Form 10-K/A
period 1993-08-28
WINNEBAGO INDUSTRIES INC
filed 1994-01-11
CIK 107687

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K / A

(Mark One)
( X )   Annual report pursuant to section 13 or 15(d) of
the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended August 28, 1993; or

(     )         Transition report pursuant to section 13 or
15(d) of the Securities Exchange Act of 1934 (No Fee
Required)

For the transition period from ___________ to _____________
Commission File Number 1-6403

WINNEBAGO INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

	       Iowa                                  42-0802678

(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)             Identification No.)



P.O. Box 152, Forest City, Iowa                         50436
(Address of Principal executive offices)             (Zip Code)


Registrant's telephone number, including area code:  (515) 582-3535

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                             				    NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS                     WHICH REGISTERED

Common Stock ($.50 par value)    The New York Stock Exchange, Inc.
				                               Midwest Stock Exchange, Inc.
				                             The Pacific Stock Exchange, Inc.


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    			  None


Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X     No  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K ____.

Aggregate market value of the common stock held by non-affiliates of the Registrant on October 18, 1993:
$100,420,404 (13,169,889 shares at closing price on New York
Stock Exchange of $7.625).

Common stock outstanding on November 19, 1993, 25,143,699 shares.


Exhibit 10n., Schedule - Incentive Compensation Plan -
Quarterly Bonus Formula 1994 Fiscal formerly filed with the
Registrant's Annual Report on Form 10-K for the fiscal year ended August 28, 1993 is hereby replaced with the attached
Schedule - RV Incentive Compensation Plan - Quarterly Bonus
Formula 1994 Fiscal.


                		       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10k/A for the year ended August 28, 1993, to be signed on its behalf by the undersigned thereunto duly authorized.

					WINNEBAGO INDUSTRIES, INC.


Dated:  January 6, 1994                 By------------------------
					                                     Ed Barker
					                                      Vice President, Controller
					                                       and Chief Financial Officer
					                                      (As duly authorized officer and
					                                       as the principal financial and
					                                       accounting officer)




                                                                                August 11, 1993
                                     RV INCENTIVE COMPENSATION PLAN
                                        Quarterly Bonus Formula
                                              1994 Fiscal



         Percent of                        Bonus %                        Percent of                 Bonus %
      Operating Profit    Officer     Executive    Management         Operating Profit   Officer    Executive      Management

           80.0             10         7.50             5.0                100.0            40         30.00            20.0
           80.7             11         8.25             5.5                100.7            41         30.75            20.5

           81.3             12         9.00             6.0                101.3            42         31.50            21.0
           82.0             13         9.75             6.5                102.0            43         32.25            21.5
           82.7             14         10.50            7.0                102.7            44         33.00            22.0
           83.3             15         11.25            7.5                103.3            45         33.75            22.5
           84.0             16         12.00            8.0                104.0            46         34.50            23.0

           84.7             17         12.75            8.5                104.7            47         35.25            23.5
           85.3             18         13.50            9.0                105.3            48         36.00            24.0
           86.0             19         14.25            9.5                106.0            49         36.75            24.5
           86.7             20         15.00           10.0                106.7            50         37.50            25.0
           87.3             21         15.75           10.5                107.3            51         38.25            25.5

           88.0             22         16.50           11.0                108.0            52         39.00            26.0
           88.7             23         17.25           11.5                108.7            53         39.75            26.0
           89.3             24         18.00           12.0                109.3            54         40.50            27.0
           90.0             25         18.75           12.5                110.0            55         41.25            27.5
           90.7             26         19.50           13.0                110.7            56         42.00            28.0

           91.3             27         20.25           13.5                111.3            57         42.75            28.5
           92.0             28         21.00           14.0                112.0            58         43.50            29.0
           92.7             29         21.75           14.5                112.7            59         44.25            29.5
           93.3             30         22.50           15.0                113.3            60         45.00            30.0
           94.0             31         23.25           15.5                114.0            61         45.75            30.5

           94.7             32         24.00           16.0                114.7            62         46.50            31.0
           95.3             33         24.75           16.5                115.3            63         47.25            31.5
           96.0             34         25.50           17.0                116.0            64         48.00            32.0
           96.7             35         26.25           17.5                116.7            65         48.75            32.5
           97.3             36         27.00           18.0                117.3            66         49.50            33.0

           98.0             37         27.75           18.5                118.0            67         50.25            33.5
           98.7             38         28.50           19.0                118.7            68         51.00            34.0
           99.3             39         29.25           19.5                119.3            69         51.75            34.5
                                                                           120.0            70         52.50            35.0
