Form 10-Q
period 1993-11-27
WINNEBAGO INDUSTRIES INC
filed 1994-01-11
CIK 107687

SECURITIES AND EXCHANGE COMMISSION

         Washington, D.C. 20549




              FORM 10-Q


(Mark One)
____
  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
        15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 1993

                     OR
___
___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to  ____________

Commission file number  1-6403


               WINNEBAGO INDUSTRIES, INC.


   (Exact name of registrant as specified in its charter)

          IOWA                             42-0802678
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)         Identification No.)

P. O. Box 152, Forest City, Iowa              50436
(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code: (515) 582-3535

Indicate by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter period that
the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X  No ____.

        There were 25,144,852 shares of $.50 par value common stock outstanding on January 6, 1994.


           WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
               INDEX TO REPORT ON FORM 10-Q


                                                                 Page Number
PART I.  FINANCIAL INFORMATION:
   (Interim period information unaudited)

         Consolidated Balance Sheets                                1 & 2
         Unaudited Consolidated Statements of Operations              3
         Unaudited Consolidated Condensed Statements of Cash Flows    4
         Unaudited Condensed Notes to
         Consolidated Financial Statements                          5 & 6
         Management's Discussion and Analysis of
          Financial Condition and Results of Operations             7 & 8

PART II.         OTHER INFORMATION                                  9 & 10



                   PART I FINANCIAL INFORMATION
           WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS


Dollars in thousands

           ASSETS                  November 27, 1993    August 28,  1993
                                       (Unaudited)

CURRENT ASSETS
Cash and cash equivalents                 $3,465           $11,238
Marketable securities                      2,931             2,309
Receivables, less allowance
 for doubtful accounts
  ($2,163 and $2,798, respectively)       25,396             29,239
Dealer financing receivables
less allowance for doubtful
 accounts ($356 and $290, respectively)    9,542              6,742
Inventories                               44,339             40,610
Prepaid expenses                           4,150              3,636
Deferred income taxes                        511                511

     Total current assets                 90,334             94,285

PROPERTY AND EQUIPMENT, at cost
Land                                       1,538              2,153
Buildings                                 39,621             38,373
Machinery and equipment                   73,557             72,505
Transportation equipment                   5,925              5,609
                                         120,641            118,640
     Less accumulated depreciation        82,226             81,012

     Total property and equipment, net    38,415             37,628

LONG-TERM NOTES RECEIVABLE, less allowances
   ($2,017 and $1,362, respectively)       3,692              4,203

INVESTMENT IN LIFE INSURANCE              12,605             11,853

DEFERRED INCOME TAXES                      2,652              2,652

OTHER ASSETS                               6,338              6,429

TOTAL ASSETS                            $154,036           $157,050


See Unaudited Condensed Notes to Consolidated Financial Statements


              WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS


Dollars in thousands

LIABILITIES AND STOCKHOLDERS' EQUITY       November 27, 1993  August 28,  1993
                                              (Unaudited)

CURRENT LIABILITIES
Current maturities of long-term debt             $2,082          $1,719
Accounts payable, trade                          16,534          19,462
Accrued expenses:
      Insurance                                   6,297           6,445
     Vacation liability                           3,195           2,864
     Promotional                                  1,458           4,636
     Other                                        7,418          10,399
Liability on product warranties                   3,220           4,091

        Total current liabilities                40,204          49,616

LONG-TERM DEBT AND OBLIGATIONS
 UNDER CAPITAL LEASE                              3,908           3,183

POSTRETIREMENT BENEFITS
 OTHER THAN PENSIONS                             40,592          18,766

DEFERRED INCOME TAXES                             1,823           1,823

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY      2,029           1,969

STOCKHOLDERS' EQUITY
Capital stock, common, par value $.50;
 authorized 60,000,000 shares                    12,910          12,908
Additional paid-in capital                       24,704          24,811
Reinvested earnings                              35,567          52,245
                                                 73,181          89,964
Less treasury stock, at cost                      7,701           8,271


Total stockholders' equity                       65,480          81,693

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $154,036        $157,050

See Unaudited Condensed Notes to Consolidated Financial Statements



           WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
         UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


In thousands except per share data
                                             Thirteen Weeks Ended
                                     November 27, 1993  November 28, 1992

Revenues:
     Manufactured products                 $99,589         $78,864
     Services                                4,967           4,552
          Total net revenues               104,556          83,416

Costs and Expenses:
     Cost of manufactured products          85,516          68,482
     Cost of services                        2,887           3,509
     Selling and delivery                    6,026           4,830
     General and administrative              6,414           5,660
     Other expense                              76             111
     Minority interest in net income (loss)
       of consol. subsidiary                    60            (115)

       Total costs and expenses            100,979          82,477

          Operating income                   3,577             939

Financial income                               165             178

Income from operations before income taxes*  3,742           1,117
Provision for income taxes                   - - -           - - -

Income from operations*                      3,742           1,117

Cumulative effect of change in
   in accounting principle                 (20,420)          - - -

Net income (loss)                         $(16,678)         $1,117

     Income (loss) per common share:
        Operations                           $0.15           $0.04
        Cumulative effect of change
        in accounting principle              (0.81)          - - -

     Net income (loss)                      $(0.66)          $0.04

Weighted average number of shares
   of common stock outstanding              25,137          25,027


*Before Cumulative Effect of Change in Accounting Principle.

See Unaudited Condensed Notes to Consolidated Financial Statements.


            WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
  UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS



Dollars in thousands
Increase (decrease) in cash and
   cash equivalents                            Thirteen Weeks Ended
                                          November 27,          November 28,
                                              1993                   1992
Cash flows from operating activities:
  Net income (loss)                        $(16,678)                $1,117
Adjustments to reconcile net loss
 to net cash from operating activities:
  Cumulative effect of change
   in accounting principle                   20,420                 - - -
  Depreciation and amortization               1,880                 1,945
  Employee stock bonus plan                     437                 - - -
  Realized and unrealized gains
   on investments, net                          (69)                 (104)
  Postretirement benefits other
   than pensions                              1,406                   468
  Minority shareholders' portion
   of consolidated subsidiary's gain (loss)      60                  (115)
  Other                                          37                   737
Change in assets and liabilities:
  Decrease in accounts receivable             4,691                 5,310
     Increase in inventories                 (3,729)               (2,656)
  Decrease in accounts payable
   and accrued expenses                      (8,305)               (7,018)
  Increase in other categories               (1,385)                  (56)
Net cash used by operating activities        (1,235)                 (372)

Cash flows from investing activities:
  Investments in marketable securities       (2,930)               (2,918)
  Proceeds from the sale of
   marketable securities                      2,377                 1,110
  Purchases of property and equipment        (2,626)               (1,469)
  Investments in dealer receivables          (8,770)               (5,734)
  Proceeds from dealer receivables            5,919                 1,114
  Other                                      (1,025)               (1,612)
Net cash used by investing activities        (7,055)               (9,509)

Cash flows from financing
  activities and capital transactions:
  Proceeds from issuance of long-term debt      807                2,000
  Payments of long-term debt                   (318)                (189)
  Other                                          28                   29
Net cash provided by financing activities and
 capital transactions                           517                1,840

Net decrease in cash and cash equivalents    (7,773)              (8,041)

Cash and cash equivalents -
 beginning of period                         11,238               13,286

Cash and cash equivalents - end of period  $  3,465             $  5,245

See Unaudited Condensed Notes to Consolidated Financial Statements.








WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
         UNAUDITED CONDENSED NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the consolidated financial position as of November 27, 1993, the consolidated results of operations and the consolidated cash flows for the 13 weeks ended November
27, 1993 and November 28, 1992.

2. The results of operations for the 13 weeks ended November 27, 1993, are not necessarily indicative of the results to be expected for the full year.
Service revenues, in the Consolidated Statements of Operations, consist of revenues generated by Cycle-Sat, Inc. (Cycle-Sat), and Winnebago Acceptance Corporation
(WAC), subsidiaries of the Company. Also during the 13 weeks ended November 28, 1992 service revenues included revenues generated by North Iowa Electronics, Inc. (NIE), a subsidiary of the Company. NIE was sold during fiscal 1993.

3. Inventories are valued at the lower of cost or market, with cost being determined under the last-in, first-out (LIFO) method and market defined as net realizable value.

    Inventories are composed of the following (dollars in thousands):


                    November 27,    August 28,
                      1993            1993

Finished Goods        $17,403       $16,578
Work In Process        11,937        11,051
Raw Materials          28,847        26,614

                       58,187        54,243

LIFO Reserve           13,848        13,633

                      $44,339       $40,610

4. The Company entered into a $12,000,000 financing and security agreement with NationsCredit Corporation
(NationsCredit) formally Chrysler First
Commercial Corporation dated March 26, 1992, as amended. Terms of the agreement limit borrowings to the lesser of $12,000,000 or 75% of eligible inventory (fully manufactured recreational vehicles ready for delivery to a dealer). Borrowings are secured by the Company's receivables and inventory. The agreement requires a graduated interest rate based upon the bank's reference rate as defined within the agreement. The line of credit had an initial term of one year and continues during successive one-year periods unless either party provides at least 90-days notice prior to the one-year period to the other party that they wish to terminate the line of credit. The agreement prohibits any advances or loans to any subsidiary or affiliate or additional guarantees of any obligations of any subsidiary or affiliate, in either case in excess of $4,000,000 or $7,500,000 in the aggregate for all subsidiaries and affiliates from the date of the agreement. There was no outstanding balance under the line of credit at November 27, 1993.

5. It is customary practice for companies in the recreation vehicle industry to enter into repurchase agreements with lending institutions which have provided wholesale floor plan financing to dealers. The
Company's agreements provide for the repurchase of its products from the financing institution in the event of repossession upon a dealer's default. The
Company was contingently liable for approximately
$113,430,000 and $101,445,000 under repurchase agreements with the lending institutions as of November 27, 1993, and August 28, 1993, respectively. Included in these contingent liabilities are approximately $32,164,000 and
$27,758,000, respectively, of certain dealer receivables subject to recourse agreements with ITT Commercial
Finance Corporation, NationsCredit and John Deere Credit,
Inc.

6. Fiscal year-to-date the Company paid cash for the following (dollars in thousands):


    Thirteen Weeks Ended


                November 27,    November 28,
                   1993            1992

Interest           $   56         $  83
Income Taxes        1,406         - - -

7.    At November 27, 1993, Postretirement Benefits
Other Than Pensions included Deferred Compensation of $19,436,000 and Postretirement Benefits related to health care and other benefits of $21,156,000. Effective
August 29, 1993, the Company adopted Statement of
Financial Accounting Standards (SFAS) No. 106, "Employers'Accounting for Postretirement Benefits Other Than Pensions" related to health care and other benefits.
SFAS No. 106 requires the Company to accrue the estimated cost of retiree benefit payments during the years the employee provides services. The Company previously expensed the cost of these benefits, which are principally health care, as claims were incurred. SFAS No. 106 allows recognition of the cumulative effect of the liability in the year of adoption or the amortization of the obligation over a period of up to twenty years.
      The Company has elected to recognize the cumulative effect of this obligation on the immediate recognition basis. The cumulative effect as of August 29, 1993 of adopting SFAS No. 106 was an accrual of postretirement health care costs of $20,420,000 and a decrease in net earnings of $20,420,000 ($.81 per share), which has been included in the Company's consolidated statement of operations for the 13 weeks ended November 27, 1993.

      The effect of adopting SFAS No. 106 on income from continuing operations for the 13 weeks ended
November 27, 1993 was a decrease of $736,000 ($.03 per share).

      The Company provides certain health care and other benefits for certain retired employees who have fulfilled eligibility requirements of age 55 with fifteen years of service. In fiscal year 1993 and 1992, the Company recognized on a "pay-as-you-go" basis expense of $501,000 and $364,000 respectively, for postretirement health care benefits. The Company's postretirement health care plan currently is not funded. The status of the plans is as follows:

      Accumulated postretirement benefit obligation at August 29, 1993:

Retirees                                      $ 2,745,000
Fully eligible active plan participants         3,099,000
Other active plan participants                 14,576,000

                                              $20,420,000

Net postretirement benefit cost for the 13 weeks ended November 27, 1993 consisted of the following components:

Service cost - benefits earned
  during the quarter                             $406,000
Interest cost on accumulated
 postretirement benefit obligation                330,000

                                                 $736,000

The assumed pre-65 and post 65 health care cost trend rates used in measuring the accumulated postretirement benefit obligation as of August 29, 1993 was 10.84% and 10.35%, respectively for 1993, decreasing each successive year until it reaches 5.5% in 2014 and 2019, respectively after which it remains constant. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of August 29, 1993 and net postretirement health care cost by approximately 27%. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 6.5%.

8. At November 27, 1993, the Company had a tax loss carryforward for financial reporting purposes of approximately $60,000,000 which will, if unused, expire at various times in fiscal years 2006 through 2008. The
Company has not recognized the tax benefits of net operating loss carryforwards due to the uncertainty of future realization.


        Management's Discussion and Analysis of
    Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Thirteen Weeks Ended November 27, 1993 Compared to Thirteen Weeks
Ended November 28, 1992.

Net revenues of manufactured products for the 13 weeks ended November 27, 1993 increased $20,725,000 or 26.3 percent from the 13 week period ended November 28, 1992. Motor home shipments increased by 345 units or 20.1 percent during the 13 weeks ended November 27, 1993 when compared to the first quarter of fiscal 1993. The growth in revenues is attributed to the volume increase in the overall motor home industry and an increase in Winnebago's market share as well as a sales mix of larger units. The Company's outlook for the remainder of fiscal 1994 is optimistic due to the most complete motor home lineup in its history.

Service revenues for the 13 weeks ended November 27, 1993 increased $415,000 or 9.1 percent from the 13 weeks ended November 28, 1992. This increase can be attributed primarily to increased revenues ($957,000 or 25.3 percent) by Cycle-Sat due to increased revenues from established customers as well as revenues generated with new customers. This increase was partially offset by the Company's sale of NIE (an electronic component assembly business), during August, 1993.

Cost of manufactured products, as a percent of manufactured product revenues, was 85.9 percent for the 13 weeks ended November 27, 1993 compared to 86.8 percent for the 13 weeks ended November 28, 1992. This decrease can be attributed primarily to the increase in motor home volume.


Cost of services, as a percent of service revenues, decreased to 58.1 percent from 77.1 percent when comparing the 13 weeks ended November 27, 1993 to the 13 weeks ended November 28, 1992. This decrease can be attributed primarily to the increase in revenues at Cycle-Sat.

Selling and delivery expenses increased by $1,196,000 but remained at 5.8 percent of net revenues when comparing the 13 weeks ended November 27, 1993 to the comparable period of fiscal 1993. The increase in dollars can be attributed primarily to an increase in advertising and promotional expenses during the 13 weeks ended November 27, 1993 when compared to the 13 weeks ended November 28, 1992.

General and administrative expenses increased by $754,000 but decreased to 6.1 percent of net revenues from 6.8 percent of net revenues when comparing the 13 weeks ended November 27, 1993 to the comparable period of fiscal 1993. The increase in dollars is primarily attributed to the Company's adoption of FASB No. 106 "Employers'
Accounting for Postretirement Benefits Other Than Pensions"
($736,000) which requires the Company to record the ongoing incremental cost as a current operating expense.

The Company had other expense of $76,000 during the 13
weeks ended November 27, 1993 compared to $111,000 during the 13 weeks ended November 28, 1992. The primary reason for the change when comparing the two periods was the reduction in the Company's provision for losses on the resale of motor homes repurchased by the Company under its repurchase agreements with financial institutions partially offset by the recording of lease income received by WAC during the period ended November 28, 1992.

The Company had net financial income of $165,000 during the first quarter of fiscal 1994 compared to $178,000 during the first quarter of fiscal 1993. The Company recorded interest income of $101,000 during the first quarter of fiscal 1994 compared to $98,000 during the first quarter of fiscal 1993. The decrease was primarily due to reduced realized and unrealized capital gains in the Company's marketable securities portfolio.

For the 13 weeks ended November 27, 1993, the Company realized income from operations of $3,742,000 or $.15 per share. Favorably affecting net income was income of $241,000
($.01 per share) for Cycle-Sat operations. For the 13 weeks ended November 28, 1992, the Company realized income from operations and net income of $1,117,000 or $.04 per share; however, unfavorably affecting net income was a loss of $460,000 ($.02 per share) for Cycle-Sat operations.

On August 29, 1993, the Company was required to adopt
FASB Statement No. 106, "Employers' Accounting for
Postretirement Benefits Other Than Pensions" which covers health care and other benefits provided to retirees and which requires accruing such benefits during the years the employee provides services. This change in accounting principles resulted in a cumulative non-cash charge of $20,420,000 or $.81 per share. With the adoption of FASB No. 106, the 13 weeks ended November 27, 1993 net loss was
$16,678,000 or $.66 per share.

LIQUIDITY AND FINANCIAL CONDITION

Presently, the Company meets its working capital and capital equipment requirements and cash requirements of subsidiaries with funds generated internally and funds from agreements with financial institutions.

At November 27, 1993, working capital was $50,130,000 an increase of $5,461,000 from the amount at August 28, 1993. The Company's principal sources and uses of cash during the 13 weeks ended November 27, 1993 are set forth in the unaudited consolidated condensed statement of cash flows for that period.

The Company's principal sources of liquidity at November 27, 1993 consisted of cash in the amount of $3,465,000 and marketable securities in the amount of $2,931,000.
Included in the cash and marketable securities balance is a $4,000,000 compensating balance as required in the Company's Inventory Floor Planning Financing Agreement with NationsCredit Corporation.

Principal expected demands at November 27, 1993 on the Company's liquid assets for the remainder of fiscal
1994 include approximately $6,500,000 for capital expenditures consisting primarily of tooling, equipment replacement and new equipment.

Based upon the above cash and financing resources available (See Notes 4 and 5), management believes that the Company has adequate sources of financing to meet its remaining fiscal 1994 cash requirements. However, any significant adverse events in the market for motor homes or in the economy could have a significant effect on the Company's future cash requirements.


Part II      Other Information

Item 6       Exhibits and Reports on Form 8-K


             (a)   No exhibits are being filed as a part of this report.


             (b)   The Company did not file any reports on
                   Form 8-K during the period covered by this report.




                    SIGNATURES


            Pursuant to the requirements of the
Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 WINNEBAGO INDUSTRIES, INC.


                                        (Registrant)



Date           January 6, 1994

                                                Fred G. Dohrmann
                                       President and Chief Executive Officer




Date           January 6, 1994

                                                Ed F. Barker
                                        Vice President, Controller and
                                            Chief Financial Officer