Form 10-Q
period 1994-01-28
WINNEBAGO INDUSTRIES INC
filed 1994-04-12
CIK 107687

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                       FORM 10-Q


(Mark One)
____
  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES  EXCHANGE ACT
        OF 1934

For the quarterly period ended             February 26, 1994

OR
___
___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

There were 25,210,988 shares of $.50 par value common stock outstanding on April 6, 1994.




WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES

INDEX TO REPORT ON FORM 10-Q


                                                       Page Number
PART I.
FINANCIAL INFORMATION:
  (Interim period information unaudited)

Consolidated Balance Sheets                               1 & 2

Unaudited Consolidated Statements of Operations             3

Unaudited Consolidated Condensed Statements of Cash Flows   4

Unaudited Condensed Notes to Consolidated
 Financial Statements                                     5 - 7

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                      8 - 10

PART II.OTHER INFORMATION                                11 - 13

                 PART I FINANCIAL INFORMATION
         WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS

Dollars in thousands
ASSETS                           February 26,       August 28,
                                      1994             1993
                                  (Unaudited)

CURRENT ASSETS
Cash and cash equivalents          $    562       $    11,238
Marketable securities                 2,829             2,309
Receivables, less allowance
 for doubtful accounts
 ($2,202 and $2,798, respectively)   32,958            29,239
Dealer financing receivables
 less allowance for doubtful
 accounts ($287 and $290,
 respectively)                        6,985             6,742
Inventories                          48,807            40,610
Prepaid expenses                      3,858             3,636
Deferred income taxes                   511               511
  Total current assets               96,510            94,285

PROPERTY AND EQUIPMENT, at cost
Land                                  1,528             2,153
Buildings                            40,469            38,373
Machinery and equipment              74,677            72,505
Transportation equipment              5,914             5,609
                                    122,588           118,640
  Less accumulated depreciation      83,757            81,012

  Total property and equipment, net  38,831            37,628
LONG-TERM NOTES RECEIVABLE,
 less allowances($1,785 and
 $1,362, respectively)                3,849             4,203
INVESTMENT IN LIFE INSURANCE         13,356            11,853

DEFERRED INCOME TAXES                 2,534             2,652

OTHER ASSETS                          5,744             6,429

TOTAL ASSETS                       $160,824          $157,050

See Unaudited Condensed Notes to Consolidated Financial Statements

         WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS

Dollars in thousands

LIABILITIES AND
  STOCKHOLDERS' EQUITY           February 26,       August 28,
                                     1994              1993
                                 (Unaudited)

CURRENT LIABILITIES
Current maturities of
 long-term debt                    $  2,072          $  1,719
Notes payable                         2,050                 -
Accounts payable, trade              19,890            19,462
Accrued expenses:
  Insurance                           3,435             6,445
  Vacation liability                  3,106             2,864
  Promotional                         2,553             4,636
  Other                               9,169            10,399
Liability on product warranties       3,367             4,091

  Total current liabilities          45,642            49,616

LONG-TERM DEBT AND
 CAPITAL LEASE OBLIGATIONS            2,805             3,183

POSTRETIREMENT BENEFITS
 OTHER THAN PENSIONS                 41,439            18,766

DEFERRED INCOME TAXES                 1,823             1,823

MINORITY INTEREST IN
 CONSOLIDATED SUBSIDIARY              2,054             1,969

STOCKHOLDERS' EQUITY
Capital stock, common,
 par value $.50; authorized
 60,000,000 shares                   12,914            12,908
Additional paid-in capital           24,379            24,811
Reinvested earnings                  36,848            52,245
                                     74,141            89,964
Less treasury stock, at cost          7,080             8,271

Total stockholders' equity           67,061            81,693

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY              $160,824          $157,050

See Unaudited Condensed Notes to Consolidated Financial Statements


         WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
       UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

IN THOUSANDS EXCEPT PER SHARE DATA
                                        THIRTEEN WEEKS ENDED              TWENTY-SIX WEEKS ENDED
                                    February 26,     February 27,      February 26,     February 27,
                                       1994             1993              1994             1993
Revenues:
 Manufactured products                $94,251          $72,956           $193,840         $151,820
 Services                               4,750            4,506              9,717            9,058
     Total net revenues                99,001           77,462            203,557          160,878

Costs and Expenses:
 Cost of manufactured products         82,290           64,109            167,806          132,591
 Cost of services                       2,736            3,646              5,623            7,155
 Selling and delivery                   6,220            5,353             12,246           10,183
 General and administrative             6,365            5,170             12,779           10,830
 Other expense                             94               78                170              189
 Minority interest in net income (loss)
  of consol. subsidiary                    25             (177)                85             (292)
   Total costs and expenses            97,730           78,179            198,709          160,656

Operating income (loss)                 1,271             (717)             4,848              222

Financial income                           10               37                175              215

Income (loss) from operations
 before income taxes*                   1,281             (680)             5,023              437

Provision (credit) for income taxes         -           (1,087)                 -           (1,087)

Income from operations*                 1,281              407              5,023            1,524
Cumulative effect of change
  in accounting principle                   -                -            (20,420)               -

Net income (loss)                    $  1,281         $    407       $    (15,397)        $  1,524

Income (loss) per common share:
 Income from operations                 $0.05            $0.02              $0.20            $0.06
 Cumulative effect of change
  in accounting principle                   -                -              (0.81)               -
Net income (loss)                        $0.05            $0.02             $(0.61)          $0.06

Weighted average number of shares
 of common stock outstanding            25,165           25,032             25,151          25,029


* BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE.

SEE UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


         WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
       UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Dollars in thousands
Increase (decrease) in cash and
 cash equivalents
                                              TWENTY-SIX WEEKS ENDED
                                           February 26,      August 28,
                                               1994             1993

Cash flows from operating activities:
 Net income (loss)                         $(15,397)          $  1,524
Adjustments to reconcile net income (loss)
to net cash from operating activities:
 Cumulative effect of change in
  accounting principle                       20,420                  -
 Depreciation and amortization                3,831              3,889
 Employee stock bonus plan                      437                  -
 Realized and unrealized gains
  on investments, net                           (84)              (215)
 Postretirement benefits
  other than pensions                         2,253                  -
 Minority shareholders' portion of
  consolidated subsidiary's gain (loss)          85               (292)
 Other                                          (58)             2,297
Change in assets and liabilities:
 (Increase) decrease in accounts receivable  (2,839)             3,519
 Increase in inventories                     (7,915)           (12,980)
 Decrease in accounts payable
  and accrued expenses                       (5,653)            (4,010)
 (Increase) decrease in
  other categories, net                        (828)               288
Net cash used by operating activities        (5,748)            (5,980)

Cash flows from investing activities:
 Investments in marketable securities        (6,371)            (5,005)
 Proceeds from the sale of
  marketable securities                       5,935              5,559
 Purchases of property and equipment         (4,980)            (3,266)
 Investments in dealer receivables          (18,112)           (13,314)
 Proceeds from dealer receivables            17,890              6,758
 Investment in other assets and
  notes receivable                           (2,040)            (3,085)
 Other                                          397                193
Net cash used by investing activities        (7,281)           (12,160)

Cash flows from financing activities and capital transactions:
 Net increase in notes payable                2,050              9,000
 Payments of long-term debt
  and capital leases                          (802)               (413)
 Proceeds from issuance of long-term debt      777                 463
 Other                                         328                  76
Net cash provided by financing activities and
 capital transactions                        2,353               9,126

Net decrease in cash and
  cash equivalents                         (10,676)             (9,014)

Cash and cash equivalents
 - beginning of period                      11,238              13,286

Cash and cash equivalents
 - end of period                          $    562          $    4,272

SEE UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                         WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
              UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the consolidated financial position as of February 26, 1994, and results of operations and cash flows for the 26 and 13 weeks ended February 26, 1994 and February 27, 1993.

2. The results of operations for the 26 weeks ended February 26, 1994, are not necessarily indicative of the results to be expected for the full year. Service revenues, in the Consolidated Statements of Operations, consist of revenues generated by Cycle-Sat,
Inc. (Cycle-Sat), and Winnebago Acceptance Corporation (WAC), subsidiaries of the Company.
Also during the 13 and 26 weeks ended February 27, 1993 service revenues included revenues generated by North Iowa Electronics, Inc. (NIE), a subsidiary of the Company. NIE was sold during fiscal 1993.

3. Inventories are valued at the lower of cost or market, with cost being determined under the last-in, first-out (LIFO) method and market defined as net realizable value.

Inventories are composed of the following (dollars in thousands):

                 February 26,         August 28,
                   1994                1993

Finished Goods...$22,530             $16,578
Work In Process...12,941              11,051
Raw Materials.... 27,205              26,614

                  62,676              54,243
LIFO Reserve......13,869              13,633

                 $48,807             $40,610

4. The Company entered into a $12,000,000 financing and security agreement with NationsCredit Corporation (NationsCredit) formerly Chrysler First Commercial
Corporation. Terms of the agreement limit borrowings to the lesser of $12,000,000 or
75% of eligible inventory (fully manufactured recreational vehicles ready for delivery to a dealer). Borrowings are secured by the Company's receivables and inventory. The agreement requires a graduated interest rate based upon the bank's reference rate as defined in the agreement. The line of credit is available for a term of one year and continues during successive one-year periods unless either party provides at least 90-days notice prior to the end of the one-year period to the other party that they wish to terminate the line of credit. The agreement prohibits any advances or loans to any subsidiary or affiliate or additional guarantees of any obligations of any subsidiary or affiliate, in either case in excess of $5,000,000 or
$7,500,000 in the aggregate for all subsidiaries and affiliates from the date of the agreement. The agreement also includes certain restrictive covenants (as defined) including maintenance of minimum net worth, working capital, and debt to equity ratio. The Company is in compliance with this covenant. There was no outstanding balance under the line of credit at February 26, 1994.

The Company and Cycle-Sat entered into a $3,000,000 line of credit with Firstar Bank Cedar Rapids dated February 24, 1994. Terms of the agreement limit the amount advanced to the lesser of $3,000,000 or the sum of the base of 75% of Cycle-Sat's eligible accounts receivable and 50% of its inventory. The agreement provides for a graduated interest rate based on the tangible net worth of Cycle-Sat and contains a restrictive covenant related to the maintenance of a minimum tangible net worth as defined. The Company is in compliance with this covenant. Borrowings under the line of credit have been guaranteed by the Company. The line of credit has a maturity date of
January 31, 1995. The outstanding balance under the line of credit at February 26,
1994 was $1,800,000 with an interest rate of 7.25% per annum.

5. It is customary practice for companies in the recreation vehicle industry to enter into repurchase agreements with lending institutions which have provided wholesale floor plan financing to dealers. The
Company's agreements provide for the repurchase of its products from the financing institution in the event of repossession upon a dealer's default. The Company was contingently liable for approximately $103,654,000 and $101,445,000 under repurchase agreements with the lending institutions as of February 26, 1994, and August 28,
1993, respectively. Included in these contingent liabilities are approximately
$39,818,000 and $27,758,000, respectively, of certain dealer receivables subject to recourse agreements with ITT Commercial Finance Corporation, NationsCredit and John
Deere Credit, Inc.

6.  Fiscal year-to-date the Company paid cash for the following
(dollars in thousands):
                             Twenty-Six Weeks Ended

                           February 26,        February 27,
                               1994                1993

Interest                    $  369                 $198
Income Taxes                 1,418                  240


7.  At February 26, 1994, Postretirement Benefits Other Than
Pensions included Deferred Compensation of $19,754,000 and Postretirement Benefits related to health care and other benefits of $21,685,000. Effective August 29, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS)
No. 106,
"Employers' Accounting for Postretirement Benefits Other Than Pensions" related to health care and other benefits. SFAS No. 106 requires the Company to accrue the estimated cost of retiree benefit payments during the years the employee provides services. The Company previously expensed the cost of these benefits, which are principally health care, as claims were incurred. SFAS No. 106 allows recognition of the cumulative effect of the liability in the year of adoption or the amortization of the obligation over a period of up to 20 years. The Company has elected to recognize the cumulative effect of this obligation on the immediate recognition basis. The cumulative effect as of August 29, 1993 of adopting SFAS No. 106 was an accrual of postretirement health care costs of $20,420,000 and a decrease in net earnings of
$20,420,000 ($.81 per share), which has been included in the Company's consolidated statement of operations for the 26 weeks ended February 26, 1994.

The effect of adopting SFAS No. 106 on income from operations for the 26 weeks ended February 26, 1994 was a net decrease of $1,265,000 ($.05 per share).

The Company provides certain health care and other benefits for certain retired employees who have fulfilled eligibility requirements of age 55 with 15 years of service. In fiscal year 1993 and 1992, the Company recognized on a
"pay-as-you-go" basis expense of $501,000 and $364,000 respectively, for postretirement health care benefits. The Company's postretirement health care plan is not funded. The status of the plan is as follows:

Accumulated postretirement benefit obligation at August 29, 1993:

Retirees                                         $2,745,000
Fully eligible active plan participants           3,099,000
Other active plan participants                   14,576,000

                                                $20,420,000

Net postretirement benefit cost for the 13 and 26 weeks ended
February 26, 1994 consisted of the following components:


                                    Thirteen           Twenty-Six
                                      Weeks               Weeks

Service cost - benefits earned
 during the quarter                 $369,000            $775,000
Interest cost on accumulated
 postretirement benefit obligation   299,000             629,000

                                    $668,000          $1,404,000

The assumed pre-65 and post-65 health care cost trend rates used in measuring the accumulated postretirement benefit obligation as of August 29,
1993 was 10.84% and 10.35%, respectively for 1993, decreasing each successive year until it reaches 5.5% in 2014 and 2019, respectively, after which it remains constant. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of
August 29, 1993 and net postretirement health care cost by approximately 27%. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 6.5%.

8. At February 26, 1994, the Company had a tax loss carryforwards for financial reporting purposes of approximately $50,000,000 which will, if unused, expire at various times in fiscal years 2006 through 2008. The Company has not recognized the tax benefits of net operating loss carryforwards due to the uncertainty of future realization.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Thirteen Weeks Ended February 26, 1994 Compared to Thirteen Weeks Ended February 27, 1993

Net revenues of manufactured products for the 13 weeks ended February 26, 1994 increased
$21,295,000 or 29.2 percent from the 13 week period ended February 27, 1993. Motor home shipments increased by 271 units or 17.0 percent during the 13 weeks ended February 26,
1994 when compared to the second quarter of fiscal 1993. The growth in the Company's revenues is attributed to an overall industry gain in motor home volume, an increase in the Company's market share and to a product mix change to larger more expensive units.
The Company's outlook for the remainder of fiscal 1994 remains optimistic.

Service revenues for the 13 weeks ended February 26, 1994 increased $244,000 or 5.4 percent from the 13 weeks ended February 27, 1993. This increase can be attributed to increased revenues ($1,306,000 or 40 percent) by Cycle-Sat from established customers and new customers. This increase was partially offset by the absence of revenues of NIE (an electronic component assembly business), which was sold during August 1993.

Cost of manufactured products, as a percent of manufactured product revenue, was 87.3 percent for the 13 weeks ended February 26, 1994 compared to 87.9 percent for the 13 weeks ended February 27, 1993. This decrease can be attributed primarily to the increase in motor home volume and a favorable product mix.

Cost of services, as a percent of service revenues, decreased to 57.6 percent from 80.9 percent when comparing the 13 weeks ended February 26, 1994 to the 13 weeks ended February
27, 1993. This decrease can be attributed primarily to the increase in revenues and due to renegotiations of the satellite lease agreement, a reduction in lease expense at Cycle-Sat during the 13 weeks ended February 26, 1994.

Selling and delivery expenses increased by $867,000 but decreased to
6.3 percent of net
revenues from 6.9 percent of net revenues when comparing the 13 weeks ended February 26,
1994 to the comparable period of fiscal 1993. The dollar increase can be attributed primarily to increases in advertising expenses and in reserves for dealer receivables.
The decrease in percentage can be attributed primarily to the increase in revenues.

General and administrative expenses increased by $1,195,000 but decreased to 6.4 percent of net revenues from 6.7 percent of net revenues when comparing the 13 weeks ended
February 26, 1994 to the comparable period of fiscal 1993. The increase in dollars is primarily attributed to the Company's adoption of FASB No. 106 "Employers' Accounting for
Postretirement Benefits Other Than Pensions" during fiscal 1994 which requires the Company to accrue the estimate cost of retiree benefits during the years the employee provides services. Also affecting the increase when comparing the two periods was a reduction, in fiscal 1993, in the Company's self-insurance reserves.

For the 13 weeks ended February 26, 1994, the Company realized net income of $1,281,000 or
$.05 per share which included income of $99,000 from Cycle-Sat operations. For the 13 weeks ended February 27, 1993, the Company realized net income of $407,000 or $.02 per share which included a loss of $706,000 ($.03 per share) from Cycle-Sat operations.

Twenty-Six Weeks Ended February 26, 1994 Compared to Twenty-Six Weeks
Ended
February 27, 1993

Net revenues of manufactured products for the 26 weeks ended February 26, 1994 increased
$42,020,000 or 27.7 percent from the 26 weeks ended February 27, 1993. Motor home shipments increased by 616 or 18.6 percent during the 26 weeks ended February 26, 1994 when compared to the first half of fiscal 1993. This growth in the Company's revenues is attributed to an overall industry gain in motor home volume, an increase in the Company's market share and to a product mix change to larger more expensive units.

Service revenues for the 26 weeks ended February 26, 1994 increased $659,000 or 7.3 percent from the 26 weeks ended February 27, 1993. This increase can be attributed to increased revenues ($2,263,000 or 32.1 percent) by Cycle-Sat from established customers and new customers. This increase was partially offset by the absence of revenues of NIE, which was sold during August 1993.

Cost of manufactured products, as a percentage of manufactured product revenues, was 86.6 percent for the 26 weeks ended February 26, 1994 compared to 87.3 percent for the 26 weeks ended February 27, 1993. This decrease can be attributed to the increase in motor home volume.

Cost of services, as a percent of service revenues, decreased to 57.9 percent from 79.0 percent when comparing the first half of fiscal 1994 to the first half of fiscal 1993.
This decrease can be attributed primarily to the increase in revenues and due to renegotiations of the satellite lease agreements, a reduction in lease expense at Cycle-
Sat during the first half of fiscal 1994.

Selling and delivery expenses increased to $12,246,000 from $10,183,000 when comparing the
26 weeks ended February 26, 1994 to the 26 weeks ended February 27, 1993, but decreased as a percentage of net revenues to 6.0 percent from 6.3 percent. The dollar increase can be attributed primarily to increases in advertising expenses and reserves for dealer receivables. The decrease in percentage can be attributed primarily to the increase in revenues.

General and administrative expenses increased by $1,949,000 but decreased to 6.3 percent of net revenues from 6.7 percent of net revenues when comparing the 26 weeks ended
February 26, 1994 to the comparable period of fiscal 1993. The increase in dollars can be attributed primarily to the Company's adoption of FASB No. 106, in fiscal 1994, which requires the Company to accrue the estimate cost of retiree benefits during the years the employees provide services. Also affecting the increase when comparing the two periods was a reduction, in fiscal 1993, in the company's self-insurance reserves.

For the 26 weeks ended February 26, 1994, the Company realized income from operations of
$5,023,000 or $.20 per share which included income of $340,000 ($.01 per share) from
Cycle-Sat operations. For the 26 weeks ended February 27, 1993, the Company realized net income of $1,524,000 or $.06 per share which included a loss of $1,166,000 ($.05 per share) from Cycle-Sat operations.

On August 29, 1993, the Company was required to adopt FASB Statement No. 106, "Employers'
Accounting for Postretirement Benefits Other Than Pensions" which covers health care and other benefits provided to retirees and which requires accruing such benefits during the years the employee provides services. This change in accounting principle resulted in a cumulative non-cash charge of $20,420,000 or $.81 per share. With the adoption of FASB
No. 106, the 26 weeks ended February 26, 1994 net loss was $15,397,000 or $.61 per share.

LIQUIDITY AND FINANCIAL CONDITION

Presently, the Company meets its working capital and capital equipment requirements and cash requirements of subsidiaries with funds generated internally and funds from agreements with financial institutions.

At February 26, 1994, working capital was $50,868,000 an increase of $6,199,000 from the amount at August 28, 1993. The Company's principal sources and uses of cash during the 26 weeks ended February 26, 1994 are set forth in the unaudited consolidated condensed statement of cash flows for that period.

Principal expected demands at February 26, 1994 on the Company's liquid assets for the remainder of fiscal 1994 include approximately $4,500,000 for capital expenditures consisting primarily of tooling, equipment replacement and new equipment.

Based upon available cash, marketable securities and financing resources(See Notes 4), management believes that the Company has adequate sources of funds to meet its remaining fiscal 1994 cash requirements. However, any significant adverse events in the market for motor homes or in the economy could have a significant effect on the Company's future cash requirements.


Part II   Other Information

Item 4  Submission of Matters to a Vote of Security Holders

        (a) The annual meeting was held December 15, 1993.

        (b) The election of eight directors was the only shareholder business transacted at the annual meeting.
            The breakdown of the votes was as follows:


                            Votes Cast        Votes Cast        Votes
                               For             Against        Abstained

John K. Hanson              21,337,482          33,974         58,784
Gerald E. Boman             21,349,772          21,684         58,784
David G. Croonquist         21,349,206          22,250         58,784
Fred G. Dohrmann            21,359,919          11,537         58,784
Keith D. Elwick             21,360,681          10,775         58,784
Joseph M. Shuster           21,365,006           6,450         58,784
Frederick M. Zimmerman      21,362,986           8,470         58,784
Francis L. Zrostlik         21,353,488          17,968         58,784

Item 6    Exhibits and Reports on Form 8-K

        (a) Exhibit - See Exhibit Index on page 13.

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

(REGISTRANT)

                                           /s/ Fred G. Dohrmann
Date     April 6, 1994                        Fred G. Dohrmann
                                              President and Chief
                                              Executive Officer

                                          /s/ Ed. F. Barker
Date     April 6, 1994                        Ed. F. Barker
                                              Vice President,
                                              Controller and
                                              Chief Financial Officer


                                    EXHIBIT INDEX


4b. Amendment to Financing and Security Agreement between Winnebago Industries, Inc. and
NationsCredit Corporation.

4c. Line of Credit Agreement dated February 24, 1994, among Winnebago Industries, Inc.,
Cycle-Sat, and Firstar Bank Cedar Rapids.


                  SECOND AMENDED FINANCING AND SECURITY AGREEMENT


THIS AGREEMENT is made and entered into as of the 16th day of February 1994 between
NATIONSCREDIT COMMERCIAL CORPORATION ("NCC") (assignee of Chrysler First Commercial
Corporation (Chrysler)), a North Carolina corporation, with its principal place of business at 1105 Hamilton Street, Allentown, Pennsylvania 18101
(hereinafter referred to
as "Secured Party"), and WINNEBAGO INDUSTRIES, INC., an Iowa corporation, with its principal place of business at 605 Crystal Lake Road, Forest City, Iowa 50436 (hereinafter referred to as "Debtor").

                                        RECITALS

A.WHEREAS, Winnebago Industries, Inc. and Chrysler entered into a
Financing and
Security Agreement dated March 26, 1992, pursuant to which Chrysler agreed to provide a revolving line of credit in the amount of $12MM to Winnebago secured by the collateral describes herein.

B.WHEREAS, Chrysler and Winnebago entered into an amendment dated July
1, 1993.

C.WHEREAS, all the assets of Chrysler were sold to NationsCredit on February 1,
1993, and NationsCredit succeeded to the rights and obligations of Chrysler under the terms of the Agreement.

D.WHEREAS, NCC is agreeable to continue providing such financing and other credit services to Debtor pursuant to the terms and conditions set forth in this
Agreement which replaces, amends and restates all other financing security agreements signed by Winnebago Industries, Inc. with Chrysler First Commercial
Corporation and its predecessors.

NOW, THEREFORE, in consideration of the premises, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto intending to be legally bound do hereby mutually agree and promise as follows:

Section 1. Definitions. The following terms when capitalized have the meanings as given in this Section 1 whenever used in this Agreement.

1.1 "Account Debtor" means an obligor on an Account Receivable.

1.2 "Accounts Receivable" or "Receivables" means all accounts, contract rights, instruments, documents, chattel paper, general intangibles (including, without limitation, chooses in action, tax refunds and insurance proceeds); any other obligations or indebtedness owed to Debtor from whatever source arising.

1.3 "Average Daily Balance" or "ADB" means the average daily principal balance of an indebtedness over the period considered and, when determining interest accrued, shall include a reference to a monthly interest rate which shall be determined on a thirty (30) day month and a three hundred sixty (360) day year.

1.4  "Borrowing Base" means an amount equal to the lesser of Twelve
Million Dollars
($12,000,000.00) or seventy-five percent (75%) of Eligible Inventory; all calculations of the Borrowing Base shall be at the face value of the supporting invoice establishing Debtor's cost or market value of Inventory, whichever is less.

1.5 "Business Day" means any day of the week, Monday through Friday, on which
Secured Party is open for the regular conduct of business.

1.6 "Collateral" means all of Debtor's Accounts Receivable and
Inventory now owned
or hereafter acquired, including all proceeds and products thereof, including, but not limited to, proceeds cash, instruments, credits, chattel paper, general intangibles and accounts.

1.7 "Eligible Inventory" means fully manufactured recreational vehicles ready for delivery to a dealer.

1.8 "Inventory" means all goods, merchandise and other personal property now owned or hereafter acquired by Debtor, wherever located, which are held for sale or lease, or are furnished or to be furnished under any contract of service or are raw materials, work-in-process, finished goods, supplies or materials used or consumed in
Debtor's business, and all products thereof, and all substitutions, replacements, additions or accessions therefor and thereto; all cash or non-cash proceeds and products of all of the foregoing, including insurance proceeds.

1.9 "Line of Credit" or "Credit Line" means the line of credit established and maintained under this Agreement.

1.10 "Month Period" or "Accounting Month" shall mean the period from the last
Friday of a calendar month to and including the last Thursday of the following calendar month. If a calendar month ends on Thursday, then the accounting month for the next successive period shall be from the first Friday of a calendar month to and including the last Thursday of the same calendar month.

1.11 "Obligations" means all indebtedness, obligations and liabilities of Debtor to
Secured Party of every kind and description, direct or indirect, secured or unsecured, joint or several, absolute or contingent, due or to become due, whether for payment or performance, now existing or hereafter arising, regardless of how the same arise or by what instrument, agreement or book account they may be evidenced, or whether evidenced by any instrument, agreement or book account, including, without limitation, all loans (including any loan by renewal or extension), all indebtedness, all undertakings to take or refrain from taking any action, all indebtedness, liabilities or obligations owing from Debtor to others which Secured Party may have obtained by purchase, negotiation, discount, assignment or otherwise, and all interest, taxes, fees, charges, expenses and attorney's fees chargeable to Debtor or incurred by Secured Party under this Agreement, or any other document or instrument delivered in connection herewith, and further including, without limitation, all obligations of Debtor to Secured Party pursuant to this Agreement and the Inventory
Floor Plan Finance Agreement.

1.12 "Prime Rate" means the reference rate in effect at the Bank of America NT & SA at its office in San Francisco, California on the last day of an Accounting Month effective for outstanding balances in the successive Accounting Month. When a change in the Prime Rate is announced, a change will take effect as of the first day of the successive Accounting Month. The new Prime Rate will apply to new advances as well as to existing balances from the first day of the Accounting Month in which the new
Prime Rate is effective. Notwithstanding the actual Prime Rate, for purposes of determining the rate of interest due under the Revolving Line Credit Facility, the
Prime Rate shall be the actual Prime Rate or six percent (6%) per annum if the actual
Prime Rate is less than six percent (6%) per annum.

Section 2. Agreement to Lend. Subject to all of the terms and conditions herein contained, Secured Party grants to Debtor a revolving line of credit in favor of
Debtor in the amount of Twelve Million Dollars ($12,000,000.00) or so much thereof as may be advanced from time to time, for the financing of the Debtor's Eligible
Inventory, which indebtedness is evidenced by a certain Promissory Note, the form of which is attached hereto as Exhibit A, dated of even date herewith in the face amount of up to $12,000,000.00 executed by Debtor and payable to the order of Secured Party
(hereinafter the "Note").

Section 3.  Term, Funding and Prepayment.

3.1 Term of Credit Line. The Line of Credit shall be available to Debtor for an initial term of one year, beginning on the date of this Agreement (the "Initial
Term"); provided an event of default, as defined in section 16 of this Agreement, has not occurred during the Initial Term, the Line of Credit shall continue to be available during successive one (1) year periods (a "Renewal Term"), with each
Renewal Term automatically arising unless either party provides notice to the other at least ninety (90) days in advance of the expiration of the Initial Term or a
Renewal Term that the party giving notice wishes to terminate the Line of Credit.
Upon expiration of the Initial Term or a Renewal Term without a new Renewal Term arising, the Line of Credit shall be terminated and all amounts due under the Line of
Credit, and otherwise under this Agreement, shall immediately be due and owing without notice or demand.

3.2 Funding. Notwithstanding an earlier closing date, no credit will be made available or funded under the Line of Credit until Secured Party confirms that all of the requirements of subsection 11.2 of this Agreement have been met.

3.3 Prepayment. Notwithstanding the provisions of subsection 3.1 of this
Agreement, Debtor may prepay all or any portion of the Credit Facilities at any time;
provided, however, if Debtor prepays the entire amount due under the Credit Line, then the Credit Line shall be terminated and no longer available to Debtor unless
Debtor continues to provide Secured Party with the financial information required hereby and is in continuing compliance with the financial covenants herein.

Section 4.  Advances.

4.1 As long as (a) Debtor is not in default under this Agreement, the Note, or any other documents executed and delivered to Secured Party pursuant to the Credit Line and (b) the credit and financial responsibility of Debtor are, in the sole and absolute discretion of Secured Party, satisfactory, Secured Party will make advances to Debtor under the Credit Line in such amounts as Debtor may request but in no event shall the advances exceed the Borrowing Base.

4.2  Debtor shall accompany all requests for advances with a Borrowing
Base
Certificate, in the form attached as Exhibit B to this Agreement
("Borrowing Base
Certificate"), and shall certify that the Borrowing Base, based on the Eligible
Inventory on the date of the certificate, justifies available credit. All advances shall be by check or wire transfer and, if by wire transfer, a $12.50 wire transfer fee shall be charged to Debtor for each transfer up to five (5) transfers in one calendar month and a $25.00 wire transfer fee shall be charged for each transfer beyond five (5) transfers in any one calendar month. Wire transfers to Debtor's operating account will be made by Secured Party the next Business Day following
Secured Party's receipt of Debtor's request for an available advance.

4.3 The parties contemplate that Debtor will maintain an operating account at the
Norwest Bank Iowa, N.A. into which draws from the Line of Credit will be deposited.

Section 5.  Interest Rates and Payments.

5.1 Interest Rates. All advances under the Credit Line shall bear interest from the date of an advance until paid at the following rates:



       On that part of the principal
              balance between:              Interest Rate
            $0 and $4,000,000                Prime Rate
            $4,000,001 to $6,000,000         Prime + 0.5
            $6,000,001 to $8,000,000         Prime + 1.0
            $8,000,001 to $10,000,000        Prime + 1.5
           $10,000,000 to $12,000,000        Prime + 2.0

5.2 Default Rate. Upon the occurrence of any event of default, as defined in section 16 of this Agreement, interest under the Credit Line shall accrue at the rate of six percent
(6%) per annum over the rate of interest that would be in effect without the event of default having occurred.

5.3 Lawful Rates. It being the intent of the parties that the rate of interest and all other charges to Debtor be lawful, if for any reason the payment of any portion of interest or charges as required by this Agreement would exceed the limit established by applicable law, then the obligation to pay interest or charges or any other obligation of
Debtor or right of Secured Party, the enforcement of which would exceed the limits, if any, of applicable law, shall automatically be reduced to such limit and if any amounts in excess of such limits shall have been paid, then such amounts shall be applied to the unpaid principal amount of the Obligations of Debtor to Secured Party or refunded so that under no circumstances shall interest or charges required hereunder exceed the maximum rate allowed by law.

Section 6.  Payment.

Debtor shall immediately pay to Secured Party:

A. Each week (in conjunction with the submission of the Borrowing Base Certificate), the amount necessary to reduce the principal amount outstanding under the Credit Line to an amount equal to the Borrowing Base.

B. On the earlier of the twentieth day of each month or upon receipt of Secured
Party's statement, all accrued and unpaid interest as calculated under the Note for the preceding month; and

C. Upon the effective termination of the Credit Line under Section 3 of the
Agreement, the total outstanding principal indebtedness under the Credit Line, all accrued and unpaid interest, all amounts advanced and secured by the Agreement and all other amounts owed to Secured Party shall be due and payable immediately.

D. Debtor agrees that the obligation to repay each advance made under the Credit
Line, together with interest thereon, shall not be limited to any specific fund but shall be a direct and general liability of Debtor. Until checks and other instruments delivered to

Secured Party in payment or on account of Debtor's obligations are actually paid to Secured Party, Debtor agrees that such items constitute conditional payment only.

E. Secured Party is hereby authorized to charge the interest and other charges occurring under this Agreement to the Revolving Loan Account as of the 1st day of each calendar month immediately following the Month Period the charge was incurred. All collections shall be applied first to payment of any such unpaid interest or expenses, then toward the satisfaction of the oldest unpaid loan owing by Debtor to Secured Party.

F. At least once each month during the term of this Agreement, Secured Party shall render to Debtor a statement of account for its Revolving Loan Account, which statement shall be considered correct and accepted by Debtor and conclusively binding upon Debtor unless
Debtor notifies Secured Party to the contrary within fifteen (15) days of the date on which said statements were sent to Debtor.

Section 7.  Security Interest.

7.1 Debtor hereby grants Secured Party a continuing security interest in all of the
Collateral to secure to Secured Party the prompt and complete performance of all and each of the Obligations. Debtor shall execute and deliver to Secured Party such financing statements and other instruments and assurances as Secured Party may at any time reasonably request to perfect, further evidence, assure or enforce the security interest granted under and continued by this Agreement.

7.2  Affirmation of Security Interest
and Priority. Debtor hereby affirms its grant to Secured Party of a continuing security interest in the Collateral to secure to Secured Party the prompt and complete performance and payment of all and each of the Obligations. Debtor acknowledges and agrees that Secured Party's security interest is subject to only those liens listed on Schedule I and Secured Party's position in the Collateral will not change as funds are advanced by Secured Party to Debtor under this Agreement.

Section 8.  Special Provisions Relating to Inventory.

8.1 Secured Party's security interest in the Inventory shall continue through all steps of manufacture and sale and attach without further act to raw materials, work in process, finished goods, returned goods and to proceeds resulting from sale or disposition of
Inventory. Until all Obligations of Debtor to Secured Party have been satisfied, its security interest in Inventory and in all proceeds thereof shall continue in full force and effect, and Secured Party shall have, in its disretion and at any time after the occurrence of an Event of Default, the right to take physical possession of the Inventory and to maintain the Inventory on Debtor's premises, in a public warehouse, or at such place as it may remove the Inventory or any part thereof. If Secured Party exercises its right to take possession of Inventory, Debtor will, upon demand, and at Debtor's own cost and expense assemble the Inventory and make it available to Secured Party at a place or places reasonably convenient to Secured Party.

8.2  All Inventory shall be maintained at Debtor's plant in Forest
City, Iowa.  No
Inventory shall be removed therefrom, except for the purpose of sale or finishing in the ordinary course of Debtor's business, and except for such sales, Debtor will not sell, encumber, grant a security interest in, dispose of or permit the sale, encumbrance, return or disposal of any Inventory without Secured Party's prior written consent.

8.3 Debtor will perform any and all steps that Secured Party may request to perfect its security interest in the Inventory, including, but without limitation, leasing warehouses to Secured Party or its designee, placing and maintaining signs, appointing custodians, executing and filing financing statements or continuations in form and substance satisfactory to Secured Party, maintaining stock records and transferring of Inventory to warehouses. A physical verification of all Inventory wherever located will be taken by
Debtor at least every twelve (12) months and, in any case, as often as reasonably required by Secured Party, but not more than twice a year, (so long as there is no Event of
Default) and a copy of such physical verification shall be submitted to Secured
Party. Debtor shall also submit to Secured Party a copy of the annual physical
Inventory as observed and tested by its public accountants in accordance with standard accounting principles.

8.4  Secured Party may examine and
inspect the Inventory, Equipment or other collateral and may examine, inspect and copy all books and records with respect thereto at any time during the Borrower's normal business hours. Borrower shall maintain full, accurate and complete records respecting Inventory, including a perpetual inventory, and all other collateral at all times.

Section 9.  Financial Covenants.

     9.1  Debtor shall deliver each of the
     following financial reports ("Required Reports") to Secured Party, all of which shall be certified by a corporate officer to be true and correct:

          (a) Monthly financial statements showing the current month and year to date cumulative figures, to be delivered within twenty (20) days of the end of each month;

          (b)  Monthly inventory reports;

          (c) Quarterly inventory reports showing the value of Inventory by categories foreach manufacturer, and showing the aging of each category of Inventory, to be dated and current as of the same date of the month the first
               Borrowing Base Certificate is submitted to Secured Party under Section 4.2 of this Agreement for purposes of an advance under the Credit Line and to be delivered to Secured Party within three (3) Business Days of its date;

          (d) Weekly (each Friday) Borrowing Base Certificates when there is a balance outstanding on the credit line;

(          e)  Any other reports deemed necessary by Secured Party.

All Required Reports may be internally prepared and shall be prepared in accordance with generally accepted accounting principles, consistently applied; provided, however, if discrepancies are noted from Secured Party's audits, conducted in accordance with Section
10 of this Agreement during any two (2) consecutive audits which lead Secured Party to conclude that the preparation of Required Reports are materially inaccurate, then at
Secured Party's request supported by an independent auditor's opinion that material inaccuracies exist in Debtor's internally prepared Required Reports, all Required Reports shall be prepared by an independent certified public accountant.

In addition to Required Reports, Debtor shall deliver twelve-month projections of sales, operating expenses and income for the upcoming fiscal year at least thirty (30) days prior to the end of each then current fiscal year, twelve-month projections of sales, operating expenses and income for the next twelve-month period within thirty (30) days of Secured
Party's request (which are to be made no more frequently than once per month), and fiscal year end financial statements prepared and audited by an independent certified public accountant within ninety (90) days of the fiscal year end; provided, however, Debtor shall use its best efforts to expedite delivery of fiscal year end financial statements. When
Debtor causes audited year end financial statements to be prepared by an independent certified public accountant (the "Auditor") as required under this subsection, Debtor shall also engage its Auditor to undertake to advise Secured Party of any material change in previously reported statements of accounts receivable, accounts payable and inventory made by Debtor as well as any adjustments made to accounts receivable, accounts payable and inventory by the Auditor.

Section 10.  Inspection and Audit Rights.

10.1 Inspection. Debtor will maintain complete, accurate and current records and books of account covering all payments and collections on Accounts Receivable. From time to time during Debtor's normal business hours, Secured Party may inspect without notice Inventory and other Collateral and examine, audit and make extracts from the books and records, journals of account and other financial records of Debtor;
provided, however, so long as no event of default, as defined in section 16 of this
Agreement, has occurred, Secured Party shall give Debtor forty-eight
(48) hours
notice of inspection. Debtor hereby authorizes all duly constituted federal, state and municipal authorities to furnish to Secured Party copies of all tax returns of
Debtor and all reports of examinations or other information of Debtor which have been made by them.

10.2 Audit. Secured Party shall conduct quarterly or more frequent audits of
Debtor's books and records as Secured Party deems necessary. During any Renewal Term hereof Debtor shall pay Secured Party $250.00 for each quarterly audit plus reasonable per diem expenses of the employees of Secured party.

Section 11. Insurance. Debtor shall bear the full risk of loss from any cause of any nature whatsoever in respect to the Collateral. At Debtor's own cost and expense, it shall keep all Collateral fully insured, in amounts (including deductible or coinsurance provisions) to be agreed to by both parties, against the hazards of fire, those hazards covered by extended coverage insurance and such other hazards, as may be required by
Secured Party.

A. All such insurance shall be in a form and with companies acceptable to Secured
Party, shall provide at least thirty (30) days advance written notice to Secured
Party of cancellation, change or modification in any term, condition or amount of protection provided therein, shall provide full breach of warranty protection and shall provide that the coverage is "primary coverage" for the protection of Debtor and Secured Party notwithstanding any other coverage carried by Debtor or Secured
Party protecting against similar risks. Debtor shall cause to be delivered to
Secured Party the insurance policies thereof or proper certificates evidencing the same. Such policies shall provide, in manner satisfactory to Secured Party, that any losses thereunder shall be payable first to Secured Party as its interest may appear. In the event of any loss thereunder, the carriers hereby are directed by
Debtor to make payment for such loss to Secured Party and not to Debtor and
Secured Party jointly. Debtor hereby appoints Secured Party as

Debtor's attorney-in-fact with full power and authority to do all things, including, but not limited to, making claims, receiving payments and endorsing documents, checks or drafts, necessary or advisable to secure payments due under any policy contemplated hereby on account of a casualty occurrence to the Collateral. All loss recoveries received by Secured Party upon any such insurance may be applied and credited by Secured
Party to the amounts owing by Debtor under this Agreement and any other agreement then in effect between the parties hereto. Any surplus shall be paid by Secured Party to Debtor, provided Debtor is not in default in any of their obligations to
Secured Party under this Agreement or otherwise. Any deficiency thereon shall be paid by Debtor to Secured Party, on demand.

Section 12. Warranties. Debtor covenants and warrants that each of the following is at the date of this Agreement, and will be at all times throughout the duration of this
Agreement, true and correct in all respects:

A. Debtor is a corporation duly organized, validly existing and in good standing under the laws of the state of its formation and is duly qualified and licensed to do business in every state in which the nature of its business or the location of its properties requires it to be so qualified and licensed and Debtor is in good standing in every such state.

B. Debtor has full power and authority to execute, deliver and perform all of it's duties and obligations under this Agreement and that the execution and delivery of this Agreement by the officers of Debtor who are executing and delivering the same have been duly and lawfully authorized and that all corporate acts and proceedings necessary or proper in the premises have been duly done, performed and taken.

C. The execution and delivery of this Agreement and the performance by Debtor of any or all of the terms and provisions contained in this Agreement, or in any other agreement or instrument executed in conjunction with this Agreement, does not constitute a breach of any provision contained in any agreement to which
Debtor is now a party or to which Debtor or its property is bound.

D. Debtor has the corporate power to carry on its business as currently being conducted.

E. Debtor is lawfully possessed and the sole owner of the Collateral free of any pledge, lien or encumbrance of any kind of character, legal or equitable, excepting the security interest created by this Agreement, the interests of other certain Secured Parties of Debtor which are subordinated to Secured Party's interest by a written subordination agreement satisfactory to Secured Party and otherwise only as consented to by Secured Party in writing by separate agreement and Debtor has authority to encumber and pledge the Collateral in the manner and form provided for in this Agreement.

F. There are no suits or proceedings, pending or threatened, before any court or administrative agency which will materially adversely affect the financial condition or operation of Debtor.

G. Debtor has duly filed all federal, state and other governmental tax returns which they are required by law to file, and all taxes and other sums which may be due from or against Debtor to the United States, any state or other governmental authority have been fully paid, and Debtor maintains reserves adequate in amount to fully pay all such tax liabilities as they accrue.

H. The Required Reports and other information furnished by Debtor to Secured
Party pursuant to this Agreement are true, accurate and correct in all respects.

I.  All financial data which Debtor
furnishes to Secured Party will be taken from the books and records of Debtor kept in accordance with generally accepted accounting principles applicable to the industry in which Debtor is engaged, and the balance sheets and other financial statements so furnished will reflect accurately the financial condition of Debtor as of the dates and for the periods of them.

J. Debtor will maintain all books and records and all Inventory at its existing place of business at 605 Crystal Lake Road, Forest City, Iowa and shall immediately notify Secured Party in writing of any change of such addresses or of any additional addresses.

Section 13. Affirmative Covenants. During the term of this Agreement and as long as any of the Obligations remain unpaid and until the terms and conditions of this Agreement have been fully performed, Debtor will:

A. Furnish to Secured Party Required Reports and other information as and when required by this Agreement;

B. Furnish such other financial information as Secured Party may from time to time request;

C. On request of Secured Party, execute and deliver to Secured Party any and all additional documents which Secured Party may from time to time determine necessary or convenient to evidence or effectuate this Agreement, or the advances made hereunder or to evidence and continue the security interest created hereby;

D. Comply with all applicable laws, statutes and governmental regulations;

E. Pay and discharge, before any penalty attaches thereto. for nonpayment thereof, all taxes, assessments, fees and charges of any kind levied upon or assessed against Debtor, the Collateral, an income therefrom or upon the subject of the security interest of
Secured Party hereunder; provided, however, that Debtor shall not be required to pay any such taxes, assessments, fees or charges as long as it shall in good faith contest the validity thereof and Debtor provides for the payment of the taxes, assessments, fees or governmental charges so contested in a manner reasonably satisfactory to
Secured Party;

F. Perform in a timely manner all covenants, obligations and agreements of Debtor under each lease, mortgage, deed of trust or other encumbrance or agreement relating to any assets or property owned or leased by Debtor;

G. Notify Secured Party immediately of any information which Debtor has or may receive with regard to the Collateral which might in any way materially adversely affect the value of the same or the rights or remedies of Secured Party in respect thereto;

H. Pay to Secured Party all reasonable attorneys' fees and all proper expenses which may be expended or incurred by Secured Party in perfecting, enforcing or attempting to enforce any of its rights under this Agreement or with respect to any matter growing out of this Agreement;

I. On request of Secured Party, assign to and perfect for the benefit of Secured Party, any security interest or other lien Debtor may have in any of the Collateral in the possession of any party other than Debtor or Secured Party;

J. Indemnify and hold Secured Party harmless from and against any and all actual or threatened claims, suits or proceedings by or on behalf of any third party arising out of the operation of Debtor's business or Secured Party's execution and performance of this
Agreement, including, by way of illustration and not limitation, the security interest created hereby and the exercise of Secured Party's rights with respect to the Collateral and any alleged failure by Debtor to comply with any federal or state law or regulation in connection with the Collateral or Debtor's business;

K. Furnish to Secured Party such other information concerning the business affairs, properties, financial condition and/or operation of Debtor's business as
Secured Party may from time to time reasonably request;

L.Cause to be done all things necessary to preserve and maintain its existence and authority to do business in whatever states Debtor may now or in the future do business during the term of this Agreement;

M. Give Secured Party prompt notice of any defaults by Debtor under loan agreements or any commitment with other lenders;

N. Give Secured Party prompt notice of any material adverse change in its financial condition, of the occurrence of an event of default hereunder or of the filing of any suit or proceeding in which an adverse decision could have a material adverse effect upon it or its business;

O. Give Secured Party prompt notice in writing in advance of any name or address change and the effective date of such change before the change occurs;

P. Continue to maintain its principal place of business in the state of Iowa:

Q. Maintain a debt to equity ratio of 1.5 to 1, or less, at all times; as used in this covenant, "debt" means all debt of the Debtor, excluding contingent liabilities which are not material and "equity" means shareholder equity as determined in accordance with generally accepted accounting principles;

R. Maintain a net working capital of not less than $25,000,000.00 (net working capital shall mean total current assets less total current liabilities) as shown on the books of Debtor in accordance with generally accepted accounting principles; and

S.Maintain a net worth of at least $50,000,000.00 (net worth shall mean book value of issued and outstanding capital stock plus retained earnings).

Section 14. Negative Covenants. During the term of this Agreement and as long as any of the Obligations remain unpaid and until the terms and conditions of this Agreement have been fully performed, Debtor will not, without the prior written consent of Secured Party:

A.Make any material change in the management of Debtor without Secured Party's prior written consent which Secured Party agrees will not be unreasonably withheld.

B.Pledge, assign, encumber, transfer or permit, create or suffer any lien to be placed upon or against any of the Collateral except those liens listed on
Schedule I to or in
favor of any person, partnership, corporation or entity other than Secured Party or other than a transfer on the sale of Inventory (all proceeds of which shall remain subject hereto) in the ordinary course of business;

C.Make any material change in the type of business it now conducts or enter any new line of business; for purposes of this covenant, Debtor's business is considered the sale, manufacturing and marketing of Recreational Vehicles;

D.Make any advance, loan, contribution or payment of money (other than reasonable compensation for personal services), goods or credit to, or guarantee any obligation of or pay any pre-existing obligation to, any subsidiary, affiliate or parent corporation, or any officer, shareholder or employee, or cause or permit any such advance loan, contribution, payment or guarantee to be made by any subsidiary other than instruments executed in connection herewith in favor of Secured Party in excess, in the aggregate, of $7,500,000.00 or $5,000,000.00 for any one subsidiary or affiliate from the date of this agreement to the end of Debtor's fiscal year thereafter;

E.Merge or consolidate with any other corporation or purchase any assets, in excess of
$150,000.00, of any other person, firm or corporation other than assets used in the ordinary course of business;

F. Purchase or otherwise acquire, hold or invest the greater of $5,000,000.00 in the aggregate, or more than five percent (5%) of the equity of Debtor corporation in any one entity or person, in the securities (evidencing equity investment) of any person, association, firm, entity or corporation for more than one hundred eighty (180) days, excepting those obligations of the United States of America or any commercial bank bearing maturities of two hundred seventy (270) days or less;

G. Sell, lease, transfer or otherwise dispose of any property or assets of Debtor except in the ordinary course of business; and

J. Place any of the Collateral into the possession of any other person or business entity.

Section 15.  Events of Default.

This Agreement and the Obligations shall be in default upon the occurrence of any of the following (a "default" or "event of default"):

A. Debtor shall fail to make any payment required to be made under this Agreement, or any other financing agreement, security agreement or other agreement between Debtor and
Secured Party relating to the Obligations and whether Secured Party is an original party or assignee;

B. Debtor shall fail to perform or observe any other covenant, obligation or agreement in this Agreement, or any other financing agreement, security agreement or other agreement between the Debtor and Secured Party relating to the Obligations or otherwise and whether
Secured Party is an original party or assignee;

C. Any representation or warranty of Debtor or other information whatsoever provided by Debtor to Secured Party shall prove to have been untrue in any material respect when made or when in effect;

D. Any material adverse change in Debtor's financial condition or means or ability to repay, or the occurrence of any other event as a result of which Secured Party deems itself insecure;

E. Debtor shall become insolvent, be unable to pay its debts or cease to do business as a going concern;

F. By the order of a court of competent jurisdiction, a receiver, custodian, liquidator or trustee of Debtor or of a substantial part of the Collateral shall be appointed, by decree of court Debtor shall be sequestered, a tax lien shall be filed against Debtor's property, or an involuntary petition to reorganize or liquidate Debtor pursuant to the
Federal Bankruptcy Code, as it now exists or as it may hereafter be amended, or pursuant to any other analogous statute applicable to Debtor now or hereinafter in effect, shall be filed against Debtor and such order or petition shall not be dismissed or stayed within sixty (60) days;

G. Debtor shall file a voluntary petition for bankruptcy under any provision of any bankruptcy law or a petition to take advantage of any insolvency act, shall make an assignment for the benefit of its creditors, shall admit in writing an inability to pay its debts generally as they become due, shall consent to the appointment of a receiver or receivers of all or any part of the Collateral or shall consent to the filing of any bankruptcy, arrangement or reorganization petition by or against it under any provision of any bankruptcy law;

H. A final judgment or order for the
payment of money rendered against Debtor which exceeds $10,000.00 which is not satisfied or bonded over within fifteen (15) days of the date the judgment or order enters;

I. This Agreement shall at any time for any reason cease to be in full force and effect or shall be declared to be null and void, or the validity or enforceability thereof shall be contested by Debtor, or Debtor shall deny that they have any further liability or obligation hereunder;

Section 16.  Remedies.

Upon the happening of an event of default, Secured Party shall have all of the rights and remedies provided in this Agreement or any other agreement between Debtor and Secured
Party, as well as those rights and remedies provided by any applicable law, rule or regulation, including the remedies of a secured party under the Iowa Uniform Commercial
Code. In conjunction with and in addition to any of the foregoing rights and remedies of
Secured Party, Secured Party may:

A. Declare the Line of Credit to be
terminated;

B. Declare all Obligations to Secured Party including, but not limited to, all indebtedness due under the Line of Credit, although otherwise unmatured and contingent, to be due and payable immediately without presentment, notice, demand or protest, all of which are hereby waived by Debtor;

C. Enforce its rights in or with respect to any Collateral;

D. Immediately take possession, with or without legal process, of any or all of the
Collateral wherever it may be found, using self-help to do so, and for that purpose
Secured Party, for itself or as agent of Debtor, may enter upon any premises upon which the Collateral is situated and remove the same therefrom, without such entry constituting a breach of the peace, or require Debtor to assemble the Collateral and return it to
Secured Party at Debtor's expense at a place designated by Secured
Party, and
Debtor waives all claims of damages due to or arising from or connected with any such action; and

E.Lease, sell or otherwise dispose of all or any of the Collateral, in its then condition, at public or private sale or sales, with such notice as may be required by law (it being agreed by Debtor that, in the absence of any contrary requirement of law, ten (10) days prior notice of a public or private sale of Collateral shall be deemed reasonable notice), as Secured Party in its sale discretion, may deem advisable. Such sales may be adjourned from time to time with or without notice. Secured Party shall have the right to conduct such sales on Debtor's premises or elsewhere and shall have the right to use Debtor's premises without charge for such sales for such time or times as Secured Party may see fit. Secured Party is hereby granted a license or other right to use, without charge, Debtor's labels, patents, copyrights, rights of use of any name, trade secrets, trade names, trademarks and advertising matter, or any property of a similar nature, as it pertains to the Collateral, in advertising for sale and selling any Collateral, and Debtor's rights under all licenses and all franchise agreements shall inure to Secured Party's benefit.

F.Secured Party may purchase all or any part of the Collateral at public or, if permitted by law, private sale and, in lieu of actual payment of such purchase price, may set off the amount of such price against the indebtedness due under the Obligations. The proceeds realized from the sale of any Collateral shall be applied first to the costs, expenses and attorneys' fees incurred by Secured Party for collection, acquisition, completion, protection, removal, storage, sale, other disposition and delivery of the
Collateral; second, to any accrued and unpaid late charges or other fees; third, to any accrued and unpaid interest; and fourth, to any other sums required to be paid by Debtor to Secured Party under this Agreement or otherwise. If any deficiency shall arise, Debtor shall remain liable to Secured Party thereof, with interest.

Section 17.  Applicable Law.

A. All acts, agreements, certificates, assignments, transactions hereunder, and all rights of parties hereto, shall be governed as to validity, enforceability, interpretation, construction, effect and in all other respects by the laws and decisions of the Commonwealth of Pennsylvania, including but not limited to, laws regulating interest, loan charges, commitment fees and brokerage commissions. It is acknowledged and agreed by Debtor and Secured Party that the loan transaction evidenced hereby bears a reasonable relationship to the Commonwealth of Pennsylvania. To the extent any provision of this Agreement is not enforceable under applicable law, such provision shall be deemed null and void and shall have no effect on the remaining portions of this Agreement.

B. Each of the parties hereto hereby waives trial by jury in any court in any suit, action or proceeding arising on, out of, under, or by reason of, or relating in any way to, this Agreement or any security document, or pertaining to any collection or disposition of any Collateral or security held hereunder or the proceeds, products or evidence thereof or to any other controversy, claim or dispute of any kind arising between the parties hereto or their respective representatives, successors, assigns or assignors.

C. Debtor agrees that the courts of the Commonwealth of Pennsylvania, including the United States District Court for the Eastern District of Pennsylvania, shall have jurisdiction to hear and determine any claim, dispute or demand pertaining to this Agreement. Debtor expressly submits and consents to such jurisdiction, hereby waiving personal service of any Summons and Complaint or other process to be issued in any action or proceeding based upon any such claim, dispute or demand, and hereby agrees that service of such Summons and Complaint or other process, may be made by registered or certified mail to Debtor at the address appearing herein. Should Debtor fail to appear or answer any Summons, Complaint, or process so served, within Thirty (30) days after the mailing thereof, Debtor shall be deemed in default and Secured Party shall be entitled to enter a judgment or order as demanded or prayed for therein. Nothing herein shall affect Secured
Party's right to serve process in any other manner provided by law, or to commence legal proceedings or otherwise proceed against Debtor in the state or federal courts of any other jurisdiction.

Section 18.  Miscellaneous.

A.Notices. Whenever notice is given pursuant to this Agreement or otherwise, it shall be in writing and shall be deemed to have been given when delivered in person, sent by facsimile transmission or deposited in the United States mails, postage prepaid, return receipt requested, addressed to the person to whom the notice is given at the following facsimile telephone number or mailing address or at such other facsimile telephone number or mailing address as may hereafter be designated by a party pursuant to notice in writing:

Notice to Secured Party:

NATIONSCREDIT COMMERCIAL CORPORATION
1105 Hamilton Street
Allentown, PA 18101

Attention:  R.C. Peters, Executive Vice President
Facsimile No:  215-437-8307

With a copy to:

John F. Costello
Vice President & Associate General Counsel
1105 Hamilton Street
Allentown, PA 18101

Facsimile No.:  215-437-8129

Notice to Debtor:

Winnebago Industries, Inc.
605 Crystal Lake Road
Forest City, Iowa
Attention:  Fred G. Dohrmann,
President
Facsimile No:  515-582-6806

B. Entire Agreement and Modifications. The making, execution and delivery of this
Agreement by the parties has been induced by no representations, statements, warranties or agreements other than those expressed in this Agreement. This
Agreement embodies the
entire understanding of the parties and there are no further or other agreements or understandings, written or oral, in effect between the parties relating to its subject matter unless expressly referred to in this Agreement.
Modification of
this Agreement by the parties may be made only in writing.

C. Estoppel and Waiver. No term or condition of this Agreement shall be deemed to have been waived, nor shall there by an estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future or as to any act other than that specifically waived.

D. Relationship of parties. Nothing in this Agreement, including any documents or instruments entered into pursuant to them, as well as the parties' operation of and enforcement of the rights and remedies under them, shall be construed to create any partnership or joint venture agreement or relationship between Secured Party and Debtor.
The relationship between Secured Party and Debtor is solely one of creditor and debtor; no fiduciary relationship exists between Secured Party and Debtor each agreeing that both parties' interests are best served when each party acts for its own interests and not on behalf of the other

E. Assignment and Delegation. No right arising under this Agreement may be assigned nor may any obligation imposed be delegated by Debtor without the express written consent of the Secured Party. Secured Party agrees that it will not assign any of its rights nor delegate any of its duties under this Agreement without the express written consent of
Debtor; provided, however, Debtor's consent shall not be necessary and Secured Party shall be permitted to assign any of its rights and delegate any of its duties under this
Agreement as part of: (a) the sale of all or any substantial portion of its loan portfolio or (b) the sale of all or a substantial portion of the loan portfolio of one of its internal divisions; the sale of the capital stock of or a merger of
Secured Party to or with another person or entity or any other change in or to
Secured Party occurring by operation of law shall not be deemed an assignment of any of Secured Party's rights or a delegation of any of Secured Party's duties under this Agreement.

F. Construction. The headings of sections and subsections in this Agreement are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement. Whenever applicable, the pronouns designating the masculine and/or neuter shall equally apply to the feminine, neuter and masculine genders and the singular shall include the plural.

G. Expenses. In addition to all other obligations of Debtor under this Agreement, Debtor shall pay on demand to Secured Party any reasonable attorneys' fees and expenses incurred by Secured Party in connection with the enforcement of and the collection of any amounts due under this Agreement.

H. Governing Law. This Agreement and its validity, interpretation, performances and enforcements shall be governed by the laws of the Commonwealth of Pennsylvania.

I. Counterparts. This Agreement may be executed in two or several counterparts and all counterparts so executed shall constitute one agreement binding on all parties hereto, notwithstanding that all the parties are not signatories to the original or the same counterpart.

J. Severability. The invalidity or unenforceability of any of the provisions of the
Agreement shall not affect any other provision and this Agreement shall be construed in all respects as if such invalid or unenforceable provision were omitted.

IN WITNESS WHEREOF, Debtor and Secured Party have caused this Agreement to be executed on their behalf by their respective duly authorized officers the date first hereinabove written.


                                      NATIONSCREDIT COMMERCIAL
CORPORATION

Dated:                                By:
                                              Executive Vice President


                                      WINNEBAGO INDUSTRIES, INC.
Dated:                                By:
                                              President

Attest:

Secretary



                                        EXHIBITS
                                            TO
                           FINANCING AND SECURITY AGREEMENT


A.   Promissory Note

B.   Collateral Report and Borrowing Certificate forms

C.   Corporate Resolution

                        DEMAND REVOLVING CREDIT PROMISSORY NOTE


$12,000,000.00,                  ________________________ 19___


ON DEMAND, FOR VALUE RECEIVED, WINNEBAGO INDUSTRIES, INC., (hereinafter referred to as
"Maker"), promises to pay to the order of NATIONSCREDIT COMMERCIAL CORPORATION hereinafter referred to as the "Lender") at the office of the Lender at 1105
Hamilton Street,
Allentown, PA 18101 or such other place as the Lender or any other holder hereof may from time to time designate in writing, in lawful money of the United States of America, and in immediately available funds, the principal sum of TWELVE MILLION AND 00/100 DOLLARS
($12,000,000.00), or the then outstanding and unpaid balance of the sums advanced or readvanced to Maker pursuant to the Agreement (as defined below), together with interest on the outstanding principal balance from time to time unpaid at the interest rate set forth in the Agreement until the payment of this Note in full as set forth in the
Agreement.  Accrued interest shall be due and payable monthly on the
20th   day of each
month commencing on April 20, 1992 and continuing thereafter until this Note and all obligations under the Agreement, as defined hereinafter, shall be paid in full.

This note is payable in accordance with, and secured by, a Financing and Security
Agreement of even date between Maker and the Lender (hereinafter referred to as the
"Agreement"), which encumbers certain collateral described therein (hereinafter referred to as "Collateral"). The advances under this Note shall be disbursed to Maker by the
Lender pursuant to the terms of the Agreement. The terms, covenants, conditions, provisions, and stipulations of the Agreement are hereby made a part of this Note to the same extent and with the same effect as if they were fully set forth herein, and Maker does hereby covenant to abide by and to comply with each and every term, covenant, provision, stipulation, promise, agreement and condition set forth in this Note and in the
Agreement.

Maker shall remain liable for the payment of this Note, including interest, notwithstanding any extension or extensions of time of payment or any indulgence of any kind or nature that the Lender may grant to Maker. The Lender shall not be required to look first to the Collateral for payment of this Note, but may proceed against Maker in such manner as it deems desirable.

Subject to the demand nature of this Note, upon Maker's failure to pay the principal, accrued interest or other charges when due or upon the occurrence of an Event of Default under the Agreement (as defined therein) or default in any other obligation to Lender, as defined in the Agreement, the Lender shall have all of the rights and remedies provided in this Note, the Agreement or any other agreement between Lender and Maker, as well as those rights and remedies provided by any other applicable law, rule or regulation.

In conjunction with or in addition to the foregoing rights and remedies of the Lender, upon an Event of Default after any applicable grace period, if any, or the failure of
Maker to promptly pay any principal, interest or other charges when due hereunder or under the Agreement, the Lender may declare all obligations of Maker to the Lender, including all principal, accrued interest and other charges, owing under this Note and the
Agreement, although otherwise unmatured and contingent, to be due and payable immediately without notice or demand whatsoever, in the manner, upon the conditions, and with the effect provided for in the Agreement and hereunder.

In case this Note is referred to an attorney for collection, the Maker agrees to pay all costs and expenses incurred in the collection of this Note, including reasonable attorneys' fees.

The Lender shall not by any act of omission or commission be deemed to waive any of its rights or remedies hereunder unless such waiver be in writing and signed by an authorized officer of the Lender, and then only to the extent specifically set forth therein. A waiver on one occasion shall not be construed as continuing or as a bar to or waiver of such right or remedy on any other occasion. All remedies conferred upon the Lender by this
Note, or any other instrument or agreement connected herewith or related hereto, shall be cumulative and none is exclusive, and such remedies may be exercised concurrently or consecutively at the Lender's option.

Maker, its successors or assigns, and each person or other entity at any time liable for payment of the indebtedness evidenced hereby, waives presentment for payment, demand or notice of nonpayment of this Note, protest and notice of protest, and any other notice relating to this Note and trial by jury in any litigation arising out of, relating to, or connected with this Note or the Agreement, and consents to any and all renewals, extensions, or modifications that might be made by the Lender from time-to-time as to the time of payment of this Note, and further agrees that the security for this Note or any portion thereof may from time-to-time be modified or released in whole or in part without affecting the liability of any party liable for the payment of this Note.

Time is of the essence with respect to all of Maker's obligations and agreements under this Note.

This Note shall be governed by and construed in accordance with the laws of the
Commonwealth of Pennsylvania and the Maker irrevocably consents to the jurisdiction of the courts of the Commonwealth of Pennsylvania and of any federal court within the
Commonwealth of Pennsylvania in connection with any action or proceeding arising out of or relating to this Note.

Given under the hand and seal of the Maker by its officers duly authorized.

                                                             WINNEBAGO
INDUSTRIES, INC.


                                                             By:
                                                             President


                                                             ATTEST:


                                                             By:
                                                             Secretary


                                                        (CORPORATE SEAL)



                               CERTIFIED COPY OF RESOLUTIONS


The undersigned does hereby certify that he is the duly elected, qualified and acting
Secretary of Winnebago Industries, Inc., an Iowa corporation, having its principal place of business at 605 Crystal Lake Road, Forest City, Iowa; that at a duly and properly called meeting of the Board of Directors of said corporation held on the ______ day of
______________, 1994, at which a quorum was present, the following resolutions were duly adopted as shown by the Minute Books of said corporation, to wit:

WHEREAS, this corporation desires to obtain loans of money upon the security of certain of its personal property from time to time hereafter, and

WHEREAS, negotiations therefore have been conducted with NATIONSCREDIT
COMMERCIAL
CORPORATION, a North Carolina corporation, having a business office at 1105 Hamilton
Street, Allentown, PA 18101, hereinafter referred to as "NATIONSCREDIT," which corporation has evidenced a willingness to loan monies to this corporation from time to time hereafter certain terms and conditions.

NOW, THEREFORE, BE IT RESOLVED, that the President, or any Vice President, of this corporation be and he is hereby authorized, directed and instructed for and on behalf of this corporation to execute and deliver to NATIONSCREDIT a Loan and Security Agreement;
and such other instruments, statements, notices, and documents aforementioned to be in such form and to contain such instruments, statements, notices and documents aforementioned to be in such form and to contain such instruments, statements, notices and documents aforementioned to be in such form and to contain such terms, conditions, warranties, covenants and waivers as the said President or Vice President in his sole discretion deems necessary or desirable in the interest of this corporation, and the execution of such Agreement and any such instruments, statements, notices and document aforementioned by the said President or Vice President, shall be conclusive proof of the approval of all of the terms, conditions, warranties, covenants and waivers thereof for and on behalf of this corporation.

BE IT FURTHER RESOLVED, that the said President or any Vice President of this corporation, or any person designated by any officer of this corporation, is hereby authorized and empowered on behalf of this corporation to transact any and all business with
NATIONSCREDIT which this corporation could in any way transact pursuant to said Agreement, including but not limited to the borrowings of such sums of money at such rates of interest and the giving of such security therefor as he, in his sole discretion may deem necessary or desirable in the interest of this corporation; and he is further authorized and empowered to execute, acknowledge and deliver and/or appoint another to execute, acknowledge and deliver on behalf of this corporation and in its name to NATIONSCREDIT any and all amendments to or supplements to said Agreement, and such promissory notes,
Borrowing Certificates, assignments, endorsements, contracts, pledges, certifications, statements, notices, security agreements and schedules and any and all other instruments and documents which he may deem necessary or convenient in the transaction of such business of this corporation with NATIONSCREDIT.

BE IT FURTHER RESOLVED, that the Secretary of this corporation is hereby authorized, directed and instructed to seal and deliver to NATIONSCREDIT the aforementioned Agreement, and he is further authorized, directed and instructed to execute and deliver to said
NATIONSCREDIT certified copies of the resolutions of this Board of Directors adopted at this meeting.


The undersigned further certifies that the foregoing resolutions are in full force and effect as of the date of this certificate and have not been modified or rescinded.

The undersigned further certifies that the Financing and Security
Agreement dated
____________,
was duly executed and delivered pursuant to the foregoing Resolutions.

IN WITNESS WHEREOF, the undersigned has set his hand and seal of said corporation this _______ day of __________________________ , 1994.





Secretary


(Corporate Seal)


                            INVENTORY BORROWING BASE CERTIFICATE

TO:  NationsCredit Commercial Corporation                  CERTIFICATE
NO.______

     (Hereinafter Called Lender)

The Undersigned Borrower hereby certifies that:

A.As of the _____ day of ____________, 19__, the following is a correct statement as to merchandise subject to a security interest (inventory) in favor of Lender and the indebtedness secured thereby as disclosed upon the book of the Undersigned, which books Undersigned certifies are true and correct.

     TYPE OF                                  PERCENTAGE
MERCHANDISE ON HAND               VALUE        OF VALUE       MAXIMUM
LOAN VALUE

(a) RV Finished
    Goods Materials $______    (I) x ______% -   +$_______________
(b) Unacceptable
    Inventory       $______                      -$_______________

TOTAL VALUE (Max loan value of (a-b)

Borrowing Base:

1.  Total maximum Loan Value              $_______________


2.  Credit Limit                          $_______________

(c) Loan Eligibility (Lesser of Line 1 or 2)
$_______________
(d) Amount of Advances Outstanding
$_______________
(e) Maximum amount available for borrowing (c minus d)
$_______________
(f) Amount of additional advance requested
$_______________

B. As of the date of this Certificate there is no event of default under any Agreement between the undersigned and Lender.

The additional advance requested on Line (f) above is made under the terms of the Security and Loan Agreement given you date February 16, 1994, and in consideration of your making such advance to the undersigned contemporaneously herewith, the undersigned agrees to pay you on demand the current balance of the Revolving Loan Account referred to in Paragraph
6   of said Agreement, including the payment on demand of the advance made pursuant to the
foregoing request.

Dated ___________________, 19____

                                           Winnebago Industries, Inc.
                                                    BORROWER

                                                    BY:
                                                    TITLE
                                             Jerome V. Clouse, Vice
                                               President-Treasurer

(I) Lower of Cost or Current Market
NCC Approval         Date





                                  CREDIT AGREEMENT
                          (REVOLVING LINE OF CREDIT FACILITY)


This Credit Agreement dated as of February 24, 1994 (the "Agreement") is between Cycle
Sat, Inc., a corporation duly organized and validly existing under the laws of the State of Iowa, (the "Borrower"); Winnebago Industries, Inc. (the
"Guarantor"); and Firstar Bank
Cedar Rapids, N.A., (the "Bank") and sets forth the agreement of the parties as follows:

                                         RECITALS

a. The Borrower and the Guarantor have requested that the Bank provide the
Borrower with a line of credit in an aggregate principal amount at any time not to exceed the Borrowing Limit for working capital purposes.

b. The Guarantor owns stock of the Borrower.

c. The Borrower and Guarantor each individually perceive substantial business advantage from the transactions outlined herein, including those transactions from which the Guarantor will not receive any direct economic benefit.

d. As a condition to the extension of credit under this Agreement, the Bank has required that the Borrower and the Guarantor participate and that the parties execute the Agreement.

1. LINE OF CREDIT. The Borrower has requested that the Bank provide the Borrower with a line of credit in an aggregate principal amount at any time not to exceed $3,000,000 for working capital purposes including repayment of intercompany indebtedness. The line of credit is evidenced by a promissory note (together with any renewals or substitutions the "Promissory Note").

2. COLLATERAL. The line of credit is secured by all existing and future liens and security interests created by security agreements, mortgages, or any other collateral documents between the Bank and the Borrower.

3. REVOLVING LINE OF CREDIT BORROWING LIMIT. Subject to the terms and conditions of this Agreement, Bank shall, in its sole discretion, lend to the Borrower such amounts as the Borrower may from time to time request, provided that the aggregate principal amount advanced is limited to the lesser of $3,000,000 or the sum of the following borrowing base:

     75% of "Eligible Accounts Receivable"; and
     50% of "Inventory"

4. ELIGIBLE ACCOUNTS RECEIVABLE. The Eligible Accounts Receivable used in the borrowing base formula means an Account Receivable which is acceptable to the Bank in its sole discretion, but at least is continuously in compliance with all of the following:

a. The Receivable is an account which arose in the ordinary course of business of the Borrower from or in connection with a bonafide sale of goods or rendition of services,


performed in accordance with an order or contract, oral or written, wherein all obligations of the Borrower regarding the shipment or delivery of such goods to the customer have been satisfied or the services have been performed for the customer;

b. The rights of the Borrower in and to the Receivable and the proceeds thereof are not subject to any assignment, claim, lien, security interest, or other encumbrance;

c. The Receivable is not disputed nor subject to offset, credit allowance, contra account or adjustment by customer, except discounts for prompt payment disclosed to
Bank;

d. The Receivable has been due and payable for 90 days or less from the invoice date; and

e. The financial condition of the customer is satisfactory to Bank in its sole discretion.

5. INVENTORY. The Inventory used in the borrowing base formula shall be the lower of cost or fair market value.

6. REPRESENTATIONS. The Borrower represents, as to the date of execution hereof by such execution, and as to the date of each subsequent loan or advance as to the date of such activity as follows:

a.All the representations and warranties of the Borrower set forth herein are true and correct;

b. The Borrower is in full compliance with the terms and conditions hereof and no
Event of Default shall have occurred and be continuing;

c. The Borrower shall have delivered to Bank, all in form and substance such documents or instruments as are required by the Bank and any documents or instruments as Bank shall request;

d. There are no actions, suits or proceedings pending or, to the knowledge of the
Borrower threatened, before any court or by or before any governmental instrumentality which if adversely determined, would have a material adverse effect on the financial conditions or business of the Borrower

7. AFFIRMATIVE COVENANTS. The Borrower and/or Guarantor shall, unless the Bank agrees otherwise in writing, perform and observe the following covenants:

a. Promptly, after the Borrower becomes aware of it, give notice to the Bank of
(i) any material adverse change in their financial condition, (ii) the occurrence of any event which with notice or the passage of time, or both, might become an Event of Default under any agreement with the Bank, and (iii) the pendency or threat of any litigation or tax deficiency which, if decided adversely to the Borrower, would have a material and adverse effect in its business, properties or financial condition;

b. Maintain all the Borrower's primary depository accounts at the Bank;

c. Provide to the Bank direct, unaudited financial statements within 15 days of the Borrower's month end. In addition, provide the Bank within 120 days after the end of each fiscal year, a copy of the Borrower's direct annual financial statements. All financial state ments must be prepared in accordance with generally accepted accounting principles applied in a consistent manner ("GAAP") except for the absence of explanatory notes;

d. Guarantor to provide the Bank within 120 days after the end of each fiscal year, a copy of Guarantor's annual financial audit and 10-K report prepared by a firm of independent certified public accountants. All financial statements must be prepared in accordance with GAAP applied in a consistent manner;

e. So long as the line of credit is in effect or the Bank will have any commitment under this Agreement.

(i) Minimum Tangible Net Worth. The Borrower will maintain, as of fiscal year end 1994, a tangible net worth of not less than $1,500,000. Tangible Net Worth shall mean the excess of total assets over total liabilities, total assets and total liabilities each to be determined in accordance with GAAP, excluding, however, from the determination of total assets (i) all assets which would be classified as intangible assets under GAAP, including, without limitation, organization fees and expenses, goodwill, patents, trademarks, trade names, copyrights, and franchises; (ii) all indebtedness to the Borrower from any shareholder, director, officer, or employee of the Borrower or from any relative of such party.

Exceptions to this definition shall relate to the inclusion of the value of the Flat Antenna License Agreements as TNW and the impact of the Non-Cash Effects of Cycle Sat, Inc.'s pending recognition of its FASB No. 106 liabilities for past retirement healthcare benefits and deferred compensation liabilities or the non-cash effect of any new accounting standards to be implemented hereafter.

TNW - NW - Intangibles + Flat Antenna License Agreement Value and the
Non-Cash
Effects of FASB No. 106 (per above) and any new accounting standards to be implemented hereafter.

f. Provide to the Bank a Borrowing Base Certificate in the form attached as
Exhibit A by the 15th day of each month, accurate to the last day of the preceding month. Further, Borrower to provide current Borrowing Base Certificate as of date of loan closing.



8.   GENERAL PROVISIONS.

a. No Waiver: The failure of Bank at any time or times hereafter to require strict performance by the Borrower of any of the provisions, warranties, terms, and conditions in this Agreement or in any other guaranty, note, instrument, or document now or at any time or times hereafter executed by the Borrower and delivered to Bank shall not waive, affect, or diminish any right of Bank at any time or times hereafter to demand strict performance thereof. No rights of Bank hereunder shall be deemed to have been waived by any act or knowledge of Bank, its agents, officers or employees, unless such waiver is contained in an instrument in writing signed by an officer of Bank. No waiver by Bank of any of its rights shall operate as a waiver of any other of its rights or any of its rights on a future occasion.

b. Validity: Wherever possible, each provision of this Agreement shall be interpreted in such manner as to be effective and valid under applicable law.
Should any portion of this Agreement be declared invalid for any reason in any jurisdiction, such declaration shall have no effect and the entirety of this
Agreement shall continue in full force and effect in all other jurisdictions and said remaining portions of this Agreement shall continue to full force and effect in the subject jurisdiction as if this Agreement had been executed with the invalid portions thereof deleted.

c. Borrowers Waivers: If Bank seeks to take possession of any or all of the collateral by court process, the Borrower hereby irrevocably waives any bonds and any surety of security relating thereto required by any statute, court rule or otherwise as an incident to such possession, and waive any demand for possession prior to the commencement of any suit or action to recover with respect thereto.

d. Governing Law: This Agreement shall be governed in all respects by the laws of the State of Iowa and any action to enforce, modify or construe this Agreement shall be brought in a court of competent jurisdiction in Linn County, Iowa.

e. Accounting Terms: All accounting terms and procedures, unless otherwise defined herein, shall be in accordance with generally accepted accounting principles consistently applied throughout the period involved.

f. Right to Release: Bank shall have the absolute unilateral right to deem its lien on any collateral released, before or after surrender, without notice to the
Borrower or without further action

g. Miscellaneous: All covenants, agreements, representations and warranties made by the Borrower in any loan documents to Bank, whenever executed, shall survive the making by the Bank of the line of credit and the execution and delivery of any
Notes, and shall continue in full force and effect during the term of this
Agreement. All such covenants, agreements, representations and warranties shall be binding upon any successors and assigns of the Borrower, and shall inure to the benefit of the Bank, its successors and assigns and to any subsequent holder of any
Notes issued hereunder. This Agreement shall not be modified except in writing signed by or on behalf of the parties hereto.

9. FEES. Borrower will reimburse Bank for all legal and filing fees incurred in preparation and execution of this document as well as other documents related to this credit facility. Further, Borrower to pay at closing a $10,000 commitment fee.




10. TERMINATION DATE. The line of credit termination date means the maturity date on the Promissory note as may be extended, amended, or renewed from time to time at the sole discretion of the Bank, or earlier upon the occurrence of an Event of Default or otherwise as provided herein.

11.  TERM OF AGREEMENT.  The term of this Agreement shall commence on the Date of
Agreement and shall continue in full force and effect until the
Termination Date.
However, the duties of Borrower hereunder shall survive the termination of the
Agreement and be binding upon Borrower until all obligations of the Borrower shall have
been fully paid and satisfied   No termination shall affect in any way
the duties of
Borrower hereunder or the security interest of Bank in the Collateral so long as any of
Borrower's obligations are outstanding; and, notwithstanding such termination, Bank shall retain the security interest, lien and rights granted to it hereunder until all the Borrower's obligations are paid in full and satisfied

The undersigned hereby agree to all the terms, conditions, and provisions contained herein and acknowledge a Receipt of a copy of this Agreement.

IMPORTANT: READ BEFORE SIGNING. THE TERMS OF THIS AGREEMENT SHOULD BE READ CAREFULLY
BECAUSE ONLY THOSE TERMS IN WRITING ARE ENFORCEABLE. NO OTHER TERMS OR ORAL PROMISES NOT
CONTAINED IN THIS WRITTEN CONTRACT MAY BE LEGALLY ENFORCED. YOU MAY CHANGE THE TERMS OF
THIS AGREEMENT ONLY BY ANOTHER WRITTEN AGREEMENT.

Winnebago Industries, Inc.Cycle Sat, Inc.


By:                                          By:
     Jerome V. Clouse, Vice President               Loren A. Swenson,
President
     Treasurer, and International                   CEO/President
     Development

Firstar Bank Cedar Rapids, N.A.              By:
                                                     William B. Grandy
                                                     CFO/Vice President
                                                     Chief Financial
Officer
By:
      Duane A. Amhof, Vice President

Exhibit A Borrowing Base Certificate





                                        VARIABLE BALANCE PROMISSORY
NOTE
                                       (Not a Consumer Credit
Transaction)
Br 2030
DAA

Maker  Cycle-Sat. Inc.
Note No.  (N) 1247441--9001
Note Date  FEBRUARY 24,1994
Maturity DateJANUARY 31, 1995
MAXIMUM CREDIT AMOUNT: THREE MILLION AND NO/100($3,000,000.00)

Purpose to fund accounts receivable and inventory and to repay intercompany debt.

FOR VALUE RECEIVED, the undersigned, jointly and severally, as principals, promise to pay to the order of FIRSTAR BANK CEDAR RAPIDS, N.A, Cedar Rapids, Iowa, (hereinafter referred to as "Bank") its successors and assigns; the Maximum Credit Amount, or so much of the
Maximum Credit Amount as may be advanced under this Note by any holder of this Note. with interest thereon to be adjusted daily beginning 02/24/94 to be equal to
1.250 percentage
points above the Bank's Prime Rate, as the same may be on the dates of adjustment; today's
Bank Prime is 6.00%;

per annum; said principal and interest to be paid as follows:

         The principal shall accrue interest as set forth on schedule 1 attached.
         Interest shall be due monthly beginning 04-01-94, and thereafter on the 1st of each month with the principal balance and any remaining interest due at maturity.

     Each such payment shall be applied first in payment of interest due on the unpaid balance and the remainder in reduction of the principal. All interest shall be computed for the actual number of days elapsed upon the actual principal balance from time to time outstanding on the basis of a year of 360 days.

     The Maximum Credit Amount set forth above represents the total amount which Bank has agreed to advance from time to time to the undersigned. Except as otherwise provided below, the undersigned may, up to the Maximum Credit Amount, at any time, and from time to time prior to the Maturity Date of this note, borrow, repay, and reborrow from Bank and the liability of the undersigned hereunder shall be the principal amount from time to time outstanding pursuant to this note plus interest as provided above.

     Bank's determination as to the outstanding balance owed by the undersigned hereunder shall be conclusive and Bank's documentation to support said outstanding balance will be sufficient to establish and sustain the undersigneds' obligation hereunder. Advances may be made by credit by Bank to the undersigneds' depository account. Requests for advances may be made to Bank at the request of any one of the undersigned and such requests may be in writing, orally, or by telephone. The undersigned agree to assume full responsibility for preserving evidence of payments until this note has been presented to the undersigned, marked paid.

     Bank may require any and all documentation and additional confirmation as to authorization for any requested advance. Upon the failure of the undersigned to provide said data in a form satisfactory to Bank, or upon the occurrence of an Event of Default
(has hereinafter defined), or upon the occurrence of any event which would constitute an
Event of Default but for the requirement that notice be given or time elapse or both, Bank may, at its option, refuse to honor any request for an advance of funds.

     If referred to or used herein, the term "Prime Rate" (or any similar reference) shall mean that rate of interest described as the "Prime Rate" of Bank announced from time to time by Bank and determined at the sole discretion of Bank management as part of its internal procedures. No representation is made by Bank to the undersigned that the "Prime
Rate" is the lowest, the best, or a favored rate.
     This note is secured by all existing and future liens and security interests created by security agreements, mortgages, or any other collateral documents now or hereafter between Bank and the undersigned or now or hereafter between Bank and any endorsers, sureties, or guarantors of this note and payment may be accelerated according to any of said agreements and documents. The undersigned and all endorsers, sureties, and guarantors of this note are hereinafter collectively referred to as the "Obligors." In addition to Bank's common law rights of set off, the undersigned hereby grant to Bank a security interest and lien in any credit balance or other money now or hereafter owed them by Bank, and, in addition, the undersigned agree that Bank may, without notice or demand, set off against any such credit balance or other asset(s) any amount unpaid under this note, whether due or not.



The undersigned represent and warrant that the extension of credit evidenced by this note is for business, commercial, or agricultural purposes, or is to an organization.

OTHER PROVISIONS:
     see attached schedule "1"

The security document(s) by which this note is secured include, but not limited to:
     Security Agreement dated 2-24-94
     Credit Agreement dated 2-24-94

THE ADDITIONAL TERMS AND CONDITIONS SET FORTH ON PAGE TWO OF THIS NOTE ARE A PART OF THIS
NOTE. THE UNDERSIGNED HEREBY ACKNOWLEDGE THE RECEIPT OF A COPY OF THIS
NOTE.

   119 John K. Hanson Drive
   Forest City, IA  50436
   Cycle-Sat, Inc.

                                             By:
                                             Loren A. Swenson,
                                             CEO/President

                                             By:
                                             William B. Grandy,
                                             CFO/V.P.

S.S.or Fed I.D.      42-1246889

CUSTOMER COPY                          Page 1 of 2

L025-1a Rev. 5/91

                                            SCHEDULE 1


All unpaid principal shall accrue interest at the rate set forth below depending upon the
Tangible Net Worth of the Borrower as such term is defined in the Credit Agreement between
Borrower and Bank dated February 24, 1994. Such rate shall change as and when the Prime
Rate changes or the Tangible Net Worth of Borrower moves from one level to another. At such times as the Tangible Net Worth is less than $2,000,000, the rate of interest shall be at the Prime Rate plus 1.25%. At such times as the Tangible Net Worth is equal to or greater than $2,000,000 but less than $4,000,000, the rate of interest shall be at the
Prime Rate plus 1.00%. At such times as the Tangible Net Worth exceeds $4,000,000, the rate of interest shall be at the Prime Rate plus .50%.

With reference to the Events of Default described in Additional Terms and Conditions,
Paragraph 2:

A.With respect to Section (iii), Obligors shall have a 20-day cure period;

B.With respect to Section (v), there shall be no default if the petition is dismissed within 90 days after it has been filed;

C.With respect to section (vii), there shall be no default with respect to any attachment or lien that is being contested in good faith;

D.With respect to section (xii), there shall be no default with respect to any immaterial observance, lacks of performance, or breach.

Notwithstanding the provisions of paragraph 3 of the note, references to four percent (4%) in Paragraph 3 shall be deleted and replaced by "two percent (2%)."

Axhwsulw 1--1


                                 FIRSTAR BANK CEDAR RAPIDS, N.A.



FEBRUARY 24, 1994

Firstar Bank Cedar Rapids, N.A.
222 Second Avenue SE
Cedar Rapids, IA 52401



RE:  Account Name: Cycle-Sat, Inc.
     Loan Dated: FEBRUARY 24, 1994
     Loan Number:   (N)1247441--9001
     Principal Amount: $ 3,000,000 .00

To Whom It May Concern:

The following named individuals are authorized to make oral or written requests for advances under the above-referenced note. and all future renewals:

                  Name                             Title

         Loren A. Swenson                     CEO/President
        William B. Grandy                   CFO/Vice President

Firstar Bank Cedar Rapids, N.A. is entitled to rely upon the oral or written requests for advances of any one of the named individuals until the authority granted herein is revoked in writing.

Each of the undersigned acknowledges that a request made by any one of the above-named individuals shall be binding upon and consented to by remaining signators.

Each of the undersigned acknowledge receipt of a copy of this document.


FEBRUARY 24, 1994
     Date


                                                Cycle-Sat. Inc.
                                                By:
                                                Loren A. Swenson,
                                                CEO/President

                                                By:
                                                William B. Grandy,
                                                CFO/V.P.


CUSTOMER COPY

L029-1 Rev. 5.91


                                            EXHIBIT "1"

Int. Cl.: 9

Prior U.S. Cls.: 21 and 26

Reg. No. 1,771,244

United States Patent and Trademark Office
Registered May 18, 1993

                                              TRADEMARK
                                          PRINCIPAL REGISTER


                                             CYCLECYPHER

CYCLE-SAT, INC. (IOWA CORPORATION)
FIRST USE 11-0-1987; IN COMMERCE
119 JOHN K. HANSON DRIVE                             11-0-1987
FOREST CITY, IA 50436

FOR: SATELLITE SIGNAL RECEIVERS
SER. NO. 74-313,634, FILED 9-14-1992
AND DECODERS AND ADDRESSABLE DECODER -
CONTROLLERS TO DELIVER INFORMATION TO TV             DOMINIC J.
FERRAUIUOLO,
STATIONS, IN CLASS 9 (U.S. CLS. 21 AND 26).          EXAMINING ATTORNEY


                                            EXHIBIT "2"

                                 The United States of America



No. 1771244


                                 CERTIFICATE OF REGISTRATION

This is to certify that the records of the Patent and Trademark Office show that an application was filed in said Office for registration of the Mark shown herein, a copy of said Mark and pertinent data from the Application being annexed hereto and made a part hereof,

And there having been due compliance with the requirements of the law and with the regulations prescribed by the Commissioner of Patents and Trademarks,

Upon examination it appeared that the applicant was entitled to have said Mark registered under the Trademark Act of 1946, as amended, and the said Mark has been duly registered this day in the Patent and Trademark Office on the

                                        PRINCIPAL REGISTER

to the registrant named herein.

This registration shall remain in force for TEN years unless sooner terminated as provided by law.



                                         In Testimony Whereof I have
hereunto set my hand
                                         and caused the seal of the
Patent and
                                         Trademark Office to be affixed
this eighteenth
                                         day of May, 1993.


                                         Acting Commissioner of Patents
and Trademarks

                                  LIMITED GUARANTY


February 24, 1994

This Limited Guaranty is given by Winnebago Industries, Inc., an Iowa corporation
("Guarantor") in favor of Firstar Bank Cedar Rapids, N.A. ("Bank") to guaranty certain obligations of Cycle-Sat, Inc., an Iowa corporation ("Borrower").

Borrower has requested Bank to enter into a Credit Agreement ("Credit Agreement") dated
February 24, 1994 by and between Borrower and Bank, under which Bank will loan to
Borrower up to $3,000,000 (the "Loan") for general working capital purposes. Guarantor owns 80% of the issued and outstanding stock of Borrower and Bank is unwilling to enter into the Credit Agreement and make the Loan unless the Guarantor delivers this Guaranty to lender.

In order to induce Bank to enter into the Credit Agreement and to make the Loan to
Borrower subject to the terms and conditions of the Credit Agreement, the Guarantor unconditionally guarantees to Bank, its successors and assigns, subject to the limitations set out below, the due and punctual payment when due, whether by acceleration or otherwise, of the principal and interest on any and all sums payable with respect to the
Loan of Borrower, including all interest, cost, expenses and fees for which Borrower shall be or become liable to Bank (the "Liabilities"). This Guaranty shall relate to the
Liabilities of Borrower arising under successive transactions, that either continue the
Loan or from time to time or renew it after it has been satisfied.

The amount of the principal of the Loan guaranteed by this Guaranty shall be limited based upon the amount of the Tangible Net Worth of Borrower as defined in the Credit Agreement.
There is no limit on the amount of interest, costs, expenses and fees being guaranteed.
At such times as the Tangible Net Worth, as defined in the Credit Agreement, of the
Borrower is less than $2,000,000, the limit on the guaranteed amount of principal shall be
$3,000,000. At such times as the Tangible Net Worth of the Borrower is equal to or greater than $2,000,000 but less than $4,000,000, the limit on the guaranteed amount of principal shall be $1,500,000. However, if the Tangible Net Worth of Borrower at any time exceeds $4,000,000, this Guaranty shall immediately become null and void.

This Guaranty may be revoked only with respect to indebtedness of Borrower incurred or contracted by Borrower thirty days or more after the date on which written notice of revocation is actually received by Bank. No notice of revocation is effective as to any indebtedness of Borrower (a) existing at the date of receipt of such notice; (b) incurred or contracted by Borrower within thirty days after receipt of such notice; (c) now existing or later created under the Credit Agreement; or (d) renewals, extensions, consolidations and refinancings of the any of the above.

Guarantor authorizes Bank to do the following from time to time without notice or demand
and without affecting Guarantor's liability:   (a)  renew, extend
(including extensions
beyond the original term), accelerate the time for payment, or otherwise modify or change the terms of any Liabilities of Borrower, including decreasing or increasing the rate of interest; (b) take and hold the security for the payment of the Liabilities;
{c) exchange, consent to the transfer of, or release any security for the payment of the
Liabilities or apply such security and direct the order or manner of sale of such security as Bank in its discretion may determine; (d) release (by operation of law or otherwise), discharge, settle, compromise or consolidate any Liabilities. Bank may, without notice, assign this Guaranty in whole or in part.

Guarantor waives (a) any right to require Bank to proceed against Borrower, to proceed against or exhaust any security held from Borrower, or to pursue any other remedy in
Bank's power; (b) any defense of Borrower on the Liabilities; and (c) all presentments, demands, protest or notice of dishonor, nonpayment, or other default with respect to the Liabilities.

Guarantor agrees to pay Bank upon demand any and all costs, expenses and fees (including reasonable attorney fees) incurred in enforcing or attempting to recover payment of the amounts due under this Guaranty,


WINNEBAGO INDUSTRIES, INC.

                                      BY:
                                         Jerome V. Clouse, Vice
President,
                                         Treasurer, and International
                                         Development


                                      BY:
                                         Raymond M. Beebe, Vice
President
                                         General Counsel and Secretary