Form 10-Q
period 1994-05-28
WINNEBAGO INDUSTRIES INC
filed 1994-07-12
CIK 107687

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q


(Mark One)
- - ------
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
- - ------

For the quarterly period ended                May 28, 1994
                               ------------------------------------


                                       OR
- - ---
___    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from______________________ to _____________________

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

 There were 25,238,988 shares of $.50 par value common stock outstanding on July 7, 1994.

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

    PART II.    OTHER INFORMATION                                        11 & 12

                          PART I FINANCIAL INFORMATION
                  WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

Dollars in thousands
                          ASSETS                                                   May 28,                       August 28,
                                                                                    1994                            1993
                                                                                (Unaudited)
CURRENT ASSETS
Cash and cash equivalents                                                         $ 10,130                        $ 11,238
Marketable securities                                                                3,747                           2,309
Receivables, less allowance for doubtful
   accounts ($2,186 and $2,798, respectively)                                       29,665                          29,239
Dealer financing receivables less allowance
   for doubtful accounts ($305 and $290, respectively)                               7,803                           6,742
Inventories                                                                         46,658                          40,610
Prepaid expenses                                                                     5,703                           3,636
Deferred income taxes                                                                  511                             511

     Total current assets                                                          104,217                          94,285

PROPERTY AND EQUIPMENT, at cost
Land                                                                                 1,528                           2,153
Buildings                                                                           40,790                          38,373
Machinery and equipment                                                             74,050                          72,505
Transportation equipment                                                             5,968                           5,609
                                                                                   122,336                         118,640
     Less accumulated depreciation                                                  83,839                          81,012

     Total property and equipment, net                                              38,497                          37,628

LONG-TERM NOTES RECEIVABLE, less allowances
   ($1,771 and $1,362, respectively)                                                 4,591                           4,203

INVESTMENT IN LIFE INSURANCE                                                        14,825                          11,853

NET DEFERRED INCOME TAXES                                                              711                             829

OTHER ASSETS                                                                         5,526                           6,429

TOTAL ASSETS                                                                      $168,367                        $155,227


See Unaudited Condensed Notes to Consolidated Financial Statements


                  WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


Dollars in thousands
                                                                                  May 28,                       August 28,
                                                                                    1994                            1993
                                                                                (Unaudited)
CURRENT ASSETS

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt                                               $ 2,259                     $ 1,719
Notes payable                                                                        2,130                       - - -
Accounts payable, trade                                                             20,011                      19,462
Accrued expenses:
     Insurance                                                                       4,222                       6,445
     Vacation liability                                                              3,502                       2,864
     Promotional                                                                     3,407                       4,636
     Other                                                                           7,602                      10,399
Liability on product warranties                                                      3,394                       4,091

        Total current liabilities                                                   46,527                      49,616

LT DEBT AND CAPITAL LEASE OBLIGATIONS                                                2,943                       3,183

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                         42,335                      18,766

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                         2,074                       1,969

STOCKHOLDERS' EQUITY
Capital stock, common, par value $.50; authorized
   60,000,000 shares                                                                12,911                      12,908
Additional paid-in capital                                                          24,337                      24,811
Reinvested earnings                                                                 44,183                      52,245
                                                                                    81,431                      89,964
Less treasury stock, at cost                                                         6,943                       8,271

Total stockholders' equity                                                          74,488                      81,693

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $168,367                    $155,227



See Unaudited Condensed Notes to Consolidated Financial Statements

                  WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands except per share data
                                                           Thirteen Weeks Ended                          Thirty-Nine Weeks Ended
                                                      May 28,                May 29,                   May 28,              May 29,
                                                        1994                   1993                     1994                 1993
Revenues:
  Manufactured products                               $125,208               $110,733                 $319,049             $262,552
  Services                                               4,458                  5,182                   14,174               14,241
     Total net revenues                                129,666                115,915                  333,223              276,793

Costs and Expenses:
  Cost of manufactured products                        105,983                 96,523                  273,789              229,114
  Cost of services                                       2,554                  4,113                    8,177               11,268
  Selling and delivery                                   6,898                  5,608                   19,144               15,791
  General and administrative                             5,929                  5,230                   18,708               16,060
  Other expense (income)                                   189                    (5)                      359                  184
  Minority interest in net income
(loss)
   of consol. subsidiary                                    20                  (116)                      105                 (408)
     Total costs and expenses                          121,573                111,353                  320,282              272,009

Operating income                                         8,093                  4,562                   12,941                4,784

Financial (expense) income                               (758)                     17                     (583)                 232

Income from operations
 before income taxes*                                    7,335                  4,579                   12,358                5,016

Provision (credit) for income taxes                      - - -                  - - -                    - - -               (1,087)

Income from operations*                                  7,335                  4,579                   12,358                6,103
Cumulative effect of change
  in accounting principle                                - - -                  - - -                  (20,420)               - - -

Net income (loss)                           $            7,335      $           4,579                 $ (8,062)            $  6,103

Income (loss) per common share:
  Income from operations*                   $              .29      $             .18                    $.49                 $.24
  Cumulative effect of change
   in accounting principle                               - - -                  - - -                     (.81)               - - -
Net income (loss)                           $              .29    $               .18                    $(.32)                $.24

Weighted average number of
  shares of common stock
  outstanding                                           25,209                 25,042                   25,170               25,034

* Before Cumulative Effect of Change in Accounting Principle.

See Unaudited Condensed Notes to Consolidated Financial Statements.

                  WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


Dollars in thousands
Increase (decrease) in cash and cash equivalents                                              Thirty-Nine Weeks Ended
                                                                                        May 28,                      May 29,
                                                                                          1994                        1993

Cash flows from operating activities:
  Net income (loss)                                                                     $(8,062)                    $ 6,103
Adjustments to reconcile net income (loss)
to net cash from operating activities:
  Cumulative effect of change in accounting principle                                    20,420                       - - -
  Employee stock bonus plan                                                                 437                       - - -
  Depreciation and amortization                                                           5,804                       5,820
  Realized and unrealized gains (losses) on investments, net                                276                        (216)
  Postretirement benefits other than pensions                                             3,149                       - - -
  Minority shareholders' portion of consolidated
   subsidiary                                                                               105                        (408)
  Other                                                                                      99                       3,533
Change in assets and liabilities:
  Decrease in accounts receivable                                                           271                         421
  Increase in inventories                                                                (5,966)                     (4,419)
  Decrease in accounts payable and accrued expenses                                      (4,262)                     (2,271)
  Increase (decrease) in other categories, net                                           (2,646)                        477
Net cash provided by operating activities                                                 9,625                       9,040

Cash flows from investing activities:
  Investments in marketable securities                                                   (8,945)                     (5,829)
  Proceeds from the sale of marketable securities                                         7,231                       6,160
  Purchases of property and equipment                                                    (6,565)                     (4,683)
  Investments in dealer receivables                                                     (26,338)                    (21,651)
  Proceeds from dealer receivables                                                       25,283                      13,888
  Investment in other assets and notes receivable                                        (4,205)                     (4,528)
  Other                                                                                     842                         352
Net cash used by investing activities                                                   (12,697)                    (16,291)

Cash flows from financing activities and capital transactions:
  Net increase in notes payable                                                           2,130                       - - -
  Payments of long-term debt                                                             (1,389)                       (698)
  Proceeds from issuance of long-term debt                                                  858                         820
  Other                                                                                     365                         117
Net cash provided by financing activities and
  capital transactions                                                                    1,964                         239
Net decrease in cash and cash equivalents                                                (1,108)                     (7,012)

Cash and cash equivalents - beginning of period                                          11,238                      13,286

Cash and cash equivalents - end of period                                               $10,130                     $ 6,274

See Unaudited Condensed Notes to Consolidated Financial Statements.

                  WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
         UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the consolidated financial position as of May 28, 1994, and results of operations and cash flows for the 13 and 39 weeks ended May 28, 1994 and May 29, 1993.

2. The results of operations for the 39 weeks ended May 28, 1994, are not necessarily indicative of the results to be expected for the full year. Service revenues, in the Consolidated Statements of Operations, consist of revenues generated by Cycle-Sat, Inc. (Cycle-Sat) and Winnebago Acceptance Corporation (WAC), subsidiaries of the Company. Also during the 13 and 39 weeks ended May 29, 1993 service revenues included revenues generated by North Iowa Electronics, Inc. (NIE), a former subsidiary of the Company which was sold during fiscal 1993.

3. Inventories are valued at the lower of cost or market, with cost being determined under the last-in, first-out (LIFO) method and market defined as net realizable value.

         Inventories are composed of the following (dollars in thousands):

                              May 28,             August 28,
                               1994                  1993

Finished Goods.............  $ 21,033            $ 16,578
Work In Process............    13,806              11,051
Raw Materials..............    25,826              26,614
                               ------              ------
                               60,665              54,243
                               ======              ======

LIFO Reserve...............    14,007              13,633
                               ------              ------
                             $ 46,658            $ 40,610
                             ========            ========

4. The Company entered into a $12,000,000 financing and security agreement with NationsCredit Corporation (NationsCredit) formerly Chrysler First Commercial Corporation. Terms of the agreement limit borrowings to the lesser of $12,000,000 or 75% of eligible inventory (fully manufactured recreational vehicles ready for delivery to a dealer). Borrowings are secured by the Company's receivables and inventory. The agreement provides for a graduated interest rate based upon the NationsCredit reference rate as defined in the agreement. The line of credit is available for a term of one year and continues during successive one-year periods unless either party provides at least 90-days notice prior to the end of the one-year period to the other party that they wish to terminate the line of credit. The agreement prohibits any advances or loans to any subsidiary or affiliate or additional guarantees of any obligations of any subsidiary or affiliate, in either case in excess of $5,000,000 or $7,500,000 in the aggregate for all subsidiaries and affiliates from the date of the agreement. The agreement also includes certain restrictive covenants including maintenance of a certain minimum net worth and certain working capital and debt to equity ratios. As of May 28, 1994, the Company was in compliance with these covenants. There was no outstanding balance under the line of credit at May 28, 1994.

       Cycle-Sat entered into a $3,000,000 line of credit with Firstar Bank Cedar Rapids, N.A dated February 24, 1994. Terms of the agreement limit the amount advanced to the lesser of $3,000,000 or the sum of the base of 75% of Cycle-Sat's eligible accounts receivable and 50% of its inventory. The agreement provides for a graduated interest rate based on the tangible net worth of Cycle-Sat and contains a restrictive covenant related to the maintenance by Cycle-Sat of a minimum tangible net worth as defined in the agreement. Cycle-Sat is in compliance with this covenant. Borrowings under the line of credit have been guaranteed by the Company. The line of credit has a maturity date of January 31, 1995. The outstanding balance under the line of credit at May 28, 1994 was $1,880,000 with an interest rate of 8.0% per annum.

5. It is customary practice for companies in the recreation vehicle industry to enter into repurchase agreements with lending institutions which have provided wholesale floor plan financing to dealers. The Company's agreements provide for the repurchase of its products from the financing institution in the event of repossession upon a dealer's default. The Company was contingently liable for approximately $130,799,000 and $101,445,000 under repurchase agreements with the lending institutions as of May 28, 1994, and August 28, 1993, respectively. Included in these contingent liabilities are approximately $39,714,000 and $27,758,000, respectively, of certain dealer receivables subject to recourse agreements with ITT Commercial Finance Corporation, NationsCredit and John Deere Credit, Inc.

6. Fiscal year-to-date the Company paid cash for the following (dollars in thousands):

                        Thirty-Nine Weeks Ended
                      May 28,               May 29,
                       1994                  1993

Interest             $  870                  $396
Income Taxes          2,809                   242

7. At May 28, 1994, Postretirement Benefits Other Than Pensions included Deferred Compensation of $19,919,000 and Postretirement Benefits related to health care and other benefits of $22,416,000. Effective August 29, 1993, the Company adopted Statement of Financial Accounting Standards
        (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" related to health care and other benefits. SFAS No. 106 requires the Company to accrue the estimated cost of retiree benefit payments during the years the employee provides services. The Company previously expensed the cost of these benefits, which are principally health care, as claims were incurred. SFAS No. 106 allows recognition of the cumulative effect of the liability in the year of adoption or the amortization of the obligation over a period of up to 20 years. The Company has elected to recognize the cumulative effect of this obligation on the immediate recognition basis. The cumulative effect as of August 29, 1993 of adopting SFAS No. 106 was an accrual of postretirement health care costs of $20,420,000 and a decrease in net earnings of $20,420,000 ($.81 per share), which has been included in the Company's consolidated statement of operations for the 39 weeks ended May 28, 1994.

       The effect of adopting SFAS No. 106 on income from operations for the 39 weeks ended May 28, 1994 was a net expense of $1,996,000 ($.08 per share).

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

       Accumulated postretirement benefit obligation at August 29, 1993:

Retirees                                            $ 2,745,000
Fully eligible active plan participants               3,099,000
Other active plan participants                       14,576,000
                                                     ----------
                                                   $ 20,420,000
                                                   ============

       Net postretirement benefit cost for the 13 and 39 weeks ended May 28, 1994 consisted of the following components:

                                                       Thirteen     Thirty-Nine
                                                         Weeks         Weeks
Service cost - benefits earned during the period $ 443,000 $ 1,218,000 Interest cost on accumulated postretirement
  benefit obligation                                    360,000         989,000
                                                        -------         -------
                                                      $ 803,000     $ 2,207,000
                                                      =========     ===========

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

8. At May 28, 1994, the Company had net operating loss carryforwards for financial reporting purposes of approximately $44,000,000 which will, if unused, expire at various times in fiscal years 2006 through 2008. The Company has not recognized the tax benefits of net operating loss carryforwards due to the uncertainty of future realization.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 28, 1994 Compared to Thirteen Weeks Ended May 29, 1993

Net revenues of manufactured products for the 13 weeks ended May 28, 1994 increased $14,475,000 or 13.1 percent from the 13 week period ended May 29, 1993. Motor home shipments increased by 46 units or 1.8 percent during the 13 weeks ended May 28, 1994 when compared to the third quarter of fiscal 1993. The growth in the Company's revenues is attributed to an increase in volume of higher-priced Class A models. The Company's outlook for the remainder of fiscal 1994 remains optimistic.

Service revenues for the 13 weeks ended May 28, 1994 decreased $724,000 or 14.0 percent from the 13 weeks ended May 29, 1993. The decrease was caused by the absence of revenues of NIE (an electronic component assembly business), which was sold during August 1993. However, Cycle-Sat did record increased revenues ($495,000 or 13.1 percent) from established customers and new customers when comparing the 13 weeks ended May 28, 1994 to the comparable period of fiscal 1993.

Cost of manufactured products, as a percent of manufactured product revenues, was 84.6 percent for the 13 weeks ended May 28, 1994 compared to 87.2 percent for the 13 weeks ended May 29, 1993. This decrease can be attributed primarily to a shift in shipments to a more favorable product mix and to an increase in motor home production volume.

Cost of services, as a percent of service revenues, decreased to 57.3 percent from 79.4 percent when comparing the 13 weeks ended May 28, 1994 to the 13 weeks ended May 29, 1993. This decrease when comparing the two periods can be attributed primarily to the increase in Cycle-Sat revenues and to a reduction in lease expense at Cycle-Sat due to renegotiations of the satellite lease agreement.

Selling and delivery expenses increased by $1,290,000 to 5.3 percent of net revenues from 4.8 percent of net revenues when comparing the 13 weeks ended May 28, 1994 to the comparable period of fiscal 1993. The increase can be attributed primarily to increases in advertising expenses.

General and administrative expenses increased by $699,000 to 4.6 percent of net revenues from 4.5 percent of net revenues when comparing the 13 weeks ended May 28, 1994 to the comparable period of fiscal 1993. The increase in dollars is primarily due to an increase in the Company's product liability insurance reserves.

The Company had other expense of $189,000 during the 13 weeks ended May 28, 1994 compared to other income of $5,000 during the 13 weeks ended May 29, 1993. The primary reasons for the change when comparing the two periods was the increase in the current period in the Company's provision for losses on the resale of motor homes repurchased by the Company under its repurchase agreements with financial institutions and by the recording of lease income received by WAC during the period ended May 29, 1993.

The Company had net financial expense of $758,000 during the third quarter of fiscal 1994 compared to income of $17,000 during the third quarter of fiscal 1993. The Company recorded interest expense of $322,000 during the third quarter of fiscal 1994 compared to interest income of $5,000 during the third quarter of fiscal 1993. Included in the third quarter of fiscal 1994 was an interest payment of $419,000 to the Internal Revenue Service relating to the resolution of pending income tax return issues. The Company recorded $360,000 of realized and unrealized losses compared to $1,000 of gains during the third quarters of fiscal 1994 and 1993, respectively.

For the 13 weeks ended May 28, 1994, the Company realized net income of $7,335,000 or $.29 per share which included income of $80,000 from Cycle-Sat operations. For the 13 weeks ended May 29, 1993, the Company realized net income of $4,579,000 or $.18 per share which included a loss of $466,000 ($.02 per share) from Cycle-Sat operations.

Thirty-Nine Weeks Ended May 28, 1994 Compared to Thirty-Nine Weeks Ended May 29, 1993

Net revenues of manufactured products for the 39 weeks ended May 28, 1994 increased $56,497,000 or 21.5 percent from the 39 weeks ended May 29, 1993. Motor home shipments increased by 664 units or 11.4 percent during the 39 weeks ended May 28, 1994 when compared to the comparable period of fiscal 1993. This growth in the Company's revenues is attributed to an overall industry gain in motor home volume, an increase in the Company's market share and to an increase in volume in higher-priced Class A models.

Service revenues for the 39 weeks ended May 28, 1994 decreased $67,000 from the 39 weeks ended May 29, 1993. The decrease was caused by the absence of revenues of NIE. However, Cycle-Sat did record an increase in revenues of $2,758,000 or
25.5 percent as a result of increased business with established customers and new customers.

Cost of manufactured products, as a percent of manufactured product revenues, was 85.8 percent for the 39 weeks ended May 28, 1994 compared to 87.3 percent for the 39 weeks ended May 29, 1993. This decrease can be attributed primarily to a favorable shift in product mix and to an increase in motor home production.

Cost of services, as a percent of service revenues, decreased to 57.7 percent from 79.1 percent when comparing the 39 weeks ended May 28, 1994 to the 39 weeks ended May 29, 1993. This decrease can be attributed primarily to the increase in Cycle-Sat revenues and to renegotiations of the satellite lease agreement which reduced lease expense at Cycle-Sat during the 39 weeks ended May 28, 1994.

Selling and delivery expense increased to $19,144,000 from $15,791,000 when comparing the 39 weeks ended May 28, 1994 to the 39 weeks ended May 29, 1993. The percent of selling and delivery expense to net revenues was 5.7 percent for both periods. The increase can be attributed primarily to increases in advertising expenses and losses associated with recourse agreements with various financing institutions.

General and administrative expenses increased by $2,648,000 but decreased to 5.6 percent of net revenues from 5.8 percent of net revenues when comparing the 39 weeks ended May 28, 1994 to the comparable period of fiscal 1993. Affecting the dollar increase when comparing the two periods was a reduction, in fiscal 1993, in the company's self-insurance reserves. The increase in dollars was also attributed to the Company's adoption of FASB No. 106, in fiscal 1994, which requires the Company to accrue the estimated cost of retiree benefits during the years the employees provide services.

The Company had other expense of $359,000 during the 39 weeks ended May 28, 1994 compared to $184,000 during the 39 weeks ended May 29, 1993. The primary reason for the increase was the recording of lease income received by WAC during fiscal 1993.

The Company had net financial expense of $583,000 during the 39 weeks ended May 28, 1994 compared to income of $232,000 during the 39 weeks ended May 29, 1993. The Company recorded $276,000 of realized and unrealized losses compared to $216,000 of realized and unrealized gains during the fiscal year-to-dates of 1994 and 1993, respectively. The Company recorded interest expense during the 39 weeks ended May 28, 1994 of $257,000 compared to interest income of $102,000 during the comparable period of fiscal 1993.

For the 39 weeks ended May 28, 1994, the Company realized income from operations of $12,358,000 or $.49 per share which included income of $420,000 ($.02 per share) from Cycle-Sat operations. For the 39 weeks ended May 29, 1993, the Company realized net income of $6,103,000 or $.24 per share which included a loss of $1,632,000 ($.07 per share) from Cycle-Sat operations.

On August 29, 1993, the Company was required to adopt FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" which covers health care and other benefits provided to retirees and which requires accruing such benefits during the years the employee provides services. This change in accounting principle resulted in a cumulative non-cash charge of $20,420,000 or $.81 per share. Giving effect to the foregoing change, the net loss for the 39 weeks ended May 28, 1994 was $8,062,000 or $.32 per share.

LIQUIDITY AND FINANCIAL CONDITION

Presently,   the  Company  meets  its  working  capital  and  capital  equipment
requirements  and  cash   requirements  of  subsidiaries  with  funds  generated
internally and funds from agreements with financial institutions.

At May 28, 1994, working capital was $57,690,000 an increase of $13,021,000 from the amount at August 28, 1993. The Company's principal sources and uses of cash during the 39 weeks ended May 28, 1994 are set forth in the unaudited consolidated condensed statement of cash flows for that period.

Principal expected demands at May 28, 1994 on the Company's liquid assets for the remainder of fiscal 1994 include approximately $2,000,000 for capital expenditures consisting primarily of tooling, equipment replacement and new equipment.

Based upon available cash,  marketable  securities and financing  resources (See
Note 4), management believes that the Company has adequate sources of funds to meet its remaining fiscal 1994 cash requirements. However, any significant adverse events in the market for motor homes or in the economy could have a significant effect on the Company's future cash requirements.

Part II    Other Information


Item 1     Legal Proceedings

On April 23, 1991, the Federal Trade Commission ("FTC") issued to the Company Civil Investigative Demands to produce documents and answers to written interrogatories in connection with an investigation of whether the Company engaged in deceptive practices in selling approximately 7,800 diesel powered LeSharo and Phasar motor homes and Centauri and utility vans which were produced between 1983 and 1986. After narrowing the FTC's Civil Investigative Demands through a motion to quash and subsequent stipulated order, the Company produced responsive documents at its corporate offices in December, 1991 and January,
1992. The Company had no further contact with the FTC for approximately 26 months when the Company's FTC Counsel in Washington, D.C. received a letter dated March 22, 1994 from the FTC staff in which it was suggested that the FTC staff had concluded that the Company had engaged in violations of Section 5 of the FTC Act in connection with the marketing and sale of certain of the diesel and gasoline LeSharo and Phasar motor homes and Centauri vans. The FTC staff letter also suggested a willingness to pursue consent negotiations with the Company or otherwise that the FTC staff would be preparing a recommendation to the FTC that it issue a complaint against the Company seeking consumer redress and other equitable relief. Any recommendation made by the FTC staff would have to be approved by the Commission itself. If the FTC should decide to issue such a complaint, the Company believes it would have meritorious defenses to the same and further believes that the FTC would have several significant hurdles to overcome including the statute of limitations issues. The Company currently is holding informal discussions with FTC personnel in an effort to dissuade the staff from proceeding in this matter. (Contemporaneously, the Company has contacted Regie Nationale Des Unises Renault, the manufacturer of a majority of the component parts under investigation by the FTC, relative to the most recent action taken by the FTC's staff.)

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


                                                      WINNEBAGO INDUSTRIES, INC.
                                                                    (Registrant)



Date July 7, 1994
                                                                Fred G. Dohrmann
                                           President and Chief Executive Officer



Date July 7, 1994
                                                                    Ed F. Barker
                                            Vice President, Controller and Chief
                                                               Financial Officer