Form 10-K
period 1994-07-27
WINNEBAGO INDUSTRIES INC
filed 1994-11-28
CIK 107687

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

( X ) Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended August 27, 1994; or

( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) For the transition period from
_____________________ to _______________________

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                              NAME OF EACH EXCHANGE ON
      TITLE OF EACH CLASS                         WHICH REGISTERED
     ---------------------                ---------------------------------
 Common Stsock ($.50) par value)          The New York Stock Exchange, Inc.
                                              Chicago Stock Exchange, Inc.
                                           The Pacific Stock Exchange, Inc.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes _X_   No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K _X_ .

     Aggregate market value of the common stock held by non-affiliates of the Registrant on October 17, 1994: $105,696,399 (13,421,765 shares at closing price on New York Stock Exchange of $7.875).

     Common stock outstanding on November 14, 1994, 25,242,203 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. The Winnebago Industries, Inc. Annual Report to Shareholders for the fiscal year ended August 27, 1994, portions of which are incorporated by reference into Part II hereof.

2. The Winnebago Industries, Inc. Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 14, 1994, portions of which are incorporated by reference into Part III hereof.









                           WINNEBAGO INDUSTRIES, INC.

                                   FORM 10-K

                Report for the Fiscal Year Ended August 27, 1994


                                     PART I


ITEM 1.   Business

GENERAL

Winnebago Industries, Inc. is a leading U.S. manufacturer of motor homes, self-contained recreation vehicles used primarily in leisure travel and outdoor recreation activities. Motor home and van conversion sales by the Company represented more than 80 percent of its revenues in each of the past five fiscal years. The Company's motor homes are sold through dealer organizations primarily under the Winnebago, Itasca, Vectra, Rialta and Luxor brand names.

During fiscal 1994, 1993 and 1992, other products manufactured by the Company consisted principally of extruded aluminum and a variety of component products for other manufacturers. Service revenues during fiscal 1994, 1993 and 1992 consisted principally of revenues from satellite courier and tape duplication services. Service revenues, in fiscal 1994 and 1993 also includes revenues from floor plan financing of dealer inventories of the Company's products. Additionally in fiscal years prior to 1994, service revenues included revenues from contract assembly of a variety of electronic products.

The Company was incorporated under the laws of the state of Iowa on February 12, 1958, and adopted its present name on February 28, 1961. The Company's executive offices are located at 605 West Crystal Lake Road in Forest City, Iowa. Unless the context indicates otherwise, the term "Company" refers to Winnebago Industries, Inc. and its subsidiaries.


PRINCIPAL PRODUCTS

The Company determined it was appropriate to define its operations into three business segments for fiscal 1994, (See Note 19, "Business Segment Information" in the Company's Annual Report to Shareholders for the year ended August 27,
1994). However, during each of the last five fiscal years, at least 88% of the revenues of the Company were derived from recreational vehicle products.

The following table sets forth the respective contribution to the Company's net revenues by product class for each of the last five fiscal years (dollars in thousands):

                                                                           Fiscal Year Ended (1)
                                             August 27,         August 28,         August 29,       August 31,        August 25,
                                                   1994               1993               1992             1991              1990


Motor Homes                                $   385,319          $  326,861        $  245,908       $  180,878        $  286,713
                                                  85.2%               85.1%             83.4%            81.2%             86.2%

Other Recreation
    Vehicle Revenues (2)                        21,903              17,655            17,126           15,586            22,039
                                                   4.8%                4.6%              5.8%             7.0%              6.6%
Other Manufactured Products
    Revenues (3)                                25,184              20,344            18,090           13,974            11,423
                                                   5.6%                5.3%              6.1%             6.3%              3.4%
       Total Manufactured
         Products Revenues                     432,406             364,860           281,124          210,438           320,175
                                                  95.6%               95.0%             95.3%            94.5%             96.2%

Service Revenues (4)                            19,710              19,223            13,870           12,210            12,658
                                                   4.4%                5.0%              4.7%             5.5%              3.8%

Total Net Revenues                          $  452,116          $  384,083        $  294,994       $  222,648        $  332,833
                                                 100.0%              100.0%            100.0%           100.0%            100.0%

(1) The fiscal year ended August 31, 1991 contained 53 weeks; all other fiscal years in the table contained 52 weeks.

(2)  Primarily recreation vehicle related parts and service and van conversions.

(3) Principally sales of extruded aluminum and component products for other manufacturers.

(4) Principally Cycle-Sat, Inc. (Cycle-Sat) revenues from satellite courier and tape duplication services. Also includes in years prior to August 27, 1994, North Iowa Electronics, Inc. (NIE) revenues from contract assembly of a variety of electronic products; and in years ended August 27, 1994, August 28, 1993 and August 25, 1990, Winnebago Acceptance Corporation (WAC) revenues from dealer financing.

Unit sales of the Company's principal recreation vehicles for the last five fiscal years were as follows:


                                                                           Fiscal Year Ended (1)
                                             August 27,          August 28,        August 29,       August 31,        August 25,
                                                   1994                1993              1992             1991              1990

Motor Homes
    Class A                                       6,820               6,095             4,161            2,814             4,613
    Class B                                         376               - - -             - - -            - - -             - - -
    Class C                                       1,862               1,998             2,425            2,647             3,820
         Total                                    9,058               8,093             6,586            5,461             8,433

Van Conversions (2)                               1,020               1,103               876              842             1,789

(1) The fiscal year ended August 31, 1991 contained 53 weeks; all other fiscal years in the table contained 52 weeks.

(2) Subsequent to August 27, 1994, the Company discontinued its van conversion operations.

The primary use of recreation vehicles for leisure travel and outdoor recreation has historically led to a peak retail selling season concentrated in the spring and summer months. The Company's sales of recreation vehicles are generally influenced by this pattern in retail sales, but can also be affected by the level of dealer inventory. The Company has generally manufactured recreation vehicles during the entire year, both for immediate delivery and for inventory to satisfy the peak selling season. During fiscal years when interest rates are high and/or market conditions are uncertain, the Company attempts to maintain a lower level of inventory of recreation vehicles. Order backlog information is not deemed significant to understand the Company's business.

Presently, the Company meets its working capital and capital equipment requirements and cash requirements of subsidiaries with funds generated internally and funds from agreements with financial institutions. Since March 26, 1992, the Company has had a financing and security agreement with NationsCredit Corporation, formerly Chrysler First Commercial Corporation. Additionally, on February 24, 1994, the Company and Cycle-Sat entered into a $3,000,000 line of credit with Firstar Bank Cedar Rapids. (See Note 8, Notes Payable, in the Company's Annual Report to Shareholders for the year ended August 27, 1994.)

RECREATION VEHICLES

MOTOR HOMES - A motor home is a self-propelled mobile dwelling used primarily as a temporary dwelling during vacation and camping trips.

Among the Recreation Vehicle Industry Association (RVIA) classifications of motor homes, Winnebago currently manufactures and sells three types:

     Class A models are conventional motor homes constructed directly on medium-duty truck chassis which include the engine and drive components. The living area and driver's compartment are designed and produced by the recreation vehicle manufacturer.

     Class B models are a panel-type truck to which sleeping, kitchen and toilet facilities are added. These models also have a top extension added to them for more head room.

     Class C models are mini motor homes built on van-type chassis onto which the manufacturer constructs a living area with access to the driver's compartment. Certain models of the Company's Class C units include van-type driver's compartments built by the Company.

The Company currently manufactures and sells motor homes primarily under the Winnebago, Itasca, Vectra, Rialta and Luxor brand names. The Class A and Class C motor homes generally provide living accommodations for four to seven persons and include kitchen, dining, sleeping and bath areas, and in some models, a lounge. Optional equipment accessories include, among other items, air conditioning, electric power plant, stereo system and a wide selection of interior equipment.

A subsidiary, Winnebago Industries Europe GmbH, a wholly-owned subsidiary, was formed in fiscal 1992 to expand the Company's presence in Europe. (See Note 19, Business Segment Information, in the Company's Annual Report to Shareholders for the year ended August 27, 1994.)

Except for the Company's new Rialtas, the Company's motor homes are sold with a basic warranty against defects in workmanship or materials for a period of 12 months or 15,000 miles, whichever occurs first. The Company's new Rialtas are sold with a basic warranty package for a period of 24 months or 24,000 miles, whichever occurs first. At the expiration of the basic warranty period, the first owner receives a 36-month or 36,000-mile, whichever occurs first, structure warranty against delamination on the sidewalls and back walls. This 36-month or 36,000-mile extension does not apply to the Winnebago Warrior and Itasca Passage models.

The Company's motor homes are sold by dealers in the retail market at prices ranging from approximately $32,000 to more than $170,000, depending on size and model, plus optional equipment and delivery charges.

The Company currently manufactures Class A and Class C motor homes ranging in length from 23 to 37 feet and 21 to 29 feet, respectively. The Company's Class B motor homes are 17 feet in length.

COMPONENT PARTS AND ACCESSORIES - The Company manufactures or purchases component parts and accessory items primarily for its and, to a lesser extent, other recreation vehicle manufacturers' units. These parts and accessories are sold to distributors, manufacturers and dealers.

NON-RECREATION VEHICLE ACTIVITIES

OEM - Original equipment manufacturer sales of component parts such as aluminum extrusions, metal stamping, rotational moldings, vacuum formed plastics and fiberglass to outside manufacturers.

CYCLE-SAT, INC. - Through the use of the latest innovations in satellite, fiber optic and digital technologies, Cycle-Sat has grown to become a leading high-speed distributor of television and radio commercials. To this end, Cycle-Sat employs a satellite-assisted duplication center in Memphis, Tennessee and a patented satellite network in place at approximately 545 television stations in the U.S. and Canada. The Company's patented Cyclecypher equipment allows the direct and automatic distribution of television commercials and traffic instructions to specific television and radio stations. Ancillary services include audio and video post production services and the operation of two satellite news gathering vehicles, which are leased to provide spot news coverage of sports events and for corporate videoconferences.

WINNEBAGO ACCEPTANCE CORPORATION - Prior to the sale of its dealer floor plan receivables in February 1990, WAC provided financing for selected Winnebago dealers for floor plan and rental units. Subsequent to the February 1990 sale of its dealer floor plan receivables, WAC has only engaged in floor plan financing for a limited number of dealers during fiscal years 1993 and 1994.

DISCONTINUED ACTIVITIES - The Company discontinued its van conversion operations subsequent to August 27, 1994.

The Company sold a majority of the assets of North Iowa Electronics, Inc., a contract assembler of a variety of electronic products, on August 8, 1993. See
Note 3 in the Company's Annual Report to Shareholders for the year ended August 27, 1994.

On September 20, 1991, the Company discontinued its Commercial Vehicle Division operations (manufacturing of route delivery vans). See Note 2 in the Company's Annual Report to Shareholders for the year ended August 27, 1994.

PRODUCTION

The Company's Forest City facilities have been designed to provide vertically integrated production line manufacturing. The Company also operates a fiberglass manufacturing facility in Hampton, Iowa, and a sewing operation in Lorimor, Iowa. The Company manufactures the majority of the components utilized in its motor homes, with the exception of the chassis, engines, auxiliary power units and appliances.

Most of the raw materials and components utilized by the Company are obtainable from numerous sources. The Company believes that substitutes for raw materials and components, with the exception of chassis, would be obtainable with no material impact on the Company's operations. The Company purchases Class A and C chassis and engines from General Motors Corporation - Chevrolet Division and Ford Motor Company; Class C chassis and engines from Volkswagen of America, Inc.; and Class A chassis and engines from Oshkosh Truck Corporation and Spartan Motors, Inc. Only two vendors accounted for as much as five percent of the Company's purchases in fiscal 1994, General Motors Corporation and Ford Motor Company (approximately 17 percent, in the aggregate).

Class B chassis and engines from Volkswagen of America, Inc. are utilized in the Company's EuroVan Camper.

Motor home bodies are made principally of Thermo-Panel materials: the lamination of aluminum and/or fiberglass, extruded polystyrene foam and plywood into lightweight rigid structural panels by a process developed by the Company. These panels are cut to form the floor, roof and sidewalls. Additional structural strength is provided by Thermo-Steel(R) construction, which combines Thermo-Panel materials and a framework of heavy gauge steel reinforcement at structural stress points. The body is designed to meet rigid Winnebago safety standards, with most models subjected to computer stress analysis. Certain models of motor homes are made in part of other materials such as aluminum, fiberglass and plastic.

The Company manufactures tip-out windows, lavatories, and all of the doors, cabinets, shower pans, waste holding tanks, wheel wells and sun visors used in its recreation vehicles. In addition, the Company produces most of the doors, bucket seats, upholstery items, lounge and dinette seats, seat covers, mattresses, decorator pillows, curtains and drapes.

The Company produces substantially all of the raw, anodized and powder-painted aluminum extrusions used for interior and exterior trim in its recreation vehicles. The Company also sells aluminum extrusions to over 130 customers.

DISTRIBUTION AND FINANCING

The Company markets its recreation vehicles on a wholesale basis to a broadly diversified dealer organization located throughout the United States and, to a limited extent, in Canada and other foreign countries. Foreign sales, including Canada, were less than ten percent of net revenues in fiscal 1994. As of August 27, 1994, the motor home dealer organization included approximately 325 dealers, compared to approximately 310 dealers at August 28, 1993. During fiscal 1994, 13 dealers accounted for approximately 25 percent of motor home unit sales, and only one dealer accounted for more than four percent (4.3%) of motor home unit sales.

The Company has sales agreements with dealers which are renewed on an annual or bi-annual basis. Many of the dealers are also engaged in other areas of business, including the sale of automobiles, and many dealers carry one or more competitive lines. The Company continues to place high emphasis on the capability of its dealers to provide complete service for its recreation vehicles. Dealers are obligated to provide full service for owners of the Company's recreation vehicles, or in lieu thereof, to secure such service at their own expense from other authorized firms.

At August 27, 1994, the Company had a staff of 34 people engaged in field sales and service to the motor home dealer organization.

The Company advertises and promotes its products through national RV magazines and cable TV networks and on a local basis through trade shows, television, radio and newspapers, primarily in connection with area dealers.

Substantially all sales of recreation vehicles to dealers are made on cash terms. Most dealers are financed on a "floor plan" basis under which a bank or finance company lends the dealer all, or substantially all, of the purchase price, collateralized by a lien upon, or title to, the merchandise purchased. Upon request of a lending institution financing a dealer's purchases of the Company's products, and after completion of a credit investigation of the dealer involved, the Company will execute a repurchase agreement. These agreements provide that, in the event of default by the dealer on the dealer's agreement to pay the lending institution, the Company will repurchase the financed merchandise. The agreements provide that the Company's liability will not exceed 100 percent of the invoice price and provide for periodic liability reductions based on the time since the date of the invoice. The Company's contingent liability on all repurchase agreements was approximately $118,954,000 and $101,445,000 at August 27, 1994 and August 28, 1993, respectively. Included in these contingent liabilities are approximately $36,231,000 and $27,758,000, respectively, of certain dealer receivables subject to recourse, (See Note 11 in the Company's Annual Report to Shareholders for the year ended August 27, 1994). The Company's contingent liability under repurchase agreements varies significantly from time to time, depending upon seasonal shipments, competition, dealer organization, gasoline supply and availability of bank financing.

Since fiscal 1984, the Company has made available to retail customers a retail financing program which provides loans with up to 15-year terms for motor home financing at favorable rates through participation with a financial institution. The Company, from time to time, offers retail financing incentives in the form of lower interest rates to attract customers to purchase motor homes.

COMPETITION

The recreation vehicle market is highly competitive, both as to price and quality of the product. The Company believes its principal marketing advantages are the quality of its products, its dealer organization, its warranty and service capability and its marketing techniques. The Company also believes that its prices are competitive with those of units of comparable size and quality.

The Company is a leading manufacturer of motor homes. For the 12 months ended August 31, 1994, RVIA reported factory shipments of 36,300 Class A motor homes and 16,900 Class C motor homes. Unit sales of such products by the Company for the last five fiscal years are shown elsewhere in this report. The Company is not a significant factor in the markets for its other recreation vehicle products and its non-recreation vehicle products and services, except for the markets serviced by Cycle-Sat, which is a major factor in the satellite courier and tape duplication business.

REGULATION, TRADEMARKS AND PATENTS

The plumbing, heating and electrical systems manufactured and installed in all of the Company's motor homes are manufactured and installed to meet National Fire Protection Association 501C (American National Standards Institute 119.2) as well as Federal Motor Vehicle Safety Standards applicable to motor homes. A variety of other federal and state regulations pertaining to safety in recreation vehicles have been adopted or are proposed from time to time. The Company believes that it is in compliance with all such existing regulations and while it is not able to predict what effect the adoption of any such future regulations will have on its business, it is confident of its ability to equal or exceed any reasonable safety standards.

The Company has several registered trademarks, including Winnebago, Itasca, Chieftain, Minnie Winnie, Brave, Passage, Sunrise, Adventurer, Spirit, Suncruiser, Sundancer, Sunflyer, Warrior, Elante', Vectra, Thermo-Panel and Thermo-Steel, .

RESEARCH AND DEVELOPMENT

During fiscal 1994, 1993 and 1992, the Company spent approximately $1,704,000, $1,077,000 and $1,820,000, respectively, on research and development activities. These activities involved the equivalent of 30, 17 and 34 full-time employees during fiscal 1994, 1993 and 1992, respectively. Figures for fiscal 1992 have been restated to exclude expenses for the discontinued Commercial Vehicle Division.

HUMAN RESOURCES

As of September 1, 1994, 1993 and 1992, the Company employed approximately 3,150, 2,770 and 2,530 persons, respectively. Of these, approximately 2,300, 2,090 and 1,820 persons, respectively, were engaged in manufacturing and shipping functions. None of the Company's employees are covered under a collective bargaining agreement.


ITEM 2.  Properties

The Company's manufacturing, maintenance and service operations are conducted in multi-building complexes, containing an aggregate of approximately 1,417,000 square feet in Forest City, Iowa. The Company also owns 698,000 square feet of warehouse facilities located in Forest City. The Company leases approximately 235,000 square feet of its unoccupied manufacturing facilities in Forest City to others. In fiscal 1989, the Company purchased a 308,000 square foot shopping mall on 30 acres in Temple, Texas. At August 27, 1994, a customer service facility operation occupied approximately 75,000 square feet of the mall and the Company had leased a majority of the remainder of the mall to various retail stores. The Company also leases a manufacturing facility and a storage facility in Hampton, Iowa (74,000 square feet and 10,000 square feet) and a manufacturing facility in Lorimor, Iowa (17,200 square feet). Leases on the above facilities expire at various dates, the earliest of which is March, 1996. In fiscal 1993, Winnebago Industries Europe GmbH purchased a distribution and service facility in Kirkel, Germany. The facility has approximately 16,700 square feet and is located on approximately six acres of land. The Company also owns a 14,400 square foot facility in Forest City which is leased to Cycle-Sat. The Company's facilities in Forest City are located on approximately 784 acres of land, all owned by the Company.

Most of the Company's buildings are of steel or steel and concrete construction and are fire resistant with high-pressure sprinkler systems, dust collector systems, automatic fire doors and alarm systems. The Company believes that its facilities and equipment are well maintained, in excellent condition, suitable for the purposes for which they are intended and adequate to meet the Company's needs for the foreseeable future.

ITEM 3.  Legal Proceedings

On April 23, 1991, the Federal Trade Commission ("FTC") issued to the Company Civil Investigative Demands to produce documents and answers to written interrogatories in connection with an investigation of whether the Company engaged in deceptive practices in selling approximately 7,800 diesel powered LeSharo and Phasar motor homes and Centauri and utility vans which were produced between 1983 and 1986. After narrowing the FTC's Civil Investigative Demands through a motion to quash and subsequent stipulated order, the Company produced responsive documents at its corporate offices in December, 1991 and January,
1992. The Company had no further contact with the FTC for approximately 26 months when the Company's FTC Counsel in Washington, D.C. received a letter dated March 22, 1994 from the FTC staff in which it was suggested that the FTC staff had concluded that the Company had engaged in violations of Section 5 of the FTC Act in connection with the marketing and sale of certain of the diesel and gasoline LeSharo and Phasar motor homes and Centauri and utility vans. The FTC staff letter also suggested a willingness to pursue consent negotiations with the Company or otherwise that the FTC staff would be preparing a recommendation to the commission that it issue a complaint against the Company seeking consumer redress and other equitable relief. Any recommendation made by the FTC staff would have to be approved by the Commission itself. If the FTC should decide to issue such a complaint, the Company believes it would have meritorious defenses to the same and further believes that the FTC would have several significant hurdles to overcome including the statute of limitations issues. Contemporaneously, the Company has contacted Regie Nationale Des Unises Renault, the manufacturer of a majority of the component parts under investigation by the FTC, relative to the most recent action taken by the FTC's staff.

In addition to the foregoing, the Company is involved in various legal proceedings which are ordinary routine litigation incident to its business, many of which are covered in whole or in part by insurance. Counsel for the Company based on his present knowledge of pending legal proceedings and after consultation with trial counsel, has advised the Company that, while the outcome of such litigation is uncertain, he is of the opinion that it is unlikely that these proceedings will result in any recovery which will materially exceed the Company's reserve for estimated losses. On the basis of such advice, Management is of the opinion that the pending legal proceedings will not have any material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 4.  Submission of Matters to a Vote of Security Holders

Not Applicable.

Executive Officers of the Registrant

    NAME                                   OFFICE (YEAR FIRST ELECTED AN OFFICER)                                           AGE
John K. Hanson +                        Chairman of the Board (1958)                                                         81
Fred G. Dohrmann +                      President & Chief Executive Officer (1989)                                           62
Raymond M. Beebe                        Vice President, General Counsel & Secretary (1974)                                   52
Edwin F. Barker                         Vice President, Controller & Chief Financial Officer (1980)                          47
Jerome V. Clouse                        Vice President, Treasurer & International Development (1980)                         51
Sharon L. Hansen                        Vice President, Administration (1989)                                                57
Bruce D. Hertzke                        Vice President, Operations (1989)                                                    43
Paul D. Hanson                          Vice President, Strategic Planning (1993)                                            48
James P. Jaskoviak                      Vice President, Sales and Marketing (1994)                                           42


 +  Director

                                    PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

Reference is made to information concerning the market for the Company's common stock and related stockholder matters on page 14 and the inside back cover of the Company's Annual Report to Shareholders for the year ended August 27, 1994, which information is incorporated by reference herein. The Company has not paid any dividends during fiscal years 1994, 1993 or 1992 but in October, 1994, the board declared a $.10 per common share dividend to shareholders of record as of December 5, 1994.

ITEM 6.   Selected Financial Data

Reference is made to the information included under the caption "Selected Financial Data" on page 10 of the Company's Annual Report to Shareholders for the year ended August 27, 1994, which information is incorporated by reference herein.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11 through 13 of the Company's Annual Report to Shareholders for the year ended August 27, 1994, which information is incorporated by reference herein.

ITEM 8.   Financial Statements and Supplementary Data

The consolidated financial statements of the Company and the report of the independent accountants which appear on pages 15 through 32, and the supplementary data under "Interim Financial Information (Unaudited)" on page 10 of the Company's Annual Report to Shareholders for the year ended August 27, 1994, are incorporated by reference herein.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

Reference is made to the information included under the caption "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 14, 1994, which information is incorporated by reference herein.

Officers are elected annually by the Board of Directors. All of the foregoing officers have been employed by the Company as officers or in other responsible positions for at least the last five years.

The only executive officers of the Company who are related are John K. Hanson and Paul D. Hanson. Paul D. Hanson is the son of John K. Hanson.

ITEM 11.  Executive Compensation

Reference is made to the information included under the caption "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 14, 1994, which information is incorporated by reference herein.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

Reference is made to the share ownership information included under the caption "Voting Securities and Principal Holders Thereof" in the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 14, 1994, which information is incorporated by reference herein.

ITEM 13.  Certain Relationships and Related Transactions

Reference is made to the information included under the caption "Certain Transactions with Management" in the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 14, 1994, which information is incorporated by reference herein.

                                    PART IV

ITEM 14. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K

(a) 1. The consolidated financial statements of the Company are incorporated by reference in ITEM 8 and an index to financial statements appears on page 13 of this report.

     2. Consolidated Financial Statement Schedules Winnebago Industries, Inc. and Subsidiaries
                                                                           Page
            Report of Independent Public Accountants on
             Supplemental Financial Schedules                                 14

     V.     Property and Equipment                                            15

    VI.     Accumulated Depreciation of Property and Equipment                16

  VIII.     Valuation and Qualifying Accounts                                 17

    IX.     Short-Term Borrowings                                             18

            All schedules, other than those indicated above, are omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto.

(a)  3. Exhibits

        See Exhibit Index on page 19.

(b)     Reports on Form 8-K

        No reports on Form 8-K have been filed during the last quarter of the period covered by this report.


                                  UNDERTAKING

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 2-40316 (which became effective on or about June 10, 1971), 2-73221 (which became effective on or about August 5, 1981), 2-82109 (which became effective on or about March 15, 1983), 33-21757 (which became effective on or about May 31,
1988), and 33-59930 (which became effective on or about March 24, 1993):

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnifi-cation by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.


                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      WINNEBAGO INDUSTRIES, INC.


                                                      By   /s/ John K. Hanson
                                                           Chairman of the Board


Date:    November 16, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 16, 1994, by the following persons on behalf of the Registrant and in the capacities indicated.

   SIGNATURE                              TITLE


John K. Hanson           Chairman of the Board and Director
Fred G. Dohrmann         President, Chief Executive Officer and Director
Edwin F. Barker          Vice President, Controller and Chief Financial Officer
Gerald E. Boman          Director
Keith D. Elwick          Director
David G. Croonquist      Director
Joseph M. Shuster        Director
Frederick M. Zimmerman   Director
Francis L. Zrostlik      Director




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


  WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES          *Page

  Independent Auditors' Report                           32
  Consolidated Balance Sheets                         16 - 17
  Consolidated Statements of Operations                  15
  Consolidated Statements of Changes in
   Stockholders' Equity                                  19
  Consolidated Statements of Cash Flows                  18
  Notes to Consolidated Financial Statements           20 - 31



* Refers to respective pages in the Company's 1994 Annual Report to Shareholders, a copy of which is attached hereto, which pages are incorporated herein by reference.



INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Winnebago Industries, Inc.
Forest City, Iowa


We have audited the consolidated financial statements of Winnebago Industries, Inc. and subsidiaries (the Company) as of August 27, 1994 and August 28, 1993 and for each of the three years in the period ended August 27, 1994 and have issued our report thereon dated October 21, 1994 which report includes an explanatory paragraph as the Company changed its method of accounting due to required new accounting standards for individual deferred compensation contracts during the year ended August 29, 1992, changed its method of accounting for income taxes during the year ended August 28, 1993, and changed its method of accounting for postretirement health care and other benefits during the year ended August 27, 1994; such consolidated financial statements and report are included in your fiscal 1994 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of Winnebago Industries, Inc. and subsidiaries, listed in
Item 14(a) 2. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP


Minneapolis, Minnesota
October 21, 1994




                  WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES

                      SCHEDULE V -- PROPERTY AND EQUIPMENT





                                                                            (Dollars in thousands)
              Column A                      Column B          Column C           Column D             Column E           Column F
                                           Balance at
                                          Beginning of      Additions at                                                  Balance at
           Classifications                   Period             Cost            Retirements          Transfers         End of Period


Year Ended August 27, 1994:
     Land                                     $   2,153          $  - - -             $    28             $   (586)        $   1,539
     Buildings                                   38,373             1,922                   3                  613            40,905
     Machinery and equipment                     72,505             6,597               3,936                  (27)           75,139
     Transportation equipment                     5,609             3,458               1,082                - - -             7,985
                                              $ 118,640          $ 11,977             $ 5,049              $ - - -         $ 125,568

Year Ended August 28, 1993:
     Land                                     $   1,273          $    920             $    40              $ - - -         $   2,153
     Buildings                                   38,591               522                 740                - - -            38,373
     Machinery and equipment                     70,257             5,943               3,627                  (68)           72,505
     Transportation equipment                     5,525               286                 304                  102             5,609
                                              $ 115,646          $  7,671             $ 4,711                 $ 34         $ 118,640

Year Ended August 29, 1992:
     Land                                     $   1,278          $  - - -             $     5              $ - - -         $   1,273
     Buildings                                   40,164               377               1,950                - - -            38,591
     Machinery and equipment                     70,305             2,716               2,764                - - -            70,257
     Transportation equipment                     5,445               414                 398                   64             5,525
                                              $ 117,192          $  3,507             $ 5,117              $    64         $ 115,646



Depreciation of property and equipment is computed by the straight-line method on the cost of the assets, less allowance for salvage value where appropriate, at rates based upon their estimated service lives. The estimated service lives used in the above schedule are buildings 10-45 years, machinery and equipment 3-10 years and transportation equipment 3-6 years.








                  WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES

       SCHEDULE VI -- ACCUMULATED DEPRECIATION OF PROPERTY AND EQUIPMENT






                                                                           (Dollars in thousands)
               Column                           Column             Column         Column             Column             Column
                 A                                B                   C              D                  E                  F
                                                                  Additions
                                              Balance at         Charged to                                           Balance at
                                               Beginning           Cost and                                               End of
                                               of Period           Expenses      Retirements         Transfers            Period
          Classifications


Year Ended August 27, 1994:
     Buildings                                  $ 20,174            $ 1,454          $ - - -            $- - -          $ 21,628
     Machinery and equipment                      56,994              5,834            3,939             - - -            58,889
     Transportation equipment                      3,844                460              851             - - -             3,453
                                                $ 81,012            $ 7,748          $ 4,790            $- - -          $ 83,970


Year Ended August 28, 1993:
     Buildings                                  $ 19,067            $ 1,531            $ 424            $- - -          $ 20,174
     Machinery and equipment                      54,777              5,882            3,728                63            56,994
     Transportation equipment                      3,747                354              257             - - -             3,844
                                                $ 77,591            $ 7,767          $ 4,409            $   63          $ 81,012

Year Ended August 29, 1992:
     Buildings                                  $ 19,341            $ 1,677          $ 1,951            $- - -          $ 19,067
     Machinery and equipment                      51,113              6,105            2,441             - - -            54,777
     Transportation equipment                      3,773                316              342             - - -             3,747
                                                $ 74,227            $ 8,098          $ 4,734            $- - -          $ 77,591

                  WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS



                                                                            (Dollars in thousands)
               Column                       Column                  Column                   Column         Column         Column
                 A                            B                        C                       D              E              F
                                                                   Additions
                                           Balance at      Charged to                                                        Balance
                                            Beginning        Cost and       Bad Debts       Deductions                       at End
       Period and Description               of Period        Expenses     Re-coveries      Charge-Offs         Other*      of Period
Year Ended August 27, 1994:
     Allowance for doubtful
          accounts receivable                   2,798            (443)          - - -              260            (550)        1,545
     Allowance for doubtful
          dealer receivables                      290             (40)             29            - - -           - - -           279
     Allowance for excess and
          obsolete inventory                      939            1,051          - - -              620           - - -         1,370
     Allowance for doubtful
          notes receivable                      1,362              122            210              220             550         2,024


Year Ended August 28, 1993:
     Allowance for doubtful
          accounts receivable                 $ 1,146            $ 540         $    1            $ 273         $ 1,384       $ 2,798
     Allowance for doubtful
          dealer receivables                    - - -              113              3              143             317           290
     Allowance for excess and
          obsolete inventory                    1,562              777          - - -            1,400           - - -           939
     Allowance for doubtful
          notes receivable                      1,427              843          - - -              232            (676)        1,362


Year Ended August 29, 1992:
     Allowance for doubtful
          accounts receivable                     998              756             12              120            (500)        1,146
     Allowance for excess and
          obsolete inventory                    1,450            1,432          - - -            1,320           - - -         1,562
     Allowance for finished
          goods valuation                         268            - - -          - - -              268           - - -         - - -
     Allowance for doubtful
          notes receivable                        771              156          - - -            - - -             500         1,427


* Includes transfers of reserves from doubtful dealer receivables to doubtful accounts and from doubtful accounts to long-term notes receivable.







                  WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES

                      SCHEDULE IX -- SHORT-TERM BORROWINGS





                                                                            (Dollars in thousands)
              Column A                       Column B         Column C           Column D             Column E           Column F
                                                                                                                           Weighted
                                                                               Maximum Amount       Average Amount          Average
                                                               Weighted           Outstanding          Outstanding         Interest
  Period and Category of Aggregate            Balance at        Average            during the           during the      Rate during
        Short-Term Borrowings              End of Period   Interest Rate               Period               Period (1)   the Period
                                                                                                                            (2)


Year Ended August 27, 1994:
     NationsCredit                               $ - - -           - - -%             $ 7,000                $ 951              6.1%
     Firstar Bank                                  2,300             9.0%               2,300                1,030              8.4%


Year Ended August 28, 1993:
     NationsCredit                                 - - -           - - -%              10,500                3,937              7.1%


Year Ended August 29, 1992:
     ITT                                           - - -           - - -%               2,509                   96             10.7%
     Chrysler First                                - - -           - - -%               3,000                  173              6.7%


(1)   Total of daily outstanding principal balances divided by days in the year.

(2)    Actual interest divided by the average amount outstanding.

                                 EXHIBIT INDEX


3a. Articles of Incorporation previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 27, 1988, and incorporated by reference herein.

3b.  Amended Bylaws of the Registrant.

4a. Amendment to Inventory Floor Plan Financing Agreement between Winnebago Industries, Inc. and NationsCredit Corporation.

4b. Financing and Security Agreement dated March 26, 1992, between Winnebago Industries, Inc. and NationsCredit Corporation (formerly Chrysler First Commercial Corporation) previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 29, 1992 and amended on the Registrant's Quarterly Reports on Form 10-Q for the quarters ended May 29, 1993 and February 26, 1994, and incorporated by reference herein.

4c. Line of Credit Agreement dated February 24, 1994, among Winnebago Industries, Inc., Cycle-Sat and Firstar Bank Cedar Rapids previously filed with the Registrant's quarterly report on Form 10-Q for the quarter ended February 26, 1994, and incorporated by referenced herein.

10a. Winnebago Industries, Inc. Stock Option Plan for Outside Directors previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 29, 1992, and incorporated by reference herein.

10b. Winnebago Industries, Inc. Deferred Compensation Plan previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 2, 1991, and incorporated by reference herein.

10c. Winnebago Industries, Inc. Profit Sharing and Deferred Saving Investment
     Plan previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1985 and incorporated by reference herein.

10d. Winnebago Industries, Inc. Book Unit Rights Plan previously filed with the
     Registrant's Annual Report on Form 10-K for the fiscal year ended August 29, 1987, and incorporated by reference herein.

10e. Winnebago Industries, Inc. 1987 Non-Qualified Stock Option Plan previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 29, 1987, and incorporated by reference herein.

10f. Winnebago Industries, Inc. RV Incentive Compensation Plan.

13. Winnebago Industries, Inc. Annual Report to Shareholders for the year ended August 27, 1994.

21.  List of Subsidiaries.

23.  Consent of Independent Accountants.








                                    BY-LAWS
                                       OF
                           WINNEBAGO INDUSTRIES, INC.

                                   AS AMENDED



                               ARTICLE I. OFFICES

     The principal office of the Corporation in the State of Iowa, shall be located in the City of Forest City, County of Winnebago, State of Iowa.

     The Corporation may have such other offices, either within or without of the State of Iowa, as the Board of Directors may designate or as the business of the Corporation may require from time to time.

                            ARTICLE II. SHAREHOLDERS

Section 1. Annual Meeting

     The Annual Meeting of the Shareholders shall be held on a date in the month of December of each year, commencing with the December, 1987 meeting, to be annually set by the Board of Directors with written notice thereof to be given not less than ten (10) days prior thereto by the Secretary, to be held in Forest City, Iowa, at such place as may be designated by the Board of Directors, for the purpose of electing directors and for the transaction of such other business as may come before the meeting.

                        ARTICLE III. BOARD OF DIRECTORS

Section 1. General Powers

     The business and affairs of this Corporation shall be managed by its Board of Directors.

Section 2. Number, Tenure and Qualifications

     The number of directors constituting the Board of Directors of the Corporation shall be eight (8) until increased or decreased by proper amendment hereto. Each director shall hold office until the next annual meeting of the shareholders and until his successor shall have been elected and qualified. Directors need not be residents of the State of Iowa nor shareholders of the Corporation.

Section 3. Regular Meetings

     The regular meeting of the Board of Directors shall be held, without other notice than these by-laws, immediately after, and at the same place as, the Annual Meeting of the Shareholders. The Board of Directors may provide, by resolution, the time and place, either within or without the State of Iowa, for the holding of additional regular meetings without other notice than such resolution.

Section 4. Special Meetings

     Special meetings of the Board of Directors may be called by or at the request of the President or any one director. The persons or person authorized to call special meetings of the Board of Directors may fix the time for holding any special meetings of the Board of Directors so called, but the place shall be the same as the regular meeting place unless another place is unanimously agreed upon at the time and ratified by appropriate resolution.


Section 5. Notice of Meeting

     Notice of any special meeting of the Board of Directors shall be given at least five (5) days previously thereto by written notice delivered personally or mailed to each director at his business address, or by telegram. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail so addressed, with sufficient postage thereon prepaid. If notice be given by telegram, such notice shall be deemed to be delivered when the telegram is delivered to the telegraph company; any director may waive notice of any meeting. The attendance of a director at a meeting shall constitute a waiver of notice of such meeting, except where a director attends a meeting for the expressed purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of any regular or special meeting of the Board of Directors need be specified in the notice or waiver of notice of such meeting.

Section 6. Committees

     The Board of Directors may, by resolution adopted by a majority of the whole board, designate from among its members an Executive Committee and one or more other committees. Any such committee, to the extent provided in the resolution, shall have and may exercise all the authority of the Board of Directors; provided, however, that no such committee shall have such authority in reference to any matter for which such authority is specifically reserved to the full Board of Directors by the terms of the Iowa Business Corporation Act, as amended. Each such committee shall keep regular minutes of its meetings and report the same to the Board of Directors when required.

                              ARTICLE IV. OFFICERS

Section 1. Number

     The officers of the Corporation shall be a President, Vice President, a Secretary and a Treasurer. Such other officers, assistant officers and acting officers as may be deemed necessary, may be elected or appointed by the Board of Directors. Any two or more offices may be held by the same person if so nominated and elected.

Section 2. Election and Term of Office

     The officers of the Corporation to be elected by the Board of Directors shall be elected annually by the Board of Directors at the first meeting of the Board of Directors held after each annual meeting of the shareholders. If the election of officers shall not be held at such meeting, such election shall be held as soon thereafter as conveniently may be. The officers of the Corporation shall hold office until their successors are chosen and qualify or until their death or resignation. Any officer elected by the Board of Directors may be removed at any time by the affirmative vote of a majority of the Board of Directors in office. Any vacancy occurring in any office in the Corporation shall be filled by the Board of Directors.

                             ARTICLE V. FISCAL YEAR

     The fiscal year of this Corporation shall begin on the 1st day of September and end on the last day of August, in each year.

                             ARTICLE VI. AMENDMENTS

     These by-laws may be altered, amended or repealed and new by-laws may be adopted by the Board of Directors at any regular or special meeting of the Board of Directors.

                RESTATED INVENTORY FLOOR-PLAN FINANCE AGREEMENT


     THIS RESTATED INVENTORY FLOOR-PLAN FINANCE AGREEMENT is made and entered into this 27th day of October , 1994, between WINNEBAGO INDUSTRIES, INC., an Iowa corporation, with its principal place of business at 605 West Crystal Lake Road, Forest City, Iowa 50436 ("Client"), and NATIONSCREDIT COMMERCIAL CORPORATION, a North Carolina corporation, assignee of Chrysler First Commercial Corporation and Winnebago Acceptance Corporation, a North Carolina corporation, with their principal place of business at 1105 Hamilton Street, Allentown, Pennsylvania 18101 (collectively referred to as "NationsCredit").

                                    RECITALS

     A. Client manufactures motorized recreational vehicles under various brand names, including but not limited to "Winnebago", "Itasca", "Vectra", "Luxor", and "Rialta" ("Product").

     B. Client and Chrysler First Commercial Corporation ("Chrysler First") entered into a Finance Agreement dated March 26, 1992 (the "Finance Agreement"), pursuant to which Chrysler First and/or a wholly-owned subsidiary thereof agreed to provide financing and other credit services to Dealers of Client approved by NationsCredit and advance money to Client for the sale of new recreation vehicles manufactured by Client;

     C. As part of the sale of substantially all of the assets of Chrysler First to NationsCredit Corporation on February 1, 1993, NationsCredit succeeded to the rights and assumed the obligations of Chrysler First under the terms of the Finance Agreement;

     D. NationsCredit through one or more wholly-owned subsidiaries is agreeable to continue providing such financing and other credit services to Client pursuant to the terms and conditions set forth in the Inventory Floor Plan Finance Agreement as amended and restated herein;

     NOW THEREFORE, in consideration of the mutual covenants contained herein and intending to be legally bound, Client and NationsCredit hereby amend and restate the Agreement as follows:

     1.  DEFINITIONS

         (a) "Accounting Month" shall mean the period from the last Friday of a calendar month to and including the last Thursday of the following calendar month. If a calendar month ends on Thursday, then the accounting month for the next successive period shall be from the first Friday of a calendar month to and including the last Thursday of the same calendar month.

         (b) "Agreement" shall mean this Restated Inventory Floor-Plan Finance Agreement.

         (c) "Dealer" shall mean any Dealer of Client who is recommended to NationsCredit by Client in writing for financing (by NationsCredit) of purchases of Eligible Products and who is approved and accepted by NationsCredit for such financing. To be approved by NationsCredit for financing of used Product, a Dealer must be a (i) seller of Client's Product and (ii) have an approved line of credit for the purchase of new Product, which line has been utilized for such Purchases.

         (d) "Eligible Products" shall mean (i) new Product purchased by a Dealer from Client for resale to retail customers and for which Client receives payment from NationsCredit, (ii) new Product purchased by a Dealer from Client for rental to customers and for which Client receives payment from NationsCredit, or (iii) used Product acquired by a Dealer as trades on the purchase of new Product which are to be held in Dealer's inventory for future resale and not for rental or lease.

        (e) "Finance Transactions" shall mean the obligations of Dealers to repay NationsCredit (i) for advances of money made by NationsCredit to Client on behalf of Dealers for the financing of sales of Eligible Products by Client to its Dealers, and (ii) advances of money made by NationsCredit to qualified Dealers for the acquisition of used Eligible Product by a Dealer from a retail customer which are acquired as trades upon the purchase by the customer of new Eligible Product. Unless otherwise indicated, the term Finance Transactions shall include Rental Transactions.

         (f) "Loan Agreement" means the Financing and Security Agreement dated March 26. 1992. between Client and NationsCredit.

         (g) "Loss" or "Losses" shall mean any unpaid principal amounts owing to NationsCredit, plus accrued and unpaid charges, on any Finance Transaction in default because the Eligible Products are not found in the possession of the defaulting Dealer or, in the case of Rental Transactions, because the Finance Transactions are in default in their repayment schedule or are "sold and unpaid".

         (h) "Prime Rate" shall be the Prime Rate as announced by NationsBank of North Carolina N.A. on the last day of an Accounting Month effective for outstanding balances in the successive Accounting Month. When a change in the Prime Rate is announced, a change will take effect as of the first day of the successive Accounting Month. The new Prime Rate will apply to new advances as well as to existing balances from the first day of the Accounting Month in which the new Prime Rate is effective.

         (i) "Rental Transactions" shall mean those Finance Transactions where the Dealer's obligation to repay NationsCredit is for new Eligible Products intended to be rented to retail customers.

2.   COMPENSATION OF NATIONSCREDIT

         (a) Finance charges to Client and Dealers, terms of payment by Client and Dealers and all other terms with respect to all Finance Transactions shall be as agreed upon from time to time by NationsCredit and Client.
Beginning rates, terms and fees shall be as follows:

             (i) NationsCredit will receive Prime Rate minus 2.00% per annum computed on the average daily outstanding balances due NationsCredit on Finance Transactions for new Eligible Product that are not Rental Transactions.

             (ii) A monthly service fee, in an amount equal to 3.5% per annum (calculated on a 30-day period) computed upon the average daily outstanding balances in any month due NationsCredit from Dealers under the Finance Program. The average daily outstanding balances shall be arrived at by computing the daily outstanding balances adding each day's balance for any given accounting month and dividing the sum by the number of days in that accounting month.

             (iii) All charges shall be billed monthly to the Client and/or Dealers and payable upon receipt on the basis of a 360 day year for the actual number of days elapsed. Monthly charges shall be calculated by multiplying the corresponding daily rate by the number of days in the Accounting Month, multiplying the resulting product by the average daily balance of all Finance Transactions. The average daily balance shall be computed by adding the ending balance for each day in the Accounting Month and dividing the sum by the number of days in that Accounting Month.

             (iv)   Notwithstanding   changes   in  the  Prime  Rate  which  may
                    fluctuate from time to time, the minimum Prime Rate to be used in calculating charges shall be 6.5% per annum.

         (c)  Client  will  pay to  NationsCredit  a fee of  Forty-five  Dollars
($45.00) for each Dealer visited by a NationsCredit representative for the purpose of obtaining signed documents pursuant to 3(b) of this Agreement. This fee may be increased from time to time at the sole discretion of NationsCredit.

3.   NATIONSCREDIT'S OBLIGATIONS

         (a) NationsCredit agrees to finance the purchase of Eligible Products by Dealers .

         (b) NationsCredit will supply to Client a security agreement in substantially the form attached hereto as Exhibit A and all other forms required to be signed by Dealers prior to NationsCredit's entering into any Finance Transactions. If used Eligible Product is to be financed for the Dealer, the security agreement will be in substantially the form of Exhibit B attached hereto. Upon the agreement of the parties, NationsCredit will attempt to obtain from Dealers a signed security agreement and all other forms required to be signed by Dealers in consideration of the payment of the fees set forth in paragraph 2(c).

         (c) NationsCredit agrees to review the recommendation of Client for approval of any dealer proposed by Client for financing by NationsCredit of Eligible Products. NationsCredit shall have the ultimate right to approve or disapprove any such recommendations, to determine and establish credit lines and limits for any proposed dealer and to terminate or reduce any previously approved credit line for any Dealer without in any way diminishing the liability of Client for Losses or to repurchase Eligible Products.

         (d) NationsCredit will promptly advance funds by wire transfer to Client on behalf of any Dealer in an amount equal to the net invoice price of each unit of new Eligible Product(s) shown on copies of invoices submitted to it; provided, however, that NationsCredit may deduct from the proceeds of those advances any amounts owing to it by Client pursuant to this Agreement, the Loan Agreement between NationsCredit and Client, or any other agreement between the parties.

              NationsCredit will advance funds to Dealers and/or to any lien holders on the Dealers behalf for the purchase of used Eligible Product upon receipt from the Dealer of a request for an advance in writing with such information and representations as shall be required by NationsCredit.

         (e) NationsCredit will provide the following administrative, accounting and information services for Client in connection with all Finance Transactions.

             (i)    Accounting

                    Establish accounting records for each Dealer to record all sales made by Client to that Dealer pursuant to the Finance Program, payments made by Dealer on its purchases under the Finance Program, and other appropriate debits and credits; and, generally, keeping those data records necessary to service the Finance Program.

             (ii)   Billing

                    Mail or deliver to each Dealer a statement reflecting debits and credits on the Dealer's account promptly following the first business day of each Accounting Month, and such other statements as required from time to time to reflect any payment then due or to become due on that account.

             (iii)  Reports

                    Produce reports for each Dealer as it generates in the normal course of conducting its business for service only clients and which are being produced currently by NationsCredit's data processing system ("NationsCredit's System").

             (iv) Provide access to its host computer so that Client can have access to all of the information regarding all Dealer accounts at the same time such information is available to NationsCredit provided Client bears all out-of-pocket costs.

         (f) NationsCredit will use reasonable efforts to collect outstanding Finance Transactions. Those efforts shall consist of sending notices and making demands for payment upon Dealers as NationsCredit shall determine to be necessary in its discretion. NationsCredit shall not be required, prior to making demand upon Client for payment of Losses, nor as a condition to Client's liability, to commence litigation for the collection of any Finance Transactions outstanding with any Dealer in default or to enforce or attempt to enforce any rights it may have as a secured creditor holding a security interest in Eligible Products, its proceeds or any other collateral.

         (g) NationsCredit shall not be required to repossess or attempt to repossess any Eligible Products, proceeds or other collateral constituting security for Finance Transactions, but NationsCredit will, at the request of Client, proceed with the Client to repossess or attempt to repossess by providing personnel or other facilities whenever it is in a position to do so.

         (h) NationsCredit will commence in its name proceedings to obtain possession of Eligible Products by replevin or similar litigation upon the request of Client whenever a repossession of Eligible Products is not possible to be made peaceably.

         (i) NationsCredit will take all steps necessary in order to perfect its security interest in new Eligible Products, including searching to ascertain whether any Dealer had previously granted a security interest in the Eligible Products to third persons, notifying the holders of any such security interests of NationsCredit's intention to take a purchase money security interest in Eligible Products, filing of financing statements covering the Eligible Products where required and notifying the Client that it may then ship new Eligible Product to its Dealer. In the State of Louisiana, NationsCredit will take all steps necessary to obtain a security interest in or lien upon new Eligible Products provided, however, NationsCredit will not obtain a first purchase more security interest requiring notification to prior filed parties or subordinations by prior filed collateral chattel mortgagees unless it may agree to do so, in writing, separate and apart from this Agreement. NationsCredit makes no warranties or representations that it will prevail in the enforcement of a security interest in Eligible Products which are the subject of the Rental Transactions or used Eligible Product which is the subject of a Finance
Transaction. For the purposes of this subsection, NationsCredit shall be entitled to rely on the accuracy and completeness of all information concerning any Dealer submitted by Client to NationsCredit.

Prior to advancing on used Eligible Product, NationsCredit will obtain termination or subordination of any prior filed financing statements with a collateral description which would include used Eligible Product. NationsCredit will attempt to obtain the certificate of title for each unit of used Eligible Product which may show as owner either the Dealer's customers from whom the unit was purchased as a trade, or the Dealer, with all liens released. NationsCredit will not be required to determine whether the Dealer has complied with any state certificate of title laws necessary to have a valid title issued.

         (j) NationsCredit will make or cause to be made a physical inspection of Eligible Products constituting inventory of each Dealer with whom it shall have outstanding Finance Transactions including but not limited to, Eligible Product which is the subject of a Rental Transaction and which is on Dealer's premises. Inspections shall be once each thirty (30) days plus a grace period of fifteen (15) days, but in any event not less than ten (10) times per year. NationsCredit's duties shall consist of verifying the physical presence at the location of Dealer of all items of Eligible Products included in any outstanding Finance Transactions, and if any items are not present, demanding payment for them from the Dealer. NationsCredit may, but shall not be required, to inspect the Dealer's business records or to otherwise determine or verify the status of any item of Eligible Product if it is present on the Dealer's premises. NationsCredit will not perform the inventory inspection services for Dealers located in Alaska and Hawaii; however, NationsCredit will arrange for inspection by a third party contractor with all costs of such inspection services reimbursed by Client. Client agrees to waive any claim against NationsCredit arising out of the inspection services performed by the third party contractor.

In the case of new Eligible Product that was acquired by Client's Dealer for rental or was converted into a Rental Transaction, and such item is not present on the Dealer's premises at the time of an inventory inspection, NationsCredit may, but shall not be required to, obtain a copy of the rental agreement entered into between the Dealer and its customer for that Product. NationsCredit shall have no obligation whatsoever to determine the genuineness or validity of any rental agreement.

         (k) NationsCredit will monitor the insurance coverage to assure that personal property insurance is being maintained on the Eligible Product by Dealers and that no lapses occur; if lapses occur, NationsCredit may, but shall not be required, to obtain insurance coverage for such premiums to the Dealer as may be required. In the event that these premiums are not paid by the Dealer, NationsCredit will notify Client of the Dealer's default. Client agrees that any accrued and unpaid premiums shall be the responsibility of Client pursuant to
Section 5.

          (I)  NationsCredit agrees to finance Rental Transactions as follows:

               (i) The invoices submitted for new Eligible Product intended to be rented to a retail customer must be noted as "rental" and the Rental Transaction is to be repayable in twelve (12) substantially equal and consecutive monthly installments of principal plus interest, after which period any remaining principal balance and accrued and unpaid charges shall be immediately due and payable in full.

               (ii) A Rental Transaction will mature and any remaining principal balance, accrued interest, and charges will be immediately due and payable in full upon (1) the sale of the Eligible Product which is the subject of the Rental Transaction; or
                    (2) upon NationsCredit's physical verification that the mileage of the Eligible Product has reached 25,000 miles, or

               (iii)At the election of the Dealer and with the prior approval of
                    NationsCredit, a Finance Transaction for new Eligible Product may be converted into a Rental Transaction upon (1) written notification by Dealer to NationsCredit of Dealer's intent to convert new Eligible Product to a Rental Transaction; and (2) delivery of the Certificate of Title showing NationsCredit as the first lienholder on the Eligible Product; and (3) delivery of evidence of liability insurance with respect to rental of the Eligible Product to a customer. NationsCredit will not be required to determine whether the Dealer has complied with any state certificate of title laws necessary to have a valid title issued or state insurance laws necessary to have required insurance coverage. Upon rental the Dealer shall pay for the same in accordance with the terms of Rental Transactions which are contained herein. Once converted, the Rental Transaction may not revert to a Finance Transaction which is not a Rental Transaction. To evidence the conversion of a Finance Transaction to a Rental Transaction, NationsCredit and Client shall require the Dealer promptly to send any rental agreements entered into by them with customers to the NationsCredit service location as designated by NationsCredit. In the event any Dealer fails to do so, and it is discovered by NationsCredit at the time of its next physical inspection of that Dealer's inventory that any unit of Eligible Product is missing and has not been paid for, and for which NationsCredit has not theretofore received a rental agreement covering the same, payment therefor shall be due in full. The only form of rental agreement which shall be considered acceptable by NationsCredit for the purpose of this paragraph shall be agreed upon in writing by Client and NationsCredit and shall be the only form so considered acceptable.

4.   OBLIGATIONS OF CLIENT

     (a) Client shall submit its recommendation to NationsCredit for credit lines to be approved or disapproved by NationsCredit for proposed Dealers whom Client wishes NationsCredit to finance. As part of those recommendations, Client will submit credit information and history, financial statements, and any other information NationsCredit shall require for its review.

     (b) With respect to any shipment of new Eligible Products to any Dealer that Client wishes to become the subject of a Finance Transaction, Client shall send a copy of the invoice(s) representing such shipment(s) to NationsCredit, which invoice(s) shall contain the model, serial number and total purchase price to the Dealer for each unit of new Eligible Products. In addition to the foregoing information, if new Eligible Products are to become the subject of a Rental Transaction, the invoice copy sent to NationsCredit shall be noted "Rental" and shall include a statement of the terms of payment due by Dealers. If used Eligible Product is to be the subject of a Finance Transaction, Client agrees that the terms of the financing including the advance amount and the rates of charges, shall be determined by NationsCredit in its sole discretion.

     (c) Client shall submit to NationsCredit a Security Agreement properly signed by the Dealer in the form attached hereto as Exhibit "A" or "B" and such other documents as NationsCredit may require unless NationsCredit agrees to obtain such pursuant to paragraph 3(b).

     (d) It shall be Client's obligation to repossess any Eligible Products found in the possession of a defaulting Dealer and be responsible for its resale or disposition, until its repurchase from NationsCredit as provided in Section
5. Client agrees that it acts as NationsCredit's agent or as its bailee in arranging for repossession, storage, repair, shipment, or acting in any way with respect to the Eligible Product.

     (e) As to any items of Eligible Product which NationsCredit repossesses or otherwise for any reason acts to protect a security interest in Eligible Product against third parties, Client will pay to NationsCredit any out-of-pocket expenses NationsCredit incurs in repossessing or protecting such claim, including but not limited to handling, moving and storage expenses, reasonable attorney's fees and court costs.

     (f) Client agrees to pay all NationsCredit's filing and recording fees, attorney's fees and costs which relate to the perfection of a first purchase money security interest in Louisiana on Eligible Product; and all taxes or stamps for recording purposes wherever required.

     (g) Client will communicate to Dealers all rates and terms that have been agreed upon from time to time between NationsCredit and Client and shall be responsible to obtain from Dealers their agreement to pay the same.

     (h) Client agrees that as long as there are any Finance Transactions outstanding, it will furnish NationsCredit:

          (i) Annual Report. Within one hundred twenty (120) days after the close of each fiscal year end of the Client, a copy of an annual audit report of the Client, prepared on a consolidated basis and in conformity with generally accepted accounting principles applied on a consistent basis, and duly certified by independent certified public accountants of recognized standing.

          (ii) Interim Reports. Within forty-five (45) days after each quarter, except the last quarter of each fiscal year of the Client, a copy of an unaudited financial statement of the Client, prepared in the same manner as the audit report referred to above and consisting of at least a balance sheet as of the close of that quarter and statements of earnings and their source and the application of funds for that quarter and for the period from the beginning of that fiscal year to the close of that quarter.

     (i) Client agrees to change the name of its subsidiary "Winnebago Acceptance Corporation" so that the name becomes available for use by NationsCredit where required. Client authorizes NationsCredit to use the name "Winnebago" for purposes of executing its obligations under this Agreement, and authorizes its continued use by NationsCredit until all transactions and obligations under the Agreement are satisfied by Client.

5.   LIABILITY OF CLIENT

     (a) Following the default of any Dealer in the payment of any Finance Transaction, Client will repurchase from NationsCredit any Eligible Products found in the possession of the defaulting Dealer for an amount equal to the unpaid principal balance, plus all accrued and unpaid charges and insurance premiums owing on the related Finance Transactions. There shall be no limit to this repurchase obligation.

     (b) All Finance Transactions entered into by NationsCredit shall be with full recourse to Client so that following the default of any Dealer in payment of any amounts required to be paid by the Dealer, and following reasonable efforts by NationsCredit to collect same without having to resort to litigation, Client shall pay to NationsCredit on demand all Losses of NationsCredit.

     (c) In the event that NationsCredit files an action against a Dealer or any other party (other than the Client) which may be directly or contingently liable for payment of the Finance Transaction, Client will pay all of NationsCredit's out-of-pocket expenses, fees and costs incurred. If NationsCredit is made a party to any action brought by a third party against the Client, Client will defend NationsCredit and hold it harmless from any judgment, claim or expense which it might suffer as a result of the action (unless such judgment, claim or expense is determined to be due to NationsCredit's failure to perform its duties and responsibilities under this Agreement). Client also agrees to pay any attorney's fees and court costs incurred by NationsCredit in enforcing Client's obligations under this Agreement.

6.   NATURE AND SCOPE OF CLIENT'S LIABILITY FOR LOSSES

    (a) This Section 6 and Section 5 shall establish, determine and control Client's liability for Losses in respect to all Finance Transactions. Client's liability for Losses and its obligation to repurchase Eligible Products shall not be avoided or limited for any reason, including, without limitation, usury, or any other defenses to payment claimed or alleged by any defaulting Dealer.

    (b) Client waives presentment for payment, acceptance, protest and notice of protest and all other notices to which it might be entitled by law, except as provided in this Agreement. NationsCredit may compromise or adjust the amounts due upon any Finance Transactions and upon the Eligible Products to which they relate only with the written approval of Client if Client is not then in breach of its obligations hereunder or under the Loan Agreement. In the event Client is in breach of its obligations hereunder or under the Loan Agreement, NationsCredit may so compromise or adjust without affecting Client's liability for Losses or to repurchase Eligible Products which shall continue unaffected thereby.

   7.    RESERVE ACCOUNT

         An  account  shall  be  established  by  NationsCredit   (the  "Reserve
Account") and credits and charges shall be made in accordance with the following:

     (a) NationsCredit will credit the Reserve Account in an amount equal to all charges collected from Dealers in excess of the charges due NationsCredit set forth in Section 2.

     (b) Any amounts required to be paid by Client may be charged by NationsCredit against any balance in the Reserve Account. However, the Reserve Account shall in no manner affect the liability of Client to pay Losses of NationsCredit, nor shall NationsCredit debit the account for Losses as may be owing by Client so long as Client is not in default with respect to its obligation to pay NationsCredit's Losses or to perform its obligations under this Finance Agreement or is not in default under the Loan Agreement.

     (c) NationsCredit shall provide Client with a monthly report of any credits or charges to the Reserve Account.

8.   SUBROGATION

     In the event Client is required to pay NationsCredit any amount by reason of any default by a Dealer in meeting obligations to NationsCredit and upon Client's payment in full of all of such obligations, Client shall be subrogated to all rights which NationsCredit may have against such Dealer under any Finance Transaction covering such obligations and NationsCredit shall execute without recourse, any assignment or other documents as may be reasonably required by Client.

9.   ASSIGNMENT

     This Agreement shall not be assigned by either party without written consent of the other provided, however, that NationsCredit may assign this Agreement in whole or in part to the corporation created pursuant to 3(j) or to any affiliated company or wholly owned subsidiary of NationsCredit without the written consent of the Client.

10.  TERM AND TERMINATION

     The term of this Agreement shall be three (3) years from March 26, 1992 to March 25, 1995, and shall thereafter continue from year to year, provided, however, that either party may terminate this agreement at any time after the initial three (3) year term by giving the other party one hundred eighty (180) days written notice of such termination. Termination of this Agreement shall not affect obligations existing between the parties at the time of termination.

11.  AUTOMATIC TERMINATION AND BUYOUT

         This Agreement will terminate immediately and without notice upon the occurrence of any of the following:

     (a) Client defaults in the prompt payment of any amounts when due under this Agreement or any other agreement between the parties;

     (b) Client defaults or there occurs an event which with the passage of time will constitute a default under the Loan Agreement between NationsCredit and Client.

     (c) Client sustains a substantial adverse change in its financial condition as determined by NationsCredit in its sole discretion, or sells, leases, transfers or otherwise disposes of substantially all of its assets, or consolidates with or merges with any other entity, or permits any other entity to consolidate or merge into Client;

     (d) Client or NationsCredit commences a case or an order of relief is entered under the federal bankruptcy laws, as now constituted or hereafter amended, or any other applicable federal or state bankruptcy, insolvency, or other similar law; or the consent by either of them to the appointment of or taking possession by a receiver, liquidator, assignee, trustee, custodian, sequestrator (or other similar official) of Client or NationsCredit or of any substantial part of their property, or the making by either of them of any assignment for the benefit of creditors, or the failure of Client or NationsCredit generally to pay their debts as such debts become due, or the taking of corporate action by Client or NationsCredit in furtherance of any of the foregoing.

         Upon termination due to the occurrence of events set forth above, Client shall purchase from NationsCredit all Finance Transactions for the present balance outstanding plus accrued charges and insurance fees, all as reflected on the Statements of Account of NationsCredit. NationsCredit shall execute such bills of sale and assignment as shall be necessary to complete such sale.

12.  REMEDIES AND WAIVERS

     Both NationsCredit and Client shall have the right to enforce any remedies available to it under this Agreement partially, successively or concurrently and any such action shall not prevent NationsCredit from pursuing any further remedy it may have hereunder or by law. No delay or failure on the part of NationsCredit to exercise any right or remedy hereunder upon any default or breach by Client of any provision hereof shall be considered to be an abandonment thereof so long as Client's default or breach continues, nor shall any waiver of a single default or breach be deemed a waiver of any subsequent default or breach.

13.  NOTICES

     Any notice of demand required to be given or made in writing pursuant to this Agreement shall be given by certified mail, postage prepaid, addressed to the parties at their respective addresses shown on page 1 of this Agreement.

14.  ENTIRE AGREEMENT

     This Agreement is being entered into by the parties at the same time as a Loan Agreement is being entered into by the parties which will relate to some terms and conditions of the relationship between Client and NationsCredit. However, this Agreement and all Addendums attached hereto constitute the entire agreement between the parties with respect to the financing of Client's Dealers and supersedes all prior agreements whether written or oral with respect thereto and shall not be modified orally. This Agreement shall in all respects be governed by the laws of the Commonwealth of Pennsylvania.

15.  JURISDICTION

     The parties agree that the courts of the Commonwealth of Pennsylvania, including the U. S. District Court for the Eastern District of Pennsylvania, shall have jurisdiction to hear and determine any claim, dispute or demand pertaining to this Agreement and they expressly submit and consent to such jurisdiction.

16.  WAIVER OF JURY TRIALS

     Trial by jury in any suit, action or proceeding arising on, out of, under, or by reason of or relating in any way to this Agreement or any transaction under it, or concerning the validity, interpretation, or enforcement of this Agreement between the parties, is hereby waived by each of them.

     IN WITNESS WHEREOF, the parties hereto have signed this Agreement as of the day and year at the beginning and this Agreement shall be effective as of that date.


NATIONSCREDIT COMMERCIAL                    WINNEBAGO INDUSTRIES, INC.
CORPORATION


By                                      By

Print Name       C. Thomas Anderson     Print Name        Fred G. Dohrmann

Title    Senior Vice President          Title    President and Chief Executive
                                                 Officer


WINNEBAGO ACCEPTANCE CORPORATION


By

Print Name       C. Thomas Anderson

Title    Senior Vice President


                                  CERTIFICATE


     I, Raymond M. Beebe, Secretary of Winnebago Industries, Inc., an lowa corporation, DO HEREBY CERTIFY that the following resolutions were duly adopted at a meeting of the Board of Directors of the Corporation on the 20th day of October , 1994, and that said resolutions have not been amended or rescinded and are in full force and effect:

     RESOLVED, that Fred G. Dohrmann*, who is President & CEO of this corporation, is hereby authorized, directed and instructed for and on behalf of this corporation to deliver to NationsCredit Commercial Corporation the foregoing agreement under the terms of which certain commitments  are  being  made  by the  corporation  for,  inter  alia,  the repurchase of certain merchandise and the payment of losses of NationsCredit Commercial Corporation.

     FURTHER RESOLVED, that the President, or any Vice President, or the Treasurer of this corporation are authorized to execute any and all other instruments and documents necessary to desirable to consummate this transaction and to fulfill its intended purposes. All instruments and documents shall contain such terms, conditions, warranties and waivers as said officers in their discretion deem necessary or desirable in the interest of this corporation; and the execution of any instrument or document by said officers shall be conclusive proof of the approval of all of the terms and conditions thereof for and on behalf of the corporation.

     IN WITNESS WHEREOF, I have hereunto signed my name and affixed the seal of Winnebago !Industries, Inc., this 27th day of October, 1994.


(Seal)


                                   Secretary


* Fill in name of individual who will sign agreement and his title. (Must be President, Vice President or Treasurer of corporation.)

Secretary of corporation must fill in his/her name in first line, fill in dates (must be dated before agreement is dated), sign this certificate and affix the corporate seal.



                                                               October 20, 1994

                     RV OFFICER INCENTIVE COMPENSATION PLAN

                           WINNEBAGO INDUSTRIES, INC.
                               FOREST CITY, IOWA

PURPOSE

The purpose of this plan is to provide greater incentive to employees in officer positions, who contribute to the success of the Company, by enabling them to participate in that success, and to aid in attracting and retaining employees who will contribute to the progress and profitability of the Company.

It is the purpose of this plan to attract, obtain, develop, motivate, and retain capable officer personnel, stimulate constructive and imaginative thinking, and otherwise contribute to the growth and profits of the corporation.

ADMINISTRATION

The plan prior to each new fiscal year must meet the approval of the Human Resource Committee of the Board of Directors. The Human Resource Committee may establish such rules and regulations as it deems necessary for proper administration of this plan and may amend or revoke any rule or regulation so established.

PARTICIPANTS

Recommendation of a participant must be made by the President of Winnebago Industries, Inc.

MINIMUM QUALIFICATIONS REQUIRED OF PARTICIPANTS:

1. Participant must be an officer with specific responsibilities which can impact the corporation

2. Participants must be employed for the entire fiscal year to be eligible for the bonus and in addition, participant must be employed at the time the bonus is paid except as waived by the Human Resource Committee.

NATURE OF THE PLAN

The incentive award is based on the performance of the CORPORATION.

This is a bonus based upon the Company's attainment of a predetermined profit goal for the fiscal quarter. The profit goal is to be recommended by the Human Resource Committee and approved by the Board of Directors each quarter at the beginning of the fiscal quarter.

The profit goal, for purposes of this plan, will be the "Incentive Compensation Profit" which shall mean the combined gross income from the operation of the Company less the combined expenses, deductions and credits of the Company attributable to such operations. In computing the incentive compensation profit, no deduction shall be taken or allowance made for federal or state income taxes, or any expenses associated with retirement plans or incentive compensation plans. Incentive awards are determined in proportion to the actual operating profit generated for the quarter in relation to the profit goal that was set. If the operating profit achieved is less than 80 percent of goal set, no bonus is paid and the maximum bonus paid at 120 percent of the profit goal.


METHOD OF PAYMENT

The quarterly amount of a participant's incentive compensation for the quarter shall be the percentage of the total amount of base salary received by the individual the fiscal quarter when he was a participant in the plan. 60% of the quarterly amount of the earned bonus will be paid within 45 days after the close of the fiscal quarter and the remainder of the bonus due will be paid after the books have been audited at the end of the fiscal year providing the Company has made its objective in each quarter. Bonuses will be paid as follows:

               Number of Quarters                   Amount of the Bonus
               Objective was made                   Holdback to be Paid

                        1                                   25%
                        2                                   50%
                        3                                   75%
                        4                                  100%

A participant who leaves the Company for any reason will forfeit all rights to incentive payments that particular fiscal quarter and fiscal year.

                                                                October 20, 1994

              RV EXECUTIVE MANAGEMENT INCENTIVE COMPENSATION PLAN

                           WINNEBAGO INDUSTRIES, INC.
                               FOREST CITY, IOWA

PURPOSE

The purpose of this plan is to provide greater incentive to employees in managerial positions, who contribute to the success of the Company, by enabling them to participate in that success, and to aid in attracting and retaining employees who will contribute to the progress and profitability of the Company.

It is the purpose of this plan to attract, obtain, develop, motivate, and retain capable managerial personnel, stimulate constructive and imaginative thinking, and otherwise contribute to the growth and profits of the corporation.

ADMINISTRATION

The plan prior to each new fiscal year must meet the approval of the Human Resource Committee of the Board of Directors. The Human Resource Committee may establish such rules and regulations as it deems necessary for proper administration of this plan and may amend or revoke any rule or regulation so established.

PARTICIPANTS

Recommendation of a participant must be made by the Vice President that has the responsibility for the specific unit or group which the proposed participant is a member. The Vice President must justify direct dependence of recommended employee's influence, performance and achievements, which could determine the success of that unit or group and employee must be considered a direct link to the success and profitability of the corporation.

MINIMUM QUALIFICATIONS REQUIRED OF PARTICIPANTS:

1.   Participant must be in Labor Grade Number 70 or above.

2. Participant must be in the capacity of a staff supervisor or manager of a specific unit or group with specific responsibilities which can impact the corporation.

3. Participants must be employed for the entire fiscal year to be eligible for the bonus and in addition, participant must be employed at the time the bonus is paid except as waived by the Human Resource Committee.

Appointment of participants to the "Executive Management Incentive Compensation Plan" will be recommended by the President to the Human Resource Committee for approval based on meeting the aforementioned qualifications and upon recommendation of the respective Vice President.

NATURE OF THE PLAN

The incentive award is based on the performance of the CORPORATION.

This is a bonus based upon the Company's attainment of a predetermined profit goal for the fiscal quarter. The profit goal is to be recommended by the Human Resource Committee and approved by the Board of Directors each quarter at the beginning of the fiscal quarter.


The profit goal, for purposes of this plan, will be the "Incentive Compensation Profit" which shall mean the combined gross income from the operation of the Company less the combined expenses, deductions and credits of the Company attributable to such operations. In computing the incentive compensation profit, no deduction shall be taken or allowance made for federal or state income taxes, or any expenses associated with retirement plans or incentive compensation plans. Incentive awards are determined in proportion to the actual operating profit generated for the quarter in relation to the profit goal that was set. If the operating profit achieved is less than 80 percent of goal set, no bonus is paid and the maximum bonus paid at 120 percent of the profit goal.

METHOD OF PAYMENT

The quarterly amount of a participant's incentive compensation for the quarter shall be the percentage of the total amount of base salary received by the individual the fiscal quarter when he was a participant in the plan. 60% of the quarterly amount of the earned bonus will be paid within 45 days after the close of the fiscal quarter and the remainder of the bonus due will be paid after the books have been audited at the end of the fiscal year providing the Company has made its objective in each quarter. Bonuses will be paid as follows:

                Number of Quarters                     Amount of the Bonus
                Objective was made                     Holdback to be Paid

                        1                                      25%
                        2                                      50%
                        3                                      75%
                        4                                     100%

A participant who leaves the Company for any reason will forfeit all rights to incentive payments that particular fiscal quarter and fiscal year.

                                                               October 20, 1994

                   RV MANAGEMENT INCENTIVE COMPENSATION PLAN

                           WINNEBAGO INDUSTRIES, INC.
                               FOREST CITY, IOWA

PURPOSE

The purpose of this plan is to provide greater incentive to employees in managerial positions, who contribute to the success of the Company, by enabling them to participate in that success, and to aid in attracting and retaining employees who will contribute to the progress and profitability of the Company.

It is the purpose of this plan to attract, obtain, develop, motivate, and retain capable managerial personnel, stimulate constructive and imaginative thinking, and otherwise contribute to the growth and profits of the corporation

ADMINISTRATION

The plan prior to each new fiscal year must meet the approval of the Human Resource Committee of the Board of Directors. The Human Resource Committee may establish such rules and regulations as it deems necessary for proper administration of this plan and may amend or revoke any rule or regulation so established.

PARTICIPANTS

Recommendation of a participant must be made by the Vice President member that has the responsibility for the specific unit or group which the proposed participant is a member. The Vice President must justify direct dependence of recommended employee's influence, performance and achievements, which could determine the success of that unit or group and employee must be considered a direct link to the success and profitability of the corporation.

MINIMUM QUALIFICATIONS REQUIRED OF PARTICIPANTS:

1. Participant must be in the capacity of a manager of a specific unit or group with budget responsibilities and specific responsibilities which significantly can impact the corporation.
2. Participants must be employed for the entire fiscal year to be eligible for the bonus and in addition, participant must be employed at the time the bonus is paid except as waived by the Human Resource Committee.

Appointment of participants to the "Management Incentive Compensation Plan" will be recommended by the President to the Human Resource Committee for approval based on meeting the aforementioned qualifications and upon recommendation of the respective Vice President.

NATURE OF THE PLAN

The incentive award is based on the performance of the CORPORATION.

This is a bonus based upon the Company's attainment of a predetermined profit goal for the fiscal quarter. The profit goal is to be recommended by the Human Resource Committee and approved by the Board of Directors each quarter at the beginning of the fiscal quarter.

The profit goal, for purposes of this plan, will be the "Incentive Compensation Profit" which shall mean the combined gross income from the operation of the Company less the combined expenses, deductions and credits of the Company attributable to such operations. In computing the incentive compensation profit, no deduction shall be taken or allowance made for federal or state income taxes, or any expenses associated with retirement plans or incentive compensation plans.

METHOD OF PAYMENT

The quarterly amount of a participant's incentive compensation for the quarter shall be the percentage of the total amount of base salary received by the individual the fiscal quarter when he was a participant in the plan. 60% of the quarterly amount of the earned bonus will be paid within 45 days after the close of the fiscal quarter and the remainder of the bonus due will be paid after the books have been audited at the end of the fiscal year providing the Company has made its objective in each quarter. Bonuses will be paid as follows:

              Number of Quarters                         Amount of the Bonus
              Objective was made                         Holdback to be Paid

                      1                                          25%
                      2                                          50%
                      3                                          75%
                      4                                         100%

A participant who leaves the Company for any reason will forfeit all rights to incentive payments that particular fiscal quarter and fiscal year.

Incentive awards are determined in proportion to the actual operating profit generated for the quarter in relation to the profit goal that was set. If the operating profit achieved is less than 80 percent of goal set, no bonus is paid and the maximum bonus paid at 120 percent of the profit goal.

                                                               October 20, 1994

                         RV INCENTIVE COMPENSATION PLAN
                            QUARTERLY BONUS FORMULA
                                  1995 FISCAL


        Percent of                        Bonus %                      Percent of                     Bonus %
     Operating Profit        Officer & Exc.       Management        Operating Profit     Officer & Exc.       Management

           80.0                   7.50                5.0                100.0                30.00              20.0
           80.7                   8.25                5.5                100.7                30.75              20.5
           81.3                   9.00                6.0                101.3                31.50              21.0
           82.0                   9.75                6.5                102.0                32.25              21.5
           82.7                  10.50                7.0                102.7                33.00              22.0
           83.3                  11.25                7.5                103.3                33.75              22.5
           84.0                  12.00                8.0                104.0                34.50              23.0
           84.7                  12.75                8.5                104.7                35.25              23.5
           85.3                  13.50                9.0                105.3                36.00              24.0
           86.0                  14.25                9.5                106.0                36.75              24.5
           86.7                  15.00               10.0                106.7                37.50              25.0
           87.3                  15.75               10.5                107.3                38.25              25.5
           88.0                  16.50               11.0                108.0                39.00              26.0
           88.7                  17.25               11.5                108.7                39.75              26.0
           89.3                  18.00               12.0                109.3                40.50              27.0
           90.0                  18.75               12.5                110.0                41.25              27.5
           90.7                  19.50               13.0                110.7                42.00              28.0
           91.3                  20.25               13.5                111.3                42.75              28.5
           92.0                  21.00               14.0                112.0                43.50              29.0
           92.7                  21.75               14.5                112.7                44.25              29.5
           93.3                  22.50               15.0                113.3                45.00              30.0
           94.0                  23.25               15.5                114.0                45.75              30.5
           94.7                  24.00               16.0                114.7                46.50              31.0
           95.3                  24.75               16.5                115.3                47.25              31.5
           96.0                  25.50               17.0                116.0                48.00              32.0
           96.7                  26.25               17.5                116.7                48.75              32.5
           97.3                  27.00               18.0                117.3                49.50              33.0
           98.0                  27.75               18.5                118.0                50.25              33.5
           98.7                  28.50               19.0                118.7                51.00              34.0
           99.3                  29.25               19.5                119.3                51.75              34.5
                                                                         120.0                52.50              35.0