Form 10-Q
period 1994-11-26
WINNEBAGO INDUSTRIES INC
filed 1995-01-10
CIK 107687

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q


(Mark One)

__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended November 26, 1994



                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to __________________
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____.

There were 25,242,203 shares of $.50 par value common stock outstanding on January 6, 1995.








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

               Unaudited Condensed Notes to Consolidated Financial
                    Statements                                             5 & 6

               Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    7 & 8

   PART II.    OTHER INFORMATION                                          9 & 10






                          PART I FINANCIAL INFORMATION
                  WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


 Dollars in thousands
                                                        November 26,  August 27,
 ASSETS                                                         1994        1994
                                                         (Unaudited)

 CURRENT ASSETS
 Cash and cash equivalents                                 $   9,301   $     847
 Marketable securities                                         2,979       3,301
 Receivables, less allowance for doubtful
   accounts ($1,585 and $1,545, respectively)                 36,506      36,602
 Dealer financing receivables less allowance
   for doubtful accounts ($313 and $279, respectively)         9,910       8,565
 Inventories                                                  54,149      55,450
 Prepaid expenses                                              3,883       3,870
 Deferred income taxes                                         2,252       2,252

   Total current assets                                      118,980     110,887

 PROPERTY AND EQUIPMENT, at cost
 Land                                                          1,536       1,539
 Buildings                                                    41,102      40,905
 Machinery and equipment                                      75,592      75,139
 Transportation equipment                                      7,926       7,985
                                                             126,156     125,568
   Less accumulated depreciation                              84,618      83,970

   Total property and equipment, net                          41,538      41,598

 LONG-TERM NOTES RECEIVABLE, less allowances
   ($1,110 and $2,024, respectively)                           5,066       4,884

 INVESTMENT IN LIFE INSURANCE                                 15,569      15,479

 NET DEFERRED INCOME TAXES                                     4,049       4,049

 OTHER ASSETS                                                  4,667       4,851

 TOTAL ASSETS                                              $ 189,869   $ 181,748


See Unaudited Condensed Notes to Consolidated Financial Statements



                 WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


Dollars in thousands

LIABILITIES AND STOCKHOLDERS' EQUITY            November 26,          August 27,
                                                        1994                1994
                                                 (Unaudited)

CURRENT LIABILITIES
Current maturities of long-term debt            $      2,275        $      2,504
Notes payable                                          2,300               2,300
Accounts payable, trade                               25,515              24,985
Accrued expenses:
  Insurance                                            4,471               4,175
  Product warranties                                   3,608               3,557
  Vacation liability                                   3,467               3,241
  Promotional                                          2,960               2,111
  Other                                                7,902               9,491

    Total current liabilities                         52,498              52,364

LT DEBT AND CAPITAL LEASE OBLIGATIONS                  3,754               4,140

POSTRETIREMENT HEALTH CARE AND DEFERRED
  COMPENSATION BENEFITS                               43,980               43,39

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY           2,289               2,143

STOCKHOLDERS' EQUITY
Capital stock, common, par value $.50; authorized
  60,000,000 shares                                   12,913              12,911
Additional paid-in capital                            24,202              24,175
Reinvested earnings                                   56,879              49,270
                                                      93,994              86,356
Less treasury stock, at cost                           6,646               6,646

Total stockholders' equity                            87,348              79,710
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $    189,869        $    181,748


See Unaudited Condensed Notes to Consolidated Financial Statements



                  WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands except per share data
                                     Thirteen Weeks Ended
                                  November 26,  November 27,
                                          1994        1993
 Revenues:
   Manufactured products             $ 124,458      99,589
   Service                               6,301       4,967
      Total net revenues               130,759     104,556

 Costs and Expenses:
   Cost of manufactured products       107,001      85,516
   Cost of services                      3,473       2,887
   Selling and delivery                  6,078       6,026
   General and administrative            6,277       6,414
   Other (income) expense                  (19)         76
   Minority interest in net income
    of consol. subsidiary                  146          60
      Total costs and expenses         122,956     100,979

 Operating income                        7,803       3,577

 Financial (expense) income               (194)        165

 Income before taxes                     7,609       3,742

 Provision (credit) for taxes             --          --

 Income before cumulative effect of
   changes in accounting principle       7,609       3,742
 Cumulative effect of change
   in accounting principle                --       (20,420)

 Net income (loss)                   $   7,609     (16,678)

 Income (loss) per common share:
   Income before cumulative effect of
   changes in accounting principle   $     .30         .15
   Cumulative effect of change
    in accounting principle               --          (.81)
 Net income (loss)                   $     .30        (.66)

 Weighted average number of
   shares of common stock
   outstanding                          25,242      25,137


See Unaudited Condensed Notes to Consolidated Financial Statements.




                  WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


Dollars in thousands
Increase (decrease) in cash and cash equivalents               Thirteen Weeks Ended
                                                              November 26, November 27,
                                                                      1994        1993
 Cash flows from operating activities:
   Net income (loss)                                              $  7,609    $(16,678)
 Adjustments to reconcile net income (loss)
 to net cash from operating activities:
   Cumulative effect of change in accounting principle                --        20,420
   Depreciation and amortization                                     1,990       1,880
   Employee stock bonus plan                                          --           437
   Realized and unrealized losses (gains) on investments, net          423         (69)
   Postretirement benefits other than pensions                         589       1,406
   Minority shareholders' portion of consolidated
    subsidiary's net income                                            146          60
   Other                                                               190          37
 Change in assets and liabilities:
   Decrease in accounts receivable                                      55       4,691
   Decrease (increase) in inventories                                1,301      (3,729)
   Increase (decrease) in accounts payable and accrued expenses        363      (8,305)
   Increase in other categories                                        (13)     (1,385)
 Net cash provided (used) by operating activities                   12,653      (1,235)

 Cash flows from investing activities:
   Investments in marketable securities                               (855)     (2,930)
   Proceeds from the sale of marketable securities                     754       2,377
   Purchases of property and equipment                              (2,133)     (2,626)
   Investments in dealer receivables                                (8,131)     (8,770)
   Proceeds from dealer receivables                                  6,753       5,919
   Other                                                                (1)     (1,025)
 Net cash used by investing activities                              (3,613)     (7,055)

 Cash flows from financing activities and capital transactions:
   Proceeds from issuance of long-term debt                           --           807
   Payments of long-term debt                                         (615)       (318)
   Other                                                                29          28
 Net cash (used) provided by financing activities and
    capital transactions                                              (586)        517
 Net increase (decrease) in cash and cash equivalents                8,454      (7,773)

 Cash and cash equivalents - beginning of period                       847      11,238

 Cash and cash equivalents - end of period                        $  9,301    $  3,465

See Unaudited Condensed Notes to Consolidated Financial Statements.


                  WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
         UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of November 26, 1994, and results of operations and cash flows for the 13 weeks ended November 26, 1994 and November 27, 1993.

2. The results of operations for the 13 weeks ended November 26, 1994, are not necessarily indicative of the results to be expected for the full year. Service revenues, in the Consolidated Statements of Operations, consist of revenues generated by Cycle-Sat, Inc. (Cycle-Sat) and Winnebago Acceptance Corporation (WAC), subsidiaries of the Company.

3. Inventories are valued at the lower of cost or market, with cost being determined under the last-in, first-out (LIFO) method and market defined as net realizable value.

         Inventories are composed of the following (dollars in thousands):

                                                   November 26,       August 27,
                                                           1994             1994

          Finished Goods                              $  17,369        $  21,675
          Work In Process                                13,407           13,807
          Raw Materials                                  37,327           33,800
                                                         68,103           69,282
          LIFO Reserve                                   13,954           13,832

                                                      $  54,149        $  55,450

4. Since March, 1992, the Company has had a $12,000,000 financing and security agreement with NationsCredit Corporation (NationsCredit) formerly Chrysler First Commercial Corporation. Terms of the agreement limit borrowings to the lesser of $12,000,000 or 75% of eligible inventory (fully manufactured recreation vehicles ready for delivery to a dealer). Borrowings are secured by the Company's receivables and inventory. The agreement requires a graduated interest rate based upon the bank's reference rate as defined in the agreement. The line of credit is available for a term of one year and continues during successive one-year periods unless either party provides at least 90-days notice prior to the end of the one-year period to the other party that they wish to terminate the line of credit. The agreement prohibits any advances, loans, or additional guarantees of any obligation to any subsidiary or affiliate in excess of $5,000,000 or $7,500,000 in the aggregate for all subsidiaries and affiliates from the date of the agreement. The agreement also includes certain restrictive covenants in the agreement including maintenance of minimum net worth, working capital and debt to equity ratio. As of November 26, 1994, the Company was in compliance with these covenants. There were no outstanding borrowings under the line of credit at November 26, 1994 or August 27, 1994.

     The Company and Cycle-Sat entered into a $3,000,000 line of credit with Firstar Bank Cedar Rapids (Firstar) dated February 24, 1994. Terms of the agreement limit the amount advanced to the lesser of $3,000,000 or the sum of the base of 75 percent of Cycle-Sat's eligible accounts receivable and 50 percent of its inventory. The agreement provides for a declining interest rate based on future increases in the tangible net worth of Cycle-Sat and contains a restrictive covenant related to the maintenance of a minimum tangible net worth as defined in the agreement. As of November 26, 1994, Cycle-Sat was in compliance with this covenant. Borrowings under the line of credit are secured by Cycle-Sat's accounts receivable and inventories and have been guaranteed by the Company. The line of credit expires January 31, 1995. The outstanding balance under the line of credit at November 26, 1994 was $2,300,000 with an interest rate of 9.75 percent per annum and at August 27, 1994 $2,300,000 with an interest rate of 9.0 percent per annum. As of November 26, 1994, Cycle-Sat had $700,000 of unused borrowings available.

5. It is customary practice for companies in the recreation vehicle industry to enter into repurchase agreements with lending institutions which have provided wholesale floor plan financing to dealers. The Company's agreements provide for the repurchase of its products from the financing institution in the event of repossession upon a dealer's default. The Company was contingently liable for approximately $125,910,000 and $118,954,000 under repurchase agreements with lending institutions as of November 26, 1994, and August 27, 1994, respectively. Included in these contingent liabilities are approximately $44,606,000 and $36,231,000, respectively, of certain dealer receivables subject to recourse agreements with ITT Commercial Finance Corporation, NationsCredit and John Deere Credit, Inc.

6. Fiscal year-to-date the Company paid cash for the following (dollars in thousands):

                                                Thirteen Weeks Ended
                                     November 26,                   November 27,
                                             1994                           1993
          Interest                      $     219                       $     56
          Income Taxes                        693                          1,406

7. At November 26, 1994, Postretirement Health Care and Deferred Compensation Benefits included postretirement benefits related to health care and other benefits of $23,357,000 and deferred compensation of $20,623,000.

     Net postretirement benefit cost for the 13 weeks ended November 26, 1994 consisted of the following components:

                                                                        Thirteen
                                                                           Weeks
     Service cost - benefits earned during the period                  $ 262,000
     Interest cost on accumulated postretirement benefit obligation      293,000
     Amortization of (gain)/loss                                        (95,000)

                                                                       $ 460,000

8. At August 27, 1994, the Company had net operating loss carryforwards for financial reporting purposes of approximately $44,000,000 which will, if unused, expire at various times in fiscal years 2006 through 2008. The Company's use of the net operating loss carryforwards offset its income taxes otherwise required during the first quarter of fiscal 1995.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

RESULTS OF OPERATIONS

Thirteen Weeks Ended November 26, 1994 Compared to Thirteen Weeks Ended November 27, 1993.

Net revenues of manufactured products for the 13 weeks ended November 26, 1994 increased $24,869,000 or 25.0 percent from the 13 week period ended November 27, 1993. Motor home shipments increased by 352 units or 17.1 percent during the 13 weeks ended November 26, 1994 when compared to the first quarter of fiscal 1994. The growth in revenues is attributed to the excellent acceptance of the Company's 1995 model year products especially the higher-priced Class A models. The Company is optimistic about the outlook for the remainder of the 1995 fiscal year due to the strong current forward order position; however, continued increases in interest rates by the Federal Reserve Board, could have a detrimental affect on the Company's revenue growth.

Service revenues for the 13 weeks ended November 26, 1994 increased $1,334,000 or 26.9 percent from the 13 weeks ended November 27, 1993. The increase is attributed to an increase in revenues from established customers as well as revenues generated with new customers by Cycle-Sat, Inc.

Cost of manufactured products, as a percent of manufactured product revenues, was 86.0 percent for the 13 weeks ended November 26, 1994 compared to 85.9 percent for the 13 weeks ended November 27, 1993.

Cost of services increased by $586,000 but as a percent of service revenue decreased to 55.1 percent from 58.1 percent when comparing the 13 weeks ended November 26, 1994 to the 13 weeks ended November 27, 1993. This decrease in percentage when comparing the two periods can be attributed primarily to the increase in Cycle-Sat revenues.

Selling and delivery expenses increased by $52,000 but decreased to 4.6 percent of net revenues from 5.8 percent of net revenues when comparing the 13 weeks ended November 26, 1994 to the comparable period of fiscal 1994. The decrease in percentage can be attributed to the significant increase in revenues.

General and administrative expenses decreased by $137,000 to 4.8 percent of net revenues from 6.1 percent of net revenues when comparing the 13 weeks ended November 26, 1994 to the 13 weeks ended November 27, 1993. The decrease in dollars when comparing the two periods can be attributed primarily to a reduction in the Company's cost for retiree benefit programs and to costs for legal expenses. The decrease in percentage can be attributed to the significant increase in revenues.

The Company had other income of $19,000 during the 13 weeks ended November 26, 1994 compared to other expense of $76,000 during the 13 weeks ended November 27, 1993. The primary reason for the change when comparing the two periods was an increase in lease income from the Company's public warehousing activities.

The Company had net financial expense of $194,000 during the first quarter of fiscal 1995 compared to income of $165,000 during the first quarter of fiscal 1994. The Company recorded $423,000 of realized and unrealized losses compared to $69,000 of gains in its marketable securities portfolio during the first quarters of fiscal 1995 and 1994, respectively. The Company recorded $106,000 of foreign exchange gains, primarily due to the translations of Winnebago Industries, Europe GmbH operations, compared to $5,000 of losses during the first quarters of fiscal 1995 and 1994, respectively.

For the 13 weeks ended November 26, 1994, the Company realized income from operations of $7,609,000 or $.30 per share which included income of $624,000 ($.02 per share) from Cycle-Sat operations. For the 13 weeks ended November 27, 1993, the Company realized income before the cumulative effect of an accounting change of $3,742,000 or $.15 per share which included income of $241,000 ($.01 per share) from Cycle-Sat operations.

In fiscal 1994, the Company was required to adopt the remaining portion of FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" related to health care and other benefits. This change in accounting principle resulted in a cumulative non-cash charge at the beginning of fiscal 1994 of $20,420,000 or $.81 per share. With the adoption of FASB No. 106, the 13 weeks November 27, 1993 net loss was $16,678,000 or $.66 per share.

LIQUIDITY AND FINANCIAL CONDITION

Presently,   the  Company  meets  its  working  capital  and  capital  equipment
requirements  and  cash   requirements  of  subsidiaries  with  funds  generated
internally and funds from agreements with financial institutions.

At November 26, 1994, working capital was $66,482,000, an increase of $7,959,000 from the amount at August 27, 1994. The Company's principal sources and uses of cash during the 13 weeks ended November 26, 1994 are set forth in the unaudited consolidated condensed statement of cash flows for that period.

Principal expected demands at November 26, 1994 on the Company's liquid assets for the remainder of fiscal 1995 include approximately $6,500,000 for capital expenditures consisting primarily of tooling, equipment replacement and new equipment. Also during fiscal 1995, as previously announced by the Company in December, 1994, Cycle-Sat expects to complete the acquisition of T.F.I. a private company headquartered in California. The Company expects to finance the acquisition through a new agreement with Firstar Bank and terms provided by T.F.I. which aggregate $10,000,000. The agreement will be guaranteed by the Company.

Based upon available cash, marketable securities and financing resources, described in Note 4 as supplemented by the discussion in the preceding paragraph, management believes that the Company has adequate sources of funds to meet its remaining fiscal 1995 cash requirements. However, any significant adverse events in the market for motor homes or in the economy could have a significant effect on the Company's future cash requirements.


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

                                         WINNEBAGO INDUSTRIES, INC. (Registrant)

Date January 9, 1995                                        /s/ Fred G. Dohrmann
                                                                Fred G. Dohrmann
                                           President and Chief Executive Officer

Date January 9, 1995                                            /s/ Ed F. Barker
                                                                    Ed F. Barker
                                            Vice President, Controller and Chief
                                                               Financial Officer