Form 10-Q
period 1995-02-25
WINNEBAGO INDUSTRIES INC
filed 1995-04-11
CIK 107687

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
 ___
 _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            February 25, 1995

                                       OR

___
___    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____.

There were 25,309,536 shares of $.50 par value common stock outstanding on April 6, 1995.


                  WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES

                          INDEX TO REPORT ON FORM 10-Q


                                                                                              Page Number
PART I.      FINANCIAL INFORMATION:  (Interim period information unaudited)

             Consolidated Balance Sheets                                                          1 & 2

             Unaudited Consolidated Statements of Operations                                        3

             Unaudited Consolidated Condensed Statements of Cash Flows                              4

             Unaudited Condensed Notes to Consolidated Financial Statements                       5 & 6

             Management's Discussion and Analysis of Financial Condition and Results
                of Operations                                                                     7 - 9

PART II.     OTHER INFORMATION                                                                   10 - 12



                          PART I FINANCIAL INFORMATION
                  WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


Dollars in thousands


                   ASSETS                                 FEBRUARY 25,        AUGUST 27,
                                                             1995                1994
                                                          (Unaudited)

CURRENT ASSETS
Cash and cash equivalents                                 $        --        $       847
Marketable securities                                           3,080              3,301
Receivables, less allowance for doubtful
   accounts ($1,586 and $1,545, respectively)                  33,270             36,602
Dealer financing receivables less allowance
   for doubtful accounts ($348 and $279, respectively)         10,966              8,565
Prepaid income taxes                                            3,423                 --
Inventories                                                    66,704             55,450
Prepaid expenses                                                3,390              3,870
Deferred income taxes                                           6,581              2,252

     Total current assets                                     127,414            110,887

PROPERTY AND EQUIPMENT, at cost
Land                                                            1,568              1,539
Buildings                                                      42,095             40,905
Machinery and equipment                                        76,311             75,139
Transportation equipment                                        7,930              7,985
                                                              127,904            125,568
     Less accumulated depreciation                             85,788             83,970

     Total property and equipment, net                         42,116             41,598

LONG-TERM NOTES RECEIVABLE, less allowances
    ($950 and $2,024, respectively)                             4,076              4,884

INVESTMENT IN LIFE INSURANCE                                   16,177             15,479

NET DEFERRED INCOME TAXES                                       5,720              4,049

OTHER ASSETS                                                    4,549              4,851

TOTAL ASSETS                                              $   200,052        $   181,748


See Unaudited Condensed Notes to Consolidated Financial Statements


                  WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


Dollars in thousands

                                                                    FEBRUARY 25,    AUGUST 27,
LIABILITIES AND STOCKHOLDERS' EQUITY                                    1995          1994
                                                                     (Unaudited)

CURRENT LIABILITIES
Current maturities of long-term debt                               $     2,028     $    2,504
Notes payable                                                            1,900          2,300
Accounts payable, trade                                                 23,079         24,985
Accrued expenses:
     Insurance                                                           4,973          4,175
     Product warranties                                                  3,687          3,557
     Vacation liability                                                  3,412          3,241
     Promotional                                                         4,260          2,111
     Other                                                               8,852          9,491

        Total current liabilities                                       52,191         52,364

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                             4,436          4,140

POSTRETIREMENT BENEFITS OTHER THAN
   PENSIONS                                                             44,316         43,391

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                             2,166          2,143

STOCKHOLDERS' EQUITY
Capital stock, common, par value $.50; authorized
   60,000,000 shares                                                    12,913         12,911
Additional paid-in capital                                              24,167         24,175
Reinvested earnings                                                     66,440         49,270
                                                                       103,520         86,356
Less treasury stock, at cost                                             6,577          6,646

Total stockholders' equity                                              96,943         79,710

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $   200,052     $  181,748


See Unaudited Condensed Notes to Consolidated Financial Statements


                  WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

IN THOUSANDS EXCEPT PER SHARE DATA

                                   THIRTEEN WEEKS ENDED   TWENTY-SIX WEEKS ENDED
                                   February    February     February   February
                                      25,         26,          25,        26,
                                     1995        1994         1995       1994

Revenues:
  Manufactured products           $  111,270     94,251      235,728    193,840
  Services                             4,178      4,750       10,479      9,717
     Total net revenues              115,448     99,001      246,207    203,557

Costs and Expenses:
  Cost of manufactured products       95,314     82,290      202,315    167,806
  Cost of services                     2,723      2,736        6,196      5,623
  Selling and delivery                 6,594      6,220       12,672     12,246
  General and administrative           5,747      6,365       12,024     12,779
  Other expense                          126         94          107        170
  Minority interest in net income (loss)
   of consol. subsidiary                (123)        25           23         85
     Total costs and expenses        110,381     97,730      233,337    198,709

Operating income                       5,067      1,271       12,870      4,848

Financial income                       1,018         10          824        175

Income from operations
 before income taxes*                  6,085      1,281       13,694      5,023

Provision (credit) for income taxes   (6,000)        --       (6,000)        --

Income from operations*               12,085      1,281       19,694      5,023
Cumulative effect of change
  in accounting principle                 --         --           --    (20,420)

Net income (loss)                 $   12,085      1,281       19,694    (15,397)

Income (loss) per common share:
  Income from operations*         $      .48        .05          .78       .20
  Cumulative effect of change
   in accounting principle                --         --           --      (.81)
   Net income (loss)              $      .48        .05          .78      (.61)

Weighted average number of
  shares of common stock
  outstanding                         25,244     25,165       25,243     25,151

* BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE.

SEE UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                  WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


Dollars in thousands
Increase (decrease) in cash and cash equivalents             TWENTY-SIX WEEKS ENDED
                                                          February 25,     February 26,
                                                              1995             1994

Cash flows from operating activities:
  Net income (loss)                                       $    19,694      $    (15,397)
Adjustments to reconcile net income (loss)
to net cash from operating activities:
  Cumulative effect of change in accounting principle              --            20,420
  Depreciation and amortization                                 4,084             3,831
  Employee stock bonus plan                                        --               437
  Deferred income taxes                                        (6,000)               --
  Realized and unrealized gains on investments, net              (282)              (84)
  Postretirement benefits other than pensions                     925             2,253
  Minority shareholders' portion of consolidated
   subsidiary's gain                                               23                85
  Other                                                           783               (58)
Change in assets and liabilities:
  Decrease (increase) in accounts receivable                    4,008            (2,839)
  Increase in inventories                                     (11,254)           (7,915)
  Increase (decrease) in accounts payable and accrued
   expenses                                                       303            (5,653)
  Increase in other categories, net                            (2,943)             (828)
Net cash provided (used) by operating activities                9,341            (5,748)

Cash flows from investing activities:
  Investments in marketable securities                         (1,937)           (6,371)
  Proceeds from the sale of marketable securities               2,440             5,935
  Purchases of property and equipment                          (5,283)           (4,980)
  Investments in dealer receivables                           (18,717)          (18,112)
  Proceeds from dealer receivables                             16,218            17,890
  Investment in other assets and notes receivable                (910)           (2,040)
  Other                                                           642               397
Net cash used by investing activities                          (7,547)           (7,281)

Cash flows from financing activities and capital transactions:
  Net increase in notes payable                                    --             2,050
  Payments of long-term debt and capital leases                  (880)             (802)
  Payments of cash dividends                                   (2,524)               --
  Proceeds from issuance of long-term debt                        700               777
  Other                                                            63               328
Net cash (used) provided by financing activities and
   capital transactions                                        (2,641)            2,353
Net decrease in cash and cash equivalents                        (847)          (10,676)

Cash and cash equivalents - beginning of period                   847            11,238

Cash and cash equivalents - end of period                 $        --      $        562


SEE UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                  WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
         UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of February 25, 1995, and results of operations and cash flows for the 26 and 13 weeks ended February 25, 1995 and February 26, 1994.

2. The results of operations for the 26 weeks ended February 25, 1995, are not necessarily indicative of the results to be expected for the full year. Service revenues, in the Consolidated Statements of Operations, consist of revenues generated by Cycle-Sat, Inc. (Cycle-Sat) and Winnebago Acceptance Corporation (WAC), subsidiaries of the Company.

3. Inventories are valued at the lower of cost or market, with cost being determined under the last-in, first-out (LIFO) method and market defined as net realizable value.

        Inventories are composed of the following (dollars in thousands):

                                              February 25,    August 27,
                                                 1995            1994

           Finished Goods....................  $ 25,054        $ 21,675
           Work In Process...................    15,255          13,807
           Raw Materials.....................    40,857          33,800

                                                 81,166          69,282

           LIFO Reserve......................    14,462          13,832

                                               $ 66,704        $ 55,450

4. Since March, 1992, the Company has had a $12,000,000 financing and security agreement with NationsCredit Corporation (NationsCredit) formerly Chrysler First Commercial Corporation. Terms of the agreement limit borrowings to the lesser of $12,000,000 or 75% of eligible inventory (fully manufactured recreation vehicles ready for delivery to a dealer). Borrowings are secured by the Company's receivables and inventory. The agreement requires a graduated interest rate based upon the bank's reference rate as defined in the agreement. The line of credit is available for a term of one year and continues during successive one-year periods unless either party provides at least 90-days notice prior to the end of the one-year period to the other party that they wish to terminate the line of credit. The agreement prohibits any advances, loans, or additional guarantees of any obligation to any subsidiary or affiliate in excess of $5,000,000 or $7,500,000 in the aggregate for all subsidiaries and affiliates from the date of the agreement. The agreement also includes certain restrictive covenants including maintenance of minimum net worth, working capital and debt to equity ratio. As of February 25, 1995, the Company was in compliance with these covenants. There were no outstanding borrowings under the line of credit at February 25, 1995 or August 27, 1994.

       On January 31, 1995, the Company and Cycle-Sat amended the line of credit with Firstar Bank Cedar Rapids (Firstar) originally dated February 24, 1994. Terms of the amended agreement limit the amount advanced to the lesser of $4,500,000 or the sum of the base of 80 percent of Cycle-Sat's eligible accounts receivable and 50 percent of its inventory. The agreement contains restrictive covenants related to the maintenance of a minimum tangible net worth and other operating and debt ratios as defined in the agreement. As of February 25, 1995, Cycle-Sat was in compliance with these covenants. Borrowings under the line of credit are secured by Cycle-Sat's accounts receivable and inventories and have been guaranteed by the Company. The line of credit expires February 1, 1996. The outstanding balance under the line of credit at February 25, 1995 was $1,900,000 with an interest rate of 7.8125 percent per annum (90-day LIBOR plus 1.5 percent) and at August 27, 1994, $2,300,000 with an interest rate of 9.0 percent per annum. As of February 25, 1995, Cycle-Sat had $126,000 of unused borrowings available.

5. It is customary practice for companies in the recreation vehicle industry to enter into repurchase agreements with lending institutions which have provided wholesale floor plan financing to dealers. The Company's agreements provide for the repurchase of its products from the financing institution in the event of repossession upon a dealer's default. The Company was contingently liable for approximately $151,550,000 and $118,954,000 under repurchase agreements with lending institutions as of February 25, 1995, and August 27, 1994, respectively. Included in these contingent liabilities are approximately $51,654,000 and $36,231,000, respectively, of certain dealer receivables subject to recourse agreements with ITT Commercial Finance Corporation, NationsCredit and John Deere Credit, Inc.

6. Fiscal year-to-date the Company paid cash for the following (dollars in thousands):

                               Twenty-Six Weeks Ended
                           February 25,         February 26,
                              1995                  1994

         Interest           $   605               $   369
         Income Taxes         3,914                 1,418

7. At February 25, 1995, Postretirement Health Care and Deferred Compensation Benefits included postretirement benefits related to health care and other benefits of $23,762,000 and deferred compensation of $20,554,000.

       Net postretirement benefit cost for the 13 and 26 weeks ended February 25, 1995 consisted of the following components:


                                                                             Thirteen         Twenty-Six
                                                                               Weeks             Weeks

        Service cost - benefits earned during the period                    $  261,000        $  523,000
        Interest cost on accumulated postretirement benefit obligation         293,000           586,000
        Amortization of (gain)/loss                                            (95,000)         (190,000)
                                                                            $  459,000        $  919,000


8. At August 27, 1994, the Company had a valuation allowance of $15,400,000 related to its deferred tax assets due to uncertainty as to future utilization of those assets. During 1995, the valuation allowance has been reduced as income is earned. In addition, in the second quarter of fiscal 1995, the Company recognized a tax benefit of $6,000,000 due to continued trend of earnings which increased the likelihood that the Company will realize its gross deferred tax assets in the future thus eliminating the need for a portion of the valuation allowance. Future changes in the valuation allowance will depend upon future operating results.

       A reconciliation of the expected income tax provision at Federal statutory rates with the amount provided for the 13 and 26 weeks ended February 25, 1995 is as follows (dollars in thousands):

                                                Thirteen       Twenty-Six
                                                  Weeks          Weeks

          U.S. Federal Statutory Rate           $   2,130      $   4,793
          Other                                      (172)          (159)
          Reduction of Valuation Allowance         (7,958)       (10,634)
              TOTAL                             $  (6,000)     $  (6,000)

       For the 13 and 26 weeks ended February 26, 1994, the tax expense associated with the current income was equal to the reduction of the valuation allowance.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Thirteen Weeks Ended February 25, 1995 Compared to Thirteen Weeks Ended February 26, 1994

Net revenues of manufactured products for the 13 weeks ended February 25, 1995 increased $17,019,000 or 18.1 percent from the 13 week period ended February 26, 1994. Motor home shipments increased by 261 units or 14.0 percent during the 13 weeks ended February 25, 1995 when compared to the second quarter of fiscal 1994. The growth in the Company's revenues is attributed to the excellent acceptance of the Company's 1995 model year products. The Company is cautiously optimistic about the outlook for the remainder of the 1995 fiscal year; however, recent increases in interest rates by the Federal Reserve Board could have a detrimental effect on the Company's revenue growth.

Service revenues for the 13 weeks ended February 25, 1995 decreased $572,000 or
12.0 percent from the 13 weeks ended February 26, 1994. This decrease can be attributed to reduced revenues ($734,000 or 16.1 percent) by Cycle-Sat due to weak movie promotion activity.

Cost of manufactured products, as a percent of manufactured product revenue, was
85.7 percent for the 13 weeks ended February 25, 1995 compared to 87.3 percent for the 13 weeks ended February 26, 1994. This decrease can be attributed primarily to the increase in motor home sales and production volume.

Cost of services, as a percent of service revenue, increased to 65.2 percent from 57.6 percent when comparing the 13 weeks ended February 25, 1995 to the 13 weeks ended February 26, 1994. This increase in percentage can be attributed primarily to the decrease in Cycle-Sat revenues.

Selling and delivery expenses increased by $374,000 but decreased to 5.7 percent of net revenues from 6.3 percent of net revenues when comparing the 13 weeks ended February 25, 1995 to the comparable period of fiscal 1994. The increase in dollars can be attributed primarily to increases in advertising expenses. The decrease in percentage can be attributed primarily to the increase in revenues.

General and administrative expenses decreased by $618,000 when comparing the 13 weeks ended February 25, 1995 to the 13 weeks ended February 26, 1994. The decrease when comparing the two periods can be attributed primarily to a reduction in the Company's cost for postretirement benefits offset partially by increases in the Company's self-insurance reserves.

The Company had other expense of $126,000 during the 13 weeks ended February 25, 1995 compared to other expense of $94,000 during the 13 weeks ended February 26, 1994. The primary reason for the increase when comparing the two periods was the increase during the current period in the Company's provision for losses on the resale of motor homes repurchased by the Company under its repurchase agreements with financial institutions offset partially by an increase in lease income from the Company's public warehousing activities.

The Company had net financial income of $1,018,000 for the 13 weeks ended February 25, 1995 compared to income of $10,000 for the comparable period of fiscal 1994. The Company recorded $705,000 of realized and unrealized gains compared to $15,000 of gains in its marketable securities portfolio during the second quarters of fiscal 1995 and 1994, respectively. The Company recorded $106,000 of net interest income during the 13 weeks ended February 25, 1995 compared to net interest expense of $36,000 during the comparable period of fiscal 1994. Also recorded were foreign exchange gains of $207,000 and $31,000 for the 13 weeks ended February 25, 1995 and February 26, 1994, respectively.

The Company reported a $6,000,000 credit for income taxes during the quarter ended February 25, 1995 due to an increased likelihood that it will be able to realize a portion of its deferred tax assets in the future.

For the 13 weeks ended February 25, 1995, the Company reported net income of $12,085,000 or $.48 per share which included a net loss of $487,000 ($.02 per share) from Cycle-Sat operations. For the 13 weeks ended February 26, 1994, the Company reported net income of $1,281,000 or $.05 per share which included income of $99,000 from Cycle-Sat operations.


Twenty-Six Weeks Ended February 25, 1995 Compared to Twenty-Six Weeks Ended February 26, 1994

Net revenues of manufactured products for the 26 weeks ended February 25, 1995 increased $41,888,000 or 21.6 percent from the 26 weeks ended February 26, 1994. Motor home shipments increased by 613 units or 15.6 percent during the 26 weeks ended February 25, 1995 when compared to the first half of fiscal 1994. This growth in the Company's revenues is attributed to an excellent acceptance of the Company's 1995 model year products.

Service revenues for the 26 weeks ended February 25, 1995 increased $762,000 or
7.8 percent from the 26 weeks ended February 26, 1994. This increase can be attributed to an increase in revenues from established customers as well as revenues generated with new customers by Cycle-Sat.

Cost of manufactured products, as a percent of manufactured product revenue, was
85.8 percent for the 26 weeks ended February 25, 1995 compared to 86.6 percent for the 26 weeks ended February 26, 1994. This decrease can be attributed primarily to the increase in motor home sales and production volume.

Cost of services, as a percent of service revenue, increased to 59.1 percent from 57.9 percent when comparing the 26 weeks ended February 25, 1995 to the 26 weeks ended February 26, 1994. This increase in percentage can be attributed to decreases in Cycle-Sat's revenues during the second quarter of fiscal 1995.

Selling and delivery expenses increased by $426,000 but decreased to 5.1 percent of net revenues from 6.0 percent of net revenues when comparing the 26 weeks ended February 25, 1995 to the comparable period of fiscal 1994. The increase in dollars can be attributed primarily to increases in advertising expenses. The decrease in percentage can be attributed primarily to the increase in revenues.

General and administrative expenses decreased by $755,000 when comparing the first half of fiscal 1995 to the first half of fiscal 1994. The decrease when comparing the two periods can be attributed primarily to a reduction in the Company's cost for postretirement benefits offset partially by increases in the Company's self-insurance reserves.

The Company had other expense of $107,000 during the 26 weeks ended February 25, 1995 compared to other expense of $170,000 during the 26 weeks ended February 26, 1994. The primary reason for the decrease when comparing the two periods was an increase in lease income from the Company's public warehousing activities offset partially by an increase in the current period of the Company's provision for losses on the resale of motor homes repurchased by the Company under its repurchase agreements with financial institutions.

The Company had net financial income of $824,000 for the 26 weeks ended February 25, 1995 compared to income of $175,000 for the comparable period of fiscal 1994. The Company recorded foreign exchange gains of $313,000 and $26,000 for the 26 weeks ended February 25, 1995 and February 26, 1994, respectively. Recorded during the 26 weeks ended February 25, 1995 was $282,000 of realized and unrealized gains in the Company's marketable securities portfolio compared to gains of $84,000 during the 26 weeks ended February 26, 1994. The Company, also recorded $230,000 of net interest income during the first half of fiscal 1995 compared to net interest income of $65,000 during the first half of fiscal 1994.

For the 26 weeks ended February 25, 1995, the Company reported net income of $19,694,000 or $.78 per share which included the aforementioned $6,000,000 tax credit and income of $137,000 ($.01 per share) from Cycle-Sat operations. For the 26 weeks ended February 26, 1994, the Company reported income from operations of $5,023,000 or $.20 per share which included income of $340,000 ($.01 per share) from Cycle-Sat operations.

In fiscal 1994, the Company was required to adopt the remaining portion of FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" related to health care and other benefits. This change in accounting principle resulted in a cumulative non-cash charge at the beginning of fiscal 1994 of $20,420,000 or $.81 per share. With the adoption on FASB No. 106, the 26 weeks ended February 26, 1994 net loss was $15,397,000 or $.61 per share.

LIQUIDITY AND FINANCIAL CONDITION

Presently, the Company meets its working capital and capital equipment requirements and cash requirements of subsidiaries with funds generated internally and funds from agreements with financial institutions.

At February 25, 1995, working capital was $75,223,000 an increase of $16,700,000 from the amount at August 27, 1994. The Company's principal sources and uses of cash during the 26 weeks ended February 25, 1995 are set forth in the unaudited consolidated condensed statement of cash flows for that period.

Principal expected demands at February 25, 1995 on the Company's liquid assets for the remainder of fiscal 1995 include approximately $3,000,000 for capital expenditures consisting primarily of building additions, tooling, equipment replacement and new equipment. Subsequent to the quarter ended February 25, 1995, Cycle-Sat finalized the purchase of a majority of the assets of the T.F.I. Division of MPO Videotronics (MPO), a private company headquartered in Newbury Park, California, on March 31, 1995 for $10,100,000. Cycle-Sat is financing the acquisition through a term loan with Firstar Bank and terms provided by MPO which aggregate $8,600,000. The agreement with Firstar is guaranteed by Winnebago Industries, Inc.

Based upon available cash, marketable securities and financing resources, described in Note 4 as supplemented by the discussion in the preceding paragraph, management believes that the Company has adequate sources of funds to meet its remaining fiscal 1995 cash requirements.


Part II  Other Information

Item 1   Legal Proceedings

         Subsequent to the quarter ended February 25, 1995, the Company received a letter from Eileen Harrington, Associate Director for Marketing Practices of the Federal Trade Commission (FTC), dated March 28, 1995 in which she referenced the FTC's investigation of the Company's possible violations of Section 5 of the FTC Act in connection with its marketing and sale of the diesel-powered LeSharo and Phasar motor homes and Centauri vans and indicated that after further review of the matter, the FTC had concluded that no further action was warranted by the Commission at this time and that accordingly the investigation had been closed. The FTC had issued to the Company on April 23, 1991 Civil Investigative Demands to produce documents and answers to written interrogatories in connection with an investigation of whether the Company engaged in deceptive practices in selling approximately 7,800 of the aforedescribed vehicles which were produced between 1983 and 1986. After narrowing the FTC Civil Investigative Demands through a Motion to Quash and subsequent stipulated order, the Company produced responsive documents at its corporate offices in December, 1991 and January, 1992. The Company then had no further contact with the FTC for approximately 26 months when the Company's FTC counsel in Washington, DC received a letter dated March 22, 1994 from the FTC staff in which it was suggested that the FTC staff had concluded that the Company had engaged in violations of Section 5 of the FTC Act in connection with the marketing and sale of the subject vehicles. Such letter also suggested a willingness to pursue consent negotiations with the Company or otherwise that the staff would be preparing a recommendation to the Commission that it issue a complaint against the Company seeking consumer redress and other equitable relief.

Item 4   Submission of Matters to a Vote of Security Holders

         (a)  The annual meeting was held December 14, 1994.

         (b) The election of nine directors was the only shareholder business transacted at the annual meeting. The breakdown of the votes was as follows:


                                                   VOTES CAST         VOTES CAST          VOTES
                                                       FOR              AGAINST         ABSTAINED

                John K. Hanson                     22,442,742           18,476           74,720
                Gerald E. Boman                    22,449,108           12,110           74,720
                David G. Croonquist                22,454,839            6,379           74,720
                Fred G. Dohrmann                   22,448,377           12,841           74,720
                Keith D. Elwick                    22,456,194            5,024           74,720
                Donald W. Olson                    22,446,135           15,083           74,720
                Joseph M. Shuster                  22,459,318            1,900           74,720
                Frederick M. Zimmerman             22,460,318              900           74,720
                Francis L. Zrostlik                22,456,698            4,520           74,720


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


                                         WINNEBAGO INDUSTRIES, INC.
                                                 (Registrant)



Date   April 7, 1995                     /s/ Fred G. Dohrmann
                                         Fred G. Dohrmann
                                         President and Chief Executive Officer



Date   April 7, 1995                     /s/ Ed F. Barker
                                         Ed F. Barker
                                         Vice President, Controller and Chief
                                         Financial Officer


                                 EXHIBIT INDEX

4.c Amendment to Line of Credit Agreement and Term Loan Agreement among Winnebago Industries, Inc., Cycle-Sat, and Firstar Bank Cedar Rapids.

27       Financial Data Schedule - Article 5