Form 10-Q
period 1995-05-27
WINNEBAGO INDUSTRIES INC
filed 1995-07-11
CIK 107687

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q


(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        May 27, 1995


                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________

Commission file number  1-6403


                           WINNEBAGO INDUSTRIES, INC.

             (Exact name of registrant as specified in its charter)

          IOWA                                                 42-0803978
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

P. O. Box 152, Forest City, Iowa                                  50436
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (515) 582-3535

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____.

There were 25,338,042 shares of $.50 par value common stock outstanding on July 6, 1995.


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

   PART II.     OTHER INFORMATION                                                                                10 & 11



                          PART I FINANCIAL INFORMATION
                  WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


Dollars in thousands


                       ASSETS                                 May 27, 1995     August 27, 1994
                                                              (Unaudited)

CURRENT ASSETS
Cash and cash equivalents                                     $     2,118        $       847
Marketable securities                                               2,623              3,301
Receivables, less allowance for doubtful
   accounts ($1,586 and $1,545, respectively)                      36,010             36,602
Dealer financing receivables less allowance
   for doubtful accounts ($309 and $279, respectively)              8,643              8,565
Prepaid income taxes                                                6,498              - - -
Inventories                                                        68,389             55,450
Prepaid expenses                                                    3,815              3,870
Deferred income taxes                                               6,581              2,252

     Total current assets                                         134,677            110,887

PROPERTY AND EQUIPMENT, at cost
Land                                                                1,562              1,539
Buildings                                                          42,218             40,905
Machinery and equipment                                            78,668             75,139
Transportation equipment                                            7,958              7,985
                                                                  130,406            125,568
     Less accumulated depreciation                                 87,456             83,970

     Total property and equipment, net                             42,950             41,598

LONG-TERM NOTES RECEIVABLE, less allowances
    ($950 and $2,024, respectively)                                 2,228              4,884

INVESTMENT IN LIFE INSURANCE                                       16,320             15,479

NET DEFERRED INCOME TAXES                                           5,720              4,049

OTHER ASSETS                                                       14,785              4,851

TOTAL ASSETS                                                  $   216,680        $   181,748


See Unaudited Condensed Notes to Consolidated Financial Statements


                  WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


Dollars in thousands


LIABILITIES AND STOCKHOLDERS' EQUITY                                  May 27,1995   August 27, 1994
                                                                      (Unaudited)

CURRENT LIABILITIES
Current maturities of long-term debt                                  $     3,876     $    2,504
Notes payable                                                               3,000          2,300
Accounts payable, trade                                                    21,733         24,985
Accrued expenses:
     Insurance                                                              4,472          4,175
     Product warranties                                                     3,844          3,557
     Vacation liability                                                     3,600          3,241
     Promotional                                                            6,284          2,111
     Other                                                                  8,149          9,491

        Total current liabilities                                          54,958         52,364

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                               13,248          4,140

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                44,812         43,391

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                2,181          2,143

STOCKHOLDERS' EQUITY
Capital stock, common, par value $.50; authorized
   60,000,000 shares                                                       12,915         12,911
Additional paid-in capital                                                 23,675         24,175
Reinvested earnings                                                        70,490         49,270
                                                                          107,080         86,356
Less treasury stock, at cost                                                5,599          6,646

Total stockholders' equity                                                101,481         79,710

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $   216,680     $  181,748


See Unaudited Condensed Notes to Consolidated Financial Statements





                  WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands except per share data


                                          Thirteen Weeks Ended   Thirty-Nine Weeks Ended
                                          May 27,      May 28,       May 27,    May 28,
                                           1995         1994          1995       1994
Revenues:
  Manufactured products                    $ 118,338  $ 125,208    $ 354,066  $ 319,049
  Services                                     6,755      4,458       17,234     14,174
     Total net revenues                      125,093    129,666      371,300    333,223

Costs and Expenses:
  Cost of manufactured products              101,304    105,983      303,619    273,789
  Cost of services                             3,980      2,554       10,176      8,177
  Selling and delivery                         7,265      6,898       19,937     19,144
  General and administrative                   6,470      5,929       18,494     18,708
  Other (income) expense                         (62)       189           45        359
  Minority interest in net income
   of consol. subsidiary                          15         20           38        105
     Total costs and expenses                118,972    121,573      352,309    320,282

Operating income                               6,121      8,093       18,991     12,941

Financial income (expense)                       457       (758)       1,281       (583)

Income from operations
 before income taxes*                          6,578      7,335       20,272     12,358

Provision (credit) for income taxes            - - -      - - -       (6,000)     - - -

Income from operations*                        6,578      7,335       26,272     12,358
Cumulative effect of change
  in accounting principle                      - - -      - - -        - - -    (20,420)

Net income (loss)                          $   6,578  $   7,335    $  26,272  $  (8,062)

Income (loss) per common share:
  Income from operations*                  $     .26  $     .29    $    1.04  $     .49
  Cumulative effect of change
   in accounting principle                     - - -      - - -        - - -       (.81)
   Net income (loss)                      $      .26  $     .29    $    1.04  $    (.32)

Weighted average number of
  shares of common stock
  outstanding                                 25,317     25,209       25,268     25,170

* Before Cumulative Effect of Change in Accounting Principle.


See Unaudited Condensed Notes to Consolidated Financial Statements.



                  WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS



Dollars in thousands
Increase (decrease) in cash and cash equivalents                       Thirty-Nine Weeks Ended
                                                                    May 27,1995      May 28,1994

Cash flows from operating activities:
  Net income (loss)                                                $    26,272      $     (8,062)
Adjustments to reconcile net income (loss)
to net cash from operating activities:
  Cumulative effect of change in accounting principle                    - - -            20,420
  Employee stock bonus plan                                              - - -               437
  Depreciation and amortization                                          6,166             5,804
  Deferred income taxes                                                 (6,000)            - - -
  Realized and unrealized (losses) gains on investments, net              (355)              276
  Postretirement benefits other than pensions                            1,421             3,149
  Minority shareholders' portion of consolidated
   subsidiary                                                               38               105
  Other                                                                    819                99
Change in assets and liabilities:
  Decrease in accounts receivable                                        1,267               271
  Increase in inventories                                              (12,939)           (5,966)
  Increase (decrease) in accounts payable and accrued expenses           1,222            (4,262)
  Decrease in other categories, net                                     (6,443)           (2,646)
Net cash provided by operating activities                               11,468             9,625

Cash flows from investing activities:
  Investments in marketable securities                                  (3,135)           (8,945)
  Proceeds from the sale of marketable securities                        4,168             7,231
  Purchases of property and equipment                                   (8,216)           (6,565)
  Investments in dealer receivables                                    (25,607)          (26,338)
  Proceeds from dealer receivables                                      25,474            25,283
  Investment in other assets and notes receivable                      (12,074)           (4,205)
  Other                                                                  3,214               842
Net cash used by investing activities                                  (16,176)          (12,697)

Cash flows from financing activities and capital transactions:
  Net increase in notes payable                                          - - -             2,130
  Payments of long-term debt                                            (1,399)           (1,389)
  Proceeds from issuance of long-term debt                              11,879               858
  Payments of cash dividends                                            (5,052)            - - -
  Other                                                                    551               365
Net cash provided by financing activities and
   capital transactions                                                  5,979             1,964
Net increase (decrease) in cash and cash equivalents                     1,271            (1,108)

Cash and cash equivalents - beginning of period                            847            11,238

Cash and cash equivalents - end of period                          $     2,118      $     10,130


See Unaudited Condensed Notes to Consolidated Financial Statements.


                  WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
         UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of May 27, 1995, the consolidated results of operations for the 13 and 39 weeks ended May 27, 1995 and May 28, 1994, and the consolidated cash flows for the 39 weeks ended May 27, 1995 and May 28, 1994.

2. The results of operations for the 39 weeks ended May 27, 1995, are not necessarily indicative of the results to be expected for the full year. Service revenues, in the Consolidated Statements of Operations, consist of revenues generated by Cycle-Sat, Inc. (Cycle-Sat) and Winnebago Acceptance Corporation (WAC), subsidiaries of the Company.

3. Inventories are valued at the lower of cost or market, with cost being determined under the last-in, first-out (LIFO) method and market defined as net realizable value.

     Inventories are composed of the following (dollars in thousands):

                                                               May 27,             August 27,
                                                                1995                  1994

                       Finished Goods....................   $        29,914        $     21,675

                       Work In Process...................            13,621              13,807

                       Raw Materials.....................            39,525              33,800

                                                                     83,060              69,282
                       LIFO Reserve......................            14,671              13,832

                                                            $        68,389        $     55,450

4. Since March, 1992, the Company has had a $12,000,000 financing and security agreement with NationsCredit Corporation (NationsCredit) formerly Chrysler First Commercial Corporation. Terms of the agreement limit borrowings to the lesser of $12,000,000 or 75% of eligible inventory (fully manufactured recreation vehicles ready for delivery to a dealer). Borrowings are secured by the Company's receivables and inventory. The agreement requires a graduated interest rate based upon the bank's reference rate as defined in the agreement. The line of credit is available for a term of one year and continues during successive one-year periods unless either party provides at least 90-days' notice prior to the end of the one-year period to the other party that they wish to terminate the line of credit. The agreement prohibits any advances, loans, or additional guarantees of any obligation to any subsidiary or affiliate in excess of $5,000,000 or $7,500,000 in the aggregate for all subsidiaries and affiliates from the date of the agreement. The agreement also includes certain restrictive covenants including maintenance of minimum net worth, working capital and debt to equity ratio. As of May 27, 1995, the Company was in compliance with these covenants. There were no outstanding borrowings under the line of credit at May 27, 1995 or August 27, 1994.

     On January 31, 1995, the Company and Cycle-Sat amended the line of credit with Firstar Bank Cedar Rapids (Firstar) originally dated February 24, 1994. Terms of the amended agreement limit the amount advanced to the lesser of $4,500,000 or the sum of the base of 80 percent of Cycle-Sat's eligible accounts receivable and 50 percent of its inventory. The agreement contains restrictive covenants related to the maintenance of a minimum tangible net worth and other operating and debt ratios as defined in the agreement. As of May 27, 1995, Cycle-Sat was in compliance with these covenants. Borrowings under the line of credit are secured by Cycle-Sat's accounts receivable and inventories and have been guaranteed by the Company. The line of credit expires February 1, 1996. The outstanding balance under the line of credit at May 27, 1995 was $3,000,000 with an interest rate of 7.8125 percent per annum (90-day LIBOR plus 1.5 percent) and at August 27, 1994, $2,300,000 with an interest rate of 9.0 percent per annum. As of May 27, 1995, Cycle-Sat had $1,036,000 of unused borrowings available.

5. It is customary practice for companies in the recreation vehicle industry to enter into repurchase agreements with lending institutions which have provided wholesale floor plan financing to dealers. The Company's agreements provide for the repurchase of its products from the financing institution in the event of repossession upon a dealer's default. The Company was contingently liable for approximately $147,248,000 and $118,954,000 under repurchase agreements with lending institutions as of May 27, 1995, and August 27, 1994, respectively. Included in these contingent liabilities are approximately $49,497,000 and $36,231,000, respectively, of certain dealer receivables subject to recourse agreements with ITT Commercial Finance Corporation, NationsCredit and John Deere Credit, Inc.

6. Fiscal year-to-date the Company paid cash for the following (dollars in thousands):

                  Thirty-Nine Weeks Ended
                      May 27,  May 28,
                       1995     1994
       Interest       $1,023   $  870
       Income Taxes    6,989    2,809

7. At May 27, 1995, Postretirement Health Care and Deferred Compensation Benefits included postretirement benefits related to health care and other benefits of $24,148,000 and deferred compensation of $20,664,000.

     Net postretirement benefit cost for the 13 and 39 weeks ended May 27, 1995 consisted of the following components:

                                                Thirteen     Thirty-Nine
                                                 Weeks          Weeks
       Service cost - benefits
        earned during the period             $   262,000    $   785,000
       Interest cost on accumulated
        postretirement benefit obligation        292,000        878,000
       Amortization of (gain)/loss               (95,000)      (285,000)
                                             $   459,000    $ 1,378,000


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

     A reconciliation of the expected income tax provision at Federal statutory rates with the amount provided for the 13 and 39 weeks ended May 27, 1995 is as follows (dollars in thousands):

                                                       Thirteen     Thirty-Nine
                                                         Weeks         Weeks
       U.S. Federal Statutory Rate                     $   2,302    $   7,095
       Other                                                 (65)        (224)
       Reduction of Valuation Allowance                   (2,237)     (12,871)
              TOTAL                                    $      --    $  (6,000)

     For the 13 and 39 weeks ended May 28, 1994, the tax expense associated with the current income was equal to the reduction of the valuation allowance.





          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 27, 1995 Compared to Thirteen Weeks Ended May 28, 1994

Net revenues of manufactured products for the 13 weeks ended May 27, 1995 decreased $6,870,000 or 5.5 percent from the 13 week period ended May 28, 1994. Motor home shipments decreased by 261 units or 10.3 percent during the 13 weeks ended May 27, 1995 when compared to the third quarter of fiscal 1994. The reduction in Company's revenues during the third quarter of fiscal l995 when compared to the third quarter of fiscal 1994 were a result of an industry-wide softness in motor home sales activity due in part to interest rate increases. The reduction in unit shipments reflects a larger reduction, as a percentage, as the Company's shipments have shifted to larger units during fiscal 1995. Demands for the Company's products should improve when interest rates trend downward and become more stable in the future.

Service revenues for the 13 weeks ended May 27, 1995 increased $2,297,000 or
51.5 percent from the 13 weeks ended May 28, 1994. This increase is attributed to increased revenues ($2,166,000 or 50.7 percent) by Cycle-Sat due to the recent acquisition of the majority of the assets of the T.F.I. Division of MPO Videotronics (T.F.I.).

Cost of manufactured products, as a percent of manufactured product revenue, was
85.6 percent for the 13 weeks ended May 27, 1995 compared to 84.6 percent for the 13 weeks ended May 28, 1994. This increase is attributed to a reduction in the production volume.

Cost of services, as a percent of service revenue, increased to 58.9 percent from 57.3 percent when comparing the 13 weeks ended May 27, 1995 to the 13 weeks ended May 28, 1994. This increase in percentage is attributed primarily to an increase in Cycle-Sat's operating costs associated with the distribution of commercials.

Selling and delivery expenses increased by $367,000 to 5.8 percent of net revenue from 5.3 percent of net revenue when comparing the 13 weeks ended May 27, 1995 to the 13 weeks ended May 28, 1994. The primary reason for the increase in dollars was an increase in the Company's promotional and advertising expenses.

General and administrative expenses increased by $541,000 to 5.2 percent of net revenue from 4.6 percent of net revenue when comparing the 13 weeks ended May 27, 1995 to the 13 weeks ended May 28, 1994. The primary reasons for the increase in general and administrative expenses were increased costs incurred by Cycle-Sat and by the Company's increases in provisions for product liability expense during the thirteen weeks ended May 27, l995 when compared to the 13 weeks ended May 28, 1994.

The Company had net financial income of $457,000 for the 13 weeks ended May 27, 1995 compared to expense of $758,000 for the comparable period of fiscal 1994. The Company recorded $72,000 of realized and unrealized gains compared to $360,000 of losses in its marketable securities portfolio during the third quarters of fiscal 1995 and 1994, respectively. The Company recorded $233,000 of net interest expense during the 13 weeks ended May 27, 1995 compared to net interest expense of $322,000 during the comparable period of fiscal 1994. Also recorded were foreign exchange translation gains of $438,000 and losses of $62,000 for the 13 week periods ended May 27, 1995 and May 28, 1994, respectively.

For the 13 weeks ended May 27, 1995, the Company reported net income of $6,578,000 or $.26 per share which included net income of $58,000 from Cycle-Sat operations. For the 13 weeks ended May 28, 1994, the Company reported net income of $7,335,000 or $.29 per share which included income of $80,000 from Cycle-Sat operations.

Thirty-Nine Weeks Ended May 27, 1995 Compared to Thirty-Nine Weeks Ended May 28, 1994

Net revenues of manufactured products for the 39 weeks ended May 27, 1995 increased $35,017,000 or 11.0 percent from the 39 weeks ended May 28, 1994. Motor home shipments increased by 352 units or 5.4 percent during the 39 weeks ended May 27, 1995 when compared to the 39 weeks ended May 28, 1994. This growth in the Company's revenues is attributed to the strong demand for the Company's 1995 model year products during the first half of the 1995 fiscal year.

Service revenues for the 39 weeks ended May 27, 1995 increased $3,060,000 or
21.6 percent from the 39 weeks ended May 28, 1994. This increase can be attributed to an increase in revenues from established customers, revenues generated with new customers and revenues generated through the recent acquisition of T.F.I.

Cost of manufactured products, as a percent of manufactured product revenue, was
85.8 percent for both 39 week periods ending May 27, 1995 and May 28, 1994.

Cost of services, as a percent of service revenues, increased to 59.0 percent from 57.7 percent when comparing the 39 weeks ended May 27, 1995 to the 39 weeks ended May 28, 1994. This increase in percentage can be attributed primarily to an increase in Cycle-Sat's operating costs associated with the distribution of commercials.

Selling and delivery expenses increased by $793,000 but decreased to 5.4 percent of net revenues from 5.7 percent of net revenues when comparing the 39 weeks ended May 27, 1995 to the comparable period of fiscal 1994. This increase in dollars can be attributed primarily to increases in the Company's promotional and advertising expenses.

General and administrative expenses decreased by $214,000 when comparing year-to-date fiscal 1995 to fiscal 1994. The decrease when comparing the two periods can be attributed primarily to a reduction in the Company's cost for postretirement benefits offset partially by increases in costs incurred by Cycle-Sat and in the Company's provisions for product liability expenses.

The Company had other expense of $45,000 during the 39 weeks ended May 27, 1995 compared to expense of $359,000 during the 39 weeks ended May 28, 1994. The primary reason for the decrease when comparing the two periods was an increase in lease income from the Company's public warehousing activities.

The Company had net financial income of $1,281,000 for the 39 weeks ended May 27, 1995 compared to expense of $583,000 for the comparable period of fiscal 1994. The Company recorded foreign exchange translation gains of $706,000 during the 39 weeks ended May 27, 1995 compared to losses of $35,000 during the 39 weeks ended May 28, 1994. Recorded during the 39 weeks ended May 27, 1995 was $355,000 of realized and unrealized gains in the Company's marketable securities portfolio compared to losses of $276,000 during the 39 weeks ended May 28, 1994. The Company also recorded $3,000 and $257,000 of net interest expense during year-to-date fiscal periods ended May 27, 1995 and May 28, 1994, respectively.

For the 39 weeks ended May 27, 1995, the Company reported net income of $26,272,000 or $1.04 per share which included a $6,000,000 credit for income taxes and income of $195,000 ($.01 per share) from Cycle-Sat operations. For the 39 weeks ended May 28, 1994, the Company reported income from operations of $12,358,000 or $.49 per share which included income of $420,000 ($.02 per share) from Cycle-Sat operations.

In fiscal 1994, the Company was required to adopt the portion of FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" related to health care and other benefits. This change in accounting principle resulted in a cumulative non-cash charge at the beginning of fiscal 1994 of $20,420,000 or $.81 per share. With the adoption of FASB No. 106, the 39 weeks ended May 28, 1994 net loss was $8,062,000 or $.32 per share.

LIQUIDITY AND FINANCIAL CONDITION

Presently, the Company meets its working capital and capital equipment requirements and cash requirements of subsidiaries with funds generated internally and funds from agreements with financial institutions.

At May 27, 1995, working capital was $79,719,000 an increase of $21,196,000 from the amount at August 27, 1994. The Company's principal sources and uses of cash during the 39 weeks ended May 27, 1995 are set forth in the unaudited consolidated condensed statement of cash flows for that period.

Principal expected demands at May 27, 1995 on the Company's liquid assets for the remainder of fiscal 1995 include approximately $1,900,000 for capital expenditures consisting primarily of building additions, tooling, equipment replacement and new equipment.

Based upon available cash, marketable securities and financing resources, described in Note 4, management believes that the Company has adequate sources of funds to meet its remaining fiscal 1995 cash requirements.




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


                                             WINNEBAGO INDUSTRIES, INC.
                                                     (Registrant)



Date  July 6, 1995                        /s/ Fred G. Dohrmann
                                          Fred G. Dohrmann
                                          President and Chief Executive Officer



Date  July 6, 1995                        /s/ Ed F. Barker
                                          Ed F. Barker
                                          Vice President, Controller and Chief
                                           Financial Officer