Form 10-K
period 1995-08-26
WINNEBAGO INDUSTRIES INC
filed 1995-11-22
CIK 107687

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

     (Mark One)

(X)  Annual report pursuant to section 13 or 15(d) of the Securities
     Exchange Act of 1934 (Fee Required) for the fiscal year ended August 26, 1995; or

( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
     For the transition period from _____________________ to __________________

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

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K ___.

     Aggregate market value of the common stock held by non-affiliates of the Registrant on October 16, 1995: $108,784,611 (14,036,724 shares at closing price on New York Stock Exchange of $7.75).

     Common stock outstanding on November 17, 1995, 25,345,993 shares.



                      DOCUMENTS INCORPORATED BY REFERENCE

1. The Winnebago Industries, Inc. Annual Report to Shareholders for the fiscal year ended August 26, 1995, portions of which are incorporated by reference into Part II hereof.

2. The Winnebago Industries, Inc. Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 13, 1995, portions of which are incorporated by reference into Part III hereof.



                           WINNEBAGO INDUSTRIES, INC.

                                   FORM 10-K

                Report for the Fiscal Year Ended August 26, 1995


                                     PART I


ITEM 1.   Business

GENERAL

Winnebago Industries, Inc. is a leading U.S. manufacturer of motor homes, self-contained recreation vehicles used primarily in leisure travel and outdoor recreation activities. Motor home sales by the Company represented more than 80 percent of its revenues in each of the past five fiscal years. The Company's motor homes are sold through dealer organizations primarily under the Winnebago, Itasca, Vectra, Rialta and Luxor brand names.

Other products manufactured by the Company consist principally of extruded aluminum and a variety of component products for other manufacturers. Service revenues during fiscal 1995, 1994 and 1993 consisted principally of revenues from satellite courier and tape duplication services and revenues from floor plan and rental unit financing of dealer inventories of the Company's products. Additionally in fiscal years 1993, 1992 and 1991, service revenues included revenues from contract assembly of a variety of electronic products.

The Company was incorporated under the laws of the state of Iowa on February 12, 1958, and adopted its present name on February 28, 1961. The Company's executive offices are located at 605 West Crystal Lake Road in Forest City, Iowa. Unless the context indicates otherwise, the term "Company" refers to Winnebago Industries, Inc. and its subsidiaries.


PRINCIPAL PRODUCTS

The Company determined it was appropriate to define its operations into three business segments for fiscal 1995 (See Note 17, "Business Segment Information" in the Company's Annual Report to Shareholders for the year ended August 26,
1995). However, during each of the last five fiscal years, at least 87% of the revenues of the Company were derived from recreational vehicle products.

The following table sets forth the respective contribution to the Company's net revenues by product class for each of the last five fiscal years (dollars in thousands):

                                                Fiscal Year Ended (1)

                           August 26,   August 27,   August 28,   August 29,   August 31,
                              1995         1994         1993         1992         1991

Motor Homes ..............$  402,435  $   385,319   $  326,861   $  245,908    $180,878
                                83.1%        85.2%        85.1%        83.4%       81.2%
Other Recreation
    Vehicle Revenues (2) ..   21,446       21,903       17,655       17,126      15,586
                                 4.4%         4.8%         4.6%         5.8%        7.0%
Other Manufactured Products
    Revenues (3) ..........   35,028       25,184       20,344       18,090      13,974
                                 7.2%         5.6%         5.3%         6.1%        6.3%
        Total Manufactured
         Products Revenues.  458,909      432,406      364,860      281,124     210,438
                                94.7%        95.6%        95.0%        95.3%       94.5%

Service Revenues (4) ......   25,668       19,710       19,223       13,870      12,210
                                 5.3%         4.4%         5.0%         4.7%        5.5%

Total Net Revenues .......$  484,577   $  452,116   $  384,083   $  294,994    $222,648
                               100.0%       100.0%       100.0%       100.0%      100.0%


(1) The fiscal year ended August 31, 1991 contained 53 weeks; all other fiscal years in the table contained 52 weeks.

(2)  Primarily recreation vehicle related parts, service and van conversions.

(3) Principally sales of extruded aluminum and component products for other manufacturers.

(4) Principally Cycle-Sat, Inc. (Cycle-Sat) revenues from satellite courier and tape duplication services. Also includes in years prior to the year ended August 27, 1994, North Iowa Electronics, Inc. (NIE) revenues from contract assembly of a variety of electronic products; and in the last three fiscal years, Winnebago Acceptance Corporation (WAC) revenues from dealer financing.

Unit sales of the Company's principal recreation vehicles for the last five fiscal years were as follows:

                                    Fiscal Year Ended (1)
                 August 26,  August 27,  August 28,  August 29,  August 31,
                       1995        1994        1993        1992        1991
Motor Homes
    Class A .......   5,993       6,820       6,095       4,161       2,814
    Class B .......   1,014         376         ---         ---         ---
    Class C .......   2,853       1,862       1,998       2,425       2,647
         Total ....   9,860       9,058       8,093       6,586       5,461

Van Conversions (2)     119       1,020       1,103         876         842

(1) The fiscal year ended August 31, 1991 contained 53 weeks; all other fiscal years in the table contained 52 weeks.

(2)  During fiscal 1995, the Company discontinued its van conversion operations.


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

Presently, the Company meets its working capital and capital equipment requirements and cash requirements of subsidiaries with funds generated internally and funds from agreements with financial institutions. Since March 26, 1992, the Company has had a financing and security agreement with NationsCredit Corporation, formerly Chrysler First Commercial Corporation. Additionally, in February 1995, the Company and Cycle-Sat entered into a $4,500,000 line of credit with Firstar Bank Cedar Rapids. (See Note 8, Notes Payable, in the Company's Annual Report to Shareholders for the year ended August 26, 1995.)

RECREATION VEHICLES

MOTOR HOMES - A motor home is a self-propelled mobile dwelling used primarily as a temporary dwelling during vacation and camping trips.

Recreation Vehicle Industry Association (RVIA) classifies motor homes into three types (Class A, Class B and Class C). Winnebago currently manufactures and sells all three types.

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

Except for the Company's new Rialtas, the Company's motor homes are sold with a basic warranty against defects in workmanship or materials for a period of 12 months or 15,000 miles, whichever occurs first. The Company's new Rialtas are sold with a basic warranty package for a period of 24 months or 24,000 miles, whichever occurs first. At the expiration of the basic warranty period, the first owner receives a 36-month or 36,000-mile, whichever occurs first, limited warranty against delamination on the sidewalls and back walls.

The Company's motor homes are sold by dealers in the retail market at prices ranging from approximately $32,000 to more than $219,000, depending on size and model, plus optional equipment and delivery charges.

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

CYCLE-SAT, INC. - Through the use of the latest innovations in satellite, fiber optic and digital technologies, Cycle-Sat has grown to become a leading high-speed distributor of television and radio commercials. To this end, Cycle-Sat employs a satellite-assisted duplication center in Memphis, Tennessee and a satellite network in place at approximately 550 television stations in the U.S. and Canada. The Company's patented Cyclecypher equipment allows the direct and automatic distribution of television commercials and traffic instructions to specific television and radio stations. Ancillary services include audio and video post production services and the operation of two satellite news gathering vehicles, (sold subsequent to August 26, 1995 fiscal year end) which are leased to provide spot news coverage of sports events and for corporate videoconferences.

During fiscal 1995, Cycle-Sat finalized the purchase of a majority of the assets of the TFI division of MPO Videotronics, a private company headquartered in Newbury Park, California.

WINNEBAGO ACCEPTANCE CORPORATION - WAC engages in floor plan and rental unit financing for a limited number of the Company's dealers.

DISCONTINUED ACTIVITIES - The Company discontinued its van conversion operations in fiscal 1995.

The Company sold a majority of the assets of North Iowa Electronics, Inc., a contract assembler of a variety of electronic products, on August 8, 1993. See
Note 3, Sale of North Iowa Electronics, Inc. in the Company's Annual Report to Shareholders for the year ended August 26, 1995.


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

Most of the raw materials and components utilized by the Company are obtainable from numerous sources. The Company believes that substitutes for raw materials and components, with the exception of chassis, would be obtainable with no material impact on the Company's operations. The Company purchases Class A and C chassis and engines from General Motors Corporation - Chevrolet Division and Ford Motor Company; Class C chassis and engines from Volkswagen of America, Inc.; and Class A chassis and engines from Freightliner Custom Chassis Corporation and Spartan Motors, Inc. Class B chassis and engines from Volkswagen of America, Inc. are utilized in the Company's EuroVan Camper. Only two vendors accounted for as much as five percent of the Company's purchases in fiscal 1995, Ford Motor Company and General Motors Corporation (approximately 28 percent, in the aggregate).

Motor home bodies are made principally of Thermo-Panel materials: the lamination of aluminum and/or fiberglass, extruded polystyrene foam and plywood into lightweight rigid structural panels by a process developed by the Company. These panels are cut to form the floor, roof and sidewalls. Additional structural strength is provided by Thermo-Steel(R) construction, which combines Thermo-Panel materials and a framework of heavy gauge steel reinforcement at structural stress points. The body is designed to meet Winnebago safety standards, with most models subjected to computer stress analysis. Certain models of motor homes are made in part of other materials such as aluminum, fiberglass and plastic.

The Company manufactures picture windows, lavatories, and all of the doors, cabinets, shower pans, waste holding tanks, wheel wells and sun visors used in its recreation vehicles. In addition, the Company produces most of the bucket seats, upholstery items, lounge and dinette seats, seat covers, mattresses, decorator pillows, curtains and drapes.

The Company produces substantially all of the raw, anodized and powder-painted aluminum extrusions used for interior and exterior trim in its recreation vehicles. The Company also sells aluminum extrusions to over 130 customers.

DISTRIBUTION AND FINANCING

The Company markets its recreation vehicles on a wholesale basis to a broadly diversified dealer organization located throughout the United States and, to a limited extent, in Canada and other foreign countries. Foreign sales, including Canada, were less than ten percent of net revenues in fiscal 1995. As of August 26, 1995, the motor home dealer organization included approximately 360 dealers, compared to approximately 325 dealers at August 27, 1994. During fiscal 1995, ten dealers accounted for approximately 25 percent of motor home unit sales, and only one dealer accounted for more than seven percent (7.2%) of motor home unit sales.

Winnebago Industries Europe GmbH, a wholly-owned subsidiary, was formed in fiscal 1992 to expand the Company's presence in Europe. (See Note 17, Business Segment Information, in the Company's Annual Report to Shareholders for the year ended August 26, 1995.)

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

At August 26, 1995, the Company had a staff of 32 people engaged in field sales and service to the motor home dealer organization.

The Company advertises and promotes its products through national RV magazines and cable TV networks and on a local basis through trade shows, television, radio and newspapers, primarily in connection with area dealers.

Substantially all sales of recreation vehicles to dealers are made on cash terms. Most dealers are financed on a "floor plan" basis under which a bank or finance company lends the dealer all, or substantially all, of the purchase price, collateralized by a lien upon, or title to, the merchandise purchased. Upon request of a lending institution financing a dealer's purchases of the Company's products, and after completion of a credit investigation of the dealer involved, the Company will execute a repurchase agreement. These agreements provide that, in the event of default by the dealer on the dealer's agreement to pay the lending institution, the Company will repurchase the financed merchandise. The agreements provide that the Company's liability will not exceed 100 percent of the invoice price and provide for periodic liability reductions based on the time since the date of the invoice. The Company's contingent liability on all repurchase agreements was approximately $120,487,000 and $118,954,000 at August 26, 1995 and August 27, 1994, respectively. Included in these contingent liabilities are approximately $37,616,000 and $36,231,000, respectively, of certain dealer receivables subject to recourse, (See Note 11, Contingent Liabilities and Commitments in the Company's Annual Report to Shareholders for the year ended August 26, 1995). The Company's contingent liability under repurchase agreements varies significantly from time to time, depending upon seasonal shipments, competition, dealer organization, gasoline supply and availability of bank financing.

COMPETITION

The recreation vehicle market is highly competitive, both as to price and quality of the product. The Company believes its principal marketing advantages are the quality of its products, its dealer organization, its warranty and service capability and its marketing techniques. The Company also believes that its prices are competitive to competitions' units of comparable size and quality.

The Company is a leading manufacturer of motor homes. For the 12 months ended August 31, 1995, RVIA reported factory shipments of 34,300 Class A motor homes, 3,900 Class B motor homes and 17,000 Class C motor homes. Unit sales of such products by the Company for the last five fiscal years are shown elsewhere in this report. The Company is not a significant factor in the markets for its other recreation vehicle products and its non-recreation vehicle products and services, except for the markets serviced by Cycle-Sat, which is a major factor in the satellite courier and tape duplication business.

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

The Company has several registered trademarks, including Winnebago, Itasca, Chieftain, Minnie Winnie, Brave, Passage, Sunrise, Adventurer, Spirit, Suncruiser, Sundancer, Sunflyer, Warrior, Vectra, Thermo-Panel and Thermo-Steel.

RESEARCH AND DEVELOPMENT

During fiscal 1995, 1994 and 1993, the Company spent approximately $2,216,000, $1,704,000 and $1,077,000, respectively, on research and development activities. These activities involved the equivalent of 23, 30 and 17 full-time employees during fiscal 1995, 1994 and 1993, respectively.

HUMAN RESOURCES

As of September 1, 1995, 1994 and 1993, the Company employed approximately 3,010, 3,150 and 2,770 persons, respectively. Of these, approximately 2,240, 2,300 and 2,090 persons, respectively, were engaged in manufacturing and shipping functions. None of the Company's employees are covered under a collective bargaining agreement.


ITEM 2.  Properties

The Company's manufacturing, maintenance and service operations are conducted in multi-building complexes, containing an aggregate of approximately 1,452,000 square feet in Forest City, Iowa. The Company also owns 698,000 square feet of warehouse facilities located in Forest City. The Company leases approximately 235,000 square feet of its unoccupied manufacturing facilities in Forest City to others. The Company also owns a manufacturing facility (74,000 square feet) in Hampton, Iowa. The Company leases a storage facility (25,000 square feet) in Hampton, Iowa and a manufacturing facility (17,200 square feet) in Lorimor, Iowa. Leases on the above facilities expire at various dates, the earliest of which is March, 1996. In fiscal 1989, the Company purchased a 308,000 square foot shopping mall on 30 acres in Temple, Texas. At August 26, 1995, the Company had leased a majority of the mall to various retail stores. In fiscal 1993, Winnebago Industries Europe GmbH purchased a distribution and service facility in Kirkel, Germany. The facility has approximately 16,700 square feet and is located on approximately six acres of land. The Company also owns a 14,400 square foot facility in Forest City which is leased to Cycle-Sat. The Company's facilities in Forest City are located on approximately 784 acres of land, all owned by the Company.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

Not Applicable.



Executive Officers of the Registrant


NAME                         OFFICE (YEAR FIRST ELECTED AN OFFICER)                             AGE
John K. Hanson +             Chairman of the Board (1958)                                        82
Fred G. Dohrmann +           President & Chief Executive Officer (1989)                          63
Bruce D. Hertzke             Chief Operating Officer (1989)                                      44
Raymond M. Beebe             Vice President, General Counsel & Secretary (1974)                  53
Edwin F. Barker              Vice President, Controller & Chief Financial Officer (1980)         48
Jerome V. Clouse             Vice President, Treasurer & International Development (1980)        52
Paul D. Hanson               Vice President, Strategic Planning (1993)                           49
James P. Jaskoviak           Vice President, Sales and Marketing (1994)                          43


+  Director

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

                                    PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

Reference is made to information concerning the market for the Company's common stock, cash dividend and related stockholder matters on page 32 and the inside back cover of the Company's Annual Report to Shareholders for the year ended August 26, 1995, which information is incorporated by reference herein. On October 19, 1995, the Board of Directors declared a cash dividend of $.10 per common share payable December 4, 1995 to shareholders of record on November 3, 1995. The Company did not pay any dividends during fiscal years 1994 or 1993.

ITEM 6. Selected Financial Data

Reference is made to the information included under the caption "Selected Financial Data" on page 30 of the Company's Annual Report to Shareholders for the year ended August 26, 1995, which information is incorporated by reference herein.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 27 through 29 of the Company's Annual Report to Shareholders for the year ended August 26, 1995, which information is incorporated by reference herein.

ITEM 8. Financial Statements and Supplementary Data

The consolidated financial statements of the Company which appear on pages 10 through 26 and the report of the independent accountants which appears on page 31, and the supplementary data under "Interim Financial Information (Unaudited)" on page 30 of the Company's Annual Report to Shareholders for the year ended August 26, 1995, are incorporated by reference herein.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.


                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

Reference is made to the information included under the caption "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 13, 1995, which information is incorporated by reference herein.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than 10 percent of the Company's common stock (collectively "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and the New York Stock Exchange. Reporting Persons are required by the SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received or written representations from certain Reporting Persons that no Forms 5 were required for those persons, the Company believes that, during fiscal year 1995, all the Reporting Persons complied with all applicable filing requirements with the exception of the inadvertent late filing by Mr. Paul D. Hanson, Vice President-Strategic Planning, of one Form 4 reporting a single sale of Common Stock and the inadvertent late filing by Mr. Frederick M. Zimmerman, a director of the Company, of one Form 4 reporting a single purchase of Common Stock.

ITEM 11. Executive Compensation

Reference is made to the information included under the caption "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 13, 1995, which information is incorporated by reference herein.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Reference is made to the share ownership information included under the caption "Voting Securities and Principal Holders Thereof" in the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 13, 1995, which information is incorporated by reference herein.

ITEM 13. Certain Relationships and Related Transactions

Reference is made to the information included under the caption "Certain Transactions with Management" in the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 13, 1995, which information is incorporated by reference herein.

                                    PART IV

ITEM 14. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K

(a)  1.   The consolidated financial statements of the Company are incorporated by reference in ITEM 8 and an index to financial statements appears on page 13 of this report.

     2. Consolidated Financial Statement Schedules Winnebago Industries, Inc. and Subsidiaries

                                                                           PAGE
               Report of Independent Public Accountants on Supplemental
                Financial Schedule                                          14
          II.  Valuation and Qualifying Accounts                            15

          All schedules, other than those indicated above, are omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto.

(a)  3.   Exhibits

          See Exhibit Index on page 16.

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

                                          WINNEBAGO INDUSTRIES, INC.


                                          By /s/ John K. Hanson
                                             Chairman of the Board


Date:    November 17, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 17, 1995, by the following persons on behalf of the Registrant and in the capacities indicated.



SIGNATURE                               CAPACITY


/s/ John K. Hanson
John K. Hanson                          Chairman of the Board and Director

/s/ Fred G. Dohrmann
Fred G. Dohrmann                        President, Chief Executive Officer and
                                        Director

/s/ Edwin F. Barker
Edwin F. Barker                         Vice President, Controller and Chief
                                        Financial Officer

/s/ Gerald E. Boman
Gerald E. Boman                         Director

/s/ Keith D. Elwick
Keith D. Elwick                         Director

/s/ David G. Croonquist
David G. Croonquist                     Director

/s/ Joseph M. Shuster
Joseph M. Shuster                       Director

/s/ Frederick M. Zimmerman
Frederick M. Zimmerman                  Director

/s/ Francis L. Zrostlik
Francis L. Zrostlik                     Director

/s/ Donald W. Olson
Donald W. Olson                         Director





                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES                      *PAGE

Independent Auditors' Report                                       31
Consolidated Balance Sheets                                      10 - 11
Consolidated Statements of Operations                              12
Consolidated Statements of Changes in Stockholders' Equity         14
Consolidated Statements of Cash Flows                              13
Notes to Consolidated Financial Statements                       15 - 26



* Refers to respective pages in the Company's 1995 Annual Report to Shareholders, a copy of which is attached hereto, which pages are incorporated herein by reference.




INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholder
Winnebago Industries, Inc.
Forest City, Iowa

We have audited the consolidated financial statements of Winnebago Industries, Inc. and subsidiaries (the Company) as of August 26, 1995 and August 27, 1994 and for each of the three years in the period ended August 26, 1995 and have issued our report thereon dated October 19, 1995, which includes an explanatory paragraph regarding the Company' s change in its method of accounting for post-retirement health care and other benefits during the year ended August 27, 1994: Such consolidated financial statements and report are included in your fiscal 1995 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Winnebago Industries, Inc. and subsidiaries, as listed in Item 14(a)2. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
October 19, 1995


                  WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS




                                                                            (Dollars in thousands)
         COLUMN                       COLUMN                COLUMN            COLUMN       COLUMN E        COLUMN F
            A                            B                    C                  D
                                                          ADDITIONS
                                    BALANCE AT     CHARGED TO   BAD DEBTS    DEDUCTIONS                    BALANCE
                                    BEGINNING      COST AND     RECOVERIES   CHARGE-OFFS                  AT END OF
PERIOD AND DESCRIPTION              OF PERIOD      EXPENSES                                  OTHER*         PERIOD

Year Ended August 26, 1995:
     Allowance for doubtful
          accounts receivable        $1,545        $  (212)        $ 39        $  188      $  - - -         $1,184
     Allowance for doubtful
        dealer receivables              279             47           11            82         - - -            255
     Allowance for excess and
          obsolete inventory          1,370          1,425        - - -         2,126         - - -            669
     Allowance for doubtful
          notes receivable            2,024          - - -        - - -         1,074         - - -            950

Year Ended August 27, 1994:
     Allowance for doubtful
          accounts receivable         2,798           (443)       - - -           260          (550)         1,545
     Allowance for doubtful
          dealer receivables            290            (40)          29         - - -         - - -            279
     Allowance for excess and
          obsolete inventory            939          1,051        - - -           620         - - -          1,370
     Allowance for doubtful
          notes receivable            1,362            122          210           220           550          2,024

Year Ended August 28, 1993:
     Allowance for doubtful
          accounts receivable         1,146            540            1           273         1,384          2,798
     Allowance for doubtful
          dealer receivables          - - -            113            3           143           317            290
     Allowance for excess and
          obsolete inventory          1,562            777        - - -         1,400         - - -            939
     Allowance for doubtful
          notes receivable            1,427            843        - - -           232          (676)         1,362



* Includes transfers of reserves from doubtful dealer receivables to doubtful accounts and from doubtful accounts to long-term notes receivable.



                                 EXHIBIT INDEX


  3a. Articles of Incorporation previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 27, 1988 (Commission File Number 1-6403), and incorporated by reference herein.

  3b. Amended Bylaws of the Registrant previously filed with the Registrant's Annual Report Form 10-K for the fiscal year ended August 27, 1994 (Commission File Number 1-6403) and incorporated by reference herein.

  4a. Restated Inventory Floor Plan Financing Agreement between Winnebago Industries, Inc. and NationsCredit Corporation previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 27, 1994 (Commission File Number 1-6403), and incorporated by reference herein and the First Amendment dated October 31, 1995 thereto.

  4b. Restated Financing and Security Agreement dated July 6, 1995 between Winnebago Industries, Inc. and NationsCredit Commercial Corporation.

  4c. Line of Credit Agreement dated February 24, 1994, among Winnebago Industries, Inc., Cycle-Sat and Firstar Bank Cedar Rapids previously filed with the Registrant's quarterly report on Form 10-Q for the quarter ended February 26, 1994 (Commission File Number 1-6403) and an amendent thereto previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 25, 1995 (Commission File Number 1-6403), and both incorporated by reference herein.

10a. Winnebago Industries, Inc. Stock Option Plan for Outside Directors previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 29, 1992 (Commission File Number 1-6403), and incorporated by reference herein.

10b.   Amendment to Winnebago Industries, Inc. Deferred Compensation Plan.

10c. Amendment to Winnebago Industries, Inc. Profit Sharing and Deferred Savings and Investment Plan.

10d. Winnebago Industries, Inc. Book Unit Rights Plan previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 29, 1987 (Commission File Number 1-6403), and incorporated by reference herein.

10e. Winnebago Industries, Inc. 1987 Non-Qualified Stock Option Plan previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 29, 1987 (Commission File Number 1-6403), and incorporated by reference herein.

10f.   Winnebago Industries, Inc. RV Incentive Compensation Plan.

13. Winnebago Industries, Inc. Annual Report to Shareholders for the year ended August 26, 1995.

21.    List of Subsidiaries.

23.    Consent of Independent Accountants.

27.    Financial Data Schedule.