Form 10-Q
period 1995-12-02
WINNEBAGO INDUSTRIES INC
filed 1996-01-16
CIK 107687

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        December 2, 1995

                                       OR

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

There were 25,345,993 shares of $.50 par value common stock outstanding on January 11, 1996.




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

          Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          7 & 8

PART II.  OTHER INFORMATION                                             9 & 10




Part I Financial Information


                  WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

Dollars in thousands

                   ASSETS                                 DECEMBER 2,   AUGUST 26,
                                                             1995          1995
                                                          (Unaudited)

CURRENT ASSETS
Cash and cash equivalents                                  $ 18,674     $  8,881
Marketable securities                                         2,356        2,144
Receivables, less allowance for doubtful
   accounts ($692 and $1,184, respectively)                  30,055       37,807
Dealer financing receivables less allowance
   for doubtful accounts ($314 and $255, respectively)       12,301        9,345
Inventories                                                  56,196       53,161
Prepaid expenses                                              4,139        3,342
Deferred income taxes                                         6,224        6,224

     Total current assets                                   129,945      120,904

PROPERTY AND EQUIPMENT, at cost
Land                                                          1,507        1,512
Buildings                                                    43,101       43,014
Machinery and equipment                                      78,779       77,998
Transportation equipment                                      7,963        7,965
                                                            131,350      130,489
     Less accumulated depreciation                           88,515       87,511

     Total property and equipment, net                       42,835       42,978

LONG-TERM NOTES RECEIVABLE, less allowances
    ($1,406 and $950, respectively)                           2,473        2,465

INVESTMENT IN LIFE INSURANCE                                 15,708       15,942

DEFERRED INCOME TAXES, NET                                   14,107       14,107

INTANGIBLE AND OTHER ASSETS                                  14,646       15,234

TOTAL ASSETS                                               $219,714     $211,630



See Unaudited Condensed Notes to Consolidated Financial Statements




                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


Dollars in thousands

LIABILITIES AND STOCKHOLDERS' EQUITY                 DECEMBER 2,    AUGUST 26,
                                                        1995           1995
                                                     (Unaudited)

CURRENT LIABILITIES
Current maturities of long-term debt                  $  2,908     $  3,564
Notes payable                                            4,300        4,000
Dividend payable                                         2,534           --
Accounts payable, trade                                 25,036       22,581
Income tax payable                                       1,758           --
Accrued expenses:
     Insurance                                           5,295        4,620
     Product warranties                                  3,117        3,184
     Vacation liability                                  3,626        3,287
     Promotional                                         2,642        1,916
     Other                                               7,361        8,058

        Total current liabilities                       58,577       51,210

LONG-TERM DEBT AND OBLIGATIONS
   UNDER CAPITAL LEASES                                 11,955       12,678

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS             46,071       45,223

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY             2,172        2,071

STOCKHOLDERS' EQUITY
Capital stock, common, par value $.50; authorized
   60,000,000 shares                                    12,917       12,915
Additional paid-in capital                              23,691       23,658
Reinvested earnings                                     69,896       69,440
                                                       106,504      106,013
Less treasury stock, at cost                             5,565        5,565

Total stockholders' equity                             100,939      100,448

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $219,714     $211,630


See Unaudited Condensed Notes to Consolidated Financial Statements



                  WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


IN THOUSANDS EXCEPT PER SHARE DATA

                                   FOURTEEN    THIRTEEN WEEKS
                                  WEEKS ENDED      ENDED
                                  December 2,   November 26,
                                      1995          1994

Revenues:
  Manufactured products             $ 113,385     $ 124,458
  Services                              8,593         6,301
     Total net revenues               121,978       130,759

Costs and Expenses:
  Cost of manufactured products        97,766       107,001
  Cost of services                      4,997         3,473
  Selling and delivery                  6,809         6,078
  General and administrative            7,672         6,404
     Total costs and expenses         117,244       122,956

Operating income                        4,734         7,803

Financial income (expense)                 14          (194)

Income before taxes                     4,748         7,609

Provision for taxes                     1,758         - - -

Net income                          $   2,990     $   7,609

Income per common share:
   Net income                       $     .12     $     .30

Weighted average number of
  shares of common stock
  outstanding                          25,346        25,242



See Unaudited Condensed Notes to Consolidated Financial Statements.



                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS




Dollars in thousands
Increase (decrease) in cash and cash equivalents                   FOURTEEN WEEKS THIRTEEN WEEKS
                                                                       ENDED          ENDED
                                                                     December 2,   November 26,
                                                                        1995          1994

Cash flows from operating activities:
  Net income                                                          $  2,990      $  7,609
Adjustments to reconcile net income
to net cash from operating activities:
  Depreciation and amortization                                          2,518         1,990
  Realized and unrealized losses on investments, net                        40           423
  Investments in trading securities                                     (2,103)         (855)
  Proceeds from sale of trading securities                               1,851           754
  Minority shareholders' portion of consolidated
   subsidiary's net income                                                 101           146
  Other                                                                    313           190
Change in assets and liabilities:
  Decrease in accounts receivable                                        7,759            55
  (Increase) decrease in inventories                                    (3,072)        1,301
  Increase in accounts payable and accrued expenses                      5,489           363
  Increase in postretirement benefits                                      848           589
  Other                                                                   (797)          (13)
Net cash provided by operating activities                               15,937        12,552

Cash flows used by investing activities:
  Purchases of property and equipment                                   (2,197)       (2,133)
  Investments in dealer receivables                                    (10,719)       (8,131)
  Collections of dealer receivables                                      7,708         6,753
  Other                                                                    408            (1)
Net cash used by investing activities                                   (4,800)       (3,512)

Cash flows used by financing activities and capital transactions:
  Payments of long-term debt and capital leases                         (1,379)         (615)
  Other                                                                     35            29
Net cash used by financing activities and
   capital transactions                                                 (1,344)         (586)
Net increase in cash and cash equivalents                                9,793         8,454

Cash and cash equivalents - beginning of period                          8,881           847

Cash and cash equivalents - end of period                             $ 18,674      $  9,301


See Unaudited Condensed Notes to Consolidated Financial Statements.








                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
         UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of December 2, 1995, the consolidated results of operations for the 14 weeks ended December 2, 1995 and the 13 weeks ended November 26, 1994, and the consolidated cash flows for the 14 weeks ended December 2, 1995 and the 13 weeks ended November 26, 1994.

2. The results of operations for the 14 weeks ended December 2, 1995, are not necessarily indicative of the results to be expected for the full year. Service revenues, in the Consolidated Statements of Operations, consist of revenues generated by Cycle-Sat, Inc. (Cycle-Sat) and Winnebago Acceptance Corporation (WAC), subsidiaries of the Company.

3. Inventories are valued at the lower of cost or market, with cost being determined under the last-in, first-out (LIFO) method and market defined as net realizable value.

       Inventories are composed of the following (dollars in thousands):

                                              December 2,        August 26,
                                                 1995               1995

            Finished Goods                   $    23,072        $   19,855
            Work In Process                       16,276            14,223
            Raw Materials                         32,712            34,704
                                                  72,060            68,782

            LIFO Reserve                          15,864            15,621

                                             $    56,196        $   53,161


4. Since March 1992, the Company has had a financing and security agreement with NationsCredit Corporation (NationsCredit) formerly Chrysler First Commercial Corporation.

       Terms of the agreement limit borrowings to the lesser of $30,000,000 or 75 percent of eligible inventory (fully manufactured recreation vehicles and motor home chassis and related components). Borrowings are secured by the Company's receivables and inventory. Borrowings pursuant to the agreement bear interest at the prime rate, as defined in the agreement, plus 50 basis points. The line of credit is available through March 31, 1997, and continues during successive one-year periods unless either party provides at least 90-days notice prior to the end of the one-year period to the other party that they wish to terminate the line of credit. The agreement also contains certain restrictive covenants including maintenance of minimum net worth, working capital and current ratio. As of December 2, 1995, the Company was in compliance with these covenants. There were no outstanding borrowings under the line of credit at December 2, 1995 or August 26, 1995.

       The Company and Cycle-Sat maintain a line of credit with Firstar Bank Cedar Rapids. Terms of the agreement limit the amount advanced to the lesser of $4,500,000 or the sum of 80 percent of Cycle-Sat's eligible accounts receivable and 50 percent of its inventory. Borrowings pursuant to the agreement bear interest at the 90-day LIBOR rate, plus 150 basis points. (7.4 percent per annum at December 2, 1995 and August 26, 1995) and contains certain restrictive covenants as defined in the agreement. Borrowings under the line of credit are secured by Cycle-Sat's accounts receivable and inventories and have been guaranteed by the Company. The line of credit expires February 1, 1996. The outstanding balance under the line of credit was $4,300,000 at December 2, 1995 and $4,000,000 at August 26, 1995. As of December 2, 1995, Cycle-Sat had $150,000 of unused borrowings available.

5. It is customary practice for companies in the recreation vehicle industry to enter into repurchase agreements with lending institutions which have provided wholesale floor plan financing to dealers. The Company's agreements provide for the repurchase of its products from the financing institution in the event of repossession upon a dealer's default. The Company was contingently liable for approximately $123,221,000 and $120,487,000 under repurchase agreements with lending institutions as of December 2, 1995, and August 26, 1995, respectively. Included in these contingent liabilities are approximately $38,345,000 and $37,616,000, respectively, of certain dealer receivables subject to recourse agreements with NationsCredit and John Deere Credit, Inc.

6. Fiscal year-to-date the Company paid cash for the following (dollars in thousands):

                                      Fourteen          Thirteen
                                     Weeks Ended       Weeks Ended

                                     December 2,       November 26,
                                        1995              1994

               Interest               $    449         $     219
               Income Taxes                 20               693

7. At December 2, 1995, Postretirement Health Care and Deferred Compensation Benefits included postretirement benefits related to health care and other benefits of $25,136,000 and deferred compensation of $20,935,000.

       Net postretirement benefit cost for the 14 weeks ended December 2, 1995 consisted of the following components:

                                                                    Fourteen
                                                                      Weeks

          Service cost - benefits earned during the period         $  393,000
          Interest cost on accumulated postretirement
            benefit obligation                                        407,000
          Amortization of (gain)/loss                                 (32,000)

                                                                   $  768,000



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Fourteen Weeks Ended December 2, 1995 Compared to Thirteen Weeks Ended November 26, 1994

Net revenues of manufactured products for the 14 weeks ended December 2, 1995 were $113,385,000, a decrease of $11,073,000, or 8.9 percent, from the 13 week period ended November 26, 1994. Motor home shipments (Classes A, B and C) were 2,287 units, a decrease of 354 units, or 13.4 percent, during the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995. The Company experienced a reduction in revenues and number of motor home shipments which the Company believes was the result of increased interest rates and lower consumer confidence in the economy during the first quarter of fiscal 1996. With the Federal Reserve Board's recent decision to lower interest rates, the Company believes the economy will continue to grow at a moderate rate and this growth will be beneficial to Winnebago Industries and the RV industry as a whole.

Service revenues were $8,593,000 for the 14 weeks ended December 2, 1995 an increase of $2,292,000, or 36.4 percent from the comparable period of fiscal 1995. Cycle-Sat recorded revenues of $8,243,000, an increase of $2,205,000, or
36.5 percent, primarily due to increased revenues generated through the acquisition by Cycle-Sat of the TFI division of MPO Videotronics during the third quarter of fiscal 1995.

Cost of manufactured products, as a percent of manufactured product revenues, was 86.2 percent for the 14 weeks ended December 2, 1995 compared to 86.0 percent for the 13 weeks ended November 26, 1994. This percentage increase was primarily caused by lower motor home production volume.

Cost of services, as a percent of service revenues, increased during the first quarter of fiscal 1996 to 58.2 percent from 55.1 percent during the first quarter of fiscal 1995. This increase is attributed to higher labor costs at Cycle-Sat which raised its cost of services percentage to 60.3 percent in the first quarter of fiscal 1996 from 57.1 percent during the first quarter of fiscal 1995.

Selling and delivery expenses increased by $731,000 to $6,809,000 comparing the 14 weeks ended December 2, 1995 to the 13 weeks ended November 26, 1994 and increased as a percentage of net revenues to 5.6 percent from 4.6 percent. The increases in dollars and percentage primarily reflects increases in the Company's promotional and advertising costs and an increase in spending by Winnebago Industries Europe GmbH (WIE).

General and administrative expenses increased by $1,268,000 to $7,672,000 comparing the 14 weeks ended December 2, 1995 to the 13 weeks ended November 26, 1994 and increased as a percentage of net revenues to 6.3 percent from 4.9 percent. The increases in dollars and percentage was caused primarily by increased spending by Cycle-Sat and increases in the Company's provisions for product liability expenses.

The Company had net financial income of $14,000 for the first quarter of fiscal 1996 compared to net financial expense of $194,000 for the comparable quarter of fiscal 1995. During the 14 weeks ended December 2, 1995, the Company recorded foreign currency transaction gains of $109,000, interest expense of $55,000 and $40,000 of realized and unrealized losses in its trading securities portfolio. During the 13 weeks ended November 26, 1994, the Company recorded $423,000 of realized and unrealized losses in its trading securities portfolio, interest income of $124,000 and foreign currency transaction gains of $106,000.

For the 14 weeks ended December 2, 1995, the Company reported net income of $2,990,000 or $.12 per share which consisted primarily of income from manufactured products operations of $2,412,000 ($.10 per share) and income from Cycle-Sat operations of $196,000 ($.01 per share). This quarter's results reflect the impact of income tax expense of $1,758,000 for the first time since fiscal 1992 as the Company has used all benefits which had existed from prior tax losses. For the 13 weeks ended November 26, 1994, the Company reported net income of $7,609,000 or $.30 per share which consisted primarily of income from manufactured products operations of $6,402,000 ($.25 per share) and income from Cycle-Sat operations of $624,000 ($.02 per share).


LIQUIDITY AND FINANCIAL CONDITION

The Company meets its working capital and capital equipment requirements and cash requirements of subsidiaries with funds generated internally and funds from agreements with financial institutions.

At December 2, 1995, working capital was $71,368,000, an increase of $1,674,000 from the amount at August 26, 1995. The Company's principal sources and uses of cash during the 14 weeks ended December 2, 1995 are set forth in the unaudited consolidated condensed statement of cash flows for that period.

Principal known demands at December 2, 1995 on the Company's liquid assets for the remainder of fiscal 1996 include approximately $5,310,000 of capital expenditures (primarily equipment replacements) and $2,534,000 of cash dividends declared by the Board of Directors on October 19, 1995 (payable December 4,
1995).

Management currently expects its cash on hand, funds from operations and borrowings available under existing credit facilities to be sufficient to cover both short term and long term operating requirements.



Part II    Other Information

Item 6     Exhibits and Reports on Form 8-K

           (a)    Exhibit 27 - Financial Data Schedule (For SEC use only)

           (b) The Company did not file any reports on Form 8-K during the period covered by this report.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WINNEBAGO INDUSTRIES, INC.
                                               (Registrant)


Date   January 12, 1996                 /s/ Fred G. Dohrmann
                                        Fred G. Dohrmann
                                        President and Chief Executive Officer

Date   January 12, 1996                 /s/ Ed F. Barker
                                        Ed F. Barker
                                        Vice President, Controller and Chief
                                        Financial Officer