Form 10-Q
period 1996-03-02
WINNEBAGO INDUSTRIES INC
filed 1996-04-15
CIK 107687

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

     _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 2, 1996

                                       OR

     ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

There were 25,352,222 shares of $.50 par value common stock outstanding on April 11, 1996.

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



Part I Financial Information


                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

DOLLARS IN THOUSANDS                          MARCH 2,     AUGUST 26,
             ASSETS                             1996         1995
- ------------------------------------       -------------  -----------
                                            (Unaudited)

CURRENT ASSETS
Cash and cash equivalents                     $ 14,541   $  8,881
Marketable securities                            3,713      2,144
Receivables, less allowance for doubtful
   accounts ($856 and $1,184, respectively)     36,452     37,807
Dealer financing receivables less allowance
   for doubtful accounts ($250 and $255,
   respectively)                                 9,760      9,345
Inventories                                     57,968     53,161
Prepaid expenses                                 4,184      3,342
Deferred income taxes                            6,224      6,224
                                              --------   --------

     Total current assets                      132,842    120,904
                                              --------   --------

PROPERTY AND EQUIPMENT, at cost
Land                                             1,500      1,512
Buildings                                       43,339     43,014
Machinery and equipment                         79,266     77,998
Transportation equipment                         7,922      7,965
                                              --------   --------
                                               132,027    130,489
     Less accumulated depreciation              88,372     87,511
                                              --------   --------

     Total property and equipment, net          43,655     42,978
                                              --------   --------

LONG-TERM NOTES RECEIVABLE, less allowances
    ($1,406 and $950, respectively)              2,354      2,465
                                              --------   --------

INVESTMENT IN LIFE INSURANCE                    16,736     15,942
                                              --------   --------

DEFERRED INCOME TAXES, NET                      14,107     14,107
                                              --------   --------

INTANGIBLE AND OTHER ASSETS                     14,970     15,234
                                              --------   --------

TOTAL ASSETS                                  $224,664   $211,630
                                              ========   ========

See Unaudited Condensed Notes to Consolidated Financial Statements


                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


DOLLARS IN THOUSANDS                          MARCH 2,      AUGUST 26,
LIABILITIES AND STOCKHOLDERS' EQUITY           1996            1995
- --------------------------------------       -----------   ------------
                                             (Unaudited)

CURRENT LIABILITIES
Current maturities of long-term debt           $  2,962   $  3,564
Notes payable                                     4,500      4,000
Accounts payable, trade                          25,983     22,581
Income tax payable                                2,834        ---
Accrued expenses:
     Insurance                                    5,704      4,620
     Product warranties                           3,179      3,184
     Vacation liability                           3,318      3,287
     Promotional                                  3,835      1,916
     Other                                        7,874      8,058
                                               --------   --------

        Total current liabilities                60,189     51,210
                                               --------   --------

LONG-TERM DEBT AND OBLIGATIONS
   UNDER CAPITAL LEASES                          12,281     12,678
                                               --------   --------

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS      46,792     45,223
                                               --------   --------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY      2,184      2,071
                                               --------   --------

STOCKHOLDERS' EQUITY
Capital stock, common, par value $.50;
   authorized 60,000,000 shares                  12,920     12,915
Additional paid-in capital                       23,729     23,658
Reinvested earnings                              72,134     69,440
                                               --------   --------
                                                108,783    106,013
Less treasury stock, at cost                      5,565      5,565
                                               --------   --------

Total stockholders' equity                      103,218    100,448
                                               --------   --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $224,664   $211,630
                                               ========   ========


See Unaudited Condensed Notes to Consolidated Financial Statements



                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


IN THOUSANDS EXCEPT PER SHARE DATA

                                                                 TWENTY-SEVEN/TWENTY-SIX
                                 THIRTEEN WEEKS ENDED                 WEEKS ENDED
                                 --------------------------- ------------------------------
                                 MARCH 2,       FEBRUARY 25,    MARCH 2,       FEBRUARY 25,
                                  1996              1995         1996              1995
                                 --------       ------------    --------       ------------

Revenues:
  Manufactured products          $ 105,780      $ 111,270       $ 219,166      $ 235,728
  Services                           7,822          4,178          16,414         10,479
                                 ---------      ---------       ---------      ---------
     Total net revenues            113,602        115,448         235,580        246,207
                                 ---------      ---------       ---------      ---------

Costs and Expenses:
  Cost of manufactured product      92,639         95,314         190,405        202,315
  Cost of services                   4,616          2,723           9,613          6,196
  Selling and delivery               5,495          6,594          12,304         12,672
  General and administrative         7,605          5,750          15,277         12,154
                                 ---------      ---------       ---------      ---------
     Total costs and expenses      110,355        110,381         227,599        233,337
                                 ---------      ---------       ---------      ---------

Operating income                     3,247          5,067           7,981         12,870

Financial income                        67          1,018              81            824
                                 ---------      ---------       ---------      ---------

Income before taxes                  3,314          6,085           8,062         13,694

Provision (credit) for taxes         1,076         (6,000)          2,834         (6,000)
                                 ---------      ---------       ---------      ---------

Net income                       $   2,238      $  12,085       $   5,228      $  19,694
                                 =========      =========       =========      =========
Income per common share:
   Net income                    $     .09      $     .48       $     .21      $     .78
                                 =========      =========       =========      =========

Weighted average number of
  shares of common stock
  outstanding                       25,346         25,244          25,346         25,243
                                 =========      =========       =========      =========



See Unaudited Condensed Notes to Consolidated Financial Statements.


                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


DOLLARS IN THOUSANDS                     TWENTY-SEVEN   TWENTY-SIX
                                                 WEEKS ENDED
                                         -----------------------------
                                           March 2,     February 25,
                                            1996           1995
                                         ------------   ------------

Cash flows from operating activities:
  Net income                                $  5,228    $ 19,694
Adjustments to reconcile net income
 to net cash from operating activities:
  Depreciation and amortization                4,806       4,084
  Deferred income taxes                           --      (6,000)
  Realized and unrealized gains
   on investments, net                          (149)       (282)
  Investments in trading securities           (3,157)     (1,937)
  Proceeds from the sale of
   trading securities                          1,737       2,440
  Minority shareholders' portion of
   consolidated subsidiary's net income          113          23
  Other                                           85         783
Change in assets and liabilities:
  Decrease in accounts receivable              1,203       4,008
  Increase in inventories                     (4,844)    (11,254)
  Increase in accounts payable and
    accrued expenses                           9,581         303
  Increase in postretirement benefits          1,569         925
  Other                                         (842)     (2,943)
                                            --------    --------
Net cash provided by operating activities     15,330       9,844
                                            --------    --------

Cash flows used by investing activities:
  Purchases of property and equipment         (4,936)     (5,283)
  Investments in dealer receivables          (20,022)    (18,717)
  Collections of dealer receivables           19,601      16,218
  Other                                         (856)       (268)
                                            --------    --------
Net cash used by investing activities         (6,213)     (8,050)
                                            --------    --------

Cash flows used by financing activities
 and capital transactions:
  Payments of long-term debt and
    capital leases                            (2,177)       (880)
  Payments of cash dividends                  (2,534)     (2,524)
  Proceeds from issuance of
    long-term debt                             1,000         700
  Other                                          254          63
                                            --------    --------
Net cash used by financing
 activities and capital transactions          (3,457)     (2,641)
                                            --------    --------
Net increase (decrease) in cash
 and cash equivalents                          5,660        (847)

Cash and cash equivalents -
  beginning of period                          8,881         847
                                            --------    --------

Cash and cash equivalents -
  end of period                             $ 14,541    $     --
                                            ========    ========

See Unaudited Condensed Notes to Consolidated Financial Statements.


                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
         UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of March 2, 1996, the consolidated results of operations for the 27 and 13 weeks ended March 2, 1996 and the 26 and 13 weeks ended February 25, 1995, and the consolidated cash flows for the 27 weeks ended March 2, 1996 and the 26 weeks ended February 25, 1995.

2. The results of operations for the 27 weeks ended March 2, 1996, are not necessarily indicative of the results to be expected for the full year. Service revenues, in the Consolidated Statements of Operations, consist of revenues generated by Cycle-Sat, Inc. (Cycle-Sat) and Winnebago Acceptance Corporation (WAC), subsidiaries of the Company.

3. Inventories are valued at the lower of cost or market, with cost being determined under the last-in, first-out (LIFO) method and market defined as net realizable value.

     Inventories are composed of the following (dollars in thousands):

                                           MARCH 2,  AUGUST 26,
                                            1996       1995
                                          --------   ----------

                         Finished Goods    $22,494   $19,855
                         Work In Process    16,202    14,223
                         Raw Materials      35,356    34,704
                                           -------   -------
                                            74,052    68,782
                         LIFO Reserve       16,084    15,621
                                           -------   -------
                                           $57,968   $53,161
                                           =======   =======

4. Since March 1992, the Company has had a financing and security agreement with NationsCredit Corporation (NationsCredit) a Nations Bank Company.

     Terms of the agreement limit borrowings to the lesser of $30,000,000 or 75 percent of eligible inventory (fully manufactured recreation vehicles and motor home chassis and related components). Borrowings are secured by the Company's receivables and inventory. Borrowings pursuant to the agreement bear interest at the prime rate, as defined in the agreement, plus 50 basis points. The line of credit is available through March 31, 1997, and continues during successive one-year periods unless either party provides at least 90-days notice prior to the end of the one-year period to the other party that they wish to terminate the line of credit. The agreement also contains certain covenants including maintenance of minimum net worth, working capital and current ratio. As of March 2, 1996, the Company was in compliance with these covenants. There were no outstanding borrowings under the line of credit at March 2, 1996 or August 26, 1995.

     The Company and Cycle-Sat maintain a line of credit with Firstar Bank Cedar Rapids (Firstar). Terms of the agreement limit the amount advanced to the lesser of $4,500,000 or the sum of 80 percent of Cycle-Sat's eligible accounts receivable and 50 percent of its inventory. Borrowings pursuant to the agreement bear interest at the 90-day LIBOR rate, plus 150 basis points (7.4 percent per annum at March 2, 1996 and August 26, 1995). The agreement contains certain restrictive covenants. As of March 2, 1996, Cycle-Sat was in compliance with these covenants. Borrowings under the line of credit are secured by Cycle-Sat's accounts receivable and inventories and have been guaranteed by the Company. The line of credit expires January 31, 1997. The outstanding balance under the line of credit was $4,500,000 at March 2, 1996 and $4,000,000 at August 26, 1995. As of March 2, 1996, Cycle-Sat had exceeded the available borrowing limit by $285,000. Subsequent to the end of the quarter, Cycle-Sat repaid the excess borrowings.

5. It is customary practice for companies in the recreation vehicle industry to enter into repurchase agreements with lending institutions which have provided wholesale floor plan financing to dealers. The Company's agreements provide for the repurchase of its products from the financing institution in the event of repossession upon a dealer's default. The Company was contingently liable for approximately $137,647,000 and $120,487,000 under repurchase agreements with lending institutions as of March 2, 1996, and August 26, 1995, respectively. Included in these contingent liabilities are approximately $35,737,000 and $37,616,000, respectively, of certain dealer receivables subject to recourse agreements with NationsCredit and John Deere Credit, Inc.

6. For the 27 weeks ended March 2, 1996 and the 26 weeks ended February 25, 1995 the Company paid cash for the following (dollars in thousands):

                                        TWENTY-SEVEN        TWENTY-SIX
                                        WEEKS ENDED        WEEKS ENDED
                                       ---------------    ---------------
                                          MARCH 2,         FEBRUARY 25,
                                            1996               1995
                                       ---------------    ---------------
                        Interest        $         978             $  605
                        Income Taxes              520              3,914

7. At March 2, 1996, Postretirement Health Care and Deferred Compensation Benefits included postretirement benefits related to health care and other benefits of $25,838,000 and deferred compensation of $20,954,000.

     Net postretirement benefit cost for the 13 and 27 weeks ended March 2, 1996 consisted of the following components:

    (DOLLARS IN THOUSANDS)                             THIRTEEN  TWENTY-SEVEN
                                                         WEEKS      WEEKS
                                                        -------  ------------
Service cost - benefits earned during the period         $366    $   759
Interest cost on accumulated
  postretirement benefit obligation                       379        786
Amortization of (gain)/loss                               (31)       (63)
                                                         ----    -------
                                                         $714    $ 1,482
                                                         ====    =======

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Thirteen Weeks Ended March 2, 1996 Compared to Thirteen Weeks Ended February 25, 1995

Net revenues of manufactured products for the 13 weeks ended March 2, 1996 decreased $5,490,000 or 4.9 percent from the 13 week period ended February 25, 1995. Motor home shipments decreased by 262 units or 12.3 percent during the 13 weeks ended March 2, 1996 when compared to the second quarter of fiscal 1995. The second quarter of 1996 continued to reflect the weakness within which the RV industry has operated since last summer. The Company has seen an improvement in the RV industry recently, therefore, the Company is optimistic about the outlook for the remainder of the 1996 fiscal year.

Service revenues for the 13 weeks ended March 2, 1996 increased $3,644,000 or
87.2 percent from the comparable period of fiscal 1995. Cycle-Sat recorded revenues of $7,441,000, an increase of $3,606,000 or 94.0 percent, primarily due to increased revenues generated through the acquisition by Cycle-Sat of the TFI division of MPO Videotronics (TFI) during the third quarter of fiscal 1995.

Cost of manufactured products, as a percent of manufactured product revenues, was 87.6 percent for the 13 weeks ended March 2, 1996 compared to 85.7 percent for the 13 weeks ended February 25, 1995. This percentage increase was primarily caused by lower motor home production volume.

Cost of services, as a percent of service revenues, decreased during the second quarter of fiscal 1996 to 59.0 percent from 65.2 percent during the second quarter of fiscal 1995. This percentage decrease is attributed to the increase in Cycle-Sat's sales and the fixed costs of its operations remaining relatively constant.

Selling and delivery expenses decreased by $1,099,000 to $5,495,000 comparing the 13 weeks ended March 2, 1996 to the 13 weeks ended February 25, 1995 and decreased as a percentage of net revenues to 4.8 percent from 5.7 percent. The decreases in dollars and percentage primarily reflects decreases in the Company's promotional and advertising costs and net delivery expenses.

General and administrative expenses increased by $1,855,000 to $7,605,000 comparing the 13 weeks ended March 2, 1996 to the 13 weeks ended February 25, 1995 and increased as a percentage of net revenues to 6.7 percent from 5.0 percent. The increases in dollars and percentage were caused primarily by increased spending by Cycle-Sat, increases in the Company's reserves for retirement programs and legal reserves.

The Company had net financial income of $67,000 for the second quarter of fiscal 1996 compared to net financial income of $1,018,000 for the comparable quarter of fiscal 1995. During the 13 weeks ended March 2, 1996, the Company recorded realized and unrealized gains in its marketable securities portfolio of $189,000, interest expense of $90,000 and foreign currency transaction losses of $32,000. During the 13 weeks ended February 25, 1995, the Company recorded $705,000 of realized and unrealized gains in its marketable securities portfolio, $207,000 of foreign currency transaction gains and $106,000 of interest income.

For the 13 weeks ended March 2, 1996, the Company reported net income of $2,238,000 or $.09 per share which consisted primarily of income from manufactured products operations of $1,987,000 ($.08 per share) and income from Cycle-Sat operations of $26,000. This quarter's results reflect the impact of income tax expense of $1,076,000. For the 13 weeks ended February 25, 1995, the Company reported net income of $12,085,000 or $.48 per share which consisted primarily of income from manufactured products operations of $6,197,000 ($.25 per share) and a net loss from Cycle-Sat operations of $487,000 ($.02 per share). Also during the quarter ended February 25, 1995, the Company reported a $6,000,000 ($.24 per share) credit for income taxes.

Twenty-Seven Weeks Ended March 2, 1996 Compared to Twenty-Six Weeks Ended February 25, 1995

Net revenues of manufactured products for the 27 weeks ended March 2, 1996 decreased $16,562,000 or 7.0 percent from the 26 weeks ended February 25, 1995. Motor home shipments decreased by 609 units or 13.4 percent during the 27 weeks ended March 2, 1996 when compared to the first half of fiscal 1995. This decrease in the Company's revenues is attributed to the weakness the RV industry has experienced since last summer.

Service revenues for the 27 weeks ended March 2, 1996 increased $5,935,000 or
56.6 percent from the 26 weeks ended February 25, 1995. Cycle-Sat recorded revenues of $15,684,000, an increase of $5,811,000, or 58.9 percent, primarily due to increased revenues generated through the acquisition by Cycle-Sat of TFI.

Cost of manufactured products, as a percent of manufactured product revenues, was 86.9 percent for the 27 weeks ended March 2, 1996 compared to 85.8 percent for the 26 weeks ended February 25, 1995. This percentage increase was primarily caused by lower motor home production volume.

Cost of services, as a percent of service revenue, decreased to 58.6 percent from 59.1 percent when comparing the 27 weeks ended March 2, 1996 to the 26 weeks ended February 25, 1995. This percentage decrease is attributed to the increase in Cycle-Sat's sales while its fixed costs remained constant

Selling and delivery expenses decreased by $368,000 but increased to 5.2 percent from 5.1 percent of net revenues when comparing the 27 weeks ended March 2, 1996 to the comparable period of fiscal 1995. The decrease in dollars can be attributed primarily to a reduction in the Company's promotional and advertising costs.

General and administrative expenses increased by $3,123,000 to $15,277,000 comparing the 27 weeks ended March 2, 1996 to the 26 weeks ended February 25, 1995 and increased as a percentage of net revenues to 6.5 percent from 4.9 percent. The increase in dollars and percentage were caused primarily by increases of Cycle-Sat's spending, increases in the Company's reserves for retirement programs and provisions for product liability expenses.

The Company had net financial income of $81,000 for the first half of fiscal 1996 compared to net financial income of $824,000 for the first half of fiscal of 1995. During the 27 weeks ended March 2, 1996, the Company recorded realized and unrealized gains in its marketable securities portfolio of $149,000, interest expense of $145,000, and foreign currency transaction gains of $77,000. During the 26 weeks ended February 25, 1995, the Company recorded foreign currency transaction gains of $313,000, realized and unrealized gains in its marketable securities portfolio of $281,000, and interest income of $230,000.

For the 27 weeks ended March 2, 1996, the Company reported net income of $5,228,000 or $.21 per share which consisted primarily of income from manufactured products operations of $4,399,000 ($.17 per share) and income from Cycle-Sat operations of $222,000 ($.01 per share). The results of the 27 weeks ended March 2, 1996 reflect the impact of income tax expense of $2,834,000. For the 26 weeks ended February 25, 1995, the Company reported net income of $19,694,000 or $.78 per share which consisted primarily of income from manufactured products operations of $12,599,000 ($.50 per share), the aforementioned $6,000,000 ($.24 per share) tax credit, and income of $137,000 ($.01 per share) from Cycle-Sat operations.

LIQUIDITY AND FINANCIAL CONDITION

The Company meets its working capital and capital equipment requirements and cash requirements of subsidiaries with funds generated internally and funds borrowed under agreements with financial institutions.

At March 2, 1996, working capital was $72,653,000, an increase of $2,959,000 from the amount at August 26, 1995. The Company's principal sources and uses of cash during the 27 weeks ended March 2, 1996 are set forth in the unaudited consolidated condensed statement of cash flows for that period.

Principal known demands at March 2, 1996 on the Company's liquid assets for the remainder of fiscal 1996 include approximately $3,209,000 of capital expenditures (primarily equipment replacements) and $2,535,000 of cash dividends declared by the Board of Directors on February 1, 1996 (payable April 8, 1996).

Management currently expects its cash on hand, funds from operations and borrowings available under existing credit facilities to be sufficient to cover both short-term and long-term operating requirements.

Part II Other Information

Item 4  Submission of Matters to a Vote of Security Holders

     (a)  The annual meeting was held December 13, 1995.

     (b) The election of nine directors was the only shareholder business transacted at the annual meeting. The breakdown of the votes was as follows*:

                                   VOTES CAST      VOTES CAST        VOTES
                                       FOR           AGAINST       ABSTAINED
                                   ------------    ------------    -----------
         John K. Hanson             20,027,780         244,223         98,876
         Gerald E. Boman            20,035,327         236,676         98,876
         David G. Croonquist        20,253,432          18,571         98,876
         Fred G. Dohrmann           20,038,036         233,967         98,876
         Keith D. Elwick            20,253,052          18,951         98,876
         Donald W. Olson            20,240,812          31,191         98,876
         Joseph M. Shuster          20,269,203           2,800         98,876
         Frederick M. Zimmerman     20,265,469           6,534         98,876
         Francis L. Zrostlik        20,262,987           9,016         98,876

        * There were no broker non-votes.

Item 6  Exhibits and Reports on Form 8-K

    (a) Exhibit - See Exhibit Index on page 12.

    (b) The Company did not file any reports on Form 8-K during the period covered by this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WINNEBAGO INDUSTRIES, INC.
                                       -------------------------------
                                       (Registrant)


Date   April 10, 1996                 /s/Fred G. Dohrmann
                                      Fred G. Dohrmann
                                      President and Chief Executive Officer

Date   April 10, 1996                 /s/Ed F. Barker
                                      Ed F. Barker
                                      Vice President, Controller and Chief
                                      Financial Officer



                                  EXHIBIT INDEX

4c. Amendment dated February 1, 1996 to Line of Credit Agreement and Term Loan Agreement among Winnebago Industries, Inc., Cycle-Sat, and Firstar Bank Cedar Rapids.


                                FOURTH AMENDMENT
                                       TO
                                CREDIT AGREEMENT
                       (REVOLVING LINE OF CREDIT FACILITY)

This Fourth Amendment to Credit Agreement ("Fourth Amendment") is dated as of February 1, 1996 and is by and between Cycle-Sat, Inc., a corporation duly organized and validly existing under the laws of the State of Iowa, (the "Borrower"), Winnebago Industries, Inc., (the "Guarantor") and Firstar Bank Iowa, N.A. f/k/a Firstar Bank Cedar Rapids, N.A (the "Bank");

WHEREAS, the Borrower and the Bank have previously entered into a Credit Agreement (the "Agreement") dated as of February 24, 1994;

WHEREAS, the Agreement has been previously amended by First Amendment to Credit Agreement dated as of January 31, 1995 (the "First Amendment") and by Second Amendment to Credit Agreement dated as of November 2, 1995 (the "Second Amendment") and by Third Amendment to Credit Agreement dated as of January 2, 1996 (the "Third Amendment", and together with the First Amendment, the Second Amendment and the Credit Agreement, the "Agreement").

WHEREAS, the Borrower and Bank have agreed to certain further changes to the Agreement;

NOW, THEREFORE, do the parties agree to amend the Agreement as follows:

     1. NEGATIVE COVENANTS. The following shall be added as Section 8 and all subsequent sections shall be relettered accordingly:

          "8. NEGATIVE COVENANTS. The Borrower agrees that during the term of this Agreement and so long thereafter as any obligations remain outstanding, it will not, without the prior written consent of the Bank, make any change, for any reason whatsoever, in the majority ownership or control of the Borrower. Such change will constitute a default under the terms of this Agreement."

          2. GENERAL PROVISIONS. The following shall be added as Section 10.a. and all subsequent sections shall be relettered accordingly:

               "a. CROSS COLLATERALIZATION AND CROSS DEFAULT. The Borrower agrees that all of the Bank's security shall serve as security for all of the Borrower's obligations, that the Bank may make recourse to such security in any order or grouping it desires, and that all of the Bank's security shall remain in full force and effect, unless specifically released in writing by the Bank, so long as any of the Borrower's obligations remain unsatisfied or outstanding. Nothing in the Agreement or this Fourth Amendment shall operate in any way to reduce, abridge or limit the Bank's rights under the various security instruments, including the right to proceed directly against the Borrower without recourse to any of the Bank's security.

                    The Borrower agrees that in the event of a default under the terms of any of the Borrower's obligations, that such a default shall be deemed a default under all of the Borrower's obligations, at the option of the Bank."

3. GUARANTY AFFIRMATION. Winnebago Industries, Inc. acknowledges that the agreement represented by this Fourth Amendment does not discharge, affect, or impair liability under the guaranty dated January 31, 1995.

4. ACKNOWLEDGMENT OF RECEIPT. By their execution of the Fourth Amendment, the parties acknowledge receipt of a copy of this document.

5. SAVINGS. All other terms and conditions of the Credit Agreement, not specifically modified by this Fourth Amendment, shall remain in full force and effect.

IMPORTANT: READ BEFORE SIGNING. THE TERMS OF THIS AMENDMENT SHOULD BE READ CAREFULLY BECAUSE ONLY THOSE TERMS IN WRITING ARE ENFORCEABLE. NO OTHER TERMS OR ORAL PROMISES NOT CONTAINED IN THIS WRITTEN DOCUMENT (EXCEPT THE AGREEMENT AS PREVIOUSLY AMENDED) MAY BE LEGALLY ENFORCED. YOU MAY CHANGE THE TERMS OF THIS AGREEMENT ONLY BY ANOTHER WRITTEN AGREEMENT.

Cycle-Sat, Inc.                             Firstar Bank Iowa, N.A.
By: /s/ Loren A. Swenson                    By: /s/ Dirk A. Thierer
Loren A. Swenson, President                 Dirk A. Thierer, Vice President

Winnebago Industries, Inc., guarantor

By: /s/ Fred G. Dohrmann
Fred G. Dohrmann, President & CEO


                             FIRSTAR BANK IOWA, N.A.

FEBRUARY 1, 1996

Firstar Bank Iowa, N.A.
222 Second Avenue, S.E.
Cedar Rapids, IA 52401


RE:     Account Name: Cycle-Sat, Inc.
        Loan Dated:   FEBRUARY 1, 1996
        Loan Number:  1247441--9001
        Principal Amount:    $4,500,000.00

To Whom It May Concern:

The following named individuals are authorized to make oral or written requests for advances under the above-referenced note, and all future renewals:

               Name                                Title
               ----                                -----
        Loren A. Swenson                    President
        Maryln Shores                       Mgr. Accounting and Control

Firstar Bank Iowa, N.A. is entitled to rely upon the oral or written requests for advances of any one of the named individuals until the authority granted herein is revoked in writing.

Each of the undersigned acknowledges that a request made by any one of the above-named individuals shall be binding upon and consented to by remaining signators.

Each of the undersigned acknowledge receipt of a copy of this document.

FEBRUARY 1, 1996
Date


                                    Cycle-Sat, Inc.

                                    By /s/ Loren A. Swenson
                                    Loren A. Swenson, President

                                    LATE PAYMENT ADDENDUM

This Addendum is made part of the promissory note (the "Note") by the undersigned borrower (the "Borrower") in favor of Firstar Bank Iowa, N.A. (the "Bank") as of the date identified below.

"If any payment is not made on or before 15 days after its due date, the Bank may collect a delinquency charge of 5% of the amount of the late payment."

Dated as of: February 1, 1996

(Individual Borrower)                Cycle-Sat, Inc.
                                     Borrower Name (Organization)

__________________________(SEAL)     a Iowa Corporation
                                     By: /s/ Loren A. Swenson
Borrower Name___________________     Name and Title Loren A. Swenson, President

__________________________(SEAL)     By_________________________________

Borrower Name___________________     Name and Title _______________________