Form 10-Q
period 1996-06-01
WINNEBAGO INDUSTRIES INC
filed 1996-07-11
CIK 107687

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
- ------

For the quarterly period ended                June 1, 1996


                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
- ------

For the transition period from ____________________ to ____________________

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

There were 25,353,222 shares of $.50 par value common stock outstanding on July 10, 1996.




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

   PART II.     OTHER INFORMATION                                                                                10 & 11






Part I Financial Information


                                       WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS

Dollars in thousands
                           ASSETS                                 JUNE 1, 1996     AUGUST 26, 1995
                           ------                                 ------------     ---------------
                                                                   (Unaudited)

CURRENT ASSETS
Cash and cash equivalents                                            $ 14,675           $  8,881
Marketable securities                                                   5,940              2,144
Receivables, less allowance for doubtful
   accounts ($957 and $1,184, respectively)                            34,331             37,807
Dealer financing receivables less allowance
   for doubtful accounts ($281 and $255, respectively)                 12,378              9,345
Inventories                                                            55,829             53,161
Prepaid expenses                                                        7,436              3,342
Deferred income taxes                                                   6,224              6,224
                                                                     --------           --------

     Total current assets                                             136,813            120,904
                                                                     --------           --------

PROPERTY AND EQUIPMENT, at cost
Land                                                                    1,500              1,512
Buildings                                                              43,435             43,014
Machinery and equipment                                                80,706             77,998
Transportation equipment                                                7,944              7,965
                                                                     --------           --------
                                                                      133,585            130,489
     Less accumulated depreciation                                     90,187             87,511
                                                                     --------           --------

     Total property and equipment, net                                 43,398             42,978
                                                                     --------           --------

LONG-TERM NOTES RECEIVABLE, less allowances
    ($1,406 and $950, respectively)                                     3,422              2,465
                                                                     --------           --------

INVESTMENT IN LIFE INSURANCE                                           16,885             15,942
                                                                     --------           --------

DEFERRED INCOME TAXES, NET                                             14,107             14,107
                                                                     --------           --------

INTANGIBLE AND OTHER ASSETS                                            14,439             15,234
                                                                     --------           --------

TOTAL ASSETS                                                         $229,064           $211,630
                                                                     ========           ========

See Unaudited Condensed Notes to Consolidated Financial Statements



                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


Dollars in thousands

LIABILITIES AND STOCKHOLDERS' EQUITY                 JUNE 1, 1996   AUGUST 26, 1995
- ------------------------------------                 ------------   ---------------
                                                     (Unaudited)

CURRENT LIABILITIES
Current maturities of long-term debt                    $  4,246       $  3,564
Notes payable                                              4,215          4,000
Dividend payable                                           2,535           --
Accounts payable, trade                                   21,451         22,581
Income tax payable                                         5,164           --
Accrued expenses:
     Insurance                                             6,329          4,620
     Product warranties                                    3,593          3,184
     Vacation liability                                    3,704          3,287
     Promotional                                           5,637          1,916
     Other                                                 8,708          8,058
                                                        --------       --------

        Total current liabilities                         65,582         51,210
                                                        --------       --------

LONG-TERM DEBT AND OBLIGATIONS
   UNDER CAPITAL LEASES                                   10,046         12,678
                                                        --------       --------

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS               47,683         45,223
                                                        --------       --------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY               2,188          2,071
                                                        --------       --------

STOCKHOLDERS' EQUITY
Capital stock, common, par value $.50; authorized
   60,000,000 shares                                      12,920         12,915
Additional paid-in capital                                23,723         23,658
Reinvested earnings                                       72,475         69,440
                                                        --------       --------
                                                         109,118        106,013
Less treasury stock, at cost                               5,553          5,565
                                                        --------       --------

Total stockholders' equity                               103,565        100,448
                                                        --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $229,064       $211,630
                                                        ========       ========


See Unaudited Condensed Notes to Consolidated Financial Statements




                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

IN THOUSANDS EXCEPT PER SHARE DATA

                                     THIRTEEN WEEKS ENDED    FORTY/THIRTY-NINE WEEKS ENDED
                                     --------------------    -----------------------------
                                    June 1,       May 27,      June 1,      May 27,
                                     1996          1995         1996         1995
                                   ---------     ---------    ---------    ---------
Revenues:
  Manufactured products            $ 144,038     $ 118,338    $ 363,203    $ 354,066
  Services                             7,459         6,755       23,874       17,234
                                   ---------     ---------    ---------    ---------
     Total net revenues              151,497       125,093      387,077      371,300
                                   ---------     ---------    ---------    ---------

Costs and Expenses:
  Cost of manufactured products      124,171       101,304      314,576      303,619
  Cost of services                     4,275         3,980       13,888       10,176
  Selling and delivery                 6,711         7,265       19,015       19,937
  General and administrative           8,561         6,423       23,838       18,577
                                   ---------     ---------    ---------    ---------
     Total costs and expenses        143,718       118,972      371,317      352,309
                                   ---------     ---------    ---------    ---------

Operating income                       7,779         6,121       15,760       18,991

Financial (expense) income               (38)          457           43        1,281
                                   ---------     ---------    ---------    ---------

Income before taxes                    7,741         6,578       15,803       20,272

Provision (credit) for taxes           2,330          --          5,164       (6,000)
                                   ---------     ---------    ---------    ---------

Net income                         $   5,411     $   6,578    $  10,639    $  26,272
                                   =========     =========    =========    =========


Net income per common share        $     .21     $     .26    $     .42    $    1.04
                                   =========     =========    =========    =========

Weighted average number of
  shares of common stock
  outstanding                         25,352        25,317       25,348       25,268
                                   =========     =========    =========    =========



See Unaudited Condensed Notes to Consolidated Financial Statements.



                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


Dollars in thousands                                                    FORTY      THIRTY-NINE
                                                                            WEEKS ENDED
                                                                     --------------------------
                                                                     June 1, 1996  May 27, 1995
                                                                     ------------  ------------
Cash flows from operating activities:
  Net income                                                           $ 10,639     $ 26,272
Adjustments to reconcile net income
to net cash from operating activities:
  Depreciation and amortization                                           7,173        6,166
  Deferred income taxes                                                    --         (6,000)
  Realized and unrealized gains on investments, net                        (381)        (355)
  Investments in trading securities                                     (10,157)      (3,135)
  Proceeds from the sale of trading securities                            6,742        4,168
  Minority shareholders' portion of consolidated
   subsidiary's net income                                                  117           38
  Other                                                                     216          819
Change in assets and liabilities:
  Decrease in accounts receivable                                         2,939        1,267
  Increase in inventories                                                (2,308)     (12,939)
  Increase in accounts payable and accrued expenses                       5,582        1,222
  Increase in postretirement benefits                                     2,460        1,421
  Other                                                                   1,479       (6,443)
                                                                       --------     --------
Net cash provided by operating activities                                24,501       12,501
                                                                       --------     --------

Cash flows used by investing activities:
  Purchases of property and equipment                                    (6,693)      (8,216)
  Investments in dealer receivables                                     (32,822)     (25,607)
  Collections of dealer receivables                                      29,775       25,474
  Other                                                                  (2,030)      (8,860)
                                                                       --------     --------
Net cash used by investing activities                                   (11,770)     (17,209)
                                                                       --------     --------

Cash flows used by financing activities and capital transactions:
  Payments of long-term debt and capital leases                          (3,128)      (1,399)
  Payments of cash dividends                                             (5,070)      (5,052)
  Proceeds from issuance of long-term debt                                1,000       11,879
  Other                                                                     261          551
                                                                       --------     --------
Net cash (used) provided by financing activities and
   capital transactions                                                  (6,937)       5,979
                                                                       --------     --------
Net increase in cash and cash equivalents                                 5,794        1,271

Cash and cash equivalents - beginning of period                           8,881          847
                                                                       --------     --------

Cash and cash equivalents - end of period                              $ 14,675     $  2,118
                                                                       ========     ========

SEE UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
         UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of June 1, 1996, the consolidated results of operations for the 40 and 13 weeks ended June 1, 1996 and the 39 and 13 weeks ended May 27, 1995, and the consolidated cash flows for the 40 weeks ended June 1, 1996 and the 39 weeks ended May 27, 1995.

2. The results of operations for the 40 weeks ended June 1, 1996, are not necessarily indicative of the results to be expected for the full year. Service revenues, in the Consolidated Statements of Operations, consist of revenues generated by Cycle-Sat, Inc. (Cycle-Sat) and Winnebago Acceptance Corporation (WAC), subsidiaries of the Company.

3. Inventories are valued at the lower of cost or market, with cost being determined under the last-in, first-out (LIFO) method and market defined as net realizable value.

         Inventories are composed of the following (dollars in thousands):

                                 June 1,  August 26,
                                  1996       1995
                                 -------    -------

         Finished Goods .....    $20,741    $19,855

         Work In Process ....     15,008     14,223

         Raw Materials ......     36,446     34,704
                                 -------    -------
                                  72,195     68,782
         LIFO Reserve .......     16,366     15,621
                                  ------     ------
                                 $55,829    $53,161
                                 =======    =======

4. Since March 1992, the Company has had a financing and security agreement with NationsCredit Corporation (NationsCredit) a NationsBank Company.

       Terms of the agreement limit borrowings to the lesser of $30,000,000 or 75 percent of eligible inventory (fully manufactured recreation vehicles and motor home chassis and related components). Borrowings are secured by the Company's receivables and inventory. Borrowings pursuant to the agreement bear interest at the prime rate, as defined in the agreement, plus 50 basis points. The line of credit is available through March 31, 1997, and continues during successive one-year periods unless either party provides at least 90-days notice prior to the end of the one-year period to the other party that they wish to terminate the line of credit. The agreement also contains certain covenants including maintenance of minimum net worth, working capital and current ratio. As of June 1, 1996, the Company was in compliance with these covenants. There were no outstanding borrowings under the line of credit at June 1, 1996 or August 26, 1995.

       The Company and Cycle-Sat maintain a line of credit with Firstar Bank Cedar Rapids (Firstar). Terms of the agreement limit the amount advanced to the lesser of $4,500,000 or the sum of 80 percent of Cycle-Sat's eligible accounts receivable and 50 percent of its inventory. Borrowings pursuant to the agreement bear interest at the 90-day LIBOR rate, plus 150 basis points (7.4 percent per annum at June 1, 1996 and August 26, 1995). The agreement contains certain restrictive covenants. Borrowings under the line of credit are secured by Cycle-Sat's accounts receivable and inventories and have been guaranteed by the Company. The line of credit expires January 31, 1997. The outstanding balance under the line of credit was $4,215,000 at June 1, 1996 and $4,000,000 at August 26,
       1995. As of June 1, 1996, Cycle-Sat had exceeded the available borrowing limit by $356,000 which constitutes an event of default under the agreement.

5. It is customary practice for companies in the recreation vehicle industry to enter into repurchase agreements with lending institutions which have provided wholesale floor plan financing to dealers. The Company's agreements provide for the repurchase of its products from the financing institution in the event of repossession upon a dealer's default. The Company was contingently liable for approximately $142,270,000 and $120,487,000 under repurchase agreements with lending institutions as of June 1, 1996, and August 26, 1995, respectively. Included in these contingent liabilities are approximately $34,672,000 and $37,616,000, respectively, of certain dealer receivables subject to recourse agreements with NationsCredit and John Deere Credit, Inc.

6. For the 40 weeks ended June 1, 1996 and the 39 weeks ended May 27, 1995 the Company paid cash for the following (dollars in thousands):

                                Forty               Thirty-Nine
                             Weeks Ended            Weeks Ended
                          ------------------     -------------------
                               June 1,                May 27,
                                1996                    1995
                          ------------------     -------------------
       Interest             $         1,511       $           1,023
       Income Taxes                   3,335                   6,989

7. At June 1, 1996, Postretirement Health Care and Deferred Compensation Benefits included postretirement benefits related to health care and other benefits of $26,499,000 and deferred compensation of $21,184,000.

       Net postretirement benefit cost for the 13 and 40 weeks ended June 1, 1996 consisted of the following components:

                                              Thirteen     Forty
                                               Weeks       Weeks
                                             ----------    ------
         Service cost - benefits earned
          during the period                    $   366     $ 1,125
         Interest cost on accumulated
          postretirement benefit obligation        380       1,166
         Amortization of (gain)/loss               (30)        (93)
                                               -------     -------
                                               $   716     $ 2,198
                                               =======     =======

8. The Company has guaranteed certain debt obligations of an unaffiliated party totaling $4,500,000. The unaffiliated party is currently experiencing financial difficulties. The Company, at this time, is unable to reasonably estimate the loss, if any, it will incur with respect to this contingency.



           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


Thirteen Weeks Ended June 1, 1996 Compared to Thirteen Weeks Ended May 27, 1995

Net revenues of manufactured products for the 13 weeks ended June 1, 1996 increased $25,700,000 or 21.7 percent from the 13 weeks ended May 27, 1995. Motor home shipments increased by 382 units or 16.8 percent during the 13 weeks ended June 1, 1996 when compared to the third quarter of fiscal 1995. In the Company's opinion, the Company's strong results for the third fiscal quarter of 1996 is a direct result of the quality of its products. The Company is cautiously optimistic about the remainder of fiscal 1996.

Service revenues for the 13 weeks ended June 1, 1996 increased $704,000 or 10.4 percent from the comparable period of fiscal 1995. Cycle-Sat recorded revenues of $7,134,000, an increase of $699,000 or 10.9 percent primarily due to increased revenues generated through the acquisition by Cycle-Sat of the TFI division of MPO Videotronics (TFI) during the third quarter of fiscal 1995.

Cost of manufactured products, as a percent of manufactured product revenues, was 86.2 percent for the 13 weeks ended June 1, 1996 compared to 85.6 percent for the 13 weeks ended May 27, 1995. This percentage increase was primarily caused by lower margins realized by the Company on its manufactured products.

Cost of services, as a percent of service revenues, decreased during the third quarter of fiscal 1996 to 57.3 percent from 58.9 percent during the third quarter of fiscal 1995. This percentage decrease is attributed to the increase in Cycle-Sat's revenues and the fixed costs of its operations remaining relatively constant.

Selling and delivery expenses decreased by $554,000 to $6,711,000 comparing the 13 weeks ended June 1, 1996 to the 13 weeks ended May 27, 1995 and decreased as a percentage of net revenues to 4.4 percent from 5.8 percent. The decreases in dollars and percentage primarily reflects decreases in the Company's promotional and advertising costs.

General and administrative expenses increased by $2,138,000 to $8,561,000 comparing the 13 weeks ended June 1, 1996 to the 13 weeks ended May 27, 1995 and increased as a percentage of net revenues to 5.7 percent from 5.1 percent. The increases in dollars and percentage primarily reflect increases in the Company's provisions for its retirement programs and bad debts reserves and by increased spending by Cycle-Sat.

The Company had net financial expense of $38,000 for the third quarter of fiscal 1996 compared to net financial income of $457,000 for the comparable quarter of fiscal 1995. During the 13 weeks ended June 1, 1996, the Company recorded realized and unrealized gains in its marketable securities portfolio of $232,000, foreign currency translation losses of $153,000 and $117,000 of interest expense. During the 13 weeks ended May 27, 1995, the Company recorded $74,000 of realized and unrealized gains in its marketable securities portfolio, $616,000 of foreign currency translation gains, and interest expense of $233,000.

For the 13 weeks ended June 1, 1996, the Company reported net income of $5,411,000 or $.21 per share which consisted primarily of income from manufactured products operations of $5,156,000 ($.20 per share) and from Cycle-Sat operations of $11,000. For the 13 weeks ended May 27, 1995, the Company reported net income of $6,578,000 or $.26 per share which consisted primarily of income from manufactured products operations of $6,056,000 ($.24 per share) and income from Cycle-Sat operations of $58,000.

Due to the trend of earnings Winnebago Industries has realized the past three years, the Company has fully reflected the benefit of prior tax losses that had existed. The 13 weeks ended June 1, 1996 reflect the impact of income tax expense of $2,330,000 compared with $0 income tax expense for the comparable period of fiscal 1995.


Forty Weeks Ended June 1, 1996 Compared to Thirty-Nine Weeks Ended May 27, 1995

Net revenues of manufactured products for the 40 weeks ended June 1, 1996 increased $9,137,000 or 2.6 percent from the 39 weeks ended May 27, 1995. Motor home shipments decreased by 227 units or 3.3 percent during the 40 weeks ended June 1, 1996 when compared to the 39 weeks ended May 27, 1995. The increase in the Company's revenues is attributed to the strong quarter the Company had during the third quarter of fiscal 1996. Even though the third quarter of fiscal 1996 showed an increase in revenues, the year-to-date unit sales were down when compared to last year due to a product mix change more heavily weighed to more expensive units with a slide-out feature.

Service revenues for the 40 weeks ended June 1, 1996 increased $6,640,000 or
38.5 percent from the 39 weeks ended May 27, 1995. Cycle-Sat recorded revenues of $22,818,000, an increase of $6,510,000, or 39.9 percent, primarily due to increased revenues as a result of the acquisition by Cycle-Sat of TFI.

Cost of manufactured products, as a percent of manufactured product revenues, was 86.6 percent for the 40 weeks ended June 1, 1996 compared to 85.8 percent for the 39 weeks ended May 27, 1995. This percentage increase was primarily caused by lower motor home production volume.

Cost of services, as a percent of service revenues, decreased to 58.2 percent from 59.0 percent when comparing the 40 weeks ended June 1, 1996 to the 39 weeks ended May 27, 1995. This percentage decrease is attributed to the increase in Cycle-Sat's sales while its fixed costs remained constant.

Selling and delivery expenses decreased by $922,000 to $19,015,000 comparing the 40 weeks ended June 1, 1996 to the 39 weeks ended May 27, 1995 and decreased as a percentage of net revenues to 4.9 percent from 5.4 percent. The decreases in dollars and percentage primarily reflects decreases in the Company's promotional and advertising costs and net delivery expenses.

General and administrative expenses increased by $5,261,000 to $23,838,000 comparing the 40 weeks ended June 1, 1996 to the 39 weeks ended May 27, 1995 and increased as a percentage of net revenues to 6.2 percent from 5.0 percent. The increases in dollars and percentage were caused primarily by increases in the Company's provisions for its retirement programs, provisions for product liability expenses and increases in Cycle-Sat's spending.

The Company had net financial income of $43,000 for the 40-week period ended June 1, 1996 compared to net financial income of $1,281,000 for the nine months ended May 27, 1995. During the 40 weeks ended June 1, 1996, the Company recorded realized and unrealized gains in its marketable securities portfolio of $381,000, interest expense of $262,000 and foreign currency translation losses of $76,000. During the 39 weeks ended May 27, 1995, the Company recorded realized and unrealized gains in its marketable securities portfolio of $355,000, interest expense of $3,000, and foreign currency translation gains of $929,000.

For the 40 weeks ended June 1, 1996, the Company reported net income of $10,639,000 or $.42 per share which consisted primarily of income from manufactured products operations of $9,498,000 ($.37 per share) and from Cycle-Sat operations of $233,000 ($.01 per share). For the 39 weeks ended May 27, 1995, the Company reported net income of $26,272,000 or $1.04 per share which consisted primarily of income from manufactured products operations of $18,719,000 ($.74 per share), $6,000,000 ($.24 per share) credit for income taxes and income of $195,000 ($.01 per share) from Cycle-Sat operations.

The results of the 40 weeks ended June 1, 1996 reflect the impact of income tax expense of $5,164,000, compared with a $6,000,000 credit for income taxes for the 39 weeks ended May 27, 1995.


LIQUIDITY AND FINANCIAL CONDITION

The Company meets its working capital and capital equipment requirements and cash requirements of subsidiaries with funds generated internally and funds borrowed under agreements with financial institutions.

At June 1, 1996, working capital was $71,231,000, an increase of $1,537,000 from the amount at August 26, 1995. The Company's principal sources and uses of cash during the 40 weeks ended June 1, 1996 are set forth in the unaudited consolidated condensed statement of cash flows for that period

Principal known demands at June 1, 1996 on the Company's liquid assets for the remainder of fiscal 1996 include approximately $1,850,000 of capital expenditures (primarily equipment replacements) for manufactured product operations and approximately $1,300,000 of capital expenditures for an Uplink Encoding System for the Digital Cypher Transmission System which will be used by Cycle-Sat.

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


                                         WINNEBAGO INDUSTRIES, INC.
                                         (Registrant)



Date  July 10, 1996                      /s/ Fred G. Dohrmann
                                         Fred G. Dohrmann
                                         President and Chief Executive Officer



Date  July 10, 1996                      /s/ Ed F. Barker
                                         Ed F. Barker
                                         Vice President, Controller and Chief
                                         Financial Officer