Form 10-K405
period 1996-08-31
WINNEBAGO INDUSTRIES INC
filed 1996-12-04
CIK 107687

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

     (Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the fiscal year ended August 31, 1996; or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
         For the transition period from ______________ to _______________
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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                  NAME OF EACH EXCHANGE ON
       TITLE OF EACH CLASS                          WHICH REGISTERED
---------------------------------        --------------------------------------
  Common Stock ($.50 par value)            The New York Stock Exchange, Inc.
                                                Chicago Stock Exchange, Inc.
                                              The Pacific Stock Exchange, Inc.


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K __X__.

     Aggregate market value of the common stock held by non-affiliates of the Registrant on October 14, 1996: $108,994,466 (14,063,802 shares at closing price on New York Stock Exchange of $7.75).

     Common stock outstanding on November 18, 1996, 25,405,679 shares.



                       DOCUMENTS INCORPORATED BY REFERENCE

1. The Winnebago Industries, Inc. Annual Report to Shareholders for the fiscal year ended August 31, 1996, portions of which are incorporated by reference into Part II hereof.

2. The Winnebago Industries, Inc. Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 18, 1996, portions of which are incorporated by reference into Part III hereof.




                           WINNEBAGO INDUSTRIES, INC.

                                    FORM 10-K

                Report for the Fiscal Year Ended August 31, 1996

                                     PART I


ITEM 1.   Business

GENERAL

Winnebago Industries, Inc. is a leading U.S. manufacturer of motor homes, self-contained recreation vehicles used primarily in leisure travel and outdoor recreation activities. Motor home sales by the Company represented more than 87 percent of its revenues in each of the past five fiscal years. The Company's motor homes are sold through dealer organizations primarily under the Winnebago, Itasca, Vectra, Rialta and Luxor brand names.

Other products manufactured by the Company consist principally of extruded aluminum, commercial vehicles, and a variety of component products for other manufacturers. Finance revenues consisted of revenues from floor plan unit financing of the Company's products in dealer inventories.

The Company was incorporated under the laws of the state of Iowa on February 12, 1958, and adopted its present name on February 28, 1961. The Company's executive offices are located at 605 West Crystal Lake Road in Forest City, Iowa. Unless the context indicates otherwise, the term "Company" refers to Winnebago Industries, Inc. and its subsidiaries.


PRINCIPAL PRODUCTS

The Company determined it was appropriate to define its operations into two business segments for fiscal 1996 (See Note 18, "Business Segment Information" in the Company's Annual Report to Shareholders for the year ended August 31,
1996). However, during each of the last five fiscal years, at least 91% of the revenues of the Company were derived from recreational vehicle products.

The following table sets forth the respective contribution to the Company's net revenues by product class for each of the last five fiscal years (dollars in thousands):

                                                                           Fiscal Year Ended(1)
                                            ------------------------------------------------------------------------------------
                                              August 31,        August 26,        August 27,       August 28,        August 29,
                                                 1996              1995              1994             1993              1992
                                            --------------    -------------     -------------    --------------    -------------
Motor Homes  ............................      $  432,212       $  402,435        $  385,319        $  326,861       $  245,908
                                                    89.2%            87.5%             88.9%             89.4%            87.5%
Other Recreation
    Vehicle Revenues (2)  ...............          17,166           19,513            21,903            17,655           17,126
                                                     3.5%             4.2%              5.1%              4.8%             6.1%
Other Manufactured Products
    Revenues (3)  .......................          34,020           36,961            25,184            20,344           18,090
                                                     7.0%             8.0%              5.8%              5.6%             6.4%
                                            --------------    -------------     -------------    --------------    -------------
       Total Manufactured
          Products Revenues  ............         483,398          458,909           432,406           364,860          281,124
                                                    99.7%            99.7%             99.8%             99.8%           100.0%

Finance Revenues (4)  ...................           1,406            1,220               831               595               12
                                                      .3%              .3%               .2%               .2%            - - -
                                            --------------    -------------     -------------    --------------    -------------

Total Net Revenues  .....................      $  484,804       $  460,129        $  433,237        $  365,455       $  281,136
                                                   100.0%           100.0%            100.0%            100.0%           100.0%

(1) The fiscal year ended August 31, 1996 contained 53 weeks; all other fiscal years in the table contained 52 weeks. All years are appropriately restated to exclude the revenues of the Company's discontinued Cycle-Sat, Inc. (Cycle-Sat) subsidiary and North Iowa Electronics, Inc. (NIE) revenues from contract assembly of a variety of electronic products..
(2)  Primarily recreation vehicle related parts, service and van conversions.
(3) Primarily sales of extruded aluminum, commercial vehicles and component products for other manufacturers.
(4)  WAC revenues from dealer financing.

Unit sales of the Company's principal recreation vehicles for the last five fiscal years were as follows:

                                                                           Fiscal Year Ended(1)
                                            ------------------------------------------------------------------------------------
                                              August 31,        August 26,        August 27,       August 28,        August 29,
                                                 1996              1995              1994             1993              1992
                                            --------------    -------------     -------------    --------------    -------------
Motor Homes
    Class A  ............................           5,893            5,993             6,820             6,095            4,161
    Class B  ............................             857            1,014               376             - - -            - - -
    Class C  ............................           2,857            2,853             1,862             1,998            2,425
                                            --------------    -------------     -------------    --------------    -------------
       Total  ...........................           9,607            9,860             9,058             8,093            6,586

(1) The fiscal year ended August 31, 1996 contained 53 weeks; all other fiscal years in the table contained 52 weeks.


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

Presently, the Company meets its working capital and capital equipment requirements and cash requirements of subsidiaries with funds generated internally and funds from agreements with financial institutions. Since March 26, 1992, the Company has had a financing and security agreement with NationsCredit Corporation. Additionally, in February 1995, the Company and Cycle-Sat entered into a $4,500,000 line of credit with Firstar Bank Cedar Rapids. (See Note 9, Notes Payable, in the Company's Annual Report to Shareholders for the year ended August 31, 1996.)

RECREATION VEHICLES

MOTOR HOMES - A motor home is a self-propelled mobile dwelling used primarily as a temporary dwelling during vacation and camping trips.

Recreation Vehicle Industry Association (RVIA) classifies motor homes into three types (Class A, Class B and Class C). Winnebago currently manufactures and sells all three types.

Class A models are conventional motor homes constructed directly on medium-duty truck chassis which include the engine and drivetrain components. The living area and driver's compartment are designed and produced by the recreation vehicle manufacturer.

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

Except for the Company's Rialtas, motor homes are sold with a basic warranty against defects in workmanship or materials for a period of 12 months or 15,000 miles, whichever occurs first. Rialtas are sold with a basic warranty package for a period of 24 months or 24,000 miles, whichever occurs first. At the expiration of the basic warranty period, the first owner receives a 36-month or 36,000-mile, whichever occurs first, limited warranty against delamination on the sidewalls and back walls.

The Company's motor homes are sold by dealers in the retail market at prices ranging from approximately $40,000 to more than $210,000, depending on size and model, plus optional equipment and delivery charges.

The Company currently manufactures Class A and Class C motor homes ranging in length from 25 to 37 feet and 21 to 31 feet, respectively. The Company's Class B motor homes are 17 feet in length.

NON-RECREATION VEHICLE ACTIVITIES

OEM, COMMERCIAL VEHICLES, AND OTHER PRODUCTS

OEM - Original equipment manufacturer sales of component parts such as aluminum extrusions, metal stamping, rotational moldings, vacuum formed plastics and fiberglass to outside manufacturers.

Commercial Vehicles - Commercial vehicles sales are custom shells designed specifically for the buyer's special needs and requirements.

Other Products - Sales of molded plastic docks for marine applications.

WINNEBAGO ACCEPTANCE CORPORATION - WAC engages in floor plan and rental unit financing for a limited number of the Company's dealers.

DISCONTINUED ACTIVITIES -

On September 9, 1996, a letter of understanding was reached to sell substantially all of the assets of Cycle-Sat. See Note 2, Discontinued Operations - Sale of Cycle-Sat Subsidiary in the Company's Annual Report to Shareholders for the year ended August 31, 1996.

The Company discontinued its van conversion operations in fiscal 1995.

The Company sold a majority of the assets of North Iowa Electronics, Inc., a contract assembler of a variety of electronic products, on August 8, 1993. See
Note 3, Discontinued Operations - Disposal of Electronic Component Assembly Segment in the Company's Annual Report to Shareholders for the year ended August 31, 1996.

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

Most of the raw materials and components utilized by the Company are obtainable from numerous sources. The Company believes that substitutes for raw materials and components, with the exception of chassis, would be obtainable with no material impact on the Company's operations. The Company purchases Class A and C chassis and engines from General Motors Corporation - Chevrolet Motor Division and Ford Motor Company; Class C chassis and engines from Volkswagen of America, Inc.; and Class A chassis and engines from Freightliner Custom Chassis Corporation. Class B chassis and engines from Volkswagen of America, Inc. are utilized in the Company's EuroVan Camper. Only two vendors accounted for as much as five percent of the Company's purchases in fiscal 1996, Ford Motor Company and General Motors Corporation (approximately 31 percent, in the aggregate).

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

DISTRIBUTION AND FINANCING

The Company markets its recreation vehicles on a wholesale basis to a broadly diversified dealer organization located primarily throughout the United States and, to a limited extent, in Canada and other foreign countries. Foreign sales, including Canada, were less than eight percent of net revenues in fiscal 1996. As of August 31, 1996, the motor home dealer organization in the United States and Canada included approximately 340 dealers, compared to approximately 360 dealers at August 26, 1995. During fiscal 1996, 13 dealers accounted for approximately 25 percent of motor home unit sales, and only one dealer accounted for more than seven percent (7.2%) of motor home unit sales.

Winnebago Industries Europe GmbH, a wholly owned subsidiary, was formed in fiscal 1992 to expand the Company's presence in Europe. (See Note 18, Business Segment Information, in the Company's Annual Report to Shareholders for the year ended August 31, 1996.)

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

At August 31, 1996, the Company had a staff of 32 people engaged in field sales and service to the motor home dealer organization.

The Company advertises and promotes its products through national RV magazines and cable TV networks and on a local basis through trade shows, television, radio and newspapers, primarily in connection with area dealers.

Substantially all sales of recreation vehicles to dealers are made on cash terms. Most dealers are financed on a "floor plan" basis under which a bank or finance company lends the dealer all, or substantially all, of the purchase price, collateralized by a lien upon, or title to, the merchandise purchased. Upon request of a lending institution financing a dealer's purchases of the Company's products, and after completion of a credit investigation of the dealer involved, the Company will execute a repurchase agreement. These agreements provide that, in the event of default by the dealer on the dealer's agreement to pay the lending institution, the Company will repurchase the financed merchandise. The agreements provide that the Company's liability will not exceed 100 percent of the invoice price and provide for periodic liability reductions based on the time since the date of the invoice. The Company's contingent liability on all repurchase agreements was approximately $129,135,000 and $120,487,000 at August 31, 1996 and August 26, 1995, respectively. Included in these contingent liabilities are approximately $33,216,000 and $37,616,000, respectively, of certain dealer receivables subject to recourse, (See Note 12, Contingent Liabilities and Commitments in the Company's Annual Report to Shareholders for the year ended August 31, 1996). The Company's contingent liability under repurchase agreements varies significantly from time to time, depending upon seasonal shipments, competition, dealer organization, gasoline supply and availability of bank financing.

COMPETITION

The recreation vehicle market is highly competitive, both as to price and quality of the product. The Company believes its principal marketing advantages are the quality of its products, its dealer organization, its warranty and service capability and its marketing techniques. The Company also believes that its prices are competitive with the competitions' units of comparable size and quality.

The Company is a leading manufacturer of motor homes. For the 12 months ended August 31, 1996, RVIA reported factory shipments of 34,100 Class A motor homes, 4,000 Class B motor homes and 15,300 Class C motor homes. Unit sales of such products by the Company for the last five fiscal years are shown elsewhere in this report. The Company is not a significant factor in the markets for its other recreation vehicle products and its non-recreation vehicle products and services.

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

The Company has several registered trademarks, including Winnebago, Itasca, Minnie Winnie, Brave, Passage, Sunrise, Adventurer, Spirit, Suncruiser, Sundancer, Warrior, Vectra, Luxor, Rialta, Minnie, Thermo-Panel and Thermo-Steel.

RESEARCH AND DEVELOPMENT

During fiscal 1996, 1995 and 1994, the Company spent approximately $801,000, $2,216,000 and $1,704,000, respectively, on research and development activities. These activities involved the equivalent of 12, 23 and 30 full-time employees during fiscal 1996, 1995 and 1994, respectively.

HUMAN RESOURCES

As of September 1, 1996, 1995 and 1994, the Company employed approximately 3,150, 3,010 and 3,150 persons, respectively. Of these, approximately 2,250, 2,240 and 2,300 persons, respectively, were engaged in manufacturing and shipping functions. None of the Company's employees are covered under a collective bargaining agreement.


ITEM 2.  Properties

The Company's manufacturing, maintenance and service operations are conducted in multi-building complexes, containing an aggregate of approximately 1,452,000 square feet in Forest City, Iowa. The Company also owns 698,000 square feet of warehouse facilities located in Forest City. The Company leases approximately 235,000 square feet of its unoccupied manufacturing facilities in Forest City to others. The Company also owns a manufacturing facility (74,000 square feet) in Hampton, Iowa. The Company leases a storage facility (25,000 square feet) in Hampton, Iowa and a manufacturing facility (17,200 square feet) in Lorimor, Iowa. Leases on the above facilities expire at various dates, the earliest of which is March 31, 1998. In fiscal 1989, the Company purchased a 308,000 square foot shopping mall on 30 acres in Temple, Texas. At August 31, 1996, the Company had leased a majority of the mall to various retail stores. In fiscal 1993, Winnebago Industries Europe GmbH purchased a distribution and service facility in Kirkel, Germany. The facility has approximately 16,700 square feet and is located on approximately six acres of land. The Company also owns a 14,400 square foot facility in Forest City which is leased to Cycle-Sat. The Company's facilities in Forest City are located on approximately 784 acres of land, all owned by the Company.

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


ITEM 4.  Submission of Matters to a Vote of Security Holders

Not Applicable.


Executive Officers of the Registrant

           NAME                            OFFICE (YEAR FIRST ELECTED AN OFFICER)               AGE
----------------------      -------------------------------------------------------------     ---------
Fred G. Dohrmann +          Chairman of the Board & Chief Executive Officer (1989)               64
Bruce D. Hertzke            President & Chief Operating Officer (1989)                           45
Edwin F. Barker             Vice President, Controller & Chief Financial Officer (1980)          49
Raymond M. Beebe            Vice President, General Counsel & Secretary (1974)                   54
Paul D. Hanson              Vice President, Strategic Planning (1993)                            50
James P. Jaskoviak          Vice President, Sales and Marketing (1994)                           44
Robert J. Olson             Vice President, Manufacturing (1996)                                 45

         +  Director

Officers are elected annually by the Board of Directors. All of the foregoing officers have been employed by the Company as officers or in other responsible positions for at least the last five years.


                                     PART II

ITEM 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

Reference is made to information concerning the market for the Company's common stock, cash dividends and related stockholder matters on page 32 of the Company's Annual Report to Shareholders for the year ended August 31, 1996, which information is incorporated by reference herein. On October 17, 1996, the Board of Directors declared a cash dividend of $.10 per common share payable January 6, 1997 to shareholders of record on December 6, 1996. The Company paid dividends of $.30 per common share during fiscal year 1995 and did not pay any dividends during fiscal 1994.


ITEM 6.  Selected Financial Data

Reference is made to the information included under the caption "Selected Financial Data" on pages 30 and 31 of the Company's Annual Report to Shareholders for the year ended August 31, 1996, which information is incorporated by reference herein.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 26 through 29 of the Company's Annual Report to Shareholders for the year ended August 31, 1996, which information is incorporated by reference herein.


ITEM 8.   Financial Statements and Supplementary Data

The consolidated financial statements of the Company which appear on pages 8 through 23 and the report of the independent accountants which appears on page 24, and the supplementary data under "Interim Financial Information (Unaudited)" on page 25 of the Company's Annual Report to Shareholders for the year ended August 31, 1996, are incorporated by reference herein.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.


                                    PART III


ITEM 10.  Directors and Executive Officers of the Registrant

Reference is made to the table entitled Executive Officers of the Registrant in Part One of this report and to the information included under the caption "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 18, 1996, which information is incorporated by reference herein.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than 10 percent of the Company's common stock (collectively "REPORTING PERSONS") to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and the New York Stock Exchange. Reporting Persons are required by the SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received or written representations from certain Reporting Persons that no Forms 5 were required for those persons, the Company believes that, during fiscal year 1996, all the Reporting Persons complied with all applicable filing requirements.


ITEM 11.  Executive Compensation

Reference is made to the information included under the caption "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 18, 1996, which information is incorporated by reference herein.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

Reference is made to the share ownership information included under the caption "Voting Securities and Principal Holders Thereof" in the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 18, 1996, which information is incorporated by reference herein.


ITEM 13.  Certain Relationships and Related Transactions

Reference is made to the information included under the caption "Certain Transactions with Management" in the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 18, 1996, which information is incorporated by reference herein.


                                     PART IV


ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1. The consolidated financial statements of the Company are incorporated by reference in ITEM 8 and an index to financial statements appears on page 13 of this report.

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

         All schedules, other than Schedule II, are omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto.

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

                                       WINNEBAGO INDUSTRIES, INC.


                                       By /s/ Fred G. Dohrmann
                                       Chairman of the Board


Date:  November 18, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on, November 18, 1996, by the following persons on behalf of the Registrant and in the capacities indicated.


             Signature                                   Capacity
             ---------                                   --------


/s/ Fred G. Dohrmann
-----------------------------------       Chairman of the Board, Chief Executive
       Fred G. Dohrmann                   Officer and Director

/s/ Edwin F. Barker
-----------------------------------       Vice President, Controller and Chief
       Edwin F. Barker                    Financial Officer

/s/ Gerald E. Boman
-----------------------------------
       Gerald E. Boman                    Director

/s/ David G. Croonquist
-----------------------------------
       David G. Croonquist                Director

/s/ Keith D. Elwick
-----------------------------------
       Keith D. Elwick                    Director

/s/ John V. Hanson
-----------------------------------
       John V. Hanson                     Director

/s/ Donald W. Olson
-----------------------------------
       Donald W. Olson                    Director

/s/ Joseph M. Shuster
-----------------------------------
       Joseph M. Shuster                  Director

/s/ Frederick M. Zimmerman
-----------------------------------
       Frederick M. Zimmerman             Director

/s/ Francis L. Zrostlik
-----------------------------------
       Francis L. Zrostlik                Director



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES                             *PAGE
-------------------------------------------                             -----

Independent Auditors' Report                                              24
Consolidated Balance Sheets                                              8 - 9
Consolidated Statements of Operations                                     10
Consolidated Statements of Changes in Stockholders' Equity                12
Consolidated Statements of Cash Flows                                     11
Notes to Consolidated Financial Statements                              13 - 23


* Refers to respective pages in the Company's 1996 Annual Report to Shareholders, a copy of which is attached hereto, which pages are incorporated herein by reference.



INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Winnebago Industries, Inc.
Forest City, Iowa


We have audited the consolidated financial statements of Winnebago Industries, Inc. and subsidiaries (the Company) as of August 31, 1996 and August 26, 1995 and for each of the three years in the period ended August 31, 1996 and have issued our report thereon dated October 17, 1996, which includes an explanatory paragraph regarding the Company's change in its method of accounting for postretirement health care and other benefits during the year ended August 27, 1994. Such consolidated financial statements and report are included in your fiscal 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Winnebago Industries, Inc. and subsidiaries, as listed in Item 14(a)2. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
October 17, 1996



                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


                                                                  (Dollars in thousands)
                                    ---------------------------------------------------------------------------------
            COLUMN                    COLUMN             COLUMN                COLUMN        COLUMN       COLUMN
              A                         B                  C                      D             E            F
-----------------------------       ----------   ------------------------    ----------     --------     ---------
                                                         ADDITIONS
                                    BALANCE AT   CHARGED TO    BAD DEBTS     DEDUCTIONS                   BALANCE
                                    BEGINNING     COST AND     RECOVERIES    CHARGEOFFS                  AT END OF
     PERIOD AND DESCRIPTION         OF PERIOD     EXPENSES                                   OTHER*       PERIOD
-----------------------------       ----------   ------------  ----------    -----------    ---------    ---------
Year Ended August 31, 1996:
     Allowance for doubtful
          accounts receivable       $ 1,128       $   359        $  --         $  (329)      $  (456)     $   702
     Allowance for doubtful
          dealer receivables            255           (70)            29            17          --            197
     Allowance for excess and
          obsolete inventory            669         1,301           --           1,401          --            569
     Allowance for doubtful
          notes receivable              950          (324)          --            (285)          456          797


Year Ended August 26, 1995:
     Allowance for doubtful
          accounts receivable         1,472          (228)            19           135          --          1,128
     Allowance for doubtful
        dealer receivables              279            47             11            82          --            255
     Allowance for excess and
          obsolete inventory          1,370         1,425           --           2,126          --            669
     Allowance for doubtful
          notes receivable            2,024          --             --           1,074          --            950

Year Ended August 27, 1994:
     Allowance for doubtful
          accounts receivable         2,615          (353)          --             240          (550)       1,472
     Allowance for doubtful
          dealer receivables            290           (40)            29          --            --            279
     Allowance for excess and
          obsolete inventory            939         1,051           --             620          --          1,370
     Allowance for doubtful
          notes receivable            1,362           122            210           220           550        2,024

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

 3b.   Amended Bylaws of the Registrant.

 4a. Restated Inventory Floor Plan Financing Agreement between Winnebago Industries, Inc. and NationsCredit Corporation previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 27, 1994 (Commission File Number 1-6403), and incorporated by reference herein and the First Amendment dated October 31, 1995 thereto.

 4b. Restated Financing and Security Agreement dated July 6, 1995 between Winnebago Industries, Inc. and NationsCredit Commercial Corporation previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 26, 1995 (Commission File Number 1-6403), and incorporated by reference herein.

 4c. Line of Credit Agreement dated February 24, 1994, among Winnebago Industries, Inc., Cycle-Sat and Firstar Bank Cedar Rapids previously filed with the Registrant's quarterly report on Form 10-Q for the quarter ended February 26, 1994 (Commission File Number 1-6403), an amendment thereto previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 25, 1995 (Commission File Number 1-6403) and an amendment thereto previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 2, 1996 (Commission File Number 1-6403) and all incorporated by reference herein.

10a. Winnebago Industries, Inc. Stock Option Plan for Outside Directors previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 29, 1992 (Commission File Number 1-6403), and incorporated by reference herein.

10b. Amendment to Winnebago Industries, Inc. Deferred Compensation Plan previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 26, 1995 (Commission File Number 1-6403), and incorporated by reference herein.

10c. Amendment to Winnebago Industries, Inc. Profit Sharing and Deferred Savings and Investment Plan previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 26, 1995 (Commission File Number 1-6403), and incorporated by reference herein.

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

10f.   Winnebago Industries, Inc. RV Incentive Compensation Plan.

10g.   Winnebago Industries, Inc. Employee's Stock Bonus Plan and Trust
       Agreement.

13. Winnebago Industries, Inc. Annual Report to Shareholders for the year ended August 31, 1996.

21.    List of Subsidiaries.

23.    Consent of Independent Accountants.

27.    Financial Data Schedule.