Form 10-Q
period 1996-11-30
WINNEBAGO INDUSTRIES INC
filed 1997-01-13
CIK 107687

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended            November 30, 1996
                               ---------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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

There were 25,406,679 shares of $.50 par value common stock outstanding on January 8, 1997.



                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES

                          INDEX TO REPORT ON FORM 10-Q

                                                                     Page Number
                                                                     -----------

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

          Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      7 & 8

PART II.  OTHER INFORMATION                                               9 & 10



Part I Financial Information

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


Dollars in thousands
                                                           NOVEMBER 30,   AUGUST 31,
                     ASSETS                                    1996         1996
-----------------------------------------------------      ------------   ----------
                                                           (Unaudited)
CURRENT ASSETS
Cash and cash equivalents                                   $ 56,620      $    797
Marketable securities                                            729         4,316
Receivables, less allowance for doubtful
   accounts ($650 and $702, respectively)                     31,077        30,029
Dealer financing receivables less allowance
   for doubtful accounts ($185 and $197, respectively)        10,824        11,491
Inventories                                                   51,279        63,103
Prepaid expenses                                               3,333         3,253
Deferred income taxes                                          6,343         6,343
Current assets of discontinued operations                       --           7,285
                                                            --------      --------

     Total current assets                                    160,205       126,617
                                                            --------      --------

PROPERTY AND EQUIPMENT, at cost
Land                                                           1,500         1,501
Buildings                                                     43,968        43,952
Machinery and equipment                                       66,648        67,456
Transportation equipment                                       7,832         7,878
                                                            --------      --------
                                                             119,948       120,787
     Less accumulated depreciation                            80,588        80,858
                                                            --------      --------

     Total property and equipment, net                        39,360        39,929
                                                            --------      --------

LONG-TERM NOTES RECEIVABLE, less allowances
    ($797 and $797, respectively)                              3,982         3,918
                                                            --------      --------

INVESTMENT IN LIFE INSURANCE                                  16,989        16,821
                                                            --------      --------

DEFERRED INCOME TAXES, NET                                    14,548        14,548
                                                            --------      --------

OTHER ASSETS                                                   3,791         3,906
                                                            --------      --------

LONG-TERM ASSETS OF DISCONTINUED OPERATIONS                     --          14,857
                                                            --------      --------

TOTAL ASSETS                                                $238,875      $220,596
                                                            ========      ========

See Unaudited Condensed Notes to Consolidated Financial Statements



                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


Dollars in thousands

                                                                             November 30,   August 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                             1996          1996
------------------------------------------------------------------------     ------------   ----------
                                                                             (Unaudited)
CURRENT LIABILITIES
Current maturities of long-term debt                                         $    157      $  1,866
Accounts payable, trade                                                        18,232        20,232
Payable to minority shareholder of Cycle-Sat                                    7,590          --
Current liabilities of discontinued operations                                   --          17,532
Provision for loss on disposal of electronic component assembly segment         3,708         4,074
Income tax payable                                                             15,604          --
Accrued expenses:
     Insurance                                                                  3,169         2,947
     Product warranties                                                         3,507         3,489
     Vacation liability                                                         3,290         3,116
     Promotional                                                                2,710         2,193
     Other                                                                      7,260         9,013
                                                                             --------      --------

        Total current liabilities                                              65,227        64,462
                                                                             --------      --------

LONG-TERM DEBT                                                                  1,622         1,692
                                                                             --------      --------

POSTRETIREMENT HEALTH CARE AND DEFERRED
  COMPENSATION BENEFITS                                                        47,276        46,937
                                                                             --------      --------

MINORITY INTEREST IN DISCONTINUED OPERATIONS                                     --           2,194
                                                                             --------      --------

STOCKHOLDERS' EQUITY
Capital stock, common, par value $.50; authorized
  60,000,000 shares                                                            12,923        12,920
Additional paid-in capital                                                     23,445        23,723
Reinvested earnings                                                            93,399        74,221
                                                                             --------      --------
                                                                              129,767       110,864
Less treasury stock, at cost                                                    5,017         5,553
                                                                             --------      --------

Total stockholders' equity                                                    124,750       105,311
                                                                             --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $238,875      $220,596
                                                                             ========      ========

See Unaudited Condensed Notes to Consolidated Financial Statements



                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
===============================================================================

IN THOUSANDS EXCEPT PER SHARE DATA
                                                                    THIRTEEN       FOURTEEN
                                                                   WEEKS ENDED    WEEKS ENDED
                                                                  ------------    -----------
                                                                  November 30,    December 2,
                                                                     1996            1995
                                                                  ------------    -----------
Net revenues                                                        $113,892       $113,735
Cost of goods sold                                                    98,813         97,766
                                                                    --------       --------
     Gross profit                                                     15,079         15,969
                                                                    --------       --------

Operating expenses:
     Selling and delivery                                              6,338          6,439
     General and administrative                                        4,885          5,563
                                                                    --------       --------
     Total operating expenses                                         11,223         12,002
                                                                    --------       --------

Operating income                                                       3,856          3,967

Financial income                                                         369            323
                                                                    --------       --------

Income from continuing operations before income taxes                  4,225          4,290

Provision for taxes                                                    1,519          1,618
                                                                    --------       --------

Income from continuing operations                                      2,706          2,672

Discontinued operations:
   Income from discontinued Cycle-Sat operations
   (less applicable income tax provisions of $140)                      --              318

   Gain from sale of discontinued Cycle-Sat subsidiary
   (includes a loss on operations of $160,000 less applicable income tax credits of $123,000 and a gain on disposal of
   $16,632,000 less income taxes of $13,462,000)                      16,472           --
                                                                    --------       --------

Net income                                                          $ 19,178       $  2,990
                                                                    ========       ========

Net income per common share:
   Income from continuing operations                                $    .11       $    .11
   Discontinued operations:
    Income from discontinued Cycle-Sat subsidiary                       --              .01
     Gain from sale of discontinued Cycle-Sat subsidiary                 .65           --
                                                                    --------       --------
Net income                                                          $    .76       $    .12
                                                                    ========       ========

Weighted average number of
  shares of common stock
  outstanding                                                         25,379         25,346
                                                                    ========       ========

See Unaudited Condensed Notes to Consolidated Financial Statements.




                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


Dollars in thousands
Increase (decrease) in cash and cash equivalents                       THIRTEEN        FOURTEEN
                                                                      WEEKS ENDED     WEEKS ENDED
                                                                      ------------    -----------
                                                                      November 30,    December 2,
                                                                         1996            1995
                                                                      ------------    -----------
Cash flows from operating activities:
  Net income                                                            $ 19,178        $  2,990
Adjustments to reconcile net income
to net cash from operating activities:
  Pre-tax gain on sale of Cycle-Sat subsidiary                           (29,811)           --
  Depreciation and amortization                                            1,665           1,747
  Realized and unrealized (gains) losses on investments, net                (120)             40
  Investments in trading securities                                         --            (2,103)
  Proceeds from sale of trading securities                                 3,707           1,851
  Other                                                                     (112)           (156)
Change in assets and liabilities:
  (Increase) decrease in accounts receivable                                (960)          8,042
  Decrease (increase) in inventories                                      11,824          (3,067)
  Increase in accounts payable and accrued expenses                       11,661           5,275
  Increase in postretirement benefits                                        339             838
  Other                                                                   (2,194)           (338)
                                                                        --------        --------
Net cash provided by operating activities                                 15,177          15,119
                                                                        --------        --------

Cash flows provided (used) by investing activities:
  Gross proceeds from the sale of Cycle-Sat subsidiary*                   55,883            --
  Purchases of property and equipment                                     (1,106)         (1,959)
  Investments in dealer receivables                                       (9,128)        (10,719)
  Collections of dealer receivables                                        9,807           7,708
  Other                                                                      (72)            282
                                                                        --------        --------
Net cash provided (used) by investing activities                          55,384          (4,688)
                                                                        --------        --------

Cash flows used by financing activities and capital transactions:
  Payment of long-term debt of discontinued operation                    (13,220)           --
  Payments of long-term debt and capital leases                           (1,779)           (488)
  Other                                                                      261              35
                                                                        --------        --------
Net cash used by financing activities and
   capital transactions                                                  (14,738)           (453)
                                                                        --------        --------
Net increase in cash and cash equivalents                                 55,823           9,978

Cash and cash equivalents - beginning of period                              797           8,508
                                                                        --------        --------

Cash and cash equivalents - end of period                               $ 56,620        $ 18,486
                                                                        ========        ========

* Includes $7,590,000 paid to the minority shareholders subsequent to November
  30, 1996.


See Unaudited Condensed Notes to Consolidated Financial Statements.




                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
         UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of November 30, 1996, the consolidated results of operations for the 13 weeks ended November 30, 1996 and the 14 weeks ended December 2, 1995, and the consolidated cash flows for the 13 weeks ended November 30, 1996 and the 14 weeks ended December 2, 1995. The results of operations for the 13 weeks ended November 30, 1996, are not necessarily indicative of the results to be expected for the full year.

2. Inventories are valued at the lower of cost or market, with cost being determined under the last-in, first-out (LIFO) method and market defined as net realizable value.

         Inventories are composed of the following (dollars in thousands):

                                               November 30,      August 31,
                                                   1996             1996
                                               ------------     ------------

              Finished                           $  21,175        $  28,228
              goods.........................
              Work in                               14,899           13,915
              process.......................
              Raw                                   32,014           37,537
              materials.....................
                                               ------------     ------------
                                                    68,088           79,680
              LIFO                                  16,809           16,577
              reserve......................
                                               ============     ============
                                                 $  51,279        $  63,106
                                               ============     ============

3. Since March 1992, the Company has had a financing and security agreement with NationsCredit Corporation (NationsCredit).

       Terms of the agreement limit borrowings to the lesser of $30,000,000 or 75 percent of eligible inventory (fully manufactured recreation vehicles and motor home chassis and related components). Borrowings are secured by the Company's receivables and inventory. Borrowings under the agreement bear interest at the prime rate, as defined in the agreement, plus 50 basis points. The line of credit is available through March 31, 1997, and continues during successive one-year periods unless either party provides at least 90-days notice prior to the end of the one-year period to the other party that they wish to terminate the line of credit. The agreement also contains certain restrictive covenants including maintenance of minimum net worth, working capital and current ratio. As of November 30, 1996, the Company was in compliance with these covenants. There were no outstanding borrowings under the line of credit at November 30, 1996 or August 31, 1996.

4. It is customary practice for companies in the recreation vehicle industry to enter into repurchase agreements with lending institutions which have provided wholesale floor plan financing to dealers. The Company's agreements provide for the repurchase of its products from the financing institution in the event of repossession upon a dealer's default. The Company was contingently liable for approximately $130,734,000 and $129,135,000 under repurchase agreements with lending institutions as of November 30, 1996 and August 31, 1996, respectively. Included in these contingent liabilities as of November 30, 1996 and August 31, 1996 are approximately $31,638,000 and $33,216,000, respectively, of certain dealer receivables subject to recourse agreements with NationsCredit and Green Tree Financial Corporation.

5. Fiscal year-to-date the Company paid cash for the following (dollars in thousands):

                                    Thirteen          Fourteen
                                   Weeks Ended       Weeks Ended
                                  -------------      ------------
                                   November 30,       December 2,
                                      1996               1995
                                  -------------      ------------
              Interest              $     186          $     449
              Income taxes                  4                 20

6. On November 19, 1996, the Company sold all of the assets of its Cycle-Sat, Inc. subsidiary to Vyvx, Inc., a subsidiary of The Williams Companies, Inc., Tulsa, Oklahoma for approximately $57 million in cash. Vyvx, Inc. is a leading provider of integrated satellite and fiber-optic video transmission services. The transaction resulted in an after-tax gain of $16.5 million or $.65 per common share.



         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Thirteen weeks ended November 30, 1996 compared to fourteen weeks ended December 2, 1995.

Net revenues for the 13 weeks ended November 30, 1996 were $113,892,000, an increase of $157,000, or 0.1 percent from the 14 week period ended December 2, 1995. Motor home shipments (Classes A and C) were 1,958 units, a decrease of 106 units, or 5.1 percent, during the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. The Company is encouraged by the positive response it has received on its 1997 product line and the Company's orders are presently running ahead of last year's level.

Gross profit, as a percent of net revenues, was 13.2 percent for the 13 weeks ended November 30, 1996 compared to 14.0 percent for the 14 weeks ended December 2, 1995. This decrease can be attributed primarily to lower production levels and discounts on selected models.

Selling and delivery expenses were $6,338,000 or 5.6 percent of net revenues during the first quarter of fiscal 1997 compared to $6,439,000 or 5.7 percent of net revenues during the first quarter of fiscal 1996. The decrease in dollars and percentage can be attributed primarily to a reduction in dealer promotional expenses.

General and administrative expenses decreased by $678,000 to $4,885,000 comparing the 13 weeks ended November 30, 1996 to the 14 weeks ended December 2, 1995 and decreased as a percentage of net revenues to 4.3 percent from 4.9 percent. The decreases in dollars and percentage was caused primarily by higher product liability costs incurred during the 14 weeks ended December 2, 1995 and by a reduction in the postretirement benefit obligation caused by revisions in certain assumptions used in estimating the cost of the Company's postretirement health care plan which caused an unrecognized net gain that will be amortized over the average remaining service period of active plan participants. This unrecognized net gain is being recorded starting with fiscal year 1997.

The Company had net financial income of $369,000 for the first quarter of fiscal 1997 compared to income of $323,000 for the comparable quarter of fiscal 1996. During the 13 weeks ended November 30, 1996, the Company recorded $309,000 of interest income, $121,000 of realized and unrealized gains in its trading securities portfolio and losses of $61,000 in foreign currency transactions. During the 14 weeks ended December 2, 1995, the Company recorded $254,000 of interest income, gains of $109,000 in foreign currency transactions and realized and unrealized losses of $40,000 in its trading securities portfolio.

For the 13 weeks ended November 30, 1996, the Company had income from continuing operations before taxes of $4,225,000 and a provision for taxes of $1,519,000 resulting in income from continuing operations of $2,706,000 or $.11 per share. For the 14 weeks ended December 2, 1995, the Company had income from continuing operations before taxes of $4,290,000 and a provision for taxes of $1,618,000 resulting in income from continuing operations of $2,672,000 or $.11 per share.

For the 13 weeks ended November 30, 1996, the Company recorded a gain from the sale of the discontinued Cycle-Sat subsidiary of $16,472,000 (net of income taxes of $13,462,000), or $.65 per share.

For the first quarter of fiscal 1996, the Company reported income from discontinued Cycle-Sat operations of $318,000 (net of income tax provisions of $140,000), or $.01 per share.

During the 13 weeks ended November 30, 1996, the Company had net income of $19,178,000, or $.76 per share, compared to $2,990,000, or $.12 per share for the 14 weeks ended December 2, 1995.


LIQUIDITY AND FINANCIAL CONDITION

The Company meets its working capital and capital equipment requirements and cash requirements of subsidiaries with funds generated internally and funds from agreements with financial institutions.

At November 30, 1996, working capital was $94,978,000, an increase of $32,823,000 from the amount at August 31, 1996. The increase in the Company's working capital was caused primarily by the Company's sale of the Cycle-Sat subsidiary. The Company's principal sources and uses of cash during the 13 weeks ended November 30, 1996 are set forth in the unaudited consolidated condensed statement of cash flows for that period.

Principal known demands at November 30, 1996 on the Company's liquid assets for the remainder of fiscal 1997 include approximately $13,300,000 of income taxes as a result of the gain on the sale of Cycle-Sat, a $7,600,000 payment to the minority shareholder of Cycle-Sat, $5,200,000 of capital expenditures (primarily equipment replacement) and $2,500,000 of cash dividends declared by the Board of Directors on October 17, 1996 (payable January 6, 1997).

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


                                              WINNEBAGO INDUSTRIES, INC.
                                      ------------------------------------------
                                                     (Registrant)



Date   January 10, 1997               /s/ Fred G. Dohrmann
     ---------------------            ------------------------------------------
                                      Fred G. Dohrmann
                                      Chairman of the Board and Chief
                                      Executive Officer



Date   January 10, 1997               /s/ Edwin F. Barker
     ----------------------           ------------------------------------------
                                      Edwin F. Barker
                                      Vice President - Chief Financial Officer