Form 10-K405/A
period 1996-11-30
WINNEBAGO INDUSTRIES INC
filed 1997-02-07
CIK 107687

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                FORM 10-K/A NO. 1

(Mark One)

(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the fiscal year ended August 31, 1996; or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) For the transition period from ________________ to _________________

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


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                NAME OF EACH EXCHANGE ON
     TITLE OF EACH CLASS                            WHICH REGISTERED
-----------------------------              ---------------------------------
Common Stock ($.50 par value)              The New York Stock Exchange, Inc.
                                              Chicago Stock Exchange, Inc.
                                            The Pacific Stock Exchange, Inc.


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       Yes  _x_     No __.

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K _x_.

       Aggregate market value of the common stock held by non-affiliates of the Registrant on October 14, 1996: $108,994,466 (14,063,802 shares at closing price on New York Stock Exchange of $7.75).

       Common stock outstanding on November 18, 1996, 25,405,679 shares.



                                     PART I


ITEM 3.  Legal Proceedings (as amended January 29, 1997)

The Company is involved in various legal proceedings which are ordinary routine litigation incident to its business, many of which are covered in whole or in part by insurance. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to this litigation, management is of the opinion that while the final resolution of any such litigation may have an impact on the Company's consolidated results for a particular reporting period, the ultimate disposition of such litigation will not have any material adverse effect on the Company's financial position, results of operations or liquidity.



                                    SIGNATURE


Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WINNEBAGO INDUSTRIES, INC.



                                       By       /s/      Fred G. Dohrmann
                                                         Chairman of the Board

Date:  January 29, 1997