Form 10-Q
period 1997-03-01
WINNEBAGO INDUSTRIES INC
filed 1997-04-14
CIK 107687

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

For the quarterly period ended               March 1, 1997
                               ------------------------------------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

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

There were 25,453,179 shares of $.50 par value common stock outstanding on April 9, 1997.


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



Part I Financial Information

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

Dollars in thousands
                                                            MARCH 1,    AUGUST 31,
                       ASSETS                                1997         1996
------------------------------------------------------     --------     --------
                                                         (Unaudited)
CURRENT ASSETS
Cash and cash equivalents                                  $ 34,910     $    797
Marketable securities                                          --          4,316
Receivables, less allowance for doubtful
   accounts ($1,815 and $702, respectively)                  36,948       30,029
Dealer financing receivables less allowance
   for doubtful accounts ($208 and $197, respectively)       12,696       11,491
Inventories                                                  47,749       63,103
Prepaid expenses                                              3,212        3,253
Deferred income taxes                                         6,343        6,343
Current assets of discontinued operations                      --          7,285
                                                           --------     --------

     Total current assets                                   141,858      126,617
                                                           --------     --------

PROPERTY AND EQUIPMENT, at cost
Land                                                          1,500        1,501
Buildings                                                    44,019       43,952
Machinery and equipment                                      66,930       67,456
Transportation equipment                                      7,757        7,878
                                                           --------     --------
                                                            120,206      120,787
     Less accumulated depreciation                           82,100       80,858
                                                           --------     --------

     Total property and equipment, net                       38,106       39,929
                                                           --------     --------

LONG-TERM NOTES RECEIVABLE, less allowances
    ($997 and $797, respectively)                             3,875        3,918
                                                           --------     --------

INVESTMENT IN LIFE INSURANCE                                 16,993       16,821
                                                           --------     --------

DEFERRED INCOME TAXES, NET                                   14,548       14,548
                                                           --------     --------

OTHER ASSETS                                                  3,704        3,906
                                                           --------     --------

LONG-TERM ASSETS OF DISCONTINUED OPERATIONS                    --         14,857
                                                           --------     --------

TOTAL ASSETS                                               $219,084     $220,596
                                                           ========     ========

See Unaudited Condensed Notes to Consolidated Financial Statements





                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


Dollars in thousands                                                        MARCH 1,    AUGUST 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                          1997         1996
------------------------------------------------------------------------    --------    ---------
                                                                           (Unaudited)
CURRENT LIABILITIES
Current maturities of long-term debt                                        $    154     $  1,866
Accounts payable, trade                                                       20,933       20,232
Current liabilities of discontinued operations                                  --         17,532
Provision for loss on disposal of electronic component assembly segment         --          4,074
Income tax payable                                                             6,476         --
Accrued expenses:
     Insurance                                                                 2,688        2,947
     Product warranties                                                        3,386        3,489
     Vacation liability                                                        2,832        3,116
     Promotional                                                               4,419        2,193
     Other                                                                    10,362        9,013
                                                                            --------     --------

        Total current liabilities                                             51,250       64,462
                                                                            --------     --------

LONG-TERM DEBT                                                                 1,496        1,692
                                                                            --------     --------

POSTRETIREMENT HEALTH CARE AND DEFERRED                                       47,631       46,937
                                                                            --------     --------

MINORITY INTEREST IN DISCONTINUED OPERATIONS                                    --          2,194
                                                                            --------     --------

STOCKHOLDERS' EQUITY
Capital stock, common, par value $.50; authorized
   60,000,000 shares                                                          12,923       12,920
Additional paid-in capital                                                    23,203       23,723
Reinvested earnings                                                           87,182       74,221
                                                                            --------     --------
                                                                             123,308      110,864
Less treasury stock, at cost                                                   4,601        5,553
                                                                            --------     --------

Total stockholders' equity                                                   118,707      105,311
                                                                            --------     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $219,084     $220,596
                                                                            ========     ========

See Unaudited Condensed Notes to Consolidated Financial Statements




                                 WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
=================================================================================================================

IN THOUSANDS EXCEPT PER SHARE DATA

                                                                  THIRTEEN            TWENTY-SIX     TWENTY-SEVEN
                                                                 WEEKS ENDED          WEEKS ENDED    WEEKS ENDED
                                                           ------------------------   -----------    ------------
                                                            March 1,       March 2,      March 1,       March 2,
                                                              1997           1996          1997           1996
                                                           ---------      ---------     ---------      ---------
Net revenues                                               $ 105,702      $ 106,161     $ 219,594      $ 219,896
Cost of goods sold                                            95,503         92,639       194,316        190,405
                                                           ---------      ---------     ---------      ---------
     Gross profit                                             10,199         13,522        25,278         29,491
                                                           ---------      ---------     ---------      ---------

Operating expenses:
     Selling and delivery                                      6,663          5,139        13,001         11,578
     General and administrative                                6,866          5,510        11,751         11,073
                                                           ---------      ---------     ---------      ---------
     Total operating expenses                                 13,529         10,649        24,752         22,651
                                                           ---------      ---------     ---------      ---------

Operating (loss) income                                       (3,330)         2,873           526          6,840

Financial income                                                 745            384         1,114            707
                                                           ---------      ---------     ---------      ---------

Pre-tax (loss) income from continuing operations              (2,585)         3,257         1,640          7,547

Provision for taxes                                            1,089          1,059         2,608          2,677
                                                           ---------      ---------     ---------      ---------

(Loss) income from continuing operations                      (3,674)         2,198          (968)         4,870

Discontinued operations:
   Income from discontinued Cycle-Sat operations
   (less applicable income tax provisions of $17 and
   $157, respectively)                                          --               40          --              358

   Gain from sale of discontinued Cycle-Sat subsidiary
   (includes a loss on operations of 160 less
   applicable income tax credits of $123 and a
   gain on disposal of $16,632 less income taxes
   of $13,462)                                                  --             --          16,472           --
                                                           ---------      ---------     ---------      ---------

Net (loss) income                                          $  (3,674)     $   2,238     $  15,504      $   5,228
                                                           =========      =========     =========      =========

Net (loss) income per common share:
   Continuing operations                                   $    (.15)     $     .09     $    (.04)     $     .20
   Discontinued operations                                      --             --            --              .01
   Gain from sale of Cycle-Sat                                  --             --             .65           --
                                                           ---------      ---------     ---------      ---------
Net (loss) income                                          $    (.15)     $     .09     $     .61      $     .21
                                                           =========      =========     =========      =========

Weighted average number of
  shares of common stock
  outstanding                                                 25,431         25,346        25,405         25,346
                                                           =========      =========     =========      =========

See Unaudited Condensed Notes to Consolidated Financial Statements.

================================================================================================================



                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


Dollars in thousands
Increase (decrease) in cash and cash equivalents

                                                                    TWENTY-SIX     TWENTY-SEVEN
                                                                    WEEKS ENDED    WEEKS ENDED
                                                                    -----------    ------------
                                                                      March 1,       March 2,
                                                                        1997          1996
                                                                    -----------    ------------
Cash flows from operating activities:
  Net income                                                          $ 15,504      $  5,228
Adjustments to reconcile net income
to net cash from operating activities:
  Pre-tax gain on sale of Cycle-Sat subsidiary                         (29,811)         --
  Depreciation and amortization                                          3,826         3,318
  Realized and unrealized gains on investments, net                       (137)         (149)
  Investments in trading securities                                       --          (3,157)
  Proceeds from sale of trading securities                               4,453         1,737
  Other                                                                  1,616           146
Change in assets and liabilities:
  (Increase) decrease in accounts receivable                            (7,533)        1,523
  Decrease (increase) in inventories                                    15,354        (4,846)
  Increase in accounts payable and accrued expenses                      4,950         9,679
  Increase in postretirement benefits                                      694         1,549
  Other                                                                 (2,194)       (1,269)
                                                                      --------      --------
Net cash provided by operating activities                                6,722        13,759
                                                                      --------      --------

Cash flows provided (used) by investing activities:
  Gross proceeds from the sale of Cycle-Sat subsidiary                  55,883          --
  Payment to minority shareholder for sale of Cycle-Sat                 (7,160)         --
  Purchases of property and equipment                                   (2,039)       (3,636)
  Investments in dealer receivables                                    (21,695)      (20,022)
  Collections of dealer receivables                                     20,078        19,601
  Other                                                                   (440)         (500)
                                                                      --------      --------
Net cash provided (used) by investing activities                        44,627        (4,557)
                                                                      --------      --------

Cash flows used by financing activities and capital transactions:
  Payment of long-term debt of discontinued operation                  (13,220)         --
  Payments of long-term debt and capital leases                         (1,908)         (646)
  Payment of cash dividends                                             (2,542)       (2,534)
  Other                                                                    434            76
                                                                      --------      --------
Net cash used by financing activities and
   capital transactions                                                (17,236)       (3,104)
                                                                      --------      --------
Net increase in cash and cash equivalents                               34,113         6,098

Cash and cash equivalents - beginning of period                            797         8,508
                                                                      --------      --------

Cash and cash equivalents - end of period                             $ 34,910      $ 14,606
                                                                      ========      ========

See Unaudited Condensed Notes to Consolidated Financial Statements.




                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
         UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of March 1, 1997, the consolidated results of operations for the 26 and 13 weeks ended March 1, 1997 and the 27 and 13 weeks ended March 2, 1996, and the consolidated cash flows for the 26 weeks ended March 1, 1997 and the 27 weeks ended March 2, 1996. The results of operations for the 26 weeks ended March 1, 1997, are not necessarily indicative of the results to be expected for the full year.

2. Inventories are valued at the lower of cost or market, with cost being determined under the last-in, first-out (LIFO) method and market defined as net realizable value.

         Inventories are composed of the following (dollars in thousands):

                                                   March 1,          August 31,
                                                    1997               1996
                                                ------------       ------------

                Finished
                goods....................       $     17,704       $     28,228
                Work in process..........             15,622             13,915
                Raw materials............             31,450             37,537
                                                ------------       ------------
                                                      64,776             79,680
                LIFO                                 (17,027)           (16,577)
                reserve..................
                                                ============       ============
                                                $     47,749       $     63,103
                                                ============       ============

3. Since March 1992, the Company has had a financing and security agreement with NationsCredit Corporation (NationsCredit). Terms of the agreement limit borrowings to the lesser of $30,000,000 or 75 percent of eligible inventory (fully manufactured recreation vehicles and motor home chassis and related components). Borrowings are secured by the Company's receivables and inventory. Borrowings under the agreement bear interest at the prime rate, as defined in the agreement, plus 50 basis points. The line of credit is available through March 31, 1998, and continues during successive one-year periods unless either party provides at least 90-days' notice prior to the end of the one-year period to the other party that they wish to terminate the line of credit. The agreement also contains certain restrictive covenants including maintenance of minimum net worth, working capital and current ratio. As of March 1, 1997, the Company was in compliance with these covenants. There were no outstanding borrowings under the line of credit at March 1, 1997 or August 31, 1996.

4. It is customary practice for companies in the recreation vehicle industry to enter into repurchase agreements with lending institutions which have provided wholesale floor plan financing to dealers. The Company's agreements provide for the repurchase of its products from the financing institution in the event of repossession upon a dealer's default. The Company was contingently liable for approximately $150,954,000 and $129,135,000 under repurchase agreements with lending institutions as of March 1, 1997 and August 31, 1996, respectively. Included in these contingent liabilities as of March 1, 1997 and August 31, 1996 are approximately $34,278,000 and $33,216,000, respectively, of certain dealer receivables subject to recourse agreements with NationsCredit and Green Tree Financial Corporation.

5. Fiscal year-to-date the Company paid cash for the following (dollars in thousands):

                                     Twenty-Six     Twenty-Seven
                                     Weeks Ended    Weeks Ended
                                     -----------    ------------
                                       March 1,        March 2,
                                        1997            1996
                                     ----------      ----------
                   Interest           $     355       $     978
                   Income taxes          10,175             520

6. The Company, as a result of the continuing sluggish RV market conditions in central Europe, decided to close the rental and retail operations of its subsidiary, Winnebago Industries Europe GmbH (WIE), located in Kirkel, Germany. The 13 and 26 weeks ended March 1, 1997 were negatively impacted by charges aggregating $5 million as a result of this decision. The $5 million of charges are principally reflected in cost of goods sold, selling expenses and general and administrative expenses.



         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Thirteen Weeks Ended March 1, 1997 Compared to Thirteen Weeks Ended March 2,
1996.

Net revenues for the 13 weeks ended March 1, 1997 were $105,702,000, a decrease of $459,000, or 0.4 percent from the 13 week period ended March 2, 1996. Motor home shipments (Classes A and C) were 1,828 units, a decrease of 40 units, or
2.1 percent, during the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996. Even though the Company did record a negative impact to the financial statements for its German subsidiary, WIE, during the second quarter of fiscal 1997, the long-term outlook for the motor home sales domestically appears favorable.

Gross profit, as a percent of net revenues, was 9.6 percent for the 13 weeks ended March 1, 1997 compared to 12.7 percent for the 13 weeks ended March 2, 1996. This decrease can be attributed primarily to reductions in valuations of the units and parts inventories at WIE and by an increase in discount programs to sell specific units into the U.S. marketplace.

Selling and delivery expenses were $6,663,000 or 6.3 percent of net revenues during the second quarter of fiscal 1997 compared to $5,139,000 or 4.8 percent of net revenues during the second quarter of fiscal 1996. The increases in dollars and percentage is due to increases in product promotional expenses.

General and administrative expenses increased by $1,356,000 to $6,866,000 comparing the 13 weeks ended March 1, 1997 to the 13 weeks ended March 2, 1996 and increased as a percentage of net revenues to 6.5 percent from 5.2 percent. The increases in dollars and percentage were caused primarily by the increases in legal reserves at WIE and the Company, an increase in the allowance for doubtful receivables at WIE and an increase in the bad debt reserve at the Company's finance subsidiary, Winnebago Acceptance Corporation (WAC), partially offsetting these increases was a reduction in the Company's product liability reserve.

The Company had net financial income of $745,000 for the second quarter of fiscal 1997 compared to net financial income of $384,000 for the comparable quarter of fiscal 1996. During the 13 weeks ended March 1, 1997, the Company recorded $636,000 of interest income, gains of $93,000 in foreign currency transactions and $16,000 of realized and unrealized gains in its trading securities portfolio. During the 13 weeks ended March 2, 1996, the Company recorded $228,000 of interest income, $188,000 of realized and unrealized gains in its trading securities portfolio and losses of $32,000 in foreign currency transactions.

For the 13 weeks ended March 1, 1997, the Company had pre-tax income from domestic continuing operations of $3,115,000 and a pre-tax loss from WIE of $5,700,000, of which $5,000,000 was due to the Company's decision to close the rental and retail operations of WIE (See Note 6). The $5,700,000 pre-tax loss of WIE is considered an operating loss of a foreign subsidiary that does not qualify for a tax deduction, therefore, the Company was required to record a provision for taxes of $1,089,000 resulting in a consolidated net loss of $3,674,000 or $.15 per share. For the comparable period of fiscal 1996, the Company had pre-tax income of $3,257,000 from continuing operations and a provision for taxes of $1,059,000 resulting in income from continuing operations of $2,198,000 and income from discontinued Cycle-Sat operations of $40,000 (net of income tax provisions of $17,000) resulting in net income of $2,238,000 or $.09 per share.

Twenty-Six Weeks Ended March 1, 1997 Compared to Twenty-Seven Weeks Ended March 2, 1996

Net revenues for the 26 weeks ended March 1, 1997 were $219,594,000, a decrease of $302,000, or 0.1 percent from the 27 week period ended March 2, 1996. Motor home shipments (Classes A and C) were 3,786 units, a decrease of 146 units, or
3.7 percent, during the 26 weeks ended March 1, 1997 when compared to the 27 weeks ended March 2, 1996. Even though motor home shipments decreased by 3.7 percent, net revenues remained relatively constant due to an increase in the average motor home sales price when comparing the two periods.

Gross profit, as a percent of net revenues, was 11.5 percent for the 26 weeks ended March 1, 1997 compared to 13.4 percent for the 27 weeks ended March 2, 1996. This decrease can be attributed primarily to reductions in valuations of the units and parts inventories at WIE and by an increase in discount programs to sell specific units into the U.S. marketplace.

Selling and delivery expenses were $13,001,000 or 5.9 percent of net revenues during the 26 weeks ended March 1, 1997 compared to $11,578,000, or 5.3 percent of net revenues during the 27 weeks ended March 2, 1996. The increases in dollars and percentage is due to increases in product promotional expenses.

General and administrative expenses increased by $678,000 to $11,751,000 when comparing the 26 weeks ended March 1, 1997 to the 27 weeks ended March 2, 1996. Also, the percentage increased to 5.4 percent of net revenues from 5.0 percent of net revenues when comparing the same periods. The increases in dollars and percentage were caused primarily by the increases in legal reserves at WIE and the Company, an increase in the allowance for doubtful receivables at WIE and an increase in the bad debt reserve at the Company's finance subsidiary, WAC, partially offsetting these increases was a reduction in the Company's product liability reserve.

The Company had net financial income of $1,114,000 for the first half of fiscal 1997 compared to net financial income of $707,000 for the comparable period of fiscal 1996. During the 26 weeks ended March 1, 1997, the Company recorded $945,000 of interest income, $137,000 of realized and unrealized gains in its trading securities portfolio and $32,000 of gains in foreign currency transactions. During the 27 weeks ended March 2, 1996, the Company recorded $482,000 of interest income, $148,000 of realized and unrealized gains in its trading securities portfolio and $77,000 of gains in foreign currency transactions.

For the 26 weeks ended March 1, 1997, the Company had pre-tax income from domestic continuing operations of $7,440,000 and a pre-tax loss from WIE of $5,800,000 of which $5,000,000 was due to the write down of selected assets caused by excess inventory buildup and the Company's decision to close the rental and retail operations of WIE (See Note 6). The $5,800,000 pre-tax loss of WIE is considered an operating loss of a foreign subsidiary that does not qualify for a tax deduction, therefore, the Company was required to record a provision for taxes of $2,608,000 resulting in a loss from continuing operations of $968,000 or $.04 per share.

For the 26 weeks ended March 1, 1997, the Company recorded a gain from the sale of the discontinued Cycle-Sat subsidiary of $16,472,000 (net of income taxes of $13,462,000), or $.65 per share.

For the 27 weeks ended March 2, 1996, the Company reported income from discontinued Cycle-Sat operations of $358,000 (net of income tax provisions of $157,000), or $.01 per share.

During the 26 weeks ended March 1, 1997, the Company had net income of $15,504,000, or $.61 per share, compared to $5,228,000, or $.21 per share for the 27 weeks ended March 2, 1996.


LIQUIDITY AND FINANCIAL CONDITION

The Company meets its working capital and capital equipment requirements and cash requirements of subsidiaries with funds generated internally and funds from agreements with financial institutions.

At March 1, 1997, working capital was $90,608,000, an increase of $28,453,000 from the amount at August 31, 1996. The increase in the Company's working capital was caused primarily by proceeds from the sale of the Cycle-Sat subsidiary. The Company's principal sources and uses of cash during the 26 weeks ended March 1, 1997 are set forth in the unaudited consolidated condensed statement of cash flows for that period.

Principal known demands at March 1, 1997 on the Company's liquid assets for the remainder of fiscal 1997 include approximately $8,000,000 of income taxes partially due to the gain on the sale of Cycle-Sat, $3,500,000 of capital expenditures (primarily equipment replacement) and $2,500,000 of cash dividends declared by the Board of Directors on March 20, 1997 (payable July 7, 1997).

Management currently expects its cash on hand, funds from operations and borrowings available under existing credit facilities to be sufficient to cover both short-term and long-term operating requirements.


Part II  Other Information

Item 4   Submission of Matters to a Vote of Security Holders

         (a)  The annual meeting of shareholders was held December 18, 1996.

         (b) The election of eight directors was the only shareholder business transacted at the annual meeting. The breakdown of the votes was as follows*:

                                        VOTES CAST     VOTES CAST        VOTES
                                           FOR           AGAINST       ABSTAINED
                                      --------------   -----------   -----------
              Gerald E. Boman           21,048,736       316,120       195,061
              Jerry N. Currie           21,150,466       214,390       195,061
              Fred G. Dohrmann          20,913,994       450,862       195,061
              John V. Hanson            20,909,784       455,072       195,061
              Gerald C. Kitch           21,147,556       217,300       195,061
              Joseph M. Shuster         21,163,439       201,417       195,061
              Frederick M. Zimmerman    21,164,839       200,017       195,061
              Francis L. Zrostlik       21,153,863       210,993       195,061

         * There were no broker non-votes.

Item 6   Exhibits and Reports on Form 8-K

     (a) Exhibit - See Exhibit Index on page 12.

     (b) The Company filed a current report on Form 8-K on December 4, 1996.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              WINNEBAGO INDUSTRIES, INC.
                                        ----------------------------------------
                                                     (Registrant)



Date       April 10, 1997               /s/ Fred G. Dohrmann
      -------------------------        -----------------------------------------
                                        Fred G. Dohrmann
                                        Chairman of the Board and Chief
                                        Executive Officer



Date       April 10, 1997               /s/ Edwin F. Barker
      -------------------------        -----------------------------------------
                                        Edwin F. Barker
                                        Vice President - Chief Financial Officer


EHIBIT INDEX


3b.    Amended by-laws of the Registrant.

27     Financial Data Schedule.