Form 10-Q
period 1997-05-31
WINNEBAGO INDUSTRIES INC
filed 1997-07-15
CIK 107687

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

---
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

For the quarterly period ended    May 31, 1997

                                       OR

---
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

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

There were 25,469,453 shares of $.50 par value common stock outstanding on July 10, 1997.




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

PART II.  OTHER INFORMATION                                                       10 & 11




Part I Financial Information


                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

Dollars in thousands
                                                           MAY 31,    AUGUST 31,
                     ASSETS                                  1997        1996
------------------------------------------------------    --------    ----------
                                                         (Unaudited)

CURRENT ASSETS
Cash and cash equivalents                                 $ 46,026     $    797
Marketable securities                                         --          4,316
Receivables, less allowance for doubtful
   accounts ($1,424 and $702, respectively)                 28,779       30,029
Dealer financing receivables less allowance
   for doubtful accounts ($184 and $197, respectively)      10,512       11,491
Inventories                                                 52,524       63,103
Prepaid expenses                                             3,082        3,253
Deferred income taxes                                        6,343        6,343
Current assets of discontinued operations                     --          7,285
                                                          --------     --------

     Total current assets                                  147,266      126,617
                                                          --------     --------

PROPERTY AND EQUIPMENT, at cost
Land                                                         1,500        1,501
Buildings                                                   44,055       43,952
Machinery and equipment                                     67,455       67,456
Transportation equipment                                     5,084        7,878
                                                          --------     --------
                                                           118,094      120,787
     Less accumulated depreciation                          82,500       80,858
                                                          --------     --------

     Total property and equipment, net                      35,594       39,929
                                                          --------     --------

LONG-TERM NOTES RECEIVABLE, less allowances
    ($1,197 and $797, respectively)                          3,918        3,918
                                                          --------     --------

INVESTMENT IN LIFE INSURANCE                                17,267       16,821
                                                          --------     --------

DEFERRED INCOME TAXES, NET                                  14,548       14,548
                                                          --------     --------

OTHER ASSETS                                                 3,501        3,906
                                                          --------     --------

LONG-TERM ASSETS OF DISCONTINUED OPERATIONS                   --         14,857
                                                          --------     --------

TOTAL ASSETS                                              $222,094     $220,596
                                                          ========     ========

See Unaudited Condensed Notes to Consolidated Financial Statements



                           WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS


Dollars in thousands

                                                                             MAY 31,    AUGUST 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                          1997         1996
-----------------------------------------------------------------------     --------    ----------
                                                                           (Unaudited)
CURRENT LIABILITIES
Current maturities of long-term debt                                        $    153     $  1,866
Accounts payable, trade                                                       19,906       20,232
Current liabilities of discontinued operations                                  --         17,532
Provision for loss on disposal of electronic component assembly segment         --          4,074
Income tax payable                                                             4,760         --
Accrued expenses:
     Insurance                                                                 2,913        2,947
     Product warranties                                                        3,526        3,489
     Vacation liability                                                        3,166        3,116
     Promotional                                                               6,467        2,193
     Other                                                                     9,306        9,013
                                                                            --------     --------

        Total current liabilities                                             50,197       64,462
                                                                            --------     --------

LONG-TERM DEBT                                                                 1,403        1,692
                                                                            --------     --------

POSTRETIREMENT HEALTH CARE AND DEFERRED
   COMPENSATION BENEFITS                                                      47,965       46,937
                                                                            --------     --------

MINORITY INTEREST IN DISCONTINUED OPERATIONS                                    --          2,194
                                                                            --------     --------

STOCKHOLDERS' EQUITY
Capital stock, common, par value $.50; authorized
   60,000,000 shares                                                          12,927       12,920
Additional paid-in capital                                                    23,187       23,723
Reinvested earnings                                                           90,902       74,221
                                                                            --------     --------
                                                                             127,016      110,864
Less treasury stock, at cost                                                   4,487        5,553
                                                                            --------     --------

Total stockholders' equity                                                   122,529      105,311
                                                                            --------     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $222,094     $220,596
                                                                            ========     ========

See Unaudited Condensed Notes to Consolidated Financial Statements




                               WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                             UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

IN THOUSANDS EXCEPT PER SHARE DATA

                                                                 THIRTEEN          THIRTY-NINE      FORTY
                                                                WEEKS ENDED        WEEKS ENDED   WEEKS ENDED
                                                           ---------------------   -----------   -----------
                                                            May 31,      June 1,      May 31,      June 1,
                                                             1997         1996         1997         1996
                                                           --------     --------     --------     --------
Net revenues                                               $117,226     $144,363     $336,820     $364,259
Cost of goods sold                                          101,046      124,171      295,362      314,576
                                                           --------     --------     --------     --------
   Gross profit                                              16,180       20,192       41,458       49,683
                                                           --------     --------     --------     --------

Operating expenses:
   Selling and delivery                                       6,998        6,314       19,999       17,892
   General and administrative                                 3,668        6,433       15,419       17,506
                                                           --------     --------     --------     --------
   Total operating expenses                                  10,666       12,747       35,418       35,398
                                                           --------     --------     --------     --------

Operating income                                              5,514        7,445        6,040       14,285

Financial income, net                                           350          271        1,464          978
                                                           --------     --------     --------     --------

Pre-tax income from continuing operations                     5,864        7,716        7,504       15,263

Provision for taxes                                           2,144        2,322        4,752        4,999
                                                           --------     --------     --------     --------

Income from continuing operations                             3,720        5,394        2,752       10,264

Discontinued operations:
   Income from discontinued Cycle-Sat operations
   (less applicable income tax provisions of $8 and
   $165, respectively)                                         --             17         --            375

   Gain from sale of discontinued Cycle-Sat subsidiary
   (includes a loss on operations of $160 less
   applicable income tax credits of $123 and a
   gain on disposal of $16,632 after income taxes
   of $13,462)                                                 --           --         16,472         --

Net income                                                 $  3,720     $  5,411     $ 19,224     $ 10,639
                                                           ========     ========     ========     ========
Net income per common share:
   Continuing operations                                   $    .15     $    .21     $    .11     $    .41
   Discontinued operations                                     --           --           --            .01
   Gain from sale of Cycle-Sat                                 --           --            .65         --
                                                           --------     --------     --------     --------
Net income                                                 $    .15     $    .21     $    .76     $    .42
                                                           ========     ========     ========     ========

Weighted average number of
  shares of common stock
  outstanding                                                25,460       25,352       25,423       25,348
                                                           ========     ========     ========     ========

See Unaudited Condensed Notes to Consolidated Financial Statements.



                           WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                    UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


Dollars in thousands
Increase (decrease) in cash and cash equivalent                       THIRTY-NINE         FORTY
                                                                      WEEKS ENDED      WEEKS ENDED
                                                                      -----------      -----------
                                                                         May 31,         June 1,
                                                                          1997            1996
                                                                        --------        --------
Cash flows from operating activities:
  Net income                                                            $ 19,224        $ 10,639
Adjustments to reconcile net income
to net cash from operating activities:
  Pre-tax gain on sale of Cycle-Sat subsidiary                           (29,811)           --
  Depreciation and amortization                                            5,437           4,947
  Realized and unrealized gains on investments, net                         (137)           (381)
  Investments in trading securities                                         --           (10,157)
  Proceeds from sale of trading securities                                 4,453           6,742
  Other                                                                    1,130             279
Change in assets and liabilities:
  Decrease in accounts receivable                                          1,273           2,461
  Decrease (increase) in inventories                                      10,569          (2,301)
  Increase in accounts payable and accrued expenses                        3,898          11,740
  Increase in postretirement benefits                                      1,028           2,432
  Other                                                                   (2,194)         (4,765)
                                                                        --------        --------
Net cash provided by operating activities                                 14,870          21,636
                                                                        --------        --------

Cash flows provided (used) by investing activities:
  Gross proceeds from the sale of Cycle-Sat subsidiary                    55,883            --
  Payment to minority shareholder for sale of Cycle-Sat                   (7,160)           --
  Purchases of property and equipment                                     (3,125)         (5,168)
  Investments in dealer receivables                                      (28,782)        (32,822)
  Collections of dealer receivables                                       29,191          29,775
  Other                                                                    1,580          (1,204)
                                                                        --------        --------
Net cash provided (used) by investing activities                          47,587          (9,419)
                                                                        --------        --------

Cash flows used by financing activities and capital transactions:
  Payment of long-term debt of discontinued operation                    (13,220)           --
  Payments of long-term debt and capital leases                           (2,002)           (941)
  Payment of cash dividends                                               (2,542)         (5,070)
  Other                                                                      536              83
                                                                        --------        --------
Net cash used by financing activities and
   capital transactions                                                  (17,228)         (5,928)
                                                                        --------        --------
Net increase in cash and cash equivalents                                 45,229           6,289

Cash and cash equivalents - beginning of period                              797           8,508
                                                                        --------        --------

Cash and cash equivalents - end of period                               $ 46,026        $ 14,797
                                                                        ========        ========

See Unaudited Condensed Notes to Consolidated Financial Statements.




                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
         UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of May 31, 1997, the consolidated results of operations for the 39 and 13 weeks ended May 31, 1997 and the 40 and 13 weeks ended June 1, 1996, and the consolidated cash flows for the 39 weeks ended May 31, 1997 and the 40 weeks ended June 1, 1996. The results of operations for the 39 weeks ended May 31, 1997, are not necessarily indicative of the results to be expected for the full year.

2. Inventories are valued at the lower of cost or market, with cost being determined under the last-in, first-out (LIFO) method and market defined as net realizable value.

         Inventories are composed of the following (dollars in thousands):

                                                   May 31,           August 31,
                                                    1997               1996
                                               -------------      -------------

                Finished goods...............    $    25,815        $    28,228
                Work in process..............         13,856             13,915
                Raw materials................         30,145             37,537
                                               -------------      -------------
                                                      69,816             79,680
                LIFO reserve.................        (17,292)           (16,577)
                                               -------------      -------------
                                                 $    52,524        $    63,103
                                               =============      =============

3. Since March 1992, the Company has had a financing and security agreement with NationsCredit Corporation (NationsCredit). Terms of the agreement limit borrowings to the lesser of $30,000,000 or 75 percent of eligible inventory (fully manufactured recreation vehicles and motor home chassis and related components). Borrowings are secured by the Company's receivables and inventory. Borrowings under the agreement bear interest at the prime rate, as defined in the agreement, plus 50 basis points. The line of credit is available through March 31, 1998, and continues during successive one-year periods unless either party provides at least 90-days' notice prior to the end of the one-year period to the other party that they wish to terminate the line of credit. The agreement also contains certain restrictive covenants including maintenance of minimum net worth, working capital and current ratio. As of May 31, 1997, the Company was in compliance with these covenants. There were no outstanding borrowings under the line of credit at May 31, 1997 or August 31, 1996.

4. It is customary practice for companies in the recreation vehicle industry to enter into repurchase agreements with lending institutions which have provided wholesale floor plan financing to dealers. The Company's agreements provide for the repurchase of its products from the financing institution in the event of repossession upon a dealer's default. The Company was contingently liable for approximately $147,345,000 and $129,135,000 under repurchase agreements with lending institutions as of May 31, 1997 and August 31, 1996, respectively. Included in these contingent liabilities as of May 31, 1997 and August 31, 1996 are approximately $33,297,000 and $33,216,000, respectively, of certain dealer receivables subject to recourse agreements with NationsCredit and Green Tree Financial Corporation.

5. Fiscal year-to-date the Company paid cash for the following (dollars in thousands):

                                     Thirty-Nine             Forty
                                     Weeks Ended          Weeks Ended
                                     -----------          -----------
                                        May 31,              June 1,
                                         1997                  1996
                                     -----------          -----------
                Interest              $     522            $   1,511
                Income taxes             14,035                3,335

6. The Company, as a result of the continuing sluggish RV market conditions in central Europe, decided to close the rental and retail operations of its subsidiary, Winnebago Industries Europe GmbH (WIE), located in Kirkel, Germany. The 39 weeks ended May 31, 1997 were negatively impacted by charges aggregating $5 million as a result of this decision. The $5 million of charges are principally reflected in cost of goods sold, selling expenses and general and administrative expenses.




         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Thirteen Weeks Ended May 31, 1997 Compared to Thirteen Weeks Ended June 1, 1996

Net revenues for the 13 weeks ended May 31, 1997 were $117,226,000, a decrease of $27,137,000, or 18.8 percent from the 13 week period ended June 1, 1996. Motor home shipments (Classes A and C) were 2,019 units, a decrease of 639 units, or 24.0 percent, during the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996. Results for the quarter were negatively impacted by the performance of the Company's Class A motor home products in the marketplace and by the softness in the motor home segment of the RV market. Management believes that long-term prospects remain bright as the Company continues to develop products to meet the increasing demands of the "baby boom" market segment. Evidencing this demand, the Company's Class C products have continued to gain RV market share for the past 26 consecutive months.

Gross profit, as a percent of net revenues, was 13.8 percent for the 13 weeks ended May 31, 1997 compared to 14.0 percent for the 13 weeks ended June 1, 1996. This decrease can be attributed primarily to the reduced sales volume.

Selling and delivery expenses were $6,998,000 or 6.0 percent of net revenues during the third quarter of fiscal 1997 compared to $6,314,000 or 4.4 percent of net revenues during the third quarter of fiscal 1996. The increases in dollars and percentage are due to increases in product promotional expenses.

General and administrative expenses decreased by $2,765,000 to $3,668,000 when comparing the 13 weeks ended May 31, 1997 to the 13 weeks ended June 1, 1996 and decreased as a percentage of net revenues to 3.1 percent from 4.5 percent. The decreases in dollars and percentage were caused primarily by a reduction in the postretirement benefit obligation caused by revisions in certain assumptions used in estimating the cost of the Company's postretirement health care plan which caused an unrecognized net gain that will be amortized over the average remaining service period of active plan participants (estimated at 18 years). Also contributing to the decrease in general and administrative expenses when comparing the two periods were other reductions in the Company's overall compensation and bonus expenses during the 13 weeks ended May 31, 1997.

The Company had net financial income of $350,000 for the third quarter of fiscal 1997 compared to net financial income of $271,000 for the comparable quarter of fiscal 1996. During the 13 weeks ended May 31, 1997, the Company recorded $617,000 of interest income and losses of $267,000 in foreign currency transactions. During the 13 weeks ended June 1, 1996, the Company recorded $232,000 of realized and unrealized gains in its trading securities portfolio, $192,000 of interest income and losses of $153,000 in foreign currency transactions.

For the 13 weeks ended May 31, 1997, the Company had income from continuing operations before taxes of $5,864,000 and a provision for taxes of $2,144,000 resulting in net income of $3,720,000 or $.15 per share. For the comparable period of fiscal 1996, the Company had pre-tax income of $7,716,000 from continuing operations and a provision for taxes of $2,322,000 resulting in income from continuing operations of $5,394,000 and income from discontinued Cycle-Sat operations of $17,000 (net of income tax provisions of $8,000) resulting in net income of $5,411,000 or $.21 per share.

Thirty-Nine Weeks Ended May 31, 1997 Compared to Forty Weeks Ended June 1, 1996

Net revenues for the 39 weeks ended May 31, 1997 were $336,820,000, a decrease of $27,439,000, or 7.5 percent from the 40 week period ended June 1, 1996. Motor home shipments (Classes A and C) were 5,805 units, a decrease of 785 units, or
11.9 percent, during the 39 weeks ended May 31, 1997 when compared to the 40 weeks ended June 1, 1996. The average sales price of motor home shipments increased during the period ended May 31, 1997 when compared to the period ended June 1, 1996 which accounted for the revenue percentage difference compared to the unit percentage difference. Other manufactured products revenues for the 39 weeks ended May 31, 1997 increased when compared to the 40 weeks ended June 1, 1996 which also contributed to the percentage difference discussed previously.

Gross profit, as a percent of net revenues, was 12.3 percent for the 39 weeks ended May 31, 1997 compared to 13.6 percent for the 40 weeks ended June 1, 1996. This decrease can be attributed primarily to reductions in the valuation of the units and parts inventories at WIE, by an increase in discount programs to sell specific units in the U.S. marketplace and by reduced sales volume.

Selling and delivery expenses were $19,999,000, or 5.9 percent of net revenues during the 39 weeks ended May 31, 1997 compared to $17,892,000, or 4.9 percent of net revenues during the 40 weeks ended June 1, 1996. The increases in dollars and percentage are due to the increase in product promotion expenses and increased spending at WIE.

General and administrative expenses decreased to $15,419,000, or 4.6 percent of net revenues for the 39 weeks ended May 31, 1997 compared to $17,506,000, or 4.8 percent of net revenues for the 40 weeks ended June 1, 1996. The decreases were primarily caused by decreases in the Company's compensation and bonus expenses, product liability reserves and previously discussed reductions in the postretirement benefits. Partially offsetting these decreases were increases in the legal reserve and the allowance for doubtful receivable at WIE and an increase in the bad debt reserve at the Company's finance subsidiary, Winnebago Acceptance Corporation.

The Company had net financial income of $1,464,000 for the 39 weeks ended May 31, 1997 compared to net financial income of $978,000 for the forty weeks ended June 1, 1996. During the 39 weeks ended May 31, 1997, the Company recorded $1,562,000 of interest income, $137,000 of realized and unrealized gains in its trading securities portfolio and losses of $235,000 in foreign currency transactions. During the 40 weeks ended June 1, 1996, the Company recorded $673,000 of interest income, $381,000 of realized and unrealized gains in its trading securities portfolio and losses of $76,000 in foreign currency transactions.

For the 39 weeks ended May 31, 1997, the Company had pre-tax income from operations of $13,882,000 and a pre-tax loss from WIE of $6,378,000 of which $5,000,000 was due to the write down of selected assets caused by excess inventory buildup and the Company's decision to close the rental and retail operations of WIE (See Note 6). The $6,378,000 pre-tax loss of WIE is considered an operating loss of a foreign subsidiary that does not qualify for a tax deduction, therefore, the Company was required to record a provision for taxes of $4,752,000 resulting in income from continuing operations for the 39 weeks ended May 31, 1997 of $2,752,000 or $.11 per share.

For the 39 weeks ended May 31, 1997, the Company recorded a gain from the sale of the discontinued Cycle-Sat subsidiary of $16,472,000 (net of income taxes of $13,339,000), or $.65 per share.

For the 40 weeks ended June 1, 1996, the Company reported income from discontinued Cycle-Sat operations of $375,000 (net of income tax provisions of $165,000), or $.01 per share.

During the 39 weeks ended May 31, 1997, the Company had net income of $19,224,000, or $.76 per share, compared to $10,639,000 or $.42 per share for the 40 weeks ended June 1, 1996.


LIQUIDITY AND FINANCIAL CONDITION

The Company meets its working capital and capital equipment requirements and cash requirements of subsidiaries with funds generated internally and funds from agreements with financial institutions.

At May 31, 1997, working capital was $97,069,000, an increase of $34,914,000 from the amount at August 31, 1996. The increase in the Company's working capital was caused primarily by proceeds from the sale of the Cycle-Sat subsidiary. The Company's principal sources and uses of cash during the 39 weeks ended May 31, 1997 are set forth in the unaudited consolidated condensed statement of cash flows for that period.

Principal known demands at May 31, 1997 on the Company's liquid assets for the remainder of fiscal 1997 include approximately $5,000,000 of income taxes partially due to the gain on the sale of Cycle-Sat, $2,500,000 of cash dividends declared by the Board of Directors on March 20, 1997 (payable July 7, 1997) and $1,300,000 of capital expenditures (primarily equipment replacement).

Management currently expects its cash on hand, funds from operations and borrowings available under existing credit facilities to be sufficient to cover both short-term and long-term operating requirements.


RECENTLY ISSUED ACCOUNTING STANDARDS

In February, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128, EARNINGS PER SHARE. The objective of the statement is to simplify the standards for computing earnings per share and make them more comparable to recently issued international accounting standards. This statement supersedes Accounting Principles Board (APB) Opinion No. 15, EARNINGS PER SHARE. SFAS No. 128 provides guidance on the calculation of "basic earnings per share" which excludes dilutive securities, and "diluted earnings per share," which gives effect to all dilutive potential common shares outstanding during the period. The statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior periods presented must be restated to conform to the provisions of this statement. Basic and diluted pro forma earnings per share computed under the new statement for the thirteen week periods ended May 31, 1997 and June 1, 1996, the thirty-nine week period ended May 31, 1997, and the forty week period ended June 1, 1996 would be within one cent per share of the amounts shown in the unaudited financial statements.

FORWARD LOOKING INFORMATION

Except for the historical information contained herein, certain of the matters discussed in this report are "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties, including, but not limited to demand from customers, effects of competition, the general state of the economy, interest rates, consumer confidence, changes in the product or customer mix or revenues and in the level of operating expenses and other factors which may be disclosed throughout this Form 10-Q. Any forecasts and projections in this report are "forward looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including the aforementioned risk factors. Actual results could differ materially.


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


                                             WINNEBAGO INDUSTRIES, INC.
                                      ----------------------------------------
                                                    (Registrant)



Date   July 10, 1997                  /s/ Fred G. Dohrmann
      --------------------            ----------------------------------------
                                       Fred G. Dohrmann
                                       Chairman of the Board and Chief
                                       Executive Officer



Date   July 10, 1997                  /s/ Edwin F. Barker
      --------------------            ----------------------------------------
                                       Edwin F. Barker
                                       Vice President - Chief Financial Officer