Form 10-K
period 1997-08-30
WINNEBAGO INDUSTRIES INC
filed 1997-11-19
CIK 107687

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

(X) Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the fiscal year ended August 30, 1997; or

( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                         NAME OF EACH EXCHANGE ON
     TITLE OF EACH CLASS                     WHICH REGISTERED
-----------------------------     -------------------------------------
Common Stock ($.50 par value)       The New York Stock Exchange, Inc.
                                       Chicago Stock Exchange, Inc.
                                     The Pacific Stock Exchange, Inc.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K ______.

     Aggregate market value of the common stock held by non-affiliates of the Registrant on October 13, 1997: $111,684,545 (14,410,909 shares at closing price on New York Stock Exchange of $7.75).

     Common stock outstanding on November 19, 1997, 25,480,827 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. The Winnebago Industries, Inc. Annual Report to Shareholders for the fiscal year ended August 30, 1997, portions of which are incorporated by reference into Part II hereof.

2. The Winnebago Industries, Inc. Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 17, 1997, portions of which are incorporated by reference into Part III hereof.

                           WINNEBAGO INDUSTRIES, INC.

                                    FORM 10-K

                Report for the Fiscal Year Ended August 30, 1997


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

PRINCIPAL PRODUCTS

The Company determined it was appropriate to define its operations into two business segments for fiscal 1997 (See Note 16, "Business Segment Information" in the Company's Annual Report to Shareholders for the year ended August 30,
1997). However, during each of the last five fiscal years, at least 91% of the revenues of the Company were derived from recreational vehicle products.

The following table sets forth the respective contribution to the Company's net revenues by product class for each of the last five fiscal years (dollars in thousands):

                                                                Fiscal Year Ended (1)
                                       --------------------------------------------------------------------
                                        August 30,     August 31,     August 26,    August 27,     August 28,
                                           1997           1996           1995          1994          1993
                                       ----------    ----------     ----------     ----------    ----------
Motor Homes (Class A and C) ........   $  381,191    $  432,212     $  402,435     $  385,319    $  326,861
                                             87.0%         89.2%          87.5%          88.9%         89.4%
Other Recreation
    Vehicle Revenues (2)  ..........       19,771        17,166         19,513         21,903        17,655
                                              4.5%          3.5%           4.2%           5.1%          4.8%
Other Manufactured Products
    Revenues (3)  ..................       35,750        34,020         36,961         25,184        20,344
                                              8.2%          7.0%           8.0%           5.8%          5.6%
                                       ----------    ----------     ----------     ----------    ----------
       Total Manufactured
          Products Revenues  .......      436,712       483,398        458,909        432,406       364,860
                                             99.7%         99.7%          99.7%          99.8%         99.8%

Finance Revenues (4)  ..............        1,420         1,406          1,220            831           595
                                               .3%           .3%            .3%            .2%           .2%
                                       ----------    ----------     ----------     ----------    ----------

Total Net Revenues  ................   $  438,132    $  484,804     $  460,129     $  433,237    $  365,455
                                            100.0%        100.0%         100.0%         100.0%        100.0%


(1) The fiscal year ended August 31, 1996 contained 53 weeks; all other fiscal years in the table contained 52 weeks. All years are appropriately restated to exclude the Company's discontinued Cycle-Sat, Inc. (Cycle-Sat) subsidiary's revenues from satellite courier and tape duplication services and discontinued North Iowa Electronics, Inc.
         (NIE) subsidiary's revenues from contract assembly of a variety of electronic products.

(2) Primarily EuroVan Campers, recreation vehicle related parts, recreation vehicle service revenue and van conversions.

(3) Primarily sales of extruded aluminum, commercial vehicles and component products for other manufacturers.

(4)      Winnebago Acceptance Corporation (WAC) revenues from dealer financing.

Unit sales of the Company's principal recreation vehicles for the last five fiscal years were as follows:

                                                              Fiscal Year Ended (1)
                                            ----------------------------------------------------------
                                            August 30,  August 31,  August 26,  August 27,  August 28,
                                               1997        1996        1995        1994        1993
                                            ----------  ----------  ----------  ----------  ----------
Unit Sales:
   Class A  .............................        4,834       5,893      5,993        6,820       6,095
   Class C  .............................        2,724       2,857      2,853        1,862       1,998
                                            ----------  ----------  ----------  ----------  ----------
       Total Motor Homes  ...............        7,558       8,750      8,846        8,682       8,093

   Class B Conversions (EuroVan Camper)..        1,205         857      1,014          376         ---


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

Presently, the Company meets its working capital and capital equipment requirements and cash requirements of subsidiaries with funds generated internally and funds from agreements with financial institutions. Since March 26, 1992, the Company has had a financing and security agreement with NationsCredit Corporation (See Note 7, "Notes Payable" in the Company's Annual Report to Shareholders for the year ended August 30, 1997).

RECREATION VEHICLES

MOTOR HOMES - A motor home is a self-propelled mobile dwelling used primarily as a temporary dwelling during vacation and camping trips.

Recreation Vehicle Industry Association (RVIA) classifies motor homes into three types (Class A, Class B and Class C). The Company currently manufactures Class A and C motor homes and converts Class B motor homes.

Class A models are conventional motor homes constructed directly on medium-duty truck chassis which include the engine and drivetrain components. The living area and driver's compartment are designed and produced by the recreation vehicle manufacturer.

Class B models are panel-type trucks to which sleeping, kitchen and toilet facilities are added. These models also have a top extension added to them for more head room.

Class C models are mini motor homes built on van-type chassis onto which the manufacturer constructs a living area with access to the driver's compartment. Certain models of the Company's Class C units include van-type driver's compartments built by the Company.

The Company currently manufactures and sells motor homes primarily under the Winnebago, Itasca, Vectra, Rialta and Luxor brand names. The Class A and Class C motor homes generally provide living accommodations for four to seven persons and include kitchen, dining, sleeping and bath areas, and in some models, a lounge. Optional equipment accessories include, among other items, air conditioning, electric power plant, stereo system and a wide selection of interior equipment. The Company converts Class B motor homes under the EuroVan Camper brand name, which are distributed through the Volkswagen dealer organization.

The Company offers, with the purchase of any new Winnebago, Itasca, Vectra or Luxor motor home, a comprehensive 12-month/15,000-mile warranty, a 3-year/36,000-mile warranty on sidewalls and slide-out room assemblies, and a 10-year fiberglass roof warranty. The Rialta has a 2-year/24,000-mile warranty.

The Company's motor homes are sold by dealers in the retail market at prices ranging from approximately $40,000 to more than $210,000, depending on size and model, plus optional equipment and delivery charges.

The Company currently manufactures Class A and Class C motor homes ranging in length from 26 to 37 feet and 22 to 31 feet, respectively. Class B motor homes converted by the Company (EuroVan Camper) are 17 feet in length.

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

DISCONTINUED ACTIVITIES -

On November 19, 1996, the Company sold all of the assets of its Cycle-Sat subsidiary, a distributor of satellite courier and tape duplication services, to Vyvx, Inc., a subsidiary of The Williams Companies, Inc., Tulsa, Oklahoma. See
Note 2, "Discontinued Operations - Sale of Cycle-Sat Subsidiary" in the Company's Annual Report to Shareholders for the year ended August 30, 1997.

The Company discontinued its van conversion operations in fiscal 1995.

The Company sold a majority of the assets of its NIE subsidiary, a contract assembler of a variety of electronic products, on August 8, 1993. See Note 3, "Discontinued Operations - Disposal of Electronic Component Assembly Segment" in the Company's Annual Report to Shareholders for the year ended August 30, 1997.

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

Most of the raw materials and components utilized by the Company are obtainable from numerous sources. The Company believes that substitutes for raw materials and components, with the exception of chassis, would be obtainable with no material impact on the Company's operations. The Company purchases Class A and C chassis from General Motors Corporation - Chevrolet Motor Division and Ford Motor Company; Class C chassis from Volkswagen of America, Inc.; and Class A chassis from Freightliner Custom Chassis Corporation. Class B chassis from Volkswagen of America, Inc. are utilized in the Company's Rialta motor home and the EuroVan Camper. Only two vendors accounted for as much as five percent of the Company's purchases in fiscal 1997, Ford Motor Company and General Motors Corporation (approximately 30 percent, in the aggregate).

Motor home bodies are made from various materials and structural components which are typically laminated into rigid, lightweight panels. Body designs are developed with computer design and analysis, and subjected to a variety of tests and evaluations to meet Winnebago standards and requirements.

The Company manufactures picture windows, lavatories, and all of the doors, cabinets, shower pans, waste holding tanks, wheel wells and sun visors used in its recreation vehicles. In addition, the Company produces most of the bucket seats, upholstery items, lounge and dinette seats, seat covers, mattresses, decorator pillows, curtains and drapes.

The Company produces substantially all of the raw, liquid-painted and powder-coated aluminum extrusions used for interior and exterior trim in its recreation vehicles. The Company also sells aluminum extrusions to over 130 customers.

DISTRIBUTION AND FINANCING

The Company markets its recreation vehicles on a wholesale basis to a broadly diversified dealer organization located throughout the United States and, to a limited extent, in Canada and other foreign countries. Foreign sales, including Canada, were less than 8.5 percent of net revenues in fiscal 1997. As of August 30, 1997 and August 31, 1996, the motor home dealer organization in the United States and Canada included approximately 340 dealers. During fiscal 1997, 11 dealers accounted for approximately 25 percent of motor home unit sales, and only one dealer accounted for more than seven percent (7.1%) of motor home unit sales.

Winnebago Industries Europe GmbH, a wholly owned subsidiary, was sold in August 1997 (See Note 16, "Business Segment Information," in the Company's Annual Report to Shareholders for the year ended August 30, 1997). All international sales (except Canada) are now handled by eight distributors who market the Company's recreation vehicles within ten foreign countries.

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

At August 30, 1997, the Company had a staff of 37 people engaged in field sales and service to the motor home dealer organization.

The Company advertises and promotes its products through national RV magazines and cable TV networks and on a local basis through trade shows, television, radio and newspapers, primarily in connection with area dealers.

Substantially all sales of recreation vehicles to dealers are made on cash terms. Most dealers are financed on a "floor plan" basis under which a bank or finance company lends the dealer all, or substantially all, of the purchase price, collateralized by a lien upon, or title to, the merchandise purchased. Upon request of a lending institution financing a dealer's purchases of the Company's products, and after completion of a credit investigation of the dealer involved, the Company will execute a repurchase agreement. These agreements provide that, in the event of default by the dealer on the dealer's agreement to pay the lending institution, the Company will repurchase the financed merchandise. The agreements provide that the Company's liability will not exceed 100 percent of the invoice price and provide for periodic liability reductions based on the time since the date of the invoice. The Company's contingent liability on all repurchase agreements was approximately $115,637,000 and $129,135,000 at August 30, 1997 and August 31, 1996, respectively. Included in these contingent liabilities are approximately $24,868,000 and $33,216,000, respectively, of certain dealer receivables subject to recourse (See Note 10, "Contingent Liabilities and Commitments" in the Company's Annual Report to Shareholders for the year ended August 30, 1997). The Company's contingent liability under repurchase agreements varies significantly from time to time, depending upon seasonal shipments, competition, dealer organization, gasoline supply and availability of bank financing.

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

The Company is a leading manufacturer of motor homes. For the 12 months ended August 31, 1997, Recreation Vehicle Industry Association (RVIA) reported factory shipments of 36,900 Class A motor homes, 4,100 Class B motor homes and 13,300 Class C motor homes. Unit sales of such products by the Company for the last five fiscal years are shown elsewhere in this report. The Company is not a significant factor in the markets for its other recreation vehicle products and its non-recreation vehicle products and services.

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

The Company has several registered trademarks, including Winnebago, Itasca, Minnie Winnie, Brave, Sunrise, Adventurer, Spirit, Suncruiser, Sundancer, Warrior, Vectra, Luxor, Rialta, Minnie, Thermo-Panel and Thermo-Steel.

RESEARCH AND DEVELOPMENT

During fiscal 1997, 1996 and 1995, the Company spent approximately $1,695,000, $801,000 and $2,216,000, respectively, on research and development activities. These activities involved the equivalent of 24, 12 and 23 full-time employees during fiscal 1997, 1996 and 1995, respectively.

HUMAN RESOURCES

As of September 1, 1997, 1996 and 1995, the Company employed approximately 2,830, 3,150 and 3,010 persons, respectively. Of these, approximately 2,270, 2,250 and 2,240 persons, respectively, were engaged in manufacturing and shipping functions. None of the Company's employees are covered under a collective bargaining agreement.

ITEM 2.  Properties

The Company's manufacturing, maintenance and service operations are conducted in multi-building complexes owned by the Company, containing an aggregate of approximately 1,452,000 square feet in Forest City, Iowa. The Company also owns 698,000 square feet of warehouse facilities located in Forest City. The Company leases approximately 235,000 square feet of its unoccupied manufacturing facilities in Forest City to others. The Company also owns a manufacturing facility (74,000 square feet) in Hampton, Iowa. The Company leases a storage facility (25,000 square feet) in Hampton, Iowa and a manufacturing facility (17,200 square feet) in Lorimor, Iowa. Leases on the above facilities expire at various dates, the earliest of which is January 1, 1998. In fiscal 1989, the Company purchased a 308,000 square foot shopping mall on 30 acres in Temple, Texas (this facility was sold in August 1997). In fiscal 1993, Winnebago Industries Europe GmbH purchased a distribution and service facility consisting of approximately 16,700 square feet and located on approximately six acres of land in Kirkel, Germany (this facility was sold in August 1997). The Company's facilities in Forest City are located on approximately 780 acres of land, all owned by the Company.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

Not Applicable.

Executive Officers of the Registrant

           NAME                 OFFICE (YEAR FIRST ELECTED AN OFFICER)                AGE
---------------------   -------------------------------------------------------    ---------
Fred G. Dohrmann +      Chairman of the Board & Chief Executive Officer (1989)        65
Bruce D. Hertzke +      President & Chief Operating Officer (1989)                    46
Edwin F. Barker         Vice President, Chief Financial Officer (1980)                50
Raymond M. Beebe        Vice President, General Counsel & Secretary (1974)            55
Ronald D. Buckmeier     Vice President, Product Development (1997)                    50
Brian J. Hrubes         Controller (1996)                                             46
James P. Jaskoviak      Vice President, Sales and Marketing (1994)                    45
Robert J. Olson         Vice President, Manufacturing (1996)                          46
Joseph L. Soczek, Jr.   Treasurer (1996)                                              54

+  Director

Officers are elected annually by the Board of Directors. All of the foregoing officers have been employed by the Company as officers or in other responsible positions for at least the last five years.

                                     PART II

ITEM 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

Reference is made to information concerning the market for the Company's common stock, cash dividends and related stockholder matters on page 32 of the Company's Annual Report to Shareholders for the year ended August 30, 1997, which information is incorporated by reference herein. On October 16, 1997, the Board of Directors declared a cash dividend of $.10 per common share payable January 5, 1998 to shareholders of record on December 5, 1997. The Company paid dividends of $.20 per common share during fiscal year 1997 and $.30 per common share during fiscal 1996.

ITEM 6.  Selected Financial Data

Reference is made to the information included under the caption "Selected Financial Data" on page 31 of the Company's Annual Report to Shareholders for the year ended August 30, 1997, which information is incorporated by reference herein.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 through 13 of the Company's Annual Report to Shareholders for the year ended August 30, 1997, which information is incorporated by reference herein.

ITEM 8.  Financial Statements and Supplementary Data

The consolidated financial statements of the Company which appear on pages 14 through 29 and the report of the independent accountants which appears on page 30, and the supplementary data under "Interim Financial Information (Unaudited)" on page 9 of the Company's Annual Report to Shareholders for the year ended August 30, 1997, are incorporated by reference herein.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

Reference is made to the table entitled Executive Officers of the Registrant in Part One of this report and to the information included under the caption "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 17, 1997, which information is incorporated by reference herein.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than 10 percent of the Company's common stock (collectively "REPORTING PERSONS") to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and the New York Stock Exchange. Reporting Persons are required by the SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received or written representations from certain Reporting Persons that no Forms 5 were required for those persons, the Company believes that, during fiscal year 1997, all the Reporting Persons complied with all applicable filing requirements. Mr. Gerald
E. Boman, a director of the Company, inadvertently omitted to file a Form 5 for fiscal 1996 reporting an aggregate of eight gifts of common stock by Mr. Boman and his wife. These transactions were reported in an amended Form 5 for fiscal 1997.

ITEM 11.  Executive Compensation

Reference is made to the information included under the caption "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 17, 1997, which information is incorporated by reference herein.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

Reference is made to the share ownership information included under the caption "Voting Securities and Principal Holders Thereof" in the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 17, 1997, which information is incorporated by reference herein.

ITEM 13.  Certain Relationships and Related Transactions

Reference is made to the information included under the caption "Certain Transactions with Management" in the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 17, 1997, which information is incorporated by reference herein.

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

         2. Consolidated Financial Statement Schedules Winnebago Industries, Inc. and Subsidiaries

                                                                          PAGE
                                                                          ----
                        Report of Independent Auditors on Supplemental
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


                                   UNDERTAKING

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 2-40316 (which became effective on or about June 10, 1971), 2-82109 (which became effective on or about March 15, 1983), 33-21757 (which became effective on or about May 31, 1988), 33-59930 (which became effective on or about March 24,
1993) and 333-31595 (which became effective on or about July 18, 1997).

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

                                    WINNEBAGO INDUSTRIES, INC.

                                    By /s/ Fred G. Dohrman
                                       Chairman of the Board



SIGNATURE                                CAPACITY


/s/ Fred G. Dohrmann
Fred G. Dohrmann                         Chairman of the Board, Chief Executive
                                         Officer and Director

/s/ Edwin F. Barker
Edwin F. Barker                          Vice President, Chief Financial Officer

/s/ Gerald E. Boman
Gerald E. Boman                          Director

/s/ Jerry N. Currie
Jerry N. Currie                          Director

/s/ John V. Hanson
John V. Hanson                           Director

/s/ Bruce D. Hertzke
Bruce D. Hertzke                         Director

/s/ Gerald C. Kitch
Gerald C. Kitch                          Director

/s/ Richard C. Scott
Richard C. Scott                         Director

/s/ Joseph M. Shuster
Joseph M. Shuster                        Director

/s/ Frederick M. Zimmerman
Frederick M. Zimmerman                   Director

/s/ Francis L. Zrostlik
Francis L. Zrostlik                      Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES                             *PAGE
-------------------------------------------                             -----
Independent Auditors' Report                                              30
Consolidated Balance Sheets                                             14 - 15
Consolidated Statements of Operations                                     16
Consolidated Statements of Cash Flows                                     17
Consolidated Statements of Changes in Stockholders' Equity                18
Notes to Consolidated Financial Statements                              19 - 29


* Refers to respective pages in the Company's 1997 Annual Report to Shareholders, a copy of which is attached hereto, which pages are incorporated herein by reference.

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Winnebago Industries, Inc.
Forest City, Iowa

We have audited the consolidated financial statements of Winnebago Industries, Inc. and subsidiaries (the Company) as of August 30, 1997 and August 31, 1996 and for each of the three years in the period ended August 30, 1997 and have issued our report thereon dated October 21, 1997. Such consolidated financial statements and report are included in your fiscal 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Winnebago Industries, Inc. and subsidiaries, as listed in Item 14(a)2. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Deloitte & Touch LLP
Deloitte & Touche LLP
Minneapolis, Minnesota
October 21, 1997

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                    (Dollars in thousands)
                                        --------------------------------------------------------------------------------
               COLUMN                     COLUMN              COLUMN                COLUMN        COLUMN       COLUMN
                 A                          B                    C                     D             E           F
-------------------------------------   -----------  -------------------------    ------------  -----------  -----------
                                                              ADDITIONS
                                                            (REDUCTIONS)
                                        BALANCE AT    CHARGED TO                                             BALANCE
                                        BEGINNING      COST AND    BAD DEBTS      DEDUCTIONS                 AT END OF
       PERIOD AND DESCRIPTION           OF PERIOD      EXPENSES    RE-COVERIES    CHARGE-OFFS     OTHER*     PERIOD
-------------------------------------   -----------  ------------  -----------    ------------  -----------  -----------
Year Ended August 30, 1997:
     Allowance for doubtful
          accounts receivable           $       702   $       730  $        1     $          4   $      ---   $   1,429
     Allowance for doubtful
          dealer receivables                    197         (160)         118              ---          ---         155
     Allowance for excess and
          obsolete inventory                    569         1,319         ---            1,074          ---         814
     Allowance for doubtful
          notes receivable                      797           668         ---              ---          ---       1,465


Year Ended August 31, 1996:
     Allowance for doubtful
          accounts receivable                 1,128           359         ---              329         (456)        702
     Allowance for doubtful
          dealer receivables                    255          (70)          29               17          ---         197
     Allowance for excess and
          obsolete inventory                    669         1,301         ---            1,401          ---         569
     Allowance for doubtful
          notes receivable                      950         (324)         ---              285          456         797


Year Ended August 26, 1995:
     Allowance for doubtful
          accounts receivable                 1,472         (228)          19              135          ---       1,128
     Allowance for doubtful
        dealer receivables                      279            47          11               82          ---         255
     Allowance for excess and
          obsolete inventory                  1,370         1,425         ---            2,126          ---         669
     Allowance for doubtful
          notes receivable                    2,024           ---         ---            1,074          ---         950


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

10f.     Winnebago Industries, Inc. RV Incentive Compensation Plan.

10g. Winnebago Industries, Inc. Employee's Stock Bonus Plan and Trust Agreement previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1996 (Commission File Number 1-6403) and incorporated by reference herein.

10h.     Winnebago Industries, Inc. Directors' Deferred Compensation Plan.

10i.     Winnebago Industries, Inc. 1997 Stock Option Plan.

13. Winnebago Industries, Inc. Annual Report to Shareholders for the year ended August 30, 1997.

21.      List of Subsidiaries.

23.      Consent of Independent Auditors.

27.      Financial Data Schedule.