Form 10-Q
period 1997-11-29
WINNEBAGO INDUSTRIES INC
filed 1998-01-09
CIK 107687

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 29, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

There were 23,566,227 shares of $.50 par value common stock outstanding on January 8, 1998.

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
                           CONSOLIDATED BALANCE SHEETS

Dollars in thousands
                                                        NOVEMBER 29,  AUGUST 30,
                 ASSETS                                     1997        1997
-----------------------------------------------------     --------    --------
                                                         (Unaudited)
CURRENT ASSETS
Cash and cash equivalents                                 $ 56,972    $ 32,130
Receivables, less allowance for doubtful
   accounts ($1,463 and $1,429, respectively)               22,503      31,322
Dealer financing receivables less allowance
   for doubtful accounts ($189 and $155, respectively)      18,105      13,336
Inventories                                                 53,329      53,584
Prepaid expenses                                             6,713       5,872
Deferred income taxes                                        4,917       4,917
                                                          --------    --------

     Total current assets                                  162,539     141,161
                                                          --------    --------

PROPERTY AND EQUIPMENT, at cost
Land                                                         1,167       1,167
Buildings                                                   38,563      42,455
Machinery and equipment                                     66,499      66,142
Transportation equipment                                     4,968       5,004
                                                          --------    --------
                                                           111,197     114,768
     Less accumulated depreciation                          78,364      81,175
                                                          --------    --------

     Total property and equipment, net                      32,833      33,593
                                                          --------    --------

LONG-TERM NOTES RECEIVABLE, less allowances
    ($1,488 and $1,465, respectively)                        5,653       5,692
                                                          --------    --------

INVESTMENT IN LIFE INSURANCE AND
OTHER LONG-TERM INVESTMENTS                                 18,773      17,641
                                                          --------    --------

DEFERRED INCOME TAXES, NET                                  14,900      14,900
                                                          --------    --------

OTHER ASSETS                                                   487         488
                                                          --------    --------

TOTAL ASSETS                                              $235,185    $213,475
                                                          ========    ========

See Unaudited Condensed Notes to Consolidated Financial Statements.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

Dollars in thousands

                                                   NOVEMBER 29,  AUGUST 30,
    LIABILITIES AND STOCKHOLDERS' EQUITY               1997        1997
-------------------------------------------------    --------    --------
                                                   (Unaudited)
CURRENT LIABILITIES
Current maturities of long-term debt                 $   --      $    695
Accounts payable, trade                                20,561      20,471
Income tax payable                                     14,203        --
Accrued expenses:
     Insurance                                          3,360       2,687
     Product warranties                                 3,953       3,329
     Vacation liability                                 3,352       3,012
     Promotional                                        3,339       2,508
     Other                                              7,891       8,524
                                                     --------    --------

        Total current liabilities                      56,659      41,226
                                                     --------    --------

POSTRETIREMENT HEALTH CARE AND DEFERRED
   COMPENSATION BENEFITS                               49,260      48,367
                                                     --------    --------

STOCKHOLDERS' EQUITY
Capital stock, common, par value $.50; authorized
   60,000,000 shares                                   12,930      12,927
Additional paid-in capital                             23,152      23,109
Reinvested earnings                                    97,517      92,179
                                                     --------    --------
                                                      133,599     128,215
Less treasury stock, at cost                            4,333       4,333
                                                     --------    --------

Total stockholders' equity                            129,266     123,882
                                                     --------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $235,185    $213,475
                                                     ========    ========

See Unaudited Condensed Notes to Consolidated Financial Statements.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================
IN THOUSANDS EXCEPT PER SHARE DATA


                                                               THIRTEEN WEEKS ENDED
                                                            --------------------------
                                                            November 29,  November 30,
                                                                 1997        1996
                                                               --------    --------
Net revenues                                                   $125,896    $113,892
Cost of goods sold                                              107,473      98,813
                                                               --------    --------
     Gross profit                                                18,423      15,079
                                                               --------    --------

Operating expenses:
     Selling and delivery                                         5,729       6,338
     General and administrative                                   5,266       4,885
                                                               --------    --------
     Total operating expenses                                    10,995      11,223
                                                               --------    --------

Operating income                                                  7,428       3,856

Financial income                                                    613         369
                                                               --------    --------

Income from continuing operations before income taxes             8,041       4,225

Provision for taxes                                               2,703       1,519
                                                               --------    --------

Income from continuing operations                                 5,338       2,706

Discontinued operations:
   Gain from sale of discontinued Cycle-Sat subsidiary
   (includes a loss on operations of $160 net of applicable
    income tax credits of $123 and a gain on disposal of
    $16,632 net of income taxes of $13,462)                        --        16,472
                                                               --------    --------

Net income                                                     $  5,338    $ 19,178
                                                               ========    ========

Income per common share:
   Income from continuing operations                           $    .21    $    .11
   Gain from sale of discontinued Cycle-Sat subsidiary             --           .65
                                                               --------    --------
   Net income                                                  $    .21    $    .76
                                                               ========    ========

Weighted average number of
  shares of common stock
  outstanding                                                    25,481      25,379
                                                               ========    ========


See Unaudited Condensed Notes to Consolidated Financial Statements.
================================================================================

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


Dollars in thousands
Increase (decrease) in cash and cash equivalents                     THIRTEEN WEEKS ENDED
                                                                   -------------------------
                                                                   November 29, November 30,
                                                                       1997         1996
                                                                     --------     --------
Cash flows from operating activities:
  Net income                                                         $  5,338     $ 19,178
Adjustments to reconcile net income
to net cash from operating activities:
  Pre-tax gain on sale of Cycle-Sat subsidiary                           --        (29,811)
  Depreciation and amortization                                         1,369        1,665
  Realized and unrealized gains on investments, net                      --           (120)
  Proceeds from sale of trading securities                               --          3,707
  Other                                                                    60         (112)
Change in assets and liabilities:
  Decrease (increase) in accounts receivable                            7,987         (960)
  Decrease in inventories                                                 255       11,824
  Increase in accounts payable and accrued expenses                    16,128       11,661
  Increase in postretirement benefits                                     915          339
  Other                                                                  --         (2,194)
                                                                     --------     --------
Net cash provided by operating activities                              32,052       15,177
                                                                     --------     --------

Cash flows provided (used) by investing activities:
  Gross proceeds from the sale of Cycle-Sat subsidiary*                  --         55,883
  Investments in marketable securities                                   (813)        --
  Purchases of property and equipment                                    (687)      (1,106)
  Investments in dealer receivables                                   (13,899)      (9,128)
  Collections of dealer receivables                                     9,096        9,807
  Other                                                                  (258)         (72)
                                                                     --------     --------
Net cash (used) provided by investing activities                       (6,561)      55,384
                                                                     --------     --------

Cash flows used by financing activities and capital transactions:
  Payment of long-term debt of discontinued operation                    --        (13,220)
  Payments of long-term debt                                             (695)      (1,779)
  Other                                                                    46          261
                                                                     --------     --------
Net cash used by financing activities and
   capital transactions                                                  (649)     (14,738)
                                                                     --------     --------
Net increase in cash and cash equivalents                              24,842       55,823

Cash and cash equivalents - beginning of period                        32,130          797
                                                                     --------     --------
Cash and cash equivalents - end of period                            $ 56,972     $ 56,620
                                                                     ========     ========


* Includes $7,590 paid to the minority shareholders subsequent to November 30, 1996.

See Unaudited Condensed Notes to Consolidated Financial Statements.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
         UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of November 29, 1997, the consolidated results of operations for the 13 weeks ended November 29, 1997 and November 30, 1996, and the consolidated cash flows for the 13 weeks ended November 29, 1997 and November 30, 1996. The results of operations for the 13 weeks ended November 29, 1997, are not necessarily indicative of the results to be expected for the full year.

2. Inventories are valued at the lower of cost or market, with cost being determined under the last-in, first-out (LIFO) method and market defined as net realizable value.

         Inventories are composed of the following (dollars in thousands):

                                       November 29,       August 30,
                                           1997              1997
                                      -------------      ------------

       Finished goods............     $      26,681      $     27,577
       Work in process...........            14,757            13,842
       Raw materials.............            29,887            29,907
                                      -------------      ------------
                                             71,325            71,326
       LIFO reserve..............           (17,996)          (17,742)
                                      =============      ============
                                      $      53,329      $     53,584
                                      =============      ============

3. Since March 1992, the Company has had a financing and security agreement with NationsCredit Corporation (NationsCredit). Terms of the agreement limit borrowings to the lesser of $30,000,000 or 75 percent of eligible inventory (fully manufactured recreation vehicles and motor home chassis and related components). Borrowings are secured by the Company's receivables and inventory. Borrowings under the agreement bear interest at the prime rate, as defined in the agreement, plus 50 basis points. The line of credit is available through March 31, 1998, and continues during successive one-year periods unless either party provides at least 90-days' notice prior to the end of the one-year period to the other party that they wish to terminate the line of credit. The agreement also contains certain restrictive covenants including maintenance of minimum net worth, working capital and current ratio. As of November 29, 1997, the Company was in compliance with these covenants. There were no outstanding borrowings under the line of credit at November 29, 1997 or August 30, 1997.

4. It is customary practice for companies in the recreation vehicle industry to enter into repurchase agreements with lending institutions which have provided wholesale floor plan financing to dealers. The Company's agreements provide for the repurchase of its products from the financing institution in the event of repossession upon a dealer's default. The Company was contingently liable for approximately $133,017,000 and $115,637,000 under repurchase agreements with lending institutions as of November 29, 1997 and August 30, 1997, respectively. Included in these contingent liabilities as of November 29, 1997 and August 30, 1997 are approximately $24,577,000 and $24,868,000, respectively, of certain dealer receivables subject to recourse agreements with NationsCredit and Green Tree Financial Corporation.

5.     For the periods indicated, the Company paid cash for the following
s       (dollars in thousands):

                                    THIRTEEN WEEKS ENDED
                          ----------------------------------------
                            November 29,            November 30,
                                1997                    1996
                          ------------------     -----------------
       Interest               $         118         $         186
       Income taxes                      20                     4

6. On December 29, 1997, the Company repurchased 1,920,600 shares of Common Stock from the Estate of John K. Hanson. The shares were repurchased for an aggregate purchase price of $17,000,000 ($8.85125 per share).

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Thirteen weeks ended November 29, 1997 compared to thirteen weeks ended November 30, 1996

Net revenues for the 13 weeks ended November 29, 1997 were $125,896,000, an increase of $12,004,000, or 10.5 percent from the 13 week period ended November 30, 1996. Motor home shipments (Class A and C) were 2,062 units, an increase of 104 units, or 5.3 percent, during the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. Revenues increased by a larger percentage than unit sales in the first quarter of fiscal 1998 due to increased sales of higher priced Class A motor homes. The Company is encouraged by dealer reception to its 1998 products. Taking into account the order backlog the Company has on hand at this time, the Company is experiencing one of the best new product launches in its history.

Gross profit, as a percent of net revenues, was 14.6 percent for the 13 weeks ended November 29, 1997 compared to 13.2 percent for the 13 weeks ended November 30, 1996. This increase can be attributed primarily to the motor home product mix change experienced during the first quarter of 1998 compared to the first quarter of fiscal 1997.

Selling and delivery expenses were $5,729,000 or 4.6 percent of net revenues during the first quarter of fiscal 1998 compared to $6,338,000 or 5.6 percent of net revenues during the first quarter of fiscal 1997. The decrease in dollars and percentage can be attributed primarily to the Company's decision to sell its wholly owned subsidiary and European distributor, Winnebago Industries Europe, GmbH (WIE) during fiscal 1997. Also contributing to the decreases were lower advertising expenses. Increased sales volume contributed to the decrease in percentage.

General and administrative expenses increased by $381,000 to $5,266,000 comparing the 13 weeks ended November 29, 1997 to the 13 weeks ended November 30, 1996 but decreased as a percentage of net revenues to 4.2 percent from 4.3 percent. The increase in dollars was caused primarily by an increase in the Company's product liability costs during fiscal 1998 offset partially by the elimination of WIE general and administrative costs due to the sale in fiscal 1997. The reduction in percentage was caused by the increased sales volume.

The Company had net financial income of $613,000 for the first quarter of fiscal 1998 compared to net financial income of $369,000 for the comparable quarter of fiscal 1997. During the 13 weeks ended November 29, 1997, the Company recorded $660,000 of interest income and $47,000 of losses in foreign currency transactions. During the 13 weeks ended November 30, 1996, the Company recorded $309,000 of interest income, $121,000 of realized and unrealized gains in its trading securities portfolio and $61,000 of losses in foreign currency transactions.

For the 13 weeks ended November 29, 1997, the Company had income from continuing operations before taxes of $8,041,000 and a provision for taxes of $2,703,000 resulting in income from continuing operations of $5,338,000 or $.21 per share. For the 13 weeks ended November 30, 1996, the Company had income from continuing operations before taxes of $4,225,000 and a provision for taxes of $1,519,000 resulting in income from continuing operations of $2,706,000 or $.11 per share.

For the 13 weeks ended November 30, 1996, the Company recorded a gain from the sale of the discontinued Cycle-Sat subsidiary of $16,472,000 (net of income taxes of $13,462,000), or $.65 per share.

During the 13 weeks ended November 30, 1997, the Company had net income of $5,338,000, or $.21 per share, compared to $19,178,000, or $.76 per share for the 13 weeks ended November 29, 1996.

LIQUIDITY AND FINANCIAL CONDITION

The Company meets its working capital and capital equipment requirements and cash requirements of subsidiaries with funds generated internally and funds from agreements with financial institutions.

At November 29, 1997, working capital was $105,880,000, an increase of $5,945,000 from the amount at August 30, 1997. The Company's principal sources and uses of cash during the 13 weeks ended November 29, 1997 are set forth in the unaudited consolidated condensed statement of cash flows for that period.

Principal known demands at November 29, 1997 on the Company's liquid assets for the remainder of fiscal 1998 include approximately $3,600,000 of capital expenditures (primarily equipment replacement) and $2,500,000 of cash dividends declared by the Board of Directors on October 16, 1997 (paid January 5, 1998). Subsequent to the first quarter of fiscal 1998, the Company's Board of Directors authorized the repurchase of outstanding shares of the Company's Common Stock for an aggregate purchase price of up to $36,500,000; $17,000,000 was applied to the purchase of 1,920,600 shares of Common Stock from the Estate of John K. Hanson on December 29, 1997. The remaining $19,500,000 may be used by the Company to make open-market purchases of its Common Stock from time to time over the next 18 months.

Management currently expects its cash on hand, funds from operations and borrowings available under existing credit facilities to be sufficient to cover both short-term and long-term operating requirements.

RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," was issued in February, 1997 and will be adopted by the Company in the second quarter of fiscal 1998. The adoption of SFAS No. 128 is not expected to have a significant impact on the calculation of earnings per share.

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

                                              WINNEBAGO INDUSTRIES, INC.
                                        ----------------------------------------
                                                    (Registrant)

Date   January 8, 1998                  /s/ Fred G. Dohrmann
    ----------------------              ----------------------------------------
                                        Fred G. Dohrmann
                                        Chairman of the Board and Chief
                                        Executive Officer

Date   January 8, 1998                  /s/ Edwin F. Barker
    ----------------------              ----------------------------------------
                                        Edwin F. Barker
                                        Vice President - Chief Financial Officer