Form 10-Q
period 1998-02-28
WINNEBAGO INDUSTRIES INC
filed 1998-04-13
CIK 107687

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)

         X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended February 28, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

There were 23,608,958 shares of $.50 par value common stock outstanding on April 9, 1998.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES

                          INDEX TO REPORT ON FORM 10-Q


                                                                     Page Number
PART I.   FINANCIAL INFORMATION:  (Interim period information unaudited)

          Consolidated Balance Sheets                                     1 & 2

          Unaudited Consolidated Statements of Operations                   3

          Unaudited Consolidated Condensed Statements of Cash Flows         4

          Unaudited Condensed Notes to Consolidated Financial Statements  5 & 6

          Management's Discussion and Analysis of Financial Condition     7 - 9
             and Results of Operations

PART II.  OTHER INFORMATION                                              10 & 11

Part I Financial Information

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


Dollars in thousands

                                                                        FEBRUARY 28,    AUGUST 30,
                  ASSETS                                                   1998            1997
----------------------------------------------------------              -----------      ---------
                                                                        (Unaudited)
CURRENT ASSETS
Cash and cash equivalents                                                 $ 43,369        $ 32,130
Receivables, less allowance for doubtful
   accounts ($1,305 and $1,429, respectively)                               26,604          31,322
Dealer financing receivables less allowance
   for doubtful accounts ($179 and $155, respectively)                      16,831          13,336
Inventories                                                                 53,531          53,584
Prepaid expenses                                                             8,675           5,872
Deferred income taxes                                                        4,917           4,917
                                                                          --------        --------

     Total current assets                                                  153,927         141,161
                                                                          --------        --------

PROPERTY AND EQUIPMENT, at cost
Land                                                                         1,163           1,167
Buildings                                                                   38,568          42,455
Machinery and equipment                                                     67,041          66,142
Transportation equipment                                                     5,099           5,004
                                                                          --------        --------
                                                                           111,871         114,768
     Less accumulated depreciation                                          79,522          81,175
                                                                          --------        --------

     Total property and equipment, net                                      32,349          33,593
                                                                          --------        --------

LONG-TERM NOTES RECEIVABLE, less allowances
    ($1,485 and $1,465, respectively)                                        5,842           5,692
                                                                          --------        --------

INVESTMENT IN LIFE INSURANCE AND
OTHER LONG-TERM INVESTMENTS                                                 20,432          17,641
                                                                          --------        --------

DEFERRED INCOME TAXES, NET                                                  14,900          14,900
                                                                          --------        --------

OTHER ASSETS                                                                   487             488
                                                                          --------        --------

TOTAL ASSETS                                                              $227,937        $213,475
                                                                          ========        ========

See Unaudited Condensed Notes to Consolidated Financial Statements

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


Dollars in thousands

                                                      FEBRUARY 28,    AUGUST 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                     1998            1997
--------------------------------------------           --------        --------
                                                     (Unaudited)
CURRENT LIABILITIES
Current maturities of long-term debt                   $    ---        $    695
Accounts payable, trade                                  23,997          20,471
Income tax payable                                       16,343             ---
Accrued expenses:
     Insurance                                            3,178           2,687
     Product warranties                                   4,135           3,329
     Vacation liability                                   3,271           3,012
     Promotional                                          3,882           2,508
     Other                                                9,508           8,524
                                                       --------        --------

        Total current liabilities                        64,314          41,226
                                                       --------        --------

POSTRETIREMENT HEALTH CARE AND DEFERRED
   COMPENSATION BENEFITS                                 49,981          48,367
                                                       --------        --------

STOCKHOLDERS' EQUITY
Capital stock, common, par value $.50; authorized
   60,000,000 shares                                     12,930          12,927
Additional paid-in capital                               23,034          23,109
Reinvested earnings                                      99,319          92,179
                                                       --------        --------
                                                        135,283         128,215
Less treasury stock, at cost                             21,641           4,333
                                                       --------        --------

Total stockholders' equity                              113,642         123,882
                                                       --------        --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $227,937        $213,475
                                                       ========        ========


See Unaudited Condensed Notes to Consolidated Financial Statements

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

IN THOUSANDS EXCEPT PER SHARE DATA

                                                                         THIRTEEN                         TWENTY-SIX
                                                                        WEEKS ENDED                      WEEKS ENDED
                                                                ---------------------------        ---------------------------
                                                                February 28,       March 1,        February 28,       March 1,
                                                                   1998             1997              1998              1997
                                                                 ---------        ---------         ---------        ---------
Net revenues                                                     $ 118,709        $ 105,702         $ 244,605        $ 219,594
Cost of goods sold                                                 104,354           95,503           211,827          194,316
                                                                 ---------        ---------         ---------        ---------
     Gross profit                                                   14,355           10,199            32,778           25,278
                                                                 ---------        ---------         ---------        ---------

Operating expenses:
     Selling and delivery                                            4,190            6,663             9,919           13,001
     General and administrative                                      4,446            6,866             9,712           11,751
                                                                 ---------        ---------         ---------        ---------
     Total operating expenses                                        8,636           13,529            19,631           24,752
                                                                 ---------        ---------         ---------        ---------

Operating income (loss)                                              5,719           (3,330)           13,147              526

Financial income                                                       771              745             1,384            1,114
                                                                 ---------        ---------         ---------        ---------

Pre-tax income (loss) from continuing operations                     6,490           (2,585)           14,531            1,640

Provision for taxes                                                  2,140            1,089             4,843            2,608
                                                                 ---------        ---------         ---------        ---------

Income (loss) from continuing operations                             4,350           (3,674)            9,688             (968)

Discontinued operations: Gain from sale of discontinued
   Cycle-Sat subsidiary (includes a loss on operations of
   $160 net of applicable income tax credits of $123
   and a gain on disposal of $16,632 net of income taxes
   of $13,462)                                                       - - -            - - -             - - -           16,472
                                                                 ---------        ---------         ---------        ---------

Net income (loss)                                                $   4,350        $  (3,674)        $   9,688        $  15,504
                                                                 =========        =========         =========        =========

Earnings (loss) per share - basic (Note 7):
   Income (loss) from continuing operations                      $     .18        $    (.15)        $     .39        $    (.04)
   Net income (loss)                                                   .18        $    (.15)        $     .39        $     .61

Earnings (loss) per share - assuming dilution (Note 7):
   Income (loss) from continuing operations                            .18        $    (.15)        $     .39        $    (.04)
   Net income (loss)                                                   .18        $    (.15)        $     .39        $     .61

See Unaudited Condensed Notes to Consolidated Financial Statements.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


Dollars in thousands
Increase (decrease) in cash and cash equivalents                        TWENTY-SIX WEEKS ENDED
                                                                      ----------------------------
                                                                       February 28,       March 1,
                                                                           1998             1997
                                                                         --------         --------
Cash flows from operating activities:
  Net income                                                             $  9,688         $ 15,504
Adjustments to reconcile net income
to net cash from operating activities:
  Pre-tax gain on sale of Cycle-Sat subsidiary                              - - -          (29,811)
  Depreciation and amortization                                             2,754            3,826
  Realized and unrealized gains on investments, net                         - - -             (137)
  Proceeds from sale of trading securities                                  - - -            4,453
  Other                                                                       529            1,616
Change in assets and liabilities:
  Decrease (increase) in accounts receivable                                1,956           (7,533)
  Decrease in inventories                                                      53           15,354
  Increase in accounts payable and accrued expenses                        23,783            4,950
  Increase in postretirement benefits                                       1,554              694
  Other                                                                     - - -           (2,194)
                                                                         --------         --------
Net cash provided by operating activities                                  40,317            6,722
                                                                         --------         --------

Cash flows provided (used) by investing activities:
  Gross proceeds from the sale of Cycle-Sat subsidiary                      - - -           55,883
  Payments to minority shareholder from sale of Cycle-Sat                   - - -           (7,160)
  Purchases of property and equipment                                      (2,086)          (2,039)
  Investments in dealer receivables                                       (25,939)         (21,695)
  Collections of dealer receivables                                        22,420           20,078
  Other                                                                    (2,850)            (440)
                                                                         --------         --------
Net cash (used) provided by investing activities                           (8,455)          44,627
                                                                         --------         --------

Cash flows used by financing activities and capital transactions:
  Payments for purchase of common stock                                   (17,600)           - - -
  Payment of long-term debt of discontinued operations                      - - -          (13,220)
  Payments of long-term debt and capital leases                              (695)          (1,908)
  Payment of cash dividends                                                (2,548)          (2,542)
  Other                                                                       220              434
                                                                         --------         --------
Net cash used by financing activities and
   capital transactions                                                   (20,623)         (17,236)
                                                                         --------         --------
Net increase in cash and cash equivalents                                  11,239           34,113

Cash and cash equivalents - beginning of period                            32,130              797
                                                                         --------         --------
Cash and cash equivalents - end of period                                $ 43,369         $ 34,910
                                                                         ========         ========


See Unaudited Condensed Notes to Consolidated Financial Statements.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
         UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of February 28, 1998, the consolidated results of operations for the 26 and 13 weeks ended February 28, 1998 and March 1, 1997, and the consolidated cash flows for the 26 weeks ended February 28, 1998 and March 1, 1997. The results of operations for the 26 weeks ended February 28, 1998, are not necessarily indicative of the results to be expected for the full year.

2. Inventories are valued at the lower of cost or market, with cost being determined under the last-in, first-out (LIFO) method and market defined as net realizable value.

         Inventories are composed of the following (dollars in thousands):

                                               February 28,   August 30,
                                                  1998          1997
                                               ----------    ----------

          Finished goods..................     $   26,546    $   27,577
          Work in process.................         14,268        13,842
          Raw materials...................         30,833        29,907
                                               ----------    ----------
                                                   71,647        71,326
          LIFO reserve....................        (18,116)      (17,742)
                                               ----------    ----------
                                               $   53,531    $   53,584
                                               ==========    ==========

3. Since March 1992, the Company has had a financing and security agreement with NationsCredit Corporation (NationsCredit). Terms of the agreement limit borrowings to the lesser of $30,000,000 or 75 percent of eligible inventory (fully manufactured recreation vehicles and motor home chassis and related components). Borrowings are secured by the Company's receivables and inventory. Borrowings under the agreement bear interest at the prime rate, as defined in the agreement, plus 50 basis points. The line of credit is available and continues during successive one-year periods unless either party provides at least 90-days' notice prior to the end of the one-year period to the other party that they wish to terminate the line of credit. The agreement also contains certain restrictive covenants including maintenance of minimum net worth, working capital and current ratio. As of February 28, 1998, the Company was in compliance with these covenants. There were no outstanding borrowings under the line of credit at February 28, 1998 or August 30, 1997.

4. It is customary practice for companies in the recreation vehicle industry to enter into repurchase agreements with lending institutions which have provided wholesale floor plan financing to dealers. The Company's agreements provide for the repurchase of its products from the financing institution in the event of repossession upon a dealer's default. The Company was contingently liable for approximately $155,824,000 and $115,637,000 under repurchase agreements with lending institutions as of February 28, 1998 and August 30, 1997, respectively. Included in these contingent liabilities as of February 28, 1998 and August 30, 1997 are approximately $25,133,000 and $24,868,000, respectively, of certain dealer receivables subject to recourse agreements with NationsCredit and Green Tree Financial Corporation.

5. For the periods indicated, the Company paid cash for the following (dollars in thousands):

                                    TWENTY-SIX WEEKS ENDED
                                  --------------------------
                                  February 28,      March 1,
                                     1998             1997
                                   ---------       ---------
         Interest                  $     236       $     355
         Income taxes                  2,120          10,175

6. On December 29, 1997, the Company repurchased 1,920,600 shares of Common Stock from the Estate of John K. Hanson. The shares were repurchased for an aggregate purchase price of $17,000,000 ($8.85125 per share).

7. Effective December 15, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "EARNINGS PER SHARE" (SFAS No. 128). Earnings per share amounts presented for the 13 and 26 weeks ended March 1, 1997 have been restated for the adoption of SFAS No. 128. The following table reflects the calculation of basic and diluted earnings per share.

                                                                  THIRTEEN WEEKS                  TWENTY-SIX WEEKS
                                                             -------------------------        -------------------------
                                                             FEBRUARY 28,     MARCH 1,        FEBRUARY 28,     MARCH 1,
         IN THOUSANDS EXCEPT PER SHARE DATA                     1998            1997             1998            1997
                                                              --------        --------         --------        --------
         EARNINGS (LOSS) PER SHARE - BASIC
         Income (loss) from continuing operations             $  4,350        $ (3,674)        $  9,688        $   (968)
                                                              --------        --------         --------        --------
         Weighted average shares outstanding                    24,179          25,431           24,830          25,405
                                                              --------        --------         --------        --------
         Net income (loss) per share - basic                  $    .18        $   (.15)        $    .39        $   (.04)
                                                              --------        --------         --------        --------

         EARNINGS (LOSS) PER SHARE - ASSUMING DILUTION
         Income (loss) from continuing operations             $  4,350        $ (3,674)        $  9,688        $   (968)
                                                              --------        --------         --------        --------
         Weighted average shares outstanding                    24,179          25,431           24,830          25,405
         Dilutive impact of options outstanding                    187           - - -              159           - - -
                                                              --------        --------         --------        --------
         Weighted average shares & potential
              dilutive shares outstanding                       24,366          25,431           24,989          25,405
                                                              --------        --------         --------        --------
         Income (loss) per share from continuing
              operations - assuming dilution                  $    .18        $   (.15)        $    .39        $   (.04)
                                                              --------        --------         --------        --------

         Options to purchase 10,000 shares of common stock at a price of $10.00 per share were outstanding during the 13 weeks ended February 28, 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. Options to purchase 381,000 shares of common stock at a range of $4.31 to $7.19 were outstanding during the 13 weeks ended March 1, 1997 but were not included in the computation of diluted earnings per share because of the anti-dilutive impact on the loss per share.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Thirteen Weeks Ended February 28, 1998 compared to Thirteen Weeks Ended March 1, 1997

Net revenues for the 13 weeks ended February 28, 1998 were $118,709,000, an increase of $13,007,000, or 12.3 percent from the 13 week period ended March 1, 1997. Motor home shipments (Class A and C) were 2,009 units, an increase of 181 units, or 9.9 percent, during the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997. Industry demand for motorized recreation vehicles remained strong during the 13 weeks ended February 28, 1998 and the Company's 1998 products continue to be received well by dealers and retail customers. Orders for the Company's motor homes continue to run considerably ahead of last year.

Gross profit, as a percent of net revenues, was 12.1 percent for the 13 weeks ended February 28, 1998 compared to 9.6 percent for the 13 weeks ended March 1, 1997. The increase in gross profit percentage during the 13 weeks ended February 28, 1998 was due primarily to increased production and sales of motor homes. During the 13 weeks ended March 1, 1997, the Company incurred significant discounts granted to encourage motor home sales and a reduction in valuations of finished goods and parts inventories at the Company's former subsidiary, Winnebago Industries Europe GmbH (WIE).

Selling and delivery expenses were $4,190,000 or 3.5 percent of net revenues during the second quarter of fiscal 1998 compared to $6,663,000 or 6.3 percent of net revenues during the second quarter of fiscal 1997. The decreases in dollars and percentage can be attributed primarily to significant decreases in promotional programs during the second quarter of fiscal 1998 when compared to the second quarter of fiscal 1997. The Company's sale of WIE, during fiscal 1997, also contributed to the reduction in dollars when comparing the two periods. Increased sales volume, during the second quarter of fiscal 1998, also contributed to the decrease in percentage.

General and administrative expenses decreased by $2,420,000 to $4,446,000 comparing the 13 weeks ended February 28, 1998 to the 13 weeks ended March 1, 1997 and decreased as a percentage of net revenues to 3.7 percent from 6.5 percent. The Company's sale of WIE, during fiscal 1997, was the primary factor contributing to the decreases in dollars and percentage. Increased sales volume, during the second quarter of fiscal 1998, also contributed to the decrease in percentage.

The Company had net financial income of $771,000 for the second quarter of fiscal 1998 compared to net financial income of $745,000 for the comparable quarter of fiscal 1997. During the 13 weeks ended February 28, 1998, the Company recorded $711,000 of interest income and gains of $60,000 in foreign currency transactions. During the 13 weeks ended March 1, 1997, the Company recorded $636,000 of interest income, gains of $93,000 in foreign currency transactions and $16,000 of realized and unrealized gains in its trading securities portfolio.

For the 13 weeks ended February 28, 1998, the Company had income before taxes of $6,490,000 and a provision for taxes of $2,140,000 resulting in net income of $4,350,000 or $.18 per share. For the 13 weeks ended March 1, 1997, the Company had pre-tax income from operations (other than WIE) of $3,115,000 and a pre-tax loss from WIE of $5,700,000, due to the sale in fiscal 1997. The $5,700,000 pre-tax loss of WIE was considered an operating loss of a foreign subsidiary that does not qualify for a tax deduction, therefore, the Company was required to record a provision for taxes of $1,089,000 resulting in a consolidated net loss of $3,674,000 or $.15 per share for the 13 weeks ended March 1, 1997.

Twenty-Six Weeks Ended February 28, 1998 Compared to Twenty-Six Weeks Ended March 1, 1997

Net revenues for the 26 weeks ended February 28, 1998 were $244,605,000, an increase of $25,011,000, or 11.4 percent from the 26 week period ended March 1, 1997. Motor home shipments (Class A and C) were 4,071 units, an increase of 285 units, or 7.5 percent, during the 26 weeks ended February 28, 1998 when compared to the 26 weeks ended March 1, 1997. Industry demand for motorized recreation vehicles remained strong during the 26 weeks ended February 28, 1998 and the Company's 1998 products continue to be received well by dealers and retail customers.

Gross profit, as a percent of net revenues, was 13.4 percent for the 26 weeks ended February 28, 1998 compared to 11.5 percent for the 26 weeks ended March 1, 1997. The increase in gross profit percentage during the 26 weeks ended February 28, 1998 was due primarily to increased production and sales of motor homes. During the 26 weeks ended March 1, 1997, the Company incurred significant discounts granted to encourage motor home sales and a reduction in valuations of finished goods and parts inventories at WIE.

Selling and delivery expenses were $9,919,000 or 4.1 percent of net revenues during the first half of fiscal 1998 compared to $13,001,000 or 5.9 percent of net revenues during the first half of fiscal 1997. The decreases in dollars and percentage can be attributed primarily to significant decreases in promotional programs during the first half of fiscal 1998 when compared to the first half of fiscal 1997. The Company's sale of WIE, also contributed to the decreases when comparing the two periods. Increased sales volume, during the first half of fiscal 1998, also contributed to the decrease in percentage.

General and administrative expenses decreased by $2,039,000 to $9,712,000 comparing the first half of fiscal 1998 to the first half of fiscal 1997 and decreased as a percentage of net revenues to 4.0 percent from 5.4 percent. The Company's sale of WIE, during fiscal 1997, was the primary factor contributing to the decreases in dollars and percentage. Partially offsetting this decrease was an increase in the Company's product liability costs, during the first half of fiscal 1998. Increased sales volume, during the first half of fiscal 1998, also contributed to the decrease in percentage.

The Company had net financial income of $1,384,000 for the first half of fiscal 1998 compared to net financial income of $1,114,000 for the comparable period of fiscal 1997. During the first half of fiscal 1998, the Company recorded $1,371,000 of interest income and gains of $13,000 in foreign currency transactions. During the first half of fiscal 1997, the Company recorded $945,000 of interest income, gains of $32,000 in foreign currency transactions and $137,000 of realized and unrealized gains in its trading securities portfolio.

For the 26 weeks ended February 28, 1998, the Company had pre-tax income from continuing operations of $14,531,000 and a provision for taxes of $4,843,000 resulting in income from continuing operations of $9,688,000 or $.39 per share. For the 26 weeks ended March 1, 1997, the Company had pre-tax income from continuing operations of $7,440,000 and a pre-tax loss from WIE of $5,800,000 due to the sale in fiscal 1997. The $5,800,000 pre-tax loss of WIE was considered an operating loss of a foreign subsidiary that does not qualify for a tax deduction, therefore, the Company was required to record a provision for taxes of $2,608,000 resulting in a loss from continuing operations of $968,000 or $.04 per share for the 26 weeks ended March 1, 1997.

For the 26 weeks ended March 1, 1997, the Company recorded a gain from the sale of the discontinued Cycle-Sat subsidiary of $16,472,000 (net of income taxes of $13,339,000), or $.65 per share.

During the 26 weeks ended February 28, 1998, the Company had net income of $9,688,000, or $.39 per share, compared to $15,504,000, or $.61 per share for the 26 weeks ended March 1, 1997.

LIQUIDITY AND FINANCIAL CONDITION

The Company meets its working capital and capital equipment requirements and cash requirements of subsidiaries with funds generated internally and borrowings under agreements with financial institutions.

At February 28, 1998, working capital was $89,613,000, a decrease of $10,322,000 from the amount at August 30, 1997. The Company's principal use of cash during the 26 weeks ended February 28, 1998 was $17,600,000 for the purchase of shares of the Company's Common Stock. The Company's principal sources and uses of cash during the 26 weeks ended February 28, 1998 are set forth in the unaudited consolidated condensed statement of cash flows for that period.

Principal known demands at February 28, 1998 on the Company's liquid assets for the remainder of fiscal 1998 include approximately $2,500,000 of capital expenditures (primarily equipment replacement) and $2,300,000 of cash dividends declared by the Board of Directors on March 19, 1998 (payable on July 6, 1998 to shareholders of record as of June 5, 1998). On December 29, 1997, the Company's Board of Directors authorized the repurchase of outstanding shares of the Company's Common Stock. As of February 28, 1998, approximately $18,900,000 remained under this authorization and may be used by the Company from time to time to repurchase additional shares.

Management currently expects its cash on hand, funds from operations and borrowings available under existing credit facilities to be sufficient to cover both short-term and long-term operating requirements.

RECENTLY ADOPTED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," was issued in February, 1997 and adopted by the Company in the second quarter of fiscal 1998. The adoption of SFAS No. 128 did not have a significant impact on the calculation of earnings per share.

FORWARD LOOKING INFORMATION

Except for the historical information contained herein, certain of the matters discussed in this report are "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties, including, but not limited to demand from customers, effects of competition, the general state of the economy, interest rates, consumer confidence, changes in the product or customer mix or revenues and in the level of operating expenses and other factors which may be disclosed throughout this Form 10-Q. Any forecasts and projections in this report are "forward-looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including the aforementioned risk factors. Actual results could differ materially.

MILLENNIUM CHANGE

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and began an implementation plan in September, 1996 to resolve this issue. It is anticipated that all reprogramming efforts will be completed by end of fiscal 1998. The remainder of calendar year 1998 is planned to be used for testing. The Company's Purchasing and Information Systems areas have prepared a survey of its active vendors requesting the status of their "Year 2000" initiatives. The Company plans on a follow-up to this survey before the end of the 1998 fiscal year to monitor their status.

The Company presently estimates that the planned modifications to existing systems, the "Year 2000" compliance issue will cost approximately $200,000.

Part II  Other Information

Item 4   Submission of Matters to a Vote of Security Holders

         (a)      The annual meeting of shareholders was held December 17, 1997.

         (b) The breakdown of votes for the election of ten directors was as follows*:

                                          VOTES CAST FOR     AUTHORITY WITHHELD
                                          --------------     ------------------
                  Gerald E. Boman            20,383,904           890,217
                  Jerry N. Currie            20,693,456           580,665
                  Fred G. Dohrmann           20,319,159           954,962
                  John V. Hanson             20,375,945           898,176
                  Bruce D. Hertzke           20,370,867           903,254
                  Gerald C. Kitch            20,692,656           581,465
                  Richard C. Scott           20,670,563           603,558
                  Joseph M. Shuster          20,692,206           581,915
                  Frederick M. Zimmerman     20,689,807           584,314
                  Francis L. Zrostlik        20,689,042           585,079

                  * There were no broker non-votes.

         (c) At the annual meeting of shareholders, the Winnebago Industries, Inc. 1997 Stock Option Plan was approved. Breakdown of votes was as follows:

                  For - 13,876,013;
                  Against - 2,806,032;
                  Abstained - 580,366, and
                  Broker Non-Votes - 4,011,710.

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


                                        WINNEBAGO INDUSTRIES, INC.
                                        --------------------------
                                              (Registrant)



Date    April 9, 1998                   /s/ Bruce D. Hertzke
        ----------------                -------------------------------------
                                        Bruce D. Hertzke
                                        Chairman of the Board and Chief
                                        Executive Officer



Date    April 9, 1998                   /s/ Edwin F. Barker
        ----------------                -------------------------------------
                                        Edwin F. Barker
                                        Vice President - Chief Financial Officer