Form 10-Q
period 1998-05-30
WINNEBAGO INDUSTRIES INC
filed 1998-07-10
CIK 107687

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended     May 30, 1998
                               -------------------------------------

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

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

There were 23,048,454 shares of $.50 par value common stock outstanding on July 8, 1998.

                  WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES

                          INDEX TO REPORT ON FORM 10-Q


                                                                     Page Number
                                                                     -----------
PART I.  FINANCIAL INFORMATION: (Interim period information unaudited)

         Consolidated Balance Sheets                                      1 & 2

         Unaudited Consolidated Statements of Operations                    3

         Unaudited Consolidated Condensed Statements of Cash Flows          4

         Unaudited Condensed Notes to Consolidated Financial Statements   5 & 6

         Management's Discussion and Analysis of Financial Condition      7 - 10
           and Results of Operations

PART II. OTHER INFORMATION                                               11 & 12

Part I Financial Information

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


Dollars in thousands
                                                            MAY 30,     AUGUST 30,
                           ASSETS                            1998          1997
------------------------------------------------------    ----------    ----------
                                                         (Unaudited)
CURRENT ASSETS
Cash and cash equivalents                                 $   54,268    $   32,130
Receivables, less allowance for doubtful
   accounts ($2,270 and $1,429, respectively)                 25,980        31,322
Dealer financing receivables less allowance
   for doubtful accounts ($182 and $155, respectively)        17,267        13,336
Inventories                                                   50,634        53,584
Prepaid expenses                                              13,566         5,872
Deferred income taxes                                          4,917         4,917
                                                          ----------    ----------

     Total current assets                                    166,632       141,161
                                                          ----------    ----------

PROPERTY AND EQUIPMENT, at cost
Land                                                           1,161         1,167
Buildings                                                     38,662        42,455
Machinery and equipment                                       67,702        66,142
Transportation equipment                                       5,043         5,004
                                                          ----------    ----------
                                                             112,568       114,768
     Less accumulated depreciation                            80,533        81,175
                                                          ----------    ----------

     Total property and equipment, net                        32,035        33,593
                                                          ----------    ----------

LONG-TERM NOTES RECEIVABLE, less allowances
    ($1,541 and $1,465, respectively)                          5,768         5,692
                                                          ----------    ----------

INVESTMENT IN LIFE INSURANCE AND
    OTHER LONG-TERM INVESTMENTS                               20,976        17,641
                                                          ----------    ----------

DEFERRED INCOME TAXES, NET                                    14,900        14,900
                                                          ----------    ----------

OTHER ASSETS                                                     486           488
                                                          ----------    ----------

TOTAL ASSETS                                              $  240,797    $  213,475
                                                          ==========    ==========

See Unaudited Condensed Notes to Consolidated Financial Statements

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


Dollars in thousands
                                                            MAY 30,     AUGUST 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                         1998          1997
--------------------------------------------------        ----------    ----------
                                                          (Unaudited)
CURRENT LIABILITIES
Current maturities of long-term debt                      $    - - -    $      695
Accounts payable, trade                                       23,332        20,471
Income tax payable                                            20,100         - - -
Accrued expenses:
     Insurance                                                 3,411         2,687
     Product warranties                                        5,079         3,329
     Vacation liability                                        3,539         3,012
     Promotional                                               5,260         2,508
     Other                                                     8,938         8,524
                                                          ----------    ----------

        Total current liabilities                             69,659        41,226
                                                          ----------    ----------

POSTRETIREMENT HEALTH CARE AND DEFERRED
   COMPENSATION BENEFITS                                      51,069        48,367
                                                          ----------    ----------

STOCKHOLDERS' EQUITY
Capital stock, common, par value $.50; authorized
   60,000,000 shares                                          12,933        12,927
Additional paid-in capital                                    22,590        23,109
Reinvested earnings                                          106,653        92,179
                                                          ----------    ----------
                                                             142,176       128,215
Less treasury stock, at cost                                  22,107         4,333
                                                          ----------    ----------

Total stockholders' equity                                   120,069       123,882
                                                          ----------    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $  240,797    $  213,475
                                                          ==========    ==========

See Unaudited Condensed Notes to Consolidated Financial Statements

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================


IN THOUSANDS EXCEPT PER SHARE DATA

                                                                 THIRTEEN                   THIRTY-NINE
                                                                WEEKS ENDED                 WEEKS ENDED
                                                          ------------------------    ------------------------
                                                            May 30,       May 31,       May 30,       May 31,
                                                             1998          1997          1998          1997
                                                          ----------    ----------    ----------    ----------
Net revenues                                              $  150,515    $  117,226    $  395,120    $  336,820
Cost of goods sold                                           129,610       101,046       341,437       295,362
                                                          ----------    ----------    ----------    ----------
     Gross profit                                             20,905        16,180        53,683        41,458
                                                          ----------    ----------    ----------    ----------

Operating expenses:
     Selling and delivery                                      4,645         6,998        14,564        19,999
     General and administrative                                6,029         3,668        15,741        15,419
                                                          ----------    ----------    ----------    ----------
     Total operating expenses                                 10,674        10,666        30,305        35,418
                                                          ----------    ----------    ----------    ----------

Operating income                                              10,231         5,514        23,378         6,040

Financial income                                                 860           350         2,244         1,464
                                                          ----------    ----------    ----------    ----------

Pre-tax income from continuing operations                     11,091         5,864        25,622         7,504

Provision for taxes                                            3,757         2,144         8,600         4,752
                                                          ----------    ----------    ----------    ----------

Income from continuing operations                              7,334         3,720        17,022         2,752

Discontinued operations:
   Gain from sale of discontinued Cycle-Sat subsidiary
   (includes a loss on operations of $160 less
   applicable income tax credits of $123 and a
   gain on disposal of $16,632 less income taxes
   of $13,462)                                                 - - -         - - -         - - -        16,472
                                                          ----------    ----------    ----------    ----------

Net income                                                $    7,334    $    3,720    $   17,022    $   19,224
                                                          ==========    ==========    ==========    ==========

Earnings per share - basic (Note 7):
   Income from continuing operations                      $      .31    $      .15    $      .70    $      .11
   Net income                                             $      .31    $      .15    $      .70    $      .76

Earnings per share - assuming dilution (Note 7):
   Income from continuing operations                      $      .31    $      .15    $      .69    $      .11
   Net income                                             $      .31    $      .15    $      .69    $      .75


See Unaudited Condensed Notes to Consolidated Financial Statements.

================================================================================

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


Dollars in thousands
Increase (decrease) in cash and cash equivalents                      THIRTY-NINE WEEKS ENDED
                                                                     -------------------------
                                                                       May 30,        May 31,
                                                                        1998           1997
                                                                     ----------     ----------
Cash flows from operating activities:
  Net income                                                         $   17,022     $   19,224
Adjustments to reconcile net income to net cash from
    operating activities:
  Pre-tax gain on sale of Cycle-Sat subsidiary                            - - -        (29,811)
  Depreciation and amortization                                           4,143          5,437
  Realized and unrealized gains on investments, net                       - - -           (137)
  Proceeds from sale of trading securities                                - - -          4,453
  Other                                                                   1,431          1,130
Change in assets and liabilities:
  (Increase) decrease in accounts receivable                             (2,287)         1,273
  Decrease in inventories                                                 2,950         10,569
  Increase in accounts payable and accrued expenses                       9,028          3,898
  Increase in income taxes payable                                       20,100          - - -
  Increase in postretirement benefits                                     2,559          1,028
  Other                                                                   - - -         (2,194)
                                                                     ----------     ----------
Net cash provided by operating activities                                54,946         14,870
                                                                     ----------     ----------

Cash flows provided (used) by investing activities:
  Gross proceeds from the sale of Cycle-Sat subsidiary                    - - -         55,883
  Payments to minority shareholder from sale of Cycle-Sat                 - - -         (7,160)
  Purchases of property and equipment                                    (3,194)        (3,125)
  Investments in dealer receivables                                     (44,559)       (28,782)
  Collections of dealer receivables                                      40,601         29,191
  Other                                                                  (4,126)         1,580
                                                                     ----------     ----------
Net cash (used) provided by investing activities                        (11,278)        47,587
                                                                     ----------     ----------

Cash flows used by financing activities and capital transactions:
  Payments for purchase of common stock                                 (19,572)         - - -
  Payment of long-term debt of discontinued operations                    - - -        (13,220)
  Payments of long-term debt and capital leases                            (695)        (2,002)
  Payment of cash dividends                                              (2,548)        (2,542)
  Other                                                                   1,285            536
                                                                     ----------     ----------
Net cash used by financing activities and
   capital transactions                                                 (21,530)       (17,228)
                                                                     ----------     ----------
Net increase in cash and cash equivalents                                22,138         45,229

Cash and cash equivalents - beginning of period                          32,130            797
                                                                     ----------     ----------

Cash and cash equivalents - end of period                            $   54,268     $   46,026
                                                                     ==========     ==========

See Unaudited Condensed Notes to Consolidated Financial Statements.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
         UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of May 30, 1998, the consolidated results of operations for the 39 and 13 weeks ended May 30, 1998 and May 31, 1997, and the consolidated cash flows for the 39 weeks ended May 30, 1998 and May 31, 1997. The results of operations for the 39 weeks ended May 30, 1998, are not necessarily indicative of the results to be expected for the full year.

2. Inventories are valued at the lower of cost or market, with cost being determined under the last-in, first-out (LIFO) method and market defined as net realizable value.

         Inventories are composed of the following (dollars in thousands):

                                                   May 30,         August 30,
                                                    1998              1997
                                                ------------     ------------

                Finished goods................    $   22,409       $   27,577
                Work in process...............        13,618           13,842
                Raw materials.................        33,144           29,907
                                                ------------     ------------
                                                      69,171           71,326
                LIFO reserve..................       (18,537)         (17,742)
                                                ------------     ------------
                                                  $   50,634       $   53,584
                                                ============     ============

3. Since March, 1992, the Company has had a financing and security agreement with NationsCredit Corporation (NationsCredit). Terms of the agreement limit borrowings to the lesser of $30,000,000 or 75 percent of eligible inventory (fully manufactured recreation vehicles and motor home chassis and related components). Borrowings are secured by the Company's receivables and inventory. Borrowings under the agreement bear interest at the prime rate, as defined in the agreement, plus 50 basis points. The line of credit is available and continues during successive one-year periods unless either party provides at least 90-days' notice prior to the end of the one-year period to the other party that they wish to terminate the line of credit. The agreement also contains certain restrictive covenants including maintenance of minimum net worth, working capital and current ratio. As of May 30, 1998, the Company was in compliance with these covenants. There were no outstanding borrowings under the line of credit at May 30, 1998 or August 30, 1997.

4. It is customary practice for companies in the recreation vehicle industry to enter into repurchase agreements with lending institutions which have provided wholesale floor plan financing to dealers. The Company's agreements provide for the repurchase of its products from the financing institution in the event of repossession upon a dealer's default. The Company was contingently liable for approximately $162,888,000 and $115,637,000 under repurchase agreements with lending institutions as of May 30, 1998 and August 30, 1997, respectively. Included in these contingent liabilities as of May 30, 1998 and August 30, 1997 are approximately $24,954,000 and $24,868,000, respectively, of certain dealer receivables subject to recourse agreements with NationsCredit and Green Tree Financial Corporation.

5. For the periods indicated, the Company paid cash for the following (dollars in thousands):

                                          THIRTY-NINE WEEKS ENDED
                                      ------------------------------
                                         May 30,            May 31,
                                          1998               1997
                                      -----------        -----------
                Interest               $      364         $      522
                Income taxes                6,849             14,035

6. As of May 30, 1998, the Company has repurchased approximately $19.6 million, or 2.1 million shares, of its common stock since announcing the plan on December 29, 1997 to repurchase up to $36.5 million of its common stock within 18 months (1,920,600 shares were from the Estate of John K. Hanson with an aggregate purchase price of approximately $17 million). Subsequent to May 30, 1998, the Company repurchased approximately an additional 486,000 shares of its common stock with an aggregate purchase price of approximately $5.7 million.

7. Effective December 15, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "EARNINGS PER SHARE" (SFAS No. 128). Earnings per share amounts presented for the 13 and 39 weeks ended May 31, 1997 have been restated for the adoption of SFAS No. 128. The following table reflects the calculation of basic and diluted earnings per share.

                                                     THIRTEEN WEEKS ENDED       THIRTY-NINE WEEKS ENDED
                                                   ------------------------    ------------------------
                                                     MAY 30,       MAY 31,       MAY 30,       MAY 31,
         IN THOUSANDS EXCEPT PER SHARE DATA           1998          1997          1998          1997
                                                   ----------    ----------    ----------    ----------
         EARNINGS PER SHARE - BASIC
         --------------------------
         Income from continuing operations         $    7,334    $    3,720    $   17,022    $    2,752
                                                   ----------    ----------    ----------    ----------
         Weighted average shares outstanding           23,642        25,460        24,434        25,423
                                                   ----------    ----------    ----------    ----------
         Income per share from continuing
             operations - basic                    $      .31    $      .15    $      .70    $      .11
                                                   ----------    ----------    ----------    ----------

         EARNINGS PER SHARE - ASSUMING DILUTION
         --------------------------------------
         Income from continuing operations         $    7,334    $    3,720    $   17,022    $    2,752
                                                   ----------    ----------    ----------    ----------
         Weighted average shares outstanding           23,642        25,460        24,434        25,423
         Dilutive impact of options outstanding           270            88           196           112
                                                   ----------    ----------    ----------    ----------
         Weighted average shares & potential
             dilutive shares outstanding               23,912        25,548        24,630        25,535
                                                   ----------    ----------    ----------    ----------
         Income per share from continuing
             operations - assuming dilution        $      .31    $      .15    $      .69    $      .11
                                                   ----------    ----------    ----------    ----------

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Thirteen Weeks Ended May 30, 1998 Compared to Thirteen Weeks ended May 31, 1997

Net revenues for the 13 weeks ended May 30, 1998 were $150,515,000, an increase of $33,289,000, or 28.4 percent from the 13 week period ended May 31, 1997. Motor home shipments (Class A and C) were 2,554 units, an increase of 535 units, or 26.5 percent, during the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997. During the 13 weeks ended May 30, 1998, industry demand for motorized recreation vehicles remained strong which resulted in a much improved spring selling season. The Company's 1998 products continued to be received well by dealers and retail customers. Orders for the Company's motor homes continue to run considerably ahead of last year and long-term prospects remain bright.

Gross profit, as a percent of net revenues, was 13.9 percent for the 13 weeks ended May 30, 1998 compared to 13.8 percent for the 13 weeks ended May 31, 1997. The Company's increased volume of production and sales of motor homes resulted in the improved margins.

Selling and delivery expenses were $4,645,000 or 3.1 percent of net revenues during the third quarter of fiscal 1998 compared to $6,998,000 or 6.0 percent of net revenues during the third quarter of fiscal 1997. The decreases in dollars and percentage can be attributed primarily to significant decreases in promotional programs during the third quarter of fiscal 1998 when compared to the third quarter of fiscal 1997. Operating expenses for Winnebago Industries Europe GmbH (WIE), a subsidiary of the Company, are reflected in the third quarter results of fiscal 1997. Due to the sale of this subsidiary during the fourth quarter of fiscal 1997, WIE had no impact on the Company's results for the third quarter of fiscal 1998. Increased sales volume, during the third quarter of fiscal 1998, also contributed to the decrease in percentage.

General and administrative expenses increased by $2,361,000 to $6,029,000 comparing the 13 weeks ended May 30, 1998 to the 13 week period ended May 31, 1997 and increased as a percentage of net revenues to 4.0 percent from 3.1 percent. The increases in dollars and percentage can be attributed primarily to increases in the Company's employee bonus programs, an increase in bad debt accruals for Winnebago Acceptance Corporation (WAC), a finance subsidiary, and increased costs in the Company's postretirement health care benefits.

The Company had net financial income of $860,000 for the third quarter of fiscal 1998 compared to net financial income of $350,000 for the comparable quarter of fiscal 1997. During the 13 weeks ended May 30, 1998, the Company recorded $719,000 of interest income and gains of $141,000 in foreign currency transactions. During the 13 weeks ended May 31, 1997, the Company recorded $616,000 of interest income and losses of $266,000 in foreign currency transactions.

For the 13 weeks ended May 30, 1998, the Company had income before taxes of $11,091,000 and a provision for taxes of $3,757,000 resulting in net income of $7,334,000 or $.31 per basic share. For the 13 weeks ended May 31, 1997, the Company had income before taxes of $5,864,000 and a provision for taxes of $2,144,000 resulting in net income of $3,720,000 or $.15 per basic share.

Thirty-Nine Weeks Ended May 30, 1998 Compared to Thirty-Nine Weeks Ended May 31, 1997

Net revenues for the 39 weeks ended May 30, 1998 were $395,120,000, an increase of $58,300,000, or 17.3 percent from the 39 week period ended May 31, 1997. Motor home shipments (Class A and C) were 6,625 units, an increase of 820 units, or 14.1 percent, during the 39 weeks ended May 30, 1998 when compared to the 39 weeks ended May 31, 1997. Industry demand for motorized recreation vehicles continued to remain strong as did the dealer's acceptance of the Company's 1998 products.

Gross profit, as a percent of net revenues, was 13.6 percent for the 39 weeks ended May 30, 1998 compared to 12.3 percent for the 39 weeks ended May 31, 1997. The increase in gross profit percentage during the 39 weeks ended May 30, 1998 was due primarily to increased volume of production and sales of motor homes. When comparing the 39 weeks ended May 30, 1998 to the 39 weeks ended May 31, 1997, the Company allowed a significantly larger amount of discounts during the period ended May 31, 1997 to encourage sluggish motor home sales. Also during the period ended May 31, 1997, the Company recorded reductions in valuations of finished goods and parts inventories at WIE.

Selling and delivery expenses were $14,564,000 or 3.7 percent of net revenues during the 39 weeks ended May 30, 1998 compared to $19,999,000 or 5.9 percent of net revenues during the 39 weeks ended May 31, 1997. The decrease in dollars and percentage can be attributed primarily to significant decreases in promotional programs during the first three quarters of fiscal 1998 when compared to the first three quarters of fiscal 1997. Operating expenses for WIE are reflected in the Company's results for the 39 weeks ended May 31, 1997. Due to the sale of WIE, during the fourth quarter of fiscal 1997, there are no expenses for WIE reflected in the 39 weeks ended May 30, 1998. Increased sales volume, during the first three quarters of fiscal 1998, also contributed to the decrease in percentage.

General and administrative expenses increased by $322,000 to $15,741,000 comparing the first three quarters of fiscal 1998 to the first three quarters of fiscal 1997 but decreased as a percentage of net revenues to 4.0 percent from
4.6 percent. Results for the 39 weeks ended May 30, 1998 included increased costs in the Company's employee bonus programs and product liability expenses whereas the 39 weeks ended May 31, 1997 reflected operating expenses of WIE. Increased sales volume during the first three quarters of fiscal 1998 contributed to the decrease in percentage.

The Company had net financial income of $2,244,000 for the 39 weeks ended May 30, 1998 compared to net financial income of $1,464,000 for the 39 weeks ended May 31, 1997. During the first three quarters of fiscal 1998, the Company recorded $2,090,000 of interest income and gains of $154,000 in foreign currency transactions. During the first three quarters of fiscal 1997, the Company recorded $1,562,000 of interest income, $137,000 of realized and unrealized gains in its trading securities portfolio and losses of $235,000 in foreign currency transactions.

For the 39 weeks ended May 30, 1998, the Company had pre-tax income of $25,622,000 and a provision for taxes of $8,600,000 resulting in income of $17,022,000 or $.70 per basic share. For the 39 weeks ended May 31, 1997, the Company had pre-tax income from continuing operations of $13,882,000 and a pre-tax loss from WIE of $6,378,000. The $6,378,000 pre-tax loss of WIE was considered an operating loss of a foreign subsidiary that does not qualify for a tax deduction; therefore, the Company was required to record a provision for taxes of $4,752,000 resulting in income from continuing operations of $2,752,000 or $.11 per basic share for the 39 weeks ended May 31, 1997.

For the 39 weeks ended May 31, 1997, the Company recorded a gain from the sale of the discontinued Cycle-Sat subsidiary of $16,472,000 (net of income taxes of $13,339,000), or $.65 per basic share.

During the 39 weeks ended May 30, 1998, the Company had net income of $17,022,000, or $.70 per basic share, compared to $19,224,000, or $.76 per basic share for the 39 weeks ended May 31, 1997.

LIQUIDITY AND FINANCIAL CONDITION

The Company meets its working capital and capital equipment requirements and cash requirements of subsidiaries with funds generated internally and borrowings under agreements with financial institutions.

At May 30, 1998, working capital was $96,973,000, a decrease of $2,962,000 from the amount at August 30, 1997. The Company's principal use of cash during the 39 weeks ended May 30, 1998 was $19,572,000 for the purchase of shares of the Company's Common Stock. The Company's principal sources and uses of cash during the 39 weeks ended May 30, 1998 are set forth in the unaudited consolidated condensed statement of cash flows for that period.

Principal known demands at May 30, 1998 on the Company's liquid assets for the remainder of fiscal 1998 include approximately $2,300,000 of cash dividends declared by the Board of Directors on March 19, 1998 (payable on July 6, 1998 to shareholders of record as of June 5, 1998) and $1,300,000 of capital expenditures (primarily equipment replacement). On December 29, 1997, the Company's Board of Directors authorized the repurchase of outstanding shares of the Company's Common Stock. As of May 30, 1998, approximately $16,900,000 remained under this authorization and may be used by the Company from time to time to repurchase additional shares.

Management currently expects its cash on hand, funds from operations and borrowings available under existing credit facilities to be sufficient to cover both short-term and long-term operating requirements.

NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" was issued in June, 1997 and must be adopted by the Company no later than fiscal 1999. The statement requires companies to disclose comprehensive income and its components in the general purpose financial statements.

SFAS No. 131, "Disclosure About Segments of the Enterprise and Related Information" was issued in June, 1997 and must be adopted by the Company no later than fiscal 1999. The statement establishes standards which redefine how operating segments are determined and requires public companies to report financial and descriptive information about reportable operating segments.

SFAS No. 132, "Employer's Disclosures About Pensions and Other Postretirement Benefits" was issued in February, 1998 and must be adopted by the Company no later than fiscal 1999. The statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans.

The Company has not completed the process of evaluating the effects of SFAS No. 130, SFAS No. 131, and SFAS No. 132 but does not believe the new accounting pronouncements will significantly effect the Company's financial condition or operating results.

FORWARD LOOKING INFORMATION

Except for the historical information contained herein, certain of the matters discussed in this report are "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties, including, but not limited to demand from customers, effects of competition, the general state of the economy, interest rates, consumer confidence, changes in the product or customer mix or revenues and in the level of operating expenses and other factors which may be disclosed throughout this Form 10-Q. Any forecasts and projections in this report are "forward-looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including the aforementioned factors. Actual results could differ materially.

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

The Company presently estimates that the planned modifications to existing systems caused by the "Year 2000" compliance issue, will cost an aggregate of approximately $200,000. These costs will continue to be expensed as incurred.

Part II

Item 5   Other Information

         The Company produces and sells motor homes using chassis provided by four different chassis suppliers, one of these being General Motors Corporation - Chevrolet Motor Division. While the Company does maintain a limited number of raw chassis on hand, a prolonged strike may have an adverse effect on the Company's ability to supply motor homes built on Chevrolet chassis to the motor home market. The Company is currently working with its other chassis suppliers to help alleviate any shortages which may result due to a prolonged strike.

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


                                               WINNEBAGO INDUSTRIES, INC.
                                        ----------------------------------------
                                                      (Registrant)



Date    July 8, 1998                    /s/ Bruce D. Hertzke
     ------------------                 ----------------------------------------
                                        Bruce D. Hertzke
                                        Chairman of the Board, Chief Executive
                                        Officer, and President


Date    July 8, 1998                    /s/ Edwin F. Barker
     ------------------                 ----------------------------------------
                                        Edwin F. Barker
                                        Vice President - Chief Financial Officer