Form 10-K
period 1998-08-29
WINNEBAGO INDUSTRIES INC
filed 1998-11-25
CIK 107687

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

      (Mark One)

(X) Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the fiscal year ended August 29, 1998; or

( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from _________________ to __________________
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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   NAME OF EACH EXCHANGE ON
       TITLE OF EACH CLASS                             WHICH REGISTERED
---------------------------------          -------------------------------------
  Common Stock ($.50 par value)              The New York Stock Exchange, Inc.
                                                Chicago Stock Exchange, Inc.
                                              The Pacific Stock Exchange, Inc.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K _____.

      Aggregate market value of the common stock held by non-affiliates of the Registrant on November 16, 1998: $146,822,876 (13,737,813 shares at closing price on New York Stock Exchange of $10.6875).

      Common stock outstanding on November 16, 1998, 22,123,944 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. The Winnebago Industries, Inc. Annual Report to Shareholders for the fiscal year ended August 29, 1998, portions of which are incorporated by reference into Part II hereof.

2. The Winnebago Industries, Inc. Proxy Statement for the Annual Meeting of Shareholders scheduled to be held January 20, 1999, portions of which are incorporated by reference into Part III hereof.

                           WINNEBAGO INDUSTRIES, INC.

                                    FORM 10-K

                Report for the Fiscal Year Ended August 29, 1998


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

Other products manufactured by the Company consist principally of extruded aluminum, commercial vehicles, and a variety of component products for other manufacturers. Finance revenues consisted of revenues from floor plan unit financing for a limited number of the Company's dealers.

The Company was incorporated under the laws of the state of Iowa on February 12, 1958, and adopted its present name on February 28, 1961. The Company's executive offices are located at 605 West Crystal Lake Road in Forest City, Iowa. Unless the context indicates otherwise, the term "Company" refers to Winnebago Industries, Inc. and its subsidiaries.

PRINCIPAL PRODUCTS

The Company determined it was appropriate to define its operations into two business segments for fiscal 1998 (See Note 16, "Business Segment Information" in the Company's Annual Report to Shareholders for the year ended August 29,
1998). However, during each of the last five fiscal years, at least 91% of the revenues of the Company were derived from recreational vehicle products.

The following table sets forth the respective contribution to the Company's net revenues by product class for each of the last five fiscal years (dollars in thousands):

                                                                   Fiscal Year Ended (1)
                                   ------------------------------------------------------------------------------------
                                    August 29,        August 30,        August 31,        August 26,        August 27,
                                       1998              1997              1996              1995              1994
                                   ------------      ------------      ------------      ------------      ------------
Motor Homes (Class A and C) ....   $    468,004      $    381,191      $    432,212      $    402,435      $    385,319
                                           89.1%             87.0%             89.2%             87.5%             88.9%
Other Recreation
     Vehicle Revenues (2) ......         18,014            19,771            17,166            19,513            21,903
                                            3.5%              4.5%              3.5%              4.2%              5.1%
Other Manufactured Products
     Revenues (3) ..............         37,000            35,750            34,020            36,961            25,184
                                            7.0%              8.2%              7.0%              8.0%              5.8%
                                   ------------      ------------      ------------      ------------      ------------
         Total Manufactured
            Products Revenues ..        523,018           436,712           483,398           458,909           432,406
                                           99.6%             99.7%             99.7%             99.7%             99.8%

Finance Revenues (4) ...........          2,076             1,420             1,406             1,220               831
                                             .4%               .3%               .3%               .3%               .2%
                                   ------------      ------------      ------------      ------------      ------------

Total Net Revenues .............   $    525,094      $    438,132      $    484,804      $    460,129      $    433,237
                                          100.0%            100.0%            100.0%            100.0%            100.0%

(1) The fiscal year ended August 31, 1996 contained 53 weeks; all other fiscal years in the table contained 52 weeks. All years prior to fiscal 1998 are appropriately restated to exclude the Company's discontinued Cycle-Sat, Inc. (Cycle-Sat) subsidiary's revenues from satellite courier and tape duplication services.
(2) Primarily EuroVan Campers, recreation vehicle related parts and recreation vehicle service revenue.
(3) Primarily sales of extruded aluminum, commercial vehicles and component products for other manufacturers.
(4)   Winnebago Acceptance Corporation (WAC) revenues from dealer financing.

Unit sales of the Company's principal recreation vehicles for the last five fiscal years were as follows:

                                                                   Fiscal Year Ended (1)
                                            -----------------------------------------------------------------
                                            August 29,    August 30,    August 31,    August 26,    August 27,
                                               1998          1997          1996          1995          1994
                                            ---------     ---------     ---------     ---------     ---------
Unit Sales:
   Class A ..............................       5,381         4,834         5,893         5,993         6,820
   Class C ..............................       3,390         2,724         2,857         2,853         1,862
                                            ---------     ---------     ---------     ---------     ---------
         Total Motor Homes ..............       8,771         7,558         8,750         8,846         8,682

   Class B Conversions (EuroVan Camper) .         978         1,205           857         1,014           376

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

The Company's products are generally manufactured against orders from the Company's dealers. As of August 29, 1998, the Company's backlog of orders for Class A and Class C motor homes was approximately 1,700 units compared to approximately orders for 1,300 units August 30, 1997. The Company includes in its backlog all accepted purchase orders from dealers shippable within the next six months. Orders in backlog can be canceled at the option of the purchaser at any time without penalty and, therefore, backlog may not necessarily be a measure of future sales.

Presently, the Company meets its working capital requirements, capital equipment requirements and cash requirements of subsidiaries with funds generated internally. Since March 26, 1992, the Company has had a financing and security agreement with Nations Bank Specialty Lending Unit (formerly NationsCredit Corporation) (See Note 7, "Notes Payable" in the Company's Annual Report to Shareholders for the year ended August 29, 1998).

RECREATION VEHICLES

MOTOR HOMES - A motor home is a self-propelled mobile dwelling used primarily as a temporary dwelling during vacation and camping trips.

Recreation Vehicle Industry Association (RVIA) classifies motor homes into three types (Class A, Class B and Class C). The Company currently manufactures Class A and Class C motor homes and converts Class B motor homes.

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

The Company currently manufactures and sells Class A and Class C motor homes primarily under the Winnebago, Itasca, Vectra, Rialta and Ultimate brand names. These motor homes generally provide living accommodations for four to seven persons and include kitchen, dining, sleeping and bath areas, and in some models, a lounge. Optional equipment accessories include, among other items, air conditioning, electric power plant, stereo system and a wide selection of interior equipment. The Company converts Class B motor homes under the EuroVan Camper brand name, which are distributed through the Volkswagen dealer organization.

The Company offers, with the purchase of any new Winnebago, Itasca, Vectra or Ultimate motor home, a comprehensive 12-month/15,000-mile warranty, a 3-year/36,000-mile warranty on sidewalls, floors and slide-out room assemblies, and a 10-year fiberglass roof warranty. The Rialta has a 2-year/24,000-mile warranty. The EuroVan Camper has a 2-year/ 24,000-mile warranty on the conversion portion of the unit. Estimated warranty costs are provided at the time of sale of the warranted products. Estimates of future warranty costs are based on prior experience and known current events.

The Company's Class A and Class C motor homes are sold by dealers in the retail market at prices ranging from approximately $45,000 to more than $225,000, depending on size and model, plus optional equipment and delivery charges.

The Company currently manufactures Class A and Class C motor homes ranging in length from 26 to 40 feet and 22 to 31 feet, respectively. Class B motor homes converted by the Company (EuroVan Camper) are 17 feet in length.

NON-RECREATION VEHICLE ACTIVITIES

OEM, COMMERCIAL VEHICLES, AND OTHER PRODUCTS

OEM - Original equipment manufacturer sales of component parts such as aluminum extrusions, metal stamping, rotational moldings, vacuum formed plastics, fiberglass components, panel lamination, electro-deposition painting of steel and sewn or upholstered items to outside manufacturers.

Commercial Vehicles - Commercial vehicles sales are custom shells primarily designed for the buyer's special needs and requirements.

Other Products - Sales of molded plastic docks for marine applications.

WINNEBAGO ACCEPTANCE CORPORATION (WAC) - WAC engages in floor plan and rental unit financing for a limited number of the Company's dealers.

DISCONTINUED ACTIVITIES -

On November 19, 1996, the Company sold all of the assets of its Cycle-Sat subsidiary, a distributor of satellite courier and tape duplication services, to Vyvx, Inc., a subsidiary of The Williams Companies, Inc., Tulsa, Oklahoma. See
Note 2, "Discontinued Operations - Sale of Cycle-Sat Subsidiary" in the Company's Annual Report to Shareholders for the year ended August 29, 1998.

PRODUCTION

The Company's Forest City facilities have been designed to provide vertically integrated production line manufacturing. The Company also operates a fiberglass manufacturing facility in Hampton, Iowa, a sewing operation in Lorimor, Iowa and a chassis modification facility in Charles City, Iowa. At August 29, 1998, the Company was in the process of setting up a cabinet door manufacturing facility in Charles City, Iowa. The Company manufactures the majority of the components utilized in its motor homes, with the exception of the chassis, engines, auxiliary power units and appliances.

Most of the raw materials and components utilized by the Company are obtainable from numerous sources. The Company believes that substitutes for raw materials and components, with the exception of chassis, would be obtainable with no material impact on the Company's operations. Certain components, however, are produced by only a small group of quality suppliers which have the capacity to supply large quantities on a national basis. This is especially true in the case of motor home chassis, where Ford Motor Company and General Motors Corporation are the dominant suppliers. Shortages, production delays or work stoppages by the employees of such suppliers could have a material adverse effect on the Company's business. The inability of the Company to obtain an adequate chassis supply could have a material adverse effect on the Company's results of operations. The Company purchases Class A and C chassis from General Motors Corporation - Chevrolet Motor Division and Ford Motor Company; Class C chassis from Volkswagen of America, Inc.; and Class A chassis from Freightliner Custom Chassis Corporation. Class B chassis from Volkswagen of America, Inc. are utilized in the Company's Rialta motor home and the EuroVan Camper. Only two vendors accounted for as much as five percent of the Company's purchases in fiscal 1998, Ford Motor Company and General Motors Corporation (approximately 32 percent, in the aggregate).

On September 3, 1998, General Motors (GM) announced that it will discontinue the manufacture of its motor home chassis products. GM has signed a letter of intent with Union City Body Company (UCBC) of Union City, Indiana to sell certain assets used for chassis production. GM plans to cease chassis production by the end of 1998. Upon closing of the sale transaction, UCBC will produce its own version of chassis products. UCBC has informed the Company that it expects to begin production of chassis in the first quarter of 1999. A transition team comprised of key GM and UCBC representatives has been formed to assure an orderly business transition. The Company has placed orders with GM which will allow it to basically have chassis available for its fiscal 1999 production schedule. The Company uses current GM chassis in approximately 25 percent of its products. The Company is currently working with UCBC but at this time does not know what effect this sale transaction will have on its future results of operations.

Motor home bodies are made from various materials and structural components which are typically laminated into rigid, lightweight panels. Body designs are developed with computer design and analysis, and subjected to a variety of tests and evaluations to meet Company standards and requirements.

The Company manufactures picture windows, lavatories, and all of the doors, cabinets, shower pans, waste holding tanks, wheel wells and sun visors used in its recreation vehicles. In addition, the Company produces most of the bucket seats, upholstery items, lounge and dinette seats, seat covers, mattresses, decorator pillows, curtains and drapes.

The Company produces substantially all of the raw, liquid-painted and powder-coated aluminum extrusions used for interior and exterior trim in its recreation vehicles. The Company also sells aluminum extrusions to over 120 customers.

DISTRIBUTION AND FINANCING

The Company markets its recreation vehicles on a wholesale basis to a broadly diversified dealer organization located throughout the United States and, to a limited extent, in Canada. Foreign sales, including Canada, were less than five percent of net revenues in fiscal 1998. As of August 29, 1998 and August 30, 1997, the motor home dealer organization in the United States and Canada included approximately 350 and 340 dealers, respectively. During fiscal 1998, 13 dealers accounted for approximately 25 percent of motor home unit sales, and only one dealer accounted for more than four percent (4.4%) of motor home unit sales.

Winnebago Industries Europe GmbH, a wholly owned subsidiary, was sold in August 1997 (See Note 16, "Business Segment Information," in the Company's Annual Report to Shareholders for the year ended August 29, 1998). All international sales (except Canada) are now handled by five distributors who market the Company's recreation vehicles within eight foreign countries.

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

At August 29, 1998, the Company had a staff of 33 people engaged in field sales and service to the motor home dealer organization.

The Company advertises and promotes its products through national RV magazines and cable TV networks and on a local basis through trade shows, television, radio and newspapers, primarily in connection with area dealers.

Substantially all sales of recreation vehicles to dealers are made on cash terms. Most dealers are financed on a "floor plan" basis under which a bank or finance company lends the dealer all, or substantially all, of the purchase price, collateralized by a lien upon, or title to, the merchandise purchased. Upon request of a lending institution financing a dealer's purchases of the Company's products, and after completion of a credit investigation of the dealer involved, the Company will execute a repurchase agreement. These agreements provide that, in the event of default by the dealer on the dealer's agreement to pay the lending institution, the Company will repurchase the financed merchandise. The agreements provide that the Company's liability will not exceed 100 percent of the invoice price and provide for periodic liability reductions based on the time since the date of the invoice. The Company's contingent liability on all repurchase agreements was approximately $132,540,000 and $115,637,000 at August 29, 1998 and August 30, 1997, respectively. Included in these contingent liabilities are approximately $18,623,000 and $24,868,000, respectively, of certain dealer receivables subject to recourse (See Note 10, "Contingent Liabilities and Commitments" in the Company's Annual Report to Shareholders for the year ended August 29, 1998). The Company's contingent liability under repurchase agreements varies significantly from time to time, depending upon seasonal shipments, competition, dealer organization, gasoline supply and availability of bank financing.

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

The Company is a leading manufacturer of motor homes. For the 12 months ended August 31, 1998, Recreation Vehicle Industry Association (RVIA) reported factory shipments of 41,200 Class A motor homes, 3,600 Class B motor homes and 15,600 Class C motor homes. Unit sales of such products by the Company for the last five fiscal years are shown on page 2 of this report. The Company has numerous competitors and potential competitors in this industry. The five largest manufacturers represented approximately 71 percent of the Class A motor home and Class C motor home market for the 12 months ended August 31, 1998, including the Company's sales, which represented 16 percent of the market. As the Company does not manufacture Class B motor homes but only completes a conversion package on these units, the Class B motor home comparison is not included in this report. The Company is not a significant factor in the markets for its other recreation vehicle products and its non-recreation vehicle products and services.

REGULATION, TRADEMARKS AND PATENTS

The Company is subject to a variety of federal, state and local regulations, including the National Traffic and Motor Vehicle Safety Act, under which the National Highway Traffic Safety Administration may require manufacturers to recall recreational vehicles that contain safety-related defects, and numerous state consumer protection laws and regulations relating to the operation of motor vehicles, including so-called "Lemon Laws." The Company is subject to regulations promulgated by the Occupational Safety and Health Administration
(OSHA). The Company's facilities are periodically inspected by federal or state agencies, such as OSHA, concerned with workplace health and safety. The Company believes that its products and facilities comply in all material respects with the applicable vehicle safety, consumer protection, RVIA and OSHA regulations and standards. Amendments to any of these regulations and the implementation of new regulations, however, could significantly increase the cost of manufacturing, purchasing, operating or selling the Company's products and could have a material adverse effect on the Company's results of operations. The failure of the Company to comply with present or future regulations could result in fines being imposed on the Company, potential civil and criminal liability, suspension of sales or production, or cessation of operations. In addition, a major product recall could have a material adverse effect on the Company's results of operations.

The Company's operations are subject to a variety of federal and state environmental regulations relating to the use, generation, storage, treatment, emission and disposal of hazardous materials and wastes and noise pollution. Although the Company believes that it is currently in material compliance with applicable environmental regulations, the failure of the Company to comply with present or future regulations could result in fines being imposed on the Company, potential civil and criminal liability, suspension of production or operations, alterations to the manufacturing process, or costly cleanup or capital expenditures.

The Company has several registered trademarks, including Winnebago, Itasca, Minnie Winnie, Brave, Chieftain, Sunrise, Adventurer, Spirit, Sunflyer, Suncruiser, Sundancer, Vectra Grand Tour, Luxor, Rialta and Minnie.

RESEARCH AND DEVELOPMENT

During fiscal 1998, 1997 and 1996, the Company spent approximately $1,128,000, $1,695,000 and $801,000, respectively, on research and development activities. These activities involved the equivalent of 16, 24 and 12 full-time employees during fiscal 1998, 1997 and 1996, respectively.

HUMAN RESOURCES

As of September 1, 1998, 1997 and 1996, the Company employed approximately 3,010, 2,830 and 3,150 persons, respectively. Of these, approximately 2,410, 2,270 and 2,250 persons, respectively, were engaged in manufacturing and shipping functions. None of the Company's employees are covered under a collective bargaining agreement.

ITEM 2. Properties

The Company's manufacturing, maintenance and service operations are conducted in multi-building complexes owned by the Company, containing an aggregate of approximately 1,452,000 square feet in Forest City, Iowa. The Company also owns 698,000 square feet of warehouse facilities located in Forest City. The Company leases approximately 235,000 square feet of its unoccupied manufacturing facilities in Forest City to others. The Company also owns a manufacturing facility (74,000 square feet) in Hampton, Iowa. The Company leases a storage facility (25,000 square feet) in Hampton, Iowa and a manufacturing facility (17,200 square feet) in Lorimor, Iowa. Subsequent to fiscal year end, the Company purchased a 50,000 square foot manufacturing facility and entered into an agreement to lease a 10,000 square foot manufacturing facility both in Charles City, Iowa. Leases on the above leased facilities expire at various dates, the earliest of which is January 1, 1999. The Company's facilities in Forest City are located on approximately 780 acres of land, all owned by the Company.

Most of the Company's buildings are of steel or steel and concrete construction and are protected from fire with high-pressure sprinkler systems, dust collector systems, automatic fire doors and alarm systems. The Company believes that its facilities and equipment are well maintained, in excellent condition, suitable for the purposes for which they are intended and adequate to meet the Company's needs for the foreseeable future.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Executive Officers of the Registrant

         NAME                           OFFICE (YEAR FIRST ELECTED AN OFFICER)               AGE
---------------------   -------------------------------------------------------------------  ---
Bruce D. Hertzke +      Chairman of the Board, Chief Executive Officer and President (1989)  47
Edwin F. Barker         Vice President, Chief Financial Officer (1980)                       51
Raymond M. Beebe        Vice President, General Counsel & Secretary (1974)                   56
Ronald D. Buckmeier     Vice President, Product Development (1997)                           51
Brian J. Hrubes         Controller (1996)                                                    47
James P. Jaskoviak      Vice President, Sales and Marketing (1994)                           46
Robert J. Olson         Vice President, Manufacturing (1996)                                 47
Joseph L. Soczek, Jr.   Treasurer (1996)                                                     55

     +  Director

Officers are elected annually by the Board of Directors. All of the foregoing officers have been employed by the Company as officers or in other responsible positions for at least the last five years.

                                     PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

Reference is made to information concerning the market for the Company's common stock, cash dividends and related stockholder matters on page 36 of the Company's Annual Report to Shareholders for the year ended August 29, 1998, which information is incorporated by reference herein. On October 15, 1998, the Board of Directors declared a cash dividend of $.10 per common share payable January 11, 1999 to shareholders of record on December 11, 1998. The Company paid dividends of $.20 per common share during fiscal years 1998 and 1997.

ITEM 6. Selected Financial Data

Reference is made to the information included under the caption "Selected Financial Data" on page 1 of the Company's Annual Report to Shareholders for the year ended August 29, 1998, which information is incorporated by reference herein.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 17 of the Company's Annual Report to Shareholders for the year ended August 29, 1998, which information is incorporated by reference herein.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

ITEM 8. Financial Statements and Supplementary Data

The consolidated financial statements of the Company which appear on pages 18 through 33 and the report of the independent accountants which appears on page 34, and the supplementary data under "Interim Financial Information (Unaudited)" on page 35 of the Company's Annual Report to Shareholders for the year ended August 29, 1998, are incorporated by reference herein.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

Reference is made to the table entitled Executive Officers of the Registrant in Part One of this report and to the information included under the caption "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held January 20, 1999, which information is incorporated by reference herein.

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers and directors and persons who beneficially own more than 10 percent of the Company's common stock (collectively "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and the New York Stock Exchange. Reporting Persons are required by the SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received or written representations from certain Reporting Persons that no Forms 5 were required for those persons, the Company believes that, during fiscal year 1998, all the Reporting Persons complied with all applicable filing requirements, except that Mr. Jerry N. Currie, a director of the Company, inadvertently omitted to file a Form 4 reporting the March, 1998 exercise of options to purchase 1,500 shares of Common Stock. Mr. Frederick M. Zimmerman, a director of the Company, inadvertently omitted to file a Form 4 for fiscal 1994 reporting the purchase of 100 shares of Common Stock.

ITEM 11. Executive Compensation

Reference is made to the information included under the caption "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held January 20, 1999, which information is incorporated by reference herein.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Reference is made to the share ownership information included under the caption "Voting Securities and Principal Holders Thereof" in the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held January 20, 1999, which information is incorporated by reference herein.

ITEM 13. Certain Relationships and Related Transactions

Reference is made to the information included under the caption "Certain Transactions with Management" in the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held January 20, 1999, which information is incorporated by reference herein.

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

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WINNEBAGO INDUSTRIES, INC.


                                         By /s/ Bruce D. Hertzke
                                            ------------------------------------
                                         Chairman of the Board

Date: November 23, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on, November 23, 1998, by the following persons on behalf of the Registrant and in the capacities indicated.



             SIGNATURE                                  CAPACITY
             ---------                                  --------

                                         Chairman of the Board, Chief Executive
/s/ Bruce D. Hertzke                     Officer, President and Director
---------------------------------            (Principal Executive Officer)
Bruce D. Hertzke


/s/ Edwin F. Barker                      Vice President, Chief Financial Officer
---------------------------------            (Principal Financial Officer)
Edwin F. Barker


/s/ Gerald E. Boman                      Director
---------------------------------
Gerald E. Boman


/s/ Jerry N. Currie                      Director
---------------------------------
Jerry N. Currie


/s/ Fred G. Dohrmann                     Director
---------------------------------
Fred G. Dohrmann


/s/ John V. Hanson                       Director
---------------------------------
John V. Hanson


/s/ Gerald C. Kitch                      Director
---------------------------------
Gerald C. Kitch


/s/ Richard C. Scott                     Director
---------------------------------
Richard C. Scott


/s/ Joseph M. Shuster                    Director
---------------------------------
Joseph M. Shuster


/s/ Frederick M. Zimmerman               Director
---------------------------------
Frederick M. Zimmerman


/s/ Francis L. Zrostlik                  Director
---------------------------------
Francis L. Zrostlik

                                         Controller
/s/ Brian J. Hrubes                          (Principal Accounting Officer)
---------------------------------
Brian J. Hrubes

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES                             *PAGE
-------------------------------------------                             -----

Independent Auditors' Report                                              34
Consolidated Balance Sheets                                            18 - 19
Consolidated Statements of Earnings                                       20
Consolidated Statements of Cash Flows                                     21
Consolidated Statements of Changes in Stockholders' Equity                22
Notes to Consolidated Financial Statements                             23 - 33



* Refers to respective pages in the Company's 1998 Annual Report to Shareholders, a copy of which is attached hereto, which pages are incorporated herein by reference.

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Winnebago Industries, Inc.
Forest City, Iowa


We have audited the consolidated financial statements of Winnebago Industries, Inc. and subsidiaries (the Company) as of August 29, 1998 and August 30, 1997 and for each of the three years in the period ended August 29, 1998 and have issued our report thereon dated October 21, 1998. Such consolidated financial statements and report are included in your fiscal 1998 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Winnebago Industries, Inc. and subsidiaries, as listed in Item 14(a)2. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ Deloitte & Touche LLP
-----------------------------
Deloitte & Touche LLP
Minneapolis, Minnesota
October 21, 1998

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

=================================================================================================================================

                                                                      (Dollars in thousands)
                                  -----------------------------------------------------------------------------------------------
              COLUMN                  COLUMN                     COLUMN                  COLUMN        COLUMN          COLUMN
                A                        B                          C                       D             E               F
--------------------------------  --------------  ---------------------------------  -------------  ------------  ---------------
                                                               ADDITIONS
                                                              (REDUCTIONS)
                                    BALANCE AT
                                   BEGINNING OF    CHARGED TO COST     BAD DEBTS      DEDUCTIONS                   BALANCE AT END
    PERIOD AND DESCRIPTION            PERIOD        AND EXPENSES      RECOVERIES      CHARGE-OFFS       OTHER*        OF PERIOD
--------------------------------  --------------  -----------------  --------------  -------------  ------------  ---------------
Year Ended August 29, 1998:
     Allowance for doubtful
          accounts receivable       $  1,429          $    367         $  - - -         $   214       $  - - -        $ 1,582
     Allowance for doubtful
         dealer receivables              155               (6)            - - -              71          - - -             78
     Allowance for excess and
          obsolete inventory             814             1,443            - - -           1,554          - - -            703
     Allowance for doubtful
          notes receivable             1,465             (492)            - - -           - - -          - - -            973


Year Ended August 30, 1997:
     Allowance for doubtful
          accounts receivable            702               730                1               4          - - -          1,429
     Allowance for doubtful
          dealer receivables             197             (160)              118           - - -          - - -            155
     Allowance for excess and
          obsolete inventory             569             1,319            - - -           1,074          - - -            814
     Allowance for doubtful
          notes receivable               797               668            - - -           - - -          - - -          1,465


Year Ended August 31, 1996:
     Allowance for doubtful
          accounts receivable          1,128               359            - - -             329          (456)            702
     Allowance for doubtful
          dealer receivables             255              (70)               29              17          - - -            197
     Allowance for excess and
          obsolete inventory             669             1,301            - - -           1,401          - - -            569
     Allowance for doubtful
          notes receivable               950             (324)            - - -             285            456            797

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

10h. Winnebago Industries, Inc. Directors' Deferred Compensation Plan previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 30, 1997 (Commission File Number 1-6403) and incorporated by reference herein.

10i. Winnebago Industries, Inc. 1997 Stock Option Plan previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 30, 1997 (Commission File Number 1-6403) and incorporated by reference herein.

10j.    Winnebago Industries, Inc. Executive Share Option Plan.

13. Winnebago Industries, Inc. Annual Report to Shareholders for the year ended August 29, 1998.

21.     List of Subsidiaries.

23.     Consent of Independent Auditors.

27.     Financial Data Schedule.