Form 10-Q
period 1998-11-28
WINNEBAGO INDUSTRIES INC
filed 1999-01-08
CIK 107687

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 November 28, 1998
                               ------------------------------------------------

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

There were 22,148,798 shares of $.50 par value common stock outstanding on January 7, 1999.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES

                          INDEX TO REPORT ON FORM 10-Q

                                                                             Page Number
                                                                             -----------
PART I.  FINANCIAL INFORMATION:

         Consolidated Balance Sheets (Interim period information unaudited)    1 & 2

         Unaudited Consolidated Statements of Earnings                           3

         Unaudited Consolidated Statements of Cash Flows                         4

         Unaudited Condensed Notes to Consolidated Financial Statements        5 & 6

         Management's Discussion and Analysis of Financial Condition and       7 - 9
          Results of Operations

PART II. OTHER INFORMATION                                                    10 - 12


Part I Financial Information
Item 1.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


Dollars in thousands
                                                         NOVEMBER 28,    AUGUST 29,
                         ASSETS                              1998           1998
-----------------------------------------------------    -----------    -----------
                                                         (Unaudited)
CURRENT ASSETS
Cash and cash equivalents                                $    33,940    $    53,859
Receivables, less allowance for doubtful
   accounts ($1,263 and $1,582, respectively)                 26,491         22,025
Dealer financing receivables less allowance
   for doubtful accounts ($159 and $78, respectively)         25,680         12,782
Inventories                                                   56,920         55,433
Prepaid expenses                                               3,981          3,516
Deferred income taxes                                          6,906          6,906
                                                         -----------    -----------

     Total current assets                                    153,918        154,521
                                                         -----------    -----------

PROPERTY AND EQUIPMENT, at cost
Land                                                           1,158          1,158
Buildings                                                     39,187         38,779
Machinery and equipment                                       70,205         69,095
Transportation equipment                                       5,096          5,047
                                                         -----------    -----------
                                                             115,646        114,079
     Less accumulated depreciation                            82,295         81,167
                                                         -----------    -----------

     Total property and equipment, net                        33,351         32,912
                                                         -----------    -----------

LONG-TERM NOTES RECEIVABLE, less allowances
    ($1,344 and $973, respectively)                            4,958          5,396
                                                         -----------    -----------

INVESTMENT IN LIFE INSURANCE                                  22,160         21,226
                                                         -----------    -----------

DEFERRED INCOME TAXES, NET                                    16,309         16,071
                                                         -----------    -----------

OTHER ASSETS                                                     471            486
                                                         -----------    -----------

TOTAL ASSETS                                             $   231,167    $   230,612
                                                         ===========    ===========

See Unaudited Condensed Notes to Consolidated Financial Statements

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


Dollars in thousands
                                                           NOVEMBER 28,    AUGUST 29,
LIABILITIES AND STOCKHOLDERS' EQUITY                           1998           1998
-------------------------------------------------------    -----------    -----------
                                                           (Unaudited)
CURRENT LIABILITIES
Accounts payable, trade                                    $    17,058    $    24,461
Income tax payable                                              16,497         12,623
Accrued expenses:
     Insurance                                                   3,872          3,566
     Product warranties                                          5,487          5,260
     Vacation liability                                          3,675          3,343
     Promotional                                                 3,133          2,236
     Other                                                       9,949         11,113
                                                           -----------    -----------

        Total current liabilities                               59,671         62,602
                                                           -----------    -----------

POSTRETIREMENT HEALTH CARE AND DEFERRED
   COMPENSATION BENEFITS                                        53,194         51,487
                                                           -----------    -----------

STOCKHOLDERS' EQUITY
Capital stock, common, par value $.50; authorized
   60,000,000 shares:  issued 25,871,000 and 25,865,000
   shares, respectively                                         12,935         12,932
Additional paid-in capital                                      22,563         22,507
Reinvested earnings                                            121,307        111,665
                                                           -----------    -----------
                                                               156,805        147,104
Less treasury stock, at cost                                    38,503         30,581
                                                           -----------    -----------

Total stockholders' equity                                     118,302        116,523
                                                           -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $   231,167    $   230,612
                                                           ===========    ===========

See Unaudited Condensed Notes to Consolidated Financial Statements

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
================================================================================


In thousands, except per share data
                                                           THIRTEEN WEEKS ENDED
                                                        NOVEMBER 28,   NOVEMBER 29,
                                                            1998           1997
                                                        -----------    -----------
Net revenues                                            $   157,664    $   125,896
Cost of goods sold                                          132,788        107,473
                                                        -----------    -----------
     Gross profit                                            24,876         18,423
                                                        -----------    -----------

Operating expenses:
     Selling and delivery                                     5,102          5,729
     General and administrative                               5,694          5,266
                                                        -----------    -----------
     Total operating expenses                                10,796         10,995
                                                        -----------    -----------

Operating income                                             14,080          7,428

Financial income                                                581            613
                                                        -----------    -----------

Pre-tax income                                               14,661          8,041

Provision for taxes                                           5,012          2,703
                                                        -----------    -----------

Net income                                              $     9,649    $     5,338
                                                        ===========    ===========

Earnings per common share (Note 7):
     Basic                                              $       .43    $       .21
     Diluted                                                    .43            .21

Weighted average common shares outstanding (Note 7):
     Basic                                                   22,224         25,481
     Diluted                                                 22,458         25,612


See Unaudited Condensed Notes to Consolidated Financial Statements.

================================================================================

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


Dollars in thousands
                                                                         THIRTEEN WEEKS ENDED
                                                                     NOVEMBER 28,    NOVEMBER 29,
                                                                        1998             1997
                                                                     -----------     -----------
Cash flows from operating activities:
  Net income                                                         $     9,649     $     5,338
Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation and amortization                                            1,353           1,369
  Other                                                                      274              60
Change in assets and liabilities:
  (Increase) decrease in receivable and other assets                      (5,192)          7,987
  (Increase) decrease in inventories                                      (1,487)            255
  (Decease) increase in accounts payable and accrued expenses             (6,805)          1,925
  Increase in income taxes payable                                         3,874          14,203
  Increase in postretirement benefits                                      1,257             915
  Other                                                                     (238)             --
                                                                     -----------     -----------
Net cash provided by operating activities                                  2,685          32,052
                                                                     -----------     -----------

Cash flows provided (used) by investing activities:
  Investments in marketable securities                                        --            (813)
  Purchases of property and equipment                                     (1,969)           (687)
  Investments in dealer receivables                                      (25,432)        (13,899)
  Collections of dealer receivables                                       12,453           9,096
  Other                                                                      214            (258)
                                                                     -----------     -----------
Net cash used by investing activities                                    (14,734)         (6,561)
                                                                     -----------     -----------

Cash flows used by financing activities and capital transactions:
  Payments for purchase of common stock                                   (8,141)             --
  Payments of long-term debt                                                  --            (695)
  Payment of cash dividends                                                   (7)             --
  Other                                                                      278              46
                                                                     -----------     -----------
Net cash used by financing activities and
   capital transactions                                                   (7,870)           (649)
                                                                     -----------     -----------
Net (decrease) increase in cash and cash equivalents                     (19,919)         24,842

Cash and cash equivalents - beginning of period                           53,859          32,130
                                                                     -----------     -----------

Cash and cash equivalents - end of period                            $    33,940     $    56,972
                                                                     ===========     ===========

See Unaudited Condensed Notes to Consolidated Financial Statements.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
         UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of November 28, 1998, the consolidated results of operations for the 13 weeks ended November 28, 1998 and November 29, 1997, and the consolidated cash flows for the 13 weeks ended November 28, 1998 and November 29, 1997. The results of operations for the 13 weeks ended November 28, 1998, are not necessarily indicative of the results to be expected for the full year.

2. Inventories are valued at the lower of cost or market, with cost being determined under the last-in, first-out (LIFO) method and market defined as net realizable value.

      Inventories are composed of the following (dollars in thousands):

                                         November 28,    August 29,
                                             1998           1998
                                         -----------    -----------

               Finished goods .......    $    22,325    $    24,147
               Work in process ......         16,746         15,328
               Raw materials ........         35,588         33,384
                                         -----------    -----------
                                              74,659         72,859
               LIFO reserve .........         17,739         17,426
                                         -----------    -----------
                                         $    56,920    $    55,433
                                         ===========    ===========

3. Since March, 1992, the Company has had a financing and security agreement with NationsBank Specialty Lending Unit. Terms of the agreement limit borrowings to the lesser of $30,000,000 or 75 percent of eligible inventory (fully manufactured recreation vehicles and motor home chassis and related components). Borrowings are secured by the Company's receivables and inventory. Borrowings under the agreement bear interest at the prime rate, as defined in the agreement, plus 50 basis points. The line of credit is available and continues for successive one-year periods unless either party provides at least 90-days' notice prior to the end of the one-year period to the other party that they wish to terminate the line of credit. The agreement also contains certain restrictive covenants, including maintenance of minimum net worth, working capital and current ratio. As of November 28, 1998, the Company was in compliance with these covenants. There were no outstanding borrowings under the line of credit at November 28, 1998 or August 29, 1998.

4. It is customary practice for companies in the recreation vehicle industry to enter into repurchase agreements with lending institutions which have provided wholesale floor plan financing to dealers. The Company's agreements provide for the repurchase of its products from the financing institution in the event of repossession upon a dealer's default. The Company was contingently liable for approximately $159,772,000 and $132,540,000 under repurchase agreements with lending institutions as of November 28, 1998 and August 29, 1998, respectively. Included in these contingent liabilities as of November 28, 1998 and August 29, 1998 are approximately $10,841,000 and $18,623,000, respectively, of certain dealer receivables subject to recourse agreements with NationsBank and Green Tree Financial Corporation.

5. For the periods indicated, the Company paid cash for the following (dollars in thousands):

                                  Thirteen Weeks Ended
                              ----------------------------
                              November 28,    November 29,
                                  1998            1997
                              ------------    ------------
               Income taxes     $  1,375        $    20
               Interest               61            118

6. On September 28, 1998, the Company completed the $36,500,000 repurchase of outstanding shares of its common stock authorized by the Board of Directors on December 29, 1997. Under this repurchase program, 3,612,660 shares were repurchased for an aggregate consideration of $36,499,018.

7. The following table reflects the calculation of basic and diluted earnings per share for the 13 weeks ended November 28, 1998 and November 29, 1997.

                                                        Thirteen Weeks Ended
                                                    ----------------------------
                                                    November 28,    November 29,
        In thousands, except per share data             1998            1997
                                                    ------------    ------------

        Net income per share - basic:
          Net income                                 $     9,649    $     5,338
                                                     -----------    -----------
          Weighted average shares outstanding             22,224         25,481
                                                     -----------    -----------
          Net income per share - basic               $       .43    $       .21
                                                     -----------    -----------

        Net income per share - assuming dilution:
          Net income                                 $     9,649    $     5,338
                                                     -----------    -----------
          Weighted average shares outstanding             22,224         25,481
          Dilutive impact of options outstanding             234            131
                                                     -----------    -----------
          Weighted average shares & potential
            dilutive shares outstanding                   22,458         25,612
                                                     -----------    -----------
          Net income per share - assuming dilution   $       .43    $       .21
                                                     -----------    -----------

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Thirteen Weeks Ended November 28, 1998 Compared to Thirteen Weeks Ended November 29, 1997

Net revenues for the 13 weeks ended November 28, 1998 were $157,664,000 an increase of $31,768,000, or 25.2 percent from the 13 week period ended November 29, 1997. Motor home shipments (Class A and C) were 2,466 units, an increase of 404 units, or 19.6 percent, during the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998. Favorable interest rates, low fuel prices, high consumer confidence levels and an aging baby boom population have stimulated upward momentum for the Company as well as the recreation vehicle market in general. Management believes that the Company's long-term prospects remain bright. As of December 18, 1998, the Company's order backlog of Class A and Class C motor homes was approximately 3,100 orders compared to approximately 1,500 orders at the same time last year. The Company includes in its backlog all accepted purchase orders from dealers shippable within the next six months. Orders in backlog can be canceled at the option of the purchaser at any time without penalty and, therefore, backlog may not necessarily be a measure of future sales.

Gross profit, as a percent of net revenues, was 15.8 percent for the 13 weeks ended November 28, 1998 compared to 14.6 percent for the 13 weeks ended November 29, 1997. The Company's increased volume of production and sales of motor homes resulted in the improved margins.

Selling and delivery expenses were $5,102,000 or 3.2 percent of net revenues during the first quarter of fiscal 1999 compared to $5,729,000 or 4.6 percent of net revenues during the first quarter of fiscal 1998. The decreases in dollars and percentage can be attributed primarily to decreases, during the 13 weeks ended November 28, 1998, in promotional programs and a decrease in the reserve for losses on certain dealer receivables subject to full recourse to the Company. Increased sales volume, during the first quarter of fiscal 1999, also contributed to the decrease in percentage.

General and administrative expenses increased by $428,000 to $5,694,000 comparing the 13 weeks ended November 28, 1998 to the 13 weeks ended November 29, 1997 but decreased as a percentage of net revenues to 3.6 percent from 4.2 percent. Increases in the Company's employee incentive programs and in legal reserves during the first quarter of fiscal 1999 primarily contributed to the dollar increase in general and administrative expenses when comparing the two fiscal quarters. Partially offsetting these increases was a decrease in reserves for product liability costs during the first quarter of fiscal 1999.
Increased sales volume, during the first quarter of fiscal 1999, contributed to the decrease in percentage.

The Company had net financial income of $581,000 for the first quarter of fiscal 1999 compared to net financial income of $613,000 for the comparable quarter of fiscal 1998. During the 13 weeks ended November 28, 1998, the Company recorded $651,000 of net interest income and losses of $70,000 in foreign currency transactions. During the 13 weeks ended November 29, 1997, the Company recorded $660,000 of net interest income and losses of $47,000 in foreign currency transactions.

For the first quarter of fiscal 1999 ended November 28, 1998, the Company had net income of $9,649,000, or $.43 per diluted share, compared to the first quarter of fiscal 1998 ended November 29, 1997's net income of $5,338,000, or $.21 per diluted share. Net income increased by 80.8 percent when comparing the first quarter of fiscal 1999 to fiscal 1998 but increased by 104.8 percent on a per diluted share basis when comparing the two quarters due to fewer shares of the Company's common stock being outstanding at November 28, 1998. See Note 6.

LIQUIDITY AND FINANCIAL CONDITION

The Company meets its working capital requirements, capital equipment requirements and cash requirements of subsidiaries with funds generated internally.

At November 28, 1998, working capital was $94,247,000, an increase of $2,328,000 from the amount at August 29, 1998. The Company's principal uses of cash during the 13 weeks ended November 28, 1998 were $25,432,000 of dealer receivable investments and $8,141,000 for the purchase of shares of the Company's Common Stock. The Company's principal source of cash during the 13 weeks ended November 28, 1998 was the collection of $12,453,000 in dealer receivables. The Company's sources and uses of cash during the 13 weeks ended November 28, 1998 are set forth in the unaudited consolidated statement of cash flows for that period.

Principal known demands at November 28, 1998 on the Company's liquid assets for the remainder of fiscal 1999 include approximately $7,625,000 of capital expenditures (primarily equipment replacement) and payments of cash dividends.

Management currently expects its cash on hand and funds from operations to be sufficient to cover both short-term and long-term operating requirements.

ACCOUNTING CHANGES

Comprehensive Income

Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" was issued in June 1997 and has been adopted by the Company at the beginning of fiscal 1999. The statement requires companies to disclose comprehensive income and its components in their financial statements. This statement has no material impact on the Company's financials.

Segment Disclosures

SFAS No. 131, "Disclosures about Segments of and Enterprise and Related Information" was issued in June 1997 and must be adopted by the Company in the fourth quarter of fiscal 1999. The statement establishes standards which redefine how operating segments are determined and requires public companies to report financial and descriptive information about reportable operating segments.

Pension and Other Postretirement Benefits Disclosure

SFAS No. 132, "Employer's Disclosure About Pensions and Other Postretirement Benefits" was issued in February 1998 and must be adopted by the Company in the fourth quarter of fiscal 1999. The statement revises employer's disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans.

Accounting for Derivative Instruments and Hedging Activities

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 and must be adopted by the Company no later than fiscal 2000. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value.

The Company has not completed the process of evaluating the effects of SFAS No. 131, SFAS No. 132 or SFAS No. 133. Since all these pronouncements, except for SFAS No. 133, relate primarily to changes in disclosure requirements, the Company does not believe the new requirements will significantly affect its financial condition or operating results.

FORWARD LOOKING INFORMATION

Except for the historical information contained herein, certain of the matters discussed in this report are "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties, including, but not limited to demand from customers, effects of competition, the general state of the economy, interest rates, consumer confidence, changes in the product or customer mix or revenues and in the level of operating expenses and other factors which may be disclosed throughout this Form 10-Q. Any forecasts and projections in this report are "forward looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including the aforementioned risk factors, actual results could differ materially.

YEAR 2000 (Y2K) COMPLIANCE

The Company has conducted a comprehensive review of its computer systems that could be affected by the "Year 2000" issue and began an implementation plan in 1996 to resolve this issue. The Company decided to make corrections for compliance by programming rather than through file conversion. The program corrections were completed in May 1998. All programs are being tested individually and in the systems test mode. The testing is scheduled for completion in early calendar 1999 and is on schedule.

The Company's Plant Engineering and Maintenance Department was charged with the assessment and remediation of any Y2K problems in plant production equipment and in any building infrastructure equipment. Each machine will be checked individually and steps taken at that time to update for Y2K compliance. The completion of this project is scheduled for July 1999 and is on schedule.

The Company's Purchasing and Information Systems Departments have contacted all of the Company's major suppliers to determine their readiness for their compliance with the Y2K issue. The responses have been recorded and the Purchasing Department will personally contact any major supplier that has reported they may have a problem with being Y2K compliant by the start of the calendar year 2000.

The total cost associated with the modifications required to be Y2K compliant are not expected to exceed $300,000 of which approximately $260,000 has been expensed ($10,000 in fiscal 1999). Any remaining costs incurred by the Company for the Y2K project will be absorbed in existing budgets.

The failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's operations. The Company's Y2K project is expected to significantly reduce its level of uncertainty about the Y2K problem and in particular, about the Y2K compliance and readiness of its material external agents.

At this time, the Company believes it has addressed all Y2K issues that may arise, therefore, no contingency plan has been developed. If during the Company's in-house testing or if information is received from an outside source that they would be unable to be Y2K compliant, the Company will then develop an appropriate contingency plan to address Y2K problems that may arise.

Readers are cautioned that forward-looking statements contained in the Y2K update should be read in conjunction with the Company's disclosures under the heading: "FORWARD LOOKING INFORMATION."

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Part II

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


                                                WINNEBAGO INDUSTRIES, INC.
                                        ----------------------------------------
                                                      (Registrant)



Date       January 7, 1999              /s/ Bruce D. Hertzke
      -------------------------         ----------------------------------------
                                        Bruce D. Hertzke
                                        Chairman of the Board, Chief Executive
                                        Officer, and President
                                              (Principal Executive Officer)



Date       January 7, 1999              /s/ Edwin F. Barker
      -------------------------         ----------------------------------------
                                        Edwin F. Barker
                                        Vice President - Chief Financial Officer
                                              (Principal Financial Officer)

                                  EXHIBIT INDEX


10f.     Winnebago Industries, Inc. Officers Incentive Compensation Plan.