Form 10-Q
period 1999-02-27
WINNEBAGO INDUSTRIES INC
filed 1999-05-04
CIK 107687

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


(Mark One)

----
  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----    EXCHANGE ACT OF 1934

For the quarterly period ended                February 27, 1999
                               -------------------------------------------------

                                       OR

---
--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________________

Commission file number  1-6403
                       --------

                           WINNEBAGO INDUSTRIES, INC.

             (Exact name of registrant as specified in its charter)

          IOWA                                                    42-0803978
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

P. O. Box 152, Forest City, Iowa                                  50436
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (515) 582-3535

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes __X__ No _____.

There were 22,189,005 shares of $.50 par value common stock outstanding on April 5, 1999.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES

                          INDEX TO REPORT ON FORM 10-Q


                                                                                                       Page Number
                                                                                                       -----------
 PART I.        FINANCIAL INFORMATION:

                Consolidated Balance Sheets (Interim period information unaudited)                        1 & 2

                Unaudited Consolidated Statements of Earnings                                               3

                Unaudited Consolidated Statements of Cash Flows                                             4

                Unaudited Condensed Notes to Consolidated Financial Statements                            5 & 6

                Management's Discussion and Analysis of Financial Condition and Results                   7 - 10
                   of Operations

 PART II.       OTHER INFORMATION                                                                        11 - 13

Part I Financial Information
Item 1.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


Dollars in thousands

                                                        FEBRUARY 27,  AUGUST 29,
                    ASSETS                                 1999         1998
-----------------------------------------------------   -----------   ----------
                                                        (Unaudited)

CURRENT ASSETS
Cash and cash equivalents                                $ 35,689       $ 53,859
Receivables, less allowance for doubtful
   accounts ($1,298 and $1,582, respectively)              29,895         22,025
Dealer financing receivables, less allowance
   for doubtful accounts ($182 and $78, respectively)      29,490         12,782
Inventories                                                59,856         55,433
Prepaid expenses                                           14,414          3,516
Deferred income taxes                                       6,906          6,906
                                                         --------       --------

     Total current assets                                 176,250        154,521
                                                         --------       --------

PROPERTY AND EQUIPMENT, at cost
Land                                                        1,158          1,158
Buildings                                                  40,234         38,779
Machinery and equipment                                    73,137         69,095
Transportation equipment                                    5,101          5,047
                                                         --------       --------
                                                          119,630        114,079
     Less accumulated depreciation                         83,486         81,167
                                                         --------       --------

     Total property and equipment, net                     36,144         32,912
                                                         --------       --------

LONG-TERM NOTES RECEIVABLE, less allowances
    ($240 and $973, respectively)                           1,923          5,396
                                                         --------       --------

INVESTMENT IN LIFE INSURANCE                               22,834         21,226
                                                         --------       --------

DEFERRED INCOME TAXES, NET                                 16,309         16,071
                                                         --------       --------

OTHER ASSETS                                                  365            486
                                                         --------       --------

TOTAL ASSETS                                             $253,825       $230,612
                                                         ========       ========

See Unaudited Condensed Notes to Consolidated Financial Statements

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


Dollars in thousands

                                                          FEBRUARY 27,    AUGUST 29,
LIABILITIES AND STOCKHOLDERS' EQUITY                         1999           1998
--------------------------------------------------------  ------------    ----------
                                                          (Unaudited)

CURRENT LIABILITIES
Accounts payable, trade                                     $ 24,067       $ 24,461
Income tax payable                                            21,694         12,623
Accrued expenses:
     Insurance                                                 3,473          3,566
     Product warranties                                        5,753          5,260
     Vacation liability                                        3,608          3,343
     Promotional                                               4,547          2,236
     Other                                                    10,599         11,113
                                                            --------       --------

        Total current liabilities                             73,741         62,602
                                                            --------       --------

POSTRETIREMENT HEALTH CARE AND DEFERRED
   COMPENSATION BENEFITS                                      54,338         51,487
                                                            --------       --------

STOCKHOLDERS' EQUITY
Capital stock, common, par value $.50; authorized
   60,000,000 shares:  issued 25,871,000 and 25,865,000       12,935         12,932
   shares, respectively
Additional paid-in capital                                    22,364         22,507
Reinvested earnings                                          129,047        111,665
                                                            --------       --------
                                                             164,346        147,104
Less treasury stock, at cost                                  38,600         30,581
                                                            --------       --------

Total stockholders' equity                                   125,746        116,523
                                                            --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $253,825       $230,612
                                                            ========       ========


See Unaudited Condensed Notes to Consolidated Financial Statements

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
================================================================================

IN THOUSANDS EXCEPT PER SHARE DATA


                                                          THIRTEEN WEEKS ENDED              TWENTY-SIX WEEKS ENDED
                                                      -----------------------------      -----------------------------
                                                      February 27,     February 28,      February 27,     February 28,
                                                         1999              1998             1999             1998
                                                      ------------     ------------      -------------    ------------

Net revenues                                            $154,132         $118,709          $311,796         $244,605
Cost of goods sold                                       129,763          104,354           262,551          211,827
                                                        --------         --------          --------         --------
     Gross profit                                         24,369           14,355            49,245           32,778
                                                        --------         --------          --------         --------

Operating expenses:
     Selling and delivery                                  5,494            4,190            10,596            9,919
     General and administrative                            4,289            4,446             9,983            9,712
                                                        --------         --------          --------         --------
     Total operating expenses                              9,783            8,636            20,579           19,631
                                                        --------         --------          --------         --------

Operating income                                          14,586            5,719            28,666           13,147

Financial income                                             565              771             1,146            1,384
                                                        --------         --------          --------         --------

Pre-tax income                                            15,151            6,490            29,812           14,531

Provision for taxes                                        5,197            2,140            10,209            4,843
                                                        --------         --------          --------         --------

Net income                                              $  9,954         $  4,350          $ 19,603         $  9,688
                                                        ========         ========          ========         ========

Earnings per common share (Note 7):
   Basic                                                $    .45         $    .18          $    .88         $    .39
   Diluted                                              $    .45         $    .18          $    .88         $    .39

Weighted average common shares outstanding (Note 7):
   Basic                                                  22,145           24,179            22,184           24,830
   Diluted                                                22,317           24,366            22,387           24,989


See Unaudited Condensed Notes to Consolidated Financial Statements.

================================================================================

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


Dollars in thousands                                                  TWENTY-SIX WEEKS ENDED
                                                                    ---------------------------
                                                                    February 27,   February 28,
                                                                        1999           1998
                                                                    ------------   ------------

Cash flows from operating activities:
  Net income                                                          $ 19,603      $  9,688
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization                                          2,754         2,754
  Other                                                                    296           529
Change in assets and liabilities:
  (Increase) decrease in receivable and other assets                   (19,045)        1,956
  (Increase) decrease in inventories                                    (4,423)           53
  Increase in accounts payable and accrued expenses                      2,068        23,783
  Increase in income taxes payable                                       9,071         - - -
  Increase in postretirement benefits                                    2,592         1,554
  Other                                                                   (238)        - - -
                                                                      --------      --------
Net cash provided by operating activities                               12,678        40,317
                                                                      --------      --------

Cash flows used by investing activities:
  Purchases of property and equipment                                   (6,216)       (2,086)
  Investments in dealer receivables                                    (50,104)      (25,939)
  Collections of dealer receivables                                     33,292        22,420
  Other                                                                  2,560        (2,850)
                                                                      --------      --------
Net cash used by investing activities                                  (20,468)       (8,455)
                                                                      --------      --------

Cash flows used by financing activities and capital transactions:
  Payments for purchase of common stock                                 (8,975)      (17,600)
  Payments of long-term debt                                             - - -          (695)
  Payment of cash dividends                                             (2,221)       (2,548)
  Other                                                                    816           220
                                                                      --------      --------
Net cash used by financing activities and
   capital transactions                                                (10,380)      (20,623)
                                                                      --------      --------
Net (decrease) increase in cash and cash equivalents                   (18,170)       11,239

Cash and cash equivalents - beginning of period                         53,859        32,130
                                                                      --------      --------

Cash and cash equivalents - end of period                             $ 35,689      $ 43,369
                                                                      ========      ========

See Unaudited Condensed Notes to Consolidated Financial Statements.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
         UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of February 27, 1999, the consolidated results of operations for the 26 and 13 weeks ended February 27, 1999 and February 28, 1998, and the consolidated cash flows for the 26 weeks ended February 27, 1999 and February 28, 1998. The results of operations for the 26 weeks ended February 27, 1999, are not necessarily indicative of the results to be expected for the full year.

2. Inventories are valued at the lower of cost or market, with cost being determined under the last-in, first-out (LIFO) method and market defined as net realizable value.

         Inventories are composed of the following (dollars in thousands):

                                                          February 27,      August 29,
                                                              1999             1998
                                                          ------------      ----------

                        Finished goods..................  $   20,619        $   24,147
                        Work in process.................      19,005            15,328
                        Raw materials...................      38,118            33,384
                                                          ----------        ----------
                                                              77,742            72,859
                        LIFO reserve....................     (17,886)          (17,426)
                                                          ----------        ----------
                                                          $   59,856        $   55,433
                                                          ==========        ==========

3. Since March, 1992, the Company has had a financing and security agreement with NationsCredit Corporation (NationsCredit). Terms of the agreement limit borrowings to the lesser of $30,000,000 or 75 percent of eligible inventory (fully manufactured recreation vehicles and motor home chassis and related components). Borrowings are secured by the Company's receivables and inventory. Borrowings under the agreement bear interest at the prime rate, as defined in the agreement, plus 50 basis points. The line of credit is available and continues during successive one-year periods unless either party provides at least 90-days' notice prior to the end of the one-year period to the other party that they wish to terminate the line of credit. The agreement also contains certain restrictive covenants including maintenance of minimum net worth, working capital and current ratio. As of February 27, 1999, the Company was in compliance with these covenants. There were no outstanding borrowings under the line of credit at February 27, 1999 or August 29, 1998.

4. It is customary practice for companies in the recreation vehicle industry to enter into repurchase agreements with lending institutions which have provided wholesale floor plan financing to dealers. The Company's agreements provide for the repurchase of its products from the financing institution in the event of repossession upon a dealer's default. The Company was contingently liable for approximately $185,136,000 and $132,540,000 under repurchase agreements with lending institutions as of February 27, 1999 and August 29, 1998, respectively. Included in these contingent liabilities as of February 27, 1999 and August 29, 1998 are approximately $7,175,000 and $18,623,000, respectively, of certain dealer receivables subject to recourse agreements with NationsCredit and Green Tree Financial Corporation.

5. For the periods indicated, the Company paid cash for the following (dollars in thousands):

                                                TWENTY-SIX WEEKS ENDED
                                             -----------------------------
                                             February 27,     February 28,
                                                 1999             1998
                                             ------------     ------------
                          Interest              $   91          $   236
                          Income taxes          11,670            2,120

6. On September 28, 1998, the Company completed the $36,500,000 repurchase of outstanding shares of its common stock authorized by the Board of Directors on December 29, 1997. Under this repurchase program, 3,612,660 shares were repurchased for an aggregate consideration of $36,499,018. A voluntary program for shareholders owning fewer than 100 shares of the Company's common stock was initiated in November, 1998 in which these shareholders could conveniently sell all their shares or purchase enough additional shares to increase their holdings to 100 shares. A total of 60,823 shares were repurchased from 40 percent of eligible shareholders at a cost of approximately $834,000, an average of $13.72 per share. This program was completed in February, 1999.

7. The following table reflects the calculation of basic and diluted earnings per share for the 13 and 26 weeks ended February 27, 1999 and February 28, 1998:

                                                            THIRTEEN WEEKS ENDED                     TWENTY-SIX WEEKS ENDED
                                                    --------------------------------------    -------------------------------------
                                                      FEBRUARY 27,         FEBRUARY 28,         FEBRUARY 27,        FEBRUARY 28,
       IN THOUSANDS EXCEPT PER SHARE DATA                 1999                 1998                 1999                1998
                                                    -----------------    -----------------    -----------------    ----------------

       EARNINGS PER SHARE - BASIC:
       Net income                                         $    9,954           $    4,350           $   19,603          $    9,688
                                                    -----------------    -----------------    -----------------    ----------------
       Weighted average shares outstanding                    22,145               24,179               22,184              24,830
                                                    -----------------    -----------------    -----------------    ----------------
       Earnings per share - basic                          $     .45            $     .18            $     .88           $     .39
                                                    -----------------    -----------------    -----------------    ----------------

       EARNINGS PER SHARE - ASSUMING DILUTION:
       Net income                                         $    9,954           $    4,350     $         19,603          $    9,688
                                                    -----------------    -----------------    -----------------    ----------------
       Weighted average shares outstanding                    22,145               24,179               22,184              24,830
       Dilutive impact of options outstanding                    172                  187                  203                 159
                                                    -----------------    -----------------    -----------------    ----------------
       Weighted average shares & potential
           dilutive shares outstanding                        22,317               24,366               22,387              24,989
                                                    -----------------    -----------------    -----------------    ----------------
       Earnings per share - assuming dilution              $     .45            $     .18            $     .88           $     .39
                                                    -----------------    -----------------    -----------------    ----------------

       There were options to purchase 14,000 shares of common stock outstanding at a price of $15.1875 per share during the 13 weeks ended February 27, 1999 and options to purchase 10,000 shares of common stock outstanding at a price of $10.00 per share during the 13 weeks ended February 28, 1998, these options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

8. The Company was required to adopt Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" at the beginning of fiscal 1999. The statement requires companies to disclose comprehensive income and its components in their financial statements. The Company has no items of comprehensive income other than net income.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Thirteen Weeks Ended February 27, 1999 Compared to Thirteen Weeks Ended February 28, 1998

Net revenues for the 13 weeks ended February 27, 1999 were $154,132,000 an increase of $35,423,000 or 29.8 percent from the 13 week period ended February 28, 1998. Motor home shipments (Class A and C) were 2,285 units, an increase of 276 units, or 13.7 percent, during the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998. The difference in percentages when comparing the percent increase in revenue dollars for the second quarter of fiscal 1999 to the percent increase in unit shipments for the second quarter of fiscal 1999 was caused by the shipments of more units with slide-out features and the Company's new high-line (Ultimate) unit. Market conditions for the Company's motor home products as well as in the recreation vehicle industry in general continue to remain very favorable due to low interest rates, low fuel prices, and very high consumer confidence levels. As of April 5, 1999, the Company's order backlog of Class A and Class C motor homes was approximately 3,100 orders compared to approximately 1,400 orders at the same time last year. The Company includes in its backlog all accepted purchase orders from dealers shippable within the next six months. Orders in backlog can be canceled at the option of the purchaser at any time without penalty and, therefore, backlog may not necessarily be a measure of future sales.

Gross profit, as a percent of net revenues, was 15.8 percent for the 13 weeks ended February 27, 1999 compared to 12.1 percent for the 13 weeks ended February 28, 1998. The Company's favorable product mix change and increased volume of motor homes during the second quarter of fiscal 1999 resulted in the improved margin percentage.

Selling and delivery expenses were $5,494,000 or 3.6 percent of net revenues during the second quarter of fiscal 1999 compared to $4,190,000 or 3.5 percent of net revenues during the second quarter of fiscal 1998. The increase in dollars can be attributed primarily to reduced promotional expense recorded during the second quarter of fiscal 1998. To a lesser extent, the Company recorded more advertising expenses during the second quarter of fiscal 1999 than it did during the second quarter of fiscal 1998.

General and administrative expenses were $4,289,000 or 2.8 percent of net revenues during the 13 weeks ended February 27, 1999 compared to $4,446,000 or
3.7 percent of net revenues during the 13 weeks ended February 28, 1998. The decreases in both dollars and percentages in general and administrative expenses when comparing the two quarters were due primarily to monies the Company received and recorded during the second quarter of fiscal 1999 on a previously fully-reserved receivable that was repaid to the Company. Partially offsetting these decreases were increases in the Company's employee incentive programs during the second quarter of fiscal 1999 when compared to the second quarter of fiscal 1998.

The Company had net financial income of $565,000 for the second quarter of fiscal 1999 compared to net financial income of $771,000 for the comparable quarter of fiscal 1998. During the 13 weeks ended February 27, 1999, the Company recorded $554,000 of net interest income and gains of $11,000 in foreign currency transactions. During the 13 weeks ended February 28, 1998, the Company recorded $711,000 of net interest income and gains of $60,000 in foreign currency transactions.

For the second quarter ended February 27, 1999, the Company had net income of $9,954,000, or $.45 per diluted share, compared to the second quarter ended February 28, 1998's net income of $4,350,000, or $.18 per diluted share. Net income increased by 128.8 percent when comparing the second quarter of fiscal 1999 to the second quarter of fiscal 1998 but increased by 150.0 percent on a per diluted share basis when comparing the two quarters due to fewer shares of the Company' s common stock being outstanding during the second quarter of fiscal 1999. See Notes 6 and 7.

Twenty-Six Weeks Ended February 27, 1999 Compared to Twenty-Six Weeks Ended February 28, 1998

Net revenues for the 26 weeks ended February 27, 1999 were $311,796,000, an increase of $67,191,000, or 27.5 percent from the 26 week period ended February 28, 1998. Motor home shipments (Class A and C) were 4,751 units, an increase of 680 units, or 16.7 percent, during the 26 weeks ended February 27, 1999 when compared to the 26 weeks ended February 28, 1998. The difference in percentages when comparing the percent increase in revenue dollars for the first half of fiscal 1999 to the percent increase in unit shipments for the first half of fiscal 1999 was caused by the shipments of more units with slide-out features and the Company's new high-line (Ultimate) unit. Industry demand for motorized recreation vehicles remained strong during the 26 weeks ended February 27, 1999 and the Company's 1999 products continued to be well received by dealers and retail customers.

Gross profit, as a percent of net revenues, was 15.8 percent for the 26 weeks ended February 27, 1999 compared to 13.4 percent for the 26 weeks ended February 28, 1998. The Company's favorable product mix change and increased volume of motor homes during the first 26 weeks of fiscal 1999 were the primary causes of the improved margin percentage.

Selling and delivery expenses were $10,596,000 or 3.4 percent of net revenues during the first half of fiscal 1999 compared to $9,919,000 or 4.1 percent of net revenues during the first half of fiscal 1998. The increase in dollars can be attributed primarily to reduced promotional expense recorded during the 26 weeks ended February 28, 1998. To a lesser extent, the Company recorded more advertising expenses during the 26 weeks ended February 27, 1999. Partially offsetting increases in dollars was a decrease in the reserve for losses on certain dealer receivables subject to full recourse to the Company recorded during the 26 weeks ended February 27, 1999. Increased sales volume, during the 26 weeks ended February 27, 1999, contributed to the decrease in percentage.

General and administration expenses were $9,983,000 or 3.2 percent of net revenues during the 26 weeks ended February 27, 1999 compared to $9,712,000 or
4.0 percent of net revenues during the 26 weeks ended February 28, 1998. Increases in the Company's employee incentive programs during the first half of fiscal 1999 primarily contributed to the dollar increase when comparing the two six-month periods. Partially offsetting the dollar increase in general and administrative expenses was monies the Company received and recorded during the six months ended February 27, 1999 on a previously fully reserved receivable that was repaid to the Company. Increased sales volume, during the 26 weeks ended February 27, 1999, contributed to the decrease in percentage.

The Company had net financial income of $1,146,000 for the 26 weeks ended February 27, 1999 compared to net financial income of $1,384,000 for the 26 weeks ended February 28, 1998. During the 26 weeks ended February 27, 1999, the Company recorded $1,205,000 of net interest income and losses of $59,000 in foreign currency transactions. During the 26 weeks ended February 28, 1998, the Company recorded $1,371,000 of net interest income and gains of $13,000 in foreign currency transactions.

For the first half of fiscal 1999, the Company recorded net income of $19,603,000, or $.88 per diluted share, compared to the first half of fiscal 1998's net income of $9,688,000, or $.39 per diluted share. Net income increased by 102.3 percent when comparing the first half of fiscal 1999 to the first half of fiscal 1998 but increased by 125.6 percent on a per diluted share basis when comparing the two twenty-six week periods due to fewer shares of the Company's common stock being outstanding during the first half of fiscal 1999. See Notes 6 and 7.

LIQUIDITY AND FINANCIAL CONDITION

The Company meets its working capital requirements, capital equipment requirements and cash requirements of subsidiaries with funds generated internally.

At February 27, 1999, working capital was $102,509,000, an increase of $10,590,000 from the amount at August 29, 1998. The Company's principal uses of cash during the 26 weeks ended February 27, 1999 were $50,104,000 of dealer receivable investments and $8,975,000 for the repurchase of shares of the Company's Common Stock. The Company's principal sources of cash during the 26 weeks ended February 27, 1999 was cash flow from operations and the collection of $33,292,000 in dealer receivables. The Company's sources and uses of cash during the 26 weeks ended February 27, 1999 are set forth in the unaudited consolidated statement of cash flows for that period.

Principal known demands at February 27, 1999 on the Company's liquid assets for the remainder of fiscal 1999 include approximately $3,250,000 of capital expenditures (primarily equipment replacement) and $2,200,000 of cash dividends declared by the Board of Directors on March 18, 1999 (payable on July 2, 1999 to shareholders of record as of June 4, 1999).

Management currently expects its cash on hand and funds from operations to be sufficient to cover both short-term and long-term operating requirements.

ACCOUNTING CHANGES

Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income" was issued in June 1997 and was adopted by the Company at the beginning of fiscal 1999. The statement requires companies to disclose comprehensive income and its components in their financial statements. This statement had no material impact on the Company's financial statements.

Segment Disclosures

SFAS No. 131, "Disclosures about Segments of and Enterprise and Related Information" was issued in June 1997 and will be adopted by the Company in the fourth quarter of fiscal 1999. The statement establishes standards which redefine how operating segments are determined and requires public companies to report financial and descriptive information about reportable operating segments.

Pension and Other Postretirement Benefits Disclosure

SFAS No. 132, "Employer's Disclosure About Pensions and Other Postretirement Benefits" was issued in February 1998 and will be adopted by the Company in the fourth quarter of fiscal 1999. The statement revises employer's disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans.

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

FORWARD LOOKING INFORMATION

Except for the historical information contained herein, certain of the matters discussed in this report are "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties, including, but not limited to demand from customers, effects of competition, the general state of the economy, interest rates, consumer confidence, changes in the product or customer mix or revenues and in the level of operating expenses and other factors which may be disclosed throughout this Form 10-Q. Any forecasts and projections in this report are "forward looking statements," and are based on management's current expectations of the Company's near term results, based on current information available pertaining to the Company, including the aforementioned risk factors. Actual results could differ materially.

YEAR 2000 (Y2K) COMPLIANCE

The Company has conducted a comprehensive review of its computer systems that could be affected by the "Year 2000" issue and began an implementation plan in 1996 to resolve this issue. The Company decided to make corrections for compliance by programming rather than through file conversion. The program corrections were completed in May 1998. All programs are tested individually and in the systems test mode. For all practical purposes the Company has completed this testing and believes it is Y2K compliant. The Company will continue to test personal computers used within the Company on an individual basis and expects to have this testing completed during the third quarter of the Company's 1999 fiscal year.

The Company's Plant Engineering and Maintenance Department was charged with the assessment and remediation of any Y2K problems in plant production equipment and in any building infrastructure equipment. Each machine will be checked individually and steps taken at that time to update for Y2K compliance. The completion of this project is scheduled for July 1999 and is on schedule.

The Company's Purchasing and Information Systems Departments have contacted all of the Company's major suppliers to determine their readiness for their compliance with the Y2K issue. The responses will be monitored and the Purchasing Department will contact any major supplier that has reported they may have a problem with being Y2K compliant by the start of the calendar year 2000. The largest exposure appears to be the Company's interface with chassis manufacturers for order processing. The Company believes these order processing systems to be year 2000 compliant based on statements from representatives of the companies involved. The chassis suppliers have also advised the Company that the chassis are year 2000 compliant.

The Company does not believe that possible noncompliance with Y2K issues by its dealers will have a material impact on the ability of its dealers to purchase and sell products of the Company.

The total cost associated with the modifications required to be Y2K compliant are not expected to exceed $300,000 of which approximately $265,000 has been expensed ($15,000 in fiscal 1999). Any remaining costs incurred by the Company for the Y2K project will be absorbed in existing budgets.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Part II  Other Information

Item 4   Submission of Matters to a Vote of Security Holders

         (a) The annual meeting of shareholders was held January 20, 1999.

         (b) The breakdown of votes for the election of eight directors was as follows*:

                                                 VOTES CAST FOR           AUTHORITY WITHHELD
                                               --------------------    --------------------------
              Gerald E. Boman                      19,301,781                   65,127
              Jerry N. Currie                      19,303,093                   63,815
              Fred G. Dohrmann                     19,278,342                   88,566
              John V. Hanson                       19,295,915                   70,993
              Bruce D. Hertzke                     19,297,058                   69,850
              Gerald C. Kitch                      19,304,766                   62,142
              Richard C. Scott                     19,305,939                   60,969
              Frederick M. Zimmerman               19,305,347                   61,561

         * There were no broker non-votes.

Item 6   Exhibits and Reports on Form 8-K

     (a) Exhibits - See Exhibit Index on page 13.

     (b) The Company did not file any reports on Form 8-K during the period covered by this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            WINNEBAGO INDUSTRIES, INC.
                                ------------------------------------------------
                                                   (Registrant)



Date  April 6, 1999             /s/ Bruce D. Hertzke
      --------------------      ------------------------------------------------
                                Bruce D. Hertzke
                                Chairman of the Board, Chief Executive Officer,
                                and President
                                         (Principal Executive Officer)



Date  April 6, 1999             /s/ Edwin F. Barker
      --------------------      ------------------------------------------------
                                Edwin F. Barker
                                Vice President - Chief Financial Officer
                                         (Principal Financial Officer)

                                  EXHIBIT INDEX



3b.      Amended Bylaws of the Registrant.

10k. Winnebago Industries, Inc. Officers' Long-Term Incentive Plan, Fiscal Three-Year Period, 1999, 2000 and 2001.