Form 10-Q
period 1999-05-29
WINNEBAGO INDUSTRIES INC
filed 1999-07-07
CIK 107687

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)

_____
__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 May 29, 1999
                               -------------------------------------------------

                                       OR

_____
_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number  1-6403
                        ------

                           WINNEBAGO INDUSTRIES, INC.

             (Exact name of registrant as specified in its charter)

          IOWA                                            42-0803978
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

P.O. Box 152, Forest City, Iowa                             50436
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

There were 22,280,811 shares of $.50 par value common stock outstanding on July 2, 1999.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES

                          INDEX TO REPORT ON FORM 10-Q

                                                                                    Page Number
PART I.   FINANCIAL INFORMATION:                                                    -----------
          Consolidated Balance Sheets (Interim period information unaudited)           1 & 2

          Unaudited Consolidated Statements of Earnings                                  3

          Unaudited Consolidated Statements of Cash Flows                                4

          Unaudited Condensed Notes to Consolidated Financial Statements               5 & 6

          Management's Discussion and Analysis of Financial Condition and Results      7 - 10
           of Operations

PART II.  OTHER INFORMATION                                                           11 - 13

Part I Financial Information
Item 1.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


Dollars in thousands
                                                           MAY 29,     AUGUST 29,
                  ASSETS                                    1999          1998
-----------------------------------------------------    ----------    ----------
                                                        (Unaudited)
CURRENT ASSETS
Cash and cash equivalents                                $   56,452    $   53,859
Receivables, less allowance for doubtful
   accounts ($1,172 and $1,582, respectively)                28,607        22,025
Dealer financing receivables, less allowance
   for doubtful accounts ($182 and $78, respectively)        29,612        12,782
Inventories                                                  63,022        55,433
Prepaid expenses                                              3,969         3,516
Deferred income taxes                                         6,906         6,906
                                                         ----------    ----------

     Total current assets                                   188,568       154,521
                                                         ----------    ----------

PROPERTY AND EQUIPMENT, at cost
Land                                                          1,158         1,158
Buildings                                                    40,614        38,779
Machinery and equipment                                      72,393        69,095
Transportation equipment                                      5,221         5,047
                                                         ----------    ----------
                                                            119,386       114,079
     Less accumulated depreciation                           82,253        81,167
                                                         ----------    ----------

     Total property and equipment, net                       37,133        32,912
                                                         ----------    ----------

LONG-TERM NOTES RECEIVABLE,
   less allowances for doubtful accounts
   ($266 and $973, respectively)                              1,915         5,396
                                                         ----------    ----------

INVESTMENT IN LIFE INSURANCE AND
   OTHER LONG-TERM INVESTMENTS                               23,447        21,226
                                                         ----------    ----------

DEFERRED INCOME TAXES, NET                                   16,309        16,071
                                                         ----------    ----------

OTHER ASSETS                                                    365           486
                                                         ----------    ----------

TOTAL ASSETS                                             $  267,737    $  230,612
                                                         ==========    ==========


See Unaudited Condensed Notes to Consolidated Financial Statements

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


Dollars in thousands
                                                                  MAY 29,     AUGUST 29,
LIABILITIES AND STOCKHOLDERS' EQUITY                               1999          1998
------------------------------------------------------------    ----------    ----------
                                                               (Unaudited)
CURRENT LIABILITIES
Accounts payable, trade                                         $   26,614    $   24,461
Income tax payable                                                  11,944        12,623
Accrued expenses:
     Insurance                                                       3,688         3,566
     Product warranties                                              6,437         5,260
     Vacation liability                                              3,906         3,343
     Promotional                                                     6,248         2,236
     Other                                                          12,482        11,113
                                                                ----------    ----------

        Total current liabilities                                   71,319        62,602
                                                                ----------    ----------

POSTRETIREMENT HEALTH CARE AND DEFERRED
   COMPENSATION BENEFITS                                            55,528        51,487
                                                                ----------    ----------

STOCKHOLDERS' EQUITY
Capital stock, common, par value $.50; authorized
   60,000,000 shares:  outstanding 25,876,000 and 25,865,000
   shares, respectively                                             12,937        12,932
Additional paid-in capital                                          22,133        22,507
Reinvested earnings                                                143,658       111,665
                                                                ----------    ----------
                                                                   178,728       147,104
Less treasury stock, at cost                                        37,838        30,581
                                                                ----------    ----------

Total stockholders' equity                                         140,890       116,523
                                                                ----------    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  267,737    $  230,612
                                                                ==========    ==========


See Unaudited Condensed Notes to Consolidated Financial Statements

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================


IN THOUSANDS EXCEPT PER SHARE DATA
                                                                THIRTEEN                  THIRTY-NINE
                                                               WEEKS ENDED                WEEKS ENDED
                                                        ------------------------    ------------------------
                                                          May 29,       May 30,      May 29,       May 30,
                                                           1999          1998         1999           1998
                                                        ----------    ----------    ----------    ----------
Net revenues                                            $  191,546    $  150,515    $  503,342    $  395,120
Cost of goods sold                                         157,804       129,610       420,355       341,437
                                                        ----------    ----------    ----------    ----------
     Gross profit                                           33,742        20,905        82,987        53,683
                                                        ----------    ----------    ----------    ----------

Operating expenses:
     Selling and delivery                                    5,997         4,645        16,593        14,564
     General and administrative                              6,129         6,029        16,112        15,741
                                                        ----------    ----------    ----------    ----------
     Total operating expenses                               12,126        10,674        32,705        30,305
                                                        ----------    ----------    ----------    ----------

Operating income                                            21,616        10,231        50,282        23,378

Financial income                                               670           860         1,816         2,244
                                                        ----------    ----------    ----------    ----------

Pre-tax income                                              22,286        11,091        52,098        25,622

Provision for taxes                                          7,675         3,757        17,884         8,600
                                                        ----------    ----------    ----------    ----------

Net income                                              $   14,611    $    7,334    $   34,214    $   17,022
                                                        ==========    ==========    ==========    ==========

Earnings per common share (Note 7):
-----------------------------------
   Basic                                                $      .66    $      .31    $     1.54    $      .70
   Diluted                                              $      .65           .31    $     1.52    $      .69

Weighted average common shares outstanding (Note 7):
----------------------------------------------------
   Basic                                                    22,190        23,642        22,186        24,434
   Diluted                                                  22,517        23,912        22,483        24,630


See Unaudited Condensed Notes to Consolidated Financial Statements.

================================================================================

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


Dollars in thousands                                                  THIRTY-NINE WEEKS ENDED
                                                                     -------------------------
                                                                       May 29,        May 30,
                                                                        1999           1998
                                                                     ----------     ----------
Cash flows from operating activities:
  Net income                                                         $   34,214     $   17,022
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization                                           4,212          4,143
  Other                                                                     545          1,431
Change in assets and liabilities:
  Increase in receivable and other assets                               (24,877)        (2,287)
  (Increase) decrease in inventories                                     (7,589)         2,950
  Increase in accounts payable and accrued expenses                       9,396          9,028
  Increase in income taxes payable                                       16,746         20,100
  Increase in postretirement benefits                                     3,609          2,559
  Other                                                                    (238)            --
                                                                     ----------     ----------
Net cash provided by operating activities                                36,018         54,946
                                                                     ----------     ----------

Cash flows used by investing activities:
  Purchases of property and equipment                                    (8,711)        (3,194)
  Investments in dealer receivables                                     (74,494)       (44,559)
  Collections of dealer receivables                                      57,560         40,601
  Other                                                                   2,067         (4,126)
                                                                     ----------     ----------
Net cash used by investing activities                                   (23,578)       (11,278)
                                                                     ----------     ----------

Cash flows used by financing activities and capital transactions:
  Payments for purchase of common stock                                  (8,975)       (19,572)
  Payments of long-term debt                                                 --           (695)
  Payment of cash dividends                                              (2,221)        (2,548)
  Other                                                                   1,349          1,285
                                                                     ----------     ----------
Net cash used by financing activities and
  capital transactions                                                   (9,847)       (21,530)
                                                                     ----------     ----------
Net increase in cash and cash equivalents                                 2,593         22,138

Cash and cash equivalents - beginning of period                          53,859         32,130
                                                                     ----------     ----------

Cash and cash equivalents - end of period                            $   56,452     $   54,268
                                                                     ==========     ==========


See Unaudited Condensed Notes to Consolidated Financial Statements.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
         UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of May 29, 1999, the consolidated results of operations for the 39 and 13 weeks ended May 29, 1999 and May 30, 1998, and the consolidated cash flows for the 39 weeks ended May 29, 1999 and May 30, 1998. The results of operations for the 39 weeks ended May 29, 1999, are not necessarily indicative of the results to be expected for the full year.

2. Inventories are valued at the lower of cost or market, with cost being determined under the last-in, first-out (LIFO) method and market defined as net realizable value.

         Inventories are composed of the following (dollars in thousands):

                                                  May 29,        August 29,
                                                   1999             1998
                                                ----------       ----------

               Finished goods................   $   21,659       $   24,147
               Work in process...............       19,028           15,328
               Raw materials.................       40,504           33,384
                                                ----------       ----------
                                                    81,191           72,859
               LIFO reserve..................      (18,169)         (17,426)
                                                ----------       ----------
                                                $   63,022       $   55,433
                                                ==========       ==========

3. Since March, 1992, the Company has had a financing and security agreement with NationsCredit Corporation (NationsCredit). Terms of the agreement limit borrowings to the lesser of $30,000,000 or 75 percent of eligible inventory (fully manufactured recreation vehicles and motor home chassis and related components). Borrowings are secured by the Company's receivables and inventory. Borrowings under the agreement bear interest at the prime rate, as defined in the agreement, plus 50 basis points. The line of credit is available and continues during successive one-year periods unless either party provides at least 90-days' notice prior to the end of the one-year period to the other party that they wish to terminate the line of credit. The agreement also contains certain restrictive covenants including maintenance of minimum net worth, working capital and current ratio. As of May 29, 1999, the Company was in compliance with these covenants. There were no outstanding borrowings under the line of credit at May 29, 1999 or August 29, 1998.

4. It is customary practice for companies in the recreation vehicle industry to enter into repurchase agreements with lending institutions which have provided wholesale floor plan financing to dealers. The Company's agreements provide for the repurchase of its products from the financing institution in the event of repossession upon a dealer's default. The Company was contingently liable for approximately $198,448,000 and $132,540,000 under repurchase agreements with lending institutions as of May 29, 1999 and August 29, 1998, respectively. Included in these contingent liabilities as of May 29, 1999 and August 29, 1998 are approximately $8,409,000 and $18,623,000, respectively, of certain dealer receivables subject to recourse agreements with NationsCredit and Green Tree Financial Corporation.

5. For the periods indicated, the Company paid cash for the following (dollars in thousands):

                                 THIRTY-NINE WEEKS ENDED
                                --------------------------
                                  May 29,          May 30,
                                   1999             1998
                                ---------        ---------
               Interest          $    97          $   364
               Income taxes       18,800            6,849

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

       On June 17, 1999, the Board of Directors authorized the repurchase of outstanding shares of the Company's common stock for an aggregate purchase price of up to $15,000,000.

7. The following table reflects the calculation of basic and diluted earnings per share for the 13 and 39 weeks ended May 29, 1999 and May 30, 1998:

                                                    IN THOUSANDS EXCEPT PER SHARE DATA
                                             THIRTEEN WEEKS ENDED       THIRTY-NINE WEEKS ENDED
                                           ------------------------    ------------------------
                                             MAY 29,       MAY 30,       MAY 29,       MAY 30,
                                              1999          1998          1999          1998
                                           ----------    ----------    ----------    ----------
EARNINGS PER SHARE - BASIC:
--------------------------
Net income                                 $   14,611    $    7,334    $   34,214    $   17,022
                                           ----------    ----------    ----------    ----------
Weighted average shares outstanding            22,190        23,642        22,186        24,434
                                           ----------    ----------    ----------    ----------
Earnings per share - basic                 $      .66    $      .31    $     1.54    $      .70
                                           ----------    ----------    ----------    ----------

EARNINGS PER SHARE - ASSUMING DILUTION:
--------------------------------------
Net income                                 $   14,611    $    7,334    $   34,214    $   17,022
                                           ----------    ----------    ----------    ----------
Weighted average shares outstanding            22,190        23,642        22,186        24,434
Dilutive impact of options outstanding            327           270           297           196
                                           ----------    ----------    ----------    ----------
Weighted average shares & potential
   dilutive shares outstanding                 22,517        23,912        22,483        24,630
                                           ----------    ----------    ----------    ----------
Earnings per share - assuming dilution     $      .65    $      .31    $     1.52    $      .69
                                           ----------    ----------    ----------    ----------

       There were options to purchase 14,000 shares of common stock outstanding at a price of $15.375 per share during the 13 weeks ended May 29, 1999 which were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 29, 1999 Compared to Thirteen Weeks Ended May 30, 1998

Net revenues for the 13 weeks ended May 29, 1999 were $191,546,000 an increase of $41,031,000 or 27.3 percent from the 13 week period ended May 30, 1998. Motor home shipments (Class A and C) were 2,981 units, an increase of 427 units, or
16.7 percent, during the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998. The difference in percentages when comparing the percent increase in revenue dollars for the third quarter of fiscal 1999 to the percent increase in unit shipments for the third quarter of fiscal 1999 was caused by the shipments of more units with slide-out features and the demand for the Company's new high-line (Ultimate) unit. Market conditions for the Company's motor home products as well as in the recreation vehicle industry in general continue to remain very favorable due to low interest rates, low fuel prices, and very high consumer confidence levels. As of May 29, 1999, the Company's order backlog of Class A and Class C motor homes was approximately 2,200 orders, an increase of 170 percent, when compared to the orders on hand at the close of the third quarter in fiscal 1998. The Company includes in its backlog all accepted purchase orders from dealers shippable within the next six months. Orders in backlog can be canceled at the option of the purchaser at any time without penalty and, therefore, backlog may not necessarily be a measure of future sales.

Gross profit, as a percent of net revenues, was 17.6 percent for the 13 weeks ended May 29, 1999 compared to 13.9 percent for the 13 weeks ended May 30, 1998. The Company's gross profit percentage increased as a result of higher volume of motor homes and favorable product mix change during the third quarter of fiscal 1999.

Selling and delivery expenses were $5,997,000 or 3.1 percent of net revenues during the third quarter of fiscal 1999 compared to $4,645,000 or 3.1 percent of net revenues during the third quarter of fiscal 1998. The increase in dollars can be attributed primarily to the Company's increased advertising expenses during the third quarter of fiscal 1999. The difference is also partially attributed to a reclassification to general and administrative expenses of approximately $570,000 in the Company's dealer recourse reserve during the third quarter of fiscal 1998.

General and administrative expenses were $6,129,000 or 3.2 percent of net revenues during the 13 weeks ended May 29, 1999 compared to $6,029,000 or 4.0 percent of net revenues during the 13 weeks ended May 30, 1998. The increase in dollars can be attributed to increases in the Company's employee incentive programs during the third quarter of fiscal 1999, partially offset by a reclassification and increase in bad debt reserves recorded during the third quarter of fiscal 1998. Increased sales volume during the third quarter of fiscal 1999 contributed to the decrease in percentage.

The Company had net financial income of $670,000 for the third quarter of fiscal 1999 compared to net financial income of $860,000 for the comparable quarter of fiscal 1998. During the 13 weeks ended May 29, 1999, the Company recorded $639,000 of net interest income and gains of $31,000 in foreign currency transactions. During the 13 weeks ended May 30, 1998, the Company recorded $719,000 of net interest income and gains of $141,000 in foreign currency transactions.

For the third quarter ended May 29, 1999, the Company had net income of $14,611,000, or $.65 per diluted share, compared to the third quarter ended May 30, 1998's net income of $7,334,000, or $.31 per diluted share. Net income increased by 99.2 percent when comparing the third quarter of fiscal 1999 to the third quarter of fiscal 1998 but increased by 109.7 percent on a per diluted share basis when comparing the two quarters due to fewer shares of the Company's common stock being outstanding during the third quarter of fiscal 1999. See Notes 6 and 7.

Thirty-Nine Weeks Ended May 29, 1999 Compared to Thirty-Nine Weeks Ended May 30, 1998

Net revenues for the 39 weeks ended May 29, 1999 were $503,342,000, an increase of $108,222,000, or 27.4 percent from the 39 week period ended May 30, 1998. Motor home shipments (Class A and C) were 7,732 units, an increase of 1,107 units, or 16.7 percent, during the 39 weeks ended May 29, 1999 when compared to the 39 weeks ended May 30, 1998. The differences in percentages when comparing the percent increase in revenue dollars for the 39 weeks ended May 29, 1999 to the percent increase in unit shipments for the 39 weeks ended May 29, 1999 was caused by the shipments of more units with slide-out features and the demand for the Company's new high-line (Ultimate) unit. Industry demand for motorized recreation vehicles remained strong during the 39 weeks ended May 29, 1999 and the Company's 1999 products continued to be well received by dealers and retail customers.

Gross profit, as a percent of net revenues, was 16.5 percent for the 39 weeks ended May 29, 1999 compared to 13.6 percent for the 39 weeks ended May 30, 1998. The Company's gross profit percentage increased as a result of higher volume of motor homes and favorable product mix change during the 39 weeks ended May 29, 1999.

Selling and delivery expenses were $16,593,000 or 3.3 percent of net revenues during the 39 weeks ended May 29, 1999 compared to $14,564,000 or 3.7 percent of net revenues during the 39 weeks ended May 30, 1998. The increase in dollars can be attributed primarily to increases in advertising as well as to an increase in delivery expense during the 39 weeks ended May 29, 1999 when compared to the comparable period of fiscal 1998. Increased sales volume, during the 39 weeks ended May 29, 1999, contributed to the decrease in percentage.

General and administrative expenses were $16,112,000 or 3.2 percent of net revenues during the 39 weeks ended May 29, 1999 compared to $15,741,000 or 4.0 percent of net revenues during the 39 weeks ended May 30, 1998. Increases in the Company's employee incentive programs during the fiscal 1999 period primarily contributed to the dollar increase when comparing the two nine-month periods. Partially offsetting the dollar increase in general and administrative expenses was monies the Company received and recorded during the 39 weeks ended May 29, 1999 on a previously fully reserved receivable that was repaid to the Company. Increased sales volume, during the 39 weeks ended May 29, 1999, contributed to the decrease in percentage.

The Company had net financial income of $1,816,000 for the 39 weeks ended May 29, 1999 compared to net financial income of $2,244,000 for the 39 weeks ended May 30, 1998. During the 39 weeks ended May 29, 1999, the Company recorded $1,844,000 of net interest income and losses of $28,000 in foreign currency transactions. During the 39 weeks ended May 30, 1998, the Company recorded $2,090,000 of net interest income and gains of $154,000 in foreign currency transactions.

For the nine-month period of fiscal 1999, the Company recorded net income of $34,214,000, or $1.52 per diluted share, compared to the nine-month period of fiscal 1998's net income of $17,022,000, or $.69 per diluted share. Net income increased by 101.0 percent when comparing the two nine-month periods but increased by 120.3 percent on a per diluted share basis when comparing the two nine-month periods due to fewer shares of the Company's common stock being outstanding during the 39 week period ended May 29, 1999. See Notes 6 and 7.

LIQUIDITY AND FINANCIAL CONDITION

The Company meets its working capital requirements, capital equipment requirements and cash requirements of subsidiaries with funds generated internally. At May 29, 1999, working capital was $117,249,000, an increase of $25,330,000 from the amount at August 29, 1998. The Company's principal use of cash during the 39 weeks ended May 29, 1999 were an increase of $74,494,000 of dealer receivables, $8,975,000 for the repurchase of shares of the Company's common stock, and $8,711,000 for purchases of property and equipment. The Company's principal sources of cash during the 39 weeks ended May 29, 1999 was cash flow from operations and the collection of $57,560,000 in dealer receivables. The Company's sources and uses of cash during the 39 weeks ended May 29, 1999 are set forth in the unaudited consolidated statement of cash flows for that period.

Principal known demands at May 29, 1999 on the Company's liquid assets for the remainder of fiscal 1999 include approximately $1,500,000 of capital expenditures (primarily equipment replacement) and approximately $2,200,000 of cash dividends declared by the Board of Directors on March 18, 1999 (payable on July 2, 1999 to shareholders of record as of June 4, 1999).

Management currently expects its cash on hand and funds from operations to be sufficient to cover both short-term and long-term operating requirements.

ACCOUNTING CHANGES

Segment Disclosures

SFAS No. 131, "Disclosures about Segment of and Enterprise and Related Information" was issued in June 1997 and will be adopted by the Company in the fourth quarter of fiscal 1999. The statement establishes standards, which redefine how operating segments are determined, and requires public companies to report financial and descriptive information about reportable operating segments.

Pension and Other Postretirement Benefits Disclosure

SFAS No. 132, "Employer's Disclosure About Pensions and Other Postretirement Benefits" was issued in February 1998 and will be adopted by the Company in the fourth quarter of fiscal 1999. The statement revises employer' s disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans.

Accounting for Derivative Instruments and Hedging Activities

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 and must be adopted by the Company no later than fiscal 2001. This statement requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value.

The Company has not completed the process of evaluating the effects of SFAS No. 131, SFAS No. 132 or SFAS No. 133. Since all these pronouncements, except for SFAS No. 133, relate primarily to changes in disclosure requirements, the Company does not believe the new requirements will significantly affect its financial condition or operating results.

FORWARD LOOKING INFORMATION

Except for the historical information contained herein, certain of the matters discussed in this report are "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties, including, but not limited to availability of chassis, demand from customers, effects of competition, the general state of the economy, interest rates, consumer confidence, changes in the product or customer mix or revenues and in the level of operating expenses and other factors which may be disclosed throughout this Form 10-Q. Any forecasts and projections in this report are "forward looking statements," and are based on management's current expectations of the Company's near term results, based on current information available pertaining to the Company, including the aforementioned risk factors. Actual results could differ materially.

YEAR 2000 (Y2K) COMPLIANCE

The Company has conducted a comprehensive review of its computer systems that could be affected by the "Year 2000" issue and began an implementation plan in 1996 to resolve this issue. As the Company was reviewing its needs to be Y2K compliant the Company discovered that software systems, for its Finance and Human Resources needs were already Y2K compliant. With respect to other systems, the Company decided to make corrections for compliance by programming rather than through file conversion. The program corrections were completed in May 1998. All programs are tested individually and in a systems test mode. For all practical purposes the Company has completed this testing and believes it is Y2K compliant. The Company will continue to test personal computers used within the Company on an individual basis and expects to have this testing completed during the fourth quarter of the Company's 1999 fiscal year.

The Company's Plant Engineering and Maintenance Department was charged with the assessment and remediation of any Y2K problems in plant production equipment and in any building infrastructure equipment. Each machine will be checked individually and steps taken at that time to update for Y2K compliance. The completion of this project is scheduled for July 1999 and is on schedule.

The Company's Purchasing and Information Systems Departments have contacted all of the Company's major suppliers to determine their readiness for their compliance with the Y2K issue. The responses are being monitored and the Purchasing Department will contact any major supplier that has reported they may have a problem with being Y2K compliant by the start of the calendar year 2000. The largest exposure appears to be the Company's interface with chassis manufacturers for order processing. The Company believes these order processing systems to be year 2000 compliant based on statements from representatives of the companies involved. The chassis suppliers have also advised the Company that the chassis are year 2000 compliant.

The Company does not believe that possible noncompliance with Y2K issues by its dealers will have a material impact on the ability of its dealers to purchase and sell products of the Company.

The total cost associated with the modifications required to be Y2K compliant are not expected to exceed $300,000 of which approximately $280,000 has been expensed ($30,000 in fiscal 1999).

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Part II

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


                                              WINNEBAGO INDUSTRIES, INC.
                                      ------------------------------------------
                                                    (Registrant)



Date    July 2, 1999                  /s/ Bruce D. Hertzke
     ------------------               ------------------------------------------
                                       Bruce D. Hertzke
                                       Chairman of the Board, Chief Executive
                                       Officer, and President
                                            (Principal Executive Officer)



Date    July 2, 1999                  /s/ Edwin F. Barker
     ------------------               ------------------------------------------
                                       Edwin F. Barker
                                       Vice President - Chief Financial Officer
                                            (Principal Financial Officer)

                                  EXHIBIT INDEX



10j.     Amended and restated Winnebago Industries, Inc. Executive Share Option
         Plan.

27       Financial Data Schedule.