Form 10-K
period 1999-08-28
WINNEBAGO INDUSTRIES INC
filed 1999-11-23
CIK 107687

WINNEBAGO INDUSTRIES, INC.
                                  P.O. BOX 152
                             FOREST CITY, IA 50436

                                   FORM 10-K
                       FISCAL YEAR ENDED AUGUST 28, 1999

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

     (Mark One)

     ( X ) Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the fiscal year ended August 28, 1999; or

     (   )   Transition report pursuant to section 13 or 15(d) of the Securities
             Exchange Act of 1934 (No Fee Required)
     For the transition period from ___________________ to _____________________
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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                  NAME OF EACH EXCHANGE ON
          TITLE OF EACH CLASS                         WHICH REGISTERED
----------------------------------------   -------------------------------------
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

     Aggregate market value of the common stock held by non-affiliates of the Registrant on November 8, 1999: $225,548,865 (13,566,849 shares at closing price on New York Stock Exchange of $16.625).

     Common stock outstanding on November 8, 1999, 21,827,651 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. The Winnebago Industries, Inc. Annual Report to Shareholders for the fiscal year ended August 28, 1999, portions of which are incorporated by reference into Part II hereof.
2. The Winnebago Industries, Inc. Proxy Statement for the Annual Meeting of Shareholders scheduled to be held January 11, 2000, portions of which are incorporated by reference into Part III hereof.

                           WINNEBAGO INDUSTRIES, INC.

                                    FORM 10-K

                Report for the Fiscal Year Ended August 28, 1999


                                     PART I


ITEM 1.   Business

GENERAL

Winnebago Industries, Inc. is a leading U.S. manufacturer of motor homes, self-contained recreation vehicles used primarily in leisure travel and outdoor recreation activities. Motor home sales by the Company represented more than 87 percent of its revenues in each of the past five fiscal years. The Company's motor homes are sold through dealer organizations primarily under the Winnebago, Itasca, Rialta and Ultimate brand names.

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

FORWARD LOOKING INFORMATION

Except for the historical information contained herein, certain of the matters discussed in this Annual Report on Form 10-K are "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties, including, but not limited to availability of chassis, slower than anticipated sales of new or existing products, a significant increase in interest rates, a general slow down in the economy, or new product introductions by competitors and other factors which may be disclosed throughout this Annual Report on Form 10-K. Any forecasts and projections in this report are "forward looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including the aforementioned risk factors, actual results could differ materially.

PRINCIPAL PRODUCTS

The Company determined it was appropriate to define its operations into two business segments for fiscal 1999 (See Note 14, "Business Segment Information" in the Company's Annual Report to Shareholders for the year ended August 28,
1999). However, during each of the last five fiscal years, at least 91% of the revenues of the Company were derived from recreational vehicle products.

The following table sets forth the respective contribution to the Company's net revenues by product class for each of the last five fiscal years (dollars in thousands):

                                                                            Fiscal Year Ended (1)
                                           ----------------------------------------------------------------------------------------
                                            August 28,        August 29,         August 30,        August 31,         August 26,
                                               1999              1998               1997              1996               1995
                                           --------------    --------------     --------------    --------------     --------------

Motor Homes (Class A and C) ..............     $ 610,987          $468,004           $381,191          $432,212           $402,435
                                                   91.5%             89.1%              87.0%             89.2%              87.5%
Other Recreation
    Vehicle Revenues (2)  ................        15,587            18,014             19,771            17,166             19,513
                                                    2.3%              3.5%               4.5%              3.5%               4.2%
Other Manufactured Products
    Revenues (3)  ........................        38,081            37,000             35,750            34,020             36,961
                                                    5.7%              7.0%               8.2%              7.0%               8.0%
                                           --------------    --------------     --------------    --------------     --------------
       Total Manufactured
          Products Revenues  .............       664,655           523,018            436,712           483,398            458,909
                                                   99.5%             99.6%              99.7%             99.7%              99.7%

Finance Revenues (4)  ....................         2,995             2,076              1,420             1,406              1,220
                                                     .5%               .4%                .3%               .3%                .3%
                                           --------------    --------------     --------------    --------------     --------------

Total Net Revenues  ......................     $ 667,650          $525,094           $438,132          $484,804           $460,129
                                                  100.0%            100.0%             100.0%            100.0%             100.0%

(1) The fiscal year ended August 31, 1996 contained 53 weeks; all other fiscal years in the table contained 52 weeks. All years prior to fiscal 1998 are appropriately restated to exclude the Company's discontinued Cycle-Sat, Inc. (Cycle-Sat) subsidiary's revenues from satellite courier and tape duplication services.
(2) Primarily recreation vehicle related parts, EuroVan Campers, and recreation vehicle service revenue.
(3) Primarily sales of extruded aluminum, commercialvehicles and component products for other manufacturers.
(4)  Winnebago Acceptance Corporation (WAC) revenues from dealer financing.

Unit sales of the Company's principal recreation vehicles for the last five fiscal years were as follows:

                                                                             Fiscal Year Ended (1)
                                              -------------------------------------------------------------------------------------
                                               August 28,        August 29,        August 30,        August 31,       August 26,
                                                  1999              1998              1997              1996             1995
                                              -------------     -------------     -------------     -------------    --------------
Unit Sales:
   Class A  ...............................          6,054             5,381             4,834             5,893             5,993
   Class C  ...............................          4,222             3,390             2,724             2,857             2,853
                                              -------------     -------------     -------------     -------------    --------------
       Total Motor Homes  .................         10,276             8,771             7,558             8,750             8,846

   Class B Conversions (EuroVan Camper)....            600               978             1,205               857             1,014


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

The Company's products are generally manufactured against orders from the Company's dealers and from time to time to build inventory to satisfy the peak selling season. As of August 28, 1999, the Company's backlog of orders for Class A and Class C motor homes was approximately 2,700 units compared to approximately 1,700 units at August 29, 1998. The Company includes in its backlog all accepted purchase orders from dealers shippable within the next six months. Orders in backlog can be canceled at the option of the purchaser at any time without penalty and, therefore, backlog may not necessarily be a measure of future sales.

Presently, the Company meets its working capital requirements, capital equipment requirements and cash requirements of subsidiaries with funds generated internally. Since March 26, 1992, the Company has had a financing and security agreement with Bank of America Specialty Group (formerly Nations Bank Specialty Lending Unit) (See Note 6, "Notes Payable" in the Company's Annual Report to Shareholders for the year ended August 28, 1999).

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

The Company currently manufactures and sells Class A and Class C motor homes primarily under the Winnebago, Itasca, Rialta and Ultimate brand names. These motor homes generally provide living accommodations for four to seven persons and include kitchen, dining, sleeping and bath areas, and in some models, a lounge. Optional equipment accessories include, among other items, air conditioning, electric power plant, stereo system and a wide selection of interior equipment. The Company converts Class B motor homes under the EuroVan Camper brand name, which are distributed through the Volkswagen dealer organization.

The Company offers, with the purchase of any new Winnebago, Itasca, or Ultimate motor home, a comprehensive 12-month/15,000-mile warranty, a 3-year/36,000-mile warranty on sidewalls, floors and slide-out room assemblies, and a 10-year fiberglass roof warranty. The Rialta has a 2-year/24,000-mile warranty. The EuroVan Camper has a 2-year/ 24,000-mile warranty on the conversion portion of the unit. Estimated warranty costs are accrued at the time of sale of the warranted products. Estimates of future warranty costs are based on prior experience and known current events.

The Company's Class A and Class C motor homes are sold by dealers in the retail market at prices ranging from approximately $45,000 to more than $250,000, depending on size and model, plus optional equipment and delivery charges.

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

DISCONTINUED ACTIVITIES -

On November 19, 1996, the Company sold all of the assets of its Cycle-Sat subsidiary, a distributor of satellite courier and tape duplication services, to Vyvx, Inc., a subsidiary of The Williams Companies, Inc., Tulsa, Oklahoma. See
Note 2, "Discontinued Operations - Sale of Cycle-Sat Subsidiary" in the Company's Annual Report to Shareholders for the year ended August 28, 1999.

PRODUCTION

The Company's Forest City facilities have been designed to provide vertically integrated production line manufacturing. The Company also operates a fiberglass manufacturing facility in Hampton, Iowa, a sewing operation in Lorimor, Iowa and chassis modification and cabinet door manufacturing facilities in Charles City, Iowa. The Company manufactures the majority of the components utilized in its motor homes, with the exception of the chassis, engines, auxiliary power units and appliances.

Most of the raw materials and components utilized by the Company are obtainable from numerous sources. The Company believes that substitutes for raw materials and components, with the exception of chassis, would be obtainable with no material impact on the Company's operations. Certain components, however, are produced by only a small group of quality suppliers who have the capacity to supply large quantities on a national basis. This is especially true in the case of motor home chassis, where Ford Motor Company and Freightliner Custom Chassis Corporation are the Company's dominant suppliers. Decisions by such suppliers to decrease chassis production or utilize chassis production internally or shortages, production delays or work stoppages by the employees of such suppliers could have a material adverse effect on the Company's ability to produce, and ultimately the results from operations. The Company purchases Class A and C chassis from Ford Motor Company, Class A chassis from Freightliner Custom Chassis Corporation, Workhorse Custom Chassis LLC and Spartan Motors, Inc., Class C chassis from Chevrolet Motor Division and Volkswagen of America, Inc. Class B chassis from Volkswagen of America, Inc. are utilized in the Company's EuroVan Camper. Only three vendors accounted for as much as five percent of the Company's raw material purchases in fiscal 1999, Ford Motor Company, Freightliner Custom Chassis Corporation, and Volkswagen of America, Inc. (approximately 36 percent, in the aggregate). Ford Motor Company has been the Company's primary supplier of chassis for the past two fiscal years. Ford has advised the industry that for the fourth quarter of calendar 1999 and the first quarter of calendar 2000, it will reduce the number of chassis available to motor home manufacturers. The Company believes it will be able to acquire chassis from other suppliers to offset such reductions.

Motor home bodies are made from various materials and structural components which are typically laminated into rigid, lightweight panels. Body designs are developed with computer design and analysis, and subjected to a variety of tests and evaluations to meet Company standards and requirements.

The Company manufactures picture windows, lavatories, and all of the doors, cabinets, shower pans, waste holding tanks, wheel wells and sun visors used in its recreation vehicles. In addition, the Company produces most of the bucket seats, upholstery items, lounge and dinette seats, seat covers, decorator pillows, curtains and drapes.

The Company produces substantially all of the raw, liquid-painted and powder-coated aluminum extrusions used for interior and exterior trim in its recreation vehicles. The Company also sells aluminum extrusions to over 90 customers.

DISTRIBUTION AND FINANCING

The Company markets its recreation vehicles on a wholesale basis to a broadly diversified dealer organization located throughout the United States and, to a limited extent, in Canada. Foreign sales, including Canada, were less than three percent of net revenues in fiscal 1999. As of August 28, 1999 and August 29, 1998, the motor home dealer organization in the United States and Canada included approximately 340 and 350 dealers, respectively. During fiscal 1999, eight dealers accounted for approximately 25 percent of motor home unit sales, and only one dealer accounted for as much as seven percent (7.0%) of motor home unit sales.

Winnebago Industries Europe GmbH, a wholly owned subsidiary, was sold in August 1997 (See Note 14, "Business Segment Information," in the Company's Annual Report to Shareholders for the year ended August 28, 1999). All international sales (except Canada) are now handled by three distributors in Japan and one distributor in England who market the Company's recreation vehicles.

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

At August 28, 1999, the Company had a staff of 32 people engaged in field sales and service to the motor home dealer organization.

The Company advertises and promotes its products through national RV magazines and cable TV networks and on a local basis through trade shows, television, radio and newspapers, primarily in connection with area dealers.

Substantially all sales of recreation vehicles to dealers are made on cash terms. Most dealers are financed on a "floor plan" basis under which a bank or finance company lends the dealer all, or substantially all, of the purchase price, collateralized by a lien upon, or title to, the merchandise purchased. Upon request of a lending institution financing a dealer's purchases of the Company's products, and after completion of a credit investigation of the dealer involved, the Company will execute a repurchase agreement. These agreements provide that, in the event of default by the dealer on the dealer's agreement to pay the lending institution, the Company will repurchase the financed merchandise. The agreements provide that the Company's liability will not exceed 100 percent of the invoice price and provide for periodic liability reductions based on the time since the date of the invoice. The Company's contingent liability on all repurchase agreements was approximately $168,552,000 and $132,540,000 at August 28, 1999 and August 29, 1998, respectively. Included in these contingent liabilities are approximately $7,480,000 and $18,623,000, respectively, of certain dealer receivables subject to recourse (See Note 8, "Contingent Liabilities and Commitments" in the Company's Annual Report to Shareholders for the year ended August 28, 1999). The Company's contingent liability under repurchase agreements varies significantly from time to time, depending upon seasonal shipments, competition, dealer organization, gasoline supply and availability of bank financing.

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

The Company is a leading manufacturer of motor homes. For the 12 months ended August 31, 1999, Recreation Vehicle Industry Association (RVIA) reported factory shipments of 47,900 Class A motor homes, 3,500 Class B motor homes and 18,500 Class C motor homes. Unit sales of such products by the Company for the last five fiscal years are shown on page 2 of this report. The Company has numerous competitors and potential competitors in this industry. The five largest manufacturers represented approximately 71 percent of the combined Class A and Class C motor home markets for the 12 months ended August 31, 1999, including the Company's sales, which represented 16 percent of the market. As the Company does not manufacture Class B motor homes but only completes a conversion package on these units, the Class B motor home comparison is not included in this report. The Company is not a significant factor in the markets for its other recreation vehicle products and its non-recreation vehicle products and services.

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

The Company has several registered trademarks, including Winnebago, Itasca, Minnie Winnie, Brave, Chieftain, Sunrise, Adventurer, Spirit, Sunflyer, Suncruiser, Sundancer, Rialta and Minnie.

RESEARCH AND DEVELOPMENT

During fiscal 1999, 1998 and 1997, the Company spent approximately $1,978,000, $1,128,000 and $1,695,000, respectively, on research and development activities. These activities involved the equivalent of 32, 16 and 24 full-time employees during fiscal 1999, 1998 and 1997, respectively.

HUMAN RESOURCES

As of September 1, 1999, 1998 and 1997, the Company employed approximately 3,400, 3,010 and 2,830 persons, respectively. Of these, approximately 2,800, 2,410 and 2,270 persons, respectively, were engaged in manufacturing and shipping functions. None of the Company's employees are covered under a collective bargaining agreement.

ITEM 2.  Properties

The Company's manufacturing, maintenance and service operations are conducted in multi-building complexes owned by the Company, containing an aggregate of approximately 1,452,000 square feet in Forest City, Iowa. The Company also owns 698,000 square feet of warehouse facilities located in Forest City. The Company leases approximately 235,000 square feet of its unoccupied manufacturing facilities in Forest City to others. The Company also owns a manufacturing facility (74,000 square feet) in Hampton, Iowa and manufacturing facilities (53,000 square feet) in Charles City, Iowa. The Company leases a storage facility (25,000 square feet) in Hampton, Iowa, a manufacturing facility (17,200 square feet) in Lorimor, Iowa, and a manufacturing facility (10,000 square feet) in Charles City, Iowa. Leases on the above leased facilities expire at various dates, the earliest of which is December 31, 1999. The Company's facilities in Forest City are located on approximately 780 acres of land, all owned by the Company.

Most of the Company's buildings are of steel or steel and concrete construction and are protected from fire with high-pressure sprinkler systems, dust collector systems, automatic fire doors and alarm systems. The Company believes that its facilities and equipment are well maintained, in excellent condition and suitable for the purposes for which they are intended. The Company believes that after the recent expansion in Charles City, Iowa and after future expansions are completed in Hampton, Iowa, Charles City, Iowa and Forest City, Iowa, its facilities will be sufficient to meet its production requirements for the foreseeable future. Should the Company require increased production capacity in the future, the Company believes that additional or alternative space adequate to serve the Company's foreseeable needs would be available.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

Not Applicable.

Executive Officers of the Registrant

            NAME                                         OFFICE (YEAR FIRST ELECTED AN OFFICER)                               AGE
-----------------------------         -----------------------------------------------------------------------------          -------
Bruce D. Hertzke +                    Chairman of the Board, Chief Executive Officer and President (1989)                      48
Edwin F. Barker                       Vice President, Chief Financial Officer (1980)                                           52
Raymond M. Beebe                      Vice President, General Counsel & Secretary (1974)                                       57
Ronald D. Buckmeier                   Vice President, Product Development (1997)                                               52
Robert L. Gossett                     Vice President, Administration (1998)                                                    48
Brian J. Hrubes                       Controller (1996)                                                                        48
James P. Jaskoviak                    Vice President, Sales and Marketing (1994)                                               47
Robert J. Olson                       Vice President, Manufacturing (1996)                                                     48
Joseph L. Soczek, Jr.                 Treasurer (1996)                                                                         56

         +  Director


Officers are elected annually by the Board of Directors. All of the foregoing officers have been employed by the Company as officers or in other responsible positions for at least the last five years, except that Robert L. Gossett was a Vice President of TCB, Inc. prior to joining the Company in 1998. Mr. Gossett had been with TCB for at least the past five years. TCB, Inc. is a nationwide distributor and value-added manufacturer of glass, plastic and ceramic consumer and packaging industry products.

                                     PART II

ITEM 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters

Reference is made to information concerning the market for the Company's common stock, cash dividends and related stockholder matters on page 40 of the Company's Annual Report to Shareholders for the year ended August 28, 1999, which information is incorporated by reference herein. On October 7, 1999, the Board of Directors declared a cash dividend of $.10 per common share payable January 10, 2000 to shareholders of record on December 10, 1999. The Company paid dividends of $.20 per common share during fiscal years 1999 and 1998.

ITEM 6.   Selected Financial Data

Reference is made to the information included under the caption "Selected Financial Data" on page 1 of the Company's Annual Report to Shareholders for the year ended August 28, 1999, which information is incorporated by reference herein.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 17 through 21 of the Company's Annual Report to Shareholders for the year ended August 28, 1999, which information is incorporated by reference herein.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

As of August 28, 1999, the Company had an investment portfolio of fixed income securities, which are classified as cash and cash equivalents of $48.2 million. These securities, like all fixed income investments, are subject to interest rate risk and will decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until maturity and, therefore, the Company would not expect to recognize an adverse impact in income or cash flows in such an event.

As of August 28, 1999, the Company had dealer financing receivables in the amount of $24.6 million. Interest rates charged on these receivables vary based on the prime rate and are adjusted monthly.

ITEM 8.   Financial Statements and Supplementary Data

The consolidated financial statements of the Company which appear on pages 22 through 37 and the report of the independent accountants which appears on page 38, and the supplementary data under "Interim Financial Information (Unaudited)" on page 39 of the Company's Annual Report to Shareholders for the year ended August 28, 1999, are incorporated by reference herein.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.


                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

Reference is made to the table entitled Executive Officers of the Registrant in Part One of this report and to the information included under the caption "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held January 11, 2000, which information is incorporated by reference herein.

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers and directors and persons who beneficially own more than 10 percent of the Company's common stock (collectively "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and the New York Stock Exchange. Reporting Persons are required by the SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received or written representations from certain Reporting Persons that no Forms 5 were required for those persons, the Company believes that, during fiscal year 1999, all the Reporting Persons complied with all applicable filing requirements, except that Mr. John V. Hanson, a Director of the Company, inadvertently omitted to file a Form 4 reporting the purchase by his wife of 100 shares of the Company's common stock.

ITEM 11.  Executive Compensation

Reference is made to the information included under the caption "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held January 11, 2000, which information is incorporated by reference herein.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

Reference is made to the share ownership information included under the caption "Voting Securities and Principal Holders Thereof" in the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held January 11, 2000, which information is incorporated by reference herein.

ITEM 13.  Certain Relationships and Related Transactions

Reference is made to the information included under the caption "Certain Transactions with Management" in the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held January 11, 2000, which information is incorporated by reference herein.

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. The consolidated financial statements of the Company are incorporated by reference in ITEM 8 and an index to financial statements appears on page 13 of this report.

    2. Consolidated Financial Statement Schedules Winnebago Industries, Inc. and Subsidiaries
                                                                          PAGE
                  Report of Independent Auditors on Supplemental
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

                                   WINNEBAGO INDUSTRIES, INC.


                                   By  /s/ Bruce D. Hertzke
                                       --------------------------------
                                           Chairman of the Board

Date:  November 22, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on, November 22, 1999, by the following persons on behalf of the Registrant and in the capacities indicated.


       SIGNATURE                               CAPACITY


/s/ Bruce D. Hertzke
----------------------------
    Bruce D. Hertzke              Chairman of the Board, Chief Executive
                                  Officer, President and Director
                                      (Principal Executive Officer)
/s/ Edwin F. Barker
----------------------------
    Edwin F. Barker               Vice President, Chief Financial Officer
                                      (Principal Financial Officer)
/s/ Brian J. Hrubes
----------------------------
    Brian J. Hrubes               Controller
                                      (Principal Accounting Officer)
/s/ Gerald E. Boman
----------------------------
    Gerald E. Boman               Director

/s/ Jerry N. Currie
----------------------------
    Jerry N. Currie               Director

/s/ Fred G. Dohrmann
----------------------------
    Fred G. Dohrmann              Director

/s/ John V. Hanson
----------------------------
    John V. Hanson                Director

/s/ Gerald C. Kitch
----------------------------
    Gerald C. Kitch               Director

/s/ Richard C. Scott
----------------------------
    Richard C. Scott              Director

/s/ Frederick M. Zimmerman
----------------------------
    Frederick M. Zimmerman        Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


    WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES                      *PAGE

    Independent Auditors' Report                                      38
    Consolidated Balance Sheets                                     22 - 23
    Consolidated Statements of Income                                 24
    Consolidated Statements of Cash Flows                             25
    Consolidated Statements of Changes in Stockholders' Equity        26
    Notes to Consolidated Financial Statements                      27 - 37



       * Refers to respective pages in the Company's 1999 Annual Report to Shareholders, a copy of which is attached hereto, which pages are incorporated herein by reference.

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Winnebago Industries, Inc.
Forest City, Iowa


We have audited the consolidated financial statements of Winnebago Industries, Inc. and subsidiaries (the Company) as of August 28, 1999 and August 29, 1998 and for each of the three years in the period ended August 28, 1999 and have issued our report thereon dated October 7, 1999. Such consolidated financial statements and report are included in your fiscal 1999 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Winnebago Industries, Inc. and subsidiaries, as listed in Item 14(a)2. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Minneapolis, Minnesota
October 7, 1999

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


==================================================================================================================================
                                                                             (Dollars in thousands)
                                          ----------------------------------------------------------------------------------------
               COLUMN                        COLUMN                   COLUMN                   COLUMN        COLUMN      COLUMN
                  A                            B                         C                       D              E           F
--------------------------------------    -------------     ----------------------------    -------------  ----------- -----------
                                                                     ADDITIONS
                                                                   (REDUCTIONS)

                                           BALANCE AT       CHARGED TO                                                   BALANCE
                                           BEGINNING         COST AND       BAD DEBTS        DEDUCTIONS                  AT END OF
       PERIOD AND DESCRIPTION              OF PERIOD         EXPENSES       RECOVERIES       CHARGE-OFFS      OTHER        PERIOD
--------------------------------------    -------------     ------------    ------------    -------------  ----------- -----------
Year Ended August 28, 1999:
     Allowance for doubtful
          accounts receivable                  $ 1,582          $ (616)         $ - - -            $   6      $ - - -       $ 960
     Allowance for doubtful
          dealer receivables                        78             (16)              11            - - -        - - -          73
     Allowance for excess and
          obsolete inventory                       703            1,339           - - -            1,251        - - -         791
     Allowance for doubtful
          notes receivable                         973            (711)           - - -            - - -        - - -         262

Year Ended August 29, 1998:
     Allowance for doubtful
          accounts receivable                    1,429              367           - - -              214        - - -       1,582
     Allowance for doubtful
        dealer receivables                         155              (6)           - - -               71        - - -          78
     Allowance for excess and
          obsolete inventory                       814            1,443           - - -            1,554        - - -         703
     Allowance for doubtful
          notes receivable                       1,465            (492)           - - -            - - -        - - -         973

Year Ended August 30, 1997:
     Allowance for doubtful
          accounts receivable                      702              730               1                4        - - -       1,429
     Allowance for doubtful
          dealer receivables                       197            (160)             118            - - -        - - -         155
     Allowance for excess and
          obsolete inventory                       569            1,319           - - -            1,074        - - -         814
     Allowance for doubtful
          notes receivable                         797              668           - - -            - - -        - - -       1,465


                                  EXHIBIT INDEX



  3a. Articles of Incorporation previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 27, 1988 (Commission File Number 1-6403), and incorporated by reference herein.

  3b. Amended Bylaws of the Registrant previously filed with the Registrant's quarterly report on Form 10-Q for the quarter ended February 27, 1999 (Commission File Number 1-6403), and incorporated by reference herein.

  4a. Restated Inventory Floor Plan Financing Agreement between Winnebago Industries, Inc. and Bank of America Specialty Group (formerly NationsBank Specialty Lending Unit) previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 27, 1994 (Commission File Number 1-6403), and incorporated by reference herein and the First Amendment dated October 31, 1995 thereto.

  4b. Restated Financing and Security Agreement dated July 6, 1995 between Winnebago Industries, Inc. and Bank of America Specialty Group (formerly Nations Bank Specialty Lending Unit) previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 26, 1995 (Commission File Number 1-6403), and incorporated by reference herein.

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

10f. Winnebago Industries, Inc. Officers' Incentive Compensation Plan for fiscal 2000.

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

10j. Amendment to Winnebago Industries, Inc. Executive Share Option Plan previously filed with the Registrant's quarterly report on Form 10-Q for the quarter ended May 29, 1999 (Commission File Number 1-6403), and incorporated by reference herein.

10k. Winnebago Industries, Inc. Officers' Long-Term Incentive Plan, fiscal three-year period 1999, 2000 and 2001 previously filed with the Registrant's quarterly report on Form 10-Q for the quarter ended February 27, 1999 (Commission File Number 1-6403), and incorporated by reference herein.

10l. Winnebago Industries, Inc. Officers' Long-Term Incentive Plan, fiscal three-year period 2000, 2001 and 2002.

13. Winnebago Industries, Inc. Annual Report to Shareholders for the year ended August 28, 1999.

21.    List of Subsidiaries.

23.    Consent of Independent Auditors.

27.    Financial Data Schedule.