Form 10-Q
period 1999-11-27
WINNEBAGO INDUSTRIES INC
filed 2000-01-05
CIK 107687

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

------
  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------  EXCHANGE ACT OF 1934

For the quarterly period ended   November 27, 1999
                               -------------------------------------------------

                                       OR

------
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------ EXCHANGE ACT OF 1934

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

There were 21,803,321 shares of $.50 par value common stock outstanding on January 5, 2000.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES

                          INDEX TO REPORT ON FORM 10-Q

                                                                                   Page Number
                                                                                   -----------
PART I.    FINANCIAL INFORMATION:

           Consolidated Balance Sheets (Interim period information unaudited)          1 & 2

           Unaudited Consolidated Statements of Income                                   3

           Unaudited Consolidated Statements of Cash Flows                               4

           Unaudited Condensed Notes to Consolidated Financial Statements              5 & 6

           Management's Discussion and Analysis of Financial Condition and Results     7 - 9
              of Operations

PART II.   OTHER INFORMATION                                                          10 - 12

Part I Financial Information
Item 1.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

Dollars in thousands
                                                        NOVEMBER 27,     AUGUST 28,
                  ASSETS                                    1999            1999
----------------------------------------------------    ------------    ------------
                                                        (Unaudited)
CURRENT ASSETS
Cash and cash equivalents                               $     40,213    $     48,160
Receivables, less allowance for doubtful
   accounts ($1,022 and $960, respectively)                   30,122          33,342
Dealer financing receivables, less allowance
   for doubtful accounts ($91 and $73, respectively)          28,576          24,573
Inventories                                                   86,094          87,031
Prepaid expenses                                               4,286           3,593
Deferred income taxes                                          6,982           6,982
                                                        ------------    ------------

     Total current assets                                    196,273         203,681
                                                        ------------    ------------

PROPERTY AND EQUIPMENT, at cost
Land                                                           1,146           1,150
Buildings                                                     41,946          41,136
Machinery and equipment                                       75,823          73,839
Transportation equipment                                       5,411           5,345
                                                        ------------    ------------
                                                             124,326         121,470
     Less accumulated depreciation                            84,529          83,099
                                                        ------------    ------------

     Total property and equipment, net                        39,797          38,371
                                                        ------------    ------------

LONG-TERM NOTES RECEIVABLE,
    less allowances for doubtful accounts
    ($257 and $262, respectively)                                774             787
                                                        ------------    ------------

INVESTMENT IN LIFE INSURANCE                                  20,108          19,749
                                                        ------------    ------------

DEFERRED INCOME TAXES, NET                                    18,654          18,654
                                                        ------------    ------------

OTHER ASSETS                                                   6,196           4,647
                                                        ------------    ------------

TOTAL ASSETS                                            $    281,802    $    285,889
                                                        ============    ============


See Unaudited Condensed Notes to Consolidated Financial Statements.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

Dollars in thousands
                                                           NOVEMBER 27,     AUGUST 28,
LIABILITIES AND STOCKHOLDERS' EQUITY                           1999            1999
-------------------------------------------------------    ------------    ------------
                                                           (Unaudited)
CURRENT LIABILITIES
Accounts payable, trade                                    $     23,608    $     38,604
Income tax payable                                               16,533          10,201
Accrued expenses:
     Insurance                                                    4,468           3,962
     Product warranties                                           7,122           6,407
     Accrued compensation                                         9,865          13,204
     Promotional                                                  3,620           2,629
     Other                                                        4,967           4,954
                                                           ------------    ------------

        Total current liabilities                                70,183          79,961
                                                           ------------    ------------

POSTRETIREMENT HEALTH CARE AND DEFERRED
   COMPENSATION BENEFITS                                         58,514          56,544
                                                           ------------    ------------

STOCKHOLDERS' EQUITY
Capital stock, common, par value $.50; authorized
   60,000,000 shares:  issued 25,876,000 and 25,874,000
   shares, respectively                                          12,938          12,937
Additional paid-in capital                                       22,084          21,907
Reinvested earnings                                             163,855         151,482
                                                           ------------    ------------
                                                                198,877         186,326
Less treasury stock, at cost                                     45,772          36,942
                                                           ------------    ------------

Total stockholders' equity                                      153,105         149,384
                                                           ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $    281,802    $    285,889
                                                           ============    ============


See Unaudited Condensed Notes to Consolidated Financial Statements.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
================================================================================

In thousands, except per share data
                                                            THIRTEEN WEEKS ENDED
                                                        NOVEMBER 27,    NOVEMBER 28,
                                                           1999             1998
                                                        ------------    ------------
Net revenues                                            $    182,551    $    157,664
Cost of goods sold                                           151,678         132,788
                                                        ------------    ------------
     Gross profit                                             30,873          24,876
                                                        ------------    ------------
Operating expenses:
     Selling and delivery                                      6,260           5,102
     General and administrative                                6,553           5,694
                                                        ------------    ------------
     Total operating expenses                                 12,813          10,796
                                                        ------------    ------------

Operating income                                              18,060          14,080

Financial income                                                 653             581
                                                        ------------    ------------

Pre-tax income                                                18,713          14,661

Provision for taxes                                            6,332           5,012
                                                        ------------    ------------

Net income                                              $     12,381    $      9,649
                                                        ============    ============

Earnings per common share (Note 7):
     Basic                                              $        .56    $        .43
     Diluted                                                     .55             .43
                                                        ============    ============

Weighted average common shares outstanding (Note 7):
     Basic                                                    22,114          22,224
     Diluted                                                  22,531          22,458
                                                        ============    ============


See Unaudited Condensed Notes to Consolidated Financial Statements.

================================================================================

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands                                                     THIRTEEN WEEKS ENDED
                                                                     NOVEMBER 27,     NOVEMBER 28,
                                                                         1999             1998
                                                                     ------------     ------------
Cash flows from operating activities:
  Net income                                                         $     12,381     $      9,649
Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation and amortization                                             1,526            1,353
  Other                                                                        81              274
Change in assets and liabilities:
  Decrease (increase) in receivable and other assets                        2,470           (5,192)
  Decrease (increase) in inventories                                          937           (1,487)
  Decrease in accounts payable and accrued expenses                       (16,110)          (6,805)
  Increase in income taxes payable                                          6,332            3,874
  Increase in postretirement benefits                                       1,619            1,257
  Other                                                                        --             (238)
                                                                     ------------     ------------
Net cash provided by operating activities                                   9,236            2,685
                                                                     ------------     ------------

Cash flows used by investing activities:
  Purchases of property and equipment                                      (2,992)          (1,969)
  Investments in dealer receivables                                       (28,971)         (25,432)
  Collections of dealer receivables                                        24,953           12,453
  Other                                                                    (1,513)             214
                                                                     ------------     ------------
Net cash used by investing activities                                      (8,523)         (14,734)
                                                                     ------------     ------------

Cash flows used by financing activities and capital transactions:
  Payments for purchase of common stock                                    (9,280)          (8,141)
  Payment of cash dividends                                                    (7)              (7)
  Other                                                                       627              278
                                                                     ------------     ------------
Net cash used by financing activities and
   capital transactions                                                    (8,660)          (7,870)
                                                                     ------------     ------------
Net decrease in cash and cash equivalents                                  (7,947)         (19,919)

Cash and cash equivalents - beginning of period                            48,160           54,740
                                                                     ------------     ------------

Cash and cash equivalents - end of period                            $     40,213     $     34,821
                                                                     ============     ============


See Unaudited Condensed Notes to Consolidated Financial Statements.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
         UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of November 27, 1999, the consolidated results of operations and the consolidated cash flows for the 13 weeks ended November 27, 1999 and November 28, 1998. The results of operations for the 13 weeks ended November 27, 1999, are not necessarily indicative of the results to be expected for the full year. The balance sheet data as of August 28, 1999 was derived from audited financial statements, but does not include all disclosures contained in the Company's Annual Report to Shareholders for the year ended August 28, 1999. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company's Annual Report to Shareholders for the year ended August 28, 1999.

2. Inventories are valued at the lower of cost or market, with cost being determined under the last-in, first-out (LIFO) method and market defined as net realizable value.

     Inventories are composed of the following (dollars in thousands):

                                       November 27,      August 28,
                                           1999             1999
                                       ------------     ------------

                 Finished goods         $  30,924        $  25,622
                 Work in process           22,959           24,822
                 Raw materials             50,937           55,076
                                        ---------        ---------
                                          104,820          105,520
                 LIFO reserve             (18,726)         (18,489)
                                        ---------        ---------
                                        $  86,094        $  87,031
                                        =========        =========

3. Since March 1992, the Company has had a financing and security agreement with Bank of America Specialty Group (formerly NationsBank Specialty Lending Unit). Terms of the agreement limit borrowings to the lesser of $30,000,000 or 75 percent of eligible inventory (fully manufactured recreation vehicles and motor home chassis and related components). Borrowings are secured by the Company's receivables and inventory. Borrowings under the agreement bear interest at the prime rate, as defined in the agreement, plus 50 basis points. The line of credit is available and continues during successive one-year periods unless either party provides at least 90-days' notice prior to the end of the one-year period to the other party that they wish to terminate the line of credit. The agreement also contains certain restrictive covenants including maintenance of minimum net worth, working capital and current ratio. As of November 27, 1999, the Company was in compliance with these financial covenants. There were no outstanding borrowings under the line of credit at November 27, 1999 or August 28, 1999.

4. It is customary practice for companies in the recreation vehicle industry to enter into repurchase agreements with lending institutions which have provided wholesale floor plan financing to dealers. The Company's agreements provide for the repurchase of its products from the financing institution in the event of repossession upon a dealer's default. The Company was contingently liable for approximately $187,318,000 and $168,552,000 under repurchase agreements with lending institutions as of November 27, 1999 and August 28, 1999, respectively. Included in these contingent liabilities as of November 27, 1999 and August 28, 1999 are approximately $12,183,000 and $7,480,000, respectively, of certain dealer receivables subject to recourse agreements with Bank of America Specialty Group (formerly NationsBank Specialty Lending Unit) and Conseco Finance Servicing Group (formerly Green Tree Financial).

5. For the periods indicated, the Company paid cash for the following (dollars in thousands):

                                           THIRTEEN WEEKS ENDED
                                      ------------------------------
                                       November 27,     November 28,
                                           1999             1998
                                       ------------     ------------
                Interest                  $      --         $     61
                Income taxes                     --            1,375

6. On June 17, 1999, the Board of Directors authorized the repurchase of outstanding shares of the Company's common stock for an aggregate purchase price of up to $15,000,000. As of November 27, 1999, 528,900 shares were repurchased for an aggregate consideration of $9,280,000 under this repurchase authorization.

7. The following table reflects the calculation of basic and diluted earnings per share for the 13 weeks ended November 27, 1999 and November 28, 1998:

                                                      THIRTEEN WEEKS ENDED
                                                  ----------------------------
                                                  NOVEMBER 27,    NOVEMBER 28,
       IN THOUSANDS EXCEPT PER SHARE DATA            1999             1998
                                                  ------------    ------------

       EARNINGS PER SHARE - BASIC:
       ---------------------------
       Net income                                 $     12,381    $      9,649
                                                  ------------    ------------
       Weighted average shares outstanding              22,114          22,224
                                                  ------------    ------------
       Earnings per share - basic                 $        .56    $        .43
                                                  ------------    ------------

       EARNINGS PER SHARE - ASSUMING DILUTION:
       ---------------------------------------
       Net income                                 $     12,381    $      9,649
                                                  ------------    ------------
       Weighted average shares outstanding              22,114          22,224
       Dilutive impact of options outstanding              417             234
                                                  ------------    ------------
       Weighted average shares & potential
           dilutive shares outstanding                  22,531          22,458
                                                  ------------    ------------
       Earnings per share - assuming dilution     $        .55    $        .43
                                                  ------------    ------------

8. The Company defines its operations into two business segments: Recreational vehicles and other manufactured products and dealer financing. Recreation vehicles and other manufactured products includes all data relative to the manufacturing and selling of the Company's Class A, B and C motor home products as well as sales of component products for other manufacturers and recreation vehicle related parts and service revenue. Dealer financing includes floorplan and rental unit financing for a limited number of the Company's dealers. Management focuses on operating income as a segment's measure of profit or loss when evaluating a segment's financial performance. Operating income is before interest expense, interest income, and income taxes. A variety of balance sheet ratios are used by management to measure the business. Maximizing the return from each segment's assets excluding cash and cash equivalents is the primary focus. Identifiable assets are those assets used in the operations of each industry segment. General corporate assets consist of cash and cash equivalents, deferred income taxes and other corporate assets not related to the two business segments. General corporate income and expenses include administrative costs. Inter-segment sales and expenses are not significant.

     For the 13 weeks ended November 27, 1999 and November 28, 1998, the Company's segment information is as follows:

                                  RECREATION
                               VEHICLES & OTHER
                                 MANUFACTURED     DEALER    GENERAL
(DOLLARS IN THOUSANDS)             PRODUCTS     FINANCING  CORPORATE    TOTAL
-------------------------------------------------------------------------------

13 WEEKS ENDED NOVEMBER 27, 1999
Net revenues                       $181,681     $    870   $     --    $182,551
Operating income (loss)              17,345          841       (126)     18,060
Identifiable assets                 207,408       29,527     44,867     281,802

13 WEEKS ENDED NOVEMBER 28, 1998
Net revenues                       $157,083     $    581   $     --    $157,664
Operating income                     13,503          493         84      14,080
Identifiable assets                 141,338       27,771     62,058     231,167

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Thirteen Weeks Ended November 27, 1999 Compared to Thirteen Weeks Ended November 28, 1998

Net revenues for the 13 weeks ended November 27, 1999 were $182,551,000 an increase of $24,887,000, or 15.8 percent from the 13 week period ended November 28, 1998. Motor home shipments (Class A and C) were 2,625 units, an increase of 159 units, or 6.4 percent, during the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999. The percentage increase in net revenues in the first quarter of fiscal 2000 was greater than the percentage increase in motor home shipments for that period as a result of the Company's shipment of a greater number of higher priced diesel-powered Class A vehicles during the first quarter of fiscal 2000. Favorable demographic trends and high consumer confidence levels have continued the upward momentum for the Company as well as the recreation vehicle market in general. At both November 27, 1999 and November 28, 1998, the Company's order backlog of Class A and Class C motor homes was approximately 2,700 orders. The Company includes in its backlog all accepted purchase orders from dealers shippable within the next six months. Orders in backlog can be canceled at the option of the purchaser at any time without penalty and, therefore, backlog may not necessarily be a measure of future sales.

Gross profit, as a percent of net revenues, was 16.9 percent for the 13 weeks ended November 27, 1999 compared to 15.8 percent for the 13 weeks ended November 28, 1998. The Company's gross profit percentage increased as a result of a favorable product mix change and higher volume of motor home production and shipments during the first quarter of fiscal 2000.

Selling and delivery expenses were $6,260,000 or 3.4 percent of net revenues during the first quarter of fiscal 2000 compared to $5,102,000 or 3.2 percent of net revenues during the first quarter of fiscal 1999. The increase in dollars can be attributed primarily to increases in the Company's direct mailing program and brochure development. Also contributing to the change was an increase in the Company's promotional expense during the first quarter of fiscal 2000.

General and administrative expenses were $6,553,000 or 3.6 percent of net revenues during the 13 weeks ended November 27, 1999 compared to $5,694,000 or
3.6 percent of net revenues during the 13 weeks ended November 28, 1998. The increase in dollars can be attributed primarily to increases in the Company's employee incentive programs and corporate donations during the 13 weeks ended November 27, 1999.

The Company had net financial income of $653,000 for the first quarter of fiscal 2000 compared to net financial income of $581,000 for the comparable quarter of fiscal 1999. During the 13 weeks ended November 27, 1999, the Company recorded $626,000 of net interest income and gains of $27,000 in foreign currency transactions. During the 13 weeks ended November 28, 1998, the Company recorded $651,000 of net interest income and losses of $70,000 in foreign currency transactions.

For the first quarter of fiscal 2000, the Company had net income of $12,381,000, or $.55 per diluted share, compared to the first quarter of fiscal 1999's net income of $9,649,000, or $.43 per diluted share. Net income and earnings per diluted share increased by 28.3 percent and 27.9 percent, respectively, when comparing the first quarter of fiscal 2000 to the first quarter of fiscal 1999.

LIQUIDITY AND FINANCIAL CONDITION

The Company meets its working capital requirements, capital equipment requirements and cash requirements of subsidiaries with funds generated internally.

At November 27, 1999, working capital was $126,090,000, an increase of $2,370,000 from the amount at August 28, 1999. The Company's principal uses of cash during the 13 weeks ended November 27, 1999 were $28,971,000 of dealer receivable investments and $9,280,000 for the purchase of shares of the Company's Common Stock. The Company's principal sources of cash during the 13 weeks ended November 27, 1999 were income from operations and the collection of $24,953,000 in dealer receivables. The Company's sources and uses of cash during the 13 weeks ended November 27, 1999 are set forth in the unaudited consolidated statement of cash flows for that period.

Principal known demands at November 27, 1999 on the Company's liquid assets for the remainder of fiscal 2000 include approximately $16,700,000 of capital expenditures and payments of cash dividends. On October 7, 1999, the Board of Directors declared a cash dividend of $.10 per common share payable January 10, 2000, to shareholders of record on December 10, 1999.

Management currently expects its cash on hand, funds from operations and borrowings available under existing credit facilities to be sufficient to cover both short-term and long-term operating requirements.

ACCOUNTING CHANGES

Recognition of Derivative Instruments and Hedging Activities

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 and must be adopted by the Company no later than fiscal 2001. This statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure these instruments at fair value. The Company has not completed the process of evaluating the effect of SFAS No. 133 on its financial statements.

FORWARD LOOKING INFORMATION

Except for the historical information contained herein, certain of the matters discussed in this report are "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties, including, but not limited to availability of chassis, slower than anticipated sales of new or existing products, a significant increase in interest rates, a general slow down in the economy, or new product introductions by competitors and other factors which may be disclosed throughout this Form 10-Q. Any forecasts and projections in this report are "forward looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including the aforementioned risk factors, actual results could differ materially.

YEAR 2000 (Y2K) COMPLIANCE

Introduction

The term "year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers as the year 2000 is approached and reached. These problems generally arise from the fact that most computer hardware and software have historically used only two digits to identify the year in a date.

Y2K Background

The Company's overall goal is to be Y2K ready. "Y2K ready" means that critical systems, devices, applications or business relationships have been evaluated and are expected to be suitable for continued use into and beyond the Y2K, or contingency plans are in place. The Company started its Y2K project in 1996.

Y2K Project

The Company's Y2K project is divided into four major steps: 1) Strategy for compliance; 2) Inventory and assessment; 3) Remediation; and 4) System testing.

     1. The Company decided to make the corrections for compliance by programming rather than through file conversion.

     2. Using its chosen method of correction, management determined that approximately 25 percent of its current Information Systems Department's available time would be required to complete the Y2K project by mid-year 1998.

     3.   The Company's programs' corrections were completed in May 1998.

     4.   System testing was completed in September, 1999.

The Company's Plant Engineering and Maintenance Department was charged with the assessment and remediation of any Y2K problems in its plant production equipment and in any building infrastructure equipment. As of October 1999, plant production equipment was reviewed and updated for Y2K compliance. Building infrastructure equipment was reviewed and has been updated to Y2K compliance.

The Company's Purchasing and Information Systems Departments have contacted all of the Company's major suppliers to determine their readiness for their compliance with the Y2K issue.

The Company is not aware of any date sensitive chips in the component parts of its products that could cause a problem with its products in the field when the date January 1, 2000 is reached.

Costs

The total cost associated with the modifications has not exceeded $300,000 and these costs have all been expensed.

Risks

The failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's operations. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the Y2K readiness of the Company's third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Y2K failures will have a material impact on the Company's operations. The Company believes that, with the completion of its Y2K project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

As of January 5, 2000, the Company's computer systems and manufacturing facilities have operated without any Y2K related problems and appear to be Y2K compliant. The Company is not aware that any of its major third-party suppliers have experienced significant Y2K compliance problems.

Contingency

The Company believes it has addressed all Y2K issues. Should a significant problem occur, the Company will revert to standard manual procedures to continue operation until the problem is corrected.

Readers are cautioned that forward-looking statements contained in the Y2K update should be read in conjunction with the Company's disclosures under the heading: "FORWARD LOOKING INFORMATION".

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of November 27, 1999, the Company had an investment portfolio of fixed income securities, which are classified as cash and cash equivalents of $40.2 million. These securities, like all fixed income investments, are subject to interest rate risk and will decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until maturity, and therefore, the Company would not expect to recognize an adverse impact in income or cash flows in such an event.

As of November 27, 1999, the Company had dealer financing receivables in the amount of $28.6 million. Interest rates charged on these receivables vary based on the prime rate and are adjusted monthly.

Part II

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits - See Exhibit Index on page 12.

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


Date   January 5, 2000                  /s/ Bruce D. Hertzke
      ------------------                ----------------------------------------
                                        Bruce D. Hertzke
                                        Chairman of the Board, Chief Executive
                                        Officer, and President
                                                 (Principal Executive Officer)



Date   January 5, 2000                  /s/ Edwin F. Barker
      ------------------                ----------------------------------------
                                        Edwin F. Barker
                                        Vice President - Chief Financial Officer
                                                 (Principal Financial Officer)

                                  EXHIBIT INDEX


27.    Financial Data Schedule.