Form 10-Q
period 2000-02-26
WINNEBAGO INDUSTRIES INC
filed 2000-04-07
CIK 107687

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)
----
  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----    EXCHANGE ACT OF 1934

For the quarterly period ended           February 26, 2000
                               -----------------------------------


                                       OR
----
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

There were 21,560,992 shares of $.50 par value common stock outstanding on April 6, 2000.

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


Part I Financial Information
Item 1.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


Dollars in thousands
                                                             FEBRUARY 26,          AUGUST 28,
                       ASSETS                                    2000                1999
--------------------------------------------------------     ------------        ------------
                                                              (Unaudited)
CURRENT ASSETS
Cash and cash equivalents                                    $     43,498        $     48,160
Receivables, less allowance for doubtful
   accounts ($1,033 and $960, respectively)                        32,562              33,342
Dealer financing receivables, less allowance
   for doubtful accounts ($105 and $73, respectively)              31,204              24,573
Inventories                                                        82,509              87,031
Prepaid expenses                                                   17,586               3,593
Deferred income taxes                                               6,982               6,982
                                                             ------------        ------------

     Total current assets                                         214,341             203,681
                                                             ------------        ------------

PROPERTY AND EQUIPMENT, at cost
Land                                                                1,137               1,150
Buildings                                                          43,362              41,136
Machinery and equipment                                            78,242              73,839
Transportation equipment                                            5,317               5,345
                                                             ------------        ------------
                                                                  128,058             121,470
     Less accumulated depreciation                                 85,859              83,099
                                                             ------------        ------------

     Total property and equipment, net                             42,199              38,371
                                                             ------------        ------------

LONG-TERM NOTES RECEIVABLE, less allowances
    ($294 and $262, respectively)                                     713                 787
                                                             ------------        ------------

INVESTMENT IN LIFE INSURANCE                                       20,355              19,749
                                                             ------------        ------------

DEFERRED INCOME TAXES, NET                                         18,654              18,654
                                                             ------------        ------------

OTHER ASSETS                                                        6,629               4,647
                                                             ------------        ------------

TOTAL ASSETS                                                 $    302,891        $    285,889
                                                             ============        ============


See Unaudited Condensed Notes to Consolidated Financial Statements

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



Dollars in thousands
                                                               FEBRUARY 26,        AUGUST 28,
LIABILITIES AND STOCKHOLDERS' EQUITY                              2000                 1999
-------------------------------------------------------        ------------        ------------
                                                                (Unaudited)
CURRENT LIABILITIES
Accounts payable, trade                                        $     26,582        $     38,604
Income tax payable                                                   22,809              10,201
Accrued expenses:
     Insurance                                                        5,310               3,962
     Product warranties                                               7,794               6,407
     Accrued compensation                                            11,710              13,204
     Promotional                                                      5,284               2,629
     Other                                                            5,637               4,954
                                                               ------------        ------------

        Total current liabilities                                    85,126              79,961
                                                               ------------        ------------

POSTRETIREMENT HEALTH CARE AND DEFERRED
   COMPENSATION BENEFITS                                             59,792              56,544
                                                               ------------        ------------

STOCKHOLDERS' EQUITY
Capital stock, common, par value $.50; authorized
   60,000,000 shares:  issued 25,876,000 and 25,874,000
   shares, respectively                                              12,938              12,937
Additional paid-in capital                                           21,980              21,907
Reinvested earnings                                                 173,524             151,482
                                                               ------------        ------------
                                                                    208,442             186,326
Less treasury stock, at cost                                         50,469              36,942
                                                               ------------        ------------

Total stockholders' equity                                          157,973             149,384
                                                               ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $    302,891        $    285,889
                                                               ============        ============


See Unaudited Condensed Notes to Consolidated Financial Statements

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
================================================================================


IN THOUSANDS EXCEPT PER SHARE DATA
                                                                    THIRTEEN WEEKS ENDED                   TWENTY-SIX WEEKS ENDED
                                                            --------------------------------        --------------------------------
                                                            February 26,        February 27,        February 26,        February 27,
                                                               2000                 1999                2000               1999
                                                            ------------        ------------        ------------        ------------
Net revenues                                                $    187,144        $    154,132        $    369,695        $    311,796
Cost of goods sold                                               156,352             129,763             308,030             262,551
                                                            ------------        ------------        ------------        ------------
     Gross profit                                                 30,792              24,369              61,665              49,245
                                                            ------------        ------------        ------------        ------------

Operating expenses:
     Selling and delivery                                          5,641               5,494              11,901              10,596
     General and administrative                                    8,148               4,289              14,701               9,983
                                                            ------------        ------------        ------------        ------------
     Total operating expenses                                     13,789               9,783              26,602              20,579
                                                            ------------        ------------        ------------        ------------

Operating income                                                  17,003              14,586              35,063              28,666

Financial income                                                     905                 565               1,558               1,146
                                                            ------------        ------------        ------------        ------------

Pre-tax income                                                    17,908              15,151              36,621              29,812

Provision for taxes                                                6,057               5,197              12,389              10,209
                                                            ------------        ------------        ------------        ------------

Net income                                                  $     11,851        $      9,954        $     24,232        $     19,603
                                                            ============        ============        ============        ============

Earnings per common share (Note 7):
   Basic                                                    $        .54        $        .45        $       1.10        $        .88
   Diluted                                                  $        .54        $        .45        $       1.08        $        .88

Weighted average common shares outstanding (Note 7):
   Basic                                                          21,765              22,145              21,946              22,184
   Diluted                                                        22,134              22,317              22,339              22,387


See Unaudited Condensed Notes to Consolidated Financial Statements.

================================================================================

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


Dollars in thousands                                                          TWENTY-SIX WEEKS ENDED
                                                                         ---------------------------------
                                                                          February 26,        February 27,
                                                                             2000                 1999
                                                                         ------------         ------------
Cash flows from operating activities:
  Net income                                                             $     24,232         $     19,603
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization                                                 3,144                2,754
  Other                                                                           177                  296
Change in assets and liabilities:
  Increase in receivable and other assets                                     (13,381)             (19,045)
  Decrease (increase) in inventories                                            4,522               (4,423)
  (Decrease) increase in accounts payable and accrued expenses                 (7,443)               2,068
  Increase in income taxes payable                                             12,608                9,071
  Increase in postretirement benefits                                           2,966                2,592
  Other                                                                         - - -                 (238)
                                                                         ------------         ------------
Net cash provided by operating activities                                      26,825               12,678
                                                                         ------------         ------------

Cash flows used by investing activities:
  Purchases of property and equipment                                          (7,147)              (6,216)
  Investments in dealer receivables                                           (53,635)             (50,104)
  Collections of dealer receivables                                            46,978               33,292
  Other                                                                        (2,040)               2,560
                                                                         ------------         ------------
Net cash used by investing activities                                         (15,844)             (20,468)
                                                                         ------------         ------------

Cash flows used by financing activities and capital transactions:
  Payments for purchase of common stock                                       (14,490)              (8,975)
  Payment of cash dividends                                                    (2,189)              (2,221)
  Other                                                                         1,036                  816
                                                                         ------------         ------------
Net cash used by financing activities and
   capital transactions                                                       (15,643)             (10,380)
                                                                         ------------         ------------
Net decrease in cash and cash equivalents                                      (4,662)             (18,170)

Cash and cash equivalents - beginning of period                                48,160               53,859
                                                                         ------------         ------------

Cash and cash equivalents - end of period                                $     43,498         $     35,689
                                                                         ============         ============


See Unaudited Condensed Notes to Consolidated Financial Statements.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
         UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of February 26, 2000, the consolidated results of operations for the 26 and 13 weeks ended February 26, 2000 and February 27, 1999, and the consolidated cash flows for the 26 weeks ended February 26, 2000 and February 27, 1999. The results of operations for the 26 weeks ended February 26, 2000, are not necessarily indicative of the results to be expected for the full year. The balance sheet data as of August 28, 1999 was derived from audited financial statements, but does not include all disclosures contained in the Company's Annual Report to Shareholders for the year ended August 28, 1999. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company's Annual Report to Shareholders for the year ended August 28, 1999.

2. Inventories are valued at the lower of cost or market, with cost being determined under the last-in, first-out (LIFO) method and market defined as net realizable value.

       Inventories are composed of the following (dollars in thousands):

                                                February 26,             August 28,
                                                    2000                    1999
                                             -------------------      ------------------
           Finished goods................          $   30,486             $   25,622
           Work in process...............              23,731                 24,822
           Raw materials.................              47,546                 55,076
                                            ------------------      -----------------
                                                      101,763                105,520
           LIFO
           reserve.......................             (19,254)               (18,489)
                                            ------------------      -----------------
                                                   $   82,509             $   87,031
                                            ==================      =================

3. Since March 1992, the Company has had a financing and security agreement with Bank of America Specialty Group (formerly NationsBank Specialty Lending Unit). Terms of the agreement limit borrowings to the lesser of $30,000,000 or 75 percent of eligible inventory (fully manufactured recreation vehicles and motor home chassis and related components). Borrowings are secured by the Company's receivables and inventory. Borrowings under the agreement bear interest at the prime rate, as defined in the agreement, plus 50 basis points. The line of credit is available and continues during successive one-year periods unless either party provides at least 90-days' notice prior to the end of the one-year period to the other party that they wish to terminate the line of credit. The agreement also contains certain restrictive covenants including maintenance of minimum net worth, working capital and current ratio. As of February 26, 2000, the Company was in compliance with these financial covenants. There were no outstanding borrowings under the line of credit at February 26, 2000 or August 28, 1999.

4. It is customary practice for companies in the recreation vehicle industry to enter into repurchase agreements with lending institutions which have provided wholesale floor plan financing to dealers. The Company's agreements provide for the repurchase of its products from the financing institution in the event of repossession upon a dealer's default. The Company was contingently liable for approximately $224,421,000 and $168,552,000 under repurchase agreements with lending institutions as of February 26, 2000 and August 28, 1999, respectively. Included in these contingent liabilities as of February 26, 2000 and August 28, 1999 are approximately $11,353,000 and $7,480,000, respectively, of certain dealer receivables subject to recourse agreements with Bank of America Specialty Group (formerly NationsBank Specialty Lending Unit) and Conseco Finance Servicing Group (formerly Green Tree Financial).

5. For the periods indicated, the Company paid cash for the following (dollars in thousands):

                                          TWENTY-SIX WEEKS ENDED
                                --------------------------------------------
                                   February 26,             February 27,
                                       2000                     1999
                                --------------------     -------------------
             Interest                       $   129                  $   91
             Income taxes                    13,205                  11,670

6. On March 9, 2000, the Company completed the repurchase of outstanding shares of its common stock authorized by the Board of Directors on June 17, 1999. Under this repurchase program, 820,675 shares were repurchased for an aggregate consideration of approximately $15,000,000. On March 15, 2000, the Board of Directors authorized the repurchase of outstanding shares of the Company's common stock for an aggregate purchase price of up to $15,000,000. Between December 30, 1997 and March 9, 2000, the Company repurchased 4,494,098 shares of its outstanding common stock.

7. The following table reflects the calculation of basic and diluted earnings per share for the 13 and 26 weeks ended February 26, 2000 and February 27, 1999:

                                                           THIRTEEN WEEKS ENDED                     TWENTY-SIX WEEKS ENDED
                                                   --------------------------------------    -------------------------------------
                                                     FEBRUARY 26,         FEBRUARY 27,         FEBRUARY 26,        FEBRUARY 27,
       IN THOUSANDS EXCEPT PER SHARE DATA                2000                 1999                 2000                1999
                                                   -----------------    -----------------    -----------------    ----------------
       EARNINGS PER SHARE - BASIC:
       Net income                                        $   11,851           $    9,954           $   24,232          $   19,603
                                                   -----------------    -----------------    -----------------    ----------------
       Weighted average shares outstanding                   21,765               22,145               21,946              22,184
                                                   -----------------    -----------------    -----------------    ----------------
       Earnings per share - basic                         $     .54            $     .45            $    1.10           $     .88
                                                   -----------------    -----------------    -----------------    ----------------

       EARNINGS PER SHARE - ASSUMING DILUTION:
       Net income                                        $   11,851           $    9,954     $         24,232     $        19,603
                                                   -----------------    -----------------    -----------------    ----------------
       Weighted average shares outstanding                   21,765               22,145               21,946              22,184
       Dilutive impact of options outstanding                   369                  172                  393                 203
                                                   -----------------    -----------------    -----------------    ----------------
       Weighted average shares & potential
           dilutive shares outstanding                       22,134               22,317               22,339              22,387
                                                   -----------------    -----------------    -----------------    ----------------
       Earnings per share - assuming dilution             $     .54            $     .45            $    1.08           $     .88
                                                   -----------------    -----------------    -----------------    ----------------

       There were options to purchase 14,000 shares of common stock outstanding at a price of $15.1875 per share during the 13 weeks ended February 27, 1999. These options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

8.     The Company defines its operations into two business segments:
       Recreational vehicles and other manufactured products and dealer financing. Recreation vehicles and other manufactured products includes all data relative to the manufacturing and selling of the Company's Class A, B and C motor home products as well as sales of component products for other manufacturers and recreation vehicle related parts and service revenue. Dealer financing includes floorplan unit financing for the Company's dealers whom have limited floorplan financing resources. Management focuses on operating income as a segment's measure of profit or loss when evaluating a segment's financial performance. Operating income is before interest expense, interest income, and income taxes. A variety of balance sheet ratios are used by management to measure the business. Identifiable assets are those assets used in the operations of each industry segment. General corporate assets consist of cash and cash equivalents, deferred income taxes and other corporate assets not related to the two business segments. General corporate income and expenses include administrative costs. Inter-segment sales and expenses are not significant.

       For the 26 weeks ended February 26, 2000 and February 27, 1999, the Company's segment information is as follows:


                                                       RECREATION VEHICLES &
                                                         OTHER MANUFACTURED       DEALER         GENERAL
     (DOLLARS IN THOUSANDS)                                   PRODUCTS           FINANCING      CORPORATE          TOTAL
     ------------------------------------------------- ----------------------- -------------- --------------- ----------------
     26 WEEKS ENDED FEBRUARY 26, 2000
     Net revenues                                           $ 367,900            $  1,795      $    - - -        $ 369,695
     Operating income (loss)                                   33,808               1,739           (484)           35,063
     Identifiable assets                                      183,520              32,466          86,905          302,891

     26 WEEKS ENDED FEBRUARY 27, 1999
     Net revenues                                           $ 310,389            $  1,407      $    - - -        $ 311,796
     Operating income (loss)                                   26,359               2,397            (90)           28,666
     Identifiable assets                                      149,375              30,710          73,740          253,825


Item 2.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Thirteen Weeks Ended February 26, 2000 Compared to Thirteen Weeks Ended February 27, 1999

Net revenues for manufactured products for the 13 weeks ended February 26, 2000 were $186,219,000, an increase of $32,913,000 or 21.5 percent from the 13-week period ended February 27, 1999. Motor home shipments (Class A and C) during the second quarter of fiscal 2000 were 2,592 units, an increase of 307 units, or
13.4 percent, compared to the second quarter of fiscal 1999. As a result of the Company's shipments of more units with slideout features and a greater number of higher priced diesel-powered Class A vehicles, the percentage increase in net revenues for manufactured products in the second quarter of fiscal 2000 was greater than the percentage increase in motor home shipments for that period. Even though there have been recent increases in fuel costs and interest rates, the Company remains guardedly optimistic about continued sales growth due to excellent traffic at early spring RV shows and current retail sales levels. Order backlog for the Company's Class A and Class C motor homes was approximately 2,500 orders and 3,300 orders at February 26, 2000 and February 27, 1999, respectively. The Company includes in its backlog all accepted purchase orders from dealers shippable within the next six months. Orders in backlog can be canceled at the option of the purchaser at any time without penalty and, therefore, backlog may not necessarily be a measure of future sales.

Net revenues for dealer financing of Winnebago Acceptance Corporation (WAC) were $925,000 for the 13 weeks ended February 26, 2000, an increase of $99,000 or
12.0 percent from the 13-week period ended February 27, 1999. Increased revenues for dealer financing reflect an increase in interest rates charged and to a lesser extent an increase in average dealer receivable balances when comparing the second quarter of fiscal 2000 to the comparable period of fiscal 1999.

Gross profit, as a percent of net revenues, was 16.5 percent for the 13 weeks ended February 26, 2000 compared to 15.8 percent for the 13 weeks ended February 27, 1999. The Company's gross profit percentage increased as a result of increased volume of motor home production and shipments and a favorable product mix change during the second quarter of fiscal 2000.

Selling and delivery expenses were $5,641,000 or 3.0 percent of net revenues during the second quarter of fiscal 2000 compared to $5,494,000 or 3.6 percent of net revenues during the second quarter of fiscal 1999. The increase in dollars can be attributed primarily to increases in the Company's promotional programs. Increased sales volume, during the 13 weeks ended February 26, 2000, contributed to the decrease in percentage.

General and administrative expenses were $8,148,000 or 4.4 percent of net revenues during the 13 weeks ended February 26, 2000 compared to $4,289,000 or
2.8 percent of net revenues during the 13 weeks ended February 27, 1999. The increases in both dollars and percentages in general and administrative expenses when comparing the two quarters were primarily due to increases in Company-wide employee incentive programs and increases in the Company's legal costs recorded during the thirteen weeks ended February 26, 2000. Also impacting the increase between the two quarters was monies the Company received and recorded during the second quarter of fiscal 1999 on a previously fully-reserved receivable.

The Company had net financial income of $905,000 for the second quarter of fiscal 2000 compared to net financial income of $565,000 for the comparable quarter of fiscal 1999. The increase in net financial income when comparing the two periods was attributed primarily to an increase in net interest income.

For the second quarter of fiscal 2000, the Company had net income of $11,851,000, or $.54 per diluted share, compared to the second quarter of fiscal 1999's net income of $9,954,000, or $.45 per diluted share. Net income and earnings per diluted share increased by 19.1 percent and 20.0 percent, respectively, when comparing the second quarter of fiscal 2000 to the second quarter of fiscal 1999.

Twenty-Six Weeks Ended February 26, 2000 Compared to Twenty-Six Weeks Ended February 27, 1999

Net revenues for manufactured products for the 26 weeks ended February 26, 2000 were $367,900,000, an increase of $57,511,000, or 18.5 percent from the 26-week period ended February 27, 1999. Motor home shipments (Class A and C) were 5,217 units, an increase of 466 units, or 9.8 percent, during the 26 weeks ended February 26, 2000 when compared to the 26 weeks ended February 27, 1999. The difference in percentages when comparing the percent increase in revenue for manufactured products for the first half of fiscal 2000 to the percent increase in unit shipments for the first half of fiscal 2000 was caused by the shipments of more units with slideout features and greater number of higher priced diesel-powered Class A vehicles. Industry demand for motorized recreation vehicles remained strong during the 26 weeks ended February 26, 2000 and the Company's 2000 products continue to be well received by dealers and retail customers.

Net revenues for dealer financing of WAC were $1,795,000 for the 26 weeks ended February 26, 2000, an increase of $388,000 or 27.6 percent from the 26 weeks ended February 27, 1999. Increased revenues for dealer financing reflect an increase in average dealer receivable balances and to a lesser extent, an increase in interest rates charged when comparing the first half of fiscal 2000 to the comparable period of fiscal 1999.

Gross profit, as a percent of net revenues, was 16.7 percent for the 26 weeks ended February 26, 2000 compared to 15.8 percent for the 26 weeks ended February 27, 1999. The Company's favorable product mix change and increased volume of motor homes during the first 26 weeks of fiscal 2000 were the primary causes of the improved gross margin percentage.

Selling and delivery expenses were $11,901,000 or 3.2 percent of net revenues during the first half of fiscal 2000 compared to $10,596,000 or 3.4 percent of net revenues during the first half of fiscal 1999. The increase in dollars can be attributed primarily to increases in the Company's advertising and promotional programs. Increased sales volume, during the 26 weeks ended February 26, 2000, contributed to the decrease in percentage.

General and administrative expenses were $14,701,000 or 4.0 percent of net revenues during the 26 weeks ended February 26, 2000 compared to $9,983,000 or
3.2 percent of net revenues during the 26 weeks ended February 27, 1999. Increases in Company-wide employee incentive programs and in the Company's legal costs recorded during the first half of fiscal 2000 were the primary reasons for the increases in both dollars and percentages in general and administrative expenses when comparing the two periods. Also impacting the increase between the two fiscal half years was monies the Company received and recorded during the 26 weeks ended February 27, 1999 on a previously fully-reserved receivable.

The Company had net financial income of $1,558,000 for the 26 weeks ended February 26, 2000 compared to net financial income of $1,146,000 for the 26 weeks ended February 27, 1999. The increase in net financial income when comparing the two periods was attributed primarily to an increase in net interest income.

For the first half of fiscal 2000, the Company recorded net income of $24,232,000, or $1.08 per diluted share, compared to the first half of fiscal 1999's net income of $19,603,000, or $.88 per diluted share. Net income and earnings per diluted share increased by 23.6 percent and 22.7 percent, respectively, when comparing the first half of fiscal 2000 to the first half of fiscal 1999.

LIQUIDITY AND FINANCIAL CONDITION

The Company meets its working capital requirements, capital equipment requirements and cash requirements of subsidiaries with funds generated internally.

At February 26, 2000, working capital was $129,215,000, an increase of $5,495,000 from the amount at August 28, 1999. The Company's principal uses of cash during the 26 weeks ended February 26, 2000 were $53,635,000 of dealer receivable investments and $14,490,000 for the purchase of shares of the Company's Common Stock. The Company's principal sources of cash during the 26 weeks ended February 26, 2000 were income from operations and the collection of $46,978,000 in dealer receivables. The Company's sources and uses of cash during the 26 weeks ended February 26, 2000 are set forth in the unaudited consolidated statement of cash flows for that period.

Principal known demands at February 26, 2000 on the Company's liquid assets for the remainder of fiscal 2000 include approximately $10,000,000 of capital expenditures and funds for payment of cash dividends. On March 15, 2000, the Board of Directors declared a cash dividend of $.10 per common share payable July 10, 2000, to shareholders of record on June 9, 2000.

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

FORWARD LOOKING INFORMATION

Except for the historical information contained herein, certain of the matters discussed in this report are "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties, including, but not limited to availability of chassis, slower than anticipated sales of new or existing products, a significant increase in interest rates, a general slowdown in the economy, or new product introductions by competitors and other factors which may be disclosed throughout this Form 10-Q or in the Company's Annual Report on Form 10-K for the year ended August 28, 1999. Any forecasts and projections in this report are "forward looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company; actual results could differ materially.

YEAR 2000 (Y2K) COMPLIANCE

The Company experienced no disruption of its operation as a result of Year 2000 issues related to computer systems and manufacturing operations. The Company is not aware that any of its major third party suppliers has experienced any Year 2000 problems which would have a material impact on the future operations or financial results of the Company. The total cost of the Company's Year 2000 project was previously reported not to exceed $300,000 (all of which has been expensed), and no additional costs have been incurred. The Company does not expect any future disruptions related to Year 2000 issues either internally or from third parties.

Part II  Other Information

Item 4   Submission of Matters to a Vote of Security Holders

         (a)  The annual meeting of shareholders was held January 11, 2000.

         (b) The breakdown of votes for the election of eight directors was as follows*:

                                                          VOTES CAST FOR             AUTHORITY WITHHELD
                                                       ----------------------     --------------------------
              Gerald E. Boman (2002)                        18,687,848                     915,051
              Jerry N. Currie (2002)                        17,726,715                   1,876,184
              Fred G. Dohrmann (2001)                       18,683,590                     919,309
              John V. Hanson (2003)                         18,676,108                     926,791
              Bruce D. Hertzke (2003)                       18,689,024                     913,875
              Gerald C. Kitch (2003)                        18,698,885                     904,014
              Richard C. Scott (2001)                       18,699,122                     903,777
              Frederick M. Zimmerman (2002)                 18,701,209                     901,690

         * There were no broker non-votes.
         ( ) Represents year of Annual Meeting that individual's term will expire.

         (c) The breakdown of votes to approve amendments to the Company's Articles of Incorporation to 1) provide for the classification of the Board of Directors into three classes; 2) provide that the number of directors constituting the Board of Directors shall be not more than fifteen (15) and not less than three (3), the precise number to be determined by resolution of the Board of Directors from time to time; 3) provide that Directors may be removed only for cause; and 4) require a vote of 75 percent of the outstanding shares of the Company to amend these provisions.

                   VOTES CAST FOR             VOTES CAST AGAINST             VOTES ABSTAINED
              -------------------------    -------------------------     ------------------------
                     11,981,563                   4,714,699                     2,906,637

         (d)  Approve an amendment to the Company's Articles of Incorporation to authorize the issuance of
              Preferred Stock.

                   VOTES CAST FOR             VOTES CAST AGAINST             VOTES ABSTAINED
              -------------------------    -------------------------     ------------------------
                     12,108,884                   4,561,968                     2,932,047

         (e)  Vote on a shareholder proposal concerning cumulative voting.

                   VOTES CAST FOR             VOTES CAST AGAINST             VOTES ABSTAINED
              -------------------------    -------------------------     ------------------------
                     3,629,182                    12,921,449                    3,052,268

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


                                                           WINNEBAGO INDUSTRIES, INC.
                                               ----------------------------------------------------
                                                                  (Registrant)
Date               April 6, 2000               /s/ Bruce D. Hertzke
           ------------------------------      ----------------------------------------------------
                                               Bruce D. Hertzke
                                               Chairman of the Board, Chief Executive Officer,
                                               and President
                                                        (Principal Executive Officer)


Date               April 6, 2000               /s/ Edwin F. Barker
           ------------------------------      ----------------------------------------------------
                                               Edwin F. Barker
                                               Vice President - Chief Financial Officer
                                                        (Principal Financial Officer)


                                  EXHIBIT INDEX



27.      Financial Data Schedule.