Form 10-Q
period 2000-05-27
WINNEBAGO INDUSTRIES INC
filed 2000-07-06
CIK 107687

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)
___
_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                   May 27, 2000
                               -------------------------------------------------

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

There were 21,272,601 shares of $.50 par value common stock outstanding on July 6, 2000.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES

                          INDEX TO REPORT ON FORM 10-Q


                                                                     Page Number
                                                                     -----------
PART I.   FINANCIAL INFORMATION:

          Consolidated Balance Sheets (Interim period information         1 & 2
           unaudited)

          Unaudited Consolidated Statements of Income                       3

          Unaudited Consolidated Condensed Statements of Cash Flows         4

          Unaudited Condensed Notes to Consolidated Financial Statements  5 & 6

          Management's Discussion and Analysis of Financial Condition     7 - 9
           and Results of Operations

PART II.  OTHER INFORMATION                                              10 - 12

Part I Financial Information
Item 1.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


Dollars in thousands
                                                             MAY 27,         AUGUST 28,
                  ASSETS                                      2000              1999
-----------------------------------------------------     ------------      ------------
                                                          (Unaudited)
CURRENT ASSETS
Cash and cash equivalents                                 $     59,725      $     48,160
Receivables, less allowance for doubtful
   accounts ($1,224 and $960, respectively)                     32,030            33,342
Dealer financing receivables, less allowance
   for doubtful accounts ($97 and $73, respectively)            31,887            24,573
Inventories                                                     87,040            87,031
Prepaid expenses                                                 3,944             3,593
Deferred income taxes                                            6,982             6,982
                                                          ------------      ------------

     Total current assets                                      221,608           203,681
                                                          ------------      ------------

PROPERTY AND EQUIPMENT, at cost
Land                                                             1,176             1,150
Buildings                                                       44,429            41,136
Machinery and equipment                                         77,755            73,839
Transportation equipment                                         5,416             5,345
                                                          ------------      ------------
                                                               128,776           121,470
     Less accumulated depreciation                              83,877            83,099
                                                          ------------      ------------

     Total property and equipment, net                          44,899            38,371
                                                          ------------      ------------

LONG-TERM NOTES RECEIVABLE, less allowances
    ($289 and $262, respectively)                                  853               787
                                                          ------------      ------------

INVESTMENT IN LIFE INSURANCE                                    20,750            19,749
                                                          ------------      ------------

DEFERRED INCOME TAXES, NET                                      18,654            18,654
                                                          ------------      ------------

OTHER ASSETS                                                     6,763             4,647
                                                          ------------      ------------

TOTAL ASSETS                                              $    313,527      $    285,889
                                                          ============      ============


See Unaudited Condensed Notes to Consolidated Financial Statements

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


Dollars in thousands
                                                                MAY 27,         AUGUST 28,
LIABILITIES AND STOCKHOLDERS' EQUITY                             2000              1999
---------------------------------------------------------    ------------      ------------
                                                             (Unaudited)
CURRENT LIABILITIES
Accounts payable, trade                                      $     31,916      $     38,604
Income tax payable                                                  9,166            10,201
Accrued expenses:
     Insurance                                                      5,526             3,962
     Product warranties                                             8,610             6,407
     Accrued compensation                                          13,455            13,204
     Promotional                                                    7,731             2,629
     Other                                                          5,438             4,954
                                                             ------------      ------------

        Total current liabilities                                  81,842            79,961
                                                             ------------      ------------

POSTRETIREMENT HEALTH CARE AND DEFERRED
   COMPENSATION BENEFITS                                           60,593            56,544
                                                             ------------      ------------

STOCKHOLDERS' EQUITY
Capital stock, common, par value $.50; authorized
   60,000,000 shares:  issued 25,878,000 and 25,874,000
   shares, respectively                                            12,939            12,937
Additional paid-in capital                                         21,994            21,907
Reinvested earnings                                               189,781           151,482
                                                             ------------      ------------
                                                                  224,714           186,326
Less treasury stock, at cost                                       53,622            36,942
                                                             ------------      ------------

Total stockholders' equity                                        171,092           149,384
                                                             ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $    313,527      $    285,889
                                                             ============      ============


See Unaudited Condensed Notes to Consolidated Financial Statements

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
================================================================================

IN THOUSANDS EXCEPT PER SHARE DATA

                                                                THIRTEEN                     THIRTY-NINE
                                                               WEEKS ENDED                   WEEKS ENDED
                                                       ---------------------------   ---------------------------
                                                          May 27,        May 29,        May 27,         May 29,
                                                           2000           1999           2000            1999
                                                       ------------   ------------   ------------   ------------
Net revenues                                           $    211,137   $    191,546   $    580,832   $    503,342
Cost of goods sold                                          174,363        157,804        482,393        420,355
                                                       ------------   ------------   ------------   ------------
     Gross profit                                            36,774         33,742         98,439         82,987
                                                       ------------   ------------   ------------   ------------


Operating expenses:
     Selling and delivery                                     6,517          5,997         18,418         16,593
     General and administrative                               6,544          6,129         21,245         16,112
                                                       ------------   ------------   ------------   ------------
     Total operating expenses                                13,061         12,126         39,663         32,705
                                                       ------------   ------------   ------------   ------------


Operating income                                             23,713         21,616         58,776         50,282


Financial income                                                831            670          2,389          1,816
                                                       ------------   ------------   ------------   ------------


Pre-tax income                                               24,544         22,286         61,165         52,098


Provision for taxes                                           8,287          7,675         20,676         17,884
                                                       ------------   ------------   ------------   ------------


Net income                                             $     16,257   $     14,611   $     40,489   $     34,214
                                                       ============   ============   ============   ============


Earnings per common share (Note 7):
-----------------------------------
   Basic                                               $        .76   $        .66   $       1.86   $       1.54
   Diluted                                             $        .74   $        .65   $       1.83   $       1.52


Weighted average common shares outstanding (Note 7):
----------------------------------------------------
   Basic                                                     21,531         22,190         21,808         22,186
   Diluted                                                   21,848         22,517         22,176         22,483


See Unaudited Condensed Notes to Consolidated Financial Statements.

================================================================================

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


Dollars in thousands                                                       THIRTY-NINE WEEKS ENDED
                                                                       -------------------------------
                                                                          May 27,            May 29,
                                                                           2000               1999
                                                                       ------------       ------------
Cash flows from operating activities:
  Net income                                                           $     40,489       $     34,214
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization                                               4,826              4,212
  Other                                                                         431                545
Change in assets and liabilities:
  Decrease (increase) in receivable and other assets                            606            (24,877)
  Increase in inventories                                                        (9)            (7,589)
  Increase in accounts payable and accrued expenses                           2,916              9,396
  (Decrease) increase in income taxes payable                                (1,035)            16,746
  Increase in postretirement benefits                                         3,862              3,609
  Other                                                                          --               (238)
                                                                       ------------       ------------
Net cash provided by operating activities                                    52,086             36,018
                                                                       ------------       ------------

Cash flows used by investing activities:
  Purchases of property and equipment                                       (11,715)            (8,711)
  Investments in dealer receivables                                         (81,963)           (74,494)
  Collections of dealer receivables                                          74,634             57,560
  Other                                                                      (2,696)             2,067
                                                                       ------------       ------------
Net cash used by investing activities                                       (21,740)           (23,578)
                                                                       ------------       ------------

Cash flows used by financing activities and capital transactions:
  Payments for purchase of common stock                                     (17,747)            (8,975)
  Payment of cash dividends                                                  (2,189)            (2,221)
  Other                                                                       1,155              1,349
                                                                       ------------       ------------
Net cash used by financing activities and
   capital transactions                                                     (18,781)            (9,847)
                                                                       ------------       ------------
Net increase in cash and cash equivalents                                    11,565              2,593

Cash and cash equivalents - beginning of period                              48,160             53,859
                                                                       ------------       ------------

Cash and cash equivalents - end of period                              $     59,725       $     56,452
                                                                       ============       ============


See Unaudited Condensed Notes to Consolidated Financial Statements.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
         UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of May 27, 2000, the consolidated results of operations for the 39 and 13 weeks ended May 27, 2000 and May 29, 1999, and the consolidated cash flows for the 39 weeks ended May 27, 2000 and May 29, 1999. The statements of income for the 39 weeks ended May 27, 2000, are not necessarily indicative of the results to be expected for the full year. The balance sheet data as of August 28, 1999 was derived from audited financial statements, but does not include all disclosures contained in the Company's Annual Report to Shareholders for the year ended August 28, 1999. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company's Annual Report to Shareholders for the year ended August 28, 1999.

2. Inventories are valued at the lower of cost or market, with cost being determined under the last-in, first-out (LIFO) method and market defined as net realizable value.

      Inventories are composed of the following (dollars in thousands):

                                                 May 27,         August 28,
                                                  2000              1999
                                              -----------       -----------

                 Finished goods...........     $   33,620        $   25,622
                 Work in process..........         22,463            24,822
                 Raw materials............         51,064            55,076
                                              -----------       -----------
                                                  107,147           105,520
                 LIFO reserve.............        (20,107)          (18,489)
                                              -----------       -----------
                                               $   87,040        $   87,031
                                              ===========       ===========

3. Since March 1992, the Company has had a financing and security agreement with Bank of America Specialty Group (formerly NationsBank Specialty Lending Unit). Terms of the agreement limit borrowings to the lesser of $30,000,000 or 75 percent of eligible inventory (fully manufactured recreation vehicles and motor home chassis and related components). Borrowings are secured by the Company's receivables and inventory. Borrowings under the agreement bear interest at the prime rate, as defined in the agreement, plus 50 basis points. The line of credit is available and continues during successive one-year periods unless either party provides at least 90-days' notice prior to the end of the one-year period to the other party that they wish to terminate the line of credit. The agreement also contains certain restrictive covenants including maintenance of minimum net worth, working capital and current ratio. As of May 27, 2000, the Company was in compliance with these financial covenants. There were no outstanding borrowings under the line of credit at May 27, 2000 or August 28, 1999.

4. It is customary practice for companies in the recreation vehicle industry to enter into repurchase agreements with financing institutions which have provided wholesale floor plan financing to dealers. The Company's agreements provide for the repurchase of its products from the financing institution in the event of repossession upon a dealer's default. The Company was contingently liable for approximately $243,441,000 and $168,552,000 under repurchase agreements with lending institutions as of May 27, 2000 and August 28, 1999, respectively. Included in these contingent liabilities as of May 27, 2000 and August 28, 1999 are approximately $7,076,000 and $7,480,000, respectively, of certain dealer receivables subject to recourse agreements with Bank of America Specialty Group and Conseco Finance Servicing Group (formerly Green Tree Financial).

5. For the periods indicated, the Company paid cash for the following (dollars in thousands):

                                     THIRTY-NINE WEEKS ENDED
                                    --------------------------
                                     May 27,          May 29,
                                      2000             1999
                                    ---------        ---------
                 Interest           $     236        $      97
                 Income taxes          21,930           18,800

6. On March 15, 2000, the Board of Directors authorized the repurchase of outstanding shares of the Company's common stock for an aggregate purchase price of up to $15,000,000. As of May 27, 2000, 162,200 shares had been repurchased for an aggregate consideration of $2,747,651 under this authorization.

7. The following table reflects the calculation of basic and diluted earnings per share for the 13 and 39 weeks ended May 27, 2000 and May 29, 1999:

                                                      THIRTEEN WEEKS ENDED          THIRTY-NINE WEEKS ENDED
                                                 ----------------------------    ----------------------------
                                                    MAY 27,         MAY 29,         MAY 27,         MAY 29,
       IN THOUSANDS EXCEPT PER SHARE DATA            2000            1999            2000            1999
                                                 ------------    ------------    ------------    ------------
      EARNINGS PER SHARE - BASIC:
      ---------------------------
      Net income                                 $     16,257    $     14,611    $     40,489    $     34,214
                                                 ------------    ------------    ------------    ------------
      Weighted average shares outstanding              21,531          22,190          21,808          22,186
                                                 ------------    ------------    ------------    ------------
      Earnings per share - basic                 $        .76    $        .66    $       1.86    $       1.54
                                                 ------------    ------------    ------------    ------------

      EARNINGS PER SHARE - ASSUMING DILUTION:
      ---------------------------------------
      Net income                                 $     16,257    $     14,611    $     40,489    $     34,214
                                                 ------------    ------------    ------------    ------------
      Weighted average shares outstanding              21,531          22,190          21,808          22,186
      Dilutive impact of options outstanding              317             327             368             297
                                                 ------------    ------------    ------------    ------------
      Weighted average shares & potential
          dilutive shares outstanding                  21,848          22,517          22,176          22,483
                                                 ------------    ------------    ------------    ------------
      Earnings per share - assuming dilution     $        .74    $        .65    $       1.83    $       1.52
                                                 ------------    ------------    ------------    ------------

      There were options to purchase 166,800 shares of common stock outstanding at a price of $18.50 per share during the 13 weeks ended May 27, 2000 and options to purchase 14,000 shares of common stock outstanding at a price of $15.375 per share during the 13 weeks ended May 29, 1999. These options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

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

      For the 39 weeks ended May 27, 2000 and May 29, 1999, the Company's segment information is as follows:

                                    RECREATION VEHICLES
                                         & OTHER
                                       MANUFACTURED       DEALER           GENERAL
      (DOLLARS IN THOUSANDS)             PRODUCTS        FINANCING        CORPORATE           TOTAL
      ------------------------------------------------------------------------------------------------
      39 WEEKS ENDED MAY 27, 2000
      Net revenues                    $    577,956     $      2,876     $         --      $    580,832
      Operating income (loss)               56,651            2,695             (570)           58,776
      Identifiable assets                  191,612           32,603           89,312           313,527

      39 WEEKS ENDED MAY 29, 1999
      Net revenues                    $    501,065     $      2,277     $         --      $    503,342
      Operating income (loss)               47,509            3,208             (435)           50,282
      Identifiable assets                  152,100           31,201           84,436           267,737

Item 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 27, 2000 Compared to Thirteen Weeks Ended May 29, 1999

Net revenues for manufactured products for the 13 weeks ended May 27, 2000 were $210,056,000, an increase of $19,379,000 or 10.2 percent from the 13-week period ended May 29, 1999. Motor home shipments (Class A and C) during the third quarter of fiscal 2000 were 3,033 units, an increase of 52 units, or 1.7 percent, compared to the third quarter of fiscal 1999. As a result of the Company's shipments of more units with slideout features, the percentage increase in net revenues for manufactured products in the third quarter of fiscal 2000 was greater than the percentage increase in motor home shipments for that period. The Company is bracing for a slowdown in sales in light of slipping consumer confidence levels and rising interest rates and gasoline prices. Nonetheless, long-term prospects for the Company remain favorable as demographic studies show that the industry's prime target market of people age 50 and older is growing and will continue to grow over the next 20 years. Order backlog for the Company's Class A and Class C motor homes was approximately 1,800 orders and 2,200 orders at May 27, 2000 and May 29, 1999, respectively. The Company includes in its backlog all accepted purchase orders from dealers shippable within the next six months. Orders in backlog can be canceled at the option of the purchaser at any time without penalty and, therefore, backlog may not necessarily be a measure of future sales.

Net revenues for dealer financing of Winnebago Acceptance Corporation (WAC) were $1,081,000 for the 13 weeks ended May 27, 2000, an increase of $211,000 or 24.4 percent from the 13-week period ended May 29, 1999. Increased revenues for dealer financing reflect an increase in average dealer receivable balances and to a lesser extent an increase in interest rates charged when comparing the third quarter of fiscal 2000 to the comparable period of fiscal 1999.

Gross profit, as a percent of net revenues, was 17.4 percent for the 13 weeks ended May 27, 2000 compared to 17.6 percent for the 13 weeks ended May 29, 1999. The Company's gross profit percentage decreased as a result of increases in raw material costs during the 13 weeks ended May 27, 2000 when compared to the 13 weeks ended May 29, 1999.

Selling and delivery expenses were $6,517,000 or 3.1 percent of net revenues during the third quarter of fiscal 2000 compared to $5,997,000 or 3.1 percent of net revenues during the third quarter of fiscal 1999. The increase in dollars can be attributed primarily to increases in the Company's promotional programs and advertising costs.

General and administrative expenses were $6,544,000 or 3.1 percent of net revenues during the 13 weeks ended May 27, 2000 compared to $6,129,000 or 3.2 percent of net revenues during the 13 weeks ended May 29, 1999. The increase in dollars when comparing the two quarters was primarily due to increases in Company-wide employee incentive programs.

The Company had net financial income of $831,000 for the third quarter of fiscal 2000 compared to net financial income of $670,000 for the comparable quarter of fiscal 1999. The increase in net financial income when comparing the two periods was attributed primarily to an increase in net interest income.

For the third quarter of fiscal 2000, the Company had net income of $16,257,000, or $.74 per diluted share, compared to the third quarter of fiscal 1999's net income of $14,611,000, or $.65 per diluted share. Net income and earnings per diluted share increased by 11.3 percent and 13.8 percent, respectively, when comparing the third quarter of fiscal 2000 to the third quarter of fiscal 1999.

Thirty-Nine Weeks Ended May 27, 2000 Compared to Thirty-Nine Weeks Ended May 29, 1999

Net revenues for manufactured products for the 39 weeks ended May 27, 2000 were $577,956,000, an increase of $76,891,000, or 15.3 percent from the 39-week period ended May 29, 1999. Motor home shipments (Class A and C) were 8,250 units, an increase of 518 units, or 6.7 percent, during the 39 weeks ended May 27, 2000 when compared to the 39 weeks ended May 29, 1999. The difference in percentages when comparing the percent increase in revenue for manufactured products to the percent increase in unit shipments for the 39 weeks ended May 27, 2000 was caused by the shipments of more units with slideout features and to a lesser extent due to a greater number of higher priced diesel-powered Class A vehicles. Industry demand for motorized recreation vehicles remained strong during the 39 weeks ended May 27, 2000 but due to lower levels of consumer confidence and rising interest rates and gasoline prices, the Company is bracing for a slowdown in sales which could make the next quarter or two challenging.

Net revenues for dealer financing of WAC were $2,876,000 for the 39 weeks ended May 27, 2000; an increase of $599,000 or 26.3 percent from the 39 weeks ended May 29, 1999. Increased revenues for dealer financing reflect an increase in average dealer receivable balances and to a lesser extent, an increase in interest rates charged when comparing year to date of fiscal 2000 to the comparable period of fiscal 1999.

Gross profit, as a percent of net revenues, was 16.9 percent for the 39 weeks ended May 27, 2000 compared to 16.5 percent for the 39 weeks ended May 29, 1999. The Company's favorable product mix change and increased volume of motor homes during the 39 weeks ended May 27, 2000 were the primary causes of the improved gross margin percentage.

Selling and delivery expenses were $18,418,000 or 3.2 percent of net revenues during the first nine months of fiscal 2000 compared to $16,593,000 or 3.3 percent of net revenues during the comparable period of fiscal 1999. The increase in dollars can be attributed primarily to increases in the Company's promotional programs and advertising costs.

General and administrative expenses were $21,245,000 or 3.7 percent of net revenues during the 39 weeks ended May 27, 2000 compared to $16,112,000 or 3.2 percent of net revenues during the 39 weeks ended May 29, 1999. Increases in Company-wide employee incentive programs and in insurance costs during the 39 weeks ended May 27, 2000 were the primary reasons for the increases in both dollars and percentages in general and administrative expenses when comparing to the comparable period of fiscal 1999. Also contributing to the increase between the two thirty-nine week periods were monies the Company received and recorded during the 39 weeks ended May 29, 1999 on a previously fully reserved receivable.

The Company had net financial income of $2,389,000 for the 39 weeks ended May 27, 2000 compared to net financial income of $1,816,000 for the 39 weeks ended May 29, 1999. The increase in net financial income when comparing the two periods was attributed primarily to an increase in net interest income.

For the thirty-nine weeks ended May 27, 2000, the Company recorded net income of $40,489,000, or $1.83 per diluted share, compared to net income for the thirty-nine weeks ended May 29, 1999 of $34,214,000, or $1.52 per diluted share. Net income and earnings per diluted share increased by 18.3 percent and 20.4 percent, respectively, when comparing the two thirty-nine week periods.

LIQUIDITY AND FINANCIAL CONDITION

The Company meets its working capital requirements, capital equipment requirements and cash requirements with funds generated internally.

At May 27, 2000, working capital was $139,766,000, an increase of $16,046,000 from the amount at August 28, 1999. The Company's principal uses of cash during the 39 weeks ended May 27, 2000 were $81,963,000 of dealer receivable investments, $17,747,000 for the purchase of shares of the Company's Common Stock and $11,715,000 for the purchase of property and equipment. The Company's principal sources of cash during the 39 weeks ended May 27, 2000 were the collection of $74,634,000 in dealer receivables and income from operations. The Company's sources and uses of cash during the 39 weeks ended May 27, 2000 are set forth in the unaudited consolidated condensed statement of cash flows for that period.

Principal known demands at May 27, 2000 on the Company's liquid assets for the remainder of fiscal 2000 include approximately $3,500,000 of capital expenditures and funds for payment of cash dividends. On March 15, 2000, the Board of Directors declared a cash dividend of $.10 per common share payable July 10, 2000, to shareholders of record on June 9, 2000.

Management currently expects its cash on hand, funds from operations and borrowings available under existing credit facilities to be sufficient to cover both short-term and long-term operating requirements.

ACCOUNTING CHANGES

Recognition of Derivative Instruments and Hedging Activities

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 and must be adopted by the Company no later than fiscal 2001. This statement requires that an entity recognizes all derivatives as either assets or liabilities in the balance sheet and measure these instruments at fair value. The Company has not completed the process of evaluating the effect of SFAS No. 133 on its financial statements.

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

Part II    Other Information

Item 6     Exhibits and Reports on Form 8-K

           (a)    Exhibits - See Exhibit Index on page 12.

           (b) On May 10, 2000, the Company filed a report on Form 8-K relative to Winnebago Industries, Inc.'s Rights Plan Agreement.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               WINNEBAGO INDUSTRIES, INC.
                                       -----------------------------------------
                                                     (Registrant)



Date     July 6, 2000                  /s/ Bruce D. Hertzke
     -----------------------           -----------------------------------------
                                       Bruce D. Hertzke
                                       Chairman of the Board, Chief Executive
                                       Officer, and President
                                             (Principal Executive Officer)



Date     July 6, 2000                  /s/ Edwin F. Barker
     -----------------------           -----------------------------------------
                                       Edwin F. Barker
                                       Vice President - Chief Financial Officer
                                             (Principal Financial Officer)

                                  EXHIBIT INDEX



3a.      Articles of Incorporation.

27.      Financial Data Schedule.