Form 10-K
period 2000-08-26
WINNEBAGO INDUSTRIES INC
filed 2000-11-21
CIK 107687

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

(X) Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the fiscal year ended August 26, 2000; or

( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

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

       Registrant's telephone number, including area code: (641) 585-3535

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                           WHICH REGISTERED
-----------------------------------            ---------------------------------
   Common Stock ($.50 par value)               The New York Stock Exchange, Inc.
and Preferred Share Purchase Rights              Chicago Stock Exchange, Inc.
                                               The Pacific Stock Exchange, Inc.

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

         Aggregate market value of the common stock held by non-affiliates of the Registrant on November 13, 2000: $136,884,930 (12,373,779 shares at closing price on New York Stock Exchange of $11.0625).

         Common stock outstanding on November 13, 2000, 20,666,681 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

1. The Winnebago Industries, Inc. Annual Report to Shareholders for the fiscal year ended August 26, 2000, portions of which are incorporated by reference into Part II hereof.
2. The Winnebago Industries, Inc. Proxy Statement for the Annual Meeting of Shareholders scheduled to be held January 16, 2001, portions of which are incorporated by reference into Part III hereof.

                           WINNEBAGO INDUSTRIES, INC.

                                    FORM 10-K

                Report for the Fiscal Year Ended August 26, 2000


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

FORWARD LOOKING INFORMATION

Certain of the matters discussed in this Annual Report on Form 10-K are "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties, including, but not limited to availability and price of fuel, a significant increase in interest rates, a general slowdown in the economy, availability of chassis, slower than anticipated sales of new or existing products, new product introductions by competitors, collections of dealer receivables, and other factors which may be disclosed throughout this Annual Report on Form 10-K. Any forecasts and projections in this report are "forward looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including the aforementioned risk factors; actual results could differ materially.

PRINCIPAL PRODUCTS

The Company determined it was appropriate to define its operations into two business segments for fiscal 2000 (See Note 12, "Business Segment Information" in the Company's Annual Report to Shareholders for the year ended August 26,
2000). However, during each of the last five fiscal years, at least 91% of the revenues of the Company were derived from recreational vehicle products.

The following table sets forth the respective contribution to the Company's net revenues by product class for each of the last five fiscal years (dollars in thousands):

                                                        Fiscal Year Ended(1)
                               ----------------------------------------------------------------------
                                August 26,     August 28,    August 29,     August 30,     August 31,
                                  2000           1999           1998           1997           1996
                               ----------     ----------     ----------     ----------     ----------
Motor Homes (Class A and C)    $  687,083     $  610,987     $  468,004     $  381,191     $  432,212
                                     92.4%          91.5%          89.1%          87.0%          89.2%
Other Recreation
    Vehicle Revenue(2) ....        17,562         15,587         18,014         19,771         17,166
                                      2.4%           2.3%           3.5%           4.5%           3.5%
Other Manufactured Products
    Revenues(3) ...........        34,770         38,081         37,000         35,750         34,020
                               ----------     ----------     ----------     ----------     ----------
                                      4.7%           5.7%           7.0%           8.2%           7.0%
       Total Manufactured
          Products Revenues       739,415        664,655        523,018        436,712        483,398
                                     99.5%          99.5%          99.6%          99.7%          99.7%

Finance Revenues(4) .......         3,908          2,995          2,076          1,420          1,406
                                       .5%            .5%            .4%            .3%            .3%
                               ----------     ----------     ----------     ----------     ----------

Total Net Revenues ........    $  743,323     $  667,650     $  525,094     $  438,132     $  484,804
                                    100.0%         100.0%         100.0%         100.0%         100.0%

(1) The fiscal year ended August 31, 1996 contained 53 weeks; all other fiscal years in the table contained 52 weeks. All years prior to fiscal 1998 are appropriately restated to exclude the Company's discontinued Cycle-Sat, Inc. (Cycle-Sat) subsidiary's revenues from satellite courier and tape duplication services.
(2) Primarily EuroVan Campers (Class B-Van Campers), recreation vehicle related parts, and recreation vehicle service revenue.
(3) Primarily sales of extruded aluminum, commercial vehicles and component products for other manufacturers.
(4)      Winnebago Acceptance Corporation (WAC) revenues from dealer financing.


Unit sales of the Company's principal recreation vehicles for the last five fiscal years were as follows:

                                                           Fiscal Year Ended (1)
                                         ----------------------------------------------------------
                                         August 26,  August 28,  August 29,  August 30,  August 31,
                                           2000        1999        1998        1997        1996
                                          ------      ------      ------      ------      ------
Unit Sales:
Class A ............................       6,819       6,054       5,381       4,834       5,893
Class C ............................       3,697       4,222       3,390       2,724       2,857
                                          ------      ------      ------      ------      ------
    Total Motor Homes ..............      10,516      10,276       8,771       7,558       8,750

Class B Conversions (EuroVan Camper)         854         600         978       1,205         857

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

The Company's products are generally manufactured against orders from the Company's dealers and from time to time to build inventory to satisfy the peak selling season. As of August 26, 2000, the Company's backlog of orders for Class A and Class C motor homes was approximately 1,300 units compared to approximately 2,700 units at August 28, 1999. The Company includes in its backlog all accepted purchase orders from dealers shippable within the next six months. Orders in backlog can be canceled at the option of the purchaser at any time without penalty and, therefore, backlog may not necessarily be a measure of future sales.

Presently, the Company meets its working capital requirements, capital equipment requirements and cash requirements of subsidiaries with funds generated internally. Subsequent to August 26, 2000, the Company terminated a financing and security agreement with Bank of America Specialty Group (formerly Nations Bank Specialty Lending Unit) and entered into an unsecured Credit Agreement with Wells Fargo Bank, National Association. The Credit Agreement provides the Company with a line of credit of $20,000,000 until January 31, 2002. (See Note 4, "Notes Payable" in the Company's Annual Report to Shareholders for the year ended August 26, 2000.)

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

The Company's Class A and Class C motor homes are sold by dealers in the retail market at prices ranging from approximately $49,000 to more than $250,000, depending on size and model, plus optional equipment and delivery charges.

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

Commercial Vehicles - Commercial vehicles sales are shells primarily custom designed for the buyer's special needs and requirements.

WINNEBAGO ACCEPTANCE CORPORATION (WAC) - WAC engages in floor plan financing for a limited number of the Company's dealers.

PRODUCTION

The Company's Forest City facilities have been designed to provide vertically integrated production line manufacturing. The Company also operates a fiberglass manufacturing facility in Hampton, Iowa, a sewing operation in Lorimor, Iowa and a high-line assembly plant and cabinet door manufacturing facilities in Charles City, Iowa. The Company manufactures the majority of the components utilized in its motor homes, with the exception of the chassis, engines, auxiliary power units and appliances.

Most of the raw materials and components utilized by the Company are obtainable from numerous sources. The Company believes that substitutes for raw materials and components, with the exception of chassis, would be obtainable with no material impact on the Company's operations. Certain components, however, are produced by only a small group of quality suppliers who presently have the capacity to supply sufficient quantities to meet the Company's needs. This is especially true in the case of motor home chassis, where Ford Motor Company and Freightliner Custom Chassis Corporation are the Company's dominant suppliers. Decisions by such suppliers to decrease chassis production, utilize chassis production internally, or shortages, production delays or work stoppages by the employees of such suppliers could have a material adverse effect on the Company's ability to produce, and ultimately the results from operations. The Company purchases Class A and C chassis from Ford Motor Company, Class A chassis from Freightliner Custom Chassis Corporation, Workhorse Custom Chassis LLC and Spartan Motors, Inc., and Class C chassis from Chevrolet Motor Division and Volkswagen of America, Inc. Class B chassis from Volkswagen of America, Inc. are utilized in the Company's EuroVan Camper. Only three vendors accounted for as much as five percent of the Company's raw material purchases in fiscal 2000, Ford Motor Company, Freightliner Custom Chassis Corporation, and Workhorse Custom Chassis LLC (approximately 34 percent, in the aggregate). Ford Motor Company has been the Company's primary supplier of chassis for the past three fiscal years.

Motor home bodies are made from various materials and structural components which are typically laminated into rigid, lightweight panels. Body designs are developed with computer design and analysis, and subjected to a variety of tests and evaluations to meet Company standards and requirements.

The Company manufactures picture windows, lavatories, and most of the doors, cabinets, shower pans, waste holding tanks, wheel wells and sun visors used in its recreation vehicles. In addition, the Company produces most of the bucket seats, upholstery items, lounge and dinette seats, seat covers, decorator pillows, curtains and drapes.

The Company produces substantially all of the raw, liquid-painted and powder-coated aluminum extrusions used for interior and exterior trim in its recreation vehicles. The Company also sells aluminum extrusions to over 90 customers.

DISTRIBUTION AND FINANCING

The Company markets its recreation vehicles on a wholesale basis to a broadly diversified dealer organization located throughout the United States and, to a limited extent, in Canada. Foreign sales, including Canada, were less than three percent of net revenues in fiscal 2000. At both August 26, 2000 and August 28, 1999, the motor home dealer organization in the United States and Canada included approximately 340 dealer locations. During fiscal 2000, nine dealers accounted for approximately 25 percent of motor home unit sales, and only one dealer accounted for as much as eight percent (8.6%) of motor home unit sales.

All international sales (except Canada) are now handled by one distributor in Japan and one distributor in England who market the Company's recreation vehicles.

The Company has sales agreements with dealers which generally have a term of five years. Many of the dealers are also engaged in other areas of business, including the sale of automobiles, and many dealers carry one or more competitive lines. The Company continues to place high emphasis on the capability of its dealers to provide complete service for its recreation vehicles. Dealers are obligated to provide full service for owners of the Company's recreation vehicles, or in lieu thereof, to secure such service at their own expense from other authorized firms.

At August 26, 2000, the Company had a staff of 30 people engaged in field sales and service to the motor home dealer organization.

The Company advertises and promotes its products through national RV magazines and cable TV networks and on a local basis through trade shows, television, radio and newspapers, primarily in connection with area dealers.

Substantially all sales of recreation vehicles to dealers are made on cash terms. Most dealers are financed on a "floor plan" basis under which a bank or finance company lends the dealer all, or substantially all, of the purchase price, collateralized by a lien upon, or title to, the merchandise purchased. Upon request of a lending institution financing a dealer's purchases of the Company's products, and after completion of a credit investigation of the dealer involved, the Company will execute a repurchase agreement. These agreements provide that, in the event of default by the dealer on the dealer's agreement to pay the lending institution, the Company will repurchase the financed merchandise. The agreements provide that the Company's liability will not exceed 100 percent of the invoice price and provide for periodic liability reductions based on the time since the date of the invoice. The Company's contingent liability on all repurchase agreements was approximately $219,873,000 and $168,552,000 at August 26, 2000 and August 28, 1999, respectively. Included in these contingent liabilities are approximately $6,846,000 and $7,480,000, respectively, of certain dealer receivables subject to recourse (See Note 6, "Contingent Liabilities and Commitments" in the Company's Annual Report to Shareholders for the year ended August 26, 2000). The Company's contingent liability under repurchase agreements varies significantly from time to time, depending upon general economic conditions, seasonal shipments, competition, dealer organization, gasoline availability and price and cost of bank financing.

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

The Company is a leading manufacturer of motor homes. For the 12 months ended August 31, 2000, Recreation Vehicle Industry Association (RVIA) reported factory shipments of 45,900 Class A motor homes, 3,700 Class B motor homes and 17,500 Class C motor homes. Unit sales of such products by the Company for the last five fiscal years are shown on page 2 of this report. The Company has numerous competitors and potential competitors in this industry. The five largest manufacturers represented approximately 70 percent of the combined Class A and Class C motor home markets for the 12 months ended August 31, 2000, including the Company's sales, which represented approximately 17 percent of the market. As the Company does not manufacture Class B motor homes but only completes a conversion package on these units, the Class B motor home comparison is not included in this report. The Company is not a significant factor in the markets for its other recreation vehicle products and its non-recreation vehicle products and services.

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

The Company has several registered trademarks, including Winnebago, Itasca, Minnie Winnie, Brave, Chieftain, Sunrise, Adventurer, Spirit, Sunflyer, Suncruiser, Sundancer, Rialta, Minnie, Ultimate, Ultimate Advantage and Ultimate Freedom.

RESEARCH AND DEVELOPMENT

During fiscal 2000, 1999 and 1998, the Company spent approximately $2,293,000, $1,978,000, and $1,128,000, respectively, on research and development activities. These activities involved the equivalent of 25, 32, and 16 full-time employees during fiscal 2000, 1999 and 1998, respectively.

HUMAN RESOURCES

As of September 1, 2000, 1999 and 1998, the Company employed approximately 3,300, 3,400, and 3,010 persons, respectively. Of these, approximately 2,700, 2,800 and 2,410 persons, respectively, were engaged in manufacturing and shipping functions. None of the Company's employees are covered under a collective bargaining agreement.

ITEM 2.  Properties

The Company's principal manufacturing, maintenance and service operations are conducted in multi-building complexes owned by the Company, containing an aggregate of approximately 1,467,000 square feet in Forest City, Iowa. The Company also owns 698,000 square feet of warehouse facilities located in Forest City. The Company leases approximately 235,000 square feet of its unoccupied manufacturing facilities in Forest City to others. The Company also owns a manufacturing facility (126,000 square feet) in Hampton, Iowa and manufacturing facilities (109,000 square feet) in Charles City, Iowa. The Company leases a storage facility (25,000 square feet) in Hampton, Iowa, a manufacturing facility (17,200 square feet) in Lorimor, Iowa, and a manufacturing facility (10,000 square feet) in Charles City, Iowa. Leases on the above leased facilities expire at various dates, the earliest of which is December 31, 2000. The Company's facilities in Forest City are located on approximately 780 acres of land, all owned by the Company.

Most of the Company's buildings are of steel or steel and concrete construction and are protected from fire with high-pressure sprinkler systems, dust collector systems, automatic fire doors and alarm systems. The Company believes that its facilities and equipment are well maintained, in excellent condition and suitable for the purposes for which they are intended. The Company believes its facilities will be sufficient to meet its production requirements for the foreseeable future. Should the Company require increased production capacity in the future, the Company believes that additional or alternative space adequate to serve the Company's foreseeable needs would be available.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

Not Applicable.

Executive Officers of the Registrant

      NAME                           OFFICE (YEAR FIRST ELECTED AN OFFICER)                  AGE
---------------------   -------------------------------------------------------------------  ---
Bruce D. Hertzke +      Chairman of the Board, Chief Executive Officer and President (1989)   49
Edwin F. Barker         Vice President, Chief Financial Officer (1980)                        53
Raymond M. Beebe        Vice President, General Counsel & Secretary (1974)                    58
Ronald D. Buckmeier     Vice President, Product Development (1997)                            53
Robert L. Gossett       Vice President, Administration (1998)                                 49
Brian J. Hrubes         Controller (1996)                                                     49
James P. Jaskoviak      Vice President, Sales and Marketing (1994)                            48
Robert J. Olson         Vice President, Manufacturing (1996)                                  49
Joseph L. Soczek, Jr.   Treasurer (1996)                                                      57

  +  Director

Officers are elected annually by the Board of Directors. All of the foregoing officers have been employed by the Company as officers or in other responsible positions for at least the last five years, except that Robert L. Gossett was a Vice President of TCB, Inc. prior to joining the Company in 1998. Mr. Gossett had been with TCB for at least five years prior to joining the Company. TCB, Inc. is a nationwide distributor and value-added manufacturer of glass, plastic and ceramic consumer and packaging industry products.

                                     PART II

ITEM 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters

Reference is made to information concerning the market for the Company's common stock, cash dividends and related stockholder matters on page 40 of the Company's Annual Report to Shareholders for the year ended August 26, 2000, which information is incorporated by reference herein. On October 12, 2000, the Board of Directors declared a cash dividend of $.10 per common share payable January 8, 2001 to shareholders of record on December 8, 2000. The Company paid dividends of $.20 per common share during fiscal years 2000 and 1999.

ITEM 6.   Selected Financial Data

Reference is made to the information included under the caption "Selected Financial Data" on page 1 of the Company's Annual Report to Shareholders for the year ended August 26, 2000, which information is incorporated by reference herein.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 17 through 21 of the Company's Annual Report to Shareholders for the year ended August 26, 2000, which information is incorporated by reference herein.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

As of August 26, 2000, the Company had an investment portfolio of fixed income securities, which are classified as cash and cash equivalents of $51.4 million. These securities, like all fixed income investments, are subject to interest rate risk and will decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until maturity and, therefore, the Company would not expect to recognize an adverse impact in income or cash flows in such an event.

As of August 26, 2000, the Company had dealer financing receivables in the amount of $32.7 million. Interest rates charged on these receivables vary based on the prime rate and are adjusted monthly.

ITEM 8.   Financial Statements and Supplementary Data

The consolidated financial statements of the Company which appear on pages 22 through 37 and the report of the independent accountants which appears on page 38, and the supplementary data under "Interim Financial Information (Unaudited)" on page 39 of the Company's Annual Report to Shareholders for the year ended August 26, 2000, are incorporated by reference herein.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.


                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

Reference is made to the table entitled Executive Officers of the Registrant in Part One of this report and to the information included under the caption "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held January 16, 2001, which information is incorporated by reference herein.

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers and directors and persons who beneficially own more than 10 percent of the Company's common stock (collectively "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and the New York Stock Exchange. Reporting Persons are required by the SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received or written representations from certain Reporting Persons that no Forms 5 were required for those persons, the Company believes that, during fiscal year 2000, all the Reporting Persons complied with all applicable filing requirements, except that Forms 5 for each of Messrs. Barker, Beebe, Boman, Buckmeier, Dohrmann, Gossett, Hanson, Hertzke, Hrubes, Jaskoviak, Kitch, Olson, Scott, Soczek, Zimmerman were filed one day late, and Mr. Dohrmann inadvertently omitted to report a gift of 413 shares of the Company's common stock on his Form 5.

ITEM 11.  Executive Compensation

Reference is made to the information included under the caption "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held January 16, 2001, which information is incorporated by reference herein.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

Reference is made to the share ownership information included under the caption "Voting Securities and Principal Holders Thereof" in the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held January 16, 2001, which information is incorporated by reference herein.

ITEM 13.  Certain Relationships and Related Transactions

Reference is made to the information included under the caption "Certain Transactions with Management" in the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held January 16, 2001, which information is incorporated by reference herein.

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

                                     WINNEBAGO INDUSTRIES, INC.

                                     By /s/ Bruce D. Hertzke
                                        ----------------------------------------
                                                Chairman of the Board


Date: November 12, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 12, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.



       SIGNATURE                                    CAPACITY
       ---------                                    --------

/s/ Bruce D. Hertzke
--------------------------
Bruce D. Hertzke                         Chairman of the Board, Chief Executive
                                         Officer, President and Director
                                             (Principal Executive Officer)

/s/ Edwin F. Barker
--------------------------
Edwin F. Barker                          Vice President, Chief Financial Officer
                                             (Principal Financial Officer)

/s/ Brian J. Hrubes
--------------------------
Brian J. Hrubes                          Controller
                                             (Principal Accounting Officer)

/s/ Gerald E. Boman
--------------------------
Gerald E. Boman                          Director

/s/ Jerry N. Currie
--------------------------
Jerry N. Currie                          Director

/s/ Fred G. Dohrmann
--------------------------
Fred G. Dohrmann                         Director

/s/ John V. Hanson
--------------------------
John V. Hanson                           Director

/s/ Gerald C. Kitch
--------------------------
Gerald C. Kitch                          Director

/s/ Richard C. Scott
--------------------------
Richard C. Scott                         Director

/s/ Frederick M. Zimmerman
--------------------------
Frederick M. Zimmerman                   Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


     WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES                          *PAGE
     -------------------------------------------                           ----

     Independent Auditors' Report                                           38
     Consolidated Balance Sheets                                           22-23
     Consolidated Statements of Income                                      24
     Consolidated Statements of Cash Flows                                  25
     Consolidated Statements of Changes in Stockholders' Equity             26
     Notes to Consolidated Financial Statements                            27-37



         * Refers to respective pages in the Company's 2000 Annual Report to Shareholders, a copy of which is attached hereto, which pages are incorporated herein by reference.

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Winnebago Industries, Inc.
Forest City, Iowa


We have audited the consolidated financial statements of Winnebago Industries, Inc. and subsidiaries (the Company) as of August 26, 2000 and August 28, 1999 and for each of the three years in the period ended August 26, 2000 and have issued our report thereon dated October 6, 2000. Such consolidated financial statements and report are included in your fiscal 2000 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company, as listed in Item 14(a)2. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




Deloitte & Touche LLP
Minneapolis, Minnesota
October 6, 2000

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


================================================================================

                                                                   (Dollars in thousands)
                                    -------------------------------------------------------------------------------
            COLUMN                   COLUMN                COLUMN               COLUMN        COLUMN        COLUMN
              A                        B                     C                    D             E             F
-----------------------------       ---------     -----------------------     ---------     ---------     ---------
                                                         ADDITIONS
                                                        (REDUCTIONS)
                                   BALANCE AT     CHARGED TO       BAD                                     BALANCE
                                    BEGINNING     COST AND        DEBTS       DEDUCTIONS                  AT END OF
PERIOD AND DESCRIPTION              OF PERIOD     EXPENSES      RECOVERIES    CHARGE-OFFS     OTHER         PERIOD
---------------------------         ---------     ---------     ----------    -----------   ---------     ---------
Year Ended August 26, 2000:
     Allowance for doubtful
          accounts receivable        $  960        $  263         $ --          $  55         $  --        $1,168
     Allowance for doubtful
          dealer receivables             73           (59)          13             --            --            27
     Allowance for doubtful
          notes receivable              262           (12)          --             --            --           250


Year Ended August 28, 1999:
     Allowance for doubtful
          accounts receivable         1,582          (616)          --              6            --           960
     Allowance for doubtful
          dealer receivables             78           (16)          11             --            --            73
     Allowance for doubtful
          notes receivable              973          (711)          --             --            --           262


Year Ended August 29, 1998:
     Allowance for doubtful
          accounts receivable         1,429           367           --            214            --         1,582
     Allowance for doubtful
        dealer receivables              155            (6)          --             71            --            78
     Allowance for doubtful
          notes receivable            1,465          (492)          --             --            --           973

                                  EXHIBIT INDEX


 3a. Articles of Incorporation previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 27, 2000 (Commission File Number 1-6403), and incorporated by reference herein.

 3b. Amended Bylaws of the Registrant previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 27, 1999 (Commission File Number 1-6403), and incorporated by reference herein.

 4a. Restated Inventory Floor Plan Financing Agreement between Winnebago Industries, Inc. and Bank of America Specialty Group (formerly NationsBank Specialty Lending Unit) previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 27, 1994 (Commission File Number 1-6403), and incorporated by reference herein and the First Amendment dated October 31, 1995 previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 26, 1995 (Commission File Number 1-6403), and incorporated by referenced herein.

 4b. Restated Financing and Security Agreement dated July 6, 1995 between Winnebago Industries, Inc. and Bank of America Specialty Group (formerly Nations Bank Specialty Lending Unit) previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 26, 1995 (Commission File Number 1-6403), and incorporated by reference herein.

 4c. Inventory Finance Agreement dated November 26, 1997 between Winnebago Industries, Inc. and Conseco Financing Services Group (formerly Green Tree Financial Servicing Corporation).

 4d. Credit Agreement dated October 19, 2000 between Winnebago Industries, Inc. and Wells Fargo Bank, National Association.

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

10e. Winnebago Industries, Inc. Officers' Incentive Compensation Plan for fiscal 2001.

10f. Winnebago Industries, Inc. Employee's Stock Bonus Plan and Trust Agreement previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1996 (Commission File Number 1-6403) and incorporated by reference herein.

10g. Winnebago Industries, Inc. Directors' Deferred Compensation Plan previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 30, 1997 (Commission File Number 1-6403) and incorporated by reference herein.

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

10j. Winnebago Industries, Inc. Officers' Long-Term Incentive Plan, fiscal three-year period 1999, 2000 and 2001 previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 27, 1999 (Commission File Number 1-6403), and incorporated by reference herein.

Exhibit Index
Page Two


10k. Winnebago Industries, Inc. Officers' Long-Term Incentive Plan, fiscal three-year period 2000, 2001 and 2002 previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 28, 1999 (Commission File Number 1-6403) and incorporated by reference herein.

10l. Winnebago Industries, Inc. Officers' Long-Term Incentive Plan, fiscal three-year period 2001, 2002 and 2003.

10m. Winnebago Industries, Inc. Rights Plan Agreement previously filed with the Registrant's Current Report on Form 8-K dated May 3, 2000 (Commission File Number 1-6403) and incorporated by reference herein.

13. Winnebago Industries, Inc. Annual Report to Shareholders for the year ended August 26, 2000.

21.    List of Subsidiaries.

23.    Consent of Independent Auditors.

27.    Financial Data Schedule.