Form 10-Q
period 2000-11-25
WINNEBAGO INDUSTRIES INC
filed 2001-01-05
CIK 107687

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               November 25, 2000
                               -------------------------------------------------

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

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

There were 20,543,424 shares of $.50 par value common stock outstanding on January 4, 2001.

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

          Unaudited Consolidated Statements of Income                      3

          Unaudited Consolidated Condensed Statements of Cash Flows        4

          Unaudited Condensed Notes to Consolidated Financial            5 - 7
            Statements

          Management's Discussion and Analysis of Financial Condition    8 - 10
            and Results of Operations

PART II.  OTHER INFORMATION                                             11 & 12

Part I Financial Information
Item 1.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


Dollars in thousands
                                                        NOVEMBER 25,     AUGUST 26,
                       ASSETS                               2000            2000
----------------------------------------------------    ------------    ------------
                                                        (Unaudited)
CURRENT ASSETS
Cash and cash equivalents                               $     62,208    $     51,443
Receivables, less allowance for doubtful
   accounts ($1,050 and $1,168, respectively)                 15,592          32,045
Dealer financing receivables, less allowance
   for doubtful accounts ($35 and $27, respectively)          37,946          32,696
Inventories                                                   91,268          85,707
Prepaid expenses                                               4,164           3,952
Deferred income taxes                                          7,675           7,675
                                                        ------------    ------------

     Total current assets                                    218,853         213,518
                                                        ------------    ------------

PROPERTY AND EQUIPMENT, at cost
Land                                                           1,138           1,138
Buildings                                                     45,680          45,219
Machinery and equipment                                       80,075          78,099
Transportation equipment                                       5,526           5,414
                                                        ------------    ------------
                                                             132,419         129,870
     Less accumulated depreciation                            85,806          84,415
                                                        ------------    ------------

     Total property and equipment, net                        46,613          45,455
                                                        ------------    ------------

INVESTMENT IN LIFE INSURANCE                                  21,402          21,028
                                                        ------------    ------------

DEFERRED INCOME TAXES, NET                                    20,635          20,635
                                                        ------------    ------------

OTHER ASSETS                                                   7,704           8,050
                                                        ------------    ------------

TOTAL ASSETS                                            $    315,207    $    308,686
                                                        ============    ============


See Unaudited Condensed Notes to Consolidated Financial Statements

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


Dollars in thousands
                                                           NOVEMBER 25,     AUGUST 26,
LIABILITIES AND STOCKHOLDERS' EQUITY                           2000            2000
--------------------------------------------------------   ------------    ------------
                                                            (Unaudited)
CURRENT LIABILITIES
Accounts payable, trade                                    $     31,494    $     26,212
Income tax payable                                               13,677          10,381
Accrued expenses:
     Insurance                                                    5,554           5,384
     Product warranties                                           7,507           8,114
     Accrued compensation                                         9,470          13,924
     Promotional                                                  4,933           3,145
     Other                                                        3,924           4,675
                                                           ------------    ------------

        Total current liabilities                                76,559          71,835
                                                           ------------    ------------

POSTRETIREMENT HEALTH CARE AND DEFERRED
   COMPENSATION BENEFITS                                         62,928          61,942
                                                           ------------    ------------

STOCKHOLDERS' EQUITY
Capital stock, common, par value $.50; authorized
   60,000,000 shares:  issued 25,883,000 and 25,878,000
   shares, respectively                                          12,941          12,939
Additional paid-in capital                                       22,057          21,994
Reinvested earnings                                             204,095         195,556
                                                           ------------    ------------
                                                                239,093         230,489
Less treasury stock, at cost                                     63,373          55,580
                                                           ------------    ------------

Total stockholders' equity                                      175,720         174,909
                                                           ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $    315,207    $    308,686
                                                           ============    ============


See Unaudited Condensed Notes to Consolidated Financial Statements

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
================================================================================
In thousands except per share data

                                                              THIRTEEN WEEKS ENDED
                                                          NOVEMBER 25,     NOVEMBER 27,
                                                              2000             1999
                                                          ------------     ------------
Net revenues                                              $    164,167     $    184,946
Cost of goods sold                                             141,684          155,797
                                                          ------------     ------------
     Gross profit                                               22,483           29,149
                                                          ------------     ------------

Operating expenses:
     Selling                                                     6,339            6,489
     General and administrative                                  2,764            4,600
                                                          ------------     ------------
     Total operating expenses                                    9,103           11,089
                                                          ------------     ------------

Operating income                                                13,380           18,060

Financial income                                                   971              653
                                                          ------------     ------------

Income before tax and cumulative effect of a change in
   accounting method                                            14,351           18,713
Provision for taxes                                              4,755            6,332
                                                          ------------     ------------

Income before cumulative effect of a change in
   accounting method                                             9,596           12,381

Cumulative effect on prior years of the accounting
   method change                                                (1,050)              --
                                                          ------------     ------------
Net income                                                $      8,546     $     12,381
                                                          ============     ============

Earnings per share-basic (Note 8):
     Income before cumulative effect of a change
        in accounting method                              $        .45     $        .56
     Cumulative effect on prior years of the accounting
        method change                                             (.05)              --
                                                          ------------     ------------
     Net income                                           $        .40     $        .56
                                                          ============     ============

Number of shares used in per share
   calculations-basic (Note 8)                                  21,101           22,114
                                                          ============     ============

Earnings per share-diluted (Note 8):
   Income before cumulative effect of a change in
      accounting method                                   $        .45     $        .55
   Cumulative effect on prior years of the accounting
      method change                                               (.05)              --
                                                          ------------     ------------
Net income                                                $        .40     $        .55
                                                          ============     ============

Number of shares used in per share
   calculations-diluted (Note 8)                                21,280           22,531
                                                          ============     ============

Proforma information for the adoption of SAB101
   Net revenues                                           $    164,167     $    187,096
   Net income                                                    9,596           12,436
   Earnings per share - basic                                      .45              .56
   Earnings per share - diluted                                    .45              .55

See Unaudited Condensed Notes to Consolidated Financial Statements.

================================================================================

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


Dollars in thousands                                                     THIRTEEN WEEKS ENDED
                                                                     NOVEMBER 25,     NOVEMBER 27,
                                                                         2000             1999
                                                                     ------------     ------------
Cash flows from operating activities:
  Net income                                                         $      9,596     $     12,381
  Change in accounting method                                              (1,050)              --
Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation and amortization                                             1,791            1,526
  Other                                                                       117               81
Change in assets and liabilities:
  Decrease in receivable and other assets                                  16,112            2,470
  (Increase) decrease in inventories                                       (5,561)             937
  Increase (decrease) in accounts payable and accrued
     expenses                                                               1,428          (16,110)
  Increase in income taxes payable                                          3,296            6,332
  Increase in postretirement benefits                                       2,323            1,619
                                                                     ------------     ------------
Net cash provided by operating activities                                  28,052            9,236
                                                                     ------------     ------------

Cash flows used by investing activities:
  Purchases of property and equipment                                      (2,971)          (2,992)
  Investments in dealer receivables                                       (24,254)         (28,971)
  Collections of dealer receivables                                        18,998           24,953
  Other                                                                    (1,325)          (1,513)
                                                                     ------------     ------------
Net cash used by investing activities                                      (9,552)          (8,523)
                                                                     ------------     ------------

Cash flows used by financing activities and capital transactions:
  Payments for purchase of common stock                                    (8,317)          (9,280)
  Payment of cash dividends                                                    (7)              (7)
  Other                                                                       589              627
                                                                     ------------     ------------
Net cash used by financing activities and
   capital transactions                                                    (7,735)          (8,660)
                                                                     ------------     ------------
Net increase (decrease) in cash and cash equivalents                       10,765           (7,947)

Cash and cash equivalents - beginning of period                            51,443           48,160
                                                                     ------------     ------------

Cash and cash equivalents - end of period                            $     62,208     $     40,213
                                                                     ============     ============


See Unaudited Condensed Notes to Consolidated Financial Statements.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
         UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of November 25, 2000, the consolidated results of operations and the consolidated cash flows for the 13 weeks ended November 25, 2000 and November 27, 1999. The statement of income for the 13 weeks ended November 25, 2000, are not necessarily indicative of the results to be expected for the full year. The balance sheet data as of August 26, 2000 was derived from audited financial statements, but does not include all disclosures contained in the Company's Annual Report to Shareholders for the year ended August 26, 2000. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company's Annual Report to Shareholders for the year ended August 26, 2000.


2. Beginning in the first quarter of fiscal 2001, the Company elected to adopt the Securities and Exchange Commission's (SEC) Staff Accounting Bulletin No. 101 ("SAB 101") - Revenue Recognition in Financial Statements, which the SEC staff issued in December 1999. SAB 101 sets forth the SEC's views concerning revenue recognition, the effect of which on the Company is to record revenue upon delivery of products to Winnebago Industries' dealers rather than upon shipment by the Company. This change requires an adjustment to retained earnings in the Company's first quarter 2001 results, which reflects the cumulative effect on the prior year's results due to the application of SAB 101. Pro forma information for the first quarter of fiscal 2000 is disclosed on the Company's Unaudited Consolidated Statements of Income (page 3 of this report).


3. Inventories are valued at the lower of cost or market, with cost being determined under the last-in, first-out (LIFO) method and market defined as net realizable value.

     Inventories are composed of the following (dollars in thousands):

                                            November 25,      August 26,
                                                2000              2000
                                            ------------     ------------

               Finished goods...........    $     30,257     $     28,286
               Work in process..........          20,632           19,577
               Raw materials............          62,543           59,674
                                            ------------     ------------
                                                 113,432          107,537
               LIFO reserve.............         (22,164)         (21,830)
                                            ------------     ------------
                                            $     91,268     $     85,707
                                            ============     ============


4. On October 19, 2000, the Company entered into an unsecured Credit Agreement with Wells Fargo Bank, National Association. The Credit Agreement provides the Company with a line of credit of $20,000,000 until January 31, 2002, at an interest rate of either (1) a variable rate per annum of one percent below the Bank's prime rate in effect from time to time or (2) a fixed rate per annum determined by the Bank to be one percent above LIBOR, as selected by the Company in accordance with the Credit Agreement. The Credit Agreement contains covenants that, among other matters, impose certain limitations on mergers, transfers of assets and encumbering or otherwise pledging the Company's assets. In addition, the Company is required to satisfy certain financial covenants and tests relating to tangible net worth, total liabilities and current ratio. As of November 25, 2000, the Company was in compliance with these financial covenants. There were no outstanding borrowings under the line of credit at November 25, 2000.

5. It is customary practice for companies in the recreation vehicle industry to enter into repurchase agreements with lending institutions which have provided wholesale floor plan financing to dealers. The Company's agreements provide for the repurchase of its products from the financing institution in the event of repossession upon a dealer's default. The Company was contingently liable for approximately $216,763,000 and $219,873,000 under repurchase agreements with lending institutions as of November 25, 2000 and August 26, 2000, respectively. Included in these contingent liabilities as of November 25, 2000 and August 26, 2000 are approximately $4,974,000 and $6,846,000, respectively, of certain dealer receivables subject to recourse agreements with Bank of America Specialty Group (formerly NationsBank Specialty Lending Unit) and Conseco Finance Servicing Group (formerly Green Tree Financial).


6. For the periods indicated, the Company paid cash for the following (dollars in thousands):

                                          THIRTEEN WEEKS ENDED
                                     ------------------------------
                                     November 25,      November 27,
                                         2000              1999
                                     ------------      ------------
               Interest              $         --      $         --
               Income taxes                    --                --


7. On March 15, 2000, the Board of Directors authorized the repurchase of outstanding shares of the Company's common stock for an aggregate purchase price of up to $15,000,000. As of January 4, 2001, 1,099,066 shares were repurchased for an aggregate consideration of $13,932,000 under this repurchase authorization.


8. The following table reflects the calculation of basic and diluted earnings per share for the 13 weeks ended November 25, 2000 and November 27, 1999:

                                                   THIRTEEN WEEKS ENDED
                                               ---------------------------
                                               NOVEMBER 25,   NOVEMBER 27,
     IN THOUSANDS EXCEPT PER SHARE DATA            2000           1999
                                               ------------   ------------

     EARNINGS PER SHARE - BASIC:
     --------------------------
     Net income                                $      8,546   $     12,381
                                               ------------   ------------
     Weighted average shares outstanding             21,101         22,114
                                               ------------   ------------
     Earnings per share - basic                $        .40            .56
                                               ------------   ------------

     EARNINGS PER SHARE - ASSUMING DILUTION:
     --------------------------------------
     Net income                                $      8,546   $     12,381
                                               ------------   ------------
     Weighted average shares outstanding             21,101         22,114
     Dilutive impact of options outstanding             179            417
                                               ------------   ------------
     Weighted average shares & potential
         dilutive shares outstanding                 21,280         22,531
                                               ------------   ------------
     Earnings per share - assuming dilution    $        .40   $        .55
                                               ------------   ------------

9. The Company defines its operations into two business segments: Recreational vehicles and other manufactured products and dealer financing. Recreation vehicles and other manufactured products includes all data relative to the manufacturing and selling of the Company's Class A, B and C motor home products as well as sales of component products for other manufacturers and recreation vehicle related parts and service revenue. Dealer financing includes floorplan and rental unit financing for a limited number of the Company's dealers. Management focuses on operating income as a segment's measure of profit or loss when evaluating a segment's financial performance. Operating income is before interest expense, interest income, and income taxes. A variety of balance sheet ratios are used by management to measure the business. Maximizing the return from each segment's assets excluding cash and cash equivalents is the primary focus. Identifiable assets are those assets used in the operations of each industry segment. General corporate assets consist of cash and cash equivalents, deferred income taxes and other corporate assets not related to the two business segments. General corporate income and expenses include administrative costs. Inter-segment sales and expenses are not significant.

     For the 13 weeks ended November 25, 2000 and November 27, 1999, the Company's segment information is as follows:

                                        RECREATION
                                     VEHICLES & OTHER
                                       MANUFACTURED      DEALER       GENERAL
     (DOLLARS IN THOUSANDS)              PRODUCTS       FINANCING     CORPORATE        TOTAL
     -----------------------------------------------------------------------------------------
     13 WEEKS ENDED NOVEMBER 25, 2000
     Net revenues                        $  163,138    $    1,029    $       --     $  164,167
     Operating income (loss)                 12,484         1,022          (126)        13,380
     Identifiable assets                    182,171        38,634        94,402        315,207

     13 WEEKS ENDED NOVEMBER 27, 1999
     Net revenues                        $  184,076    $      870    $       --     $  184,946
     Operating income (loss)                 17,345           841          (126)        18,060
     Identifiable assets                    181,790        29,527        70,485        281,802

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Thirteen Weeks Ended November 25, 2000 Compared to Thirteen Weeks Ended November 27, 1999

Net revenues for recreation vehicles and other manufactured products for the 13 weeks ended November 25, 2000 were $163,138,000, a decrease of $20,938,000, or
11.4 percent from the 13-week period ended November 27, 1999. Motor home unit sales (Class A and C) were 2,197 units, a decrease of 428 units, or 16.3 percent, during the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000. The percentage decrease in net revenues in the first quarter of fiscal 2001 was less than the percentage decrease in motor home unit sales for that period as a result of the Company's sales of more units, as a percentage of the total unit sales, with the higher-priced slideout option during the first quarter of fiscal 2001. A slowing U.S. economy, increased interest rates and a decline in consumer confidence levels contributed to reductions in the Company's net revenues and unit sales. The Company's expectations for the next couple of quarters remain below prior year levels. However, due to demographic studies, the long-term outlook for motor home sales continues to appear very favorable as the industry's prime target market of people age 50 and older is growing and is expected to continue to grow over the next 30 years. Order backlog for the Company's Class A and Class C motor homes was approximately 1,420 orders and 2,700 orders at November 25, 2000 and November 27, 1999, respectively. The Company includes in its backlog all accepted purchase orders from dealers shippable within the next six months. Orders in backlog can be canceled at the option of the purchaser at any time without penalty and, therefore, backlog may not necessarily be a measure of future sales.

Net revenues for dealer financing of Winnebago Acceptance Corporation (WAC) were $1,029,000 for the 13 weeks ended November 25, 2000, an increase of $159,000 or
18.3 percent from the 13-week period ended November 27, 1999. Increased revenues for dealer financing reflect an increase in interest rates charged and to a lesser extent, an increase in dealer receivable balances when comparing the first quarter of 2001 to the first quarter of 2000.

Gross profit, as a percent of net revenues, was 13.7 percent for the 13 weeks ended November 25, 2000 compared to 15.8 percent for the 13 weeks ended November 27, 1999. The Company's lower volume of production and sales of motor homes resulted in the lower margins.

Selling expenses were $6,339,000 or 3.9 percent of net revenues during the first quarter of fiscal 2001 compared to $6,489,000 or 3.5 percent of net revenues during the first quarter of fiscal 2000. The decrease in dollars can be attributed primarily to reductions in the Company's advertising costs. The increase in percentage was caused by the decreased sales volume during the first quarter of fiscal 2001.

General and administrative expenses were $2,764,000 or 1.7 percent of net revenues during the 13 weeks ended November 25, 2000 compared to $4,600,000 or
2.5 percent of net revenues during the 13 weeks ended November 27, 1999. The decreases in dollars and percentage when comparing the two quarters were primarily due to reductions in employee incentive programs. Also impacting the two quarter comparison were commitments by the Company to corporate donations during the first quarter ended November 27, 1999.

The Company had net financial income of $971,000 for the first quarter of fiscal 2001 compared to net financial income of $653,000 for the comparable quarter of fiscal 2000. During the 13 weeks ended November 25, 2000, the Company recorded $952,000 of net interest income and gains of $19,000 in foreign currency transactions. During the 13 weeks ended November 27, 1999, the Company recorded $626,000 of net interest income and gains of $27,000 in foreign currency transactions. The increase in interest income when comparing the two periods was due primarily to higher rates of return earned on available invested cash and larger cash balances during the first quarter of fiscal 2001.

The effective income tax rate decreased to 33.1 percent during the first quarter of fiscal 2001 from 33.8 percent during the first quarter of fiscal 2000. The primary reason for the decrease was due to larger amounts of tax-free income recorded from financial investments during the first quarter of fiscal 2001.

For the 13 weeks ended November 25, 2000, the Company had income before cumulative effect of a change in accounting method (SAB No. 101) of $9,596,000, or $.45 per diluted share. The comparable results for the 13 weeks ended November 27, 1999 was income of $12,381,000, or $.55 per diluted share.

Beginning the first quarter of fiscal 2001, the Company elected to adopt SAB 101 issued by the SEC in December 1999. SAB 101 sets forth the views of the SEC concerning revenue recognition, the effect of which on the Company is to record revenue upon delivery of products to dealers rather than upon shipment by the Company. Adoption of SAB 101 during the 13 weeks ended November 25, 2000 resulted in an adjustment to the Company's income of $1,050,000, or $.05 per diluted share.

For the first quarter of fiscal 2001, the Company had net income of $8,546,000, or $.40 per diluted share compared to the first quarter of fiscal 2000's net income of $12,381,000, or $.55 per diluted share. Net income and earnings per diluted share decreased by 31.0 percent and 27.3 percent, respectively, when comparing the first quarter of fiscal 2001 to the first quarter of fiscal 2000.

LIQUIDITY AND FINANCIAL CONDITION

The Company meets its working capital requirements, capital equipment requirements and cash requirements of subsidiaries with funds generated internally and funds from agreements with financial institutions.

At November 25, 2000, working capital was $142,294,000, an increase of $611,000 from the amount at August 26, 2000. The Company's principal uses of cash during the 13 weeks ended November 25, 2000 were $24,254,000 of dealer receivable investments, $8,317,000 for the purchase of shares of the Company's Common Stock and $2,971,000 for the purchase of property and equipment. The Company's principal sources of cash during the 13 weeks ended November 25, 2000 were the collection of $18,998,000 in dealer receivables, decrease in receivable levels of $16,112,000 and income from operations. The Company's sources and uses of cash during the 13 weeks ended November 25, 2000 are set forth in the unaudited consolidated condensed statement of cash flows for that period.

Principal known demands at November 25, 2000 on the Company's liquid assets for the remainder of fiscal 2001 include approximately $8,300,000 of capital expenditures and payments of cash dividends. In addition, on March 15, 2000, the Board of Directors authorized the repurchase of outstanding shares of the Company's common stock for an aggregate purchase price of up to $15,000,000. As of January 4, 2001, 1,099,066 shares had been repurchased for an aggregate consideration of $13,932,000 under this authorization.

Management currently expects its cash on hand, funds from operations and borrowings available under existing credit facilities to be sufficient to cover both short-term and long-term operating requirements.

FORWARD LOOKING INFORMATION

Except for the historical information contained herein, certain of the matters discussed in this report are "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties, including, but not limited to availability and price of fuel, significant increase in interest rates, a general slowdown in the economy, availability of chassis, slower than anticipated sales of new or existing products, new product introductions by competitors, collections of dealer receivables, and other factors which may be disclosed throughout this Form 10-Q or in the Company's Annual Report on Form 10-K for the year ended August 26, 2000. Any forecasts and projections in this report are "forward looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including the aforementioned risk factors, actual results could differ materially.

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


                                              WINNEBAGO INDUSTRIES, INC.
                                        ----------------------------------------
                                                    (Registrant)



Date      January 5, 2001               /s/ Bruce D. Hertzke
     ---------------------------        ----------------------------------------
                                        Bruce D. Hertzke
                                        Chairman of the Board, Chief Executive
                                        Officer, and President
                                            (Principal Executive Officer)



Date      January 5, 2001               /s/ Edwin F. Barker
     ---------------------------        ----------------------------------------
                                        Edwin F. Barker
                                        Vice President - Chief Financial Officer
                                                 (Principal Financial Officer)