Form 10-Q
period 2001-02-24
WINNEBAGO INDUSTRIES INC
filed 2001-04-09
CIK 107687

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             February 24, 2001
                               -------------------------------------------------

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

There were 20,525,160 shares of $.50 par value common stock outstanding on April 6, 2001.

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

         Unaudited Consolidated Statements of Income                     3

         Unaudited Consolidated Condensed Statements of Cash Flows       4

         Unaudited Condensed Notes to Consolidated Financial
           Statements                                                  5 - 7

         Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                   8 - 11

PART II. OTHER INFORMATION                                             12- 14

Part I Financial Information
Item 1.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


Dollars in thousands

                                                    FEBRUARY 24,  AUGUST 26,
                               ASSETS                       2001        2000
--------------------------------------------------  ------------  ----------
                                                     (Unaudited)
CURRENT ASSETS
Cash and cash equivalents                               $ 58,034    $ 51,443
Receivables, less allowance for doubtful
 accounts ($1,100 and $1,168, respectively)               17,605      32,045
Dealer financing receivables, less allowance
 for doubtful accounts ($33 and $27, respectively)        37,867      32,696
Inventories                                               89,160      85,707
Prepaid expenses                                           4,201       3,952
Deferred income taxes                                      7,675       7,675
                                                        --------    --------

     Total current assets                                214,542     213,518
                                                        --------    --------

PROPERTY AND EQUIPMENT, at cost
Land                                                       1,138       1,138
Buildings                                                 45,920      45,219
Machinery and equipment                                   81,067      78,099
Transportation equipment                                   5,504       5,414
                                                        --------    --------
                                                         133,629     129,870
     Less accumulated depreciation                        87,113      84,415
                                                        --------    --------

     Total property and equipment, net                    46,516      45,455
                                                        --------    --------

INVESTMENT IN LIFE INSURANCE                              21,636      21,028
                                                        --------    --------

DEFERRED INCOME TAXES, NET                                20,635      20,635
                                                        --------    --------

OTHER ASSETS                                               7,814       8,050
                                                        --------    --------

TOTAL ASSETS                                            $311,143    $308,686
                                                        ========    ========


See Unaudited Condensed Notes to Consolidated Financial Statements

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

Dollars in thousands

                                                       FEBRUARY 24,   AUGUST 26,
LIABILITIES AND STOCKHOLDERS' EQUITY                           2001        2000
-------------------------------------------------------------------    --------
                                                         (Unaudited)
CURRENT LIABILITIES
Accounts payable, trade                                    $ 21,478    $ 26,212
Income tax payable                                           13,917      10,381
Accrued expenses:
     Insurance                                                5,109       5,384
     Product warranties                                       7,230       8,114
     Accrued compensation                                     9,958      13,924
     Promotional                                              6,354       3,145
     Other                                                    3,855       4,675
                                                           --------    --------

        Total current liabilities                            67,901      71,835
                                                           --------    --------

POSTRETIREMENT HEALTH CARE AND DEFERRED                      63,610      61,942
   COMPENSATION BENEFITS                                   --------    --------

STOCKHOLDERS' EQUITY
Capital stock, common, par value $.50; authorized
   60,000,000 shares:  issued 25,882,000 and 25,878,000
   shares, respectively                                      12,941      12,939
Additional paid-in capital                                   21,822      21,994
Reinvested earnings                                         208,225     195,556
                                                           --------    --------
                                                            242,988     230,489
Less treasury stock, at cost                                 63,356      55,580
                                                           --------    --------

Total stockholders' equity                                  179,632     174,909
                                                           --------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $311,143    $308,686
                                                           ========    ========


See Unaudited Condensed Notes to Consolidated Financial Statements

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
================================================================================

IN THOUSANDS EXCEPT PER SHARE DATA

                                                       THIRTEEN WEEKS ENDED      TWENTY-SIX WEEKS ENDED
                                                     ------------------------- --------------------------
                                                     February 24, February 26, February 24,  February 26,
                                                        2001         2000         2001          2000
                                                      ---------    ---------    ---------     ---------
Net revenues                                          $ 142,531    $ 189,568    $ 306,698     $ 374,514
Cost of goods sold                                      125,365      160,997      267,049       316,794
                                                      ---------    ---------    ---------     ---------
     Gross profit                                        17,166       28,571       39,649        57,720
                                                      ---------    ---------    ---------     ---------

Operating expenses:
     Selling                                              5,470        5,723       11,809        12,212
     General and administrative                           3,146        5,845        5,910        10,445
                                                      ---------    ---------    ---------     ---------
     Total operating expenses                             8,616       11,568       17,719        22,657
                                                      ---------    ---------    ---------     ---------
Operating income                                          8,550       17,003       21,930        35,063
Financial income                                            901          905        1,872         1,558
                                                      ---------    ---------    ---------     ---------

Income before tax and cumulative effect of a
   change in accounting method                            9,451       17,908       23,802        36,621
Provision for taxes                                       3,267        6,057        8,022        12,389
                                                      ---------    ---------    ---------     ---------

Income before cumulative effect of a change in
   accounting method                                      6,184       11,851       15,780        24,232

Cumulative effect on prior years of the accounting
   method change                                             --           --       (1,050)           --
                                                      ---------    ---------    ---------     ---------
Net income                                            $   6,184    $  11,851    $  14,730     $  24,232
                                                      =========    =========    =========     =========
Earnings per share - basic (Note 8):
   Income before cumulative effect of change in
      accounting method                               $     .30    $     .54    $     .76     $    1.10
   Cumulative effect on prior years of the
      accounting method change                               --           --         (.05)           --
                                                      ---------    ---------    ---------     ---------
Net income                                            $     .30    $     .54    $     .71     $    1.10
                                                      =========    =========    =========     =========

Number of shares used in per share calculations -
   basic (Note 8)                                        20,576       21,765       20,839        21,946
                                                      =========    =========    =========     =========

Earnings per share - diluted (Note 8):
   Income before cumulative effect of a change in
      accounting method                               $     .30    $     .54    $     .75     $    1.08
   Cumulative effect on prior years of the
      accounting method change                               --           --         (.05)           --
                                                      ---------    ---------    ---------     ---------
Net income                                            $     .30    $     .54    $     .70     $    1.08
                                                      =========    =========    =========     =========

Number of shares used in per share calculations -
   diluted (Note 8)                                      20,882       22,134       21,082        22,339
                                                      =========    =========    =========     =========
Proforma information for the adoption of SAB101
Net revenues                                          $ 142,531    $ 183,004    $ 306,698     $ 370,100
Net income                                                6,184       11,216       15,780        23,652
Earnings per share - basic                                  .30          .52          .76          1.08
Earnings per share - diluted                                .30          .51          .75          1.06

See Unaudited Condensed Notes to Consolidated Financial Statements.
================================================================================

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Dollars in thousands                                                        TWENTY-SIX WEEKS ENDED
                                                                         ---------------------------
                                                                         February 24,   February 26,
                                                                             2001           2000
                                                                           --------       --------
Cash flows from operating activities:
  Net income as defined on the statements of income                        $ 14,730       $ 24,232
    (page 3)
Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation and amortization                                               3,636          3,144
  Other                                                                         106            177
Change in assets and liabilities:
  Decrease (increase) in receivable and other assets                         14,099        (13,381)
  (Increase) decrease in inventories                                         (3,453)         4,522
  Decrease in accounts payable and accrued expenses                          (7,470)        (7,443)
  Increase in income taxes payable                                            3,536         12,608
  Increase in postretirement benefits                                         3,862          2,966
                                                                           --------       --------
Net cash provided by operating activities                                    29,046         26,825
                                                                           --------       --------
Cash flows used by investing activities:

  Purchases of property and equipment                                        (4,795)        (7,147)
  Investments in dealer receivables                                         (52,392)       (53,635)
  Collections of dealer receivables                                          47,220         46,978
  Other                                                                      (2,481)        (2,040)
                                                                           --------       --------
Net cash used by investing activities                                       (12,448)       (15,844)
                                                                           --------       --------

Cash flows used by financing activities and capital transactions:
  Payments for purchase of common stock                                      (9,300)       (14,490)
  Payment of cash dividends                                                  (2,062)        (2,189)
  Other                                                                       1,355          1,036
                                                                           --------       --------
Net cash used by financing activities and
   capital transactions                                                     (10,007)       (15,643)
                                                                           --------       --------
Net increase (decrease) in cash and cash equivalents                          6,591         (4,662)

Cash and cash equivalents - beginning of period                              51,443         48,160
                                                                           --------       --------

Cash and cash equivalents - end of period                                  $ 58,034       $ 43,498
                                                                           ========       ========

See Unaudited Condensed Notes to Consolidated Financial Statements.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
         UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of February 24, 2001, the consolidated results of operations for the 26 and 13 weeks ended February 24, 2001 and February 26, 2000, and the consolidated cash flows for the 26 weeks ended February 24, 2001 and February 26, 2000. The statement of income for the 26 weeks ended February 24, 2001, is not necessarily indicative of the results to be expected for the full year. The balance sheet data as of August 26, 2000 was derived from audited financial statements, but does not include all disclosures contained in the Company's Annual Report to Shareholders for the year ended August 26, 2000. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company's Annual Report to Shareholders for the year ended August 26, 2000.

NOTE 2:  NEW ACCOUNTING PRONOUNCEMENTS

     On August 27, 2000, the Company adopted the Securities and Exchange Commission's (SEC) Staff Accounting Bulletin (SAB) No. 101 - REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which the SEC staff issued in December 1999. SAB No. 101 sets forth the SEC's views concerning revenue recognition, which the effect on the Company was to begin recording revenue upon receipt of products by Winnebago Industries' dealers rather than upon shipment by the Company. This change required an adjustment to retained earnings in the Company's first quarter 2001 results, which reflects the cumulative effect on the prior year's results due to the application of SAB No. 101. Pro forma information for the 13 and 26 weeks ended February 26, 2000 is disclosed on the Company's Unaudited Consolidated Statements of Income (page 3 of this report).

     On August 27, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and has determined that they have no freestanding or embedded derivatives. All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. The Company's policy is to not use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

NOTE 3:  INVENTORIES

     Inventories are valued at the lower of cost or market, with cost being determined under the last-in, first-out (LIFO) method and market defined as net realizable value.

     Inventories are composed of the following (dollars in thousands):

                              February 24,     August 26,
                                  2001            2000
                               ---------       ---------
     Finished goods........    $  36,855       $  28,286
     Work in process.......       22,425          19,577
     Raw materials.........       52,203          59,674
                               ---------       ---------
                                 111,483         107,537
     LIFO reserve..........      (22,323)        (21,830)
                               ---------       ---------
                               $  89,160       $  85,707
                               =========       =========

NOTE 4:  NOTES PAYABLE

     On October 19, 2000, the Company entered into an unsecured Credit Agreement with Wells Fargo Bank Iowa, National Association as amended. The Credit Agreement provides the Company with a line of credit of $20,000,000 until January 31, 2002, at an interest rate of either (1) a variable rate per annum of one percent below the Bank's prime rate in effect from time to time or (2) a fixed rate per annum determined by the Bank to be one percent above LIBOR, as selected by the Company in accordance with the Credit Agreement. The Credit Agreement contains covenants that, among other matters, impose certain limitations on mergers, transfers of assets and encumbering or otherwise pledging the Company's assets. In addition, the Company is required to satisfy certain financial covenants and tests relating to tangible net worth, total liabilities and current ratio. As of February 24, 2001, the Company was in compliance with these financial covenants. There were no outstanding borrowings under the line of credit at February 24, 2001.

NOTE 5:  CONTINGENT LIABILITIES AND COMMITMENTS

     It is customary practice for companies in the recreation vehicle industry to enter into repurchase agreements with lending institutions which have provided wholesale floor plan financing to dealers. The Company's agreements provide for the repurchase of its products from the financing institution in the event of repossession upon a dealer's default. The Company was contingently liable for approximately $251,540,000 and $219,873,000 under repurchase agreements with lending institutions as of February 24, 2001 and August 26, 2000, respectively. Included in these contingent liabilities as of February 24, 2001 and August 26, 2000 are approximately $1,633,000 and $6,846,000, respectively, of certain dealer receivables subject to recourse agreements with Bank of America Specialty Group (formerly NationsBank Specialty Lending Unit) and Conseco Finance Servicing Group (formerly Green Tree Financial).

NOTE 6:  SUPPLEMENTAL CASH FLOW DISCLOSURE

     For the periods indicated, the Company paid cash for the following (dollars in thousands):

                              Twenty-Six Weeks Ended
                          ------------------------------
                           February 24,     February 26,
                               2001             2000
                          -------------     ------------
     Interest             $          --     $        129
     Income taxes                 3,000           13,205

NOTE 7:  REPURCHASE OF OUTSTANDING STOCK

       On March 8, 2001, the Company completed the repurchase of outstanding shares of its common stock authorized by the Board of Directors on March 15, 2000. Under this repurchase program, 1,163,766 shares were repurchased for an aggregate consideration of approximately $14,999,000.

       On March 14, 2001, the Board of Directors authorized the repurchase of outstanding shares of the Company's common stock for an aggregate purchase price of up to $15,000,000.

NOTE 8:  INCOME PER SHARE

       The following table reflects the calculation of basic and diluted earnings per share for the 13 and 26 weeks ended February 24, 2001 and February 26, 2000:

                                                         Thirteen Weeks Ended        Twenty-Six Weeks Ended
                                                      --------------------------   ---------------------------
                                                     February 24,   February 26,   February 24,   February 26,
In thousands except per share data                           2001           2000           2001           2000
                                                         --------       --------       --------       --------
Earnings per share - basic:
Net income                                               $  6,184       $ 11,851       $ 14,730       $ 24,232
                                                         --------       --------       --------       --------
Weighted average shares outstanding                        20,576         21,765         20,839         21,946

Earnings per share - basic                               $    .30       $    .54       $    .71       $   1.10
                                                         --------       --------       --------       --------

Earnings per share - assuming dilution:

Net income                                               $  6,184       $ 11,851       $ 14,730       $ 24,232
                                                         --------       --------       --------       --------
Weighted average shares outstanding                        20,576         21,765         20,839         21,946
Dilutive impact of options outstanding                        306            369            243            393
                                                         --------       --------       --------       --------
Weighted average shares & potential
    dilutive shares outstanding                            20,882         22,134         21,082         22,339
                                                         --------       --------       --------       --------
Earnings per share - assuming dilution                   $    .30       $    .54       $    .70       $   1.08
                                                         --------       --------       --------       --------

NOTE 9:  BUSINESS SEGMENT INFORMATION

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

     For the 26 weeks ended February 24, 2001 and February 26, 2000, the Company's segment information is as follows:

                                         Recreation Vehicles &
                                          Other Manufactured      Dealer            General
     (dollars in thousands)                    Products          Financing         Corporate           Total
     --------------------------------          --------          --------          --------           --------
     26 Weeks Ended February 24, 2001
     Net revenues                              $304,458          $  2,240          $     --           $306,698
     Operating income (loss)                     20,162             2,219              (451)            21,930
     Identifiable assets                        182,192            38,750            90,201            311,143

     26 Weeks Ended February 26, 2000
     Net revenues                              $372,719          $  1,795          $     --           $374,514
     Operating income (loss)                     33,808             1,739              (484)            35,063
     Identifiable assets                        183,520            32,466            86,905            302,891


ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Thirteen Weeks Ended February 24, 2001 Compared to Thirteen Weeks Ended February 26, 2000

Net revenues for recreation vehicles and other manufactured products for the 13 weeks ended February 24, 2001 were $141,320,000, a decrease of $47,323,000, or
25.1 percent from the 13-week period ended February 26, 2000. Motor home unit sales (Class A and C) were 1,804 units, a decrease of 788 units, or 30.4 percent, during the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000. The percentage decrease in net revenues in the second quarter of fiscal 2001 was less than the percentage decrease in motor home unit sales for that period as a result of the Company's sales of more units, as a percentage of the total unit sales, with the higher-priced slideout option during the second quarter of fiscal 2001. Current economic conditions such as higher interest rates and a decline in consumer confidence levels contributed to reductions in unit sales, which resulted in reductions in the Company's net revenues.

The Company's expectations for the current fiscal year remain below the past two fiscal year levels as a result of these factors. However, the long-term outlook for motor home sales continues to appear very favorable. Demographic studies for the United States show continued growth of the recreation vehicle industry's prime target market for the next 30 years. Order backlog for the Company's Class A and Class C motor homes was approximately 1,550 and 2,500 orders at February 24, 2001 and February 26, 2000, respectively. The Company includes in its backlog all accepted purchase orders from dealers shippable within the next six months. Orders in backlog can be canceled at the option of the purchaser at any time without penalty and, therefore, backlog may not necessarily be a measure of future sales.

Net revenues for dealer financing of Winnebago Acceptance Corporation (WAC) were $1,211,000 for the 13 weeks ended February 24, 2001; an increase of $286,000, or
30.9 percent from the 13-week period ended February 26, 2000. Increased revenues for dealer financing reflect an increase in dealer receivable balances and to a lesser extent, an increase in interest rates charged when comparing the second quarter of fiscal 2001 to the second quarter of fiscal 2000.

Gross profit, as a percent of net revenues, was 12.0 percent for the 13 weeks ended February 24, 2001 compared to 15.1 percent for the 13 weeks ended February 26, 2000. The Company's lower volume of production and sales resulted in the lower margins.

Selling expenses were $5,470,000, or 3.8 percent of net revenues during the second quarter of fiscal 2001 compared to $5,723,000, or 3.0 percent of net revenues during the second quarter of fiscal 2000. The decrease in dollars can be attributed primarily to a reduction in incentives paid to the Company's outside sales staff and to a reduction in Company sponsored promotional programs; these reductions were partially offset by increases in Company advertising costs. The increase in percentage was caused by the decreased sales volume during the second quarter of fiscal 2001.

General and administrative expenses were $3,146,000, or 2.2 percent of net revenues during the 13 weeks ended February 24, 2001 compared to $5,845,000, or
3.1 percent of net revenues during the 13 weeks ended February 26, 2000. The decreases in dollars and percentage when comparing the two quarters were primarily due to reductions in employee incentive programs and lower legal and insurance costs.

The Company had net financial income of $901,000 for the second quarter of fiscal 2001 compared to net financial income of $905,000 for the comparable quarter of fiscal 2000. During the 13 weeks ended February 24, 2001, the Company recorded $917,000 of net interest income and losses of $16,000 in foreign currency transactions. During the 13 weeks ended February 26, 2000, the Company recorded $909,000 of net interest income and losses of $4,000 in foreign currency transactions. The increase in interest income when comparing the two periods was due primarily to larger cash balances available for investing during the second quarter of fiscal 2001.

The effective income tax rate increased to 34.6 percent during the second quarter of fiscal 2001 from 33.8 percent during the second quarter of fiscal 2000. The primary reason for the increase was due to higher state income taxes during the second quarter of fiscal 2001.

For the second quarter of fiscal 2001, the Company had net income of $6,184,000, or $.30 per diluted share compared to the second quarter of fiscal 2000's net income of $11,851,000, or $.54 per diluted share. Net income and earnings per diluted share decreased by 47.8 percent and 44.4 percent, respectively, when comparing the second quarter of fiscal 2001 to the second quarter of fiscal 2000. The difference in percentages when comparing the net income to the net earnings per share was due primarily to a lower number of outstanding shares of the Company's common stock at February 24, 2001 (see Note 7).

Twenty-Six Weeks Ended February 24, 2001 Compared to Twenty-Six Weeks Ended February 26, 2000

Net revenues for manufactured products for the 26 weeks ended February 24, 2001 were $304,458,000, a decrease of $68,261,000, or 18.3 percent from the 26-week period ended February 26, 2000. Motor home unit sales (Class A and C) were 4,001 units, a decrease of 1,216 units, or 23.3 percent during the 26 weeks ended February 24, 2001 when compared to the 26 weeks ended February 26, 2000. The percentage decrease in net revenues during the first half of fiscal 2001 was less than the percentage decrease in motor home unit sales for that period as a result of the Company's sales of more units, as a percentage of the total unit sales, with the higher-priced slideout option during the first half of fiscal 2001. The Company's expectations for the remainder of the fiscal year remain below prior year levels due to current economic conditions. However, the long-term outlook for motor home sales continues to appear very favorable. Demographic studies for the United States show continued growth of the recreation vehicle industry's prime target market for the next 30 years.

Net revenues for dealer financing of WAC were $2,240,000 for the 26 weeks ended February 24, 2001, an increase of $445,000 or 24.8 percent from the 26-week period ended February 26, 2000. Increased revenues for dealer financing reflect an increase in interest rates charged and to a lesser extent an increase in dealer receivable balances when comparing the first half of fiscal 2001 to the first half of fiscal 2000.

Gross profit, as a percent of net revenue, was 12.9 percent for the 26 weeks ended February 24, 2001 compared to 15.4 percent for the 26 weeks ended February 26, 2000. The Company's lower volume of production and sales of motor homes resulted in the lower margins.

Selling expenses were $11,809,000, or 3.9 percent of net revenues during the first six months of fiscal 2001 compared to $12,212,000, or 3.3 percent of net revenues during the first six months of fiscal 2000. The decrease in dollars can be attributed primarily to a reduction in incentives paid to the Company's outside sales staff and to a reduction in Company sponsored promotional programs as well as to reductions in advertising expenses. The increase in percentage was caused by the decreased sales volume during the first six months of fiscal 2001.

General and administrative expenses were $5,910,000, or 1.9 percent of net revenue during the 26 weeks ended February 24, 2001 compared to $10,445,000, or
2.8 percent of net revenues during the 26 weeks ended February 26, 2000. The decreases in dollars and percentage when comparing the two periods were primarily due to reductions in employee incentive programs and lower insurance and legal costs.

The Company had net financial income of $1,872,000 for the first half of fiscal 2001 compared to net financial income of $1,558,000 for the comparable period of fiscal 2000. During the first half of fiscal 2001, the Company recorded $1,869,000 of net interest income and gains of $3,000 in foreign currency transactions. During the first half of fiscal 2000, the Company recorded $1,535,000 of net interest income and gains of $23,000 in foreign currency transactions. The increase in interest income when comparing the two periods was due primarily to higher rates of return earned on available invested cash and larger cash balances during the first half of fiscal 2001.

The effective income tax rate during the 26 weeks ended February 24, 2001 was
33.7 percent compared to 33.8 percent during the 26 weeks ended February 26, 2000.

For the 26 weeks ended February 24, 2001, the Company had income before cumulative effect of a change in accounting method (SAB No. 101) of $15,780,000, or $.75 per diluted share. The comparable results for the 26 weeks ended February 26, 2000 was income of $24,232,000, or $1.08 per diluted share.

The Company adopted SAB No. 101 in fiscal 2001. SAB No. 101 which was issued by the SEC in December 1999 sets forth the views of the SEC concerning revenue recognition, the effect of which on the Company is to record revenue upon receipt of products to dealers rather than upon shipment by the Company. Adoption of SAB 101 during the 26 weeks ended February 24, 2001 resulted in a decrease to the Company's income of $1,050,000, or $.05 per diluted share.

For the 26 weeks ended February 24, 2001, the Company had net income of $14,730,000, or $.70 per diluted share compared to the 26 weeks ended February 26, 2000's net income of $24,232,000, or $1.08 per diluted share. Net income and earnings per diluted share decreased by 39.2 percent and 35.2 percent, respectively, when comparing the two periods. The difference in percentages when comparing the net income to the net earnings per share was due primarily to a lower number of outstanding shares of the Company's common stock at February 24, 2001 (see Note 7).

LIQUIDITY AND FINANCIAL CONDITION

The Company meets its working capital requirements, capital equipment requirements and cash requirements of subsidiaries with funds generated internally and funds from agreements with financial institutions.

At February 24, 2001, working capital was $146,641,000, an increase of $4,958,000 from the amount at August 26, 2000. The Company's principal uses of cash during the 26 weeks ended February 24, 2001 were $9,300,000 for the purchase of shares of the Company's Common Stock, $4,795,000 for the purchase of property and equipment and dividend payments of $2,062,000. The Company's sources and uses of cash during the 26 weeks ended February 24, 2001 are set forth in the unaudited consolidated condensed statement of cash flows for that period.

Principal known demands at February 24, 2001 on the Company's liquid assets for the remainder of fiscal 2001 include approximately $6,000,000 of capital expenditures and payments of cash dividends. In addition, on March 14, 2001, the Board of Directors authorized the repurchase of outstanding shares of the Company's common stock for an aggregate purchase price of up to $15,000,000.

Management currently expects its cash on hand, funds from operations and borrowings available under existing credit facilities to be sufficient to cover both short-term and long-term operating requirements.

FORWARD LOOKING INFORMATION

Except for the historical information contained herein, certain of the matters discussed in this report are "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties, including, but not limited to, availability and price of fuel, significant increase in interest rates, a general slowdown in the economy, availability of chassis, slower than anticipated sales of new or existing products, new product introductions by competitors, collections of dealer receivables, and other factors which may be disclosed throughout this Form 10-Q or in the Company's Annual Report on Form 10-K for the year ended August 26, 2000. Any forecasts and projections in this report are "forward looking statements" and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including the aforementioned risk factors, actual results could differ materially.

ITEM 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of February 24, 2001, the Company had an investment portfolio of fixed income securities, which are classified as cash and cash equivalents of $58.0 million. These securities, like all fixed income investments, are subject to interest rate risk and will decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until maturity, and therefore, the Company would not expect to recognize an adverse impact in income or cash flows in such an event.

As of February 24, 2001, the Company had dealer financing receivables in the amount of $37.9 million. Interest rates charged on these receivables vary based on the prime rate and are adjusted monthly.

Part II  Other Information

Item 4   Submission of Matters to a Vote of Security Holders

         (a)      The annual meeting of shareholders was held January 16, 2001.

         (b) The breakdown of votes for the election of two directors was as follows*:

                                        Votes Cast For    Authority Withheld
                                        --------------    ------------------
              Joseph W. England (2004)    18,086,494           228,257
              Richard C. Scott (2004)     18,103,235           211,516

         * There were no broker non-votes.

         ( ) Represents year of Annual Meeting that individual's term will expire.

Item 6   Exhibits and Reports on Form 8-K

         (a)  Exhibits - See Exhibit Index on page 14.

         (b) The Company did not file any reports on Form 8-K during the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                WINNEBAGO INDUSTRIES, INC.
                                                --------------------------------
                                                (Registrant)

Date April 6, 2001                              /s/ Bruce D. Hertzke
                                                --------------------------------
                                                Bruce D. Hertzke
                                                Chairman of the board, Chief
                                                Executive Officer, and President
                                                 (Principal Executive Officer)

Date April 6, 2001                              /s/ Edwin F. Barker
                                                --------------------------------
                                                Edwin F. Barker
                                                Vice President -- Chief
                                                Financial Officer
                                                 (Principal Financial Officer)

                                  EXHIBIT INDEX

4d. First Amendment dated October 19, 2000 to the Credit Agreement between Winnebago Industries, Inc. and Wells Fargo Bank Iowa, National Association.

10i.     Amendment to Winnebago Industries, Inc. Executive Share Option Plan.

10n. Executive Change of Control Agreement dated January 17, 2001 between Winnebago Industries, Inc. and Bruce D. Hertzke.

10o. Executive Change of Control Agreement dated January 17, 2001 between Winnebago Industries, Inc. and Edwin F. Barker.

10p. Executive Change of Control Agreement dated January 17, 2001 between Winnebago Industries, Inc. and Raymond M. Beebe.

10q. Executive Change of Control Agreement dated January 17, 2001 between Winnebago Industries, Inc. and Robert L. Gossett.

10r. Executive Change of Control Agreement dated January 17, 2001 between Winnebago Industries, Inc. and James P. Jaskoviak.

10s. Executive Change of Control Agreement dated January 17, 2001 between Winnebago Industries, Inc. and Robert J. Olson.