Form 10-Q
period 2001-05-26
WINNEBAGO INDUSTRIES INC
filed 2001-07-09
CIK 107687

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     May 26, 2001

OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________________ to _______________________________

Commission file number 1-6403

WINNEBAGO INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

IOWA	42-0803978
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

P.O. Box 152, Forest City, Iowa	50436
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (641) 585-3535

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No ___.

There were 20,735,006 shares of $.50 par value common stock outstanding on July 9, 2001.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES

INDEX TO REPORT ON FORM 10-Q

Page Number

PART I.	FINANCIAL INFORMATION:

Consolidated Balance Sheets (Interim period information unaudited)	1 & 2

Unaudited Consolidated Statements of Income	3

Unaudited Consolidated Condensed Statements of Cash Flows	4

Unaudited Condensed Notes to Consolidated Financial Statements	5 - 7

Management’s Discussion and Analysis of Financial Condition and Results of Operations	8 - 11

PART II.	OTHER INFORMATION	12 & 13

Part I Financial Information
Item 1.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Dollars in thousands

ASSETS	May 26, 2001 (Unaudited)	August 26, 2000
CURRENT ASSETS
Cash and cash equivalents	$93,182	$51,443
Receivables, less allowance for doubtful
accounts ($1,159 and $1,168, respectively)	21,622	32,045
Dealer financing receivables, less allowance
for doubtful accounts ($33 and $27, respectively)	36,698	32,696
Inventories	75,438	85,707
Prepaid expenses	3,916	3,952
Deferred income taxes	7,675	7,675

Total current assets	238,531	213,518

PROPERTY AND EQUIPMENT, at cost
Land	1,029	1,138
Buildings	45,545	45,219
Machinery and equipment	82,321	78,099
Transportation equipment	5,442	5,414

	134,337	129,870
Less accumulated depreciation	88,249	84,415

Total property and equipment, net	46,088	45,455

INVESTMENT IN LIFE INSURANCE	22,013	21,028

DEFERRED INCOME TAXES, NET	20,635	20,635

OTHER ASSETS	7,786	8,050

TOTAL ASSETS	$335,053	$308,686

See Unaudited Condensed Notes to Consolidated Financial Statements

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Dollars in thousands

LIABILITIES AND STOCKHOLDERS’ EQUITY	May 26, 2001 (Unaudited)	August 26, 2000

CURRENT LIABILITIES
Accounts payable, trade	$23,697	$26,212
Income tax payable	16,454	10,381
Accrued expenses:
Insurance	5,595	5,384
Product warranties	8,494	8,114
Accrued compensation	12,131	13,924
Promotional	9,266	3,145
Other	3,543	4,675

Total current liabilities	79,180	71,835

POSTRETIREMENT HEALTH CARE AND DEFERRED
COMPENSATION BENEFITS	64,709	61,942

STOCKHOLDERS’ EQUITY
Capital stock, common, par value $.50; authorized
60,000,000 shares: issued 25,886,000 and 25,878,000
shares, respectively	12,943	12,939
Additional paid-in capital	21,373	21,994
Reinvested earnings	220,669	195,556

	254,985	230,489
Less treasury stock, at cost	63,821	55,580

Total stockholders’ equity	191,164	174,909

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$335,053	$308,686

See Unaudited Condensed Notes to Consolidated Financial Statements

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

In thousands except per share data

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 26, 2001	May 27, 2000	May 26, 2001	May 27, 2000

Net revenues	$197,005	$214,070	$503,703	$588,584
Cost of goods sold	169,019	179,493	436,068	496,287

Gross profit	27,986	34,577	67,635	92,297

Operating expenses:
Selling	5,959	6,744	17,768	18,956
General and administrative	3,929	4,120	9,839	14,565

Total operating expenses	9,888	10,864	27,607	33,521

Operating income	18,098	23,713	40,028	58,776
Financial income	922	831	2,794	2,389

Income before tax and cumulative effect of a
change in accounting method	19,020	24,544	42,822	61,165
Provision for taxes	6,576	8,287	14,598	20,676

Income before cumulative effect of a change in
accounting method	12,444	16,257	28,224	40,489
Cumulative effect on prior years of the accounting
method change	—	—	(1,050)	—

Net income	$12,444	$16,257	$27,174	$40,489

Earnings per share - basic (Note 8):
Income before cumulative effect of change in
accounting method	$.61	$.76	$1.36	$1.86
Cumulative effect on prior years of the
accounting method change	—	—	(.05)	—

Net income	$.61	$.76	$1.31	$1.86

Number of shares used in per share calculations -
basic (Note 8)	20,566	21,531	20,748	21,808

Earnings per share - diluted (Note 8):
Income before cumulative effect of a change in
accounting method	$.60	$.74	$1.34	$1.83
Cumulative effect on prior years of the
accounting method change	—	—	(.05)	—

Net income	$.60	$.74	$1.29	$1.83

Number of shares used in per share calculations -
diluted (Note 8)	20,885	21,848	21,016	22,176

Proforma information for the adoption of SAB101
Net revenues	$197,005	$217,511	$503,703	$587,611
Net income	12,444	16,633	28,224	40,285
Earnings per share - basic	.61	.77	1.36	1.85
Earnings per share - diluted	.60	.76	1.34	1.82

See Unaudited Condensed Notes to Consolidated Financial Statements.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Dollars in thousands

	Thirty-Nine Weeks Ended
	May 26, 2001	May 27, 2000

Cash flows from operating activities:
Net income as defined on the statements of income (page 3)	$27,174	$40,489
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	5,508	4,826
Other	122	431
Change in assets and liabilities:
Decrease in receivable and other assets	10,414	606
Decrease (increase) in inventories	10,269	(9)
Increase in accounts payable and accrued expenses	1,272	2,916
Increase (decrease) in income taxes payable	6,073	(1,035)
Increase in postretirement benefits	4,967	3,862

Net cash provided by operating activities	65,799	52,086

Cash flows used by investing activities:
Purchases of property and equipment	(6,577)	(11,715)
Investments in dealer receivables	(82,464)	(81,963)
Collections of dealer receivables	78,464	74,634
Other	(2,564)	(2,696)

Net cash used by investing activities	(13,141)	(21,740)

Cash flows used by financing activities and capital transactions:
Payments for purchase of common stock	(10,686)	(17,747)
Payment of cash dividends	(2,062)	(2,189)
Proceeds from issuance of common and treasury stock	1,829	1,155

Net cash used by financing activities and
capital transactions	(10,919)	(18,781)

Net increase in cash and cash equivalents	41,739	11,565

Cash and cash equivalents - beginning of period	51,443	48,160

Cash and cash equivalents - end of period	$93,182	$59,725

See Unaudited Condensed Notes to Consolidated Financial Statements.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of May 26, 2001, the consolidated results of operations for the 39 and 13 weeks ended May 26, 2001 and May 27, 2000, and the consolidated cash flows for the 39 weeks ended May 26, 2001 and May 27, 2000. The statement of income for the 39 weeks ended May 26, 2001, is not necessarily indicative of the results to be expected for the full year. The balance sheet data as of August 26, 2000 was derived from audited financial statements, but does not include all disclosures contained in the Company’s Annual Report to Shareholders for the year ended August 26, 2000. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company’s Annual Report to Shareholders for the year ended August 26, 2000.

NOTE 2: New Accounting Pronouncements

On August 27, 2000, the Company adopted the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 101 — Revenue Recognition in Financial Statements, which the SEC staff issued in December 1999. SAB No. 101 sets forth the SEC’s views concerning revenue recognition. As a result of SAB No. 101 the Company began recording revenue upon receipt of products by Winnebago Industries’ dealers rather than upon shipment by the Company. This change required an adjustment to retained earnings in the Company’s first quarter 2001 results, which reflects the cumulative effect on the prior year’s results due to the application of SAB No. 101. Pro forma information for the 13 and 39 weeks ended May 27, 2000 is disclosed on the Company’s Unaudited Consolidated Statements of Income (page 3 of this report).

On August 27, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133 and No. 138 require that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that such financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and SFAS No. 138 and has determined that the Company has no freestanding or embedded derivatives. All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. The Company’s policy is to not use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

NOTE 3: Inventories

Inventories are valued at the lower of cost or market, with cost being determined under the last-in, first-out (LIFO) method and market defined as net realizable value.

Inventories are composed of the following (dollars in thousands):

	May 26, 2001	August 26, 2000

Finished goods	$32,636	$28,286
Work in process	21,276	19,577
Raw materials	44,308	59,674

	98,220	107,537
LIFO reserve	(22,782)	(21,830)

	$75,438	$85,707

NOTE 4: Notes Payable

On October 19, 2000, the Company entered into an unsecured Credit Agreement with Wells Fargo Bank Iowa, National Association, as amended. The Credit Agreement provides the Company with a line of credit of $20,000,000 until January 31, 2002, at an interest rate of either (1) a variable rate per annum of one percent below the Bank’s prime rate in effect from time to time or (2) a fixed rate per annum determined by the Bank to be one percent above LIBOR, as selected by the Company in accordance with the Credit Agreement. The Credit Agreement contains covenants that, among other things, impose certain limitations on mergers, transfers of assets and encumbering or otherwise pledging the Company’s assets. In addition, the Company is required to satisfy certain financial covenants and tests relating to tangible net worth, total liabilities and current ratio. As of May 26, 2001, the Company was in compliance with these financial covenants. There were no outstanding borrowings under the line of credit at May 26, 2001.

NOTE 5: Contingent Liabilities and Commitments

It is customary practice for companies in the recreation vehicle industry to enter into repurchase agreements with lending institutions which have provided wholesale floor plan financing to dealers. The Company’s agreements provide for the repurchase of its products from the financing institution in the event of repossession upon a dealer’s default. The Company was contingently liable for approximately $236,668,000 and $219,873,000 under repurchase agreements with lending institutions as of May 26, 2001 and August 26, 2000, respectively. Included in these contingent liabilities as of May 26, 2001 and August 26, 2000 are approximately $3,389,000 and $6,846,000, respectively, of certain dealer receivables subject to recourse agreements with Bank of America Specialty Group (formerly NationsBank Specialty Lending Unit) and Conseco Finance Servicing Group (formerly Green Tree Financial).

NOTE 6: Supplemental Cash Flow Disclosure

For the periods indicated, the Company paid cash for the following (dollars in thousands):

	Thirty-Nine Weeks Ended
	May 26, 2001	May 27, 2000
Interest	$—	$236
Income taxes	7,020	21,930

NOTE 7: Repurchase of Outstanding Stock

On March 8, 2001, the Company completed the repurchase of outstanding shares of its common stock authorized by the Board of Directors on March 15, 2000. Under this repurchase program, 1,163,766 shares were repurchased for an aggregate consideration of approximately $14,999,000.

On March 14, 2001, the Board of Directors authorized the repurchase of outstanding shares of the Company’s common stock for an aggregate purchase price of up to $15,000,000. As of May 26, 2001, 25,800 shares had been repurchased for an aggregate consideration of approximately $413,000 under this authorization.

NOTE 8: Income Per Share

The following table reflects the calculation of basic and diluted earnings per share for the 13 and 39 weeks ended May 26, 2001 and May 27, 2000:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
In thousands except per share data	May 26, 2001	May 27, 2000	May 26, 2001	May 27, 2000

Earnings per share - basic:
Net income	$12,444	$16,257	$27,174	$40,489

Weighted average shares outstanding	20,566	21,531	20,748	21,808

Earnings per share - basic	$.61	$.76	$1.31	$1.86

Earnings per share - assuming dilution:
Net income	$12,444	$16,257	$27,174	$40,489

Weighted average shares outstanding	20,566	21,531	20,748	21,808
Dilutive impact of options outstanding	319	317	268	368

Weighted average shares & potential
dilutive shares outstanding	20,885	21,848	21,016	22,176

Earnings per share - assuming dilution	$.60	$.74	$1.29	$1.83

There were options to purchase 166,800 shares of common stock outstanding at a price of $18.50 per share, 14,000 shares of common stock at a price of $19.71875 per share and 22,000 shares of common stock at a price of $18.00 per share during the 13 weeks ended May 26, 2001 and options to purchase 166,800 shares of common stock outstanding at a price of $18.50 per share during the 13 weeks ended May 27, 2000. These options were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common stock.

NOTE 9: Business Segment Information

The Company defines its operations into two business segments: Recreational vehicles and other manufactured products and dealer financing. Recreation vehicles and other manufactured products includes all data relating to the manufacturing and selling of the Company’s Class A, B and C motor home products as well as sales of component products for other manufacturers and recreation vehicle related parts and service revenue. Dealer financing includes floorplan, used and rental unit financing for a limited number of the Company’s dealers. Management focuses on operating income as a segment’s measure of profit or loss when evaluating a segment’s financial performance. Operating income is before interest expense, interest income, and income taxes. A variety of balance sheet ratios are used by management to measure the business. Maximizing the return from each segment’s assets excluding cash and cash equivalents is the primary focus. Identifiable assets are those assets used in the operations of each industry segment. General corporate assets consist of cash and cash equivalents, deferred income taxes and other corporate assets not related to the two business segments. General corporate income and expenses include administrative costs. Inter-segment sales and expenses are not significant.

For the 39 weeks ended May 26, 2001 and May 27, 2000, the Company’s segment information is as follows:

(dollars in thousands)	Recreation Vehicles & Other Manufactured Products	Dealer Financing	General Corporate	Total
39 Weeks Ended May 26, 2001
Net revenues	$500,409	$3,294	$—	$503,703
Operating income (loss)	37,305	3,257	(534)	40,028
Identifiable assets	172,632	37,132	125,289	335,053
39 Weeks Ended May 27, 2000
Net revenues	$585,708	$2,876	$—	$588,584
Operating income (loss)	56,651	2,695	(570)	58,776
Identifiable assets	191,612	32,603	89,312	313,527

Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 26, 2001 Compared To Thirteen Weeks Ended May 27, 2000

Net revenues for recreation vehicles and other manufactured products for the 13 weeks ended May 26, 2001 were $195,951,000, a decrease of $17,038,000, or 8.0 percent from the 13-week period ended May 27, 2000. Motor home unit sales (Class A and C) were 2,687 units, a decrease of 346 units, or 11.4 percent during the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000. The percentage decrease in net revenues in the third quarter of fiscal 2001 was less than the percentage decrease in motor home unit sales for that period as a result of the Company’s sales of more units with higher priced diesel powered chassis, as a percentage of the total unit sales, during the third quarter of fiscal 2001. The Company’s net revenues during the third quarter of fiscal 2001 continued to reflect the decline in consumer confidence levels and a slowdown in the economy. However, with the recent series of interest rate reductions and the stabilization of fuel prices, the Company anticipates improvement in market conditions in the remainder of the calendar year. Order backlog for the Company’s Class A and Class C motor homes was approximately 1,200 orders and 1,800 orders at May 26, 2001 and May 27, 2000, respectively. The Company includes in its backlog all accepted purchase orders from dealers shippable within the next six months. Orders in backlog can be cancelled at the option of the purchaser at any time without penalty and, therefore, backlog may not necessarily be a measure of future sales.

Net revenues for dealer financing of Winnebago Acceptance Corporation (WAC) were $1,054,000 for the 13 weeks ended May 26, 2001, a decrease of $27,000, or 2.5 percent from the 13-week period ended May 27, 2000.

Gross profit, as a percent of net revenues, was 14.2 percent for the 13 weeks ended May 26, 2001 compared to 16.2 percent for the 13 weeks ended May 27, 2000. The primary causes for the reduction in gross profit percentage were the Company’s lower volume of production and sales and increases in fixed expenses during the third quarter of fiscal 2001.

Selling expenses were $5,959,000, or 3.0 percent of net revenues during the third quarter of fiscal 2001 compared to $6,744,000, or 3.2 percent of net revenues during the third quarter of fiscal 2000. The decreases in dollars and percentage can be attributed primarily to a reduction in the Company’s spending for advertising related items during the third quarter of fiscal 2001.

General and administrative expenses were $3,929,000, or 2.0 percent of net revenues during the 13 weeks ended May 26, 2001 compared to $4,120,000, or 1.9 percent of net revenues during the 13 weeks ended May 27, 2000. The decrease in dollars when comparing the two quarters was primarily due to reductions in employee incentive programs. The increase in percentage was caused by the decreased sales volume during the third quarter of fiscal 2001.

The Company had net financial income of $922,000 for the third quarter of fiscal 2001 compared to net financial income of $831,000 for the comparable quarter of fiscal 2000. During the 13 weeks ended May 26, 2001, the Company recorded $927,000 of net interest income and losses of $5,000 in foreign currency transactions. During the 13 weeks ended May 27, 2000, the Company recorded $806,000 of net interest income and gains of $25,000 in foreign currency transactions. The increase in interest income when comparing the two periods was due primarily to larger cash balances available for investing during the third quarter of fiscal 2001.

The Company’s effective income tax rate increased to 34.6 percent during the third quarter of fiscal 2001 from 33.8 percent during the third quarter of fiscal 2000. The primary reason for the increase was due to higher provisions for state income taxes during the third quarter of fiscal 2001.

For the third quarter of fiscal 2001, the Company had net income of $12,444,000, or $.60 per diluted share compared to the third quarter of fiscal 2000‘s net income of $16,257,000, or $.74 per diluted share. Net income and net earnings per diluted share decreased by 23.5 percent and 18.9 percent, respectively, when comparing the third quarter of fiscal 2001 to the third quarter of fiscal 2000. The difference in percentages when comparing the net income to the net earnings per share was due primarily to a lower number of outstanding shares of the Company’s common stock at May 26, 2001 (see Note 7).

Thirty-Nine Weeks Ended May 26, 2001 Compared to Thirty-Nine Weeks Ended May 27, 2000.

Net revenues for manufactured products for the 39 weeks ended May 26, 2001 were $500,409,000, a decrease of $85,299,000, or 14.6 percent from the 39-week period ended May 27, 2000. Motor home unit sales (Class A and C) were 6,688 units, a decrease of 1,562 units, or 18.9 percent during the 39 weeks ended May 26, 2001 when compared to the 39 weeks ended May 27, 2000. The percentage decrease in net revenues during the 39 week period ended May 26, 2001 was less than the percentage decrease in motor home units sales for that same period as a result of the Company’s sales of more higher-priced units, as a percentage of the total unit sales, during the 39 weeks ended May 26, 2001.

Net revenues for dealer financing of WAC were $3,294,000 for the 39 weeks ended May 26, 2001, an increase of $418,000, or 14.5 percent from the 39-week period ended May 27, 2000. Increased revenues for dealer financing reflects an increase in interest rates charged and to a lesser extent an increase in dealer receivable balances when comparing the two 39-week periods.

Gross profit, as a percent of net revenue, was 13.4 percent for the 39 weeks ended May 26, 2001 compared to 15.7 percent for the 39 weeks ended May 27, 2000. The Company’s lower volume of production and sales of motor homes and increases in fixed expenses resulted in the lower margin percentage.

Selling expenses were $17,768,000, or 3.5 percent of net revenues during the 39 weeks ended May 26, 2001 compared to $18,956,000, or 3.2 percent of net revenues during the 39 weeks ended May 27, 2000. The decrease in dollars can be attributed primarily to reductions in advertising expenses. The increase in percentage was caused by the decreased sales volume during the 39 weeks ended May 26, 2001.

General and administrative expenses were $9,839,000, or 2.0 percent of net revenue during the 39 weeks ended May 26, 2001 compared to $14,565,000, or 2.5 percent of net revenues during the 39 weeks ended May 27, 2000. The decreases in dollars and percentage when comparing the two periods were primarily due to reductions in employee incentive programs and lower insurance costs.

The Company had net financial income of $2,794,000 for the first three quarters of fiscal 2001 compared to net financial income of $2,389,000 for the comparable period of fiscal 2000. During the first three quarters of fiscal 2001, the Company recorded $2,796,000 of net interest income and losses of $2,000 in foreign currency transactions. During the first three quarters of fiscal 2000, the Company recorded $2,341,000 of net interest income and gains of $48,000 in foreign currency transactions. The increase in interest income when comparing the two periods was due primarily to higher rates of return earned on available invested cash and larger cash balances during the first three quarters of fiscal 2001.

The Company’s effective income tax rate during the 39 weeks ended May 26, 2001 was 34.1 percent compared to 33.8 percent during the 39 weeks ended May 27, 2000.

For the 39 weeks ended May 26, 2001, the Company had income before cumulative effect of a change in accounting method (SAB No. 101) of $28,224,000, or $1.34 per diluted share. The comparable results for the 39 weeks ended May 27, 2000 was income of $40,489,000, or $1.83 per diluted share.

The Company adopted SAB No. 101 in fiscal 2001. SAB No. 101 which was issued by the SEC in December 1999 sets forth the views of the SEC concerning revenue recognition. As a result of SAB No. 101 the Company began recording revenue upon the dealers’ receipt of products rather than upon shipment by the Company. Adoption of SAB 101 during the 39 weeks ended May 26, 2001 resulted in a decrease in the Company’s net income of $1,050,000, or $.05 per diluted share.

For the 39 weeks ended May 26, 2001, the Company had net income of $27,174,000, or $1.29 per diluted share compared to the 39 weeks ended May 27, 2000‘s net income of $40,489,000, or $1.83 per diluted share. Net income and net earnings per diluted share decreased by 32.9 percent and 29.5 percent, respectively, when comparing the two periods. The difference in percentages when comparing the net income to the net earnings per share was due primarily to a lower number of outstanding shares of the Company’s common stock at May 26, 2001 (see Note 7).

LIQUIDITY AND FINANCIAL CONDITION

The Company meets its working capital requirements, capital equipment requirements and cash requirements of subsidiaries with funds generated internally and funds from agreements with financial institutions.

At May 26, 2001, working capital was $159,351,000, an increase of $17,668,000 from the amount at August 26, 2000. The Company’s principal uses of cash during the 39 weeks ended May 26, 2001 were $10,686,000 for the purchase of shares of the Company’s Common Stock, $6,577,000 for the purchase of property and equipment and dividend payments of $2,062,000. The Company’s sources and uses of cash during the 39 weeks ended May 26, 2001 are set forth in the unaudited consolidated condensed statement of cash flows for that period.

Principal known demands at May 26, 2001 on the Company’s liquid assets for the remainder of fiscal 2001 include approximately $4,000,000 of capital expenditures and payments of cash dividends. In addition, on March 14, 2001, the Board of Directors authorized the repurchase of outstanding shares of the Company’s common stock for the aggregate purchase price of up to $15,000,000, of which approximately $413,000 has been used as of May 26, 2001 (see Note 7).

Management currently expects its cash on hand, funds from operations and borrowings available under existing credit facilities to be sufficient to cover both short-term and long-term operating requirements.

FORWARD LOOKING INFORMATION

Except for the historical information contained herein, certain of the matters discussed in this report are “forward looking statements” as defined in the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties, including, but not limited to, availability and price of fuel, significant increases in interest rates, a general slowdown in the economy, availability of chassis, slower than anticipated sales of new or existing products, new product introductions by competitors, collections of dealer receivables, and other factors which may be disclosed throughout this Form 10-Q or in the Company’s Annual Report on Form 10-K for the year ended August 26, 2000. Any forecasts and projections in this report are “forward looking statements” and are based on management’s current expectations of the Company’s near-term results, based on current information available pertaining to the Company, including the aforementioned risk factors; actual results could differ materially.

Quantitative and Qualitative Disclosures About Market Risk

As of May 26, 2001, the Company had an investment portfolio of fixed income securities, which are classified as cash and cash equivalents of $93,182,000. These securities, like all fixed income investments, are subject to interest rate risk and will decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until maturity (which approximates 45 days) and therefore, the Company would not expect to recognize an adverse impact in income or cash flows in such an event.

As of May 26, 2001, the Company had dealer financing receivables in the amount of $36,698,000. Interest rates charged on these receivables vary based on the prime rate.

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

WINNEBAGO INDUSTRIES, INC.
(Registrant)

Date July 6, 2001	/s/ Bruce D. Hertzke
Bruce D. Hertzke
Chairman of the Board, Chief Executive
Officer, and President
(Principal Executive Officer)

Date July 6, 2001	/s/ Edwin F. Barker
Edwin F. Barker
Vice President - Chief Financial Officer
(Principal Financial Officer)