Form 10-K
period 2001-08-25
WINNEBAGO INDUSTRIES INC
filed 2001-11-21
CIK 107687

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
(X) Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the fiscal year ended August 25, 2001; or
( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
For the transition period from _______________ to _______________
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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                 NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                         WHICH REGISTERED
-------------------------------------      -------------------------------------
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

     Aggregate market value of the common stock held by non-affiliates of the registrant on November 19, 2001: $375,376,638 (12,944,022 shares at closing price on New York Stock Exchange of $29).

     Common stock outstanding on November 19, 2001, 20,620,294 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. The Winnebago Industries, Inc. Annual Report to Shareholders for the fiscal year ended August 25, 2001, portions of which are incorporated by reference into Part II hereof.
2. The Winnebago Industries, Inc. Proxy Statement for the Annual Meeting of Shareholders scheduled to be held January 15, 2002, portions of which are incorporated by reference into Part III hereof.

                           WINNEBAGO INDUSTRIES, INC.

                                    FORM 10-K

                Report for the Fiscal Year Ended August 25, 2001


                                     PART I


ITEM 1. Business

GENERAL

Winnebago Industries, Inc. is a leading U.S. manufacturer of motor homes, self-contained recreation vehicles used primarily in leisure travel and outdoor recreation activities. Motor home sales by the Company represented more than 86 percent of its revenues in each of the past five fiscal years. The Company's motor homes are sold through dealer organizations primarily under the Winnebago, Itasca, Rialta and Ultimate brand names.

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

FORWARD LOOKING INFORMATION

Certain of the matters discussed in this Annual Report on Form 10-K are "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties, including, but not limited to reactions to actual or threatened terrorist attacks, availability and price of fuel, a significant increase in interest rates, a further slowdown in the economy, availability of chassis, slower than anticipated sales of new or existing products, new product introductions by competitors, collections of dealer receivables, and other factors which may be disclosed throughout this Annual Report on Form 10-K. Any forecasts and projections in this report are "forward looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including the aforementioned risk factors; actual results could differ materially.

PRINCIPAL PRODUCTS

The Company determined it was appropriate to define its operations into two business segments for fiscal 2001 (See Note 12, "Business Segment Information" in the Company's Annual Report to Shareholders for the year ended August 25,
2001). However, during each of the last five fiscal years, at least 91% of the revenues of the Company were derived from recreational vehicle products.

The following table sets forth the respective contribution to the Company's net revenues by product class for each of the last five fiscal years (dollars in thousands):

                                                                 Fiscal Year Ended (1)
                                         ----------------------------------------------------------------------
                                         August 25,     August 26,     August 28,     August 29,     August 30,
                                            2001           2000           1999           1998           1997
                                         ----------     ----------     ----------     ----------     ----------
Motor Homes (Class A and C) .........    $  630,017     $  695,767     $  619,171     $  474,954     $  387,161
                                               92.4%          92.4%          91.5%          89.0%          86.9%
Other Recreation
    Vehicle Revenues (2) ............        17,808         18,813         16,620         19,222         21,159
                                                2.6%           2.5%           2.5%           3.6%           4.7%
Other Manufactured Products
    Revenues (3) ....................        29,768         34,894         38,225         37,133         35,881
                                                4.4%           4.6%           5.6%           7.0%           8.1%
                                         ----------     ----------     ----------     ----------     ----------
       Total Manufactured
          Products Revenues .........       677,593        749,474        674,016        531,309        444,201
                                               99.4%          99.5%          99.6%          99.6%          99.7%

Finance Revenues (4) ................         4,241          3,908          2,995          2,076          1,420
                                                 .6%            .5%            .4%            .4%            .3%
                                         ----------     ----------     ----------     ----------     ----------

Total Net Revenues ..................    $  681,834     $  753,382     $  677,011     $  533,385     $  445,621
                                              100.0%         100.0%         100.0%         100.0%         100.0%

(1)  All fiscal years in the table contained 52 weeks.
(2) Primarily recreation vehicle related parts, EuroVan Campers (Class B motor homes), and recreation vehicle service revenue.
(3) Primarily sales of extruded aluminum, commercial vehicles and component products for other manufacturers.
(4)  Winnebago Acceptance Corporation (WAC) revenues from dealer financing.

Unit sales of the Company's principal recreation vehicles for the last five fiscal years were as follows:

                                                                 Fiscal Year Ended (1)
                                           ------------------------------------------------------------------
                                           August 25,    August 26,    August 28,    August 29,    August 30,
                                              2001          2000          1999          1998          1997
                                           ----------    ----------    ----------    ----------    ----------
Unit Sales:
   Class A ............................         5,666         6,819         6,054         5,381         4,834
   Class C ............................         3,410         3,697         4,222         3,390         2,724
                                           ----------    ----------    ----------    ----------    ----------
       Total Motor Homes ..............         9,076        10,516        10,276         8,771         7,558

   Class B Conversions (EuroVan Camper)           703           854           600           978         1,205

(1)  All fiscal years in the table contained 52 weeks.

The primary use of recreation vehicles for leisure travel and outdoor recreation has historically led to a peak retail selling season concentrated in the spring and summer months. The Company's sales of recreation vehicles are generally influenced by this pattern in retail sales, but can also be affected by the level of dealer inventory.

The Company's products are generally manufactured against orders from the Company's dealers and from time to time to build inventory to satisfy the peak selling season. As of August 25, 2001, the Company's backlog of orders for Class A and Class C motor homes was approximately 1,600 units compared to approximately 1,300 units at August 26, 2000. The Company includes in its backlog all accepted purchase orders from dealers shippable within the next six months. Orders in backlog can be canceled or postponed at the option of the purchaser at any time without penalty and, therefore, backlog may not necessarily be a measure of future sales.

Presently, the Company meets its working capital requirements, capital equipment requirements and cash requirements of subsidiaries with funds generated internally. During the first quarter of fiscal 2001, the Company terminated a financing and security agreement with Bank of America Specialty Group (formerly Nations Bank Specialty Lending Unit). On October 19, 2000, the Company entered into an unsecured Credit Agreement with Wells Fargo Bank Iowa, National Association. The Credit Agreement provides the Company with a line of credit of $20,000,000 until January 31, 2002. (See Note 4, "Notes Payable" in the Company's Annual Report to Shareholders for the year ended August 25, 2001.)

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

The Company's Class A and Class C motor homes are sold by dealers in the retail market at prices ranging from approximately $49,000 to more than $270,000, depending on size and model, plus optional equipment and delivery charges.

The Company currently manufactures Class A and Class C motor homes ranging in length from 27 to 40 feet and 21 to 31 feet, respectively. Class B motor homes converted by the Company (EuroVan Camper) are 17 feet in length.

NON-RECREATION VEHICLE ACTIVITIES

OEM, COMMERCIAL VEHICLES, AND OTHER PRODUCTS

OEM - Original equipment manufacturer sales are sales of component parts such as aluminum extrusions, metal stamping, rotational moldings, vacuum formed plastics, fiberglass components, panel lamination, electro-deposition painting of steel and sewn or upholstered items to outside manufacturers.

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

Most of the raw materials and components utilized by the Company are obtainable from numerous sources. The Company believes that substitutes for raw materials and components, with the exception of chassis, would be obtainable with no material impact on the Company's operations. Certain components, however, are produced by only a small group of quality suppliers who presently have the capacity to supply sufficient quantities to meet the Company's needs. This is especially true in the case of motor home chassis, where Ford Motor Company and Freightliner Custom Chassis Corporation are the Company's dominant suppliers. Decisions by such suppliers to decrease chassis production, utilize chassis production internally, or shortages, production delays or work stoppages by the employees of such suppliers could have a material adverse effect on the Company's ability to produce, and ultimately the results from operations. The Company purchases Class A and C chassis from Ford Motor Company, Class A chassis from Freightliner Custom Chassis Corporation, Workhorse Custom Chassis LLC and Spartan Motors, Inc., and Class C chassis from Chevrolet Motor Division and Volkswagen of America, Inc. Class B chassis from Volkswagen of America, Inc. are utilized in the Company's EuroVan Camper. Only three vendors accounted for as much as five percent of the Company's raw material purchases in fiscal 2001, Ford Motor Company, Freightliner Custom Chassis Corporation, and Workhorse Custom Chassis LLC (approximately 38 percent, in the aggregate). Ford Motor Company has been the Company's primary supplier of chassis for the past four fiscal years.

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

The Company produces substantially all of the raw, liquid-painted and powder-coated aluminum extrusions used for interior and exterior trim in its recreation vehicles. The Company also sells aluminum extrusions to over 85 customers.

DISTRIBUTION AND FINANCING

The Company markets its recreation vehicles on a wholesale basis to a broadly diversified dealer organization located throughout the United States and, to a limited extent, in Canada. Foreign sales, including Canada, were less than three percent of net revenues in fiscal 2001. As of August 25, 2001 and August 26, 2000, the motor home dealer organization in the United States and Canada included approximately 305 and 340 dealer locations, respectively. During fiscal 2001, eight dealers accounted for approximately 25 percent of motor home unit sales, and only one dealer accounted for as much as nine percent (9.9%) of motor home unit sales.

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

At August 25, 2001, the Company had a staff of 31 people engaged in field sales and service to the motor home dealer organization.

The Company advertises and promotes its products through national RV magazines and cable TV networks and on a local basis through trade shows, television, radio and newspapers, primarily in connection with area dealers.

Over 90 percent of recreation vehicle sales to dealers are made on cash terms. Most dealers are financed on a "floor plan" basis under which a bank or finance company lends the dealer all, or substantially all, of the purchase price, collateralized by a lien upon, or title to, the merchandise purchased. Upon request of a lending institution financing a dealer's purchases of the Company's products, and after completion of a credit investigation of the dealer involved, the Company will execute a repurchase agreement. These agreements provide that, in the event of default by the dealer on the dealer's agreement to pay the lending institution, the Company will repurchase the financed merchandise. The agreements provide that the Company's liability will not exceed 100 percent of the invoice price and provide for periodic liability reductions based on the time since the date of the invoice. The Company's contingent liability on all repurchase agreements was approximately $216,784,000 and $219,873,000 at August 25, 2001 and August 26, 2000, respectively. Included in these contingent liabilities are approximately $3,276,000 and $6,846,000, respectively, of certain dealer receivables subject to recourse (See Note 6, "Contingent Liabilities and Commitments" in the Company's Annual Report to Shareholders for the year ended August 25, 2001). The Company's contingent liability under repurchase agreements varies significantly from time to time, depending upon general economic conditions, seasonal shipments, competition, dealer organization, gasoline availability and price and cost of bank financing.

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

The Company is a leading manufacturer of motor homes. For the 12 months ended August 31, 2001, RVIA reported factory shipments of 34,000 Class A motor homes, 2,700 Class B motor homes and 13,800 Class C motor homes. Unit sales of such products by the Company for the last five fiscal years are shown on page 2 of this report. The Company has numerous competitors and potential competitors in this industry. The five largest manufacturers represented approximately 70 percent of the combined Class A and Class C motor home markets for the 12 months ended August 31, 2001, including the Company's sales, which represented approximately 19 percent of the market. As the Company does not manufacture Class B motor homes but only completes a conversion package on these units, the Class B motor home comparison is not included in this report. The Company is not a significant factor in the markets for its other recreation vehicle products and its non-recreation vehicle products and services.

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

The Company has several registered trademarks, including Winnebago, Itasca, Minnie Winnie, Brave, Chieftain, Sunrise, Adventurer, Spirit, Sunflyer, Suncruiser, Sundancer, Rialta, Minnie, Ultimate, Ultimate Advantage, Ultimate Freedom, Horizon and Journey.

RESEARCH AND DEVELOPMENT

During fiscal 2001, 2000, and 1999, the Company spent approximately $2,121,000, $2,293,000, and $1,978,000, respectively, on research and development activities. These activities involved the equivalent of 27, 25 and 32 full-time employees during fiscal 2001, 2000, and 1999, respectively.

HUMAN RESOURCES

As of September 1, 2001, 2000 and 1999, the Company employed approximately 3,325, 3,300 and 3,400 persons, respectively. Of these, approximately 2,675, 2,700 and 2,800 persons, respectively, were engaged in manufacturing and shipping functions. None of the Company's employees are covered under a collective bargaining agreement.

ITEM 2. Properties

The Company's principal manufacturing, maintenance and service operations are conducted in multi-building complexes owned by the Company, containing an aggregate of approximately 1,546,000 square feet in Forest City, Iowa. The Company also owns 453,000 square feet of warehouse facilities located in Forest City. The Company leases approximately 412,000 square feet of its unoccupied manufacturing facilities in Forest City to others. The Company also owns a manufacturing facility (126,000 square feet) in Hampton, Iowa and manufacturing facilities (109,000 square feet) in Charles City, Iowa. The Company leases a storage facility (16,700 square feet) in Hampton, Iowa and a manufacturing facility (17,200 square feet) in Lorimor, Iowa. Leases on the above leased facilities expire at various dates, the earliest of which is December 31, 2001. The Company's facilities in Forest City are located on approximately 780 acres of land, all owned by the Company.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Executive Officers of the Registrant

       NAME                            OFFICE (YEAR FIRST ELECTED AN OFFICER)                   AGE
---------------------   --------------------------------------------------------------------   -----
Bruce D. Hertzke +      Chairman of the Board, Chief Executive Officer and President (1989)      50
Edwin F. Barker         Vice President, Chief Financial Officer (1980)                           54
Raymond M. Beebe        Vice President, General Counsel & Secretary (1974)                       59
Robert L. Gossett       Vice President, Administration (1998)                                    50
Brian J. Hrubes         Controller (1996)                                                        50
James P. Jaskoviak      Vice President, Sales and Marketing (1994)                               49
William O'Leary         Vice President, Product Development (2001)                               52
Robert J. Olson         Vice President, Manufacturing (1996)                                     50
Joseph L. Soczek, Jr.   Treasurer (1996)                                                         58

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

                                     PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

Reference is made to information concerning the market for the Company's common stock, cash dividends and related stockholder matters on page 40 of the Company's Annual Report to Shareholders for the year ended August 25, 2001, which information is incorporated by reference herein. On October 17, 2001, the Board of Directors declared a cash dividend of $.10 per common share payable January 7, 2002 to shareholders of record on December 7, 2001. The Company paid dividends of $.20 per common share during fiscal years 2001 and 2000.

ITEM 6. Selected Financial Data

Reference is made to the information included under the caption "Selected Financial Data" on page 1 of the Company's Annual Report to Shareholders for the year ended August 25, 2001, which information is incorporated by reference herein.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 17 through 21 of the Company's Annual Report to Shareholders for the year ended August 25, 2001, which information is incorporated by reference herein.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

As of August 25, 2001, the Company had an investment portfolio of fixed income securities, which are classified as cash and cash equivalents of $93.8 million. These securities, like all fixed income investments, are subject to interest rate risk and will decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until maturity and, therefore, the Company would not expect to recognize an adverse impact in income or cash flows in such an event.

As of August 25, 2001, the Company had dealer financing receivables in the amount of $40.3 million. Interest rates charged on these receivables vary based on the prime rate and are adjusted monthly.

ITEM 8. Financial Statements and Supplementary Data

The consolidated financial statements of the Company which appear on pages 22 through 37 and the report of the independent accountants which appears on page 38, and the supplementary data under "Interim Financial Information (Unaudited)" on page 39 of the Company's Annual Report to Shareholders for the year ended August 25, 2001, are incorporated by reference herein.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.


                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

Reference is made to the table entitled Executive Officers of the Registrant in Part One of this report and to the information included under the caption "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held January 15, 2002, which information is incorporated by reference herein.

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers and directors and persons who beneficially own more than 10 percent of the Company's common stock (collectively "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and the New York Stock Exchange. Reporting Persons are required by the SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received or written representations from certain Reporting Persons that no Forms 5 were required for those persons, the Company believes that, during fiscal year 2001, all the Reporting Persons complied with all applicable filing requirements, except that Hanson Capital Partners, L.L.C. ("HCP"), Luise V. Hanson, John V. Hanson, Gerald E. Boman, Mary Jo Boman and Paul D. Hanson each inadvertently filed a late Form 4 relating to the July 2001 distribution by HCP of a total of 585,000 shares of Common Stock to its members and the sale in July 2001 by its members of such shares in a total of eight transactions.

ITEM 11. Executive Compensation

Reference is made to the information included under the caption "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held January 15, 2002, which information is incorporated by reference herein.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Reference is made to the share ownership information included under the caption "Voting Securities and Principal Holders Thereof" in the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held January 15, 2002, which information is incorporated by reference herein.

ITEM 13. Certain Relationships and Related Transactions

Reference is made to the information included under the caption "Certain Transactions with Management" in the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held January 15, 2002, which information is incorporated by reference herein.

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

        See Exhibit Index on pages 16 and 17.

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

                                       WINNEBAGO INDUSTRIES, INC.

                                       By /s/ Bruce D. Hertzke
                                          -------------------------------------
                                          Bruce D. Hertzke
                                          Chairman of the Board, Chief Executive
                                          Officer, President and Director
                                          (Principal Executive Officer)


Date: November 19, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on, November 19, 2001, by the following persons on behalf of the Registrant and in the capacities indicated.


             SIGNATURE                               CAPACITY
             ---------                               --------

/s/ Bruce D. Hertzke
-----------------------------------
         Bruce D. Hertzke                Chairman of the Board, Chief Executive
                                         Officer, President and Director
                                         (Principal Executive Officer)

/s/ Edwin F. Barker
-----------------------------------
         Edwin F. Barker                 Vice President, Chief Financial Officer
                                         (Principal Financial Officer)


/s/ Brian J. Hrubes
-----------------------------------
         Brian J. Hrubes                 Controller
                                         (Principal Accounting Officer)

/s/ Gerald E. Boman
-----------------------------------
         Gerald E. Boman                 Director


/s/ Jerry N. Currie
-----------------------------------
         Jerry N. Currie                 Director


/s/ Joseph W. England
-----------------------------------
        Joseph W. England                Director


/s/ John V. Hanson
-----------------------------------
         John V. Hanson                  Director


/s/ Gerald C. Kitch
-----------------------------------
         Gerald C. Kitch                 Director


/s/ Richard C. Scott
-----------------------------------
         Richard C. Scott                Director


/s/ Frederick M. Zimmerman
-----------------------------------
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



* Refers to respective pages in the Company's 2001 Annual Report to Shareholders, a copy of which is attached hereto, which pages are incorporated herein by reference.

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Winnebago Industries, Inc.
Forest City, Iowa


We have audited the consolidated financial statements of Winnebago Industries, Inc. and subsidiaries (the Company) as of August 25, 2001 and August 26, 2000 and for each of the three years in the period ended August 25, 2001 and have issued our report thereon dated October 3, 2001. Such consolidated financial statements and report are included in your fiscal 2001 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company, as listed in Item 14(a)2. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP
Minneapolis, Minnesota
October 3, 2001

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

================================================================================

                                                        (Dollars in thousands)
                               ---------------------------------------------------------------------------
          COLUMN                 COLUMN               COLUMN            COLUMN      COLUMN       COLUMN
             A                      B                    C                 D           E            F
----------------------------   -----------   -----------------------   ---------   ---------    ----------
                                                   ADDITIONS
                                                  (REDUCTIONS)
                                 BALANCE     CHARGED TO      BAD        DEDUC-                   BALANCE
                                   AT           COST        DEBTS        TIONS                    AT END
                                BEGINNING       AND          RE-        CHARGE-                     OF
   PERIOD AND DESCRIPTION       OF PERIOD     EXPENSES     COVERIES      OFFS        OTHER        PERIOD
----------------------------   -----------   ----------   ----------   ---------   ---------    ----------
Year Ended August 25, 2001:
  Allowance for doubtful
    accounts receivable          $ 1,168      $  (45)      $   (31)     $   848     $  - - -     $   244
  Allowance for doubtful
    dealer receivables                27          79            11        - - -        - - -         117
  Allowance for doubtful
    notes receivable                 250       - - -         - - -          250        - - -       - - -


Year Ended August 26, 2000:
  Allowance for doubtful
    accounts receivable              960         263         - - -           55        - - -       1,168
  Allowance for doubtful
    dealer receivables                73         (59)           13        - - -        - - -          27
  Allowance for doubtful
    notes receivable                 262         (12)        - - -        - - -        - - -         250


Year Ended August 28, 1999:
  Allowance for doubtful
    accounts receivable            1,582        (616)        - - -            6        - - -         960
  Allowance for doubtful
    dealer receivables                78         (16)           11        - - -        - - -          73
  Allowance for doubtful
    notes receivable                 973        (711)        - - -        - - -        - - -         262

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

 4a. Credit Agreement dated October 19, 2000 between Winnebago Industries, Inc. and Wells Fargo Bank, National Association previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 26, 2000 (Commission File Number 1-6403), and incorporated by reference herein and the First Amendment dated October 19, 2000 previously filed with the Registrant's Quarterly Report Form 10-Q for the quarter ended February 24, 2001 (Commission File Number 1-6403), and incorporated by reference herein.

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

10e. Amendment dated June 20, 2001 to the Winnebago Industries, Inc. Officers' Incentive Compensation Plan for fiscal 2001.

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

10i. Amendment to Winnebago Industries, Inc. Executive Share Option Plan previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 29, 1999 (Commission File Number 1-6403), and incorporated by reference herein and the Amendment dated January 1, 2001 previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 24, 2001 (Commission File Number 1-6403), and incorporated by reference herein.

10j. Winnebago Industries, Inc. Officers' Long-Term Incentive Plan, fiscal three-year period 2000, 2001 and 2002 previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 28, 1999 (Commission File Number 1-6403) and incorporated by reference herein.

10k. Winnebago Industries, Inc. Officers' Long-Term Incentive Plan, fiscal three-year period 2001, 2002 and 2003 previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 26, 2000 (Commission Report Number 1-6403), and incorporated by reference herein.

10l. Winnebago Industries, Inc. Rights Plan Agreement previously filed with the Registrant's Current Report on Form 8-K dated May 3, 2000 (Commission File Number 1-6403) and incorporated by reference herein.

Exhibit Index
Page Two


10m. Winnebago Industries, Inc. Officers' Long-Term Incentive Plan, fiscal three-year period 2002, 2003 and 2004.

10n. Executive Change of Control Agreement dated January 17, 2001 between Winnebago Industries, Inc. and Bruce D. Hertzke previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 24, 2001 (Commission File Number 1-6403), and incorporated by reference herein.

10o. Executive Change of Control Agreement dated January 17, 2001 between Winnebago Industries, Inc. and Edwin F. Barker previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 24, 2001 (Commission File Number 1-6403), and incorporated by reference herein.

10p. Executive Change of Control Agreement dated January 17, 2001 between Winnebago Industries, Inc. and Raymond M. Beebe previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 24, 2001 (Commission File Number 1-6403), and incorporated by reference herein.

10q. Executive Change of Control Agreement dated January 17, 2001 between Winnebago Industries, Inc. and Robert L. Gossett previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 24, 2001 (Commission File Number 1-6403), and incorporated by reference herein.

10r. Executive Change of Control Agreement dated January 17, 2001 between Winnebago Industries, Inc. and James P. Jaskoviak previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 24, 2001 (Commission File Number 1-6403), and incorporated by reference herein.

10s. Executive Change of Control Agreement dated January 17, 2001 between Winnebago Industries, Inc. and Robert J. Olson previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 24, 2001 (Commission File Number 1-6403), and incorporated by reference herein.

10t. Executive Change of Control Agreement dated July 12, 2001 between Winnebago Industries, Inc. and William J. O'Leary.

10u. Winnebago Industries, Inc. Officers' Incentive Compensation Plan for fiscal 2002.

13. Winnebago Industries, Inc. Annual Report to Shareholders for the year ended August 25, 2001.

21.    List of Subsidiaries.

23.    Consent of Independent Auditors.