Form 10-Q
period 2001-12-01
WINNEBAGO INDUSTRIES INC
filed 2002-01-11
CIK 107687

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       December 1, 2001
                               ------------------------------------------------

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

There were 20,717,088 shares of $.50 par value common stock outstanding on January 10, 2002.

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

         Unaudited Consolidated Statements of Income                     3

         Unaudited Consolidated Condensed Statements of Cash Flows       4

         Unaudited Condensed Notes to Consolidated Financial
           Statements                                                  5 - 8

         Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                   9 - 11

         Independent Accountants' Report                                12

PART II. OTHER INFORMATION                                            13 & 14

Part I Financial Information
Item 1.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

Dollars in thousands
                                                           December 1,     August 25,
                       ASSETS                                 2001            2001
------------------------------------------------------    ------------    ------------
                                                          (Unaudited)
CURRENT ASSETS
Cash and cash equivalents                                 $    115,494    $    102,280
Receivables, less allowance for doubtful
   accounts ($299 and $244, respectively)                       12,225          21,571
Dealer financing receivables, less allowance
   for doubtful accounts ($102 and $117, respectively)          35,508          40,263
Inventories                                                     81,474          79,815
Prepaid expenses                                                 4,123           3,604
Deferred income taxes                                            6,723           6,723
                                                          ------------    ------------

     Total current assets                                      255,547         254,256
                                                          ------------    ------------

PROPERTY AND EQUIPMENT, at cost
Land                                                             1,029           1,029
Buildings                                                       46,055          45,992
Machinery and equipment                                         82,769          82,182
Transportation equipment                                         5,557           5,482
                                                          ------------    ------------
                                                               135,410         134,685
     Less accumulated depreciation                              89,329          88,149
                                                          ------------    ------------

     Total property and equipment, net                          46,081          46,536
                                                          ------------    ------------

INVESTMENT IN LIFE INSURANCE                                    22,642          22,223
                                                          ------------    ------------

DEFERRED INCOME TAXES, NET                                      21,495          21,495
                                                          ------------    ------------

OTHER ASSETS                                                     7,766           7,412
                                                          ------------    ------------

TOTAL ASSETS                                              $    353,531    $    351,922
                                                          ============    ============

See Unaudited Condensed Notes to Consolidated Financial Statements.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

Dollars in thousands
                                                            December 1,     August 25,
LIABILITIES AND STOCKHOLDERS' EQUITY                           2001            2001
-------------------------------------------------------    ------------    ------------
                                                           (Unaudited)
CURRENT LIABILITIES
Accounts payable, trade                                    $     28,603    $     40,678
Income tax payable                                                8,695           4,938
Accrued expenses:
     Insurance                                                    4,620           4,567
     Product warranties                                           7,839           8,072
     Accrued compensation                                        10,777          13,730
     Promotional                                                  4,800           3,181
     Other                                                        4,677           4,842
                                                           ------------    ------------

        Total current liabilities                                70,011          80,008
                                                           ------------    ------------

POSTRETIREMENT HEALTH CARE AND DEFERRED
   COMPENSATION BENEFITS                                         66,040          64,450
                                                           ------------    ------------

STOCKHOLDERS' EQUITY
Capital stock, common, par value $.50; authorized
   60,000,000 shares: issued 25,888,000 and 25,886,000
   shares, respectively                                          12,944          12,943
Additional paid-in capital                                       24,531          22,261
Reinvested earnings                                             244,842         234,139
                                                           ------------    ------------
                                                                282,317         269,343
Less treasury stock, at cost                                     64,837          61,879
                                                           ------------    ------------

Total stockholders' equity                                      217,480         207,464
                                                           ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $    353,531    $    351,922
                                                           ============    ============

See Unaudited Condensed Notes to Consolidated Financial Statements.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
================================================================================
In thousands except per share data

                                                           FOURTEEN WEEKS ENDED   THIRTEEN WEEKS ENDED
                                                                 DECEMBER 1,          NOVEMBER 25,
                                                                    2001                  2000
                                                                ------------          ------------
Net revenues                                                    $    179,113          $    164,167
Cost of goods sold                                                   153,570               141,920
                                                                ------------          ------------
     Gross profit                                                     25,543                22,247
                                                                ------------          ------------

Operating expenses:
     Selling                                                           6,128                 6,103
     General and administrative                                        4,104                 2,764
                                                                ------------          ------------
     Total operating expenses                                         10,232                 8,867
                                                                ------------          ------------

Operating income                                                      15,311                13,380

Financial income                                                         892                   971
                                                                ------------          ------------

Income before tax and cumulative effect of a change in
   accounting principle                                               16,203                14,351
Provision for taxes                                                    5,493                 4,755
                                                                ------------          ------------

Income before cumulative effect of a change in
   accounting principle                                               10,710                 9,596

Cumulative effect on prior years of the accounting
   principle change                                                       --                (1,050)
                                                                ------------          ------------
Net income                                                      $     10,710          $      8,546
                                                                ============          ============

Earnings per share-basic (Note 8):
     Income before cumulative effect of a change
        in accounting principle                                 $        .52          $        .45
     Cumulative effect on prior years of the accounting
        principle change                                                  --                  (.05)
                                                                ------------          ------------
     Net income                                                 $        .52          $        .40
                                                                ============          ============

Number of shares used in per share
   calculations-basic                                                 20,674                21,101
                                                                ============          ============

Earnings per share-diluted (Note 8):
     Income before cumulative effect of a change in
        accounting principle                                    $        .51          $        .45
     Cumulative effect on prior years of the accounting
        principle change                                                  --                  (.05)
                                                                ------------          ------------
Net income                                                      $        .51          $        .40
                                                                ============          ============

Number of shares used in per share
   calculations-diluted                                               21,103                21,280
                                                                ============          ============

See Unaudited Condensed Notes to Consolidated Financial Statements.

================================================================================

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Dollars in thousands
                                                                       FOURTEEN         THIRTEEN
                                                                      WEEKS ENDED     WEEKS ENDED
                                                                      DECEMBER 1,     NOVEMBER 25,
                                                                         2001             2000
                                                                     ------------     ------------
Cash flows from operating activities:
  Net income                                                         $     10,710     $      8,546
Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation and amortization                                             2,048            1,791
  Other                                                                       (55)             117
Change in assets and liabilities:
  Decrease in receivable and other assets                                   8,884           16,112
  Increase in inventories                                                  (1,662)          (5,561)
  (Decrease) increase in accounts payable and accrued
     expenses                                                             (13,757)           1,428
  Increase in income taxes payable                                          5,435            3,296
  Increase in postretirement benefits                                       1,825            2,323
                                                                     ------------     ------------
Net cash provided by operating activities                                  13,428           28,052
                                                                     ------------     ------------

Cash flows provided (used) by investing activities:
  Purchases of property and equipment                                      (1,671)          (2,971)
  Investments in dealer receivables                                       (16,958)         (24,254)
  Collections of dealer receivables                                        21,730           18,998
  Other                                                                      (943)          (1,325)
                                                                     ------------     ------------
Net cash provided (used) by investing activities                            2,158           (9,552)
                                                                     ------------     ------------

Cash flows used by financing activities and capital transactions:
  Payments for purchase of common stock                                    (4,078)          (8,317)
  Payment of cash dividends                                                    (7)              (7)
  Proceeds from issuance of common and treasury stock                       1,713              589
                                                                     ------------     ------------
Net cash used by financing activities and
   capital transactions                                                    (2,372)          (7,735)
                                                                     ------------     ------------
Net increase in cash and cash equivalents                                  13,214           10,765

Cash and cash equivalents - beginning of period                           102,280           51,443
                                                                     ------------     ------------

Cash and cash equivalents - end of period                            $    115,494     $     62,208
                                                                     ============     ============

See Unaudited Condensed Notes to Consolidated Financial Statements.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
         UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of December 1, 2001, the consolidated results of operations and the consolidated cash flows for the 14 weeks ended December 1, 2001 and the 13 weeks ended November 25, 2000. The statement of income for the 14 weeks ended December 1, 2001, is not necessarily indicative of the results to be expected for the full year. The balance sheet data as of August 25, 2001 was derived from audited financial statements, but does not include all disclosures contained in the Company's Annual Report to Shareholders for the year ended August 25, 2001. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company's Annual Report to Shareholders for the year ended August 25, 2001.

     Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported net income.

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

     On August 27, 2000, the Company adopted the Securities and Exchange Commission's (SEC) Staff Accounting Bulletin (SAB) No. 101 - REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which the SEC staff issued in December 1999. SAB No. 101 sets forth the SEC's views concerning revenue recognition. As a result of SAB No. 101 the Company began recording revenue upon receipt of products by Winnebago Industries' dealers rather than upon shipment by the Company. This change required an adjustment to net income in the Company's first quarter 2001 results, which reflects the cumulative effect on the prior year's results due to the application of SAB No. 101.

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) N0. 141, "Business Combinations." SFAS 141 establishes new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Tangible Assets." SFAS 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The Company expects to adopt these statements on September 1, 2002, the first quarter of the Company's fiscal 2003. Management does not believe that SFAS No. 141 or 142 will have a material impact on the Company's consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requried entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Also, in September 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that statement. The Company is required to adopt SFAS Nos. 143 and 144 in fiscal 2003. The Company is reviewing the impact of SFAS Nos. 143 and 144, and does not believe adoption of either of these new standards will have a material affect on the Company's financial statements.

NOTE 3: INVENTORIES

     Inventories are valued at the lower of cost or market, with cost being determined under the last-in, first-out (LIFO) method and market defined as net realizable value.

     Inventories are composed of the following (dollars in thousands):

                                        December 1,    August 25,
                                           2001          2001
                                        ----------    ----------

        Finished goods...........       $   32,395    $   36,930
        Work in process..........           21,018        21,725
        Raw materials............           51,512        44,232
                                        ----------    ----------
                                           104,925       102,887
        LIFO reserve.............          (23,451)      (23,072)
                                        ----------    ----------
                                        $   81,474    $   79,815
                                        ==========    ==========

NOTE 4: LINE OF CREDIT

     On October 19, 2000, the Company entered into an unsecured Credit Agreement with Wells Fargo Bank Iowa, National Association, as amended. The Credit Agreement provides the Company with a line of credit of $20,000,000 until January 31, 2002, at an interest rate of either (1) a variable rate per annum of one percent below the Bank's prime rate in effect from time to time or (2) a fixed rate per annum determined by the Bank to be one percent above LIBOR, as selected by the Company in accordance with the Credit Agreement. The Credit Agreement contains covenants that, among other things, impose certain limitations on mergers, transfers of assets and encumbering or otherwise pledging the Company's assets. In addition, the Company is required to satisfy certain financial covenants and tests relating to tangible net worth, total liabilities and current ratio. As of December 1, 2001, the Company was in compliance with these financial covenants. There were no outstanding borrowings under the line of credit at December 1, 2001. The Company has no plans to renew this agreement.

NOTE 5: CONTINGENT LIABILITIES AND COMMITMENTS

     It is customary practice for companies in the recreation vehicle industry to enter into repurchase agreements with lending institutions which have provided wholesale floor plan financing to dealers. The Company's agreements provide for the repurchase of its products from the financing institution in the event of repossession upon a dealer's default. The Company was contingently liable for approximately $226,809,000 and $216,784,000 under repurchase agreements with lending institutions as of December 1, 2001 and August 25, 2001, respectively. Included in these contingent liabilities as of December 1, 2001 and August 25, 2001 are approximately $1,997,000 and $3,276,000, respectively, of certain dealer receivables subject to recourse agreements with Bank of America Specialty Group (formerly NationsBank Specialty Lending Unit) and Conseco Finance Servicing Group (formerly Green Tree Financial).

NOTE 6: SUPPLEMENTAL CASH FLOW DISCLOSURE

     For the periods indicated, the Company paid cash for the following (dollars in thousands):

                                         Fourteen        Thirteen
                                        Weeks Ended    Weeks Ended
                                        December 1,    November 25,
                                           2001            2000
                                       ------------    ------------
        Interest                       $         --    $         --
        Income taxes                   $         --    $         --

NOTE 7: REPURCHASE OF OUTSTANDING STOCK

     On March 14, 2001, the Board of Directors authorized the repurchase of outstanding shares of the Company's common stock for an aggregate purchase price of up to $15,000,000. As of December 1, 2001, 218,000 shares had been repurchased for an aggregate consideration of approximately $4,491,000 under this authorization.

NOTE 8: INCOME PER SHARE

     The following table reflects the calculation of basic and diluted earnings per share for the 14 and 13 weeks ended December 1, 2001 and November 25, 2000:

                                                  Fourteen        Thirteen
                                                 Weeks Ended    Weeks Ended
                                                 December 1,    November 25,
     In thousands except per share data             2001            2000
                                                ------------    ------------
     Earnings per share - basic:
     ---------------------------
     Net income                                 $     10,710    $      8,546
                                                ------------    ------------
     Weighted average shares outstanding              20,674          21,101
                                                ------------    ------------
     Earnings per share - basic                 $        .52    $        .40
                                                ------------    ------------

     Earnings per share - assuming dilution:
     ---------------------------------------
     Net income                                 $     10,710    $      8,546
                                                ------------    ------------
     Weighted average shares outstanding              20,674          21,101
     Dilutive impact of options outstanding              429             179
                                                ------------    ------------
     Weighted average shares & potential
        dilutive shares outstanding                   21,103          21,280
                                                ------------    ------------
     Earnings per share - assuming dilution     $        .51    $        .40
                                                ------------    ------------

     There were options to purchase 14,000 shares of common stock outstanding at a price of $15.375 per share, 166,800 shares of common stock at a price of $18.50 per share, 14,000 shares of common stock at a price of $19.71875 per share and 290,000 shares of common stock at a price of $12.4375 per share during the 13 weeks ended November 25, 2000. These options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock.

NOTE 9: BUSINESS SEGMENT INFORMATION

     The Company defines its operations into two business segments: Recreational vehicles and other manufactured products, and dealer financing. Recreation vehicles and other manufactured products includes all data relating to the manufacturing and selling of the Company's Class A, B and C motor home products as well as sales of component products for other manufacturers and recreation vehicle related parts and service revenue. Dealer financing includes floorplan, used and rental unit financing for a limited number of the Company's dealers. Management focuses on operating income as a segment's measure of profit or loss when evaluating a segment's financial performance. Operating income is before interest expense, interest income, and income taxes. A variety of balance sheet ratios are used by management to measure the business. Maximizing the return from each segment's assets excluding cash and cash equivalents is the primary focus. Identifiable assets are those assets used in the operations of each industry segment. General corporate assets consist of cash and cash equivalents, deferred income taxes and other corporate assets not related to the two business segments. General corporate income and expenses include administrative costs. Inter-segment sales and expenses are not significant.

     For the 14 weeks ended December 1, 2001 and the 13 weeks ended November 25, 2000, the Company's segment information is as follows:

                                         RECREATION
                                      VEHICLES & OTHER
                                        MANUFACTURED     DEALER       GENERAL
     (DOLLARS IN THOUSANDS)               PRODUCTS      FINANCING     CORPORATE        TOTAL
     -----------------------------------------------------------------------------------------
     14 Weeks Ended December 1, 2001
     Net revenues                        $  178,168    $      945    $       --     $  179,113
     Operating income (loss)                 14,674           944          (307)        15,311
     Identifiable assets                    170,266        35,838       147,427        353,531

     13 Weeks Ended November 25, 2000
     Net revenues                        $  163,138    $    1,029    $       --     $  164,167
     Operating income (loss)                 12,484         1,022          (126)        13,380
     Identifiable assets                    182,171        38,634        94,402        315,207

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING INFORMATION

Certain of the matters discussed in this report are "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties, including, but not limited to, reactions to actual or threatened terrorist attacks, availability and price of fuel, a significant increase in interest rates, a further slowdown in the economy, availability of chassis, slower than anticipated sales of new or existing products, new product introductions by competitors, order cancellations by the Company's dealers, collections of dealer receivables and other factors which may be disclosed throughout this report. Any forecasts and projections in this report are "forward looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including the aforementioned risk factors; actual results could differ materially.

RESULTS OF OPERATION

Fourteen Weeks Ended December 1, 2001 Compared to Thirteen Weeks Ended November 25, 2000

Net revenues for recreation vehicle and other manufactured products for the 14 weeks ended December 1, 2001 were $178,168,000, an increase of $15,030,000, or
9.2 percent from the 13-week period ended November 25, 2000. Motor home unit sales (Class A and C) were 2,317 units, an increase of 120 units, or 5.5 percent, during the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. The percentage increase in net revenues in the first quarter of fiscal 2002 was greater than the percentage increase in motor home unit sales for that period as a result of the Company's sales of more units, as a percentage of the total unit sales, with the higher-priced slideout feature as well as the higher priced diesel powered chassis during the first quarter of fiscal 2002. The Company feels the increases and growth were the result of the excellent acceptance of its new products and the continued reduction of interest rates.

Net revenues for dealer financing of Winnebago Acceptance Corporation (WAC) were $945,000 for the 14 weeks ended December 1, 2001; a decrease of $84,000 or 8.2 percent from the 13-week period ended November 25, 2000. Decreased revenues for dealer financing reflect a decrease of approximately 33% in interest rates offset by higher average borrowings when comparing the first quarter of 2002 to the first quarter of 2001.

Gross profit, as a percent of net revenues, was 14.3 percent for the 14 weeks ended December 1, 2001 compared to 13.6 for the 13 weeks ended November 25, 2000. The Company's higher margins were due primarily to increased volume of motor home production and shipments.

Selling expenses were $6,128,000 or 3.4 percent of net revenues during the first quarter of fiscal 2002 compared to $6,103,000 or 3.7 percent of net revenues during the first quarter of fiscal 2001. The small increase in selling expense dollars when comparing the two quarters consisted primarily of larger promotional program expenses offset by reductions in advertising expenses during the first quarter of fiscal 2002. The increased sales volume caused the reduction in percentage during the first quarter of fiscal 2002.

General and administrative expenses were $4,104,000 or 2.3 percent of net revenues during the 14 weeks ended December 1, 2001 compared to $2,764,000 or
1.7 percent of net revenues during the 13 weeks ended November 25, 2000. The increases in dollars and percentage when comparing the two quarters were primarily due to increases in employee incentive programs and legal reserves, and an increase in general spending caused by the 14 weeks of activity during the first quarter of fiscal 2002 versus 13 weeks during the first quarter of fiscal 2001.

The Company had net financial income of $892,000 for the first quarter of fiscal 2002 compared to net financial income of $971,000 for the comparable quarter of fiscal 2001. During the 14 weeks ended December 1, 2001, the Company recorded $908,000 of net interest income and losses of $16,000 in foreign currency transactions. During the 13 weeks ended November 25, 2000, the Company recorded $952,000 of net interest income and gains of $19,000 in foreign currency transactions. The decrease in interest income when comparing the two periods was due primarily to lower rates of return earned on available invested cash during the first quarter of fiscal 2002.

The effective income tax rate increased to 33.9 percent during the first quarter of fiscal 2002 from 33.1 percent during the first quarter of fiscal 2001. The primary reason for the increase was due to higher provisions for state income taxes during the first quarter of fiscal 2002.

At the start of the first quarter of fiscal 2001, the Company elected to adopt SAB No. 101 issued by the SEC in December 1999. SAB No. 101 sets forth the views of the SEC concerning revenue recognition, the effect of which on the Company is to record revenue upon delivery of products to dealers rather than upon shipment by the Company. Adoption of SAB No. 101 during the 13 weeks ended November 25, 2000 resulted in a negative adjustment to the Company's income of $1,050,000, or $.05 per diluted share.

For the first quarter of fiscal 2002, the Company had net income of $10,710,000, or $.51 per diluted share compared to the first quarter of fiscal 2001's net income of $8,546,000, or $.40 per diluted share. Net income and earnings per diluted share increased by 25.3 percent and 27.5 percent, respectively, when comparing the first quarter of fiscal 2002 to the first quarter of fiscal 2001.

LIQUIDITY AND FINANCIAL CONDITION

The Company generally meets its working capital, capital equipment and cash requirements with funds generated from operations.

At December 1, 2001, working capital was $185,536,000, an increase of $11,288,000 from the amount at August 25, 2001. The Company's principal uses of cash during the 14 weeks ended December 1, 2001 were $4,078,000 for the purchase of shares of the Company's Common Stock and $1,671,000 for the purchase of property and equipment. The Company's sources and uses of cash during the 14 weeks ended December 1, 2001 are set forth in the unaudited consolidated condensed statement of cash flows for that period.

Principal known demands at December 1, 2001 on the Company's liquid assets for the remainder of fiscal 2002 include capital expenditures of approximately $10,000,000 and the payments of cash dividends.

Management currently expects its cash on hand and funds from operations to be sufficient to cover both short-term and long-term operating requirements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 1, 2001, the Company had an investment portfolio of fixed income securities, which are classified as cash and cash equivalents of $115,494,000. These securities, like all fixed income investments, are subject to interest rate risk and will decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until maturity (which approximates 45 days) and therefore, the Company would not expect to recognize an adverse impact in income or cash flows in such an event.

As of December 1, 2001, the Company had dealer-financing receivables in the amount of $35,508,000. Interest rates charged on these receivables vary based on the prime rate.

COMPANY OUTLOOK

Studies show that the Company's prime target market of people 50 years of age and older will continue to increase by over 4 million a year through the year 2030. Order backlog for the Company's Class A and Class C motor homes was approximately 1,580 orders on December 1, 2001, an increase of 11.3 percent over sales order backlog of 1,420 at the end of the first quarter last year.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors of
Winnebago Industries, Inc.
Forest City, Iowa

We have reviewed the accompanying condensed consolidated balance sheet of Winnebago Industries, Inc. and subsidiaries (the Company) as of December 1, 2001, and the related condensed consolidated statements of income and cash flows for the 14-week and 13-week periods ended December 1, 2001 and November 25, 2000, respectively. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America (generally accepted auditing standards), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of August 25, 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated October 3, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 25, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



Minneapolis, Minnesota
January 10, 2002

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


                                                WINNEBAGO INDUSTRIES, INC.
                                         ---------------------------------------
                                                      (Registrant)



Date    January 10, 2002
      ---------------------             ----------------------------------------
                                        Bruce D. Hertzke
                                        Chairman of the Board,
                                        Chief Executive Officer, and President
                                            (Principal Executive Officer)



Date    January 10, 2002
      ---------------------             ----------------------------------------
                                        Edwin F. Barker
                                        Vice President - Chief Financial Officer
                                            (Principal Financial Officer)