Form 10-Q
period 2002-03-02
WINNEBAGO INDUSTRIES INC
filed 2002-04-12
CIK 107687

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)
___
_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 2, 2002
                               -------------------------------------------------

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

There were 18,764,093 shares of $.50 par value common stock outstanding on April 11, 2002.

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

          Unaudited Consolidated Statements of Income                     3

          Unaudited Consolidated Condensed Statements of Cash Flows       4

          Unaudited Condensed Notes to Consolidated Financial
           Statements                                                   5 - 8

          Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                    9 - 12

          Independent Accountants' Report                                13

PART II.  OTHER INFORMATION                                            14 - 16

Part I Financial Information
Item 1.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

Dollars in thousands
                                                            MARCH 2,       AUGUST 25,
                        ASSETS                                2002            2001
------------------------------------------------------    ------------    ------------
                                                          (Unaudited)
CURRENT ASSETS
Cash and cash equivalents                                 $    134,477    $    102,280
Receivables, less allowance for doubtful
   accounts ($353 and $244, respectively)                       21,763          21,571
Dealer financing receivables, less allowance
   for doubtful accounts ($112 and $117, respectively)          38,180          40,263
Inventories                                                     83,131          79,815
Prepaid expenses                                                 3,675           3,604
Prepaid taxes                                                    4,500           - - -
Deferred income taxes                                            6,723           6,723
                                                          ------------    ------------

     Total current assets                                      292,449         254,256
                                                          ------------    ------------

PROPERTY AND EQUIPMENT, at cost
Land                                                             1,018           1,029
Buildings                                                       46,180          45,992
Machinery and equipment                                         84,103          82,182
Transportation equipment                                         5,634           5,482
                                                          ------------    ------------
                                                               136,935         134,685
     Less accumulated depreciation                              90,875          88,149
                                                          ------------    ------------

     Total property and equipment, net                          46,060          46,536
                                                          ------------    ------------

INVESTMENT IN LIFE INSURANCE                                    23,136          22,223
                                                          ------------    ------------

DEFERRED INCOME TAXES, NET                                      21,495          21,495
                                                          ------------    ------------

OTHER ASSETS                                                     8,329           7,412
                                                          ------------    ------------

TOTAL ASSETS                                              $    391,469    $    351,922
                                                          ============    ============

See Unaudited Condensed Notes to Consolidated Financial Statements.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

Dollars in thousands
                                                             MARCH 2,       AUGUST 25,
LIABILITIES AND STOCKHOLDERS' EQUITY                           2002            2001
-------------------------------------------------------    ------------    ------------
                                                           (Unaudited)
CURRENT LIABILITIES
Accounts payable, trade                                    $     44,694    $     40,678
Income tax payable                                               12,149           4,938
Accrued expenses:
     Insurance                                                    5,686           4,567
     Product warranties                                           7,763           8,072
     Accrued compensation                                        13,711          13,730
     Promotional                                                  7,011           3,181
     Other                                                        5,013           4,842
                                                           ------------    ------------

        Total current liabilities                                96,027          80,008
                                                           ------------    ------------

POSTRETIREMENT HEALTH CARE AND DEFERRED
   COMPENSATION BENEFITS                                         67,284          64,450
                                                           ------------    ------------

STOCKHOLDERS' EQUITY
Capital stock, common, par value $.50; authorized
   60,000,000 shares:  issued 25,888,000 and 25,886,000
   shares, respectively                                          12,944          12,943
Additional paid-in capital                                       25,714          22,261
Reinvested earnings                                             252,223         234,139
                                                           ------------    ------------
                                                                290,881         269,343
Less treasury stock, at cost                                     62,723          61,879
                                                           ------------    ------------

Total stockholders' equity                                      228,158         207,464
                                                           ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $    391,469    $    351,922
                                                           ============    ============


See Unaudited Condensed Notes to Consolidated Financial Statements.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
================================================================================

IN THOUSANDS EXCEPT PER SHARE DATA
                                                                                       TWENTY-SEVEN   TWENTY-SIX
                                                             THIRTEEN WEEKS ENDED      WEEKS ENDED    WEEKS ENDED
                                                         ---------------------------   ------------   ------------
                                                           MARCH 2,     FEBRUARY 24,     MARCH 2,     FEBRUARY 24,
                                                             2002           2001           2002           2001
                                                         ------------   ------------   ------------   ------------
Net revenues                                             $    184,169   $    142,531   $    363,282   $    306,698
Cost of goods sold                                            160,117        125,529        313,687        267,449
                                                         ------------   ------------   ------------   ------------
     Gross profit                                              24,052         17,002         49,595         39,249
                                                         ------------   ------------   ------------   ------------

Operating expenses:
     Selling                                                    5,607          5,306         11,735         11,409
     General and administrative                                 5,031          3,146          9,135          5,910
                                                         ------------   ------------   ------------   ------------
     Total operating expenses                                  10,638          8,452         20,870         17,319
                                                         ------------   ------------   ------------   ------------

Operating income                                               13,414          8,550         28,725         21,930
Financial income                                                  912            901          1,804          1,872
                                                         ------------   ------------   ------------   ------------

Income before income taxes                                     14,326          9,451         30,529         23,802

Provision for taxes                                             4,878          3,267         10,371          8,022
                                                         ------------   ------------   ------------   ------------

Income before cumulative effect of a change in
   accounting principle                                         9,448          6,184         20,158         15,780

Cumulative effect of change in principle, net of taxes          - - -          - - -          - - -         (1,050)

                                                         ------------   ------------   ------------   ------------
Net income                                               $      9,448   $      6,184   $     20,158   $     14,730
                                                         ============   ============   ============   ============

Earnings per share - basic (Note 8):
------------------------------------
   Income before cumulative effect of change in
      accounting principle                               $        .46   $        .30   $        .97   $        .76
   Cumulative effect of change in accounting
      principle                                                 - - -          - - -          - - -           (.05)
                                                         ------------   ------------   ------------   ------------

Income per share                                         $        .46   $        .30   $        .97   $        .71
                                                         ============   ============   ============   ============

Earnings per share - diluted (Note 8):
--------------------------------------
   Income before cumulative effect of a change in
      accounting principle                               $        .45   $        .30   $        .95   $        .75
   Cumulative effect of change in accounting
      principle                                                 - - -          - - -          - - -           (.05)
                                                         ------------   ------------   ------------   ------------
Income per share                                         $        .45   $        .30   $        .95   $        .70
                                                         ============   ============   ============   ============

Weighted average shares of common stock outstanding:
      Basic                                                    20,760         20,576         20,715         20,839
                                                         ============   ============   ============   ============

      Diluted                                                  21,215         20,882         21,157         21,082
                                                         ============   ============   ============   ============


See Unaudited Condensed Notes to Consolidated Financial Statements.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                     TWENTY-SEVEN     TWENTY-SIX
Dollars in thousands                                                 WEEKS ENDED      WEEKS ENDED
                                                                     ------------     ------------
                                                                       MARCH 2,       FEBRUARY 24,
                                                                         2002             2001
                                                                     ------------     ------------
Cash flows from operating activities:
  Net income as shown on the statements of income                    $     20,158     $     14,730
    (page 3)
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization                                             3,961            3,636
  Tax benefit of stock options                                              3,008            - - -
  Other                                                                        86              106
Change in assets and liabilities:
  (Increase) decrease in receivable and other assets                         (374)          14,099
  Increase in inventories                                                  (3,316)          (3,453)
  Increase (decrease) in accounts payable and accrued expenses              8,808           (7,470)
  Increase in income taxes payable                                          5,719            3,536
  Increase in postretirement benefits                                       3,238            3,862
                                                                     ------------     ------------
Net cash provided by operating activities                                  41,288           29,046
                                                                     ------------     ------------

Cash flows used by investing activities:
  Purchases of property and equipment                                      (3,666)          (4,795)
  Investments in dealer receivables                                       (52,795)         (52,392)
  Collections of dealer receivables                                        54,887           47,220
  Other                                                                    (2,037)          (2,481)
                                                                     ------------     ------------
Net cash used by investing activities                                      (3,611)         (12,448)
                                                                     ------------     ------------

Cash flows used by financing activities and capital transactions:
  Payments for purchase of common stock                                    (4,078)          (9,300)
  Payment of cash dividends                                                (2,075)          (2,062)
  Proceeds from issuance of common and treasury stock                         673            1,355
                                                                     ------------     ------------
Net cash used by financing activities and
   capital transactions                                                    (5,480)         (10,007)
                                                                     ------------     ------------
Net increase in cash and cash equivalents                                  32,197            6,591

Cash and cash equivalents - beginning of period                           102,280           51,443
                                                                     ------------     ------------

Cash and cash equivalents - end of period                            $    134,477     $     58,034
                                                                     ============     ============


See Unaudited Condensed Notes to Consolidated Financial Statements.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
         UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of March 2, 2002, the consolidated results of operations for the 27 and 13 weeks ended March 2, 2002 and the 26 and 13 weeks ended February 24, 2001, and the consolidated cash flows for the 27 weeks ended March 2, 2002 and the 26 weeks ended February 24, 2001. The statement of income for the 27 weeks ended March 2, 2002, is not necessarily indicative of the results to be expected for the full year. The balance sheet data as of August 25, 2001 was derived from audited financial statements, but does not include all disclosures contained in the Company's Annual Report to Shareholders for the year ended August 25, 2001. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company's Annual Report to Shareholders for the year ended August 25, 2001.

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

     On August 27, 2000, the Company adopted the Securities and Exchange Commission's (SEC) Staff Accounting Bulletin (SAB) No. 101 - REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which the SEC staff issued in December 1999. SAB No. 101 sets forth the SEC staff's views concerning revenue recognition. As a result of SAB No. 101 the Company began recording revenue upon receipt of products by Winnebago Industries' dealers rather than upon shipment by the Company. This change required an adjustment to income in the Company's first quarter 2001 results, which reflects the cumulative effect on the prior year's results due to the application of SAB No. 101.

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Tangible Assets." SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The Company expects to adopt these statements on September 1, 2002, the first quarter of the Company's fiscal 2003. Management does not believe that either SFAS No. 141 or 142 will have a material impact on the Company's consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 required entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Also, in September 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that statement. The Company is required to adopt SFAS Nos. 143 and 144 in fiscal 2003. The Company is reviewing the impact of SFAS Nos. 143 and 144, and does not believe adoption of either of these new standards will have a material affect on the Company's financial statements.

NOTE 3: INVENTORIES

     Inventories are valued at the lower of cost or market, with cost being determined under the last-in, first-out (LIFO) method and market defined as net realizable value.

     Inventories are composed of the following (dollars in thousands):

                                                 March 2,        August 25,
                                                   2002             2001
                                               ------------     ------------

                   Finished goods .........    $     33,234     $     36,930
                   Work in process ........          23,921           21,725
                   Raw materials ..........          49,752           44,232
                                               ------------     ------------
                                                    106,907          102,887
                   LIFO reserve ...........         (23,776)         (23,072)
                                               ------------     ------------
                                               $     83,131     $     79,815
                                               ============     ============

NOTE 4: LINE OF CREDIT

     On October 19, 2000, the Company entered into an unsecured Credit Agreement with Wells Fargo Bank Iowa, National Association, as amended. The Credit Agreement provided the Company with a line of credit of $20,000,000. The Company did not renew this agreement when it expired on January 31, 2002.

NOTE 5: CONTINGENT LIABILITIES AND COMMITMENTS

     It is customary practice for manufacturers in the recreation vehicle industry to enter into repurchase agreements with lending institutions which have provided wholesale floorplan financing to dealers. The Company's agreements provide for the repurchase of its products from the financing institution in the event of repossession upon a dealer's default. The Company was contingently liable for approximately $242,910,000 and $216,784,000 under repurchase agreements with lending institutions as of March 2, 2002 and August 25, 2001, respectively. Included in these contingent liabilities as of March 2, 2002 and August 25, 2001 are approximately $517,000 and $3,276,000, respectively, of certain dealer receivables subject to recourse agreements with Bank of America Specialty Group and Conseco Finance Servicing Group.

     During the second quarter of fiscal 2002, the Company guaranteed certain interest bearing debt obligations of an unaffiliated vendor to a bank totaling an amount of up to but not to exceed $700,000 and agreed to pledge a $500,000 certificate of deposit to said bank. Mr. John V. Hanson, a director of the Company, is also a director of the bank and its parent and owns approximately 33.3 percent of record and beneficially of the parent's outstanding stock. Mary Jo Boman, the wife of Gerald E. Boman, a director of the Company, is a director of the bank and its parent and owns approximately 33.3 percent of record and beneficially of the parent's outstanding stock. The Company believes that this obligation will be repaid and has therefore provided no reserve for this contingency at March 2, 2002.

     In February 2002, the Company entered into a repurchase agreement with Transamerica Commercial Finance Corporation, Canada (Transamerica). The agreement provides for the repurchase by the Company from Transamerica of rental units upon default by one of the Company's Canadian dealers under a financing agreement with Transamerica. As of March 2, 2002, there have been no rental transactions between Transamerica and such dealer.

NOTE 6: SUPPLEMENTAL CASH FLOW DISCLOSURE

     For the periods indicated, the Company paid cash for the following (dollars in thousands):

                                          Twenty-Seven     Twenty-Six
                                          Weeks Ended      Weeks Ended
                                          ------------     ------------
                                            March 2,       February 24,
                                              2002             2001
                                          ------------     ------------
                   Interest               $      - - -     $      - - -
                   Income taxes                  4,500            3,000


NOTE 7: REPURCHASE OF OUTSTANDING STOCK

     On March 14, 2001, the Board of Directors authorized the repurchase of outstanding shares of the Company's common stock for an aggregate purchase price of up to $15,000,000. As of March 2, 2002, 218,000 shares had been repurchased for an aggregate consideration of approximately $4,491,000 under this authorization.

     On April 5, 2002, pursuant to an authorization of the Board of Directors, the Company repurchased 2,100,000 shares of common stock from Hanson Capital Partners, LLC ("HCP"). HCP is a Delaware limited liability company whose members are the Luise V. Hanson Qualified Terminable Interest Property Marital Deduction Trust (the "QTIP Trust"), which has a 34.9 percent membership interest in HCP, and the Luise V. Hanson Revocable Trust, dated September 22, 1984 (the "Revocable Trust"), which has a 65.1 percent membership interest in HCP. John V. Hanson, a director of the Company, Mary Jo Boman, the wife of Gerald E. Boman, a director of the Company, Paul D. Hanson and Bessemer Trust Company, N.A. act as co-trustees under the QTIP Trust. Mrs. Luise V. Hanson is trustee of the Revocable Trust. As a result of the foregoing, Mrs. Hanson is a controlling person of the Company. Mrs. Hanson is the mother of John V. Hanson, Mary Joan Boman and Paul D. Hanson and the mother-in-law of Gerald E. Boman. The shares were repurchased for an aggregate purchase price of $77,700,000 ($37 per share). The Company utilized its cash on hand to pay the purchase price of the stock.

NOTE 8: INCOME PER SHARE

     The following table reflects the calculation of basic and diluted earnings per share for the 13 and 27 weeks ended March 2, 2002 and the 13 and 26 weeks ended February 24, 2001 (in thousands except per share data):

                                                                                TWENTY-SEVEN    TWENTY-SIX
                                                    THIRTEEN WEEKS ENDED        WEEKS ENDED     WEEKS ENDED
                                                ----------------------------    ------------    ------------
                                                  MARCH 2,      FEBRUARY 24,      MARCH 2,      FEBRUARY 24,
                                                    2002            2001            2002            2001
                                                ------------    ------------    ------------    ------------
     EARNINGS PER SHARE - BASIC:
     ---------------------------
     Net income                                 $      9,448    $      6,184    $     20,158    $     14,730
                                                ------------    ------------    ------------    ------------
     Weighted average shares outstanding              20,760          20,576          20,715          20,839
                                                ------------    ------------    ------------    ------------
     Earnings per share - basic                 $        .46    $        .30    $        .97    $        .71
                                                ------------    ------------    ------------    ------------

     EARNINGS PER SHARE - ASSUMING DILUTION:
     ---------------------------------------
     Net income                                 $      9,448    $      6,184    $     20,158    $     14,730
                                                ------------    ------------    ------------    ------------
     Weighted average shares outstanding              20,760          20,576          20,715          20,839
     Dilutive impact of options outstanding              455             306             442             243
                                                ------------    ------------    ------------    ------------
     Weighted average shares & potential
         dilutive shares outstanding                  21,215          20,882          21,157          21,082
                                                ------------    ------------    ------------    ------------
     Earnings per share - assuming dilution     $        .45    $        .30    $        .95    $        .70
                                                ------------    ------------    ------------    ------------

     There were options to purchase 166,800 shares of common stock outstanding at a price of $18.50 and 14,000 shares of common stock at a price of $19.71875 per share during the 13 weeks ended February 24, 2001.

     These options were not included in the computation of diluted earnings per share because the option's exercise price was greater than the average market price of the common stock.

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

     For the 27 weeks ended March 2, 2002 and the 26 weeks ended February 24, 2001, the Company's segment information is as follows:

                                                      RECREATION
                                                   VEHICLES & OTHER
                                                     MANUFACTURED      DEALER          GENERAL
     (DOLLARS IN THOUSANDS)                            PRODUCTS       FINANCING       CORPORATE         TOTAL
     -----------------------------------------------------------------------------------------------------------
     27 Weeks Ended March 2, 2002
     Net revenues                                   $    361,634    $      1,648      $    - - -    $    363,282
     Operating income                                     27,752             630             343          28,725
     Identifiable assets                                 182,137          38,483         170,849         391,469

     26 Weeks Ended February 24, 2001
     Net revenues                                   $    304,458    $      2,240      $    - - -    $    306,698
     Operating income                                     20,162             658           1,110          21,930
     Identifiable assets                                 182,192          38,750          90,201         311,143

     Certain prior year information has been reclassified to conform to the current year presentation.

Item 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

Certain of the matters discussed in this report are "forward looking statements," as defined in the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties, including, but not limited to, reactions to actual or threatened terrorist attacks, the availability and price of fuel, a significant increase in interest rates, a slowdown in the economy, availability of chassis, slower than anticipated sales of new or existing products, new products introduced by competitors, collections of dealer receivables and other factors which may be disclosed throughout this report. Any forecasts and projections in this report are "forward looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including the aforementioned risk factors; actual results could differ materially.

CRITICAL ACCOUNTING POLICIES

In preparing the consolidated financial statements, we follow accounting principles generally accepted in the United States of America, which in many cases require us to make assumptions, estimates and judgments that affect the amounts reported. Many of these policies are straightforward. There are, however, a few policies that are critical because they are important in determining the financial condition and results of operations and they can be difficult to apply. These policies were selected because they involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related income statement, asset and/or liability amounts.

The Company had reserves for numerous loss exposures, such as product liability, litigation and accounts receivable. The Company also has loss exposure on loan guarantees and repurchase agreements (see Note 5 of Unaudited Condensed Notes to Consolidated Financial Statements). Establishing loss reserves for these matters requires the use of estimates and judgment in regards to risk exposure and ultimate liability. The Company estimates losses under the programs using consistent and appropriate methods; however, changes in assumptions could materially affect the Company's recorded liabilities for loss.

RESULTS OF OPERATIONS

Thirteen Weeks Ended March 2, 2002 Compared to Thirteen Weeks Ended February 24, 2001

Net revenues for recreation vehicle and other manufactured products for the 13 weeks ended March 2, 2002 were $183,465,000, an increase of $42,145,000, or 29.8 percent from the 13-week period ended February 24, 2001. Motor home unit sales (Class A and C) were 2,448, an increase of 644 units, or 35.7 percent, during the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001. The percentage increase in net revenue dollars in the second quarter of fiscal 2002 was lower than the percentage increase in motor home unit sales for that period as a result of the excellent acceptance of the Company's new lower priced 2002 motor homes in the Class A and Class C segments. The Company believes that lower interest rates and more favorable general economic conditions contributed to the improvement in revenues.

Net revenues for dealer financing of Winnebago Acceptance Corporation (WAC) were $704,000 for the 13 weeks ended March 2, 2002; a decrease of $507,000 or 41.9 percent from the 13-week period ended February 24, 2001. A significant reduction in interest rates and to a much lesser extent, a reduction in average borrowings contributed to the decrease when comparing the two quarters.

Gross profit, as a percent of net revenues, was 13.1 percent for the 13 weeks ended March 2, 2002 compared to 11.9 percent for the 13 weeks ended February 24, 2001. The Company's gross profit was higher due primarily to increased volumes of motor home production and shipments.

Selling expenses were $5,607,000 or 3.0 percent of net revenues during the second quarter of fiscal 2002 compared to $5,306,000 or 3.7 percent of net revenues during the second quarter of fiscal 2001. The increase in dollars when comparing the two quarters resulted from primarily larger advertising expenses during the second quarter of fiscal 2002. Increased sales volume was the primary cause of the reduction in percentage during the second quarter of fiscal 2002.

General and administrative expenses were $5,031,000 or 2.7 percent of net revenues during the 13 weeks ended March 2, 2002 compared to $3,146,000 or 2.2 percent of net revenues during the 13 weeks ended February 24, 2001. The increases in dollars and percentage when comparing the two quarters were primarily due to increases in employee incentive programs and to a lesser extent increased legal reserves.

The Company had net financial income of $912,000 for the second quarter of fiscal 2002 compared to net financial income of $901,000 for the comparable quarter of fiscal 2001. During the 13 weeks ended March 2, 2002, the Company recorded $918,000 of net interest income and losses of $6,000 in foreign currency transactions. During the 13 weeks ended February 24, 2001, the Company recorded $917,000 of net interest income and losses of $16,000 in foreign currency transactions. When comparing the two quarters, the average available cash for investing during the second quarter of fiscal 2002 was approximately twice as much as was available during the second quarter of fiscal 2001. However, the average rate the Company earned on its permitted investments, under the Company's investment policy, was approximately 50 percent of the average rate earned during the second quarter of fiscal 2001.

The effective income tax rate decreased to 34.0 percent during the second quarter of fiscal 2002 from 34.6 percent during the second quarter of fiscal 2001.

For the second quarter of fiscal 2002, the Company had net income of $9,448,000, or $.45 per diluted share compared to the second quarter of fiscal 2001's net income of $6,184,000, or $.30 per diluted share. Net income and earnings per diluted share increased by 52.8 percent and 50.0 percent, respectively, when comparing the second quarter of fiscal 2002 to the second quarter of fiscal 2001.

Twenty-Seven Weeks Ended March 2, 2002 Compared to Twenty-Six Weeks Ended February 24, 2001

Net revenues for manufactured products for the 27 weeks ended March 2, 2002 were $361,634,000, an increase of $57,176,000, or 18.8 percent from the 26-week period ended February 24, 2001. Motor home unit sales (Class A and C) were 4,765 units, an increase of 764 units, or 19.1 percent during the 27 weeks ended March 2, 2002 when compared to the 26 weeks ended February 24, 2001. The Company feels the increases and growth were the result of the excellent acceptance of its new products and the continued reduction of interest rates.

Net revenues for dealer financing of WAC were $1,648,000 for the 27 weeks ended March 2, 2002; a decrease of $591,000 or 26.4 percent from the 26-week period ended February 24, 2001. Decreased revenues for dealer financing reflect a decrease of interest rates partially offset by higher average borrowings when comparing the 27 weeks ended March 2, 2002 to the 26 weeks ended February 24, 2001.

Gross profit, as a percent of net revenue, was 13.7 percent for the 27 weeks ended March 2, 2002 compared to 12.8 percent for the 26 weeks ended February 24, 2001. The Company's higher margins were due primarily to increased volumes of motor home production and shipments.

Selling expenses were $11,735,000, or 3.2 percent of net revenues during the 27 weeks ended March 2, 2002 compared to $11,409,000, or 3.7 percent of net revenues during the 26 weeks ended February 24, 2001. The increase in selling expense dollars when comparing the two periods consisted primarily of higher advertising expenses during the fiscal 2002 period. Increased sales volume was the primary cause of the reduction in percentage during the fiscal 2002 period.

General and administrative expenses were $9,135,000 or 2.5 percent of net revenues during the 27 weeks ended March 2, 2002 compared to $5,910,000, or 1.9 of net revenues during the 26 weeks ended February 24, 2001.

The increases in dollars and percentage when comparing the two periods were primarily due to increases in employee incentive programs and to a lesser extent increased legal reserves.

The Company had net financial income of $1,804,000 for the 27 weeks ended March 2, 2002 compared to net financial income of $1,872,000 for the 26 weeks ended February 24, 2001. During the fiscal 2002 period, the Company recorded $1,826,000 of net interest income and losses of $22,000 in foreign currency transactions. During the fiscal 2001 period, the Company recorded $1,869,000 of net interest income and gains of $3,000 in foreign currency transactions. When comparing the two periods, the average available cash for investing during fiscal 2002 was approximately twice as much as was available during fiscal 2001. However, the average rate the Company earned on its permitted investments, under the Company's investment policy, was approximately 50 percent of the average rate earned during the fiscal 2001 period.

The effective income tax rate increased to 34.0 percent during the 27 weeks ended March 2, 2002 from 33.7 percent during the 26 weeks ended February 24, 2001. The primary reason for the increase was due to higher provisions for state income taxes during the 27 weeks ended March 2, 2002.

At the start of fiscal 2001, the Company elected to adopt SAB No. 101 issued by the SEC in December 1999. SAB No. 101 set forth the views of the SEC staff concerning revenue recognition. As a result of SAB No. 101, the Company began recording revenue upon receipt of products by the Company's dealers rather than upon shipment by the Company. Adoption of SAB No. 101 during the 26 weeks ended February 24, 2001 resulted in a negative adjustment to the Company's income of $1,050,000, or $.05 per diluted share.

For the 27 weeks ended March 2, 2002, the Company had net income of $20,158,000, or $.95 per diluted share compared to the 26 weeks ended February 24, 2001's net income of $14,730,000, or $.70 per diluted share. Net income and earnings per diluted share increased by 36.9 percent and 35.7 percent, respectively, when comparing the fiscal 2002 period to the fiscal 2001 period.

LIQUIDITY AND FINANCIAL CONDITION

The Company generally meets its working capital, capital equipment and cash requirements with funds generated from operations.

As of March 2, 2002, working capital was $196,422,000, an increase of $22,174,000 from the amount at August 25, 2001. The Company's principal uses of cash during the 27 weeks ended March 2, 2002 were $4,078,000 for the purchase of shares of the Company's Common Stock, $3,666,000 for the purchase of property and equipment and $2,075,000 for the payment of cash dividends. The Company's sources and uses of cash during the 27 weeks ended March 2, 2002 are set forth in the unaudited consolidated condensed statement of cash flows for that period.

Principal known demands at March 2, 2002 on the Company's liquid assets for the remainder of fiscal 2002 include capital expenditures of approximately $14,000,000 and the payment of cash dividends.

Management currently expects its cash on hand and funds from operations to be sufficient to cover both short-term and long-term operating requirements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 2, 2002, the Company has an investment portfolio of fixed income securities, which are classified as cash and cash equivalents of $134,477,000. These securities, like all fixed income investments, are subject to interest rate risk and will decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until maturity (which approximates 45 days) and, therefore, the Company would not expect to recognize an adverse impact in income or cash flows in such an event.

As of March 2, 2002, the Company has dealer-financing receivables in the amount of $38,180,000. Interest rates charged on these receivables vary based on the prime rate.

COMPANY OUTLOOK

Studies show that the Company's prime target market of people 50 years of age and older will continue to increase by over 4 million a year through the year 2030. Order backlog for the Company's Class A and Class C motor homes was approximately 3,200 orders at March 2, 2002, an increase of 106.5 percent over sales order backlog of approximately 1,550 orders at February 24, 2001. The Company includes in its backlog all accepted purchase orders from dealers shippable within the next six months. Orders in backlog can be canceled or postponed at the option of the purchaser at any time without penalty and, therefore, backlog may not necessarily be a measure of future sales.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors of
Winnebago Industries, Inc.
Forest City, Iowa

We have reviewed the accompanying condensed consolidated balance sheet of Winnebago Industries, Inc. and subsidiaries (the Company) as of March 2, 2002, and the related condensed consolidated statements of income and cash flows for the 13-week and 27-week periods ended March 2, 2002 and 13-week and 26-week periods ended February 24, 2001. These financial statements are the responsibility of the Company's management.

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



Deloitte & Touche LLP
Minneapolis, Minnesota
April 8, 2002

Part II  Other Information

Item 4   Submission of Matters to a Vote of Security Holders

         (a)  The annual meeting of shareholders was held January 15, 2002.

         (b) The breakdown of votes for the election of three directors was as follows*:

                                             Votes Cast For   Authority Withheld
                                             --------------   ------------------
              Gerald E. Boman (2005)           19,479,389           36,142
              Jerry N. Currie (2005)           19,495,995           19,537
              Frederick M. Zimmerman (2005)    19,495,459           20,072

         * There were no broker non-votes.
         ( ) Represents year of Annual Meeting that individual's term will expire.

Item 6   Exhibits and Reports on Form 8-K

         (a)  Exhibits - See Exhibit Index on page 16.

         (b) The Company did not file any reports on Form 8-K during the period covered by this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               WINNEBAGO INDUSTRIES, INC.
                                        ----------------------------------------
                                                      (Registrant)



Date    April 11, 2002                  /s/ Bruce D. Hertzke
     ----------------------             ----------------------------------------
                                        Bruce D. Hertzke
                                        Chairman of the Board, Chief Executive
                                        Officer, and President
                                               (Principal Executive Officer)



Date    April 11, 2002                  /s/ Edwin F. Barker
     ----------------------             ----------------------------------------
                                        Edwin F. Barker
                                        Vice President - Chief Financial Officer
                                               (Principal Financial Officer)

                                  EXHIBIT INDEX



3b.      Amended Bylaws of the Registrant.

4b. Letter of Intent dated March 1, 2002 among Winnebago Industries, Inc., Forest City Economic Development, and CDI, LLC.

10v. Agreement dated March 13, 2002 between Winnebago Industries, Inc. and Bruce D. Hertzke.