Form 10-Q
period 2002-06-01
WINNEBAGO INDUSTRIES INC
filed 2002-07-12
CIK 107687

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)
_____
__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended         June 1, 2002
                               -------------------------------------------------

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

There were 18,795,628 shares of $.50 par value common stock outstanding on July 12, 2002.

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

PART II. OTHER INFORMATION                                              14 & 15

Part I Financial Information
Item 1.

                  WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

Dollars in thousands
                                                             JUNE 1,       AUGUST 25,
                          ASSETS                              2002            2001
------------------------------------------------------    ------------    ------------
                                                           (Unaudited)
CURRENT ASSETS
Cash and cash equivalents                                 $     72,201    $    102,280
Receivables, less allowance for doubtful
   accounts ($419 and $244, respectively)                       23,004          21,571
Dealer financing receivables, less allowance
   for doubtful accounts ($112 and $117, respectively)          39,049          40,263
Inventories                                                     96,376          79,815
Prepaid expenses                                                 3,595           3,604
Deferred income taxes                                            7,668           6,723
                                                          ------------    ------------

     Total current assets                                      241,893         254,256
                                                          ------------    ------------

PROPERTY AND EQUIPMENT, at cost
Land                                                             1,018           1,029
Buildings                                                       46,413          45,992
Machinery and equipment                                         85,301          82,182
Transportation equipment                                         5,621           5,482
                                                          ------------    ------------
                                                               138,353         134,685
     Less accumulated depreciation                              92,506          88,149
                                                          ------------    ------------

     Total property and equipment, net                          45,847          46,536
                                                          ------------    ------------

INVESTMENT IN LIFE INSURANCE                                    23,298          22,223
                                                          ------------    ------------

DEFERRED INCOME TAXES, NET                                      22,087          21,495
                                                          ------------    ------------

OTHER ASSETS                                                     8,475           7,412
                                                          ------------    ------------

TOTAL ASSETS                                              $    341,600    $    351,922
                                                          ============    ============

See Unaudited Condensed Notes to Consolidated Financial Statements.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

Dollars in thousands
                                                              JUNE 1,       AUGUST 25,
LIABILITIES AND STOCKHOLDERS' EQUITY                           2002            2001
-------------------------------------------------------    ------------    ------------
                                                            (Unaudited)
CURRENT LIABILITIES
Accounts payable, trade                                    $     46,207    $     40,678
Income tax payable                                               11,369           4,938
Accrued expenses:
     Insurance                                                    6,935           4,567
     Product warranties                                           8,141           8,072
     Accrued compensation                                        16,374          13,730
     Promotional                                                 10,330           3,181
     Other                                                        4,438           4,842
                                                           ------------    ------------

        Total current liabilities                               103,794          80,008
                                                           ------------    ------------

POSTRETIREMENT HEALTH CARE AND DEFERRED
   COMPENSATION BENEFITS                                         68,334          64,450
                                                           ------------    ------------

STOCKHOLDERS' EQUITY
Capital stock, common, par value $.50; authorized
   60,000,000 shares: issued 25,888,000 and 25,886,000
   shares, respectively                                          12,944          12,943
Additional paid-in capital                                       25,699          22,261
Reinvested earnings                                             270,316         234,139
                                                           ------------    ------------
                                                                308,959         269,343
Less treasury stock, at cost                                    139,487          61,879
                                                           ------------    ------------

Total stockholders' equity                                      169,472         207,464
                                                           ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $    341,600    $    351,922
                                                           ============    ============

See Unaudited Condensed Notes to Consolidated Financial Statements.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
================================================================================

IN THOUSANDS EXCEPT PER SHARE DATA
                                                                                           FORTY         THIRTY-NINE
                                                              THIRTEEN WEEKS ENDED       WEEKS ENDED     WEEKS ENDED
                                                        ----------------------------    ------------    ------------
                                                           JUNE 1,         MAY 26,         JUNE 1,        MAY 26,
                                                            2002            2001            2002            2001
                                                        ------------    ------------    ------------    ------------
Net revenues                                            $    246,636    $    195,605    $    607,493    $    499,615
Cost of goods sold                                           209,381         169,423         523,068         436,872
                                                        ------------    ------------    ------------    ------------
     Gross profit                                             37,255          26,182          84,425          62,743
                                                        ------------    ------------    ------------    ------------

Operating expenses:
     Selling                                                   4,257           4,155          13,567          12,876
     General and administrative                                5,709           3,929          14,844           9,839
                                                        ------------    ------------    ------------    ------------
     Total operating expenses                                  9,966           8,084          28,411          22,715
                                                        ------------    ------------    ------------    ------------

Operating income                                              27,289          18,098          56,014          40,028
Financial income                                                 547             922           2,351           2,794
                                                        ------------    ------------    ------------    ------------

Income before income taxes                                    27,836          19,020          58,365          42,822

Provision for taxes                                            9,742           6,576          20,113          14,598
                                                        ------------    ------------    ------------    ------------

Income before cumulative effect of a change in
   accounting principle                                       18,094          12,444          38,252          28,224

Cumulative effect of change in accounting principle,
   net of taxes                                                - - -           - - -           - - -          (1,050)

                                                        ------------    ------------    ------------    ------------
Net income                                              $     18,094    $     12,444    $     38,252    $     27,174
                                                        ============    ============    ============    ============

Earnings per share - basic (Note 9):
------------------------------------
   Income before cumulative effect of change in
      accounting principle                              $        .93    $        .61    $       1.88    $       1.36
   Cumulative effect of change in accounting
      principle                                                - - -           - - -           - - -            (.05)
                                                        ------------    ------------    ------------    ------------
Income per share                                        $        .93    $        .61    $       1.88    $       1.31
                                                        ============    ============    ============    ============

Earnings per share - diluted (Note 9):
--------------------------------------
   Income before cumulative effect of a change in
      accounting principle                              $        .90    $        .60    $       1.84    $       1.34
   Cumulative effect of change in accounting
      principle                                                - - -           - - -           - - -            (.05)
                                                        ------------    ------------    ------------    ------------
Income per share                                        $        .90    $        .60    $       1.84    $       1.29
                                                        ============    ============    ============    ============

Weighted average shares of common stock
  outstanding:
      Basic                                                   19,552          20,566          20,337          20,748
                                                        ============    ============    ============    ============

      Diluted                                                 19,995          20,885          20,779          21,016
                                                        ============    ============    ============    ============

See Unaudited Condensed Notes to Consolidated Financial Statements.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                           FORTY        THIRTY-NINE
Dollars in thousands                                                    WEEKS ENDED     WEEKS ENDED
                                                                       -----------------------------
                                                                          JUNE 1,          MAY 26,
                                                                           2002             2001
                                                                       ------------     ------------
Cash flows from operating activities:
  Net income                                                           $     38,252     $     27,174
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                               5,906            5,508
  Tax benefit of employee stock options                                       3,292            - - -
  Other                                                                         165              122
Change in assets and liabilities:
  (Increase) decrease in receivable and other assets                         (1,610)          10,414
  (Increase) decrease in inventories                                        (16,561)          10,269
  Increase in accounts payable and accrued expenses                          17,355            1,272
  Increase in income taxes payable                                            6,431            6,073
  Decrease in deferred icome taxes                                           (1,537)           - - -
  Increase in postretirement benefits                                         4,075            4,967
                                                                       ------------     ------------
Net cash provided by operating activities                                    55,768           65,799
                                                                       ------------     ------------

Cash flows used by investing activities:
  Purchases of property and equipment                                        (5,418)          (6,577)
  Investments in dealer receivables                                         (87,819)         (82,464)
  Collections of dealer receivables                                          89,025           78,464
  Other                                                                      (2,099)          (2,564)
                                                                       ------------     ------------
Net cash used by investing activities                                        (6,311)         (13,141)
                                                                       ------------     ------------

Cash flows used by financing activities and capital transactions:
  Payments for purchase of common stock                                     (81,778)         (10,686)
  Payment of cash dividends                                                  (2,075)          (2,062)
  Proceeds from issuance of common stock (including treasury stock)           4,317            1,829
                                                                       ------------     ------------
Net cash used by financing activities and
   capital transactions                                                     (79,536)         (10,919)
                                                                       ------------     ------------
Net (decrease) increase in cash and cash equivalents                        (30,079)          41,739

Cash and cash equivalents - beginning of period                             102,280           51,443
                                                                       ------------     ------------

Cash and cash equivalents - end of period                              $     72,201     $     93,182
                                                                       ============     ============

See Unaudited Condensed Notes to Consolidated Financial Statements.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
         UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of June 1, 2002, the consolidated results of operations for the 40 and 13 weeks ended June 1, 2002 and the 39 and 13 weeks ended May 26, 2001, and the consolidated cash flows for the 40 weeks ended June 1, 2002 and the 39 weeks ended May 26, 2001. The statement of income for the 40 weeks ended June 1, 2002, is not necessarily indicative of the results to be expected for the full year. The balance sheet data as of August 25, 2001 was derived from audited financial statements, but does not include all disclosures contained in the Company's Annual Report to Shareholders for the year ended August 25, 2001. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company's Annual Report to Shareholders for the year ended August 25, 2001.

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

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The Company expects to adopt these statements on September 1, 2002, the beginning of the first quarter of the Company's 2003 fiscal year. Management does not believe that either SFAS No. 141 or 142 will have a material impact on the Company's consolidated financial statements.

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

     The Company adopted Emerging Issues Task Force (EITF) Issue No. 01-9, ACCOUNTING FOR CONSIDERATION GIVEN BY A VENDOR TO A CUSTOMER OR A RESELLER OF THE VENDOR'S PRODUCTS, at the beginning of the third quarter of fiscal 2002. This guidance was effective for periods beginning after December 15, 2001. EITF 01-9 requires that certain payments to customers for cooperative advertising and certain sales incentive offers that were historically classified in selling expense be shown as a reduction in net revenues. The adoption of EITF 01-9 resulted in a reduction of previously reported net revenues (and an offsetting reduction of selling expense) of $4.1 million for the 39 weeks ended May 26, 2001 ($1.4 million for the 13 weeks ended May 26, 2001). The adoption of this new accounting policy had no impact on previously reported operating income, net income, or earnings per share.

NOTE 3: INVENTORIES

     Inventories are valued at the lower of cost or market, with cost being determined under the last-in, first-out (LIFO) method and market defined as net realizable value.

     Inventories are composed of the following (dollars in thousands):

                                               June 1,        August 25,
                                                2002             2001
                                            ------------     ------------

              Finished goods ...........    $     34,520     $     36,930
              Work in process ..........          24,083           21,725
              Raw materials ............          61,964           44,232
                                            ------------     ------------
                                                 120,567          102,887
              LIFO reserve .............         (24,191)         (23,072)
                                            ------------     ------------
                                            $     96,376     $     79,815
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

NOTE 5: CONTINGENT LIABILITIES AND COMMITMENTS

     It is customary practice for manufacturers in the recreation vehicle industry to enter into repurchase agreements with lending institutions which have provided wholesale floorplan financing to dealers. The Company's agreements provide for the repurchase of its products from the financing institution in the event of repossession upon a dealer's default. The Company was contingently liable for approximately $262,514,000 and $216,784,000 under repurchase agreements with lending institutions as of June 1, 2002 and August 25, 2001, respectively. Included in these contingent liabilities as of June 1, 2002 and August 25, 2001 are approximately $1,254,000 and $3,276,000, respectively, of certain dealer receivables subject to recourse agreements with Bank of America Specialty Group and Conseco Finance Servicing Group. Also included in these contingent liabilities are approximately $1,789,000 and $0 under a repurchase agreement with Transamerica Commercial Finance Corporation, Canada (Transamerica) as of June 1, 2002 and August 25, 2001, respectively.

     During the second quarter of fiscal 2002, the Company guaranteed to a bank certain interest bearing debt obligations of Forest City Economic Development, Inc. totaling an amount of up to but not to exceed $700,000 and agreed to pledge a $500,000 certificate of deposit to said bank. Mr. John V. Hanson, a director of the Company, is also a director of the bank and its parent and owns approximately 33.3 percent of the parent's outstanding stock. Mary Jo Boman, the wife of Gerald E. Boman, a director of the Company, is also director of the bank and its parent and owns approximately 33.3 percent of the parent's outstanding stock. The Company believes that this obligation will be repaid in full and has therefore provided no reserve for this contingency at June 1, 2002.

NOTE 6: SUPPLEMENTAL CASH FLOW DISCLOSURE

     For the periods indicated, the Company paid cash for the following (dollars in thousands):

                                  Forty        Thirty-Nine
                               Weeks Ended     Weeks Ended
                              ------------    ------------
                                 June 1,         May 26,
                                  2002            2001
                              ------------    ------------
              Interest        $        246    $      - - -
              Income taxes          11,717           7,020

NOTE 7: DIVIDEND DECLARED

     On June 19, 2002, the Board of Directors declared a cash dividend of $.10 per common share payable July 8, 2002, to shareholders of record on June 7, 2002.

NOTE 8: REPURCHASE OF OUTSTANDING STOCK

     On June 19, 2002, the Board of Directors authorized the repurchase of outstanding shares of the Company's common stock for an aggregate purchase price of up to $15,000,000.

     In April 2002, pursuant to an authorization of the Board of Directors, the Company repurchased 2,100,000 shares of common stock from Hanson Capital Partners, LLC ("HCP"). HCP is a Delaware limited liability company whose members are the Luise V. Hanson Qualified Terminable Interest Property Marital Deduction Trust (the "QTIP Trust"), which has a 34.9 percent membership interest in HCP, and the Luise V. Hanson Revocable Trust, dated September 22, 1984 (the "Revocable Trust"), which has a 65.1 percent membership interest in HCP. John V. Hanson, a director of the Company, Mary Jo Boman, the wife of Gerald E. Boman, a director of the Company, Paul D. Hanson and Bessemer Trust Company, N.A. act as co-trustees under the QTIP Trust. Mrs. Luise V. Hanson is trustee of the Revocable Trust. Mrs. Hanson is also a controlling person of the Company. Mrs. Hanson is the mother of John V. Hanson, Mary Jo Boman and Paul D. Hanson and the mother-in-law of Gerald E. Boman. The shares were repurchased for an aggregate purchase price of $77,700,000 ($37 per share). The Company utilized its cash on hand to pay the purchase price of the stock.

NOTE 9: INCOME PER SHARE

     The following table reflects the calculation of basic and diluted earnings per share for the 13 and 40 weeks ended June 1, 2002 and the 13 and 39 weeks ended May 26, 2001 (in thousands except per share data):

                                                                             FORTY         THIRTY-NINE
                                                THIRTEEN WEEKS ENDED       WEEKS ENDED     WEEKS ENDED
                                            ---------------------------    ----------------------------
                                              JUNE 1,        MAY 26,         JUNE 1,         MAY 26,
                                               2002           2001            2002             2001
                                           ------------    ------------    ------------    ------------
EARNINGS PER SHARE - BASIC:
---------------------------
Net income                                 $     18,094    $     12,444    $     38,252    $     27,174
                                           ------------    ------------    ------------    ------------
Weighted average shares outstanding              19,552          20,566          20,337          20,748
                                           ------------    ------------    ------------    ------------
Earnings per share - basic                 $        .93    $        .61    $       1.88    $       1.31
                                           ------------    ------------    ------------    ------------

EARNINGS PER SHARE - ASSUMING DILUTION:
---------------------------------------
Net income                                 $     18,094    $     12,444    $     38,252    $     27,174
                                           ------------    ------------    ------------    ------------
Weighted average shares outstanding              19,552          20,566          20,337          20,748
Dilutive impact of options outstanding              443             319             442             268
                                           ------------    ------------    ------------    ------------
Weighted average shares & potential
    dilutive shares outstanding                  19,995          20,885          20,779          21,016
                                           ------------    ------------    ------------    ------------
Earnings per share - diluted               $        .90    $        .60    $       1.84    $       1.29
                                           ------------    ------------    ------------    ------------

     During the 13 weeks ended May 26, 2001, there were options to purchase 166,800 shares of common stock outstanding at a price of $18.50, 14,000 shares of common stock at a price of $19.71875 per share and 22,000 shares of common stock at a price of $18. These options were not included in the computation of diluted earnings per share because the exercise prices for the options were greater than the average market price of the common stock.

NOTE 10: BUSINESS SEGMENT INFORMATION

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

     For the 40 weeks ended June 1, 2002 and the 39 weeks ended May 26, 2001, the Company's segment information is as follows:

                                            RECREATION
                                         VEHICLES & OTHER
                                            MANUFACTURED      DEALER        GENERAL
     (DOLLARS IN THOUSANDS)                  PRODUCTS        FINANCING     CORPORATE        TOTAL
     -----------------------------------------------------------------------------------------------
     40 Weeks Ended June 1, 2002
     Net revenues                            $ 605,121       $  2,372      $   - - -      $ 607,493
     Operating income                           54,622            893            499         56,014
     Identifiable assets                       196,672         39,351        105,577        341,600

     39 Weeks Ended May 26, 2001
     Net revenues                            $ 496,321       $  3,294      $   - - -      $ 499,615
     Operating income                           37,305          1,028          1,695         40,028
     Identifiable assets                       172,632         37,132        125,289        335,053

Certain prior year information has been reclassified to conform to the current year presentation.

Item 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

Certain of the matters discussed in this report are "forward looking statements," as defined in the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties, including, but not limited to, reactions to actual or threatened terrorist attacks, the availability and price of fuel, a significant increase in interest rates, a slowdown in the economy, availability of chassis, slower than anticipated sales of new or existing products, new products introduced by competitors, collections of dealer receivables and other factors which may be disclosed throughout this report. Any forecasts and projections in this report are "forward looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including the aforementioned risk factors; actual results could differ materially. The Company undertakes no obligation to publicly update or revise any forward looking statements whether as a result of new information, future events or otherwise, except as required by law or the rules of The New York Stock Exchange.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies and related judgments and estimates affect the preparations of its Consolidated Financial Statements. These policies were selected because they involve additional management judgement due to the sensitivity of the methods, assumptions and estimates necessary in determining the related income statement, asset and/or liability amounts.

The Company has reserves for numerous loss exposures, such as product warranties, product liability, litigation, accounts receivable and reserve for incurred but not reported health care claims. The Company also has loss exposure on loan guarantees and repurchase agreements (see Note 5 of Unaudited Condensed Notes to Consolidated Financial Statements). Establishing loss reserves for these matters requires the use of assumptions, estimates and judgment in regards to risk exposure and ultimate liability. The Company estimates losses under the programs using consistent and appropriate methods; however, changes in assumptions could materially affect the Company's recorded liabilities for loss.

RESULTS OF OPERATIONS

Thirteen Weeks Ended June 1, 2002 Compared to Thirteen Weeks Ended May 26, 2001

Net revenues for recreation vehicle and other manufactured products for the 13 weeks ended June 1, 2002 were $245,913,000, an increase of $51,361,000, or 26.4 percent from the 13-week period ended May 26, 2001. Motor home unit sales (Class A and C) were 3,355, an increase of 668 units, or 24.9 percent, during the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001. The increases can be attributed to more volume during the third quarter of fiscal 2002. The Company believes that its continued market share gains, improvements in consumer confidence levels and sustained low interest rates have all contributed to the improvement in revenues.

Net revenues for dealer financing of Winnebago Acceptance Corporation (WAC) were $723,000 for the 13 weeks ended June 1, 2002; a decrease of $330,000 or 31.3 percent from the 13-week period ended May 26, 2001 due primarily to lower interest rates.

Gross profit, as a percent of net revenues, was 15.1 percent for the 13 weeks ended June 1, 2002 compared to 13.4 percent for the 13 weeks ended May 26, 2001. The Company's gross profit was higher due primarily to increased volume of motor home production and deliveries to dealers.

Selling expenses were $4,257,000 or 1.7 percent of net revenues during the third quarter of fiscal 2002 compared to $4,155,000 or 2.1 percent of net revenues during the third quarter of fiscal 2001. Increased sales volume was the primary cause of the reduction in percentage during the third quarter of fiscal 2002.

General and administrative expenses were $5,709,000 or 2.3 percent of net revenues during the 13 weeks ended June 1, 2002 compared to $3,929,000 or 2.0 percent of net revenues during the 13 weeks ended May 26, 2001. The increases in dollars and percentage when comparing the two quarters were primarily due to increases in employee incentive programs and to a lesser extent increased legal reserves.

The Company had net financial income of $547,000 for the third quarter of fiscal 2002 compared to net financial income of $922,000 for the comparable quarter of fiscal 2001. During the 13 weeks ended June 1, 2002, the Company recorded $551,000 of net interest income and losses of $4,000 in foreign currency transactions. During the 13 weeks ended May 26, 2001, the Company recorded $927,000 of net interest income and losses of $5,000 in foreign currency transactions. When comparing the two quarters, the average available cash for investing during the third quarter of fiscal 2002 was larger than the average available cash during the third quarter of fiscal 2001. However, the average rate the Company earned on investments was lower than the average rate earned during the second quarter of fiscal 2001.

The effective income tax rate increased to 35.0 percent during the third quarter of fiscal 2002 from 34.6 percent during the third quarter of fiscal 2001. The increase was due primarily to higher provisions for state income taxes during the 13 weeks ended June 1, 2002.

For the third quarter of fiscal 2002, the Company had net income of $18,094,000, or $.90 per diluted share compared to the third quarter of fiscal 2001's net income of $12,444,000, or $.60 per diluted share. Net income and earnings per diluted share increased by 45.4 percent and 50.0 percent, respectively, when comparing the third quarter of fiscal 2002 to the third quarter of fiscal 2001. The difference in percentages when comparing net income to net earnings per share was due primarily to a lower number of outstanding shares of the Company's common stock during the 13 weeks ended June 1, 2002 (see Note 8).

Forty Weeks Ended June 1, 2002 Compared to Thirty-Nine Weeks Ended May 26, 2001.

Net revenues for manufactured products for the 40 weeks ended June 1, 2002 were $605,121,000, an increase of $108,800,000, or 21.9 percent from the 39-week period ended May 26, 2001. Motor home unit sales (Class A and C) were 8,120 units, an increase of 1,432 units, or 21.4 percent during the 40 weeks ended June 1, 2002 when compared to the 39 weeks ended May 26, 2001. The Company believes that its continued market share gains, improvements in consumer confidence levels and sustained low interest rates have all contributed to the improvement in revenues.

Net revenues for dealer financing of WAC were $2,372,000 for the 40 weeks ended June 1, 2002; a decrease of $922,000 or 28.0 percent from the 39-week period ended May 26, 2001. Decreased revenues for dealer financing reflect a significant decrease in interest rates partially offset by higher average outstanding balances when comparing the 40 weeks ended June 1, 2002 to the 39 weeks ended May 26, 2001.

Gross profit, as a percent of net revenue, was 13.9 percent for the 40 weeks ended June 1, 2002 compared to 12.6 percent for the 39 weeks ended May 26, 2001. The Company's higher margins were due primarily to increased volume of motor home production and deliveries to dealers.

Selling expenses were $13,567,000, or 2.2 percent of net revenues during the 40 weeks ended June 1, 2002 compared to $12,876,000, or 2.6 percent of net revenues during the 39 weeks ended May 26, 2001. Increased sales volume was the primary cause of the reduction in percentage during the fiscal 2002 period.

General and administrative expenses were $14,844,000 or 2.4 percent of net revenues during the 40 weeks ended June 1, 2002 compared to $9,839,000, or 2.0 percent of net revenues during the 39 weeks ended May 26, 2001. The increases in dollars and percentage when comparing the two periods were primarily due to increases in employee incentive programs and to a lesser extent increased legal reserves.

The Company had net financial income of $2,351,000 for the 40 weeks ended June 1, 2002 compared to net financial income of $2,794,000 for the 39 weeks ended May 26, 2001. During the fiscal 2002 period, the Company recorded $2,377,000 of net interest income and losses of $26,000 in foreign currency transactions. During the fiscal 2001 period, the Company recorded $2,796,000 of net interest income and losses of $2,000 in foreign currency transactions. When comparing the two periods, the average available cash for investing during fiscal 2002 was larger than the average available cash during fiscal 2001. However, the average rate the Company earned on investments was significantly lower than the average rate earned during the fiscal 2001 period.

The effective income tax rate increased to 34.5 percent during the 40 weeks ended June 1, 2002 from 34.1 percent during the 39 weeks ended May 26, 2001. The primary reason for the increase was due to higher provisions for state income taxes during the 40 weeks ended June 1, 2002.

At the start of fiscal 2001, the Company elected to adopt SAB No. 101 issued by the SEC in December 1999. SAB No. 101 set forth the views of the SEC staff concerning revenue recognition. As a result of SAB No. 101, the Company began recording revenue upon receipt of products by the Company's dealers rather than upon shipment by the Company. Adoption of SAB No. 101 during the 39 weeks ended May 26, 2001 resulted in a negative adjustment to the Company's income of $1,050,000, or $.05 per diluted share.

For the 40 weeks ended June 1, 2002, the Company had net income of $38,252,000, or $1.84 per diluted share compared to the 39 weeks ended May 26, 2001's net income of $27,174,000, or $1.29 per diluted share. Net income and earnings per diluted share increased by 40.8 percent and 42.6 percent, respectively, when comparing the fiscal 2002 period to the fiscal 2001 period. The difference in percentages when comparing net income to net earnings per share was primarily due to a lower number of outstanding shares of the Company's common stock during the 40 weeks ended June 1, 2002 (see Note 8).

LIQUIDITY AND FINANCIAL CONDITION

The Company generally meets its working capital, capital equipment and cash requirements with funds generated from operations.

As of June 1, 2002, working capital was $138,099,000, a decrease of $36,149,000 from the amount at August 25, 2001. The Company's principal uses of cash during the 40 weeks ended June 1, 2002 were $81,778,000 for the purchase of shares of the Company's common stock (See Note 8), $5,418,000 for the purchase of property and equipment and $2,075,000 for the payment of cash dividends. The Company's sources and uses of cash during the 40 weeks ended June 1, 2002 are set forth in the unaudited consolidated condensed statement of cash flows for that period.

Principal known demands at June 1, 2002 on the Company's liquid assets for the remainder of fiscal 2002 include capital expenditures of approximately $5,100,000 and the payment of cash dividends.

Management currently expects its cash on hand and funds from operations to be sufficient to cover both short-term and long-term operating requirements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 1, 2002, the Company had an investment portfolio of fixed income securities, which are classified as cash and cash equivalents of $72,201,000. These securities, like all fixed income investments, are subject to interest rate risk and will decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until maturity (which approximates 45 days) and, therefore, the Company would not expect to recognize an adverse impact in income or cash flows in such an event.

As of June 1, 2002, the Company had dealer-financing receivables in the amount of $39,049,000. Interest rates charged on these receivables vary based on the prime rate.

COMPANY OUTLOOK

Studies show that the Company's prime target market of people 50 years of age and older will continue to increase by over 4 million a year through the year 2030. Order backlog for the Company's Class A and Class C motor homes was approximately 2,700 orders at June 1, 2002, an increase of approximately 125 percent over sales order backlog of approximately 1,200 orders at May 26, 2001. The Company includes in its backlog all accepted purchase orders from dealers shippable within the next six months. Orders in backlog can be canceled or postponed at the option of the purchaser at any time without penalty; therefore, backlog may not necessarily be a measure of future sales.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors of
Winnebago Industries, Inc.
Forest City, Iowa

We have reviewed the accompanying condensed consolidated balance sheet of Winnebago Industries, Inc. and subsidiaries (the Company) as of June 1, 2002, and the related condensed consolidated statements of income for the 13-week and 40-week periods ended June 1, 2002 and 13-week and 39-week periods ended May 26, 2001 and the consolidated condensed statements of cash flows for the 40-week period ended June 1, 2002 and the 39-week period ended May 26, 2001. These financial statements are the responsibility of the Company's management.

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



/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP
Minneapolis, Minnesota
July 12, 2002

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



Date      July 12, 2002
     -------------------------          ----------------------------------------
                                        Bruce D. Hertzke
                                        Chairman of the Board, Chief Executive
                                        Officer, and President
                                              (Principal Executive Officer)



Date      July 12, 2002
     -------------------------          ----------------------------------------
                                        Edwin F. Barker
                                        Vice President - Chief Financial Officer
                                              (Principal Financial Officer)