Form 10-K
period 2002-08-31
WINNEBAGO INDUSTRIES INC
filed 2002-11-25
CIK 107687

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

(X) Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the fiscal year ended August 31, 2002; or

( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from __________to __________
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

         Aggregate market value of the common stock held by non-affiliates of the registrant on November 12, 2002: $595,055,373 (13,150,395 shares at closing price on New York Stock Exchange of $45.25).

         Common stock outstanding on November 12, 2002, 18,757,263 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

1. The Winnebago Industries, Inc. Annual Report to Shareholders for the fiscal year ended August 31, 2002, portions of which are incorporated by reference into Part II hereof.

2. The Winnebago Industries, Inc. Proxy Statement for the Annual Meeting of Shareholders scheduled to be held January 14, 2003, portions of which are incorporated by reference into Part III hereof.

                           WINNEBAGO INDUSTRIES, INC.

                                    FORM 10-K

                Report for the Fiscal Year Ended August 31, 2002


                                     PART I


ITEM 1.   Business

GENERAL

Winnebago Industries, Inc., headquartered in Forest City, Iowa, is the leading United States manufacturer of motor homes, self-contained recreation vehicles used primarily in leisure travel and outdoor recreation activities. Motor home sales by the Company represented at least 89 percent of its revenues in each of the past five fiscal years. The Company's motor homes are sold through dealers under the Winnebago, Itasca, Rialta and Ultimate brand names.

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


FORWARD LOOKING INFORMATION

Certain of the matters discussed in this Annual Report on Form 10-K are "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties, including, but not limited to reactions to actual or threatened terrorist attacks, availability and price of fuel, a significant increase in interest rates, a slowdown in the economy, availability of chassis, slower than anticipated sales of new or existing products, new product introductions by competitors, collections of dealer financing receivables, and other factors which may be disclosed throughout this Annual Report on Form 10-K. Any forecasts and projections in this report are "forward looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including the aforementioned risk factors; actual results could differ materially. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise, except as required by law or the rules of the New York Stock Exchange.

PRINCIPAL PRODUCTS
------------------

The Company defines its operations into two business segments (See Note 12, "Business Segment Information" in the Company's Annual Report to Shareholders for the year ended August 31, 2002). However, during each of the last five fiscal years, at least 92% of the revenues of the Company were derived from recreational vehicle products.

The following table sets forth the respective contribution to the Company's net revenues by product class for each of the last five fiscal years (dollars in thousands):

                                                               Fiscal Year Ended(1)(2)
                                   ------------------------------------------------------------------------------
                                   August 31,       August 25,       August 26,       August 28,       August 29,
                                      2002             2001             2000             1999            1998
                                   ----------       ----------       ----------       ----------       ----------
Motor Homes (Class A and C)        $  773,125       $  624,110       $  690,022       $  613,813       $  470,932
                                         93.3%            92.4%            92.3%            91.4%            89.0%
Other Recreation
    Vehicle Revenues(3)                20,486           17,808           18,813           16,620           19,222
                                          2.5%             2.6%             2.5%             2.5%             3.6%
Other Manufactured Products
    Revenues(4)                        31,658           29,768           34,894           38,225           37,133
                                          3.8%             4.4%             4.7%             5.7%             7.0%
                                   ----------       ----------       ----------       ----------       ----------
         Total Manufactured
            Products Revenues         825,269          671,686          743,729          668,658          527,287
                                         99.6%            99.4%            99.5%            99.6%            99.6%

Finance Revenues(5)                     3,134            4,241            3,908            2,995            2,076
                                           .4%              .6%              .5%              .4%              .4%
                                   ----------       ----------       ----------       ----------       ----------

Total Net Revenues                 $  828,403       $  675,927       $  747,637       $  671,653       $  529,363
                                        100.0%           100.0%           100.0%           100.0%           100.0%

(1) Certain prior periods' information has been reclassified to conform to the current year-end presentation. These reclassifications have no impact on net income as previously reported.
(2) The fiscal year ended August 31, 2002 contained 53 weeks, all other fiscal years contained 52 weeks.
(3) Primarily recreation vehicle related parts, EuroVan Campers (Class B motor homes), and recreation vehicle service revenue.
(4) Primarily sales of extruded aluminum, commercial vehicles and component products for other manufacturers.
(5)  Winnebago Acceptance Corporation (WAC) revenues from dealer financing.


Unit sales of the Company's principal recreation vehicles for the last five fiscal years were as follows:

                                                           Fiscal Year Ended(1)
                                         ----------------------------------------------------------
                                         August 31,  August 25,  August 26,  August 28,  August 29,
                                           2002        2001        2000        1999        1998
                                          ------      ------      ------      ------      ------
Unit Sales:
Class A                                    6,725       5,666       6,819       6,054       5,381
Class C                                    4,329       3,410       3,697       4,222       3,390
                                          ------      ------      ------      ------      ------
      Total Class A & C Motor Homes       11,054       9,076      10,516      10,276       8,771

Class B Conversions (EuroVan Camper)         763         703         854         600         978

(1) The fiscal year ended August 31, 2002 contained 53 weeks, all other fiscal years contained 52 weeks.

The primary use of recreation vehicles for leisure travel and outdoor recreation has historically led to a peak retail selling season concentrated in the spring and summer months. The Company's sales of recreation vehicles are generally influenced by this pattern in retail sales, but can also be affected by the level of dealer inventory.

The Company's products are generally manufactured against orders from the Company's dealers and from time to time to build inventory to satisfy the peak selling season. As of August 31, 2002, the Company's backlog of orders for Class A and Class C motor homes was 3,248 units compared to 1,598 units at August 25, 2001. The Company includes in its backlog all accepted purchase orders from dealers shippable within the next six months. Orders in backlog can be canceled or postponed at the option of the purchaser at any time without penalty and, therefore, backlog may not necessarily be a measure of future sales.

Presently, the Company meets its working capital requirements, capital equipment requirements and cash requirements of subsidiaries with funds generated internally. On October 19, 2000, the Company entered into an unsecured credit agreement with Wells Fargo Bank Iowa, National Association. The credit agreement provided the Company with a line of credit of $20,000,000 until January 31, 2002. The Company did not renew this agreement when it expired on January 31, 2002. (See Note 4, "Notes Payable" in the Company's Annual Report to Shareholders for the year ended August 31, 2002.)


RECREATION VEHICLES

MOTOR HOMES - A motor home is a self-propelled mobile dwelling used primarily as a temporary dwelling during vacation and camping trips.

The Recreation Vehicle Industry Association (RVIA) classifies motor homes into three types (Class A, Class B and Class C). The Company currently manufactures Class A and Class C motor homes and converts Class B motor homes.

Class A models are conventional motor homes constructed directly on medium-duty truck chassis which include the engine and drivetrain components. The living area and driver's compartment are designed and produced by the recreation vehicle manufacturer.

Class B models are panel-type trucks to which sleeping, kitchen and/or toilet facilities are added. These models also have a top extension added to them for more head room.

Class C models are mini motor homes built on van-type chassis onto which the recreation vehicle manufacturer constructs a living area with access to the driver's compartment. Certain models of the Company's Class C units include van-type driver's compartments built by the Company.

The Company currently manufactures and sells Class A and Class C motor homes under the Winnebago, Itasca, Rialta and Ultimate brand names. These motor homes generally provide living accommodations for four to seven persons and include kitchen, dining, sleeping and bath areas, and in some models, a lounge. Optional equipment accessories include, among other items, air conditioning, electric power plant, stereo system and a wide selection of interior equipment. The Company converts Class B motor homes under the EuroVan Camper brand name, which are distributed through the Volkswagen dealer organization. The agreement between Winnebago Industries, Inc. and Volkswagen of America, Inc. to convert the Class B motor homes will terminate during fiscal 2003. There are no plans to continue this agreement after its termination.

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

The Company's Class A and Class C motor homes are sold by dealers in the retail market at prices ranging from approximately $51,000 to more than $300,000, depending on size and model, plus optional equipment and delivery charges.

The Company currently manufactures Class A and Class C motor homes ranging in length from 27 to 40 feet and 21 to 31 feet, respectively. Class B motor homes converted by the Company (EuroVan Camper) are 17 feet in length.


NON-RECREATION VEHICLE ACTIVITIES

OEM, COMMERCIAL VEHICLES, AND OTHER PRODUCTS

OEM - Original equipment manufacturer sales are sales of component parts such as aluminum extrusions, metal stampings, rotational moldings, vacuum formed plastics, fiberglass components, panel lamination, electro-deposition painting of steel and sewn or upholstered items to outside manufacturers.

Commercial Vehicles - Commercial vehicles sales are shells primarily custom designed for the buyer's special needs and requirements.

WINNEBAGO ACCEPTANCE CORPORATION (WAC) - WAC engages in floor plan financing for a limited number of the Company's dealers.

PRODUCTION

The Company's Forest City facilities have been designed to provide vertically integrated production line manufacturing. The Company also operates a fiberglass manufacturing facility in Hampton, Iowa, a sewing operation in Lorimor, Iowa and a high-line assembly plant and cabinet door manufacturing facilities in Charles City, Iowa. The Company is in the process of building an additional motor home manufacturing facility in Charles City, Iowa. Manufacturing is scheduled to begin during fiscal 2003. The Company manufactures the majority of the components utilized in its motor homes, with the exception of the chassis, engines, auxiliary power units and appliances.

Most of the raw materials and components utilized by the Company are obtainable from numerous sources. The Company believes that substitutes for raw materials and components, with the exception of chassis, would be obtainable with no material impact on the Company's operations. Certain components, however, are produced by only a small group of quality suppliers who presently have the capacity to supply sufficient quantities to meet the Company's needs. This is especially true in the case of motor home chassis, where Ford Motor Company, Workhorse Custom Chassis LLC, Freightliner Custom Chassis Corporation and Volkswagen of America, Inc. are the Company's dominant suppliers. Decisions by such suppliers to decrease chassis production, utilize chassis production internally, or shortages, production delays or work stoppages by the employees of such suppliers could have a material adverse effect on the Company's ability to produce, and ultimately the results from operations. The Company purchases Class A and C chassis from Ford Motor Company, Class A chassis from Freightliner Custom Chassis Corporation, Workhorse Custom Chassis LLC and Spartan Motors, Inc., and Class C chassis from Chevrolet Motor Division and Volkswagen of America, Inc. Class B chassis from Volkswagen of America, Inc. are utilized in the Company's EuroVan Camper. Only four vendors accounted for as much as five percent of the Company's raw material purchases in fiscal 2002, Ford Motor Company, Workhorse Custom Chassis LLC, Freightliner Custom Chassis Corporation and Volkswagen of America, Inc. (approximately 42 percent, in the aggregate).

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

The Company produces substantially all of the raw, liquid-painted and powder-coated aluminum extrusions used for interior and exterior trim in its recreation vehicles. The Company also sells aluminum extrusions to over 80 customers.


DISTRIBUTION AND FINANCING

The Company markets its recreation vehicles on a wholesale basis to a diversified dealer organization located throughout the United States and, to a limited extent, in Canada. Foreign sales, including Canada, were less than two percent of net revenues in fiscal 2002. As of August 31, 2002 and August 25, 2001, the motor home dealer organization in the United States and Canada included approximately 295 and 305 dealer locations, respectively. During fiscal 2002, seven dealers accounted for approximately 25 percent of motor home unit sales, and only one dealer (La Mesa RV Center, Inc.) accounted for as much as nine percent (9.1%) of motor home unit sales.

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

At August 31, 2002, the Company had a staff of 31 people engaged in field sales and service to the motor home dealer organization.

The Company advertises and promotes its products through national RV magazines and cable TV networks and on a local basis through trade shows, television, radio and newspapers, primarily in connection with area dealers.

Over 90 percent of recreation vehicle sales to dealers are made on cash terms. Most dealers are financed on a "floor plan" basis under which a bank or finance company lends the dealer all, or substantially all, of the purchase price, collateralized by a lien upon, or title to, the merchandise purchased. Upon request of a lending institution financing a dealer's purchases of the Company's products, and after completion of a credit investigation of the dealer involved, the Company will execute a repurchase agreement. These agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, the Company will repurchase the financed merchandise. The agreements provide that the Company's liability will not exceed 100 percent of the dealer invoice price and provide for periodic liability reductions based on the time since the date of the original invoice. The Company's contingent liability on all repurchase agreements was approximately $245,828,000 and $216,784,000 at August 31, 2002 and August 25, 2001, respectively. Included in these contingent liabilities are approximately $1,049,000 and $3,276,000, respectively, of certain dealer receivables subject to recourse (See Note 6, "Contingent Liabilities and Commitments" in the Company's Annual Report to Shareholders for the year ended August 31, 2002). The Company's contingent liability under repurchase agreements varies significantly from time to time, depending upon general economic conditions, seasonal shipments, competition, dealer organization, gasoline availability and price and cost of bank financing.


COMPETITION

The recreation vehicle market is highly competitive, both as to price and quality of the product. The Company believes its principal marketing advantages are the quality of its products, its dealer organization, its warranty and service capability and its marketing techniques. The Company also believes that its prices are competitive with the competition's units of comparable size and quality.

The Company is the leading U.S. manufacturer of motor homes. For the 12 months ended August 31, 2002, RVIA reported U.S. manufacturers factory shipments of 37,100 Class A motor homes, 2,700 Class B motor homes and 16,300 Class C motor homes. Unit sales of such products by the Company for the last five fiscal years are shown on page 2 of this report. The Company has numerous competitors and potential competitors in this industry. The five largest manufacturers represented approximately 70 percent of the combined Class A and Class C motor home deliveries for the 12 months ended August 31, 2002, including the Company's sales, which represented approximately 21 percent of the market. As the Company does not manufacture Class B motor homes but only completes a conversion package on these units, the Class B motor home comparison is not included in this report. The Company is not a significant factor in the markets for its other recreation vehicle products and its non-recreation vehicle products and services.

REGULATION, TRADEMARKS AND PATENTS

The Company is subject to a variety of federal, state and local regulations, including the National Traffic and Motor Vehicle Safety Act, under which the National Highway Traffic Safety Administration may require manufacturers to recall recreational vehicles that contain safety-related defects, and numerous state consumer protection laws and regulations relating to the operation of motor vehicles, including so-called "Lemon Laws." The Company is subject to regulations promulgated by the Occupational Safety and Health Administration
(OSHA). The Company's facilities are periodically inspected by federal or state agencies, such as OSHA, concerned with workplace health and safety. The Company believes that its products and facilities comply in all material respects with the applicable vehicle safety, consumer protection, RVIA and OSHA regulations and standards. Amendments to any of these regulations or the implementation of new regulations, however, could significantly increase the cost of manufacturing, purchasing, operating or selling the Company's products and could have a material adverse effect on the Company's results of operations. The failure of the Company to comply with present or future regulations could result in fines being imposed on the Company, potential civil and criminal liability, suspension of sales or production, or cessation of operations. In addition, a major product recall could have a material adverse effect on the Company's results of operations.

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

The Company has several registered trademarks within its motor home models, including Winnebago, Itasca, Minnie Winnie, Brave, Chieftain, Sunrise, Adventurer, Spirit, Sunflyer, Suncruiser, Sundancer, Rialta, Minnie, Ultimate, Ultimate Advantage, Ultimate Freedom, Horizon, Journey, Sunova, Sunstar and Vista.


RESEARCH AND DEVELOPMENT

Research and development expenditures are expensed as incurred. During fiscal 2002, 2001, and 2000, the Company spent approximately $3,190,000 $3,397,000, and
$3,374,000, respectively, on research and development activities. Prior years' information has been changed to conform to the current year presentation.


HUMAN RESOURCES

As of September 1, 2002, 2001 and 2000, the Company employed approximately 3,685, 3,325 and 3,300 persons, respectively. Of these, approximately 3,025, 2,675 and 2,700 persons, respectively, were engaged in manufacturing and shipping functions. None of the Company's employees are covered under a collective bargaining agreement.

ITEM 2. Properties

The Company's principal manufacturing, maintenance and service operations are conducted in multi-building complexes owned by the Company, containing an aggregate of approximately 1,550,000 square feet in Forest City, Iowa. The Company also owns approximately 460,000 square feet of warehouse facilities located in Forest City. The Company leases approximately 240,000 square feet of its unoccupied manufacturing facilities in Forest City to others. The Company also owns a manufacturing facility (126,000 square feet) in Hampton, Iowa and manufacturing facilities (109,000 square feet) in Charles City, Iowa. The Company is in the process of constructing a motor home manufacturing facility in Charles City, Iowa. The square footage of this facility at time of completion will be approximately 218,000 square feet. The Company anticipates motor home production will begin in this facility during fiscal 2003. The Company leases a storage facility (16,700 square feet) in Hampton, Iowa and a manufacturing facility (19,600 square feet) in Lorimor, Iowa. Leases on the above leased facilities expire at various dates, the earliest of which is December 31, 2002. The Company's facilities in Forest City are located on approximately 780 acres of land, all owned by the Company.

Most of the Company's buildings are of steel or steel and concrete construction and are protected from fire with high-pressure sprinkler systems, dust collector systems, automatic fire doors and alarm systems. The Company believes that its facilities and equipment are well maintained, in excellent condition and suitable for the purposes for which they are intended. With the completion of the Charles City facility, the Company believes its facilities will be sufficient to meet its production requirements for the foreseeable future. Should the Company require increased production capacity in the future, the Company believes that additional or alternative space adequate to serve the Company's foreseeable needs would be available.


ITEM 3. Legal Proceedings

The Company and the Winnebago Industries, Inc. Deferred Compensation Plan, Winnebago Industries, Inc. Deferred Incentive Formula Bonus Plan and Winnebago Industries, Inc. Deferred Compensation Plan and Deferred Bonus Plan Trust are Defendants in a purported class action title Sanft, et al vs. Winnebago Industries, Inc., at al which was filed in the United States District Court, Northern District of Iowa, Central Division, on August 30, 2001 and is currently pending. The Complaint alleges a class consisting of participants in the Winnebago Industries, Inc. Deferred Compensation Plan and the Winnebago Industries, Inc. Deferred Incentive Formula Bonus Plan (the "Plans") and alleges 23 separate causes of action including declaratory and injunctive relief, Federal common law unjust enrichment, breach of fiduciary duty and violation of ERISA vesting provisions and ERISA funding requirements. The suit seeks to negate certain amendments made to the Plans in 1994 which reduced the benefits which some participants would receive under the Plans. This action has not been certified as a class action. The Company believes that the Defendants have meritorious defenses to class certification and as to the Plaintiff's substantive claims. The Company is vigorously defending the lawsuit and will oppose any attempt by the Plaintiffs to have the case certified as a class action. The case is currently set for trial in June 2004. As of August 31, 2002 the Company has accrued estimated legal fees for the defense of the case. However, no other amounts have been accrued for the case because it is not possible at this time to properly assess the risk of an adverse verdict or the magnitude of possible exposure.

The Company is also involved in other various legal proceedings which are ordinary routine litigation incident to its business, many of which are covered in whole or in part by insurance. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to this litigation, management is of the opinion that while the final resolution of any such litigation may have an impact on the Company's consolidated results for a particular reporting period, the ultimate disposition of such litigation will not have any material adverse effect on the Company's financial position, results of operations or liquidity.


ITEM 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

            NAME                         OFFICE (YEAR FIRST ELECTED AN OFFICER)                   AGE
---------------------    -------------------------------------------------------------------    -------
Bruce D. Hertzke +       Chairman of the Board, Chief Executive Officer and President (1989)      51
Edwin F. Barker          Vice President, Chief Financial Officer (1980)                           55
Raymond M. Beebe         Vice President, General Counsel & Secretary (1974)                       60
Robert L. Gossett        Vice President, Administration (1998)                                    51
Brian J. Hrubes          Controller (1996)                                                        51
James P. Jaskoviak       Vice President, Sales and Marketing (1994)                               50
William O'Leary          Vice President, Product Development (2001)                               53
Robert J. Olson          Vice President, Manufacturing (1996)                                     51
Joseph L. Soczek, Jr.    Treasurer (1996)                                                         59

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


                                     PART II


ITEM 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

Reference is made to information concerning the market for the Company's common stock, cash dividends and related stockholder matters on pages 39 and 40 of the Company's Annual Report to Shareholders for the year ended August 31, 2002, which information is incorporated by reference herein. On October 9, 2002, the Board of Directors declared a cash dividend of $.10 per common share payable January 6, 2003 to shareholders of record on December 6, 2002. The Company paid dividends of $.20 per common share during fiscal years 2002 and 2001.

ITEM 6. Selected Financial Data

Reference is made to the information included under the caption "Selected Financial Data" on pages 26 and 27 of the Company's Annual Report to Shareholders for the year ended August 31, 2002, which information is incorporated by reference herein.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 through 19 of the Company's Annual Report to Shareholders for the year ended August 31, 2002, which information is incorporated by reference herein.

The Audit Committee of the Board of Directors of the Company has approved the Company's independent accountants, Deloitte and Touche LLP, to perform the following nonaudit services: tax compliance and tax planning services and certain actuarial and benefit services.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

As of August 31, 2002, the Company had an investment portfolio of fixed income securities, which are classified as cash and cash equivalents of $42.2 million, of which $36.1 million are fixed income investments that are subject to interest rate risk and a decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until maturity (which approximates 45 days) and, therefore, the Company would not expect to recognize an adverse impact in income or cash flows in such an event.

As of August 31, 2002, the Company had dealer financing receivables in the amount of $37.9 million. Interest rates charged on these receivables vary based on the prime rate and are adjusted monthly.

ITEM 8. Financial Statements and Supplementary Data

The consolidated financial statements of the Company which appear on pages 20 through 24 and pages 28 through 38 and the report of the independent accountants which appears on page 25, and the supplementary data under "Interim Financial Information (Unaudited)" on page 39 of the Company's Annual Report to Shareholders for the year ended August 31, 2002, are incorporated by reference herein.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.


                                    PART III


ITEM 10. Directors and Executive Officers of the Registrant

Reference is made to the table entitled Executive Officers of the Registrant in Part One of this report and to the information included under the caption "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held January 14, 2003, which information is incorporated by reference herein.

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers and directors and persons who beneficially own more than 10 percent of the Company's common stock (collectively "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and the New York Stock Exchange. Reporting Persons are required by the SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received or written representations from certain Reporting Persons that no Forms 5 were required for those persons, the Company believes that, during fiscal year 2002, all the Reporting Persons complied with all applicable filing requirements.


ITEM 11. Executive Compensation

Reference is made to the information included under the caption "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held January 14, 2003, which information is incorporated by reference herein.


ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Reference is made to the share ownership information included under the caption "Voting Securities and Principal Holders Thereof" in the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held January 14, 2003, which information is incorporated by reference herein.


ITEM 13. Certain Relationships and Related Transactions

Reference is made to the information included under the caption "Certain Transactions with Management" in the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held January 14, 2003, which information is incorporated by reference herein.

In April 2002, pursuant to an authorization of the Board of Directors, the Company repurchased 2,100,000 shares of common stock from Hanson Capital Partners, LLC ("HCP"). HCP is a Delaware limited liability company whose members are the Luise V. Hanson Qualified Terminable Interest Property Marital Deduction Trust (the "QTIP Trust"), which has a 34.9 percent membership interest in HCP, and the Luise V. Hanson Revocable Trust, dated September 22, 1984 (the Revocable Trust"), which has a 65.1 percent membership interest in HCP. John V. Hanson, a director of the Company, Mary Jo Boman, the wife of Gerald E. Boman, a director of the Company, Paul D. Hanson and Bessemer Trust Company, N.A. act as co-trustees under the QTIP Trust. Mrs. Luise V. Hanson is trustee of the Revocable Trust.

Mrs. Hanson is also a controlling person of the Company. Mrs. Hanson is the mother of John V.Hanson, Mary Jo Boman and Paul D. Hanson and the mother-in-law of Gerald E. Boman. The shares were repurchased for an aggregate purchase price of $77,700,000 ($37 per share) plus interest in the amount of $245,765. On the date of the share repurchase, the high and low prices of the Company's common stock on the New York Stock Exchange were $43.70 and $42.35, respectively. The Company utilized its cash on hand to pay the purchase price of the stock in three installments, with interest at the rate of 4 percent per annum on the outstanding balance.


                                     PART IV


ITEM 14. Controls and Procedures

     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1. The consolidated financial statements of the Company are incorporated by reference in ITEM 8 and an index to financial statements appears on page 16 of this report.

   2. Consolidated Financial Statement Schedules
      Winnebago Industries, Inc. and Subsidiaries                           Page
                                                                            ----
          Report of Independent Auditors on Supplemental Financial
            Schedule                                                         17
      II. Valuation and Qualifying Accounts                                  18

      All schedules, other than Schedule II, are omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto.

(a)3. Exhibits

      See Exhibit Index on pages 19 and 20.

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

                                WINNEBAGO INDUSTRIES, INC.

                                By         /s/ Bruce D. Hertzke
                                   --------------------------------------
                                            Bruce D. Hertzke
                                   Chairman of the Board, Chief Executive
                                   Officer, President and Director
                                       (Principal Executive Officer)


Date: November 25, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on, November 25, 2002, by the following persons on behalf of the Registrant and in the capacities indicated.


          SIGNATURE                                      CAPACITY
          ---------                                      --------

/s/ Bruce D. Hertzke
---------------------------
  Bruce D. Hertzke                       Chairman of the Board, Chief Executive
                                         Officer, President and Director
                                              (Principal Executive Officer)

/s/ Edwin F. Barker
---------------------------
  Edwin F. Barker                        Vice President, Chief Financial Officer
                                              (Principal Financial Officer)

/s/ Brian J. Hrubes
---------------------------
  Brian J. Hrubes                        Controller
                                              (Principal Accounting Officer)

/s/ Gerald E. Boman
---------------------------
  Gerald E. Boman                        Director

/s/ Jerry N. Currie
---------------------------
  Jerry N. Currie                        Director

/s/ Joseph W. England
---------------------------
  Joseph W. England                      Director

/s/ John V. Hanson
---------------------------
  John V. Hanson                         Director

/s/ Gerald C. Kitch
---------------------------
  Gerald C. Kitch                        Director

/s/ Richard C. Scott
---------------------------
  Richard C. Scott                       Director

/s/ Frederick M. Zimmerman
---------------------------
  Frederick M. Zimmerman                 Director

                    CERTIFICATION BY CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I, Bruce D. Hertzke, Chief Executive Officer of Winnebago Industries, Inc., certify that:

     1. I have reviewed this Annual Report on Form 10-K of Winnebago Industries, Inc. (the "Registrant");

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

          c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's Board of Directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involved management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 25, 2002

                                             By: /s/ Bruce D. Hertzke
                                                 -------------------------------
                                                     Bruce D. Hertzke
                                                     Chief Executive Officer

                    CERTIFICATION BY CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I, Edwin F. Barker, Chief Financial Officer of Winnebago Industries, Inc., certify that:

     1. I have reviewed this Annual Report on Form 10-K of Winnebago Industries, Inc. (the "Registrant");

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

          c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's Board of Directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involved management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 25, 2002

                                             By: /s/ Edwin F. Barker
                                                 -------------------------------
                                                     Edwin F. Barker
                                                     Chief Financial Officer

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES                                *PAGE
                                                                            ----
Independent Auditors' Report                                                 25
Consolidated Balance Sheets                                                20-21
Consolidated Statements of Income                                            22
Consolidated Statements of Cash Flows                                        23
Consolidated Statements of Changes in Stockholders' Equity                   24
Notes to Consolidated Financial Statements                                 28-38



 *   Refers to respective pages in the Company's 2002 Annual
     Report to Shareholders, a copy of which is attached hereto, which pages are incorporated herein by reference.

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Winnebago Industries, Inc.
Forest City, Iowa


We have audited the consolidated financial statements of Winnebago Industries, Inc. and subsidiaries (the Company) as of August 31, 2002 and August 25, 2001 and for each of the three years in the period ended August 31, 2002 and have issued our report thereon dated October 4, 2002. Such consolidated financial statements and report are included in your fiscal 2002 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company, as listed in Item 14(a)2. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




/S/ DELOITTE & TOUCHE LLP
-------------------------
Deloitte & Touche LLP
Minneapolis, Minnesota
October 4, 2002

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

================================================================================

                                                                           (Dollars in thousands)
                                        --------------------------------------------------------------------------------------------
               COLUMN                       COLUMN                  COLUMN                   COLUMN          COLUMN         COLUMN
                  A                           B                       C                        D               E              F
------------------------------------    -------------     ----------------------------    -------------    -----------    ----------
                                                                   ADDITIONS
                                                                 (REDUCTIONS)                DEDUC-                        BALANCE
                                         BALANCE AT       CHARGED TO       BAD DEBTS         TIONS                          AT END
                                         BEGINNING         COST AND           RE-            CHARGE-                          OF
       PERIOD AND DESCRIPTION            OF PERIOD         EXPENSES        COVERIES           OFFS            OTHER         PERIOD
------------------------------------    -------------     ------------    ------------    -------------    -----------    ----------
Year Ended August 31, 2002:
     Provision for warranty reserve         $  8,072         $ 10,746         $ - - -         $ 10,667       $  - - -        $ 8,151
     Allowance for doubtful
          accounts receivable                    244              (43)              1               82          - - -            120
     Allowance for doubtful
          dealer receivables                     117              (24)              3            - - -          - - -             96
     Allowance for doubtful
          notes receivable                     - - -               25           - - -            - - -          - - -             25

Year Ended August 25, 2001:
     Provision for warranty reserve
                                               8,114            9,711           - - -            9,753          - - -          8,072
     Allowance for doubtful
          accounts receivable                  1,168              (45)            (31)             848          - - -            244
     Allowance for doubtful
            dealer receivables                    27               79              11            - - -          - - -            117
     Allowance for doubtful
          notes receivable                       250            - - -           - - -              250          - - -          - - -

Year Ended August 26, 2000:
     Provision for warranty reserve
                                               6,407            8,728           - - -            7,021          - - -          8,114
     Allowance for doubtful
          accounts receivable                    960              263           - - -               55          - - -          1,168
     Allowance for doubtful
          dealer receivables                      73              (59)             13            - - -          - - -             27
     Allowance for doubtful
          notes receivable                       262              (12)          - - -            - - -          - - -            250

                                  EXHIBIT INDEX


3a. Articles of Incorporation previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 27, 2000 (Commission File Number 1-6403), and incorporated by reference herein.

3b. Amended Bylaws of the Registrant previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 2, 2002 (Commission File Number 1-6403), and incorporated by reference herein.

4a. Letter of Intent dated March 1, 2002 among Winnebago Industries, Inc., Forest City Economic Development, and CDI, LLC filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 2, 2002 (Commission File Number 1-6403), and incorporated by reference herein.

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

10f. Winnebago Industries, Inc. 1997 Stock Option Plan previously filed with the
     Registrant's Annual Report on Form 10-K for the fiscal year ended August 30, 1997 (Commission File Number 1-6403) and incorporated by reference herein.

10g. Amendment to Winnebago Industries, Inc. Executive Share Option Plan previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 29, 1999 (Commission File Number 1-6403), and incorporated by reference herein and the Amendment dated January 1, 2001 previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 24, 2001 (Commission File Number 1-6403), and incorporated by reference herein.

10h. Winnebago Industries, Inc. Officers' Long-Term Incentive Plan, fiscal three-year period 2001, 2002 and 2003 previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 26, 2000 (Commission Report Number 1-6403), and incorporated by reference herein.

10i. Winnebago Industries, Inc. Rights Plan Agreement previously filed with the
     Registrant's Current Report on Form 8-K dated May 3, 2000 (Commission File Number 1-6403) and incorporated by reference herein.

10j. Winnebago Industries, Inc. Officers' Long-Term Incentive Plan, fiscal three-year period 2002, 2003 and 2004 previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 25, 2001 (Commission Report Number 1-6403), and incorporated by reference herein.

10k. Executive Change of Control Agreement dated January 17, 2001 between
     Winnebago Industries, Inc. and Bruce D. Hertzke previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 24, 2001 (Commission File Number 1-6403), and incorporated by reference herein.

Exhibit Index
Page Two


10l. Executive Change of Control Agreement dated January 17, 2001 between
     Winnebago Industries, Inc. and Edwin F. Barker previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 24, 2001 (Commission File Number 1-6403), and incorporated by reference herein.

10m. Executive Change of Control Agreement dated January 17, 2001 between
     Winnebago Industries, Inc. and Raymond M. Beebe previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 24, 2001 (Commission File Number 1-6403), and incorporated by reference herein.

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

10q. Executive Change of Control Agreement dated July 12, 2001 between Winnebago
     Industries, Inc. and William J. O'Leary previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 25, 2001 (Commission Report Number 1-6403), and incorporated by reference herein.

10r. Winnebago Industries, Inc. Officers' Incentive Compensation Plan for fiscal
     2003.

10s. Agreement dated March 13, 2002 between Winnebago Industries, Inc. and Bruce
     D. Hertzke filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 2, 2002 (Commission File Number 1-6403), and incorporated by reference herein.

10t. Winnebago Industries, Inc. Officers' Long-Term Incentive Plan, fiscal three-year period 2003, 2004 and 2005.

10u. Amendment dated October 9, 2002 to the Winnebago Industries, Inc. Officers'
     Incentive Compensation Plan for fiscal 2002.

13. Winnebago Industries, Inc. Annual Report to Shareholders for the year ended August 31, 2002.

21.  List of Subsidiaries.

23.  Consent of Independent Auditors.

99.  906 certification.