Form 10-Q
period 2002-11-30
WINNEBAGO INDUSTRIES INC
filed 2003-01-14
CIK 107687

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)
___
_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended     November 30, 2002
                               -------------------------------------------------

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

There were 18,780,709 shares of $.50 par value common stock outstanding on January 14, 2003.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES

                          INDEX TO REPORT ON FORM 10-Q

                                                                     Page Number
PART I.   FINANCIAL INFORMATION:                                     -----------

Item I.   Unaudited Consolidated Balance Sheets                            1 & 2

          Unaudited Consolidated Statements of Income                          3

          Unaudited Condensed Consolidated Statements of Cash
             Flows                                                             4

          Unaudited Notes to Condensed Consolidated Financial
             Statements                                                    5 - 8

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          9 - 11

Item 3.   Quantities and Qualitative Disclosures About Market
             Risk                                                             11

Item 4.   Controls and Procedures                                             11

          Independent Accountants' Report                                     12

PART II.  OTHER INFORMATION                                              13 - 16

Item 1.   Legal Proceedings                                                   13

Item 6.   Exhibits and Reports on Form 8-K                                    13

PART I Financial Information

Item 1.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

Dollars in thousands
                                                       NOVEMBER 30,   AUGUST 31,
                          ASSETS                            2002          2002
-----------------------------------------------------     --------      --------
CURRENT ASSETS
Cash and cash equivalents                                 $ 66,084      $ 42,225
Receivables, less allowance for doubtful
   accounts ($192 and $120, respectively)                   22,426        28,616
Dealer financing receivables, less allowance
   for doubtful accounts ($109 and $96, respectively)       43,038        37,880
Inventories                                                104,859       113,654
Prepaid expenses                                             4,561         4,314
Deferred income taxes                                        7,633         6,907
                                                          --------      --------

     Total current assets                                  248,601       233,596
                                                          --------      --------

PROPERTY AND EQUIPMENT, at cost
Land                                                         1,023           972
Buildings                                                   52,426        47,953
Machinery and equipment                                     89,185        86,744
Transportation equipment                                     5,612         5,641
                                                          --------      --------
                                                           148,246       141,310
     Less accumulated depreciation                          93,970        92,383
                                                          --------      --------

     Total property and equipment, net                      54,276        48,927
                                                          --------      --------

INVESTMENT IN LIFE INSURANCE                                23,586        23,602
                                                          --------      --------

DEFERRED INCOME TAXES, NET                                  23,024        22,438
                                                          --------      --------

OTHER ASSETS                                                 9,765         8,514
                                                          --------      --------

TOTAL ASSETS                                              $359,252      $337,077
                                                          ========      ========

See Unaudited Notes to Condensed Consolidated Financial Statements.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

Dollars in thousands
                                                       NOVEMBER 30,   AUGUST 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                        2002          2002
-----------------------------------------------------     --------      --------
CURRENT LIABILITIES
Accounts payable, trade                                   $ 37,408      $ 44,230
Income tax payable                                          13,205         2,610
Accrued expenses:
     Insurance                                               6,205         5,967
     Product warranties                                      8,749         8,151
     Accrued compensation                                   14,156        18,673
     Promotional                                             6,137         4,499
     Other                                                   4,476         4,471
                                                          --------      --------

        Total current liabilities                           90,336        88,601
                                                          --------      --------

POSTRETIREMENT HEALTH CARE AND DEFERRED
   COMPENSATION BENEFITS                                    70,367        68,661
                                                          --------      --------

STOCKHOLDERS' EQUITY
Capital stock, common, par value $.50; authorized
   60,000,000 shares:  issued 25,888,000 shares             12,944        12,944
Additional paid-in capital                                  25,941        25,740
Reinvested earnings                                        301,127       284,856
                                                          --------      --------
                                                           340,012       323,540
Less treasury stock, at cost                               141,463       143,725
                                                          --------      --------

Total stockholders' equity                                 198,549       179,815
                                                          --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $359,252      $337,077
                                                          ========      ========

See Unaudited Notes to Condensed Consolidated Financial Statements.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
================================================================================

In thousands except per share data
                                             THIRTEEN WEEKS       FOURTEEN WEEKS
                                                 ENDED                 ENDED
                                              NOVEMBER 30,          DECEMBER 1,
                                                 2002                  2001
                                               --------              --------

Net revenues                                   $234,089              $177,802
Cost of goods sold                              198,275               153,570
                                               --------              --------
     Gross profit                                35,814                24,232
                                               --------              --------

Operating expenses
     Selling                                      4,687                 4,817
     General and administrative                   5,137                 4,104
                                               --------              --------
     Total operating expenses                     9,824                 8,921
                                               --------              --------

Operating income                                 25,990                15,311

Financial income                                    181                   892
                                               --------              --------

Pre-tax income                                   26,171                16,203

Provision for taxes                               9,893                 5,493
                                               ========              ========

Net income                                     $ 16,278              $ 10,710
                                               ========              ========

Income per share-basic (Note 8)                $    .87              $    .52
                                               ========              ========

Income per share-diluted (Note 8)              $    .85              $    .51
                                               ========              ========

Weighted average shares of common stock
outstanding
   Basic                                         18,719                20,674
                                               ========              ========
   Diluted                                       19,107                21,103
                                               ========              ========


See Unaudited Notes to Condensed Consolidated Financial Statements.

================================================================================

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         THIRTEEN          FOURTEEN
Dollars in thousands                                                   WEEKS ENDED       WEEKS ENDED
                                                                       NOVEMBER 30,      DECEMBER 1,
                                                                           2002              2001
                                                                        ---------         ---------
Cash flows from operating activities
  Net income                                                            $  16,278         $  10,710
Adjustments to reconcile net income
  to net cash provided by operating activities
  Depreciation and amortization                                             1,961             2,048
  Tax benefit of stock options                                                550             1,679
  Other                                                                       (50)              (55)
Change in assets and liabilities
  Decrease in receivable and other assets                                   5,955             8,884
  Decrease (increase) in inventories                                        8,795            (1,662)
  Increase in deferred income taxes                                        (1,312)               --
  Decrease in accounts payable and accrued
     expenses                                                              (8,860)          (13,757)
  Increase in income taxes payable                                         10,595             3,756
  Increase in postretirement benefits                                       1,568             1,825
                                                                        ---------         ---------
Net cash provided by operating activities                                  35,480            13,428
                                                                        ---------         ---------

Cash flows provided (used) by investing activities
  Purchases of property and equipment                                      (7,359)           (1,671)
  Investments in dealer receivables                                       (27,296)          (16,958)
  Collections of dealer receivables                                        22,125            21,730
  Other                                                                      (997)             (943)
                                                                        ---------         ---------

Net cash (used) provided by investing activities                          (13,527)            2,158
                                                                        ---------         ---------

Cash flows used by financing activities and capital transactions
  Payments for purchase of common stock                                        --            (4,078)
  Proceeds from issuance of common and treasury stock                       1,906             1,706
                                                                        ---------         ---------
Net cash provided (used) by financing activities and
   capital transactions                                                     1,906            (2,372)
                                                                        ---------         ---------
Net increase in cash and cash equivalents                                  23,859            13,214

Cash and cash equivalents - beginning of period                            42,225           102,280
                                                                        ---------         ---------

Cash and cash equivalents - end of period                               $  66,084         $ 115,494
                                                                        =========         =========

See Unaudited Notes to Condensed Consolidated Financial Statements.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of November 30, 2002, the consolidated results of operations and the consolidated cash flows for the 13 weeks ended November 30, 2002 and the 14 weeks ended December 1, 2001. The statement of income for the 13 weeks ended November 30, 2002, is not necessarily indicative of the results to be expected for the full year. The balance sheet data as of August 31, 2002 was derived from audited financial statements, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company's Annual Report to Shareholders for the year ended August 31, 2002.

     Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported net income.


NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

     The Company adopted Emerging Issues Task Force (EITF) Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products, at the beginning of the third quarter of fiscal 2002. This guidance was effective for periods beginning after December 5, 2001. EITF No. 01-9 requires that certain payments to customers for cooperative advertising and certain sales incentive offers that were historically classified in selling expense be shown as a reduction in net revenues. The adoption of this new accounting policy had no impact on previously reported operating income, net income, or earnings per share.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard reviews the accounting for certain exit costs and disposal activities currently set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal change of the new statement is that it now requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred versus the date of commitment to an exit plan. This statement is effective for exit and disposal activities initiated after December 31, 2002. The Company does not believe adoption of this standard will significantly affect the Company's financial condition or operating results.


NOTE 3: INVENTORIES

     Inventories are valued at the lower of cost or market, with cost being determined under the last-in, first-out (LIFO) method and market defined as net realizable value.

     Inventories are composed of the following (dollars in thousands):

                                     November 30,     August 31,
                                         2002             2002
                                      ----------      ----------

     Finished goods.............      $   42,198      $   48,037
     Work in process............          30,242          26,995
     Raw materials..............          56,359          62,194
                                      ----------      ----------
                                         128,799         137,226
     LIFO reserve...............         (23,940)        (23,572)
                                      ----------      ----------
                                      $  104,859      $  113,654
                                      ==========      ==========

NOTE 4: CONTINGENT LIABILITIES AND COMMITMENTS

     It is customary practice for companies in the recreation vehicle industry to enter into repurchase agreements with lending institutions which have provided wholesale floor plan financing to dealers. The Company's agreements provide for the repurchase of its products from the financing institution in the event of repossession upon a dealer's default. The Company was contingently liable for approximately $303,973,000 and $245,828,000 under repurchase agreements with lending institutions as of November 30, 2002 and August 31, 2002, respectively. Included in these contingent liabilities as of November 30, 2002 and August 31, 2002 are approximately $615,000 and $1,049,000, respectively, of certain dealer receivables subject to recourse agreements with Bank of America Specialty Group. Also included in these contingent liabilities are approximately $1,608,000 and $1,698,000 under a repurchase agreement with Transamerica Commercial Finance Corporation, Canada as of November 30, 2002 and August 31, 2002, respectively.


NOTE 5: SUPPLEMENTAL CASH FLOW DISCLOSURE

     For the periods indicated, the Company paid cash for the following (dollars in thousands):

                                    Thirteen Weeks  Fourteen Weeks
                                        Ended           Ended
                                     November 30,     December 1,
                                         2002            2001
                                      ----------      ----------
                 Interest             $       --      $       --
                 Income taxes                 --              --

     During the first quarters of fiscal 2003 and 2002, the Company did not pay any interest expense or any income taxes.


NOTE 6: DIVIDEND DECLARED

     On October 9, 2002 the Board of Directors declared a cash dividend of $.10 per common share payable January 6, 2003 to shareholders of record on December 6, 2002.


NOTE 7: REPURCHASE OF OUTSTANDING STOCK

     On June 19, 2002, the Board of Directors authorized the repurchase of outstanding shares of the Company's common stock, depending on market conditions, for an aggregate purchase price of up to $15,000,000. As of November 30, 2002, 119,900 shares had been repurchased for an aggregate consideration of approximately $4,294,000 under this authorization.

NOTE 8: INCOME PER SHARE

     The following table reflects the calculation of basic and diluted earnings per share for the 13 and 14 weeks ended November 30, 2002 and December 1, 2001:

                                                  Thirteen Weeks  Fourteen Weeks
                                                      Ended           Ended
                                                   November 30,     December 1,
                                                       2002            2001
                                                    ----------      ----------
     In thousands except per share data

     Earnings per share - basic:
     ---------------------------
     Net income                                     $   16,278      $   10,710
                                                    ----------      ----------
     Weighted average shares outstanding                18,719          20,674
                                                    ----------      ----------
     Earnings per share - basic                     $      .87      $      .52
                                                    ----------      ----------

     Earnings per share - assuming dilution:
     ---------------------------------------
     Net income                                     $   16,278      $   10,710
                                                    ----------      ----------
     Weighted average shares outstanding                18,719          20,674
     Dilutive impact of options outstanding                388             429
                                                    ----------      ----------
     Weighted average shares & potential
         dilutive shares outstanding                    19,107          21,103
                                                    ----------      ----------
     Earnings per share - assuming dilution         $      .85      $      .51
                                                    ----------      ----------

     For the 13 weeks ended November 30, 2002 and the 14 weeks ended December 1, 2001, all options were included in the computation of diluted earnings per share because no options' exercise price was greater than the average market price of the common stock.


NOTE 9: BUSINESS SEGMENT INFORMATION

     The Company defines its operations into two business segments: Recreational vehicles and other manufactured products, and dealer financing. Recreation vehicles and other manufactured products includes all data relating to the manufacturing and selling of the Company's Class A, B and C motor home products as well as sales of component products for other manufacturers and recreation vehicle related parts and service revenue. Dealer financing includes floorplan, used and rental unit financing for a limited number of the Company's dealers. Management focuses on operating income as a segment's measure of profit or loss when evaluating a segment's financial performance. Operating income for recreational vehicles and other manufactured products is before interest expense, interest income, and income taxes. Operating income for dealer financing includes interest income and interest expense, but is before income taxes. A variety of balance sheet ratios are used by management to measure the business. Maximizing the return from each segment's assets excluding cash and cash equivalents is the primary focus. Identifiable assets are those assets used in the operations of each industry segment. General corporate assets consist of cash and cash equivalents, deferred income taxes and other corporate assets not related to the two business segments. General corporate income includes interest income and administrative and miscellaneous costs. Inter-segment sales and expenses are not significant.

     For the 13 weeks ended November 30, 2002 and the 14 weeks ended December 1, 2001, the Company's segment information is as follows:

                                            RECREATION VEHICLES &
                                              OTHER MANUFACTURED     DEALER       GENERAL
     (DOLLARS IN THOUSANDS)                        PRODUCTS         FINANCING    CORPORATE      TOTAL
     -----------------------------------------------------------    ---------    ---------    ---------
     13 Weeks Ended November 30, 2002
     Net revenues                                      $ 233,347    $     742    $      --    $ 234,089
     Operating income                                     25,433          246          311       25,990
     Identifiable assets                                 215,666       43,311      100,275      359,252

     14 Weeks Ended December 1, 2001
     Net revenues                                      $ 176,857    $     945    $      --    $ 177,802
     Operating income                                     14,674          384          253       15,311
     Identifiable assets                                 170,266       35,838      147,427      353,531

     Certain prior year information has been reclassified to conform to current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING INFORMATION

Certain of the matters discussed in this report are "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties, including, but not limited to, reactions to actual or threatened terrorist attacks, availability and price of fuel, a significant increase in interest rates, a slowdown in the economy, availability of chassis, slower than anticipated sales of new or existing products, new product introductions by competitors, collections of dealer financing receivables and other factors which may be disclosed throughout this report. Any forecasts and projections in this report are "forward looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including the aforementioned risk factors; actual results could differ materially. The Company undertakes no obligation to publicly update or revise any forward looking statements whether as a result of new information, future events or otherwise, except as required by law or the rules of the New York Stock Exchange.


CRITICAL ACCOUNTING POLICIES

In preparing the consolidated financial statements, we follow accounting principles generally accepted in the United States of America, which in many cases requires us to make assumptions, estimates and judgments that affect the amounts reported. There are some policies that are especially critical because they are important in determining the financial condition and results of operations. These policies are described below and involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related income statement, asset and/or liability amounts.

The Company offers to its customers a variety of warranties on its products ranging from 1 to 10 years in length. Estimated costs related to product warranty are accrued at the time of sale and included in cost of sales. Estimated costs are based upon past warranty claims and unit sales history and adjusted as required to reflect actual costs incurred, as information becomes available.

The Company has reserves for other loss exposures such as product liability, litigation and accounts receivable. The Company also has loss exposure on loan guarantees and repurchase agreements (see Note 4 of Unaudited Notes to Condensed Consolidated Financial Statements). Establishing loss reserves for these matters requires the use of estimates and judgment in regards to risk exposure and ultimate liability. The Company estimates losses under the programs using consistent and appropriate methods; however, changes in assumptions could materially affect the Company's recorded liabilities for loss.


RESULTS OF OPERATION

Thirteen Weeks Ended November 30, 2002 Compared to Fourteen Weeks Ended December 1, 2001

Net revenues for recreation vehicle and other manufactured products for the 13 weeks ended November 30, 2002 were $233,347,000, an increase of $56,490,000, or
31.9 percent from the 14-week period ended December 1, 2001. Motor home unit sales (Class A and C) were 2,925 units, an increase of 608 units, or 26.2 percent, during the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. The percentage increase in net revenues for the first quarter of fiscal 2003 was greater than the percentage increase in motor home unit sales for that period as a result of the Company's sales of more units, as a percentage of the total unit sales, with the higher-priced slideout feature during the first quarter of fiscal 2003. The Company believes the increases and growth were the result of the excellent acceptance of the Company's new 2003 motor homes and the continued low interest rate environment.

Net revenues for dealer financing of Winnebago Acceptance Corporation (WAC) were $742,000 for the 13 weeks ended November 30, 2002; a decrease of $203,000 or
21.5 percent from the 14-week period ended December 1, 2001. Decreased revenues for dealer financing reflect a significant decrease in interest rates partially offset by higher average outstanding dealer receivable balances when comparing the two periods.

Gross profit, as a percent of net revenues, was 15.3 percent for the 13 weeks ended November 30, 2002 compared to 13.6 percent for the 14 weeks ended December 1, 2001. The Company's higher margins were due primarily to increased volume of motor home production and deliveries to dealers.

Selling expenses were $4,687,000 or 2.0 percent of net revenues during the first quarter of fiscal 2003 compared to $4,817,000 or 2.7 percent of net revenues during the first quarter of fiscal 2002. The decrease in dollars was caused primarily by reductions in advertising expenses during the first quarter of fiscal 2003. The increased sales volume caused the reduction in percentage during the first quarter of fiscal 2003.

General and administrative expenses were $5,137,000 or 2.2 percent of net revenues during the 13 weeks ended November 30, 2002 compared to $4,104,000 or
2.3 percent of net revenues during the 14 weeks ended December 1, 2001. The increase in dollars when comparing the two quarters was primarily due to increases in employee incentive programs during the first quarter of fiscal 2003. The slight decrease in percentage was caused by the increased sales volume during the first quarter of fiscal 2003.

The Company had net financial income of $181,000 for the first quarter of fiscal 2003 compared to net financial income of $892,000 for the comparable quarter of fiscal 2002. The decrease in interest income when comparing the two periods was due primarily to lower cash balances available for investing and, to a lesser degree, lower interest rates during the period ended November 30, 2002 than during the period ended December 1, 2001.

The effective income tax rate increased to 37.8 percent during the first quarter of fiscal 2003 from 33.9 percent during the first quarter of fiscal 2002. The increase in the effective tax rate was caused primarily by losses in the Winnebago Health Care Management Company which are likely not deductible for tax purposes due to a change in the Company's tax planning, increased state taxes and a reduction of tax-free financial income during the first quarter of fiscal 2003.

For the first quarter of fiscal 2003, the Company had net income of $16,278,000, or $.85 per diluted share compared to the first quarter of fiscal 2002's net income of $10,710,000, or $.51 per diluted share. Net income and earnings per diluted share increased by 52.0 percent and 66.7 percent, respectively, when comparing the first quarter of fiscal 2003 to the first quarter of fiscal 2002. The differences in percentages when comparing net income to net earnings per share were primarily due to a lower number of outstanding shares of the Company's common stock during the 13 weeks ended November 30, 2002 due to the Company's repurchase of shares during fiscal 2002. (See Note 8 of the Unaudited Notes to Condensed Consolidated Financial Statements.)


LIQUIDITY AND FINANCIAL CONDITION

The Company generally meets its working capital, capital equipment and cash requirements with funds generated from operations.

At November 30, 2002, working capital was $158,265,000, an increase of $13,270,000 from the amount at August 31, 2002. The Company's principal uses of cash during the 13 weeks ended November 30, 2002 were $7,359,000 for the purchase of property and equipment. The Company's sources and uses of cash during the 13 weeks ended November 30, 2002 are set forth in the unaudited consolidated condensed statement of cash flows for that period.

Principal known demands at November 30, 2002 on the Company's liquid assets for the remainder of fiscal 2003 include capital expenditures of approximately $18,000,000 and the payments of cash dividends.

Management currently expects its cash on hand and funds from operations to be sufficient to cover both short-term and long-term operating requirements.


COMPANY OUTLOOK

Long-term demographics are favorable to the Company, as the target market of U.S. consumers age 50 and older is anticipated to nearly double within the next 30 years. Studies completed also found the age of people interested in purchasing recreation vehicles is expanding to include younger buyers as well as older buyers. Order backlog for the

Company's Class A and Class C motor homes was 1,950 orders at November 30, 2002, an increase of 23.5 percent over sales order backlog of 1,579 at the end of the first quarter last year, but down from the 3,248 backlog reported on August 31, 2002. The Company includes in its backlog all accepted purchase orders from dealers shippable within the next six months. Orders in backlog can be canceled or postponed at the option of the purchaser at any time without penalty and, therefore, backlog may not necessarily be a measure of future sales.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of November 30, 2002, the Company has an investment portfolio of fixed income securities, which are classified as cash and cash equivalents of $66,084,000, of which $63,400,000 are fixed income investments that are subject TO interest rate risk.

As of November 30, 2002, the Company had dealer-financing receivables in the amount of $43,038,000. Interest rates charged on these receivables vary based on the prime rate.


ITEM 4. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corretive actions with regard to significant deficiencies and material weaknesses.

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors of
Winnebago Industries, Inc.
Forest City, Iowa

We have reviewed the accompanying condensed consolidated balance sheet of Winnebago Industries, Inc. and subsidiaries (the Company) as of November 30, 2002, and the related condensed consolidated statements of income and cash flows for the 13-week and 14-week periods ended November 30, 2002 and December 1, 2001, respectively. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of August 31, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated October 4, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
December 16, 2002

PART II Other Information

Item 1. Legal Proceedings

     There have been no further material developments regarding the purported class action suit titled Sanft, et al vs. Winnebago Industries, Inc. from that contained in our 2002 Annual Report on Form 10-K.

     The Company is also involved in various other legal proceedings which are ordinary routine litigation to its business, many of which are covered in whole or in part by insurance. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to this litigation, management is of the opinion that while the final resolution of any such litigation may have an impact on the Company's consolidated results for a particular reporting period, the ultimate disposition of such litigation will not have any material adverse effect on the Company's financial position, results of operations or liquidity.


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          99.  906 certification.

     (b) The Company did not file any reports on Form 8-K during the period covered by this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            WINNEBAGO INDUSTRIES, INC.
                                 -----------------------------------------------
                                                   (Registrant)



Date January 14, 2003            /s/ Bruce D. Hertzke
     ----------------           ------------------------------------------------
                                 Bruce D. Hertzke
                                 Chairman of the Board, Chief Executive Officer,
                                 and President
                                 (Principal Executive Officer)



Date January 14, 2003            /s/ Edwin F. Barker
     ----------------           ------------------------------------------------
                                 Edwin F. Barker
                                 Vice President - Chief Financial Officer
                                 (Principal Financial Officer)

                    CERTIFICATION BY CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I, Bruce D. Hertzke, Chief Executive Officer of Winnebago Industries, Inc., certify that:

     1. I have reviewed this Quarterly Report on Form 10-Q of Winnebago Industries, Inc. (the "Registrant");

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

          c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's Board of Directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involved management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003
      ----------------
                                                     By: /s/ Bruce D. Hertzke
                                                         -----------------------
                                                         Bruce D. Hertzke
                                                         Chief Executive Officer

                    CERTIFICATION BY CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I, Edwin F. Barker, Chief Financial Officer of Winnebago Industries, Inc., certify that:

     1. I have reviewed this Quarterly Report on Form 10-Q of Winnebago Industries, Inc. (the "Registrant");

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

          c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's Board of Directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involved management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003
      ----------------
                                                     By: /s/ Edwin F. Barker
                                                         -----------------------
                                                         Edwin F. Barker
                                                         Chief Financial Officer