Form 10-Q
period 2003-03-01
WINNEBAGO INDUSTRIES INC
filed 2003-04-11
CIK 107687

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


(Mark One)
----
  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----    EXCHANGE ACT OF 1934

For the quarterly period ended                     March 1, 2003
                               -------------------------------------------------

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

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act). Yes  __X__   No ___.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ___.

There were 18,129,274 shares of $.50 par value common stock outstanding on April 11, 2003.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES

                          INDEX TO REPORT ON FORM 10-Q


                                                                                                               Page Number
                                                                                                               -----------
 PART I.        FINANCIAL INFORMATION:

 Item I.        Unaudited Condensed Consolidated Balance Sheets                                                   1 - 2

                Unaudited Condensed Consolidated Statements of Income                                               3

                Unaudited Condensed Consolidated Statements of Cash Flows                                           4

                Unaudited Notes to Condensed Consolidated Financial Statements                                    5 - 8

 Item 2.        Management's Discussion and Analysis of Financial Condition and Results
                   of Operations                                                                                  9 - 12

 Item 3.        Quantitative and Qualitative Disclosures About Market Risk                                          12

 Item 4.        Controls and Procedures                                                                             12

                Independent Accountants' Report                                                                     13

 PART II.       OTHER INFORMATION                                                                                14 - 18

 Item 1.        Legal Proceedings                                                                                   14

 Item 6.        Exhibits and Reports on Form 8-K                                                                    14

PART I Financial Information
Item 1.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in thousands
                                                                           MARCH 1,                      AUGUST 31,
                          ASSETS                                             2003                          2002
------------------------------------------------------------          --------------------         -------------------
CURRENT ASSETS
Cash and cash equivalents                                             $            39,507          $           42,225
Receivables, less allowance for doubtful
   accounts ($274 and $120, respectively)                                          17,887                      28,616
Dealer financing receivables, less allowance
   for doubtful accounts ($109 and $96, respectively)                              42,941                      37,880
Inventories                                                                       127,405                     113,654
Prepaid expenses                                                                    4,526                       4,314
Deferred income taxes                                                               7,801                       6,907
                                                                      --------------------         -------------------

     Total current assets                                                         240,067                     233,596
                                                                      --------------------         -------------------

PROPERTY AND EQUIPMENT, at cost
Land                                                                                1,005                         972
Buildings                                                                          54,174                      47,953
Machinery and equipment                                                            92,595                      86,744
Transportation equipment                                                            8,959                       5,641
                                                                      --------------------         -------------------
                                                                                  156,733                     141,310
     Less accumulated depreciation                                                 94,379                      92,383
                                                                      --------------------         -------------------

     Total property and equipment, net                                             62,354                      48,927
                                                                      --------------------         -------------------

INVESTMENT IN LIFE INSURANCE                                                       23,344                      23,602
                                                                      --------------------         -------------------

DEFERRED INCOME TAXES, NET                                                         22,956                      22,438
                                                                      --------------------         -------------------

OTHER ASSETS                                                                        9,484                       8,514
                                                                      --------------------         -------------------

TOTAL ASSETS                                                          $           358,205          $          337,077
                                                                      ====================         ===================


See Unaudited Notes to Condensed Consolidated Financial Statements.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in thousands
                                                                           MARCH 1,                    AUGUST 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                         2003                         2002
-----------------------------------------------------------------------------------------         --------------------
CURRENT LIABILITIES
Accounts payable, trade                                                $          42,437          $            44,230
Income tax payable                                                                 4,347                        2,610
Accrued expenses
     Insurance                                                                     5,728                        5,967
     Product warranties                                                            9,370                        8,151
     Accrued compensation                                                         13,209                       18,673
     Promotional                                                                   8,477                        4,499
     Other                                                                         5,166                        4,471
                                                                       ------------------         --------------------

        Total current liabilities                                                 88,734                       88,601
                                                                       ------------------         --------------------

POSTRETIREMENT HEALTH CARE AND DEFERRED
   COMPENSATION BENEFITS                                                          70,489                       68,661
                                                                       ------------------         --------------------

STOCKHOLDERS' EQUITY
Capital stock, common, par value $.50; authorized
   60,000,000 shares:  issued 25,888,000 shares                                   12,944                       12,944
Additional paid-in capital                                                        26,201                       25,740
Reinvested earnings                                                              311,556                      284,856
                                                                       ------------------         --------------------
                                                                                 350,701                      323,540
Less treasury stock, at cost                                                     151,719                      143,725
                                                                       ------------------         --------------------

Total stockholders' equity                                                       198,982                      179,815
                                                                       ------------------         --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $         358,205          $           337,077
                                                                      ===================         ====================

See Unaudited Notes to Condensed Consolidated Financial Statements.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
================================================================================

In thousands except per share data
                                                                                   TWENTY-SIX            TWENTY-SEVEN
                                                THIRTEEN WEEKS ENDED               WEEKS ENDED            WEEKS ENDED
                                        -------------------------------------  --------------------   --------------------
                                            MARCH 1,            MARCH 2,            MARCH 1,               MARCH 2,
                                              2003                2002                2003                   2002
                                        ------------------  -----------------  --------------------   --------------------
Net revenues                            $         186,728        $   183,055   $           420,817           $    360,857
Cost of goods sold                                159,590            160,117               357,865                313,687
                                        ------------------  -----------------  --------------------   --------------------
     Gross profit                                  27,138             22,938                62,952                 47,170
                                        ------------------  -----------------  --------------------   --------------------

Operating expenses
     Selling                                        4,068              4,493                 8,755                  9,310
     General and administrative                     2,950              5,031                 8,087                  9,135
                                        ------------------  -----------------  --------------------   --------------------
     Total operating expenses                       7,018              9,524                16,842                 18,445
                                        ------------------  -----------------  --------------------   --------------------

Operating income                                   20,120             13,314                46,110                 28,725

Financial income                                      312                912                   493                  1,804
                                        ------------------  -----------------  --------------------   --------------------

Pre-tax income                                     20,432             14,326                46,603                 30,529

Provision for taxes                                 8,123              4,878                18,016                 10,371
                                        ------------------  -----------------  --------------------   --------------------

Net income                              $          12,309         $    9,448   $            28,587           $     20,158
                                        ==================  =================  ====================   ====================

Income per share-basic (Note 9)         $             .66          $     .46   $              1.52            $       .97
                                        ==================  =================  ====================   ====================

Income per share-diluted (Note 9)       $             .64          $     .45   $              1.50            $       .95
                                        ==================  =================  ====================   ====================

Weighted average shares of
common stock outstanding
   Basic                                           18,775             20,760                18,750                 20,715
                                        ==================  =================  ====================   ====================
   Diluted                                         19,112             21,215                19,113                 21,157
                                        ==================  =================  ====================   ====================

See Unaudited Notes to Condensed Consolidated Financial Statements.

================================================================================

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      THIRTEEN        THIRTEEN        TWENTY-SIX     TWENTY-SEVEN
Dollars in thousands                                                 WEEKS ENDED     WEEKS ENDED      WEEKS ENDED    WEEKS ENDED
                                                                      MARCH 1,        MARCH 2,         MARCH 1,        MARCH 2,
                                                                        2003            2002             2003            2002
                                                                   -----------------------------------------------------------------
Cash flows from operating activities
  Net income as shown on the statements of income                        $  12,309       $   9,448        $   28,587    $    20,158
Adjustments to reconcile net income to net cash provided by
  operating activities
  Depreciation and amortization                                              2,056           1,913             4,017          3,961
  Tax benefit of stock options                                                 317           1,329               867          3,008
  Other                                                                        194             141               144             86
Change in assets and liabilities
  Decrease (increase) in receivable and other assets                         4,519         (9,258)            10,474          (374)
  Increase in inventories                                                 (22,546)         (1,654)          (13,751)        (3,316)
  Increase in deferred income taxes                                          (100)           - - -           (1,412)          - - -
  (Decrease) increase in accounts payable and accrued expenses               7,256          22,565           (1,604)          8,808
  Increase in income taxes payable                                         (8,858)           1,963             1,737          5,719
  Increase in postretirement benefits                                          775           1,413             2,343          3,238
                                                                    ----------------------------------------------------------------
Net cash provided by operating activities                                  (4,078)          27,860            31,402         41,288
                                                                    ----------------------------------------------------------------

Cash flows used by investing activities
  Purchases of property and equipment                                     (10,200)         (1,995)          (17,559)        (3,666)
  Investments in dealer receivables                                       (32,050)        (35,837)          (59,346)       (52,795)
  Collections of dealer receivables                                         32,147          33,157            54,272         54,887
  Other                                                                      (203)         (1,094)           (1,200)        (2,037)
                                                                    ----------------------------------------------------------------
Net cash used by investing activities                                     (10,306)         (5,769)          (23,833)        (3,611)
                                                                    ----------------------------------------------------------------

Cash flows used by financing activities and capital transactions
  Payments for purchase of common stock                                   (10,521)           - - -          (10,521)        (4,078)
  Payment of cash dividends                                                (1,887)         (2,075)           (1,887)        (2,075)
  Proceeds from issuance of common and treasury stock                          215         (1,033)             2,121            673
                                                                    ----------------------------------------------------------------
Net cash used by financing activities and
   capital transactions                                                   (12,193)         (3,108)          (10,287)        (5,480)
                                                                    ----------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                      (26,577)          18,983           (2,718)         32,197

Cash and cash equivalents - beginning of period                             66,084         115,494            42,225        102,280
                                                                    ----------------------------------------------------------------

Cash and cash equivalents - end of period                               $   39,507      $  134,477       $    39,507    $   134,477
                                                                    ================================================================


 See Unaudited Notes to Condensed Consolidated Financial Statements.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of March 1, 2003, the consolidated results of operations for the 26 and 13 weeks ended March 1, 2003 and the 27 and 13 weeks ended March 2, 2002, and the consolidated cash flows for the 26 weeks ended March 1, 2003 and the 27 weeks ended March 2, 2002. The statement of income for the 26 weeks ended March 1, 2003, is not necessarily indicative of the results to be expected for the full year. The balance sheet data as of August 31, 2002 was derived from audited financial statements, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company's Annual Report to Shareholders for the year ended August 31, 2002.

     Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported net income or shareholders' equity.

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

     In July 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard reviews the accounting for certain exit costs and disposal activities currently set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal change of the new statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred versus the date of commitment to an exit plan. This statement is effective for exit and disposal activities initiated after December 31, 2002. The Company does not believe adoption of this standard will significantly affect the Company's financial condition or operating results.

     In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have an impact on the consolidated results of operations, financial position, or cash flows. See Note 4 for expanded warranty disclosure requirements of this new standard.

     In December 2002, the FASB issued SFAS N0. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT OF FASB STATEMENT NO. 123. SFAS N0. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will continue to account for stock-based compensation in accordance with APB Opinion No. 25. As such, the Company does not expect this standard will have a material impact on the consolidated financial position or results of operations. The Company will adopt the disclosure-only provisions of SFAS No. 148 in the third quarter of 2003.

NOTE 3:  INVENTORIES

     Inventories are valued at the lower of cost or market, with cost being determined under the last-in, first-out (LIFO) method and market defined as net realizable value.

     Inventories are composed of the following (dollars in thousands):

                                                               March 1,               August 31,
                                                                 2003                    2002
                                                         --------------------    --------------------

                        Finished goods................          $   59,105             $   48,037

                        Work in process...............              30,886                 26,995
                        Raw materials.................              61,673                 62,194
                                                         ------------------      -----------------
                                                                   151,664                137,226
                        LIFO reserve..................             (24,259)               (23,572)
                                                         ------------------      -----------------
                                                               $   127,405            $   113,654
                                                         ==================      =================

NOTE 4:  WARRANTIES

     Estimated warranty costs are provided at the time of sale of the warranted products. Estimates of future warranty costs are based on prior experience and known current events. The changes in the provision for warranty reserve for the 26 weeks ended March 1, 2003, are as follows (dollars in thousands):

                         Balance as of August 31, 2002              $    8,151
                         Product warranty provision                      6,723
                         Payments                                       (5,504)
                                                             ------------------

                         Balance at March 1, 2003                   $    9,370
                                                             ==================

NOTE 5:  CONTINGENT LIABILITIES AND COMMITMENTS

     It is customary practice for companies in the recreation vehicle industry to enter into repurchase agreements with lending institutions which have provided wholesale floor plan financing to dealers. The Company's agreements provide for the repurchase of its products from the financing institution in the event of repossession upon a dealer's default. The Company was contingently liable for approximately $275,355,000 and $206,155,000 under repurchase agreements with lending institutions as of March 1, 2003 and August 31, 2002, respectively. These repurchase obligations have a term of one year from the date of the original invoice. The Company's losses under these repurchase agreements were approximately $39,000 during the 26 weeks ended March 1, 2003. Included in these contingent liabilities as of March 1, 2003 and August 31, 2002 are approximately $531,000 and $1,049,000, respectively, of certain dealer receivables subject to recourse agreements with Bank of America Specialty Group. The Company did not incur any actual losses under these recourse agreements during the 26 weeks ended March 1, 2003.

     The Company has also entered into a repurchase agreement with a lending institution that covers approximately $1,564,000 and $1,698,000 of repurchase liability as of March 1, 2003 and August 31, 2002, respectively. This repurchase obligation has a term of two years from the date of the original invoice. The Company did not incur any actual losses under these repurchase agreements during the 26 weeks ended March 1, 2003.

     The Company records repurchase and recourse reserves based on prior experience and known current events. The combined repurchase and recourse reserve balances are approximately $392,000 and $333,000 as of March 1, 2003 and August 31, 2002, respectively.

NOTE 6:  SUPPLEMENTAL CASH FLOW DISCLOSURE

     For the periods indicated, the Company paid cash for the following (dollars in thousands):

                                              Twenty-Six Weeks          Twenty-Seven
                                                    Ended                Weeks Ended
                                                  March 1,                March 2,
                                                    2003                    2002
                                               ------------------    --------------------
                          Interest             $       - - -            $      - - -
                          Income taxes                16,707                   4,500

NOTE 7:  DIVIDEND DECLARED

       On March 19, 2003 the Board of Directors declared a cash dividend of $.10 per common share payable July 7, 2003 to shareholders of record on June 6, 2003.

NOTE 8:  REPURCHASE OF OUTSTANDING STOCK

       On June 19, 2002, the Board of Directors authorized the repurchase of outstanding shares of the Company's common stock, depending on market conditions, for an aggregate purchase price of up to $15,000,000. As of March 1, 2003, 450,200 shares had been repurchased for an aggregate consideration of approximately $14,814,000 under this authorization. On March 19, 2003, the Board of Directors authorized the purchase of outstanding shares of the Company's common stock for an aggregate price of up to $20 million.

NOTE 9:  INCOME PER SHARE

       The following table reflects the calculation of basic and diluted earnings per share for the 13 and 26 weeks ended March 1, 2003 and the 13 and 27 weeks ended March 2, 2002.

                                                                                               Twenty-Six          Twenty-Seven
                                                            Thirteen Weeks Ended              Weeks Ended           Weeks Ended
                                                      ----------------    --------------    -----------------    ------------------
       In thousands except per share data                March 1,         March 2, 2002         March 1,             March 2,
                                                           2003                                   2003                 2002
                                                      ----------------    --------------    -----------------    ------------------
       Earnings per share - basic
       --------------------------
       Net income                                            $  12,309          $  9,448            $  28,587            $   20,158
                                                      ----------------    --------------    -----------------    ------------------
       Weighted average shares outstanding                      18,775            20,760               18,750                20,715
                                                      ----------------    --------------    -----------------    ------------------
       Earnings per share - basic                             $    .66           $   .46            $    1.52             $     .97
                                                      ----------------    --------------    -----------------    ------------------

       Earnings per share - assuming dilution
       --------------------------------------
       Net income                                            $  12,309          $  9,448            $  28,587            $   20,158
                                                      ----------------    --------------    -----------------    ------------------
       Weighted average shares outstanding                      18,775            20,760               18,750                20,715
       Dilutive impact of options outstanding                      337               455                  363                   442
                                                      ----------------    --------------    -----------------    ------------------
       Weighted average shares & potential
           dilutive shares outstanding                          19,112            21,215               19,113                21,157
                                                      ----------------    --------------    -----------------    ------------------
       Earnings per share - assuming dilution                 $    .64           $   .45            $    1.50             $     .95
                                                      ----------------    --------------    -----------------    ------------------

     There were options to purchase 14,000 shares of common stock outstanding at a price of $39.475 per share during the 13 weeks ended March 1, 2003. These options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock.

NOTE 10:  BUSINESS SEGMENT INFORMATION

     The Company defines its operations into two business segments: Recreational vehicles and other manufactured products, and dealer financing. Recreation vehicles and other manufactured products includes all data relating to the manufacturing and selling of the Company's Class A, B and C motor home products as well as sales of component products for other manufacturers and recreation vehicle related parts and service revenue. Dealer financing includes floorplan, used and rental unit financing for a limited number of the Company's dealers. Management focuses on operating income as a segment's measure of profit or loss when evaluating a segment's financial performance. Operating income for recreational vehicles and other manufactured products is before interest expense, interest income, and income taxes. Operating income for dealer financing includes interest income and interest expense, but is before income taxes. A variety of balance sheet ratios are used by management to measure the business segments. Maximizing the return from each segment's assets excluding cash and cash equivalents is the primary focus. Identifiable assets are those assets used in the operations of each industry segment. General corporate assets consist of cash and cash equivalents, deferred income taxes and other corporate assets not related to the two business segments. General corporate income includes interest income and administrative and miscellaneous costs. Inter segment sales and expenses are not significant.

     For the 26 weeks ended March 1, 2003 and the 27 weeks ended March 2, 2002, the Company's segment information is as follows:

                                            Recreation
                                         Vehicles & Other
                                           Manufactured       Dealer        General
     (dollars in thousands)                  Products       Financing      Corporate           Total
     ----------------------------------------------------------------------------------------------------------
     26 Weeks Ended March 1, 2003
     Net revenues                            $ 419,305        $ 1,512      $    - - -        $ 420,817
     Operating income                           45,383            559             168           46,110
     Identifiable assets                       236,605         43,193          78,407          358,205

     27 Weeks Ended March 2, 2002
     Net revenues                            $ 359,209        $ 1,648      $    - - -        $ 360,857
     Operating income                           27,752            630             343           28,725
     Identifiable assets                       182,137         38,483         170,849          391,469

     Certain prior year information has been reclassified to conform to current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING INFORMATION

Certain of the matters discussed in this report are "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties, including, but not limited to the war with Iraq, reactions to actual or threatened terrorist attacks, availability and price of fuel, a significant increase in interest rates, a slowdown in the economy, availability of chassis, slower than anticipated sales of new or existing products, new product introductions by competitors, collections of dealer financing receivables and other factors which may be disclosed throughout this report. Any forecasts and projections in this report are "forward looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including the aforementioned risk factors; actual results could differ materially. The Company undertakes no obligation to publicly update or revise any forward looking statements whether as a result of new information, future events or otherwise, except as required by law or the rules of the New York Stock Exchange.

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

The Company offers to its customers a variety of warranties on its products ranging from 1 to 10 years in length. Estimated costs related to product warranty are accrued at the time of sale and included in cost of sales. Estimated costs are based upon past warranty claims and unit sales history and are adjusted as required to reflect actual costs incurred, as information becomes available (see Note 4 of Unaudited Notes to Condensed Consolidated Financial Statements).

The Company has reserves for other loss exposures such as product liability, litigation and accounts receivable. The Company also has loss exposure on loan guarantees and repurchase agreements (see Note 5 of Unaudited Notes to Condensed Consolidated Financial Statements). Establishing loss reserves for these matters requires the use of estimates and judgments in regards to risk exposure and ultimate liability. The Company estimates losses using consistent and appropriate methods; however, changes in assumptions could materially affect the Company's recorded liabilities for loss. Reference is also made to the description of the Company's critical accounting policies included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002.

RESULTS OF OPERATIONS

Thirteen Weeks Ended March 1, 2003 Compared to Thirteen Weeks Ended
--------------------------------------------------------------------
March 2, 2002
-------------

Net revenues for recreation vehicle and other manufactured products for the 13 weeks ended March 1, 2003 were $185,958,000, an increase of $3,606,000, or 2.0 percent from the 13-week period ended March 2, 2002. Motor home unit sales (Class A and C) were 2,259 units, a decrease of 189 units, or 7.7 percent, during the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002. When comparing the two quarters, the Company, as a percentage of the total unit sales, sold more higher-priced slideout featured units during the second quarter of fiscal 2003 than during the second quarter of fiscal 2002. The introduction of the Company's Vista and Sunstar Class C motor homes during the second quarter of fiscal 2002 contributed to the difference in number of unit shipments.

Net revenues for dealer financing of Winnebago Acceptance Corporation (WAC) were $770,000 for the 13 weeks ended March 1, 2003; an increase of $67,000 or 9.5 percent from the 13-week period ended March 2, 2002. Increased revenues for dealer financing reflect higher average outstanding dealer receivable balances partially offset by a decrease in interest rates.

Gross profit, as a percent of net revenues, was 14.5 percent for the 13 weeks ended March 1, 2003 compared to 12.5 percent for the 13 weeks ended March 2, 2002. The Company's higher margins were due primarily to an improved mix of products and a favorable physical inventory adjustment which were partially offset by the start-up costs of the new production facility in Charles City, Iowa.

Selling expenses were $4,068,000 or 2.2 percent of net revenues during the second quarter of fiscal 2003 compared to $4,493,000 or 2.5 percent of net revenues during the second quarter of fiscal 2002. The decreases in dollars and percentage were caused primarily by reductions in advertising expenses during the second quarter of fiscal 2003.

General and administrative expenses were $2,950,000 or 1.6 percent of net revenues during the 13 weeks ended March 1, 2003 compared to $5,031,000 or 2.7 percent of new revenues during the 13 weeks ended March 2, 2002. The decreases in dollars and percentage were caused primarily by lower stock-based incentive compensation expense, decreases in management incentive programs and a reduction in the Company's product liability expense.

The Company had net financial income of $312,000 for the second quarter of fiscal 2003 compared to net financial income of $912,000 for the comparable quarter of fiscal 2002. The decrease in interest income when comparing the two periods was due primarily to lower cash balances available for investing, principally as a result of Company stock buybacks during the past 12 months and, to a lesser degree, lower interest rates during the period ended March 1, 2003.

The effective income tax rate increased to 39.8 percent during the second quarter of fiscal 2003 from 34.0 percent during the second quarter of fiscal 2002. The increase in the effective tax rate was caused primarily by losses in the Winnebago Health Care Management Company which are likely not deductible for tax purposes due to a change in the Company's tax planning and a reduction of tax-free financial income during the second quarter of fiscal 2003.

For the second quarter of fiscal 2003, the Company had net income of $12,309,000, or $.64 per diluted share compared to the second quarter of fiscal 2002's net income of $9,448,000, or $.45 per diluted share. Net income and earnings per diluted share increased by 30.3 percent and 42.2 percent, respectively, when comparing the second quarter of fiscal 2003 to the second quarter of fiscal 2002. The differences in percentages when comparing net income to net earnings per share were primarily due to a lower number of outstanding shares of the Company's common stock during the 13 weeks ended March 1, 2003 due to the Company's repurchase of shares during fiscal 2003 and 2002. (See Note 9 of the Unaudited Notes to Condensed Consolidated Financial Statements.)

Twenty-Six Weeks Ended March 1, 2003 Compared to Twenty-Seven Weeks Ended
-------------------------------------------------------------------------
March 2, 2002
-------------

Net revenues for recreation vehicle and other manufactured products for the 26 weeks ended March 1, 2003 were $419,305,000, an increase of $60,096,000, or 16.7 percent from the 27-week period ended March 2, 2002. Motor home unit sales (Class A and C) were 5,184 units, an increase of 419 units, or 8.8 percent, during the first half of fiscal 2003 compared to the first half of fiscal 2002. The percentage increase in net revenues for the 26 weeks ended March 1, 2003 was greater than the percentage increase in motor home unit sales for that period as a result of the Company's sales of more units, as a percentage of the total unit sales, with the higher-priced slideout feature during the period.

Net revenues for dealer financing of WAC were $1,512,000 for the 26 weeks ended March 1, 2003, a decrease of $136,000 or 8.3 percent from the 27-week period ended March 2, 2002. Decreased revenues for dealer financing reflect a significant decrease in interest rates partially offset by higher average outstanding dealer receivable balances when comparing the two periods.

Gross profit, as a percent of net revenues, was 15.0 percent for the 26 weeks ended March 1, 2003 compared to 13.1 percent for the 27 weeks ended March 2, 2002. The Company's higher margins were due primarily to increased volume of motor home production, increased deliveries to the Company's dealers, an improved mix of products and a favorable physical inventory adjustment which were partially offset by the start-up costs of the new production facility in Charles City, Iowa.

Selling expenses were $8,755,000 or 2.1 percent of net revenues during the 26 weeks ended March 2, 2002 compared to $9,310,000 or 2.6 percent of net revenues during the 27 weeks ended March 2, 2002. The decreases in dollars and percentage were caused primarily by reductions in advertising expenses during the first half of fiscal 2003.

General and administrative expenses were $8,087,000 or 1.9 percent of net revenues during the 26 weeks ended March 1, 2003 compared to $9,135,000 or 2.5 percent of net revenues during the 27 weeks ended March 2, 2002. The decreases in dollars and percentage when comparing the two periods were caused primarily by lower stock-based incentive compensation expense, decreases in management incentive programs and a reduction in the Company's product liability expense.

The Company had net financial income of $493,000 for the 26 weeks ended March 1, 2003 compared to net financial income of $1,804,000 for the 27 weeks ended March 2, 2002. The decrease in interest income when comparing the two periods was due primarily to lower cash balances available for investing, principally as a result of Company stock buybacks during the past 12 months and, to a lesser degree, lower interest rates during the period ended March 1, 2003.

The effective income tax rate increased to 38.7 percent during the 26 weeks ended March 2, 2003 from 34.0 percent during the 27 weeks ended March 2, 2002. The increase in the effective tax rate was caused primarily by losses in the Winnebago Health Care Management Company which are likely not deductible for tax purposes due to a change in the Company's tax planning and a reduction of tax-free financial income during the first half of fiscal 2003.

For the first half of fiscal 2003, the Company had net income of $28,587,000, or $1.50 per diluted share compared to the first half of fiscal 2002's net income of $20,158,000, or $.95 per diluted share. Net income and earnings per diluted share increased by 41.8 percent and 57.9 percent, respectively, when comparing the first half of fiscal 2003 to the first half of fiscal 2002. The differences in percentages when comparing net income to net earnings per share were primarily due to a lower number of outstanding shares of the Company's common stock during the 26 weeks ended March 1, 2003 due to the Company's repurchase of shares during fiscal 2003 and 2002. (See Note 9 of the Unaudited Notes to Condensed Consolidated Financial Statements.)

LIQUIDITY AND FINANCIAL CONDITION

The Company generally meets its working capital, capital equipment and cash requirements with funds generated from operations.

At March 1, 2003, working capital was $151,333,000, an increase of $6,338,000 from the amount at August 31, 2002. The Company's principal uses of cash during the 26 weeks ended March 1, 2003 were $17,559,000 for the purchase of property and equipment, $10,521,000 for the purchase of shares of the Company's Common Stock and $1,887,000 for the payment of cash dividends. The Company's sources and uses of cash during the 26 weeks ended March 1, 2003 are set forth in the unaudited consolidated condensed statement of cash flows for that period.

Principal known demands at March 1, 2003 on the Company's liquid assets for the remainder of fiscal 2003 include capital expenditures of approximately $7,800,000 and the payment of cash dividends. Also, on March 19, 2003, the Board of Directors authorized the purchase of outstanding shares of the Company's common stock, depending on market conditions, for an aggregate purchase price of up to $20 million.

Management currently expects its cash on hand and funds from operations to be sufficient to cover both short-term and long-term operating requirements.

COMPANY OUTLOOK

Due to the lowest consumer confidence levels in recent history in the United States (U.S.) caused mainly by uncertainties related to the war with Iraq, it appears that the RV market has recently slowed. On April 10, 2003, Bruce D. Hertzke, the Company's CEO, commented in an interview with Bloomberg TV that as a result of the aforementioned factors impacting RV market conditions, the Company does not expect to meet current analysts' earnings estimates for the remainder of fiscal 2003.

However, long-term demographics are favorable to the Company, as the target market of U.S. consumers' age 50 and older is anticipated to nearly double within the next 30 years. A recent Consumer Demographic Profile Study completed by the University of Michigan also found the age of people interested in purchasing recreation vehicles is expanding to include younger buyers as well as older buyers. Order backlog for the Company's Class A and Class C motor homes was 1,890 orders on March 1, 2003 compared to 3,206 orders on March 2, 2002. The Company includes in its backlog all accepted purchase orders from dealers shippable within the next six months. Orders in backlog can be canceled or postponed at the option of the purchaser at any time without penalty and, therefore, backlog may not necessarily be a measure of future sales.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 1, 2003, the Company has an investment portfolio of fixed income securities, which are classified as cash and cash equivalents of $39,507,000, of which $33,333,000 are fixed income investments that are subject to interest rate risk.

As of March 1, 2003, the Company had dealer-financing receivables in the amount of $42,941,000. Interest rate charges on these receivables vary based on the prime rate.

ITEM 4.  CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14 (c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of Winnebago Industries, Inc.
Forest City, Iowa

We have reviewed the accompanying condensed consolidated balance sheet of Winnebago Industries, Inc. and subsidiaries (the Company) as of March 1, 2003, and the related condensed consolidated statements of income and cash flows for the 13-week and 26-week periods ended March 1, 2003 and the 13-week and 27-week periods ended March 2, 2002, respectively. These financial statements are the responsibility of the Company's management.

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



/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
March 17, 2003
(March 19, 2003 as to Note 7 and 8)

PART II    Other Information

Item 1.    Legal Proceedings

           Reference is made to the comments in the Form 10-K for the fiscal year ended August 31, 2002 with respect to the purported class action captioned Sanft, et al vs. Winnebago Industries, Inc., et al which was filed in the United States District Court, Northern District of Iowa, Central Division on August 30, 2001. Since the Form 10-Q for the quarter ending November 30, 2002 was filed, the Plantiffs filed a Motion for Class Certification on January 31, 2003. The Company has filed a Resistance to Motion for Class Certification and oral arguments on such Motion and Resistance are scheduled to be held on April 22, 2003. We would anticipate a ruling on the Motion for Class Certification within a few weeks thereafter.

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

Item 4.    Submission of Matters to a Vote of Security Holders

           (a) The annual meeting of shareholders was held January 14, 2003.

           (b) The breakdown of votes for the election of three directors was as follows*

                                              Votes Cast For  Authority Withheld
                                              --------------  ------------------
          John V. Hanson (2006)                17,413,727            175,056
          Bruce D. Hertzke (2006)              15,480,170          2,108,613
          Gerald C. Kitch (2006)               17,511,374             77,409

*There were no broker non-votes.
( ) represents year of Annual Meeting that individual's term will expire.

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits - See Exhibit Index on page 18.

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

Date:              April 11, 2003
           -------------------------------


                                       By: /s/ Bruce D. Hertzke
                                           -------------------------------------
                                           Bruce D. Hertzke
                                           Chief Executive Officer

                    CERTIFICATION BY CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I, Edwin F. Barker, Chief Financial Officer of Winnebago Industries, Inc., certify that:

         1. I have reviewed this Quarterly Report on Form 10-Q of Winnebago Industries, Inc. ("the Registrant");

         2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

         3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report

         4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

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

         5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's Board of Directors (or persons performing the equivalent functions):

                a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

                b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

         6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:              April 11, 2003
           -------------------------------


                                       By: /s/ Edwin F. Barker
                                           -------------------------------------
                                           Edwin F. Barker
                                           Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                 WINNEBAGO INDUSTRIES, INC.
                                                                 ------------------------------------------------------------
                                                                                        (Registrant)



Date              April 11, 2003                                 /s/ Bruce D. Hertzke
           ------------------------------                        ------------------------------------------------------------
                                                                 Bruce D. Hertzke
                                                                 Chairman of the Board, Chief Executive Officer,
                                                                 and President
                                                                         (Principal Executive Officer)



Date              April 11, 2003                                 /s/ Edwin F. Barker
           ------------------------------                        ------------------------------------------------------------
                                                                 Edwin F. Barker
                                                                 Senior Vice President - Chief Financial Officer
                                                                          (Principal Financial Officer)

                                  EXHIBIT INDEX


10i. Amendment No. 1 to Winnebago Industries, Inc. Rights Plan Agreement dated January 13, 2003 (Amendment allows FMR Corp., its affiliates and Associates, to be the Beneficial Owner of up to 20% of the Company's outstanding stock with the Winnebago Industries, Inc. Rights Plan Agreement prior to such Amendment providing that the ownership of 15% or more of the Company's outstanding stock except by a "Hanson Family Member" was a "triggering event" establishing the holder of such ownership as an Acquiring Person under the terms of such Plan).

10v. Executive Change of Control Agreement dated March 13, 2003 between Winnebago Industries, Inc. and Roger W. Martin.

99.      906 certification.