Form 10-Q
period 2003-05-31
WINNEBAGO INDUSTRIES INC
filed 2003-07-11
CIK 107687

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

___
_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 May 31, 2003
                               -------------------------------------------------

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes _X_ No ___.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

There were 18,158,208 shares of $.50 par value common stock outstanding on July 11, 2003.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES

                          INDEX TO REPORT ON FORM 10-Q


                                                                     Page Number
                                                                     -----------
PART I.   FINANCIAL INFORMATION:

Item I.   Unaudited Consolidated Balance Sheets                         1 - 2

          Unaudited Consolidated Statements of Income                     3

          Unaudited Condensed Consolidated Statements of
           Cash Flows                                                     4

          Unaudited Notes to Condensed Consolidated
           Financial Statements                                         5 - 10

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         11 - 14

Item 3.   Quantitative and Qualitative Disclosures About
           Market Risk                                                   14

Item 4.   Controls and Procedures                                        14

          Independent Accountants' Report                                15

PART II.  OTHER INFORMATION                                            16 - 20

Item 1.   Legal Proceedings                                              16

Item 6.   Exhibits and Reports on Form 8-K                               16

Part I Financial Information
Item 1.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

Dollars in thousands
                                              MAY 31,   AUGUST 31,
                          ASSETS               2003        2002
----------------------------------------     --------    --------

CURRENT ASSETS
Cash and cash equivalents                    $ 92,747    $ 42,225
Receivables, less allowance for doubtful
   accounts ($337 and $120, respectively)      24,898      28,375
Inventories                                   115,084     113,654
Prepaid expenses                                3,698       4,314
Deferred income taxes                           8,221       6,907
Assets of discontinued operations                 624      38,121
                                             --------    --------

     Total current assets                     245,272     233,596
                                             --------    --------

PROPERTY AND EQUIPMENT, at cost
Land                                              999         972
Buildings                                      54,863      47,953
Machinery and equipment                        95,266      86,744
Transportation equipment                        9,102       5,641
                                             --------    --------
                                              160,230     141,310
     Less accumulated depreciation             96,351      92,383
                                             --------    --------

     Total property and equipment, net         63,879      48,927
                                             --------    --------

INVESTMENT IN LIFE INSURANCE                   22,371      23,474
                                             --------    --------

DEFERRED INCOME TAXES, NET                     23,626      22,438
                                             --------    --------

OTHER ASSETS                                   11,731       8,642
                                             --------    --------

TOTAL ASSETS                                 $366,879    $337,077
                                             ========    ========


See Unaudited Condensed Notes to Consolidated Financial Statements.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

Dollars in thousands
                                                      MAY 31,    AUGUST 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                   2003        2002
-------------------------------------------------    --------    --------

CURRENT LIABILITIES
Accounts payable, trade                              $ 48,132    $ 44,230
Income tax payable                                        827       2,610
Accrued expenses
     Accrued compensation                              14,229      18,673
     Promotional                                       11,291       4,499
     Product warranties                                 9,723       8,151
     Insurance                                          6,106       5,967
     Other                                              4,775       4,471
                                                     --------    --------

        Total current liabilities                      95,083      88,601
                                                     --------    --------

POSTRETIREMENT HEALTH CARE AND DEFERRED
   COMPENSATION BENEFITS                               72,835      68,661
                                                     --------    --------

STOCKHOLDERS' EQUITY
Capital stock, common, par value $.50; authorized
   60,000,000 shares:  issued 25,888,000 shares        12,944      12,944
Additional paid-in capital                             26,219      25,740
Reinvested earnings                                   320,885     284,856
                                                     --------    --------
                                                      360,048     323,540
Less treasury stock, at cost                          161,087     143,725
                                                     --------    --------

Total stockholders' equity                            198,961     179,815
                                                     --------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $366,879    $337,077
                                                     ========    ========

See Unaudited Condensed Notes to Consolidated Financial Statements.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
================================================================================

IN THOUSANDS, EXCEPT PER SHARE DATA

                                                                             THIRTY-NINE    FORTY
                                                                                WEEKS       WEEKS
                                                      THIRTEEN WEEKS ENDED      ENDED       ENDED
                                                      --------------------    --------    --------
                                                       MAY 31,     JUNE 1,     MAY 31,     JUNE 1,
                                                        2003        2002        2003        2002
                                                      --------    --------    --------    --------
Net revenues                                          $200,211    $245,912    $619,516    $605,121
Cost of manufactured products                          177,065     209,381     534,930     523,068
                                                      --------    --------    --------    --------
     Gross profit                                       23,146      36,531      84,586      82,053
                                                      --------    --------    --------    --------

Operating expenses
     Selling                                             4,652       4,257      13,407      13,567
     General and administrative                          4,251       5,689      12,287      14,796
                                                      --------    --------    --------    --------
     Total operating expenses                            8,903       9,946      25,694      28,363
                                                      --------    --------    --------    --------

Operating income                                        14,243      26,585      58,892      53,690

Financial income                                           306         623       1,001       2,641
                                                      --------    --------    --------    --------

Income before income taxes                              14,549      27,208      59,893      56,331

Provision for taxes                                      5,554       9,523      23,129      19,402
                                                      --------    --------    --------    --------

Income from continuing operations                        8,995      17,685      36,764      36,929

Income from discontinued operations (net of taxes)         334         409       1,152       1,323
                                                      --------    --------    --------    --------

Net income                                            $  9,329    $ 18,094    $ 37,916    $ 38,252
                                                      ========    ========    ========    ========

Income per share - basic (Note 11)
----------------------------------
   From continuing operations                         $    .49    $    .91    $   1.98    $   1.82
   From discontinued operations                            .02         .02         .06         .06
                                                      --------    --------    --------    --------
Net income                                            $    .51    $    .93    $   2.04    $   1.88
                                                      ========    ========    ========    ========

Income per share - diluted (Note 11)
------------------------------------
   From continuing operations                         $    .48    $    .88    $   1.94    $   1.78
   From discontinued operations                            .02         .02         .06         .06
                                                      --------    --------    --------    --------
Net income                                            $    .50    $    .90    $   2.00    $   1.84
                                                      ========    ========    ========    ========

Weighted average shares of common stock
   outstanding
      Basic                                             18,257      19,552      18,586      20,337
                                                      ========    ========    ========    ========

      Diluted                                           18,549      19,995      18,925      20,779
                                                      ========    ========    ========    ========

See Unaudited Condensed Notes to Consolidated Financial Statements.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    THIRTY-NINE      FORTY
Dollars in thousands                                                WEEKS ENDED   WEEKS ENDED
                                                                      MAY 31,       JUNE 1,
                                                                       2003          2002
                                                                    ---------     ---------
Cash flows from operating activities
  Net income as shown on the statements of income                   $  37,916     $  38,252
  Income from discontinued operations                                  (1,152)       (1,323)
                                                                    ---------     ---------
  Income from continuing operations                                    36,764        36,929
Adjustments to reconcile net income to net cash provided by
  operating activities
  Depreciation and amortization                                         6,395         5,906
  Tax benefit of stock options                                            955         3,292
  Other                                                                   205           165
Change in assets and liabilities
  Decrease (increase) in receivable and other assets                    3,994        (1,911)
  Increase in inventories                                              (1,430)      (16,561)
  Increase in deferred income taxes                                    (2,502)       (1,537)
  Increase in accounts payable and accrued expenses                     8,265        17,355
  (Increase) decrease in income taxes payable                          (1,783)        6,431
  Increase in postretirement benefits                                   3,680         4,075
                                                                    ---------     ---------
  Net cash provided by continuing activities                           54,543        54,144
  Net cash provided by discontinued operations                            234           301
                                                                    ---------     ---------
Net cash provided by operating activities                              54,777        54,445
                                                                    ---------     ---------

Cash flows provided by (used in) investing activities
  Purchases of property and equipment                                 (21,539)       (5,418)
  Other                                                                (1,414)       (2,099)
                                                                    ---------     ---------
  Net cash used in continuing operations                              (22,953)       (7,517)
  Net cash provided by discontinued operations                         38,423         2,529
                                                                    ---------     ---------
Net cash provided by (used in) investing activities                    15,470        (4,988)
                                                                    ---------     ---------

Cash flows used in financing activities and capital transactions
  Payments for purchase of common stock                               (20,221)      (81,778)
  Payment of cash dividends                                            (1,887)       (2,075)
  Proceeds from issuance of common and treasury stock                   2,383         4,317
                                                                    ---------     ---------
Net cash used in financing activities and
   capital transactions                                               (19,725)      (79,536)
                                                                    ---------     ---------
Net increase (decrease) in cash and cash equivalents                   50,522       (30,079)

Cash and cash equivalents - beginning of period                        42,225       102,280
                                                                    ---------     ---------

Cash and cash equivalents - end of period                           $  92,747     $  72,201
                                                                    =========     =========

See Unaudited Condensed Notes to Consolidated Financial Statements.

                   WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
         UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of May 31, 2003, the consolidated results of operations for the 13 and 39 weeks ended May 31, 2003 and the 13 and 40 weeks ended June 1, 2002, and the consolidated cash flows for the 39 weeks ended May 31, 2003 and the 40 weeks ended June 1, 2002. The statement of income for the 39 weeks ended May 31, 2003, is not necessarily indicative of the results to be expected for the full year. The balance sheet data as of August 31, 2002 was derived from audited financial statements, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company's Annual Report to Shareholders for the year ended August 31, 2002.

     Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported net income or shareholders' equity.


NOTE 2: STOCK-BASED COMPENSATION

     Pursuant to Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUTING FOR STOCK-BASED COMPENSATION, the Company applies the recognition and measurement of Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, to its stock options and other stock-based compensation plans.

     In accordance with APB Opinion No. 25, compensation costs for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. The exercise price for stock options granted to employees equaled the fair market value of our common stock at the date of grant, thereby resulting in no recognition of compensation expense.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                                 Thirty-Nine         Forty
                                                                 Weeks Ended      Weeks Ended
                                                                 ----------       ----------
                                                                   May 31,          June 1,
                                                                    2003             2002
                                                                 ----------       ----------
     In thousands, except per-share amounts
     --------------------------------------
     Net income
       Net income - as reported                                  $   37,916       $   38,252
       Less estimated stock-based employee compensation
       determined under fair value based method, net of tax          (2,240)          (1,790)
                                                                 ----------       ----------
       Net income - proforma                                     $   35,676       $   36,462
                                                                 ==========       ==========

     Earnings per common share
       Basic - as reported                                       $     2.04       $     1.88
       Less estimated stock-based employee compensation
       determined under fair value based method, net of tax            (.12)            (.09)
                                                                 ----------       ----------
       Basic - proforma                                          $     1.92       $     1.79
                                                                 ==========       ==========

       Diluted - as reported                                     $     2.00       $     1.84
       Less estimated stock-based employee compensation
       determined under fair value based method, net of tax            (.11)            (.09)
                                                                 ----------       ----------
       Diluted - proforma                                        $     1.89       $     1.75
                                                                 ==========       ==========

     Weighted average common shares outstanding
       Basic                                                         18,586           20,337
                                                                 ==========       ==========
       Diluted                                                       18,925           20,779
                                                                 ==========       ==========

     The Company estimated the fair values using the Black-Scholes option-pricing model, modified for dividends and using the following assumptions:

                                           2003         2002
                                         --------     --------
     Risk-free rate                          2.30%        4.37%
     Expected dividend yield                  .83%         .87%
     Expected stock price volatility        49.90%       55.82%
     Expected option term                 4 years      4 years
     Fair value per option               $  13.75     $  10.08

     The fair value of options is amortized to expense over a five-year option-vesting period in determining the proforma impact.


NOTE 3: DISCONTINUED OPERATIONS - SALE OF WINNEBAGO ACCEPTANCE
        CORPORATION'S DEALER FINANCING RECEIVABLES

     On April 24, 2003 the Company sold the majority of its dealer financing receivables in Winnebago Acceptance Corporation (WAC) to GE Commerical Distribution Finance Corporation for approximately $34 million and recorded no gain or loss as the receivables were sold at book value. As WAC has no further involvement in these assets or operations, WAC's operations will be accounted for as a sale of receivables and as a discontinued operation in the accompanying consolidated financial statements. The only component of assets of discontinued operations in the accompanying consolidated balance sheets is dealer receivables.

                                                                               Thirty-Nine        Forty
                                                   Thirteen Weeks Ended        Weeks Ended     Weeks Ended
                                                --------------------------      ----------      ----------
                                                  May 31,         June 1,         May 31,         June 1,
Winnebago Acceptance Corporation                   2003            2002            2003            2002
                                                ----------      ----------      ----------      ----------
Net revenues                                    $  428,000      $  724,000      $1,940,000      $2,372,000
                                                ----------      ----------      ----------      ----------
Income before income taxes(1)                   $  512,000      $  628,000      $1,771,000      $2,034,000
                                                ----------      ----------      ----------      ----------
Net income                                      $  334,000      $  409,000      $1,152,000      $1,323,000
                                                ==========      ==========      ==========      ==========

Income per share - basic                        $      .02      $      .02      $      .06      $      .06
                                                ----------      ----------      ----------      ----------
Income per share - diluted                      $      .02      $      .02      $      .06      $      .06
                                                ----------      ----------      ----------      ----------

Weighted average common shares outstanding
Basic                                               18,257          19,552          18,586          20,337
                                                ==========      ==========      ==========      ==========
Diluted                                             18,549          19,995          18,925          20,779
                                                ==========      ==========      ==========      ==========

(1) When the receivables in WAC were sold, the need for a bad debt reserve of $106,000 was no longer required. Therefore, the reserve was reversed providing a reduction to WAC in general and administrative expenses causing income before taxes for the 13 weeks ended May 31, 2003 to be larger than WAC's net revenues for the same period.


NOTE 4: NEW ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard revises the accounting for certain exit costs and disposal activities currently set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal change of the new statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred versus the date of commitment to an exit plan. This statement is effective for exit and disposal activities initiated after December 31, 2002. The Company does not believe adoption of this standard will significantly affect the Company's financial condition or operating results.

     In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have an impact on the consolidated results of operations, financial position, or cash flows. See Note 6 of Unaudited Condensed Notes to Consolidated Financial Statements for expanded warranty disclosure requirements of this new standard.

     In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT OF FASB STATEMENT NO. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will continue to account for stock-based compensation in accordance with APB Opinion No. 25. The Company adopted the disclosure-only provisions of SFAS No. 148 on May 31, 2003 (as disclosed in
     Note 2 of Unaudited Condensed Notes to Consolidated Financial Statements). The adoption of the standard did not have an effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 5: INVENTORIES

     Inventories are valued at the lower of cost or market, with cost being determined under the last-in, first-out (LIFO) method and market defined as net realizable value.

     Inventories are composed of the following (dollars in thousands):

                                             May 31,        August 31,
                                              2003            2002
                                           -----------     -----------

          Finished goods...........        $    51,172     $    48,037
          Work in process..........             35,041          26,995
          Raw materials............             53,805          62,194
                                          ------------    -----------
                                               140,018         137,226
          LIFO reserve.............            (24,934)        (23,572)
                                           ------------    -----------
                                           $   115,084     $   113,654
                                           ============    ===========


NOTE 6: WARRANTIES

     Estimated warranty costs are provided at the time of sale of the warranted products. Estimates of future warranty costs are based on prior experience and known current events. The changes in the provision for warranty reserve for the 39 weeks ended May 31, 2003, are as follows (dollars in thousands):

         Balance as of August 31, 2002                     $     8,151
         Product warranty provision                             10,208
         Payments                                               (8,636)
                                                           -----------

         Balance at May 31, 2003                           $     9,723
                                                           ===========


NOTE 7: CONTINGENT LIABILITIES AND COMMITMENTS

     It is customary practice for companies in the recreation vehicle industry to enter into repurchase agreements with lending institutions which have provided wholesale floor plan financing to dealers. The Company's agreements provide for the repurchase of its products from the financing institution in the event of repossession upon a dealer's default. The Company was contingently liable for approximately $280,020,000 and $206,155,000 under repurchase agreements with lending institutions as of May 31, 2003 and August 31, 2002, respectively. These repurchase obligations expire upon the earlier to occur of (i) the dealer's sale of the financed unit or (ii) one year from the date of the original invoice. The Company's losses under these repurchase agreements were approximately $66,000 during the 39 weeks ended May 31, 2003. Included in these contingent liabilities as of May 31, 2003 and August 31, 2002 are approximately $993,000 and $1,049,000, respectively, of certain dealer receivables subject to recourse agreements with Bank of America Specialty Group. The Company did not incur any actual losses under these recourse agreements during the 39 weeks ended May 31, 2003.

     The Company has also entered into a repurchase agreement with a lending institution that covers approximately $2,734,000 and $1,698,000 of repurchase liability as of May 31, 2003 and August 31, 2002, respectively. This repurchase obligation has a term of two years from the date of the original invoice. The Company did not incur any actual losses under this repurchase agreement during the 39 weeks ended May 31, 2003.

     The Company records repurchase and recourse reserves based on prior experience and known current events. The combined repurchase and recourse reserve balances are approximately $264,000 and $392,000 as of May 31, 2003 and August 31, 2002, respectively.

NOTE 8: SUPPLEMENTAL CASH FLOW DISCLOSURE

     For the periods indicated, the Company paid cash for the following (dollars in thousands):

                                            Thirty-Nine       Forty
                                            Weeks Ended    Weeks Ended
                                            -----------    -----------
                                              May 31,         June 1,
                                               2003            2002
                                            -----------    -----------
         Interest                           $     - - -    $       246
         Income taxes                            26,907         11,717


NOTE 9: DIVIDEND DECLARED

       On March 19, 2003 the Board of Directors declared a cash dividend of $.10 per common share payable July 7, 2003 to shareholders of record on June 6, 2003.


NOTE 10: REPURCHASE OF OUTSTANDING STOCK

       On June 19, 2002, the Board of Directors authorized the repurchase of outstanding shares of the Company's common stock, depending on market conditions, for an aggregate purchase price of up to $15,000,000. As of May 31, 2003, 450,200 shares (330,300 shares during fiscal 2003) had been repurchased for an aggregate consideration of approximately $14,814,000 ($10,521,000 during fiscal 2003) under this authorization. At May 31, 2003, $186,000 remained under this authorization.

       On March 19, 2003, the Board of Directors authorized the repurchase of outstanding shares of the Company's common stock, depending on market conditions, for an aggregate price of up to $20 million. As of May 31, 2003, 345,899 shares had been repurchased for an aggregate consideration of approximately $9,700,000 under this authorization.


NOTE 11: INCOME PER SHARE

       The following table reflects the calculation of basic and diluted earnings per share for the 13 and 39 weeks ended May 31, 2003 and the 13 and 40 weeks ended June 1, 2002.

                                                                              Thirty-Nine     Forty
                                                                                 Weeks        Weeks
                                                      Thirteen Weeks Ended       Ended        Ended
                                                      --------------------      -------      -------
     In thousands except per share data               May 31,      June 1,      May 31,      June 1,
                                                       2003         2002         2003         2002
                                                      -------      -------      -------      -------
     Earnings per share - basic
     --------------------------
     Income from continuing operations                $ 8,995      $17,685      $36,764      $36,929
     Income from discontinued operations
         (net of taxes)                                   334          409        1,152        1,323
                                                      -------      -------      -------      -------
     Net income                                       $ 9,329      $18,094      $37,916      $38,252
                                                      -------      -------      -------      -------
     Weighted average shares outstanding               18,257       19,552       18,586       20,337
                                                      -------      -------      -------      -------
     Earnings per share - basic                       $   .51      $   .93      $  2.04      $  1.88
                                                      -------      -------      -------      -------

     Earnings per share - assuming dilution
     --------------------------------------
     Income from continuing operations                $ 8,995      $17,685      $36,764      $36,929
     Income from discontinued operations
         (net of taxes)                                   334          409        1,152        1,323
                                                      -------      -------      -------      -------
     Net income                                       $ 9,329      $18,094      $37,916      $38,252
                                                      -------      -------      -------      -------
     Weighted average shares outstanding               18,257       19,552       18,586       20,337
     Dilutive impact of options outstanding               292          443          339          442
                                                      -------      -------      -------      -------
     Weighted average shares & potential
         dilutive shares outstanding                   18,549       19,995       18,925       20,779
                                                      -------      -------      -------      -------
     Earnings per share - assuming dilution           $   .50      $   .90      $  2.00      $  1.84
                                                      -------      -------      -------      -------

     There were options outstanding to purchase 14,000 shares of common stock at a price of $39.475 per share, 184,800 shares of common stock at a price of $36.50 per share and 14,000 shares of common stock at a price of $37.685 per share during the 13 weeks ended May 31, 2003. These options were not included in the computation of diluted earnings per share during the 13 weeks ended May 31, 2003 because the options' exercise price was greater than the average market price of the common stock.

     For the 13 weeks ended June 1, 2002, all options were included in the computation of diluted earnings per share because no options' exercise price was greater than the average market price of the common stock.


NOTE 12: BUSINESS SEGMENT INFORMATION

     Due to the sale of WAC's dealer financing receivables on April 24, 2003 (see Note 3 of Unaudited Condensed Notes to Consolidated Financial Statements), the Company disposed of its Dealer Financing segment. As a result, Winnebago Industries now operates in one principal business segment
     - Recreation Vehicles and Other Manufactured Products. Recreation Vehicles and Other Manufactured Products include all data relative to the manufacturing and selling of the Company's Class A, B and C motor home products as well as sales of component products for other manufacturers and Recreation Vehicle related parts and service revenue. These product lines have similar economic characteristics and are similar in the nature of products, manufacturing processes, customer characteristics and distribution methods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

Certain of the matters discussed in this report may be "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties, including, but not limited to reactions to actual or threatened terrorist attacks, the availability and price of fuel, a significant increase in interest rates, a slowdown in the economy, availability of chassis, sales order cancellations, slower than anticipated sales of new or existing products, new products introduced by competitors and other factors which may be disclosed throughout this report. Any forecasts and projections in this report are "forward looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including the aforementioned risk factors; actual results could differ materially. The Company undertakes no obligation to publicly update or revise any forward looking statements whether as a result of new information, future events or otherwise, except as required by law or the rules of the New York Stock Exchange.

CRITICAL ACCOUNTING POLICIES

In preparing the consolidated financial statements, the Company follows accounting principles generally accepted in the United States of America, which in many cases require us to make assumptions, estimates and judgments that affect the amounts reported. There are some policies that are especially critical because they are important in determining the financial condition and results of operations. These policies are described below and involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related income statement, asset and/or liability amounts.

The Company offers to its customers a variety of warranties on its products ranging from 1 to 10 years in length. Estimated costs related to product warranty are accrued at the time of sale and included in cost of sales. Estimated costs are based upon past warranty claims and unit sales history and adjusted as required to reflect actual costs incurred, as information becomes available (see Note 6 of Unaudited Condensed Notes to Consolidated Financial Statements).

The Company has reserves for other loss exposures such as product liability, litigation and accounts receivable. The Company also has loss exposure on loan guarantees and repurchase agreements (see Note 7 of Unaudited Condensed Notes to Consolidated Financial Statements). Establishing loss reserves for these matters requires the use of estimates and judgments in regards to risk exposure and ultimate liability. The Company estimates losses using consistent and appropriate methods; however, changes in assumptions could materially affect the Company's recorded liabilities for loss. Reference is also made to the description of the Company's critical accounting policies included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002.

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 31, 2003 Compared to Thirteen Weeks Ended June 1, 2002
-------------------------------------------------------------------------------

Net revenues for the 13 weeks ended May 31, 2003 were $200,211,000, a decrease of $45,701,000, or 18.6 percent from the 13-week period ended June 1, 2002. Motor home unit sales (Class A and C) were 2,601 units, a decrease of 754 units, or 22.5 percent, during the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002. When comparing the two quarters, the decrease in revenue percentage was less than the decrease in unit percentage as the Company's average unit selling price increased, due to product enhancements. The overall decrease was caused primarily by lower sales volume.

Gross profit, as a percent of net revenues, was 11.6 percent for the 13 weeks ended May 31, 2003 compared to 14.9 percent for the 13 weeks ended June 1, 2002. The Company's lower gross profits were due primarily to considerably lower volume, the Company's factories operating on four-day work weeks for the first six weeks of the 2003 third quarter, increases in sales discounts and allowances and start-up costs of the new production facility in Charles City, Iowa.

Selling expenses were $4,652,000 or 2.3 percent of net revenues during the third quarter of fiscal 2003 compared to $4,257,000 or 1.7 percent of net revenues during the third quarter of fiscal 2002. The increases in dollars and percentage were caused primarily by higher advertising costs.

General and administrative expenses were $4,251,000 or 2.1 percent of net revenues during the 13 weeks ended May 31, 2003 compared to $5,689,000 or 2.3 percent of net revenues during the 13 weeks ended June 1, 2002. The decreases in dollars and percentage were caused primarily by decreases in employee incentive programs.

The Company had net financial income of $306,000 for the third quarter of fiscal 2003 compared to net financial income of $623,000 for the comparable quarter of fiscal 2002. The decrease in financial income when comparing the two periods was due to lower cash balances available for investing and to lower interest rates during the period ended May 31, 2003.

The effective income tax rate increased to 38.2 percent during the third quarter of fiscal 2003 from 35.0 percent during the third quarter of fiscal 2002. The increase in the effective tax rate was caused primarily by losses in Winnebago Health Care Management Company which are likely not deductible for tax purposes due to a change in the Company's tax planning and increased state taxes during the third quarter of fiscal 2003.

During the third quarter of fiscal 2003, the Company sold a majority of the Company's dealer financing receivables in Winnebago Acceptance Corporation (WAC) to GE Commercial Distribution Finance Corporation. Due to this sale the Company is treating all current year and previous year activity of WAC as discontinued operations for comparative purposes. Income from discontinued operations (net of taxes) for the third quarter of fiscal 2003 was $334,000 or $.02 per diluted share, compared to income of $409,000 or $.02 per diluted share, for the third quarter of fiscal 2002.

For the third quarter of fiscal 2003, the Company had net income of $9,329,000, or $.50 per diluted share compared to the third quarter of fiscal 2002's net income of $18,094,000, or $.90 per diluted share. Net income and earnings per diluted share decreased by 48.4 percent and 44.4 percent, respectively, when comparing the third quarter of fiscal 2003 to the third quarter of fiscal 2002. The difference in percentages when comparing net income to net earnings per share was primarily due to a lower number of outstanding shares of the Company's common stock during the 13 weeks ended May 31, 2003 due to the Company's repurchase of shares during fiscal 2003 and 2002. (See Note 11 of the Unaudited Condensed Notes to Consolidated Financial Statements).

Thirty-Nine Weeks Ended May 31, 2003 Compared to Forty Weeks Ended June 1, 2002
-------------------------------------------------------------------------------

Net revenues for the 39 weeks ended May 31, 2003 were $619,516,000, an increase of $14,395,000, or 2.4 percent from the 40-week period ended June 1, 2002. Motor home unit sales (Class A and C) were 7,785 units, a decrease of 335 units, or
4.1 percent, during fiscal year-to-date 2003 compared to fiscal year-to-date 2002. When comparing the two periods, revenues increased notwithstanding the decrease in unit sales because the Company's average unit selling price increased, due to product enhancements and the Company experienced a favorable mix of products during the 39 weeks ended May 31, 2003.

Gross profit, as a percent of net revenues, was 13.7 percent for the 39 weeks ended May 31, 2003 compared to 13.6 percent for the 40 weeks ended June 1, 2002.

Selling expenses were $13,407,000 or 2.2 percent of net revenues during the 39 weeks ended May 31, 2003 compared to $13,567,000 or 2.2 percent of net revenues during the 40 weeks ended June 1, 2002. The decrease in dollars was caused primarily by lower sales representative incentive payments offset partially by higher advertising costs.

General and administrative expenses were $12,287,000 or 2.0 percent of net revenues during the 39 weeks ended May 31, 2003 compared to $14,796,000 or 2.4 percent of net revenues during the 40 weeks ended June 1, 2002. The decreases in dollars and percentage were caused primarily by decreases in employee incentive programs and a reduction in the Company's product liability expense.

The Company had net financial income of $1,001,000 for the 39 weeks ended May 31, 2003 compared to net financial income of $2,641,000 for the 40 weeks ended June 1, 2002. The decrease in financial income when comparing the two periods was due to lower cash balances available for investing and to lower interest rates during the period ended May 31, 2003.

The effective income tax rate increased to 38.6 percent during the 39 weeks ended May 31, 2003 from 34.4 percent during the 40 weeks ended June 1, 2002. The increase in the effective tax rate was caused primarily by losses in the Winnebago Health Care Management Company which are likely not deductible for tax purposes due to a change in the Company's tax planning, increased state taxes and a reduction of tax-exempt financial income during the 39 weeks ended May 31, 2003.

On April 25, 2003, the Company sold a majority of the Company's dealer financing receivables in the Winnebago Acceptance Corporation (WAC) to GE Commercial Distribution Finance Corporation. Due to this sale the Company is treating all current year and previous year activity of WAC as discontinued operations for comparative purposes. Income from discontinued operations (net of taxes) for the 39 weeks ended May 31, 2003 was $1,152,000 or $.06 per diluted share, compared to an income of $1,323,000 or $.06 per diluted share, for the 40 weeks ended June 1, 2002.

For the 39 weeks ended May 31, 2003, the Company had net income of $37,916,000, or 2.00 per diluted share compared to the 40 weeks ended June 1, 2002's net income of $38,252,000, or $1.84 per diluted share. Net income decreased by .9 percent and earnings per diluted share increased by 8.7 percent when comparing the 39 weeks ended May 31, 2003 to the 40 weeks ended June 1, 2002. The difference in percentages when comparing net income to net earnings per share was primarily due to a lower number of outstanding shares of the Company's common stock during the 39-week period ended May 31, 2003 due to the Company's repurchase of shares during fiscal 2003 and 2002. (See Note 11 of the Unaudited Condensed Notes to Consolidated Financial Statements).

LIQUIDITY AND FINANCIAL CONDITION

The Company generally meets its working capital, capital equipment and other cash requirements with funds generated from operations.

At May 31, 2003, working capital was $150,189,000, an increase of $5,194,000 from the amount at August 31, 2002. The Company's principal uses of cash during the 39 weeks ended May 31, 2003 were $21,539,000 for the purchase of property and equipment, $20,221,000 for the purchase of shares of the Company's Common Stock and $1,887,000 for the payment of cash dividends. The Company's sources and uses of cash during the 39 weeks ended May 31, 2003 are set forth in the unaudited consolidated condensed statement of cash flows for that period.

Principal known demands at May 31, 2003 on the Company's liquid assets for the remainder of fiscal 2003 include capital expenditures of approximately $5,000,000 and approximately $1,815,000 for the payment of cash dividends. On March 19, 2003, the Board of Directors authorized the purchase of outstanding shares of the Company's common stock, depending on market conditions, for an aggregate purchase price of up to $20 million. As of May 31, 2003, 345,899 shares had been repurchased for an aggregate consideration of approximately $9,700,000 under this authorization.

Management currently expects its cash on hand and funds from operations to be sufficient to cover both short-term and long-term operating requirements.

COMPANY OUTLOOK

Long-term demographics are favorable to the Company, as the target market of U.S. consumers' age 50 and older is anticipated to nearly double within the next 30 years. A recent Consumer Demographic Profile Study completed by the University of Michigan also found that long-term prospects should be favorably impacted due to the increased popularity of RVs, the growth in our prime target audience of people over the age of 50 and broadening age range of people who are buying the Company's motor homes. Order backlog for the Company's Class A and Class C motor homes was 1,419 orders on May 31, 2003 compared to 2,689 orders on June 1, 2002. The Company includes in its backlog all accepted purchase orders from dealers shippable within the next six months. Orders in backlog can be canceled or postponed at the option of the purchaser at any time without penalty and, therefore, backlog may not necessarily be a measure of future sales.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of May 31, 2003, the Company has an investment portfolio of fixed income securities, which are classified as cash and cash equivalents of $92,747,000, of which $87,948,000 are fixed income investments that are subject to interest rate risk.


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

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors of
Winnebago Industries, Inc.
Forest City, Iowa

We have reviewed the accompanying condensed consolidated balance sheet of Winnebago Industries, Inc. and subsidiaries (the Company) as of May 31, 2003, and the related condensed consolidated statements of income and cash flows for the 13-week and 39-week periods ended May 31, 2003 and the 13-week and 40-week periods ended June 1, 2002, respectively. These financial statements are the responsibility of the Company's management.

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


/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Minneapolis, Minnesota
June 11, 2003

PART II Other Information


Item 1. Legal Proceedings

     Reference is made to the comments in the Form 10-K for the fiscal year ended August 31, 2002 with respect to the purported class action captioned Sanft, et al vs. Winnebago Industries, Inc., et al which was filed in the United States District Court, Northern District of Iowa, Central Division, on August 30, 2001. The Plaintiffs filed a Motion for Class Certification on January 31, 2003 and the Company filed a Resistance thereto. Chief Judge Mark W. Bennett, U.S. District Court, Northern District of Iowa, entered a Memorandum Opinion and Order regarding Plaintiffs' Motion for Class Certification on May 7, 2003 in which he denied the Plaintiffs' Motion for Class Certification because the Plaintiff Sanft failed to demonstrate that the proposed class met the numerosity requirements of Federal Rule of Civil Procedure 23(a)(1). The Plaintiffs thereafter on May 12, 2003 filed a Motion for Amendment of Order Denying Class Certification in which they in effect request that Judge Bennett reconsider his decision to deny class certification. The Company filed a Resistance to Motion for Amendment of Order Denying Class Certification on May 29, 2003 and the parties are currently awaiting Judge Bennett's decision thereon.

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


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits - See Exhibit Index on page 18.

     (b)  8-K filings during quarter ended May 31, 2003.

          On March 18, 2003 the Company filed a report on Form 8-K relating to a press release issued by the Company to announce its second quarter and 26 week earnings.

          On April 28, 2003 the Company filed a report on Form 8-K relating to a press release issued by the Company to report the sale of the majority of the Company's dealer financing receivables in WAC to GE Commerical Distribution Finance Corporation.

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

Date:     July 11, 2003
      ---------------------

                                                By:
                                                    ----------------------------
                                                    Bruce D. Hertzke
                                                    Chief Executive Officer

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

Date:     July 11, 2003
      ---------------------

                                                By:
                                                    ----------------------------
                                                    Edwin F. Barker
                                                    Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            WINNEBAGO INDUSTRIES, INC.
                                 -----------------------------------------------
                                                   (Registrant)


Date:     July 11, 2003
      ---------------------      -----------------------------------------------
                                 Bruce D. Hertzke
                                 Chairman of the Board, Chief Executive Officer, and President
                                          (Principal Executive Officer)


Date:     July 11, 2003
      ---------------------      -----------------------------------------------
                                 Edwin F. Barker
                                 Senior Vice President - Chief Financial Officer
                                          (Principal Financial Officer)

                                  EXHIBIT INDEX


10w. Two Subordination Agreements both dated April 24, 2003 between Winnebago
     Acceptance Corporation and GE Commercial Distribution Finance Corporation.

99.  906 certification.