Form 10-Q/A
period 2003-05-31
WINNEBAGO INDUSTRIES INC
filed 2003-07-15
CIK 107687

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended             May 31, 2003
                              ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________ to _______________________


Commission file number  1-6403
                      ----------


                           WINNEBAGO INDUSTRIES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)


                 IOWA                                          42-0802678
   ---------------------------------                      -------------------
     (State or other jurisdiction                            (IRS Employer
   of incorporation or organization)                      Identification No.)


   P.O. Box 152, Forest City, Iowa                               50436
---------------------------------------                        ----------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code:   (641) 585-3535
                                                   -----------------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES _X_ NO ____.

Indicate by check mark whether the registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ____.

There were 18,158,208 shares of $.50 par value common stock outstanding on July 11, 2003.

EXPLANATORY NOTE:

The sole purpose of this Form 10-Q/A Amendment No. 1 is to include the signatures of the Company's Chief Executive Officer and Chief Financial Officer to the registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 2003 (including signatures to the certifications contained in the report) and to
Exhibit 99 filed with the Form 10-Q. The remainder of the information contained in the Quarterly Report on Form 10-Q for the quarter ended May 31, 2003, originally filed on July 11, 2003, is not amended hereby and shall be as set forth in the original filing.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibit 99

              906 certification.

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

Date:     July 11, 2003
      ---------------------

                                                By: /s/ Bruce D. Hertzke
                                                    ----------------------------
                                                    Bruce D. Hertzke
                                                    Chief Executive Officer

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

Date:     July 11, 2003
      ---------------------

                                                By: /s/ Edwin F. Barker
                                                    ----------------------------
                                                    Edwin F. Barker
                                                    Chief Financial Officer

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


Date:     July 11, 2003          /s/ Bruce D. Hertzke
      ---------------------      -----------------------------------------------
                                 Bruce D. Hertzke
                                 Chairman of the Board, Chief Executive Officer,
                                 and President
                                          (Principal Executive Officer)


Date:     July 11, 2003          /s/ Edwin F. Barker
      ---------------------      -----------------------------------------------
                                 Edwin F. Barker
                                 Senior Vice President - Chief Financial Officer
                                          (Principal Financial Officer)