Form 10-K
period 2003-08-30
WINNEBAGO INDUSTRIES INC
filed 2003-11-21
CIK 107687

WINNEBAGO INDUSTRIES, INC.
P.O. BOX 152
FOREST CITY, IA 50436

FORM 10-K
FISCAL YEAR ENDED AUGUST 30, 2003

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE FISCAL YEAR ENDED AUGUST 30, 2003; OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission file number: 1-6403

WINNEBAGO INDUSTRIES, INC. (Exact name of registrant as specified in its charter)

IOWA	42-0802678
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
P.O. BOX 152
FOREST CITY, IOWA	50436
(Address of principal executive offices)	(Zip Code)

(641) 585-3535 (Registrant’s telephone number, including area code) SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED

Common Stock ($.50 par value) and Preferred Share Purchase Rights	The New York Stock Exchange, Inc. Chicago Stock Exchange, Inc. The Pacific Stock Exchange, Inc.

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ✓ No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes  ✓ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K __.

        Aggregate market value of the common stock held by non-affiliates of the registrant: $391,267,686 (13,196,212 shares at the average price on the New York Stock Exchange of $29.65 on March 1, 2003).

        Common stock outstanding on November 10, 2003, 16,925,614 shares.

DOCUMENTS INCORPORATED BY REFERENCE

1.	The Winnebago Industries, Inc. Annual Report to Shareholders for the fiscal year ended August 30, 2003, portions of which are incorporated by reference into Part II hereof.

2.	The Winnebago Industries, Inc. Proxy Statement for the Annual Meeting of Shareholders scheduled to be held January 13, 2004, portions of which are incorporated by reference into Part III hereof.

WINNEBAGO INDUSTRIES, INC.

FORM 10-K

Report for the Fiscal Year Ended August 30, 2003

PART I

ITEM 1. Business

General

Winnebago Industries, Inc., headquartered in Forest City, Iowa, is the leading United States manufacturer of motor homes, self-contained recreation vehicles used primarily in leisure travel and outdoor recreation activities. Motor home sales by the Company represented at least 91 percent of its revenues in each of the past five fiscal years. The Company’s motor homes are sold through dealers under the Winnebago, Itasca, Rialta and Ultimate brand names.

Other products manufactured by the Company consist principally of extruded aluminum, commercial vehicles, and a variety of component products for other manufacturers.

The Company was incorporated under the laws of the state of Iowa on February 12, 1958, and adopted its present name on February 28, 1961. The Company’s executive offices are located at 605 West Crystal Lake Road in Forest City, Iowa. Unless the context indicates otherwise, the term “Company” refers to Winnebago Industries, Inc. and its subsidiaries.

Forward Looking Information

Certain of the matters discussed in this Annual Report on Form 10-K are “forward looking statements” as defined in the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties, including, but not limited to reactions to actual or threatened terrorist attacks, availability and price of fuel, a significant increase in interest rates, a slowdown in the economy, availability of chassis, slower than anticipated sales of new or existing products, new product introductions by competitors, and other factors which may be disclosed throughout this Annual Report on Form 10-K. Any forecasts and projections in this report are “forward looking statements,” and are based on management’s current expectations of the Company’s near-term results, based on current information available pertaining to the Company, including the aforementioned risk factors; actual results could differ materially. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise, except as required by law or the rules of the New York Stock Exchange.

Principal Products

The following table sets forth the respective contribution to the Company’s net revenues by product class for each of the last five fiscal years (dollars in thousands):

	Fiscal Year Ended (1) (2)

	August 30, 2003	August 31, 2002	August 25, 2001	August 26, 2000	August 28, 1999

Class A and C Motor Homes	$801,027	$773,125	$624,110	$690,022	$613,813
	94.8%	93.7%	92.9%	92.8%	91.8%
Other Recreation
Vehicle Revenues (3)	17,285	20,486	17,808	18,813	16,620
	2.0%	2.5%	2.7%	2.5%	2.5%
Other Manufactured Products
Revenues (4)	26,898	31,658	29,768	34,894	38,225
	3.2%	3.8%	4.4%	4.7%	5.7%

Total Net Revenues	$845,210	$825,269	$671,686	$743,729	$668,658
	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Certain prior periods’ information has been reclassified to conform to the current year-end presentation.

(2)	The fiscal year ended August 31, 2002 contained 53 weeks, all other fiscal years contained 52 weeks.

(3)	Primarily recreation vehicle related parts, recreation vehicle service revenue, and EuroVan Campers (Class B motor homes). Through March 1, 2003 the Company converted the EuroVan Camper.

(4)	Primarily sales of extruded aluminum, commercial vehicles and component products for other manufacturers.

Unit sales of the Company’s principal recreation vehicles for the last five fiscal years were as follows:

	Fiscal Year Ended (1)

	August 30, 2003	August 31, 2002	August 25, 2001	August 26, 2000	August 28, 1999

Unit Sales
Class A	6,705	6,725	5,666	6,819	6,054
Class C	4,021	4,329	3,410	3,697	4,222

Total Class A & C Motor Homes	10,726	11,054	9,076	10,516	10,276
Class B Conversions (EuroVan Camper) (2)	308	763	703	854	600

(1)	The fiscal year ended August 31, 2002 contained 53 weeks, all other fiscal years contained 52 weeks.

(2)	Through March 1, 2003 the Company converted the EuroVan Camper.

The primary use of recreation vehicles for leisure travel and outdoor recreation has historically led to a peak retail selling season concentrated in the spring and summer months. The Company’s sales of recreation vehicles are generally influenced by this pattern in retail sales, but can also be affected by the level of dealer inventory.

The Company’s products are generally manufactured against orders from dealers and from time to time to build inventory to satisfy the peak selling season. As of August 30, 2003, the Company’s backlog of orders for Class A and Class C motor homes was 2,632 orders compared to 3,248 orders at August 31, 2002. The Company includes in its backlog all accepted purchase orders from dealers shippable within the next six months. Orders in backlog can be canceled or postponed at the option of the purchaser at any time without penalty and, therefore, backlog may not necessarily be a measure of future sales.

Presently, the Company meets its working capital requirements, capital equipment requirements and cash requirements of subsidiaries with funds generated internally.

Recreation Vehicles

Motor Homes  – A motor home is a self-propelled mobile dwelling used primarily as a temporary dwelling during vacation and camping trips.

The Recreation Vehicle Industry Association (RVIA) classifies motor homes into three types (Class A, Class B and Class C). The Company currently manufactures Class A and Class C motor homes.

Class A models are conventional motor homes constructed directly on medium-duty truck chassis which include the engine and drivetrain components. The living area and driver’s compartment are designed and produced by the recreation vehicle manufacturer.

Class B models are panel-type trucks to which sleeping, kitchen and/or toilet facilities are added. These models also have a top extension added to them for more head room.

Class C models are mini motor homes built on van-type chassis onto which the recreation vehicle manufacturer constructs a living area with access to the driver’s compartment. Certain models of the Company’s Class C units include van-type driver’s compartments built by the Company.

The Company currently manufactures and sells Class A and Class C motor homes under the Winnebago, Itasca, Rialta and Ultimate brand names. These motor homes generally provide living accommodations for four to seven persons and include kitchen, dining, sleeping and bath areas, and in some models, a lounge. Optional equipment accessories include, among other items, air conditioning, electric power plant, stereo system and a wide selection of interior equipment. The agreement between Winnebago Industries, Inc. and Volkswagen of America, Inc. to convert the Class B motor homes under the EuroVan Camper brand name terminated during fiscal 2003. The Company has discontinued this production.

The Company offers, with the purchase of any new Winnebago, Itasca, or Ultimate motor home, a comprehensive 12-month/15,000-mile warranty and a 3-year/36,000-mile warranty on sidewalls, floors and slide-out room assemblies. The Rialta has a 2-year/24,000-mile warranty. The EuroVan Camper has a 2-year/ 24,000-mile warranty on the conversion portion of the unit. Estimated warranty costs are accrued at the time of sale of the warranted products. Estimates of future warranty costs are based on prior experience and known current events.

The Company’s Class A and Class C motor homes are sold by dealers in the retail market at prices ranging from approximately $52,000 to more than $325,000, depending on size and model, plus optional equipment and delivery charges.

The Company currently manufactures Class A and Class C motor homes ranging in length from 27 to 40 feet and 21 to 31 feet, respectively. Class B motor homes converted by the Company (EuroVan Camper) were 17 feet in length.

Non-Recreation Vehicle Activities

OEM, Commercial Vehicles, and Other Products

OEM – Original equipment manufacturer sales are sales of component parts such as aluminum extrusions, metal stampings, rotational moldings, vacuum formed plastics, fiberglass components, panel lamination, electro-deposition painting of steel and sewn or upholstered items to outside manufacturers.

Commercial Vehicles – Commercial vehicles sales are shells primarily custom designed for the buyer’s special needs and requirements.

Discontinued Operations — Sale of Winnebago Acceptance Corporation’s Dealer Financing Receivables

On April 24, 2003 the Company sold its dealer financing receivables in Winnebago Acceptance Corporation (WAC) to GE Commercial Distribution Finance Corporation for approximately $34 million and recorded no gain or loss as the receivables were sold at book value. With the sale of its WAC receivables, the Company has discontinued dealer financing operations of WAC. Therefore, WAC’s operations were accounted for as discontinued operations in the accompanying consolidated financial statements.

Production

The Company’s Forest City facilities have been designed to provide vertically integrated production line manufacturing. The Company also operates a fiberglass manufacturing facility in Hampton, Iowa, a sewing operation in Lorimor, Iowa, two assembly plants and a cabinet door manufacturing facility in Charles City, Iowa. Manufacturing in the second assembly plant in Charles City, Iowa began in March, 2003. The Company is in the process of building an addition to the cabinet door manufacturing facility in Charles City with completion scheduled during January, 2004. The Company manufactures the majority of the components utilized in its motor homes, with the exception of the chassis, engines, auxiliary power units and appliances.

Most of the raw materials and components utilized by the Company are obtainable from numerous sources. The Company believes that substitutes for raw materials and components, with the exception of chassis, would be obtainable with no material impact on the Company’s operations. Certain components, however, are produced by only a small group of quality suppliers who presently have the capacity to supply sufficient quantities to meet the Company’s needs. This is especially true in the case of motor home chassis, where Ford Motor Company, Workhorse Custom Chassis LLC, Freightliner Custom Chassis Corporation and Volkswagen of America, Inc. are the Company’s dominant suppliers. Decisions by such suppliers to decrease chassis production, utilize chassis production internally, or shortages, production delays or work stoppages by the employees of such suppliers could have a material adverse effect on the Company’s ability to produce motor homes, and ultimately the results from operations. The Company purchases Class A and C chassis from Ford Motor Company, Class A chassis from Freightliner Custom Chassis Corporation, Workhorse Custom Chassis LLC and Spartan Motors, Inc., and Class C chassis from Chevrolet Motor Division and Volkswagen of America, Inc. Only three vendors accounted for as much as five percent of the Company’s raw material purchases in fiscal 2003, Workhorse Custom Chassis LLC, Ford Motor Company and Freightliner Custom Chassis Corporation (approximately 38 percent, in the aggregate).

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

Distribution and Financing

The Company markets its recreation vehicles on a wholesale basis to a diversified dealer organization located throughout the United States and, to a limited extent, in Canada. Foreign sales, including Canada, were less than two percent of net revenues in fiscal 2003. As of August 30, 2003 and August 31, 2002, the motor home dealer organization in the United States and Canada included approximately 310 and 295 dealer locations, respectively. During fiscal 2003, seven dealers accounted for approximately 25 percent of motor home unit sales and only one dealer accounted for as much as five percent of motor home unit sales, that dealer being La Mesa RV Center, Inc. which accounted for 7.6 percent.

All international sales (except Canada) are now handled by one distributor in Japan and one distributor in England who market the Company’s recreation vehicles.

The Company has sales agreements with dealers which generally have a term of five years. Many of the dealers are also engaged in other areas of business, including the sale of automobiles, and many dealers carry one or more competitive lines. The Company continues to place high emphasis on the capability of its dealers to provide complete service for its recreation vehicles. Dealers are obligated to provide full service for owners of the Company’s recreation vehicles, or in lieu thereof, to secure such service at their own expense from other authorized firms.

At August 30, 2003, the Company had a staff of 31 people engaged in field sales and service to the motor home dealer organization.

The Company advertises and promotes its products through national RV magazines and cable TV networks and on a local basis through trade shows, television, radio and newspapers, primarily in connection with area dealers.

Over 90 percent of recreation vehicle sales to dealers are made on cash terms. Most dealers are financed on a “floor plan” basis under which a bank or finance company lends the dealer all, or substantially all, of the purchase price, collateralized by security interest in the merchandise purchased. These repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, the Company will repurchase the financed merchandise. The agreements provide that the Company’s liability will not exceed 100 percent of the dealer invoice price and provide for periodic liability reductions based on the time since the date of the original invoice. These repurchase obligations generally expire upon the earlier to occur of (i) the dealer’s sale of the financed unit or (ii) one year from the date of the original invoice. The Company’s contingent liability on these repurchase agreements was approximately $245,701,000 and $244,130,000 at August 30, 2003 and August 31, 2002, respectively. Included in these contingent liabilities are approximately $898,000 and $1,049,000, respectively, of certain dealer receivables subject to recourse. The Company also entered into a repurchase agreement on February 1, 2002 with a banking institution which calls for a liability reduction of 2% of the original invoice every month for 24 months, at which time the repurchase obligation terminates. The Company’s contingent liability under this agreement was approximately $2,366,000 and $1,698,000 at August 30, 2003 and August 31, 2002, respectively. (See Note 6, “Contingent Liabilities and Commitments” in the Company’s Annual Report to Shareholders for the year ended August 30, 2003). The Company’s contingent liability under repurchase agreements varies significantly from time to time, depending upon general economic conditions, seasonal shipments, competition, dealer organization, gasoline availability and price and cost of bank financing.

Competition

The recreation vehicle market is highly competitive, both as to price and quality of the product. The Company believes its principal marketing advantages are the quality of its products, its dealer organization, its warranty and service capability and its marketing techniques. The Company also believes that its prices are competitive with the competition’s units of comparable size and quality.

The Company is the leading U.S. manufacturer of motor homes. For the 12 months ended August 30, 2003, RVIA reported U.S. manufacturers factory shipments of 40,200 Class A motor homes, 2,300 Class B motor homes and 17,600 Class C motor homes. Unit sales of such products by the Company for the last five fiscal years are shown on page 2 of this report. The Company has numerous competitors and potential competitors in this industry. The five largest manufacturers represented approximately 70 percent of the combined Class A and Class C motor home retail sales for the 12 months ended August 30, 2003, including the Company’s sales, which represented approximately 19 percent of the market. As the Company does not manufacture Class B motor homes but only completed a conversion package on these units, the Class B motor home comparison is not included in this report. The Company discontinued the converting of the Class B motor home during August, 2002. The Company is not a significant factor in the markets for its other recreation vehicle products and its non-recreation vehicle products and services.

Regulation, Trademarks and Patents

The Company is subject to a variety of federal, state and local regulations, including the National Traffic and Motor Vehicle Safety Act, under which the National Highway Traffic Safety Administration may require manufacturers to recall recreational vehicles that contain safety-related defects, and numerous state consumer protection laws and regulations relating to the operation of motor vehicles, including so-called “Lemon Laws.” The Company is subject to regulations promulgated by the Occupational Safety and Health Administration (OSHA). The Company’s facilities are periodically inspected by federal or state agencies, such as OSHA, concerned with workplace health and safety. The Company believes that its products and facilities comply in all material respects with the applicable vehicle safety, consumer protection, RVIA and OSHA regulations and standards. Amendments to any of these regulations or the implementation of new regulations, however, could significantly increase the cost of manufacturing, purchasing, operating or selling the Company’s products and could have a material adverse effect on the Company’s results of operations. The failure of the Company to comply with present or future regulations could result in fines being imposed on the Company, potential civil and criminal liability, suspension of sales or production, or cessation of operations. In addition, a major product recall could have a material adverse effect on the Company’s results of operations.

The Company’s operations are subject to a variety of federal and state environmental regulations relating to the use, generation, storage, treatment, emission and disposal of hazardous materials and wastes and noise pollution. Although the Company believes that it is currently in material compliance with applicable environmental regulations, the failure of the Company to comply with present or future regulations could result in fines being imposed on the Company, potential civil and criminal liability, suspension of production or operations, alterations to the manufacturing process, or costly cleanup or capital expenditures.

The Company has several registered trademarks within its motor home models, including Winnebago, Itasca, Minnie Winnie, Brave, Chieftain, Sunrise, Adventurer, Spirit, Sunflyer, Suncruiser, Sundancer, Rialta, Minnie, Ultimate, Ultimate Advantage, Ultimate Freedom, Horizon, Journey, Sunova, Sunstar, Vista, Sightseer, Meridian and Vectra.

Research and Development

Research and development expenditures are expensed as incurred. During fiscal 2003, 2002, and 2001, the Company spent approximately $3,464,000, $3,190,000, and $3,397,000, respectively, on research and development activities.

Human Resources

As of September 1, 2003, 2002 and 2001, the Company employed approximately 3,750, 3,685 and 3,325 persons, respectively. Of these, approximately 3,050, 3,025 and 2,675 persons, respectively, were engaged in manufacturing and shipping functions. None of the Company’s employees are covered under a collective bargaining agreement.

ITEM 2.  Properties

The Company’s principal manufacturing, maintenance and service operations are conducted in multi-building complexes owned by the Company, containing an aggregate of approximately 1,550,000 square feet in Forest City, Iowa. The Company also owns approximately 460,000 square feet of warehouse facilities located in Forest City. The Company leases approximately 220,000 square feet of its unoccupied manufacturing facilities in Forest City to others. The Company also owns a manufacturing facility (126,000 square feet) in Hampton, Iowa and manufacturing facilities (301,300 square feet) in Charles City, Iowa. The Company is in the process of constructing a 50,000 square foot addition to a facility in Charles City, Iowa. The Company anticipates completion of this addition during January, 2004. The Company leases a storage facility (16,700 square feet) in Hampton, Iowa and a manufacturing facility (19,600 square feet) in Lorimor, Iowa. Leases on the above leased facilities expire at various dates, the earliest of which is December 31, 2003. The Company’s facilities in Forest City are located on approximately 780 acres of land, all owned by the Company.

Most of the Company’s buildings are of steel or steel and concrete construction and are protected from fire with high-pressure sprinkler systems, dust collector systems, automatic fire doors and alarm systems. The Company believes that its facilities and equipment are well maintained, in excellent condition and suitable for the purposes for which they are intended. Should the Company require increased production capacity in the future, the Company believes that additional or alternative space adequate to serve the Company’s foreseeable needs would be available.

ITEM 3.  Legal Proceedings

The Company and the Winnebago Industries, Inc. Deferred Compensation Plan, Winnebago Industries, Inc. Deferred Incentive Formula Bonus Plan and Winnebago Industries, Inc. Deferred Compensation Plan and Deferred Bonus Plan Trust are Defendants in an action titled Sanft, et al vs. Winnebago Industries, Inc., et al which was filed in the United States District Court, Northern District of Iowa, Central Division, on August 30, 2001 and is currently pending. The Complaint includes claims by 21 of the participants in the Winnebago Industries, Inc. Deferred Compensation Plan and the Winnebago Industries, Inc. Deferred Incentive Formula Bonus Plan (the “Plans”) and alleges 23 separate causes of action including Federal common law breach of contract and unjust enrichment, breach of fiduciary duty and violation of ERISA vesting provisions and ERISA funding requirements. The suit seeks to negate certain amendments made to the Plans in 1994 which reduced the benefits which some participants would receive under the Plans. Shortly after this suit was filed, the Company moved for summary judgment on the basis that the applicable statute of limitations barred the claims of the Plaintiff and the putative class and on May 24, 2002, Chief Judge Mark W. Bennett, U.S. District Court, Northern District of Iowa, entered an Order Denying the Motion for Summary Judgment and he also denied the Company’s request for an interlocutory appeal on this issue. On January 31, 2003, the United States Magistrate Judge Paul A. Zoss, granted Plaintiff Sanft’s Motion to Amend the Complaint to add Edward Luppen as a second named representative plaintiff in this matter and also on January 31, 2003 the Plaintiffs filed a Motion for Class Certification and the Company subsequently filed a Resistance thereto. Chief Judge Bennett entered a Memorandum Opinion and Order Regarding Plaintiffs’ Motion for Class Certification on May 7, 2003 in which he denied the Plaintiffs’ Motion for Class Certification. The Plaintiffs thereafter on May 12, 2003 filed a Motion for Amendment of Order Denying Class Certification in which they requested that Chief Judge Bennett reconsider his decision to deny class certification or in the event that class certification was still denied, allow Plaintiffs’ counsel to notify the other participants in the Plan who were adversely affected by the 1994 amendments of the pendency of the litigation and their ability to join the suit as additional plaintiffs. On July 28, 2003 Chief Judge Bennett entered an Order ruling on such Motion in which he again refused to allow Class Certification but he did provide that Plaintiffs’ counsel could contact the other participants in the Plan who were adversely affected by the 1994 amendments. The Plaintiffs, on October 15, 2003, filed a Motion for Leave to Amend Complaint in which they requested that 19 additional Plan participants (of approximately 46 potential plaintiffs) be added as additional plaintiffs and by Order dated October 21, 2003, Magistrate Judge Zoss allowed such Motion. The Company believes that it has meritorious defenses to the Plaintiffs’ substantive claims including the statute of limitations defense which the Defendants plan to resubmit to the Court prior to trial which is currently scheduled for June, 2004. As of August 30, 2003, the Company had accrued estimated legal fees for the defense of this case. However, no other amounts have been accrued for the case because it is not possible at this time to properly assess the risk of an adverse verdict or the magnitude of possible exposure.

The Company is the Defendant in a class action entitled Jody Bartleson, et al vs. Winnebago Industries, Inc., which was filed in the United States District Court, Northern District of Iowa, Central Division on January 28, 2002. In the Complaint Ms. Bartleson, on her own behalf and as a representative of “others similarly situated,” alleges that such Plaintiffs were wrongfully classified by the Company as exempt employees when in fact they were non-exempt employees entitled to recover overtime compensation for work performed during the preceding three years. This suit was brought under the Federal Fair Labor Standards Act as an “opt in” class action, 21 people have joined the suit to date as plaintiffs. On October 24, 2003, the Magistrate Judge Paul A. Zoss entered an order approving an amendment to the Complaint whereby Plaintiffs’ counsel sought to add a claim under the Iowa Wage Payment Collection Act. The sole purpose of the amendment is to attempt to change the nature of the case from “opt in” class action where individual Plaintiffs must take an affirmative act to join the lawsuit to an “opt out” class, where all persons who have been exempt salaried employees over the past three years are included as plaintiffs unless they individually seek to “opt out” of the lawsuit. Even though the amendment was granted, the Court has not yet certified the action as an “opt out” class action. The Company believes that it has meritorious defenses to the Plaintiffs’ substantive claims. Trial of this case is currently scheduled to commence on September 13, 2004. As of August 30, 2003, the Company had accrued estimated legal fees for the defense of this case. However, no other amounts have been accrued for the case because it is not possible at this time to properly assess the risk of an adverse verdict or the magnitude of possible exposure.

The Company is also involved in various other legal proceedings which are ordinary routine litigation incident to its business, many of which are covered in whole or in part by insurance. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to this litigation, management is of the opinion that while the final resolution of any such litigation may have an impact on the Company’s consolidated results for a particular reporting period, the ultimate disposition of such litigation will not have any material adverse effect on the Company’s financial position, results of operations or liquidity.

ITEM 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

Name	Office (Year First Elected an Officer)	Age
Bruce D. Hertzke +	Chairman of the Board, Chief Executive Officer and President (1989)	52
Edwin F. Barker	Senior Vice President, Chief Financial Officer (1980)	56
Raymond M. Beebe	Vice President, General Counsel & Secretary (1974)	61
Robert L. Gossett	Vice President, Administration (1998)	52
Brian J. Hrubes	Controller (1996)	52
Roger W. Martin	Vice President, Sales and Marketing (2003)	43
William J. O'Leary	Vice President, Product Development (2001)	54
Robert J. Olson	Vice President, Manufacturing (1996)	52
Joseph L. Soczek, Jr	Treasurer (1996)	60
+ Director

Officers are elected annually by the Board of Directors. All of the foregoing officers have been employed by the Company as officers or in other responsible positions for at least the last five years.

PART II

ITEM 5.  Market for the Registrant's Common Equity and Related Stockholder Matters

Reference is made to information concerning the market for the Company’s common stock, cash dividends and related stockholder matters on page 40 of the Company’s Annual Report to Shareholders for the year ended August 30, 2003, which information is incorporated by reference herein. On October 15, 2003, the Board of Directors declared a cash dividend of $.10 per common share payable January 5, 2004 to shareholders of record on December 5, 2003. The Company paid dividends of $.20 per common share during fiscal years 2003 and 2002.

ITEM 6.  Selected Financial Data

Reference is made to the information included under the caption “Selected Financial Data” on pages 38 and 39 of the Company’s Annual Report to Shareholders for the year ended August 30, 2003, which information is incorporated by reference herein.

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 14 through 19 of the Company’s Annual Report to Shareholders for the year ended August 30, 2003, which information is incorporated by reference herein.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

As of August 30, 2003, the Company had an investment portfolio of short-term investments, which are classified as cash and cash equivalents of $99.4 million, of which $94.7 million are fixed income investments that are subject to interest rate risk and a decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until maturity and, therefore, the Company would not expect to recognize an adverse impact in income or cash flows in such an event.

ITEM 8.  Financial Statements and Supplementary Data

The consolidated financial statements of the Company which appear on pages 20 through 36 and the report of the independent accountants which appears on page 36, and the supplementary data under “Interim Financial Information (Unaudited)” on page 37 of the Company’s Annual Report to Shareholders for the year ended August 30, 2003, are incorporated by reference herein.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 10.  Directors and Executive Officers of the Registrant

Reference is made to the table entitled Executive Officers of the Registrant in Part One of this report and to the information included under the caption “Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held January 13, 2004, which information is incorporated by reference herein.

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s officers and directors and persons who beneficially own more than 10 percent of the Company’s common stock (collectively “Reporting Persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”) and the New York Stock Exchange. Reporting Persons are required by the SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received or written representations from certain Reporting Persons that no Forms 5 were required for those persons, the Company believes that, during fiscal year 2003, all the Reporting Persons complied with all applicable filing requirements, with the exception of Gerald Boman, who filed one late report reporting four transactions; Mary Jo Boman, who filed one late report reporting one transaction; Messrs. England, Kitch, Scott and Zimmerman, who each filed one late report reporting one transaction; and Messrs. Barker, Beebe, Gossett, Hertzke, Hrubes, Olson and Soczek, who each filed one late report reporting two transactions.

The Company has adopted a written code of ethics, the “Code of Ethics for CEO and Senior Financial Officials” (the “Code”) which is applicable to the Company’s Chief Executive Officer, Chief Financial Officer, Controller and Treasurer (collectively the “Senior Officers”). In accordance with the rules and regulations of the Securities and Exchange Commission, a copy of the Code has been filed as an exhibit to this Form 10-K, and is posted on the Company’s website. The Company intends to disclose any changes in or waivers from the Code applicable to any Senior Officer on its website at http://www.winnebagoind.com or by filing a Form 8-K.

ITEM 11.  Executive Compensation

Reference is made to the information included under the caption “Executive Compensation” in the Company’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held January 13, 2004, which information is incorporated by reference herein.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

Reference is made to the share ownership information included under the caption “Voting Securities and Principal Holders Thereof” in the Company’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held January 13, 2004, which information is incorporated by reference herein.

ITEM 13.  Certain Relationships and Related Transactions

Reference is made to the information included under the caption “Certain Transactions with Management” in the Company’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held January 13, 2004, which information is incorporated by reference herein.

ITEM 14.  Principal Accounting Fees and Services

Reference is made to the information included under the caption “Principal Accounting Fees and Services” in the Company’s Proxy Statement and for the Annual Meeting of Shareholders scheduled to be held January 13, 2004, which information is incorporated by reference herein.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.	The consolidated financial statements of the Company are incorporated by reference in ITEM 8 and an index to financial statements appears on page 15 of this report.

2.	Consolidated Financial Statement Schedules Winnebago Industries, Inc. and Subsidiaries

Report of Independent Auditors on Supplemental Financial Schedule	Page 16
II.	Valuation and Qualifying Accounts	17

All schedules, other than Schedule II, are omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto.

(a) 3.	The Exhibits

See Exhibit Index on pages 18 and 19.

(b)	8-K filings during quarter ended August 30, 2003.

On June 18, 2003, the Company filed a report on Form 8-K relating to a press release issued by the Company to announce its third quarter and 39-week earnings.

UNDERTAKING

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant’s Registration Statements on Form S-8 Nos. 2-40316 (which became effective on or about June 10, 1971), 2-82109 (which became effective on or about March 15, 1983), 33-21757 (which became effective on or about May 31, 1988), 33-59930 (which became effective on or about March 24, 1993) and 333-31595 (which became effective on or about July 18, 1997).

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
    (Principal Executive Officer)

Date: November 21, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on, November 21, 2003, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Capacity
/s/ Bruce D. Hertzke

Bruce D. Hertzke	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)
/s/ Ed Barker

Ed Barker	Senior Vice President, Chief Financial Officer (Principal Financial Officer)
/s/ Brian J. Hrubes

Brian J. Hrubes	Controller (Principal Accounting Officer)
/s/ Gerald E. Boman

Gerald E. Boman	Director
/s/ Jerry N. Currie

Jerry N. Currie	Director
/s/ Joseph W. England

Joseph W. England	Director
/s/ John V. Hanson

John V. Hanson	Director
/s/ Gerald C. Kitch

Gerald C. Kitch	Director
/s/ Richard C. Scott

Richard C. Scott	Director
/s/ Frederick M. Zimmerman

Frederick M. Zimmerman	Director

Index to Consolidated Financial Statements

Winnebago Industries, Inc. and Subsidiaries	*Page
Independent Auditors' Report	36
Consolidated Balance Sheets	20 & 21
Consolidated Statements of Income	22
Consolidated Statements of Cash Flows	23
Consolidated Statements of Changes in Stockholders' Equity	24
Notes to Consolidated Financial Statements	25-36

*	Refers to respective pages in the Company's 2003 Annual Report to Shareholders, a copy of which is attached hereto, which pages are incorporated herein by reference.

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders
Winnebago Industries, Inc.
Forest City, Iowa

We have audited the consolidated financial statements of Winnebago Industries, Inc. and subsidiaries (the Company) as of August 30, 2003 and August 31, 2002 and for each of the three years in the period ended August 30, 2003 and have issued our report thereon dated November 21, 2003. Such consolidated financial statements and report are included in your fiscal 2003 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company, as listed in Item 15(a)2. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP
Minneapolis, Minnesota
November 21, 2003

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	(Dollars in thousands)
Column A	Column B	Column C			Column D	Column E	Column F
		Additions (Reductions)
Period and Description	Balance at Beginning of Period	Charged to Cost and Expenses	Bad Debts Re- coveries		Deduc- tions Charge- offs	Other	Balance at End of Period
Year Ended August 30, 2003:
Provision for warranty reserve	$8,151	$13,085	$	- - -	$11,481	$ - - -	$9,755
Allowance for doubtful
accounts receivable	120	54		- - -	40	- - -	134
Allowance for doubtful
dealer receivables	96	(96)		- - -	- - -	- - -	- - -
Allowance for doubtful
notes receivable	25	- - -		- - -	- - -	- - -	25
Year Ended August 31, 2002:
Provision for warranty reserve	8,072	10,746		- - -	10,667	- - -	8,151
Allowance for doubtful
accounts receivable	244	(43)		1	82	- - -	120
Allowance for doubtful
dealer receivables	117	(24)		3	- - -	- - -	96
Allowance for doubtful
notes receivable	- - -	25		- - -	- - -	- - -	25
Year Ended August 25, 2001:
Provision for warranty reserve	8,114	9,711		- - -	9,753	- - -	8,072
Allowance for doubtful
accounts receivable	1,168	(45)		(31)	848	- - -	244
Allowance for doubtful
notes receivable	250	- - -		- - -	250	- - -	- - -
Allowance for doubtful
dealer receivables	27	79		11	- - -	- - -	117

Exhibit Index

3a.	Articles of Incorporation previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 27, 2000 (Commission File Number 1-6403), and incorporated by reference herein.

3b.

Amended Bylaws of the Registrant previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 2, 2002 (Commission File Number 1-6403), and incorporated by reference herein.

4a.

Continuing Guaranty, Commercial Security Agreement, Deposit Account Control Agreement and Collateral Receipts all dated October 1, 2003, whereby the Company guaranteed a certain debt obligation of Forest City Economic Development, Inc. to First Security Bank & Trust Company Charles City, Iowa.

10a.

Winnebago Industries, Inc. Stock Option Plan for Outside Directors previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 29, 1992 (Commission File Number 1-6403), and incorporated by reference herein.*

10b.

Amendment to Winnebago Industries, Inc. Deferred Compensation Plan previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 26, 1995 (Commission File Number 1-6403), and incorporated by reference herein.*

10c.

Amendment to Winnebago Industries, Inc. Profit Sharing and Deferred Savings and Investment Plan previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 26, 1995 (Commission File Number 1-6403), and incorporated by reference herein.*

10d.

Winnebago Industries, Inc. 1987 Non-Qualified Stock Option Plan previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 29, 1987 (Commission File Number 1-6403), and incorporated by reference herein.*

10e.

Winnebago Industries, Inc. Directors’ Deferred Compensation Plan previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 1997 (Commission File Number 1-6403) and incorporated by reference herein.*

10f.

Winnebago Industries, Inc. 1997 Stock Option Plan previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 1997 (Commission File Number 1-6403) and incorporated by reference herein.*

10g.

Amendment to Winnebago Industries, Inc. Executive Share Option Plan previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 29, 1999 (Commission File Number 1-6403), and incorporated by reference herein and the Amendment dated January 1, 2001 previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 24, 2001 (Commission File Number 1-6403), and incorporated by reference herein.*

10h.

Winnebago Industries, Inc. Rights Plan Agreement previously filed with the Registrant’s Current Report on Form 8-K dated May 3, 2000 (Commission File Number 1-6403) and incorporated by reference herein and the Amendment dated January 13, 2003 previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 1, 2003 (Commission File Number 1-6403), and incorporated by reference herein.

10i.	Amended Winnebago Industries, Inc. Officers’ Long-Term Incentive Plan, fiscal three-year period 2002, 2003 and 2004.*

10j.

Executive Change of Control Agreement dated January 17, 2001 between Winnebago Industries, Inc. and Bruce D. Hertzke previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 24, 2001 (Commission File Number 1-6403), and incorporated by reference herein.*

10k.

Executive Change of Control Agreement dated January 17, 2001 between Winnebago Industries, Inc. and Edwin F. Barker previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 24, 2001 (Commission File Number 1-6403), and incorporated by reference herein.*

10l.

Executive Change of Control Agreement dated January 17, 2001 between Winnebago Industries, Inc. and Raymond M. Beebe previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 24, 2001 (Commission File Number 1-6403), and incorporated by reference herein.*

10m.

   Executive Change of Control Agreement dated January 17, 2001 between Winnebago Industries, Inc. and Robert L. Gossett previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 24, 2001 (Commission File Number 1-6403), and incorporated by reference herein.*

Exhibit Index
Page Two

10n.

Executive Change of Control Agreement dated January 17, 2001 between Winnebago Industries, Inc. and Robert J. Olson previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 24, 2001 (Commission File Number 1-6403), and incorporated by reference herein.*

10o.

Executive Change of Control Agreement dated July 12, 2001 between Winnebago Industries, Inc. and William J. O’Leary previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 25, 2001 (Commission Report Number 1-6403), and incorporated by reference herein.*

10p.	Winnebago Industries, Inc. Officers’ Incentive Compensation Plan for fiscal 2004.*

10q.

Agreement dated March 13, 2002 between Winnebago Industries, Inc. and Bruce D. Hertzke filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 2, 2002 (Commission File Number 1-6403), and incorporated by reference herein.*

10r.	Amended Winnebago Industries, Inc. Officers’ Long-Term Incentive Plan, fiscal three-year period 2003, 2004 and 2005.*

10s.

Executive Change on Control Agreement dated March 13, 2003 between Winnebago Industries, Inc. and Roger W. Martin previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 1, 2003 (Commission File Number 1-6403), and incorporated by reference herein.*

10t.

Two Subordination Agreements both dated April 24, 2003 between Winnebago Acceptance Corporation and GE Commercial Distribution Finance Corporation previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2003 (Commission File Number 1-6403), and incorporated by reference herein.

10u.	Winnebago Industries, Inc. Officers’ Long-Term Incentive Plan, fiscal three-year period 2004, 2005 and 2006.*

13.	Winnebago Industries, Inc. Annual Report to Shareholders for the year ended August 30, 2003.

14.1	Winnebago Industries, Inc. Code of Ethics for CEO and Senior Financial Officers.

21.	List of Subsidiaries.

23.	Consent of Independent Auditors.

31.1	Winnebago Industries, Inc. Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 21, 2003.

31.2	Winnebago Industries, Inc. Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 21, 2003.

32.1	Winnebago Industries, Inc. Certification by the Chief Executive Officer for 906 Certification dated November 21, 2003.

32.2	Winnebago Industries, Inc. Certification by the Chief Financial Officer for 906 Certification dated November 21, 2003.

*Management contract or compensation plan or arrangement.