Form 10-Q
period 2003-11-29
WINNEBAGO INDUSTRIES INC
filed 2003-12-30
CIK 107687

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      November 29, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes  ☒  No  ☐.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐.

There were 16,942,123 shares of $.50 par value common stock outstanding on December 29, 2003.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES

PART I   Financial Information
Item 1.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

Dollars in thousands
ASSETS	November 29, 2003	August 30, 2003
CURRENT ASSETS
Cash and cash equivalents	$56,889	$99,381
Receivables, less allowance for doubtful
accounts ($106 and $134, respectively)	20,318	30,885
Inventories	127,881	114,282
Prepaid expenses and other assets	5,227	4,816
Deferred income taxes	8,145	7,925

Total current assets	218,460	257,289

PROPERTY AND EQUIPMENT, at cost
Land	1,000	999
Buildings	55,975	55,158
Machinery and equipment	95,102	94,208
Transportation equipment	9,180	9,218

	161,257	159,583
Less accumulated depreciation	98,338	96,265

Total property and equipment, net	62,919	63,318

INVESTMENT IN LIFE INSURANCE	22,627	22,794

DEFERRED INCOME TAXES	22,545	22,491

OTHER ASSETS	12,272	11,570

TOTAL ASSETS	$338,823	$377,462

See Unaudited Condensed Notes to Consolidated Financial Statements.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

Dollars in thousands
LIABILITIES AND STOCKHOLDERS’ EQUITY	November 29, 2003	August 30, 2003
CURRENT LIABILITIES
Accounts payable, trade	$44,275	$52,239
Income tax payable	8,872	—
Accrued expenses
Accrued compensation	13,919	15,749
Product warranties	10,418	9,755
Promotional	7,077	4,599
Insurance	5,131	5,087
Other	5,203	4,969

Total current liabilities	94,895	92,398

POSTRETIREMENT HEALTH CARE AND DEFERRED
COMPENSATION BENEFITS	76,684	74,438

STOCKHOLDERS’ EQUITY
Capital stock, common, par value $.50; authorized
60,000,000 shares: issued 25,888,000 shares	12,944	12,944
Additional paid-in capital	26,876	25,969
Reinvested earnings	347,283	331,039

	387,103	369,952
Less treasury stock, at cost	219,859	159,326

Total stockholders’ equity	167,244	210,626

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$338,823	$377,462

See Unaudited Condensed Notes to Consolidated Financial Statements.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

In thousands, except per share data
	Thirteen Weeks Ended
	November 29, 2003	November 30, 2002
Net revenues	$254,933	$233,347
Cost of goods sold	215,468	198,275

Gross profit	39,465	35,072

Operating expenses
Selling	4,561	4,687
General and administrative	5,738	5,104

Total operating expenses	10,299	9,791

Operating income	29,166	25,281
Financial income	303	275

Income before income taxes	29,469	25,556
Provision for taxes	11,402	9,678

Income from continuing operations	18,067	15,878
Income from discontinued operations (net of taxes)	—	400

Net income	$18,067	$16,278

Income per share – basic (Note 10)
From continuing operations	$1.02	$.85
From discontinued operations	—	.02

Net income	$1.02	$.87

Income per share – diluted (Note 10)
From continuing operations	$1.01	$.83
From discontinued operations	—	.02

Net income	$1.01	$.85

Weighted average shares of common stock
outstanding
Basic	17,649	18,719

Diluted	17,923	19,107

See Unaudited Condensed Notes to Consolidated Financial Statements.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands
	Thirteen Weeks Ended
	November 29, 2003	November 30, 2002
Cash flows from operating activities
Net income	$18,067	$16,278
Income from discontinued operations	—	(400)

Income from continuing operations	18,067	15,878
Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation and amortization	2,370	1,961
Tax benefit of stock options	1,297	550
Other	(30)	(63)
Change in assets and liabilities
Decrease in receivable and other assets	8,730	5,970
(Increase) decrease in inventories	(13,599)	8,795
Increase in deferred income taxes	(274)	(1,312)
Decrease in accounts payable and accrued expenses	(6,375)	(8,860)
Increase in income taxes payable	10,297	10,595
Increase in postretirement benefits	1,733	1,568

Net cash provided by continuing operations	22,216	35,082
Net cash used in discontinued operations	—	(2)

Net cash provided by operating activities	22,216	35,080

Cash flows used in investing activities
Purchases of property and equipment	(2,047)	(7,359)
Other	85	(997)

Net cash used in continuing operations	(1,962)	(8,356)
Net cash used in discontinued operations	—	(4,771)

Net cash used in investing activities	(1,962)	(13,127)

Cash flows (used in) provided by financing activities
and capital transactions
Payments for purchase of common stock	(63,979)	—
Payment of cash dividends	(1,823)	(7)
Proceeds from issuance of common and treasury stock	3,056	1,913

Net cash (used in) provided by financing activities and
capital transactions	(62,746)	1,906

Net (decrease) increase in cash and cash equivalents	(42,492)	23,859
Cash and cash equivalents – beginning of period	99,381	42,225

Cash and cash equivalents – end of period	$56,889	$66,084

See Unaudited Condensed Notes to Consolidated Financial Statements.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 1:   Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of November 29, 2003, the consolidated results of operations and the consolidated cash flows for the 13 weeks ended November 29, 2003 and November 30, 2002. The statement of income for the 13 weeks ended November 29, 2003, is not necessarily indicative of the results to be expected for the full year. The balance sheet data as of August 30, 2003 was derived from audited financial statements, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company’s Annual Report to Shareholders for the year ended August 30, 2003.

Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported net income or shareholders’ equity.

Accounting for Stock-Based Compensation. The Company adopted SFAS No. 123, Accounting for Stock-Based Compensation in fiscal 1997. The Company has elected to continue following the accounting guidance of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees for measurement and recognition of stock-based transactions with employees. No compensation cost has been recognized for options issued under the stock option plans because the exercise price of all options granted was not less than 100 percent of fair market value of the common stock on the date of grant. Had compensation cost for the stock options issued been determined based on the fair value at the grant date, consistent with provisions of SFAS No. 123, income and income per share for the 13 weeks ended November 29, 2003 and November 30, 2002 would have been changed to the proforma amounts indicated as follows:
	Thirteen Weeks Ended
	November 29, 2003	November 30, 2002
In thousands, except per-share amounts
Net income
Net income – as reported	$18,067	$16,278
Less estimated stock-based employee compensation
determined under fair value based method, net of tax	(535)	(457)

Net income – proforma	$17,532	$15,821

Earnings per common share
Basic – as reported	$1.02	$.87
Less estimated stock-based employee compensation
determined under fair value based method, net of tax	(.03)	(.02)

Basic – proforma	$.99	$.85

Diluted – as reported	$1.01	$.85
Less estimated stock-based employee compensation
determined under fair value based method, net of tax	(.03)	(.02)

Diluted – proforma	$.98	$.83

Weighted average common shares outstanding
Basic	17,649	18,719

Diluted	17,923	19,107

The Company estimated the fair values using the Black-Scholes option-pricing model, modified for dividends and using the following assumptions:

	2004	2003
Risk-free rate	2.81%	2.99%
Expected dividend yield	.72%	.78%
Expected stock price volatility	48.54%	49.25%
Expected option term	4 years	4 years
Fair value per option	$19.49	$14.19

NOTE 2:   Discontinued Operations

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

Winnebago Acceptance Corporation	Thirteen Weeks Ended November 30, 2002
Net revenues	$742,000

Income before income taxes	$615,000

Net income	$400,000

Income per share – basic	$.02

Income per share – diluted	$.02

Weighted average common shares outstanding (in thousands)
Basic	18,719

Diluted	19,107

NOTE 3:   New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities,” which addresses the reporting and consolidation of variable interest entities as they relate to a business enterprise. This interpretation incorporates and supercedes the guidance set forth in ARB No. 51, “Consolidated Financial Statements.” It requires the consolidation of variable interests into the financial statements of a business enterprise if that enterprise holds a controlling interest via other means than the traditional voting majority. FASB has amended FIN 46, now known as FIN 46 Revised December 2003 (FIN 46R). The requirements of FIN 46R are effective for the first reporting period after March 15, 2004. The Company does not believe adoption of this standard will significantly affect the Company’s financial condition or operating results.

NOTE 4:   Inventories

Inventories are valued at the lower of cost or market, with cost being determined under the last-in, first-out (LIFO) method and market defined as net realizable value.

Inventories consist of the following (dollars in thousands):

	November 29, 2003	August 30, 2003
Finished goods	$54,404	$36,140
Work in process	41,931	47,098
Raw materials	57,327	56,382

	153,662	139,620
LIFO reserve	(25,781)	(25,338)

	$127,881	$114,282

NOTE 5:   Warranties

Estimated warranty costs are provided at the time of sale of the warranted products. Estimates of future warranty costs are based on prior experience and known current events. The changes in the provision for warranty reserve for the 13 weeks ended November 29, 2003 and November 30, 2002 are as follows (dollars in thousands):

	November 29, 2003	November 30, 2002
Balance at beginning of year	$9,755	$8,151
Provision	3,893	3,677
Claims Paid	(3,230)	(3,079)

Balance at end of period	$10,418	$8,749

NOTE 6:   Contingent Liabilities and Commitments

It is customary practice for companies in the recreation vehicle industry to enter into repurchase agreements with lending institutions which have provided wholesale floor plan financing to dealers. Most dealers are financed on a “floor plan” basis under which a bank or finance company lends the dealer all, or substantially all, of the purchase price, collateralized by a security interest in the merchandise purchased. These repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, the Company will repurchase the financed merchandise. The agreements provide that the Company’s liability will not exceed 100 percent of the dealer invoice and provide for periodic liability reductions based on the time since the date of the original invoice. These repurchase obligations expire upon the earlier to occur of (i) the dealer’s sale of the financed unit or (ii) one year from the date of the original invoice. The Company’s contingent obligations under these repurchase agreements are reduced by the proceeds received upon the resale of any repurchased unit. The Company’s contingent liability on these repurchase agreements was approximately $291,019,000 and $245,701,000 at November 29, 2003 and August 30, 2003, respectively. The Company did not incur any losses under these repurchase agreements during the 13 weeks ended November 29, 2003.

Included in these contingent liabilities are certain dealer receivables subject to full recourse to the Company with Bank of America Specialty Group. Contingent liabilities under these recourse agreements were $680,000 and $898,000 at November 29, 2003 and August 30, 2003, respectively. The Company’s actual losses under these recourse agreements were approximately $40,000 during the 13 weeks ended November 29, 2003.

The Company also entered into a repurchase agreement on February 1, 2002 with a banking institution which calls for a liability reduction of 2% of the original invoice every month for 24 months, at which time the repurchase obligation terminates. The Company’s contingent liability under this agreement was approximately $2,151,000 and $2,366,000 at November 29, 2003 and August 30, 2003, respectively. The Company did not incur any actual losses under this repurchase agreement during the 13 weeks ended November 29, 2003.

The Company records repurchase and recourse reserves based on prior experience and known current events. The combined repurchase and recourse reserve balances are approximately $282,000 and $241,000 as of November 29, 2003 and August 30, 2003, respectively.

During the second quarter of fiscal 2002, the Company entered into a five year services agreement (the “Agreement”) with one of its suppliers (the “Supplier”) and the Forest City Economic Development, Inc. (the “FCED”), requiring the Supplier to provide RV paint services to the Company. Two of Winnebago’s officers have board seats on the 20 member FCED board. The FCED constructed and debt financed a paint facility on its land adjoining one of the Company’s manufacturing plants for the Supplier and the Supplier leases the land and facility from the FCED that matures in August 2012. In the event of termination of the Agreement by any of the parties involved before September 1, 2007, the rights and obligations of the Supplier’s lease would be transferred to the Company. As of November 30, 2003, the Supplier is current with paying its lease obligations to the FCED with approximately $4,000,000 remaining through August, 2012. Also, under the terms of the Agreement, the Company would be obligated to purchase from the Supplier approximately $750,000 of equipment installed in the paint facility at net book value and is obligated to assume ownership of approximately $45,000 in capital equipment leases.

Also in the second quarter of fiscal 2002, the Company guaranteed $700,000 of the FCED $2,200,000 bank debt for the construction of the paint facility to be leased by the Supplier. The Company also pledged a $500,000 certificate of deposit to the bank to collateralize a portion of its $700,000 guarantee.

During the first quarter of fiscal 2004, the debt obligations for the FCED’s paint facility were renegotiated from $2,200,000 to $2,925,000 and as part of this transaction, the Company executed a new guaranty whereby the guarantee was reduced from $700,000 to $500,000 with the Company continuing to agree to pledge a $500,000 certificate of deposit to the bank. The term of the guarantee coincides with the payment of the first $500,000 of debt obligations of the Supplier scheduled to be paid by February of 2006. As a result of the new guarantee, the Company has recorded a $500,000 liability which will be amortized as the FCED makes its monthly debt payments funded by monthly lease payments from the Supplier.

NOTE 7:   Supplemental Cash Flow Disclosure

For the periods indicated, the Company paid cash for the following (dollars in thousands):

	Thirteen Weeks Ended
	November 29, 2003	November 30, 2002
Interest	$80	$—
Income taxes	9	—

NOTE 8:   Dividend Declared

On October 15, 2003 the Board of Directors declared a cash dividend of $.10 per common share payable January 5, 2004 to shareholders of record on December 5, 2003.

NOTE 9:   Repurchase of Related Party Stock

In October 2003, pursuant to an authorization of the Board of Directors, the Company repurchased 1,450,000 shares of its common stock from Hanson Capital Partners, LLC (“HCP”). The shares were repurchased for an aggregate purchase price of $63,979,075 ($44.12 per share), plus interest in the approximate amount of $80,000. The agreement to repurchase the shares provided that the purchase price per share is at a 15 percent discount to the closing price on the New York Stock Exchange of $51.91 on October 17, 2003. The Company utilized cash on-hand to pay the purchase price of the stock in two installments (with the final installment paid in November 2003) with interest at the rate of two percent per annum on the outstanding balance. As of November 29, 2003, HCP owned 3,227,306 shares of the Company’s common stock and there were no further commitments on the part of the Company to purchase additional shares.

NOTE 10:   Income Per Share

The following table reflects the calculation of basic and diluted earnings per share for the 13 weeks ended November 29, 2003 and November 30, 2002.

	Thirteen Weeks Ended
In thousands except per share data	November 29, 2003	November 30, 2002
Earnings per share – basic
Income from continuing operations	$18,067	$15,878
Income from discontinued operations (net of
taxes)	—	400

Net income	$18,067	$16,278

Weighted average shares outstanding	17,649	18,719

Earnings per share – basic	$1.02	$.87

Earnings per share – assuming dilution
Income from continuing operations	$18,067	$15,878
Income from discontinued operations (net of
taxes)	—	400

Net income	$18,067	$16,278

Weighted average shares outstanding	17,649	18,719
Dilutive impact of options outstanding	274	388

Weighted average shares & potential
dilutive shares outstanding	17,923	19,107

Earnings per share – assuming dilution	$1.01	$.85

There were options outstanding to purchase 207,000 shares of common stock at a price of $52.99 per share, which were not included in the computation of diluted earnings per share during the 13 weeks ended November 29, 2003 because the options’ exercise price was greater than the average market price of the common stock.

For the 13 weeks ended November 30, 2002, all options were included in the computation of diluted earnings per share because no option’s exercise price was greater than the average market price of the common stock.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

Certain of the matters discussed in this report are “forward looking statements” as defined in the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties, including, but not limited to, reactions to actual or threatened terrorist attacks, availability and price of fuel, a significant increase in interest rates, a slowdown in the economy, availability of chassis, slower than anticipated sales of new or existing products, new product introductions by competitors, and other factors which may be disclosed throughout this report. Any forecasts and projections in this report are “forward looking statements,” and are based on management’s current expectations of the Company’s near-term results, based on current information available pertaining to the Company, including the aforementioned risk factors; actual results could differ materially. The Company undertakes no obligation to publicly update or revise any forward looking statements whether as a result of new information, future events or otherwise, except as required by law or the rules of the New York Stock Exchange.

CRITICAL ACCOUNTING POLICIES

In preparing the consolidated financial statements, we follow accounting principles generally accepted in the United States of America, which in many cases requires us to make assumptions, estimates and judgments that affect the amounts reported. Many of these policies are straightforward. There are, however, some policies that are critical because they are important in determining the financial condition and results of operations. These policies are described below and involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related income statement, asset and or liability amounts.

Revenue.  The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements” (SAB 101), as amended by SAB 101A and 101B. Revenue for manufacturing operations is generally recorded when all of the following conditions have been met:

1. An order for a product has been received from a dealer;
2.  Written or verbal approval for payment has been received from the dealer’s floor plan financing institution; and
3. The product is delivered to the dealer who placed the order.

Sales are generally made to dealers who finance their purchases under floor plan financing arrangements with banks or finance companies.

Repurchase Commitments.  Companies in the recreation vehicle industry enter into repurchase agreements with lending institutions which have provided wholesale floor plan financing to dealers. These agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, the Company will repurchase the financed merchandise. The agreements also provide that the Company’s liability will not exceed 100 percent of the dealer invoice and provide for periodic liability reductions based on the time since the date of the original invoice. These repurchase obligations generally expire upon the earlier to occur of (i) the dealer’s sale of the financed unit or (ii) one year from the date of the original invoice. The Company’s ultimate contingent obligation under these repurchase agreements is reduced by the proceeds received upon the resale of any repurchased unit. The gross repurchase obligation will vary depending on the season and the level of dealer inventories. Past losses under these agreements have not been significant and lender repurchase obligations have been funded out of working capital. The Company records an estimated expense and loss reserve in each accounting period based upon its extensive history and experience of its repurchase agreements with the lenders of the Company’s dealers.

Warranty.    The Company offers to its customers a variety of warranties on its products ranging from one to three years in length. Estimated costs related to product warranty are accrued at the time of sale and included in cost of sales. Estimated costs are based upon past warranty claims and unit sales history and adjusted as required to reflect actual costs incurred, as information becomes available. A significant increase in dealership labor rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize.

Other.    The Company has reserves for other loss exposures, such as litigation, taxes, product liability, worker’s compensation, employee medical claims, inventory and accounts receivable. The Company also has loss exposure on loan guarantees. Establishing loss reserves for these matters requires the use of estimates and judgment in regards to risk exposure and ultimate liability. The Company estimates losses under the programs using consistent and appropriate methods; however, changes in assumptions could materially affect the Company’s recorded liabilities for loss.

RESULTS OF OPERATIONS

Thirteen Weeks Ended November 29, 2003 Compared to Thirteen Weeks Ended November 30, 2002

Net revenues for the 13 weeks ended November 29, 2003 were $254,933,000, an increase of $21,586,000, or 9.3 percent from the 13-week period ended November 30, 2002. Motor home unit deliveries (Class A and C) during the first quarter of fiscal 2004 were 2,962 units, an increase of 37 units, or 1.3 percent, compared to the first quarter of fiscal 2003. When comparing the two quarters, the increase in revenue percentage was more than the increase in unit percentage as the Company’s average unit selling price increased due to a larger mix of diesel products and product enhancements.

Gross profit, as a percent of net revenues, was 15.5 percent for the 13 weeks ended November 29, 2003 compared to 15.0 percent for the 13 weeks ended November 30, 2002. The Company’s higher gross profit percentage was due primarily to production volume increases and a favorable mix of delivered products during the first quarter of fiscal 2004.

Selling expenses were $4,561,000, or 1.8 percent of net revenues during the first quarter of fiscal 2004 compared to $4,687,000, or 2.0 percent of net revenues during the first quarter of fiscal 2003. Lower advertising costs were the primary cause of the reductions in dollars and percentage.

General and administrative expenses were $5,738,000, or 2.3 percent of net revenues during the 13 weeks ended November 29, 2003 compared to $5,104,000, or 2.2 percent of net revenues during the 13 weeks ended November 30, 2002. The increases in dollars and percentage were caused primarily by a charitable contribution and an increase in product liability costs during the first quarter of fiscal 2004.

The Company had net financial income of $303,000 for the first quarter of fiscal 2004 compared to net financial income of $275,000 for the comparable quarter of fiscal 2003. The increase in financial income when comparing the two periods was due to higher average cash balances available for investing during the first quarter of fiscal 2004 offset partially by lower interest rates during that same period.

The effective income tax rate increased to 38.7 percent during the 13 weeks ended November 29, 2003 from 37.9 percent during the 13 weeks ended November 30, 2002. The increase in the effective tax rate was caused primarily by increased state taxes during the first quarter of fiscal 2004.

During fiscal 2003, the Company sold its dealer financing receivables in Winnebago Acceptance Corporation (WAC). With the sale of its WAC receivables, the Company has discontinued dealer financing operations of the WAC subsidiary. Therefore, WAC’s operations were accounted for as discontinued operations in the accompanying consolidated financial statements. Income from discontinued operations (net of taxes) for the 13 weeks ended November 30, 2002 was $400,000 or $.02 per diluted share.

For the first quarter of fiscal 2004, the Company had net income of $18,067,000, or $1.01 per diluted share compared to the first quarter of fiscal 2003‘s net income of $16,278,000, or $.85 per diluted share. Net income and earnings per diluted share increased by 11.0 percent and 18.8 percent, respectively, when comparing the first quarter of fiscal 2004 to the first quarter of fiscal 2003. The difference in percentages when comparing net income to net earnings per share was primarily due to a lower number of outstanding shares of the Company’s common stock during the 13 weeks ended November 29, 2003 due to the Company’s repurchase of shares during fiscal 2004 and 2003. (See Note 10 of the Unaudited Condensed Notes to Consolidated Financial Statements).

LIQUIDITY AND FINANCIAL CONDITION

The Company generally meets its working capital, capital equipment and other cash requirements with funds generated from operations.

At November 29, 2003, working capital was $123,565,000, a decrease of $41,326,000 from the amount at August 30, 2003. The Company’s principal uses of cash during the 13 weeks ended November 29, 2003 were $63,979,000 for the HCP purchase of shares of the Company’s Common Stock (See Note 9), $2,047,000 for the purchase of property and equipment, and $1,823,000 for the payment of cash dividends. The Company’s sources and uses of cash during the 13 weeks ended November 29, 2003 are set forth in the unaudited consolidated condensed statement of cash flows for that period.

Estimated demands at November 29, 2003 on the company’s liquid assets for the remainder of fiscal 2004 include capital expenditures of approximately $7,800,000 and approximately $5,082,000 for the payment of cash dividends. On March 19, 2003, the Board of Directors authorized the purchase of outstanding shares of the Company’s common stock, depending on market conditions, for an aggregate purchase price of up to $20 million. As of November 29, 2003 (disregarding the HCP purchase, See Note 9), 345,899 shares had been repurchased under this authorization for an aggregate consideration of approximately $9,700,000.

Management currently expects its cash on hand and funds from operations to be sufficient to cover both short-term and long-term operating requirements.

COMPANY OUTLOOK

Demographics are in favor of the Company as its target market of consumers age 50 and older is expected to increase for the next 30 years. In addition to growth to the target market due to the aging of the baby boom generation, a study conducted by the University of Michigan for the RV industry shows that the age of people interested in purchasing RVs is also expanding to include younger buyers under 35 years of age as well as older buyers over age 75 who are staying healthy and active much later in life. This study also shows an increased interest in owning RVs by a larger percentage of all U.S. households.

Unaudited order backlog for the Company is as follows:

Sales Order Backlog:	November 29, 2003	November 30, 2002
Class A gas	1,023	996
Class A diesel	818	319
Class C	927	635

TOTAL BACKLOG	2,768	1,950

The Company includes in its backlog all accepted purchase orders from dealers shippable within the next six months. Orders in backlog can be canceled or postponed at the option of the purchaser at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Item 3.   Quantitative And Qualitative Disclosures About Market Risk

As of November 29, 2003, the Company had an investment portfolio of short-term investments, which are classified as cash and cash equivalents of $56,889,000, of which $54,719,000 are fixed income investments that are subject to interest rate risk and a decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until maturity (which approximates 45 days) and, therefore, the Company would not expect to recognize an adverse impact in income or cash flows in such an event.

Item 4.   Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, on the effectiveness of our disclosure controls and procedures as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors of
Winnebago Industries, Inc.
Forest City, Iowa

We have reviewed the accompanying condensed consolidated balance sheet of Winnebago Industries, Inc. and subsidiaries (the Company) as of November 29, 2003, and the related condensed consolidated statements of income and cash flows for the 13-week period ended November 29, 2003 and the 13-week period ended November 30, 2002, respectively. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of August 30, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated November 21, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 30, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/   Deloitte & Touche LLP
Deloitte & Touche LLP
Minneapolis, Minnesota
December 30, 2003

PART II   Other Information

Item 1.	Legal Proceedings

There have been no further material developments in the litigation described under “Legal Proceedings” from that contained in the Company’s 2003 Annual Report on Form 10-K.

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

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits – See Exhibit Index on page 17.

(b)	8-K filings during quarter ended November 29, 2003.

On October 14, 2003 the Company filed a report on Form 8-K relating to a press release issued by the Company to announce the anticipated date of its fourth quarter and 2003 fiscal year earnings announcement.

On October 16, 2003 the Company filed a report on Form 8-K relating to a press release issued by the Company to announce its fourth quarter and 2003 fiscal year earnings.

On October 21, 2003 the Company filed a report on Form 8-K relating to a press release issued by the Company to announce the repurchase of 1,450,000 shares of its common stock from Hanson Capital Partners, LLC.

On November 14, 2003 the Company filed a report on Form 8-K relating to a press release issued by the Company to announce that Hanson Capital Partners, LLC has entered into a written plan relating to future sales of the Company’s common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC. (Registrant)
Date: December 30, 2003	/s/ Bruce D. Hertzke Bruce D. Hertzke Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)
Date: December 30, 2003	/s/ Edwin F. Barker Edwin F. Barker Senior Vice President – Chief Financial Officer, (Principal Financial Officer)

Exhibit Index

10e.	Winnebago Industries, Inc. Directors’ Deferred Compensation Plan as amended on October 15, 2003.

15.	Letter regarding Unaudited Interim Financial Statement.

31.1	Winnebago Industries, Inc. Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated December 30, 2003.

31.2	Winnebago Industries, Inc. Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated December 30, 2003.

32.1	Winnebago Industries, Inc. Certification by the Chief Executive Officer for 906 Certification dated December 30, 2003.

32.2.	Winnebago Industries, Inc. Certification by the Chief Financial Officer for 906 Certification dated December 30, 2003.