Form 10-Q
period 2004-02-28
WINNEBAGO INDUSTRIES INC
filed 2004-04-08
CIK 107687

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     X      No          .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes     X      No          .

There were 34,020,387 shares of $.50 par value common stock outstanding on April 7, 2004.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES

PART I   Financial Information
Item 1.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except par value
ASSETS	February 28, 2004	August 30, 2003
CURRENT ASSETS
Cash and cash equivalents	$56,716	$99,381
Receivables, less allowance for doubtful
accounts ($136 and $134, respectively)	41,165	30,885
Inventories	137,383	114,282
Prepaid expenses and other assets	4,528	4,816
Deferred income taxes	9,499	7,925

Total current assets	249,291	257,289

PROPERTY AND EQUIPMENT, at cost
Land	1,000	999
Buildings	56,455	55,158
Machinery and equipment	97,106	94,208
Transportation equipment	9,217	9,218

	163,778	159,583
Less accumulated depreciation	100,366	96,265

Total property and equipment, net	63,412	63,318

DEFERRED INCOME TAXES	23,165	22,491

INVESTMENT IN LIFE INSURANCE	22,421	22,794

OTHER ASSETS	12,891	11,570

TOTAL ASSETS	$371,180	$377,462

See Unaudited Condensed Notes to Consolidated Financial Statements.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except par value
LIABILITIES AND STOCKHOLDERS’ EQUITY	February 28, 2004	August 30, 2003
CURRENT LIABILITIES
Accounts payable, trade	$50,598	$52,239
Income tax payable	6,060	—
Accrued expenses
Accrued compensation	16,636	15,749
Product warranties	11,890	9,755
Promotional	11,345	4,599
Insurance	5,320	5,087
Other	7,177	4,969

Total current liabilities	109,026	92,398

POSTRETIREMENT HEALTH CARE AND DEFERRED
COMPENSATION BENEFITS	78,523	74,438

STOCKHOLDERS’ EQUITY
Capital stock, common, par value $.50; authorized
60,000,000 shares: issued 51,776,000 shares	25,888	25,888
Additional paid-in capital	14,639	13,025
Reinvested earnings	361,469	331,039

	401,996	369,952
Less treasury stock, at cost	218,365	159,326

Total stockholders’ equity	183,631	210,626

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$371,180	$377,462

See Unaudited Condensed Notes to Consolidated Financial Statements.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

In thousands, except per share data
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 28, 2004	March 1, 2003	February 28, 2004	March 1, 2003
Net revenues	$266,033	$185,958	$520,966	$419,305
Cost of goods sold	231,004	159,590	446,472	357,865

Gross profit	35,029	26,368	74,494	61,440

Operating expenses
Selling	4,461	4,068	9,022	8,755
General and administrative	6,039	2,932	11,777	8,036

Total operating expenses	10,500	7,000	20,799	16,791

Operating income	24,529	19,368	53,695	44,649
Financial income	283	420	586	695

Income before income taxes	24,812	19,788	54,281	45,344
Provision for taxes	8,932	7,898	20,334	17,576

Income from continuing operations	15,880	11,890	33,947	27,768
Income from discontinued operations (net of taxes)	—	419	—	819

Net income	$15,880	$12,309	$33,947	$28,587

Income per share – basic (Note 10)
From continuing operations	$.47	$.32	$.98	$.74
From discontinued operations	—	.01	—	.02

Net income	$.47	$.33	$.98	$.76

Income per share – diluted (Note 10)
From continuing operations	$.46	$.31	$.96	$.73
From discontinued operations	—	.01	—	.02

Net income	$.46	$.32	$.96	$.75

Weighted average shares of common stock
outstanding
Basic	33,928	37,550	34,613	37,500

Diluted	34,545	38,224	35,196	38,226

On January 14, 2004, the Company’s Board of Directors declared a two-for-one stock split effected in the form of a 100% stock dividend on March 5, 2004 to shareholders of record as of February 20, 2004. All share and per share amounts have been restated to give retroactive effect to the stock split.

See Unaudited Condensed Notes to Consolidated Financial Statements.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands
	Twenty-Six Weeks Ended
	February 28, 2004	March 1, 2003
Cash flows from operating activities
Net income	$33,947	$28,587
Income from discontinued operations	—	(819)

Income from continuing operations	33,947	27,768
Adjustments to reconcile net income to net cash provided by
operating activities
Depreciation and amortization	4,759	4,017
Tax benefit of stock options	2,328	867
Other	504	389
Change in assets and liabilities
(Increase) decrease in receivable and other assets	(11,446)	10,479
Increase in inventories	(23,101)	(13,751)
Increase in deferred income taxes	(2,248)	(1,412)
Increase (decrease) in accounts payable and accrued expenses	10,568	(1,604)
Increase in income taxes payable	7,485	1,737
Increase in postretirement benefits	2,891	2,343

Net cash provided by continuing operations	25,687	30,833
Net cash provided by discontinued operations	—	8

Net cash provided by operating activities	25,687	30,841

Cash flows used in investing activities
Purchases of property and equipment	(4,967)	(17,559)
Other	(115)	(1,458)

Net cash used in continuing operations	(5,082)	(19,017)
Net cash used in discontinued operations	—	(4,255)

Net cash used in investing activities	(5,082)	(23,272)

Cash flows used in financing activities and capital transactions
Payments for purchase of common stock	(63,979)	(10,521)
Payment of cash dividends	(3,517)	(1,887)
Proceeds from issuance of common and treasury stock	4,226	2,121

Net cash used in financing activities and
capital transactions	(63,270)	(10,287)

Net decrease in cash and cash equivalents	(42,665)	(2,718)
Cash and cash equivalents – beginning of period	99,381	42,225

Cash and cash equivalents – end of period	$56,716	$39,507

See Unaudited Condensed Notes to Consolidated Financial Statements.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 1:   Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of February 28, 2004, the consolidated results of operations for the 13 and 26 weeks ended February 28, 2004 and March 1, 2003 and the consolidated cash flows for the 26 weeks ended February 28, 2004 and March 1, 2003. The statement of income for the 26 weeks ended February 28, 2004, is not necessarily indicative of the results to be expected for the full year. The balance sheet data as of August 30, 2003 was derived from audited financial statements, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company’s Annual Report to Shareholders for the year ended August 30, 2003.

Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported net income or shareholders’ equity. All share and per share amounts have been restated to give retroactive effect to the stock split.

Accounting for Stock-Based Compensation. The Company adopted SFAS No. 123, Accounting for Stock-Based Compensation in fiscal 1997. The Company has elected to continue following the accounting guidance of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees for measurement and recognition of stock-based transactions with employees. No compensation cost has been recognized for options issued under the stock option plans because the exercise price of all options granted was not less than 100 percent of fair market value of the common stock on the date of grant. Had compensation cost for the stock options issued been determined based on the fair value at the grant date, consistent with provisions of SFAS No. 123, income and income per share for the 13 and 26 weeks ended February 28, 2004 and March 1, 2003 would have been changed to the proforma amounts indicated as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 28, 2004	March 1, 2003	February 28, 2004	March 1, 2003
In thousands, except per-share amounts
Net income
Net income – as reported	$15,880	$12,309	$33,947	$28,587
Less estimated stock-based employee compensation
determined under fair value based method	(808)	(558)	(1,616)	(1,015)

Net income – proforma	$15,072	$11,751	$32,331	$27,572

Earnings per common share
Basic – as reported	$.47	$.33	$.98	$.76
Less estimated stock-based employee compensation
determined under fair value based method	(.02)	(.02)	(.05)	(.03)

Basic – proforma	$.45	$.31	$.93	$.73

Diluted – as reported	$.46	$.32	$.96	$.75
Less estimated stock-based employee compensation
determined under fair value based method	(.02)	(.01)	(.04)	(.03)

Diluted – proforma	$.44	$.31	$.92	$.72

Weighted average common shares outstanding
Basic	33,928	37,550	34,613	37,500

Diluted	34,545	38,224	35,196	38,226

The Company estimated the fair values using the Black-Scholes option-pricing model, modified for dividends and using the following assumptions:

	2004	2003
Risk-free rate	2.60 – 2.81%	2.99%
Expected dividend yield	.72 – .73%	.78%
Expected stock price volatility	48.19 – 48.54%	49.25%
Expected option term	4 years	4 years
Fair value per option	$ 10.04	$ 7.11

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

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
In thousands, except per-share amounts	March 1, 2003	March 1, 2003
Winnebago Acceptance Corporation
Net revenues	$770	$1,512

Income before income taxes	$644	$1,259

Net income	$419	$819

Income per share – basic	$.01	$.02

Income per share – diluted	$.01	$.02

Weighted average common shares outstanding
Basic	37,550	37,500

Diluted	38,224	38,226

NOTE 3:   New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities,” which addresses the reporting and consolidation of variable interest entities as they relate to a business enterprise. This interpretation incorporates and supercedes the guidance set forth in Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements.” It requires the consolidation of variable interest entities into the financial statements of a business enterprise if that enterprise holds a controlling interest via other means than the traditional voting majority. The FASB has amended FIN 46, now known as FIN 46 Revised December 2003 (FIN 46R). The requirements of FIN 46R are effective for the first reporting period ending after March 15, 2004. The Company does not believe adoption of this standard will significantly affect the Company’s financial condition or operating results.

In January 2004, the FASB issued FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (Act). The Act introduced a prescription drug benefit and federal subsidy to sponsors of retiree health care benefit plans. FASB Staff Position No. FAS 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer recognition of the effects of the Act in accounting for its retiree healthcare benefit plans until authoritative guidance on accounting for subsidies provided by the Act is issued. SFAS No. 106,

“Employers’ Accounting for Postretirement Benefits Other Than Pension,” requires enacted changes in relevant laws to be considered in current period measurements of postretirement benefit costs and accumulated postretirement benefit obligation. The Company provides prescription drug benefits to certain eligible retirees and has elected the one-time deferral of accounting for the effects of the Act. These unaudited condensed consolidated financial statements and accompanying notes do not reflect the effects of the Act on the postretirement benefit plan. The Company intends to analyze the Act, along with the authoritative guidance, when issued, to determine if its benefit plan needs to be amended and how to record the effects of the Act. Specific guidance on the accounting for the federal subsidy provided by the Act is pending and that guidance, when issued, could require the Company to change previously reported postretirement benefit information.

The FASB issued Financial Accounting Standards No. 132 Revised (FAS 132R), “Employers’ Disclosure About Pensions and Other Postretirement Benefits.” A revision of the pronouncement originally issued in 1998, FAS 132R expands employers’ disclosure requirements for pension and postretirement benefits to enhance information about plan assets, obligations, benefit payments, contributions and net benefit cost. FAS 132R does not change the accounting requirements for pensions and other postretirement benefits. This statement is effective for fiscal years ending after December 15, 2003, with interim-period disclosure requirements effective for interim periods beginning after December 15, 2003. Accordingly, the Company will implement FAS 132R beginning with its third quarter of fiscal 2004. The Company is currently evaluating the effect of this pronouncement on its financial statement disclosures.

NOTE 4:   Inventories

Inventories are valued at the lower of cost or market, with cost being determined under the last-in, first-out (LIFO) method and market defined as net realizable value.

Inventories consist of the following (dollars in thousands):

	February 28, 2004	August 30, 2003
Finished goods	$55,250	$36,140
Work in process	41,990	47,098
Raw materials	66,352	56,382

	163,592	139,620
LIFO reserve	(26,209)	(25,338)

	$137,383	$114,282

NOTE 5:   Warranties

Estimated warranty costs are provided at the time of sale of the warranted products. Estimates of future warranty costs are based on prior experience and known current events. The changes in the provision for warranty reserve for the 26 weeks ended February 28, 2004 and March 1, 2003 are as follows (dollars in thousands):

	February 28, 2004	March 1, 2003
Balance at beginning of year	$9,755	$8,151
Provision	8,030	6,723
Claims paid	(5,895)	(5,504)

Balance at end of period	$11,890	$9,370

NOTE 6:   Contingent Liabilities and Commitments

Repurchase Commitments.

It is customary practice for companies in the recreation vehicle industry to enter into repurchase agreements with lending institutions which have provided wholesale floorplan financing to dealers.

Most dealers are financed on a “floorplan” basis under which a bank or finance company lends the dealer all, or substantially all, of the purchase price, collateralized by a security interest in the merchandise purchased. These repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, the Company will repurchase the financed merchandise. The agreements provide that the Company’s liability will not exceed 100 percent of the dealer invoice and provide for periodic liability reductions based on the time since the date of the original invoice. These repurchase obligations expire upon the earlier to occur of (i) the dealer’s sale of the financed unit or (ii) one year from the date of the original invoice. The Company’s contingent obligations under these repurchase agreements are reduced by the proceeds received upon the resale of any repurchased unit. The Company’s contingent liability on these repurchase agreements was approximately $358,361,000 and $245,701,000 at February 28, 2004 and August 30, 2003, respectively. The Company did not incur any losses under these repurchase agreements during the 26 weeks ended February 28, 2004.

Included in these contingent liabilities are certain dealer receivables subject to full recourse to the Company with Bank of America Specialty Group. Contingent liabilities under these recourse agreements were $-0- and $898,000 at February 28, 2004 and August 30, 2003, respectively. The Company’s actual losses under these recourse agreements were approximately $40,000 and $-0- during the 26 weeks ended February 28, 2004 and March 1, 2003, respectively.

The Company also entered into a repurchase agreement on February 1, 2002 with a banking institution which calls for a liability reduction of 2% of the original invoice every month for 24 months, at which time the repurchase obligation terminates. The Company’s contingent liability under this agreement was approximately $1,839,000 and $2,366,000 at February 28, 2004 and August 30, 2003, respectively. The Company did not incur any actual losses under this repurchase agreement during the 26 weeks ended February 28, 2004.

The Company records repurchase and recourse reserves based on prior experience and known current events. The combined repurchase and recourse reserve balances are approximately $319,000 and $241,000 as of February 28, 2004 and August 30, 2003, respectively.

Guarantees.

During the second quarter of fiscal 2002, the Company entered into a five year services agreement (the “Agreement”) with one of its suppliers (the “Supplier”) and the Forest City Economic Development, Inc. (the “FCED”), requiring the Supplier to provide RV paint services to the Company. Two of Winnebago’s officers have board seats on the 20 member FCED board. The FCED constructed and debt financed a paint facility on its land adjoining one of the Company’s manufacturing plants for the Supplier and the Supplier leases the land and facility from the FCED under a lease that expires in August 2012. In the event of termination of the Agreement by any of the parties involved before September 1, 2007, the rights and obligations of the Supplier’s lease would be transferred to the Company. As of February 28, 2004, the Supplier is current with its lease obligations to the FCED with approximately $3,932,000 remaining to be paid through August 2012. Also, under the terms of the Agreement, the Company would be obligated to purchase from the Supplier approximately $750,000 of equipment installed in the paint facility at net book value and is obligated to assume payment obligations for approximately $45,000 in capital equipment leases.

Also in the second quarter of fiscal 2002, the Company guaranteed $700,000 of the FCED $2,200,000 bank debt for the construction of the paint facility leased by the Supplier. The Company also pledged a $500,000 certificate of deposit to the bank to collateralize a portion of its $700,000 guarantee.

During the first quarter of fiscal 2004, the debt obligations for the FCED’s paint facility were renegotiated from $2,200,000 to $2,925,000 and as part of this transaction, the Company executed a new guaranty whereby the guarantee was reduced from $700,000 to $500,000 with the Company continuing to agree to pledge a $500,000 certificate of deposit to the bank. The term of the guarantee coincides with the payment of the first $500,000 of lease obligations of the Supplier scheduled to be paid by February of 2006. As a result of the new guarantee, the Company has recorded a $500,000 liability which will be amortized as the FCED makes its monthly debt payments funded by monthly lease payments from the Supplier.

During the second quarter of fiscal 2004, the Company entered into a five-year limited guaranty agreement (“Guarantee Agreement”) with a leasing corporation (“Landlord”) and one of its suppliers (the “Supplier”). The Landlord will construct a paint facility through debt financing on land adjoining one of the Company’s manufacturing plants for the Supplier. The Landlord and the Supplier have signed a ten-year lease agreement that is to commence when the paint facility is completed, which is currently expected to be approximately $2,200,000. The Guarantee Agreement states that the Company will guarantee interest only payments due from the Supplier during the construction phase of the paint facility (first payment due April 1, 2004) and the first 60 monthly lease payments (totaling approximately $1,559,000) once the lease commences. As of February 28, 2004, no liability has been recorded in relation to this guarantee as the Landlord did not secure financing for construction of the paint facility until March 2004.

Litigation.

Reference is made to Item 3 (Legal Proceedings) in the Company’s Annual Report on Form 10-K for the year ended August 30, 2003 for a description of certain litigation entitled Sanft, et al vs. Winnebago Industries, Inc., et al, which is incorporated herein by this reference. Oral arguments on certain motions associated with this case are scheduled to be held on April 23, 2004. In the event that such motions do not dispose of the case, trial is scheduled to commence June 21, 2004. The Company continues to believe that it has meritorious defenses to the Plaintiffs’ substantive claims including the statue of limitations defense. As of February 28, 2004, the Company had accrued estimated legal fees for the defense of this case. However, no other amounts have been accrued for the case because it is not possible at this time to properly assess the risk of an adverse verdict or the magnitude of possible exposure.

Reference is made to Legal Proceedings contained in Part 2, Item 1 of this Quarterly Report on Form 10-Q for a description of other legal proceedings in which the Company is involved.

The Company is not otherwise subject to any pending or threatened litigation other than routine litigation arising in the ordinary course of our business operations, none of which is expected to have a material adverse effect on our financial condition, results of operations, or cash flows.

NOTE 7:   Supplemental Cash Flow Disclosure

For the periods indicated, the Company paid cash for the following (dollars in thousands):

	Twenty-Six Weeks Ended
	February 28, 2004	March 1, 2003
Interest	$80	$--
Income taxes	12,631	16,707

NOTE 8:   Stock Split Announced and Dividend Declared

On January 14, 2004, the Board of Directors approved a 2 for 1 split of the Company’s common stock effective on March 5, 2004 to shareholders of record on Feburary 20, 2004. The stock split was effected in the form of a 100 percent stock dividend. Also on January 14, 2004, the Board of Directors declared a cash dividend of $.05 per common share payable April 5 to shareholders of record on March 5, 2004, amended on January 27, 2004 to be payable on April 15 to shareholders of record on March 15, 2004.

NOTE 9:   Repurchase of Related Party Stock

In October 2003, pursuant to an authorization of the Board of Directors, the Company repurchased 2,900,000 shares of its common stock from Hanson Capital Partners, LLC (“HCP”). The shares were repurchased for an aggregate purchase price of $63,979,075 ($22.06 per share), plus interest in the approximate amount of $80,000. The agreement to repurchase the shares provided that the purchase price per share was at a 15 percent discount to the closing price on the New York Stock Exchange of $25.96 on October 17, 2003. The Company utilized cash on-hand and proceeds from maturing investments to pay the purchase price.

NOTE 10:   Income Per Share

The following table reflects the calculation of basic and diluted earnings per share for the 13 and 26 weeks ended February 28, 2004 and March 1, 2003.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
In thousands except per share data	February 28, 2004	March 1, 2003	February 28, 2004	March 1, 2003
Earnings per share – basic
Income from continuing operations	$15,880	$11,890	$33,947	$27,768
Income from discontinued operations
(net of taxes)	—	419	—	819

Net income	$15,880	$12,309	$33,947	$28,587

Weighted average shares outstanding	33,928	37,550	34,613	37,500

Earnings per share – basic	$.47	$.33	$.98	$.76

Earnings per share – assuming dilution
Income from continuing operations	$15,880	$11,890	$33,947	$27,768
Income from discontinued operations
(net of taxes)	—	419	—	819

Net income	$15,880	$12,309	$33,947	$28,587

Weighted average shares outstanding	33,928	37,550	34,613	37,500
Dilutive impact of options outstanding	617	674	583	726

Weighted average shares & potential
dilutive shares outstanding	34,545	38,224	35,196	38,226

Earnings per share – assuming dilution	$.46	$.32	$.96	$.75

There were options outstanding to purchase 44,000 shares of common stock at a price of $34.855 per share, which were not included in the computation of diluted earnings per share during the 13 weeks ended February 28, 2004 because the options’ exercise price was greater than the average market price of the common stock.

For the 13 weeks ended March 1, 2003, there were options outstanding to purchase 28,000 shares of common stock at a price of $19.7375 per share, which were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common stock.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains statements which may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding future events and the future performance of the Company involve risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, without limitation, reactions to actual or threatened terrorist attacks, availability and price of fuel, a significant increase in interest rates, a slow down in the economy, availability of chassis, slower than anticipated sales of new or existing products, new product introductions by competitors, and other factors which may be disclosed throughout this report.

Although management believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this report. Winnebago Industries undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise, except as required by law or the rules of the New York Stock Exchange.

It is suggested that this management’s discussion be read in conjunction with the management’s discussion included in the Company’s Annual Report to Shareholders for the year ended August 30, 2003.

BUSINESS OVERVIEW

Winnebago Industries, Inc., headquartered in Forest City, Iowa, is the leading United States (U.S.) manufacturer of motor homes, self-contained recreation vehicles used primarily in leisure travel and outdoor recreation activities. The Company’s products are subjected to what the Company believes is the most rigorous testing in the RV industry. The Company markets its recreation vehicles on a wholesale basis to approximately 300 dealer locations as of February 28, 2004 and March 1, 2003.

For the calendar year ended December 31, 2003 and the calendar year ended December 31, 2002, the Company delivered 11,015 and 11,811 motor homes, respectively. These deliveries accounted for approximately 18.4 percent and approximately 20.5 percent share, respectively, of the total U.S. motor home wholesale market, per Recreation Vehicle Industry Association (RVIA) data.

Winnebago Industries was incorporated under the laws of the state of Iowa on February 12, 1958, and adopted its present name on February 28, 1961.

CRITICAL ACCOUNTING POLICIES

We consider the accounting policies used in preparing our financial statements to be critical accounting policies when they are both important to the portrayal of our financial condition and results of operation and require us to make difficult, subjective, or complex judgments. Critical accounting policies normally result from the need to make estimates about the effect of matters that are inherently uncertain. Management has discussed the development and selection of our critical accounting policies with the audit committee of the Company’s Board of Directors. In each of the areas that were identified as critical accounting policies, our judgments, estimates, and assumptions are impacted by conditions that change over time. As a result, in the future there could be changes in our assets and liabilities, increases or decreases in our expenses, and additional losses or gains that are material to our financial condition and results of operations.

Revenue.   The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements” (SAB 101), as amended by SAB 101A and 101B. Revenue for manufacturing operations is generally recorded when all of the following conditions have been met:

1.	an order for a product has been received from a dealer;
2.	written or verbal approval for payment has been received from the dealer’s floorplan financing institution; and
3.	the product is delivered to the dealer who placed the order.

Sales are generally made to dealers who finance their purchases under floorplan financing arrangements with banks or finance companies.

Repurchase Commitments.   Companies in the recreation vehicle industry enter into repurchase agreements with lending institutions which have provided wholesale floorplan financing to dealers. These agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, the Company will repurchase the financed merchandise. The agreements also provide that the Company’s liability will not exceed 100 percent of the dealer invoice and provide for periodic liability reductions based on the time since the date of the original invoice. These repurchase obligations generally expire upon the earlier to occur of (i) the dealer’s sale of the financed unit or (ii) one year from the date of the original invoice. The Company’s ultimate contingent obligation under these repurchase agreements is reduced by the proceeds received upon the resale of any repurchased unit. The gross repurchase obligation will vary depending on the season and the level of dealer inventories. Past losses under these agreements have not been significant and lender repurchase obligations have been funded out of working capital. The Company records an estimated expense and loss reserve in each accounting period based upon its extensive history and experience of its repurchase agreements with the lenders of the Company’s dealers.

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

SELECTED CONSOLIDATED STATEMENTS OF INCOME DATA

Current Quarter Compared to Same Quarter Last Year

The following is an analysis of changes in key items included in the consolidated statements of income for the 13-week period ended February 28, 2004 compared to the 13-week period ended March 1, 2003.

			Thirteen Weeks Ended
Dollars in thousands, except per share data	Thirteen Weeks Ended February 28, 2004		Feb. 28, 2004	Mar. 1, 2003
	Increase (Decrease)	% Change	% of Net Revenues

Net revenues	$80,075	43.1%	100.0%	100.0%
Cost of goods sold	71,414	44.7	86.8	85.8

Gross profit	8,661	32.8	13.2	14.2
Selling expenses	393	9.7	1.7	2.2
General and administrative expenses	3,107	106.0	2.3	1.6

Operating income	5,161	26.6	9.2	10.4
Financial income	(137)	(32.6)	0.1	0.2
Provision for taxes	1,034	13.1	3.3	4.2

Net income before disc. operations	3,990	33.6	6.0	6.4
Discontinued operations	(419)			0.2

Net income	$3,571	29.0%	6.0%	6.6%

Diluted earnings per share	$0.14	43.8%

Net revenues for the 13 weeks ended February 28, 2004 increased 43.1 percent to $266.0 million in the second quarter compared to $186.0 million for the quarter ended March 1, 2003. Unit deliveries consisted of the following:

	Thirteen Weeks Ended February 28, 2004	Thirteen Weeks Ended March 1, 2003	Increase	% Change
Class A motor homes (gas)	1,268	1,157	111	9.6%
Class A motor homes (diesel)	716	366	350	95.6%
Class C motor homes	1,038	736	302	41.0%

Total deliveries	3,022	2,259	763	33.8%

Revenues increased 43.1 percent during the 13 weeks ended February 28, 2004, but unit deliveries increased only 33.8 percent due primarily to a mix change which included a 95.6 percent increase in Class A diesel unit deliveries. This increase in diesel deliveries as well as the overall increase in total motor home volume contributed to the increased revenues experienced by the Company during the thirteen weeks ended February 28, 2004.

Gross profit as a percentage of net revenues was lower during the thirteen weeks ended February 28, 2004 (13.2%) when compared to the thirteen weeks ended March 1, 2003 (14.2%). Unfavorably impacting the period ended February 28, 2004 were the recording of a reserve of $1,870,000 (representing .7% of the decline) associated with the recall of 5,143 diesel motor homes in which the liquid propane tank needs to be inspected for stress cracks and new mounting brackets installed, a more competitively priced product mix and relatively higher manufacturing expense levels.

General and administrative expenses increased 106.0 percent in the second quarter of fiscal 2004 to $6.0 million compared to $2.9 million for the quarter ended March 1, 2003. The increases in percentage and dollar amount during the thirteen weeks ended February 28, 2004 when compared to the thirteen weeks ended March 1, 2003 were due primarily to $1,450,000 of higher stock-based incentive compensation expense and an increase of approximately $600,000 in management incentive programs in fiscal 2004 and to a reduction in product liability expenses of approximately $500,000 in fiscal 2003.

Financial income was lower when comparing the two 13-week periods primarily due to lower interest rates during the period ended February 28, 2004.

The overall effective income tax rate decreased to 36 percent for the second quarter of fiscal 2004 from 39.9 percent during the second quarter of fiscal 2003. The decrease was primarily due to a decrease in non-deductible losses in the Winnebago Health Care Management Company.

Net income and earnings per diluted share increased by 29.0 percent and 43.8 percent, respectively when comparing the second quarter of fiscal 2004 to the second quarter of fiscal 2003. The difference in percentages was primarily due to a lower number of outstanding shares of the Company’s common stock during the 13 weeks ended February 28, 2004 as a result of common stock repurchases by the Company. (See Note 9 of the Unaudited Condensed Notes to Consolidated Financial Statements.)

On January 14, 2004, the Company’s Board of Directors declared a two-for-one stock split effected in the form of a 100% stock dividend distributed on March 5, 2004 to shareholders of record as of February 20, 2004. All share and per share amounts have been restated to give retroactive effect to the stock split.

Current Year-to-Date Compared to Same Period Last Year

The following is an analysis of changes in key items included in the consolidated statements of income for the 26-week period ended February 28, 2004 compared to the 26-week period ending March 1, 2003.

			Twenty-Six Weeks Ended
Dollars in thousands, except per share data	Twenty-Six Weeks Ended February 28, 2004		Feb. 28, 2004	Mar. 1, 2003
	Increase (Decrease)	% Change	% of Net Revenues
Net revenues	$101,661	24.2%	100.0%	100.0%
Cost of goods sold	88,607	24.8	85.7	85.4

Gross profit	13,054	21.2	14.3	14.6
Selling	267	3.0	1.7	2.1
General and administrative	3,741	46.6	2.3	1.9

Operating income	9,046	20.3	10.3	10.6
Financial income	(109)	(15.7)	0.1	0.2
Provision for taxes	2,758	15.7	3.9	4.2

Net income before disc. operations	6,179	22.3	6.5	6.6
Discontinued operations	(819)			0.2

Net income	$5,360	18.7%	6.5%	6.8%

Diluted earnings per share	$0.21	28.0%

Net revenues for the 26 weeks ended February 28, 2004 increased 24.2 percent to $521.0 million compared to $419.3 million for the 26 weeks ended March 1, 2003. Unit deliveries consisted of the following:

	Twenty-Six Weeks Ended February 28, 2004	Twenty-Six Weeks Ended March 1, 2003	Increase (Decrease)	% Change
Class A motor homes (gas)	2,610	2,677	(67)	(2.5%)
Class A motor homes (diesel)	1,245	773	472	61.1%
Class C motor homes	2,129	1,734	395	22.8%

Total deliveries	5,984	5,184	800	15.4%

The 61.1 percent increase in Class A diesel unit deliveries as well as the overall increase in total motor home volume contributed to the increased revenues experienced by the Company during the twenty-six weeks ended February 28, 2004.

Gross profit as a percentage of net revenues was lower during the twenty-six weeks ended February 28, 2004 (14.3%) when compared to the twenty-six weeks ended March 1, 2003 (14.6%). Unfavorably impacting the period ended February 28, 2004 were the recording of a reserve of $1,870,000 (representing almost .4% of the decline) associated with the recall of 5,143 diesel motor homes in which the liquid propane tank needs to be inspected for stress cracks and new mounting brackets installed, a more competitively priced product mix and relatively higher manufacturing expense levels.

General and administrative expenses increased 46.6 percent during the first half of fiscal 2004 to $11.8 million compared to $8.0 million from the first half of fiscal 2003. The increases in percentage and dollar amount during the twenty-six weeks ended February 28, 2004 when compared to the twenty-six weeks ended March 1, 2003 were due primarily to $950,000 of higher stock-based incentive compensation expense and increases of approximately $800,000 in management incentive programs in fiscal 2004 and to a reduction in product liability expenses of approximately $550,000 in the first half of fiscal 2003.

The overall effective income tax rate decreased to 37.5 percent for the first half of fiscal 2004 from 38.8 percent during the first half of fiscal 2003. The decrease was primarily due to a decrease in non-deductible losses in the Winnebago Health Care Management Company. Net income and earnings per diluted share increased by 18.7 percent and 28.0 percent, respectively when comparing the first half of fiscal 2004 to the first half of fiscal 2003. The difference in percentages was primarily due to a lower number of outstanding shares of the Company’s common stock during the 26 weeks ended February 28, 2004 as a result of common stock repurchases by the Company. (See Note 9 of the Unaudited Condensed Notes to Consolidated Financial Statements.)

On January 14, 2004, the Company’s Board of Directors declared a two-for-one stock split effected in the form of a 100% stock dividend distributed on March 5, 2004 to shareholders of record as of February 20, 2004. All share and per share amounts have been restated to give retroactive effect to the stock split.

LIQUIDITY AND FINANCIAL CONDITION

The Company meets its working capital, capital equipment and other cash requirements with funds generated from operations. The Company’s capital equipment requirements for the 26-week periods ended February 28, 2004 and March 1, 2003 were $5.0 million and $17.6 million, respectively.

During the six months ended February 28, 2004, the Company’s working capital decreased by $24,626,000. The primary causes of the decrease were the repurchase of shares of the Company’s common stock, purchases of property and equipment and payment of cash dividends partially offset by cash generated by the Company’s operations.

Net cash provided by operating activities for the 26 weeks ended February 28, 2004 was $25,687,000, which was relatively consistent with the $30,841,000 provided by operating activities for the twenty-six weeks ended March 1, 2003. During the 26-week period ended February 28, 2004, operating activities were effected by the following:

Cash from operations of $33,947,000 and production schedule increases causing larger accounts payable and accrued expense balances providing $10,568,000, whereas uses of cash were $23,101,000 for increased inventory levels due to higher production levels and to meet seasonal demand for motor home deliveries and $11,446,000 for increase trade receivables which historically are collected within eight business days.

The primary uses of cash for investing activities were for capital equipment requirements. Property and equipment purchases decreased $12,592,000 from last year due to the completion of the production assembly facility in Charles City, Iowa in the first half of 2003.

Repurchases of the Company’s common stock from HCP for $63,979,000 and payments of $3,517,000 in quarterly dividends, were the primary uses of cash in financing activities for the period ended February 28, 2004. Company common stock repurchases of $10,521,000 and the $1,887,000 payment of semiannual dividends were the primary uses of cash in financing activities for the period ended March 1, 2003.

More complete disclosure of the Company’s sources and uses of cash during the 26 weeks, ended February 28, 2004, are set forth in the unaudited consolidated condensed statement of cash flows for that period.

On February 28, 2004 the Company’s cash and cash equivalents balance was $56,716,000. Estimated demands at February 28, 2004 on the Company’s liquid assets for the remainder of fiscal 2004 include capital expenditures of approximately $5,300,000, primarily for production equipment, and approximately $3,500,000 for the payment of cash dividends. On March 19, 2003, the Board of Directors authorized the repurchase of outstanding shares of the Company’s common stock, depending on market conditions, for an aggregate purchase price of up to $20 million. As of February 28, 2004 (not including the repurchase from HCP which was authorized separately, See Note 9), 691,798 shares had been repurchased under this authorization for an aggregate consideration of approximately $9,700,000. As of February 28, 2004, there was no contracted obligation between the Company and HCP to repurchase additional shares of the Company’s common stock.

COMPANY OUTLOOK

The Company’s long-term growth demographics are in its favor as its target market of consumers age 50 and older is expected to increase for the next 30 years. In addition to growth in the target market due to the aging of the baby boom generation, a study conducted by the University of Michigan for the RV industry shows that the age of people interested in purchasing RVs is also expanding to include younger buyers under 35 years of age as well as older buyers over age 75 who are staying healthy and active much later in life. This study also shows an increased interest in owning RVs by a larger percentage of all U.S. households.

Order backlog for the Company’s motor homes is as follows:

	February 28, 2004	March 1, 2003	Increase	% Change
Class A motor homes (gas)	1,234	732	502	68.6%
Class A motor homes (diesel)	794	297	497	167.3%
Class C motor homes	905	861	44	5.1%

Total backlog	2,933	1,890	1,043	55.2%

The Company includes in its backlog all accepted purchase orders from dealers shippable within the next six months. Orders in backlog can be canceled or postponed at the option of the purchaser at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of February 28, 2004, the Company had an investment portfolio of short-term investments, which are classified as cash and cash equivalents of $56,716,000, of which $50,899,000 are fixed income investments that are subject to interest rate risk and a decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until maturity (which approximates 45 days) and, therefore, the Company would not expect to recognize an adverse impact in income or cash flows in such an event.

Item 4.   CONTROLS AND PROCEDURES

The Company has established disclosure controls and procedures, which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on their evaluation, they concluded that our disclosure controls and procedures were effective in achieving the objectives for which they were designed.

Furthermore, there have been no changes in our internal control over financial reporting during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors of
Winnebago Industries, Inc.
Forest City, Iowa

We have reviewed the accompanying consolidated balance sheets of Winnebago Industries, Inc. and subsidiaries (the Company) as of February 28, 2004, and the related consolidated statements of income for the 13-week and 26-week periods and the condensed consolidated statements of cash flows for the 26-week periods ended February 28, 2004 and March 1, 2003, respectively. These financial statements are the responsibility of the Company’s management.

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

/s/   Deloitte & Touche LLP
Deloitte & Touche LLP
Minneapolis, Minnesota
April 8, 2004

PART II   Other Information

Item 1.	Legal Proceedings

Reference is made to Item 3 (Legal Proceedings) in the Company’s Annual Report on Form 10-K for the year ended August 30, 2003, for a description of certain litigation entitled Sanft, et al vs. Winnebago Industries, Inc., et al which is incorporated herein by this reference. In late 2003 and early 2004 extensive discovery was conducted by both parties. In February the Company filed its Second Motion for Summary Judgment and the Plaintiffs filed a Motion for Partial Summary Judgment. The Company’s Motion suggests that following substantial discovery in the case there can be no dispute that all of the Plaintiffs’claims are barred by the applicable statute of limitations. The Plaintiffs’ Motion for Partial Summary Judgment on Count I of their Complaint requests that the Court declare that the amendments made to the Plan in 1994 were illegal and unenforceable. Oral arguments on both such Motions are scheduled to be held before Chief Judge Bennett on April 23, 2004. In the event that such Motions do not dispose of the case, trial is scheduled to commence before Chief Judge Bennett (“bench trial”) commencing on June 21, 2004. The Company continues to believe that it has meritorious defenses to the Plaintiffs’ substantive claims, including the statute of limitations defense. As of February 28, 2004, the Company had accrued estimated legal fees for the defense of this case. However, no other amounts have been accrued for the case because it is not possible at this time to properly assess the risk of an adverse verdict or the magnitude of possible exposure.

Reference is also made to Item 3 (Legal Proceedings) in the Company’s Annual Report on Form 10-K for the year ended August 30, 2003 for a description of certain litigation entitled Jody Bartleson, et al vs. Winnebago Industries, Inc., et al which is incorporated herein by this reference.

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

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of shareholders was held January 13, 2004.

(b)	The breakdown of votes for the election of two directors was as follows*:

	Votes Cast For	Authority Withheld
Irvin E. Aal (2007)	15,800,575	65,335
Joseph W. England (2007)	15,811,069	54,841

*There were no broker nonvotes.

(c)	Directors whose terms continued after the shareholders meeting:

Gerald E. Boman	(2005)
Jerry N. Currie	(2005)
Frederick M. Zimmerman	(2005)
John V. Hanson	(2006)
Bruce D. Hertzke	(2006)
Gerald C. Kitch	(2006)

(  )   Represents year of Annual Meeting that individual’s term will expire.

(d)	The breakdown of votes for the Winnebago Industries, Inc. 2004 Incentive Compensation Plan was as follows:

Votes Cast For	Votes Cast Against	Abstentions and Broker Non-Votes
12,707,949	24,499	1,827,291

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits — See Exhibit Index on page 23.

(b)	8-K filings during quarter ended February 28, 2004.

On December 12, 2003, the Company filed a report on Form 8-K relating to a press release issued by the Company to announce the anticipated date of its first quarter of fiscal 2004 earnings announcement.

On December 17, 2003, the Company filed a report on Form 8-K relating to a press release issued by the Company to announce its first quarter of fiscal 2004 earnings.

On January 27, 2004, the Company filed a report on Form 8-K to revise its previously announced cash dividend record and payment dates due to an overlap with the timing of the Company’s stock split.

On February 13, 2004, the Company filed a report on Form 8-K relating to a press release issued by the Company to announce that Hanson Capital Partners, LLC entered into a written plan relating to future sales of the Company’s common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.

(Registrant)
Date	April 8, 2004	/s/ Bruce D. Hertzke

Bruce D. Hertzke Chairman of the Board, Chief Executive Officer, and President
(Principal Executive Officer)

Date	April 8, 2004	/s/ Edwin F. Barker

Edwin F. Barker Senior Vice President – Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

3b.	Amended bylaws of the Registrant.

4b.

Limited Guaranty dated February 27, 2004 whereas Winnebago Industries, Inc. will act as the Guarantor to a certain lease agreement between HCC Leasing Corporation (Landlord) and CDI, LLC, an Indiania Limited Liability Company (Tenant).

10i.	Winnebago Industries, Inc. Officers’ Long-Term Incentive Plan, fiscal three-year period 2002, 2003 and 2004 as amended on March 16, 2004*.

10r.	Winnebago Industries, Inc. Officers’ Long-Term Incentive Plan, fiscal three-year period 2003, 2004 and 2005 as amended on March 16, 2004*.

15.	Letter regarding Unaudited Interim Financial Statement.

20.	Item 3 (Legal Proceedings) from Winnebago Industries, Inc.'s Annual Report on Form 10-K for the year ended August 30, 2003.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated April 8, 2004.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated April 8, 2004.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 8, 2004.

32.2.	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 8, 2004.

*Management contract or compensation plan or arrangement.