Form 10-Q
period 2004-05-29
WINNEBAGO INDUSTRIES INC
filed 2004-07-02
CIK 107687

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 29, 2004

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
Yes     X      No          .

There were 33,666,978 shares of $.50 par value common stock outstanding on July 1, 2004.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES

Part I   Financial Information
Item 1.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except par value
ASSETS	May 29, 2004	August 30, 2003
CURRENT ASSETS
Cash and cash equivalents	$95,521	$99,381
Receivables, less allowance for doubtful
accounts ($138 and $134, respectively)	26,792	30,885
Inventories	127,273	114,282
Prepaid expenses and other assets	4,549	4,816
Deferred income taxes	10,066	7,925

Total current assets	264,201	257,289

PROPERTY AND EQUIPMENT, at cost
Land	1,000	999
Buildings	56,608	55,158
Machinery and equipment	99,297	94,208
Transportation equipment	9,276	9,218

	166,181	159,583
Less accumulated depreciation	102,537	96,265

Total property and equipment, net	63,644	63,318

DEFERRED INCOME TAXES	25,833	22,491

INVESTMENT IN LIFE INSURANCE	22,706	22,794

OTHER ASSETS	12,484	11,570

TOTAL ASSETS	$388,868	$377,462

See Unaudited Condensed Notes to Consolidated Financial Statements.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except par value
LIABILITIES AND STOCKHOLDERS’ EQUITY	May 29, 2004	August 30, 2003
CURRENT LIABILITIES
Accounts payable, trade	$48,483	$52,239
Income tax payable	6,289	—
Accrued expenses
Accrued compensation	18,781	15,749
Product warranties	12,975	9,755
Promotional	15,002	4,599
Insurance	5,791	5,087
Other	6,186	4,969

Total current liabilities	113,507	92,398

POSTRETIREMENT HEALTH CARE AND DEFERRED
COMPENSATION BENEFITS	85,717	74,438

STOCKHOLDERS’ EQUITY
Capital stock, common, par value $.50; authorized
60,000,000 shares: issued 51,776,000 shares	25,888	25,888
Additional paid-in capital	14,514	13,025
Reinvested earnings	377,473	331,039

	417,875	369,952
Less treasury stock, at cost	228,231	159,326

Total stockholders’ equity	189,644	210,626

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$388,868	$377,462

See Unaudited Condensed Notes to Consolidated Financial Statements.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

In thousands, except per share data
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 29, 2004	May 31, 2003	May 29, 2004	May 31, 2003
Net revenues	$310,186	$200,211	$831,152	$619,516
Cost of goods sold	264,167	177,065	710,639	534,930

Gross profit	46,019	23,146	120,513	84,586

Operating expenses
Selling	4,756	4,652	13,778	13,407
General and administrative	13,187	4,251	24,964	12,287

Total operating expenses	17,943	8,903	38,742	25,694

Operating income	28,076	14,243	81,771	58,892
Financial income	366	306	952	1,001

Income before income taxes	28,442	14,549	82,723	59,893
Provision for taxes	10,738	5,554	31,072	23,129

Income from continuing operations	17,704	8,995	51,651	36,764
Income from discontinued operations (net of taxes)	—	334	—	1,152

Net income	$17,704	$9,329	$51,651	$37,916

Income per share – basic (Note 11)
From continuing operations	$.52	$.25	$1.50	$.99
From discontinued operations	—	.01	—	.03

Net income	$.52	$.26	$1.50	$1.02

Income per share – diluted (Note 11)
From continuing operations	$.51	$.24	$1.48	$.97
From discontinued operations	—	.01	—	.03

Net income	$.51	$.25	$1.48	$1.00

Weighted average shares of common stock
outstanding
Basic	33,963	36,514	34,396	37,172

Diluted	34,525	37,098	34,972	37,850

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

See Unaudited Condensed Notes to Consolidated Financial Statements.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands
	Thirty-Nine Weeks Ended
	May 29, 2004	May 31, 2003
Cash flows from operating activities
Net income	$51,651	$37,916
Income from discontinued operations	—	(1,152)

Income from continuing operations	51,651	36,764
Adjustments to reconcile net income to net cash provided by
operating activities
Depreciation and amortization	7,173	6,395
Tax benefit of stock options	2,328	955
Other	617	325
Change in assets and liabilities
Decrease in receivable and other assets	2,843	3,994
Increase in inventories	(12,991)	(1,430)
Increase in deferred income taxes	(5,483)	(2,502)
Increase in accounts payable and accrued expenses	14,820	8,265
Increase (decrease) in income taxes payable	7,714	(1,783)
Increase in postretirement benefits	10,222	3,680

Net cash provided by continuing operations	78,894	54,663
Net cash provided by discontinued operations	—	234

Net cash provided by operating activities	78,894	54,897

Cash flows (used in) provided by investing activities
Purchases of property and equipment	(7,656)	(21,539)
Other	(137)	(1,534)

Net cash used in continuing operations	(7,793)	(23,073)
Net cash provided by discontinued operations	—	38,423

Net cash (used in) provided by investing activities	(7,793)	15,350

Cash flows used in financing activities and capital transactions
Payments for purchase of common stock	(74,268)	(20,221)
Payment of cash dividends	(5,217)	(1,887)
Proceeds from issuance of common and treasury stock	4,524	2,383

Net cash used in financing activities and
capital transactions	(74,961)	(19,725)

Net (decrease) increase in cash and cash equivalents	(3,860)	50,522
Cash and cash equivalents – beginning of period	99,381	42,225

Cash and cash equivalents – end of period	$95,521	$92,747

See Unaudited Condensed Notes to Consolidated Financial Statements.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 1:   Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of May 29, 2004, the consolidated results of operations for the 13 and 39 weeks ended May 29, 2004 and May 31, 2003 and the consolidated cash flows for the 39 weeks ended May 29, 2004 and May 31, 2003. The statement of income for the 39 weeks ended May 29, 2004, is not necessarily indicative of the results to be expected for the full year. The balance sheet data as of August 30, 2003 was derived from audited financial statements, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company’s Annual Report to Shareholders for the year ended August 30, 2003.

Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported net income or shareholders’ equity. All share and per share amounts have been restated to give retroactive effect to the stock split (See Note 9 of the Unaudited Condensed Notes to Condensed Consolidated Financial Statements).

Accounting for Stock-Based Compensation. The Company adopted SFAS No. 123, Accounting for Stock-Based Compensation in fiscal 1997. The Company has elected to continue following the accounting guidance of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees for measurement and recognition of stock-based transactions with employees. No compensation cost has been recognized for options issued under the stock option plans because the exercise price of all options granted was not less than 100 percent of fair market value of the common stock on the date of grant. Had compensation cost for the stock options issued been determined based on the fair value at the grant date, consistent with provisions of SFAS No. 123, income and income per share for the 13 and 39 weeks ended May 29, 2004 and May 31, 2003 would have been changed to the proforma amounts indicated as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 29, 2004	May 31, 2003	May 29, 2004	May 31, 2003
In thousands, except per-share amounts
Net income
Net income – as reported	$17,704	$9,329	$51,651	$37,916
Less estimated stock-based employee compensation
determined under fair value based method	(808)	(1,225)	(2,424)	(2,240)

Net income – proforma	$16,896	$8,104	$49,227	$35,676

Earnings per common share
Basic – as reported	$.52	$.26	$1.50	$1.02
Less estimated stock-based employee compensation
determined under fair value based method	(.02)	(.04)	(.07)	(.06)

Basic – proforma	$.50	$.22	$1.43	$.96

Diluted – as reported	$.51	$.25	$1.48	$1.00
Less estimated stock-based employee compensation
determined under fair value based method	(.02)	(.03)	(.07)	(.06)

Diluted – proforma	$.49	$.22	$1.41	$.94

Weighted average common shares outstanding
Basic	33,963	36,514	34,396	37,172

Diluted	34,525	37,098	34,972	37,850

The Company estimated the fair values using the Black-Scholes option-pricing model, modified for dividends and using the following assumptions:

	2004	2003
Risk-free rate	2.60 – 2.81%	2.30%
Expected dividend yield	.72 – .73%	.83%
Expected stock price volatility	48.19 – 48.54%	49.90%
Expected option term	4 years	4 years
Fair value per option	$ 10.04	$ 6.88

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

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
In thousands, except per-share amounts Winnebago Acceptance Corporation	May 31, 2003	May 31, 2003
Net revenues	$427	$1,939

Income before income taxes	$513	$1,772

Net income	$334	$1,152

Income per share – basic	$.01	$.03

Income per share – diluted	$.01	$.03

Weighted average common shares outstanding
Basic	36,514	37,172

Diluted	37,098	37,850

NOTE 3:   New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities,” which addresses the reporting and consolidation of variable interest entities as they relate to a business enterprise. This interpretation incorporates and supercedes the guidance set forth in Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements.” It requires the consolidation of variable interest entities into the financial statements of a business enterprise if that enterprise holds a controlling interest via other means than the traditional voting majority. The FASB has amended FIN 46, now known as FIN 46 Revised December 2003 (FIN 46R). The Company adopted this standard during the third quarter of fiscal 2004 which had no impact on the Company’s financial condition or operating results.

In January 2004, the FASB issued FASB Staff Position (FSP) FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act). The Act introduced a prescription drug benefit and federal subsidy to sponsors of retiree health care benefit plans. The Act permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer recognition of the effects of the Act in accounting for its retiree healthcare benefit plans until authoritative guidance on accounting for subsidies provided by the Act is issued. SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pension,” requires enacted changes in relevant laws to be considered in current period measurements of postretirement benefit costs and accumulated postretirement benefit obligation. The Company provides prescription drug benefits to certain eligible retirees and elected the one-time deferral of accounting for the effects of the Act in the second quarter of 2004.

In May 2004, the FASB issued FSP FAS 106-2 to provide guidance on accounting for the effects of the Act and supercedes FSP FAS 106-1. In addition, this FSP requires employers to provide certain future disclosures in their financial statements regarding the effect of the Act and the related subsidy on postretirement health obligations and net periodic postretirement benefit cost. The Company’s accrued costs and liabilities for these benefits do not reflect any amount associated with the subsidy because the Company has not yet been able to conclude whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act. This FSP is effective for the first interim or annual period beginning after June 15, 2004. The Company is currently evaluating the effect of this Act on its financial statement position and disclosures.

NOTE 4:   Inventories

Inventories are valued at the lower of cost or market, with cost being determined under the last-in, first-out (LIFO) method and market defined as net realizable value.

Inventories consist of the following (dollars in thousands):

	May 29, 2004	August 30, 2003
Finished goods	$57,404	$36,140
Work in process	42,664	47,098
Raw materials	53,886	56,382

	153,954	139,620
LIFO reserve	(26,681)	(25,338)

	$127,273	$114,282

NOTE 5:   Warranties

Estimated warranty costs are provided at the time of sale of the warranted products. Estimates of future warranty costs are based on prior experience and known current events. The changes in the provision for warranty reserve for the 39 weeks ended May 29, 2004 and May 31, 2003 are as follows (dollars in thousands):

	May 29, 2004	May 31, 2003
Balance at beginning of year	$9,755	$8,151
Provision	12,234	10,174
Claims paid	(9,014)	(8,602)

Balance at end of period	$12,975	$9,723

NOTE 6:   Employee Retirement Plans

The Company provides certain health care and other benefits for retired employees who have fulfilled eligibility requirements at age 55 with 15 years of continuous service. Retirees are required to pay a monthly premium for medical coverage based on years of service at retirement and their current age. Net postretirement benefit expense consisted of the following components (dollars in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 29, 2004	May 31, 2003	May 29, 2004	May 31, 2003
Interest cost	$947	$754	$2,840	$2,262
Service cost	634	493	1,902	1,480
Amortization of loss	201	84	603	251
Amortization of prior service cost	(183)	(183)	(550)	(550)

Net periodic benefit cost	$1,599	$1,148	$4,795	$3,443

The Company has paid approximately $509,000 in net postretirement benefit expenses for the 39 weeks ended May 29, 2004.

NOTE 7:   Contingent Liabilities and Commitments

Repurchase Commitments.

It is customary practice for companies in the recreation vehicle industry to enter into repurchase agreements with lending institutions which have provided wholesale floorplan financing to dealers.

Most dealers are financed on a “floorplan” basis under which a bank or finance company lends the dealer all, or substantially all, of the purchase price, collateralized by a security interest in the merchandise purchased. These repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, the Company will repurchase the financed merchandise. The agreements provide that the Company’s liability will not exceed 100 percent of the dealer invoice and provide for periodic liability reductions based on the time since the date of the original invoice. These repurchase obligations expire upon the earlier to occur of (i) the dealer’s sale of the financed unit or (ii) one year from the date of the original invoice. The Company’s contingent obligations under these repurchase agreements are reduced by the proceeds received upon the resale of any repurchased unit. The Company’s contingent liability on these repurchase agreements was approximately $363,567,000 and $245,701,000 at May 29, 2004 and August 30, 2003, respectively. The Company’s actual losses under these repurchase agreements were approximately $-0- and $66,000 during the 39 weeks ended May 29, 2004 and May 31, 2003, respectively.

Included in these contingent liabilities are certain dealer receivables subject to full recourse to the Company with Bank of America Specialty Group. Contingent liabilities under these recourse agreements were $-0- and $898,000 at May 29, 2004 and August 30, 2003, respectively. The Company’s actual losses under these recourse agreements were approximately $40,000 and $-0- during the 39 weeks ended May 29, 2004 and May 31, 2003, respectively.

The Company also entered into a repurchase agreement on February 1, 2002 with a banking institution which calls for a liability reduction of 2% of the original invoice every month for 24 months, at which time the repurchase obligation terminates. The Company’s contingent liability under this agreement was approximately $1,893,000 and $2,366,000 at May 29, 2004 and August 30, 2003, respectively. The Company did not incur any actual losses under this repurchase agreement during the 39 weeks ended May 29, 2004 and May 31, 2003. The initial agreement covered a two year period with the option, subject to annual renewal, in the discretion of the parties thereto. The agreement was renewed as of February 1, 2004.

The Company records repurchase and recourse reserves based on prior experience and known current events. The combined repurchase and recourse reserve balances are approximately $306,000 and $241,000 as of May 29, 2004 and August 30, 2003, respectively.

Guarantees.

During the second quarter of fiscal 2002, the Company entered into a five year services agreement (the “Agreement”) with one of its suppliers (the “Supplier”) and the Forest City Economic Development, Inc., an Iowa non-profit corporation (the “FCED”), requiring the Supplier to provide RV paint services to the Company. Two of Winnebago’s officers have board seats on the 20 member FCED board. The FCED constructed and debt financed a paint facility on its land adjoining one of the Company’s manufacturing plants for the Supplier and the Supplier leases the land and facility from the FCED under a lease that expires in August 2012. In the event of termination of the Agreement by any of the parties involved before September 1, 2007, the rights and obligations of the Supplier under the lease would be transferred to the Company. As of May 29, 2004, the Supplier is current with its lease payment obligations to the FCED with approximately $3,829,000 (principal and interest) remaining to be paid through August 2012. Also, under the terms of the Agreement in the event of a default by the Supplier, the Company would be obligated to purchase from the Supplier approximately $750,000 of equipment installed in the paint facility at net book value and is obligated to assume payment obligations for approximately $45,000 in capital equipment leases.

Also in the second quarter of fiscal 2002, the Company guaranteed $700,000 of the FCED $2,200,000 bank debt for the construction of the paint facility leased by the Supplier. The Company also pledged a $500,000 certificate of deposit to the bank to collateralize a portion of its $700,000 guarantee.

During the first quarter of fiscal 2004, the debt obligations for the FCED’s paint facility were renegotiated from $2,200,000 to $2,925,000 and as part of this transaction, the Company executed a new guaranty whereby the amount of the guarantee was reduced from $700,000 to $500,000 with the Company continuing to agree to pledge a $500,000 certificate of deposit to the bank. The term of the guarantee coincides with the payment of the first $500,000 of lease obligations of the Supplier scheduled to be paid by February of 2006. As a result of the new guarantee, the Company recorded a $500,000 liability in the first quarter of fiscal 2004 which will be amortized as the FCED makes its monthly debt payments funded by monthly lease payments from the Supplier.

During the second quarter of fiscal 2004, the Company entered into a five-year limited guaranty agreement (“Guarantee Agreement”) with a leasing corporation (“Landlord”) and the Supplier. The Landlord will construct a paint facility for the Supplier through debt financing on land adjoining one of the Company’s manufacturing plants. The Landlord and the Supplier have signed a ten-year lease agreement that is to commence when the paint facility is completed. The cost of the facility is currently expected to be approximately $2,200,000. The Guarantee Agreement states that the Company will guarantee interest only payments due from the Supplier during the construction phase of the paint facility (first payment commencing April 1, 2004) and the first 60 monthly lease payments (totaling approximately $1,559,000 of principal and interest) once the lease commences. As of May 29, 2004, no liability has been recorded for the Guarantee because there was no significant unpaid interest on the construction loan and the lease has not yet commenced as the construction of the facility has not been completed. Construction of the paint facility is currently expected to be completed by September 2004.

Litigation.

Certain legal proceedings in which the Company is involved are more fully described in the Company’s Annual Report on Form 10-K for the year ended August 30, 2003, as such description may be updated in subsequently filed quarterly reports for material developments, if any, concerning such legal proceedings since the end of the prior fiscal quarter and should be read in conjunction with such earlier Annual Report or subsequently filed quarterly reports.

The Company is involved in various other legal proceedings which are ordinary routine litigation to this business, some of which are covered in whole or in part by insurance. While it is impossible to estimate with certainty the ultimate legal and financial liability which respect to this litigation management is of the opinion that while the final resolution of any such litigation may have an impact on the Company’s consolidated results for a particular reporting period, the ultimate disposition of such litigation will not have any material adverse effect on the Company’s financial position, results of operations, or liquidity.

The Company has settled all claims raised in a lawsuit titled Sanft, et al vs. Winnebago Industries, Inc., et al involving 21 participants in the Winnebago Industries, Inc. Deferred Compensation Plan and the Winnebago Industries, Inc. Deferred Incentive Formula Bonus Plan (the “Plans”). The Plaintiffs were seeking to negate certain amendments made to the Plans in 1994 which reduced the benefits which some participants would receive under the Plans. The settlement will result in a partial reinstatement of the alleged lost benefits and will have a present value cost to the Company of approximately $5,300,000. Additionally, the Company has voluntarily decided to provide the same benefits to an additional 22 non-plaintiff participants in the Plans and this will create an additional present value cost to the Company of approximately $2,040,000.

The total pre-tax charge recorded in the third quarter of the Company’s 2004 fiscal year was $7,340,000, which on an after tax basis equated to approximately $4,590,000, or approximately 13 cents per diluted share. The Company believes that approximately $1,300,000 will be paid out in the Company’s fourth fiscal quarter with the balance of the settlement to be paid out in monthly increments over a 15-year period.

NOTE 8:   Supplemental Cash Flow Disclosure

For the periods indicated, the Company paid cash for the following (dollars in thousands):

	Thirty-Nine Weeks Ended
	May 29, 2004	May 31, 2003
Interest	$80	$—
Income taxes	26,285	26,907

NOTE 9:   Stock Split Effected and Dividend Declared

On January 14, 2004, the Board of Directors approved a 2 for 1 split of the Company’s common stock effective on March 5, 2004 to shareholders of record on February 20, 2004. The stock split was effected in the form of a 100 percent stock dividend. On March 18, 2004, the Board of Directors declared a cash dividend of $.05 per common share payable July 6, 2004 to shareholders of record on June 4, 2004.

NOTE 10:   Repurchase of Outstanding Stock

On March 19, 2003, the Board of Directors authorized the repurchase of outstanding shares of the Company’s common stock, depending on market conditions, for an aggregate purchase price of up to $20 million. As of May 29, 2004, 730,432 shares (384,533 shares during fiscal 2004) had been repurchased for an aggregate consideration of approximately $19,989,000 ($10,289,000 during fiscal 2004) under this authorization. This authorization was terminated as of May 29, 2004.

In October 2003, pursuant to an authorization of the Board of Directors, the Company repurchased 2,900,000 shares of its common stock from Hanson Capital Partners, LLC. The shares were repurchased for an aggregate purchase price of approximately $63,979,000.

On June 16, 2004, the Board of Directors authorized the repurchase of outstanding shares of the Company’s common stock, depending on market conditions, for an aggregate of up to $30 million.

NOTE 11:   Income Per Share

The following table reflects the calculation of basic and diluted earnings per share for the 13 and 39 weeks ended May 29, 2004 and May 31, 2003.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

In thousands except per share data	May 29, 2004	May 31, 2003	May 29, 2004	May 31, 2003

Earnings per share - basic
Income from continuing operations	$17,704	$8,995	$51,651	$36,764
Income from discontinued operations
(net of taxes)	—	334	—	1,152

Net income	$17,704	$9,329	$51,651	$37,916

Weighted average shares outstanding	33,963	36,514	34,396	37,172

Earnings per share - basic	$.52	$.26	$1.50	$1.02

Earnings per share - assuming dilution
Income from continuing operations	$17,704	$8,995	$51,651	$36,764
Income from discontinued operations
(net of taxes)	—	334	—	1,152

Net income	$17,704	$9,329	$51,651	$37,916

Weighted average shares outstanding	33,963	36,514	34,396	37,172
Dilutive impact of options outstanding	562	584	576	678

Weighted average shares & potential
dilutive shares outstanding	34,525	37,098	34,972	37,850

Earnings per share - assuming dilution	$.51	$.25	$1.48	$1.00

There were options outstanding to purchase 44,000 shares of common stock at a price of $34.855 per share, which were not included in the computation of diluted earnings per share during the 13 weeks ended May 29, 2004 because the options’ exercise price was greater than the average market price of the common stock.

For the 13 weeks ended May 31, 2003, there were options outstanding to purchase 28,000 shares of common stock at a price of $19.7375 per share, 369,600 shares of common stock at a purchase price of $18.25 per share and 28,000 shares of common stock at a purchase price of $18.8425, which were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common stock.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains statements which may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding future events and the future performance of the Company involve risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, without limitation, reactions to actual or threatened terrorist attacks, the availability and price of fuel, a significant increase in interest rates, a slowdown in the economy, availability of chassis and other key component parts, sales order cancellations, slower than anticipated sales of new or existing products, new product introductions by competitors and other factors which may be disclosed throughout this report

Although management believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this report. Winnebago Industries undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise, except as required by law or the rules of the New York Stock Exchange.

It is suggested that this management’s discussion be read in conjunction with the Management’s Discussion and Analysis included in the Company’s Annual Report to Shareholders for the year ended August 30, 2003.

BUSINESS OVERVIEW

Winnebago Industries, Inc., headquartered in Forest City, Iowa, is the leading United States (U.S.) manufacturer of motor homes, self-contained recreation vehicles used primarily in leisure travel and outdoor recreation activities. The Company’s products are subjected to what the Company believes is the most rigorous testing in the RV Industry. The Company markets its recreation vehicles on a wholesale basis to approximately 310 dealer locations as of May 29, 2004 and May 31, 2003.

For the calendar years ended December 31, 2003 and December 31, 2002, the Company’s dealers sold 10,725 and 10,753 Winnebago Industries’ motor homes, respectively. These retail sales accounted for approximately 19.0 percent and 20.4 percent share, respectively, of the total U.S. motor home retail registrations, according to Statistical Survey data.

Winnebago Industries was incorporated under the laws of the state of Iowa on February 12, 1958, and adopted its present name on February 28, 1961.

CRITICAL ACCOUNTING POLICIES

The Company considers the accounting policies used in preparing its financial statements to be critical accounting policies when they are both important to the portrayal of its financial condition and results of operation and require the Company to make difficult, subjective, or complex judgments. Critical accounting policies normally result from the need to make estimates about the effect of matters that are inherently uncertain. In each of the areas that were identified as critical accounting policies, the Company’s judgments, estimates, and assumptions are impacted by conditions that change over time. As a result, in the future there could be changes in Winnebago Industries’ assets and liabilities, increases or decreases in its expenses, and additional losses or gains that are material to the Company’s financial condition and results of operations.

Revenue.   Generally, revenues for manufacturing operations are recorded when all of the following conditions are met: an order for a product has been received from a dealer; written or verbal approval for payment has been received from the dealer’s floor plan financing institution; and the product is delivered to the dealer who placed the order. Sales are generally made to dealers who finance their purchases under floorplan financing arrangements with banks or finance companies.

Revenues for the Company’s original equipment manufacturing (OEM) components and recreation vehicles related parts are recorded as the products are shipped from the Company’s location. The title of ownership transfers on these products as they leave the Company’s location due to the freight terms of F.O.B. — Forest City, Iowa.

Repurchase Commitments.   Companies in the recreation vehicle industry enter into repurchase agreements with lending institutions which have provided wholesale floor plan financing to dealers. These agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, the Company will repurchase the financed merchandise. The agreements also provide that the Company’s liability will not exceed 100 percent of the dealer invoice and provide for periodic liability reductions based on the time since the date of the original invoice. These repurchase obligations generally expire upon the earlier to occur of (i) the dealer’s sale of the financed unit or (ii) one year from the date of the original invoice. The Company’s ultimate contingent obligation under these repurchase agreements is reduced by the proceeds received upon the resale of any repurchased unit. The gross repurchase obligation will vary depending on the season and the level of dealer inventories. Past losses under these agreements have not been significant and lender repurchase obligations have been funded out of working capital. The Company records an estimated expense and loss reserve in each accounting period based upon its extensive history and experience of its repurchase agreements with the lenders of the Company’s dealers. (See Note 7 of the Unaudited Condensed Notes to Condensed Consolidated Financial Statements.)

Warranty.   The Company offers to its customers a variety of warranties on its products ranging from one to three years in length. Estimated costs related to product warranty are accrued at the time of sale and included in cost of sales. Estimated costs are based upon past warranty claims and unit sales history and adjusted as required to reflect actual costs incurred, as information becomes available. A significant increase in dealership labor rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize. (See Note 5 of the Unaudited Condensed Notes to Condensed Consolidated Financial Statements.)

Other.   The Company has reserves for other loss exposures, such as litigation, taxes, product liability, worker’s compensation, employee medical claims, inventory and accounts receivable. The Company also has loss exposure on loan guarantees. Establishing loss reserves for these matters requires the use of estimates and judgment in regards to risk exposure and ultimate liability. The Company estimates losses under the programs using consistent and appropriate methods, however, changes in assumptions could materially affect the Company’s recorded liabilities for loss.

SELECTED CONSOLIDATED STATEMENTS OF INCOME DATA

Current Quarter Compared to Same Quarter Last Year

The following is an analysis of changes in key items included in the consolidated statements of income for the 13-week period ended May 29, 2004 compared to the 13-week period ended May 31, 2003.

	Comparison of		Thirteen Weeks Ended
	Thirteen Weeks Ended
Dollars in thousands, except per share data	May 29, 2004 to May 31, 2003		May 29, 2004	May 31, 2003

	Increase (Decrease)	% Change	% of Net Revenues

Net revenues	$109,975	54.9%	100.0%	100.0%
Cost of goods sold	87,102	49.2	85.2	88.4

Gross profit	22,873	98.8	14.8	11.6
Selling	104	2.2	1.5	2.4
General and administrative	8,936	210.2	4.2	2.1

Operating income	13,833	97.1	9.1	7.1
Financial income	60	19.6	.1	.2
Provision for taxes	5,184	93.3	3.5	2.8

Net income before disc. operations	8,709	96.8	5.7	4.5
Discontinued operations	(334)	—	—	.2

Net income	$8,375	89.8%	5.7%	4.7%

Diluted earnings per share	$0.26	104.0%

Net revenues for the 13 weeks ended May 29, 2004 increased 54.9 percent to $310.2 million compared to $200.2 million for the quarter ended May 31, 2003. Unit deliveries consisted of the following:

	Thirteen Weeks Ended May 29, 2004	Thirteen Weeks Ended May 31, 2003	Increase	% Change

Class A motor homes (gas)	1,378	1,068	310	29.0%
Class A motor homes (diesel)	900	397	503	126.7%
Class C motor homes	1,166	1,136	30	2.6%

Total deliveries	3,444	2,601	843	32.4%

Revenues increased 54.9 percent during the 13 weeks ended May 29, 2004, but unit deliveries increased only 32.4 percent due primarily to a mix change which included a 126.7 percent increase in Class A diesel unit deliveries. This increase in diesel deliveries as well as the overall increase in total motor home volume contributed to the increased revenues experienced by the Company during the thirteen weeks ended May 29, 2004.

Gross profit as a percentage of net revenues was higher during the 13 weeks ended May 29, 2004 (14.8%) when compared to the 13 weeks ended May 31, 2003 (11.6%). Favorably impacting gross profit in the period ended May 29, 2004 was a 39.9% increase in production volume which resulted in improved manufacturing efficiencies and lower fixed costs per unit of production.

General and administrative expenses increased 210.2 percent in the third quarter of fiscal 2004 to $13.2 million compared to $4.3 million for the quarter ended May 31, 2003. The increases in percentage and dollar amount were due primarily to a $7.3 million lawsuit settlement (See Part II, Item 1 of this Quarterly Report on Form 10-Q) and an increase of approximately $1.3 million in management incentive programs, which increases were partially offset by a $.5 million decrease in stock-based incentive compensation expense.

The overall effective income tax rate decreased to 37.8 percent for the third quarter of fiscal 2004 from 38.2 percent during the third quarter of fiscal 2003. The decrease was primarily due to a decrease in non-deductible losses in the Winnebago Health Care Management Company.

Net income and earnings per diluted share increased by 89.8 percent and 104.0 percent, respectively when comparing the third quarter of fiscal 2004 to the third quarter of fiscal 2003. The difference in percentages was primarily due to a lower number of outstanding shares of the Company’s common stock during the 13 weeks ended May 29, 2004 as a result of common stock repurchased by the Company. Reference is made to Part II, Item 2 of this Quarterly Report on Form 10-Q for a summary of purchases by the Company of shares of its common stock in the third quarter of fiscal 2004.

Current Year-to-Date Compared to Same Period Last Year

The following is an analysis of changes in key items included in the consolidated statements of income for the 39-week period ended May 29, 2004 compared to the 39-week period ended May 31, 2003.

	Comparison of		Thirty-Nine Weeks Ended
	Thirty-Nine Weeks Ended
Dollars in thousands, except per share data	May 29, 2004 to May 31, 2003		May 29, 2004	May 31, 2003

	Increase (Decrease)	% Change	% of Net Revenues

Net revenues	$211,636	34.2%	100.0%	100.0%
Cost of goods sold	175,709	32.8	85.5	86.3

Gross profit	35,927	42.5	14.5	13.7
Selling	371	2.8	1.7	2.2
General and administrative	12,677	103.2	3.0	2.0

Operating income	22,879	38.8	9.8	9.5
Financial income	(49)	(4.9)	.1	.1
Provision for taxes	7,943	34.3	3.7	3.7

Net income before disc. operations	14,887	40.5	6.2	5.9
Discontinued operations	(1,152)	—	—	.2

Net income	$13,735	36.2%	6.2%	6.1%

Diluted earnings per share	$0.48	48.0%

Net revenues for the 39 weeks ended May 29, 2004 increased 34.2 percent to $831.2 million compared to $619.5 million for the 39 weeks ended May 31, 2003. Unit deliveries consisted of the following:

	Thirty-Nine Weeks Ended May 29, 2004	Thirty-Nine Weeks Ended May 31, 2003	Increase	% Change

Class A motor homes (gas)	3,988	3,745	243	6.0%
Class A motor homes (diesel)	2,145	1,170	975	83.3%
Class C motor homes	3,295	2,870	425	14.8%

Total deliveries	9,428	7,785	1,643	21.1%

Revenues increased 34.2 percent during the 39 weeks ended May 29, 2004, but unit deliveries increased only 21.1 percent due primarily to a mix change which included an 83.3 percent increase in Class A diesel unit deliveries. This increase in diesel deliveries as well as the overall increase in total motor home volume contributed to the increased revenues experienced by the Company during the 39 weeks ended May 29, 2004.

Gross profit as a percentage of net revenues was higher during the 39 weeks ended May 29, 2004 (14.5%) when compared to the 39 weeks ended May 31, 2003 (13.7%). Favorably impacting gross profit in the period ended May 29, 2004 was the 23.0% increase in production volume which resulted in improved manufacturing efficiencies and lower fixed costs per unit of production.

General and administrative expenses increased 103.2 percent during the 39 weeks ended May 29, 2004 to $25.0 million compared to $12.3 million for the 39 weeks ended May 31, 2003. The increases in percentage and dollar amount during the 39 weeks ended May 29, 2004 when compared to the 39 weeks ended May 31, 2003 were due primarily to the previously referred to $7.3 million lawsuit settlement, an increase of approximately $2.2 million in management incentive programs in fiscal 2004 and an approximate $.6 million increase in stock-based incentive compensation expense in fiscal 2004.

The overall effective income tax rate decreased to 37.6 percent for the 39 weeks of fiscal 2004 from 38.6 percent during the 39 weeks of fiscal 2003. The decrease was primarily due to a decrease in non-deductible losses in the Winnebago Health Care Management Company.

Net income and earnings per diluted share increased by 36.2 percent and 48.0 percent, respectively when comparing the first three quarters of fiscal 2004 to the first three quarters of fiscal 2003. The difference in percentages was primarily due to a lower number of outstanding shares of the Company’s common stock during the 39 weeks ended May 29, 2004 as a result of common stock repurchases by the Company.

LIQUIDITY AND FINANCIAL CONDITION

The Company meets its working capital, capital equipment and other cash requirements with funds generated from operations. The Company’s capital equipment requirements for the 39-week periods ended May 29, 2004 and May 31, 2003 were $7.7 million and $21.5 million, respectively.

During the thirty-nine weeks ended May 29, 2004, the Company’s working capital decreased by $14,197,000. The primary causes of the decrease were the repurchase of shares of the Company’s common stock, purchases of property and equipment and payment of cash dividends partially offset by cash generated by the Company’s operations.

Net cash provided by operating activities for the 39 weeks ended May 29, 2004 was $78,894,000 compared to $54,897,000 for the 39 weeks ended May 31, 2003. During the 39-week period ended May 29, 2004, the major items affecting operating activities were as follows:

Cash provided by:
Net income	$51,651,000
Larger accounts payable balances	$14,820,000
(primarily due to recent inventory purchases)
Cash used by:
Finished goods inventory	($12,991,000)
(due to higher production levels to meet
motor home delivery demands)

The primary uses of cash for investing activities were for capital equipment requirements. Property and equipment purchases decreased $13,883,000 from last year due to the completion of the production assembly facility in Charles City, Iowa during fiscal 2003.

Repurchases of the Company’s common stock for $74,268,000 and payments of $5,217,000 in quarterly dividends, were the primary uses of cash in financing activities for the period ended May 29, 2004. Company common stock repurchases of $20,221,000 and the $1,887,000 payment of semiannual dividends were the primary uses of cash in financing activities for the period ended May 31, 2003.

More complete disclosure of the Company’s sources and uses of cash during the 39 weeks ended May 29, 2004, are set forth in the unaudited consolidated condensed statement of cash flows for that period.

On May 29, 2004 the Company’s cash and cash equivalents balance was $95,521,000. Estimated demands at May 29, 2004 on the Company’s liquid assets for the remainder of fiscal 2004 include capital expenditures of approximately $2,900,000, primarily for production equipment, and approximately $1,700,000 for the payment of the previously declared cash dividends on July 6, 2004.

During the third quarter ended May 29, 2004, the Company completed the stock repurchase authorized by the Company’s Board of Directors on March 19, 2003, which allowed for the repurchase of up to $20 million of the Company’s common stock. As of May 29, 2004, 1,076,331 shares had been repurchased under this authorization for an aggregate consideration of approximately $19,990,000. On June 16, 2004, the Board of Directors authorized the repurchase of outstanding shares of the Company’s common stock, depending on market conditions, for an aggregate of up to $30 million.

COMPANY OUTLOOK

Long-term growth demographics appear to be favorable for the Company as its target market of consumers age 50 and older is expected to increase for the next 30 years. In addition to growth in the target market due to the aging of the baby boom generation, a study conducted in 2001 by the University of Michigan for the RV industry shows that the age of people interested in purchasing RVs is also expanding to include younger buyers under 35 years of age as well as older buyers over age 75 who are staying healthy and active much later in life. This study also shows an increased interest in owning RVs by a larger percentage of all U.S. households.

Order backlog for the Company’s motor homes is as follows:

	May 29, 2004	May 31, 2003	Increase	% Change

Class A motor homes (gas)	1,100	794	306	38.5%
Class A motor homes (diesel)	532	147	385	261.9%
Class C motor homes	812	478	334	69.8%

Total backlog	2,444	1,419	1,025	72.2%

The Company includes in its backlog all accepted purchase orders from dealers shippable within the next six months. Orders in backlog can be canceled or postponed at the option of the purchaser at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of May 29, 2004, the Company had an investment portfolio of short-term investments, which are classified as cash and cash equivalents of $95,521,000, of which $90,851,000 are fixed income investments that are subject to interest rate risk and a decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until maturity (which approximates 45 days) and, therefore, the Company would not expect to recognize an adverse impact in income or cash flows in such an event.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Winnebago Industries, Inc.
Forest City, Iowa

We have reviewed the accompanying consolidated balance sheet of Winnebago Industries, Inc. and subsidiaries (the Company) as of May 29, 2004, and the related consolidated statements of income for the 13-week and 39-week periods and the condensed consolidated statements of cash flows for the 39-week periods ended May 29, 2004 and May 31, 2003, respectively. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of August 30, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated November 21, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of August 30, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/   Deloitte & Touche LLP
Deloitte & Touche LLP
Minneapolis, Minnesota
June 30, 2004

PART II Other Information

Item 1. Legal Proceedings

Reference is made to Item 3 (Legal Proceedings) in the Company’s Annual Report on Form 10-K for the year ended August 30, 2003, for a description of certain litigation entitled Sanft, et al vs. Winnebago Industries, Inc., et al. The Company has settled all claims raised in this lawsuit involving 21 participants in the Winnebago Industries, Inc. Deferred Compensation Plan and the Winnebago Industries, Inc. Deferred Incentive Formula Bonus Plan (the “Plans”). The Plaintiffs were seeking to negate certain amendments made to the Plans in 1994 which reduced the benefits which some participants would receive under the Plans. The settlement will result in a partial reinstatement of the alleged lost benefits and will have a present value cost to the Company of approximately $5,300,000. Additionally, the Company has voluntarily decided to provide the same benefit to an additional 22 non-plaintiff participants in the Plans and this will create an additional present value cost to the Company of approximately $2,040,000.

The total pre-tax charge recorded in the third quarter of the Company’s 2004 fiscal year was $7,340,000, which on an after tax basis equates to approximately $4,590,000, or approximately 13 cents per diluted share. The Company believes that approximately $1,300,000 will be paid in the Company’s fourth quarter with the balance of the settlement to be paid out in monthly increments over a 15-year period.

Reference is also made to Item 3 (Legal Proceedings) in the Company’s Annual Report on Form 10-K for the year ended August 30, 2003 for a description of certain litigation entitled Jody Bartleson, et al vs. Winnebago Industries, Inc., et al.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

This table provides information with respect to purchases by the Company of shares of its common stock during each fiscal month of the third quarter of fiscal 2004:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs

2/29/04 - 4/03/04	—	—	—	$10,300,000

4/04/04 - 5/01/04	—	—	—	$10,300,000

5/02/04 - 5/29/04	384,533	$26.76	384,533	$10,910

Total	384,533	$26.76	384,533	—

The Company’s Board of Directors, on March 19, 2003, authorized the repurchase of outstanding shares of the Company’s common stock, depending on market conditions, for an aggregate price of up to $20 million. This authorization was terminated as of May 29, 2004.

On June 16, 2004, the Company’s Board of Directors authorized the repurchase of outstanding shares of the Company’s common stock, depending on market conditions, for an aggregate of up to $30 million. There is no time restriction on this authorization.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits — See Exhibit Index on page 23.

(b)	8-K filings during quarter ended May 29, 2004.

On March 15, 2004, the Company filed a report on Form 8-K relating to a press release issued by the Company to announce the anticipated date of its second quarter fiscal 2004 earnings announcement.

On March 18, 2004, the Company filed a report on Form 8-K relating to a press release issued by the Company to announce its second quarter fiscal 2004 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.

(Registrant)
Date	July 2, 2004	/s/ Bruce D. Hertzke

Bruce D. Hertzke Chairman of the Board, Chief Executive Officer, and President
(Principal Executive Officer)

Date	July 2, 2004	/s/ Edwin F. Barker

Edwin F. Barker Senior Vice President – Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

15.	Letter regarding Unaudited Interim Financial Statement.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated July 2, 2004.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated July 2, 2004.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated July 2, 2004.

32.2.	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated July 2, 2004.