Form 10-K
period 2004-08-28
WINNEBAGO INDUSTRIES INC
filed 2004-11-12
CIK 107687

WINNEBAGO INDUSTRIES, INC.
P.O. BOX 152
FOREST CITY, IA 50436

FORM 10-K
FISCAL YEAR ENDED AUGUST 28, 2004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 28, 2004; OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission file number: 1-6403

WINNEBAGO INDUSTRIES, INC. (Exact name of registrant as specified in its charter)

IOWA	42-0802678
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
P.O. Box 152, Forest City, Iowa	50436
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (641) 585-3535 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED

Common Stock ($.50 par value) and Preferred Share Purchase Rights	The New York Stock Exchange, Inc. Chicago Stock Exchange, Inc. The Pacific Stock Exchange, Inc.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ✓ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K   ____.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ✓ No ☐

        Aggregate market value of the common stock held by non-affiliates of the registrant: $1,045,941,925 (31,222,147 shares at the average price on the New York Stock Exchange of $33.50 on February 27, 2004 adjusted for the 2-for-1 stock split on March 5, 2004).

        Common stock outstanding on November 2, 2004, 33,611,648 shares.

DOCUMENTS INCORPORATED BY REFERENCE

1.	The Winnebago Industries, Inc. Annual Report to Shareholders for the fiscal year ended August 28, 2004, portions of which are incorporated by reference into Part II hereof.

2.	The Winnebago Industries, Inc. Proxy Statement for the Annual Meeting of Shareholders scheduled to be held January 11, 2005, portions of which are incorporated by reference into Part II and Part III hereof.

WINNEBAGO INDUSTRIES, INC.

FORM 10-K

Report for the Fiscal Year Ended August 28, 2004

PART I

ITEM 1.   Business

General

Winnebago Industries, Inc., headquartered in Forest City, Iowa, is the leading United States manufacturer of motor homes, self-contained recreation vehicles used primarily in leisure travel and outdoor recreation activities. Motor home sales by the Company represented at least 92 percent of its revenues in each of the past five fiscal years. The Company’s motor homes are sold through dealers under the Winnebago, Itasca and Rialta brand names.

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

Forward Looking Information

Certain of the matters discussed in this Annual Report on Form 10-K are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties, including, but not limited to reactions to actual or threatened terrorist attacks, availability and price of fuel, a significant increase in interest rates, a slowdown in the economy, availability of chassis and other key component parts, sales order cancellations, slower than anticipated sales of new or existing products, new product introductions by competitors, and other factors which may be disclosed throughout this Annual Report on Form 10-K. Any forecasts and projections in this report are “forward looking statements,” and are based on management’s current expectations of the Company’s near-term results, based on current information available pertaining to the Company, including the aforementioned risk factors; actual results could differ materially. The Company undertakes no obligation to publicly update or revise any forward looking statements whether as a result of new information, future events or otherwise, except as required by law or the rules of the New York Stock Exchange.

Principal Products

The following table sets forth the respective contribution to the Company’s net revenues by product class for each of the last five fiscal years (dollars in thousands):

	Fiscal Year Ended (1) (2)
	August 28, 2004	August 30, 2003	August 31, 2002	August 25, 2001	August 26, 2000
Class A and C Motor Homes	$1,070,264	$801,027	$773,125	$624,110	$690,022
	96.1%	94.8%	93.7%	92.9%	92.8%
Other Recreation
Vehicle Revenues (3)	15,199	17,285	20,486	17,808	18,813
	1.3%	2.0%	2.5%	2.7%	2.5%
Other Manufactured Products
Revenues (4)	28,691	26,898	31,658	29,768	34,894
	2.6%	3.2%	3.8%	4.4%	4.7%

Total Net Revenues	$1,114,154	$845,210	$825,269	$671,686	$743,729
	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Certain prior periods’ information has been reclassified to conform to the current year-end presentation.
(2)	The fiscal year ended August 31, 2002 contained 53 weeks, all other fiscal years contained 52 weeks.
(3)	Primarily recreation vehicle related parts and recreation vehicle service revenue.
(4)	Primarily sales of extruded aluminum, commercial vehicles and component products for other manufacturers.

Unit sales of the Company’s principal recreation vehicles for the last five fiscal years were as follows:

	Fiscal Year Ended (1)
	August 28, 2004	August 30, 2003	August 31, 2002	August 25, 2001	August 26, 2000
Unit Sales
Class A	8,108	6,705	6,725	5,666	6,819
Class C	4,408	4,021	4,329	3,410	3,697

Total Class A & C Motor Homes	12,516	10,726	11,054	9,076	10,516
Class B Conversions (EuroVan Camper) (2)	—	308	763	703	854

(1)	The fiscal year ended August 31, 2002 contained 53 weeks, all other fiscal years contained 52 weeks.
(2)	Discontinued March 1, 2003.

The primary use of recreation vehicles for leisure travel and outdoor recreation has historically led to a peak retail selling season concentrated in the spring and summer months. The Company’s sales of recreation vehicles are generally influenced by this pattern in retail sales, but can also be affected by the level of dealer inventory.

The Company’s products are generally manufactured against orders from dealers and from time to time to build inventory to satisfy the peak selling season. As of August 28, 2004, the Company’s backlog of orders for Class A and Class C motor homes was 2,541 units (approximately $220 million) compared to 2,632 units (approximately $200 million) at August 30, 2003. The Company includes in its backlog all accepted purchase orders from dealers shippable within the next six months. Orders in backlog can be canceled or postponed at the option of the dealer at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Recreation Vehicles

Motor Homes – A motor home is a self-propelled mobile dwelling used primarily as a temporary dwelling during vacation and camping trips.

The Recreation Vehicle Industry Association (RVIA) classifies motor homes into three types (Class A, Class B and Class C). The Company currently manufactures Class A and Class C motor homes.

Class A models are conventional motor homes constructed directly on medium-duty and heavy-duty truck chassis which include the engine and drivetrain components. The living area and driver’s compartment are designed and produced by the recreation vehicle manufacturer.

Class C models are mini motor homes built on van-type chassis onto which the recreation vehicle manufacturer constructs a living area with access to the driver’s compartment. Certain models of the Company’s Class C units include van-type driver’s compartments built by the Company.

The Company currently manufactures and sells Class A and Class C motor homes under the Winnebago and Itasca brand names and Class C motor homes under the Rialta brand name. These motor homes generally provide living accommodations for four to seven persons and include kitchen, dining, sleeping and bath areas, and in some models, a lounge. Optional equipment accessories include, among other items, air conditioning, electric power plant, stereo system and a wide selection of interior equipment.

The Company offers, with the purchase of any new Winnebago or Itasca motor home, a comprehensive 12-month/15,000-mile warranty and a 3-year/36,000-mile warranty on sidewalls, floors and slide-out room assemblies. The Rialta has a 2-year/24,000-mile warranty. Estimated warranty costs are accrued at the time of sale of the warranted products. Estimates of future warranty costs are based upon past warranty claims and unit sales history and adjusted as required to reflect actual costs incurred as information becomes available. An increase in dealership labor rates, the cost of parts or the frequency of claims could have an adverse impact on the Company’s operating results for the period or periods in which such claims or additional cost arise. In addition to the costs associated with the contractual warranty coverage provided on our motor homes, we also occasionally incur costs as a result of additional service actions not covered by our warranties, including product recalls and customer satisfaction actions. The Company estimates the cost of these service actions using past claim rate experiences and the estimated cost of the repairs. Estimated costs are accrued at the time the service action is implemented and included in cost of sales in the Company’s consolidated statement of income and as other accrued expense in the Company’s consolidated balance sheet.

The Company’s Class A and Class C motor homes are sold by dealers in the retail market at manufacturer’s suggested retail prices ranging from approximately $59,000 to more than $245,000, depending on size and model, plus optional equipment and delivery charges.

The Company currently manufactures Class A and Class C motor homes ranging in length from 27 to 40 feet and 22 to 31 feet, respectively.

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

Production

The Company’s Forest City facilities have been designed to provide vertically integrated production line manufacturing. The Company also operates a fiberglass manufacturing and component assembly facility in Hampton, Iowa, a sewing operation in Lorimor, Iowa, assembly plants and a cabinet products manufacturing facility in Charles City, Iowa. An addition to the cabinet door manufacturing facility in Charles City was completed and the Company began utilizing this area during January 2004. The Company manufactures a number of components utilized in its motor homes, with the exception of the chassis, engines, auxiliary power units and appliances.

Most of the raw materials and components utilized by the Company are obtainable from numerous sources. The Company believes that substitutes for raw materials and components, with the exception of chassis, would be obtainable with no material impact on the Company’s operations. Certain components, however, are produced by only a small group of quality suppliers who presently have the capacity to supply sufficient quantities to meet the Company’s needs. This is especially true in the case of motor home chassis, where Ford Motor Company, Workhorse Custom Chassis LLC, Freightliner Custom Chassis Corporation and Volkswagen of America, Inc. are the Company’s dominant suppliers. Decisions by suppliers to decrease production, utilize production internally, or shortages, production delays or work stoppages by the employees of such suppliers could have a material adverse effect on the Company’s ability to produce motor homes and ultimately, on the results from operations. The Company purchases Class A and C chassis from Ford Motor Company, Class A chassis from Freightliner Custom Chassis Corporation and Workhorse Custom Chassis LLC and Class C chassis from Volkswagen of America, Inc. Only three vendors accounted for as much as five percent of the Company’s raw material purchases in fiscal 2004, Freightliner Custom Chassis Corporation, Workhorse Custom Chassis LLC and Ford Motor Company (approximately 42 percent, in the aggregate).

Motor home bodies are made from various materials and structural components which are typically laminated into rigid, lightweight panels. Body designs are developed with computer design and analysis, and subjected to a variety of tests and evaluations to meet Company standards and requirements.

The Company manufactures picture windows, lavatories, and most of the doors, cabinets, shower pans, waste holding tanks, wheel wells and sun visors used in its recreation vehicles. In addition, the Company produces most of the bucket seats, upholstery items, lounge and dinette seats, seat covers, decorator pillows, curtains and drapes used in its recreation vehicles.

The Company produces substantially all of the raw, liquid-painted and powder-coated aluminum extrusions used for interior and exterior trim in its recreation vehicles. The Company also sells aluminum extrusions to over 90 customers.

Distribution and Financing

The Company markets its recreation vehicles on a wholesale basis to a diversified dealer organization located throughout the United States and, to a limited extent, in Canada. Foreign sales, including Canada, were less than two percent of net revenues in fiscal 2004. As of August 28, 2004 and August 30, 2003, the motor home dealer organization in the United States and Canada included approximately 310 dealer locations. During fiscal 2004, six dealer organizations accounted for approximately 25 percent of motor home unit sales and only one dealer organization accounted for more than ten percent of motor home unit sales, that dealer being La Mesa RV Center, Inc. which accounted for 10.7 percent of such sales.

All international sales (except Canada) are now handled by one distributor in Japan and one distributor in England.

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

At August 28, 2004, the Company had a staff of 31 people engaged in field sales and service to the motor home dealer organization.

The Company advertises and promotes its products through national RV magazines and cable TV networks and on a local basis through trade shows, television, radio and newspapers, primarily in connection with area dealers.

Recreation vehicle sales to dealers are made on cash terms. Most dealers are financed on a “floor plan” basis under which a bank or finance company lends the dealer all, or substantially all, of the purchase price, collateralized by a security interest in the merchandise purchased (See Note 6, “Contingent Liabilities and Commitments” in the Company’s Annual Report to Shareholders for the year ended August 28, 2004). These repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, the Company will repurchase the financed merchandise. The agreements provide that the Company’s liability will not exceed 100 percent of the dealer invoice price and provide for periodic liability reductions based on the time since the date of the original invoice. These repurchase obligations generally expire upon the earlier to occur of (i) the dealer’s sale of the financed unit or (ii) one year from the date of the original invoice. The Company’s contingent liability on these repurchase agreements was approximately $355,396,000 and $245,701,000 at August 28, 2004 and August 30, 2003, respectively. Included in these contingent liabilities are approximately $-0- and $898,000, respectively, of certain dealer receivables subject to recourse. The Company also entered into a repurchase agreement on February 1, 2002 with a banking institution which calls for a liability reduction of 2 percent of the original invoice every month for 24 months, at which time the repurchase obligation terminates. The Company’s contingent liability under this agreement was approximately $1,772,000 and $2,366,000 at August 28, 2004 and August 30, 2003, respectively. (See Note 6, “Contingent Liabilities and Commitments” in the Company’s Annual Report to Shareholders for the year ended August 28, 2004). The Company’s contingent liability under repurchase agreements varies significantly from time to time, depending upon general economic conditions, seasonal shipments, competition, dealer organization, gasoline availability and price and cost of bank financing.

Competition

The recreation vehicle market is highly competitive, both as to price and quality of the product. The Company believes its principal marketing advantages are the quality of its products, its dealer organization, its warranty and service capability and its marketing strategies. The Company also believes that its prices are competitive with the competition’s units of comparable size and quality.

The Company is the leading U.S. manufacturer of motor homes. For the 12 months ended August 31, 2004, RVIA reported U.S. manufacturers factory shipments of 46,600 Class A motor homes and 23,100 Class C motor homes. Unit sales of such products by the Company for the last five fiscal years are shown on page 2 of this report. The Company has numerous competitors and potential competitors in this industry. The five largest manufacturers represented approximately 68 percent of the combined Class A and Class C motor home retail sales for the 12 months ended August 31, 2004, including the Company’s sales, which represented approximately 19.2 percent of the market. The Company is not a significant factor in the markets for its other recreation vehicle products and services or its non-recreation vehicle products.

Regulation, Trademarks and Patents

The Company is subject to a variety of federal, state and local regulations, including the National Traffic and Motor Vehicle Safety Act, under which the National Highway Traffic Safety Administration may require manufacturers to recall recreational vehicles that contain safety-related defects, and numerous state consumer protection laws and regulations relating to the operation of motor vehicles, including so-called “Lemon Laws.” The Company is subject to regulations promulgated by the Occupational Safety and Health Administration (OSHA). The Company’s facilities are periodically inspected by federal and state agencies, such as OSHA, concerned with workplace health and safety. The Company believes that its products and facilities comply in all material respects with the applicable vehicle safety, consumer protection, RVIA and OSHA regulations and standards. Amendments to any of these regulations or the implementation of new regulations, however, could significantly increase the cost of manufacturing, purchasing, operating or selling the Company’s products and could have a material adverse effect on the Company’s results of operations. The failure of the Company to comply with present or future regulations could result in fines being imposed on the Company, potential civil and criminal liability, suspension of sales or production, or cessation of operations. In addition, a major product recall could have a material adverse effect on the Company’s results of operations.

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

The Company has several registered trademarks for its motor home models which include Winnebago®, Itasca®, Rialta®, Minnie®, Minnie Winnie®, Sightseer®, Adventurer®, Journey®, Vectra®, Spirit®, Sundancer®, Sunova®, Sunrise®, Suncruiser®, Meridian® and Horizon®.

Research and Development

Research and development expenditures are expensed as incurred. During fiscal 2004, 2003, and 2002, the Company spent approximately $3,655,000, $3,464,000 and $3,190,000, respectively, on research and development activities.

Human Resources

As of September 1, 2004, 2003 and 2002, the Company employed approximately 4,220, 3,750 and 3,685 persons, respectively. Of these, approximately 3,530, 3,050 and 3,025 persons, respectively, were engaged in manufacturing and shipping functions. None of the Company’s employees are covered under a collective bargaining agreement.

ITEM 2.   Properties

The Company’s principal manufacturing, maintenance and service operations are conducted in multi-building complexes owned by the Company, containing an aggregate of approximately 1,510,000 square feet in Forest City, Iowa. The Company also owns approximately 475,000 square feet of warehouse facilities located in Forest City. The Company leases approximately 220,000 square feet of its unoccupied manufacturing facilities in Forest City to others. The Company also owns a manufacturing facility (126,000 square feet) in Hampton, Iowa and manufacturing facilities (350,000 square feet) in Charles City, Iowa. The Company leases a storage facility (16,700 square feet) in Hampton, Iowa and a manufacturing facility (19,600 square feet) in Lorimor, Iowa. Leases on the above leased facilities expire at various dates, the earliest of which is December 31, 2004. The Company’s facilities in Forest City are located on approximately 780 acres of land, all owned by the Company. An unaffiliated third-party supplier of painting services (the “Supplier”) for the Company’s motor homes has leased paint facilities in Forest City, Iowa and Charles City, Iowa. The Company has guaranteed a portion of the lease payment obligations of the Supplier. (See Note 6, “Contingent Liabilities and Commitments” in the Company’s Annual Report to Shareholders for the year ended August 28, 2004.)

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

ITEM 3.   Legal Proceedings

The Company has settled all claims raised in a lawsuit titled Sanft, et al vs. Winnebago Industries, Inc., et al involving 21 participants in the Winnebago Industries, Inc. Deferred Compensation Plan and the Winnebago Industries, Inc. Deferred Incentive Formula Bonus Plan (the “Plans”). The Plaintiffs were seeking to negate certain amendments made to the Plans in 1994 which reduced the benefits which some participants would receive under the Plans. The settlement will result in a partial reinstatement of the alleged lost benefits and had a present value cost to the Company of approximately $5,300,000. Additionally, the Company voluntarily provided the same benefits to an additional 22 non-plaintiff participants in the Plans and this will create an additional present value cost to the Company of approximately $2,040,000. The total pre-tax charge, which was recorded in the third quarter of the Company’s 2004 fiscal year, was $7,340,000, which on an after tax basis equated to approximately $4,590,000, or approximately 13 cents per diluted share. The Company paid out approximately $1,767,000 during the fourth fiscal quarter with the balance to be paid out in monthly increments over an indeterminable time period.

Reference is also made to Item 3 (Legal Proceedings) in the Company’s Annual Report on Form 10-K for the year ended August 30, 2003 for a description of certain litigation entitled Jody Bartleson, et al vs. Winnebago Industries, Inc., et al which is incorporated herein by reference. It was therein noted that Magistrate Judge Paul A. Zoss had entered an Order Approving an Amendment to the Complaint whereby Plaintiffs’ counsel sought to add a claim under the Iowa Wage Payment Collection Act. The sole purpose of such amendment was to attempt to change the nature of the case from an “opt in” class action where individual plaintiffs must take an affirmative act to join the lawsuit to an “opt out” class where all persons who have been exempt salaried employees over the three-year period preceding the filing of the lawsuit are included as plaintiffs unless they individually seek to “opt out” of the lawsuit. Chief Judge Mark W. Bennett subsequently reversed Judge Zoss’ ruling with the net result being that this lawsuit has remained an “opt in” class action with 21 participants. The Company believes that is has meritorious defenses to the Plaintiffs’ substantive claims. Trial of this case is currently scheduled to commence on January 31, 2005. As of August 28, 2004 the Company had accrued estimated legal fees for the defense of this case. However, no other amounts have been accrued for the case because it is not possible at this time to properly assess the risk of an adverse verdict or the magnitude of possible exposure.

The Company is also involved in various other legal proceedings which are ordinary routine litigation incident to its business, some of which are covered in whole or in part by insurance. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to this litigation, management is of the opinion that while the final resolution of any such litigation may have an impact on the Company’s consolidated results for a particular reporting period, the ultimate disposition of such litigation will not have any material adverse effect on the Company’s financial position, results of operations or liquidity.

ITEM 4.   Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

Name	Office (Year First Elected an Officer)	Age
Bruce D. Hertzke +	Chairman of the Board, Chief Executive Officer and President (1989)	53
Edwin F. Barker	Senior Vice President, Chief Financial Officer (1980)	57
Raymond M. Beebe	Vice President, General Counsel & Secretary (1974)	62
Robert L. Gossett	Vice President, Administration (1998)	53
Brian J. Hrubes	Controller (1996)	53
Roger W. Martin	Vice President, Sales and Marketing (2003)	44
William J. O’Leary	Vice President, Product Development (2001)	55
Robert J. Olson	Vice President, Manufacturing (1996)	53
Joseph L. Soczek, Jr	Treasurer (1996)	61

+ Director

Officers are elected annually by the Board of Directors. All of the foregoing officers have been employed by the Company as officers or in other responsible positions for at least the last five years.

PART II

ITEM 5.   Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Reference is made to information concerning the market for the Company’s common stock, cash dividends and related stockholder matters on page 40 of the Company’s Annual Report to Shareholders for the year ended August 28, 2004, which information is incorporated by reference herein. On October 13, 2004, the Board of Directors declared a cash dividend of $.07 per common share payable January 5, 2005 to shareholders of record on December 3, 2004. The Company paid dividends of $.20 per common share during fiscal 2004 and $.10 per common share during fiscal 2003. (Adjusted for the 2-for-1 stock split on March 5, 2004.)

Equity Compensation Plan Information

The following table provides information as of August 28, 2004 with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans:

Plan Category (1)	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)

Equity compensation plans approved by shareholders	1,235,040 (2)	$17.925	1,956,000 (3)

Equity compensation plans not approved by shareholders (4)	37,343 (5)	$12.381	N/A (6)

Total	1,272,383	$17.763	1,956,000

(1)	Adjustments have been recorded to reflect the 2-for-1 stock split on March 5, 2004.
(2)	This number represents stock options under the 1997 Stock Option Plan, which was approved by the shareholders of the Company on December 17, 1997. This number also includes 10,000 options granted under the 1992 Stock Option Plan for outside directors, which was terminated in fiscal 1998.
(3)	This number represents stock options available for grant under the 2004 Incentive Compensation Plan (the “Plan”) as of August 28, 2004 which was approved by shareholders on January 13, 2004. The Plan replaced the 1997 Stock Option Plan effective January 1, 2004. No new grants may be made from the 1997 Stock Option Plan. Any stock options previously granted under the 1997 Stock Option Plan will continue to vest and/or be exercisable in accordance with their original terms and conditions.
(4)	The sole Equity Compensation Plan of the Company not previously submitted to the Company’s shareholders for approval is the Director’s Deferred Compensation Plan. For description of the key provisions of this Plan, see the information in the Company’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held January 11, 2005 under the caption “Board of Directors, Committees of the Board and Corporate Goverance — Director Compensation,” which information is incorporated by reference herein.
(5)	Represents shares of common stock underlying stock units, payable on a one-for-one basis, credited to stock unit accounts as of August 28, 2004 under the Director’s Deferred Compensation Plan.
(6)	The table does not reflect a specific number of stock units which may by distributed pursuant to the Director’s Deferred Compensation Plan. The Director’s Deferred Compensation Plan does not limit the number of stock units issuable thereunder. The number of stock units to be distributed pursuant to the Director’s Deferred Compensation Plan will be based on the amount of the director’s compensation deferred and the per share price of the Company’s common stock at the time of deferral.

This table provides information with respect to purchases by the Company of shares of its common stock during each fiscal month of the fourth quarter of fiscal 2004:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs

5/30/04 – 7/3/04	—	—	—	$30,000,000

7/4/04 – 7/31/04	—	—	—	$30,000,000

8/1/04 – 8/28/04	116,800	$29.11	116,800	$26,600,000

Total	116,800	$29.11	116,800	—-

On June 16, 2004, the Company’s Board of Directors authorized the repurchase of outstanding shares of the Company’s common stock, depending on market conditions, for an aggregate of up to $30 million. There is no time restriction on this authorization. At August 28, 2004, $26,600,000 remained under this authorization.

ITEM 6.   Selected Financial Data

Reference is made to the information included under the caption “Selected Financial Data” on pages 38 and 39 of the Company’s Annual Report to Shareholders for the year ended August 28, 2004, which information is incorporated by reference herein.

ITEM 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 14 through 21 of the Company’s Annual Report to Shareholders for the year ended August 28, 2004, which information is incorporated by reference herein.

ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk

As of August 28, 2004, the Company had an investment portfolio of short-term investments, which are classified as cash and cash equivalents of $75.6 million, of which $68.4 million are fixed income investments that are subject to interest rate risk and a decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until maturity (which approximates 45 days) and, therefore, the Company would not expect to recognize an adverse impact in income or cash flows in such an event.

ITEM 8.   Financial Statements and Supplementary Data

The consolidated financial statements of the Company which appear on pages 22 through 36 and the report of Independent Registered Public Accounting Firm which appears on page 36, and the supplementary data under “Interim Financial Information (Unaudited)” on page 37 of the Company’s Annual Report to Shareholders for the year ended August 28, 2004, are incorporated by reference herein.

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.   Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 9B.   Other Information

The Company amended Article II, Section 2, of its By-Laws effective November 9, 2004 to make this provision consistent with the Company’s Policy Regarding Nominations of Directors relating to nominations by greater than 5% shareholders. A copy of the amended By-Laws is included as Exhibit 3b hereto.

PART III

ITEM 10.   Directors and Executive Officers of the Registrant

Reference is made to the table entitled Executive Officers of the Registrant in Part One of this report and to the information included under the captions “Election of Directors” and “Board of Directors, Committees of the Board and Corporate Goverance” in the Company’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held January 11, 2005, which information is incorporated by reference herein.

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s officers, directors and persons who beneficially own more than 10 percent of the Company’s common stock (collectively “Reporting Persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”) and the New York Stock Exchange. Reporting Persons are required by the SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received or written representations from certain Reporting Persons that no Forms 5 were required for those persons, the Company believes that, during fiscal year 2004, all the Reporting Persons complied with all applicable filing requirements, with the exception of Robert Olson who filed one late report reporting two transactions.

The Company has adopted a written code of ethics, the “Code of Ethics for CEO and Senior Financial Officials” (the “Code”) which is applicable to the Company’s Chief Executive Officer, Chief Financial Officer, Controller and Treasurer (collectively the “Senior Officers”). In accordance with the rules and regulations of the SEC, a copy of the Code has been filed as an exhibit to this Form 10-K, and is posted on the Company’s Web Site.

The Company intends to disclose any changes in or waivers from the Code applicable to any Senior Officer on its Web Site at http://www.winnebagoind.com or by filing a Form 8-K.

ITEM 11.   Executive Compensation

Reference is made to the information included under the caption “Executive Compensation” in the Company’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held January 11, 2005, which information is incorporated by reference herein.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management

Reference is made to the share ownership information included under the caption “Voting Securities and Principal Holders Thereof” in the Company’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held January 11, 2005, which information is incorporated by reference herein.

ITEM 13.   Certain Relationships and Related Transactions

Reference is made to the information included under the caption “Certain Transactions with Management” in the Company’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held January 11, 2005, which information is incorporated by reference herein.

ITEM 14.   Principal Accounting Fees and Services

Reference is made to the information included under the caption “Principal Accounting Fees and Services” in the Company’s Proxy Statement and for the Annual Meeting of Shareholders scheduled to be held January 11, 2005, which information is incorporated by reference herein.

PART IV

ITEM 15.   Exhibits, Financial Statement Schedules

(a) 1.	The consolidated financial statements of the Company are incorporated by reference in ITEM 8 and an index to financial statements appears on page 13 of this report.

2.	Consolidated Financial Statement Schedules Winnebago Industries, Inc. and Subsidiaries

Page
Report of Independent Auditors on Supplemental Financial Schedule	14
II Valuation and Qualifying Accounts	15

All schedules, other than Schedule II, are omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto.

3.	Exhibits

See Exhibit Index on pages 16 through 18.

UNDERTAKING

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant’s Registration Statements on Form S-8 Nos. 2-40316 (which became effective on or about June 10, 1971), 2-82109 (which became effective on or about March 15, 1983), 33-21757 (which became effective on or about May 31, 1988), 33-59930 (which became effective on or about March 24, 1993), 333-31595 (which became effective on or about July 18, 1997) and 333-113246 (which became effective on or about March 3, 2004).

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

Bruce D. Hertzke Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)

Date: November 10, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on, November 10, 2004, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Capacity
/s/ Bruce D. Hertzke

Bruce D. Hertzke	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)
/s/ Ed Barker

Edwin F. Barker	Senior Vice President, Chief Financial Officer (Principal Financial Officer)
/s/ Brian J. Hrubes

Brian J. Hrubes	Controller (Principal Accounting Officer)
/s/ Irvin E. Aal

Irvin E. Aal	Director
/s/ Gerald E. Boman

Gerald E. Boman	Director
/s/ Jerry N. Currie

Jerry N. Currie	Director
/s/ Joseph W. England

Joseph W. England	Director
/s/ John V. Hanson

John V. Hanson	Director
/s/ Gerald C. Kitch

Gerald C. Kitch	Director
/s/ Frederick M. Zimmerman

Frederick M. Zimmerman	Director

Index to Consolidated Financial Statements

Winnebago Industries, Inc. and Subsidiaries	*Page
Report of Independent Registered Public Accounting Firm	36
Consolidated Balance Sheets	22 & 23
Consolidated Statements of Income	24
Consolidated Statements of Cash Flows	25
Consolidated Statements of Changes in Stockholders’ Equity	26
Notes to Consolidated Financial Statements	27 – 36
* Refers to respective pages in the Company’s 2004 Annual Report to Shareholders, a copy of which is attached hereto, which pages are incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Winnebago Industries, Inc.
Forest City, Iowa

We have audited the consolidated financial statements of Winnebago Industries, Inc. and subsidiaries (the Company) as of August 28, 2004 and August 30, 2003 and for each of the three years in the period ended August 28, 2004 and have issued our report thereon dated November 10, 2004. Such consolidated financial statements and report are included in your fiscal 2004 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company, as listed in Item 15(a)2. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP
Minneapolis, Minnesota
November 10, 2004

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	(Dollars in thousands)
Column A	Column B	Column C		Column D	Column E	Column F
		Additions (Reductions)
Period and Description	Balance at Beginning of Period	Charged to Cost and Expenses	Bad Debts Recoveries	Deductions Charge-Offs	Other	Balance at End of Period
Year Ended August 28, 2004:
Provision for warranty reserve	$9,755	$16,200	$—	$12,599	$—	$13,356
Reserve for recall campaign	131	1,601	—	804	—	928
Allowance for doubtful
accounts receivable	134	72	—	45	—	161
Allowance for doubtful
notes receivable	25	—	—	—	—	25
Year Ended August 30, 2003:
Provision for warranty reserve	8,151	13,085	—	11,481	—	9,755
Allowance for doubtful
accounts receivable	120	54	—	40	—	134
Reserve for recall campaign	61	100	—	30	—	131
Allowance for doubtful
dealer receivables	96	(96)	—	—	—	—
Allowance for doubtful
notes receivable	25	—	—	—	—	25
Year Ended August 31, 2002:
Provision for warranty reserve	8,072	10,746	—	10,667	—	8,151
Allowance for doubtful
accounts receivable	244	(43)	1	82	—	120
Allowance for doubtful
dealer receivables	117	(24)	3	—	—	96
Reserve for recall campaign	115	73	—	127	—	61
Allowance for doubtful
notes receivable	—	25	—	—	—	25

Exhibit Index

3a.	Articles of Incorporation previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 27, 2000 (Commission File Number 1-6403), and incorporated by reference herein.

3b.	Amended By-Laws of the Registrant.

4a.	Continuing Guaranty, Commercial Security Agreement, Deposit Account Control Agreement and Collateral Receipts all dated October 1, 2003 previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 2003 (Commission File Number 1-6403), and incorporated by reference herein.

4b.	Limited Guaranty dated February 27, 2004 whereas Winnebago Industries, Inc. will act as the Guarantor to a certain lease agreement previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2004 (Commission File Number 1-6403), and incorporated by reference herein.

10a.	Winnebago Industries, Inc. Stock Option Plan for Outside Directors previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 29, 1992 (Commission File Number 1-6403), and incorporated by reference herein.*

10b.	Amendment to Winnebago Industries, Inc. Deferred Compensation Plan previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 26, 1995 (Commission File Number 1-6403), and incorporated by reference herein.*

10c.	Amendment to Winnebago Industries, Inc. Profit Sharing and Deferred Savings and Investment Plan previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 26, 1995 (Commission File Number 1-6403), and incorporated by reference herein.*

10d.	Winnebago Industries, Inc. 1987 Non-Qualified Stock Option Plan previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 29, 1987 (Commission File Number 1-6403), and incorporated by reference herein.*

10e.	Winnebago Industries, Inc. Directors’ Deferred Compensation Plan previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 1997 (Commission File Number 1-6403), and incorporated by reference herein and the Amendment dated October 15, 2003 previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 29, 2003 (Commission File Number 1-6403), and incorporated by reference herein.*

10f.	Winnebago Industries, Inc. 1997 Stock Option Plan previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 1997 (Commission File Number 1-6403), and incorporated by reference herein.*

10g.	Winnebago Industries, Inc. 2004 Incentive Compensation Plan previously filed as Appendix B with the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 13, 2004 (Commission File Number 1-6403), and incorporated by reference herein.*

10h.	Amendment to Winnebago Industries, Inc. Executive Share Option Plan previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 29, 1999 (Commission File Number 1-6403), and incorporated by reference herein and the Amendment dated January 1, 2001 previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 24, 2001 (Commission File Number 1-6403), and incorporated by reference herein.*

10i.	Winnebago Industries, Inc. Rights Plan Agreement previously filed with the Registrant’s Current Report on Form 8-K dated May 3, 2000 (Commission File Number 1-6403), and incorporated by reference herein and the Amendment dated January 13, 2003 previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 1, 2003 (Commission File Number 1-6403), and incorporated by reference herein.

10j.	Executive Change of Control Agreement dated January 17, 2001 between Winnebago Industries, Inc. and Bruce D. Hertzke previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 24, 2001 (Commission File Number 1-6403), and incorporated by reference herein.*

Exhibit Index
Page Two

10k.	Executive Change of Control Agreement dated January 17, 2001 between Winnebago Industries, Inc. and Edwin F. Barker previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 24, 2001 (Commission File Number 1-6403), and incorporated by reference herein.*

10l.	Executive Change of Control Agreement dated January 17, 2001 between Winnebago Industries, Inc. and Raymond M. Beebe previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 24, 2001 (Commission File Number 1-6403), and incorporated by reference herein.*

10m.	Executive Change of Control Agreement dated January 17, 2001 between Winnebago Industries, Inc. and Robert L. Gossett previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 24, 2001 (Commission File Number 1-6403), and incorporated by reference herein.*

10n.	Executive Change of Control Agreement dated January 17, 2001 between Winnebago Industries, Inc. and Robert J. Olson previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 24, 2001 (Commission File Number 1-6403), and incorporated by reference herein.*

10o.	Executive Change of Control Agreement dated July 12, 2001 between Winnebago Industries, Inc. and William J. O’Leary previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 25, 2001 (Commission Report Number 1-6403), and incorporated by reference herein.*

10p.	Winnebago Industries, Inc. Officers’ Incentive Compensation Plan for fiscal 2005.*

10q.	Agreement dated March 13, 2002 between Winnebago Industries, Inc. and Bruce D. Hertzke filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 2, 2002 (Commission File Number 1-6403), and incorporated by reference herein.*

10r.	Amended Winnebago Industries, Inc. Officers’ Long-Term Incentive Plan, fiscal three-year period 2003, 2004 and 2005 previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2004 (Commission Report Number 1-6403), and incorporated by reference herein.*

10s.	Executive Change of Control Agreement dated March 13, 2003 between Winnebago Industries, Inc. and Roger W. Martin previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 1, 2003 (Commission File Number 1-6403), and incorporated by reference herein.*

10t.	Two Subordination Agreements both dated April 24, 2003 between Winnebago Acceptance Corporation and GE Commercial Distribution Finance Corporation previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2003 (Commission File Number 1-6403), and incorporated by reference herein.

10u.	Winnebago Industries, Inc. Officers’ Long-Term Incentive Plan, fiscal three-year period 2004, 2005 and 2006 previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 2003 (Commission File Number 1-6403), and incorporated by reference herein.*

10v.	Winnebago Industries, Inc. Officers’ Long Term Incentive Plan, fiscal three-year period 2005, 2006 and 2007.*

13.	Winnebago Industries, Inc. Annual Report to Shareholders for the year ended August 28, 2004.

14.1	Winnebago Industries, Inc. Code of Ethics for CEO and Senior Financial Officers previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 2003 (Commission File Number 1-6403), and incorporated by reference herein.

21.	List of Subsidiaries.

23.	Consent of Independent Auditors.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 10, 2004.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 10, 2004.

Exhibit Index
Page Three

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 10, 2004.

32.2	Certification by the Chief Financial Officer pursuant to Section 1300, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 10, 2004.

*Management contract or compensation plan or arrangement.