Form 10-Q
period 2004-11-27
WINNEBAGO INDUSTRIES INC
filed 2004-12-29
CIK 107687

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 2004

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
Yes     X      No          .

There were 33,680,619 shares of $.50 par value common stock outstanding on December 27, 2004.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES

Part I   Financial Information
Item 1.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

Dollars in thousands

ASSETS	November 27, 2004	August 28, 2004

CURRENT ASSETS
Cash and cash equivalents	$101,342	$75,545
Receivables, less allowance for doubtful
accounts ($164 and $161, respectively)	25,295	46,112
Inventories	137,348	130,733
Prepaid expenses and other assets	5,800	4,814
Deferred income taxes	12,604	12,865

Total current assets	282,389	270,069

PROPERTY AND EQUIPMENT, at cost
Land	1,000	1,000
Buildings	57,384	57,029
Machinery and equipment	99,923	99,511
Transportation equipment	9,332	9,349

	167,639	166,889
Less accumulated depreciation	104,641	102,894

Total property and equipment, net	62,998	63,995

DEFERRED INCOME TAXES	24,834	25,166

INVESTMENT IN LIFE INSURANCE	21,782	22,863

OTHER ASSETS	14,196	12,463

TOTAL ASSETS	$406,199	$394,556

See Unaudited Condensed Notes to Condensed Consolidated Financial Statements.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except par value

LIABILITIES AND STOCKHOLDERS’ EQUITY	November 27, 2004	August 28, 2004

CURRENT LIABILITIES
Accounts payable, trade	$31,654	$46,659
Income tax payable	14,443	4,334
Accrued expenses
Accrued compensation	14,173	21,217
Product warranties	13,053	13,356
Promotional	8,924	5,885
Self-insurance	7,503	6,483
Other	7,120	7,344

Total current liabilities	96,870	105,278

POSTRETIREMENT HEALTH CARE AND DEFERRED
COMPENSATION BENEFITS	88,125	87,403

STOCKHOLDERS’ EQUITY
Capital stock, common, par value $.50; authorized
60,000,000 shares: issued 51,776,000 shares	25,888	25,888
Additional paid-in capital	15,524	14,570
Reinvested earnings	409,623	392,430

	451,035	432,888
Less treasury stock, at cost	229,831	231,013

Total stockholders’ equity	221,204	201,875

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$406,199	$394,556

See Unaudited Condensed Notes to Condensed Consolidated Financial Statements.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

In thousands, except per share data	Thirteen Weeks Ended
	November 27, 2004	November 29, 2003*
Net revenues	$266,133	$254,933
Cost of goods sold	226,069	215,468

Gross profit	40,064	39,465

Operating expenses
Selling	4,554	4,561
General and administrative	5,557	5,738

Total operating expenses	10,111	10,299

Operating income	29,953	29,166

Financial income	494	303

Income before income taxes	30,447	29,469

Provision for taxes	10,903	11,402

Net income	$19,544	$18,067

Income per share – basic (Note 10)	$.58	$.51

Income per share – diluted (Note 10)	$.57	$.50

Weighted average shares of common stock
outstanding
Basic	33,606	35,298

Diluted	34,178	35,846

See Unaudited Condensed Notes to Condensed Consolidated Financial Statements.

*Adjusted for 2-for-1 stock split on March 5, 2004.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands	Thirteen Weeks Ended
	November 27, 2004	November 29, 2003
Cash flows from operating activities
Net income	$19,544	$18,067
Adjustments to reconcile net income to net cash provided by
operating activities
Depreciation and amortization	2,444	2,370
Tax benefit of stock options	450	1,297
Other	314	(30)
Change in assets and liabilities
Decrease in receivable and other assets	19,805	8,730
Increase in inventories	(6,615)	(13,599)
Decrease (increase) in deferred income taxes	593	(274)
Decrease in accounts payable and accrued expenses	(18,517)	(6,375)
Increase in income taxes payable	10,109	10,297
(Decrease) increase in postretirement benefits	(183)	1,733

Net cash provided by operating activities	27,944	22,216

Cash flows used in investing activities
Purchases of property and equipment	(1,498)	(2,047)
Other	16	85

Net cash used in investing activities	(1,482)	(1,962)

Cash flows used in financing activities and capital transactions
Payments for purchase of common stock	—	(63,979)
Payment of cash dividends	(2,351)	(1,823)
Proceeds from issuance of common and treasury stock	1,686	3,056

Net cash used in financing activities and capital transactions	(665)	(62,746)

Net increase (decrease) in cash and cash equivalents	25,797	(42,492)
Cash and cash equivalents – beginning of period	75,545	99,381

Cash and cash equivalents – end of period	$101,342	$56,889

See Unaudited Condensed Notes to Condensed Consolidated Financial Statements.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 1:   Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of November 27, 2004, the consolidated results of operations for the 13 weeks ended November 27, 2004 and November 29, 2003 and the consolidated cash flows for the 13 weeks ended November 27, 2004 and November 29, 2003. The statement of income for the 13 weeks ended November 27, 2004 is not necessarily indicative of the results to be expected for the full year. The balance sheet data as of August 28, 2004 was derived from audited financial statements, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company’s Annual Report to Shareholders for the year ended August 28, 2004.

Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported net income or stockholders’ equity. All share and per share amounts have been restated to record the effect of the 2-for-1 stock split on March 5, 2004.

Accounting for Stock-Based Compensation. The Company adopted SFAS No. 123, Accounting for Stock-Based Compensation in fiscal 1997. The Company has elected to continue following the accounting guidance of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees for measurement and recognition of stock-based transactions with employees. No compensation cost has been recognized for options issued under the Company’s equity compensation plans because the exercise price of all options granted was not less than 100 percent of fair market value of the common stock on the date of grant. Had compensation cost for the stock options issued been determined based on the fair value at the grant date, consistent with provisions of SFAS No. 123, income and income per share for the 13 weeks ended November 27, 2004 and November 29, 2003 would have been changed to the proforma amounts as follows:

	Thirteen Weeks Ended
	November 27, 2004	November 29, 2003
In thousands, except per-share amounts
Net income
Net income – as reported	$19,544	$18,067
Less estimated stock-based employee compensation
determined under fair value based method	(870)	(535)

Net income – proforma	$18,674	$17,532

Earnings per common share
Basic – as reported	$.58	$.51
Less estimated stock-based employee compensation
determined under fair value based method	(.02)	(.01)

Basic – proforma	$.56	$.50

Diluted – as reported	$.57	$.50
Less estimated stock-based employee compensation
determined under fair value based method	(.02)	(.01)

Diluted – proforma	$.55	$.49

Weighted average common shares outstanding
Basic	33,606	35,298

Diluted	34,178	35,846

The Company estimated the fair values using the Black-Scholes option-pricing model, modified for dividends and using the following assumptions:

	2005	2004
Risk-free rate	3.25%	2.81%
Expected dividend yield	.70%	.72%
Expected stock price volatility	46.56%	48.54%
Expected option term	3 years	4 years
Fair value per option	$10.72	$9.75

NOTE 2:   New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities,” which addresses the reporting and consolidation of variable interest entities as they relate to a business enterprise. This interpretation incorporates and supercedes the guidance set forth in Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements.” It requires the consolidation of variable interest entities into the financial statements of a business enterprise if that enterprise holds a controlling interest via other means than the traditional voting majority. The FASB has amended FIN 46, now known as FIN 46 Revised December 2003 (FIN 46R). The Company adopted this standard during the third quarter of fiscal 2004 and it had no impact on the Company’s financial condition or operating results.

In January 2004, the FASB issued FASB Staff Position (FSP) FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act). The Act introduced a prescription drug benefit and federal subsidy to sponsors of retiree health care benefit plans. The Act permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer recognition of the effects of the Act in accounting for its retiree healthcare benefit plans until authoritative guidance on accounting for subsidies provided by the Act is issued. SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pension,” requires enacted changes in relevant laws to be considered in current period measurements of postretirement benefit costs and accumulated postretirement benefit obligation. The Company provides prescription drug benefits to certain eligible retirees and elected the one-time deferral of accounting for the effects of the Act in the second quarter of fiscal 2004.

In May 2004, the FASB issued FSP FAS 106-2 to provide guidance on accounting for the effects of the Act and supercedes FSP FAS 106-1. In addition, this FSP requires employers to provide certain disclosures in their future financial statements regarding the effect of the Act and the related subsidy on postretirement health obligations and net periodic postretirement benefit cost. The Company’s accrued costs and liabilities for these benefits do not reflect any amount associated with the subsidy because the Company has concluded its plan is not likely eligible to receive the subsidy due to a plan amendment made in September 2004.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which amends FASB Statement Nos. 123 and 95. SFAS 123R requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, and will be effective for public companies for interim or annual periods beginning after June 15, 2005. This new standard may be adopted in one of two ways — the modified prospective transition method or the modified retrospective transition method. The Company is currently evaluating the effect that the accounting change will have on its financial position and results of operations.

NOTE 3:   Inventories

Inventories are valued at the lower of cost or market, with cost being determined under the last-in, first-out (LIFO) method and market defined as net realizable value.

Inventories consist of the following (dollars in thousands):

	November 27, 2004	August 28, 2004
Finished goods	$59,333	$58,913
Work in process	51,028	47,337
Raw materials	55,015	51,675

	165,376	157,925
LIFO reserve	(28,028)	(27,192)

	$137,348	$130,733

NOTE 4:   Warranties

Estimated warranty costs are provided at the time of sale of the warranted products. Estimates of future warranty costs are based on prior experience and known current events. The changes in the provision for warranty reserve for the 13 weeks ended November 27, 2004 and November 29, 2003 are as follows (dollars in thousands):

	November 27, 2004	November 29, 2003
Balance at beginning of fiscal year	$13,356	$9,755
Provision	3,424	3,893
Claims paid	(3,727)	(3,230)

Balance at end of period	$13,053	$10,418

NOTE 5:   Employee Retirement Plans

The Company provides certain health care and other benefits for retired employees who have fulfilled eligibility requirements at age 55 with 15 years of continuous service. Retirees are required to pay a monthly premium for medical coverage based on years of service at retirement and their age. Effective September 2004, the Company amended its postretirement health care benefit plan to establish a maximum monthly amount the Company will pay per retiree. This amendment will significantly reduce the net postretirement health care expense in subsequent periods. Net postretirement benefit expense consisted of the following components (dollars in thousands):

	Thirteen Weeks Ended
	November 27, 2004	November 29, 2003
Interest cost	$452	$947
Service cost	228	634
Net amortization and deferral	(744)	18

Net periodic benefit cost	$(64)	$1,599

The Company has paid approximately $224,000 in net postretirement benefit expenses for the 13 weeks ended November 27, 2004.

NOTE 6:   Contingent Liabilities and Commitments

Repurchase Commitments.

It is customary practice for companies in the recreation vehicle industry to enter into repurchase agreements with lending institutions which have provided wholesale floorplan financing to dealers.

Most dealers are financed on a “floorplan” basis under which a bank or finance company lends the dealer all, or substantially all, of the purchase price, collateralized by a security interest in the merchandise purchased. These repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, the Company will repurchase the financed merchandise. The agreements provide that the Company’s liability will not exceed 100 percent of the dealer invoice and provide for periodic liability reductions based on the time since the date of the original invoice. These repurchase obligations expire upon the earlier to occur of (i) the dealer’s sale of the financed unit or (ii) one year from the date of the original invoice. The Company’s contingent obligations under these repurchase agreements are reduced by the proceeds received upon the resale of any repurchased unit. The Company’s contingent liability on these repurchase agreements was approximately $367,305,000 and $355,396,000 at November 27, 2004 and August 28, 2004, respectively. The Company’s actual losses under these repurchase agreements were approximately $33,000 and $-0- during the 13 weeks ended November 27, 2004 and November 29, 2003, respectively and charged against the reserve the Company carries on its balance sheet. The reserve for repurchases at November 27, 2004 and November 29, 2003 was approximately $296,000 and $280,000, respectively.

The Company also entered into a repurchase agreement on February 1, 2002 with a banking institution which calls for a liability reduction of 2% of the original invoice every month for 24 months, at which time the repurchase obligation terminates. The Company’s contingent liability under this agreement was approximately $-0- and $1,772,000 at November 27, 2004 and August 28, 2004, respectively. The Company did not incur any actual losses under this repurchase agreement during the 13 weeks ended November 27, 2004 and November 29, 2003. The initial agreement covered a two year period with the option, subject to annual renewal, at the discretion of the parties thereto. The agreement was renewed as of February 1, 2004. However, during the first quarter of fiscal 2005, the dealer involved transferred its financing to a different banking institution, thus eliminating the Company’s liability under this agreement.

Guarantees.

During the second quarter of fiscal 2002, the Company entered into a five year services agreement (the “Agreement”) with one of its suppliers (the “Supplier”) and the Forest City Economic Development, Inc., an Iowa non-profit corporation (the “FCED”), requiring the Supplier to provide RV paint services to the Company. Three of the Company’s officers have board seats on the 20 member FCED board. The FCED constructed and debt financed a paint facility on its land adjoining one of the Company’s manufacturing plants for the Supplier and the Supplier leases the land and facility from the FCED under a lease that expires in August 2012. In the event of termination of the Agreement by any of the parties involved before September 1, 2007, the rights and obligations of the Supplier under the lease would be transferred to the Company. As of November 27, 2004, the Supplier is current with its lease payment obligations to the FCED with approximately $3,664,000 (principal and interest) remaining to be paid through August 2012. Also, under the terms of the Agreement in the event of a default by the Supplier, the Company would be obligated to purchase from the Supplier approximately $750,000 of equipment installed in the paint facility at net book value and is obligated to assume payment obligations for approximately $45,000 in capital equipment leases.

Also in the second quarter of fiscal 2002, the Company guaranteed $700,000 of the FCED $2,200,000 bank debt for the construction of the paint facility leased by the Supplier. The Company also pledged a $500,000 certificate of deposit to the bank to collateralize a portion of its $700,000 guarantee.

During the first quarter of fiscal 2004, the debt obligations for the FCED’s paint facility were renegotiated from $2,200,000 to $2,925,000 and as part of this transaction, the Company executed a new guaranty whereby the amount of the guarantee was reduced from $700,000 to $500,000 with the Company continuing to agree to pledge a $500,000 certificate of deposit to the bank and the prior guarantee was released. The term of the guarantee coincides with the payment of the first $500,000 of lease obligations of the Supplier scheduled to be paid by February 2006. As a result of the new guarantee, the Company recorded a $500,000 liability in the first quarter of fiscal 2004 which will be amortized as the FCED makes its monthly debt payments funded by monthly lease payments from the Supplier. The balance of the guarantee as of November 27, 2004 was approximately $306,000.

During the second quarter of fiscal 2004, the Company entered into a five-year limited guaranty agreement (“Guarantee Agreement”) with a leasing corporation (“Landlord”) and the Supplier. The Landlord will construct a paint facility for the Supplier through debt financing on land adjoining one of the Company’s manufacturing plants. The Landlord and the Supplier have signed a ten-year lease agreement which commenced on August 1, 2004. The Guarantee Agreement states that the Company will guarantee the first 60 monthly lease payments (totaling approximately $1,559,000 of principal and interest).

In the event of a payment default before August 2009 and the Supplier’s failure to correct the default, the Landlord shall give the Company (Guarantor) written notice of its intent to terminate said lease. At the time of this notification, the Company will have various options that it must exercise in a timely manner. As of November 27, 2004, the Supplier is current with its lease payment obligations to the Landlord. The estimated fair value of the guarantee as of November 27, 2004 was approximately $291,000.

Litigation.

Certain legal proceedings in which the Company is involved are described in the Company’s Annual Report on Form 10-K for the year ended August 28, 2004.

The Company is also involved in various other legal proceedings which are ordinary routine litigation incident to its business, some of which are covered in whole or in part by insurance. While it is impossible to estimate with certainty the ultimate legal and financial liability which respect to this litigation, management is of the opinion that, while the final resolution of any such litigation may have an impact on the Company’s consolidated results for a particular reporting period, the ultimate disposition of such litigation will not have any material adverse effect on the Company’s financial position, results of operations, or liquidity.

NOTE 7:   Supplemental Cash Flow Disclosure

For the periods indicated, the Company paid cash for the following (dollars in thousands):

	Thirteen Weeks Ended
	November 27, 2004	November 29, 2003
Interest	$—	$80
Income taxes	—	9

NOTE 8:   Dividend Declared

On October 13, 2004, the Board of Directors declared a cash dividend of $.07 per common share payable January 5, 2005 to shareholders of record on December 3, 2004 which has been recorded as an accrued liability in the accompanying November 27, 2004 balance sheet.

NOTE 9:   Repurchase of Outstanding Stock

On June 16, 2004, the Board of Directors authorized the repurchase of outstanding shares of the Company’s common stock, at the discretion of management, for an aggregate of up to $30 million. As of November 27, 2004, 116,800 shares had been repurchased for an aggregate consideration of approximately $3,400,000 under this authorization.

NOTE 10:   Income Per Share

The following table reflects the calculation of basic and diluted earnings per share for the 13 weeks ended November 27, 2004 and November 29, 2003.

	Thirteen Weeks Ended
In thousands except per share data	November 27, 2004	November 29, 2003
Earnings per share – basic
Net income	$19,544	$18,067

Weighted average shares outstanding	33,606	35,298

Earnings per share – basic	$.58	$.51

Earnings per share – assuming dilution
Net income	$19,544	$18,067

Weighted average shares outstanding	33,606	35,298
Dilutive impact of options outstanding	572	548

Weighted average shares & potential
dilutive shares outstanding	34,178	35,846

Earnings per share - assuming dilution	$.57	$.50

There were options outstanding to purchase 44,000 shares of common stock at a price of $34.855 per share, which were not included in the computation of diluted earnings per share during the 13 weeks ended November 27, 2004 because the options’ exercise price was greater than the average market price of the common stock.

For the 13 weeks ended November 27, 2003, there were options outstanding to purchase 414,000 shares of common stock at a price of $26.495 per share, which were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common stock.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains statements which may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties, including, but not limited to, reactions to actual or threatened terrorist attacks, availability and price of fuel, a significant increase in interest rates, a slowdown in the economy, availability of chassis and other key component parts, sales order cancellations, slower than anticipated sales of new or existing products, new product introductions by competitors, and other factors which may be disclosed throughout this report.

Although management believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this report. Winnebago Industries undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise, except as required by law or the rules of the New York Stock Exchange.

It is suggested that this management’s discussion be read in conjunction with the Management’s Discussion and Analysis included in the Company’s Annual Report to Shareholders for the year ended August 28, 2004.

BUSINESS OVERVIEW

Winnebago Industries, Inc. headquartered in Forest City, Iowa, is the leading United States (U.S.), manufacturer of motor homes, self-contained recreation vehicles used primarily in leisure travel and outdoor recreation activities. Winnebago Industries was incorporated under the laws of the state of Iowa on February 12, 1958, and adopted its present name on February 28, 1961.

The Company’s products are subjected to what the Company believes is the most rigorous testing in the RV Industry. The Company markets its recreation vehicles on a wholesale basis to approximately 305 dealer locations as of November 27, 2004 and November 29, 2003.

Motorized RV revenues represented 60 percent of the RV industry in calendar 2003. For this reason and because we believe there are further growth opportunities in this segment, Winnebago Industries has continued to focus on the motorized segment of the RV industry. The continuation of an improved RV market and positive acceptance of our new motor home products have contributed to the record earnings during the first quarter ended November 27, 2004.

For the calendar year-to-date as of October 31, 2004 and October 31, 2003, the Company’s dealers retailed 10,430 and 9,483 Winnebago Industries’ motor homes, respectively. These retail sales accounted for approximately 19.3 percent and 19.0 percent share, respectively, of the total U.S. motor home retail registrations, according to Statistical Survey data.

While market share is important, the Company has made a point of stating that its primary goal is to be the most profitable public company in the RV industry. The Company measures profitability by using five guidelines: Return on Average Total Assets (ROA), Return on Average Net Equity (ROE), Return on Average Invested Capital (ROIC), operating margin as a percent of sales and net profit margin as a percent of sales. (See page 3 of the Company’s 2004 Annual Report to Shareholders.)

CRITICAL ACCOUNTING POLICIES

In preparing the consolidated financial statements, the Company follows accounting principles generally accepted in the United States of America, which in many cases requires the Company to make assumptions, estimates and judgments that affect the amounts reported. Many of these policies are straightforward. There are, however, some policies that are critical because they are important in determining the financial condition and results of operations. These policies are described below and some may involve management judgments due to the sensitivity of the methods, assumptions and estimates necessary in determining the related income statement, asset and/or liability amounts.

Revenue.   Generally, revenues for motor homes are recorded when all of the following conditions are met: an order for a product has been received from a dealer; written or verbal approval for payment has been received from the dealer’s floor plan financial institution; and the product is delivered to the dealer who placed the order. Sales are generally made to dealers who finance their purchases under floor plan financing arrangements with banks or finance companies.

Revenues for the Company’s original equipment manufacturing (OEM) components and recreation vehicle related parts are recorded as the products are shipped from the Company’s location. The title of ownership transfers on these products as they leave the Company’s location due to the freight terms of F.O.B. – Forest City, Iowa.

Repurchase Commitments.   Companies in the recreation vehicle industry enter into repurchase agreements with lending institutions which have provided wholesale floor-plan financing to dealers. These agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, the Company will repurchase the financed merchandise. The agreements also provide that the Company’s liability will not exceed 100 percent of the dealer invoice and provide for periodic liability reductions based on the time since the date of the original invoice. These repurchase obligations generally expire upon the earlier to occur of (i) the dealer’s sale of the financed unit or (ii) one year from the date of the original invoice. The Company’s ultimate exposure under these repurchase agreements are reduced by the proceeds received upon the resale of any repurchased unit. The gross repurchase obligation will vary depending on the season and the level of dealer inventories. Past losses under these agreements have not been significant and lender repurchase obligations have been funded out of working capital. (See Note 6 of the Unaudited Condensed Notes to Condensed Consolidated Financial Statements.)

Warranty.   The Company offers a variety of warranties on its products ranging from one to three years in length. Estimated costs related to product warranty are accrued at the time of sale and included in cost of sales. Estimated costs are based upon past warranty claims and unit sales history and adjusted as required to reflect actual costs incurred, as information becomes available. A significant increase in dealership labor rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize. In addition to the costs associated with the contractual warranty coverage provided on our motor homes, we also incur costs as a result of additional service actions not covered by our warranties, including product recalls and customer satisfaction actions. (See Note 4 of the Unaudited Condensed Notes to Condensed Consolidated Financial Statements.)

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

SELECTED CONSOLIDATED STATEMENTS OF INCOME DATA

Current Quarter Compared to Same Quarter Last Year

The following is an analysis of changes in key items included in the consolidated statements of income for the 13-week period ended November 27, 2004 compared to the 13-week period ended November 29, 2003.

Dollars in thousands, except per share data	Comparison of Thirteen Weeks Ended November 27, 2004 to November 29, 2003		Thirteen Weeks Ended
			November 27, 2004	November 29, 2003

	Increase (Decrease)	% Change	% of Net Revenues
Net revenues	$11,200	4.4%	100.0%	100.0%
Cost of goods sold	10,601	4.9	85.0	84.5

Gross profit	599	1.5	15.0	15.5
Selling	(7)	(.2)	1.7	1.8
General and administrative	(181)	(3.2)	2.1	2.2

Operating income	787	2.7	11.2	11.5
Financial income	191	63.0	.2	.1
Provision for taxes	(499)	(4.4)	4.1	4.5

Net income	$1,477	8.2%	7.3%	7.1%

Diluted earnings per share	$.07	14.0%

Fully diluted average shares outstanding	(1,668)	(4.7)%

Net revenues for the 13 weeks ended November 27, 2004 increased 4.4 percent to $266.1 million compared to $254.9 million for the quarter ended November 29, 2003. Unit deliveries consisted of the following:

	Thirteen Weeks Ended November 27, 2004	Thirteen Weeks Ended November 29, 2003	(Decrease) Increase	% Change
Class A motor homes (gas)	1,326	1,342	(16)	(1.2)%
Class A motor homes (diesel)	596	529	67	12.7%
Class C motor homes	903	1,091	(188)	(17.2)%

Total deliveries	2,825	2,962	(137)	(4.6)%

Revenues increased 4.4 percent during the 13 weeks ended November, 27, 2004, while unit deliveries decreased 4.6 percent. The 12.7 percent increase in diesel deliveries, traditionally a higher priced unit, was the primary reason for the increase in revenues notwithstanding the decrease in unit deliveries.

Gross profit as a percentage of net revenues was lower during the 13 weeks ended November 27, 2004 (15.0 percent) when compared to the comparable period ended November 29, 2003 (15.5 percent). Unfavorably impacting gross profit in the period ended November 27, 2004, were lower production volume, a mix of lower margin products, and an increase in health care costs for the Company’s active employees. Partially offsetting this is the reduction in postretirement health care benefits due to an amendment in the Company’s plan.

General and administrative expenses decreased 3.2 percent during the 13 weeks ended November 27, 2004, to $5.6 million or 2.1 percent of net revenues, compared to $5.7 million or 2.2 percent of net revenues for the 13 weeks ended November 29, 2003. The decreases in percentage and dollars were due primarily to lower legal settlement costs in fiscal 2005.

Financial income increased 63.0 percent during the 13 weeks ended November 27, 2004 to $494,000 from $303,000 for the 13 weeks ended November 29, 2003. The increase in financial income during the first quarter of fiscal 2005 was due to more cash being available for investing than during the first quarter of fiscal 2004. Also, the average rate the Company earned on investments during the fiscal 2005 period was higher than the average rate earned during the fiscal 2004 period.

The effective income tax rate decreased to 35.8 percent for the 13 weeks ended November 27, 2004 from 38.7 percent for the 13 weeks ended November 29, 2003. The decrease was primarily due to a decrease in non-deductible losses in the Winnebago Health Care Management Company.

Net income and earnings per diluted share increased by 8.2 percent and 14.0 percent, respectively, when comparing the 13 weeks ended November 27, 2004 to the 13 weeks ended November 29, 2003. The difference in percentages was primarily due to a lower number of outstanding shares of the Company’s common stock during the 13 weeks ended November 27, 2004, as a result of common stock repurchased by the Company. (See Note 10 of the Unaudited Condensed Notes to Condensed Consolidated Financial Statements.)

ANALYSIS OF FINANCIAL CONDITION, LIQUIDITY AND RESOURCES

The Company meets its working capital, capital equipment and other cash requirements with funds generated from operations.

At November 27, 2004, working capital was $185.5 million, an increase of $20.7 million from August 28, 2004‘s amount of $164.8 million.

Net cash provided by operating activities for the 13 weeks ended November 27, 2004 was $27.9 million compared to $22.2 million for the 13 weeks ended November 29, 2003. The major items affecting cash from operations were as follows:

(In thousands)	November 27, 2004	November 29, 2003
Cash provided by:
Net income	$19,544	$18,067
Decrease in receivables and other assets	19,805	8,730
Decrease in work-in-process inventory	—	5,167
Cash used by:
Payments of accounts payable balances	(18,517)	(6,375)
Increase in finished goods inventory	—	(18,766)
Increase in work in process and raw
material inventory	(7,013)	—
Other	14,125	15,393

Total	$27,944	$22,216

Changes in cash flows from operating activities for the quarter ended November 27, 2004 were due primarily to:

Decreases in receivables and other assets due to the payoffs of unit deliveries, recorded as receivables as of the fiscal year-end, during the first quarter of fiscal 2005.

Decreases in accounts payable and accrued expenses due to the payment of fiscal 2004 employee incentive programs and a reduction in payables owed to the Company’s vendors.

Increases in raw material and work in process inventory due primarily to the Company carrying a larger chassis inventory as of November 27, 2004.

Changes in cash flows from operating activities for the quarter ended November 29, 2003 were due primarily to:

Decreases in receivables and other assets due to the payoffs of unit deliveries, recorded as receivables as of August 30, 2003, during the first quarter of fiscal 2004.

Decreases in work-in-process inventory were due primarily to start-up problems in a new motor home series during the period ended August 30, 2003.

Decreases in accounts payable and accrued expenses due to the payment of fiscal 2003 employee incentive programs and, to a lesser degree, a reduction in payables owed to the Company’s vendors

Increases in finished goods inventory offset partially by a decrease in raw material inventory due to a larger number of units in the Company’s finished goods in anticipation of a strong spring selling season.

The primary uses of cash for investing activities for the 13-week period ended November 27, 2004 were for capital equipment requirements of $1.5 million compared to $2.0 million during the 13-week period ended November 29, 2003.

Cash used by financing activities for the period ended November 27, 2004 was $2.4 million for the payment of cash dividends partially offset by $1.7 million from the proceeds for the issuance of common and treasury stock. Primary uses of cash in financing activities for the period ended November 29, 2003 were $64.0 million for the Company’s common stock repurchases, and $1.8 million for the payment of cash dividends, partially offset by $3.1 million cash provided from the proceeds for the issuance of treasury stock.

On November 27, 2004 the Company’s cash and cash equivalent balance was $101.3 million. Estimated demands at November 27, 2004 on the Company’s liquid assets for the remainder of fiscal 2005 include $9.4 million for capital expenditures, primarily for production equipment, and $7.1 million for cash dividends ($2.4 million payable January 5, 2005). On June 16, 2004, the Board of Directors authorized the repurchase of outstanding shares of the Company’s common stock, at the discretion of management, for an aggregate of up to $30 million. As of November 27, 2004, 116,800 shares had been repurchased for an aggregate consideration of approximately $3.4 million under this authorization.

Management currently expects its cash on hand and funds from operations to be sufficient to cover both short-term and long-term operation requirements.

COMPANY OUTLOOK

Long-term growth demographics are favorable for the Company as its target market of consumers age 50 and older is expected to increase for the next 30 years. In addition to growth in the target market due to the aging of the baby boom generation, a study conducted in 2001 by the University of Michigan for the RV industry shows that the age of people interested in purchasing RVs is also expanding to include younger buyers under 35 years of age as well as older buyers over age 75 who are staying healthy and active much later in life. This study also shows an increased interest in owning RVs by a larger percentage of all U.S. households.

Order backlog for the Company’s motor homes was as follows:

Units	November 27, 2004	November 29, 2003	Decrease	% Change
Class A motor homes (gas)	915	1,023	(108)	(10.6)%
Class A motor homes (diesel)	494	818	(324)	(39.6)%
Class C motor homes	671	927	(256)	(27.6)%

Total backlog	2,080	2,768	(688)	(24.9)%

Total approximate revenue
dollars (in thousands)	$187,780	$227,880	$(40,100)	(17.6)%

The Company includes in its backlog all accepted purchase orders from dealers shippable within the next six months. Orders in backlog can be canceled or postponed at the option of the purchaser at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

The backlog is lower this year than last year’s historic levels due in part to increased capacity as a result of Winnebago Industries’ new Charles City Manufacturing Facility and due to more traditional levels of dealer inventory.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of November 27, 2004, the Company had an investment portfolio of short-term investments, which are classified as cash and cash equivalents of $101.3 million, of which $94.4 million are fixed income investments that are subject to interest rate risk and a decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until maturity (which approximates 45 days) and, therefore, the Company would not expect to recognize an adverse impact in income or cash flows in such an event.

Item 4.   CONTROLS AND PROCEDURES

The Company has established disclosure controls and procedures, which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

The Company’s Chief Executive Officer and its Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls, and procedures as of the end of the quarter covered by this 10-Q. Based on their evaluation, they concluded that its disclosure controls and procedures were effective in achieving the objectives for which they were designed.

Furthermore, there have been no changes in the Company’s internal controls over financial reporting during the fiscal quarter covered by this 10-Q that have materially affected, or are reasonably likely to material affect, its internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Winnebago Industries, Inc.
Forest City, Iowa

We have reviewed the accompanying consolidated balance sheet of Winnebago Industries, Inc. and subsidiaries (the Company) as of November 27, 2004, and the related consolidated statements of income for the 13-week period and the condensed consolidated statements of cash flows for the 13-week periods ended November 27, 2004 and November 29, 2003, respectively. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of August 28, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated November 10, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of August 28, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/   Deloitte & Touche LLP
Deloitte & Touche LLP
Minneapolis, Minnesota
December 28, 2004

PART II   Other Information

Item 1.	Legal Proceedings

Reference is also made to Item 3 (Legal Proceedings) in the Company’s Annual Report on Form 10-K for the year ended August 28, 2004 for a description of certain litigation entitled Jody Bartleson, et al vs. Winnebago Industries, Inc., et al.

The Company is also involved in various other legal proceedings which are ordinary routine litigation to its business, some of which are covered in whole or in part by insurance. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to this litigation, management is of the opinion that, while the final resolution of any such litigation may have an impact on the Company’s consolidated results for a particular reporting period, the ultimate disposition of such litigation will not have any material adverse effect on the Company’s financial position, results of operations or liquidity.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On June 16, 2004, the Company’s Board of Directors authorized the repurchase of outstanding shares of the Company’s common stock, at the discretion of management, for an aggregate of up to $30 million. There is no time restriction on this authorization.

The Company did not repurchase any of its common stock during the first quarter of fiscal 2005.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits — See Exhibit Index on page 21.

(b)	8-K filings during quarter ended November 28, 2004.

On October 8, 2004, the Company filed a report on Form 8-K relating to a press release issued by the Company to announce the anticipated date of its fourth quarter and 2004 fiscal year end earnings conference call.

On October 14, 2004, the Company filed a report on Form 8-K relating to a press release issued by the Company to announce its fourth quarter and 2004 fiscal year end earnings.

On October 19, 2004, the Company filed a report on Form 8-K disclosing the Company’s Board of Directors’ granting of options on October 13, 2004 to specifically named executive officers.

On November 9, 2004, the Company filed a report on Form 8-K reporting that Hanson Capital Partners, LLC had completed the sale of Winnebago’s common stock included in a written trading plan executed on August 12, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.

(Registrant)
Date	December 29, 2004	/s/ Bruce D. Hertzke

Bruce D. Hertzke Chairman of the Board, Chief Executive Officer, and President
(Principal Executive Officer)

Date	December 29, 2004	/s/ Edwin F. Barker

Edwin F. Barker Senior Vice President – Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

15.	Letter regarding Unaudited Interim Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated December 29, 2004.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated December 29, 2004.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated December 29, 2004.

32.2.	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated December 29, 2004.