Form 10-Q
period 2005-02-26
WINNEBAGO INDUSTRIES INC
filed 2005-04-05
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 26, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________________ Commission file number 001-06403

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
Yes     X      No          .

There were 33,379,859 shares of $0.50 par value common stock outstanding on April 1, 2005.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

Dollars in thousands

ASSETS	February 26, 2005	August 28, 2004

CURRENT ASSETS
Cash and cash equivalents	$16,107	$24,445
Short-term investments	97,479	51,100
Receivables, less allowance for doubtful
accounts ($137 and $161, respectively)	27,677	46,112
Inventories	146,452	130,733
Prepaid expenses and other assets	5,035	4,814
Deferred income taxes	12,806	12,865

Total current assets	305,556	270,069

PROPERTY AND EQUIPMENT, at cost
Land	1,000	1,000
Buildings	58,490	57,029
Machinery and equipment	99,775	99,511
Transportation equipment	9,405	9,349

	168,670	166,889
Less accumulated depreciation	105,539	102,894

Total property and equipment, net	63,131	63,995

DEFERRED INCOME TAXES	25,228	25,166

INVESTMENT IN LIFE INSURANCE	21,686	22,863

OTHER ASSETS	14,492	12,463

TOTAL ASSETS	$430,093	$394,556

See Unaudited Condensed Notes to Condensed Consolidated Financial Statements. Certain prior year information has been reclassified to conform to the current year presentation.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except par value
LIABILITIES AND STOCKHOLDERS’ EQUITY	February 26, 2005	August 28, 2004

CURRENT LIABILITIES
Accounts payable, trade	$40,894	$46,659
Income tax payable	11,650	4,334
Accrued expenses
Accrued compensation	16,107	21,217
Product warranties	13,152	13,356
Promotional	12,485	5,885
Self-insurance	7,971	6,483
Other	6,916	7,344

Total current liabilities	109,175	105,278

POSTRETIREMENT HEALTH CARE AND DEFERRED
COMPENSATION BENEFITS	88,069	87,403

STOCKHOLDERS’ EQUITY
Capital stock, common, par value $.50; authorized
60,000,000 shares: issued 51,776,000 shares	25,888	25,888
Additional paid-in capital	15,871	14,570
Reinvested earnings	421,627	392,430

	463,386	432,888
Less treasury stock, at cost	230,537	231,013

Total stockholders' equity	232,849	201,875

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$430,093	$394,556

See Unaudited Condensed Notes to Condensed Consolidated Financial Statements.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

In thousands, except per share data
	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	February 26, 2005	February 28, 2004*	February 26, 2005	February 28, 2004*

Net revenues	$239,359	$266,033	$505,492	$520,966
Cost of goods sold	207,305	231,004	433,374	446,472

Gross profit	32,054	35,029	72,118	74,494

Operating expenses
Selling	4,564	4,461	9,118	9,022
General and administrative	5,798	6,039	11,355	11,777

Total operating expenses	10,362	10,500	20,473	20,799

Operating income	21,692	24,529	51,645	53,695

Financial income	639	283	1,133	586

Income before income taxes	22,331	24,812	52,778	54,281

Provision for taxes	7,965	8,932	18,868	20,334

Net income	$14,366	$15,880	$33,910	$33,947

Income per share - basic (Note 11)	$0.43	$0.47	$1.01	$0.98

Income per share - diluted (Note 11)	$0.42	$0.46	$0.99	$0.96

Weighted average shares of common stock
outstanding
Basic	33,672	33,928	33,647	34,613

Diluted	34,254	34,545	34,224	35,196

See Unaudited Condensed Notes to Consolidated Financial Statements. *Adjusted for 2-for-1 stock split on March 5, 2004.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands
	Twenty-Six Weeks Ended

	February 26, 2005	February 28, 2004

Cash flows from operating activities
Net income	$33,910	$33,947
Adjustments to reconcile net income to net cash provided by
operating activities
Depreciation and amortization	4,931	4,759
Tax benefit of stock options	687	2,328
Other	543	504
Change in assets and liabilities
Decrease (increase) in receivable and other assets	18,210	(11,446)
Increase in inventories	(15,719)	(23,101)
Increase in deferred income taxes	(3)	(2,248)
(Decrease) increase in accounts payable and accrued expenses	(3,419)	10,568
Increase in income taxes payable	7,316	7,485
(Decrease) increase in postretirement benefits	(249)	2,891

Net cash provided by operating activities	46,207	25,687

Cash flows (used in) provided by investing activities
Purchases of property and equipment	(4,178)	(4,967)
Purchases of short-term investments	(147,473)	(63,707)
Proceeds from the sale of short-term investments	101,094	103,817
Other	(365)	(115)

Net cash (used in) provided by investing activities	(50,922)	35,028

Cash flows used in financing activities and capital transactions
Payments for purchase of common stock	(1,787)	(63,979)
Payment of cash dividends	(4,712)	(3,517)
Proceeds from issuance of common and treasury stock	2,876	4,226

Net cash used in financing activities and capital transactions	(3,623)	(63,270)

Net decrease in cash and cash equivalents	(8,338)	(2,555)

Cash and cash equivalents - beginning of period	24,445	9,272

Cash and cash equivalents - end of period	$16,107	$6,717

See Unaudited Condensed Notes to Condensed Consolidated Financial Statements. Certain prior year information has been reclassified to conform to the current year presentation.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

NOTE 1: Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of February 26, 2005, the consolidated results of operations for the 13 and 26 weeks ended February 26, 2005 and February 28, 2004 and the consolidated cash flows for the 26 weeks ended February 26, 2005 and February 28, 2004. The statement of income for the 26 weeks ended February 26, 2005, is not necessarily indicative of the results to be expected for the full year. The balance sheet data as of August 28, 2004 was derived from audited financial statements, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company’s Annual Report to Shareholders for the year ended August 28, 2004.

Cash and Cash Equivalents. The Company maintains cash and money market account balances to meet daily liquidity needs.

Short-Term Investments. As of February 26, 2005, the Company classified its auction rate securities, municipal auction rate notes and other investment-grade marketable debt securities to short-term investments — available-for-sale securities. As a result, the Company reclassified $97.5 million from “cash and cash equivalents” to “short-term investments — available-for-sale-securities” as of February 26, 2005 with a corresponding reclassification of $51.1 million recorded as of August 28, 2004. The Company also made corresponding adjustments to its unaudited condensed consolidated statements of cash flows to reflect the purchases and sales or maturity of these securities as investing cash flows.

Accounting for Stock-Based Compensation. The Company adopted SFAS No. 123, Accounting for Stock-Based Compensation in fiscal 1997. The Company has elected to continue following the accounting guidance of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees for measurement and recognition of stock-based transactions with employees. No compensation cost has been recognized for options issued under the Company’s equity compensation plans because the exercise price of all options granted was not less than 100 percent of fair market value of the common stock on the date of grant. Had compensation cost for the stock options issued been determined based on the fair value at the grant date, consistent with provisions of SFAS No. 123, income and income per share for the 13 and 26 weeks ended February 26, 2005 and February 28, 2004 would have been changed to the proforma amounts as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004

In thousands, except per-share amounts
Net income
Net income - as reported	$14,366	$15,880	$33,910	$33,947
Less estimated stock-based employee compensation
determined under fair value based method	(1,115)	(808)	(1,985)	(1,616)

Net income - proforma	$13,251	$15,072	$31,925	$32,331

Earnings per common share
Basic - as reported	$0 .43	$0.47	$1.01	$0.98
Less estimated stock-based employee compensation
determined under fair value based method	(0.03)	(0.02)	(0.06)	(0.05)

Basic - proforma	$0.40	$0.45	$0.95	$0.93

Diluted - as reported	$0 .42	$0 .46	$0.99	$0.96
Less estimated stock-based employee compensation
determined under fair value based method	(0.03)	(0.02)	(0.06)	(0.04)

Diluted - proforma	$0.39	$0 .44	$0.93	$0.92

Weighted average common shares outstanding
Basic	33,672	33,928	33,647	34,613

Diluted	34,254	34,545	34,224	35,196

The Company estimated the fair values using the Black-Scholes option-pricing model, modified for dividends and using the following assumptions:

	2005	2004

Risk-free rate	3.25%	2.81%
Expected dividend yield	.70%	.72%
Expected stock price volatility	46.35 – 46.56%	48.19 – 48.54%
Expected option term	3 years	4 years
Fair value per option	$10.87	$10.04

NOTE 2: New Accounting Pronouncements

In January 2004, the FASB issued FASB Staff Position (FSP) FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act). The Act introduced a prescription drug benefit and federal subsidy to sponsors of retiree health care benefit plans. The FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer recognition of the effects of the Act in accounting for its retiree healthcare benefit plans until authoritative guidance on accounting for subsidies provided by the Act is issued. SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pension,” requires enacted changes in relevant laws to be considered in current period measurements of postretirement benefit costs and accumulated postretirement benefit obligation. The Company provides prescription drug benefits to certain eligible retirees and elected the one-time deferral of accounting for the effects of the Act in the second quarter of fiscal 2004 until authoritative accounting guidance was provided.

In May 2004, the FASB issued FSP FAS 106-2 to provide guidance on accounting for the effects of the Act and supercedes FSP FAS 106-1. This FSP is effective for the first interim or annual accounting period beginning after June 15, 2004. In addition, this FSP requires employers to provide certain disclosures in their future financial statements regarding the effect of the Act and the related subsidy on postretirement health obligations and net periodic postretirement benefit cost. The Company does not believe the federal subsidy will have a material effect, if any, upon adoption of the FSP in fiscal 2006 due to the September 2004 plan amendment discussed further in Note 6.

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

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs (“SFAS 151”), which amends Accounting Research Bulletin (ARB) No. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) as current-period charges regardless of whether they meet the criteria of “so abnormal.” SFAS 151 also requires the allocation of fixed production overhead to the costs of conversion based on the normal capacity of the production facilities. SFAS 151 will be effective during fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect that the accounting change will have on its financial position and results of operations.

NOTE 3: Short-Term Investments — Available-For-Sale-Securities

The Company’s short-term investments consist of auction rate preferred securities, municipal auction rate notes and other investment-grade marketable debt securities. The original maturities of these investments may be over one year. However, these securities have certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to sell them through a Dutch auction process that occurs at pre-determined intervals of less than one year. The Company’s short-term investments are classified as available-for-sale securities due to management’s intent regarding these securities. The carrying value of these securities approximates fair market value due to their liquidity profile. As of February 26, 2005 and August 28, 2004, there were no unrealized gains or losses associated with these investments. The Company had approximately $97.5 million and $51.1 million in short-term investments as of February 26, 2005 and August 28, 2004, respectively.

NOTE 4: Inventories

Inventories are valued at the lower of cost or market, with cost being determined under the last-in, first-out (LIFO) method and market defined as net realizable value.

Inventories consist of the following (dollars in thousands):

	February 26, 2005	August 28, 2004

Finished goods	$67,666	$58,913
Work in process	50,780	47,337
Raw materials	56,805	51,675

	175,251	157,925
LIFO reserve	(28,799)	(27,192)

	$146,452	$130,733

NOTE 5: Warranties

Estimated warranty costs are provided at the time of sale of the warranted products. Estimates of future warranty costs are based on prior experience and known current events. The changes in the provision for warranty reserve for the 26 weeks ended February 26, 2005 and February 28, 2004 are as follows (dollars in thousands):

	February 26, 2005	February 28, 2004

Balance at beginning of fiscal year	$13,356	$9,755
Provision	6,865	8,030
Claims paid	(7,069)	(5,895)

Balance at end of period	$13,152	$11,890

NOTE 6: Employee Retirement Plans

The Company provides certain health care and other benefits for retired employees who have fulfilled eligibility requirements at age 55 with 15 years of continuous service. Retirees are required to pay a monthly premium for medical coverage based on years of service at retirement and their age. Effective September 2004, the Company amended its postretirement health care benefit plan to establish a maximum monthly amount the Company will pay per retiree. The plan amendment will significantly reduce the cost of the plan and resulted in a $40.4 million reduction in the accumulated postretirement benefit obligation as of September 2004 which was required to be deferred and is being amortized over the approximate remaining service period of active participants. Net postretirement benefit expense consisted of the following components (dollars in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004

Interest cost	$453	$947	$905	$1,894
Service cost	227	634	455	1,268
Amortization of prior service cost	(745)	17	(1,489)	35

Net periodic benefit (income) cost	$(65)	$1,598	$(129)	$3,197

For accounting purposes, the Company is recognizing income from the plan in fiscal 2005 due to the amortization of the cost savings from the September 2004 amendment. However, the Company is still obligated to pay the cost of previously accrued and earned retiree benefits and paid approximately $262,000 and $313,000 of such benefits for the 26 weeks ended February 26, 2005 and February 28, 2004, respectively.

NOTE 7: Contingent Liabilities and Commitments

Repurchase Commitments.

It is customary practice for companies in the recreation vehicle industry to enter into repurchase agreements with lending institutions which have provided wholesale floorplan financing to dealers.

Most dealers are financed on a “floorplan” basis under which a bank or finance company lends the dealer all, or substantially all, of the purchase price, collateralized by a security interest in the merchandise purchased. These repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, the Company will repurchase the financed merchandise. The agreements provide that the Company’s liability will not exceed 100 percent of the dealer invoice and provide for periodic liability reductions based on the time since the date of the original invoice. These repurchase obligations expire upon the earlier to occur of (i) the dealer’s sale of the financed unit or (ii) one year from the date of the original invoice. The Company’s contingent obligations under these repurchase agreements are reduced by the proceeds received upon the resale of any repurchased unit. The Company’s contingent liability on these repurchase agreements was approximately $401,250,000 and $353,624,000 at February 26, 2005 and August 28, 2004, respectively. The Company’s actual losses under these repurchase agreements were approximately $33,000 and $-0- during the 26 weeks ended February 26, 2005 and February 28, 2004, respectively, and charged against the reserve the Company carries on its balance sheet. The reserve for repurchases at February 26, 2005 and February 28, 2004 was approximately $304,000 and $319,000, respectively.

The Company also entered into a repurchase agreement on February 1, 2002 with a banking institution which calls for a liability reduction of 2% of the original invoice every month for 24 months, at which time the repurchase obligation terminates. The Company’s contingent liability under this agreement was approximately $-0- and $1,772,000 at February 26, 2005 and August 28, 2004, respectively. The Company did not incur any actual losses under this repurchase agreement during the 26 weeks ended February 26, 2005 and February 28, 2004. The initial agreement covered a two year period with the option, subject to annual renewal, at the discretion of the parties thereto. The agreement was renewed as of February 1, 2004. However, during the first quarter of fiscal 2005, the dealer involved transferred its financing to a different banking institution, thus eliminating the Company’s liability under this agreement.

Guarantees.

During the second quarter of fiscal 2002, the Company entered into a five year services agreement (the “Agreement”) with one of its suppliers (the “Supplier”) and the Forest City Economic Development, Inc., an Iowa non-profit corporation (the “FCED”), requiring the Supplier to provide RV paint services to the Company. Three of the Company’s officers have board seats on the 20 member FCED board. The FCED constructed and debt financed a paint facility on its land adjoining one of the Company’s manufacturing plants for the Supplier and the Supplier leases the land and facility from the FCED under a lease that expires in August 2012. In the event of termination of the Agreement by any of the parties involved before September 1, 2007, the rights and obligations of the Supplier under the lease would be transferred to the Company. As of February 26, 2005, the Supplier is current with its lease payment obligations to the FCED with approximately $3,630,000 (principal and interest) remaining to be paid through August 2012. Also, under the terms of the Agreement in the event of a default by the Supplier, the Company would be obligated to purchase from the Supplier approximately $750,000 of equipment installed in the paint facility at net book value and is obligated to assume payment obligations for approximately $45,000 in capital equipment leases.

Also in the second quarter of fiscal 2002, the Company guaranteed $700,000 of the FCED $2,200,000 bank debt for the construction of the paint facility leased by the Supplier. The Company also pledged a $500,000 certificate of deposit to the bank to collateralize a portion of its $700,000 guarantee.

During the first quarter of fiscal 2004, the debt obligations for the FCED’s paint facility were renegotiated from $2,200,000 to $2,925,000 and as part of this transaction, the Company executed a new guaranty whereby the amount of the guarantee was reduced from $700,000 to $500,000 with the Company continuing to agree to pledge a $500,000 certificate of deposit to the bank and the prior guarantee was released. The term of the guarantee coincides with the payment of the first $500,000 of lease obligations of the Supplier scheduled to be paid by February 2006. As a result of the new guarantee, the Company recorded a $500,000 liability in the first quarter of fiscal 2004 which will be amortized as the FCED makes its monthly debt payments funded by monthly lease payments from the Supplier. The balance of the guarantee as of February 26, 2005 was approximately $231,000.

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

In the event of a payment default before August 2009 and the Supplier’s failure to correct the default, the Landlord shall give the Company (Guarantor) written notice of its intent to terminate said lease. At the time of this notification, the Company will have various options that it must exercise in a timely manner. As of February 26, 2005, the Supplier is current with its lease payment obligations to the Landlord. The estimated fair value of the guarantee as of February 26, 2005 was approximately $275,000.

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

NOTE 8: Supplemental Cash Flow Disclosure

For the periods indicated, the Company paid cash for the following (dollars in thousands):

	Twenty-Six Weeks Ended

	February 26, 2005	February 28, 2004

Interest	$—	$80
Income taxes	11,058	12,631

NOTE 9: Dividends Declared

On January 12, 2005, the Board of Directors declared a quarterly cash dividend of $.07 per common share payable April 4, 2005 to shareholders of record on March 4, 2005 which has been recorded as an accrued liability in the accompanying February 26, 2005 balance sheet.

On March 16, 2005, the Board of Directors declared a quarterly cash dividend of $.07 per common share, payable July 6, 2005 to shareholders of record on June 3, 2005.

NOTE 10: Repurchase of Outstanding Stock

On June 16, 2004, the Board of Directors authorized the repurchase of outstanding shares of the Company’s common stock, at the discretion of management, for an aggregate consideration of up to $30 million. As of February 26, 2005, 163,610 shares had been repurchased for an aggregate consideration of approximately $5.0 million under this authorization. Also, during the second quarter of fiscal 2005, 5,790 shares for an aggregate consideration of approximately $196,000 was repurchased terminating the prior authorizations of up to $15 million accounced on June 19, 2002 and up to $20 million announced on March 19, 2003. (See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.)

NOTE 11: Income Per Share

The following table reflects the calculation of basic and diluted earnings per share for the 13 and 26 weeks ended February 26, 2005 and February 28, 2004.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

In thousands except per share data	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004

Earnings per share - basic
Net income	$14,366	$15,880	$33,910	$33,947

Weighted average shares outstanding	33,672	33,928	33,647	34,613

Earnings per share - basic	$0.43	$0.47	$1.01	$0.98

Earnings per share - assuming dilution
Net income	$14,366	$15,880	$33,910	$33,947

Weighted average shares outstanding	33,672	33,928	33,647	34,613
Dilutive impact of options outstanding	582	617	577	583

Weighted average shares & potential
dilutive shares outstanding	34,254	34,545	34,224	35,196

Earnings per share - assuming dilution	$0.42	$0.46	$0.99	$0.96

For the 13 weeks ended February 26, 2005, all options were included in the computation of diluted earnings per share because no option’s exercise price was greater than the average market price of the common stock.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains statements which may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties, including, but not limited to, reactions to actual or threatened terrorist attacks, availability and price of fuel, a significant increase in interest rates, a decline in consumer confidence, a slowdown in the economy, availability of chassis and other key component parts, sales order cancellations, slower than anticipated sales of new or existing products, new product introductions by competitors, and other factors which may be disclosed throughout this report.

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

BUSINESS OVERVIEW

Winnebago Industries, Inc. headquartered in Forest City, Iowa, is the leading United States (U.S.) manufacturer of motor homes, self-contained recreation vehicles (RV) used primarily in leisure travel and outdoor recreation activities. Winnebago Industries was incorporated under the laws of the state of Iowa on February 12, 1958, and adopted its present name on February 28, 1961.

The Company’s products are subjected to what the Company believes is the most rigorous testing in the RV Industry. The Company markets its recreation vehicles on a wholesale basis to approximately 310 dealer locations as of February 26, 2005 and February 28, 2004.

Motorized RV revenues represented 60 percent of the RV industry in calendar 2003 (at this time, industry-wide data for calendar 2004 has not been completed). For this reason and because we believe there are further growth opportunities in this segment, Winnebago Industries has continued to focus on the motorized segment of the RV industry. Winnebago Industries has been able to maintain its market share even though there are recent indications that industry-wide motor home production has exceeded market demand, causing an industry-wide imbalance of motor home inventory. The Company will continue to monitor its inventories on hand to ensure that production is in line with market demand.

For the calendar years 2004 and 2003, the Company’s dealers retailed 11,622 and 10,786 Winnebago Industries’ motor homes, respectively. These retail sales accounted for approximately 19.0 percent of the total U.S. motor home retail registrations, according to Statistical Survey data for each of these calendar years.

While market share is important, the Company’s primary goal is to be the most profitable public company in the RV industry. The Company measures profitability by using five guidelines: Return on Average Total Assets (ROA), Return on Average Net Equity (ROE), Return on Average Invested Capital (ROIC), operating margin as a percent of sales and net profit margin as a percent of sales. (See page 3 of the Company’s 2004 Annual Report to Shareholders.)

CRITICAL ACCOUNTING POLICIES

In preparing the consolidated financial statements, the Company follows accounting principles generally accepted in the United States of America, which in many cases requires the Company to make assumptions, estimates and judgments that affect the amounts reported. Many of these policies are straightforward. There are, however, some policies that are critical because they are important in determining the Company’s financial condition and results of operations. These policies are described below and some may involve management judgments due to the sensitivity of the methods, assumptions and estimates necessary in determining the related income statement, asset and/or liability amounts.

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

Repurchase Commitments.  Companies in the recreation vehicle industry enter into repurchase agreements with lending institutions which have provided wholesale floor-plan financing to dealers. The agreements to which the Company is a party provide that, in the event of default by the dealer on the agreement to pay the lending institution, the Company will repurchase the financed merchandise. The agreements also provide that the Company’s liability will not exceed 100 percent of the dealer invoice and provide for periodic liability reductions based on the time since the date of the original invoice. These repurchase obligations generally expire upon the earlier to occur of (i) the dealer’s sale of the financed unit or (ii) one year from the date of the original invoice. The Company’s ultimate exposure under these repurchase agreements is reduced by the proceeds received upon the resale of any repurchased unit. The gross repurchase obligation will vary depending on the season and the level of dealer inventories. Past losses under these agreements have not been significant and lender repurchase obligations have been funded out of working capital. (See Note 7 of the Unaudited Condensed Notes to Condensed Consolidated Financial Statements.)

Warranty.  The Company offers a variety of warranties on its products ranging from one to three years in length. Estimated costs related to product warranty are accrued at the time of sale and included in cost of sales. Estimated costs are based upon past warranty claims and unit sales history and adjusted as required to reflect actual costs incurred, as information becomes available. A significant increase in dealership labor rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize. (See Note 5 of the Unaudited Condensed Notes to Condensed Consolidated Financial Statements.) In addition to the costs associated with the contractual warranty coverage provided on our motor homes, we also incur costs as a result of additional service actions not covered by our warranties, including product recalls and customer satisfaction actions.

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

SELECTED CONSOLIDATED STATEMENTS OF INCOME DATA

Current Quarter Compared to the Same Quarter Last Year

The following is an analysis of changes in key items included in the consolidated statements of income for the 13-week period ended February 26, 2005 compared to the 13-week period ended February 28, 2004.

	Comparison of Thirteen Weeks Ended February 26, 2005 to February 28, 2004		Thirteen Weeks Ended

Dollars in thousands, except per share data			February 26, 2005	February 28, 2004

	Increase (Decrease)	% Change	% of Net Revenues

Net revenues	$(26,674)	(10.0%)	100.0%	100.0%
Cost of goods sold	(23,699)	(10.3)	86.6	86.8

Gross profit	(2,975)	(8.5)	13.4	13.2
Selling	103	2.3	1.9	1.7
General and administrative	(241)	(4.0)	2.4	2.3

Operating income	(2,837)	(11.6)	9.1	9.2
Financial income	356	125.8	.2	.1
Provision for taxes	(967)	(10.8)	3.3	3.3

Net income	$(1,514)	(9.5%)	6.0%	6.0%

Diluted earnings per share	$(0.04)	(8.7%)

Fully diluted average shares outstanding
(in thousands)	(291)	(.8%)

Net revenues for the 13 weeks ended February 26, 2005 decreased 10.0 percent to $239.4 million compared to $266.0 million for the quarter ended February 28, 2004. Unit deliveries consisted of the following:

	Thirteen Weeks Ended February 26, 2005	Thirteen Weeks Ended February 28, 2004	Decrease	% Change

Class A motor homes (gas)	1,117	1,268	(151)	(11.	9%)
Class A motor homes (diesel)	550	716	(166)	(23.	2%)
Class C motor homes	887	1,038	(151)	(14.	5%)

Total deliveries	2,554	3,022	(468)	(15.	5%)

While net revenues decreased 10.0 percent during the 13 weeks ended February 26, 2005, unit deliveries decreased 15.5 percent. The percentage decrease in unit deliveries was partially offset by an increase in the average sale price per unit when comparing the two quarters. Also causing the reduction in revenues and unit deliveries was dealer inventory levels being at more normal levels during the period ended February 26, 2005 compared to February 28, 2004.

Gross profit as a percentage of net revenues was higher during the 13 weeks ended February 26, 2005 (13.4 percent) when compared to the comparable period ended February 28, 2004 (13.2 percent). Unfavorably impacting the February 28, 2004 quarter was the recording of a reserve of approximately $1.9 million (representing .7 percent of net revenues) associated with a product recall. Also, when comparing the two quarters, lower production volume and higher fixed costs unfavorably impacted gross profit during the period ended February 26, 2005.

Selling expenses increased 2.3 percent ($103,000) during the 13 weeks ended February 26, 2005, to $4.6 million or 1.9 percent of net revenues compared to $4.5 million or 1.7 percent of net revenues for the 13 weeks ended February 28, 2004. The increases in dollars and percentage were due primarily to increased advertising costs offset partially by a reduction in sales employee incentive compensation costs.

General and administrative expenses decreased 4.0 percent during the 13 weeks ended February 26, 2005, to $5.8 million compared to $6.0 million for the 13 weeks ended February 28, 2004; however, as a percentage of net revenues for the period ending February 26, 2005 increased to 2.4 percent compared to 2.3 percent for the period ended February 28, 2004. The decrease in dollars was due primarily to a reduction of approximately $300,000 in management incentive compensation costs in the second quarter of fiscal 2005.

Financial income increased 125.8 percent during the 13 weeks ended February 26, 2005 to $639,000 from $283,000 for the 13 weeks ended February 28, 2004. The increase in financial income during the second quarter of fiscal 2005 was due to more cash being available for investing than during the second quarter of fiscal 2004. Also, the average rate the Company earned on investments during the fiscal 2005 period was higher than the average rate earned during the fiscal 2004 period.

The overall effective income tax rate decreased to 35.7 percent for the 13 weeks ended February 26, 2005 from 36.0 percent for the 13 weeks ended February 28, 2004. The decrease was primarily due to a decrease in non-deductible losses in the Winnebago Health Care Management Company.

Net income and earnings per diluted share decreased by 9.5 percent and 8.7 percent, respectively, when comparing the 13 weeks ended February 26, 2005 to the 13 weeks ended February 28, 2004. The difference in percentages was primarily due to a lower number of outstanding shares of common stock during the 13 weeks ended February 26, 2005, as a result of common stock repurchased by the Company. (See Note 10 of the Unaudited Condensed Notes to Condensed Consolidated Financial Statements.)

Current Year-to-Date Compared to the Same Period Last Year

The following is an analysis of changes in key items included in the consolidated statements of income for the 26-week period ended February 26, 2005 compared to the 26-week period ended February 28, 2004.

	Comparison of Twenty-Six Weeks Ended February 26, 2005 to February 28, 2004		Twenty-Six Weeks Ended

Dollars in thousands, except per share data			February 26, 2005	February 28, 2004

	Increase (Decrease)	% Change	% of Net Revenues

Net revenues	$(15,474)	(3.0%)	100.0%	100.0%
Cost of goods sold	(13,098)	(2.9)	85.7	85.7

Gross profit	(2,376)	(3.2)	14.3	14.3
Selling	96	1.1	1.8	1.7
General and administrative	(422)	(3.6)	2.3	2.3

Operating income	(2,050)	(3.8)	10.2	10.3
Financial income	547	93.3	.2	.1
Provision for taxes	(1,466)	(7.2)	3.7	3.9

Net income	$(37)	(.1%)	6.7%	6.5%

Diluted earnings per share	$0.03	3.1%

Fully diluted average shares outstanding
(in thousands)	(972)	(2.8%)

Net revenues for the 26 weeks ended February 26, 2005 decreased 3.0 percent to $505.5 million compared to $521.0 million for the 26 weeks ended February 28, 2004. Unit deliveries consisted of the following:

	Twenty-Six Weeks Ended February 26, 2005	Twenty-Six Weeks Ended February 28, 2004	Decrease	% Change

Class A motor homes (gas)	2,443	2,610	(167)	(6.4%)
Class A motor homes (diesel)	1,146	1,245	(99)	(8.0%)
Class C motor homes	1,790	2,129	(399)	(15.	9%)

Total deliveries	5,379	5,984	(605)	(10.1%)

Net revenues decreased 3.0 percent during the 26 weeks ended February 26, 2005, while unit deliveries decreased 10.1 percent. The percentage decrease in net revenues was less than the percentage decrease in unit deliveries due to an increase in the average sales price per unit when comparing the two periods.

Gross profit as a percentage of net revenues was 14.3 percent during both 26 week periods.

Selling expenses increased by 1.1 percent ($96,000) during the 26 weeks ended February 26, 2005, to $9.1 million (1.8 percent of net revenues) compared to $9.0 million (1.7 percent of net revenues for the 26 weeks ended February 28, 2004). The increases in percentage and dollars were due primarily to increased advertising costs, offset partially by a reduction in sales employee incentive compensation costs.

General and administrative expenses decreased 3.6 percent during the 26 weeks ended February 26, 2005, to $11.4 million (2.3 percent of net revenues) compared to $11.8 million (2.3 percent of net revenues) for the 26 weeks ended February 28, 2004. The decrease in dollars was due primarily to a reduction of approximately $275,000 in management incentive compensation costs during the fiscal 2005 period.

Financial income increased 93.3 percent during the 26 weeks ended February 26, 2005 to $1.1 million from $586,000 for the 26 weeks ended February 28, 2004. The increase in financial income during the first half of fiscal 2005 was due to more cash being available for investing than during the first half of fiscal 2004. Also, the average rate the Company earned on investments during the fiscal 2005 period was significantly higher than the average rate earned during the fiscal 2004 period.

The overall effective income tax rate decreased to 35.7 percent for the 26 weeks ended February 26, 2005 from 37.5 percent for the 26 weeks ended February 28, 2004. The decrease was primarily due to a decrease in non-deductible losses in the Winnebago Health Care Management Company.

Net earnings per diluted share increased by 3.1 percent when comparing the 26 weeks ended February 26, 2005 to the 26 weeks ended February 28, 2004. The increase was due primarily to a lower number of outstanding shares of the Company's common stock during the 26 weeks ended February 26, 2005, as a result of common stock repurchased by the Company. (See Note 10 of the Unaudited Condensed Notes to Condensed Consolidated Financial Statements.)

ANALYSIS OF FINANCIAL CONDITION, LIQUIDITY AND RESOURCES

The Company meets its working capital, capital equipment and other cash requirements with funds generated from operations.

At February 26, 2005, working capital was $196.4 million, an increase of $31.6 million from August 28, 2004's amount of $164.8 million.

Net cash provided by operating activities for the 26 weeks ended February 26, 2005 was $46.2 million compared to $25.7 million for the 26 weeks ended February 28, 2004. The major items affecting cash from operations were as follows:

	Twenty-Six Weeks Ended

(In thousands)	February 26, 2005	February 28, 2004

Cash provided by:
Net income	$33,910	$33,947
Decrease in receivables and other assets	18,210	—
Increase in accounts payable and accrued
expenses	—	10,568
Cash used by:
Increase in receivables and other assets	—	(11,446)
Payments of accounts payable and accrued
expenses	(3,419)	—
Increase in inventories	(15,719)	(23,101)
Other	13,225	15,719

Total	$46,207	$25,687

Changes in cash flows from operating activities for the first half of fiscal 2005 were due primarily to:

Decreases in receivables and other assets were due to the dealer’s payoff of unit deliveries, during the first half of fiscal 2005, recorded as receivables as of the fiscal year-end, and a return to a more traditional receivable level.

Decreases in accounts payable and accrued expenses were due to the payment of fiscal 2004 employee incentive programs and a reduction in payables owed to the Company’s vendors.

Increase in inventories was due primarily to an increase in finished goods inventory of approximately 100 units (most of which were produced for sale into dealer rental fleets) and an increase in raw material and work-in-process due to a larger chassis inventory as of February 26, 2005.

Changes in cash flows from operating activities for the first half of fiscal 2004 were due primarily to:

The increase in accounts payable balances was due primarily to increases in the Company’s production schedules.

The increase in receivables and other assets was due primarily to an abnormally larger amount of deliveries of the Company’s products during February 2004.

Increases in inventories were due primarily to a larger number of chassis in the Company’s inventory and an increase in finished goods units of approximately 270 units at February 28, 2004.

The primary uses of cash for investing activities were for capital equipment requirements of $4.2 million for the 26-week period ended February 26, 2005 compared to $5.0 million during the 26-week period ended February 28, 2004.

The Company purchased $147.5 million of short-term investments and received proceeds of $101.1 million from the sale or maturity of short-term investments during the 26 weeks ended February 26, 2005. During the 26 weeks ended February 28, 2004 the Company purchased $63.7 million of short-term investments and received proceeds of $103.8 million from the sale or maturity of short-term investments.

Cash used by financing activities for the period ended February 26, 2005 was $1.8 million for Company’s common stock repurchases and $4.7 million for the payment of cash dividends offset partially by $2.9 million from the proceeds for the issuance of common and treasury stock. Primary uses of cash in financing activities for the period ended February 28, 2004 were $64.0 million for Company’s common stock repurchases and $3.5 million for the payment of cash dividends offset partially by $4.2 million cash provided from the proceeds for the issuance of common and treasury stock.

On February 26, 2005 the Company’s cash and cash equivalents balance was $16.1 million and available-for-sale securities — short-term investments was $97.5 million. Estimated demands at February 26, 2005 on the Company’s liquid assets for the remainder of fiscal 2005 include $5.5 million for capital expenditures, primarily for production equipment, and $4.7 million for payments of cash dividends. On June 16, 2004, the Board of Directors authorized the repurchase of outstanding shares of the Company’s common stock, depending on market conditions, for an aggregate of up to $30 million. As of February 26, 2005, 163,610 shares had been repurchased for an aggregate consideration of approximately $5.0 million under this authorization.

Management currently expects its cash on hand and funds from operations to be sufficient to cover both short-term and long-term operation requirements.

COMPANY OUTLOOK

Long-term demographics are favorable for the Company as its target market of consumers age 50 and older is expected to increase for the next 30 years. In addition to growth in the target market due to the aging of the baby boom generation, a study conducted in 2001 by the University of Michigan for the RV industry shows that the age of people interested in purchasing RVs is also expanding to include younger buyers under 35 years of age as well as older buyers over age 75 who are staying healthy and active much later in life. This study also shows an increased interest in owning RVs by a larger percentage of all U.S. households.

Order backlog for the Company’s motor homes was as follows:

Units	February 26, 2005	February 28, 2004	(Decrease) Increase	% Change

Class A motor homes (gas)	683	1,234	(551)	(44.7%)
Class A motor homes (diesel)	453	794	(341)	(42.9%)
Class C motor homes	972	905	67	7.4%

Total backlog	2,108	2,933	(825)	(28.1%)

Total approximate revenue
dollars (in millions)	$189.1	$251.9	$(62.8)	(24.9%)

The Company includes in its backlog all accepted purchase orders from dealers shippable within the next six months. Orders in backlog can be canceled or postponed at the option of the purchaser at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of February 26, 2005, the Company had $113.6 million of cash and short-term investments consisting of $16.1 million of cash and cash equivalents and available-for-sale securities of $97.5 million. Taking into account the credit risk criteria of our investments policies, the primary market risk associated with these investments is interest rate risk and a decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments for the typical Dutch auction period (an average of 45 days) and, therefore, the Company would not expect to recognize an adverse impact in income or cash flows in such an event.

Item 4. CONTROLS AND PROCEDURES

The Company has established disclosure controls and procedures, which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

The Company’s Chief Executive Officer and its Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls, and procedures as of the end of the quarter covered by this 10-Q. Based on their evaluation, they concluded that the Company’s disclosure controls and procedures were effective in achieving the objectives for which they were designed.

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
Forest City, Iowa

We have reviewed the accompanying consolidated balance sheet of Winnebago Industries, Inc. and subsidiaries (the Company) as of February 26, 2005, and the related consolidated statements of income for the 13- and 26-week periods and the condensed consolidated statements of cash flows for the 26-week period ended February 26, 2005 and February 28, 2004, respectively. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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
April 5, 2005

PART II. OTHER INFORMATION

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

This table provides information with respect to purchases by the Company of shares of its common stock during each fiscal month of the second quarter of fiscal 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs

11/28/04 - 1/01/05	—	—	—	$26,796,000
1/02/05 - 1/29/05	52,600	$33.92	52,600	$25,009,000
1/30/05 - 2/26/05	—	—	—	$25,009,000
Total	52,600	$33.92	52,600	—

On June 16, 2004, the Company’s Board of Directors authorized the repurchase of outstanding shares of the Company’s common stock, at the discretion of management, for an aggregate of up to $30 million. There is no time restriction on this authorization. At February 26, 2005, approximately $25 million remained under this authorization. Also, during the second quarter of fiscal 2005, 5,790 shares for an aggregate consideration of approximately $196,000 was repurchased terminating the prior authorizations of up to $15 million announced on June 19, 2002 and up to $20 million announced on March 19, 2003.

The Company did not repurchase any of its common stock during the first quarter of fiscal 2005.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of shareholders was held January 11, 2005.

(b)	The breakdown of votes for the election of three directors was as follows*

	Votes Cast For	Authority Withheld

Jerry N. Currie (2008)	30,149,433	1,793,114
Lawrence A. Erickson (2008)	30,094,588	1,847,959
John E. Herlitz (2008)	31,790,775	151,772

*There were no broker non-votes.

(c)	Directors whose terms continued after the shareholders meeting:

John V. Hanson	(2006)
Bruce D. Hertzke	(2006)
Gerald C. Kitch	(2006)
Irvin E. Aal	(2007)
Joseph W. England	(2007)

( ) Represents year of Annual Meeting that individual’s term will expire.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits — See Exhibit Index on page 23.

(b)	8-K filings during quarter ended February 26, 2005.

On December 10, 2004, the Company filed a report on Form 8-K relating to a press release issued by the Company to announce the anticipated date of its first quarter of fiscal 2005 earnings announcement.

On December 15, 2004, the Company filed a report on Form 8-K relating to a press release issued by the Company to announce its first quarter of fiscal 2005 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.

(Registrant)

Date April 5, 2005	/s/ Bruce D. Hertzke

Bruce D. Hertzke Chairman of the Board, Chief Executive Officer, and President
(Principal Executive Officer)

Date April 5, 2005	/s/ Edwin F. Barker

Edwin F. Barker Senior Vice President - Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

15.	Letter regarding Unaudited Interim Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated April 5, 2005.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated April 5, 2005.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 5, 2005.

32.2	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 5, 2005.