Form 10-Q/A
period 2005-02-26
WINNEBAGO INDUSTRIES INC
filed 2005-05-27
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

This amendment No. 1 on Form 10-Q/A to Form 10-Q of Winnebago Industries, Inc. for the quarter ended February 26, 2005 is being filed to restate the condensed consolidated financial statements as of and for the 13 and 26 week periods ended February 26, 2005, but is not intended to update other information presented in this report as originally filed. The restatement updates or amends Part I Items 1, 2 and 4. See the Note 12 labeled “Restatement” to our Condensed Consolidated Financial Statements for further discussion of this matter. We are not required to and we have not updated any forward-looking statements previously included in the Quarterly Report on Form 10-Q filed on April 5, 2005.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

Dollars in thousands

ASSETS	February 26, 2005	August 28, 2004

	As Restated - Note 12

CURRENT ASSETS
Cash and cash equivalents	$16,107	$24,445
Short-term investments	97,479	51,100
Receivables, less allowance for doubtful
accounts ($137 and $161, respectively)	27,677	46,112
Inventories	143,659	130,733
Prepaid expenses and other assets	5,035	4,814
Deferred income taxes	12,806	12,865

Total current assets	302,763	270,069

PROPERTY AND EQUIPMENT, at cost
Land	1,000	1,000
Buildings	58,490	57,029
Machinery and equipment	99,775	99,511
Transportation equipment	9,405	9,349

	168,670	166,889
Less accumulated depreciation	105,539	102,894

Total property and equipment, net	63,131	63,995

DEFERRED INCOME TAXES	25,228	25,166

INVESTMENT IN LIFE INSURANCE	21,686	22,863

OTHER ASSETS	14,492	12,463

TOTAL ASSETS	$427,300	$394,556

See Unaudited Condensed Notes to Condensed Consolidated Financial Statements. Certain prior year information has been reclassified to conform to the current year presentation.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except par value

LIABILITIES AND STOCKHOLDERS’ EQUITY	February 26, 2005	August 28, 2004

	As Restated - Note 12

CURRENT LIABILITIES
Accounts payable, trade	$40,894	$46,659
Income tax payable	10,652	4,334
Accrued expenses
Accrued compensation	16,107	21,217
Product warranties	13,152	13,356
Promotional	12,485	5,885
Self-insurance	7,971	6,483
Other	6,916	7,344

Total current liabilities	108,177	105,278

POSTRETIREMENT HEALTH CARE AND
DEFERRED COMPENSATION BENEFITS	88,069	87,403

STOCKHOLDERS’ EQUITY
Capital stock, common, par value $.50; authorized
60,000,000 shares: issued 51,776,000 shares	25,888	25,888
Additional paid-in capital	15,871	14,570
Reinvested earnings	419,832	392,430

	461,591	432,888
Less treasury stock, at cost	230,537	231,013

Total stockholders’ equity	231,054	201,875

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$427,300	$394,556

See Unaudited Condensed Notes to Condensed Consolidated Financial Statements.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

In thousands, except per share data

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 26, 2005	February 28, 2004*	February 26, 2005	February 28, 2004*
	As Restated - Note 12		As Restated - Note 12

Net revenues	$239,359	$266,033	$505,492	$520,966
Cost of goods sold	210,098	231,004	436,167	446,472

Gross profit	29,261	35,029	69,325	74,494

Operating expenses
Selling	4,564	4,461	9,118	9,022
General and administrative	5,798	6,039	11,355	11,777

Total operating expenses	10,362	10,500	20,473	20,799

Operating income	18,899	24,529	48,852	53,695

Financial income	639	283	1,133	586

Income before income taxes	19,538	24,812	49,985	54,281

Provision for taxes	6,967	8,932	17,870	20,334

Net income	$12,571	$15,880	$32,115	$33,947

Income per share - basic (Note 11)	$0.37	$0.47	$0.95	$0.98

Income per share - diluted (Note 11)	$0.37	$0.46	$0.94	$0.96

Weighted average shares of common stock outstanding
Basic	33,672	33,928	33,647	34,613

Diluted	34,254	34,545	34,224	35,196

See Unaudited Condensed Notes to Consolidated Financial Statements.
*Adjusted for 2-for-1 stock split on March 5, 2004.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands	Twenty-Six Weeks Ended
	February 26, 2005	February 28, 2004
	As Restated - Note 12
Cash flows from operating activities
Net income	$32,115	$33,947
Adjustments to reconcile net income to net cash provided by
operating activities
Depreciation and amortization	4,931	4,759
Tax benefit of stock options	687	2,328
Other	543	504
Change in assets and liabilities
Decrease (increase) in receivable and other assets	18,210	(11,446)
Increase in inventories	(12,926)	(23,101)
Increase in deferred income taxes	(3)	(2,248)
(Decrease) increase in accounts payable and accrued expenses	(3,419)	10,568
Increase in income taxes payable	6,318	7,485
(Decrease) increase in postretirement benefits	(249)	2,891

Net cash provided by operating activities	46,207	25,687

Cash flows (used in) provided by investing activities
Purchases of property and equipment	(4,178)	(4,967)
Purchases of short-term investments	(147,473)	(63,707)
Proceeds from the sale of short-term investments	101,094	103,817
Other	(365)	(115)

Net cash (used in) provided by investing activities	(50,922)	35,028

Cash flows used in financing activities and capital transactions
Payments for purchase of common stock	(1,787)	(63,979)
Payment of cash dividends	(4,712)	(3,517)
Proceeds from issuance of common and treasury stock	2,876	4,226

Net cash used in financing activities and capital transactions	(3,623)	(63,270)

Net decrease in cash and cash equivalents	(8,338)	(2,555)

Cash and cash equivalents - beginning of period	24,445	9,272

Cash and cash equivalents - end of period	$16,107	$6,717

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

Short-Term Investments.As of February 26, 2005, the Company classified its auction rate securities, municipal auction rate notes and other investment-grade marketable debt securities to short-term investments — available-for-sale securities. As a result, the Company reclassified $97.5 million from “cash and cash equivalents” to “short-term investments — available-for-sale-securities” as of February 26, 2005 with a corresponding reclassification of $51.1 million recorded as of August 28, 2004. The Company also made corresponding adjustments to its unaudited condensed consolidated statements of cash flows to reflect the purchases and sales or maturity of these securities as investing cash flows.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004
	As Restated - Note 12		As Restated - Note 12
In thousands, except per-share amounts
Net income
Net income - as reported	$12,571	$15,880	$32,115	$33,947
Less estimated stock-based employee compensation
determined under fair value based method	(1,115)	(808)	(1,985)	(1,616)

Net income - proforma	$11,456	$15,072	$30,130	$32,331

Earnings per common share
Basic - as reported	$0.37	$0.47	$0.95	$0.98
Less estimated stock-based employee compensation
determined under fair value based method	(0.03)	(0.02)	(0.06)	(0.05)

Basic - proforma	$0.34	$0.45	$0.89	$0.93

Diluted - as reported	$0.37	$0.46	$0.94	$0.96
Less estimated stock-based employee compensation
determined under fair value based method	(0.04)	(0.02)	(0.06)	(0.04)

Diluted - proforma	$0.33	$0.44	$0.88	$0.92

Weighted average common shares outstanding
Basic	33,672	33,928	33,647	34,613

Diluted	34,254	34,545	34,224	35,196

The Company estimated the fair values using the Black-Scholes option-pricing model, modified for dividends and using the following assumptions:

	2005	2004
Risk-free rate	3.25%	2.81%
Expected dividend yield	.70%	.72%
Expected stock price volatility	46.35 - 46.56%	48.19 - 48.54%
Expected option term	3 years	4 years
Fair value per option	$ 10.87	$ 10.04

NOTE 2: New Accounting Pronouncements

In January 2004, the FASB issued FASB Staff Position (FSP) FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act). The Act introduced a prescription drug benefit and federal subsidy to sponsors of retiree health care benefit plans. The FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer recognition of the effects of the Act in accounting for its retiree healthcare benefit plans until authoritative guidance on accounting for subsidies provided by the Act is issued. SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” requires enacted changes in relevant laws to be considered in current period measurements of postretirement benefit costs and accumulated postretirement benefit obligation. The Company provides prescription drug benefits to certain eligible retirees and elected the one-time deferral of accounting for the effects of the Act in the second quarter of fiscal 2004 until authoritative accounting guidance was provided.

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

NOTE 3: Short-Term Investments - Available-For-Sale-Securities

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

Inventories consist of the following (dollars in thousands):

	February 26, 2005	August 28, 2004
	As Restated - Note 12

Finished goods	$67,666	$58,913
Work in process	47,987	47,337
Raw materials	56,805	51,675

	172,458	157,925
LIFO reserve	(28,799)	(27,192)

	$143,659	$130,733

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

NOTE 8: Supplemental Cash Flow Disclosure

For the periods indicated, the Company paid cash for the following (dollars in thousands):

	Twenty-Six Weeks Ended
	February 26, 2005		February 28, 2004
Interest	$	- - -	$80
Income taxes		11,058	12,631

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
In thousands except per share data	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004

	As Restated - Note 12		As Restated - Note 12
Earnings per share - basic
Net income	$12,571	$15,880	$32,115	$33,947

Weighted average shares outstanding	33,672	33,928	33,647	34,613

Earnings per share - basic	$0.37	$0.47	$0.95	$0.98

Earnings per share - assuming dilution
Net income	$12,571	$15,880	$32,115	$33,947

Weighted average shares outstanding	33,672	33,928	33,647	34,613
Dilutive impact of options outstanding	582	617	577	583

Weighted average shares & potential
dilutive shares outstanding	34,254	34,545	34,224	35,196

Earnings per share - assuming dilution	$0.37	$0.46	$0.94	$0.96

For the 13 weeks ended February 26, 2005, all options were included in the computation of diluted earnings per share because no option’s exercise price was greater that the average market price of the common stock.

There were options outstanding to purchase 44,000 shares of common stock at a price of $34.855 per share, which were not included in the computation of diluted earnings per share during the 13 weeks ended February 28, 2004 because the options’ exercise price was greater than the average market price of the common stock.

NOTE 12: Restatement

Subsequent to the filing of its Quarterly Report on Form 10-Q for the period ending February 26, 2005, the Company determined that there was an error found in a formula of an electronic spreadsheet calculating the Company’s annual physical inventory adjustment recorded during the second quarter ended February 26, 2005. As a result of the error, the Company restated its condensed consolidated financial statements as of and for the 13 and 26 week period ended February 26, 2005. A summary of the significant effects of the restatement is as follows:

Balance sheet	February 26, 2005

	As Previously Reported	As Restated
000s omitted

Current assets:
Inventories	$146,452	$143,659
Total current assets	$305,556	$302,763

Total Assets	$430,093	$427,300

Current liabilities:
Income tax payable	$11,650	$10,652
Total current liabilities	$109,175	$108,177

Reinvested earnings	$421,627	$419,832
Total Shareholder’s Equity	$232,849	$231,054
Total Liabilities & Shareholder’s Equity	$430,093	$427,300

Statements of income

	Thirteen Weeks Ended February 26, 2005		Twenty-Six Weeks Ended February 26, 2005

	As Previously Reported	As Restated	As Previously Reported	As Restated
000s omitted, except per share data

Cost of goods sold	$207,305	$210,098	$433,374	$436,167
Gross profit	$32,054	$29,261	$72,118	$69,325
Operating income	$21,692	$18,899	$51,645	$48,852
Income before income taxes	$22,331	$19,538	$52,778	$49,985
Provision for taxes	$7,965	$6,967	$18,868	$17,870
Net income	$14,366	$12,571	$33,910	$32,115
Income per share - basic	$0.43	$0.37	$1.01	$0.95
Income per share - diluted	$0.42	$0.37	$0.99	$0.94

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESTATEMENT

This section has been updated to give effect to the restatement as discussed in Note 12 to the Condensed Consolidated Financial Statements included in Item 1.

FORWARD LOOKING INFORMATION

This Quarterly Report on Form 10-Q/A, Amendment No. 1, contains statements which may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties, including, but not limited to, reactions to actual or threatened terrorist attacks, availability and price of fuel, a significant increase in interest rates, a decline in consumer confidence, a slowdown in the economy, availability of chassis and other key component parts, sales order cancellations, slower than anticipated sales of new or existing products, new product introductions by competitors, and other factors which may be disclosed throughout this report.

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

Dollars in thousands, except per share data	Comparison of Thirteen Weeks Ended February 26, 2005		Thirteen Weeks Ended
	As Restated - Note 12 to		February 26, 2005
	February 28, 2004		As Restated - Note 12	February 28, 2004

	Increase (Decrease)	% Change	% of Net Revenues

Net revenues	$(26,674)	(10.0%)	100.0%	100.0%
Cost of goods sold	(20,906)	(9.1)	87.8	86.8

Gross profit	(5,768)	(16.5)	12.2	13.2
Selling	103	2.3	1.9	1.7
General and administrative	(241)	(4.0)	2.4	2.3

Operating income	(5,630)	(23.0)	7.9	9.2
Financial income	356	125.8	.2	.1
Provision for taxes	(1,965)	(22.0)	2.9	3.3

Net income	$(3,309)	(20.8%)	5.2%	6.0%

Diluted earnings per share	$(0.09)	(19.6%)

Fully diluted average shares outstanding
(in thousands)	(291)	(.8%)

Net revenues for the 13 weeks ended February 26, 2005 decreased 10.0 percent to $239.4 million compared to $266.0 million for the quarter ended February 28, 2004. Unit deliveries consisted of the following:

	Thirteen Weeks Ended February 26, 2005	Thirteen Weeks Ended February 28, 2004	Decrease	% Change

Class A motor homes (gas)	1,117	1,268	(151)	(11.9%)
Class A motor homes (diesel)	550	716	(166)	(23.2%)
Class C motor homes	887	1,038	(151)	(14.5%)

Total deliveries	2,554	3,022	(468)	(15.5%)

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

Gross profit as a percentage of net revenues was lower during the 13 weeks ended February 26, 2005 (12.2 percent) when compared to the comparable period ended February 28, 2004 (13.2 percent). When comparing the two quarters, a physical inventory adjustment, lower production volume, and higher fixed costs unfavorably impacted the gross profit percentage during the period ended February 26, 2005. Unfavorably impacting the Febraury 28, 2004 quarter was the recording of a reserve of approximately $1.9 million (representing .7 percent of net revenues) associated with a product recall.

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

Net income and earnings per diluted share decreased by 20.8 percent and 19.6 percent, respectively, when comparing the 13 weeks ended February 26, 2005 to the 13 weeks ended February 28, 2004. The difference in percentages was primarily due to a lower number of outstanding shares of common stock during the 13 weeks ended February 26, 2005, as a result of common stock repurchased by the Company. (See Note 10 of the Unaudited Condensed Notes to Condensed Consolidated Financial Statements.)

Current Year-to-Date Compared to the Same Period Last Year

The following is an analysis of changes in key items included in the consolidated statements of income for the 26-week period ended February 26, 2005 compared to the 26-week period ended February 28, 2004.

Dollars in thousands, except per share data	Comparison of Twenty-Six Weeks Ended February 26, 2005		Twenty-Six Weeks Ended
	As Restated - Note 12 to		February 26, 2005
	February 28, 2004		As Restated - Note 12	February 28, 2004

	Increase (Decrease)	% Change	% of Net Revenues

Net revenues	$(15,474)	(3.0%)	100.0%	100.0%
Cost of goods sold	(10,305)	(2.3)	86.3	85.7

Gross profit	(5,169)	(6.9)	13.7	14.3
Selling	96	1.1	1.8	1.7
General and administrative	(422)	(3.6)	2.3	2.3

Operating income	(4,843)	(9.0)	9.6	10.3
Financial income	547	93.3	.2	.1
Provision for taxes	(2,464)	(12.1)	3.5	3.9

Net income	$(1,832)	(5.4%)	6.3%	6.5%

Diluted earnings per share	$(0.02)	(2.1%)

Fully diluted average shares outstanding
(in thousands)	(972)	(2.8%)

Net revenues for the 26 weeks ended February 26, 2005 decreased 3.0 percent to $505.5 million compared to $521.0 million for the 26 weeks ended February 28, 2004. Unit deliveries consisted of the following:

	Twenty-Six Weeks Ended February 26, 2005	Twenty-Six Weeks Ended February 28, 2004	Decrease	% Change

Class A motor homes (gas)	2,443	2,610	(167)	(6.4%)
Class A motor homes (diesel)	1,146	1,245	(99)	(8.0%)
Class C motor homes	1,790	2,129	(399)	(15.9%)

Total deliveries	5,379	5,984	(605)	(10.1%)

Net revenues decreased 3.0 percent during the 26 weeks ended February 26, 2005, while unit deliveries decreased 10.1 percent. The percentage decrease in net revenues was less than the percentage decrease in unit deliveries due to an increase in the average sales price per unit when comparing the two periods.

Gross profit as a percentage of net revenues was lower during the 26 weeks ended February 26, 2005 (13.7 percent) when compared to the comparable period ended February 28, 2004 (14.3 percent). Unfavorably impacting the 26 weeks ended February 26, 2005 were lower production volume, a physical inventory adjustment and higher fixed costs. Unfavorably impacting the 26 weeks ended February 28, 2004 was the recording of a reserve of approximately $1.9 million (representing .4 percent of net revenues) associated with a product recall.

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

Net income and earnings per diluted share decreased by 5.4 percent and 2.1 percent when comparing the 26 weeks ended February 26, 2005 to the 26 weeks ended February 28, 2004. The difference in percentages was due primarily to a lower number of outstanding shares of the Company’s common stock during the 26 weeks ended February 26, 2005, as a result of common stock repurchased by the Company. (See Note 10 of the Unaudited Condensed Notes to Condensed Consolidated Financial Statements.)

ANALYSIS OF FINANCIAL CONDITION, LIQUIDITY AND RESOURCES

The Company meets its working capital, capital equipment and other cash requirements with funds generated from operations.

At February 26, 2005, working capital was $194.6 million, an increase of $29.8 million from August 28, 2004‘s amount of $164.8 million.

Net cash provided by operating activities for the 26 weeks ended February 26, 2005 was $46.2 million compared to $25.7 million for the 26 weeks ended February 28, 2004. The major items affecting cash from operations were as follows:

	Twenty-Six Weeks Ended
(In thousands)	February 26, 2005	February 28, 2004

	As Restated - Note 12
Cash provided by:
Net income	$32,115	$33,947
Decrease in receivables and other assets	18,210	- - -
Increase in accounts payable and accrued expenses	- - -	10,568
Cash used by:
Increase in receivables and other assets	- - -	(11,446)
Payments of accounts payable and accrued expenses	(3,419)	- - -
Increase in inventories	(12,926)	(23,101)
Other	12,227	15,719

Total	$46,207	$25,687

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

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

Item 4. Controls and Procedures.

The Company has established disclosure controls and procedures, which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

The Company’s Chief Executive Officer and its Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the quarter covered by the Company's Quarterly Report on Form 10-Q for the period ended February 26, 2005 which was filed on April 5, 2005. Based on their evaluation at the time, they concluded that the Company’s disclosure controls and procedures were effective in achieving the objectives for which they were designed. However, subsequent to the issuance of its unaudited consolidated financial statements for the 13 and 26 weeks ended February 26, 2005, the Company identified an error in its annual physical inventory adjustment recorded during the second quarter of fiscal 2005 due to a formula error in an electronic spreadsheet. The error resulted in an overstatement of inventory and an understatement of cost of sales of $2.8 million and an after tax effect reduction in net income of $1,795,000 or $0.05 per diluted share for the 13 and 26 week periods ended February 26, 2005.

As a result of the subsequently identified error causing the need for the restatement of its consolidated financial statements, the Company’s Chief Executive Officer and Chief Financial Officer have concluded as of the filing of this Quarterly Report on Form 10-Q/A that the Company’s disclosure controls and procedures at February 26, 2005 were not effective to ensure that the information that is required to be disclosed by the Company in reports that it files under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time period specified in the rules of the Securities and Exchange Commission. The Company is presently evaluating and testing its internal controls over financial reporting, including the controls over the electronic spreadsheets. The Company expects to have such improved controls implemented, operating effectively and tested by the end of its 2005 fiscal year.

Furthermore, there have been no changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this 10-Q/A that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Winnebago Industries, Inc.
Forest City, Iowa

We have reviewed the accompanying condensed consolidated balance sheet of Winnebago Industries, Inc. and subsidiaries (the “Company”) as of February 26, 2005, and the related condensed consolidated statements of income for the 13- and 26-week periods and the condensed consolidated statements of cash flows for the 26-week periods ended February 26, 2005, and February 28, 2004, respectively. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

As discussed in Note 12 to the condensed consolidated financial statements, the Company has restated the accompanying financial statements as of and for the 13- and 26-weeks ended February 26, 2005.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of August 28, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated November 10, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of August 28, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Minneapolis, Minnesota
April 5, 2005
(May 27, 2005 as to the effects of the restatement discussed in Note 12)

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

This table provides information with respect to purchases by the Company of shares of its common stock during each fiscal month of the second quarter of fiscal 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs

11/28/04 - 1/01/05	- - -	- - -	- - -	$26,796,000
1/02/05 - 1/29/05	52,600	$33.92	52,600	$25,009,000
1/30/05 - 2/26/05	- - -	- - -	- - -	$25,009,000
Total	52,600	$33.92	52,600	- - -

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

The Company did not repurchase any of its common stock during the first quarter of fiscal 2005.

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	The Annual Meeting of shareholders was held January 11, 2005.

(b)	The breakdown of votes for the election of three directors was as follows*

	Votes Cast For	Authority Withheld

Jerry N. Currie (2008)	30,149,433	1,793,114
Lawrence A. Erickson (2008)	30,094,588	1,847,959
John E. Herlitz (2008)	31,790,775	151,772

*There were no broker non-votes.

(c)	Directors whose terms continued after the shareholders meeting:

	John V. Hanson	(2006)
	Bruce D. Hertzke	(2006)
	Gerald C. Kitch	(2006)
	Irvin E. Aal	(2007)
	Joseph W. England	(2007)

( ) Represents year of Annual Meeting that individual’s term will expire.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits - See Exhibit Index on page 25.

(b)	8-K filings during quarter ended February 26, 2005.

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

WINNEBAGO INDUSTRIES, INC.
(Registrant)

Date	May 27, 2005	/s/ Bruce D. Hertzke
Bruce D. Hertzke Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date	May 27, 2005	/s/ Edwin F. Barker
Edwin F. Barker President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

15.	Letter regarding Unaudited Interim Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 27, 2005.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 27, 2005.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 27, 2005.

32.2.	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 27, 2005.