Form 10-Q
period 2005-05-28
WINNEBAGO INDUSTRIES INC
filed 2005-07-07
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 28, 2005

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

There were 32,921,864 shares of $0.50 par value common stock outstanding on July 7, 2005.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

Dollars in thousands
ASSETS	May 28, 2005	August 28, 2004

CURRENT ASSETS
Cash and cash equivalents	$10,302	$24,445
Short-term investments	104,027	51,100
Receivables, less allowance for doubtful
accounts ($144 and $161, respectively)	26,329	46,112
Inventories	130,318	130,733
Prepaid expenses and other assets	4,575	4,814
Deferred income taxes	12,410	12,865

Total current assets	287,961	270,069

PROPERTY AND EQUIPMENT, at cost
Land	1,000	1,000
Buildings	59,252	57,029
Machinery and equipment	100,584	99,511
Transportation equipment	9,559	9,349

	170,395	166,889
Less accumulated depreciation	107,329	102,894

Total property and equipment, net	63,066	63,995

DEFERRED INCOME TAXES	25,060	25,166

INVESTMENT IN LIFE INSURANCE	21,850	22,863

OTHER ASSETS	13,943	12,463

TOTAL ASSETS	$411,880	$394,556

See Unaudited Notes to Condensed Consolidated Financial Statements. Certain prior year information has been reclassified to conform to the current year presentation.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except par value
LIABILITIES AND STOCKHOLDERS’ EQUITY	May 28, 2005	August 28, 2004

CURRENT LIABILITIES
Accounts payable, trade	$37,287	$46,659
Income tax payable	5,733	4,334
Accrued expenses
Accrued compensation	15,882	21,217
Product warranties	12,686	13,356
Promotional	16,703	5,885
Self-insurance	7,648	6,483
Other	6,702	7,344

Total current liabilities	102,641	105,278

POSTRETIREMENT HEALTH CARE AND DEFERRED
COMPENSATION BENEFITS	87,486	87,403

STOCKHOLDERS’ EQUITY
Capital stock, common, par value $.50; authorized
60,000,000 shares: issued 51,776,000 shares	25,888	25,888
Additional paid-in capital	16,061	14,570
Reinvested earnings	435,070	392,430

	477,019	432,888
Less treasury stock, at cost	255,266	231,013

Total stockholders’ equity	221,753	201,875

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$411,880	$394,556

See Unaudited Notes to Condensed Consolidated Financial Statements.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

In thousands, except per share data
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 28, 2005	May 29, 2004	May 28, 2005	May 29, 2004
Net revenues	$255,022	$310,186	$760,514	$831,152
Cost of goods sold	219,828	264,167	655,995	710,639

Gross profit	35,194	46,019	104,519	120,513

Operating expenses
Selling	4,302	4,756	13,420	13,778
General and administrative	4,537	13,187	15,892	24,964

Total operating expenses	8,839	17,943	29,312	38,742

Operating income	26,355	28,076	75,207	81,771

Financial income	761	366	1,894	952

Income before income taxes	27,116	28,442	77,101	82,723

Provision for taxes	9,536	10,738	27,406	31,072

Net income	$17,580	$17,704	$49,695	$51,651

Income per share – basic (Note 11)	$0.53	$0.52	$1.48	$1.50

Income per share – diluted (Note 11)	$0.52	$0.51	$1.46	$1.48

Weighted average shares of common stock outstanding
Basic	33,289	33,963	33,528	34,396

Diluted	33,747	34,525	34,065	34,972

See Unaudited Notes to Condensed Consolidated Financial Statements.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands
	Thirty-Nine Weeks Ended
	May 28, 2005	May 29, 2004
Cash flows from operating activities
Net income	$49,695	$51,651
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,434	7,173
Tax benefit of stock options	790	2,328
Other	803	617
Change in assets and liabilities
Decrease in receivable and other assets	20,055	2,843
Decrease (increase) in inventories	415	(12,991)
Decrease (increase) in deferred income taxes	561	(5,483)
(Decrease) increase in accounts payable and accrued expenses	(4,036)	14,820
Increase in income taxes payable	1,399	7,714
(Decrease) increase in postretirement benefits	(759)	10,222

Net cash provided by operating activities	76,357	78,894

Cash flows (used in) provided by investing activities
Purchases of property and equipment	(6,666)	(7,656)
Purchases of short-term investments	(196,424)	(123,281)
Proceeds from the sale or maturity of short-term investments	143,497	132,016
Other	(300)	(137)

Net cash (used in) provided by investing activities	(59,893)	942

Cash flows used in financing activities and capital transactions
Payments for purchase of common stock	(26,796)	(74,268)
Payment of cash dividends	(7,054)	(5,217)
Proceeds from issuance of treasury stock	3,243	4,524

Net cash used in financing activities and capital transactions	(30,607)	(74,961)

Net (decrease) increase in cash and cash equivalents	(14,143)	4,875

Cash and cash equivalents – beginning of period	24,445	9,272

Cash and cash equivalents – end of period	$10,302	$14,147

See Unaudited Notes to Condensed Consolidated Financial Statements. Certain prior year information has been reclassified to conform to the current year presentation.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:   Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of May 28, 2005, the consolidated results of operations for the 13 and 39 weeks ended May 28, 2005 and May 29, 2004 and the consolidated cash flows for the 39 weeks ended May 28, 2005 and May 29, 2004. The statement of income for the 39 weeks ended May 28, 2005, is not necessarily indicative of the results to be expected for the full year. The balance sheet data as of August 28, 2004 was derived from audited financial statements, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in the Company’s Annual Report to Shareholders for the year ended August 28, 2004. Certain prior period information has been reclassified to conform to the current year presentation.

Cash and Cash Equivalents. The Company maintains cash and money market account balances to meet daily liquidity needs.

Short-Term Investments. As of February 26, 2005, the Company classified its auction rate securities, municipal auction rate notes and other investment-grade marketable debt securities to short-term investments. As a result, the Company reclassified $51.1 million from “cash and cash equivalents” to “short-term investments” as of August 28, 2004. The Company also made corresponding adjustments to its unaudited condensed consolidated statements of cash flows to reflect the purchases and sales or maturities of these securities as investing cash flows.

Accounting for Stock-Based Compensation. The Company adopted the disclosure provisions of Statements of Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation in Fiscal 1997. The Company has elected to continue following the accounting guidance of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees for measurement and recognition of stock-based transactions with employees. No compensation cost has been recognized for options issued under the Company’s equity compensation plans because the exercise price of all options granted was not less than 100 percent of fair market value of the common stock on the date of grant. Had compensation cost for the stock options issued been determined based on the fair value at the grant date, consistent with provisions of SFAS No. 123, income and income per share for the 13 and 39 weeks ended May 28, 2005 and May 29, 2004 would have been changed to the proforma amounts as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 28, 2005	May 29, 2004	May 28, 2005	May 29, 2004
In thousands, except per-share amounts
Net income
Net income – as reported	$17,580	$17,704	$49,695	$51,651
Less estimated stock-based employee compensation
determined under fair value based method	(993)	(808)	(2,978)	(2,424)

Net income – proforma	$16,587	$16,896	$46,717	$49,227

Earnings per common share
Basic – as reported	$0.53	$0.52	$1.48	$1.50
Less estimated stock-based employee compensation
determined under fair value based method	(0.03)	(0.02)	(0.09)	(0.07)

Basic – proforma	$0.50	$0.50	$1.39	$1.43

Diluted – as reported	$0.52	$0.51	$1.46	$1.48
Less estimated stock-based employee compensation
determined under fair value based method	(0.03)	(0.02)	(0.09)	(0.07)

Diluted – proforma	$0.49	$0.49	$1.37	$1.41

Weighted average common shares outstanding
Basic	33,289	33,963	33,528	34,396

Diluted	33,747	34,525	34,065	34,972

The Company’s estimated fair value per option ($10.87 for Fiscal 2005 and $10.04 for Fiscal 2004) was determined using the Black-Scholes option-pricing model, modified for dividends and using the following assumptions:

	2005	2004
Risk-free rate	3.25%	2.60 – 2.81%
Expected dividend yield	.70%	.72 – .73%
Expected stock price volatility	46.35 – 46.56%	48.19 – 48.54%
Expected option term	3 years	4 years

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

In May 2004, the FASB issued FSP FAS 106-2 which provides guidance on accounting for the effects of the Act and supercedes FSP FAS 106-1. This FSP is effective for the first interim or annual accounting period beginning after June 15, 2004. In addition, this FSP requires employers to provide certain disclosures in their future financial statements regarding the effect of the Act and the related subsidy on postretirement health obligations and net periodic postretirement benefit cost. The adoption of FSP FAS 106-2 did not have an impact on the Company’s consolidated results of operations, financial position or cash flows. (See Note 6 of Unaudited Notes to Condensed Consolidated Financial Statements.)

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

In December 2004, the FASB issued FASB No. 153, Exchange of Nonmonetary Assets (“SFAS 153”). SFAS 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS 153 in Fiscal 2006 will have an impact on its consolidated results of operations, financial position, or cash flows.

In December 2004, the FASB staff issued FSP FASB 109-1 that provides guidance on the application of FASB Statement No. 109, Accounting for Income Taxes, to the provision within the American Jobs Creations Act of 2004 that provides a tax deduction on qualified production activities. This FSP is effective upon issuance. The adoption of this FSP did not have a material impact on our results of operations or financial position for Fiscal 2005. The Company expects this FSP to affect its financial position and results of operations by reducing its tax rate by one percentage point for Fiscal 2006.

In May 2005, the FASB issued FASB No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires retrospective application to the prior periods’ financial statements of voluntary changes in accounting principle and changes required by an accounting pronouncement in the event the pronouncement does not include specific transition provisions. The provision of this Statement shall be effective for accounting changes made in fiscal years beginning after December 15, 2005.

NOTE 3:   Short-Term Investments – Available-For-Sale-Securities

The Company’s short-term investments consist of auction rate preferred securities, municipal auction rate notes and other investment-grade marketable debt securities. The stated maturities of these investments may be over one year. However, these securities have certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to sell them through a Dutch auction process that occurs at pre-determined intervals of less than one year. The Company’s short-term investments are classified as available-for-sale securities due to management’s intent regarding these securities. The carrying value of these securities approximates fair market value due to their liquidity profile. As of May 28, 2005 and August 28, 2004, there were no unrealized gains or losses associated with these investments. The Company had approximately $104.0 million and $51.1 million in short-term investments as of May 28, 2005 and August 28, 2004, respectively.

NOTE 4:   Inventories

Inventories are valued at the lower of cost or market, with cost being determined under the last-in, first-out (LIFO) method and market defined as net realizable value.

Inventories consist of the following (dollars in thousands):

	May 28, 2005	August 28, 2004
Finished goods	$68,547	$58,913
Work-in-process	48,397	47,337
Raw materials	43,089	51,675

	160,033	157,925
LIFO reserve	(29,715)	(27,192)

	$130,318	$130,733

NOTE 5:   Warranties

Estimated warranty costs are provided at the time of sale of the warranted products. Estimates of future warranty costs are based on prior experience and known current events. The changes in the provision for warranty reserve for the 39 weeks ended May 28, 2005 and May 29, 2004 are as follows (dollars in thousands):

	May 28, 2005	May 29, 2004
Balance at beginning of fiscal year	$13,356	$9,755
Provision	10,179	12,234
Claims paid	(10,849)	(9,014)

Balance at end of period	$12,686	$12,975

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 28, 2005	May 29, 2004	May 28, 2005	May 29, 2004
Interest cost	$453	$947	$1,358	$2,840
Service cost	227	634	682	1,902
Net amortization and deferral	(745)	18	(2,234)	53

Net periodic benefit (income) cost	$(65)	$1,599	$(194)	$4,795

For accounting purposes, the Company is recognizing income from the plan in Fiscal 2005 due to the amortization of the cost savings from the September 2004 amendment. However, the Company is still obligated to pay the cost of previously accrued and earned retiree benefits and paid approximately $456,000 and $509,000 of such benefits for the 39 weeks ended May 28, 2005 and May 29, 2004, respectively.

NOTE 7:   Contingent Liabilities and Commitments

Repurchase Commitments.

It is customary practice for companies in the recreation vehicle industry to enter into repurchase agreements with lending institutions which have provided wholesale floorplan financing to dealers.

Most dealers are financed on a “floorplan” basis under which a bank or finance company lends the dealer all, or substantially all, of the purchase price, collateralized by a security interest in the merchandise purchased. These repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, the Company will repurchase the financed merchandise. The agreements provide that the Company’s liability will not exceed 100 percent of the dealer invoice and provide for periodic liability reductions based on the time since the date of the original invoice. These repurchase obligations expire upon the earlier to occur of (i) the dealer’s sale of the financed unit or (ii) one year from the date of the original invoice. The Company’s contingent obligations under these repurchase agreements are reduced by the proceeds received upon the resale of any repurchased unit. The Company’s contingent liability on these repurchase agreements was approximately $384.6 million and $353.6 million at May 28, 2005 and August 28, 2004, respectively. The Company’s actual losses under these repurchase agreements were approximately $33,000 and $-0- during the 39 weeks ended May 28, 2005 and May 29, 2004, respectively, and charged against the reserve the Company carries on its balance sheet. The reserve for repurchases at May 28, 2005 and May 29, 2004 was approximately $282,000 and $306,000, respectively.

The Company also entered into a repurchase agreement on February 1, 2002 with a banking institution which calls for a liability reduction of 2% of the original invoice every month for 24 months, at which time the repurchase obligation terminates. The Company’s contingent liability under this agreement was approximately $-0- and $1,772,000 at May 28, 2005 and August 28, 2004, respectively. The Company did not incur any actual losses under this repurchase agreement during the 39 weeks ended May 28, 2005 and May 29, 2004. The initial agreement covered a two-year period with the option, subject to annual renewal, at the discretion of the parties thereto. The agreement was renewed as of February 1, 2004. However, during the first quarter of Fiscal 2005, the dealer involved transferred its financing to a different banking institution, thus eliminating the Company’s liability under this agreement.

Guarantees.

During the second quarter of Fiscal 2002, the Company entered into a five-year services agreement (the “Agreement”) with one of its suppliers (the “Supplier”) and the Forest City Economic Development, Inc., an Iowa nonprofit corporation (the “FCED”), requiring the Supplier to provide RV paint services to the Company. Three of the Company’s officers have board seats on the 20 member FCED board. The FCED constructed and debt financed a paint facility on its land adjoining one of the Company’s manufacturing plants for the Supplier and the Supplier leases the land and facility from the FCED under a lease that expires in August 2012. In the event of termination of the Agreement by any of the parties involved before September 1, 2007, the rights and obligations of the Supplier under the lease would be transferred to the Company. As of May 28, 2005, the Supplier is current with its lease payment obligations to the FCED with approximately $3,533,000 (principal and interest) remaining to be paid through August 2012. Also, under the terms of the Agreement in the event of a default by the Supplier, the Company would be obligated to purchase from the Supplier approximately $750,000 of equipment installed in the paint facility at net book value and is obligated to assume payment obligations for approximately $45,000 in capital equipment leases.

Also in the second quarter of Fiscal 2002, the Company guaranteed $700,000 of the FCED $2,200,000 bank debt for the construction of the paint facility leased by the Supplier. The Company also pledged a $500,000 certificate of deposit to the bank to collateralize a portion of its $700,000 guarantee.

During the first quarter of Fiscal 2004, the debt obligations for the FCED’s paint facility were renegotiated from $2,200,000 to $2,925,000 and as part of this transaction, the Company executed a new guaranty whereby the amount of the guarantee was reduced from $700,000 to $500,000 with the Company continuing to agree to pledge a $500,000 certificate of deposit to the bank and the prior guarantee was released. The term of the guarantee coincides with the payment of the first $500,000 of lease obligations of the Supplier scheduled to be paid by February 2006. As a result of the new guarantee, the Company recorded a $500,000 liability in the first quarter of Fiscal 2004 which will be amortized as the FCED makes its monthly debt payments funded by monthly lease payments from the Supplier. The balance of the guarantee as of May 28, 2005 was approximately $155,000.

During the second quarter of Fiscal 2004, the Company entered into a five-year limited guaranty agreement (“Guarantee Agreement”) with a leasing corporation (“Landlord”) and the Supplier. The Landlord constructed a paint facility for the Supplier through debt financing on land adjoining one of the Company’s manufacturing plants. The Landlord and the Supplier have signed a ten-year lease agreement which commenced on August 1, 2004. The Guarantee Agreement states that the Company will guarantee the first 60 monthly lease payments (totaling approximately $1,559,000 of principal and interest).

In the event of a payment default before August 2009 and the Supplier’s failure to correct the default, the Landlord shall give the Company (Guarantor) written notice of its intent to terminate said lease. At the time of this notification, the Company will have various options that it must exercise in a timely manner. As of May 28, 2005, the Supplier is current with its lease payment obligations to the Landlord. The estimated fair value of the guarantee as of May 28, 2005 was approximately $260,000.

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

NOTE 8:   Supplemental Cash Flow Disclosure

For the periods indicated, the Company paid cash for the following (dollars in thousands):

	Thirty-Nine Weeks Ended
	May 28, 2005	May 29, 2004
Interest	$—	$80
Income taxes	24,765	26,285

NOTE 9:   Dividends Declared

On March 16, 2005, the Board of Directors declared a quarterly cash dividend of $.07 per common share, payable July 6, 2005 to shareholders of record on June 3, 2005, which has been recorded as an accrued liability in the accompanying May 28, 2005 balance sheet.

On June 15, 2005, the Board of Directors declared a quarterly cash dividend of $.09 per common share payable October 3, 2005 to shareholders of record on September 2, 2005.

NOTE 10:   Repurchase of Outstanding Stock

On June 16, 2004, the Board of Directors authorized the repurchase of outstanding shares of the Company’s common stock, at the discretion of management, for an aggregate consideration of up to $30 million. As of May 28, 2005, 971,331 shares had been repurchased for an aggregate consideration of approximately $30 million which terminates this authorization.

On June 15, 2005, the Board of Directors authorized the repurchase of outstanding shares of the Company’s common stock, at the discretion of management, for an aggregate consideration of up to $30 million.

NOTE 11:   Income Per Share

The following table reflects the calculation of basic and diluted earnings per share for the 13 and 39 weeks ended May 28, 2005 and May 29, 2004.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
In thousands, except per-share data	May 28, 2005	May 29, 2004	May 28, 2005	May 29, 2004
Earnings per share – basic
Net income	$17,580	$17,704	$49,695	$51,651

Weighted average shares outstanding	33,289	33,963	33,528	34,396

Earnings per share – basic	$0.53	$0.52	$1.48	$1.50

Earnings per share – assuming dilution
Net income	$17,580	$17,704	$49,695	$51,651

Weighted average shares outstanding	33,289	33,963	33,528	34,396
Dilutive impact of options outstanding	458	562	537	576

Weighted average shares & potential
dilutive shares outstanding	33,747	34,525	34,065	34,972

Earnings per share – assuming dilution	$0.52	$0.51	$1.46	$1.48

For the 13 weeks ended May 28, 2005, there were options outstanding to purchase 44,000 shares of common stock at a price of $34.855 per share and 40,000 shares of common stock at a price of $35.1475 which were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common stock.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING INFORMATION

This Quarterly Report on Form 10-Q, contains statements which may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties, including, but not limited to, reactions to actual or threatened terrorist attacks, availability and price of fuel, a significant increase in interest rates, a decline in consumer confidence, a slowdown in the economy, availability of chassis and other key component parts, sales order cancellations, slower than anticipated sales of new or existing products, new product introductions by competitors, and other factors which may be disclosed throughout this report.

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

The Company’s products are subjected to what the Company believes is the most rigorous testing in the RV Industry. The Company markets its recreation vehicles on a wholesale basis to approximately 310 dealer locations as of May 28, 2005 and May 29, 2004.

Motorized RV revenues represented 60 percent of the RV industry in calendar 2004. For this reason and because we believe there are further growth opportunities in this segment, Winnebago Industries has continued to focus on the motorized segment of the RV industry. Winnebago Industries has been able to maintain its market share even though there are recent indications that industry-wide motor home production has exceeded market demand, causing an industry-wide imbalance of motor home inventory. The Company will continue to monitor its inventories on hand to ensure that production is in line with market demand.

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

CRITICAL ACCOUNTING POLICIES

In preparing the consolidated financial statements, the Company follows accounting principles generally accepted in the United States of America, which in many cases require the Company to make assumptions, estimates and judgments that affect the amounts reported. Actual results could differ from estimates in amounts that may be material to the financial statements. Critical accounting estimates made in preparing these financial statements are described below.

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

Repurchase Commitments.   Companies in the recreation vehicle industry enter into repurchase agreements with lending institutions which have provided wholesale floor-plan financing to dealers. The agreements to which the Company is a party provide that, in the event of default by the dealer on the agreement to pay the lending institution, the Company will repurchase the financed merchandise. The agreements also provide that the Company’s liability will not exceed 100 percent of the dealer invoice and provide for periodic liability reductions based on the time since the date of the original invoice. These repurchase obligations generally expire upon the earlier to occur of (i) the dealer’s sale of the financed unit or (ii) one year from the date of the original invoice. The Company’s ultimate exposure under these repurchase agreements is reduced by the proceeds received upon the resale of any repurchased unit. The gross repurchase obligation will vary depending on the season and the level of dealer inventories. Past losses under these agreements have not been significant and lender repurchase obligations have been funded out of working capital. (See Note 7 of the Unaudited Notes to Condensed Consolidated Financial Statements.)

Warranty.   The Company offers a variety of warranties on its products ranging from one to three years in length. Estimated costs related to product warranty are accrued at the time of sale and included in cost of sales. Estimated costs are based upon past warranty claims and unit sales history and adjusted as required to reflect actual costs incurred, as information becomes available. A significant increase in dealership labor rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize. (See Note 5 of the Unaudited Notes to Condensed Consolidated Financial Statements.) In addition to the costs associated with the contractual warranty coverage provided on our motor homes, we also incur costs as a result of additional service actions not covered by our warranties, including product recalls and customer satisfaction actions.

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

SELECTED CONSOLIDATED STATEMENTS OF INCOME DATA

Current Quarter Compared to the Same Quarter Last Year

The following is an analysis of changes in key items included in the consolidated statements of income for the 13-week period ended May 28, 2005 compared to the 13-week period ended May 29, 2004.

Dollars in thousands, except per share data
	Comparison of Thirteen Weeks Ended May 28, 2005 to May 29, 2004		Thirteen Weeks Ended
	Increase	%	May 28, 2005	May 29, 2004
	(Decrease)	Change	% of Net Revenues
Net revenues	$(55,164)	(17.8%)	100.0%	100.0%
Cost of goods sold	(44,339)	(16.8)	86.2	85.2

Gross profit	(10,825)	(23.5)	13.8	14.8
Selling	(454)	(9.5)	1.7	1.5
General and administrative	(8,650)	(65.6)	1.8	4.2

Operating income	(1,721)	(6.1)	10.3	9.1
Financial income	395	107.9	.3	.1
Provision for taxes	(1,202)	(11.2)	3.7	3.5

Net income	$(124)	(0.7%)	6.9%	5.7%

Diluted earnings per share	$0.01	2.0%

Fully diluted average shares outstanding
(in thousands)	(778)	(2.3%)

Net revenues for the 13 weeks ended May 28, 2005 decreased 17.8 percent to $255.0 million compared to $310.2 million for the quarter ended May 29, 2004. Unit deliveries decreased 21.4 percent as follows:

	Thirteen Weeks Ended May 28, 2005	Thirteen Weeks Ended May 29, 2004	Decrease	% Change
Class A motor homes (gas)	1,058	1,378	(320)	(23.2%)
Class A motor homes (diesel)	561	900	(339)	(37.7%)
Class C motor homes	1,088	1,166	(78)	(6.7%)

Total deliveries	2,707	3,444	(737)	(21.4%)

The reductions in revenues and unit deliveries were due to lower retail demand and an industry-wide oversupply of motor homes during the quarter ended May 28, 2005 when compared to the quarter ended May 29, 2004. Also contributing to the reduction in revenues was a higher level of discounts during the period ended May 28, 2005 when compared to May 29, 2004. The percentage decrease in unit sales was greater than the percentage decrease in revenues because of an increase in the average sale price per unit in the third quarter of Fiscal 2005.

Gross profit as a percentage of net revenues was lower during the 13 weeks ended May 28, 2005 (13.8 percent) when compared to the comparable period ended May 29, 2004 (14.8 percent). When comparing the two quarters, lower production volume and lower production efficiencies offset partially by increased pricing impacted the gross profit percentage during the period ended May 28, 2005.

Selling expenses decreased 9.5 percent ($0.5 million) during the 13 weeks ended May 28, 2005, to $4.3 million compared to $4.8 million for the 13 weeks ended May 29, 2004. However, selling expenses increased to 1.7 percent of net revenues during the period ended May 28, 2005 from 1.5 percent during the comparable period ended May 29, 2004. The decrease in dollars was due primarily to a reduction in sales employee incentive compensation costs.

General and administrative expenses decreased 65.6 percent during the 13 weeks ended May 28, 2005, to $4.5 million compared to $13.2 million for the 13 weeks ended May 29, 2004; and to 1.8 percent of net revenues for the 13 weeks ended May 28, 2005 compared to 4.2 percent for the 13 weeks ended May 29, 2004. The decreases in dollars and percentage were due primarily to a $7.3 million charge the Company recorded in the third quarter of Fiscal 2004 in connection with the settlement of a lawsuit. A reduction of approximately $1.3 million in management incentive compensation costs in the third quarter of Fiscal 2005 also contributed to the decreases.

Financial income increased 107.9 percent during the 13 weeks ended May 28, 2005 to $761,000 from $366,000 for the 13 weeks ended May 29, 2004. The increase in financial income during the third quarter of Fiscal 2005 was due to more cash being available for investing than during the third quarter of Fiscal 2004. Also, the average rate the Company earned on investments during the Fiscal 2005 period was significantly higher than the average rate earned during the Fiscal 2004 period.

The overall effective income tax rate decreased to 35.2 percent for the 13 weeks ended May 28, 2005 from 37.8 percent for the 13 weeks ended May 29, 2004. The decrease was primarily due to a decrease in nondeductible losses in Winnebago Health Care Management Company.

Net income decreased by 0.7 percent and earnings per diluted share increased by 2.0 percent when comparing the 13 weeks ended May 28, 2005 to the 13 weeks ended May 29, 2004. The increase in earnings per diluted share was due to a lower number of outstanding shares of common stock during the 13 weeks ended May 28, 2005, as a result of common stock repurchased by the Company. (See Note 10 of the Unaudited Notes to Condensed Consolidated Financial Statements.)

Current Year-to-Date Compared to the Same Period Last Year

The following is an analysis of changes in key items included in the consolidated statements of income for the 39-week period ended May 28, 2005 compared to the 39-week period ended May 29, 2004.

Dollars in thousands, except per share data
	Comparison of Thirty-Nine Weeks Ended May 28, 2005 to May 29, 2004		Thirty-Nine Weeks Ended
	Increase	%	May 28, 2005	May 29, 2004
	(Decrease)	Change	% of Net Revenues
Net revenues	$(70,638)	(8.5%)	100.0%	100.0%
Cost of goods sold	(54,644)	(7.7)	86.3	85.5

Gross profit	(15,994)	(13.3)	13.7	14.5
Selling	(358)	(2.6)	1.7	1.7
General and administrative	(9,072)	(36.3)	2.1	3.0

Operating income	(6,564)	(8.0)	9.9	9.8
Financial income	942	98.9	.2	.1
Provision for taxes	(3,666)	(11.8)	3.6	3.7

Net income	$(1,956)	(3.8%)	6.5%	6.2%

Diluted earnings per share	$(0.02)	(1.4%)

Fully diluted average shares outstanding
(in thousands)	(907)	(2.6%)

Net revenues for the 39 weeks ended May 28, 2005 decreased 8.5 percent to $760.5 million compared to $831.2 million for the 39 weeks ended May 29, 2004. Unit deliveries consisted of the following:

	Thirty-Nine Weeks Ended May 28, 2005	Thirty-Nine Weeks Ended May 29, 2004	Decrease	% Change
Class A motor homes (gas)	3,501	3,988	(487)	(12.2%)
Class A motor homes (diesel)	1,707	2,145	(438)	(20.4%)
Class C motor homes	2,878	3,295	(417)	(12.7%)

Total deliveries	8,086	9,428	(1,342)	(14.2%)

The reductions in revenues and unit deliveries were due to lower retail demand and an industry-wide oversupply of motor homes during the 39 weeks ended May 28, 2005 when compared to the 39 weeks ended May 29, 2004. Also contributing to the reduction in revenues was a higher level of discounts during the period ended May 28, 2005 when compared to May 29, 2004. The percentage decrease in unit sales was greater than the percentage decrease in revenues because of an increase in the average sale price per unit in the period ended May 28, 2005.

Gross profit as a percentage of net revenues was lower during the 39 weeks ended May 28, 2005 (13.7 percent) when compared to the comparable period ended May 29, 2004 (14.5 percent). When comparing the two year-to-date periods, lower production volume, lower production efficiencies and a physical inventory adjustment offset partially by favorable pricing impacted the gross profit percentage during the period ended May 28, 2005. Unfavorably impacting gross profit for the 39 weeks ended May 29, 2004 was the recording of a reserve of approximately $1.9 million (representing .2 percent of net revenues) associated with a product recall.

Selling expenses decreased by 2.6 percent ($0.4 million) during the 39 weeks ended May 28, 2005, to $13.4 million (1.7 percent of net revenues) compared to $13.8 million (1.7 percent of net revenues for the 39 weeks ended May 29, 2004). The decrease in dollars was due primarily to a reduction in sales employee incentive compensation costs offset partially by increased advertising costs.

General and administrative expenses decreased 36.3 percent during the 39 weeks ended May 28, 2005, to $15.9 million (2.1 percent of net revenues) compared to $25.0 million (3.0 percent of net revenues) for the 39 weeks ended May 29, 2004. The decreases in dollars and percentage were due primarily to a $7.3 million charge the Company recorded in the 39 weeks ended May 29, 2004 in connection with the settlement of a lawsuit. A reduction of approximately $1.6 million in management incentive compensation costs for the 39 weeks ended May 28, 2005 also contributed to the decreases.

Financial income increased 98.9 percent during the 39 weeks ended May 28, 2005 to $1.9 million from $1.0 million for the 39 weeks ended May 29, 2004. The increase in financial income during the first three quarters of Fiscal 2005 was due to more cash being available for investing than during the first three quarters of Fiscal 2004. Also, the average rate the Company earned on investments during the Fiscal 2005 period was higher than the average rate earned during the Fiscal 2004 period.

The overall effective income tax rate decreased to 35.5 percent for the 39 weeks ended May 28, 2005 from 37.6 percent for the 39 weeks ended May 29, 2004. The decrease was primarily due to a decrease in nondeductible losses in Winnebago Health Care Management Company.

Net income and earnings per diluted share decreased by 3.8 percent and 1.4 percent, respectively, when comparing the 39 weeks ended May 28, 2005 to the 39 weeks ended May 29, 2004. The difference in percentages was due primarily to a lower number of outstanding shares of the Company’s common stock during the 39 weeks ended May 28, 2005, as a result of common stock repurchased by the Company. (See Note 10 of the Unaudited Notes to Condensed Consolidated Financial Statements.)

ANALYSIS OF FINANCIAL CONDITION, LIQUIDITY AND RESOURCES

The Company meets its working capital, capital equipment and other cash requirements with funds generated from operations.

At May 28, 2005, working capital was $185.3 million, an increase of $20.5 million from August 28, 2004‘s amount of $164.8 million.

Net cash provided by operating activities for the 39 weeks ended May 28, 2005 was $76.4 million compared to $78.9 million for the 39 weeks ended May 29, 2004. The major items affecting cash from operations were as follows:

	Thirty-Nine Weeks Ended
(In thousands)	May 28, 2005	May 29, 2004
Cash provided by:
Net income	$49,695	$51,651
Decrease in receivables and other assets	20,055	2,843
Increase in accounts payable and accrued expenses	—	14,820
Decrease in inventories	415	—
Cash used by:
Payments of accounts payable and accrued expenses	(4,036)	—
Increase in inventories	—	(12,991)
Other	10,228	22,571

Total	$76,357	$78,894

Changes in cash flows from operating activities for the 39 weeks ended May 28, 2005 were due primarily to:

Decreases in receivables and other assets were due to the dealer’s payment for unit deliveries, during the first quarter of Fiscal 2005, recorded as receivables as of the fiscal year-end, and a return to a more normal receivables level.

Decreases in accounts payable and accrued expenses were due to the payment of Fiscal 2004 employee incentive programs and a reduction in payables owed to the Company’ vendors.

Changes in cash flows from operating activities for the 39 weeks ended May 29, 2004 were due primarily to:

Decreases in receivables and other assets were due to the dealers’ payment for unit deliveries.

The increase in accounts payable balances was due primarily to increases in the Company’s production schedule.

Increases in inventories were due primarily to a larger number of chassis in the Company’s inventory and an increase in finished goods units of approximately 330 units at May 29, 2004.

The primary uses of cash for investing activities were for capital equipment requirements of $6.7 million for the 39-week period ended May 28, 2005 compared to $7.7 million during the 39-week period ended May 29, 2004.

The Company purchased $196.4 million of short-term investments and received proceeds of $143.5 million from the sale or maturity of short-term investments during the 39 weeks ended May 28, 2005. During the 39 weeks ended May 29, 2004 the Company purchased $123.3 million of short-term investments and received proceeds of $132.0 million from the sale or maturity of short-term investments.

Cash used by financing activities for the period ended May 28, 2005 was $26.8 million for the Company’s common stock repurchases and $7.1 million for the payment of cash dividends offset partially by $3.2 million from the proceeds of the issuance of treasury stock under employee benefit plans. Primary uses of cash in financing activities for the period ended May 29, 2004 were $74.3 million for Company’s common stock repurchases and $5.2 million for the payment of cash dividends offset partially by $4.5 million cash provided from the proceeds of the issuance of treasury stock.

On May 28, 2005 the Company’s cash and cash equivalents balance was $10.3 million and available-for-sale securities – short-term investments was $104.0 million. Estimated demands at May 28, 2005 on the Company’s liquid assets for the remainder of Fiscal 2005 include $2.6 million for capital expenditures, primarily for production equipment, and $2.3 million for payments of cash dividends. On June 16, 2004, the Board of Directors authorized the repurchase of outstanding shares of the Company’s common stock, depending on market conditions, for an aggregate of up to $30 million. As of May 28, 2005, 971,331 shares had been repurchased for an aggregate consideration of approximately $30 million which terminates this authorization. On June 15, 2005, the Board of Directors authorized the repurchase of outstanding shares of the Company’s common stock, depending on market conditions, for an aggregate of up to $30 million.

Management currently expects its cash on hand and funds from operations to be sufficient to cover both short-term and long-term operation requirements.

COMPANY OUTLOOK

Order backlog for the Company’s motor homes was as follows:

Units	May 28, 2005	May 29, 2004	(Decrease) Increase	% Change

Class A motor homes (gas)	566	1,100	(534)	(48.5%)
Class A motor homes (diesel)	123	532	(409)	(76.9%)
Class C motor homes	834	812	22	2.7%

Total backlog	1,523	2,444	(921)	(37.7%)

Total approximate revenue
dollars (in millions)	$116.5	$214.4	$(97.9)	(45.7%)

The Company includes in its backlog all accepted purchase orders from dealers shippable within the next six months. Orders in backlog can be canceled or postponed at the option of the purchaser at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales. As a result of a weaker backlog and industry-wide softness in the motor home market, the Company will continue to adjust its factory schedule as necessary to correspond to the demand for its products.

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

Item 3.   Quantitative and Qualitative Disclosure About Market Risk.

As of May 28, 2005, the Company had $114.3 million of cash and short-term investments consisting of $10.3 million of cash and cash equivalents and available-for-sale securities of $104.0 million. Taking into account the credit risk criteria of our investments policies, the primary market risk associated with these investments is interest rate risk and a decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments for the typical Dutch auction period (an average of 45 days) and based upon historical experience does not believe there are significant risks of a failed Dutch auction. Therefore, the Company would not expect to recognize a material adverse impact in income or cash flows in the event of a decline in value due to an increase in market interest rates.

Item 4.   Controls and Procedures.

The Company has established disclosure controls and procedures, which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Subsequent to the issuance of its unaudited consolidated financial statements for the 13 and 26 weeks ended February26, 2005, the Company identified an error in its annual physical inventory adjustment recorded during the second quarter of Fiscal 2005, due to a formula error in an electronic spreadsheet. As a result of the identified error, Management and the Audit Committee of the Board of Directors concluded a restatement of the Company’s financial statements included in the Form 10-Q for the quarter ended February 26, 2005 was necessary. This restatement was completed with the filing of Form 10-Q/A on May 27, 2005. The Company has evaluated and documented its internal controls over financial reporting, including the controls over electronic spreadsheets. The Company has implemented improved controls over all significant electronic spreadsheets supporting financial statements as of the end of the third quarter of Fiscal 2005.

The Company’s Chief Executive Officer and its Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the quarter covered by the Company’s Quarterly Report on Form 10-Q for the period ended May 28, 2005. Based on that evaluation, they concluded that the Company’s disclosure controls and procedures were effective in achieving the objectives for which they were designed.

Furthermore, except for improvements in controls described above, there have been no changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this 10-Q that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Winnebago Industries, Inc.
Forest City, Iowa

We have reviewed the accompanying condensed consolidated balance sheet of Winnebago Industries, Inc. and subsidiaries (the “Company”) as of May 28, 2005, and the related condensed consolidated statements of income for the 13- and 39-week periods ended May 28, 2005 and May 29, 2004, and of cash flows for the 39-week periods ended May 28, 2005 and May 29, 2004. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of August 28, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated November 10, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 28, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/   Deloitte & Touche LLP

Deloitte & Touche LLP
Minneapolis, Minnesota
July 7, 2005

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings.

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

This table provides information with respect to purchases by the Company of shares of its common stock during each fiscal month of the third quarter of Fiscal 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs

2/27/05 – 4/02/05	334,900	$29.35	334,900	$15,180,000

4/03/05 – 4/30/05	472,821	$32.11	472,821	—

5/01/05 – 5/28/05	—	—	—	—

Total	807,721	$30.96	807,721	—

On June 16, 2004, the Board of Directors authorized the repurchase of outstanding shares of the Company’s common stock, at the discretion of management, for an aggregate consideration of up to $30 million. There was no time restriction on this authorization. As of May 28, 2005, 971,331 shares had been repurchased for an aggregate consideration of approximately $30.0 million which terminated this authorization.

On June 15, 2005, the Board of Directors authorized the repurchase of outstanding shares of the Company’s common stock, depending on market conditions and at the discretion of management, for an aggregate consideration of up to $30 million. There is no time restriction on this authorization.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits – See Exhibit Index on page 24.

(b)	8-K filings during quarter ended May 28, 2005.

On March 10, 2005, the Company filed a report on Form 8-K relating to a press release issued by the Company to announce the anticipated date of its second quarter of Fiscal 2005 earnings announcement.

On March 17, 2005, the Company filed a report on Form 8-K relating to a press release issued by the Company to announce its second quarter of Fiscal 2005 earnings.

On March 30, 2005, the Company filed a report on Form 8-K relating to a press release issued by the Company to disclose the new summary of Director Compensation for Board and Committee meetings.

On May 6, 2005, the Company filed a report on Form 8-K relating to a press release issued by the Company to announce the election of the Company’s Chief Financial Officer to the additional position of President. The Company also announced that its Chairman and Chief Executive Officer would relinquish the title of President.

On May 17, 2005, the Company filed a report on Form 8-K relating to a press release issued by the Company that management and the Audit Committee of the Board of Directors concluded that a restatement of the consolidated financial statements included in the Company’s Form 10-Q for the quarter ended February 26, 2005 was necessary.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC. (Registrant)

Date	July 7, 2005	/s/ Bruce D. Hertzke

Bruce D. Hertzke Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date	July 7, 2005	/s/ Edwin F. Barker

Edwin F. Barker President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

15.	Letter regarding Unaudited Interim Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated July 7, 2005.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated July 7, 2005.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated July 7, 2005.

32.2	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated July 7, 2005.