Form 10-K
period 2005-08-27
WINNEBAGO INDUSTRIES INC
filed 2005-11-10
CIK 107687

WINNEBAGO INDUSTRIES, INC.
P.O. BOX 152
FOREST CITY, IA 50436

FORM 10-K
FISCAL YEAR ENDED AUGUST 27, 2005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 27, 2005; OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission file number: 1-6403

WINNEBAGO INDUSTRIES, INC. (Exact name of registrant as specified in its charter)

IOWA	42-0802678
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
P.O. Box 152, Forest City, Iowa	50436
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (641) 585-3535 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED

Common Stock ($.50 par value) and Preferred Share Purchase Rights	The New York Stock Exchange, Inc. Chicago Stock Exchange, Inc. The Pacific Stock Exchange, Inc.

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐ No ✓

        Aggregate market value of the common stock held by non-affiliates of the registrant: $1,061,466,539 (30,695,967 shares at the average price on the New York Stock Exchange of $34.58 on February 25, 2005).

        Common stock outstanding on November 1, 2005, 32,873,574 shares.

DOCUMENTS INCORPORATED BY REFERENCE

1.	The Winnebago Industries, Inc. Annual Report to Shareholders for the fiscal year ended August 27, 2005, portions of which are incorporated by reference into Part II hereof.

2.	The Winnebago Industries, Inc. Proxy Statement for the Annual Meeting of Shareholders scheduled to be held January 10, 2006, portions of which are incorporated by reference into Part II and Part III hereof.

PART IV
Item 15. Exhibits, Financial Statement Schedules	13
UNDERTAKING	14
SIGNATURES	15
EX-13: SELECTED PAGES FROM THE COMPANY’S 2005 ANNUAL REPORT
EX-21: LIST OF SUBSIDIARIES
EX-23: CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EX-31.1: CERTIFICATION OF CEO PURSUANT TO SECTION 302
EX-31.2: CERTIFICATION OF CFO PURSUANT TO SECTION 302
EX-32.1: CERTIFICATION OF CEO PURSUANT TO SECTION 906
EX-32.2: CERTIFICATION OF CFO PURSUANT TO SECTION 906

WINNEBAGO INDUSTRIES, INC.

FORM 10-K

Report for the Fiscal Year Ended August 27, 2005

PART I

ITEM 1.    Business

General

Winnebago Industries, Inc., headquartered in Forest City, Iowa, is a leading United States manufacturer of motor homes, self-contained recreation vehicles used primarily in leisure travel and outdoor recreation activities. Motor home sales by the Company represented at least 92 percent of its revenues in each of the past five fiscal years. The Company’s motor homes are sold through independent dealers under the Winnebago and Itasca brand names.

Other products manufactured by the Company consist primarily of extruded aluminum and other component products for other manufacturers and commercial vehicles.

The Company was incorporated under the laws of the state of Iowa on February 12, 1958, and adopted its present name on February 28, 1961. The Company’s executive offices are located at 605 West Crystal Lake Road in Forest City, Iowa. The Company’s telephone number is (641) 585-3535. Unless the context indicates otherwise, the term “Company” refers to Winnebago Industries, Inc. and its subsidiaries.

The Company’s website, located at www.winnebagoind.com, provides additional information about the Company. On the Company’s website you can obtain, free of charge, this and prior year Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all of the Company’s other filings with the Securities Exchange Commission. The Company’s recent press releases are also available on its website. The Company’s website also contains important information regarding the Company’s corporate governance practices. The information on the Company’s website is not part of this Annual Report on Form 10-K.

Forward Looking Information

Certain of the matters discussed in this Annual Report on Form 10-K are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties, including, but not limited to reactions to actual or threatened terrorist attacks, a further decline in consumer confidence, availability and price of fuel, a significant increase in interest rates, a slowdown in the economy, availability of chassis and other key component parts, sales order cancellations, slower than anticipated sales of new or existing products, new product introductions by competitors, and other factors which may be disclosed throughout this Annual Report on Form 10-K. Although management believes that the expectations reflected in the “forward looking statements” are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these “forward looking statements,” which speak only as of the data of this report. The Company undertakes no obligation to publicly update or revise any forward looking statements whether as a result of new information, future events or otherwise, except as required by law or the rules of the New York Stock Exchange.

Principal Products

The following table sets forth the respective contribution to the Company’s net revenues by product class for each of the last five fiscal years (dollars in thousands):

	Fiscal Year Ended (1) (2)
	August 27, 2005	August 28, 2004	August 30, 2003	August 31, 2002	August 25, 2001
Class A and C Motor Homes	$946,350	$1,070,264	$801,027	$773,125	$624,110
	95.4%	96.1%	94.8%	93.7%	92.9%
Other Recreation
Vehicle Revenues (3)	16,401	15,199	17,285	20,486	17,808
	1.7%	1.3%	2.0%	2.5%	2.7%
Other Manufactured Products
Revenues (4)	29,224	28,691	26,898	31,658	29,768
	2.9%	2.6%	3.2%	3.8%	4.4%

Total Net Revenues	$991,975	$1,114,154	$845,210	$825,269	$671,686
	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Certain prior periods’ information has been reclassified to conform to the current year-end presentation.
(2)	The fiscal year ended August 31, 2002 contained 53 weeks, all other fiscal years contained 52 weeks.
(3)	Primarily recreation vehicle related parts and recreation vehicle service revenue.
(4)	Primarily sales of extruded aluminum and other component products for other manufacturers and commercial vehicles.

Unit sales of the Company’s principal recreation vehicles for the last five fiscal years were as follows:

	Fiscal Year Ended (1)
	August 27, 2005	August 28, 2004	August 30, 2003	August 31, 2002	August 25, 2001
Unit Sales
Class A	6,674	8,108	6,705	6,725	5,666
Class C	3,963	4,408	4,021	4,329	3,410

Total Class A & C Motor Homes	10,637	12,516	10,726	11,054	9,076

(1)	The fiscal year ended August 31, 2002 contained 53 weeks, all other fiscal years contained 52 weeks.

The primary use of recreation vehicles for leisure travel and outdoor recreation has historically led to a peak retail selling season concentrated in the spring and summer months. The Company’s sales of recreation vehicles are generally influenced by this pattern in retail sales, but can also be affected by the level of dealer inventory.

The Company’s products are generally manufactured against orders from dealers and from time to time to build inventory to satisfy the peak selling season. As of August 27, 2005, the Company’s backlog of orders for Class A and Class C motor homes was 2,059 units (approximately $170 million) compared to 2,541 units (approximately $220 million) at August 28, 2004. The Company includes in its backlog all accepted purchase orders from dealers shippable within the next six months. Orders in backlog can be canceled or postponed at the option of the dealer at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

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

Class B models are panel-type trucks to which sleeping, kitchen, and/or toilet facilities are added. These models also have a top extension to provide more headroom. The Company does not produce Class B models.

Class C models are mini motor homes built on van-type chassis onto which the recreation vehicle manufacturer constructs a living area with access to the driver’s compartment. Certain models of the Company’s Class C units include van-type driver’s compartments built by the Company.

The Company currently manufactures and sells Class A and Class C motor homes under the Winnebago and Itasca brand names. These motor homes generally provide living accommodations for four to seven persons and include kitchen, dining, sleeping and bath areas, and in some models, a lounge. Optional equipment accessories include, among other items, air conditioning, electric power plant, stereo system and a wide selection of interior equipment.

The Company offers, with the purchase of any new Winnebago or Itasca motor home, a comprehensive 12-month/15,000-mile warranty and a 3-year/36,000-mile warranty on sidewalls and floors. Estimated warranty costs are accrued at the time of sale of the warranted products. Estimates of future warranty costs are based upon past warranty claims and unit sales history and adjusted as required to reflect actual costs incurred as information becomes available. An increase in dealership labor rates, the cost of parts or the frequency of claims could have an adverse impact on the Company’s operating results for the period or periods in which such claims or additional cost arise. In addition to the costs associated with the contractual warranty coverage provided on our motor homes, we also occasionally incur costs as a result of additional service actions not covered by our warranties, including product recalls and customer satisfaction actions. The Company estimates the cost of these service actions using past claim rate experiences and the estimated cost of the repairs. Estimated costs are accrued at the time the service action is implemented and included in cost of sales in the Company’s Consolidated Statement of Income and as other accrued expense in the Company’s Consolidated Balance Sheet.

The Company’s Class A and Class C motor homes are sold by dealers in the retail market at manufacturer’s suggested retail prices ranging from approximately $60,000 to more than $275,000, depending on size and model, plus optional equipment and delivery charges.

The Company currently manufactures Class A and Class C motor homes ranging in length from 26 to 40 feet and 22 to 32 feet, respectively.

Non-Recreation Vehicle Activities

OEM and Commercial Vehicles

Original Equipment Manufacturing (OEM) — Sales of component parts such as aluminum extrusions, metal stampings, rotational moldings, vacuum formed plastics, fiberglass components, panel lamination, electro-deposition painting of steel and sewn or upholstered items to outside manufacturers.

Commercial Vehicles — Commercial vehicles sales are shells primarily custom designed for the buyer’s special needs and requirements.

Production

The Company’s Forest City facilities have been designed to provide vertically integrated production line manufacturing. The Company also operates a fiberglass manufacturing and component assembly facility in Hampton, Iowa, a sewing operation in Lorimor, Iowa, and assembly plants and a cabinet products manufacturing facility in Charles City, Iowa. The Company manufactures a number of components utilized in its motor homes, with the principal exception of the chassis, engines, auxiliary power units and appliances.

Most of the raw materials and components utilized by the Company are obtainable from numerous sources. The Company believes that substitutes for raw materials and components, with the exception of chassis, would be obtainable with no material impact on the Company’s operations. Certain components, however, are produced by only a small group of quality suppliers who presently have the capacity to supply sufficient quantities to meet the Company’s needs. This is especially true in the case of motor home chassis, where Ford Motor Company, Freightliner Custom Chassis Corporation, Workhorse Custom Chassis LLC and Daimler-Chrysler Motors Company LLC are the Company’s dominant suppliers. Decisions by suppliers to decrease production, utilize production internally, or shortages, production delays or work stoppages by the employees of such suppliers could have a material adverse effect on the Company’s ability to produce motor homes and ultimately, on the results from operations. The Company purchases Class A and C chassis of Ford Motor Company, Class A chassis of Freightliner Custom Chassis Corporation and Workhorse Custom Chassis LLC, and Class C chassis of Daimler-Chrysler Motors Company LLC and Chevrolet Motor Company. Only three vendors accounted for as much as five percent of the Company’s raw material purchases in Fiscal 2005, Ford Motor Company, Freightliner Custom Chassis Corporation and Workhorse Custom Chassis LLC (approximately 38 percent, in the aggregate).

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

Distribution and Financing

The Company markets its recreation vehicles on a wholesale basis to a diversified independent dealer organization located throughout the United States and, to a limited extent, in Canada. Foreign sales, including Canada, were less than three percent of net revenues during each of the past three fiscal years. As of August 27, 2005 and August 28, 2004, the motor home dealer organization in the United States and Canada included approximately 300 and 310 dealer locations, respectively. During Fiscal 2005, eight dealer organizations accounted for approximately 25 percent of motor home unit sales and only one dealer organization accounted for more than five percent of motor home unit sales, that dealer being La Mesa RV Center, Inc. which accounted for approximately eight percent of such sales.

All international sales (except Canada) are now handled by one distributor in Japan and two distributors in England.

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

At August 27, 2005, the Company had a staff of 32 people engaged in field sales and service to the motor home dealer organization.

The Company advertises and promotes its products through national RV magazines and cable TV networks and on a local basis through trade shows, television, radio and newspapers, primarily in connection with area dealers.

Recreation vehicle sales to dealers are made on cash terms. Most dealers are financed on a “floor plan” basis under which a bank or finance company lends the dealer all, or substantially all, of the purchase price, collateralized by a security interest in the merchandise purchased (See Note 7, “Contingent Liabilities and Commitments” in the Company’s Annual Report to Shareholders for the year ended August 27, 2005). The Company’s repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, the Company will repurchase the financed merchandise. The agreements provide that the Company’s liability will not exceed 100 percent of the dealer invoice price and provide for periodic liability reductions based on the time since the date of the original invoice. These repurchase obligations generally expire upon the earlier to occur of (i) the dealer’s sale of the financed unit or (ii) one year from the date of the original invoice. The Company’s contingent liability on these repurchase agreements was approximately $345,215,000 and $353,624,000 at August 27, 2005 and August 28, 2004, respectively. The Company also entered into a repurchase agreement on February 1, 2002 with a banking institution which called for a liability reduction of two percent of the original invoice every month for 24 months, at which time the repurchase obligation terminates. The Company’s contingent liability under this agreement was approximately $0 and $1,772,000 at August 27, 2005 and August 28, 2004, respectively. (See Note 7, “Contingent Liabilities and Commitments” in the Company’s Annual Report to Shareholders for the year ended August 27, 2005). The Company’s contingent liability under repurchase agreements varies significantly from time to time, depending upon general economic conditions, seasonal shipments, competition, dealer organization, gasoline availability and price and cost of bank financing.

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

The Company is a leading U.S. manufacturer of motor homes. For the 12 months ended August 31, 2005, RVIA reported U.S. manufacturers’ factory shipments of 41,300 Class A motor homes and 21,300 Class C motor homes. Unit sales of such products by the Company for the last five fiscal years are shown on page two of this report. The Company has numerous competitors and potential competitors in this industry. The six largest U.S. manufacturers represented more than 70 percent of the combined Class A and Class C motor home retail sales for the 12 months ended August 31, 2005, including the Company’s sales, which represented approximately 17.5 percent of the market. The Company is not a significant factor in the markets for its other recreation vehicle products and services or its non-recreation vehicle products.

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

The Company has several registered trademarks for its motor home models which include Winnebago®, Itasca®, View®, Aspect®, Minnie Winnie®, Sightseer®, Adventurer®, Journey®, Vectra®, Cambria®, Spirit®, Sundancer®, Sunova®, Sunrise®, Suncruiser®, Meridian® and Horizon®. The Company believes that its trademarks and trade names are significant to its business and it will vigorously protect them against infringement. The Company is not dependent upon any patents or technology licenses for the conduct of its business.

Research and Development

Research and development expenditures are expensed as incurred. During Fiscal 2005, 2004, and 2003, the Company spent approximately $3,630,000, $3,655,000 and $3,464,000, respectively, on research and development activities.

Human Resources

As of September 1, 2005, 2004 and 2003, the Company employed approximately 3,610, 4,220 and 3,750 persons, respectively. Of these, approximately 2,940, 3,530 and 3,050 persons, respectively, were engaged in manufacturing and shipping functions. None of the Company’s employees are covered under a collective bargaining agreement.

RISK FACTORS

The following risk factors should be considered carefully in addition to the other information contained in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones the Company faces, but represent some of the most significant risk factors that management believes may adversely affect the RV industry and the Company’s business, operations or financial position.

Competition

The market for RVs is very competitive. Competition in this industry is based upon price, design, value, quality and service. There can be no assurance that existing or new competitors will not develop products that are superior to the Company’s RVs or that achieve better consumer acceptance, thereby adversely affecting market share, sales volume and profit margins.

Cyclicality and Seasonality

The RV industry has been characterized by cycles of growth and contraction in consumer demand, reflecting prevailing economic, demographic, and political conditions, which affect disposable income for leisure-time activities. Consequently, the results for any prior period may not be indicative of results for any future period.

Seasonal factors, over which the Company has no control, also have an effect on the demand for the Company’s products. Demand in the RV industry generally declines over the winter season, while sales are generally highest during the spring and summer months. Also, unusually severe weather conditions in some markets may impact demand.

Fuel Availability and Prices

Gasoline or diesel fuel is required for the operation of motorized RVs. There can be no assurance that the supply of these petroleum products will continue uninterrupted, that rationing will not be imposed or that the price of or tax on these petroleum products will not significantly increase in the future. Shortages of gasoline and substantial increases in the price of gasoline have had a material adverse effect on the RV industry as a whole in the past and could have a material adverse effect on the Company in the future.

General Economic Conditions and Certain Other External Factors

Companies within the RV industry are subject to volatility in operating results due to external factors such as general economic conditions and political changes. Specific factors affecting the RV industry include:

•	overall consumer confidence and the level of discretionary consumer spending;
•	interest rates;
•	inventory levels; including the level of retail sales at dealer locations;
•	employment trends;
•	the adverse impact of terrorism on consumer spending and travel related activities; and
•	adverse impact on margins of increases in raw material costs which the Company is unable to pass on to customers without negatively affecting sales.

Dependence on Chassis Suppliers

Most RV components are readily available from numerous sources. However, a few components are produced by only a small group of quality suppliers that have the capacity to supply large quantities on a national basis. This is especially true in the case of motor home chassis, where Ford Motor Company, Freightliner Custom Chassis Corporation, Workhorse Custom Chassis LLC and Daimler-Chrysler Motors Company LLC are the Company’s major suppliers. Decisions by suppliers to decrease production, utilize production internally, or shortages, production delays or work stoppages by the employees of such suppliers could have a material adverse effect on the Company’s ability to produce motor homes and ultimately, on the results from operations.

Potential Liabilities Under Repurchase Agreements

In accordance with customary practice in the RV industry, the Company enters into repurchase agreements with lending institutions pursuant to which it is agreed, in the event of a default by an independent retailer in its obligation to a lender, the Company will repurchase product at declining prices over the term of the agreements, typically 12 months. The difference between the gross repurchase price and the price at which the repurchased product can then be resold, which is typically at a discount to the original sale price, represents a financial expense to the Company. Thus, if the Company was obligated to repurchase a large number of RVs in the future, this would increase costs, which could have a negative effect on earnings. The Company’s maximum potential exposure under these agreements was approximately $345.2 million at August 27, 2005. Losses under these agreements have not been material in the past. Tightened credit standards by lenders and more aggressive attempts to accelerate collection of outstanding accounts with dealers could result in defaults by dealers and consequent repurchase obligations that may be higher than has historically been the case.

Warranty Claims

The Company is subject to warranty claims in the ordinary course of its business. Although the Company maintains reserves for such claims, which to date have been adequate, there can be no assurance that warranty expense levels will remain at current levels or that such reserves will continue to be adequate. A significant increase in warranty claims exceeding the Company’s current warranty expense levels could have a material adverse effect on the Company’s results of operations, financial condition, and cash flows.

Product Liability

The Company is involved in legal proceedings in the ordinary course of business, including a variety of warranty, “lemon law” and product liability claims typical in the RV industry. The Company self-insures for a portion of product liability claims. Self-insurance retention liability varies annually based on market conditions and for the past five fiscal years was $2.5 million per occurrence and $6 million in aggregate per policy year. In the event that the annual aggregate of the self-insured retention is exhausted by payment of claims and defense expenses, a deductible of $250,000, excluding defense expenses, is applicable to each and every claim covered under this policy. The Company cannot be certain that its insurance coverage will be sufficient to cover all future claims against it, which may have a material adverse effect on the Company’s results of operations and financial condition. In addition, if these claims rise to a level of frequency or size that is significantly higher than similar claims made against the Company’s competitors, the Company’s reputation and business will be harmed.

Government Regulation

The Company is subject to numerous federal, state and local regulations governing the manufacture and sale of their products, including the provisions of the National Traffic and Motor Vehicle Safety Act, (“the Motor Vehicle Act”), and the safety standards for RVs and components which have been promulgated under the Motor Vehicle Act by the Department of Transportation. The Motor Vehicle Act authorizes the National Highway Traffic Safety Administration to require a manufacturer to recall and repair vehicles which contain certain hazards or defects. Any recalls of the Company’s vehicles, voluntary or involuntary, could have a material adverse effect on the Company’s results of operations, financial condition, and cash flows.

The Company is also subject to federal and numerous state consumer protection and unfair trade practice laws and regulations relating to the sale, transportation and marketing of motor vehicles, including so-called “lemon laws”. Federal and state laws and regulations also impose upon vehicle operators various restrictions on the weight, length and width of motor vehicles, including motor homes, that may be operated in certain jurisdictions or on certain roadways. Certain jurisdictions also prohibit the sale of vehicles exceeding length restrictions.

Finally, federal and state authorities also have various environmental control standards relating to air, water, noise pollution and hazardous waste generation and disposal which affect the Company and its operations. Failure to comply with any of the foregoing laws or regulations could have an adverse impact on the Company’s results of operations, financial condition and cash flows.

ITEM 2.    Properties

The Company’s principal manufacturing, maintenance and service operations are conducted in multi-building complexes owned by the Company, containing an aggregate of approximately 1,538,000 square feet in Forest City, Iowa. The Company also owns approximately 453,000 square feet of warehouse facilities located in Forest City. The Company leases approximately 220,000 square feet of its unoccupied manufacturing facilities in Forest City to others. The Company also owns a manufacturing facility (135,000 square feet) in Hampton, Iowa and manufacturing facilities (352,000 square feet) in Charles City, Iowa. The Company leases a storage facility (16,700 square feet) in Hampton, Iowa and a manufacturing facility (19,600 square feet) in Lorimor, Iowa. Leases on the above leased facilities expire at various dates, the earliest of which is December 31, 2005. The Company’s facilities in Forest City are located on approximately 780 acres of land, all owned by the Company. An unaffiliated third-party supplier of painting services (the “Supplier”) for the Company’s motor homes has leased paint facilities in Forest City, Iowa and Charles City, Iowa. The Company has guaranteed a portion of the lease payment obligations of the Supplier. (See Note 7, “Contingent Liabilities and Commitments” in the Company’s Annual Report to Shareholders for the year ended August 27, 2005.)

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

ITEM 3.    Legal Proceedings

The Company is a defendant in a class action lawsuit entitled Jody Bartleson, et al vs. Winnebago Industries, Inc., et al which was filed in the United States District Court, Northern District of Iowa, Central Division on January 28, 2002. In the complaint, Ms. Bartleson, on her own behalf and as a representative of “others similarly situated,” alleges that such plaintiffs were wrongfully classified by the Company as exempt employees when in fact they were non-exempt employees entitled to recover overtime compensation for work performed during the preceding three years. This suit was brought under the Federal Fair Labor Standards Act as an “opt in” class action, 21 people have joined the suit to date as plaintiffs. The plaintiffs then amended their complaint adding a claim under the Iowa Wage Payment Collection Act in order to change the nature of the case from an “opt in” class action where individual plaintiffs must take an affirmative act to join the lawsuit to an “opt out” class action where all persons who had been exempt salaried employees over the three-year period preceding the filing of the lawsuit are included as plaintiffs unless they individually seek to “opt out” of the lawsuit. In a ruling by Chief Judge Mark W. Bennett, this amendment was disallowed and the lawsuit therefore remained an “opt in” class action with 21 participants. The Company believes that it has meritorious defenses to the plaintiffs’ claims. Trial of this case is currently scheduled to commence on March 6, 2006. As of August 27, 2005 the Company has accrued estimated possible settlement costs and legal fees for the defense of this case.

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

ITEM 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

Name	Office (Year First Elected an Officer)	Age
Bruce D. Hertzke +	Chairman of the Board and Chief Executive Officer (1989)	54
Edwin F. Barker	President and Chief Financial Officer (1980)	58
Raymond M. Beebe	Vice President, General Counsel & Secretary (1974)	63
Robert L. Gossett	Vice President, Administration (1998)	54
Brian J. Hrubes	Controller (1996)	54
Roger W. Martin	Vice President, Sales and Marketing (2003)	45
William J. O’Leary	Vice President, Product Development (2001)	56
Robert J. Olson	Vice President, Manufacturing (1996)	54
Joseph L. Soczek, Jr.	Treasurer (1996)	62
+ Director

Officers are elected annually by the Board of Directors. All of the foregoing officers have been employed by the Company as officers or in other responsible positions for at least the last five years.

PART II

ITEM 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Reference is made to information concerning the market for the Company’s common stock, cash dividends and related stockholder matters on page 40 of the Company’s Annual Report to Shareholders for the year ended August 27, 2005, which information is incorporated by reference herein. On October 12, 2005, the Board of Directors declared a quarterly cash dividend of $.09 per common share payable January 9, 2006 to shareholders of record as of December 9, 2005. The Company paid dividends of $.28 per common share during Fiscal 2005 and $.20 per common share during Fiscal 2004. (Adjusted for the 2-for-1 stock split on March 5, 2004.)

Equity Compensation Plan Information

The following table provides information as of August 27, 2005 with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)

Equity compensation plans
approved by shareholders	1,374,088 (1)	$22.238	1,553,500 (2)

Equity compensation plans
not approved by shareholders (3)	33,900 (4)	$16.082	N/A (5)

Total	1,407,988	$22.090	1,553,500

Review
(1)	This number includes 446,500 stock options under the 2004 Incentive Compensation Plan (the “Plan”), which was approved by the shareholders of theCompany. Also included are 917,588 options under the 1997 Stock Option Plan and 10,000 options granted under the 1992 Stock Option Plan for outside directors, which was terminated in Fiscal 1998.
(2)	This number represents stock options available for grant under the Plan as of August 27, 2005. The Plan replaced the 1997 Stock Option Plan effective January 1, 2004. No new grants may be made under the 1997 Stock Option Plan. Any stock options previously granted under the 1997 Stock Option Plan will continue to vest and/or be exercisable in accordance with their original terms and conditions.
(3)	The sole Equity Compensation Plan of the Company not previously submitted to the Company’s shareholders for approval is the Director’s Deferred Compensation Plan. For description of the key provisions of the Director’s Deferred Compensation Plan, see the information in the Company’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held January 10, 2006 under the caption “Board of Directors, Committees of the Board and Corporate Governance — Director Compensation,” which information is incorporated by reference herein.
(4)	Represents shares of common stock underlying stock units, payable on a one-for-one basis, credited to stock unit accounts as of August 27, 2005 under the Director’s Deferred Compensation Plan.
(5)	The table does not reflect a specific number of stock units which may by distributed pursuant to the Director’s Deferred Compensation Plan. The Director’s Deferred Compensation Plan does not limit the number of stock units issuable thereunder. The number of stock units to be distributed pursuant to the Director’s Deferred Compensation Plan will be based on the amount of the director’s compensation deferred and the per share price of the Company’s common stock at the time of deferral.

On June 15, 2005, the Board of Directors authorized the repurchase of outstanding shares of the Company’s common stock, depending on market conditions, for an aggregate consideration of up to $30 million. There is no time restriction on this authorization. As of August 27, 2005, there had been no repurchases under this authorization.

The Company did not repurchase any of its common stock during the fourth quarter of Fiscal 2005.

ITEM 6.    Selected Financial Data

Reference is made to the information included under the caption “Selected Financial Data” on pages 38 and 39 of the Company’s Annual Report to Shareholders for the year ended August 27, 2005, which information is incorporated by reference herein.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 9 through 16 of the Company’s Annual Report to Shareholders for the year ended August 27, 2005, which information is incorporated by reference herein.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

As of August 27, 2005, the Company had an investment portfolio of cash and cash equivalents of $19.5 million and available-for-sale securities of $93.1 million. Taking into account the credit risk criteria of the Company’s investment policy, the primary market risk associated with these investments is interest rate risk and a decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until maturity or for the typical Dutch auction period (an average of 36 days) and based upon historical experience does not believe there are significant risks of a failed Dutch auction. Therefore, the Company would not expect to recognize a material adverse impact in income or cash flows in the event of a decline in value due to an increase in market interest rates.

ITEM 8.    Financial Statements and Supplementary Data

The consolidated financial statements of the Company which appear on pages 17 through 34 and the report of Management’s Report on Internal Control Over Financial Reporting on page 35 and the report of Independent Registered Public Accounting Firm which appears on pages 36 and 37 of the Company’s Annual Report to Shareholders for the year ended August 27, 2005, are incorporated by reference herein.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.    Controls and Procedures

As of the end of the period covered by this report, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as required by Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 13a-15(f). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures will prevent all errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). The Company’s management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of August 27, 2005. During its assessment, management did not identify any material weaknesses in our internal control over financial reporting. Our independent registered public accounting firm, Deloitte & Touche LLP, has audited our Consolidated Financial Statements and has issued an attestation report on management’s assessment of our internal control over financial reporting, as stated in their report included herein.

There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls over financial reporting subsequent to the date the Company carried out its evaluation.

In connection with the evaluation of internal control over financial reporting described above, no changes in the Company’s internal control over financing reporting were identified that occurred during the fourth quarter of Fiscal 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

Reference is made to the table entitled Executive Officers of the Registrant in Part I of this report and to the information included under the captions “Election of Directors” and “Board of Directors, Committees of the Board and Corporate Governance” in the Company’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held January 10, 2006, which information is incorporated by reference herein.

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who beneficially own more than 10 percent of the Company’s common stock (collectively “Reporting Persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”) and the New York Stock Exchange. Reporting Persons are required by the SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received or written representations from certain Reporting Persons that no Forms 5 were required for those persons, the Company believes that, during Fiscal Year 2005, all the Reporting Persons complied with all applicable filing requirements, with the exception of Raymond Beebe who filed one late report reporting two transactions.

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

ITEM 11.    Executive Compensation

Reference is made to the information included under the caption “Executive Compensation” in the Company’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held January 10, 2006, which information is incorporated by reference herein.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management

Reference is made to the share ownership information included under the caption “Voting Securities and Principal Holders Thereof” in the Company’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held January 10, 2006, which information is incorporated by reference herein.

ITEM 13.    Certain Relationships and Related Transactions

Reference is made to the information included under the caption “Certain Transactions with Management” in the Company’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held January 10, 2006, which information is incorporated by reference herein.

ITEM 14.    Principal Accounting Fees and Services

Reference is made to the information included under the caption “Principal Accounting Fees and Services” in the Company’s Proxy Statement and for the Annual Meeting of Shareholders scheduled to be held January 10, 2006, which information is incorporated by reference herein.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules

(a) 1.	The consolidated financial statements of the Company are incorporated by reference in ITEM 8 and an index to financial statements appears on page 16 of this report.

2.	Consolidated Financial Statement Schedules Winnebago Industries, Inc. and Subsidiaries

Page
Report of Independent Registered Public Accounting Firm on Supplemental Financial Schedule	17
II. Valuation and Qualifying Accounts	18

All schedules, other than Schedule II, are omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto.

3.	Exhibits

See Exhibit Index on pages 19 through 21.

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

WINNEBAGO INDUSTRIES, INC.
By:	/s/ Bruce D. Hertzke

Bruce D. Hertzke Chairman of the Board, Chief Executive Officer and Director
(Principal Executive Officer)

Date:   November 10, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on, November 10, 2005, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Capacity
/s/ Bruce D. Hertzke

Bruce D. Hertzke	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)
/s/ Edwin F. Barker

Edwin F. Barker	President and Chief Financial Officer (Principal Financial Officer)
/s/ Brian J. Hrubes

Brian J. Hrubes	Controller (Principal Accounting Officer)
/s/ Irvin E. Aal

Irvin E. Aal	Director
/s/ Jerry N. Currie

Jerry N. Currie	Director
/s/ Joseph W. England

Joseph W. England	Director
/s/ Lawrence A. Erickson

Lawrence A. Erickson	Director
/s/ John V. Hanson

John V. Hanson	Director
/s/ John E. Herlitz

John E. Herlitz	Director
/s/ Gerald C. Kitch

Gerald C. Kitch	Director

Index to Consolidated Financial Statements

Winnebago Industries, Inc. and Subsidiaries	*Page
Report of Independent Registered Public Accounting Firm	36 & 37
Consolidated Balance Sheets	18 & 19
Consolidated Statements of Income	17
Consolidated Statements of Cash Flows	20
Consolidated Statements of Changes in Stockholders’ Equity	21
Notes to Consolidated Financial Statements	22 – 34

*	Refers to respective pages in the Company’s 2005 Annual Report to Shareholders, a copy of which is attached hereto, which pages are incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Winnebago Industries, Inc.
Forest City, Iowa

We have audited the Consolidated Financial Statements of Winnebago Industries, Inc. and subsidiaries (the Company) as of August 27, 2005 and August 28, 2004 and for each of the three years in the period ended August 27, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of August 27, 2005, and have issued our reports thereon dated November 10, 2005; such Consolidated Financial Statements and reports are included in your Fiscal 2005 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the Consolidated Financial Statement schedule of the Company, as listed in Item 15(a)2. This Consolidated Financial Statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such Consolidated Financial Statement schedule, when considered in relation to the basic Consolidated Financial Statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/   Deloitte & Touche LLP
Deloitte & Touche LLP
Minneapolis, Minnesota
November 10, 2005

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	(Dollars in thousands)
Column A	Column B	Column C		Column D	Column E	Column F
		Additions (Reductions)
Period and Description	Balance at Beginning of Period	Charged to Cost and Expenses	Bad Debts Recoveries	Deductions Charge-Offs	Other	Balance at End of Period
Year Ended August 27, 2005:
Provision for warranty reserve	$13,356	$13,469	$—	$14,642	$—	$12,183
Reserve for recall campaign	928	212	—	516	—	624
Allowance for doubtful
accounts receivable	161	118	—	9	—	270
Allowance for doubtful
notes receivable	25	—	—	—	—	25

Year Ended August 28, 2004:
Provision for warranty reserve	9,755	16,200	—	12,599	—	13,356
Reserve for recall campaign	131	1,601	—	804	—	928
Allowance for doubtful
accounts receivable	134	72	—	45	—	161
Allowance for doubtful
notes receivable	25	—	—	—	—	25

Year Ended August 30, 2003:
Provision for warranty reserve	8,151	13,085	—	11,481	—	9,755
Allowance for doubtful
accounts receivable	120	54	—	40	—	134
Reserve for recall campaign	61	100	—	30	—	131
Allowance for doubtful
dealer receivables	96	(96)	—	—	—	—
Allowance for doubtful
notes receivable	25	—	—	—	—	25

Exhibit Index

3a.	Articles of Incorporation previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 27, 2000 (Commission File Number 1-6403), and incorporated by reference herein.

3b.	Amended By-Laws of the Registrant previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 28, 2004 (Commission File Number 1-6403), and incorporated by reference herein.

4a.	Continuing Guaranty, Commercial Security Agreement, Deposit Account Control Agreement and Collateral Receipts all fiscal dated October 1, 2003 previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 2003 (Commission File Number 1-6403), and incorporated by reference herein.

4b.	Limited Guaranty dated February 27, 2004 whereas Winnebago Industries, Inc. will act as the Guarantor to a certain lease agreement previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2004 (Commission File Number 1-6403), and incorporated by reference herein.

10a.	Winnebago Industries, Inc. Stock Option Plan for Outside Directors previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 29, 1992 (Commission File Number 1-6403), and incorporated by reference herein.*

10b.	Amendment to Winnebago Industries, Inc. Deferred Compensation Plan previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 26, 1995 (Commission File Number 1-6403), and incorporated by reference herein.*

10c.	Amendment to Winnebago Industries, Inc. Profit Sharing and Deferred Savings and Investment Plan previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 26, 1995 (Commission File Number 1-6403), and incorporated by reference herein.*

10d.	Winnebago Industries, Inc. 2004 Incentive Compensation Plan previously filed as Appendix B with the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 13, 2004 (Commission File Number 1-6403), and incorporated by reference herein.*

10e.	Winnebago Industries, Inc. Directors’ Deferred Compensation Plan previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 1997 (Commission File Number 1-6403), and incorporated by reference herein and the Amendment dated October 15, 2003 previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 29, 2003 (Commission File Number 1-6403), and incorporated by reference herein.*

10f.	Winnebago Industries, Inc. 1997 Stock Option Plan previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 1997 (Commission File Number 1-6403), and incorporated by reference herein.*

10g.	Amendment to Winnebago Industries, Inc. Executive Share Option Plan previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 29, 1999 (Commission File Number 1-6403), and incorporated by reference herein and the Amendment dated January 1, 2001 previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 24, 2001 (Commission File Number 1-6403), and incorporated by reference herein.*

10h.	Winnebago Industries, Inc. Rights Plan Agreement previously filed with the Registrant’s Current Report on Form 8-K dated May 3, 2000 (Commission File Number 1-6403), and incorporated by reference herein and the Amendment dated January 13, 2003 previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 1, 2003 (Commission File Number 1-6403), and incorporated by reference herein.

10i.	Executive Change of Control Agreement dated January 17, 2001 between Winnebago Industries, Inc. and Bruce D. Hertzke previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 24, 2001 (Commission File Number 1-6403), and incorporated by reference herein.*

10j.	Executive Change of Control Agreement dated January 17, 2001 between Winnebago Industries, Inc. and Edwin F. Barker previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 24, 2001 (Commission File Number 1-6403), and incorporated by reference herein.*

Exhibit Index
Page Two

10k.	Executive Change of Control Agreement dated January 17, 2001 between Winnebago Industries, Inc. and Raymond M. Beebe previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 24, 2001 (Commission File Number 1-6403), and incorporated by reference herein.*

10l.	Executive Change of Control Agreement dated January 17, 2001 between Winnebago Industries, Inc. and Robert L. Gossett previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 24, 2001 (Commission File Number 1-6403), and incorporated by reference herein.*

10m.	Executive Change of Control Agreement dated January 17, 2001 between Winnebago Industries, Inc. and Robert J. Olson previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 24, 2001 (Commission File Number 1-6403), and incorporated by reference herein.*

10n.	Executive Change of Control Agreement dated July 12, 2001 between Winnebago Industries, Inc. and William J. O’Leary previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 25, 2001 (Commission Report Number 1-6403), and incorporated by reference herein.*

10o.	Winnebago Industries, Inc. Officers’ Incentive Compensation Plan for Fiscal 2006 previously filed with the Registrant’s Current Report on Form 8-K dated August 30, 2005 (Commission File Number 1-6403), and incorporated by reference herein.*

10p.	Agreement dated March 13, 2002 between Winnebago Industries, Inc. and Bruce D. Hertzke filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 2, 2002 (Commission File Number 1-6403), and incorporated by reference herein.*

10q.	Executive Change of Control Agreement dated March 13, 2003 between Winnebago Industries, Inc. and Roger W. Martin previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 1, 2003 (Commission Report Number 1-6043), and incorporated by reference herein.*

10r.	Two Subordination Agreements both dated April 24, 2003 between Winnebago Acceptance Corporation and GE Commercial Distribution Finance Corporation previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2003 (Commission File Number 1-6403), and incorporated by reference herein.

10s.	Winnebago Industries, Inc. Officers’ Long-Term Incentive Plan, fiscal three-year period 2004, 2005 and 2006 previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 2003 (Commission File Number 1-6403), and incorporated by reference herein.*

10t.	Winnebago Industries, Inc. Officers’ Long Term Incentive Plan, fiscal three-year period 2005, 2006 and 2007 previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 28, 2004 (Commission File Number 1-6403), and incorporated by reference herein.*

10u.	Winnebago Industries, Inc. Officers’ Long-Term Incentive Plan, fiscal three-year period 2006, 2007 and 2008 previously filed with the Registrant’s Current Report on Form 8-K dated August 30, 2005 (Commission File Number 1-6403), and incorporated by reference herein.*

10v.	Form of Winnebago Industries, Inc. Incentive Stock Option Agreement for grants of Incentive Stock Options under the 2004 Incentive Compensation Plan previously filed with the Registrant’s Current Report on Form 8-K dated October 13, 2004 (Commission File Number 1-6403), and incorporated by reference herein.*

10w.	Form of Winnebago Industries, Inc. Non-Qualified Stock Option Agreement for grants on Non-Qualified Stock Options under the 2004 Incentive Compensation Plan previously filed with the Registrant’s Current Report on Form 8-K dated October 13, 2004 (Commission File Number 1-6403), and incorporated by reference herein.*

13.	Winnebago Industries, Inc. Annual Report to Shareholders for the year ended August 27, 2005.

14.1	Winnebago Industries, Inc. Code of Ethics for CEO and Senior Financial Officers previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 2003 (Commission File Number 1-6403), and incorporated by reference herein.

Exhibit Index
Page Three

21.	List of Subsidiaries.

23.	Consent of Independent Auditors.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 10, 2005.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 10, 2005.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 10, 2005.

32.2	Certification by the Chief Financial Officer pursuant to Section 1300, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 10, 2005.

*Management contract or compensation plan or arrangement.