Form 10-Q
period 2005-11-26
WINNEBAGO INDUSTRIES INC
filed 2006-01-04
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
 ☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended November 26, 2005

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Winnebago Industries, Inc.
(Exact Name of Registrant as Specified in its Charter)

Iowa	001-06403	42-0802678
(State or Other Jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification No.)

P.O. Box 152, Forest City, Iowa		50436
(Address of Principal Executive Offices)		(Zip Code)

Registrant’s telephone number, including area code    641-585-3535

___________________________________________________________________
(Former Name or Former Address, if Changed Since Last Report.)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

        The number of shares of common stock, par value $0.50 per share, outstanding on January 3, 2006 was 32,827,280.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	November 26, 2005	August 27, 2005
CURRENT ASSETS:
Cash and cash equivalents	$25,766	$19,484
Short-term investments	110,000	93,100
Receivables, less allowance for doubtful
accounts ($154 and $270, respectively)	24,400	40,910
Inventories	114,026	120,655
Prepaid expenses and other assets	5,517	4,333
Deferred income taxes	9,796	9,610

Total current assets	289,505	288,092

PROPERTY AND EQUIPMENT, at cost:
Land	1,000	1,000
Buildings	60,356	60,282
Machinery and equipment	101,078	100,601
Transportation equipment	9,532	9,487

	171,966	171,370
Less accumulated depreciation	109,795	107,517

Total property and equipment, net	62,171	63,853

Deferred income taxes	24,535	24,997

Investment in life insurance	20,548	22,066

Other assets	15,564	13,952

TOTAL ASSETS	$412,323	$412,960

See Unaudited Notes to Condensed Consolidated Financial Statements.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY	November 26, 2005	August 27, 2005
CURRENT LIABILITIES:
Accounts payable, trade	$25,949	$37,229
Income taxes payable	11,858	4,458
Accrued expenses:
Accrued compensation	12,680	16,380
Product warranties	11,451	12,183
Self-insurance	6,535	6,728
Promotional	5,620	5,495
Dividend payable	2,954	2,963
Other	4,492	5,187

Total current liabilities	81,539	90,623

Postretirement health care and deferred
compensation benefits, net of current portion	86,413	86,450

Contingent liabilities and commitments

STOCKHOLDERS’ EQUITY:
Capital stock, common, par value $0.50; authorized
60,000 shares, issued 51,776 shares	25,888	25,888
Additional paid-in capital	18,649	16,811
Reinvested earnings	459,128	447,518

	503,665	490,217
Less treasury stock, at cost (18,963 and 18,787 shares)	259,294	254,330

Total stockholders' equity	244,371	235,887

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$412,323	$412,960

See Unaudited Notes to Condensed Consolidated Financial Statements.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Thirteen Weeks Ended
	November 26, 2005	November 27, 2004
Net revenues	$232,255	$266,133
Cost of goods sold	201,091	226,069

Gross profit	31,164	40,064

Operating expenses:
Selling	4,673	4,554
General and administrative	5,049	5,557

Total operating expenses	9,722	10,111

Operating income	21,442	29,953
Financial income	922	494

Income before income taxes	22,364	30,447
Provision for taxes	7,794	10,903

Net income	$14,570	$19,544

Income per common share:
Basic	$0.44	$0.58
Diluted	$0.44	$0.57

Weighted average shares of common stock outstanding:
Basic	32,934	33,606
Diluted	33,221	34,178

Dividend paid per common share	$0.09	$0.07

See Unaudited Condensed Notes to Condensed Consolidated Financial Statements.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Thirteen Weeks Ended
	November 26, 2005	November 27, 2004
Operating activities:
Net income	$14,570	$19,544
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	2,662	2,444
Stock-based compensation	1,851	24
Deferred income taxes	276	593
Excess tax benefit from stock-based compensation	(7)	—
Other	297	314
Change in operating assets and liabilities:
Receivables and other assets	15,368	19,805
Inventories	6,629	(6,615)
Accounts payable and accrued expenses	(16,125)	(18,517)
Income taxes payable	7,432	10,559
Postretirement benefits	(564)	(183)

Net cash provided by operating activities	32,389	27,968

Investing activities:
Purchases of short-term investments	(49,500)	(83,780)
Proceeds from the sale or maturity of short-term investments	32,600	54,800
Purchases of property and equipment	(1,398)	(1,498)
Other	162	16

Net cash used in investing activities	(18,136)	(30,462)

Financing activities:
Payments for purchase of common stock	(5,184)	—
Payment of cash dividends	(2,969)	(2,351)
Proceeds from issuance of treasury stock	175	1,662
Excess tax benefit from stock-based compensation	7	—

Net cash used in financing activities	(7,971)	(689)

Net increase (decrease) in cash and cash equivalents	6,282	(3,183)

Cash and cash equivalents – beginning of period	19,484	24,445

Cash and cash equivalents – end of period	$25,766	$21,262

Supplemental cash flow disclosure:
Interest paid	$—	$—

Income taxes paid	$—	$—

See Unaudited Notes to Condensed Consolidated Financial Statements.
Certain prior year information has been reclassified to conform to the current year presentation.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 1:   Basis of Presentation

The “Company,” “we,” “our,” and “us” are used interchangeably to refer to Winnebago Industries, Inc. or Winnebago Industries, Inc. and its subsidiaries, as appropriate to the context.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of November 26, 2005, and the consolidated results of operations and consolidated cash flows for the thirteen weeks ended November 26, 2005 and November 27, 2004. The consolidated statement of income for the thirteen weeks ended November 26, 2005, is not necessarily indicative of the results to be expected for the full year. The balance sheet data as of August 27, 2005 was derived from audited financial statements, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in our Annual Report to Shareholders for the year ended August 27, 2005. Certain prior period information has been reclassified to conform to the current year presentation.

NOTE 2:   Stock-Based Compensation

We have a 2004 Incentive Compensation Plan (the “Plan”) in place which allows us to grant stock options and other equity compensation to employees. To date, we have only granted options under the Plan. The Plan also allows us to provide equity compensation to its nonemployee directors. The grant price of an option under the Plan may not be less than the fair market value of the common stock subject to such option. The term of any options granted under the Plan may not exceed 10 years from the date of the grant. Options issued to employees generally vest over a three-year period in equal annual installments with immediate vesting upon retirement, if earlier. Options issued to directors vest six months after grant.

Prior to August 28, 2005, we applied Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for options. No stock-based compensation expense was recognized in our consolidated statements of income prior to Fiscal 2006 for stock options, as the exercise price was equal to the market price of our stock on the date of grant.

Effective August 28, 2005, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (123R), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS No. 123R; accordingly, results from prior periods have not been restated. Under this transition method, stock-based compensation expense for the three months ended November 26, 2005 includes:

(a)	compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of August 27, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and

(b)	compensation expense for all stock-based compensation awards granted subsequent to August 27, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

Historically for SFAS No. 123 pro forma disclosure on stock-based compensation, we have recognized compensation expense for stock option awards issued to employees on a straight-line basis over the vesting period of three years. This policy differs from the policy required to be applied to awards granted after the adoption of SFAS No. 123R, which requires that compensation expense be recognized for awards over the requisite service period of the award or to an employee’s eligible retirement date, if earlier. We will continue to recognize compensation expense over the three-year vesting periods for awards granted prior to adoption of SFAS No. 123R, but for all awards granted after August 27, 2005, compensation expense will be recognized over the requisite service period of the award or over a period ending with an employee’s eligible retirement date, if earlier. Total stock option expense included in our statements of income for the thirteen weeks ended November 26, 2005 and November 27, 2004, was $1.8 million ($1.5 million, net of tax or 5 cents per diluted share) and $-0-, respectively. Of the $1.8 million option expense included in our statements of income for the thirteen weeks ended November 26, 2005, $676,000 relates to awards granted prior to Fiscal 2006 which continued to be expensed over the three-year vesting period.

Prior to the adoption of SFAS No. 123R, we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. In accordance with SFAS No. 123R, for the thirteen weeks ended November 26, 2005, the presentation of our statement of cash flows has changed from prior periods to report the excess tax benefits from the exercise of stock options as financing cash flows. For the thirteen weeks ended November 26, 2005, $7,000 of excess tax benefits were reported as financing cash flows rather than operating cash flows.

The table below illustrates the effect on net earnings and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the thirteen weeks ended November 27, 2004.

November 27, 2004
Net earnings, as reported	$19,544
Deduct: Stock-based compensation expense determined under fair
value method for all awards, net of tax(1)	(568)

Net earnings, pro forma	$18,976

Earnings per share:
Basic – as reported	$0.58
Basic – pro forma	$0.56

Diluted – as reported	$0.57
Diluted – pro forma	$0.56

(1)	For purposes of this pro forma disclosure, the value of the stock-based compensation is amortized to expense on a straight-line basis over the period it is vested. Forfeitures are estimated based on historical experience.

        The following table summarizes the stock option activity for the thirteen weeks ended November 26, 2005:

(In thousands, except per share data)	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on August 27, 2005	1,374	$22.24
Granted	312	27.15
Exercised	(14)	12.30
Forfeited/Canceled	—	—

Outstanding on November 26, 2005	1,672	$23.24	7.46	$15,694

Exercisable on November 26, 2005	1,024	$19.96	6.44	$13,052

The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) exercised during the thirteen weeks ended November 26, 2005 and November 27, 2004 was $260,000 and $1,455,000, respectively.

As of November 26, 2005, there was $4.7 million of unrecognized compensation expense related to nonvested option awards that is expected to be recognized over a weighted average period of 1.6 years.

The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option-pricing model. The weighted-average grant date fair value of stock options granted during the thirteen weeks ended November 26, 2005 and November 27, 2004, was $8.29 and $10.72, respectively.

	Thirteen Weeks Ended
Black-Scholes Option Valuation Assumptions(1)	November 26, 2005	November 27, 2004
Risk-free interest rate(2)	4.30% – 4.53%	3.25%
Expected dividend yield	1.11% – 1.3%	0.7%
Expected stock price volatility(3)	35.62% – 35.77%	46.56%
Expected life of stock options (in years)(4)	4	3

(1)	Forfeitures are estimated and based on historical experience.
(2)	Based on the average of the three- and five-year Treasury securities constant maturity interest rate whose term is consistent with the expected life of our stock options.
(3)	Expected stock price volatility is based on historical experience.
(4)	We estimate the expected life of stock options based upon historical experience.

Net cash proceeds from the exercise of stock options were $175,000 and $1.7 million for the thirteen weeks ended November 26, 2005 and November 27, 2004, respectively. The actual income tax benefit realized from stock option exercises total $7,000 and $450,000, respectively, for those same periods.

NOTE 3:   New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, Inventory Costs (“SFAS 151”), which amends Accounting Research Bulletin (ARB) No. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) as current-period charges and not included in overhead. SFAS 151 also requires the allocation of fixed production overhead to the costs of conversion based on the normal capacity of the production facilities. We adopted SFAS 151 at the beginning of Fiscal 2006 and it did not have an impact on our financial position or results of operations.

In December 2004, the FASB issued FASB No. 153, Exchange of Nonmonetary Assets (“SFAS 153”). SFAS 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We adopted SFAS 153 at the beginning of Fiscal 2006 and it did not have an impact on our financial position or results of operations.

In December 2004, the FASB staff issued FASB Staff Position (FSP) FASB 109-1 that provides guidance on the application of FASB Statement No. 109, Accounting for Income Taxes, to the provision within the American Jobs Creations Act of 2004 that provides a tax deduction on qualified production activities. This FSP was effective upon issuance. The adoption of this FSP did not have a material impact on our financial position or results of operations for Fiscal 2005. This FSP is expected to affect our financial position and results of operations by reducing our effective tax rate by approximately one percentage point for Fiscal 2006.

NOTE 4:   Short-Term Investments – Available-For-Sale-Securities

Our short-term investments consist of auction rate preferred securities, variable rate auction preferred stock and other investment-grade marketable debt securities. These investments, a portion of which have original maturities beyond one year, may be classified as short-term based on their highly liquid nature and because these securities represent the investment of cash that is available for current operations. These securities have certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to sell them through a Dutch auction process that occurs at pre-determined intervals of less than one year. Our short-term investments are classified as available-for-sale securities and the carrying value of these securities approximates fair market value due to their liquidity profile. As of November 26, 2005 and August 27, 2005, there were no unrealized gains or losses associated with these investments. We had approximately $110.0 million and $93.1 million in short-term investments as of November 26, 2005 and August 27, 2005, respectively.

NOTE 5:   Inventories

Inventories are valued at the lower of cost or market, with cost being determined under the last-in, first-out (LIFO) method and market defined as net realizable value.

        Inventories consist of the following (in thousands):

	November 26, 2005	August 27, 2005
Finished goods	$57,066	$67,998
Work-in-process	36,820	45,657
Raw materials	52,477	38,461

	146,363	152,116
LIFO reserve	(32,337)	(31,461)

	$114,026	$120,655

NOTE 6:   Warranties

Estimated warranty costs are provided at the time of sale of the warranted products. Estimates of future warranty costs are based on prior experience and known current events. The changes in the provision for warranty reserve for the thirteen weeks ended are as follows (in thousands):

	Thirteen Weeks Ended
	November 26, 2005	November 27, 2004
Balance at beginning of fiscal year	$12,183	$13,356
Provision	2,797	3,424
Claims paid	(3,529)	(3,727)

Balance at end of period	$11,451	$13,053

NOTE 7:   Postretirement Health Care Benefits

We provide certain health care and other benefits for retired employees, hired before April 1, 2001, who have fulfilled eligibility requirements at age 55 with 15 years of continuous service. Retirees are required to pay a monthly premium for medical coverage based on years of service at retirement and their age. Effective September 2004, we amended our postretirement health care benefit plan to establish a maximum monthly amount we will pay per retiree. The plan amendment will significantly reduce the cost of the plan and resulted in a $40.4 million reduction in the accumulated postretirement benefit obligation as of September 2004 which was deferred and is being amortized over the approximate remaining service period of active participants. Net postretirement benefit income consisted of the following components (in thousands):

	Thirteen Weeks Ended
	November 26, 2005	November 27, 2004
Interest cost	$457	$452
Service cost	233	228
Net amortization and deferral	(737)	(744)

Net periodic benefit income	$(47)	$(64)

For accounting purposes, we recognized income from the plan in Fiscal 2005 and will recognize income from the Plan in Fiscal 2006 due to the amortization of the cost savings from the September 2004 amendment. However, we are still obligated to pay the cost of previously accrued and earned retiree benefits and paid approximately $218,000 and $224,000 of such benefits for the thirteen weeks ended November 26, 2005 and November 27, 2004, respectively.

NOTE 8:   Contingent Liabilities and Commitments

Repurchase Commitments.

Our contingent liability on outstanding repurchase agreements was approximately $352.9 million and $345.2 million at November 26, 2005 and August 27, 2005, respectively. Our actual losses under these repurchase agreements were approximately $-0- and $33,000 during the thirteen weeks ended November 26, 2005 and November 27, 2004, respectively, and charged against the reserve we carry on our balance sheet. The reserve for repurchases at November 26, 2005 and August 27, 2004 was approximately $198,000 and $225,000, respectively. (See further discussion of our repurchase commitments within the “Critical Accounting Policies” on page 13.)

Guarantees.

During the second quarter of Fiscal 2002, we entered into a five-year services agreement (the “Agreement”) with one of our suppliers (the “Supplier”) and Forest City Economic Development, Inc., an Iowa nonprofit corporation (the “FCED”), requiring the Supplier to provide RV paint services to us. As of November 26, 2005, the Supplier is current with its lease payment obligations to the FCED with approximately $3,334,000 (principal and interest) remaining to be paid through August 2012. Also, under the terms of the Agreement in the event of a default by the Supplier, we would be obligated to purchase from the Supplier approximately $576,000 of equipment installed in the paint facility at net book value and are obligated to assume payment obligations for approximately $45,000 in capital equipment leases ($13,000 remaining to be paid at November 27, 2005).

Also in the second quarter of Fiscal 2002, we guaranteed $700,000 of the FCED $2,200,000 bank debt for the construction of the paint facility leased by the Supplier. We also pledged a $500,000 certificate of deposit to the bank to collateralize a portion of our $700,000 guarantee.

During the second quarter of Fiscal 2004, we entered into a five-year limited guaranty agreement (“Guarantee Agreement”) with a leasing corporation (“Landlord”) and the Supplier. The Landlord constructed a paint facility for the Supplier through debt financing on land adjoining one of our manufacturing plants. The Landlord and the Supplier have signed a ten-year lease agreement which commenced on August 1, 2004. The Guarantee Agreement states that we will guarantee the first 60 monthly lease payments (totaling approximately $1,559,000 of which $1,065,000 was remaining as of November 26, 2005).

In the event of a payment default before August 2009 and the Supplier’s failure to correct the default, the Landlord shall give us (Guarantor) written notice of its intent to terminate said lease. At the time of this notification, we will have various options that we must exercise in a timely manner. One is to exercise an option to purchase the real estate with improvements from the landlord. The price the Company would pay would be the outstanding loan owed by the landlord to construct the paint facility which was approximately $1,908,000 as of November 26, 2005. As of November 26, 2005, the Supplier is current with its lease payment obligations to the Landlord. The estimated fair value of the guarantee as of November 26, 2005 was approximately $229,000.

Litigation.

Certain legal proceedings in which we are involved are described in our Annual Report on Form 10-K for the year ended August 27, 2005.

We are also involved in various other legal proceedings which are ordinary routine litigation incident to our business, some of which are covered in whole or in part by insurance. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to this litigation, management is of the opinion that, while the final resolution of any such litigation may have an impact on our consolidated results for a particular reporting period, the ultimate disposition of such litigation will not have any material adverse effect on our financial position, results of operations or liquidity.

NOTE 9:   Dividend Declared

On October 12, 2005, the Board of Directors declared a quarterly cash dividend of $0.09 per common share, payable January 9, 2006 to shareholders of record on December 9, 2005, which has been recorded as an accrued liability in the accompanying November 26, 2005 balance sheet.

NOTE 10:   Repurchase of Outstanding Stock

On June 15, 2005, the Board of Directors authorized the repurchase of outstanding shares of our common stock, at the discretion of management, for an aggregate consideration of up to $30 million. In the first quarter of Fiscal 2006, 192,000 shares were repurchased for an aggregate consideration of approximately $5.2 million. (See Part II, Item 2 on page 19.)

NOTE 11:   Income Per Common Share

The following table reflects the calculation of basic and diluted income per share for the thirteen weeks ended November 26, 2005 and November 27, 2004.

	Thirteen Weeks Ended
(In thousands, except per share data)	November 26, 2005	November 27, 2004
Income per share – basic
Net income	$14,570	$19,544

Weighted average shares outstanding	32,934	33,606

Income per share – basic	$0.44	$0.58

Income per share – assuming dilution
Net income	$14,570	$19,544

Weighted average shares outstanding	32,934	33,606
Dilutive impact of options outstanding	287	572

Weighted average shares and potential
dilutive shares outstanding	33,221	34,178

Income per share – assuming dilution	$0.44	$0.57

For the thirteen weeks ended November 26, 2005, there were options outstanding to purchase 908,544 shares of common stock at an average exercise price of $29.47 which were not included in the computation of diluted income per share because they are considered anti-dilutive under the treasury stock method per SFAS No. 128, Earnings Per Share (as amended).

There were options outstanding to purchase 44,000 shares of common stock at a price of $34.855 per share, which were not included in the computation of diluted income per share during the thirteen weeks ended November 27, 2004 because the options’ exercise price was greater than the average market price of the common stock.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING INFORMATION

This Quarterly Report on Form 10-Q, contains statements which may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties, including, but not limited to, reactions to actual or threatened terrorist attacks, availability and price of fuel, a significant increase in interest rates, a decline in consumer confidence, a slowdown in the economy, availability of chassis and other key component parts, sales order cancellations, slower than anticipated sales of new or existing products, new product introductions by competitors and other factors which may be disclosed throughout this report.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise, except as required by law or the rules of the New York Stock Exchange.

It is suggested that this management’s discussion be read in conjunction with the Management’s Discussion and Analysis included in our Annual Report to Shareholders for the year ended August 27, 2005.

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

Our products are subjected to what we believe is the most rigorous testing in the RV Industry. We market our recreation vehicles on a wholesale basis to independent dealers in approximately 295 dealer locations in the U.S. and Canada as of November 26, 2005.

Motorized products represented 60 percent of the RV industry revenues in Calendar 2004. For this reason and because we believe there are further growth opportunities in this segment, we continue to focus on the motorized segment of the RV industry. Funds for RV purchases, especially the motorized segment, usually come from a buyer’s discretionary income. The RV market, long known as a cyclical market, follows consumer confidence levels; therefore, as confidence levels decline so may the number of units sold. The RV industry as a whole is currently experiencing decreased sales of units in the motorized segment. We remain the market share leader and will monitor our inventories on hand to ensure that production is in line with market demand.

We manufacture and sell a variety of motor homes throughout the U.S. and Canada, as well as retail parts and accessories. RV classifications are based upon standards established by the Recreation Vehicle Industry Association. The only types of RVs that we produce are Class A and Class C motor homes. We are the leader in the motorized RV segment of the industry in the combined retail sales of Class A and Class C motor homes, with a retail market share of 17.8 percent for the calendar year 2005 through October. While market share is important, our primary goal is to be the most profitable public company in the RV industry.

CRITICAL ACCOUNTING POLICIES

In preparing our consolidated financial statements, we follow accounting principles generally accepted in the United States of America, which in many cases require us to make assumptions, estimates and judgments that affect the amounts reported. Actual results could differ from estimates in amounts that may be material to our financial statements. Some of our accounting policies are critical because they are important in determining the financial condition and results of operations. These policies are described below and involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related income statement, asset and/or liability amounts.

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

Revenues for our original equipment manufacturing (OEM) components and recreation vehicle related parts are recorded as the products are shipped from our location. The title of ownership transfers on these products as they leave our location due to the freight terms of F.O.B. — Forest City, Iowa.

Postretirement Benefits Obligations and Costs.   We provide certain health care and other benefits for retired employees, hired before April 1, 2001, who have fulfilled eligibility requirements at age 55 with at least 15 years of continuous service. Postretirement benefit liabilities are determined by actuaries using assumptions about the discount rate and health care cost-trend rates. A significant increase or decrease in interest rates could have a significant impact on the calculation of the postretirement benefit liability and, therefore, on our operating results. For further discussion of our postretirement benefit plan and related assumptions. (See Note 6 to our 2005 Annual Report to Shareholders and Note 7 of the Unaudited Notes to Condensed Financial Statements for the period ended November 26, 2005.)

Warranty.   We offer with the purchase of any new Winnebago or Itasca motor home, a comprehensive 12-month/15,000-mile warranty and a 3-year/36,000-mile warranty on sidewalls and floors. Estimated costs related to product warranty are accrued at the time of sale and included in cost of sales in the Company’s Statements of Income and as a separate line item, product warranties, in the Company’s Balance Sheets. Estimates of future warranty costs are based upon past warranty claims and unit sales history and adjusted as required to reflect actual costs incurred, as information becomes available. A significant increase in dealership labor rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize. (See Note 6 of the Unaudited Notes to Condensed Consolidated Financial Statements for the period ended November 26, 2005.)

In addition to the costs associated with the contractual warranty coverage provided on our motor homes, we also incur costs as a result of additional service actions not covered by our warranties, including product recalls and customer satisfaction actions. We estimate the cost of these service actions using past claim rate experiences and the estimated cost of the repairs. Estimated costs are accrued at the time the service action is implemented and included in cost of sales in the Company’s Statements of Income and as other accrued expenses in the Company’s Balance Sheets.

Repurchase Commitments.   Generally, companies in the RV industry enter into repurchase agreements with lending institutions which have provided wholesale floorplan financing to dealers. Our repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed motor homes. The agreements also provide that our liability will not exceed 100 percent of the dealer invoice and provide for periodic liability reductions based on the time since the date of the original invoice. These repurchase obligations generally expire upon the earlier to occur of (i) the dealer’s sale of the financed unit or (ii) one year from the date of the original invoice. Our obligations under these repurchase agreements are reduced by the proceeds received upon the resale of any repurchased unit. The gross repurchase obligation will vary depending on the season and the level of dealer inventories. Past losses under these agreements have not been significant and lender repurchase obligations have been funded out of working capital. (See Note 8 of the Unaudited Notes to Condensed Consolidated Financial Statements for the period ended November 26, 2005.)

Stock-Based Compensation.   We grant stock options to our employees and non-employee directors as part of their compensation. The amount of stock option compensation expense incurred and to be incurred in future periods is dependent upon a number of factors, such as the number of options granted, the timing of incentive stock option exercises and actual forfeiture rates. We estimate the fair value of all stock option awards as of the date of grant by applying the Black-Scholes option-pricing model. The application of this valuation model involves assumptions, some of which are judgmental and highly sensitive, in the determination of stock option compensation expense. These assumptions include our expected stock price volatility and the expected life of our stock options, which are based primarily on our historical experience. The fair value of each option is amortized into compensation expense on a straight-line basis over the requisite service period or to an employee’s eligible retirement date, if earlier. This is because our options typically vest over three years or upon retirement, thus, options are expensed immediately upon grant for retirement eligible employees which results in relatively higher expense in the period of grant (typically our first fiscal quarter) and relatively less expense in the remaining quarters in a fiscal year. (See Note 2 of the Unaudited Notes to Condensed Consolidated Financial Statements for the period ended November 26, 2005.)

Other.   We have reserves for other loss exposures, such as litigation, taxes, product liability, worker’s compensation, employee medical claims, inventory and accounts receivable. We also have loss exposure on loan guarantees. Establishing loss reserves for these matters requires the use of estimates and judgment in regards to risk exposure and ultimate liability. We estimate losses under the programs using consistent and appropriate methods; however, changes in assumptions could materially affect our recorded liabilities for loss.

SELECTED CONSOLIDATED STATEMENTS OF INCOME DATA

Current Quarter Compared to the Same Quarter Last Year

The following is an analysis of changes in key items included in the consolidated statements of income for the thirteen-week period ended November 26, 2005 compared to the thirteen-week period ended November 27, 2004.

	Thirteen Weeks Ended
(In thousands, except percent and per share data)	Nov. 26, 2005	% of Net Revenues	Nov. 27, 2004	% of Net Revenues	(Decrease) Increase	% Change
Net revenues	$232,255	100.0%	$266,133	100.0%	$(33,878)	(12.7)%
Cost of goods sold	201,091	86.6	226,069	85.0	(24,978)	(11.0)

Gross profit	31,164	13.4	40,064	15.0	(8,900)	(22.2)
Selling	4,673	2.0	4,554	1.7	119	2.6
General and administrative	5,049	2.2	5,557	2.1	(508)	(9.1)

Operating income	21,442	9.2	29,953	11.2	(8,511)	(28.4)
Financial income	922	0.4	494	0.2	428	86.6
Provision for taxes	7,794	3.3	10,903	4.1	(3,109)	(28.5)

Net income	$14,570	6.3%	$19,544	7.3%	$(4,974)	(25.5)%

Diluted income per share	$0.44		$0.57		$(0.13)	(22.8)%
Fully diluted average
shares outstanding	33,221		34,178		(957)	(2.8)%

	Thirteen Weeks Ended
Motor Home Deliveries:	November 26, 2005	November 27, 2004	(Decrease) Increase	% Change
Class A motor homes (gas)	901	1,326	(425)	(32.1)%
Class A motor homes (diesel)	422	596	(174)	(29.2)%
Class C motor homes	1,171	903	268	29.7%

Total deliveries	2,494	2,825	(331)	(11.7)%

Net revenues for the thirteen weeks ended November 26, 2005 decreased $33.9 million, or 12.7 percent, from the quarter ended November 27, 2004 and unit deliveries decreased 331 units, or 11.7 percent. The reductions in revenues and unit deliveries were the result of lower consumer confidence, which we believe is due primarily to the increases in fuel prices and a shift in product mix weighted more heavily toward lower-priced products.

Gross profit as a percentage of net revenues was lower during the thirteen weeks ended November 26, 2005 (13.4 percent) when compared to the first quarter ended November 27, 2004 (15.0 percent). When comparing the two quarters, lower production volume and a change in our mix to the production and delivery of more Class C motor homes reduced gross profit during the period ended November 26, 2005. Also, negatively impacting gross profit was stock option expense recorded as a result of the adoption of SFAS No. 123R.

Selling expenses increased $119,000, or 2.6 percent, during the thirteen weeks ended November 26, 2005. As a percent of net revenues, selling expenses were 2.0 percent during the period ended November 26, 2005 and 1.7 percent during the period ended November 27, 2004. The increases in dollars and percent were due primarily to stock option expense, partially offset by a reduction in advertising expense during the thirteen weeks ended November 26, 2005.

General and administrative expenses decreased $508,000, or 9.1 percent, during the thirteen weeks ended November 26, 2005. The decrease in expense was due primarily to a $958,000 reduction in management incentive compensation expense and a decrease in legal and product liability expense of $403,000. This was partially offset by $916,000 of stock option expense recorded in the first quarter of Fiscal 2006.

Financial income increased $428,000, or 86.6 percent, during the thirteen weeks ended November 26, 2005. The increase in financial income during the first quarter of Fiscal 2006 was due to a higher average interest rate earned on investments and a higher average short-term investment balance.

The overall effective income tax rate decreased to 34.9 percent for the thirteen weeks ended November 26, 2005 from 35.8 percent for the thirteen weeks ended November 27, 2004. The decrease was primarily a result of the domestic production activities credit of the American Jobs Creation Act.

Net income decreased by 25.5 percent and income per diluted share decreased by 22.8 percent when comparing the thirteen weeks ended November 26, 2005 to the thirteen weeks ended November 27, 2004. The smaller percentage decrease in income per diluted share was due to a lower number of shares of common stock outstanding during the thirteen weeks ended November 26, 2005, as a result of shares of common stock repurchased by the Company. (See Note 10 of the Unaudited Notes to Condensed Consolidated Financial Statements for the period ended November 26, 2005.)

ANALYSIS OF FINANCIAL CONDITION, LIQUIDITY AND RESOURCES

We have historically generated substantial cash from operations, which has enabled us to meet our working capital needs and make appropriate investments in manufacturing equipment and facilities, as well as pay increased cash dividends and repurchase stock. Cash and cash equivalents totaled $25.8 million and $19.5 million as of November 26, 2005 and August 27, 2005, respectively. Short-term investments, consisting primarily of highly liquid investments, totaled $110.0 million and $93.1 million as of November 26, 2005 and August 27, 2005, respectively. Working capital at November 26, 2005 and August 27, 2005 was $208.0 million and $197.5 million, respectively, an increase of $10.5 million. We have no long-term debt.

Operating Activities.
Cash provided by operating activities was $32.4 million during the first quarter of Fiscal 2006, or $4.4 million higher compared to the first quarter of Fiscal 2005. The increase in net cash provided by operating activities was primarily attributable to a decrease in work-in-process inventory due to our reduced production schedule and a decrease in our finished goods inventory. The increase in net cash provided by operating activities was partially offset by lower net income.

Investing Activities.
The primarily uses of cash for investing activities were for manufacturing equipment and facilities of $1.4 million for the first quarter of Fiscal 2006 compared to $1.5 million during the first quarter of Fiscal 2005. We purchased $49.5 million of short-term investments and received proceeds of $32.6 million from the sale or maturity of short-term investments during the first quarter of Fiscal 2006. During the first quarter of Fiscal 2005, we purchased $83.8 million of short-term investments and received proceeds of $54.8 million from the sale or maturity of short-term investments.

Financing Activities.
Primary uses of cash in financing activities for the first quarter of Fiscal 2006 were $5.2 million for the repurchases of the Company’s common stock and payments of $3.0 million in dividends. Primary uses of cash in financing activities for the first quarter of Fiscal 2005 were $2.4 million for the payment of dividends. (See Unaudited Condensed Consolidated Statement of Cash Flows.)

Stock Repurchases.
On June 15, 2005, the Board of Directors authorized the repurchase of outstanding shares of the Company’s common stock, depending on market conditions, for an aggregate consideration of up to $30 million. As of November 26, 2005, 192,000 shares have been repurchased for an aggregate consideration of approximately $5.2 million under this authorization.

Estimated demands as of November 26, 2005 on our liquid assets for the remainder of Fiscal 2006 include $9.0 million for payments of cash dividends and $8.0 million for capital expenditures, primarily for manufacturing equipment and facilities.

We currently expect our cash on hand and funds from operations to be sufficient to cover both short-term and long-term operation requirements.

COMPANY OUTLOOK

The RV industry is cyclical and susceptible to slowdowns in the general economy. RV industry sales have been characterized by cycles of growth and contraction in consumer demand, reflecting prevailing economic, demographic and political conditions that affect disposable income for leisure-time activities. Some of the factors that contribute to this cyclicality include fuel availability and costs, interest rate levels, the level of discretionary spending and availability of credit and consumer confidence. The recent decline in consumer confidence has adversely affected the RV market. An extended continuation of the decline in consumer confidence would materially adversely affect our business, results of operations and financial condition. As a result of an industry-wide softness in the motor home market, we will continue to adjust our factory schedule as necessary to correspond to the demand for our products.

Long-term demographics, however, are favorable for us as our target market of consumers age 50 and older is expected to substantially increase over the next 30 years. According to a 2005 study conducted by the University of Michigan, the median age of motor home owners in 2005 is 54 compared to the median age of 59 in 2001, indicating that younger buyers are continuing to increase their ownership of motor homes. The study also reported that more households own motor homes today than at any other time during the past 25 years.

Order backlog for our motor homes was as follows:

	As Of
Units	November 26, 2005	November 27, 2004	(Decrease) Increase	% Change
Class A motor homes (gas)	494	915	(421)	(46.0)%
Class A motor homes (diesel)	495	494	1.2%
Class C motor homes	1,024	671	353	52.6%

Total backlog	2,013	2,080	(67)	(3.2)%

Total approximate revenue dollars (in millions)	$184.5	$191.2	(6.7)	(3.5)%

We include in our backlog all accepted purchase orders from dealers scheduled to be shipped within the next six months. Orders in backlog can be canceled or postponed at the option of the purchaser at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk.

As of November 26, 2005, we had $135.8 million of cash and short-term investments consisting of $25.8 million of cash and cash equivalents and available-for-sale securities of $110.0 million. Taking into account the credit risk criteria of our investments policies, the primary market risk associated with these investments is interest rate risk and a decline in value if market interest rates increase. However, we have the ability to hold our fixed income investments until maturity or for the typical Dutch auction period (an average of 40 days) and based upon historical experience do not believe there are significant risks of a failed Dutch auction. Therefore, we would not expect to recognize a material adverse impact in income or cash flows in the event of a decline in value due to an increase in market interest rates.

Item 4.    Controls and Procedures.

As of the end of the period covered by this report, our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 13a-15 (f). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Our management, including the Chief Executive Officer and the Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions’ over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls over financial reporting during the fiscal quarter covered by this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Winnebago Industries, Inc.
Forest City, Iowa

We have reviewed the accompanying consolidated balance sheet of Winnebago Industries, Inc. and subsidiaries (the “Company”) as of November 26, 2005, and the related consolidated statements of income and condensed consolidated statements of cash flows for the thirteen-week periods ended November 26, 2005 and November 27, 2004. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the condensed consolidated financial statements, the Company changed its method of accounting for share-based payments to conform to Statements of Financial Accounting Standards No. 123R in the quarter ended November 26, 2005.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of August 27, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated November 10, 2005, we expressed an unqualified opinion on those consolidated financial statements.

/s/   Deloitte & Touche LLP

Deloitte & Touche LLP
Minneapolis, Minnesota
January 4, 2006

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings.

Reference is made to Item 3 (Legal Proceedings) in the Company’s Annual Report on Form 10-K for the year ended August 27, 2005 for a description of certain litigation entitled Jody Bartleson, et al vs. Winnebago Industries, Inc., et al.

We are also involved in various other legal proceedings which are ordinary routine litigation to our business, some of which are covered in whole or in part by insurance. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to this litigation, management is of the opinion that, while the final resolution of any such litigation may have an impact on our consolidated results for a particular reporting period, the ultimate disposition of such litigation will not have any material adverse effect on our financial position, results of operations or liquidity.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On June 15, 2005, the Board of Directors authorized the repurchase of outstanding shares of our common stock, at the discretion of management, for an aggregate consideration of up to $30 million. There was no time restriction on this authorization. As of November 26, 2005, 192,000 shares had been repurchased for an aggregate consideration of approximately $5.2 million.

This table provides information with respect to purchases by us of shares of our common stock during each fiscal month of the first quarter of Fiscal 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs

08/28/05 – 10/01/05	—	—	—	$30,000,000
10/02/05 – 10/29/05	117,500	$27.03	117,500	$26,823,714
10/30/05 – 11/26/05	74,500	$26.94	74,500	$24,816,400

Total	192,000	$26.99	192,000	$24,816,400

Item 6.	Exhibits and Reports on Form 8-K.

(a) See Exhibit Index on page 21.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC. (Registrant)

Date	January 4, 2006	/s/ Bruce D. Hertzke

Bruce D. Hertzke
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date	January 4, 2006	/s/ Sarah N. Nielsen

Sarah N. Nielsen
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

10d.	Compensation terms for Bruce D. Hertzke and Edwin F. Barker, effective January 1, 2006, and stock option awards made to various officers, previously filed with the Registrant’s current report on Form 8-K dated October 12, 2005 and filed on October 17, 2005 (Commission File Number 1-6403), and incorporated by reference herein.

10x.	Executive Change of Control Agreement dated November 14, 2005 between Winnebago Industries, Inc. and Sarah N. Nielsen previously filed with the Registrant’s current report on Form 8-K dated November 14, 2005 and filed on November 15, 2005 (Commission File Number 1-6403), and incorporated by reference herein.

15.	Letter regarding Unaudited Interim Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated January 4, 2006.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated January 4, 2006.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated January 4, 2006.

32.2.	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated January 4, 2006.