Form 10-Q
period 2006-02-25
WINNEBAGO INDUSTRIES INC
filed 2006-04-04
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
 ☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended February 25, 2006

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
Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒            Accelerated filer ☐            Non-accelerated filer ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

        The number of shares of common stock, par value $0.50 per share, outstanding on April 3, 2006 was 32,551,201.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	February 25, 2006	August 27, 2005
CURRENT ASSETS:
Cash and cash equivalents	$18,825	$19,484
Short-term investments	144,250	93,100
Receivables, less allowance for doubtful
accounts ($159 and $270, respectively)	29,225	40,910
Inventories	90,888	120,655
Prepaid expenses and other assets	5,005	4,333
Deferred income taxes	8,833	9,610

Total current assets	297,026	288,092

PROPERTY AND EQUIPMENT, at cost:
Land	1,000	1,000
Buildings	60,366	60,282
Machinery and equipment	101,722	100,601
Transportation equipment	9,510	9,487

	172,598	171,370
Less accumulated depreciation	112,249	107,517

Total property and equipment, net	60,349	63,853

Deferred income taxes	24,236	24,997

Investment in life insurance	20,437	22,066

Other assets	15,849	13,952

TOTAL ASSETS	$417,897	$412,960

See Unaudited Notes to Condensed Consolidated Financial Statements.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY	February 25, 2006	August 27, 2005
CURRENT LIABILITIES:
Accounts payable, trade	$33,436	$37,229
Income taxes payable	7,523	4,458
Accrued expenses:
Accrued compensation	11,920	16,380
Product warranties	11,284	12,183
Self-insurance	6,389	6,728
Promotional	5,280	5,495
Dividend payable	2,948	2,963
Other	4,396	5,187

Total current liabilities	83,176	90,623

Postretirement health care and deferred
compensation benefits, net of current portion	86,541	86,450

Contingent liabilities and commitments

STOCKHOLDERS’ EQUITY:
Capital stock, common, par value $0.50; authorized
60,000 shares, issued 51,776 shares	25,888	25,888
Additional paid-in capital	20,142	16,811
Reinvested earnings	463,881	447,518

	509,911	490,217
Less treasury stock, at cost (19,014 and 18,787 shares)	261,731	254,330

Total stockholders’ equity	248,180	235,887

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$417,897	$412,960

See Unaudited Notes to Condensed Consolidated Financial Statements.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Quarter Ended		Six Months Ended
	February 25, 2006	February 26, 2005	February 25, 2006	February 26, 2005
Net revenues	$206,425	$239,359	$438,680	$505,492
Cost of goods sold	186,105	210,098	387,196	436,167

Gross profit	20,320	29,261	51,484	69,325

Operating expenses
Selling	4,505	4,564	9,178	9,118
General and administrative	5,284	5,798	10,333	11,355

Total operating expenses	9,789	10,362	19,511	20,473

Operating income	10,531	18,899	31,973	48,852
Financial income	1,314	639	2,236	1,133

Income before income taxes	11,845	19,538	34,209	49,985
Provision for taxes	4,145	6,967	11,939	17,870

Net income	$7,700	$12,571	$22,270	$32,115

Income per common share:
Basic	$0.23	$0.37	$0.68	$0.95
Diluted	$0.23	$0.37	$0.67	$0.94

Weighted average shares of common stock outstanding:
Basic	32,806	33,672	32,870	33,647
Diluted	33,147	34,254	33,167	34,224

Dividend per common share	$0.09	$0.07	$0.18	$0.12

See Unaudited Notes to Condensed Consolidated Financial Statements.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	February 25, 2006	February 26, 2005
Operating activities:
Net income	$22,270	$32,115
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	5,328	4,931
Stock-based compensation	2,895	41
Deferred income taxes	1,538	(3)
Deferred compensation and postretirement expense	638	630
Excess tax benefit from stock-based compensation	(174)	—
Other	(212)	33
Change in operating assets and liabilities:
Receivables and other assets	10,986	18,210
Inventories	29,767	(12,926)
Accounts payable and accrued expenses	(10,336)	(3,436)
Income taxes payable	3,257	7,005
Postretirement and deferred compensation benefits	(663)	(352)

Net cash provided by operating activities	65,294	46,248

Investing activities:
Purchases of short-term investments	(110,100)	(147,473)
Proceeds from the sale or maturity of short-term investments	58,950	101,094
Purchases of property and equipment	(1,968)	(4,178)
Other	70	(365)

Net cash used in investing activities	(53,048)	(50,922)

Financing activities:
Payments for purchase of common stock	(8,284)	(1,787)
Payment of cash dividends	(5,922)	(4,712)
Proceeds from issuance of treasury stock	1,127	2,835
Excess tax benefit from stock-based compensation	174	—

Net cash used in financing activities	(12,905)	(3,664)

Net decrease in cash and cash equivalents	(659)	(8,338)

Cash and cash equivalents – beginning of period	19,484	24,445

Cash and cash equivalents – end of period	$18,825	$16,107

Supplemental cash flow disclosure:
Income taxes paid	$7,000	$11,058

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of February 25, 2006, and the consolidated results of operations and consolidated statements of cash flows for the six months ended February 25, 2006 and February 26, 2005. The consolidated statements of income for the six months ended February 25, 2006, are not necessarily indicative of the results to be expected for the full year. The balance sheet data as of August 27, 2005 was derived from audited financial statements, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in our Annual Report to Shareholders for the year ended August 27, 2005. Certain prior period information has been reclassified to conform to the current year presentation.

NOTE 2:   Stock-Based Compensation

We have an Incentive Compensation Plan (the “Plan”) in place which allows us to grant stock options and other equity compensation to employees. To date, we have only granted options under the Plan. The Plan also allows us to provide equity compensation to our nonemployee directors. The grant price of an option under the Plan may not be less than the fair market value of the common stock subject to such option. The term of any options granted under the Plan may not exceed 10 years from the date of the grant. Options issued to employees generally vest over a three-year period in equal annual installments with immediate vesting upon retirement or upon a change of control (as defined in the Plan), if earlier. Options issued to directors prior to 2006 vested six months after grant. Options issued to directors in Fiscal 2006 will vest one year after grant.

Prior to August 28, 2005, we applied Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for options. No stock-based compensation expense for stock options was recognized in our consolidated statements of income prior to Fiscal 2006, as the exercise price was equal to the market price of our stock on the date of grant.

Effective August 28, 2005, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (123R), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS No. 123R; accordingly, results from prior periods have not been restated. Under this transition method, stock-based compensation expense for the six months ended February 25, 2006 includes:

(a)	compensation expense for all stock-based compensation awards granted prior to August 27, 2005, but not yet vested, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and

(b)	compensation expense for all stock-based compensation awards granted subsequent to August 27, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

Historically, for SFAS No. 123 pro forma disclosure on stock-based compensation, we have recognized compensation expense for stock option awards issued to employees on a straight-line basis over the vesting period of three years. This policy differs from the policy required to be applied to awards granted after the adoption of SFAS No. 123R, which requires that compensation expense be recognized for awards over the requisite service period of the award or to an employee’s eligible retirement date, if earlier. We will continue to recognize compensation expense over the three-year vesting periods for awards granted prior to adoption of SFAS No. 123R, but for all awards granted after August 27, 2005, compensation expense will be recognized over the requisite service period of the award or over a period ending with an employee’s eligible retirement date, if earlier. Total stock option expense included in our statements of income for the quarters ended February 25, 2006 and February 26, 2005, was $979,000 ($804,000, net of tax or 2 cents per diluted share) and $-0-, respectively. Of the $979,000 option expense included in our statements of income for the quarter ended February 25, 2006, $587,000 relates to awards granted prior to Fiscal 2006 which continued to be expensed over the three-year vesting period. Total stock option expense included in our statements of income for the six months ended February 25, 2006 and February 26, 2005 was $2.8 million ($2.3 million, net of tax or 7 cents per diluted share) and $-0-, respectively. Of the $2.8 million option expense included in our statements of income for the six months ended February 25, 2006, $1.3 million relates to awards granted prior to Fiscal 2006 which continued to be expensed over the three-year vesting period.

Prior to the adoption of SFAS No. 123R, we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. In accordance with SFAS No. 123R, for the six months ended February 25, 2006, the presentation of our statement of cash flows has changed from prior periods to report the excess tax benefits from the exercise of stock options as financing cash flows. For the six months ended February 25, 2006, $174,000 of excess tax benefits were reported as financing cash flows rather than operating cash flows.

The table below illustrates the effect on net earnings and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the quarter and six months ended February 26, 2005.

(In thousands, except per share data)	Quarter Ended February 26, 2005	Six Months Ended February 26, 2005
Net earnings, as reported	$12,571	$32,115
Deduct: Stock-based compensation expense determined
under fair value method for all awards, net of tax(1)	(961)	(1,529)

Net earnings, pro forma	$11,610	$30,586

Earnings per share:
Basic – as reported	$0.37	$0.95
Basic – pro forma	$0.34	$0.91

Diluted – as reported	$0.37	$0.94
Diluted – pro forma	$0.34	$0.89

(1)

For purposes of this pro forma disclosure, the value of the stock-based compensation is amortized to expense on a straight-line basis over the period it is vested. Forfeitures are estimated based on historical experience.

The following table summarizes the stock option activity for the six months ended February 25, 2006:

(In thousands, except per share data and years)	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on August 27, 2005	1,374	$22.24
Granted	340	27.68
Exercised	(61)	18.56
Forfeited/Canceled	—	—

Outstanding on February 25, 2006	1,653	$23.49	7.29	$13,431

Exercisable on February 25, 2006	977	$19.93	6.13	$11,492

The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) exercised during the six months ended February 25, 2006 and February 26, 2005 was $815,000 and $3.3 million, respectively.

As of February 25, 2006, there was $4.0 million of unrecognized compensation expense related to nonvested option awards that is expected to be recognized over a weighted average period of 1.4 years.

The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option-pricing model. The weighted-average grant date fair value of stock options granted during the six months ended February 25, 2006 and February 26, 2005, was $8.68 and $10.87, respectively.

	Six Months Ended
Black-Scholes Option Valuation Assumptions(1)	February 25, 2006	February 26, 2005
Risk-free interest rate(2)	4.31%	3.25%
Expected dividend yield	1.27%	0.7%
Expected stock price volatility(3)	35.73%	46.35%
Expected life of stock options (in years)(4)	4.2	3

(1)	Forfeitures are estimated based on historical experience.
(2)	Based on the Treasury Securities constant maturity interest rate whose term is consistent with the expected life of our stock options.
(3)	Expected stock price volatility is based on historical experience.
(4)	We estimate the expected life of stock options based upon historical experience.

Net cash proceeds from the exercise of stock options were $1.1 million and $2.8 million for the six months ended February 25, 2006 and February 26, 2005, respectively. The actual income tax benefit realized from stock option exercises total $174,000 and $687,000, respectively, for those same periods.

NOTE 3:   New Accounting Pronouncements

In December 2004, the FASB staff issued FASB Staff Position (FSP) FASB 109-1 that provides guidance on the application of FASB Statement No. 109, Accounting for Income Taxes, to the provision within the American Jobs Creations Act of 2004 that provides a tax deduction on qualified production activities. This FSP was effective upon issuance. The tax deduction on qualified production activities is expected to reduce our effective tax rate by approximately one percentage point for Fiscal 2006.

NOTE 4:   Short-Term Investments – Available-For-Sale-Securities

Our short-term investments consist of auction rate preferred securities, variable rate auction preferred stock and other investment-grade marketable debt securities. These investments, a portion of which have original maturities beyond one year, may be classified as short-term based on their highly liquid nature and because these securities represent the investment of cash that is available for current operations. These securities have certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to sell them through a Dutch auction process that occurs at pre-determined intervals of less than one year. Our short-term investments are classified as available-for-sale securities and the carrying value of these securities approximates fair market value due to their liquidity profile. As of February 25, 2006 and August 27, 2005, there were no unrealized gains or losses associated with these investments. We had approximately $144.3 million and $93.1 million in short-term investments as of February 25, 2006 and August 27, 2005, respectively.

NOTE 5:   Inventories

Inventories are valued at the lower of cost or market, with cost being determined under the last-in, first-out (LIFO) method and market defined as net realizable value.

Inventories consist of the following (in thousands):

	February 25, 2006	August 27, 2005
Finished goods	$44,739	$67,998
Work-in-process	38,636	45,657
Raw materials	40,648	38,461

	124,023	152,116
LIFO reserve	(33,135)	(31,461)

	$90,888	$120,655

NOTE 6:   Warranties

Estimated warranty costs are provided at the time of sale of the warranted products. Estimates of future warranty costs are based on prior experience and known current events. The changes in the provision for warranty reserve for the periods shown are as follows (in thousands):

	Six Months Ended
	February 25, 2006	February 26, 2005
Balance at beginning of fiscal year	$12,183	$13,356
Provision	5,579	6,865
Claims paid	(6,478)	(7,069)

Balance at end of period	$11,284	$13,152

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

	Quarter Ended		Six Months Ended
	February 25, 2006	February 26, 2005	February 25, 2006	February 26, 2005
Interest cost	$456	$453	$913	$905
Service cost	233	227	466	455
Net amortization and deferral	(737)	(745)	(1,474)	(1,489)

Net periodic benefit income	$(48)	$(65)	$(95)	$(129)

For accounting purposes, we recognized income from the plan in Fiscal 2005 and will recognize income from the Plan in Fiscal 2006 due to the amortization of the cost savings from the September 2004 amendment. However, we are still obligated to pay the cost of previously accrued and earned retiree benefits and paid approximately $560,000 and $262,000 of such benefits for the six months ended February 25, 2006 and February 26, 2005, respectively.

NOTE 8:   Contingent Liabilities and Commitments

Repurchase Commitments.

Our contingent liability on outstanding repurchase agreements was approximately $348.8 million and $345.2 million at February 25, 2006 and August 27, 2005, respectively. Our actual losses under these repurchase agreements were approximately $24,000 and $33,000 during the six months ended February 25, 2006 and February 26, 2005, respectively, and were charged against the reserve we carry on our balance sheet. The reserve for repurchases at February 25, 2006 and August 27, 2005 was approximately $191,000 and $225,000, respectively. (See further discussion of our repurchase commitments within the “Critical Accounting Policies” on page 13.)

Guarantees.

During the second quarter of Fiscal 2002, we entered into a five-year services agreement (the “Agreement”) with one of our suppliers (the “Supplier”) and Forest City Economic Development, Inc., an Iowa nonprofit corporation (the “FCED”), requiring the Supplier to provide RV paint services to us. Under the terms of the Agreement in the event of a default by the Supplier, we would be obligated to purchase from the Supplier approximately $525,000 of equipment installed in the paint facility at net book value and would be obligated to assume payment obligations for approximately $45,000 in capital equipment leases ($12,000 remaining to be paid at February 25, 2006). As of February 25, 2006, the Supplier is current with its lease payment obligations to the FCED with approximately $3,232,000 (principal and interest) remaining to be paid through August 2012.

Also in the second quarter of Fiscal 2002, we guaranteed $700,000 of the FCED $2,200,000 bank debt for the construction of the paint facility leased by the Supplier. We also pledged a $500,000 certificate of deposit to the bank to collateralize a portion of our $700,000 guarantee.

During the second quarter of Fiscal 2004, we entered into a five-year limited guaranty agreement (“Guarantee Agreement”) with a leasing corporation (“Landlord”) and the Supplier. The Landlord constructed a paint facility for the Supplier through debt financing on land adjoining one of our manufacturing plants. The Landlord and the Supplier have signed a ten-year lease agreement which commenced on August 1, 2004. The Guarantee Agreement states that we will guarantee the first 60 monthly lease payments (totaling approximately $1.6 million of which $987,000 was remaining as of February 25, 2006). In the event of a payment default before August 2009 and the Supplier’s failure to correct the default, the Landlord shall give us (Guarantor) written notice of its intent to terminate said lease. At the time of this notification, we will have various options that we must exercise in a timely manner. One is to exercise an option to purchase the real estate with improvements from the landlord. The price the Company would pay would be the outstanding loan owed by the landlord to construct the paint facility which was approximately $1.9 million as of February 25, 2006. As of February 25, 2006, the Supplier is current with its lease payment obligations to the Landlord. The estimated fair value of the guarantee as of February 25, 2006 was approximately $213,000.

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

NOTE 9:   Dividend Declared

On January 11, 2006, the Board of Directors declared a quarterly cash dividend of $0.09 per common share, payable April 3, 2006 to shareholders of record on March 3, 2006, which has been recorded as an accrued liability in the accompanying February 25, 2006 balance sheet.

On March 22, 2006, the Board of Directors declared a quarterly cash dividend of $0.09 per common share, payable July 10, 2006 to shareholders of record on June 9, 2006.

NOTE 10:   Repurchase of Outstanding Stock

On June 15, 2005, the Board of Directors authorized the repurchase of outstanding shares of our common stock, at the discretion of management, for an aggregate consideration of up to $30 million. In the first half of Fiscal 2006, 292,000 shares were repurchased for an aggregate consideration of approximately $8.3 million.

NOTE 11:   Income Per Common Share

The following table reflects the calculation of basic and diluted income per share for the quarters and six months ended February 25, 2006 and February 26, 2005.

	Quarter Ended		Six Months Ended
(In thousands, except per share data)	February 25, 2006	February 26, 2005	February 25, 2006	February 26, 2005
Income per share – basic
Net income	$7,700	$12,571	$22,270	$32,115

Weighted average shares outstanding	32,806	33,672	32,870	33,647

Income per share – basic	$0.23	$0.37	$0.68	$0.95

Income per share – assuming dilution
Net income	$7,700	$12,571	$22,270	$32,115

Weighted average shares outstanding	32,806	33,672	32,870	33,647
Dilutive impact of options outstanding	341	582	297	577

Weighted average shares and potential
dilutive shares outstanding	33,147	34,254	33,167	34,224

Income per share – assuming dilution	$0.23	$0.37	$0.67	$0.94

For the quarter and six months ended February 25, 2006, there were options outstanding to purchase 514,624 and 736,142 shares, respectively, of common stock at an average exercise price of $31.35 and $30.43, respectively, which were not included in the computation of diluted income per share because they are considered anti-dilutive under the treasury stock method per SFAS No. 128, Earnings Per Share (as amended).

As of February 26, 2005, all options were included in the computation of diluted earnings per share because no option’s exercise price was greater than the average market price of the common stock.

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

Our products are subjected to what we believe is the most rigorous testing in the RV Industry. We market our recreation vehicles on a wholesale basis to independent dealers in approximately 295 dealer locations in the U.S. and Canada as of February 25, 2006.

Motorized products represented 54 percent of the RV industry revenues in Calendar 2005. We continue to focus on the motorized segment of the RV industry because it comprises such a large portion of the RV industry and we believe there are further growth opportunities in this segment. Funds for RV purchases, especially the motorized segment, usually come from a buyer’s discretionary income. The RV industry, long known as a cyclical market, is historically impacted by what we believe to be two economic factors: consumer confidence levels and interest rates. As consumer confidence levels decline, so may the number of units sold. In the same respect, motor home sales tend to decline as interest rates rise. Recent experience has also led us to believe that volatility in fuel prices also has a dampening effect on motor home sales. The RV industry as a whole is currently experiencing decreased sales of units in the motorized segment. We will continue to adjust our factory schedule as necessary to reflect the demand for our products.

We manufacture and sell a variety of motor homes throughout the U.S. and Canada, as well as retail parts and accessories. RV classifications are based upon standards established by the Recreation Vehicle Industry Association. The only types of RVs that we produce are Class A and Class C motor homes. We are the leader in the combined retail sales of Class A and Class C motor homes, with a retail market share of 17.9 percent for Calendar Year 2005.

CRITICAL ACCOUNTING POLICIES

In preparing our consolidated financial statements, we follow accounting principles generally accepted in the United States of America, which in many cases require us to make assumptions, estimates and judgments that affect the amounts reported. Actual results could differ from estimates in amounts that may be material to our financial statements. Some of our accounting policies are critical because they are important in determining our financial condition and results of operations. These policies are described below and involve significant management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related income statement, asset and/or liability amounts.

Revenue.    Generally, revenues for motor homes are recorded when all of the following conditions are met: an order for a product has been received from a dealer; written or verbal approval for payment has been received from the dealer’s floorplan financing institution; and the product has been delivered to the dealer who placed the order. Sales are generally made to dealers who finance their purchases under floorplan financing arrangements with banks or finance companies.

Revenues for our original equipment manufacturing (OEM) components and recreation vehicle related parts are recorded as the products are shipped from our location. The title of ownership transfers on these products as they leave our location due to the freight terms of F.O.B. — Forest City, Iowa.

Postretirement Benefits Obligations and Costs.    We provide certain health care and other benefits for retired employees, hired before April 1, 2001, who have fulfilled eligibility requirements at age 55 with at least 15 years of continuous service. Postretirement benefit liabilities are determined by actuaries using assumptions about the discount rate and health care cost-trend rates. A significant increase or decrease in interest rates could have a significant impact on the calculation of the postretirement benefit liability and, therefore, on our operating results. For further discussion of our postretirement benefit plan and related assumptions, see Note 6 to our 2005 Annual Report to Shareholders and Note 7 of the Unaudited Notes to Condensed Financial Statements for the period ended February 25, 2006.

Warranty.    We offer with the purchase of any new Winnebago or Itasca motor home, a comprehensive 12-month/15,000-mile warranty and a 3-year/36,000-mile warranty on sidewalls and floors. Estimated costs related to product warranty are accrued at the time of sale and included in cost of sales in the Company’s Statements of Income and as a separate line item, product warranties, in the Company’s Balance Sheets. Estimates of future warranty costs are based upon past warranty claims and unit sales history and adjusted as required to reflect actual costs incurred, as information becomes available. A significant increase in dealership labor rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize. (See Note 6 of the Unaudited Notes to Condensed Consolidated Financial Statements for the period ended February 25, 2006.)

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

Repurchase Commitments.    Generally, companies in the RV industry enter into repurchase agreements with lending institutions which have provided wholesale floorplan financing to dealers. Our repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed motor homes. The agreements also provide that our liability will not exceed 100 percent of the dealer invoice and provide for periodic liability reductions based on the time since the date of the original invoice. These repurchase obligations generally expire upon the earlier to occur of (i) the dealer’s sale of the financed unit or (ii) one year from the date of the original invoice. Our exposure under these repurchase agreements is reduced by the proceeds received upon the resale of any repurchased unit. The gross repurchase obligation will vary depending on the season and the level of dealer inventories. Past losses under these agreements have not been significant and lender repurchase obligations have been funded out of working capital. (See Note 8 of the Unaudited Notes to Condensed Consolidated Financial Statements for the period ended February 25, 2006.)

Stock-Based Compensation.    We grant stock options to our employees and non-employee directors as part of their compensation. The amount of stock option compensation expense incurred and to be incurred in future periods is dependent upon a number of factors, such as the number of options granted, the timing of incentive stock option exercises and actual forfeiture rates. We estimate the fair value of all stock option awards as of the date of grant by applying the Black-Scholes option-pricing model. The application of this valuation model involves assumptions, some of which are judgmental and highly sensitive, in the determination of stock option compensation expense. These assumptions include our expected stock price volatility and the expected life of our stock options, which are based primarily on our historical experience. The fair value of each option is amortized into compensation expense on a straight-line basis over the requisite service period or to an employee’s eligible retirement date, if earlier. This is because our options typically vest over three years or upon retirement, thus, options are expensed immediately upon grant for retirement eligible employees which results in relatively higher expense in the period of grant (typically our first fiscal quarter) and relatively less expense in the remaining quarters in a fiscal year. (See Note 2 of the Unaudited Notes to Condensed Consolidated Financial Statements for the period ended February 25, 2006.)

Other.    We have reserves for other loss exposures, such as litigation, taxes, product liability, worker’s compensation, employee medical claims, inventory and accounts receivable. We also have loss exposure on loan guarantees. Establishing loss reserves for these matters requires the use of estimates and judgment in regards to risk exposure and ultimate liability. We estimate losses in these areas using consistent and appropriate methods; however, changes in assumptions could materially affect our recorded liabilities for loss.

SELECTED CONSOLIDATED STATEMENTS OF INCOME DATA

Current Quarter Compared to the Same Quarter Last Year

The following is an analysis of changes in key items included in the consolidated statements of income for the quarter ended February 25, 2006 compared to the quarter ended February 26, 2005.

	Quarter Ended
(In thousands, except percent and per share data)	Feb. 25, 2006	% of Net Revenues	Feb. 26, 2005	% of Net Revenues	(Decrease) Increase	% Change
Net revenues	$206,425	100.0%	$239,359	100.0%	$(32,934)	(13.8)%
Cost of goods sold	186,105	90.2	210,098	87.8	(23,993)	(11.4)

Gross profit	20,320	9.8	29,261	12.2	(8,941)	(30.6)
Selling	4,505	2.2	4,564	1.9	(59)	(1.3)
General and administrative	5,284	2.5	5,798	2.4	(514)	(8.9)

Operating income	10,531	5.1	18,899	7.9	(8,368)	(44.3)
Financial income	1,314	0.6	639	0.2	675	105.6
Provision for taxes	4,145	2.0	6,967	2.9	(2,822)	(40.5)

Net income	$7,700	3.7%	$12,571	5.2%	$(4,871)	(38.7)%

Diluted income per share	$0.23		$0.37		$(0.14)	(37.8)%
Fully diluted average shares outstanding	33,147		34,254		(1,107)	(3.2)%

	Quarter Ended
Motor Home Deliveries:	February 25, 2006	February 26, 2005	(Decrease) Increase	% Change
Class A motor homes (gas)	658	1,117	(459)	(41.1)%
Class A motor homes (diesel)	471	550	(79)	(14.4)%
Class C motor homes	1,139	887	252	28.4%

Total deliveries	2,268	2,554	(286)	(11.2)%

Net revenues for the quarter ended February 25, 2006 decreased $32.9 million, or 13.8 percent primarily as a result of an 11.2 percent decrease in unit deliveries. Net revenues declined at a higher rate than deliveries due to the shift in product mix weighted more heavily towards lower-priced products, which resulted in a 4.8 percent decrease in our average selling price of motor homes when compared to last year’s comparable quarter.

Gross profit margin decreased from 12.2 percent in the second quarter of Fiscal 2005 to 9.8 percent in the second quarter of Fiscal 2006. The deterioration of margin was primarily due to increased fixed costs absorption related to lower production volumes and due to the change in our mix to lower-priced products with lower margins. Also, contributing to a lesser extent to the reduced margin was stock option expense recorded as a result of the adoption of SFAS No. 123R.

Selling expenses decreased $59,000, or 1.3 percent, during the second quarter ended February 25, 2006. As a percent of net revenues, selling expenses were 2.2 percent during the second quarter ended February 25, 2006 and 1.9 percent during the quarter ended February 26, 2005. The decrease in dollars was due primarily to a reduction in advertising expense, partially offset by stock option expense.

General and administrative expenses decreased $514,000, or 8.9 percent, during the second quarter ended February 25, 2006. The decrease in this expense was due primarily to a reduction in management incentive compensation expense, partially offset by stock option expense and increased professional fees.

Financial income increased $675,000, or 105.6 percent, during the second quarter ended February 25, 2006. The increase in financial income during the second quarter of Fiscal 2006 was due to a higher average interest rate earned on investments and a higher average short-term investment balance.

The overall effective income tax rate decreased to 35.0 percent for the second quarter ended February 25, 2006 from 35.7 percent for the second quarter ended February 26, 2005. The decrease was primarily a result of the domestic production activities credit of the American Jobs Creation Act.

Net income decreased by 38.7 percent and income per diluted share decreased by 37.8 percent when comparing the second quarter ended February 25, 2006 to the second quarter ended February 26, 2005. The smaller percentage decrease in income per diluted share was due to a lower number of shares of common stock outstanding during the second quarter ended February 25, 2006, as a result of shares of common stock repurchased by the Company. (See Note 10 of the Unaudited Notes to Condensed Consolidated Financial Statements for the period ended February 25, 2006.)

Current Year-to-Date Compared to the Same Period Last Year

The following is an analysis of changes in key items included in the consolidated statements of income for the six months ended February 25, 2006 compared to the six months ended February 26, 2005.

	Six Months Ended
(In thousands, except percent and per share data)	Feb. 25, 2006	% of Net Revenues	Feb. 26, 2005	% of Net Revenues	(Decrease) Increase	% Change
Net revenues	$438,680	100.0%	$505,492	100.0%	$(66,812)	(13.2)%
Cost of goods sold	387,196	88.3	436,167	86.3	(48,971)	(11.2)

Gross profit	51,484	11.7	69,325	13.7	(17,841)	(25.7)
Selling	9,178	2.1	9,118	1.8	60	0.7
General and administrative	10,333	2.3	11,355	2.3	(1,022)	(9.0)

Operating income	31,973	7.3	48,852	9.6	(16,879)	(34.6)
Financial income	2,236	0.5	1,133	0.2	1,103	97.4
Provision for taxes	11,939	2.7	17,870	3.5	(5,931)	(33.2)

Net income	$22,270	5.1%	$32,115	6.3%	$(9,845)	(30.7)%

Diluted income per share	$0.67		$0.94		$(0.27)	(28.7)%
Fully diluted average shares outstanding	33,167		34,224		(1,057)	(3.1)%

	Six Months Ended
Motor Home Deliveries:	February 25, 2006	February 26, 2005	(Decrease) Increase	% Change
Class A motor homes (gas)	1,559	2,443	(884)	(36.2)%
Class A motor homes (diesel)	893	1,146	(253)	(22.1)%
Class C motor homes	2,310	1,790	520	29.1%

Total deliveries	4,762	5,379	(617)	(11.5)%

Net revenues for the six months ended February 25, 2006 decreased $66.8 million, or 13.2 percent, primarily as a result of an 11.5 percent decrease in unit deliveries. Net revenues declined at a higher rate than deliveries due to a shift in product mix weighted more heavily towards lower-priced products, which resulted in a 3.8 percent decrease in our average selling price of motor homes during the period.

Gross profit margin decreased from 13.7 percent during the first six months of Fiscal 2005 to 11.7 percent in the first six months of Fiscal 2006. The decline in margin was primarily due to increased fixed costs absorption related to lower production volumes and also due to the change in our mix to lower-priced product with lower margins. Also, negatively impacting gross profit was stock option expense recorded as a result of the adoption of SFAS No. 123R.

Selling expenses increased $60,000, or 0.7 percent, during the six months ended February 25, 2006. As a percent of net revenues, selling expenses were 2.1 percent during the period ended February 25, 2006 and 1.8 percent during the period ended February 26, 2005. The increase in dollars was due primarily to the recording of stock option expense as a result of the adoption of SFAS No. 123R and an increase in compensation-related expenses, partially offset by a reduction in advertising expense.

General and administrative expenses decreased $1.0 million, or 9.0 percent, during the six months ended February 25, 2006. The decrease in expense was due primarily to a reduction in management incentive compensation expense, partially offset by stock option expense.

Financial income increased $1.1 million, or 97.4 percent, during the six months ended February 25, 2006. The increase in financial income during the first half of Fiscal 2006 was due to a higher average interest rate earned on investments and a higher average short-term investment balance.

The overall effective income tax rate decreased to 34.9 percent for the six months ended February 25, 2006 from 35.8 percent for the six months ended February 26, 2005. The decrease was primarily a result of the domestic production activities credit of the American Jobs Creation Act.

Net income decreased by 30.7 percent and income per diluted share decreased by 28.7 percent when comparing the six months ended February 25, 2006 to the six months ended February 26, 2005. The smaller percentage decrease in income per diluted share was due to a lower number of shares of common stock outstanding during the six months ended February 25, 2006, as a result of shares of common stock repurchased by the Company. (See Note 10 of the Unaudited Notes to Condensed Consolidated Financial Statements for the period ended February 25, 2006.)

ANALYSIS OF FINANCIAL CONDITION, LIQUIDITY AND RESOURCES

We have historically generated substantial cash from operations, which has enabled us to meet our working capital needs and make appropriate investments in manufacturing equipment and facilities. In recent years, cash generated from operations has also enabled us to pay increased cash dividends and repurchase stock. Cash and cash equivalents totaled $18.8 million and $19.5 million as of February 25, 2006 and August 27, 2005, respectively. Short-term investments, consisting primarily of highly liquid investments, totaled $144.3 million and $93.1 million as of February 25, 2006 and August 27, 2005, respectively. Working capital at February 25, 2006 and August 27, 2005 was $213.9 million and $197.5 million, respectively, an increase of $16.4 million. We have no long-term debt.

Operating Activities.    Cash provided by operating activities was $65.3 million during the six months ended February 25, 2006, or $19.0 million higher compared to the six months ended February 26, 2005. The increase in net cash provided by operating activities was primarily attributable to a decrease in raw material and work-in-process inventories due to our reduced production schedule and a decrease in our finished goods inventory. The increase in net cash provided by operating activities was partially offset by lower net income.

Investing Activities.    The primarily uses of cash for investing activities were for manufacturing equipment and facilities of $2.0 million for the six months ended February 25, 2006 compared to $4.2 million during the six months ended February 26, 2005. We purchased $110.1 million of short-term investments and received proceeds of $59.0 million from the sale or maturity of short-term investments during the six months ended February 25, 2006. During the six months ended February 26, 2005, we purchased $147.5 million of short-term investments and received proceeds of $101.1 million from the sale or maturity of short-term investments.

Financing Activities.    Primary uses of cash in financing activities for the six months ended February 25, 2006 were $8.3 million for repurchases of the Company’s common stock and payments of $5.9 million in dividends. Primary uses of cash in financing activities for the six months ended February 26, 2005 were $4.7 million for the payment of dividends and $1.8 million for repurchases of the Company’s common stock. (See Unaudited Condensed Consolidated Statement of Cash Flows.)

Stock Repurchases.    On June 15, 2005, the Board of Directors authorized the repurchase of outstanding shares of the Company’s common stock, depending on market conditions, for an aggregate consideration of up to $30 million. As of February 25, 2006, 292,000 shares have been repurchased for an aggregate consideration of approximately $8.3 million under this authorization.

Estimated demands as of February 25, 2006 on our liquid assets for the remainder of Fiscal 2006 include $5.9 million for payments of cash dividends and $5.6 million for estimated capital expenditures, primarily for manufacturing equipment and facilities.

We currently expect our cash on hand and funds from operations to be sufficient to cover both short-term and long-term operational requirements.

COMPANY OUTLOOK

The RV industry is cyclical and susceptible to slowdowns in the general economy. RV industry sales have been characterized by cycles of growth and contraction in consumer demand, reflecting prevailing economic, demographic and political conditions that affect disposable income for leisure-time activities. Some of the factors that contribute to this cyclicality include fuel availability and costs, interest rate levels, the level of discretionary spending and availability of credit and consumer confidence. An extended decline in consumer confidence would materially adversely affect our business, results of operations and financial condition.

Revenues and net income for the quarter and six months ended February 25, 2006 were negatively impacted primarily by lower motor home industry retail demand resulting in lower motor home deliveries as well as a continued shift in product mix weighted more heavily towards lower-priced products. The shift in product mix is occurring industry-wide. Based on statistics from the Recreation Vehicle Industry Association for Calendar 2005, Class A motor home shipments decreased 12.7 percent while Class C shipments for the industry decreased only 1.7 percent for the same period compared to Calendar 2004.

As evidenced by the following table, we continue to see a shift in the mix of products on order to lower-priced Class C motor homes.

Order backlog for our motor homes was as follows:

	As of
Units	February 25, 2006	February 26, 2005	Decrease	% Change
Class A motor homes (gas)	464	683	(219)	(32.1)%
Class A motor homes (diesel)	245	453	(208)	(45.9)%
Class C motor homes	872	972	(100)	(10.3)%

Total backlog	1,581	2,108	(527)	(25.0)%

Total approximate revenue dollars (in millions)	$127.8	$181.4	$(53.6)	(29.5)%

We include in our backlog all accepted purchase orders from dealers scheduled to be shipped within the next six months. Orders in backlog can be canceled or postponed at the option of the purchaser at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Long-term demographics, however, are favorable for us as our target market of consumers age 50 and older is expected to substantially increase over the next 30 years. Additionally, according to a 2005 study conducted by the University of Michigan, the median age of motor home owners in 2005 is 54 compared to the median age of 59 in 2001, indicating that younger buyers are increasing their ownership of motor homes. The study also reported that more households own motor homes today than at any other time during the past 25 years.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

As of February 25, 2006, we had $163.1 million of cash and short-term investments consisting of $18.8 million of cash and cash equivalents and available-for-sale securities of $144.3 million. Taking into account the credit risk criteria of our investments policies, the primary market risk associated with these investments is interest rate risk and a decline in value if market interest rates increase. However, we have the ability to hold our fixed income investments until maturity or for the typical Dutch auction period (an average of 45 days) and based upon historical experience do not believe there are significant risks of a failed Dutch auction. Therefore, we would not expect a material adverse impact in income or cash flows in the event of an increase in market interest rates.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all errors or all fraud. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud within the Company, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls over financial reporting during the fiscal quarter covered by this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Winnebago Industries, Inc.
Forest City, Iowa

We have reviewed the accompanying consolidated balance sheet of Winnebago Industries, Inc. and subsidiaries (the “Company”) as of February 25, 2006, and the related consolidated statements of income for the quarters and six months ended February 25, 2006 and February 26, 2005 and the condensed consolidated statements of cash flows for the six months ended February 25, 2006 and February 26, 2005. These interim financial statements are the responsibility of the Company’s management.

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

As discussed in Note 2 to the condensed consolidated financial statements, the Company changed its method of accounting for share-based payments to conform to Statement of Financial Accounting Standards No. 123R effective August 28, 2005.

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
April 4, 2006

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

On June 15, 2005, the Board of Directors authorized the repurchase of outstanding shares of our common stock, at the discretion of management, for an aggregate consideration of up to $30 million. There was no time restriction on this authorization. As of February 25, 2006, 292,000 shares had been repurchased for an aggregate consideration of approximately $8.3 million.

This table provides information with respect to purchases by us of shares of our common stock during each fiscal month of the second quarter of Fiscal 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs

11/27/05 – 12/31/05	—	—	—	$24,816,400
01/01/06 – 01/28/06	100,000	$31.00	100,000	$21,716,400
01/29/06 – 02/25/06	—	$—	—	$21,716,400

Total	100,000	$31.00	100,000	$21,716,400

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	The Annual Meeting of Shareholders was held January 10, 2006.

(b)	John V. Hanson, Bruce D. Hertzke and Gerald C. Kitch were elected directors at the Annual Meeting.

Directors whose terms continued after the shareholders meeting:

Irvin E. Aal	(2007)
Joseph W. England	(2007)
Jerry N. Currie	(2008)
Lawrence A. Erickson	(2008)
John E. Herlitz	(2008)

(  )   Represents year of Annual Meeting that individual’s term will expire.

(c)	The breakdown of votes for the election of three directors was as follows*

	Votes Cast For	Authority Withheld
John V. Hanson (2009)	26,305,254	2,682,262
Bruce D. Hertzke (2009)	27,036,263	1,951,253
Gerald C. Kitch (2009)	28,505,156	482,360

*There were no broker non-votes.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits – See Exhibit Index on page 23.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC. (Registrant)

Date	April 4, 2006	/s/ Bruce D. Hertzke

Bruce D. Hertzke
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date	April 4, 2006	/s/ Sarah N. Nielsen

Sarah N. Nielsen
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

15.	Letter regarding Unaudited Interim Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated April 4, 2006.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated April 4, 2006.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 4, 2006.

32.2	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 4, 2006.