Form 10-Q
period 2006-05-27
WINNEBAGO INDUSTRIES INC
filed 2006-07-05
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
 ☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended May 27, 2006

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Winnebago Industries, Inc.
(Exact Name of Registrant as Specified in its Charter)

Iowa	001-06403	42-0802678
(State or Other Jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation or Organziation)		Identification No.)

P.O. Box 152, Forest City, Iowa		50436
(Address of Principal Executive Offices)		(Zip Code)

Registrant’s telephone number, including area code    641-585-3535

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
Yes ☐ No ☒

        The number of shares of common stock, par value $0.50 per share, outstanding on July 3, 2006 was 31,314,236.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	May 27, 2006	August 27, 2005

CURRENT ASSETS:
Cash and cash equivalents	$15,419	$19,484
Short-term investments	125,000	93,100
Receivables, less allowance for doubtful
accounts ($183 and $270, respectively)	23,681	40,910
Inventories	88,199	120,655
Prepaid expenses and other assets	5,791	4,333
Deferred income taxes	9,459	9,610

Total current assets	267,549	288,092

PROPERTY AND EQUIPMENT, at cost:
Land	951	1,000
Buildings	59,482	60,282
Machinery and equipment	102,050	100,601
Transportation equipment	9,609	9,487

	172,092	171,370
Less accumulated depreciation	113,572	107,517

Total property and equipment, net	58,520	63,853

Deferred income taxes	24,146	24,997

Investment in life insurance	20,741	22,066

Other assets	15,377	13,952

TOTAL ASSETS	$386,333	$412,960

See Unaudited Notes to Condensed Consolidated Financial Statements.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY	May 27, 2006	August 27, 2005

CURRENT LIABILITIES:
Accounts payable, trade	$31,209	$37,229
Income taxes payable	9,256	4,458
Accrued expenses:
Accrued compensation	11,787	16,380
Product warranties	10,719	12,183
Self-insurance	6,608	6,728
Promotional	5,588	5,495
Dividend payable	2,904	2,963
Other	5,446	5,187

Total current liabilities	83,517	90,623

Postretirement health care and deferred
compensation benefits, net of current portion	86,366	86,450

Contingent liabilities and commitments

STOCKHOLDERS’ EQUITY:
Capital stock, common, par value $0.50; authorized
60,000 shares, issued 51,776 shares	25,888	25,888
Additional paid-in capital	21,220	16,811
Reinvested earnings	474,133	447,518

	521,241	490,217
Less treasury stock, at cost (20,463 and 18,787 shares)	304,791	254,330

Total stockholders’ equity	216,450	235,887

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$386,333	$412,960

See Unaudited Notes to Condensed Consolidated Financial Statements.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Quarter Ended		Nine Months Ended
	May 27, 2006	May 28, 2005	May 27, 2006	May 28, 2005
Net revenues	$220,312	$255,022	$658,992	$760,514
Cost of goods sold	192,236	219,828	579,432	655,995

Gross profit	28,076	35,194	79,560	104,519

Operating expenses
Selling	4,536	4,302	13,714	13,420
General and administrative	5,160	4,537	15,493	15,892

Total operating expenses	9,696	8,839	29,207	29,312

Operating income	18,380	26,355	50,353	75,207
Financial income	1,418	761	3,654	1,894

Income before income taxes	19,798	27,116	54,007	77,101
Provision for taxes	6,641	9,536	18,580	27,406

Net income	$13,157	$17,580	$35,427	$49,695

Income per common share:
Basic	$0.41	$0.53	$1.09	$1.48
Diluted	$0.40	$0.52	$1.08	$1.46

Weighted average shares of common stock
outstanding:
Basic	32,195	33,289	32,645	33,528
Diluted	32,496	33,747	32,937	34,065

Dividends declared per common share	$0.09	$0.07	$0.27	$0.21

See Unaudited Notes to Condensed Consolidated Financial Statements.

WINNEBAGO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	May 27, 2006	May 28, 2005
Operating activities:
Net income	$35,427	$49,695
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	7,989	7,434
Stock-based compensation	3,964	99
Deferred income taxes	1,002	561
Deferred compensation and postretirement expense	958	907
Excess tax benefit from stock-based compensation	(280)	—
Other	(355)	(162)
Change in operating assets and liabilities:
Receivables and other assets	16,030	20,055
Inventories	32,456	415
Accounts payable and accrued expenses	(11,696)	(4,036)
Income taxes payable	5,113	2,189
Postretirement and deferred compensation benefits	(826)	(701)

Net cash provided by operating activities	89,782	76,456

Investing activities:
Purchases of short-term investments	(150,475)	(196,424)
Proceeds from the sale or maturity of short-term investments	118,575	143,497
Purchases of property and equipment	(3,193)	(6,666)
Other	168	(300)

Net cash used in investing activities	(34,925)	(59,893)

Financing activities:
Payments for purchase of common stock	(51,576)	(26,796)
Payment of cash dividends	(8,871)	(7,054)
Proceeds from issuance of treasury stock	1,245	3,144
Excess tax benefit from stock-based compensation	280	—

Net cash used in financing activities	(58,922)	(30,706)

Net decrease in cash and cash equivalents	(4,065)	(14,143)
Cash and cash equivalents – beginning of period	19,484	24,445

Cash and cash equivalents – end of period	$15,419	$10,302

Supplemental cash flow disclosure:
Income taxes paid	$12,465	$24,765

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of May 27, 2006, the consolidated results of operations for the three and nine months ended May 27, 2006 and May 28, 2005 and the consolidated statements of cash flows for the nine months ended May 27, 2006 and May 28, 2005. The consolidated statements of income for the nine months ended May 27, 2006 are not necessarily indicative of the results to be expected for the full year. The balance sheet data as of August 27, 2005 was derived from audited financial statements, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in our Annual Report to Shareholders for the year ended August 27, 2005. Certain prior period information has been reclassified to conform to the current year presentation.

NOTE 2:    Stock-Based Compensation

We have a 2004 Incentive Compensation Plan (the “Plan”) in place which allows us to grant stock options and other equity compensation to employees. To date, we have only granted options under the Plan. The Plan also allows us to provide equity compensation to our nonemployee directors. The grant price of an option under the Plan is determined by the mean of the high and low prices of our common stock on the date of grant. The term of any options granted under the Plan may not exceed 10 years from the date of the grant. Options issued to employees generally vest over a three-year period in equal annual installments with immediate vesting upon retirement or upon a change of control (as defined in the Plan), if earlier. Historically, options issued to directors vested six months after grant. However, options issued to directors in Fiscal 2006 vest one year after grant.

Prior to August 28, 2005, we applied Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for options. No stock-based compensation expense for stock options was recognized in our consolidated statements of income prior to Fiscal 2006, as the exercise price of all options granted was not less than 100 percent of fair market value of the common stock on the date of grant.

Effective August 28, 2005, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (123R), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS No. 123R; accordingly, results from prior periods have not been restated. Under this transition method, stock-based compensation expense for the nine months ended May 27, 2006 includes:

(a)	compensation expense for all stock-based compensation awards granted prior to August 27, 2005, but not yet vested at the date of adoption, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and

(b)	compensation expense for all stock-based compensation awards granted subsequent to August 27, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

Historically, for SFAS No. 123 pro forma disclosure on stock-based compensation, we have recognized compensation expense for stock option awards issued to employees on a straight-line basis over the vesting period of three years. This policy differs from the policy required to be applied to awards granted after the adoption of SFAS No. 123R, which requires that compensation expense be recognized for awards over the requisite service period of the award or to an employee’s eligible retirement date, if earlier. We will continue to recognize compensation expense over the three-year vesting periods for awards granted prior to adoption of SFAS No. 123R, but for all awards granted after August 27, 2005, compensation expense will be recognized over the requisite service period of the award or over a period ending with an employee’s eligible retirement date, if earlier. Total stock option expense included in our statements of income for the quarters ended May 27, 2006 and May 28, 2005, was $997,000 ($807,000, net of tax or 2 cents per diluted share) and $-0-, respectively. Of the $997,000 option expense included in our statements of income for the quarter ended May 27, 2006, $588,000 relates to awards granted prior to Fiscal 2006 which continued to be expensed over the three-year vesting period. Total stock option expense included in our statements of income for the nine months ended May 27, 2006 and May 28, 2005 was $3.8 million ($3.1 million, net of tax or 10 cents per diluted share) and $-0-, respectively. Of the $3.8 million option expense included in our statements of income for the nine months ended May 27, 2006, $1.9 million relates to awards granted prior to Fiscal 2006 which continued to be expensed over the three-year vesting period.

Prior to the adoption of SFAS No. 123R, we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. In accordance with SFAS No. 123R, for the nine months ended May 27, 2006, the presentation of our statement of cash flows has changed from prior periods to report the excess tax benefits from the exercise of stock options as financing cash flows. For the nine months ended May 27, 2006, $280,000 of excess tax benefits were reported as financing cash flows rather than operating cash flows.

The table below illustrates the effect on net earnings and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the quarter and nine months ended May 28, 2005.

(In thousands, except per share data)	Quarter Ended May 28, 2005	Nine Months Ended May 28, 2005
Net earnings, as reported	$17,580	$49,695
Deduct: Stock-based compensation expense determined
under fair value method for all awards, net of tax(1)	(896)	(2,425)

Net earnings, pro forma	$16,684	$47,270

Earnings per share:
Basic – as reported	$0.53	$1.48
Basic – pro forma	$0.50	$1.41

Diluted – as reported	$0.52	$1.46
Diluted – pro forma	$0.49	$1.39

(1)

For purposes of this pro forma disclosure, the value of the stock-based compensation is amortized to expense on a straight-line basis over the vesting period. Forfeitures are estimated based on historical experience.

The following table summarizes stock option activity for the nine months ended May 27, 2006:

(In thousands, except per share data and years)	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on August 27, 2005	1,374	$22.24
Granted	340	27.68
Exercised	(75)	16.60
Forfeited/Canceled	—	—

Outstanding on May 27, 2006	1,639	$23.63	7.08	$10,539

Exercisable on May 27, 2006	963	$20.11	5.94	$9,544

The aggregate intrinsic value of options (the amount by which the sale price of our stock on the date of exercise exceeded the exercise price) exercised during the nine months ended May 27, 2006 and May 28, 2005 was $1.2 million and $3.6 million, respectively.

As of May 27, 2006, there was $3.0 million of unrecognized compensation expense related to nonvested option awards that is expected to be recognized over a weighted average period of 1.3 years.

The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option-pricing model. The weighted-average grant date fair value of stock options granted during the nine months ended May 27, 2006 and May 28, 2005, was $8.68 and $10.87, respectively.

	Nine Months Ended
Black-Scholes Option Valuation Assumptions(1)	May 27, 2006	May 28, 2005
Risk-free interest rate(2)	4.31%	3.25%
Expected dividend yield	1.27%	0.7%
Expected stock price volatility(3)	35.73%	46.35%
Expected life of stock options (in years)(4)	4.2	3

(1)	Forfeitures are estimated based on historical experience.
(2)	Based on the Treasury Securities constant maturity interest rate whose term is consistent with the expected life of our stock options.
(3)	Expected stock price volatility is based on historical experience.
(4)	Expected life of stock options is based upon historical experience.

Net cash proceeds from the exercise of stock options were $1.2 million and $3.1 million for the nine months ended May 27, 2006 and May 28, 2005, respectively. The actual income tax benefit realized from stock option exercises totaled $280,000 and $790,000, respectively, for those same periods.

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

NOTE 4:    Short-Term Investments – Available-For-Sale-Securities

Our short-term investments consist of auction rate preferred securities, variable rate auction preferred stock and other investment-grade marketable debt securities. These investments, a portion of which have original maturities beyond one year, may be classified as short-term based on their highly liquid nature and because these securities represent the investment of cash that is available for current operations. These securities have certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to sell them through a Dutch auction process that occurs at pre-determined intervals of less than one year. Our short-term investments are classified as available-for-sale securities and the carrying value of these securities approximates fair market value due to their liquidity profile. As of May 27, 2006 and August 27, 2005, there were no unrealized gains or losses associated with these investments. We had $125.0 million and $93.1 million in short-term investments as of May 27, 2006 and August 27, 2005, respectively.

NOTE 5:    Inventories

Inventories are valued at the lower of cost or market, with cost being determined under the last-in, first-out (LIFO) method and market defined as net realizable value.

Inventories consist of the following (in thousands):

	May 28, 2006	August 27, 2005
Finished goods	$38,390	$67,998
Work-in-process	35,133	45,657
Raw materials	47,667	38,461

	121,190	152,116
LIFO reserve	(32,991)	(31,461)

	$88,199	$120,655

NOTE 6:    Warranties

Estimated warranty costs are provided at the time of sale of the warranted products. Estimates of future warranty costs are based on prior experience and known current events. The changes in the provision for warranty reserve for the periods shown are as follows (in thousands):

	As of
	May 27, 2006	May 28, 2005
Balance at beginning of fiscal year	$12,183	$13,356
Provision	8,058	10,179
Claims paid	(9,522)	(10,849)

Balance at end of period	$10,719	$12,686

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

	Quarter Ended		Nine Months Ended
	May 27, 2006	May 28, 2005	May 27, 2006	May 28, 2005
Interest cost	$457	$453	$1,370	$1,358
Service cost	232	227	698	682
Net amortization and deferral	(737)	(745)	(2,211)	(2,234)

Net periodic benefit income	$(48)	$(65)	$(143)	$(194)

For accounting purposes, we recognized income from the plan in Fiscal 2005 and will recognize income from the Plan in Fiscal 2006 due to the amortization of the cost savings from the September 2004 amendment. However, we are still obligated to pay the cost of previously accrued and earned retiree benefits and paid $686,000 and $456,000 of such benefits for the nine months ended May 27, 2006 and May 28, 2005, respectively.

NOTE 8:    Contingent Liabilities and Commitments

Repurchase Commitments.

Our contingent liability on outstanding repurchase agreements was $302.4 million and $345.2 million at May 27, 2006 and August 27, 2005, respectively. Our actual losses under these repurchase agreements were $-0- during both of the nine months ended May 27, 2006 and May 28, 2005. The reserve for repurchases at May 27, 2006 and August 27, 2005 was $170,000 and $225,000, respectively. (See further discussion of our repurchase commitments within the “Critical Accounting Policies” on page 13.)

Guarantees.

During the second quarter of Fiscal 2002, we entered into a five-year services agreement (the “Agreement”) with one of our suppliers (the “Supplier”) and Forest City Economic Development, Inc., an Iowa nonprofit corporation (the “FCED”), requiring the Supplier to provide RV paint services to us. Under the terms of the Agreement in the event of a default by the Supplier, we would be obligated to purchase from the Supplier $525,000 of equipment installed in the paint facility at net book value and would be obligated to assume payment obligations for $45,000 in capital equipment leases ($11,000 remaining to be paid at May 27, 2006). As of May 27, 2006, the Supplier is current with its lease payment obligations to the FCED with $3,129,000 (principal and interest) remaining to be paid through August 2012.

During the second quarter of Fiscal 2004, we entered into a five-year limited guaranty agreement (“Guarantee Agreement”) with a leasing corporation (“Landlord”) and the Supplier. The Landlord constructed a paint facility for the Supplier through debt financing on land adjoining one of our manufacturing plants. The Landlord and the Supplier have signed a ten-year lease agreement which commenced on August 1, 2004. The Guarantee Agreement states that we will guarantee the first 60 monthly lease payments (totaling $1.6 million of which $909,000 was remaining as of May 27, 2006). In the event of a payment default before August 2009 and the Supplier’s failure to correct the default, the Landlord shall give us (Guarantor) written notice of its intent to terminate said lease. At the time of this notification, we will have various options that we must exercise in a timely manner. One is to exercise an option to purchase the real estate with improvements from the Landlord. The price we would pay would be the outstanding loan incurred by the Landlord to construct the paint facility which was $1.8 million as of May 27, 2006. As of May 27, 2006, the Supplier is current with its lease payment obligations to the Landlord. The estimated fair value of the guarantee as of May 27, 2006 was $197,000.

Litigation.

Reference is made to Item 3 (Legal Proceedings) in the Company’s Annual Report on Form 10-K for the year ended August 27, 2005 for a description of certain litigation entitled Jody Bartleson, et al vs. Winnebago Industries, Inc., et al. On April 12, 2006, the Company settled this litigation. The settlement had no material effect on the financial condition of the Company.

We are also involved in various legal proceedings which are ordinary routine litigation to our business, some of which are covered in whole or in part by insurance. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to this litigation, management is of the opinion that, while the final resolution of any such litigation may have an impact on our consolidated results for a particular reporting period, the ultimate disposition of such litigation will not have any material adverse effect on our financial position, results of operations or liquidity.

NOTE 9:    Dividend Declared

On March 22, 2006, the Board of Directors declared a quarterly cash dividend of $0.09 per common share, payable July 10, 2006 to shareholders of record on June 9, 2006, which has been recorded as an accrued liability in the accompanying May 27, 2006 Balance Sheet.

On June 21, 2006, the Board of Directors declared a quarterly dividend of $0.10 per common share, payable October 9, 2006 to shareholders of record on September 8, 2006.

NOTE 10:    Repurchase of Outstanding Stock

On June 15, 2005, the Board of Directors authorized the repurchase of outstanding shares of our common stock, at the discretion of management, for an aggregate consideration of up to $30.0 million. In April 2006, this authorization was completed with approximately 1,007,000 shares being repurchased for $30.0 million of which approximately 715,000 shares were repurchased during the third quarter of Fiscal 2006 for $21.7 million.

On April 12, 2006, the Board of Directors authorized the repurchase of outstanding shares of our common stock, at the discretion of management, for an aggregate consideration of up to $50.0 million. During the third quarter of Fiscal 2006, approximately 751,000 shares under this authorization were repurchased for $21.6 million. (See Part II, Item 2 on page 21.)

During the third quarter and first nine months of Fiscal 2006, we repurchased approximately 1,466,000 and approximately 1,758,000 shares, respectively, of our common stock for $43.3 million and $51.6 million, respectively.

NOTE 11:    Income Per Common Share

The following table reflects the calculation of basic and diluted income per share for the quarters and nine months ended May 27, 2006 and May 28, 2005.

	Quarter Ended		Nine Months Ended
(In thousands, except per share data)	May 27, 2006	May 28, 2005	May 27, 2006	May 28, 2005
Income per share – basic
Net income	$13,157	$17,580	$35,427	$49,695

Weighted average shares outstanding	32,195	33,289	32,645	33,528

Income per share – basic	$0.41	$0.53	$1.09	$1.48

Income per share – assuming dilution
Net income	$13,157	$17,580	$35,427	$49,695

Weighted average shares outstanding	32,195	33,289	32,645	33,528
Dilutive impact of options outstanding	301	458	292	537

Weighted average shares and potential
dilutive shares outstanding	32,496	33,747	32,937	34,065

Income per share - assuming dilution	$0.40	$0.52	$1.08	$1.46

For the quarter and nine months ended May 27, 2006, there were options outstanding to purchase 585,646 and 672,281 shares, respectively, of common stock at an average exercise price of $31.32 and $30.76, respectively, which were not included in the computation of diluted income per share because they are considered antidilutive under the treasury stock method per SFAS No. 128, Earnings Per Share (as amended).

As of May 28, 2005, there were options’ outstanding to purchase 84,000 shares of common stock at an average exercise price of $34.99, which were not included in the computation of diluted income per share because the options’ exercise price was greater than the average market price of the common stock.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q, contains statements which may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties, including, but not limited to, reactions to actual or threatened terrorist attacks, a decline in consumer confidence, availability and price of fuel, a significant increase in interest rates, a slowdown in the economy, availability of chassis and other key component parts, sales order cancellations, slower than anticipated sales of new or existing products, new product introductions by competitors and other factors which may be disclosed throughout this report.

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

BUSINESS OVERVIEW

Winnebago Industries, Inc., headquartered in Forest City, Iowa, is the leading United States (U.S.) manufacturer of motor homes, self-contained recreation vehicles (RV) used primarily in leisure travel and outdoor recreation activities. Winnebago Industries® was incorporated under the laws of the state of Iowa on February 12, 1958, and adopted its present name on February 28, 1961.

We manufacture and sell Class A and Class C motor homes as well as retail parts and accessories. We market our recreation vehicles on a wholesale basis to independent dealers in approximately 295 dealer locations in the U.S. and Canada as of May 27, 2006. As reported by Statistical Surveys, Inc., an independent retail reporting service, we are the leader in the combined retail sales of Class A and Class C motor homes, with a retail market share of 19.1 percent for the first four months of Calendar 2006.

Motorized products represented 54 percent of the RV industry revenues in Calendar 2005. We continue to focus on the motorized segment of the RV industry because it comprises such a large portion of the RV industry and we believe there are further growth opportunities in this segment. Funds for RV purchases, especially the motorized segment, usually come from a buyer’s discretionary income. The RV industry, long known as a cyclical market, is historically impacted by two economic factors: consumer confidence levels and interest rates. As consumer confidence levels decline, so may the number of units sold. In the same respect, motor home sales tend to decline as interest rates rise. Recent experience has also led us to believe that volatility in fuel prices also has a dampening effect on motor home sales. The RV industry as a whole is currently experiencing decreased sales of units in the motorized segment. We will continue to adjust our factory schedule as necessary to reflect the demand for our products.

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

Postretirement Benefits Obligations and Costs.    We provide certain health care and other benefits for retired employees, hired before April 1, 2001, who have fulfilled eligibility requirements at age 55 with at least 15 years of continuous service. Postretirement benefit liabilities are determined by actuaries using assumptions about the discount rate and health care cost-trend rates. A significant increase or decrease in interest rates could have a significant impact on the calculation of the postretirement benefit liability and, therefore, on our operating results. For further discussion of our postretirement benefit plan and related assumptions, see Note 6 to our 2005 Annual Report to Shareholders and Note 7 of the Unaudited Notes to Condensed Financial Statements for the periods ended May 27, 2006.

Warranty.    We offer with the purchase of any new Winnebago® or Itasca® motor home, a comprehensive 12-month/15,000-mile warranty and a 3-year/36,000-mile warranty on sidewalls and floors. Estimated costs related to product warranty are accrued at the time of sale and included in cost of sales in the Company’s Statements of Income and as a separate line item, product warranties, in the Company’s Balance Sheets. Estimates of future warranty costs are based upon past warranty claims and unit sales history and adjusted as required to reflect actual costs incurred, as information becomes available. A significant increase in dealership labor rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize. (See Note 6 of the Unaudited Notes to Condensed Consolidated Financial Statements for the periods ended May 27, 2006.)

In addition to the costs associated with the contractual warranty coverage provided on our motor homes, we also incur costs as a result of additional service actions not covered by our warranties, including product recalls and customer satisfaction actions. We estimate the cost of these service actions using past claim rate experiences and the estimated cost of the repairs. Estimated costs are accrued at the time the service action is announced and included in cost of sales in the Company’s Statements of Income and as other accrued expenses in the Company’s Balance Sheets.

Repurchase Commitments.    Generally, companies in the RV industry enter into repurchase agreements with lending institutions which have provided wholesale floorplan financing to dealers. Our repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed motor homes. The agreements also provide that our liability will not exceed 100 percent of the dealer invoice and provide for periodic liability reductions based on the time since the date of the original invoice. These repurchase obligations generally expire upon the earlier to occur of (i) the dealer’s sale of the financed unit or (ii) one year from the date of the original invoice. Our exposure under these repurchase agreements is reduced by the proceeds received upon the resale of any repurchased unit. The gross repurchase obligation will vary depending on the season and the level of dealer inventories. Past losses under these agreements have not been significant and lender repurchase obligations have been funded out of working capital. (See Note 8 of the Unaudited Notes to Condensed Consolidated Financial Statements for the periods ended May 27, 2006.)

Stock-Based Compensation.    We grant stock options to our employees and non-employee directors as part of their compensation. The amount of stock option compensation expense incurred and to be incurred in future periods is dependent upon a number of factors, such as the number of options granted, the timing of incentive stock option exercises and actual forfeiture rates. We estimate the fair value of all stock option awards as of the date of grant by applying the Black-Scholes option-pricing model. The application of this valuation model involves assumptions, some of which are judgmental and highly sensitive, in the determination of stock option compensation expense. These assumptions include our expected stock price volatility and the expected life of our stock options, which are based primarily on our historical experience. The fair value of each option is amortized into compensation expense on a straight-line basis over the requisite service period or to an employee’s eligible retirement date, if earlier. This is because our options typically vest over three years or upon retirement, thus, options are expensed immediately upon grant for retirement eligible employees which results in relatively higher expense in the period of grant (typically our first fiscal quarter) and relatively less expense in the remaining quarters in a fiscal year. (See Note 2 of the Unaudited Notes to Condensed Consolidated Financial Statements for the periods ended May 27, 2006.)

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

SELECTED CONSOLIDATED STATEMENTS OF INCOME DATA

Current Quarter Compared to the Same Quarter Last Year

The following is an analysis of changes in key items included in the consolidated statements of income for the quarter ended May 27, 2006 compared to the quarter ended May 28, 2005.

	Quarter Ended
(In thousands, except percent and per share data)	May 27, 2006	% of Net Revenues	May 28, 2005	% of Net Revenues	(Decrease) Increase	% Change
Net revenues	$220,312	100.0%	$255,022	100.0%	$(34,710)	(13.6)%
Cost of goods sold	192,236	87.3	219,828	86.2	(27,592)	(12.6)

Gross profit	28,076	12.7	35,194	13.8	(7,118)	(20.2)
Selling	4,536	2.1	4,302	1.7	234	5.4
General and administrative	5,160	2.3	4,537	1.8	623	13.7

Operating income	18,380	8.3	26,355	10.3	(7,975)	(30.3)
Financial income	1,418	0.7	761	0.3	657	86.3
Provision for taxes	6,641	3.0	9,536	3.7	(2,895)	(30.4)

Net income	$13,157	6.0%	$17,580	6.9%	$(4,423)	(25.2)%

Diluted income per share	$0.40		$0.52		$(.12)	(23.1)%
Fully diluted average
shares outstanding	32,496		33,747		(1,251)	(3.7)%

	Quarter Ended
Motor Home Deliveries:	May 27, 2006	May 28, 2005	(Decrease) Increase	% Change
Class A motor homes (gas)	782	1,058	(276)	(26.1)%
Class A motor homes (diesel)	341	561	(220)	(39.2)%

Total Class A motor homes	1,123	1,619	(496)	(30.6)%
Class C motor homes	1,443	1,088	355	32.6%

Total deliveries	2,566	2,707	(141)	(5.2)%

Net revenues for the quarter ended May 27, 2006 decreased $34.7 million, or 13.6 percent primarily as a result of the shift in product mix weighted more heavily towards lower-priced products, which resulted in an 11.0 percent decrease in our average selling price of motor homes when compared to last year’s comparable quarter. Also, unit deliveries decreased by 5.2 percent during the same comparable period.

Gross profit margin decreased from 13.8 percent in the third quarter of Fiscal 2005 to 12.7 percent in the third quarter of Fiscal 2006. The deterioration of margin was primarily due to the change in our mix to lower-priced products with lower margins and higher fixed costs per unit of production resulting from lower production volumes. Also, contributing to a lesser extent to the reduced margin was stock option expense recorded as a result of the adoption of SFAS No. 123R.

Selling expenses increased $234,000, or 5.4 percent, during the third quarter ended May 27, 2006. As a percent of net revenues, selling expenses were 2.1 percent during the second quarter ended May 27, 2006 and 1.7 percent during the quarter ended May 28, 2005. The increase in dollars was due primarily to stock option expense and an increase in sales employee incentive compensation costs.

General and administrative expenses increased $623,000, or 13.7 percent, during the third quarter ended May 27, 2006. The increase in this expense was due primarily to stock option expense.

Financial income increased $657,000, or 86.3 percent, during the third quarter ended May 27, 2006. The increase in financial income during the third quarter of Fiscal 2006 was due to a higher average interest rate earned on investments and a higher average short-term investment balance.

The overall effective income tax rate decreased to 33.5 percent for the third quarter ended May 27, 2006 from 35.2 percent for the third quarter ended May 28, 2005. The decrease was primarily a result of the domestic production activities credit of the American Jobs Creation Act and an increase in tax-free investment income.

Net income decreased by 25.2 percent and income per diluted share decreased by 23.1 percent when comparing the third quarter ended May 27, 2006 to the third quarter ended May 28, 2005. The smaller percentage decrease in income per diluted share was due to a lower number of shares of common stock outstanding during the third quarter ended May 27, 2006, as a result of shares of common stock repurchased by the Company. (See Note 10 of the Unaudited Notes to Condensed Consolidated Financial Statements for the periods ended May 27, 2006.)

Current Year-to-Date Compared to the Same Period Last Year

The following is an analysis of changes in key items included in the consolidated statements of income for the nine months ended May 27, 2006 compared to the nine months ended May 28, 2005.

	Nine Months
(In thousands, except percent and per share data)	May 27, 2006	% of Net Revenues	May 28, 2005	% of Net Revenues	(Decrease) Increase	% Change
Net revenues	$658,992	100.0%	$760,514	100.0%	$(101,522)	(13.3)%
Cost of goods sold	579,432	87.9	655,995	86.3	(76,563)	(11.7)

Gross profit	79,560	12.1	104,519	13.7	(24,959)	(23.9)
Selling	13,714	2.1	13,420	1.7	294	2.2
General and administrative	15,493	2.4	15,892	2.1	(399)	(2.5)

Operating income	50,353	7.6	75,207	9.9	(24,854)	(33.0)
Financial income	3,654	0.6	1,894	0.2	1,760	92.9
Provision for taxes	18,580	2.8	27,406	3.6	(8,826)	(32.2)

Net income	$35,427	5.4%	$49,695	6.5%	$(14,268)	(28.7)%

Diluted income per share	$1.08		$1.46		$(0.38)	(26.0)%
Fully diluted average
shares outstanding	32,937		34,065		(1,128)	(3.3)%

	Nine Months Ended
Motor Home Deliveries:	May 27, 2006	May 28, 2005	(Decrease) Increase	% Change
Class A motor homes (gas)	2,341	3,501	(1,160)	(33.1)%
Class A motor homes (diesel)	1,234	1,707	(473)	(27.7)%

Total Class A motor homes	3,575	5,208	(1,633)	(31.4)%
Class C motor homes	3,753	2,878	875	30.4%

Total deliveries	7,328	8,086	(758)	(9.4)%

Net revenues for the nine months ended May 27, 2006 decreased $101.5 million, or 13.3 percent, primarily as a result of an 9.4 percent decrease in unit deliveries. Net revenues declined at a higher rate than deliveries due to a shift in product mix weighted more heavily towards lower-priced products, which resulted in a 6.3 percent decrease in our average selling price of motor homes during the period.

Gross profit margin decreased from 13.7 percent during the first nine months of Fiscal 2005 to 12.1 percent in the first nine months of Fiscal 2006. The decline in margin was primarily due to the change in our mix to lower-priced product with lower margins and higher fixed costs per unit of production resulting from lower production volumes. Also, negatively impacting gross profit was stock option expense recorded as a result of the adoption of SFAS No. 123R.

Selling expenses increased $294,000, or 2.2 percent, during the nine months ended May 27, 2006. As a percent of net revenues, selling expenses were 2.1 percent during the period ended May 27, 2006 and 1.7 percent during the period ended May 28, 2005. The increase in dollars was due primarily to the recording of stock option expense as a result of the adoption of SFAS No. 123R.

General and administrative expenses decreased $399,000, or 2.5 percent, during the nine months ended May 27, 2006. The decrease in expense was due primarily to a reduction in management incentive compensation expense, partially offset by stock option expense.

Financial income increased $1.8 million, or 92.9 percent, during the nine months ended May 27, 2006. The increase in financial income during the first nine months of Fiscal 2006 was due to a higher average interest rate earned on investments and a higher average short-term investment balance.

The overall effective income tax rate decreased to 34.4 percent for the nine months ended May 27, 2006 from 35.5 percent for the nine months ended May 28, 2005. The decrease was primarily a result of the domestic production activities credit of the American Jobs Creation Act and an increase in tax-free investment income.

Net income decreased by 28.7 percent and income per diluted share decreased by 26.0 percent when comparing the nine months ended May 27, 2006 to the nine months ended May 28, 2005. The smaller percentage decrease in income per diluted share was due to a lower number of shares of common stock outstanding during the nine months ended May 27, 2006, as a result of shares of common stock repurchased by the Company. (See Note 10 of the Unaudited Notes to Condensed Consolidated Financial Statements for the periods ended May 27, 2006.)

ANALYSIS OF FINANCIAL CONDITION, LIQUIDITY AND RESOURCES

We have historically generated substantial cash from operations, which has enabled us to meet our working capital needs and make appropriate investments in manufacturing equipment and facilities. In recent years, cash generated from operations has also enabled us to pay increased cash dividends and repurchase stock. Cash and cash equivalents totaled $15.4 million and $19.5 million as of May 27, 2006 and August 27, 2005, respectively. Short-term investments, consisting primarily of highly liquid investments, totaled $125.0 million and $93.1 million as of May 27, 2006 and August 27, 2005, respectively. Working capital at May 27, 2006 and August 27, 2005 was $184.0 million and $197.5 million, respectively, a decrease of $13.5 million. We have no long-term debt.

Operating Activities.    Cash provided by operating activities was $89.8 million during the nine months ended May 27, 2006, or $13.3 million higher compared to the nine months ended May 28, 2005. The increase in net cash provided by operating activities was primarily attributable to a decrease in our finished goods and work-in-process inventories offset partially by lower net income.

Investing Activities.    The primary uses of cash for investing activities were for manufacturing equipment and facilities of $3.2 million for the nine months ended May 27, 2006 compared to $6.7 million during the nine months ended May 28, 2005. We purchased $150.5 million of short-term investments and received proceeds of $118.6 million from the sale or maturity of short-term investments during the nine months ended May 27, 2006. During the nine months ended May 28, 2005, we purchased $196.4 million of short-term investments and received proceeds of $143.5 million from the sale or maturity of short-term investments.

Financing Activities.    Primary uses of cash in financing activities for the nine months ended May 27, 2006 were $51.6 million for repurchases of the Company’s common stock and payments of $8.9 million in dividends. Primary uses of cash in financing activities for the nine months ended May 28, 2005 were $26.8 million for repurchases of the Company’s common stock and $7.1 million for the payment of dividends. (See Unaudited Condensed Consolidated Statement of Cash Flows.)

Stock Repurchases.    As of May 27, 2006, we have $28.4 million remaining under the April 12, 2006 Board of Directors authorization to repurchase up to $50.0 million of our common stock.

Estimated demands as of May 27, 2006 on our liquid assets for the remainder of Fiscal 2006 include $2.9 million for payments of cash dividends and $1.1 million for estimated capital expenditures, primarily for manufacturing equipment and facilities.

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

Revenues and net income for the quarter and nine months ended May 27, 2006 were negatively impacted primarily by lower motor home industry retail demand resulting in lower motor home deliveries as well as a continued shift in product mix weighted more heavily towards lower-priced products. The shift in product mix is occurring industry-wide. Based on statistics from the Recreation Vehicle Industry Association for the first four months of Calendar 2006, Class A motor home shipments decreased 19.9 percent while Class C shipments for the industry decreased only 4.8 percent for the same period compared to the first four months of Calendar 2005.

As evidenced by the following table, we continue to see a shift in the mix of products on order to lower-priced Class C motor homes.

Order backlog for our motor homes was as follows:

	As of
Units	May 27, 2006	May 28, 2005	(Decrease) Increase	% Change
Class A motor homes (gas)	408	566	(158)	(27.9)%
Class A motor homes (diesel)	148	123	25	20.3%

Total Class A motor homes	556	689	(133)	(19.3)%
Class C motor homes	1,086	834	252	30.2%

Total backlog	1,642	1,523	119	7.8%

Total approximate revenue
dollars (in millions)	$121.0	$116.5	$4.5	3.9%

Dealer inventory	4,881	5,209	(328)	(6.3)%

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

As of May 27, 2006, we had $140.4 million of cash and short-term investments consisting of $15.4 million of cash and cash equivalents and available-for-sale securities of $125.0 million. Taking into account the credit risk criteria of our investments policies, the primary market risk associated with these investments is interest rate risk and a decline in value if market interest rates increase. However, we have the ability to hold our fixed income investments until maturity or for the typical Dutch auction period (an average of 67 days) and based upon historical experience do not believe there are significant risks of a failed Dutch auction. Therefore, we would not expect a material adverse impact in income or cash flows in the event of an increase in market interest rates.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all errors or all fraud. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud within the Company, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that (1) any design will succeed in achieving its stated goals under all potential future conditions, (2) over time controls may become inadequate because of changes in conditions, or (3) the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls over financial reporting during the fiscal quarter covered by this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Winnebago Industries, Inc.
Forest City, Iowa

We have reviewed the accompanying consolidated balance sheet of Winnebago Industries, Inc. and subsidiaries (the “Company”) as of May 27, 2006, and the related consolidated statements of income for the quarters and nine months ended May 27, 2006 and May 28, 2005 and the condensed consolidated statements of cash flows for the nine months ended May 27, 2006 and May 28, 2005. These interim financial statements are the responsibility of the Company’s management.

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

/s/   Deloitte & Touche LLP

Deloitte & Touche LLP
Minneapolis, Minnesota
July 5, 2006

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

Reference is made to Item 3 (Legal Proceedings) in the Company’s Annual Report on Form 10-K for the year ended August 27, 2005 for a description of certain litigation entitled Jody Bartleson, et al vs. Winnebago Industries, Inc., et al. On April 12, 2006, the Company settled this litigation. The settlement had no material effect on the financial condition of the Company.

We are also involved in various legal proceedings which are ordinary routine litigation to our business, some of which are covered in whole or in part by insurance. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to this litigation, management is of the opinion that, while the final resolution of any such litigation may have an impact on our consolidated results for a particular reporting period, the ultimate disposition of such litigation will not have any material adverse effect on our financial position, results of operations or liquidity.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On June 15, 2005, the Board of Directors authorized the repurchase of outstanding shares of our common stock, at the discretion of management, for an aggregate consideration of up to $30.0 million. In April 2006, this authorization was completed with an aggregate purchase of approximately 1,007,000 shares for an aggregate consideration of $30.0 million. On April 12, 2006, the Board of Directors authorized the repurchase of outstanding shares of our common stock, at the discretion of management, for an aggregate consideration of up to $50.0 million with no expiration date. During the third quarter of Fiscal 2006, approximately 751,000 shares were repurchased under this authorization for an aggregate consideration of $21.6 million.

This table provides information with respect to purchases by us of shares of our common stock during each fiscal month of the third quarter of Fiscal 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

02/26/06 – 04/01/06	222,976	$30.73	222,976	$14,864,500
04/02/06 – 04/29/06	590,170	$30.04	590,170	$47,133,400
04/30/06 – 05/27/06	652,600	$28.67	652,900	$28,423,700

Total	1,465,746	$29.54	1,465,746	$28,423,700

Item 6.	Exhibits

(a)	Exhibits – See Exhibit Index on page 23.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC. (Registrant)

Date	July 5, 2006	/s/ Bruce D. Hertzke

Bruce D. Hertzke
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date	July 5, 2006	/s/ Sarah N. Nielsen

Sarah N. Nielsen
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

15.	Letter regarding Unaudited Interim Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated July 5, 2006.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated July 5, 2006.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated July 5, 2006.

32.2.	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated July 5, 2006.