Form 10-K
period 2006-08-26
WINNEBAGO INDUSTRIES INC
filed 2006-11-09
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 26, 2006; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
NYSE Arca

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

           Indicate by check mark if the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ✓  No

          Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes         No  ✓

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ✓  No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K __.

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ✓  No

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes         No  ✓

          Aggregate market value of the common stock held by nonaffiliates of the registrant: $913,415,288 (29,126,763 shares at the closing price on the New York Stock Exchange of $31.36 on February 24, 2006).

          Common stock outstanding on October 31, 2006, 31,364,089 shares.

Winnebago Industries, Inc.
2006 Form 10-K Annual Report

WINNEBAGO INDUSTRIES, INC.

FORM 10-K

Report for the Fiscal Year Ended August 26, 2006

Forward Looking Information

Certain of the matters discussed in this Annual Report on Form 10-K are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties, including, but not limited to, the effect of global tensions, a decline in consumer confidence, availability and price of fuel, a significant increase in interest rates, a slowdown in the economy, availability of chassis and other key component parts, sales order cancellations, slower than anticipated sales of new or existing products, new product introductions by competitors, and other factors which may be disclosed throughout this Annual Report on Form 10-K. Although we believe that the expectations reflected in the “forward looking statements” are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these “forward looking statements,” which speak only as of the date of this report. We undertake no obligation to publicly update or revise any forward looking statements whether as a result of new information, future events or otherwise, except as required by law or the rules of the New York Stock Exchange.

PART I

ITEM 1. Business

General

The “Company,” “we,” “our,” and “us” are used interchangeably to refer to Winnebago Industries, Inc. or Winnebago Industries, Inc. and its subsidiaries, as appropriate to the context.

Winnebago Industries, Inc., headquartered in Forest City, Iowa, is a leading United States manufacturer of motor homes which are self-contained recreation vehicles used primarily in leisure travel and outdoor recreation activities. We sell motor homes through independent dealers under the Winnebago and Itasca brand names. Other products manufactured by us consist primarily of original equipment manufacturing (OEM) parts, including extruded aluminum and other component products for other manufacturers and commercial vehicles.

We were incorporated under the laws of the state of Iowa on February 12, 1958, and adopted our present name on February 28, 1961. Our executive offices are located at 605 West Crystal Lake Road in Forest City, Iowa. Our telephone number is (641) 585-3535.

Available Information

Our Web site, located at www.winnebagoind.com, provides additional information about us. On our Web site you can obtain, free of charge, this and prior year Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all of our other filings with the Securities and Exchange Commission. Our recent press releases are also available on our Web site. Our Web site also contains important information regarding our corporate governance practices. The information on our Web site is not part of this Annual Report on Form 10-K.

Principal Products

Net revenues by major product classes:

	Fiscal Year Ended (1)

(dollars in thousands)	Aug. 26, 2006%		Aug. 27, 2005%		Aug. 28, 2004%		Aug. 30, 2003%		Aug. 31, 2002%

Motor homes	$808,715	93.6	$946,350	95.4	$1,070,264	96.1	$801,027	94.8	$773,125	93.7
Motor home parts and services	15,901	1.8	16,401	1.7	15,199	1.3	17,285	2.0	20,486	2.5
Other manufactured products	39,787	4.6	29,224	2.9	28,691	2.6	26,898	3.2	31,658	3.8

Total net revenues	$864,403	100.0	$991,975	100.0	$1,114,154	100.0	$845,210	100.0	$825,269	100.0

(1)      The fiscal year ended August 31, 2002 contained 53 weeks, all other fiscal years contained 52 weeks.

Motor Homes

A motor home is a self-propelled mobile dwelling used primarily as temporary living quarters during vacation and camping trips, or to support some other active lifestyle. The Recreation Vehicle Industry Association (RVIA) classifies motor homes into three types which are defined as follows:

Class A models are conventional motor homes constructed directly on medium- and heavy-duty truck chassis, which include the engine and drivetrain components. The living area and driver’s compartment are designed and produced by the motor home manufacturer. We manufacture Class A motor homes with gas and diesel engines.

Class B models are panel-type trucks to which sleeping, kitchen, and/or toilet facilities are added. These models also have a top extension to provide more headroom.

Class C models are mini motor homes built on van-type chassis onto which the motor home manufacturer constructs a living area with access to the driver’s compartment. We manufacture Class C motor homes with gas and diesel engines.

We currently manufacture and sell Class A and Class C motor homes under the Winnebago and Itasca brand names. Our product offerings are as follows:

Type	Winnebago	Itasca

Class C	Aspect, Access, Outlook, View - diesel	Cambria, Impulse, Spirit, Navion - diesel
Class A (gas)	Sightseer, Voyage, Adventurer	Sunova, Sunrise, Suncruiser
Class A (diesel)	Journey, Tour, Vectra	Meridian, Ellipse, Horizon

These motor homes generally provide living accommodations for up to seven people and include kitchen, dining, sleeping and bath areas, and in some models, a lounge. Optional equipment accessories include, among other items, generator, home theater systems, king-size beds, leather and UltraLeather™ upholstery and a wide selection of interior equipment. With the purchase of any new motor home, we offer a comprehensive 12-month/15,000-mile warranty on the coach and a 3-year/36,000-mile warranty on sidewalls and floors.

Our Class A and Class C motor homes are sold by dealers in the retail market with manufacturer’s suggested retail prices ranging from approximately $58,000 to $286,000, depending on size and model, plus optional equipment and delivery charges. Our motor homes range in length from 22 to 40 feet.

Unit sales of our recreation vehicles for the last five fiscal years were as follows:

	Year Ended (1)

Unit Sales	Aug. 26, 2006	Aug. 27, 2005	Aug. 28, 2004	Aug. 30, 2003	Aug. 31, 2002

Class A	4,455	6,674	8,108	6,705	6,725
Class C	5,388	3,963	4,408	4,021	4,329

Total Class A & C Motor Homes	9,843	10,637	12,516	10,726	11,054
Class B Conversions
(EuroVan Campers)	—	—	—	308	763

(1)      The fiscal year ended August 31, 2002 contained 53 weeks, all other fiscal years contained 52 weeks.

The primary use of recreation vehicles for leisure travel and outdoor recreation has historically led to a peak retail selling season concentrated in the spring and summer months. Our sales of recreation vehicles are generally influenced by this pattern in retail sales, but can also be affected by the level of dealer inventory. Our products are generally manufactured against orders from dealers and from time to time to build inventory to satisfy the peak selling season.

Motor Home Parts and Services

Motor home parts and service activities represent revenues generated by service work we perform for our retail customers at our Forest City, Iowa facility and parts we sell to our dealers. We maintain $2.6 million in parts inventory located in a 450,000-square foot warehouse with what we believe to be the most sophisticated distribution and tracking system in the industry. Our competitive strategy is to provide long-term proprietary manufactured parts available through our dealer network, which increases customer satisfaction and the value of our motor homes.

Other Manufactured Products

We manufacture aluminum extrusions which are sold to over 75 customers. To a limited extent, we manufacture other component parts sold to outside manufacturers. We also manufacture commercial vehicles which are motor home shells, primarily custom designed for the buyer’s special needs and requirements, such as a law enforcement command center and mobile medical and dental clinics. These commercial vehicles are sold through our dealer network.

Production

We generally produce motor homes to order. We have the ability to increase our capacity by scheduling overtime and/or hiring additional production employees.

Our Forest City facilities have been designed to provide vertically integrated production line manufacturing. We produce substantially all of the raw aluminum extrusions used for main frame support and interior and exterior trim in our recreation vehicles. We also operate a fiberglass manufacturing and component assembly facility in Hampton, Iowa, and an assembly plant and a cabinet products manufacturing facility in Charles City, Iowa. Our motor home bodies are made from various materials and structural components which are typically laminated into rigid, lightweight panels. Body designs are developed with computer design and analysis, and subjected to a variety of tests and evaluations to meet our standards and requirements. We manufacture a number of components utilized in our motor homes, with the principal exception of the chassis, engines, generators and appliances.

Most of the raw materials and components that we utilize are obtainable from numerous sources. Certain components are produced by only a small group of quality suppliers who presently have the capacity to supply sufficient quantities to meet our needs. This is especially true in the case of motor home chassis, where Ford Motor Company, Freightliner Custom Chassis Corporation, Workhorse Custom Chassis LLC, DaimlerChrysler Motors Company LLC and Chevrolet General Motors Company are our dominant suppliers. We purchase Class A and C chassis from Ford Motor Company, Class A chassis from Freightliner Custom Chassis Corporation and Workhorse Custom Chassis LLC, and Class C chassis from DaimlerChrysler Motors Company LLC and Chevrolet General Motors Company. In Fiscal 2006, only four vendors, Ford Motor Company, Freightliner Custom Chassis Corporation, Workhorse Custom Chassis LLC and DaimlerChrysler Motors Company LLC, individually accounted for more than five percent of our raw material purchases, approximating 38 percent in aggregate.

Distribution and Financing

We market our recreation vehicles on a wholesale basis to a diversified independent dealer organization located throughout the United States and, to a limited extent, in Canada. Foreign sales, including Canada, were less than five percent of net revenues during each of the past three fiscal years. As of August 26, 2006 and August 27, 2005, the motor home dealer organization in the United States and Canada included approximately 290 and 300 dealer locations, respectively. During Fiscal 2006, six dealer organizations accounted for approximately 25 percent of motor home unit sales and only one dealer organization accounted for more than five percent of motor home unit sales, that dealer being La Mesa RV Center, Inc. which accounted for approximately 9 percent of such sales.

We have sales and service agreements with dealers which generally have a term of ten years. Many of the dealers are also engaged in other areas of business, including the sale of automobiles, and many dealers carry one or more competitive lines. We continue to place high emphasis on the capability of our dealers to provide complete service for our recreation vehicles. Dealers are obligated to provide full service for owners of our recreation vehicles, or in lieu thereof, to secure such service at their own expense from other authorized firms.

At August 26, 2006, we had a staff of 31 people engaged in field sales and service to the motor home dealer organization.

We advertise and promote our products through national RV magazines, the Go RVing national advertising campaign, direct-mail campaigns, various national promotional opportunities and on a local basis through trade shows, television, radio and newspapers, primarily in connection with area dealers.

Recreation vehicle sales to dealers are made on cash terms. Most dealers are financed on a “floorplan” basis under which a bank or finance company lends the dealer all, or substantially all, of the purchase price, collateralized by a security interest in the merchandise purchased. As is customary in the recreation vehicle industry, we typically enter into a repurchase agreement with a lending institution financing a dealer’s purchase of our product upon the lending institution’s request and after completion of a credit check of the dealer involved. Our repurchase agreements provide that for up to 12 months after a unit is financed, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. Our maximum exposure under repurchase agreements varies significantly from time to time, depending upon general economic conditions, seasonal shipments, competition, dealer organization, gasoline availability and price and the cost of bank financing. (See Note 6 to the Consolidated Financial Statements)

Competition

The recreation vehicle market is highly competitive, both as to price and quality of the product. We believe our principal competitive advantages are our brand name recognition, the quality of our products and our warranty and service capability. We also believe that our prices are competitive with the competitions’ units of comparable size and quality.

We are a leading U.S. manufacturer of motor homes. For the 12 months ended August 31, 2006, RVIA reported U.S. manufacturers’ factory shipments of 33,200 Class A motor homes and 20,500 Class C motor homes. Our unit sales of such products for the last five fiscal years are shown on page 3 of this report. We have numerous competitors and potential competitors in this industry. The six largest U.S. manufacturers represented approximately 74 percent of the combined Class A and Class C motor home retail sales for the eight months ended August 31, 2006, including our sales, which represented approximately 19 percent of the market. We are not a significant factor in the markets for our motor home parts and services and other manufactured products.

Regulation, Trademarks and Patents

We are subject to a variety of federal, state and local laws and regulations, including the National Traffic and Motor Vehicle Safety Act, under which the National Highway Traffic Safety Administration may require manufacturers to recall recreation vehicles that contain safety-related defects, and numerous state consumer protection laws and regulations relating to the operation of motor vehicles, including so-called “Lemon Laws.” We are subject to regulations promulgated by the Occupational Safety and Health Administration (OSHA). Our facilities are periodically inspected by federal and state agencies, such as OSHA. We believe that our products and facilities comply in all material respects with the applicable vehicle safety, consumer protection, RVIA and OSHA regulations and standards. Amendments to any of these regulations or the implementation of new regulations, however, could significantly increase the cost of manufacturing, purchasing, operating or selling our products and could have a material adverse effect on our results of operations. Our failure to comply with present or future regulations could result in fines being imposed on us, potential civil and criminal liability, suspension of sales or production, or cessation of operations. In addition, a major product recall could have a material adverse effect on our results of operations.

Our operations are subject to a variety of federal and state environmental laws and regulations relating to the use, generation, storage, treatment, emission and disposal of hazardous materials and wastes and noise pollution. Although we believe that we currently are in material compliance with applicable environmental regulations, the failure by us to comply with present or future laws and regulations could result in fines being imposed on us, potential civil and criminal liability, suspension of production or operations, alterations to the manufacturing process, or costly cleanup or capital expenditures.

We have several registered trademarks which include: Adventurer, Aspect, Cambria, Ellipse, Horizon, Itasca, Journey, Meridian, Navion, Outlook, Sightseer, Spirit, Suncruiser, Sunova, Sunrise, Tour, Vectra, View, Voyage, and Winnebago. We believe that our trademarks and trade names are significant to our business and we will vigorously protect them against infringement. We are not dependent upon any patents or technology licenses for the conduct of our business.

Research and Development

Research and development expenditures are expensed as incurred. During Fiscal 2006, 2005 and 2004, we spent approximately $3.9 million, $3.6 million and $3.7 million, respectively, on research and development activities.

Human Resources

As of September 1, 2006, 2005 and 2004, we employed approximately 3,150, 3,610 and 4,220 persons, respectively. Of these, approximately 2,510, 2,940 and 3,530 persons, respectively, were engaged in manufacturing and shipping functions. None of our employees are covered under a collective bargaining agreement.

ITEM 1A. Risk Factors

The following risk factors should be considered carefully in addition to the other information contained in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face, but represent some of the most significant risk factors that we believe may adversely affect the RV industry and our business, operations or financial position.

Competition

The market for recreation vehicles is very competitive. Competition in this industry is based upon price, design, value, quality and service. There can be no assurance that existing or new competitors will not develop products that are superior to our recreation vehicles or that achieve better consumer acceptance, thereby adversely affecting market share, sales volume and profit margins.

Cyclicality and Seasonality

The recreation vehicle industry has been characterized by cycles of growth and contraction in consumer demand, reflecting prevailing economic, demographic, and political conditions, which affect disposable income for leisure-time activities. Consequently, the results for any prior period may not be indicative of results for any future period.

Seasonal factors, over which we have no control, also have an effect on the demand for our products. Demand in the recreation vehicle industry generally declines over the winter season, while sales are generally highest during the spring and summer months. Also, unusually severe weather conditions in some markets may impact demand.

Fuel Availability and Prices

Gasoline or diesel fuel is required for the operation of motorized recreation vehicles. There can be no assurance that the supply of these petroleum products will continue uninterrupted, that rationing will not be imposed or that the price of or tax on these petroleum products will not significantly increase in the future. Fuel shortages and substantial increases in fuel prices have had a material adverse effect on the recreation vehicle industry as a whole in the past and could have a material adverse effect on us in the future.

General Economic Conditions and Certain Other External Factors

Companies within the recreation vehicle industry are subject to volatility in operating results due to external factors such as general economic conditions and political changes. Specific factors affecting the recreation vehicle industry include:

•	overall consumer confidence and the level of discretionary consumer spending;
•	interest rates;
•	inventory levels, including the level of retail sales at dealer locations;
•	employment trends;
•	the adverse impact of global tensions on consumer spending and travel-related activities; and
•	adverse impact on margins of increases in raw material costs which we are unable to pass on to customers without negatively affecting sales.

Dependence on Chassis Suppliers

Most RV components are readily available from numerous sources. However, a few components are produced by only a small group of quality suppliers that have the capacity to supply large quantities on a national basis. This is especially true in the case of motor home chassis, where Ford Motor Company, Freightliner Custom Chassis Corporation, Workhorse Custom Chassis LLC, DaimlerChrysler Motors Company LLC and Chevrolet General Motors Company are the Company’s major suppliers. Decisions by suppliers to decrease production, utilize production internally, or shortages, production delays or work stoppages by the employees of such suppliers could have a material adverse effect on our ability to produce motor homes and ultimately, on the results from operations.

Potential Liabilities Under Repurchase Agreements

In accordance with customary practice in the recreation vehicle industry, we enter into formal repurchase agreements with lending institutions pursuant to which it is agreed, in the event of a default by an independent retailer in its obligation to a lender, we will repurchase product at declining prices over the term of the agreements, typically 12 months. The difference between the gross repurchase price and the price at which the repurchased product can then be resold, which is typically at a discount to the gross repurchase price, represents a potential expense to us. Thus, if we were obligated to repurchase a large number of recreation vehicles in the future, this would increase costs, which could have a negative effect on earnings. Our maximum potential exposure under these formal repurchase agreements was approximately $278.6 million at August 26, 2006. Losses under these agreements have not been material in the past. Tightened credit standards by lenders and more aggressive attempts to accelerate collection of outstanding accounts with dealers could result in defaults by dealers and consequent repurchase obligations that may be higher than has historically been the case.

Warranty Claims

We are subject to warranty claims in the ordinary course of our business. Although we maintain reserves for such claims, which to date have been adequate, there can be no assurance that warranty expense levels will remain at current levels or that such reserves will continue to be adequate. A significant increase in warranty claims exceeding our current warranty expense levels could have a material adverse effect on our results of operations, financial condition and cash flows.

In addition to the costs associated with the contractual warranty coverage provided on our motor homes, we also occasionally incur costs as a result of additional service actions not covered by our warranties, including product recalls and customer satisfaction actions. Although we estimate and reserve for the cost of these service actions, there can be no assurance that expense levels will remain at current levels or such reserves will continue to be adequate.

Product Liability

We are involved in legal proceedings in the ordinary course of business, including a variety of warranty, “Lemon Law” and product liability claims typical in the recreation vehicle industry. We are self-insured for a portion of product liability claims. Self-insurance retention liability for the past five fiscal years was $2.5 million per occurrence and $6.0 million in aggregate per policy year. In the event that the annual aggregate of the self-insured retention is exhausted by payment of claims and defense expenses, a deductible of $250,000, excluding defense expenses, is applicable to each claim covered under this policy. We cannot be certain that our insurance coverage will be sufficient to cover all future claims against us, which may have a material adverse effect on our results of operations and financial condition. In addition, if these claims rise to a level of frequency or size that are significantly higher than similar claims made against our competitors, our reputation and business may be harmed.

Government Regulation

We are subject to numerous federal, state and local regulations governing the manufacture and sale of our products, including the provisions of the National Traffic and Motor Vehicle Safety Act (“the Motor Vehicle Act”), and the safety standards for recreation vehicles and components which have been promulgated under the Motor Vehicle Act by the Department of Transportation. The Motor Vehicle Act authorizes the National Highway Traffic Safety Administration to require a manufacturer to recall and repair vehicles which contain certain hazards or defects. Any recalls of our vehicles, voluntary or involuntary, could have a material adverse effect on our results of operations, financial condition and cash flows.

We are also subject to federal and numerous state consumer protection and unfair trade practice laws and regulations relating to the sale, transportation and marketing of motor vehicles, including so-called “Lemon Laws.” Federal and state laws and regulations also impose upon vehicle operators various restrictions on the weight, length and width of motor vehicles, including motor homes that may be operated in certain jurisdictions or on certain roadways. Certain jurisdictions also prohibit the sale of vehicles exceeding length restrictions.

Finally, federal and state authorities also have various environmental control standards relating to air, water, noise pollution and hazardous waste generation and disposal which affect us and our operations. Failure to comply with any of the foregoing laws or regulations could have an adverse impact on our results of operations, financial condition and cash flows.

ITEM 1B. Unresolved Staff Comments

None

ITEM 2. Properties

Our principal manufacturing, maintenance and service operations are conducted in multi-building complexes owned by us. The following sets forth our material facilities as of August 26, 2006:

Location	Facility Type/Use	No. of Buildings	Owned or Leased	Square Footage

Forest City, Iowa	Manufacturing, maintenance, service and office	32	Owned	1,608,000
Forest City, Iowa	Warehouse	4	Owned	680,000
Charles City, Iowa	Manufacturing	5	Owned	352,000
Hampton, Iowa	Manufacturing	2	Owned	135,000
Hampton, Iowa	Warehouse	1	Leased	17,000

		44		2,792,000

The lease on the Hampton facility will expire December 31, 2006. Our facilities in Forest City are located on approximately 780 acres of land, all owned by us. We lease 220,000 square feet of our warehouse facilities in Forest City to others. Most of our buildings are of steel or steel and concrete construction and are protected from fire with high-pressure sprinkler systems, dust collector systems, automatic fire doors and alarm systems. We believe that our facilities and equipment are well maintained, in excellent condition and suitable for the purposes for which they are intended. Should we require increased production capacity in the future, we believe that additional or alternative space adequate to serve our foreseeable needs would be available.

An unaffiliated third-party supplier of painting services (the “Supplier”) for our motor homes has leased paint facilities in Forest City, Iowa and Charles City, Iowa. We have guaranteed a portion of the lease payment obligations of the Supplier. (See Note 6 to the Consolidated Financial Statements)

ITEM 3. Legal Proceedings

We are involved in various legal proceedings which are ordinary routine litigation incidents to our business, some of which are covered in whole or in part by insurance. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to this litigation, we are of the opinion that while the final resolution of any such litigation may have an impact on our consolidated results for a particular reporting period, the ultimate disposition of such litigation will not have any material adverse effect on our financial position, results of operations or liquidity.

ITEM 4. Submission of Matters to a Vote of Security Holders

None

Executive Officers of the Registrant

Name	Office (Year First Elected an Officer)	Age

Bruce D. Hertzke +	Chairman of the Board and Chief Executive Officer (1989)	55
Edwin F. Barker	President (1980)	59
Robert J. Olson	Senior Vice President, Operations (1996)	55
Raymond M. Beebe	Vice President, General Counsel & Secretary (1974)	64
Robert L. Gossett	Vice President, Administration (1998)	55
Roger W. Martin	Vice President, Sales and Marketing (2003)	46
Sarah N. Nielsen	Vice President, Chief Financial Officer (2005)	33
William J. O’Leary	Vice President, Product Development (2001)	57
Randy J. Potts	Vice President, Manufacturing (2006)	47
Brian J. Hrubes	Controller (1996)	55
Joseph L. Soczek, Jr.	Treasurer (1996)	63

+ Director

Officers are elected annually by the Board of Directors. There are no family relationships between or among any of the Executive Officers or Directors of the Company.

Mr. Hertzke has over 35 years of experience with Winnebago Industries. He has been Chairman and Chief Executive Officer since 1998. He also served as President from 1996 to 2005. He was elected to the position of Chief Operating Officer (COO) in June 1995 and also served as Senior Vice President, COO from December 1995 to July 1996. Mr. Hertzke served a variety of management positions since joining the Company as an hourly employee in 1971.

Mr. Barker has over 37 years of experience with Winnebago Industries. He has been President since May 2005. In addition, he also served as Chief Financial Officer (CFO) until November 2005. Mr. Barker served as Senior Vice President, CFO from January 2003 until May 2005. He served as Vice President, CFO from 1989 to January 2003. He held a variety of management positions since joining the Company in 1969 as a cost accountant.

Mr. Olson has over 37 years of experience with Winnebago Industries. He has been Senior Vice President, Operations since January 2006. He served as Vice President, Manufacturing from August 1996 to January 2006. He served a variety of management and material handling positions since joining the Company as an hourly production employee in 1969.

Mr. Beebe has over 32 years of experience with Winnebago Industries. He has been Vice President, General Counsel and Secretary since 1986. He joined the Company as Secretary and General Counsel in 1974. Prior to joining the Company, Mr. Beebe was partner in the Law Firm of Cooper, Sinnard and Beebe; Assistant Attorney General for the State of Iowa; and Associate in the Law Firm of Jones, Cambridge and Carl.

Mr. Gossett has over seven years of experience with Winnebago Industries. He has been Vice President, Administration since joining the Company in 1998. Prior to joining Winnebago Industries, Mr. Gossett served as Vice President of Human Resources and Administration for TCB, Inc. and served in various human resource and personnel positions with Newell Corporation, Anchor Hocking Division.

Mr. Martin has over 12 years of experience with Winnebago Industries. He has been Vice President, Sales and Marketing since February 2003. He joined the Company as Director of Marketing in 1994. Prior to joining Winnebago Industries, he was employed as Account Supervisor for Carlson Marketing Group and as the Advertising and Sales Promotion Manager for Steiger Tractor, Inc.

Ms. Nielsen has one year of experience with Winnebago Industries. She has been Vice President, Chief Financial Officer since November 2005. Ms. Nielsen joined the Company in August 2005 as Director of Special Projects and Training. Prior to joining Winnebago Industries, she was employed by Deloitte & Touche LLP since 1995, most recently in the position of Assurance and Advisory Services Senior Manager since 2003 and a Manager since 2000.

Mr. O’Leary has over 34 years of experience with Winnebago Industries. He has been Vice President, Product Development since June 2001. He served as Director of Product Planning from February 1997 to June 2001 and as Director of Product Sales from January 1988 to February 1997. He has held several management positions since joining the Company in 1972 as an hourly production employee.

Mr. Potts has over 23 years of experience with Winnebago Industries. He was elected Vice President, Manufacturing in October 2006. He served as Director of Manufacturing from February 2006 to October 2006. Prior to that time, he served as general manager of Manufacturing Services and various other manufacturing and engineering supervisory positions. He joined the Company in 1983 as a senior tool designer.

Mr. Hrubes has over 35 years of experience with Winnebago Industries. He has been Controller since December 1996. He served as the General Accounting Manager from July 1983 to December 1996 and has held various positions in the finance area since joining the Company in 1971 as an accountant.

Mr. Soczek has over 31 years of experience with Winnebago Industries. He has been Treasurer since December 1996. He served as Risk Manager from July 1989 to December 1996 and held several management positions since joining the Company in 1975 as a warranty auditor.

PART II

ITEM 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the New York, Chicago and NYSE Arca Exchanges and our ticker symbol is WGO.

Below are the New York Stock Exchange high, low and closing prices of Winnebago Industries, Inc. stock for each quarter of Fiscal 2006 and Fiscal 2005.

Fiscal 2006	High	Low	Close	Fiscal 2005	High	Low	Close

First Quarter	$33.15	$26.14	$32.50	First Quarter	$39.25	$29.74	$38.25
Second Quarter	35.94	30.38	31.36	Second Quarter	40.64	33.64	34.90
Third Quarter	34.44	28.05	29.14	Third Quarter	37.14	28.32	32.88
Fourth Quarter	31.78	26.90	28.41	Fourth Quarter	39.71	32.03	32.53

Holders

Shareholders of record as of October 31, 2006: 3,871

Dividends Paid Per Share

Fiscal 2006		Fiscal 2005

Date Paid	Amount	Date Paid	Amount

October 3, 2005	$0.09	October 4, 2004	$0.07
January 9, 2006	0.09	January 5, 2005	0.07
April 3, 2006	0.09	April 4, 2005	0.07
July 10, 2006	0.09	July 6, 2005	0.07

Total	$0.36	Total	$0.28

On October 11, 2006, the Board of Directors declared a quarterly cash dividend of $0.10 per common share payable January 8, 2007 to shareholders of record as of December 8, 2006. We paid dividends of $0.36 per common share during Fiscal 2006 and $0.28 per common share during Fiscal 2005.

Issuer Purchases of Equity Securities

On April 12, 2006, the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $50 million. There is no time restriction on this authorization. As of August 26, 2006, there had been 970,000 shares, at an aggregate cost of $27.8 million, repurchased under this authorization, leaving approximately $22.2 million still available for additional purchases.

Under a previous authorization which was completed in April 2006, we repurchased 1,007,000 shares for $30.0 million during Fiscal 2006.

During Fiscal 2006, we repurchased a total of 1,977,000 shares for an aggregate consideration of approximately $57.8 million.

This table provides information with respect to purchases by us of shares of our common stock during each fiscal month of the fourth quarter of Fiscal 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

05/28/06 – 07/01/06	219,000	$28.43	219,000	$22,197,500
07/02/06 – 07/29/06	—	—	—	$22,197,500
07/30/06 – 08/26/06	—	—	—	$22,197,500

Total	219,000	$28.43	219,000	$22,197,500

Equity Compensation Plan Information

The following table provides information as of August 26, 2006 with respect to shares of our common stock that may be issued under our existing equity compensation plans:

(Adjusted for the 2-for-1 Stock Split on March 5, 2004) Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans [Excluding Securities Reflected in Column (a)]

Equity compensation plans approved by shareholders	1,591,676	(1)	$23.93	1,213,500	(2)
Equity compensation plans not approved by shareholders (3)	41,538	(4)	$19.06	N/A	(5)

Total	1,633,214		$23.81	1,213,500

(1)	This number includes 785,000 stock options granted under the 2004 Incentive Compensation Plan (the “Plan”). Also included are 806,676 options granted under the 1997 Stock Option Plan.
(2)

This number represents stock options available for grant under the Plan as of August 26, 2006. The Plan replaced the 1997 Stock Option Plan effective January 1, 2004. No new grants may be made under the 1997 Stock Option Plan. Any stock options previously granted under the 1997 Stock Option Plan will continue to vest and/or be exercisable in accordance with their original terms and conditions.

(3)

Our sole Equity Compensation Plan not previously submitted to our shareholders for approval is the Directors’ Deferred Compensation Plan. The Board of Directors may terminate the Directors’ Deferred Compensation Plan at any time. If not terminated earlier, the Directors’ Deferred Compensation Plan will automatically terminate on June 30, 2013. For a description of the key provisions of the Directors’ Deferred Compensation Plan, see the information in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held January 9, 2007 under the caption “Board of Directors, Committees of the Board and Corporate Governance - Director Compensation,” which information is incorporated by reference herein.

(4)	Represents shares of common stock underlying stock units, payable on a one-for-one basis, credited to stock unit accounts as of August 26, 2006 under the Directors’ Deferred Compensation Plan.
(5)

The table does not reflect a specific number of stock units which may be distributed pursuant to the Directors’ Deferred Compensation Plan. The Directors’ Deferred Compensation Plan does not limit the number of stock units issuable thereunder. The number of stock units to be distributed pursuant to the Directors’ Deferred Compensation Plan will be based on the amount of the director’s compensation deferred and the per share price of our common stock at the time of deferral.

ITEM 6. Selected Financial Data (See Pages 45 and 46)

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Winnebago Industries, Inc. is a leading motor home manufacturer with a proud history of manufacturing recreation vehicles for the last 48 years. Our current retail market share of Class A and Class C motor home retail sales is 18.9 percent for calendar year-to-date through August 2006 according to Statistical Surveys, Inc. There was a change in direction of the Company following our founder’s death in 1996. We divested ourselves of unprofitable business ventures with a strategy to refocus on producing quality motor homes in a profitable manner. We measure profitability by using five guidelines: return on assets (ROA), return on equity (ROE), return on invested capital (ROIC), operating income as a percent of net revenues, and net income as a percent of net revenues. Our primary goal is to be a leader in profitability in the recreation vehicle industry. Our financial performance for the last ten years is evidence of this focus on profitability. As a result of our performance, we have returned significant profits back to our shareholders through stock repurchases and dividends. For example, since 1997, we have repurchased 23.8 million shares of common stock (adjusted for the 2-for-1 stock split effective March 5, 2004) at an aggregate cost of approximately $336.3 million.

In Fiscal 2006, we saw two principal factors impact us financially: volume decline and a product mix shift. Industry retail sales per Statistical Surveys, Inc., of Class A and Class C motor homes calendar year-to-date through August were down 13.1 percent, we believe, in response to rising interest rates and record fuel prices. Although our volume decline was not as extreme as the industry retail decline due to the popularity of our new Class C product offerings, our volume did decrease 7.5 percent from last fiscal year. We also noted a trend in the motorized retail market during Fiscal 2006 towards lower-priced products. Consequently, we have seen a shift in the mix of products that we sold to more Class C and lower-priced Class A products. As a result of both lower volumes and the shift in mix to lower-priced products during Fiscal 2006, our net revenues decreased and our profit margins were negatively impacted. However, we remained solidly profitable overall in Fiscal 2006, with earnings of $44.7 million, or $1.37 per diluted share. We also generated a record level of operating cash flow in Fiscal 2006 of $113.3 million due in large part to aggressive management of inventory and receivable levels.

Company Outlook

The RV industry is cyclical and susceptible to slowdowns in the general economy. RV industry sales have been characterized by cycles of growth and contraction in consumer demand, reflecting prevailing economic, demographic and political conditions that affect disposable income for leisure-time activities. Some of the factors that contribute to this cyclicality include fuel availability and costs, interest rate levels, the level of discretionary spending and availability of credit and consumer confidence. An extended continuation of these conditions would materially adversely affect our business, results of operations and financial condition. The motorized portion of the recreation vehicle industry has experienced a volume decline now for over a year. We will continue to adjust our factory schedule as necessary to reflect the demand for our products. Should fuel prices remain lower than the record levels seen in the summer of 2006, interest rates continue to remain stable or decline and RV consumer sentiment begin to rise, the motor home market may improve next spring.

Order backlog for our motor homes was as follows:

	Year Ended

	Aug. 26, 2006	Product Mix %	Aug. 27, 2005	Product Mix %	Decrease	% Change

Class A gas	530	31.3	637	30.9	(107)	(16.8)
Class A diesel	270	15.9	336	16.3	(66)	(19.6)

Total Class A	800	47.2	973	47.2	(173)	(17.8)
Class C	896	52.8	1,086	52.8	(190)	(17.5)

Total backlog	1,696	100.0	2,059	100.0	(363)	(17.6)

Total approximate revenue dollars (in thousands)	$142,000		$170,000		$(28,000)	(16.5)

Dealer inventory (units)	4,733		4,794		(61)	(1.3)

We include in our backlog all accepted purchase orders from dealers shippable within the next six months. Orders in backlog can be canceled or postponed at the option of the purchaser at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Long-term demographics are favorable for us as our target market of consumers age 50 and older is expected to substantially increase over the next 30 years due to the aging of the baby boom market. Also, according to a 2005 study conducted by the University of Michigan, the age at which the motor home consumer is purchasing motor homes has broadened. Motor home buyers are entering the market earlier that in the past, as young as 35, and living active and healthier lives with more buyers remaining in the RV lifestyle over the age of 75. The study also indicates that owners are now using their motor homes for more than just traditional camping, having a positive impact on long-term motor home market growth. The study shows that motor homes are used to pursue consumers’ many lifestyle passions which may include riding their ATVs in the desert or going to motor sports events or tailgating at sporting events.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles (GAAP). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that we believe to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates and such differences could be material.

Our significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. We believe that the following accounting estimates and policies are the most critical to aid in fully understanding and evaluating our reported financial results and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board.

Revenue Recognition. Generally, revenues for motor homes are recorded when all of the following conditions are met: an order for a product has been received from a dealer, written or verbal approval for payment has been received from the dealer’s floorplan financing institution, and the product is delivered to the dealer who placed the order. Most sales are financed under floorplan financing arrangements with banks or finance companies.

Revenues from the sales of our OEM and motor home related parts are recorded as the products are shipped from our location. The title of ownership transfers on these products as they leave our location due to the freight terms of F.O.B. - Forest City, Iowa.

Postretirement Benefits Obligations and Costs. We provide certain health care and other benefits for retired employees, hired before April 1, 2001, who have fulfilled eligibility requirements at age 55 with 15 years of continuous service. Postretirement benefit liabilities are determined by actuaries using assumptions about the discount rate and health care cost-trend rates. A significant increase or decrease in interest rates could have a significant impact on our operating results. Further discussion of our postretirement benefit plan and related assumptions are included in Note 5.

Warranty. We provide with the purchase of any new motor home, a comprehensive 12-month/15,000-mile warranty and a 3-year/36,000-mile warranty on sidewalls and floors. Estimated costs related to product warranty are accrued at the time of sale and are based upon past warranty claims and unit sales history and adjusted as required to reflect actual costs incurred, as information becomes available. A significant increase in dealership labor rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize. We also incur costs as a result of additional service actions not covered by our warranties, including product recalls and customer satisfaction actions. Estimated costs are accrued at the time the service action is implemented and are based upon past claim rate experiences and the estimated cost of the repairs. Further discussion of our warranty costs and associated accruals are included in Note 4 to the Consolidated Financial Statements.

Repurchase Commitments. Generally, companies in the RV industry enter into repurchase agreements with lending institutions which have provided wholesale floorplan financing to dealers. Our repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed motor homes. The agreements also provide that our liability will not exceed 100 percent of the dealer invoice and provide for periodic liability reductions based on the time since the date of the original invoice. These repurchase obligations generally expire upon the earlier to occur of (i) the dealer’s sale of the financed unit or (ii) one year from the date of the original invoice. Our obligation under these repurchase agreements are reduced by the proceeds received upon the resale of any repurchased unit. The gross repurchase obligation will vary depending on the season and the level of dealer inventories. Past losses under these agreements have not been significant. Further discussion of our repurchase obligations is included in Note 6 to the Consolidated Financial Statements.

Stock-Based Compensation. Historically, we have granted stock options to our key employees and nonemployee directors as part of their compensation. The amount of stock option compensation expense incurred and to be incurred in future periods is dependent upon a number of factors, such as the number of options granted, the timing of incentive stock option exercises and actual forfeiture rates. We estimate the fair value of all stock option awards as of the date of grant by applying the Black-Scholes option-pricing model. The application of this valuation model involves assumptions, some of which are judgmental and highly sensitive, in the determination of stock option compensation expense. These assumptions include our expected stock price volatility and the expected life of our stock options, which are based primarily on our historical experience. The fair value of each option is amortized into compensation expense on a straight-line basis over the requisite service period or to an employee’s eligible retirement date, if earlier. This is because our options typically vest over three years or upon retirement if earlier; thus, options are expensed immediately upon grant for retirement eligible employees which results in relatively higher expense in the period of grant (typically our first fiscal quarter) and relatively less expense in the remaining quarters in a fiscal year. (See Note 9 to the Consolidated Financial Statements)

Other. We have reserves for other loss exposures, such as litigation, taxes, product liability, worker’s compensation, employee medical claims, inventory and accounts receivable. We also have loss exposure on loan guarantees. Establishing loss reserves for these matters requires the use of estimates and judgment in regards to risk exposure and ultimate liability. We estimate losses under the programs using consistent and appropriate methods; however, changes in assumptions could materially affect our recorded liabilities for loss.

Results of Operations

Fiscal 2006 Compared to Fiscal 2005

The following is an analysis of changes in key items included in the consolidated statements of income for the year ended August 26, 2006 compared to the year ended August 27, 2005.

	Year Ended

(In thousands, except percent and per share data)	Aug. 26, 2006	% of Revenues	Aug. 27, 2005	% of Revenues	(Decrease) Increase	% Change

Net revenues	$864,403	100.0	$991,975	100.0	$(127,572)	(12.9)
Cost of goods sold	759,502	87.9	854,997	86.2	(95,495)	(11.2)

Gross profit	104,901	12.1	136,978	13.8	(32,077)	(23.4)
Selling	19,619	2.2	19,936	2.0	(317)	(1.6)
General and administrative	22,184	2.6	18,787	1.9	3,397	18.1

Operating income	63,098	7.3	98,255	9.9	(35,157)	(35.8)
Financial income	5,097.6		2,635.3		2,462	93.4
Provision for taxes	23,451	2.7	35,817	3.6	(12,366)	(34.5)

Net income	$44,744	5.2	$65,073	6.6	$(20,329)	(31.2)

Diluted income per share	$1.37		$1.92		$(0.55)	(28.6)

Fully diluted average shares outstanding	32,550		33,812		(1,262)	(3.7)

Unit deliveries consisted of the following:

	Year Ended

Motor home unit deliveries	Aug. 26, 2006	Product Mix %	Aug. 27, 2005	Product Mix %	(Decrease) Increase	% Change

Class A gas	2,961	30.1	4,527	42.6	(1,566)	(34.6)
Class A diesel	1,494	15.2	2,147	20.2	(653)	(30.4)

Total Class A	4,455	45.3	6,674	62.8	(2,219)	(33.2)
Class C	5,388	54.7	3,963	37.2	1,425	36.0

Total deliveries	9,843	100.0	10,637	100.0	(794)	(7.5)

Net revenues for the year ended August 26, 2006 decreased $127.6 million, or 12.9 percent, primarily as a result of a 7.5 percent decrease in unit deliveries. Net revenues declined at a higher rate than deliveries due to a shift in product mix weighted more heavily towards lower-priced products, particularly Class C motor homes, which resulted in a 7.7 percent decrease in our average selling price of motor homes during the fiscal year. The increase in Class C unit deliveries of 36.0 percent in Fiscal 2006 was primarily due to the popularity of new product offerings, such as the Winnebago View and Itasca Navion Class C diesels. In contrast, the overall market for Class C motor homes decreased 6.2 percent for the eight months ended August 31, 2006 according to statistics published by RVIA.

Gross profit margin decreased from 13.8 percent during Fiscal 2005 to 12.1 percent during Fiscal 2006. The deterioration in margin was primarily due to the change in our mix to lower-priced products with lower margins and higher fixed costs per unit of production resulting from lower production volumes. Also contributing, to a lesser extent, to the reduced margin was stock option expense recorded as a result of the adoption of SFAS No. 123R. Partially offsetting the decline in gross profit margin was the liquidation of last-in, first-out (LIFO) inventory values as a result of a significant reduction of inventory levels during 2006. (See Note 3 to the Consolidated Financial Statements)

Selling expenses decreased $317,000, or 1.6 percent, during fiscal year ended August 26, 2006. However, as a percent of net revenues, selling expenses were 2.2 percent during Fiscal 2006 compared to 2.0 percent for Fiscal 2005. The decrease in dollars was due primarily to lower advertising expenses offset partially by the recording of stock option expense as a result of the adoption of SFAS No. 123R.

General and administrative expenses increased $3.4 million, or 18.1 percent, during Fiscal 2006. The increase in expense was due primarily to the recording of stock option expense and to a lesser extent an increase in our product liability expense offset partially by a reduction in management incentive compensation expense.

Financial income increased $2.5 million, or 93.4 percent, during the fiscal year ended August 26, 2006. The increase in financial income during Fiscal 2006 was due to a higher average interest rate earned on investments and a higher average short-term investment balance.

The overall effective income tax rate decreased to 34.4 percent for Fiscal 2006 from 35.5 percent for Fiscal 2005. The decrease was primarily a result of the domestic production activities credit of the American Jobs Creation Act and an increase in tax-free investment income offset partially by incentive stock option expense not deductible for tax purposes.

Net income decreased by 31.2 percent and income per diluted share decreased by 28.6 percent when comparing Fiscal 2006 to Fiscal 2005. The smaller percentage decrease in income per diluted share was due to a lower number of shares of common stock outstanding during the fiscal year ended August 26, 2006, as a result of shares of common stock repurchased by the Company. (See Note 11 to the Consolidated Financial Statements)

Fiscal 2005 Compared to Fiscal 2004

The following is an analysis of changes in key items included in the consolidated statements of income for the year ended August 27, 2005 compared to the year ended August 28, 2004.

	Year Ended

(In thousands, except percent and per share data)	Aug. 27, 2005	% of Revenues	Aug. 28, 2004	% of Revenues	(Decrease) Increase	% Change

Net revenues	$991,975	100.0	$1,114,154	100.0	$(122,179)	(11.0)
Cost of goods sold	854,997	86.2	951,985	85.4	(96,988)	(10.2)

Gross profit	136,978	13.8	162,169	14.6	(25,191)	(15.5)
Selling	19,936	2.0	20,764	1.9	(828)	(4.0)
General and administrative	18,787	1.9	30,607	2.7	(11,820)	(38.6)

Operating income	98,255	9.9	110,798	10.0	(12,543)	(11.3)
Financial income	2,635.3		1,436.1		1,199	83.5
Provision for taxes	35,817	3.6	41,593	3.8	(5,776)	(13.9)

Net income	$65,073	6.6	$70,641	6.3	$(5,568)	(7.9)

Diluted income per share	$1.92		$2.03		$(0.11)	(5.4)

Fully diluted average shares outstanding	33,812		34,789		(977)	(2.8)

Unit deliveries consisted of the following:

	Year Ended

Motor home unit deliveries	Aug. 27, 2005	Product Mix %	Aug. 28, 2004	Product Mix %	Decrease	% Change

Class A gas	4,527	42.6	5,277	42.2	(750)	(14.2)
Class A diesel	2,147	20.2	2,831	22.6	(684)	(24.2)

Total Class A	6,674	62.8	8,108	64.8	(1,434)	(17.7)
Class C	3,963	37.2	4,408	35.2	(445)	(10.1)

Total deliveries	10,637	100.0	12,516	100.0	(1,879)	(15.0)

Net revenues decreased $122.2 million or 11.0 percent during the fiscal year ended August 27, 2005, while unit deliveries decreased 15.0 percent. The percentage decrease in net revenues was less than the percentage decrease in unit deliveries due to an increase in the average sales price per unit when comparing the two fiscal years. In Fiscal 2005, the decrease in deliveries, especially in Class A motor homes which are higher priced, was a result of lower consumer confidence caused primarily by increases in fuel costs.

Gross profit as a percentage of net revenue decreased 0.8 percent from Fiscal 2004 to Fiscal 2005. The gross profit percentage of 13.8 percent for Fiscal 2005 was unfavorably impacted by a decrease in production volume which increased fixed costs per unit of production and resulted in a decline in manufacturing efficiencies. Partially offsetting this decrease was a reduction in net postretirement health care benefit expense of $6.0 million due to a plan amendment made at the beginning of the fiscal year which established maximum employer contributions to be paid in Fiscal 2005 and subsequent years.

Selling expenses decreased 4.0 percent or $828,000 from Fiscal 2004 to Fiscal 2005. The decrease was primarily a result of a reduction in incentive compensation to our field sales force and a reduction in net postretirement health care benefit expense.

General and administrative expenses decreased 38.6 percent or $11.8 million from Fiscal 2004 to Fiscal 2005. The decrease was primarily a result of a $7.3 million charge that was recorded in Fiscal 2004 in connection with a lawsuit settlement relating to deferred compensation and in Fiscal 2005, a reduction of approximately $4.2 million in management incentive compensation costs and a reduction in net postretirement health care benefit expense.

Financial income increased 83.5 percent when comparing Fiscal 2005 ($2.6 million) to Fiscal 2004 ($1.4 million). The increase in financial income when comparing the two periods was due primarily to a higher average rate of return and more cash available for investing during the year ended August 27, 2005.

The overall effective income tax rate decreased to 35.5 percent for Fiscal 2005 from 37.1 percent for Fiscal 2004. The decrease was primarily due to the elimination of nondeductible losses in Winnebago Health Care Management Company, a subsidiary of the Company.

Net income and earnings per diluted share decreased by 7.9 and 5.4 percent, respectively, when comparing the year ended August 27, 2005 to the year ended August 28, 2004. The difference in percentages was primarily due to a lower number of outstanding shares of the Company’s common stock during the fiscal year ended August 27, 2005 as a result of the repurchases of approximately 860,000 shares of the Company’s common stock.

Analysis of Financial Condition, Liquidity and Resources

In recent fiscal years, we have generated substantial cash from operations, which has enabled us to meet our working capital needs and make appropriate investments in manufacturing equipment and facilities, as well as pay increased cash dividends and repurchase stock. Cash and cash equivalents totaled $24.9 million and $19.5 million as of August 26, 2006 and August 27, 2005, respectively. Short-term investments consisting primarily of highly liquid investments totaled $130.0 million and $93.1 million as of August 26, 2006 and August 27, 2005, respectively. Working capital at August 26, 2006 and August 27, 2005 was $187.0 million and $197.5 million, respectively, a decrease of $10.5 million. We have no long-term debt. We currently expect our cash on hand and funds from operations to be sufficient to cover both short- and long-term operation requirements.

Operating Activities

Cash provided by operating activities was $113.3 million in Fiscal 2006, or $34.5 million higher when compared to Fiscal 2005. The increase in net cash provided by operating activities was primarily attributable to a significant decrease in our finished goods and work-in-process inventories and a significant decrease in our accounts receivables year end balance which was partially offset by a decrease in net income.

Investing Activities

Uses of cash for investing activities were for manufacturing equipment and facilities purchases of $4.8 million for the fiscal year ended August 26, 2006, compared to $9.7 million during the fiscal year ended August 27, 2005. We purchased $214.8 million of short-term investments and received proceeds of $178.0 million from the sale or maturity of short-term investments during the fiscal year ended August 26, 2006. During the fiscal year ended August 27, 2005, we purchased $255.0 million of short-term investments and received proceeds of $213.0 million from the sale or maturity of short-term investments.

Financing Activities

Primary uses of cash in financing activities for the fiscal year ended August 26, 2006 were $57.8 million for the repurchases of our common stock and payments of $11.7 million in dividends. Primary uses of cash in financing activities for the fiscal year ended August 27, 2005 were $26.8 million for the repurchase of our common stock and $9.4 million for the payment of dividends. (See Consolidated Statements of Cash Flows)

Anticipated Use of Funds

Repurchases of up to $22.2 million of our outstanding shares of common stock remain available under the April 12, 2006 Board of Directors authorization.

Estimated uses at August 26, 2006 of our liquid assets for Fiscal 2007 include $12.5 million for payments of cash dividends. Additionally, spending for capital expenditures, primarily for manufacturing equipment and facilities, is expected to be similar to the level of Fiscal 2006.

On October 11, 2006, the Board of Directors declared a quarterly cash dividend of $0.10 per common share payable January 8, 2007 to shareholders of record as of December 8, 2006.

Contractual Obligations And Commercial Commitments

Our principal contractual obligations and commercial commitments as of August 26, 2006 were as follows:

(In thousands)	Payments Due By Period

Contractual Obligations	Total	Fiscal 2007	Fiscal 2008-2009	Fiscal 2010-2011	More Than 5 Years

Operating leases (1)	$215	$108	$85	$22	$—
Executive share option obligations (2) (3)	10,673	—	—	—	—
Deferred compensation obligations (3)	26,576	1,442	5,198	5,185	14,751
Postretirement health care obligations (3)	51,486	903	2,181	2,840	45,562

Total contractual cash obligations	$88,950	$2,453	$7,464	$8,047	$60,313

(In thousands)	Amount of Commitment Expiration By Period

Commercial Commitments	Total	Fiscal 2007	Fiscal 2008-2009	Fiscal 2010-2011	More Than 5 Years

Guarantees (1)	$5,268	$3,482	$1,786	$—	$—
Formal repurchase obligations (1)	278,564	278,564	—	—	—

Total commitments	$283,832	$282,046	$1,786	$—	$—

(1)	See Note 6 to the Consolidated Financial Statements.
(2)	Payments by period cannot be determined as the participating individual may elect to exercise part or all of an option at their discretion.
(3)	See Note 5 to the Consolidated Financial Statements.

New Accounting Pronouncements

See Note 1.

Impact of Inflation

Historically, the impact of inflation on our operations has not been significantly detrimental, as we have usually been able to adjust our prices to reflect the inflationary impact on the cost of manufacturing our product. In recent months, the costs of a number of raw materials and component parts utilized in manufacturing our motor homes have increased. While we have been able to pass on these increases historically, in the event we are unable to continue to do so, future increases in manufacturing costs could have a material adverse effect on our results of operations.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

As of August 26, 2006, we have an investment portfolio of cash and cash equivalents of $24.9 million and available-for-sale securities of $130.0 million. Taking into account the credit risk criteria of our investment policy, the primary market risk associated with these investments is interest rate risk and a decline in value if market interest rates increase. However, we have the ability to hold our fixed income investments until maturity or for the typical Dutch auction period (an average of 73 days) and based upon historical experience, we do not believe there are significant risks of a failed Dutch auction. Therefore, we would not expect to recognize a material adverse impact in income or cash flows in the event of a decline in value due to an increase in market interest rates.

ITEM 8. Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Winnebago Industries, Inc. and its subsidiaries (the “Company”) is responsible for establishing and maintaining effective internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. The Company’s internal control over financial reporting is a process designed, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting is supported by written policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

In addition, the Audit Committee of the Board of Directors, consisting solely of independent directors, meets periodically with management, the internal auditors and the independent registered public accounting firm to review internal accounting controls, audit results and accounting principles and practices and annually recommends to the Board of Directors the selection of the independent registered public accounting firm.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of the Company’s annual consolidated financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.

Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of August 26, 2006.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an unqualified attestation report included herein, on management’s assessment of internal control over financial reporting.

/s/ Bruce D. Hertzke	/s/ Sarah N. Nielsen

Bruce D. Hertzke	Sarah N. Nielsen
Chairman of the Board and	Vice President,
Chief Executive Officer	Chief Financial Officer

November 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Winnebago Industries, Inc.
Forest City, Iowa

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Winnebago Industries, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of August 26, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO framework). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of August 26, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 26, 2006, based on the criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended August 26, 2006, of the Company and our report dated November 9, 2006, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Minneapolis, Minnesota

November 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Winnebago Industries, Inc.
Forest City, Iowa

We have audited the accompanying consolidated balance sheets of Winnebago Industries, Inc. and subsidiaries (the “Company”) as of August 26, 2006 and August 27, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended August 26, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements referred to above. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 26, 2006 and August 27, 2005, and the results of their operations and their cash flows for each of the three years in the period ended August 26, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for share-based payments to conform to Statement of Financial Accounting Standards No. 123R in the quarter ended November 26, 2005.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of August 26, 2006, based on the criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 9, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Minneapolis, Minnesota

November 9, 2006

Winnebago Industries, Inc.
Consolidated Statements of Income

	Year Ended

(In thousands, except per share data)	August 26, 2006	August 27, 2005	August 28, 2004

Net revenues	$864,403	$991,975	$1,114,154
Cost of goods sold	759,502	854,997	951,985

Gross profit	104,901	136,978	162,169

Operating expenses:
Selling	19,619	19,936	20,764
General and administrative	22,184	18,787	30,607

Total operating expenses	41,803	38,723	51,371

Operating income	63,098	98,255	110,798
Financial income	5,097	2,635	1,436

Income before income taxes	68,195	100,890	112,234

Provision for taxes	23,451	35,817	41,593

Net income	$44,744	$65,073	$70,641

Income per common share:
Basic	$1.39	$1.95	$2.06

Diluted	$1.37	$1.92	$2.03

Weighted average common shares outstanding:
Basic	32,265	33,382	34,214
Diluted	32,550	33,812	34,789

See notes to consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Balance Sheets

(In thousands, except per share data)	August 26, 2006	August 27, 2005

Assets

Current assets:
Cash and cash equivalents	$24,934	$19,484
Short-term investments	129,950	93,100
Receivables, less allowance for doubtful accounts ($164 and $270, respectively)	20,859	40,910
Inventories	77,081	120,655
Prepaid expenses and other assets	5,269	4,333
Deferred income taxes	9,067	9,610

Total current assets	267,160	288,092

Property and equipment, at cost:
Land	946	1,000
Buildings	59,378	60,282
Machinery and equipment	99,839	100,601
Transportation equipment	9,561	9,487

Total property and equipment, at cost	169,724	171,370
Accumulated depreciation	(112,817)	(107,517)

Total property and equipment, net	56,907	63,853

Investment in life insurance	20,814	22,066
Deferred income taxes	25,002	24,997
Other assets	14,832	13,952

Total assets	$384,715	$412,960

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$27,923	$34,660
Income taxes payable	7,876	4,458
Accrued expenses:
Accrued compensation	12,498	16,380
Product warranties	9,523	12,183
Self-insurance	7,842	6,728
Promotional	5,253	5,495
Accrued dividends	3,109	2,963
Other	6,098	7,756

Total current liabilities	80,122	90,623

Postretirement health care and deferred compensation benefits, net of current portion	86,271	86,450

Contingent liabilities and commitments
Stockholders’ equity:
Capital stock common, par value $0.50; authorized 60,000 shares, issued 51,776 shares	25,888	25,888
Additional paid-in capital	22,268	16,811
Retained earnings	480,446	447,518
Treasury stock, at cost (20,633 and 18,787 shares, respectively)	(310,280)	(254,330)

Total stockholders’ equity	218,322	235,887

Total liabilities and stockholders’ equity	$384,715	$412,960

See notes to consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

			Additional				Total
(In thousands	Common Shares		Paid-In	Retained	Treasury Stock		Stockholders’
except per share data)	Number	Amount	Capital	Earnings	Number	Amount	Equity

Balance, August 30, 2003	25,888	$12,944	$25,969	$331,039	(7,659)	$(159,326)	$210,626

Exercise of stock options	—	—	(1,074)	—	520	5,939	4,865
Issuance of stock to directors	—	—	46	—	4	42	88
Tax benefit of stock options	—	—	2,573	—	—	—	2,573
Repurchase of common stock	—	—	—	—	(3,401)	(77,668)	(77,668)
Cash dividends paid and accrued on common stock - $0.27 per share (1)	—	—	—	(9,250)	—	—	(9,250)
Stock split - 2-for-1 March 5, 2004	25,888	12,944	(12,944)	—	(7,659)	—	—
Net income	—	—	—	70,641	—	—	70,641

Balance, August 28, 2004	51,776	$25,888	$14,570	$392,430	(18,195)	$(231,013)	$201,875

Exercise of stock options	—	—	992	—	263	3,408	4,400
Issuance of stock to directors	—	—	72	—	5	71	143
Tax benefit of stock options	—	—	1,177	—	—	—	1,177
Repurchase of common stock	—	—	—	—	(860)	(26,796)	(26,796)
Cash dividends paid and accrued on common stock - $0.30 per share	—	—	—	(9,985)	—	—	(9,985)
Net income	—	—	—	65,073	—	—	65,073

Balance, August 27, 2005	51,776	$25,888	$16,811	$447,518	(18,787)	$(254,330)	$235,887

Exercise of stock options	—	—	143	—	123	1,735	1,878
Issuance of stock to directors	—	—	135	—	8	117	252
Tax benefit of stock options	—	—	537	—	—	—	537
Repurchase of common stock	—	—	—	—	(1,977)	(57,802)	(57,802)
Stock-based compensation	—	—	4,642	—	—	—	4,642
Cash dividends paid and accrued on common stock - $0.37 per share	—	—	—	(11,816)	—	—	(11,816)
Net income	—	—	—	44,744	—	—	44,744

Balance, August 26, 2006	51,776	$25,888	$22,268	$480,446	(20,633)	$(310,280)	$218,322

See notes to consolidated financial statements.

(1)	Adjusted for the 2-for-1 stock split on March 5, 2004.

Winnebago Industries, Inc.
Consolidated Statements of Cash Flows

	Year Ended

(In thousands)	August 26, 2006	August 27, 2005	August 28, 2004

Operating activities:
Net income	$44,744	$65,073	$70,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,635	9,999	9,628
Stock-based compensation	4,894	143	88
Postretirement benefit income and deferred compensation expense	1,319	1,181	14,063
Deferred income taxes	538	3,424	(7,615)
Provision for doubtful accounts	161	119	73
Loss on disposal of property	156	80	82
Other	73	433	318
Increase in cash surrender value of life insurance policies	(976)	(999)	(1,559)
Excess tax benefit of stock options	(501)	—	—
Change in assets and liabilities:
Inventories	43,574	10,078	(16,451)
Receivables and prepaid assets	18,954	5,576	(16,764)
Income taxes payable	3,955	1,301	8,332
Accounts payable and accrued expenses	(13,300)	(16,776)	6,195
Postretirement and deferred compensation benefits	(971)	(868)	(259)

Net cash provided by operating activities	113,255	78,764	66,772

Investing activities:
Purchases of short-term investments	(214,825)	(255,023)	(145,382)
Proceeds from the sale or maturity of short-term investments	177,975	213,023	184,391
Purchases of property and equipment	(4,830)	(9,653)	(10,588)
Proceeds from the sale of property	594	154	201
Other	374	(430)	(519)

Net cash (used in) provided by investing activities	(40,712)	(51,929)	28,103

Financing activities:
Payments for purchase of common stock	(57,802)	(26,796)	(77,668)
Payments of cash dividends	(11,670)	(9,400)	(6,899)
Proceeds from exercise of stock options	1,878	4,400	4,865
Excess tax benefit of stock options	501	—	—

Net cash used in financing activities	(67,093)	(31,796)	(79,702)

Net increase (decrease) in cash and cash equivalents	5,450	(4,961)	15,173
Cash and cash equivalents at beginning of year	19,484	24,445	9,272

Cash and cash equivalents at end of year	$24,934	$19,484	$24,445

Supplemental cash flow disclosure:
Income taxes paid	$18,958	$31,452	$40,863
Interest paid	—	—	80

See notes to consolidated financial statements.

Winnebago Industries, Inc.
Notes to Consolidated Financial Statements

Note 1: Nature of Business and Significant Accounting Policies

We are a leading U.S. manufacturer of motor homes, self-contained RVs used primarily in leisure travel and outdoor recreation activities. The RV market is highly competitive, both as to price and quality of the product. We believe our principal competitive advantages are our brand name recognition, the quality of our products and our warranty and service capability. We also believe that our prices are competitive with the competitions’ units of comparable size and quality.

Principles of Consolidation

The consolidated financial statements include the parent company and subsidiary companies. All material intercompany balances and transactions with subsidiaries have been eliminated.

Fiscal Period

We follow a 52/53-week fiscal year period. The financial statements presented are all 52-week periods.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of highly liquid investments with an original maturity of three months or less. The carrying amount approximates fair value due to the short maturity of the investments.

Fair Value Disclosures of Financial Instruments

All financial instruments are carried at amounts believed to approximate fair value.

Derivative Instruments and Hedging Activities

All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. Our policy is to not enter into contracts with terms that cannot be designated as normal purchases or sales.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on historical loss experience and any specific customer collection issues identified. Additional amounts are provided through charges to income as we believe necessary after evaluation of receivables and current economic conditions. Amounts which are considered to be uncollectible are written off and recoveries of amounts previously written off are credited to the allowance upon recovery.

Inventories

Inventories are valued at the lower of cost or market, with cost being determined by using the last-in, first-out (LIFO) method and market defined as net realizable value.

Property and Equipment

Depreciation of property and equipment is computed using the straight-line method on the cost of the assets, less allowance for salvage value where appropriate, at rates based upon their estimated service lives as follows:

Asset Class	Asset Life

Buildings	10-30 yrs.
Machinery and equipment	3-10 yrs.
Transportation equipment	3-6 yrs.

We review our long-lived depreciable assets for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable from future cash flows. As of August 26, 2006 and August 27, 2005, we have determined there were no impairments.

Winnebago Industries, Inc.
Notes to Consolidated Financial Statements (Continued)

Income Taxes

We account for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. This Statement requires recognition of deferred assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse.

Legal

Our accounting policy regarding litigation expense is to accrue for probable exposure including estimated defense costs if we are able to estimate the financial impact.

Revenue Recognition

Generally, revenues for motor homes are recorded when all of the following conditions are met: an order for a product has been received from a dealer, written or verbal approval for payment has been received from the dealer’s floorplan financing institution, and the product is delivered to the dealer who placed the order. Most sales are financed under floorplan financing arrangements with banks or finance companies.

Revenues of our OEM components and motor home related parts are recorded as the products are shipped from our location. The title of ownership transfers on these products as they leave our location due to the freight terms of F.O.B. - Forest City, Iowa.

Sales Promotions and Incentives

We accrue for estimated sales promotions and incentive expenses, which are recognized as a reduction to revenues, at the time of sale to the dealer or when the sales incentive is offered. Examples of sales promotion and incentive programs include dealer and consumer rebates, volume discounts, retail financing programs and sales associate incentives. Sales promotion and incentive expenses are estimated based on current programs and historical rates.

Shipping Revenues and Expenses

Shipping revenues for products shipped are included within sales, while shipping expenses are included within cost of goods sold.

Research and Development

Research and development expenditures are expensed as incurred. Development activities generally relate to creating new products and improving or creating variations of existing products to meet new applications. During Fiscal 2006, 2005 and 2004, we spent approximately $3.9 million, $3.6 million and $3.7 million, respectively, on research and development activities.

Income Per Common Share

Basic income per common share is computed by dividing net income by the weighted average common shares outstanding during the period.

Diluted income per common share is computed by dividing net income by the weighted average common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock options. (See Note 11 to the Consolidated Financial Statements)

Reclassifications

Certain reclassifications have been made to prior year information on the financial statement and footnotes to conform to the current year presentation.

New Accounting Pronouncements

In December 2004, the FASB staff issued FASB Staff Position FSP FASB 109-1 that provides guidance on the application of FASB Statement No. 109, Accounting for Income Taxes, to the provision within the American Jobs Creation Act of 2004 that provides a tax deduction on qualified production activities and was effective upon issuance. This FSP affected our financial position and results of operations by reducing our effective tax rate by approximately one percentage point for Fiscal 2006.

SFAS 109 has been amended by FIN 48, Accounting for Uncertainty in Income Taxes. The amendment establishes a consistent threshold for recognizing current and deferred income taxes and results in increased comparability in how

Winnebago Industries, Inc.
Notes to Consolidated Financial Statements (Continued)

companies report income tax assets and liabilities. The effective date of FIN 48 is for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this pronouncement on our future consolidated financial statements.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements. This statement provides a definition of fair value and a consistent basis by which to measure fair value. The statement is effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. We are currently evaluating the impact of this pronouncement on our future consolidated financial statements.

Stock-Based Compensation

Effective August 28, 2005, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (123R), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS No. 123R; accordingly, results from prior periods have not been restated. (See Note 9 to the Consolidated Financial Statements)

The table below illustrates the effect on net earnings and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during Fiscal 2005 and Fiscal 2004.

	Year Ended
(In thousands, except per share data)	August 27, 2005	August 28, 2004

Net income
As reported	$65,073	$70,641
Pro forma	62,035	68,271
Income per share (basic)
As reported	$1.95	$2.06
Pro forma	1.86	2.00
Income per share (diluted)
As reported	$1.92	$2.03
Pro forma	1.84	1.97

Weighted average shares outstanding for basic earnings per share	33,382	34,214
Weighted average shares outstanding assuming dilution	33,755	34,662

Note 2: Short-Term Investments - Available-for-Sale Securities

We had approximately $130.0 million and $93.1 million in short-term investments as of August 26, 2006 and August 27, 2005, respectively. Our short-term investments consist of auction rate preferred securities, variable rate auction preferred stock and other investment-grade marketable debt securities. These investments, a portion which have stated maturities beyond one year, may be classified as short-term based on their highly liquid nature and because these securities represent the investment of cash that is available for current operations. Our short-term investments are classified as available-for-sale securities due to our intent regarding these securities. As of August 26, 2006 and August 27, 2005, there were no unrealized gains or losses associated with these investments.

Note 3: Inventories

Inventories consist of the following:

(In thousands)	August 26, 2006	August 27, 2005

Finished goods	$33,420	$67,998
Work-in-process	35,166	45,657
Raw materials	40,080	38,461

	108,666	152,116
LIFO reserve	(31,585)	(31,461)

	$77,081	$120,655

The above value of inventories, before reduction for the LIFO reserve, approximates replacement cost at the respective dates.

Winnebago Industries, Inc.
Notes to Consolidated Financial Statements (Continued)

During Fiscal 2006, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory values, the effect of which decreased cost of goods sold by $4.0 million and increased net income by $2.6 million or $0.08 per share.

Note 4: Warranty

We provide our motor home customers a comprehensive 12-month/15,000-mile warranty on the coach, and a 3-year/36,000-mile warranty on sidewalls and floors. We record a liability based on our estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Changes in our product warranty liability during Fiscal 2006 and Fiscal 2005 are as follows:

(In thousands)	August 26, 2006	August 27, 2005

Balance at beginning of year	$12,183	$13,356
Provision	10,354	13,469
Claims paid	(13,014)	(14,642)

Balance at end of year	$9,523	$12,183

In addition to the costs associated with the contractual warranty coverage provided on our motor homes, we also occasionally incur costs as a result of additional service actions not covered by our warranties, including product recalls and customer satisfaction actions. We estimate the cost of these service actions using past claim rate experiences and the estimated cost of the repairs. Estimated costs are accrued at the time the service action is implemented and included in cost of sales in our Consolidated Statements of Income and as other accrued expenses in our Consolidated Balance Sheets.

Changes in our reserve for customer service actions during Fiscal 2006 and Fiscal 2005 are as follows:

(In thousands)	August 26, 2006	August 27, 2005

Balance at beginning of year	$624	$928
Provision	269	212
Claims paid	(388)	(516)

Balance at end of year	$505	$624

Note 5: Employee and Retiree Benefits

Long-term postretirement health care and deferred compensation benefits are as follows:

(In thousands)	August 26, 2006	August 27, 2005

Postretirement health care benefit cost (1)	$50,583	$51,554
Deferred compensation liability (2)	25,015	25,000
Executive share option plan liability	10,673	9,896

Total postretirement health care and deferred compensation benefits	$86,271	$86,450

(1)	The current portion of accrued postretirement benefit cost of $903,000 and $936,000 as of August 26, 2006 and August 27, 2005, respectively, is included within other accrued expenses.
(2)	The current portion of deferred compensation liability of $1.6 million and $2.0 million as of August 26, 2006 and August 27, 2005, respectively, is included within accrued compensation.

Winnebago Industries, Inc.
Notes to Consolidated Financial Statements (Continued)

Postretirement Health Care Benefits

We provide certain health care and other benefits for retired employees hired before April 1, 2001, who have fulfilled eligibility requirements at age 55 with 15 years of continuous service. Retirees are required to pay a monthly premium for medical coverage based on years of service at retirement and then current age. Our postretirement health care plan currently is not funded. We use a September 1 measurement date for this plan. The status of the plan is as follows:

(In thousands)	August 26, 2006	August 27, 2005

Change in benefit obligation:
Accumulated benefit obligation, beginning of year	$33,672	$30,494
Interest cost	1,826	1,809
Actuarial (gain) loss	(3,697)	1,078
Service cost	931	910
Net benefits paid	(814)	(619)

Benefit obligation, end of year	$31,918	$33,672

Funded status	$—	$—
Accumulated benefit obligation in excess of plan assets	31,918	33,672
Unrecognized cost:
Net actuarial loss	(19,327)	(24,325)
Prior service cost	38,895	43,143

Accrued postretirement health care benefit cost (short-term and long-term)	$51,486	$52,490

Effective September 2004, we amended our postretirement health care benefit by establishing a maximum employer contribution amount which resulted in a $40.4 million reduction of the accumulated postretirement benefit obligation. This amendment significantly reduced the net postretirement health care expense in Fiscal 2006 and Fiscal 2005.

The discount rate used in determining the accumulated postretirement benefit obligation was 6.0 percent at August 26, 2006 and 5.5 percent at August 27, 2005. The average assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligations as of August 26, 2006 was 8.5 percent, decreasing each successive year until it reaches 4.5 percent in 2015 after which it remains constant.

Net periodic postretirement benefit (income) expense for the past three fiscal years consisted of the following components:

(In thousands)	August 26, 2006	August 27, 2005	August 28, 2004

Interest cost	$1,826	$1,809	$3,787
Service cost	931	910	2,536
Net amortization and deferral	(2,948)	(2,978)	71

Net periodic postretirement benefit (income) expense	$(191)	$(259)	$6,394

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

(In thousands)	One Percentage Point Increase	One Percentage Point Decrease

Effect on total of service and interest cost components	$16	$(19)
Effect on postretirement benefit obligation	$268	$(321)

Winnebago Industries, Inc.
Notes to Consolidated Financial Statements (Continued)

Expected future benefit payments for postretirement health care for the next ten years are as follows:

(In thousands)
Year Ended	Amount

2007	$903
2008	1,026
2009	1,155
2010	1,328
2011	1,512
2012 - 2016	10,040

$15,964

The expected benefits have been estimated based on the same assumptions used to measure our benefit obligation as of August 26, 2006 and include benefits attached to estimated future employees’ services.

Deferred Compensation Benefits

Non-Qualified Deferred Compensation Program

We have a Non-Qualified Deferred Compensation Program which permitted key employees to annually elect (via individual contracts) to defer a portion of their compensation until their retirement. The plan has been closed to any additional deferrals since January 2001. The retirement benefit to be provided is based upon the amount of compensation deferred and the age of the individual at the time of the contracted deferral. An individual generally vests at the later of age 55 and five years of service since the deferral was made. For deferrals prior to December 1992, vesting occurs at the later of age 55 and five years of service from first deferral or 20 years of service. Deferred compensation expense was $1.5 million, $1.5 million and $7.7 million in Fiscal 2006, 2005 and 2004, respectively. Total deferred compensation liabilities were $26.6 million and $27.0 million at August 26, 2006 and August 27, 2005, respectively.

To assist in funding the deferred compensation liability, we have invested in corporate-owned life insurance policies. The cash surrender value of these policies are presented as investment in life insurance in the accompanying consolidated balance sheets and consist of the following components:

(In thousands)	2006	2005

Cash value	$37,417	$37,116
Borrowings	(20,838)	(19,403)

Cash surrender value	$16,579	$17,713

Non-Qualified Share Option Program

In addition, we have a Non-Qualified Share Option Program which permitted participants in the Executive Share Option Plan (the “Executive Plan”) to choose to exchange a portion of their salary or other eligible compensation for options on selected securities, primarily equity-based mutual funds. These assets are treated as trading securities and are recorded at fair value. The Executive Plan has been closed to any additional deferrals since January 2005. Total Executive Plan assets are included in other assets and total Executive Plan liabilities are included in postretirement health care and deferred compensation benefits in the accompanying consolidated balance sheets. Such assets on August 26, 2006 and August 27, 2005 were $13.3 million and $12.6 million, respectively, and the liabilities were $10.7 million and $9.9 million, respectively. The difference between the asset and liability balances represents the additional 25 percent the Company contributed at the time of the initial deferrals to aid in potential additional earnings to the participant. This contribution is required to be paid back to the Company when the option is exercised.

Profit Sharing Plan

We have a qualified profit sharing and contributory 401(k) plan for eligible employees. The plan provides for quarterly discretionary cash contributions as approved by our Board of Directors. Contributions to the plan for Fiscal 2006, 2005 and 2004 were $2.6 million, $3.4 million and $3.2 million, respectively.

Note 6: Contingent Liabilities and Commitments

Repurchase Commitments

Generally, companies in the RV industry enter into repurchase agreements with lending institutions which have provided wholesale floorplan financing to dealers. Most dealers’ motor homes are financed on a “floorplan” basis under which a bank or finance company lends the dealer all, or substantially all, of the purchase price, collateralized by a security interest in the motor homes purchased.

Winnebago Industries, Inc.
Notes to Consolidated Financial Statements (Continued)

Our repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The agreements provide that our liability will not exceed 100 percent of the dealer invoice and provide for periodic liability reductions based on the time since the date of the original invoice. These repurchase obligations expire upon the earlier to occur of (i) the dealer’s sale of the financed unit or (ii) one year from the date of the original invoice. Our contingent obligations under these repurchase agreements are reduced by the proceeds received upon the resale of any repurchased unit. Our contingent liability on these repurchase agreements was approximately $278.6 million and $345.2 million at August 26, 2006 and August 27, 2005, respectively. We have incurred no losses under these repurchase agreements during the three fiscal years presented and as a result, repurchase reserves under our repurchase agreements at August 26, 2006 and August 27, 2005 were not significant.

Our reserve methodology is used to record an estimated expense and loss reserve in each accounting period based upon our extensive history and experience under these repurchase agreements with the lenders to our dealers. As of August 26, 2006, historical data on our repurchase agreements show that less than .05% of the outstanding contingent repurchase liability will potentially be repurchased and the estimated loss reserve of approximately 3 percent of such repurchase was established as loss history of these potential repurchased products. Upon resale of the repurchased units, we do not record the transaction as revenue. The difference between the repurchase price and the net proceeds received from reselling the units is charged against our reserve for losses on repurchases.

Guarantees For Suppliers

During the second quarter of Fiscal 2002, we entered into a five-year service agreement (the “Agreement”) with an unaffiliated third-party paint Supplier (the “Supplier”) and the Forest City Economic Development, Inc., (FCED) an Iowa nonprofit corporation, requiring the Supplier to provide RV paint services to the Company. Three of our officers have board seats on the 20-member FCED board. The FCED constructed and debt financed a paint facility on its land adjoining our Forest City manufacturing plant for the Supplier and the Supplier leases the land and facility from the FCED under a lease that expires in August 2012. In the event of termination of the Agreement by any of the parties involved before September 1, 2007, the rights and obligations of the Supplier under the lease would be transferred to us. As of August 26, 2006, the Supplier is current with its lease payment obligations to the FCED with approximately $3.0 million remaining to be paid through August 2012. Under the terms of the Agreement in the event of a default by the Supplier, we would be obligated to purchase from the Supplier approximately $1.3 million of equipment installed in the paint facility at net book value of $448,000, as of August 26, 2006, and we would be obligated to assume payment obligations for approximately $10,000 in capital equipment leases remaining to be paid at August 26, 2006. In the first quarter of Fiscal 2004, we guaranteed $2,925,000 bank debt and as part of this transaction executed a guarantee of $500,000 with us pledging a $500,000 certificate of deposit (CD) to the bank. The term of the guarantee coincided with the payment of the first $500,000 of lease obligations of the Supplier, which was paid in February of 2006. As a result of the guarantee, we recorded a $500,000 liability in the first quarter of Fiscal 2004 which was amortized to $0 in Fiscal 2006. The CD has been released and deposited in our corporate funds subsequent to year end.

During the second quarter of Fiscal 2004, we entered into a five-year limited guarantee agreement (“Guarantee Agreement”) with a leasing corporation (“Landlord”) and the previously discussed Supplier. The Landlord constructed a paint facility through debt financing on land adjoining our Charles City manufacturing plant for the Supplier. The Landlord and the Supplier have signed a ten-year lease agreement which commenced on August 1, 2004. The Guarantee Agreement states that we will guarantee the first 60 monthly lease payments (totaling approximately $1.6 million of which $831,000 was remaining as of August 26, 2006). In the event of rental default before August 2009 and the Supplier’s failure to correct the default, the Landlord shall give us (Guarantor) written notice of its intent to terminate said lease. At the time of this notification, we have various options that we must exercise in a timely manner. One alternative is to exercise an option to purchase the real estate with improvements from the Landlord. The price we would pay would be the outstanding loan owed by the Landlord to construct the paint facility, which was approximately $1.8 million as of August 26, 2006. As of August 26, 2006, the Supplier is current with its lease payment obligations to the Landlord. In August 2004, approximately $315,000 was recorded by us as the estimated fair value for the guarantee. As of August 26, 2006, the balance of the guarantee was approximately $182,000 and presented as other accrued liabilities in the accompanying consolidated balance sheets.

Self-Insured Product Liability

We self-insure for a portion of product liability claims. Self-insurance retention liability varies annually based on market conditions and for the past five fiscal years was at $2.5 million per occurrence and $6.0 million in aggregate per policy year.

Winnebago Industries, Inc.
Notes to Consolidated Financial Statements (Continued)

In the event that the annual aggregate of the self-insured retention is exhausted by payment of claims and defense expenses, a deductible of $250,000, excluding defense expenses, is applicable to each claim covered under this policy. Our product liability accrual is included within accrued self-insurance on our consolidated balance sheet along with other types of self-insured liabilities, such as worker’s compensation and employee medical claims.

Litigation

We are involved in various legal proceedings which are ordinary routine litigation incidents to our business, some of which are covered in whole or in part by insurance. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to this litigation, we are of the opinion that while the final resolution of any such litigation may have an impact on our consolidated results for a particular reporting period, the ultimate disposition of such litigation will not have any material adverse effect on our financial position, results of operations or liquidity.

Lease Commitments

We lease certain facilities and equipment under operating leases. Lease expense was $318,000 for Fiscal 2006, $573,000 for Fiscal 2005 and $609,000 for Fiscal 2004. Minimum future lease commitments under noncancelable lease agreements in excess of one year as of August 27, 2005 are as follows (in thousands):

Year Ended	Amount

2007	$108
2008	50
2009	35
2010	16
2011	6
Thereafter	—

Total	$215

Note 7: Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended

(In thousands)	Aug. 26, 2006	Aug. 27, 2005	Aug. 28, 2004

Current
Federal	$21,360	$30,092	$46,688
State	1,553	2,300	2,521

	22,913	32,392	49,209
Deferred	538	3,425	(7,616)

Total provision	$23,451	$35,817	$41,593

The following is a reconciliation of the U.S. statutory tax rate to the effective income tax rates (benefit) provided:

	Year Ended

	August 26, 2006	August 27, 2005	August 28, 2004

U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.6	1.6	1.8
Incentive stock options	1.2	—	—
Nondeductible losses	—	—	1.1
Tax-free and dividend income	(2.0)	(0.7)	(0.3)
Domestic production activities credit	(1.0)	—	—
Other	(0.4)	(0.4)	(0.5)

Total	34.4%	35.5%	37.1%

Our income tax returns, like those of most companies, are periodically audited by domestic tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of

Winnebago Industries, Inc.
Notes to Consolidated Financial Statements (Continued)

income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. In evaluating the exposures associated with our various tax filing positions, we record reserves for probable exposures. A number of years may elapse before a particular matter, for which we have established a reserve, is audited and fully resolved or clarified. We adjust our reserve for probable tax exposures and income tax provision in the period in which actual results of a settlement with tax authorities differs from our established reserve, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available. We include our reserve for probable tax exposures, including accrued penalties and interest, in accrued income taxes on our consolidated balance sheets and in income tax expense in our consolidated statements of income.

Significant items comprising our net deferred tax assets are as follows:

	August 26, 2006			August 27, 2005

(In thousands)	Assets	Liabilities	Total	Assets	Liabilities	Total

Current
Warranty reserves	$3,457	$—	$3,457	$4,264	$—	$4,264
Self-insurance reserve	2,250	—	2,250	1,702	—	1,702
Accrued vacation	1,972	—	1,972	1,859	—	1,859
Carry forward tax credits	1,673	—	1,673	1,945	—	1,945
Miscellaneous reserves	1,213	(401)	812	1,734	(345)	1,389
Nonqualified stock options	811	—	811	—	—	—
LIFO variance capitalization	—	(1,908)	(1,908)	—	(1,549)	(1,549)

Subtotal	11,376	(2,309)	9,067	11,504	(1,894)	9,610

Noncurrent
Postretirement health care benefits	18,689	—	18,689	18,372	—	18,372
Deferred compensation	13,246	—	13,246	13,357	—	13,357
Depreciation	—	(6,933)	(6,933)	—	(6,732)	(6,732)

Subtotal	31,935	(6,933)	25,002	31,729	(6,732)	24,997

Total	$43,311	$(9,242)	$34,069	$43,233	$(8,626)	$34,607

Note 8: Financial Income and Expense

The following is a reconciliation of financial income (expense):

	Year Ended

(In thousands)	August 26, 2006	August 27, 2005	August 28, 2004

Interest income from investments and receivables	$3,507	$1,542	$945
Dividend income	1,585	1,118	579
Gain (loss) on foreign currency transactions	5	(25)	(8)
Interest expense	—	—	(80)

Total financial income	$5,097	$2,635	$1,436

Note 9: Stock-Based Compensation Plans

We have a 2004 Incentive Compensation Plan (the “Plan”) in place which allows us to grant stock options and other equity compensation to key employees. To date, we have only granted options under the Plan. The Plan also allows us to provide equity compensation to our nonemployee directors. The grant price of an option under the Plan is determined by the mean of the high and low prices of our common stock on the date of grant and the term of any options granted under the Plan may not exceed 10 years from the date of the grant. Options issued to key employees generally vest over a three-year period in equal annual installments with immediate vesting upon retirement or upon a change of control (as defined in the Plan), if earlier. Historically, options issued to directors vested six months after grant. However, options issued to directors in Fiscal

Winnebago Industries, Inc.
Notes to Consolidated Financial Statements (Continued)

2006 vest one year after grant. No more than 4,000,000 shares of common stock may be issued under the Plan and no more than 2,000,000 of those shares may be used for awards other than stock options or stock appreciation rights. (Adjusted for the 2-for-1 stock split on March 5, 2004.) Shares subject to awards that are forfeited, terminated, expire unexercised, settled in cash, exchanged for other awards, tendered to satisfy the purchase price of an award, withheld to satisfy tax obligations or otherwise lapse again become available for awards. The Plan replaced the 1997 Stock Option Plan. Any stock options previously granted under the 1997 Stock Option Plan shall continue to vest and/or be exercisable in accordance with their original terms and conditions.

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

Effective August 28, 2005, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (123R), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS No. 123R; accordingly, results from prior periods have not been restated.

Under this transition method, stock-based compensation expense for the fiscal year ended August 26, 2006 includes:

(a)

compensation expense for all stock-based compensation awards granted prior to August 27, 2005, but not yet vested at the date of adoption, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and

(b)	compensation expense for all stock-based compensation awards granted subsequent to August 27, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

Historically, for SFAS No. 123 pro forma disclosure on stock-based compensation, we have recognized compensation expense for stock option awards issued to employees on a straight-line basis over the vesting period of three years. This policy differs from the policy required to be applied to awards granted after the adoption of SFAS No. 123R, which requires that compensation expense be recognized for awards over the requisite service period of the award or to an employee’s eligible retirement date, if earlier. We will continue to recognize compensation expense over the three-year vesting periods for awards granted prior to adoption of SFAS No. 123R, but for all awards granted after August 27, 2005, compensation expense will be recognized over the requisite service period of the award or over a period ending with an employee’s eligible retirement date, if earlier. Total stock option expense included in our statements of income for the fiscal year ended August 26, 2006, August 27, 2005 and August 28, 2004, was $4.6 million ($3.8 million net of tax or 12 cents per diluted share), $-0- and $-0-, respectively. Of the $4.6 million option expense included in our statements of income for the fiscal year ended August 26, 2006, $2.5 million relates to awards granted prior to Fiscal 2006 which continued to be expensed over the three-year vesting period.

Prior to the adoption of SFAS No. 123R, we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. In accordance with SFAS No. 123R, for the fiscal year ended August 26, 2006, the presentation of our statement of cash flows has changed from prior periods to report the excess tax benefits from the exercise of stock options as financing cash flows. For the fiscal year ended August 26, 2006, $501,000 of excess tax benefits were reported as financing cash flows rather than operating cash flows.

A summary of stock option activity for Fiscal 2006, 2005 and 2004 is as follows:

	2006			2005			2004

	Shares	Price per Share	Wtd. Avg. Exercise Price/Sh	Shares	Price per Share	Wtd. Avg. Exercise Price/Sh	Shares	Price per Share	Wtd. Avg. Exercise Price/Sh

Outstanding at beginning of year	1,374,088	$3 - $36	$22.24	1,235,040	$3 - $35	$17.93	1,296,738	$3 - $20	$11.19
Options granted	340,000	26 - 34	27.68	402,500	31 - 36	31.84	458,000	26 - 35	27.30
Options exercised	(122,412)	3 - 32	15.35	(263,452)	5 - 27	16.70	(519,698)	3 - 27	9.36
Options canceled	—	—	—	—	—	—	—	—	—

Outstanding at end of year	1,591,676	$4 - $36	$23.93	1,374,088	$3 - $36	$22.24	1,235,040	$3 - $35	$17.93

Exercisable at end of year	920,324	$4 - $36	$20.50	696,628	$3 - $36	$17.11	521,400	$3 - $35	$12.53

Winnebago Industries, Inc.
Notes to Consolidated Financial Statements (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005	2004

Dividend yield	1.27%	0.70%	0.72%
Risk-free interest rate	4.3%	3.2%	2.8%
Expected life	4.2 years	3 years	4 years
Expected volatility	35.62 - 36.93%	46.35 - 46.56%	48.19 - 48.54%
Estimated per share fair value of options granted	$8.68	$10.87	$10.04

(1)	Forfeitures are estimated based on historical experience.
(2)	Risk-free interest rate is based on the Treasury Securities constant maturity interest rate whose term is consistent with the expected life of our stock options.
(3)	Expected stock price volatility is based on historical experience.
(4)	Expected life of stock options is based upon historical experience.

The weighted average remaining contractual life for options outstanding and exercisable at August 26, 2006 was 6.87 years and 5.71 years, respectively. The aggregate intrinsic value of options outstanding and exercisable at August 26, 2006 was $9.0 million and $8.3 million, respectively.

As of August 26, 2006, there was $2.1 million of unrecognized compensation expense related to nonvested option awards that is expected to be recognized over a weighted average period of 1.3 years.

Other values related to options are as follows:

(In thousands)	2006	2005	2004

Aggregate intrinsic value of options exercised (1)	$1,941	$4,812	$10,904
Net cash proceeds from the exercise of stock options	1,878	4,400	4,865
Actual income tax benefit realized from stock option exercises	501	1,177	2,573

(1)	The amount by which the sale price of our stock on the date of exercise exceeded the exercise price.

Note 10: Net Revenues Classifications

Net revenue by product class:

	Fiscal Year Ended

(In thousands)	Aug. 26, 2006%		Aug. 27, 2005%		Aug. 28, 2004%

Motor homes	$808,715	93.6	$946,350	95.4	$1,070,264	96.1
Motor home parts and services	15,901	1.8	16,401	1.7	15,199	1.3
Other manufactured products	39,787	4.6	29,224	2.9	28,691	2.6

Total net revenues	$864,403	100.0	$991,975	100.0	$1,114,154	100.0

Net revenue by geographic area:

	Fiscal Year Ended

(In thousands)	Aug. 26, 2006%		Aug. 27, 2005%		Aug. 28, 2004%

United States	$829,619	96.0	$964,527	97.2	$1,091,930	98.0
International	34,784	4.0	27,448	2.8	22,224	2.0

Total net revenues	$864,403	100.0	$991,975	100.0	$1,114,154	100.0

Winnebago Industries, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 11: Income Per Share

The following table reflects the calculation of basic and diluted income per share for the past three fiscal years:

	Year Ended

(In thousands, except per share data)	Aug. 26, 2006	Aug. 27, 2005	Aug. 28, 2004

Income per share – basic
Net income	$44,744	$65,073	$70,641

Weighted average shares outstanding	32,265	33,382	34,214

Net income per share – basic	$1.39	$1.95	$2.06

Income per share – assuming dilution
Net income	$44,744	$65,073	$70,641

Weighted average shares outstanding	32,265	33,382	34,214
Dilutive impact of options outstanding	285	430	575

Weighted average shares and potential dilutive shares outstanding	32,550	33,812	34,789

Net income per share - assuming dilution	$1.37	$1.92	$2.03

Note 12: Preferred Stock and Shareholders Rights Plan

The Board of Directors may authorize the issuance from time to time of preferred stock in one or more series with such designations, preferences, qualifications, limitations, restrictions, and optional or other special rights as the Board may fix by resolution. In connection with the Shareholders Rights Plan (the “Rights Plan”) discussed below, the Board of Directors has reserved, but not issued, 300,000 shares of preferred stock.

In May 2000, we adopted a Rights Plan providing for a dividend distribution of one preferred share purchase right for each share of common stock outstanding on and after May 26, 2000. The rights can be exercised only if an individual or group acquires or announces a tender offer for 15 percent or more of our common stock, except as described below. Certain members of the Hanson family (including trusts and estates established by such Hanson family members and the John K. and Luise V. Hanson Foundation) are exempt from the applicability of the Rights Plan as it relates to the acquisition of 15 percent or more of our outstanding common stock. If the rights first become exercisable as a result of an announced tender offer, each right would entitle the holder (other than the individual or group acquiring or announcing a tender offer for 15 percent or more of our common stock), except as described below, to buy 1/200 of a share of a new series of preferred stock at an exercise price of $33.625. The preferred shares will be entitled to 100 times the per share dividend payable on our common stock and to 100 votes on all matters submitted to a vote of the shareowners. Once an individual or group acquires 15 percent or more of our common stock, each right held by such individual or group becomes void and the remaining rights will then entitle the holder to purchase the number of common shares having a market value of twice the exercise price of the right. In the event that we are acquired in a merger or 50 percent or more of our consolidated assets or earnings power are sold, each right will then entitle the holder to purchase a number of the acquiring company’s common shares having a market value of twice the exercise price of the right. After an individual or group acquires 15 percent, except as described below, of our common stock and before they acquire 50 percent, our Board of Directors may exchange the rights in whole or in part, at an exchange ratio of one share of common stock per right. Before an individual or group acquires 15 percent of our common stock, the rights are redeemable for $0.01 per right at the option of our Board of Directors. Our Board of Directors is authorized to reduce the 15 percent threshold to no less than 10 percent. Each right will expire on May 3, 2010, unless earlier redeemed by us. An Amendment, dated January 13, 2003, was made to the Rights Plan to permit FMR Corp., its affiliates and associates (collectively, “FMR”) and an amendment dated May 17, 2006, was made to the Rights Plan to permit Royce & Associates, LLC, its Affiliates and Associates (“Royce”), to be the beneficial owner of up to 20 percent of our outstanding stock provided that FMR or Royce, in its filings under the Securities Exchange Act of 1934, as amended, does not state any present intention to hold shares of our common stock with the purpose or effect of changing or influencing control of us. An individual or group that becomes the beneficial owner of 15 percent or more (20 percent in the case of FMR or Royce) of our common stock as a result of an acquisition of the common stock by us or the acquisition by such individual or group of new-issued shares directly from us, such individual’s or group’s ownership shall not trigger the issuance of rights under the Rights Plan unless such individual or group after such share repurchase or direct issuance by us, becomes the beneficial owner of any additional shares of our common stock.

Winnebago Industries, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 13: Interim Financial Information (Unaudited)

(In thousands, except per share data)	Quarter Ended

Fiscal 2006	November 26, 2005	February 25, 2006	May 27, 2006	August 26, 2006

Net revenues	$232,255	$206,425	$220,312	$205,411
Gross profit	31,164	20,320	28,076	25,341
Operating income	21,442	10,531	18,380	12,745

Net income	$14,570	$7,700	$13,157	$9,317
Net income per share (basic)	$0.44	$0.23	$0.41	$0.30
Net income per share (diluted)	$0.44	$0.23	$0.40	$0.30

(In thousands, except per share data)	Quarter Ended

Fiscal 2005	November 27, 2004	February 26, 2005 (1)	May 28, 2005	August 27, 2005

Net revenues	$266,133	$239,359	$255,022	$231,461
Gross profit	40,064	29,261	35,194	32,459
Operating income	29,953	18,899	26,355	23,048

Net income	$19,544	$12,571	$17,580	$15,378
Net income per share (basic)	$0.58	$0.37	$0.53	$0.47
Net income per share (diluted)	$0.57	$0.37	$0.52	$0.46

(1) As restated.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A. Controls and Procedures

As of the end of the period covered by this report, we, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 13a-15(f). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

We, including the Chief Executive Officer and the Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of August 26, 2006. During our assessment, we did not identify any material weaknesses in our internal control over financial reporting. Our independent registered public accounting firm, Deloitte & Touche LLP, has audited our Consolidated Financial Statements and has issued an attestation report on management’s assessment of our internal control over financial reporting, as stated in their report included herein.

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls over financial reporting subsequent to the date we carried out its evaluation.

In connection with the evaluation of internal control over financial reporting described above, no changes in our internal control over financing reporting were identified that occurred during the fourth quarter of Fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Reference is made to the table entitled “Executive Officers of the Registrant” in Part I of this report and to the information included under the captions “Election of Directors” and “Board of Directors, Committees of the Board and Corporate Governance” in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held January 9, 2007, which information is incorporated by reference herein.

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10 percent of our common stock (collectively “Reporting Persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”) and the New York Stock Exchange. Reporting Persons are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received or written representations from certain Reporting Persons that no Form 5 were required for those persons, we believe that, during Fiscal 2006, all the Reporting Persons complied with all applicable filing requirements, with the exception of Jerry Currie who filed one late report reporting two transactions.

We have adopted a written code of ethics, the “Code of Ethics for CEO and Senior Financial Officials” (the “Code”) which is applicable to our Chief Executive Officer, Chief Financial Officer, Controller and Treasurer (collectively, the “Senior Officers”). In accordance with the rules and regulations of the SEC, a copy of the Code has been filed as an exhibit to this Form 10-K and is posted on our Web site.

We intend to disclose any changes in or waivers from the Code applicable to any Senior Officer on our Web site at http://www.winnebagoind.com or by filing a Form 8-K.

ITEM 11. Executive Compensation

Reference is made to the information included under the caption “Executive Compensation” in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held January 9, 2007, which information is incorporated by reference herein.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the share ownership information included under the caption “Voting Securities and Principal Holders Thereof” in the Company’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held January 9, 2007, which information is incorporated by reference herein.

ITEM 13. Certain Relationships and Related Transactions

Reference is made to the information included under the caption “Certain Transactions with Management and Business Relationships” in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held January 9, 2007, which information is incorporated by reference herein.

ITEM 14. Principal Accounting Fees and Services

Reference is made to the information included under the caption “Principal Accounting Fees and Services” in our Proxy Statement and for the Annual Meeting of Shareholders scheduled to be held January 9, 2007, which information is incorporated by reference herein.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)	1.	Our consolidated financial statements are incorporated by reference in ITEM 8 and an index to financial statements appears on page 17 of this report.

	2.	Consolidated Financial Statement Schedules
		Winnebago Industries, Inc. and Subsidiaries

All schedules are omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto.

	3.	Exhibits

		See Exhibit Index on pages 42 through 44.

UNDERTAKING

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant’s Registration Statements on Form S-8 Nos. 33-21757 (which became effective on or about May 9, 1988), 33-59930 (which became effective on or about March 24, 1993), 333-31595 (which became effective on or about July 18, 1997), 333-47123 (which became effective on or about February 27, 1998) and 333-113246 (which became effective on or about March 3, 2004).

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

Bruce D. Hertzke

Chairman of the Board, Chief Executive
Officer and Director
(Principal Executive Officer)

Date: November 9, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on, November 9, 2006, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Capacity

/s/ Bruce D. Hertzke

Bruce D. Hertzke	Chairman of the Board, Chief Executive
Officer and Director
(Principal Executive Officer)
/s/ Sarah N. Nielsen

Sarah N. Nielsen	Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ Brian J. Hrubes

Brian J. Hrubes	Controller
(Principal Accounting Officer)

/s/ Irvin E. Aal

Irvin E. Aal	Director

/s/ Jerry N. Currie

Jerry N. Currie	Director

/s/ Joseph W. England

Joseph W. England	Director

/s/ Lawrence A. Erickson

Lawrence A. Erickson	Director

/s/ John V. Hanson

John V. Hanson	Director

/s/ John E. Herlitz

John E. Herlitz	Director

/s/ Gerald C. Kitch

Gerald C. Kitch	Director

Exhibit Index

3a.	Articles of Incorporation previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 27, 2000 (Commission File Number 1-6403) and incorporated by reference herein.

3b.

Amended By-Laws of the Registrant previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 28, 2004 (Commission File Number 1-6403) and incorporated by reference herein.

4a.

Continuing Guaranty, Commercial Security Agreement, Deposit Account Control Agreement and Collateral Receipt all dated October 1, 2003 previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 2003 (Commission File Number 1-6403) and incorporated by reference herein.

4b.

Limited Guaranty dated February 27, 2004 whereas Winnebago Industries, Inc. will act as the Guarantor to a certain lease agreement previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2004 (Commission File Number 1-6403) and incorporated by reference herein.

10a.

Winnebago Industries, Inc. Stock Option Plan for Outside Directors previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 29, 1992 (Commission File Number 1-6403) and incorporated by reference herein.*

10b.

Winnebago Industries, Inc. Deferred Compensation Plan previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 2, 1991 (Commission File No. 1-6403), and incorporated by reference herein and the Amendment dated June 29, 1995 previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 26, 1995 (Commission File No. 1-6403) and incorporated by reference herein.*

10c.

Winnebago Industries, Inc. Profit Sharing and Deferred Savings Investment Plan previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 1985 (Commission File Number 1-6403), and incorporated be reference herein and the Amendment dated July 1, 1995 previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 26, 1995 (Commission File Number 1-6403) and incorporated by reference herein.*

10d.

Winnebago Industries, Inc. 2004 Incentive Compensation Plan previously filed as Appendix B with the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 13, 2004 (Commission File Number 1- 6403) and incorporated by reference herein.*

10e.

Winnebago Industries, Inc. Directors’ Deferred Compensation Plan previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 1997 (Commission File Number 1-6403), and incorporated by reference herein and the Amendment dated October 15, 2003 previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 29, 2003 (Commission File Number 1-6403) and incorporated by reference herein.*

10f.

Winnebago Industries, Inc. 1997 Stock Option Plan previously filed with the Registrant’s Annual Report on Form 10- K for the fiscal year ended August 30, 1997 (Commission File Number 1-6403) and incorporated by reference herein.*

10g.

Winnebago Industries, Inc. Executive Share Option Plan previously filed with the Registrant’s Annual Report on Form10-K for the fiscal year ended August 29, 1998 (Commission File Number 1-6403) and incorporated by reference herein, and the Amendment dated July 1, 1999 previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 29, 1999 (Commission File Number 1-6403) and incorporated by reference herein and the Amendment dated January 1, 2001 previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 24, 2001 (Commission File No. 1-6403) and incorporated by reference herein.*

10h.

Winnebago Industries, Inc. Rights Plan Agreement previously filed with the Registrant’s Current Report on Form 8-K dated May 3, 2000 (Commission File Number 1-6403) and incorporated by reference herein, the Amendment dated January 13, 2003 previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 1, 2003 (Commission File Number 1-6403) and incorporated by reference herein and the Amendment dated May 17, 2006 previously filed with the Registrant’s Current Report on Form 8-K dated May 23, 2006 (Commission File No. 1- 6403) and incorporated by reference herein.

10i.

Executive Change of Control Agreement dated January 17, 2001 between Winnebago Industries, Inc. and Bruce D. Hertzke previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 24, 2001 (Commission File Number 1-6403) and incorporated by reference herein.*

Exhibit Index
Page Two

10j.

Executive Change of Control Agreement dated January 17, 2001 between Winnebago Industries, Inc. and Edwin F. Barker previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 24, 2001 (Commission File Number 1-6403) and incorporated by reference herein.*

10k.

Executive Change of Control Agreement dated January 17, 2001 between Winnebago Industries, Inc. and Raymond M. Beebe previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 24, 2001 (Commission File Number 1-6403) and incorporated by reference herein.*

10l.

Executive Change of Control Agreement dated January 17, 2001 between Winnebago Industries, Inc. and Robert L. Gossett previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 24, 2001 (Commission File Number 1-6403) and incorporated by reference herein.*

10m.

Executive Change of Control Agreement dated January 17, 2001 between Winnebago Industries, Inc. and Robert J. Olson previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 24, 2001 (Commission File Number 1-6403) and incorporated by reference herein.*

10n.

Executive Change of Control Agreement dated July 12, 2001 between Winnebago Industries, Inc. and William J. O’Leary previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 25, 2001 (Commission Report Number 1-6403) and incorporated by reference herein.*

10o.

Executive Change of Control Agreement dated November 14, 2005 between Winnebago Industries, Inc. and Sarah N. Nielsen previously filed with the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed on November 15, 2005 (Commission File Number 1-6403) and incorporated by reference herein.*

10p.

Agreement dated March 13, 2002 between Winnebago Industries, Inc. and Bruce D. Hertzke filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 2, 2002 (Commission File Number 1-6403) and incorporated by reference herein.*

10q.

Executive Change of Control Agreement dated March 13, 2003 between Winnebago Industries, Inc. and Roger W. Martin previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 1, 2003 (Commission Report Number 1-6403) and incorporated by reference herein.*

10r.

Two Subordination Agreements both dated April 24, 2003 between Winnebago Acceptance Corporation and GE Commercial Distribution Finance Corporation previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2003 (Commission File Number 1-6403) and incorporated by reference herein.

10s.

Compensation terms for Bruce D. Hertzke and Edwin F. Barker, effective January 1, 2006, and stock option awards made to various officers, previously filed with the Registrant’s Current Report on Form 8-K dated October 12, 2005 and filed on October 17, 2005 (Commission File Number 1-6403) and incorporated by reference herein.*

10t.

Winnebago Industries, Inc. Officers’ Long-Term Incentive Plan, fiscal three-year period 2005, 2006 and 2007 previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 28, 2004 (Commission File Number 1-6403) and incorporated by reference herein.*

10u.

Winnebago Industries, Inc. Officers’ Long-Term Incentive Plan, fiscal three-year period 2006, 2007 and 2008 previously filed with the Registrant’s Current Report on Form 8-K dated August 30, 2005 (Commission File Number 1-6403) and incorporated by reference herein.*

10v.

Form of Winnebago Industries, Inc. Incentive Stock Option Agreement for grants of Incentive Stock Options under the 2004 Incentive Compensation Plan previously filed with the Registrant’s Current Report on Form 8-K dated October 13, 2004 (Commission File Number 1-6403) and incorporated by reference herein.*

10w.

Form of Winnebago Industries, Inc. Non-Qualified Stock Option Agreement for grants on Non-Qualified Stock Options under the 2004 Incentive Compensation Plan previously filed with the Registrant’s Current Report on Form 8- K dated October 13, 2004 (Commission File Number 1-6403) and incorporated by reference herein.*

10x.

Winnebago Industries, Inc. Officers’ Long-Term Incentive Plan, fiscal three-year period 2007, 2008 and 2009 previously filed with the Registrant’s Current Report on Form 8-K dated June 27, 2006 (Commission File Number 1- 6403) and incorporated by reference herein.*

10y.

Winnebago Industries, Inc. Officers’ Incentive Compensation Plan for Fiscal 2007 previously filed with the Registrant’s Current Report on Form 8-K dated June 27, 2006 (Commission File Number 1-6403) and incorporated by reference herein.*

14.1

Winnebago Industries, Inc. Code of Ethics for CEO and Senior Financial Officers previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 2003 (Commission File Number 1- 6403) and incorporated by reference herein.

21.	List of Subsidiaries.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 9, 2006.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 9, 2006.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 9, 2006.

32.2	Certification by the Chief Financial Officer pursuant to Section 1300, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 9, 2006.

* Management contract or compensation plan or arrangement.

ITEM 6. 11-Year Selected Financial Data (1)

(In thousands, except percent and per share data) (Adjusted for the 2-for-1 stock split on March 5, 2004)	Aug. 26, 2006	Aug. 27, 2005	Aug. 28, 2004	Aug. 30, 2003

For the Year
Net revenues	$864,403	$991,975	$1,114,154	$845,210
Income before taxes	68,195	100,890	112,234	78,693
Pretax profit % of revenue	7.9%	10.2%	10.1%	9.3%
Provision for income taxes (credits)	23,451	35,817	41,593	29,961
Income tax rate	34.4%	35.5%	37.1%	38.1%
Income from continuing operations	44,744	65,073	70,641	48,732
Gain on sale of Cycle-Sat subsidiary	—	—	—	—
Income (loss) from discontinued operations (4)	—	—	—	1,152
Cum. effect of change in accounting principle	—	—	—	—

Net income	$44,744	$65,073	$70,641	$49,884
Income per share
Continuing operations
Basic	$1.39	$1.95	$2.06	$1.32
Diluted	1.37	1.92	2.03	1.30
Discontinued operations
Basic	—	—	—	0.03
Diluted	—	—	—	0.03
Cum. effect of change in accounting principle
Basic	—	—	—	—
Diluted	—	—	—	—

Net income per share
Basic	$1.39	$1.95	$2.06	$1.35
Diluted	1.37	1.92	2.03	1.33

Weighted average common shares outstanding (in thousands)
Basic	32,265	33,382	34,214	36,974
Diluted	32,550	33,812	34,789	37,636

Cash dividends paid per share	$0.36	$0.28	$0.20	$0.10
Book value per share	7.01	7.15	6.01	5.78
Return on assets (ROA) (5)	11.2%	16.1%	18.3%	14.0%
Return on equity (ROE) (6)	19.7%	29.7%	34.4%	25.6%
Return on invested capital (ROIC) (7)	24.9%	30.7%	35.4%	25.5%
Unit Sales
Class A	4,455	6,674	8,108	6,705
Class C	5,388	3,963	4,408	4,021

Total Class A & C Motor Homes	9,843	10,637	12,516	10,726
Class B Conversions (EuroVan® Campers)	—	—	—	308
At Year End
Total assets	$384,715	$412,960	$394,556	$377,462
Stockholders’ equity	218,322	235,887	201,875	210,626
Market capitalization	884,789	1,073,165	1,071,570	898,010
Working capital	187,038	197,469	164,175	164,017
Long-term debt	—	—	—	—
Current ratio	3.3 to 1	3.2 to 1	2.6 to 1	2.8 to 1
Number of employees	3,150	3,610	4,220	3,750

(1)	Certain prior periods’ information has been reclassified to conform to the current year-end presentation.

(2)	The fiscal years ended August 31, 2002 and August 31, 1996 contained 53 weeks; all other fiscal years contained 52 weeks.

(3)

Includes a noncash after-tax cumulative effect of change in accounting principle of $1.1 million expense or $0.05 per share due to the adoption of SAB No. 101, Revenue Recognition in Financial Statements.

(4)	Includes discontinued operations of Winnebago Acceptance Corporation for all years presented and discontinued operations of Cycle-Sat, Inc. for fiscal year ended August 31, 1996.

Aug. 31, 2002(2)	Aug. 25, 2001(3)	Aug. 26, 2000	Aug. 28, 1999	Aug. 29, 1998	Aug. 30, 1997	Aug. 31, 1996(2)

$825,269	$671,686	$743,729	$668,658	$527,287	$436,541	$486,139
81,324	55,754	70,583	62,848	33,765	5,704	19,015
9.9%	8.3%	9.5%	9.4%	6.4%	1.3%	3.9%
28,431	14,258	24,400	21,033	10,786	(35)	5,922
35.0%	25.6%	34.6%	33.5%	31.9%	(0.6)%	31.1%
52,893	41,496	46,183	41,815	22,979	5,739	13,093
—	—	—	—	—	16,472	—
1,778	2,258	2,216	2,445	1,405	837	(708)
—	(1,050)	—	—	—	—	—

$54,671	$42,704	$48,399	$44,260	$24,384	$23,048	$12,385

$1.33	$1.00	$1.07	$0.94	$0.48	$0.11	$0.26
1.30	0.99	1.05	0.93	0.47	0.11	0.26

0.04	0.05	0.05	0.06	0.03	0.34	(0.02)
0.04	0.05	0.05	0.05	0.03	0.34	(0.02)

—	(0.02)	—	—	—	—	—
—	(0.02)	—	—	—	—	—

$1.37	$1.03	$1.12	$1.00	$0.51	$0.45	$0.24
1.34	1.02	1.10	0.98	0.50	0.45	0.24

39,898	41,470	43,360	44,418	48,212	50,870	50,698
40,768	42,080	44,022	45,074	48,628	51,100	51,048

$0.10	$0.10	$0.10	$0.10	$0.10	$0.10	$0.15
4.81	5.00	4.11	3.35	2.55	2.43	2.08
15.9%	12.9%	16.3%	17.1%	11.0%	10.6%	5.7%
28.2%	22.3%	29.8%	33.3%	20.3%	20.1%	12.0%
29.1%	24.1%	28.2%	32.7%	19.2%	15.7%	8.2%

6,725	5,666	6,819	6,054	5,381	4,834	5,893
4,329	3,410	3,697	4,222	3,390	2,724	2,857

11,054	9,076	10,516	10,276	8,771	7,558	8,750
763	703	854	600	978	1,205	857

$337,077	$351,922	$308,686	$285,889	$230,612	$213,475	$220,596
179,815	207,464	174,909	149,384	116,523	123,882	105,311
713,500	581,779	272,733	538,322	254,137	213,472	206,373
144,303	173,677	141,096	123,245	92,356	99,618	61,907
—	—	—	—	—	—	1,692
2.6 to 1	3.2 to 1	3.0 to 1	2.5 to 1	2.5 to 1	3.4 to 1	2.0 to 1
3,685	3,325	3,300	3,400	3,010	2,830	3,150

(5)	ROA - Current period net income divided by average total asset balance using current ending period and previous ending period.

(6)	ROE - Current period net income divided by average equity balance using current ending period and previous ending period

(7)

ROIC - Current period net income divided by average invested capital using current ending period - total assets minus cash and noninterest liabilities and previous ending period - total assets minus cash and noninterest liabilities.

Shareholder Information

Publications

A notice of Annual Meeting of Shareholders and Proxy Statement is furnished to shareholders in advance of the annual meeting.

Copies of our quarterly financial earnings releases, the annual report on Form 10-K (without exhibits), the quarterly reports on Form 10-Q (without exhibits) and current reports on Form 8-K (without exhibits) as filed by us with the Securities and Exchange Commission, may be obtained without charge from the corporate offices as follows:

Sheila Davis, PR/IR Manager
Winnebago Industries, Inc.
605 W. Crystal Lake Road
P.O. Box 152
Forest City, Iowa 50436-0152
Telephone: (641) 585-3535
Fax: (641) 585-6966
E-Mail: ir@winnebagoind.com

All news releases issued by us, reports filed by us with the Securities and Exchange Commission (including exhibits) and information on our Corporate Governance Policies and Procedures may also be viewed at the Winnebago Industries’ Web site: http://winnebagoind.com/investor.html. Information contained on Winnebago Industries’ Web site is not incorporated into this Annual Report or other securities filings.

Shareholder Account Assistance

Transfer Agent to contact for address changes, account certificates and stock holdings:

Wells Fargo Shareowner Services
P.O. Box 64854
St. Paul, Minnesota 55164-0854 or
161 North Concord Exchange
South St. Paul, Minnesota 55075-1139
Telephone: (800) 468-9716 or
(651) 450-4064
Inquirees: www.wellsfargo.com/shareownerservices

Annual Meeting

The Annual Meeting of Shareholders is scheduled to be held on Tuesday, January 9, 2007, at 4:00 p.m. (CST) in Winnebago Industries’ South Office Complex Theater, 605 W. Crystal Lake Road, Forest City, Iowa.

Independent Auditors

Deloitte & Touche LLP
400 One Financial Plaza
120 South Sixth Street
Minneapolis, Minnesota 55402-1844
(612) 397-4000

Purchase of Common Stock

Winnebago Industries stock may be purchased from ShareBuilder Corporation through our Web site at: http://winnebagoind.com/investor.html. Winnebago Industries is not affiliated with ShareBuilder and has no involvement in the relationship between ShareBuilder and any of its customers.

NYSE Annual CEO Certification and Sarbanes-Oxley Section 302 Certifications

We submitted the annual Chief Executive Officer Certification to the New York Stock Exchange (NYSE) as required under the corporate governance rules of the NYSE. We also filed as exhibits to our 2006 Annual Report on Form 10-K, the Chief Executive Officer and Chief Financial Officer certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.