Form 10-Q
period 2006-11-25
WINNEBAGO INDUSTRIES INC
filed 2007-01-04
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
 ☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended November 25, 2006

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐ .

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

Yes ☐   No ☒

         The number of shares of common stock, par value $0.50 per share, outstanding on January 2, 2007 was 31,395,995.

WINNEBAGO INDUSTRIES, INC.

Winnebago Industries, Inc.

Unaudited Consolidated Statements of Income

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

	Thirteen Weeks Ended
(In thousands, except per share data)	November 25, 2006	November 26, 2005

Net revenues	$201,765	$232,255
Cost of goods sold	180,381	201,091
Gross profit	21,384	31,164

Operating expenses:
Selling	4,727	4,673
General and administrative	6,517	5,049
Total operating expenses	11,244	9,722

Operating income	10,140	21,442
Financial income	1,563	922
Income before income taxes	11,703	22,364

Provision for taxes	3,767	7,794
Net income	$7,936	$14,570

Income per common share:
Basic	$0.25	$0.44
Diluted	$0.25	$0.44

Weighted average common shares outstanding:
Basic	31,249	32,934
Diluted	31,587	33,221

Dividends paid per common share	$0.10	$0.09

See unaudited notes to condensed consolidated financial statements.

Winnebago Industries, Inc.

Unaudited Consolidated Balance Sheets

(In thousands)	November 25, 2006	August 26, 2006

Assets

Current assets:
Cash and cash equivalents	$12,954	$24,934
Short-term investments	129,950	129,950
Receivables, less allowance for doubtful accounts ($223 and $164, respectively)	23,517	20,859
Inventories	97,168	77,081
Prepaid expenses and other assets	5,547	5,269
Deferred income taxes	10,129	9,067
Total current assets	279,265	267,160
Property and equipment, at cost:
Land	946	946
Buildings	59,578	59,378
Machinery and equipment	99,756	99,839
Transportation equipment	9,617	9,561
Total property and equipment, at cost	169,897	169,724
Accumulated depreciation	(114,303)	(112,817)
Total property and equipment, net	55,594	56,907
Investment in life insurance	19,669	20,814
Deferred income taxes	24,678	25,002
Other assets	16,362	14,832
Total assets	$395,568	$384,715

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$26,675	$27,923
Income taxes payable	9,799	7,876
Accrued expenses:
Accrued compensation	11,385	12,498
Product warranties	9,649	9,523
Self-insurance	8,347	7,842
Promotional	5,007	5,253
Accrued dividends	3,126	3,109
Other	5,193	6,098
Total current liabilities	79,181	80,122
Postretirement health care and deferred compensation benefits, net of current portion	87,128	86,271
Contingent liabilities and commitments
Stockholders’ equity:
Capital stock common, par value $0.50; authorized 60,000 shares, issued 51,776 shares	25,888	25,888
Additional paid-in capital	24,696	22,268
Retained earnings	485,251	480,446
Treasury stock, at cost (20,387 and 20,633 shares, respectively)	(306,576)	(310,280)
Total stockholders’ equity	229,259	218,322
Total liabilities and stockholders’ equity	$395,568	$384,715

See unaudited notes to condensed consolidated financial statements.

Winnebago Industries, Inc.

Unaudited Consolidated Statements of Cash Flows

	Thirteen Weeks Ended
(In thousands)	November 25, 2006	November 26, 2005

Operating activities:
Net income	$7,936	$14,570
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	2,817	1,851
Depreciation	2,654	2,662
Deferred compensation expense	541	410
Provision for doubtful accounts	98	42
Loss on disposal of property	1	31
Deferred income taxes	(738)	276
Excess tax benefit of stock options	(525)	(7)
Increase in cash surrender value of life insurance policies	(195)	(260)
Postretirement benefit income	(122)	(48)
Other	3	12
Change in assets and liabilities:
Inventories	(20,087)	6,629
Receivables and prepaid assets	(3,034)	15,284
Income taxes payable	2,440	7,432
Accounts payable and accrued expenses	(3,112)	(16,162)
Postretirement and deferred compensation benefits	(254)	(333)
Net cash (used in) provided by operating activities	(11,577)	32,389

Investing activities:
Purchases of short-term investments	(80,449)	(49,500)
Proceeds from the sale or maturity of short-term investments	80,449	32,600
Purchases of property and equipment	(1,176)	(1,398)
Proceeds from the sale of property	18	37
Other	546	125
Net cash used in investing activities	(612)	(18,136)

Financing activities:
Payments for purchase of common stock	—	(5,184)
Payments of cash dividends	(3,114)	(2,969)
Proceeds from exercise of stock options	2,798	175
Excess tax benefit of stock options	525	7
Net cash provided by (used in) financing activities	209	(7,971)

Net (decrease) increase in cash and cash equivalents	(11,980)	6,282
Cash and cash equivalents at beginning of period	24,934	19,484
Cash and cash equivalents at end of period	$12,954	$25,766

Supplemental cash flow disclosure:
Income taxes paid	$2,065	$85

See unaudited notes to condensed consolidated financial statements.

Winnebago Industries, Inc.

Unaudited Notes to Condensed Consolidated

Financial Statements

Forward-Looking Information

This Quarterly Report on Form 10-Q, contains statements which may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties, including, but not limited to, the effect of global tensions, availability and price of fuel, a significant increase in interest rates, a decline in consumer confidence, a slowdown in the economy, availability of chassis and other key component parts, sales order cancellations, slower than anticipated sales of new or existing products, new product introductions by competitors and other factors which may be disclosed throughout this report. Although we believe that the expectations reflected in the “forward-looking statements” are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these “forward-looking statements,” which speak only as of the date of this report. We undertake no obligation to publicly update or revise any “forward-looking statements” whether as a result of new information, future events or otherwise, except as required by law or the rules of the New York Stock Exchange.

NOTE 1: Basis of Presentation

The “Company,” “we,” “our,” and “us” are used interchangeably to refer to Winnebago Industries, Inc. or Winnebago Industries, Inc. and its subsidiaries, as appropriate to the context.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of November 25, 2006 and the consolidated results of operations and consolidated cash flows for the thirteen weeks ended November 25, 2006 and November 26, 2005. The consolidated statements of income for the thirteen weeks ended November 25, 2006 are not necessarily indicative of the results to be expected for the full year. The balance sheet data as of August 26, 2006 was derived from audited financial statements, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in our Annual Report to Shareholders for the year ended August 26, 2006. Certain prior period information in the unaudited consolidated statements of cash flows has been reclassified to conform to the current year presentation.

NOTE 2: Stock-Based Compensation Plans

We have a 2004 Incentive Compensation Plan, as amended (the “Plan”), in place which allows us to grant stock options and other equity compensation to key employees and to nonemployee directors. In prior years, stock-based compensation consisted only of stock options. In the first quarter of 2007, we granted restricted stock awards to key employees instead of stock options. The value of the restricted stock awards is determined using the intrinsic value method which, in this case, is based on the number of shares granted and the closing price of our common stock on the date of grant.

Total stock-based compensation expense included in our statements of income for the thirteen weeks ended November 25, 2006 and November 26, 2005 was $2.8 million and $1.9 million, respectively. Of the $2.8 million, $2.1 million is related to the October 11, 2006 grant of 99,450 shares of restricted stock and the remainder is related to the amortization of previously granted stock options and stock units issued to nonemployee directors, in lieu of their director fees. We will continue to recognize compensation expense over the three-year vesting periods for awards granted prior to adoption of SFAS No. 123R, but for all awards granted after August 27, 2005, compensation expense will be recognized over the requisite service period of the award or over a period ending with an employee’s eligible retirement date, if earlier.

NOTE 3: New Accounting Pronouncements

SFAS 109 has been amended by FIN 48, Accounting for Uncertainty in Income Taxes. The amendment establishes a consistent threshold for recognizing current and deferred income taxes and results in increased comparability in how companies report income tax assets and liabilities. The effective date of FIN 48 is for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this pronouncement on our future consolidated financial statements.

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

Inventories consist of the following (in thousands):

	November 25, 2006	August 26, 2006
Finished goods	$31,532	$33,420
Work-in-process	40,109	35,166
Raw materials	57,722	40,080
	129,363	108,666
LIFO reserve	(32,195)	(31,585)
	$97,168	$77,081

NOTE 5: Warranty

We provide our motor home customers a comprehensive 12-month/15,000-mile warranty on the coach, and a 3-year/36,000-mile warranty on sidewalls and floors. We record a liability based on our estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Changes in our product warranty liability are as follows:

	Thirteen Weeks Ended
(In thousands)	November 25, 2006	November 26, 2005
Balance at beginning of period	$9,523	$12,183
Provision	2,942	2,797
Claims paid	(2,816)	(3,529)
Balance at end of period	$9,649	$11,451

In addition to the costs associated with the contractual warranty coverage provided on our motor homes, we also occasionally incur costs as a result of additional service actions not covered by our warranties, including product recalls and customer satisfaction actions. We estimate the cost of these service actions using past claim rate experiences and the estimated cost of repairs. Estimated costs are accrued at the time the service action is implemented and included in cost of sales in our consolidated statements of income and as other accrued expenses in our consolidated balance sheets.

Changes in our reserve for customer service actions are as follows:

	Thirteen Weeks Ended
(In thousands)	November 25, 2006	November 26, 2005
Balance at beginning of period	$505	$624
(Credit) provision	(108)	121
Claims paid	(73)	(120)
Balance at end of period	$324	$625

NOTE 6: Employee and Retiree Benefits

Long-term postretirement health care and deferred compensation benefits are as follows:

(In thousands)	November 25, 2006	August 26, 2006
Postretirement health care benefit cost (1)	$50,261	$50,583
Deferred compensation liability (2)	25,076	25,015
Executive share option plan liability	11,791	10,673
Total postretirement health care and deferred compensation benefits	$87,128	$86,271

(1)	The current portion of accrued postretirement benefit cost of $933,000 and $903,000 as of November 25, 2006 and August 26, 2006, respectively, is included within other accrued expenses.
(2)	The current portion of deferred compensation liability of $1.5 million and $1.6 million as of November 25, 2006 and August 26, 2006, respectively, is included within accrued compensation.

Postretirement Health Care Benefits

We provide certain health care and other benefits for retired employees, hired before April 1, 2001, who have fulfilled eligibility requirements of age 55 with 15 years of continuous service. Retirees are required to pay a monthly premium for medical coverage based on years of service at retirement and then current age. Effective September 2004, we amended our postretirement health care benefit by establishing a maximum employer contribution amount which resulted in a $40.4 million reduction of the accumulated postretirement benefit obligation. This reduction was deferred and is being amortized over the approximate remaining service period of active participants. Net postretirement benefit income consisted of the following components (in thousands):

	Thirteen Weeks Ended
	November 25, 2006	November 26, 2005
Interest cost	$472	$457
Service cost	202	233
Net amortization and deferral	(797)	(737)
Net periodic postretirement benefit (income)	$(123)	$(47)

For accounting purposes, we recognized income from the plan during the first quarter of both Fiscal 2007 and Fiscal 2006 due to the amortization of the cost savings from the September 2004 amendment. However, we are still obligated to pay the cost of previously accrued and earned retiree benefits and paid approximately $169,000 and $218,000 of such benefits for the thirteen weeks ended November 25, 2006 and November 26, 2005, respectively.

NOTE 7: Contingent Liabilities and Commitments

Repurchase Commitments

Our repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The agreements provide that our liability will not exceed 100 percent of the dealer invoice and provide for periodic liability reductions based on the time since the date of the original invoice. Our contingent liability on these repurchase agreements was approximately $276.6 million and $278.6 million at November 25, 2006 and August 26, 2006, respectively. We have incurred no losses under these repurchase agreements during the past three fiscal years and, as a result, repurchase reserves under our repurchase agreements at November 25, 2006 and August 26, 2006 were not significant. Upon resale of the repurchased units, we do not record the transaction as revenue. The difference between the repurchase price and the net proceeds received from reselling the units is charged against our reserve for losses on repurchases.

Guarantees For Suppliers

During the second quarter of Fiscal 2002, we entered into a five-year services agreement (the “Agreement”) with an unaffiliated third-party paint Supplier (the “Supplier”) and the Forest City Economic Development, Inc., (FCED) an Iowa nonprofit corporation, requiring the Supplier to provide paint services on our recreation vehicles. As of November 25, 2006, the Supplier is current with its lease payment obligations to the FCED with approximately $2.9 million (principal and interest) remaining to be paid through August 2012. Under the terms of the Agreement in the event of a default by the Supplier, we would be obligated to purchase from the Supplier equipment installed in the paint facility at net book value of $406,000 as of November 25, 2006, and we would be obligated to assume payment obligations for approximately $8,600 in capital equipment leases remaining to be paid at November 25, 2006.

During the second quarter of Fiscal 2004, we entered into a five-year limited guaranty agreement (“Guaranty Agreement”) with a leasing corporation (“Landlord”) and the previously discussed Supplier. The Landlord constructed a paint facility through debt financing on land adjoining our Charles City manufacturing plant for the Supplier. The Landlord and the Supplier have signed a ten-year lease agreement which commenced on August 1, 2004. The Guarantee Agreement states that we will guarantee the first 60 monthly lease payments (totaling approximately $1.6 million of which $753,000 was remaining as of November 25, 2006). In the event of rental default before August 2009 and the Supplier’s failure to correct the default, the Landlord shall give us (Guarantor) written notice of its intent to terminate said lease. At the time of this notification, we will have various options that we must exercise in a timely manner. One is to exercise an option to purchase the real estate with improvements from the Landlord. The price we would pay would be the outstanding loan owed by the Landlord to construct the paint facility, which was approximately $1.7 million as of November 25, 2006. As of November 25, 2006, the Supplier is current with its lease payment obligations to the Landlord. As of November 25, 2006, the balance of the guarantee was approximately $166,000 and presented as other accrued liabilities in the accompanying consolidated balance sheets.

Litigation

We are regularly involved in legal proceedings in the ordinary course of business, some of which are covered in part by insurance. Because of the uncertainties related to the outcome of the litigation and range of loss on certain cases, we are generally unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. In other cases, we prepare estimates based on historical experience, the professional judgment of our legal counsel, and other assumptions that we believe to be reasonable. As additional information becomes available, we reassess the potential liability related to pending litigation and revise the related estimates. Such revisions and any actual liability that greatly exceed our estimates could materially adversely impact our results of operations and financial condition.

NOTE 8: Dividend Declared

On October 11, 2006, the Board of Directors declared a quarterly cash dividend of $0.10 per common share, payable January 8, 2007 to shareholders of record on December 8, 2006, which has been recorded as an accrued liability in the accompanying November 25, 2006 balance sheet.

NOTE 9: Repurchase of Outstanding Stock

On April 12, 2006, the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $50 million. There is no time restriction on this authorization. There were no repurchases during the first quarter of Fiscal 2007. Repurchases of up to $22.2 million of our common stock remain available under this authorization.

NOTE 10: Income Per Share

The following table reflects the calculation of basic and diluted income per share for the thirteen weeks ended November 25, 2006 and November 26, 2005.

	Thirteen Weeks Ended
(In thousands, except per share data)	November 25, 2006	November 26, 2005
Income per share – basic
Net income	$7,936	$14,570
Weighted average shares outstanding	31,249	32,934
Net income per share – basic	$0.25	$0.44

Income per share – assuming dilution
Net income	$7,936	$14,570
Weighted average shares outstanding	31,249	32,934
Dilutive impact of options and awards outstanding	338	287
Weighted average shares and potential dilutive shares outstanding	31,587	33,221
Net income per share - assuming dilution	$0.25	$0.44

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that this management’s discussion be read in conjunction with the Management’s Discussion and Analysis included in our Annual Report to Shareholders for the year ended August 26, 2006.

Executive Overview

Winnebago Industries, Inc. is a leading motor home manufacturer with a proud history of manufacturing recreation vehicles for the last 48 years. Our retail market share per Statistical Surveys, Inc. of Class A and Class C motor homes calendar year-to-date through October 31, 2006 compared to the same period ending October 31, 2005 was 19.2 percent compared to 17.8 percent, respectively, or an 8.2 percent increase. Our strategy is to manufacture quality motor homes in a profitable manner. We measure profitability by using five guidelines: return on assets (ROA), return on equity (ROE), return on invested capital (ROIC), operating income as a percent of net revenues and net income as a percent of net revenues. Our primary goal is to be a leader in profitability in the recreation vehicle industry. As a result of our performance, we have returned significant profits back to our shareholders through stock repurchases and dividends.

In the first quarter of Fiscal 2007, we saw the same trends continue in the motor home market that we saw throughout Fiscal 2006: further volume decline and shift in mix to lower-priced products in all product classes. This trend is occurring industry-wide. Industry retail sales per Statistical Surveys, Inc. of Class A and Class C motor homes calendar year-to-date through October 31, 2006 were down 11.5 percent. Although our volume decline was not as extreme as the industry retail decline, due to the popularity of our new Class C product offerings, our volume did decrease 4.3 percent calendar year-to-date through October. Other factors negatively impacting the quarter were increases in retail promotional programs, raw material commodities and health care costs, which reduced our gross profit margins. However, we remained solidly profitable in the first quarter of Fiscal 2007 with earnings of $7.9 million, or $0.25 per diluted share, and paid out dividends of $3.1 million to our shareholders.

Company Outlook

The RV industry is cyclical and susceptible to slowdowns in the general economy. RV industry sales have been characterized by cycles of growth and contraction in consumer demand, reflecting prevailing economic, demographic and political conditions that affect disposable income for leisure-time activities. Some of the factors that contribute to this cyclicality include fuel availability and costs, interest rate levels, the level of discretionary spending, availability of credit and consumer confidence. The motorized portion of the recreation vehicle industry has experienced a volume decline for nearly two years. An extended continuation of higher fuel costs, higher interest rates, smaller discretionary spending and lower consumer confidence would adversely affect our business, results of operations and financial condition. We will continue to adjust our factory schedule as necessary to reflect the demand for our products. Should fuel prices remain lower than the record levels seen in the summer of 2006, interest rates continue to remain stable or decline and RV consumer sentiment begin to rise, the motor home market may improve next spring.

Order backlog for our motor homes was as follows:

	As Of
	Nov. 25, 2006	Product Mix %	Nov. 26, 2005	Product Mix %	Increase (Decrease)	% Change
Class A gas	552	31.6	494	24.5	58	11.7
Class A diesel	466	26.7	495	24.6	(29)	(5.9)
Total Class A	1,018	58.3	989	49.1	29	2.9
Class C	727	41.7	1,024	50.9	(297)	(29.0)
Total backlog	1,745	100.0	2,013	100.0	(268)	(13.3)
Total approximate revenue dollars (in millions)	$166.9		$184.5		$(17.6)	(9.5)
Dealer inventory (units)	4,551		5,036		(485)	(9.6)

We include in our backlog all accepted purchase orders from dealers to be shipped within the next six months. Orders in backlog can be canceled or postponed at the option of the purchaser at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Long-term demographics are favorable for us as our target market of consumers age 50 and older is expected to substantially increase over the next 30 years due to the aging of the baby boom market. Also, according to a 2005 study conducted by the University of Michigan, the age at which the motor home consumer is purchasing motor homes has broadened. Motor home buyers are entering the market earlier that in the past, as young as 35, and living active and healthier lives with more buyers remaining in the RV lifestyle over the age of 75. The study also indicates that owners are now using their motor homes for more than just traditional camping, having a positive impact on long-term motor home market growth. The study shows that motor homes are used to pursue consumers’ many lifestyle passions which may include going to motor sports events or tailgating at sporting events.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that we believe to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates and such differences could be material.

We believe that the following accounting estimates and policies are the most critical to aid in fully understanding and evaluating our reported financial results and they require our most difficult, subjective or complex judgments resulting from the need to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

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

Revenues from the sales of our original equipment manufacturing (OEM) components and motor home-related parts are recorded as the products are shipped from our location. The title of ownership transfers on these products as they leave our location due to the freight terms of F.O.B. - Forest City, Iowa.

Postretirement Benefits Obligations and Costs. We provide certain health care and other benefits for retired employees, hired before April 1, 2001, who have fulfilled eligibility requirements at age 55 with 15 years of continuous service. Postretirement benefit liabilities are determined by actuaries using assumptions about the discount rate and health care cost-trend rates. A significant increase or decrease in interest rates could have a significant impact on our operating results. Further discussion of our postretirement benefit plan and related assumptions is included in Note 6.

Warranty. A comprehensive 12-month/15,000-mile warranty and a 3-year/36,000-mile warranty on sidewalls and floors is provided by us with the purchase of any new motor home. Estimated costs related to product warranty are accrued at the time of sale and are based upon past warranty claims and unit sales history and adjusted as required to reflect actual costs incurred, as information becomes available. A significant increase in dealership labor rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize. We also incur costs as a result of additional service actions not covered by our warranties, including product recalls and customer satisfaction actions. Estimated costs are accrued at the time the service action is implemented and are based upon past claim rate experiences and the estimated cost of the repairs. Further discussion of our warranty costs and associated accruals is included in Note 5.

Repurchase Commitments. Generally, companies in the RV industry enter into repurchase agreements with lending institutions which have provided wholesale floorplan financing to dealers. Our repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed motor homes. The agreements also provide that our liability will not exceed 100 percent of the dealer invoice and provide for periodic liability reductions based on the time since the date of the original invoice. These repurchase obligations generally expire upon the earlier to occur of (i) the dealer’s sale of the financed unit or (ii) one year from the date of the original invoice. Our obligations under these repurchase agreements are reduced by the proceeds received upon the resale of any repurchased unit. The gross repurchase obligation will vary depending on the season and the level of dealer inventories. Past losses under these agreements have not been significant. Further discussion of our repurchase obligations is included in Note 7.

Stock-Based Compensation. Historically, we have granted stock options to our key employees and nonemployee directors as part of their compensation. In the first quarter of Fiscal 2007, we granted restricted stock awards to key employees instead of stock options.

The amount of compensation expense incurred related to stock awards and to be incurred in future periods is dependent upon a number of factors, such as the number of awards, both options and shares granted, the timing of stock option exercises and actual forfeiture rates. We estimate the fair value of all stock option awards as of the date of grant by applying the Black-Scholes option-pricing model. The application of this valuation model involves assumptions, some of which are judgmental and highly sensitive, in the determination of stock option compensation expense. These assumptions include, among others, our expected stock price volatility and the expected life of our stock options, which are based primarily on our historical experience.

The value of the restricted stock is based on the closing price of our common stock on the date of grant.

The fair value of each award is amortized on a straight-line basis over the requisite service period or to an employee’s eligible retirement date, if earlier. This is because our awards typically vest over three years or upon retirement if earlier; thus, options and restricted stock awards are expensed immediately upon grant for retirement-eligible employees. This feature accelerates expense in the period of grant (typically our first fiscal quarter) and relatively less expense thereafter. This creates an uneven pattern of stock-based compensation that results in relatively higher expense in our first fiscal quarter and relatively lower expense in our second through fourth quarters. The impact of this feature is significant since a majority of our awards are made to retirement-eligible employees. Further discussion of our stock-based compensation is included in Note 2.

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

Results of Operations

Current Quarter Compared to the Same Quarter Last Year

The following is an analysis of changes in key items included in the consolidated statements of income for the quarter ended November 25, 2006 compared to the quarter ended November 26, 2005.

	Quarter Ended
(In thousands, except percent and per share data)	Nov. 25, 2006	% of Revenues	Nov. 26, 2005	% of Revenues	(Decrease) Increase	% Change
Net revenues	$201,765	100.0	$232,255	100.0	$(30,490)	(13.1)
Cost of goods sold	180,381	89.4	201,091	86.6	(20,710)	(10.3)
Gross profit	21,384	10.6	31,164	13.4	(9,780)	(31.4)
Selling	4,727	2.4	4,673	2.0	54	1.2
General and administrative	6,517	3.2	5,049	2.2	1,468	29.1
Total operating expenses	11,244	5.6	9,722	4.2	1,522	15.7
Operating income	10,140	5.0	21,442	9.2	(11,302)	(52.7)
Financial income	1,563	0.8	922	0.4	641	69.5
Income before income taxes	11,703	5.8	22,364	9.6	(10,661)	(47.7)
Provision for taxes	3,767	1.9	7,794	3.3	(4,027)	(51.7)
Net income	$7,936	3.9	$14,570	6.3	$(6,634)	(45.5)
Diluted income per share	$0.25		$0.44		$(0.19)	(43.2)
Fully diluted average shares outstanding	31,587		33,221		(1,634)	(4.9)

Unit deliveries consisted of the following:

	Quarter Ended
Motor home unit deliveries:	Nov. 25, 2006	Product Mix %	Nov. 26, 2005	Product Mix %	Decrease	% Change
Class A gas	772	35.0	901	36.1	(129)	(14.3)
Class A diesel	341	15.4	422	16.9	(81)	(19.2)
Total Class A	1,113	50.4	1,323	53.0	(210)	(15.9)
Class C	1,096	49.6	1,171	47.0	(75)	(6.4)
Total deliveries	2,209	100.0	2,494	100.0	(285)	(11.4)

Net revenues for the thirteen weeks ended November 25, 2006 decreased $30.5 million, or 13.1 percent, primarily as a result of an 11.4 percent decrease in unit deliveries. Along with our overall decline in motor home deliveries, our average selling price decreased 2.8 percent when comparing the thirteen weeks ended November 25, 2006 to the thirteen weeks ended November 26, 2005.

Gross profit margin decreased from 13.4 percent during the thirteen weeks ended November 26, 2005 to 10.6 percent during the thirteen weeks ended November 25, 2006. The deterioration of margin was primarily due to lower production volumes resulting in increased fixed costs per unit of production and increased retail promotional programs. Also contributing to the reduced margins were increased raw material commodities and health care costs.

Selling expenses increased $54,000, or 1.2 percent, during the thirteen weeks ended November 25, 2006. As a percent of net revenues, selling expenses were 2.4 percent and 2.0 percent during the thirteen weeks ended November 25, 2006 and November 26, 2005, respectively. The increases were due primarily to advertising expenses.

General and administrative expenses increased $1.5 million, or 29.1 percent, during the thirteen weeks ended November 25, 2006. As a percent of net revenues, general and administrative expenses were 3.2 percent and 2.2 percent during the thirteen weeks ended November 25, 2006 and November 26, 2005, respectively. The increases were due primarily to stock-based compensation expense as a result of accelerated vesting due to an increase of retirement eligible employees.

Financial income increased $641,000, or 69.5 percent, during the thirteen weeks ended November 25, 2006. The increase in financial income was due to a higher average interest rate earned on investments and a higher average short-term investment balance.

The overall effective income tax rate decreased to 32.2 percent for the thirteen weeks ended November 25, 2006 from 34.9 percent for the thirteen weeks ended November 26, 2005. The decrease was a result of an increase in tax-free and dividend income and stock option tax benefits due to the exercise of stock options.

Net income decreased by 45.5 percent and income per diluted share decreased by 43.2 percent when comparing the thirteen weeks ended November 25, 2006 to the thirteen weeks ended November 26, 2005. The smaller percentage decrease in income per diluted share was due to a lower number of shares of common stock outstanding during the thirteen weeks ended November 25, 2006, as a result of shares of common stock repurchased by the Company. (See Note 10 of the Unaudited Notes to Condensed Consolidated Financial Statements for the period ended November 25, 2006.)

Analysis of Financial Condition, Liquidity and Resources

In recent fiscal periods, we have generated substantial cash from operations, which has enabled us to meet our working capital needs and make appropriate investments in manufacturing equipment and facilities, as well as pay increased cash dividends and repurchase stock. Cash and cash equivalents totaled $13.0 million and $24.9 million as of November 25, 2006 and August 26, 2006, respectively. Short-term investments, consisting primarily of highly liquid investments as of November 25, 2006 and August 26, 2006, were $130.0 million on both dates. Working capital at November 25, 2006 and August 26, 2006 was $200.1 million and $187.0 million, respectively, an increase of $13.1 million. We have no long-term debt. We currently expect our cash on hand and funds generated from operations to be sufficient to cover both short- and long-term operation requirements.

Operating Activities

Cash used in operating activities was $11.6 million during the thirteen weeks ended November 25, 2006, compared to cash provided by operating activities of $32.4 million during the thirteen weeks ended November 26, 2005. The changes in cash used in operating activities was primarily attributable to an increase in our raw material chassis and work-in-process chassis inventories. The decrease in net income of $6.6 million also contributed to the decrease, to a lesser extent.

Investing Activities

The primary uses of cash for investing activities were for manufacturing equipment and facilities purchases of $1.2 million for the thirteen weeks ended November 25, 2006 compared to $1.4 million during the thirteen weeks ended November 26, 2005. We purchased $80.4 million of short-term investments and received proceeds of $80.4 million from the sale or maturity of short-term investments during the thirteen weeks ended November 25, 2006. During the thirteen weeks ended November 26, 2005, we purchased $49.5 million of short-term investments and received proceeds of $32.6 million from the sale or maturity of short-term investments.

Financing Activities

Cash provided by financing activities for the thirteen weeks ended November 25, 2006 was $209,000 compared to cash uses of $8.0 million during the thirteen weeks ended November 26, 2005. Payments of $3.1 million for the thirteen weeks ended November 25, 2006 and $3.0 million for the thirteen weeks ended November 26, 2005 for cash dividends were made. We did not repurchase any of our common stock during the thirteen weeks ended November 25, 2006, but did transact repurchases of $5.2 million during the thirteen weeks ended November 26, 2005. We received proceeds from the exercise of stock options of $2.8 million and $175,000 during the thirteen weeks ended November 25, 2006 and November 26, 2005, respectively. (See Unaudited Condensed Consolidated Statements of Cash Flows)

Anticipated Use of Funds

On April 12, 2006, the Board of Directors authorized the repurchase of outstanding shares of the Company’s common stock, depending on market conditions, for an aggregate consideration of up to $50 million. We did not repurchase any shares of common stock during the thirteen weeks ended November 25, 2006. Repurchases of up to $22.2 million of our outstanding shares of common stock remain available under this authorization.

Estimated uses, at November 25, 2006, of our liquid assets for the remainder of Fiscal 2007 include $9.3 million for payments of cash dividends. We expect spending for capital expenditures will be approximately in the $3 to $5 million range for the rest of Fiscal 2007, as we believe that total capital spending in Fiscal 2007 will be consistent with Fiscal 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of November 25, 2006, we have an investment portfolio of cash and cash equivalents of $13.0 million and available-for-sale securities of $130.0 million. Taking into account the credit risk criteria of our investment policy, the primary market risk associated with these investments is interest rate risk and a decline in value if market interest rates increase. However, we have the ability to hold our fixed income investments until maturity or for the typical Dutch auction period (an average of 79 days) and based upon historical experience, we do not believe there are significant risks of a failed Dutch auction. Therefore, we would not expect to recognize a material adverse impact in income or cash flows in the event of a decline in value due to an increase in market interest rates.

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

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of November 25, 2006. During our assessment, we did not identify any material weaknesses in our internal control over financial reporting.

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls over financial reporting subsequent to the date we carried out its evaluation.

In connection with the evaluation of internal control over financial reporting described above, no changes in our internal control over financing reporting were identified that occurred during the first quarter of Fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Winnebago Industries, Inc.

Forest City, Iowa

We have reviewed the accompanying consolidated balance sheet of Winnebago Industries, Inc. and subsidiaries (the “Company”) as of November 25, 2006, and the related consolidated statements of income and condensed consolidated statements of cash flows for the thirteen-week periods ended November 25, 2006 and November 26, 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of August 26, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated November 9, 2006, we expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Minneapolis, Minnesota

January 4, 2007

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings.

We are regularly involved in legal proceedings in the ordinary course of business, some of which are covered in part by insurance. Because of the uncertainties related to the outcome of the litigation and range of loss on certain cases, we are generally unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. In other cases, we prepare estimates based on historical experience, the professional judgment of our legal counsel, and other assumptions that we believe to be reasonable. As additional information becomes available, we reassess the potential liability related to pending litigation and revise the related estimates. Such revisions and any actual liability that greatly exceed our estimates could materially adversely impact our results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On April 12, 2006, the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $50 million. There is no time restriction on this authorization. As of November 25, 2006, 970,200 shares had been repurchased for an aggregate consideration of approximately $27.8 million. There were no repurchases during the first quarter of Fiscal 2007 under this authorization.

Item 5.	Other Information.

(a)       On December 28, 2006, the Company adopted the Winnebago Industries, Inc. Executive Deferred Compensation Plan (the “Executive Deferred Compensation Plan”). The Executive Deferred Compensation Plan permits deferrals of a portion of salary and all or a portion of cash incentive award compensation. The Executive Deferred Compensation Plan is effective as of January 1, 2007 and will apply to compensation paid to participants on and after such date. A copy of the Executive Deferred Compensation Plan is filed as Exhibit 10c to this Quarterly Report on Form 10-Q.

Under the Executive Deferred Compensation Plan, executive officers and certain key employees may annually choose to defer up to 50 percent of their salary and up to 100 percent of their cash incentive awards. The Human Resources Committee may, from time to time and in its sole and absolute discretion, select the investments in which a participant’s deferred benefit account may be deemed invested (“Available Investments”).

Each participant may designate, on an Investment Election Form, the Available Investments in which his or her deferred benefit account will be deemed invested, and the percentage of his or her deferred benefit account that will be invested in each Available Investment, for purposes of determining the amount of earnings or losses to be credited or debited to his or her deferred benefit account. Such form must be filed with the administrator of the Executive Deferred Compensation Plan.

A participant in the Executive Deferred Compensation Plan shall, upon the first to occur of the following events, be entitled to a payment (a “Deferred Benefit”) equal to the amount of his or her deferred benefit account as of the determination date coincidental with such event (capitalized terms used below shall have the meanings ascribed to them in the Executive Deferred Compensation Plan):

•	Date certain (which must be selected by the participant in his or her participation agreement and which cannot be changed except as otherwise provided in the Executive Deferred Compensation Plan);
•	Separation from Service;
•	Disability;
•	Death; or
•	Change of Control.

The Company shall pay to the participant (or the participant’s beneficiary), his or her Deferred Benefit in one of the following forms (as elected in the participation agreement filed by the participant with the administrator of the Executive Deferred Compensation Plan):

•	A lump sum payment; or
•

A monthly payment of a fixed amount which shall amortize the participant’s Deferred Benefit in equal monthly payments of principal and interest over a period from 2 to 120 months (as selected by the participant on his or her participation agreement).In the event of Death, Disability or Change in Control, the Company shall pay to the participant (or the participant’s beneficiary) the total value of his or her Deferred Benefit in a lump-sum payment.

In the absence of a participant’s election as to the form of the payout, a participant’s Deferred Benefit Account shall be paid over a 120-month period.

Item 6.	Exhibits.

(a)	Exhibits - See Exhibit Index on page 18.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.
(Registrant)

Date	January 4, 2007	/s/ Bruce D. Hertzke
Bruce D. Hertzke Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date	January 4, 2007	/s/ Sarah N. Nielsen
Sarah N. Nielsen Chief Financial Officer (Principal Financial Officer)

Exhibit Index

10a.	Amended Winnebago Industries, Inc. 2004 Incentive Compensation Plan.

10b.	Amended Winnebago Industries, Inc. Directors’ Deferred Compensation Plan.

10c.	Winnebago Industries, Inc. Executive Deferred Compensation Plan.

15.	Letter regarding Unaudited Interim Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated January 4, 2007.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated January 4, 2007.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated January 4, 2007.

32.2	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated January 4, 2007.