Form 10-Q
period 2007-02-24
WINNEBAGO INDUSTRIES INC
filed 2007-03-30
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
 ☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended February 24, 2007

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

Yes ☐   No ☒

         The number of shares of common stock, par value $0.50 per share, outstanding on March 23, 2007 was 31,594,306.

WINNEBAGO INDUSTRIES, INC.

Winnebago Industries, Inc.

Unaudited Consolidated Statements of Income

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

	Quarter Ended		Six Months Ended
(In thousands, except per share data)	February 24, 2007	February 25, 2006	February 24, 2007	February 25, 2006
Net revenues	$199,014	$206,425	$400,779	$438,680
Cost of goods sold	180,049	186,105	360,430	387,196
Gross profit	18,965	20,320	40,349	51,484

Operating expenses:
Selling	4,315	4,505	9,042	9,178
General and administrative	5,290	5,284	11,807	10,333
Total operating expenses	9,605	9,789	20,849	19,511

Operating income	9,360	10,531	19,500	31,973
Financial income	1,602	1,314	3,165	2,236
Income before income taxes	10,962	11,845	22,665	34,209

Provision for taxes	3,430	4,145	7,197	11,939
Net income	$7,532	$7,700	$15,468	$22,270

Income per common share:
Basic	$0.24	$0.23	$0.49	$0.68
Diluted	$0.24	$0.23	$0.49	$0.67

Weighted average common shares outstanding:
Basic	31,459	32,806	31,354	32,870
Diluted	31,764	33,147	31,666	33,167

Dividends paid per common share	$0.10	$0.09	$0.20	$0.18

See unaudited notes to condensed consolidated financial statements.

Winnebago Industries, Inc.

Unaudited Consolidated Balance Sheets

(In thousands)	February 24, 2007	August 26, 2006

Assets

Current assets:
Cash and cash equivalents	$12,446	$24,934
Short-term investments	154,549	129,950
Receivables, less allowance for doubtful accounts ($185 and $164, respectively)	23,406	20,859
Inventories	94,389	77,081
Prepaid expenses and other assets	4,853	5,269
Deferred income taxes	11,599	9,067
Total current assets	301,242	267,160
Property and equipment, at cost:
Land	934	946
Buildings	59,398	59,378
Machinery and equipment	99,972	99,839
Transportation equipment	9,669	9,561
Total property and equipment, at cost	169,973	169,724
Accumulated depreciation	(115,693)	(112,817)
Total property and equipment, net	54,280	56,907
Investment in life insurance	19,524	20,814
Deferred income taxes	25,708	25,002
Other assets	17,095	14,832
Total assets	$417,849	$384,715

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$37,437	$27,923
Income taxes payable	10,343	7,876
Accrued expenses:
Accrued compensation	13,047	12,498
Product warranties	10,655	9,523
Self-insurance	8,529	7,842
Promotional	3,445	5,253
Accrued dividends	3,153	3,109
Other	5,314	6,098
Total current liabilities	91,923	80,122
Postretirement health care and deferred compensation benefits, net of current portion	87,494	86,271
Contingent liabilities and commitments
Stockholders’ equity:
Capital stock common, par value $0.50; authorized 60,000 shares, issued 51,776 shares	25,888	25,888
Additional paid-in capital	26,557	22,268
Retained earnings	489,616	480,446
Treasury stock, at cost (20,190 and 20,633 shares, respectively)	(303,629)	(310,280)
Total stockholders’ equity	238,432	218,322
Total liabilities and stockholders’ equity	$417,849	$384,715

See unaudited notes to condensed consolidated financial statements.

Winnebago Industries, Inc.

Unaudited Consolidated Statements of Cash Flows

	Six Months Ended
(In thousands)	February 24, 2007	February 25, 2006
Operating activities:
Net income	$15,468	$22,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,331	5,328
Stock-based compensation	3,609	2,895
Deferred compensation expense	1,075	733
Provision for doubtful accounts	135	27
Deferred income taxes	(3,238)	1,538
Excess tax benefit of stock options	(1,587)	(174)
Increase in cash surrender value of life insurance policies	(390)	(521)
Postretirement benefit income	(245)	(95)
(Gain) loss on disposal of property	(83)	33
Other	2	45
Change in assets and liabilities:
Inventories	(17,308)	29,767
Receivables and prepaid assets	(2,266)	10,986
Accounts payable and accrued expenses	9,149	(10,336)
Income taxes payable	4,065	3,257
Postretirement and deferred compensation benefits	(579)	(663)
Net cash provided by operating activities	13,138	65,090

Investing activities:
Purchases of short-term investments	(170,399)	(110,100)
Proceeds from the sale or maturity of short-term investments	145,800	58,950
Purchases of property and equipment	(2,841)	(1,968)
Proceeds from the sale of property	216	73
Other	532	201
Net cash used in investing activities	(26,692)	(52,844)

Financing activities:
Payments for purchase of common stock	—	(8,284)
Payments of cash dividends	(6,254)	(5,922)
Proceeds from exercise of stock options	5,733	1,127
Excess tax benefit of stock options	1,587	174
Net cash provided by (used in) financing activities	1,066	(12,905)

Net decrease in cash and cash equivalents	(12,488)	(659)
Cash and cash equivalents at beginning of period	24,934	19,484
Cash and cash equivalents at end of period	$12,446	$18,825

Supplemental cash flow disclosure:
Income taxes paid	$6,154	$7,000

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of February 24, 2007 and the consolidated statements of income for the quarter and six months ended February 24, 2007 and February 25, 2006, and consolidated cash flows for the six months ended February 24, 2007 and February 25, 2006. The consolidated statement of income for the six months ended February 24, 2007 is not necessarily indicative of the results to be expected for the full year. The balance sheet data as of August 26, 2006 was derived from audited financial statements, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in our Annual Report to Shareholders for the year ended August 26, 2006. Certain prior period information in the unaudited consolidated statements of cash flows has been reclassified to conform to the current year presentation.

NOTE 2: Stock-Based Compensation Plans

We have a 2004 Incentive Compensation Plan, as amended, in place which allows us to grant stock options and other equity compensation to key employees and to nonemployee directors. In prior years, stock-based compensation consisted only of stock options. In Fiscal 2007, we granted restricted stock awards to key employees and directors instead of stock options. The value of the restricted stock awards is determined using the intrinsic value method which, in this case, is based on the number of shares granted and the closing price of our common stock on the date of grant.

Total stock-based compensation expense included in our statements of income for the quarters ended February 24, 2007 and February 25, 2006 was $792,000 and $1.0 million, respectively. The total stock-based compensation for the six months ended February 24, 2007 and February 25, 2006 was $3.6 million and $2.9 million, respectively. Of the $3.6 million, $2.5 million is related to the October 11, 2006 grant to employees of 99,450 shares and the January 10, 2007 grant to nonemployee directors of 7,000 shares of restricted stock. The remainder is related to the amortization of previously granted employee and nonemployee directors stock options and nonemployee directors stock units issued in lieu of their fees. We will continue to recognize compensation expense over the three-year vesting periods for awards granted prior to adoption of Statement of Financial Accounting Standards (SFAS) No. 123R, but for all awards granted after August 27, 2005, compensation expense will be recognized over the requisite service period of the award or over a period ending with an employee’s eligible retirement date, if earlier.

NOTE 3: New Accounting Pronouncements

SFAS 109 has been amended by Financial Accounting Standards Interpretations (FIN) 48, Accounting for Uncertainty in Income Taxes. The amendment establishes a consistent threshold for recognizing current and deferred income taxes and results in increased comparability in how companies report income tax assets and liabilities. The effective date of FIN 48 is for fiscal years beginning after December 15, 2006 (our first quarter of Fiscal 2008). We are currently evaluating the impact of this pronouncement on our future consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (FASB) issued Financing Accounting Standards (FAS) No. 157, Fair Value Measurements. This statement provides a definition of fair value and a consistent basis by which to measure fair value. The statement is effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years (our Fiscal Year 2009). We are currently evaluating the impact of this pronouncement on our future consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires that we recognize the overfunded or underfunded status of our defined benefit and retiree medical plans as an asset or liability in our 2007 year-end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur. SFAS 158 is effective for fiscal years ending after December 15, 2006 (our fourth quarter of Fiscal 2007). We are currently evaluating the impact of adopting SFAS 158 on our consolidated results of operations and financial condition.

NOTE 4: Inventories

Inventories are valued at the lower of cost or market, with cost being determined under the last-in, first-out (LIFO) method and market defined as net realizable value.

Inventories consist of the following (in thousands):

	February 24, 2007	August 26, 2006
Finished goods	$43,315	$33,420
Work-in-process	40,949	35,166
Raw materials	42,750	40,080
	127,014	108,666
LIFO reserve	(32,625)	(31,585)
	$94,389	$77,081

NOTE 5: Warranty

We provide our motor home customers a comprehensive 12-month/15,000-mile warranty on the coach, and a 3-year/36,000-mile warranty on sidewalls and floors. We record a liability based on our estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Changes in our product warranty liability are as follows:

	Six Months Ended
(In thousands)	February 24, 2007	February 25, 2006
Balance at beginning of period	$9,523	$12,183
Provision	6,707	5,579
Claims paid	(5,575)	(6,478)
Balance at end of period	$10,655	$11,284

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

Changes in our reserve for customer service actions are as follows:

	Six Months Ended
(In thousands)	February 24, 2007	February 25, 2006
Balance at beginning of period	$505	$624
Provision	168	41
Claims paid	(419)	(269)
Balance at end of period	$254	$396

NOTE 6: Employee and Retiree Benefits

Long-term postretirement health care and deferred compensation benefits are as follows:

(In thousands)	February 24, 2007	August 26, 2006
Postretirement health care benefit cost (1)	$49,814	$50,583
Deferred compensation liability (2)	25,138	25,015
Executive share option plan liability	12,542	10,673
Total postretirement health care and deferred compensation benefits	$87,494	$86,271

(1)	The current portion of accrued postretirement benefit cost of $964,000 and $903,000 as of February 24, 2007 and August 26, 2006, respectively, is included within other accrued expenses.
(2)	The current portion of deferred compensation liability of $1.5 million and $1.6 million as of February 24, 2007 and August 26, 2006, respectively, is included within accrued compensation.

Postretirement Health Care Benefits

We provide certain health care and other benefits for retired employees, hired before April 1, 2001, who have fulfilled eligibility requirements of age 55 with 15 years of continuous service. Retirees are required to pay a monthly premium for medical coverage based on years of service at retirement and then current age. Effective September 2004, we amended our postretirement health care benefit by establishing a maximum employer contribution amount which resulted in a $40.4 million reduction of the accumulated postretirement benefit obligation. This reduction was deferred and is being amortized over the approximate remaining service period of active participants. Net periodic postretirement benefit income consisted of the following components (in thousands):

	Quarter Ended		Six Months Ended
	February 24, 2007	February 25, 2006	February 24, 2007	February 25, 2006
Interest cost	$472	$456	$944	$913
Service cost	202	233	404	466
Net amortization and deferral	(796)	(737)	(1,593)	(1,474)
Net periodic postretirement benefit (income)	$(122)	$(48)	$(245)	$(95)

For accounting purposes, we recognized income from the plan for the first and second quarters of both Fiscal 2007 and Fiscal 2006 due to the amortization of the cost savings from the September 2004 amendment. However, we are still obligated to pay the cost of previously accrued and earned retiree benefits and paid approximately $293,000 and $342,000 of such benefits for the quarters ended February 24, 2007 and February 25, 2006, respectively, and $462,000 and $560,000 for the six months ended February 24, 2007 and February 25, 2006, respectively.

NOTE 7: Contingent Liabilities and Commitments

Repurchase Commitments

Our repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The agreements provide that our liability will not exceed 100 percent of the dealer invoice and provide for periodic liability reductions based on the time since the date of the original invoice. Our contingent liability on these repurchase agreements was approximately $307.5 million and $278.6 million at February 24, 2007 and August 26, 2006, respectively. Losses under these repurchase agreements for the six months ended February 24, 2007 and February 25, 2006 were $4,000 and $0, respectively. Our reserve methodology is used to record an estimated expense and loss reserve in each accounting period based upon our extensive history and experience and known current events with respect to repurchase agreements with the lenders to our dealers. Based on the historical data and known current events, repurchase reserves under our repurchase agreements at February 24, 2007 and August 26, 2006 were not significant. Upon resale of the repurchased units, we do not record the transaction as revenue. The difference between the repurchase price and the net proceeds received from reselling the units is charged against our reserve for losses on repurchases.

Guarantees For Suppliers

During the second quarter of Fiscal 2002, we entered into a five-year services agreement (the “Agreement”) with an unaffiliated third-party paint Supplier (the “Supplier”) and the Forest City Economic Development, Inc., (“FCED”) an Iowa nonprofit corporation, requiring the Supplier to provide paint services on our recreation vehicles. The FCED constructed and debt financed a facility which is leased by the Supplier. In the event of termination of the lease agreement by any of the parties involved before September 1, 2007, the rights and obligations of the Supplier under the lease would be transferred to us. As of February 24, 2007, the Supplier is current with its lease payment obligations to the FCED with approximately $2.8 million (principal and interest) remaining to be paid through August 2012. Under the terms of the Agreement in the event of a default by the Supplier, we would be obligated to purchase from the Supplier equipment installed in the paint facility at net book value of $370,000 as of February 24, 2007, and we would be obligated to assume payment obligations for approximately $7,600 in capital equipment leases remaining to be paid at February 24, 2007.

During the second quarter of Fiscal 2004, we entered into a five-year limited guaranty agreement (“Guaranty Agreement”) with a leasing corporation (“Landlord”) and the previously discussed Supplier. The Landlord constructed a paint facility through debt financing on land adjoining our Charles City manufacturing plant for the Supplier. The Landlord and the Supplier have signed a ten-year lease agreement which commenced on August 1, 2004. The Guarantee Agreement states that we will guarantee the first 60 monthly lease payments (totaling approximately $1.6 million of which $676,000 was remaining as of February 24, 2007). In the event of a default under the lease agreement before August 2009 and the Supplier’s failure to correct the default, the Landlord shall give us, the guarantor, written notice of its intent to terminate said lease. At the time of that notification, we will have various options that we must exercise in a timely manner. One option is to purchase the real estate with improvements from the Landlord. The price we would pay would be the outstanding loan owed by the Landlord to construct the paint facility, which was approximately $1.7 million as of February 24, 2007. As of February 24, 2007, the Supplier is current with its lease payment obligations to the Landlord. As of February 24, 2007, the balance of the guarantee was approximately $151,000 and presented as other accrued liabilities in the accompanying consolidated balance sheets.

Litigation

We are regularly involved in legal proceedings in the ordinary course of business, some of which are covered in part by insurance. Because of the uncertainties related to the outcome of the litigation and range of loss on certain cases we are generally unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. In other cases, we prepare estimates based on historical experience, the professional judgment of our legal counsel, and other assumptions that we believe to be reasonable. As additional information becomes available, we reassess the potential liability related to pending litigation and revise the related estimates. Such revisions and any actual liability that greatly exceed our estimates could materially adversely impact our results of operations and financial condition.

NOTE 8: Dividends Declared

On January 11, 2007, the Board of Directors declared a quarterly cash dividend of $0.10 per common share, payable April 9, 2007 to shareholders of record on March 9, 2007, which has been recorded as an accrued liability in the accompanying balance sheet as of February 24, 2007.

On March 22, 2007, the Board of Directors declared a quarterly cash dividend of $0.10 per common share, payable July 9, 2007 to shareholders of record on June 8, 2007.

NOTE 9: Repurchase of Outstanding Stock

On April 12, 2006, the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $50 million. There is no time restriction on this authorization. There were no repurchases during the first six months of Fiscal 2007. Repurchases of up to $22.2 million of our common stock remain available under this authorization.

NOTE 10: Income Per Share

The following table reflects the calculation of basic and diluted income per share for the quarters and six months ended February 24, 2007 and February 25, 2006.

	Quarter Ended		Six Months Ended
(In thousands, except per share data)	February 24, 2007	February 25, 2006	February 24, 2007	February 25, 2006
Income per share – basic
Net income per share - basic	$7,532	$7,700	$15,468	$22,270
Weighted average shares outstanding	31,459	32,806	31,354	32,870
Net income per share - basic	$0.24	$0.23	$0.49	$0.68

Income per share – assuming dilution
Net income	$7,532	$7,700	$15,468	$22,270
Weighted average shares outstanding	31,459	32,806	31,354	32,870
Dilutive impact of options and awards outstanding	305	341	312	297

Weighted average shares and potential dilutive shares outstanding	31,764	33,147	31,666	33,167
Net income per share – assuming dilution	$0.24	$0.23	$0.49	$0.67

For the quarters ended February 24, 2007 and February 25, 2006, there were options outstanding to purchase 255,800 shares and 514,624 shares, respectively, of common stock at an average price of $32.63 and $31.35, respectively, which were not included in the computation of diluted income per share because they are considered anti-dilutive under the treasury stock method per SFAS No. 128, Earnings Per Share (as amended).

For the six months ended February 24, 2007 and February 25, 2006, there were options outstanding to purchase 281,132 shares and 736,142 shares, respectively, of common stock at an average price of $32.78 and $30.43, respectively, which were not included in the computation of diluted income per share because they are considered anti-dilutive under the treasury stock method per SFAS No. 128, Earnings Per Share (as amended).

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that this Management’s Discussion be read in conjunction with the Management’s Discussion and Analysis included in our Annual Report to Shareholders for the year ended August 26, 2006.

Executive Overview

Winnebago Industries, Inc. is a leading motor home manufacturer with a proud history of manufacturing recreation vehicles for the last 49 years. Our retail market share per Statistical Surveys, Inc. of Class A and Class C motor homes for the calendar year ended December 31, 2006 compared to calendar year ended December 31, 2005 was 19.0 percent compared to 17.9 percent, respectively, or a 6.1 percent increase. Our strategy is to manufacture quality motor homes in a profitable manner. We measure profitability by using five guidelines: return on assets, return on equity, return on invested capital, operating income as a percent of net revenues and net income as a percent of net revenues. Our primary goal is to be a leader in profitability in the recreation vehicle industry. As a result of our performance, we have returned significant profits back to our shareholders through stock repurchases and dividends. During the six months ended February 24, 2007, we paid out dividends of $6.3 million to our shareholders.

During the first two quarters of Fiscal 2007, we saw the same trend continue in the motor home market that we saw throughout Fiscal 2006; further volume decline and an overall shift in mix to lower-priced products including Class A gas motor homes. In response to this trend, we introduced new value-priced Class A gas motor homes (Winnebago Vista and Itasca Sunstar) at the National RV Trade Show in Louisville, Kentucky in December 2006 and began stocking the dealer channel with these products during the second quarter. These products are offered at a popular price range in which we had not previously had a presence in the Class A market. We also introduced new Class A motor homes (Winnebago Destination™ and Itasca Latitude™) that can be purchased with either a rear gas or diesel engine, providing less engine noise in the front and a more residential look and feel. We will begin stocking the dealer channel with these new Class A products in the third quarter. These additional Class A products should assist Winnebago Industries in the Class A market segments as they begin to enter the retail market in coming months.

Company Outlook

The RV industry is cyclical and susceptible to slowdowns in the general economy. RV industry sales have been characterized by cycles of growth and contraction in consumer demand, reflecting prevailing economic, demographic and political conditions that affect disposable income for leisure-time activities. Some of the factors that contribute to this cyclicality include fuel availability and cost, interest rate levels, the level of discretionary spending, availability of credit and consumer confidence. The motorized portion of the recreation vehicle industry has experienced a volume decline for two years. An extended continuation of higher fuel costs, higher interest rates, lower discretionary spending and lower consumer confidence would adversely affect our business, results of operations and financial condition. We will continue to adjust our factory schedule as necessary to reflect the demand for our products. Should fuel prices remain lower than the record levels seen in the summer of 2006, interest rates continue to remain stable or decline and RV consumer sentiment begin to rise, the motor home market may improve this spring or summer.

As evidenced in the table below, as of February 24, 2007, our sales order backlog showed an increase of 40.1 percent in the Class A gas segment and 60.8 percent in the Class A diesel segment, while the Class C segment remained fairly flat compared to the sales order backlog reported as of February 25, 2006. The increase in Class A backlog is due primarily to the favorable dealer response to our new Winnebago Destination and Itasca Latitude motor homes now entering the market.

Order backlog for our motor homes was as follows:

	As Of
	Feb. 24, 2007	Product Mix %	Feb. 25, 2006	Product Mix %	Increase (Decrease)	% Change
Class A gas	650	34.3	464	29.3	186	40.1
Class A diesel	394	20.8	245	15.5	149	60.8
Total Class A	1,044	55.1	709	44.8	335	47.2
Class C	852	44.9	872	55.2	(20)	(2.3)
Total backlog	1,896	100.0	1,581	100.0	315	19.9
Total approximate revenue dollars (in millions)	$165.3		$127.8		$37.5	29.3
Dealer inventory (units)	4,924		5,435		(511)	(9.4)

We include in our backlog all accepted purchase orders from dealers to be shipped within the next six months. Orders in backlog can be canceled or postponed at the option of the purchaser at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Long-term demographics are favorable for our industry as our target market of consumers age 50 and older is expected to substantially increase over the next 30 years due to the aging of the baby boom market. Also, according to a 2005 study conducted by the University of Michigan, the age at which the motor home consumer is purchasing motor homes has broadened. Motor homebuyers are entering the market earlier than in the past, as young as 35, and living active and healthier lives with more buyers remaining in the RV lifestyle over the age of 75. The study also indicates that owners are using their motor homes for more than just traditional camping, having a positive impact on long-term motor home market growth. The study shows that motor homes are used to pursue consumers’ many lifestyle passions which may include going to motor sports events or tailgating at sporting events.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that we believe to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates and such differences could be material.

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

Revenues from the sales of our original equipment manufacturing components and motor home-related parts are recorded as the products are shipped from our location. The title of ownership transfers on these products as they leave our location due to the freight terms of F.O.B. - Forest City, Iowa.

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

Warranty. A comprehensive 12-month/15,000-mile warranty and a 3-year/36,000-mile warranty on sidewalls and floors are provided by us with the purchase of any new motor home. Estimated costs related to product warranty are accrued at the time of sale and are based upon past warranty claims and unit sales history and adjusted as required to reflect actual costs incurred, as information becomes available. A significant increase in dealership labor rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize. We also incur costs as a result of additional service actions not covered by our warranties, including product recalls and customer satisfaction actions. Estimated costs are accrued at the time the service action is implemented and are based upon past claim rate experiences and the estimated cost of the repairs. Further discussion of our warranty costs and associated accruals is included in Note 5.

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

Stock-Based Compensation. Historically, we have granted stock options to our key employees and nonemployee directors as part of their compensation. In Fiscal 2007, we granted restricted stock awards to key employees and nonemployee directors instead of stock options.

The amount of compensation expense incurred related to stock awards and to be incurred in future periods is dependent upon a number of factors, such as the number of awards, both options and shares granted, the timing of stock option exercises and actual forfeiture rates. We estimate the fair value of all stock option awards as of the date of grant by applying the Black-Scholes option-pricing model. The application of this valuation model involves assumptions, some of which are judgmental and highly sensitive. These assumptions include, among others, our expected stock price volatility and the expected life of our stock options, which are based primarily on our historical experience.

The value of the restricted stock is based on the closing price of our common stock on the date of grant.

The fair value of each award is amortized on a straight-line basis over the requisite service period or to an employee’s eligible retirement date, if earlier. This is because our awards typically vest over three years or upon retirement if earlier; thus, options and restricted stock awards are expensed immediately upon grant for retirement-eligible employees. This feature accelerates expense in the period of grant (typically our first fiscal quarter) and creates an uneven pattern of stock-based compensation that results in relatively higher expense in our first fiscal quarter and relatively lower expense in our second through fourth quarters. The impact of this feature is significant since a majority of our awards are made to retirement-eligible employees. Further discussion of our stock-based compensation is included in Note 2.

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

Results of Operations

Current Quarter Compared to the Same Quarter Last Year

The following is an analysis of changes in key items included in the consolidated statements of income for the quarter ended February 24, 2007 compared to the quarter ended February 25, 2006.

	Quarter Ended
(In thousands, except percent and per share data)	Feb. 24, 2007	% of Revenues	Feb. 25, 2006	% of Revenues	(Decrease) Increase	% Change
Net revenues	$199,014	100.0	$206,425	100.0	$(7,411)	(3.6)
Cost of goods sold	180,049	90.5	186,105	90.2	(6,056)	(3.3)
Gross profit	18,965	9.5	20,320	9.8	(1,355)	(6.7)
Selling	4,315	2.1	4,505	2.2	(190)	(4.2)
General and administrative	5,290	2.7	5,284	2.5	6.1
Total operating expenses	9,605	4.8	9,789	4.7	(184)	(1.9)
Operating income	9,360	4.7	10,531	5.1	(1,171)	(11.1)
Financial income	1,602.8		1,314.6		288	21.9
Income before income taxes	10,962	5.5	11,845	5.7	(883)	(7.5)
Provision for taxes	3,430	1.7	4,145	2.0	(715)	(17.2)
Net income	$7,532	3.8	$7,700	3.7	$(168)	(2.2)
Diluted income per share	$0.24		$0.23		$0.01	4.3
Fully diluted average shares outstanding	31,764		33,147		(1,383)	(4.2)

Unit deliveries consisted of the following:

	Quarter Ended
Motor home unit deliveries:	Feb. 24, 2007	Product Mix %	Feb. 25, 2006	Product Mix %	Increase (Decrease)	% Change
Class A gas	886	42.1	658	29.0	228	34.7
Class A diesel	430	20.5	471	20.8	(41)	(8.7)
Total Class A	1,316	62.6	1,129	49.8	187	16.6
Class C	787	37.4	1,139	50.2	(352)	(30.9)
Total deliveries	2,103	100.0	2,268	100.0	(165)	(7.3)

Net revenues for the quarter ended February 24, 2007 decreased $7.4 million, or 3.6 percent, as a result of a 7.3 percent decrease in unit deliveries. Partially offsetting the revenue decline was an increase in our average selling price for all motor homes of 3.8% when comparing the quarter ended February 24, 2007 to the quarter ended February 25, 2006.

The Class A and C products sold during the quarter shifted back to a more traditional mix. However, with the introduction of the new low-priced Class A gas motor homes for the second quarter, the mix of Class A gas was more heavily weighted to lower-priced units. This was evidenced by a 6.6 percent decrease in our average selling price for Class A gas units when comparing the quarter ended February 24, 2007 to the quarter ended February 25, 2006.

Gross profit margin decreased from 9.8 percent for the quarter ended February 25, 2006 to 9.5 percent, or $1.4 million, for the quarter ended February 24, 2007. The deterioration of gross profit was primarily due to lower volume. The mix of the products sold for the quarter ended February 24, 2007, even though a higher percentage of Class A gas units, did not have a noticeable impact on our margins.

Selling expenses decreased $190,000, or 4.2 percent, for the quarter ended February 24, 2007. As a percent of net revenues, selling expenses were 2.1 percent and 2.2 percent for the quarters ended February 24, 2007 and February 25, 2006, respectively. The decreases were due primarily to reductions in advertising expenses.

General and administrative expenses were essentially flat as expenses increased only $6,000 for the quarter ended February 24, 2007. As a percent of net revenues, general and administrative expenses were 2.7 percent and 2.5 percent for the quarters ended February 24, 2007 and February 25, 2006, respectively.

Financial income increased $288,000, or 21.9 percent, for the quarter ended February 24, 2007. The increase in financial income was due to a higher average interest rate earned on investments.

The overall effective income tax rate decreased to 31.3 percent for the quarter ended February 24, 2007 from 35.0 percent for the quarter ended February 25, 2006. The decrease was a result of an increase in tax-free and dividend income and stock option tax benefits due to a larger deduction for tax purposes than book purposes related to the exercise of stock options.

Net income decreased by 2.2 percent and income per diluted share increased by 4.3 percent when comparing the quarter ended February 24, 2007 to the quarter ended February 25, 2006. The reason for the decrease in net income compared to the 4.3 percent increase in income per diluted share was due to a lower number of shares of common stock outstanding during the quarter ended February 24, 2007, as a result of shares of common stock repurchased by the Company during Fiscal 2006.

Current Six Months Compared to the Same Six Months Last Year

The following is an analysis of changes in key items included in the consolidated statements of income for the six months ended February 24, 2007 compared to the six months ended February 25, 2006.

	Six Months Ended
(In thousands, except percent and per share data)	Feb. 24, 2007	% of Revenues	Feb. 25, 2006	% of Revenues	(Decrease) Increase	% Change
Net revenues	$400,779	100.0	$438,680	100.0	$(37,901)	(8.6)
Cost of goods sold	360,430	89.9	387,196	88.3	(26,766)	(6.9)
Gross profit	40,349	10.1	51,484	11.7	(11,135)	(21.6)
Selling	9,042	2.3	9,178	2.1	(136)	(1.5)
General and administrative	11,807	2.9	10,333	2.3	1,474	14.3
Total operating expenses	20,849	5.2	19,511	4.4	1,338	6.9
Operating income	19,500	4.9	31,973	7.3	(12,473)	(39.0)
Financial income	3,165.8		2,236.5		929	41.5
Income before income taxes	22,665	5.7	34,209	7.8	(11,544)	(33.7)
Provision for taxes	7,197	1.8	11,939	2.7	(4,742)	(39.7)
Net income	$15,468	3.9	$22,270	5.1	$(6,802)	(30.5)
Diluted income per share	$0.49		$0.67		$(0.18)	(26.9)
Fully diluted average shares outstanding	31,666		33,167		(1,501)	(4.5)

Unit deliveries consisted of the following:

	Six Months Ended
Motor home unit deliveries:	Feb. 24, 2007	Product Mix %	Feb. 25, 2006	Product Mix %	Increase (Decrease)	% Change
Class A gas	1,658	38.4	1,559	32.7	99	6.4
Class A diesel	771	17.9	893	18.8	(122)	(13.7)
Total Class A	2,429	56.3	2,452	51.5	(23)	(0.9)
Class C	1,883	43.7	2,310	48.5	(427)	(18.5)
Total deliveries	4,312	100.0	4,762	100.0	(450)	(9.4)

Net revenues for the six months ended February 24, 2007 decreased $37.9 million, or 8.6 percent, primarily as a result of a 9.4 percent decrease in unit deliveries. Average selling prices of our units were essentially flat when comparing the two six-month periods, as they were only down 1.6%.

Gross profit margin decreased from 11.7 percent for the six months ended February 25, 2006 to 10.1 percent, or $11.1 million, for the six months ended February 24, 2007. The deterioration of margin was primarily due to lower volumes resulting in increased fixed costs per unit of production. Also contributing to the reduced margins were increased raw material prices, higher health care costs, and increases in retail promotional programs.

Selling expenses decreased $136,000, or 1.5 percent, for the six months ended February 24, 2007. As a percent of net revenues, selling expenses were 2.3 percent and 2.1 percent for the six months ended February 24, 2007 and February 25, 2006, respectively. The decreases were primarily due to a reduction in advertising expenses.

General and administrative expenses increased $1.5 million, or 14.3 percent, for the six months ended February 24, 2007. As a percent of net revenues, general and administrative expenses were 2.9 percent and 2.3 percent for the six months ended February 24, 2007 and February 25, 2006, respectively. The increase in dollars was due primarily to stock-based compensation expense of $849,000 as a result of accelerated vesting due to an increase of retirement eligible employees and to a lesser degree an increase in product liability expense of $264,000.

Financial income increased $929,000, or 41.5 percent, for the six months ended February 24, 2007. The increase in financial income was due to a higher average interest rate earned on investments.

The overall effective income tax rate decreased to 31.8 percent for the six months ended February 24, 2007 from 34.9 percent for the six months ended February 25, 2006. The decrease was a result of an increase in tax-free and dividend income and stock option tax benefits due to a larger deduction for tax purposes than book purposes related to the exercise of stock options.

Net income decreased by 30.5 percent and income per diluted share decreased by 26.9 percent when comparing the six months ended February 24, 2007 to the six months ended February 25, 2006. The smaller percentage decrease in income per diluted share was due to a lower number of shares of common stock outstanding during the six months ended February 24, 2007, as a result of shares of common stock repurchased by the Company during Fiscal 2006.

Analysis of Financial Condition, Liquidity and Resources

In recent fiscal periods, we have generated substantial cash from operations, which has enabled us to meet our working capital needs and make appropriate investments in manufacturing equipment and facilities, as well as pay increased cash dividends and repurchase stock. Cash and cash equivalents totaled $12.4 million and $24.9 million as of February 24, 2007 and August 26, 2006, respectively. Short-term investments, consisting primarily of highly liquid investments, were $154.5 million and $130.0 million as of February 24, 2007 and August 26, 2006, respectively. Working capital at February 24, 2007 and August 26, 2006 was $209.3 million and $187.0 million, respectively, an increase of $22.3 million. We have no long-term debt. We currently expect our cash on hand and funds generated from operations to be sufficient to cover both short- and long-term operation requirements.

Operating Activities

Cash provided by operating activities was $13.1 million and $65.1 million for the six months ended February 24, 2007 and February 25, 2006, respectively. Significant reductions in inventory and receivables of $40.8 million for the six months ended February 25, 2006 were the primary reasons for the $65.1 million of cash provided by operating activities. Conversely, for the six months ended February 24, 2007, inventory and accounts receivables levels have increased $19.6 million. This was partially offset by an increase in accounts payable and accrued expenses of $9.1 million in the first half of Fiscal 2007 versus a decrease of $10.3 million during the same period of Fiscal 2006.

Investing Activities

The primary uses of cash for investing activities were for manufacturing equipment and facilities purchases of $2.8 million for the six months ended February 24, 2007 compared to $2.0 million for the six months ended February 25, 2006. We purchased $170.4 million of short-term investments and received proceeds of $145.8 million from the sale or maturity of short-term investments for the six months ended February 24, 2007. For the six months ended February 25, 2006, we purchased $110.1 million of short-term investments and received proceeds of $59.0 million from the sale or maturity of short-term investments.

Financing Activities

Cash provided by financing activities for the six months ended February 24, 2007 was $1.1 million compared to cash uses of $12.9 million for the six months ended February 25, 2006. Payments for cash dividends of $6.3 million for the six months ended February 24, 2007 and $5.9 million for the six months ended February 25, 2006 were made. We did not repurchase any of our common stock for the six months ended February 24, 2007, but did transact repurchases of $8.3 million for the six months ended February 25, 2006. We received proceeds from the exercise of stock options of $5.7 million and $1.1 million for the six months ended February 24, 2007 and February 25, 2006, respectively. (See Unaudited Condensed Consolidated Statements of Cash Flows.)

Anticipated Use of Funds

On April 12, 2006, the Board of Directors authorized the repurchase of outstanding shares of the Company’s common stock, depending on market conditions, for an aggregate consideration of up to $50 million. We did not repurchase any shares of common stock during the six months ended February 24, 2007. Repurchases of up to $22.2 million of our outstanding shares of common stock remain available under this authorization.

Estimated uses, at February 24, 2007, of our liquid assets for the remainder of Fiscal 2007 include $6.4 million for payments of cash dividends. We expect spending for capital expenditures will be approximately in the $1 to $3 million range for the rest of Fiscal 2007.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

As of February 24, 2007, we have an investment portfolio of cash and cash equivalents of $12.4 million and available-for-sale securities of $154.5 million. Taking into account the credit risk criteria of our investment policy, the primary market risk associated with these investments is interest rate risk and a decline in value if market interest rates increase. However, we have the ability to hold our fixed income investments until maturity or for the typical Dutch auction period (an average of 71 days) and based upon historical experience, we do not believe there are significant risks of a failed Dutch auction. Therefore, we do not expect to recognize a material adverse impact in income or cash flows in the event of a decline in value due to an increase in market interest rates.

Item 4.   Controls and Procedures.

As of the end of the period covered by this report, we, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 13a-15(f). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s (SEC) rules and forms.

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

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of February 24, 2007. During our assessment, we did not identify any material weaknesses in our internal control over financial reporting.

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls over financial reporting subsequent to the date we carried out its evaluation.

In connection with the evaluation of internal control over financial reporting described above, no changes in our internal control over financing reporting were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Winnebago Industries, Inc.

Forest City, Iowa

We have reviewed the accompanying consolidated balance sheet of Winnebago Industries, Inc. and subsidiaries (the “Company”) as of February 24, 2007, and the related consolidated statements of income and condensed consolidated statements of cash flows for the quarter and six month periods ended February 24, 2007 and February 25, 2006. These interim financial statements are the responsibility of the Company’s management.

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

March 30, 2007

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

On April 12, 2006, the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $50 million. There is no time restriction on this authorization. As of February 24, 2007, 970,200 shares had been repurchased for an aggregate consideration of approximately $27.8 million. There were no repurchases of shares during the six months ended February 24, 2007 under this authorization.

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	The Annual Meeting of Shareholders was held January 9, 2007.

(b)	Irvin E. Aal and Joseph W. England were elected directors at the Annual Meeting. Directors whose terms continued after the shareholders meeting:

Jerry N. Currie	(2007)
Lawrence A. Erickson	(2007)
John E. Herlitz	(2007)
John V. Hanson	(2008)
Bruce D. Hertzke	(2008)
Gerald C. Kitch	(2008)

(  )   Represents year of Annual Meeting that individual’s term will expire.

(c)	The breakdown of votes for the election of two directors was as follows:*

	Votes Cast For	Authority Withheld

Irvin E. Aal (2009)	26,569,007	1,249,837
Joseph W. England (2009)	25,187,188	2,631,656

* There were no broker nonvotes.

Item 6.	Exhibits.

(a)	Exhibits – See Exhibit Index on page 19.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.
(Registrant)

Date	March 30, 2007	/s/ Bruce D. Hertzke
Bruce D. Hertzke
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date	March 30, 2007	/s/ Sarah N. Nielsen
Sarah N. Nielsen
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

15.	Letter regarding Unaudited Interim Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 30, 2007.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 30, 2007.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 30, 2007.

32.2	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 30, 2007.