Form 10-Q
period 2007-05-26
WINNEBAGO INDUSTRIES INC
filed 2007-06-29
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
 ☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended May 26, 2007

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

Yes ☐   No ☒

The number of shares of common stock, par value $0.50 per share, outstanding on June 22, 2007 was 30,781,591.

WINNEBAGO INDUSTRIES, INC.

Winnebago Industries, Inc.

Unaudited Consolidated Statements of Income

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements.

	Quarter Ended		Nine Months Ended
(In thousands, except per share data)	May 26, 2007	May 27, 2006	May 26, 2007	May 27, 2006

Net revenues	$231,692	$220,312	$632,471	$658,992
Cost of goods sold	205,436	192,236	565,866	579,432
Gross profit	26,256	28,076	66,605	79,560

Operating expenses:
Selling	5,511	4,536	14,553	13,714
General and administrative	6,086	5,160	17,893	15,493
Total operating expenses	11,597	9,696	32,446	29,207

Operating income	14,659	18,380	34,159	50,353
Financial income	1,799	1,418	4,964	3,654
Income before income taxes	16,458	19,798	39,123	54,007
Provision for taxes	5,205	6,641	12,402	18,580
Net income	$11,253	$13,157	$26,721	$35,427

Income per common share:
Basic	$0.36	$0.41	$0.85	$1.09
Diluted	$0.35	$0.40	$0.84	$1.08

Weighted average common shares outstanding:
Basic	31,524	32,195	31,411	32,645
Diluted	31,761	32,496	31,697	32,937

Dividends paid per common share	$0.10	$0.09	$0.30	$0.27

See unaudited notes to condensed consolidated financial statements.

Winnebago Industries, Inc.

Unaudited Consolidated Balance Sheets

(In thousands)	May 26, 2007	August 26, 2006

Assets

Current assets:
Cash and cash equivalents	$11,911	$24,934
Short-term investments	144,950	129,950
Receivables, less allowance for doubtful accounts ($122 and $164, respectively)	22,680	20,859
Inventories	90,862	77,081
Prepaid expenses and other assets	4,756	5,269
Deferred income taxes	14,327	9,067
Total current assets	289,486	267,160
Property and equipment, at cost:
Land	934	946
Buildings	59,465	59,378
Machinery and equipment	100,231	99,839
Transportation equipment	9,561	9,561
Total property and equipment, at cost	170,191	169,724
Accumulated depreciation	(117,691)	(112,817)
Total property and equipment, net	52,500	56,907
Investment in life insurance	19,754	20,814
Deferred income taxes	25,907	25,002
Other assets	17,162	14,832
Total assets	$404,809	$384,715

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$33,049	$27,923
Income taxes payable	7,341	7,876
Accrued expenses:
Accrued compensation	14,678	12,498
Product warranties	10,791	9,523
Self-insurance	9,073	7,842
Promotional	3,933	5,253
Accrued dividends	3,160	3,109
Other	6,106	6,098
Total current liabilities	88,131	80,122
Postretirement health care and deferred compensation benefits, net of current portion	87,710	86,271
Contingent liabilities and commitments
Stockholders’ equity:
Capital stock common, par value $0.50; authorized 60,000 shares, issued 51,776 shares	25,888	25,888
Additional paid-in capital	28,197	22,268
Retained earnings	497,704	480,446
Treasury stock, at cost (20,729 and 20,633 shares, respectively)	(322,821)	(310,280)
Total stockholders’ equity	228,968	218,322
Total liabilities and stockholders’ equity	$404,809	$384,715

See unaudited notes to condensed consolidated financial statements.

Winnebago Industries, Inc.

Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended
(In thousands)	May 26, 2007	May 27, 2006
Operating activities:
Net income	$26,721	$35,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,942	7,989
Stock-based compensation	4,374	3,964
Postretirement benefit income and deferred compensation expense	1,154	958
Provision for doubtful accounts	115	116
Deferred income taxes	(6,165)	1,002
Excess tax benefit of stock options	(1,926)	(280)
Increase in cash surrender value of life insurance policies	(585)	(780)
(Gain) loss on disposal of property	(71)	97
Other	10	65
Change in assets and liabilities:
Inventories	(13,781)	32,456
Receivables and prepaid assets	(1,423)	16,030
Accounts payable and accrued expenses	8,372	(11,696)
Income taxes payable	1,391	5,113
Postretirement and deferred compensation benefits	(980)	(826)
Net cash provided by operating activities	25,148	89,635

Investing activities:
Purchases of short-term investments	(238,649)	(150,475)
Proceeds from the sale or maturity of short-term investments	223,649	118,575
Purchases of property and equipment	(3,677)	(3,193)
Proceeds from the sale of property	277	173
Other	627	142
Net cash used in investing activities	(17,773)	(34,778)

Financing activities:
Payments for purchase of common stock	(20,548)	(51,576)
Payments of cash dividends	(9,412)	(8,871)
Proceeds from exercise of stock options	7,636	1,245
Excess tax benefit of stock options	1,926	280
Net cash used in financing activities	(20,398)	(58,922)

Net decrease in cash and cash equivalents	(13,023)	(4,065)
Cash and cash equivalents at beginning of period	24,934	19,484
Cash and cash equivalents at end of period	$11,911	$15,419

Supplemental cash flow disclosure:
Income taxes paid	$17,176	$12,465

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of May 26, 2007 and the consolidated statements of income for the quarter and nine months ended May 26, 2007 and May 27, 2006, and consolidated cash flows for the nine months ended May 26, 2007 and May 27, 2006. The consolidated statement of income for the nine months ended May 26, 2007 is not necessarily indicative of the results to be expected for the full year. The balance sheet data as of August 26, 2006 was derived from audited financial statements, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in our Annual Report to Shareholders for the year ended August 26, 2006. Certain prior period information in the unaudited consolidated statements of cash flows has been reclassified to conform to the current year presentation.

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

Total stock-based compensation expense included in our statements of income for the quarters ended May 26, 2007 and May 27, 2006 was $765,000 and $997,000, respectively. The total stock-based compensation for the nine months ended May 26, 2007 and May 27, 2006 was $4.4 million and $3.8 million, respectively. Of the $4.4 million, $2.8 million is related to the granting to employees of 105,450 shares and the granting to nonemployee directors of 7,000 shares of restricted stock. The remainder is related to the amortization of previously granted employee and nonemployee directors stock options and nonemployee directors stock units issued in lieu of their fees. We will continue to recognize compensation expense over the three-year vesting periods for awards granted prior to adoption of Statement of Financial Accounting Standards (SFAS) No. 123R, but for all awards granted after August 27, 2005, compensation expense will be recognized over the requisite service period of the award or over a period ending with an employee’s eligible retirement date, if earlier.

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

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires that we recognize the overfunded or underfunded status of our defined benefit and retiree medical plans as an asset or liability in our 2007 year-end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur. SFAS 158 is effective for fiscal years ending after December 15, 2006; for us, our fiscal year ending August 25, 2007. We are currently evaluating the impact of adopting SFAS 158 on our future consolidated financial statements.

NOTE 4: Inventories

Inventories are valued at the lower of cost or market, with cost being determined under the last-in, first-out (LIFO) method and market defined as net realizable value.

Inventories consist of the following:

(In thousands)	May 26, 2007	August 26, 2006
Finished goods	$44,015	$33,420
Work-in-process	41,161	35,166
Raw materials	38,674	40,080
	123,850	108,666
LIFO reserve	(32,988)	(31,585)
	$90,862	$77,081

The Company adopted SFAS No. 151, Inventory Costs, at the beginning of Fiscal 2006. We have not recognized any charges related to idle capacity due to the fact that we believe our current production levels to be within the range of normal production levels.

NOTE 5: Warranty

We provide our motor home customers a comprehensive 12-month/15,000-mile warranty on the coach, and a 3-year/36,000-mile warranty on sidewalls and floors. We record a liability based on our estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Changes in our product warranty liability reserve are as follows:

	Nine Months Ended
(In thousands)	May 26, 2007	May 27, 2006
Balance at beginning of period	$9,523	$12,183
Provision	9,627	8,058
Claims paid	(8,359)	(9,522)
Balance at end of period	$10,791	$10,719

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

Changes in our reserve for customer service actions are as follows:

	Nine Months Ended
(In thousands)	May 26, 2007	May 27, 2006
Balance at beginning of period	$505	$624
Provision	406	196
Claims paid	(531)	(326)
Balance at end of period	$380	$494

NOTE 6: Employee and Retiree Benefits

Reserves for long-term postretirement health care and deferred compensation benefits are as follows:

(In thousands)	May 26, 2007	August 26, 2006
Postretirement health care benefit cost (1)	$49,420	$50,583
Deferred compensation liability (2)	25,170	25,015
Executive share option plan liability	13,120	10,673
Total postretirement health care and deferred compensation benefits	$87,710	$86,271

(1)	The current portion of accrued postretirement benefit cost of $995,000 and $903,000 as of May 26, 2007 and

August 26, 2006, respectively, is included within other accrued expenses.

(2)	The current portion of deferred compensation liability of $1.5 million and $1.6 million as of May 26, 2007 and

August 26, 2006, respectively, is included within accrued compensation.

Postretirement Health Care Benefits

We provide certain health care and other benefits for retired employees, hired before April 1, 2001, who have fulfilled eligibility requirements of age 55 with 15 years of continuous service. Retirees are required to pay a monthly premium for medical coverage based on years of service at retirement and then current age. Effective September 2004, we amended our postretirement health care benefit by establishing a maximum employer contribution amount which resulted in a $40.4 million reduction of the accumulated postretirement benefit obligation. This reduction was deferred and is being amortized over the approximate remaining service period of active participants. Net periodic postretirement benefit income consisted of the following components:

	Quarter Ended		Nine Months Ended
(In thousands)	May 26, 2007	May 27, 2006	May 26, 2007	May 27, 2006
Interest cost	$472	$457	$1,416	$1,358
Service cost	202	232	606	682
Net amortization and deferral	(797)	(737)	(2,390)	(2,234)
Net periodic postretirement benefit income	$(123)	$(48)	$(368)	$(194)

For accounting purposes, we recognized income from the plan for all three quarters of both Fiscal 2007 and Fiscal 2006 due to the amortization of the cost savings from the September 2004 amendment. However, we are still obligated to pay the cost of previously accrued and earned retiree benefits and paid approximately $240,000 and $126,000 of such benefits for the quarters ended May 26, 2007 and May 27, 2006, respectively, and $702,000 and $686,000 for the nine months ended May 26, 2007 and May 27, 2006, respectively.

NOTE 7: Contingent Liabilities and Commitments

Repurchase Commitments

Our repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The agreements provide that our liability will not exceed 100 percent of the dealer invoice and provide for periodic liability reductions based on the time since the date of the original invoice. Our contingent liability on these repurchase agreements was approximately $294.1 million and $278.6 million at May 26, 2007 and August 26, 2006, respectively. Losses under these repurchase agreements for the nine months ended May 26, 2007 and May 27, 2006 were $4,000 and $0, respectively. Our reserve methodology is used to record an estimated expense and loss reserve in each accounting period based upon our extensive history and experience and known current events with respect to repurchase agreements with the lenders to our dealers. Based on the historical data and known current events, repurchase reserves under our repurchase agreements at May 26, 2007 and August 26, 2006 were not significant. Upon resale of the repurchased units, we do not record the transaction as revenue. The difference between the repurchase price and the net proceeds received from reselling the units is charged against or credited to our reserve for losses or gains on repurchases.

To our knowledge, none of our dealers or their lending institutions use subsidiaries that conduct business solely or primarily with us. Many of our dealers are engaged in other areas of business, including the sale of automobiles, and most of our dealers carry one or more competitive lines of motor home products. We conduct an extensive investigation of all dealers prior to delivering any products to them and we have verified that our dealers are independent businesses with substantive assets to provide security for credit extended to them related to the purchase of our products. To our knowledge, the lending institutions that offer our dealers floorplan financing all are engaged in a broad array of financing activities and they have not created separate subsidiaries to provide this financing. Based on these considerations, we concluded these parties are not variable interest entities.

Guarantees For Suppliers

During the second quarter of Fiscal 2002, we entered into a five-year services agreement (the “Agreement”) with an unaffiliated third-party paint Supplier (the “Supplier”) and the Forest City Economic Development, Inc., (“FCED”) an Iowa nonprofit corporation, requiring the Supplier to provide paint services on our recreation vehicles. The FCED constructed and debt financed a facility which is leased by the Supplier. In the event of termination of the lease agreement by any of the parties involved before September 1, 2007, the rights and obligations of the Supplier under the lease would be transferred to us. As of May 26, 2007, the Supplier is current with its lease payment obligations to the FCED with approximately $2.7 million (principal and interest) remaining to be paid through August 2012. Under the terms of the Agreement in the event of a default by the Supplier, we would be obligated to purchase from the Supplier equipment installed in the paint facility at net book value of $340,000 as of May 26, 2007, and we would be obligated to assume payment obligations for approximately $7,000 in capital equipment leases remaining to be paid at May 26, 2007.

During the second quarter of Fiscal 2004, we entered into a five-year limited guaranty agreement (“Guaranty Agreement”) with a leasing corporation (“Landlord”) and the previously discussed Supplier. The Landlord constructed a paint facility through debt financing on land adjoining our Charles City manufacturing plant for the Supplier. The Landlord and the Supplier have signed a ten-year lease agreement which commenced on August 1, 2004. The Guarantee Agreement states that we will guarantee the first 60 monthly lease payments (totaling approximately $1.6 million of which $598,000 was remaining as of May 26, 2007). In the event of a default under the lease agreement before August 2009 and the Supplier’s failure to correct the default, the Landlord shall give us, the guarantor, written notice of its intent to terminate said lease. At the time of that notification, we will have various options that we must exercise in a timely manner. One option is to purchase the real estate with improvements from the Landlord. The price we would pay would be the outstanding loan owed by the Landlord to construct the paint facility, which was approximately $1.6 million as of May 26, 2007. As of May 26, 2007, the Supplier is current with its lease payment obligations to the Landlord. As of May 26, 2007, the balance of the guarantee was approximately $135,000 and presented as other accrued liabilities in the accompanying consolidated balance sheets.

The Supplier has a long history of providing the same service (painting motor homes) to similar manufacturers and we pay the Supplier an amount that is commensurate with the level of effort to provide these services. The owners of the Supplier have personally guaranteed the entire indebtedness related to both painting facilities. The service contracts with the Supplier are subject to cancellation provisions that are customary for such contracts. Based on these considerations, we determined that the Supplier was a variable interest entity; however, we determined due to our limited financial exposure we are not the primary beneficiary.

Litigation

We are regularly involved in legal proceedings in the ordinary course of business, some of which are covered in part by insurance. We prepare cost estimates of pending litigation based on historical experience, the professional judgment of our legal counsel, and other assumptions that we believe to be reasonable. Due to the uncertainties related to the outcome of the litigation and range of loss on certain cases, we occasionally are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we reassess the potential liability related to pending litigation and revise the related estimates. Such revisions and any actual liability that greatly exceed our estimates could materially adversely impact our results of operations and financial condition.

NOTE 8: Dividends Declared

On March 22, 2007, the Board of Directors declared a quarterly cash dividend of $0.10 per common share, payable July 9, 2007 to shareholders of record on June 8, 2007, which has been recorded as an accrued liability in the accompanying balance sheet as of May 26, 2007.

On June 20, 2007, the Board of Directors declared a quarterly cash dividend of $0.12 per common share, payable October 8, 2007 to shareholders of record on September 7, 2007.

NOTE 9: Repurchase of Outstanding Stock

On April 12, 2006, the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $50 million. There is no time restriction on this authorization. Repurchases for the nine months ended May 26, 2007 were approximately 628,000 shares for an aggregate consideration of approximately $20.5 million. Repurchases of up to $1.7 million of our common stock remain available under this authorization.

On June 20, 2007, the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $60 million. There is no time restriction on this authorization.

NOTE 10: Income Per Share

The following table reflects the calculation of basic and diluted income per share for the quarters and nine months ended May 26, 2007 and May 27, 2006.

	Quarter Ended		Nine Months Ended
(In thousands, except per share data)	May 26, 2007	May 27, 2006	May 26, 2007	May 27, 2006
Income per share - basic
Net income	$11,253	$13,157	$26,721	$35,427
Weighted average shares outstanding	31,524	32,195	31,411	32,645
Net income per share - basic	$0.36	$0.41	$0.85	$1.09

Income per share - assuming dilution
Net income	$11,253	$13,157	$26,721	$35,427
Weighted average shares outstanding	31,524	32,195	31,411	32,645
Dilutive impact of options and awards outstanding	237	301	286	292
Weighted average shares and potential dilutive shares outstanding	31,761	32,496	31,697	32,937
Net income per share - assuming dilution	$0.35	$0.40	$0.84	$1.08

For the quarters ended May 26, 2007 and May 27, 2006, there were options outstanding to purchase 285,061 shares and 585,646 shares, respectively, of common stock at an average price of $32.59 and $31.32, respectively, which were not included in the computation of diluted income per share because they are considered anti-dilutive under the treasury stock method per SFAS No. 128, Earnings Per Share (as amended).

For the nine months ended May 26, 2007 and May 27, 2006, there were options outstanding to purchase 274,389 shares and 672,281 shares, respectively, of common stock at an average price of $32.81 and $30.76, respectively, which were not included in the computation of diluted income per share because they are considered anti-dilutive under the treasury stock method per SFAS No. 128, Earnings Per Share (as amended).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

It is suggested that this Management’s Discussion be read in conjunction with the Management’s Discussion and Analysis included in our Annual Report to Shareholders for the year ended August 26, 2006.

Executive Overview

Winnebago Industries, Inc. is a leading motor home manufacturer with a proud history of manufacturing recreation vehicles for the last 49 years. We continue to lead the industry in retail unit combined market share of Class A and Class C motor homes, with 18.3 percent, for the calendar year-to-date ended April 30, 2007 per Statistical Surveys, Inc. Our strategy is to manufacture quality motor homes in a profitable manner. We measure profitability by using five guidelines: return on assets, return on equity, return on invested capital, operating income as a percent of net revenues and net income as a percent of net revenues. Our primary goal is to be a leader in profitability in the recreation vehicle industry. As a result of our performance, we have returned significant profits back to our shareholders through stock repurchases and dividends. During the nine months ended May 26, 2007, we repurchased approximately 628,000 shares of stock for $20.5 million and we paid out dividends of $9.4 million to our shareholders.

Company Outlook

The RV industry is cyclical and susceptible to slowdowns in the general economy. RV industry sales have been characterized by cycles of growth and contraction in consumer demand, reflecting prevailing economic, demographic and political conditions that affect disposable income for leisure-time activities. Some of the factors that contribute to this cyclicality include fuel availability and cost, interest rate levels, the level of discretionary spending, availability of credit and consumer confidence. The motorized portion of the recreation vehicle industry has experienced a volume decline for over two years. An extended continuation of higher fuel costs, higher interest rates, lower discretionary spending and lower consumer confidence would adversely affect our business, results of operations and financial condition. We will continue to adjust our factory schedule as necessary to reflect the demand for our products.

According to Statistical Surveys, Inc., Class A and Class C motor home retail industry unit sales have decreased 9.5 percent calendar year-to-date through April 2007, continuing the downward trend experienced in 2006. Winnebago Industries’ motor home unit wholesale deliveries for the nine months ended May 26, 2007 decreased 6.1 percent. However, revenues in the third quarter of Fiscal 2007 grew over prior year’s third quarter for the first time since the first quarter of Fiscal 2005. Unit volumes were essentially flat, but included a higher mix of Class A motor home deliveries, thus increasing our average selling price by 6.4 percent for the quarter. However, our gross profit was negatively impacted in the third quarter by an increase in the mix of lower margin motor homes in both Class A and Class C categories, as well as increasing materials and labor costs. The Company considered these cost pressures in the development and pricing of our Model Year 2008 products, which were introduced to our dealers at our annual Dealer Days event in May. Approximately 49 percent of our 2008 product lineup is either new or redesigned, which we hope will help improve our market share going forward, regardless of industry market conditions.

As evidenced in the table below, as of May 26, 2007, our sales order backlog showed an increase of 122.3 percent in the Class A gas segment and 176.4 percent in the Class A diesel segment, while the Class C segment remained fairly flat compared to the sales order backlog reported as of May 27, 2006. The increase in Class A backlog is due primarily to the timing of our Dealer Days event and acceptance of our new 2008 product at that event and is not a reflection of the current market. Our Dealer Days were held at the end of the third quarter in Fiscal 2007 and at the beginning of the fourth quarter in Fiscal 2006.

Order backlog for our motor homes by units was as follows:

	As Of
	May 26, 2007	Product Mix %	May 27, 2006	Product Mix %	Increase (Decrease)	% Change
Class A gas	907	38.2	408	24.9	499	122.3
Class A diesel	409	17.2	148	9.0	261	176.4
Total Class A	1,316	55.4	556	33.9	760	136.7
Class C	1,059	44.6	1,086	66.1	(27)	(2.5)
Total backlog	2,375	100.0	1,642	100.0	733	44.6
Total approximate revenue dollars (in millions)	$207.6		$121.0		$86.6	71.5
Dealer inventory (units)	4,604		4,881		(277)	(5.7)

We include in our backlog all accepted purchase orders from dealers to be shipped within the next six months. Orders in backlog can be canceled or postponed at the option of the purchaser at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Long-term demographics are favorable for our industry as our target market of consumers age 50 and older is expected to substantially increase over the next 30 years due to the aging of the baby boom market. Also, according to a 2005 study conducted by the University of Michigan, the age at which the motor home consumer is purchasing motor homes has broadened. Motor home buyers are entering the market earlier than in the past, as young as 35, and living active and healthier lives with more buyers remaining in the RV lifestyle over the age of 75. The study also indicates that owners are using their motor homes for more than just traditional camping, having a positive impact on long-term motor home market growth. The study shows that motor homes are used to pursue consumers’ many lifestyle passions which may include going to motor sports events or tailgating at sporting events.

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

Warranty. A comprehensive 12-month/15,000-mile warranty and a 3-year/36,000-mile warranty on sidewalls and floors are provided by us with the retail purchase of any new motor home in the United States or Canada. Estimated costs related to product warranty are accrued at the time of sale and are based upon past warranty claims and unit sales history and adjusted as required to reflect actual costs incurred, as information becomes available. A significant increase in dealership labor rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize. We also incur costs as a result of additional service actions not covered by our warranties, including product recalls and customer satisfaction actions. Estimated costs are accrued at the time the service action is implemented and are based upon past claim rate experiences and the estimated cost of the repairs. Further discussion of our warranty costs and associated accruals is included in Note 5.

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

Results of Operations

Third Quarter Compared to the Third Quarter Last Year

The following is an analysis of changes in key items included in the consolidated statements of income for the quarter ended May 26, 2007 compared to the quarter ended May 27, 2006.

	Quarter Ended
(In thousands, except percent and per share data)	May 26, 2007	% of Revenues	May 27, 2006	% of Revenues	Increase (Decrease)	% Change
Net revenues	$231,692	100.0	$220,312	100.0	$11,380	5.2
Cost of goods sold	205,436	88.7	192,236	87.3	13,200	6.9
Gross profit	26,256	11.3	28,076	12.7	(1,820)	(6.5)
Selling	5,511	2.4	4,536	2.1	975	21.5
General and administrative	6,086	2.6	5,160	2.3	926	17.9
Total operating expenses	11,597	5.0	9,696	4.4	1,901	19.6
Operating income	14,659	6.3	18,380	8.3	(3,721)	(20.2)
Financial income	1,799	0.8	1,418	0.7	381	26.9
Income before income taxes	16,458	7.1	19,798	9.0	(3,340)	(16.9)
Provision for taxes	5,205	2.2	6,641	3.0	(1,436)	(21.6)
Net income	$11,253	4.9	$13,157	6.0	$(1,904)	(14.5)
Diluted income per share	$0.35		$0.40		$(0.05)	(12.5)
Fully diluted average shares outstanding	31,761		32,496		(735)	(2.3)

Unit deliveries consisted of the following:

	Quarter Ended
Motor home unit deliveries:	May 26, 2007	Product Mix %	May 27, 2006	Product Mix %	Increase (Decrease)	% Change
Class A gas	904	35.2	782	30.5	122	15.6
Class A diesel	397	15.4	341	13.3	56	16.4
Total Class A	1,301	50.6	1,123	43.8	178	15.9
Class C	1,268	49.4	1,443	56.2	(175)	(12.1)
Total deliveries	2,569	100.0	2,566	100.0	3	0.1

Net revenues for the quarter ended May 26, 2007 increased $11.4 million, or 5.2 percent, as a result of a shift in mix from Class C to Class A motor homes. This increase can be further quantified by the 6.4 percent increase in our average selling price for all motor homes delivered when comparing the quarter ended May 26, 2007 to the quarter ended May 27, 2006.

Motor homes delivered during the quarter were essentially equally mixed between our Class A and Class C products. However, with the introduction of the new low-priced Class A gas motor homes, the mix of Class A gas was more heavily weighted to lower-priced units. This was evidenced by a 3.5 percent decrease in our average selling price for Class A gas units when comparing the quarter ended May 26, 2007 to the quarter ended May 27, 2006.

Gross profit margin decreased $1.8 million, from 12.7 percent for the quarter ended May 27, 2006 to 11.3 percent for the quarter ended May 26, 2007. Gross profit was negatively impacted by an increase in the mix of lower-margin motor homes, in both Class A and Class C categories, as well as increased materials and labor costs related to Model Year 2007 products.

Selling expenses increased $975,000, or 21.5 percent, for the quarter ended May 26, 2007. As a percent of net revenues, selling expenses were 2.4 percent and 2.1 percent for the quarters ended May 26, 2007 and May 27, 2006, respectively. The increases were due primarily to the acceleration of our Dealer Days event from the fourth quarter to the third quarter.

General and administrative expenses increased $926,000, or 17.9 percent, for the quarter ended May 26, 2007 primarily as a result of increased bonus expense due to the Company achieving a portion of its compensation objectives. As a percent of net revenues, general and administrative expenses were 2.6 percent and 2.3 percent for the quarters ended May 26, 2007 and May 27, 2006, respectively.

Financial income increased $381,000, or 26.9 percent, for the quarter ended May 26, 2007. The increase in financial income was due to a higher average interest rate earned on investments and a higher average investment balance.

The overall effective income tax rate decreased to 31.6 percent for the quarter ended May 26, 2007 from 33.5 percent for the quarter ended May 27, 2006. The decrease was a result of an increase in tax-free and dividend income and stock option tax benefits due to a larger deduction for tax purposes than book purposes related to the exercise of stock options.

Net income decreased by 14.5 percent and income per diluted share decreased by 12.5 percent when comparing the quarter ended May 26, 2007 to the quarter ended May 27, 2006. The reason for the difference in the decrease in net income compared to the decrease in income per diluted share was due primarily to a lower number of shares of common stock outstanding during the quarter ended May 26, 2007, as a result of more shares of common stock repurchased by the Company during Fiscal 2006.

Nine Months Ended May 26, 2007 Compared to the Nine Months Ended May 27, 2006

The following is an analysis of changes in key items included in the consolidated statements of income for the nine months ended May 26, 2007 compared to the nine months ended May 27, 2006.

	Nine Months Ended
(In thousands, except percent and per share data)	May 26, 2007	% of Revenues	May 27, 2006	% of Revenues	(Decrease) Increase	% Change
Net revenues	$632,471	100.0	$658,992	100.0	$(26,521)	(4.0)
Cost of goods sold	565,866	89.5	579,432	87.9	(13,566)	(2.3)
Gross profit	66,605	10.5	79,560	12.1	(12,955)	(16.3)
Selling	14,553	2.3	13,714	2.1	839	6.1
General and administrative	17,893	2.8	15,493	2.4	2,400	15.5
Total operating expenses	32,446	5.1	29,207	4.5	3,239	11.1
Operating income	34,159	5.4	50,353	7.6	(16,194)	(32.2)
Financial income	4,964	0.8	3,654	0.6	1,310	35.9
Income before income taxes	39,123	6.2	54,007	8.2	(14,884)	(27.6)
Provision for taxes	12,402	2.0	18,580	2.8	(6,178)	(33.3)
Net income	$26,721	4.2	$35,427	5.4	$(8,706)	(24.6)
Diluted income per share	$0.84		$1.08		$(0.24)	(22.2)
Fully diluted average shares outstanding	31,697		32,937		(1,240)	(3.8)

Unit deliveries consisted of the following:

	Nine Months Ended
Motor home unit deliveries:	May 26, 2007	Product Mix %	May 27, 2006	Product Mix %	Increase (Decrease)	% Change
Class A gas	2,562	37.2	2,341	32.0	221	9.4
Class A diesel	1,168	17.0	1,234	16.8	(66)	(5.3)
Total Class A	3,730	54.2	3,575	48.8	155	4.3
Class C	3,151	45.8	3,753	51.2	(602)	(16.0)
Total deliveries	6,881	100.0	7,328	100.0	(447)	(6.1)

Net revenues for the nine months ended May 26, 2007 decreased $26.5 million, or 4.0 percent, primarily as a result of a 6.1 percent decrease in unit deliveries. Average selling prices of our units increased 2.3 percent when comparing the two nine-month periods. The selling price increase was due primarily to a shift in mix from Class C to Class A motor homes.

Gross profit margin decreased $13.0 million, from 12.1 percent for the nine months ended May 27, 2006 to 10.5 percent for the nine months ended May 26, 2007. The deterioration of margin was primarily due to lower volume resulting in increased fixed costs per unit of production. Also contributing to the reduced margins were an increase in the mix of lower-margin motor homes in the Class A and Class C categories, higher health care costs and higher material costs.

Selling expenses increased $839,000, or 6.1 percent, for the nine months ended May 26, 2007. As a percent of net revenues, selling expenses were 2.3 percent and 2.1 percent for the nine months ended May 26, 2007 and May 27, 2006, respectively. The increases were due primarily to the acceleration of our Dealer Days event from the fourth quarter to the third quarter.

General and administrative expenses increased $2.4 million, or 15.5 percent, for the nine months ended May 26, 2007. As a percent of net revenues, general and administrative expenses were 2.8 percent and 2.4 percent for the nine months ended May 26, 2007 and May 27, 2006, respectively. The increase in dollars was due primarily to increased bonus expense of $1.0 million due to the Company achieving a portion of its compensation objectives and to stock-based compensation expense of $636,000 as a result of accelerated vesting due to an increase in retirement eligible employees.

Financial income increased $1.3 million, or 35.9 percent, for the nine months ended May 26, 2007. The increase in financial income was due to a higher average interest rate earned on investments.

The overall effective income tax rate decreased to 31.7 percent for the nine months ended May 26, 2007 from 34.4 percent for the nine months ended May 27, 2006. The decrease was a result of an increase in tax-free and dividend income and stock option tax benefits due to a larger deduction for tax purposes than book purposes related to the exercise of stock options.

Net income decreased by 24.6 percent and income per diluted share decreased by 22.2 percent when comparing the nine months ended May 26, 2007 to the nine months ended May 27, 2006. The smaller percentage decrease in income per diluted share was due primarily to a lower number of shares of common stock outstanding during the nine months ended May 26, 2007, as a result of more shares of common stock repurchased by the Company during Fiscal 2006.

Analysis of Financial Condition, Liquidity and Resources

In recent fiscal periods, we have generated substantial cash from operations, which has enabled us to meet our working capital needs and make appropriate investments in manufacturing equipment and facilities, as well as pay increased cash dividends and repurchase stock. Cash and cash equivalents totaled $11.9 million and $24.9 million as of May 26, 2007 and August 26, 2006, respectively. Short-term investments, consisting primarily of highly liquid investments, were $145.0 million and $130.0 million as of May 26, 2007 and August 26, 2006, respectively. Working capital at May 26, 2007 and August 26, 2006 was $201.4 million and $187.0 million, respectively, an increase of $14.4 million. We have no long-term debt. We currently expect our cash on hand and funds generated from operations to be sufficient to cover both short- and long-term operating requirements.

Operating Activities

Cash provided by operating activities was $25.1 million and $89.6 million for the nine months ended May 26, 2007 and May 27, 2006, respectively. Significant reductions in inventory and receivables of $48.5 million for the nine months ended May 27, 2006 were the primary reasons for the $89.6 million of cash provided by operating activities. Conversely, for the nine months ended May 26, 2007, inventory and accounts receivables levels increased $15.2 million. This was partially offset by an increase in accounts payable and accrued expenses of $8.4 million in the nine months ended May 26, 2007 versus a decrease of $11.7 million during the comparable period of Fiscal 2006.

Investing Activities

The primary uses of cash for investing activities were for manufacturing equipment and facilities purchases of $3.7 million during the nine months ended May 26, 2007 compared to $3.2 million for the nine months ended May 27, 2006. We purchased $238.6 million of short-term investments and received proceeds of $223.6 million from the sale or maturity of short-term investments during the nine months ended May 26, 2007. During the nine months ended May 27, 2006, we purchased $150.5 million of short-term investments and received proceeds of $118.6 million from the sale or maturity of short-term investments.

Financing Activities

Cash used in financing activities for the nine months ended May 26, 2007 was $20.4 million compared to $58.9 million for the nine months ended May 27, 2006. The Company used cash of $20.5 million during the nine months ended May 26, 2007 and $51.6 million during the nine months ended May 27, 2006 for the repurchase of our common stock. Payments of cash dividends of $9.4 million for the nine months ended May 26, 2007 and $8.9 million for the nine months ended May 27, 2006 were made. We received proceeds from the exercise of stock options of $7.6 million and $1.2 million for the nine months ended May 26, 2007 and May 27, 2006, respectively. (See Unaudited Condensed Consolidated Statements of Cash Flows.)

Anticipated Use of Funds

On April 12, 2006, the Board of Directors authorized the repurchase of outstanding shares of the Company’s common stock, depending on market conditions, for an aggregate consideration of up to $50 million. During the third quarter of Fiscal 2007, approximately 628,000 shares were repurchased under this authorization for $20.5 million. (See Part II, Item 2 on page 17.) Repurchases of up to $1.7 million of our outstanding shares of common stock remain available under this authorization.

During the third quarter and first nine months of Fiscal 2006, we repurchased approximately 1.5 million and approximately 1.8 million shares, respectively, of our common stock for $43.3 million and $51.6 million, respectively.

Estimated uses, at May 26, 2007, of our liquid assets for the remainder of Fiscal 2007 include $3.2 million for payments of cash dividends and approximately $1 to $2 million for capital expenditures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As of May 26, 2007, we have cash and cash equivalents of $11.9 million and an investment portfolio of available-for-sale securities of $145.0 million. Taking into account the credit risk criteria of our investment policy, the primary market risk associated with these investments is interest rate risk and a decline in value if market interest rates increase. However, we have the ability to hold our fixed income investments until maturity or for the typical Dutch auction period (an average of 64 days) and based upon historical experience, we do not believe there are significant risks of a failed Dutch auction. Therefore, we do not expect to recognize a material adverse impact on income or cash flows in the event of a decline in value due to an increase in market interest rates.

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

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of May 26, 2007. During our assessment, we did not identify any material weaknesses in our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Winnebago Industries, Inc.

Forest City, Iowa

We have reviewed the accompanying condensed consolidated balance sheet of Winnebago Industries, Inc. and subsidiaries (the “Corporation”) as of May 26, 2007, and the related condensed consolidated statements of income for the three months ended and nine months ended May 26, 2007 and May 27, 2006, and of cash flows for the nine-month periods ended May 26, 2007, and May 27, 2006. These interim financial statements are the responsibility of the Corporation’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Winnebago Industries, Inc. and subsidiaries as of August 26, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated November 9, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 26, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Minneapolis, Minnesota

June 29, 2007

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings.

We are regularly involved in legal proceedings in the ordinary course of business, some of which are covered in part by insurance. We prepare cost estimates of pending litigation based on historical experience, the professional judgment of our legal counsel, and other assumptions that we believe to be reasonable. Due to the uncertainties related to the outcome of the litigation and range of loss on certain cases, we occasionally are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we reassess the potential liability related to pending litigation and revise the related estimates. Such revisions and any actual liability that greatly exceed our estimates could materially adversely impact our results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On April 12, 2006, the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $50 million. There is no time restriction on this authorization. As of May 26, 2007, 1.6 million shares had been repurchased for an aggregate consideration of approximately $48.3 million. On June 20, 2007, the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $60 million. There is no time restriction on this authorization.

This table provides information with respect to purchases by us of shares of our common stock during each fiscal month of the third quarter of Fiscal 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
02/25/07 – 03/31/07	— — —	— — —	— — —	$22,197,500
04/01/07 – 04/28/07	— — —	— — —	— — —	$22,197,500
04/29/07 – 05/26/07	627,900	$32.71	627,900	$1,657,300
Total	627,900	$32.71	627,900	$1,657,300

Item 6.	Exhibits.

(a)	Exhibits - See Exhibit Index on page 19.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.
(Registrant)

Date	June 29, 2007	/s/ Bruce D. Hertzke
Bruce D. Hertzke Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date	June 29, 2007	/s/ Sarah N. Nielsen
Sarah N. Nielsen Chief Financial Officer (Principal Financial Officer)

Exhibit Index

10z.	Executive Change of Control Agreement dated March 21, 2007 between Winnebago Industries, Inc. and Randy J. Potts.

15.	Letter regarding Unaudited Interim Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated

June 29, 2007.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated

June 29, 2007.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated June 29, 2007.

32.2.	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated June 29, 2007.