Form 10-K
period 2007-08-25
WINNEBAGO INDUSTRIES INC
filed 2007-10-24
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 25, 2007; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

          Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes             No  ✓

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ✓     No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K  ✓ .

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ✓	Accelerated Filer	Non-Accelerated Filer

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes               No  ✓

          Aggregate market value of the common stock held by nonaffiliates of the registrant: $963,835,435 (28,157,623 shares at the closing price on the New York Stock Exchange of $34.23 on February 23, 2007).

          Common stock outstanding on October 9, 2007, 29,553,807 shares.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant’s Proxy Statement relating to the registrant’s December 2007 Annual Meeting of Shareholders, scheduled to be held December 18, 2007, are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K where indicated.

Winnebago Industries, Inc.
2007 Form 10-K Annual Report

WINNEBAGO INDUSTRIES, INC.

FORM 10-K

Report for the Fiscal Year Ended August 25, 2007

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

PART I

ITEM 1. Business

General

The “Company,” “we,” “our,” and “us” are used interchangeably to refer to Winnebago Industries, Inc. or Winnebago Industries, Inc. and its subsidiaries, as appropriate in the context.

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

Available Information

Our Web site, located at www.winnebagoind.com, provides additional information about us. On our Web site you can obtain, free of charge, this and prior year Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all of our other filings with the Securities and Exchange Commission. Our recent press releases are also available on our Web site. Our Web site also contains important information regarding our corporate governance practices. Information contained on our Web site is not incorporated into this Annual Report on Form 10-K.

Principal Products

Net revenues by major product classes:

	Year Ended
(In thousands)	Aug. 25, 2007%		Aug. 26, 2006%		Aug. 27, 2005%		Aug. 28, 2004%		Aug. 30, 2003%

Motor homes	$ 815,895	93.8	$ 808,715	93.6	$ 946,350	95.4	$1,070,264	96.1	$ 801,027	94.8
Motor home parts and services	16,413	1.9	15,901	1.8	16,401	1.7	15,199	1.3	17,285	2.0
Other manufactured products	37,844	4.3	39,787	4.6	29,224	2.9	28,691	2.6	26,898	3.2
Total net revenues	$ 870,152	100.0	$ 864,403	100.0	$ 991,975	100.0	$1,114,154	100.0	$ 845,210	100.0

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

We manufacture and sell Class A and Class C motor homes under the Winnebago and Itasca brand names. Our current product offerings are as follows:

Type	Winnebago	Itasca

Class A (gas)	Vista, Sightseer, Voyage, Adventurer, Destination	Sunstar, Sunova, Sunrise, Suncruiser, Latitude
Class A (diesel)	Destination, Journey, Tour, Vectra	Latitude, Meridian, Ellipse, Horizon
Class C	Access, Outlook, Aspect, View	Impulse, Spirit, Cambria, Navion

These motor homes generally provide living accommodations for up to seven people and include kitchen, dining, sleeping and bath areas, and in some models, a lounge. Optional equipment accessories include, among other items, generators, home theater systems, king-size beds, leather and UltraLeather™ upholstery and a wide selection of interior equipment. With the purchase of any new motor home, we offer a comprehensive 12-month/15,000-mile warranty on the coach and a 3-year/ 36,000-mile structural warranty on sidewalls and floors.

Our Class A and Class C motor homes are sold by dealers in the retail market with manufacturer’s suggested retail prices ranging from approximately $59,000 to $306,000, depending on size and model, plus optional equipment and delivery charges. Our motor homes range in length from 22 to 40 feet.

Unit sales of our recreation vehicles for the last five fiscal years were as follows:

	Year Ended
Unit Sales	Aug. 25, 2007	Aug. 26, 2006	Aug. 27, 2005	Aug. 28, 2004	Aug. 30, 2003
Class A	5,031	4,455	6,674	8,108	6,705
Class C	4,438	5,388	3,963	4,408	4,021
Total Class A & C Motor Homes	9,469	9,843	10,637	12,516	10,726
Class B Conversions (EuroVan Campers)	—	—	—	—	308

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

Motor Home Parts and Services

Motor home parts and service activities represent revenues generated by service work we perform for our retail customers at our Forest City, Iowa facility and parts we sell to our dealers. As of August 25, 2007, our parts inventory was approximately $2.6 million and is located in a 450,000-square foot warehouse with what we believe to be the most sophisticated distribution and tracking system in the industry. Our competitive strategy is to provide long-term proprietary manufactured parts available through our dealer network, which increases customer satisfaction and the value of our motor homes.

Other Manufactured Products

We manufacture aluminum extrusions which are sold to over 75 customers. To a limited extent, we manufacture other component parts sold to outside manufacturers. We also manufacture commercial vehicles which are motor home shells, primarily custom designed for the buyer’s special needs and requirements, such as law enforcement command centers and mobile medical and dental clinics. These commercial vehicles are sold through our dealer network.

Production

We generally produce motor homes to order from dealers. We have the ability to increase our capacity by scheduling overtime and/or hiring additional production employees or to decrease our capacity through the use of shortened work weeks and/or reducing headcount.

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

Most of the raw materials and components that we utilize are obtainable from numerous sources. Certain components are produced by only a small group of quality suppliers who presently have the capacity to supply sufficient quantities to meet our needs. This is especially true in the case of motor home chassis, where Ford Motor Company, Freightliner Custom Chassis Corporation (a Daimler company), Workhorse Custom Chassis (owned by IC Corporation, an affiliate of Navistar Corporation), Chrysler LLC and General Motors Corporation are our dominant suppliers. We purchase Class A and C chassis from Ford Motor Company, Class A chassis from Freightliner Custom Chassis Corporation and Workhorse Custom Chassis, and Class C chassis from Chrysler LLC and General Motors Corporation. In Fiscal 2007, only four vendors, Ford Motor Company, Freightliner Custom Chassis Corporation, Chrysler LLC and Workhorse Custom Chassis individually accounted for more than five percent of our raw material purchases and approximating 46 percent in the aggregate.

Distribution and Financing

We market our recreation vehicles on a wholesale basis to a diversified independent dealer organization located throughout the United States and, to a limited extent, in Canada. Foreign sales, including Canada, were less than six percent of net revenues during each of the past three fiscal years. As of August 25, 2007 and August 26, 2006, the motor home dealer organization in the United States and Canada included approximately 285 and 290 dealer locations, respectively. During Fiscal 2007, eight dealer organizations accounted for approximately 25 percent of motor home unit sales. No one dealer organization accounted for as much as five percent of motor home unit sales.

We have sales and service agreements with dealers which generally have a term of ten years. Many of the dealers are also engaged in other areas of business, including the sale of automobiles, and many dealers carry one or more competitive lines of motor homes. We continue to place high emphasis on the capability of our dealers to provide complete service for our recreation vehicles. Dealers are obligated to provide full service for owners of our recreation vehicles, or in lieu thereof, to secure such service at their own expense from other authorized firms.

At August 25, 2007, we had a staff of 30 people engaged in field sales and service to the motor home dealer organization.

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

We are a leading U.S. manufacturer of motor homes. For the 12 months ended August 31, 2007, RVIA reported U.S. manufacturers’ factory shipments of 33,600 Class A motor homes and 19,200 Class C motor homes. Our unit sales of such products for the last five fiscal years are shown on page 3 of this report. We have numerous competitors and potential competitors in this industry. According to Statistical Surveys, Inc. the five largest U.S. manufacturers represented approximately 69 percent of the combined Class A and Class C motor home retail sales for the eight months ended August 31, 2007, including our sales, which represented approximately 18.8 percent of the market. We are not a significant factor in the markets for motor home parts and services and other manufactured products.

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

We have several registered trademarks which include: Adventurer, Aspect, Cambria, Ellipse, Horizon, Impulse, Itasca, Journey, Meridian, Navion, Outlook, Sightseer, Spirit, Suncruiser, Sunova, Sunrise, Sunstar, Tour, Vectra, View, Vista, Voyage, and Winnebago. We believe that our trademarks and trade names are significant to our business and we will vigorously protect them against infringement. We are not dependent upon any patents or technology licenses for the conduct of our business.

Research and Development

Research and development expenditures are expensed as incurred. During Fiscal 2007, 2006 and 2005, we spent approximately $4.3 million, $3.9 million and $3.6 million, respectively, on research and development activities.

Human Resources

As of September 1, 2007, 2006 and 2005, we employed approximately 3,310, 3,150 and 3,610 persons, respectively. Of these, approximately 2,630, 2,510 and 2,940 persons, respectively, were engaged in manufacturing and shipping functions. None of our employees are covered under a collective bargaining agreement.

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

Dependence on Chassis Suppliers

Most RV components are readily available from numerous sources. However, a few components are produced by only a small group of quality suppliers that have the capacity to supply large quantities on a national basis. This is especially true in the case of motor home chassis, where Ford Motor Company, Freightliner Custom Chassis Corporation, Workhorse Custom Chassis, Chrysler LLC and General Motors Corporation are the Company’s major suppliers. Decisions by suppliers to decrease production, utilize production internally, or shortages, production delays or work stoppages by the employees of such suppliers could have a material adverse effect on our ability to produce motor homes and ultimately, on the results from operations.

Potential Liabilities Under Repurchase Agreements

In accordance with customary practice in the recreation vehicle industry, we enter into formal repurchase agreements with lending institutions pursuant to which it is agreed, in the event of a default by an independent retailer in its obligation to a lender, we will repurchase product at declining prices over the term of the agreements, typically 12 months. The difference between the gross repurchase price and the price at which the repurchased product can then be resold, which is typically at a discount to the gross repurchase price, represents a potential expense to us. Thus, if we were obligated to repurchase a large number of recreation vehicles in the future, this would increase costs, which could have a negative effect on earnings. Our maximum potential exposure under these formal repurchase agreements was approximately $308.2 million at August 25, 2007, however, losses under these agreements have not been material in the past. Tightened credit standards by lenders and more aggressive attempts to accelerate collection of outstanding accounts with dealers could result in defaults by dealers and result in repurchase obligations that may be higher than has historically been the case.

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

Product Liability

We are involved in legal proceedings in the ordinary course of business, including a variety of warranty, “Lemon Law” and product liability claims typical in the recreation vehicle industry. We have an insurance policy covering product liability, however, we are self-insured for a portion of product liability claims. Self-insurance retention liability for at least the past five fiscal years was $2.5 million per occurrence and $6.0 million in aggregate per policy year. In the event that the annual aggregate of the self-insured retention is exhausted by payment of claims and defense expenses, a deductible of $1.0 million, excluding defense expenses, is applicable to each claim covered under this insurance policy. We cannot be certain that our insurance coverage will be sufficient to cover all future claims against us, which may have a material adverse effect on our results of operations and financial condition. In addition, if these claims rise to a level of frequency or size that are significantly higher than similar claims made against our competitors, our reputation and business may be harmed.

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

ITEM 1B. Unresolved Staff Comments

None

ITEM 2. Properties

Our principal manufacturing, maintenance and service operations are conducted in multi-building complexes owned by us. The following sets forth our material facilities as of August 25, 2007:

Location	Facility Type/Use	No. of Buildings	Owned or Leased	Square Footage

Forest City, Iowa	Manufacturing, maintenance, service and office	31	Owned	1,593,000
Forest City, Iowa	Warehouse	4	Owned	680,000
Charles City, Iowa	Manufacturing	5	Owned	352,000
Hampton, Iowa	Manufacturing	2	Owned	135,000
Hampton, Iowa	Warehouse	1	Leased	17,000
		43		2,777,000

Subsequent to the end of Fiscal 2007, the lease on the Hampton facility was extended to December 31, 2008. Our facilities in Forest City are located on approximately 570 acres of land, all owned by us. We lease 220,000 square feet of our warehouse facilities in Forest City to others. Most of our buildings are of steel or steel and concrete construction and are protected from fire with high-pressure sprinkler systems, dust collector systems, automatic fire doors and alarm systems. We believe that our facilities and equipment are well maintained, in excellent condition and suitable for the purposes for which they are intended. Should we require increased production capacity in the future, we believe that additional or alternative space adequate to serve our foreseeable needs would be available.

An unaffiliated third-party supplier of painting services (the “Supplier”) for our motor homes has leased paint facilities in Forest City, Iowa and Charles City, Iowa. We have guaranteed a portion of the lease payment obligations of the Supplier. (See Note 6 to the Consolidated Financial Statements)

ITEM 3. Legal Proceedings

We are involved in various legal proceedings which are ordinary routine litigation incident to our business, some of which are covered in whole or in part by insurance. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to this litigation, we are of the opinion that while the final resolution of any such litigation may have an impact on our consolidated results for a particular reporting period, the ultimate disposition of such litigation will not have any material adverse effect on our financial position, results of operations or liquidity.

ITEM 4. Submission of Matters to a Vote of Security Holders

None

Executive Officers of the Registrant

Name	Office (Year First Elected an Officer)	Age
Bruce D. Hertzke +	Chairman of the Board and Chief Executive Officer (1989)	56
Robert J. Olson	President (1996)	56
Raymond M. Beebe	Vice President, General Counsel & Secretary (1974)	65
Robert L. Gossett	Vice President, Administration (1998)	56
Roger W. Martin	Vice President, Sales and Marketing (2003)	47
Sarah N. Nielsen	Vice President, Chief Financial Officer (2005)	34
William J. O’Leary	Vice President, Product Development (2001)	58
Randy J. Potts	Vice President, Manufacturing (2006)	48
Brian J. Hrubes	Controller (1996)	56
Donald L. Heidemann	Treasurer (2007)	35

+ Director

Officers are elected annually by the Board of Directors. There are no family relationships between or among any of the Corporate Officers or Directors of the Company.

Mr. Hertzke has over 36 years of experience with Winnebago Industries. He has been Chairman and Chief Executive Officer since 1998.

Mr. Olson has over 38 years of experience with Winnebago Industries. He was elected President May 1, 2007, previously serving as Senior Vice President, Operations, since January 2006. He served as Vice President, Manufacturing, from August 1996 to January 2006.

Mr. Beebe has over 33 years of experience with Winnebago Industries. He has been Vice President, General Counsel and Secretary since 1986.

Mr. Gossett has over eight years of experience with Winnebago Industries. He has been Vice President, Administration since joining the Company in 1998.

Mr. Martin has over 13 years of experience with Winnebago Industries. He has been Vice President, Sales and Marketing since February 2003. He joined the Company as Director of Marketing in 1994.

Ms. Nielsen has two years of experience with Winnebago Industries. She has been Vice President, Chief Financial Officer since November 2005. Ms. Nielsen joined the Company in August 2005. Prior to joining Winnebago Industries, she was employed by Deloitte & Touche LLP since 1995 in the position of Assurance and Advisory Services Senior Manager from 2003 to August 2005 and a Manager from 2000 to 2003.

Mr. O’Leary has over 35 years of experience with Winnebago Industries. He has been Vice President, Product Development since 2001.

Mr. Potts has over 24 years of experience with Winnebago Industries. He was elected Vice President, Manufacturing in October 2006. He served as Director of Manufacturing from February 2006 to October 2006. Prior to that time, he served as general manager of Manufacturing Services since 2001.

Mr. Hrubes has over 36 years of experience with Winnebago Industries. He has been Controller since December 1996.

Mr. Heidemann joined Winnebago Industries and was elected to the position of Treasurer on August 6, 2007. Prior to joining Winnebago Industries, Mr. Heidemann served in various treasury positions for Select Comfort Corporation from 2003 to July 2007 and served in various treasury positions for Rent-A-Center Incorporated from 1998 to 2003.

PART II

ITEM 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the New York and Chicago Exchanges and our ticker symbol is WGO.

Below are the New York Stock Exchange high, low and closing prices of Winnebago Industries, Inc. stock for each quarter of Fiscal 2007 and Fiscal 2006:

Fiscal 2007	High	Low	Close	Fiscal 2006	High	Low	Close
First Quarter	$35.69	$27.80	$34.49	First Quarter	$33.15	$26.14	$32.50
Second Quarter	36.72	31.05	34.23	Second Quarter	35.94	30.38	31.36
Third Quarter	35.17	29.62	31.68	Third Quarter	34.44	28.05	29.14
Fourth Quarter	31.93	25.62	27.79	Fourth Quarter	31.78	26.90	28.41

Holders

Shareholders of record as of October 9, 2007: 3,819

Dividends Paid Per Share

Fiscal 2007		Fiscal 2006
Date Paid	Amount	Date Paid	Amount
October 9, 2006	$ 0.10	October 3, 2005	$ 0.09
January 8, 2007	0.10	January 9, 2006	0.09
April 9, 2007	0.10	April 3, 2006	0.09
July 9, 2007	0.10	July 10, 2006	0.09
Total	$ 0.40	Total	$ 0.36

On October 10, 2007, the Board of Directors declared a quarterly cash dividend of $0.12 per common share payable January 7, 2008 to shareholders of record as of December 7, 2007. We paid dividends of $0.40 per common share during Fiscal 2007 and $0.36 per common share during Fiscal 2006.

Issuer Purchases of Equity Securities

On June 20, 2007, the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $60 million. There is no time restriction on this authorization. As of August 25, 2007, 1,476,000 shares were repurchased under this authorization, at an aggregate cost of $42.5 million. As of August 25, 2007, approximately $17.5 million was available for additional purchases.

Under a previous authorization which was completed in June 2007, we repurchased 56,000 shares for $1.6 million during the fourth quarter of Fiscal 2007.

In total, 2,160,000 shares, or 6.9 percent of our outstanding shares as of August 26, 2006, were repurchased during Fiscal 2007 for an aggregate consideration of approximately $64.7 million.

This table provides information with respect to purchases by us of shares of our common stock during each fiscal month of the fourth quarter of Fiscal 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
05/27/07 – 06/30/07	416,000	$29.73	416,000	$49,263,000
07/01/07 – 07/28/07	558,000	$29.36	558,000	$32,891,000
07/29/07 – 08/25/07	558,000	$27.51	558,000	$17,536,000
Total	1,532,000	$28.79	1,532,000	$17,536,000

Equity Compensation Plan Information

The following table provides information as of August 25, 2007 with respect to shares of our common stock that may be issued under our existing equity compensation plans:

(Adjusted for the 2-for-1 Stock Split on March 5, 2004) Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders	1,137,975 (1)	$26.32	1,105,061 (2)
Equity compensation plans not approved by shareholders (3)	49,062 (4)	$21.00	N/A (5)
Total	1,187,037	$26.10	1,105,061

(1)	This number includes 701,265 stock options granted under the 2004 Incentive Compensation Plan (the “Plan”). Also included are 436,710 options granted under the 1997 Stock Option Plan.
(2)

This number represents stock options available for grant under the Plan as of August 25, 2007. The Plan replaced the 1997 Stock Option Plan effective January 1, 2004. No new grants may be made under the 1997 Stock Option Plan. Any stock options previously granted under the 1997 Stock Option Plan will continue to vest and/or be exercisable in accordance with their original terms and conditions.

(3)

Our sole Equity Compensation Plan not previously submitted to our shareholders for approval is the Directors’ Deferred Compensation Plan. The Board of Directors may terminate the Directors’ Deferred Compensation Plan at any time. If not terminated earlier, the Directors’ Deferred Compensation Plan will automatically terminate on June 30, 2013. For a description of the key provisions of the Directors’ Deferred Compensation Plan, see the information in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 18, 2007 under the caption “Director Compensation,” which information is incorporated by reference herein.

(4)

Represents shares of common stock issued to a trust which underlie stock units, payable on a one-for-one basis, credited to stock unit accounts as of August 25, 2007 under the Directors’ Deferred Compensation Plan.

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

Performance Graph

The following graph compares the five-year cumulative total shareholder return (including reinvestment of dividends) of the Company with the cumulative total return on the Standard & Poor’s 500 Index and a peer group.(1) It is assumed in the graph that $100 was invested in the Company’s Common Stock, in the stock of the companies in the Standard & Poor’s 500 Index and in the stocks of the peer group companies on August 30, 2002 and that all dividends received within a quarter were reinvested in that quarter. In accordance with the guidelines of the Securities and Exchange Commission, the shareholder return for each entity in the peer group index have been weighted on the basis of market capitalization as of each annual measurement date set forth in the graph.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Winnebago Industries, Inc., The S&P 500 Index
And A Peer Group

	Base Period	INDEXED RETURNS
Company/Index	8/30/2002	8/30/2003	8/28/2004	8/27/2005	8/26/2006	8/25/2007

Winnebago Industries, Inc.	100.00	129.54	169.06	173.77	153.53	152.12
S&P 500 Index	100.00	112.07	124.90	140.59	153.08	176.25
Peer Group (1)	100.00	140.94	150.81	143.10	149.02	173.61

(1)

The peer group companies, consisting of Coachmen Industries, Inc., Fleetwood Enterprises, Inc., Monaco Coach Corporation, National R.V. Holdings, Inc. and Thor Industries, Inc. were selected by the Company on the basis of the similarity of their business to that of the Company.

* $100 invested on August 30, 2002 in Winnebago Industries or Peer Group stock or on September 4, 2002 in the S&P 500 Index(including reinvestment of dividends. Said Index is calculated on a month-end basis.

ITEM 6. Selected Financial Data (See Pages 48 and 49)

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Winnebago Industries, Inc. is a leading motor home manufacturer with a proud history of manufacturing recreation vehicles for the last 49 years. We led the industry in combined retail unit market share of Class A and Class C motor homes, with 18.8 percent, for the calendar year-to-date through August 31, 2007 according to Statistical Surveys, Inc. Our strategy is to manufacture quality motor homes in a profitable manner. We measure profitability by using five guidelines: return on assets, return on equity, return on invested capital, operating income as a percent of net revenues and net income as a percent of net revenues. Our primary goal is to be a leader in profitability in the recreation vehicle industry. Our performance has enabled us to return significant profits to our shareholders through stock repurchases and dividends. During the twelve months ended August 25, 2007, we repurchased approximately 2.2 million shares of stock, or 6.9 percent of our outstanding stock at August 26, 2006 for $64.7 million and we paid out dividends of $12.5 million to our shareholders.

During the first half of Fiscal 2007, we saw a continuation of what we had experienced in Fiscal 2006: volume declines and a product mix shift to lower price points. According to Statistical Surveys, Inc., Industry Class A and Class C motor home retail unit sales have decreased 4.9 percent calendar year-to-date through August 2007, continuing the downturn experienced in Calendar 2006 in which retail unit sales were down 9.9 percent. Winnebago Industries’ motor home unit wholesale deliveries for the fiscal year ended August 25, 2007 decreased 3.8 percent. All of our volume decline occurred in the first six months of the fiscal year, whereas our deliveries did stabilize and slightly improve in the third and fourth quarters as compared to the prior periods.

In regards to our product mix, Class A volume and mix increased as compared to last year (53 percent versus 45 percent), which resulted in our motor home average selling price increasing 4.9 percent for the year. However, we introduced a new low-priced Class A product (Winnebago Vista and Itasca Sunstar) in our second quarter which significantly contributed to the increase in Class A volume. We have noted the continued popularity of the lower price points in all product categories throughout the year. Consequently, although net revenues were essentially flat as compared to the prior year, our gross profit margins were negatively impacted by the lower volumes and the mix shift to lower-priced product.

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

Order backlog for our motor homes was as follows:

(In Units)	Year Ended
	Aug. 25, 2007	Product Mix %	Aug. 26, 2006	Product Mix %	Increase (Decrease)	% Change
Class A gas	619	33.0	530	31.3	89	16.8
Class A diesel	419	22.4	270	15.9	149	55.2
Total Class A	1,038	55.4	800	47.2	238	29.8
Class C	837	44.6	896	52.8	(59)	(6.6)
Total backlog	1,875	100.0	1,696	100.0	179	10.6
Total approximate revenue dollars (in thousands)	$179,700		$142,100		$37,600	26.5
Dealer inventory	4,471		4,733		(262)	(5.5)

We include in our backlog all accepted purchase orders from dealers to be shipped within the next six months. Orders in backlog can be canceled or postponed at the option of the purchaser at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Long-term demographics are favorable for the industry as our target market of consumers age 50 and older is expected to substantially increase over the next 30 years due to the aging of the baby boom market. Also, according to a 2005 study conducted by the University of Michigan, the age at which the motor home consumer is purchasing motor homes has broadened. More motor home buyers are entering the market earlier than in the past, as young as 35, and living active and healthier lives with more buyers remaining in the RV lifestyle over the age of 75. The study also indicates that owners are now using their motor homes for more than just traditional camping, having a positive impact on long-term motor home market growth. The study shows that motor homes are used to pursue consumers’ many lifestyle passions which may include riding their ATVs in the desert, going to motor sports events or tailgating at sporting events.

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

Our significant accounting policies are discussed in Note 1, Nature of Business and Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. We believe that the following accounting estimates and policies are the most critical to aid in fully understanding and evaluating our reported financial results and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board.

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

Postretirement Benefits Obligations and Costs. We provide certain health care and other benefits for retired employees, hired before April 1, 2001, who have fulfilled eligibility requirements at age 55 with 15 years of continuous service. Postretirement benefit liabilities are determined by actuaries using assumptions about the discount rate and health care cost-trend rates. Thus, a significant increase or decrease in interest rates could have a significant impact on our operating results. Further discussion of our postretirement benefit plan and related assumptions are included in Note 5 to the Consolidated Financial Statements.

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

The fair value of each award is amortized on a straight-line basis over the requisite service period or to an employee’s eligible retirement date, if earlier. This is because our awards typically vest over three years or upon retirement if earlier; thus, options and restricted stock awards are expensed immediately upon grant for retirement-eligible employees. This feature accelerates expense in the period of grant (typically our first fiscal quarter) and creates an uneven pattern of stock-based compensation that results in relatively higher expense in our first fiscal quarter and relatively lower expense in our second through fourth quarters. The impact of this feature is significant since a majority of our awards are made to retirement-eligible employees. Further discussion of our stock-based compensation is included in Note 1 to the Consolidated Financial Statements.

Other. We have reserves for other loss exposures, such as litigation, taxes, product liability, repurchase commitments, worker’s compensation, employee medical claims, inventory and accounts receivable. We also have loss exposure on loan guarantees. Establishing loss reserves for these matters requires the use of estimates and judgment in regards to risk exposure and ultimate liability. We estimate losses under the programs using consistent and appropriate methods; however, changes in assumptions could materially affect our recorded liabilities for loss.

Results of Operations

Fiscal 2007 Compared to Fiscal 2006

The following is an analysis of changes in key items included in the consolidated statements of income for the year ended August 25, 2007 compared to the year ended August 26, 2006.

Year Ended
(In thousands, except percent and per share data)	Aug. 25, 2007	% of Revenues	Aug. 26, 2006	% of Revenues	Increase (Decrease)	% Change

Net revenues	$870,152	100.0	$864,403	100.0	$5,749	0.7
Cost of goods sold	770,955	88.6	759,502	87.9	11,453	1.5
Gross profit	99,197	11.4	104,901	12.1	(5,704)	(5.4)

Selling	19,865	2.3	19,619	2.2	246	1.3
General and administrative	24,446	2.8	22,184	2.6	2,262	10.2
Operating expenses	44,311	5.1	41,803	4.8	2,508	6.0

Operating income	54,886	6.3	63,098	7.3	(8,212)	(13.0)

Financial income	6,523	0.8	5,097	0.6	1,426	28.0

Provision for taxes	19,845	2.3	23,451	2.7	(3,606)	(15.4)

Net income	$41,564	4.8	$44,744	5.2	$(3,180)	(7.1)

Diluted income per share	$1.32		$1.37		$(0.05)	(3.6)

Fully diluted average shares outstanding	31,415		32,550		(1,135)	(3.5)

Unit deliveries consisted of the following:

	Year Ended
Motor home unit deliveries	Aug. 25, 2007	Product Mix %	Aug. 26, 2006	Product Mix %	Increase (Decrease)	% Change
Class A gas	3,539	37.4	2,961	30.1	578	19.5
Class A diesel	1,492	15.7	1,494	15.2	(2)	(0.1)
Total Class A	5,031	53.1	4,455	45.3	576	12.9
Class C	4,438	46.9	5,388	54.7	(950)	(17.6)
Total deliveries	9,469	100.0	9,843	100.0	(374)	(3.8)

Net revenues for the year ended August 25, 2007 increased $5.7 million, or 0.7 percent, primarily as a result of an increase in the average motor home unit selling price of 4.9 percent which was partially offset by a 3.8 percent decrease in unit deliveries. The increase in the average unit selling price was due to the mix of products sold, as Class A motor homes represented 53.1 percent of the total volume in Fiscal 2007 as compared to 45.3 percent in the prior year. Class A volume increased during Fiscal 2007 due to the introduction of entirely new product offerings in this category, such as the Winnebago Vista and Itasca Sunstar during the second quarter and the Winnebago Destination and Itasca Latitude in the third quarter.

Gross profit margin decreased from 12.1 percent during Fiscal 2006 to 11.4 percent during Fiscal 2007. Gross profit was negatively impacted by lower production volumes which resulted in higher fixed costs per unit of production, and an increase in the mix of lower-margin motor homes, in both Class A and Class C categories. Also contributing, to a lesser extent, to the reduced margin was an increase in last-in, first-out (LIFO) expense in Fiscal 2007 as compared to Fiscal 2006 due to the fact there was a LIFO inventory liquidation in the prior year related to inventory level reductions.

Selling expenses increased $246,000, or 1.3 percent, during the fiscal year ended August 25, 2007. As a percent of net revenues, selling expenses were 2.3 percent during Fiscal 2007 compared to 2.2 percent for Fiscal 2006. The increase in dollars was due primarily to higher advertising expenses.

General and administrative expenses increased $2.3 million, or 10.2 percent, during Fiscal 2007. The increase in expense was due primarily to the increase in management incentive compensation expense partially offset by a reduction in our product liability expense.

Financial income increased $1.4 million, or 28.0 percent, during the fiscal year ended August 25, 2007. The increase in financial income during Fiscal 2007 was due to a higher average interest rate earned on investments and a higher average short-term investment balance.

The overall effective income tax rate decreased to 32.3 percent for Fiscal 2007 from 34.4 percent for Fiscal 2006. The decrease was primarily a result of an increase in tax-free investment income and a decrease in incentive stock option expense not deductible for tax purposes.

Net income decreased by 7.1 percent and income per diluted share decreased by 3.6 percent when comparing Fiscal 2007 to Fiscal 2006. The smaller percentage decrease in income per diluted share was due to a lower number of shares of common stock outstanding during the fiscal year ended August 25, 2007, as a result of shares of common stock repurchased by the Company. (See Note 11 to the Consolidated Financial Statements)

Fiscal 2006 Compared to Fiscal 2005

The following is an analysis of changes in key items included in the consolidated statements of income for the year ended August 26, 2006 compared to the year ended August 27, 2005.

	Year Ended
(In thousands, except percent and per share data)	Aug. 26, 2006	% of Revenues	Aug. 27, 2005	% of Revenues	(Decrease) Increase	% Change
Net revenues	$864,403	100.0	$991,975	100.0	$(127,572)	(12.9)
Cost of goods sold	759,502	87.9	854,997	86.2	(95,495)	(11.2)
Gross profit	104,901	12.1	136,978	13.8	(32,077)	(23.4)

Selling	19,619	2.2	19,936	2.0	(317)	(1.6)
General and administrative	22,184	2.6	18,787	1.9	3,397	18.1
Operating expenses	41,803	4.8	38,723	3.9	3,080	8.0

Operating income	63,098	7.3	98,255	9.9	(35,157)	(35.8)

Financial income	5,097	0.6	2,635	0.3	2,462	93.4

Provision for taxes	23,451	2.7	35,817	3.6	(12,366)	(34.5)

Net income	$44,744	5.2	$65,073	6.6	$(20,329)	(31.2)

Diluted income per share	$1.37		$1.92		$(0.55)	(28.6)

Fully diluted average shares outstanding	32,550		33,812		(1,262)	(3.7)

Unit deliveries consisted of the following:

	Year Ended
Motor home unit deliveries	Aug. 26, 2006	Product Mix %	Aug. 27, 2005	Product Mix %	(Decrease) Increase	% Change
Class A gas	2,961	30.1	4,527	42.6	(1,566)	(34.6)
Class A diesel	1,494	15.2	2,147	20.2	(653)	(30.4)
Total Class A	4,455	45.3	6,674	62.8	(2,219)	(33.2)
Class C	5,388	54.7	3,963	37.2	1,425	36.0
Total deliveries	9,843	100.0	10,637	100.0	(794)	(7.5)

Net revenues for the year ended August 26, 2006 decreased $127.6 million, or 12.9 percent, primarily as a result of a 7.5 percent decrease in unit deliveries. Net revenues declined at a higher rate than deliveries due to a shift in product mix weighted more heavily towards lower-priced products, particularly Class C motor homes, which resulted in a 7.7 percent decrease in our average selling price of motor homes during Fiscal 2006. The increase in Class C unit deliveries of 36.0 percent in Fiscal 2006 was primarily due to the popularity of new product offerings, such as the Winnebago View and Itasca Navion Class C diesels. In contrast, the overall market for Class C motor homes decreased 6.2 percent for the eight months ended August 31, 2006 according to statistics published by RVIA.

Gross profit margin decreased from 13.8 percent during Fiscal 2005 to 12.1 percent during Fiscal 2006. The deterioration in margin was primarily due to the change in our mix to lower-priced products with lower margins and higher fixed costs per unit of production resulting from lower production volumes. Also contributing, to a lesser extent, to the reduced margin was stock option expense recorded as a result of the adoption of SFAS No. 123R. Partially offsetting the decline in gross profit margin was the liquidation of LIFO inventory values as a result of a significant reduction of inventory levels during 2006. (See Note 3 to the Consolidated Financial Statements)

Selling expenses decreased $317,000, or 1.6 percent, during fiscal year ended August 26, 2006. However, as a percent of net revenues, selling expenses were 2.2 percent during Fiscal 2006 compared to 2.0 percent for Fiscal 2005. The decrease in dollars was due primarily to lower advertising expenses offset partially by the recording of stock option expense as a result of the adoption of SFAS No. 123R.

General and administrative expenses increased $3.4 million, or 18.1 percent, during Fiscal 2006. The increase in expense was due primarily to the recording of stock option expense and to a lesser extent an increase in our product liability expense, offset partially by a reduction in management incentive compensation expense.

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

Net income decreased by 31.2 percent and income per diluted share decreased by 28.6 percent when comparing Fiscal 2006 to Fiscal 2005. The smaller percentage decrease in income per diluted share was due to a lower number of shares of common stock outstanding during the fiscal year ended August 26, 2006, as a result of shares of common stock repurchased by the Company. (See Note 11 to the Consolidated Financial Statements)

Analysis of Financial Condition, Liquidity and Resources

In recent fiscal years, we generated substantial cash from operations, which has enabled us to meet our working capital needs and make appropriate investments in manufacturing equipment and facilities, as well as pay increased cash dividends and repurchase stock. Cash and cash equivalents totaled $6.9 million and $24.9 million as of August 25, 2007 and August 26, 2006, respectively. Short-term investments consisting primarily of highly liquid investments totaled $102.7 million and $130.0 million as of August 25, 2007 and August 26, 2006, respectively. Working capital at August 25, 2007 and August 26, 2006 was $168.9 million and $187.0 million, respectively, a decrease of $18.1 million. We have no long-term debt. We currently expect our cash on hand, short-term investments and funds from operations to be sufficient to cover both short- and long-term operation requirements.

Operating Activities

Cash provided by operating activities was $27.8 million in Fiscal 2007, or $85.5 million lower than Fiscal 2006. The decrease in net cash provided by operating activities was primarily attributable to a significant increase in our inventories and in our accounts receivables compared with declines in Fiscal 2006 as well as a decrease in net income. Fiscal 2007 year end inventories increased by $24.1 million as compared to Fiscal 2006 year end primarily due to an increase in units of finished goods and chassis inventory on hand and also to an increase in the average unit cost. The increase in receivables was primarily a result of selling more higher-priced products at the end of Fiscal 2007, compared to Fiscal 2006.

Investing Activities

Uses of cash for investing activities were for manufacturing equipment and facilities purchases of $5.2 million for the fiscal year ended August 25, 2007, compared to $4.8 million during the fiscal year ended August 26, 2006. We purchased $308.1 million of short-term investments and received proceeds of $335.4 million from the sale or maturity of short-term investments during the fiscal year ended August 25, 2007. During the fiscal year ended August 26, 2006, we purchased $214.8 million of short-term investments and received proceeds of $178.0 million from the sale or maturity of short-term investments.

Financing Activities

Primary uses of cash in financing activities for the fiscal year ended August 25, 2007 were $64.7 million for the repurchases of 6.9 percent of our August 26, 2006 outstanding common stock and payments of $12.5 million in dividends. Primary uses of cash in financing activities for the fiscal year ended August 26, 2006 were $57.8 million for the repurchase of our common stock and $11.7 million for the payment of dividends. (See Consolidated Statements of Cash Flows)

Anticipated Use of Funds

Repurchases of up to $17.5 million of our outstanding shares of common stock remain available under the June 20, 2007 Board of Directors authorization.

Estimated uses at August 25, 2007 of our liquid assets for Fiscal 2008 include funds for the payment of cash dividends of $14.2 million (assuming dividends continue to be paid at the current rate and the number of outstanding shares does not change significantly from the number outstanding at August 25, 2007). Additionally, spending for capital expenditures, primarily for manufacturing equipment and facilities, is expected to be similar to the level of Fiscal 2007.

On October 10, 2007, the Board of Directors declared a quarterly cash dividend of $0.12 per common share payable January 7, 2008 to shareholders of record as of December 7, 2007.

Contractual Obligations and Commercial Commitments

Our principal contractual obligations and commercial commitments as of August 25, 2007 were as follows:

(In thousands)	Payments Due By Period
Contractual Obligations	Total	Fiscal 2008	Fiscal 2009-2010	Fiscal 2011-2012	More Than 5 Years
Operating leases (1)	$130	$74	$51	$5	$—
Contracted services	556	364	192	—	—
Executive share option obligations (2) (3)	12,675	—	—	—	—
Deferred compensation obligations (3)	26,685	1,622	5,605	5,258	14,200
Postretirement health care obligations (3)	32,560	1,009	2,461	3,154	25,936
Total contractual cash obligations	$72,606	$3,069	$8,309	$8,417	$40,136

(In thousands)	Amount of Commitment Expiration By Period
Commercial Commitments	Total	Fiscal 2008	Fiscal 2009-2010	Fiscal 2011-2012	More Than 5 Years
Guarantees (1)	$1,604	$—	$1,604	$—	$—
Formal repurchase obligations (1)	308,190	308,190	—	—	—
Total commitments	$309,794	$308,190	$1,604	$—	$—

(1)	See Note 6 to the Consolidated Financial Statements.
(2)	Payments by period cannot be determined as the participating individual may elect to exercise part or all of an option at their discretion.
(3)	See Note 5 to the Consolidated Financial Statements.

New Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

As of August 25, 2007, we have an investment portfolio of cash and cash equivalents of $6.9 million and available-for-sale securities of $102.7 million. Taking into account the credit risk criteria of our investment policy, the primary market risk associated with these investments is interest rate risk and a decline in value if market interest rates increase. However, we have the ability to hold our fixed income investments until maturity or for the typical Dutch auction period (an average of 55 days) and based upon historical experience, we do not believe there are significant risks of a failed Dutch auction. However, at fiscal year end our investment portfolio had a weighted average to maturity/auction of 25 days. Therefore, we would not expect to recognize a material adverse impact in income or cash flows in the event of a decline in value due to an increase in market interest rates.

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

In addition, the Audit Committee of the Board of Directors, consisting solely of independent directors, meets periodically with management, the internal auditors and the independent registered public accounting firm to review internal accounting controls, audit results and accounting principles and practices and annually selects the independent registered public accounting firm.

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

Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of August 25, 2007.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an unqualified attestation report included herein, on management’s assessment of internal control over financial reporting.

/s/ Bruce D. Hertzke	/s/ Sarah N. Nielsen
Bruce D. Hertzke Chairman of the Board and Chief Executive Officer	Sarah N. Nielsen Vice President, Chief Financial Officer

October 22, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Winnebago Industries, Inc.

Forest City, Iowa

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Winnebago Industries, Inc. and subsidiaries (the ”Company”) maintained effective internal control over financial reporting as of August 25, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO framework). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of August 25, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 25, 2007, based on the criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended August 25, 2007, of the Company and our report dated October 22, 2007, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Minneapolis, Minnesota

October 22, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Winnebago Industries, Inc.

Forest City, Iowa

We have audited the accompanying consolidated balance sheets of Winnebago Industries, Inc. and subsidiaries (the ”Company”) as of August 25, 2007 and August 26, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended August 25, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 25, 2007 and August 26, 2006, and the results of their operations and their cash flows for each of the three years in the period ended August 25, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for postretirement health care to conform to Statement of Financial Accounting Standards No. 158 in the quarter ended August 25, 2007.

As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for share-based payments to conform to Statement of Financial Accounting Standards No. 123R in the quarter ended November 26, 2005.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of August 25, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated October 22, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Minneapolis, Minnesota

October 22, 2007

Winnebago Industries, Inc.

Consolidated Statements of Income

	Year Ended
(In thousands, except per share data)	August 25, 2007	August 26, 2006	August 27, 2005

Net revenues	$870,152	$864,403	$991,975
Cost of goods sold	770,955	759,502	854,997
Gross profit	99,197	104,901	136,978

Operating expenses:
Selling	19,865	19,619	19,936
General and administrative	24,446	22,184	18,787
Total operating expenses	44,311	41,803	38,723

Operating income	54,886	63,098	98,255
Financial income	6,523	5,097	2,635
Income before income taxes	61,409	68,195	100,890

Provision for taxes	19,845	23,451	35,817
Net income	$41,564	$44,744	$65,073

Income per common share:
Basic	$1.33	$1.39	$1.95
Diluted	$1.32	$1.37	$1.92

Weighted average common shares outstanding:
Basic	31,162	32,265	33,382
Diluted	31,415	32,550	33,812

See notes to consolidated financial statements.

Winnebago Industries, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)	August 25, 2007	August 26, 2006

Assets

Current assets:
Cash and cash equivalents	$6,889	$24,934
Short-term investments	102,650	129,950
Receivables, less allowance for doubtful accounts ($133 and $164, respectively)	30,285	20,859
Inventories	101,208	77,081
Prepaid expenses and other assets	3,981	5,269
Deferred income taxes	12,687	9,067
Total current assets	257,700	267,160
Property and equipment, at cost:
Land	934	946
Buildings	59,525	59,378
Machinery and equipment	98,026	99,839
Transportation equipment	9,593	9,561
Total property and equipment, at cost	168,078	169,724
Accumulated depreciation	(116,689)	(112,817)
Total property and equipment, net	51,389	56,907
Investment in life insurance	20,015	20,814
Deferred income taxes	19,856	25,002
Other assets	17,550	14,832
Total assets	$366,510	$384,715

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$35,286	$27,923
Income taxes payable	4,252	7,876
Accrued expenses:
Accrued compensation	16,946	12,498
Product warranties	11,259	9,523
Self-insurance	7,919	7,842
Promotional	3,793	5,253
Accrued dividends	3,546	3,109
Other	5,836	6,098
Total current liabilities	88,837	80,122
Postretirement health care and deferred compensation benefits, net of current portion	69,319	86,271
Contingent liabilities and commitments
Stockholders’ equity:
Capital stock common, par value $0.50; authorized 60,000 shares, issued 51,776 shares	25,888	25,888
Additional paid-in capital	28,646	22,268
Retained earnings	509,056	480,446
Accumulated other comprehensive income	11,090	—
Treasury stock, at cost (22,223 and 20,633 shares, respectively)	(366,326)	(310,280)
Total stockholders’ equity	208,354	218,322
Total liabilities and stockholders’ equity	$366,510	$384,715

See notes to consolidated financial statements.

Winnebago Industries, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

			Additional		Accumulated Other			Total
(In thousands	Common Shares		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
except per share data)	Number	Amount	Capital	Earnings	Income	Number	Amount	Equity

Balance, August 28, 2004	51,776	$25,888	$14,570	$392,430	$—	(18,195)	$(231,013)	$201,875

Exercise of stock options	—	—	992	—	—	263	3,408	4,400
Issuance of stock to directors	—	—	72	—	—	5	71	143
Tax benefit of stock options	—	—	1,177	—	—	—	—	1,177
Repurchase of common stock	—	—	—	—	—	(860)	(26,796)	(26,796)
Cash dividends paid and accrued on common stock - $0.30 per share	—	—	—	(9,985)	—	—	—	(9,985)
Net income	—	—	—	65,073	—	—	—	65,073
Balance, August 27, 2005	51,776	$25,888	$16,811	$447,518	$—	(18,787)	$(254,330)	$235,887

Exercise of stock options	—	—	143	—	—	123	1,735	1,878
Issuance of stock to directors	—	—	135	—	—	8	117	252
Tax benefit of stock options	—	—	537	—	—	—	—	537
Repurchase of common stock	—	—	—	—	—	(1,977)	(57,802)	(57,802)
Stock-based compensation	—	—	4,642	—	—	—	—	4,642
Cash dividends paid and accrued on common stock - $0.37 per share	—	—	—	(11,816)	—	—	—	(11,816)
Net income	—	—	—	44,744	—	—	—	44,744
Balance, August 26, 2006	51,776	$25,888	$22,268	$480,446	$—	(20,633)	$(310,280)	$218,322

Exercise of stock options	—	—	1,215	—	—	449	6,799	8,014
Issuance of stock to directors	—	—	241	—	—	15	219	460
Excess tax benefit on stock-based compensation	—	—	2,097	—	—	—	—	2,097
Issuance of restricted stock	—	—	(1,586)	—	—	106	1,586	—
Stock-based compensation	—	—	4,411	—	—	—	—	4,411
Payments for the purchase of common stock	—	—	—	—	—	(2,160)	(64,650)	(64,650)
Cash dividends paid and accrued on common stock - $0.42 per share	—	—	—	(12,954)	—	—	—	(12,954)
Adjustments to initially apply new accounting standards, net of $6,474 tax benefit	—	—	—	—	11,090	—	—	11,090
Net income	—	—	—	41,564	—	—	—	41,564
Balance, August 25, 2007	51,776	$25,888	$28,646	$509,056	$11,090	(22,223)	$(366,326)	$208,354

See notes to consolidated financial statements.

Winnebago Industries, Inc.

Consolidated Statements of Cash Flows

	Year Ended
(In thousands)	August 25, 2007	August 26, 2006	August 27, 2005
Operating activities:
Net income	$41,564	$44,744	$65,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,495	10,635	9,999
Stock-based compensation	4,871	4,894	143
Postretirement benefit income and deferred compensation expense	1,539	1,319	1,181
Deferred income taxes	(3,232)	538	3,424
Provision for doubtful accounts	187	161	119
Loss on disposal of property	4	156	80
Other	39	73	433
Increase in cash surrender value of life insurance policies	(871)	(976)	(999)
Excess tax benefit from stock-based compensation	(1,587)	(501)	—
Change in assets and liabilities:
Inventories	(24,127)	43,574	10,078
Receivables and prepaid assets	(8,325)	18,954	5,576
Income taxes payable	(3,243)	3,955	1,301
Accounts payable and accrued expenses	11,686	(13,300)	(16,776)
Postretirement and deferred compensation benefits	(1,249)	(971)	(868)
Net cash provided by operating activities	27,751	113,255	78,764

Investing activities:
Purchases of short-term investments	(308,149)	(214,825)	(255,023)
Proceeds from the sale or maturity of short-term investments	335,449	177,975	213,023
Purchases of property and equipment	(5,245)	(4,830)	(9,653)
Proceeds from the sale of property	279	594	154
Other	(564)	374	(430)
Net cash provided by (used in) investing activities	21,770	(40,712)	(51,929)

Financing activities:
Payments for purchase of common stock	(64,650)	(57,802)	(26,796)
Payments of cash dividends	(12,517)	(11,670)	(9,400)
Proceeds from exercise of stock options	8,014	1,878	4,400
Excess tax benefit from stock-based compensation	1,587	501	—
Net cash used in financing activities	(67,566)	(67,093)	(31,796)

Net (decrease) increase in cash and cash equivalents	(18,045)	5,450	(4,961)
Cash and cash equivalents at beginning of year	24,934	19,484	24,445
Cash and cash equivalents at end of year	$6,889	$24,934	$19,484

Supplemental cash flow disclosure:
Income taxes paid	$26,319	$18,958	$31,452

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

Fiscal Period

We follow a 52/53-week fiscal year, ending the last Saturday in August. The financial statements presented are all 52-week periods.

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

Inventories

Inventories are valued at the lower of cost or market, with cost being determined principally by using the last-in, first-out (LIFO) method and market defined as net realizable value. We have not recognized any charges in Fiscal 2007 or 2006 related to idle capacity due to the fact that we believe our current production levels to be within the range of normal capacity of our production facilities.

Property and Equipment

Depreciation of property and equipment is computed using the straight-line method on the cost of the assets, less allowance for salvage value where appropriate, at rates based upon their estimated service lives as follows:

Asset Class	Asset Life
Buildings	10-30 yrs.
Machinery and equipment	3-10 yrs.
Transportation equipment	4-6 yrs.

We review our long-lived depreciable assets for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable from future cash flows. As of August 25, 2007 and August 26, 2006, we have determined there were no impairments.

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

Research and Development

Research and development expenditures are expensed as incurred. Development activities generally relate to creating new products and improving or creating variations of existing products to meet new applications. During Fiscal 2007, 2006 and 2005, we spent approximately $4.3 million, $3.9 million and $3.6 million, respectively, on research and development activities.

Income Per Common Share

Basic income per common share is computed by dividing net income by the weighted average common shares outstanding during the period.

Diluted income per common share is computed by dividing net income by the weighted average common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock options. (See Note 11 to the Consolidated Financial Statements)

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement Nos. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires that we recognize the overfunded or underfunded status of our postretirement health care benefits as an asset or liability in our Fiscal 2007 year end balance sheet, with changes in the funded status recognized through other comprehensive income in the year in which they occur. The adoption of SFAS 158 decreased total assets by $6.4 million, decreased total liabilities by $17.6 million and increased total shareholders’ equity by $11.1 million, net of tax, in our August 25, 2007 Consolidated Balance Sheet. The adoption of SFAS 158 had no impact on our consolidated results of operations.

Winnebago Industries, Inc.

Notes to Consolidated Financial Statements (Continued)

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109,” (FIN 48). FIN 48 prescribes criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, among other items. In addition, FIN 48 provides guidance on classification of tax liabilities, interest and penalties, accounting in interim periods, disclosure, and transition with respect to the application of the new accounting standard. FIN 48 is effective for fiscal years beginning after December 15, 2006. We estimate that the adoption of FIN 48 effective in our first quarter of Fiscal 2008, will result in an $8 million to $12 million decrease in retained earnings to be reflected as a cumulative adjustment to the August 26, 2007 balance.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement provides a definition of fair value and a consistent basis by which to measure fair value. The statement is effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. We are currently evaluating the impact of this pronouncement on our future consolidated financial statements.

In April 2007, FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements. This statement establishes that companies will be required to recognize a liability for the postretirement benefit obligation related to a collateral assignment arrangement — in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, (if deemed part of a postretirement plan) or Accounting Principles Board Opinion 12, Omnibus Opinion — 1967, (if not part of a plan) — if, based on the substantive agreement with the employee, the employer has agreed to maintain a life insurance policy during the postretirement period or provide a death benefit. The Task Force also reached a consensus that an employer should recognize and measure the associated asset on the basis of the terms of the collateral assignment arrangement. These requirements are effective for fiscal years beginning after December 15, 2007. We are currently evaluating the impact of this pronouncement on our future consolidated financial statements.

Stock-Based Compensation

Effective August 28, 2005, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (123R), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS No. 123R; accordingly, results from prior periods have not been restated. (See Note 9 to the Consolidated Financial Statements)

The table below illustrates the effect on net earnings and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during Fiscal 2005.

(In thousands, except per share data)	Year Ended August 27, 2005
Net income
As reported	$65,073
Pro forma	62,035
Income per share (basic)
As reported	$1.95
Pro forma	1.86
Income per share (diluted)
As reported	$1.92
Pro forma	1.84

Weighted average shares outstanding for basic earnings per share	33,382
Weighted average shares outstanding assuming dilution	33,755

Note 2: Short-Term Investments - Available-for-Sale Securities

We had approximately $102.7 million and $130.0 million in short-term investments as of August 25, 2007 and August 26, 2006, respectively. Our short-term investments consist of auction rate preferred securities, variable rate auction preferred stock and other investment-grade marketable debt securities. These investments, a portion of which have stated maturities beyond one year, may be classified as short-term based on their highly liquid nature and because these securities represent the investment of cash that is available for current operations. Our short-term investments are classified as available-for-sale securities due to our intent regarding these securities. As of August 25, 2007 and August 26, 2006, there were no unrealized gains or losses associated with these investments.

Winnebago Industries, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3: Inventories

Inventories consist of the following:

(In thousands)	August 25, 2007	August 26, 2006
Finished goods	$45,489	$33,420
Work-in-process	41,417	35,166
Raw materials	47,007	40,080
	133,913	108,666
LIFO reserve	(32,705)	(31,585)
	$101,208	$77,081

The above value of inventories, before reduction for the LIFO reserve, approximates replacement cost at the respective dates. During Fiscal 2006, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory values, the effect of which decreased cost of goods sold by $4.0 million and increased net income by $2.6 million or $0.08 per share.

Note 4: Warranty

We provide our motor home customers a comprehensive 12-month/15,000-mile warranty on the coach, and a 3-year/36,000-mile structural warranty on sidewalls and floors. We record a liability based on our estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Changes in our product warranty liability during Fiscal 2007 and Fiscal 2006 are as follows:

(In thousands)	August 25, 2007	August 26, 2006
Balance at beginning of year	$9,523	$12,183
Provision	13,257	10,354
Claims paid	(11,521)	(13,014)
Balance at end of year	$11,259	$9,523

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

Changes in our reserve for customer service actions during Fiscal 2007 and Fiscal 2006 are as follows:

(In thousands)	August 25, 2007	August 26, 2006
Balance at beginning of year	$505	$624
Provision	410	269
Claims paid	(662)	(388)
Balance at end of year	$253	$505

Note 5: Employee and Retiree Benefits

Long-term postretirement health care and deferred compensation benefits are as follows:

(In thousands)	August 25, 2007	August 26, 2006
Postretirement health care benefit cost (1)	$31,581	$50,583
Non-qualified deferred compensation (2)	25,041	25,015
Executive share option plan liability	12,675	10,673
Executive deferred compensation	22	—
Total postretirement health care and deferred compensation benefits	$69,319	$86,271

(1)	The current portion of accrued postretirement benefit cost of $979,000 and $903,000 as of August 25, 2007 and August 26, 2006, respectively, is included within other accrued expenses.
(2)	The current portion of deferred compensation liability of $1.6 million as of both August 25, 2007 and August 26, 2006, is included within accrued compensation.

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

On August 25, 2007, we adopted SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires that we recognize the overfunded or underfunded status of our retiree health care plan as an asset or liability in our Consolidated Balance Sheet as of August 25, 2007, with changes in the funded status, net of tax, being recognized through other comprehensive income.

The following tables present reconciliations of the benefit obligation and the funded status of the plan:

(In thousands)	August 25, 2007	August 26, 2006
Change in benefit obligation:
Accumulated benefit obligation, beginning of year	$31,918	$33,672
Interest cost	1,888	1,826
Actuarial gain	(1,183)	(3,697)
Service cost	809	931
Net benefits paid	(872)	(814)
Benefit obligation, end of year	$32,560	$31,918

Funded status	$—	$—
Accumulated benefit obligation in excess of plan assets	32,560	31,918
Unrecognized cost:
Net actuarial loss	*	(19,327)
Prior service cost	*	38,895
Accrued postretirement health care benefit cost (short- and long-term)	$ 32,560	$51,486

*Not applicable due to adoption of new accounting standard.

Amounts recognized in the Consolidated Balance Sheets are as follows:

(In thousands)	August 25, 2007	August 26, 2006
Current liabilities	$979	$903
Noncurrent liabilities	31,581	50,583
	$32,560	$51,486

Net periodic postretirement benefit income for the past three fiscal years consisted of the following components:

(In thousands)	August 25, 2007	August 26, 2006	August 27, 2005
Interest cost	$1,888	$1,826	$1,809
Service cost	809	931	910
Net amortization and deferral	(3,187)	(2,948)	(2,978)
Net periodic postretirement benefit income	$(490)	$(191)	$(259)

Amounts not yet recognized in net periodic benefit cost and included in accumulated other comprehensive income (before taxes) are as follows:

(In thousands)	August 25, 2007	August 26, 2006
Prior service credit	$(34,647)	$	*
Net actuarial loss	17,083		*
Accumulated other comprehensive income	$(17,564)	$	*

*Not applicable under previous accounting principles.

Winnebago Industries, Inc.

Notes to Consolidated Financial Statements (Continued)

The estimated net loss and prior service credit that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2008 are $1.0 million and $(4.2) million, respectively.

The discount rate used in determining the accumulated postretirement benefit obligation was 6.25 percent at August 25, 2007 and 6.0 percent at August 26, 2006. The average assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligations as of August 25, 2007 was 8.5 percent, decreasing each successive year until it reaches 4.5 percent in 2015 after which it remains constant.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

(In thousands)	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost components	$16	$(19)
Effect on postretirement benefit obligation	$245	$(298)

Expected future benefit payments for postretirement health care for the next 10 years are as follows:

(In thousands)
Year Ended	Amount
2008	$1,009
2009	1,140
2010	1,321
2011	1,493
2012	1,661
2013 - 2017	10,854
$17,478

The expected benefits have been estimated based on the same assumptions used to measure our benefit obligation as of August 25, 2007 and include benefits attached to estimated future employees’ services.

Deferred Compensation Benefits

Non-Qualified Deferred Compensation Program (1981)

We have a Non-Qualified Deferred Compensation Program which permitted key employees to annually elect (via individual contracts) to defer a portion of their compensation until their retirement. The plan has been closed to any additional deferrals since January 2001. The retirement benefit to be provided is based upon the amount of compensation deferred and the age of the individual at the time of the contracted deferral. An individual generally vests at the later of age 55 and five years of service since the deferral was made. For deferrals prior to December 1992, vesting occurs at the later of age 55 and five years of service from first deferral or 20 years of service. Deferred compensation expense was $1.8 million, $1.5 million and $1.5 million in Fiscal 2007, 2006 and 2005, respectively. Total deferred compensation liabilities were $26.7 million and $26.6 million at August 25, 2007 and August 26, 2006, respectively.

To assist in funding the deferred compensation liability, we have invested in corporate-owned life insurance policies. The cash surrender value of these policies are presented as investment in life insurance in the accompanying consolidated balance sheets.

Investment in life insurance consisted of the following:

(In thousands)	2007	2006
Corporate owned life insurance:
Cash value	$38,112	$37,417
Borrowings	(22,349)	(20,838)
Cash surrender value	15,763	16,579
Life insurance premium receivables (1)	4,062	4,044
Other company-owned life insurance policies	190	191
Total investment in life insurance	$20,015	$20,814

(1)

The life insurance premium receivables above are receivables from employees for premiums paid by the Company on their behalf.
These receivables are collateralized by the assignment of employee-owned life insurance for the reimbursement of premiums paid by the Company from the net death benefit proceeds of the policies, upon the death of the insured.

Winnebago Industries, Inc.

Notes to Consolidated Financial Statements (Continued)

Non-Qualified Share Option Program (2001)

In addition, we have a Non-Qualified Share Option Program which permitted participants in the Executive Share Option Plan (the “Executive Plan”) to choose to exchange a portion of their salary or other eligible compensation for options on selected securities, primarily equity-based mutual funds. These assets are treated as trading securities and are recorded at fair value. The Executive Plan has been closed to any additional deferrals since January 2005. Total Executive Plan assets are included in other assets and total Executive Plan liabilities are included in postretirement health care and deferred compensation benefits in the accompanying consolidated balance sheets. Such assets on August 25, 2007 and August 26, 2006 were $15.3 million and $13.3 million, respectively, and the liabilities were $12.7 million and $10.7 million, respectively. The difference between the asset and liability balances represents the additional 25 percent the Company contributed at the time of the initial deferrals to aid in potential additional earnings to the participant. This contribution is required to be paid back to the Company when the option is exercised.

Executive Deferred Compensation Plan (2007)

In December 2006, the Company adopted the Winnebago Industries, Inc. Executive Deferred Compensation Plan (the “Executive Deferred Compensation Plan”). Under the Plan, corporate officers and certain key employees may annually choose to defer up to 50 percent of their salary and up to 100 percent of their cash incentive awards. As of August 25, 2007, total deferred compensation assets and total deferred compensation liabilities under the Plan were $22,000. The assets are presented as other assets and the liabilities are presented as postretirement health care and deferred compensation benefits in the accompanying consolidated balance sheets.

Profit Sharing Plan

We have a qualified profit sharing and contributory 401(k) plan for eligible employees. The plan provides for quarterly discretionary cash contributions as approved by our Board of Directors. Contributions to the plan for Fiscal 2007, 2006 and 2005 were $2.5 million, $2.6 million and $3.4 million, respectively.

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

Our repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The agreements provide that our liability will not exceed 100 percent of the dealer invoice and provide for periodic liability reductions based on the time since the date of the original invoice. These repurchase obligations expire upon the earlier to occur of (i) the dealer’s sale of the financed unit or (ii) one year from the date of the original invoice. Our contingent obligations under these repurchase agreements are reduced by the proceeds received upon the resale of any repurchased unit. Our contingent liability on these repurchase agreements was approximately $308.2 million and $278.6 million at August 25, 2007 and August 26, 2006, respectively. We have incurred losses of $4,000, $0 and $0 under these repurchase agreements during the three fiscal years presented and as a result, repurchase reserves under our repurchase agreements at August 25, 2007 and August 26, 2006 were not significant.

Winnebago Industries, Inc.

Notes to Consolidated Financial Statements (Continued)

Our reserve methodology is used to record an estimated expense and loss reserve in each accounting period based upon our extensive history and experience under these repurchase agreements with the lenders to our dealers. We have established the fair value of the guarantee based on our historical experience. The fair value guarantee was established as the potential loss reserve and is presented as other accrued liabilities in the accompanying consolidated balance sheets.

Guarantees For Suppliers

During the second quarter of Fiscal 2004, we entered into a five-year limited guarantee agreement (“Guarantee Agreement”) with a leasing corporation (“Landlord”) and an unaffiliated third-party paint supplier (the “Supplier”). The Landlord constructed a paint facility through debt financing on land adjoining our Charles City manufacturing plant for the Supplier. The Landlord and the Supplier have signed a ten-year lease agreement which commenced on August 1, 2004. The Guarantee Agreement states that we will guarantee the first 60 monthly lease payments (totaling approximately $1.6 million of which $520,000 was remaining as of August 25, 2007). In the event of payment default before August 2009 and the Supplier’s failure to correct the default, the Landlord shall give us (Guarantor) written notice of its intent to terminate said lease. At the time of this notification, we have various options that we must exercise in a timely manner. One alternative is to exercise an option to purchase the real estate with improvements from the Landlord. The price we would pay would be the outstanding loan owed by the Landlord to construct the paint facility, which was approximately $1.6 million as of August 25, 2007. As of August 25, 2007, the Supplier is current with its lease payment obligations to the Landlord. In August 2004, approximately $315,000 was recorded by us as the estimated fair value for the guarantee. As of August 25, 2007, the balance of the guarantee was approximately $120,000 and presented as other accrued liabilities in the accompanying consolidated balance sheets.

Self-Insured Product Liability

We have an insurance policy covering product liability claims, however, we self-insure for a portion of product liability claims. Self-insurance retention liability varies annually based on market conditions and for at least the last five fiscal years was at $2.5 million per occurrence and $6.0 million in aggregate per policy year. In the event that the annual aggregate of the self-insured retention is exhausted by payment of claims and defense expenses, a deductible of $1.0 million, excluding defense expenses, is applicable to each claim covered under this policy. Our product liability accrual is included within accrued self-insurance on our consolidated balance sheet along with other types of self-insured liabilities, such as worker’s compensation and employee medical claims.

Litigation

We are involved in various legal proceedings which are ordinary routine litigation incident to our business, some of which are covered in whole or in part by insurance. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to this litigation, we are of the opinion that while the final resolution of any such litigation may have an impact on our consolidated results for a particular reporting period, the ultimate disposition of such litigation will not have any material adverse effect on our financial position, results of operations or liquidity.

Lease Commitments

We lease certain facilities and equipment under operating leases. Lease expense was $281,000 for Fiscal 2007, $318,000 for Fiscal 2006 and $573,000 for Fiscal 2005. Minimum future lease commitments under noncancelable lease agreements in excess of one year as of August 25, 2007 are as follows:

Year Ended (In thousands)	Amount
2008	$74
2009	35
2010	16
2011	5
2012	—
Thereafter	—
Total	$130

Winnebago Industries, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 7: Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended
(In thousands)	Aug. 25, 2007	Aug. 26, 2006	Aug. 27, 2005
Current
Federal	$21,427	$21,360	$30,092
State	1,650	1,553	2,300
	23,077	22,913	32,392
Deferred	(3,232)	538	3,425
Total provision	$19,845	$23,451	$35,817

The following is a reconciliation of the U.S. statutory income tax rate to our effective tax rate:

	Year Ended
	August 25, 2007	August 26, 2006	August 27, 2005
U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.5	1.6	1.6
Incentive stock options	0.3	1.2	—
Tax-free and dividend income	(2.9)	(2.0)	(0.7)
Domestic production activities credit	(1.1)	(1.0)	—
Other	(0.5)	(0.4)	(0.4)
Total	32.3%	34.4%	35.5%

Our income tax returns, like those of most companies, are periodically audited by domestic tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. In evaluating the exposures associated with our various tax filing positions, we record reserves for probable exposures. A number of years may elapse before a particular matter, for which we have established a reserve, is audited and fully resolved or clarified. We adjust our reserve for probable tax exposures and income tax provision in the period in which actual results of a settlement with tax authorities differs from our established reserve, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available. We include our reserve for probable tax exposures, including accrued penalties and interest, in accrued income taxes on our consolidated balance sheets and in income tax expense in our consolidated statements of income.

Winnebago Industries, Inc.

Notes to Consolidated Financial Statements (Continued)

Significant items comprising our net deferred tax assets are as follows:

	August 25, 2007			August 26, 2006
(In thousands)	Assets	Liabilities	Total	Assets	Liabilities	Total
Current
Warranty reserves	$4,150	$—	$4,150	$3,457	$—	$3,457
Self-insurance reserve	2,247	—	2,247	2,250	—	2,250
Accrued vacation	2,247	—	2,247	1,972	—	1,972
Carry forward tax credits	1,274	—	1,274	1,673	—	1,673
Miscellaneous reserves	1,220	(477)	743	1,213	(401)	812
Stock-based compensation	1,143	—	1,143	811	—	811
Inventory valuation	883	—	883	—	(1,908)	(1,908)
Subtotal	13,164	(477)	12,687	11,376	(2,309)	9,067
Noncurrent
Postretirement health care benefits	12,001	—	12,001	18,689	—	18,689
Deferred compensation	13,868	—	13,868	13,246	—	13,246
Depreciation	—	(6,013)	(6,013)	—	(6,933)	(6,933)
Subtotal	25,869	(6,013)	19,856	31,935	(6,933)	25,002
Total	$39,033	$(6,490)	$32,543	$43,311	$(9,242)	$34,069

The carry forward tax credits will expire in Fiscal 2013.

Note 8: Financial Income and Expense

The following is a reconciliation of financial income:

	Year Ended
(In thousands)	August 25, 2007	August 26, 2006	August 27, 2005
Dividend income	$3,634	$1,585	$1,118
Interest income from investments and receivables	2,895	3,507	1,542
(Loss) gain on foreign currency transactions	(6)	5	(25)
Total financial income	$6,523	$5,097	$2,635

Note 9: Stock-Based Compensation Plans

We have a 2004 Incentive Compensation Plan, as amended, in place which allows us to grant stock options and other equity compensation to key employees and to nonemployee directors. In prior years, stock-based compensation consisted only of stock options. In Fiscal 2007, we granted restricted stock awards to key employees and directors instead of stock options. The value of the restricted stock awards is determined using the intrinsic value method which, in this case, is based on the number of shares granted and the closing price of our common stock on the date of grant. Prior to Fiscal 2007, the grant price of an option under the Plan was determined by the mean of the high and low prices of our common stock on the date of grant. Any future stock options are expected to be granted at the closing market price on the date of grant. The term of any options granted under the Plan may not exceed 10 years from the date of the grant. Options and awards issued to key employees generally vest over a three-year period in equal annual installments with immediate vesting upon retirement or upon a change of control (as defined in the Plan), if earlier. Historically, options issued to directors vested six months after grant. However, options issued to directors in Fiscal 2006 vest one year after grant. No more than 4,000,000 shares of common stock may be issued under the Plan and no more than 2,000,000 of those shares may be used for awards other than stock options or stock appreciation rights. (Adjusted for the 2-for-1 stock split on March 5, 2004.) Shares subject to awards that are forfeited, terminated, expire unexercised, settled in cash, exchanged for other awards, tendered to satisfy the purchase price of an award, withheld to satisfy tax obligations or otherwise lapse again become available for awards. The Plan replaced the 1997 Stock Option Plan. Any stock options previously granted under the 1997 Stock Option Plan shall continue to vest and/or be exercisable in accordance with their original terms and conditions.

Winnebago Industries, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Under this transition method, stock-based compensation expense for the fiscal years ended August 25, 2007 and August 26, 2006 includes:

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

Stock Options

Total stock option expense included in our statements of income for the fiscal year ended August 25, 2007, August 26, 2006 and August 27, 2005, was $1.7 million ($1.3 million net of tax or four cents per diluted share), $4.6 million ($3.8 million net of tax or 12 cents per diluted share) and $-0-, respectively. Of the $1.7 million option expense included in our statements of income for the fiscal year ended August 25, 2007, $1.2 million relates to awards granted prior to Fiscal 2006 which continued to be expensed over the three-year vesting period.

Prior to the adoption of SFAS No. 123R, we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. In accordance with SFAS No. 123R, for the fiscal years ended August 25, 2007 and August 26, 2006, the presentation of our statement of cash flows has changed from prior periods to report the excess tax benefits from the exercise of stock options as financing cash flows. For the fiscal years ended August 25, 2007 and August 26, 2006, $1.6 million and $501,000 of excess tax benefits were reported as financing cash flows rather than operating cash flows.

A summary of stock option activity for Fiscal 2007, 2006 and 2005 is as follows:

	2007			2006			2005
	Shares	Price per Share	Wtd. Avg. Exercise Price/Sh	Shares	Price per Share	Wtd. Avg. Exercise Price/Sh	Shares	Price per Share	Wtd. Avg. Exercise Price/Sh
Outstanding at beginning of year	1,591,676	$4 - $36	$23.93	1,374,088	$3 - $36	$22.24	1,235,040	$3 - $35	$17.93
Options granted	—	—	—	340,000	26 - 34	27.68	402,500	31 - 36	31.84
Options exercised	(449,690)	4 - 32	17.82	(122,412)	3 - 32	15.35	(263,452)	5 - 27	16.70
Options canceled	(4,011)	31	31.48	—	—	—	—	—	—
Outstanding at end of year	1,137,975	$5 - $36	$26.32	1,591,676	$4 - $36	$23.93	1,374,088	$3 -$36	$22.24
Exercisable at end of year	859,242	$5 - $36	$25.57	920,324	$4 - $36	$20.50	696,628	$3 -$36	$17.11

Winnebago Industries, Inc.

Notes to Consolidated Financial Statements (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005
Dividend yield	1.27%	0.70%
Risk-free interest rate (2)	4.3%	3.2%
Expected life (3)	4.2 years	3 years
Expected volatility (4)	35.62 - 36.93%	46.35 - 46.56%
Estimated per share fair value of options granted	$8.68	$10.87

(1)	Forfeitures are estimated based on historical experience, which are zero.
(2)	Risk-free interest rate is based on the Treasury Securities constant maturity interest rate whose term is consistent with the expected life of our stock options.
(3)	Expected life of stock options is based on historical experience.
(4)	Expected stock price volatility is based on historical experience over a term consistent with the expected life of our stock options.

The weighted average remaining contractual life for options outstanding and exercisable at August 25, 2007 was 6.45 years and 6.01 years, respectively. The aggregate intrinsic value of options outstanding and exercisable at August 25, 2007 was $3.7 million and $3.6 million, respectively.

As of August 25, 2007, there was $439,000 of unrecognized compensation expense related to nonvested option awards that is expected to be recognized over a weighted average period of 10 months.

Other values related to options are as follows:

(In thousands)	2007	2006	2005
Aggregate intrinsic value of options exercised (1)	$6,934	$1,941	$4,812
Net cash proceeds from the exercise of stock options	8,014	1,878	4,400
Actual income tax benefit realized from stock option exercises	2,396	501	1,177

(1)	The amount by which the closing price of our stock on the date of exercise exceeded the exercise price.

Stock Awards

Total restricted stock award expense included in our statements of income for the fiscal year ended August 25, 2007 was $3.2 million ($2.2 million net of tax or $0.07 per diluted share).

Employee Awards

A summary of employee stock award activity for Fiscal 2007 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Beginning of year	—	$—
Granted	105,450	34.27
Vested	(15,600)	33.75
End of year	89,850	$34.36

The aggregate intrinsic value of employee awards outstanding at August 25, 2007 was $2.5 million.

As of August 25, 2007, there was $887,000 of unrecognized compensation expense related to restricted stock awards that is expected to be recognized over a weighted average period of 2.0 years. The aggregate intrinsic value and total fair value of awards vested during Fiscal 2007 was $516,000 and $527,000, respectively.

Director’s Awards

During Fiscal 2007, a total of 7,000 shares were granted to nonemployee directors, which were immediately vested in the awards but are restricted from being sold until retirement from the Board of Directors. The aggregate intrinsic value of these awards as of August 25, 2007 was $195,000. Also, individual nonemployee directors may elect to receive all or part of their annual retainer and fees in the form of Winnebago Industries stock units credited in the form of shares of our common stock instead of cash. These shares are also restricted from being sold until the individual retires from the Board. Under this arrangement, we issued to a trust 7,524 shares in 2007, 8,310 shares in 2006 and 5,425 shares in 2005. The expense related to this arrangement was $239,000 in 2007, $252,000 in 2006 and $144,000 in 2005. The aggregate intrinsic value of these awards as of August 25, 2007 was $1.4 million with 49,062 shares outstanding.

Winnebago Industries, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 10: Net Revenues Classifications

Net revenue by product class:

	Year Ended
(In thousands)	Aug. 25, 2007%		Aug. 26, 2006%		Aug. 27, 2005%
Motor homes	$815,895	93.8	$808,715	93.6	$946,350	95.4
Motor home parts and services	16,413	1.9	15,901	1.8	16,401	1.7
Other manufactured products	37,844	4.3	39,787	4.6	29,224	2.9
Total net revenues	$870,152	100.0	$864,403	100.0	$991,975	100.0

Net revenue by geographic area:

	Year Ended
(In thousands)	Aug. 25, 2007%		Aug. 26, 2006%		Aug. 27, 2005%
United States	$823,287	94.6	$829,619	96.0	$964,527	97.2
International	46,865	5.4	34,784	4.0	27,448	2.8
Total net revenues	$870,152	100.0	$864,403	100.0	$991,975	100.0

Note 11: Income Per Share

The following table reflects the calculation of basic and diluted income per share for the past three fiscal years:

	Year Ended
(In thousands, except per share data)	Aug. 25, 2007	Aug. 26, 2006	Aug. 27, 2005
Income per share – basic
Net income	$41,564	$44,744	$65,073
Weighted average shares outstanding	31,162	32,265	33,382
Net income per share – basic	$1.33	$1.39	$1.95

Income per share – assuming dilution
Net income	$41,564	$44,744	$65,073
Weighted average shares outstanding	31,162	32,265	33,382
Dilutive impact of options outstanding	253	285	430
Weighted average shares and potential dilutive shares outstanding	31,415	32,550	33,812
Net income per share - assuming dilution	$1.32	$1.37	$1.92

For the fiscal years ended August 25, 2007, August 26, 2006 and August 27, 2005, there were options outstanding to purchase 273,555 shares, 659,927 shares and 428,984 shares, respectively, of common stock at an average price of $32.82, $30.83 and $31.87, respectively, which were not included in the computation of diluted income per share because they are considered anti-dilutive under the treasury stock method per SFAS No. 128, Earnings Per Share (as amended).

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

Winnebago Industries, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Note 13: Interim Financial Information (Unaudited)

(In thousands, except per share data)	Quarter Ended
Fiscal 2007	November 25, 2006	February 24, 2007	May 26, 2007	August 25, 2007
Net revenues	$201,765	$199,014	$231,692	$237,681
Gross profit	21,384	18,965	26,256	32,592
Operating income	10,140	9,360	14,659	20,727
Net income	$7,936	$7,532	$11,253	$14,843
Net income per share (basic)	$0.25	$0.24	$0.36	$0.49
Net income per share (diluted)	$0.25	$0.24	$0.35	$0.49

(In thousands, except per share data)	Quarter Ended
Fiscal 2006	November 26, 2005	February 25, 2006	May 27, 2006	August 26, 2006
Net revenues	$232,255	$206,425	$220,312	$205,411
Gross profit	31,164	20,320	28,076	25,341
Operating income	21,442	10,531	18,380	12,745
Net income	$14,570	$7,700	$13,157	$9,317
Net income per share (basic)	$0.44	$0.23	$0.41	$0.30
Net income per share (diluted)	$0.44	$0.23	$0.40	$0.30

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

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of August 25, 2007. During our assessment, we did not identify any material weaknesses in our internal control over financial reporting. Our independent registered public accounting firm, Deloitte & Touche LLP, has audited our Consolidated Financial Statements and has issued an attestation report on management’s assessment of our internal control over financial reporting, as stated in their report included herein.

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls over financial reporting subsequent to the date we carried out its evaluation.

In connection with the evaluation of internal control over financial reporting described above, no changes in our internal control over financing reporting were identified that occurred during the fourth quarter of Fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Reference is made to the table entitled “Executive Officers of the Registrant” in Part I of this report and to the information included under the captions “Election of Directors” and “Board of Directors, Committees of the Board and Corporate Governance” in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 18, 2007, which information is incorporated by reference herein.

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10 percent of our common stock (collectively “Reporting Persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”) and the New York Stock Exchange. Reporting Persons are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received or written representations from certain Reporting Persons that no Form 5 were required for those persons, we believe that, during Fiscal 2007, all the Reporting Persons complied with all applicable filing requirements.

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

ITEM 11. Executive Compensation

Reference is made to the information included under the captions “Director Compensation” and “Executive Compensation” in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 18, 2007, which information is incorporated by reference herein.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the table entitled “Equity Compensation Plan Information” in Part II of this report and to the share ownership information included under the caption “Voting Securities and Principal Holders Thereof” in the Company’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 18, 2007, which information is incorporated by reference herein.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

Reference is made to the information included under the caption “Board of Directors, Committees of the Board and Corporate Governance” in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 18, 2007, which information is incorporated by reference herein.

ITEM 14. Principal Accounting Fees and Services

Reference is made to the information included under the caption “Independent Registered Accountants Fees and Services” in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 18, 2007, which information is incorporated by reference herein.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a) 1.	Our consolidated financial statements are included in ITEM 8 and an index to financial statements appears on page 9 of this report.

2.

Consolidated Financial Statement Schedules

Winnebago Industries, Inc. and Subsidiaries

All schedules are omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto.

3.	Exhibits See Exhibit Index on pages 45 through 47.

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

Date: October 22, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on, October 22, 2007, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Capacity
/s/ Bruce D. Hertzke
Bruce D. Hertzke /s/ Sarah N. Nielsen	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)
Sarah N. Nielsen /s/ Brian J. Hrubes	Vice President, Chief Financial Officer (Principal Financial Officer)
Brian J. Hrubes /s/ Irvin E. Aal	Controller (Principal Accounting Officer)
Irvin E. Aal /s/ Jerry N. Currie	Director
Jerry N. Currie /s/ Joseph W. England	Director
Joseph W. England /s/ Lawrence A. Erickson	Director
Lawrence A. Erickson /s/ John V. Hanson	Director
John V. Hanson /s/ John E. Herlitz	Director
John E. Herlitz /s/ Gerald C. Kitch	Director
Gerald C. Kitch	Director

Exhibit Index

3a.

Articles of Incorporation previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 27, 2000 (Commission File Number 001-06403) and incorporated by reference herein.

3b.

Amended By-Laws of the Registrant previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 28, 2004 (Commission File Number 001-06403) and incorporated by reference herein.

4a.

Continuing Guaranty, Commercial Security Agreement, Deposit Account Control Agreement and Collateral Receipt all dated October 1, 2003 previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 2003 (Commission File Number 001-06403) and incorporated by reference herein.

4b.

Limited Guaranty dated February 27, 2004 whereas Winnebago Industries, Inc. will act as the Guarantor to a certain lease agreement previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2004 (Commission File Number 001-06403) and incorporated by reference herein.

10a.

Winnebago Industries, Inc. Deferred Compensation Plan previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 2, 1991 (Commission File Number 001-06403), and incorporated by reference herein and the Amendment dated June 29, 1995 previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 26, 1995 (Commission File Number 001-06403) and incorporated by reference herein.*

10b.

Winnebago Industries, Inc. Profit Sharing and Deferred Savings Investment Plan previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 1985 (Commission File Number 001-06403), and incorporated by reference herein and the Amendment dated July 1, 1995 previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 26, 1995 (Commission File Number 001-06403) and incorporated by reference herein and the Amendment dated March 21, 2007 (Commission File Number 001-06403) and incorporated by reference herein.*

10c.

Winnebago Industries, Inc. 2004 Incentive Compensation Plan previously filed as Appendix B with the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on January 13, 2004 (Commission File Number 001-06403) and incorporated by reference herein and the Amendment dated October 11, 2006 previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 25, 2006 (Commission File Number 001-06403) and incorporated by reference herein.*

10d.

Winnebago Industries, Inc. Directors’ Deferred Compensation Plan previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 1997 (Commission File Number 001-06403), and incorporated by reference herein and the Amendment dated October 15, 2003 previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 29, 2003 (Commission File Number 001-06403) and incorporated by reference herein and the Amendment dated October 11, 2006 previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 25, 2006 (Commission File Number 001-06403) and incorporated by reference herein.*

10e.

Winnebago Industries, Inc. 1997 Stock Option Plan previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 1997 (Commission File Number 001-06403) and incorporated by reference herein.*

10f.

Winnebago Industries, Inc. Executive Share Option Plan previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 29, 1998 (Commission File Number 001-06403) and incorporated by reference herein, and the Amendment dated July 1, 1999 previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 29, 1999 (Commission File Number 001-06403) and incorporated by reference herein and the Amendment dated January 1, 2001 previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 24, 2001 (Commission File Number 001-06403) and incorporated by reference herein.*

10g.

Winnebago Industries, Inc. Rights Plan Agreement previously filed with the Registrant’s Current Report on Form 8-K dated May 3, 2000 (Commission File Number 001-06403) and incorporated by reference herein, the Amendment dated January 13, 2003 previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 1, 2003 (Commission File Number 001-06403) and incorporated by reference herein and the Amendment dated May 17, 2006 previously filed with the Registrant’s Current Report on Form 8-K dated May 23, 2006 (Commission File Number 001-06403) and incorporated by reference herein.

10h.

Executive Change of Control Agreement dated January 17, 2001 between Winnebago Industries, Inc. and Bruce D. Hertzke previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 24, 2001 (Commission File Number 001-06403) and incorporated by reference herein.*

Exhibit Index

Page Two

10i.

Executive Change of Control Agreement dated January 17, 2001 between Winnebago Industries, Inc. and Raymond M. Beebe previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 24, 2001 (Commission File Number 001-06403) and incorporated by reference herein.*

10j.

Executive Change of Control Agreement dated January 17, 2001 between Winnebago Industries, Inc. and Robert L. Gossett previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 24, 2001 (Commission File Number 001-06403) and incorporated by reference herein.*

10k.

Executive Change of Control Agreement dated January 17, 2001 between Winnebago Industries, Inc. and Robert J. Olson previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 24, 2001 (Commission File Number 001-06403) and incorporated by reference herein.*

10l.

Executive Change of Control Agreement dated July 12, 2001 between Winnebago Industries, Inc. and William J. O’Leary previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 25, 2001 (Commission File Number 001-06403) and incorporated by reference herein.*

10m.

Executive Change of Control Agreement dated November 14, 2005 between Winnebago Industries, Inc. and Sarah N. Nielsen previously filed with the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed on November 15, 2005 (Commission File Number 001-06403) and incorporated by reference herein.*

10n.

Agreement dated March 13, 2002 between Winnebago Industries, Inc. and Bruce D. Hertzke filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 2, 2002 (Commission File Number 001-06403) and incorporated by reference herein.*

10o.

Executive Change of Control Agreement dated March 13, 2003 between Winnebago Industries, Inc. and Roger W. Martin previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 1, 2003 (Commission File Number 001-06403) and incorporated by reference herein.*

10p.

Two Subordination Agreements both dated April 24, 2003 between Winnebago Acceptance Corporation and GE Commercial Distribution Finance Corporation previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2003 (Commission File Number 001-06403) and incorporated by reference herein.

10q.

Winnebago Industries, Inc. Officers’ Long-Term Incentive Plan, fiscal three-year period 2006, 2007 and 2008 previously filed with the Registrant’s Current Report on Form 8-K dated August 30, 2005 (Commission File Number 001-06403) and incorporated by reference herein.*

10r.

Form of Winnebago Industries, Inc. Incentive Stock Option Agreement for grants of Incentive Stock Options under the 2004 Incentive Compensation Plan previously filed with the Registrant’s Current Report on Form 8-K dated October 13, 2004 (Commission File Number 001-06403) and incorporated by reference herein.*

10s.

Winnebago Industries, Inc. Officers’ Long-Term Incentive Plan, fiscal three-year period 2005, 2006 and 2007 previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 28, 2004 (Commission File Number 001-06403) and incorporated by reference herein.*

10t.

Form of Winnebago Industries, Inc. Non-Qualified Stock Option Agreement for grants of Non-Qualified Stock Options under the 2004 Incentive Compensation Plan previously filed with the Registrant’s Current Report on Form 8-K dated October 13, 2004 (Commission File Number 001-06403) and incorporated by reference herein.*

10u.

Winnebago Industries, Inc. Officers’ Long-Term Incentive Plan, fiscal three-year period 2007, 2008 and 2009 previously filed with the Registrant’s Current Report on Form 8-K dated June 27, 2006 (Commission File Number 001-06403) and incorporated by reference herein.*

10v.

Winnebago Industries, Inc. Officers’ Incentive Compensation Plan for Fiscal 2008 previously filed with the Registrant’s Current Report on Form 8-K dated June 26, 2007 (Commission File Number 001-06403) and incorporated by reference herein.*

10w.

Winnebago Industries, Inc. Officers’ Long-Term Incentive Plan, fiscal three-year period 2008, 2009 and 2010 previously filed with the Registrant’s Current Report on Form 8-K dated June 26, 2007 (Commission File Number 001-06403) and incorporated by reference herein.*

Exhibit Index

Page Three

10x.

Winnebago Industries, Inc. Officers’ Incentive Compensation Plan for Fiscal 2007 previously filed with the Registrant’s Current Report on Form 8-K dated June 27, 2006 (Commission File Number 001-06403) and incorporated by reference herein.*

10y.

Winnebago Industries, Inc. Executive Deferred Compensation Plan previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 25, 2006 (Commission File Number 001-06403) and incorporated by reference herein.*

10z.

Executive Change of Control Agreement dated March 21, 2007 between Winnebago Industries, Inc. and Randy J. Potts previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 26, 2007 (Commission File Number 001-06403) and incorporated by reference herein.*

10aa.

Winnebago Industries, Inc. Restricted Stock Grant Award Agreement under the 2004 Incentive Compensation Plan previously filed with the Registrant’s Current Report on Form 8-K dated October 12, 2006 (Commission File Number 001-06403) and incorporated by reference herein.*

14.1

Winnebago Industries, Inc. Code of Ethics for CEO and Senior Financial Officers previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 2003 (Commission File Number 001-06403) and incorporated by reference herein.

21.	List of Subsidiaries.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 22, 2007.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 22, 2007.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated October 22, 2007.

32.2	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated October 22, 2007.

*Management contract or compensation plan or arrangement.

ITEM 6. 11-Year Selected Financial Data (1)

(In thousands, except percent and per share data) (Adjusted for the 2-for-1 stock split on March 5, 2004)	Aug. 25, 2007	Aug. 26, 2006	Aug. 27, 2005	Aug. 28, 2004
For the Year
Net revenues	$870,152	$864,403	$991,975	$1,114,154
Income before taxes	61,409	68,195	100,890	112,234
Pretax profit % of revenue	7.1%	7.9%	10.2%	10.1%
Provision for income taxes (credits)	19,845	23,451	35,817	41,593
Income tax rate	32.3%	34.4%	35.5%	37.1%
Income from continuing operations	41,564	44,744	65,073	70,641
Gain on sale of Cycle-Sat subsidiary	—	—	—	—
Income from discontinued operations (4)	—	—	—	—
Cum. effect of change in accounting principle	—	—	—	—
Net income	$41,564	$44,744	$65,073	$70,641
Income per share
Continuing operations
Basic	$1.33	$1.39	$1.95	$2.06
Diluted	1.32	1.37	1.92	2.03
Discontinued operations
Basic	—	—	—	—
Diluted	—	—	—	—
Cum. effect of change in accounting principle
Basic	—	—	—	—
Diluted	—	—	—	—
Net income per share
Basic	$1.33	$1.39	$1.95	$2.06
Diluted	1.32	1.37	1.92	2.03
Weighted average common shares outstanding (in thousands)
Basic	31,162	32,265	33,382	34,214
Diluted	31,415	32,550	33,812	34,789
Cash dividends paid per share	$0.40	$0.36	$0.28	$0.20
Book value per share	7.05	7.01	7.15	6.01
Return on assets (ROA) (5)	11.1%	11.2%	16.1%	18.3%
Return on equity (ROE) (6)	19.5%	19.7%	29.7%	34.4%
Return on invested capital (ROIC) (7)	26.2%	24.9%	30.7%	35.4%
Unit Sales
Class A	5,031	4,455	6,674	8,108
Class C	4,438	5,388	3,963	4,408
Total Class A & C Motor Homes	9,469	9,843	10,637	12,516
Class B Conversions (EuroVan® Campers)	—	—	—	—
At Year End
Total assets	$366,510	$384,715	$412,960	$394,556
Stockholders’ equity	208,354	218,322	235,887	201,875
Market capitalization	821,282	884,789	1,073,165	1,071,570
Working capital	168,863	187,038	197,469	164,175
Current ratio	2.9 to 1	3.3 to 1	3.2 to 1	2.6 to 1
Number of employees	3,310	3,150	3,610	4,220

(1)	Certain prior periods’ information has been reclassified to conform to the current year-end presentation.

(2)	The fiscal year ended August 31, 2002 contained 53 weeks; all other fiscal years contained 52 weeks.

(3)

Includes a noncash after-tax cumulative effect of change in accounting principle of $1.1 million expense or $0.05 per share due to the adoption of SAB No. 101, Revenue Recognition in Financial Statements.

(4)	Includes discontinued operations of Winnebago Acceptance Corporation for all years presented.

Aug. 30, 2003	Aug. 31, 2002(2)	Aug. 25, 2001(3)	Aug. 26, 2000	Aug. 28, 1999	Aug. 29, 1998	Aug. 30, 1997

$845,210	$825,269	$671,686	$743,729	$668,658	$527,287	$436,541
78,693	81,324	55,754	70,583	62,848	33,765	5,704
9.3%	9.9%	8.3%	9.5%	9.4%	6.4%	1.3%
29,961	28,431	14,258	24,400	21,033	10,786	(35)
38.1%	35.0%	25.6%	34.6%	33.5%	31.9%	(0.6)%
48,732	52,893	41,496	46,183	41,815	22,979	5,739
—	—	—	—	—	—	16,472
1,152	1,778	2,258	2,216	2,445	1,405	837
—	—	(1,050)	—	—	—	—
$49,884	$54,671	$42,704	$48,399	$44,260	$24,384	$23,048

$1.32	$1.33	$1.00	$1.07	$0.94	$0.48	$0.11
1.30	1.30	0.99	1.05	0.93	0.47	0.11

0.03	0.04	0.05	0.05	0.06	0.03	0.34
0.03	0.04	0.05	0.05	0.05	0.03	0.34

—	—	(0.02)	—	—	—	—
—	—	(0.02)	—	—	—	—

$1.35	$1.37	$1.03	$1.12	$1.00	$0.51	$0.45
1.33	1.34	1.02	1.10	0.98	0.50	0.45

36,974	39,898	41,470	43,360	44,418	48,212	50,870
37,636	40,768	42,080	44,022	45,074	48,628	51,100
$0.10	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10
5.78	4.81	5.00	4.11	3.35	2.55	2.43
14.0%	15.9%	12.9%	16.3%	17.1%	11.0%	10.6%
25.6%	28.2%	22.3%	29.8%	33.3%	20.3%	20.1%
25.5%	29.1%	24.1%	28.2%	32.7%	19.2%	15.7%

6,705	6,725	5,666	6,819	6,054	5,381	4,834
4,021	4,329	3,410	3,697	4,222	3,390	2,724
10,726	11,054	9,076	10,516	10,276	8,771	7,558
308	763	703	854	600	978	1,205

$377,462	$337,077	$351,922	$308,686	$285,889	$230,612	$213,475
210,626	179,815	207,464	174,909	149,384	116,523	123,882
898,010	713,500	581,779	272,733	538,322	254,137	213,472
164,017	144,303	173,677	141,096	123,245	92,356	99,618
2.8 to 1	2.6 to 1	3.2 to 1	3.0 to 1	2.5 to 1	2.5 to 1	3.4 to 1
3,750	3,685	3,325	3,300	3,400	3,010	2,830

(5)	ROA - Current period net income divided by average total asset balance using current and previous ending periods.

(6)	ROE - Current period net income divided by average equity balance using current and previous ending periods.

(7)	ROIC - Current period net income divided by average invested capital (total assets minus cash, short-term investments and noninterest liabilities) using current ending periods.

Shareholder Information

Publications

A notice of Annual Meeting of Shareholders and Proxy Statement is furnished to shareholders upon request in advance of the annual meeting.

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

Number of Shareholders of Record

As of October 9, 2007, Winnebago Industries had 3,819 shareholders of record.

Dividend Policy

Winnebago Industries paid a cash dividend of 10 cents a share each quarter to shareholders for Fiscal 2007. On June 20, 2007, the Board of Directors announced an increase to 12 cents a share on a quarterly basis. The Company has a history of increasing dividends for the last five fiscal years.

Shareholder Account Assistance

Transfer Agent to contact for address changes, account certificates and stock holdings:

Wells Fargo Shareowner Services

P.O. Box 64854

St. Paul, Minnesota 55164-0854 or

161 North Concord Exchange

South St. Paul, Minnesota 55075-1139

Telephone: (800) 468-9716 or

(651) 450-4064

Inquirees: www.wellsfargo.com/shareownerservices

Annual Meeting

The Annual Meeting of Shareholders is scheduled to be held on Tuesday, December 18, 2007, at 4:00 p.m. (CST) in Winnebago Industries’ South Office Complex Theater, 605 W. Crystal Lake Road, Forest City, Iowa.

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

NYSE Annual CEO Certification and Sarbanes-Oxley Section 302 Certifications

We submitted the annual Chief Executive Officer Certification to the New York Stock Exchange (NYSE) as required under the corporate governance rules of the NYSE. We also filed as exhibits to our 2007 Annual Report on Form 10-K, the Chief Executive Officer and Chief Financial Officer certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Winnebago Industries is an equal opportunity employer.