Form 10-Q
period 2007-12-01
WINNEBAGO INDUSTRIES INC
filed 2008-01-08
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
 ☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended December 1, 2007

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

Yes ☐   No ☒

The number of shares of common stock, par value $0.50 per share, outstanding on January 7, 2008 was 28,991,114.

 WINNEBAGO INDUSTRIES, INC.

Winnebago Industries, Inc.

Unaudited Consolidated Statements of Income

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

	Fourteen	Thirteen
	Weeks Ended
(In thousands, except per share data)	December 1, 2007	November 25, 2006

Net revenues	$215,142	$201,765
Cost of goods sold	189,502	180,381
Gross profit	25,640	21,384

Operating expenses:
Selling	5,605	4,727
General and administrative	6,451	6,517
Total operating expenses	12,056	11,244

Operating income	13,584	10,140
Financial income	1,240	1,563
Income before income taxes	14,824	11,703

Provision for taxes	4,862	3,767
Net income	$9,962	$7,936

Income per common share:
Basic	$0.34	$0.25
Diluted	$0.34	$0.25

Weighted average common shares outstanding:
Basic	29,352	31,249
Diluted	29,440	31,587

Dividends paid per common share	$0.12	$0.10

See unaudited notes to condensed consolidated financial statements.

Winnebago Industries, Inc.

Unaudited Consolidated Balance Sheets

(In thousands)	December 1, 2007	August 25, 2007
Assets
Current assets:
Cash and cash equivalents	$4,836	$6,889
Short-term investments	89,347	102,650
Receivables, less allowance for doubtful accounts ($166 and $223, respectively)	17,464	30,285
Inventories	120,117	101,208
Prepaid expenses and other assets	4,030	3,981
Deferred income taxes	12,966	12,687
Total current assets	248,760	257,700
Property and equipment, at cost:
Land	934	934
Buildings	59,770	59,525
Machinery and equipment	98,742	98,026
Transportation equipment	9,710	9,593
Total property and equipment, at cost	169,156	168,078
Accumulated depreciation	(118,946)	(116,689)
Total property and equipment, net	50,210	51,389
Investment in life insurance	20,140	20,015
Deferred income taxes	26,837	19,856
Other assets	18,061	17,550
Total assets	$364,008	$366,510

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33,877	$35,286
Income taxes payable	2,774	4,252
Accrued expenses:
Accrued compensation	13,225	16,946
Product warranties	11,424	11,259
Self-insurance	7,465	7,919
Promotional	3,951	3,793
Accrued dividends	3,500	3,546
Other	7,630	5,836
Total current liabilities	83,846	88,837

Long-term liabilities:
Unrecognized tax benefits	19,555	—
Postretirement health care benefit cost	31,999	31,581
Non-qualified deferred compensation	25,124	25,063
Executive share option plan liability	13,020	12,675
Total long-term liabilities	89,698	69,319

Contingent liabilities and commitments
Stockholders’ equity:
Capital stock common, par value $0.50; authorized 60,000 shares, issued 51,776 shares	25,888	25,888
Additional paid-in capital	29,035	28,646
Retained earnings	506,971	509,056
Accumulated other comprehensive income	10,539	11,090
Treasury stock, at cost (22,785 and 22,223 shares, respectively)	(381,969)	(366,326)
Total stockholders’ equity	190,464	208,354
Total liabilities and stockholders’ equity	$364,008	$366,510

See unaudited notes to condensed consolidated financial statements.

Winnebago Industries, Inc.

Unaudited Consolidated Statements of Cash Flows

	Fourteen	Thirteen
	Weeks Ended
(In thousands)	December 1, 2007	November 25, 2006
Operating activities:
Net income	$9,962	$7,936
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,713	2,654
Stock-based compensation	2,270	2,817
Postretirement benefit income and deferred compensation expense	377	419
Provision for doubtful accounts	48	98
Deferred income taxes	478	(738)
Excess tax benefit of stock-based compensation	—	(525)
Increase in cash surrender value of life insurance policies	(170)	(195)
Loss on disposal of property	14	1
Other	—	3
Change in assets and liabilities:
Inventories	(18,909)	(20,087)
Receivables and prepaid assets	12,724	(3,034)
Accounts payable and accrued expenses	(5,879)	(3,112)
Income taxes payable	4,303	2,440
Postretirement and deferred compensation benefits	(344)	(254)
Net cash provided by (used in) operating activities	7,587	(11,577)

Investing activities:
Purchases of short-term investments	(150,072)	(80,449)
Proceeds from the sale or maturity of short-term investments	163,375	80,449
Purchases of property and equipment	(1,505)	(1,176)
Proceeds from the sale of property	53	18
Other	(484)	546
Net cash provided by (used in) investing activities	11,367	(612)

Financing activities:
Payments for purchase of common stock	(17,519)	—
Payments of cash dividends	(3,546)	(3,114)
Proceeds from exercise of stock options	58	2,798
Excess tax benefit of stock options	—	525
Net cash (used in) provided by financing activities	(21,007)	209

Net decrease in cash and cash equivalents	(2,053)	(11,980)
Cash and cash equivalents at beginning of period	6,889	24,934
Cash and cash equivalents at end of period	$4,836	$12,954

Supplemental cash flow disclosure:
Income taxes paid	$80	$2,065

See unaudited notes to condensed consolidated financial statements.

Winnebago Industries, Inc.

Unaudited Notes to Condensed Consolidated

Financial Statements

Forward-Looking Information

Certain of the matters discussed in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties, including, but not limited to, the effect of global tensions, availability and price of fuel, a significant increase in interest rates, a decline in consumer confidence, a slowdown in the economy, availability of chassis and other key component parts, sales order cancellations, slower than anticipated sales of new or existing products, new product introductions by competitors and other factors which may be disclosed throughout this report. Although we believe that the expectations reflected in the “forward-looking statements” are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these “forward-looking statements,” which speak only as of the date of this report. We undertake no obligation to publicly update or revise any “forward-looking statements” whether as a result of new information, future events or otherwise, except as required by law or the rules of the New York Stock Exchange.

NOTE 1: Basis of Presentation

The “Company,” “we,” “our,” and “us” are used interchangeably to refer to Winnebago Industries, Inc. or Winnebago Industries, Inc. and its subsidiaries, as appropriate to the context.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of December 1, 2007 and the consolidated results of operations and consolidated cash flows for the fourteen weeks ended December 1, 2007 and the thirteen weeks ended November 25, 2006. The consolidated statements of income for the fourteen weeks ended December 1, 2007 are not necessarily indicative of the results to be expected for the full year. The balance sheet data as of August 25, 2007 was derived from audited financial statements, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in our Annual Report to Shareholders for the year ended August 25, 2007. Certain prior period information in the unaudited consolidated statements of cash flows has been condensed to conform to the current year presentation.

NOTE 2: Stock-Based Compensation Plans

We have a 2004 Incentive Compensation Plan, as amended (the “Plan”) in place which allows us to grant stock options and other equity compensation to key employees and to nonemployee directors. In years prior to Fiscal 2007, stock-based compensation consisted only of stock options. In the first quarters of 2007 and 2008, we granted restricted stock awards to key employees instead of stock options. The value of the restricted stock awards is determined using the intrinsic value method which, in this case, is based on the number of shares granted and the closing price of our common stock on the date of grant.

Total stock-based compensation expense included in our statements of income for the fourteen weeks ended December 1, 2007 and the thirteen weeks ended November 25, 2006 was $2.2 million and $2.8 million, respectively. Of the $2.2 million, $1.9 million is related to the October 10, 2007 grant of 109,200 shares of restricted stock and the remainder is related to the amortization of previously granted stock options, restricted stock awards, and stock units issued to nonemployee directors, in lieu of their director fees. We will continue to recognize compensation expense over the three-year vesting periods for awards granted to employees prior to adoption of Statement of Financial Accounting Standards (SFAS) No. 123R, but for all awards granted after August 27, 2005, compensation expense will be recognized over the requisite service period of the award or over a period ending with an employee’s eligible retirement date, if earlier.

NOTE 3: New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Financing Accounting Standard (FAS) No. 157, Fair Value Measurements. This statement provides a definition of fair value and a consistent basis by which to measure fair value. The statement is effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. We are currently evaluating the impact of this pronouncement on our future consolidated financial statements.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating the impact of this pronouncement on our future consolidated financial statements.

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

Inventories consist of the following:

(In thousands)	December 1, 2007	August 25, 2007
Finished goods	$42,342	$45,489
Work-in-process	39,644	41,417
Raw materials	71,377	47,007
	153,363	133,913
LIFO reserve	(33,246)	(32,705)
	$120,117	$101,208

NOTE 5: Warranty

We provide our motor home customers a comprehensive 12-month/15,000-mile warranty on the coach, and a 3-year/36,000-mile warranty on sidewalls and floors. We record a liability based on our estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Changes in our product warranty liability are as follows:

	Fourteen	Thirteen
	Weeks Ended
(In thousands)	December 1, 2007	November 25, 2006
Balance at beginning of period	$11,259	$9,523
Provision	3,824	2,942
Claims paid	(3,659)	(2,816)
Balance at end of period	$11,424	$9,649

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

Changes in our reserve for customer service actions are as follows:

	Fourteen	Thirteen
	Weeks Ended
(In thousands)	December 1, 2007	November 25, 2006
Balance at beginning of period	$253	$505
Provision (credit)	1	(108)
Claims paid	(88)	(73)
Balance at end of period	$166	$324

NOTE 6: Income Taxes

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, among other items. In addition, FIN 48 provides guidance on classification of tax liabilities, interest and penalties, accounting interim periods, disclosure, and transition with respect to the application of the new accounting standard.

On August 26, 2007, the Company recognized a cumulative effect adjustment of $8.5 million as a reduction to the balance of retained earnings, an increase of $7.1 million in deferred tax assets, and an increase of $15.6 million in tax liabilities. The amount of unrecognized tax benefits totaled $21.8 million ($19.6 million non-current, $2.2 million current), of which $15.4 million would have an impact on the Company’s effective tax rate, if uncertain positions are ultimately resolved. It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits into tax expense. As of August 26, 2007, the Company had accrued $8.3 million in interest and penalties.

The Company files tax returns in the U.S. federal jurisdiction, as well as various international and state jurisdictions. A number of years may elapse before an uncertain tax position is audited and finally resolved, and it is often very difficult to predict the outcome of such audits. Our federal returns are not subject to examination prior to Fiscal 2004. Periodically, various state and local jurisdictions conduct audits, therefore, a variety of other years are subject to state and local jurisdiction review.

The Company anticipates realizing an approximate $2.2 million reduction in the reserve for unrecognized tax benefits within the next twelve months from expected settlements or payments of uncertain tax positions. Actual settlements or payments may differ materially from this estimate.

NOTE 7: Employee and Retiree Benefits

Reserves for long-term postretirement health care and deferred compensation benefits are as follows:

(In thousands)	December 1, 2007	August 25, 2007
Postretirement health care benefit cost (1)	$31,999	$31,581
Non-qualified deferred compensation (2)	25,092	25,041
Executive share option plan liability	13,020	12,675
Executive deferred compensation	32	22
Total postretirement health care and deferred compensation benefits	$70,143	$69,319

(1)	The current portion of accrued postretirement benefit cost of $1.0 million and $979,000 as of December 1, 2007 and August 25, 2007, respectively, is included within other accrued expenses.
(2)	The current portion of deferred compensation liability of $1.6 million as of both December 1, 2007 and August 25, 2007, respectively, is included within accrued compensation.

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

On August 25, 2007, we adopted SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires that we recognize the overfunded or underfunded status of our retiree health care plan as an asset or liability in our Consolidated Balance Sheets as August 25, 2007, with changes in the funded status, net of tax, being recognized through other comprehensive income.

Net periodic postretirement benefit income consisted of the following components:

	Fourteen	Thirteen
	Weeks Ended
(In thousands)	December 1, 2007	November 25, 2006
Interest cost	$194	$472
Service cost	529	202
Net amortization and deferral	(871)	(797)
Net periodic postretirement benefit income	$(148)	$(123)

For accounting purposes, we recognized income from the plan during the first quarter of both Fiscal 2008 and Fiscal 2007 due to the amortization of the cost savings from the September 2004 amendment to the Plan. However, we are still obligated to pay the cost of previously accrued and earned retiree benefits and paid approximately $243,000 and $169,000 of such benefits for the fourteen weeks ended December 1, 2007 and thirteen weeks ended November 25, 2006, respectively.

NOTE 8: Contingent Liabilities and Commitments

Repurchase Commitments

Our repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The agreements provide that our liability will not exceed 100 percent of the dealer invoice and provide for periodic liability reductions based on the time since the date of the original invoice. Our contingent liability on these repurchase agreements was approximately $315.9 million and $308.2 million at December 1, 2007 and August 25, 2007, respectively. We incurred no losses under these repurchase agreements during the fourteen weeks ended December 1, 2007 or the thirteen weeks ended November 25, 2006. Repurchase reserves under our repurchase agreements at December 1, 2007 and August 25, 2007 were not significant. Upon resale of the repurchased units, we do not record the transaction as revenue. The difference between the repurchase price and the net proceeds received from reselling the units is charged against our reserve for losses on repurchases.

Guarantees For Suppliers

During the second quarter of Fiscal 2004, we entered into a five-year limited guaranty agreement (“Guaranty Agreement”) with a leasing corporation (“Landlord”) and an unaffiliated third-party paint supplier (the “Supplier”). The Landlord constructed a paint facility through debt financing on land adjoining our Charles City manufacturing plant for the Supplier. The Landlord and the Supplier have signed a ten-year lease agreement which commenced on August 1, 2004. The Guarantee Agreement states that we will guarantee the first 60 monthly lease payments (totaling approximately $1.6 million of which $442,000 was remaining as of December 1, 2007). In the event of rental default before August 2009 and the Supplier’s failure to correct the default, the Landlord shall give us (Guarantor) written notice of its intent to terminate said lease. At the time of this notification, we will have various options that we must exercise in a timely manner. One is to exercise an option to purchase the real estate with improvements from the Landlord. The price we would pay would be the outstanding loan owed by the Landlord to construct the paint facility, which was approximately $1.6 million as of December 1, 2007. As of December 1, 2007, the Supplier is current with its lease payment obligations to the Landlord. In August 2004, approximately $315,000 was recorded by us as the estimated fair value for the guarantee. As of December 1, 2007, the fair value of the guarantee was approximately $104,000 and presented as prepaid expense and other accrued liabilities in the accompanying consolidated balance sheets.

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

NOTE 9: Dividend Declared

On October 10, 2007, the Board of Directors declared a quarterly cash dividend of $0.12 per common share, payable January 7, 2008 to shareholders of record on December 7, 2007, which has been recorded as an accrued liability in the accompanying December 1, 2007 balance sheet.

On December 19, 2007, the Board of Directors declared a quarterly cash dividend of $0.12 per common share, payable on April 7, 2008 to shareholders of record as of March 7, 2008.

NOTE 10: Repurchase of Outstanding Stock

On June 20, 2007, the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $60 million. There is no time restriction on this authorization. During the first quarter of Fiscal 2008, approximately 676,000 shares were repurchased under this authorization for an aggregate consideration of approximately $17.5 million. The repurchases during the first quarter of Fiscal 2008 completed the June 20, 2007 authorization.

On December 19, 2007, the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions for an aggregate consideration of up to $60 million. There is no time restriction on this authorization.

NOTE 11: Income Per Share

The following table reflects the calculation of basic and diluted income per share for the fourteen weeks ended December 1, 2007 and the thirteen weeks ended November 25, 2006.

	Fourteen	Thirteen
	Weeks Ended
(In thousands, except per share data)	December 1, 2007	November 25, 2006
Income per share – basic
Net income	$9,962	$7,936
Weighted average shares outstanding	29,352	31,249
Net income per share – basic	$0.34	$0.25

Income per share – assuming dilution
Net income	$9,962	$7,936
Weighted average shares outstanding	29,352	31,249
Dilutive impact of options and awards outstanding	88	338
Weighted average shares and potential dilutive shares outstanding	29,440	31,587
Net income per share - assuming dilution	$0.34	$0.25

For the fourteen weeks ended December 1, 2007 and the thirteen weeks ended November 25, 2006, there were options outstanding to purchase 897,148 shares and 354,547 shares, respectively, of common stock at an average price of $29.52 and $31.67, respectively, which were not included in the computation of diluted income per share because they are considered anti-dilutive under the treasury stock method per SFAS No. 128, Earnings Per Share (as amended).

NOTE 12: Comprehensive Income

Comprehensive income, net of tax, consists of:

	Fourteen	Thirteen
	Weeks Ended
(In thousands)	December 1, 2007	November 25, 2006
Net income	$9,962	$7,936
Amortization of prior service credit	(709)	—
Amortization of actuarial loss	158	—
Comprehensive income	$9,411	$7,936

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

It is suggested that this management’s discussion be read in conjunction with the Management’s Discussion and Analysis included in our Annual Report to Shareholders for the year ended August 25, 2007.

Executive Overview

Winnebago Industries, Inc. is a leading motor home manufacturer with a proud history of manufacturing recreation vehicles for the last 49 years. We led the industry in combined retail unit market share of Class A and Class C motor homes, with 18.8 percent, for the calendar year-to-date through October 31, 2007 according to Statistical Surveys, Inc. Our strategy is to manufacture quality motor homes in a profitable manner. We measure profitability by using five guidelines: return on assets, return on equity, return on invested capital, operating income as a percent of net revenues and net income as a percent of net revenues. Our primary goal is to be a leader in profitability in the recreation vehicle industry. Our performance has enabled us to return significant profits to our shareholders through stock repurchases and dividends. During the three months ended December 1, 2007, we repurchased approximately 676,000 shares of stock for an aggregate cost of approximately $17.5 million and we paid out dividends of $3.5 million to our shareholders.

Company Outlook

The RV industry is cyclical and susceptible to slowdowns in the general economy. RV industry sales have been characterized by cycles of growth and contraction in consumer demand, reflecting prevailing economic, demographic and political conditions that affect disposable income for leisure-time activities. The motorized portion of the recreation vehicle industry has experienced a volume decline for over two years. We continue to anticipate softness in motor home sales, particularly during our seasonally slow second quarter. An extended continuation of high fuel costs, high interest rates, low discretionary spending and low consumer confidence would adversely affect our business, results of operations and financial condition. We will continue to adjust our factory schedule as necessary to reflect the demand for our products.

Order backlog for our motor homes was as follows:

	As Of
	Dec. 1, 2007	Product Mix %	Nov. 25, 2006	Product Mix %	(Decrease) Increase	% Change
Class A gas	449	24.5	552	31.6	(103)	(18.7)
Class A diesel	299	16.3	466	26.7	(167)	(35.8)
Total Class A	748	40.8	1,018	58.3	(270)	(26.5)
Class C	1,085	59.2	727	41.7	358	49.2
Total backlog	1,833	100.0	1,745	100.0	88	5.0
Total approximate revenue dollars (in millions)	$161.7		$166.9		$(5.2)	(3.1)
Dealer inventory (units)	4,364		4,551		(187)	(4.1)

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

Revenues from the sales of our original equipment manufacturing (OEM) components and motor home-related parts are recorded as the products are shipped from our location. The title of ownership transfers on these products as they leave our location due to the freight terms of F.O.B. – Forest City, Iowa.

Postretirement Benefits Obligations and Costs. We provide certain health care and other benefits for retired employees hired before April 1, 2001, who have fulfilled eligibility requirements at age 55 with 15 years of continuous service. Postretirement benefit liabilities are determined by actuaries using assumptions about the discount rate and health care cost-trend rates. Thus, a significant increase or decrease in interest rates could have a significant impact on our operating results. Further discussion of our postretirement benefit plan and related assumptions is included in Note 7 to the Consolidated Financial Statements.

Warranty. We provide with the purchase of any new motor home, a comprehensive 12-month/15,000-mile warranty and a 3-year/36,000-mile warranty on sidewalls and floors. Estimated costs related to product warranty are accrued at the time of sale and are based upon past warranty claims and unit sales history and adjusted as required to reflect actual costs incurred, as information becomes available. A significant increase in dealership labor rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize. We also incur costs as a result of additional service actions not covered by our warranties, including product recalls and customer satisfaction actions. Estimated costs are accrued at the time the service action is implemented and are based upon past claim rate experiences and the estimated cost of the repairs. Further discussion of our warranty costs and associated accruals is included in Note 5 to the Consolidated Financial Statements.

Stock-Based Compensation. We have granted both stock options and restricted stock awards to our key employees and nonemployee directors as part of their compensation. In the first quarter of both Fiscal 2007 and Fiscal 2008, we granted restricted stock awards to key employees.

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

The fair value of each award is amortized on a straight-line basis over the requisite service period or to an employee’s eligible retirement date, if earlier. This is because our awards typically vest over three years or upon retirement if earlier; thus, options and restricted stock awards are expensed immediately upon grant for retirement-eligible employees. This feature accelerates expense in the period of grant (typically our first fiscal quarter) and creates an uneven pattern of stock-based compensation that results in relatively higher expense in our first fiscal quarter and relatively lower expense in our second through fourth quarters. The impact of this feature is significant since a majority of our awards are made to retirement-eligible employees. Further discussion of our stock-based compensation is included in Note 2 to the Consolidated Financial Statements.

Other. We have reserves for unrecognized tax benefits and other loss exposures, such as litigation, product liability, repurchase commitments, workers’ compensation, employee medical claims, inventory and accounts receivable. We also have loss exposure on loan guarantees. Establishing loss reserves for these matters requires the use of estimates and judgment in regards to risk exposure and ultimate liability. We estimate losses under the programs using consistent and appropriate methods; however, changes in assumptions could materially affect our recorded liabilities for loss.

Results of Operations

Current Quarter Compared to the Comparable Quarter Last Year

The following is an analysis of changes in key items included in the consolidated statements of income for the fourteen weeks ended December 1, 2007 compared to the thirteen weeks ended November 25, 2006.

	Fourteen Weeks Ended		Thirteen Weeks Ended
(In thousands, except percent and per share data)	Dec. 1, 2007	% of Revenues	Nov. 25, 2006	% of Revenues	Increase (Decrease)	% Change
Net revenues	$215,142	100.0	$201,765	100.0	$13,377	6.6
Cost of goods sold	189,502	88.1	180,381	89.4	9,121	5.1
Gross profit	25,640	11.9	21,384	10.6	4,256	19.9
Selling	5,605	2.6	4,727	2.4	878	18.6
General and administrative	6,451	3.0	6,517	3.2	(66)	(1.0)
Total operating expenses	12,056	5.6	11,244	5.6	812	7.2
Operating income	13,584	6.3	10,140	5.0	3,444	34.0
Financial income	1,240	0.6	1,563	0.8	(323)	(20.7)
Income before income taxes	14,824	6.9	11,703	5.8	3,121	26.7
Provision for taxes	4,862	2.3	3,767	1.9	1,095	29.1
Net income	$9,962	4.6	$7,936	3.9	$2,026	25.5
Diluted income per share	$0.34		$0.25		$0.09	36.0
Fully diluted average shares outstanding	29,440		31,587		(2,147)	(6.8)

Unit deliveries consisted of the following:

	Fourteen Weeks Ended		Thirteen Weeks Ended
Motor home unit deliveries:	Dec. 1, 2007	Product Mix %	Nov. 25, 2006	Product Mix %	Increase (Decrease)	% Change
Class A gas	836	38.8	772	35.0	64	8.3
Class A diesel	363	16.8	341	15.4	22	6.5
Total Class A	1,199	55.6	1,113	50.4	86	7.7
Class C	956	44.4	1,096	49.6	(140)	(12.8)
Total deliveries	2,155	100.0	2,209	100.0	(54)	(2.4)

Net revenues for the fourteen weeks ended December 1, 2007 increased $13.4 million, or 6.6 percent, primarily as a result of a 7.7 percent increase in Class A unit deliveries. Offsetting our decrease in total motor home unit deliveries was an increase of 8.6 percent in our average selling price and fewer dollars spent on retail promotional programs when comparing the fourteen weeks ended December 1, 2007 to the thirteen weeks ended November 25, 2006.

Gross profit margin increased from 10.6 percent during the thirteen weeks ended November 25, 2006 to 11.9 percent during the fourteen weeks ended December 1, 2007. The increase of margin was primarily due to a mix shift to more Class A product and decreases in retail promotional programs.

Selling expenses increased $878,000, or 18.6 percent, during the fourteen weeks ended December 1, 2007. As a percent of net revenues, selling expenses were 2.6 percent and 2.4 percent during the fourteen weeks ended December 1, 2007 and the thirteen weeks ended November 25, 2006, respectively. The increases were due primarily to increases in advertising expenses due to the Louisville Show, Recreation Vehicle Industry Association (RVIA’s) National RV Show, held in the first quarter in Fiscal 2008 compared to the second quarter of fiscal 2007.

General and administrative expenses decreased $66,000, or 1.0 percent, during the fourteen weeks ended December 1, 2007. As a percent of net revenues, general and administrative expenses were 3.0 percent and 3.2 percent during the fourteen weeks ended December 1, 2007 and the thirteen weeks ended November 25, 2006, respectively.

Financial income decreased $323,000, or 20.7 percent, during the fourteen weeks ended December 1, 2007. The decrease in financial income was due to a lower average short-term investment balance offset partially by a higher average interest rate.

The overall effective income tax rate increased to 32.8 percent for the fourteen weeks ended December 1, 2007 from 32.2 percent for the thirteen weeks ended November 25, 2006. The increase was primarily a result of a higher rate required for state taxes and a decrease in tax-free income which were offset partially by an increase in the domestic production activities credit.

Net income increased by 25.5 percent and income per diluted share increased by 36.0 percent when comparing the fourteen weeks ended December 1, 2007 to the thirteen weeks ended November 25, 2006. The larger percentage increase in income per diluted share than in net income was due to a lower number of shares of common stock outstanding during the fourteen weeks ended December 1, 2007, as a result of shares of common stock repurchased by the Company. (See Note 10 of the Unaudited Notes to Condensed Consolidated Financial Statements for the period ended December 1, 2007.)

Analysis of Financial Condition, Liquidity and Resources

In recent fiscal periods, we have generated substantial cash from operations, which has enabled us to meet our working capital needs and make appropriate investments in manufacturing equipment and facilities, as well as pay increased cash dividends and repurchase stock. Cash and cash equivalents totaled $4.8 million and $6.9 million as of December 1, 2007 and August 25, 2007, respectively. Short-term investments, consisting primarily of highly liquid investments as of December 1, 2007 and August 25, 2007, were $89.3 million and $102.7 million, respectively. Working capital at December 1, 2007 and August 25, 2007 was $164.9 million and $168.9 million, respectively, a decrease of $4.0 million. We have no long-term debt. We currently expect our cash on hand and funds generated from operations to be sufficient to cover both short- and long-term operation requirements.

Operating Activities

Cash provided by operating activities was $7.6 million during the fourteen weeks ended December 1, 2007, compared to cash used in operating activities of $11.6 million during the thirteen weeks ended November 25, 2006. The changes in cash provided by operating activities was primarily attributable to an increase in net income and reductions in receivables, partially offset by an increase in raw material chassis inventory.

Investing Activities

The primary uses of cash for investing activities were for manufacturing equipment and facilities purchases of $1.5 million for the fourteen weeks ended December 1, 2007 compared to $1.2 million during the thirteen weeks ended November 25, 2006. We purchased $150.0 million of short-term investments and received proceeds of $163.4 million from the sale or maturity of short-term investments during the fourteen weeks ended December 1, 2007. During the thirteen weeks ended November 25, 2006, we purchased $80.4 million of short-term investments and received proceeds of $80.4 million from the sale or maturity of short-term investments.

Financing Activities

Cash used in financing activities for the fourteen weeks ended December 1, 2007 was $21.0 million compared to cash provided of $209,000 during the thirteen weeks ended November 25, 2006. Payments of $3.5 million for the fourteen weeks ended December 1, 2007 and $3.1 million for the thirteen weeks ended November 25, 2006 for cash dividends were made. We repurchased $17.5 million in common stock during the fourteen weeks ended December 1, 2007, and had no repurchases in the thirteen weeks ended November 25, 2006. We received proceeds from the exercise of stock options of $58,000 and $2.8 million during the fourteen weeks ended December 1, 2007 and the thirteen weeks ended November 25, 2006, respectively. (See Unaudited Condensed Consolidated Statements of Cash Flows)

Anticipated Use of Funds

Estimated uses, at December 1, 2007, of our liquid assets for the remainder of Fiscal 2008 include $14.0 million for payments of cash dividends (assuming dividends continue to be paid at the current rate and the number of outstanding shares does not change significantly from the number outstanding at December 1, 2007). We expect spending for capital expenditures will be approximately in the $2 to $4 million range for the rest of Fiscal 2008, as we believe that total capital spending in Fiscal 2008 will be consistent with Fiscal 2007.

On October 10, 2007, the Board of Directors declared a quarterly cash dividend of $0.12 per common share payable January 7, 2008 to shareholders of record as of December 7, 2007. On December 19, 2007, the Board of Directors declared a quarterly cash dividend of $0.12 per common share payable April 7, 2008 to shareholders of record as of March 7, 2008.

The total liability for uncertain tax positions under FIN 48 at December 1, 2007 was approximately $22 million (refer to Note 6). The Company was not able to reasonably estimate the timing of future payments relating to noncurrent unrecognized tax benefits; however, at this time, the Company does not expect a significant payment related to these obligations within the next twelve months.

Other than as noted above, there have been no material changes with respect to the contractual obligations, as described in our 2007 Annual Report on Form 10-K.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

As of December 1, 2007, we have an investment portfolio of cash and cash equivalents of $4.8 million and available-for-sale securities of $89.3 million. Taking into account the credit risk criteria of our investment policy, the primary market risk associated with these investments is interest rate risk and a decline in value if market interest rates increase. However, we have the ability to hold our fixed income investments until maturity or for the typical Dutch auction period (an average of 33 days) and based upon historical experience, we do not believe there are significant risks of a failed Dutch auction. At December 1, 2007, our investment portfolio had a weighted average to maturity/auction of 15 days. Therefore, we do not expect to recognize a material adverse impact in income or cash flows in the event of a decline in value due to an increase in market interest rates.

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

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 1, 2007. During our assessment, we did not identify any material weaknesses in our internal control over financial reporting.

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls over financial reporting subsequent to the date we carried out its evaluation.

In connection with the evaluation of internal control over financial reporting described above, no changes in our internal control over financing reporting were identified that occurred during the first quarter of Fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Winnebago Industries, Inc.

Forest City, Iowa

We have reviewed the accompanying condensed consolidated balance sheet of Winnebago Industries, Inc. and subsidiaries (the “Company”) as of December 1, 2007, and the related condensed consolidated statements of income and cash flows for the fourteen weeks ended December 1, 2007 and the thirteen weeks ended November 25, 2006. These interim financial statements are the responsibility of the Corporation’s management.

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

As discussed in Note 6 to the condensed consolidated interim financial statements, the Company changed its method of accounting for unrecognized tax benefits to conform to Statement of Financial Accounting Standards Interpretation No. 48 effective August 26, 2007.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of August 25, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated October 22, 2007, we expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Minneapolis, Minnesota

January 8, 2008

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

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

On June 20, 2007, the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $60 million. There was no time restriction on this authorization. During the first quarter of Fiscal 2008, approximately 676,000 shares were repurchased under this authorization for an aggregate consideration of approximately $17.5 million.

This table provides information with respect to purchases by us of shares of our common stock during each fiscal month of the first quarter of Fiscal 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
08/26/07 – 09/29/07	—	$—	—	$17,536,000
09/30/07 – 10/27/07	339,100	28.55	339,100	8,425,000
10/28/07 – 12/01/07	336,669	24.98	336,669	—
Total	675,769	$25.92	675,769	$—

As of December 1, 2007, this authorization has been completed.

On December 19, 2007, the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $60 million. There is no time restriction on this authorization.

Item 6.	Exhibits.

(a)	Exhibits – See Exhibit Index on page 17.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.
(Registrant)

Date	January 8, 2008	/s/ Bruce D. Hertzke
Bruce D. Hertzke Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date	January 8, 2008	/s/ Sarah N. Nielsen
Sarah N. Nielsen Chief Financial Officer (Principal Financial Officer)

Exhibit Index

15.	Letter regarding Unaudited Interim Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated January 8, 2008.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated January 8, 2008.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated January 8, 2008.

32.2.	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated January 8, 2008.