Form 10-Q
period 2008-03-01
WINNEBAGO INDUSTRIES INC
filed 2008-04-09
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
 ☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 1, 2008

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

Yes ☐   No ☒

The number of shares of common stock, par value $0.50 per share, outstanding on April 8, 2008 was 29,058,828.

 WINNEBAGO INDUSTRIES, INC.

Winnebago Industries, Inc.

Unaudited Consolidated Statements of Income

PART I. Financial Information

Item 1. Financial Statements.

	Thirteen Weeks Ended		Twenty-Seven	Twenty-Six
			Weeks Ended
(In thousands, except per share data)	March 1, 2008	February 24, 2007	March 1, 2008	February 24, 2007

Net revenues	$164,203	$199,014	$379,345	$400,779
Cost of goods sold	152,034	180,049	341,536	360,430
Gross profit	12,169	18,965	37,809	40,349

Operating expenses:
Selling	4,258	4,315	9,863	9,042
General and administrative	5,457	5,290	11,908	11,807
Total operating expenses	9,715	9,605	21,771	20,849

Operating income	2,454	9,360	16,038	19,500
Financial income	1,236	1,602	2,476	3,165
Income before income taxes	3,690	10,962	18,514	22,665

Provision for taxes	1,173	3,430	6,035	7,197
Net income	$2,517	$7,532	$12,479	$15,468

Income per common share:
Basic	$0.09	$0.24	$0.43	$0.49
Diluted	$0.09	$0.24	$0.43	$0.49

Weighted average common shares outstanding:
Basic	28,964	31,459	29,165	31,354
Diluted	29,034	31,764	29,245	31,666

Dividends paid per common share	$0.12	$0.10	$0.24	$0.20

See unaudited notes to condensed consolidated financial statements.

Winnebago Industries, Inc.

Unaudited Consolidated Balance Sheets

(In thousands)	March 1, 2008	August 25, 2007

Assets
Current assets:
Cash and cash equivalents	$15,536	$6,889
Short-term investments	—	102,650
Receivables, less allowance for doubtful accounts ($151 and $133, respectively)	31,941	30,285
Inventories	128,477	101,208
Prepaid expenses and other assets	3,870	3,981
Deferred income taxes	15,656	12,687
Total current assets	195,480	257,700
Property and equipment, at cost:
Land	934	934
Buildings	59,808	59,525
Machinery and equipment	98,928	98,026
Transportation equipment	9,433	9,593
Total property and equipment, at cost	169,103	168,078
Accumulated depreciation	(120,670)	(116,689)
Total property and equipment, net	48,433	51,389
Long-term investments	50,829	—
Investment in life insurance	19,925	20,015
Deferred income taxes	25,791	19,856
Other assets	17,170	17,550
Total assets	$357,628	$366,510

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$31,257	$35,286
Income taxes payable	3,835	4,252
Accrued expenses:
Accrued compensation	12,877	16,946
Unrecognized tax benefits	11,835	—
Product warranties	11,446	11,259
Self-insurance	7,646	7,919
Promotional	3,635	3,793
Accrued dividends	3,485	3,546
Other	5,997	5,836
Total current liabilities	92,013	88,837

Long-term liabilities:
Unrecognized tax benefits	8,627	—
Postretirement health care benefits	32,348	31,581
Non-qualified deferred compensation benefits	24,921	25,063
Executive share option benefits	11,709	12,675
Total long-term liabilities	77,605	69,319

Contingent liabilities and commitments
Stockholders’ equity:
Capital stock common, par value $0.50; authorized 60,000 shares, issued 51,776 shares	25,888	25,888
Additional paid-in capital	29,381	28,646
Retained earnings	506,025	509,056
Accumulated other comprehensive income	7,932	11,090
Treasury stock, at cost (22,740 and 22,223 shares, respectively)	(381,216)	(366,326)
Total stockholders’ equity	188,010	208,354
Total liabilities and stockholders’ equity	$357,628	$366,510

See unaudited notes to condensed consolidated financial statements.

Winnebago Industries, Inc.

Unaudited Consolidated Statements of Cash Flows

	Twenty-Seven	Twenty-Six
	Weeks Ended
(In thousands)	March 1, 2008	February 24, 2007
Operating activities:
Net income	$12,479	$15,468
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	5,179	5,331
Stock-based compensation	2,910	3,609
Postretirement benefit income and deferred compensation expense	716	830
Provision for doubtful accounts	58	135
Deferred income taxes	98	(3,238)
Excess tax benefit of stock-based compensation	(72)	(1,587)
Increase in cash surrender value of life insurance policies	(459)	(390)
Loss (gain) on disposal of property	37	(83)
Other	13	2
Change in assets and liabilities:
Inventories	(27,269)	(17,308)
Receivables and prepaid assets	(1,603)	(2,266)
Accounts payable and accrued expenses	(8,456)	9,149
Income taxes payable and unrecognized tax benefits	4,451	4,065
Postretirement and deferred compensation benefits	(715)	(579)
Net cash (used in) provided by operating activities	(12,633)	13,138

Investing activities:
Purchases of investments	(228,069)	(170,399)
Proceeds from the sale or maturity of investments	276,519	145,800
Purchases of property and equipment	(2,469)	(2,841)
Proceeds from the sale of property	219	216
Other	(841)	532
Net cash provided by (used in) investing activities	45,359	(26,692)

Financing activities:
Payments for purchase of common stock	(17,527)	—
Payments of cash dividends	(7,024)	(6,254)
Proceeds from exercise of stock options	400	5,733
Excess tax benefit of stock-based compensation	72	1,587
Net cash (used in) provided by financing activities	(24,079)	1,066

Net increase (decrease) in cash and cash equivalents	8,647	(12,488)
Cash and cash equivalents at beginning of period	6,889	24,934
Cash and cash equivalents at end of period	$15,536	$12,446

Supplemental cash flow disclosure:
Income taxes paid	$1,494	$6,154

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of March 1, 2008 and the consolidated results of operations for the thirteen and twenty-seven weeks ended March 1, 2008 and the thirteen and twenty-six weeks ended February 24, 2007, and consolidated cash flows for the twenty-seven weeks ended March 1, 2008 and the twenty-six weeks ended February 24, 2007. The consolidated statement of income for the twenty-seven weeks ended March 1, 2008 is not necessarily indicative of the results to be expected for the full year. The balance sheet data as of August 25, 2007 was derived from audited financial statements, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in our Annual Report to Shareholders for the year ended August 25, 2007. Certain prior period information in the unaudited consolidated statements of cash flows has been reclassified to conform to the current year presentation.

NOTE 2:   Stock-Based Compensation Plans

We have a 2004 Incentive Compensation Plan, as amended (the “Plan”), in place which allows us to grant stock options and other equity compensation to key employees and to nonemployee directors. In years prior to Fiscal 2007, stock-based compensation consisted primarily of stock options. In Fiscal 2007 and 2008, we granted restricted stock awards to key employees and directors instead of stock options. The value of the restricted stock awards is determined using the intrinsic value method which, in this case, is based on the number of shares granted and the closing price of our common stock on the date of grant.

Total stock-based compensation expense included in our statements of income for the thirteen and twenty-seven weeks ended March 1, 2008 was $641,000 and $2.9 million, respectively, and for the thirteen and twenty-six weeks ended February 24, 2007 was $792,000 and $3.6 million, respectively. Of the $2.9 million, $2.3 million is related to the October 10, 2007 grant to employees of 109,200 shares and the December 19, 2007 grant to nonemployee directors of 10,500 shares of restricted stock. The remainder is related to the amortization of previously granted employee and nonemployee directors stock options and nonemployee directors stock units issued in lieu of their fees. We will continue to recognize compensation expense over the three-year vesting periods for awards granted prior to adoption of Statement of Financial Accounting Standards (SFAS) No. 123R, but for all awards granted after August 27, 2005, compensation expense will be recognized over the requisite service period of the award or over a period ending with an employee’s eligible retirement date, if earlier.

NOTE 3:   New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies to other accounting pronouncements that require or permit fair value measurements where the FASB has previously determined that under those pronouncements, fair value is the appropriate measurement. This statement does not require any new fair value measurements, but may require companies to change current practice. This statement is effective for fiscal years beginning after November 15, 2007 (our Fiscal 2009). We are currently evaluating the impact of the adoption of SFAS No. 157 where fair value measurements are used.

In April 2007, FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements. This statement establishes that companies will be required to recognize a liability for the postretirement benefit obligation related to a collateral assignment arrangement — in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, (if deemed part of a postretirement plan) or Accounting Principles Board Opinion 12, Omnibus Opinion — 1967, (if not part of a plan) — if, based on the substantive agreement with the employee, the employer has agreed to maintain a life insurance policy during the postretirement period or provide a death benefit. The Task Force also reached a consensus that an employer should recognize and measure the associated asset on the basis of the terms of the collateral assignment arrangement. These requirements are effective for fiscal years beginning after December 15, 2007 (our Fiscal 2009). We are currently evaluating the impact of this pronouncement on our future consolidated financial statements.

NOTE 4:   Investments

We purchase investments and marketable securities that have been designated as “available-for-sale” in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses reported in “Accumulated Other Comprehensive Income,” a component of stockholders’ equity.

At March 1, 2008, we held $54.2 million (par value) of investments comprised of tax-exempt auction rate securities (ARSs), which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually. At March 1, 2008, the majority of the ARSs we held were AAA/Aaa rated, with most collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and the majority of remaining securities backed by monoline bond insurance companies. Until February 2008, the auction rate securities market was highly liquid. Starting the week of February 11, 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction is that such holders cannot sell the securities at auction and the interest rate on the security generally resets to a maximum auction rate. In the case of a failed auction, with respect to the ARSs held by the Company, the ARS is deemed not currently liquid. In the case of funds invested by the Company in ARSs which are the subject of a failed auction, we may not be able to access the funds without a loss of principal, unless a future auction on these investments is successful or the issuer calls the security pursuant to a mandatory tender or redemption prior to maturity.

At March 1, 2008, there was insufficient observable ARS market information available to determine the fair value of our investments. Therefore, we estimated fair value by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, final stated maturities, estimates on the probability of the issue being called prior to final maturity, impact due to extended periods of maximum auction rates and broker quotes from independent evaluators. Based on this analysis, we recorded a temporary impairment of $3.4 million related to our ARS investments as of March 1, 2008. We believe this temporary impairment is primarily attributable to the limited liquidity of these investments.

We have no reason to believe that any of the underlying issuers of our ARSs are presently at risk of default. Through April 4, 2008, we have continued to receive interest payments on the ARSs in accordance with their terms. We believe we will ultimately be able to liquidate our investments without significant loss primarily due to the collateral securing most of the ARSs. However, it could take until final maturity of the ARSs (up to 33 years) to realize our investments’ par value. Due to these recent changes and uncertainty in the ARS market, we believe the recovery period for these investments is likely to be longer than 12 months and as a result, we have classified these investments as long-term as of March 1, 2008.

NOTE 5:   Inventories

Inventories are valued at the lower of cost or market, with cost being determined under the last-in, first-out (LIFO) method and market defined as net realizable value.

Inventories consist of the following:

(In thousands)	March 1, 2008	August 25, 2007
Finished goods	$52,536	$45,489
Work-in-process	36,963	41,417
Raw materials	73,073	47,007
	162,572	133,913
LIFO reserve	(34,095)	(32,705)
	$128,477	$101,208

NOTE 6:   Warranty

We provide our motor home customers a comprehensive 12-month/15,000-mile warranty on the coach, and a 3-year/36,000-mile warranty on sidewalls and floors. We record a liability based on our estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Changes in our product warranty liability are as follows:

	Twenty-Seven	Twenty-Six
	Weeks Ended
(In thousands)	March 1, 2008	February 24, 2007
Balance at beginning of period	$11,259	$9,523
Provision	6,378	6,707
Claims paid	(6,191)	(5,575)
Balance at end of period	$11,446	$10,655

In addition to the costs associated with the contractual warranty coverage provided on our motor homes, we also occasionally incur costs as a result of additional service actions not covered by our warranties, including product recalls and customer satisfaction actions. We estimate the cost of these service actions using past claims rate experiences and the estimated cost of repairs. Estimated costs are accrued at the time the service action is implemented and included in cost of sales in our Consolidated Statements of Income and as other accrued expenses in our Consolidated Balance Sheets.

Changes in our reserve for customer service actions are as follows:

	Twenty-Seven	Twenty-Six
	Weeks Ended
(In thousands)	March 1, 2008	February 24, 2007
Balance at beginning of period	$253	$505
Provision	24	168
Claims paid	(131)	(419)
Balance at end of period	$146	$254

NOTE 7:   Income Taxes

On August 26, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, among other items. In addition, FIN 48 provides guidance on classification of tax liabilities, interest and penalties, accounting interim periods, disclosure, and transition with respect to the application of the new accounting standard. As a result of adoption in the first quarter 2008, we recognized a cumulative effect adjustment of $8.5 million as a reduction to the balance of retained earnings, an increase of $7.1 million in deferred tax assets and an increase of $15.6 million in tax liabilities. The amount of unrecognized tax benefits totaled $21.8 million ($19.6 million non-current, $2.2 million current), of which approximately $15.4 million could have an impact on the Company’s effective tax rate, if uncertain positions are ultimately resolved. It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits into tax expense. Also as a result of adoption, $8.3 million was accrued for interest and penalties.

During the second quarter, the Company increased its unrecognized tax benefits by approximately $900,000. The Company also settled liabilities of approximately $800,000 and decreased its unrecognized tax benefits by approximately $1.4 million for positions taken related to prior periods. If the remaining uncertain positions are ultimately resolved in the manner the Company expects, approximately $7.1 million could have a positive impact on our effective tax rate. Currently, $7.8 million is accrued for interest and penalties, which is a reduction of approximately $500,000 from the first quarter.

We file tax returns in the U.S. federal jurisdiction, as well as various international and state jurisdictions. A number of years may elapse before an uncertain tax position is audited and finally resolved, and is often very difficult to predict the outcome of such audits. Our Fiscal 2005 federal tax return was recently audited by the Internal Revenue Service and as a result of this audit, the IRS recommended no changes be made. Our Federal returns are not subject to examination prior to Fiscal 2004. Periodically, various state and local jurisdictions conduct audits, therefore, a variety of years are subject to state and local jurisdiction review.

We believe that it is reasonably possible that the total amount of unrecognized tax benefits as of March 1, 2008 will decrease by $11.8 million within the next twelve months from expected settlements or payments of uncertain tax positions. As a result, we have classified this portion as a current liability. Of this amount, approximately $4.5 million could positively impact our effective tax rate if ultimately resolved in the manner the Company expects. Actual settlements or payments may differ materially from this estimate.

NOTE 8:   Employee and Retiree Benefits

Reserves for long-term postretirement health care and deferred compensation benefits are as follows:

(In thousands)	March 1, 2008	August 25, 2007
Postretirement health care benefit cost (1)	$32,348	$31,581
Non-qualified deferred compensation (2)	24,879	25,041
Executive share option plan liability	11,709	12,675
Executive deferred compensation	42	22
Total postretirement health care and deferred compensation benefits	$68,978	$69,319

(1)	The current portion of accrued postretirement benefit cost of $1.1 million and $979,000 as of March 1, 2008 and August 25, 2007, respectively, is included within other accrued expenses.
(2)	The current portion of deferred compensation liability of $1.8 million and $1.6 million as of March 1, 2008 and August 25, 2007, respectively, is included within accrued compensation.

Postretirement Health Care Benefits

We provide certain health care benefits for retired employees, hired before April 1, 2001, who have fulfilled eligibility requirements of age 55 with 15 years of continuous service. Retirees are required to pay a monthly premium for medical coverage based on years of service at retirement and then current age. Our postretirement health care plan currently is not funded. We use a September 1 measurement date for this plan.

On August 25, 2007, we adopted SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires that we recognize the overfunded or underfunded status of our retiree health care plan as an asset or liability in our Consolidated Balance Sheets as of August 25, 2007, with changes in the funded status, net of tax, being recognized through other comprehensive income.

Net periodic postretirement benefit income consisted of the following components:

	Thirteen Weeks		Twenty-Seven	Twenty-Six
	Ended		Weeks Ended
(In thousands)	March 1, 2008	February 24, 2007	March 1, 2008	February 24, 2007
Interest cost	$491	$472	$1,020	$944
Service cost	180	202	374	404
Net amortization and deferral	(809)	(796)	(1,680)	(1,593)
Net periodic postretirement benefit (income)	$(138)	$(122)	$(286)	$(245)

For accounting purposes, we recognized income from the plan for the first and second quarters of both Fiscal 2008 and Fiscal 2007 due to the amortization of the cost savings from the September 2004 amendment to the plan. However, we are still obligated to pay the cost of previously accrued and earned retiree benefits and paid approximately $290,000 and $293,000 of such benefits for the thirteen weeks ended March 1, 2008 and February 24, 2007, respectively, and $533,000 and $462,000 for the twenty-seven weeks ended March 1, 2008 and the twenty-six weeks ended February 24, 2007, respectively.

NOTE 9:   Contingent Liabilities and Commitments

Repurchase Commitments

Our repurchase agreements provide that, in the event of default by a dealer under its agreement to pay the lending institution, we will repurchase the financed merchandise. The agreements provide that our liability will not exceed 100 percent of the dealer invoice and provide for periodic liability reductions based on the time since the date of the original invoice. Our contingent liability on these repurchase agreements was approximately $339.9 million and $308.2 million at March 1, 2008 and August 25, 2007, respectively. There were no losses under these repurchase agreements for the twenty-seven weeks ended March 1, 2008 compared to losses of $4,000 for the twenty-six weeks ended February 24, 2007. Repurchase reserves under our repurchase agreements at March 1, 2008 and August 25, 2007 were not significant. Upon resale of the repurchased units, we do not record the transaction as revenue. The difference between the repurchase price and the net proceeds received from reselling the units is charged against our reserve for losses on repurchases.

Guarantees For Suppliers

During the second quarter of Fiscal 2004, we entered into a five-year limited guaranty agreement (“Guaranty Agreement”) with a leasing corporation (“Landlord”) and an unaffiliated third-party paint supplier (the “Supplier”). The Landlord constructed a paint facility through debt financing on land adjoining our Charles City manufacturing plant for the Supplier. The Landlord and the Supplier have signed a ten-year lease agreement which commenced on August 1, 2004. The Guaranty Agreement states that we will guarantee the first 60 monthly lease payments (totaling approximately $1.6 million of which $364,000 was remaining as of March 1, 2008). In the event of rental default before August 2009 and the Supplier’s failure to correct the default, the Landlord shall give us (Guarantor) written notice of its intent to terminate said lease. At the time of that notification, we will have various options that we must exercise in a timely manner. One is to exercise an option to purchase the real estate with improvements from the Landlord. The price we would pay would be the outstanding loan owed by the Landlord to construct the paint facility, which was approximately $1.5 million as of March 1, 2008. As of March 1, 2008, the Supplier is current with its lease payment obligations to the Landlord. In August 2004, approximately $315,000 was recorded by us as the estimated fair value for the guarantee. As of March 1, 2008, the fair value of the guarantee was approximately $88,000 and presented as prepaid expenses and other accrued liabilities in the accompanying consolidated balance sheets.

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

NOTE 10:   Dividends Declared

On December 19, 2007, the Board of Directors declared a quarterly cash dividend of $0.12 per common share, which was paid on April 7, 2008 to shareholders of record on March 7, 2008, which has been recorded as an accrued liability in the accompanying balance sheet as of March 1, 2008.

On March 26, 2008, the Board of Directors declared a quarterly cash dividend of $0.12 per common share, payable July 8, 2008 to shareholders of record on June 6, 2008.

NOTE 11:   Repurchase of Outstanding Stock

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

On December 19, 2007, the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions for an aggregate consideration of up to $60 million. There is no time restriction on this authorization. As of March 1, 2008, there have been no repurchases under this authorization.

NOTE 12:   Income Per Share

The following table reflects the calculation of basic and diluted income per share for the thirteen and twenty-seven weeks ended March 1, 2008 and the thirteen and twenty-six weeks ended February 24, 2007.

			Twenty-Seven	Twenty-Six
	Thirteen Weeks Ended		Weeks Ended
(In thousands, except per share data)	March 1, 2008	Feb. 24, 2007	March 1, 2008	Feb. 24, 2007
Income per share – basic
Net income	$2,517	$7,532	$12,479	$15,468
Weighted average shares outstanding	28,964	31,459	29,165	31,354
Net income per share – basic	$0.09	$0.24	$0.43	$0.49

Income per share – assuming dilution
Net income	$2,517	$7,532	$12,479	$15,468
Weighted average shares outstanding	28,964	31,459	29,165	31,354
Dilutive impact of options and awards outstanding	70	305	80	312
Weighted average shares and potential dilutive shares outstanding	29,034	31,764	29,245	31,666
Net income per share – assuming dilution	$0.09	$0.24	$0.43	$0.49

For the thirteen weeks ended March 1, 2008 and February 24, 2007, there were options outstanding to purchase 888,981 shares and 255,800 shares, respectively, of common stock at an average price of $29.52 and $32.63, respectively, which were not included in the computation of diluted income per share because they are considered anti-dilutive under the treasury stock method per SFAS No. 128, Earnings Per Share (as amended).

For the twenty-seven weeks ended March 1, 2008 and the twenty-six weeks ended February 24, 2007, there were options outstanding to purchase 888,981 and 281,132 shares, respectively, of common stock at an average price of $29.52 and $32.78, respectively, which were not included in the computation of diluted income per share because they are considered anti-dilutive under the treasury stock method per SFAS No. 128, Earnings Per Share (as amended).

NOTE 13:   Comprehensive Income

Comprehensive income, net of tax, consists of:

			Twenty-Seven	Twenty-Six
	Thirteen Weeks Ended		Weeks Ended
(In thousands)	March 1, 2008	Feb. 24, 2007	March 1, 2008	Feb. 24, 2007
Net income	$2,517	$7,532	$12,479	$15,468
Temporary impairment of investments	(2,103)	—	(2,103)	—
Amortization of prior service credit	(650)	—	(1,359)	—
Amortization of actuarial loss	146	—	304	—
Comprehensive (loss) income	$(90)	$7,532	$9,321	$15,468

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that this Management’s Discussion be read in conjunction with the Management’s Discussion and Analysis included in our Annual Report to Shareholders for the year ended August 25, 2007.

Executive Overview

Winnebago Industries, Inc. is a leading motor home manufacturer with a proud history of manufacturing recreation vehicles for the last 50 years. Our retail market share per Statistical Surveys, Inc. of Class A and Class C motor homes for the calendar year ended December 31, 2007 compared to calendar year ended December 31, 2006 was 18.6 percent compared to 19.0 percent, respectively. Our strategy is to manufacture quality motor homes in a profitable manner. We measure profitability by using five guidelines: return on assets, return on equity, return on invested capital, operating income as a percent of net revenues and net income as a percent of net revenues. Our primary goal is to be a leader in profitability in the recreation vehicle industry. Our performance has enabled us to return significant profits to our shareholders through stock repurchases and dividends. During the six months ended March 1, 2008, we repurchased approximately 676,000 shares of stock for $17.5 million and paid out dividends of $7.0 million to our shareholders.

Company Outlook

The Recreation Vehicle (RV) industry is cyclical and susceptible to slowdowns in the general economy. RV industry sales have been characterized by cycles of growth and contraction in consumer demand, reflecting prevailing economic and demographic conditions that affect disposable income for leisure-time activities. The motorized portion of the RV industry has experienced a volume decline for over two years. We continue to anticipate softness in motor home sales. A continuation of high fuel costs, low discretionary spending and low consumer confidence would adversely affect our business, results of operations and financial condition. We will continue to adjust our factory schedule as necessary to reflect the demand for our products.

Order backlog for our motor homes was as follows:

	As Of
	March 1, 2008	Product Mix %	February 24, 2007	Product Mix %	(Decrease) Increase	% Change
Class A gas	367	23.0	650	34.3	(283)	(43.5)
Class A diesel	103	6.5	394	20.8	(291)	(73.9)
Total Class A	470	29.5	1,044	55.1	(574)	(55.0)
Class B	178	11.2	—	—	178	—
Class C	944	59.3	852	44.9	92	10.8
Total backlog	1,592	100.0	1,896	100.0	(304)	(16.0)
Total approximate revenue dollars (in millions)	$123.1		$165.3		$(42.2)	(25.5)
Dealer inventory (units)	4,837		4,924		(87)	(1.8)

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

Postretirement Benefits Obligations and Costs. We provide certain health care and other benefits for retired employees, hired before April 1, 2001, who have fulfilled eligibility requirements at age 55 with 15 years of continuous service. Postretirement benefit liabilities are determined by actuaries using assumptions about the discount rate and health care cost-trend rates. Thus, a significant increase or decrease in interest rates could have a significant impact on our operating results. Further discussion of our postretirement benefit plan and related assumptions is included in Note 8 to the Consolidated Financial Statements.

Warranty. We provide with the purchase of any new motor home, a comprehensive 12-month/15,000-mile warranty and a 3-year/36,000-mile warranty on sidewalls and floors. Estimated costs related to product warranty are accrued at the time of sale and are based upon past warranty claims and unit sales history and adjusted as required to reflect actual costs incurred, as information becomes available. A significant increase in dealership labor rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize. We also incur costs as a result of additional service actions not covered by our warranties, including product recalls and customer satisfaction actions. Estimated costs are accrued at the time the service action is implemented and are based upon past claim rate experiences and the estimated cost of the repairs. Further discussion of our warranty costs and associated accruals is included in Note 6.

Stock-Based Compensation. We have granted both stock options and restricted stock awards to our key employees and nonemployee directors as part of their compensation. In the first quarter of both Fiscal 2008 and Fiscal 2007, we granted restricted stock awards to key employees.

The amount of compensation expense incurred related to stock awards and to be incurred in future periods is dependent upon a number of factors, such as the number of awards, both options and shares granted, the timing of stock option exercises and actual forfeiture rates. We estimate the fair value of all stock option awards as of the date of grant by applying the Black-Scholes option-pricing model. The application of this valuation model involves assumptions, some of which are judgmental and highly sensitive, in determination of stock option compensation expense. These assumptions include, among others, our expected stock price volatility and the expected life of our stock options, which are based primarily on our historical experience.

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

Other. We have reserves for unrecognized tax benefits and other loss exposures, such as litigation, product liability, repurchase commitments, worker’s compensation, employee medical claims, inventory and accounts receivable. We also have loss exposure on loan guarantees. Establishing loss reserves for these matters requires the use of estimates and judgment in regards to risk exposure and ultimate liability. We estimate losses under the programs using consistent and appropriate methods; however, changes in assumptions could materially affect our recorded liabilities for loss.

Results of Operations

Current Quarter Compared to the Same Quarter Last Year

The following is an analysis of changes in key items included in the consolidated statements of income for the quarter ended March 1, 2008 compared to the quarter ended February 24, 2007.

	Quarter Ended
(In thousands, except percent and per share data)	March 1, 2008	% of Revenues	Feb. 24, 2007	% of Revenues	(Decrease) Increase	% Change
Net revenues	$164,203	100.0	$199,014	100.0	$(34,811)	(17.5)
Cost of goods sold	152,034	92.6	180,049	90.5	(28,015)	(15.6)
Gross profit	12,169	7.4	18,965	9.5	(6,796)	(35.8)
Selling	4,258	2.6	4,315	2.1	(57)	(1.3)
General and administrative	5,457	3.3	5,290	2.7	167	3.2
Total operating expenses	9,715	5.9	9,605	4.8	110	1.1
Operating income	2,454	1.5	9,360	4.7	(6,906)	(73.8)
Financial income	1,236	0.7	1,602	0.8	(366)	(22.8)
Income before income taxes	3,690	2.2	10,962	5.5	(7,272)	(66.3)
Provision for taxes	1,173	0.7	3,430	1.7	(2,257)	(65.8)
Net income	$2,517	1.5	$7,532	3.8	$(5,015)	(66.6)
Diluted income per share	$0.09		$0.24		$(0.15)	(62.5)
Fully diluted average shares outstanding	29,034		31,764		(2,730)	(8.6)

Unit deliveries consisted of the following:

	Quarter Ended
Motor home unit deliveries:	March 1, 2008	Product Mix %	Feb. 24, 2007	Product Mix %	(Decrease) Increase	% Change
Class A gas	551	32.5	886	42.1	(335)	(37.8)
Class A diesel	287	16.9	430	20.5	(143)	(33.3)
Total Class A	838	49.4	1,316	62.6	(478)	(36.3)
Class B	1	0.1	—	—	1	—
Class C	858	50.5	787	37.4	71	9.0
Total deliveries	1,697	100.0	2,103	100.0	(406)	(19.3)

Net revenues for the quarter ended March 1, 2008 decreased $34.8 million, or 17.5 percent, as a result of a 19.3 percent decrease in unit deliveries. Partially offsetting the revenue decline was an increase in our average selling price for motor homes of 1.7 percent when comparing the quarter ended March 1, 2008 to the quarter ended February 24, 2007.

Our gross profit margin was 7.4 percent for the second quarter compared to 9.5 percent for the same quarter last year. Of the 2.1 percent decrease in our margin, the most significant factor was the reduced sales volume which represented a 1.9 percent impact. Also contributing to the decrease in gross profit margin was additional promotional programs, which decrease was partially offset by increased pricing as compared to the prior period.

Selling expenses decreased $57,000, or 1.3 percent, for the quarter ended March 1, 2008. As a percent of net revenues, selling expenses were 2.6 percent and 2.1 percent for the quarters ended March 1, 2008 and February 24, 2007, respectively. Our Louisville Show was held in the first quarter of 2008 compared to the second quarter of 2007. Other shows have shifted into the second quarter of 2008, resulting in little overall change. The decrease in dollars was due primarily to reductions in payouts under the Company’s District Sales Managers’ incentive programs. The increase in percent of net revenues was due to the reduced revenue dollars during the quarter ended March 1, 2008.

General and administrative expenses increased $167,000 for the quarter ended March 1, 2008. As a percent of net revenues, general and administrative expenses were 3.3 percent and 2.7 percent for the quarters ended March 1, 2008 and February 24, 2007, respectively. General and administrative expenses for the quarter ended March 1, 2008 included severance-related costs of approximately $500,000 associated with layoffs that occurred during the quarter and increased legal expenses, offset partially by reversals in the Company’s management incentives that had been recorded during the first quarter of Fiscal 2008. The increase in percent of net revenues was due primarily to the reduced revenue dollars.

Financial income decreased $366,000, or 22.8 percent, for the quarter ended March 1, 2008. The decrease in financial income was due to lower average investment balances offset partially by higher rates earned on those investments.

The overall effective income tax rate increased to 31.8 percent for the quarter ended March 1, 2008 from 31.3 percent for the quarter ended February 24, 2007. The increase was a result of an increase in state taxes.

Net income decreased by 66.6 percent and income per diluted share decreased by 62.5 percent when comparing the quarter ended March 1, 2008 to the quarter ended February 24, 2007. The reason for the higher percentage decrease in net income compared to the percentage decrease in income per diluted share was due to a lower average number of shares of common stock outstanding during the quarter ended March 1, 2008, as a result of shares of common stock repurchased by the Company.

The Current Twenty-Seven Weeks Compared to Twenty-Six Weeks Last Year

The following is an analysis of changes in key items included in the consolidated statements of income for the twenty-seven weeks ended March 1, 2008 compared to the twenty-six weeks ended February 24, 2007.

	Twenty-Seven Weeks Ended		Twenty-Six Weeks Ended
(In thousands, except percent and per share data)	March 1, 2008	% of Revenues	Feb. 24, 2007	% of Revenues	(Decrease) Increase	% Change
Net revenues	$379,345	100.0	$400,779	100.0	$(21,434)	(5.3)
Cost of goods sold	341,536	90.0	360,430	89.9	(18,894)	(5.2)
Gross profit	37,809	10.0	40,349	10.1	(2,540)	(6.3)
Selling	9,863	2.6	9,042	2.3	821	9.1
General and administrative	11,908	3.1	11,807	2.9	101	0.9
Total operating expenses	21,771	5.7	20,849	5.2	922	4.4
Operating income	16,038	4.3	19,500	4.9	(3,462)	(17.8)
Financial income	2,476	0.6	3,165	0.8	(689)	(21.8)
Income before income taxes	18,514	4.9	22,665	5.7	(4,151)	(18.3)
Provision for taxes	6,035	1.6	7,197	1.8	(1,162)	(16.1)
Net income	$12,479	3.3	$15,468	3.9	$(2,989)	(19.3)
Diluted income per share	$0.43		$0.49		$(0.06)	(12.2)
Fully diluted average shares outstanding	29,245		31,666		(2,421)	(7.6)

Unit deliveries consisted of the following:

	Twenty-Seven Weeks Ended		Twenty-Six Weeks Ended
Motor home unit deliveries:	March 1, 2008	Product Mix %	Feb. 24, 2007	Product Mix %	(Decrease) Increase	% Change
Class A gas	1,387	36.0	1,658	38.4	(271)	(16.3)
Class A diesel	650	16.9	771	17.9	(121)	(15.7)
Total Class A	2,037	52.9	2,429	56.3	(392)	(16.1)
Class B	1	—	—	—	1	—
Class C	1,814	47.1	1,883	43.7	(69)	(3.7)
Total deliveries	3,852	100.0	4,312	100.0	(460)	(10.7)

Net revenues for the twenty-seven weeks ended March 1, 2008 decreased $21.4 million, or 5.3 percent, primarily as a result of a 10.7 percent decrease in unit deliveries. Partially offsetting the revenue decline was an increase in our average selling price for motor homes of 5.3 percent.

Gross profit margin decreased to 10.0 percent for the twenty-seven weeks ended March 1, 2008 from 10.1 percent, or by $2.5 million, for the twenty-six weeks ended February 24, 2007. The reduction in margin was primarily due to lower sales volume and additional promotional programs partially offset by increased pricing as compared to the prior period.

Selling expenses increased $821,000, or 9.1 percent, for the twenty-seven weeks ended March 1, 2008. As a percent of net revenues, selling expenses were 2.6 percent and 2.3 percent for the twenty-seven weeks ended March 1, 2008 and twenty-six weeks ended February 24, 2007, respectively. The increases were primarily due to an increase in advertising expenses of $628,000 and to the reduced revenue dollars.

General and administrative expenses increased $101,000, or 0.9 percent, for the twenty-seven weeks ended March 1, 2008. As a percent of net revenues, general and administrative expenses were 3.1 percent and 2.9 percent for the twenty-seven weeks ended March 1, 2008 and twenty-six weeks ended February 24, 2007, respectively. The increases were due primarily to severance-related costs and increased legal expense offset partially by reduced stock-based compensation and reversals of the management incentives recorded during the twenty-seven weeks ended March 1, 2008.

Financial income decreased $689,000, or 21.8 percent, for the twenty-seven weeks ended March 1, 2008. The decrease in financial income was due to lower average investment balances offset partially by higher rates earned on these investments.

The overall effective income tax rate increased to 32.6 percent for the twenty-seven weeks ended March 1, 2008 from 31.8 percent for the twenty-six weeks ended February 24, 2007. The increase was a result of an increase in state taxes.

Net income decreased by 19.3 percent and income per diluted share decreased by 12.2 percent when comparing the twenty-seven weeks ended March 1, 2008 to the twenty-six weeks ended February 24, 2007. The smaller percentage decrease in income per diluted share was due to a lower average number of shares of common stock outstanding during the twenty-seven weeks ended March 1, 2008, as a result of shares of common stock repurchased by the Company.

Analysis of Financial Condition, Liquidity and Resources

In prior fiscal years, we have generated substantial cash from operations, which has enabled us to meet our working capital needs and make appropriate investments in manufacturing equipment and facilities, as well as pay increased cash dividends and repurchase stock. Cash and cash equivalents totaled $15.5 million and $6.9 million as of March 1, 2008 and August 25, 2007, respectively.

Investments were $50.8 million as of March 1, 2008 and $102.7 million as of August 25, 2007. These investments were comprised of ARSs. For additional information on the Company’s investments, please refer to Note 4.

Until February 2008, the ARS market was highly liquid. Starting the week of February 11, 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell all of the securities that holders desired to sell at auction. From February 11, 2008 through our fiscal quarter end, March 1, 2008, we successfully sold $5.8 million of our $60 million portfolio. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned generally every 35 days until the auction succeeds, the issuer calls the securities or they mature. We continue to believe that we will ultimately recover all amounts invested in these ARSs. Management does not believe that the current illiquidity of these securities will have a material impact on our ability to execute the current business plan.

Working capital at March 1, 2008 and August 25, 2007 was $103.5 million and $168.9 million, respectively, a decrease of $65.4 million. We have no long-term debt. If necessary, we believe the Company would be able to obtain a revolving credit facility to provide additional cash to support our business plan. However, we currently expect our cash on hand and funds generated from operations to be sufficient to cover both short- and long-term operation requirements.

Operating Activities

Cash used in operating activities was $12.6 million for the twenty-seven weeks ended March 1, 2008 compared to cash provided of $13.1 million for the twenty-six weeks ended February 24, 2007. A significant increase in inventory of $27.3 million for the six months ended March 1, 2008 was the primary reason for the cash used in operating activities. For the six months ended February 24, 2007, inventory and accounts receivables levels increased $19.6 million. This was offset by an increase in accounts payable and accrued expenses of $9.1 million and net income of $15.5 million.

Investing Activities

Cash provided by investing activities was due to proceeds from the sale or maturity of investments for the twenty-seven weeks ended March 1, 2008, whereas during the twenty-six weeks ended February 24, 2007, the Company used cash to purchase investments.

Financing Activities

The Company used cash for financing activities by repurchasing Company common stock and paying dividends during the twenty-seven weeks ended March 1, 2008. Conversely, during the twenty-six weeks ended February 24, 2007, the Company received cash for the exercise of stock options offset partially by the payment of cash dividends. (See Unaudited Condensed Consolidated Statements of Cash Flows.)

Anticipated Use of Funds

At March 1, 2008, estimated uses of our liquid assets for the remainder of Fiscal 2008 include $7.0 million for payments of cash dividends (assuming dividends continue to be paid at the current rate and the number of outstanding shares does not change significantly from the number outstanding at March 1, 2008). We expect spending for capital expenditures will be approximately $2 million for the remainder of Fiscal 2008.

On December 19, 2007, the Board of Directors declared a quarterly cash dividend of $0.12 per common share which was paid on April 7, 2008 to shareholders of record as of March 7, 2008.

On March 26, 2008, the Board of Directors declared a quarterly cash dividend of $0.12 per common share, payable July 8, 2008 to shareholders of record on June 6, 2008.

The total liability for uncertain tax positions under FIN 48 at March 1, 2008 was approximately $21 million (refer to Note 7). We believe that it is reasonably possible that the total amount of unrecognized tax benefits as of March 1, 2008 will decrease by $11.8 million within the next twelve months from expected settlements or payments of uncertain tax positions. As a result, we have classified this portion as a current liability.

Other than as noted above, there have been no material changes with respect to the contractual obligations as described in our 2007 Annual Report on Form 10-K.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Our investments are comprised of ARSs. These securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually. At March 1, 2008, the majority of the ARSs we held were AAA/Aaa rated with most collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and a majority of the remaining securities backed by monoline bond insurance companies. Until February 2008, the auction rate securities market was highly liquid. Starting the week of February 11, 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction is that such holders cannot sell the securities at auction and the interest rate on the security generally resets to a maximum auction rate. In the case of a failed auction, with respect to the ARSs held by the Company, the ARS is deemed not currently liquid. In the case of funds invested by the Company in ARSs which are the subject of a failed auction, we may not be able to access the funds without a loss of principal, unless a future auction on these investments is successful or the issuer calls the security pursuant to a mandatory tender or redemption prior to maturity.

The auction feature for each instrument is an opportunity to accept the reset rate or liquidate the instrument at its face value. In the past, the auction process has allowed investors to roll over their holdings or obtain immediate liquidity by selling the securities at par. We do not intend to hold these securities to maturity, but rather to use the auction feature to provide liquidity as the auction process permits. We continue to believe that we will ultimately recover all amounts invested in these ARSs. We have no reason to believe that any of the underlying issuers of our auction rate securities are presently at risk of default. However, the above recent developments have resulted in the classification of all of these securities as long-term investments in our consolidated financial statements and a temporary impairment of $3.4 million or 6 percent of our initial investment. If we are unable to successfully sell the ARS we hold at auction and the issuers’ credit ratings deteriorate, we may, in the future, be required to record additional impairment charges on these investments. We believe we will ultimately be able to liquidate our investment without significant loss primarily due to the collateral securing most of the ARSs. However, it could take until final maturity of the ARS (up to 33 years) to realize our investments’ par value.

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

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 1, 2008. During our assessment, we did not identify any material weaknesses in our internal control over financial reporting.

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls over financial reporting subsequent to the date we carried out its evaluation.

In connection with the evaluation of internal control over financial reporting described above, no changes in our internal control over financing reporting were identified that occurred during the first or second quarters of Fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Winnebago Industries, Inc.

Forest City, Iowa

We have reviewed the accompanying condensed consolidated balance sheet of Winnebago Industries, Inc. and subsidiaries (the “Company”) as of March 1, 2008, and the related condensed consolidated statements of income for the thirteen and twenty-seven weeks ended March 1, 2008 and the thirteen and twenty-six weeks ended February 24, 2007 and the related condensed consolidated statements of cash flows for the twenty-seven weeks ended March 1, 2008 and the twenty-six weeks ended February 24, 2007. These interim financial statements are the responsibility of the Company’s management.

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

As discussed in Note 7 to the condensed consolidated interim financial statements, the Company changed its method of accounting for unrecognized tax benefits to conform to Statement of Financial Accounting Standards Interpretation No. 48 effective August 26, 2007.

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

April 8, 2008

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

Item 1A.	Risk Factors.

Other than with respect to the risk factor below, there have been no material changes from the risk factors previously disclosed on Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended August 25, 2007.

Auction Rate Securities

Our investments are comprised of ARSs. The securities have historically traded at par and are callable at par on any interest payment date at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually. At the end of the fiscal quarter, the majority of the ARSs we held were AAA/Aaa rated with most collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and a majority of the remaining securities backed by monoline bond insurance companies. Until February 2008, the auction rate securities market was highly liquid. Starting the week of February 11, 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell all of the securities that holders desired to sell at auction. In the case of a failed auction, with respect to the ARSs held by the Company, the ARS is deemed not currently liquid. In the case of funds invested by the Company in ARSs which are the subject of a failed auction, we may not be able to access the funds without a loss of principal, unless a future auction on these investments is successful or the issuer calls the security pursuant to a mandatory tender or redemption prior to maturity.

The auction feature for each instrument is an opportunity to accept the reset rate or sell the instrument at its face value. In the past, the auction process has allowed investors to roll over their holdings or obtain immediate liquidity by selling the securities at par. We do not intend to hold these securities to maturity, but rather to use the auction feature to provide liquidity as the auction process permits. We continue to believe that we will ultimately recover all amounts invested in these ARSs. We have no reason to believe that any of the issuers of our ARS investments are presently at risk of default. However, the above recent developments have resulted in the classification of all of these securities as long-term investments in our consolidated financial statements and a temporary impairment as detailed in Note 4. If we are unable to successfully sell the ARS we hold at auction and the issuers’ credit ratings deteriorate, we may, in the future, be required to record additional impairment charges on these investments.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On December 19, 2007 the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $60 million. There is no time restriction on this authorization. As of March 1, 2008, there had been no repurchases under this authorization.

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	The Annual Meeting of Shareholders was held December 18, 2007.

(b)	Jerry N. Currie, Lawrence A. Erickson and John E. Herlitz were elected directors at the Annual Meeting.

Directors whose terms continued after the shareholders meeting:

John V. Hanson	(2008)
Bruce D. Hertzke	(2008)
Gerald C. Kitch	(2008)
Irvin E. Aal	(2009)
Joseph W. England	(2009)

(  )   Represents year of Annual Meeting that individual’s term will expire.

(c)	The breakdown of votes for the election of three directors was as follows:*

	Votes Cast For	Authority Withheld
Jerry N. Currie (2010)	23,166,573	2,471,547
Lawrence A. Erickson (2010)	24,816,887	821,233
John E. Herlitz (**)	23,166,373	2,471,747

* There were no broker nonvotes.

** An 8-K filed on March 25, 2008 reported that John E. Herlitz, an independent director of Winnebago Industries, Inc., died on March 23, 2008. The Board of Directors of the Company has made no decision to when the resulting vacancy will be filled.

Company’s proposal regarding ratification of the appointment of Deloitte & Touche, LLP, as our independent registered public accountants for the fiscal year ending August 30, 2008.*

Votes Cast for	Votes Cast Against	Abstentions
24,855,368	773,446	9,306

* There were no broker nonvotes.

Item 6.	Exhibits.

(a)	Exhibits – See Exhibit Index on page 22.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.
(Registrant)

Date	April 8, 2008	/s/ Bruce D. Hertzke
Bruce D. Hertzke Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date	April 8, 2008	/s/ Sarah N. Nielsen
Sarah N. Nielsen Chief Financial Officer (Principal Financial Officer)

Exhibit Index

15.	Letter regarding Unaudited Interim Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated April 8, 2008.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated April 8, 2008.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 8, 2008.

32.2	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 8, 2008.