Form 10-Q
period 2008-05-31
WINNEBAGO INDUSTRIES INC
filed 2008-07-03
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
 ☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2008

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

Yes ☐   No ☒

The number of shares of common stock, par value $0.50 per share, outstanding on July 1, 2008 was 29,066,404.

 WINNEBAGO INDUSTRIES, INC.

Winnebago Industries, Inc.

Unaudited Consolidated Statements of Income

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements.

			Forty	Thirty-Nine
	Quarter Ended		Weeks Ended
(In thousands, except per share data)	May 31, 2008	May 26, 2007	May 31, 2008	May 26, 2007

Net revenues	$139,736	$231,692	$519,081	$632,471
Cost of goods sold	137,112	205,436	478,648	565,866
Gross profit	2,624	26,256	40,433	66,605

Operating expenses:
Selling	5,085	5,511	14,948	14,553
General and administrative	4,442	6,086	16,350	17,893
Total operating expenses	9,527	11,597	31,298	32,446

Operating (loss) income	(6,903)	14,659	9,135	34,159
Financial income	1,053	1,799	3,529	4,964
(Loss) income before income taxes	(5,850)	16,458	12,664	39,123
(Benefit) provision for taxes	(8,850)	5,205	(2,815)	12,402
Net income	$3,000	$11,253	$15,479	$26,721

Income per common share:
Basic	$0.10	$0.36	$0.53	$0.85
Diluted	$0.10	$0.35	$0.53	$0.84

Weighted average common shares outstanding:
Basic	29,013	31,524	29,116	31,411
Diluted	29,048	31,761	29,183	31,697

Dividends paid per common share	$0.12	$0.10	$0.36	$0.30

See unaudited notes to condensed consolidated financial statements.

Winnebago Industries, Inc.

Unaudited Consolidated Balance Sheets

(In thousands)	May 31, 2008	August 25, 2007

Assets
Current assets:
Cash and cash equivalents	$46,200	$6,889
Short-term investments	—	102,650
Receivables, less allowance for doubtful accounts ($143 and $133, respectively)	10,132	30,285
Inventories	110,960	101,208
Income taxes receivable	4,326	—
Prepaid expenses and other assets	3,257	3,981
Deferred income taxes	11,967	12,687
Total current assets	186,842	257,700
Property and equipment, at cost:
Land	934	934
Buildings	59,816	59,525
Machinery and equipment	98,023	98,026
Transportation equipment	9,377	9,593
Total property and equipment, at cost	168,150	168,078
Accumulated depreciation	(121,678)	(116,689)
Total property and equipment, net	46,472	51,389
Long-term investments	40,148	—
Investment in life insurance	20,094	20,015
Deferred income taxes	24,970	19,856
Other assets	17,395	17,550
Total assets	$335,921	$366,510

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,092	$35,286
Income taxes payable	6,265	4,252
Accrued expenses:
Accrued compensation	11,753	16,946
Product warranties	11,101	11,259
Self-insurance	7,164	7,919
Promotional	3,375	3,793
Accrued dividends	3,490	3,546
Other	6,103	5,836
Total current liabilities	69,343	88,837
Long-term liabilities:
Unrecognized tax benefits	8,803	—
Postretirement health care benefits	32,659	31,581
Non-qualified deferred compensation benefits	24,695	25,063
Executive share option benefits	12,396	12,675
Total long-term liabilities	78,553	69,319

Contingent liabilities and commitments
Stockholders’ equity:
Capital stock common, par value $0.50; authorized 60,000 shares, issued 51,776 shares	25,888	25,888
Additional paid-in capital	29,409	28,646
Retained earnings	505,535	509,056
Accumulated other comprehensive income	7,875	11,090
Treasury stock, at cost (22,710 and 22,223 shares, respectively)	(380,682)	(366,326)
Total stockholders’ equity	188,025	208,354
Total liabilities and stockholders’ equity	$335,921	$366,510

See unaudited notes to condensed consolidated financial statements.

Winnebago Industries, Inc.

Unaudited Consolidated Statements of Cash Flows

	Forty	Thirty-Nine
	Weeks Ended
(In thousands)	May 31, 2008	May 26, 2007

Operating activities:
Net income	$15,479	$26,721
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	7,583	7,942
Stock-based compensation	3,617	4,374
Postretirement benefit income and deferred compensation expense	1,065	1,154
Provision for doubtful accounts	65	115
Deferred income taxes	4,070	(6,165)
Excess tax benefit of stock-based compensation	(89)	(1,926)
Increase in cash surrender value of life insurance policies	(596)	(585)
Loss (gain) on disposal of property	35	(71)
Other	32	10
Change in assets and liabilities:
Inventories	(9,752)	(13,781)
Receivables and prepaid assets	20,812	(1,423)
Accounts payable and accrued expenses	(21,868)	8,372
Income taxes and unrecognized tax benefits	(8,871)	1,391
Postretirement and deferred compensation benefits	(1,123)	(980)
Net cash provided by operating activities	10,459	25,148

Investing activities:
Purchases of investments	(228,069)	(238,649)
Proceeds from the sale or maturity of investments	288,119	223,649
Purchases of property and equipment	(3,025)	(3,677)
Proceeds from the sale of property	268	277
Other	(887)	627
Net cash provided by (used in) investing activities	56,406	(17,773)

Financing activities:
Payments for purchase of common stock	(17,767)	(20,548)
Payments of cash dividends	(10,509)	(9,412)
Proceeds from exercise of stock options	633	7,636
Excess tax benefit of stock-based compensation	89	1,926
Net cash used in financing activities	(27,554)	(20,398)

Net increase (decrease) in cash and cash equivalents	39,311	(13,023)
Cash and cash equivalents at beginning of period	6,889	24,934
Cash and cash equivalents at end of period	$46,200	$11,911

Supplemental cash flow disclosure:
Income taxes paid	$1,723	$17,176

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of May 31, 2008 and the consolidated statements of income for the quarter and forty weeks ended May 31, 2008 and the quarter and thirty-nine weeks ended May 26, 2007, and consolidated cash flows for the forty weeks ended May 31, 2008 and the thirty-nine weeks ended May 26, 2007. The consolidated statement of income for the forty weeks ended May 31, 2008 is not necessarily indicative of the results to be expected for the full year. The balance sheet data as of August 25, 2007 was derived from audited financial statements, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in our Annual Report to Shareholders for the year ended August 25, 2007.

NOTE 2: Stock-Based Compensation Plans

We have a 2004 Incentive Compensation Plan, as amended (the “Plan”), in place which allows us to grant stock options and other equity compensation to key employees and to nonemployee directors. In years prior to Fiscal 2007, stock-based compensation consisted primarily of stock options. In Fiscal 2008 and 2007, we granted restricted stock awards to key employees and directors instead of stock options. The value of the restricted stock awards is determined using the intrinsic value method which, in this case, is based on the number of shares granted and the closing price of our common stock on the date of grant.

Total stock-based compensation expense included in our statements of income for the thirteen and forty weeks ended May 31, 2008 was $706,000 and $3.6 million, respectively, and for the thirteen and thirty-nine weeks ended May 26, 2007 was $765,000 and $4.4 million, respectively. Of the $3.6 million, $2.7 million is related to the granting of 139,700 shares of restricted stock during Fiscal 2008 to employees and nonemployee directors. The remainder is related to the amortization of previously granted employee and nonemployee director stock options and restricted stock awards, as well as nonemployee director stock units issued in lieu of their fees. We will continue to recognize compensation expense over the three-year vesting periods for awards granted prior to adoption of Statement of Financial Accounting Standards (SFAS) No. 123R, but for all awards granted after August 27, 2005, compensation expense will be recognized over the requisite service period of the award or over a period ending with an employee’s eligible retirement date, if earlier.

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

At May 31, 2008, we held $42.6 million (par value) of investments comprised of tax-exempt auction rate securities (ARSs), which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually. At May 31, 2008, the majority of the ARSs we held were AAA/Aaa rated, with most collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. In case of a failed auction, with respect to the ARSs held by the Company, the ARS is deemed not currently liquid. In the case of funds invested by the Company in ARSs which are the subject of a failed auction, we may not be able to access the funds without a loss of principal, unless a future auction on these investments is successful or the issuer calls the security pursuant to a mandatory tender or redemption prior to maturity. Until February 2008, the auction rate securities market was highly liquid. Starting the week of February 11, 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction is that such holders cannot sell the securities at auction and the interest rate on the security generally resets to a maximum auction rate.

At May 31, 2008, there was insufficient observable ARS market information available to determine the fair value of our investments. Therefore, we estimated fair value by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, final stated maturities, estimates on the probability of the issue being called prior to final maturity, impact due to extended periods of maximum auction rates and broker quotes from independent evaluators. Based on this analysis, we recorded a temporary impairment of $2.5 million related to our ARS investments of $42.6 million (par value) as of May 31, 2008 and a temporary impairment of $3.4 million on investments of $54.2 million (par value) as of March 1, 2008. We believe this temporary impairment is primarily attributable to the limited liquidity of these investments.

We have no reason to believe that any of the underlying issuers of our ARSs are presently at risk of default. Through July 3, 2008, we have continued to receive interest payments on the ARSs in accordance with their terms. We believe we will ultimately be able to liquidate our investments without significant loss primarily due to the collateral securing most of the ARSs. However, it could take until final maturity of the ARSs (with a current weighted average of 26.5 years) to realize our investments’ par value. Due to these recent changes and uncertainty in the ARS market, we believe the recovery period for these investments is likely to be longer than 12 months and as a result, we have classified these investments as long-term as of May 31, 2008.

NOTE 5: Inventories

Inventories are valued at the lower of cost or market, with cost being determined under the last-in, first-out (LIFO) method and market defined as net realizable value.

Inventories consist of the following:

(In thousands)	May 31, 2008	August 25, 2007
Finished goods	$34,866	$45,489
Work-in-process	39,175	41,417
Raw materials	71,871	47,007
	145,912	133,913
LIFO reserve	(34,952)	(32,705)
	$110,960	$101,208

NOTE 6: Warranty

We provide our motor home customers a comprehensive 12-month/15,000-mile warranty on the coach, and a 3-year/36,000-mile warranty on sidewalls and floors. We record a liability based on our estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Warranty reserves are reviewed and adjusted as necessary on a quarterly basis. Changes in our product warranty liability reserve are as follows:

	Forty	Thirty-Nine
	Weeks Ended
(In thousands)	May 31, 2008	May 26, 2007
Balance at beginning of period	$11,259	$9,523
Provision	9,231	9,627
Claims paid	(9,389)	(8,359)
Balance at end of period	$11,101	$10,791

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

Changes in our reserve for customer service actions are as follows:

	Forty	Thirty-Nine
	Weeks Ended
(In thousands)	May 31, 2008	May 26, 2007
Balance at beginning of period	$253	$505
Provision	36	406
Claims paid	(164)	(531)
Balance at end of period	$125	$380

NOTE 7: Income Taxes

On August 26, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, among other items. In addition, FIN 48 provides guidance on classification of tax liabilities, interest and penalties, accounting interim periods, disclosure, and transition with respect to the application of the new accounting standard. As a result of adoption in the first quarter of 2008, we recognized a cumulative effect adjustment of $8.5 million as a reduction to the balance of retained earnings, an increase of $7.1 million in deferred tax assets, and an increase of $15.6 million in tax liabilities. The amount of unrecognized tax benefits totaled $21.8 million upon adoption ($19.6 million noncurrent, $2.2 million current), of which approximately $15.4 million would have an impact on our effective tax rate, when uncertain positions are ultimately resolved. It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits into tax expense. Also as a result of adoption, $8.3 million was accrued for interest and penalties.

As of May 31, 2008, our unrecognized tax benefits were $8.8 million. If the remaining uncertain positions are ultimately resolved, approximately $3.8 million could have an impact on our effective tax rate. Currently, $2.9 million is accrued for interest and penalties, which is a reduction of $4.9 million from the second quarter. During the third quarter, we settled $11.6 million of uncertain tax positions with various taxing jurisdictions and as a result, recorded a tax benefit of $4.2 million.

We file tax returns in the U.S. federal jurisdiction, as well as various international and state jurisdictions. A number of years may elapse before an uncertain tax position is audited and finally resolved, and is often very difficult to predict the outcome of such audits. Our Fiscal 2005 federal tax return was recently audited by the Internal Revenue Service, and as a result of this audit, the IRS recommended no changes to be made. Our federal returns are not subject to examination prior to Fiscal 2004. Periodically, various state and local jurisdictions conduct audits, therefore, a variety of other years are subject to state and local jurisdiction review.

We do not have reason to believe there will be a significant change in the total amount of unrecognized tax benefits as of May 31, 2008 within the next twelve months.

NOTE 8: Employee and Retiree Benefits

Reserves for long-term postretirement health care and deferred compensation benefits are as follows:

(In thousands)	May 31, 2008	August 25, 2007
Postretirement health care benefit cost (1)	$32,659	$31,581
Non-qualified deferred compensation (2)	24,644	25,041
Executive share option plan liability	12,396	12,675
Executive deferred compensation	51	22
Total postretirement health care and deferred compensation benefits	$69,750	$69,319

(1)	The current portion of accrued postretirement benefit cost of $1.1 million and $979,000 as of May 31, 2008 and August 25, 2007, respectively, is included within other accrued expenses.
(2)	The current portion of deferred compensation liability of $2.0 million and $1.6 million as of May 31, 2008 and August 25, 2007, respectively, is included within accrued compensation.

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

Net periodic postretirement benefit income consisted of the following components:

	Thirteen		Forty	Thirty-Nine
	Weeks Ended		Weeks Ended
(In thousands)	May 31, 2008	May 26, 2007	May 31, 2008	May 26, 2007
Interest cost	$492	$472	$1,512	$1,416
Service cost	180	202	554	606
Net amortization and deferral	(809)	(797)	(2,489)	(2,390)
Net periodic postretirement benefit (income)	$(137)	$(123)	$(423)	$(368)

For accounting purposes, we recognized income from the plan for the first three quarters of both Fiscal 2008 and Fiscal 2007 due to the amortization of the cost savings from the September 2004 amendment. However, we are still obligated to pay the cost of previously accrued and earned retiree benefits and paid approximately $327,000 and $240,000 of such benefits for the quarters ended May 31, 2008 and May 26, 2007, respectively, and $860,000 and $702,000 for the forty weeks ended May 31, 2008 and the thirty-nine weeks ended May 26, 2007, respectively.

NOTE 9: Contingent Liabilities and Commitments

Repurchase Commitments

Our repurchase agreements provide that, in the event of default by a dealer under its agreement to pay the lending institution, we will repurchase the financed merchandise. The agreements provide that our liability will not exceed 100 percent of the dealer invoice and provide for periodic liability reductions based on the time since the date of the original invoice. Our contingent liability on these repurchase agreements was approximately $283.7 million and $308.2 million at May 31, 2008 and August 25, 2007, respectively. Losses under these repurchase agreements for the forty weeks ended May 31, 2008 were $12,000 compared to losses of $4,000 for the thirty-nine weeks ended May 26, 2007. Repurchase reserves under our repurchase agreements at May 31, 2008 and August 25, 2007 were not significant. Upon resale of the repurchased units, we do not record the transaction as revenue. The difference between the repurchase price and the net proceeds received from reselling the units is charged against our reserve for losses on repurchases.

Guarantees For Suppliers

During the second quarter of Fiscal 2004, we entered into a five-year limited guaranty agreement (“Guaranty Agreement”) with a leasing corporation (“Landlord”) and an unaffiliated third-party paint supplier (the “Supplier”). The Landlord constructed a paint facility through debt financing on land adjoining our Charles City manufacturing plant for the Supplier.

The Landlord and the Supplier have signed a ten-year lease agreement which commenced on August 1, 2004. The Guaranty Agreement states that we will guarantee the first 60 monthly lease payments (totaling approximately $1.6 million of which $365,000 was remaining as of May 31, 2008). In the event of rental default before August 2009 and the Supplier’s failure to correct the default, the Landlord shall give us (Guarantor) written notice of its intent to terminate said lease. At the time of that notification, we will have various options that we must exercise in a timely manner. One is to exercise an option to purchase the real estate with improvements from the Landlord. The price we would pay would be the outstanding loan owed by the Landlord to construct the paint facility, which was approximately $1.4million as of May 31, 2008. As of May 31, 2008, the Supplier is current with its lease payment obligations to the Landlord. In August 2004, approximately $315,000 was recorded by us as the estimated fair value for the guarantee. As of May 31, 2008, the fair value of the guarantee was approximately $73,000 and presented as prepaid expenses and other accrued liabilities in the accompanying consolidated balance sheets.

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

NOTE 10: Dividends Declared

On March 26, 2008, the Board of Directors declared a quarterly cash dividend of $0.12 per common share, payable July 8, 2008 to shareholders of record on June 6, 2008, which has been recorded as an accrued liability in the accompany balance sheet as of May 31, 2008.

On June 26, 2008, the Board of Directors declared a quarterly cash dividend of $0.12 per common share, payable October 6, 2008 to shareholders of record on September 5, 2008.

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

On December 19, 2007, the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $60 million. There is no time restriction on this authorization. During the forty weeks ended May 31, 2008, 16,507 shares were repurchased under this authorization for an aggregate consideration of approximately $248,000. (See Part II., Item 2. on page 18.)

NOTE 12: Income Per Share

The following table reflects the calculation of basic and diluted income per share for the thirteen weeks and forty weeks ended May 31, 2008 and the thirteen weeks and thirty-nine weeks ended May 26, 2007.

			Forty	Thirty-Nine
	Thirteen Weeks Ended		Weeks Ended
(In thousands, except per share data)	May 31, 2008	May 26, 2007	May 31, 2008	May 26, 2007
Income per share - basic
Net income	$3,000	$11,253	$15,479	$26,721
Weighted average shares outstanding	29,013	31,524	29,116	31,411
Net income per share - basic	$0.10	$0.36	$0.53	$0.85

Income per share - assuming dilution
Net income	$3,000	$11,253	$15,479	$26,721
Weighted average shares outstanding	29,013	31,524	29,116	31,411
Dilutive impact of options and awards outstanding	35	237	67	286
Weighted average shares and potential dilutive shares outstanding	29,048	31,761	29,183	31,697
Net income per share - assuming dilution	$0.10	$0.35	$0.53	$0.84

For the thirteen weeks ended May 31, 2008 and May 26, 2007, there were options outstanding to purchase 998,456 shares and 285,061 shares, respectively, of common stock at an average price of $28.22 and $32.59, respectively, which were not included in the computation of diluted income per share because they are considered anti-dilutive under the treasury stock method per SFAS No. 128, Earnings Per Share (as amended).

For the forty weeks ended May 31, 2008 and the thirty-nine weeks ended May 26, 2007, there were options outstanding to purchase 879,648 shares and 274,389 shares, respectively, of common stock at an average price of $29.53 and $32.81, respectively, which were not included in the computation of diluted income per share because they are considered anti-dilutive under the treasury stock method per SFAS No. 128, Earnings Per Share (as amended).

NOTE 13: Comprehensive Income

Comprehensive income, net of tax, consists of:

			Forty	Thirty-Nine
	Thirteen Weeks Ended		Weeks Ended
(In thousands)	May 31, 2008	May 26, 2007	May 31, 2008	May 26, 2007
Net income	$3,000	$11,253	$15,479	$26,721
Temporary impairment of investments	573	—	(1,530)	—
Amortization of prior service credit	(901)	—	(2,260)	—
Amortization of actuarial loss	271	—	575	—
Comprehensive income	$2,943	$11,253	$12,264	$26,721

NOTE 14: Subsequent Events

On June 2, 2008, the Company announced plans to idle the Charles City Manufacturing Facility by August 1, 2008 and transfer the Class C motor home production to the Forest City campus. This closure will, in turn, result in a reduction of our work force by approximately 270 salaried and hourly employees. We anticipate that we will record pretax charges of $2.5 million to $5.5 million during the fourth quarter of Fiscal 2008, primarily for the impairment of the value of the Charles City motor home production facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that this Management’s Discussion be read in conjunction with the Management’s Discussion and Analysis included in our Annual Report to Shareholders for the year ended August 25, 2007.

Executive Overview

Winnebago Industries, Inc. is a leading motor home manufacturer with a proud history of manufacturing recreation vehicles for the last 50 years. Our retail market share per Statistical Surveys, Inc. of Class A and Class C motor homes for the first four months of calendar 2008 compared to the first four months of calendar 2007 was 17.5 percent compared to 18.2 percent, respectively. Our strategy is to manufacture quality motor homes in a profitable manner. We measure profitability by using five guidelines: return on assets, return on equity, return on invested capital, operating income as a percent of net revenues and net income as a percent of net revenues. Our primary goal is to be a leader in profitability in the recreation vehicle industry. Our performance has enabled us to return significant profits to our shareholders through stock repurchases and dividends. During the forty weeks ended May 31, 2008, we repurchased approximately 692,000 shares of stock for $17.8 million and paid out dividends of $10.5 million to our shareholders.

Company Outlook

The Recreation Vehicle (RV) industry is cyclical and susceptible to slowdowns in the general economy. RV industry sales have been characterized by cycles of growth and contraction in consumer demand, reflecting prevailing economic conditions that affect disposable income for leisure-time activities. The motorized portion of the RV industry has experienced a volume decline for nearly four years, most significantly in the past year due to high fuel costs, low discretionary spending and low consumer confidence which has adversely affected our business, results of operations and financial condition. We have continued to adjust our factory schedule as necessary to reflect the demand for our products. On June 2, 2008, the Company announced that we will shut down the Charles City Class C motor home production facility by August 1, 2008. This closure will result in a decrease of about 270 salaried and hourly employees and the transfer of the Class C motor home production to the Forest City campus. We anticipate that we will record pretax charges of $2.5 million to $5.5 million during the fourth quarter of Fiscal 2008, primarily for the impairment of the value of the Charles City motor home production facility.

Order backlog for our motor homes by units was as follows:

	As Of
	May 31, 2008	Product Mix %	May 26, 2007	Product Mix %	Increase (Decrease)	% Change
Class A gas	280	24.4	907	38.2	(627)	(69.1)
Class A diesel	136	11.9	409	17.2	(273)	(66.7)
Total Class A	416	36.3	1,316	55.4	(900)	(68.4)
Class C	515	44.9	1,059	44.6	(544)	(51.4)
Class B	216	18.8	—	—	216	—
Total backlog	1,147	100.0	2,375	100.0	(1,228)	(51.7)
Total approximate revenue dollars (in millions)	$93.9		$207.6		$(113.7)	(54.8)
Dealer inventory (units)	4,341		4,604		(263)	(5.7)

We include in our backlog all accepted purchase orders from dealers to be shipped within the next six months. Orders in backlog can be canceled or postponed at the option of the purchaser at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

While current economic conditions are adversely affecting us and the industry, long-term demographics still remain favorable for our target market of consumers age 50 and older which is expected to substantially increase over the next 30 years due to the aging of the baby boom market. Also, according to a 2005 study conducted by the University of Michigan, the age at which the motor home consumer is purchasing motor homes has broadened. Motor home buyers are entering the market earlier than in the past, as young as 35, and living active and healthier lives with more buyers remaining in the RV lifestyle over the age of 75. The study also indicates that owners are using their motor homes for more than just traditional camping, having a positive impact on long-term motor home market growth. The study shows that motor homes are used to pursue consumers’ many lifestyle passions which may include going to motor sports events or tailgating at sporting events.

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

Warranty. We provide, with the purchase of any new motor home, a comprehensive 12-month/15,000-mile warranty and a 3-year/36,000-mile warranty on sidewalls and floors. Estimated costs related to product warranty are accrued at the time of sale and are based upon past warranty claims and unit sales history and adjusted as required to reflect actual costs incurred, as information becomes available. A significant increase in dealership labor rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize. We also incur costs as a result of additional service actions not covered by our warranties, including product recalls and customer satisfaction actions. Estimated costs are accrued at the time the service action is implemented and are based upon past claim rate experiences and the estimated cost of the repairs. Further discussion of our warranty costs and associated accruals is included in Note 6.

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

Results of Operations

Third Quarter Compared to the Third Quarter Last Year

The following is an analysis of changes in key items included in the consolidated statements of income for the quarter ended May 31, 2008 compared to the quarter ended May 26, 2007.

	Quarter Ended
(In thousands, except percent and per share data)	May 31, 2008	% of Revenues	May 26, 2007	% of Revenues	Decrease	% Change
Net revenues	$139,736	100.0	$231,692	100.0	$(91,956)	(39.7)
Cost of goods sold	137,112	98.1	205,436	88.7	(68,324)	(33.3)
Gross profit	2,624	1.9	26,256	11.3	(23,632)	(90.0)
Selling	5,085	3.6	5,511	2.4	(426)	(7.7)
General and administrative	4,442	3.2	6,086	2.6	(1,644)	(27.0)
Total operating expenses	9,527	6.8	11,597	5.0	(2,070)	(17.8)
Operating (loss) income	(6,903)	(4.9)	14,659	6.3	(21,562)	(147.1)
Financial income	1,053	0.7	1,799	0.8	(746)	(41.5)
(Loss) income before income taxes	(5,850)	(4.2)	16,458	7.1	(22,308)	(135.5)
(Benefit) provision for taxes	(8,850)	(6.3)	5,205	2.2	(14,055)	(270.0)
Net income	$3,000	2.1	$11,253	4.9	$(8,253)	(73.3)
Diluted income per share	$0.10		$0.35		$(0.25)	(71.4)
Fully diluted average shares outstanding	29,048		31,761		(2,713)	(8.5)

Unit deliveries consisted of the following:

	Quarter Ended
Motor home unit deliveries:	May 31, 2008	Product Mix %	May 26, 2007	Product Mix %	Increase (Decrease)	% Change
Class A gas	457	28.1	904	35.2	(447)	(49.4)
Class A diesel	151	9.3	397	15.4	(246)	(62.0)
Total Class A	608	37.4	1,301	50.6	(693)	(53.3)
Class C	972	59.7	1,268	49.4	(296)	(23.3)
Class B	47	2.9	—	—	47	—
Total deliveries	1,627	100.0	2,569	100.0	(942)	(36.7)

Net revenues decreased $92.0 million, or 39.7 percent, primarily due to a reduction in motor home deliveries of 942 units, or 36.7 percent, and a decrease in the average selling price of our motor homes of 7.5% for the quarter ended May 31, 2008 when compared to the quarter ended May 26, 2007. The decrease in average selling price was primarily due to a greater percentage of Class C units as compared to Class A unit deliveries due to additional rental unit deliveries.

Gross profit margin decreased $23.6 million, or 90.0 percent, from 11.3 percent for the quarter ended May 26, 2007 to 1.9 percent for the quarter ended May 31, 2008. Gross profit was negatively impacted by the significant reduction in production resulting in low absorption of fixed costs. Also contributing to the decrease in gross profit margin were additional wholesale and retail promotions and increased Class C mix due to additional rental unit deliveries.

Selling expenses decreased $426,000, or 7.7 percent, for the quarter ended May 31, 2008. As a percent of net revenues, selling expenses were 3.6 percent and 2.4 percent for the quarters ended May 31, 2008 and May 26, 2007, respectively. The decrease in spending was due primarily to a reduction in advertising expenses of $214,000 and a reduction in salesmen incentive compensation of $200,000. The increase in percentage of net revenues was caused by the significant difference in revenue levels for the two periods.

General and administrative expenses decreased $1.6 million, or 27.0 percent, for the quarter ended May 31, 2008 primarily as a result of reduced product liability and legal expenses of $980,000 and a reduction in bonus expense of $800,000. As a percent of net revenues, general and administrative expenses were 3.2 percent and 2.6 percent for the quarters ended May 31, 2008 and May 26, 2007, respectively. The increase in percentage of net revenues was caused by the significant difference in revenue levels for the two periods.

Financial income decreased $746,000, or 41.5 percent, for the quarter ended May 31, 2008. The decrease in financial income was due to a lower average investment balance.

We had an operating loss of $6.9 million for the quarter ended May 31, 2008 as compared to an operating income of $14.7 million for the quarter ended May 26, 2007.

The overall effective income tax rate for the quarter ended May 31, 2008 was a benefit of 151.3 percent compared to a tax provision of 31.6 percent for the quarter ended May 26, 2007.

The following table breaks down the two aforementioned tax rates:

	Quarter Ended
	May 31, 2008			May 26, 2007
(Dollars in thousands)		Effective Rate			Effective Rate
Tax (benefit) provision before discrete items (1)	$(1,363)	(23.3%	)	$5,205	31.6%
Discrete items:
Settlements of uncertain tax positions (2)	(4,175)	(71.4%	)	—	—
Reduction of tax expense previously recorded (3)	(1,722)	(29.4%	)	—	—
Tax planning initiatives (4)	(1,391)	(23.8%	)	—	—
Other	(199)	(3.4%	)	—	—
Total (benefit) provision for taxes	$(8,850)	(151.3%	)	$5,205	31.6%

(1)	The lower effective tax rate is primarily before discrete items of (23.3%) as compared to 31.6% attributable to increased tax-exempt income as an overall percent of our pretax income.
(2)	Approximately a benefit of $4.2 million was recorded based on the favorable settlements of uncertain tax positions with various taxing jurisdictions.
(3)	The effective tax rate was reduced to 23.3 percent from 32.6 percent due to lower year-to-date pretax income which resulted in a reduction of tax expense previously recorded of $1.7 million.
(4)	Benefits of $1.4 million were recorded due to tax planning initiatives that were recognized during the quarter.

Net income decreased by 73.3 percent and income per diluted share decreased by 71.4 percent when comparing the quarter ended May 31, 2008 to the quarter ended May 26, 2007. The reason for the difference in the decrease in net income compared to the decrease in income per diluted share was due primarily to a lower number of shares of common stock outstanding during the quarter ended May 31, 2008, as a result of shares repurchased during Fiscal 2007.

Forty Weeks Ended May 31, 2008 Compared to the Thirty-Nine Weeks Ended May 26, 2007

The following is an analysis of changes in key items included in the consolidated statements of income for the forty weeks ended May 31, 2008 compared to the thirty-nine weeks ended May 26, 2007.

	Forty		Thirty-Nine
	Weeks Ended
(In thousands, except percent and per share data)	May 31, 2008	% of Revenues	May 26, 2007	% of Revenues	(Decrease) Increase	% Change
Net revenues	$519,081	100.0	$632,471	100.0	$(113,390)	(17.9)
Cost of goods sold	478,648	92.2	565,866	89.5	(87,218)	(15.4)
Gross profit	40,433	7.8	66,605	10.5	(26,172)	(39.3)
Selling	14,948	2.9	14,553	2.3	395	2.7
General and administrative	16,350	3.1	17,893	2.8	(1,543)	(8.6)
Total operating expenses	31,298	6.0	32,446	5.1	(1,148)	(3.5)
Operating income	9,135	1.8	34,159	5.4	(25,024)	(73.3)
Financial income	3,529	0.6	4,964	0.8	(1,435)	(28.9)
Income before income taxes	12,664	2.4	39,123	6.2	(26,459)	(67.6)
(Benefit) provision for taxes	(2,815)	(0.6)	12,402	2.0	(15,217)	(122.7)
Net income	$15,479	3.0	$26,721	4.2	$(11,242)	(42.1)
Diluted income per share	$0.53		$0.84		$(0.31)	(36.9)
Fully diluted average shares outstanding	29,183		31,697		(2,514)	(7.9)

Unit deliveries consisted of the following:

	Forty		Thirty-Nine
	Weeks Ended
Motor home unit deliveries:	May 31, 2008	Product Mix %	May 26, 2007	Product Mix %	(Decrease) Increase	% Change
Class A gas	1,844	33.7	2,562	37.2	(718)	(28.0)
Class A diesel	801	14.6	1,168	17.0	(367)	(31.4)
Total Class A	2,645	48.3	3,730	54.2	(1,085)	(29.1)
Class C	2,786	50.8	3,151	45.8	(365)	(11.6)
Class B	48	0.9	—	—	48	—
Total deliveries	5,479	100.0	6,881	100.0	(1,402)	(20.4)

Net revenues for the forty weeks ended May 31, 2008 decreased $113.4 million, or 17.9 percent, primarily as a result of a 20.4 percent decrease in unit deliveries, partially offset by a 1.7% increase in the average selling price of our motor homes.

Gross profit margin decreased $26.2 million, from 10.5 percent for the thirty-nine weeks ended May 26, 2007 to 7.8 percent for the forty weeks ended May 31, 2008. The deterioration of margin was primarily due to a significant reduction in production resulting in lower absorption of fixed costs. Also contributing to the reduced margins were additional wholesale and retail promotional programs.

Selling expenses increased $395,000, or 2.7 percent, for the forty weeks ended May 31, 2008. As a percent of net revenues, selling expenses were 2.9 percent and 2.3 percent for the forty weeks ended May 31, 2008 and the thirty-nine weeks ended May 26, 2007, respectively. The increase in dollars was due primarily to an increase in advertising expenses of $420,000, partially offset by a reduction in salesmen incentives of $290,000. The increase in percentage of net revenues was caused by the significant difference in revenue levels for the two periods.

General and administrative expenses decreased $1.5 million, or 8.6 percent, for the forty weeks ended May 31, 2008, primarily as a result of reduced product liability expense of $1.3 million and reduced bonus expense of $1.1 million, partially offset by severance costs of $500,000 and an increase in legal expenses of $200,000. As a percent of net revenues, general and administrative expenses were 3.1 percent and 2.8 percent for the forty weeks ended May 31, 2008 and the thirty-nine weeks ended May 26, 2007, respectively. The increase in percentage of net revenues was caused by the significant difference in revenue levels for the two periods.

Financial income decreased $1.4 million, or 28.9 percent, for the forty weeks ended May 31, 2008. The decrease in financial income was due to a lower average investment balance.

The overall effective income tax rate for the forty weeks ended May 31, 2008 was a benefit of 22.2 percent compared to a tax provision of 31.7 percent for the thirty-nine weeks ended May 26, 2007.

The following table breaks down the two aforementioned tax rates:

	Forty			Thirty-Nine
	Weeks Ended
(Dollars in thousands)	May 31, 2008			May 26, 2007
		Effective Rate			Effective Rate
Tax (benefit) provision before discrete items (1)	$2,951	23.3%		$12,402	31.7%
Discrete items:
Settlements of uncertain tax positions (2)	(5,117)	(40.4%	)	—	—
Tax planning initiatives (3)	(649)	(5.1%	)	—	—
Total (benefit) provision for taxes	$(2,815)	(22.2%	)	$12,402	31.7%

(1)	The lower effective tax rate before discrete items of 23.3% as compared to 31.7% is primarily attributable to the increased tax-exempt income as an overall percent of our pretax income.
(2)	Approximately a benefit of $5.1 million was recorded based on the favorable settlements of uncertain tax positions with various taxing jurisdictions.
(3)	Net benefits of $700,000 were recorded due to tax planning initiatives.

Net income decreased by 42.1 percent and income per diluted share decreased by 36.9 percent when comparing the forty weeks ended May 31, 2008 to the thirty-nine weeks ended May 26, 2007. The smaller percentage decrease in income per diluted share was due primarily to a lower number of shares of common stock outstanding during the forty weeks ended May 31, 2008, as a result of shares of common stock repurchased during Fiscal 2007.

Analysis of Financial Condition, Liquidity and Resources

In prior fiscal years, we have generated substantial cash from operations, which has enabled us to meet our working capital needs and make appropriate investments in manufacturing equipment and facilities, as well as pay increased cash dividends and repurchase stock. As described below, fiscal year-to-date cash provided by operating activities was significantly lower than last year. Cash and cash equivalents totaled $46.2 million and $6.9 million as of May 31, 2008 and August 25, 2007, respectively, while investments were $40.1 million as of May 31, 2008 and $102.7 million as of August 25, 2007. These investments were comprised of ARSs. For additional information on our investments, please refer to Note 4.

Until February 2008, the ARS market was highly liquid. Starting the week of February 11, 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell all of the securities that holders desired to sell at auction. During our fiscal third quarter ended May 31, 2008, we successfully sold $11.6 million of our $54.2 million (par value) portfolio. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned generally every 35 days until the auction succeeds, the issuer calls the securities or they mature. We continue to believe that we will ultimately recover all amounts invested in these ARSs. Management does not believe that the current illiquidity of these securities will have a material impact on our ability to execute the current business plan.

Operating Activities

Cash provided by operating activities was $10.5 million and $25.1 million for the forty weeks ended May 31, 2008 and thirty-nine weeks ended May 26, 2007, respectively. Significant reductions in accounts receivables and net income were partially offset by a decrease in accounts payable and an increase in raw material chassis inventories, which increase was offset partially by a decrease in finished goods inventories during the forty weeks ended May 31, 2008. During the thirty-nine weeks ended May 26, 2007, net income and an increase in accounts payable were partially offset by increases in inventories and accounts receivable.

Investing Activities

Cash provided by investing activities was due to proceeds from the sale or maturity of investments for the forty weeks ended May 31, 2008, whereas during the thirty-nine weeks ended May 26, 2007, we used cash to purchase investments.

Financing Activities

We used cash for financing activities by repurchasing our common stock and paying dividends during the forty weeks ended May 31, 2008. During the thirty-nine weeks ended May 26, 2007, we used cash for repurchasing our common stock and paying dividends, offset partially by cash received from the exercise of stock options. (See Unaudited Consolidated Statements of Cash Flows.)

Stock Repurchases

As of May 31, 2008, we have $59.8 million remaining under the December 19, 2007 Board of Directors authorization to repurchase up to $60 million of our common stock.

Anticipated Use of Funds

At May 31, 2008, estimated uses of our liquid assets for the remainder of Fiscal 2008 include $3.5 million for payments of cash dividends (assuming dividends continue to be paid at the current rate and the number of outstanding shares does not change significantly from the number outstanding at May 31, 2008). We expect spending for capital expenditures will be approximately $750,000 for the remainder of Fiscal 2008.

On March 26, 2008, the Board of Directors declared a quarterly cash dividend of $0.12 per common share, payable July 8, 2008 to shareholders of record on June 6, 2008. On June 26, 2008, the Board of Directors declared a quarterly cash dividend of $0.12 per common share payable October 6, 2008 to shareholders of record on September 5, 2008.

The total long-term liability for uncertain tax positions at May 31, 2008 was approximately $8.8 million (refer to Note 7). We do not have reason to believe there will be a significant change in the total amount of unrecognized tax benefits as of May 31, 2008 within the next twelve months. As stated in Note 7, we settled $11.6 million of uncertain tax positions during the third quarter. We estimate we will make additional tax payments of $6.3 million associated with these settlements in our fourth quarter.

Other than recorded liabilities for uncertain tax positions as noted above, there have been no material changes with respect to the contractual obligations as described in our 2007 Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our investments are comprised of ARSs. These securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually. At May 31, 2008, the majority of the ARSs we held were AAA/Aaa rated with most collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. In the case of a failed auction, with respect to the ARSs held by the Company, the ARS is deemed not currently liquid. In the case of funds invested by the Company in ARSs which are the subject of a failed auction, we may not be able to access the funds without a loss of principal, unless a future auction on these investments is successful or the issuer calls the security pursuant to a mandatory tender or redemption prior to maturity. Until February 2008, the auction rate securities market was highly liquid. Starting the week of February 11, 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction is that such holders cannot sell the securities at auction and the interest rate on the security generally resets to a maximum auction rate. In the case of a failed auction, with respect to ARSs we held, the ARS is deemed not currently liquid. In the case of funds invested in ARSs which are the subject of a failed auction, we may not be able to access the funds without a loss of principal, unless a future auction on these investments is successful or the issuer calls the security pursuant to a mandatory tender or redemption prior to maturity.

The auction feature for each instrument is an opportunity to accept the reset rate or liquidate the instrument at its face value. In the past, the auction process has allowed investors to roll over their holdings or obtain immediate liquidity by selling the securities at par. We do not intend to hold these securities to maturity, but rather to use the auction feature to provide liquidity as the auction process permits. We continue to believe that we will ultimately recover all amounts invested in these ARSs. We have no reason to believe that any of the underlying issuers of our auction rate securities are presently at risk of default. However, the above recent developments have resulted in the classification of all of these securities as long-term investments in our consolidated financial statements and a temporary impairment of $2.5 million or 5.8 percent of our initial investment. If we are unable to successfully sell the ARS we hold at auction and the issuers’ credit ratings deteriorate, we may, in the future, be required to record additional impairment charges on these investments. We believe we will ultimately be able to liquidate our investment without significant loss primarily due to the collateral securing most of the ARSs. However, it could take until final maturity of the ARS (up to 33 years) to realize our investments’ par value.

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

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2008. During our assessment, we did not identify any material weaknesses in our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Winnebago Industries, Inc.

Forest City, Iowa

We have reviewed the accompanying condensed consolidated balance sheet of Winnebago Industries, Inc. and subsidiaries (the “Company”) as of May 31, 2008, and the related condensed consolidated statements of income for the thirteen and forty week periods ended May 31, 2008, and the thirteen and thirty-nine weeks ended May 26, 2007, and of cash flows for the forty week period ended May 31, 2008, and the thirty-nine week period ended May 26, 2007. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Minneapolis, Minnesota

July 3, 2008

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings.

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

On December 19, 2007 the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $60 million. There is no time restriction on this authorization. During the third quarter of Fiscal 2008, 16,120 shares were repurchased under this authorization for an aggregate consideration of approximately $240,500. This table provides information with respect to purchases by us of shares of our common stock during each fiscal month of the third quarter of Fiscal 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
03/02/08 – 04/05/08	—	$—	—	$59,992,442
04/06/08 – 05/03/08	—	—	—	59,992,442
05/04/08 – 05/31/08	16,120	14.92	16,120	59,751,932
Total	16,120	$14.92	16,120	$59,751,932

Item 6.	Exhibits.

(a)	Exhibits - See Exhibit Index on page 21.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.
(Registrant)

Date	July 3, 2008	/s Robert J. Olson
Robert J. Olson Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date	July 3, 2008	/s/ Sarah N. Nielsen
Sarah N. Nielsen Chief Financial Officer (Principal Financial Officer)

Exhibit Index

15.	Letter regarding Unaudited Interim Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated July 3, 2008.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated July 3, 2008.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated July 3, 2008.

32.2.	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated July 3, 2008.