Form 10-K
period 2008-08-30
WINNEBAGO INDUSTRIES INC
filed 2008-10-29
CIK 107687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 30, 2008; or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes ☐    No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐.

Indicate by check mark whether the registrant is a "large accelerated filer," an “accelerated filer," a “non-accelerated filer" or a "smaller reporting company." See the definitions of "accelerated filer," "large accelerated filer," "non-accelerated filer" or "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer	☒	Accelerated Filer	☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Aggregate market value of the common stock held by nonaffiliates of the registrant: $566,369,540 (28,219,708 shares at the closing price on the New York Stock Exchange of $20.07 on February 29, 2008).

Common stock outstanding on October 7, 2008: 29,071,988 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to the registrant's December 2008 Annual Meeting of Shareholders, scheduled to be held December 16, 2008, are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K where indicated.

Winnebago Industries, Inc.

2008 Form 10-K Annual Report

WINNEBAGO INDUSTRIES, INC.

FORM 10-K

Report for the Fiscal Year Ended August 30, 2008

Forward Looking Information

Certain of the matters discussed in this Annual Report on Form 10-K are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties, including, but not limited to, interest rates and availability of credit, a decline in consumer confidence, availability and price of fuel, a slowdown in the economy, availability of chassis and other key component parts, sales order cancellations, slower than anticipated sales of new or existing products, new product introductions by competitors, the effect of global tensions, and other factors which may be disclosed throughout this Annual Report on Form 10-K. Although we believe that the expectations reflected in the "forward looking statements" are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these "forward looking statements," which speak only as of the date of this report. We undertake no obligation to publicly update or revise any forward looking statements whether as a result of new information, future events or otherwise, except as required by law or the rules of the New York Stock Exchange.

PART I

ITEM 1.  Business

General

The "Company," "we," "our," and "us" are used interchangeably to refer to Winnebago Industries, Inc. as appropriate in the context. We had one subsidiary during a portion of Fiscal 2008 and it was merged into the Company during Fiscal 2008; consequently, at August 30, 2008, the Company had no subsidiaries.

Winnebago Industries, Inc., headquartered in Forest City, Iowa, is a leading United States manufacturer of motor homes which are self-contained recreation vehicles used primarily in leisure travel and outdoor recreation activities. We sell motor homes through independent dealers under the Winnebago, Itasca and ERA brand names. Other products manufactured by us consist primarily of original equipment manufacturing (OEM) parts, including extruded aluminum and other component products for other manufacturers and commercial vehicles.

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

Principal Products

Net revenues by major product classes:

	Year Ended (1)
(In thousands)	Aug. 30, 2008%		Aug. 25, 2007%		Aug. 26, 2006%		Aug. 27, 2005%		Aug. 28, 2004%
Motor homes	$ 555,671	91.9	$ 815,895	93.8	$ 808,715	93.6	$946,350	95.4	$1,070,264	96.1
Motor home parts and services	16,923	2.8	16,413	1.9	15,901	1.8	16,401	1.7	15,199	1.3
Other manufactured products	31,758	5.3	37,844	4.3	39,787	4.6	29,224	2.9	28,691	2.6
Total net revenues	$ 604,352	100.0	$ 870,152	100.0	$ 864,403	100.0	$ 991,975	100.0	$1,114,154	100.0

(1) The fiscal year ended August 30, 2008 contained 53 weeks; all other fiscal years contained 52 weeks.

Motor Homes

A motor home is a self-propelled mobile dwelling used primarily as temporary living quarters during vacation and camping trips, or to support some other active lifestyle. The Recreation Vehicle Industry Association (RVIA) classifies motor homes into three types which are defined as follows:

Class A models are conventional motor homes constructed directly on medium- and heavy-duty truck chassis, which include the engine and drivetrain components. The living area and driver's compartment are designed and produced by the motor home manufacturer. We manufacture Class A motor homes with gas and diesel engines.

Class B models are panel-type trucks to which sleeping, kitchen, and/or toilet facilities are added. These models also have a top extension to provide more headroom. We manufacture Class B motor homes with diesel engines.

Class C models are mini motor homes built on van-type chassis onto which the motor home manufacturer constructs a living area with access to the driver's compartment. We manufacture Class C motor homes with gas and diesel engines.

We manufacture and sell Class A and Class C motor homes under the Winnebago and Itasca brand names and Class B motor homes under the ERA brand name. Our current product offerings are as follows:

Type	Winnebago	Itasca	ERA

Class A (gas)	Vista, Sightseer, Adventurer, Destination	Sunstar, Sunova, Suncruiser, Latitude
Class A (diesel)	Destination, Journey, Tour, Vectra	Latitude, Meridian, Ellipse, Horizon
Class B (diesel)			ERA
Class C	Access, Outlook, Aspect, View	Impulse, Spirit, Cambria, Navion

These motor homes generally provide living accommodations for up to seven people and include kitchen, dining, sleeping and bath areas, and in some models, a lounge. Optional equipment accessories include, among other items, generators, home theater systems, king-size beds, and UltraLeather™ upholstery and a wide selection of interior equipment. With the purchase of any new Class A, Class B or Class C motor home, we offer a comprehensive 12-month/15,000-mile warranty on the coach and a 3-year/ 36,000-mile structural warranty on sidewalls and floors of the Class A and Class C motor homes.

Our Class A, Class B and Class C motor homes are sold by dealers in the retail market with manufacturer's suggested retail prices ranging from approximately $61,000 to $306,000, depending on size and model, plus optional equipment and delivery charges. Our motor homes range in length from 22 to 40 feet.

Unit sales of our recreation vehicles for the last five fiscal years were as follows:

	Year Ended (1)
Unit Sales	Aug. 30, 2008%		Aug. 25, 2007%		Aug. 26, 2006%		Aug. 27, 2005%		Aug. 28, 2004%
Class A	3,029	47.3	5,031	53.1	4,455	45.3	6,674	62.7	8,108	64.8
Class B	140	2.2	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -
Class C	3,238	50.5	4,438	46.9	5,388	54.7	3,963	37.3	4,408	35.2
Total motor homes	6,407	100.0	9,469	100.0	9,843	100.0	10,637	100.0	12,516	100.0

(1) The fiscal year ended August 30, 2008 contained 53 weeks; all other fiscal years contained 52 weeks.

The primary use of recreation vehicles for leisure travel and outdoor recreation has historically led to a peak retail selling season concentrated in the spring and summer months. Our sales of recreation vehicles are generally influenced by this pattern in retail sales, but can also be affected by the level of dealer inventory. Our products are generally manufactured against orders from dealers.

Motor Home Parts and Services

Motor home parts and service activities represent revenues generated by service work we perform for our retail customers at our Forest City, Iowa facility and parts we sell to our dealers. As of August 30, 2008, our parts inventory was approximately $2.6 million and is located in a 450,000-square foot warehouse with what we believe to be the most sophisticated distribution and tracking system in the industry. Our competitive strategy is to provide proprietary manufactured parts through our dealer network, which increases customer satisfaction and the value of our motor homes.

Other Manufactured Products

We manufacture aluminum extrusions which are sold to approximately 70 customers. To a limited extent, we manufacture other component parts sold to outside manufacturers. We also manufacture commercial vehicles which are motor home shells, primarily custom designed for the buyer's special needs and requirements, such as law enforcement command centers and mobile medical and dental clinics. These commercial vehicles are sold through our dealer network.

Production

We generally produce motor homes to order from dealers. We have the ability to increase our capacity by scheduling overtime and/or hiring additional production employees, or to decrease our capacity through the use of shortened work weeks and/or reducing head count.

Our Forest City facilities have been designed to provide vertically integrated production line manufacturing. We produce substantially all of the raw aluminum extrusions used for main frame support and interior and exterior trim in our recreation vehicles. We also operate a fiberglass manufacturing and component assembly facility in Hampton, Iowa, and a Class B motor home assembly plant and a cabinet products manufacturing facility in Charles City, Iowa. Our motor home bodies are made from various materials and structural components which are typically laminated into rigid, lightweight panels. Body designs are developed with computer design and analysis, and subjected to a variety of tests and evaluations to meet our standards and requirements. We manufacture a number of components utilized in our motor homes, with the principal exception of the chassis, engines, generators and appliances.

Most of the raw materials and components that we utilize are obtainable from numerous sources. Certain components are produced by only a small group of quality suppliers who presently have the capacity to supply sufficient quantities to meet our needs. This is especially true in the case of motor home chassis, where Ford Motor Company, Freightliner Custom Chassis Corporation (a Daimler company), Workhorse Custom Chassis, LLC (a Navistar Company), Chrysler LLC and General Motors Corporation are our dominant suppliers. We purchase Class A and C chassis from Ford Motor Company, Class A chassis from Freightliner Custom Chassis Corporation and Workhorse Custom Chassis, Class C chassis from Chrysler LLC and General Motors Corporation and Class B chassis from Chrysler LLC. In Fiscal 2008, only three vendors, Ford Motor Company, Chrysler LLC and Freightliner Custom Chassis Corporation, individually accounted for more than five percent of our raw material purchases and approximating 45 percent in the aggregate.

Distribution and Financing

We market our recreation vehicles on a wholesale basis to a diversified independent dealer organization located throughout the United States and, to a limited extent, in Canada. Foreign sales, including Canada, were less than eight percent of net revenues during each of the past three fiscal years. As of August 30, 2008 and August 25, 2007, our motor home dealer organization in the United States and Canada included approximately 280 and 285 dealer locations, respectively. We have a number of dealers that carry our Winnebago, Itasca and ERA brands, but we count each of these dealers only once in our number of dealer locations. During Fiscal 2008, seven dealer organizations accounted for approximately 25 percent of motor home unit sales. No single dealer organization accounted for more than ten percent of our motor home unit sales during Fiscal 2008.

We have sales and service agreements with dealers which generally have a term of ten years but are subject to annual review. Many of the dealers are also engaged in other areas of business, including the sale of automobiles, and many dealers carry one or more competitive lines of motor homes. We continue to place high emphasis on the capability of our dealers to provide complete service for our recreation vehicles. Dealers are obligated to provide full service for owners of our recreation vehicles, or in lieu thereof, to secure such service at their own expense from other authorized firms.

We advertise and promote our products through national RV magazines, the distribution of product brochures, the Go RVing national advertising campaign sponsored by RVIA, direct-mail advertising campaigns, various national promotional opportunities and on a local basis through trade shows, television, radio and newspapers, primarily in connection with area dealers.

Recreation vehicle sales to dealers are made on cash terms. Most dealers are financed on a "floorplan" basis under which a bank or finance company lends the dealer all, or substantially all, of the purchase price, collateralized by a security interest in the merchandise purchased. As is customary in the recreation vehicle industry, we typically enter into a repurchase agreement with a lending institution financing a dealer's purchase of our product upon the lending institution's request and after completion of a credit check of the dealer involved. Our repurchase agreements provide that for up to 12 months after a unit is financed, in the event of default by the dealer on the agreement to pay the lending institution and repossession of the unit(s) by the lending institution, we will repurchase the financed merchandise. Our maximum exposure for repurchases varies significantly from time to time, depending upon general economic conditions, seasonal shipments, competition, dealer organization, gasoline availability and price and the cost of bank financing. (See Note 7 to the Consolidated Financial Statements.)

Competition

The recreation vehicle market is highly competitive with a number of other manufacturers selling products which compete directly with our products. The competition is based upon price, quality and service of the products. We believe our principal competitive advantages are our brand name recognition, the quality of our products and our warranty and service capability. We also believe that our prices are competitive with the competitions' units of comparable size and quality. We are the largest motor home manufacturer in the U.S. in terms of retail registrations as reported by Statistical Surveys, Inc. for the eight months ended August 31, 2008. The five largest manufacturers, including Winnebago Industries, account for 68.7% of the U.S. retail sales, as evidenced in the table below.

The following is an analysis of Class A and Class C motor home retail sales for the period indicated below:

	8 Months Ended August 31, 2008 (1)
	Class A		Class C		Total
	Units	% of Market	Units	% of Market	Units	% of Market
Five largest U.S. manufacturers (2)	8,738	68.9	6,431	68.5	15,169	68.7
Winnebago Industries, Inc.	1,937	15.3	2,192	23.3	4,129	18.7

(1) As reported by Statistical Surveys, Inc.
(2) Includes Winnebago Industries, Inc.

We are not a significant factor in the markets for motor home parts and services and other manufactured products.

Regulation, Trademarks and Patents

We are subject to a variety of federal, state and local laws and regulations, including the National Traffic and Motor Vehicle Safety Act, under which the National Highway Traffic Safety Administration may require manufacturers to recall recreation vehicles that contain safety-related defects, and numerous state consumer protection laws and regulations relating to the operation of motor vehicles, including so-called "Lemon Laws." We are subject to regulations established by the Occupational Safety and Health Administration (OSHA). Our facilities are periodically inspected by federal and state agencies, such as OSHA. We believe that our products and facilities comply in all material respects with the applicable vehicle safety, consumer protection, RVIA and OSHA regulations and standards. Amendments to any of these regulations or the implementation of new regulations, however, could significantly increase the cost of manufacturing, purchasing, operating or selling our products and could have a material adverse effect on our results of operations. Our failure to comply with present or future regulations could result in fines being imposed on us, potential civil and criminal liability, suspension of sales or production, or cessation of operations. In addition, a major product recall could have a material adverse effect on our results of operations.

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

We have several registered trademarks which include: Adventurer, Aspect, Cambria, Destination, Ellipse, ERA, Horizon, Impulse, Itasca, Journey, Latitude, Meridian, Navion, Outlook, Sightseer, Spirit, Suncruiser, Sunova, Sunrise, Sunstar, Tour, Vectra, View, Vista, Voyage, and Winnebago. We believe that our trademarks and trade names are significant to our business and we will vigorously protect them against infringement. We are not dependent upon any patents or technology licenses for the conduct of our business.

Research and Development

Research and development expenditures are expensed as incurred. During Fiscal 2008, 2007 and 2006, we spent approximately $4.1 million, $4.3 million and $3.9 million, respectively, on research and development activities.

Human Resources

As of September 1, 2008, 2007 and 2006, we employed approximately 2,250, 3,310 and 3,150 persons, respectively. Current conditions have necessitated workforce reductions for us to more closely match market demand. As a result, employee head count in all locations has been reduced and production at our Charles City Class C motor home Manufacturing Facility has been idled and moved to Forest City. None of our employees are covered under a collective bargaining agreement.

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

Interest Rates and Credit Availability

Our business is affected by the availability and terms of financing to dealers and retail purchasers. Substantial increases in interest rates and decreases in the general availability of credit have had an adverse impact upon our business and results of operations in the past and may continue to do so in the future. In particular, the current credit crisis may continue to have a significant adverse impact on our business. Access to home equity loans to help finance motor home purchases by retail buyers has become more difficult. A continuation of depressed real estate prices and strict home equity lending will negatively impact motor home sales in the future.

General Economic Conditions and Certain Other External Factors

Companies within the recreation vehicle industry are subject to volatility in operating results due to external factors such as general economic conditions and uncertainty surrounding the national elections. Specific factors affecting the recreation vehicle industry include:

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

Potential Repurchase Liabilities

In accordance with customary practice in the recreation vehicle industry, we enter into formal repurchase agreements with lending institutions pursuant to which it is agreed, in the event of a default by an independent retailer in its obligation to a lender and repossession of the unit(s) by the lending institution, we will repurchase units at declining prices over the term of the agreements, typically 12 months. The difference between the gross repurchase price and the price at which the repurchased product can then be resold, which is typically at a discount to the gross repurchase price, represents a potential expense to us. Thus, if we were obligated to repurchase a large number of recreation vehicles in the future, this would increase costs, which would have a negative effect on earnings. Our maximum potential exposure under these formal repurchase agreements was approximately $199.7 million at August 30, 2008, however, losses under these agreements have not been material in the past. Tightened credit standards by lenders and more aggressive attempts to accelerate collection of outstanding accounts with dealers could result in defaults by dealers and result in repurchase obligations that may be higher than has historically been the case. (See Note 7 to the Consolidated Financial Statements.)

Fuel Availability and Prices

Gasoline or diesel fuel is required for the operation of motorized recreation vehicles. There can be no assurance that the supply of these petroleum products will continue uninterrupted or that the price or tax on these petroleum products will not significantly increase in the future. Fuel shortages and substantial increases in fuel prices have had a material adverse effect on the recreation vehicle industry as a whole in the past and could have a material adverse effect on us in the future.

Auction Rate Securities (ARS)

Our investments are comprised of ARSs. These securities have historically traded at par and are callable at par on any interest payment date at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually. At the end of Fiscal 2008, the $39.5 million (par value) of long-term investments were AAA/Aaa rated ARS with most collateralized by student loans guaranteed by the U.S. Government under the Federal Family Education Loan Program. Our $3.1 million short-term investment, which was subsequently sold in September 2008, was a municipal ARS with an A rating. Until February 2008, the auction rate securities market was highly liquid. Starting the week of February 11, 2008, a substantial number of auctions "failed," meaning that there was not enough demand to sell all of the securities that holders desired to sell at auction. In the case of a failed auction, with respect to the ARSs held by us, the auction rate security is deemed not currently liquid. In the case of funds invested by us in ARSs, which are the subject of a failed auction, we may not be able to access the funds without loss of principal, unless a future auction on these investments is successful or the issuer calls the security pursuant to a mandatory tender or redemption prior to maturity.

The auction feature for each instrument is an opportunity to accept the reset rate or sell the instrument at its face value. In the past, the auction process has allowed investors to roll over their holdings or obtain immediate liquidity by selling the securities at par. We do not intend to hold these securities to maturity, but rather to use the auction feature to provide liquidity as the auction process permits. We continue to believe that we will ultimately recover all amounts invested in these auction rate securities. We have no reason to believe that any of the underlying issuers of our auction rate securities are presently at risk of default. However, the above recent developments have resulted in the classification of all of these securities as long-term investments, except for the municipal ARS investment, in our consolidated financial statements and a temporary impairment as detailed in Note 3 to the Consolidated Financial Statements. If the issuers of these auction rate securities are unable to successfully clear future auctions and their credit ratings deteriorate, we may, in the future, be required to record additional impairment charges on these investments.

Dependence on Chassis Suppliers

Most RV components are readily available from numerous sources. However, a few components are produced by only a small group of quality suppliers that have the capacity to supply large quantities on a national basis. This is especially true in the case of motor home chassis, where Ford Motor Company, Freightliner Custom Chassis Corporation, Workhorse Custom Chassis, Chrysler LLC and General Motors Corporation are our major suppliers. Decisions by suppliers to decrease production, utilize production internally, or shortages, production delays or work stoppages by the employees of such suppliers could have a material adverse effect on our ability to produce motor homes and ultimately, on the results of operations.

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

Product Liability

We are involved in legal proceedings in the ordinary course of business, including a variety of warranty, "Lemon Law" and product liability claims typical in the recreation vehicle industry. We have an insurance policy covering product liability, however, we are self-insured for a portion of product liability claims. Self-insurance retention liability for at least the past five fiscal years was $2.5 million per occurrence and $6.0 million in aggregate per policy year. In the event that the annual aggregate of the self-insured retention is exhausted by payment of claims and defense expenses, a deductible of $1.0 million, excluding defense expenses, is applicable to each claim covered under this insurance policy. We cannot be certain that our insurance coverage will be sufficient to cover all future claims against us, which may have a material adverse effect on our results of operations and financial condition. In addition, if these claims rise to a level of frequency or size that are significantly higher than similar claims made against our competitors, our reputation and business may be harmed.

Government Regulation

We are subject to numerous federal, state and local regulations governing the manufacture and sale of our products, including the provisions of the National Traffic and Motor Vehicle Safety Act ("Motor Vehicle Act"), and the safety standards for recreation vehicles and components which have been established under the Motor Vehicle Act by the Department of Transportation. The Motor Vehicle Act authorizes the National Highway Traffic Safety Administration to require a manufacturer to recall and repair vehicles which contain certain hazards or defects. Any recalls of our vehicles, voluntary or involuntary, could have a material adverse effect on our results of operations, financial condition and cash flows.

We are also subject to federal and numerous state consumer protection and unfair trade practice laws and regulations relating to the sale, transportation and marketing of motor vehicles, including so-called "Lemon Laws." Federal and state laws and regulations also impose upon vehicle operators various restrictions on the weight, length and width of motor vehicles, including motor homes that may be operated in certain jurisdictions or on certain roadways. Certain jurisdictions also prohibit the sale of vehicles exceeding length restrictions.

Finally, federal and state authorities also have various environmental control standards relating to air, water, noise pollution and hazardous waste generation and disposal which affect us and our operations. Failure to comply with any of the foregoing laws or regulations could have an adverse impact on our results of operations, financial condition and cash flows.

ITEM 1B.  Unresolved Staff Comments

None

ITEM 2.  Properties

Our principal manufacturing, maintenance and service operations are conducted in multi-building complexes owned by us. The following sets forth our material facilities as of August 30, 2008:

Location	Facility Type/Use	No. of Buildings	Owned or Leased	Square Footage

Forest City, Iowa	Manufacturing, maintenance, service and office	31	Owned	1,593,000
Forest City, Iowa	Warehouse	4	Owned	680,000
Charles City, Iowa	Manufacturing	2	Owned	161,000
Charles City, Iowa	Idled Class C Motor Home (Manufacturing Facility)	3	Owned	191,000
Hampton, Iowa	Manufacturing	2	Owned	135,000
Hampton, Iowa	Warehouse	1	Leased	17,000
		43		2,777,000

The lease on the Hampton warehouse will expire on December 31, 2008 and we do not plan on renewing it. Our facilities in Forest City are located on approximately 570 acres of land, all owned by us. We lease 220,000 square feet of our warehouse facilities in Forest City to others. Most of our buildings are of steel or steel and concrete construction and are protected from fire with high-pressure sprinkler systems, dust collector systems, automatic fire doors and alarm systems. We believe that our facilities and equipment are well maintained, in excellent condition and suitable for the purposes for which they are intended.

An unaffiliated third-party supplier of painting services (the "Supplier") for our motor homes has leased paint facilities in Forest City, Iowa and Charles City, Iowa. We have guaranteed a portion of the lease payment obligations of the Supplier in relation to the Charles City facility. (See Note 7 to the Consolidated Financial Statements.)

ITEM 3.  Legal Proceedings

We are involved in various legal proceedings which are ordinary routine litigation incidental to our business, some of which are covered in whole or in part by insurance. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to this litigation, we believe that while the final resolution of any such litigation may have an impact on our consolidated results for a particular reporting period, the ultimate disposition of such litigation will not have any material adverse effect on our financial position, results of operations or liquidity.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None

Executive Officers of the Registrant

Name	Office (Year First Elected an Officer)	Age
Robert J. Olson +	Chairman of the Board, Chief Executive Officer and President (1996)	57
Raymond M. Beebe	Vice President, General Counsel & Secretary (1974)	66
Robert L. Gossett	Vice President, Administration (1998)	57
Roger W. Martin	Vice President, Sales and Marketing (2003)	48
Sarah N. Nielsen	Vice President, Chief Financial Officer (2005)	35
William J. O'Leary	Vice President, Product Development (2001)	59
Randy J. Potts	Vice President, Manufacturing (2006)	49
Brian J. Hrubes	Controller (1996)	57
Donald L. Heidemann	Treasurer (2007)	36

+ Director

Officers are elected annually by the Board of Directors. There are no family relationships between or among any of the Corporate Officers or Directors of the Company.

Mr. Olson has over 39 years of experience with Winnebago Industries. He was elected Chairman of the Board and Chief Executive Officer on May 5, 2008. He has been President since 2007, previously serving as Senior Vice President, Operations, since January 2006. He served as Vice President, Manufacturing, from August 1996 to January 2006.

Mr. Beebe has over 34 years of experience with Winnebago Industries. He has been Vice President, General Counsel and Secretary since 1986.

Mr. Gossett has over nine years of experience with Winnebago Industries. He has been Vice President, Administration since joining the Company in 1998.

Mr. Martin has over 14 years of experience with Winnebago Industries. He has been Vice President, Sales and Marketing since February 2003. He joined the Company as Director of Marketing in 1994.

Ms. Nielsen has three years of experience with Winnebago Industries. She has been Vice President, Chief Financial Officer since November 2005. Ms. Nielsen joined the Company in August 2005. Prior to joining Winnebago Industries, she was employed by Deloitte & Touche LLP since 1995 in the position of Assurance and Advisory Services Senior Manager from 2003 to August 2005.

Mr. O'Leary has over 36 years of experience with Winnebago Industries. He has been Vice President, Product Development since 2001.

Mr. Potts has over 25 years of experience with Winnebago Industries. He was elected Vice President, Manufacturing in October 2006. He served as Director of Manufacturing from February 2006 to October 2006. Prior to that time, he served as General Manager of Manufacturing Services since 2001.

Mr. Hrubes has over 37 years of experience with Winnebago Industries. He has been Controller since December 1996.

Mr. Heidemann has one year of experience with Winnebago Industries and was elected to the position of Treasurer in August 2007.  Prior to joining Winnebago Industries, Mr. Heidemann served in various treasury positions for Select Comfort Corporation from 2003 to July 2007.

PART II

ITEM 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the New York and Chicago Exchanges with the ticker symbol of WGO.

Below are the New York Stock Exchange high, low and closing prices of Winnebago Industries, Inc. stock for each quarter of Fiscal 2008 and Fiscal 2007:

Fiscal 2008	High	Low	Close	Fiscal 2007	High	Low	Close
First Quarter	$ 30.09	$ 20.66	$ 21.27	First Quarter	$ 35.69	$ 27.80	$ 34.49
Second Quarter	24.03	18.16	20.07	Second Quarter	36.72	31.05	34.23
Third Quarter	24.14	13.98	14.92	Third Quarter	35.17	29.62	31.68
Fourth Quarter	14.94	9.09	11.35	Fourth Quarter	31.93	25.62	27.79

Holders

Shareholders of record as of October 7, 2008: 3,657.

Dividends Paid Per Share

Listed below are the dates paid and amounts per share for Fiscal 2008 and Fiscal 2007:

Fiscal 2008		Fiscal 2007
October 8, 2007	$0.12	October 9, 2006	$0.10
January 7, 2008	0.12	January 8, 2007	0.10
April 7, 2008	0.12	April 9, 2007	0.10
July 8, 2008	0.12	July 9, 2007	0.10
Total	$0.48	Total	$0.40

On September 17, 2008, we entered into a Credit and Security Agreement with Wells Fargo Bank, National Association (Wells Fargo). The Credit Agreement provides for a $25 million maximum revolving credit facility, based on certain accounts receivable and inventory accounts, expiring on September 17, 2010, unless terminated earlier in accordance with its terms. The credit facility contains typical covenants that may limit our ability, among other things, to pay certain dividends and distributions including stock repurchases. Certain covenants are structured in a manner that may limit us from paying cash dividends from sources other than cash generated from operations.

Dividends of $0.12 per share (approximately $3.5 million) were paid in the first quarter of Fiscal 2009; however, on October 15, 2008, our Board of Directors suspended future cash dividend payments in order to conserve capital and to maintain liquidity. The dividend policy will be reviewed at subsequent board meetings throughout Fiscal 2009.

Issuer Purchases of Equity Securities

On December 19, 2007, the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions. As of August 30, 2008, 17,000 shares were repurchased under this authorization, at an aggregate cost of $252,000.

Under a previous authorization which was completed in November 2007, we repurchased 676,000 shares for $17.5 million during the first quarter of Fiscal 2008.

In total, 693,000 shares, or 2.4 percent of our outstanding shares as of August 25, 2007, were repurchased during Fiscal 2008 for an aggregate consideration of approximately $17.8 million.

This table provides information with respect to purchases by us of shares of our common stock during each fiscal month of the fourth quarter of Fiscal 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
06/01/08 – 07/05/08	- - -	$	- - -	- - -	$59,751,932
07/06/08 – 08/02/08	325		13.21	325	59,747,639
08/03/08 – 08/30/08	- - -		- - -	- - -	59,747,639
Total	325		$13.21	325	$59,747,639

Equity Compensation Plan Information

The following table provides information as of August 30, 2008 with respect to shares of our common stock that may be issued under our existing equity compensation plans:

(Adjusted for the 2-for-1 Stock Split on March 5, 2004) Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders	1,044,899	(1)	$27.10	992,736	(2)
Equity compensation plans not approved by shareholders (3)	56,954	(4)	19.41	N/A	(5)
Total	1,101,853		$26.70	992,736

(1)	This number includes 674,223 stock options granted under the 2004 Incentive Compensation Plan (the "Plan"). Also included are 370,676 options granted under the 1997 Stock Option Plan.
(2)

This number represents stock options available for grant under the Plan as of August 30, 2008. The Plan replaced the 1997 Stock Option Plan effective January 1, 2004. No new grants may be made under the 1997 Stock Option Plan. Any stock options previously granted under the 1997 Stock Option Plan will continue to be exercisable in accordance with their original terms and conditions.

(3)

Our sole equity compensation plan not previously submitted to our shareholders for approval is the Directors' Deferred Compensation Plan. The Board of Directors may terminate the Directors' Deferred Compensation Plan at any time. If not terminated earlier, the Directors' Deferred Compensation Plan will automatically terminate on June 30, 2013. For a description of the key provisions of the Directors' Deferred Compensation Plan, see the information in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 16, 2008 under the caption "Director Compensation," which information is incorporated by reference herein.

(4)

Represents shares of common stock issued to a trust which underlie stock units, payable on a one-for-one basis, credited to stock unit accounts as of August 30, 2008 under the Directors' Deferred Compensation Plan.

(5)

The table does not reflect a specific number of stock units which may be distributed pursuant to the Directors' Deferred Compensation Plan. The Directors' Deferred Compensation Plan does not limit the number of stock units issuable thereunder. The number of stock units to be distributed pursuant to the Directors' Deferred Compensation Plan will be based on the amount of the director's compensation deferred and the per share price of our common stock at the time of deferral.

Performance Graph

The following graph compares the five-year cumulative total shareholder return (including reinvestment of dividends) of the Company with the cumulative total return on the Standard & Poor's 500 Index and a peer group.(1) It is assumed in the graph that $100 was invested in our common stock, in the stock of the companies in the Standard & Poor's 500 Index and in the stocks of the peer group companies on August 30, 2003 and that all dividends received within a quarter were reinvested in that quarter. In accordance with the guidelines of the Securities and Exchange Commission, the shareholder return for each entity in the peer group index has been weighted on the basis of market capitalization as of each annual measurement date set forth in the graph.

	Base Period	Indexed Returns
Company/Index	08/30/03	08/28/04	08/27/05	08/26/06	08/25/07	08/30/08
Winnebago Industries, Inc.	100.00	130.51	134.14	118.52	117.43	49.17
S&P 500 Index	100.00	111.46	125.45	136.59	157.27	139.75
Peer Group (1)	100.00	105.22	102.05	106.92	125.93	56.47

(1)

The peer group companies, consisting of Coachmen Industries, Inc., Fleetwood Enterprises, Inc., Monaco Coach Corporation and Thor Industries, Inc. were selected by us on the basis of the similarity of their business to that of ours. National R.V. Holdings, Inc., a member of the peer group companies in prior fiscal years, has been omitted from our peer group companies because on November 30, 2007, National R.V. Holding, Inc. filed for protection under Chapter 11 of the U.S. Bankruptcy Code and is no longer in the business of manufacturing motor homes.

* $100 invested on August 30, 2003 in Winnebago Industries or Peer Group stock or on August 31, 2003 in the S&P 500 Index(including reinvestment of dividends. Said Index is calculated on a month-end basis.

ITEM 6. Selected Financial Data (See pages 50 and 51)

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Winnebago Industries, Inc. is a leading motor home manufacturer with a proud history of manufacturing recreation vehicles for the last 50 years. For calendar year through August 31, 2008, we led the industry in combined retail unit market share with 18.7 percent of Class A and Class C motor homes in the U.S. We began producing Class B motor homes during the second half of our Fiscal 2008, and in the U.S. have a 2.8 percent retail unit market share through August 31, 2008. In Canada, we also led the industry in retail unit market share, with 20.7 percent through July 31, 2008. Our strategy is to manufacture quality motor homes in a profitable manner. We produce all of our motor homes in highly vertically integrated manufacturing facilities in the state of Iowa. We distribute our product through independent dealers throughout the United States and Canada, who then retail the product to the end consumer. All of the retail unit market share information provided in this paragraph is according to Statistical Surveys, Inc.

Company and Business Outlook

The RV industry saw a reduction in wholesale motor home shipments during Fiscal 2008 that significantly deteriorated in the last half of our fiscal year. This dynamic is evidenced in the table below:

	Wholesale Shipments (1)
(In units) (1) (2) (3)	2008	2007	Decrease	% of Decrease
First Quarter	12,400	13,100	(700)	(5.3)
Second Quarter	10,900	12,900	(2,000)	(15.5)
Third Quarter	10,900	15,900	(5,000)	(31.4)
Fourth Quarter	5,900	14,200	(8,300)	(58.5)
Fiscal Year	40,100	56,100	(16,000)	(28.5)

(1)	As reported by RVIA.
(2)	Class A, Class B and Class C shipments.
(3)	Data has been adjusted to coincide with our quarter endings.

The sharp decline in wholesale shipments was a direct result of the extremely soft retail market. As reported by Statistical Surveys, Inc., industry retail registrations for Class A and Class C motor homes were down 12% in our first quarter, 21% in our second quarter, 32% in our third quarter and 51% in our fourth quarter.

The motorized market has been significantly impacted by highly unstable market conditions. The tightening of the wholesale and retail credit markets, low consumer confidence, and the uncertainty of fuel prices are placing pressure on retail sales and our dealers continue to be cautious in the amount of inventory they are willing to carry. Dealers continue to sell older model-year units and are increasingly not reordering inventory on a one-for-one basis, which negatively affects shipments and backlog. The decline in wholesale and retail demand has directly impacted our gross margins as we have produced and delivered far fewer units in recent quarters and also we have had to increase our discounts to meet competitive pricing and provide retail incentives to help dealers move inventory.

Order backlog for our motor homes was as follows:

Year Ended (1)
(In units)	August 30, 2008	Product Mix %	August 25, 2007	Product Mix %	(Decrease) Increase	% Change
Class A gas	119	20.0	619	33.0	(500)	(80.8)
Class A diesel	100	16.8	419	22.4	(319)	(76.1)
Total Class A	219	36.8	1,038	55.4	(819)	(78.9)
Class B	46	7.7	- - -	- - -	46	- - -
Class C	331	55.5	837	44.6	(506)	(60.5)
Total backlog (2)	596	100.0	1,875	100.0	(1,279)	(68.2)
Total approximate revenue dollars (in thousands)	$ 50,599		$ 179,700		$ (129,101)	(71.8)
Dealer inventory (units)	3,663		4,471		(808)	(18.1)

(1)	Fiscal year ended August 30, 2008 contained 53 weeks; fiscal year ended August 25, 2007 contained 52 weeks.
(2)

We include in our backlog all accepted purchase orders from dealers to be shipped within the next six months. Orders in backlog can be canceled or postponed at the option of the purchaser at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

When retail credit availability and consumer confidence improve, we expect to see a rebound in sales from dealers ordering units for stock and expect to benefit from our ability to ramp up production. A longer-term positive outlook for the recreation vehicle industry is supported by favorable demographics as baby boomers reach the age where they historically have accounted for the bulk of retail RV sales, and an increase in interest in the RV lifestyle among both older and younger segments of the population than have traditionally participated.

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

Revenue Recognition. Generally, revenues for motor homes are recorded when all of the following conditions are met: an order for a product has been received from a dealer, written or verbal approval for payment has been received from the dealer's floorplan financing institution, and the product is delivered to the dealer who placed the order. Most sales are financed under floorplan financing arrangements with banks or finance companies.

Revenues from the sales of our OEM and motor home related parts are recorded as the products are shipped from our location. The title of ownership transfers on these products as they leave our location due to the freight terms of F.O.B. - Forest City, Iowa.

Postretirement Benefits Obligations and Costs. We provide certain health care and other benefits for retired employees, hired before April 1, 2001, who have fulfilled eligibility requirements at age 55 with 15 years of continuous service. Postretirement benefit liabilities are determined by actuaries using assumptions about the discount rate and health care cost-trend rates. Thus, a significant increase or decrease in interest rates could have a significant impact on our operating results. Further discussion of our postretirement benefit plan and related assumptions is included in Note 6 to the Consolidated Financial Statements.

Warranty. We provide with the purchase of any new motor home, a comprehensive 12-month/15,000-mile warranty on Class A, Class B and Class C motor homes and a 3-year/36,000-mile warranty on Class A and Class C sidewalls and floors. Estimated costs related to product warranty are accrued at the time of sale and are based upon past warranty claims and unit sales history and adjusted as required to reflect actual costs incurred, as information becomes available. A significant increase in dealership labor rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize. We also incur costs as a result of additional service actions not covered by our warranties, including product recalls and customer satisfaction actions. Estimated costs are accrued at the time the service action is implemented and are based upon past claim rate experiences and the estimated cost of the repairs. Further discussion of our warranty costs and associated accruals is included in Note 5 to the Consolidated Financial Statements.

Stock-Based Compensation. Historically, we have granted stock options to our key employees and nonemployee directors as part of their compensation. Beginning in Fiscal 2007, we granted restricted stock awards to key employees and nonemployee directors instead of stock options.

The amount of stock-based compensation expense incurred and to be incurred in future periods is dependent upon a number of factors, such as the number of options and shares granted, the timing of stock option exercises, age of the recipient and actual forfeiture rates. We estimate the fair value of all stock option awards as of the date of grant by applying the Black-Scholes option-pricing model. The application of this valuation model involves assumptions, some of which are judgmental and highly sensitive. These assumptions include, among others, our expected stock price volatility and the expected life of our stock options, which are based primarily on our historical experience.

The value of the restricted stock is based on the closing price of our common stock on the date of grant.

The fair value of each award is amortized on a straight-line basis over the requisite service period or to an employee's eligible retirement date, if earlier. This amortization method is used because our awards typically vest over three years, beginning one year after date of grant or upon retirement if earlier; thus, options and restricted stock awards are expensed immediately upon grant for retirement-eligible employees. This feature accelerates expense in the period of grant (typically our first fiscal quarter) and creates an uneven pattern of stock-based compensation that results in relatively higher expense in our first fiscal quarter and relatively lower expense in our second through fourth quarters. The impact of this feature is significant since a majority of our awards are made to retirement-eligible employees. Further discussion of our stock-based compensation is included in Note 10 to the Consolidated Financial Statements.

Other. We have reserves for other loss exposures, such as litigation, taxes, product liability, repurchase commitments, worker's compensation, employee medical claims, inventory and accounts receivable. We also have loss exposure on loan guarantees. Establishing loss reserves for these matters requires the use of estimates and judgment in regards to risk exposure and ultimate liability. We estimate losses under the programs using consistent and appropriate methods; however, changes in assumptions could materially affect our recorded liabilities for loss.

Results of Operations

Fiscal 2008 Compared to Fiscal 2007

The following is an analysis of changes in key items included in the consolidated statements of income for the year ended August 30, 2008 compared to the year ended August 25, 2007:

	Year Ended (1)
(In thousands, except percent and per share data)	August 30, 2008	% of Revenues	August 25, 2007	% of Revenues	(Decrease) Increase	% Change

Net revenues	$ 604,352	100.0	$ 870,152	100.0	$ (265,800)	(30.5)
Cost of goods sold	569,580	94.2	770,955	88.6	(201,375)	(26.1)
Gross profit	34,772	5.8	99,197	11.4	(64,425)	(64.9)

Selling	18,482	3.1	19,865	2.3	(1,383)	(7.0)
General and administrative	21,359	3.5	24,446	2.8	(3,087)	(12.6)
Asset impairment	4,686	0.8	- - -	- - -	4,686	- - -
Operating expenses	44,527	7.4	44,311	5.1	216	0.5

Operating (loss) income	(9,755)	(1.6)	54,886	6.3	(64,641)	(117.8)

Financial income	4,314	0.7	6,523	0.8	(2,209)	(33.9)

Pre-tax (loss) income	(5,441)	(0.9)	61,409	7.1	(66,850)	(108.9)

(Benefit) provision for taxes	(8,225)	(1.4)	19,845	2.3	(28,070)	(141.4)

Net income	$ 2,784	0.5	$ 41,564	4.8	$ (38,780)	(93.3)

Diluted income per share	$ 0.10		$ 1.32		$ (1.22)	(92.8)

Fully diluted average shares outstanding	29,144		31,415		(2,271)	(7.2)

(1)	Fiscal year ended August 30, 2008 contained 53 weeks; fiscal year ended August 25, 2007 contained 52 weeks.

Unit deliveries consisted of the following:

	Year Ended (1)
(In units)	August 30, 2008	Product Mix %	August 25, 2007	Product Mix %	(Decrease) Increase	% Change
Class A gas	2,129	33.2	3,539	37.4	(1,410)	(39.8)
Class A diesel	900	14.1	1,492	15.7	(592)	(39.7)
Total Class A	3,029	47.3	5,031	53.1	(2,002)	(39.8)
Class B	140	2.2	- - -	- - -	140	- - -
Class C	3,238	50.5	4,438	46.9	(1,200)	(27.0)
Total deliveries	6,407	100.0	9,469	100.0	(3,062)	(32.3)

(1)	Fiscal year ended August 30, 2008 contained 53 weeks; fiscal year ended August 25, 2007 contained 52 weeks.

Net revenues for the year ended August 30, 2008 decreased $265.8 million, or 30.5 percent, primarily as a result of a 32.3 percent decrease in unit deliveries. We followed the industry trend as RVIA reported U.S. manufacturers' factory shipments decreased by 28.5 percent over the twelve months ending August 31, 2008. Our average selling price in Fiscal 2008 as compared to Fiscal 2007 was essentially flat, up only 0.7 percent. Price increases associated with the new model year were partially offset by increased wholesale and retail incentives and higher mix of lower-priced products. Total Class B and Class C unit deliveries were 52.7 percent of our total deliveries in Fiscal 2008 as compared to Class C deliveries which were 46.9 percent of our total deliveries in Fiscal 2007.

Gross profit margin decreased from 11.4 percent of net revenues during Fiscal 2007 to 5.8 percent of net revenues during Fiscal 2008. The deterioration of margin was primarily due to a significant reduction in production resulting in lower absorption of fixed costs. Also contributing to the reduced margins were additional wholesale and retail promotional programs and an increase of last-in, first-out (LIFO) expense in Fiscal 2008 as compared to Fiscal 2007 due to the increase in inflation and higher inventory levels at the end of the year.

Selling expenses decreased $1.4 million or 7.0 percent, during the fiscal year ended August 30, 2008. However, as a percent of net revenues, selling expenses were 3.1 percent during Fiscal 2008 compared to 2.3 percent for Fiscal 2007. The decrease in dollars was due primarily to reductions in salesmen incentives of $579,000, advertising expenses of $502,000 and wages and wage-related expenses of $422,000. The increase in percentage of net revenues was caused by the significant difference in revenue levels between the two fiscal periods.

General and administrative expenses decreased $3.1 million or 12.6 percent, during the fiscal year ended August 30, 2008. General and administrative expenses increased as a percentage of net revenues from 2.8 percent in Fiscal 2007 to 3.5 percent in Fiscal 2008. The decrease in dollars was due primarily to reduced management incentive compensation of $3.1 million and reduced product liability expense of $1.8 million, partially offset by severance costs of $1.3 million and an increase in legal and professional fees of $659,000. The increase in percentage of net revenues was caused by the significant difference in revenue levels between the two fiscal periods.

Financial income decreased $2.2 million, or 33.9 percent, for the fiscal year ended August 30, 2008. The decrease in financial income was due to a lower average investment balance with similar rates of return.

The overall effective income tax rate for Fiscal 2008 was a benefit of (151.2) percent compared to an expense of 32.3 percent for Fiscal 2007. Additional details concerning the tax rate are available in Note 8 to the Consolidated Financial Statements.

The following table breaks down the two aforementioned tax rates:

	August 30, 2008		August 25, 2007
(In thousands)	Amount	Effective Rate (%)	Amount	Effective Rate (%)
Tax (benefit) provision on current year operations (1)	$(3,345)	(61.5)	$ 19,845	32.3
Settlement of uncertain tax positions (2)	(4,149)	(76.3)	- - -	- - -
Other	(731)	(13.4)	- - -	- - -
Total (benefit) provision for taxes	$(8,225)	(151.2)	$ 19,845	32.3

(1)

The higher effective tax rate of a 61.5 percent benefit as compared to a 32.3 percent expense is primarily attributable to the Fiscal 2008 pre-tax loss of $5.4 million versus the Fiscal 2007 pre-tax income of $61.4 million.

(2)	A benefit of $4.1 million was recorded based on the favorable settlements of uncertain tax positions with various taxing jurisdictions.

Net income decreased by 93.3 percent and income per diluted share decreased by 92.8 percent when comparing Fiscal 2008 to Fiscal 2007.

Fiscal 2007 Compared to Fiscal 2006

The following is an analysis of changes in key items included in the consolidated statements of income for the year ended August 25, 2007 compared to the year ended August 26, 2006:

	Year Ended
(In thousands, except percent and per share data)	August 25, 2007	% of Revenues	August 26, 2006	% of Revenues	Increase (Decrease)	% Change

Net revenues	$870,152	100.0	$864,403	100.0	$5,749	0.7
Cost of goods sold	770,955	88.6	759,502	87.9	11,453	1.5
Gross profit	99,197	11.4	104,901	12.1	(5,704)	(5.4)

Selling	19,865	2.3	19,619	2.2	246	1.3
General and administrative	24,446	2.8	22,184	2.6	2,262	10.2
Operating expenses	44,311	5.1	41,803	4.8	2,508	6.0

Operating income	54,886	6.3	63,098	7.3	(8,212)	(13.0)

Financial income	6,523	0.8	5,097	0.6	1,426	28.0

Pre-tax income	61,409	7.1	68,195	7.9	(6,786)	(10.0)

Provision for taxes	19,845	2.3	23,451	2.7	(3,606)	(15.4)

Net income	$41,564	4.8	$44,744	5.2	$(3,180)	(7.1)

Diluted income per share	$1.32		$1.37		$(0.05)	(3.6)

Fully diluted average shares outstanding	31,415		32,550		(1,135)	(3.5)

Unit deliveries consisted of the following:

	Year Ended
(In units)	August 25, 2007	Product Mix %	August 26, 2006	Product Mix %	Increase (Decrease)	% Change
Class A gas	3,539	37.4	2,961	30.1	578	19.5
Class A diesel	1,492	15.7	1,494	15.2	(2)	(0.1)
Total Class A	5,031	53.1	4,455	45.3	576	12.9
Class C	4,438	46.9	5,388	54.7	(950)	(17.6)
Total deliveries	9,469	100.0	9,843	100.0	(374)	(3.8)

Net revenues for the year ended August 25, 2007 increased $5.7 million, or 0.7 percent, primarily as a result of an increase in the average motor home unit selling price of 4.9 percent which was partially offset by a 3.8 percent decrease in unit deliveries. The increase in the average unit selling price was due to the mix of products sold, as Class A motor homes represented 53.1 percent of the total volume in Fiscal 2007 as compared to 45.3 percent in the prior fiscal year. Class A volume increased during Fiscal 2007 due to the introduction of entirely new product offerings in this category, such as the Winnebago Vista and Itasca Sunstar during the second quarter and the Winnebago Destination and Itasca Latitude in the third quarter.

Gross profit margin decreased from 12.1 percent during Fiscal 2006 to 11.4 percent during Fiscal 2007. Gross profit was negatively impacted by lower production volumes which resulted in higher fixed costs per unit of production, and an increase in the mix of lower-margin motor homes, in both Class A and Class C categories. Also contributing, to a lesser extent, to the reduced margin was an increase in LIFO expense in Fiscal 2007 as compared to Fiscal 2006 due to the fact there was a LIFO inventory liquidation in Fiscal 2006 related to inventory level reductions.

Selling expenses increased $246,000, or 1.3 percent, during the fiscal year ended August 25, 2007. As a percent of net revenues, selling expenses were 2.3 percent during Fiscal 2007 compared to 2.2 percent for Fiscal 2006. The increase in dollars was due primarily to higher advertising expenses.

General and administrative expenses increased $2.3 million, or 10.2 percent, during Fiscal 2007. The increase in expense was due primarily to the increase in management incentive compensation expense, partially offset by a reduction in our product liability expense.

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

Net income decreased by 7.1 percent and income per diluted share decreased by 3.6 percent when comparing Fiscal 2007 to Fiscal 2006. The smaller percentage decrease in income per diluted share was due to a lower average number of shares of common stock outstanding during the fiscal year ended August 25, 2007, as a result of shares of common stock repurchased. (See Note 12 to the Consolidated Financial Statements.)

Analysis of Financial Condition, Liquidity and Resources

In fiscal years prior to Fiscal 2008, we have generated cash from operations, which has enabled us to meet our working capital needs and make appropriate investments in manufacturing equipment and facilities, as well as pay increased cash dividends and repurchase stock. Working capital at August 30, 2008 and August 25, 2007 was $108.5 million and $168.9 million, respectively, a decrease of $60.4 million.

Cash and cash equivalents totaled $17.9 million and $6.9 million as of August 30, 2008 and August 25, 2007, respectively.  Short-term and long-term investments net of temporary impairments totaled $40.6 million as of August 30, 2008 and $102.7 million as of August 25, 2007.  These investments were comprised of ARSs. (See Note 3 to the Consolidated Financial Statements.)

Until February 2008, the ARS market was highly liquid.  Starting the week of February 11, 2008, a substantial number of auctions "failed," meaning that there was not enough demand to sell all of the securities that holders desired to sell at auction.  From February 11, 2008 through our fiscal year end, August 30, 2008, we successfully sold $17.4 million of our $60 million portfolio at par value.  The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned generally every 35 days until the auction succeeds, the issuer calls the securities or the securities mature.  We continue to believe that we will ultimately recover all amounts invested in these ARSs. Management does not believe that the current illiquidity of these securities will have a material impact on our ability to execute our current business plan. In September 2008, we were able to sell our last municipal ARS at par value for $3.1 million, which was classified as a short-term investment at Fiscal 2008 year end.

On September 17, 2008, we entered into a Credit and Security Agreement with Wells Fargo. The Credit Agreement provides for a $25.0 million maximum revolving credit facility, based on certain accounts receivable and inventory accounts, expiring on September 17, 2010, unless terminated earlier in accordance with its terms. Interest on loans under the credit agreement will be a rate equal to either LIBOR plus 1.5% to 2.5% or prime rate plus (0.75)% to 0.25%. No borrowings have been made under the credit facility through October 29, 2008. The credit facility provides increased financial flexibility and, if needed, will be used for working capital and for other general corporate purposes. (See Note 16 to the Consolidated Financial Statements.)

We currently expect cash on hand, funds generated from operations (if any) and the availability on the new credit facility to be sufficient to cover both short-term and long-term operation requirements.

Operating Activities

Cash used by operating activities was $14.4 million for the fiscal year ended August 30, 2008 compared to cash provided of $27.8 million for the fiscal year ended August 25, 2007. Cash used in Fiscal 2008 was $31.3 million for the payment of accounts payable and $9.4 million due to an increase in chassis inventory, partially offset by a reduction in work-in-process inventories. The receipt of accounts receivable payments of $21.0 million helped to partially offset the cash used during Fiscal 2008. The single item that contributed to the change from cash provided by operations to cash used in operations was the significant reduction in net income from $41.6 million in Fiscal 2007 to $2.8 million in Fiscal 2008.

Investing Activities

Cash provided by investing activities was due primarily to proceeds from the sale or maturity of short-term investments of $288.1 million in Fiscal 2008 partially offset by purchases of $228.1 million of short-term investments. During Fiscal 2007, we had proceeds of $335.4 million from sales and purchases of $308.1 million in short-term investments. Other uses of cash were $3.7 million in Fiscal 2008 and $5.2 million in Fiscal 2007 for manufacturing equipment and facilities purchases.

Financing Activities

Primary uses of cash in financing activities for the fiscal year ended August 30, 2008 were $17.8 million for repurchases of outstanding common stock and payments of $14.0 million in dividends. Primary uses of cash in financing activities for the fiscal year ended August 25, 2007 were $64.7 million for repurchases of our outstanding common stock and payments of $12.5 million in dividends.

Anticipated Use of Funds

Estimated uses of our liquid assets for Fiscal 2009 include spending for capital expenditures of approximately $5 million, primarily for manufacturing equipment and facilities.

Contractual Obligations and Commercial Commitments

Our principal contractual obligations and commercial commitments as of August 30, 2008 were as follows:

	Payments Due By Period
(In thousands)	Total	Fiscal 2009	Fiscal 2010-2011	Fiscal 2012-2013	More than 5 Years
Postretirement health care obligations (1)	$ 30,827	$ 1,111	$ 2,773	$ 3,441	$ 23,502
Deferred compensation obligations (1)	26,638	2,428	4,790	4,195	15,225
Executive share option obligations (1) (2)	10,999	- - -	- - -	- - -	- - -
Split-dollar benefit obligations (1)	2,953	186	483	603	1,681
Operating leases (3)	383	153	230	- - -	- - -
Contracted services	192	137	55	- - -	- - -
Total contractual cash obligations	$ 71,992	$ 4,015	$ 8,331	$ 8,239	$ 40,408

Expiration By Period
(In thousands)	Total	Fiscal 2009	Fiscal 2010-2011	Fiscal 2012-2013	More than 5 Years
Guarantees (3)	$ 1,350	$ 1,350	$ - - -	$ - - -	$ - - -
Formal repurchase obligations (3)	199,733	199,733	- - -	- - -	- - -
Total commitments	$ 201,083	$ 201,083	$ - - -	$ - - -	$ - - -

(1)	See Note 6 to the Consolidated Financial Statements.
(2)	Payments by period cannot be determined as the participating individual may elect to exercise part or all of an option at their discretion.
(3)	See Note 7 to the Consolidated Financial Statements.

New Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements.

Impact of Inflation

Historically, the impact of inflation on our operations has not been significantly detrimental, as we have usually been able to adjust our prices to reflect the inflationary impact on the cost of manufacturing our product. In recent months, the costs of a number of raw materials and component parts utilized in manufacturing our motor homes have increased. While we have been able to pass on these increases historically, in the event we are unable to continue to do so due to market conditions, future increases in manufacturing costs could have a material adverse effect on our results of operations.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our investments are comprised of ARSs. These securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually. At the end of Fiscal 2008, all of the long-term ARSs we held were AAA/Aaa rated with most collateralized by student loans guaranteed by the U.S. Government under the Federal Family Education Loan Program. Our single short-term investment, which was subsequently sold in September 2008 was a municipal ARS with an A rating. Until Fiscal 2008, the auction rate securities market was highly liquid. During Fiscal 2008, a substantial number of auctions "failed," meaning that there was not enough demand to sell the entire issue of the securities that holders desired to sell at auction. The immediate effect of a failed auction is that certain holders cannot sell the securities at auction and the interest or dividend rate on the security generally resets to a maximum auction rate. In the case of a failed auction, with respect to the ARSs held us, the ARS is deemed not currently liquid. In the case of funds invested by us in ARSs which are the subject of a failed auction, we may not be able to access the funds prior to maturity without a loss of principal, unless a future auction on these investments is successful or the issuer calls the security pursuant to a mandatory tender or redemption.

The auction feature for each instrument is an opportunity to accept the reset rate or liquidate the instrument at its face value. In the past, the auction process has allowed investors to roll over their holdings or obtain immediate liquidity by selling the securities at par. We do not intend to hold these securities to maturity, but rather to use the auction feature to provide liquidity as the auction process permits. We continue to believe that we will ultimately recover all amounts invested in these auction rate securities. We have no reason to believe that any of the underlying issuers of our auction rate securities are presently at risk of default. However, the above developments have resulted in the classification of all of these securities as long-term investments, except for the municipal ARS investment, in our consolidated financial statements and a temporary impairment of $2.0 million or 5 percent of our initial investment as of August 30, 2008. If the issuers of these auction rate securities are unable to successfully clear future auctions and their credit ratings deteriorate, we may, in the future, be required to record additional impairment charges on these investments. We believe we will ultimately be able to liquidate our investment without significant loss primarily due to the collateral securing the ARSs. However, it could take until final maturity, which is 18 years on a weighted average basis, for us to recover the par value of the ARS.

ITEM 8.  Financial Statements and Supplementary Data

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Winnebago Industries, Inc. (the "Company") is responsible for establishing and maintaining effective internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. The Company's internal control over financial reporting is a process designed, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

The Company's internal control over financial reporting is supported by written policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

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

In connection with the preparation of the Company's annual consolidated financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company's internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management's assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company's internal control over financial reporting.

Based on this assessment, management has concluded that the Company's internal control over financial reporting was effective as of August 30, 2008.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, has issued an unqualified attestation report included herein, on management's assessment of internal control over financial reporting.

/s/ Robert J. Olson	/s/ Sarah N. Nielsen
Robert J. Olson	Sarah N. Nielsen
Chairman of the Board, Chief	Vice President,
Executive Officer and President	Chief Financial Officer

October 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Winnebago Industries, Inc.

Forest City, Iowa

We have audited the internal control over financial reporting of Winnebago Industries, Inc. (the "Company") as of August 30, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 30, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended August 30, 2008, of the Company and our report dated October 29, 2008 expressed an unqualified opinion on those consolidated financial statements and included explanatory paragraphs regarding the Company’s changes in methods of accounting for unrecognized tax benefits and its Collateral Assignment Split-Dollar Life Insurance Arrangement in 2008 described in Notes 8 and 6.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Minneapolis, Minnesota

October 29, 2008

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders

Winnebago Industries, Inc.

Forest City, Iowa

We have audited the accompanying balance sheets of Winnebago Industries, Inc. (the "Company") as of August 30, 2008 and August 25, 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years ended in the period ended August 30, 2008. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 30, 2008 and August 25, 2007, and the results of its operations and its cash flows for each of the three years in the period ended August 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for unrecognized tax benefits to conform to Statement of Financial Accounting Standards Interpretation No. 48 as of August 26, 2007.

As discussed in Note 6 to the consolidated financial statements, the Company changed its method of accounting for its Collateral Assignment Split-Dollar Life Insurance Arrangement as of August 30, 2008.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of August 30, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 29, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Minneapolis, Minnesota

October 29, 2008

Winnebago Industries, Inc.

Consolidated Statements of Income

	Year Ended
(In thousands, except per share data)	August 30, 2008 (1)	August 25, 2007	August 26, 2006

Net revenues	$ 604,352	$ 870,152	$ 864,403
Cost of goods sold	569,580	770,955	759,502
Gross profit	34,772	99,197	104,901

Operating expenses:
Selling	18,482	19,865	19,619
General and administrative	21,359	24,446	22,184
Asset impairment	4,686	- - -	- - -
Total operating expenses	44,527	44,311	41,803

Operating (loss) income	(9,755)	54,886	63,098

Financial income	4,314	6,523	5,097
(Loss) income before income taxes	(5,441)	61,409	68,195

(Benefit) provision for taxes	(8,225)	19,845	23,451
Net income	$ 2,784	$ 41,564	$ 44,744

Income per common share:
Basic	$ 0.10	$ 1.33	$ 1.39
Diluted	$ 0.10	$ 1.32	$ 1.37

Weighted average common shares outstanding:
Basic	29,093	31,162	32,265
Diluted	29,144	31,415	32,550

(1)	Fiscal year ended August 30, 2008 contained 53 weeks; all other fiscal years contained 52 weeks.

See notes to consolidated financial statements.

Winnebago Industries, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)	August 30, 2008	August 25, 2007

Assets
Current assets:
Cash and cash equivalents	$17,851	$6,889
Short-term investments	3,100	102,650
Receivables, less allowance for doubtful accounts ($177 and $133, respectively)	9,426	30,285
Inventories	110,596	101,208
Prepaid expenses and other assets	3,715	3,981
Income taxes receivable	6,618	- - -
Deferred income taxes	11,575	12,687
Total current assets	162,881	257,700
Property and equipment, at cost:
Land	934	934
Buildings	55,977	59,525
Machinery and equipment	97,002	98,026
Transportation equipment	9,455	9,593
Total property and equipment, at cost	163,368	168,078
Accumulated depreciation	(123,271)	(116,689)
Total property and equipment, net	40,097	51,389
Long-term investments	37,538	- - -
Investment in life insurance	22,123	20,015
Deferred income taxes	26,862	19,856
Other assets	15,954	17,550
Total assets	$305,455	$366,510

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,631	$35,286
Income taxes payable	76	4,252
Accrued expenses:
Accrued compensation	10,070	16,946
Product warranties	9,859	11,259
Self-insurance	6,630	7,919
Promotional	2,642	3,793
Accrued dividends	3,489	3,546
Other	5,936	5,836
Total current liabilities	54,333	88,837
Total long-term liabilities:
Unrecognized tax benefits	9,469	- - -
Postretirement health care and deferred compensations benefits	67,729	69,319
Total long-term liabilities	77,198	69,319
Contingent liabilities and commitments
Stockholders’ equity:
Capital stock common, par value $0.50; authorized 60,000 shares, issued 51,776 shares	25,888	25,888
Additional paid-in capital	29,632	28,646
Retained earnings	489,194	509,056
Accumulated other comprehensive income	9,813	11,090
Treasury stock, at cost (22,706 and 22,223 shares, respectively)	(380,603)	(366,326)
Total stockholders’ equity	173,924	208,354
Total liabilities and stockholders’ equity	$305,455	$366,510

See notes to consolidated financial statements.

Winnebago Industries, Inc.

Consolidated Statements of Changes in Stockholders' Equity

(In thousands, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre-hensive Income	Treasury Stock		Total Stock-holders' Equity
	Number	Amount				Number	Amount
Balance, August 27, 2005	51,776	$ 25,888	$ 16,811	$ 447,518	$ - - -	(18,787)	$ (254,330)	$ 235,887

Stock option exercises	- - -	- - -	680	- - -	- - -	123	1,735	2,415
Issuance of stock to directors	- - -	- - -	135	- - -	- - -	8	117	252
Stock-based compensation	- - -	- - -	4,642	- - -	- - -	- - -	- - -	4,642
Payments for the purchase of common stock	- - -	- - -	- - -	- - -	- - -	(1,977)	(57,802)	(57,802)
Cash dividends paid and accrued on common stock - $0.37 per share	- - -	- - -	- - -	(11,816)	- - -	- - -	- - -	(11,816)
Net income	- - -	- - -	- - -	44,744	- - -	- - -	- - -	44,744
Balance, August 26, 2006	51,776	$ 25,888	$ 22,268	$ 480,446	- - -	(20,633)	$ (310,280)	$ 218,322

Stock option exercises	- - -	- - -	3,312	- - -	- - -	449	6,799	10,111
Issuance of stock to directors	- - -	- - -	241	- - -	- - -	15	219	460
Issuance of restricted stock	- - -	- - -	(1,586)	- - -	- - -	106	1,586	- - -
Stock-based compensation	- - -	- - -	4,411	- - -	- - -	- - -	- - -	4,411
Payments for the purchase of common stock	- - -	- - -	- - -	- - -	- - -	(2,160)	(64,650)	(64,650)
Cash dividends paid and accrued on common stock - $0.42 per share	- - -	- - -	- - -	(12,954)	- - -	- - -	- - -	(12,954)
Adjustments to initially apply new accounting standards, net of $6,474 tax	- - -	- - -	- - -	- - -	11,090	- - -	- - -	11,090
Net income	- - -	- - -	- - -	41,564	- - -	- - -	- - -	41,564
Balance, August 25, 2007	51,776	$ 25,888	$ 28,646	$ 509,056	$ 11,090	(22,223)	$ (366,326)	$ 208,354
Stock option exercises	- - -	- - -	(427)	- - -	- - -	59	992	565
Issuance of stock to directors	- - -	- - -	60	- - -	- - -	23	383	443
Issuance of restricted stock, net of forfeitures	- - -	- - -	(2,119)	- - -	- - -	128	2,119	- - -
Stock-based compensation	- - -	- - -	3,472	- - -	- - -	- - -	- - -	3,472
Payments for the purchase of common stock	- - -	- - -	- - -	- - -	- - -	(693)	(17,771)	(17,771)
Cash dividends paid and accrued on common stock - $0.48 per share	- - -	- - -	- - -	(13,940)	- - -	- - -	- - -	(13,940)
Adjustments to initially apply accounting standards net of $1,111 tax	- - -	- - -	- - -	(8,706)	- - -	- - -	- - -	(8,706)
Prior service cost and actuarial loss, net of $180 tax	- - -	- - -	- - -	- - -	(53)	- - -	- - -	(53)
Temporary impairment of investments, net of $738 tax	- - -	- - -	- - -	- - -	(1,224)	- - -	- - -	(1,224)
Net income	- - -	- - -	- - -	2,784	- - -	- - -	- - -	2,784
Balance, August 30, 2008	51,776	$ 25,888	$ 29,632	$ 489,194	$ 9,813	(22,706)	$ (380,603)	$ 173,924

See notes to consolidated financial statements.

Winnebago Industries, Inc.

Consolidated Statements of Cash Flows

	Year Ended (1)
(In thousands)	August 30, 2008	August 25, 2007	August 26, 2006

Operating activities:
Net income	$2,784	$41,564	$44,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,907	10,495	10,635
Asset impairment	4,686	- - -	- - -
Stock-based compensation	3,915	4,871	4,894
Deferred income taxes	3,490	(3,232)	538
Postretirement benefit income and deferred compensation expense	1,414	1,539	1,319
Provision for doubtful accounts	103	187	161
Loss on disposal of property	64	4	156
Other	74	39	73
Excess tax benefit from stock-based compensation	(92)	(1,587)	(501)
Increase in cash surrender value of life insurance policies	(759)	(871)	(976)
Change in assets and liabilities:
Inventories	(9,388)	(24,127)	43,574
Receivables and prepaid assets	21,022	(8,325)	18,954
Income taxes payable	(17,665)	(3,243)	3,955
Accounts payable and accrued expenses	(31,301)	11,686	(13,300)
Postretirement and deferred compensation benefits	(2,632)	(1,249)	(971)
Net cash (used in) provided by operating activities	(14,378)	27,751	113,255

Investing activities:
Purchases of short-term investments	(228,069)	(308,149)	(214,825)
Proceeds from the sale or maturity of short-term investments	288,119	335,449	177,975
Purchases of property and equipment	(3,720)	(5,245)	(4,830)
Proceeds from the sale of property	298	279	594
Other	(255)	(564)	374
Net cash provided by (used in) investing activities	56,373	21,770	(40,712)

Financing activities:
Payments for purchases of common stock	(17,771)	(64,650)	(57,802)
Payments of cash dividends	(13,997)	(12,517)	(11,670)
Proceeds from exercise of stock options	643	8,014	1,878
Excess tax benefit from stock-based compensation	92	1,587	501
Net cash used in financing activities	(31,033)	(67,566)	(67,093)

Net increase (decrease) in cash and cash equivalents	10,962	(18,045)	5,450
Cash and cash equivalents at beginning of year	6,889	24,934	19,484
Cash and cash equivalents at end of year	$17,851	$6,889	$24,934

Supplement cash flow disclosure:
Income taxes paid	$8,487	$26,319	$18,958

(1)	Fiscal year ended August 30, 2008 contained 53 weeks; all other fiscal years contained 52 weeks.

See notes to consolidated financial statements.

Winnebago Industries, Inc.

Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the parent company and subsidiary companies. All material intercompany balances and transactions with subsidiaries have been eliminated.

Fiscal Period

We follow a 52/53-week fiscal year, ending the last Saturday in August. The financial statements for Fiscal 2008 contained 53 weeks. Fiscal 2007 and Fiscal 2006 contained 52 weeks.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Inventories

Inventories are valued at the lower of cost or market, with cost being determined principally by using the LIFO method and market defined as net realizable value.

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

Income Taxes

We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns.

Winnebago Industries, Inc.

Notes to Consolidated Financial Statements (Continued)

Legal

Our accounting policy regarding litigation expense is to accrue for probable exposure including estimated defense costs if we are able to estimate the financial impact.

Revenue Recognition

Generally, revenues for motor homes are recorded when all of the following conditions are met: an order for a product has been received from a dealer, written or verbal approval for payment has been received from the dealer's floorplan financing institution, and the product is delivered to the dealer who placed the order. Most sales are financed under floorplan financing arrangements with banks or finance companies.

Revenues of our OEM components and motor home related parts are recorded as the products are shipped from our location. The title of ownership transfers on these products as they leave our location due to the freight terms of F.O.B. - Forest City, Iowa.

Sales Promotions and Incentives

We accrue for estimated sales promotions and incentive expenses, which are recognized as a reduction to revenues, at the time of sale to the dealer or when the sales incentive is offered to the dealer or retail customer. Examples of sales promotion and incentive programs include dealer and consumer rebates, volume discounts, retail financing programs and sales associate incentives. Sales promotion and incentive expenses are estimated based on current programs and historical rates.

Shipping Revenues and Expenses

Shipping revenues for products shipped are included within sales, while shipping expenses are included within cost of goods sold.

Research and Development

Research and development expenditures are expensed as incurred. A portion of these expenditures qualify for state and federal tax benefits. Development activities generally relate to creating new products and improving or creating variations of existing products to meet new applications. During Fiscal 2008, 2007 and 2006, we spent approximately $4.1 million, $4.3 million and $3.9 million, respectively, on research and development activities.

Income Per Common Share

Basic income per common share is computed by dividing net income by the weighted average common shares outstanding during the period.

Diluted income per common share is computed by dividing net income by the weighted average common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock options. (See Note 12 to the Consolidated Financial Statements.)

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies to other accounting pronouncements that require or permit fair value measurements where the FASB has previously determined that under those pronouncements, fair value is the appropriate measurement. This statement is effective for fiscal years beginning after November 15, 2007 (our Fiscal 2009). We are currently evaluating the impact of the adoption of SFAS No. 157 where fair value measurements are used.

In February 2007, FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for fiscal years beginning after November 15, 2007 (our Fiscal 2009). We are currently evaluating the impact of the adoption of FAS No. 159.

Winnebago Industries, Inc.

Notes to Consolidated Financial Statements (Continued)

In June 2008, the FASB issued a FASB Staff Position (FSP) on the FASB’s Emerging Issues Task Force (EITF) Issue No. 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (FSP EITF 03-06-1). This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in SFAS No. 128, Earnings Per Share. It affects entities that accrue or pay nonforfeitable cash dividends on share-based payment awards during the awards’ service period. FSP EITF 03-06-1 is effective for fiscal years beginning after December 15, 2008 (our Fiscal 2010) and interim periods within those fiscal years and will require a retrospective adjustment to all prior period EPS. We are currently evaluating the impact this FSP will have on our calculation and presentation of EPS.

Note 2: Restructuring Costs

In response to negative motor home wholesale and retail trends and uncertainty regarding the future of the economy, on June 2, 2008 our Board of Directors approved a strategic manufacturing consolidation decision to idle our manufacturing facility in Charles City, Iowa which assembled the Class C motor homes. The relocation of the Charles City manufacturing capacity to our Forest City facility was completed in August 2008. This action resulted in an asset impairment charge of approximately $4.7 million.

As a result of the idling of the Charles City manufacturing facility and position eliminations in Forest City and Hampton, Iowa throughout the fiscal year, severance charges of $1.3 million were incurred and paid. These expenses are included in general and administrative expense.

Note 3: Investments

We purchase investments and marketable securities that have been designated as "available-for-sale" in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses reported in accumulated other comprehensive income a component of stockholders' equity.

At August 30, 2008, we held $42.6 million (par value) of investments comprised of tax-exempt ARSs, which are variable rate debt securities and have a long-term maturity with the interest rate being reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually. At the end of Fiscal 2008, all of the long-term ARSs we held were AAA/Aaa rated, with most collateralized by student loans guaranteed by the U.S. Government under the Federal Family Education Loan Program. Our single short-term investment, which was subsequently sold in September 2008, was a municipal ARS with an A rating. Until Fiscal 2008, the auction rate securities market was highly liquid. During Fiscal 2008, a substantial number of auctions "failed," meaning that there was not enough demand to sell all of the securities that holders desired to sell at auction.

At the end of Fiscal 2008, there was insufficient observable ARS market information available to determine the fair value of our investments. Therefore, we estimated fair value by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, final stated maturities, estimates on the probability of the issue being called prior to final maturity, impact due to extended periods of maximum auction rates and broker quotes from independent evaluators. Based on this analysis, we recorded a temporary impairment of $2.0 million related to our ARS investments as of August 30, 2008. We believe this temporary impairment is primarily attributable to the limited liquidity of these investments.

We do not believe that any of the underlying issuers of our ARSs are presently at risk of default. We continue to receive interest payments in accordance with their terms. We believe we will ultimately be able to liquidate our investments without significant loss primarily due to the collateral securing the ARSs. However, it could take until final maturity, which is 18 years on a weighted average basis. On September 8, 2008, we were able to sell our last municipal related ARS at par value plus accrued interest. This security is listed at par value and classified as a short-term investment. We believe the recovery period for remaining investments is likely to be longer than 12 months and as a result, we have recorded these investments as long-term as of August 30, 2008. As of October 29, 2008, all of our brokers had in principle agreed to legal settlements to repurchase ARSs that were held by certain investors as of February 13, 2008. Terms of one of these settlements provide for repurchase at par value for approximately $13.5 million of our ARS balance beginning June 30, 2010 and ending July 2, 2012; however, the remainder of our ARS portfolio is not covered by any legal settlement.

Winnebago Industries, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 4: Inventories

Inventories consist of the following:

(In thousands)	August 30, 2008	August 25, 2007
Finished goods	$41,716	$45,489
Work-in-process	31,187	41,417
Raw materials	75,010	47,007
	147,913	133,913
LIFO reserve	(37,317)	(32,705)
Total inventories	$110,596	$101,208

The above value of inventories, before reduction for the LIFO reserve, approximates replacement cost at the respective dates.

Note 5: Warranty

We provide our motor home customers a comprehensive 12-month/15,000-mile warranty on the Class A, Class B and Class C coach, and a 3-year/36,000-mile structural warranty on Class A and Class C sidewalls and floors. We record a liability based on our estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Changes in our product warranty liability during Fiscal 2008 and Fiscal 2007 are as follows:

(In thousands)	August 30, 2008	August 25, 2007
Balance at beginning of year	$11,259	$9,523
Provision	10,967	13,257
Claims paid	(12,367)	(11,521)
Balance at end of year	$9,859	$11,259

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

Changes in our reserve for customer service actions during Fiscal 2008 and Fiscal 2007 are as follows:

(In thousands)	August 30, 2008	August 25, 2007
Balance at beginning of year	$253	$505
Provision	64	410
Claims paid	(211)	(662)
Balance at end of year	$106	$253

Note 6: Employee and Retiree Benefits

Long-term postretirement health care and deferred compensation benefits are as follows:

(In thousands)	August 30, 2008	August 25, 2007
Postretirement health care benefit cost (1)	$29,752	$31,581
Non-qualified deferred compensation (2)	24,155	25,041
Executive share option plan liability	10,999	12,675
Split-dollar benefit liability (3)	2,767	- - -
Executive deferred compensation	56	22
Total postretirement health care and deferred compensation benefits	$67,729	$69,319

(1)	The current portion of accrued postretirement benefit cost of $1.1 million and $979,000 as of August 30, 2008 and August 25, 2007, respectively, is included within other accrued expenses.
(2)	The current portion of deferred compensation liability of $2.4 million and $1.6 million as of August 30, 2008 and August 25, 2007, respectively, is included within accrued compensation.
(3)	The current portion of the split-dollar liability of $186,000 and -0- as of August 31, 2008 and August 25, 2007, respectively, is included within accrued compensation.

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

We adopted SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement Nos. 87, 88, 106, and 132(R) at the end of Fiscal 2007. The adoption resulted in a decrease in total assets of $6.4 million, a decrease in total liabilities of $17.6 million, and an increase in total shareholders' equity of $11.1 million, net of tax. The adoption of this standard had no impact on our consolidated results of operations.

The following tables present reconciliations of the benefit obligation and the funded status of the plan:

(In thousands)	August 30, 2008		August 25, 2007
Change in benefit obligation:
Accumulated benefit obligation, beginning of year		$32,560		$31,918
Interest cost		2,003		1,888
Service cost		734		809
Net benefits paid		(1,046)		(872)
Actuarial gain		(3,424)		(1,183)
Benefit obligation, end of year		$30,827		$32,560

Funded status	$	- - -	$	- - -
Accumulated benefit obligation in excess of plan assets		30,827		32,560
Accrued postretirement health care benefit cost (short- and long-term)		$30,827		$32,560

Amounts recognized in the consolidated balance sheets are as follows:

(In thousands)	August 30, 2008	August 25, 2007
Current liabilities	$1,075	$979
Noncurrent liabilities	29,752	31,581
	$30,827	$32,560

Net periodic postretirement benefit income for the past three fiscal years consisted of the following components:

(In thousands)	August 30, 2008	August 25, 2007	August 26, 2006
Interest cost	$2,003	$1,888	$1,826
Service cost	734	809	931
Net amortization and deferral	(3,298)	(3,187)	(2,948)
Net periodic postretirement benefit income	$(561)	$(490)	$(191)

Amounts not yet recognized in net periodic benefit cost and included in accumulated other comprehensive income (before taxes) are as follows:

(In thousands)	August 30, 2008	August 25, 2007
Prior service credit	$(30,399)	$(34,647)
Net actuarial loss	12,709	17,083
Accumulated other comprehensive income	$(17,690)	$(17,564)

The estimated actuarial net loss and prior service credit that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2009 are $702,000 and $(4.2) million, respectively.

Winnebago Industries, Inc.

Notes to Consolidated Financial Statements (Continued)

The discount rate used in determining the accumulated postretirement benefit obligation was 7.0 percent at August 30, 2008 and 6.25 percent at August 25, 2007. The average assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligations as of August 30, 2008 was 8.5 percent, decreasing each successive year until it reaches 4.5 percent in 2017, after which it remains constant.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

(In thousands)	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost components	$ 16	$ (20)
Effect on postretirement benefit obligation	$ 226	$ (279)

Expected future benefit payments for postretirement health care for the next 10 years are as follows:

(In thousands)
Year Ended	Amount
2009	$1,111
2010	1,294
2011	1,479
2012	1,641
2013	1,800
2014 - 2018	$11,634
18,959

The expected benefits have been estimated based on the same assumptions used to measure our benefit obligation as of August 30, 2008 and include benefits attached to estimated future employees' services.

Deferred Compensation Benefits

Non-Qualified Deferred Compensation Program (1981)

We have a Non-Qualified Deferred Compensation Program which permitted key employees to annually elect (via individual contracts) to defer a portion of their compensation until their retirement. The plan has been closed to any additional deferrals since January 2001. The retirement benefit to be provided is based upon the amount of compensation deferred and the age of the individual at the time of the contracted deferral. An individual generally vests at the later of age 55 and five years of service since the deferral was made. For deferrals prior to December 1992, vesting occurs at the later of age 55 and five years of service from first deferral or 20 years of service. Deferred compensation expense was $1.8 million, $1.8 million and $1.5 million in Fiscal 2008, 2007 and 2006, respectively. Total deferred compensation liabilities were $26.6 million and $26.7 million at August 30, 2008 and August 25, 2007, respectively.

To assist in funding the deferred compensation liability, we have invested in corporate-owned life insurance policies. The cash surrender value of these policies are presented as investment in life insurance in the accompanying consolidated balance sheets.

Investment in life insurance consisted of the following:

(In thousands)	August 30, 2008	August 25, 2007
Corporate-owned life insurance:
Cash value	$40,306	$38,112
Borrowings	(24,159)	(22,349)
Cash surrender value	16,147	15,763
Split-dollar life insurance	5,787	4,062
Other company-owned life insurance policies	189	190
Total investment in life insurance	$22,123	$20,015

Split-Dollar Life Insurance (1988)

We have a Split-Dollar Life Insurance Program with respect to management personnel which was discontinued in 1998. The primary purpose of this insurance was to provide these individuals with supplemental retirement income for a period of 15 years after retirement.

Winnebago Industries, Inc.

Notes to Consolidated Financial Statements (Continued)

In Fiscal 2007, the Split-Dollar Life Insurance balance of $4.1 million included within the asset investment of life insurance, reflected receivables from employees for premiums paid by us on their behalf. These receivables are collateralized by the assignment of employee-owned life insurance for the reimbursement of premiums paid by us from the net death benefit proceeds of the policies, upon the death of the insured. At the end of Fiscal 2008, EITF No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangement, was adopted and as a result, the asset was increased by $1.7 million, to reflect the total cash surrender value of the policies. Also, an associated liability of $3.0 million was established to reflect the future postretirement benefit obligation associated with this program, a deferred tax asset of $1.1 million was established and the impact to total stockholders' equity was a reduction of $159,000, net of tax.

Non-Qualified Share Option Program (2001)

In addition, we have a Non-Qualified Share Option Program which permitted participants in the Executive Share Option Plan (the "Executive Plan") to choose to exchange a portion of their salary or other eligible compensation for options on selected securities, primarily equity-based mutual funds. These assets are treated as trading securities and are recorded at fair value. The Executive Plan has been closed to any additional deferrals since January 2005. Total Executive Plan assets are included in other assets and total Executive Plan liabilities are included in postretirement health care and deferred compensation benefits in the accompanying consolidated balance sheets. Such assets on August 30, 2008 and August 25, 2007 were $13.5 million and $15.3 million, respectively, and the liabilities were $11.0 million and $12.7 million, respectively. The difference between the asset and liability balances represents the additional 25 percent we contributed at the time of the initial deferrals to aid in potential additional earnings to the participant. This contribution is required to be paid back to us when the option is exercised.

Executive Deferred Compensation Plan (2007)

In December 2006, we adopted the Winnebago Industries, Inc. Executive Deferred Compensation Plan (the "Executive Deferred Compensation Plan"). Under the Executive Deferred Compensation Plan, corporate officers and certain key employees may annually choose to defer up to 50 percent of their salary and up to 100 percent of their cash incentive awards. The assets are presented as other assets and the liabilities are presented as postretirement health care and deferred compensation benefits in the accompanying consolidated balance sheets. Such assets on August 30, 2008 and August 25, 2007 were $55,000 and $20,000, respectively, and liabilities were $56,000 and $22,000, respectively.

Profit Sharing Plan

We have a qualified profit sharing and contributory 401(k) plan for eligible employees. The plan provides for quarterly discretionary cash contributions as approved by our Board of Directors. Contributions to the plan for Fiscal 2008, 2007 and 2006 were $2.3 million, $2.5 million and $2.6 million, respectively.

Note 7: Contingent Liabilities and Commitments

Repurchase Commitments

Generally, companies in the RV industry enter into repurchase agreements with lending institutions which have provided wholesale floorplan financing to dealers. Most dealers' motor homes are financed on a "floorplan" basis under which a bank or finance company lends the dealer all, or substantially all, of the purchase price, collateralized by a security interest in the motor homes purchased.

Our repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The agreements provide that our liability will not exceed 100 percent of the dealer invoice and provide for periodic liability reductions based on the time since the date of the original invoice. These repurchase obligations expire upon the earlier to occur of (i) the dealer's sale of the financed unit or (ii) one year from the date of the original invoice. Our obligations under these repurchase agreements are reduced by the proceeds received upon the resale of any repurchased unit. Our contingent liability on these repurchase agreements was approximately $199.7 million and $308.2 million at August 30, 2008 and August 25, 2007, respectively.

In certain instances, we also repurchase inventory from our dealers due to state requirements or relationship terminations.

The reserve methodology used to record an estimated expense and loss reserve in each accounting period is based upon our repurchase history. This potential loss reserve is presented as other accrued liabilities in the accompanying consolidated balance sheets. Repurchase sales are not recorded as a revenue transaction, but the net difference between the original repurchase price and the resale price will be recorded against the loss reserve.

Winnebago Industries, Inc.

Notes to Consolidated Financial Statements (Continued)

In the past three fiscal years, we had the following repurchase activity:

(In thousands, except for units)	2008	2007	2006
Units	36	48	31
Amount repurchased	$3,003	$3,735	$2,813
Loss recognized	$162	$117	$112
Repurchase reserve	$661	$84	$84

Prior to Fiscal 2008, we only disclosed activity related to repurchase agreements with lending institutions. The repurchase activity within the state requirements or terminations category were not significant. We have increased our reserve for repurchases to provide for potential future losses. The potential increase in losses results from more recent market difficulties for the recreation vehicle industry.

Guarantees For Suppliers

During the second quarter of Fiscal 2004, we entered into a five-year limited guarantee agreement ("Guarantee Agreement") with a leasing corporation ("Landlord") and an unaffiliated third-party paint supplier (the "Supplier"). The Landlord constructed a paint facility through debt financing on land adjoining our Charles City manufacturing plant for the Supplier. The Landlord and the Supplier have signed a ten-year lease agreement which commenced on August 1, 2004. The Guarantee Agreement states that we will guarantee the first 60 monthly lease payments (totaling approximately $1.6 million of which $286,000 was remaining as of August 30, 2008). In the event of payment default before August 2009 and the Supplier's failure to correct the default, the Landlord shall give us (Guarantor) written notice of its intent to terminate said lease. At the time of this notification, we have various options that we must exercise in a timely manner. One alternative is to exercise an option to purchase the real estate with improvements from the Landlord. The price we would pay would be the outstanding loan owed by the Landlord to construct the paint facility, which was approximately $1.4 million as of August 30, 2008. As of August 30, 2008, the Supplier is current with its lease payment obligations to the Landlord. In August 2004, approximately $315,000 was recorded by us as the estimated fair value for the guarantee. As of August 30, 2008, the balance of the guarantee was approximately $57,000 and presented as other accrued liabilities in the accompanying consolidated balance sheets.

Self-Insured Product Liability

We have an insurance policy covering product liability claims, however, we self-insure for a portion of product liability claims. Self-insurance retention liability varies annually based on market conditions and for at least the last five fiscal years was at $2.5 million per occurrence and $6.0 million in aggregate per policy year. In the event that the annual aggregate of the self-insured retention is exhausted by payment of claims and defense expenses, a deductible of $1.0 million, excluding defense expenses, is applicable to each claim covered under this policy. Our product liability accrual is included within accrued self-insurance on our consolidated balance sheet along with other types of self-insured liabilities, such as workers' compensation and employee medical claims.

Litigation

We are involved in various legal proceedings which are ordinary routine litigation incidental to our business, some of which are covered in whole or in part by insurance. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to this litigation, we believe that while the final resolution of any such litigation may have an impact on our consolidated results for a particular reporting period, the ultimate disposition of such litigation will not have any material adverse effect on our financial position, results of operations or liquidity.

Lease Commitments

We lease certain facilities and equipment under operating leases. Lease expense was $294,000 for Fiscal 2008, $281,000 for Fiscal 2007 and $318,000 for Fiscal 2006. Minimum future lease commitments under noncancelable lease agreements in excess of one year as of August 30, 2008 are as follows:

(In thousands)
Year Ended	Amount
2009	$153
2010	125
2011	105
Total	$$383

Winnebago Industries, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 8: Income Taxes

The components of the (benefit) provision for income taxes are as follows:

	Year Ended
(In thousands)	August 30, 2008	August 25, 2007	August 26, 2006
Current
Federal	$(2,132)	$21,427	$21,360
State	(4,212)	1,650	1,553
Total current (benefit) provision	(6,344)	23,077	22,913
Deferred
Federal	(1,630)	(2,799)	266
State	(251)	(433)	272
Total deferred (benefit) provision	(1,881)	(3,232)	538
Total (benefit) provision	$(8,225)	$19,845	$23,451

The following is a reconciliation of the U.S. statutory income tax rate to our effective tax rate:

	Year Ended
(Stated as a percentage)	August 30, 2008	August 25, 2007	August 26, 2006
U.S. federal statutory rate	(35.0)	35.0	35.0
Tax-free and dividend income	(69.6)	(2.9)	(2.0)
Domestic production activities credit	- - -	(1.1)	(1.0)
State taxes, net of federal benefit	1.3	1.5	1.6
Incentive stock options	2.1	0.3	1.2
Provision for uncertain tax positions	24.1	- - -	- - -
Settlement of uncertain tax positions	(76.3)	- - -	- - -
Other	2.2	(0.5)	0.1
Effective tax (benefit) provision rate	(151.2)	32.3	34.9

Winnebago Industries, Inc.

Notes to Consolidated Financial Statements (Continued)

Significant items comprising our net deferred tax assets are as follows:

	August 30, 2008				August 25, 2007
(In thousands)	Assets	Liabilities		Total	Assets	Liabilities		Total
Current
Warranty reserves	$3,661	$	- - -	$3,661	$4,150	$	- - -	$4,150
Stock-based compensation	2,277		- - -	2,277	1,143		- - -	1,143
Self-insurance reserve	2,068		- - -	2,068	2,247		- - -	2,247
Accrued vacation	1,817		- - -	1,817	2,247		- - -	2,247
Miscellaneous reserves	1,722		(392)	1,330	1,220		(477)	743
Carry forward tax credits (1)	1,394		- - -	1,394	1,274		- - -	1,274
Inventory valuation	- - -		(647)	(647)	883		- - -	883
Total current	12,939		(1,039)	11,900	13,164		(477)	12,687
Noncurrent
Deferred compensation	15,665		- - -	15,665	13,868		- - -	13,868
Postretirement health care benefits	11,560		- - -	11,560	12,001		- - -	12,001
Unrecognized tax benefit	2,493		- - -	2,493	- - -		- - -	- - -
Long-term investment impairment	736		- - -	736	- - -		- - -	- - -
Depreciation	- - -		(3,631)	(3,631)	- - -		(6,013)	(6,013)
Other	39		- - -	39	- - -		- - -	- - -
Total noncurrent	30,493		(3,631)	26,862	25,869		(6,013)	19,856
Subtotal	43,432		(4,670)	38,762	39,033		(6,490)	32,543
Valuation allowance (1)	(325)		- - -	(325)	- - -		- - -	- - -
Total deferred tax assets	$43,107		$(4,670)	$38,437	$39,033		$(6,490)	$32,543

(1)	The carry forward tax credits will expire in Fiscal 2014. A valuation allowance of $325,000 was established on a portion of these tax credits due to the unlikelihood of utilization.

On August 26, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, among other items. In addition, FIN 48 provides guidance on classification of tax liabilities, interest and penalties, accounting interim periods, disclosure, and transition with respect to the application of the new accounting standard. As a result of adoption in the first quarter of Fiscal 2008, we recognized a cumulative effect adjustment of $8.5 million as a reduction to the balance of retained earnings, an increase of $7.1 million in deferred tax assets, and an increase of $15.6 million in tax liabilities. The amount of unrecognized tax benefits totaled $21.8 million, of which $8.3 million was accrued for interest and penalties. It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits into tax expense.

Changes in the unrecognized tax benefit during Fiscal 2008 were as follows:

(In thousands)	2008
Unrecognized tax benefits - opening balance	$(21,807)
Gross increases - tax positions in a prior period	(979)
Gross decreases - tax positions in a prior period	7,218
Gross increases - current period tax positions	(1,862)
Settlements	7,961
Unrecognized tax benefits - ending balance	$(9,469)

If the remaining uncertain positions are ultimately resolved, approximately $4.5 million could have a positive impact on our effective tax rate. Currently, $3.0 million is accrued for interest and penalties, which is a reduction of approximately $5.3 million from the first quarter Fiscal 2008 adoption.

Winnebago Industries, Inc.

Notes to Consolidated Financial Statements (Continued)

We file tax returns in the U.S. federal jurisdiction, as well as various international and state jurisdictions. A number of years may elapse before an uncertain tax position is audited and finally resolved, and is often very difficult to predict the outcome of such audits. Our Fiscal 2005 federal tax return was audited by the Internal Revenue Service, and as a result of this audit, the IRS recommended no changes to be made. Our federal returns are not subject to examination prior to Fiscal 2004. Periodically, various state and local jurisdictions conduct audits, therefore, a variety of other years are subject to state and local jurisdiction review.

We do not believe within the next twelve months there will be a significant change in the total amount of unrecognized tax benefits as of August 30, 2008.

Note 9: Financial Income and Expense

The following is a reconciliation of financial income:

	Year Ended (1)
(In thousands)	August 30, 2008	August 25, 2007	August 26, 2006
Interest income from investments and receivables	$4,091	$2,895	$3,507
Dividend income	231	3,634	1,585
(Loss) gain on foreign currency transactions	(8)	(6)	5
Total financial income	$4,314	$6,523	$5,097

(1)	Fiscal year ended August 30, 2008 contained 53 weeks; all other fiscal years contained 52 weeks.

Note 10: Stock-Based Compensation Plans

We have a 2004 Incentive Compensation Plan, as amended (the "Plan"), in place which allows us to grant stock options and other equity compensation to key employees and to nonemployee directors. Prior to Fiscal 2007, stock-based compensation generally consisted only of stock options. In Fiscal 2007 and Fiscal 2008, we granted restricted stock awards to key employees and directors instead of stock options. The value of the restricted stock awards is determined using the intrinsic value method which, in this case, is based on the number of shares granted and the closing price of our common stock on the date of grant. Prior to Fiscal 2007, the grant price of an option under the Plan was determined by the mean of the high and low prices of our common stock on the date of grant. Any future stock options are expected to be granted at the closing market price on the date of grant. The term of any options granted under the Plan may not exceed 10 years from the date of the grant. Options and awards issued to key employees generally vest over a three-year period in equal annual installment, beginning one year after the date of grant, with immediate vesting upon retirement or upon a change of control (as defined in the Plan), if earlier. Historically, options issued to directors vested six months after grant. No more than 4,000,000 shares of common stock may be issued under the Plan and no more than 2,000,000 of those shares may be used for awards other than stock options or stock appreciation rights. Shares subject to awards that are forfeited, terminated, expire unexercised, settled in cash, exchanged for other awards, tendered to satisfy the purchase price of an award, withheld to satisfy tax obligations or otherwise lapse again become available for awards.

The Plan replaced the 1997 Stock Option Plan. Any stock options previously granted under the 1997 Stock Option Plan shall continue to be exercisable in accordance with their original terms and conditions.

Stock Options

Total stock option expense included in our statements of income for the fiscal year ended August 30, 2008, August 25, 2007 and August 26, 2006, was $401,000 ($370,000 net of tax or $.01 per diluted share), $1.7 million ($1.3 million net of tax or $.04 per diluted share) and $4.6 million ($3.8 million net of tax or $.12 per diluted share), respectively. Of the $401,000 option expense included in our statements of income for the fiscal year ended August 30, 2008, $126,000 relates to awards granted prior to Fiscal 2006 which continue to be expensed over the three-year vesting period.

Winnebago Industries, Inc.

Notes to Consolidated Financial Statements (Continued)

A summary of stock option activity for Fiscal 2008, 2007 and 2006 is as follows:

	2008			2007			2006
	Shares	Price per Share	Wtd. Avg. Exercise Price/Share	Shares	Price per Share	Wtd. Avg. Exercise Price/Share	Shares	Price per Share	Wtd. Avg. Exercise Price/Share
Outstanding at beginning of year	1,137,975	$5 - $36	$26.32	1,591,676	$4 - $36	$23.93	1,374,088	$3 - $36	$22.24
Options granted	- - -	- - -	- - -	- - -	- - -	- - -	340,000	26 - 34	27.68
Options exercised	(59,201)	5 - 27	10.86	(449,690)	4 - 32	17.82	(122,412)	3 - 32	15.35
Options canceled	(33,875)	26 - 32	29.25	(4,011)	31	31.48	- - -	- - -	- - -
Outstanding at end of year	1,044,899	$7 - $36	$27.10	1,137,975	$5 - $36	$26.32	1,591,676	$4 - $36	$23.93
Exercisable at end of year	971,540	$7 - $36	$27.09	859,242	$5 - $36	$25.57	920,324	$4 - $36	$20.50

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2006
Dividend yield	1.27%
Risk-free interest rate (1)	4.3%
Expected life (2)	4.2 years
Expected volatility (3)	35.62 - 36.93%
Estimated per share fair value of options granted	$8.68

(1)	Risk-free interest rate is based on the Treasury Securities constant maturity interest rate whose term is consistent with the expected life of our stock options.
(2)	Expected life of stock options is based on historical experience.
(3)	Expected stock price volatility is based on historical experience over a term consistent with the expected life of our stock options.

The weighted average remaining contractual life for options outstanding and exercisable at August 30, 2008 was 5.44 years and 5.31 years, respectively. The aggregate intrinsic value of options outstanding and exercisable at August 30, 2008 was $142,000 and $142,000, respectively.

As of August 30, 2008, there was $32,000 of unrecognized compensation expense related to nonvested option awards that is expected to be recognized over a weighted average period of less than two months.

Other values related to options are as follows:

(In thousands)	2008	2007	2006
Aggregate intrinsic value of options exercised (1)	$497	$6,934	$1,941
Net cash proceeds from the exercise of stock options	643	8,014	1,878
Actual income tax benefit realized from stock option exercises	190	2,396	501

(1)	The amount by which the closing price of our stock on the date of exercise exceeded the exercise price.

Stock Awards

Total restricted stock award expense included in our statements of income for the fiscal year ended August 30, 2008 and August 25, 2007 was $3.5 million ($2.3 million net of tax or $0.08 per diluted share) and $3.2 million ($2.2 million net of tax or $0.07 per diluted share), respectively.

Winnebago Industries, Inc.

Notes to Consolidated Financial Statements (Continued)

Employee Stock Awards

A summary of employee stock award activity for Fiscal 2008 and 2007 is as follows:

	2008		2007
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of year	89,850	$34.36	- - -	$	- - -
Granted	129,200	26.61	105,450		34.27
Vested	(79,938)	28.79	(15,600)		33.75
Cancelled	(1,000)	30.67	- - -		- - -
End of year	138,112	$30.36	89,850		$34.36

The aggregate intrinsic value of employee awards outstanding at August 30, 2008 was $1.6 million.

As of August 30, 2008, there was $1.2 million of unrecognized compensation expense related to restricted stock awards that is expected to be recognized over a weighted average period of 1.7 years. The aggregate intrinsic value and total fair value of awards vested during Fiscal 2008 was $1.6 million and $2.3 million, respectively.

Director's Awards

During Fiscal 2008 and Fiscal 2007, a total of 10,500 shares and 7,000 shares, respectively, were granted to nonemployee directors, which were immediately vested in the awards but are restricted from being sold until retirement from the Board of Directors. The aggregate intrinsic value of these awards as of August 30, 2008 was $170,000. Also, individual nonemployee directors may elect to receive all or part of their annual retainer and fees in the form of Winnebago Industries stock units credited in the form of shares of our common stock instead of cash. These shares are also restricted from being sold until the individual retires from the Board. The aggregate intrinsic value of these awards as of August 30, 2008 was $646,000 with 56,954 shares outstanding.

A summary of the stock activity under this arrangement for the past three fiscal years is as follows:

	2008	2007	2006
Shares issued to trust	12,527	7,524	8,310
Related expense	$211,000	$239,000	$252,000

Note 11: Net Revenues Classifications

Net revenue by product class:

	Year Ended (1)
(In thousands)	August 30, 2008%		August 25, 2007%		August 26, 2006%
Motor homes	$555,671	91.9	$815,895	93.8	$808,715	93.6
Motor home parts and services	16,923	2.8	16,413	1.9	15,901	1.8
Other manufactured products	31,758	5.3	37,844	4.3	39,787	4.6
Total net revenues	$604,352	100.0	$870,152	100.0	$864,403	100.0

(1)	Fiscal year ended August 30, 2008 contained 53 weeks; all other fiscal years contained 52 weeks.

Net revenue by geographic area:

	Year Ended (1)
(In thousands)	August 30, 2008%		August 25, 2007%		August 26, 2006%
United States	$560,602	92.8	$823,287	94.6	$829,619	96.0
International	43,750	7.2	46,865	5.4	34,784	4.0
Total net revenues	$604,352	100.0	$870,152	100.0	$864,403	100.0

(1)	Fiscal year ended August 30, 2008 contained 53 weeks; all other fiscal years contained 52 weeks.

Winnebago Industries, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 12: Income Per Share

The following table reflects the calculation of basic and diluted income per share for the past three fiscal years:

	Year Ended (1)
(In thousands)	August 30, 2008	August 25, 2007	August 26, 2006
Income per share - basic
Net income	$2,784	$41,564	$44,744
Weighted average shares outstanding	29,093	31,162	32,265
Net income per share - basic	$0.10	$1.33	$1.39

Income per share - assuming dilution
Net income	$2,784	$41,564	$44,744
Weighted average shares outstanding	29,093	31,162	32,265
Dilutive impact of options outstanding	51	253	285
Weighted average shares and potential dilutive shares outstanding	29,144	31,415	32,550
Net income per share - assuming dilution	$0.10	$1.32	$1.37

(1)	Fiscal year ended August 30, 2008 contained 53 weeks; all other fiscal years contained 52 weeks.

For the fiscal years ended August 30, 2008, August 25, 2007 and August 26, 2006, there were options outstanding to purchase 881,591 shares, 273,555 shares and 659,927 shares, respectively, of common stock at an average price of $29.36, $32.82 and $30.83, respectively, which were not included in the computation of diluted income per share because they are considered anti-dilutive under the treasury stock method per SFAS No. 128, Earnings Per Share (as amended).

Note 13: Preferred Stock and Shareholders Rights Plan

The Board of Directors may authorize the issuance from time to time of preferred stock in one or more series with such designations, preferences, qualifications, limitations, restrictions, and optional or other special rights as the Board may fix by resolution. In connection with the Shareholders Rights Plan (the "Rights Plan") discussed below, the Board of Directors has reserved, but not issued, 300,000 shares of preferred stock.

In May 2000, we adopted a Rights Plan providing for a dividend distribution of one preferred share purchase right for each share of common stock outstanding on and after May 26, 2000. The rights can be exercised only if an individual or group acquires or announces a tender offer for 15 percent or more of our common stock, except as described below. Certain members of the Hanson family (including trusts and estates established by such Hanson family members and the John K. and Luise V. Hanson Foundation) are exempt from the applicability of the Rights Plan as it relates to the acquisition of 15 percent or more of our outstanding common stock. If the rights first become exercisable as a result of an announced tender offer, each right would entitle the holder (other than the individual or group acquiring or announcing a tender offer for 15 percent or more of our common stock), except as described below, to buy 1/200 of a share of a new series of preferred stock at an exercise price of $33.625. The preferred shares will be entitled to 100 times the per share dividend payable on our common stock and to 100 votes on all matters submitted to a vote of the shareowners. Once an individual or group acquires 15 percent or more of our common stock, each right held by such individual or group becomes void and the remaining rights will then entitle the holder to purchase the number of common shares having a market value of twice the exercise price of the right. In the event that we are acquired in a merger or 50 percent or more of our consolidated assets or earnings power are sold, each right will then entitle the holder to purchase a number of the acquiring company's common shares having a market value of twice the exercise price of the right. After an individual or group acquires 15 percent, except as described below, of our common stock and before they acquire 50 percent, our Board of Directors may exchange the rights in whole or in part, at an exchange ratio of one share of common stock per right. Before an individual or group acquires 15 percent of our common stock, the rights are redeemable for $0.01 per right at the option of our Board of Directors. Our Board of Directors is authorized to reduce the 15 percent threshold to no less than 10 percent. Each right will expire on May 3, 2010, unless earlier redeemed by us. An Amendment, dated January 13, 2003, was made to the Rights Plan to permit FMR Corp., its affiliates and associates (collectively, "FMR") and an amendment dated May 17, 2006, was made to the Rights Plan to permit Royce & Associates, LLC, its affiliates and associates ("Royce"), to be the beneficial owner of up to 20 percent of our outstanding stock provided that FMR or Royce, in its filings under the Securities Exchange Act of 1934, as amended, does not state any present intention to hold shares of our common stock with the purpose or effect of changing or influencing control of us. An individual or group that becomes the beneficial owner of 15 percent or more (20 percent in the case of

Winnebago Industries, Inc.

Notes to Consolidated Financial Statements (Continued)

FMR or Royce) of our common stock as a result of an acquisition of the common stock by us or the acquisition by such individual or group of new-issued shares directly from us, such individual's or group's ownership shall not trigger the issuance of rights under the Rights Plan unless such individual or group after such share repurchase or direct issuance by us, becomes the beneficial owner of any additional shares of our common stock.

Note 14: Interim Financial Information (Unaudited)

Fiscal 2008	Quarter Ended
(In thousands, except per share data)	December 1, 2007 (1)	March 1, 2008	May 31, 2008	August 30, 2008
Net revenues	$215,142	$164,203	$139,736	$85,271
Gross profit	25,640	12,169	2,624	(5,661)
Operating income (loss)	13,584	2,454	(6,903)	(18,890)
Net income (loss)	$9,962	$2,517	$3,000	$(12,695)
Net income (loss) per share (basic)	$0.34	$0.09	$0.10	$(0.44)
Net income (loss) per share (diluted)	$0.34	$0.09	$0.10	$(0.44)

(1)	Quarter ended December 1, 2007 contained 14 weeks.

Fiscal 2007	Quarter Ended
(In thousands, except per share data)	November 25, 2006	February 24, 2007	May 26, 2007	August 25, 2007
Net revenues	$201,765	$199,014	$231,692	$237,681
Gross profit	21,384	18,965	26,256	32,592
Operating income	10,140	9,360	14,659	20,727
Net income	$7,936	$7,532	$11,253	$14,843
Net income per share (basic)	$0.25	$0.24	$0.36	$0.49
Net income per share (diluted)	$0.25	$0.24	$0.35	$0.49

Note 15: Comprehensive Income

Comprehensive income, net of tax, consists of:

	Year Ended (1)
(In thousands)	August 30, 2008	August 25, 2007	August 26, 2006
Net income	$2,784	$41,564	$44,744
Temporary impairment of investments	(1,224)	- - -	- - -
Amortization of actuarial loss	2,858	- - -	- - -
Amortization of prior service credit	(2,911)	- - -	- - -
Comprehensive income	$1,507	$41,564	$44,744

(1)	Year ended August 30, 2008 contained 53 weeks; all other fiscal years contained 52 weeks.

Note 16: Subsequent Event

On September 17, 2008, we entered into a Credit and Security Agreement with Wells Fargo. The Credit Agreement provides for a $25.0 million maximum revolving credit facility, based on certain accounts receivable and inventory accounts, expiring on September 17, 2010, unless terminated earlier in accordance with its terms. Interest on loans under the Credit Agreement will be a rate equal to either LIBOR plus 1.5% to 2.5% or prime rate plus (0.75%) to 0.25%. No borrowings have been made under the credit facility through October 29, 2008. The credit facility provides increased financial flexibility, and if needed, will be used for working capital and for other general corporate purposes.

The credit facility contains typical affirmative representations and covenants for a credit agreement of this size and nature. The credit facility requires us to comply with certain financial covenants, including minimum tangible net worth, minimum current ratio and limitations on capital expenditures. Additionally, the credit facility contains negative covenants limiting our ability among other things, to incur debt, grant liens, make acquisitions, make certain investments, pay certain dividends and distributions (including stock repurchases), make certain restricted payments, engage in mergers, consolidations or acquisitions and sell assets. Our obligations under the credit facility are secured by a security interest in all accounts, chattel paper, documents, deposit accounts, instruments, inventory, investment property, letter-of-credit rights and certain other business assets.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A. Controls and Procedures

As of the end of the period covered by this report, we, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Securities Exchange Act of 1934, as amended (the "Exchange Act") Rule 13a-15(f). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

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

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of August 30, 2008. During our assessment, we did not identify any material weaknesses in our internal control over financial reporting. Our independent registered public accounting firm, Deloitte & Touche LLP, has audited our Consolidated Financial Statements and has issued an attestation report on management's assessment of our internal control over financial reporting, as stated in their report included herein.

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls over financial reporting subsequent to the date we carried out its evaluation.

In connection with the evaluation of internal control over financial reporting described above, no changes in our internal control over financing reporting were identified that occurred during the fourth quarter of Fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Reference is made to the table entitled "Executive Officers of the Registrant" in Part I of this report and to the information included under the captions "Election of Directors" and "Board of Directors, Committees of the Board and Corporate Governance" in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 16, 2008, which information is incorporated by reference herein.

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10 percent of our common stock (collectively "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC) and the New York Stock Exchange. Reporting Persons are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received or written representations from certain Reporting Persons that no Form 5 were required for those persons, we believe that, during Fiscal 2008, all the Reporting Persons complied with all applicable filing requirements, except that due to an inadvertent administrative error, Mr. Hertzke filed a late report relating to a stock award of 20,000 shares of common stock.

We have adopted a written code of ethics, the "Code of Ethics for CEO and Senior Financial Officers" (the "Code") which is applicable to our Chief Executive Officer, Chief Financial Officer, Controller and Treasurer (collectively, the "Senior Officers"). In accordance with the rules and regulations of the SEC, a copy of the Code has been filed as an exhibit to this Form 10-K and is posted on our Web site.

We intend to disclose any changes in or waivers from the Code applicable to any Senior Officer on our Web Site at http://www.winnebagoind.com or by filing a Form 8-K.

ITEM 11. Executive Compensation

Reference is made to the information included under the captions "Director Compensation" and "Executive Compensation" in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 16, 2008, which information is incorporated by reference herein.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the table entitled "Equity Compensation Plan Information" in Part II of this report and to the share ownership information included under the caption "Voting Securities and Principal Holders Thereof" in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 16, 2008, which information is incorporated by reference herein.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

Reference is made to the information included under the caption "Board of Directors, Committees of the Board and Corporate Governance" in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 16, 2008, which information is incorporated by reference herein.

ITEM 14. Principal Accounting Fees and Services

Reference is made to the information included under the caption "Independent Registered Public Accountants Fees and Services" in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 16, 2008, which information is incorporated by reference herein.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a) 1.	Our consolidated financial statements are included in ITEM 8 and an index to financial statements appears on page 20 of this report.

2.	Consolidated Financial Statement Schedules

Winnebago Industries, Inc. and Subsidiaries

All schedules are omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto.

3.	Exhibits

See Exhibit Index on pages 47 through 49.

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

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act") may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.

By	/s/ Robert J. Olson
Robert J. Olson

Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)

Date: October 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on,

October 29, 2008, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Capacity
/s/ Robert J. Olson
Robert J. Olson /s/ Sarah N. Nielsen	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)
Sarah N. Nielsen /s/ Brian J. Hrubes	Vice President, Chief Financial Officer (Principal Financial Officer)
Brian J. Hrubes /s/ Irvin E. Aal	Controller (Principal Accounting Officer)
Irvin E. Aal /s/ Robert M. Chiusano	Director
Robert M. Chiusano /s/ Jerry N. Currie	Director
Jerry N. Currie /s/ Joseph W. England	Director
Joseph W. England /s/ Lawrence A. Erickson	Director
Lawrence A. Erickson /s/ John V. Hanson	Director
John V. Hanson	Director
/s/ Gerald C. Kitch
Gerald C. Kitch	Director

Exhibit Index

3a.

Articles of Incorporation previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 27, 2000 (Commission File Number 001-06403) and incorporated by reference herein.

3b.

Amended By-Laws of the Registrant previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 28, 2004 (Commission File Number 001-06403) and incorporated by reference herein.

4a.

Continuing Guaranty, Commercial Security Agreement, Deposit Account Control Agreement and Collateral Receipt all dated October 1, 2003 previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 30, 2003 (Commission File Number 001-06403) and incorporated by reference herein.

4b.

Limited Guaranty dated February 27, 2004 whereas Winnebago Industries, Inc. will act as the Guarantor to a certain lease agreement previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 28, 2004 (Commission File Number 001-06403) and incorporated by reference herein.

4c.	Credit and Security Agreement between Wells Fargo Bank, National Association and Winnebago Industries, Inc. dated September 17, 2008.

10a.

Winnebago Industries, Inc. Deferred Compensation Plan previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 2, 1991 (Commission File Number 001-06403), and incorporated by reference herein and the Amendment dated June 29, 1995 previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 26, 1995 (Commission File Number 001-06403) and incorporated by reference herein.*

10b.

Winnebago Industries, Inc. Profit Sharing and Deferred Savings Investment Plan previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1985 (Commission File Number 001-06403), and incorporated by reference herein and the Amendment dated July 1, 1995 previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 26, 1995 (Commission File Number 001-06403) and incorporated by reference herein and the Amendment dated March 21, 2007 (Commission File Number 001-06403) and incorporated by reference herein.*

10c.

Winnebago Industries, Inc. 2004 Incentive Compensation Plan previously filed as Appendix B with the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on January 13, 2004 (Commission File Number 001-06403) and incorporated by reference herein and the Amendment dated October 11, 2006 previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 25, 2006 (Commission File Number 001-06403) and incorporated by reference herein.*

10d.

Winnebago Industries, Inc. Directors' Deferred Compensation Plan previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 30, 1997 (Commission File Number 001-06403), and incorporated by reference herein and the Amendment dated October 15, 2003 previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 29, 2003 (Commission File Number 001-06403) and incorporated by reference herein and the Amendment dated October 11, 2006 previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 25, 2006 (Commission File Number 001-06403) and incorporated by reference herein.*

10e.

Winnebago Industries, Inc. 1997 Stock Option Plan previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 30, 1997 (Commission File Number 001-06403) and incorporated by reference herein.*

10f.

Winnebago Industries, Inc. Executive Share Option Plan previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 29, 1998 (Commission File Number 001-06403) and incorporated by reference herein, and the Amendment dated July 1, 1999 previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 29, 1999 (Commission File Number 001-06403) and incorporated by reference herein and the Amendment dated January 1, 2001 previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 24, 2001 (Commission File Number 001-06403) and incorporated by reference herein.*

10g.

Winnebago Industries, Inc. Rights Plan Agreement previously filed with the Registrant's Current Report on Form 8-K dated May 3, 2000 (Commission File Number 001-06403) and incorporated by reference herein, the Amendment dated January 13, 2003 previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 1, 2003 (Commission File Number 001-06403) and incorporated by reference herein and the Amendment dated May 17, 2006 previously filed with the Registrant's Current Report on Form 8-K dated May 23, 2006 (Commission File Number 001-06403) and incorporated by reference herein.

Exhibit Index

Page Two

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

Executive Change of Control Agreement dated November 14, 2005 between Winnebago Industries, Inc. and Sarah N. Nielsen previously filed with the Registrant's Report on Form 8-K dated November 14, 2005 and filed on November 15, 2005 (Commission File Number 001-06403) and incorporated by reference herein.*

10m.

Executive Change of Control Agreement dated March 13, 2003 between Winnebago Industries, Inc. and Roger W. Martin previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 1, 2003 (Commission File Number 001-06403) and incorporated by reference herein.*

10n.

Form of Winnebago Industries, Inc. Incentive Stock Option Agreement for grants of Incentive Stock Options under the 2004 Incentive Compensation Plan previously filed with the Registrant's Current Report on Form 8-K dated October 13, 2004 (Commission File Number 001-06403) and incorporated by reference herein.*

10o.

Form of Winnebago Industries, Inc. Non-Qualified Stock Option Agreement for grants of Non-Qualified Stock Options under the 2004 Incentive Compensation Plan previously filed with the Registrant's Report on Form 8-K dated October 13, 2004 (Commission File Number 001-06403) and incorporated by reference herein.*

10p.

Winnebago Industries, Inc. Officers' Long-Term Incentive Plan, fiscal three-year period 2007, 2008 and 2009 previously filed with the Registrant's Current Report on Form 8-K dated June 27, 2006 (Commission File Number 001-06403) and incorporated by reference herein.*

10q.

Winnebago Industries, Inc. Officers' Long-Term Incentive Plan, fiscal three-year period 2008, 2009 and 2010 previously filed with the Registrant's Current Report on Form 8-K dated June 26, 2007 (Commission File Number 001-06403) and incorporated by reference herein.*

10r.

Winnebago Industries, Inc. Executive Deferred Compensation Plan previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 25, 2006 (Commission File Number 001-06403) and incorporated by reference herein.*

10s.

Executive Change of Control Agreement dated March 21, 2007 between Winnebago Industries, Inc. and Randy J. Potts previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 26, 2007 (Commission File Number 001-06403) and incorporated by reference herein.*

10t.

Winnebago Industries, Inc. Restricted Stock Grant Award Agreement under the 2004 Incentive Compensation Plan previously filed with the Registrant's Current Report on Form 8-K dated October 12, 2006 (Commission File Number 001-06403) and incorporated by reference herein.*

10u.

Winnebago Industries, Inc. Officers' Long-Term Incentive Plan, fiscal three-year period 2009, 2010 and 2011 previously filed with the Registrant's Current Report on Form 8-K dated August 14, 2008 (Commission File Number 001-06403) and incorporated by reference herein.*

Exhibit Index

Page Three

10v.

Winnebago Industries, Inc. Officers' Incentive Compensation Plan for Fiscal 2009 previously filed with the Registrant's Current Report on Form 8-K dated August 14, 2008 (Commission File Number 001-06403) and incorporated by reference herein.*

14.1

Winnebago Industries, Inc. Code of Ethics for CEO and Senior Financial Officers previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 30, 2003 (Commission File Number 001-06403) and incorporated by reference herein.

21.	List of Subsidiaries.

23.	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 29, 2008.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 29, 2008.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated October 29, 2008.

32.2	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated October 29, 2008.

*Management contract or compensation plan or arrangement.

ITEM 6. 11-Year Selected Financial Data (1)

(In thousands, except percent and per share data) (Adjusted for the 2-for-1 stock split on March 5, 2004)	Aug. 30, 2008 (2)	Aug. 25, 2007	Aug. 26, 2006	Aug. 27, 2005
For the Year
Net revenues	$604,352	$870,152	$864,403	$991,975
(Loss) income before taxes	(5,441)	61,409	68,195	100,890
Pretax (loss) profit % of revenue	(0.9)%	7.1%	7.9%	10.2%
Provision for (credits) income taxes	(8,225)	19,845	23,451	35,817
Income tax (benefit) rate	(151.2)%	32.3%	34.4%	35.5%
Income from continuing operations	2,784	41,564	44,744	65,073
Income from discontinued operations (4)	- - -	- - -	- - -	- - -
Cum. effect of change in accounting principle	- - -	- - -	- - -	- - -
Net income	$2,784	$41,564	$44,744	$65,073
Income per share
Continuing operations
Basic	$0.10	$1.33	$1.39	$1.95
Diluted	0.10	1.32	1.37	1.92
Discontinued operations
Basic	- - -	- - -	- - -	- - -
Diluted	- - -	- - -	- - -	- - -
Cum. effect of change in accounting principle
Basic	- - -	- - -	- - -	- - -
Diluted	- - -	- - -	- - -	- - -
Net income per share
Basic	$0.10	$1.33	$1.39	$1.95
Diluted	0.10	1.32	1.37	1.92
Weighted average common shares outstanding (in thousands)
Basic	29,093	31,162	32,265	33,382
Diluted	29,144	31,415	32,550	33,812
Cash dividends paid per share	$0.48	$0.40	$0.36	$0.28
Book value per share	5.98	7.05	7.01	7.15
Return on assets (ROA) (5)	0.8%	11.1%	11.2%	16.1%
Return on equity (ROE) (6)	1.5%	19.5%	19.7%	29.7%
Return on invested capital (ROIC) (7)	1.5%	26.2%	24.9%	30.7%
Unit Sales
Class A	3,029	5,031	4,455	6,674
Class B	140	- - -	- - -	- - -
Class C	3,238	4,438	5,388	3,963
Total Motor Homes	6,407	9,469	9,843	10,637
At Year End
Total assets	$305,455	$366,510	$384,715	$412,960
Stockholders’ equity	173,924	208,354	218,322	235,887
Market capitalization	329,955	821,282	884,789	1,073,165
Working capital	108,548	168,863	187,038	197,469
Current ratio	3.0 to 1	2.9 to 1	3.3 to 1	3.2 to 1
Number of employees	2,250	3,310	3,150	3,610

(1)	Certain prior periods' information has been reclassified to conform to the current year-end presentation.

(2)	The fiscal years ended August 31, 2002 and August 30, 2008 contained 53 weeks; all other fiscal years contained 52 weeks.

(3)

Includes a noncash after-tax cumulative effect of change in accounting principle of $1.1 million expense or $0.05 per share due to the adoption of SAB No. 101, Revenue Recognition in Financial Statements.

(4)	Includes discontinued operations of Winnebago Acceptance Corporation for all years presented.

Aug. 28, 2004	Aug. 30, 2003	Aug. 31, 2002 (2)	Aug. 25, 2001 (3)	Aug. 26, 2000	Aug. 28, 1999	Aug. 29, 1998

$1,114,154	$845,210	$825,269	$671,686	$743,729	$668,658	$527,287
112,234	78,693	81,324	55,754	70,583	62,848	33,765
10.1%	9.3%	9.9%	8.3%	9.5%	9.4%	6.4%
41,593	29,961	28,431	14,258	24,400	21,033	10,786
37.1%	38.1%	35.0%	25.6%	34.6%	33.5%	31.9%
70,641	48,732	52,893	41,496	46,183	41,815	22,979
- - -	1,152	1,778	2,258	2,216	2,445	1,405
- - -	- - -	- - -	(1,050)	- - -	- - -	- - -
$70,641	$49,884	$54,671	$42,704	$48,399	$44,260	$24,384

$2.06	$1.32	$1.33	$1.00	$1.07	$0.94	$0.48
2.03	1.30	1.30	0.99	1.05	0.93	0.47

- - -	0.03	0.04	0.05	0.05	0.06	0.03
- - -	0.03	0.04	0.05	0.05	0.05	0.03

- - -	- - -	- - -	(0.02)	- - -	- - -	- - -
- - -	- - -	- - -	(0.02)	- - -	- - -	- - -

$2.06	$1.35	$1.37	$1.03	$1.12	$1.00	$0.51
2.03	1.33	1.34	1.02	1.10	0.98	0.50

34,214	36,974	39,898	41,470	43,360	44,418	48,212
34,789	37,636	40,768	42,080	44,022	45,074	48,628
$0.20	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10
6.01	5.78	4.81	5.00	4.11	3.35	2.55
18.3%	14.0%	15.9%	12.9%	16.3%	17.1%	11.0%
34.4%	25.6%	28.2%	22.3%	29.8%	33.3%	20.3%
35.4%	25.5%	29.1%	24.1%	28.2%	32.7%	19.2%

8,108	6,705	6,725	5,666	6,819	6,054	5,381
- - -	308	763	703	854	600	978
4,408	4,021	4,329	3,410	3,697	4,222	3,390
12,516	11,034	11,817	9,779	11,370	10,876	9,749

$394,556	$377,462	$337,077	$351,922	$308,686	$285,889	$230,612
201,875	210,626	179,815	207,464	174,909	149,384	116,523
1,071,570	898,010	713,500	581,779	272,733	538,322	254,137
164,175	164,017	144,303	173,677	141,096	123,245	92,356
2.6 to 1	2.8 to 1	2.6 to 1	3.2 to 1	3.0 to 1	2.5 to 1	2.5 to 1
4,220	3,750	3,685	3,325	3,300	3,400	3,010

(5)	ROA - Current period net income divided by average total asset balance using current and previous ending periods.

(6)	ROE - Current period net income divided by average equity balance using current and previous ending periods.

(7)	ROIC - Current period net income divided by average invested capital (total assets minus cash, short-term and long-term investments and noninterest liabilities) using current ending periods.

BOARD OF DIRECTORS

Robert J. Olson (57)

Chairman of the Board,

Chief Executive Officer and President

Winnebago Industries, Inc.

Irvin E. Aal (69) 1,2,4*

Former General Manager

Case Tyler Business Unit of CNH Global

Robert M. Chiusano◆ (57) 2,4

Former Executive Vice President and

Chief Operating Officer – Commercial Systems

Rockwell Collins, Inc.

Jerry N. Currie (63) 1,2,4

President and Chief Executive Officer

CURRIES Company and GRAHAM Manufacturing

Joseph W. England (68) 1*, 3

Former Senior Vice President

Deere & Company

Lawrence A. Erickson (59) 1,4

Former Senior Vice President and Chief Financial Officer

Rockwell Collins, Inc.

John V. Hanson (66) 3*, 4

Former Deputy Chairman of the Board

Winnebago Industries, Inc.

Gerald C. Kitch (70) **, 2*, 3

Former Executive Vice President

Pentair, Inc.

Board Committee/Members

1. Audit

2. Human Resources

3. Nominating and Governance

4. Sales and Product Development

* Committee Chairman

** Lead Independent Board Member

◆ Appointed Effective October 1, 2008

OFFICERS

Robert J. Olson (57)

Chairman of the Board,

Chief Executive Officer and President

Raymond M. Beebe (66)

Vice President, General Counsel and Secretary

Robert J. Gossett (57)

Vice President, Administration

Roger W. Martin (48)

Vice President, Sales and Marketing

Sarah N. Nielsen (35)

Vice President, Chief Financial Officer

William J. O’Leary (59)

Vice President, Product Development

Randy J. Potts (49)

Vice President, Manufacturing

Donald L. Heidemann (36)

Treasurer

Brian J. Hrubes (57)

Controller

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

Sheila Davis, PR/IR Manager

Winnebago Industries, Inc.

605 W. Crystal Lake Road

P.O. Box 152

Forest City, Iowa 50436-0152

Telephone: (641) 585-3535

Fax: (641) 585-6966

E-Mail: ir@winnebagoind.com

All news releases issued by us, reports filed by us with the Securities and Exchange Commission (including exhibits) and information on our Corporate Governance Policies and Procedures may also be viewed at the Winnebago Industries' Web site: http://winnebagoind.com/investor.html. Information contained on Winnebago Industries' Web site is not incorporated into this Annual Report or other securities filings.

Number of Shareholders of Record

As of October 7, 2008, Winnebago Industries had 3,657 shareholders of record.

Dividends Paid

Winnebago Industries paid a cash dividend of 12 cents a share each quarter to shareholders for Fiscal 2008.

Shareholder Account Assistance

Transfer Agent to contact for address changes, account certificates and stock holdings:

Wells Fargo Shareowner Services

P.O. Box 64854

St. Paul, Minnesota 55164-0854 or

161 North Concord Exchange

South St. Paul, Minnesota 55075-1139

Telephone:

(800) 468-9716 or (651) 450-4064

Inquirees: www.wellsfargo.com/shareownerservices

Annual Meeting

The Annual Meeting of Shareholders is scheduled to be held on Tuesday, December 16, 2008, at 4:00 p.m. (CST) in Winnebago Industries' South Office Complex Theater, 605 W. Crystal Lake Road, Forest City, Iowa.

Independent Auditors

Deloitte & Touche LLP

400 One Financial Plaza

120 South Sixth Street

Minneapolis, Minnesota 55402-1844

(612) 397-4000

NYSE Annual CEO Certification and Sarbanes-Oxley Section 302 Certifications

We submitted the annual Chief Executive Officer Certification to the New York Stock Exchange (NYSE) as required under the corporate governance rules of the NYSE. We also filed as exhibits to our 2008 Annual Report on Form 10-K, the Chief Executive Officer and Chief Financial Officer certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Winnebago Industries is an equal opportunity employer.

The letter to Shareholders contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements are inherently uncertain. A number of factors could cause actual results to differ materially from these statements. These factors are included under "Item 1A. Risk Factors" in Part 1 of the accompanying Annual Report on Form 10-K.