Form 10-Q
period 2008-11-29
WINNEBAGO INDUSTRIES INC
filed 2009-01-06
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 29, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________ to ___________________________

Commission File Number: 001-06403

WINNEBAGO INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Iowa	42-0802678
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P. O. Box 152, Forest City, Iowa	50436
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐  Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒.

The number of shares of common stock, par value $0.50 per share, outstanding January 5, 2009 was 29,063,964.

WINNEBAGO INDUSTRIES, INC.

Winnebago Industries, Inc.
Unaudited Consolidated Statements of Operations

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

	Thirteen	Fourteen
	Weeks Ended
(In thousands, except per share data)	November 29, 2008	December 1, 2007

Net revenues	$69,398	$215,142
Cost of goods sold	78,292	189,502
Gross (deficit) profit	(8,894)	25,640

Operating expenses:
Selling	3,665	5,605
General and administrative	4,331	6,451
Total operating expenses	7,996	12,056

Operating (loss) income	(16,890)	13,584
Financial income	524	1,240
(Loss) income before income taxes	(16,366)	14,824
(Benefit) provision for taxes	(6,770)	4,862
Net (loss) income	$(9,596)	$9,962

(Loss) income per common share:
Basic	$(0.33)	$0.34
Diluted	$(0.33)	$0.34

Weighted average common shares outstanding:
Basic	29,027	29,352
Diluted	29,039	29,440

Dividends paid per common share	$0.12	$0.12

See unaudited notes to condensed consolidated financial statements.

Winnebago Industries, Inc.
Unaudited Consolidated Balance Sheets

(In thousands, except per share data)	November 29, 2008	August 30, 2008

Assets
Current assets:
Cash and cash equivalents	$28,765	$17,851
Short-term investments	5,400	3,100
Receivables, less allowance for doubtful accounts ($175 and $177, respectively)	4,648	9,426
Inventories	83,294	110,596
Prepaid expenses and other assets	3,774	3,715
Deferred income taxes	9,858	11,575
Income taxes receivable	11,232	6,618
Total current assets	146,971	162,881
Property and equipment, at cost:
Land	934	934
Buildings	55,977	55,977
Machinery and equipment	96,721	97,002
Transportation equipment	9,261	9,455
Total property and equipment, at cost	162,893	163,368
Accumulated depreciation	(124,260)	(123,271)
Total property and equipment, net	38,633	40,097
Long-term investments	32,750	37,538
Investment in life insurance	22,280	22,123
Deferred income taxes	29,033	26,862
Other assets	12,848	15,954
Total assets	$282,515	$305,455

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,997	$15,631
Income taxes payable	20	76
Accrued expenses:
Accrued compensation	9,159	10,070
Product warranties	8,706	9,859
Self-insurance	6,227	6,630
Promotional	1,674	2,642
Accrued dividends	—	3,489
Other	8,273	5,936
Total current liabilities	45,056	54,333
Long-term liabilities:
Unrecognized tax benefits	9,282	9,469
Postretirement health care and deferred compensation benefits	64,193	67,729
Total long-term liabilities	73,475	77,198

Contingent liabilities and commitments Stockholders’ equity:
Capital stock common, par value $0.50; authorized 60,000 shares, issued 51,776 shares	25,888	25,888
Additional paid-in capital	29,382	29,632
Retained earnings	479,598	489,194
Accumulated other comprehensive income	9,749	9,813
Treasury stock, at cost (22,713 and 22,706 shares, respectively)	(380,633)	(380,603)
Total stockholders’ equity	163,984	173,924
Total liabilities and stockholders’ equity	$282,515	$305,455

See unaudited notes to condensed consolidated financial statements.

Winnebago Industries, Inc.
Unaudited Consolidated Statements of Cash Flows

	Thirteen	Fourteen
	Weeks Ended
(In thousands)	November 29, 2008	December 1, 2007

Operating activities:
Net (loss) income	$(9,596)	$9,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,137	2,713
Stock-based compensation	288	2,270
Postretirement benefit income and deferred compensation expense	508	377
Provision for doubtful accounts	15	48
Deferred income taxes	(1,008)	478
Increase in cash surrender value of life insurance policies	(246)	(170)
(Gain) loss on disposal of property	(32)	14
Other	36	—
Change in assets and liabilities:
Inventories	27,302	(18,909)
Receivables and prepaid assets	4,704	12,724
Accounts payable and accrued expenses	(5,951)	(5,879)
Income taxes (receivable) payable and unrecognized tax benefits	(4,510)	4,303
Postretirement and deferred compensation benefits	(781)	(344)
Net cash provided by operating activities	12,866	7,587

Investing activities:
Purchases of investments	—	(150,072)
Proceeds from the sale or maturity of investments	3,100	163,375
Purchases of property and equipment	(689)	(1,505)
Proceeds from the sale of property	87	53
Other	(799)	(484)
Net cash provided by investing activities	1,699	11,367

Financing activities:
Payments for purchase of common stock	(162)	(17,519)
Payments of cash dividends	(3,489)	(3,546)
Proceeds from exercise of stock options	—	58
Net cash used in financing activities	(3,651)	(21,007)

Net increase (decrease) in cash and cash equivalents	10,914	(2,053)
Cash and cash equivalents at beginning of period	17,851	6,889
Cash and cash equivalents at end of period	$28,765	$4,836

Supplemental cash flow disclosure:
Income taxes paid	$77	$80

See unaudited notes to condensed consolidated financial statements

Winnebago Industries, Inc.
Unaudited Notes to Condensed Consolidated
Financial Statements

Forward-Looking Information

Certain of the matters discussed in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. A number of factors could cause actual results to differ materially from these statements, including, but not limited to, interest rates and availability of credit, low consumer confidence, availability and price of fuel, a further slowdown in the economy, availability of chassis and other key component parts, sales order cancellations, slower than anticipated sales of new or existing products, new product introductions by competitors, the effect of global tensions, and other factors which may be disclosed throughout this report. Although we believe that the expectations reflected in the “forward-looking statements” are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these “forward-looking statements,” which speak only as of the date of this report. We undertake no obligation to publicly update or revise any “forward-looking statements” whether as a result of new information, future events or otherwise, except as required by law or the rules of the New York Stock Exchange.

General:

The “Company,” “we,” “our” and “us” are used interchangeably to refer to Winnebago Industries, Inc. At November 29, 2008, the Company had no subsidiaries.

NOTE 1: Basis of Presentation

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of November 29, 2008 and the consolidated results of operations and consolidated cash flows for the thirteen weeks ended November 29, 2008 and the fourteen weeks ended December 1, 2007. The consolidated statement of operations for the thirteen weeks ended November 29, 2008 is not necessarily indicative of the results to be expected for the full year. The balance sheet data as of August 30, 2008 was derived from audited financial statements, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in our Annual Report to Shareholders for the year ended August 30, 2008. Certain prior period information in the unaudited consolidated statements of cash flows has been condensed to conform to the current year presentation.

NOTE 2: New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. On August 31, 2008, we adopted, on a prospective basis, the SFAS No. 157 definition of fair value and became subject to the new disclosure requirements with respect to our fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in our financial statements on a recurring basis and (b) all financial assets and liabilities. Our adoption did not impact our consolidated financial position or results of operations. The additional disclosures required by SFAS No. 157 are included in Note 3, Fair Value Measurements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of FASB Statement No. 115, which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available for sale and held to maturity securities. The statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. On August 31, 2008, we adopted SFAS 159 and elected the fair value option. Our adoption did not have a material impact on our consolidated financial position or results of operations.

In June 2008, the FASB issued a FASB Staff Position (FSP) on the FASB’s Emerging Issues Task Force (EITF) Issue No. 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (FSP EITF 03-06-1). This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in SFAS No. 128, Earnings Per Share. It affects entities that accrue or pay nonforfeitable cash dividends on share-based payment awards during the awards’ service period. FSP EIFT 03-06-1 is effective for fiscal years beginning after December 15, 2008 (our Fiscal 2010) and interim periods within those fiscal years and will require a retrospective adjustment to all prior period EPS. We are currently evaluating the impact this FSP will have on our calculation and presentation of EPS.

NOTE 3: Fair Value Measurements

As discussed in Note 2, we adopted SFAS No. 157 on August 31, 2008. This standard defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy prescribed by SFAS No. 157 contains three levels as follows:

Level 1 — Unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date.

Level 2 — Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:

•	Quoted prices for similar assets or liabilities in active markets;

•	Quoted prices for identical or similar assets in nonactive markets;

•	Inputs other than quoted prices that are observable for the asset or liability; and

•	Inputs that are derived principally from or corroborated by other observable market data.

Level 3 — Unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table sets forth by level within the fair value hierarchy, our financial assets that were accounted for at fair value on a recurring basis at November 29, 2008, according to the valuation techniques we used to determine their fair values.:

	Fair Value at November 29, 2008	Fair Value Measurements Using Inputs Considered As
(In millions)		Level 1	Level 2		Level 3
Assets
Cash and cash equivalents	$28.8	$28.8	$		$
Short-term investments	5.4			5.4
Long-term investments (includes Put Rights)	32.8					32.8
Assets that fund deferred compensation	14.7	14.7

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

(In millions)	Long-Term Investments
Balances at August 30, 2008	$37.5
Net realized loss included in earnings	(0.1)
Unrealized loss included in other comprehensive income	0.8
Purchases, sales and settlements, net	—
Transfers out of Level 3	(5.4)
Balances at November 29, 2008	$32.8

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash Equivalents. The carrying value of cash equivalents approximates fair value as maturities are less than three months. Our cash equivalents are comprised of money market funds traded in an active market with no restrictions and are classified as Level 1.

Long and Short-term Investments. Our debt securities are comprised of auction-rate securities (ARSs) and Put Rights as described in Note 4, Investments. Our long-term ARS related investments are classified as Level 3 as quoted prices were unavailable due to events described in Note 4, Investments. Due to limited market information, we utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value at November 29, 2008. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with ARS. Our short-term ARS portfolio is classified as Level 2 as it is also in a nonactive market but inputs other than quoted prices were observable and used to value the securities.

Marketable Equity Securities. Our marketable equity securities are measured at fair value using quoted market prices and primarily consist of equity-based mutual funds. They are classified as Level 1 as they are traded in an active market for which closing stock prices are readily available. These securities fund the Executive Share Option Plan, a deferred compensation program, and are presented as other assets in the accompanying consolidated balance sheets.

NOTE 4: Investments

We own investments in marketable securities that have been designated as “available for sale” or “trading securities” in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available for sale securities are carried at fair value with the unrealized gains and losses reported in “Accumulated Other Comprehensive Income,” a component of stockholders’ equity. Trading securities are carried at fair value with unrealized gains and losses reported in financial income /expense.

At November 29, 2008, we held $39.5 million (par value) of investments comprised of tax-exempt ARSs, which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually. At November 29, 2008, all of the ARSs we held were AAA/Aaa rated, with most collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program.

We have no reason to believe that any of the underlying issuers of our ARSs are presently at risk of default. Through January 5, 2009, we have continued to receive interest payments on the ARSs in accordance with their terms. We believe we will ultimately be able to liquidate our ARS related investments without significant loss primarily due to the collateral securing ARSs and the legal settlements we have entered into with UBS AG (“UBS”). However, it could take until final maturity of the ARSs (up to 32 years) to realize our investments’ par value. Due to the changes and uncertainty in the ARS market, we believe the recovery period for these investments is likely to be longer than 12 months and as a result, we have classified these investments as long-term as of November 29, 2008. Our short-term ARS investments of $5.4 million were redeemed by the issuer at par in December 2008 via the issuer’s debt restructuring.

Since February 2008, most ARS auctions have failed for these securities and there is no assurance that future auctions will succeed and, as a result, our ability to liquidate our investment and fully recover the par value in the near term may be limited or not exist.

In November 2008, we elected to participate in a rights offering by UBS, one of our brokers, which provide us with rights (the “Put Rights”) to sell UBS $13.5 million of our ARSs portfolio at par value, which we purchased through UBS, at any time during a two-year sale period beginning June 30, 2010.

By electing to participate in the rights offering, we granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two-year sale period, to purchase or cause the sale of our ARSs (the “Call Right”). UBS has stated that it will only exercise the Call Right for the purpose of restructurings, dispositions or other solutions that will provide their clients with par value for their ARS. UBS has agreed to pay their clients the par value of their ARS within one day of settlement of any Call Right transaction. Notwithstanding the Call Right, we are permitted to sell ARSs to parties other than UBS, in which case the Put Rights attached to the ARSs that are sold would be extinguished. We elected to adopt SFAS 159 on August 31, 2008 (details in Note 2) on the Put Rights and elected to treat this portion of our ARS portfolio as trading securities. As such, we recorded a benefit of $674,000 related to the Put Rights provided by the settlement and an other-than-temporary impairment of $806,000 on the $13.5 million (par value) portion of our ARS portfolio as we may decide not to hold until final maturity with the opportunity provided by the Put Rights.

At November 29, 2008, there was insufficient observable ARS market information available to determine the fair value of our ARS investments, including the Put Rights. Therefore, we estimated fair value by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, final stated maturities, estimates on the probability of the issue being called prior to final maturity, impact due to extended periods of maximum auction rates and broker quotes from independent evaluators. Based on this analysis, we recorded a temporary impairment of $1.2 million related to our long-term ARS investments of $20.6 million (par value) that were not part of the UBS settlement as of November 29, 2008. These same assumptions were used to estimate the fair value of our UBS ARS portfolio described above, including the Put Rights.

NOTE 5: Inventories

Inventories are valued at the lower of cost or market, with cost being determined under the last-in, first-out (LIFO) method and market defined as net realizable value.

Inventories consist of the following:

(In thousands)	November 29, 2008	August 30, 2008
Finished goods	$34,538	$41,716
Work-in-process	19,201	31,187
Raw materials	67,302	75,010
	121,041	147,913
LIFO reserve	(37,747)	(37,317)
Total inventories	$83,294	$110,596

NOTE 6: Warranty

We provide our motor home customers a comprehensive 12-month/15,000-mile warranty on the Class A, Class B and Class C coaches, and a 3-year/36,000-mile structural warranty on Class A and Class C sidewalls and floors. We have also incurred costs for certain warranty-type expenses which occurred after the normal warranty period. We have voluntarily agreed to pay such costs to help protect the reputation of our products and the goodwill of our customers. We record our warranty liabilities based on our estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.

Changes in our product warranty liability are as follows:

	Thirteen	Fourteen
	Weeks Ended
(In thousands)	November 29, 2008	December 1, 2007
Balance at beginning of period	$9,859	$11,259
Provision	1,153	3,824
Claims paid	(2,306)	(3,659)
Balance at end of period	$8,706	$11,424

We also incur costs as a result of additional service actions not covered by our warranties, including product recalls and customer satisfaction actions.

NOTE 7: Income Taxes

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

As of November 29, 2008, our total unrecognized tax benefits were $9.3 million of which, if recognized, $5.4 million would positively affect our effective tax rate. It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits into tax expense. As of November 29, 2008, we had accrued $3.0 million in interest and penalties.

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

We do not believe within the next twelve months there will be a significant change in the total amount of unrecognized tax benefits as of November 29, 2008.

NOTE 8: Employee and Retiree Benefits

Reserves for long-term postretirement health care and deferred compensation benefits are as follows:

(In thousands)	November 29, 2008	August 30, 2008
Postretirement health care benefit cost (1)	$30,154	$29,752
Non-qualified deferred compensation (2)	24,018	24,155
Executive share option plan liability	7,028	10,999
Split-dollar benefit liability (3)	2,944	2,767
Executive deferred compensation	49	56
Total postretirement health care and deferred compensation benefits	$64,193	$67,729

(1)	The current portion of accrued postretirement benefit cost of $1.2 million and $1.1 million as of November 29, 2008 and August 30, 2008, respectively, is included within other accrued expenses.
(2)	The current portion of deferred compensation liability of $2.5 million and $2.4 million as of November 29, 2008 and August 30, 2008, respectively, is included within accrued compensation.
(3)	The current portion of the split-dollar liability of $184,000 and $186,000 as of November 29, 2008 and August 30, 2008, respectively, is included within accrued compensation.

Postretirement Health Care Benefits

We provide certain health care and other benefits for retired employees hired before April 1, 2001, who have fulfilled eligibility requirements of age 55 with 15 years of continuous service. Retirees are required to pay a monthly premium for medical coverage based on years of service at retirement and then current age. Our postretirement health care plan currently is not funded. We use a September 1 measurement date for this plan.

Net periodic postretirement benefit income consisted of the following components:

	Thirteen	Fourteen
	Weeks Ended
(In thousands)	November 29, 2008	December 1, 2007
Interest cost	$530	$529
Service cost	147	194
Net amortization and deferral	(874)	(871)
Net periodic postretirement benefit income	$(197)	$(148)

For accounting purposes, we recognized income from the plan for the first quarters of both Fiscal 2009 and Fiscal 2008 due to the amortization of the cost savings from the September 2004 amendment. However, we are still obligated to pay the cost of previously accrued and earned retiree benefits and paid approximately $192,000 and $243,000 of such benefits for the thirteen weeks ended November 29, 2008 and the fourteen weeks ended December 1, 2007, respectively.

NOTE 9: Contingent Liabilities and Commitments

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

Our repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The agreements provide that our liability will not exceed 100 percent of the dealer invoice and provide for periodic liability reductions based on the time since the date of the original invoice. Our contingent liability on these repurchase agreements was approximately $142.6 million at November 29, 2008.

In certain instances, we also repurchase inventory from our dealers due to state law and regulatory requirements or relationship terminations. Although laws vary from state to state, some have laws in place that require manufacturers of motor vehicles to repurchase current inventory if a dealership exits the business. Incremental repurchase exposure, beyond existing repurchase agreements, related to dealer inventory in states that we have had historical experience of repurchasing inventory totaled $12.8 million at November 29, 2008.

The reserve methodology used to record an estimated expense and loss reserve in each accounting period is based on current known facts and projected based on expected losses for all types of inventory repurchases. This potential loss reserve is presented as other accrued liabilities in the accompanying consolidated balance sheets. Repurchase sales are not recorded as a revenue transaction, but the net difference between the original repurchase price and the resale price will be recorded against the loss reserve, which is a deduction from gross revenue.

A summary of the activity for repurchased units is as follows:

	Thirteen	Fourteen
	Weeks Ended
(In thousands, except for units)	November 29, 2008	December 1, 2007
Inventory repurchased
Units	54	20
Dollars	$4,909	$1,697
Inventory resold
Units	42	11
Cash collected	$3,337	$841
Loss recognized	479	37

During the first quarter of Fiscal 2009, we incurred a significant increase in losses associated with repurchases due to challenging motor home industry conditions. As a result, we have increased our repurchase reserve as of November 29, 2008 to provide for potential future losses. Repurchase reserves under our repurchase agreements at November 29, 2008 and August 30, 2008 were $1.7 million and $661,000, respectively.

Guarantees For Suppliers

During the second quarter of Fiscal 2004, we entered into a five-year limited guaranty agreement (“Guaranty Agreement”) with a leasing corporation (“Landlord”) and an unaffiliated third-party paint supplier (the “Supplier”). The Landlord constructed a paint facility through debt financing on land adjoining our Charles City manufacturing plant for the Supplier. The Landlord and the Supplier have signed a ten-year lease agreement which commenced on August 1, 2004. The Guarantee Agreement states that we will guarantee the first 60 monthly lease payments (totaling approximately $1.6 million of which $208,000 was remaining as of November 29, 2008). In the event of rental default before August 2009 and the Supplier’s failure to correct the default, the Landlord shall give us (Guarantor) written notice of its intent to terminate said lease. At the time of this notification, we will have various options that we must exercise in a timely manner. One is to exercise an option to purchase the real estate with improvements from the Landlord. The price we would pay would be the outstanding loan owed by the Landlord to construct the paint facility, which was approximately $1.3 million as of November 29, 2008. As of November 29, 2008, the Supplier is current with its lease payment obligations to the Landlord. In August 2004, approximately $315,000 was recorded by us as the estimated fair value for the guarantee. As of November 29, 2008, the fair value of the guarantee was approximately $42,000 and presented as prepaid expenses and other accrued liabilities in the accompanying consolidated balance sheets.

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

NOTE 10: Income Per Share

The following table reflects the calculation of basic and diluted income per share:

	Thirteen	Fourteen
	Weeks Ended
(In thousands, except per share data)	November 29, 2008	December 1, 2007
(Loss) income per share - basic
Net (loss) income	$(9,596)	$9,962
Weighted average shares outstanding	29,027	29,352
Net (loss) income per share - basic	$(0.33)	$0.34

(Loss) income per share - assuming dilution
Net (loss) income	$(9,596)	$9,962
Weighted average shares outstanding	29,027	29,352
Dilutive impact of options and awards outstanding	12	88
Weighted average shares and potential dilutive shares outstanding	29,039	29,440
Net (loss) income per share - assuming dilution	$(0.33)	$0.34

For the thirteen weeks ended November 29, 2008 and the fourteen weeks ended December 1, 2007, there were options outstanding to purchase 1,022,566 shares and 897,148 shares, respectively, of common stock at an average price of $27.31 and $29.52, respectively, which were not included in the computation of diluted income per share because they are considered anti-dilutive under the treasury stock method per SFAS No. 128, Earnings Per Share (as amended).

NOTE 11: Comprehensive Income

Comprehensive income, net of tax, consists of:

	Thirteen	Fourteen
	Weeks Ended
(In thousands)	November 29, 2008	December 1, 2007
Net (loss) income	$(9,596)	$9,962
Temporary impairment of investments	463	—
Amortization of prior service credit	(633)	(709)
Amortization of actuarial loss	106	158
Comprehensive (loss) income	$(9,660)	$9,411

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that this management’s discussion be read in conjunction with the Management’s Discussion and Analysis included in our Annual Report to Shareholders for the year ended August 30, 2008.

Executive Overview

Winnebago Industries, Inc. is a leading motor home manufacturer with a proud history of manufacturing recreation vehicles for the last 50 years. Our strategy is to manufacture quality motor homes in a profitable manner. We produce all of our motor homes in highly vertically integrated manufacturing facilities in the state of Iowa. We distribute our product through independent dealers throughout the United States and Canada, who then retail the product to the end consumer. For calendar year through October 2008, we led the industry in combined retail unit market share with 18.6 percent of Class A and Class C motor homes in the U.S. We began producing Class B motor homes in February2008 and in the U.S. for calendar 2008, have a 3.2 percent retail unit market share through September. In Canada, we also led the industry in combined retail unit market share of Class A and Class C motor homes, with 18.8 percent for calendar 2008 through September. All of the retail unit market share information provided in this paragraph is according to Statistical Surveys, Inc.

Company and Business Outlook

The RV industry has seen a substantial reduction in wholesale motor home shipments and retail registrations during Calendar 2008 that has continued to deteriorate throughout the year. This dynamic is evidenced in the table below:

Calendar Year	Wholesale Shipments (1)				Retail Registrations(2)
(In units)	2008	2007	Decrease	% of Decrease	2008	2007	Decrease	% of Decrease
First Quarter	10,400	13,600	(3,200)	(23.5)	8,600	11,500	(2,900)	(25.2)
Second Quarter	8,600	15,000	(6,400)	(42.7)	9,200	15,200	(6,000)	(39.5)
Third Quarter	4,600	12,400	(7,800)	(62.9)	6,100	12,400	(6,300)	(50.8)
October	1,500	4,300	(2,800)	(65.1)	1,700	3,300	(1,600)	(48.5)
November	700	3,100	(2,400)	(77.4)
Calendar Year to Date	25,800	48,400	(22,600)	(46.7)	25,600	42,400	(16,800)	(39.6)

(1)	As reported by the Recreation Vehicle Industry Association (RVIA) Class A and C wholesale shipments through November 2008 and 2007.
(2)

As reported by Statistical Surveys, Inc. Class A and C U.S. Retail Registrations through October 2008 and 2007, rounded to the nearest thousand. As of January 6, 2009, Retail Registration activity for November 2008 was not available.

The motorized market has been significantly impacted by highly unstable market conditions. The tightening of the wholesale and retail credit markets, low consumer confidence, and the uncertainty of fuel prices are placing pressure on retail sales and our dealers continue to be cautious in the amount of inventory they are willing to carry. Dealers continue to sell older model-year units and are not reordering inventory on a one-for-one basis, which negatively affects manufacturers’ shipments and backlog. The decline in wholesale and retail demand has directly impacted our gross margins as we have produced and delivered far fewer units in recent quarters and also we have had to increase our discounts to meet competitive pricing and provide retail incentives to help dealers move inventory.

Order backlog for our motor homes was as follows:

	As Of
	November 29, 2008	Product Mix %	December 1, 2007	Product Mix %	(Decrease) Increase	% Change
Class A gas	84	24.9	449	24.5	(365)	(81.3)
Class A diesel	35	10.3	299	16.3	(264)	(88.3)
Total Class A	119	35.2	748	40.8	(629)	(84.1)
Class B	8	2.4	—	—	8	—
Class C	211	62.4	1,085	59.2	(874)	(80.6)
Total backlog	338	100.0	1,833	100.0	(1,495)	(81.6)
Total approximate revenue dollars (in millions) (1)	$27.6		$161.7		$(134.1)	(82.9)
Dealer inventory (units)	3,269		4,364		(1,095)	(25.1)

(1)

We include in our backlog all accepted purchase orders from dealers to be shipped within the next six months. Orders in backlog can be canceled or postponed at the option of the purchaser at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

When retail credit availability and consumer confidence improve, we expect to see a rebound in sales from dealers ordering units for stock and expect to benefit from our ability to ramp up production. A longer-term positive outlook for the recreation vehicle industry is supported by favorable demographics as baby boomers reach the age where they historically have accounted for the bulk of retail RV sales. Also, a University of Michigan study indicates that, the older and younger segments of the population have shown more interest in the motor home lifestyle.

Critical Accounting Policies

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

Revenue Recognition. Generally, revenues for motor homes are recorded when all of the following conditions are met: an order for a product has been received from a dealer, written or verbal approval for payment has been received from the dealer’s floorplan financing institution and the product is delivered to the dealer who placed the order. Most sales are financed under floorplan financing arrangements with banks or finance companies.

Revenues from the sales of our OEM and motor home-related parts are recorded as the products are shipped from our location. The title of ownership transfers on these products as they leave our location due to the freight terms of F.O.B. - Forest City, Iowa.

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

Repurchase Commitments. It is customary practice for companies in the recreation vehicle industry to enter into repurchase agreements with financing institutions to provide financing to their dealers. Our agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, we will repurchase vehicles sold to the dealer that have not been resold to retail customers. With our repurchase agreements, our obligation ceases when the amount for which we are contingently liable to the lending institution has been outstanding for more than 12 months. The contingent liability under these agreements approximates the outstanding principal balance owed by the dealer for units subject to the repurchase agreement, less any scheduled principal payments. In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements or relationship terminations. Our risk of loss is reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and financial institutions. Given the tightening of credit standards by lenders, we currently expect that repurchase activity will be higher than has historically been the case and it may be necessary to offer greater discounts in order to relocate such product to alternative dealers during current market conditions. To the extent that dealers are reducing their inventories, which they have been doing in recent months, our overall exposure to repurchase agreements is likewise reduced. Further discussion of our repurchase commitments and related assumptions is included in Note 9 to the Consolidated Financial Statements.

Warranty. We provide with the purchase of any new motor home, a comprehensive 12-month/15,000-mile warranty on Class A, Class B and Class C motor homes and a 3-year/36,000-mile warranty on Class A and Class C sidewalls and floors. Estimated costs related to product warranty are accrued at the time of sale and are based upon past warranty claims and unit sales history and adjusted as required to reflect actual costs incurred, as information becomes available. A significant increase in dealership labor rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize. We also incur costs as a result of additional service actions not covered by our warranties, including product recalls and customer satisfaction actions. Estimated costs are accrued at the time the service action is implemented and are based upon past claim rate experiences and the estimated cost of the repairs. Further discussion of our warranty costs and associated accruals is included in Note 6 to the Consolidated Financial Statements.

Stock-Based Compensation. Prior to Fiscal 2007, we granted stock options to our key employees and nonemployee directors as part of their compensation. In Fiscal 2007 and 2008, we granted restricted stock awards to key employees and nonemployee directors instead of stock options. However, no stock options or awards were granted in the first quarter of Fiscal 2009.

The amount of stock-based compensation expense incurred and to be incurred in future periods is dependent upon a number of factors, such as the number of options and shares granted, the timing of stock option exercises, the age of the recipient and actual forfeiture rates.

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

Results of Operations

Current Quarter Compared to the Comparable Quarter Last Year

The following is an analysis of changes in key items included in the consolidated statements of income:

	Thirteen Weeks Ended		Fourteen Weeks Ended
(In thousands, except percent and per share data)	November 29, 2008	% of Revenues	December 1, 2007	% of Revenues	(Decrease) Increase	% Change
Net revenues	$69,398	100.0	$215,142	100.0	$(145,744)	(67.7)
Cost of goods sold	78,292	112.8	189,502	88.1	(111,210)	(58.7)
Gross (deficit) profit	(8,894)	(12.8)	25,640	11.9	(34,534)	(134.7)
Selling	3,665	5.3	5,605	2.6	(1,940)	(34.6)
General and administrative	4,331	6.2	6,451	3.0	(2,120)	(32.9)
Total operating expenses	7,996	11.5	12,056	5.6	(4,060)	(33.7)
Operating (loss) income	(16,890)	(24.3)	13,584	6.3	(30,474)	(224.3)
Financial income	524	0.7	1,240	0.6	(716)	(57.7)
(Loss) income before income taxes	(16,366)	(23.6)	14,824	6.9	(31,190)	(210.4)
(Benefit) provision for taxes	(6,770)	(9.8)	4,862	2.3	(11,632)	(239.2)
Net (loss) income	$(9,596)	(13.8)	$9,962	4.6	$(19,558)	(196.3)
Diluted (loss) income per share	$(0.33)		$0.34		$(0.67)	(197.1)
Fully diluted average shares outstanding	29,039		29,440		(401)	(1.4)

Unit deliveries consisted of the following:

	Thirteen Weeks Ended		Fourteen Weeks Ended
Motor home unit deliveries:	November 29, 2008	Product Mix %	December 1, 2007	Product Mix %	(Decrease) Increase	% Change
Class A gas	165	25.2	836	38.8	(671)	(80.3)
Class A diesel	118	18.0	363	16.8	(245)	(67.5)
Total Class A	283	43.2	1,199	55.6	(916)	(76.4)
Class B	35	5.3	—	—	35	—
Class C	338	51.5	956	44.4	(618)	(64.6)
Total deliveries	656	100.0	2,155	100.0	(1,499)	(69.6)

Net revenues for the thirteen weeks ended November 29, 2008 decreased $145.7 million, or 67.7 percent when compared to the fourteen weeks ended December 1, 2007, primarily as a result of a 69.6 percent decrease in motor home unit deliveries (70.7 percent decline in revenue dollars). Also, our motor home average selling price during the thirteen weeks ended November 29, 2008 decreased 3.8 percent when compared to the fourteen weeks ended December 1, 2007 due to an unfavorable mix and a higher level of wholesale incentives. The decrease in revenues for motor home parts and services and other manufactured products was 29.5 percent when comparing the thirteen weeks ended November 29, 2008 to the fourteen weeks ended December 1, 2007.

Gross (deficit) profit for the thirteen weeks ended November 29, 2008 was a deficit of $8.9 million, or (12.8) percent of net revenues, compared to a gross profit of $25.6 million or 11.9 percent of net revenues during the fourteen weeks ended December 1, 2007. The deterioration of margin was primarily due to a significant reduction in production resulting in lower absorption of fixed costs. Also contributing to the reduced margins were additional wholesale and retail promotional programs as well as an increase in the repurchase reserve provision.

Selling expenses decreased $1.9 million, or 34.6 percent, during the thirteen weeks ended November 29, 2008. However, as a percent of net revenues, selling expenses were 5.3 percent and 2.6 percent during the thirteen weeks ended November 29, 2009 and the fourteen weeks ended December 1, 2007, respectively. The decreases in dollars in selling expenses for the thirteen weeks ended November 29, 2008 were due to reductions in advertising expenses of $840,000 (in part due to the fact that the Louisville Show, RVIA’s National RV Show was held in the first quarter of Fiscal 2008 as compared to the second quarter of Fiscal 2009) and a $730,000 reduction in labor-related expenses as a result of reduced headcount, lower salesmen incentives and lower stock compensation.

General and administrative expenses decreased $2.1 million, or 32.9 percent, during the thirteen weeks ended November 29, 2008. However, as a percent of net revenues, general and administrative expenses were 6.2 percent and 3.0 percent during the thirteen weeks ended November 29, 2008 and the fourteen weeks ended December 1, 2007, respectively. The decrease in dollars in general and administrative expenses for the thirteen weeks ended November 29, 2008 were due to a reduction of $1.3 million in restricted stock awards as the Company did not grant stock awards in the first quarter of Fiscal 2009 and a reduction of $900,000 in management incentive compensation expense.

Financial income decreased $716,000, or 57.7 percent, during the thirteen weeks ended November 29, 2008. The decrease in financial income was due primarily to a decrease of investment balances of approximately $49 million and a decrease in the yield of .20%. In addition, the realized impairment on ARS of $806,000 was offset by the valuation of the Put Options of $764,000. See Note 4 to the Consolidated Financial Statements.

The overall effective income tax rate for the thirteen weeks ended November 29, 2008 was a benefit of (41.4) percent compared to an expense of 32.8 percent for the fourteen weeks ended December 1, 2007. The following table breaks down the two aforementioned tax rates:

	Thirteen Weeks Ended			Fourteen Weeks Ended
	November 29, 2008			December 1, 2007
(In thousands)		Effective Rate			Effective Rate
Tax (benefit) provision before discrete items (1)	$(6,496)	(39.7%	)	$4,862	32.8%
Discrete items:
Tax planning initiatives (2)	(274)	(1.7%	)	—	—
Total (benefit) provision for taxes	$(6,770)	(41.4%	)	$4,862	32.8%

(1)	The effective tax benefit in the current quarter was higher than the tax expense for the same quarter last year primarily due to the impact of tax exempt income.
(2)	Benefits of $274,000 for the thirteen weeks ended November 29, 2008 were recorded due to tax planning initiatives that were recognized during the quarter.

Net (loss) income was a loss of $9.6 million or $.33 per diluted share for the thirteen weeks ended November 29, 2008 compared to net income of $10.0 million or $.34 per diluted share for the fourteen weeks ended December 1, 2007. (See Note 10 to the Consolidated Financial Statements.)

Analysis of Financial Condition, Liquidity and Resources

Cash and cash equivalents totaled $28.8 million and $17.9 million as of November 29, 2008 and August 30, 2008, respectively. Short-term and long-term investments net of temporary impairments totaled $38.2 million as of November 29, 2008 and $40.6 million as of August 30, 2008. These investments were comprised of ARSs. (See Note 4 to the Consolidated Financial Statements.)

Until February 2008, the ARS market was highly liquid. Starting the week of February 11, 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell all of the securities that holders desired to sell at auction. From February 11, 2008 through our first fiscal quarter ending, November 29, 2008, we successfully sold $20.5 million of our $60 million portfolio at par value. The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned generally every 35 days until the auction succeeds, the issuer calls the securities or the securities mature. We continue to believe that we will ultimately recover all amounts invested in these ARSs. Management does not believe that the current illiquidity of these securities will have a material impact on our ability to execute our current business plan. In December 2008, we were able to redeem two separate ARS at par value for $5.4 million, which was classified as a short-term investment at fiscal quarter end.

On September 17, 2008, we entered into a Credit and Security Agreement with Wells Fargo (Credit Agreement). The Credit Agreement provides for a $25.0 million maximum revolving credit facility (Credit Facility), based on certain accounts receivable and inventory accounts, expiring on September 17, 2010, unless terminated earlier in accordance with its terms. Interest on loans under the Credit Agreement will be a rate equal to either LIBOR plus 1.5% to 2.5% or prime rate plus (0.75)% to 0.25%. No borrowings have been made under the Credit Facility through January 6, 2009. The Credit Facility provides increased financial flexibility and, if needed, will be used for working capital and for other general corporate purposes.

Working capital at November 29, 2008 and August 30, 2008 was $101.9 million and $108.5 million, respectively, a decrease of $6.6 million. We currently expect cash on hand, funds generated from operations (if any) and the availability on the new Credit Facility to be sufficient to cover both short-term and long-term operation requirements.

Operating Activities

Cash provided by operating activities was $12.9 million during the thirteen weeks ended November 29, 2008, compared to $7.6 million during the fourteen weeks ended December 1, 2007. Cash provided by operating activities in the current quarter was primarily attributable to a $27.3 million reduction of inventory, offset by a net loss of operations of $9.6 million and decreases in accounts payable and accrued expenses of $6.0 million.

Investing Activities

Cash provided by investing activities was due primarily to proceeds from the sale of short-term investments of $3.1 million in the thirteen weeks ended November 29, 2008. During the fourteen weeks ended December 1, 2007, we had proceeds of $163.4 million from sales and purchases of $150.0 million in short-term investments. Other uses of cash were $689,000 and $1.5 million for manufacturing equipment and facilities purchases in the thirteen weeks ended November 29, 2008 and the fourteen weeks ended December 1, 2007, respectively.

Financing Activities

The primary use of cash in financing activities for the thirteen weeks ended November 29, 2008 was $3.5 million for payments of dividends on October 6, 2008, for shareholders of record as of September 5, 2008. On October 16, 2008, the Company announced that it would suspend cash dividends payments in order to conserve capital and maintain liquidity, pending subsequent review of the cash dividend policy throughout the remainder of the fiscal year. Primary uses of cash in financing activities for the fourteen weeks ended December 1, 2007 were $17.5 million for repurchases of outstanding common stock and payments of $3.5 million in dividends.

Anticipated Use of Funds

Estimated uses of our liquid assets, at November 29, 2008 for the remainder of Fiscal 2009 include capital spending of approximately $4 million primarily for manufacturing equipment and facilities.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on marketable investments, investments underlying a company-owned life insurance program (COLI) and variable rate debt under our revolving credit facility. With respect to the COLI program, the underlying investments are subject to both interest rate risk and equity market risk. We have not drawn on the Credit Facility as of January 6, 2009. We do not currently use interest rate swaps, futures contracts or options on futures, or other types of derivative financial instruments.

Our investments are comprised of ARSs. These securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually. At the end of the fiscal quarter, all of the long-term ARSs we held were AAA/Aaa rated with most collateralized by student loans guaranteed by the U.S. Government under the Federal Family Education Loan Program. Until Fiscal 2008, the auction rate securities market was highly liquid. During Fiscal 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell the entire issue of the securities that holders desired to sell at auction. The immediate effect of a failed auction is that certain holders cannot sell the securities at auction and the interest or dividend rate on the security generally resets to a maximum auction rate. In the case of a failed auction, with respect to the ARSs held by us, the ARS is deemed not currently liquid. In the case of funds invested by us in ARSs which are the subject of a failed auction, we may not be able to access the funds prior to maturity without a loss of principal, unless a future auction on these investments is successful or the issuer calls the security pursuant to a mandatory tender or redemption.

Additional information regarding our investment portfolio is detailed in Note 4 to the Consolidated Financial Statements for the period ended November 29, 2008.

We do not believe that future market equity or interest rate risks related to our marketable investments or debt obligations will have a material impact on our results.

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

We, including the Chief Executive Officer and the Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of November 29, 2008. During our assessment, we did not identify any material weaknesses in our internal control over financial reporting.

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls over financial reporting subsequent to the date we carried out its evaluation.

In connection with the evaluation of internal control over financial reporting described above, no changes in our internal control over financing reporting were identified that occurred during the first quarter of Fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings

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

On December 19, 2007, the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $60 million. There is no time restriction on this authorization. During the first quarter of Fiscal 2009, 14,836 shares were repurchased under this authorization for an aggregate consideration of approximately $162,000.

This table provides information with respect to purchases by us of shares of our common stock during each fiscal month of the first quarter of Fiscal 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
08/31/08 – 10/04/08	—	$—		$59,747,639
10/05/08 - 11/01/08	14,836	10.94	14,836	59,585,379
11/02/08 - 11/29/08	—	—	—	59,585,379
Total	14,836	$10.94	14,836	$59,585,379

ITEM 6.	Exhibits

	(a)	Exhibits - See Exhibit Index on page 19.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.
(Registrant)

Date	January 6, 2009	/s/ Robert J. Olson
Robert J. Olson
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date	January 6, 2009	/s/ Sarah N. Nielsen
Sarah N. Nielsen
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated January 6, 2009.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated January 6, 2009.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated January 6, 2009.

32.2.	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated January 6, 2009.