Form 10-Q
period 2009-02-28
WINNEBAGO INDUSTRIES INC
filed 2009-04-07
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to _________________________

Commission File Number: 001-06403

WINNEBAGO INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Iowa	42-0802678
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

P. O. Box 152, Forest City, Iowa	50436
(Address of principal executive offices)	(Zip Code)

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
Yes ☐ No ☒.

The number of shares of common stock, par value $0.50 per share, outstanding April 6, 2009 was 29,077,126.

WINNEBAGO INDUSTRIES, INC.

Winnebago Industries, Inc.
Unaudited Consolidated Statements of Operations

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

	Thirteen Weeks Ended		Twenty-Six	Twenty-Seven
			Weeks Ended
(In thousands, except per share data)	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008

Net revenues	$31,808	$164,203	$101,206	$379,345
Cost of goods sold	43,600	152,034	121,892	341,536

Gross (deficit) profit	(11,792)	12,169	(20,686)	37,809

Operating expenses:
Selling	2,816	4,258	6,481	9,863
General and administrative	4,003	5,457	8,334	11,908
Total operating expenses	6,819	9,715	14,815	21,771

Operating (loss) income	(18,611)	2,454	(35,501)	16,038
Financial income	633	1,236	1,157	2,476
(Loss) income before income taxes	(17,978)	3,690	(34,344)	18,514

(Benefit) provision for taxes	(7,597)	1,173	(14,367)	6,035
Net (loss) income	$(10,381)	$2,517	$(19,977)	$12,479

(Loss) income per common share:
Basic	$(0.36)	$0.09	$(0.69)	$0.43
Diluted	$(0.36)	$0.09	$(0.69)	$0.43

Weighted average common shares outstanding:
Basic	29,037	28,964	29,032	29,165
Diluted	29,046	29,034	29,041	29,245

Dividends paid per common share	$—	$0.12	$0.12	$0.24

See unaudited notes to condensed consolidated financial statements.

Winnebago Industries, Inc.
Unaudited Consolidated Balance Sheets

(In thousands, except per share data)	February 28, 2009	August 30, 2008

Assets
Current assets:
Cash and cash equivalents	$27,454	$17,851
Short-term investments	—	3,100
Receivables, less allowance for doubtful accounts ($157 and $177, respectively)	8,237	9,426
Inventories	72,778	110,596
Prepaid expenses and other assets	3,596	3,715
Deferred income taxes	9,705	11,575
Income taxes receivable	19,477	6,618
Total current assets	141,247	162,881
Property and equipment, at cost:
Land	848	934
Buildings	56,121	55,977
Machinery and equipment	96,569	97,002
Transportation equipment	9,260	9,455
Total property and equipment, at cost	162,798	163,368
Accumulated depreciation	(125,707)	(123,271)
Total property and equipment, net	37,091	40,097
Long-term investments less impairment	33,476	37,538
Investment in life insurance	22,492	22,123
Deferred income taxes	28,342	26,862
Other assets	11,550	15,954
Total assets	$274,198	$305,455

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,182	$15,631
Short-term ARS borrowings	9,100	—
Income taxes payable	30	76
Accrued expenses:
Accrued compensation	9,681	10,070
Product warranties	7,552	9,859
Self-insurance	5,788	6,630
Accrued loss on repurchases	2,668	661
Promotional	1,690	2,642
Accrued dividends	—	3,489
Other	4,834	5,275
Total current liabilities	48,525	54,333
Long-term liabilities:
Unrecognized tax benefits	8,943	9,469
Postretirement health care and deferred compensation benefits	63,047	67,729
Total long-term liabilities	71,990	77,198
Contingent liabilities and commitments Stockholders’ equity:
Capital stock common, par value $0.50; authorized 60,000 shares, issued 51,776 shares	25,888	25,888
Additional paid-in capital	29,479	29,632
Retained earnings	469,217	489,194
Accumulated other comprehensive income	9,591	9,813
Treasury stock, at cost (22,704 and 22,706 shares, respectively)	(380,492)	(380,603)
Total stockholders’ equity	153,683	173,924
Total liabilities and stockholders’ equity	$274,198	$305,455

See unaudited notes to condensed consolidated financial statements.

Winnebago Industries, Inc.
Unaudited Consolidated Statements of Cash Flows

	Twenty-Six	Twenty-Seven
	Weeks Ended
(In thousands)	February 28, 2009	March 1, 2008

Operating activities:
Net (loss) income	$(19,977)	$12,479
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	4,146	5,179
Stock-based compensation	526	2,910
Postretirement benefit income and deferred compensation expense	711	716
Provision for doubtful accounts	18	58
Deferred income taxes	(503)	98
Excess tax benefit of stock-based compensation	—	(72)
Increase in cash surrender value of life insurance policies	(513)	(459)
Loss on disposal of property	29	37
Other	111	13
Change in assets and liabilities:
Inventories	37,818	(27,269)
Receivables and prepaid assets	1,290	(1,603)
Accounts payable and accrued expenses	(11,734)	(8,456)
Income taxes (receivable) payable and unrecognized tax benefits	(12,756)	4,451
Postretirement and deferred compensation benefits	(1,424)	(715)
Net cash used in operating activities	(2,258)	(12,633)

Investing activities:
Purchases of investments	—	(228,069)
Proceeds from the sale or maturity of investments	8,500	276,519
Purchases of property and equipment	(1,344)	(2,469)
Proceeds from the sale of property	214	219
Other	(958)	(841)
Net cash provided by investing activities	6,412	45,359

Financing activities:
Payments for purchase of common stock	(162)	(17,527)
Payments of cash dividends	(3,489)	(7,024)
Borrowings on ARS portfolio	9,100	—
Proceeds from issuance of treasury stock	—	400
Excess tax benefit of stock-based compensation	—	72
Net cash provided by (used in) financing activities	5,449	(24,079)

Net increase in cash and cash equivalents	9,603	8,647
Cash and cash equivalents at beginning of period	17,851	6,889
Cash and cash equivalents at end of period	$27,454	$15,536

Supplemental cash flow disclosure:
Income taxes paid	$123	$1,494

See unaudited notes to condensed consolidated financial statements

Winnebago Industries, Inc.
Unaudited Notes to Condensed Consolidated
Financial Statements

General:

The “Company,” “we,” “our” and “us” are used interchangeably to refer to Winnebago Industries, Inc. At February 28, 2009, the Company had no subsidiaries.

NOTE 1: Basis of Presentation

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of February 28, 2009 and the consolidated results of operations for the thirteen and twenty-six weeks ended February 28, 2009 and the thirteen and twenty-seven weeks ended March 1, 2008 and consolidated cash flows for the twenty-six weeks ended February 28, 2009 and the twenty-seven weeks ended March 1, 2008. The consolidated statement of operations for the twenty-six weeks ended February 28, 2009 is not necessarily indicative of the results to be expected for the full year. The balance sheet data as of August 30, 2008 was derived from audited financial statements, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in our Annual Report to Shareholders for the year ended August 30, 2008.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of FASB Statement No. 115, which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available for sale and held to maturity securities. The statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. On August 31, 2008, we adopted SFAS No. 159 and elected the fair value option for the rights associated with our auction rate securities (ARSs) (see Note 4). This adoption and election did not have a material impact on our consolidated financial position or results of operations.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table sets forth by level within the fair value hierarchy our financial assets that were accounted for at fair value on a recurring basis at February 28, 2009, according to the valuation techniques we used to determine their fair values:

	Fair Value at February 28, 2009	Fair Value Measurements Using Inputs Considered As

(In thousands)		Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$27,454	$27,454	$	$
Long-term investments (includes Put Rights)	33,476				33,476
Assets that fund deferred compensation	8,169	8,169

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
(In thousands)	February 28, 2009
Balance at beginning of period	$32,750	$37,538
Net realized gain (loss) included in earnings	167	(27)
Net change included in other comprehensive income	559	1,365
Transfer out of Level 3	—	(5,400)
Balance at February 28, 2009	$33,476	$33,476

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents. The carrying value of cash equivalents approximates fair value as maturities are less than three months. Our cash equivalents are comprised of money market funds traded in an active market with no restrictions and are classified as Level 1.

Long-term investments. Our debt securities are comprised of ARSs and Put Rights as described in Note 4, Investments. Our long-term ARS related investments are classified as Level 3 as quoted prices were unavailable due to events described in Note 4, Investments. Due to limited market information, we utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value at February 28, 2009. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with ARS.

Assets that fund deferred compensation. Our assets that fund deferred compensation are marketable equity securities measured at fair value using quoted market prices and primarily consist of equity-based mutual funds. They are classified as Level 1 as they are traded in an active market for which closing stock prices are readily available. These securities fund the Executive Share Option Plan, a deferred compensation program, and are presented as other assets in the accompanying consolidated balance sheets.

NOTE 4: Investments

We own investments in marketable securities that have been designated as “available for sale” or “trading securities” in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available for sale securities are carried at fair value with the unrealized gains and losses reported in “Accumulated Other Comprehensive Income,” a component of stockholders’ equity. Trading securities are carried at fair value with unrealized gains and losses reported in financial income/expense.

At February 28, 2009, we held $34.1 million (par value) of investments comprised of tax-exempt ARSs, which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually. At February 28, 2009, all of the ARSs we held were AAA/Aaa rated, with most collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program.

Since February 2008, most ARS auctions have failed for these securities and there is no assurance that future auctions will succeed and, as a result, our ability to liquidate our investment and fully recover the par value in the near term may be limited or nonexistent. We have no reason to believe that any of the underlying issuers of our ARSs are presently at risk of default. Through April 7, 2009, we have continued to receive interest payments on the ARSs in accordance with their terms. We believe we will ultimately be able to liquidate our ARS related investments without significant loss primarily due to the collateral securing ARSs and the legal settlement agreement we have entered into with UBS AG (“UBS”). As noted below, our UBS settlement allows for a portion of our ARS to be redeemed at par as early as June 30, 2010. However, the remaining portfolio could take until final maturity of the ARSs (up to 32 years) to realize our investments’ par value. Due to the changes and uncertainty in the ARS market, we believe the recovery period for these investments is likely to be longer than 12 months and as a result, we have classified these investments as long-term as of February 28, 2009.

In November 2008, we elected to participate in a rights offering by UBS, one of our brokers, which provide us with rights (the “Put Rights”) to sell to them $13.5 million at par value of our ARS portfolio, purchased through UBS, at any time during a two-year sale period beginning June 30, 2010.

By electing to participate in the rights offering, we granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two-year sale period, to purchase or cause the sale of our ARSs (the “Call Right”). UBS has stated that it will only exercise the Call Right for the purpose of restructurings, dispositions or other solutions that will provide their clients with par value for their ARS. UBS has agreed to pay their clients the par value of their ARS within one day of settlement of any Call Right transaction. Notwithstanding the Call Right, we are permitted to sell ARSs to parties other than UBS, in which case the Put Rights attached to the ARSs that are sold would be extinguished. The terms of the legal settlement agreement also allowed us to borrow on a portion of our portfolio at “no net cost” and as a result, we borrowed $9.1 million under this arrangement, which is presented as short-term ARS borrowings on our balance sheet. We have the ability to maintain the “no net cost” loans until the securities are liquidated or they reach the June 2010 put date.

We elected to adopt SFAS No. 159 on August 31, 2008 (details in Note 2) on the Put Rights and elected to treat this portion of our ARS portfolio as trading securities. As such, during Fiscal 2009, we have recorded a benefit of $375,000 related to the Put Rights provided by the settlement and an other-than-temporary impairment of $403,000 on the $13.5 million (par value) portion of our ARS portfolio as we may decide not to hold until final maturity with the opportunity provided by the Put Rights.

At February 28, 2009, there was insufficient observable ARS market information available to determine the fair value of our ARS investments, including the Put Rights. Therefore, we estimated fair value by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, final stated maturities, estimates on the probability of the issue being called prior to final maturity, impact due to extended periods of maximum auction rates and broker quotes from independent evaluators. Based on this analysis, we recorded a temporary impairment of $596,000 related to our long-term ARS investments of $20.6 million (par value) that were not part of the UBS settlement as of February 28, 2009. These same assumptions were used to estimate the fair value of our UBS ARS portfolio described above, including the Put Rights.

NOTE 5: Inventories

Inventories are valued at the lower of cost or market, with cost being determined under the last-in, first-out (LIFO) method and market defined as net realizable value.

Inventories consist of the following:

(In thousands)	February 28, 2009	August 30, 2008
Finished goods	$32,777	$41,716
Work-in-process	20,682	31,187
Raw materials	56,133	75,010
	109,592	147,913
LIFO reserve	(36,814)	(37,317)
Total inventories	$72,778	$110,596

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

Changes in our product warranty liability are as follows:

	Twenty-Six	Twenty-Seven
	Weeks Ended
(In thousands)	February 28, 2009	March 1, 2008
Balance at beginning of period	$9,859	$11,259
Provision	1,580	6,378
Claims paid	(3,887)	(6,191)
Balance at end of period	$7,552	$11,446

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

As of February 28, 2009, our total unrecognized tax benefits were $8.9 million of which, if recognized, $5.4 million would positively affect our effective tax rate. It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits into tax expense. As of February 28, 2009, we had accrued $2.8 million in interest and penalties.

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

We do not believe there will be a significant change within the next twelve months in the total amount of unrecognized tax benefits as of February 28, 2009. However, results may differ materially from our projected estimates.

NOTE 8: Employee and Retiree Benefits

Reserves for long-term postretirement health care and deferred compensation benefits are as follows:

(In thousands)	February 28, 2009	August 30, 2008
Postretirement health care benefit cost (1)	$30,569	$29,752
Non-qualified deferred compensation (2)	23,850	24,155
Executive share option plan liability	5,734	10,999
SERP benefit liability (3)	2,842	2,767
Executive deferred compensation	52	56
Total postretirement health care and deferred compensation benefits	$63,047	$67,729

(1)	The current portion of accrued postretirement benefit cost of $1.2 million and $1.1 million as of February 28, 2009 and August 30, 2008, respectively, is included within other accrued expenses.
(2)	The current portion of deferred compensation liability of $2.6 million and $2.4 million as of February 28, 2009 and August 30, 2008, respectively, is included within accrued compensation.
(3)	The current portion of the SERP liability of $201,000 and $186,000 as of February 28, 2009 and August 30, 2008, respectively, is included within accrued compensation.

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

Net periodic postretirement health care benefit income consisted of the following components:

	Thirteen		Twenty-Six	Twenty-Seven
	Weeks Ended		Weeks Ended
(In thousands)	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008
Interest cost	$530	$491	$1,060	$1,020
Service cost	147	180	295	374
Net amortization and deferral	(874)	(809)	(1,749)	(1,680)
Net periodic postretirement health care benefit income	$(197)	$(138)	$(394)	$(286)

Payments for postretirement health care	$217	$290	$409	$533

For accounting purposes, we recognized income from the plan for the first and second quarters of both Fiscal 2009 and Fiscal 2008 due to the amortization of the cost savings from the September 2004 amendment.

NOTE 9: Contingent Liabilities and Commitments

Repurchase Commitments

Generally, companies in the RV industry enter into repurchase agreements with lending institutions which have provided wholesale floor plan financing to dealers. Most dealers’ motor homes are financed on a “floor plan” basis under which a bank or finance company lends the dealer all, or substantially all, of the purchase price, collateralized by a security interest in the motor homes purchased.

Our repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The agreements provide that our liability will not exceed 100 percent of the dealer invoice and provide for periodic liability reductions based on the dealer’s equity in the inventory and the time since the date of the original invoice. Our contingent liability on these repurchase agreements was approximately $131.2 million at February 28, 2009.

In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of motor vehicles to repurchase current inventory if a dealership exits the business. Incremental repurchase exposure beyond existing repurchase agreements, related to dealer inventory in states that we have had historical experience of repurchasing inventory, totaled $6.7 million at February 28, 2009.

Based on our repurchase agreements and the incremental repurchase exposure explained above, we establish an associated loss reserve. Repurchased sales are not recorded as a revenue transaction, but the net difference between the original repurchase price and the resale price are recorded against the loss reserve, which is a deduction from gross revenue. There are two significant assumptions associated with establishing our loss reserve for repurchase commitments: (1) the percentage of dealer inventory that we will be required to repurchase as a result of defaults by the dealer, and (2) the loss that will be incurred, if any, when repurchased inventory is resold. The percentage of dealer inventory we estimate we will repurchase is based on historical information, current trends and an analysis of dealer inventory aging for all dealers with inventory subject to this obligation. The estimated loss per repurchased unit is based primarily on recent history because until recently, we were generally able to sell repurchased units for minimal losses.

A summary of the activity for repurchased units is as follows:

	Thirteen		Twenty-Six	Twenty-Seven
	Weeks Ended		Weeks Ended
(Dollars in thousands)	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008
Inventory repurchased
Units	18	—	72	20
Dollars	$1,559	$—	$6,468	$1,697
Inventory resold
Units	28	7	70	18
Cash collected	$1,906	$522	$5,243	$1,363
Loss recognized	477	63	956	100

As noted in the table above, during the first two quarters of Fiscal 2009, we incurred a significant increase in losses associated with repurchases due to challenging motor home industry conditions. As a result, we significantly increased our repurchase loss reserve in the past few consecutive fiscal quarters to provide for potential future losses due to unfavorable experience, which at February 28, 2009 and August 30, 2008 were $2.7 million and $661,000, respectively.

Guarantees For Suppliers

During the second quarter of Fiscal 2004, we entered into a five-year limited guaranty agreement (“Guaranty Agreement”) with a leasing corporation (“Landlord”) and an unaffiliated third-party paint supplier (the “Supplier”). The Landlord constructed a paint facility through debt financing on land adjoining our Charles City manufacturing plant for the Supplier. The Landlord and the Supplier have signed a ten-year lease agreement which commenced on August 1, 2004. The Guaranty Agreement states that we will guarantee the first 60 monthly lease payments (totaling approximately $1.6 million of which $130,000 was remaining as of February 28, 2009). In the event of rental default before August 2009 and the Supplier’s failure to correct the default, the Landlord shall give us (Guarantor) written notice of its intent to terminate said lease. At the time of this notification, we will have various options that we must exercise in a timely manner. One is to exercise an option to purchase the real estate with improvements from the Landlord. The price we would pay would be the outstanding loan owed by the Landlord to construct the paint facility, which was approximately $1.2 million as of February 28, 2009. As of February 28, 2009, the Supplier is current with its lease payment obligations to the Landlord. In August 2004, approximately $315,000 was recorded by us as the estimated fair value for the guarantee. As of February 28, 2009, the fair value of the guarantee was approximately $26,000 and presented as prepaid expenses and other accrued liabilities in the accompanying consolidated balance sheets.

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

NOTE 10: Income Per Share

The following table reflects the calculation of basic and diluted income per share:

	Thirteen		Twenty-Six	Twenty-Seven
	Weeks Ended		Weeks Ended
(In thousands, except per share data)	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008
(Loss) income per share - basic
Net (loss) income	$(10,381)	$2,517	$(19,977)	$12,479
Weighted average shares outstanding	29,037	28,964	29,032	29,165
Net (loss) income per share - basic	$(0.36)	$0.09	$(0.69)	$0.43

(Loss) income per share - assuming dilution
Net (loss) income	$(10,381)	$2,517	$(19,977)	$12,479
Weighted average shares outstanding	29,037	28,964	29,032	29,165
Dilutive impact of options and awards outstanding	9	70	9	80
Weighted average shares and potential dilutive shares outstanding	29,046	29,034	29,041	29,245
Net (loss) income per share - assuming dilution	$(0.36)	$0.09	$(0.69)	$0.43

At February 28, 2009 and March 1, 2008, there were options outstanding to purchase 1,018,732 shares and 888,981 shares, respectively, of common stock at an average price of $27.30 and $29.52, respectively, which were not included in the computation of diluted income per share because they are considered anti-dilutive under the treasury stock method per SFAS No. 128, Earnings Per Share (as amended).

NOTE 11: Comprehensive Income

Comprehensive income, net of tax, consists of:

	Thirteen		Twenty-Six	Twenty-Seven
	Weeks Ended		Weeks Ended
(In thousands)	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008
Net (loss) income	$(10,381)	$2,517	$(19,977)	$12,479
Change in temporary impairment of investments	388	(2,103)	851	(2,103)
Amortization of prior service credit	(656)	(650)	(1,289)	(1,359)
Amortization of actuarial loss	110	146	216	304
Comprehensive (loss) income	$(10,539)	$(90)	$(20,199)	$9,321

NOTE 12: Subsequent Event

We filed our Fiscal 2008 federal tax return during the second quarter of Fiscal 2009 and in March 2009 (our third quarter of Fiscal 2009), we received a federal tax refund of $5.8 million.

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

Executive Overview

Winnebago Industries, Inc. is a leading motor home manufacturer with a proud history of manufacturing recreation vehicles for the last 50 years. Our strategy is to manufacture quality motor homes in a profitable manner. We produce all of our motor homes in highly vertically integrated manufacturing facilities in the state of Iowa. We distribute our product through independent dealers throughout the United States and Canada, who then retail the product to the end consumer. For calendar years 2008 and 2007, we led the industry in combined Class A and Class C U.S. motor home retail unit market share with 18.5 percent and 18.6 percent, respectively. We began producing Class B motor homes in February 2008 and in the U.S. for calendar 2008, we had a 3.7 percent retail unit market share. In Canada, we had a combined retail unit market share of Class A and Class C motor homes with 16.2 percent and 14.5 percent for calendar 2008 and calendar 2007, respectively. All of the retail unit market share information provided in this paragraph is according to Statistical Surveys, Inc.

Company and Business Outlook

The RV industry saw substantial reductions in wholesale motor home shipments and retail registrations during calendar 2008. The trend has only worsened thus far in calendar 2009, as detailed in the table below:

	RV Industry Wholesale Shipments(1)				RV Industry Retail Registrations(2)
	Calendar Year				Calendar Year
(In units)	2008	2007	Decrease	% of Decrease	2008	2007	Decrease	% of Decrease
First Quarter	10,400	13,600	(3,200)	(23.5)	8,600	11,500	(2,900)	(25.2)
Second Quarter	8,600	15,000	(6,400)	(42.7)	9,200	15,200	(6,000)	(39.5)
Third Quarter	4,600	12,400	(7,800)	(62.9)	6,100	12,400	(6,300)	(50.8)
Fourth Quarter	2,800	11,300	(8,500)	(75.2)	3,800	8,400	(4,600)	(54.8)
Total	26,400	52,300	(25,900)	(49.5)	27,700	47,500	(19,800)	(41.7)

	2009	2008			2009	2008
January	600	3,100	(2,500)	(80.6)	1,100	2,600	(1,500)	(57.7)
February	700	3,300	(2,600)	(78.8)
Total year-to-date	1,300	6,400	(5,100)	(79.7)

(1)	As reported by the Recreation Vehicle Industry Association (RVIA) Class A and C wholesale shipments for calendar 2008 and 2007 and January and February 2009, rounded to the nearest hundred.
(2)

As reported by Statistical Surveys, Inc. Class A and C U.S. Retail Registrations for calendars 2008 and 2007 and January 2009, rounded to the nearest hundred. As of April 7, 2009, Retail Registration activity for February 2009 was not available.

The motorized market has been significantly impacted by highly unstable market conditions. The tightening of the wholesale and retail credit markets, low consumer confidence, and the uncertainty of fuel prices are placing pressure on retail sales and as a result, our dealers have significantly reduced their inventory levels. Dealers continue to sell older model year units and are not reordering inventory on a one-for-one basis, which negatively affects manufacturers’ shipments and backlog. The decline in wholesale and retail demand has directly impacted our gross margins as we have produced and delivered far fewer units in recent quarters and we have also had to increase our discounts to meet competitive pricing and provide retail incentives to help dealers move inventory.

Subsequent to our second quarter end in early March 2009, two of our significant competitors, Fleetwood Enterprises, Inc. and Monaco Coach Corporation, filed for Chapter 11 bankruptcy protection. Currently, both entities are looking to sell part or all of their businesses. The combined Class A and C motor home unit retail market share of these two companies for calendar 2008 was 27.8 percent. If these companies are not successful in finding a buyer or reorganizing and as a result, close their motor home operations permanently, in the long term, we believe that our brand reputation for producing innovative, quality motor homes will give us a significant opportunity to grow our market share. In the short-term, however, as a result of these events, we expect that there will be added pressure on the dealers to sell motor homes produced by these two manufacturers as quickly as possible, probably at a significant discount. We believe it will take time for this distressed inventory to work its way through the dealer channel due to the number of units in dealer inventory of these competitors.

Due to extremely challenging market conditions which have resulted in a severe decline in our revenues in recent quarters, maintaining liquidity and conserving capital are the primary goals of management in order to enhance our financial flexibility. In the first half of Fiscal 2009, we improved our cash and short-term investment position by $6.5 million despite a net loss of almost $20.0 million. Multiple steps were taken in our first two quarters of Fiscal 2009 to allow the Company to conserve capital and maintain liquidity, as follows:

1.

Inventories were significantly reduced since the beginning of the fiscal year which resulted in an improvement of working capital of approximately $37.8 million. We estimate that we have opportunity to reduce inventory levels an additional $10.0 million during the remainder of Fiscal 2009 due to reduced production.

2.	We entered into a $25.0 million line of credit facility during the first quarter of Fiscal 2009. We have not yet borrowed on this facility.

3.	We elected to participate in a “no net cost” loan program and borrowed $9.1 million through UBS during the second quarter, secured by a portion of the ARS owned by the Company and held by UBS.

4.

We suspended cash dividend payments starting in the second quarter of Fiscal 2009. This suspension reduces the amount of cash which we would have otherwise spent by approximately $10.5 million for Fiscal 2009.

As of February 28, 2009, we had $27.5 million of cash as well as our $25.0 million credit facility. Also, in our second quarter of Fiscal 2009, we filed our Fiscal 2008 federal tax return. Due to the ability to carry back our Fiscal 2008 tax loss to prior years, we expect to receive a federal tax refund of approximately $5.8 million in our third quarter (this total refund was received in March 2009). In aggregate, this provides liquidity of approximately $58.3 million which can be further supplemented by the inventory reductions noted above. When considering all of these factors, we expect to have sufficient liquidity for at least the next 12 to 18 months, even at the current depressed sales levels.

We have taken significant actions over the past 12 months to reduce our fixed cost structure which we anticipate will result in reductions in excess of $21 million, on an annual basis. Specifically, actions taken thus far include the reduction of our total headcount by nearly 50 percent, salary reductions, the elimination of Fiscal 2009 stock grants to key management and the board, elimination of bonuses, reductions of the 401(k) match and the adoption of two mandatory unpaid weeks off (one during the second quarter and one to occur during the fourth quarter). Other fixed costs have been eliminated through many strategic actions, including the closure of our Charles City manufacturing facility, cancellation of certain promotional events typically held and reduced spending throughout the Company. We have the ability to sustain our current operational costs and maintain physical capacity at present levels for the foreseeable future (in excess of 12 months). Additional cost reduction activities will continue during these challenging market conditions.

Order backlog for our motor homes was as follows:

	February 28, 2009		March 1, 2008
	Units	Product Mix %	Units	Product Mix %	Decrease	% Change
Class A gas	67	20.0	367	23.0	(300)	(81.7)
Class A diesel	27	8.1	103	6.5	(76)	(73.8)
Total Class A	94	28.1	470	29.5	(376)	(80.0)
Class B	9	2.7	178	11.2	(169)	(94.9)
Class C	232	69.2	944	59.3	(712)	(75.4)
Total backlog	335	100.0	1,592	100.0	(1,257)	(79.0)
Total approximate revenue dollars (in millions) (1)	$27.4		$123.1		$(95.7)	(77.7)
Dealer inventory (units)	2,918		4,837		(1,919)	(39.7)

(1)

We include in our backlog all accepted purchase orders from dealers to be shipped within the next six months. Orders in backlog can be canceled or postponed at the option of the purchaser at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

When wholesale and retail credit availability and consumer confidence improve, we expect to see an increase in motor home demand as dealers will again have the ability to order units to maintain their inventory levels after an extended period of inventory reduction. We also expect to benefit from our ability to ramp up production in an industry with fewer motor home competitors. A longer term positive outlook for the recreation vehicle industry is supported by favorable demographics as baby boomers reach the age group that has historically accounted for the bulk of retail RV sales.

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

Revenue Recognition. Generally, revenues for motor homes are recorded when all of the following conditions are met: an order for a product has been received from a dealer, written or verbal approval for payment has been received from the dealer’s floor plan financing institution and the product is delivered to the dealer who placed the order. Most sales are financed under floor plan financing arrangements with banks or finance companies.

Revenues from the sales of our OEM and motor home-related parts are recorded as the products are shipped from our location. The title of ownership transfers on these products as they leave our location due to the freight terms of F.O.B. - Forest City, Iowa.

Sales Promotions and Incentives. We accrue for sales promotions and incentive expenses, which are recognized as a reduction to revenues, at the time of sale to the dealer or when the sales incentive is offered to the dealer or retail customer. Examples of sales promotions and incentive programs include dealer and consumer rebates, volume discounts, retail financing programs, and dealer sales associate incentives. Sales promotion and incentive expenses are estimated based upon current program parameters, such as unit or retail volume, and historical rates. Actual results may differ from these estimates if market conditions dictate the need to enhance or reduce sales promotion and incentive programs or if the retail customer usage rate varies from historical trends. Historically, sales promotion and incentive expenses have been within our expectations and differences have not been material.

Repurchase Commitments. It is customary practice for companies in the recreation vehicle industry to enter into repurchase agreements with financing institutions that provide financing to their dealers. Our repurchase agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, we will repurchase vehicles sold to the dealer that have not been resold to retail customers. The terms of these agreements, which can last up to 18 months, provide that our liability will be the lesser of remaining principal owed by the dealer or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our liability cannot exceed 100 percent of the dealer invoice. In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Our risk of loss is reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and financial institutions. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments.

Based on these repurchase agreements, we establish an associated loss reserve. This loss reserve is disclosed separately in the consolidated balance sheets. Repurchased sales are not recorded as a revenue transaction, but the net difference between the original repurchase price and the resale price are recorded against the loss reserve, which is a deduction from gross revenue. There are two significant assumptions associated with establishing our loss reserve for repurchase commitments: (1) the percentage of dealer inventory that we will be required to repurchase as a result of defaults by the dealer, and (2) the loss that will be incurred, if any, when repurchased inventory is resold. Historically, losses under these agreements have not been material; however, given the decreased demand for recreation vehicles, we currently expect that repurchase activity will be higher than has historically been the case and it may be necessary to offer greater discounts in order to relocate such product to alternative dealers during current market conditions. To the extent that dealers are reducing their inventories, which they have been doing the past 12 months, our overall exposure to repurchase agreements is likewise reduced. The percentage of dealer inventory we estimate we will repurchase is based on historical information, current trend and an analysis of dealer inventory aging for all dealers with inventory subject to this obligation. The estimated loss per repurchased unit is based primarily on recent history because until recently, we were generally able to sell repurchased units for minimal losses. In the past few quarters, we have incurred a significant increase in losses associated with repurchases due to the challenging motor home industry conditions. As a result, we have revised our underlying loss reserve estimate assumptions based on rapidly changing circumstances and significantly increased our repurchase loss reserve in the past few consecutive fiscal quarters to provide for potential future losses due to unfavorable experience. Further discussion of our repurchase commitments and related assumptions is included in Note 9 to the Consolidated Financial Statements.

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

Stock-Based Compensation. Prior to Fiscal 2007, we granted stock options to our key employees and nonemployee directors as part of their compensation. In Fiscal 2007 and 2008, we granted restricted stock awards to key employees and nonemployee directors instead of stock options. No stock options or restricted stock awards were granted in the first two quarters of Fiscal 2009.

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

Unrecognized Tax Benefits. We only recognize tax benefits for filing positions that are considered more likely than not of being sustained under audit by the relevant taxing authority, without regard to the likelihood of such an audit occurring. We record a liability for uncertain tax positions when it is more likely than not that our filed tax positions will not be sustained. We record deferred tax assets related to reserves for filing positions in a particular jurisdiction that would result in tax deductions in another tax jurisdiction if we were unable to sustain our filing position in an audit. Our income tax returns are periodically audited by various taxing authorities. These audits include questions regarding our tax filing positions, including the timing and the amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple years are subject to audit by the various taxing authorities. We continually assess our tax positions for all periods that are open to examination or have not been effectively settled based on the most current available information. We adjust our liability for unrecognized tax benefits and income tax provision in the period in which an uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available.

Our liability for unrecognized tax benefits contains uncertainties because we are required to make assumptions and apply judgment to estimate the exposure associated with our various filing positions. Our effective tax rate is also affected by changes in tax law, the level of our earnings or losses and the results of tax audits.

Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to losses or realize gains that could be material. To the extent that we prevail in matters for which a liability has been established or are required to pay amounts in excess of our established liability, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement generally would require use of our cash and may result in an increase in our effective tax rate in the period of resolution. A favorable tax settlement may be recognized as a reduction in our effective tax rate in the period of resolution.

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

Other. We have reserves for other loss exposures, such as litigation, product liability, workers’ compensation, employee medical claims, inventory and accounts receivable. We also have loss exposure on loan guarantees. Establishing loss reserves for these matters requires the use of estimates and judgment in regards to risk exposure and ultimate liability. We estimate losses under the programs using consistent and appropriate methods; however, changes in assumptions could materially affect our recorded assets or liabilities.

Results of Operations

Second Quarter of Fiscal 2009 Compared to the Second Quarter of Fiscal 2008

The following is an analysis of changes in key items included in the consolidated statements of operations for the thirteen weeks ended February 28, 2009 when compared to the thirteen weeks ended March 1, 2008:

	Quarter Ended
(In thousands, except percent and per share data)	February 28, 2009	% of Revenues	March 1, 2008	% of Revenues	(Decrease) Increase	% Change
Net revenues	$31,808	100.0	$164,203	100.0	$(132,395)	(80.6)
Cost of goods sold	43,600	137.1	152,034	92.6	(108,434)	(71.3)
Gross (deficit) profit	(11,792)	(37.1)	12,169	7.4	(23,961)	(196.9)
Selling	2,816	8.8	4,258	2.6	(1,442)	(33.9)
General and administrative	4,003	12.6	5,457	3.3	(1,454)	(26.6)
Total operating expenses	6,819	21.4	9,715	5.9	(2,896)	(29.8)
Operating (loss) income	(18,611)	(58.5)	2,454	1.5	(21,065)	(858.4)
Financial income	633	2.0	1,236	0.7	(603)	(48.8)
(Loss) income before income taxes	(17,978)	(56.5)	3,690	2.2	(21,668)	(587.2)
(Benefit) provision for taxes	(7,597)	(23.9)	1,173	0.7	(8,770)	(747.7)
Net (loss) income	$(10,381)	(32.6)	$2,517	1.5	$(12,898)	(512.4)

Diluted (loss) income per share	$(0.36)		$0.09		$(0.45)	(500.0)
Fully diluted average shares outstanding	29,046		29,034		12.1

Unit deliveries consisted of the following:

	Quarter Ended
(In units)	February 28, 2009	Product Mix %	March 1, 2008	Product Mix %	(Decrease) Increase	% Change
Class A gas	77	24.5	551	32.5	(474)	(86.0)
Class A diesel	45	14.3	287	16.9	(242)	(84.3)
Total Class A	122	38.8	838	49.4	(716)	(85.4)
Class B	8	2.5	1	0.1	7	NMF
Class C	185	58.7	858	50.5	(673)	(78.4)
Total deliveries	315	100.0	1,697	100.0	(1,382)	(81.4)

Net revenues for the quarter ended February 28, 2009 decreased $132.4 million, or 80.6 percent, due to the following:

1.	Volume decline: The primary reason for the net revenue decline was due to unit deliveries decreasing by 81.4 percent.

2.

Pricing and mix: Our motor home average selling price (ASP), net of discounts, decreased 2.6 percent. The decrease in our ASP was due to an increase of product discounts we offered at the wholesale level and a shift in mix to lower-priced product, partially offset by the increase in the current model year pricing. Our sales mix for the quarter was more heavily weighted to lower priced products as 61 percent of our volume in the quarter was Class C and Class B products as compared to a 51 percent mix of Class C and Class B products in the same quarter last year.

3.

Promotional incentives: Our retail and other incentives increased 5.5 percent (as a percentage of net revenues) due to increased retail promotional activity on significantly lower revenues. We have retail incentive programs in place to help stimulate dealer retail traffic and these programs have had a substantial impact in reducing dealer inventory level, as our dealer inventory in units is down 39.7 percent year over year.

4.

Repurchase activity: Our repurchase loss reserve provision, which is a deduction from gross revenues, increased 4.3 percent (as a percentage of net revenues). We have incurred a significant increase in the number of units we have had to repurchase and the losses associated with reselling these units due to the challenging motor home industry conditions. As a result, we have also increased the repurchase loss reserve.

5.	Other revenues: Revenues for motor home parts and services and other manufactured products decreased by 35.7 percent.

Gross (deficit) profit for the quarter ended February 28, 2009 was a deficit of $11.8 million, or (37.1 percent) of net revenues, compared to gross profit of $12.2 million or 7.4 percent of net revenues during the quarter ended March 1, 2008. The deterioration of margin was primarily due to a significant reduction in production resulting in lower absorption of fixed costs. Also contributing to the reduced margins were additional wholesale and retail promotional programs as well as an increase in the repurchase reserve provision.

Selling expenses decreased $1.4 million, or 33.9 percent, for the quarter ended February 28, 2009, but as a percent of net revenues, selling expenses were 8.8 percent and 2.6 percent for the quarters ended February 28, 2009 and March 1, 2008, respectively. The decrease in dollars for the quarter ended February 28, 2009 was due to reductions in advertising expenses of $400,000 (in spite of the fact that the second quarter of Fiscal 2009 included expenses for the Louisville Show, RVIA’s National RV Show, whereas in Fiscal 2008, those expenses were in the first quarter); labor-related expenses of $400,000, as a result of reduced headcount; salesmen incentives of $200,000; and stock compensation expense.

General and administrative expenses decreased $1.5 million, or 26.6 percent, for the quarter ended February 28, 2009, but, as a percent of net revenues, general and administrative expenses were 12.6 percent and 3.3 percent for the quarters ended February 28, 2009 and March 1, 2008, respectively. The decrease in dollars for the quarter ended February 28, 2009 was due to reductions in product liability expense of $500,000; labor-related expenses of $450,000, a result of reduced headcount; and legal expenses of $350,000. During the quarter ended March 1, 2008, $500,000 in severance payments were made in connection with our restructuring activities.

Financial income decreased $603,000, or 48.8 percent, for the quarter ended February 28, 2009. The decrease in financial income was due primarily to a decrease in the average yield of 4.0 percent and to a lesser extent due to a decrease in average investment balances of approximately $14.0 million.

The overall effective income tax rate for the quarter ended February 28, 2009 was a benefit of (42.3 percent) compared to an expense of 31.8 percent for the quarter ended March 1, 2008. The following table breaks down the two aforementioned tax rates:

	Quarter Ended
	February 28, 2009		March 1, 2008
(Dollars in thousands)	Amount	Effective Rate (%)	Amount	Effective Rate (%)
Tax (benefit) provision before discrete items (1)	$(7,221)	(40.2)	$1,173	31.8
Discrete item: tax planning initiative (2)	(376)	(2.1)	—	0.0
Total (benefit) provision for taxes	$(7,597)	(42.3)	$1,173	31.8

(1)

The effective tax benefit rate, before discrete items, of (40.2) percent as compared to a 31.8 percent expense is primarily attributable to the second quarter of Fiscal 2009 pre-tax loss of $18.0 million versus the second quarter of Fiscal 2008 pre-tax income of $3.7 million. Included within the second quarter of Fiscal 2009 pre-tax loss of $18.0 million was $633,000 of financial income which is primarily tax-free investment income from investments in life insurance assets and student loan related securities and resulted in an increase to the tax benefit of $323,000 and increased the effective tax benefit rate by 1.8 percent. In the second quarter of Fiscal 2008, tax-free investment income resulted in a tax benefit of $231,000 (a 6.3 percent reduction in the effective tax rate).

(2)	Benefits of $376,000 were recorded due to a tax planning initiative that was recognized during the second quarter of Fiscal 2009.

First Twenty-Six Weeks of Fiscal 2009 Compared to the First Twenty-Seven Weeks of Fiscal 2008

The following is an analysis of changes in key items included in the consolidated statements of operations for the twenty-six weeks ended February 28, 2009 compared to the twenty-seven weeks ended March 1, 2008:

	Twenty-Six Weeks Ended		Twenty-Seven Weeks Ended
(In thousands, except percent and per share data)	February 28, 2009	% of Revenues	March 1, 2008	% of Revenues	Decrease	% Change
Net revenues	$101,206	100.0	$379,345	100.0	$(278,139)	(73.3)
Cost of goods sold	121,892	120.4	341,536	90.0	(219,644)	(64.3)
Gross (deficit) profit	(20,686)	(20.4)	37,809	10.0	(58,495)	(154.7)
Selling	6,481	6.4	9,863	2.6	(3,382)	(34.3)
General and administrative	8,334	8.2	11,908	3.1	(3,574)	(30.0)
Total operating expenses	14,815	14.6	21,771	5.7	(6,956)	(32.0)
Operating (loss) income	(35,501)	(35.0)	16,038	4.3	(51,539)	(321.4)
Financial income	1,157	1.1	2,476	0.6	(1,319)	(53.3)
(Loss) income before income taxes	(34,344)	(33.9)	18,514	4.9	(52,858)	(285.5)
(Benefit) provision for taxes	(14,367)	(14.2)	6,035	1.6	(20,402)	(338.1)
Net (loss) income	$(19,977)	(19.7)	$12,479	3.3	$(32,456)	(260.1)

Diluted (loss) income per share	$(0.69)		$0.43		$(1.12)	(260.5)
Fully diluted average share outstanding	29,041		29,245		(204)	(0.7)

Unit deliveries consisted of the following:

	Twenty-Six Weeks Ended		Twenty-Seven Weeks Ended
(In units)	February 28, 2009	Product Mix %	March 1, 2008	Product Mix %	(Decrease) Increase	% Change
Class A gas	242	24.9	1,387	36.0	(1,145)	(82.6)
Class A diesel	163	16.8	650	16.9	(487)	(74.9)
Total Class A	405	41.7	2,037	52.9	(1,632)	(80.1)
Class B	43	4.4	1	—	42	NMF
Class C	523	53.9	1,814	47.1	(1,291)	(71.2)
Total deliveries	971	100.0	3,852	100.0	(2,881)	(74.8)

Net revenues for the twenty-six weeks ended February 28, 2009 decreased $278.1 million, or 73.3 percent, due to the following:

1.	Volume decline: The primary reason for the net revenue decline was due to unit deliveries decreasing by 74.8 percent.

2.

Pricing and mix: Our motor home ASP, net of discounts, was essentially flat. Price increases associated with the current model year were offset by increased wholesale discounts and a higher mix of lower priced products. Our sales mix for the first twenty-six weeks of Fiscal 2009 was more heavily weighted to lower priced products as 58.3 percent of our volume was Class C and Class B products as compared to a 47.1 percent mix of Class C and Class B products in the first twenty-seven weeks of Fiscal 2008.

3.

Promotional incentives: Our retail and other incentives increased 2.8 percent (as a percentage of net revenues) due to increased retail promotional activity on significantly lower revenues. We have retail incentive programs in place to help stimulate dealer retail traffic and these programs have had a substantial impact in reducing dealer inventory level, as our dealer inventory in units is down 39.7 percent year over year.

4.

Repurchase activity: Our repurchase loss reserve provision, which is a deduction from gross revenues, increased 3.0 percent (as a percentage of net revenues). In the past two quarters, we have incurred a significant increase in the number of units we have had to repurchase and the losses associated with reselling these units due to the challenging motor home industry conditions. As a result, we have also increased the repurchase loss reserve.

5.	Revenues for motor home parts and services and other manufactured products decreased by 32.1 percent.

Gross (deficit) profit for the twenty-six weeks ended February 28, 2009 was a deficit of $20.7 million, or (20.4 percent) of net revenues, compared to a gross profit of $37.8 million or 10.0 percent of net revenues during the twenty-seven weeks ended March 1, 2008. The deterioration of margin was primarily due to a significant reduction in production resulting in lower absorption of fixed costs. Also contributing to the reduced margins were additional wholesale and retail promotional programs as well as an increase in the repurchase reserve provision.

Selling expenses decreased $3.4 million, or 34.3 percent, for the twenty-six weeks ended February 28, 2009 but, as a percent of net revenues, selling expenses were 6.4 percent and 2.6 percent during the twenty-six weeks ended February 28, 2009 and the twenty-seven weeks ended March 1, 2008, respectively. The decrease in dollars for the twenty-six weeks ended February 28, 2009 was due to reductions in advertising expenses of $1.2 million, labor-related expenses of $750,000 as a result of reduced headcount, salesmen incentives of $400,000 and stock compensation.

General and administrative expenses decreased $3.6 million, or 30.0 percent, for the twenty-six weeks ended February 28, 2009 but, as a percent of net revenues, general and administrative expenses were 8.2 percent and 3.1 percent during the twenty-six weeks ended February 28, 2009 and the twenty-seven weeks ended March 1, 2008, respectively. The decrease in dollars for the twenty-six weeks ended February 28, 2009 was due to reductions of $1.6 million in management incentive compensation expense, labor-related expenses of $850,000, as a result of reduced headcount, product liability expenses of $500,000 and legal expenses of $250,000. Also during the twenty-six weeks ended February 28, 2009, we incurred ongoing expenses of $650,000 on our idle facilities. During the twenty-seven weeks ended March 1, 2008, $500,000 in severance payments were made in connection with our restructuring activities.

Financial income decreased $1.3 million, or 53.3 percent, for the twenty-six weeks ended February 28, 2009. The decrease in financial income was due primarily to a decrease in the average yield of 2.5 percent and to a lesser extent due to a decrease in average investment balances of approximately $31.0 million. In addition, the realized impairment on ARS of $403,000 was partially offset by the valuation of the Put Options of $375,000. See Note 4 to the Consolidated Financial Statements.

The overall effective income tax rate for the twenty-six weeks ended February 28, 2009 was a benefit of (41.8 percent) compared to an expense of 32.6 percent for the twenty-seven weeks ended March 1, 2008. The following table breaks down the two aforementioned tax rates:

	Twenty-Six Weeks Ended		Twenty-Seven Weeks Ended
	February 28, 2009		March 1, 2008
(Dollars in thousands)	Amount	Effective Rate (%)	Amount	Effective Rate (%)
Tax (benefit) provision before discrete items (1)	$(13,717)	(39.9)	$6,035	32.6
Discrete item: tax planning initiative (2)	(650)	(1.9)	—	0.0
Total (benefit) provision for taxes	$(14,367)	(41.8)	$6,035	32.6

(1)

The effective tax benefit rate, before discrete items, of (39.9) percent as compared to a 32.6 percent expense is primarily attributable to the twenty-six weeks ended February 28, 2009 pre-tax loss of $34.3 million versus the twenty-seven weeks ended March 1, 2008 pre-tax income of $18.5 million. Included within the first half of Fiscal 2009 pre-tax loss of $34.3 million was $1.2 million of financial income which is primarily tax-free investment income from investments in life insurance assets and student loan related securities and resulted in an increase to the tax benefit of $826,000 and increased the effective tax benefit rate by 2.4 percent. In the first half of Fiscal 2008, tax-free investment income resulted in a tax benefit of $785,000 (a 4.2 percent reduction in the effective tax rate).

(2)	Benefits of $650,000 were recorded due to a tax planning initiative that was recognized during the second quarter of Fiscal 2009.

Analysis of Financial Condition, Liquidity and Resources

Cash and cash equivalents totaled $27.5 million and $17.9 million as of February 28, 2009 and August 30, 2008, respectively.

Short-term and long-term investments net of temporary impairments totaled $33.5 million as of February 28, 2009 and $40.6 million as of August 30, 2008. These investments were comprised of ARSs. During the second quarter of Fiscal 2009, we were able to redeem two separate ARSs at par value for $5.4 million. In addition, we borrowed $9.1 million on a portion of our ARS portfolio. See Note 4 to the Consolidated Financial Statements for further disclosures and developments related to our investments in ARSs.

At the end of the second quarter, we had generated an income tax receivable of $19.5 million primarily due to the current year’s loss, which we have the ability to carry back to our Fiscal 2007. We filed our Fiscal 2008 federal tax return during the second quarter and in March 2009 (our third quarter), we received a federal tax refund of $5.8 million.

On September 17, 2008, we entered into a Credit and Security Agreement with Wells Fargo (Credit Agreement). The Credit Agreement provides for a $25.0 million maximum revolving credit facility (Credit Facility), based on certain accounts receivable and inventory accounts, expiring on September 17, 2010, unless terminated earlier in accordance with its terms. Interest on loans under the Credit Agreement will be a rate equal to either LIBOR plus 1.5 percent to 2.5 percent or prime rate plus (0.75 percent) to 0.25 percent. No borrowings have been made under the Credit Facility through April 7, 2009. The Credit Facility provides increased financial flexibility and, if needed, will be used for working capital and for other general corporate purposes.

Working capital at February 28, 2009 and August 30, 2008 was $92.7 million and $108.5 million, respectively, a decrease of $15.8 million. We currently expect cash on hand, the availability on the Credit Facility and funds generated from operations (if any) to be sufficient to cover both short-term and long-term operation requirements.

Operating Activities

Cash used in operating activities was $2.3 million for the twenty-six weeks ended February 28, 2009 compared to $12.6 million for the twenty-seven weeks ended March 1, 2008. In Fiscal 2009, inventory reductions of $37.8 million were offset by net operating losses of $20.0 million and an additional $24.5 million reduction in income taxes, accounts payable and other accrued expenses.

Investing Activities

Cash provided by investing activities was due primarily to ARS redemptions of $8.5 million in the twenty-six weeks ended February 28, 2009 offset by capital spending of $1.3 million. During the twenty-seven weeks ended March 1, 2008, cash provided by investing activities was due to proceeds from the sale and maturity of the investments.

Financing Activities

Cash provided by financing activities of $5.4 million for the twenty-six weeks ended February 28, 2009 was due to a borrowing on our ARS portfolio offset by a dividend payment. On October 16, 2008, the Company announced that it would suspend cash dividends payments in order to conserve capital and maintain liquidity, pending subsequent review of the cash dividend policy throughout the remainder of the fiscal year. Primary uses of cash in financing activities for the twenty-seven weeks ended March 1, 2008 were for repurchase of Company common stock and paying dividends.

Anticipated Use of Funds

Estimated uses of our liquid assets, at February 28, 2009 for the remainder of Fiscal 2009 consist of capital spending of approximately $2.2 million primarily for manufacturing equipment and facilities and to fund all or part of any operating losses incurred in the balance of the fiscal year.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on marketable investments, investments underlying a company-owned life insurance program (COLI) and variable rate debt under our revolving credit facility. With respect to the COLI program, the underlying investments are subject to both interest rate risk and equity market risk. We have not drawn on the Credit Facility as of April 7, 2009. We do not currently use interest rate swaps, futures contracts or options on futures, or other types of derivative financial instruments.

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

Additional information regarding our investment portfolio is detailed in Note 4 to the Consolidated Financial Statements for the period ended February 28, 2009.

We do not believe that future market equity or interest rate risks related to our marketable investments or debt obligations will have a material impact on our results.

ITEM 4. Controls and Procedures

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Disclosure Controls and Procedures. As of the end of the period covered by this report, we, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls over financial reporting subsequent to the date we carried out our evaluation. In connection with the evaluation of internal control over financial reporting described above, no changes in our internal control over financing reporting were identified that occurred during the second quarter of Fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	Risk Factors

There have been no material changes from our risk factors as previously disclosed in Part 1, Item 1A in our Annual Report on Form 10-K for the fiscal year ended August 30, 2008 except as provided below:

Potential Repurchase Liabilities

In accordance with customary practice in the recreation vehicle industry, we enter into formal repurchase agreements with lending institutions pursuant to which it is agreed, in the event of a default by an independent retailer in its obligation to a lender and repossession of the unit(s) by the lending institution, we will repurchase units at declining prices over the term of the agreements, which can last up to 18 months. The difference between the gross repurchase price and the price at which the repurchased product can then be resold, which is typically at a discount to the gross repurchase price, represents a potential expense to us. Our maximum potential exposure under these formal repurchase agreements was approximately $131.2 million at February 28, 2009.

In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary terminations. Incremental repurchase exposure beyond repurchase agreements was approximately $6.7 million at February 28, 2009.

Historically, our losses associated with repurchase have not been material. However, the substantial decrease in retail demand for recreation vehicles in the past 12 months and tightened credit standards by lenders could result in a significant increase in defaults by our dealers. Thus, if we are obligated to repurchase a larger number of motor homes in the future, this would increase our costs, and could be material.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On December 19, 2007, the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $60 million. There is no time restriction on this authorization. During the second quarter of Fiscal 2009, there were no shares repurchased under this authorization. As of February 28, 2009, there was approximately $59.6 million remaining under this authorization to be used for future repurchases of our common stock.

ITEM 4.	Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders was held December 16, 2008.

(b) John V. Hanson, Gerald C. Kitch and Robert J. Olson were elected directors at the Annual Meeting for terms expiring at the annual meeting following Fiscal 2011.

Directors whose terms continued after the shareholders meeting:

Irvin E. Aal	(2009)
Joseph W. England	(2009)
Jerry N. Currie	(2010)
Lawrence A. Erickson	(2010)
Robert M. Chiusano	(2010)

( ) Represents calendar year of Annual Meeting that individual’s term will expire.

(c) The breakdown of votes for the election of three directors was as follows:*

	Votes Cast For	Authority Withheld
John V. Hanson (2011)	25,695,454	145,567
Gerald C. Kitch (2011)	25,692,061	148,960
Robert J. Olson (2011)	25,697,016	144,005

There were no broker nonvotes.

Company’s proposal regarding ratification of the appointment of Deloitte & Touche, LLP, as our independent registered public accountants for the fiscal year ending August 29, 2009.*

Votes Cast For	Votes Cast Against	Abstentions
25,470,430	360,401	10,190

*	There were no broker nonvotes.

ITEM 6.	Exhibits

(a) Exhibits - See Exhibit Index on page 25.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.
(Registrant)

Date	April 7, 2009	/s/ Robert J. Olson
Robert J. Olson
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date	April 7, 2009	/s/ Sarah N. Nielsen
Sarah N. Nielsen
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated April 7, 2009.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated April 7, 2009.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 7, 2009.

32.2	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 7, 2009.