Form 10-K/A
period 2008-08-30
WINNEBAGO INDUSTRIES INC
filed 2009-05-20
CIK 107687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). .  Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐.

Indicate by check mark whether the registrant is a “large accelerated filer,” an “accelerated filer,” a “non-accelerated filer” or a “smaller reporting company.” See the definitions of “accelerated filer,” “large accelerated filer,” “non-accelerated filer” or “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

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

Common stock outstanding on October 7, 2008: 29,071,988 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s December 2008 Annual Meeting of Shareholders, scheduled to be held December 16, 2008, are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K where indicated.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A is to file Exhibit 4c, as Exhibits G and H were inadvertently omitted from Exhibit 4c in our Annual Report on Form 10-K for the Fiscal Year Ended August 30, 2008, as filed with the Securities and Exchange Commission on October 29, 2008 (the “Annual Report”).

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our Principal Executive Officer and Principal Financial Officer are filed as exhibits to this Amendment No. 1 on Form 10-K/A.

This Amendment amends only the items of the Annual Report specified above and amends those items solely to reflect the changes described above. This Amendment does not otherwise update the disclosures in the Annual Report as originally filed and does not reflect events occurring after the original filing of the Annual Report on October 29, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.

By	/s/ Robert J. Olson
Robert J. Olson

Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)

Date: May 20, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on, May 20, 2009, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Capacity

/s/ Robert J. Olson
Robert J. Olson	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)
/s/ Sarah N. Nielsen
Sarah N. Nielsen	Vice President, Chief Financial Officer (Principal Financial Officer)

/s/ Brian J. Hrubes
Brian J. Hrubes	Controller (Principal Accounting Officer)

/s/ Irvin E. Aal
Irvin E. Aal	Director

/s/ Robert M. Chiusano
Robert M. Chiusano	Director

/s/ Jerry N. Currie
Jerry N. Currie	Director

/s/ Joseph W. England
Joseph W. England	Director

/s/ Lawrence A. Erickson
Lawrence A. Erickson	Director

/s/ John V. Hanson
John V. Hanson	Director

/s/ Gerald C. Kitch
Gerald C. Kitch	Director

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

Executive Change of Control Agreement dated November 14, 2005 between Winnebago Industries, Inc. and Sarah N. Nielsen previously filed with the Registrant’s Report on Form 8-K dated November 14, 2005 and filed on November 15, 2005 (Commission File Number 001-06403) and incorporated by reference herein.*

10m.

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

Form of Winnebago Industries, Inc. Non-Qualified Stock Option Agreement for grants of Non-Qualified Stock Options under the 2004 Incentive Compensation Plan previously filed with the Registrant’s Report on Form 8-K dated October 13, 2004 (Commission File Number 001-06403) and incorporated by reference herein.*

10p.

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

Winnebago Industries, Inc. Officers’ Long-Term Incentive Plan, fiscal three-year period 2009, 2010 and 2011 previously filed with the Registrant’s Current Report on Form 8-K dated August 14, 2008 (Commission File Number 001-06403) and incorporated by reference herein.*

Exhibit Index

Page Three

10v.

Winnebago Industries, Inc. Officers’ Incentive Compensation Plan for Fiscal 2009 previously filed with the Registrant’s Current Report on Form 8-K dated August 14, 2008 (Commission File Number 001-06403) and incorporated by reference herein.*

14.1

Winnebago Industries, Inc. Code of Ethics for CEO and Senior Financial Officers previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 2003 (Commission File Number 001-06403) and incorporated by reference herein.

21.	List of Subsidiaries.

23.	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 20, 2009.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 20, 2009.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 20, 2009.

32.2	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 20, 2009.

*Management contract or compensation plan or arrangement.