Form 10-Q
period 2009-05-30
WINNEBAGO INDUSTRIES INC
filed 2009-07-08
CIK 107687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ______________________

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐.

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

The number of shares of common stock, par value $0.50 per share, outstanding July 7, 2009 was 29,083,703.

WINNEBAGO INDUSTRIES, INC.

Winnebago Industries, Inc.

Unaudited Consolidated Statements of Operations

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

	Thirteen		Thirty-Nine	Forty
	Weeks Ended		Weeks Ended
(In thousands, except per share data)	May 30, 2009	May 31, 2008	May 30, 2009	May 31, 2008

Net revenues	$50,848	$139,736	$152,054	$519,081
Cost of goods sold	59,133	137,112	181,025	478,648

Gross (deficit) profit	(8,285)	2,624	(28,971)	40,433

Operating expenses:
Selling	3,083	5,085	9,564	14,948
General and administrative	3,414	4,442	11,748	16,350
Total operating expenses	6,497	9,527	21,312	31,298

Operating (loss) income	(14,782)	(6,903)	(50,283)	9,135
Financial income	209	1,053	1,366	3,529
(Loss) income before income taxes	(14,573)	(5,850)	(48,917)	12,664

Benefit for taxes	(6,020)	(8,850)	(20,387)	(2,815)
Net (loss) income	$(8,553)	$3,000	$(28,530)	$15,479

(Loss) income per common share:
Basic	$(0.29)	$0.10	$(0.98)	$0.53
Diluted	$(0.29)	$0.10	$(0.98)	$0.53

Weighted average common shares outstanding:
Basic	29,045	29,013	29,036	29,116
Diluted	29,056	29,048	29,046	29,183

Dividends paid per common share	$—	$0.12	$0.12	$0.36

See unaudited notes to condensed consolidated financial statements.

Winnebago Industries, Inc.

Unaudited Consolidated Balance Sheets

(In thousands, except per share data)	May 30, 2009	August 30, 2008

Assets
Current assets:
Cash and cash equivalents	$41,308	$17,851
Short-term investments	400	3,100
Receivables, less allowance for doubtful accounts ($186 and $177, respectively)	7,890	9,426
Inventories	53,230	110,596
Prepaid expenses and other assets	3,029	3,715
Deferred income taxes	9,378	11,575
Income taxes receivable	19,127	6,618
Total current assets	134,362	162,881
Property, plant and equipment, net	34,077	40,097
Long-term investments	33,120	37,538
Investment in life insurance	22,476	22,123
Deferred income taxes	28,660	26,862
Other assets	13,156	15,954
Assets held for sale	2,276	—
Total assets	$268,127	$305,455

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,806	$15,631
Short-term ARS borrowings	9,100	—
Income taxes payable	91	76
Accrued expenses:
Accrued compensation	9,749	10,070
Product warranties	6,836	9,859
Self-insurance	5,419	6,630
Promotional	1,883	2,642
Accrued loss on repurchases	1,803	661
Accrued dividends	—	3,489
Other	4,752	5,275
Total current liabilities	49,439	54,333
Long-term liabilities:
Unrecognized tax benefits	9,031	9,469
Postretirement health care and deferred compensation benefits	64,767	67,729
Total long-term liabilities	73,798	77,198
Contingent liabilities and commitments
Stockholders’ equity:
Capital stock common, par value $0.50; authorized 60,000 shares, issued 51,776 shares	25,888	25,888
Additional paid-in capital	29,585	29,632
Retained earnings	460,664	489,194
Accumulated other comprehensive income	9,123	9,813
Treasury stock, at cost (22,697 and 22,706 shares, respectively)	(380,370)	(380,603)
Total stockholders’ equity	144,890	173,924
Total liabilities and stockholders’ equity	$268,127	$305,455

See unaudited notes to condensed consolidated financial statements.

Winnebago Industries, Inc.

Unaudited Consolidated Statements of Cash Flows

	Thirty-Nine	Forty
	Weeks Ended
(In thousands)	May 30, 2009	May 31, 2008

Operating activities:
Net (loss) income	$(28,530)	$15,479
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	6,015	7,583
Stock-based compensation	760	3,617
Postretirement benefit income and deferred compensation expense	1,030	1,065
Provision for doubtful accounts	58	65
Deferred income taxes	(463)	4,070
Excess tax benefit of stock-based compensation	—	(89)
Increase in cash surrender value of life insurance policies	(865)	(596)
Loss on disposal of property	70	35
Other	176	32
Change in assets and liabilities:
Inventories	57,366	(9,752)
Receivables and prepaid assets	2,164	20,812
Accounts payable and accrued expenses	(11,034)	(21,868)
Income taxes receivable and unrecognized tax benefits	(11,929)	(8,871)
Postretirement and deferred compensation benefits	(2,344)	(1,123)
Net cash provided by operating activities	12,474	10,459

Investing activities:
Purchases of investments	—	(228,069)
Proceeds from the sale or maturity of investments	8,500	288,119
Purchases of property and equipment	(2,522)	(3,025)
Proceeds from the sale of property	294	268
Other	(736)	(887)
Net cash provided by investing activities	5,536	56,406

Financing activities:
Payments for purchase of common stock	(164)	(17,767)
Payments of cash dividends	(3,489)	(10,509)
Borrowings on ARS portfolio	9,100	—
Proceeds from issuance of treasury stock	—	633
Excess tax benefit of stock-based compensation	—	89
Net cash provided by (used in) financing activities	5,447	(27,554)

Net increase in cash and cash equivalents	23,457	39,311
Cash and cash equivalents at beginning of period	17,851	6,889
Cash and cash equivalents at end of period	$41,308	$46,200

Supplemental cash flow disclosure:
Income taxes paid	$168	$1,723

See unaudited notes to condensed consolidated financial statements

Winnebago Industries, Inc.

Unaudited Notes to Condensed Consolidated

Financial Statements

General:

The “Company,” “we,” “our” and “us” are used interchangeably to refer to Winnebago Industries, Inc. At May 30, 2009, we had no subsidiaries.

NOTE 1: Basis of Presentation

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of May 30, 2009 and the consolidated results of operations for the thirteen and thirty-nine weeks ended May 30, 2009 and the thirteen and forty weeks ended May 31, 2008 and consolidated cash flows for the thirty-nine weeks ended May 30, 2009 and the forty weeks ended May 31, 2008. The consolidated statement of operations for the thirty-nine weeks ended May 30, 2009 is not necessarily indicative of the results to be expected for the full year. The balance sheet data as of August 30, 2008 was derived from audited financial statements, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in our Annual Report to Shareholders for the year ended August 30, 2008.

NOTE 2: New Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (FASB) issued a FASB Staff Position (FSP) on the FASB’s Emerging Issues Task Force (EITF) Issue No. 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (FSP EITF 03-06-1). This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. It affects entities that accrue or pay nonforfeitable cash dividends on share-based payment awards during the service period of the award. FSP EITF 03-06-1 is effective for fiscal years beginning after December 15, 2008 (our Fiscal 2010) and interim periods within those fiscal years and will require a retrospective adjustment to all prior period EPS. We are currently evaluating the impact this FSP will have on our calculation and presentation of EPS.

In April 2009, FASB issued FSP Financial Accounting Standard (FAS) 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 amends FAS No. 157, Fair Value Measurements, and provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. FSP FAS 157-4 shall be applied prospectively with retrospective application not permitted. This FSP is effective for interim and annual periods ending after June 15, 2009 (our Fiscal 2009 year end). We are currently evaluating the impact of this FSP on our consolidated financial statements.

In April 2009, FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). This FSP amends FAS 115 and FAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security before recovery of its cost basis. This FSP requires increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold, as well as increased disclosures regarding expected cash flows, credit losses and an aging of securities with unrealized losses. FSP 115-2 and FSP 124-2 are effective for interim and annual periods ending after June 15, 2009 (our Fiscal 2009 year end). We are currently evaluating the impact of this FSP on our consolidated financial statements.

In April 2009, FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amend FAS No. 107, Disclosures About Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 and APB 28-1, are effective for interim periods ending after June 15, 2009 (our Fiscal 2010). We do not anticipate a material impact on our consolidated financial statements of this FSP as our current disclosures meet these requirements.

NOTE 3: Fair Value Measurements

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table sets forth by level within the fair value hierarchy our financial assets that were accounted for at fair value on a recurring basis at May 30, 2009, according to the valuation techniques we used to determine their fair values:

	Fair Value at May 30, 2009	Fair Value Measurements Using Inputs Considered As
(In thousands)		Level 1	Level 2		Level 3
Assets
Cash and cash equivalents	$41,308	$41,308	$		$
Short-term investments	400			400
Long-term investments (includes put rights)	33,120					33,120
Assets that fund deferred compensation	9,788	9,788

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
(In thousands)	May 30, 2009
Balance at beginning of period	$33,476	$37,538
Net realized loss included in earnings	(81)	(109)
Net change included in other comprehensive income	125	1,491
Transfer out of Level 3	(400)	(5,800)
Balance at end of period	$33,120	$33,120

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents. The carrying value of cash equivalents approximates fair value as maturities are less than three months. Our cash equivalents are comprised of money market funds traded in an active market with no restrictions and are classified as Level 1.

Short-term and long-term investments. Our debt securities are comprised of Auction Rate Securities (ARSs) and Put Rights as described in Note 4. Our long-term ARS related investments are classified as Level 3 as quoted prices were unavailable due to events described in Note 4. Due to limited market information, we utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value at May 30, 2009. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with ARS. Our short-term ARS portfolio is classified as Level 2 as it is also in a nonactive market but inputs other than quoted prices were observable and used to value the securities.

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

At May 30, 2009, we held $34.1 million (par value) of investments comprised of tax-exempt ARSs, which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually. As of July 7, 2009 and at the end of the fiscal quarter, the vast majority of the long-term ARSs we hold are AAA/Aaa rated with most collateralized by student loans guaranteed by the U.S. Government under the Federal Family Education Loan Program.

Since February 2008, most ARS auctions have failed for these securities and there is no assurance that future auctions will succeed and, as a result, our ability to liquidate our investment and fully recover the par value in the near term may be limited or nonexistent. We have no reason to believe that any of the underlying issuers of our ARSs are presently at risk of default. Through July 7, 2009, we have continued to receive interest payments on the ARSs in accordance with their terms. We believe we will ultimately be able to liquidate our ARS related investments without significant loss primarily due to the collateral securing ARSs and the legal settlement agreement we have entered into with UBS AG (“UBS”). As noted below, our UBS settlement allows for a portion of our ARS to be redeemed at par as early as June 30, 2010. However, the remaining portfolio could take until final maturity of the ARSs (up to 32 years) to realize the par value of our investments. Due to the changes and uncertainty in the ARS market, we believe the recovery period for these investments is likely to be longer than 12 months and as a result, we have classified these investments as long-term as of May 30, 2009. Our short-term ARS investments of $400,000 were redeemed by the issuer at par in June 2009.

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

On August 31, 2008, we elected to adopt SFAS No. 159 on the Put Rights and to treat this portion of our ARS portfolio as trading securities. As such, during Fiscal 2009, we have recorded a benefit of $375,000 related to the Put Rights provided by the settlement and an other-than-temporary impairment of $484,000 on the $13.5 million (par value) portion of our ARS portfolio as we may decide not to hold until final maturity with the opportunity provided by the Put Rights.

At May 30, 2009, there was insufficient observable ARS market information available to determine the fair value of our ARS investments, including the Put Rights. Therefore, we estimated fair value by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, final stated maturities, estimates on the probability of the issue being called prior to final maturity, impact due to extended periods of maximum auction rates and broker quotes from independent evaluators. Based on this analysis, we recorded a temporary impairment of $471,000 related to our long-term ARS investments of $20.2 million (par value) that were not part of the UBS settlement as of May 30, 2009. These same assumptions were used to estimate the fair value of our UBS ARS portfolio described above, including the Put Rights.

NOTE 5: Inventories

Inventories are valued at the lower of cost or market, with cost being determined under the last-in, first-out (LIFO) method and market defined as net realizable value.

Inventories consist of the following:

(In thousands)	May 30, 2009	August 30, 2008
Finished goods	$23,315	$41,716
Work-in-process	20,636	31,187
Raw materials	42,510	75,010
	86,461	147,913
LIFO reserve	(33,231)	(37,317)
Total inventories	$53,230	$110,596

Due to a liquidation of LIFO inventory values as a result of a significant reduction of inventory levels in the thirty-nine weeks ended May 30, 2009, we recorded a reduction to LIFO reserves of approximately $4.1 million.

NOTE 6: Property, Plant and Equipment and Assets Held for Sale

Property, plant and equipment is stated at cost, net of accumulated depreciation and consists of the following:

(In thousands)	May 30, 2009	August 30, 2008
Land	$848	$934
Buildings	56,814	55,977
Machinery and equipment	96,221	97,002
Transportation	3,457	9,455
	157,340	163,368
Less accumulated depreciation	(123,263)	(123,271)
Total property, plant and equipment, net	$34,077	$40,097

Assets held for sale:

Due to the current economic conditions, we listed an airplane, owned by us, for immediate sale during the third quarter of Fiscal 2009. As a result, the cost of the aircraft of $5.7 million and accumulated depreciation of $3.4 million has been reclassified from Property, Plant and Equipment into Assets Held for Sale at May 30, 2009.

NOTE 7: Warranty

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

Changes in our product warranty liability are as follows:

	Thirty-Nine	Forty
	Weeks Ended
(In thousands)	May 30, 2009	May 31, 2008
Balance at beginning of period	$9,859	$11,259
Provision	2,637	9,231
Claims paid	(5,660)	(9,389)
Balance at end of period	$6,836	$11,101

NOTE 8: Income Taxes

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

As of May 30, 2009, our total unrecognized tax benefits were $9.0 million of which, if recognized, $5.4 million would positively affect our effective tax rate. It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits into tax expense. As of May 30, 2009, we had accrued $2.9 million in interest and penalties.

We file tax returns in the U.S. federal jurisdiction, as well as various international and state jurisdictions. A number of years may elapse before an uncertain tax position is audited and finally resolved, and it is often very difficult to predict the outcome of such audits. An estimate of the range of possible changes that may result from the examination cannot be made at this time. Our federal returns are not subject to examination prior to Fiscal 2004. Our federal income tax returns for 2006 through 2008 are currently under examination by the IRS. An estimate of the range of possible changes that may result from the examination cannot be made at this time. Periodically, various state and local jurisdictions conduct audits, therefore, a variety of other years are subject to state and local jurisdiction review. We do not believe there will be a significant change within the next twelve months in the total amount of unrecognized tax benefits as of May 30, 2009. However, results may differ materially from our projected estimates.

During the third quarter of Fiscal 2009, we received tax refunds from various taxing authorities totaling $6.8 million as a result of filing our Fiscal 2008 tax returns. At the end of the third quarter, we had generated an income tax receivable of $19.1 million primarily due to the current year’s loss, which we have the ability to carryback to our Fiscal 2007. We expect to receive this amount in Fiscal 2010.

NOTE 9: Employee and Retiree Benefits

Reserves for long-term postretirement health care and deferred compensation benefits are as follows:

(In thousands)	May 30, 2009	August 30, 2008
Postretirement health care benefit cost (1)	$30,999	$29,752
Non-qualified deferred compensation (2)	23,686	24,155
Executive share option plan liability	7,418	10,999
SERP benefit liability (3)	2,613	2,767
Executive deferred compensation	51	56
Total postretirement health care and deferred compensation benefits	$64,767	$67,729

(1)	The current portion of accrued postretirement benefit cost of $1.2 million and $1.1 million as of May 30, 2009 and August 30, 2008, respectively, is included within other accrued expenses.
(2)	The current portion of deferred compensation liability of $2.6 million and $2.4 million as of May 30, 2009 and August 30, 2008, respectively, is included within accrued compensation.
(3)	The current portion of the SERP liability of $262,000 and $186,000 as of May 30, 2009 and August 30, 2008, respectively, is included within accrued compensation.

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

Net periodic postretirement health care benefit income consisted of the following components:

	Thirteen		Thirty-Nine	Forty
	Weeks Ended		Weeks Ended
(In thousands)	May 30, 2009	May 31, 2008	May 30, 2009	May 31, 2008
Interest cost	$529	$492	$1,589	$1,512
Service cost	147	180	442	554
Net amortization and deferral	(874)	(809)	(2,623)	(2,489)
Net periodic postretirement health care benefit income	$(198)	$(137)	$(592)	$(423)

Payments for postretirement health care	$201	$327	$610	$860

For accounting purposes, we recognized income from the plan for the first three quarters of both Fiscal 2009 and Fiscal 2008 due to the amortization of the cost savings from an amendment effective in September 2004, which amended our postretirement health care benefit by establishing a maximum employer contribution amount.

NOTE 10: Contingent Liabilities and Commitments

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

Our repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The agreements provide that our liability will not exceed 100 percent of the dealer invoice and provide for periodic liability reductions based on the dealer’s equity in the inventory and the time since the date of the original invoice. Our contingent liability on these repurchase agreements was approximately $113.4 million at May 30, 2009.

In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of motor vehicles to repurchase current inventory if a dealership exits the business. Incremental repurchase exposure beyond existing repurchase agreements, related to dealer inventory in states that we have had historical experience of repurchasing inventory, totaled $6.2 million at May 30, 2009.

Based on our repurchase agreements and the incremental repurchase exposure explained above, we establish an associated loss reserve. Repurchased sales are not recorded as a revenue transaction, but the net difference between the original repurchase price and the resale price are recorded against the loss reserve, which is a deduction from gross revenue. There are two significant assumptions associated with establishing our loss reserve for repurchase commitments: (1) the percentage of dealer inventory that we will be required to repurchase as a result of defaults by dealers, and (2) the loss that will be incurred, if any, when repurchased inventory is resold. The percentage of dealer inventory we estimate we will repurchase is based on historical information, current trends and an analysis of dealer inventory aging for all dealers with inventory subject to this obligation. The estimated loss per repurchased unit is based primarily on recent history because until recently, we were generally able to sell repurchased units for minimal losses.

A summary of the activity for repurchased units is as follows:

	Thirteen		Thirty-Nine	Forty
	Weeks Ended		Weeks Ended
(Dollars in thousands)	May 30, 2009	May 31, 2008	May 30, 2009	May 31, 2008
Inventory repurchased
Units	51	5	123	25
Dollars	$4,880	$360	$11,348	$2,057
Inventory resold
Units	58	6	128	24
Cash collected	$4,625	$473	$9,868	$1,836
Loss recognized	$1,011	$55	$1,967	$155

As noted in the table above, during the first three quarters of Fiscal 2009, we incurred a significant increase in losses associated with repurchases due to challenging motor home industry conditions. As a result, we significantly increased our repurchase loss reserve during Fiscal 2009 to provide for potential future losses due to unfavorable experience. The repurchase loss reserve at May 30, 2009 and August 30, 2008 was $1.8 million and $661,000, respectively.

Guarantees For Suppliers

During the second quarter of Fiscal 2004, we entered into a five-year limited guaranty agreement (“Guaranty Agreement”) with a leasing corporation (“Landlord”) and an unaffiliated third-party paint supplier (the “Supplier”). The Landlord constructed a paint facility through debt financing on land adjoining our Charles City manufacturing plant for the Supplier. The Landlord and the Supplier signed a ten-year lease agreement which commenced on August 1, 2004. The Guaranty Agreement states that we will guarantee the first 60 monthly lease payments (totaling approximately $1.6 million of which $52,000 was remaining as of May 30, 2009). In the event of rental default before August 2009 and the Supplier’s failure to correct the default, the Landlord shall give us (Guarantor) written notice of its intent to terminate said lease. At the time of this notification, we will have various options that we must exercise in a timely manner. One is to exercise an option to purchase the real estate with improvements from the Landlord. The price we would pay would be the outstanding loan owed by the Landlord to construct the paint facility, which was approximately $1.2 million as of May 30, 2009. As of May 30, 2009, the Supplier is current with its lease payment obligations to the Landlord. In August 2004, approximately $315,000 was recorded by us as the estimated fair value for the guarantee. As of May 30, 2009, the fair value of the guarantee was approximately $10,000 and presented as prepaid expenses and other accrued liabilities in the accompanying consolidated balance sheets.

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

NOTE 11: (Loss) Income Per Share

The following table reflects the calculation of basic and diluted (loss) income per share:

	Thirteen		Thirty-Nine	Forty
	Weeks Ended		Weeks Ended
(In thousands, except per share data)	May 30, 2009	May 31, 2008	May 30, 2009	May 31, 2008
(Loss) income per share - basic
Net (loss) income	$(8,553)	$3,000	$(28,530)	$15,479
Weighted average shares outstanding	29,045	29,013	29,036	29,116
Net (loss) income per share - basic	$(0.29)	$0.10	$(0.98)	$0.53

(Loss) income per share - assuming dilution
Net (loss) income	$(8,553)	$3,000	$(28,530)	$15,479
Weighted average shares outstanding	29,045	29,013	29,036	29,116
Dilutive impact of options and awards outstanding	11	35	10	67
Weighted average shares and potential dilutive shares outstanding	29,056	29,048	29,046	29,183
Net (loss) income per share - assuming dilution	$(0.29)	$0.10	$(0.98)	$0.53

For the thirteen weeks ended May 30, 2009 and May 31, 2008 there were options outstanding to purchase 1,016,564 shares and 998,456 shares, respectively, of common stock at an average price of $27.29 and $28.22, respectively, which were not included in the computation of diluted income per share because they are considered anti-dilutive under the treasury stock method per SFAS No. 128, Earnings Per Share (as amended).

For the thirty-nine weeks ended May 30, 2009 and the forty weeks ended May 31, 2008, there were options outstanding to purchase 1,016,564 shares and 879,648 shares, respectively, of common stock at an average price of $27.29 and $29.53, respectively, which were not included in the computation of diluted income per share because they are considered anti-dilutive under the treasury stock method per SFAS No. 128, Earnings Per Share (as amended).

NOTE 12: Comprehensive (Loss) Income

Comprehensive (loss) income, net of tax, consists of:

	Thirteen		Thirty-Nine	Forty
	Weeks Ended		Weeks Ended
(In thousands)	May 30, 2009	May 31, 2008	May 30, 2009	May 31, 2008
Net (loss) income	$(8,553)	$3,000	$(28,530)	$15,479
Change in temporary impairment of investments	79	573	930	(1,530)
Amortization of prior service credit	(656)	(901)	(1,945)	(2,260)
Amortization of actuarial loss	109	271	325	575
Comprehensive (loss) income	$(9,021)	$2,943	(29,220)	$12,264

NOTE 13: Subsequent Event

On June 11, 2009, we announced the decision to close our Hampton, Iowa fiberglass manufacturing facility. The majority of the production capabilities for fiberglass components will be relocated to our Forest City, Iowa facility throughout our fiscal fourth quarter ending August 29, 2009. As a result of the Hampton facility closure, we expect to incur a non-cash impairment charge of approximately $1.4 to $2.4 million in our fourth fiscal quarter. In addition, other costs associated with the idling of the facility are estimated to be $600,000.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that this management’s discussion be read in conjunction with the Management’s Discussion and Analysis included in our Annual Report to Shareholders for the year ended August 30, 2008.

Forward-Looking Information

Certain of the matters discussed in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. A number of factors could cause actual results to differ materially from these statements, including, but not limited to, interest rates and availability of credit, low consumer confidence, significant increase in repurchase obligations, availability and price of fuel, a further or continued slowdown in the economy, availability of chassis and other key component parts, sales order cancellations, slower than anticipated sales of new or existing products, new product introductions by competitors, the effect of global tensions and other factors which may be disclosed throughout this report. Although we believe that the expectations reflected in the “forward-looking statements” are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these “forward-looking statements,” which speak only as of the date of this report. We undertake no obligation to publicly update or revise any “forward-looking statements,” whether as a result of new information, future events or otherwise, except as required by law or the rules of the New York Stock Exchange.

Executive Overview

Winnebago Industries, Inc. is a leading motor home manufacturer with a proud history of manufacturing recreation vehicles for more than 50 years. Our strategy is to manufacture quality motor homes in a profitable manner. We produce all of our motor homes in highly vertically integrated manufacturing facilities in the state of Iowa. We distribute our product through independent dealers throughout the United States and Canada, who then retail the product to the end consumer. We have led the industry with the highest market share in the U.S. of Class A and Class C motor homes combined for the past eight calendar years and in Calendar 2009 through April. We began producing Class B motor homes in February 2008 and have moved into the number three U. S. position from a retail unit market share standpoint in Calendar 2009 through April. See specific U.S. retail unit market share for all categories in the following table:

	Winnebago Industries U.S. Retail Market Share (1)
	Calendar Year Through April 30,		Calendar Year
	2009	2008	2008	2007
Class A gas	22.6%	23.2%	23.2%	22.0%
Class A diesel	9.4%	7.2%	8.1%	8.9%
Total Class A	15.5%	14.7%	15.3%	15.1%

Class C	22.2%	21.4%	22.9%	24.0%
Total Class A and C	18.4%	17.3%	18.3%	18.5%

Class B	15.7%	1.0%	3.7%	0%

(1)

As reported by Statistical Surveys, Inc. (Statistical Surveys). During June 2009, Statistical Surveys released revised information, as shown above, for Calendar 2008 and 2007 and for the first four calendar months of 2009.

Company and Business Outlook

The RV industry saw substantial reductions in wholesale motor home shipments and retail registrations during Calendar 2008. The trend has only worsened thus far in Calendar 2009, as detailed in the table below:

	U. S. RV Industry Wholesale Shipments(1)				U. S. RV Industry Retail Registrations(2)
	Calendar Year				Calendar Year
(In units)	2008	2007	Decrease	% of Decrease	2008	2007	Decrease	% of Decrease
First quarter	10,400	13,600	(3,200)	(23.5)	8,800	11,500	(2,700)	(23.5)
Second quarter	8,600	15,000	(6,400)	(42.7)	9,700	15,100	(5,400)	(35.8)
Third quarter	4,600	12,400	(7,800)	(62.9)	6,300	12,200	(5,900)	(48.4)
Fourth quarter	2,800	11,300	(8,500)	(75.2)	4,100	8,400	(4,300)	(51.2)
Total	26,400	52,300	(25,900)	(49.5)	28,900	47,200	(18,300)	(38.8)

	2009	2008			2009	2008
January	600	3,100	(2,500)	(80.6)	1,500	2,600	(1,100)	(42.3)
February	700	3,300	(2,600)	(78.8)	1,200	2,900	(1,700)	(58.6)
March	900	4,000	(3,100)	(77.5)	1,700	3,300	(1,600)	(48.5)
April	900	3,700	(2,800)	(75.7)	2,200	3,400	(1,200)	(35.3)
Total year-to-date	3,100	14,100	(11,000)	(78.0)	6,600	12,200	(5,600)	(45.9)

(1)	As reported by the Recreation Vehicle Industry Association (RVIA) Class A and C wholesale shipments, rounded to the nearest hundred.
(2)	As reported by Statistical Surveys, as revised, Class A and C U.S. Retail Registrations, rounded to the nearest hundred.

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

In early March 2009, two of our significant competitors, Fleetwood Enterprises, Inc. (“Fleetwood”) and Monaco Coach Corporation (“Monaco”), filed for Chapter 11 bankruptcy protection. The combined Class A and C motor home unit retail market share of these two companies combined was 28.2 percent for Calendar 2008, as reported by Statistical Surveys. Significant publicly disclosed developments regarding these two companies since their Chapter 11 filing are as follows:

•

On June 3, 2009, Fleetwood announced that it has signed an asset purchase agreement to sell its motor home business to American Industrial Partners Capital Fund IV LP for a bid of $53 million subject to reduction for the assumption of certain liabilities, not to exceed $18 million. Under the bidding procedures, any competing bidders were required to submit qualifying bids by June 18, and none were submitted. The court finalized the sale on June 24, 2009. The deal is expected to close on July 10, 2009.

•

On June 4, 2009, Navistar International Corp. (“Navistar”) completed its purchase of certain assets of Monaco for approximately $47 million and a new company named Monaco RV LLC was established. According to a news release issued by Navistar, the newly formed company “will resume production at certain facilities in the coming months,” subject to market conditions.

Due to extremely challenging market conditions which have resulted in a severe decline in our revenues in recent quarters, maintaining liquidity and conserving capital are the primary goals of management in order to enhance our financial flexibility. In the first nine months of Fiscal 2009, we improved our cash and short-term investment position by $20.8 million despite a net loss of $28.5 million. Multiple steps were taken in our first three quarters of Fiscal 2009 to conserve capital and maintain liquidity, as follows:

1.

Inventories were significantly reduced since the beginning of the fiscal year which resulted in an improvement of working capital of approximately $57.4 million. We estimate that we have the opportunity to reduce inventory levels an additional $3.0 to $5.0 million during the last quarter of Fiscal 2009.

2.	We entered into a $25.0 million line of credit facility during the first quarter of Fiscal 2009. We have not yet borrowed on this facility.

3.	We elected to participate in a “no net cost” loan program and borrowed $9.1 million through UBS during the second quarter, secured by a portion of the ARS owned by us and held by UBS.
4.	We suspended cash dividend payments starting in the second quarter of Fiscal 2009. This suspension reduces the amount of cash which we would have used approximately $10.5 million for Fiscal 2009.

As of May 30, 2009, we had $41.7 million of cash and short-term investments as well as our $25.0 million credit facility. Due to the ability to carryback our tax loss for the first nine months of Fiscal 2009 to prior years, we expect to receive a federal tax refund of nearly $19.0 million in our second quarter of Fiscal 2010. We also have the ability to put the remaining $4.4 million of unencumbered ARS securities held by UBS to UBS in the fourth quarter of Fiscal 2010. In aggregate, this provides liquidity of approximately $90.1 million which does not include the potential inventory reductions noted above. When considering all of these factors, we expect to have sufficient liquidity for at least the next 12 to 18 months, even at the current depressed sales levels.

We have taken significant actions over the past 18 months to reduce our fixed cost structure which we anticipate will result in reductions in excess of $21 million on an annual basis. Specifically, actions taken thus far include the reduction of our total headcount by nearly 50 percent, salary reductions, the elimination of Fiscal 2009 stock grants to key management and the board, elimination of bonuses, reductions of the 401(k) match and the adoption of two mandatory unpaid weeks off (one during the second fiscal quarter and one to occur during the fourth fiscal quarter). Other fixed costs have been eliminated through many strategic actions, including the closure of our Charles City manufacturing facility, cancellation of certain promotional events typically held and reduced spending throughout the Company. On June 11, 2009, we also announced that we will be closing our Hampton, Iowa fiberglass manufacturing facility during our fourth fiscal quarter of 2009. We have the ability to sustain our current operational costs and maintain physical capacity at present levels for the foreseeable future (in excess of 12 months). Additional cost reduction activities are expected to continue during these challenging market conditions.

Order backlog for our motor homes was as follows:

	May 30, 2009		May 31, 2008
	Units	Product Mix %	Units	Product Mix %	Decrease	% Change
Class A gas	104	27.2	280	24.4	(176)	(62.9)
Class A diesel	72	18.9	136	11.9	(64)	(47.1)
Total Class A	176	46.1	416	36.3	(240)	(57.7)
Class B	2	0.5	216	18.8	(214)	(99.1)
Class C	204	53.4	515	44.9	(311)	(60.4)
Total backlog	382	100.0	1,147	100.0	(765)	(66.7)
Total approximate revenue dollars (in millions) (1)	$33.6		$93.9		$(60.3)	(64.2)
Dealer inventory (units)	2,324		4,341		(2,017)	(46.5)

(1)

We include in our backlog all accepted purchase orders from dealers to be shipped within the next six months. Orders in backlog can be canceled or postponed at the option of the purchaser at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

When wholesale and retail credit availability and consumer confidence improve, we expect to see an increase in motor home demand as dealers will again have the ability to order units to maintain their inventory levels after an extended period of inventory reduction. We also expect to benefit from our ability to ramp-up production in an industry with fewer motor home competitors. A longer term positive outlook for the recreation vehicle industry is supported by favorable demographics as baby boomers reach the age group that has historically accounted for the bulk of retail RV sales.

Critical Accounting Policies. Our consolidated financial statements are prepared in accordance with generally accepted accounting principles (GAAP). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that we believe to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates and such differences could be material.

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

Based on these repurchase agreements, we establish an associated loss reserve. This loss reserve is disclosed separately in the consolidated balance sheets. Repurchased sales are not recorded as a revenue transaction, but the net difference between the original repurchase price and the resale price are recorded against the loss reserve, which is a deduction from gross revenue. There are two significant assumptions associated with establishing our loss reserve for repurchase commitments: (1) the percentage of dealer inventory that we will be required to repurchase as a result of defaults by the dealer, and (2) the loss that will be incurred, if any, when repurchased inventory is resold. Historically, losses under these agreements have not been material; however, given the decreased demand for recreation vehicles, repurchase activity has become higher than has historically been the case and it may be necessary to offer greater discounts in order to relocate such product to alternative dealers during current market conditions. To the extent that dealers are reducing their inventories, which they have been doing the past 12 months, our overall exposure to repurchase agreements is likewise reduced. The percentage of dealer inventory we estimate we will repurchase is based on historical information, current trends and an analysis of dealer inventory aging for all dealers with inventory subject to this obligation. The estimated loss per repurchased unit is based primarily on recent history because until recently, we were generally able to sell repurchased units for minimal losses. In the past few quarters, we have incurred a significant increase in losses associated with repurchases due to the challenging motor home industry conditions. As a result, we have revised our underlying loss reserve estimate assumptions during Fiscal 2009 based on rapidly changing circumstances to provide for greater potential future losses due to unfavorable experience. Further discussion of our repurchase commitments and related assumptions is included in Note 10 to the Consolidated Financial Statements.

Warranty. We provide with the purchase of any new motor home, a comprehensive 12-month/15,000-mile warranty on Class A, Class B and Class C motor homes and a 3-year/36,000-mile warranty on Class A and Class C sidewalls and floors. Estimated costs related to product warranty are accrued at the time of sale and are based upon past warranty claims and unit sales history and adjusted as required to reflect actual costs incurred, as information becomes available. A significant increase in dealership labor rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize. We also incur costs as a result of additional service actions not covered by our warranties, including product recalls and customer satisfaction actions. Estimated costs are accrued at the time the service action is implemented and are based upon past claim rate experiences and the estimated cost of the repairs. Further discussion of our warranty costs and associated accruals is included in Note 7 to the Consolidated Financial Statements.

Stock-Based Compensation. Prior to Fiscal 2007, we granted stock options to our key employees and nonemployee directors as part of their compensation. In Fiscal 2007 and 2008, we granted restricted stock awards to key employees and nonemployee directors instead of stock options. No stock options or restricted stock awards were granted in the first three quarters of Fiscal 2009.

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

Income Taxes. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be realized based on future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or change this allowance in a period, we must include an expense or a benefit within the tax provision in our consolidated statement of operations.

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to the uncertainty of realizing deferred tax assets. SFAS No. 109 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard. In making such assessments, significant weight is to be given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its future outlook. We have evaluated the sustainability of our deferred tax assets on our consolidated balance sheet which includes the assessment of cumulative income over recent prior periods. Based on SFAS No. 109 guidelines, we determined a valuation allowance of $325,000 was appropriate as of May 30, 2009. We will continue to assess the likelihood that our deferred tax assets will be realizable at each reporting period, and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

Postretirement Benefits, Obligations and Costs. We provide certain health care and other benefits for retired employees hired before April 1, 2001, who have fulfilled eligibility requirements at age 55 with 15 years of continuous service. Postretirement benefit liabilities are determined by actuaries using assumptions about the discount rate and health care cost-trend rates. Thus, a significant increase or decrease in interest rates could have a significant impact on our operating results. Further discussion of our postretirement benefit plan and related assumptions is included in Note 9 to the Consolidated Financial Statements.

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

Results of Operations

Third Quarter of Fiscal 2009 Compared to the Third Quarter of Fiscal 2008

The following is an analysis of changes in key items included in the consolidated statements of operations for the quarter ended May 30, 2009 compared to the quarter ended May 31, 2008:

	Quarter Ended
(In thousands, except percent and per share data)	May 30, 2009	% of Revenues	May 31, 2008	% of Revenues	(Decrease) Increase	% Change
Net revenues	$50,848	100.0	$139,736	100.0	$(88,888)	(63.6)
Cost of goods sold	59,133	116.3	137,112	98.1	(77,979)	(56.9)
Gross (deficit) profit	(8,285)	(16.3)	2,624	1.9	(10,909)	(415.7)
Selling	3,083	6.1	5,085	3.6	(2,002)	(39.4)
General and administrative	3,414	6.7	4,442	3.2	(1,028)	(23.1)
Total operating expenses	6,497	12.8	9,527	6.8	(3,030)	(31.8)
Operating loss	(14,782)	(29.1)	(6,903)	(4.9)	(7,879)	(114.1)
Financial income	209	0.4	1,053	0.7	(844)	(80.2)
Loss before income taxes	(14,573)	(28.7)	(5,850)	(4.2)	(8,723)	(149.1)
Benefit for taxes	(6,020)	(11.9)	(8,850)	(6.3)	2,830	32.0
Net (loss) income	$(8,553)	(16.8)	$3,000	2.1	$(11,553)	(385.1)

Diluted (loss) income per share	$(0.29)		$0.10		$(0.39)	(390.0)
Fully diluted average shares outstanding	29,056		$29,048		8	—

Unit deliveries consisted of the following:

	Quarter Ended
(In units)	May 30, 2009	Product Mix %	May 31, 2008	Product Mix %	(Decrease) Increase	% Change
Class A gas	114	18.4	457	28.1	(343)	(75.1)
Class A diesel	62	10.0	151	9.3	(89)	(58.9)
Total Class A	176	28.4	608	37.4	(432)	(71.1)
Class B	56	9.0	47	2.9	9	19.1
Class C	388	62.6	972	59.7	(584)	(60.1)
Total deliveries	620	100.0	1,627	100.0	(1,007)	(61.9)

Net revenues for the quarter ended May 30, 2009 decreased $88.9 million, or 63.6 percent, due to the following:

1.	Volume decline: The primary reason for the net revenue decline was due to unit deliveries decreasing by 61.9 percent.
2.

Pricing and mix: Our motor home average selling price (ASP), net of discounts, decreased 3.7 percent. The decrease in our ASP was due to an increase of product discounts we offered at the wholesale level and a shift in mix to lower-priced products, partially offset by the increase in the current model year pricing. Our sales mix for the quarter was more heavily weighted to lower-priced products as 72 percent of our volume in the quarter was Class B and Class C products as compared to a 63 percent mix of Class B and Class C products in the same quarter last year.

3.

Promotional incentives: Our retail and other incentives increased 4.7 percent (as a percentage of net revenues) due to increased retail promotional activity on significantly lower revenues. We have retail incentive programs in place to help stimulate dealer retail traffic and these programs have had a substantial impact in reducing the dealer inventory level, as our dealer inventory in units is down 46.5 percent at May 30, 2009 compared to May 31, 2008.

4.	Other revenues: Revenues for motor home parts and services and other manufactured products decreased by 46.7 percent.

Gross (deficit) profit for the quarter ended May 30, 2009 was a deficit of $8.3 million, or (16.3 percent) of net revenues, compared to gross profit of $2.6 million or 1.9 percent of net revenues during the quarter ended May 31, 2008. The third quarter of Fiscal 2009 margins were negatively impacted by lower motor home deliveries, low absorption of fixed costs and higher production inefficiencies due to lower production volumes, significant increases of wholesale and retail promotions due to challenging market conditions and a higher mix of lower-priced Class C and Class B motor home deliveries. There was a positive benefit to costs of good sold for the quarter ended May 30, 2009, however, from the liquidation of LIFO inventory values due to a significant reduction of inventory levels.

Selling expenses decreased $2.0 million, or 39.4 percent, for the quarter ended May 30, 2009, but as a percent of net revenues, selling expenses were 6.1 percent and 3.6 percent for the quarters ended May 30, 2009 and May 31, 2008, respectively. The decrease in dollars for the quarter ended May 30, 2009 was due to reductions in advertising expenses of $1.5 million ($1.1 million attributed to the decision to forgo the traditional annual company dealer days meeting), labor-related expenses of $300,000 as a result of reduced headcount and travel expenses of $200,000.

General and administrative expenses decreased $1.0 million, or 23.1 percent, for the quarter ended May 30, 2009 but, as a percent of net revenues, general and administrative expenses were 6.7 percent and 3.2 percent for the quarters ended May 30, 2009 and May 31, 2008, respectively. The decrease in dollars for the quarter ended May 30, 2009 was due to reductions in labor-related expenses of $400,000, a result of reduced headcount, stock compensation expenses of $400,000 and legal expenses of $200,000.

Financial income decreased $844,000, or 80.2 percent, for the quarter ended May 30, 2009. The decrease in financial income was due primarily to a decrease in the average yield of 3.58 percent and to a lesser extent, due to a decrease in average investment balances of approximately $14.3 million.

The overall effective income tax rate for the quarter ended May 30, 2009 was a benefit of (41.3) percent compared to a benefit of (151.3) percent for the quarter ended May 31, 2008. The following table breaks down the two aforementioned tax rates:

	Quarter Ended
	May 30, 2009			May 31, 2008
(Dollars in thousands)	Amount	Effective Rate (%)		Amount	Effective Rate (%)
Tax benefit before discrete items (1)	$(5,434)	(37.3%	)	$(1,363)	(23.3%	)
Discrete items:
Settlements of uncertain tax positions (2)	(500)	(3.4%	)	(4,175)	(71.4%	)
Reduction of tax previously recorded (3)	—	—		(1,722)	(29.4%	)
Tax planning initiatives (4)	(86)	(0.6%	)	(1,391)	(23.8%	)
Other	—	—		(199)	(3.4%	)
Total benefit for taxes	$(6,020)	(41.3%	)	$(8,850)	(151.3%	)

(1)

The effective tax benefit rate, before discrete items, of (37.3%) as compared to (23.3%) is primarily attributable to the third quarter of Fiscal 2009 pre-tax loss of $14.6 million versus the third quarter of Fiscal 2008 pre-tax loss of $5.9 million.

(2)

Benefits of $500,000 and $4.2 million were recorded during the third fiscal quarters ending May 30, 2009 and May 31, 2008, respectively, as a result of favorable settlements of uncertain tax positions with various taxing jurisdictions.

(3)

During the third quarter of Fiscal 2008, the effective tax rate was reduced to 23.3 percent from 32.6 percent due to lower year-to-date pre-tax income, which resulted in a reduction of tax expense previously recorded of $1.7 million.

(4)	Benefits of $86,000 and $1.4 million were recorded due to tax planning initiatives that were recognized during the third quarter of Fiscal 2009 and Fiscal 2008, respectively.

First Thirty-Nine Weeks of Fiscal 2009 Compared to the First Forty Weeks of Fiscal 2008

The following is an analysis of changes in key items included in the consolidated statements of operations for the thirty-nine weeks ended May 30, 2009 compared to the forty weeks ended May 31, 2008:

	Thirty-Nine Weeks Ended		Forty Weeks Ended
(In thousands, except percent and per share data)	May 30, 2009	% of Revenues	May 31, 2008	% of Revenues	Decrease	% Change
Net revenues	$152,054	100.0	$519,081	100.0	$(367,027)	(70.7)
Cost of goods sold	181,025	119.1	478,648	92.2	(297,623)	(62.2)
Gross (deficit) profit	(28,971)	(19.1)	40,433	7.8	(69,404)	(171.7)
Selling	9,564	6.3	14,948	2.9	(5,384)	(36.0)
General and administrative	11,748	7.7	16,350	3.1	(4,602)	(28.1)
Total operating expenses	21,312	14.0	31,298	6.0	(9,986)	(31.9)
Operating (loss) income	(50,283)	(33.1)	9,135	1.8	(59,418)	(650.4)
Financial income	1,366	0.9	3,529	0.6	(2,163)	(61.3)
(Loss) income before income taxes	(48,917)	(32.2)	12,664	2.4	(61,581)	(486.3)
Benefit for taxes	(20,387)	(13.4)	(2,815)	(0.6)	(17,572)	(624.2)
Net (loss) income	$(28,530)	(18.8)	$15,479	3.0	$(44,009)	(284.3)

Diluted (loss) income per share	$(0.98)		$0.53		$(1.51)	(284.9)
Fully diluted average shares outstanding	29,046		29,183		(137)	(0.5)

Unit deliveries consisted of the following:

	Thirty-Nine Weeks Ended		Forty Weeks Ended
(In units)	May 30, 2009	Product Mix %	May 31, 2008	Product Mix %	(Decrease) Increase	% Change
Class A gas	356	22.4	1,844	33.7	(1,488)	(80.7)
Class A diesel	225	14.1	801	14.6	(576)	(71.9)
Total Class A	581	36.5	2,645	48.3	(2,064)	(78.0)
Class B	99	6.2	48	0.9	51	106.3
Class C	911	57.3	2,786	50.8	(1,875)	(67.3)
Total deliveries	1,591	100.0	5,479	100.0	(3,888)	(71.0)

Net revenues for the thirty-nine weeks ended May 30, 2009 decreased $367.0 million, or 70.7 percent, due to the following:

1.	Volume decline: The primary reason for the net revenue decline was due to unit deliveries decreasing by 71.0 percent.
2.

Pricing and mix: Our motor home ASP, net of discounts, decreased 2.6 percent. The decrease in our ASP was due to a higher mix of lower-priced products partially offset by the increase in the current model year pricing. Our sales mix for the first thirty-nine weeks of Fiscal 2009 was more heavily weighted to lower-priced products as 63.5 percent of our volume was Class B and Class C products as compared to a 51.7 percent mix of Class B and Class C products in the first forty weeks of Fiscal 2008.

3.

Promotional incentives: Our retail and other incentives increased 3.5 percent (as a percentage of net revenues) due to increased retail promotional activity on significantly lower revenues. We have retail incentive programs in place to help stimulate dealer retail traffic and these programs have had a substantial impact in reducing the dealer inventory level, as our dealer inventory in units is down 46.5 percent at May 30, 2009 compared to May 31, 2008.

4.

Repurchase activity: Our repurchase loss reserve provision, which is a deduction from gross revenues, increased 2.1 percent (as a percentage of net revenues). In the past three quarters, we have incurred a significant increase in the number of units we have had to repurchase and the losses associated with reselling these units due to the challenging motor home industry conditions. As a result, we have also increased the repurchase loss reserve.

5.	Revenues for motor home parts and services and other manufactured products decreased by 36.7 percent.

Gross (deficit) profit for the thirty-nine weeks ended May 30, 2009 was a deficit of $29.0 million, or (19.1 percent), of net revenues, compared to a gross profit of $40.4 million, or 7.8 percent, of net revenues during the forty weeks ended May 31, 2008. Gross margins were negatively impacted by lower motor home deliveries, low absorption of fixed costs and higher production inefficiencies due to lower production volumes, significant increases of wholesale and retail promotions due to challenging market conditions and a higher mix of lower-priced Class C and Class B motor home deliveries. There was a positive benefit to costs of good sold in the thirty-nine weeks ended May 30, 2009, however, from the liquidation of LIFO inventory values due to a significant reduction of inventory levels.

Selling expenses decreased $5.4 million, or 36.0 percent, for the thirty-nine weeks ended May 30, 2009 but, as a percent of net revenues, selling expenses were 6.3 percent and 2.9 percent during the thirty-nine weeks ended May 30, 2009 and the forty weeks ended May 31, 2008, respectively. The decrease in dollars for the thirty-nine weeks ended May 30, 2009 was due to reductions in advertising expenses of $2.6 million, labor-related expenses of $1.8 million as a result of reduced headcount, salesmen incentives of $400,000 and stock compensation.

General and administrative expenses decreased $4.6 million, or 28.1 percent, for the thirty-nine weeks ended May 30, 2009 but, as a percent of net revenues, general and administrative expenses were 7.7 percent and 3.1 percent during the thirty-nine weeks ended May 30, 2009 and the forty weeks ended May 31, 2008, respectively. The decrease in dollars for the thirty-nine weeks ended May 30, 2009 was due to reductions of $1.9 million in management incentive compensation expenses, labor-related expenses of $1.5 million as a result of reduced headcount, product liability expenses of $400,000 and legal expenses of $400,000. Also during the thirty-nine weeks ended May 30, 2009, we incurred ongoing expenses of $840,000 on our idle facilities. During the forty weeks ended May 31, 2008, $500,000 in severance payments were made in connection with our restructuring activities.

Financial income decreased $2.2 million, or 61.3 percent, for the thirty-nine weeks ended May 30, 2009. The decrease in financial income was due primarily to a decrease in the average yield of 2.56 percent and to a lesser extent, a decrease in average investment balances of approximately $25.7 million. In addition, the realized impairment on ARS of $484,000 was partially offset by the valuation of the Put Options of $375,000. See Note 4 to the Consolidated Financial Statements.

The overall effective income tax rate for the thirty-nine weeks ended May 30, 2009 was a benefit of (41.7) percent compared to a benefit of (22.2) percent for the forty weeks ended May 31, 2008. The following table breaks down the two aforementioned tax rates:

	Thirty-Nine Weeks Ended			Forty Weeks Ended
	May 30, 2009			May 31, 2008
(Dollars in thousands)	Amount	Effective Rate (%)		Amount	Effective Rate (%)
Tax (benefit) provision before discrete items (1)	$(19,151)	(39.2%	)	$2,951	23.3%
Discrete items:
Settlements of uncertain tax positions (2)	(500)	(1.0%	)	(5,117)	(40.4%	)
Tax planning initiative (3)	(736)	(1.5%	)	(649)	(5.1%	)
Total benefit for taxes	$(20,387)	(41.7%	)	$(2,815)	(22.2%	)

(1)

The effective tax benefit rate, before discrete items, of (39.2) percent as compared to 23.3 expense is primarily attributable to the Fiscal 2009 pre-tax loss of $48.9 million versus the Fiscal 2008 pre-tax income of $12.7 million. Included within the Fiscal 2009 pre-tax loss of $48.9 million was $1.4 million of financial income which is primarily tax-free investment income from investments in life insurance assets and student loan related securities and resulted in an increase to the tax benefit of $984,000 and increased the effective tax benefit rate of approximately 2.0 percent. In Fiscal 2008, tax-free investment income resulted in a tax benefit of $1.7 million and decreased the effective tax rate by approximately 13.1 percent.

(2)

Benefits of $500,000 and $5.1 million were recorded during the first 39 weeks of Fiscal 2009 and first 40 weeks of Fiscal 2008, respectively, as a result of favorable settlements of uncertain tax positions with various taxing jurisdictions.

(3)

Benefits of $736,000 and $649,000 were recorded during the first 39 weeks of Fiscal 2009 and first 40 weeks of Fiscal 2008, respectively, as a result of a tax planning initiative recognized during the year.

Analysis of Financial Condition, Liquidity and Resources

Cash and cash equivalents totaled $41.3 million and $17.9 million as of May 30, 2009 and August 30, 2008, respectively.

Short-term and long-term investments net of temporary impairments totaled $33.5 million as of May 30, 2009 and $40.6 million as of August 30, 2008. These investments were comprised of ARSs. During our second fiscal quarter of Fiscal 2009, we borrowed $9.1 million on a portion of our ARS portfolio. See Note 4 to the Consolidated Financial Statements for further disclosures and developments related to our investments in ARSs. In June 2009, our fiscal fourth quarter, we received an additional $400,000 partial redemption of ARS at par. We have classified this amount as a short-term investment during our fiscal third quarter.

During the third quarter of Fiscal 2009, we received tax refunds from various taxing authorities totaling $6.8 million as a result of filing our Fiscal 2008 federal tax return. At the end of the third quarter, we had generated an income tax receivable of $19.1 million primarily due to the current fiscal year’s loss, which we have the ability to carryback to Fiscal 2007. We expect to receive this amount in Fiscal 2010. Incremental tax benefits in future periods will not generate additional tax receivables due to full utilization of our Fiscal 2007 carryback, however, we do have the ability to carryforward future losses for up to 20 years.

On September 17, 2008, we entered into a Credit and Security Agreement with Wells Fargo (Credit Agreement). The Credit Agreement provides for a $25.0 million maximum revolving credit facility (Credit Facility), based on certain accounts receivable and inventory accounts, expiring on September 17, 2010, unless terminated earlier in accordance with its terms. Interest on loans under the Credit Agreement will be a rate equal to either LIBOR plus 1.5 percent to 2.5 percent or prime rate plus (0.75 percent) to 0.25 percent. No borrowings have been made under the Credit Facility through July 7, 2009. The Credit Facility provides increased financial flexibility and, if needed, will be used for working capital and for other general corporate purposes. The Credit Agreement contains typical covenants that may limit our ability, among other things, to pay certain dividends, distributions and to make stock repurchases. Certain covenants are structured in a manner that may limit us from paying cash dividends from sources other than cash generated from operations.

On October 16, 2008, the Company announced that it would suspend cash dividends payments in order to conserve capital and maintain liquidity.

Working capital at May 30, 2009 and August 30, 2008 was $84.9 million and $108.5 million, respectively, a decrease of $23.6 million. We currently expect cash on hand, the availability on the Credit Facility and funds generated from operations (if any) to be sufficient to cover both short-term and long-term operation requirements.

Operating Activities

Cash provided by operating activities of $12.5 million for the thirty-nine weeks ended May 30, 2009 was due to inventory reductions of $57.4 million offset by net operating losses of $28.5 million and reductions in income taxes, accounts payable and other accrued expenses of $23 million.

Investing Activities

Cash provided by investing activities was due primarily to ARS redemptions of $8.5 million in the thirty-nine weeks ended May 30, 2009 offset by capital spending of $2.5 million. During the forty weeks ended May 31, 2008, cash provided by investing activities was due to proceeds from the sale and maturity of investments.

Financing Activities

Cash provided by financing activities of $5.4 million for the thirty-nine weeks ended May 30, 2009 was due to a borrowing on our ARS portfolio offset by a first quarter dividend payment. Primary uses of cash in financing activities for the forty weeks ended May 31, 2008 were for dividends payments and repurchases of Company common stock.

Anticipated Use of Funds

Estimated uses of our liquid assets, at May 30, 2009 for the remainder of Fiscal 2009, consist of capital spending of approximately $900,000 primarily for manufacturing equipment and facilities. In addition, liquid assets may be used to fund all or part of any operating losses incurred in the balance of the fiscal year.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on marketable investments, investments underlying a company-owned life insurance program (COLI) and variable rate debt under our revolving credit facility. With respect to the COLI program, the underlying investments are subject to both interest rate risk and equity market risk. We have not drawn on the Credit Facility as of July 7, 2009. We do not currently use interest rate swaps, futures contracts or options on futures, or other types of derivative financial instruments.

Our investments are comprised of ARSs. These securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually. As of July 7, 2009 and at the end of the fiscal quarter, the vast majority of the long-term ARSs we hold are AAA/Aaa rated with most collateralized by student loans guaranteed by the U.S. Government under the Federal Family Education Loan Program. Until Fiscal 2008, the auction rate securities market was highly liquid. During Fiscal 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell the entire issue of the securities that holders desired to sell at auction. The immediate effect of a failed auction is that certain holders cannot sell the securities at auction and the interest or dividend rate on the security generally resets to a maximum auction rate. In the case of a failed auction, with respect to the ARSs held by us, the ARS is deemed not currently liquid. In the case of funds invested by us in ARSs which are the subject of a failed auction, we may not be able to access the funds prior to maturity without a loss of principal, unless a future auction on these investments is successful or the issuer calls the security pursuant to a mandatory tender or redemption.

Additional information regarding our investment portfolio is detailed in Note 4 to the Consolidated Financial Statements.

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

Disclosure Controls and Procedures. As of the end of the period covered by this report, we, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Changes in Internal Control Over Financial Reporting. There have been no significant changes in our internal controls over financial reporting or in other factors that occurred during the quarter covered by this report that has, or is reasonably likely to, affect internal controls over financial reporting materially.

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

There have been no material changes from our risk factors as previously disclosed in Part 1, Item 1A, in our Annual Report on Form 10-K for the fiscal year ended August 30, 2008 except as provided below:

Potential Repurchase Liabilities

In accordance with customary practice in the recreation vehicle industry, we enter into formal repurchase agreements with lending institutions pursuant to which it is agreed, in the event of a default by an independent retailer in its obligation to a lender and repossession of the unit(s) by the lending institution, we will repurchase units at declining prices over the term of the agreements, which can last up to 18 months. The difference between the gross repurchase price and the price at which the repurchased product can then be resold, which is typically at a discount to the gross repurchase price, represents a potential expense to us. Our maximum potential exposure under these formal repurchase agreements was approximately $113.4 million at May 30, 2009.

In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary terminations. Incremental repurchase exposure beyond repurchase agreements was approximately $6.2 million at May 30, 2009.

Historically, our losses associated with repurchases have not been material. However, the substantial decrease in retail demand for recreation vehicles in the past 12 months and tightened credit standards by lenders could result in a significant increase in defaults by our dealers. Thus, if we are obligated to repurchase a larger number of motor homes in the future, this would increase our costs, and could be material.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On December 19, 2007, the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $60 million. There is no time restriction on this authorization.

This table provides information with respect to purchases by us of shares of our common stock during each month of the third quarter of Fiscal 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
03/01/09 - 04/04/09	—	$—		$59,585,379
04/05/09 - 05/02/09	232	6.83	232	59,583,794
05/03/09 - 05/30/09	—	—	—	59,583,794
Total	232	$6.83	232	$59,583,794

ITEM 6.	Exhibits

(a)  Exhibits - See Exhibit Index on page 26.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.
(Registrant)

Date	July 8, 2009	/s/ Robert J. Olson
Robert J. Olson Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date	July 8, 2009	/s/ Sarah N. Nielsen
Sarah N. Nielsen Chief Financial Officer (Principal Financial Officer)

Exhibit Index

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated July 8, 2009.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated July 8, 2009.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated July 8, 2009.

32.2	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated July 8, 2009.