Form 10-K
period 2009-08-29
WINNEBAGO INDUSTRIES INC
filed 2009-10-27
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended August 29, 2009; or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________________ to _______________________ Commission File Number 001-06403

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

None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

     Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐ No ☒

     Aggregate market value of the common stock held by nonaffiliates of the registrant: $114,636,623 (28,305,339 shares at the closing price on the New York Stock Exchange of $4.05 on February 27, 2009).

     Common stock outstanding on October 6, 2009: 29,088,144 shares.

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s Proxy Statement relating to the registrant’s December 2009 Annual Meeting of Shareholders, scheduled to be held December 15, 2009, are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K where indicated.

Winnebago Industries, Inc.
2009 Form 10-K Annual Report

WINNEBAGO INDUSTRIES, INC.

FORM 10-K

Report for the Fiscal Year Ended August 29, 2009

Forward-Looking Information

Certain of the matters discussed in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. A number of factors could cause actual results to differ materially from these statements, including, but not limited to, interest rates and availability of credit, low consumer confidence, significant increase in repurchase obligations, inadequate liquidity or capital resources, availability and price of fuel, a further or continued slowdown in the economy, availability of chassis and other key component parts, sales order cancellations, slower than anticipated sales of new or existing products, new product introductions by competitors, the effect of global tensions and other factors which may be disclosed throughout this Annual Report on Form 10-K. Although we believe that the expectations reflected in the “forward-looking statements” are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these “forward-looking statements,” which speak only as of the date of this report. We undertake no obligation to publicly update or revise any “forward-looking statements,” whether as a result of new information, future events or otherwise, except as required by law or the rules of the New York Stock Exchange.

PART I

ITEM 1. Business

General

The “Company,” “we,” “our” and “us” are used interchangeably to refer to Winnebago Industries, Inc. as appropriate in the context. At August 29, 2009, we had no subsidiaries.

Winnebago Industries, Inc., headquartered in Forest City, Iowa, is the leading United States manufacturer of motor homes which are self-contained recreation vehicles (RV) used primarily in leisure travel and outdoor recreation activities. We sell motor homes through independent dealers under the Winnebago, Itasca and ERA brand names. Other products manufactured by us consist primarily of original equipment manufacturing (OEM) parts, including extruded aluminum and other component products for other manufacturers and commercial vehicles.

We were incorporated under the laws of the state of Iowa on February 12, 1958, and adopted our present name on February 28, 1961. Our executive offices are located at 605 West Crystal Lake Road in Forest City, Iowa. Our telephone number is (641) 585-3535.

Available Information

Our Web Site, located at www.winnebagoind.com, provides additional information about us. On our Web Site, you can obtain, free of charge, this and prior year Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all of our other filings with the Securities and Exchange Commission. Our recent press releases are also available on our Web Site. Our Web Site also contains important information regarding our corporate governance practices. Information contained on our Web Site is not incorporated into this Annual Report on Form 10-K.

Principal Products

Net revenues by major product classes:

	Year Ended (1)
(In thousands)	Aug. 29, 2009%		Aug. 30, 2008%		Aug. 25, 2007%		Aug. 26, 2006%		Aug. 27, 2005%
Motor homes	$178,619	84.5	$555,671	91.9	$815,895	93.8	$808,715	93.6	$946,350	95.4
Motor home parts and services	12,559	5.9	16,923	2.8	16,413	1.9	15,901	1.8	16,401	1.7
Other manufactured products	20,341	9.6	31,758	5.3	37,844	4.3	39,787	4.6	29,224	2.9
Total net revenues	$211,519	100.0	$604,352	100.0	$870,152	100.0	$864,403	100.0	$991,975	100.0

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

Class B models are panel-type trucks to which sleeping, kitchen, and/or toilet facilities are added. These models may also have a top extension to provide more headroom. We manufacture Class B motor homes with diesel engines.

Class C models are mini motor homes built on van-type chassis onto which the motor home manufacturer constructs a living area with access to the driver’s compartment. We manufacture Class C motor homes with gas and diesel engines.

We manufacture and sell Class A and C motor homes under the Winnebago and Itasca brand names and Class B motor homes under the ERA brand name. Our product offerings for the 2010 model year are as follows:

Type	Winnebago	Itasca	ERA

Class A (gas)	Vista, Sightseer, Adventurer	Sunstar, Sunova, Suncruiser
Class A (diesel)	Via, Journey, Journey Express, Tour	Reyo, Meridian, Meridian V Class, Ellipse
Class B (diesel)			ERA
Class C	Access, Outlook, Aspect, View, View Profile	Impulse, Cambria, Navion, Navion iQ

Models in our 2009 model year lineup that have been discontinued in the 2010 lineup are as follows: Destination, Latitude, Spirit, Vectra and Horizon.

These motor homes generally provide living accommodations for up to seven people and include kitchen, dining, sleeping and bath areas, and in some models, a lounge. Optional equipment accessories include, among other items, generators, home theater systems, king-size beds, and UltraLeather upholstery and a wide selection of interior equipment. With the purchase of any new Class A, B or C motor home, we offer a comprehensive 12-month/15,000-mile warranty on the coach and a 3-year/36,000-mile structural warranty on sidewalls and floors of the Class A and C motor homes.

Our Class A, B and C motor homes are sold by dealers in the retail market with manufacturer’s suggested retail prices ranging from approximately $65,000 to $317,000, depending on size and model, plus optional equipment and delivery charges. Our motor homes range in length from 22 to 42 feet.

Unit sales of our recreation vehicles for the last five fiscal years were as follows:

	Year Ended (1)
Unit Sales	Aug. 29, 2009%		Aug. 30, 2008%		Aug. 25, 2007%		Aug. 26, 2006%		Aug. 27, 2005%
Class A	822	37.4	3,029	47.3	5,031	53.1	4,455	45.3	6,674	62.7
Class B	149	6.8	140	2.2	- - -	- - -	- - -	- - -	- - -	- - -
Class C	1,225	55.8	3,238	50.5	4,438	46.9	5,388	54.7	3,963	37.3
Total motor homes	2,196	100.0	6,407	100.0	9,469	100.0	9,843	100.0	10,637	100.0

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

Motor Home Parts and Services

Motor home parts and service activities represent revenues generated by service work we perform for retail customers at our Forest City, Iowa facility and parts we sell to our dealers. As of August 29, 2009, our parts inventory was approximately $2.5 million and is located in a 450,000-square foot warehouse with what we believe to be the most sophisticated distribution and tracking system in the industry. Our competitive strategy is to provide proprietary manufactured parts through our dealer network, which we believe increases customer satisfaction and the value of our motor homes.

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

Production

We generally produce motor homes to order from dealers. We have the ability to increase our capacity by scheduling overtime and/or hiring additional production employees or to decrease our capacity through the use of shortened workweeks and/or reducing head count.

Our Forest City facilities have been designed to provide vertically integrated production line manufacturing. As of August 29, 2009, we also operated a fiberglass manufacturing facility in Hampton, Iowa, and a Class B motor home assembly plant and a cabinet products manufacturing facility in Charles City, Iowa. On June 11, 2009, we announced the decision to close the Hampton facility and to relocate a portion of the production capabilities for fiberglass components to our Forest City facilities with the balance to be outsourced. This transition is expected to be completed during the first quarter of Fiscal 2010. Our motor home bodies are made from various materials and structural components which are typically laminated into rigid, lightweight panels. Body designs are developed with computer design and analysis and subjected to a variety of tests and evaluations to meet our standards and requirements. We manufacture a number of components utilized in our motor homes, with the principal exceptions being chassis, engines, generators and appliances.

Most of our raw materials such as steel, aluminum, fiberglass and wood products are obtainable from numerous sources. Certain parts, especially motor home chassis, are available from a small group of suppliers. We are currently purchasing Class A and C chassis from Ford Motor Company, Class A chassis from Freightliner Custom Chassis Corporation (a Daimler company) and Workhorse Custom Chassis, LLC (a Navistar Company) and Class A, B and C chassis from Chrysler Motors LLC. In Fiscal 2009, only one vendor, Chrysler Motors LLC, individually, accounted for more than 10 percent (11.6 percent) of our raw material purchases.

Backlog

As of August 29, 2009, we had a backlog for our motor homes of 940 units with an approximate revenue value of $86.6 million. In comparison as of August 30, 2008, our backlog was 596 units with an approximate revenue value of $50.6 million.

Distribution and Financing

We market our recreation vehicles on a wholesale basis to a diversified independent dealer organization located throughout the United States and, to a limited extent, in Canada. Foreign sales, including Canada, were less than 8 percent of net revenues during each of the past three fiscal years. As of August 29, 2009 and August 30, 2008, our motor home dealer organization in the United States and Canada included approximately 245 and 280 dealer locations, respectively. The contraction in our dealer locations during Fiscal 2009 was a direct result of the challenging market conditions. We have a number of dealers that carry our Winnebago, Itasca and ERA brands; we count each dealer location only once no matter how many of our brands are offered at each such dealer location. During Fiscal 2009, four dealer organizations accounted for approximately 25 percent of our net revenues. One of our dealer organizations, FreedomRoads, LLC, accounted for 13 percent of our net revenue, as they sold our products in 27 of their dealership locations across 18 U.S. states.

We have sales and service agreements with dealers which generally have a term of ten years but are subject to annual review. Many of the dealers are also engaged in other areas of business, including the sale of automobiles, and many dealers carry one or more competitive lines of motor homes. We continue to place high emphasis on the capability of our dealers to provide complete service for our recreation vehicles. Dealers are obligated to provide full service for owners of our recreation vehicles or, in lieu thereof, to secure such service at their own expense from other authorized providers.

We advertise and promote our products through national RV magazines, the distribution of product brochures, the Go RVing national advertising campaign sponsored by RVIA, direct-mail advertising campaigns, various national promotional opportunities and on a local basis through trade shows, television, radio and newspapers, primarily in connection with area dealers.

Recreation vehicle sales to dealers are made on cash terms. Most dealers are financed on a “floorplan” basis under which a bank or finance company lends the dealer all, or substantially all, of the purchase price, collateralized by a security interest in the merchandise purchased. As is customary in the recreation vehicle industry, we typically enter into a repurchase agreement with a lending institution financing a dealer’s purchase of our product upon the lending institution’s request and after completion of a credit check of the dealer involved. Our repurchase agreements provide that for up to 18 months after a unit is financed, in the event of default by the dealer on the agreement to pay the lending institution and repossession of the unit(s) by the lending institution, we will repurchase the financed merchandise. Our maximum exposure for repurchases varies significantly from time to time, depending upon general economic conditions, seasonal shipments, competition, dealer organization, gasoline availability and access to and the cost of bank financing. (See Note 10 to the Consolidated Financial Statements.)

Competition

The recreation vehicle market is highly competitive with more than 20 other manufacturers selling products which compete directly with our products. The competition in the motor home industry is based upon design, price, quality and service of the products. We believe our principal competitive advantages are our brand strength, product quality and our service after the sale. We believe that our products command a price premium as a result of these competitive advantages.

There have been significant changes within the motor home industry during the past year, as follows:

▪	In December 2008, Coachmen Industries, Inc. sold their RV assets to Forest River, Inc., a subsidiary of Berkshire Hathaway, Inc., for approximately $41 million.
▪	In February 2009, Rexhall Industries, Inc. filed for Chapter 11 bankruptcy protection.
▪

In March 2009, three additional RV manufacturing companies filed for Chapter 11 bankruptcy protection: Country Coach, LLC, Monaco Coach Corporation (Monaco) and Fleetwood Enterprises, Inc. (Fleetwood).

▪	In June 2009, certain RV assets of Monaco were purchased by Navistar International Corp. for approximately $47 million and a new company named Monaco RV, LLC was established.
▪

In July 2009, certain motor home assets of Fleetwood were purchased by American Industrial Partners Capital Fund IV, L.P. for approximately $35 million and a new company named Fleetwood RV, Inc. was established.

Due to the market disruption caused by the actions as described above of some of our larger competitors, we believe that we have unique opportunity in the current market environment to increase our market share, shelf space and points of distribution.

As evidenced by the following table, we are the largest combined Class A and C motor home manufacturer in the U.S. in terms of retail registrations as reported by Statistical Surveys, Inc. (Statistical Surveys) for the eight months ended August 31, 2009.

		8 Months Ended August 31, 2009
		Class A						Class C		Total Class A and C
		Gas Units	% of Market	Diesel Units	% of Market	Total Units	% of Market	Units	% of Market	Units	% of Market
1.	Winnebago Industries, Inc.	840	23.2	453	10.8	1,293	16.5	1,313	22.5	2,606	19.1
2.	Thor Industries, Inc.	823	22.7	335	8.0	1,158	14.8	1,222	21.0	2,380	17.4
3.	Fleetwood RV, Inc. (1)	746	20.6	719	17.1	1,465	18.7	675	11.6	2,140	15.7
4.	Forest River, Inc. (2)	438	12.1	224	5.3	662	8.5	1,040	17.8	1,702	12.5
5.	Monaco RV, LLC (3)	285	7.9	994	23.6	1,279	16.3	257	4.4	1,536	11.2
6.	Tiffin Motor Homes, Inc.	189	5.2	704	16.7	893	11.4	1	- - -	894	6.5
7.	Gulfstream Coach	96	2.6	156	3.7	252	3.2	397	6.8	649	4.8
8.	Jayco, Inc.	1	- - -	25	0.6	26	0.3	601	10.3	627	4.6
9.	Newmar Corporation	116	3.2	291	6.9	407	5.2	- - -	- - -	407	3.0
10.	Other	89	2.5	304	7.3	393	5.1	325	5.6	718	5.2
Total		3,623	100.0	4,205	100.0	7,828	100.0	5,831	100.0	13,659	100.0

(1)   Includes all Fleetwood retail registrations.
(2)   Includes Coachmen retail registrations.
(3)   Includes all Monaco retail registrations.

Backlog

Our order backlog for motor homes is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Company and Business Outlook” below.

Regulations, Trademarks and Patents

We are subject to a variety of federal, state and local laws and regulations, including the National Traffic and Motor Vehicle Safety Act, under which the National Highway Traffic Safety Administration may require manufacturers to recall recreation vehicles that contain safety-related defects, and numerous state consumer protection laws and regulations relating to the operation of motor vehicles, including so-called “Lemon Laws.” We are also subject to regulations established by the Occupational Safety and Health Administration (OSHA). Our facilities are periodically inspected by federal and state agencies, such as OSHA. We believe that our products and facilities comply in all material respects with the applicable vehicle safety, consumer protection, RVIA and OSHA regulations and standards. Amendments to any of these regulations or the implementation of new regulations, however, could significantly increase the cost of manufacturing, purchasing, operating or selling our products and could have a material adverse effect on our results of operations. Our failure to comply with present or future regulations could result in fines being imposed on us, potential civil and criminal liability, suspension of sales or production or cessation of operations. In addition, a major product recall could have a material adverse effect on our results of operations.

Our operations are subject to a variety of federal and state environmental laws and regulations relating to the use, generation, storage, treatment, emission and disposal of hazardous materials and wastes and noise pollution. Although we believe that we currently are in material compliance with applicable environmental regulations, the failure by us to comply with present or future laws and regulations could result in fines being imposed on us, potential civil and criminal liability, suspension of production or operations, alterations to the manufacturing process or costly cleanup or capital expenditures.

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

Research and Development

Research and development expenditures are expensed as incurred. During Fiscal 2009, 2008 and 2007, we spent approximately $3.3 million, $4.1 million and $4.3 million, respectively on research and development activities.

Human Resources

At the end of Fiscal 2009, 2008 and 2007, we employed approximately 1,630, 2,250 and 3,310 persons, respectively. None of our employees are covered under a collective bargaining agreement. We believe our relations with our employees are good.

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

Interest Rates and Credit Availability

Our business is affected by the availability and terms of the financing to dealers. Generally, recreation vehicle dealers finance their purchases of inventory with financing provided by lending institutions. The decrease in the availability of this type of wholesale financing has prevented many dealers from carrying adequate levels of inventory, which limits product offerings and leads to reduced demand. Two financial flooring institutions held 53 percent of our total financed dealer inventory dollars that were outstanding at August 29, 2009.

Our business is also affected by the availability and terms of financing to retail purchasers. Customers purchasing a motor home may elect to finance their purchase through the dealership or a financial institution of their choice. Substantial increases in interest rates and decreases in the general availability of credit have also had an adverse impact upon our business and results of operations in the past and may continue to do so in the future. In particular, the current credit availability crisis has had and may continue to have a significant impact on our business.

General Economic Conditions and Certain Other External Factors

Companies within the recreation vehicle industry are subject to volatility in operating results due primarily to general economic conditions. Specific factors affecting the recreation vehicle industry include:

•	overall consumer confidence and the level of discretionary consumer spending;
•	employment trends;
•	the adverse impact of global tensions on consumer spending and travel-related activities; and
•	adverse impact on margins of increases in raw material costs which we are unable to pass on to customers without negatively affecting sales.

Maintaining Adequate Liquidity and Capital Resources

Although we have historically generated revenues from our operations to pay operating expenses, make capital expenditures, buy back stock and pay cash dividends, our ability to continue to meet our cash requirements over the long term may be substantially more difficult. As a result of the financial crisis and the global recession, our revenues generated from motor home sales have been significantly reduced and our ability to liquidate our auction rate securities investments has been limited, further constraining our liquidity and capital resources. We have taken a number of steps, as discussed in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Analysis of Financial Condition, Liquidity and Resources” below, to increase our cash position and ensure adequate liquidity. However, the continuation of reduced demand for our products could weaken the Company’s liquidity position and materially adversely affect net revenues available for the Company’s anticipated cash needs. To the extent the initiatives we have undertaken are not successful or we are unable to successfully implement other alternative actions, our ability to cover both short-term and long-term operation requirements would be significantly adversely affected.

Cyclicality and Seasonality

The recreation vehicle industry has been characterized by cycles of growth and contraction in consumer demand, reflecting prevailing economic and demographic conditions, which affect disposable income for leisure-time activities. Consequently, the results for any prior period may not be indicative of results for any future period.

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

Potential Repurchase Liabilities

In accordance with customary practice in the recreation vehicle industry, we enter into formal repurchase agreements with lending institutions pursuant to which we agree, in the event of a default by an independent retailer in its obligation to a lender and repossession of the unit(s) by the lending institution, we will repurchase units at declining prices over the term of the agreements, which can last up to 18 months. The difference between the gross repurchase price and the price at which the repurchased product can then be resold, which is typically at a discount to the gross repurchase price, represents a potential expense to us. Our maximum potential exposure under these formal repurchase agreements was approximately $90.6 million at August 29, 2009.

In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary terminations. Incremental repurchase exposure beyond repurchase agreements was approximately $3.1 million at August 29, 2009.

Prior to Fiscal 2009, our losses associated with repurchases have not been material. However, the substantial decrease in retail demand for recreation vehicles in the past 12 months and tightened credit standards by lenders resulted in a significant increase in defaults by our dealers. If we are obligated to repurchase a larger number of motor homes in the future, this would increase our costs and could be material. (See Note 10 to the Consolidated Financial Statements.)

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

Dependence on Chassis Suppliers

Most RV components are readily available from numerous sources. However, decisions by suppliers to decrease production, utilize production internally or shortages, production delays or work stoppages by the employees of such suppliers could have a material adverse effect on our ability to produce motor homes and ultimately, on the results of operations. A few components are produced by only a small group of quality suppliers that have the capacity to supply large quantities on a national basis. This is especially true in the case of motor home chassis where Ford Motor Company, Freightliner Custom Chassis Corporation, Workhorse Custom Chassis and Chrysler Motors LLC are our major suppliers. Our relationship with our chassis suppliers is similar to our other supplier relationships in that no special contractual commitments are engaged in by either party. Historically, chassis suppliers resort to an industry-wide allocation system during periods when supply is restricted. These allocations have been based on the volume of chassis previously purchased. Sales of motor homes rely on chassis and are affected accordingly. If economic conditions improve and dealers begin to replenish their inventory, there may be a shortage of chassis for a period of time, which would adversely affect our production capacity and results of operations.

Warranty Claims

We receive warranty claims from our dealers in the ordinary course of our business. Although we maintain reserves for such claims, which to date have been adequate, there can be no assurance that warranty expense levels will remain at current levels or that such reserves will continue to be adequate. A significant increase in warranty claims exceeding our current warranty expense levels could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Government Regulation

We are subject to numerous federal, state and local regulations governing the manufacture and sale of our products, including the provisions of the National Traffic and Motor Vehicle Safety Act (“Motor Vehicle Act”), and the safety standards for recreation vehicles and components which have been established under the Motor Vehicle Act by the Department of Transportation. The Motor Vehicle Act authorizes the National Highway Traffic Safety Administration to require a manufacturer to recall and repair vehicles which contain certain hazards or defects. Any recalls of our vehicles, voluntary or involuntary, could have a material adverse effect on our results of operations, financial condition and cash flows.

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

ITEM 1B. Unresolved Staff Comments

None

ITEM 2. Properties

Our principal manufacturing, maintenance and service operations are conducted in multibuilding complexes owned by us. The following sets forth our material facilities as of August 29, 2009:

Location	Facility Type/Use	No. of Buildings	Owned or Leased	Square Footage

Forest City, Iowa	Manufacturing, maintenance, service and office	31	Owned	1,593,000
Forest City, Iowa	Warehouse	4	Owned	702,000
Charles City, Iowa	Manufacturing	2	Owned	161,000
Charles City, Iowa	Assets Held for Sale (Manufacturing Facility)	3	Owned	191,000
Hampton, Iowa	Assets Held for Sale (Manufacturing Facility)	2	Owned	135,000
		42		2,782,000

Our facilities in Forest City are located on approximately 500 acres of land, all owned by us. We lease 244,000 square feet of our warehouse facilities in Forest City to others. Most of our buildings are of steel or steel and concrete construction and are protected from fire with high-pressure sprinkler systems, dust collector systems, automatic fire doors and alarm systems. We believe that our facilities and equipment are well maintained, in excellent condition and suitable for the purposes for which they are intended.

For our new credit facility, as further described in Note 7 to the Consolidated Financial Statements, we have committed to encumber substantially all of our real property for the benefit of the lender under such facility.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

None

Executive Officers of the Registrant

Name	Office (Year First Elected an Officer)	Age
Robert J. Olson +	Chairman of the Board, Chief Executive Officer and President (1996)	58
Raymond M. Beebe	Vice President, General Counsel & Secretary (1974)	67
Robert L. Gossett	Vice President, Administration (1998)	58
Roger W. Martin	Vice President, Sales and Marketing (2003)	49
Sarah N. Nielsen	Vice President, Chief Financial Officer (2005)	36
William J. O’Leary	Vice President, Product Development (2001)	60
Randy J. Potts	Vice President, Manufacturing (2006)	50
Brian J. Hrubes	Controller (1996)	58
Donald L. Heidemann	Treasurer (2007)	37

+ Director

Officers are elected annually by the Board of Directors. There are no family relationships between or among any of the Corporate Officers or Directors of the Company.

Mr. Olson has over 40 years of experience with Winnebago Industries. He was elected Chairman of the Board and Chief Executive Officer on May 5, 2008. He has been President since 2007, previously serving as Senior Vice President, Operations, since January 2006. He served as Vice President, Manufacturing, from August 1996 to January 2006.

Mr. Beebe has over 35 years of experience with Winnebago Industries. He has been Vice President, General Counsel and Secretary since 1986.

Mr. Gossett has over 10 years of experience with Winnebago Industries. He has been Vice President, Administration since joining the Company in 1998.

Mr. Martin has over 15 years of experience with Winnebago Industries. He has been Vice President, Sales and Marketing since February 2003. He joined the Company as Director of Marketing in 1994.

Ms. Nielsen has four years of experience with Winnebago Industries. She has been Vice President, Chief Financial Officer since November 2005. Ms. Nielsen joined the Company in August 2005. Prior to joining Winnebago Industries, she was employed by Deloitte & Touche LLP since 1995 in the position of Assurance and Advisory Services Senior Manager from 2003 to August 2005.

Mr. O’Leary has over 37 years of experience with Winnebago Industries. He has been Vice President, Product Development since 2001.

Mr. Potts has over 26 years of experience with Winnebago Industries. He was elected Vice President, Manufacturing in October 2006. He served as Director of Manufacturing from February 2006 to October 2006. Prior to that time, he served as General Manager of Manufacturing Services since 2001.

Mr. Hrubes has over 38 years of experience with Winnebago Industries. He has been Controller since December 1996.

Mr. Heidemann has two years of experience with Winnebago Industries and was elected to the position of Treasurer in August 2007. Prior to joining Winnebago Industries, Mr. Heidemann served in various treasury positions for Select Comfort Corporation from 2003 to July 2007.

PART II

ITEM 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the New York and Chicago Exchanges with the ticker symbol of WGO.

Below are the New York Stock Exchange high, low and closing prices of Winnebago Industries, Inc. stock for each quarter of Fiscal 2009 and Fiscal 2008:

Fiscal 2009	High	Low	Close	Fiscal 2008	High	Low	Close
First Quarter	$15.20	$4.22	$5.88	First Quarter	$30.09	$20.66	$21.27
Second Quarter	7.47	3.90	4.05	Second Quarter	24.03	18.16	20.07
Third Quarter	9.23	3.14	7.67	Third Quarter	24.14	13.98	14.92
Fourth Quarter	12.23	6.01	11.62	Fourth Quarter	14.94	9.09	11.35

Holders

Shareholders of record as of October 6, 2009: 3,642.

Dividends Paid Per Share

Listed below are the dates paid and amounts per share for Fiscal 2009 and Fiscal 2008:

Fiscal 2009		Fiscal 2008
October 6, 2008	$0.12	October 8, 2007	$0.12
		January 7, 2008	0.12
		April 7, 2008	0.12
		July 8, 2008	0.12
		Total	$0.48

Dividends of $0.12 per share (approximately $3.5 million) were paid in the first quarter of Fiscal 2009; however, on October 15, 2008, our Board of Directors suspended future cash dividend payments in order to conserve capital and to maintain liquidity.

Our new credit facility, as further described in Note 7 to the Consolidated Financial Statements, contains typical covenants that limit our ability, among other things, to pay certain dividends and distributions including stock repurchases. Except for limited redemptions of Winnebago Industries’ common stock from employees, the credit facility prohibits us from making any cash dividends, distributions or payments with respect to or purchases of Winnebago Industries’ common stock without the consent of Burdale Capital Finance, Inc., as Agent and the lenders thereunder, in their sole discretion.

Issuer Purchases of Equity Securities

On December 19, 2007, the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $60 million. There is no time restriction on this authorization. During the fourth quarter of Fiscal 2009, there were no shares repurchased under this authorization. As of August 29, 2009, approximately 31,000 shares have been repurchased under the authorization, at an aggregate cost of approximately $407,000, which leaves approximately $59.6 million remaining under this authorization.

Equity Compensation Plan Information

The following table provides information as of August 29, 2009 with respect to shares of our common stock that may be issued under our existing equity compensation plans:

(Adjusted for the 2-for-1 Stock Split on March 5, 2004) Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by shareholders	1,010,224	(1)	$27.31	1,012,771	(2)
Equity compensation plans not approved by shareholders (3)	87,881	(4)	14.90	N/A	(5)
Total	1,098,105		$26.32	1,012,771

(1)	This number includes 655,388 stock options granted under the 2004 Incentive Compensation Plan (the “Plan”). Also included are 354,836 options granted under the 1997 Stock Option Plan.
(2)

This number represents stock options available for grant under the Plan as of August 29, 2009. The Plan replaced the 1997 Stock Option Plan effective January 1, 2004. No new grants may be made under the 1997 Stock Option Plan. Any stock options previously granted under the 1997 Stock Option Plan will continue to be exercisable in accordance with their original terms and conditions.

(3)

Our sole equity compensation plan not previously submitted to our shareholders for approval is the Directors’ Deferred Compensation Plan. The Board of Directors may terminate the Directors’ Deferred Compensation Plan at any time. If not terminated earlier, the Directors’ Deferred Compensation Plan will automatically terminate on June 30, 2013. For a description of the key provisions of the Directors’ Deferred Compensation Plan, see the information in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 15, 2009 under the caption “Director Compensation,” which information is incorporated by reference herein.

(4)

Represents shares of common stock issued to a trust which underlie stock units, payable on a one-for-one basis, credited to stock unit accounts as of August 29, 2009 under the Directors’ Deferred Compensation Plan.

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

Performance Graph

The following graph compares our five-year cumulative total shareholder return (including reinvestment of dividends) with the cumulative total return on the Standard & Poor’s 500 Index and a peer group.(1) It is assumed in the graph that $100 was invested in our common stock, in the stock of the companies in the Standard & Poor’s 500 Index and in the stocks of the peer group companies on August 28, 2004 and that all dividends received within a quarter were reinvested in that quarter. In accordance with the guidelines of the Securities and Exchange Commission, the shareholder return for each entity in the peer group index has been weighted on the basis of market capitalization as of each annual measurement date set forth in the graph.

	Base Period 08/28/04	Indexed Returns
Company/Index		08/27/05	08/26/06	08/25/07	08/30/08	08/29/09
Winnebago Industries, Inc.	100.00	102.78	90.81	89.98	37.67	38.95
S&P 500 Index	100.00	112.56	122.56	141.11	125.38	102.50
Peer Group (1)	100.00	113.70	92.28	101.69	67.80	65.43

(1)

The peer group companies consisting of Thor Industries, Inc., Polaris Industries, Inc. and Brunswick Corporation were selected by us as they also manufacture recreational products. Coachmen Industries, Inc., a member of our peer group in prior fiscal years, has been omitted from our peer group as its RV related assets were sold to Forest River, Inc., a subsidiary of Berkshire Hathaway, Inc. in December 2008. Fleetwood Enterprises, Inc. and Monaco Coach Corporation, members of the peer group in prior fiscal years, were also omitted from our peer group because they filed for protection under Chapter 11 of the U.S. Bankruptcy Code in March of 2009 and their securities are no longer traded on the New York Stock Exchange (NYSE).

ITEM 6. Selected Financial Data (See pages 62 and 63)

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Winnebago Industries, Inc. is the leading U.S. manufacturer of motor homes with a proud history of manufacturing recreation vehicles for more than 50 years. Our strategy is to manufacture quality motor homes in a profitable manner. We produce all of our motor homes in highly vertically integrated manufacturing facilities in the state of Iowa. We distribute our products through independent dealers throughout the United States and Canada, who then retail the products to the end consumer. We have led the industry with the highest market share in the U.S. of Class A and C motor homes combined for the past eight calendar years and in Calendar 2009 through August 31, 2009. We began producing Class B motor homes in February 2008 and in Calendar Year through August 31, 2009, we hold the number three U.S. position in retail unit market share. See our U.S. retail unit market share for all categories in the following table:

	Winnebago Industries U.S. Retail Market Share (1)
	Calendar Year Through August 31,		Calendar Year
	2009	2008	2008	2007
Class A gas	23.2%	23.3%	23.2%	22.0%
Class A diesel	10.8%	7.6%	8.1%	8.9%
Total Class A	16.5%	15.2%	15.3%	15.1%
Class C	22.5%	23.0%	22.9%	24.0%
Total Class A and C	19.1%	18.5%	18.3%	18.5%
Class B	16.1%	2.8%	3.7%	0.0%

(1)	As reported by Statistical Surveys.

Company and Business Outlook

The RV industry saw substantial reductions in wholesale motor home shipments (down nearly 50 percent) and retail registrations (down nearly 40 percent) during Calendar 2008 as compared to 2007. The trend has worsened thus far in Calendar 2009, with motor home shipments down nearly 70 percent and retail registrations down over 40 percent, as detailed in the table below:

	Industry Wholesale Shipments (1) Calendar Year				Industry Retail Registration (2) Calendar Year
(In units)	2008	2007	Decrease	% of Decrease	2008	2007	Decrease	% of Decrease
First quarter	10,400	13,600	(3,200)	(23.5)	8,800	11,500	(2,700)	(23.5)
Second quarter	8,600	15,000	(6,400)	(42.7)	9,800	15,100	(5,300)	(35.1)
Third quarter	4,600	12,400	(7,800)	(62.9)	6,300	12,200	(5,900)	(48.4)
Fourth quarter	2,800	11,300	(8,500)	(75.2)	4,100	8,400	(4,300)	(51.2)
	26,400	52,300	(25,900)	(49.5)	29,000	47,200	(18,200)	(38.6)

(In units)	2009	2008	Decrease	% of Decrease	2009	2008	Decrease	% of Decrease
First quarter	2,200	10,400	(8,200)	(78.8)	4,400	8,800	(4,400)	(50.0)
Second quarter	2,900	8,600	(5,700)	(66.3)	6,000	9,800	(3,800)	(38.8)
July	800	1,500	(700)	(46.7)	1,700	2,300	(600)	(26.1)
August	1,000	1,500	(500)	(33.3)	1,600	2,000	(400)	(20.0)
	6,900	22,000	(15,100)	(68.6)	13,700	22,900	(9,200)	(40.2)

(1)	As reported by RVIA Class A and C wholesale shipments, rounded to the nearest hundred.
(2)	As reported by Statistical Surveys Class A and C retail registrations, rounded to the nearest hundred.

The motorized market has been significantly impacted by highly unstable market conditions. The tightening of the wholesale and retail credit markets, low consumer confidence, the effect of the global recession and uncertainty related to fuel prices placed pressure on retail sales and as a result, our dealers have significantly reduced their inventory levels. Dealers continue to sell older model year units and during most of Fiscal 2009, they were not reordering inventory on a one-for-one basis, which negatively affected shipments and backlog. The decline in wholesale and retail demand has directly impacted our gross margins as we have produced and delivered far fewer units in Fiscal 2009 and we have also had to increase our discounts to meet competitive pricing and provide retail incentives to help dealers move inventory.

Order backlog for our motor homes was as follows:

	As Of
(In units)	August 29, 2009	Product Mix %	August 30, 2008	Product Mix %	Increase (Decrease)	% Change
Class A gas	345	36.7	119	20.0	226	189.9
Class A diesel	198	21.0	100	16.8	98	98.0
Total Class A	543	57.7	219	36.8	324	147.9
Class B	10	1.1	46	7.7	(36)	(78.3)
Class C	387	41.2	331	55.5	56	16.9
Total backlog (1)	940	100.0	596	100.0	344	57.7
Total approximate revenue dollars (in thousands)	$86,626		$50,599		$ 36,027	71.2
Dealer inventory (units)	1,694		3,663		(1,969)	(53.8)

(1)

We include in our backlog all accepted purchase orders from dealers to be shipped within the next six months. Orders in backlog can be canceled or postponed at the option of the dealer at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

As noted above, our dealer inventories were nearly 54 percent lower than last year. We attribute the growth in our backlog to the very low level of dealer inventories and the strong acceptance of our 2010 product lineup. This increase may be a sign that the replenishment process is now beginning. As wholesale and retail credit availability and consumer confidence improve, we expect to see an increase in motor home demand as dealers will again have the ability to order units to maintain their inventory levels after an extended period of inventory reduction. A longer term positive outlook for the recreation vehicle industry is supported by favorable demographics as baby boomers reach the age group that has historically accounted for the bulk of retail RV sales.

Results of Operations

Fiscal 2009 Compared to Fiscal 2008

The following is an analysis of changes in key items included in the consolidated statements of income for the fiscal year ended August 29, 2009 compared to the fiscal year ended August 30, 2008:

	Year Ended (1)
(In thousands, except percent and per share data)	August 29, 2009	% of Revenues	August 30, 2008	% of Revenues	(Decrease) Increase	% Change
Net revenues	$211,519	100.0	$604,352	100.0	$(392,833)	(65.0)
Cost of goods sold	242,265	114.5	569,580	94.2	(327,315)	(57.5)
Gross (deficit) profit	(30,746)	(14.5)	34,772	5.8	(65,518)	(188.4)

Selling	12,616	6.0	18,482	3.1	(5,866)	(31.7)
General and administrative	15,298	7.2	21,359	3.5	(6,061)	(28.4)
Asset impairment	855	0.4	4,686	0.8	(3,831)	(81.8)
Operating expenses	28,769	13.6	44,527	7.4	(15,758)	(35.4)

Operating loss	(59,515)	(28.1)	(9,755)	(1.6)	(49,760)	(510.1)
Financial income	1,452	0.7	4,314	0.7	(2,862)	(66.3)
Pre-tax loss	(58,063)	(27.4)	(5,441)	(0.9)	(52,622)	(967.1)
Provision (benefit) for taxes	20,703	9.8	(8,225)	(1.4)	28,928	351.7
Net (loss) income	$(78,766)	(37.2)	$2,784	0.5	$(81,550)	NMF
Diluted (loss) income per share	$(2.71)		$0.10		$(2.81)	NMF
Fully diluted average shares outstanding	29,051		29,144		(93)	(0.3)

(1)	Fiscal year ended August 29, 2009 contained 52 weeks; fiscal year ended August 30, 2008 contained 53 weeks.

Unit deliveries consisted of the following:

	Year Ended (1)
(In units)	August 29, 2009	Product Mix %	August 30, 2008	Product Mix %	(Decrease) Increase	% Change
Class A gas	480	21.8	2,129	33.2	(1,649)	(77.5)
Class A diesel	342	15.6	900	14.1	(558)	(62.0)
Total Class A	822	37.4	3,029	47.3	(2,207)	(72.9)
Class B	149	6.8	140	2.2	9	6.4
Class C	1,225	55.8	3,238	50.5	(2,013)	(62.2)
Total deliveries	2,196	100.0	6,407	100.0	(4,211)	(65.7)

(1)	Fiscal year ended August 29, 2009 contained 52 weeks; fiscal year ended August 30, 2008 contained 53 weeks.

Net revenues for the year ended August 29, 2009 decreased $392.8 million, or 65.0 percent, due to the following:

1.	Volume decline: The primary reason for the net revenue decline was due to unit deliveries decreasing by 65.7 percent.
2.

Pricing and mix: Our motor home average selling price (ASP), net of discounts, decreased 1.4 percent. The decrease in our ASP was due to an increase of product discounts we offered at the wholesale level and a shift in mix to lower-priced products, partially offset by the increase in pricing. Our sales mix for the year was more heavily weighted to lower-priced products as 63 percent of our volume in Fiscal 2009 was Class B and C products as compared to a 53 percent mix of Class B and C products in Fiscal 2008.

3.

Promotional incentives: Our retail and other incentives increased 3.2 percent (as a percentage of net revenues) due to increased retail promotional activity on significantly lower revenues. We used retail incentive programs to help stimulate dealer retail traffic and the programs have had a substantial impact in reducing the dealer inventory level, as our dealer inventory in units is down 53.8 percent at August 29, 2009 compared to August 30, 2008.

4.

Repurchases: Our losses on repurchases of motor homes during Fiscal 2009 were significantly higher than previous years as a result of the dramatic decline in the motor home market. As a percentage of net revenues, repurchase expense was 1.2 percent in Fiscal 2009 compared to 0.1 percent in Fiscal 2008.

5.	Other revenue: Revenues for motor home parts and services and other manufactured products decreased by 32.4 percent.

Cost of goods sold was $242.3 million, or 114.5 percent, of net revenues for Fiscal 2009 compared to $569.6 million, or 94.2 percent, of net revenues for Fiscal 2008. The change in our variable costs (materials, direct labor, variable overhead, delivery expense and warranty) comprise $316.6 million of the $327.3 million decrease, which was primarily caused by decreased sales volume. Material, labor and variable overhead, as a percent of net revenues, increased to 91.8 percent from 82.2 percent in Fiscal 2009 from Fiscal 2008. The 9.6 percent increase was primarily caused by increased discounting and promotional incentives in Fiscal 2009 to promote sales in a difficult motor home market. Delivery expenses and warranty costs in relation to net sales remained consistent in Fiscal 2009 to Fiscal 2008. Our variable costs were favorably impacted by $7.0 million, or 3.3 percent, of net revenues in Fiscal 2009 due to the reduction of the last-in, first-out (LIFO) inventory liquidation, as compared to LIFO expense in Fiscal 2008 of $4.6 million, or 0.8 percent, of net revenues. Fixed overhead, which consists primarily of manufacturing support labor, depreciation and facility costs, increased to 17.7 percent of net revenues in Fiscal 2009 compared to 7.8 percent in Fiscal 2008. This difference was due primarily to low absorption of fixed costs as a result of significantly lower production volume. All factors considered, gross (deficit) profit decreased from a gross profit of 5.8 percent of net revenues during Fiscal 2008 to a gross deficit of 14.5 percent of net revenues during Fiscal 2009.

Selling expenses decreased $5.9 million, or 31.7 percent, during the fiscal year ended August 29, 2009. However, as a percent of net revenues, selling expenses were 6.0 percent during Fiscal 2009 compared to 3.1 percent for Fiscal 2008. The decrease in dollars was due primarily to reductions in advertising expenses of $2.9 million, labor-related expenses of $1.4 million as a result of reduced head count, salesmen incentives of $400,000, travel and meeting expenses of $400,000 and stock compensation of $200,000, as we did not grant stock awards during Fiscal 2009. The increase in percentage of net revenues was caused by the significant difference in revenue levels between the two fiscal periods.

General and administrative expenses decreased $6.1 million, or 28.4 percent, during the fiscal year ended August 29, 2009. However, as a percent of net revenues, general and administrative expenses were 7.2 percent during Fiscal 2009 compared to 3.5 percent for Fiscal 2008. The decrease in dollars was due primarily to reductions in stock compensation of $2.0 million, as we did not grant stock awards during Fiscal 2009, labor-related expenses of $1.5 million as a result of reduced head count, legal expenses of $1.0 million and lower depreciation expense of $500,000. The increase in percentage of net revenues was caused by the significant difference in revenue levels between the two fiscal periods.

Asset impairment expenses of $855,000 were recorded in Fiscal 2009 was a result of the decision to close the Hampton, Iowa fiberglass manufacturing facility.

Financial income decreased $2.9 million, or 66.3 percent, for the fiscal year ended August 29, 2009. The decrease in financial income was primarily due to a decrease in the average yield and to a lesser extent, due to a decrease in average investment balances.

The overall effective income tax rate for Fiscal 2009 was an expense of 35.6 percent compared to a benefit of (151.2) percent for Fiscal 2008. The following table breaks down the two aforementioned tax rates:

	Year Ended (1)
	August 29, 2009		August 30, 2008
(Dollars in thousands)	Amount	Effective Rate (%)	Amount	Effective Rate (%)
Tax benefit on current operations	$(22,898)	(39.5)	$(3,345)	(61.5)
Valuation allowance	44,976	77.5	325	6.0
Settlements of uncertain tax positions	(500)	(0.9)	(4,149)	(76.3)
Other	(875)	(1.5)	(1,056)	(19.4)
Total provision (benefit) for taxes	$20,703	35.6	$(8,225)	(151.2)

(1)	Fiscal year ended August 29, 2009 contained 52 weeks; fiscal year ended August 30, 2008 contained 53 weeks.

Tax benefit on current operations. At the end of the third quarter of Fiscal 2009, our ability to claim refunds of taxes previously paid was exhausted due to the size of our Fiscal 2009 operating losses. Thus, of the $22.9 million tax benefit on current operations, we have established an associated tax refund receivable of $17.4 million. The effective tax benefit rate of 39.5 percent as compared to a benefit rate of 61.5 percent is primarily attributable to the Fiscal 2009 pre-tax loss of $58.1 million versus the Fiscal 2008 pre-tax loss of $5.4 million. Included within the Fiscal 2009 pre-tax loss of $58.1 million was $1.5 million of financial income, which was primarily tax-free income from investments in municipal and student loan related securities and appreciation in company-owned life insurance (COLI), and resulted in an increase to the tax benefit of $1.2 million and increased the tax benefit rate by 2.0 percent. In Fiscal 2008, tax-free investment income resulted in a tax benefit of $1.8 million (a 32.6 percent increase in the effective benefit rate).

Valuation Allowance. During the fourth quarter of Fiscal 2009, we recorded a non-cash charge of $45.3 million to establish a full valuation allowance on the deferred tax assets. Statement of Financial Accounting Standards (SFAS) No. 109 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its future outlook. Under that standard, our three-year historical cumulative loss was a significant negative factor. This loss, combined with uncertain near-term market and economic conditions, reduced our ability to rely on our projections of any future taxable income in determining whether a valuation allowance is appropriate. Accordingly, we concluded that, based on SFAS No. 109 guidelines, a full valuation allowance should now be established. We will continue to assess the likelihood that our deferred tax assets will be realizable and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations. During the fourth quarter of Fiscal 2008, we recorded a charge of $325,000 to establish a valuation allowance on tax credits that were determined not to be recoverable prior to the tax credits expiring.

Settlements. During Fiscal 2009, we recognized a tax benefit of $500,000 as a result of favorable settlements with various taxing jurisdictions, which increased the tax benefit rate by 0.9 percent. In Fiscal 2008, we had an effective tax benefit rate of 76.3 percent, which was based on the favorable settlements of uncertain tax positions with various taxing jurisdictions. The original unrecognized tax benefit associated with these positions was $14.6 million, of which $8.0 million was paid in cash per the settlement. The balance of this reserve, net of the related deferred taxes, resulted in a $4.1 million increase in tax benefit.

Other. Other primarily represents tax benefits associated with tax planning initiatives implemented during Fiscal 2009, such as the extension of the research and development tax credit. In Fiscal 2008, tax planning initiatives represented additional tax benefits associated with tax-free income from investments in Company-owned life insurance.

Net loss and diluted loss per share were $78.8 million and $2.71 per share, respectively, for Fiscal 2009. In Fiscal 2008, net income was $2.8 million and diluted income was $0.10 per share.

Fiscal 2008 Compared to Fiscal 2007

The following is an analysis of changes in key items included in the consolidated statements of income for the year ended August 30, 2008 compared to the year ended August 25, 2007:

	Year Ended (1)
(In thousands, except percent and per share data)	August 30, 2008	% of Revenues	August 25, 2007	% of Revenues	Increase (Decrease)	% Change
Net revenues	$604,352	100.0	$870,152	100.0	$(265,800)	(30.5)
Cost of goods sold	569,580	94.2	770,955	88.6	(201,375)	(26.1)
Gross profit	34,772	5.8	99,197	11.4	(64,425)	(64.9)

Selling	18,482	3.1	19,865	2.3	(1,383)	(7.0)
General and administrative	21,359	3.5	24,446	2.8	(3,087)	(12.6)
Asset impairment	4,686	0.8	- - -	- - -	4,686	- - -
Operating expenses	44,527	7.4	44,311	5.1	216	0.5

Operating (loss) income	(9,755)	(1.6)	54,886	6.3	(64,641)	(117.8)
Financial income	4,314	0.7	6,523	0.8	(2,209)	(33.9)
Pre-tax (loss) income	(5,441)	(0.9)	61,409	7.1	(66,850)	(108.9)
(Benefit) provision for taxes	(8,225)	(1.4)	19,845	2.3	(28,070)	(141.4)
Net income	$2,784	0.5	$41,564	4.8	$(38,780)	(93.3)
Diluted income per share	$0.10		$1.32		$(1.22)	(92.4)
Fully diluted average shares outstanding	29,144		31,415		(2,271)	(7.2)

(1)	Fiscal year ended August 30, 2008 contained 53 weeks; fiscal year ended August 25, 2007 contained 52 weeks.

Unit deliveries consisted of the following:

	Year Ended (1)
(In units)	August 30, 2008	Product Mix %	August 25, 2007	Product Mix %	Increase (Decrease)	% Change
Class A gas	2,129	33.2	3,539	37.4	(1,410)	(39.8)
Class A diesel	900	14.1	1,492	15.7	(592)	(39.7)
Total Class A	3,029	47.3	5,031	53.1	(2,002)	(39.8)
Class B	140	2.2	- - -	- - -	140	- - -
Class C	3,238	50.5	4,438	46.9	(1,200)	(27.0)
Total deliveries	6,407	100.0	9,469	100.0	(3,062)	(32.3)

(1)	Fiscal year ended August 30, 2008 contained 53 weeks; fiscal year ended August 25, 2007 contained 52 weeks.

Net revenues for the year ended August 30, 2008 decreased $265.8 million, or 30.5 percent, due to the following:

1.	Volume decline: The primary reason for the net revenue decline was due to unit deliveries decreasing by 32.3 percent.
2.

Pricing and mix: Our average selling price in Fiscal 2008 as compared to Fiscal 2007 was essentially flat, up only 0.7 percent. Price increases associated with the new model year were partially offset by increased wholesale and retail incentives and a higher mix of lower-priced products. Total Class B and C unit deliveries were 52.7 percent of our total deliveries in Fiscal 2008 as compared to Class C deliveries, which were 46.9 percent of our total deliveries in Fiscal 2007.

3.	Promotional incentives: Our retail and other incentives increased by 0.5 percent (as a percentage of net revenues) due to increased retail promotional activity on lower revenues.
4.	Other revenue: Revenues for motor home parts and services and other manufactured products decreased by 10.3 percent.

Cost of goods sold was $569.6 million, or 94.2 percent, of net revenues for Fiscal 2008 compared to $771.0 million, or 88.6 percent, of net revenues for Fiscal 2007. The change in our variable costs (materials, direct labor, variable overhead, delivery expense and warranty) comprised $199.2 million of the $201.4 million decrease which was primarily caused by decreased sales volume. Material, labor and variable overhead, as a percent of net revenues, increased to 82.2 percent in Fiscal 2008 compared to 79.3 percent in Fiscal 2007. The 2.9 percent increase was primarily caused by a greater percentage of lower-margin motor home deliveries in Fiscal 2008. Also contributing to the reduced margins were additional wholesale and retail promotional programs and an increase in LIFO expense in Fiscal 2008 as compared to Fiscal 2007 due to the increase in inflation and higher inventory levels at the end of the year. Fixed overhead, which consists primarily of manufacturing support labor, depreciation and facility costs, increased to 7.8 percent of net revenues in Fiscal 2008 compared to 5.7 percent in Fiscal 2007. This difference was due primarily to lower absorption of fixed costs due to lower production volumes. All factors considered, gross profit decreased from 11.4 percent of net revenues in Fiscal 2007 to 5.8 percent of net revenues during Fiscal 2009.

Selling expenses decreased $1.4 million, or 7.0 percent, during the fiscal year ended August 30, 2008. However, as a percent of net revenues, selling expenses were 3.1 percent during Fiscal 2008 compared to 2.3 percent for Fiscal 2007. The decrease in dollars was due primarily to reductions in salesmen incentives of $579,000, advertising expenses of $502,000 and wages and wage-related expenses of $422,000. The increase in percentage of net revenues was caused by the significant difference in revenue levels between the two fiscal periods.

General and administrative expenses decreased $3.1 million, or 12.6 percent, during the fiscal year ended August 30, 2008. However, as a percent of net revenues, general and administrative expenses were 3.5 percent during Fiscal 2008 compared to 2.8 percent for Fiscal 2007. The decrease in dollars was due primarily to reduced management incentive compensation of $3.1 million and reduced product liability expense of $1.8 million, partially offset by severance costs of $1.3 million and an increase in legal and professional fees of $659,000. The increase in percentage of net revenues was caused by the significant difference in revenue levels between the two fiscal periods.

Financial income decreased $2.2 million, or 33.9 percent, for the fiscal year ended August 30, 2008. The decrease in financial income was due to a lower average investment balance with similar rates of return.

The overall effective income tax rate for Fiscal 2008 was a benefit of (151.2) percent compared to an expense of 32.3 percent for Fiscal 2007. The following table breaks down the two aforementioned tax rates:

	Year Ended (1)
	August 30, 2008		August 25, 2007
(Dollars in thousands)	Amount	Effective Rate (%)	Amount	Effective Rate (%)
Tax (benefit) provision from current operations	$(3,345)	(61.5)	$19,845	32.3
Settlements of uncertain tax positions	(4,149)	(76.3)	- - -	- - -
Other	(1,056)	(19.4)	- - -	- - -
Valuation allowance	325	6.0	- - -	- - -
Total (benefit) provision for taxes	$(8,225)	(151.2)	$19,845	32.3

(1)	Fiscal year ended August 30, 2008 contained 53 weeks; fiscal year ended August 25, 2007 contained 52 weeks.

Tax (benefit) provision from current operations. The effective tax benefit rate of 61.5 percent as compared to a 32.3 percent expense was primarily attributable to the Fiscal 2008 pre-tax loss of $5.4 million versus the Fiscal 2007 pre-tax income of $61.4 million. Included within the Fiscal 2008 pre-tax loss of $5.4 million was $4.3 million of financial income, which was primarily tax-free income from investments in municipal and student loan related securities which resulted in an increase to the tax benefit of $1.8 million and increased the effective tax benefit rate by 32.6 percent. In the prior year, tax-free investment income resulted in a tax benefit of $1.8 million (a 2.9 percent reduction in the effective tax rate).

Settlements of uncertain tax positions. An effective tax benefit rate of 76.3 percent was based on the favorable settlements of uncertain tax positions with various taxing jurisdictions. The original unrecognized tax benefit associated with these positions was $14.6 million, of which $8.0 million was paid in cash per the settlement. The balance of this reserve, net of the related deferred taxes, resulted in a $4.1 million increase in tax benefit.

Other. Other primarily represents tax benefits associated with tax planning initiatives implemented during the fiscal year. These tax planning initiatives represented additional tax benefits associated with tax-free income from investments in COLI.

Valuation allowance. During the fourth quarter of Fiscal 2008, we recorded a charge of $325,000 to establish a valuation allowance on certain state tax credits that were determined not likely to be recoverable prior to the tax credits expiring.

Net income decreased by 93.3 percent and income per diluted share decreased by 92.4 percent when comparing Fiscal 2008 to Fiscal 2007.

Analysis of Financial Condition, Liquidity and Resources

In most fiscal years, we generated cash from operations, which enabled us to meet our working capital needs and make appropriate investments in manufacturing equipment and facilities, as well as pay cash dividends and repurchase stock. Working capital at August 29, 2009 and August 30, 2008 was $79.5 million and $108.5 million, respectively, a decrease of $29.0 million.

Cash and cash equivalents totaled $36.6 million and $17.9 million as of August 29, 2009 and August 30, 2008, respectively. Short-term and long-term investments net of temporary impairments totaled $33.3 million as of August 29, 2009 and $40.6 million as of August 30, 2008. (See Notes 3 and 4 to the Consolidated Financial Statements.)

Due to extremely challenging market conditions which have resulted in a severe decline in our revenues in Fiscal 2009, maintaining liquidity and conserving capital have been the primary goals of management in order to enhance our financial flexibility. During Fiscal 2009, we increased our cash position by $18.7 million despite a pre-tax loss of $58.1 million. Multiple steps were taken during Fiscal 2009 to conserve capital and maintain liquidity, as follows:

1.	Inventories were significantly reduced (58%) during the fiscal year which resulted in an improvement of working capital of approximately $63.7 million.
2.	We elected to participate in a “no net cost” loan program and borrowed $9.1 million through UBS during the second quarter, secured by a portion of the ARS owned by us and held by UBS.
3.	We suspended cash dividend payments starting in the second quarter of Fiscal 2009. This suspension reduces the amount of cash which we would have used by approximately $10.5 million for Fiscal 2009.

As of August 29, 2009, we had $36.6 million of cash. Due to the ability to carryback a large portion of our tax loss in Fiscal 2009 to prior years, we expect to receive a federal tax refund in excess of $17 million in the second quarter of Fiscal 2010. We also have the ability to put the remaining $4.4 million of unencumbered ARS held by UBS to UBS in the fourth quarter of Fiscal 2010. In aggregate, this provides liquidity of approximately $58 million. When considering all of these factors, we expect to have sufficient liquidity for at least the next 12 months, even at the current depressed sales levels.

In addition, we placed multiple assets for sale, including our plane and two manufacturing facilities. Total listing price of these assets is in excess of $10 million.

We also have in place a new $20 million revolving credit facility, as described in further detail in Note 7, that allows us to borrow up to $12.5 million without financial covenant restrictions if there is adequate asset coverage. Subject to certain provisions, the facility also includes an option that can be exercised to increase the facility size up to $50 million. This potential additional borrowing capacity may be beneficial to us if inventory levels need to substantially increase rapidly as a result of product demand.

We also have taken significant actions over the past year to reduce our fixed cost structure and mitigate against certain rising costs, which resulted in reductions of approximately $24 million in Fiscal 2009 as compared to Fiscal 2008. Specifically, actions taken include:

1.

Compensation-related expenses: Total head count was reduced by approximately 28 percent (in addition to the 32 percent reductions in Fiscal 2008), compensation reductions ranging from 3 to 20 percent for salaried employees (including executive officers) was made mid-year, no stock grants were made to key management or the board, the 401(k) match was reduced by 50 percent and all employees participated in two mandatory unpaid weeks off.

2.

Facility closures: We closed Charles City manufacturing facility at the end of the fourth quarter in Fiscal 2008. We are now in the process of closing our Hampton, Iowa fiberglass manufacturing facility which will be completed in the first quarter of Fiscal 2010.

3.	Other: Certain promotional events typically held were cancelled and other spending reductions occurred throughout the Company.

Some of the actions described above were one-time events, such as the mandatory unpaid weeks off, unless we decide to do these types of events again in Fiscal 2010. We believe that we have the ability to sustain our current operational costs and maintain physical capacity at present levels for the foreseeable future (in excess of 12 months). Additional cost reduction activities will continue if market conditions do not improve.

We currently expect cash on hand, funds generated from operations (if any) and the availability of borrowings under the new credit facility to be sufficient to cover both short-term and long-term operation requirements.

Operating Activities

Cash provided by operating activities was $8.3 million for the fiscal year ended August 29, 2009 compared to cash used in operating activities of $14.4 million for the fiscal year ended August 30, 2008. Cash provided in Fiscal 2009 was due to significant inventory reductions of $63.7 million and a reduction of deferred tax assets of $37.4 million, partially offset by a $78.8 million net loss and $10.6 million reduction in accounts payable. Cash used in Fiscal 2008 was $31.3 million for the reduction in accounts payable and $9.4 million due to an increase in inventories. The receipt of accounts receivable payments of $21 million helped to partially offset the cash used during Fiscal 2008.

Investing Activities

Cash provided by investing activities was $5.0 million in Fiscal 2009 compared to $56.4 million in Fiscal 2008. Cash provided in Fiscal 2009 was due to ARS redemptions of $8.9 million, partially offset by capital spending of $3.5 million. During Fiscal 2008, we had proceeds of $288.1 million from the sale of short-term investments, partially offset by purchases of $228.1 million. Another use of cash in Fiscal 2008 was $3.7 million for capital spending.

Financing Activities

Cash provided by financing activities for the fiscal year ended August 29, 2009 was $9.1 million on borrowings from our ARS portfolio, partially offset by $3.5 million in cash dividends paid in the first quarter. Primary uses of cash in financing activities for the fiscal year ended August 30, 2008 were $17.8 million for repurchases of outstanding common stock and payments of $14.0 million in dividends.

Anticipated Use of Funds

Estimated uses of our liquid assets for Fiscal 2010 include capital expenditures of approximately $2 million, primarily for manufacturing equipment and facilities.

Contractual Obligations and Commercial Commitments

Our principal contractual obligations and commercial commitments as of August 29, 2009 were as follows:

	Payments Due By Period
(In thousands)	Total	Fiscal 2010	Fiscal 2011-2012	Fiscal 2013-2014	More than 5 Years
Postretirement health care obligations (1)	$35,312	$1,193	$2,951	$3,607	$27,561
Deferred compensation obligations (1)	26,152	2,590	4,751	4,157	14,654
Executive share option obligations (1)	8,444	- - -	558	2,792	5,094
Supplemental executive retirement plan benefit obligations (1)	3,259	247	407	325	2,280
Operating leases (2)	373	158	169	46	- - -
Contracted services	56	56	- - -	- - -	- - -
Unrecognized tax benefits (3)	9,012	- - -	- - -	- - -	- - -
Total contractual cash obligations	$82,608	$4,244	$8,836	$10,927	$49,589

	Expiration By Period
(In thousands)	Total	Fiscal 2010	Fiscal 2011-2012	Fiscal 2013-2014	More than 5 Years
Formal repurchase obligations (3)	$90,599	$65,508	25,091	- - -	- - -

(1)	See Note 9 to the Consolidated Financial Statements.
(2)	See Note 10 to the Consolidated Financial Statements.
(3)	We are not able to reasonably estimate in which future periods these amounts will ultimately be settled.

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

Sales Promotions and Incentives. We accrue for sales promotions and incentive expenses, which are recognized as a reduction to revenues, at the time of sale to the dealer or when the sales incentive is offered to the dealer or retail customer. Examples of sales promotions and incentive programs include dealer and consumer rebates, volume discounts, retail financing programs and dealer sales associate incentives. Sales promotion and incentive expenses are estimated based upon current program parameters, such as unit or retail volume, and historical rates. Actual results may differ from these estimates if market conditions dictate the need to enhance or reduce sales promotion and incentive programs or if the retail customer usage rate varies from historical trends. Historically, sales promotion and incentive expenses have been within our expectations and differences have not been material.

Repurchase Commitments. It is customary practice for companies in the recreation vehicle industry to enter into repurchase agreements with financing institutions that provide financing to their dealers. Our repurchase agreements generally provide that, in the event of a default by a dealer in its obligation to these lenders, we will repurchase vehicles sold to the dealer that have not been resold to retail customers. The terms of these agreements, which can last up to 18 months, provide that our liability will be the lesser of remaining principal owed by the dealer or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our liability cannot exceed 100 percent of the dealer invoice. In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Our risk of loss is reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments.

Based on these repurchase agreements, we establish an associated loss reserve. This loss reserve is disclosed separately in the consolidated balance sheets. Repurchased sales are not recorded as a revenue transaction, but the net difference between the original repurchase price and the resale price are recorded against the loss reserve, which is a deduction from gross revenue. There are two significant assumptions associated with establishing our loss reserve for repurchase commitments: (1) the percentage of dealer inventory that we will be required to repurchase as a result of defaults by the dealer, and (2) the loss that will be incurred, if any, when repurchased inventory is resold. Prior to Fiscal 2009, losses under these agreements were not material. However, the substantial decrease in retail demand for recreation vehicles in the past 12 months and tightened credit standards by lenders has resulted in a significant increase in defaults by our dealers. To the extent that dealers are reducing their inventories, which they have been doing the past 12 months, our overall exposure under repurchase agreements is likewise reduced. The percentage of dealer inventory we estimate we will repurchase is based on historical information, current trends and an analysis of dealer inventory aging for all dealers with inventory subject to this obligation. The estimated loss per repurchased unit was based primarily on recent history because until Fiscal 2009, we were generally able to sell repurchased units for minimal losses. In the first three quarters of Fiscal 2009, we incurred a significant increase in losses associated with repurchases due to the challenging motor home industry conditions. As a result, we have revised our underlying loss reserve estimate assumptions during Fiscal 2009 based on rapidly changing circumstances and significantly increased our repurchase loss reserve. Further discussion of our repurchase commitments and related assumptions is included in Note 10 to the Consolidated Financial Statements.

Warranty. We provide with the purchase of any new motor home, a comprehensive 12-month/15,000-mile warranty on Class A, B and C motor homes and a 3-year/36,000-mile warranty on Class A and C sidewalls and floors. Estimated costs related to product warranty are accrued at the time of sale and are based upon past warranty claims and unit sales history and adjusted as required to reflect actual costs incurred, as information becomes available. A significant increase in dealership labor rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize. We also incur costs as a result of additional service actions not covered by our warranties, including product recalls and customer satisfaction actions. Estimated costs are accrued at the time the service action is implemented and are based upon past claim rate experiences and the estimated cost of the repairs. Further discussion of our warranty costs and associated accruals is included in Note 8 to the Consolidated Financial Statements.

Stock-Based Compensation. Prior to Fiscal 2007, we granted stock options to our key employees and nonemployee directors as part of their compensation. In Fiscal 2007 and 2008, we granted restricted stock awards to key employees and nonemployee directors instead of stock options. No stock options or restricted stock awards were granted in Fiscal 2009.

The amount of stock-based compensation expense incurred and to be incurred in future periods is dependent upon a number of factors, such as the number of options and shares granted, the timing of stock option exercises, age of the recipient and actual forfeiture rates.

The value of the restricted stock is based on the closing price of our common stock on the date of grant. The fair value of each award is amortized on a straight-line basis over the requisite service period or to an employee’s eligible retirement date, if earlier. This amortization method is used because our awards typically vest over three years, beginning one year after date of grant or upon retirement if earlier; thus, options and restricted stock awards are expensed immediately upon grant for retirement-eligible employees. This feature accelerates expense in the period of grant (typically our first fiscal quarter) and creates an uneven pattern of stock-based compensation that results in relatively higher expense in our first fiscal quarter and relatively lower expense in our second through fourth quarters. The impact of this feature is significant since a majority of our awards are made to retirement-eligible employees. Further discussion of our stock-based compensation is included in Note 13 to the Consolidated Financial Statements.

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

Our liability for unrecognized tax benefits contains uncertainties because we are required to make assumptions and apply judgment to estimate the exposure associated with our various filing positions. Our effective tax rate is also affected by changes in tax laws, the level of our earnings or losses and the results of tax audits.

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

Income Taxes. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to the uncertainty of realizing deferred tax assets. SFAS No. 109 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard. In making such assessments, significant weight is to be given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its future outlook. Under that standard, our three-year historical cumulative loss was a significant negative factor. We have evaluated the sustainability of our deferred tax assets on our consolidated balance sheet which includes the assessment of cumulative income or losses over recent prior periods. Based on SFAS No. 109 guidelines, we determined a full valuation allowance was appropriate as of August 29, 2009. We will continue to assess the likelihood that our deferred tax assets will be realizable at each reporting period and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

Postretirement Benefits, Obligations and Costs. We provide certain health care and other benefits for retired employees hired before April 1, 2001, who have fulfilled eligibility requirements at age 55 with 15 years of continuous service. Postretirement benefit liabilities are determined by actuaries using assumptions about the discount rate and health care cost-trend rates. Assumed health care cost trend rates do not have a significant effect on the amounts reported for our health care plan due to the fact that in, Fiscal 2004, caps were placed on the amount we are required to pay for postretirement health care benefits per retiree on an annual basis. However, a significant increase or decrease in interest rates could have a significant impact on our operating results. Further discussion of our postretirement benefit plan and related assumptions is included in Note 9 to the Consolidated Financial Statements.

Other. We have reserves for other loss exposures, such as litigation, product liability, worker’s compensation, employee medical claims, inventory and accounts receivable. Establishing loss reserves for these matters requires the use of estimates and judgment in regards to risk exposure and ultimate liability. We estimate losses under the programs using consistent and appropriate methods; however, changes in assumptions could materially affect our recorded assets or liabilities.

New Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements.

Impact of Inflation

Historically, the impact of inflation on our operations has not been significantly detrimental, as we have usually been able to adjust our prices to reflect the inflationary impact on the cost of manufacturing our product. In recent months, the costs of a number of raw materials and component parts utilized in manufacturing our motor homes have increased. While we have historically been able to pass on these increased costs, in the event we are unable to continue to do so due to market conditions, future increases in manufacturing costs could have a material adverse effect on our results of operations.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We have market risk exposure to our ARS, which is described in further detail in Note 4 to the Consolidated Financial Statements.

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

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

In addition, the Audit Committee of the Board of Directors, consisting solely of independent directors, meets periodically with Management, the internal auditors and the independent registered public accounting firm to review internal accounting controls, audit results and accounting principles and practices and annually selects the independent registered public accounting firm.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of the Company’s annual consolidated financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.

Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of August 29, 2009.

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

October 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Winnebago Industries, Inc.
Forest City, Iowa

We have audited the internal control over financial reporting of Winnebago Industries, Inc. (the “Company”) as of August 29, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 29, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended August 29, 2009, of the Company and our report dated October 27, 2009 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Minneapolis, Minnesota

October 27, 2009

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Shareholders
Winnebago Industries, Inc.
Forest City, Iowa

We have audited the accompanying balance sheets of Winnebago Industries, Inc. (the “Company”) as of August 29, 2009 and August 30, 2008, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended August 29, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at August 29, 2009 and August 30, 2008, and the results of its operations and its cash flows for each of the three years in the period ended August 29, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the financial statements, the Company changed its method of accounting for unrecognized tax benefits to conform to Statement of Financial Accounting Standards Interpretation No. 48 as of August 26, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of August 29, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 27, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Minneapolis, Minnesota

October 27, 2009

Winnebago Industries, Inc.
Consolidated Statements of Income

	Year Ended (1)
(In thousands, except per share data)	August 29, 2009	August 30, 2008	August 25, 2007

Net revenues	$211,519	$604,352	$870,152
Cost of goods sold	242,265	569,580	770,955
Gross (deficit) profit	(30,746)	34,772	99,197

Operating expenses:
Selling	12,616	18,482	19,865
General and administrative	15,298	21,359	24,446
Asset impairment	855	4,686	- - -
Total operating expenses	28,769	44,527	44,311

Operating (loss) income	(59,515)	(9,755)	54,886

Financial income	1,452	4,314	6,523
(Loss) income before income taxes	(58,063)	(5,441)	61,409

Provision (benefit) for taxes	20,703	(8,225)	19,845
Net (loss) income	$(78,766)	$2,784	$41,564

(Loss) income per common share:
Basic	$(2.71)	$0.10	$1.33
Diluted	$(2.71)	$0.10	$1.32

Weighted average common shares outstanding:
Basic	29,040	29,093	31,162
Diluted	29,051	29,144	31,415

(1)   Fiscal year ended August 30, 2008 contained 53 weeks; all other fiscal years contained 52 weeks.

See notes to consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Balance Sheets

(In thousands, except per share data)	August 29, 2009	August 30, 2008
Assets
Current assets:
Cash and cash equivalents	$36,566	$17,851
Short-term investments	13,500	3,100
Receivables, less allowance for doubtful accounts ($185 and $177, respectively)	11,717	9,426
Inventories	46,850	110,596
Prepaid expenses and other assets	3,425	3,715
Income taxes receivable	17,356	6,618
Deferred income taxes	- - -	11,575
Total current assets	129,414	162,881
Property, plant and equipment, net	28,040	40,097
Assets held for sale	6,515	- - -
Long-term investments	19,794	37,538
Investment in life insurance	22,451	22,123
Deferred income taxes	- - -	26,862
Other assets	14,252	15,954
Total assets	$220,466	$305,455

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,370	$15,631
Short-term ARS borrowings	9,100	- - -
Income taxes payable	299	76
Accrued expenses:
Accrued compensation	10,204	10,070
Product warranties	6,408	9,859
Self-insurance	5,356	6,630
Accrued loss on repurchases	1,199	661
Promotional	2,270	2,642
Accrued dividends	- - -	3,489
Other	4,748	5,275
Total current liabilities	49,954	54,333
Total long-term liabilities:
Unrecognized tax benefits	9,012	9,469
Postretirement health care and deferred compensations benefits	69,169	67,729
Total long-term liabilities	78,181	77,198
Contingent liabilities and commitments
Stockholders’ equity:
Capital stock common, par value $0.50; authorized 60,000 shares, issued 51,776 shares	25,888	25,888
Additional paid-in capital	29,726	29,632
Retained earnings	410,428	489,194
Accumulated other comprehensive income	6,540	9,813
Treasury stock, at cost (22,690 and 22,706 shares, respectively)	(380,251)	(380,603)
Total stockholders’ equity	92,331	173,924
Total liabilities and stockholders’ equity	$220,466	$305,455

See notes to consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except per share data)			Additional Paid-In Capital (APIC)	Retained Earnings	Accumulated Other Compre- hensive Income			Total Stock- holders’ Equity
	Common Shares					Treasury Stock
	Number	Amount				Number	Amount
Balance, August 26, 2006	51,776	$25,888	$22,268	$480,446	- - -	(20,633)	$(310,280)	$218,322

Stock option exercises	- - -	- - -	3,312	- - -	- - -	449	6,799	10,111
Issuance of stock to directors	- - -	- - -	241	- - -	- - -	15	219	460
Issuance of restricted stock	- - -	- - -	(1,586)	- - -	- - -	106	1,586	- - -
Stock-based compensation	- - -	- - -	4,411	- - -	- - -	- - -	- - -	4,411
Payments for the purchase of common stock	- - -	- - -	- - -	- - -	- - -	(2,160)	(64,650)	(64,650)
Cash dividends paid and accrued on common stock - $0.42 per share	- - -	- - -	- - -	(12,954)	- - -	- - -	- - -	(12,954)
Adjustments to initially apply new accounting standards, net of $6,474 tax	- - -	- - -	- - -	- - -	11,090	- - -	- - -	11,090
Net income	- - -	- - -	- - -	41,564	- - -	- - -	- - -	41,564
Balance, August 25, 2007	51,776	$25,888	$28,646	$509,056	$11,090	(22,223)	$(366,326)	$208,354

Stock option exercises	- - -	- - -	(159)	- - -	- - -	59	992	833
Utilization of APIC pool due to stock award	- - -	- - -	(268)	- - -	- - -	- - -	- - -	(268)
Issuance of stock to directors	- - -	- - -	60	- - -	- - -	23	383	443
Issuance of restricted stock, net of forfeitures	- - -	- - -	(2,119)	- - -	- - -	128	2,119	- - -
Stock-based compensation	- - -	- - -	3,472	- - -	- - -	- - -	- - -	3,472
Payments for the purchase of common stock	- - -	- - -	- - -	- - -	- - -	(693)	(17,771)	(17,771)
Cash dividends paid and accrued on common stock - $0.48 per share	- - -	- - -	- - -	(13,940)	- - -	- - -	- - -	(13,940)
Adjustments to initially apply accounting standards net of $1,111 tax	- - -	- - -	- - -	(8,706)	- - -	- - -	- - -	(8,706)
Prior service cost and actuarial loss, net of $180 tax	- - -	- - -	- - -	- - -	(53)	- - -	- - -	(53)
Temporary impairment of investments, net of $738 tax	- - -	- - -	- - -	- - -	(1,224)	- - -	- - -	(1,224)
Net income	- - -	- - -	- - -	2,784	- - -	- - -	- - -	2,784
Balance, August 30, 2008	51,776	$25,888	$29,632	$489,194	$9,813	(22,706)	$(380,603)	$173,924

Stock option exercises	- - -	- - -	(7)	- - -	- - -	1	17	10
Utilization of APIC pool due to stock award	- - -	- - -	(411)	- - -	- - -	- - -	- - -	(411)
Issuance of stock to directors	- - -	- - -	(312)	- - -	- - -	31	518	206
Forfeitures of restricted stock	- - -	- - -	20	- - -	- - -	(1)	(20)	- - -
Stock-based compensation	- - -	- - -	804	- - -	- - -	- - -	- - -	804
Payments for the purchase of
common stock	- - -	- - -	- - -	- - -	- - -	(15)	(163)	(163)
Prior service cost and actuarial loss, net of $2,263 tax	- - -	- - -	- - -	- - -	(4,243)	- - -	- - -	(4,243)
Temporary impairment of investments, net of $586 tax	- - -	- - -	- - -	- - -	970	- - -	- - -	970
Net loss	- - -	- - -	- - -	(78,766)	- - -	- - -	- - -	(78,766)
Balance, August 29, 2009	51,776	$25,888	$29,726	$410,428	$6,540	(22,690)	$(380,251)	$92,331

See notes to consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Cash Flows

	Year Ended (1)
(In thousands)	August 29, 2009	August 30, 2008	August 25, 2007

Operating activities:
Net (loss) income	$(78,766)	$2,784	$41,564
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	7,834	9,907	10,495
Asset impairment	855	4,686	- - -
Stock-based compensation	1,010	3,915	4,871
Deferred income taxes including valuation allowance	37,440	3,490	(3,232)
Postretirement benefit income and deferred compensation expense	1,252	1,414	1,539
Provision for doubtful accounts	73	103	187
Loss on disposal of property	75	64	4
Other	132	74	39
Excess tax benefit from stock-based compensation	- - -	(92)	(1,587)
Increase in cash surrender value of life insurance policies	(858)	(759)	(871)
Change in assets and liabilities:
Inventories	63,746	(9,388)	(24,127)
Receivables and prepaid assets	(2,074)	21,022	(8,325)
Income taxes receivable and unrecognized tax benefits	(8,708)	(17,665)	(3,243)
Accounts payable and accrued expenses	(10,567)	(31,301)	11,686
Postretirement and deferred compensation benefits	(3,172)	(2,632)	(1,249)
Net cash provided by (used in) operating activities	8,272	(14,378)	27,751

Investing activities:
Purchases of investments	- - -	(228,069)	(308,149)
Proceeds from the sale or maturity of short-term investments	8,900	288,119	335,449
Purchases of property and equipment	(3,473)	(3,720)	(5,245)
Proceeds from the sale of property	296	298	279
Other	(737)	(255)	(564)
Net cash provided by investing activities	4,986	56,373	21,770

Financing activities:
Payments for purchases of common stock	(163)	(17,771)	(64,650)
Payments of cash dividends	(3,489)	(13,997)	(12,517)
Borrowings on ARS portfolio	9,100	- - -	- - -
Proceeds from issuance of treasury stock	9	643	8,014
Excess tax benefit of stock-based compensation	- - -	92	1,587
Net cash provided by (used in) financing activities	5,457	(31,033)	(67,566)

Net increase (decrease) in cash and cash equivalents	18,715	10,962	(18,045)
Cash and cash equivalents at beginning of year	17,851	6,889	24,934
Cash and cash equivalents at end of year	$36,566	$17,851	$6,889

Supplement cash flow disclosure:
Income taxes paid	$191	$8,487	$26,319

(1)   Fiscal year ended August 30, 2008 contained 53 weeks; all other fiscal years contained 52 weeks.

See notes to consolidated financial statements.

Winnebago Industries, Inc.
Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the parent company and in years prior to Fiscal 2009, subsidiary companies. All material intercompany balances and transactions with subsidiaries have been eliminated.

Fiscal Period
We follow a 52-/53-week fiscal year, ending the last Saturday in August. The financial statements for Fiscal 2009 and 2007 contained 52 weeks; Fiscal 2008 contained 53 weeks.

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

Inventories
Substantially, all inventories are stated at the lower of cost or market, determined on the LIFO basis. Manufacturing cost includes materials, labor and manufacturing overhead. Unallocated overhead and abnormal costs are expensed as incurred.

Property and Equipment
Depreciation of property and equipment is computed using the straight-line method on the cost of the assets, less allowance for salvage value where appropriate, at rates based upon their estimated service lives as follows:

Asset Class	Asset Life
Buildings	10-30 yrs.
Machinery and equipment	3-10 yrs.
Transportation equipment	4-6 yrs.

We review our long-lived depreciable assets for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable from future cash flows. If the carrying value of a long-lived asset is impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. We assess the potential impairment of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We assessed the fair value of certain properties which were idled and are listed for sale (see Note 6). We also reviewed all other long-lived depreciable assets for impairment, noting no additional impairment.

Winnebago Industries, Inc.
Notes to Consolidated Financial Statements

Income Taxes
We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be realized based on future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance or change this allowance in a period, we include an expense or a benefit within the tax provision in our Consolidated Statements of Income.

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

Sales Promotions and Incentives
We accrue for sales promotions and incentive expenses, which are recognized as a reduction to revenues, at the time of sale to the dealer or when the sales incentive is offered to the dealer or retail customer. Examples of sales promotions and incentive programs include dealer and consumer rebates, volume discounts, retail financing programs and dealer sales associate incentives. Sales promotion and incentive expenses are estimated based upon then current program parameters, such as unit or retail volume and historical rates. Actual results may differ from these estimates if market conditions dictate the need to enhance or reduce sales promotion and incentive programs or if the retail customer usage rate varies from historical trends. Historically, sales promotion and incentive expenses have been within our expectations and differences have not been material.

Shipping Revenues and Expenses
Shipping revenues for products shipped are included within sales, while shipping expenses are included within cost of goods sold.

Research and Development
Research and development expenditures are expensed as incurred. A portion of these expenditures qualify for state and federal tax benefits. Development activities generally relate to creating new products and improving or creating variations of existing products to meet new applications. During Fiscal 2009, 2008 and 2007, we spent approximately $3.3 million, $4.1 million and $4.3 million, respectively, on research and development activities.

Income Per Common Share
Basic income per common share is computed by dividing net income by the weighted average common shares outstanding during the period.

Diluted income per common share is computed by dividing net income by the weighted average common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock options. (See Note 15 to the Consolidated Financial Statements.)

Subsequent Events
We evaluated events occurring between the end of our most recent fiscal year and October 27, 2009, the date the financial statements were issued. There were no material subsequent events, except for those described in Note 7.

Winnebago Industries, Inc.
Notes to Consolidated Financial Statements

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

Note 2: Restructuring Costs

On June 11, 2009, we announced the decision to close our Hampton, Iowa fiberglass manufacturing facility. A portion of the production capabilities for fiberglass components will be relocated to our Forest City, Iowa facility with the balance being outsourced. As a result of the Hampton facility closure, we incurred a noncash impairment charge of approximately $855,000. We also recorded severance charges of approximately $100,000 and relocation expenses of approximately $100,000 in Fiscal 2009. The closure is expected to be completed in the first quarter of Fiscal 2010. The severance will be paid out during the first quarter of Fiscal 2010, as well as approximately $300,000 in other costs associated with the idling of the facility. The Hampton facility was listed for sale during the fourth quarter of Fiscal 2009.

During the fourth quarter of Fiscal 2008, we closed our manufacturing facility in Charles City, Iowa which primarily assembled Class C motor homes and moved that production to our Forest City, Iowa campus. As a result of idling this facility, we recorded a noncash asset impairment charge of approximately $4.7 million in Fiscal 2008. Also, as a result of position eliminations in Charles City and other position eliminations within the Company throughout the fiscal year, severance charges of $1.3 million were incurred and paid. The Charles City facility was listed for sale during the fourth quarter of Fiscal 2009.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based

Winnebago Industries, Inc.
Notes to Consolidated Financial Statements

on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table sets forth by level within the fair value hierarchy our financial assets that were accounted for at fair value on a recurring basis at August 29, 2009, according to the valuation techniques we used to determine their fair values:

	Fair Value at	Fair Value Measurements
	August 29,	Using Inputs Considered As
(In thousands)	2009	Level 1	Level 2		Level 3
Assets
Cash and cash equivalents	$36,566	$36,566	$	- - -	$	- - -
Short-term investments (includes Put Rights)	13,500	- - -		- - -		13,500
Long-term investments	19,794	- - -		- - -		19,794
Assets that fund deferred compensation	10,858	10,858		- - -		- - -

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

(In thousands)	August 29, 2009
Balance at beginning of period	$37,538
Net realized loss included in earnings	- - -
Net change included in other comprehensive income	1,556
Sales	(5,800)
Balance at the end of the year	$33,294

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents. The carrying value of cash equivalents approximates fair value as maturities are less than three months. Our cash equivalents are comprised of money market funds traded in an active market with no restrictions and are classified as Level 1.

Short-term and long-term investments. Our debt securities are comprised of ARS and Put Rights (as defined and as described in Note 4). Our short-term and long-term ARS related investments are classified as Level 3 as quoted prices were unavailable due to events described in Note 4. Due to limited market information, we utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value at August 29, 2009. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place and the rate of return required by investors to own such securities given the current liquidity risk associated with ARS.

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

At August 29, 2009, we held $33.7 million (par value) of investments comprised of tax-exempt auction rate securities (ARS), which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through Dutch auctions that are typically held every 7, 28 or 35 days. Prior to February 2008, these securities traded at par and are callable at par at

Winnebago Industries, Inc.
Notes to Consolidated Financial Statements

the option of the issuer. Interest is typically paid at the end of each auction period or semiannually. The vast majority of the ARS we hold are AAA/Aaa rated with most collateralized by student loans guaranteed by the U.S. Government under the Federal Family Education Loan Program.

Since February 2008, most ARS auctions have failed for these securities and there is no assurance that future auctions will succeed and, as a result, our ability to liquidate our investment and fully recover the par value in the near term may be limited or nonexistent. We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default. We have continued to receive interest payments on the ARS in accordance with their terms. We believe we will ultimately be able to liquidate our ARS related investments without significant loss primarily due to the collateral securing the ARS and the legal settlement agreement we have entered into with UBS AG (“UBS”). As noted below, our UBS settlement allows for a portion of our ARS to be redeemed at par as early as June 30, 2010. However, the remaining portfolio could take until final maturity of the ARS (up to 25 years) to realize the par value of our investments. Due to the changes and uncertainty in the ARS market, we believe the recovery period for these investments is likely to be longer than 12 months and as a result, we have classified these investments as long-term as of August 29, 2009. Our short-term ARS investments of $13.5 million relate to the UBS portion of our portfolio including the Put Rights provided to us by the legal settlement described below.

In November 2008, we elected to participate in a rights offering by UBS, one of our brokers, which provide us with rights (the “Put Rights”) to sell to them $13.5 million at par value of our ARS portfolio, purchased through UBS, at any time during a two-year sale period beginning June 30, 2010. By electing to participate in the rights offering, we granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two-year sale period, to purchase or cause the sale of our ARS (the “Call Right”). UBS has stated that it will only exercise the Call Right for the purpose of restructurings, dispositions or other solutions that will provide their clients with par value for their ARS. UBS has agreed to pay their clients the par value of their ARS within one day of settlement of any Call Right transaction. Notwithstanding the Call Right, we are permitted to sell ARS to parties other than UBS, in which case the Put Rights attached to the ARS that are sold would be extinguished. The terms of the legal settlement agreement also allowed us to borrow on a portion of our portfolio at “no net cost” and as a result, we borrowed $9.1 million under this arrangement, which is presented as short-term ARS borrowings on our balance sheet. We have the ability to maintain the “no net cost” loans until the securities are liquidated or they reach the June 2010 put date.

At August 29, 2009, there was insufficient observable ARS market information available to determine the fair value of our ARS investments, including the Put Rights. Therefore, we estimated fair value by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, final stated maturities, estimates on the probability of the issue being called prior to final maturity, impact due to extended periods of maximum auction rates and broker quotes from independent evaluators. Based on this analysis, we recorded a temporary impairment of $406,000 related to our long-term ARS investments of $20.2 million (par value) that were not part of the UBS settlement as of August 29, 2009. These same assumptions were used to estimate the fair value of our UBS ARS portfolio described above, including the Put Rights.

Note 5: Inventories

Inventories consist of the following:

(In thousands)	August 29, 2009	August 30, 2008
Finished goods	$18,709	$41,716
Work-in-process	24,982	31,187
Raw materials	33,505	75,010
	77,196	147,913
LIFO reserve	(30,346)	(37,317)
Total inventories	$46,850	$110,596

The above value of inventories, before reduction for the LIFO reserve, approximates replacement cost at the respective dates. Due to a liquidation of LIFO inventory values as a result of a significant reduction of inventory levels during Fiscal 2009, we recorded a reduction to LIFO reserves of $7.0 million, which is net of inflation.

Winnebago Industries, Inc.
Notes to Consolidated Financial Statements

Note 6: Property, Plant and Equipment and Assets Held for Sale

Property, plant and equipment is stated at cost, net of accumulated depreciation and consists of the following:

(In thousands)	August 29, 2009	August 30, 2008
Land	$772	$934
Buildings	49,220	55,977
Machinery and equipment	92,625	97,002
Transportation	3,457	9,455
	146,074	163,368
Less accumulated depreciation	(118,034)	(123,271)
Total property, plant and equipment, net	$28,040	$40,097

Assets held for sale consists of the following:

(In thousands)	August 29, 2009
Airplane, net	$2,276
Manufacturing facilities, net (1)	4,239
Total assets held for sale	$6,515

(1)	Manufacturing facilities consist of an idled manufacturing facility in Charles City, Iowa and a fiberglass manufacturing facility in Hampton, Iowa.

We recorded an impairment of $855,000 for the Hampton facility in the fourth quarter of Fiscal 2009 and an impairment of $4.7 million for the Charles City manufacturing facility in the fourth quarter of Fiscal 2008.

Note 7: Credit Facilities

On September 17, 2008, we entered into a two-year $25.0 million credit and security agreement with Wells Fargo Bank, National Association. No borrowings were made during Fiscal 2009 under this agreement. As of August 29, 2009, our net equity of $92.3 million was not in compliance with the minimum tangible net worth financial covenant of this agreement. On October 13, 2009, we terminated this agreement in accordance with its terms in order to enter into a new credit facility that would provide more financial flexibility over a longer period of time.

On October 13, 2009, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Burdale Capital Finance, Inc., as Agent. The Loan Agreement provides for an initial $20.0 million revolving credit facility, based on the Company’s eligible accounts receivable and eligible inventory, expiring on October 13, 2012, unless terminated earlier in accordance with its terms. The Loan Agreement contains no financial covenant restrictions for borrowings up to $12.5 million; provided that borrowings cannot exceed the Asset Coverage Amount (as defined in the Loan Agreement) divided by 2.25. The Loan Agreement also includes a framework to expand the size of the facility up to $50.0 million, based on mutually agreeable covenants to be determined at the time of expansion. Interest on loans made under the credit facility will be based on the greater of LIBOR or 2.0 percent plus a margin of 4.0 percent or the greater of prime rate or 4.25 percent plus a margin of 3.0 percent. No borrowings have been made under the Loan Agreement through October 27, 2009. The Company intends to use any loan proceeds from the Loan Agreement for working capital and for other general corporate purposes, if needed.

The Loan Agreement contains typical affirmative representations and covenants for a credit agreement of this size and nature. The Loan Agreement requires us to comply with certain financial covenants if we borrow more than $12.5 million, including minimum EBITDA and minimum liquidity as defined in the agreement and limitations on capital expenditures. Additionally, the Loan Agreement contains negative covenants limiting our ability, among other things, to incur debt, grant liens, make acquisitions, make certain investments, pay certain dividends and distributions (including stock repurchases), engage in mergers, consolidations or acquisitions and sell certain assets. Our obligations under the Loan Agreement are secured by a security interest in all of our accounts and other receivables, chattel paper, documents, deposit accounts, instruments, equipment, inventory, investment property, leasehold interest, cash and cash equivalents, letter-of-credit rights, most real property and fixtures and certain other business assets.

Winnebago Industries, Inc.
Notes to Consolidated Financial Statements

Note 8: Warranty

We provide our motor home customers a comprehensive 12-month/15,000-mile warranty on our Class A, B and C motor homes, and a 3-year/36,000-mile structural warranty on Class A and C sidewalls and floors. We have also incurred costs for certain warranty-type expenses which occurred after the normal warranty period. We have voluntarily agreed to pay such costs to help protect the reputation of our products and the goodwill of our customers. We record our warranty liabilities based on our estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. We also incur costs as a result of additional service actions not covered by our warranties, including product recalls and customer satisfaction actions.

Changes in our product warranty liability during Fiscal 2009 and Fiscal 2008 are as follows:

(In thousands)	August 29, 2009	August 30, 2008
Balance at beginning of year	$9,859	$11,259
Provision	3,843	10,967
Claims paid	(7,294)	(12,367)
Balance at end of year	$6,408	$9,859

Note 9: Employee and Retiree Benefits

Postretirement health care and deferred compensation benefits are as follows:

(In thousands)	August 29, 2009	August 30, 2008
Postretirement health care benefit cost	$35,312	$30,827
Non-qualified deferred compensation	26,092	26,583
Executive share option plan liability	8,444	10,999
SERP benefit liability	3,259	2,953
Executive deferred compensation	59	55
Total postretirement health care and deferred compensation benefits	73,166	71,417
Less current portion	(3,997)	(3,688)
Long-term postretirement health care and deferred compensation benefits	$69,169	$67,729

Postretirement Health Care Benefits
We provide certain health care and other benefits for retired employees hired before April 1, 2001, who have fulfilled eligibility requirements at age 55 with 15 years of continuous service. Retirees are required to pay a monthly premium for medical coverage based on years of service and current age at retirement. Our postretirement health care plan currently is not funded. We use a September 1 measurement date for this plan.

We adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement Nos. 87, 88, 106, and 132(R) at the end of Fiscal 2007. SFAS No. 158 requires that the full benefit obligation be included on the balance sheet. Prior service credit and actuarial gains and losses are included in accumulated other comprehensive income and reclassified into net income in future periods. The adoption resulted in a decrease in total assets of $6.4 million, a decrease in total liabilities of $17.6 million and an increase in total stockholders’ equity of $11.1 million, net of tax. The adoption of this standard had no impact on our consolidated results of operations.

The following tables present reconciliations of the benefit obligation and the funded status of the plan:

(In thousands)	August 29, 2009	August 30, 2008
Change in benefit obligation:
Accumulated benefit obligation at beginning of year	$30,827	$32,560
Interest cost	2,119	2,003
Service cost	590	734
Net benefits paid	(829)	(1,046)
Actuarial loss (gain)	2,605	(3,424)
Benefit obligation at end of year	$35,312	$30,827

Winnebago Industries, Inc.
Notes to Consolidated Financial Statements

The discount rate used in determining the accumulated postretirement benefit obligation was 5.7 percent at August 29, 2009 and 7.0 percent at August 30, 2008. In Fiscal 2009, the decrease in the discount rate resulted in an increase to the benefit obligation, presented as an actuarial loss in the table above. The average assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligations as of August 29, 2009 was 8.5 percent, decreasing each successive year until it reaches 4.5 percent in 2018, after which it remains constant.

Net periodic postretirement benefit income for the past three fiscal years consisted of the following components:

(In thousands)	August 29, 2009	August 30, 2008	August 25, 2007
Interest cost	$2,119	$2,003	$1,888
Service cost	590	734	809
Net amortization and deferral	(3,498)	(3,298)	(3,187)
Net periodic postretirement benefit income	$(789)	$(561)	$(490)

Amounts not yet recognized in net periodic benefit cost and included in accumulated other comprehensive income (before taxes) are as follows:

(In thousands)	August 29, 2009	August 30, 2008
Prior service credit	$(26,200)	$(30,399)
Net actuarial loss	14,613	12,709
Accumulated other comprehensive income	$(11,587)	$(17,690)

The estimated actuarial net loss and prior service credit that will be amortized from accumulated other comprehensive income as a reduction to net periodic benefit cost in Fiscal 2010 will be $3.3 million.

Expected future benefit payments for postretirement health care for the next ten years are as follows:

(In thousands)
Year Ended	Amount
2010	$1,193
2011	1,393
2012	1,558
2013	1,714
2014	1,893
2015-2019	11,814
$19,565

The expected benefits have been estimated based on the same assumptions used to measure our benefit obligation as of August 29, 2009 and include benefits attached to estimated current employees’ future services.

Deferred Compensation Benefits

Non-Qualified Deferred Compensation Program (1981)
We have a Non-Qualified Deferred Compensation Program which permitted key employees to annually elect to defer a portion of their compensation until their retirement. The plan has been closed to any additional deferrals since January 2001. The retirement benefit to be provided is based upon the amount of compensation deferred and the age of the individual at the time of the contracted deferral. An individual generally vests at the later of age 55 and five years of service since the deferral was made. For deferrals prior to December 1992, vesting occurs at the later of age 55 and five years of service from first deferral or 20 years of service. Deferred compensation expense was $1.9 million, $1.8 million and $1.8 million in Fiscal 2009, 2008 and 2007, respectively. Total deferred compensation liabilities were $26.1million and $26.6 million at August 29, 2009 and August 30, 2008, respectively.

Supplemental Executive Retirement Plan (SERP) (Formerly Split Dollar Life Insurance)
The primary purpose of this plan was to provide the Company’s officers and managers with supplemental retirement income for a period of 15 years after retirement. We have not offered this plan on a continuing basis to members of management since 1998. The plan was funded with individual whole life insurance policies owned by the named insured officer or manager. We initially paid the life insurance premiums on the life of the individual and the individual would receive life insurance and supplemental cash payment during the 15 years following retirement. In October 2008, the plan was amended as a result of changes in the tax and accounting regulations and rising administrative costs. Under the redesigned SERP, the

Winnebago Industries, Inc.
Notes to Consolidated Financial Statements

underlying life insurance policies previously owned by the insured individual became company-owned life insurance (COLI) by a release of all interests by the participant and assignment to us as a prerequisite to participation in the SERP and transition from the Split Dollar Program. Total SERP liabilities were $3.3 million and $3.0 million at August 29, 2009 and August 30, 2008, respectively. This program remains closed to new employee participation.

To assist in funding the deferred compensation and SERP liabilities, we have invested in COLI policies. The cash surrender value of these policies is presented as investment in life insurance in the accompanying consolidated balance sheets and consist of the following:

(In thousands)	August 29, 2009	August 30, 2008
Cash value	$49,907	$40,495
Borrowings	(27,456)	(24,159)
Cash surrender value	22,451	16,336
Split dollar life insurance	- - -	5,787
Total investment in life insurance	$22,451	$22,123

Non-Qualified Share Option Program (2001)
The Non-Qualified Share Option Program permitted participants in the Executive Share Option Plan (the “Executive Plan”) to choose to exchange a portion of their salary or other eligible compensation for options on selected securities, primarily equity-based mutual funds. These assets are treated as trading securities and are recorded at fair value. The Executive Plan has been closed to any additional deferrals since January 2005. Total Executive Plan assets are included in other assets in the accompanying consolidated balance sheets. Such assets on August 29, 2009 and August 30, 2008 were $10.9 million and $13.5 million, respectively, and the liabilities were $8.4 million and $11.0 million, respectively. The difference between the asset and liability balances represents the additional 25 percent we contributed at the time of the initial deferrals to aid in potential additional earnings to the participant. This contribution is required to be paid back to us when the option is exercised. A participant may exercise his or her options per the plan document, but there is a requirement that after these dollars have been invested for fifteen years the participant is required to exercise such option.

Executive Deferred Compensation Plan (2007)
In December 2006, we adopted the Winnebago Industries, Inc. Executive Deferred Compensation Plan (the “Executive Deferred Compensation Plan”). Under the Executive Deferred Compensation Plan, corporate officers and certain key employees may annually choose to defer up to 50 percent of their salary and up to 100 percent of their cash incentive awards. The assets are presented as other assets and the liabilities are presented as postretirement health care and deferred compensation benefits in the accompanying consolidated balance sheets. Such assets on August 29, 2009 and August 30, 2008 were $59,000 and $55,000, respectively, and liabilities were $59,000 and $55,000, respectively.

Profit Sharing Plan
We have a qualified profit sharing and contributory 401(k) plan for eligible employees. The plan provides quarterly discretionary cash contributions as approved by our Board of Directors. Contributions to the plan for Fiscal 2009, 2008 and 2007 were $859,000, $2.3 million and $2.5 million, respectively.

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

Our repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which can last up to 18 months, provide that our liability will be the lesser of remaining principal owed by the dealer or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our liability cannot exceed 100 percent of the dealer invoice. Our contingent liability on these repurchase agreements was approximately $90.6 million and $199.7 million at August 29, 2009 and August 30, 2008, respectively.

In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern

Winnebago Industries, Inc.
Notes to Consolidated Financial Statements

voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of motor vehicles to repurchase current inventory if a dealership exits the business. Incremental repurchase exposure beyond existing repurchase agreements, related to dealer inventory in states that we have had historical experience of repurchasing inventory, totaled $3.1 million at August 29, 2009.

Based on the repurchase exposure as previously described, we established an associated loss reserve. Accrued loss on repurchases were $1.2 million as of August 29, 2009 and $661,000 as of August 30, 2008. A summary of the activity for the fiscal years stated for repurchased units is as follows:

(Dollars in thousands)	Fiscal 2009	Fiscal 2008	Fiscal 2007
Inventory repurchased
Units	136	36	48
Dollars	$12,664	$3,021	$3,735
Inventory resold
Units	142	29	48
Cash collected	$11,283	$2,185	$3,618
Loss recognized	$1,984	$162	$117

Self-Insured Product Liability
We have an insurance policy covering product liability claims, however, we self-insure for a portion of product liability claims. Self-insurance retention liability varies annually based on market conditions and for at least the last five fiscal years was at $2.5 million per occurrence and $6.0 million in aggregate per policy year. In the event that the annual aggregate of the self-insured retention is exhausted by payment of claims and defense expenses, a deductible of $1.0 million, excluding defense expenses, is applicable to each claim covered under this policy. Our product liability accrual is included within accrued self-insurance on our consolidated balance sheet along with other types of self-insured liabilities, such as workers’ compensation and employee medical claims.

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

Lease Commitments
We lease certain facilities and equipment under operating leases. Lease expense was $263,000 for Fiscal 2009, $294,000 for Fiscal 2008 and $281,000 for Fiscal 2007. Minimum future lease commitments under noncancelable lease agreements in excess of one year as of August 29, 2009 are as follows:

(In thousands)
Year Ended	Amount
2010	$158
2011	138
2012	31
2013	31
2014	15
Total	$373

Winnebago Industries, Inc.
Notes to Consolidated Financial Statements

Note 11: Income Taxes

The components of the provision (benefit) for income taxes are as follows:

	Year Ended
(In thousands)	August 29, 2009	August 30, 2008	August 25, 2007
Current
Federal	$(17,882)	$(2,132)	$21,427
State	(1,049)	(4,212)	1,650
Total current (benefit) provision	(18,931)	(6,344)	23,077
Deferred
Federal	34,559	(1,630)	(2,799)
State	5,075	(251)	(433)
Total deferred provision (benefit)	39,634	(1,881)	(3,232)
Total provision (benefit)	$20,703	$(8,225)	$19,845

The following is a reconciliation of the U.S. statutory income tax rate to our effective tax rate:

	Year Ended
(Stated as a percentage)	August 29, 2009	August 30, 2008	August 25, 2007
U.S. federal statutory rate	(35.0)%	(35.0)%	35.0%
Tax-free and dividend income	(2.0)	(69.6)	(2.9)
Domestic production activities credit	- - -	- - -	(1.1)
State taxes, net of federal benefit	(2.5)	1.3	1.5
Incentive stock options	- - -	2.1	0.3
Provision for uncertain tax positions	- - -	24.1	- - -
Settlement of uncertain tax positions	(0.9)	(76.3)	- - -
Other	(1.5)	(3.8)	(0.5)
Valuation allowance	77.5	6.0	- - -
Effective tax provision (benefit) rate	35.6%	(151.2)%	32.3%

Significant items comprising our net deferred tax assets are as follows:

	August 29, 2009						August 30, 2008
(In thousands)	Assets		Liabilities		Total		Assets	Liabilities		Total
Current
Warranty reserves		$2,393	$	- - -		$2,393	$3,661	$	- - -	$3,661
Self-insurance reserve		1,752		- - -		1,752	2,068		- - -	2,068
Accrued vacation		1,842		- - -		1,842	1,817		- - -	1,817
Miscellaneous reserves		4,087		(1,147)		2,940	3,999		(1,039)	2,960
Carry forward tax credits		- - -		- - -		- - -	1,394		- - -	1,394
Total current		10,074		(1,147)		8,927	12,939		(1,039)	11,900
Noncurrent
Deferred compensation		14,439		- - -		14,439	15,665		- - -	15,665
Postretirement health care benefits		12,940		- - -		12,940	11,560		- - -	11,560
Unrecognized tax benefit		2,249		- - -		2,249	2,493		- - -	2,493
Tax credits and net operating loss (NOL) carryforwards		8,370		- - -		8,370	39		- - -	39
Depreciation		- - -		(2,766)		(2,766)	- - -		(3,631)	(3,631)
Other		1,142		- - -		1,142	736		- - -	736
Total noncurrent		39,140		(2,766)		36,374	30,493		(3,631)	26,862
Total gross deferred tax assets		49,214		(3,913)		45,301	43,432		(4,670)	38,762
Valuation allowance		(49,214)		3,913		(45,301)	(325)		- - -	(325)
Total deferred tax assets	$	- - -	$	- - -	$	- - -	$43,107		$(4,670)	$38,437

Winnebago Industries, Inc.
Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At August 29, 2009, our deferred tax assets included $3.1 million of unused tax credits, of which $1.2 million can be carried forward indefinitely, $500,000 can be carried forward 20 years and $1.4 million will expire in 2014. In addition, at August 29, 2009, our deferred tax assets also included $5.3 million of NOL carryforwards, $4.0 million of which is Federal NOLs that can be carried forward 20 years, and state NOLs in the amount of $1.3 million that will begin to expire in 2013, if not otherwise used by us. A valuation allowance of $45.3 million has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the deferred tax assets.

On August 26, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, among other items. In addition, FIN 48 provides guidance on classification of tax liabilities, interest and penalties, accounting interim periods, disclosure and transition with respect to the application of the new accounting standard. As a result of adoption in the first quarter of Fiscal 2008, we recognized a cumulative effect adjustment of $8.5 million as a reduction to the balance of retained earnings, an increase of $7.1 million in deferred tax assets, and an increase of $15.6 million in tax liabilities. The amount of unrecognized tax benefits totaled $21.8 million, of which $8.3 million was accrued for interest and penalties. It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits into tax expense.

Changes in the unrecognized tax benefits are as follows:

(In thousands)	2009	2008
Unrecognized tax benefits - opening balance	$(9,469)	$(21,807)
Gross increases - tax positions in a prior period	(57)	(979)
Gross decreases - tax positions in a prior period	677	7,218 (1)
Gross increases - current period tax positions	(163)	(1,862)
Settlements	- - -	7,961 (1)
Unrecognized tax benefits - ending balance	$(9,012)	$(9,469)

(1)

During Fiscal 2008, there were favorable settlements of uncertain tax positions with various taxing jurisdictions. The original unrecognized tax benefit associated with these positions was $14.6 million, of which $8.0 million was paid in cash and is included in “Settlements.” The $6.6 million balance of this reserve, inclusive of related deferred taxes, is included in “Gross decreases-tax positions in a prior period.”

If the remaining uncertain positions are ultimately resolved, approximately $5.5 million could have a positive impact on our effective tax rate. Currently, $2.9 million is accrued for interest and penalties.

We file tax returns in the U.S. federal jurisdiction, as well as various international and state jurisdictions. Our federal income tax returns for Fiscal 2006 through Fiscal 2008 are currently under examination by the IRS. An estimate of the range of possible changes that may result from the examination cannot be made at this time. Although certain years are no longer subject to examinations by the IRS and various state taxing authorities, NOL carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities if they either have been or will be used in a future period. A number of years may elapse before an uncertain tax position is audited and finally resolved, and it is often very difficult to predict the outcome of such audits. Periodically, various state and local jurisdictions conduct audits, therefore, a variety of other years are subject to state and local jurisdiction review.

We do not believe within the next twelve months there will be a significant change in the total amount of unrecognized tax benefits as of August 29, 2009.

Winnebago Industries, Inc.
Notes to Consolidated Financial Statements

Note 12: Financial Income and Expense

The following is a reconciliation of financial income:

	Year Ended (1)
(In thousands)	August 29, 2009	August 30, 2008	August 25, 2007
Interest income from investments and receivables	$1,440	$4,091	$2,895
Dividend income	- - -	231	3,634
Gain (loss) on foreign currency transactions	12	(8)	(6)
Total financial income	$1,452	$4,314	$6,523

(1)	Fiscal year ended August 30, 2008 contained 53 weeks; all other fiscal years contained 52 weeks.

Note 13: Stock-Based Compensation Plans

We have a 2004 Incentive Compensation Plan, as amended (the “Plan”), in place which allows us to grant stock options and other equity compensation to key employees and to non-employee directors. Prior to Fiscal 2007, stock-based compensation generally consisted only of stock options. In Fiscal 2007 and Fiscal 2008, we granted restricted stock awards to key employees and directors instead of stock options. No stock options or restricted stock awards were granted in Fiscal 2009. The value of the restricted stock awards is based on the number of shares granted and the closing price of our common stock on the date of grant. The grant price of an option under the Plan was determined by the mean of the high and low prices of our common stock on the date of grant. Stock options are granted at the closing market price on the date of grant. The term of any options granted under the Plan may not exceed ten years from the date of the grant. Options and awards issued to key employees generally vest over a three-year period in equal annual installment, beginning one year after the date of grant, with immediate vesting upon retirement or upon a change of control (as defined in the Plan), if earlier. Historically, options issued to directors vested six months after grant. No more than 4,000,000 shares of common stock may be issued under the Plan and no more than 2,000,000 of those shares may be used for awards other than stock options or stock appreciation rights. Shares subject to awards that are forfeited, terminated, expire unexercised, settled in cash, exchanged for other awards, tendered to satisfy the purchase price of an award, withheld to satisfy tax obligations or otherwise lapse again become available for awards.

The Plan replaced the 1997 Stock Option Plan. Any stock options previously granted under the 1997 Stock Option Plan shall continue to be exercisable in accordance with their original terms and conditions.

Stock Options
Total stock option expense included in our statements of income for the fiscal years ended August 29, 2009, August 30, 2008 and August 25, 2007, was $33,000, $401,000 and $1.7 million, respectively.

A summary of stock option activity for Fiscal 2009, 2008 and 2007 is as follows:

	2009			2008			2007
	Shares	Price per Share	Wtd. Avg. Exercise Price/Share	Shares	Price per Share	Wtd. Avg. Exercise Price/Share	Shares	Price per Share	Wtd. Avg. Exercise Price/Share
Outstanding at beginning of year	1,044,899	$7 - $36	$27.10	1,137,975	$5 - $36	$26.32	1,591,676	$4 - $36	$23.93
Options granted	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -
Options exercised	(1,000)	9	9.25	(59,201)	5 - 27	10.86	(449,690)	4 - 32	17.82
Options canceled	(33,675)	7 - 32	21.29	(33,875)	26 - 32	29.25	(4,011)	31	31.48
Outstanding at end of year	1,010,224	$9 - $36	$27.31	1,044,899	$7 - $36	$27.10	1,137,975	$5 - $36	$26.32
Exercisable at end of year	1,010,224	$9 - $36	$27.31	971,540	$7 - $36	$27.09	859,242	$5 - $36	$25.57

Winnebago Industries, Inc.
Notes to Consolidated Financial Statements

The weighted average remaining contractual life for options outstanding and exercisable at August 29, 2009 was 4.51 years. The aggregate intrinsic value of options outstanding and exercisable at August 29, 2009 was $109,000. Other values related to options are as follows:

(In thousands)	2009	2008	2007
Aggregate intrinsic value of options exercised (1)	$2	$497	$6,934
Net cash proceeds from the exercise of stock options	9	643	8,014
Actual income tax benefit realized from stock option exercises	1	190	2,396

(1)	The amount by which the closing price of our stock on the date of exercise exceeded the exercise price.

Stock Awards
Total restricted stock award expense included in our statements of income for the fiscal years ended August 29, 2009 and August 30, 2008 was $978,000 and $3.5 million, respectively.

Employee Stock Awards
A summary of employee stock award activity for Fiscal 2009 and 2008 is as follows:

	2009		2008
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of year	138,112	$30.36	89,850	$34.36
Granted	- - -	- - -	129,200	26.61
Vested	(54,672)	30.95	(79,938)	28.79
Cancelled	(1,200)	30.26	(1,000)	30.67
End of year	82,240	$29.97	138,112	$30.36

The aggregate intrinsic value of employee awards outstanding at August 29, 2009 was $956,000.

As of August 29, 2009, there was $413,000 of unrecognized compensation expense related to restricted stock awards that is expected to be recognized over a weighted average period of ten months. The aggregate intrinsic value and total fair value of awards vested during Fiscal 2009 was $595,000 and $1.7 million, respectively.

Director’s Awards

As of August 29, 2009, there were 15,000 shares of restricted stock that had been awarded to our non-employee directors, which had an aggregate intrinsic value of $174,000. There were no restricted stock awards granted during Fiscal 2009. These awards vest immediately, but the directors are restricted from selling this stock until their retirement from the Board of Directors.

Non-employee directors may elect to receive all or part of their annual retainer and board fees in the form of Winnebago Industries stock units credited in the form of shares of our common stock instead of cash. These shares are also restricted from being sold until the individual retires from the Board. The aggregate intrinsic value of these awards as of August 29, 2009 was $1.0 million with 87,881 shares outstanding.

A summary of the stock units activity under the exchange arrangement for the past three fiscal years is as follows:

	2009	2008	2007
Shares issued to trust	30,927	12,527	7,524
Related expense	$206,000	$211,000	$239,000

Winnebago Industries, Inc.
Notes to Consolidated Financial Statements

Note 14: Net Revenues Classifications

Net revenue by product class:

	Year Ended (1)
(In thousands)	August 29, 2009%		August 30, 2008%		August 25, 2007	%
Motor homes	$178,619	84.5	$555,671	91.9	$815,895	93.8
Motor home parts and services	12,559	5.9	16,923	2.8	16,413	1.9
Other manufactured products	20,341	9.6	31,758	5.3	37,844	4.3
Total net revenues	$211,519	100.0	$604,352	100.0	$870,152	100.0

(1)	Fiscal year ended August 30, 2008 contained 53 weeks; all other fiscal years contained 52 weeks.

Net revenue by geographic area:

	Year Ended (1)
(In thousands)	August 29, 2009%		August 30, 2008%		August 25, 2007	%
United States	$199,579	94.4	$560,602	92.8	$823,287	94.6
International	11,940	5.6	43,750	7.2	46,865	5.4
Total net revenues	$211,519	100.0	$604,352	100.0	$870,152	100.0

(1)	Fiscal year ended August 30, 2008 contained 53 weeks; all other fiscal years contained 52 weeks.

Note 15: Income Per Share

The following table reflects the calculation of basic and diluted income per share for the past three fiscal years:

	Year Ended (1)
(In thousands, except per share data)	August 29, 2009	August 30, 2008	August 25, 2007
Income per share - basic
Net (loss) income	$(78,766)	$2,784	$41,564
Weighted average shares outstanding	29,040	29,093	31,162
Net (loss) income per share - basic	$(2.71)	$0.10	$1.33

Income per share - assuming dilution
Net (loss) income	$(78,766)	$2,784	$41,564
Weighted average shares outstanding	29,040	29,093	31,162
Dilutive impact of awards and options outstanding	11	51	253
Weighted average shares and potential dilutive shares outstanding	29,051	29,144	31,415
Net (loss) income per share - assuming dilution	$(2.71)	$0.10	$1.32

(1)	Fiscal year ended August 30, 2008 contained 53 weeks; all other fiscal years contained 52 weeks.

For the fiscal years ended August 29, 2009, August 30, 2008 and August 25, 2007, there were options outstanding to purchase 1,010,224 shares, 881,591 shares and 273,555 shares, respectively, of common stock at an average price of $27.31, $29.36 and $32.82, respectively, which were not included in the computation of diluted income per share because they are considered anti-dilutive under the treasury stock method per SFAS No. 128, Earnings Per Share (as amended).

Note 16: Preferred Stock and Shareholders Rights Plan

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

Winnebago Industries, Inc.
Notes to Consolidated Financial Statements

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

Note 17: Interim Financial Information (Unaudited)

Fiscal 2009	Quarter Ended
(In thousands, except per share data)	November 29, 2008	February 28, 2009	May 30, 2009	August 29, 2009
Net revenues	$69,398	$31,808	$50,848	$59,465
Gross deficit	(8,894)	(11,792)	(8,285)	(1,775)
Operating loss	(16,890)	(18,611)	(14,782)	(9,232)
Net loss	$(9,596)	$(10,381)	$(8,553)	$(50,236)
Net loss per share (basic)	$(0.33)	$(0.36)	$(0.29)	$(1.73)
Net loss per share (diluted)	$(0.33)	$(0.36)	$(0.29)	$(1.73)

Fiscal 2008	Quarter Ended
(In thousands, except per share data)	December 1, 2007 (1)	March 1, 2008	May 31, 2008	August 30, 2008
Net revenues	$215,142	$164,203	$139,736	$85,271
Gross profit (deficit)	25,640	12,169	2,624	(5,661)
Operating income (loss)	13,584	2,454	(6,903)	(18,890)
Net income (loss)	$9,962	$2,517	$3,000	$(12,695)
Net income (loss) per share (basic)	$0.34	$0.09	$0.10	$(0.44)
Net income (loss) per share (diluted)	$0.34	$0.09	$0.10	$(0.44)

(1)	Quarter ended December 1, 2007 contained 14 weeks.

Winnebago Industries, Inc.
Notes to Consolidated Financial Statements

Note 18: Comprehensive Income

Comprehensive income, net of tax, consists of:

	Year Ended (1)
(In thousands)	August 29, 2009	August 30, 2008	August 25, 2007
Net (loss) income	$(78,766)	$2,784	$41,564
Temporary impairment of investments	970	(1,224)	- - -
Amortization of actuarial (loss) gain	(1,550)	2,858	- - -
Amortization of prior service credit	(2,693)	(2,911)	- - -
Comprehensive (loss) income	$(82,039)	$1,507	$41,564

(1)	Year ended August 30, 2008 contained 53 weeks; all other fiscal years contained 52 weeks.

Components of accumulated other comprehensive income, net of tax, were:

	As Of
(In thousands)	August 29, 2009	August 30, 2008
Impairment of investments	$(254)	$(1,224)
Actuarial loss	(9,479)	(7,929)
Prior service benefit	16,273	18,966
Total	$6,540	$9,813

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s disclosure control objectives.

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Annual Report (the “Evaluation Date”). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

Evaluation of Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting as of August 29, 2009 is included within Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference. The report of Deloitte & Touche LLP on the effectiveness of internal control over financial reporting is included within Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Reference is made to the table entitled “Executive Officers of the Registrant” in Part I of this report and to the information included under the captions “Election of Directors” and “Board of Directors, Committees of the Board and Corporate Governance” in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 15, 2009, which information is incorporated by reference herein.

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10 percent of our common stock (collectively “Reporting Persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC) and the New York Stock Exchange. Reporting Persons are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received or written representations from certain Reporting Persons that no Forms 5 were required for those persons, the Company believes that, during Fiscal 2009, all Reporting Persons complied with all applicable filing requirements, except that due to administrative oversight, delinquent Form 4 filings for Ms. Nielsen and Messrs. Gossett, Martin, Olson and Potts were made on November 14, 2008 regarding the exercise of an option to have a portion of restricted stock vesting on October 13, 2008 withheld by the Company to cover a tax obligation relating thereto for the stated executive officers.

We have adopted a written code of ethics, the “Code of Ethics for CEO and Senior Financial Officers” (the “Code”) which is applicable to our Chief Executive Officer, Chief Financial Officer, Controller and Treasurer (collectively, the “Senior Officers”). In accordance with the rules and regulations of the SEC, a copy of the Code has been filed as an exhibit to this Form 10-K and is posted on our Web Site.

We intend to disclose any changes in or waivers from the Code applicable to any Senior Officer on our Web Site at http://www.winnebagoind.com or by filing a Form 8-K.

ITEM 11. Executive Compensation

Reference is made to the information included under the captions “Director Compensation” and “Executive Compensation” in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 15, 2009, which information is incorporated by reference herein.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the table entitled “Equity Compensation Plan Information” in Part II of this report and to the share ownership information included under the caption “Voting Securities and Principal Holders Thereof” in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 15, 2009, which information is incorporated by reference herein.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

Reference is made to the information included under the caption “Board of Directors, Committees of the Board and Corporate Governance” in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 15, 2009, which information is incorporated by reference herein.

ITEM 14. Principal Accounting Fees and Services

Reference is made to the information included under the caption “Independent Registered Public Accountants Fees and Services” in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 15, 2009, which information is incorporated by reference herein.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)	1.	Our consolidated financial statements are included in Item 8 and an index to financial statements appears on page 25 of this report.

	2.	Consolidated Financial Statement Schedules
		Winnebago Industries, Inc. and Subsidiaries

All schedules are omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto.

	3.	Exhibits

		See Exhibit Index on page 54.

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

Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (the “Act”) may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.

By	/s/ Robert J. Olson
Robert J. Olson

Chairman of the Board, Chief Executive
Officer, President and Director
(Principal Executive Officer)

Date: October 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on, October 27, 2009, by the following persons on behalf of the Registrant and in the capacities indicated.

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

4a.

Credit and Security Agreement between Wells Fargo Bank, National Association and Winnebago Industries, Inc. dated September 17, 2008 previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 30, 2008 (Commission File Number 001-06403) and incorporated by reference herein.

4b.	Loan and Security Agreement between Burdale Capital Finance, Inc. and Winnebago Industries, Inc. dated October 13, 2009.

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

Exhibit Index
Page Two

10h.	Amended and Restated Executive Change of Control Agreement dated December 17, 2008 between Winnebago Industries, Inc. and Raymond M. Beebe.*

10i.	Amended and Restated Executive Change of Control Agreement dated December 17, 2008 between Winnebago Industries, Inc. and Robert L. Gossett.*

10j.	Amended and Restated Executive Change of Control Agreement dated December 17, 2008 between Winnebago Industries, Inc. and Robert J. Olson.*

10k.	Amended and Restated Executive Change of Control Agreement dated December 17, 2008 between Winnebago Industries, Inc. and William J. O’Leary.*

10l.	Amended and Restated Executive Change of Control Agreement dated December 17, 2008 between Winnebago Industries, Inc. and Sarah N. Nielsen.*

10m.	Amended and Restated Executive Change of Control Agreement dated December 17, 2008 between Winnebago Industries, Inc. and Roger W. Martin.*

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

Winnebago Industries, Inc. Officers’ Long-Term Incentive Plan, fiscal three-year period 2010, 2011 and 2012 previously filed with the Registrant’s Current Report on Form 8-K dated June 24, 2009 (Commission File Number 001-06403) and incorporated by reference herein.*

10q.

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

10s.	Amended and Restated Executive Change of Control Agreement dated December 17, 2008 between Winnebago Industries, Inc. and Randy J. Potts.*

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

Winnebago Industries, Inc. Officers’ Incentive Compensation Plan for Fiscal 2010 previously filed with the Registrant’s Current Report on Form 8-K dated June 24, 2009 (Commission File Number 001-06403) and incorporated by reference herein.*

10z.	Winnebago Industries, Inc. Supplemental Executive Retirement Plan *

10aa.

Winnebago Industries, Inc. Officers’ Long-Term Incentive Plan, fiscal three-year period 2005, 2006 and 2007 previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 28, 2004 (Commission File Number 001-06403) and incorporated by reference herein.*

10bb.

Winnebago Industries, Inc. Officers’ Long-Term Incentive Plan, fiscal three-year period 2006, 2007 and 2008 previously filed with the Registrant’s Current Report on Form 8-K dated August 30, 2005 (Commission File Number 001-06403) and incorporated by reference herein.*

10cc.

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

23.	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 27, 2009.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 27, 2009.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated October 27, 2009.

32.2	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated October 27, 2009.

*Management contract or compensation plan or arrangement.

ITEM 6. 11-Year Selected Financial Data (1)

(In thousands, except percent and per share data) (Adjusted for the 2-for-1 stock split on March 5, 2004)	Aug. 29, 2009	Aug. 30, 2008 (2)	Aug. 25, 2007	Aug. 26, 2006
For the Year
Net revenues	$211,519	$604,352	$870,152	$864,403
(Loss) income before taxes	(58,063)	(5,441)	61,409	68,195
Pretax (loss) profit percent of revenue	(27.4)%	(0.9)%	7.1%	7.9%
Provision for (credits) income taxes	20,703	(8,225)	19,845	23,451
Income tax (benefit) rate	35.7%	(151.2)%	32.3%	34.4%
(Loss) income from continuing operations	(78,766)	2,784	41,564	44,744
Income from discontinued operations (4)	- - -	- - -	- - -	- - -
Cum. effect of change in accounting principle	- - -	- - -	- - -	- - -
Net (loss) income	$(78,766)	$2,784	$41,564	$44,744
(Loss) income per share
Continuing operations
Basic	$(2.71)	$0.10	$1.33	$1.39
Diluted	(2.71)	0.10	1.32	1.37
Discontinued operations
Basic	- - -	- - -	- - -	- - -
Diluted	- - -	- - -	- - -	- - -
Cum. effect of change in accounting principle
Basic	- - -	- - -	- - -	- - -
Diluted	- - -	- - -	- - -	- - -
Net (loss) income per share
Basic	$(2.71)	$0.10	$1.33	$1.39
Diluted	(2.71)	0.10	1.32	1.37
Weighted average common shares outstanding (in thousands)
Basic	29,040	29,093	31,162	32,265
Diluted	29,051	29,144	31,415	32,550
Cash dividends paid per share	$0.12	$0.48	$0.40	$0.36
Book value per share	3.17	5.98	7.05	7.01
Return on assets (ROA) (5)	(30.0)%	0.8%	11.1%	11.2%
Return on equity (ROE) (6)	(59.2)%	1.5%	19.5%	19.7%
Return on invested capital (ROIC) (7)	(61.1)%	1.7%	26.2%	24.9%
Unit Sales
Class A	822	3,029	5,031	4,455
Class B	149	140	- - -	- - -
Class C	1,225	3,238	4,438	5,388
Total Motor Homes	2,196	6,407	9,469	9,843
At Year End
Total assets	$220,466	$305,455	$366,510	$384,715
Stockholders’ equity	92,331	173,924	208,354	218,322
Market capitalization	337,991	329,956	821,282	884,789
Working capital	79,460	108,548	168,863	187,038
Current ratio	2.6 to 1	3.0 to 1	2.9 to 1	3.3 to 1
Number of employees	1,630	2,250	3,310	3,150
Dealer inventory	1,694	3,551	4,471	4,733

(1)	Certain prior periods’ information has been reclassified to conform to the current year-end presentation.

(2)	The fiscal years ended August 31, 2002 and August 30, 2008 contained 53 weeks; all other fiscal years contained 52 weeks.

(3)

Includes a noncash after-tax cumulative effect of change in accounting principle of $1.1 million expense or $0.05 per share due to the adoption of SAB No. 101, Revenue Recognition in Financial Statements.

(4)	Includes discontinued operations of Winnebago Acceptance Corporation for all years presented.

Aug. 27, 2005	Aug. 28, 2004	Aug. 30, 2003	Aug. 31, 2002 (2)	Aug. 25, 2001 (3)	Aug. 26, 2000	Aug. 28, 1999

$991,975	$1,114,154	$845,210	$825,269	$671,686	$743,729	$668,658
100,890	112,234	78,693	81,324	55,754	70,583	62,848
10.2%	10.1%	9.3%	9.9%	8.3%	9.5%	9.4%
35,817	41,593	29,961	28,431	14,258	24,400	21,033
35.5%	37.1%	38.1%	35.0%	25.6%	34.6%	33.5%
65,073	70,641	48,732	52,893	41,496	46,183	41,815
- - -	- - -	1,152	1,778	2,258	2,216	2,445
- - -	- - -	- - -	- - -	(1,050)	- - -	- - -
$65,073	$70,641	$49,884	$54,671	$42,704	$48,399	$44,260

$1.95	$2.06	$1.32	$1.33	$1.00	$1.07	$0.94
1.92	2.03	1.30	1.30	0.99	1.05	0.93

- - -	- - -	0.03	0.04	0.05	0.05	0.06
- - -	- - -	0.03	0.04	0.05	0.05	0.05

- - -	- - -	- - -	- - -	(0.02)	- - -	- - -
- - -	- - -	- - -	- - -	(0.02)	- - -	- - -

$1.95	$2.06	$1.35	$1.37	$1.03	$1.12	$1.00
1.92	2.03	1.33	1.34	1.02	1.10	0.98

33,382	34,214	36,974	39,898	41,470	43,360	44,418
33,812	34,789	37,636	40,768	42,080	44,022	45,074
$0.28	$0.20	$0.10	$0.10	$0.10	$0.10	$0.10
7.15	6.01	5.78	4.81	5.00	4.11	3.35
16.1%	18.3%	14.0%	15.9%	12.9%	16.3%	17.1%
29.7%	34.4%	25.6%	28.2%	22.3%	29.8%	33.3%
30.7%	35.4%	25.5%	29.1%	24.1%	28.2%	32.7%

6,674	8,108	6,705	6,725	5,666	6,819	6,054
- - -	- - -	308	763	703	854	600
3,963	4,408	4,021	4,329	3,410	3,697	4,222
10,637	12,516	11,034	11,817	9,779	11,370	10,876

$412,960	$394,556	$377,462	$337,077	$351,922	$308,686	$285,889
235,887	201,875	210,626	179,815	207,464	174,909	149,384
1,073,165	1,071,570	898,010	713,500	581,779	272,733	538,322
197,469	164,175	164,017	144,303	173,677	141,096	123,245
3.2 to 1	2.6 to 1	2.8 to 1	2.6 to 1	3.2 to 1	3.0 to 1	2.5 to 1
3,610	4,220	3,750	3,685	3,325	3,300	3,400
4,794	4,978	3,945	4,000	3,549	3,756	3,638

(5)	ROA - Current period net income divided by average total asset balance using current and previous ending periods.

(6)	ROE - Current period net income divided by average equity balance using current and previous ending periods.

(7)	ROIC - Current period net income divided by average invested capital (total assets minus cash, short-term and long-term investments and noninterest liabilities) using current ending periods.

BOARD OF DIRECTORS
Robert J. Olson (58)
Chairman of the Board,
Chief Executive Officer and President
Winnebago Industries, Inc.

Irvin E. Aal (70) 1,2,4*
Former General Manager
Case Tyler Business Unit of CNH Global

Robert M. Chiusano (58)*** 2,3,4
Former Executive Vice President and
Chief Operating Officer – Commercial      Systems
Rockwell Collins, Inc.

Jerry N. Currie (64) 1,4
President and Chief Executive Officer
CURRIES Company and GRAHAM
     Manufacturing

Joseph W. England (69) 1,4
Former Senior Vice President
Deere & Company

Lawrence A. Erickson (60) 1*,2
Former Senior Vice President and Chief
     Financial Officer
Rockwell Collins, Inc.

John V. Hanson (67) 3*,4
Former Deputy Chairman of the Board
Winnebago Industries, Inc.

Gerald C. Kitch (71) **,2*,3
Former Executive Vice President
Pentair, Inc.

Board Committee/Members
1. Audit
2. Human Resources
3. Nominating and Governance
4. Sales and Product Development
* Committee Chairman
** Lead Independent Board Member
*** Appointed Effective October 1, 2008

OFFICERS
Robert J. Olson (58)
Chairman of the Board,
Chief Executive Officer and President

Raymond M. Beebe (67)
Vice President, General Counsel and
Secretary

Robert J. Gossett (58)
Vice President, Administration

Roger W. Martin (49)
Vice President, Sales and Marketing

Sarah N. Nielsen (36)
Vice President, Chief Financial Officer

William J. O’Leary (60)
Vice President, Product Development

Randy J. Potts (50)
Vice President, Manufacturing

Donald L. Heidemann (37)
Treasurer

Brian J. Hrubes (58)
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

Number of Shareholders of Record
As of October 6, 2009, Winnebago Industries had 3,642 shareholders of record.

Dividends Paid
Winnebago Industries paid a cash dividend of 12 cents a share to shareholders of record in the first quarter of Fiscal 2009. Cash dividend payments were suspended starting with the second quarter of Fiscal 2009.

Shareholder Account Assistance
Transfer Agent to contact for address changes, account certificates and stock holdings:

Wells Fargo Shareowner Services
P.O. Box 64854
St. Paul, Minnesota 55164-0854 or
161 North Concord Exchange
South St. Paul, Minnesota 55075-1139
Telephone:
     (800) 468-9716 or (651) 450-4064
Inquiries: www.wellsfargo.com/shareownerservices

Annual Meeting
The Annual Meeting of Shareholders is scheduled to be held on Tuesday, December 15, 2009, at 4:00 p.m. (CST) in Winnebago Industries’ South Office Complex Theater, 605 W. Crystal Lake Road, Forest City, Iowa.

Independent Auditors
Deloitte & Touche LLP
400 One Financial Plaza
120 South Sixth Street
Minneapolis, Minnesota 55402-1844
(612) 397-4000

NYSE Annual CEO Certification and Sarbanes-Oxley Section 302 Certifications
We submitted the annual Chief Executive Officer Certification to the New York Stock Exchange (NYSE) as required under the corporate governance rules of the NYSE. We also filed as exhibits to our 2009 Annual Report on Form 10-K, the Chief Executive Officer and Chief Financial Officer certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Winnebago Industries is an equal opportunity employer.

The letter to Shareholders contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements are inherently uncertain. A number of factors could cause actual results to differ materially from these statements. These factors are included under “Item 1A. Risk Factors” in Part 1 of the accompanying Annual Report on Form 10-K.