Form 10-Q
period 2009-11-28
WINNEBAGO INDUSTRIES INC
filed 2009-12-30
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 28, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________ to _______________

WINNEBAGO INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Commission File Number: 001-06403

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒.

The number of shares of common stock, par value $0.50 per share, outstanding December 29, 2009 was 29,074,827.

WINNEBAGO INDUSTRIES, INC.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

Winnebago Industries, Inc.
Unaudited Statements of Operations

	Quarter Ended
(In thousands, except per share data)	November 28, 2009	November 29, 2008

Net revenues	$81,017	$69,398
Cost of goods sold	80,493	78,292
Gross profit (deficit)	524	(8,894)

Operating expenses:
Selling	3,229	3,665
General and administrative	3,272	4,331
Total operating expenses	6,501	7,996

Operating loss	(5,977)	(16,890)
Financial (expense) income	(233)	524
Loss before income taxes	(6,210)	(16,366)
Benefit for taxes	(4,866)	(6,770)
Net loss	$(1,344)	$(9,596)

Loss per common share:
Basic	$(0.05)	$(0.33)
Diluted	$(0.05)	$(0.33)

Weighted average common shares outstanding:
Basic	29,073	29,027
Diluted	29,086	29,039

Dividends paid per common share	$—	$0.12

See unaudited notes to condensed financial statements.

Winnebago Industries, Inc.
Unaudited Balance Sheets

(In thousands, except per share data)	November 28, 2009	August 29, 2009

Assets
Current assets:
Cash and cash equivalents	$29,205	$36,566
Short-term investments	13,700	13,500
Receivables, less allowance for doubtful accounts ($133 and $185, respectively)	11,963	11,717
Inventories	51,079	46,850
Prepaid expenses and other assets	3,351	3,425
Income taxes receivable	22,140	17,356
Total current assets	131,438	129,414

Property, plant and equipment, net	26,826	28,040
Assets held for sale	6,515	6,515
Long-term investments	19,806	19,794
Investment in life insurance	22,752	22,451
Other assets	16,069	14,252
Total assets	$223,406	$220,466

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,308	$10,370
Short-term ARS borrowings	9,100	9,100
Income taxes payable	313	299
Accrued expenses:
Accrued compensation	10,523	10,204
Product warranties	6,180	6,408
Self-insurance	5,689	5,356
Accrued loss on repurchases	1,199	1,199
Promotional	2,058	2,270
Other	4,699	4,748
Total current liabilities	54,069	49,954
Long-term liabilities:
Unrecognized tax benefits	8,984	9,012
Postretirement health care and deferred compensation benefits	70,143	69,169
Total long-term liabilities	79,127	78,181
Contingent liabilities and commitments
Stockholders’ equity:
Capital stock common, par value $0.50; authorized 60,000 shares, issued 51,776 shares	25,888	25,888
Additional paid-in capital	29,499	29,726
Retained earnings	409,084	410,428
Accumulated other comprehensive income	6,158	6,540
Treasury stock, at cost (22,702 and 22,690 shares, respectively)	(380,419)	(380,251)
Total stockholders’ equity	90,210	92,331
Total liabilities and stockholders’ equity	$223,406	$220,466

See unaudited notes to condensed financial statements.

Winnebago Industries, Inc.
Unaudited Statements of Cash Flows

	Quarter Ended
(In thousands)	November 28, 2009	November 29, 2008

Operating activities:
Net loss	$(1,344)	$(9,596)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,684	2,137
Stock-based compensation	164	288
Postretirement benefit income and deferred compensation expense	323	508
(Reduction) provision for doubtful accounts	(52)	15
Deferred income taxes	—	(1,008)
Increase in cash surrender value of life insurance policies	(296)	(246)
Gain on disposal of property	(8)	(32)
Other	19	36
Change in assets and liabilities:
Inventories	(4,229)	27,302
Receivables and prepaid assets	(449)	4,704
Income taxes receivable and unrecognized tax benefits	(4,887)	(4,510)
Accounts payable and accrued expenses	4,055	(5,951)
Postretirement and deferred compensation benefits	(837)	(781)
Net cash (used in) provided by operating activities	(5,857)	12,866

Investing activities:
Proceeds from the sale or maturity of investments	—	3,100
Purchases of property and equipment	(509)	(689)
Proceeds from the sale of property	44	87
Other	(464)	(799)
Net cash (used in) provided by investing activities	(929)	1,699

Financing activities:
Payments for purchase of common stock	(249)	(162)
Payments of cash dividends	—	(3,489)
Proceeds from exercise of stock options	15	—
Other	(341)	—
Net cash used in financing activities	(575)	(3,651)

Net (decrease) increase in cash and cash equivalents	(7,361)	10,914
Cash and cash equivalents at beginning of period	36,566	17,851
Cash and cash equivalents at end of period	$29,205	$28,765

Supplemental cash flow disclosure:
Income taxes paid	$21	$77

See unaudited notes to condensed financial statements.

Winnebago Industries, Inc.
Unaudited Notes to Condensed Financial Statements

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

General:

The “Company,” “we,” “our” and “us” are used interchangeably to refer to Winnebago Industries, Inc.

NOTE 1: Basis of Presentation

In our opinion, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position as of November 28, 2009 and the results of operations and cash flows for the first quarters of Fiscal 2010 and 2009. The statement of operations for the first quarter of Fiscal 2010 is not necessarily indicative of the results to be expected for the full year. The balance sheet data as of August 29, 2009 was derived from audited financial statements, but does not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in our Annual Report to Shareholders for the year ended August 29, 2009.

NOTE 2: New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FAS 162.” The new standard establishes only two levels of U.S. GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (ASC) became the single source of authoritative, nongovernmental U.S. GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (SEC), which will continue to be sources of authoritative U.S. GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the ASC became nonauthoritative upon adoption. The new guidance became effective for our first quarter of Fiscal 2010. Since the new standard did not change U.S. GAAP, there was no change to our Condensed Financial Statements other than to update all references to U.S. GAAP to be in conformity with the ASC.

On June 16, 2008, FASB issued ASC 260-10-45-61A, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This authoritative guidance provides that before the completion of an award’s requisite service period, all outstanding awards that contain rights to nonforfeitable dividends in undistributed earnings with common stock are participating securities and shall be included in the computation of EPS. The guidance became effective for fiscal years beginning after December 15, 2008, and interim periods within those years, we adopted this guidance during our first quarter of Fiscal 2010. We have determined that there is no impact to our calculation and presentation of EPS.

NOTE 3: Fair Value Measurements

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis. The fair value hierarchy, as is illustrated in the table below, requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table sets forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at November 28, 2009, according to the valuation techniques we used to determine their fair values:

		Fair Value Measurements Using Inputs Considered As
(In thousands)	Fair Value at November 28, 2009	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs		Level 3 Significant Unobservable Inputs
Assets
Cash and cash equivalents	$29,205	$29,205	$		$
Short-term investments (includes Put Rights)	13,700			200		13,500
Long-term investments	19,806					19,806
Assets that fund deferred compensation	11,541	11,541

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

(In thousands)	November 28, 2009

Balance at beginning of period	$33,294
Net realized loss included in earnings	—
Net change included in other comprehensive income	212
Purchases, sales and settlements, net	—
Transfers out of Level 3	(200)
Balances at November 28, 2009	$33,306

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash Equivalents. The carrying value of cash equivalents approximates fair value as maturities are less than three months. Our cash equivalents are comprised of money market funds traded in an active market with no restrictions and are classified as Level 1.

Long and Short-term Investments. Our debt securities are comprised of ARS and Put Rights (as defined and described in Note 4). Our long-term ARS related investments and most of our short-term ARS related investments are classified as Level 3 as quoted prices were unavailable due to events described in Note 4. Due to limited market information, we utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value at November 28, 2009. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with ARS. A portion of our short-term ARS portfolio is classified as Level 2 as they are also in a nonactive market but inputs other than quoted prices were observable and used to value the securities.

Marketable Equity Securities. Our marketable equity securities are measured at fair value using quoted market prices and primarily consist of equity-based mutual funds. They are classified as Level 1 as they are traded in an active market for which closing stock prices are readily available. These securities fund the deferred compensation program and are presented as other assets in the accompanying balance sheets.

NOTE 4: Investments

We own investments in marketable securities that have been designated as “available for sale” or “trading securities” in accordance with ASC Topic 320, Investments-Debt and Equity Securities. At November 28, 2009, we held $33.7 million (par value) of investments comprised of tax-exempt auction rate securities (ARS), which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through Dutch auctions.

Since February 2008, most ARS auctions have failed for these securities and there is no assurance that future auctions will succeed and, as a result, our ability to liquidate our investment and fully recover the par value in the near term may be limited or nonexistent. We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default. As of the date of this report, we have continued to receive interest payments on the ARS in accordance with their terms. We believe we will ultimately be able to liquidate our ARS related investments without significant loss primarily due to the collateral securing our ARS and the legal settlement agreement we previously entered into with UBS AG (“UBS”). Our UBS settlement allows for a portion of our ARS to be redeemed at par as early as June 30, 2010. However, the remaining portfolio could take until final maturity of the ARS (up to 25 years) to realize the par value of our investments. Due to the changes and uncertainty in the ARS market, we believe the recovery period for these investments is likely to be longer than 12 months and as a result, we have classified these investments as long-term as of November 28, 2009. Our short-term ARS investments of $13.5 million relate to the UBS portion of our portfolio including the rights to sell them (the “Put Rights”) at par value at any time during a two-year sale period beginning June 30, 2010. In addition, short-term ARS investments of $200,000 not part of the UBS portfolio were redeemed by the issuer at par in December 2009.

The terms of the UBS settlement agreement also allowed us to borrow on a portion of our portfolio at “no net cost” and as a result, we borrowed $9.1 million under this arrangement, which is presented as short-term ARS borrowings on our balance sheet. We have the ability to maintain the “no net cost” loans until the securities are liquidated or they reach the June 2010 put date.

At November 28, 2009, there was insufficient observable ARS market information available to determine the fair value of our ARS investments, including the Put Rights. We recorded a temporary impairment of $194,000 related to our long-term ARS investments of $20.0 million (par value) that were not part of the UBS settlement as of November 28, 2009.

NOTE 5: Inventories

Inventories are valued at the lower of cost or market, with cost being determined under the last-in, first-out (LIFO) method and market defined as net realizable value.

Inventories consist of the following:

(In thousands)	November 28, 2009	August 29, 2009
Finished goods	$24,381	$18,709
Work-in-process	27,309	24,982
Raw materials	30,020	33,505
	81,710	77,196
LIFO reserve	(30,631)	(30,346)
Total inventories	$51,709	$46,850

NOTE 6: Property, Plant and Equipment

Property, plant and equipment is stated at cost, net of accumulated depreciation and consists of the following:

(In thousands)	November 28, 2009	August 29, 2009
Land	$772	$772
Buildings	49,323	49,220
Machinery and equipment	92,349	92,625
Transportation	3,368	3,457
	145,812	146,074
Less accumulated depreciation	(118,986)	(118,034)
Total property, plant and equipment, net	$26,826	$28,040

NOTE 7: Credit Facility

On October 13, 2009, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Burdale Capital Finance, Inc., as Agent. The Loan Agreement provides for an initial $20.0 million revolving credit facility, based on eligible accounts receivable and eligible inventory, expiring on October 13, 2012, unless terminated earlier in accordance with its terms. The Loan Agreement contains no financial covenant restrictions for borrowings up to $12.5 million; provided that borrowings cannot exceed the Asset Coverage Amount (as defined in the Loan Agreement) divided by 2.25. The Loan Agreement also includes a framework to expand the size of the facility up to $50.0 million, based on mutually agreeable covenants to be determined at the time of expansion. A copy of the Loan Agreement is attached as Exhibit 4b. to our Annual Report on Form 10-K for the year ended August 29, 2009, filed with the SEC on October 27, 2009.

No borrowings have been made under the Loan Agreement as of the date of this report. We intend to use any loan proceeds from the Loan Agreement for working capital and for other general corporate purposes, if needed.

Interest on loans made under the Loan Agreement will be based on the greater of LIBOR or a base rate of 2.0 percent plus a margin of 4.0 percent or the greater of prime rate or 4.25 percent plus a margin of 3.0 percent. The unused line fee associated with this Loan Agreement is 1.25 percent per annum. Additionally, under certain circumstances, we will be required to pay an early termination fee ranging from 1 - 3 percent of the maximum credit available under the Loan Agreement if we terminate the Loan Agreement prior to October 13, 2012.

On October 13, 2009, we terminated our credit and security agreement with Wells Fargo Bank, National Association (Wells Fargo) in accordance with its terms in order to enter into the new credit facility (as described above) that would provide more financial flexibility over a longer period of time. As a result of the termination, as required pursuant to the agreement with Wells Fargo, a termination fee of 1.5 percent of the facility, or $375,000, was recorded as expense during the first quarter of Fiscal 2010.

NOTE 8: Warranty

We provide our motor home retail purchasers a comprehensive 12-month/15,000-mile warranty on the Class A, Class B and Class C coaches, and a 3-year/36,000-mile structural warranty on Class A and Class C sidewalls and floors. We have also incurred costs for certain warranty-type expenses which occurred after the normal warranty period. We have voluntarily agreed to pay such costs to help protect the reputation of our products and the goodwill of our customers. We record our warranty liabilities based on our estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. We also incur costs as a result of additional service actions not covered by our warranties, including product recalls and customer satisfaction actions.

Changes in our product warranty liability are as follows:

	Quarter Ended
(In thousands)	November 28, 2009	November 29, 2008
Balance at beginning of period	$6,408	$9,859
Provision	1,129	1,153
Claims paid	(1,357)	(2,306)
Balance at end of period	$6,180	$8,706

NOTE 9: Employee and Retiree Benefits

Postretirement health care and deferred compensation benefits are as follows:

(In thousands)	November 28, 2009	August 29, 2009
Postretirement health care benefit cost	$35,763	$35,312
Non-qualified deferred compensation	25,897	26,092
Executive share option plan liability	9,146	8,444
SERP benefit liability	3,318	3,259
Executive deferred compensation	65	59
Total postretirement health care and deferred compensation benefits	74,189	73,166
Less current portion	(4,046)	(3,997)
Long-term postretirement health care and deferred compensation benefits	$70,143	$69,169

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

Net periodic postretirement benefit income consisted of the following components:

	Quarter Ended
(In thousands)	November 28, 2009	November 29, 2008
Interest cost	$494	$530
Service cost	139	147
Net amortization and deferral	(831)	(874)
Net periodic postretirement benefit income	$(198)	$(197)

Payments for postretirement health care	$183	$192

For accounting purposes, we recognized income from the plan for the first quarters of both fiscal years due to the amortization of the cost savings from an amendment effective September 2004, which amended our postretirement health care benefit by establishing a maximum employer contribution amount.

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

Our repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which can last up to 18 months, provide that our liability will be the lesser of remaining principal owed by the dealer or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our liability cannot exceed 100 percent of the dealer invoice. Our contingent liability on these repurchase agreements was approximately $83.8 million and $90.6 million at November 28, 2009 and August 29, 2009, respectively.

In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of motor vehicles to repurchase current inventory if a dealership exits the business. Incremental repurchase exposure beyond existing repurchase agreements, related to dealer inventory in states that we have had historical experience of repurchasing inventory, totaled $4.3 million and $3.1 million at November 28, 2009 and August 29, 2009, respectively.

Based on the repurchase exposure as previously described, we established an associated loss reserve. Accrued loss on repurchases was $1.2 million as of November 28, 2009 and August 29, 2009. A summary of the quarterly repurchase activity is as follows:

	Quarter Ended
(In thousands, except for units)	November 28, 2009	November 29, 2008
Inventory repurchased
Units	2	54
Dollars	$159	$4,909
Inventory resold
Units	2	42
Cash collected	$146	$3,337
Loss recognized	$16	$479

Litigation
We are involved in various legal proceedings which are ordinary routine litigation incidental to our business, some of which are covered in whole or in part by insurance. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to this litigation, we believe that while the final resolution of any such litigation may have an impact on our results for a particular reporting period, the ultimate disposition of such litigation will not have any material adverse effect on our financial position, results of operations or liquidity.

NOTE 11: Income Taxes

We account for income taxes under ASC Topic 740, Income Taxes, (ASC 740). The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns.

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to uncertainty of realizing deferred tax assets. As of November 28, 2009, and August 29, 2009, we have applied a full valuation allowance of $42.9 million and $45.3 million, respectively, against our deferred tax assets. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more-likely-than-not” standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its future outlook. Under that standard, our three-year historical cumulative loss was a significant negative factor. This loss, combined with uncertain near-term market and economic conditions, reduced our ability to rely on our projections of any future taxable income in determining whether a valuation allowance is appropriate. Accordingly, as of August 29, 2009, we concluded that a full valuation allowance on our deferred tax assets was needed. We will continue to assess the likelihood that our deferred tax assets will be realizable, and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

On November 6, 2009, the President of the United States signed into law the Worker, Homeownership, and Business Assistance Act of 2009, which expands the net operating loss (NOL) carryback period from two to five years, allowing us to carryback all Fiscal 2009 NOLs. As a result, we recorded a tax benefit of $4.8 million related to the portion of the 2009 NOL that was previously not able to be carried back, reduced the associated valuation allowance and increased our tax receivable. We filed our carryback tax return in December 2009 and anticipate that our federal refund will be received during our second quarter of Fiscal 2010.

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

As of November 28, 2009, our total unrecognized tax benefits were $9.0 million, all of which, if recognized, would positively affect our effective tax rate as all of the deferred tax assets associated with these positions have a full valuation allowance established against them. It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits into tax expense. As of November 28, 2009, we had accrued $2.9 million in interest and penalties.

We anticipate there could be a potential decrease in unrecognized tax benefits of approximately $2.0 million within the next twelve months from expected settlements or payments of uncertain tax positions. Actual results may differ materially from this estimate.

NOTE 12: Income Per Share

The following table reflects the calculation of basic and diluted income per share:

	Quarter Ended
(In thousands, except per share data)	November 28, 2009	November 29, 2008
Loss per share - basic
Net loss	$(1,344)	$(9,596)
Weighted average shares outstanding	29,073	29,027
Net loss per share - basic	$(0.05)	$(0.33)

Loss per share - assuming dilution
Net loss	$(1,344)	$(9,596)
Weighted average shares outstanding	29,073	29,027
Dilutive impact of options and awards outstanding	13	12
Weighted average shares and potential dilutive shares outstanding	29,086	29,039
Net loss per share - assuming dilution	$(0.05)	$(0.33)

At the end of the first quarters of Fiscal 2010 and Fiscal 2009, there were options outstanding to purchase 962,724 shares and 1,022,566 shares, respectively, of common stock at an average price of $28.20 and $27.31, respectively, which were not included in the computation of diluted income per share because they are considered anti-dilutive under the treasury stock method per ASC 260.

NOTE 13: Comprehensive Income

Comprehensive income, net of tax, consists of:

	Quarter Ended
(In thousands)	November 28, 2009	November 29, 2008
Net loss	$(1,344)	$(9,596)
Change in temporary impairment of investments, net of tax	133	463
Amortization of prior service credit	(652)	(633)
Amortization of actuarial loss	137	106
Comprehensive loss	$(1,726)	$(9,660)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that this management’s discussion be read in conjunction with the Management’s Discussion and Analysis included in our Annual Report to Shareholders for the year ended August 29, 2009.

Executive Overview

Winnebago Industries, Inc. is the leading U.S. manufacturer of motor homes with a proud history of manufacturing recreation vehicles for more than 50 years. Our strategy is to manufacture quality motor homes in a profitable manner. We produce all of our motor homes in highly vertically integrated manufacturing facilities in the state of Iowa. We distribute our products through independent dealers throughout the United States and Canada, who then retail the products to the end consumer. For the 2009 calendar year through October, we led the industry in combined retail unit market share of Class A and Class C motor homes in the U.S. For the 2009 calendar year through October, we hold the number three position in retail unit market share for Class B motor homes. See our U.S. retail unit market share for all categories in the following table:

	Winnebago Industries U.S. Retail Market Share (1)
	Calendar Year Through October 31,		Calendar Year
	2009	2008	2008	2007
Class A gas	23.1%	23.1%	23.2%	22.0%
Class A diesel	11.3%	8.0%	8.1%	8.9%
Total Class A	16.7%	15.2%	15.3%	15.1%
Class C	22.9%	23.0%	22.9%	24.0%
Total Class A and C	19.3%	18.3%	18.3%	18.5%
Class B	16.8%	3.2%	3.7%	0.0%

(1)	As reported by Statistical Surveys, Inc. (Statistical Surveys).

Company and Business Outlook

The RV industry saw substantial reductions in wholesale motor home shipments (down nearly 50 percent) and retail registrations (down nearly 40 percent) during calendar 2008 as compared to 2007. The trend continued in the 2009 calendar year through October, with motor home shipments down approximately 63 percent and retail registrations down approximately 36 percent, as detailed in the table below:

	Industry Wholesale Shipments (1) Calendar Year				Industry Retail Registration (2) Calendar Year
(In units)	2008	2007	Decrease	% of Decrease	2008	2007	Decrease	% of Decrease
First quarter	10,400	13,600	(3,200)	(23.5)	8,800	11,500	(2,700)	(23.5)
Second quarter	8,600	15,000	(6,400)	(42.7)	9,800	15,100	(5,300)	(35.1)
Third quarter	4,600	12,400	(7,800)	(62.9)	6,300	12,200	(5,900)	(48.4)
Fourth quarter	2,800	11,300	(8,500)	(75.2)	4,100	8,400	(4,300)	(51.2)
	26,400	52,300	(25,900)	(49.5)	29,000	47,200	(18,200)	(38.6)

(In units)	2009	2008	Decrease	% of Decrease	2009	2008	Decrease	% of Decrease
First quarter	2,200	10,400	(8,200)	(78.8)	4,400	8,800	(4,400)	(50.0)
Second quarter	2,900	8,600	(5,700)	(66.3)	6,000	9,800	(3,800)	(38.8)
Third quarter	2,900	4,600	(1,700)	(37.0)	4,800	6,300	(1,500)	(23.8)
October	1,400	1,500	(100)	(6.7)	1,300	1,800	(500)	(27.8)
	9,400	25,100	(15,700)	(62.5)	16,500	26,700	(10,200)	(38.2)

(1)	As reported by the Recreation Vehicle Industry Association (RVIA) Class A and C wholesale shipments, rounded to the nearest hundred.
(2)	As reported by Statistical Surveys Class A and C retail registrations, rounded to the nearest hundred.

The motorized RV market has been significantly impacted by highly unstable market conditions in the past two years. The tightening of the wholesale and retail credit markets, low consumer confidence, the effect of the global recession and uncertainty related to fuel prices placed pressure on retail sales and as a result, our dealers have significantly reduced their inventory levels. As a result, our dealer inventories were approximately 52 percent lower at the end of our first quarter of 2010 than the same time last year. However, during the summer months and throughout the fall, we have seen a substantial growth in our backlog, which we attribute to the very low level of dealer inventories and the strong acceptance of our Fiscal 2010 product lineup. This increase may be a sign that the replenishment process is now beginning. As wholesale and retail credit availability and consumer confidence improve, we could see an increase in motor home demand as dealers will again have the ability to order units to maintain their inventory levels after an extended period of inventory reduction. A longer term positive outlook for the recreation vehicle industry is supported by favorable demographics as baby boomers reach the age group that has historically accounted for the bulk of retail RV sales.

Order backlog for our motor homes and dealer inventory levels was as follows:

	As Of
(In units)	November 28, 2009	Product Mix %	November 29, 2008	Product Mix %	Increase (Decrease)	% Change
Class A gas	531	34.9	84	24.9	447	532.1
Class A diesel	381	25.1	35	10.3	346	988.6
Total Class A	912	60.0	119	35.2	793	666.4
Class B	17	1.1	8	2.4	9	112.5
Class C	592	38.9	211	62.4	381	180.6
Total backlog (1)	1,521	100.0	338	100.0	1,183	350.0
Total approximate revenue dollars (in thousands)	$149,501		$27,648		$121,853	440.7
Dealer inventory (units)	1,567		3,269		(1,702)	(52.1)

(1)

We include in our backlog all accepted purchase orders from dealers to be shipped within the next six months. Orders in backlog can be canceled or postponed at the option of the dealer at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Results of Operations

Current Quarter Compared to the Comparable Quarter Last Year

The following is an analysis of changes in key items included in the statements of income:

	Quarter Ended
(In thousands, except percent and per share data)	November 28, 2009	% of Revenues	November 29, 2008	% of Revenues	Increase (Decrease)	% Change
Net revenues	$81,017	100.0	$69,398	100.0	$11,619	16.7
Cost of goods sold	80,493	99.4	78,292	112.8	2,201	2.8
Gross profit (deficit)	524	0.6	(8,894)	(12.8)	9,418	105.9
Selling	3,229	4.0	3,665	5.3	(436)	(11.9)
General and administrative	3,272	4.0	4,331	6.2	(1,059)	(24.5)
Total operating expenses	6,501	8.0	7,996	11.5	(1,495)	(18.7)
Operating loss	(5,977)	(7.4)	(16,890)	(24.3)	10,913	64.6
Financial (expense) income	(233)	(0.3)	524	0.7	(757)	(144.5)
Loss before income taxes	(6,210)	(7.7)	(16,366)	(23.6)	10,156	62.1
Benefit for taxes	(4,866)	(6.0)	(6,770)	(9.8)	(1,904)	(28.1)
Net loss	$(1,344)	(1.7)	$(9,596)	(13.8)	$8,252	86.0
Diluted loss per share	$(0.05)		$(0.33)		$0.28	84.8
Fully diluted average shares outstanding	29,086		29,039

Unit deliveries consisted of the following:

	Quarter Ended
Motor home unit deliveries:	November 28, 2009	Product Mix %	November 29, 2008	Product Mix %	Increase (Decrease)	% Change
Class A gas	235	29.6	165	25.2	70	42.4
Class A diesel	180	22.7	118	18.0	62	52.5
Total Class A	415	52.3	283	43.2	132	46.6
Class B	62	7.8	35	5.3	27	77.1
Class C	317	39.9	338	51.5	(21)	(6.2)
Total deliveries	794	100.0	656	100.0	138	21.0

Net revenues for the first quarter of Fiscal 2010 increased $11.6 million, or 16.7 percent compared to the first quarter of Fiscal 2009, due to the following:

1.	Volume increase: The primary reason for the net revenue increase was due to unit deliveries increasing by 21.0 percent
2.

Promotional incentives: Our retail and other incentives increased 1.1 percent (as a percentage of net revenues) due to a continuation of retail promotional activities that had been started during Fiscal 2009.

3.

Repurchases: Our repurchase loss provision, which is a deduction from gross revenue, decreased 2.4 percent (as a percentage of revenue) during the quarter, or $1.7 million. We repurchased two units and resold two units during the quarter, incurring actual losses of $16,000. Further discussion of our repurchase activity is included in Note 10 to the Financial Statements.

4.

Pricing and mix: Our motor home average selling price (ASP), net of discounts, increased 0.8 percent. Although our sales mix was more heavily weighted to Class A product as compared to last year, much of our Class A volume was in units priced in the entry level gas and diesel price points due to new product introductions. Our ASP did increase sequentially from the fourth quarter of Fiscal 2009 by 8.3 percent.

5.	Other revenue: Revenues for motor home parts and services and other manufactured products decreased by 22.6 percent.

Cost of products sold was $80.5 million, or 99.4 percent of net revenues for the first quarter of Fiscal 2010 compared to $78.3 million, or 112.8 percent, for the first quarter of Fiscal 2009. Variable costs (material, labor, variable overhead, delivery, and warranty) increased $5.2 million. As a percent of revenues, however, variable costs decreased to 87.9 percent of net revenues for the first quarter of Fiscal 2010 from 95.1 percent for the first quarter of Fiscal 2009. This decrease in percentage is due to reduced material and labor costs and improved labor efficiencies as a result of production volume increases. Fixed overhead (manufacturing support labor, depreciation and facility costs) and research and development-related costs decreased $3.0 million to 11.4 percent, as a percentage of net revenues, for the first quarter of Fiscal 2010 as compared to 17.7 percent for the first quarter of Fiscal 2009. The decrease was due to greater absorption of fixed costs resulting from higher production volumes.

When all factors as described above are considered, gross profit was 0.6 percent of net revenues for the first quarter of Fiscal 2010 compared to a gross deficit of 12.8 percent during the first quarter of Fiscal 2009.

Selling expenses decreased $436,000, or 11.9 percent, during the first quarter of Fiscal 2010 and as a percentage of net revenues, selling expenses were 4.0 percent and 5.3 percent for the first quarters of Fiscal 2010 and Fiscal 2009, respectively. This decrease was due to reductions of $135,000 in labor-related expenses due to headcount and salary reductions, $85,000 in travel expenses and other spending reductions.

General and administrative expenses decreased $1.1 million, or 24.5 percent, during the first quarter of Fiscal 2010 and as a percentage of net revenues, general and administrative expenses were 4.0 percent and 6.2 percent for the first quarters of Fiscal 2010 and Fiscal 2009, respectively. This decrease was due to reductions of $490,000 in labor-related expenses, and $410,000 in legal expenses.

Financial expense increased $760,000, or 144.5 percent, during the first quarter of Fiscal 2010. This was due to a decrease of $430,000 in interest income as a result of lower rates of return on our investment balances, a termination fee of $375,000 paid to Wells Fargo to terminate the credit and security agreement and an expense of $130,000 related to the new Loan Agreement with Burdale Capital Finance, Inc., partially offset by a reduction of $130,000 in the impairment on our ARS. (See Notes 4 and 7 to the Financial Statements.)

The overall effective income tax rate for the first quarter of Fiscal 2010 was a benefit of 78.3 percent compared to a benefit of 41.4 percent for the first quarter of Fiscal 2009. The following table breaks down the two aforementioned tax rates:

	Quarter Ended
	November 28, 2009			November 29, 2008
Dollars in thousands	Amount	Effective Rate		Amount	Effective Rate
Tax benefit before discrete items	$(2,539)	(40.9%	)	$(6,496)	(39.7%	)
Discrete items:
Valuation allowance:
Increase	2,539	40.9%		—	—
(Decrease)	(4,784)	(77.0%	)	—	—
Other	(82)	(1.3%	)	(274)	(1.7%	)
Total benefit for taxes	$(4,866)	(78.3%	)	$(6,770)	(41.4%	)

Valuation Allowance.
•

Increase. A full valuation allowance of $2.5 million was established in our first quarter of Fiscal 2010 on the deferred tax assets, no benefit was recorded in the first quarter of Fiscal 2010 NOL. For further discussion of income taxes see Note 11 to the Financial Statements.

•

Decrease. At the end of Fiscal 2009, we had established a valuation allowance on all deferred tax assets and NOL carryforward assets associated with Fiscal 2009. During our first quarter of Fiscal 2010, the President of the United States signed into law the Worker, Homeownership, and Business Assistance Act of 2009, which expands the carryback period from two to five years, allowing us to carryback all Fiscal 2009 NOL. As a result, we recorded a tax benefit of $4.8 million, reduced the associated valuation allowance and increased our tax receivable due to this beneficial tax law change.

Net loss was $1.3 million, or $.05 per diluted share, for the first quarter of Fiscal 2010 compared to net loss of $9.6 million, or $.33 per diluted share, for the first quarter of Fiscal 2009. (See Note 12 to the Financial Statements.)

Analysis of Financial Condition, Liquidity and Resources

Cash and cash equivalents totaled $29.2 million and $36.6 million as of November 28, 2009 and August 29, 2009, respectively. Short-term and long-term ARS investments, net of temporary impairments, totaled $33.5 million as of November 28, 2009 and $33.3 million as of August 29, 2009. (See Notes 3 and 4 to the Financial Statements.)

Planned liquidity events in Fiscal 2010 are as follows:

1.

Federal tax refund of approximately $22 million: As set forth above, the Worker, Homeownership, and Business Assistance Act of 2009, allows us to carryback all Fiscal 2009 NOL. As a result, we increased our tax receivable by approximately $4.8 million. We filed our carryback federal tax return in December 2009 and anticipate that our federal refund will be received during our second fiscal quarter.

2.

ARS redemptions of $4.4 million: We have the ability to put the remaining $4.4 million of unencumbered ARS held by UBS to them in the fourth quarter of this fiscal year per a legal settlement agreement.

In addition, we have multiple assets held for sale, including our plane and two manufacturing facilities. Total listing price of these assets is in excess of $10 million.

We also have in place a new $20 million revolving credit facility, as described in further detail in Note 7, which allows us to borrow up to $12.5 million without financial covenant restrictions if there is adequate asset coverage. The facility also includes a framework to expand the size of the facility up to $50.0 million, based on mutually agreeable covenants to be determined at the time of expansion. This potential additional borrowing capacity may be beneficial to us if inventory levels need to substantially increase rapidly as a result of product demand.

Working capital at November 28, 2009 and August 29, 2009 was $77.4 million and $79.5 million, respectively, a decrease of $2.1 million. We currently expect cash on hand, funds generated from operations (if any), the planned liquidity events as previously described, and the availability of borrowings on the new credit facility to be sufficient to cover both short-term and long-term operation requirements.

Operating Activities

Cash used in operating activities was $5.9 million during the first quarter of Fiscal 2010, compared to cash provided of $12.9 million during the first quarter of Fiscal 2009. Cash used during the first quarter of Fiscal 2010 was for increased inventories, due to a ramp up of production, and to support the current quarter’s net loss. Cash provided during the first quarter of Fiscal 2009 was due to a significant reduction in inventories.

Investing Activities

Cash used in investing activities was $929,000 during the first quarter of Fiscal 2010 compared to cash provided of $1.7 million during the first quarter of Fiscal 2009. Cash used during the first quarter of Fiscal 2010 was due primarily to manufacturing equipment purchases. During the first quarter of Fiscal 2009, we had proceeds of $3.1 million from sales of investments offset partially by manufacturing equipment purchases.

Financing Activities

The primary use of cash in financing activities for the first quarter of Fiscal 2010 was $341,000 associated with the set up of the new credit facility. The primary use of cash in financing activities for the first quarter of Fiscal 2009 was $3.5 million for payments of dividends.

Anticipated Use of Funds

Estimated uses of our liquid assets, at November 28, 2009 for the remainder of Fiscal 2010 include capital spending of approximately $1.8 million primarily for manufacturing equipment and facilities.

Critical Accounting Policies

Our financial statements are prepared in accordance with GAAP. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that we believe to be relevant at the time our financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates and such differences could be material.

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

Revenues from the sales of our Original Equipment Manufacturing (OEM) and motor home-related parts are recorded as the products are shipped from our location. The title of ownership transfers on these products as they leave our location due to the freight terms of F.O.B. - Forest City, Iowa.

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

Based on these repurchase agreements, we establish an associated loss reserve. This loss reserve is disclosed separately in the balance sheets. Repurchased sales are not recorded as a revenue transaction, but the net difference between the original repurchase price and the resale price is recorded against the loss reserve, which is a deduction from gross revenue. There are two significant assumptions associated with establishing our loss reserve for repurchase commitments: (1) the percentage of dealer inventory that we will be required to repurchase as a result of defaults by the dealer, and (2) the loss that will be incurred, if any, when repurchased inventory is resold. Prior to Fiscal 2009, losses under these agreements were not material. However, the substantial decrease in retail demand for recreation vehicles in the past 12 months and tightened credit standards by lenders have resulted in a significant increase in defaults by our dealers. To the extent that dealers are reducing their inventories, which they have been doing the past 12 months, our overall exposure under repurchase agreements is likewise reduced. The percentage of dealer inventory we estimate we will repurchase is based on historical information, current trends and an analysis of dealer inventory aging for all dealers with inventory subject to this obligation. The estimated loss per repurchased unit was based primarily on recent history because until Fiscal 2009, we were generally able to sell repurchased units for minimal losses. During the first three quarters of Fiscal 2009, we incurred significant losses associated with repurchases due to the challenging motor home industry conditions. As a result, we revised our underlying loss reserve estimate assumptions and increased our repurchase loss reserve during Fiscal 2009 based on rapidly changing circumstances. Further discussion of our repurchase commitments is included in Note 10 to the Financial Statements.

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

Stock-Based Compensation. Prior to Fiscal 2007, we granted stock options to our key employees and nonemployee directors as part of their compensation. In Fiscal 2007 and 2008, we granted restricted stock awards to key employees and nonemployee directors instead of stock options. No stock options or restricted stock awards were granted in Fiscal 2009 or in the first quarter of Fiscal 2010.

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

Income Taxes. We account for income taxes in accordance with ASC 740. As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to the uncertainty of realizing deferred tax assets. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard. In making such assessments, significant weight is to be given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its future outlook. Under that standard, our three-year historical cumulative loss was a significant negative factor. We have evaluated the sustainability of our deferred tax assets on our balance sheet which includes the assessment of cumulative income or losses over recent prior periods. Based on ASC 740 guidelines, we determined a full valuation allowance was appropriate as of August 29, 2009. We will continue to assess the likelihood that our deferred tax assets will be realizable at each reporting period and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

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

ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk

We have market risk exposure to our ARS and the related Put Rights, which is described in further detail in Note 4 to the Financial Statements.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s disclosure control objectives.

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Report (the “Evaluation Date”). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting [as defined in Exchange Act Rule 13a-15(f)] that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	Other Information

ITEM 1.	Legal Proceedings

We are involved in various legal proceedings which are ordinary routine litigation incidental to our business, some of which are covered in whole or in part by insurance. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to this litigation, we believe that while the final resolution of any such litigation may have an impact on our results for a particular reporting period, the ultimate disposition of such litigation will not have any material adverse effect on our financial position, results of operations or liquidity.

ITEM 1A.	Risk Factors

Except as set forth below, there have been no material changes in the risk factors disclosed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended August 29, 2009.

Dependence on Suppliers. Most of our RV components are readily available from numerous sources. However, a few of our components are produced by a small group of quality suppliers. Decisions by our suppliers to decrease production, production delays, or work stoppages by the employees of such suppliers could have a material adverse effect on our ability to produce motor homes and ultimately, on our results of operations. In addition, the current general global economic downturn and the volatility in the credit and capital markets may have caused or may in the future cause a significant decline in sales and revenues and limited liquidity for our suppliers. If these conditions continue or worsen, many of our suppliers’ financial condition could be adversely impacted. As a result, their ability to continue supplying component products for the manufacture of our products could be significantly undermined, which, in turn, could negatively impact our ability to meet our customers’ demand for our products and our results of operations.

In the case of motor home chassis, Ford Motor Company, Freightliner Custom Chassis Corporation, Workhorse Custom Chassis and Chrysler Motors LLC are our major suppliers. Our relationship with our chassis suppliers is similar to our other supplier relationships in that no special contractual commitments are engaged in by either party. Historically, chassis suppliers resort to an industry-wide allocation system during periods when supply is restricted. These allocations have been based on the volume of chassis previously purchased. Sales of motor homes rely on chassis and are affected accordingly. As economic conditions improve and dealers begin to replenish their inventory, there may be a shortage of chassis for a period of time, which would adversely affect our production capacity and results of operations.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On December 19, 2007, the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $60 million. There is no time restriction on this authorization. During the first quarter of Fiscal 2010, 16,635 shares were repurchased under this authorization for an aggregate consideration of approximately $249,000. These shares were repurchased from employees who vested in Winnebago shares during the quarter and elected to pay their payroll tax via shares as opposed to cash.

This table provides information with respect to purchases by us of shares of our common stock during each fiscal month of the first quarter of Fiscal 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
08/30/09 – 10/03/09	—	$—	—	$59,583,794
10/04/09 – 10/31/09	16,473	15.00	16,473	59,336,699
11/01/09 – 11/28/09	162	11.91	162	59,334,770
Total	16,635	$14.97	16,635	$59,334,770

ITEM 6.	Exhibits

(a)	Exhibits - See Exhibit Index on page 20.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.
(Registrant)

Date	December 30, 2009	/s/ Robert J. Olson
Robert J. Olson
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date	December 30, 2009	/s/ Sarah N. Nielsen
Sarah N. Nielsen
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated December 30, 2009.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated December 30, 2009.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated December 30, 2009.

32.2.	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated December 30, 2009.