Form 10-Q
period 2010-02-27
WINNEBAGO INDUSTRIES INC
filed 2010-04-06
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 27, 2010
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock, par value $0.50 per share, outstanding April 06, 2010 was 29,087,689.

WINNEBAGO INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

Winnebago Industries, Inc.
Unaudited Statements of Operations
	Quarter Ended		Six Months Ended
(In thousands, except per share data)	February 27, 2010	February 28, 2009	February 27, 2010	February 28, 2009

Net revenues	$110,529	$31,808	$191,546	$101,206
Cost of goods sold	105,745	43,600	186,238	121,892
Gross profit (deficit)	4,784	(11,792)	5,308	(20,686)

Operating expenses:
Selling	3,102	2,816	6,331	6,481
General and administrative	3,540	4,003	6,812	8,334
Total operating expenses	6,642	6,819	13,143	14,815

Operating loss	(1,858)	(18,611)	(7,835)	(35,501)
Financial income	364	633	131	1,157
Loss before income taxes	(1,494)	(17,978)	(7,704)	(34,344)

Benefit for taxes	(2,200)	(7,597)	(7,066)	(14,367)
Net income (loss)	$706	$(10,381)	$(638)	$(19,977)

Income (loss) per common share:
Basic	$0.02	$(0.36)	$(0.02)	$(0.69)
Diluted	$0.02	$(0.36)	$(0.02)	$(0.69)

Weighted average common shares outstanding:
Basic	29,080	29,037	29,077	29,032
Diluted	29,091	29,046	29,088	29,041

Dividends paid per common share	$—	$—	$—	$0.12

See unaudited notes to financial statements.

Winnebago Industries, Inc.
Unaudited Balance Sheets
(In thousands, except per share data)	February 27, 2010	August 29, 2009

Assets
Current assets:
Cash and cash equivalents	$41,609	$36,566
Short-term investments	9,000	13,500
Receivables, less allowance for doubtful accounts ($110 and $185, respectively)	20,344	11,717
Inventories	59,824	46,850
Prepaid expenses and other assets	2,844	3,425
Income taxes receivable	559	17,356
Total current assets	134,180	129,414
Property, plant, and equipment, net	25,646	28,040
Assets held for sale	6,515	6,515
Long-term investments	19748	19794
Investment in life insurance	22,999	22,451
Other assets	15,888	14,252
Total assets	$224,976	$220,466

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$17,110	$10,370
Short-term ARS borrowings	6,320	9,100
Income taxes payable	231	299
Accrued expenses:
Accrued compensation	11,889	10,204
Product warranties	6,567	6,408
Self-insurance	4,855	5,356
Accrued loss on repurchases	1,409	1,199
Promotional	2,666	2,270
Other	5,067	4,748
Total current liabilities	56,114	49,954
Long-term liabilities:
Unrecognized tax benefits	8,014	9,012
Postretirement health care and deferred compensation benefits	70,273	69,169
Total long-term liabilities	78,287	78,181
Contingent liabilities and commitments Stockholders' equity:
Stockholders' equity:
Capital stock common, par value $0.50; authorized 60,000 shares, issued 51,776 shares	25,888	25,888
Additional paid-in capital	29,517	29,726
Retained earnings	409,790	410,428
Accumulated other comprehensive income	5,607	6,540
Treasury stock, at cost (22,690 shares)	(380,227)	(380,251)
Total stockholders' equity	90,575	92,331
Total liabilities and stockholders' equity	$224,976	$220,466

See unaudited notes to financial statements.

Winnebago Industries, Inc.
Unaudited Statements of Cash Flows
	Six Months Ended
(In thousands)	February 27, 2010	February 28, 2009
Operating activities:
Net loss	$(638)	$(19,977)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,296	4,146
Stock-based compensation	291	526
Postretirement benefit income and deferred compensation expenses	624	711
(Reduction) provision for doubtful accounts	(60)	18
Deferred income taxes	—	(503)
Increase in cash surrender value of life insurance policies	(535)	(513)
Loss on disposal of property	1	29
Other	44	111
Change in assets and liabilities:
Inventories	(12,974)	37,818
Receivables and prepaid assets	(8,347)	1,290
Income taxes receivable and unrecognized tax benefits	15,983	(12,756)
Accounts payable and accrued expenses	8,975	(11,734)
Postretirement and deferred compensation benefits	(1,758)	(1,424)
Net cash provided by (used in) operating activities	4,902	(2,258)

Investing activities:
Proceeds from the sale of investments at par	4,700	8,500
Purchases of property and equipment	(943)	(1,344)
Proceeds from the sale of property	46	214
Other	(442)	(958)
Net cash provided by investing activities	3,361	6,412

Financing activities:
Payments for purchase of common stock	(249)	(162)
Payments of cash dividends	—	(3,489)
(Payments) borrowings on ARS portfolio	(2,780)	9,100
Proceeds from exercise of stock options	94	—
Other	(285)	—
Net cash (used in) provided by financing activities	(3,220)	5,449

Net increase in cash and cash equivalents	5,043	9,603
Cash and cash equivalents at beginning of period	36,566	17,851
Cash and cash equivalents at end of period	$41,609	$27,454

Supplemental cash flow disclosure:
Income taxes (refunded) paid	$(23,534)	$123

See unaudited notes to financial statements.

Winnebago Industries, Inc.
Unaudited Notes to Financial Statements

General:

The "Company," "we," "our" and "us" are used interchangeably to refer to Winnebago Industries, Inc.

NOTE 1: Basis of Presentation

In our opinion, the accompanying condensed unaudited financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position as of February 27, 2010 and the results of operations for the quarter and six months ended February 27, 2010 and February 28, 2009, and cash flows for the six months ended February 27, 2010 and February 28, 2009. The statement of operations for the six months ended February 27, 2010 is not necessarily indicative of the results to be expected for the full year. The balance sheet data as of August 29, 2009 was derived from audited financial statements, but does not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in our Annual Report to Shareholders for the year ended August 29, 2009.

NOTE 2: New Accounting Pronouncements

On January 21, 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, amending Accounting Standards Codification (ASC) 820 (formerly Statement of Financial Accounting Standards No. 157) to add new requirements. The new requirements are disclosures about transfers into and out of Levels 1 and 2 measurements (as defined in Note 3) and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements (as defined in Note 3). ASU 2010-06 clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new guidance became effective for our second quarter of Fiscal 2010, except for the requirement to provide Level 3 activity on a gross basis. That requirement will be effective starting in the first fiscal year beginning after December 15, 2010 (our Fiscal 2012).

On February 24, 2010, the FASB issued ASU 2010-09, which amends ASC 855 to address certain implementation issues related to an entity's requirement to perform and disclose subsequent events procedures. ASU 2010-09 requires entities that make filings with the Securities and Exchange Commission (SEC) to evaluate subsequent events through the date the financial statements are issued. The new guidance became effective immediately for financial statements that are issued or available to be issued. See Note 14.

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

The following tables set forth by level within the fair value hierarchy, our financial assets that were accounted for at fair value on a recurring basis at February 27, 2010 and August 29, 2009 according to the valuation techniques we used to determine their fair values:
		Fair Value Measurements Using Inputs Considered As
(In thousands)	Fair Value at February 27, 2010	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs
Cash and cash equivalents	$41,609	$41,609	$—	$—
Short-term investments (includes Put Rights)	9,000	—	—	9,000
Long-term investments	19,748	—	—	19,748
Assets that fund deferred compensation	11,410	11,410	—	—

		Fair Value Measurements Using Inputs Considered As
(In thousands)	Fair Value at August 29, 2009	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs
Cash and cash equivalents	$36,566	$36,566	$—	$—
Short-term investments (includes Put Rights)	13,500	—	—	13,500
Long-term investments	19,794	—	—	19,794
Assets that fund deferred compensation	10,858	10,858	—	—

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):
	Quarter Ended		Six Months Ended
(In thousands)	February 27, 2010	February 28, 2009	February 27, 2010	February 28, 2009
Balance at beginning of period	$33,306	$32,750	$33,294	$37,538
Net realized gain (loss) included in earnings	—	167	—	(27)
Net change included in other comprehensive income	(58)	559	154	1,365
Sales	(4,500)	—	(4,700)	(5,400)
Balance at end of period	$28,748	$33,476	$28,748	$33,476

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash Equivalents
The carrying value of cash equivalents approximates fair value as maturities are less than three months. Our cash equivalents are comprised of money market funds traded in an active market with no restrictions and are classified as Level 1.

Long-Term and Short-Term Investments
Our debt securities are comprised of Auction Rate Securities (ARS) and Put Rights (each as defined and described in Note 4). Our short-term and long-term ARS related investments are classified as Level 3 as quoted prices were unavailable due to events described in Note 4. Due to limited market information, we utilized a discounted cash flow (DCF) model to derive an estimate of fair value at February 27, 2010. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with ARS.

Marketable Equity Securities
Our marketable equity securities are measured at fair value using quoted market prices and primarily consist of equity-based mutual funds. They are classified as Level 1 as they are traded in an active market for which closing stock prices are readily available. These securities fund the deferred compensation program and are presented as other assets in the accompanying balance sheets.

NOTE 4: Investments

We own investments in marketable securities that have been designated as available for sale or trading securities in accordance with ASC Topic 320, Investments-Debt and Equity Securities. At February 27, 2010, we held $29 million (par value) of investments comprised of tax-exempt ARS, which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through Dutch auctions.

Since February 2008, most ARS auctions have failed for these securities and there is no assurance that future auctions will succeed and, as a result, our ability to liquidate our investment and fully recover the par value in the near term may be limited or nonexistent. We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default. As of the date of this report, we have continued to receive interest payments on the ARS in accordance with their terms. We believe we will ultimately be able to liquidate our ARS related investments without significant loss primarily due to the collateral securing our ARS and the legal settlement agreement we previously entered into with UBS AG (UBS). Our UBS settlement allows for a portion of our ARS to be redeemed at par as early as June 30, 2010. However, the remaining portfolio could take until final maturity of the ARS (up to 25 years) to realize the par value of our investments. Due to the changes and uncertainty in the ARS market, we believe the recovery period for these investments is likely to be longer than 12 months and as a result, we have classified these investments as long-term as of February 27, 2010. Our short-term ARS investments of $9 million relate to the UBS portion of our portfolio including the rights to require UBS to purchase (the Put Rights) at par value at any time during a two-year sale period beginning June 30, 2010.

The terms of the UBS settlement agreement also allowed us to borrow on a portion of our portfolio at no net cost and as a result, we borrowed $6.3 million under this arrangement, which is presented as short-term ARS borrowings on our balance sheet. We have the ability to maintain the no net cost loans until the securities are liquidated or they reach the June 2010 put date. During the second fiscal quarter, UBS elected to redeem one security that had a par value of $4.5 million. Terms of the settlement agreement required us to repay a portion of the outstanding borrowings. This requirement resulted in a $2.8 million reduction to our short-term borrowings with the remaining $1.7 million being returned to us in cash. In addition, short-term ARS investments of $200,000 not part of the UBS portfolio were redeemed by the issuer at par in December 2009.

At February 27, 2010, there was insufficient observable ARS market information available to determine the fair value of our ARS investments, including the Put Rights. We recorded a temporary impairment of $252,000 related to our long-term ARS investments of $20.0 million (par value) that were not part of the UBS settlement as of February 27, 2010.

NOTE 5: Inventories

Inventories are valued at the lower of cost or market, with cost being determined under the last-in, first-out (LIFO) method and market defined as net realizable value.

Inventories consist of the following:
(In thousands)	February 27, 2010	August 29, 2009
Finished goods	$28,999	$18,709
Work-in-process	32,431	24,982
Raw materials	29,137	33,505
	90,567	77,196
LIFO reserve	(30,743)	(30,346)
Total inventories	$59,824	$46,850

NOTE 6: Property, Plant and Equipment

Property, plant and equipment is stated at cost, net of accumulated depreciation and consists of the following:
(In thousands)	February 27, 2010	August 29, 2009
Land	$772	$772
Buildings	49,352	49,220
Machinery and equipment	91,642	92,625
Transportation equipment	3,368	3,457
	145,134	146,074
Less accumulated depreciation	(119,488)	(118,034)
Total property, plant and equipment, net	$25,646	$28,040

NOTE 7: Credit Facility

On October 13, 2009, we entered into a Loan and Security Agreement (the "Loan Agreement") with Burdale Capital Finance, Inc., as Agent. The Loan Agreement provides for an initial $20.0 million revolving credit facility, based on eligible accounts receivable and eligible inventory, expiring on October 13, 2012, unless terminated earlier in accordance with its terms. The Loan Agreement contains no financial covenant restrictions for borrowings up to $12.5 million; provided that borrowings cannot exceed the Asset Coverage Amount (as defined in the Loan Agreement) divided by 2.25. The Loan Agreement also includes a framework to expand the size of the facility up to $50.0 million, based on mutually agreeable covenants to be determined at the time of expansion. No borrowings have been made under the Loan Agreement as of the date of this report. We intend to use any loan proceeds from the Loan Agreement for working capital and for other general corporate purposes, if needed.

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

Changes in our product warranty liability are as follows:
	Quarter Ended		Six Months Ended
(In thousands)	February 27, 2010	February 28, 2009	February 27, 2010	February 28, 2009
Balance at beginning of period	$6,180	$8,705	$6,408	$9,859
Provision	1,352	428	2,481	1,580
Claims paid	(965)	(1,581)	(2,322)	(3,887)
Balance at end of period	$6,567	$7,552	$6,567	$7,552

NOTE 9: Employee and Retiree Benefits

Postretirement health care and deferred compensation benefits are as follows:
(In thousands)	February 27, 2010	August 29, 2009
Postretirement health care benefit cost	$36,117	$35,312
Non-qualified deferred compensation	25,716	26,092
Executive share option plan liability	9,041	8,444
SERP benefit liability	3,355	3,259
Executive deferred compensation	68	59
Total postretirement health care and deferred compensation benefits	74,297	73,166
Less current portion	(4,024)	(3,997)
Long-term postretirement health care and deferred compensation benefits	$70,273	$69,169

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

Net periodic postretirement health care benefit income consisted of the following components:
	Quarter Ended		Six Months Ended
(In thousands)	February 27, 2010	February 28, 2009	February 27, 2010	February 28, 2009
Interest cost	$495	$530	$989	$1,060
Service cost	138	147	278	295
Net amortization and deferral	(831)	(874)	(1,662)	(1,749)
Net periodic postretirement benefit income	$(198)	$(197)	$(395)	$(394)

Payments for postretirement health care	$278	$217	$461	$409

For accounting purposes, we recognized income from the plan for both the second quarter and six months of both Fiscal 2010 and Fiscal 2009 due to the amortization of the cost savings from an amendment effective September 2004, which amended our postretirement health care benefit by establishing a maximum employer contribution amount.

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

Our repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which can last up to 18 months, provide that our liability will be the lesser of remaining principal owed by the dealer or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our liability cannot exceed 100 percent of the dealer invoice. Our contingent liability on these repurchase agreements was approximately $129.4 million and $90.6 million at February 27, 2010 and August 29, 2009, respectively.

In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of motor vehicles to repurchase current inventory if a dealership exits the business. Incremental repurchase exposure beyond existing repurchase agreements, related to dealer inventory in states that we have had historical experience of repurchasing inventory, totaled $3.4 million and $3.1 million at February 27, 2010 and August 29, 2009, respectively.

Based on the repurchase exposure as previously described, we established an associated loss reserve. Accrued loss on repurchases was $1.4 million as of February 27, 2010 and $1.2 million as of August 29, 2009. A summary of recent repurchase activity is as follows:
	Quarter Ended		Six Months Ended
(Dollars in thousands)	February 27, 2010	February 28, 2009	February 27, 2010	February 28, 2009
Inventory repurchased
Units	1	18	3	72
Dollars	$61	$1,559	$220	$6,468
Inventory resold
Units	2	28	4	70
Cash collected	$106	$1,906	$252	$5,243
Loss recognized	$25	$477	$41	$956

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

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to uncertainty of realizing deferred tax assets. As of February 27, 2010, and August 29, 2009, we have applied a full valuation allowance of $44.6 million and $45.3 million, respectively, against our deferred tax assets. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more-likely-than-not” standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company's current or previous losses are given more weight than its future outlook. Under that standard, our three-year historical cumulative loss was a significant negative factor. This loss, combined with uncertain near-term market and economic conditions, reduced our ability to rely on our projections of any future taxable income in determining whether a valuation allowance is appropriate. Accordingly, we have concluded that a full valuation allowance on our deferred tax assets was needed. We will continue to assess the likelihood that our deferred tax assets will be realizable, and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

On November 6, 2009, the President of the United States signed into law the Worker, Homeownership, and Business Assistance Act of 2009, which expands the net operating loss (NOL) carryback period from two to five years, allowing us to carryback all Fiscal 2009 NOLs. As a result, we recorded a tax benefit of $4.8 million related to the portion of the 2009 NOL that was previously not able to be carried back and reduced the associated valuation allowance. We filed our carryback tax return in December 2009 and received our federal refund of $21.9 million during our second quarter of Fiscal 2010.

We file tax returns in the U.S. federal jurisdiction, as well as various international and state jurisdictions. Our federal income tax returns for Fiscal 2006 through Fiscal 2008 were under examination by the IRS as of the end of the second quarter of 2010. Subsequent to quarter end, we received notification from the IRS that their exam was complete; no material adjustments were noted as a result of the exam. Although certain years are no longer subject to examinations by the IRS and various state taxing authorities, NOL carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities if they either have been or will be used in a future period. A number of years may elapse before an uncertain tax position is audited and finally resolved, and it is often very difficult to predict the outcome of such audits. Periodically, various state and local jurisdictions conduct audits, therefore, a variety of other years are subject to state and local jurisdiction review.

As of February 27, 2010, our total unrecognized tax benefits were $8.0 million, all of which, if recognized, would positively affect our effective tax rate as all of the deferred tax assets associated with these positions have a full valuation allowance established against them. It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits into tax expense. As of February 27, 2010, we had accrued $2.7 million in interest and penalties. Changes in our total unrecognized tax benefits are as follows:
	Six Months Ended
(In thousands)	February 27, 2010	February 28, 2009
Balance at beginning of period	$(9,012)	$(9,470)
Gross increases - tax positions in a prior period	(123)	33
Gross decreases - tax positions in a prior period	805	288
Gross increases - current period tax positions	(100)	206
Settlements	416	—
Lapse of statute of limitations	—	—
Balance at end of period	$(8,014)	$(8,943)

We anticipate there could be a potential decrease in unrecognized tax benefits of approximately $2.0 million within the next twelve months from expected settlements or payments of uncertain tax positions. Actual results may differ materially from this estimate.

NOTE 12: Income Per Share

The following table reflects the calculation of basic and diluted income per share:
	Quarter Ended		Six Months Ended
(In thousands, except per share data)	February 27, 2010	February 28, 2009	February 27, 2010	February 28, 2009
Income (loss) per share - basic:
Net income (loss)	$706	$(10,381)	$(638)	$(19,977)
Weighted average shares outstanding	29,080	29,037	29,077	29,032
Net income (loss) per share - basic	$0.02	$(0.36)	$(0.02)	$(0.69)

Income (loss) per share - assuming dilution:
Net income (loss)	$706	$(10,381)	$(638)	$(19,977)
Weighted average shares outstanding	29,080	29,037	29,077	29,032
Dilutive impact of options and awards outstanding	11	9	11	9
Weighted average shares and potential dilutive shares outstanding	29,091	29,046	29,088	29,041
Net income (loss) per share - assuming dilution	$0.02	$(0.36)	$(0.02)	$(0.69)

At the end of the second quarters of Fiscal 2010 and Fiscal 2009, there were options outstanding to purchase 951,615 shares and 1,018,732 shares, respectively, of common stock at an average price of $28.18 and $27.30, respectively, which were not included in the computation of diluted income per share because they are considered anti-dilutive under the treasury stock method per ASC 260.

NOTE 13: Comprehensive Income

Comprehensive income, net of tax, consists of:
	Quarter Ended		Six Months Ended
(In thousands)	February 27, 2010	February 28, 2009	February 27, 2010	February 28, 2009
Net income (loss)	$706	$(10,381)	$(638)	$(19,977)
Change in temporary impairment of investments, net of tax	(36)	388	97	851
Amortization of prior service credit	(652)	(656)	(1,304)	(1,289)
Amortization of actuarial loss	137	110	274	216
Comprehensive income (loss)	$155	$(10,539)	$(1,571)	$(20,199)

NOTE 14: Subsequent Event

We filed a shelf registration statement on Form S-3 (the Registration Statement) which was declared effective by the SEC on March 31, 2010. We have the ability to offer to sell up to $35 million of our common stock in one or more offerings pursuant to the Registration Statement. Currently, there are no plans to offer and sell the common stock under the Registration Statement; however, we believe that it will provide us with the flexibility to act on an expedited basis to access another source of liquidity in addition to the alternatives already in place. The terms of any offering under the Registration Statement will be established at the time of such offering.

We evaluated all events or transactions occurring between the balance sheet date and the date of issuance of the financial statements that would require recognition or disclosure in the financial statements. There were no material subsequent events, except as described above.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that this management's discussion be read in conjunction with the Management's Discussion and Analysis included in our Annual Report to Shareholders for the year ended August 29, 2009.

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

Executive Overview
Winnebago Industries, Inc. is the leading U.S. manufacturer of motor homes with a proud history of manufacturing recreation vehicles for more than 50 years. Our strategy is to manufacture quality motor homes in a profitable manner. We produce all of our motor homes in highly vertically integrated manufacturing facilities in the state of Iowa. We primarily distribute our products through independent dealers throughout the United States and Canada, who then retail the products to the end consumer. In Calendar 2009, we led the industry in combined retail unit market share of Class A and Class C motor homes in the U.S., a position that we have held for the past nine calendar years. In Calendar 2009, we held the number three position in retail unit market share for Class B motor homes.

Our retail market share, as reported by Statistical Surveys, Inc. (Statistical Surveys), for the past three calendar years is as follows:
	Calendar Year
	2009	2008	2007
Class A gas	23.0%	23.3%	22.1%
Class A diesel	11.2%	8.1%	9.0%
Total Class A	16.6%	15.4%	15.3%
Class C	22.9%	23.0%	24.0%
Total Class A and C	19.2%	18.5%	18.7%

Class B	17.9%	3.7%	—%

Industry Outlook
As evidenced below, the motorized RV market has been significantly impacted by highly unstable market conditions in the past two years, both from a wholesale and a retail perspective. The tightening of the wholesale and retail credit markets, low consumer confidence, the effect of the global recession and uncertainty related to fuel prices have placed pressure on retail sales and as a result, dealers have significantly reduced their inventory levels.

We believe that the bottom of dealer inventory levels was reached during the fourth calendar quarter of 2009, as industry shipments finally began to increase over the prior year in the months of November and December. Retail registrations did not show that same trend, but were approaching nearly flat comparisons over the prior year in the months of November and December of 2009. The current industry outlook for Calendar 2010 per the Recreational Vehicle Industry Association (RVIA) is for wholesale shipments to be at a level similar to the retail activity in Calendar 2009. Prospective retail demand must improve to support this wholesale shipment forecast.

Key statistics for the motor home industry are as follows:
	Industry A & C Motor Home Wholesale Shipments(1) Calendar Year					Industry A & C Motor Home Retail Registrations(2) Calendar Year
(In units)	2008		2007	Decrease	Change	2008		2007	Decrease	Change
First Quarter	10,400		13,600	(3,200)	(23.5)%	8,400		11,000	(2,600)	(23.6)%
Second Quarter	8,600		15,000	(6,400)	(42.7)%	9,400		14,600	(5,200)	(35.6)%
Third Quarter	4,600		12,400	(7,800)	(62.9)%	6,000		11,700	(5,700)	(48.7)%
Fourth Quarter	2,800		11,300	(8,500)	(75.2)%	3,900		8,000	(4,100)	(51.2)%
Total	26,400		52,300	(25,900)	(49.5)%	27,700		45,300	(17,600)	(38.9)%

(In units)	2009		2008	(Decrease) Increase	Change	2009		2008	Decrease	Change
First Quarter	2,200		10,400	(8,200)	(78.8)%	4,200		8,400	(4,200)	(50.0)%
Second Quarter	2,900		8,600	(5,700)	(66.3)%	5,800		9,400	(3,600)	(38.3)%
Third Quarter	2,900		4,600	(1,700)	(37.0)%	4,700		6,000	(1,300)	(21.7)%
Fourth Quarter	4,000		2,800	1,200	42.9%	3,500		3,900	(400)	(10.3)%
Total	12,000		26,400	(14,400)	(54.5)%	18,200		27,700	(9,500)	(34.3)%

	2010		2009	Increase	Change	2010		2009	Decrease	Change
January	1,400		600	800	133.3%	900	(4)	1,100	(200)	(18.2)%
February	1,800		700	1,100	157.1%			1,400
March - December	15,000	(3)	10,700	4,300	40.2%			15,700
Total	18,200	(3)	12,000	6,200	51.7%			18,200
(1)	Class A and C wholesale shipments as reported by RVIA, rounded to the nearest hundred.
(2)
Class A and C U.S. retail registrations as reported by Statistical Surveys, rounded to the nearest hundred. Note that retail registrations for Georgia and New Mexico are no longer included for 2009, 2008 and 2007 as complete data was not reported.

(3)	Based upon forecasted 2010 Class A and C wholesale shipments as reported by RVIA in the Roadsigns Spring 2010 issue.
(4)	Retail registrations for January 2010 as reported by Statistical Surveys do not include data for Georgia and New Mexico. Statistical Surveys has not issued a projection for 2010 retail demand.

Company Outlook
Similar to the overall motor home industry, after two years of declining motor home shipments, we have seen improvements in recent quarters in our business as dealers began to re-order product. During the second half of Calendar 2009, we saw a substantial growth in our backlog, which we attributed to the very low level of dealer inventories and the strong acceptance of our Model Year 2010 product lineup. As a result of the increased order activity, we hired approximately 350 hourly employees during the first quarter of Fiscal 2010 and began to increase our weekly production rates in October 2009. This production ramp-up allowed us to ship an additional 315 units in our second quarter as compared to our first quarter of Fiscal 2010, an increase of nearly 40 percent. Note that our dealers' inventories increased for the first time in two years during our second fiscal quarter of Fiscal 2010. While we are encouraged with these improvements, the economic outlook remains uncertain and we believe retail sales will be the key driver to sustain our recovery and for continued growth going forward.

All of our key metrics for Class A, B and C motor homes, as previously discussed, are evidenced in the table below:
			As of Quarter End
(In units and presented in fiscal quarters)	Wholesale Deliveries	Retail Registrations	Dealer Inventory	Order Backlog
3rd Quarter 2008	1,627	2,123	4,341	1,147
4th Quarter 2008	928	1,606	3,663	596
1st Quarter 2009	656	1,050	3,269	338
2nd Quarter 2009	315	666	2,918	335
Rolling 12 months (March 2008 Through February 2009)	3,526	5,445

3rd Quarter 2009	620	1,214	2,324	382
4th Quarter 2009	605	1,235	1,694	940
1st Quarter 2010	794	921	1,567	1,521
2nd Quarter 2010	1,109	654	2,022	1,159
Rolling 12 months (March 2009 Through February 2010)	3,128	4,024

Key Comparisons:	Wholesale Deliveries	Retail Registrations	Dealer Inventory	Order Backlog
Rolling 12 month comparison (February 2010 to February 2009)	(398)	(1,421)	(896)	824
	(11.3)%	(26.1)%	(30.7)%	246.0%

2nd quarter 2010 as compared to 2nd quarter 2009	794	(12)	(896)	824
	252.1%	(1.8)%	(30.7)%	246.0%

2nd quarter 2010 as compared to 1st quarter 2010	315	(267)	455	(362)
	39.7%	(29.0)%	29.0%	(23.8)%

Order backlog for our motor homes and dealer inventory levels is as follows:
	As Of
	February 27, 2010		February 28, 2009
	Units	Product Mix	Units	Product Mix	Increase (Decrease)	Change
Class A gas	372	32.1%	67	20.0%	305	455.2%
Class A diesel	263	22.7%	27	8.1%	236	874.1%
Total Class A	635	54.8%	94	28.1%	541	575.5%
Class B	16	1.4%	9	2.7%	7	77.8%
Class C	508	43.8%	232	69.2%	276	119.0%
Total backlog	1,159	100.0%	335	100.0%	824	246.0%

Total approximate revenue dollars (in thousands) (1)	$110,916		$27,389		$83,527	305.0%

Dealer inventory (units)	2,022		2,918		(896)	(30.7)%
(1)
We include in our backlog all accepted purchase orders from dealers to be shipped within the next six months. Orders in backlog can be canceled or postponed at the option of the purchaser at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Results of Operations

Current Quarter Compared to the Comparable Quarter Last Year

The following is an analysis of changes in key items included in the statements of operations:
	Quarter Ended
(In thousands, except percent and per share data)	February 27, 2010	% of Revenues	February 28, 2009	% of Revenues	Increase (Decrease)	% Change
Net revenues	$110,529	100.0%	$31,808	100.0%	$78,721	247.5%
Cost of goods sold	105,745	95.7%	43,600	137.1%	62,145	142.5%
Gross profit (deficit)	4,784	4.3%	(11,792)	(37.1)%	16,576	140.6%
Selling	3,102	2.8%	2,816	8.8%	286	10.2%
General and administrative	3,540	3.2%	4,003	12.6%	(463)	(11.6)%
Total operating expenses	6,642	6.0%	6,819	21.4%	(177)	(2.6)%
Operating loss	(1,858)	(1.7)%	(18,611)	(58.5)%	16,753	90.0%
Financial income	364	0.3%	633	2.0%	(269)	(42.5)%
Loss before income taxes	(1,494)	(1.4)%	(17,978)	(56.5)%	16,484	91.7%
Benefit for taxes	(2,200)	(2.0)%	(7,597)	(23.9)%	5,397	71.0%
Net income (loss)	$706	0.6%	$(10,381)	(32.6)%	$11,087	106.8%

Diluted income (lose) per share	$0.02		$(0.36)		$0.38	105.6%
Fully diluted average shares outstanding	29,091		29,046		45	0.2%

Unit deliveries consisted of the following:
	Quarter Ended
(In units)	February 27, 2010	Product Mix	February 28, 2009	Product Mix	Increase	% Change
Class A gas	378	34.1%	77	24.4%	301	390.9%
Class A diesel	254	22.9%	45	14.3%	209	464.4%
Total Class A	632	57.0%	122	38.7%	510	418.0%
Class B	64	5.8%	8	2.6%	56	700.0%
Class C	413	37.2%	185	58.7%	228	123.2%
Total deliveries	1,109	100.0%	315	100.0%	794	252.1%

Net revenues for the second quarter of Fiscal 2010 increased $78.7 million, or 247.5 percent, compared to the second quarter of Fiscal 2009, due to the following:

Volume increase: The primary reason for the net revenue increase was due to an increase in unit deliveries of 252.1 percent.

Pricing and mix: Our motor home average selling price (ASP), net of discounts, increased 8.2 percent. The increase in our ASP was due to a decrease of product discounts offered at the wholesale level and a shift in our mix to higher-priced product as our sales mix was more heavily weighted to Class A product as compared to the comparable quarter last year.

Repurchases: Our repurchase loss provision, which is a deduction from gross revenue, decreased 4.2 percent (as a percentage of revenue) during the quarter, or $1.2 million. We repurchased one motor home and resold two during the quarter, incurring actual losses of $25,000. Further discussion of our repurchase activity is included in Note 10.

Promotional incentives: Our retail and other incentives decreased 4.2 percent (as a percent of net revenues). In the prior year, we had more retail incentive programs in place to help stimulate dealer retail demand.

Cost of products sold was $105.7 million, or 95.7 percent of net revenues for the second quarter of Fiscal 2010 compared to $43.6 million, or 137.1 percent of net revenues for the second quarter of Fiscal 2009. Variable costs (material, labor, variable overhead, delivery, and warranty) increased $60.7 million as a result of the increased number of motor homes sold. As a percent of revenues, however, variable costs decreased to 86.4 percent of net revenues for the second quarter of Fiscal 2010 from 109.3 percent for the second quarter of Fiscal 2009. This decrease in percentage is due to reduced material and labor costs and improved labor efficiencies, both resulting from production volume increases. Fixed overhead (manufacturing support labor, depreciation and facility costs) and research and development-related costs increased $1.5 million to 9.3 percent, as a percentage of net revenues, for the second quarter of Fiscal 2010 as compared to 27.7 percent of net revenues for the second quarter of Fiscal 2009. The decrease in percentage was due to greater absorption of fixed costs resulting from higher production volumes.

When all factors as described above are considered, gross profit was 4.3 percent of net revenues for the second quarter of Fiscal 2010 compared to a gross deficit of 37.1 percent during the second quarter of Fiscal 2009.

Selling expenses increased $286,000, or 10.2 percent, during the second quarter of Fiscal 2010. The increase was due to $210,000 in labor-related expenses and $185,000 in advertising expenses, partially offset by certain spending reductions. As a percentage of net revenues, selling expenses decreased 6.0 percent, from 8.8 percent to 2.8 percent for the second quarter of Fiscal 2009 and Fiscal 2010, respectively.

General and administrative expenses decreased $463,000, or 11.6 percent, during the second quarter of Fiscal 2010 and, as a percentage of net revenues were 3.2 percent and 12.6 percent for the second quarters of Fiscal 2010 and Fiscal 2009, respectively. This decrease, in dollars was due to reductions of $485,000 in legal expenses, $120,000 less expense associated with our idled facilities and other spending reductions, partially offset by an increase of $388,000 in product liability expense.

Financial income decreased $269,000, or 42.5 percent, during the second quarter of Fiscal 2010. This was primarily due to increased fees of $115,000 on our Loan Agreement with Burdale Capital Finance, Inc. and a $105,000 reduction in the impairment on our ARS. See Notes 4 and 7.

The overall effective income tax rate for the second quarter of Fiscal 2010 was a benefit of 147.3 percent compared to a benefit rate of 42.3 percent for the second quarter of Fiscal 2009. The following table breaks down the two aforementioned tax rates:
	Quarter Ended
	February 27, 2010		February 28, 2009
(In thousands)	Amount	Effective Rate	Amount	Effective Rate
Tax benefit before discrete items	$(928)	(62.1)%	$(7,221)	(40.2)%
Discrete items:
Increase in valuation allowance	1,189	79.5%	—	—
Uncertain tax positions settlements and adjustments	(882)	(59.0)%	—	—
Tax planning initiatives	(1,576)	(105.5)%	(376)	(2.1)%
Other	(3)	(0.2)%	—	—
Total benefit for taxes	$(2,200)	(147.3)%	$(7,597)	(42.3)%

Tax benefit before discrete items
The overall effective income tax benefit rate for the quarter ended February 27, 2010 was 62.1 percent compared to the effective tax benefit rate of 40.2 percent for the quarter ended February 28, 2009. The primary reason for the difference in the overall effective rate for the quarter ended February 27, 2010 as compared to the quarter ended February 28, 2009 is the relationship between our lower pre-tax loss relative to the permanent financial accounting to taxable income (loss) adjustments. An example of a permanent adjustment would be tax-free income from company-owned life insurance and ARS.

Valuation allowance increase
A full valuation allowance of $1.2 million was established in our second quarter of Fiscal 2010 on the increase in deferred tax assets. As a result, no tax benefit was recorded attributable to the net operating losses occurring during the second quarter of Fiscal 2010. For further discussion of income taxes, see Note 11.

Uncertain tax positions settlements and adjustments
Benefits of $882,000 were recorded during the second quarter of Fiscal 2010 as a result of settlements of uncertain tax positions with taxing authorities and other adjustments to uncertain tax positions occurring during the quarter.

Tax planning initiatives
Benefits of $1.6 million and $376,000 were recorded during the second quarters of Fiscal 2010 and Fiscal 2009, respectively as a result of tax planning initiatives.

Net income was $706,000, or $.02 per diluted share, for the second quarter of Fiscal 2010 compared to net loss of $10.4 million, or $.36 per diluted share, for the second quarter of Fiscal 2009. See Note 12.

First Six Months of Fiscal 2010 Compared to the First Six Months of Fiscal 2009

The following is an analysis of changes in key items included in the statements of operations for the six months ended February 27, 2010 compared to February 28, 2009:
	Six Months Ended
(In thousands, except percent and per share data)	February 27, 2010	% of Revenues	February 28, 2009	% of Revenues	Increase (Decrease)	% Change
Net revenues	$191,546	100.0%	$101,206	100.0%	$90,340	89.3%
Cost of goods sold	186,238	97.2%	121,892	120.4%	64,346	52.8%
Gross profit (deficit)	5,308	2.8%	(20,686)	(20.4)%	25,994	125.7%
Selling	6,331	3.3%	6,481	6.4%	(150)	(2.3)%
General and administrative	6,812	3.6%	8,334	8.2%	(1,522)	(18.3)%
Total operating expenses	13,143	6.9%	14,815	14.6%	(1,672)	(11.3)%
Operating loss	(7,835)	(4.1)%	(35,501)	(35.0)%	27,666	77.9%
Financial income	131	0.1%	1,157	1.1%	(1,026)	(88.7)%
Loss before income taxes	(7,704)	(4.0)%	(34,344)	(33.9)%	26,640	77.6%
Benefit for taxes	(7,066)	(3.7)%	(14,367)	(14.2)%	7,301	50.8%
Net loss	$(638)	(0.3)%	$(19,977)	(19.7)%	$19,339	96.8%

Diluted loss per share	(0.02)		(0.69)		$0.67	97.1%
Fully diluted average share outstanding	29,088		29,041		47	0.2%

Unit deliveries consisted of the following:
	Six Months Ended
(In units)	February 27, 2010	Product Mix %	February 28, 2009	Product Mix %	Increase	% Change
Class A gas	613	32.2%	242	24.9%	371	153.3%
Class A diesel	434	22.8%	163	16.8%	271	166.3%
Total Class A	1,047	55.0%	405	41.7%	642	158.5%
Class B	126	6.6%	43	4.4%	83	193.0%
Class C	730	38.4%	523	53.9%	207	39.6%
Total deliveries	1,903	100.0%	971	100.0%	932	96.0%

Net revenues for the six months ended February 27, 2010 increased $90.3 million, or 89.3 percent, due to the following:

Volume increase: The primary reason for the net revenue increase was due to an increase in unit deliveries of 96.0 percent.

Pricing and mix: Our motor home ASP, net of discounts, increased 3.3 percent. The increase in our ASP was due to a decrease of product discounts offered at the wholesale level and a shift in our mix to higher-priced product as our sales mix was more heavily weighted to Class A product as compared to the comparable period last year.

Repurchases: Our repurchase loss provision, which is a deduction from gross revenues, decreased 2.9 percent (as a percentage of net revenues), or $2.8 million. We repurchased three motor homes and resold four motor homes, incurring losses of $41,000. Further discussion of our repurchase activity is included in Note 10.

The foregoing factors were partially offset by a decrease in other revenue, as revenues for motor home parts and services and other manufactured products decreased by 16.1 percent.

Cost of products sold was $186.2 million, or 97.2 percent of net revenues for the first six months of Fiscal 2010 compared to $121.9 million, or 120.4 percent of net revenues for the comparable period a year ago. Variable costs (material, labor, variable overhead, delivery and warranty) increased $65.9 million as a result of the increased number of motor homes sold. As a percent of revenues, however, variable costs decreased to 87.0 percent for the first six months of Fiscal 2010 from 99.6 percent for the same period a year ago. This decrease in percentage is due to reduced material and labor costs and improved labor efficiencies as a result of production volume increases. Fixed overhead (manufacturing support labor, depreciation and facility costs) and research and development-related costs decreased $1.6 million, and were 10.2 percent of net revenues for the first six months of Fiscal 2010 compared to 20.9 percent of net revenues in the comparable period a year ago. The decrease in percentage was due to greater absorption of fixed costs resulting from higher production volumes. When all factors as described above are considered, gross profit was $5.3 million, or 2.8 percent, of net revenues for the first six months of Fiscal 2010 compared to a gross deficit of $20.7 million, or 20.4 percent, of net revenues during the comparable period a year ago.

Selling expenses decreased $150,000, or 2.3 percent, for the six months ended February 27, 2010 and, as a percent of net revenues, were 3.3 percent and 6.4 percent during the six months of Fiscal 2010 and Fiscal 2009, respectively. Sales incentives increased $165,000, advertising expenses increased $125,000, and were offset by reductions of $195,000 for repurchase unit delivery expenses and other spending reductions.

General and administrative expenses decreased $1.5 million, or 18.3 percent, for the first six months of Fiscal 2010 and, as a percent of net revenues, were 3.6 percent and 8.2 percent during the first six months of Fiscal 2010 and Fiscal 2009, respectively. The decrease in dollars was due to reductions in legal expenses of $895,000, labor-related expenses of $645,000, partially offset by product liability increased expense of $780,000.

Financial income decreased $1.0 million, or 88.7 percent, for the six months ended February 27, 2010. The decrease in financial income was due primarily to increased credit facility costs and a reduction in investment interest rates.

The overall effective income tax rate for the six months ended February 27, 2010 was a benefit of 91.7 percent compared to a benefit of 41.8 percent for the six months ended February 28, 2009. The following table breaks down the two aforementioned tax rates:
	Six Months Ended
	February 27, 2010		February 28, 2009
(In thousands)	Amount	Effective Rate	Amount	Effective Rate
Tax benefit before discrete items	$(3,469)	(45.0)%	$(13,717)	(39.9)%
Discrete items:
Valuation allowance:
Increase	3,728	48.4%	—	—
(Decrease)	(4,784)	(62.1)%	—	—
Uncertain tax positions settlements and adjustments	(882)	(11.4)%	—	—
Tax planning initiatives	(1,576)	(20.5)%	(650)	(1.9)%
Other	(84)	(1.1)%	—	—
Total benefit for taxes	$(7,067)	(91.7)%	$(14,367)	(41.8)%

Tax benefit before discrete items
The overall effective income tax benefit rate for the six months ended February 27, 2010 was 45.0 percent compared to the overall effective tax benefit rate of 39.9 percent for the six months ended February 28, 2009. The primary reason for the difference in the overall effective rate is the relationship between our lower pre-tax loss relative to the permanent financial accounting to taxable income (loss) adjustments for the six months ended February 27, 2010 as compared to the six months ended February 28, 2009. An example of a permanent adjustment would be tax-free income from company-owned life insurance and student loan-related assets.

Valuation allowance increase
A full valuation allowance of $3.7 million was established in the first six months of Fiscal 2010 on our increase in deferred tax assets. As a result, no tax benefit was recorded attributable to NOLs occurring during the first six months of Fiscal 2010. For further discussion of income taxes, see Note 11.

Valuation allowance decrease
At the end of Fiscal 2009, we had established a valuation allowance on all deferred tax assets and NOL carryforward assets associated with Fiscal 2009. During our first quarter of Fiscal 2010, the President of the United States signed into law the Worker, Homeownership, and Business Assistance Act of 2009, which expands the carryback period from two to five years, allowing us to carryback all Fiscal 2009 NOL. As a result, we recorded a tax benefit of $4.8 million and reduced the associated valuation allowance due to this beneficial tax law change.

Uncertain tax positions settlements and adjustments
During the first six months of Fiscal 2010, benefits of $882,000 were recorded as a result of settlements of uncertain tax positions with taxing authorities and other adjustments to uncertain tax positions.

Tax planning initiatives
Benefits of $1.6 million and $650,000 were recorded as a result of tax planning initiatives recognized during the first six months of Fiscal 2010 and 2009, respectively.

Net loss was $638,000, or $.02 per diluted share, for the first six months of Fiscal 2010 compared to net loss of $20.0 million, or $.69 per diluted share, for the first six months of of Fiscal 2009. See Note 12.

Analysis of Financial Condition, Liquidity and Resources

Cash and cash equivalents totaled $41.6 million and $36.6 million as of February 27, 2010 and  August 29, 2009, respectively. Cash and short-term and long-term investments, net of temporary impairments, totaled $28.7 million as of February 27, 2010 and $33.3 million as of August 29, 2009. See Notes 3 and 4.

Working capital at February 27, 2010 and August 29, 2009 was $78.1 million and $79.5 million, respectively, a decrease of $1.4 million. We currently expect cash on hand, funds generated from operations (if any) and the availability under the credit facility to be sufficient to cover both short-term and long-term operation requirements.

We anticipate capital expenditures during the balance of Fiscal 2010 of approximately $1.0 million primarily for manufacturing equipment and facilities which will be funded with cash on hand.

Significant liquidity events in the first six months of Fiscal 2010 include:

Receipt of tax refunds of approximately $23.5 million: As set forth above, the Worker, Homeownership, and Business Assistance Act of 2009, allows us to carryback all of our Fiscal 2009 NOL. We filed our carryback federal tax return in December 2009 and received the entire refund of $21.9 million in January 2010. We also received state refunds of approximately $1.5 million during our second quarter.

ARS redemptions: During the second quarter of Fiscal 2010, UBS elected to redeem one of our securities and as a result, we received $1.7 million in proceeds. We have the ability to put the remaining $2.7 million of unencumbered ARS held by UBS to UBS in the fourth quarter of Fiscal 2010. In addition, short-term ARS investments of $200,000, not part of the UBS portfolio, were redeemed by the issuer at par in December 2009.

We have multiple assets held for sale, including our plane and two manufacturing facilities. Total listing price of these assets is in excess of $10 million.

We also have in place a $20 million revolving credit facility, as described in further detail in Note 7, which allows us to borrow up to $12.5 million without financial covenant restrictions if there is adequate asset coverage. The facility also includes a framework to expand the size of the facility up to $50.0 million, based on mutually agreeable covenants to be determined at the time of expansion. This potential additional borrowing capacity may be beneficial to us if inventory levels need to substantially increase rapidly as a result of product demand.

Lastly, we filed a Registration Statement on Form S-3, which was declared effective by the SEC on March 31, 2010. We have the ability to offer and sell up to $35 million of our common stock in one or more offerings pursuant to the Registration Statement. The Registration Statement will be available for use for three years. We currently have no plans to offer and sell the common stock under the Registration Statement; however, it does provide another source of liquidity in addition to the alternatives already in place.

Operating Activities
Cash provided by operating activities was $4.9 million for the six months ended February 27, 2010 compared to cash used of $2.3 million for the six months ended February 28, 2009. The combination of a significant decrease in net loss and an improvement in non-cash charges (e.g., depreciation, stock-based compensation) provided $3.0 million of operating cash compared to a usage of $15.5 million in the prior year period. In Fiscal 2010, increases in inventory and accounts receivables were offset by a reduction in income tax receivables and an increase in accounts payable and accrued expenses. In Fiscal 2009, inventories were significantly reduced.

Investing Activities
Cash provided by investing activities was due primarily to ARS redemptions of $4.7 million in the six months ended February 27, 2010, partially offset by capital spending of $943,000. During the six months ended February 28, 2009, cash provided by investing activities was due to ARS redemptions of $8.5 million partially offset by capital spending of $1.3 million.

Financing Activities
Cash used in financing activities of $3.2 million for the six months ended February 27, 2010 was primarily due to a payment on our borrowings on our ARS portfolio of $2.8 million. Cash provided by financing activities for the six months ended February 28, 2009 was due to a borrowing on our ARS portfolio of $9.1 million, partially offset by dividends paid of $3.5 million.

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

Revenue Recognition
Generally, revenues for motor homes are recorded when all of the following conditions are met: an order for a product has been received from a dealer, written or verbal approval for payment has been received from the dealer's floorplan financing institution and the product is delivered to the dealer who placed the order. Most sales are financed under floorplan financing arrangements with banks or finance companies.

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

Repurchase Commitments
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

Based on these repurchase agreements, we establish an associated loss reserve. This loss reserve is disclosed separately in the balance sheets. Repurchased sales are not recorded as a revenue transaction, but the net difference between the original repurchase price and the resale price is recorded against the loss reserve, which is a deduction from gross revenue. There are two significant assumptions associated with establishing our loss reserve for repurchase commitments: (1) the percentage of dealer inventory that we will be required to repurchase as a result of defaults by the dealer, and (2) the loss that will be incurred, if any, when repurchased inventory is resold. Prior to Fiscal 2009, losses under these agreements were not material. However, the substantial decrease in retail demand for recreation vehicles in the past 12 months and tightened credit standards by lenders have resulted in a significant increase in defaults by our dealers. To the extent that dealers are reducing their inventories, our overall exposure under repurchase agreements is likewise reduced. The percentage of dealer inventory we estimate we will repurchase is based on historical information, current trends and an analysis of dealer inventory aging for all dealers with inventory subject to this obligation. The estimated loss per repurchased unit was based primarily on recent history because until Fiscal 2009, we were generally able to sell repurchased units for minimal losses. During the first three quarters of Fiscal 2009, we incurred significant losses associated with repurchases due to the challenging motor home industry conditions. As a result, we revised our underlying loss reserve estimate assumptions and increased our repurchase loss reserve during Fiscal 2009 based on rapidly changing circumstances. Further discussion of our repurchase commitments is included in Note 10.

Warranty
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

Stock-Based Compensation
Prior to Fiscal 2007, we granted stock options to our key employees and nonemployee directors as part of their compensation. In Fiscal 2007 and 2008, we granted restricted stock awards to key employees and nonemployee directors instead of stock options. No stock options or restricted stock awards were granted in Fiscal 2009 or in the first two quarters of Fiscal 2010.

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

Unrecognized Tax Benefits
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

Income Taxes
We account for income taxes in accordance with ASC 740. As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to the uncertainty of realizing deferred tax assets. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard. In making such assessments, significant weight is to be given to evidence that can be objectively verified. A company's current or previous losses are given more weight than its future outlook. Under that standard, our three-year historical cumulative loss was a significant negative factor. We have evaluated the sustainability of our deferred tax assets on our balance sheet which includes the assessment of cumulative income or losses over recent prior periods. Based on ASC 740 guidelines, we determined a full valuation allowance to be appropriate. We will continue to assess the likelihood that our deferred tax assets will be realizable at each reporting period and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

Postretirement Benefits Obligations and Costs
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

Other
We have reserves for other loss exposures, such as litigation, product liability, workers' compensation, employee medical claims, inventory and accounts receivable. Establishing loss reserves for these matters requires the use of estimates and judgment in regards to risk exposure and ultimate liability. We estimate losses under the programs using consistent and appropriate methods; however, changes in assumptions could materially affect our recorded liabilities for loss.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We have market risk exposure to our ARS and the related Put Rights, which is described in further detail in Note 4.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain "disclosure controls and procedures", as such term is defined under Securities Exchange Act of 1934, as amended ("Exchange Act") Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's disclosure control objectives.

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Report (the "Evaluation Date"). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

ITEM 1A. Risk Factors

Except as set forth below (and as previously reported in our Quarterly Report on Form 10-Q for the quarter ended November 28, 2009), there have been no material changes in the risk factors disclosed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended August 29, 2009.

Dependence on Suppliers
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 19, 2007, the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $60 million. There is no time restriction on this authorization. During the second quarter of Fiscal 2010, there were no shares of our common stock repurchased pursuant to this authorization or otherwise. As of February 27, 2010, there was approximately $59.3 million remaining under this authorization to be used for future repurchases of our common stock.

ITEM 5. Other Information
The Annual Meeting of Shareholders was held December 15, 2009.
Irvin E. Aal and Joseph W. England were elected directors at the Annual Meeting for terms expiring at the annual meeting following Fiscal 2012.

Directors whose terms continued after the shareholders meeting:

Jerry N. Currie	(2010)
Lawrence A. Erickson	(2010)
Robert M. Chiusano	(2010)
John V. Hanson	(2011)
Gerald C. Kitch	(2011)
Robert J. Olson	(2011)

( ) Represents calendar year of Annual Meeting that individual's term will expire.

The breakdown of votes for the election of two directors was as follows:*

Director	Votes Cast For	Authority Withheld
Irvin E. Aal (2012)	24,376,907	334,017
Joseph W. England (2012)	24,526,455	184,469

* There were no broker nonvotes.

Our proposal regarding ratification of the appointment of Deloitte & Touche LLP, as our independent registered public accountants for the fiscal year ending August 28, 2010.*

Votes Cast For	Votes Cast Against	Abstentions
24,616,976	71,528	22,420

* There were no broker nonvotes.

ITEM 6. Exhibits

3.1(ii)	Amended By-Laws of the Registrant (incorporated by reference in Exhibit 3.1 of the Registrant's Current Report on Form 8-K dated March 29, 2010).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated April 6, 2010.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated April 6, 2010.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 6, 2010.

32.2	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 6, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.
(Registrant)

Date	April 06, 2010	/s/ Robert J. Olson
Robert J. Olson
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date	April 06, 2010	/s/ Sarah N. Nielsen
Sarah N. Nielsen
Chief Financial Officer (Principal Financial Officer)