Form 10-Q
period 2010-05-29
WINNEBAGO INDUSTRIES INC
filed 2010-07-02
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 29, 2010
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

The number of shares of common stock, par value $0.50 per share, outstanding July 1, 2010 was 29,112,602.

WINNEBAGO INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

Winnebago Industries, Inc.
Unaudited Statements of Operations

	Quarter Ended		Nine Months Ended
(In thousands, except per share data)	May 29, 2010	May 30, 2009	May 29, 2010	May 30, 2009

Net revenues	$134,813	$50,848	$326,359	$152,054
Cost of goods sold	125,058	59,133	311,296	181,025
Gross profit (deficit)	9,755	(8,285)	15,063	(28,971)

Operating expenses:
Selling	3,107	3,083	9,438	9,564
General and administrative	3,244	3,414	10,056	11,748
Total operating expenses	6,351	6,497	19,494	21,312

Operating income (loss)	3,404	(14,782)	(4,431)	(50,283)
Financial income	158	209	289	1,366
Income (loss) before income taxes	3,562	(14,573)	(4,142)	(48,917)

Benefit for taxes	(2,430)	(6,020)	(9,496)	(20,387)
Net income (loss)	$5,992	$(8,553)	$5,354	$(28,530)

Income (loss) per common share:
Basic	$0.21	$(0.29)	$0.18	$(0.98)
Diluted	$0.21	$(0.29)	$0.18	$(0.98)

Weighted average common shares outstanding:
Basic	29,098	29,045	29,084	29,036
Diluted	29,107	29,056	29,097	29,046

Dividends paid per common share	$—	$—	$—	$0.12

See unaudited notes to financial statements.

Winnebago Industries, Inc.
Unaudited Balance Sheets

(In thousands, except per share data)	May 29, 2010	August 29, 2009

Assets
Current assets:
Cash and cash equivalents	$76,296	$36,566
Short-term investments	1,150	13,500
Receivables, less allowance for doubtful accounts ($93 and $185, respectively)	10,105	11,717
Inventories	39,134	46,850
Prepaid expenses and other assets	3,898	3,425
Income taxes receivable	1,148	17,356
Total current assets	131,731	129,414
Property, plant, and equipment, net	24,536	28,040
Assets held for sale	6,515	6,515
Long-term investments	19,272	19,794
Investment in life insurance	23,038	22,451
Other assets	15,218	14,252
Total assets	$220,310	$220,466

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$15,334	$10,370
Short-term ARS borrowings	610	9,100
Income taxes payable	80	299
Accrued expenses:
Accrued compensation	11,666	10,204
Product warranties	6,946	6,408
Self-insurance	4,643	5,356
Accrued loss on repurchases	1,595	1,199
Promotional	1,972	2,270
Other	4,966	4,748
Total current liabilities	47,812	49,954
Long-term liabilities:
Unrecognized tax benefits	6,090	9,012
Postretirement health care and deferred compensation benefits	70,071	69,169
Total long-term liabilities	76,161	78,181
Contingent liabilities and commitments
Stockholders' equity:
Capital stock common, par value $0.50; authorized 60,000 shares, issued 51,776 shares	25,888	25,888
Additional paid-in capital	29,480	29,726
Retained earnings	415,782	410,428
Accumulated other comprehensive income	5,014	6,540
Treasury stock, at cost (22,666 and 22,690 shares, respectively)	(379,827)	(380,251)
Total stockholders' equity	96,337	92,331
Total liabilities and stockholders' equity	$220,310	$220,466

See unaudited notes to financial statements.

Winnebago Industries, Inc.
Unaudited Statements of Cash Flows

	Nine Months Ended
(In thousands)	May 29, 2010	May 30, 2009
Operating activities:
Net income (loss)	$5,354	$(28,530)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,850	6,015
Stock-based compensation	414	760
Postretirement benefit income and deferred compensation expenses	927	1,030
(Reduction) provision for doubtful accounts	(65)	58
Deferred income taxes	—	(463)
Increase in cash surrender value of life insurance policies	(962)	(865)
Loss on disposal of property	14	70
Other	58	176
Change in assets and liabilities:
Inventories	7,716	57,366
Receivables and prepaid assets	843	2,164
Income taxes receivable and unrecognized tax benefits	13,736	(11,929)
Accounts payable and accrued expenses	6,605	(11,034)
Postretirement and deferred compensation benefits	(2,679)	(2,344)
Net cash provided by operating activities	36,811	12,474

Investing activities:
Proceeds from the sale of investments, at par	12,900	8,500
Purchases of property and equipment	(1,467)	(2,522)
Proceeds from the sale of property	58	294
Other	127	(736)
Net cash provided by investing activities	11,618	5,536

Financing activities:
Payments for purchase of common stock	(249)	(164)
Payments of cash dividends	—	(3,489)
(Payments) borrowings on ARS portfolio	(8,490)	9,100
Proceeds from exercise of stock options	280	—
Other	(240)	—
Net cash (used in) provided by financing activities	(8,699)	5,447

Net increase in cash and cash equivalents	39,730	23,457
Cash and cash equivalents at beginning of period	36,566	17,851
Cash and cash equivalents at end of period	$76,296	$41,308

Supplemental cash flow disclosure:
Income taxes (refunded) paid	$(23,390)	$168

See unaudited notes to financial statements.

Winnebago Industries, Inc.
Unaudited Notes to Financial Statements

General:

The "Company," "we," "our" and "us" are used interchangeably to refer to Winnebago Industries, Inc.

NOTE 1: Basis of Presentation

In our opinion, the accompanying condensed unaudited financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position as of May 29, 2010 and the results of operations for the quarter and nine months ended May 29, 2010 and May 30, 2009, and cash flows for the nine months ended May 29, 2010 and May 30, 2009. The statement of operations for the nine months ended May 29, 2010 is not necessarily indicative of the results to be expected for the full year. The balance sheet data as of August 29, 2009 was derived from audited financial statements, but does not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in our Annual Report to Shareholders for the year ended August 29, 2009.

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

The following tables set forth by level within the fair value hierarchy, our financial assets that were accounted for at fair value on a recurring basis at May 29, 2010 and August 29, 2009 according to the valuation techniques we used to determine their fair values:

		Fair Value Measurements Using Inputs Considered As
(In thousands)	Fair Value at May 29, 2010	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs
Short-term investments (includes Put Rights)	$1,150	$—	$—	$1,150
Long-term investments	19,272	—	—	19,272
Assets that fund deferred compensation	11,216	11,216	—	—

		Fair Value Measurements Using Inputs Considered As
(In thousands)	Fair Value at August 29, 2009	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs
Short-term investments (includes Put Rights)	$13,500	$—	$—	$13,500
Long-term investments	19,794	—	—	19,794
Assets that fund deferred compensation	10,858	10,858	—	—

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3):

	Quarter Ended		Nine Months Ended
(In thousands)	May 29, 2010	May 30, 2009	May 29, 2010	May 30, 2009
Balance at beginning of period	$28,748	$32,750	$33,294	$37,538
Net realized gain (loss) included in earnings	—	167	—	(27)
Net change included in other comprehensive income	(126)	559	28	1,365
Sales	(8,200)	—	(12,900)	(5,400)
Balance at end of period	$20,422	$33,476	$20,422	$33,476

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Long-Term and Short-Term Investments
Our long-term and short-term investments are comprised of Auction Rate Securities (ARS) and Put Rights (each as defined and described in Note 4) and are classified as Level 3 as quoted prices were unavailable due to events described in Note 4. Due to limited market information, we utilized a discounted cash flow (DCF) model to derive an estimate of fair value at May 29, 2010. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with ARS.

Assets that Fund Deferred Compensation
Our assets that fund deferred compensation are marketable equity securities and are measured at fair value using quoted market prices and primarily consist of equity-based mutual funds. They are classified as Level 1 as they are traded in an active market for which closing stock prices are readily available. These securities fund the deferred compensation program and are presented as other assets in the accompanying balance sheets.

NOTE 4: Investments

We own investments in marketable securities that have been designated as available for sale or trading securities in accordance with ASC Topic 320, Investments-Debt and Equity Securities. At May 29, 2010, we held $20.8 million (par value) of investments comprised of tax-exempt ARS, which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through Dutch auctions.

Since February 2008, most ARS auctions have failed for these securities and there is no assurance that future auctions will succeed and, as a result, our ability to liquidate our investment and fully recover the par value in the near term may be limited or nonexistent. We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default. As of the date of this report, we have continued to receive interest payments on the ARS in accordance with their terms. We believe we will ultimately be able to liquidate our ARS related investments without significant loss primarily due to the collateral securing our ARS and the legal settlement agreement we previously entered into with UBS AG (UBS). Our UBS settlement allows for a portion of our ARS to be redeemed at par as early as June 30, 2010. However, the remaining portfolio could take until final maturity of the ARS (up to 25 years) to realize the par value of our investments. Due to the changes and uncertainty in the ARS market, we believe the recovery period for these investments is likely to be longer than 12 months and as a result, we have classified these investments as long-term as of May 29, 2010. Our short-term ARS investments of $1.2 million are comprised of a $250,000 partial redemption that was paid on June 2, 2010 and $900,000 relates to the UBS portion of our portfolio including the rights to require UBS to purchase (the Put Rights) at par value at any time during a two-year sale period beginning June 30, 2010.

The terms of the UBS settlement agreement also allowed us to borrow on a portion of our portfolio at no net cost and as a result, we borrowed $610,000 under this arrangement, which is presented as short-term ARS borrowings on our balance sheet. We have the ability to maintain the no net cost loans until the securities are liquidated or they reach the June 2010 put date. During the second and third quarters of 2010, UBS elected to redeem securities that had a par value of $12.6 million. Terms of the settlement agreement required us to repay a portion of the outstanding borrowings of $8.5 million. In addition, short-term ARS investments of $300,000 not part of the UBS portfolio were redeemed by the issuer at par in the first nine months of Fiscal 2010.

At May 29, 2010, there was insufficient observable ARS market information available to determine the fair value of our ARS investments, including the Put Rights. We recorded a temporary impairment of $378,000 related to our long-term ARS investments of $19.7 million (par value) that were not part of the UBS settlement as of May 29, 2010.

NOTE 5: Inventories

Inventories are valued at the lower of cost or market, with cost being determined under the last-in, first-out (LIFO) method and market defined as net realizable value.

Inventories consist of the following:

(In thousands)	May 29, 2010	August 29, 2009
Finished goods	$18,752	$18,709
Work-in-process	28,348	24,982
Raw materials	22,346	33,505
	69,446	77,196
LIFO reserve	(30,312)	(30,346)
Total inventories	$39,134	$46,850

Due to a liquidation of LIFO inventory values as a result of reduction in inventory levels, we recorded a reduction to LIFO reserves of approximately $34,000 and $4.1 million in the nine months ended May 29, 2010 and May 30, 2009, respectively.

NOTE 6: Property, Plant and Equipment

Property, plant and equipment is stated at cost, net of accumulated depreciation and consists of the following:

(In thousands)	May 29, 2010	August 29, 2009
Land	$772	$772
Buildings	49,341	49,220
Machinery and equipment	91,002	92,625
Transportation equipment	3,412	3,457
	144,527	146,074
Less accumulated depreciation	(119,991)	(118,034)
Total property, plant and equipment, net	$24,536	$28,040

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

Changes in our product warranty liability are as follows:

	Quarter Ended		Nine Months Ended
(In thousands)	May 29, 2010	May 30, 2009	May 29, 2010	May 30, 2009
Balance at beginning of period	$6,567	$7,552	$6,408	$9,859
Provision	1,677	1,056	4,158	2,637
Claims paid	(1,298)	(1,772)	(3,620)	(5,660)
Balance at end of period	$6,946	$6,836	$6,946	$6,836

NOTE 9: Employee and Retiree Benefits

Postretirement health care and deferred compensation benefits are as follows:

(In thousands)	May 29, 2010	August 29, 2009
Postretirement health care benefit cost	$36,465	$35,312
Non-qualified deferred compensation	25,543	26,092
Executive share option plan liability	8,860	8,444
SERP benefit liability	3,137	3,259
Executive deferred compensation	74	59
Total postretirement health care and deferred compensation benefits	74,079	73,166
Less current portion	(4,008)	(3,997)
Long-term postretirement health care and deferred compensation benefits	$70,071	$69,169

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

Net periodic postretirement health care benefit income consisted of the following components:

	Quarter Ended		Nine Months Ended
(In thousands)	May 29, 2010	May 30, 2009	May 29, 2010	May 30, 2009
Interest cost	$495	$529	$1,484	$1,589
Service cost	139	147	416	442
Net amortization and deferral	(831)	(874)	(2,493)	(2,623)
Net periodic postretirement benefit income	$(197)	$(198)	$(593)	$(592)

Payments for postretirement health care	$286	$201	$747	$610

For accounting purposes, we recognized income from the plan for both the third quarter and nine months of both Fiscal 2010 and Fiscal 2009 due to the amortization of the cost savings from an amendment effective September 2004, which amended our postretirement health care benefit by establishing a maximum employer contribution amount.

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

Our repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which can last up to 18 months, provide that our liability will be the lesser of remaining principal owed by the dealer or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our liability cannot exceed 100 percent of the dealer invoice. Our contingent liability on these repurchase agreements was approximately $139.6 million and $90.6 million at May 29, 2010 and August 29, 2009, respectively.

In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of motor vehicles to repurchase current inventory if a dealership exits the business. Incremental repurchase exposure beyond existing repurchase agreements, related to dealer inventory in states that we have had historical experience of repurchasing inventory, totaled $3.3 million and $3.1 million at May 29, 2010 and August 29, 2009, respectively.

Based on the repurchase exposure as previously described, we established an associated loss reserve. Accrued loss on repurchases was $1.6 million as of May 29, 2010 and $1.2 million as of August 29, 2009.

A summary of repurchase activity is as follows:

	Quarter Ended		Nine Months Ended
(Dollars in thousands)	May 29, 2010	May 30, 2009	May 29, 2010	May 30, 2009
Inventory repurchased
Units	1	51	4	123
Dollars	$80	$4,880	$300	$11,348
Inventory resold
Units	1	58	5	128
Cash collected	$77	$4,625	$329	$9,868
Loss recognized	$3	$1,011	$44	$1,967

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

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to uncertainty of realizing deferred tax assets. As of May 29, 2010, and August 29, 2009, we have applied a full valuation allowance of $43.1 million and $45.3 million, respectively, against our deferred tax assets. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more-likely-than-not” standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company's current or previous losses are given more weight than its future outlook. Under that standard, our three-year historical cumulative loss was a significant negative factor. This loss, combined with uncertain near-term market and economic conditions, reduced our ability to rely on our projections of any future taxable income in determining whether a valuation allowance is appropriate. Accordingly, we have concluded that a full valuation allowance on our deferred tax assets was needed. We will continue to assess the likelihood that our deferred tax assets will be realizable, and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

On November 6, 2009, the President of the United States signed into law the Worker, Homeownership, and Business Assistance Act of 2009, which expands the net operating loss (NOL) carryback period from two to five years, allowing us to carryback all Fiscal 2009 NOLs. We filed our original carryback tax return in December 2009 and received our federal refund of $21.9 million during our second quarter of Fiscal 2010. During the third quarter of Fiscal 2010, we filed a superseding federal tax return and amended our original carryback request, recording an additional benefit of approximately $1.0 million. As a result, we recorded a total tax benefit of $5.8 million in Fiscal 2010 related to the portion of the 2009 NOL that was previously not able to be carried back and reduced the associated valuation allowance. We anticipate receiving the refund of our amended carryback return sometime in the fourth quarter of Fiscal 2010.

We file tax returns in the U.S. federal jurisdiction, as well as various international and state jurisdictions. Our federal income tax returns for Fiscal 2006 through Fiscal 2008 were under examination by the IRS as of the end of the second quarter of Fiscal 2010. During our third quarter of Fiscal 2010, we finalized the IRS audit with a cash payment of $130,000. As a result of this audit, we have reduced the reserve for unrecognized tax benefits by approximately $1.7 million. Although certain years are no longer subject to examinations by the IRS and various state taxing authorities, NOL carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities if they either have been or will be used in a future period. A number of years may elapse before an uncertain tax position is audited and finally resolved, and it is often very difficult to predict the outcome of such audits. Periodically, various state and local jurisdictions conduct audits, therefore, a variety of years are subject to state and local jurisdiction review.

As of May 29, 2010, our total unrecognized tax benefits were $6.1 million, all of which, if recognized, would positively affect our effective tax rate as all of the deferred tax assets associated with these positions have a full valuation allowance established against them. It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits as tax expense. As of May 29, 2010, we had accrued $2.6 million in interest and penalties.

Changes in our total unrecognized tax benefits are as follows:

	Nine Months Ended
(In thousands)	May 29, 2010	May 30, 2009
Balance at beginning of period	$(9,012)	$(9,469)
Gross increases - tax positions in a prior period	(253)	31
Gross decreases - tax positions in a prior period	3,157	490
Gross increases - current period tax positions	(136)	(83)
Settlements	154	—
Lapse of statute of limitations	—	—
Balance at end of period	$(6,090)	$(9,031)

We do not anticipate any significant changes in unrecognized tax benefits within the next twelve months. Actual results may differ materially from this estimate.

NOTE 12: Income Per Share

The following table reflects the calculation of basic and diluted income per share:

	Quarter Ended		Nine Months Ended
(In thousands, except per share data)	May 29, 2010	May 30, 2009	May 29, 2010	May 30, 2009
Income (loss) per share - basic:
Net income (loss)	$5,992	$(8,553)	$5,354	$(28,530)
Weighted average shares outstanding	29,098	29,045	29,084	29,036
Net income (loss) per share - basic	$0.21	$(0.29)	$0.18	$(0.98)

Income (loss) per share - assuming dilution:
Net income (loss)	$5,992	$(8,553)	$5,354	$(28,530)
Weighted average shares outstanding	29,098	29,045	29,084	29,036
Dilutive impact of options and awards outstanding	9	11	13	10
Weighted average shares and potential dilutive shares outstanding	29,107	29,056	29,097	29,046
Net income (loss) per share - assuming dilution	$0.21	$(0.29)	$0.18	$(0.98)

At the end of the third quarters of Fiscal 2010 and Fiscal 2009, there were options outstanding to purchase 934,173 shares and 1,016,564 shares, respectively, of common stock at an average price of $28.07 and $27.29, respectively, which were not included in the computation of diluted income per share because they are considered anti-dilutive under the treasury stock method per ASC 260.

NOTE 13: Comprehensive Income

Comprehensive income, net of tax, consists of:

	Quarter Ended		Nine Months Ended
(In thousands)	May 29, 2010	May 30, 2009	May 29, 2010	May 30, 2009
Net income (loss)	$5,992	$(8,553)	$5,354	$(28,530)
Change in temporary impairment of investments, net of tax	(78)	79	19	930
Amortization of prior service credit	(652)	(656)	(1,956)	(1,945)
Amortization of actuarial loss	137	109	411	325
Comprehensive income (loss)	$5,399	$(9,021)	$3,828	$(29,220)

NOTE 14: Subsequent Event

We evaluated all events or transactions occurring between the balance sheet date and the date of issuance of the financial statements that would require recognition or disclosure in the financial statements. There were no material subsequent events.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that this management's discussion be read in conjunction with the Management's Discussion and Analysis included in our Annual Report to Shareholders for the year ended August 29, 2009.

Forward-Looking Information

Certain of the matters discussed in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. A number of factors could cause actual results to differ materially from these statements, including, but not limited to, interest rates and availability of credit, low consumer confidence, significant increase in repurchase obligations, inadequate liquidity or capital resources, availability and price of fuel, a further or continued slowdown in the economy, availability of chassis and other key component parts, sales order cancellations, slower than anticipated sales of new or existing products, new product introductions by competitors, the effect of global tensions, and other factors which may be disclosed throughout this report. Although we believe that the expectations reflected in the “forward-looking statements” are reasonable, we cannot guarantee future results, or levels of activity, performance or achievements. Undue reliance should not be placed on these “forward-looking statements,” which speak only as of the date of this report. We undertake no obligation to publicly update or revise any “forward-looking statements” whether as a result of new information, future events or otherwise, except as required by law or the rules of the New York Stock Exchange.

Executive Overview
Winnebago Industries, Inc. is the leading U.S. manufacturer of motor homes with a proud history of manufacturing recreation vehicles for more than 50 years. Our strategy is to manufacture quality motor homes in a profitable manner. We produce all of our motor homes in highly vertically integrated manufacturing facilities in the state of Iowa. We primarily distribute our products through independent dealers throughout the United States and Canada, who then retail the products to the end consumer. We have led the industry with the highest retail market share in the U.S. of combined Class A and Class C motor homes for the past nine calendar years and through April in Calendar 2010. We began producing Class B motor homes in February 2008 and we held the number three position in U.S. retail unit market share for Class B motor homes in Calendar 2009 and through April in Calendar 2010.

Our retail market share, as reported by Statistical Surveys, Inc. (Statistical Surveys), for the past three calendar years is as follows:

	Through April		Calendar Year
	2010	2009	2009	2008	2007
Class A gas	24.4%	23.0%	23.0%	23.3%	22.1%
Class A diesel	13.4%	9.4%	11.2%	8.1%	9.0%
Total Class A	18.4%	15.7%	16.6%	15.4%	15.3%
Class C	21.0%	22.1%	22.9%	22.9%	24.0%
Total Class A and C	19.5%	18.4%	19.2%	18.4%	18.7%

Class B	18.1%	16.2%	18.2%	3.7%	—%

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

We believe that the bottom level of dealer inventories was reached during the fourth calendar quarter of 2009, as industry shipments finally began to increase over the prior year. Retail registrations did not show that same trend, but were approaching nearly flat comparisons in the first four months of 2010. The current industry outlook for Calendar 2010 per the Recreational Vehicle Industry Association (RVIA) is for wholesale shipments to be higher than retail activity was in Calendar 2009. Prospective retail demand must improve to support this wholesale shipment forecast.

Key statistics for the motor home industry are as follows:

	Industry A & C Motor Homes
	Wholesale Shipments(1)					Retail Registrations(2)
	Calendar Year					Calendar Year
(In units)	2008		2007	Decrease	Change	2008		2007	Decrease	Change
First quarter	10,400		13,600	(3,200)	(23.5)%	8,400		11,000	(2,600)	(23.6)%
Second quarter	8,600		15,000	(6,400)	(42.7)%	9,400		14,600	(5,200)	(35.6)%
Third quarter	4,600		12,400	(7,800)	(62.9)%	6,100		11,700	(5,600)	(47.9)%
Fourth quarter	2,800		11,300	(8,500)	(75.2)%	3,900		8,000	(4,100)	(51.2)%
Total	26,400		52,300	(25,900)	(49.5)%	27,800		45,300	(17,500)	(38.6)%

(In units)	2009		2008	(Decrease) Increase	Change	2009		2008	Decrease	Change
First quarter	2,200		10,400	(8,200)	(78.8)%	4,200		8,400	(4,200)	(50.0)%
Second quarter	2,900		8,600	(5,700)	(66.3)%	5,800		9,400	(3,600)	(38.3)%
Third quarter	2,900		4,600	(1,700)	(37.0)%	4,700		6,100	(1,400)	(23.0)%
Fourth quarter	4,000		2,800	1,200	42.9%	3,500		3,900	(400)	(10.3)%
Total	12,000		26,400	(14,400)	(54.5)%	18,200		27,800	(9,600)	(34.5)%

(In units)	2010		2009	Increase	Change	2010		2009	Decrease	Change
First quarter	5,300		2,200	3,100	140.9%	4,000	(4)	4,200	(200)	(4.8)%
April	2,400		900	1,500	166.7%	2,100	(4)	2,200	(100)	(4.5)%
May	2,600		1,100	1,500	136.4%			1,700
June - December	10,700	(3)	7,800	2,900	37.2%			10,100
Total	21,000	(3)	12,000	9,000	75.0%	6,100	(4)	18,200

(1)	Class A and C wholesale shipments as reported by RVIA, rounded to the nearest hundred.
(2)
Class A and C U.S. retail registrations as reported by Statistical Surveys, rounded to the nearest hundred. Note that retail registrations for Georgia and New Mexico are no longer included for 2009, 2008 and 2007 as complete data was not reported.

(3)	Based upon forecasted 2010 Class A and C wholesale shipments as reported by RVIA in the Roadsigns Summer 2010 issue.
(4)
Retail registrations for Calendar 2010 year to date as reported by Statistical Surveys do not include data for Georgia and New Mexico. Statistical Surveys has not issued a projection for 2010 retail demand.

Company Outlook
Similar to the overall motor home industry, after two years of declining motor home shipments, we have seen improvements in recent quarters in our business as dealers began to re-order product. During the second half of Calendar 2009, we saw a substantial growth in our backlog, which we attributed to the very low level of dealer inventories and the strong acceptance of our Model Year 2010 product lineup. As a result of the increased order activity, we hired approximately 350 hourly employees during the first quarter of Fiscal 2010 and began to increase our weekly production rates in October 2009. This production ramp-up allowed us to ship additional units in our second and third quarters as compared to our first quarter of Fiscal 2010. Note that our dealers' inventories increased for the first time in two years during our second quarter of Fiscal 2010 and they have maintained these levels throughout our third quarter. While we are encouraged with these improvements, the economic outlook remains uncertain and we believe retail sales will be the key driver to sustain our recovery and for continued growth going forward.

Certain key metrics for our Class A, B and C motor homes, as previously discussed, are evidenced in the table below:

			As of Quarter End
(In units and presented in fiscal quarters)	Wholesale Deliveries	Retail Registrations	Dealer Inventory	Order Backlog
4th Quarter 2008	928	1,606	3,663	596
1st Quarter 2009	656	1,050	3,269	338
2nd Quarter 2009	315	666	2,918	335
3rd Quarter 2009	620	1,214	2,324	382
Rolling 12 months (June 2008 Through May 2009)	2,519	4,536

4th Quarter 2009	605	1,235	1,694	940
1st Quarter 2010	794	921	1,567	1,521
2nd Quarter 2010	1,109	654	2,022	1,159
3rd Quarter 2010	1,366	1,388	2,000	935
Rolling 12 months (June 2009 Through May 2010)	3,874	4,198

Key Comparison Increases (Decreases):	Wholesale Deliveries	Retail Registrations	Dealer Inventory	Order Backlog
Rolling 12 month comparison (May 2010 to May 2009)	1,355	(338)	(324)	553
	53.8%	(7.5)%	(13.9)%	144.8%

3rd quarter Fiscal 2010 as compared to 3rd quarter Fiscal 2009	746	174	(324)	553
	120.3%	14.3%	(13.9)%	144.8%

3rd quarter Fiscal 2010 as compared to 2nd quarter Fiscal 2010	257	734	(22)	(224)
	23.2%	112.2%	(1.1)%	(19.3)%

Our motor home order backlog is as follows:

	As Of
	May 29, 2010		May 30, 2009
	Units	Product Mix*	Units	Product Mix*	Increase (Decrease)	Change
Class A gas	323	34.6%	104	27.2%	219	210.6%
Class A diesel	234	25.0%	72	18.9%	162	225.0%
Total Class A	557	59.6%	176	46.1%	381	216.5%
Class B	34	3.6%	2	0.5%	32	1,600.0%
Class C	344	36.8%	204	53.4%	140	68.6%
Total backlog	935	100.0%	382	100.0%	553	144.8%

Total approximate revenue dollars (in thousands) (1)	$93,214		$33,556		$59,658	177.8%
* Percentages may not add due to rounding differences.

(1)
We include in our backlog all accepted purchase orders from dealers to be shipped within the next six months. Orders in backlog can be canceled or postponed at the option of the purchaser at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Results of Operations

Current Quarter Compared to the Comparable Quarter Last Year

The following is an analysis of changes in key items included in the statements of operations:

	Quarter Ended
(In thousands, except percent and per share data)	May 29, 2010	% of Revenues*	May 30, 2009	% of Revenues*	Increase (Decrease)	% Change
Net revenues	$134,813	100.0%	$50,848	100.0%	$83,965	165.1%
Cost of goods sold	125,058	92.8%	59,133	116.3%	65,925	111.5%
Gross profit (deficit)	9,755	7.2%	(8,285)	(16.3)%	18,040	217.7%
Selling	3,107	2.3%	3,083	6.1%	24	0.8%
General and administrative	3,244	2.4%	3,414	6.7%	(170)	(5.0)%
Total operating expenses	6,351	4.7%	6,497	12.8%	(146)	(2.2)%
Operating income (loss)	3,404	2.5%	(14,782)	(29.1)%	18,186	123.0%
Financial income	158	0.1%	209	0.4%	(51)	(24.4)%
Income (loss) before income taxes	3,562	2.6%	(14,573)	(28.7)%	18,135	124.4%
Benefit for taxes	(2,430)	(1.8)%	(6,020)	(11.8)%	3,590	59.6%
Net income (loss)	$5,992	4.4%	$(8,553)	(16.8)%	$14,545	170.1%

Diluted income (lose) per share	$0.21		$(0.29)		$0.50	172.4%
Fully diluted average shares outstanding	29,107		29,056		51	0.2%
* Percentages may not add due to rounding differences.

Unit deliveries and average sales price (ASP), net of discounts, consisted of the following:

	Quarter Ended
(In units)	May 29, 2010	Product Mix*	May 30, 2009	Product Mix*	Increase	% Change
Class A gas	417	30.5%	114	18.4%	303	265.8%
Class A diesel	273	20.0%	62	10.0%	211	340.3%
Total Class A	690	50.5%	176	28.4%	514	292.0%
Class B	76	5.6%	56	9.0%	20	35.7%
Class C	600	43.9%	388	62.6%	212	54.6%
Total deliveries	1,366	100.0%	620	100.0%	746	120.3%

ASP (in thousands)	$93		$77		$16	22.0%
* Percentages may not add due to rounding differences.

Net revenues for the third quarter of Fiscal 2010 increased $84.0 million, or 165.1 percent, compared to the third quarter of Fiscal 2009, due to the following:

•
Volume increase: The primary reason for the net revenue increase was due to an increase in unit deliveries of 120.3 percent.
•
Pricing and mix: Our motor home ASP increased 22.0 percent. This increase was due to a shift to higher-priced product as our sales mix was more heavily weighted to Class A product and a decrease of product discounts offered at the wholesale level as compared to the comparable quarter last year.
•
Promotional incentives: Our retail and other incentives, which are deductions from gross revenues, decreased 4.7 percent (as a percent of net revenues). In the prior year, we had more retail incentive programs in place to help stimulate dealer retail demand. Dealer inventory levels at third quarter end of Fiscal 2010 were down 13.9 percent (2,000 versus 2,324) as compared to the end of the third quarter of Fiscal 2009 and the age of Winnebago product on our dealers lots is much improved. Better retail market conditions are the key reason these types of promotional incentives are lower this year.
•
Other revenue: Revenues for motor home parts and services and other manufacturing products increased $2.6 million, or 40.0 percent.

Cost of products sold was $125.1 million, or 92.8 percent of net revenues for the third quarter of Fiscal 2010 compared to $59.1 million, or 116.3 percent of net revenues for the comparable period a year ago. Variable costs (material, labor, variable overhead, delivery, and warranty) increased $65.1 million as a result of the increased number of motor homes sold. As a percent of net revenues, however, variable costs decreased to 84.2 percent of net revenues for the third quarter of Fiscal 2010 from 95.1 percent for the third quarter of Fiscal 2009. This decrease in percentage is due to reduced material and labor costs and improved labor efficiencies, both resulting from production volume increases. Fixed overhead (manufacturing support labor, depreciation and facility costs) and research and development-related costs increased $804,000 for the third quarter of Fiscal 2010. As a percent of net revenues, however, fixed overhead costs decreased to 8.6 percent for the third quarter of Fiscal 2010 from 21.2 percent of net revenues for the third quarter of Fiscal 2009. The decrease in percentage was due to greater absorption of fixed costs resulting from higher production volume. Due to the significant reduction of inventory levels, there was a positive benefit to cost of goods sold in the third quarters ended May 29, 2010 and May 30, 2009 of $431,000 and $3.6 million, respectively from the liquidation of LIFO inventory values. When all factors described previously are considered, gross profit was 7.2 percent of net revenues for the third quarter of Fiscal 2010 compared to a gross deficit of 16.3 percent during the third quarter of Fiscal 2009.

Selling expenses increased $24,000, or 0.8 percent, during the third quarter of Fiscal 2010. As a percentage of net revenues, selling expenses decreased from 6.1 percent to 2.3 percent for the third quarters of Fiscal 2009 and Fiscal 2010, respectively.

General and administrative expenses decreased $170,000, or 5.0 percent, during the third quarter of Fiscal 2010 and, as a percentage of net revenues were 2.4 percent and 6.7 percent for the third quarters of Fiscal 2010 and Fiscal 2009, respectively. The decrease in dollars was due to reductions of $405,000 in legal expenses and $68,000 less expense associated with our idled facilities, partially offset by an increase of $370,000 in product liability expense.

Financial income decreased $51,000, or 24.4 percent, during the third quarter of Fiscal 2010. This was primarily due to decreased investment earnings (a result of reduction in interest rates and reduction in investment balances) and increased credit facility costs, partially offset by increased company owned life insurance earnings.

The overall effective income tax rate for the third quarter of Fiscal 2010 was a benefit of 68.2 percent compared to a benefit rate of 41.3 percent for the third quarter of Fiscal 2009. The following table breaks down the two aforementioned tax rates:

	Quarter Ended
	May 29, 2010		May 30, 2009
(In thousands)	Amount	Effective Rate*	Amount	Effective Rate*
Tax expense (benefit) before discrete items	$692	19.4%	$(5,434)	(37.3)%
Discrete items:
Valuation allowance
Decrease (Fiscal 2009 carryback)	(1,008)	(28.3)%	—	—
Other adjustments	(258)	(7.2)%	—	—
Uncertain tax positions settlements and adjustments	(1,683)	(47.2)%	—	—
Tax planning initiatives	(173)	(4.9)%	(500)	(3.4)%
Other	—	—%	(86)	(0.6)%
Total benefit for taxes	$(2,430)	(68.2)%	$(6,020)	(41.3)%
*Percentages may not add due to rounding differences.

Tax benefit before discrete items
The overall effective income tax rate for the third quarter ended May 29, 2010 was 19.4 percent compared to the effective tax benefit rate of 37.3 percent for the third quarter ended May 30, 2009. The primary reason for the difference in the overall effective rate for the third quarter ended May 29, 2010 as compared to the third quarter ended May 30, 2009 is the relationship between our small pre-tax income compared to a larger pre-tax loss relative to the permanent financial accounting to taxable income (loss) adjustments. Our significant permanent adjustments are tax-free income from company-owned life insurance and ARS.

Valuation allowance decrease
The valuation allowance established in our third quarter of Fiscal 2010 on the deferred tax assets was decreased by $1.0 million primarily due to filing a superseding Fiscal 2009 federal tax return. During our first quarter of Fiscal

2010, the President of the United States signed into law the Worker, Homeownership, and Business Assistance Act of 2009, which expands the carryback period from two to five years, allowing us to carryback all Fiscal 2009 NOL. During the third quarter of Fiscal 2010, we filed a superseding federal tax return to accelerate certain tax deductions and amended our original carryback request. This resulted in a benefit of approximately $1.0 million, which we anticipate receiving during the fourth quarter of Fiscal 2010. For further discussion of income taxes, see Note 11.

Uncertain tax positions settlements and adjustments
Benefits of $1.7 million were recorded during the third quarter of Fiscal 2010 primarily as a result of positive resolution of federal tax IRS audits which resulted in a reduction of the reserve for unrecognized tax benefits. For further discussion of income taxes, see Note 11.

Tax planning initiatives
Benefits of $173,000 and $500,000 were recorded during the third quarters of Fiscal 2010 and Fiscal 2009, respectively as a result of tax planning initiatives.

Net income was $6.0 million, or $.21 per diluted share, for the third quarter of Fiscal 2010 compared to a net loss of $8.6 million, or $.29 per diluted share, for the third quarter of Fiscal 2009. See Note 12.

First Nine Months of Fiscal 2010 Compared to the First Nine Months of Fiscal 2009

The following is an analysis of changes in key items included in the statements of operations for the nine months ended May 29, 2010 compared to May 30, 2009:

	Nine Months Ended
(In thousands, except percent and per share data)	May 29, 2010	% of Revenues*	May 30, 2009	% of Revenues*	Increase (Decrease)	% Change
Net revenues	$326,359	100.0%	$152,054	100.0%	$174,305	114.6%
Cost of goods sold	311,296	95.4%	181,025	119.1%	130,271	72.0%
Gross profit (deficit)	15,063	4.6%	(28,971)	(19.1)%	44,034	152.0%
Selling	9,438	2.9%	9,564	6.3%	(126)	(1.3)%
General and administrative	10,056	3.1%	11,748	7.7%	(1,692)	(14.4)%
Total operating expenses	19,494	6.0%	21,312	14.0%	(1,818)	(8.5)%
Operating loss	(4,431)	(1.4)%	(50,283)	(33.1)%	45,852	91.2%
Financial income	289	0.1%	1,366	0.9%	(1,077)	(78.8)%
Loss before income taxes	(4,142)	(1.3)%	(48,917)	(32.2)%	44,775	91.5%
Benefit for taxes	(9,496)	(2.9)%	(20,387)	(13.4)%	10,891	53.4%
Net income (loss)	$5,354	1.6%	$(28,530)	(18.8)%	$33,884	118.8%

Diluted income (loss) per share	$0.18		$(0.98)		$1.16	118.4%
Fully diluted average share outstanding	29,097		29,046		51	0.2%
* Percentages may not add due to rounding differences.

Unit deliveries and ASP, net of discounts, consisted of the following:

	Nine Months Ended
(In units)	May 29, 2010	Product Mix %*	May 30, 2009	Product Mix %*	Increase	% Change
Class A gas	1,030	31.5%	356	22.4%	674	189.3%
Class A diesel	707	21.6%	225	14.1%	482	214.2%
Total Class A	1,737	53.1%	581	36.5%	1,156	199.0%
Class B	202	6.2%	99	6.2%	103	104.0%
Class C	1,330	40.7%	911	57.3%	419	46.0%
Total deliveries	3,269	100.0%	1,591	100.0%	1,678	105.5%

ASP (in thousands)	$95		$86		$9	9.7%
* Percentages may not add due to rounding differences.

Net revenues for the nine months ended May 29, 2010 increased $174.3 million, or 114.6 percent, due to the following:

•
Volume increase: The primary reason for the net revenue increase was due to an increase in unit deliveries of 105.5 percent.
•
Pricing and mix: Our motor home ASP increased 9.7 percent. This increase was due to a shift to higher-priced product as our sales mix was more heavily weighted to Class A product and a decrease of product discounts offered at the wholesale level as compared to the comparable period last year.
•
Repurchases: Our repurchase loss provision, which is a deduction from gross revenues, decreased 2.0 percent (as a percentage of net revenues), or $2.7 million. We repurchased four motor homes and resold five motor homes, incurring losses of $44,000. Further discussion of our repurchase activity is included in Note 10.
•
Promotional incentives: Although retail and other incentives were flat compared to last year, as a percent of net revenues, these incentives decreased 2.3 percent. In the prior year, we had more retail incentive programs in place to help stimulate dealer retail demand.

Cost of products sold was $311.3 million, or 95.4 percent of net revenues for the first nine months of Fiscal 2010 compared to $181.0 million, or 119.1 percent of net revenues for the comparable period a year ago. Variable costs (material, labor, variable overhead, delivery and warranty) increased $131.0 million as a result of the increased number of motor homes sold. As a percent of revenues, however, variable costs decreased to 85.9 percent for the first nine months of Fiscal 2010 from 98.1 percent for the same period a year ago. This decrease in percentage is due to reduced material and labor costs and improved labor efficiencies as a result of production volume increases. Fixed overhead (manufacturing support labor, depreciation and facility costs) and research and development-related costs decreased $774,000, and were 9.5 percent of net revenues for the first nine months of Fiscal 2010 compared to 21.0 percent of net revenues in the comparable period a year ago. The decrease in percentage was due to greater absorption of fixed costs resulting from higher production volumes. Due to the significant reduction of inventory levels, there was a positive benefit to cost of goods sold in the nine months ended May 29, 2010 and May 30, 2009 of $34,000 and $4.1 million, respectively from the liquidation of LIFO inventory values. When all factors as described above are considered, gross profit was $15.1 million, or 4.6 percent, of net revenues for the first nine months of Fiscal 2010 compared to a gross deficit of $29.0 million, or 19.1 percent, of net revenues during the comparable period a year ago.

Selling expenses decreased $126,000, or 1.3 percent, for the nine months ended May 29, 2010 and, as a percent of net revenues, were 2.9 percent and 6.3 percent during the nine months of Fiscal 2010 and Fiscal 2009, respectively.

General and administrative expenses decreased $1.7 million, or 14.4 percent, for the first nine months of Fiscal 2010 and, as a percent of net revenues, were 3.1 percent and 7.7 percent during the first nine months of Fiscal 2010 and Fiscal 2009, respectively. The decrease in dollars was due to reductions of $1.3 million in legal expenses, $570,000 labor-related expenses, and $535,000 less expense associated with our idled and leased facilities, partially offset by increased product liability expense of $1.2 million.

Financial income decreased $1.1 million, or 78.8 percent, for the nine months ended May 29, 2010. The decrease in financial income was due primarily to increased credit facility costs and a reduction in investment interest rates.

The overall effective income tax rate for the nine months ended May 29, 2010 was a benefit of 229.3 percent compared to a benefit of 41.7 percent for the nine months ended May 30, 2009.

The following table breaks down the two aforementioned tax rates:

	Nine Months Ended
	May 29, 2010		May 30, 2009
(In thousands)	Amount	Effective Rate*	Amount	Effective Rate*
Tax benefit before discrete items	$(2,775)	(67.0)%	$(19,151)	(39.1)%
Discrete items:
Valuation allowance:
Decrease (Fiscal 2009 carryback)	(5,792)	(139.8)%	—	—
Other adjustments	3,470	83.8%	—	—
Uncertain tax positions settlements and adjustments	(2,565)	(61.9)%	(500)	(1.0)%
Tax planning initiatives	(1,749)	(42.2)%	(736)	(1.5)%
Other	(85)	(2.1)%	—	—
Total benefit for taxes	$(9,496)	(229.3)%	$(20,387)	(41.7)%
*Percentages may not add due to rounding differences

Tax benefit before discrete items
The overall effective income tax benefit rate for the nine months ended May 29, 2010 was 67.0 percent compared to the overall effective tax benefit rate of 39.1 percent for the nine months ended May 30, 2009. The primary reason for the difference in the overall effective rate is the relationship between our lower pre-tax loss relative to the permanent financial accounting to taxable income (loss) adjustments for the nine months ended May 29, 2010 as compared to the nine months ended May 30, 2009. Our significant permanent adjustments are tax-free income from company-owned life insurance and student loan-related assets.

Valuation allowance decrease
At the end of Fiscal 2009, we had established a valuation allowance on all deferred tax assets and NOL carryforward assets associated with Fiscal 2009. During our first quarter of Fiscal 2010, the President of the United States signed into law the Worker, Homeownership, and Business Assistance Act of 2009, which expands the carryback period from two to five years, allowing us to carryback all Fiscal 2009 NOL. During the third quarter of Fiscal 2010, we filed a superseding federal tax return to accelerate certain tax deductions and amended our original carryback request. This resulted in an additional benefit of approximately $1.0 million, which we anticipate receiving during the fourth quarter of Fiscal 2010. As a result, we recorded a total tax benefit of $5.8 million and reduced the associated valuation allowance due to this beneficial tax law change.

Valuation allowance - other adjustments
A full valuation allowance of $3.5 million was established in the first nine months of Fiscal 2010 on our increase in deferred tax assets. As a result, no tax benefit was recorded attributable to NOLs occurring during the first nine months of Fiscal 2010. For further discussion of income taxes, see Note 11.

Uncertain tax positions settlements and adjustments
During the first nine month of Fiscal 2010, benefits of $2.6 million were recorded as a result of positive settlements of uncertain tax positions with taxing authorities and other adjustments to uncertain tax positions. Of this amount, $1.7 million resulted from the reduction of reserves associated with unrecognized tax benefits as a result of a favorable settlement of the federal IRS tax audit. During the first nine months of Fiscal 2009, benefits of $500,000 were recorded as a result of favorable settlements and other adjustments to uncertain tax positions.

Tax planning initiatives
Benefits of $1.7 million and $736,000 were recorded as a result of tax planning initiatives recognized during the first nine months of Fiscal 2010 and 2009, respectively.

Net income was $5.4 million, or $.18 per diluted share, for the first nine months of Fiscal 2010 compared to net loss of $28.5 million, or $.98 per diluted share, for the first nine months of of Fiscal 2009. See Note 12.

Analysis of Financial Condition, Liquidity and Resources

Cash and cash equivalents totaled $76.3 million and $36.6 million as of May 29, 2010 and  August 29, 2009, respectively. Short-term and long-term investments, net of temporary impairments, totaled $20.4 million as of May 29, 2010 and $33.3 million as of August 29, 2009. See Notes 3 and 4.

Working capital at May 29, 2010 and August 29, 2009 was $83.9 million and $79.5 million, respectively, an increase of $4.4 million. We currently expect cash on hand, funds generated from operations (if any) and the availability under the credit facility to be sufficient to cover both short-term and long-term operation requirements.

We anticipate capital expenditures during the balance of Fiscal 2010 of approximately $500,000, primarily for manufacturing equipment and facilities which will be funded with cash on hand.

Significant liquidity events in the first nine months of Fiscal 2010 include:

•
Receipt of tax refunds (net of payments) of $23.4 million: As previously discussed, we filed a carryback federal tax return in December 2009 and received our federal refund of $21.9 million in January 2010. During our third quarter, we made federal payments associated with the resolution of outstanding federal tax audits of $130,000. We also received state refunds of approximately $1.6 million in the first nine months of Fiscal 2010. During the third quarter of Fiscal 2010, we amended our 2009 federal tax return to accelerate certain tax deductions which resulted in an additional tax receivable of $1.0 million that we expect to receive in the fourth quarter of Fiscal 2010.
•
ARS redemptions of $4.4 million: Through May 2010, UBS elected to redeem a portion of our securities and as a result, we received $4.1 million in net proceeds. We have the ability to put the remaining $290,000 of unencumbered ARS held by UBS to UBS in the fourth quarter of Fiscal 2010. In addition, short-term ARS investments of $300,000, not part of the UBS portfolio, were redeemed by the issuer at par during the fiscal year through May 2010 and $250,000 was redeemed at par in June 2010, subsequent to the end of the third quarter of Fiscal 2010.

We have multiple assets held for sale, including our plane and two manufacturing facilities. Total listing price of these assets is in excess of $10 million.

We also have in place a $20.0 million revolving credit facility, as described in further detail in Note 7, which allows us to borrow up to $12.5 million without financial covenant restrictions if there is adequate asset coverage. The facility also includes a framework to expand the size of the facility up to $50.0 million, based on mutually agreeable covenants to be determined at the time of expansion. This potential additional borrowing capacity may be beneficial to us if inventory levels need to substantially increase rapidly as a result of product demand.

We filed a Registration Statement on Form S-3, which was declared effective by the SEC on March 31, 2010. Subject to market conditions, we have the ability to offer and sell up to $35 million of our common stock in one or more offerings pursuant to the Registration Statement. The Registration Statement will be available for use for three years. We currently have no plans to offer and sell the common stock registered under the Registration Statement; however, it does provide another source of liquidity in addition to the alternatives already in place.

Operating Activities
Cash provided by operating activities was $36.8 million and $12.5 million for the nine months ended May 29, 2010 and May 30, 2009, respectively. The combination of a net income of $5.4 million in the current year and an improvement in non-cash charges (e.g., depreciation, stock-based compensation) provided $10.6 million of operating cash compared to a usage of $21.7 million in the prior year period. In Fiscal 2010, changes in assets and liabilities (primarily income tax refunds and inventory reductions) provided an additional $26.2 million of operating cash. In Fiscal 2009, changes in assets and liabilities (primarily inventory reductions) provided an additional $34.2 million operating cash.

Investing Activities
Cash provided by investing activities was due primarily to ARS redemptions of $12.9 million in the nine months ended May 29, 2010, partially offset by capital spending of $1.5 million. During the nine months ended May 30, 2009, cash provided by investing activities of $5.5 million was due to ARS redemptions of $8.5 million partially offset by capital spending of $2.5 million.

Financing Activities
Cash used in financing activities of $8.7 million for the nine months ended May 29, 2010 was primarily due to a payment of our borrowings on our ARS portfolio of $8.5 million. Cash provided by financing activities for the nine months ended May 30, 2009 was due to borrowings on our ARS portfolio of $9.1 million, partially offset by dividends paid of $3.5 million.

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

Based on these repurchase agreements, we establish an associated loss reserve. This loss reserve is disclosed separately in the balance sheets. Repurchased sales are not recorded as a revenue transaction, but the net difference between the original repurchase price and the resale price is recorded against the loss reserve, which is a deduction from gross revenue. There are two significant assumptions associated with establishing our loss reserve for repurchase commitments: (1) the percentage of dealer inventory that we will be required to repurchase as a result of defaults by the dealer, and (2) the loss that will be incurred, if any, when repurchased inventory is resold. Prior to Fiscal 2009, losses under these agreements were not material. However, the substantial decrease in retail demand for recreation vehicles in the past two years and tightened credit standards by lenders have resulted in a significant increase in defaults by our dealers. To the extent that dealers are reducing their inventories, our overall exposure under repurchase agreements is likewise reduced. The percentage of dealer inventory we estimate we will repurchase is based on historical information, current trends and an analysis of dealer inventory aging for all dealers with inventory subject to this obligation. The estimated loss per repurchased unit was based primarily on recent history because until Fiscal 2009, we were generally able to sell repurchased units for minimal losses. During the first three quarters of Fiscal 2009, we incurred significant losses associated with repurchases due to the challenging motor home industry conditions. As a result, we revised our underlying loss reserve estimate assumptions and increased our repurchase loss reserve during Fiscal 2009 based on rapidly changing circumstances. Further discussion of our repurchase commitments is included in Note 10.

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

Stock-Based Compensation
Prior to Fiscal 2007, we granted stock options to our key employees and nonemployee directors as part of their compensation. In Fiscal 2007 and 2008, we granted restricted stock awards to key employees and nonemployee directors instead of stock options. No stock options or restricted stock awards were granted in Fiscal 2009 or during the first three quarters of Fiscal 2010.

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

Other
We have reserves for other loss exposures, such as litigation, product liability, workers' compensation, inventory and accounts receivable. Establishing loss reserves for these matters requires the use of estimates and judgment in regards to risk exposure and ultimate liability. We estimate losses under the programs using consistent and appropriate methods; however, changes in assumptions could materially affect our recorded liabilities for loss.

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

In the case of motor home chassis, Ford Motor Company, Freightliner Custom Chassis Corporation and Mercedes-Benz USA, LLC are our major suppliers. Our relationship with our chassis suppliers is similar to our other supplier relationships in that no special contractual commitments are engaged in by either party. Historically, chassis suppliers resort to an industry-wide allocation system during periods when supply is restricted. These allocations have been based on the volume of chassis previously purchased. Sales of motor homes rely on chassis and are affected accordingly. As economic conditions improve and dealers begin to replenish their inventory, there may be a shortage of chassis for a period of time, which would adversely affect our production capacity and results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 19, 2007, the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $60 million. There is no time restriction on this authorization. During the third quarter of Fiscal 2010, there were no shares of our common stock repurchased pursuant to this authorization or otherwise. As of May 29, 2010, there was approximately $59.3 million remaining under this authorization to be used for future repurchases of our common stock.

ITEM 6. Exhibits

10.dd	Executive Change of Control Agreement dated May 3, 2010 between Winnebago Industries, Inc. and Daryl W. Krieger.*

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated July 2, 2010.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated July 2, 2010.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated July 2, 2010.

32.2	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated July 2, 2010.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.
(Registrant)

Date	July 2, 2010	/s/ Robert J. Olson
Robert J. Olson
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date	July 2, 2010	/s/ Sarah N. Nielsen
Sarah N. Nielsen
Chief Financial Officer (Principal Financial Officer)