Form 10-K
period 2010-08-28
WINNEBAGO INDUSTRIES INC
filed 2010-10-26
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended August 28, 2010; or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________________ to _______________________

Commission File Number 001-06403

WINNEBAGO INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Iowa	42-0802678
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

P.O. Box 152, Forest City, Iowa	50436
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (641) 585-3535
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($.50 par value)	The New York Stock Exchange, Inc.
Chicago Stock Exchange, Inc.
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐      Accelerated Filer ☒       Non-accelerated filer ☐    Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Aggregate market value of the common stock held by non-affiliates of the registrant: $337,376,333 (28,884,960 shares at the closing price on the New York Stock Exchange of $11.68 on February 26, 2010).
Common stock outstanding on October 5, 2010: 29,116,168 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement relating to the registrant's December 2010 Annual Meeting of Shareholders, scheduled to be held December 14, 2010, are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K where indicated.

Winnebago Industries, Inc.
2010 Form 10-K Annual Report

ii

WINNEBAGO INDUSTRIES, INC.
FORM 10-K
Report for the Fiscal Year Ended August 28, 2010
Forward-Looking Information
Certain of the matters discussed in this Annual Report on Form 10-K are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. A number of factors could cause actual results to differ materially from these statements, including, but not limited to, interest rates and availability of credit, low consumer confidence, significant increase in repurchase obligations, inadequate liquidity or capital resources, availability and price of fuel, a further or continued slowdown in the economy, availability of chassis and other key component parts, sales order cancellations, slower than anticipated sales of new or existing products, new product introductions by competitors, the effect of global tensions and other factors which may be disclosed throughout this Annual Report on Form 10-K. Although we believe that the expectations reflected in the "forward-looking statements" are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these "forward-looking statements," which speak only as of the date of this report. We undertake no obligation to publicly update or revise any "forward-looking statements," whether as a result of new information, future events or otherwise, except as required by law or the rules of the New York Stock Exchange.

PART I

Item 1. Business

General
The "Company," "Winnebago Industries," "we," "our" and "us" are used interchangeably to refer to Winnebago Industries, Inc. as appropriate in the context. At August 28, 2010, we had no subsidiaries.
Winnebago Industries, Inc., headquartered in Forest City, Iowa, is one of the leading United States manufacturer of motor homes which are self-contained recreation vehicles (RV) used primarily in leisure travel and outdoor recreation activities. We sell motor homes through independent dealers under the Winnebago, Itasca and ERA brand names. Other products manufactured by us consist primarily of original equipment manufacturing (OEM) parts, including extruded aluminum and other component products for other manufacturers and commercial vehicles.
We were incorporated under the laws of the state of Iowa on February 12, 1958, and adopted our present name on February 28, 1961. Our executive offices are located at 605 West Crystal Lake Road in Forest City, Iowa. Our telephone number is (641) 585-3535.
Available Information
Our Web Site, located at www.winnebagoind.com, provides additional information about us. On our Web Site, you can obtain, free of charge, this and prior year Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all of our other filings with the Securities and Exchange Commission ("SEC"). Our recent press releases are also available on our Web Site. Our Web Site also contains important information regarding our corporate governance practices. Information contained on our Web Site is not incorporated into this Annual Report on Form 10-K.

Principal Products
Net revenues by major product classes

	Year Ended (1)
(In thousands)	Aug. 28, 2010		Aug. 29, 2009		Aug. 30, 2008		Aug. 25, 2007		Aug. 26, 2006
Motor homes	$415,277	92.4%	$178,619	84.5%	$555,671	91.9%	$815,895	93.8%	$808,715	93.6%
Motor home parts and services	13,655	3.0%	12,559	5.9%	16,923	2.8%	16,413	1.9%	15,901	1.8%
Other manufactured products	20,552	4.6%	20,341	9.6%	31,758	5.3%	37,844	4.3%	39,787	4.6%
Total net revenues	$449,484	100.0%	$211,519	100.0%	$604,352	100.0%	$870,152	100.0%	$864,403	100.0%
(1)    The fiscal year ended August 30, 2008 contained 53 weeks; all other fiscal years contained 52 weeks.

Motor Homes. A motor home is a self-propelled mobile dwelling used primarily as temporary living quarters during vacation and camping trips, or to support some other active lifestyle. The Recreation Vehicle Industry Association (RVIA) classifies motor homes into three types which are defined as follows:

•
Class A models are conventional motor homes constructed directly on medium- and heavy-duty truck chassis, which include the engine and drivetrain components. The living area and driver's compartment are designed and produced by the motor home manufacturer. We manufacture Class A motor homes with gas and diesel engines.

•
Class B models are panel-type trucks to which sleeping, kitchen, and/or toilet facilities are added. These models may also have a top extension to provide more headroom. Our product offerings for the 2011 model year do not include any Class B models.

•
Class C models are mini motor homes built on van-type chassis onto which the motor home manufacturer constructs a living area with access to the driver's compartment. We manufacture Class C motor homes with gas and diesel engines.

We manufacture and sell Class A and C motor homes under the Winnebago and Itasca brand names. Our product offerings for the 2011 model year are as follows:

Type	Winnebago	Itasca
Class A (gas)	Vista, Sightseer, Adventurer	Sunstar, Sunova, Suncruiser
Class A (diesel)	Via, Journey, Journey Express, Tour	Reyo, Meridian, Meridian V Class, Ellipse
Class C	Access, Access Premier, Aspect, View, View Profile	Impulse, Impulse Silver, Cambria, Navion, Navion iQ
Models in our 2010 model year lineup discontinued for 2011 include the Winnebago Outlook (Class C) and the ERA (Class B).  Current plans call for the ERA to be reintroduced in the 2012 model year.
These motor homes generally provide living accommodations for up to seven people and include kitchen, dining, sleeping and bath areas, and in some models, a lounge. Optional equipment accessories include, among other items, generators, home theater systems, king-size beds, and UltraLeatherTM upholstery and a wide selection of interior equipment. With the purchase of any new motor home, we offer a comprehensive 12-month/15,000-mile warranty on the coach and, for Class A and C motor homes, a 3-year/36,000-mile structural warranty on sidewalls and floors.
Our Class A and C motor homes are sold by dealers in the retail market with manufacturer's suggested retail prices ranging from approximately $69,000 to $333,000, depending on size and model, plus optional equipment and delivery charges. Our motor homes range in length from 24 to 42 feet.
Unit sales of our recreation vehicles for the last five fiscal years were as follows:

	Year Ended (1)
Units	Aug. 28, 2010		Aug. 29, 2009		Aug. 30, 2008		Aug. 25, 2007		Aug. 26, 2006
Class A	2,452	55.3%	822	37.4%	3,029	47.3%	5,031	53.1%	4,455	45.3%
Class B	236	5.3%	149	6.8%	140	2.2%	—	—%	—	—%
Class C	1,745	39.4%	1,225	55.8%	3,238	50.5%	4,438	46.9%	5,388	54.7%
Total motor homes	4,433	100.0%	2,196	100.0%	6,407	100.0%	9,469	100.0%	9,843	100.0%
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
Motor Home Parts and Services. Motor home parts and service activities represent revenues generated by service work we perform for retail customers at our Forest City, Iowa facility and parts we sell to our dealers. As of August 28, 2010, our parts inventory was approximately $2.2 million and is located in a 450,000-square foot warehouse with what we believe to be the most sophisticated distribution and tracking system in the industry. Our competitive strategy is to provide proprietary manufactured parts through our dealer network, which we believe increases customer satisfaction and the value of our motor homes.
Other Manufactured Products. We manufacture aluminum extrusions which are sold to approximately 70 customers. To a limited extent, we manufacture other component parts sold to outside manufacturers. We also manufacture commercial vehicles which are motor home shells, primarily custom designed for the buyer's special needs and requirements, such as law enforcement command centers and mobile medical and dental clinics. These commercial vehicles are sold through our dealer network.

Production
We generally produce motor homes to order from dealers. We have the ability to increase our capacity by scheduling overtime and/or hiring additional production employees or to decrease our capacity through the use of shortened workweeks and/or reducing head count.
Our Forest City facilities have been designed to provide vertically integrated production line manufacturing. We also operate a cabinet products manufacturing facility in Charles City, Iowa. Our motor home bodies are made from various materials and structural components which are typically laminated into rigid, lightweight panels. Body designs are developed with computer design and analysis and subjected to a variety of tests and evaluations to meet our standards and requirements. We manufacture a number of components utilized in our motor homes, with the principal exceptions being chassis, engines, generators and appliances.
Most of our raw materials such as steel, aluminum, fiberglass and wood products are obtainable from numerous sources. Certain parts, especially motor home chassis, are available from a small group of suppliers. We are currently purchasing Class A and C chassis from Ford Motor Company, Mercedes-Benz Canada (a Daimler company) and Mercedes-Benz USA (a Daimler company) and Class A chassis from Freightliner Custom Chassis Corporation (a Daimler company). In Fiscal 2010, only two vendors, Ford Motor Company and Freightliner Custom Chassis Corporation individually accounted for more than 10 percent of our raw material purchases and approximating 35 percent in the aggregate.

Backlog
As of August 28, 2010, we had a backlog for our motor homes of 818 units with an approximate revenue value of $82.8 million. In comparison as of August 29, 2009, our backlog was 940 units with an approximate revenue value of $86.6 million. A more detailed description of our motor home order backlog is included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

Distribution and Financing
We market our motor homes on a wholesale basis to a diversified independent dealer organization located throughout the United States and, to a limited extent, in Canada. Foreign sales, including Canada, were less than nine percent of net revenues during each of the past three fiscal years. As of August 28, 2010 and August 29, 2009, our motor home dealer organization in the United States and Canada included approximately 230 and 245 dealer locations, respectively. We have a number of dealers that carry our Winnebago, Itasca and ERA brands; we count each dealer location only once regardless of how many of our brands are offered at each such dealer location. During Fiscal 2010, three dealer organizations accounted for approximately 25 percent of our net revenues. One of our dealer organizations, FreedomRoads, LLC, accounted for 15 percent of our net revenue, as they sold our products in 32 of their dealership locations across 20 U.S. states.
We have sales and service agreements with dealers which generally have a term of ten years but are subject to annual review. Many of the dealers are also engaged in other areas of business, including the sale of automobiles, trailers or boats, and many dealers carry one or more competitive lines of motor homes. We continue to place high emphasis on the capability of our dealers to provide complete service for our motor homes. Dealers are obligated to provide full service for owners of our recreation vehicles or, in lieu thereof, to secure such service from other authorized providers.
We advertise and promote our products through national RV magazines, the distribution of product brochures, the Go RVing national advertising campaign sponsored by RVIA, direct-mail advertising campaigns, various national promotional opportunities and on a local basis through trade shows, television, radio and newspapers, primarily in connection with area dealers.
Recreation vehicle sales to dealers are made on cash terms. Most dealers are financed on a "floorplan" basis under which a bank or finance company lends the dealer all, or substantially all, of the purchase price, collateralized by a security interest in the merchandise purchased. As is customary in the recreation vehicle industry, we typically enter into a repurchase agreement with a lending institution financing a dealer's purchase of our product upon the lending institution's request and after completion of a credit check of the dealer involved. Our repurchase agreements provide that for up to 18 months after a unit is financed, in the event of default by the dealer on the agreement to pay the lending institution and repossession of the unit(s) by the lending institution, we will repurchase the financed merchandise. Our maximum exposure for repurchases varies significantly from time to time, depending upon general economic conditions, seasonal shipments, competition, dealer organization, gasoline availability and access to and the cost of bank financing. (See Note 9.)

Competition
The recreation vehicle market is highly competitive with many other manufacturers selling products which compete directly with our products. Some of our competitors are much larger than us as they also participate in the towable recreation vehicle market, which may provide them additional purchasing power. Also, some of our competitors went through Chapter 11 bankruptcy protection and their assets were purchased without many of their liabilities, thus reducing their cost structure as compared to ours. The competition in the motor home industry is based upon design, price, quality and service of the products. We believe our principal competitive advantages are our brand strength, product quality and our service after the sale. We also believe that our products have historically commanded a price premium as a result of these competitive advantages.

Regulations, Trademarks and Patents
We are subject to a variety of federal, state and local laws and regulations, including the National Traffic and Motor Vehicle Safety Act, under which the National Highway Traffic Safety Administration may require manufacturers to recall recreation vehicles that contain safety-related defects, and numerous state consumer protection laws and regulations relating to the operation of motor vehicles, including so-called "Lemon Laws." We are also subject to regulations established by the Occupational Safety and Health Administration (OSHA). Our facilities are periodically inspected by federal and state agencies, such as OSHA. We believe that our products and facilities comply in all material respects with the applicable vehicle safety, consumer protection, RVIA and OSHA regulations and standards. Amendments to any of these regulations or the implementation of new regulations, however, could significantly increase the cost of manufacturing, purchasing, operating or selling our products and could have a material adverse effect on our results of operations. Our failure to comply with present or future regulations could result in fines being imposed on us, potential civil and criminal liability, suspension of sales or production or cessation of operations. In addition, a major product recall could have a material adverse effect on our results of operations.
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
We have several registered trademarks which include: Adventurer, Aspect, Cambria, Ellipse, ERA, Impulse, Itasca, Journey, Meridian, Navion, Outlook, Reyo, Sightseer, Suncruiser, Sunova, Sunstar, Tour, Via, View, Vista, and Winnebago. We believe that our trademarks and trade names are significant to our business and we will vigorously protect them against infringement. We are not dependent upon any patents or technology licenses for the conduct of our business.

Research and Development
Research and development expenditures are expensed as incurred. During Fiscal 2010, 2009 and 2008, we spent approximately $3.2 million, $3.3 million and $4.1 million, respectively on research and development activities.

Human Resources
At the end of Fiscal 2010, 2009 and 2008, we employed approximately 1,950, 1,630 and 2,250 persons, respectively. None of our employees are covered under a collective bargaining agreement. We believe our relations with our employees are good.

Executive Officers of the Registrant

Name	Office (Year First Elected an Officer)	Age
Robert J. Olson +	Chairman of the Board, Chief Executive Officer and President (1996)	59
Raymond M. Beebe	Vice President, General Counsel & Secretary (1974)	68
Robert L. Gossett	Vice President, Administration (1998)	59
Daryl W. Krieger	Vice President, Manufacturing (2010)	47
Roger W. Martin	Vice President, Sales and Marketing (2003)	50
Sarah N. Nielsen	Vice President, Chief Financial Officer (2005)	37
William J. O'Leary	Vice President, Product Development (2001)	61
Randy J. Potts	Senior Vice President, Strategic Planning (2006)	51
Brian J. Hrubes	Controller (1996)	59
Donald L. Heidemann	Treasurer (2007)	38
+ Director
Officers are elected annually by the Board of Directors. There are no family relationships between or among any of the Corporate Officers or Directors of the Company.
Mr. Olson has over 41 years of experience with Winnebago Industries. He was elected Chairman of the Board and Chief Executive Officer on May 5, 2008. He has been President since May 2007, previously serving as Senior Vice President, Operations, since January 2006. He served as Vice President, Manufacturing, from August 1996 to January 2006.
Mr. Beebe has over 36 years of experience with Winnebago Industries. He has been Vice President, General Counsel and Secretary since 1986.
Mr. Gossett has over 11 years of experience with Winnebago Industries. He has been Vice President, Administration since joining the Company in 1998.
Mr. Krieger has over 26 years of experience with Winnebago Industries. He has been Vice President, Manufacturing since May 2010. Prior to that time, he served as Director of Manufacturing from November 2009 to May 2010 and General Manager - Fabrication from February 2002 to November 2009.
Mr. Martin has over 16 years of experience with Winnebago Industries. He has been Vice President, Sales and Marketing since February 2003. He joined the Company as Director of Marketing in 1994.
Ms. Nielsen has five years of experience with Winnebago Industries. She has been Vice President, Chief Financial Officer since November 2005. Ms. Nielsen joined the Company in August 2005 as Director of Special Projects and Training. Prior to joining Winnebago Industries, she was employed by Deloitte & Touche LLP beginning in 1995; she was in the position of Assurance and Advisory Services Senior Manager from 2003 to August 2005.
Mr. O'Leary has over 38 years of experience with Winnebago Industries. He has been Vice President, Product Development since 2001.
Mr. Potts has over 27 years of experience with Winnebago Industries. He has been Senior Vice President, Strategic Planning since November 2009. Prior to that time, he served as Vice President, Manufacturing from October 2006 to November 2009, Director of Manufacturing from February 2006 to October 2006 and as General Manager of Manufacturing Services from November 2000 to February 2006.
Mr. Hrubes has over 38 years of experience with Winnebago Industries. He has been Controller since December 1996.
Mr. Heidemann has three years of experience with Winnebago Industries and was elected to the position of Treasurer in August 2007.  Prior to joining Winnebago Industries, Mr. Heidemann served in various treasury positions for Select Comfort Corporation from 2003 to July 2007.

Item 1A. Risk Factors
The following risk factors should be considered carefully in addition to the other information contained in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face, but represent the most significant risk factors that we believe may adversely affect the RV industry and our business, operations or financial position.
Risks Related to Our Business
Competition
The market for recreation vehicles is very competitive. Competition in this industry is based upon price, design, value, quality and service. There can be no assurance that existing or new competitors will not develop products that are superior to our recreation vehicles or that achieve better consumer acceptance, thereby adversely affecting market share, sales volume and profit margins. Some of our competitors are much larger than us as they also participate in the towable recreation vehicle market, which may provide them additional purchasing power. Also, some of our competitors have recently sought Chapter 11 bankruptcy protection and their assets were purchased without many of their liabilities, thus reducing their cost structure as compared to ours. These competitive pressures could have a material adverse effect on our results of operations.
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

Credit Availability and Interest Rates to Dealers and Retail Purchasers
Our business is affected by the availability and terms of the financing to dealers. Generally, recreation vehicle dealers finance their purchases of inventory with financing provided by lending institutions. Two financial flooring institutions held 70 percent of our total financed dealer inventory dollars that were outstanding at August 28, 2010. In the event that either or both of these lending institutions limit or discontinue dealer financing, we could experience a material adverse effect on our results of operations. Our business is also affected by the availability and terms of financing to retail purchasers. Customers purchasing a motor home may elect to finance their purchase through the dealership or a financial institution of their choice. Substantial increases in interest rates and decreases in the general availability of credit for our dealers or for the retail purchaser may have an adverse impact upon our business and results of operations.
Maintaining Adequate Liquidity and Capital Resources
Although we have historically generated revenues from our operations to pay operating expenses, make capital expenditures, buy back stock and pay cash dividends, our ability to continue to meet our cash requirements over the long term may be substantially more difficult. Due to challenging market conditions in the past few years, revenues generated from motor home sales have been significantly reduced from historical levels, further constraining our liquidity and capital resources. We have taken a number of steps, as discussed in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Analysis of Financial Condition, Liquidity and Resources" below, to increase our cash position and ensure adequate liquidity. However, the continuation of reduced demand for our products could weaken our liquidity position and materially adversely affect net revenues available for anticipated cash needs. To the extent the initiatives we have undertaken are not successful or we are unable to successfully implement other alternative actions, our ability to cover both short-term and long-term operation requirements would be significantly adversely affected.
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
Potential Loss of a Large Dealer Organization
During Fiscal 2010, one of our dealer organizations, FreedomRoads, LLC, accounted for 15 percent of our net revenue, as they sold our products in 32 of their dealership locations across 20 U.S. states. The loss of this dealer organization could have a significant adverse effect on our business. In addition, deterioration in the liquidity or creditworthiness of FreedomRoads, LLC could negatively impact our sales and could trigger repurchase obligations under our repurchase agreements.
Potential Repurchase Liabilities
In accordance with customary practice in the recreation vehicle industry, we enter into formal repurchase agreements with lending institutions pursuant to which we agree, in the event of a default by an independent retailer in its obligation to a lender and repossession of the unit(s) by the lending institution, to repurchase units at declining prices over the term of the agreements, which can last up to 18 months. The difference between the gross repurchase price and the price at which the repurchased product can then be resold, which is typically at a discount to the gross repurchase price, represents a potential expense to us. Our maximum potential exposure under these formal repurchase agreements was approximately $155.5 million at August 28, 2010.
In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary terminations. Incremental repurchase exposure beyond repurchase agreements was approximately $4.5 million at August 28, 2010.
Prior to Fiscal 2009, our losses associated with repurchases had not been material. However, the substantial decrease in retail demand for recreation vehicles and tightened credit standards by lenders resulted in a significant increase in defaults by our dealers during Fiscal 2009. If we are obligated to repurchase a larger number of motor homes in the future, this would increase our costs and could be material. (See Note 9.)
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
Dependence on Suppliers
Most of our RV components are readily available from numerous sources. However, a few of our components are produced by a small group of quality suppliers. In the case of motor home chassis, Ford Motor Company, Freightliner Custom Chassis Corporation and Mercedes-Benz USA are our major suppliers. Our relationship with our chassis suppliers is similar to our other supplier relationships in that no special contractual commitments are engaged in by either party. Historically, chassis suppliers resort to an industry-wide allocation system during periods when supply is restricted. These allocations have been based on the volume of chassis previously purchased. Sales of motor homes rely on chassis and are affected accordingly. Decisions by our suppliers to decrease production, production delays, or work stoppages by the employees of such suppliers could have a material adverse effect on our ability to produce motor homes and ultimately, on the results of operations.
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
Risks Related to Our Company
Anti-takeover Effect
Provisions of our articles of incorporation, by-laws and the Iowa Business Corporation Act could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial by our shareholders. The combination of these provisions effectively inhibits a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock.

Item 1B. Unresolved Staff Comments
None

Item 2. Properties
Our principal manufacturing, maintenance and service operations are conducted in multibuilding complexes owned by us. The following sets forth our material facilities as of August 28, 2010:

Location	Facility Type/Use	# of Buildings	Owned or Leased	Square Footage
Forest City, Iowa	Manufacturing, maintenance, service and office	31	Owned	1,593,000
Forest City, Iowa	Warehouse	4	Owned	702,000
Charles City, Iowa	Manufacturing	2	Owned	161,000
Charles City, Iowa	Assets Held for Sale (Manufacturing Facility)	3	Owned	191,000
Hampton, Iowa	Assets Held for Sale (Manufacturing Facility)	2	Owned	135,000
		42		2,782,000
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
We have a sales agreement in place to sell one of the facilities that is held for sale (Charles City Manufacturing Facility) on or before November 1, 2010 for $3.9 million, as further described in Note 5.
Under terms of our new credit facility, as further described in Note 6, we have encumbered substantially all of our real property for the benefit of the lender under such facility.

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

Item 4. (Removed and Reserved)

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the New York and Chicago Stock Exchanges with the ticker symbol of WGO.
Below are the New York Stock Exchange high, low and closing prices of Winnebago Industries, Inc. common stock for each quarter of Fiscal 2010 and Fiscal 2009:

Fiscal 2010	High	Low	Close	Fiscal 2009	High	Low	Close
First Quarter	$16.44	$10.67	$11.08	First Quarter	$15.20	$4.22	$5.88
Second Quarter	13.97	10.27	11.68	Second Quarter	7.47	3.90	4.05
Third Quarter	17.43	11.40	12.13	Third Quarter	9.23	3.14	7.67
Fourth Quarter	13.17	8.10	9.05	Fourth Quarter	12.23	6.01	11.62
Holders
Shareholders of record as of October 5, 2010: 3,544
Dividends Paid Per Share
Dividends of $0.12 per share (approximately $3.5 million) were paid in the first quarter of Fiscal 2009; however, on October 15, 2008, our Board of Directors suspended future cash dividend payments in order to conserve capital and to maintain liquidity. As a result, no dividends have been paid since the first quarter of Fiscal 2009.
Our credit facility, as further described in Note 6, contains covenants that limit our ability, among other things, to pay certain dividends without the consent of Burdale Capital Finance, Inc., as Agent and the lenders thereunder, in their sole discretion.
Issuer Purchases of Equity Securities
On December 19, 2007, the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $60 million. There is no time restriction on this authorization. During Fiscal 2010, approximately 17,000 shares were repurchased under the authorization, at an aggregate cost of approximately $250,000. These shares were repurchased from employees who vested in Winnebago shares during the year and elected to pay their payroll tax via shares as opposed to cash. As of August 28, 2010, there was approximately $59.3 million remaining under this authorization.
Our credit facility, as further described in Note 6, contains covenants that limit our ability, among other things, except for limited redemptions of Winnebago Industries' common stock from employees, to make distributions or payments with respect to or purchases of Winnebago Industries' common stock without the consent of Burdale Capital Finance, Inc., as Agent and the lenders thereunder, in their sole discretion.
The following table provides information with respect to purchases by us of shares of our common stock during each fiscal month of the fourth quarter of Fiscal 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
05/30/10 - 07/03/10	78	$ 11.03	78	$59,334,000
07/04/10 - 07/31/10	—	—	—	$59,334,000
08/01/10 - 08/28/10	—	—	—	$59,334,000
Total	78	$ 11.03	78	$59,334,000
Equity Compensation Plan Information
The following table provides information as of August 28, 2010 with respect to shares of our common stock that may be issued under our existing equity compensation plans:

	(a)		(b)	(c)
(Adjusted for the 2-for-1 Stock Split on March 5, 2004) Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in (a))
Equity compensation plans approved by shareholders	940,815	(1)	$27.82	3,101,594	(2)
Equity compensation plans not approved by shareholders (3)	102,856	(4)	14.44	—	(5)
Total	1,043,671		$26.50	3,101,594
(1)    This number includes 622,279 stock options granted under the 2004 Incentive Compensation Plan (the "Plan"). Also included are 318,536 options granted under the 1997 Stock Option Plan.
(2)    This number represents stock options available for grant under the Plan as of August 28, 2010. The Plan replaced the 1997 Stock Option Plan effective January 1, 2004. No new grants may be made under the 1997 Stock Option Plan. Any stock options previously granted under the 1997 Stock Option Plan will continue to be exercisable in accordance with their original terms and conditions.
(3)    Our sole equity compensation plan not previously submitted to our shareholders for approval is the Directors' Deferred Compensation Plan. The Board of Directors may terminate the Directors' Deferred Compensation Plan at any time. If not terminated earlier, the Directors' Deferred Compensation Plan will automatically terminate on June 30, 2013. For a description of the key provisions of the Directors' Deferred Compensation Plan, see the information in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 14, 2010 under the caption "Director Compensation," which information is incorporated by reference herein.
(4)    Represents shares of common stock issued to a trust which underlie stock units, payable on a one-for-one basis, credited to stock unit accounts as of August 28, 2010 under the Directors' Deferred Compensation Plan.
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

Performance Graph
The following graph compares our five-year cumulative total shareholder return (including reinvestment of dividends) with the cumulative total return on the Standard & Poor's 500 Index and a peer group. The peer group companies consisting of Thor Industries, Inc., Polaris Industries, Inc. and Brunswick Corporation were selected by us as they also manufacture recreational products. It is assumed in the graph that $100 was invested in our common stock, in the Standard & Poor's 500 Index and in the stocks of the peer group companies on August 27, 2005 and that all dividends received within a quarter were reinvested in that quarter. In accordance with the guidelines of the Securities and Exchange Commission, the shareholder return for each entity in the peer group index has been weighted on the basis of market capitalization as of each annual measurement date set forth in the graph.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
August 2010
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
8/27/2005
8/26/2006
8/25/2007
8/30/2008
8/29/2009
8/28/2010
Winnebago Industries, Inc.
S&P 500 Index - Total Returns
Peer Group

	Base Period
Company/Index	8/27/05	8/26/06	8/25/07	8/30/08	8/29/09	8/28/10
Winnebago Industries, Inc.	100.00	88.44	87.76	37.36	38.64	30.09
S&P 500 Index	100.00	109.52	127.43	112.87	93.01	98.18
Peer Group	100.00	81.48	89.14	58.77	54.40	66.93

Item 6. Selected Financial Data (See pages 58 and 59)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in eight sections:

•	Executive Overview

•	Industry Outlook

•	Company Outlook

•	Results of Operations

•	Analysis of Financial Condition, Liquidity and Capital Resources

•	Contractual Obligations and Commercial Commitments

•	Critical Accounting Policies

•	New Accounting Pronouncements
Our MD&A should be read in conjunction with the Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Executive Overview
Winnebago Industries, Inc. is a leading U.S. manufacturer of motor homes with a proud history of manufacturing recreation vehicles for more than 50 years. Our strategy is to manufacture quality motor homes in a profitable manner. We produce all of our motor homes in highly vertically integrated manufacturing facilities in the state of Iowa. We distribute our products through independent dealers throughout the United States and Canada, who then retail the products to the end consumer. Our retail unit market share, as reported by Statistical Surveys, Inc. (Statistical Surveys), is as follows:

	Through August 31,		Calendar Year
US Retail:	2010	2009	2009	2008	2007
Class A gas	23.3%	23.1%	22.9%	23.2%	21.9%
Class A diesel	13.6%	10.9%	11.4%	8.1%	8.9%
Total Class A	18.4%	16.5%	16.6%	15.3%	15.2%
Class C	17.7%	22.6%	22.7%	22.8%	24%
Total Class A and C	18.1%	19.1%	19.1%	18.3%	18.5%

Class B	18.2%	16.8%	18.1%	3.5%	—%

	Through July 31,		Calendar Year
Canadian Retail:	2010	2009	2009	2008	2007
Class A gas	18.2%	12.0%	13.8%	18.4%	16.6%
Class A diesel	11.5%	6.8%	7.0%	5.3%	6.3%
Total Class A	15.0%	9.2%	10.0%	12.4%	11.9%
Class C	21.1%	8.9%	9.5%	19.5%	18.3%
Total Class A and C	18.2%	9.0%	9.8%	15.7%	14.4%
We have led the industry with the highest market share in the U.S. of Class A and Class C motor homes combined for the past nine calendar years. Currently, we are tied for the number one position per the most recent Statistical Surveys reporting through August 2010. We have seen notable improvement in our Class A market share in 2010, primarily due to Class A diesel retail acceptance, and we lead the industry in that sector. However, we have experienced a drop in Class C market share in 2010. In addition to increased competitive pricing pressures in the Class C product, particularly at the entry level, we believe this decline resulted primarily from large volume RV rental operators increasing their fleet purchases in early 2010. While our company participated in some of this volume, we chose not to pursue a large percentage of fleet rental business due to considerably lower margins.

We began producing Class B motor homes in February 2008 and we held the number three U.S. position in retail unit market share for Class B motor homes in Calendar 2009 and through August in Calendar 2010.
We hold the number two retail market share position in Canada through July 2010, which is approximately 13 percent of the U.S. market. Our market share in Canada was significantly impacted in Calendar 2009 due to the distressed merchandise sold into the dealer channel, primarily by competitors going through Chapter 11 bankruptcy. We have seen significant improvement in Calendar 2010 in all categories due to the fact that the majority of that distressed product was retailed in 2009. Our increased level of Canadian rental orders has also positively impacted our Class C share thus far in Calendar 2010.

Industry Outlook
The motorized RV market was significantly impacted by highly unstable market conditions in recent years. The tightening of the wholesale and retail credit markets, low consumer confidence, the effect of the global recession and uncertainty related to fuel prices placed enormous pressure on retail sales and as a result, dealers significantly reduced their inventory levels. Industry motorhome wholesale shipments in the 20 years prior to Calendar 2008 averaged 58,000 units per year, similar to retail demand. In Calendar 2008, shipments dropped 49 percent to 28,300, the lowest deliveries on record since 1971 and then shipments dropped an additional 53 percent in Calendar 2009 to an unprecedented level of 13,200. Retail registrations fell during this same time frame, but not to the same magnitude, resulting in significant dealer inventory liquidation.
Thus far in Calendar 2010, industry shipments have improved dramatically as compared to the prior year and have been in line with retail demand through July. We attribute the recovery to the improvement in wholesale and retail credit availability and also a result of dealer inventory levels reaching equilibrium with retail demand. The current industry outlook for Calendar 2010 per the RVIA is for wholesale shipments to be higher than retail activity was in Calendar 2009, as evidenced in the table below. RVIA has also forecasted that shipments in Calendar 2011 will increase by an additional 13 percent to 26,500 units.
Key statistics for the motor home industry are as follows:

	US and Canada Industry Class A, B & C Motor Homes
	Wholesale Shipments(1)					Retail Registrations(2)
	Calendar Year					Calendar Year
(In units)	2009		2008	(Decrease) Increase	Change	2009		2008	Decrease	Change
First quarter	2,400		11,000	(8,600)	(78.2)%	4,800		9,700	(4,900)	(50.5)%
Second quarter	3,200		9,300	(6,100)	(65.6)%	7,100		11,900	(4,800)	(40.3)%
Third quarter	3,300		5,000	(1,700)	(34.0)%	5,800		7,600	(1,800)	(23.7)%
Fourth quarter	4,300		3,000	1,300	43.3%	4,200		4,600	(400)	(8.7)%
Total	13,200		28,300	(15,100)	(53.4)%	21,900		33,800	(11,900)	(35.2)%

(In units)	2010		2009	Increase	Change	2010		2009	Increase(Decrease)	Change
First quarter	5,700		2,400	3,300	137.5%	4,900		4,800	100	2.1%
Second quarter	7,800		3,200	4,600	143.8%	7,700		7,100	600	8.5%
July	1,900		900	1,000	111.1%	2,000		2,100	(100)	(4.8)%
August	2,300		1,100	1,200	109.1%	1,600	(4)	1,900	(300)	(15.8)%
September - December	5,700	(3)	5,600	100	1.8%			6,000
Total	23,400	(3)	13,200	10,200	77.3%	16,200	(5)	21,900

(1)	Class A, B and C wholesale shipments as reported by RVIA, rounded to the nearest hundred.

(2)	Class A, B and C retail registrations as reported by Statistical Surveys for the US and Canada combined, rounded to the nearest hundred.

(3)	Based upon forecasted 2010 Class A, B and C wholesale shipments as reported by RVIA in the Roadsigns Fall 2010 issue.

(4)	US retail registration for Class A, B, and C for August 2010. Canada retail registrations not yet available.

(5)	Statistical Surveys has not issued a projection for 2010 retail demand.

Company Outlook
We have seen significant improvements throughout Fiscal 2010 in our business, both in net revenues and in our operating performance. As a result of increased order activity, which we attributed to the very low level of dealer inventories and the strong acceptance of our model year 2010 product lineup, we hired approximately 350 hourly employees and began to increase our weekly production rates during the first quarter of Fiscal 2010. This production ramp-up was the driver for increased wholesale shipments for the balance of the fiscal year. The added volume allowed for greater absorption of our fixed costs and improved labor efficiencies, which favorably impacted our profit margins. Note that our dealers' inventories increased for the first time in two years during our second quarter of Fiscal 2010 and they have maintained these levels throughout the remainder of the year. With dealer inventories at reasonable levels throughout the year, we were able to reduce the level of discounting and retail programs offered, which also positively impacted our margins. We believe retail sales will be the key driver to sustain our recovery and for continued growth going forward.
Certain key metrics for our Class A, B and C motor homes are provided in the table below:

			As of Quarter End
(In units and presented in fiscal quarters)	Wholesale Deliveries	Retail Registrations	Dealer Inventory	Order Backlog
1st quarter 2009	656	1,050	3,269	338
2nd quarter 2009	315	666	2,918	335
3rd quarter 2009	620	1,214	2,324	382
4th quarter 2009	605	1,235	1,694	940
Rolling 12 months (Sept 2008 through Aug 2009)	2,196	4,165

1st quarter 2010	794	921	1,567	1,521
2nd quarter 2010	1,109	654	2,022	1,159
3rd quarter 2010	1,366	1,388	2,000	935
4th quarter 2010	1,164	1,120	2,044	818
Rolling 12 months (Sept 2009 through Aug 2010)	4,433	4,083

Key Comparison Increases (Decreases):	Wholesale Deliveries	Retail Registrations	Dealer Inventory	Order Backlog
Rolling 12 month period comparison (Aug 2010 to Aug 2009)	2,237	(82)	NA	NA
	101.9%	(2.0)%	NA	NA
4th quarter Fiscal 2010 as compared to 4th quarter Fiscal 2009	559	(115)	350	(122)
	92.4%	(9.3)%	20.7%	(13.0)%
4th quarter Fiscal 2010 as compared to 3rd quarter Fiscal 2010	(202)	(268)	44	(117)
	(14.8)%	(19.3)%	2.2%	(12.5)%
Our motor home order backlog was as follows:

	As Of
	August 28, 2010		August 29, 2009		(Decrease) Increase
	Units	Product Mix %	Units	Product Mix %	Units	%
Class A gas	272	33.2%	345	36.7%	(73)	(21.2)%
Class A diesel	218	26.7%	198	21.1%	20	10.1%
Total Class A	490	59.9%	543	57.8%	(53)	(9.8)%
Class B (1)	—	—%	10	1.1%	(10)	(100.0)%
Class C	328	40.1%	387	41.2%	(59)	(15.2)%
Total backlog	818	100.0%	940	100.0%	(122)	(13.0)%
Total approximate revenue dollars (in thousands) (2)	$82,773		$86,626		$(3,853)	(4.4)%

(1)	Class B backlog is currently not applicable given the fact that the ERA was temporarily discontinued in the 2011 model year. Current plans call for the ERA to be reintroduced in the 2012 model year.

(2)
We include in our backlog all accepted purchase orders from dealers to be shipped within the next six months. Orders in backlog can be canceled or postponed at the option of the dealer at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Results of Operations
Fiscal 2010 Compared to Fiscal 2009
The following is an analysis of changes in key items included in the statements of operations for the fiscal year ended August 28, 2010 compared to the fiscal year ended August 29, 2009:

	Year Ended
(In thousands, except percent and per share data)	August 28, 2010	% of Revenues(1)	August 29, 2009	% of Revenues(1)	Increase (Decrease)	% Change
Net revenues	$449,484	100.0%	$211,519	100.0%	$237,965	112.5%
Cost of goods sold	423,217	94.2%	242,265	114.5%	180,952	74.7%
Gross profit (deficit)	26,267	5.8%	(30,746)	(14.5)%	57,013	(185.4)%

Selling	12,724	2.8%	12,616	6.0%	108	0.9%
General and administrative	13,023	2.9%	15,298	7.2%	(2,275)	(14.9)%
Asset impairment	—	—%	855	0.4%	(855)	(100.0)%
Operating expenses	25,747	5.7%	28,769	13.6%	(3,022)	(10.5)%

Operating income (loss)	520	0.1%	(59,515)	(28.1)%	60,035	(100.9)%
Financial income	222	0.0%	1,452	0.7%	(1,230)	(84.7)%
Pre-tax income (loss)	742	0.2%	(58,063)	(27.5)%	58,805	(101.3)%
(Benefit) provision for taxes	(9,505)	(2.1)%	20,703	9.8%	(30,208)	(145.9)%
Net income (loss)	$10,247	2.3%	$(78,766)	(37.2)%	$89,013	113.0%
Diluted income (loss) per share	$0.35		$(2.71)		$3.06	(112.9)%
Diluted average shares outstanding	29,101		29,051
(1) Percentages may not add due to rounding differences.
Unit deliveries and average sales price (ASP), net of discounts, consisted of the following:

	Year Ended
(In units)	August 28, 2010	Product Mix %	August 29, 2009	Product Mix %	Increase	% Change
Class A gas	1,483	33.4%	480	21.8%	1,003	209.0%
Class A diesel	969	21.9%	342	15.6%	627	183.3%
Total Class A	2,452	55.3%	822	37.4%	1,630	198.3%
Class B	236	5.3%	149	6.8%	87	58.4%
Class C	1,745	39.4%	1,225	55.8%	520	42.4%
Total deliveries	4,433	100.0%	2,196	100.0%	2,237	101.9%
ASP (in thousands)	$96		$87		$9	10.3%
Net revenues for Fiscal 2010 increased $238.0 million, or 112.5 percent, compared to Fiscal 2009 due to the following:

•	Volume: The primary reason for the net revenue increase was an increase of unit deliveries of 101.9 percent.

•
Pricing and mix: Our motor home ASP increased 10.3 percent. This increase was primarily due a shift in mix of more Class A motor homes, our higher-priced products. Class A products were 55.3 percent of our volume this year compared to 37.4 percent last year. Our ASP also increased due to a significant reduction in product discounts this year due to improved market conditions.

•	Promotional incentives: Our retail and other incentives decreased significantly, a decrease of 2.5 percent (as a percentage of net revenues) due to improvement in the motor home market.

•
Repurchases: Our losses on repurchases of motor homes were lower than last year, also a result of improvement in the motor home market. As a percentage of net revenues, repurchase expense was 0.1 percent this year compared to 1.2 percent last year.

•	Other revenue: Revenues for motor home parts and services and other manufactured products increased by 4.0 percent.
Cost of goods sold was $423.2 million, or 94.2 percent, of net revenues for Fiscal 2010 compared to $242.3 million, or 114.5 percent, of net revenues for Fiscal 2009 due to the following:

•
The change in our variable costs (materials, direct labor, variable overhead, delivery expense and warranty) increased $181.4 million, which was primarily caused by increased sales volume. Total variable costs, as a percent of net revenues, decreased to 85.2 percent this year from 95.3 percent last year. The 10.1 percent decrease was primarily caused by decreased discounting and promotional incentives.

•
Our variable costs were favorably impacted by $780,000, or 0.2 percent, of net revenues this year due to the reduction of the last-in, first-out (LIFO) inventory liquidation, as compared to a LIFO inventory liquidation of $7.0 million, or 3.3 percent, of net revenues last year.

•
Fixed overhead (manufacturing support labor, depreciation and facility costs) and research and development-related costs decreased to 8.9 percent of net revenues compared to 19.2 percent last year. This difference was due primarily to higher absorption of fixed costs as a result of significantly higher production volume.

•	All factors considered, gross profit increased from a gross deficit of 14.5 percent of net revenues to a gross profit of 5.8 percent of net revenues.
General and administrative expenses decreased $2.3 million, or 14.9 percent, in Fiscal 2010. This decrease was due primarily to reductions in legal expenses of $1.5 million and lower depreciation expense of $500,000. As a percent of net revenues, general and administrative expenses were 2.9 percent this year compared to 7.2 percent last year. The decrease in percentage of net revenues was caused by the significant difference in revenue levels between the two fiscal periods.
Asset impairment expenses of $855,000 were recorded in Fiscal 2009 as a result of the decision to close the Hampton, Iowa fiberglass manufacturing facility.
Financial income decreased $1.2 million or 84.7 percent, in Fiscal 2010. Primary reasons for this decrease were increased line of credit costs of $800,000 (which included a termination fee of $375,000 paid to Wells Fargo to terminate a credit and security agreement) and lower investment income of $600,000. For further discussion of financial income, see Note 6.
The overall effective income tax rate for this year was a benefit of 1,281.0 percent compared to an expense of 35.6 percent last year. The following table breaks down the two aforementioned tax rates:

	Year Ended
	August 28, 2010		August 29, 2009
(In thousands)	Amount	Effective Rate (%)	Amount	Effective Rate (%)
Tax expense (benefit) on current operations	$667	89.9%	$(22,898)	(39.5)%
Valuation allowance
Decrease (Fiscal 2009 carryback)	(5,792)	(780.6)%	—	—
Increase	336	45.3%	44,976	77.5%
Uncertain tax positions settlements and adjustments	(3,195)	(430.6)%	(500)	(0.9)%
Other	(1,521)	(205.0)%	(875)	(1.5)%
Total (benefit) provision for taxes	$(9,505)	(1,281.0)%	$20,703	35.6%
Tax benefit on current operations
The overall effective income tax rate for Fiscal 2010 was 89.9 percent compared to the overall effective tax benefit rate of 39.5 percent for Fiscal 2009. The primary reason for the difference in the overall effective rate is the relationship between our lower pre-tax income relative to the permanent financial accounting to taxable income (loss) adjustments for this year compared to last year. Our significant permanent adjustments are tax-free income from company-owned life insurance (COLI) and student loan-related tax exempt securities which resulted in an increase to the tax benefit of $1.0 million and increased the tax benefit rate by 136.5 percent in Fiscal 2010. In Fiscal 2009, tax-free investment income resulted in a tax benefit of $1.2 million (a 2.0 percent increase in the effective benefit rate).
Valuation allowance - decrease
At the end of Fiscal 2009, we had established a valuation allowance on all deferred tax assets and net operating loss (NOL) carryforward assets associated with Fiscal 2009. During our first quarter of Fiscal 2010, the President of the United States signed into law the Worker, Homeownership, and Business Assistance Act of 2009, which expanded the carryback period from two to five years, allowing us to carryback all Fiscal 2009 NOL. During the third quarter of this year, we filed a superseding federal tax return to accelerate certain tax deductions and amended our original carryback request which resulted in an additional benefit of $1.0 million received during the fourth quarter of this year. As a result, we recorded a total tax benefit of $5.8 million and reduced the associated valuation allowance due to this beneficial tax law change.
Valuation allowance - increase
The increase in the valuation allowance of $336,000 related to Fiscal 2010 tax credits and NOL's established during the year due to taxable losses incurred. During the fourth quarter of Fiscal 2009, we recorded a non-cash charge of $45.0 million to establish a full valuation allowance on the deferred tax assets. Accounting Standard Codification (ASC) 740, Income Taxes, requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its future outlook. Under that standard, our three-year historical cumulative loss was a significant negative factor. This loss, combined with uncertain near-term market and economic conditions, reduced our ability to rely on our projections of any future taxable income in determining whether a valuation allowance is appropriate. Accordingly, we concluded that, based on ASC 740 guidelines, a full valuation allowance should be established. We will continue to assess the likelihood that our deferred tax assets will be realizable and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations. For further discussion of income taxes, see Note 10.
Uncertain tax positions settlements and adjustments
During Fiscal 2010, benefits of $3.2 million were recorded as a result of positive settlements of uncertain tax positions with taxing authorities and other adjustments to uncertain tax positions. Of this amount, $1.7 million resulted from the reduction of reserves associated with unrecognized tax benefits as a result of a positive resolution of the federal IRS tax audit on our income tax returns for Fiscal 2006 through Fiscal 2008. During Fiscal 2009, benefits of $500,000 were recorded as a result of favorable settlements with various taxing jurisdictions and other adjustments to uncertain tax positions. Benefits of $1.5 million and $875,000 were recorded as a result of tax planning initiatives recognized during Fiscal 2010 and 2009 respectively. For further discussion of income taxes, see Note 10.
Other
During Fiscal 2010, the tax benefits recorded were primarily the result of filing amended state returns.
Net income and diluted income per share were $10.2 million and $0.35 per share, respectively, for Fiscal 2010. In Fiscal 2009, the net loss was $78.8 million and diluted loss was $2.71 per share.
Fiscal 2009 Compared to Fiscal 2008
The following is an analysis of changes in key items included in the statements of operations for the fiscal year ended August 29, 2009 compared to the fiscal year ended August 30, 2008:

	Year Ended (1)
(In thousands, except percent and per share data)	August 29, 2009	% of Revenues(2)	August 30, 2008	% of Revenues(2)	(Decrease) Increase	% Change
Net revenues	$211,519	100.0%	$604,352	100.0%	$(392,833)	(65.0)%
Cost of goods sold	242,265	114.5%	569,580	94.2%	(327,315)	(57.5)%
Gross (deficit) profit	(30,746)	(14.5)%	34,772	5.8%	(65,518)	NMF

Selling	12,616	6.0%	18,482	3.1%	(5,866)	(31.7)%
General and administrative	15,298	7.2%	21,359	3.5%	(6,061)	(28.4)%
Asset impairment	855	0.4%	4,686	0.8%	(3,831)	(81.8)%
Operating expenses	28,769	13.6%	44,527	7.4%	(15,758)	(35.4)%

Operating loss	(59,515)	(28.1)%	(9,755)	(1.6)%	(49,760)	NMF
Financial income	1,452	0.7%	4,314	0.7%	(2,862)	(66.3)%
Pre-tax loss	(58,063)	(27.5)%	(5,441)	(0.9)%	(52,622)	NMF
Provision (benefit) for taxes	20,703	9.8%	(8,225)	(1.4)%	28,928	NMF
Net (loss) income	$(78,766)	(37.2)%	$2,784	0.5%	$(81,550)	NMF
Diluted (loss) income per share	$(2.71)		$0.10		$(2.81)	NMF
Diluted average shares outstanding	29,051		29,144		(93)	(0.3)%
(1)    Fiscal year ended August 29, 2009 contained 52 weeks; fiscal year ended August 30, 2008 contained 53 weeks.
(2)    Percentages may not add due to rounding differences.

Unit deliveries and ASP, net of discounts, consisted of the following:

	Year Ended (1)
(In units)	August 29, 2009	Product Mix %	August 30, 2008	Product Mix %	(Decrease) Increase	% Change
Class A gas	480	21.8%	2,129	33.2%	(1,649)	(77.5)%
Class A diesel	342	15.6%	900	14.1%	(558)	(62.0)%
Total Class A	822	37.4%	3,029	47.3%	(2,207)	(72.9)%
Class B	149	6.8%	140	2.2%	9	6.4%
Class C	1,225	55.8%	3,238	50.5%	(2,013)	(62.2)%
Total deliveries	2,196	100.0%	6,407	100.0%	(4,211)	(65.7)%
ASP (in thousands)	$87		$88		$(1)	(1.4)%
(1)    Fiscal year ended August 29, 2009 contained 52 weeks; fiscal year ended August 30, 2008 contained 53 weeks.
Net revenues for Fiscal 2009 decreased $392.8 million, or 65.0 percent, compared to Fiscal 2008 due to the following:

•	Volume decline: The primary reason for the net revenue decline was due to unit deliveries decreasing by 65.7 percent.

•
Pricing and mix: Our ASP in Fiscal 2009 as compared to the previous year decreased 1.4 percent. The decrease in our ASP was due to an increase of product discounts we offered at the wholesale level and a shift in mix to lower-priced products, partially offset by increase in pricing. Our sales mix for the year was more heavily weighted to lower-priced products as 63 percent of our volume in Fiscal 2009 was Class B and C product as compared to a 53 percent mix of Class B and C products in Fiscal 2008.

•
Promotional incentives: Our retail and other incentives increased by 3.2 percent (as a percentage of net revenues) due to increased retail promotional activity on significantly lower revenues. We used retail incentive programs to help stimulate dealer traffic and the programs had a substantial impact in reducing the dealer inventory level, as our dealer inventory in units was down 53.8 percent at August 29, 2009 compared to August 30, 2008.

•
Repurchases: Our loss on repurchase of motor homes during Fiscal 2009 were significantly higher than previous years as a result of the dramatic decline in the motor home market. As a percentage of net revenues, repurchase expense was 1.2% in Fiscal 2009 compared to 0.1 percent in Fiscal 2008.

•	Other revenue: Revenues for motor home parts and services and other manufactured products decreased by 32.4 percent.
Cost of goods sold was $242.3 million, or 114.5 percent, of net revenues for Fiscal 2009 compared to $569.6 million, or 94.2 percent, of net revenues for Fiscal 2008 due to the following:

•
The change in our variable costs (materials, direct labor, variable overhead, delivery expense and warranty) comprised $316.6 million of the $327.3 million decrease which was primarily caused by decreased sales volume. Material, labor and variable overhead, as a percent of net revenues, increased to 91.8 percent in Fiscal 2009 compared to 82.2 percent in the prior year. The 9.6 percent increase was primarily caused by increased discounting and promotional incentives in Fiscal 2009 to promote sales in a difficult motor home market.

•
Our variable costs were favorably impacted by $7.0 million, or 3.3 percent, of net revenues in Fiscal 2009 due to the reduction of LIFO reserves as a result of a significant reduction in inventory levels, as compared to LIFO expense in Fiscal 2008 of $4.6 million, or 0.8 percent, of net revenues.

•
Fixed overhead, which consists primarily of manufacturing support labor, depreciation and facility costs, increased to 17.7 percent of net revenues in Fiscal 2009 compared to 7.8 percent in the prior year. This difference was due primarily to lower absorption of fixed costs due to significantly lower production volumes.

•	All factors considered, gross (deficit) profit decreased from a gross profit of 5.8 percent of net revenues in Fiscal 2008 to a gross deficit of 14.5 percent of net revenues during Fiscal 2009.

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

General and administrative expenses decreased $6.1 million, or 28.4 percent, during the fiscal year ended August 29, 2009. However, as a percent of net revenues, general and administrative expenses were 7.2 percent during Fiscal 2009 compared to 3.5 percent for Fiscal 2008. The decrease in dollars was due to reductions of: stock-based compensation of $2.0 million, as we did not grant stock awards during Fiscal 2009; labor-related expenses of $1.5 million, as a result of reduced head count; legal expenses of $1.0 million; and lower depreciation expense of $500,000. The increase in percentage of net revenues was caused by the significant difference in revenue levels between the two fiscal periods.

Asset impairment expenses of $855,000 were recorded in Fiscal 2009 as a result of the decision to close the Hampton, Iowa fiberglass manufacturing facility.

Financial income decreased $2.9 million, or 66.3 percent, for the fiscal year ended August 29, 2009. The decrease in financial income was primarily due to a decrease in the average yield and, to a lessor extent, a decrease in average investment balances.

The overall effective income tax rate for Fiscal 2009 was a expense of 35.6 percent compared to an benefit of 151.2 percent for Fiscal 2008. The following table breaks down the two aforementioned tax rates:

	Year Ended (1)
	August 29, 2009		August 30, 2008
(Dollars in thousands)	Amount	Effective Rate (%)	Amount	Effective Rate (%)
Tax benefit from current operations	$(22,898)	(39.5)%	$(3,345)	(61.5)%
Valuation allowance	44,976	77.5%	325	6.0%
Uncertain tax positions settlements and adjustments	(500)	(0.9)%	(4,149)	(76.3)%
Other	(875)	(1.5)%	(1,056)	(19.4)%
Total provision (benefit) for taxes	$20,703	35.6%	$(8,225)	(151.2)%
(1)    Fiscal year ended August 29, 2009 contained 52 weeks; fiscal year ended August 30, 2008 contained 53 weeks.

Tax benefit on current operations
At the end of the third quarter of Fiscal 2009, our ability to claim refunds of taxes previously paid was exhausted due to the size of our Fiscal 2009 operating losses. Thus, of the $22.9 million tax benefit on current operations, we established an associated tax refund receivable of $17.4 million. The overall effective income tax benefit rate for Fiscal 2009 was 39.5 percent compared to the overall effective tax benefit rate of 61.5% for Fiscal 2008. The primary reason for the difference in the overall effective rate is the relationship between our significant pre-tax loss of $58.1 million relative to the permanent financial accounting to taxable income (loss) adjustments for Fiscal 2009 compared to the much smaller pre-tax loss of $5.4 million relative to the permanent financial accounting to taxable income (loss) adjustments for Fiscal 2008. Our significant permanent adjustments are tax-free income from COLI and student loan-related tax exempt securities and resulted in an increase to the tax benefit of $1.2 million and increased the tax benefit rate by 2.0 percent in Fiscal 2009. In Fiscal 2008, tax-free investment income resulted in a tax benefit of $1.8 million (a 32.6 percent increase in the effective benefit rate).

Valuation allowance
As previously discussed, we recorded a non-cash charge of $45.3 million to establish a full valuation allowance on the deferred tax assets during the fourth quarter of Fiscal 2009. During the fourth quarter of Fiscal 2008, we recorded a non-cash charge of $325,000 to establish a valuation allowance on tax credits that were determined not to be recoverable prior to their expiration.

Uncertain tax positions settlements and adjustments
During Fiscal 2009, we recognized a tax benefit of $500,000 as a result of favorable settlements with various taxing jurisdictions and other adjustments to uncertain tax positions, which increased the tax benefit rate by 0.9 percent. In Fiscal 2008, we had an effective tax benefit rate of 76.3 percent, which was based on the favorable settlements of uncertain tax positions with various taxing jurisdictions. The original unrecognized tax benefit associated with these positions was $14.6 million, of which $8.0 million was paid in cash per the settlement. The balance of this reserve, net of the related deferred taxes, resulted in a $4.1 million increase in tax benefit.

Other
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
Impact of Inflation
Historically, the impact of inflation on our operations has not been significantly detrimental, as we have usually been able to adjust our prices to reflect the inflationary impact on the cost of manufacturing our products. While we have historically been able to pass on these increased costs, in the event we are unable to continue to do so due to market conditions, future increases in manufacturing costs could have a material adverse effect on our results of operations.

Analysis of Financial Condition, Liquidity and Resources
Cash and cash equivalents increased $38.1 million during Fiscal 2010 and totaled $74.7 million as of August 28, 2010. The significant liquidity events that occurred during Fiscal 2010 were:

•
Receipt of tax refunds (net of payments) of $24.4 million: As previously discussed, we filed carryback federal tax returns and received total federal refunds, net of payments, of $22.8 million. We also received state refunds, net of payments, of $1.6 million.

•
Auction Rate Securities (ARS) net redemptions of $6.8 million: Our entire UBS AG (UBS) ARS portfolio balance of $13.5 million was redeemed at par and we repaid all associated borrowings on these assets of $9.1 million. Also, $2.4 million of our remaining ARS portfolio was redeemed at par during the year. We have $17.9 million ARS at par value classified as long-term investments as of August 28, 2010. See further discussion in Note 3.

We have two manufacturing facilities held for sale at fiscal year end, one of which we have a sales agreement in place to sell for $3.9 million on or before November 1, 2010 (subject to certain closing conditions).
We also have in place a $20 million revolving credit facility, as described in further detail in Note 6, that allows us to borrow up to $12.5 million without financial covenant restrictions if there is adequate asset coverage. We had sufficient asset coverage in accounts receivable and inventory at the end of Fiscal 2010 to access the entire $12.5 million. The facility also includes a framework to expand the size of the facility up to $50.0 million, based on mutually agreeable covenants to be determined at the time of expansion. This potential additional borrowing capacity may be beneficial to us if inventory levels need to substantially increase rapidly as a result of product demand.
We filed a Registration Statement on Form S-3, which was declared effective by the SEC on March 31, 2010. Subject to market conditions, we have the ability to offer and sell up to $35 million of our common stock in one or more offerings pursuant to the Registration Statement. The Registration Statement will be available for use for three years from its effective date. We currently have no plans to offer and sell the common stock registered under the Registration Statement; however, it does provide another potential source of liquidity in addition to the alternatives already in place.
Working capital at August 28, 2010 and August 29, 2009 was $91.3 million and $79.5 million, respectively, an increase of $11.9 million. We currently expect cash on hand, funds generated from operations (if any) and the availability under the credit facility to be sufficient to cover both short-term and long-term operating requirements. We anticipate capital expenditures of Fiscal 2011 of approximately $3.0 million, primarily for manufacturing equipment and facilities.
Operating Activities
Cash provided by operating activities was $33.0 million for the fiscal year ended August 28, 2010 compared to cash provided by operating activities of $8.3 million for the fiscal year ended August 29, 2009. The combination of a net income of $10.2 million in the current year and an improvement in non-cash charges (e.g., depreciation, stock-based compensation) provided $17.4 million of operating cash compared to a usage of $30.9 million in the prior year period. In Fiscal 2010, changes in assets and liabilities (primarily income tax refunds and inventory reductions) provided an additional $15.6 million of operating cash. In Fiscal 2009, changes in assets and liabilities (primarily inventory reductions) provided an additional $39.2 million operating cash.
Investing Activities
Cash provided by investing activities of $14.3 million in Fiscal 2010 was due primarily to ARS redemptions of $15.9 million, partially offset by capital spending of $1.9 million. During Fiscal 2009, cash provided by investing activities of $5.0 million was primarily due to ARS redemptions of $8.9 million, partially offset by capital spending of $3.5 million.
Financing Activities
Cash used in financing activities for the fiscal year ended August 28, 2010 was $9.1 million for repayments on borrowings from our ARS portfolio. Cash provided by financing activities for the fiscal year ended August 29, 2009 was due to borrowings on our ARS portfolio of $9.1 million, partially offset by dividend payments of $3.5 million.

Contractual Obligations and Commercial Commitments
Our principal contractual obligations and commercial commitments as of August 28, 2010 were as follows:

	Payments Due By Period
(In thousands)	Total	Fiscal 2011	Fiscal 2012-2013	Fiscal 2014-2015	More than 5 Years
Postretirement health care obligations (1)	$40,327	$1,262	$3,124	$3,829	$32,112
Deferred compensation obligations (1)	25,446	2,546	4,717	4,298	13,885
Executive share option obligations (1)	8,698	—	1,088	2,302	5,308
Supplemental executive retirement plan benefit obligations (1)	3,107	218	416	288	2,185
Operating leases (2)	354	152	157	45	—
Contracted services	87	36	51	—	—
Unrecognized tax benefits (3)	5,877	—	—	—	—
Total contractual cash obligations	$83,896	$4,214	$9,553	$10,762	$53,490

	Expiration By Period
(In thousands)	Total	Fiscal 2011	Fiscal 2012-2013	Fiscal 2014-2015	More than 5 Years
Formal repurchase obligations (3)	$155,490	$71,717	83,773	—	—

(1)	See Note 8.

(2)	See Note 9.

(3)	We are not able to reasonably estimate in which future periods these amounts will ultimately be settled.

Critical Accounting Policies
Our financial statements are prepared in accordance with generally accepted accounting principles (GAAP). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that we believe to be relevant at the time our financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates and such differences could be material.
Our significant accounting policies are discussed in Note 1. We believe that the following accounting estimates and policies are the most critical to aid in fully understanding and evaluating our reported financial results and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board.

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

Warranty
We provide with the purchase of any new motor home, a comprehensive 12-month/15,000-mile warranty on Class A, B and C motor homes and a 3-year/36,000-mile warranty on Class A and C sidewalls and floors. Estimated costs related to product warranty are accrued at the time of sale and are based upon past warranty claims and unit sales history and adjusted as required to reflect actual costs incurred, as information becomes available. A significant increase in dealership labor rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize. We also incur costs as a result of additional service actions not covered by our warranties, including product recalls and customer satisfaction actions. Estimated costs are accrued at the time the service action is implemented and are based upon past claim rate experiences and the estimated cost of the repairs. Further discussion of our warranty costs and associated accruals is included in Note 7.

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

Income Taxes
We account for income taxes in accordance with ASC 740, Income Taxes. As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to the uncertainty of realizing deferred tax assets. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a "more likely than not" standard. In making such assessments, significant weight is to be given to evidence that can be objectively verified. A company's current or previous losses are given more weight than its future outlook. Under that standard, our three-year historical cumulative loss was a significant negative factor. We have evaluated the sustainability of our deferred tax assets on our balance sheet which includes the assessment of cumulative income or losses over recent prior periods. Based on ASC 740 guidelines, we determined a full valuation allowance was appropriate as of August 28, 2010. We will continue to assess the likelihood that our deferred tax assets will be realizable at each reporting period and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

Postretirement Benefits, Obligations and Costs
We provide certain health care and other benefits for retired employees hired before April 1, 2001, who have fulfilled eligibility requirements at age 55 with 15 years of continuous service. Postretirement benefit liabilities are determined by actuaries using assumptions about the discount rate and health care cost-trend rates. Assumed health care cost trend rates do not have a significant effect on the amounts reported for our health care plan due to the fact that in, Fiscal 2004, caps were placed on the amount we are required to pay for postretirement health care benefits per retiree on an annual basis. However, a significant increase or decrease in interest rates could have a significant impact on our operating results. Further discussion of our postretirement benefit plan and related assumptions is included in Note 8.

Other
We have reserves for other loss exposures, such as litigation, product liability, repurchase commitments, worker's compensation, inventory and accounts receivable. Establishing loss reserves for these matters requires the use of estimates and judgment in regards to risk exposure and ultimate liability. We estimate losses under the programs using consistent and appropriate methods; however, changes in assumptions could materially affect our recorded assets or liabilities.
New Accounting Pronouncements
See Note 1.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have market risk exposure to our ARS, which is described in further detail in Note 3.

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
The Company's internal control over financial reporting is supported by written policies and procedures that:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets;

2.
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and

3.
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
In connection with the preparation of the Company's annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company's internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of the Company's internal control over financial reporting.
Based on this assessment, management has concluded that the Company's internal control over financial reporting was effective as of August 28, 2010.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's financial statements included in this Annual Report on Form 10-K, has issued a report included herein, which expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Robert J. Olson	/s/ Sarah N. Nielsen
Robert J. Olson	Sarah N. Nielsen
Chairman of the Board, Chief Executive Officer and President	Vice President, Chief Financial Officer

October 26, 2010	October 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Winnebago Industries, Inc.
Forest City, Iowa
We have audited the internal control over financial reporting of Winnebago Industries, Inc. (the "Company") as of August 28, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 28, 2010, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended August 28, 2010 of the Company and our report dated October 26, 2010 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
October 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Winnebago Industries, Inc.
Forest City, Iowa
We have audited the accompanying balance sheets of Winnebago Industries, Inc. (the "Company") as of August 28, 2010 and August 29, 2009, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended August 28, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at August 28, 2010 and August 29, 2009, and the results of its operations and its cash flows for each of the three years in the period ended August 28, 2010, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of August 28, 2010, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 26, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
October 26, 2010

Winnebago Industries, Inc.
Statements of Operations(1)

	Year Ended (2)
(In thousands, except per share data)	August 28, 2010	August 29, 2009	August 30, 2008
Net revenues	$449,484	$211,519	$604,352
Cost of goods sold	423,217	242,265	569,580
Gross profit (deficit)	26,267	(30,746)	34,772

Operating expenses:
Selling	12,724	12,616	18,482
General and administrative	13,023	15,298	21,359
Asset impairment	—	855	4,686
Total operating expenses	25,747	28,769	44,527

Operating income (loss)	520	(59,515)	(9,755)

Financial income	222	1,452	4,314
Income (loss) before income taxes	742	(58,063)	(5,441)

(Benefit) provision for taxes	(9,505)	20,703	(8,225)
Net income (loss)	$10,247	$(78,766)	$2,784

Income (loss) per common share:
Basic	$0.35	$(2.71)	$0.10
Diluted	$0.35	$(2.71)	$0.10

Weighted average common shares outstanding:
Basic	29,091	29,040	29,093
Diluted	29,101	29,051	29,144
(1)    See notes to financial statements.
(2)    Fiscal year ended August 30, 2008 contained 53 weeks; all other fiscal years contained 52 weeks.

Winnebago Industries, Inc.
Balance Sheets(1)

(In thousands, except per share data)	August 28, 2010	August 29, 2009

Assets
Current assets:
Cash and cash equivalents	$74,691	$36,566
Short-term investments	—	13,500
Receivables, less allowance for doubtful accounts ($91 and $185, respectively)	18,798	11,717
Inventories	43,526	46,850
Prepaid expenses and other assets	4,570	3,425
Income taxes receivable	132	17,356
Total current assets	141,717	129,414
Property, plant and equipment, net	25,677	28,040
Assets held for sale	4,254	6,515
Long-term investments	17,785	19,794
Investment in life insurance	23,250	22,451
Other assets	14,674	14,252
Total assets	$227,357	$220,466

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$19,725	$10,370
Short-term ARS borrowings	—	9,100
Income taxes payable	99	299
Accrued expenses:
Accrued compensation	10,529	10,204
Product warranties	7,634	6,408
Self-insurance	4,409	5,356
Accrued loss on repurchases	1,362	1,199
Promotional	1,817	2,270
Other	4,797	4,748
Total current liabilities	50,372	49,954
Total long-term liabilities:
Unrecognized tax benefits	5,877	9,012
Postretirement health care and deferred compensations benefits	73,581	69,169
Total long-term liabilities	79,458	78,181
Contingent liabilities and commitments
Stockholders' equity:
Capital stock common, par value $0.50; authorized 60,000 shares, issued 51,776 shares	25,888	25,888
Additional paid-in capital	29,464	29,726
Retained earnings	420,675	410,428
Accumulated other comprehensive income	1,242	6,540
Treasury stock, at cost (22,661 and 22,690 shares, respectively)	(379,742)	(380,251)
Total stockholders' equity	97,527	92,331
Total liabilities and stockholders' equity	$227,357	$220,466

(1) See notes to financial statements.

Winnebago Industries, Inc.
Statements of Changes in Stockholders' Equity(1)

	Common Shares		Additional Paid-In Capital (APIC)	Retained Earnings	Accumulated Other Compre- hensive Income	Treasury Stock		Total Stock-holders' Equity
(In thousands, except per share data)	Number	Amount				Number	Amount
Balance, August 25, 2007	51,776	$25,888	$28,646	$509,056	$11,090	(22,223)	$(366,326)	$208,354
Stock option exercises	—	—	(159)	—	—	59	992	833
Issuance of stock to directors	—	—	60	—	—	23	383	443
Utilization of APIC pool due to stock award	—	—	(268)	—	—	—	—	(268)
Issuance of restricted stock, net of forfeitures	—	—	(2,119)	—	—	128	2,119	—
Stock-based compensation	—	—	3,472	—	—	—	—	3,472
Payments for the purchase of common stock	—	—	—	—	—	(693)	(17,771)	(17,771)
Cash dividends paid and accrued on common stock - $0.48 per share	—	—	—	(13,940)	—	—	—	(13,940)
Adjustments to initially apply new accounting standards, net of $1,111 tax	—	—	—	(8,706)	—	—	—	(8,706)
Prior service cost and actuarial loss, net of $180 tax	—	—	—	—	(53)	—	—	(53)
Unrealized depreciation of investments, net of $738 tax	—	—	—	—	(1,224)	—	—	(1,224)
Net income	—	—	—	2,784	—	—	—	2,784
Balance, August 30, 2008 (2)	51,776	$25,888	$29,632	$489,194	$9,813	(22,706)	$(380,603)	$173,924
Stock option exercises	—	—	(7)	—	—	1	17	10
Utilization of APIC pool due to stock award	—	—	(411)	—	—	—	—	(411)
Issuance of stock to directors	—	—	(312)	—	—	31	518	206
Forfeitures		—	20	—	—	(1)	(20)	—
Stock-based compensation	—	—	804	—	—	—	—	804
Payments for the purchase of common stock	—	—	—	—	—	(15)	(163)	(163)
Prior service cost and actuarial loss, net of $2,263 tax	—	—	—	—	(4,243)	—	—	(4,243)
Unrealized appreciation of investments, net of $586 tax	—	—	—	—	970	—	—	970
Net loss	—	—	—	(78,766)	—	—	—	(78,766)
Balance, August 29, 2009 (2)	51,776	$25,888	$29,726	$410,428	$6,540	(22,690)	$(380,251)	$92,331
Stock option exercises	—	—	(171)	—	—	31	511	340
Utilization of APIC pool due to stock award	—	—	(327)	—	—	—	—	(327)
Issuance of stock to directors	—	—	(75)	—	—	15	251	176
Forfeitures	—	—	(58)	—	—	—	(3)	(61)
Stock-based compensation	—	—	369	—	—	—	—	369
Payments for the purchase of common stock	—	—	—	—	—	(17)	(250)	(250)
Prior service cost and actuarial loss, net of $1,260 tax	—	—	—	—	(5,511)	—	—	(5,511)
Unrealized appreciation of investments, net of $128 tax	—	—	—	—	213	—	—	213
Net income	—	—	—	10,247	—	—	—	10,247
Balance, August 28, 2010(2)	51,776	$25,888	$29,464	$420,675	$1,242	(22,661)	$(379,742)	$97,527

(1)	See notes to financial statements.

(2)	Fiscal year ended August 30, 2008 contained 53 weeks; all other fiscal years contained 52 weeks.

Winnebago Industries, Inc.
Statements of Cash Flows(1)

	Year Ended (2)
(In thousands)	August 28, 2010	August 29, 2009	August 30, 2008
Operating activities:
Net income (loss)	$10,247	$(78,766)	$2,784
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,340	7,834	9,907
Asset impairment	—	855	4,686
Stock-based compensation	546	1,010	3,915
Deferred income taxes including valuation allowance	—	37,440	3,490
Postretirement benefit income and deferred compensation expense	1,275	1,252	1,414
(Reduction) provision for doubtful accounts	(37)	73	103
Loss on disposal of property	25	75	64
Other	111	132	74
Excess tax benefit from stock-based compensation	—	—	(92)
Increase in cash surrender value of life insurance policies	(1,090)	(858)	(759)
Change in assets and liabilities:
Inventories	3,324	63,746	(9,388)
Receivables and prepaid assets	(8,550)	(2,074)	21,022
Income taxes and unrecognized tax benefits	14,692	(8,708)	(17,665)
Accounts payable and accrued expenses	9,756	(10,567)	(31,301)
Postretirement and deferred compensation benefits	(3,600)	(3,172)	(2,632)
Net cash provided by (used in) operating activities	33,039	8,272	(14,378)

Investing activities:
Purchases of investments	—	—	(228,069)
Proceeds from the sale of investments, at par	15,850	8,900	288,119
Purchases of property and equipment	(1,874)	(3,473)	(3,720)
Proceeds from the sale of property	96	296	298
Other	262	(737)	(255)
Net cash provided by investing activities	14,334	4,986	56,373

Financing activities:
Payments for purchases of common stock	(250)	(163)	(17,771)
Payments of cash dividends	—	(3,489)	(13,997)
(Payments) borrowings on ARS portfolio	(9,100)	9,100	—
Proceeds from exercise of stock options	280	9	643
Excess tax benefit of stock-based compensation	—	—	92
Other	(178)	—	—
Net cash (used in) provided by financing activities	(9,248)	5,457	(31,033)

Net increase in cash and cash equivalents	38,125	18,715	10,962
Cash and cash equivalents at beginning of year	36,566	17,851	6,889
Cash and cash equivalents at end of year	$74,691	$36,566	$17,851

Supplement cash flow disclosure:
Income taxes (refunded) paid	$(24,356)	$191	$8,487

(1)    See notes to financial statements.
(2)     Fiscal year ended August 30, 2008 contained 53 weeks; all other fiscal years contained 52 weeks.

Winnebago Industries, Inc.
Notes to Financial Statements

Note 1: Summary of Significant Accounting Policies
Nature of Operations
Winnebago Industries, Inc., founded in 1958 and headquartered in Forest City, Iowa, is one of the leading United States manufacturers of motor homes. We sell motor homes through independent dealers, primarily throughout the United States and Canada, under the Winnebago, Itasca and ERA brand names. Other products manufactured by us consist primarily of original equipment manufacturing parts, including extruded aluminum and other component products for other manufacturers and commercial vehicles.
Fiscal Period
We follow a 52-/53-week fiscal year, ending the last Saturday in August. The financial statements for Fiscal 2010 and 2009 contained 52 weeks; Fiscal 2008 contained 53 weeks.
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
We review our long-lived depreciable assets for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable from future cash flows. If the carrying value of a long-lived asset is impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. We assess the potential impairment of long-lived assets in accordance with ASC 360 Property, Plant and Equipment. We assessed the fair value of certain properties which were idled and are listed for sale (see Note 5). We also reviewed all other long-lived depreciable assets for impairment, noting no impairment.

Income Taxes
We account for income taxes in accordance with ASC 740, Income Taxes. As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within our balance sheet. We then assess the likelihood that our deferred tax assets will be realized based on future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance or change this allowance in a period, we include an expense or a benefit within the tax provision in our Statements of Operations.
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
Based on these repurchase agreements, we establish an associated loss reserve which is disclosed separately in the balance sheets. Repurchased sales are not recorded as a revenue transaction, but the net difference between the original repurchase price and the resale price are recorded against the loss reserve, which is a deduction from gross revenue. There are two significant assumptions associated with establishing our loss reserve for repurchase commitments: (1) the percentage of dealer inventory that we will be required to repurchase as a result of defaults by the dealer, and (2) the loss that will be incurred, if any, when repurchased inventory is resold. The percentage of dealer inventory we estimate we will repurchase is based on historical information, current trends and an analysis of dealer inventory aging for all dealers with inventory subject to this obligation.
Shipping Revenues and Expenses
Shipping revenues for products shipped are included within sales, while shipping expenses are included within cost of goods sold.
Research and Development
Research and development expenditures are expensed as incurred. A portion of these expenditures qualify for state and federal tax benefits. Development activities generally relate to creating new products and improving or creating variations of existing products to meet new applications. During Fiscal 2010, 2009 and 2008, we spent approximately $3.2 million, $3.3 million and $4.1 million, respectively, on research and development activities.

Income Per Common Share
Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average common shares outstanding during the period.
Diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock options (see Note 14.)
Subsequent Events
We evaluated events occurring between the end of our most recent fiscal year and the date the financial statements were issued. There were no material subsequent events, except those described in Note 5.
New Accounting Pronouncements
On January 21, 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, amending ASC 820, Fair Value Measurements and Disclosures (formerly Statement of Financial Accounting Standards No. 157) to add new requirements. The new requirements are disclosures about transfers into and out of Levels 1 and 2 measurements (as defined in Note 2) and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements (as defined in Note 2). ASU 2010-06 clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new guidance became effective for our second quarter of Fiscal 2010, except for the requirement to provide Level 3 activity on a gross basis. That requirement will be effective starting in the first fiscal year beginning after December 15, 2010 (our Fiscal 2012).

Note 2: Fair Value Measurements
We adopted accounting guidance related to fair value measurements on August 31, 2008. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy contains three levels as follows:
Level 1 - Unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date.
Level 2 - Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:

•	Quoted prices for similar assets or liabilities in active markets;

•	Quoted prices for identical or similar assets in nonactive markets;

•	Inputs other than quoted prices that are observable for the asset or liability; and

•	Inputs that are derived principally from or corroborated by other observable market data.
Level 3 - Unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.
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

The following table sets forth by level within the fair value hierarchy our financial assets that were accounted for at fair value on a recurring basis at August 28, 2010 and August 29, 2009 according to the valuation techniques we used to determine their fair values:

	Fair Value at August 28, 2010	Fair Value Measurements Using Inputs Considered As
(In thousands)		Level 1	Level 2	Level 3
Long-term investments	$17,785	$—	$—	$17,785
Assets that fund deferred compensation	10,954	10,954	—	—

	Fair Value at August 29, 2009	Fair Value Measurements Using Inputs Considered As
(In thousands)		Level 1	Level 2	Level 3
Short-term investments (includes Put Rights)	$13,500	$—	$—	$13,500
Long-term investments	19,794	—	—	19,794
Assets that fund deferred compensation	10,858	10,858	—	—
The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

(In thousands)	August 28, 2010	August 29, 2009
Balance at beginning of year	$33,294	$37,538
Net realized loss included in earnings	—	—
Net change included in other comprehensive income	341	1,556
Sales	(15,850)	(5,800)
Balance at the end of year	$17,785	$33,294
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Short-term and long-term investments. Our debt securities are comprised of ARS. Our ARS related investments (as defined and as described in Note 3) are classified as Level 3 as quoted prices were unavailable due to events described in Note 3. Due to limited market information, we utilized a discounted cash flow ("DCF") model to derive an estimate of fair value at August 28, 2010. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place and the rate of return required by investors to own such securities given the current liquidity risk associated with ARS.
Assets that fund deferred compensation. Our assets that fund deferred compensation are marketable equity securities measured at fair value using quoted market prices and primarily consist of equity-based mutual funds. They are classified as Level 1 as they are traded in an active market for which closing stock prices are readily available. These securities fund the Executive Share Option Plan, a deferred compensation program, and are presented as other assets in the accompanying balance sheets.

Note 3: Investments
We own investments in marketable securities that have been designated as "available for sale" in accordance with ASC 320, Investments - Debt and Equity Securities. Available for sale securities are carried at fair value with the unrealized gains and losses reported in "Accumulated Other Comprehensive Income," a component of stockholders' equity.
At August 28, 2010, we held $17.9 million (par value) of investments comprised of tax-exempt ARS, which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through Dutch auctions that are typically held every 7, 28 or 35 days. Prior to February 2008, these securities traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually. The ARS we hold are AAA/Aaa rated with most collateralized by student loans guaranteed by the U.S. Government under the Federal Family Education Loan Program.
Since February 2008, most ARS auctions have failed for these securities and there is no assurance that future auctions will succeed and, as a result, our ability to liquidate our investment and fully recover the par value in the near term may be limited or nonexistent. We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default. We have continued to receive interest payments on the ARS in accordance with their terms. We believe we will ultimately be able to liquidate our ARS related investments without significant loss primarily due to the collateral securing the ARS. However, redemption could take until final maturity of the ARS (up to 30 years) to realize the par value of our investments. Due to the changes and uncertainty in the ARS market, we believe the recovery period for these investments is likely to be longer than 12 months and as a result, we have classified these investments as long-term as of August 28, 2010.
In November 2008, we elected to participate in a rights offering by UBS, one of our brokers, which provide us with rights (the “Put Rights”) to sell to them $13.5 million at par value of our ARS portfolio, purchased through UBS, at any time during a two-year sale period beginning June 30, 2010. The terms of the legal settlement agreement also allowed us to borrow on a portion of our portfolio at “no net cost” and as a result, we borrowed $9.1 million under this arrangement in Fiscal 2009. We had the ability to maintain the no net cost loans until the securities were liquidated or they reach the June 2010 put date. During Fiscal 2010 in advance of the put date, UBS elected to redeem securities that had a par value of $12.6 million. Terms of the settlement agreement required us to repay a portion of the outstanding borrowings of $8.5 million. On June 30, 2010, we elected to exercise our Put Rights thereby liquidating our remaining UBS portfolio of $900,000 and within accordance of the terms repaid the remaining $610,000 of short-term ARS borrowings.
At August 28, 2010, there was insufficient observable ARS market information available to determine the fair value of our ARS investments. Therefore, we estimated fair value by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, final stated maturities, estimates on the probability of the issue being called prior to final maturity, impact due to extended periods of maximum auction rates and broker quotes from independent evaluators. Based on this analysis, we recorded a temporary impairment of $65,000 related to our long-term ARS investments of $17.9 million (par value).

Note 4: Inventories
Inventories consist of the following:

(In thousands)	August 28, 2010	August 29, 2009
Finished goods	$21,200	$18,709
Work-in-process	24,897	24,982
Raw materials	26,992	33,505
	73,089	77,196
LIFO reserve	(29,563)	(30,346)
Total inventories	$43,526	$46,850
The above value of inventories, before reduction for the LIFO reserve, approximates replacement cost at the respective dates. Due to a liquidation of LIFO inventory values as a result of a reduction of inventory levels during Fiscal 2010 and Fiscal 2009, we recorded a reduction to LIFO reserves of $780,000 and $7.0 million, respectively, which is net of inflation.

Note 5: Property, Plant and Equipment and Assets Held for Sale
Property, plant and equipment is stated at cost, net of accumulated depreciation and consists of the following:

(In thousands)	August 28, 2010	August 29, 2009
Land	$772	$772
Buildings	49,309	49,220
Machinery and equipment	89,304	92,625
Transportation	9,109	3,457
	148,494	146,074
Less accumulated depreciation	(122,817)	(118,034)
Total property, plant and equipment, net	$25,677	$28,040
Assets held for sale as of August 28, 2010 of $4.3 million consisted of two idled manufacturing facilities, an assembly facility in Charles City, Iowa (CCMF) and a fiberglass manufacturing facility in Hampton, Iowa. We recorded an impairment of $855,000 for the Hampton facility in the fourth quarter of Fiscal 2009 and an impairment of $4.7 million for the Charles City manufacturing facility in the fourth quarter of Fiscal 2008. During the fourth quarter of Fiscal 2010, the airplane previously held for sale was reclassified into total property, plant and equipment.

On August 30, 2010, we entered into sale agreement of CCMF to CGS TIRES US, INC. (CGS) for $3.9 million. We estimate that we will record a small gain on the sale when the transaction closes on or before November 1, 2010. The sale transaction is subject to certain closing conditions, including (i) approval of state, county, governmental or quasi-governmental incentives, and (ii) a due diligence inspection of CCMF, including an acceptable Phase I Environmental

Report.

Note 6: Credit Facilities
On September 17, 2008, we entered into a two-year $25.0 million credit and security agreement with Wells Fargo Bank, National Association. No borrowings were made under this agreement. On October 13, 2009, we terminated this agreement in accordance with its terms in order to enter into a new credit facility that would provide more financial flexibility over a longer period of time. As a result of the termination, as required pursuant to the agreement with Wells Fargo, a termination fee of 1.5 percent of the facility, or $375,000, was recorded as expense during the first quarter of Fiscal 2010.
On October 13, 2009, we entered into a Loan and Security Agreement (the "Loan Agreement") with Burdale Capital Finance, Inc., as Agent. The Loan Agreement provides for an initial $20.0 million revolving credit facility, based on the Company's eligible accounts receivable and eligible inventory, expiring on October 13, 2012, unless terminated earlier in accordance with its terms. The Loan Agreement contains no financial covenant restrictions for borrowings up to $12.5 million; provided that borrowings cannot exceed the Asset Coverage Amount (as defined in the Loan Agreement) divided by 2.25. The Loan Agreement requires us to comply with certain financial covenants not yet established if we borrow more than $12.5 million up to $20.0 million, including minimum EBITDA and minimum liquidity as defined in the agreement and limitations on capital expenditures. The Loan Agreement also includes a framework to expand the size of the facility up to $50.0 million, based on mutually agreeable covenants to be determined at the time of the expansion. Interest on loans made under the credit facility will be based on the greater of LIBOR or 2.0 percent plus a margin of 4.0 percent or the greater of prime rate or 4.25 percent plus a margin of 3.0 percent. The unused line fee associated with this Loan Agreement is 1.25 percent per annum. Additionally, under certain circumstances, we will be required to pay an early termination fee ranging from 1 - 3 percent of the maximum credit available under the Loan Agreement if we terminate the Loan Agreement prior to October 13, 2012. No borrowings have been made under the Loan Agreement through October 26, 2010.
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
Changes in our product warranty liability during Fiscal 2010, Fiscal 2009 and Fiscal 2008 are as follows:

(In thousands)	August 28, 2010	August 29, 2009	August 30, 2008
Balance at beginning of year	$6,408	$9,859	$11,259
Provision	6,209	3,843	10,967
Claims paid	(4,983)	(7,294)	(12,367)
Balance at end of year	$7,634	$6,408	$9,859

Note 8: Employee and Retiree Benefits
Postretirement health care and deferred compensation benefits are as follows:

(In thousands)	August 28, 2010	August 29, 2009
Postretirement health care benefit cost	$40,327	$35,312
Non-qualified deferred compensation	25,372	26,092
Executive share option plan liability	8,698	8,444
SERP benefit liability	3,107	3,259
Executive deferred compensation	74	59
Total postretirement health care and deferred compensation benefits	77,578	73,166
Less current portion	(3,997)	(3,997)
Long-term postretirement health care and deferred compensation benefits	$73,581	$69,169
Postretirement Health Care Benefits
We provide certain health care and other benefits for retired employees hired before April 1, 2001, who have fulfilled eligibility requirements at age 55 with 15 years of continuous service. Retirees are required to pay a monthly premium for medical coverage based on years of service and age at retirement. Our postretirement health care plan currently is not funded. We use a September 1 measurement date for this plan.
Changes in our postretirement health care liability are as follows:

(In thousands)	August 28, 2010	August 29, 2009
Balance at beginning of year	$35,312	$30,827
Interest cost	1,979	2,119
Service cost	555	590
Net benefits paid	(1,037)	(829)
Actuarial loss	3,518	2,605
Balance at end of year	$40,327	$35,312
The discount rate used in determining the accumulated postretirement benefit obligation was 4.8 percent at August 28, 2010 and 5.7 percent at August 29, 2009. In Fiscal 2010, the decrease in the discount rate resulted in an increase to the benefit obligation, presented as an actuarial loss in the preceding table. The average assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligations as of August 28, 2010 was 8.5 percent, decreasing each successive year until it reaches 4.5 percent in 2019, after which it remains constant.
Net periodic postretirement benefit income for the past three fiscal years consisted of the following components:

	Year Ended(1)
(In thousands)	August 28, 2010	August 29, 2009	August 30, 2008
Interest cost	$1,979	$2,119	$2,003
Service cost	555	590	734
Net amortization and deferral	(3,324)	(3,498)	(3,298)
Net periodic postretirement benefit income	$(790)	$(789)	$(561)
(1)    Fiscal year ended August 30, 2008 contained 53 weeks; all other fiscal years contained 52 weeks.
Amounts not yet recognized in net periodic benefit cost and included in accumulated other comprehensive income (before taxes) are as follows:

(In thousands)	August 28, 2010	August 29, 2009
Prior service credit	$(22,001)	$(26,200)
Net actuarial loss	17,257	14,613
Accumulated other comprehensive income	$(4,744)	$(11,587)
The estimated actuarial net loss and prior service credit that will be amortized from accumulated other comprehensive income as a reduction to net periodic benefit cost in Fiscal 2011 will be $3.1 million.

Expected future benefit payments for postretirement health care for the next ten years are as follows:

(In thousands)		Amount
Year:	2011	$1,262
	2012	1,476
	2013	1,648
	2014	1,824
	2015	2,005
	2016 - 2020	12,279
	Total	$20,494
The expected benefits have been estimated based on the same assumptions used to measure our benefit obligation as of August 28, 2010 and include benefits attached to estimated current employees' future services.
Deferred Compensation Benefits
Non-Qualified Deferred Compensation Program (1981)
We have a Non-Qualified Deferred Compensation Program which permitted key employees to annually elect to defer a portion of their compensation until their retirement. The plan has been closed to any additional deferrals since January 2001. The retirement benefit to be provided is based upon the amount of compensation deferred and the age of the individual at the time of the contracted deferral. An individual generally vests at the later of age 55 and five years of service since the deferral was made. For deferrals prior to December 1992, vesting occurs at the later of age 55 and five years of service from first deferral or 20 years of service. Deferred compensation expense was $1.9 million, $1.9 million and $1.8 million in Fiscal 2010, 2009 and 2008, respectively. Total deferred compensation liabilities were $25.4 million and $26.1 million at August 28, 2010 and August 29, 2009, respectively.
Supplemental Executive Retirement Plan (SERP)
The primary purpose of this plan was to provide our officers and managers with supplemental retirement income for a period of 15 years after retirement. We have not offered this plan on a continuing basis to members of management since 1998. The plan was funded with individual whole life insurance policies (Split Dollar Program) owned by the named insured officer or manager. We initially paid the life insurance premiums on the life of the individual and the individual would receive life insurance and supplemental cash payment during the 15 years following retirement. In October 2008, the plan was amended as a result of changes in the tax and accounting regulations and rising administrative costs. Under the redesigned SERP, the underlying life insurance policies previously owned by the insured individual became COLI by a release of all interests by the participant and assignment to us as a prerequisite to participation in the SERP and transition from the Split Dollar Program. Total SERP liabilities were $3.1 million and $3.3 million at August 28, 2010 and August 29, 2009, respectively. This program remains closed to new employee participation.
To assist in funding the deferred compensation and SERP liabilities, we have invested in COLI policies. The cash surrender value of these policies is presented as investment in life insurance in the accompanying balance sheets and consist of the following:

(In thousands)	August 28, 2010	August 29, 2009
Cash value	$52,052	$49,907
Borrowings	(28,802)	(27,456)
Investment in life insurance	$23,250	$22,451
Non-Qualified Share Option Program (2001)
The Non-Qualified Share Option Program permitted participants in the Executive Share Option Plan (the "Executive Plan") to choose to exchange a portion of their salary or other eligible compensation for options on selected securities, primarily equity-based mutual funds. These assets are treated as trading securities and are recorded at fair value. The Executive Plan has been closed to any additional deferrals since January 2005. Total Executive Plan assets are included in other assets in the accompanying balance sheets. Such assets on August 28, 2010 and August 29, 2009 were $11.0 million and $10.9 million, respectively, and the liabilities were $8.7 million and $8.4 million, respectively. The difference between the asset and liability balances represents the additional 25 percent we contributed at the time of the initial deferrals to aid in potential additional earnings to the participant. This contribution is required to be paid back to us when the option is exercised. A participant may exercise his or her options per the plan document, but there is a requirement that after these dollars have been invested for 15 years the participant is required to exercise such option.
Executive Deferred Compensation Plan (2007)
In December 2006, we adopted the Winnebago Industries, Inc. Executive Deferred Compensation Plan (the "Executive

Deferred Compensation Plan"). Under the Executive Deferred Compensation Plan, corporate officers and certain key employees may annually choose to defer up to 50 percent of their salary and up to 100 percent of their cash incentive awards. The assets are presented as other assets and the liabilities are presented as postretirement health care and deferred compensation benefits in the accompanying balance sheets. Such assets on August 28, 2010 and August 29, 2009 were $74,000 and $59,000, respectively, and liabilities were $74,000 and $59,000, respectively.
Profit Sharing Plan
We have a qualified profit sharing and contributory 401(k) plan for eligible employees. The plan provides quarterly discretionary matching cash contributions as approved by our Board of Directors. Contributions to the plan for Fiscal 2010, 2009 and 2008 were $685,000, $859,000 and $2.3 million, respectively.

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
Our repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which can last up to 18 months, provide that our liability will be the lesser of remaining principal owed by the dealer or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our contingent liability on these repurchase agreements was approximately $155.5 million and $90.6 million at August 28, 2010 and August 29, 2009, respectively.
In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of motor vehicles to repurchase current inventory if a dealership exits the business. Incremental repurchase exposure beyond existing repurchase agreements, related to dealer inventory in states that we have had historical experience of repurchasing inventory, totaled $4.5 million at August 28, 2010.
Our risk of loss related to these repurchase commitments is reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on the repurchase exposure as previously described, we established an associated loss reserve. Accrued loss on repurchases were $1.4 million as of August 28, 2010 and $1.2 million as of August 29, 2009. A summary of the activity for the fiscal years stated for repurchased units is as follows:

(Dollars in thousands)	Fiscal 2010	Fiscal 2009	Fiscal 2008(1)
Inventory repurchased:
Units	4	136	36
Dollars	$300	$12,664	$3,021
Inventory resold:
Units	5	142	29
Cash collected	$328	$11,283	$2,185
Loss recognized	$44	$1,984	$162
Units in ending inventory	—	1	7
(1)    Fiscal 2008 contained 53 weeks; all other fiscal years contained 52 weeks.
Self-Insured Product Liability
We have an insurance policy covering product liability claims, however, we self-insure for a portion of product liability claims. Self-insurance retention liability varies annually based on market conditions and for at least the last five fiscal years was at $2.5 million per occurrence and $6.0 million in aggregate per policy year. In the event that the annual aggregate of the self-insured retention is exhausted by payment of claims and defense expenses, a deductible of $1.0 million, excluding defense expenses, is applicable to each claim covered under this policy. Our product liability accrual is included within accrued self-insurance on our balance sheet along with other types of self-insured liabilities, such as workers' compensation and employee medical claims.

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
Lease Commitments
We lease certain equipment under operating leases. Lease expense was $220,000 for Fiscal 2010, $263,000 for Fiscal 2009 and $294,000 for Fiscal 2008. Minimum future lease commitments under noncancelable lease agreements in excess of one year as of August 28, 2010 are as follows:

(In thousands)		Amount
Year Ended:	2011	$152
	2012	126
	2013	31
	2014	30
	2015	15
	Total	$354

Note 10: Income Taxes
The components of the (benefit) provision for income taxes are as follows:

	Year Ended(1)
(In thousands)	August 28, 2010	August 29, 2009	August 30, 2008
Current
Federal	$(7,694)	$(17,882)	$(2,132)
State	(3,255)	(1,049)	(4,212)
Total current benefit	(10,949)	(18,931)	(6,344)
Deferred
Federal	1,260	34,559	(1,630)
State	184	5,075	(251)
Total deferred provision (benefit)	1,444	39,634	(1,881)
Total (benefit) provision	$(9,505)	$20,703	$(8,225)
(1)    Fiscal year ended August 30, 2008 contained 53 weeks; all other fiscal years contained 52 weeks.
Current Benefit
Of the current federal benefit of $7.7 million for Fiscal 2010 reflected in the table above, $5.8 million relates to the carryback of our Fiscal 2009 losses and the remaining benefit relates to settlements of uncertain tax positions as a result of our federal audit. On November 6, 2009, the President of the United States signed into law the Worker, Homeownership, and Business Assistance Act of 2009, which expanded the NOL carryback period from two to five years, allowing us to carryback all Fiscal 2009 NOLs. We filed our original tax return and carryback claim in December 2009 and received our federal refund of $21.9 million during our second quarter of Fiscal 2010. During the third quarter of Fiscal 2010, we filed a superseding federal tax return and amended our original carryback request, recording an additional benefit of approximately $1.0 million. As a result, we recorded a total tax benefit of $5.8 million in Fiscal 2010 related to the portion of the 2009 NOL that was previously not able to be carried back and reduced the associated valuation allowance. The current federal benefit recorded in Fiscal 2009 was primarily the amount of tax benefit that we were able to carryback under the then current legislation for taxable losses incurred during Fiscal 2009. The federal benefit recorded in Fiscal 2008 was primarily a result of tax planning initiatives recorded during the year.
The state benefit recorded in Fiscal 2010 and Fiscal 2009 is primarily a result of tax planning initiatives recorded during those years. The state benefit recorded during Fiscal 2008 is primarily a result of settlements of uncertain tax positions with various jurisdictions occurring during the year.
Deferred Provision (Benefit)
The deferred federal tax expense recorded during Fiscal 2010 is primarily the result of tax planning initiatives and changes in the valuation allowance recorded during the year. The deferred federal tax expense reported during Fiscal

2009 is primarily a result of establishing a full valuation allowance on all deferred tax assets during the year.
The deferred state tax expense reported during Fiscal 2009 is primarily a result of recording a full valuation allowance on all deferred tax assets during the year.
The following is a reconciliation of the U.S. statutory income tax rate to our effective tax rate:

	Year Ended(1)
(A percentage)	August 28, 2010	August 29, 2009	August 30, 2008
U.S. federal statutory rate	35.0%	(35.0)%	(35.0)%
Tax-free and dividend income	(136.5)%	(2.0)%	(69.6)%
Other permanent items	187.2%	—%	—%
State taxes, net of federal benefit	4.2%	(2.5)%	1.3%
Valuation allowance	(735.3)%	77.5%	6.0%
Amended state returns	(193.4)%	—%	—%
Incentive stock options	—%	—%	2.1%
Uncertain tax positions settlements & adjustments	(430.6)%	(0.9)%	(52.2)%
Other	(11.6)%	(1.5)%	(3.8)%
Effective tax (benefit) provision rate	(1,281.0)%	35.6%	(151.2)%
(1)    Fiscal year ended August 30, 2008 contained 53 weeks; all other fiscal years contained 52 weeks.

Significant items comprising our net deferred tax assets are as follows:

	August 28, 2010			August 29, 2009
(In thousands)	Assets	Liabilities	Total	Assets	Liabilities	Total
Current
Warranty reserves	$2,592	$—	$2,592	$2,393	$—	$2,393
Self-insurance reserve	1,657	—	1,657	1,752	—	1,752
Accrued vacation	1,658	—	1,658	1,842	—	1,842
Miscellaneous reserves	3,816	(262)	3,554	4,087	(1,147)	2,940
Total current	9,723	(262)	9,461	10,074	(1,147)	8,927
Noncurrent
Deferred compensation	13,879	—	13,879	14,439	—	14,439
Postretirement health care benefits	14,688	—	14,688	12,940	—	12,940
Unrecognized tax benefit	1,756	—	1,756	2,249	—	2,249
Tax credits and NOL carryforwards	3,217	—	3,217	8,370	—	8,370
Depreciation	—	(2,160)	(2,160)	—	(2,766)	(2,766)
Other	988	—	988	1,142	—	1,142
Total noncurrent	34,528	(2,160)	32,368	39,140	(2,766)	36,374
Total gross deferred tax assets	44,251	(2,422)	41,829	49,214	(3,913)	45,301
Valuation allowance	(44,251)	2,422	(41,829)	(49,214)	3,913	(45,301)
Total deferred tax assets	$—	$—	$—	$—	$—	$—
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At August 28, 2010, our deferred tax assets included $1.8 million of unused tax credits, of which $365,000 can be carried forward 20 years and $1.4 million will expire in Fiscal 2014. In addition, at August 28, 2010, our deferred tax assets also included $1.5 million of NOL carryforwards, $115,000 of which is Federal NOLs that can be carried forward 20 years, and state NOLs in the amount of $1.3 million that will begin to expire in Fiscal 2013, if not otherwise used by us. A valuation allowance of $(41.8) million has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the deferred tax assets.
Unrecognized Tax Benefits
At the beginning of Fiscal 2008, we adopted ASC 740 Income Taxes. ASC 740 prescribes criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, among other items. In addition, ASC 740 provides guidance on classification of tax liabilities, interest and penalties, accounting interim periods, disclosure and transition with respect to the application of the new accounting standard. As a result of this adoption, we recognized a cumulative effect adjustment of $8.5 million as a reduction to the balance of retained earnings, an increase of $7.1 million in deferred tax assets, and an increase of $15.6 million in tax liabilities. The amount of unrecognized tax benefits totaled $21.8 million, of which $8.3 million was accrued for interest and penalties. It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits into tax expense.
Changes in the unrecognized tax benefits are as follows:

(In thousands)	Fiscal 2010		Fiscal 2009	Fiscal 2008
Unrecognized tax benefits - beginning balance	$(9,012)		$(9,469)	$(21,807)
Gross increases - tax positions in a prior period	(254)		(57)	(979)
Gross decreases - tax positions in a prior period	2,900	(1)	677	7,218	(3)
Gross increases - current period tax positions	(57)		(163)	(1,862)
Settlements	546	(2)	—	7,961	(3)
Unrecognized tax benefits - ending balance	$(5,877)		$(9,012)	$(9,469)

(1)
The $2.9 million decrease in unrecognized benefit reserves is primarily a reduction of reserves associated with positive settlements of uncertain tax positions related to the finalization of the IRS examination of our federal income tax returns for Fiscal 2006 through Fiscal 2008.

(2)	The $546,000 reduction in reserves is actual cash payments as result of settlements of uncertain tax positions in various taxing jurisdictions.

(3)
During Fiscal 2008, there were favorable settlements of uncertain tax positions with various taxing jurisdictions. The original unrecognized tax benefit associated with these positions was $14.6 million, of which $8.0 million was paid in cash and included in "Settlements." The $6.6 million balance of this reserve, inclusive of related deferred taxes, is included in "Gross decreases-tax positions in a prior period."

If the remaining uncertain positions are ultimately resolved, all of the $5.9 million could have a positive impact on our effective tax rate, as the deferred tax assets associated with these positions have a full valuation allowance established against them. Currently, $2.5 million is accrued for interest and penalties.
We file tax returns in the U.S. federal jurisdiction, as well as various international and state jurisdictions. Our federal income tax returns for Fiscal 2006 through Fiscal 2008 were under examination by the IRS and finalized during the third quarter of Fiscal 2010. Although certain years are no longer subject to examinations by the IRS and various state taxing authorities, NOL carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities if they either have been or will be used in a future period. A number of years may elapse before an uncertain tax position is audited and finally resolved, and it is often very difficult to predict the outcome of such audits. Periodically, various state and local jurisdictions conduct audits, therefore, a variety of years are subject to state and local jurisdiction review.
We do not believe within the next twelve months there will be a significant change in the total amount of unrecognized tax benefits as of August 28, 2010.

Note 11: Financial Income and Expense
The following is a reconciliation of financial income:

	Year Ended (1)
(In thousands)	August 28, 2010	August 29, 2009	August 30, 2008
COLI appreciation	$3,308	$3,021	$2,368
COLI death benefits	—	59	91
COLI premiums	(571)	(623)	(426)
COLI interest expense	(1,957)	(1,875)	(1,420)
Total COLI	780	582	613
Wells Fargo termination fee	(375)	—	—
Line of credit expenses (e.g. commitment fee, unused fee)	(592)	(165)	—
Total line of credit expense	(967)	(165)	—
Interest income	420	1,023	3,709
(Loss) gain on foreign currency transactions	(11)	12	(8)
Total financial income	$222	$1,452	$4,314
(1)    Fiscal year ended August 30, 2008 contained 53 weeks; all other fiscal years contained 52 weeks.

Note 12: Stock-based Compensation Plans
We have a 2004 Incentive Compensation Plan approved by shareholders (as amended, the "Plan") in place which allows us to grant or issue non-qualified stock options, incentive stock options, share awards and other equity compensation to key employees and to non-employee directors. No more than 4.0 million shares of common stock may be issued under the Plan and no more than 2.0 million of those shares may be used for awards other than stock options or stock appreciation rights. Shares subject to awards that are forfeited, terminated, expire unexercised, settled in cash, exchanged for other awards, tendered to satisfy the purchase price of an award, withheld to satisfy tax obligations or otherwise lapse again become available for awards.
Stock Options and Share Awards
With respect to stock options, the Plan replaced the 1997 Stock Option Plan. Any stock options previously granted under the 1997 Stock Option Plan continue to be exercisable in accordance with their original terms and conditions.
The term of any options granted under the Plan may not exceed ten years from the date of the grant. Stock options are granted at the closing market price on the date of grant. Options issued to key employees generally vest over a three-year period in equal annual installment, beginning one year after the date of grant, with immediate vesting upon retirement or upon a change of control (as defined in the Plan), if earlier. Historically, options issued to directors vested six months after grant. Share awards vest based either upon continued employment, beginning one year after the date of grant, with immediate vesting upon retirement or upon a change of control (as defined in the Plan) (collectively, "time-based") or upon attainment of established goals. Share awards that are not time-based typically vest at the end of a one year or three-year incentive period based upon the achievement of company goals ("performance-based"). The value of time-based restricted share awards is based on the number of shares granted and the closing price of our common stock on the date of grant. The value of performance-based restricted share awards is based upon the terms of the plan and an assessment of the probability of reaching the established performance targets. Historically, the terms of these plans linked the incentive payment to a percentage of base salary compensation and if the established goals are met, shares of the appropriate value are then granted.
Prior to Fiscal 2007, stock-based compensation generally consisted only of stock options. In Fiscal 2007 and Fiscal 2008, we granted restricted time-based share awards to key employees and directors instead of stock options. No stock options or restricted share awards were granted in Fiscal 2009 or Fiscal 2010.
Annual Incentive Plans
During Fiscal 2009 and Fiscal 2010, the Human Resources Committee of our Board of Directors established annual incentive plans for the officers that were in part payable in restricted stock. Certain diluted EPS and return on invested capital targets had to be met to achieve payment under these plans; these targets were not met for Fiscal 2009 or Fiscal 2010 and no stock-based compensation has been recognized for these plans.
Long-Term Incentive Plans
During Fiscal 2009 and Fiscal 2010, the Human Resources Committee of our Board of Directors established two different three-year restricted stock plans (Officers Long-Term Incentive Plan Fiscal 2009-2011 and Officers Long-Term Incentive Plan Fiscal 2010-2012) to serve as an incentive to our senior management team to achieve certain return on equity ("ROE") targets. If the ROE target is met, restricted stock will be awarded at the end of each three year period with a one-year restriction on sale upon award. In the event that we do not achieve the required ROE targets, no restricted stock will be granted.
Based on our performance in Fiscal 2009 and Fiscal 2010, no stock-based compensation expense has been recognized for these plans. If it becomes probable that certain of the ROE performance targets will be achieved, the corresponding estimated cost of the grant will be recorded as compensation expense over the performance period. The probability of reaching the targets is evaluated each reporting period. If it becomes probable that certain of the target performance levels will be achieved, a cumulative adjustment will be recorded and future compensation expense will increase based on the currently projected performance levels. If we later determine that it is not probable that the minimum ROE performance threshold for the grants will be met, no further compensation cost will be recognized and any previously recognized compensation cost related to these plans will be reversed.
Director's Awards
Non-employee directors may elect to receive all or part of their annual retainer and board fees in the form of Winnebago Industries stock units credited in the form of shares of our common stock instead of cash. The directors are restricted from selling these shares until their retirement. During Fiscal 2010, there were 14,975 stock units awarded to our non-employee directors in lieu of cash compensation. The aggregate intrinsic value of these awards as of August 28, 2010 was $931,000 with 102,856 stock units outstanding.

Stock-Based Compensation
Total stock-based compensation expense for the past three fiscal years consisted of the following components:

	Year Ended (1)
	August 28, 2010	August 29, 2009	August 30, 2008
Option expense	$—	$33	$401
Share awards:
Time-based employee award expense	370	772	3,073
Time-based directors award expense	—	—	231
Directors stock unit expense	176	206	211
Total stock-based compensation	$546	$1,011	$3,916
(1)    Fiscal year ended August 30, 2008 contained 53 weeks; all other fiscal years contained 52 weeks.
Stock Options
A summary of stock option activity for Fiscal 2010, 2009 and 2008 is as follows:

	Year Ended(1)
	August 28, 2010			August 29, 2009			August 30, 2008
	Shares	Price per Share	Wtd. Avg. Exercise Price/Share	Shares	Price per Share	Wtd. Avg. Exercise Price/Share	Shares	Price per Share	Wtd. Avg. Exercise Price/Share
Outstanding at beginning of year	1,010,224	$9 - $36	$27.31	1,044,899	$7 - $36	$27.10	1,137,975	$5 - $36	$26.32
Options granted	—	—	—	—	—	—	—	—	—
Options exercised	(30,500)	9 - 11	9.20	(1,000)	9	9.25	(59,201)	5 - 27	10.86
Options cancelled	(38,909)	9 - 36	29.18	(33,675)	7 - 32	21.29	(33,875)	26 - 32	29.25
Outstanding at end of year	940,815	$9 - $36	$27.82	1,010,224	$9 - $36	$27.31	1,044,899	$7 - $36	$27.10
Exercisable at end of year	940,815	$9 - $36	$27.82	1,010,224	$9 - $36	$27.31	971,540	$7 - $36	$27.09
(1)    Fiscal year ended August 30, 2008 contained 53 weeks; all other fiscal years contained 52 weeks.
The weighted average remaining contractual life for options outstanding and exercisable at August 28, 2010 was 3.87 years. The aggregate intrinsic value of options outstanding and exercisable at August 28, 2010 was $600. Other values related to options are as follows:

(In thousands)	2010	2009	2008
Aggregate intrinsic value of options exercised (1)	$156	$2	$497
Net cash proceeds from the exercise of stock options	281	9	643
Actual income tax benefit realized from stock option exercises	59	1	190
(1)    The amount by which the closing price of our stock on the date of exercise exceeded the exercise price.
Employee Share Awards
A summary of nonvested employee share award activity for Fiscal 2010, 2009 and 2008 is as follows:

	Year Ended(1)
	August 28, 2010		August 29, 2009		August 30, 2008
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of year	82,240	$29.97	138,112	$30.36	89,850	$34.36
Granted	—	—	—	—	129,200	26.61
Vested	(53,930)	30.90	(54,672)	30.95	(79,938)	28.79
Cancelled	(200)	28.21	(1,200)	30.26	(1,000)	30.67
End of year	28,110	$28.21	82,240	$29.97	138,112	$30.36
(1)    Fiscal year ended August 30, 2008 contained 53 weeks; all other fiscal years contained 52 weeks.
The aggregate intrinsic value of employee awards outstanding at August 28, 2010 was $254,000.
As of August 28, 2010, there was $38,000 of unrecognized compensation expense related to restricted stock awards that is expected to be recognized over a weighted average period of less than two months. The total fair value of awards vested during Fiscal 2010, Fiscal 2009 and Fiscal 2008 was $1.7 million, $1.7 million and $2.3 million, respectively.

Note 13: Net Revenues Classifications
Net revenue by product class:

	Year Ended (1)
(In thousands)	August 28, 2010%		August 29, 2009%		August 30, 2008%
Motor homes	$415,277	92.4%	$178,619	84.5%	$555,671	91.9%
Motor home parts and services	13,655	3.0%	12,559	5.9%	16,923	2.8%
Other manufactured products	20,552	4.6%	20,341	9.6%	31,758	5.3%
Total net revenues	$449,484	100.0%	$211,519	100.0%	$604,352	100.0%
(1)    Fiscal year ended August 30, 2008 contained 53 weeks; all other fiscal years contained 52 weeks.
Net revenue by geographic area:

	Year Ended (1)
(In thousands)	August 28, 2010%		August 29, 2009%		August 30, 2008%
United States	$413,154	91.9%	$199,579	94.4%	$560,602	92.8%
International	36,330	8.1%	11,940	5.6%	43,750	7.2%
Total net revenues	$449,484	100.0%	$211,519	100.0%	$604,352	100.0%
(1)    Fiscal year ended August 30, 2008 contained 53 weeks; all other fiscal years contained 52 weeks.

Note 14: Income Per Share
The following table reflects the calculation of basic and diluted income per share for the past three fiscal years:

	Year Ended (1)
(In thousands, except per share data)	August 28, 2010	August 29, 2009	August 30, 2008
Income (loss) per share - basic
Net income (loss)	$10,247	$(78,766)	$2,784
Weighted average shares outstanding	29,091	29,040	29,093
Net income (loss) per share - basic	0.35	(2.71)	0.10

Income (loss) per share - assuming dilution
Net income (loss)	$10,247	$(78,766)	$2,784
Weighted average shares outstanding	29,091	29,040	29,093
Dilutive impact of awards and options outstanding	10	11	51
Weighted average shares and potential dilutive shares outstanding	29,101	29,051	29,144
Net income (loss) per share - assuming dilution	0.35	(2.71)	0.10
(1)    Fiscal year ended August 30, 2008 contained 53 weeks; all other fiscal years contained 52 weeks.
For the fiscal years ended August 28, 2010, August 29, 2009 and August 30, 2008, there were options outstanding to purchase 927,815 shares, 1,010,224 shares and 881,591 shares, respectively, of common stock at an average price of $28.08, $27.31 and $29.36, respectively, which were not included in the computation of diluted income per share because they are considered anti-dilutive under the treasury stock method per ASC 260, Earnings Per Share.

Note 15: Stockholders Rights Plan
In May 2000, our Board of Directors adopted a Shareholder Rights Plan (the "Rights Plan") designed to assure stockholders of fair and equal treatment in the event of a proposed takeover. The rights were exercisable only if an individual or group acquired or announced a tender offer that would result in ownership of 15 percent or more (and for certain shareholders, 20 percent or more) of our outstanding common stock. Our Rights Plan expired on May 3, 2010, and our Board of Directors decided not to renew it.

Note 16: Interim Financial Information (Unaudited)

Fiscal 2010	Quarter Ended
(In thousands, except per share data)	November 28, 2009	February 27, 2010	May 29, 2010	August 28, 2010
Net revenues	$81,017	$110,529	$134,813	$123,125
Gross profit	524	4,784	9,755	11,204
Operating (loss) income	(5,977)	(1,858)	3,404	4,951
Net (loss) income	$(1,344)	$706	$5,992	$4,893
Net (loss) income per share (basic)	$(0.05)	$0.02	$0.21	$0.17
Net (loss) income per share (diluted)	$(0.05)	$0.02	$0.21	$0.17

Fiscal 2009	Quarter Ended
(In thousands, except per share data)	November 29, 2008	February 28, 2009	May 30, 2009	August 29, 2009
Net revenues	$69,398	$31,808	$50,848	$59,465
Gross deficit	(8,894)	(11,792)	(8,285)	(1,775)
Operating loss	(16,890)	(18,611)	(14,782)	(9,232)
Net loss	$(9,596)	$(10,381)	$(8,553)	$(50,236)
Net loss per share (basic)	$(0.33)	$(0.36)	$(0.29)	$(1.73)
Net loss per share (diluted)	$(0.33)	$(0.36)	$(0.29)	$(1.73)

Note 17: Comprehensive Income
Comprehensive income, net of tax, consists of:

	Year Ended (1)
(In thousands)	August 28, 2010	August 29, 2009	August 30, 2008
Net income (loss)	$10,247	$(78,766)	$2,784
Unrealized appreciation (depreciation) of investments	213	970	(1,224)
Amortization of actuarial loss	548	438	593
(Increase) decrease in actuarial loss	(3,451)	(1,988)	2,265
Amortization of prior service credit	(2,608)	(2,693)	(2,911)
Comprehensive income (loss)	$4,949	$(82,039)	$1,507
(1)    Year ended August 30, 2008 contained 53 weeks; all other fiscal years contained 52 weeks.
Components of accumulated other comprehensive income, net of tax, were:

	As Of
(In thousands)	August 28, 2010	August 29, 2009
Impairment of investments	$(41)	$(254)
Actuarial loss	(12,382)	(9,479)
Prior service benefit	13,665	16,273
Accumulated other comprehensive income	$1,242	$6,540

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain "disclosure controls and procedures," as such term is defined under Securities Exchange Act of 1934, as amended ("Exchange Act") Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's disclosure control objectives.
We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Annual Report (the "Evaluation Date"). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the Evaluation Date.
Evaluation of Internal Control Over Financial Reporting
Management's report on internal control over financial reporting as of August 28, 2010 is included within Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference. The report of Deloitte & Touche LLP on the effectiveness of internal control over financial reporting is included within Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
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

Item 9B. Other Information
None

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Reference is made to the table entitled "Executive Officers of the Registrant" in Part I of this report and to the information included under the captions "Board of Directors, Committees of the Board and Corporate Governance", "Section 16(A) Beneficial Ownership Reporting Compliance", "Election of Directors" and "Fiscal Year 2011 Shareholder Proposals" in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 14, 2010, which information is incorporated by reference herein.
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
We intend to disclose any changes in or waivers from the Code applicable to any Senior Officer on our Web Site at www.winnebagoind.com or by filing a Form 8-K.

Item 11. Executive Compensation
Reference is made to the information included under the captions "Director Compensation" and "Executive Compensation" in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 14, 2010, which information is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Reference is made to the table entitled "Equity Compensation Plan Information" in Part II of this report and to the share ownership information included under the caption "Voting Securities and Principal Holders Thereof" in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 14, 2010, which information is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions and Director Independence
Reference is made to the information included under the caption "Board of Directors, Committees of the Board and Corporate Governance" in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 14, 2010, which information is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services
Reference is made to the information included under the caption "Independent Registered Public Accountants Fees and Services" in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 14, 2010 which information is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1.	Our financial statements are included in Item 8 and an index to financial statements appears on page 23 of this report.

2.
Financial Statement Schedules: All schedules are omitted because of the absence of the conditions under which they are required or because the information required is shown in the financial statements or the notes thereto.

3.	Exhibits: See Exhibit Index on pages 50 - 52.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.

By	/s/ Robert J. Olson
Robert J. Olson

Chairman of the Board, Chief Executive Officer,
President and Director
(Principal Executive Officer)
Date: October 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on, October 26, 2010, by the following persons on behalf of the Registrant and in the capacities indicated.

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
3b.    Amended By-Laws of the Registrant previously filed with the Registrant's Current Report on Form 8-K dated March 29, 2010 (Commission File Number 001-06403) and incorporated by reference herein.
4a.    Loan and Security Agreement between Burdale Capital Finance, Inc. and Winnebago Industries, Inc. dated October 13, 2009 previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 29, 2009 (Commission File Number 001-06403) and incorporated by reference herein.
10a.     Winnebago Industries, Inc. Deferred Compensation Plan previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 2, 1991 (Commission File Number 001-06403), and incorporated by reference herein and the Amendment dated June 29, 1995 previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 26, 1995 (Commission File Number 001-06403) and incorporated by reference herein.*
10b.    Winnebago Industries, Inc. 1997 Stock Option Plan previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 30, 1997 (Commission File Number 001-06403) and incorporated by reference herein.*
10c.    Winnebago Industries, Inc. Executive Share Option Plan previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 29, 1998 (Commission File Number 001-06403) and incorporated by reference herein, and the Amendment dated July 1, 1999 previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 29, 1999 (Commission File Number 001-06403) and incorporated by reference herein and the Amendment dated January 1, 2001 previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 24, 2001 (Commission File Number 001-06403) and incorporated by reference herein.*
10d.    Form of Winnebago Industries, Inc. Incentive Stock Option Agreement for grants of Incentive Stock Options under the 2004 Incentive Compensation Plan previously filed with the Registrant's Current Report on Form 8-K dated October 13, 2004 (Commission File Number 001-06403) and incorporated by reference herein.*
10e.    Form of Winnebago Industries, Inc. Non-Qualified Stock Option Agreement for grants of Non-Qualified Stock Options under the 2004 Incentive Compensation Plan previously filed with the Registrant's Report on Form 8-K dated October 13, 2004 (Commission File Number 001-06403) and incorporated by reference herein.*
10f.    Winnebago Industries, Inc. Restricted Stock Grant Award Agreement under the 2004 Incentive Compensation Plan previously filed with the Registrant's Current Report on Form 8-K dated October 11, 2006 (Commission File Number 001-06403) and incorporated by reference herein.*
10g.    Winnebago Industries, Inc. Executive Deferred Compensation Plan previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 25, 2006 (Commission File Number 001-06403) and incorporated by reference herein.*
10h.    Winnebago Industries, Inc. 2004 Incentive Compensation Plan previously filed as Appendix B with the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on January 13, 2004 (Commission File Number 001-06403) and incorporated by reference herein and the Amendment dated October 11, 2006 previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 25, 2006 (Commission File Number 001-06403) and incorporated by reference herein.*
10i.    Winnebago Industries, Inc. Directors' Deferred Compensation Plan previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 30, 1997 (Commission File Number 001-06403), and incorporated by reference herein and the Amendment dated October 15, 2003 previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 29, 2003 (Commission File Number 001-06403) and incorporated by reference herein and the Amendment dated October 11, 2006 previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 25, 2006 (Commission File Number 001-06403) and incorporated by reference herein.*
10j.    Winnebago Industries, Inc. Profit Sharing and Deferred Savings Investment Plan previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1985 (Commission File Number 001-06403), and incorporated by reference herein and the Amendment dated July 1, 1995 previously filed with the

Registrant's Annual Report on Form 10-K for the fiscal year ended August 26, 1995 (Commission File Number 001-06403) and incorporated by reference herein and the Amendment dated March 21, 2007 (Commission File Number 001-06403) and incorporated by reference herein.*
10k.    Winnebago Industries, Inc. Officers' Long-Term Plan, fiscal three-year period 2008, 2009 and 2010 previously filed with the Registrant's Current Report on Form 8-K dated June 26, 2007 (Commission File Number 001-06403) and incorporated by reference herein.*
10l.    Winnebago Industries, Inc. Officers' Long-Term Incentive Plan, fiscal three-year period 2009, 2010 and 2011 previously filed with the Registrant's Current Report on Form 8-K dated June 24, 2008 (Commission File Number 001-06403) and incorporated by reference herein.*
10m.     Winnebago Industries, Inc. Officers' Long-Term Incentive Plan, fiscal three-year period 2010, 2011 and 2012 previously filed with the Registrant's Current Report on Form 8-K dated June 24, 2009 (Commission File Number 001-06403) and incorporated by reference herein.*
10n. Winnebago Industries, Inc. Officers' Long-Term Incentive Plan, fiscal three-year period 2011, 2012 and 2013 previously filed with the Registrant's Current Report on Form 8-K dated July 23, 2010 (Commission File Number 001-06403) and incorporated by reference herein.*
10o. Amended and Restated Executive Change of Control Agreement dated December 17, 2008 between Winnebago Industries, Inc. and Raymond M. Beebe previously filed with the Registrant's Annual Report on Form 1K for the fiscal year ended August 29, 2009 (Commission File Number 001-06403) and incorporated by reference herein.*
10p.    Amended and Restated Executive Change of Control Agreement dated December 17, 2008 between Winnebago Industries, Inc. and Robert L. Gossett previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 29, 2009 (Commission File Number 001-06403) and incorporated by reference herein.*
10q.    Amended and Restated Executive Change of Control Agreement dated December 17, 2008 between Winnebago Industries, Inc. and Robert J. Olson previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 29, 2009 (Commission File Number 001-06403) and incorporated by reference herein.*
10r.    Amended and Restated Executive Change of Control Agreement dated December 17, 2008 between Winnebago Industries, Inc. and William J. O'Leary previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 29, 2009 (Commission File Number 001-06403) and incorporated by reference herein.*
10s.    Amended and Restated Executive Change of Control Agreement dated December 17, 2008 between Winnebago Industries, Inc. and Sarah N. Nielsen previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 29, 2009 (Commission File Number 001-06403) and incorporated by reference herein.*
10t.    Amended and Restated Executive Change of Control Agreement dated December 17, 2008 between Winnebago Industries, Inc. and Roger W. Martin previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 29, 2009 (Commission File Number 001-06403) and incorporated by reference herein.*
10u.    Amended and Restated Executive Change of Control Agreement dated December 17, 2008 between Winnebago Industries, Inc. and Randy J. Potts previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 29, 2009 (Commission File Number 001-06403) and incorporated by reference herein.*
10v.    Executive Change of Control Agreement dated May 3, 2010 between Winnebago Industries, Inc. and Daryl W. Krieger previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 29, 2010 (Commission File Number 001-06403) and incorporated by reference herein.*
10w.    Winnebago Industries, Inc. Supplemental Executive Retirement Plan previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 29, 2009 (Commission File Number 001-06403) and incorporated by reference herein.*
10x.    Winnebago Industries, Inc. Officers' Incentive Compensation Plan for Fiscal 2008 previously filed with the Registrant's Current Report on Form 8-K dated June 26, 2007 (Commission File Number 001-06403) and incorporated by reference herein.*
10y.    Winnebago Industries, Inc. Officers' Incentive Compensation Plan for Fiscal 2009 previously filed with the Registrant's Current Report on Form 8-K dated August 14, 2008 (Commission File Number 001-06403) and incorporated by reference herein.*

10z.    Winnebago Industries, Inc. Officers' Incentive Compensation Plan for Fiscal 2010 previously filed with the Registrant's Current Report on Form 8-K dated June 24, 2009 (Commission File Number 001-06403) and incorporated by reference herein.*
10aa. Winnebago Industries, Inc. Officers' Incentive Compensation Plan for Fiscal 2011 previously filed with the Registrant's Current Report on Form 8-K dated July 23, 2010 (Commission File Number 001-06403) and incorporated by reference herein.*
10bb. Agreement of Purchase and Sale between CGS TIRES US, INC. and Winnebago Industries, Inc. dated August 30, 2010.
14.1    Winnebago Industries, Inc. Code of Ethics for CEO and Senior Financial Officers previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 30, 2003 (Commission File Number 001-06403) and incorporated by reference herein.
23.    Consent of Independent Registered Public Accounting Firm.
31.1    Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 26, 2010.
31.2    Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 26, 2010.
32.1    Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated October 26, 2010.
32.2    Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated October 26, 2010.
*Management contract or compensation plan or arrangement.

ITEM 6. 11-Year Selected Financial Data (1)

(In thousands, except percent and per share data) (Adjusted for the 2-for-1 stock split on March 5, 2004)	Aug. 28, 2010	Aug. 29, 2009	Aug. 30, 2008 (2)	Aug. 25, 2007
For the Year
Net revenues	$449,484	$211,519	$604,352	$870,152
Income (loss) before taxes	742	(58,063)	(5,441)	61,409
Pretax profit (loss) percent of revenue	0.2%	(27.4)%	(0.9)%	7.1%
(Benefit) provision for income taxes	(9,505)	20,703	(8,225)	19,845
Income tax (benefit) rate	(1,281.0)%	35.7%	(151.2)%	32.3%
Income (loss) from continuing operations	10,247	(78,766)	2,784	41,564
Income from discontinued operations (4)	—	—	—	—
Cum. effect of change in accounting principle	—	—	—	—
Net income (loss)	$10,247	$(78,766)	$2,784	$41,564
Income (loss) per share
Continuing operations
Basic	$0.35	$(2.71)	$0.10	$1.33
Diluted	0.35	(2.71)	0.10	1.32
Discontinued operations
Basic	—	—	—	—
Diluted	—	—	—	—
Cum. effect of change in accounting principle
Basic	—	—	—	—
Diluted	—	—	—	—
Net (loss) income per share
Basic	$0.35	$(2.71)	$0.10	$1.33
Diluted	0.35	(2.71)	0.10	1.32
Weighted average common shares outstanding (in thousands)
Basic	29,091	29,040	29,093	31,162
Diluted	29,101	29,051	29,144	31,415
Cash dividends paid per share	$—	$0.12	$0.48	$0.40
Book value per share	3.35	3.17	5.98	7.05
Return on assets (ROA) (5)	4.6%	(30.0)%	0.8%	11.1%
Return on equity (ROE) (6)	10.8%	(59.2)%	1.5%	19.5%
Return on invested capital (ROIC) (7)	13.8%	(61.1)%	1.7%	26.2%
Unit sales
Class A	2,452	822	3,029	5,031
Class B	236	149	140	—
Class C	1,745	1,225	3,238	4,438
Total motor homes	4,433	2,196	6,407	9,469

At Year End
Total assets	$227,357	$220,466	$305,455	$366,510
Stockholders' equity	97,527	92,331	173,924	208,354
Market capitalization	263,492	337,991	329,956	821,282
Working capital	91,345	79,460	108,548	168,863
Current ratio	2.9 to 1	2.6 to 1	3.0 to 1	2.9 to 1
Number of employees	1,950	1,630	2,250	3,310
Dealer inventory	2,044	1,694	3,551	4,471

(1)	Certain prior periods' information has been reclassified to conform to the current year-end presentation.

(2)	The fiscal years ended August 31, 2002 and August 30, 2008 contained 53 weeks; all other fiscal years contained 52 weeks.

(3)
Includes a noncash after-tax cumulative effect of change in accounting principle of $1.1 million expense or $0.05 per share due to the adoption of SAB No. 101, Revenue Recognition in Financial Statements.

(4)	Includes discontinued operations of Winnebago Acceptance Corporation for all years presented.

Aug. 26, 2006	Aug. 27, 2005	Aug. 28, 2004	Aug. 30, 2003	Aug. 31, 2002 (2)	Aug. 25, 2001 (3)	Aug. 26, 2000

$864,403	$991,975	$1,114,154	$845,210	$825,269	$671,686	$743,729
68,195	100,890	112,234	78,693	81,324	55,754	70,583
7.9%	10.2%	10.1%	9.3%	9.9%	8.3%	9.5%
23,451	35,817	41,593	29,961	28,431	14,258	24,400
34.4%	35.5%	37.1%	38.1%	35.0%	25.6%	34.6%
44,744	65,073	70,641	48,732	52,893	41,496	46,183
—	—	—	1,152	1,778	2,258	2,216
—	—	—	—	—	(1,050)	—
$44,744	$65,073	$70,641	$49,884	$54,671	$42,704	$48,399

$1.39	$1.95	$2.06	$1.35	$1.37	$1.03	$1.12
1.37	1.92	2.03	1.33	1.34	1.01	1.10

—	—	—	0.03	0.04	0.05	0.05
—	—	—	0.03	0.04	0.05	0.05

—	—	—	—	—	(0.02)	—
—	—	—	—	—	(0.02)	—

$1.39	$1.95	$2.06	$1.38	$1.41	$1.06	$1.17
1.37	1.92	2.03	1.36	1.38	1.04	1.15

32,265	33,382	34,214	36,974	39,898	41,470	43,360
32,550	33,812	34,789	37,636	40,768	42,080	44,022
$0.36	$0.28	$0.20	$0.10	$0.10	$0.10	$0.10
7.01	7.15	6.01	5.78	4.81	5.00	4.11
11.2%	16.1%	18.3%	14.0%	15.9%	12.9%	16.3%
19.7%	29.7%	34.4%	25.6%	28.2%	22.3%	29.8%
24.9%	30.7%	35.4%	25.5%	29.1%	24.1%	28.2%

4,455	6,674	8,108	6,705	6,725	5,666	6,819
—	—	—	308	763	703	854
5,388	3,963	4,408	4,021	4,329	3,410	3,697
9,843	10,637	12,516	11,034	11,817	9,779	11,370

$384,715	$412,960	$394,556	$377,462	$337,077	$351,922	$308,686
218,322	235,887	201,875	210,626	179,815	207,464	174,909
884,789	1,073,165	1,071,570	898,010	713,500	581,779	272,733
187,038	197,469	164,175	164,017	144,303	173,677	141,096
3.3 to 1	3.2 to 1	2.6 to 1	2.8 to 1	2.6 to 1	3.2 to 1	3.0 to 1
3,150	3,610	4,220	3,750	3,685	3,325	3,300
4,733	4,794	4,978	3,945	4,000	3,549	3,756

(5)	Includes discontinued operations of Winnebago Acceptance Corporation for all years presented.

(6)	ROE - Current period net income divided by average equity balance using current and previous ending periods.

(7)	ROIC - Current period net income divided by average invested capital (total assets minus cash, short-term and long-term investments and noninterest liabilities) using current ending periods.

BOARD OF DIRECTORS
Robert J. Olson (59)
Chairman of the Board,
Chief Executive Officer and President
Winnebago Industries, Inc.

Irvin E. Aal (71) 1,2
Former General Manager
Case Tyler Business Unit of CNH Global

Robert M. Chiusano (59) 1,2
Former Executive Vice President and Chief
Operating Officer - Commercial Systems
Rockwell Collins, Inc.

Jerry N. Currie (65) 3
President and Chief Executive Officer
CURRIES Company and GRAHAM
   Manufacturing

Joseph W. England (70) 1
Former Senior Vice President
Deere & Company

Lawrence A. Erickson (61) 1*,2
Former Senior Vice President and Chief
     Financial Officer
Rockwell Collins, Inc.

John V. Hanson (68) 3*
Former Deputy Chairman of the Board
Winnebago Industries, Inc.

Gerald C. Kitch (72) **,2*,3
Former Executive Vice President
Pentair, Inc.

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
120 South Sixth Street
Minneapolis, Minnesota 55402-1844
(612) 397-4000

NYSE Annual CEO Certification and Sarbanes-Oxley Section 302 Certifications
We submitted the annual Chief Executive Officer Certification to the New York Stock Exchange (NYSE) as required under the corporate governance rules of the NYSE. We also filed as exhibits to our 2010 Annual Report on Form 10-K, the Chief Executive Officer and Chief Financial Officer certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Winnebago Industries is an equal opportunity employer.

Board Committee/Members 1. Audit 2. Human Resources 3. Nominating and Governance * Committee Chairman ** Lead Independent Director
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

OFFICERS
Robert J. Olson (59)
Chairman of the Board,
Chief Executive Officer and President

Raymond M. Beebe (68)
Vice President, General Counsel and Secretary

Robert J. Gossett (59)
Vice President, Administration

Daryl W. Krieger (47)
Vice President, Manufacturing

Roger W. Martin (50)
Vice President, Sales and Marketing

Sarah N. Nielsen (37)
Vice President, Chief Financial Officer

William J. O'Leary (61)
Vice President, Product Development

Randy J. Potts (51)
Senior Vice President, Strategic Planning

Donald L. Heidemann (38)
Treasurer

Brian J. Hrubes (59)
Controller

Number of Shareholders of Record
As of October 5, 2010, Winnebago Industries had 3,544 shareholders of record.

Dividends Paid
No dividends were paid in Fiscal 2010. Cash dividend payments were suspended starting with the second quarter of Fiscal 2009.

Shareholder Account Assistance
Transfer Agent to contact for address changes, account certificates and stock holdings:

Wells Fargo Shareowner Services
P.O. Box 64854
St. Paul, Minnesota 55164-0854 or
161 North Concord Exchange
South St. Paul, Minnesota 55075-1139
Telephone: (800) 468-9716 or (651) 450-4064
Inquiries: www.wellsfargo.com/shareownerservices

Annual Meeting
The Annual Meeting of Shareholders is scheduled to be held on Tuesday, December 14, 2010, at 4:00 p.m. (CST) in Winnebago Industries' South Office Complex Theater, 605 W. Crystal Lake Road, Forest City, Iowa.

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