Form 10-Q
period 2010-11-27
WINNEBAGO INDUSTRIES INC
filed 2010-12-23
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 2010
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

(641) 585-3535
(Registrant's telephone number, including area code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, par value $0.50 per share, outstanding December 22, 2010 was 29,115,090.

WINNEBAGO INDUSTRIES, INC.

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Winnebago Industries, Inc.
Unaudited Statements of Operations

	Quarter Ended
(In thousands, except per share data)	November 27, 2010	November 28, 2009
Net revenues	$123,711	$81,017
Cost of goods sold	112,512	80,493
Gross profit	11,199	524

Operating expenses:
Selling	3,267	3,229
General and administrative	3,651	3,272
Gain on sale of asset held for sale	(644)	—
Total operating expenses	6,274	6,501

Operating income (loss)	4,925	(5,977)
Other non-operating income (expense)	152	(233)
Income (loss) before income taxes	5,077	(6,210)

Provison (benefit) for taxes	1,291	(4,866)
Net income (loss)	$3,786	$(1,344)

Income (loss) per common share:
Basic	$0.13	$(0.05)
Diluted	$0.13	$(0.05)

Weighted average common shares outstanding:
Basic	29,112	29,073
Diluted	29,115	29,086

See unaudited notes to financial statements.

Winnebago Industries, Inc.
Unaudited Balance Sheets

(In thousands, except per share data)	November 27, 2010	August 28, 2010
Assets
Current assets:
Cash and cash equivalents	$81,165	$74,691
Short-term investments	5,250	—
Receivables, less allowance for doubtful accounts ($106 and $91, respectively)	16,508	18,798
Inventories	45,173	43,526
Prepaid expenses and other assets	4,597	4,570
Income taxes receivable	132	132
Total current assets	152,825	141,717
Property, plant, and equipment, net	24,949	25,677
Assets held for sale	1,201	4,254
Long-term investments	11,146	17,785
Investment in life insurance	23,500	23,250
Other assets	15,850	14,674
Total assets	$229,471	$227,357

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$17,035	$19,725
Income taxes payable	1,301	99
Accrued expenses:
Accrued compensation	11,176	10,529
Product warranties	7,607	7,634
Self-insurance	4,499	4,409
Accrued loss on repurchases	964	1,362
Promotional	1,616	1,817
Other	4,087	4,797
Total current liabilities	48,285	50,372
Long-term liabilities:
Unrecognized tax benefits	5,761	5,877
Postretirement health care and deferred compensation benefits	74,905	73,581
Total long-term liabilities	80,666	79,458
Contingent liabilities and commitments
Stockholders' equity:
Capital stock common, par value $0.50; authorized 60,000 shares, issued 51,776 shares	25,888	25,888
Additional paid-in capital	29,290	29,464
Retained earnings	424,461	420,675
Accumulated other comprehensive income	642	1,242
Treasury stock, at cost (22,666 and 22,661 shares, respectively)	(379,761)	(379,742)
Total stockholders' equity	100,520	97,527
Total liabilities and stockholders' equity	$229,471	$227,357

See unaudited notes to financial statements.

Winnebago Industries, Inc.
Unaudited Statements of Cash Flows

	Three Months Ended
(In thousands)	November 27, 2010	November 28, 2009
Operating activities:
Net income (loss)	$3,786	$(1,344)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,430	1,684
Stock-based compensation	80	164
Deferred income taxes including valuation allowance	291	—
Postretirement benefit income and deferred compensation expenses	345	323
Provision (reduction) for doubtful accounts	17	(52)
Increase in cash surrender value of life insurance policies	(324)	(296)
Gain on sale or disposal of property	(693)	(8)
Other	29	19
Change in assets and liabilities:
Inventories	(1,647)	(4,229)
Receivables and prepaid assets	2,246	(449)
Income taxes and unrecognized tax benefits	974	(4,887)
Accounts payable and accrued expenses	(3,435)	4,055
Postretirement and deferred compensation benefits	(926)	(837)
Net cash provided by (used in) operating activities	2,173	(5,857)

Investing activities:
Proceeds from the sale of investments, at par	1,200	—
Purchases of property and equipment	(667)	(509)
Proceeds from the sale of property	3,769	44
Other	24	(464)
Net cash provided by (used in) investing activities	4,326	(929)

Financing activities:
Payments for purchase of common stock	(89)	(249)
Proceeds from exercise of stock options	—	15
Other	64	(341)
Net cash used in financing activities	(25)	(575)

Net increase (decrease) in cash and cash equivalents	6,474	(7,361)
Cash and cash equivalents at beginning of period	74,691	36,566
Cash and cash equivalents at end of period	$81,165	$29,205

Supplemental cash flow disclosure:
Income taxes paid	$25	$21

See unaudited notes to financial statements.

Winnebago Industries, Inc.
Unaudited Notes to Financial Statements

General:

The "Company," "we," "our" and "us" are used interchangeably to refer to Winnebago Industries, Inc.

Note 1: Basis of Presentation

In our opinion, the accompanying condensed unaudited financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position as of November 27, 2010 and the results of operations for the first quarters of Fiscal 2011 and 2010, and cash flows for the first quarters of Fiscal 2011 and 2010. The statement of operations for the first quarter of Fiscal 2011 is not necessarily indicative of the results to be expected for the full year. The balance sheet data as of August 28, 2010 was derived from audited financial statements, but does not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in our Annual Report to Shareholders for the year ended August 28, 2010.

Note 2: New Accounting Pronouncements

On January 21, 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06. The ASU amends FASB Accounting Standards Codification (ASC) 820 to add new requirements for disclosures about transfers into and out of fair value hierarchy Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 fair value measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The ASU also amends guidance on employers' disclosures about postretirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. The guidance in the ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 (our Fiscal 2012).

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

The following tables set forth, by level within the fair value hierarchy, our financial assets that were accounted for at fair value on a recurring basis at November 27, 2010 and August 28, 2010 according to the valuation techniques we used to determine their fair values:

		Fair Value Measurements Using Inputs Considered As
(In thousands)	Fair Value at November 27, 2010	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs
Short-term investments
Student loan ARS with pending redemptions	$5,250	$—	$5,250	$—
Long-term investments
Student loan ARS	11,146	—	—	11,146
Assets that fund deferred compensation
Domestic equity funds	9,736	9,736	—	—
International equity funds	1,780	1,780	—	—
Fixed income	620	620	—	—
Total assets at fair value	$28,532	$12,136	$5,250	$11,146

		Fair Value Measurements Using Inputs Considered As
(In thousands)	Fair Value at August 28, 2010	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs
Long-term investments
Student loan ARS	$17,785	$—	$—	$17,785
Assets that fund deferred compensation
Domestic equity funds	8,735	8,735	—	—
International equity funds	1,569	1,569	—	—
Fixed income	650	650	—	—
Total assets at fair value	$28,739	$10,954	$—	$17,785

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis, in the table above, that used significant unobservable inputs (Level 3):

(In thousands)	November 27, 2010	November 28, 2009
Balance at beginning of period	$17,785	$33,294
Transfer to Level 2	(5,250)	(200)
Net change included in other comprehensive income	(189)	212
Sales	(1,200)	—
Balance at end of period	$11,146	$33,306

Transfers between Levels
During the first quarter of Fiscal 2011 there were two transfers out of Level 3 valued assets. The $1.2 million transfer was related to a redemption at par of Auction Rate Securities (ARS) that occurred during the quarter. The $5.3 million transfer from a Level 3 valuation to Level 2 valuation was due to ARS redemptions at par subsequent to quarter end.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Long-Term and Short-Term Investments
Our debt securities are comprised of ARS. Our ARS related investments (as described in Note 4) are classified as Level 3 as quoted prices were unavailable due to events described in Note 4. Due to limited market information, we utilized a discounted cash flow (DCF) model to derive an estimate of fair value at November 27, 2010. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place and the rate of return required by investors to own such securities given the current liquidity risk associated with ARS. All of our short-term ARS portfolio is classified as Level 2 as they are also in an inactive market but inputs other than quoted prices were observable and used to value the securities.

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

Note 4: Investments

We own investments in marketable securities that have been designated as "available for sale" in accordance with ASC 320, Investments-Debt and Equity Securities. Available for sale securities are carried at fair value with the unrealized gains and losses reported in "Accumulated Other Comprehensive Income", a component of stockholders' equity.

At November 27, 2010, we held $11.4 million (par value) of long term investments comprised of tax-exempt ARS, which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through Dutch auctions that are typically held every 7, 28 or 35 days. Prior to February 2008, these securities traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually. The ARS we hold are AAA/Aaa rated with most collateralized by student loans guaranteed by the U.S. Government under the Federal Family Education Loan Program.

Since February 2008, most ARS auctions have failed for these securities and there is no assurance that future auctions will succeed and, as a result, our ability to liquidate our investment and fully recover the par value in the near term may be limited or nonexistent. We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default. We have continued to receive interest payments on the ARS in accordance with their terms. We believe we will ultimately be able to liquidate our ARS related investments without significant loss primarily due to the collateral securing our ARS. However, redemption could take until final maturity of the ARS (up to 30 years) to realize the par value of our investments. Due to the changes and uncertainty in the ARS market, we believe the recovery period for these investments is likely to be longer than 12 months and as a result, we have classified these investments as long-term as of November 27, 2010. We also hold $5.3 million (par value) of ARS that are classified as short-term investments as these securities were redeemed at par subsequent to quarter end on or before December 8, 2010.

At November 27, 2010, there was insufficient observable ARS market information available to determine the fair value of our long term ARS investments. Therefore, we estimated fair value by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, final stated maturities, estimates on the probability of the issue being called prior to final maturity, impact due to extended periods of maximum auction rates and broker quotes from independent evaluators. Based on this analysis, we recorded a temporary impairment of $254,000 related to our long-term ARS investments of $11.4 million (par value).

Note 5: Inventories

Inventories consist of the following:

(In thousands)	November 27, 2010	August 28, 2010
Finished goods	$25,015	$21,200
Work-in-process	23,585	24,897
Raw materials	26,500	26,992
	75,100	73,089
LIFO reserve	(29,927)	(29,563)
Total inventories	$45,173	$43,526

Note 6: Property, Plant and Equipment and Assets Held for Sale

Property, plant and equipment is stated at cost, net of accumulated depreciation and consists of the following:

(In thousands)	November 27, 2010	August 28, 2010
Land	$772	$772
Buildings	49,313	49,309
Machinery and equipment	89,479	89,304
Transportation equipment	8,906	9,109
	148,470	148,494
Less accumulated depreciation	(123,521)	(122,817)
Total property, plant and equipment, net	$24,949	$25,677

During the first quarter of Fiscal 2011, an idled assembly facility in Charles City, Iowa (CCMF) classified as held for sale, was sold to CGS TIRES US, INC. (CGS). The sale was finalized on November 1, 2010 and generated $4.0 million in gross proceeds, selling costs of $256,000 and a gain of $644,000.

Assets held for sale as of November 27, 2010 of $1.2 million consisted of an idled fiberglass manufacturing facility in Hampton, Iowa.

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

Changes in our product warranty liability are as follows:

	Quarter Ended
(In thousands)	November 27, 2010	November 28, 2009
Balance at beginning of period	$7,634	$6,408
Provision	1,470	1,129
Claims paid	(1,497)	(1,357)
Balance at end of period	$7,607	$6,180

Note 9: Employee and Retiree Benefits

Postretirement health care and deferred compensation benefits are as follows:

(In thousands)	November 27, 2010	August 28, 2010
Postretirement health care benefit cost	$40,649	$40,327
Non-qualified deferred compensation	25,193	25,372
Executive share option plan liability	9,909	8,698
SERP benefit liability	3,157	3,107
Executive deferred compensation	81	74
Total postretirement health care and deferred compensation benefits	78,989	77,578
Less current portion	(4,084)	(3,997)
Long-term postretirement health care and deferred compensation benefits	$74,905	$73,581

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

	Quarter Ended
(In thousands)	November 27, 2010	November 28, 2009
Interest cost	$476	$494
Service cost	152	139
Net amortization and deferral	(776)	(831)
Net periodic postretirement benefit income	$(148)	$(198)

Payments for postretirement health care	$306	$183

For accounting purposes, we recognized income from the plan for the first quarters of both Fiscal 2011 and Fiscal 2010 due to the amortization of the cost savings from an amendment effective September 2004, which amended our postretirement health care benefit by establishing a maximum employer contribution amount.

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

Our repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which can last up to 18 months, provide that our liability will be the lesser of remaining principal owed by the dealer or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our liability cannot exceed 100 percent of the dealer invoice. Our contingent liability on these repurchase agreements was approximately $170.3 million and $155.5 million at November 27, 2010 and August 28, 2010, respectively.

In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of motor vehicles to repurchase current inventory if a dealership exits the business. Incremental repurchase exposure beyond existing repurchase agreements, related to dealer inventory in states that we have had historical experience of repurchasing inventory, totaled $6.8 million and $4.5 million at November 27, 2010 and August 28, 2010, respectively.

Our risk of loss related to these repurchase commitments is reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on the repurchase exposure as previously described, we established an associated loss reserve. Accrued loss on repurchases were $964,000 as of November 27, 2010 and $1.4 million as of August 28, 2010. A summary of the activity for the fiscal years stated for repurchased units is as follows:

A summary of repurchase activity is as follows:

	Quarter Ended
(Dollars in thousands)	November 27, 2010	November 28, 2009
Inventory repurchased
Units	1	2
Dollars	$66	$159
Inventory resold
Units	1	2
Cash collected	$60	$146
Loss recognized	$6	$16

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

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to uncertainty of realizing deferred tax assets. As of November 27, 2010 and August 28, 2010, we have applied a full valuation allowance of $40.5 million and $41.8 million, respectively, against our deferred tax assets. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more-likely-than-not” standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company's current or previous losses are given more weight than its future outlook. Under that standard, our three-year historical cumulative loss was a significant negative factor. We have evaluated the sustainability of our deferred tax assets on our balance sheet which includes the assessment of cumulative income or losses over recent prior periods. Based on ASC 740 guidelines, we determined a full valuation allowance was appropriate as of November 27, 2010. We will continue to assess the likelihood that our deferred tax assets will be realizable at each reporting period and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

We file tax returns in the U.S. federal jurisdiction, as well as various international and state jurisdictions. Our federal tax returns have been audited by the Internal Revenue Service (IRS) through Fiscal 2008. Our Fiscal 2009 federal income tax return is currently under examination by the IRS. Although certain years are no longer subject to examinations by the IRS and various state taxing authorities, NOL carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities if they either have been or will be used in a future period. A number of years may elapse before an uncertain tax position is audited and finally resolved, and it is often very difficult to predict the outcome of such audits. Periodically, various state and local jurisdictions conduct audits, therefore, a variety of years are subject to state and local jurisdiction review.

As of November 27, 2010, our unrecognized tax benefits were $5.8 million, all of which, if recognized, would positively affect our effective tax rate as all of the deferred tax assets associated with these positions have a full valuation allowance established against them. It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits as tax expense. As of November 27, 2010, we had accrued $2.5 million in interest and penalties. We do not anticipate any significant changes in unrecognized tax benefits within the next twelve months. Actual results may differ materially from this estimate.

Note 12: Income Per Share

The following table reflects the calculation of basic and diluted income per share:

	Quarter Ended
(In thousands, except per share data)	November 27, 2010	November 28, 2009
Income (loss) per share - basic:
Net income (loss)	$3,786	$(1,344)
Weighted average shares outstanding	29,112	29,073
Net income (loss) per share - basic	$0.13	$(0.05)

Income (loss) per share - assuming dilution:
Net income (loss)	$3,786	$(1,344)
Weighted average shares outstanding	29,112	29,073
Dilutive impact of options and awards outstanding	3	13
Weighted average shares and potential dilutive shares outstanding	29,115	29,086
Net income (loss) per share - assuming dilution	$0.13	$(0.05)

At the end of the first quarters of Fiscal 2011 and Fiscal 2010, there were options outstanding to purchase 924,731 shares and 962,724 shares, respectively, of common stock at an average price of $28.05 and $28.20, respectively, which were not included in the computation of diluted income per share because they are considered anti-dilutive under the treasury stock method per ASC 260.

Note 13: Comprehensive Income

Comprehensive income, net of tax, consists of:

	Quarter Ended
(In thousands)	November 27, 2010	November 28, 2009
Net income (loss)	$3,786	$(1,344)
Amortization of prior service credit	(655)	(652)
Amortization of actuarial loss	172	137
Unrealized (depreciation) appreciation of investments	(117)	133
Comprehensive income (loss)	$3,186	$(1,726)

Note 14: Subsequent Event

We evaluated all events or transactions occurring between the balance sheet date and the date of issuance of the financial statements that would require recognition or disclosure in the financial statements. There were no material subsequent events.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that this management's discussion be read in conjunction with the Management's Discussion and Analysis included in our Annual Report to Shareholders for the year ended August 28, 2010.

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

	Through October 31,		Calendar Year
US Retail:	2010	2009	2009	2008	2007
Class A gas	23.8%	23.1%	22.9%	23.2%	21.9%
Class A diesel	14.7%	11.2%	11.4%	8.1%	8.9%
Total Class A	19.3%	16.7%	16.6%	15.3%	15.2%
Class C	17.7%	22.8%	22.7%	22.8%	24.0%
Total Class A and C	18.6%	19.3%	19.1%	18.3%	18.5%

Class B	17.5%	17.1%	18.1%	3.5%	—%

	Through October 31,		Calendar Year
Canadian Retail:	2010	2009	2009	2008	2007
Class A gas	16.7%	12.6%	13.8%	18.4%	16.6%
Class A diesel	11.6%	6.7%	7.0%	5.3%	6.3%
Total Class A	14.4%	9.4%	10.0%	12.4%	11.9%
Class C	14.4%	9.3%	9.5%	19.5%	18.3%
Total Class A and C	14.4%	9.4%	9.8%	15.7%	14.4%

We have led the industry with the highest market share in the U.S. of Class A and Class C motor homes combined for the past nine calendar years ending in 2009 and in Calendar 2010 through October per the most recent Statistical Surveys reporting. We have seen notable improvement in our Class A market share in 2010, primarily due to Class A diesel retail acceptance, and we lead the industry in that sector. However, we have experienced a drop in Class C market share in Calendar 2010. In addition to increased competitive pricing pressures in the Class C product, particularly at the entry level, we believe this decline resulted primarily from large volume RV rental operators increasing their fleet purchases in early Calendar 2010. While we participated in some of this volume, we chose not to pursue a large percentage of fleet rental business due to considerably lower margins.
We began producing Class B motor homes in February 2008 and we held the number three U.S. position in retail unit market share for Class B motor homes in Calendar 2009 and through October in Calendar 2010.
We hold the number three retail market share position in Canada of Class A and Class C motor home units combined in 2010 through October, which is approximately 15 percent of the size of the U.S. market. Our market share in Canada was significantly impacted in Calendar 2009 due to distressed merchandise sold into the dealer channel, primarily by competitors going through Chapter 11 bankruptcy. We have seen notable improvement in Calendar 2010 in all categories due to the fact that the majority of that distressed product was retailed in Calendar 2009. Our increased level of Canadian rental orders has also positively impacted our Class C share thus far in Calendar 2010.
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
Industry shipments have improved dramatically in Calendar 2010 as compared to the prior year and only slightly outpaced retail demand as dealers restocked in the early part of the year. We attribute the recovery to the improvement in wholesale and retail credit availability and also a result of dealer inventory levels reaching equilibrium with retail demand. The current industry outlook for Calendar 2010 per RVIA is for wholesale shipments to be higher than retail activity was in Calendar 2009 by 14 percent, as evidenced in the table below. RVIA has also forecasted that shipments in Calendar 2011 will increase by an additional 5 percent to 26,300 units.

Key statistics for the motor home industry are as follows:

	US and Canada Industry Class A, B & C Motor Homes
	Wholesale Shipments(1)					Retail Registrations(2)
	Calendar Year					Calendar Year
(In units)	2009		2008	(Decrease) Increase	Change	2009		2008	Decrease	Change
First quarter	2,400		11,000	(8,600)	(78.2)%	4,800		9,700	(4,900)	(50.5)%
Second quarter	3,200		9,300	(6,100)	(65.6)%	7,100		11,900	(4,800)	(40.3)%
Third quarter	3,300		5,000	(1,700)	(34.0)%	5,800		7,600	(1,800)	(23.7)%
Fourth quarter	4,300		3,000	1,300	43.3%	4,200		4,600	(400)	(8.7)%
Total	13,200		28,300	(15,100)	(53.4)%	21,900		33,800	(11,900)	(35.2)%

(In units)	2010		2009	Increase	Change	2010		2009	Increase (Decrease)	Change
First quarter	5,700		2,400	3,300	137.5%	4,900		4,800	100	2.1%
Second quarter	7,800		3,200	4,600	143.8%	7,800		7,100	700	9.9%
Third quarter	6,200		3,300	2,900	87.9%	5,700		5,800	(100)	(1.7)%
October	2,000		1,500	500	33.3%	1,800		1,800	—	—%
November - December	3,300	(3)	2,800	500	17.9%		(4)	2,400
Total	25,000	(3)	13,200	11,800	89.4%	20,200	(4)	21,900

(1)	Class A, B and C wholesale shipments as reported by RVIA, rounded to the nearest hundred.

(2)	Class A, B and C U.S. retail registrations as reported by Statistical Surveys for the US and Canada combined, rounded to the nearest hundred.

(3)	Based upon forecasted 2010 Class A, B and C wholesale shipments as reported by RVIA in the Roadsigns Winter 2010 issue.

(4)	Statistical Surveys has not issued a projection for fourth quarter 2010 retail demand.

Company Outlook
We have seen significant improvement in our business in Fiscal 2010 and thus far in Fiscal 2011, both in net revenues and in our operating performance. Our increased volume has allowed for greater absorption of our fixed costs and improved labor efficiencies, which favorably impacted our profit margins. Our dealer's inventory levels have remained at approximately the same levels since the end of our second quarter of Fiscal 2010. With dealer inventories at reasonable levels for the past few quarters, we were able to reduce the level of discounting and retail programs offered, which also positively impacted our margins. We believe retail sales will be the key driver to sustain our recovery and for continued growth going forward.
Certain key metrics for our Class A, B and C motor homes are provided in the table below:

			As of Quarter End
(In units and presented in fiscal quarters, except as noted below)	Wholesale Deliveries	Retail Registrations	Dealer Inventory	Order Backlog
2nd Quarter 2009	315	666	2,918	335
3rd Quarter 2009	620	1,214	2,324	382
4th Quarter 2009	605	1,235	1,694	940
1st Quarter 2010	794	921	1,567	1,521
Rolling 12 months (Dec 2008 through Nov 2009)	2,334	4,036

2nd Quarter 2010	1,109	654	2,022	1,159
3rd Quarter 2010	1,366	1,388	2,000	935
4th Quarter 2010	1,164	1,120	2,044	818
1st Quarter 2011	1,115	1,093	2,066	698
Rolling 12 months (Dec 2009 through Nov 2010)	4,754	4,255

Key comparison increases (decreases):	Wholesale Deliveries	Retail Registrations	Dealer Inventory	Order Backlog
Rolling 12 month comparison (period ended Nov 2010 to period ended Nov 2009)	2,420	219	NA	NA
	103.7%	5.4%	NA	NA
1st quarter Fiscal 2011 as compared to 1st quarter Fiscal 2010	321	172	499	(823)
	40.4%	18.7%	31.8%	(54.1)%
1st quarter Fiscal 2011 as compared to 4th quarter Fiscal 2010	(49)	(27)	22	(120)
	(4.2)%	(2.4)%	1.1%	(14.7)%

Our motor home order backlog is as follows:

	As Of
	November 27, 2010		November 28, 2009
	Units	% (1)	Units	% (1)	(Decrease)
Class A gas	254	36.4%	531	34.9%	(277)	(52.2)%
Class A diesel	201	28.8%	381	25.0%	(180)	(47.2)%
Total Class A	455	65.2%	912	60.0%	(457)	(50.1)%
Class B (2)	—	—%	17	1.1%	(17)	(100.0)%
Class C	243	34.8%	592	38.9%	(349)	(59.0)%
Total backlog	698	100.0%	1,521	100.0%	(823)	(54.1)%

Total approximate revenue dollars (in thousands) (3)	$75,454		$149,501		$(74,047)	(49.5)%

(1)	Percentages may not add due to rounding differences.

(2)
Class B backlog is currently not applicable given the fact that the ERA was temporarily discontinued during the 2011 model year. Current plans call for the ERA to be reintroduced in the 2012 model year.

(3)
We include in our backlog all accepted purchase orders from dealers to be shipped within the next six months. Orders in backlog can be canceled or postponed at the option of the purchaser at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Results of Operations

Current Quarter Compared to the Comparable Quarter Last Year

The following is an analysis of changes in key items included in the statements of operations:

	Quarter Ended
(In thousands, except percent and per share data)	November 27, 2010	% of Revenues*	November 28, 2009	% of Revenues*	Increase (Decrease)	% Change
Net revenues	$123,711	100.0%	$81,017	100.0%	$42,694	52.7%
Cost of goods sold	112,512	90.9%	80,493	99.4%	32,019	39.8%
Gross profit	11,199	9.1%	524	0.6%	10,675	NMF
Selling	3,267	2.6%	3,229	4.0%	38	1.2%
General and administrative	3,651	3.0%	3,272	4.0%	379	11.6%
Gain on sale of asset held for sale	(644)	(0.5)%	—	—	(644)	NMF
Total operating expenses	6,274	5.1%	6,501	8.0%	(227)	(3.5)%
Operating income (loss)	4,925	4.0%	(5,977)	(7.4)%	10,902	182.4%
Other non-operating inc (exp)	152	0.1%	(233)	(0.3)%	385	(165.2)%
Income (loss) before income taxes	5,077	4.1%	(6,210)	(7.7)%	11,287	181.8%
Provision (benefit) for taxes	1,291	1.0%	(4,866)	(6.0)%	6,157	126.5%
Net income (loss)	$3,786	3.1%	$(1,344)	(1.7)%	$5,130	381.7%

Diluted income (loss) per share	$0.13		$(0.05)		$0.18	360.0%
Fully diluted average shares outstanding	29,115		29,086		29	0.1%
* Percentages may not add due to rounding differences.

Unit deliveries and average sales price (ASP), net of discounts, consisted of the following:

	Quarter Ended
(In units)	November 27, 2010	Product Mix*	November 28, 2009	Product Mix*	Increase (Decrease)	% Change
Class A gas	389	34.9%	235	29.6%	154	65.5%
Class A diesel	270	24.2%	180	22.7%	90	50.0%
Total Class A	659	59.1%	415	52.3%	244	58.8%
Class B	1	0.1%	62	7.8%	(61)	(98.4)%
Class C	455	40.8%	317	39.9%	138	43.5%
Total deliveries	1,115	100.0%	794	100.0%	321	40.4%

ASP (in thousands)	$104		$95		$9	9.1%
* Percentages may not add due to rounding differences.

Net revenues for the first quarter of Fiscal 2011 increased $42.7 million, or 52.7 percent, compared to the first quarter of Fiscal 2010, due to the following:

•	Volume increase: The primary reason for the net revenue increase was due to an increase in unit deliveries of 40.4 percent.

•
Pricing and mix: Our motor home ASP increased 9.1 percent. This increase was primarily due to a shift to higher-priced product as our sales mix was more heavily weighted to Class A product and a decrease of product discounts offered at the wholesale level.

•
Promotional incentives: Our retail and other incentives, which are deductions from gross revenues, decreased 2.6 percent (as a percent of net revenues). In the prior year, we had more retail incentive programs in place to help stimulate dealer retail demand to move aged units. Better retail market conditions and significantly improved dealer inventory aging are the key reasons these types of promotional incentives are lower this year.

•	Other revenue: Revenues for motor home parts and services and other manufacturing products increased 6.2 percent.

Cost of products sold was $112.5 million, or 90.9 percent of net revenues for the first quarter of Fiscal 2011 compared to $80.5 million, or 99.4 percent of net revenues for the comparable period a year ago due to the following:

•
The change in our variable costs (material, labor, variable overhead, delivery, and warranty) increased $31.5 million, which was primarily caused by increased sales volume. Total variable costs, as a percent of net revenues, decreased to 83.0 percent from 87.9 percent last year. This difference was primarily due to decreased discounting and promotional incentives.

•
Fixed overhead (manufacturing support labor, depreciation and facility costs) and research and development-related costs decreased to 7.9 percent of net revenues compared to 11.4 percent last year. This difference was primarily due to higher absorption of fixed costs as a result of higher production volume.

•	All factors considered, gross profit increased from 0.6 percent to 9.1 percent of net revenues.

General and administrative expenses increased $379,000, or 11.6 percent, during the first quarter of Fiscal 2011 and, as a percentage of net revenues were 3.0 percent and 4.0 percent for the first quarters of Fiscal 2011 and Fiscal 2010, respectively. The expense increase was due primarily to employee-related expenses.

We realized a gain of $644,000 on the sale of CCMF, one of our assets held for sale. See Note 6.

Non-operating income increased $385,000, or 165.2 percent, during the first quarter of Fiscal 2011. This difference is primarily due to a decrease in our line of credit costs of $387,000 as a termination fee of $375,000 was paid last year to Wells Fargo to terminate the credit and security agreement with them.

The overall effective income tax rate for the first quarter of Fiscal 2011 was 25.4 percent compared to a benefit of (78.3) percent for the first quarter of Fiscal 2010. Most notably, our effective tax rate the first quarter of Fiscal 2011 was positively impacted by the sale of CCMF by approximately 4 percent, as this transaction resulted in a tax loss even though we incurred a gain for book purposes. Our tax benefit of (78.3) percent in the first quarter of Fiscal 2010 related entirely to the carryback of Fiscal 2009 losses due to a tax law change. During the first quarter of Fiscal 2010, the President of the United States signed into law the Worker, Homeownership, and Business Assistance Act of 2009, which expanded the carryback period from two to five years, which allowed us to carryback all Fiscal 2009 NOL. As a result, we recorded a tax benefit of $4.8 million and reduced the associated valuation allowance due to this beneficial tax law change.

Net income was $3.8 million, or $0.13 per diluted share, for the first quarter of Fiscal 2011 compared to a net loss of $1.3 million, or $0.05 per diluted share, for the first quarter of Fiscal 2010. See Note 12.

Analysis of Financial Condition, Liquidity and Resources

Cash and cash equivalents totaled $81.2 million and $74.7 million as of November 27, 2010 and August 28, 2010, respectively.

Significant liquidity events in the first quarter of Fiscal 2011 include:

•	Net income of $3.8 million.

•	Net proceeds of $3.7 million due to the sale of CCMF.

•
ARS redemptions at par of $1.2 million. Subsequent to the end of the quarter, we have had $5.3 million of additional ARS redemptions at par. We have $11.4 million ARS at par value classified as long-term investments as of November 27, 2010. See further discussion in Note 4.

We also have in place a $20.0 million revolving credit facility, as described in further detail in Note 7, which allows us to borrow up to $12.5 million without financial covenant restrictions if there is adequate asset coverage. We had sufficient asset coverage in accounts receivable and inventory as of November 27, 2010 to access the entire $12.5 million. The facility also includes a framework to expand the size of the facility up to $50.0 million, based on mutually agreeable covenants to be determined at the time of expansion. This potential additional borrowing capacity may be beneficial to us if inventory levels need to substantially increase rapidly as a result of product demand.

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

Working capital at November 27, 2010 and August 28, 2010 was $104.5 million and $91.3 million, respectively, an increase of $13.2 million. We currently expect cash on hand, funds generated from operations (if any) and the availability under the credit facility to be sufficient to cover both short-term and long-term operation requirements. We anticipate capital expenditures during the balance of Fiscal 2011 of approximately $2.3 million, primarily for manufacturing equipment and facilities which will be funded with cash on hand.

Operating Activities
Cash provided by operating activities was $2.2 million for the quarter ended November 27, 2010 compared to cash used in operating activities of $5.9 million for the quarter ended November 28, 2009. The combination of net income of $3.8 million in the current fiscal year and an improvement in non-cash charges (e.g., depreciation, stock-based compensation) provided $5.0 million of operating cash compared to a usage of $490,000 in the prior year period. In Fiscal 2011, changes in assets and liabilities (primarily accounts payable and accrued expenses) was a usage of $2.8 million of operating cash. Cash use in the first quarter of Fiscal 2010 was for increased inventories due to a ramp up of production and to support the quarter's net loss.

Investing Activities
Cash provided by investing activities was due primarily to ARS redemptions of $1.2 million in the quarter ended November 27, 2010, partially offset by capital spending of $667,000. During the quarter ended November 28, 2009, cash used by investing activities of $929,000 was in part due to manufacturing equipment purchases.

Financing Activities
Cash used in financing activities was $25,000 for the quarter ended November 27, 2010. The primary use of cash in financing activities for the quarter ended November 28, 2009 was $341,000 associated with the set up of the Burdale credit facility.

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

We have market risk exposure to our ARS, which is described in further detail in Note 4.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 19, 2007, the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $60 million. There is no time restriction on this authorization. During the first quarter of Fiscal 2011, 8,303 shares were repurchased under this authorization for an aggregate consideration of approximately $89,000. These shares were repurchased from employees who vested in Winnebago shares during the quarter and elected to pay their payroll tax via shares as opposed to cash.

This table provides information with respect to purchases by us of shares of our common stock during each fiscal month of the first quarter of Fiscal 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
08/29/10 - 10/02/10	—	—	—	$59,334,000
10/03/10 - 10/30/10	8,303	$ 10.77	8,303	$59,244,000
10/31/10 - 11/27/10	—	—	—	$59,244,000
Total	8,303	$ 10.77	8,303	$59,244,000

Item 6. Exhibits

31.1    Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated December 23, 2010.
31.2    Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated December 23, 2010.
32.1    Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated December 23, 2010.
32.2    Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated December 23, 2010.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.
(Registrant)

Date	December 23, 2010	/s/ Robert J. Olson
Robert J. Olson
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date	December 23, 2010	/s/ Sarah N. Nielsen
Sarah N. Nielsen
Chief Financial Officer (Principal Financial Officer)