Form 10-Q
period 2011-02-26
WINNEBAGO INDUSTRIES INC
filed 2011-04-01
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 26, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, par value $0.50 per share, outstanding March 31, 2011 was 29,122,226.

WINNEBAGO INDUSTRIES, INC.

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Winnebago Industries, Inc.
Unaudited Consolidated Statements of Operations

	Quarter Ended		Six Months Ended
(In thousands, except per share data)	February 26, 2011	February 27, 2010	February 26, 2011	February 27, 2010
Net revenues	$106,593	$110,529	$230,304	$191,546
Cost of goods sold	95,269	105,745	207,781	186,238
Gross profit	11,324	4,784	22,523	5,308

Operating expenses:
Selling	3,254	3,102	6,521	6,331
General and administrative	4,020	3,540	7,671	6,812
Gain on sale of asset held for sale	—	—	(644)	—
Total operating expenses	7,274	6,642	13,548	13,143

Operating income (loss)	4,050	(1,858)	8,975	(7,835)
Other non-operating income	322	364	474	131
Income (loss) before income taxes	4,372	(1,494)	9,449	(7,704)

Provison (benefit) for taxes	1,057	(2,200)	2,348	(7,066)
Net income (loss)	$3,315	$706	$7,101	$(638)

Income (loss) per common share:
Basic	$0.11	$0.02	$0.24	$(0.02)
Diluted	$0.11	$0.02	$0.24	$(0.02)

Weighted average common shares outstanding:
Basic	29,118	29,080	29,115	29,077
Diluted	29,120	29,091	29,118	29,088

See unaudited notes to consolidated financial statements.

Winnebago Industries, Inc.
Unaudited Consolidated Balance Sheets

(In thousands, except per share data)	February 26, 2011	August 28, 2010
Assets
Current assets:
Cash and cash equivalents	$62,787	$74,691
Receivables, less allowance for doubtful accounts ($75 and $91, respectively)	20,870	18,798
Inventories	71,655	43,526
Prepaid expenses and other assets	4,828	4,570
Income taxes receivable	132	132
Total current assets	160,272	141,717
Property, plant, and equipment, net	24,427	25,677
Assets held for sale	1,201	4,254
Long-term investments	10,891	17,785
Investment in life insurance	23,254	23,250
Goodwill	1,228	—
Amortizable intangible assets	759	—
Other assets	16,878	14,674
Total assets	$238,910	$227,357

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$20,932	$19,725
Income taxes payable	947	99
Accrued expenses:
Accrued compensation	12,709	10,529
Product warranties	8,068	7,634
Self-insurance	4,221	4,409
Accrued loss on repurchases	981	1,362
Promotional	1,599	1,817
Other	4,647	4,797
Total current liabilities	54,104	50,372
Long-term liabilities:
Unrecognized tax benefits	5,637	5,877
Postretirement health care and deferred compensation benefits	75,840	73,581
Total long-term liabilities	81,477	79,458
Contingent liabilities and commitments
Stockholders' equity:
Capital stock common, par value $0.50; authorized 60,000 shares, issued 51,776 shares	25,888	25,888
Additional paid-in capital	29,240	29,464
Retained earnings	427,776	420,675
Accumulated other comprehensive (loss) income	(1)	1,242
Treasury stock, at cost (22,654 and 22,661 shares, respectively)	(379,574)	(379,742)
Total stockholders' equity	103,329	97,527
Total liabilities and stockholders' equity	$238,910	$227,357

See unaudited notes to consolidated financial statements.

Winnebago Industries, Inc.
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended
(In thousands)	February 26, 2011	February 27, 2010
Operating activities:
Net income (loss)	$7,101	$(638)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,845	3,296
Stock-based compensation	124	291
Deferred income taxes including valuation allowance	583	—
Postretirement benefit income and deferred compensation expense	690	624
Reduction for doubtful accounts	(10)	(60)
Increase in cash surrender value of life insurance policies	(300)	(535)
(Gain) loss on the sale or disposal of property	(708)	1
Gain on life insurance	(372)	—
Other	58	44
Change in assets and liabilities:
Inventories	(24,207)	(12,974)
Receivables and prepaid assets	(1,368)	(8,347)
Income taxes and unrecognized tax benefits	610	15,983
Accounts payable and accrued expenses	326	8,975
Postretirement and deferred compensation benefits	(1,854)	(1,758)
Net cash (used in) provided by operating activities	(16,482)	4,902

Investing activities:
Proceeds from the sale of investments at par	6,450	4,700
Proceeds from life insurance	659	—
Purchases of property and equipment	(1,279)	(943)
Proceeds from the sale of property	3,793	46
Cash paid for acquisition, net of cash acquired	(4,694)	—
Other	(461)	(442)
Net cash provided by investing activities	4,468	3,361

Financing activities:
Payments for purchases of common stock	(89)	(249)
Payments on ARS portfolio	—	(2,780)
Proceeds from issuance of stock options	75	94
Other	124	(285)
Net cash provided by (used in) financing activities	110	(3,220)

Net (decrease) increase in cash and cash equivalents	(11,904)	5,043
Cash and cash equivalents at beginning of period	74,691	36,566
Cash and cash equivalents at end of period	$62,787	$41,609

Supplemental cash flow disclosure:
Income taxes paid	$1,153	$21

See unaudited notes to consolidated financial statements.

Winnebago Industries, Inc.
Unaudited Notes to Consolidated Financial Statements

General:

The "Company," "we," "our" and "us" are used interchangeably to refer to Winnebago Industries, Inc. and its subsidiaries, as appropriate to the context.

Note 1: Basis of Presentation

In our opinion, the accompanying condensed unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of February 26, 2011 and the consolidated results of operations for the second quarters and first six months of Fiscal 2011 and 2010, and consolidated cash flows for the first six months of Fiscal 2011 and 2010. The consolidated statement of operations for the first six months of Fiscal 2011 is not necessarily indicative of the results to be expected for the full year. The balance sheet data as of August 28, 2010 was derived from audited financial statements, but does not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in our Annual Report to Shareholders for the year ended August 28, 2010.

Note 2: New Accounting Pronouncements

None

Note 3: Acquisition

On December 29, 2010, through a newly formed, wholly owned subsidiary, Winnebago of Indiana, LLC, we purchased substantially all of the assets of SunnyBrook RV, Inc. ("SunnyBrook"), a manufacturer of travel trailer and fifth wheel recreation vehicles. The aggregate consideration paid was $5.6 million in cash including the repayment of $3.3 million of SunnyBrook commercial and shareholder debt on the transaction date. SunnyBrook operates as a wholly owned subsidiary referred to as Winnebago Industries Towables ("WT") and will continue to manufacture products under the SunnyBrook brands. In addition, WT plans to diversify the product line to include Winnebago brand trailer and fifth wheel products. The assets acquired include inventory, equipment and other tangible and intangible property and will be used in connection with the operation of WT business of manufacturing towable recreation vehicles. Also on December 29, 2010, we entered into a five year operating lease agreement for the SunnyBrook facilities. The operations of WT are included in our consolidated operating results from the date of its acquisition.

The following table summarizes the approximate fair value of the net assets acquired at the date of the closing:

(In thousands)	December 29, 2010
Current assets	$5,773
Property, plant and equipment	337
Goodwill	1,228
Dealer network	535
Trademarks	196
Non-compete agreement	40
Current liabilities	(2,513)
Total fair value of net assets acquired	5,596
Less cash acquired	(902)
Total cash paid for acquisition less cash acquired	$4,694
At December 29, 2010, the amortizable intangible assets had a weighted average useful life of 9.8 years. The dealer network was valued based on the Discounted Cash Flow Method and will be amortized on a straight line basis over 10 years. The trademarks were valued based on the Relief from Royalty Method and will be amortized on a straight line basis over 10 years. The non-compete agreement will be amortized on a straight line basis over 7 years. Goodwill is not subject to amortization. Pro forma financial information has not been presented due to its insignificance when compared to our total assets.

Note 4: Fair Value Measurements

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

The following table set forth, by level within the fair value hierarchy, our financial assets that were accounted for at fair value on a recurring basis at February 26, 2011 and August 28, 2010 according to the valuation techniques we used to determine their fair values:

		Fair Value Measurements Using Inputs Considered As
(In thousands)	Fair Value at February 26, 2011	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs
Long-term investments
Student loan ARS	$10,891	$—	$—	$10,891
Assets that fund deferred compensation
Domestic equity funds	10,431	10,431	—	—
International equity funds	1,754	1,754	—	—
Fixed income	613	613	—	—
Total assets at fair value	$23,689	$12,798	$—	$10,891

		Fair Value Measurements Using Inputs Considered As
(In thousands)	Fair Value at August 28, 2010	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs
Long-term investments
Student loan ARS	$17,785	$—	$—	$17,785
Assets that fund deferred compensation
Domestic equity funds	8,735	8,735	—	—
International equity funds	1,569	1,569	—	—
Fixed income	650	650	—	—
Total assets at fair value	$28,739	$10,954	$—	$17,785

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis, in the table above, that used significant unobservable inputs (Level 3):

	Quarter Ended		Six Months Ended
(In thousands)	February 26, 2011	February 27, 2010	February 26, 2011	February 27, 2010
Balance at beginning of period	$11,146	$33,306	$17,785	$33,294
Transfer to Level 2	—	—	(5,250)	(200)
Net change included in other comprehensive income	(255)	(58)	(444)	154
Sales	—	(4,500)	(1,200)	(4,500)
Balance at end of period	$10,891	$28,748	$10,891	$28,748

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Long-Term Investments
Our long-term investments are comprised of auction rate securities (ARS). Our ARS related investments (as described in Note 5) are classified as Level 3 as quoted prices were unavailable due to events described in Note 5. Due to limited market information, we utilized a discounted cash flow (DCF) model to derive an estimate of fair value at February 26, 2011. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place and the rate of return required by investors to own such securities given the current liquidity risk associated with ARS.

Assets that Fund Deferred Compensation
Our assets that fund deferred compensation are primarily marketable equity securities and are measured at fair value using quoted market prices and primarily consist of equity-based mutual funds. They are classified as Level 1 as they are traded in an active market for which closing stock prices are readily available. These securities fund the Executive Share Option Plan, a deferred compensation program, and are presented as other assets in the accompanying balance sheets.

Note 5: Investments

We own investments in marketable securities that have been designated as "available for sale" in accordance with ASC 320, Investments-Debt and Equity Securities. Available for sale securities are carried at fair value with the unrealized gains and losses reported in "Accumulated Other Comprehensive Income", a component of stockholders' equity.

At February 26, 2011, we held $11.4 million (par value) of long-term investments comprised of tax-exempt ARS, which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through Dutch auctions that are typically held every 7, 28 or 35 days. Prior to February 2008, these securities traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually. The ARS we hold are AAA/Aaa rated with most collateralized by student loans guaranteed by the U.S. Government under the Federal Family Education Loan Program.

Since February 2008, most ARS auctions have failed and there is no assurance that future auctions will succeed and, as a result, our ability to liquidate our investment and fully recover the par value in the near term may be limited or nonexistent. We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of payment default. We have continued to receive interest payments on the ARS in accordance with their terms. We believe we will ultimately be able to liquidate our ARS related investments without significant loss primarily due to the collateral securing our ARS. However, redemption could take until final maturity of the ARS (up to 30 years) to realize the par value of our investments. Due to the changes and uncertainty in the ARS market, we believe the recovery period for these investments is likely to be longer than 12 months and as a result, we have classified these investments as long-term as of February 26, 2011.

At February 26, 2011, there was insufficient observable ARS market information available to determine the fair value of our long-term ARS investments. Therefore, we estimated fair value by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, final stated maturities, estimates on the probability of the issue being called prior to final maturity, impact due to extended periods of maximum auction rates and broker quotes from independent evaluators. Based on this analysis, we recorded a temporary impairment of $509,000 related to our long-term ARS investments of $11.4 million (par value).

Note 6: Inventories

Inventories consist of the following:

(In thousands)	February 26, 2011	August 28, 2010
Finished goods	$39,722	$21,200
Work-in-process	28,290	24,897
Raw materials	33,989	26,992
Total	102,001	73,089
LIFO reserve	(30,346)	(29,563)
Total inventories	$71,655	$43,526

Of the $102.0 million inventory at February 26, 2011, $96.9 million is valued on a last-in, first-out (LIFO) basis and WT inventory of $5.1 million is valued on a first-in, first-out (FIFO) basis.

Note 7: Property, Plant and Equipment and Assets Held for Sale

Property, plant and equipment is stated at cost, net of accumulated depreciation and consists of the following:

(In thousands)	February 26, 2011	August 28, 2010
Land	$772	$772
Buildings	49,325	49,309
Machinery and equipment	90,176	89,304
Transportation equipment	8,920	9,109
	149,193	148,494
Less accumulated depreciation	(124,766)	(122,817)
Total property, plant and equipment, net	$24,427	$25,677

During the first quarter of Fiscal 2011, an idled assembly facility in Charles City, Iowa (CCMF) classified as held for sale, was sold to CGS TIRES US, INC. (CGS). The sale was finalized on November 1, 2010 and generated $4.0 million in gross proceeds, selling costs of $256,000 and a gain of $644,000.

Assets held for sale as of February 26, 2011 of $1.2 million consisted of an idled fiberglass manufacturing facility in Hampton, Iowa.

Note 8: Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following:

	February 26, 2011		August 28, 2010
(In thousands)	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Goodwill	$1,228	$—	$—	$—
Dealer network	534	7	—	—
Trademarks	196	3	—	—
Non-compete agreement	40	1	—	—
Total	$1,998	$11	$—	$—

Goodwill and other intangible assets are the result of the acquisition of SunnyBrook RV, Inc. during the second quarter of Fiscal 2011, as more fully described in Note 3. Goodwill is not subject to amortization. Amortizable intangible assets are amortized on a straight-line basis. The weighted average remaining amortization period at February 26, 2011 is 9.7 years.

Goodwill is reviewed for impairment annually or whenever events or circumstances indicate a potential impairment. Intangible assets are also subject to impairment tests whenever events or circumstances indicate that the asset's carrying value may exceed its estimated fair value, at which time an impairment would be recorded.

Estimated amortization expense of intangible assets for the next five years is as follows:

(In thousands)		Amount
Year Ended:	2011	$51
	2012	79
	2013	79
	2014	79
	2015	79

Note 9: Credit Facility

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

Interest on loans made under the Loan Agreement will be based on the greater of LIBOR or a base rate of 2.0 percent plus a margin of 4.0 percent or the greater of prime rate or 4.25 percent plus a margin of 3.0 percent. The unused line fee associated with this Loan Agreement is 1.25 percent per annum. Additionally, under certain circumstances, we will be required to pay an early termination fee of 2 percent of the maximum credit available under the Loan Agreement if we terminate the Loan Agreement prior to October 13, 2011, and 1 percent thereafter until the expiration date of October 13, 2012.

Note 10: Warranty

We provide a comprehensive 12-month/15,000-mile warranty on Class A, Class B and Class C motor homes and a 12-month warranty on our towables at the time of retail sale of our products. We also provide a 3-year/36,000-mile structural warranty on Class A and Class C sidewalls and floors. We have also incurred costs for certain warranty-type expenses which occurred after the normal warranty period. We have voluntarily agreed to pay such costs to help protect the reputation of our products and the goodwill of our customers. We record our warranty liabilities based on our estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. We also incur costs as a result of additional service actions not covered by our warranties, including product recalls and customer satisfaction actions.

Changes in our product warranty liability are as follows:

	Quarter Ended		Six Months Ended
(In thousands)	February 26, 2011	February 27, 2010	February 26, 2011	February 27, 2010
Balance at beginning of period	$7,607	$6,180	$7,634	$6,408
Provision	1,347	1,352	2,817	2,481
Claims paid	(886)	(965)	(2,383)	(2,322)
Balance at end of period	$8,068	$6,567	$8,068	$6,567

Note 11: Employee and Retiree Benefits

Postretirement health care and deferred compensation benefits are as follows:

(In thousands)	February 26, 2011	August 28, 2010
Postretirement health care benefit cost	$40,979	$40,327
Non-qualified deferred compensation	25,004	25,372
Executive share option plan liability	10,599	8,698
SERP benefit liability	3,209	3,107
Executive deferred compensation	88	74
Total postretirement health care and deferred compensation benefits	79,879	77,578
Less current portion	(4,039)	(3,997)
Long-term postretirement health care and deferred compensation benefits	$75,840	$73,581

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

	Quarter Ended		Six Months Ended
(In thousands)	February 26, 2011	February 27, 2010	February 26, 2011	February 27, 2010
Interest cost	$477	$494	$953	$988
Service cost	152	139	304	278
Net amortization and deferral	(776)	(831)	(1,552)	(1,662)
Net periodic postretirement benefit income	$(147)	$(198)	$(295)	$(396)

Payments for postretirement health care	$299	$278	$605	$461

For accounting purposes, we recognized income from the plan for the second quarter and the six months of both Fiscal 2011 and Fiscal 2010 due to the amortization of the cost savings from an amendment effective September 2004, which amended our postretirement health care benefit by establishing a maximum employer contribution amount.

Note 12: Contingent Liabilities and Commitments

Repurchase Commitments
Generally, companies in the RV industry enter into repurchase agreements with lending institutions which have provided wholesale floorplan financing to dealers. Most dealers' RV's are financed on a "floorplan" basis under which a bank or finance company lends the dealer all, or substantially all, of the purchase price, collateralized by a security interest in the recreational vehicle purchased.

Our repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which can last up to 18 months, provide that our liability will be the lesser of remaining principal owed by the dealer or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our liability cannot exceed 100 percent of the dealer invoice. Our contingent liability on these repurchase agreements was approximately $164.0 million and $155.5 million at February 26, 2011 and August 28, 2010, respectively.

In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of motor vehicles to repurchase current inventory if a dealership exits the business. Incremental repurchase exposure beyond existing repurchase agreements, related to dealer inventory in states that we have had historical experience of repurchasing inventory, totaled $8.2 million and $4.5 million at February 26, 2011 and August 28, 2010, respectively.

Our risk of loss related to these repurchase commitments is reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on the repurchase exposure as previously described, we established an associated loss reserve. Accrued loss on repurchases were $981,000 as of February 26, 2011 and $1.4 million as of August 28, 2010.

A summary of repurchase activity is as follows:

	Quarter Ended		Six Months Ended
(Dollars in thousands)	February 26, 2011	February 27, 2010	February 26, 2011	February 27, 2010
Inventory repurchased
Units	4	1	5	3
Dollars	$84	$61	$150	$220
Inventory resold
Units	4	2	5	4
Cash collected	$65	$106	$126	$252
Loss recognized	$19	$25	$25	$41

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

Note 13: Income Taxes

We account for income taxes under ASC Topic 740, Income Taxes, (ASC 740). The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns.

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to uncertainty of realizing deferred tax assets. As of February 26, 2011 and August 28, 2010, we have applied a full valuation allowance of $40.6 million and $41.8 million, respectively, against our deferred tax assets. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more-likely-than-not” standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company's current or previous losses are given more weight than its future outlook. Under that standard, our three-year historical cumulative loss was a significant negative factor. We have evaluated the sustainability of our deferred tax assets on our balance sheet which includes the assessment of cumulative income or losses over recent prior periods. Based on ASC 740 guidelines, we determined a full valuation allowance was appropriate as of February 26, 2011. We will continue to assess the likelihood that our deferred tax assets will be realizable at each reporting period and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

We file tax returns in the U.S. federal jurisdiction, as well as various international and state jurisdictions. Our federal tax returns have been audited by the Internal Revenue Service (IRS) through Fiscal 2008. Our Fiscal 2009 federal income tax return is currently under examination by the IRS. Although certain years are no longer subject to examinations by the IRS and various state taxing authorities, net operating loss (NOL) carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities if they either have been or will be used in a future period. A number of years may elapse before an uncertain tax position is audited and finally resolved, and it is often very difficult to predict the outcome of such audits. Periodically, various state and local jurisdictions conduct audits, therefore, a variety of years are subject to state and local jurisdiction review.

As of February 26, 2011, our unrecognized tax benefits were $5.6 million, all of which, if recognized, would positively affect our effective tax rate as all of the deferred tax assets associated with these positions have a full valuation allowance established against them. It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits as tax expense. As of February 26, 2011, we had accrued $2.5 million in interest and penalties. We do not anticipate any significant changes in unrecognized tax benefits within the next twelve months. Actual results may differ materially from this estimate.

Note 14: Income Per Share

The following table reflects the calculation of basic and diluted income per share:

	Quarter Ended		Six Months Ended
(In thousands, except per share data)	February 26, 2011	February 27, 2010	February 26, 2011	February 27, 2010
Income (loss) per share - basic:
Net income (loss)	$3,315	$706	$7,101	$(638)
Weighted average shares outstanding	29,118	29,080	29,115	29,077
Net income (loss) per share - basic	$0.11	$0.02	$0.24	$(0.02)

Income (loss) per share - assuming dilution:
Net income (loss)	$3,315	$706	$7,101	$(638)
Weighted average shares outstanding	29,118	29,080	29,115	29,077
Dilutive impact of options and awards outstanding	2	11	3	11
Weighted average shares and potential dilutive shares outstanding	29,120	29,091	29,118	29,088
Net income (loss) per share - assuming dilution	$0.11	$0.02	$0.24	$(0.02)

At the end of the second quarters of Fiscal 2011 and Fiscal 2010, there were options outstanding to purchase 923,731 shares and 951,615 shares, respectively, of common stock at an average price of $28.07 and $28.18, respectively, which were not included in the computation of diluted income per share because they are considered anti-dilutive under the treasury stock method per ASC 260.

Note 15: Comprehensive Income

Comprehensive income, net of tax, consists of:

	Quarter Ended		Six Months Ended
(In thousands)	February 26, 2011	February 27, 2010	February 26, 2011	February 27, 2010
Net income (loss)	$3,315	$706	$7,101	$(638)
Amortization of prior service credit	(655)	(652)	(1,310)	(1,304)
Amortization of actuarial loss	171	137	343	274
Unrealized (depreciation) appreciation of investments	(159)	(36)	(276)	97
Comprehensive income (loss)	$2,672	$155	$5,858	$(1,571)

Note 16: Subsequent Event

The Human Resources Committee of the Board of Directors of Winnebago Industries, Inc. recommended the award of, and on March 23, 2011, the full Board of Directors approved the award of, grants of 137,000 shares of our restricted common stock under the Winnebago Industries, Inc. 2004 Incentive Compensation Plan, as amended, to our key management group (approximately 60 employees). No restricted stock awards had been granted to key management since October 2007. The Board of Directors also granted 14,000 shares of our restricted common stock to the non-management members of the Board.

The value of the restricted stock is based on the closing price of our common stock on the date of grant, which was $13.49. The fair value of this award to employees is amortized on a straight-line basis over the requisite service period of three years or to an employee's eligible retirement date, if earlier; thus restricted stock awards are expensed immediately upon grant for retirement-eligible employees. Estimated non-cash stock compensation expense based on the restricted stock grants for the third quarter ending May 28, 2011 will be approximately $1.0 million and for the fourth quarter ending August 27, 2011 will be approximately$250,000.

We evaluated all other events or transactions occurring between the balance sheet date and the date of issuance of the financial statements that would require recognition or disclosure in the financial statements. There were no additional material subsequent events.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that this management's discussion be read in conjunction with the financial statements contained in this Form 10-Q as well as the Management's Discussion and Analysis and Risk Factors included in our Annual Report to Shareholders for the year ended August 28, 2010.

Forward-Looking Information

Certain of the matters discussed in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. A number of factors could cause actual results to differ materially from these statements, including, but not limited to, interest rates and availability of credit, low consumer confidence, significant increase in repurchase obligations, inadequate liquidity or capital resources, availability and price of fuel, a further or continued slowdown in the economy, availability of chassis and other key component parts, sales order cancellations, slower than anticipated sales of new or existing products, new product introductions by competitors, the effect of global tensions, integration of operations relating to mergers and acquisitions activities and other factors. Although we believe that the expectations reflected in the “forward-looking statements” are reasonable, we cannot guarantee future results, or levels of activity, performance or achievements. Undue reliance should not be placed on these “forward-looking statements,” which speak only as of the date of this report. We undertake no obligation to publicly update or revise any “forward-looking statements” whether as a result of new information, future events or otherwise, except as required by law or the rules of the New York Stock Exchange.

Executive Overview

Winnebago Industries, Inc. is a leading U.S. manufacturer of motor homes with a proud history of manufacturing recreation vehicles for more than 50 years. Our strategy is to manufacture quality motor homes in a profitable manner. We produce all of our motor homes in highly vertically integrated manufacturing facilities in the state of Iowa. We distribute our products through independent dealers throughout the United States and Canada, who then retail the products to the end consumer. We have led the industry with the highest market share in the U.S. of Class A and Class C motor homes combined for the past ten calendar years ending in 2010 according to the most recent Statistical Surveys, Inc. (Statistical Surveys) reporting. We held the number three retail market share position in Canada for calendar 2010, which is approximately 15 percent of the U.S. market. Our retail unit market share, as reported by Statistical Surveys, is as follows:

	Month Ended
	January 31,		Calendar Year
U.S. Retail:	2011	2010	2010	2009	2008
Class A gas	25.5%	27.5%	23.7%	22.9%	23.2%
Class A diesel	16.0%	11.6%	15.2%	11.4%	8.1%
Total Class A	20.8%	18.2%	19.5%	16.6%	15.3%
Class C	19.5%	16.1%	17.9%	22.7%	22.8%
Total Class A and C	20.3%	17.5%	18.8%	19.1%	18.3%

Class B	—%	17.3%	15.9%	18.1%	3.5%

	Month Ended
	January 31,		Calendar Year
Canadian Retail:	2011	2010	2010	2009	2008
Class A gas	15.8%	14.3%	14.9%	13.8%	18.4%
Class A diesel	15.0%	5.0%	9.9%	7.0%	5.3%
Total Class A	15.4%	8.8%	12.6%	10.0%	12.4%
Class C	8.0%	10.0%	13.8%	9.5%	19.5%
Total Class A and C	12.5%	9.3%	13.2%	9.8%	15.7%

We have seen significant improvement in Fiscal 2011 in our operating performance. Our increased volume has allowed for greater absorption of our fixed costs and improved labor efficiencies, which had a favorable effect on our profit margins. Our average selling price has also increased 10.3 percent due to a stronger mix of higher priced product sold, which has also positively impacted our margins. With dealer inventories at what we believe are reasonable levels for the past few quarters and the aging of our dealer inventory improved as compared to last year, we were able to reduce the level of discounting and retail programs offered, which also had a positive effect on our margins. For the first six months of Fiscal 2011 compared to the same period in Fiscal 2010, our retail registrations are up nearly 20 percent and they were up nearly 22 percent in the second quarter of Fiscal 2011 compared to the same period in Fiscal 2010, which is a very encouraging trend.

Certain key metrics for our Class A, B and C motor homes are provided in the table below:

			As of Quarter End
(In units and presented in fiscal quarters, except as noted below)	Wholesale Deliveries	Retail Registrations	Dealer Inventory	Order Backlog
3rd Quarter 2009	620	1,214	2,324	382
4th Quarter 2009	605	1,235	1,694	940
1st Quarter 2010	794	921	1,567	1,521
2nd Quarter 2010	1,109	654	2,022	1,159
Rolling 12 months (Mar 2009 through Feb 2010)	3,128	4,024

3rd Quarter 2010	1,366	1,388	2,000	935
4th Quarter 2010	1,164	1,120	2,044	818
1st Quarter 2011	1,115	1,093	2,066	698
2nd Quarter 2011	909	796	2,179	957
Rolling 12 months (Mar 2010 through Feb 2011)	4,554	4,397

Key comparison increases (decreases):	Wholesale Deliveries	Retail Registrations	Dealer Inventory	Order Backlog
Rolling 12 month comparison (period ended Feb 2011 to period ended Feb 2010)	1,426	373	NA	NA
	45.6%	9.3%	NA	NA
2nd quarter Fiscal 2011 as compared to 2nd quarter Fiscal 2010	(200)	142	157	(202)
	(18.0)%	21.7%	7.8%	(17.4)%
2nd quarter Fiscal 2011 as compared to 1st quarter Fiscal 2011	(206)	(297)	113	259
	(18.5)%	(27.2)%	5.5%	37.1%

On December 29, 2010, through a newly formed, wholly-owned subsidiary, Winnebago of Indiana, LLC, we purchased substantially all of the assets of SunnyBrook RV, Inc. ("SunnyBrook"), a manufacturer of travel trailer and fifth wheel recreation vehicles located in Middlebury, Indiana. The aggregate consideration paid was $5.6 million in cash including the repayment of $3.3 million of SunnyBrook commercial and shareholder debt on the transaction date. SunnyBrook operates as a wholly-owned subsidiary known as Winnebago Industries Towables ("WT") and will continue to manufacture products under the SunnyBrook brands consisting of Harmony, Brookside, Bristol Bay, Edgewater and Sunset Creek travel trailers and Harmony, Brookside, Bristol Bay, West Pointe, Big Dog and Titan fifth wheel trailers. In addition, WT plans to diversify the product line to include Winnebago brand trailer and fifth wheel products. See Note 3 for additional information on the acquisition.

Industry Outlook

The motorized RV market was significantly impacted by highly unstable market conditions in recent years. The tightening of the wholesale and retail credit markets, low consumer confidence, the effect of the global recession and uncertainty related to fuel prices placed enormous pressure on retail sales and as a result, dealers significantly reduced their inventory levels. Industry motor home wholesale shipments in the 20 years prior to Calendar 2008 averaged 58,000 units per year, similar to retail demand. In Calendar 2008, shipments dropped 49 percent to 28,300, the lowest deliveries on record since 1971 and then shipments dropped an additional 53 percent in Calendar 2009 to an unprecedented level of 13,200. Retail registrations fell during this same time frame, but not to the same magnitude, resulting in a significant reduction of dealer inventory levels.

Industry shipments improved dramatically in Calendar 2010 as compared to the prior year and only slightly outpaced retail demand as dealers restocked in the early part of the year. We attribute the recovery to the improvement in wholesale and retail credit availability and also a result of dealer inventory levels reaching equilibrium with retail demand. RVIA has forecasted that shipments in Calendar 2011 will increase by 6 percent to 26,900 units.

Key statistics (including forecasted information) for the motor home industry are as follows:

	US and Canada Industry Class A, B & C Motor Homes
	Wholesale Shipments(1)					Retail Registrations(2)
	Calendar Year					Calendar Year
(In units)	2010		2009	Increase	Change	2010		2009	Increase	Change
First quarter	5,700		2,400	3,300	137.5%	4,900		4,800	100	2.1%
Second quarter	7,800		3,200	4,600	143.8%	8,300		7,100	1,200	16.9%
Third quarter	6,200		3,300	2,900	87.9%	6,000		5,800	200	3.4%
Fourth quarter	5,600		4,300	1,300	30.2%	4,500		4,200	300	7.1%
Total	25,300		13,200	12,100	91.7%	23,700		21,900	1,800	8.2%

(In units)	2011		2010	Increase	Change	2011		2010	(Decrease)	Change
January	2,000		1,500	500	33.3%	1,200	(4)	1,200	—	—%
February	2,100		2,000	100	5.0%			1,600	(1,600)	(100.0)%
March - December	22,800	(3)	21,800	1,000	4.6%			20,900	(20,900)	(100.0)%
Total	26,900	(3)	25,300	1,600	6.3%			23,700

(1)	Class A, B and C wholesale shipments as reported by RVIA, rounded to the nearest hundred.

(2)	Class A, B and C U.S. retail registrations as reported by Statistical Surveys for the US and Canada combined, rounded to the nearest hundred.

(3)	Based upon forecasted 2011 Class A, B and C wholesale shipments as reported by RVIA in the Spring 2011 issue of Roadsigns.

(4)	Retail registrations for January 2011 as reported by Statistical Surveys do not include data for Maine and Minnesota. Statistical Surveys has not issued a projection for 2011 retail demand.

In the towable market, travel trailer and fifth wheel 2011 shipments are projected by RVIA to be up 9 percent in 2011 to 217,200 as compared to199,200 shipped in 2010.

Company Outlook

Due to cost reductions we made in the past few years during the recession, we have been profitable at much lower shipment volumes. This was evident during Fiscal 2010, as we were operationally profitable in the first two quarters of Fiscal 2010 and then profitable on a pre-tax basis in the last two quarters of Fiscal 2010 and our first two quarters of Fiscal 2011. These significantly improved operating results were primarily obtained during calendar year 2010, when industry shipments totaled only 25,300, less than half of the industry's historical shipment level.

Based on our results for the past four fiscal quarters, even if industry wholesale shipments in calendar 2011 are similar to 2010, we believe that we have demonstrated our ability to sustain current margins, maintain our liquidity, cover operations cost, recover fixed assets, and maintain physical capacity at present levels.

We believe retail sales will be the key driver to sustain our recovery and for continued growth going forward. We also believe that future dealer buying patterns will continue to be primarily based on retail demand, thus dealers are expected to order approximately one new unit as one is retailed. If there is significant growth in retail, then dealers may decide to increase their dealer inventory levels, however; our viewpoint is that dealers post-recession are much more cautious about their level of inventory and are more focused on their retail turn rate than they were as a group pre-recession. We plan to continue to focus on those same metrics, closely reviewing the aging of dealer inventory and retail turns by product series. Consistent with our current practice, we will continue to adjust our weekly production rate up or down based on market demand.

Our unit order backlog is as follows:

	As Of
	February 26, 2011		February 27, 2010		(Decrease) Increase
	Units	% (1)	Units	% (1)
Motor homes:
Class A gas	253	26.4%	372	32.1%	(119)	(32.0)%
Class A diesel	157	16.4%	263	22.7%	(106)	(40.3)%
Total Class A	410	42.8%	635	54.8%	(225)	(35.4)%
Class B	82	8.6%	16	1.4%	66	412.5%
Class C	465	48.6%	508	43.8%	(43)	(8.5)%
Total backlog	957	100.0%	1,159	100.0%	(202)	(17.4)%

Backlog approximate revenue dollars (in thousands) (2)	$92,782		$110,916		$(18,134)	(16.3)%

Towables:
Fifth wheel	87	57.6%	—	—	87	100.0%
Travel trailer	64	42.4%	—	—	64	100.0%
Total backlog	151	100.0%	—	—	151	100.0%

Backlog approximate revenue dollars (in thousands) (2)	$3,551		$—		$3,551	100.0%

(1)	Percentages may not add due to rounding differences.

(2)
We include in our backlog all accepted purchase orders from dealers to be shipped within the next six months. Orders in backlog can be canceled or postponed at the option of the purchaser at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Results of Operations

Current Quarter Compared to the Comparable Quarter Last Year

The following is an analysis of changes in key items included in the consolidated statements of operations:

	Quarter Ended
(In thousands, except percent and per share data)	February 26, 2011	% of Revenues*	February 27, 2010	% of Revenues*	(Decrease) Increase	% Change
Net revenues	$106,593	100.0%	$110,529	100.0%	$(3,936)	(3.6)%
Cost of goods sold	95,269	89.4%	105,745	95.7%	(10,476)	(9.9)%
Gross profit	11,324	10.6%	4,784	4.3%	6,540	136.7%
Selling	3,254	3.1%	3,102	2.8%	152	4.9%
General and administrative	4,020	3.8%	3,540	3.2%	480	13.6%
Total operating expenses	7,274	6.8%	6,642	6.0%	632	9.5%
Operating income (loss)	4,050	3.8%	(1,858)	(1.7)%	5,908	318.0%
Other non-operating income	322	0.3%	364	0.3%	(42)	(11.5)%
Income (loss) before income taxes	4,372	4.1%	(1,494)	(1.4)%	5,866	392.6%
Provision (benefit) for taxes	1,057	1.0%	(2,200)	(2.0)%	3,257	148.0%
Net income	$3,315	3.1%	$706	0.6%	$2,609	369.5%

Diluted income per share	$0.11		$0.02		$0.09	450.0%
Fully diluted average shares outstanding	29,120		29,091
* Percentages may not add due to rounding differences.

Unit deliveries and average sales price (ASP), net of discounts, consisted of the following:

	Quarter Ended
(In units)	February 26, 2011	Product Mix*	February 27, 2010	Product Mix*	(Decrease) Increase	% Change
Motor homes:
Class A gas	331	36.4%	378	34.1%	(47)	(12.4)%
Class A diesel	218	24.0%	254	22.9%	(36)	(14.2)%
Total Class A	549	60.4%	632	57.0%	(83)	(13.1)%
Class B	—	—%	64	5.8%	(64)	(100.0)%
Class C	360	39.6%	413	37.2%	(53)	(12.8)%
Total deliveries	909	100.0%	1,109	100.0%	(200)	(18.0)%

ASP (in thousands)	$107		$96		$11	12.1%

Towables:
Fifth wheel	21	24.7%	—	—%	21	100.0%
Travel trailer	64	75.3%	—	—%	64	100.0%
Total deliveries	85	100.0%	—	—%	85	100.0%

ASP (in thousands)	$21		—		$21	100.0%
* Percentages may not add due to rounding differences.

Net revenues for the second quarter of Fiscal 2011 decreased $3.9 million, or 3.6 percent, compared to the second quarter of Fiscal 2010, due to a decrease in motor home deliveries of 18.0 percent. The decrease was partially mitigated by the following positive items:

•
Pricing and mix: Our motor home ASP increased 12.1 percent. This increase was primarily due to a shift to higher-priced product as our sales mix was more heavily weighted to higher-priced Class A product.

•
Promotional incentives: Our retail and other incentives, which are deductions from gross revenues, decreased 1.0 percent (as a percent of net revenues). In the prior year, we had more retail incentive programs in place to help stimulate retail demand to move aged units at our dealers. Better retail market conditions and improved dealer inventory aging are the key reasons these types of promotional incentives are lower this year.

•
Non-motor home revenues: with the acquisition of WT, we had revenues of $1.8 million in towable products and parts. Also, revenues for motor home parts and services and other manufactured parts increased 20.7 percent.

Cost of products sold was $95.3 million, or 89.4 percent of net revenues for the second quarter of Fiscal 2011 compared to $105.7 million, or 95.7 percent of net revenues for the comparable period a year ago due to the following:

•
Most notably, cost of goods sold was positively affected by an inventory adjustment as a result of the annual physical work-in-process inventory performed in January 2011. The favorable adjustment was a result of lower actual inventory scrap and production material loss than recent historical experience, which had the effect of increasing gross profit and inventories by $3.5 million. During the past few years, when our production volumes and materials consumed were at their lowest point in our history, we incurred a much higher inventory scrap and production material loss as a percentage of materials consumed and, as a result, estimated that this higher loss percentage would continue. This did not turn out to be the case, as our materials consumed in the past year increased over 90 percent, which resulted in our inventory scrap and production material loss to decrease as a percentage, resulting in this favorable adjustment. We have now lowered our estimated scrap and inventory loss rate to be used prospectively. This adjustment favorably impacted our material, labor, variable overhead and fixed overhead costs as percentage of net revenues.

•
Our variable costs (material, labor, variable overhead, delivery, and warranty) decreased to 81.5 percent from 86.4 percent as a percent of net revenues, which was primarily a result of the positive results of the work-in-process inventory adjustment in the second quarter of Fiscal 2011, as described above.

•
Fixed overhead (manufacturing support labor, depreciation and facility costs) and research and development-related costs, decreased to 7.9 percent of net revenue compared to 9.3 percent last year, which was primarily caused by the positive result of the work-in-process inventory adjustment in the second quarter of Fiscal 2011, as described above.

Gross profit increased from 4.3 percent of net revenues in the second quarter of Fiscal 2010 compared to 10.6 percent of net revenues in the second quarter of Fiscal 2011. Excluding the effect of the physical inventory adjustment in the second quarter of Fiscal 2011, gross profit would have been 7.4 percent.

General and administrative expenses increased $480,000, or 13.6 percent, during the second quarter of Fiscal 2011 and, as a percentage of net revenues were 3.8 percent and 3.2 percent for the second quarters of Fiscal 2011 and Fiscal 2010, respectively. The expense increase was due primarily to an increase in legal expense and also operating expenses associated with WT.

The overall effective income tax rate for the second quarter of Fiscal 2011 was 24.2 percent compared to a benefit of 147.3 percent for the second quarter of Fiscal 2010. Most notably, the tax-exempt interest income in relation to projected pre-tax income and the sale of CCMF had positive impacts on our effective tax rate for the second quarter of Fiscal 2011. The sale of CCMF has a positive effect on our annual effective tax rate of approximately 4.8 percent, as this transaction resulted in a tax loss even though we incurred a gain for accounting purposes. Our tax benefit of 147.3 percent in the second quarter of Fiscal 2010 related to settlements of uncertain tax positions with various taxing jurisdictions and other adjustments to uncertain tax positions, as well as other tax planning initiatives occurring during the quarter.

Net income was $3.3 million, or $0.11 per diluted share, for the second quarter of Fiscal 2011, compared to a net income of $706,000, or $0.02 per diluted share, for the second quarter of Fiscal 2010. See Note 14.

Six Months Compared to the Comparable Six Months Last Year

The following is an analysis of changes in key items included in the consolidated statements of operations:

	Six Months Ended
(In thousands, except percent and per share data)	February 26, 2011	% of Revenues*	February 27, 2010	% of Revenues*	Increase (Decrease)	% Change
Net revenues	$230,304	100.0%	$191,546	100.0%	$38,758	20.2%
Cost of goods sold	207,781	90.2%	186,238	97.2%	21,543	11.6%
Gross profit	22,523	9.8%	5,308	2.8%	17,215	324.3%
Selling	6,521	2.8%	6,331	3.3%	190	3.0%
General and administrative	7,671	3.3%	6,812	3.6%	859	12.6%
Gain on sale of asset held for sale	(644)	(0.3)%	—	—	(644)	NMF
Total operating expenses	13,548	5.9%	13,143	6.9%	405	3.1%
Operating income (loss)	8,975	3.9%	(7,835)	(4.1)%	16,810	214.6%
Other non-operating income	474	0.2%	131	0.1%	343	261.8%
Income (loss) before income taxes	9,449	4.1%	(7,704)	(4.0)%	17,153	222.7%
Provision (benefit) for taxes	2,348	1.0%	(7,066)	(3.7)%	9,414	133.2%
Net income (loss)	$7,101	3.1%	$(638)	(0.3)%	$7,739	NMF

Diluted income (loss) per share	$0.24		$(0.02)		$0.26	NMF
Fully diluted average shares outstanding	29,118		29,088
* Percentages may not add due to rounding differences.

Unit deliveries and ASP, net of discounts, consisted of the following:

	Six Months Ended
(In units)	February 26, 2011	Product Mix*	February 27, 2010	Product Mix*	Increase (Decrease)	% Change
Motor homes:
Class A gas	720	35.6%	613	32.2%	107	17.5%
Class A diesel	488	24.1%	434	22.8%	54	12.4%
Total Class A	1,208	59.7%	1,047	55.0%	161	15.4%
Class B	1	0.0%	126	6.6%	(125)	(99.2)%
Class C	815	40.3%	730	38.4%	85	11.6%
Total deliveries	2,024	100.0%	1,903	100.0%	121	6.4%

ASP (in thousands)	$105		$95		$11	10.3%

Towables:
Fifth wheel	21	24.7%	—	—%	21	100.0%
Travel trailer	64	75.3%	—	—%	64	100.0%
Total towable deliveries	85	100.0%	—	—%	85	100.0%

ASP (in thousands)	$21		—		$21
* Percentages may not add due to rounding differences.

Net revenues for the first six months of Fiscal 2011 increased $38.8 million, or 20.2 percent, compared to the first six months of

Fiscal 2010, due to the following:

•
Pricing and mix: Our motor home ASP increased 10.3 percent. This increase was primarily due to a shift to higher-priced product as our sales mix was more heavily weighted to higher-priced Class A product and a decrease of product discounts offered at the wholesale level.

•	Volume increase: motor home deliveries increased by 6.4 percent.

•
Promotional incentives: Our retail and other incentives, which are deductions from gross revenues, decreased 1.7 percent (as a percent of net revenues). In the prior year, we had more retail incentive programs in place to help stimulate retail demand to move aged units at our dealers. Better retail market conditions and improved dealer inventory aging are the key reasons these types of promotional incentives were lower this year.

•
Non-motor home revenues; with the acquisition of WT, we had revenues of $1.8 million in towable products and parts. Also, revenues for motor home parts and services and other manufactured parts increased 12.6 percent.

Cost of products sold was $207.8 million, or 90.2 percent of net revenues for the first six months of Fiscal 2011 compared to $186.2 million, or 97.2 percent of net revenues for the comparable period a year ago due to the following:

•
Cost of goods sold was positively impacted by an inventory adjustment as a result of the annual physical inventory performed in the second quarter of Fiscal 2011. The favorable adjustment was a result of lower actual inventory scrap and production material loss than recent historical experience, which had the effect of increasing gross profit and inventories by $3.5 million. This adjustment favorably impacted our material, labor, variable overhead and fixed overhead costs as a percentage of net revenues.

•
Variable costs (material, labor, variable overhead, delivery, and warranty) as a percent of net revenues decreased to 79.5 percent from 84.1 percent last year due to the mix of higher priced Class A motor homes sold and the positive results of the physical inventory in Fiscal 2011.

•
Fixed overhead (manufacturing support labor, depreciation and facility costs) and research and development-related costs were 7.9 percent of net revenues compared to 10.2 percent last year. This difference was due to higher absorption of fixed costs as a result of higher production volume and reduced employee-related expenses in Fiscal 2011.

Gross profit increased from 2.8 percent of net revenues in the first six months of Fiscal 2010 compared to 9.8 percent of net revenues in the first six months of Fiscal 2011. Excluding the effect of the physical inventory adjustment in Fiscal 2011, gross profit would have been 8.3 percent.

General and administrative expenses increased $859,000, or 12.6 percent, during the six months of Fiscal 2011 and, as a percentage of net revenues were 3.3 percent and 3.6 percent for the six months of Fiscal 2011 and Fiscal 2010, respectively. The expense increase was due primarily to employee-related expenses and increases in legal expenses.

In the first quarter of Fiscal 2011 we realized a gain of $644,000 on the sale of CCMF, one of our assets held for sale. See Note 7.

Non-operating income increased $343,000 during the six months of Fiscal 2011. This difference is primarily the result of incurring a one-time expense of $375,000 in Fiscal 2010 to terminate a credit and security agreement with Wells Fargo. We also received proceeds from COLI policies during the first six months of Fiscal 2011, partially offset by lower investment income.

The overall effective income tax rate for the first six months of Fiscal 2011 was 24.8 percent compared to a benefit of 91.7 percent for the first six months of Fiscal 2010. Most notably, our effective tax rate for the first six months of Fiscal 2011 was positively affected by the tax-exempt interest income in relation to projected pre-tax income as well as the sale of CCMF. The sale of CCMF resulted in a positive impact on our annual effective rate by approximately 4.8 percent, as this transaction resulted in a tax loss even though we incurred a gain for accounting purposes. Our tax benefit of 91.7 percent in the first six months of Fiscal 2010 related mostly to the carryback of Fiscal 2009 losses due to a tax law change. During the first quarter of Fiscal 2010, the President of the United States signed into law the Worker, Homeownership, and Business Assistance Act of 2009, which expanded the carryback period from two to five years, which allowed us to carryback all Fiscal 2009 NOL. As a result, we recorded a tax benefit of $4.8 million in the prior year and reduced the associated valuation allowance due to this beneficial tax law change. In the first six months of Fiscal 2010 we also recorded benefits related to settlements and other adjustments to uncertain tax positions as well as other tax planning initiatives.

Net income was $7.1 million, or $0.24 per diluted share, for the first six months of Fiscal 2011 compared to a net loss of $638,000 or $0.02 per diluted share, for the first six months of Fiscal 2010. See Note 14.

Analysis of Financial Condition, Liquidity and Resources

Cash and cash equivalents totaled $62.8 million and $74.7 million as of February 26, 2011 and August 28, 2010, respectively.

Significant liquidity events in the first six months of Fiscal 2011 include:

•	Net income of $7.1 million.

•	Net proceeds of $3.7 million due to the sale of CCMF.

•	ARS redemptions at par of $6.5 million. We have $11.4 million ARS at par value classified as long-term investments as of February 26, 2011. See Note 5.

•	Purchase of WT for $4.7 million, net of cash acquired. See Note 3.

•
Increases in inventories as noted in the consolidated statement of cash flows of $24.2 million, primarily due to increases in finished goods and chassis inventory. As part of our plan to meet expected demand, as we took advantage of our excess capacity by leveling our production throughout the winter months and minimized prospective hiring needs as we approached our historically busier third quarter.

We also have in place a loan agreement providing for a $20.0 million revolving credit facility, as described in further detail in Note 9, which allows us to borrow up to $12.5 million without financial covenant restrictions if there is adequate asset coverage. We had sufficient asset coverage in accounts receivable and inventory as of February 26, 2011 to access the entire $12.5 million. The facility also includes a framework to expand the size of the facility up to $50.0 million, based on mutually agreeable covenants to be determined at the time of expansion. This potential additional borrowing capacity may be beneficial to us if inventory levels need to substantially increase rapidly as a result of product demand. No borrowings have been made under the Loan Agreement as of the date of this report.

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

Working capital at February 26, 2011 and August 28, 2010 was $106.2 million and $91.3 million, respectively, an increase of $14.8 million. We currently expect cash on hand, funds generated from operations (if any) and the availability under the credit facility to be sufficient to cover both short-term and long-term operation requirements. We anticipate capital expenditures during the balance of Fiscal 2011 of approximately $1.7 million, primarily for manufacturing equipment and facilities which will be funded with cash on hand.

Operating Activities
Cash used in operating activities was $16.5 million for the six months ended February 26, 2011, compared to cash provided by operating activities of $4.9 million for the six months ended February 27, 2010. In the current year, a significant increase in inventory of $24.2 million was partially offset by net income of $7.1 million. In Fiscal 2010, increases in inventory and accounts receivables were offset by a reduction in income tax receivables and an increase in accounts payable and accrued expenses.

Investing Activities
Cash provided by investing activities was due primarily to ARS redemptions of $6.5 million and proceeds of $3.8 million from the sale of property ($3.7 million related to the sale of CCMF), partially offset by the acquisition of WT for $4.7 million and capital spending of $1.3 million in the six months ended February 26, 2011. During the six months ended February 27, 2010, cash provided by investing activities was due primarily to ARS redemptions of $4.7 million, partially offset by capital spending of $943,000.

Financing Activities
Cash provided by financing activities was $110,000 for the six months ended February 26, 2011. Cash used in financing activities of $3.2 million in the six months ended February 27, 2010 was primarily due to a payment on our borrowings on our ARS portfolio of $2.8 million.

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

Revenue Recognition
Generally, revenues of our recreation vehicles are recorded when all of the following conditions are met: an order for a product has been received from a dealer, written or verbal approval for payment has been received from the dealer's floorplan financing institution and the product is delivered to the dealer who placed the order. Most sales are financed under floorplan financing arrangements with banks or finance companies.

Revenues from the sales of our Original Equipment Manufacturing (OEM) and recreation vehicle related parts are recorded as the products are shipped from our location. The title of ownership transfers on these products as they leave our location due to the freight terms of F.O.B. - Origin.

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

Based on these repurchase agreements, we establish an associated loss reserve which is disclosed separately in the balance sheets. Repurchased sales are not recorded as a revenue transaction, but the net difference between the original repurchase price and the resale price are recorded against the loss reserve, which is a deduction from gross revenue. Our loss reserve for repurchase commitments contains uncertainties because the calculation requires management to make assumptions and apply judgment regarding a number of factors. There are two significant assumptions associated with establishing our loss reserve for repurchase commitments: (1) the percentage of dealer inventory that we will be required to repurchase as a result of defaults by the dealer, and (2) the loss that will be incurred, if any, when repurchased inventory is resold. These key assumptions are affected by a number of factors, such as macro-market conditions, current retail demand of our product, age of product in dealer inventory, physical condition of the product, location of the dealer, financing source and independent third party credit rating of our dealers. To the extent that dealers are increasing or decreasing their inventories, our overall exposure under repurchase agreements is likewise impacted. The percentage of dealer inventory we estimate we will repurchase (which has ranged in recent years from 6 to 11 percent on a weighted average basis) and the associated estimated loss (which has ranged in recent years from 7 to 16 percent on a weighted average basis) is based on historical information, current trends and an analysis of dealer inventory aging for all dealers with inventory subject to this obligation. In periods where there is increasing retail demand for our product at our dealerships, the lower end of our estimated range of assumptions will be more appropriate and in periods of decreasing retail demand, the opposite will be true.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our loss reserve for repurchase commitments. A hypothetical change of a 10 percent increase or decrease in our significant repurchase commitment assumptions at February 26, 2011, would have affected net income by approximately $140,000.

Warranty
We provide a comprehensive 12-month/15,000-mile warranty on Class A, Class B and Class C motor homes and a 12-month warranty on our towables at the time of retail sale of our products. We also provide a 3-year/36,000-mile warranty on Class A and Class C sidewalls and floors. Estimated costs related to product warranty are accrued at the time of invoicing and are based upon past warranty claims and unit sales history and adjusted as required to reflect actual costs incurred, as information becomes available. A significant increase in dealership labor rates, the cost of parts or the frequency of claims could have a material adverse effect on our operating results for the period or periods in which such claims or additional costs materialize. We also incur costs as a result of additional service actions not covered by our warranties, including product recalls and customer satisfaction actions. Estimated costs are accrued at the time the service action is implemented and are based upon past claim rate experiences and the estimated cost of the repairs.

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

Inventory Valuation
Our inventory loss reserve represents anticipated physical work-in-process inventory losses (e.g. scrap, production loss or over-usage) that have occurred since the last physical inventory date. Physical inventory counts of work-in-process are taken on an annual basis to ensure the inventory reported in our consolidated financial statements is properly stated. During the interim period between physical inventory counts, we reserve for anticipated physical inventory losses based upon materials consumed. Our inventory loss reserve contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding a number of factors, including historical results and current inventory loss trends.

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

Item 3. Quantitative and Qualitative Disclosures of Market Risk

We have market risk exposure to our ARS, which is described in further detail in Note 5.

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

Part II OTHER INFORMATION

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

Item 1A. Risk Factors
There have been no material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 28, 2010, except as noted below.

Integration of SunnyBrook RV
If we cannot successfully integrate the operations of SunnyBrook with our existing operations, we may experience material negative consequences to our business, financial condition or results of operations. The integration of companies that have previously been operated separately involves a number of risks, including, but not limited to:

•	the diversion of management’s attention from the management of daily operations to the integration of operations;

•	difficulties in the assimilation and retention of employees; and

•
difficulties in the integration of departments, systems, including accounting systems, technologies, books and records and procedures, as well as in maintaining uniform standards, controls, including internal accounting controls, procedures and policies and expenses of any undisclosed or potential legal liabilities.

Item 2. Unregistered Sales of Equity Securities and Use of Funds

On December 19, 2007, the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $60 million. There is no time restriction on this authorization. During the second quarter of Fiscal 2011, there were no shares repurchased pursuant to this authorization or otherwise. As of February 26, 2011, there was approximately $59.2 million remaining under this authorization to be used for future repurchases of our common stock.

Item 6. Exhibits

31.1    Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated April 1, 2011.
31.2    Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated April 1, 2011.
32.1    Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 1, 2011.
32.2    Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 1, 2011.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.
(Registrant)

Date	April 1, 2011	/s/ Robert J. Olson
Robert J. Olson
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date	April 1, 2011	/s/ Sarah N. Nielsen
Sarah N. Nielsen
Chief Financial Officer (Principal Financial Officer)