Form 10-Q
period 2011-05-28
WINNEBAGO INDUSTRIES INC
filed 2011-07-01
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 28, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, par value $0.50 per share, outstanding June 30, 2011 was 29,126,956.

WINNEBAGO INDUSTRIES, INC.

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Winnebago Industries, Inc.
Unaudited Consolidated Statements of Operations

	Quarter Ended		Nine Months Ended
(In thousands, except per share data)	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
Net revenues	$135,568	$134,813	$365,872	$326,359
Cost of goods sold	126,865	125,058	334,646	311,296
Gross profit	8,703	9,755	31,226	15,063

Operating expenses:
Selling	3,608	3,107	10,129	9,438
General and administrative	3,952	3,244	11,623	10,056
Assets held for sale impairment and (gain), net	605	—	(39)	—
Total operating expenses	8,165	6,351	21,713	19,494

Operating income (loss)	538	3,404	9,513	(4,431)
Other non-operating income	76	158	550	289
Income (loss) before income taxes	614	3,562	10,063	(4,142)

(Benefit) provision for taxes	(581)	(2,430)	1,767	(9,496)
Net income	$1,195	$5,992	$8,296	$5,354

Income per common share:
Basic	$0.04	$0.21	$0.28	$0.18
Diluted	$0.04	$0.21	$0.28	$0.18

Weighted average common shares outstanding:
Basic	29,124	29,098	29,118	29,084
Diluted	29,152	29,107	29,135	29,097

See unaudited notes to consolidated financial statements.

Winnebago Industries, Inc.
Unaudited Consolidated Balance Sheets

(In thousands, except per share data)	May 28, 2011	August 28, 2010
Assets
Current assets:
Cash and cash equivalents	$65,230	$74,691
Short-term investments	250	—
Receivables, less allowance for doubtful accounts ($87 and $91, respectively)	17,408	18,798
Inventories	76,346	43,526
Prepaid expenses and other assets	4,298	4,570
Income taxes receivable	380	132
Total current assets	163,912	141,717
Property, plant, and equipment, net	23,365	25,677
Assets held for sale	600	4,254
Long-term investments	10,911	17,785
Investment in life insurance	23,249	23,250
Goodwill	1,228	—
Amortizable intangible assets	739	—
Other assets	17,009	14,674
Total assets	$241,013	$227,357

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$22,563	$19,725
Income taxes payable	66	99
Accrued expenses:
Accrued compensation	11,556	10,529
Product warranties	7,967	7,634
Self-insurance	4,129	4,409
Accrued loss on repurchases	1,409	1,362
Promotional	1,921	1,817
Other	4,862	4,797
Total current liabilities	54,473	50,372
Long-term liabilities:
Unrecognized tax benefits	5,511	5,877
Postretirement health care and deferred compensation benefits	75,937	73,581
Total long-term liabilities	81,448	79,458
Contingent liabilities and commitments
Stockholders' equity:
Capital stock common, par value $0.50; authorized 60,000 shares, issued 51,776 shares	25,888	25,888
Additional paid-in capital	30,047	29,464
Retained earnings	428,971	420,675
Accumulated other comprehensive (loss) income	(319)	1,242
Treasury stock, at cost (22,649 and 22,661 shares, respectively)	(379,495)	(379,742)
Total stockholders' equity	105,092	97,527
Total liabilities and stockholders' equity	$241,013	$227,357

See unaudited notes to consolidated financial statements.

Winnebago Industries, Inc.
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended
(In thousands)	May 28, 2011	May 29, 2010
Operating activities:
Net income	$8,296	$5,354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,193	4,850
LIFO expense (income)	1,193	(34)
Asset impairment	605	—
Stock-based compensation	1,001	414
Deferred income taxes including valuation allowance	874	—
Postretirement benefit income and deferred compensation expense	1,034	927
Provision (reduction) for doubtful accounts	5	(65)
Increase in cash surrender value of life insurance policies	(617)	(962)
(Gain) loss on the sale or disposal of property	(867)	14
Gain on life insurance	(372)	—
Other	90	58
Change in assets and liabilities:
Inventories	(30,091)	7,750
Receivables and prepaid assets	2,609	843
Income taxes and unrecognized tax benefits	(747)	13,736
Accounts payable and accrued expenses	1,523	6,605
Postretirement and deferred compensation benefits	(2,792)	(2,679)
Net cash (used in) provided by operating activities	(14,063)	36,811

Investing activities:
Proceeds from the sale of investments at par	6,450	12,900
Proceeds from life insurance	659	—
Purchases of property and equipment	(1,590)	(1,467)
Proceeds from the sale of property	4,009	58
Cash paid for acquisition, net of cash acquired	(4,694)	—
Other	(410)	127
Net cash provided by investing activities	4,424	11,618

Financing activities:
Payments for purchases of common stock	(89)	(249)
Payments on ARS portfolio	—	(8,490)
Proceeds from exercise of stock options	83	280
Other	184	(240)
Net cash provided by (used in) financing activities	178	(8,699)

Net (decrease) increase in cash and cash equivalents	(9,461)	39,730
Cash and cash equivalents at beginning of period	74,691	36,566
Cash and cash equivalents at end of period	$65,230	$76,296

Supplemental cash flow disclosure:
Income taxes paid (refunded)	$1,638	$(23,390)

See unaudited notes to consolidated financial statements.

Winnebago Industries, Inc.
Unaudited Notes to Consolidated Financial Statements

General:

The "Company," "we," "our" and "us" are used interchangeably to refer to Winnebago Industries, Inc. and its subsidiaries, as appropriate to the context.

Note 1: Basis of Presentation

In our opinion, the accompanying condensed unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of May 28, 2011 and the consolidated results of operations for the third quarters and first nine months of Fiscal 2011 and 2010, and consolidated cash flows for the first nine months of Fiscal 2011 and 2010. The consolidated statement of operations for the first nine months of Fiscal 2011 is not necessarily indicative of the results to be expected for the full year. The balance sheet data as of August 28, 2010 was derived from audited financial statements, but does not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto appearing in our Annual Report to Shareholders for the year ended August 28, 2010.

Note 2: New Accounting Pronouncements

None

Note 3: Stock-based Compensation Plans

We have a 2004 Incentive Compensation Plan approved by shareholders (as amended, the "Plan") in place which allows us to grant or issue stock awards and other compensation to key employees and to nonemployee directors. On March 23, 2011 we granted an aggregate of 151,000 shares of restricted stock to our key employees and nonemployee directors. The value of the restricted stock awards is determined using the intrinsic value method which, in this case, is based on the number of shares granted and the closing price of our common stock on the date of grant.

Total stock-based compensation expense included in our statements of operations for the quarter and nine months ended May 28, 2011 was $877,000 and $1.0 million, respectively, and for the quarter and nine months ended May 29, 2010 was $123,000 and $414,000, respectively. Of the $1.0 million, $827,000 is related to the March 23, 2011 grants. The remainder is related to the amortization of previously granted restricted stock awards, as well as nonemployee director stock units issued in lieu of their fees. Compensation expense will be recognized over the requisite service period of the award or over a period ending with the employee's eligible retirement date, if earlier.

Note 4: Acquisition

On December 29, 2010, through a newly formed, wholly owned subsidiary, Winnebago of Indiana, LLC, we purchased substantially all of the assets of SunnyBrook RV, Inc. ("SunnyBrook"), a manufacturer of travel trailer and fifth wheel recreation vehicles. The aggregate consideration paid was $5.6 million in cash including the repayment of $3.3 million of SunnyBrook commercial and shareholder debt on the closing date. SunnyBrook operates as a wholly owned subsidiary referred to as Winnebago Industries Towables ("Towables") and will continue to manufacture products under the SunnyBrook brands. In addition, Towables plans to diversify the product line to include Winnebago brand trailer and fifth wheel products. The assets acquired include inventory, equipment and other tangible and intangible property and are being used in connection with the operation of manufacturing towable recreation vehicles. Also on December 29, 2010, we entered into a five year operating lease agreement for the SunnyBrook facilities. The operations of Towables are included in our consolidated operating results from the date of its acquisition.

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

At December 29, 2010, the amortizable intangible assets had a weighted average useful life of 9.8 years. The dealer network was valued based on the Discounted Cash Flow Method and are being amortized on a straight line basis over 10 years. The trademarks were valued based on the Relief from Royalty Method and are being amortized on a straight line basis over 10 years. The non-compete agreement are being amortized on a straight line basis over 7 years. Goodwill is not subject to amortization. Pro forma financial information has not been presented due to its insignificance when compared to our total assets.

Note 5: Fair Value Measurements

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The Company accounts for fair value measurements in accordance with Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measurement and expands disclosure about fair value measurement. The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.

The following table sets forth, by level within the fair value hierarchy, our financial assets that were accounted for at fair value on a recurring basis at May 28, 2011 and August 28, 2010 according to the valuation techniques we used to determine their fair values:

		Fair Value Measurements Using Inputs Considered As
(In thousands)	Fair Value at May 28, 2011	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs
Short-term investments
Student loan ARS with pending redemptions	$250	$—	$250	$—
Long-term investments
Student loan ARS	10,911	—	—	10,911
Assets that fund deferred compensation
Domestic equity funds	10,581	10,581	—	—
International equity funds	1,723	1,723	—	—
Fixed income	629	629	—	—
Total assets at fair value	$24,094	$12,933	$250	$10,911

		Fair Value Measurements Using Inputs Considered As
(In thousands)	Fair Value at August 28, 2010	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs
Long-term investments
Student loan ARS	$17,785	$—	$—	$17,785
Assets that fund deferred compensation
Domestic equity funds	8,735	8,735	—	—
International equity funds	1,569	1,569	—	—
Fixed income	650	650	—	—
Total assets at fair value	$28,739	$10,954	$—	$17,785

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis, in the table above, that used significant unobservable inputs (Level 3):

	Quarter Ended		Nine Months Ended
(In thousands)	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
Balance at beginning of period	$10,891	$28,748	$17,785	$33,294
Transfer to Level 2	(250)	—	(5,500)	—
Net change included in other comprehensive income	270	(126)	(174)	28
Sales	—	(8,200)	(1,200)	(12,900)
Balance at end of period	$10,911	$20,422	$10,911	$20,422

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Short-Term and Long-Term Investments
Our short and long-term investments are comprised of auction rate securities (ARS). Our long-term ARS related investments (as described in Note 6) are classified as Level 3 as quoted prices were unavailable due to events described in Note 6. Due to limited market information, we utilized a discounted cash flow (DCF) model to derive an estimate of fair value at May 28, 2011. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place and the rate of return required by investors to own such securities given the current liquidity risk associated with ARS. All of our short-term ARS portfolio is classified as Level 2 as they are also in an inactive market, but inputs other than quoted prices were observable and used to value the securities.

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

Assets and Liabilities that are measured at Fair Value on a Nonrecurring Basis
Our non-financial assets, which include goodwill, intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, we must evaluate the non-financial asset for impairment. If an impairment did occur, the asset is required to be recorded at the estimated fair value. Using Level 2 inputs, we recorded an impairment of $605,000 for our idled fiberglass facility in Hampton, Iowa during the fiscal quarter ended May 28, 2011. The fair value was determined through sales of comparable facilities.

The following table presents our non-financial assets that were measured at fair value on a nonrecurring basis during the period and the related recognized gains and losses for the period:

		Fair Value Measurements Using Inputs Considered As
(In thousands)	Net Carrying Value at May 28, 2011	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Losses for the Three Months Ended May 28, 2011	Total Losses for the Nine Months Ended May 28, 2011
Property held for sale	$600	$—	$600	$—	$(605)	$(605)
Total losses for nonrecurring measurements					$(605)	$(605)

Note 6: Investments

We own investments in marketable securities that have been designated as "available for sale" in accordance with ASC 320, Investments-Debt and Equity Securities. Available for sale securities are carried at fair value with the unrealized gains and losses recorded in "Accumulated Other Comprehensive Income", a component of stockholders' equity.

At May 28, 2011, we held $11.4 million (par value) of investments comprised of tax-exempt ARS, which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through Dutch auctions that are typically held every 7, 28 or 35 days. Prior to February 2008, these securities traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually. The ARS we hold are AAA/Aaa rated with most collateralized by student loans guaranteed by the U.S. Government under the Federal Family Education Loan Program.

Since February 2008, most ARS auctions have failed and there is no assurance that future auctions will succeed and, as a result, our ability to liquidate our investment and fully recover the par value in the near term may be limited or nonexistent. We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of payment default. We have continued to receive interest payments on the ARS in accordance with their terms. We believe we will ultimately be able to liquidate our ARS related investments without significant loss primarily due to the collateral securing our ARS. However, redemption could take until final maturity of the ARS (up to 30 years) to realize the par value of our investments. Due to the changes and uncertainty in the ARS market, we believe the recovery period for long-term ARS investments is likely to be longer than 12 months. On June 3, 2011 we received notice of a partial redemption on a particular ARS with payment received on June 6, 2011. As a result, of the total of $11.4 million of ARS investments, we have classified $11.2 million (par value) as long-term with the remaining amount of $250,000 is classified as short-term ARS investment as of May 28, 2011.

At May 28, 2011, there was insufficient observable ARS market information available to determine the fair value of our long-term ARS investments. Therefore, we estimated fair value by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, final stated maturities, estimates on the probability of the issue being called prior to final maturity, impact due to extended periods of maximum auction rates and broker quotes from independent evaluators. Based on this analysis, we recorded a temporary impairment of $239,000 related to our long-term ARS investments of $11.2 million (par value).

Note 7: Inventories

Inventories consist of the following:

(In thousands)	May 28, 2011	August 28, 2010
Finished goods	$34,103	$21,200
Work-in-process	30,247	24,897
Raw materials	42,752	26,992
Total	107,102	73,089
LIFO reserve	(30,756)	(29,563)
Total inventories	$76,346	$43,526

Of the $107.1 million inventory at May 28, 2011, $101.3 million is valued on a last-in, first-out (LIFO) basis and the Towables inventory of $5.8 million is valued on a first-in, first-out (FIFO) basis.

Note 8: Property, Plant and Equipment and Assets Held for Sale

Property, plant and equipment is stated at cost, net of accumulated depreciation and consists of the following:

(In thousands)	May 28, 2011	August 28, 2010
Land	$767	$772
Buildings	49,140	49,309
Machinery and equipment	90,130	89,304
Transportation equipment	8,847	9,109
	148,884	148,494
Less accumulated depreciation	(125,519)	(122,817)
Total property, plant and equipment, net	$23,365	$25,677

During the first quarter of Fiscal 2011, an idled assembly facility in Charles City, Iowa (CCMF) classified as held for sale, was sold to CGS TIRES US, INC. The sale was finalized on November 1, 2010 and generated $4.0 million in gross proceeds, selling costs of $256,000 and a gain of $644,000.

Assets held for sale as of May 28, 2011 of $600,000 consisted of an idled fiberglass manufacturing facility in Hampton, Iowa. An impairment of $605,000 was recorded in the third quarter of Fiscal 2011 as a result of deteriorating real estate market conditions.

Note 9: Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following:

	May 28, 2011		August 28, 2010
(In thousands)	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Goodwill	$1,228	$—	$—	$—
Dealer network	534	21	—	—
Trademarks	196	8	—	—
Non-compete agreement	40	2	—	—
Total	$1,998	$31	$—	$—

Goodwill and other intangible assets are the result of the acquisition of SunnyBrook during the second quarter of Fiscal 2011, as more fully described in Note 4. Goodwill is not subject to amortization. Amortizable intangible assets are amortized on a straight-line basis. The weighted average remaining amortization period at May 28, 2011 is 9.4 years.

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

Note 10: Credit Facility

On October 13, 2009, we entered into a Loan and Security Agreement (the "Loan Agreement") with Burdale Capital Finance, Inc., as Agent. The Loan Agreement provides for an initial $20.0 million revolving credit facility, based on eligible accounts receivable and eligible inventory, expiring on October 13, 2012, unless terminated earlier in accordance with its terms. The Loan Agreement contains no financial covenant restrictions for borrowings up to $12.5 million, provided that borrowings cannot exceed the Asset Coverage Amount (as defined in the Loan Agreement) divided by 2.25. The Loan Agreement also includes a framework to expand the size of the facility up to $50.0 million, based on mutually agreeable covenants to be determined at the time of expansion. No borrowings have been made under the Loan Agreement as of the date of this report.

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

Note 11: Warranty

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

Changes in our product warranty liability are as follows:

	Quarter Ended		Nine Months Ended
(In thousands)	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
Balance at beginning of period	$8,068	$6,567	$7,634	$6,408
Provision	1,441	1,677	4,258	4,158
Claims paid	(1,542)	(1,298)	(3,925)	(3,620)
Balance at end of period	$7,967	$6,946	$7,967	$6,946

Note 12: Employee and Retiree Benefits

Postretirement health care and deferred compensation benefits are as follows:

(In thousands)	May 28, 2011	August 28, 2010
Postretirement health care benefit cost	$41,304	$40,327
Non-qualified deferred compensation	24,810	25,372
Executive share option plan liability	10,767	8,698
SERP benefit liability	3,037	3,107
Executive deferred compensation	95	74
Total postretirement health care and deferred compensation benefits	80,013	77,578
Less current portion	(4,076)	(3,997)
Long-term postretirement health care and deferred compensation benefits	$75,937	$73,581

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

	Quarter Ended		Nine Months Ended
(In thousands)	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
Interest cost	$476	$495	$1,429	$1,484
Service cost	152	139	456	416
Net amortization and deferral	(776)	(831)	(2,328)	(2,493)
Net periodic postretirement benefit income	$(148)	$(197)	$(443)	$(593)

Payments for postretirement health care	$303	$286	$908	$747

For accounting purposes, we recognized income from the plan for the third quarter and the first nine months of both Fiscal 2011 and Fiscal 2010 due to the amortization of the cost savings from an amendment effective September 2004, which amended our postretirement health care benefit by establishing a maximum employer contribution amount.

Note 13: Contingent Liabilities and Commitments

Repurchase Commitments
Generally, companies in the recreation vehicle (RV) industry enter into repurchase agreements with lending institutions which have provided wholesale floorplan financing to dealers. Most dealers' RVs are financed on a "floorplan" basis under which a bank or finance company lends the dealer all, or substantially all, of the purchase price, collateralized by a security interest in the recreational vehicle purchased.

Our repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which can last up to 18 months, provide that our liability will be the lesser of remaining principal owed by the dealer or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our liability cannot exceed 100 percent of the dealer invoice. Our contingent liability on these repurchase agreements was approximately $148.3 million and $155.5 million at May 28, 2011 and August 28, 2010, respectively.

In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of motor vehicles to repurchase current inventory if a dealership exits the business. Incremental repurchase exposure beyond existing repurchase agreements, related to dealer inventory in states that we have had historical experience of repurchasing inventory, totaled $9.4 million and $4.5 million at May 28, 2011 and August 28, 2010, respectively.

Our risk of loss related to these repurchase commitments is reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on the repurchase exposure as previously described, we established an associated loss reserve. Accrued loss on repurchases were $1.4 million as of May 28, 2011 and $1.4 million as of August 28, 2010.

A summary of repurchase activity is as follows:

	Quarter Ended		Nine Months Ended
(Dollars in thousands)	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
Inventory repurchased
Units	4	1	9	4
Dollars	$508	$80	$658	$300
Inventory resold
Units	4	1	9	5
Cash collected	$487	$77	$612	$329
Loss recognized	$21	$3	$46	$44

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

Note 14: Income Taxes

We account for income taxes under ASC Topic 740, Income Taxes, (ASC 740). The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns.

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to uncertainty of realizing deferred tax assets. As of May 28, 2011 and August 28, 2010, we have applied a full valuation allowance of $40.6 million and $41.8 million, respectively, against our deferred tax assets. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more-likely-than-not” standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company's current or previous losses are given more weight than its future outlook. Under that standard, our three-year historical cumulative loss was a significant negative factor. We have evaluated the sustainability of our deferred tax assets on our balance sheet which includes the assessment of cumulative income or losses over recent prior periods. Based on ASC 740 guidelines, we determined a full valuation allowance was appropriate as of May 28, 2011. We will continue to assess the likelihood that our deferred tax assets will be realizable at each reporting period and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

During the quarter, we recorded a benefit of $581,000 as a result of a reduction in the estimated annual effective tax rate. The change in the estimated annual effective tax rate decreased as a result of a positive impact on the tax-exempt interest income in relation to projected pre-tax income, the rate impact of the sale of CCMF, and the increase to the Fiscal 2010 net operating loss (NOL) carryforwards as a result of the finalization and filing of our federal and state tax returns. The benefit recorded during the quarter resulted in a tax expense of $1.8 million being recorded year to date.

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

As of May 28, 2011, our unrecognized tax benefits were $5.5 million, all of which, if recognized, would positively affect our effective tax rate as all of the deferred tax assets associated with these positions have a full valuation allowance established against them. It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits as tax expense. As of May 28, 2011, we had accrued $2.4 million in interest and penalties. We do not anticipate any significant changes in unrecognized tax benefits within the next twelve months. Actual results may differ materially from this estimate.

Note 15: Income Per Share

The following table reflects the calculation of basic and diluted income per share:

	Quarter Ended		Nine Months Ended
(In thousands, except per share data)	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
Income per share - basic:
Net income	$1,195	$5,992	$8,296	$5,354
Weighted average shares outstanding	29,124	29,098	29,118	29,084
Net income per share - basic	$0.04	$0.21	$0.28	$0.18

Income per share - assuming dilution:
Net income	$1,195	$5,992	$8,296	$5,354
Weighted average shares outstanding	29,124	29,098	29,118	29,084
Dilutive impact of options and awards outstanding	28	9	17	13
Weighted average shares and potential dilutive shares outstanding	29,152	29,107	29,135	29,097
Net income per share - assuming dilution	$0.04	$0.21	$0.28	$0.18

At the end of the third quarters of Fiscal 2011 and Fiscal 2010, there were options outstanding to purchase 923,731 shares and 934,173 shares, respectively, of common stock at an average price of $28.07 and $28.07, respectively, which were not included in the computation of diluted income per share because they are considered anti-dilutive under the treasury stock method per ASC 260.

During the quarter ended May 28, 2011 we granted equity awards to key employees and nonemployee directors. Total stock-based compensation expense related to these awards included in our statement of operations for the quarter was $827,000 ($516,000 net of tax or 2 cents per diluted share).

Note 16: Comprehensive Income

Comprehensive income, net of tax, consists of:

	Quarter Ended		Nine Months Ended
(In thousands)	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
Net income	$1,195	$5,992	$8,296	$5,354
Amortization of prior service credit	(656)	(652)	(1,966)	(1,956)
Amortization of actuarial loss	171	137	514	411
Unrealized appreciation (depreciation) of investments	167	(78)	(109)	19
Comprehensive income	$877	$5,399	$6,735	$3,828

Note 17: Subsequent Event

We evaluated all other events or transactions occurring between the balance sheet date and the date of issuance of the financial statements that would require recognition or disclosure in the financial statements. There were no material subsequent events.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that this management's discussion be read in conjunction with the financial statements contained in this Form 10-Q as well as the Management's Discussion and Analysis and Risk Factors included in our Annual Report to Shareholders for the year ended August 28, 2010, as supplemented by the Risk Factors included in this Quarterly Report.

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

Executive Overview

Winnebago Industries, Inc. is a leading U.S. manufacturer of motor homes with a proud history of manufacturing recreation vehicles for more than 50 years. Our strategy is to manufacture quality motor homes in a profitable manner. We produce all of our motor homes in highly vertically integrated manufacturing facilities in the state of Iowa. We distribute our products through independent dealers throughout the United States and Canada, who then retail the products to the end consumer. We have led the industry with the highest retail market share in the U.S. of Class A and Class C motor homes combined for the past ten calendar years through 2010 according to the most recent Statistical Surveys, Inc. (Statistical Surveys) reporting. We held the number three retail market share position in Canada for calendar 2010, which was approximately 15 percent of the size of the U.S. market for calendar 2010. Our retail motor home unit market share, as reported by Statistical Surveys, was as follows:

	Through April 30		Calendar Year
U.S. Retail:	2011	2010	2010	2009	2008
Class A gas	22.5%	24.2%	23.7%	22.9%	23.2%
Class A diesel	16.2%	13.2%	15.2%	11.4%	8.1%
Total Class A	19.7%	18.2%	19.5%	16.6%	15.3%
Class C	18.9%	20.4%	17.9%	22.7%	22.8%
Total Class A and C	19.4%	19.2%	18.8%	19.1%	18.3%

Class B	3.6%	18.0%	15.9%	18.1%	3.5%

	Through April 30		Calendar Year
Canadian Retail:	2011	2010	2010	2009	2008
Class A gas	12.9%	15.5%	14.9%	13.8%	18.4%
Class A diesel	20.9%	7.6%	9.9%	7.0%	5.3%
Total Class A	16.7%	11.5%	12.6%	10.0%	12.4%
Class C	16.1%	17.0%	13.8%	9.5%	19.5%
Total Class A and C	16.5%	13.5%	13.2%	9.8%	15.7%

The reduction in Class B retail market share reflected above is a result of our decision to discontinue the ERA (Class

B) product during model year 2011. We have subsequently reintroduced the ERA in the 2012 model year and have begun shipping product to our dealers and expect that our retail market share will improve once the dealers are adequately stocked.
We have seen significant improvement in the first nine months of Fiscal 2011 in our operating performance compared to the prior period of Fiscal 2010. This significant improvement occurred during our first two quarters of Fiscal 2011, but has deteriorated during the third quarter of Fiscal 2011. Our increased volume through the first three quarters of Fiscal 2011 has allowed for greater absorption of our fixed costs and improved labor efficiencies, which had a favorable effect on our profit margins. Our motor home average selling price has also increased 6.9 percent due to a stronger mix of higher-priced product sold, which has also positively impacted our margins. With dealer inventories at what we believe are reasonable levels for the past few quarters and the aging of our dealer inventory improved as compared to last year, we were able to reduce the level of retail programs offered, which also had a positive effect on our margins. For the first nine months of Fiscal 2011 compared to the same period in Fiscal 2010, our retail registrations are up nearly 11 percent.

Certain key metrics for our Class A, B and C motor homes are provided in the table below:

			As of Quarter End
(In units and presented in fiscal quarters, except for rolling 12 months)	Wholesale Deliveries	Retail Registrations	Dealer Inventory	Order Backlog
4th Quarter 2009	605	1,235	1,694	940
1st Quarter 2010	794	921	1,567	1,521
2nd Quarter 2010	1,109	654	2,022	1,159
3rd Quarter 2010	1,366	1,388	2,000	935
Rolling 12 months (June 2009 through May 2010)	3,874	4,198

4th Quarter 2010	1,164	1,120	2,044	818
1st Quarter 2011	1,115	1,093	2,066	698
2nd Quarter 2011	909	796	2,179	957
3rd Quarter 2011	1,283	1,394	2,068	642
Rolling 12 months (June 2010 through May 2011)	4,471	4,403

Key comparison increases (decreases):	Wholesale Deliveries	Retail Registrations	Dealer Inventory	Order Backlog
Rolling 12 month comparison (period ended May 2011 to period ended May 2010)	597	205	NA	NA
	15.4%	4.9%	NA	NA
3rd quarter Fiscal 2011 as compared to 3rd quarter Fiscal 2010	(83)	6	68	(293)
	(6.1)%	0.4%	3.4%	(31.3)%
3rd quarter Fiscal 2011 as compared to 2nd quarter Fiscal 2011	374	598	(111)	(315)
	41.1%	75.1%	(5.1)%	(32.9)%
Fiscal 2011 through May 28, 2011 as compared to Fiscal 2010 through May 29, 2010	38	320	NA	NA
	1.2%	10.8%	NA	NA

On December 29, 2010, through a newly formed, wholly-owned subsidiary, Winnebago of Indiana, LLC, we purchased substantially all of the assets of SunnyBrook RV, Inc. ("SunnyBrook"), a manufacturer of travel trailer and fifth wheel recreation vehicles located in Middlebury, Indiana. The aggregate consideration paid was $5.6 million in cash including the repayment of $3.3 million of SunnyBrook commercial and shareholder debt on the closing date. SunnyBrook operates as a wholly-owned subsidiary known as Winnebago Industries Towables ("Towables") and will continue to manufacture products under the SunnyBrook brands consisting of Harmony, Brookside, Bristol Bay, Edgewater and Sunset Creek travel trailers and Harmony, Brookside, Bristol Bay, West Pointe, Big Dog and Titan fifth wheel trailers. In addition, Towables plans to diversify the product line to include Winnebago brand trailer and fifth wheel products. See Note 4 for additional information on the acquisition.

Industry Outlook

The motorized RV market has been significantly impacted by highly unstable market conditions in recent years. The tightening of the wholesale and retail credit markets, low consumer confidence, the effect of the global recession and uncertainty related to fuel prices placed enormous pressure on retail sales and as a result, dealers significantly reduced their inventory levels. Industry motor home wholesale shipments in the 20 years prior to Calendar 2008 averaged 58,000 units per year, similar to retail demand. In Calendar 2008, shipments dropped 49 percent to 28,300, the lowest deliveries on record since 1971 and then shipments dropped an additional 53 percent in Calendar 2009 to an unprecedented level of 13,200. Retail registrations fell during this same time frame, but not to the same magnitude, resulting in a significant reduction of dealer inventory levels.

Industry shipments improved dramatically in Calendar 2010 as compared to the prior year, but only slightly outpaced retail demand as dealers restocked in the early part of the year. We attribute the recovery to the improvement in wholesale and retail credit availability and also a result of dealer inventory levels reaching equilibrium with retail demand. The Recreation Vehicle Industry Association (RVIA) has forecasted that shipments in Calendar 2011 will increase by 3 percent to 26,100 units.

Key statistics (including forecasted information) for the motor home industry are as follows:

	US and Canada Industry Class A, B & C Motor Homes
	Wholesale Shipments(1)					Retail Registrations(2)
	Calendar Year					Calendar Year
(In units)	2010		2009	Increase	Change	2010		2009	Increase	Change
First quarter	5,700		2,400	3,300	137.5%	4,900		4,800	100	2.1%
Second quarter	7,800		3,200	4,600	143.8%	8,300		7,100	1,200	16.9%
Third quarter	6,200		3,300	2,900	87.9%	6,000		5,800	200	3.4%
Fourth quarter	5,600		4,300	1,300	30.2%	4,500		4,200	300	7.1%
Total	25,300		13,200	12,100	91.7%	23,700		21,900	1,800	8.2%

(In units)	2011		2010	Increase(Decrease)	Change	2011		2010	(Decrease)	Change
First quarter	6,900		5,700	1,200	21.1%	4,700		4,900	(200)	(4.1)%
April	2,800		2,600	200	7.7%	2,500	(4)	2,800	(300)	(10.7)%
May	2,700		2,700	—	—%		(5)	2,800
June - December	13,700	(3)	14,300	(600)	(4.2)%		(5)	13,200
Total	26,100	(3)	25,300	800	3.2%	7,200		23,700

(1)	Class A, B and C wholesale shipments as reported by RVIA, rounded to the nearest hundred.

(2)	Class A, B and C retail registrations as reported by Statistical Surveys for the US and Canada combined, rounded to the nearest hundred.

(3)	Based upon forecasted 2011 Class A, B and C wholesale shipments as reported by RVIA in the Summer 2011 issue of Roadsigns.

(4)	Retail registrations for April 2011 as reported by Statistical Surveys do not include data for Maine and Minnesota.

(5)	Statistical Surveys has not issued a projection for 2011 retail demand.

In the towable market, travel trailer and fifth wheel calendar 2011 shipments are projected by RVIA to be up 9 percent in 2011 to 217,200 as compared to 199,200 shipped in 2010.

Company Outlook

Due to cost reductions we made in the past few years during the recession, we have been profitable at much lower shipment volumes. This was evident during Fiscal 2010, as we were operationally profitable in the first two quarters of Fiscal 2010 and then profitable on a pre-tax basis in the last two quarters of Fiscal 2010 and the first three quarters of Fiscal 2011. These significantly improved operating results were obtained when industry motor home shipments totaled only 26,700 (rolling twelve-month shipments through April 2011), less than half of the industry's historical shipment level.

Based on our results for the past five fiscal quarters, if industry wholesale shipments in calendar 2011 are similar to 2010, we believe that we have demonstrated our ability to maintain our liquidity, cover operations cost, recover fixed assets, and maintain physical capacity at present levels. However, in the past quarter our operating margins were negatively impacted in part as a result of increased compensation and benefit expense. Our employee base had not received a salary increase since August 2008 and we reduced salaries across the board in March 2009 as one of our cost reduction measures. The increase we experienced in the third quarter essentially restored wages to the August 2008 levels. We believed after four quarters of profitability it was in the best interests of the Company in return for our employees' hard work and and sacrifices during this recession. Also, equity grants were awarded to our key management group (approximately 60 employees) and to non-management members of the Board in March 2011, the first such grants since October 2007, which resulted in incremental stock-based compensation expense of approximately $750,000 in the quarter. The restricted stock awards were granted to retain and motivate key managers to continue to seek to improve long-term stock market performance and to enhance shareholder value by placing a portion of their compensation at risk and directly tied to the Company's stock price appreciation.

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

Our unit order backlog is as follows:

	As Of
	May 28, 2011		May 29, 2010		(Decrease) Increase
	Units	% (1)	Units	% (1)
Class A gas	187	29.1%	323	34.5%	(136)	(42.1)%
Class A diesel	113	17.6%	234	25.0%	(121)	(51.7)%
Total Class A	300	46.7%	557	59.6%	(257)	(46.1)%
Class B	130	20.2%	34	3.6%	96	282.4%
Class C	212	33.0%	344	36.8%	(132)	(38.4)%
Total motor home backlog(2)	642	100.0%	935	100.0%	(293)	(31.3)%

Fifth wheel	46	28.0%
Travel trailer	118	72.0%
Total towable backlog(2)	164	100.0%

Total approximate backlog revenue (in 000's):
Motor home	$61,924		$93,214		$(31,290)	(33.6)%
Towable	$3,532

(1)	Percentages may not add due to rounding differences.

(2)
We include in our backlog all accepted purchase orders from dealers to be shipped within the next six months. Orders in backlog can be canceled or postponed at the option of the purchaser at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Results of Operations

Current Quarter Compared to the Comparable Quarter Last Year

The following is an analysis of changes in key items included in the consolidated statements of operations:

	Quarter Ended
(In thousands, except percent and per share data)	May 28, 2011	% of Revenues*	May 29, 2010	% of Revenues*	Increase (Decrease)	% Change
Net revenues	$135,568	100.0%	$134,813	100.0%	$755	0.6%
Cost of goods sold	126,865	93.6%	125,058	92.8%	1,807	1.4%
Gross profit	8,703	6.4%	9,755	7.2%	(1,052)	(10.8)%
Selling	3,608	2.7%	3,107	2.3%	501	16.1%
General and administrative	3,952	2.9%	3,244	2.4%	708	21.8%
Asset held for sale impairment	605	0.4%	—	—%	605	NMF
Total operating expenses	8,165	6.0%	6,351	4.7%	1,814	28.6%
Operating income	538	0.4%	3,404	2.5%	(2,866)	(84.2)%
Other non-operating income	76	0.1%	158	0.1%	(82)	(51.9)%
Income before income taxes	614	0.5%	3,562	2.6%	(2,948)	(82.8)%
Benefit for taxes	(581)	(0.4)%	(2,430)	(1.8)%	1,849	76.1%
Net income	$1,195	0.9%	$5,992	4.4%	$(4,797)	(80.1)%

Diluted income per share	$0.04		$0.21		$(0.17)	(81.0)%
Fully diluted average shares outstanding	29,152		29,107
* Percentages may not add due to rounding differences.

Unit deliveries and average sales price (ASP), net of discounts, consisted of the following:

	Quarter Ended
(In units)	May 28, 2011	Product Mix*	May 29, 2010	Product Mix*	Increase (Decrease)	% Change
Motor homes:
Class A gas	425	33.1%	417	30.5%	8	1.9%
Class A diesel	204	15.9%	273	20.0%	(69)	(25.3)%
Total Class A	629	49.0%	690	50.5%	(61)	(8.8)%
Class B	1	0.1%	76	5.6%	(75)	(98.7)%
Class C	653	50.9%	600	43.9%	53	8.8%
Total deliveries	1,283	100.0%	1,366	100.0%	(83)	(6.1)%

ASP (in thousands)	$95		$93		$2	1.3%

Towables:
Fifth wheel	94	28.8%
Travel trailer	232	71.2%
Total deliveries	326	100.0%

ASP (in thousands)	$22
* Percentages may not add due to rounding differences.

Net revenues for the third quarter of Fiscal 2011 increased $755,000, or 0.6 percent, compared to the third quarter of Fiscal 2010, due to the following:

•	Towables: we had revenues of $7.2 million in towable products and parts.

•	Motor homes delivery revenues decreased $6.3 million or 4.9 percent primarily due to a 6.1 percent decrease in unit deliveries. Other motor home revenue considerations:

◦	We achieved a modest improvement in the ASP during the quarter. This was partially offset by discounting initiatives to our dealers; thus motor home ASP increased 1.3 percent.

◦	Other deductions from gross revenues: Incremental repurchase reserve expense of $260,000 was partially offset by reduced retail and wholesales incentives of $200,000.

•	Revenues for motor home parts, services and other manufactured parts were down 1.6%.

Cost of products sold was $126.9 million, or 93.6 percent of net revenues for the third quarter of Fiscal 2011 compared to $125.1 million, or 92.8 percent of net revenues for the comparable period a year ago due to the following:

•
Our variable costs (material, labor, variable overhead, delivery, and warranty) increased to 84.8 percent from 84.2 percent as a percent of net revenues. Due to a significant decrease in inventory levels in the third quarter of Fiscal 2010, we incurred a positive benefit to cost of goods sold of $431,000 from the liquidation of LIFO inventory values. Conversely, in the third quarter of Fiscal 2011, our inventory levels increased and we incurred LIFO expense of $410,000. In addition, commodity inflation (notably metals and petroleum based products) negatively impacted gross profit margin for the third quarter of Fiscal 2011 by 0.6 percent. This pressure was partially offset by lower inventory scrap loss rates. Also partially offsetting these negative items was the reversal of accrued incentives of $714,000 established in the first half of the fiscal year.

•
Fixed overhead (manufacturing support labor, depreciation and facility costs), research and development-related costs and stock-based compensation, increased to 8.8 percent of net revenue compared to 8.6 percent last year.

Gross profit was 6.4 percent of net revenues in the third quarter of Fiscal 2011 compared to 7.2 percent of net revenues in the third quarter of Fiscal 2010.

Selling expenses increased $501,000, or 16.1 percent percent during the third quarter of Fiscal 2011 and, as a percentage of net revenues were 2.7 percent and 2.3 percent for the third quarters of Fiscal 2011 and Fiscal 2010, respectively. The expense increase was primarily due to operating expenses associated with Towables.

General and administrative expenses increased $708,000, or 21.8 percent, during the third quarter of Fiscal 2011 and, as a percentage of net revenues were 2.9 percent and 2.4 percent for the third quarters of Fiscal 2011 and Fiscal 2010, respectively. The expense increase was due primarily to increases in legal expense of $565,000 due to increased lemon law activity and costs associated with the pursuit of a trademark infringement case as well as Towables operating expenses. Incremental stock-based compensation expense of $500,000 associated with the stock grants awarded during the third quarter of Fiscal 2011 was offset by the reversal of accrued incentives of $575,000.

We recorded an additional impairment of $605,000 for our idled fiberglass manufacturing facility in Hampton, Iowa. See Note 8.

The overall effective income tax rate for the third quarter of Fiscal 2011 was a benefit of 94.6 percent as a result of a reduction in the estimated annual effective tax rate. During the quarter, the estimated annual effective tax rate decreased most notably as a result of the tax-exempt interest income in relation to projected pre-tax income, the sale of CCMF and the increase to the NOL carryforward from the finalization and filing of the Fiscal 2010 federal and state tax returns. Our tax benefit of 68.2 percent in the third quarter of Fiscal 2010 related to settlements of uncertain tax positions with various taxing jurisdictions and other adjustments to uncertain tax positions, as well as other tax planning initiatives occurring during the quarter.

Net income was $1.2 million, or $0.04 per diluted share, for the third quarter of Fiscal 2011, compared to a net income of $6.0 million, or $0.21 per diluted share, for the third quarter of Fiscal 2010. See Note 15.

Nine Months Compared to the Comparable Nine Months Last Year

The following is an analysis of changes in key items included in the consolidated statements of operations:

	Nine Months Ended
(In thousands, except percent and per share data)	May 28, 2011	% of Revenues*	May 29, 2010	% of Revenues*	Increase (Decrease)	% Change
Net revenues	$365,872	100.0%	$326,359	100.0%	$39,513	12.1%
Cost of goods sold	334,646	91.5%	311,296	95.4%	23,350	7.5%
Gross profit	31,226	8.5%	15,063	4.6%	16,163	107.3%
Selling	10,129	2.8%	9,438	2.9%	691	7.3%
General and administrative	11,623	3.2%	10,056	3.1%	1,567	15.6%
Assets held for sale impairment and (gain), net	(39)	0.0%	—	—	(39)	NMF
Total operating expenses	21,713	5.9%	19,494	6.0%	2,219	11.4%
Operating income (loss)	9,513	2.6%	(4,431)	(1.4)%	13,944	314.7%
Other non-operating income	550	0.2%	289	0.1%	261	90.3%
Income (loss) before income taxes	10,063	2.8%	(4,142)	(1.3)%	14,205	343.0%
Provision (benefit) for taxes	1,767	0.5%	(9,496)	(2.9)%	11,263	118.6%
Net income	$8,296	2.3%	$5,354	1.6%	$2,942	54.9%

Diluted income per share	$0.28		$0.18		$0.10	55.6%
Fully diluted average shares outstanding	29,135		29,097
* Percentages may not add due to rounding differences.

Unit deliveries and ASP, net of discounts, consisted of the following:

	Nine Months Ended
(In units)	May 28, 2011	Product Mix*	May 29, 2010	Product Mix*	Increase (Decrease)	% Change
Motor homes:
Class A gas	1,145	34.6%	1,030	31.5%	115	11.2%
Class A diesel	692	20.9%	707	21.6%	(15)	(2.1)%
Total Class A	1,837	55.5%	1,737	53.1%	100	5.8%
Class B	2	0.1%	202	6.2%	(200)	(99.0)%
Class C	1,468	44.4%	1,330	40.7%	138	10.4%
Total deliveries	3,307	100.0%	3,269	100.0%	38	1.2%

ASP (in thousands)	$101		$95		$6	6.9%

Towables:
Fifth wheel	115	28.0%
Travel trailer	296	72.0%
Total towable deliveries	411	100.0%

ASP (in thousands)	$21
* Percentages may not add due to rounding differences.

Net revenues for the first nine months of Fiscal 2011 increased $39.5 million, or 12.1 percent, compared to the first nine months of Fiscal 2010, due to the following:

•
Pricing and mix: Our motor home ASP increased 6.9 percent. This increase was primarily due to a shift to higher-priced product as our sales mix was more heavily weighted to higher-priced Class A product.

•	Volume increase: motor home deliveries increased by 1.2 percent.

•
Other deductions from gross revenues: Our retail and other promotional incentives decreased 1.1 percent (as a percent of net revenues). In the prior year, we had more retail incentive programs in place to help stimulate retail demand to move aged units at our dealers.

•	Non-motor home revenues: we had Towables product and parts revenues of $9.0 million. Revenues for motor home parts and services and other manufactured parts increased $1.8 million or 7.4 percent.

Cost of products sold was $334.6 million, or 91.5 percent of net revenues for the first nine months of Fiscal 2011 compared to $311.3 million, or 95.4 percent of net revenues for the comparable period a year ago due to the following:

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

•
Cost of goods sold was negatively affected by $1.2 million LIFO expense compared to $34,000 LIFO income last year. This increase is due to significantly higher inventory levels this year. This increase in LIFO expense unfavorably impacted our material, labor, variable overhead and fixed overhead costs as a percentage of net revenues.

•
Variable costs (material, labor, variable overhead, delivery, and warranty) as a percent of net revenues decreased to 83.2 percent from 85.9 percent last year due to the mix of higher priced Class A motor homes sold and the positive results of the physical inventory in Fiscal 2011. Partially offsetting these positive items was increased commodity inflation this year.

•
Fixed overhead (manufacturing support labor, depreciation and facility costs) and research and development-related costs were 8.3 percent of net revenues compared to 9.5 percent last year. This difference was due to higher absorption of fixed costs as a result of higher production volume.

Gross profit increased from 4.6 percent of net revenues in the first nine months of Fiscal 2010 to 8.5 percent of net revenues in the first nine months of Fiscal 2011. Excluding the effect of the physical inventory adjustment in Fiscal 2011, gross profit would have been 7.6 percent.

Selling expenses increased $691,000, or 7.3 percent, during the first nine months of Fiscal 2011 and, as a percentage of net revenues were 2.8 percent and 2.9 percent for the first nine months of Fiscal 2011 and Fiscal 2010, respectively. The expense increase was due primarily to operating expenses associated with Towables.

General and administrative expenses increased $1.6 million, or 15.6 percent, during the first nine months of Fiscal 2011 and, as a percentage of net revenues were 3.2 percent and 3.1 percent for the first nine months of Fiscal 2011 and Fiscal 2010, respectively. The expense increase was due primarily to increases in legal expenses of $969,000 due to increased lemon law activity and also costs associated with the pursuit of a trademark infringement case. We also had increased employee-related expenses and Towables operating expenses during the first nine months of Fiscal 2011.

In the first quarter of Fiscal 2011 we realized a gain of $644,000 on the sale of CCMF, one of our assets held for sale. An impairment of $605,000 was recorded in the third quarter of Fiscal 2011 on our Hampton facility. See Note 8.

Non-operating income increased $261,000 during the first nine months of Fiscal 2011. This difference is primarily the result of incurring a one-time expense of $375,000 in Fiscal 2010 to terminate a credit and security agreement with Wells Fargo. We also received proceeds from company owned life insurance policies during the first nine months of Fiscal 2011, partially offset by lower investment income.

The overall effective income tax rate for the first nine months of Fiscal 2011 was 17.6 percent compared to a benefit of 229.3 percent for the first nine months of Fiscal 2010. Most notably, our effective tax rate for the first nine months of Fiscal 2011 was positively affected by the tax-exempt interest income in relation to projected pre-tax income, the sale of CCMF, and the utilization of the NOL carryforward created as a result of finalization and filing of our Fiscal 2010 federal and state tax returns. The sale of CCMF resulted in a positive impact on our annual effective rate by approximately 5.4 percent, as this transaction resulted in a tax loss even though we incurred a gain for accounting purposes. The utilization of the Fiscal 2010 NOL carryforward results in a reduction of our estimated annual effective tax rate by approximately 3.4 percent. Our tax benefit of 229.3 percent in the first nine months of Fiscal 2010 related mostly to the carryback of Fiscal 2009 losses due to a tax law change. During the first quarter of Fiscal 2010, the President of the United States signed into law the Worker, Homeownership, and Business Assistance Act of 2009, which expanded the NOL carryback period from two to five years, which allowed us to carryback all Fiscal 2009 NOL. As a result, we recorded a tax benefit of $4.8 million in Fiscal 2010 and reduced the associated valuation allowance due to this beneficial tax law change. In the first nine months of Fiscal 2010 we also recorded benefits related to settlements and other adjustments to uncertain tax positions as well as other tax planning initiatives.

Net income was $8.3 million, or $0.28 per diluted share, for the first nine months of Fiscal 2011 compared to $5.4 million or $0.18 per diluted share, for the first nine months of Fiscal 2010. See Note 15.

Analysis of Financial Condition, Liquidity and Resources

Cash and cash equivalents totaled $65.2 million and $74.7 million as of May 28, 2011 and August 28, 2010, respectively.

Significant liquidity events in the first nine months of Fiscal 2011 include:

•	Net income of $8.3 million.

•	Net proceeds of $3.7 million due to the sale of CCMF.

•	ARS redemptions at par of $6.5 million. We have $11.2 million ARS at par value classified as long-term investments and $250,000 classified as short-term investments as of May 28, 2011. See Note 6.

•	Purchase of Towables for $4.7 million, net of cash acquired. See Note 4.

•	Increases in inventories as noted in the consolidated statement of cash flows of $30.1 million, primarily due to increases in finished goods and chassis inventory.

We also have in place a loan agreement providing for a $20.0 million revolving credit facility, as described in further detail in Note 10, which allows us to borrow up to $12.5 million without financial covenant restrictions if there is adequate asset coverage. We had sufficient asset coverage in accounts receivable and inventory as of May 28, 2011 to access the entire $12.5 million. The facility also includes a framework to expand the size of the facility up to $50.0 million, based on mutually agreeable covenants to be determined at the time of expansion. This potential additional borrowing capacity may be beneficial to us if inventory levels need to substantially increase rapidly as a result of product demand. No borrowings have been made under the Loan Agreement as of the date of this report.

We filed a Registration Statement on Form S-3, which was declared effective by the SEC on March 31, 2010. Subject to market conditions, we have the ability to offer and sell up to $35 million of our common stock in one or more offerings pursuant to the Registration Statement. The Registration Statement will be available for use for three years from the effective date. We currently have no plans to offer and sell the common stock registered under the Registration Statement; however, it does provide another source of liquidity in addition to the alternatives already in place.

Working capital at May 28, 2011 and August 28, 2010 was $109.4 million and $91.3 million, respectively, an increase of $18.1 million. We currently expect cash on hand, funds generated from operations (if any) and the availability under the credit facility to be sufficient to cover both short-term and long-term operation requirements. We anticipate capital expenditures during the balance of Fiscal 2011 of approximately $500,000, primarily for manufacturing equipment and facilities which will be funded with cash on hand.

Operating Activities
Cash used in operating activities was $14.1 million for the nine months ended May 28, 2011, compared to cash provided by operating activities of $36.8 million for the nine months ended May 29, 2010. The combination of net income and non-cash items (primarily depreciation, amortization, asset impairment, LIFO expense, and stock-based compensation) provided $15.4 million of operating cash compared to $10.6 million in the prior year period. However, this cash inflow of $14.8 million was more than offset by the increase in inventories of $30.1 million in the nine months ended May 28, 2011. In Fiscal 2010, the changes in assets and liabilities (primarily income tax refunds and inventory reductions) provided an additional $26.3 million operating cash.

Investing Activities
Cash provided by investing activities was due primarily to ARS redemptions of $6.5 million and proceeds of $4.0 million from the sale of property ($3.7 million related to the sale of CCMF), partially offset by the acquisition of Towables for $4.7 million and capital spending of $1.6 million in the nine months ended May 28, 2011. During the nine months ended May 29, 2010, cash provided by investing activities was due primarily to ARS redemptions of $12.9 million, partially offset by capital spending of $1.5 million.

Financing Activities
Cash provided by financing activities was $178,000 for the nine months ended May 28, 2011. Cash used in financing activities of $8.7 million in the nine months ended May 29, 2010 was primarily due to a payment on our borrowings on our ARS portfolio of $8.5 million.

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

Revenues from the sales of our Original Equipment Manufacturing (OEM) and recreation vehicle related parts are recorded as the products are shipped from our locations. The title of ownership transfers on these products as they leave our locations due to the freight terms of F.O.B. - Origin.

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

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our loss reserve for repurchase commitments. A hypothetical change of a 10 percent increase or decrease in our significant repurchase commitment assumptions at May 28, 2011 would have affected net income by approximately $190,000.

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

We have market risk exposure to our ARS, which is described in further detail in Note 6.

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

Item 2. Unregistered Sales of Equity Securities and Use of Funds

On December 19, 2007, the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $60 million. There is no time restriction on this authorization. During the third quarter of Fiscal 2011, there were no shares repurchased pursuant to this authorization or otherwise. As of May 28, 2011, there was approximately $59.2 million remaining under this authorization to be used for future repurchases of our common stock.

Item 6. Exhibits

10.1 Winnebago Industries, Inc. 2004 Incentive Compensation Plan, as amended.

31.1    Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated July 1, 2011.
31.2    Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated July 1, 2011.
32.1    Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated July 1, 2011.
32.2    Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated July 1, 2011.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.
(Registrant)

Date	July 1, 2011	/s/ Randy J. Potts
Randy J. Potts
Chief Executive Officer and President
(Principal Executive Officer)

Date	July 1, 2011	/s/ Sarah N. Nielsen
Sarah N. Nielsen
Chief Financial Officer (Principal Financial Officer)