Form 10-K
period 2011-08-27
WINNEBAGO INDUSTRIES INC
filed 2011-10-25
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended August 27, 2011; or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________________ to _______________________

Commission File Number 001‑06403

WINNEBAGO INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Iowa	42-0802678
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

P.O. Box 152, Forest City, Iowa	50436
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (641) 585‑3535
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($.50 par value)	The New York Stock Exchange, Inc.
Chicago Stock Exchange, Inc.
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒.
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
Large Accelerated Filer ☐      Accelerated Filer ☒       Non-accelerated filer ☐    Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Aggregate market value of the common stock held by non-affiliates of the registrant: $411,046,818 (28,906,246 shares at the closing price on the New York Stock Exchange of $14.22 on February 25, 2011).
Common stock outstanding on October 4, 2011: 29,137,648 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement relating to the registrant's December 2011 Annual Meeting of Shareholders, scheduled to be held December 13, 2011, are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K where indicated.

Winnebago Industries, Inc.
2011 Form 10-K Annual Report

ii

WINNEBAGO INDUSTRIES, INC.
FORM 10‑K
Report for the Fiscal Year Ended August 27, 2011
Forward-Looking Information
Certain of the matters discussed in this Annual Report on Form 10-K are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. A number of factors could cause actual results to differ materially from these statements, including, but not limited to, increases in interest rates, availability of credit, low consumer confidence, significant increase in repurchase obligations, inadequate liquidity or capital resources, availability and price of fuel, a further or continued slowdown in the economy, availability of chassis and other key component parts, sales order cancellations, slower than anticipated sales of new or existing products, new product introductions by competitors, the effect of global tensions, integration of operations relating to mergers and acquisitions activities and other factors which may be disclosed throughout this Annual Report on Form 10-K. Although we believe that the expectations reflected in the "forward-looking statements" are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these "forward-looking statements," which speak only as of the date of this report. We undertake no obligation to publicly update or revise any "forward-looking statements," whether as a result of new information, future events or otherwise, except as required by law or the rules of the New York Stock Exchange.

PART I

Item 1. Business

General
The "Company," "Winnebago Industries," "we," "our" and "us" are used interchangeably to refer to Winnebago Industries, Inc. and its subsidiary, Winnebago of Indiana, LLC, as appropriate in the context.
Winnebago Industries, Inc., headquartered in Forest City, Iowa, is a leading United States manufacturer of recreation vehicles (RV) used primarily in leisure travel and outdoor recreation activities. We sell motor homes through independent dealers under the Winnebago, Itasca and Era brand names.
On December 29, 2010, through a newly formed, wholly-owned subsidiary, Winnebago of Indiana, LLC ("Towables"), also doing business as Winnebago Industries Towables, we purchased substantially all of the assets of SunnyBrook RV, Inc. ("SunnyBrook"), a manufacturer of travel trailers and fifth wheel recreation vehicles. SunnyBrook, located in Middlebury, Indiana, was purchased for $4.7 million, net of cash acquired. We sell travel trailer and fifth wheel RVs primarily under the SunnyBrook brand name. Beginning in the fourth quarter of Fiscal 2011, we also began selling travel trailers under the Winnebago brand name.
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
Available Information
Our website, located at www.winnebagoind.com, provides additional information about us. On our website, you can obtain, free of charge, this and prior year Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all of our other filings with the Securities and Exchange Commission ("SEC"). Our recent press releases are also available on our website. Our website also contains important information regarding our corporate governance practices. Information contained on our website is not incorporated into this Annual Report on Form 10-K.

Principal Products
Net revenues by major product classes were as follows:

	Year Ended (1)
(In thousands)	August 27, 2011		August 28, 2010		August 29, 2009		August 30, 2008		August 25, 2007
Motor homes (2)	$443,232	89.3%	$415,277	92.4%	$178,619	84.5%	$555,671	91.9%	$815,895	93.8%
Towables (3)	16,712	3.4%	—	—%	—	—%	—	—%	—	—%
Motor home parts and services	13,105	2.6%	13,655	3.0%	12,559	5.9%	16,923	2.8%	16,413	1.9%
Other manufactured products	23,369	4.7%	20,552	4.6%	20,341	9.6%	31,758	5.3%	37,844	4.3%
Total net revenues	$496,418	100.0%	$449,484	100.0%	$211,519	100.0%	$604,352	100.0%	$870,152	100.0%

(1)	The fiscal year ended August 30, 2008 contained 53 weeks; all other fiscal years contained 52 weeks.

(2)	Motor home unit revenue less discounts, sales promotions and incentives, and accrued loss on repurchase adjustments.

(3)	Includes towable units and parts.

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

•
Class B models are panel-type vans to which sleeping, kitchen, and/or toilet facilities are added. These models may also have a top extension to provide more headroom. We manufacture Class B motor homes with diesel engines.

•
Class C models are motor homes built on van-type chassis onto which the motor home manufacturer constructs a living area with access to the driver's compartment. We manufacture Class C motor homes with gas and diesel engines.

We manufacture and sell Class A and C motor homes under the Winnebago and Itasca brand names and Class B motor homes under the Era brand name. Our product offerings for the 2012 model year are as follows:

Type	Winnebago	Itasca	Era
Class A (gas)	Vista, Sightseer, Adventurer	Sunstar, Sunova, Suncruiser
Class A (diesel)	Via, Journey, Tour	Reyo, Meridian, Ellipse
Class B			Era
Class C	Access, Access Premier, Aspect, View, View Profile	Impulse, Impulse Silver, Cambria, Navion, Navion iQ
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
Our Class A and C motor homes are sold by dealers in the retail market with manufacturer's suggested retail prices ranging from approximately $69,000 to $356,000, depending on size and model, plus optional equipment and delivery charges. Our motor homes range in length from 24 to 42 feet.
Unit sales of our motor homes for the last five fiscal years were as follows:

	Year Ended (1)
Units	August 27, 2011		August 28, 2010		August 29, 2009		August 30, 2008		August 25, 2007
Class A	2,436	55.4%	2,452	55.3%	822	37.4%	3,029	47.3%	5,031	53.1%
Class B	103	2.3%	236	5.3%	149	6.8%	140	2.2%	—	—%
Class C	1,856	42.2%	1,745	39.4%	1,225	55.8%	3,238	50.5%	4,438	46.9%
Total motor homes	4,395	100.0%	4,433	100.0%	2,196	100.0%	6,407	100.0%	9,469	100.0%

(1)	The fiscal year ended August 30, 2008 contained 53 weeks; all other fiscal years contained 52 weeks.
Towable RVs. A towable is a non-motorized vehicle that connects to a ball hitch mounted on the tow vehicle and is used as temporary living quarters for recreational travel. We manufacture and sell conventional travel trailers which are towed by means of a hitch attached to the frame of the towing vehicle and fifth wheel trailers which are constructed with a raised forward section that is connected to the vehicle with a special fifth wheel hitch.
Our towable product offerings for the 2012 model year are as follows:

Type	Sunnybrook	Winnebago
Travel trailer	Bristol Bay, Brookside, Harmony, Raven, Sunset Creek, Sunset Creek Sport	Winnebago One
Fifth wheel	Bristol Bay, Brookside, Harmony, Raven	Winnebago Lite Five
Our travel trailers and fifth wheels are sold by dealers in the retail market with manufacturer's suggested retail prices ranging from approximately $16,000 to $48,000, depending on size and model, plus optional equipment and delivery charges. Our towables range in length from 18 to 37 feet. All new units purchased receive a comprehensive 12-month warranty. Unit sales of our towables for Fiscal 2011 were 575 travel trailers and 194 fifth wheels.
Motor Home Parts and Services. Motor home parts and service activities represent revenues generated by service work we perform for retail customers at our Forest City, Iowa facility and parts we sell to our dealers. As of August 27, 2011, our parts inventory was approximately $2.3 million and is located in a 450,000-square foot warehouse with what we believe to be the most sophisticated distribution and tracking system in the industry. Our competitive strategy is to provide proprietary manufactured parts through our dealer network, which we believe increases customer satisfaction and the value of our motor homes.
Other Manufactured Products. We manufacture aluminum extrusions which are sold to approximately 80 customers. To a limited extent, we manufacture other component parts sold to outside manufacturers. We also manufacture commercial vehicles which are motor home shells, primarily custom designed for the buyer's special needs and requirements, such as law enforcement command centers and mobile medical and dental clinics. These commercial vehicles are sold through our dealer network.

Production
We generally produce motor homes and towables to order from dealers. We have the ability to increase our capacity by scheduling overtime and/or hiring additional production employees or to decrease our capacity through the use of shortened workweeks and/or reducing head count. We have long been known as an industry leader in innovation as each year we introduce new or redesigned products. These changes generally include new floor plans and sizes as well as design and decor modifications.
Our motor homes are produced in the state of Iowa at two different campuses. Our Forest City facilities have been designed to provide vertically integrated production line manufacturing. We also operate an assembly plant and a cabinet products manufacturing facility in Charles City, Iowa. Our motor home bodies are made from various materials and structural components which are typically laminated into rigid, lightweight panels. Body designs are developed with computer design and analysis and subjected to a variety of tests and evaluations to meet our standards and requirements. We manufacture a number of components utilized in our motor homes, with the principal exceptions being chassis, engines, generators and appliances.
Most of our raw materials such as steel, aluminum, fiberglass and wood products are obtainable from numerous sources. Certain parts, especially motor home chassis, are available from a small group of suppliers. We are currently purchasing Class A and C chassis from Ford Motor Company, Mercedes-Benz USA (a Daimler company) and Mercedes-Benz Canada (a Daimler company) and Class A chassis from Freightliner Custom Chassis Corporation (a Daimler company). Class B chassis are purchased from Mercedes-Benz USA and Mercedes-Benz Canada. In Fiscal 2011, only three vendors, Ford Motor Company, Freightliner Custom Chassis Corporation and Mercedes-Benz (USA and Canada combined) individually accounted for more than 10% of our raw material purchases and approximating 46% in the aggregate.

Our towables are produced at an assembly plant located in Middlebury, Indiana. The majority of components are comprised of frames, appliances and furniture and are purchased from suppliers.
Backlog
As of August 27, 2011, we had a backlog for our motor homes of 681 units with an approximate revenue value of $74.7 million. In comparison as of August 28, 2010, our backlog was 818 units with an approximate revenue value of $82.8 million. As of August 27, 2011, we had a backlog for our towables of 293 units with an approximate revenue value of $6.7 million. A more detailed description of our motor home and towable order backlog is included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Distribution and Financing
We market our recreation vehicles on a wholesale basis to a diversified independent dealer organization located throughout the United States and, to a limited extent, in Canada. Foreign sales, including Canada, were 10% or less of net revenues during each of the past three fiscal years. See Note 15 to our Financial Statements of this Annual Report on Form 10-K.
As of August 27, 2011 and August 28, 2010, our motor home dealer organization in the United States and Canada included approximately 225 and 230 dealer locations, respectively. We have a number of dealers that carry our Winnebago, Itasca and Era brands; we count each motor home dealer location only once regardless of how many of our brands are offered at each such dealer location. Our towable dealer organization consisted of 172 dealer locations as of August 27, 2011 across the United States and Canada. Many of our towable dealerships also carry more than one of the towable product lines, but each dealership is counted only once in the number of towable dealer locations. During Fiscal 2011, three dealer organizations accounted for approximately 26% of our net revenues. One of our dealer organizations, FreedomRoads, LLC, accounted for 18% of our net revenue, as they sold our products in 43 of their dealership locations across 23 U.S. states.
We have sales and service agreements with dealers which generally have a term of ten years but are subject to annual review. Many of the dealers are also engaged in other areas of business, including the sale of automobiles, trailers or boats, and many dealers carry one or more competitive lines of recreation vehicles. We continue to place high emphasis on the capability of our dealers to provide complete service for our recreation vehicles. Dealers are obligated to provide full service for owners of our recreation vehicles or, in lieu thereof, to secure such service from other authorized providers.
We advertise and promote our products through national RV magazines, the distribution of product brochures, the Go RVing national advertising campaign sponsored by RVIA, direct-mail advertising campaigns, various national promotional opportunities and on a local basis through trade shows, television, radio and newspapers, primarily in connection with area dealers.
Recreation vehicle sales to dealers are made on cash terms. Most dealers are financed on a "floorplan" basis under which a bank or finance company lends the dealer all, or substantially all, of the purchase price, collateralized by a security interest in the merchandise purchased. As is customary in the recreation vehicle industry, we typically enter into a repurchase agreement with a lending institution financing a dealer's purchase of our product upon the lending institution's request and after completion of a credit check of the dealer involved. Our repurchase agreements provide that for up to 18 months after a unit is financed, in the event of default by the dealer on the agreement to pay the lending institution and repossession of the unit(s) by the lending institution, we will repurchase the financed merchandise. Our maximum exposure for repurchases varies significantly from time to time, depending upon general economic conditions, seasonal shipments, competition, dealer organization, gasoline availability and access to and the cost of financing. See Note 11.

Competition
The recreation vehicle market is highly competitive with many other manufacturers selling products which compete directly with our products. Some of our competitors are much larger than us most notably in the towable recreation vehicle market, which may provide them additional purchasing power. Also, some of our competitors went through Chapter 11 bankruptcy protection during calendar 2009 and their assets were purchased without many of their liabilities (e.g. warranty, product liability, workers' compensation), which we believe reduced their cost structure as compared to ours. The competition in the recreation vehicle industry is based upon design, price, quality and service of the products. We believe our principal competitive advantages are our brand strength, product quality and our service after the sale. We also believe that our motor home products have historically commanded a price premium as a result of these competitive advantages.

Seasonality

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
Our operations are subject to a variety of federal and state environmental laws and regulations relating to the use, generation, storage, treatment, emission and disposal of hazardous materials and wastes and noise pollution. Although we believe that we currently are in compliance with applicable environmental regulations in all material aspects, the failure by us to comply with present or future laws and regulations could result in fines being imposed on us, potential civil and criminal liability, suspension of production or operations, alterations to the manufacturing process or costly cleanup or capital expenditures, which could have a material adverse effect on our results of operations.

We have several registered trademarks which include: Access, Adventurer, Aspect, Cambria, Ellipse, Era, Impulse, Itasca, Journey, Meridian, Navion, Outlook, Reyo, Sightseer, Suncruiser, Sunova, Sunstar, Tour, Via, View, Vista, and Winnebago. We believe that our trademarks and trade names are significant to our business and we will vigorously protect them against infringement. We are not dependent upon any patents or technology licenses for the conduct of our business.

Research and Development
Research and development expenditures are expensed as incurred. During Fiscal 2011, 2010 and 2009, we spent approximately $3.3 million, $3.2 million and $3.3 million, respectively on research and development activities.

Human Resources
At the end of Fiscal 2011, 2010 and 2009, we employed approximately 2,130, 1,950 and 1,630 persons, respectively. None of our employees are covered under a collective bargaining agreement. We believe our relations with our employees are good.

Executive Officers of the Registrant

Name	Office (Year First Elected an Officer)	Age
Robert J. Olson (1)	Chairman of the Board (1996)	60
Randy J. Potts	Chief Executive Officer and President (2006)	52
Raymond M. Beebe	Vice President, General Counsel & Secretary (1974)	69
Robert L. Gossett	Vice President, Administration (1998)	60
Daryl W. Krieger	Vice President, Manufacturing (2010)	48
Roger W. Martin	Vice President, Sales and Marketing (2003)	51
Sarah N. Nielsen	Vice President, Chief Financial Officer (2005)	38
William J. O'Leary	Vice President, Product Development (2001)	62
Donald L. Heidemann	Treasurer and Director of Finance (2007)	39
(1) Director
Officers are elected annually by the Board of Directors. There are no family relationships between or among any of the Corporate Officers or Directors of the Company.
Mr. Olson has over 42 years of experience with Winnebago Industries. He was elected Chairman of the Board in May 2008. He served as Chief Executive Officer from May 2008 to June 2011, President from May 2007 to January 2011, Senior Vice President, Operations from January 2006 to May 2007, Vice President, Manufacturing, from August 1996 to January 2006.
Mr. Potts has over 28 years of experience with Winnebago Industries. He has been Chief Executive Officer since June 2011 and President since January 2011. Prior to that time, he served as Senior Vice President, Strategic Planning from November 2009 to June 2011, Vice President, Manufacturing from October 2006 to November 2009, Director of Manufacturing from February 2006 to October 2006 and as General Manager of Manufacturing Services from November 2000 to February 2006.
Mr. Beebe has over 37 years of experience with Winnebago Industries. He has been Vice President, General Counsel and Secretary since 1986.
Mr. Gossett has over 12 years of experience with Winnebago Industries. He has been Vice President, Administration since joining the Company in 1998.
Mr. Krieger has over 27 years of experience with Winnebago Industries. He has been Vice President, Manufacturing since May 2010. Prior to that time, he served as Director of Manufacturing from November 2009 to May 2010 and General Manager - Fabrication from February 2002 to November 2009.
Mr. Martin has over 17 years of experience with Winnebago Industries. He has been Vice President, Sales and Marketing since February 2003. He joined the Company as Director of Marketing in 1994.
Ms. Nielsen has six years of experience with Winnebago Industries. She has been Vice President and Chief Financial Officer since November 2005. Ms. Nielsen joined the Company in August 2005 as Director of Special Projects and Training. Prior to joining Winnebago Industries, she was employed as a senior audit manager at Deloite & Touche LLP, where she worked from 1995 to 2005. Ms. Nielsen is a Certified Public Accountant.
Mr. O'Leary has over 39 years of experience with Winnebago Industries. He has been Vice President, Product Development since 2001.
Mr. Heidemann has four years of experience with Winnebago Industries. He was elected to the position of Treasurer in August 2007 and has been Director of Finance since August 2011.  Prior to joining Winnebago Industries, Mr. Heidemann served in various treasury positions for Select Comfort Corporation from 2003 to July 2007 and served in various treasury positions for Rent-A-Center Incorporated from 1998 to 2003.

Item 1A. Risk Factors
The following risk factors should be considered carefully in addition to the other information contained in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face, but represent the most significant risk factors that we believe may adversely affect the RV industry and our business, operations or financial position. Additional risks and uncertainties, not presently known to us also may impact our business operations and financial condition.
Risks Related to Our Business
Competition
The market for recreation vehicles is very competitive. Competition in this industry is based upon price, design, value, quality and service. There can be no assurance that existing or new competitors will not develop products that are superior to our recreation vehicles or that achieve better consumer acceptance, thereby adversely affecting market share, sales volume and profit margins. Some of our competitors are much larger than us, most notably in the towable recreation vehicle market, which may provide them additional purchasing power. Also, some of our competitors went through Chapter 11 bankruptcy proceedings and their assets were purchased without many of their liabilities (e.g. warranty, product liability, workers' compensation) which we believe lowered their cost structure as compared to ours. These competitive pressures could have a material adverse effect on our results of operations.
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

Credit Availability and Interest Rates to Dealers and Retail Purchasers
Our business is affected by the availability and terms of the financing to dealers. Generally, recreation vehicle dealers finance their purchases of inventory with financing provided by lending institutions. Two financial flooring institutions held 67% of our total financed dealer inventory dollars that were outstanding at August 27, 2011. In the event that either or both of these lending institutions limit or discontinue dealer financing, we could experience a material adverse effect on our results of operations. Our business is also affected by the availability and terms of financing to retail purchasers. Retail buyers purchasing a motor home or towable may elect to finance their purchase through the dealership or a financial institution of their choice. Substantial increases in interest rates or decreases in the general availability of credit for our dealers or for the retail purchaser may have an adverse impact upon our business and results of operations.
Maintaining Adequate Liquidity and Capital Resources
Although we have historically generated revenues from our operations to pay operating expenses, make capital expenditures, buy back stock and pay cash dividends, our ability to continue to meet our cash requirements over the long term may be substantially more difficult. Due to challenging market conditions in the past few years, revenues generated from motor home sales have been significantly reduced from historical levels, further constraining our liquidity and capital resources. We have taken a number of steps, as discussed in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Analysis of Financial Condition, Liquidity and Resources" below, to maintain our cash position and ensure adequate liquidity. However, the continuation of reduced demand for our products could weaken our liquidity position and materially adversely affect net revenues available for anticipated cash needs. To the extent the initiatives we have undertaken are not successful or we are unable to successfully implement other alternative actions, our ability to cover both short-term and long-term operation requirements would be significantly adversely affected.
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
Integration of Acquisitions
In Fiscal 2011 we made an acquisition of a towable manufacturer. The integration and introduction of new models of recreation vehicles is important to our future growth. We may incur unexpected expenses and the acceptance of a new product line is uncertain. We may not be able to obtain efficiencies of scale in back office processes or obtain expected purchasing efficiencies via increased volume from mutual suppliers.
Potential Loss of a Large Dealer Organization
During Fiscal 2011, one of our dealer organizations, FreedomRoads, LLC, accounted for 18% of our net revenue, as they sold our products in 43 of their dealership locations across 23 U.S. states. The loss of this dealer organization could have a significant adverse effect on our business. In addition, deterioration in the liquidity or creditworthiness of FreedomRoads, LLC could negatively impact our sales and could trigger repurchase obligations under our repurchase agreements.
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
Prior to Fiscal 2009, our losses associated with repurchases had not been material. However, the substantial decrease in retail demand for recreation vehicles and tightened credit standards by lenders resulted in a significant increase in defaults by our dealers during Fiscal 2009. Defaults by our dealers decreased significantly in Fiscal 2010 and Fiscal 2011 from the defaults in Fiscal 2009 and the associated losses were not material. If we are obligated to repurchase a larger number of recreation vehicles in the future, this would increase our costs and could have a material adverse effect on our results of operations. (See Note 11.)
Fuel Availability and Price Volatility
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
Dependence on Suppliers
Most of our RV components are readily available from numerous sources. However, a few of our components are produced by a small group of quality suppliers. In the case of motor home chassis, Ford Motor Company, Freightliner Custom Chassis Corporation and Mercedes-Benz (USA and Canada) are our major suppliers. Our relationship with our chassis suppliers is similar to our other supplier relationships in that no special contractual commitments are engaged in by either party. Historically, chassis suppliers resort to an industry-wide allocation system during periods when supply is restricted. These allocations have been based on the volume of chassis previously purchased. Sales of motor homes rely on chassis and are affected accordingly. Decisions by our suppliers to decrease production, production delays, or work stoppages by the employees of such suppliers could have a material adverse effect on our ability to produce motor homes and ultimately, on the results of operations.
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
In addition to the costs associated with the contractual warranty coverage provided on our products, we also occasionally incur costs as a result of additional service actions not covered by our warranties, including product recalls and customer satisfaction actions. Although we estimate and reserve for the cost of these service actions, there can be no assurance that expense levels will remain at current levels or such reserves will continue to be adequate.
Product Liability
We are subject, in the ordinary course of business, to litigation including a variety of warranty, "Lemon Law" and product liability claims typical in the recreation vehicle industry. We have an insurance policy covering product liability, however, we are self-insured for a portion of product liability claims. We cannot be certain that our insurance coverage will be sufficient to cover all future claims against us, which may have a material adverse effect on our results of operations and financial condition. Any increase in the frequency and size of these claims, as compared to our experience in prior years, may cause the premium that we are required to pay for insurance to rise significantly. It may also increase the amounts we pay in punitive damages, not all of which are covered by our insurance. In addition, if these claims rise to a level of frequency or size that are significantly higher than similar claims made against our competitors, our reputation and business may be harmed.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our principal manufacturing, maintenance and service operations are conducted in multibuilding complexes owned or leased by us. The following sets forth our material facilities as of August 27, 2011:

Location	Facility Type/Use	# of Buildings	Owned or Leased	Square Footage
Forest City, Iowa	Manufacturing, maintenance, service and office	30	Owned	1,558,000
Forest City, Iowa	Warehouse	4	Owned	702,000
Charles City, Iowa	Manufacturing	2	Owned	161,000
Hampton, Iowa	Assets Held for Sale (Manufacturing)	2	Owned	135,000
Middlebury, Indiana	Manufacturing and office	4	Leased	277,000
		42		2,833,000
The facilities that we own in Forest City, Charles City and Hampton are located on approximately 500 acres of land. We lease 244,000 square feet of our warehouse facilities in Forest City to others. Most of our buildings are of steel or steel and concrete construction and are protected from fire with high‑pressure sprinkler systems, dust collector systems, automatic fire doors and alarm systems. We believe that our facilities and equipment are well maintained, in excellent condition and suitable for the purposes for which they are intended.
In January 2011, we entered into a five year lease agreement with FFT Land Management for real property consisting of four buildings and approximately 30 acres of land located in Middlebury, Indiana. The buildings are being utilized to manufacture towable trailers. See further discussion in Note 19.
Under terms of our credit facility, as further described in Note 8, we have encumbered substantially all of our real property for the benefit of the lender under such facility.

Item 3. Legal Proceedings
We are involved in various legal proceedings which are ordinary routine litigation incidental to our business, some of which are covered in whole or in part by insurance. We are not able to estimate the ultimate legal and financial liability with respect to this litigation. We believe, however, that while the final resolution of any such litigation may have an impact on our results for a particular reporting period, the ultimate disposition of such litigation will not have any material adverse effect on our financial position, results of operations or liquidity.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the New York and Chicago Stock Exchanges with the ticker symbol of WGO.
Below are the New York Stock Exchange high, low and closing prices of Winnebago Industries, Inc. common stock for each quarter of Fiscal 2011 and Fiscal 2010:

Fiscal 2011	High	Low	Close	Fiscal 2010	High	Low	Close
First Quarter	$12.25	$8.35	$10.54	First Quarter	$16.44	$10.67	$11.08
Second Quarter	16.60	10.20	14.22	Second Quarter	13.97	10.27	11.68
Third Quarter	15.77	11.25	11.52	Third Quarter	17.43	11.40	12.13
Fourth Quarter	11.74	6.31	7.14	Fourth Quarter	13.17	8.10	9.05

Holders
Shareholders of record as of October 4, 2011: 3,479
Dividends Paid Per Share
On October 15, 2008, our Board of Directors suspended future cash dividend payments in order to conserve capital and to maintain liquidity. As a result, no dividends have been paid since the first quarter of Fiscal 2009.
Our credit facility, as further described in Note 8, contains covenants that limit our ability, among other things, to pay cash dividends without the consent of Burdale Capital Finance, Inc., as Agent and the lenders thereunder, in their sole discretion.
Issuer Purchases of Equity Securities
On December 19, 2007, the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $60 million. There is no time restriction on this authorization. During Fiscal 2011, approximately 8,000 shares were repurchased under the authorization, at an aggregate cost of approximately $89,000. These shares were repurchased from employees who vested in Winnebago shares during the year and elected to pay their payroll tax via shares as opposed to cash. As of August 27, 2011, there was approximately $59.2 million remaining under this authorization. However, our credit facility, as further described in Note 8, contains covenants that limit our ability, among other things, except for limited redemptions of Winnebago Industries' common stock from employees, to make distributions or payments with respect to or purchases of Winnebago Industries' common stock without the consent of Burdale Capital Finance, Inc., as Agent and the lenders thereunder, in their sole discretion.
We did not purchase any shares of our common stock during the fourth quarter of Fiscal 2011.
Equity Compensation Plan Information
The following table provides information as of August 27, 2011 with respect to shares of our common stock that may be issued under our existing equity compensation plans:

	(a)		(b)	(c)
(Adjusted for the 2-for-1 Stock Split on March 5, 2004) Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in (a))
Equity compensation plans approved by shareholders	812,983	(1)	$28.84	2,962,731	(2)
Equity compensation plans not approved by shareholders (3)	119,896	(4)	13.97	—	(5)
Total	932,879		$26.93	2,962,731

(1)	This number includes 618,445 stock options granted under the 2004 Incentive Compensation Plan, as amended (the "Plan"). Also included are 194,538 options granted under the 1997 Stock Option Plan.

(2)	This number represents stock options available for grant under the Plan as of August 27, 2011. The Plan replaced the 1997 Stock Option Plan effective January 1, 2004. No new grants may be made under the 1997 Stock Option Plan. Any stock options previously granted under the 1997 Stock Option Plan will continue to be exercisable in accordance with their original terms and conditions.

(3)
Our sole equity compensation plan not previously submitted to our shareholders for approval is the Directors' Deferred Compensation Plan. The Board of Directors may terminate the Directors' Deferred Compensation Plan at any time. If not terminated earlier, the Directors' Deferred Compensation Plan will automatically terminate on June 30, 2013. For a description of the key provisions of the Directors' Deferred Compensation Plan, see the information in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 13, 2011 under the caption "Director Compensation," which information is incorporated by reference herein.

(4)
Represents shares of common stock issued to a trust which underlie stock units, payable on a one-for-one basis, credited to stock unit accounts as of August 27, 2011 under the Directors' Deferred Compensation Plan.

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

Performance Graph
The following graph compares our five-year cumulative total shareholder return (including reinvestment of dividends) with the cumulative total return on the Standard & Poor's 500 Index and a peer group. The peer group companies consisting of Thor Industries, Inc., Polaris Industries, Inc. and Brunswick Corporation were selected by us as they also manufacture recreation products. It is assumed in the graph that $100 was invested in our common stock, in the Standard & Poor's 500 Index and in the stocks of the peer group companies on August 26, 2006 and that all dividends received within a quarter were reinvested in that quarter. In accordance with the guidelines of the SEC, the shareholder return for each entity in the peer group index has been weighted on the basis of market capitalization as of each annual measurement date set forth in the graph.

	Base Period
Company/Index	8/26/06	8/25/07	8/30/08	8/29/09	8/28/10	8/27/11
Winnebago Industries, Inc.	100.00	99.23	42.24	43.69	34.03	26.85
S&P 500 Index	100.00	116.36	103.06	84.93	89.65	101.07
Peer Group	100.00	109.40	72.12	66.76	82.14	112.76

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

Executive Overview
Winnebago Industries, Inc. is a leading U.S. manufacturer of recreation vehicles with a proud history of manufacturing RV products for more than 50 years. We produce all of our motor homes in highly vertically integrated manufacturing facilities in the state of Iowa and we produce all travel trailer and fifth wheels ("towables products") in Indiana. We distribute our products through independent dealers throughout the United States and Canada, who then retail the products to the end consumer. We have been a leader in the industry with one of the highest retail market share in the U.S. of Class A and Class C motor homes combined for the past ten calendar years and through calendar 2011 year through August 2011 according to Statistical Surveys, Inc. (Statistical Surveys) reporting. We held the number three retail market share position in Canada for calendar 2010, which was approximately 15% of the size of the U.S. market for calendar 2010. The reduction in Class B retail market share reflected below is a result of our decision to discontinue the Era (Class B) product during model year 2011. We have subsequently reintroduced the Era in the 2012 model year and have begun shipping product to our dealers and believe that our retail market share will improve once the dealers are adequately stocked.
Our retail unit market share, as reported by Statistical Surveys, is as follows:

	Through August 31,		Calendar Year
US Retail Motorized:	2011	2010	2010	2009	2008
Class A gas	22.4%	23.0%	23.7%	22.9%	23.2%
Class A diesel	17.2%	13.5%	15.2%	11.4%	8.1%
Total Class A	20.2%	18.2%	19.5%	16.6%	15.3%
Class C	16.6%	17.3%	17.9%	22.7%	22.8%
Total Class A and C	18.5%	17.8%	18.8%	19.1%	18.3%

Class B	4.6%	17.6%	15.6%	18.1%	3.5%

	Through July 31,		Calendar Year
Canadian Retail Motorized:	2011	2010	2010	2009	2008
Class A gas	16.4%	14.8%	14.9%	13.8%	18.4%
Class A diesel	19.5%	9.9%	9.9%	7.0%	5.3%
Total Class A	17.6%	12.5%	12.6%	10.0%	12.4%
Class C	17.0%	14.9%	13.8%	9.5%	19.5%
Total Class A and C	17.3%	13.9%	13.2%	9.8%	15.7%

	Through August 31, 2011	Through July 31, 2011
Retail Towable:	U.S.	Canadian
Travel trailer	0.6%	0.3%
Fifth Wheel	0.4%	0.5%
Total Towables	0.6%	0.4%

Certain key metrics for our Class A, B and C motor homes are provided in the table below:

			As of Quarter End
(In units and presented in fiscal quarters)	Wholesale Deliveries	Retail Registrations	Dealer Inventory	Order Backlog
First quarter 2010	794	921	1,567	1,521
Second quarter 2010	1,109	654	2,022	1,159
Third quarter 2010	1,366	1,388	2,000	935
Fourth quarter 2010	1,164	1,120	2,044	818
Fiscal 2010	4,433	4,083

First quarter 2011	1,115	1,093	2,066	698
Second quarter 2011	909	796	2,179	957
Third quarter 2011	1,283	1,394	2,068	642
Fourth quarter 2011	1,088	1,198	1,958	681
Fiscal 2011	4,395	4,481
We saw improvement in Fiscal 2011 in nearly all aspect of our business, but most notably in our operating performance with operating income of $11.3 million as compared to $520,000 in the prior year. This improvement primarily occurred during the first two quarters of Fiscal 2011, but deteriorated during the second half of Fiscal 2011 due to a softening in the overall RV market and in the general economy. Our increased revenues in Fiscal 2011 allowed for greater absorption of our fixed costs and improved labor efficiencies, which had a favorable effect on our profit margins. The most significant reason for the increased motor home revenue was the increase to our average selling price. Our motor home average selling price increased 6.7% due to a stronger mix of higher-priced product sold, which has also positively impacted our margins. As evidenced in the table above, our retail registrations were up nearly 10% over the prior fiscal year.

As discussed in Item 1 and Note 2, on December 29, 2010, we purchased substantially all of the assets of SunnyBrook, a manufacturer of travel trailer and fifth wheel recreation vehicles located in Middlebury, Indiana. This transaction allowed us to enter the much larger towable segment of the recreation vehicle industry and provides us the potential for future growth opportunities. Fiscal 2011 was a year of investment in this operational segment as subsequent to the acquisition, we incurred operational losses of $1.5 million during the year in part related to the integration of systems, expansion of the distribution network and the development of a new Winnebago branded towable product line which includes the Winnebago One travel trailer and Lite Five fifth wheel trailer.

Industry Outlook
Key statistics for the motor home industry are as follows:

	U.S. and Canada Industry Class A, B & C Motor Homes
	Wholesale Shipments(1)					Retail Registrations(2)
	Calendar Year					Calendar Year
(In units)	2010		2009	Increase	Change	2010		2009	Increase	Change
First quarter	5,700		2,400	3,300	137.5%	4,900		4,800	100	2.1%
Second quarter	7,800		3,200	4,600	143.8%	8,300		7,100	1,200	16.9%
Third quarter	6,200		3,300	2,900	87.9%	6,000		5,800	200	3.4%
Fourth quarter	5,600		4,300	1,300	30.2%	4,600		4,200	400	9.5%
Total	25,300		13,200	12,100	91.7%	23,800		21,900	1,900	8.7%

(In units)	2011		2010	Increase(Decrease)	Change	2011		2010	Increase(Decrease)	Change
First quarter	6,900		5,700	1,200	21.1%	5,100		4,900	200	4.1%
Second quarter	7,800		7,800	—	—%	7,900		8,300	(400)	(4.8)%
July	1,700		1,900	(200)	(10.5)%	2,000		2,200	(200)	(9.1)%
August	1,900		2,300	(400)	(17.4)%	1,700	(4)	1,900	(200)	(10.5)%
September	1,800	(3)	2,000	(200)	(10.0)%		(5)	1,900
Fourth quarter	4,300	(3)	5,600	(1,300)	(23.2)%		(5)	4,600
Total	24,400	(3)	25,300	(900)	(3.6)%	16,700		23,800	(600)	(2.5)%

(1)	Class A, B and C wholesale shipments as reported by RVIA, rounded to the nearest hundred.

(2)	Class A, B and C retail registrations as reported by Statistical Surveys for the U.S. and Canada combined, rounded to the nearest hundred.

(3)	Based upon forecasted 2011 Class A, B and C wholesale shipments as reported by RVIA in the Roadsigns Fall 2011 issue.

(4)	U.S. retail registrations for Class A, B and C for August 2011. Canadian retail registrations are not yet available.

(5)	Statistical Surveys has not issued a projection for 2011 retail demand.

The size of the motorized retail market in Calendar 2009 and 2010 (under 25,000 units) was less than half of what the industry norms had been prior to the recession and thus far, retail registration trends in Calendar 2011 are not noticeably different than the prior year. RVIA, in its most recent Roadsigns publication, attributes the flat retail environment to the uncertainty about the job market, stagnating wages and depressed home values. RVIA also indicates that the last downturn was more severe than typical and that while the slowdown in the year ahead can be expected to be milder than average, it is unfortunately expected to be more long lasting. RVIA forecasts that motor home shipments in Calendar 2012 will be 23,200.

Key statistics for the towable industry are as follows:

	U.S. and Canada Travel Trailer & Fifth Wheel Industry
	Wholesale Shipments(1)					Retail Registrations(2)
	Calendar Year					Calendar Year
(In units)	2010		2009	Increase	Change	2010		2009	Increase	Change
First quarter	49,300		24,800	24,500	98.8%	31,100		28,900	2,200	7.6%
Second quarter	62,300		34,600	27,700	80.1%	69,400		60,000	9,400	15.7%
Third quarter	48,600		41,500	7,100	17.1%	57,200		49,900	7,300	14.6%
Fourth quarter	39,000		37,400	1,600	4.3%	28,300		25,300	3,000	11.9%
Total	199,200		138,300	60,900	44.0%	186,000		164,100	21,900	13.3%

(In units)	2011		2010	Increase(Decrease)	Change	2011		2010	Increase(Decrease)	Change
First quarter	54,200		49,300	4,900	9.9%	33,300		31,100	2,200	7.1%
Second quarter	66,000		62,300	3,700	5.9%	73,900		69,400	4,500	6.5%
July	15,100		16,600	(1,500)	(9.0)%	21,600		21,900	(300)	(1.4)%
August	18,100		18,200	(100)	(.5)%	16,100	(4)	19,400	(3,300)	(17.0)%
September	15,700	(3)	13,800	1,900	13.8%		(5)	15,900
Fourth quarter	39,700	(3)	39,000	700	1.8%		(5)	28,300
Total	208,800	(3)	199,200	9,600	4.8%	144,900		186,000	3,100	1.7%

(1)	Towable wholesale shipments as reported by RVIA, rounded to the nearest hundred.

(2)	Towable retail registrations as reported by Statistical Surveys for the U.S. and Canada combined, rounded to the nearest hundred.

(3)	Based upon forecasted 2011 Towable wholesale shipments as reported by RVIA in the Roadsigns Fall 2011 issue.

(4)	U.S. retail registrations for Class A, B and C for August 2011. Canadian retail registrations are not yet available.

(5)	Statistical Surveys has not issued a projection for 2011 retail demand.

The towable retail market has not been as negatively impacted in recent years as the motorized market. The size of the market is forecasted to be nearly nine times larger than the motorized market on a unit basis in Calendar 2011. This is primarily due to the fact that average price of a towable unit is considerably less than a motor home. RVIA forecasts that towable shipments in Calendar 2012 will be 206,500.

Company Outlook
Based on our profitable operating results in Fiscal 2011, we believe that we have demonstrated our ability to maintain our liquidity, cover operations costs, recover fixed assets, and maintain physical capacity at present levels. Now that we have entered into the towable market, we have the potential to grow revenues and earnings in a market significantly larger than the motorized market.
We believe retail sales will be the key driver to improvement of the recreation vehicle market. We also believe that future dealer buying patterns will continue to be primarily based on retail demand, thus dealers are expected to order approximately one new unit as one is retailed. Our viewpoint is that dealers post-recession are much more cautious about their level of inventory and are more focused on their retail turn rate than they were as a group pre-recession. We plan to continue to focus on those same metrics, closely reviewing the aging of dealer inventory and retail turns by product series. Consistent with our current practice, we will continue to adjust our weekly production rate up or down based on market demand. Negative factors that may hinder retail sales include the current low level of consumer confidence, continued high unemployment levels and uncertainty regarding fuel prices.
Impact of Inflation
Materials cost is the primary component in the cost of our products. In Fiscal 2011, we incurred modest increases in raw material and component costs. Historically, the impact of inflation on our operations has not been significantly detrimental, as we have usually been able to adjust our prices to reflect the inflationary impact on the cost of manufacturing our products. While we have historically been able to pass on these increased costs, in the event we are unable to continue to do so due to market conditions, future increases in manufacturing costs could have a material adverse effect on our results of operations.

Our unit order backlog was as follows:

	As Of
(In units)	August 27, 2011		August 28, 2010		(Decrease) Increase	% Change
Class A gas	230	33.8%	272	33.2%	(42)	(15.4)%
Class A diesel	177	26.0%	218	26.7%	(41)	(18.8)%
Total Class A	407	59.8%	490	59.9%	(83)	(16.9)%
Class B	71	10.4%	—	—%	71	100.0%
Class C	203	29.8%	328	40.1%	(125)	(38.1)%
Total motor home backlog(1)	681	100.0%	818	100.0%	(137)	(16.7)%

Travel trailer	187	63.8%
Fifth wheel	106	36.2%
Total towable backlog(1)	293	100.0%

Approximate backlog revenue
in thousands
Motor home	$74,704		$82,773		$(8,069)	(9.7)%
Towable	$6,669

(1)
We include in our backlog all accepted purchase orders from dealers to be shipped within the next six months. Orders in backlog can be canceled or postponed at the option of the dealer at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Results of Operations
Fiscal 2011 Compared to Fiscal 2010
The following is an analysis of changes in key items included in the statements of operations for the fiscal year ended August 27, 2011 compared to the fiscal year ended August 28, 2010:

	Year Ended
(In thousands, except percent and per share data)	August 27, 2011	% of Revenues(1)	August 28, 2010	% of Revenues(1)	Increase (Decrease)	% Change
Net revenues	$496,418	100.0%	$449,484	100.0%	$46,934	7.9%
Cost of goods sold	456,664	92.0%	423,217	94.2%	33,447	7.9%
Gross profit	39,754	8.0%	26,267	5.8%	13,487	51.3%

Selling	14,251	2.9%	12,724	2.8%	1,527	12.0%
General and administrative	14,263	2.9%	13,023	2.9%	1,240	9.5%
Assets held for sale impairment and (gain), net	(39)	—%	—	—%	(39)	NMF
Operating expenses	28,475	5.7%	25,747	5.7%	2,728	10.6%

Operating income	11,279	2.3%	520	0.1%	10,759	NMF
Non-operating income	658	0.1%	222	—%	436	196.4%
Pre-tax income	11,937	2.4%	742	0.2%	11,195	NMF
Provision (benefit) for taxes	94	—%	(9,505)	(2.1)%	9,599	(101.0)%
Net income	$11,843	2.4%	$10,247	2.3%	$1,596	15.6%
Diluted income per share	$0.41		$0.35		$0.06	17.1%
Diluted average shares outstanding	29,148		29,101
(1) Percentages may not add due to rounding differences.

Unit deliveries and average sales price (ASP), net of discounts, consisted of the following:

	Year Ended
(In units)	August 27, 2011	Product Mix % (1)	August 28, 2010	Product Mix % (1)	Increase(Decrease)	% Change
Motor homes:
Class A gas	1,518	34.5%	1,483	33.4%	35	2.4%
Class A diesel	918	20.9%	969	21.9%	(51)	(5.3)%
Total Class A	2,436	55.4%	2,452	55.3%	(16)	(0.7)%
Class B	103	2.3%	236	5.3%	(133)	(56.4)%
Class C	1,856	42.2%	1,745	39.4%	111	6.4%
Total motor home deliveries	4,395	100.0%	4,433	100.0%	(38)	(0.9)%

ASP (in thousands)	$102		$96		$6	6.7%

Towables:
Travel trailer	575	74.8%
Fifth wheel	194	25.2%
Total towable deliveries	769	100.0%

ASP (in thousands)	$21
(1) Percentages may not add due to rounding differences.

Net revenues consisted of the following:

	Year Ended
(In thousands)	August 27, 2011		August 28, 2010		Increase (Decrease)	% Change
Motor homes (1)	$443,232	89.3%	$415,277	92.4%	$27,955	6.7%
Towables (2)	16,712	3.4%	—	—%	16,712	100.0%
Motor home parts and services	13,105	2.6%	13,655	3.0%	(550)	(4.0)%
Other manufactured products	23,369	4.7%	20,552	4.6%	2,817	13.7%
Total net revenues	$496,418	100.0%	$449,484	100.0%	$46,934	10.4%

(1)	Motor home unit revenue less discounts, sales promotions and incentives, and accrued loss on repurchase adjustments.

(2)	Includes towable units and parts.

The increase in motor home net revenues of $28.0 million or 6.7% was entirely attributed to an increase in motor home ASP, which was also 6.7%, as unit deliveries were essentially flat compared to Fiscal 2010. The increase in motor home ASP was primarily a result of more higher-priced Class A diesel units sold this year.

Towables revenues of $16.7 million were incremental in Fiscal 2011 and represented revenue since the SunnyBrook acquisition date of December 29, 2010.

Cost of goods sold was $456.7 million, or 92.0% of net revenues for Fiscal 2011 compared to $423.2 million, or 94.2% of net revenues for Fiscal 2010 due to the following:

•
Total variable costs (materials, direct labor, variable overhead, delivery expense and warranty), as a percent of net revenues, decreased to 84.0% this year from 85.2% last year which was primarily a result of increased sales volume. Also impacting our variable costs were the following two significant items:

◦
Our variable costs were positively impacted by an inventory adjustment as a result of the annual physical inventory performed in the second quarter of Fiscal 2011. The favorable adjustment was the result of lower actual inventory scrap and production material loss than recent historical experience, which had the effect of increasing gross profit and inventories by $3.5 million. Conversely, a negative inventory adjustment of $600,000 was recorded in the fourth quarter of Fiscal 2011 as a result of a Towables physical inventory. These adjustments in the aggregate favorably impacted our material, labor, variable overhead and fixed overhead costs by 0.6% as a percentage of net revenues.

◦
Our variable costs were unfavorably impacted by $2.1 million, or 0.4%, of net revenues this year due to last-in, first-out (LIFO) inventory expense, as compared to a LIFO inventory gain on liquidation of $783,000, or 0.2%, of net revenues last year. This increase is due to inflation and higher inventory levels this year.

•
Fixed overhead (manufacturing support labor, depreciation and facility costs) and research and development-related costs decreased to 8.0% of net revenues compared to 8.9% last year. With similar spending levels, the difference was due primarily to increased revenues this year.

•	All factors considered, gross profit increased to 8.0% of net revenues from 5.8% of net revenues.

Selling expenses increased $1.5 million, or 12.0%, in Fiscal 2011. The expense increase was primarily due to operating expenses associated with Towables and increases in advertising and wage-related expenses. As a percent of net revenues, selling expenses were 2.9% and 2.8% in Fiscal 2011 and Fiscal 2010, respectively.
General and administrative expenses increased $1.2 million, or 9.5%, in Fiscal 2011. This increase was due primarily to increases in wage-related expenses of $1.4 million and legal expenses of $1.1 million partially offset by a decrease in product liability expenses of $830,000. As a percent of net revenues, general and administrative expenses were flat year over year at 2.9%.
In the first quarter of Fiscal 2011 we realized a gain of $644,000 on the sale of an idled assembly facility in Charles City, Iowa, (CCMF) one of our assets held for sale. Conversely, an impairment of $605,000 was recorded in the third quarter of Fiscal 2011 on our Hampton facility. See Note 6.
Non-operating income increased $436,000 or 196.4%, in Fiscal 2011. This difference is primarily the result of incurring a one-time expense of $375,000 in Fiscal 2010 to terminate a credit and security agreement with Wells Fargo. We also received proceeds from company-owned life insurance (COLI) policies during Fiscal 2011, partially offset by lower investment income. See Note 13.
The overall effective income tax rate for this year was an expense of 0.8% compared to a benefit of 1,281.0% last year. The following table breaks down the two aforementioned tax rates:

	Year Ended
	August 27, 2011		August 28, 2010
(In thousands)	Amount	Effective Rate	Amount	Effective Rate
Tax expense on current operations	$2,596	21.7%	$667	89.9%
Valuation allowance decrease	(2,013)	(16.8)%	(5,456)	(735.3)%
Uncertain tax positions settlements and adjustments	(489)	(4.1)%	(3,195)	(430.6)%
Amended state tax returns and other items	—	—%	(1,521)	(205.0)%
Total provision (benefit) for taxes	$94	0.8%	$(9,505)	(1,281.0)%
Tax expense on current operations
The primary reason for the decrease in the overall effective tax expense rate on current operations is the relationship between our higher pre-tax income this year relative to the permanent financial accounting to taxable income (loss) adjustments for this year compared to last year. Significant permanent deductions are income tax credits and tax-free income from COLI and student loan-related tax exempt securities. For further discussion of income taxes (which includes a reconciliation of the U.S. statutory income tax rate to our effective tax rate), see Note 12.

Valuation allowance decrease
During the fourth quarter of Fiscal 2011, we re-established a portion of our deferred tax assets due to the taxable earnings achieved in Fiscal 2011 which increased the likelihood of realizing a portion of gross deferred tax assets in the future. This resulted in a tax benefit of $649,000 through the reduction of our valuation allowance. Also, the sale of CCMF resulted in a tax loss even though we incurred a gain for accounting purposes and we were able to utilize the associated deferred tax assets of $685,000 as a current tax deduction and reduce the related valuation allowance accordingly. We were also able to utilize net operating loss (NOL) and tax credit deferred tax assets established in the prior year of $479,000 due to taxable income earned in Fiscal 2011 and reduce the related valuation allowance accordingly.
At the end of Fiscal 2009, we had established a valuation allowance on all deferred tax assets and NOL carryforward assets associated with Fiscal 2009. In Fiscal 2010, the President of the United States signed into law the Worker, Homeownership, and Business Assistance Act of 2009, which expanded the carryback period from two to five years, allowing us to carryback all Fiscal 2009 NOL. As a result, we recorded a total tax benefit of $5.8 million in Fiscal 2010 and reduced the associated valuation allowance due to this beneficial tax law change. The remaining change in valuation allowance was a result of increases in other deferred tax assets, such as additional NOLs and tax credit carryforward deferred tax assets established during the year.
Uncertain tax positions settlements and adjustments
During Fiscal 2011, benefits of $489,000 were recorded as a result of adjustments to uncertain tax positions. During Fiscal 2010, benefits of $3.2 million were recorded as a result of favorable settlements with various taxing jurisdictions and other adjustments to uncertain tax positions. Of this amount, $1.7 million resulted from the reduction of reserves associated with unrecognized tax benefits as a result of a positive resolution of the federal Internal Revenue Service (IRS) tax audit on our income tax returns for Fiscal 2006 through Fiscal 2008. Benefits of $1.5 million were recorded a result of tax planning initiatives recognized during Fiscal 2010. For further discussion of income taxes, see Note 12.
Net income and diluted income per share were $11.8 million and $0.41 per share, respectively, for Fiscal 2011. In Fiscal 2010, the net income was $10.2 million and diluted income was $0.35 per share.

Fiscal 2010 Compared to Fiscal 2009
The following is an analysis of changes in key items included in the statements of operations for the fiscal year ended August 28, 2010 compared to the fiscal year ended August 29, 2009:

	Year Ended
(In thousands, except percent and per share data)	August 28, 2010	% of Revenues(1)	August 29, 2009	% of Revenues(1)	Increase (Decrease)	% Change
Net revenues	$449,484	100.0%	$211,519	100.0%	$237,965	112.5%
Cost of goods sold	423,217	94.2%	242,265	114.5%	180,952	74.7%
Gross profit (deficit)	26,267	5.8%	(30,746)	(14.5)%	57,013	(185.4)%

Selling	12,724	2.8%	12,616	6.0%	108	0.9%
General and administrative	13,023	2.9%	15,298	7.2%	(2,275)	(14.9)%
Asset impairment	—	—%	855	0.4%	(855)	(100.0)%
Operating expenses	25,747	5.7%	28,769	13.6%	(3,022)	(10.5)%

Operating income (loss)	520	0.1%	(59,515)	(28.1)%	60,035	(100.9)%
Non-operating income	222	—%	1,452	0.7%	(1,230)	(84.7)%
Pre-tax income (loss)	742	0.2%	(58,063)	(27.5)%	58,805	101.3%
(Benefit) provision for taxes	(9,505)	(2.1)%	20,703	9.8%	(30,208)	(145.9)%
Net income (loss)	$10,247	2.3%	$(78,766)	(37.2)%	$89,013	113.0%
Diluted income (loss) per share	$0.35		$(2.71)		$3.06	113.0%
Diluted average shares outstanding	29,101		29,051

(1)	Percentages may not add due to rounding differences.

Unit deliveries and ASP, net of discounts, consisted of the following:

	Year Ended
(In units)	August 28, 2010	Product Mix %	August 29, 2009	Product Mix %	Increase	% Change
Class A gas	1,483	33.4%	480	21.8%	1,003	209.0%
Class A diesel	969	21.9%	342	15.6%	627	183.3%
Total Class A	2,452	55.3%	822	37.4%	1,630	198.3%
Class B	236	5.3%	149	6.8%	87	58.4%
Class C	1,745	39.4%	1,225	55.8%	520	42.4%
Total deliveries	4,433	100.0%	2,196	100.0%	2,237	101.9%

ASP (in thousands)	$96		$87		$9	10.3%

Net revenues for Fiscal 2010 increased $238.0 million, or 112.5%, compared to Fiscal 2009 due to the following:

•	Volume: The primary reason for the net revenue increase was an increase of unit deliveries of 101.9%.

•
Pricing and mix: Our ASP increased 10.3%. This increase was primarily due to a shift in mix of more Class A motor homes, our higher-priced products. Class A products were 55.3% of our volume for Fiscal 2010 compared to 37.4% in Fiscal 2009. Our ASP also increased due to a significant reduction in product discounts in Fiscal 2010 due to improved market conditions.

•	Promotional incentives: Our retail and other incentives decreased significantly, a decrease of 2.5% (as a percentage of net revenues) due to improvement in the motor home market.

•
Repurchases: Our losses on repurchases of motor homes were lower in Fiscal 2010, also a result of improvement in the motor home market. As a percentage of net revenues, repurchase expense was 0.1% for Fiscal 2010 compared to 1.2% last year.

•	Other revenue: Revenues for motor home parts and services and other manufactured products increased by 4.0%.
Cost of goods sold was $423.2 million, or 94.2%, of net revenues for Fiscal 2010 compared to $242.3 million, or 114.5%, of net revenues for Fiscal 2009 due to the following:

•
The increase in our variable costs (materials, direct labor, variable overhead, delivery expense and warranty) of $181.4 million was primarily caused by increased sales volume. Total variable costs, as a percent of net revenues, decreased to 85.2% for Fiscal 2010 from 95.3% in Fiscal 2009. The 10.1% decrease was primarily caused by decreased discounting and promotional incentives.

•
Our variable costs were favorably impacted by $780,000, or 0.2%, of net revenues for Fiscal 2010 due to the reduction of LIFO inventory liquidation, as compared to LIFO inventory liquidation of $7.0 million, or 3.3%, of net revenues in Fiscal 2009.

•
Fixed overhead (manufacturing support labor, depreciation and facility costs) and research and development-related costs decreased to 8.9% of net revenues compared to 19.2% in Fiscal 2009. This difference was due primarily to higher absorption of fixed costs as a result of significantly higher production volume.

•	All factors considered, gross profit increased from a gross deficit of 14.5% of net revenues in Fiscal 2009 to a gross profit of 5.8% of net revenues in Fiscal 2010.

General and administrative expenses decreased $2.3 million, or 14.9%, in Fiscal 2010. This decrease was due primarily to reductions in legal expenses of $1.5 million and lower depreciation expense of $550,000. As a percent of net revenues, general and administrative expenses were 2.9% for Fiscal 2010 compared to 7.2% for Fiscal 2009. The decrease in percentage of net revenues was caused by the significant difference in revenue levels between the two fiscal periods.

Asset impairment expenses of $855,000 were recorded in Fiscal 2009 as a result of the decision to close the Hampton, Iowa fiberglass manufacturing facility.

Non-operating income decreased $1.2 million, or 84.7%, in Fiscal 2010. Primary reasons for this decrease were increased line of credit costs of $800,000 (which included a termination fee of $375,000 paid to Wells Fargo to terminate a credit and security agreement) and lower investment income of $600,000. For further discussion of financial income, see Note 8.

The overall effective income tax rate for Fiscal 2010 was a benefit of 1,281.0% compared to an expense of 35.6% for Fiscal 2009. The following table breaks down the two aforementioned tax rates:

	Year Ended
	August 28, 2010		August 29, 2009
(Dollars in thousands)	Amount	Effective Rate	Amount	Effective Rate
Tax expense (benefit) from current operations	$667	89.9%	$(22,898)	(39.5)%
Valuation allowance	(5,456)	(735.3)%	44,976	77.5%
Uncertain tax positions settlements and adjustments	(3,195)	(430.6)%	(500)	(0.9)%
Amended state returns and other items	(1,521)	(205.0)%	(875)	(1.5)%
Total (benefit) provision for taxes	$(9,505)	(1,281.0)%	$20,703	35.6%

Tax expense (benefit) from current operations
The primary reason for the difference in the overall effective tax rate on current operations is the relationship between our low pre-tax income relative to the permanent financial accounting to taxable income (loss) adjustments for Fiscal 2010 compared to the significant pre-tax losses incurred in Fiscal 2009. Significant permanent deductions are income tax credits and tax-free income from COLI and student loan-related tax exempt securities. For further discussion of income taxes (which includes a reconciliation of the U.S. statutory income tax rate to our effective tax rate), see Note 12.

Valuation allowance
At the end of Fiscal 2009, we had established a valuation allowance on all deferred tax assets and NOL carryforward assets associated with Fiscal 2009. In Fiscal 2010, the President of the United States signed into law the Worker, Homeownership, and Business Assistance Act of 2009, which expanded the carryback period from two to five years, allowing us to carryback all Fiscal 2009 NOL. As a result, we recorded a total tax benefit of $5.8 million during Fiscal 2010 and reduced the associated valuation allowance due to this beneficial tax law change. The remaining change in valuation allowance was a result of increases in other deferred tax assets, such as additional NOLs and tax credit carryforward deferred tax assets established during the year.
During the fourth quarter of Fiscal 2009, we recorded a non-cash charge of $45.0 million to establish a full valuation allowance on the deferred tax assets. Accounting Standard Codification (ASC) 740, Income Taxes, requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its future outlook. Under that standard, our three-year historical cumulative loss was a significant negative factor. This loss, combined with uncertain near-term market and economic conditions, reduced our ability to rely on our projections of any future taxable income in determining whether a valuation allowance is appropriate. Accordingly, we concluded that, based on ASC 740 guidelines, a full valuation allowance should be established. We will continue to assess the likelihood that our deferred tax assets will be realizable and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations. For further discussion of income taxes, see Note 12.
Uncertain tax positions settlements and adjustments
During Fiscal 2010, benefits of $3.2 million were recorded as a result of positive settlements of uncertain tax positions with taxing authorities and other adjustments to uncertain tax positions. Of this amount, $1.7 million resulted from the reduction of reserves associated with unrecognized tax benefits as a result of a positive resolution of the federal IRS tax audit on our income tax returns for Fiscal 2006 through Fiscal 2008. During Fiscal 2009, benefits of $500,000 were recorded as a result of favorable settlements with various taxing jurisdictions and other adjustments to uncertain tax positions. Benefits of $1.5 million and $875,000 were recorded as a result of tax planning initiatives recognized during Fiscal 2010 and 2009 respectively. For further discussion of income taxes, see Note 12.
Net income and diluted income per share were $10.2 million and $0.35 per share, respectively, for Fiscal 2010. In Fiscal 2009, net loss was $78.8 million and diluted loss was $2.71 per share.
Analysis of Financial Condition, Liquidity and Resources
Cash and cash equivalents decreased $5.4 million during Fiscal 2011 and totaled $69.3 million as of August 27, 2011. The significant liquidity events that occurred during Fiscal 2011 were:

•
Increase in inventory of $23.8 million: The increase was primarily a result of increased raw chassis inventory on hand due to the slowdown of the market in the last six months of Fiscal 2011, additional inventory due to resuming Class B production in April 2011, a higher average cost per unit due to the mix of product ordered by our dealers, and additional investment in Towables inventory since the SunnyBrook acquisition.

•	Auction Rate Securities (ARS) redemptions of $7.2 million: We have $10.7 million remaining ARS at par value classified as long-term investments as of August 27, 2011. See further discussion in Note 4.

•	Sale of property for $4.1 million: During Fiscal 2011 we sold an idled assembly facility in Charles City, Iowa held for sale and a smaller, unused facility adjacent to our Forest City operations.

•
Acquisition of SunnyBrook for $4.7 million: On December 29, 2010, we purchased substantially all the assets of SunnyBrook RV, Inc. a manufacturer of travel trailers and fifth wheels, described in further detail in Note 2.

We also have in place a $20 million revolving credit facility, as described in further detail in Note 8, that allows us to borrow up to $12.5 million without financial covenant restrictions if there is adequate asset coverage. We had sufficient asset coverage in accounts receivable and inventory at the end of Fiscal 2011 to access the entire $12.5 million without financial covenant restrictions. The facility also includes a framework to expand the size of the facility up to $50.0 million, based on mutually agreeable covenants to be determined at the time of expansion. This potential additional borrowing capacity may be beneficial to us if inventory levels need to substantially increase rapidly as a result of product demand.
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
Working capital at August 27, 2011 and August 28, 2010 was $113.5 million and $91.3 million, respectively, an increase of $22.2 million. We currently expect cash on hand, funds generated from operations (if any) and the availability under the credit facility to be sufficient to cover both short-term and long-term operating requirements. We anticipate capital expenditures in Fiscal 2012 of approximately $4.4 million, primarily for manufacturing equipment and facilities.
Operating Activities
Cash used in operating activities was $10.1 million for the fiscal year ended August 27, 2011 compared to cash provided by operating activities of $33.0 million for the fiscal year ended August 28, 2010. The combination of a net income of $11.8 million in the current year and increases in non-cash charges (e.g., depreciation, LIFO, stock-based compensation) provided $21.0 million of operating cash compared to of $16.6 million in the prior year period. However, in Fiscal 2011, changes in assets and liabilities (primarily inventory increases) used an additional $31.1 million of operating cash. In Fiscal 2010, changes in assets and liabilities (primarily income tax refunds) provided an additional $16.4 million of operating cash.
Investing Activities
Cash provided by investing activities of $4.2 million in Fiscal 2011 was due primarily to ARS redemptions of $7.2 million and proceeds of $4.1 million from the sale of property, partially offset by the acquisition of Towables for $4.7 million and capital spending of $2.1 million. During Fiscal 2010, cash provided by investing activities of $14.3 million was primarily due to ARS redemptions of $15.9 million, partially offset by capital spending of $1.9 million.
Financing Activities
Cash provided by financing activities for the fiscal year ended August 27, 2011 was $500,000. Cash used in financing activities for the fiscal year ended August 28, 2010 was $9.2 million, primarily consisting of $9.1 million for repayments on borrowings from our ARS portfolio.

Contractual Obligations and Commercial Commitments
Our principal contractual obligations and commercial commitments as of August 27, 2011 were as follows:

	Payments Due By Period
(In thousands)	Total	Fiscal 2012	Fiscal 2013-2014	Fiscal 2015-2016	More than 5 Years
Postretirement health care obligations (1)	$41,370	$1,276	$3,213	$3,982	$32,899
Deferred compensation obligations (1)	24,715	2,491	4,758	4,229	13,237
Executive share option obligations (1)	9,286	—	2,380	2,549	4,357
Supplemental executive retirement plan benefit obligations (1)	3,086	228	402	304	2,152
Operating leases (2)	2,439	797	1,404	238	—
Contracted services	780	765	15	—	—
Unrecognized tax benefits (3)	5,387	—	—	—	—
Total contractual cash obligations	$87,063	$5,557	$12,172	$11,302	$52,645

	Expiration By Period
(In thousands)	Total	Fiscal 2012	Fiscal 2013-2014	Fiscal 2015-2016	More than 5 Years
Formal repurchase obligations (3)	$133,368	$57,899	$75,469	$—	$—

(1)	See Note 10.

(2)	See Note 11.

(3)	We are not able to reasonably estimate in which future periods these amounts will ultimately be settled.

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

Revenue Recognition
Generally, revenues for recreation vehicles are recorded when all of the following conditions are met: an order for a product has been received from a dealer, written or verbal approval for payment has been received from the dealer's floorplan financing institution, and the product is delivered to the dealer who placed the order. Most sales are financed under floorplan financing arrangements with banks or finance companies.

Revenues from the sales of our OEM and recreation vehicles related parts are recorded as the products are shipped from our location. The title of ownership transfers on these products as they leave our location due to the freight terms of F.O.B. - Shipper.

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

Repurchase Commitments
It is customary practice for manufacturers in the recreation vehicle industry to enter into repurchase agreements with financing institutions that provide financing to their dealers. Our repurchase agreements generally provide that, in the event of a default by a dealer in its obligation to these lenders, we will repurchase vehicles sold to the dealer that have not been resold to retail customers. The terms of these agreements, which can last up to 18 months, provide that our liability will be the lesser of remaining principal owed by the dealer or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our liability cannot exceed 100% of the dealer invoice. In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations.

Based on these repurchase agreements, we establish an associated loss reserve which is disclosed separately in the balance sheets. Repurchased sales are not recorded as a revenue transaction, but the net difference between the original repurchase price and the resale price are recorded against the loss reserve, which is a deduction from gross revenue. Our loss reserve for repurchase commitments contains uncertainties because the calculation requires management to make assumptions and apply judgment regarding a number of factors. There are two significant assumptions associated with establishing our loss reserve for repurchase commitments: (1) the percentage of dealer inventory that we will be required to repurchase as a result of defaults by the dealer, and (2) the loss that will be incurred, if any, when repurchased inventory is resold. These key assumptions are affected by a number of factors, such as macro-market conditions, current retail demand for our product, age of product in dealer inventory, physical condition of the product, location of the dealer, financing source and independent third party credit rating of our dealers. To the extent that dealers are increasing or decreasing their inventories, our overall exposure under repurchase agreements is likewise impacted. The percentage of dealer inventory we estimate we will repurchase (which has ranged in recent years from 5 to 11% on a weighted average basis) and the associated estimated loss (which has ranged in recent years from 7 to 16% on a weighted average basis) is based on historical information, current trends and an analysis of dealer inventory aging for all dealers with inventory subject to this obligation. In periods where there is increasing retail demand for our product at our dealerships, the lower end of our estimated range of assumptions will be more appropriate and in periods of decreasing retail demand, the opposite will be true.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our loss reserve for repurchase commitments. A hypothetical change of a 10% increase or decrease in our significant repurchase commitment assumptions as of August 27, 2011 would have affected net income by approximately $205,000.

Warranty
We provide with the purchase of any new motor home, a comprehensive 12-month/15,000-mile warranty on Class A, B and C motor homes and a 3-year/36,000-mile warranty on Class A and C sidewalls and floors. We provide a comprehensive 12-month warranty on all towable products. Estimated costs related to product warranty are accrued at the time of sale and are based upon past warranty claims and unit sales history and are adjusted as required to reflect actual costs incurred, as information becomes available. A significant increase in dealership labor rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize. We also incur costs as a result of additional service actions not covered by our warranties, including product recalls and customer satisfaction actions. Estimated costs are accrued at the time the service action is implemented and are based upon past claim rate experiences and the estimated cost of the repairs. Further discussion of our warranty costs and associated accruals is included in Note 9.

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

Income Taxes
We account for income taxes in accordance with ASC 740, Income Taxes. As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to the uncertainty of realizing deferred tax assets. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a "more likely than not" standard. In making such assessments, significant weight is to be given to evidence that can be objectively verified. A company's current or previous losses are given more weight than its future outlook. Under that standard, our three-year historical cumulative loss was a significant negative factor. We have evaluated the sustainability of our deferred tax assets on our balance sheet which includes the assessment of cumulative income or losses over recent prior periods. Based on ASC 740 guidelines, we determined a valuation allowance of $39.3 million was appropriate as of August 27, 2011. We will continue to assess the likelihood that our deferred tax assets will be realizable at each reporting period and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

Postretirement Benefits, Obligations and Costs
We provide certain health care and other benefits for retired employees hired before April 1, 2001, who have fulfilled eligibility requirements at age 55 with 15 years of continuous service. Postretirement benefit liabilities are determined by actuaries using assumptions about the discount rate and health care cost-trend rates. Assumed health care cost trend rates do not have a significant effect on the amounts reported for retiree health care benefits due to the fact that in Fiscal 2005, maximum amounts ("dollar caps") were established on the amount we will pay for postretirement health care benefits per retiree on an annual basis. However, a significant increase or decrease in interest rates could have a significant impact on our operating results. Further discussion of our postretirement benefit plan and related assumptions is included in Note 10.

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

Other
We have reserves for other loss exposures, such as litigation, product liability, worker's compensation, inventory and accounts receivable. Establishing loss reserves for these matters requires the use of estimates and judgment in regards to risk exposure and ultimate liability. We estimate losses under the programs using consistent and appropriate methods; however, changes in assumptions could materially affect our recorded liabilities for loss.

New Accounting Pronouncements

See Note 1 for a summary of new accounting pronouncements which summary is incorporated by reference herein.

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
Based on this assessment, management has concluded that the Company's internal control over financial reporting was effective as of August 27, 2011.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's financial statements included in this Annual Report on Form 10-K, has issued a report included herein, which expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Randy J. Potts	/s/ Sarah N. Nielsen
Randy J. Potts	Sarah N. Nielsen
Chief Executive Officer and President	Vice President, Chief Financial Officer

October 25, 2011	October 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Winnebago Industries, Inc.
Forest City, Iowa
We have audited the internal control over financial reporting of Winnebago Industries, Inc. (the "Company") as of August 27, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 27, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended August 27, 2011 of the Company and our report dated October 25, 2011 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
October 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Winnebago Industries, Inc.
Forest City, Iowa
We have audited the accompanying consolidated balance sheets of Winnebago Industries, Inc. (the "Company") as of August 27, 2011 and August 28, 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended August 27, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 27, 2011 and August 28, 2010, and the results of its operations and its cash flows for each of the three years in the period ended August 27, 2011, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of August 27, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 25, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
October 25, 2011

Winnebago Industries, Inc.
Consolidated Statements of Operations(1)

	Year Ended
(In thousands, except per share data)	August 27, 2011	August 28, 2010	August 29, 2009
Net revenues	$496,418	$449,484	$211,519
Cost of goods sold	456,664	423,217	242,265
Gross profit (deficit)	39,754	26,267	(30,746)

Operating expenses:
Selling	14,251	12,724	12,616
General and administrative	14,263	13,023	15,298
Assets held for sale impairment and (gain), net	(39)	—	855
Total operating expenses	28,475	25,747	28,769

Operating income (loss)	11,279	520	(59,515)

Non-operating income	658	222	1,452
Income (loss) before income taxes	11,937	742	(58,063)

Provision (benefit) for taxes	94	(9,505)	20,703
Net income (loss)	$11,843	$10,247	$(78,766)

Income (loss) per common share:
Basic	$0.41	$0.35	$(2.71)
Diluted	$0.41	$0.35	$(2.71)

Weighted average common shares outstanding:
Basic	29,121	29,091	29,040
Diluted	29,148	29,101	29,051

(1)	See notes to consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Balance Sheets(1)

(In thousands, except per share data)	August 27, 2011	August 28, 2010
Assets
Current assets:
Cash and cash equivalents	$69,307	$74,691
Receivables, less allowance for doubtful accounts ($76 and $91, respectively)	19,981	18,798
Inventories	69,165	43,526
Prepaid expenses and other assets	4,227	4,570
Income taxes receivable	1,525	132
Deferred income taxes	649	—
Total current assets	164,854	141,717
Property, plant and equipment, net	22,589	25,677
Assets held for sale	600	4,254
Long-term investments	10,627	17,785
Investment in life insurance	23,669	23,250
Goodwill	1,228	—
Amortizable intangible assets	720	—
Other assets	15,640	14,674
Total assets	$239,927	$227,357

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$21,610	$19,725
Income taxes payable	104	99
Accrued expenses:
Accrued compensation	10,841	10,529
Product warranties	7,335	7,634
Self-insurance	3,203	4,409
Accrued loss on repurchases	1,174	1,362
Promotional	2,177	1,817
Other	4,874	4,797
Total current liabilities	51,318	50,372
Total long-term liabilities:
Unrecognized tax benefits	5,387	5,877
Postretirement health care and deferred compensations benefits	74,492	73,581
Total long-term liabilities	79,879	79,458
Contingent liabilities and commitments
Stockholders' equity:
Capital stock common, par value $0.50; authorized 60,000 shares, issued 51,776 shares	25,888	25,888
Additional paid-in capital	30,131	29,464
Retained earnings	432,518	420,675
Accumulated other comprehensive income	(454)	1,242
Treasury stock, at cost (22,641 and 22,661 shares, respectively)	(379,353)	(379,742)
Total stockholders' equity	108,730	97,527
Total liabilities and stockholders' equity	$239,927	$227,357

(1) See notes to consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Changes in Stockholders' Equity(1)

	Common Shares		Additional Paid-In Capital (APIC)	Retained Earnings	Accum- ulated Other Compre- hensive Income	Treasury Stock		Total Stock- holders' Equity
(In thousands, except per share data)	Number	Amount				Number	Amount
Balance, August 30, 2008	51,776	$25,888	$29,632	$489,194	$9,813	(22,706)	$(380,603)	$173,924
Stock option exercises	—	—	(7)	—	—	1	17	10
Utilization of APIC pool due to stock award	—	—	(411)	—	—	—	—	(411)
Issuance of stock to directors	—	—	(312)	—	—	31	518	206
Forfeitures		—	20	—	—	(1)	(20)	—
Stock-based compensation	—	—	804	—	—	—	—	804
Payments for the purchase of common stock	—	—	—	—	—	(15)	(163)	(163)
Prior service cost and actuarial loss, net of $2,263 tax	—	—	—	—	(4,243)	—	—	(4,243)
Unrealized appreciation of investments, net of $586 tax	—	—	—	—	970	—	—	970
Net loss	—	—	—	(78,766)	—	—	—	(78,766)
Balance, August 29, 2009	51,776	$25,888	$29,726	$410,428	$6,540	(22,690)	$(380,251)	$92,331
Stock option exercises	—	—	(171)	—	—	31	511	340
Utilization of APIC pool due to stock award	—	—	(327)	—	—	—	—	(327)
Issuance of stock to directors	—	—	(75)	—	—	15	251	176
Forfeitures	—	—	(58)	—	—	—	(3)	(61)
Stock-based compensation	—	—	369	—	—	—	—	369
Payments for the purchase of common stock	—	—	—	—	—	(17)	(250)	(250)
Prior service cost and actuarial loss, net of $1,260 tax	—	—	—	—	(5,511)	—	—	(5,511)
Unrealized appreciation of investments, net of $128 tax	—	—	—	—	213	—	—	213
Net income	—	—	—	10,247	—	—	—	10,247
Balance, August 28, 2010	51,776	$25,888	$29,464	$420,675	$1,242	(22,661)	$(379,742)	$97,527
Stock option exercises	—	—	(48)	—	—	9	151	103
Utilization of APIC pool due to stock award	—	—	(189)	—	—	—	—	(189)
Issuance of restricted stock	—	—	(42)			2	42	—
Issuance of stock to directors	—	—	(97)	—	—	17	286	189
Forfeitures	—	—	(83)	—	—	—	—	(83)
Stock-based compensation	—	—	1,126	—	—	—	—	1,126
Payments for the purchase of common stock	—	—	—	—	—	(8)	(90)	(90)
Prior service cost and actuarial loss, net of $1,166 tax	—	—	—	—	(1,691)	—	—	(1,691)
Unrealized depreciation of investments, net of $3 tax	—	—	—	—	(5)	—	—	(5)
Net income	—	—	—	11,843	—	—	—	11,843
Balance, August 27, 2011	51,776	$25,888	$30,131	$432,518	$(454)	(22,641)	$(379,353)	$108,730

(1)	See notes to consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Cash Flows(1)

	Year Ended
(In thousands)	August 27, 2011	August 28, 2010	August 29, 2009
Operating activities:
Net income (loss)	$11,843	$10,247	$(78,766)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,492	6,340	7,834
LIFO expense (income)	2,075	(783)	(6,972)
Asset impairment	605	—	855
Stock-based compensation	1,315	546	1,010
Deferred income taxes including valuation allowance	517	—	37,440
Postretirement benefit income and deferred compensation expense	1,378	1,275	1,252
Provision (reduction) for doubtful accounts	11	(37)	73
(Gain) loss on disposal of property	(994)	25	75
Gain on life insurance	(372)	—	(5)
Other	90	111	137
Increase in cash surrender value of life insurance policies	(969)	(1,090)	(858)
Change in assets and liabilities:
Inventories	(23,792)	4,107	70,718
Receivables and prepaid assets	101	(8,550)	(2,074)
Income taxes and unrecognized tax benefits	(2,127)	14,692	(8,708)
Accounts payable and accrued expenses	(1,551)	9,756	(10,567)
Postretirement and deferred compensation benefits	(3,741)	(3,600)	(3,172)
Net cash (used in) provided by operating activities	(10,119)	33,039	8,272

Investing activities:
Proceeds from the sale of investments, at par	7,150	15,850	8,900
Proceeds from life insurance	659	—	146
Purchases of property and equipment	(2,109)	(1,874)	(3,473)
Proceeds from the sale of property	4,143	96	296
Cash paid for acquisition, net of cash acquired	(4,694)	—	—
Other	(914)	262	(883)
Net cash provided by investing activities	4,235	14,334	4,986

Financing activities:
Payments for purchases of common stock	(89)	(250)	(163)
Payments of cash dividends	—	—	(3,489)
(Payments) borrowings on ARS portfolio	—	(9,100)	9,100
Proceeds from exercise of stock options	83	280	9
Other	506	(178)	—
Net cash provided by (used in) financing activities	500	(9,248)	5,457

Net (decrease) increase in cash and cash equivalents	(5,384)	38,125	18,715
Cash and cash equivalents at beginning of year	74,691	36,566	17,851
Cash and cash equivalents at end of year	$69,307	$74,691	$36,566

Supplement cash flow disclosure:
Income taxes paid (refunded)	$1,703	$(24,356)	$191

(1)	See notes to consolidated financial statements.

Winnebago Industries, Inc.
Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies
Nature of Operations
Winnebago Industries, Inc., founded in 1958 and headquartered in Forest City, Iowa, is one of the leading United States manufacturers of recreation vehicles. We sell motor homes through independent dealers, primarily throughout the United States and Canada, under the Winnebago, Itasca and Era brand names. We also sell travel trailer and fifth wheel towable products primarily throughout the United States and Canada under the SunnyBrook and Winnebago brand names. Other products manufactured by us consist primarily of original equipment manufacturing parts, including extruded aluminum and other component products for other manufacturers and commercial vehicles.
Principles of Consolidation
The consolidated financial statements for Fiscal 2011 include the parent company and our new wholly-owned subsidiary, Winnebago of Indiana, LLC. See Note 2. All material intercompany balances and transactions with our subsidiary have been eliminated.
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
Property and Equipment
Depreciation of property and equipment is computed using the straight‑line method on the cost of the assets, less allowance for salvage value where appropriate, at rates based upon their estimated service lives as follows:

Asset Class	Asset Life
Buildings	10-30 years
Machinery and equipment	3-10 years
Transportation equipment	4-6 years
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

Goodwill and Amortizable Intangible Assets
Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in a business combination. Amortizable intangible assets consist of dealer network, trademarks and non-compete agreements and are amortized using the straight-line method over seven to ten years. Goodwill assets are reviewed for impairment by applying a fair-value based test on an annual basis, or more frequently if circumstances indicate a potential impairment. Amortizable intangible assets are also subject to impairment test annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable from future cash flows.

Self-Insurance
Generally, we self-insure for a portion of product liability claims and workers' compensation. Under these plans, liabilities are recognized for claims incurred, including those incurred but not reported. We determined the liability for product liability and workers' compensation claims with the assistance of a third party administrator and actuary using various state statutes and historical claims experience. We have a self-insured retention (SIR) for product liability which varies annually based on market conditions and for at least the last five fiscal years was at $2.5 million per occurrence and $6.0 million in aggregate per policy year. In the event that the annual aggregate of the SIR is exhausted by payment of claims and defense expenses, a deductible of $1.0 million, excluding defense expenses, is applicable to each claim covered under this policy. We maintain excess liability insurance with outside insurance carriers to minimize our risks related to catastrophic claims in excess of our self-insured positions for product liability and personal injury matters. Any material change in the aforementioned factors could have an adverse impact on our operating results. Our product liability and workers' compensation accrual is included within accrued self-insurance on our balance sheet.
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
Revenue Recognition
Generally, revenues for our recreation vehicles are recorded when all of the following conditions are met: an order for a product has been received from a dealer, written or verbal approval for payment has been received from the dealer's floorplan financing institution, and the product is delivered to the dealer who placed the order. Most sales are financed by our dealers under floorplan financing arrangements with banks or finance companies.
Revenues of our OEM components and recreation vehicle related parts are recorded as the products are shipped from our location. The title of ownership transfers on these products as they leave our location due to the freight terms of F.O.B. - Shipper.
Concentration of Risk
During Fiscal 2011, one of our dealer organizations, FreedomRoads, LLC, accounted for 18% of our consolidated net revenue, as they sold our products in 43 of their dealership locations across 23 U.S. states. The loss of this dealer organization could have a significant adverse effect on our business. In addition, deterioration in the liquidity or creditworthiness of FreedomRoads, LLC could negatively impact our sales and could trigger repurchase obligations under our repurchase agreements.

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
Repurchase Commitments
It is customary practice for manufacturers in the recreation vehicle industry to enter into repurchase agreements with financing institutions that provide financing to their dealers. Our repurchase agreements generally provide that, in the event of a default by a dealer in its obligation to these lenders, we will repurchase vehicles sold to the dealer that have not been resold to retail customers. The terms of these agreements, which can last up to 18 months, provide that our liability will be the lesser of remaining principal owed by the dealer or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our liability cannot exceed 100% of the dealer invoice. In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations.

Based on these repurchase agreements, we establish an associated loss reserve which is disclosed separately as "Accrued loss of repurchases" in the consolidated balance sheets. Repurchased sales are not recorded as a revenue transaction, but the net difference between the original repurchase price and the resale price are recorded against the loss reserve, which is a deduction from gross revenue. Our loss reserve for repurchase commitments contains uncertainties because the calculation requires management to make assumptions and apply judgment regarding a number of factors. See Note 11.

Shipping Revenues and Expenses
Shipping revenues for products shipped are included within sales, while shipping expenses are included within cost of goods sold.
Research and Development
Research and development expenditures are expensed as incurred. A portion of these expenditures qualify for state and federal tax benefits. Development activities generally relate to creating new products and improving or creating variations of existing products to meet new applications. During Fiscal 2011, 2010 and 2009, we spent approximately $3.3 million, $3.2 million and $3.3 million, respectively, on research and development activities.
Advertising
Advertising costs, which consist primarily of literature and trade shows, were $3.4 million, $3.3 million, and $3.0 million in Fiscal 2011, 2010 and 2009, respectively. Advertising costs are included in selling expense and are expensed as incurred with the exception of trade shows which are expensed in the period in which the show occurs.
Income Per Common Share
Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average common shares outstanding during the period.
Diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock awards and options (see Note 16).
Reclassifications
Certain amounts reported in prior years in the statement of cash flows have been reclassified to conform to the current year financial statement presentation. The reclassifications had no impact on total operating, investing, or financing activities.

Subsequent Events
We evaluated events occurring between the end of our most recent fiscal year and the date the financial statements were issued. There were no material subsequent events, except those described in Note 6.
New Accounting Pronouncements
On June 16, 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Presentation of Comprehensive Income, which revised the manner in which entities present comprehensive income in their financial statements. ASU 2011-05 will be effective starting in the first fiscal year beginning after December 15, 2011 (our Fiscal 2013). We are currently evaluating the impact this will have on our calculation and presentation of comprehensive income.

Note 2: Acquisition

On December 29, 2010, through a newly formed, wholly-owned subsidiary, Winnebago of Indiana, LLC ("Towables"), we purchased substantially all of the assets of SunnyBrook, a manufacturer of travel trailer and fifth wheel recreation vehicles. The aggregate consideration paid was $4.7 million in cash, net of cash acquired, including the repayment of $3.3 million of SunnyBrook commercial and shareholder debt on the closing date. Towables will continue to manufacture products under the SunnyBrook brands. In addition, Towables has begun to diversify the product line by including Winnebago brand trailer and fifth wheel products. The assets acquired include inventory, equipment and other tangible and intangible property and are being used in connection with the operation of manufacturing towable recreation vehicles. Also on December 29, 2010, we entered into a five year operating lease agreement for the SunnyBrook facilities. See Note 19. The operations of Towables are included in our consolidated operating results from the date of its acquisition. The primary reason for the acquisition was diversification outside of the motorized market while utilizing the Winnebago brand strength in the towable market allowing for the potential of revenue and earnings growth.

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

At December 29, 2010, the amortizable intangible assets had a weighted average useful life of 9.8 years. The dealer network was valued based on the Discounted Cash Flow Method and is being amortized on a straight line basis over 10 years. The trademarks were valued based on the Relief from Royalty Method and are being amortized on a straight line basis over 10 years. The non-compete agreement is being amortized on a straight line basis over 7 years. Goodwill is not subject to amortization and is tax deductible. Pro forma financial information has not been presented due to its insignificance.

Note 3: Fair Value Measurements
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

The following tables set forth by level within the fair value hierarchy our financial assets that were accounted for at fair value on a recurring basis at August 27, 2011 and 8/28u/2010 according to the valuation techniques we used to determine their fair values:

	Fair Value at August 27, 2011	Fair Value Measurements Using Inputs Considered As
(In thousands)		Level 1	Level 2	Level 3
Long-term investments:
Student loan ARS	$10,627	$—	$—	$10,627
Assets that fund deferred compensation:
Domestic equity funds	9,362	9,362	—	—
International equity funds	1,441	1,441	—	—
Fixed income funds	649	649	—	—
Total assets at fair value	$22,079	$11,452	$—	$10,627

	Fair Value at August 28, 2010	Fair Value Measurements Using Inputs Considered As
(In thousands)		Level 1	Level 2	Level 3
Long-term investments:
Student loan ARS	$17,785	$—	$—	$17,785
Assets that fund deferred compensation:
Domestic equity funds	8,735	8,735	—	—
International equity funds	1,569	1,569	—	—
Fixed income funds	650	650	—	—
Total assets at fair value	$28,739	$10,954	$—	$17,785

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

(In thousands)	August 27, 2011	August 28, 2010
Balance at beginning of year	$17,785	$33,294
Net change included in other comprehensive income	(8)	341
Sales	(7,150)	(15,850)
Balance at the end of year	$10,627	$17,785
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Long-term investments. Our long-term investments are comprised of our ARS as described in Note 4. Our ARS investments are classified as Level 3, as quoted prices were unavailable due to events described in Note 4. Due to limited market information, we utilized a discounted cash flow (DCF) model to derive an estimate of fair value for the ARS at August 27, 2011. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place and the rate of return required by investors to own such securities given the current liquidity risk associated with ARS.
Assets that fund deferred compensation. Our assets that fund deferred compensation are marketable equity securities measured at fair value using quoted market prices and primarily consist of equity-based mutual funds. They are classified as Level 1 as they are traded in an active market for which closing stock prices are readily available. These securities fund the Executive Share Option Plan (see Note 10), a deferred compensation program, and are presented as other assets in the accompanying balance sheets.

Assets and Liabilities that are measured at Fair Value on a Nonrecurring Basis. Our non-financial assets, which include goodwill, intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, we must evaluate the non-financial asset for impairment. If an impairment did occur, the asset is required to be recorded at the estimated fair value. Using Level 2 inputs, we recorded an impairment of $605,000 for our idled fiberglass facility in Hampton, Iowa during the fiscal year ended August 27, 2011 (see Note 6). The fair value was determined through sales of comparable facilities.

Note 4: Investments
We own investments in marketable securities that have been designated as "available for sale" in accordance with ASC 320, Investments - Debt and Equity Securities. Available for sale securities are carried at fair value with the unrealized gains and losses reported in "Accumulated Other Comprehensive Income," a component of stockholders' equity.
At August 27, 2011, we held $10.7 million (par value) of tax-exempt ARS, which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through Dutch auctions that are typically held every 7, 28 or 35 days. Prior to February 2008, these securities traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually. The ARS we hold are AAA/Aaa rated with most collateralized by student loans guaranteed by the U.S. Government under the Federal Family Education Loan Program.
Since February 2008, most ARS auctions have failed and there is no assurance that future auctions for our ARS will succeed and, as a result, our ability to liquidate our investment and fully recover the par value in the near term may be limited or nonexistent. We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default. We have continued to receive interest payments on the ARS in accordance with their terms. We believe we will ultimately be able to liquidate our ARS related investments without significant loss primarily due to the collateral securing the ARS. However, redemption could take until final maturity of the ARS (up to 30 years) to realize the par value of our investments. Due to the changes and uncertainty in the ARS market, we believe the recovery period for these investments is likely to be longer than 12 months and as a result, we have classified these investments as long-term as of August 27, 2011.
In November 2008, we elected to participate in a rights offering by UBS AG ("UBS"), one of our brokers, which provided us with rights (the “Put Rights”) to sell to them $13.5 million at par value of our ARS portfolio, purchased through UBS, at any time during a two-year sale period beginning June 30, 2010. The terms of the legal settlement agreement also allowed us to borrow on a portion of our portfolio at “no net cost” and as a result, we borrowed $9.1 million under this arrangement in Fiscal 2009. We had the ability to maintain the no net cost loans until the securities were liquidated or they reached the June 2010 put date. During Fiscal 2010 in advance of the put date, UBS elected to redeem securities that had a par value of $12.6 million. Terms of the settlement agreement required us to repay a portion of the outstanding borrowings of $8.5 million. On June 30, 2010, we elected to exercise our Put Rights thereby liquidating our remaining UBS portfolio of $900,000 and in accordance of the terms repaid the remaining $610,000 of short-term ARS borrowings.
At August 27, 2011, there was insufficient observable ARS market information available to determine the fair value of our ARS investments. Therefore, we estimated fair value by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, final stated maturities, estimates on the probability of the issue being called prior to final maturity, impact due to extended periods of maximum auction rates and broker quotes from independent evaluators. Based on this analysis, we recorded a temporary impairment of $73,000 related to our long-term ARS investments of $10.7 million (par value).

Note 5: Inventories
Inventories consist of the following:

(In thousands)	August 27, 2011	August 28, 2010
Finished goods	$29,656	$21,200
Work-in-process	31,966	24,897
Raw materials	39,180	26,992
Total	100,802	73,089
LIFO reserve	(31,637)	(29,563)
Total inventories	$69,165	$43,526
The above value of inventories, before reduction for the LIFO reserve, approximates replacement cost at the respective dates. Due to a liquidation of LIFO inventory values as a result of a reduction of inventory levels during Fiscal 2010, we recorded a reduction to LIFO reserves of $780,000, which is net of inflation. Of the $100.8 million inventory at August 27, 2011, $94.3 million is valued on a LIFO basis and the Towables inventory of $6.5 million is valued on a first-in, first-out (FIFO) basis.

Note 6: Property, Plant and Equipment and Assets Held for Sale
Property, plant and equipment is stated at cost, net of accumulated depreciation and consists of the following:

(In thousands)	August 27, 2011	August 28, 2010
Land	$767	$772
Buildings	49,226	49,309
Machinery and equipment	90,380	89,304
Transportation	8,837	9,109
	149,210	148,494
Less accumulated depreciation	(126,621)	(122,817)
Total property, plant and equipment, net	$22,589	$25,677

Assets held for sale consist of the following:

(In thousands)	August 27, 2011	August 28, 2010
Idled fiberglass facility in Hampton, Iowa	$600	$1,205
Idled assembly facility in Charles City, Iowa	—	3,049
	$600	$4,254

During the first quarter of Fiscal 2011, the Charles City facility was sold to CGS TIRES US, INC. The sale was finalized on November 1, 2010 and generated $4.0 million in gross proceeds, selling costs of $256,000 and a gain of $644,000.

We recorded an impairment of $855,000 for the Hampton facility in the fourth quarter of Fiscal 2009 when the decision to close the facility was made and an additional impairment of $605,000 during the third quarter of Fiscal 2011 as a result of deteriorating real estate market conditions.

On October 14, 2011 we entered into a sale agreement for our Hampton manufacturing facility with PDM Distribution Services, Inc. for $725,000. We estimate that we will record a small gain on the sale when the transaction closes during the second quarter of Fiscal 2012. The sale transaction is subject to certain closing conditions and there is no assurance that they will be met.

Note 7: Goodwill and Amortizable Intangible Assets

Goodwill and other intangible assets consist of the following:

	August 27, 2011		August 28, 2010
(In thousands)	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Goodwill	$1,228	$—	$—	$—
Dealer network	534	34	—	—
Trademarks	196	13	—	—
Non-compete agreement	40	4	—	—
Total	$1,998	$51	$—	$—

Goodwill and other intangible assets are the result of the acquisition of SunnyBrook during the second quarter of Fiscal 2011, as more fully described in Note 2. Goodwill is not subject to amortization for financial statement purposes, but is amortizable for tax return purposes. Amortizable intangible assets are amortized on a straight-line basis. The weighted average remaining amortization period at August 27, 2011 is 9.2 years.

Amortization expense was $51,000 for Fiscal 2011. Estimated amortization expense of intangible assets for next five fiscal years is as follows:

(In thousands)		Amount
Year Ended:	2012	$79
	2013	79
	2014	79
	2015	79
	2016	79

Note 8: Credit Facilities
On September 17, 2008, we entered into a two-year $25.0 million credit and security agreement with Wells Fargo Bank, National Association.  No borrowings were made under this agreement. On October 13, 2009, we terminated this agreement in accordance with its terms in order to enter into a new credit facility that would provide more financial flexibility over a longer period of time. As a result of the termination, as required pursuant to the agreement with Wells Fargo, a termination fee of 1.5% of the facility, or $375,000, was recorded as expense during the first quarter of Fiscal 2010.
On October 13, 2009, we entered into a Loan and Security Agreement (the "Loan Agreement") with Burdale Capital Finance, Inc., as Agent (the "Agent"). The Loan Agreement provides for an initial $20.0 million revolving credit facility, based on the Company's eligible accounts receivable and eligible inventory, expiring on October 13, 2012, unless terminated earlier in accordance with its terms. The Loan Agreement contains no financial covenant restrictions for borrowings up to $12.5 million; provided that borrowings cannot exceed the Asset Coverage Amount (as defined in the Loan Agreement) divided by 2.25. The Loan Agreement requires us to comply with certain financial covenants not yet established if we borrow more than $12.5 million up to $20.0 million, including minimum EBITDA and minimum liquidity as defined in the agreement and limitations on capital expenditures. The Loan Agreement also includes a framework to expand the size of the facility up to $50.0 million, based on mutually agreeable covenants to be determined at the time of the expansion. Interest on loans made under the credit facility will be based on the greater of LIBOR or 2.0% plus a margin of 4.0% or the greater of prime rate or 4.25% plus a margin of 3.0%. The unused line fee associated with this Loan Agreement is 1.25% per annum. Additionally, under certain circumstances, we will be required to pay an early termination fee of 1% of the maximum credit available under the Loan Agreement if we terminate the Loan Agreement prior to the expiration date of October 13, 2012. No borrowings have been made under the Loan Agreement through October 25, 2011.
The Loan Agreement contains typical affirmative representations and covenants for a credit agreement of this size and nature. Additionally, the Loan Agreement contains negative covenants limiting our ability, among other things, to incur debt, grant liens, make acquisitions, make certain investments, pay certain dividends and distributions (including stock repurchases), engage in mergers, consolidations or acquisitions and sell certain assets. The Loan Agreement expressly prohibits the payment of cash dividends without the consent of the Agent and the lenders thereunder in their sole discretion. Our obligations under the Loan Agreement are secured by a security interest in all of our accounts and other receivables, chattel paper, documents, deposit accounts, instruments, equipment, inventory, investment property, leasehold interest, cash and cash equivalents, letter-of-credit rights, most real property and fixtures and certain other business assets.

Note 9: Warranty

We provide our motor home customers a comprehensive 12-month/15,000-mile warranty on our Class A, B and C motor homes, and a 3-year/36,000-mile structural warranty on Class A and C sidewalls and floors. We provide a comprehensive 12-month warranty on all towable products. We have also incurred costs for certain warranty-type expenses which occurred after the normal warranty period. We have voluntarily agreed to pay such costs to help protect the reputation of our products and the goodwill of our customers. Estimated costs related to product warranty are accrued at the time of sale and are based upon past warranty claims and unit sales history and adjusted as required to reflect actual costs incurred, as information becomes available. A significant increase in dealership labor rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize. We also incur costs as a result of additional service actions not covered by our warranties, including product recalls and customer satisfaction actions. Estimated costs are accrued at the time the service action is implemented and are based upon past claim rate experiences and the estimated cost of the repairs.

Changes in our product warranty liability during Fiscal 2011, Fiscal 2010 and Fiscal 2009 are as follows:

(In thousands)	August 27, 2011	August 28, 2010	August 29, 2009
Balance at beginning of year	$7,634	$6,408	$9,859
Provision	5,566	6,209	3,843
Claims paid	(5,865)	(4,983)	(7,294)
Balance at end of year	$7,335	$7,634	$6,408

Note 10: Employee and Retiree Benefits
Postretirement health care and deferred compensation benefits are as follows:

(In thousands)	August 27, 2011	August 28, 2010
Postretirement health care benefit cost	$41,370	$40,327
Non-qualified deferred compensation	24,622	25,372
Executive share option plan liability	9,286	8,698
SERP benefit liability	3,086	3,107
Executive deferred compensation	93	74
Total postretirement health care and deferred compensation benefits	78,457	77,578
Less current portion	(3,965)	(3,997)
Long-term postretirement health care and deferred compensation benefits	$74,492	$73,581
Postretirement Health Care Benefits
We provide certain health care and other benefits for retired employees hired before April 1, 2001, who have fulfilled eligibility requirements at age 55 with 15 years of continuous service. In Fiscal 2005, we established dollar caps on the amount that we will pay for postretirement health care benefits per retiree on an annual basis so that we were not exposed to continued medical inflation. Retirees are required to pay a monthly premium in excess of the employer dollar caps for medical coverage based on years of service and age at retirement. Our postretirement health care plan currently is not funded. We use a September 1 measurement date for this plan.
Changes in our postretirement health care liability are as follows:

(In thousands)	August 27, 2011	August 28, 2010
Balance at beginning of year	$40,327	$35,312
Interest cost	1,905	1,979
Service cost	608	555
Net benefits paid	(1,228)	(1,037)
Actuarial (gain) loss	(242)	3,518
Balance at end of year	$41,370	$40,327
The discount rate used in determining the accumulated postretirement benefit obligation was 4.9% at August 27, 2011 and 4.8% at August 28, 2010. In Fiscal 2011, the increase in the discount rate resulted in an decrease to the benefit obligation, presented as an actuarial gain in the preceding table. Assumed health care cost trend rates do not have a significant effect in determining the accumulated postretirement benefit obligation due to employer caps established.

Net periodic postretirement benefit income for the past three fiscal years consisted of the following components:

	Year Ended
(In thousands)	August 27, 2011	August 28, 2010	August 29, 2009
Interest cost	$1,905	$1,979	$2,119
Service cost	608	555	590
Net amortization and deferral	(3,104)	(3,324)	(3,498)
Net periodic postretirement benefit income	$(591)	$(790)	$(789)

For accounting purposes, we recognized net periodic postretirement income as presented in the table above, due to the amortization of prior service credit associated with the establishment of caps on the employer portion of benefits in Fiscal 2005.

Amounts not yet recognized in net periodic benefit cost and included in accumulated other comprehensive income (before taxes) are as follows:

(In thousands)	August 27, 2011	August 28, 2010
Prior service credit	$(17,801)	$(22,001)
Net actuarial loss	15,918	17,257
Accumulated other comprehensive income	$(1,883)	$(4,744)
The estimated actuarial net loss and prior service credit that will be amortized from accumulated other comprehensive income as a reduction to net periodic benefit cost in Fiscal 2012 will be $3.2 million.

Expected future benefit payments for postretirement health care for the next ten years are as follows:

(In thousands)		Amount
Year:	2012	$1,276
	2013	1,501
	2014	1,712
	2015	1,904
	2016	2,078
	2017 - 2021	12,728
	Total	$21,199
The expected benefits have been estimated based on the same assumptions used to measure our benefit obligation as of August 27, 2011 and include benefits attached to estimated current employees' future services.
Deferred Compensation Benefits
Non-Qualified Deferred Compensation Program (1981)
We have a Non-Qualified Deferred Compensation Program which permitted key employees to annually elect to defer a portion of their compensation until their retirement. The plan has been closed to any additional deferrals since January 2001. The retirement benefit to be provided is based upon the amount of compensation deferred and the age of the individual at the time of the contracted deferral. An individual generally vests at age 55 and five years of participation under the plan. For deferrals prior to December 1992, vesting occurs at the later of age 55 and five years of service from first deferral or 20 years of service. Deferred compensation expense was $1.8 million, $1.9 million and $1.9 million in Fiscal 2011, 2010 and 2009, respectively. Total deferred compensation liabilities were $24.6 million and $25.4 million at August 27, 2011 and August 28, 2010, respectively.

Supplemental Executive Retirement Plan (SERP)
The primary purpose of this plan was to provide our officers and managers with supplemental retirement income for a period of 15 years after retirement. We have not offered this plan on a continuing basis to members of management since 1998. The plan was funded with individual whole life insurance policies (Split Dollar Program) owned by the named insured officer or manager. We initially paid the life insurance premiums on the life of the individual and the individual would receive life insurance and supplemental cash payment during the 15 years following retirement. In October 2008, the plan was amended as a result of changes in the tax and accounting regulations and rising administrative costs. Under the redesigned SERP, the underlying life insurance policies previously owned by the insured individual became COLI by a release of all interests by the participant and assignment to us as a prerequisite to participation in the SERP and transition from the Split Dollar Program. Total SERP liabilities were $3.1 million at both August 27, 2011 and August 28, 2010. This program remains closed to new employee participation.

To assist in funding the deferred compensation and SERP liabilities, we have invested in COLI policies. The cash surrender value of these policies is presented as investment in life insurance in the accompanying balance sheets and consists of the following:

(In thousands)	August 27, 2011	August 28, 2010
Cash value	$53,650	$52,052
Borrowings	(29,981)	(28,802)
Investment in life insurance	$23,669	$23,250

Non-Qualified Share Option Program (2001)
The Non-Qualified Share Option Program permitted participants in the Executive Share Option Plan (the "Executive Plan") to choose to defer a portion of their salary or other eligible compensation in the form of options to purchase selected securities, primarily equity-based mutual funds. These assets are treated as trading securities and are recorded at fair value. The Executive Plan has been closed to any additional deferrals since January 2005. Total Executive Plan assets are included in other assets in the accompanying balance sheets. Such assets on August 27, 2011 and August 28, 2010 were $11.5 million and $11.0 million, respectively, and the liabilities were $9.3 million and $8.7 million, respectively. The difference between the asset and liability balances represents the additional 25% we contributed at the time of the initial deferrals to aid in potential additional earnings to the participant. This contribution is required to be paid back to us when the option is exercised. A participant may exercise his or her options per the plan document, but there is a requirement that after these dollars have been invested for 15 years the participant is required to exercise such option.

Executive Deferred Compensation Plan (2007)
In December 2006, we adopted the Winnebago Industries, Inc. Executive Deferred Compensation Plan (the "Executive Deferred Compensation Plan"). Under the Executive Deferred Compensation Plan, corporate officers and certain key employees may annually choose to defer up to 50% of their salary and up to 100%of their cash incentive awards. The assets are presented as other assets and the liabilities are presented as postretirement health care and deferred compensation benefits in the accompanying balance sheets. Such assets on August 27, 2011 and August 28, 2010 were $93,000 and $74,000, respectively, and liabilities were $93,000 and $74,000, respectively.
Profit Sharing Plan
We have a qualified profit sharing and contributory 401(k) plan for eligible employees. The plan provides quarterly discretionary matching cash contributions as approved by our Board of Directors. Contributions to the plan for Fiscal 2011, 2010 and 2009 were $676,000, $685,000 and $859,000, respectively.

Note 11: Contingent Liabilities and Commitments
Repurchase Commitments
Generally, manufacturers in the RV industry enter into repurchase agreements with lending institutions which have provided wholesale floorplan financing to dealers. Most dealers' RVs are financed on a "floorplan" basis under which a bank or finance company lends the dealer all, or substantially all, of the purchase price, collateralized by a security interest in the recreation vehicles purchased.
Our repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 18 months, provide that our liability will be the lesser of remaining principal owed by the dealer or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our contingent liability on these repurchase agreements was approximately $133.4 million and $155.5 million at August 27, 2011 and August 28, 2010, respectively.
In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of recreation vehicles to repurchase current inventory if a dealership exits the business. Incremental repurchase exposure beyond existing repurchase agreements, related to dealer inventory in states that we have had historical experience of repurchasing inventory, totaled $5.7 million at August 27, 2011.
Our risk of loss related to these repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on the repurchase exposure as previously described, we established an associated loss reserve. Our accrued losses on repurchases were $1.2 million as of August 27, 2011 and $1.4 million as of August 28, 2010.

A summary of the activity for the fiscal years stated for repurchased units is as follows:

(Dollars in thousands)	Fiscal 2011	Fiscal 2010	Fiscal 2009
Inventory repurchased:
Units	25	4	136
Dollars	$2,431	$300	$12,664
Inventory resold:
Units	25	5	142
Cash collected	$2,144	$328	$11,283
Loss recognized	$287	$44	$1,984
Units in ending inventory	—	—	1

Litigation
We are involved in various legal proceedings which are ordinary routine litigation incidental to our business, some of which are covered in whole or in part by insurance. We are not able to estimate the ultimate legal and financial liability with respect to this litigation. We believe, however, that while the final resolution of any such litigation may have an impact on our results for a particular reporting period, the ultimate disposition of such litigation will not have any material adverse effect on our financial position, results of operations or liquidity.
Lease Commitments
We have operating leases for land, buildings and equipment. Lease expense was $642,000 for Fiscal 2011 (see Note 19), $220,000 for Fiscal 2010 and $263,000 for Fiscal 2009. Minimum future lease commitments under noncancelable lease agreements in excess of one year as of August 27, 2011 are as follows:

(In thousands)		Amount
Year Ended:	2012	$797
	2013	702
	2014	702
	2015	238
	2016	—
	Total	$2,439

Note 12: Income Taxes
The components of the (benefit) provision for income taxes are as follows:

	Year Ended
(In thousands)	August 27, 2011	August 28, 2010	August 29, 2009
Current
Federal	$588	$(7,694)	$(17,882)
State	(564)	(3,255)	(1,049)
Total current tax provision (benefit)	24	(10,949)	(18,931)
Deferred
Federal	62	1,260	34,559
State	8	184	5,075
Total deferred tax (benefit) provision	70	1,444	39,634
Total tax provision (benefit)	$94	$(9,505)	$20,703

Current Tax Provision (Benefit)
The amount of current federal tax provision noted in the table above for Fiscal 2011 represents primarily the estimated federal tax payable for Fiscal 2011. Of the current federal benefit of $7.7 million for Fiscal 2010 reflected in the table above, $5.8 million relates to the carryback of our Fiscal 2009 losses and the remaining benefit relates to settlements of uncertain tax positions as a result of our federal audit. On November 6, 2009, the President of the United States signed into law the Worker, Homeownership, and Business Assistance Act of 2009, which expanded the NOL carryback period from two to five years, allowing us to carryback all Fiscal 2009 NOLs. As a result, we recorded a total tax benefit of $5.8 million in Fiscal 2010 related to the portion of the 2009 NOL that was previously not able to be carried back and reduced the associated valuation allowance. The current federal benefit recorded in Fiscal 2009 was primarily the amount of tax benefit that we were able to carryback under the then current legislation for taxable losses incurred during Fiscal 2009.
The state benefit recorded in Fiscal 2011, Fiscal 2010 and Fiscal 2009 is primarily a result of tax planning initiatives recorded during those years.

Deferred Tax (Benefit) Provision
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

The following is a reconciliation of the U.S. statutory income tax rate to our effective tax rate:

	Year Ended
(A percentage)	August 27, 2011	August 28, 2010	August 29, 2009
U.S. federal statutory rate	34.0%	35.0%	(35.0)%
State taxes, net of federal benefit	2.1%	4.2%	(2.5)%
Tax-free and dividend income	(8.4)%	(136.5)%	(2.0)%
Income tax credits	(4.6)%	—%	(0.3)%
Domestic production activities deduction	(1.3)%	—%	—%
Other permanent items	(0.1)%	187.2%	(1.2)%
Valuation allowance	(16.8)%	(735.3)%	77.5%
Uncertain tax positions settlements and adjustments	(4.1)%	(430.6)%	(0.9)%
Amended state returns	—%	(193.4)%	—%
Other	—%	(11.6)%	—%
Effective tax provision (benefit) rate	0.8%	(1,281.0)%	35.6%

Significant items comprising our net deferred tax assets are as follows:

	August 27, 2011			August 28, 2010
(In thousands)	Assets	Liabilities	Total	Assets	Liabilities	Total
Current
Warranty reserves	$2,588	$—	$2,588	$2,592	$—	$2,592
Self-insurance reserve	1,204	—	1,204	1,657	—	1,657
Accrued vacation	1,625	—	1,625	1,658	—	1,658
Miscellaneous reserves	3,691	(651)	3,040	3,816	(262)	3,554
Total current	9,108	(651)	8,457	9,723	(262)	9,461
Noncurrent
Deferred compensation	13,493	—	13,493	13,879	—	13,879
Postretirement health care benefits	15,087	—	15,087	14,688	—	14,688
Unrecognized tax benefit	1,625	—	1,625	1,756	—	1,756
Tax credits and NOL carryforwards	2,755	—	2,755	3,217	—	3,217
Depreciation	—	(2,426)	(2,426)	—	(2,160)	(2,160)
Other	908	—	908	988	—	988
Total noncurrent	33,868	(2,426)	31,442	34,528	(2,160)	32,368
Total gross deferred tax assets	42,976	(3,077)	39,899	44,251	(2,422)	41,829
Valuation allowance	(42,327)	3,077	(39,250)	(44,251)	2,422	(41,829)
Total deferred tax assets	$649	$—	$649	$—	$—	$—
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At August 27, 2011, our deferred tax assets included $1.4 million of unused tax credits, which will expire in Fiscal 2014, and $1.4 million of state NOLs that will begin to expire in Fiscal 2013, if not otherwise used by us. A valuation allowance of $39.3 million has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the deferred tax assets. We have re-established deferred tax assets of $649,000, primarily due to taxable earnings achieved in Fiscal 2011 which increased the likelihood of realizing a portion of gross deferred tax assets in the future.

Unrecognized Tax Benefits
Changes in the unrecognized tax benefits are as follows:

(In thousands)	Fiscal 2011	Fiscal 2010		Fiscal 2009
Unrecognized tax benefits - beginning balance	$(5,877)	$(9,012)		$(9,469)
Gross increases - tax positions in a prior period	—	(254)		(57)
Gross decreases - tax positions in a prior period	490	2,900	(1)	677
Gross increases - current period tax positions	—	(57)		(163)
Settlements	—	546	(2)	—
Unrecognized tax benefits - ending balance	$(5,387)	$(5,877)		$(9,012)

Accrued interest and penalties (included in unrecognized tax benefits)	$(2,398)	$(2,509)		$(2,889)

(1)
The $2.9 million decrease in unrecognized benefit reserves is primarily a reduction of reserves associated with positive settlements of uncertain tax positions related to the finalization of the IRS examination of our federal income tax returns for Fiscal 2006 through Fiscal 2008.

(2)	The $546,000 reduction in reserves is actual cash payments as a result of settlements of uncertain tax positions in various taxing jurisdictions.

If the remaining uncertain positions are ultimately resolved, all of the $5.4 million of unrecognized benefits could have a positive impact on our effective tax rate, as the deferred tax assets associated with these positions have a full valuation allowance established against them. It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits into tax expense.
We file tax returns in the U.S. federal jurisdiction, as well as various international and state jurisdictions. Our federal income tax return for Fiscal 2009, with source years 2004 and 2005 as a result of carryback claims, were under examination by the IRS and finalized during Fiscal 2011. This examination was concluded during the fourth quarter of Fiscal 2011, resulting with no changes being recommended by the IRS. Although certain years are no longer subject to examinations by the IRS and various state taxing authorities, NOL carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities if they either have been or will be used in a future period. A number of years may elapse before an uncertain tax position is audited and finally resolved, and it is often very difficult to predict the outcome of such audits. Periodically, various state and local jurisdictions conduct audits, therefore, a variety of years are subject to state and local jurisdiction review.
We do not believe within the next twelve months there will be a significant change in the total amount of unrecognized tax benefits as of August 27, 2011.

Note 13: Non-Operating Income and Expense
Non-operating income consists of:

	Year Ended
(In thousands)	August 27, 2011	August 28, 2010	August 29, 2009
COLI appreciation	$3,045	$3,308	$3,021
COLI death benefits	372	—	59
COLI premiums	(564)	(571)	(623)
COLI interest expense	(1,821)	(1,957)	(1,875)
Total COLI	1,032	780	582
Wells Fargo termination fee	—	(375)	—
Line of credit expenses (e.g. commitment fee, unused fee)	(564)	(592)	(165)
Total line of credit expense	(564)	(967)	(165)
Interest income	194	420	1,023
(Loss) gain on foreign currency transactions	(4)	(11)	12
Total non-operating income	$658	$222	$1,452

Note 14: Stock-Based Compensation Plans
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
The term of any options granted under the Plan may not exceed ten years from the date of the grant. Stock options are granted at the closing market price on the date of grant. Options issued to key employees generally vest over a three-year period in equal annual installment, beginning one year after the date of grant, with immediate vesting upon retirement or upon a change of control (as defined in the Plan), if earlier. Historically, options issued to directors vested six months after grant. Share awards vest based either upon continued employment, beginning one year after the date of grant, with immediate vesting upon retirement or upon a change of control (collectively, "time-based") or upon attainment of established goals. Share awards that are not time-based typically vest at the end of a one year or three-year incentive period based upon the achievement of company goals ("performance-based"). The value of time-based restricted share awards is based on the number of shares granted and the closing price of our common stock on the date of grant. The value of performance-based restricted share awards is based upon the terms of the plan and an assessment of the probability of reaching the established performance targets. Historically, the terms of these plans linked the incentive payment to a percentage of base salary compensation and if the established goals are met, shares of the appropriate value are then granted.
Prior to Fiscal 2007, stock-based compensation generally consisted only of stock options. In Fiscal 2007 and Fiscal 2008, we granted restricted time-based share awards to key employees and directors instead of stock options. No stock options or restricted share awards were granted in Fiscal 2009 or Fiscal 2010. In Fiscal 2011 we again granted restricted time-based stock awards to key employees and directors.
Annual Incentive Plans
During Fiscal 2009, Fiscal 2010 and Fiscal 2011, the Human Resources Committee of our Board of Directors established annual incentive plans for the officers that were in part payable in restricted stock. Certain diluted EPS and return on invested capital targets had to be met to achieve payment under these plans; these targets were not met for any of the past three fiscal years and no stock-based compensation has been recognized for these plans.
Long-Term Incentive Plans
During Fiscal 2009, Fiscal 2010 and Fiscal 2011, the Human Resources Committee of our Board of Directors established three different three-year restricted stock plans (Officers Long-Term Incentive Plan Fiscal 2009-2011, 2010-2012 and 2011-2013) to serve as an incentive to our senior management team to achieve certain return on equity ("ROE") targets. If the ROE target is met, restricted stock will be awarded at the end of each three year period with a one-year restriction on sale upon award. In the event that we do not achieve the required ROE targets, no restricted stock will be granted.
Based on our performance for the past three fiscal years, no stock-based compensation expense has been recognized for these plans. If it becomes probable that certain of the ROE performance targets will be achieved, the corresponding estimated cost of the grant will be recorded as compensation expense over the performance period. The probability of reaching the targets is evaluated each reporting period. If it becomes probable that certain of the target performance levels will be achieved, a cumulative adjustment will be recorded and future compensation expense will increase based on the currently projected performance levels. If we later determine that it is not probable that the minimum ROE performance threshold for the grants will be met, no further compensation cost will be recognized and any previously recognized compensation cost related to these plans will be reversed.
Director's Awards
Non-employee directors may elect to receive all or part of their annual retainer and board fees in the form of Winnebago Industries stock units credited in the form of shares of our common stock instead of cash. The directors are restricted from selling these shares until their retirement. During Fiscal 2011, there were 17,040 stock units awarded to our non-employee directors in lieu of cash compensation. The aggregate intrinsic value of these awards as of August 27, 2011 was $856,000 with 119,896 stock units outstanding.
Stock-Based Compensation
Total stock-based compensation expense for the past three fiscal years consisted of the following components:

	Year Ended
	August 27, 2011	August 28, 2010	August 29, 2009
Option expense	$—	$—	$33
Share awards:
Time-based employee award expense	1,068	370	772
Time-based directors award expense	58	—	—
Directors stock unit expense	189	176	206
Total stock-based compensation	$1,315	$546	$1,011

Stock Options
A summary of stock option activity for Fiscal 2011, 2010 and 2009 is as follows:

	Year Ended
	August 27, 2011			August 28, 2010			August 29, 2009
	Shares	Price per Share	Wtd. Avg. Exercise Price/Share	Shares	Price per Share	Wtd. Avg. Exercise Price/Share	Shares	Price per Share	Wtd. Avg. Exercise Price/Share
Outstanding at beginning of year	940,815	$9 - $36	$27.82	1,010,224	$9 - $36	$27.31	1,044,899	$7 - $36	$27.10
Options granted	—	—	—	—	—	—	—	—	—
Options exercised	(9,000)	9 - 11	9.20	(30,500)	9 - 11	9.2	(1,000)	9	9.25
Options cancelled	(118,832)	9 - 32	22.23	(38,909)	9 - 36	29.18	(33,675)	7 - 32	21.29
Outstanding at end of year	812,983	$18 - $36	$28.84	940,815	$9 - $36	$27.82	1,010,224	$9 - $36	$27.31
Exercisable at end of year	812,983	$18 - $36	$28.84	940,815	$9 - $36	$27.82	1,010,224	$9 - $36	$27.31

The weighted average remaining contractual life for options outstanding and exercisable at August 27, 2011 was 3.06 years. There was no aggregate intrinsic value for the options outstanding and exercisable at August 27, 2011. Other values related to options are as follows:

(In thousands)	2011	2010	2009
Aggregate intrinsic value of options exercised (1)	$53	$156	$2
Net cash proceeds from the exercise of stock options	83	281	9
Actual income tax benefit realized from stock option exercises	20	59	1

(1)	The amount by which the closing price of our stock on the date of exercise exceeded the exercise price.
Share Awards
A summary of nonvested share award activity for Fiscal 2011, 2010 and 2009 is as follows:

	Year Ended
	August 27, 2011		August 28, 2010		August 29, 2009
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of year	28,110	$28.21	82,240	$29.97	138,112	$30.36
Granted	151,000	13.49	—	—	—	—
Vested	(30,610)	27.01	(53,930)	30.90	(54,672)	30.95
Cancelled	—	—	(200)	28.21	(1,200)	30.26
End of year	148,500	$13.49	28,110	$28.21	82,240	$29.97

The aggregate intrinsic value of awards outstanding at August 27, 2011 was $1.1 million.
As of August 27, 2011, there was $949,000 of unrecognized compensation expense related to restricted stock awards that is expected to be recognized over a weighted average period of 2.37 years. The total fair value of awards vested during Fiscal 2011, 2010 and 2009 was $582,000, $1.7 million and $1.7 million, respectively.

Note 15: Net Revenues Classifications
Net revenue by product class:

	Year Ended
(In thousands)	August 27, 2011		August 28, 2010		August 29, 2009
Motor homes	$443,232	89.3%	$415,277	92.4%	$178,619	84.5%
Towables	16,712	3.4%	—	—%	—	—%
Motor home parts and services	13,105	2.6%	13,655	3.0%	12,559	5.9%
Other manufactured products	23,369	4.7%	20,552	4.6%	20,341	9.6%
Total net revenues	$496,418	100.0%	$449,484	100.0%	$211,519	100.0%

Net revenue by geographic area:

	Year Ended
(In thousands)	August 27, 2011		August 28, 2010		August 29, 2009
United States	$446,616	90.0%	$413,154	91.9%	$199,579	94.4%
International	49,802	10.0%	36,330	8.1%	11,940	5.6%
Total net revenues	$496,418	100.0%	$449,484	100.0%	$211,519	100.0%

Note 16: Income Per Share
The following table reflects the calculation of basic and diluted income per share for the past three fiscal years:

	Year Ended
(In thousands, except per share data)	August 27, 2011	August 28, 2010	August 29, 2009
Income (loss) per share - basic
Net income (loss)	$11,843	$10,247	$(78,766)
Weighted average shares outstanding	29,121	29,091	29,040
Net income (loss) per share - basic	$0.41	$0.35	$(2.71)

Income (loss) per share - assuming dilution
Net income (loss)	$11,843	$10,247	$(78,766)
Weighted average shares outstanding	29,121	29,091	29,040
Dilutive impact of awards and options outstanding	27	10	11
Weighted average shares and potential dilutive shares outstanding	29,148	29,101	29,051
Net income (loss) per share - assuming dilution	$0.41	$0.35	$(2.71)

For the fiscal years ended August 27, 2011, August 28, 2010 and August 29, 2009, there were options outstanding to purchase 812,983 shares, 927,815 shares and 1,010,224 shares, respectively, of common stock at an average price of $28.84, $28.08 and $27.31, respectively, which were not included in the computation of diluted income per share because they are considered anti-dilutive under the treasury stock method per ASC 260, Earnings Per Share.

Note 17: Interim Financial Information (Unaudited)

Fiscal 2011	Quarter Ended
(In thousands, except per share data)	November 27, 2010	February 26, 2011	May 28, 2011	August 27, 2011
Net revenues	$123,711	$106,593	$135,568	$130,546
Gross profit	11,199	11,324	8,703	8,528
Operating income	4,925	4,050	538	1,766
Net income	3,786	3,315	1,195	3,547
Net income per share (basic)	0.13	0.11	0.04	0.12
Net income per share (diluted)	0.13	0.11	0.04	0.12

Fiscal 2010	Quarter Ended
(In thousands, except per share data)	November 28, 2009	February 27, 2010	May 29, 2010	August 28, 2010
Net revenues	$81,017	$110,529	$134,813	$123,125
Gross profit	524	4,784	9,755	11,204
Operating (loss) income	(5,977)	(1,858)	3,404	4,951
Net (loss) income	(1,344)	706	5,992	4,893
Net (loss) income per share (basic)	(0.05)	0.02	0.21	0.17
Net (loss) income per share (diluted)	(0.05)	0.02	0.21	0.17

Note 18: Comprehensive Income
Comprehensive income, net of tax, consists of:

	Year Ended
(In thousands)	August 27, 2011	August 28, 2010	August 29, 2009
Net income (loss)	$11,843	$10,247	$(78,766)
Unrealized (depreciation) appreciation of investments	(5)	213	970
Amortization of actuarial loss	685	548	438
Decrease (increase) in actuarial loss	245	(3,451)	(1,988)
Amortization of prior service credit	(2,621)	(2,608)	(2,693)
Comprehensive income (loss)	$10,147	$4,949	$(82,039)

Components of accumulated other comprehensive (loss) income, net of tax, were:

	As Of
(In thousands)	August 27, 2011	August 28, 2010
Impairment of investments	$(46)	$(41)
Actuarial loss	(11,452)	(12,382)
Prior service benefit	11,044	13,665
Accumulated other comprehensive (loss) income	$(454)	$1,242

Note 19: Related Party Transactions

The president of our Towables operation and former majority owner of SunnyBrook is a majority owner of FFT Land Management which leased manufacturing and office space to us in Middlebury, Indiana from January 1, 2011 to December 31, 2015 with annual payments of $660,000. For the eight months ended August 27, 2011, we recorded rent expense associated with the lease of $440,000. We believe that the lease agreement terms are similar to those that would result from arm's-length negotiations between unrelated parties.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain "disclosure controls and procedures," as such term is defined under Securities Exchange Act of 1934, as amended ("Exchange Act") Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures and believes that such controls and procedures are effective at the reasonable assurance level.
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
Evaluation of Internal Control Over Financial Reporting
Management's report on internal control over financial reporting as of August 27, 2011 is included within Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference. The report of Deloitte & Touche LLP on the effectiveness of internal control over financial reporting is included within Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Reference is made to the table entitled "Executive Officers of the Registrant" in Part I of this report and to the information included under the captions "Board of Directors, Committees of the Board and Corporate Governance", "Section 16(a) Beneficial Ownership Reporting Compliance", "Election of Directors" and "Fiscal Year 2012 Shareholder Proposals" in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 13, 2011, which information is incorporated by reference herein.
We have adopted a written code of ethics, the "Code of Ethics for CEO and Senior Financial Officers" (the "Code") which is applicable to our Chief Executive Officer, Chief Financial Officer, and Treasurer (collectively, the "Senior Officers"). In accordance with the rules and regulations of the SEC, a copy of the Code has been filed as an exhibit to this Form 10-K and is posted on our website.
We intend to disclose any changes in or waivers from the Code applicable to any Senior Officer on our website at www.winnebagoind.com or by filing a Form 8-K.

Item 11. Executive Compensation
Reference is made to the information included under the captions "Director Compensation" and "Executive Compensation" in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 13, 2011, which information is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Reference is made to the table entitled "Equity Compensation Plan Information" in Part II of this report and to the share ownership information included under the caption "Voting Securities and Principal Holders Thereof" in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 13, 2011, which information is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Reference is made to the information included under the caption "Board of Directors, Committees of the Board and Corporate Governance" in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 13, 2011, which information is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services
Reference is made to the information included under the caption "Independent Registered Public Accountants Fees and Services" in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 13, 2011 which information is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1.	Our consolidated financial statements are included in Item 8 and an index to financial statements appears on page 22 of this report.

2.	Financial Statement Schedules: Winnebago Industries, Inc. and Subsidiaries
All schedules are omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto.

3.	Exhibits: See Exhibit Index on pages 49-51.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.

By	/s/ Randy J. Potts
Randy J. Potts

Chief Executive Officer and President
(Principal Executive Officer)
Date: October 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on, October 25, 2011, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Capacity

/s/ Randy J. Potts
Randy J. Potts	Chief Executive Officer and President (Principal Executive Officer)

/s/ Sarah N. Nielsen
Sarah N. Nielsen	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Robert J. Olson
Robert J. Olson	Director (Chairman)

/s/ Irvin E. Aal
Irvin E. Aal	Director

/s/ Robert M. Chiusano
Robert M. Chiusano	Director

/s/ Jerry N. Currie
Jerry N. Currie	Director

/s/ Joseph W. England
Joseph W. England	Director

/s/ Lawrence A. Erickson
Lawrence A. Erickson	Director

/s/ John V. Hanson
John V. Hanson	Director

/s/ Gerald C. Kitch
Gerald C. Kitch	Director

Exhibit Index

3a.
Articles of Incorporation previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 27, 2000 (Commission File Number 001-06403) and incorporated by reference herein.

3b.	Amended By-Laws of the Registrant previously filed with the Registrant's Current Report on Form 8-K dated March 24, 2010 (Commission File Number 001-06403) and incorporated by reference herein.

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
Winnebago Industries, Inc. 2004 Incentive Compensation Plan previously filed as Appendix B with the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on January 13, 2004 (Commission File Number 001-06403) and incorporated by reference herein and the Amendment dated October 11, 2006 previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 25, 2006 (Commission File Number 001-06403) and incorporated by reference herein and the Amendment dated March 23, 2011 previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 28, 2011 (Commission File Number 001-06403) and incorporated by reference herein.*

10i.
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
Winnebago Industries, Inc. Profit Sharing and Deferred Savings Investment Plan previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1985 (Commission File Number 001-06403), and incorporated by reference herein, the Amendment dated July 1, 1995 previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 26, 1995 (Commission File Number 001-06403) and incorporated by reference herein and the Amendment dated March 21, 2007 (Commission File Number 001-06403) and incorporated by reference herein.*

10k.
Winnebago Industries, Inc. Officers' Long-Term Incentive Plan, fiscal three-year period 2009, 2010 and 2011 previously filed with the Registrant's Current Report on Form 8-K dated June 24, 2008 (Commission File Number 001-06403) and incorporated by reference herein.*

10l.
Winnebago Industries, Inc. Officers' Long-Term Incentive Plan, fiscal three-year period 2010, 2011 and 2012 previously filed with the Registrant's Current Report on Form 8-K dated June 24, 2009 (Commission File Number 001-06403) and incorporated by reference herein.*

10m. Winnebago Industries, Inc. Officers' Long-Term Incentive Plan, fiscal three-year period 2011, 2012 and 2013 previously filed with the Registrant's Current Report on Form 8-K dated July 22, 2010 (Commission File Number 001-06403) and incorporated by reference herein.*
10n. Winnebago Industries, Inc. Officers' Long-Term Incentive Plan, fiscal three-year period 2012, 2013 and 2014 previously filed with the Registrant's Current Report on Form 8-K dated June 21, 2011 (Commission File Number 001-06403) and incorporated by reference herein.*
10o. Amended and Restated Executive Change of Control Agreement dated December 17, 2008 between Winnebago Industries, Inc. and Raymond M. Beebe previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 29, 2009 (Commission File Number 001-06403) and incorporated by reference herein.*

10p.
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

10w.	Executive Change of Control between Winnebago Industries, Inc. and Donald L. Heidemann dated August 1, 2011.*

10x.
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
Winnebago Industries, Inc. Officers' Incentive Compensation Plan for Fiscal 2012 previously filed with the Registrant's Current Report on Form 8-K dated June 21, 2011 (Commission File Number 001-06403) and incorporated by reference herein.*

10aa. Agreement of Purchase and Sale between CGS TIRES US, INC. and Winnebago Industries, Inc. dated August 30, 2010 previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 28, 2010 (Commission File Number 001-06403) and incorporated by reference herein.

10bb.	First Amended and Restated Executive Deferred Compensation Plan dated June 21, 2011.*

14.1
Winnebago Industries, Inc. Code of Ethics for CEO and Senior Financial Officers previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 30, 2003 (Commission File Number 001-06403) and incorporated by reference herein.

21.	List of Subsidiaries.

23.	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 25, 2011.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 25, 2011.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated October 25, 2011.

32.2	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated October 25, 2011.
*Management contract or compensation plan or arrangement.

ITEM 6. 11-Year Selected Financial Data
(In thousands, except percent and per share data) (Adjusted for the 2-for-1 stock split on March 5, 2004)	Aug 27, 2011	Aug 28, 2010	Aug 29, 2009	Aug 28, 2008 (1)
For the Year
Net revenues	$496,418	$449,484	$211,519	$604,352
Income (loss) before taxes	11,937	742	(58,063)	(5,441)
Pretax profit (loss) percent of revenue	2.4%	0.2%	(27.4)%	(0.9)%
(Benefit) provision for income taxes	94	(9,505)	20,703	(8,225)
Income tax (benefit) rate	0.8%	(1,281.0)%	35.7%	(151.2)%
Income (loss) from continuing operations	11,843	10,247	(78,766)	2,784
Income from discontinued operations (3)	—	—	—	—
Cumulative effect of change in accounting principle	—	—	—	—
Net income (loss)	$11,843	$10,247	$(78,766)	$2,784
Income (loss) per share
Continuing operations
Basic	$0.41	$0.35	$(2.71)	$0.10
Diluted	0.41	0.35	(2.71)	0.10
Discontinued operations
Basic	—	—	—	—
Diluted	—	—	—	—
Cumulative effect of change in accounting principle
Basic	—	—	—	—
Diluted	—	—	—	—
Net (loss) income per share
Basic	$0.41	$0.35	$(2.71)	$0.10
Diluted	0.41	0.35	(2.71)	0.10
Weighted average common shares outstanding (in thousands)
Basic	29,121	29,091	29,040	29,093
Diluted	29,148	29,101	29,051	29,144
Cash dividends paid per share	$—	$—	$0.12	$0.48
Book value per share	3.73	3.35	3.17	5.98
Return on assets (ROA) (4)	5.1%	4.6%	(30.0)%	0.8%
Return on equity (ROE) (5)	11.5%	10.8%	(59.2)%	1.5%
Return on invested capital (ROIC) (6)	10.7%	8.4%	(41.9)%	1.1%
Unit sales
Class A	2,436	2,452	822	3,029
Class B	103	236	149	140
Class C	1,856	1,745	1,225	3,238
Total motor homes	4,395	4,433	2,196	6,407
Travel trailers	575	—	—	—
Fifth wheels	194	—	—	—
Total towables	769	—	—	—
At Year End
Total assets	$239,927	$227,357	$220,466	$305,455
Stockholders' equity	108,730	97,527	92,331	173,924
Market capitalization	208,027	263,492	337,991	329,956
Working capital	113,536	91,345	79,460	108,548
Current ratio	3.2 to 1	2.8 to 1	2.6 to 1	3.0 to 1
Number of employees	2,130	1,950	1,630	2,250
Motor home dealer inventory	1,958	2,044	1,694	3,551
Towables dealer inventory	966	—	—	—

(1)	The fiscal years ended August 31, 2002 and August 30, 2008 contained 53 weeks; all other fiscal years contained 52 weeks.

(2)
Includes a noncash after-tax cumulative effect of change in accounting principle of $1.1 million expense or $0.05 per share due to the adoption of SAB No. 101, Revenue Recognition in Financial Statements.

(3)Includes discontinued operations of Winnebago Acceptance Corporation for all years presented.

Aug 25 2007	Aug 26, 2006	Aug 27, 2005	Aug 28, 2004	Aug 30, 2003	Aug 2, 2002(1)	Aug 25, 2001 (2)

$870,152	$864,403	$991,975	$1,114,154	$845,210	$825,269	$671,686
61,409	68,195	100,890	112,234	78,693	81,324	55,754
7.1%	7.9%	10.2%	10.1%	9.3%	9.9%	8.3%
19,845	23,451	35,817	41,593	29,961	28,431	14,258
32.3%	34.4%	35.5%	37.1%	38.1%	35%	25.6%
41,564	44,744	65,073	70,641	48,732	52,893	41,496
—	—	—	—	1,152	1,778	2,258
—	—	—	—	—	—	(1,050)
$41,564	$44,744	$65,073	$70,641	$49,884	$54,671	$42,704

$1.33	$1.39	$1.95	$2.06	$1.35	$1.37	$1.03
1.32	1.37	1.92	2.03	1.33	1.34	1.01

—	—	—	—	0.03	0.04	0.05
—	—	—	—	0.03	0.04	0.05

—	—	—	—	—	—	(0.02)
—	—	—	—	—	—	(0.02)

$1.33	$1.39	$1.95	$2.06	$1.38	$1.41	$1.06
1.32	1.37	1.92	2.03	1.36	1.38	1.04

31,162	32,265	33,382	34,214	36,974	39,898	41,470
31,415	32,550	33,812	34,789	37,636	40,768	42,080
$0.4	$0.36	$0.28	$0.20	$0.10	$0.10	$0.10
7.05	7.01	7.15	6.01	5.78	4.81	5
11.1%	11.2%	16.1%	18.3%	14%	15.9%	12.9%
19.5%	19.7%	29.7%	34.4%	25.6%	28.2%	22.3%
15.1%	15.4%	23.0%	31.4%	25.5%	29.1%	25.2%

5,031	4,455	6,674	8,108	6,705	6,725	5,666
—	—	—	—	308	763	703
4,438	5,388	3,963	4,408	4,021	4,329	3,410
9,469	9,843	10,637	12,516	11,034	11,817	9,779
—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—

$366,510	$384,715	$412,960	$394,556	$377,462	$337,077	$351,922
208,354	218,322	235,887	201,875	210,626	179,815	207,464
821,282	884,789	1,073,165	1,071,570	898,010	713,500	581,779
168,863	187,038	197,469	164,175	164,017	144,303	173,677
2.9 to 1	3.3 to 1	3.2 to 1	2.6 to 1	2.8 to 1	2.6 to 1	3.2 to 1
3,310	3,150	3,610	4,220	3,750	3,685	3,325
4,471	4,733	4,794	4,978	3,945	4,000	3,549
—	—	—	—	—	—	—

(4)	Includes discontinued operations of Winnebago Acceptance Corporation for all years presented.

(5)	ROE - Current period net income divided by average equity balance using current and previous ending periods.

(6)	ROIC - Current period net income divided by average invested capital (total assets minus cash and noninterest liabilities) using current ending periods.

BOARD OF DIRECTORS
Robert J. Olson (60)
Chairman of the Board
Winnebago Industries, Inc.

Irvin E. Aal (72) 1,2
Former General Manager
Case Tyler Business Unit of CNH Global

Robert M. Chiusano (60) 1,2
Former Executive Vice President and Chief
Operating Officer - Commercial Systems
Rockwell Collins, Inc.

Jerry N. Currie (66) 3
President and Chief Executive Officer
CURRIES Company

Joseph W. England (71) 1
Former Senior Vice President
Deere & Company

Lawrence A. Erickson (62) 1*,2
Former Senior Vice President and Chief
     Financial Officer
Rockwell Collins, Inc.

John V. Hanson (69) 3*
Former Deputy Chairman of the Board
Winnebago Industries, Inc.

Gerald C. Kitch (73) **,2*,3
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
120 South Sixth Street
Minneapolis, Minnesota 55402-1844
(612) 397-4000

NYSE Annual CEO Certification and Sarbanes-Oxley Section 302 Certifications
We submitted the annual Chief Executive Officer Certification to the New York Stock Exchange (NYSE) as required under the corporate governance rules of the NYSE. We also filed as exhibits to our 2011 Annual Report on Form 10-K, the Chief Executive Officer and Chief Financial Officer certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Winnebago Industries is an equal opportunity employer.

Board Committee/Members 1. Audit 2. Human Resources 3. Nominating and Governance * Committee Chairman ** Lead Independent Director
All news releases issued by us, reports filed by us with the Securities and Exchange Commission (including exhibits) and information on our Corporate Governance Policies and Procedures may also be viewed at the Winnebago Industries' website: http://winnebagoind.com/investor.html. Information contained on Winnebago Industries' website is not incorporated into this Annual Report or other securities filings.

OFFICERS
Robert J. Olson (60)
Chairman of the Board

Randy J. Potts (52)
Cheif Executive Officer and President

Raymond M. Beebe (69)
Vice President, General Counsel and Secretary

Robert J. Gossett (60)
Vice President, Administration

Daryl W. Krieger (48)
Vice President, Manufacturing

Roger W. Martin (51)
Vice President, Sales and Marketing

Sarah N. Nielsen (38)
Vice President, Chief Financial Officer

William J. O'Leary (62)
Vice President, Product Development

Donald L. Heidemann (39)
Treasurer/Director of Finance

Number of Shareholders of Record
As of October 4, 2011, Winnebago Industries had 3,479 shareholders of record.

Dividends Paid
No dividends were paid in Fiscal 2011. Cash dividend payments were suspended starting with the second quarter of Fiscal 2009.

Shareholder Account Assistance
Transfer Agent to contact for address changes, account certificates and stock holdings:

Wells Fargo Shareowner Services
P.O. Box 64854
St. Paul, Minnesota 55164-0854 or
161 North Concord Exchange
South St. Paul, Minnesota 55075-1139
Telephone: (800) 468-9716 or (651) 450-4064
Inquiries: www.wellsfargo.com/shareownerservices

Annual Meeting
The Annual Meeting of Shareholders is scheduled to be held on Tuesday, December 13, 2011, at 4:00 p.m. (CST) in Winnebago Industries' South Office Complex Theater, 605 W. Crystal Lake Road, Forest City, Iowa.

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