Form 10-Q
period 2011-11-26
WINNEBAGO INDUSTRIES INC
filed 2011-12-23
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 26, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, par value $0.50 per share, outstanding December 22, 2011 was 29,148,567.

WINNEBAGO INDUSTRIES, INC.

Glossary

The following terms and abbreviations appear in the text of this report and are defined as follows:

ARS	Auction Rate Securities

ASC	Accounting Standards Codification

ASP	Average Sales Price

ASU	Accounting Standards Update

CCMF	Charles City Manufacturing Facility

DCF	Discounted Cash Flow

FASB	Financial Accounting Standards Board

GAAP	Generally Accepted Accounting Principles

IRS	Internal Revenue Service

LIBOR	London Interbank Offered Rate

LIFO	Last In, First Out

Loan Agreement	Loan and Security Agreement dated October 13, 2009 by and between Winnebago Industries, Inc. and Burdale Capital Finance, Inc., as Agent

PDM	PDM Distribution Services, Inc.

RV	Recreation Vehicle

RVIA	Recreation Vehicle Industry Association

SEC	U.S. Securities and Exchange Commission

SERP	Supplemental Executive Retirement Plan

Stat Surveys	Statistical Surveys, Inc.

SunnyBrook	SunnyBrook RV, Inc.

Towables	Winnebago of Indiana, LLC, a wholly-owned subsidiary of Winnebago Industries, Inc.

U.S.	United States of America

XBRL	eXtensible Business Reporting Language

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements
Winnebago Industries, Inc.
Unaudited Consolidated Statements of Operations

	Quarter Ended
(In thousands, except per share data)	November 26, 2011	November 27, 2010
Net revenues	$131,837	$123,711
Cost of goods sold	123,341	112,512
Gross profit	8,496	11,199

Operating expenses:
Selling	4,162	3,267
General and administrative	3,707	3,651
Gain on sale of asset held for sale	—	(644)
Total operating expenses	7,869	6,274

Operating income	627	4,925
Non-operating income	257	152
Income before income taxes	884	5,077

(Benefit) provision for taxes	(151)	1,291
Net income	$1,035	$3,786

Income per common share:
Basic	$0.04	$0.13
Diluted	$0.04	$0.13

Weighted average common shares outstanding:
Basic	29,138	29,112
Diluted	29,212	29,115

See unaudited notes to consolidated financial statements.

Winnebago Industries, Inc.
Unaudited Consolidated Balance Sheets

(In thousands, except per share data)	November 26, 2011	August 27, 2011
Assets
Current assets:
Cash and cash equivalents	$71,299	$69,307
Short-term investments	250	—
Receivables, less allowance for doubtful accounts ($86 and $76, respectively)	14,670	19,981
Inventories	65,190	69,165
Prepaid expenses and other assets	5,003	4,227
Income taxes receivable	913	1,525
Deferred income taxes	1,613	649
Total current assets	158,938	164,854
Property, plant, and equipment, net	21,930	22,589
Assets held for sale	600	600
Long-term investments	9,753	10,627
Investment in life insurance	23,434	23,669
Goodwill	1,228	1,228
Amortizable intangible assets	700	720
Other assets	15,054	15,640
Total assets	$231,637	$239,927

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$15,580	$21,610
Income taxes payable	115	104
Accrued expenses:
Accrued compensation	9,990	10,841
Product warranties	7,022	7,335
Self-insurance	3,409	3,203
Accrued loss on repurchases	857	1,174
Promotional	1,487	2,177
Other	4,502	4,874
Total current liabilities	42,962	51,318
Long-term liabilities:
Unrecognized tax benefits	5,213	5,387
Postretirement health care and deferred compensation benefits	74,074	74,492
Total long-term liabilities	79,287	79,879
Contingent liabilities and commitments
Stockholders' equity:
Capital stock common, par value $0.50; authorized 60,000 shares, issued 51,776 shares	25,888	25,888
Additional paid-in capital	30,173	30,131
Retained earnings	433,553	432,518
Accumulated other comprehensive (loss)	(1,008)	(454)
Treasury stock, at cost (22,633 and 22,641 shares, respectively)	(379,218)	(379,353)
Total stockholders' equity	109,388	108,730
Total liabilities and stockholders' equity	$231,637	$239,927

See unaudited notes to consolidated financial statements.

Winnebago Industries, Inc.
Unaudited Consolidated Statements of Cash Flows

	Three Months Ended
(In thousands)	November 26, 2011	November 27, 2010
Operating activities:
Net income	$1,035	$3,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,311	1,430
LIFO expense	328	364
Stock-based compensation	177	80
Deferred income taxes including valuation (provision) allowance	(677)	291
Postretirement benefit income and deferred compensation expenses	294	345
Provision for doubtful accounts	10	17
Increase in cash surrender value of life insurance policies	(256)	(324)
Loss (gain) on sale or disposal of property	6	(693)
Gain on life insurance	(195)	—
Other	16	29
Change in assets and liabilities:
Inventories	3,647	(2,011)
Receivables and prepaid assets	4,525	2,246
Income taxes and unrecognized tax benefits	495	974
Accounts payable and accrued expenses	(8,597)	(3,435)
Postretirement and deferred compensation benefits	(959)	(926)
Net cash provided by operating activities	1,160	2,173

Investing activities:
Proceeds from the sale of investments, at par	500	1,200
Proceeds from life insurance	643	—
Purchases of property and equipment	(456)	(667)
Proceeds from the sale of property	—	3,769
Other	112	24
Net cash provided by investing activities	799	4,326

Financing activities:
Payments for purchases of common stock	—	(89)
Other	33	64
Net cash provided by (used in) financing activities	33	(25)

Net increase in cash and cash equivalents	1,992	6,474
Cash and cash equivalents at beginning of period	69,307	74,691
Cash and cash equivalents at end of period	$71,299	$81,165

Supplemental cash flow disclosure:
Income taxes paid, net of refunds	$31	$25

See unaudited notes to consolidated financial statements.

Winnebago Industries, Inc.
Unaudited Notes to Consolidated Financial Statements

Note 1: Basis of Presentation

The "Company," "we," "our" and "us" are used interchangeably to refer to Winnebago Industries, Inc. and its subsidiary, Winnebago of Indiana, LLC, as appropriate in the context.

In our opinion, the accompanying condensed unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly our consolidated financial position as of November 26, 2011 and the consolidated results of operations for the first quarters of Fiscal 2012 and 2011, and consolidated cash flows for the first quarters of Fiscal 2012 and 2011. The consolidated statement of operations for the first quarter of Fiscal 2012 is not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet data as of August 27, 2011 was derived from audited financial statements, but does not include all of the information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the fiscal year ended August 27, 2011.

New Accounting Pronouncements
On May 12, 2011, the FASB issued ASU 2011-04, Fair Value Measurement, which requires measurement uncertainty disclosure in the form of a sensitivity analysis of unobservable inputs to reasonable alternative amounts for all Level 3 recurring fair value measurements. ASU 2011-04 will be effective for interim and annual periods beginning on or after December 15, 2011 (the third quarter of our Fiscal 2012). We do not believe that this will have a significant impact on our consolidated financial statements.

On June 16, 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which revised the manner in which entities present comprehensive income in their financial statements. ASU 2011-05 will be effective for fiscal years beginning after December 15, 2011 (our Fiscal 2013). We do not believe that this will have a significant impact on our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which simplified the manner in which entities test goodwill for impairment. After assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform a quantitative analysis of the goodwill impairment test. Otherwise, the quantitative test becomes optional. ASU 2011-08 will be effective for fiscal years beginning after December 15, 2011 (our Fiscal 2013). We do not believe that this will have a significant impact on our consolidated financial statements.

Reclassifications
Certain amounts reported in the prior year in the statement of cash flows have been reclassified to conform to the current year financial statement presentation. The reclassifications had no effect on total operating, investing, or financing activities.

Note 2: Acquisition

On December 29, 2010 we purchased, through Towables, substantially all of the assets of SunnyBrook, a manufacturer of travel trailer and fifth wheel RVs. The aggregate consideration paid was $4.7 million in cash, net of cash acquired, including the repayment of $3.3 million of SunnyBrook commercial and shareholder debt on the closing date. The assets acquired include inventory, equipment and other tangible and intangible property and are being used in connection with the operation of manufacturing towable recreation vehicles. Also on December 29, 2010, we entered into a five year operating lease agreement for the SunnyBrook facilities. The operations of Towables are included in our consolidated operating results from the date of its acquisition. Towables will continue to manufacture products under the SunnyBrook brands. In addition, Towables has begun to diversify its product line by including Winnebago brand trailer and fifth wheel products. The primary reason for the acquisition was diversification outside of the motorized market while utilizing the Winnebago brand strength in the towable market allowing for the potential of revenue and earnings growth.

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

Note 3: Fair Value Measurements

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
We account for fair value measurements in accordance with ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measurement and expands disclosure about fair value measurement. The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.

The following tables set forth, by level within the fair value hierarchy, our financial assets that were accounted for at fair value on a recurring basis at November 26, 2011 and August 27, 2011 according to the valuation techniques we used to determine their fair values:

		Fair Value Measurements Using Inputs Considered As
(In thousands)	Fair Value at November 26, 2011	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs
Short-term investments
Student loan ARS with pending redemptions	$250	$—	$250	$—
Long-term investments
Student loan ARS	9,753	—	—	9,753
Assets that fund deferred compensation
Domestic equity funds	9,082	9,082	—	—
International equity funds	1,285	1,285	—	—
Fixed income	602	602	—	—
Total assets at fair value	$20,972	$10,969	$250	$9,753

		Fair Value Measurements Using Inputs Considered As
(In thousands)	Fair Value at August 27, 2011	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs
Long-term investments
Student loan ARS	$10,627	$—	$—	$10,627
Assets that fund deferred compensation
Domestic equity funds	9,362	9,362	—	—
International equity funds	1,441	1,441	—	—
Fixed income	649	649	—	—
Total assets at fair value	$22,079	$11,452	$—	$10,627

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis, in the previous table, that used significant unobservable inputs (Level 3):

(In thousands)	November 26, 2011	November 27, 2010
Balance at beginning of period	$10,627	$17,785
Transfer to Level 2	(250)	(5,250)
Net change included in other comprehensive income	(124)	(189)
Sales	(500)	(1,200)
Balance at end of period	$9,753	$11,146

Transfers between Levels
During the first quarter of Fiscal 2012 there were two transfers out of Level 3 valued assets; a transfer of $500,000 was related to a redemption at par of ARS that occurred during the quarter, and a transfer of $250,000 was related to a redemption of ARS that was pending at the end of the quarter.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash Equivalents
The carrying value of cash equivalents approximates fair value as maturities are less than three months. Our cash equivalents are comprised of money market funds traded in an active market with no restrictions.

Long-Term and Short-Term Investments
Our debt securities are comprised of ARS. Our long-term ARS related investments (as described in Note 4) are classified as Level 3 as quoted prices were unavailable due to events described in Note 4. Due to limited market information, we utilized a DCF model to derive an estimate of fair value at November 26, 2011. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place and the rate of return required by investors to own such securities given the current liquidity risk associated with ARS. All of our short-term ARS portfolio is classified as Level 2 as they are also in an inactive market, but inputs other than quoted prices were observable and used to value the securities.

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Our non-financial assets, which include goodwill, intangible assets, and property and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, we must evaluate the non-financial asset for impairment. If an impairment did occur, the asset is required to be recorded at the estimated fair value. During the first quarter of Fiscal 2012, no impairments were recorded for non-financial assets.

Note 4: Investments

We own investments in marketable securities that have been designated as "available for sale" in accordance with ASC 320, Investments-Debt and Equity Securities. Available for sale securities are carried at fair value with the unrealized gains and losses reported in "Accumulated Other Comprehensive Income", a component of stockholders' equity.

At November 26, 2011, we held $10.2 million (par value) of investments comprised of tax-exempt ARS, which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through Dutch auctions that are typically held every 7, 28 or 35 days. Prior to February 2008, these securities traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually. The ARS we hold are AAA/Aaa rated with most collateralized by student loans guaranteed by the U.S. Government under the Federal Family Education Loan Program.

Since February 2008, most ARS auctions have failed for these securities and there is no assurance that future auctions will succeed and, as a result, our ability to liquidate our investment and fully recover the par value in the near term may be limited or nonexistent. We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default. We have continued to receive interest payments on the ARS in accordance with their terms. We believe we will ultimately be able to liquidate our ARS related investments without significant loss primarily due to the collateral securing our ARS. However, redemption could take until final maturity of the ARS (up to 30 years) to realize the par value of our investments. Due to the changes and uncertainty in the ARS market, we believe the recovery period for these investments is likely to be longer than 12 months and as a result, we have classified these investments as long-term as of November 26, 2011. On December 1, 2011 we received notice of a partial redemption on a particular ARS with payment received on December 2, 2011. As a result, of the total

$10.2 million of ARS investments, we have classified $10.0 million (par value) as long-term with the remaining amount of $250,000 classified as short-term investments as of November 26, 2011.

At November 26, 2011, there was insufficient observable ARS market information available to determine the fair value of our long term ARS investments. Therefore, we estimated fair value by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, final stated maturities, estimates on the probability of the issue being called prior to final maturity, impact due to extended periods of maximum auction rates and broker quotes from independent evaluators. Based on this analysis, we recorded a temporary impairment of $197,000 related to our long-term ARS investments of $10.0 million (par value).

Note 5: Inventories

Inventories consist of the following:

(In thousands)	November 26, 2011	August 27, 2011
Finished goods	$27,446	$29,656
Work-in-process	29,153	31,966
Raw materials	40,556	39,180
	97,155	100,802
LIFO reserve	(31,965)	(31,637)
Total inventories	$65,190	$69,165

The above values of inventories, before reduction for the LIFO reserve, approximates replacement cost at the respective dates. Of the $97.2 million inventory at November 26, 2011, $88.6 million is valued on a LIFO basis and the Towables inventory of $8.6 million is valued on a first-in, first-out basis.

Note 6: Property, Plant and Equipment and Assets Held for Sale

Property, plant and equipment is stated at cost, net of accumulated depreciation, and consists of the following:

(In thousands)	November 26, 2011	August 27, 2011
Land	$767	$767
Buildings	49,490	49,226
Machinery and equipment	90,456	90,380
Transportation equipment	8,837	8,837
	149,550	149,210
Less accumulated depreciation	(127,620)	(126,621)
Total property, plant and equipment, net	$21,930	$22,589

Assets held for sale as of November 26, 2011 of $600,000 consisted of an idled fiberglass manufacturing facility in Hampton, Iowa. As previously reported, we entered into a purchase agreement ("Purchase Agreement") with PDM on October 14, 2011 for the sale of our idled Hampton facility to PDM for $725,000. While formal notice as required by the Purchase Agreement has not been received, it is our understanding that PDM intends to terminate the Purchase Agreement. Thus, we do not expect that the sale to PDM will be completed and we expect the property will be placed back on the market for sale.

Note 7: Goodwill and Amortizable Intangible Assets

Goodwill and other intangible assets consist of the following:

	November 26, 2011		August 27, 2011
(In thousands)	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Goodwill	$1,228	$—	$1,228	$—
Dealer network	534	48	534	34
Trademarks	196	17	196	13
Non-compete agreement	40	5	40	4
Total	$1,998	$70	$1,998	$51

Goodwill and other intangible assets are the result of the acquisition of SunnyBrook during the second quarter of Fiscal 2011. Goodwill is not subject to amortization. Amortizable intangible assets are amortized on a straight-line basis. The weighted average remaining amortization period at November 26, 2011 is 8.9 years.

Goodwill is reviewed for impairment annually or whenever events or circumstances indicate a potential impairment. Intangible assets are also subject to impairment tests whenever events or circumstances indicate that the asset's carrying value may exceed its estimated fair value, at which time an impairment would be recorded.

Estimated amortization expense of intangible assets for the next five years is as follows:

(In thousands)		Amount
Year Ended:	2013	$80
	2014	79
	2015	79
	2016	79
	2017	79

Note 8: Credit Facility

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

Interest on loans made under the Loan Agreement will be based on the greater of LIBOR or a base rate of 2.0% plus a margin of 4.0% or the greater of prime rate or 4.25% plus a margin of 3.0%. The unused line fee associated with the Loan Agreement is 1.25% per annum. Additionally, under certain circumstances, we will be required to pay an early termination fee of 1% of the maximum credit available under the Loan Agreement if we terminate the Loan Agreement prior to October 13, 2012.

Note 9: Warranty

We provide our motor home customers a comprehensive 12-month/15,000-mile warranty on the Class A, Class B and Class C motor homes, and a 3-year/36,000-mile structural warranty on Class A and Class C sidewalls and floors. We provide a comprehensive 12-month warranty on all towable products. We have also incurred costs for certain warranty-type expenses which occurred after the normal warranty period. We have voluntarily agreed to pay such costs to help protect the reputation of our products and the goodwill of our customers. Estimated costs related to product warranty are accrued at the time of sale and are based on past warranty claims and unit sales history and adjusted as required to reflect actual costs incurred, as information becomes available. A significant increase in dealership labor rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods on which such claims or additional costs materialize. We also incur costs as a result of additional service actions not covered by our warranties, including product recalls and customer satisfaction actions. Estimated costs are accrued at the time the service action is implemented and are based on past claim rate experiences and the estimated cost of the repairs.

Changes in our product warranty liability are as follows:

	Quarter Ended
(In thousands)	November 26, 2011	November 27, 2010
Balance at beginning of period	$7,335	$7,634
Provision	1,368	1,470
Claims paid	(1,681)	(1,497)
Balance at end of period	$7,022	$7,607

Note 10: Employee and Retiree Benefits

Postretirement health care and deferred compensation benefits are as follows:

(In thousands)	November 26, 2011	August 27, 2011
Postretirement health care benefit cost	$41,668	$41,370
Non-qualified deferred compensation	24,384	24,622
Executive share option plan liability	8,819	9,286
SERP benefit liability	3,123	3,086
Executive deferred compensation	92	93
Total postretirement health care and deferred compensation benefits	78,086	78,457
Less current portion	(4,012)	(3,965)
Long-term postretirement health care and deferred compensation benefits	$74,074	$74,492

Postretirement Health Care Benefits
We provide certain health care and other benefits for retired employees hired before April 1, 2001, who have fulfilled eligibility requirements of age 55 with 15 years of continuous service. We use a September 1 measurement date for this plan and our postretirement health care plan currently is not funded. In Fiscal 2005, we established dollar caps on the amount that we will pay for postretirement health care benefits per retiree on an annual basis so that we were not exposed to continued medical inflation. Retirees are required to pay a monthly premium in excess of the employer dollar caps for medical coverage based on years of service and age at retirement. Net periodic postretirement benefit income consisted of the following components:

	Quarter Ended
(In thousands)	November 26, 2011	November 27, 2010
Interest cost	$481	$476
Service cost	140	152
Net amortization and deferral	(764)	(776)
Net periodic postretirement benefit income	$(143)	$(148)

Payments for postretirement health care	$323	$306

For accounting purposes, we recognized net periodic postretirement income as presented in the table above, due to the amortization of prior service credit associated with the establishment of caps on the employer portion of benefits in Fiscal 2005. In October 2011, our Board of Directors approved a reduction in the employer dollar caps to be effective in January 2012 whereby the employer established dollar caps for postretirement health care benefits per eligible employee will be reduced by 10%, which is estimated to reduce our liability for postretirement health care by approximately $4.6 million and will be amortized as prior service credit over the next eight fiscal years.

Note 11: Contingent Liabilities and Commitments

Repurchase Commitments
Generally, manufacturers in the RV industry enter into repurchase agreements with lending institutions which have provided wholesale floorplan financing to dealers. Most dealers' RVs are financed on a "floorplan" basis under which a bank or finance company lends the dealer all, or substantially all, of the purchase price, collateralized by a security interest in the RVs purchased.

Our repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 18 months, provide that our liability will be the lesser of remaining principal owed by the dealer or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our contingent liability on these repurchase agreements was approximately $146.5 million and $133.4 million at November 26, 2011 and August 27, 2011, respectively.

In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of RVs to repurchase current inventory if a dealership exits the business. Incremental repurchase exposure beyond existing repurchase agreements, related to dealer inventory in states that we have had historical experience of repurchasing inventory, totaled $5.8 million and $5.7 million at November 26, 2011 and August 27, 2011, respectively.

Based on these repurchase agreements, we establish an associated loss reserve which is disclosed separately in the balance sheets. Repurchased sales are not recorded as revenue transactions, but the net difference between the original repurchase price and the resale price are recorded against the loss reserve, which is a deduction from gross revenue. Our loss reserve for repurchase commitments contains uncertainties because the calculation requires management to make assumptions and apply judgment regarding a number of factors. There are two significant assumptions associated with establishing our loss reserve for repurchase commitments: (1) the percentage of dealer inventory that we will be required to repurchase as a result of defaults by the dealer, and (2) the loss that will be incurred, if any, when repurchased inventory is resold. These key assumptions are affected by a number of factors, such as macro-market conditions, current retail demand of our product, age of product in dealer inventory, physical condition of the product, location of the dealer, financing source and independent third party credit rating of our dealers. To the extent that dealers are increasing or decreasing their inventories, our overall exposure under repurchase agreements is likewise impacted. The percentage of dealer inventory we estimate we will repurchase (which has ranged in recent years from 5% to 11% on a weighted average basis) and the associated estimated loss (which has ranged in recent years from 7% to 16% on a weighted average basis) is based on historical information, current trends and an analysis of dealer inventory aging for all dealers with inventory subject to this obligation. In periods where there is increasing retail demand for our product at our dealerships, the lower end of our estimated range of assumptions will be more appropriate and in periods of decreasing retail demand, the opposite will be true.

Based on the repurchase exposure as previously described, we established an associated loss reserve of $857,000 as of November 26, 2011 and $1.2 million as of August 27, 2011. The inventory repurchased and the associated losses on the inventory resold presented in the table below during the first quarter of Fiscal 2012 relates to two dealers, one of which was a towable dealer. These losses resulted in a reduction to our repurchase loss reserve during the first quarter of Fiscal 2012, as we had previously reserved for these specific units in Fiscal 2011.

A summary of repurchase activity is as follows:

	Quarter Ended
(Dollars in thousands)	November 26, 2011	November 27, 2010
Inventory repurchased
Units	17	1
Dollars	$1,249	$66
Inventory resold
Units	12	1
Cash collected	$1,043	$60
Loss recognized	$117	$6

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our loss reserve for repurchase commitments. A hypothetical change of a 10% increase or decrease in our significant repurchase commitment assumptions at November 26, 2011 would have affected net income by approximately $210,000.

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

Note 12: Income Taxes

We account for income taxes under ASC Topic 740, Income Taxes, (ASC 740). The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns.

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to uncertainty of realizing deferred tax assets. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more-likely-than-not” standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company's current or previous losses are given more weight than its future outlook. Under that standard, our three-year historical cumulative loss was a significant negative factor. We have evaluated the sustainability of our deferred tax assets on our balance sheet which includes the assessment of cumulative income or losses over recent prior periods. Based on ASC 740 guidelines, as of August 27, 2011 and November 26, 2011, we have applied a valuation allowance of $39.8 million and $39.1 million respectively against our deferred tax assets. We will continue to assess the likelihood that our deferred tax assets will be realizable at each reporting period and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

We file tax returns in the U.S. federal jurisdiction, as well as various international and state jurisdictions. Our federal tax returns have been audited by the IRS through Fiscal 2009. Although certain years are no longer subject to examinations by the IRS and various state taxing authorities, net operating loss carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities if they either have been or will be used in a future period. A number of years may elapse before an uncertain tax position is audited and finally resolved, and it is often very difficult to predict the outcome of such audits. Periodically, various state and local jurisdictions conduct audits, therefore, a variety of years are subject to state and local jurisdiction review.

As of November 26, 2011, our unrecognized tax benefits were $5.2 million, all of which, if recognized, would positively affect our effective tax rate as all of the deferred tax assets associated with these positions have a full valuation allowance established against them. It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits as tax expense. As of November 26, 2011, we had accrued $2.4 million in interest and penalties. We do not anticipate any significant changes in unrecognized tax benefits within the next twelve months. Actual results may differ materially from this estimate.

Note 13: Earnings Per Share

The following table reflects the calculation of basic and diluted income per share:

	Quarter Ended
(In thousands, except per share data)	November 26, 2011	November 27, 2010
Income per share - basic:
Net income	$1,035	$3,786
Weighted average shares outstanding	29,138	29,112
Net income per share - basic	0.04	0.13

Income per share - assuming dilution:
Net income	$1,035	$3,786
Weighted average shares outstanding	29,138	29,112
Dilutive impact of options and awards outstanding	74	3
Weighted average shares and potential dilutive shares outstanding	29,212	29,115
Net income per share - assuming dilution	$0.04	$0.13

At the end of the first quarters of Fiscal 2012 and Fiscal 2011, there were options outstanding to purchase 810,331 shares and 924,731 shares, respectively, of common stock at an average price of $28.74 and $28.05, respectively, which were not included in the computation of diluted income per share because they are considered anti-dilutive under the treasury stock method per ASC 260.

Note 14: Comprehensive Income

Comprehensive income, net of tax, consists of:

	Quarter Ended
(In thousands)	November 26, 2011	November 27, 2010
Net income	$1,035	$3,786
Amortization of prior service credit	(631)	(655)
Amortization of actuarial loss	155	172
Unrealized depreciation of investments	(78)	(117)
Comprehensive income	$481	$3,186

Note 15: Subsequent Event

We evaluated all events or transactions occurring between the balance sheet date and the date of issuance of the financial statements that would require recognition or disclosure in the financial statements. There were no material subsequent events.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that this management's discussion be read in conjunction with the financial statements contained in this Form 10-Q as well as the Management's Discussion and Analysis and Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended August 27, 2011.

Forward-Looking Information

Certain of the matters discussed in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. A number of factors could cause actual results to differ materially from these statements, including, but not limited to, increases in interest rates, availability of credit, low consumer confidence, significant increase in repurchase obligations, inadequate liquidity or capital resources, availability and price of fuel, a further or continued slowdown in the economy, availability of chassis and other key component parts, sales order cancellations, slower than anticipated sales of new or existing products, new product introductions by competitors, the effect of global tensions, integration of operations relating to mergers and acquisitions activities, and other factors which may be disclosed throughout this report. Although we believe that the expectations reflected in the “forward-looking statements” are reasonable, we cannot guarantee future results, or levels of activity, performance or achievements. Undue reliance should not be placed on these “forward-looking statements,” which speak only as of the date of this report. We undertake no obligation to publicly update or revise any “forward-looking statements” whether as a result of new information, future events or otherwise, except as required by law or the rules of the New York Stock Exchange.

Executive Overview

Winnebago Industries, Inc. is a leading U.S. manufacturer of RVs with a proud history of manufacturing RV products for more than 50 years. We produce all of our motor homes in highly vertically integrated manufacturing facilities in the state of Iowa and we produce all travel trailer and fifth wheels ("towables products") in Indiana. We distribute our products through independent dealers throughout the U.S. and Canada, who then retail the products to the end consumer. Our retail unit market share, as reported by Stat Surveys, is as follows:

	Through October 31,		Calendar Year
US Retail Motorized:	2011	2010	2010	2009	2008
Class A gas	22.2%	23.6%	23.7%	22.9%	23.2%
Class A diesel	17.4%	14.6%	15.2%	11.4%	8.1%
Total Class A	20.1%	19.1%	19.5%	16.6%	15.3%
Class C	17.1%	17.4%	17.9%	22.7%	22.8%
Total Class A and C	18.8%	18.4%	18.8%	19.1%	18.3%

Class B	6.2%	17.0%	15.6%	18.1%	3.5%

Canadian Retail Motorized:
Class A gas	17.3%	15.5%	14.9%	13.8%	18.4%
Class A diesel	18.5%	10.1%	9.9%	7.0%	5.3%
Total Class A	17.8%	13.1%	12.6%	10.0%	12.4%
Class C	16.0%	14.0%	13.8%	9.5%	19.5%
Total Class A and C	16.9%	13.5%	13.2%	9.8%	15.7%

	Through October 31, 2011
Retail Towables:	U.S.	Canada
Travel trailer	0.6%	0.4%
Fifth wheel	0.5%	0.5%
Total towables	0.6%	0.4%
Presented in fiscal quarters, certain key metrics are shown below:

	Class A, B & C Motor Homes				Travel Trailers & Fifth Wheels
			As of Quarter End				As of Quarter End
	Wholesale	Retail	Dealer	Order	Wholesale	Retail	Dealer	Order
(In units)	Deliveries	Registrations	Inventory	Backlog	Deliveries	Registrations	Inventory	Backlog
Second quarter 2010	1,109	654	2,022	1,159
Third quarter 2010	1,366	1,388	2,000	935
Fourth quarter 2010	1,164	1,120	2,044	818
First quarter 2011	1,115	1,093	2,066	698
Rolling 12 months	4,754	4,255
(Dec 2009-Nov 2010)

Second quarter 2011	909	796	2,179	957	85	100	905	151
Third quarter 2011	1,283	1,394	2,068	642	326	203	1,028	164
Fourth quarter 2011	1,088	1,198	1,958	681	358	420	966	293
First quarter 2012	1,040	1,053	1,945	618	435	255	1,146	460
Rolling 12 months	4,320	4,441			1,204	978
(Dec 2010-Nov 2011)

Industry Outlook

Key statistics for the motor home industry are as follows:

	US and Canada Industry Class A, B & C Motor Homes
	Wholesale Shipments(1)					Retail Registrations(2)
	Calendar Year					Calendar Year
(In units)	2010		2009	Increase	Change	2010		2009	Increase	Change
First quarter	5,700		2,400	3,300	137.5%	4,900		4,800	100	2.1%
Second quarter	7,800		3,200	4,600	143.8%	8,300		7,100	1,200	16.9%
Third quarter	6,200		3,300	2,900	87.9%	6,000		5,800	200	3.4%
Fourth quarter	5,500		4,300	1,200	27.9%	4,600		4,200	400	9.5%
Total	25,200		13,200	12,000	90.9%	23,800		21,900	1,900	8.7%

(In units)	2011		2010	Increase (Decrease)	Change	2011		2010	Increase (Decrease)	Change
First quarter	6,900		5,700	1,200	21.1%	5,100		4,900	200	4.1%
Second quarter	7,800		7,800	—	—%	8,000		8,300	(300)	(3.6)%
Third quarter	5,300		6,200	(900)	(14.5)%	5,900		6,000	(100)	(1.7)%
October	2,000		2,000	—	—%	1,600		2,000	(400)	(20.0)%
November - December	3,100	(3)	3,500	(400)	(11.4)%		(4)	2,600
Total	25,100	(3)	25,200	(100)	(0.4)%		(4)	23,800

(1)	Class A, B and C wholesale shipments as reported by RVIA, rounded to the nearest hundred.

(2)	Class A, B and C retail registrations as reported by Statistical Surveys for the US and Canada combined, rounded to the nearest hundred.

(3)	Based upon forecasted 2011 Class A, B and C wholesale shipments as reported by RVIA in the Roadsigns Winter 2011 issue.

(4)	Stat Surveys has not issued a projection for 2011 retail demand for this period.

The size of the motorized retail market in Calendar 2009 and 2010 (under 25,000 units) was less than half of what the industry norms had been prior to the recession and thus far, retail registration trends in Calendar 2011 are not noticeably different than the prior year. RVIA, in one of its most recent Roadsigns publications, attributes the flat retail environment to the uncertainty about the job market, stagnating wages and depressed home values. However, RVIA forecasts that motor homes sales are likely to improve at a relatively greater pace in the decade ahead as stricter fuel economy standards reduce the towing capacity of the household vehicle fleet. RVIA forecasts that motor home shipments in Calendar 2012 will be 24,400.

Key statistics for the towable industry are as follows:

	U.S. and Canada Travel Trailer & Fifth Wheel Industry
	Wholesale Shipments(1)					Retail Registrations(2)
	Calendar Year					Calendar Year
(In units)	2010		2009	Increase	Change	2010		2009	Increase	Change
First quarter	49,300		24,800	24,500	98.8%	31,100		28,900	2,200	7.6%
Second quarter	62,300		34,600	27,700	80.1%	69,400		60,000	9,400	15.7%
Third quarter	48,600		41,500	7,100	17.1%	57,200		49,900	7,300	14.6%
Fourth quarter	39,000		37,400	1,600	4.3%	28,300		25,300	3,000	11.9%
Total	199,200		138,300	60,900	44.0%	186,000		164,100	21,900	13.3%

(In units)	2011		2010	Increase (Decrease)	Change	2011		2010	Increase (Decrease)	Change
First quarter	54,200		49,300	4,900	9.9%	33,400		31,100	2,300	7.4%
Second quarter	66,000		62,300	3,700	5.9%	74,800		69,400	5,400	7.8%
Third quarter	47,500		48,600	(1,100)	(2.3)%	58,800		57,200	1,600	2.8%
October	16,300		13,600	2,700	19.9%	12,000		12,500	(500)	(4.0)%
November - December	23,000	(3)	25,400	(2,400)	(9.4)%		(4)	15,800
Total	207,000	(3)	199,200	7,800	3.9%		(4)	186,000

(1)	Towable wholesale shipments as reported by RVIA, rounded to the nearest hundred.

(2)	Towable retail registrations as reported by Statistical Surveys for the US and Canada combined, rounded to the nearest hundred.

(3)	Based upon forecasted 2011 towable wholesale shipments as reported by RVIA in the Roadsigns Winter 2011 issue.

(4)	Stat Surveys has not issued a projection for 2011 retail demand for this period.

The towable retail market has not been as negatively impacted in recent years as the motorized market. The size of the market is forecasted to be nearly nine times larger than the motorized market on a unit basis in Calendar 2011. This is primarily due to the fact that average price of a towable unit is considerably less than a motor home. RVIA forecasts that industry towable shipments in Calendar 2012 will be 202,600.

Company Outlook

Based on our profitable operating results for the first quarter of Fiscal 2012 and for Fiscal 2011, we believe that we have demonstrated our ability to maintain adequate liquidity, cover operations costs, recover fixed assets, and maintain physical capacity at present levels. Now that we have entered into the towable market, we have the potential to grow revenues and earnings in a market significantly larger than the motorized market.

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

Our unit order backlog was as follows:

	As Of
	November 26, 2011		November 27, 2010		(Decrease)%
(In units)	Units	% (1)	Units	% (1)	Increase	Change
Class A gas	213	34.5%	254	36.4%	(41)	(16.1)%
Class A diesel	172	27.8%	201	28.8%	(29)	(14.4)%
Total Class A	385	62.3%	455	65.2%	(70)	(15.4)%
Class B	47	7.6%	—	—%	47	100.0%
Class C	186	30.1%	243	34.8%	(57)	(23.5)%
Total motor home backlog(2)	618	100.0%	698	100.0%	(80)	(11.5)%

Travel trailer	280	60.9%
Fifth wheel	180	39.1%
Total towable backlog(2)	460	100.0%

Approximate backlog revenue in thousands
Motor home	$70,546		$75,454		$(4,908)	(6.5)%
Towable	$10,381

(1)	Percentages may not add due to rounding differences.

(2)
We include in our backlog all accepted purchase orders from dealers to be shipped within the next six months. Orders in backlog can be canceled or postponed at the option of the purchaser at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Results of Operations

Current Quarter Compared to the Comparable Quarter Last Year

The following is an analysis of changes in key items included in the statements of operations:

	Quarter Ended
(In thousands, except percent and per share data)	November 26, 2011	% of Revenues*	November 27, 2010	% of Revenues*	Increase (Decrease)	% Change
Net revenues	$131,837	100.0%	$123,711	100.0%	$8,126	6.6%
Cost of goods sold	123,341	93.6%	112,512	90.9%	10,829	9.6%
Gross profit	8,496	6.4%	11,199	9.1%	(2,703)	(24.1)%
Selling	4,162	3.2%	3,267	2.6%	895	27.4%
General and administrative	3,707	2.8%	3,651	3.0%	56	1.5%
Gain on sale of asset held for sale	—	—%	(644)	(0.5)%	644	100.0%
Total operating expenses	7,869	6.0%	6,274	5.1%	1,595	25.4%
Operating income	627	0.5%	4,925	4.0%	(4,298)	(87.3)%
Non-operating income	257	0.2%	152	0.1%	105	69.1%
Income before income taxes	884	0.7%	5,077	4.1%	(4,193)	(82.6)%
(Benefit) provision for taxes	(151)	(0.1)%	1,291	1.0%	(1,442)	(111.7)%
Net income	$1,035	0.8%	$3,786	3.1%	$(2,751)	(72.7)%

Diluted income per share	$0.04		$0.13		$(0.09)	(69.2)%
Diluted average shares outstanding	29,212		29,115
* Percentages may not add due to rounding differences.

Unit deliveries and ASP, net of discounts, consisted of the following:

	Quarter Ended
(In units)	November 26, 2011	Product Mix*	November 27, 2010	Product Mix*	(Decrease) Increase	% Change
Class A gas	381	36.6%	389	34.9%	(8)	(2.1)%
Class A diesel	232	22.3%	270	24.2%	(38)	(14.1)%
Total Class A	613	58.9%	659	59.1%	(46)	(7.0)%
Class B	79	7.6%	1	0.1%	78	NMF
Class C	348	33.5%	455	40.8%	(107)	(23.5)%
Total motor home deliveries	1,040	100.0%	1,115	100.0%	(75)	(6.7)%

Motor home ASP (in thousands)	$108		$104		$4	4.7%

Travel trailer	267	61.4%
Fifth wheel	168	38.6%
Total towable deliveries	435	100.0%

Towable ASP (in thousands)	$23
* Percentages may not add due to rounding differences.

Net revenues consisted of the following:

	Quarter Ended
	November 26, 2011	% of Revenues(1)	November 27, 2010	% of Revenues(1)	(Decrease) Increase	% Change
Motor homes (2)	$111,668	84.7%	$114,719	92.7%	$(3,051)	(2.7)%
Towables (3)	10,081	7.6%	—	—%	10,081	100.0%
Motor home parts and services	3,637	2.8%	3,780	3.1%	(143)	(3.8)%
Other manufactured products	6,451	4.9%	5,212	4.2%	1,239	23.8%
Total net revenues	$131,837	100.0%	$123,711	100.0%	$8,126	6.6%

(1) Percentages may not add due to rounding differences.
(2) Motor home unit revenue less discounts, sales promotions and incentives, and accrued loss on repurchase adjustments.
(3) Includes towable units and parts revenues less discounts, sales promotions and accrued loss on repurchase adjustments.

Towables revenues of $10.1 million were incremental in the first quarter of Fiscal 2012, as SunnyBrook was acquired in the second quarter of Fiscal 2011.

Motor home revenues decreased $3.1 million due to a 6.7% decrease in unit sales, partially offset by a 4.7% increase in ASP.

Cost of products sold was $123.3 million, or 93.6% of net revenues for the first quarter of Fiscal 2012 compared to $112.5 million, or 90.9% of net revenues for the comparable period a year ago due to the following:

•
Total variable costs (material, labor, variable overhead, delivery, and warranty) as a percent of net revenues, increased from 83.0% last year to 85.2% this year. Increased expenses due to lower plant utilization and inflationary commodity pressures contributed to the increased percentage of net revenues.

•
Fixed overhead (manufacturing support labor, depreciation and facility costs) and research and development-related costs increased to 8.4% of net revenues compared to 7.9% last year. This difference was primarily due to lower plant utilization due to shortened work weeks and additional fixed expenses associated with Towables.

•	All factors considered, gross profit decreased from 9.1% to 6.4% of net revenues.

Selling expenses increased $895,000, or 27.4% during the first quarter of Fiscal 2012 and, as a percent of net revenues were 3.2% and 2.6% for the first quarters of Fiscal 2012 and Fiscal 2011, respectively. The expense increase was due primarily to operating expenses associated with Towables and increases in employee-related expenses.

General and administrative expenses increased $56,000 during the first quarter of Fiscal 2012 and, as a percentage of net revenues were 2.8% and 3.0% for the first quarters of Fiscal 2012 and Fiscal 2011, respectively. The expense increase was due primarily to operating expenses associated with Towables and increases in employee-related expenses partially offset by the absence of accrued incentives in the first quarter of Fiscal 2012.

In the first quarter of Fiscal 2011 we realized a gain of $644,000 on the sale of Charles City Manufacturing Facility, CCMF, an asset held for sale.

Non-operating income increased $105,000, or 69.1%, during the first quarter of Fiscal 2012. This difference is primarily due to a gain on company owned life insurance policies, partially offset by lower investment income.

The overall effective income tax benefit rate for the first quarter of Fiscal 2012 was (17.1)% compared to the tax provision rate of 25.4% for the first quarter of Fiscal 2011. Most notably, our effective tax benefit rate for the first quarter of Fiscal 2012 was positively impacted by the relationship of tax-exempt income in relation to book income. The tax-exempt income is primarily tax-free investment income from investments in life insurance assets and ARS. In addition, we recorded tax benefits in the quarter associated with reductions to reserves for uncertain tax positions. Our tax expense rate of 25.4% in the first quarter of Fiscal 2011 was primarily the result of higher book income, thus resulting in lower reductions in tax expense as a percentage of book income.

Net income was $1.0 million, or $0.04 per diluted share, for the first quarter of Fiscal 2012 compared to $3.8 million, or $0.13 per diluted share, for the first quarter of Fiscal 2011. See Note 13.

Analysis of Financial Condition, Liquidity and Resources

Cash and cash equivalents totaled $71.3 million and $69.3 million as of November 26, 2011 and August 27, 2011, respectively.

Significant liquidity events in the first quarter of Fiscal 2012 include:

•	Cash flow from operating activities of $1.2 million.

•
ARS redemptions at par of $500,000. Subsequent to the end of the quarter, we had $250,000 of additional ARS redemptions at par. We have $10.0 million ARS at par value classified as long-term investments as of November 26, 2011. See further discussion in Note 4.

We also have in place a $20.0 million revolving credit facility, as described in further detail in Note 8, which allows us to borrow up to $12.5 million without financial covenant restrictions if there is adequate asset coverage. We had sufficient asset coverage in accounts receivable and inventory as of November 26, 2011 to access the entire $12.5 million. The facility also includes a framework to expand the size of the facility up to $50.0 million, based on mutually agreeable covenants to be determined at the time of expansion. This potential additional borrowing capacity may be beneficial to us if inventory levels need to substantially increase rapidly as a result of product demand.

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

Working capital at November 26, 2011 and August 27, 2011 was $116.0 million and $113.5 million, respectively, an increase of $2.5 million. We currently expect cash on hand, funds generated from operations (if any) and the availability under the credit facility to be sufficient to cover both short-term and long-term operation requirements. We anticipate capital expenditures during the balance of Fiscal 2012 of approximately $3.3 million, primarily for manufacturing equipment and facilities which will be funded with cash on hand.

Operating Activities
Cash provided by operating activities was $1.2 million for the quarter ended November 26, 2011 compared to $2.2 million for the quarter ended November 27, 2010. In the current fiscal year, the combination of net income and non-cash charges (e.g., depreciation, stock-based compensation) provided $2.0 million of operating cash compared to $5.3 million in the prior year period. In Fiscal 2012, changes in assets and liabilities (primarily decreases in accounts payable and accrued expenses partially offset by decreases in inventories and accounts receivable and prepaid assets) used $889,000 of operating cash. In the first quarter of Fiscal 2011 changes in assets and liabilities (primarily accounts payable and accrued expenses) used $3.2 million of operating cash.

Investing Activities
In the quarter ended November 26, 2011, cash provided by investing activities was due to proceeds of life insurance of $643,000 and $500,000 of ARS redemptions, partially offset by capital spending of $456,000. During the quarter ended November 27, 2010, cash provided by investing activities of $4.3 million was due to proceeds on the sale of CCMF of $3.7 million and $1.2 million of ARS redemptions, partially offset by manufacturing equipment purchases.

Financing Activities
Cash provided by financing activities was $33,000 for the quarter ended November 26, 2011 compared to cash used in financing activities of $25,000 for the quarter ended November 27, 2010.

Significant Accounting Policies

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 27, 2011. We discuss our critical accounting estimates in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended August 27, 2011. We refer to these disclosures for a detailed explanation of our significant accounting policies and critical accounting estimates. There has been no significant change in our significant accounting policies or critical accounting estimates since the end of Fiscal 2011.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 19, 2007, the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $60 million. There is no time restriction on this authorization. During the first quarter of Fiscal 2012, there were no shares repurchased pursuant to this authorization or otherwise. As of November 26, 2011, there was approximately $59.2 million remaining under this authorization.

Item 6. Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated December 23, 2011.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated December 23, 2011.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated December 23, 2011.

32.2	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated December 23, 2011.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
* Attached as Exhibit 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended November 26, 2011 formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. Such exhibits are deemed furnished and not filed pursuant to Rule 406T of Regulation S-T.
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.

Date	December 23, 2011	/s/ Randy J. Potts
Randy J. Potts
Chief Executive Officer and President (Principal Executive Officer)

Date	December 23, 2011	/s/ Sarah N. Nielsen
Sarah N. Nielsen
Chief Financial Officer (Principal Financial and Accounting Officer)