Form 10-Q
period 2012-02-25
WINNEBAGO INDUSTRIES INC
filed 2012-03-30
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 25, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, par value $0.50 per share, outstanding March 29, 2012 was 29,229,219.

WINNEBAGO INDUSTRIES, INC.

Glossary

The following terms and abbreviations appear in the text of this report and are defined as follows:

ARS	Auction Rate Securities
ASC	Accounting Standards Codification
ASP	Average Sales Price
ASU	Accounting Standards Update
CCMF	Charles City Manufacturing Facility
COLI	Company Owned Life Insurance
DCF	Discounted Cash Flow
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
LIFO	Last In, First Out
Loan Agreement	Loan and Security Agreement dated October 13, 2009 by and between Winnebago Industries, Inc. and Wells Fargo Bank, National Association, as successor to Burdale Capital Finance, Inc., as Agent
NYSE	New York Stock Exchange
PDM	PDM Distribution Services, Inc.
RV	Recreation Vehicle
RVIA	Recreation Vehicle Industry Association
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
Stat Surveys	Statistical Surveys, Inc.
SunnyBrook	SunnyBrook RV, Inc.
Towables	Winnebago of Indiana, LLC, a wholly-owned subsidiary of Winnebago Industries, Inc.
U.S.	United States of America
XBRL	eXtensible Business Reporting Language

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements
Winnebago Industries, Inc.
Unaudited Consolidated Statements of Operations

	Quarter Ended		Six Months Ended
(In thousands, except per share data)	February 25, 2012	February 26, 2011	February 25, 2012	February 26, 2011
Net revenues	$131,600	$106,593	$263,437	$230,304
Cost of goods sold	124,754	95,269	248,095	207,781
Gross profit	6,846	11,324	15,342	22,523

Operating expenses:
Selling	3,992	3,254	8,154	6,521
General and administrative	4,018	4,020	7,725	7,671
Gain on sale of asset held for sale	—	—	—	(644)
Total operating expenses	8,010	7,274	15,879	13,548

Operating (loss) income	(1,164)	4,050	(537)	8,975
Non-operating (expense) income	(110)	322	147	474
(Loss) income before income taxes	(1,274)	4,372	(390)	9,449

(Benefit) provision for taxes	(362)	1,057	(513)	2,348
Net (loss) income	$(912)	$3,315	$123	$7,101

(Loss) income per common share:
Basic	$(0.03)	$0.11	$0.00	$0.24
Diluted	$(0.03)	$0.11	$0.00	$0.24

Weighted average common shares outstanding:
Basic	29,151	29,118	29,145	29,115
Diluted	29,248	29,120	29,231	29,118

See unaudited notes to consolidated financial statements.

Winnebago Industries, Inc.
Unaudited Consolidated Balance Sheets

(In thousands, except per share data)	February 25, 2012	August 27, 2011
Assets
Current assets:
Cash and cash equivalents	$80,800	$69,307
Receivables, less allowance for doubtful accounts ($79 and $76, respectively)	18,528	19,981
Inventories	60,183	69,165
Prepaid expenses and other assets	5,146	4,227
Income taxes receivable	1,376	1,525
Deferred income taxes	1,587	649
Total current assets	167,620	164,854
Property, plant, and equipment, net	21,184	22,589
Assets held for sale	600	600
Long-term investments	9,903	10,627
Investment in life insurance	23,445	23,669
Goodwill	1,228	1,228
Amortizable intangible assets	681	720
Other assets	14,656	15,640
Total assets	$239,317	$239,927

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$21,697	$21,610
Income taxes payable	131	104
Accrued expenses:
Accrued compensation	12,339	10,841
Product warranties	6,530	7,335
Self-insurance	4,141	3,203
Accrued loss on repurchases	906	1,174
Promotional	1,574	2,177
Other	4,623	4,874
Total current liabilities	51,941	51,318
Long-term liabilities:
Unrecognized tax benefits	5,034	5,387
Postretirement health care and deferred compensation benefits	69,449	74,492
Total long-term liabilities	74,483	79,879
Contingent liabilities and commitments
Stockholders' equity:
Capital stock common, par value $0.50; authorized 60,000 shares, issued 51,776 shares	25,888	25,888
Additional paid-in capital	29,203	30,131
Retained earnings	432,641	432,518
Accumulated other comprehensive income (loss)	3,133	(454)
Treasury stock, at cost (22,569 and 22,641 shares, respectively)	(377,972)	(379,353)
Total stockholders' equity	112,893	108,730
Total liabilities and stockholders' equity	$239,317	$239,927

See unaudited notes to consolidated financial statements.

Winnebago Industries, Inc.
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended
(In thousands)	February 25, 2012	February 26, 2011
Operating activities:
Net income	$123	$7,101
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,590	2,845
LIFO expense	529	783
Stock-based compensation	749	124
Deferred income taxes including valuation (provision) allowance	(320)	583
Postretirement benefit income and deferred compensation expenses	448	690
Provision (reduction) for doubtful accounts	20	(10)
Increase in cash surrender value of life insurance policies	(221)	(300)
Loss (gain) on sale or disposal of property	21	(708)
Gain on life insurance	(195)	(372)
Other	311	58
Change in assets and liabilities:
Inventories	8,453	(24,990)
Receivables and prepaid assets	1,222	(1,368)
Income taxes and unrecognized tax benefits	(248)	610
Accounts payable and accrued expenses	(207)	326
Postretirement and deferred compensation benefits	(1,877)	(1,854)
Net cash provided by (used in) operating activities	11,398	(16,482)

Investing activities:
Proceeds from the sale of investments, at par	750	6,450
Proceeds from life insurance	643	659
Purchases of property and equipment	(1,168)	(1,279)
Proceeds from the sale of property	7	3,793
Cash paid for acquisition, net of cash acquired	—	(4,694)
Other	65	(461)
Net cash provided by investing activities	297	4,468

Financing activities:
Payments for purchases of common stock	(235)	(89)
Proceeds from exercise of stock options	—	75
Other	33	124
Net cash (used in) provided by financing activities	(202)	110

Net increase (decrease) in cash and cash equivalents	11,493	(11,904)
Cash and cash equivalents at beginning of period	69,307	74,691
Cash and cash equivalents at end of period	$80,800	$62,787

Supplemental cash flow disclosure:
Income taxes paid, net of refunds	$55	$1,153

See unaudited notes to consolidated financial statements.

Winnebago Industries, Inc.
Unaudited Notes to Consolidated Financial Statements

Note 1: Basis of Presentation

The "Company," "we," "our" and "us" are used interchangeably to refer to Winnebago Industries, Inc. and its subsidiary, Winnebago of Indiana, LLC, as appropriate in the context.

We were incorporated under the laws of the state of Iowa on February 12, 1958 and adopted out present name on February 28, 1961. Our executive offices are located at 605 West Crystal Lake Road in Forest City, Iowa. Our telephone number is (641) 585-3535; our website is www.winnebagoind.com. Our common stock trades on the NYSE under the symbol “WGO”. We operate on a 52-53 week fiscal year ending on the last Saturday in August.

In our opinion, the accompanying condensed unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly our consolidated financial position as of February 25, 2012 and the consolidated results of operations for the second quarters and first six months of Fiscal 2012 and 2011, and consolidated cash flows for the first six months of Fiscal 2012 and 2011. The consolidated statement of operations for the six months of Fiscal 2012 is not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet data as of August 27, 2011 was derived from audited financial statements, but does not include all of the information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the fiscal year ended August 27, 2011.

New Accounting Pronouncements
On May 12, 2011, the FASB issued ASU 2011-04, Fair Value Measurement, which requires measurement uncertainty disclosure in the form of a sensitivity analysis of unobservable inputs to reasonable alternative amounts for all Level 3 recurring fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning on or after December 15, 2011 (the third quarter of our Fiscal 2012). We do not believe that this will have a significant impact on our consolidated financial statements.

On June 16, 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which revised the manner in which entities present comprehensive income in their financial statements. ASU 2011-05 is effective for fiscal years beginning after December 15, 2011 (our Fiscal 2013). We do not believe that this will have a significant impact on our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which simplified the manner in which entities test goodwill for impairment. After assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform a quantitative analysis of the goodwill impairment test. Otherwise, the quantitative test becomes optional. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011 (our Fiscal 2013). We do not believe that this will have a significant impact on our consolidated financial statements.

Reclassifications
Certain amounts reported in the prior year in the statement of cash flows have been reclassified to conform to the current year financial statement presentation. The reclassifications had no effect on total operating, investing, or financing activities.

Note 2: Acquisition

On December 29, 2010 we purchased, through Towables, substantially all of the assets of SunnyBrook, a manufacturer of travel trailer and fifth wheel RVs. The aggregate consideration paid was $4.7 million in cash, net of cash acquired, including the repayment of $3.3 million of SunnyBrook commercial and shareholder debt on the closing date. The assets acquired included inventory, equipment and other tangible and intangible property and are being used in connection with the operation of manufacturing towable recreation vehicles. Also on December 29, 2010, we entered into a five year operating lease agreement for the SunnyBrook facilities. The operations of Towables are included in our consolidated operating results from the date of its acquisition. Towables will continue to manufacture products under the SunnyBrook brands. In addition, early in Fiscal 2012, Towables began diversifying its product line by including Winnebago brand trailer and fifth wheel products. The primary reason for the acquisition was diversification outside of the motorized market while utilizing the Winnebago brand strength in the towable market allowing for the potential of revenue and earnings growth.

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

Note 3: Concentration Risk

One dealer, FreedomRoads, LLC, accounted for 25.5% of our consolidated net revenues for the six months ended February 25, 2012. The loss of this dealer could have a significant adverse effect on our business.

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

The following tables set forth, by level within the fair value hierarchy, our financial assets that were accounted for at fair value on a recurring basis at February 25, 2012 and August 27, 2011 according to the valuation techniques we used to determine their fair values:

		Fair Value Measurements Using Inputs Considered As
(In thousands)	Fair Value at February 25, 2012	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs
Long-term investments
Student loan ARS	$9,903	$—	$—	$9,903
Assets that fund deferred compensation
Domestic equity funds	9,384	9,384	—	—
International equity funds	1,283	1,283	—	—
Fixed income	607	607	—	—
Total assets at fair value	$21,177	$11,274	$—	$9,903

		Fair Value Measurements Using Inputs Considered As
(In thousands)	Fair Value at August 27, 2011	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs
Long-term investments
Student loan ARS	$10,627	$—	$—	$10,627
Assets that fund deferred compensation
Domestic equity funds	9,362	9,362	—	—
International equity funds	1,441	1,441	—	—
Fixed income	649	649	—	—
Total assets at fair value	$22,079	$11,452	$—	$10,627

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis, in the previous table, that used significant unobservable inputs (Level 3):

	Quarter Ended		Six Months Ended
(In thousands)	February 25, 2012	February 26, 2011	February 25, 2012	February 26, 2011
Balance at beginning of period	$9,753	$11,146	$10,627	$17,785
Transfer to Level 2	—	—	(250)	(5,250)
Net change included in other comprehensive income	150	(255)	26	(444)
Sales	—	—	(500)	(1,200)
Balance at end of period	$9,903	$10,891	$9,903	$10,891

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash Equivalents
The carrying value of cash equivalents approximates fair value as maturities are less than three months. Our cash equivalents are comprised of money market funds traded in an active market with no restrictions.

Long-Term and Short-Term Investments
Our debt securities are comprised of ARS. Our long-term ARS related investments (as described in Note 5) are classified as Level 3 as quoted prices were unavailable due to events described in Note 5. Due to limited market information, we utilized a DCF model to derive an estimate of fair value at February 25, 2012. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place and the rate of return required by investors to own such securities given the current liquidity risk associated with ARS.

Assets that Fund Deferred Compensation
Our assets that fund deferred compensation are marketable equity securities and are measured at fair value using quoted market prices and primarily consist of equity-based mutual funds. They are classified as Level 1 as they are traded in an active market for which closing stock prices are readily available. These securities fund the Executive Share Option Plan, a deferred compensation program. The short-term and long-term portions are presented in the accompanying balance sheets as prepaid and other expenses and other assets, respectively.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Our non-financial assets, which include goodwill, intangible assets, and property and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, we must evaluate the non-financial asset for impairment. If an impairment did occur, the asset is required to be recorded at the estimated fair value. During the second quarter of Fiscal 2012, no impairments were recorded for non-financial assets.

Note 5: Investments

We own investments in marketable securities that have been designated as "available for sale" in accordance with ASC 320, Investments-Debt and Equity Securities. Available for sale securities are carried at fair value with the unrealized gains and losses reported in "Accumulated other comprehensive income (loss)", a component of stockholders' equity.

At February 25, 2012, we held $10.0 million (par value) of investments comprised of tax-exempt ARS, which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through Dutch auctions that are typically held every 7, 28 or 35 days. Prior to February 2008, these securities traded at par and are currently callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually. The ARS we hold are AAA/Aaa rated by Standard & Poor's Ratings Services and Moody's Investors Service, Inc., respectively, with most collateralized by student loans guaranteed by the U.S. Government under the Federal Family Education Loan Program.

Since February 2008, most ARS auctions have failed for these securities and there is no assurance that future auctions will succeed and, as a result, our ability to liquidate our investment and fully recover the par value in the near term may be limited or nonexistent. We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of payment default. We have continued to receive interest payments on the ARS in accordance with their terms. We believe we will ultimately be able to liquidate our ARS related investments without significant loss primarily due to the collateral securing our ARS. However, redemption could take until final maturity of the ARS (up to 30 years) to realize the par value of our investments. Due to the changes and uncertainty in the ARS market, we believe the recovery period for these investments is likely to be longer than 12 months and as a result, we have classified these investments as long-term as of February 25, 2012.

At February 25, 2012, there was insufficient observable ARS market information available to determine the fair value of our long‑term ARS investments. Therefore, we estimated fair value by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, final stated maturities, estimates on the probability of the issue being called prior to final maturity, impact due to extended periods of maximum auction rates and broker quotes from independent evaluators. Based on this analysis, at February 25, 2012 we recorded a temporary impairment of $47,000 related to our long-term ARS investments of $10.0 million (par value).

Note 6: Inventories

Inventories consist of the following:

(In thousands)	February 25, 2012	August 27, 2011
Finished goods	$28,375	$29,656
Work-in-process	28,570	31,966
Raw materials	35,404	39,180
	92,349	100,802
LIFO reserve	(32,166)	(31,637)
Total inventories	$60,183	$69,165

The above values of inventories, before reduction for the LIFO reserve, approximates replacement cost at the respective dates. Towables inventory, which is included in the table above and is valued on a first-in, first-out basis, was $8.7 million and $6.5 million as of February 25, 2012 and August 27, 2011, respectively.

Note 7: Property, Plant and Equipment and Assets Held for Sale

Property, plant and equipment is stated at cost, net of accumulated depreciation, and consists of the following:

(In thousands)	February 25, 2012	August 27, 2011
Land	$757	$767
Buildings	49,529	49,226
Machinery and equipment	90,537	90,380
Transportation equipment	8,836	8,837
	149,659	149,210
Less accumulated depreciation	(128,475)	(126,621)
Total property, plant and equipment, net	$21,184	$22,589

Assets held for sale as of February 25, 2012 of $600,000 consisted of an idled fiberglass manufacturing facility in Hampton, Iowa. As previously reported, we entered into a purchase agreement with PDM on October 14, 2011 for the sale of our idled Hampton facility to PDM for $725,000. On December 19, 2011 we signed a mutual rescission agreement and the property has since been placed back on the market for sale.

Note 8: Goodwill and Amortizable Intangible Assets

Goodwill and other intangible assets consist of the following:

	February 25, 2012		August 27, 2011
(In thousands)	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Goodwill	$1,228	$—	$1,228	$—
Dealer network	534	61	534	34
Trademarks	196	22	196	13
Non-compete agreement	40	6	40	4
Total	$1,998	$89	$1,998	$51

Goodwill and other intangible assets are the result of the acquisition of SunnyBrook during the second quarter of Fiscal 2011. Goodwill is not subject to amortization. Amortizable intangible assets are amortized on a straight-line basis. The weighted average remaining amortization period at February 25, 2012 is 8.7 years.

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

Note 9: Credit Facility

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

On February 1, 2012 Wells Fargo Bank, National Association purchased the loan portfolio of Burdale Capital Finance, Inc., which included the Loan Agreement. No modifications were made to the Loan Agreement as a result of this transaction.

Note 10: Warranty

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

Changes in our product warranty liability are as follows:

	Quarter Ended		Six Months Ended
(In thousands)	February 25, 2012	February 26, 2011	February 25, 2012	February 26, 2011
Balance at beginning of period	$7,022	$7,607	$7,335	$7,634
Provision	918	1,347	2,286	2,817
Claims paid	(1,410)	(886)	(3,091)	(2,383)
Balance at end of period	$6,530	$8,068	$6,530	$8,068

Note 11: Employee and Retiree Benefits

Postretirement health care and deferred compensation benefits are as follows:

(In thousands)	February 25, 2012	August 27, 2011
Postretirement health care benefit cost	$37,372	$41,370
Non-qualified deferred compensation	24,162	24,622
Executive share option plan liability	9,418	9,286
SERP benefit liability	3,162	3,086
Executive deferred compensation	96	93
Total postretirement health care and deferred compensation benefits	74,210	78,457
Less current portion	(4,761)	(3,965)
Long-term postretirement health care and deferred compensation benefits	$69,449	$74,492

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

	Quarter Ended		Six Months Ended
(In thousands)	February 25, 2012	February 26, 2011	February 25, 2012	February 26, 2011
Interest cost	$463	$477	$944	$953
Service cost	135	152	275	304
Net amortization and deferral	(884)	(776)	(1,648)	(1,552)
Net periodic postretirement benefit income	$(286)	$(147)	$(429)	$(295)

Payments for postretirement health care	$296	$299	$619	$605

For accounting purposes, we recognized net periodic postretirement income as presented in the table above, due to the amortization of prior service credit associated with the establishment of caps on the employer portion of benefits in Fiscal 2005. In January 2012 the employer established dollar caps for postretirement health care benefits per eligible employee were reduced by 10%, which reduced our liability for postretirement health care by approximately $4.6 million and is being amortized as prior service credit over a period of eight years.

Note 12: Stock-based Compensation Plans

We have a 2004 Incentive Compensation Plan approved by shareholders in place which allows us to grant or issue stock awards and other compensation to key employees and to nonemployee directors. On January 11, 2012 our Board of Directors granted 50,000 shares of restricted common stock to Robert J. Olson, retiring CEO, in recognition of his contributions to our success during his 43 years of service. The value of the restricted stock award is determined using the intrinsic value method which, in this case, is based on the number of shares granted and the closing price of our common stock on the date of grant.

Stock-based compensation expense was $572,000 and $44,000 during the second quarters of Fiscal 2012 and Fiscal 2011, respectively. Stock-based compensation expense was $749,000 and $124,000 during the six months of Fiscal 2012 and Fiscal 2011, respectively. Of the $749,000, $398,000 related to the January 11, 2012 grant. The remainder is related to the amortization of previously granted restricted stock awards, as well as nonemployee director stock units issued in lieu of their fees. Compensation expense is recognized over the requisite service period of the award or over a period ending with the employee's eligible retirement date, if earlier.

Note 13: Contingent Liabilities and Commitments

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

Our repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 18 months, provide that our liability will be the lesser of remaining principal owed by the dealer or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our contingent liability on these repurchase agreements was approximately $169.0 million and $133.4 million at February 25, 2012 and August 27, 2011, respectively.

In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of RVs to repurchase current inventory if a dealership exits the business. Incremental repurchase exposure beyond existing repurchase agreements, related to dealer inventory in states that we have had historical experience of repurchasing inventory, totaled $8.7 million and $5.7 million at February 25, 2012 and August 27, 2011, respectively.

Based on these repurchase agreements, we establish an associated loss reserve which is disclosed separately in the balance sheets. Repurchased sales are not recorded as revenue transactions, but the net difference between the original repurchase price and the resale price are recorded against the loss reserve, which is a deduction from gross revenue. Our loss reserve for repurchase commitments contains uncertainties because the calculation requires management to make assumptions and apply judgment regarding a number of factors. There are two significant assumptions associated with establishing our loss reserve for repurchase commitments: (1) the percentage of dealer inventory that we will be required to repurchase as a result of defaults by the dealer, and (2) the loss that will be incurred, if any, when repurchased inventory is resold. These key assumptions are affected by a number of factors, such as macro-market conditions, current retail demand of our product, age of product in dealer inventory, physical condition of the product, location of the dealer, and the financing source. To the extent that dealers are increasing or decreasing their inventories, our overall exposure under repurchase agreements is likewise impacted. The percentage of dealer inventory we estimate we will repurchase (which has ranged in recent years from 5% to 11% on a weighted average basis) and the associated estimated loss (which has ranged in recent years from 7% to 16% on a weighted average basis) is based on historical information, current trends and an analysis of dealer inventory aging for all dealers with inventory subject to this obligation. In periods where there is increasing retail demand for our product at our dealerships, the lower end of our estimated range of assumptions will be more appropriate and in periods of decreasing retail demand, the opposite will be true.

Based on the repurchase exposure as previously described, we established an associated loss reserve of $906,000 as of February 25, 2012 and $1.2 million as of August 27, 2011. The inventory repurchased and the associated losses on the inventory resold presented in the table below during the first six months of Fiscal 2012 relates to two dealers, one of which was a towable dealer. These losses resulted in a reduction to our repurchase loss reserve during the first quarter of Fiscal 2012, as we had previously reserved for these specific units in Fiscal 2011.

A summary of repurchase activity is as follows:

	Quarter Ended		Six Months Ended
(Dollars in thousands)	February 25, 2012	February 26, 2011	February 25, 2012	February 26, 2011
Inventory repurchased
Units	—	4	17	5
Dollars	$—	$84	$1,249	$150
Inventory resold
Units	5	4	17	5
Cash collected	$60	$65	$1,103	$126
Loss recognized	$29	$19	$146	$25

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our loss reserve for repurchase commitments. A hypothetical change of a 10% increase or decrease in our significant repurchase commitment assumptions at February 25, 2012 would have affected pre-tax income by approximately $265,000.

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

Note 14: Income Taxes

We account for income taxes under ASC 740, Income Taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns.

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to uncertainty of realizing deferred tax assets. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more-likely-than-not” standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company's current or previous losses are given more weight than its future outlook. Under that standard, our three-year historical cumulative loss was a significant negative factor. We have evaluated the sustainability of our deferred tax assets on our balance sheet which includes the assessment of cumulative income or losses over recent prior periods. Based on ASC 740 guidelines, as of August 27, 2011 and February 25, 2012, we have applied a valuation allowance of $39.3 million and $36.4 million respectively against our deferred tax assets. We will continue to assess the likelihood that our deferred tax assets will be realizable at each reporting period and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

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

As of February 25, 2012, our unrecognized tax benefits were $5.0 million, all of which, if recognized, would positively affect our effective tax rate as all of the deferred tax assets associated with these positions have a full valuation allowance established against them. It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits as tax expense. As of February 25, 2012, we had accrued $2.3 million in interest and penalties. We do not anticipate any significant changes in unrecognized tax benefits within the next twelve months. Actual results may differ materially from this estimate.

Note 15: Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per share:

	Quarter Ended		Six Months Ended
(In thousands, except per share data)	February 25, 2012	February 26, 2011	February 25, 2012	February 26, 2011
(Loss) income per share - basic:
Net (loss) income	$(912)	$3,315	$123	$7,101
Weighted average shares outstanding	29,151	29,118	29,145	29,115
Net (loss) income per share - basic	$(0.03)	$0.11	$0.00	$0.24

(Loss) income per share - assuming dilution:
Net (loss) income	$(912)	$3,315	$123	$7,101
Weighted average shares outstanding	29,151	29,118	29,145	29,115
Dilutive impact of options and awards outstanding	97	2	86	3
Weighted average shares and potential dilutive shares outstanding	29,248	29,120	29,231	29,118
Net (loss) income per share - assuming dilution	$(0.03)	$0.11	$0.00	$0.24

At the end of the second quarters of Fiscal 2012 and Fiscal 2011, there were options outstanding to purchase 790,331 shares and 923,731 shares, respectively, of common stock at a weighted average price of $29.03 and $28.07, respectively, which were not included in the computation of diluted income per share because they are considered anti-dilutive under the treasury stock method per ASC 260, Earnings Per Share.

Note 16: Comprehensive Income

Comprehensive income, net of tax, consists of:

	Quarter Ended		Six Months Ended
(In thousands)	February 25, 2012	February 26, 2011	February 25, 2012	February 26, 2011
Net (loss) income	$(912)	$3,315	$123	$7,101
Amortization of prior service credit	(716)	(655)	(1,347)	(1,310)
Amortization of actuarial loss	165	171	320	343
Plan amendment	4,598	—	4,598	—
Unrealized depreciation of investments	94	(159)	16	(276)
Comprehensive income	$3,229	$2,672	$3,710	$5,858

Note 17: Subsequent Event

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

Forward-Looking Information

Certain of the matters discussed in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. A number of factors could cause actual results to differ materially from these statements, including, but not limited to, increases in interest rates, availability of credit, low consumer confidence, significant increase in repurchase obligations, inadequate liquidity or capital resources, availability and price of fuel, a slowdown in the economy, availability of chassis and other key component parts, sales order cancellations, slower than anticipated sales of new or existing products, new product introductions by competitors, the effect of global tensions, integration of operations relating to mergers and acquisitions activities, and other factors which may be disclosed throughout this report. Although we believe that the expectations reflected in the “forward-looking statements” are reasonable, we cannot guarantee future results, or levels of activity, performance or achievements. Undue reliance should not be placed on these “forward-looking statements,” which speak only as of the date of this report. We undertake no obligation to publicly update or revise any “forward-looking statements” whether as a result of new information, future events or otherwise, except as required by law or the rules of the NYSE.

Executive Overview

Winnebago Industries, Inc. is a leading U.S. manufacturer of RVs with a proud history of manufacturing RV products for more than 50 years. We produce all of our motor homes in vertically integrated manufacturing facilities in Iowa and we produce all travel trailer and fifth wheels ("towables products") in Indiana. We distribute our products through independent dealers throughout the U.S. and Canada, who then retail the products to the end consumer. Our retail unit market share, as reported by Stat Surveys, is as follows:

	Month Ended January 31,		Calendar Year
U.S. Retail Motorized:	2012	2011	2011	2010	2009
Class A gas	20.8%	25.3%	22.2%	23.7%	22.9%
Class A diesel	18.9%	15.6%	17.6%	15.2%	11.4%
Total Class A	20.0%	20.4%	20.2%	19.5%	16.6%
Class C	20.7%	19.8%	17.5%	17.9%	22.7%
Total Class A and C	20.2%	20.2%	19.0%	18.8%	19.1%

Class B	16.5%	—%	7.7%	15.6%	18.1%

	Month Ended January 31,		Calendar Year
Canadian Retail Motorized:	2012	2011	2011	2010	2009
Class A gas	14.3%	13.0%	16.5%	14.9%	13.8%
Class A diesel	12.5%	13.6%	18.0%	9.9%	7.0%
Total Class A	13.6%	13.3%	17.1%	12.6%	10.0%
Class C	25.0%	7.4%	15.9%	13.8%	9.5%
Total Class A and C	16.1%	11.1%	16.5%	13.2%	9.8%

	Month Ended January 31,		Calendar Year
U.S. Retail Towables:	2012	2011	2011
Travel trailer	1.2%	0.5%	0.6%
Fifth wheel	0.7%	0.5%	0.5%
Total towables	1.0%	0.5%	0.6%

	Month Ended January 31,		Calendar Year
Canadian Retail Towables:	2012	2011	2011
Travel trailer	0.0%	0.0%	0.4%
Fifth wheel	1.6%	1.5%	0.5%
Total towables	0.4%	0.5%	0.4%

Presented in fiscal quarters, certain key metrics are shown below:

	Class A, B & C Motor Homes				Travel Trailers & Fifth Wheels
			As of Quarter End				As of Quarter End
	Wholesale	Retail	Dealer	Order	Wholesale	Retail	Dealer	Order
(In units)	Deliveries	Registrations	Inventory	Backlog	Deliveries	Registrations	Inventory	Backlog
3rd quarter 2010	1,366	1,388	2,000	935	—	—	—	—
4th quarter 2010	1,164	1,120	2,044	818	—	—	—	—
1st quarter 2011	1,115	1,093	2,066	698	—	—	—	—
2nd quarter 2011	909	796	2,179	957	85	100	905	151
Rolling 12 months	4,554	4,397			85	100
(Mar 2010-Feb 2011)

3rd quarter 2011	1,283	1,394	2,068	642	326	203	1,028	164
4th quarter 2011	1,088	1,198	1,958	681	358	420	966	293
1st quarter 2012	1,040	1,053	1,945	618	435	255	1,146	460
2nd quarter 2012	1,001	872	2,074	1,004	562	332	1,376	417
Rolling 12 months	4,412	4,517			1,681	1,210
(Mar 2011-Feb 2012)

Motor home wholesale deliveries increased 10.1% for the second quarter of Fiscal 2012 as compared to the second quarter of Fiscal 2011, which was the first quarterly year over year increase experienced in the past 12 months. However, the volumes increased primarily as a result of increased discounts and promotional pricing. We don't anticipate that these elevated levels of incentives will continue to the same degree in the second half of our fiscal year, as we will transition to producing and selling our new model year product. A portion of the additional sales volume and discounts in the second quarter of Fiscal 2012 related to the completion of sales order solicitation of the current model year, which is earlier than experienced in recent years.

Motor home retail registrations increased 9.5% for the second quarter of Fiscal 2012 as compared to the second quarter of Fiscal 2011. Retail registrations increased in part due to the additional Class B product in dealer inventory, as we resumed production of Class B motor homes in April, 2011. We saw increases in all other product categories as well, but most notably in the Class A gas category. We are encouraged by the increase in the retail registrations of our product, as that is the key to supportable future wholesale growth.

Motor home dealer inventories continue to remain at a reasonable, albeit conservative, level in relation to the past 12 months of retail registrations, as floorplan lenders expect product to turn at least two times a year. In our view, dealers have remained cautious on stocking motor home inventory. We believe that a consistent increase in retail activity would support increasing dealer inventory at a similar proportion.

In regards to Towables, most of the key metrics as illustrated in the table above have increased as this new subsidiary continues to develop new product, increase production rates and ship more product to an expanding distribution network.

Industry Outlook

Key statistics for the motor home industry are as follows:

	U.S. and Canada Industry Class A, B & C Motor Homes
	Wholesale Shipments(1)					Retail Registrations(2)
	Calendar Year					Calendar Year
(In units)	2011		2010	Increase (Decrease)	Change	2011		2010	Increase (Decrease)	Change
1st quarter	6,900		5,700	1,200	21.1%	5,100		4,900	200	4.1%
2nd quarter	7,800		7,800	—	—%	8,000		8,300	(300)	(3.6)%
3rd quarter	5,300		6,200	(900)	(14.5)%	6,100		6,000	100	1.7%
4th quarter	4,800		5,500	(700)	(12.7)%	4,600		4,600	—	—%
Total	24,800		25,200	(400)	(1.6)%	23,800		23,800	—	—%

(In units)	2012		2011	(Decrease) Increase	Change	2012		2011	(Decrease)	Change
January actual	1,900		2,000	(100)	(5.0)%	1,200		1,300	(100)	(7.7)%
February actual	2,200		2,100	100	4.8%		(4)	1,400
March	2,500	(3)	2,800	(300)	(10.7)%		(4)	2,400
2nd quarter	6,900	(3)	7,800	(900)	(11.5)%		(4)	8,000
3rd quarter	6,400	(3)	5,300	1,100	20.8%		(4)	6,100
4th quarter	5,900	(3)	4,800	1,100	22.9%		(4)	4,600
Total	25,800		24,800	1,000	4.0%			23,800

(1)	Class A, B and C wholesale shipments as reported by RVIA, rounded to the nearest hundred.

(2)	Class A, B and C retail registrations as reported by Stat Surveys for the US and Canada combined, rounded to the nearest hundred.

(3)
Monthly and quarterly 2012 Class A, B and C wholesale shipments are based upon the forecast prepared by Dr. Richard Curtin of the University of Michigan Consumer Survey Research Center for RVIA and reported in the Roadsigns RV Spring 2012 issue. The original RVIA annual 2012 wholesale shipment forecast was 25,400.

(4)	Stat Surveys has not issued a projection for 2012 retail demand for this period.

The size of the motorized retail market for the past three calendar years has been less than half of what the industry norms had been prior to the recession that began in December 2007. RVIA, in one of its most recent Roadsigns publications, attributes the flat retail environment primarily to declining home equity. However, RVIA forecasts that motor homes sales are likely to improve at a relatively greater pace in the decade ahead as stricter fuel economy standards reduce the towing capacity of the household vehicle fleet.

Key statistics for the towable industry are as follows:

	U.S. and Canada Travel Trailer & Fifth Wheel Industry
	Wholesale Shipments(1)					Retail Registrations(2)
	Calendar Year					Calendar Year
(In units)	2011		2010	Increase (Decrease)	Change	2011		2010	Increase	Change
First quarter	54,200		49,300	4,900	9.9%	33,400		31,100	2,300	7.4%
Second quarter	66,000		62,300	3,700	5.9%	75,000		69,400	5,600	8.1%
Third quarter	47,500		48,600	(1,100)	(2.3)%	59,400		57,200	2,200	3.8%
Fourth quarter	45,200		39,000	6,200	15.9%	29,500		28,300	1,200	4.2%
Total	212,900		199,200	13,700	6.9%	197,300		186,000	11,300	6.1%

(In units)	2012		2011	Increase	Change	2012		2011	(Decrease)	Change
January actual	15,700		14,700	1,000	6.8%	6,600		7,300	(700)	(9.6)%
February actual	21,100		16,600	4,500	27.1%		(4)	9,800
March	23,200	(3)	22,900	300	1.3%		(4)	16,300
Second quarter	66,700	(3)	66,000	700	1.1%		(4)	75,000
Third quarter	54,700	(3)	47,500	7,200	15.2%		(4)	59,400
Fourth quarter	47,100	(3)	45,200	1,900	4.2%		(4)	29,500
Total	228,500		212,900	15,600	7.3%			197,300

(1)	Towable wholesale shipments as reported by RVIA, rounded to the nearest hundred.

(2)	Towable retail registrations as reported by Stat Surveys for the US and Canada combined, rounded to the nearest hundred.

(3)
Monthly and quarterly 2012 towable wholesale shipments are based upon the forecast prepared by Dr. Richard Curtin of the University of Michigan Consumer Survey Research Center for RVIA and reported in the Roadsigns RV Spring 2012 issue. The original RVIA annual 2012 wholesale shipment forecast was 226,200.

(4)	Stat Surveys has not issued a projection for 2012 retail demand for this period.

The towable retail market has not been as negatively impacted in recent years as the motorized market. The size of the market was nearly nine times larger than the motorized market on a unit basis in Calendar 2011. This is primarily due to the fact that average price of a towable unit is considerably less than a motor home.

Company Outlook

Based on our profitable operating results for Fiscal 2011, near break even operating results and strong operating cash flow performance thus far in Fiscal 2012, we believe that we have demonstrated our ability to maintain adequate liquidity, cover operations costs, recover fixed assets, and maintain physical capacity at present levels. In Fiscal 2011 we entered into the towable market, providing us the potential to grow revenues and earnings in a market significantly larger than the motorized market.

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

Our unit order backlog was as follows:

	As Of
	February 25, 2012		February 26, 2011		Increase	%
(In units)	Units	% (1)	Units	% (1)	(Decrease)	Change
Class A gas	306	30.5%	253	26.4%	53	20.9%
Class A diesel	196	19.5%	157	16.4%	39	24.8%
Total Class A	502	50.0%	410	42.8%	92	22.4%
Class B	83	8.3%	82	8.6%	1	100.0%
Class C	419	41.7%	465	48.6%	(46)	(9.9)%
Total motor home backlog(2)	1,004	100.0%	957	100.0%	47	4.9%

Travel trailer	230	55.2%	87	57.6%	143	164.4%
Fifth wheel	187	44.8%	64	42.4%	123	192.2%
Total towable backlog(2)	417	100.0%	151	100.0%	266	176.2%

Approximate backlog revenue in thousands
Motor home	$103,978		$92,782		$11,196	12.1%
Towable	$10,671		$3,551		$7,120	200.5%

(1)	Percentages may not add due to rounding differences.

(2)
We include in our backlog all accepted purchase orders from dealers to be shipped within the next six months. Orders in backlog can be canceled or postponed at the option of the purchaser at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Results of Operations

Current Quarter Compared to the Comparable Quarter Last Year

	Quarter Ended
(In thousands, except percent and per share data)	February 25, 2012	% of Revenues*	February 26, 2011	% of Revenues*	Increase (Decrease)	% Change
Net revenues	$131,600	100.0%	$106,593	100.0%	$25,007	23.5%
Cost of goods sold	124,754	94.8%	95,269	89.4%	29,485	30.9%
Gross profit	6,846	5.2%	11,324	10.6%	(4,478)	(39.5)%
Selling	3,992	3.0%	3,254	3.1%	738	22.7%
General and administrative	4,018	3.1%	4,020	3.8%	(2)	—%
Total operating expenses	8,010	6.1%	7,274	6.8%	736	10.1%
Operating (loss) income	(1,164)	(0.9)%	4,050	3.8%	(5,214)	(128.7)%
Non-operating (expense) income	(110)	(0.1)%	322	0.3%	(432)	(134.2)%
(Loss) income before income taxes	(1,274)	(1.0)%	4,372	4.1%	(5,646)	(129.1)%
(Benefit) provision for taxes	(362)	(0.3)%	1,057	1.0%	(1,419)	(134.2)%
Net (loss) income	$(912)	(0.7)%	$3,315	3.1%	$(4,227)	(127.5)%

Diluted (loss) income per share	$(0.03)		$0.11		$(0.14)	(127.3)%
Diluted average shares outstanding	29,248		29,120
* Percentages may not add due to rounding differences.

Unit deliveries and ASP, net of discounts, consisted of the following:

	Quarter Ended
(In units)	February 25, 2012	Product Mix*	February 26, 2011	Product Mix*	Increase	% Change
Class A gas	353	35.3%	331	36.4%	22	6.6%
Class A diesel	235	23.5%	218	24.0%	17	7.8%
Total Class A	588	58.7%	549	60.4%	39	7.1%
Class B	49	4.9%	—	—%	49	—%
Class C	364	36.4%	360	39.6%	4	1.1%
Total motor home deliveries	1,001	100.0%	909	100.0%	92	10.1%

Motor home ASP (in thousands)	$109		$107		$2	1.6%

Travel trailer	304	54.1%	64	75.3%	240	NMF
Fifth wheel	258	45.9%	21	24.7%	237	NMF
Total towable deliveries	562	100.0%	85	100.0%	477	NMF

Towable ASP (in thousands)	$26		$21		$5	24.3%
* Percentages may not add due to rounding differences.

Net revenues consisted of the following:

	Quarter Ended
	February 25, 2012	% of Revenues(1)	February 26, 2011	% of Revenues(1)	Increase (Decrease)	% Change
Motor homes (2)	$107,826	81.9%	$96,584	90.6%	$11,242	11.6%
Towables (3)	14,475	11.0%	1,778	1.7%	12,697	NMF
Motor home parts and services	2,149	1.6%	2,162	2.0%	(13)	(0.6)%
Other manufactured products	7,150	5.4%	6,069	5.7%	1,081	17.8%
Total net revenues	$131,600	100.0%	$106,593	100.0%	$25,007	23.5%

(1) Percentages may not add due to rounding differences.
(2) Motor home unit revenue less discounts, sales promotions and incentives, and accrued loss on repurchase adjustments.
(3) Includes towable units and parts revenues less discounts, sales promotions and accrued loss on repurchase adjustments.

Net revenues for the second quarter of Fiscal 2012 increased $25.0 million, or 23.5%, compared to the second quarter of Fiscal 2011, due to:

•
Towables revenues increased $12.7 million due to higher production and sales levels in Fiscal 2012. The increase was partially due to a full period of Towables operations following the SunnyBrook acquisition in the second quarter of Fiscal 2011 as well as increased product offerings.

•
Motor home revenues increased $11.2 million due to a 10.1% increase in unit sales, as well as a 1.6% increase in ASP, however revenues were negatively impacted by increased discounts and promotional pricing. Specifically, certain discount programs were offered to secure additional volume in the quarter to prevent shortened work weeks that were experienced in the first quarter which would have resulted in additional unabsorbed overhead and higher inventory levels.

Cost of goods sold was $124.8 million, or 94.8% of net revenues for the second quarter of Fiscal 2012 compared to $95.3 million, or 89.4% of net revenues for the comparable period a year ago due to the following:

•
Most notably, cost of goods sold was negatively affected by the $3.5 million favorable inventory adjustment in the the second quarter of Fiscal 2011. The adjustment favorably impacted our material, labor, variable overhead and fixed overhead costs as a percentage of net revenues.

•
Our variable costs (material, labor, variable overhead, delivery, and warranty) as a percent of net revenues, increased from 81.5% to 86.9% as a percent of net revenues, which was primarily a result of the work-in-process inventory adjustment described above. Increased discounts and promotional pricing and inflationary commodity pressures also contributed to the increase in cost of goods sold as a percentage of net revenues.

•	Fixed overhead (manufacturing support labor, depreciation and facility costs) and research and development-related costs were 7.9% of net revenues in both periods.

•
All factors considered, gross profit decreased from 10.6% to 5.2% of net revenues. Excluding the effect of the physical inventory adjustment in the second quarter of Fiscal 2011, gross profit would have been 7.4 percent.

Selling expenses increased $738,000, or 22.7% during the second quarter of Fiscal 2012 and, as a percent of net revenues, were 3.0% and 3.1% for the second quarters of Fiscal 2012 and Fiscal 2011, respectively. The expense increase was due primarily to operating expenses associated with Towables.

General and administrative expenses were essentially the same during the second quarters of Fiscal 2012 as Fiscal 2011, and as a percentage of net revenues were 3.1% and 3.8% for the second quarters of Fiscal 2012 and Fiscal 2011, respectively. Decreases in legal expenses and product liability and the absence of accrued incentives were partially offset by incremental stock-based compensation expense (as further discussed in Note 12) in the second quarter of Fiscal 2012 as compared to the same period in Fiscal 2011.

Non-operating income decreased $432,000, or 134.2%, during the second quarter of Fiscal 2012. This difference is primarily due to the gains on COLI policies of Fiscal 2011, as well as lower investment income.

The overall effective income tax benefit rate for the second quarter of Fiscal 2012 was 28.4% compared to the tax provision rate of 24.2% for the second quarter of Fiscal 2011. Most notably, our effective tax benefit rate for the second quarter of Fiscal 2012 was impacted by the lack of taxable income being generated during the quarter, thus resulting in minimal tax being recorded during the quarter from operations. In addition, we recorded tax benefits in the quarter associated with tax planning initiatives as well as reductions to reserves for uncertain tax positions. Our tax expense rate of 24.2% in the second quarter of Fiscal 2011 was primarily the result of higher book income, thus resulting in lower reductions in tax expense as a percentage of book income.

The net loss was $912,000, or $0.03 per diluted share, for the second quarter of Fiscal 2012 compared to net income of $3.3 million, or $0.11 per diluted share, for the second quarter of Fiscal 2011. See Note 15.

Six Months Compared to the Comparable Six Months Last Year

	Six Months Ended
(In thousands, except percent and per share data)	February 25, 2012	% of Revenues*	February 26, 2011	% of Revenues*	Increase (Decrease)	% Change
Net revenues	$263,437	100.0%	$230,304	100.0%	$33,133	14.4%
Cost of goods sold	248,095	94.2%	207,781	90.2%	40,314	19.4%
Gross profit	15,342	5.8%	22,523	9.8%	(7,181)	(31.9)%
Selling	8,154	3.1%	6,521	2.8%	1,633	25.0%
General and administrative	7,725	2.9%	7,671	3.3%	54	0.7%
Gain on sale of asset held for sale	—	—%	(644)	(0.3)%	644	100.0%
Total operating expenses	15,879	6.0%	13,548	5.9%	2,331	17.2%
Operating (loss) income	(537)	(0.2)%	8,975	3.9%	(9,512)	(106.0)%
Non-operating income	147	0.1%	474	0.2%	(327)	(69.0)%
(Loss) income before income taxes	(390)	(0.1)%	9,449	4.1%	(9,839)	(104.1)%
(Benefit) provision for taxes	(513)	(0.2)%	2,348	1.0%	(2,861)	(121.8)%
Net income	$123	0.0%	$7,101	3.1%	$(6,978)	(98.3)%

Diluted income per share	$0.00		$0.24		$(0.24)	(100.0)%
Diluted average shares outstanding	29,231		29,118
* Percentages may not add due to rounding differences.

Unit deliveries and ASP, net of discounts, consisted of the following:

	Six Months Ended
(In units)	February 25, 2012	Product Mix*	February 26, 2011	Product Mix*	Increase (Decrease)	% Change
Class A gas	734	36.0%	720	35.6%	14	1.9%
Class A diesel	467	22.9%	488	24.1%	(21)	(4.3)%
Total Class A	1,201	58.8%	1,208	59.7%	(7)	(0.6)%
Class B	128	6.3%	1	0.0%	127	NMF
Class C	712	34.9%	815	40.3%	(103)	(12.6)%
Total motor home deliveries	2,041	100.0%	2,024	100.0%	17	0.8%

Motor home ASP (in thousands)	$109		$105		$4	3.3%

Travel trailer	571	57.3%	64	75.3%	507	NMF
Fifth wheel	426	42.7%	21	24.7%	405	NMF
Total towable deliveries	997	100.0%	85	100.0%	912	NMF

Towable ASP (in thousands)	$24		$21		$3	17.7%
* Percentages may not add due to rounding differences.

Net revenues consisted of the following:

	Six Months Ended
	February 25, 2012	% of Revenues(1)	February 26, 2011	% of Revenues(1)	Increase (Decrease)	% Change
Motor homes (2)	$219,494	83.3%	$211,303	91.7%	$8,191	3.9%
Towables (3)	24,556	9.3%	1,778	0.8%	22,778	100.0%
Motor home parts and services	5,786	2.2%	5,942	2.6%	(156)	(2.6)%
Other manufactured products	13,601	5.2%	11,281	4.9%	2,320	20.6%
Total net revenues	$263,437	100.0%	$230,304	100.0%	$33,133	14.4%

(1) Percentages may not add due to rounding differences.
(2) Motor home unit revenue less discounts, sales promotions and incentives, and accrued loss on repurchase adjustments.
(3) Includes towable units and parts revenues less discounts, sales promotions and accrued loss on repurchase adjustments.

Net revenues for the six months of Fiscal 2012 increased $33.1 million, or 14.4%, compared to the six months of Fiscal 2011, due to:

•	Towables revenues were $24.6 million in the six months of Fiscal 2012. SunnyBrook was acquired in the second quarter of Fiscal 2011 and had revenues $1.8 million in that period.

•
Motor home revenues increased $8.2 million due to a 3.3% increase in ASP. This increase was primarily due to a shift to higher-priced Class A motor homes, although ASPs in general were negatively impacted by increased discounts and promotional pricing. Motor home revenues also increased by an additional 0.8% in unit sales.

Cost of goods sold was $248.1 million, or 94.2% of net revenues for the six months of Fiscal 2012 compared to $207.8 million, or 90.2% of net revenues for the comparable period a year ago due to the following:

•
Cost of goods sold was negatively affected by the $3.5 million favorable inventory adjustment in the first six months of Fiscal 2011. The adjustment favorably impacted our material, labor, variable overhead and fixed overhead costs as a percentage of net revenues.

•
Total variable costs (material, labor, variable overhead, delivery, and warranty) as a percent of net revenues, increased from 82.3% last year to 86.0% this year. Increased discounts and promotional pricing and inflationary commodity pressures also contributed to the increase in cost of goods sold as a percentage of net revenues.

•
Fixed overhead (manufacturing support labor, depreciation and facility costs) and research and development-related costs increased to 8.1% of net revenues compared to 7.9% last year. This difference was primarily due to additional fixed expenses associated with Towables.

•	All factors considered, gross profit decreased from 9.8% to 5.8% of net revenues. Excluding the effect of the physical inventory adjustment in Fiscal 2011, gross profit would have been 8.3 percent.

Selling expenses increased $1.6 million, or 25.0% during the six months of Fiscal 2012 and, as a percent of net revenues were 3.1% and 2.8% for the six months of Fiscal 2012 and Fiscal 2011, respectively. The expense increase was due primarily to operating expenses associated with Towables and increases in employee-related expenses.

General and administrative expenses increased $54,000 during the six months of Fiscal 2012 and, as a percentage of net revenues were 2.9% and 3.3% for the six months of Fiscal 2012 and Fiscal 2011, respectively. Increases in operating expenses associated with Towables and employee-related expenses in the six months of Fiscal 2012 were partially offset by decreases in legal expenses and product liability and the absence of accrued incentives when compared to the same period in Fiscal 2011.

In the first quarter of Fiscal 2011 we realized a gain of $644,000 on the sale of CCMF, an asset held for sale.

Non-operating income decreased $327,000, or 69.0%, during the six months of Fiscal 2012. This difference is primarily due to lower gains on COLI policies and lower investment income in Fiscal 2012.

The overall effective income tax benefit rate for the six months of Fiscal 2012 was 131.5% compared to the tax provision rate of 24.8% for the six months of Fiscal 2011. Most notably, our effective tax benefit rate for the six months of Fiscal 2012 was the result of the lack of taxable income being generated year to date, thus resulting in minimal tax being recorded from operations. In addition, we recorded tax benefits associated with tax planning initiatives as well as reductions to reserves for uncertain tax positions. Our tax expense rate of 24.8% in the six months of Fiscal 2011 was primarily the result of higher book income, thus resulting in lower reductions in tax expense as a percentage of book income.

Net income was $123,000, or $0.00 per diluted share, for the six months of Fiscal 2012 compared to $7.1 million, or $0.24 per diluted share, for the six months of Fiscal 2011. See Note 15.

Analysis of Financial Condition, Liquidity and Resources

Cash and cash equivalents totaled $80.8 million and $69.3 million as of February 25, 2012 and August 27, 2011, respectively.

Significant liquidity events in the first six months of Fiscal 2012 include:

•	Cash flow from operating activities of $11.4 million, of which $8.5 million was the result of inventory reductions.

•	ARS redemptions at par of $750,000. We have $10.0 million ARS at par value classified as long-term investments as of February 25, 2012. See further discussion in Note 5.

We also have in place a $20.0 million revolving credit facility expiring on October 13, 2012, unless terminated earlier, which allows us to borrow up to $12.5 million without financial covenant restrictions if there is adequate asset coverage. (See further discussion in Note 9.) We had sufficient asset coverage in accounts receivable and inventory as of February 25, 2012 to access the entire $12.5 million. The facility also includes a framework to expand the size of the facility up to $50.0 million, based on mutually agreeable covenants to be determined at the time of expansion. This potential additional borrowing capacity may be beneficial to us if inventory levels need to substantially increase rapidly as a result of product demand.

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

Working capital at February 25, 2012 and August 27, 2011 was $115.7 million and $113.5 million, respectively, an increase of $2.2 million. We currently expect cash on hand, funds generated from operations (if any) and the availability under the credit facility to be sufficient to cover both short-term and long-term operation requirements. We anticipate capital expenditures during the balance of Fiscal 2012 of approximately $3.0 million, primarily for manufacturing equipment and facilities which will be funded with cash on hand.

Operating Activities
Cash provided by operating activities was $11.4 million for the six months ended February 25, 2012 compared cash used in operations of $16.5 million for the six months ended February 26, 2011. In the current fiscal year, the combination of net income and non-cash charges (e.g., depreciation, stock-based compensation) provided $4.1 million of operating cash compared to $10.8 million in the prior year period. In Fiscal 2012, changes in assets and liabilities (primarily the decrease in inventories) provided $7.3 million of operating cash. In the six months of Fiscal 2011 a significant increase in inventory of $25.0 million was partially offset by net income of $7.1 million.

Investing Activities
In the six months ended February 25, 2012, cash provided by investing activities was due to $750,000 of ARS redemptions proceeds and proceeds of life insurance of $643,000, partially offset by capital spending of $1.2 million. During the six months ended February 26, 2011, cash provided by investing activities of $4.5 million was due to ARS redemptions of $6.5 million, proceeds on the sale of CCMF of $3.7 million, partially offset by the acquisition of SunnyBrook for $4.7 million and capital spending of $1.3 million.

Financing Activities
Cash used in financing activities was $202,000 for the six months ended February 25, 2012 compared to cash provided by financing activities of $110,000 for the six months ended February 26, 2011.

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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 19, 2007, the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $60.0 million. There is no time restriction on this authorization. During the second quarter of Fiscal 2012, there were 24,888 shares repurchased pursuant to this authorization, at an aggregate cost of approximately $235,000. These shares were repurchased from employees who vested in Winnebago shares during the quarter and elected to pay their payroll tax via shares as opposed to cash. As of February 25, 2012, there was approximately $59.0 million remaining under this authorization.

This table provides information with respect to purchases by us of shares of our common stock during each fiscal month of the second quarter of Fiscal 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
11/27/11 - 12/31/11	—	—	—		$59,244,000
01/01/12 - 01/28/12	550	$ 8.77	550	(1)	$59,240,000
01/29/12 - 02/25/12	24,338	$ 9.44	24,338	(1)	$59,010,000
Total	24,888	$ 9.43	24,888	(1)	$59,010,000

(1) Shares purchased for payment of employee taxes upon restricted share vesting.

Item 6. Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 30, 2012.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 30, 2012.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 30, 2012.

32.2	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 30, 2012.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
* Attached as Exhibit 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended February 25, 2012 formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. Such exhibits are deemed furnished and not filed pursuant to Rule 406T of Regulation S-T.
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.

Date	March 30, 2012	/s/ Randy J. Potts
Randy J. Potts
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date	March 30, 2012	/s/ Sarah N. Nielsen
Sarah N. Nielsen
Chief Financial Officer (Principal Financial and Accounting Officer)