Form 10-Q
period 2012-05-26
WINNEBAGO INDUSTRIES INC
filed 2012-06-29
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 26, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, par value $0.50 per share, outstanding June 28, 2012 was 29,239,106.

WINNEBAGO INDUSTRIES, INC.

Glossary

The following terms and abbreviations appear in the text of this report and are defined as follows:

ARS	Auction Rate Securities
ASC	Accounting Standards Codification
ASP	Average Sales Price
ASU	Accounting Standards Update
CCMF	Charles City Manufacturing Facility
COLI	Company Owned Life Insurance
DCF	Discounted Cash Flow
EPS	Earnings Per Share
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
LIFO	Last In, First Out
Loan Agreement	Loan and Security Agreement dated October 13, 2009 by and between Winnebago Industries, Inc. and Wells Fargo Bank, National Association, as successor to Burdale Capital Finance, Inc., as Agent
NYSE	New York Stock Exchange
PDM	PDM Distribution Services, Inc.
RV	Recreation Vehicle
RVIA	Recreation Vehicle Industry Association
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
Stat Surveys	Statistical Surveys, Inc.
SunnyBrook	SunnyBrook RV, Inc.
Towables	Winnebago of Indiana, LLC, a wholly-owned subsidiary of Winnebago Industries, Inc.
U.S.	United States of America
XBRL	eXtensible Business Reporting Language

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements
Winnebago Industries, Inc.
Unaudited Consolidated Statements of Operations

	Quarter Ended		Nine Months Ended
(In thousands, except per share data)	May 26, 2012	May 28, 2011	May 26, 2012	May 28, 2011
Net revenues	$155,709	$135,568	$419,146	$365,872
Cost of goods sold	143,638	126,865	391,733	334,646
Gross profit	12,071	8,703	27,413	31,226

Operating expenses:
Selling	4,331	3,608	12,485	10,129
General and administrative	4,213	3,952	11,938	11,623
Assets held for sale impairment and (gain), net	—	605	—	(39)
Total operating expenses	8,544	8,165	24,423	21,713

Operating income	3,527	538	2,990	9,513
Non-operating income	402	76	549	550
Income before income taxes	3,929	614	3,539	10,063

(Benefit) provision for taxes	(12)	(581)	(525)	1,767
Net income	$3,941	$1,195	$4,064	$8,296

Income per common share:
Basic	$0.13	$0.04	$0.14	$0.28
Diluted	$0.13	$0.04	$0.14	$0.28

Weighted average common shares outstanding:
Basic	29,225	29,124	29,171	29,118
Diluted	29,263	29,152	29,243	29,135

See unaudited notes to consolidated financial statements.

Winnebago Industries, Inc.
Unaudited Consolidated Balance Sheets

(In thousands, except per share data)	May 26, 2012	August 27, 2011
Assets
Current assets:
Cash and cash equivalents	$80,831	$69,307
Short-term investments	250	—
Receivables, less allowance for doubtful accounts ($86 and $76, respectively)	18,476	19,981
Inventories	69,604	69,165
Prepaid expenses and other assets	4,289	4,227
Income taxes receivable	875	1,525
Deferred income taxes	1,402	649
Total current assets	175,727	164,854
Property, plant, and equipment, net	20,382	22,589
Assets held for sale	600	600
Long-term investments	9,091	10,627
Investment in life insurance	22,981	23,669
Goodwill	1,228	1,228
Amortizable intangible assets	661	720
Other assets	13,254	15,640
Total assets	$243,924	$239,927

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$24,635	$21,610
Income taxes payable	—	104
Accrued expenses:
Accrued compensation	13,370	10,841
Product warranties	6,595	7,335
Self-insurance	4,243	3,203
Accrued loss on repurchases	862	1,174
Promotional	2,320	2,177
Other	5,023	4,874
Total current liabilities	57,048	51,318
Long-term liabilities:
Unrecognized tax benefits	4,853	5,387
Postretirement health care and deferred compensation benefits	67,158	74,492
Total long-term liabilities	72,011	79,879
Contingent liabilities and commitments
Stockholders' equity:
Capital stock common, par value $0.50; authorized 60,000 shares, issued 51,776 shares	25,888	25,888
Additional paid-in capital	28,600	30,131
Retained earnings	436,582	432,518
Accumulated other comprehensive income (loss)	1,206	(454)
Treasury stock, at cost (22,541 and 22,641 shares, respectively)	(377,411)	(379,353)
Total stockholders' equity	114,865	108,730
Total liabilities and stockholders' equity	$243,924	$239,927

See unaudited notes to consolidated financial statements.

Winnebago Industries, Inc.
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended
(In thousands)	May 26, 2012	May 28, 2011
Operating activities:
Net income	$4,064	$8,296
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,786	4,193
LIFO expense	844	1,193
Asset impairment	—	605
Stock-based compensation	863	1,001
Deferred income taxes including valuation (provision) allowance	(753)	874
Postretirement benefit income and deferred compensation expenses	510	1,034
Provision for doubtful accounts	28	5
Increase in cash surrender value of life insurance policies	(523)	(617)
Loss (gain) on sale or disposal of property	20	(867)
Gain on life insurance	(281)	(372)
Other	579	90
Change in assets and liabilities:
Inventories	(1,283)	(30,091)
Receivables and prepaid assets	1,893	2,609
Income taxes and unrecognized tax benefits	105	(747)
Accounts payable and accrued expenses	4,950	1,523
Postretirement and deferred compensation benefits	(3,053)	(2,792)
Net cash provided by (used in) operating activities	11,749	(14,063)

Investing activities:
Proceeds from the sale of investments, at par	750	6,450
Proceeds from life insurance	1,404	659
Purchases of property and equipment	(1,527)	(1,590)
Proceeds from the sale of property	16	4,009
Cash paid for acquisition, net of cash acquired	—	(4,694)
Other	(558)	(410)
Net cash provided by investing activities	85	4,424

Financing activities:
Payments for purchases of common stock	(343)	(89)
Proceeds from exercise of stock options	—	83
Other	33	184
Net cash (used in) provided by financing activities	(310)	178

Net increase (decrease) in cash and cash equivalents	11,524	(9,461)
Cash and cash equivalents at beginning of period	69,307	74,691
Cash and cash equivalents at end of period	$80,831	$65,230

Supplemental cash flow disclosure:
Income taxes paid, net of refunds	$115	$1,638

See unaudited notes to consolidated financial statements.

Winnebago Industries, Inc.
Unaudited Notes to Consolidated Financial Statements

Note 1: Basis of Presentation

The "Company," "we," "our" and "us" are used interchangeably to refer to Winnebago Industries, Inc. and its subsidiary, Winnebago of Indiana, LLC, as appropriate in the context.

We were incorporated under the laws of the state of Iowa on February 12, 1958 and adopted our present name on February 28, 1961. Our executive offices are located at 605 West Crystal Lake Road in Forest City, Iowa. Our telephone number is (641) 585-3535; our website is www.winnebagoind.com. Our common stock trades on the NYSE under the symbol “WGO”. We operate on a 52-53 week fiscal year ending on the last Saturday in August.

In our opinion, the accompanying condensed unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly our consolidated financial position as of May 26, 2012 and the consolidated results of operations for the third quarters and first nine months of Fiscal 2012 and 2011, and consolidated cash flows for the first nine months of Fiscal 2012 and 2011. The consolidated statement of operations for the first nine months of Fiscal 2012 is not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet data as of August 27, 2011 was derived from audited financial statements, but does not include all of the information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the fiscal year ended August 27, 2011.

New Accounting Pronouncements
On May 12, 2011, the FASB issued ASU 2011-04, Fair Value Measurement, which requires measurement uncertainty disclosure in the form of a sensitivity analysis of unobservable inputs to reasonable alternative amounts for all Level 3 recurring fair value measurements. ASU 2011-04 became effective for interim and annual periods beginning on or after December 15, 2011. The Company adopted this guidance in the third quarter of our Fiscal 2012. The adoption of this guidance required additional disclosures, but did not have any impact on our consolidated results of operations, financial position, or cash flows.

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

Note 2: Acquisition

On December 29, 2010 we purchased, through Towables, substantially all of the assets of SunnyBrook, a manufacturer of travel trailer and fifth wheel RVs. The aggregate consideration paid was $4.7 million in cash, net of cash acquired, including the repayment of $3.3 million of SunnyBrook commercial and shareholder debt on the closing date. The assets acquired included inventory, equipment and other tangible and intangible property and are being used in connection with the operation of manufacturing towable recreation vehicles. Also on December 29, 2010, we entered into a five year operating lease agreement for the SunnyBrook facilities. The operations of Towables are included in our consolidated operating results from the date of its acquisition. Towables has continued to manufacture products under the SunnyBrook brands. In addition, in the first quarter of Fiscal 2012, Towables began diversifying its product line by including Winnebago brand trailer and fifth wheel products. The primary reason for the acquisition was diversification outside of the motorized market while utilizing the Winnebago brand strength in the towable market allowing for the potential of revenue and earnings growth.

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

Note 3: Concentration Risk

One dealer, FreedomRoads, LLC, accounted for 26.1% of our consolidated net revenues for the nine months ended May 26, 2012. The loss of this dealer could have a significant adverse effect on our business.

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

Long-Term and Short-Term Investments
Our long-term and short-term investments are comprised of ARS. Our long-term ARS related investments (as described in Note 5) are classified as Level 3 as quoted prices were unavailable due to events described in Note 5. Due to limited market information, we utilized a DCF model to derive an estimate of fair value at May 26, 2012. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place and the rate of return required by investors to own such securities given the current liquidity risk associated with ARS. All of our short-term ARS portfolio is classified as Level 2 as they are also in an inactive market, but inputs other than quoted prices were observable and used to value the securities.

Assets that Fund Deferred Compensation
Our assets that fund deferred compensation are marketable equity securities and are measured at fair value using quoted market prices and primarily consist of equity-based mutual funds. They are classified as Level 1 as they are traded in an active market for which closing stock prices are readily available. These securities fund the Executive Share Option Plan, a deferred compensation program. The short-term portion is included in prepaid and other expenses; the long-term portion is included in other assets.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Our non-financial assets, which include goodwill, intangible assets, and property and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, we must evaluate the non-financial asset for impairment. If an impairment did occur, the asset is required to be recorded at the estimated fair value. During the third quarter of Fiscal 2012, no impairments were recorded for non-financial assets.

The following tables set forth, by level within the fair value hierarchy, our financial assets that were accounted for at fair value on a recurring basis at May 26, 2012 and August 27, 2011 according to the valuation techniques we used to determine their fair values:

		Fair Value Measurements Using Inputs Considered As
(In thousands)	Fair Value at May 26, 2012	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs
Short-term investments
Student loan ARS with pending redemptions	$250	$—	$250	$—
Long-term investments
Student loan ARS	9,091	—	—	9,091
Assets that fund deferred compensation
Domestic equity funds	7,526	7,526	—	—
International equity funds	914	914	—	—
Fixed income	483	483	—	—
Total assets at fair value	$18,264	$8,923	$250	$9,091

		Fair Value Measurements Using Inputs Considered As
(In thousands)	Fair Value at August 27, 2011	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs
Long-term investments
Student loan ARS	$10,627	$—	$—	$10,627
Assets that fund deferred compensation
Domestic equity funds	9,362	9,362	—	—
International equity funds	1,441	1,441	—	—
Fixed income	649	649	—	—
Total assets at fair value	$22,079	$11,452	$—	$10,627

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis, in the previous table, that used significant unobservable inputs (Level 3):

	Quarter Ended		Nine Months Ended
(In thousands)	May 26, 2012	May 28, 2011	May 26, 2012	May 28, 2011
Balance at beginning of period	$9,903	$10,891	$10,627	$17,785
Transfer to Level 2	(250)	(250)	(500)	(5,500)
Net change included in other comprehensive income	(562)	270	(536)	(174)
Sales	—	—	(500)	(1,200)
Balance at end of period	$9,091	$10,911	$9,091	$10,911

The following table presents quantitative information regarding unobservable inputs that were significant to the valuation of assets measured at fair value on a recurring basis using Level 3 inputs:

				Range
(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Low	High
Student Loan ARS	$9,091	Discounted Cash Flow	Projected ARS Yield	2.04%	2.18%
			Discount for lack of marketability	2.94%	3.55%

Note 5: Investments

We own investments in marketable securities that have been designated as "available for sale" in accordance with ASC 320, Investments-Debt and Equity Securities. Available for sale securities are carried at fair value with the unrealized gains and losses reported in "Accumulated other comprehensive income (loss)", a component of stockholders' equity.

At May 26, 2012, we held $10.0 million (par value) of investments comprised of tax-exempt ARS, which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through Dutch auctions that are typically held every 7, 28 or 35 days. Prior to February 2008, these securities traded at par and are currently callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually. The ARS we hold are AAA to AA+/Aaa rated by Standard & Poor's Ratings Services and Moody's Investors Service, Inc., respectively, with most collateralized by student loans guaranteed by the U.S. Government under the Federal Family Education Loan Program.

Since February 2008, most ARS auctions have failed for these securities and there is no assurance that future auctions will succeed and, as a result, our ability to liquidate our investment and fully recover the par value in the near term may be limited or nonexistent. We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of payment default. We have continued to receive interest payments on the ARS in accordance with their terms. We believe we will ultimately be able to liquidate our ARS related investments without significant loss primarily due to the collateral securing our ARS. However, redemption could take until final maturity of the ARS (up to 30 years) to realize the par value of our investments. Due to the changes and uncertainty in the ARS market, we believe the recovery period for these investments is likely to be longer than 12 months. On June 1, 2012 we received notice of a partial redemption on a particular ARS with payment received on June 4, 2012. As a result, of the total of $10.0 million of ARS investments, we have classified $9.7 million (par value) as long-term with the remaining amount of $250,000 classified as short-term ARS investments as of May 26, 2012.

At May 26, 2012, there was insufficient observable ARS market information available to determine the fair value of our long‑term ARS investments. Therefore, we estimated fair value by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, final stated maturities, estimates on the probability of the issue being called prior to final maturity, impact due to extended periods of maximum auction rates and broker quotes from independent evaluators. Based on this analysis, at May 26, 2012 we recorded an unrealized temporary impairment of $609,000 in accumulated other comprehensive income related to our long-term ARS investments of $9.7 million (par value).

Note 6: Inventories

Inventories consist of the following:

(In thousands)	May 26, 2012	August 27, 2011
Finished goods	$31,659	$29,656
Work-in-process	34,039	31,966
Raw materials	36,387	39,180
	102,085	100,802
LIFO reserve	(32,481)	(31,637)
Total inventories	$69,604	$69,165

The above values of inventories, before reduction for the LIFO reserve, approximates replacement cost at the respective dates. Towables inventory, which is included in the table above and is valued on a first-in, first-out basis, was $10.0 million and $6.5 million as of May 26, 2012 and August 27, 2011, respectively.

Note 7: Property, Plant and Equipment and Assets Held for Sale

Property, plant and equipment is stated at cost, net of accumulated depreciation, and consists of the following:

(In thousands)	May 26, 2012	August 27, 2011
Land	$757	$767
Buildings	49,573	49,226
Machinery and equipment	90,417	90,380
Transportation equipment	8,849	8,837
	149,596	149,210
Less accumulated depreciation	(129,214)	(126,621)
Total property, plant and equipment, net	$20,382	$22,589

Assets held for sale as of May 26, 2012 of $600,000 consisted of an idled fiberglass manufacturing facility in Hampton, Iowa.

Note 8: Goodwill and Amortizable Intangible Assets

Goodwill and other intangible assets consist of the following:

	May 26, 2012		August 27, 2011
(In thousands)	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Goodwill	$1,228	$—	$1,228	$—
Dealer network	534	74	534	34
Trademarks	196	27	196	13
Non-compete agreement	40	8	40	4
Total	$1,998	$109	$1,998	$51

Goodwill and other intangible assets are the result of the acquisition of SunnyBrook during the second quarter of Fiscal 2011. Goodwill is not subject to amortization. Amortizable intangible assets are amortized on a straight-line basis. The weighted average remaining amortization period at May 26, 2012 is 8.4 years.

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

Changes in our product warranty liability are as follows:

	Quarter Ended		Nine Months Ended
(In thousands)	May 26, 2012	May 28, 2011	May 26, 2012	May 28, 2011
Balance at beginning of period	$6,530	$8,068	$7,335	$7,634
Provision	1,645	1,441	3,928	4,258
Claims paid	(1,580)	(1,542)	(4,668)	(3,925)
Balance at end of period	$6,595	$7,967	$6,595	$7,967

Note 11: Employee and Retiree Benefits

Postretirement health care and deferred compensation benefits are as follows:

(In thousands)	May 26, 2012	August 27, 2011
Postretirement health care benefit cost	$37,659	$41,370
Non-qualified deferred compensation	23,911	24,622
Executive share option plan liability	6,931	9,286
SERP benefit liability	2,971	3,086
Executive deferred compensation	101	93
Total postretirement health care and deferred compensation benefits	71,573	78,457
Less current portion	(4,415)	(3,965)
Long-term postretirement health care and deferred compensation benefits	$67,158	$74,492

Postretirement Health Care Benefits
We provide certain health care and other benefits for retired employees hired before April 1, 2001, who have fulfilled eligibility requirements of age 55 with 15 years of continuous service. We use a September 1 measurement date for this plan and our postretirement health care plan currently is not funded. In Fiscal 2005, we established dollar caps on the amount that we will pay for postretirement health care benefits per retiree on an annual basis so that we were not exposed to continued medical inflation. Retirees are required to pay a monthly premium in excess of the employer dollar caps for medical coverage based on years of service and age at retirement. In January 2012 the employer established dollar caps were reduced by 10%, which reduced our liability for postretirement health care by approximately $4.6 million.

Net periodic postretirement benefit income consisted of the following components:

	Quarter Ended		Nine Months Ended
(In thousands)	May 26, 2012	May 28, 2011	May 26, 2012	May 28, 2011
Interest cost	$453	$476	$1,397	$1,429
Service cost	132	152	407	456
Net amortization and deferral	(958)	(776)	(2,606)	(2,328)
Net periodic postretirement benefit income	$(373)	$(148)	$(802)	$(443)

Payments for postretirement health care	$297	$303	$916	$908

For accounting purposes, we recognized net periodic postretirement income as presented in the table above, due to the amortization of prior service credit associated with the establishment of caps on the employer portion of benefits in Fiscal 2005 and the 10% cap reduction in Fiscal 2012.

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

Stock-based compensation expense was $114,000 and $877,000 during the third quarters of Fiscal 2012 and Fiscal 2011, respectively. Stock-based compensation expense was $863,000 and $1.0 million during the first nine months of Fiscal 2012 and Fiscal 2011, respectively. Of the $863,000, $398,000 related to the January 11, 2012 grant. The remainder is related to the amortization of previously granted restricted stock awards, as well as nonemployee director stock units issued in lieu of their fees. Compensation expense is recognized over the requisite service period of the award or over a period ending with the employee's eligible retirement date, if earlier.

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

Our repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 18 months, provide that our liability will be the lesser of remaining principal owed by the dealer or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our contingent liability on these repurchase agreements was approximately $169.0 million and $133.4 million at May 26, 2012 and August 27, 2011, respectively.

In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of RVs to repurchase current inventory if a dealership exits the business. Incremental repurchase exposure beyond existing repurchase agreements, related to dealer inventory in states that we have had historical experience of repurchasing inventory, totaled $11.4 million and $5.7 million at May 26, 2012 and August 27, 2011, respectively.

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

Based on the repurchase exposure as previously described, we established an associated loss reserve of $862,000 as of May 26, 2012 and $1.2 million as of August 27, 2011. The inventory repurchased and the associated losses on the inventory resold presented in the table below during the first nine months of Fiscal 2012 relates to three dealers, two of which were towable dealers.

A summary of repurchase activity is as follows:

	Quarter Ended		Nine Months Ended
(Dollars in thousands)	May 26, 2012	May 28, 2011	May 26, 2012	May 28, 2011
Inventory repurchased
Units	1	4	18	9
Dollars	$16	$508	$1,264	$658
Inventory resold
Units	1	4	18	9
Cash collected	$11	$487	$1,113	$612
Loss recognized	$5	$21	$151	$46

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our loss reserve for repurchase commitments. A hypothetical change of a 10% increase or decrease in our significant repurchase commitment assumptions at May 26, 2012 would have affected pre-tax income by approximately $255,000.

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

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to uncertainty of realizing deferred tax assets. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more-likely-than-not” standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company's current or previous losses are given more weight than its future outlook. Under that standard, our three-year historical cumulative loss was a significant negative factor. We have evaluated the sustainability of our deferred tax assets on our balance sheet which includes the assessment of cumulative income or losses over recent prior periods. Based on ASC 740 guidelines, as of August 27, 2011 and May 26, 2012, we have applied a valuation allowance of $39.3 million and $37.2 million respectively against our deferred tax assets. We will continue to assess the likelihood that our deferred tax assets will be realizable at each reporting period and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

We file tax returns in the U.S. federal jurisdiction, as well as various international and state jurisdictions. Although certain years are no longer subject to examinations by the IRS and various state taxing authorities, net operating loss carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities if they either have been or will be used in a future period. Due to such carryback claims, our federal returns from Fiscal 2004 to present continue to be subject to review by the IRS. A number of years may elapse before an uncertain tax position is audited and finally resolved, and it is often very difficult to predict the outcome of such audits. Periodically, various state and local jurisdictions conduct audits, therefore, a variety of years are subject to state and local jurisdiction review.

As of May 26, 2012, our unrecognized tax benefits were $4.9 million, all of which, if recognized, would positively affect our effective tax rate as all of the deferred tax assets associated with these positions have a full valuation allowance established against them. It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits as tax expense. As of May 26, 2012, we had accrued $2.2 million in interest and penalties which are included in unrecognized tax benefits. We do not anticipate any significant changes in unrecognized tax benefits within the next twelve months. Actual results may differ materially from this estimate.

Note 15: Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per share:

	Quarter Ended		Nine Months Ended
(In thousands, except per share data)	May 26, 2012	May 28, 2011	May 26, 2012	May 28, 2011
Income per share - basic:
Net income	$3,941	$1,195	$4,064	$8,296
Weighted average shares outstanding	29,225	29,124	29,171	29,118
Net income per share - basic	$0.13	$0.04	$0.14	$0.28

Income per share - assuming dilution:
Net income	$3,941	$1,195	$4,064	$8,296
Weighted average shares outstanding	29,225	29,124	29,171	29,118
Dilutive impact of options and awards outstanding	38	28	72	17
Weighted average shares and potential dilutive shares outstanding	29,263	29,152	29,243	29,135
Net income per share - assuming dilution	$0.13	$0.04	$0.14	$0.28

At the end of the third quarters of Fiscal 2012 and Fiscal 2011, there were options outstanding to purchase 772,832 shares and 923,731 shares, respectively, of common stock at a weighted average price of $29.02 and $28.07, respectively, which were not included in the computation of diluted income per share because they are considered anti-dilutive under the treasury stock method per ASC 260, Earnings Per Share.

Note 16: Comprehensive Income

Comprehensive income, net of tax, consists of:

	Quarter Ended		Nine Months Ended
(In thousands)	May 26, 2012	May 28, 2011	May 26, 2012	May 28, 2011
Net income	$3,941	$1,195	$4,064	$8,296
Amortization of prior service credit	(2,024)	(656)	(3,371)	(1,966)
Amortization of actuarial loss	448	171	768	514
Plan amendment	—	—	4,598	—
Unrealized (depreciation) appreciation of investments	(351)	167	(335)	(109)
Comprehensive income	$2,014	$877	$5,724	$6,735

Note 17: Subsequent Event

We evaluated all events or transactions occurring between the balance sheet date for the quarterly period ended May 26, 2012 and the date of issuance of the financial statements that would require recognition or disclosure in the financial statements. There were no material subsequent events.

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

Executive Overview

Winnebago Industries, Inc. is a leading U.S. manufacturer of RVs with a proud history of manufacturing RV products for more than 50 years. We produce all of our motor homes in vertically integrated manufacturing facilities in Iowa and we produce all travel trailer and fifth wheels ("towables products") in Indiana. We distribute our products primarily through independent dealers throughout the U.S. and Canada, who then retail the products to the end consumer.

Our retail unit market share, as reported by Stat Surveys, is as follows:

	Through April 30		Calendar Year
U.S. Retail Motorized:	2012	2011	2011	2010	2009
Class A gas	22.2%	22.2%	22.2%	23.7%	22.9%
Class A diesel	19.8%	16.6%	17.6%	15.2%	11.4%
Total Class A	21.2%	19.7%	20.2%	19.5%	16.6%
Class C	19.3%	18.2%	17.5%	17.9%	22.7%
Total Class A and C	20.3%	19.0%	19.0%	18.8%	19.1%

Class B	14.9%	3.5%	7.7%	15.6%	18.1%

	Through April 30		Calendar Year
Canadian Retail Motorized:	2012	2011	2011	2010	2009
Class A gas	14.0%	14.6%	16.5%	14.9%	13.8%
Class A diesel	17.1%	20.1%	18.0%	9.9%	7.0%
Total Class A	15.1%	17.1%	17.1%	12.6%	10.0%
Class C	11.0%	15.9%	15.9%	13.8%	9.5%
Total Class A and C	13.0%	16.6%	16.5%	13.2%	9.8%

Class B	4.4%	5.1%	7.1%	4.8%	2.3%

	Through April 30		Calendar Year
U.S. Retail Towables:	2012	2011	2011
Travel trailer	0.9%	0.6%	0.6%
Fifth wheel	1.0%	0.4%	0.5%
Total towables	0.9%	0.6%	0.6%

	Through April 30		Calendar Year
Canadian Retail Towables:	2012	2011	2011
Travel trailer	0.4%	0.3%	0.4%
Fifth wheel	1.1%	0.6%	0.5%
Total towables	0.6%	0.3%	0.4%

Presented in fiscal quarters, certain key metrics are shown below:

	Class A, B & C Motor Homes				Travel Trailers & Fifth Wheels
			As of Quarter End				As of Quarter End
	Wholesale	Retail	Dealer	Order	Wholesale	Retail	Dealer	Order
(In units)	Deliveries	Registrations	Inventory	Backlog	Deliveries	Registrations	Inventory	Backlog
4th quarter 2010	1,164	1,120	2,044	818	—	—	—	—
1st quarter 2011	1,115	1,093	2,066	698	—	—	—	—
2nd quarter 2011	909	796	2,179	957	85	100	905	151
3rd quarter 2011	1,283	1,394	2,068	642	326	203	1,028	164
Rolling 12 months	4,471	4,403			411	303
(Jun 2010-May 2011)

4th quarter 2011	1,088	1,198	1,958	681	358	420	966	293
1st quarter 2012	1,040	1,053	1,945	618	435	255	1,146	460
2nd quarter 2012	1,001	872	2,074	1,004	562	332	1,376	417
3rd quarter 2012	1,280	1,414	1,940	1,237	646	652	1,370	505
Rolling 12 months	4,409	4,537			2,001	1,659
(Jun 2011-May 2012)

Highlights of our most recent quarter:

The increase in net revenues in the third quarter of Fiscal 2012 was driven by two primary factors: increased towable sales volume and higher average selling prices based upon the mix of RVs delivered. The incremental revenue generated in our fiscal third quarter allowed us to improve our gross margins on a year over year basis and on a consecutive quarter basis. The key factor for the margin improvement related to better fixed cost absorption as we produced more product in the quarter.

In addition, Towables specifically contributed to improved results in our fiscal third quarter, generating operating income that resulted in $.01 of EPS of the fiscal quarter; the first accretive quarter since the acquisition in December 2010. This compares to a $.01 EPS loss attributable to Towables in the same quarter last year. The investments we have made over the past several quarters are beginning to produce positive financial results in the near term and we expect to build on this momentum. The increased towable backlog coupled with the recent strong retail turn rate and relatively low towable dealer inventory validates our belief that there is room to grow this portion of our business in the coming quarters and years.

Industry Outlook

Key statistics for the motor home industry are as follows:

	U.S. and Canada Industry Class A, B & C Motor Homes
	Wholesale Shipments(1)					Retail Registrations(2)
	Calendar Year					Calendar Year
(In units)	2011		2010	Increase (Decrease)	Change	2011		2010	Increase (Decrease)	Change
1st quarter	6,900		5,700	1,200	21.1%	5,100		5,000	100	2.0%
2nd quarter	7,800		7,800	—	—%	8,200		8,400	(200)	(2.4)%
3rd quarter	5,300		6,200	(900)	(14.5)%	6,100		6,100	—	—%
4th quarter	4,800		5,500	(700)	(12.7)%	4,600		4,600	—	—%
Total	24,800		25,200	(400)	(1.6)%	24,000		24,100	(100)	(0.4)%

(In units)	2012		2011	(Decrease) Increase	Change	2012		2011	Increase (Decrease)	Change
1st quarter	6,900		6,900	—	—%	5,700		5,100	600	11.8%
April	2,500		2,800	(300)	(10.7)%	2,400		2,700	(300)	(11.1)%
May	2,800		2,700	100	3.7%		(4)	2,800
June	2,200	(3)	2,300	(100)	(4.3)%		(4)	2,700
3rd quarter	6,400	(3)	5,300	1,100	20.8%		(4)	6,100
4th quarter	5,900	(3)	4,800	1,100	22.9%		(4)	4,600
Total	26,700		24,800	1,900	7.7%			24,000

(1)	Class A, B and C wholesale shipments as reported by RVIA, rounded to the nearest hundred.

(2)	Class A, B and C retail registrations as reported by Stat Surveys for the US and Canada combined, rounded to the nearest hundred.

(3)
Monthly and quarterly 2012 Class A, B and C wholesale shipments are based upon the forecast prepared by Dr. Richard Curtin of the University of Michigan Consumer Survey Research Center for RVIA and reported in the Roadsigns RV Special 2013 Industry Forecast Issue. The revised RVIA annual 2012 wholesale shipment forecast is 26,100 and the annual forecast for 2013 is 27,600.

(4)	Stat Surveys has not issued a projection for 2012 retail demand for this period.

The size of the motorized retail market for each of the past three calendar years has been less than half of what the industry norms had been prior to the recession that began in December 2007. RVIA, in a recent Roadsigns publications, attributes the flat retail environment primarily to declining home equity. However, RVIA forecasts that motor homes sales are likely to improve at a relatively greater pace in the decade ahead as stricter fuel economy standards reduce the towing capacity of the household vehicle fleet.

Key statistics for the towable industry are as follows:

	U.S. and Canada Travel Trailer & Fifth Wheel Industry
	Wholesale Shipments(1)					Retail Registrations(2)
	Calendar Year					Calendar Year
(In units)	2011		2010	Increase (Decrease)	Change	2011		2010	Increase	Change
1st quarter	54,200		49,300	4,900	9.9%	33,400		31,100	2,300	7.4%
2nd quarter	66,000		62,300	3,700	5.9%	75,000		69,400	5,600	8.1%
3rd quarter	47,500		48,600	(1,100)	(2.3)%	59,400		57,200	2,200	3.8%
4th quarter	45,200		39,000	6,200	15.9%	29,500		28,300	1,200	4.2%
Total	212,900		199,200	13,700	6.9%	197,300		186,000	11,300	6.1%

(In units)	2012		2011	Increase (Decrease)	Change	2012		2011	Increase (Decrease)	Change
1st quarter	60,400		54,200	6,200	11.4%	37,600		33,400	4,200	12.6%
April	22,800		20,000	2,800	14.0%	23,100		23,200	(100)	(0.4)%
May	24,500		23,200	1,300	5.6%		(4)	25,800
June	22,600	(3)	22,800	(200)	(0.9)%		(4)	26,000
3rd quarter	54,700	(3)	47,500	7,200	15.2%		(4)	59,400
4th quarter	47,100	(3)	45,200	1,900	4.2%		(4)	29,500
Total	232,100		212,900	19,200	9.0%			197,300

(1)	Towable wholesale shipments as reported by RVIA, rounded to the nearest hundred.

(2)	Towable retail registrations as reported by Stat Surveys for the US and Canada combined, rounded to the nearest hundred.

(3)
Monthly and quarterly 2012 towable wholesale shipments are based upon the forecast prepared by Dr. Richard Curtin of the University of Michigan Consumer Survey Research Center for RVIA and reported in the Roadsigns RV Special 2013 Industry Forecast Issue. The revised RVIA annual 2012 wholesale shipment forecast is 229,100 and the annual forecast for 2013 is 239,400.

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

Company Outlook

Based on our profitable operating results for Fiscal 2011, profitable operating results and strong operating cash flow performance thus far in Fiscal 2012, we believe that we have demonstrated our ability to maintain adequate liquidity, cover operations costs, recover fixed assets, and maintain physical capacity at present levels. In Fiscal 2011 we entered into the towable market, providing us the potential to grow revenues and earnings in a market significantly larger than the motorized market.

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

Our unit order backlog was as follows:

	As Of
	May 26, 2012		May 28, 2011		Increase	%
(In units)	Units	% (1)	Units	% (1)	(Decrease)	Change
Class A gas	479	38.7%	187	29.1%	292	156.1%
Class A diesel	257	20.8%	113	17.6%	144	127.4%
Total Class A	736	59.5%	300	46.7%	436	145.3%
Class B	120	9.7%	130	20.2%	(10)	(7.7)%
Class C	381	30.8%	212	33.0%	169	79.7%
Total motor home backlog(2)	1,237	100.0%	642	100.0%	595	92.7%

Travel trailer	301	59.6%	118	72.0%	183	155.1%
Fifth wheel	204	40.4%	46	28.0%	158	343.5%
Total towable backlog(2)	505	100.0%	164	100.0%	341	207.9%

Approximate backlog revenue in thousands
Motor home	$131,418		$61,924		$69,494	112.2%
Towable	$12,487		$3,532		$8,955	253.5%

(1)	Percentages may not add due to rounding differences.

(2)
We include in our backlog all accepted purchase orders from dealers to be shipped within the next six months. Orders in backlog can be canceled or postponed at the option of the purchaser at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

During the third quarter of Fiscal 2012, we hosted our Dealer Days event, which was the primary reason our selling expenses increased from the prior year. At this event, we showcased our new product and spent time with our dealer body. The event resulted an improved sales order position for our motorized products and had a particularly positive impact on our Towable backlog.
Based on the positive response we have received to our new model year products, our sales order backlog has shown significant growth. As a result, we have taken steps to gradually increase production rates. Due to the improved backlog and continued low dealer inventories of new products, we are optimistic about the remainder of the fiscal year.

In addition, we are anticipating that in the fourth quarter of Fiscal 2012, we will reach a three-year cumulative income position. This positive factor, along with our future outlook, may eliminate the uncertainty of realizing our deferred tax assets, thus allowing us to significantly reduce our valuation allowance against these assets. If this position is reached, it would result in a one-time, non-cash income tax benefit of approximately $33 million to $35 million in the fourth quarter of Fiscal 2012.

Results of Operations

Current Quarter Compared to the Comparable Quarter Last Year

	Quarter Ended
(In thousands, except percent and per share data)	May 26, 2012	% of Revenues*	May 28, 2011	% of Revenues*	Increase (Decrease)	% Change
Net revenues	$155,709	100.0%	$135,568	100.0%	$20,141	14.9%
Cost of goods sold	143,638	92.2%	126,865	93.6%	16,773	13.2%
Gross profit	12,071	7.8%	8,703	6.4%	3,368	38.7%
Selling	4,331	2.8%	3,608	2.7%	723	20.0%
General and administrative	4,213	2.7%	3,952	2.9%	261	6.6%
Asset impairment	—	—%	605	0.4%	(605)	(100.0)%
Total operating expenses	8,544	5.5%	8,165	6.0%	379	4.6%
Operating income	3,527	2.3%	538	0.4%	2,989	555.6%
Non-operating income	402	0.3%	76	0.1%	326	428.9%
Income before income taxes	3,929	2.5%	614	0.5%	3,315	539.9%
Benefit for taxes	(12)	—%	(581)	(0.4)%	569	97.9%
Net income	$3,941	2.5%	$1,195	0.9%	$2,746	229.8%

Diluted income per share	$0.13		$0.04		$0.09	225.0%
Diluted average shares outstanding	29,263		29,152
* Percentages may not add due to rounding differences.

Unit deliveries and ASP, net of discounts, consisted of the following:

	Quarter Ended
(In units)	May 26, 2012	Product Mix*	May 28, 2011	Product Mix*	Increase (Decrease)	% Change
Class A gas	429	33.5%	425	33.1%	4	0.9%
Class A diesel	234	18.3%	204	15.9%	30	14.7%
Total Class A	663	51.8%	629	49.0%	34	5.4%
Class B	87	6.8%	1	0.1%	86	NMF
Class C	530	41.4%	653	50.9%	(123)	(18.8)%
Total motor home deliveries	1,280	100.0%	1,283	100.0%	(3)	(0.2)%

Motor home ASP (in thousands)	$102		$95		$7	7.4%

Travel trailer	357	55.3%	232	71.2%	125	53.9%
Fifth wheel	289	44.7%	94	28.8%	195	207.4%
Total towable deliveries	646	100.0%	326	100.0%	320	98.2%

Towable ASP (in thousands)	$25		$22		$3	13.6%
* Percentages may not add due to rounding differences.

Net revenues consisted of the following:

	Quarter Ended
	May 26, 2012	% of Revenues(1)	May 28, 2011	% of Revenues(1)	Increase (Decrease)	% Change
Motor homes (2)	$128,016	82.2%	$119,528	88.2%	$8,488	7.1%
Towables (3)	16,392	10.5%	7,178	5.3%	9,214	128.4%
Motor home parts and services	2,909	1.9%	3,088	2.3%	(179)	(5.8)%
Other manufactured products	8,392	5.4%	5,774	4.3%	2,618	45.3%
Total net revenues	$155,709	100.0%	$135,568	100.0%	$20,141	14.9%

(1) Percentages may not add due to rounding differences.
(2) Motor home unit revenue less discounts, sales promotions and incentives, and accrued loss on repurchase adjustments.
(3) Includes towable units and parts revenues less discounts, sales promotions and accrued loss on repurchase adjustments.

Net revenues for the third quarter of Fiscal 2012 increased $20.1 million, or 14.9%, compared to the third quarter of Fiscal 2011, primarily due to:

•	Towables revenues increased $9.2 million in Fiscal 2012. The increase was due to higher sales volumes, increased product offerings and higher ASPs.

•	Motor home revenues increased $8.5 million mostly due to a 7.4% increase in ASP. Discounts and promotional pricing continued in both quarterly periods.

Cost of goods sold was $143.6 million, or 92.2% of net revenues for the third quarter of Fiscal 2012 compared to $126.9 million, or 93.6% of net revenues for the comparable period a year ago due to the following:

•
Our variable costs (material, labor, variable overhead, delivery, and warranty) as a percent of net revenues, increased from 84.8% to 85.6% as a percent of net revenues, which was primarily due to increased material costs.

•
Fixed overhead (manufacturing support labor, depreciation and facility costs) and research and development-related costs decreased from 8.8% to 6.6%, primarily due to increased absorption of fixed overhead as a result of higher production levels.

•	All factors considered, gross profit increased from 6.4% to 7.8% of net revenues.

Selling expenses increased $723,000, or 20.0% during the third quarter of Fiscal 2012 as compared to the third quarter of Fiscal 2011, and as a percent of net revenues, were 2.8% and 2.7% for the third quarters of Fiscal 2012 and Fiscal 2011, respectively. The expense increase was due primarily to the fact that we hosted our Dealer Days show (we had not held this event since our Fiscal 2008), as well as increased operating expenses associated with Towables.

General and administrative expenses increased $261,000 or 6.6% during the third quarter of Fiscal 2012 as compared to the third quarter of Fiscal 2011, and as a percentage of net revenues, were 2.7% and 2.9% for the third quarters of Fiscal 2012 and Fiscal 2011, respectively. Incremental employee expenses were partially offset by decreases in legal expenses and stock-based compensation expense in the third quarter of Fiscal 2012 as compared to the same period in Fiscal 2011.

Non-operating income increased $326,000 during the third quarter of Fiscal 2012 when compared to the same period in Fiscal 2011, primarily due to gains from COLI policies.

The overall effective income tax benefit rate for the third quarter of Fiscal 2012 was 0.3% compared to the tax benefit rate of 94.6% for the third quarter of Fiscal 2011. Most notably, our effective tax benefit rate for the third quarter of Fiscal 2012 was near zero as most of the income tax expense associated with pre-tax income was offset by income tax benefit associated with a reduction in the valuation allowance resulting from the finalization of the Fiscal 2011 federal and state tax returns. In addition, we recorded tax benefits in the third quarter of Fiscal 2012 associated with reductions to reserves for uncertain tax positions.

The overall effective income tax rate for the third quarter of Fiscal 2011 was a benefit of 94.6% percent as a result of a reduction in the estimated annual effective tax rate. During the third quarter of Fiscal 2011, the estimated annual effective tax rate decreased most notably as a result of the tax-exempt interest income in relation to projected pre-tax income, the sale of CCMF and the increase to the NOL carryforward from the finalization and filing of the Fiscal 2010 federal and state tax returns.

Net income was $3.9 million, or $0.13 per diluted share, for the third quarter of Fiscal 2012 compared to net income of $1.2 million, or $0.04 per diluted share, for the third quarter of Fiscal 2011. See Note 15.

First Nine Months Compared to the Comparable Nine Months Last Year

	Nine Months Ended
(In thousands, except percent and per share data)	May 26, 2012	% of Revenues*	May 28, 2011	% of Revenues*	Increase (Decrease)	% Change
Net revenues	$419,146	100.0%	$365,872	100.0%	$53,274	14.6%
Cost of goods sold	391,733	93.5%	334,646	91.5%	57,087	17.1%
Gross profit	27,413	6.5%	31,226	8.5%	(3,813)	(12.2)%
Selling	12,485	3.0%	10,129	2.8%	2,356	23.3%
General and administrative	11,938	2.8%	11,623	3.2%	315	2.7%
Assets held for sale impairment and (gain), net	—	—%	(39)	—%	39	100.0%
Total operating expenses	24,423	5.8%	21,713	5.9%	2,710	12.5%
Operating income	2,990	0.7%	9,513	2.6%	(6,523)	(68.6)%
Non-operating income	549	0.1%	550	0.2%	(1)	(0.2)%
Income before income taxes	3,539	0.8%	10,063	2.8%	(6,524)	(64.8)%
(Benefit) provision for taxes	(525)	(0.1)%	1,767	0.5%	(2,292)	(129.7)%
Net income	$4,064	1.0%	$8,296	2.3%	$(4,232)	(51.0)%

Diluted income per share	$0.14		$0.28		$(0.14)	(50.0)%
Diluted average shares outstanding	29,243		29,135
* Percentages may not add due to rounding differences.

Unit deliveries and ASP, net of discounts, consisted of the following:

	Nine Months Ended
(In units)	May 26, 2012	Product Mix*	May 28, 2011	Product Mix*	Increase (Decrease)	% Change
Class A gas	1,163	35.0%	1,145	34.6%	18	1.6%
Class A diesel	701	21.1%	692	20.9%	9	1.3%
Total Class A	1,864	56.1%	1,837	55.5%	27	1.5%
Class B	215	6.5%	2	0.1%	213	NMF
Class C	1,242	37.4%	1,468	44.4%	(226)	(15.4)%
Total motor home deliveries	3,321	100.0%	3,307	100.0%	14	0.4%

Motor home ASP (in thousands)	$106		$101		$5	5.0%

Travel trailer	928	56.5%	296	72.0%	632	213.5%
Fifth wheel	715	43.5%	115	28.0%	600	521.7%
Total towable deliveries	1,643	100.0%	411	100.0%	1,232	299.8%

Towable ASP (in thousands)	$25		$21		$4	19.0%
* Percentages may not add due to rounding differences.

Net revenues consisted of the following:

	Nine Months Ended
	May 26, 2012	% of Revenues(1)	May 28, 2011	% of Revenues(1)	Increase (Decrease)	% Change
Motor homes (2)	$347,510	82.9%	$330,831	90.4%	$16,679	5.0%
Towables (3)	40,948	9.8%	8,956	2.4%	31,992	357.2%
Motor home parts and services	8,695	2.1%	9,030	2.5%	(335)	(3.7)%
Other manufactured products	21,993	5.2%	17,055	4.7%	4,938	29.0%
Total net revenues	$419,146	100.0%	$365,872	100.0%	$53,274	14.6%

(1) Percentages may not add due to rounding differences.
(2) Motor home unit revenue less discounts, sales promotions and incentives, and accrued loss on repurchase adjustments.
(3) Includes towable units and parts revenues less discounts, sales promotions and accrued loss on repurchase adjustments.

Net revenues for the first nine months of Fiscal 2012 increased $53.3 million, or 14.6%, compared to the first nine months of Fiscal 2011, primarily due to:

•
Towables revenues were $40.9 million in the first nine months of Fiscal 2012. SunnyBrook, which was acquired in the second quarter of Fiscal 2011, had revenues $9.0 million in the first nine months of Fiscal 2011.

•
Motor home revenues primarily increased $16.7 million due to a 5.0% increase in ASP. This increase was primarily due to a shift to higher-priced Class A motor homes, although ASPs in general were negatively impacted by increased discounts and promotional pricing.

Cost of goods sold was $391.7 million, or 93.5% of net revenues for the first nine months of Fiscal 2012 compared to $334.6 million, or 91.5% of net revenues for the comparable period a year ago due to the following:

•
The increase in cost of goods sold was a result of the $3.5 million favorable inventory adjustment recorded in Fiscal 2011. The adjustment favorably impacted our material, labor, variable overhead and fixed overhead costs as a percentage of net revenues in the first nine months of Fiscal 2011.

•
Total variable costs (material, labor, variable overhead, delivery, and warranty) as a percent of net revenues, increased from 83.2% last year to 85.9% this year. Increased discounts and promotional pricing and inflationary commodity pressures also contributed to the increase in cost of goods sold as a percentage of net revenues.

•
Fixed overhead (manufacturing support labor, depreciation and facility costs) and research and development-related costs decreased to 7.6% of net revenues compared to 8.3% last year. This difference was primarily due to increased absorption of fixed expenses as a result of higher production volumes.

•
All factors considered, gross profit decreased from 8.5% to 6.5% of net revenues. Excluding the effect of the physical inventory adjustment in Fiscal 2011, gross profit would have been 7.6% for the first nine months of Fiscal 2011.

Selling expenses increased $2.4 million, or 23.3% during the first nine months of Fiscal 2012 and, as a percent of net revenues were 3.0% and 2.8% for the first nine months of Fiscal 2012 and Fiscal 2011, respectively. The expense increase was due primarily to operating expenses associated with Towables and our Dealer Days show in Fiscal 2012.

General and administrative expenses increased $315,000 during the first nine months of Fiscal 2012 and, as a percentage of net revenues were 2.8% and 3.2% for the first nine months of Fiscal 2012 and Fiscal 2011, respectively. Increases in operating expenses associated with Towables and employee-related expenses in the first nine months of Fiscal 2012 were partially offset by decreases in legal and product liability expenses when compared to the same period in Fiscal 2011.

During the first nine months of Fiscal 2011 we realized a gain of $644,000 on the sale of CCMF, an asset held for sale, and an impairment of $605,000 on our Hampton facility.

Non-operating income was essentially the same in both nine-month periods. In the first nine months of Fiscal 2012, increased COLI policy gains were partially offset by lower investment income.

The overall effective income tax benefit rate for the first nine months of Fiscal 2012 was 14.8% compared to the tax benefit rate of 17.6% for the first nine months of Fiscal 2011. Most notably, our effective tax benefit rate for the first nine months of Fiscal 2012 was the result of a lower level of book income recorded for such period compared to the same prior year period as well as income tax expense associated with pre-tax income being offset by income tax benefit associated with reductions in valuation allowances resulting from the finalization of the Fiscal 2011 federal and state tax returns. In addition, we recorded tax benefits associated with reductions to reserves for uncertain tax positions.

Our tax benefit rate of 17.6% in the first nine months of Fiscal 2011 was primarily the result of higher book income, thus resulting in lower reductions in tax expense as a percentage of book income, the sale of CCMF, and the increase to the NOL carryforward from the finalization of the Fiscal 2010 federal and state tax returns.

Net income was $4.1 million, or $0.14 per diluted share, for the first nine months of Fiscal 2012 compared to $8.3 million, or $0.28 per diluted share, for the first nine months of Fiscal 2011. See Note 15.

Analysis of Financial Condition, Liquidity and Resources

Cash and cash equivalents totaled $80.8 million and $69.3 million as of May 26, 2012 and August 27, 2011, respectively.

Significant liquidity events in the first nine months of Fiscal 2012 include:

•	Cash flow from operating activities of $11.7 million, of which $4.1 million was from net income.

•	ARS redemptions at par of $750,000. We have $10.0 million ARS at par value as of May 26, 2012. See further discussion in Note 5.

We also have in place a $20.0 million revolving credit facility expiring on October 13, 2012, unless terminated earlier, which allows us to borrow up to $12.5 million without financial covenant restrictions if there is adequate asset coverage. (See further discussion in Note 9.) We had sufficient asset coverage in accounts receivable and inventory as of May 26, 2012 to access the entire $12.5 million. The facility also includes a framework to expand the size of the facility up to $50.0 million, based on mutually agreeable covenants to be determined at the time of expansion. This potential additional borrowing capacity may be beneficial to us if inventory levels need to substantially increase rapidly as a result of product demand. Due to the current credit facility expiring in early Fiscal 2013, we are reviewing financing alternatives that may be available to us at the time of expiration.

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

Working capital at May 26, 2012 and August 27, 2011 was $118.7 million and $113.5 million, respectively, an increase of $5.2 million. We currently expect cash on hand, funds generated from operations (if any) and the availability under the credit facility to be sufficient to cover both short-term and long-term operation requirements. We anticipate capital expenditures during the balance of Fiscal 2012 of approximately $1.1 million, primarily for manufacturing equipment and facilities which will be funded with cash on hand.

Operating Activities
Cash provided by operating activities was $11.7 million for the nine months ended May 26, 2012 compared to cash used in operating activities of $14.1 million for the nine months ended May 28, 2011. In the current fiscal year, the combination of net income and non-cash charges (e.g., depreciation, stock-based compensation) provided $9.1 million of operating cash compared to $15.4 million in the prior year period. In the first nine months of Fiscal 2012, changes in assets and liabilities provided $2.6 million of operating cash. In the first nine months of Fiscal 2011, a significant increase in inventory of $30.1 million was partially offset by net income of $8.3 million.

Investing Activities
In the nine months ended May 26, 2012, cash provided by investing activities was due to $750,000 of ARS redemptions proceeds and proceeds of life insurance of $1.4 million, partially offset by capital spending of $1.5 million. During the nine months ended

May 28, 2011, cash provided by investing activities of $4.4 million was due to ARS redemptions of $6.5 million, proceeds of the sale of CCMF of $3.7 million, partially offset by the acquisition of SunnyBrook for $4.7 million and capital spending of $1.6 million.

Financing Activities
Cash used in financing activities was $310,000 for the nine months ended May 26, 2012 compared to cash provided by financing activities of $178,000 for the nine months ended May 28, 2011.

Other Events

During the third quarter of Fiscal 2012, we received an unsolicited, non-binding and highly-conditional proposal from North Street Capital, LP (“North Street”) to acquire all outstanding shares of our common stock at $11.00 per share in cash. Our management has reviewed with our Board of Directors the information provided by North Street in connection with the offer and has determined that, as of the date of this filing, it has not received sufficient information to deem the offer as credible.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 19, 2007, the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $60.0 million. There is no time restriction on this authorization. During the third quarter of Fiscal 2012, there were 11,171 shares repurchased pursuant to this authorization, at an aggregate cost of approximately $108,000. These shares were repurchased from employees who vested in Company shares during the quarter and elected to pay their payroll tax via share repurchases as opposed to cash. As of May 26, 2012, there was approximately

$58.9 million remaining under this authorization.

This table provides information with respect to purchases by us of shares of our common stock during each fiscal month of the third quarter of Fiscal 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
02/26/12 - 03/31/12	11,171	$9.67	11,171	(1)	$58,902,000
04/01/12 - 04/28/12	—	—	—		$58,902,000
04/29/12 - 05/26/12	—	—	—		$58,902,000
Total	11,171	$9.67	11,171	(1)	$58,902,000

(1) Shares purchased for payment of employee taxes upon restricted share vesting.

Item 6. Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated June 29, 2012.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated June 29, 2012.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated June 29, 2012.

32.2	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated June 29, 2012.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
* Attached as Exhibit 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended May 26, 2012 formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. Such exhibits are deemed furnished and not filed pursuant to Rule 406T of Regulation S-T.
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.

Date	June 29, 2012	/s/ Randy J. Potts
Randy J. Potts
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date	June 29, 2012	/s/ Sarah N. Nielsen
Sarah N. Nielsen
Chief Financial Officer (Principal Financial and Accounting Officer)