Form 10-K
period 2012-08-25
WINNEBAGO INDUSTRIES INC
filed 2012-10-23
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended August 25, 2012; or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________________ to _______________________

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
Large Accelerated Filer ☐      Accelerated Filer ☒       Non-accelerated filer ☐    Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Aggregate market value of the common stock held by non-affiliates of the registrant: $265,927,566 (28,170,293 shares at the closing price on the New York Stock Exchange of $9.44 on February 24, 2012).
Common stock outstanding on October 9, 2012: 28,339,894 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement relating to the registrant's December 2012 Annual Meeting of Shareholders, scheduled to be held December 18, 2012, are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K where indicated.

1

Winnebago Industries, Inc.
2012 Form 10-K Annual Report

ii

Glossary

The following terms and abbreviations appear in the text of this report and are defined as follows:

ARS	Auction Rate Securities
ASC	Accounting Standards Codification
ASP	Average Sales Price
ASU	Accounting Standards Update
CCMF	Charles City Manufacturing Facility
COLI	Company Owned Life Insurance
DCF	Discounted Cash Flow
EBITDA	Earnings Before Interest, Tax, Depreciation, and Amortization
EPS	Earnings Per Share
FASB	Financial Accounting Standards Board
FIFO	First In, First Out
GAAP	Generally Accepted Accounting Principles
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
LIFO	Last In, First Out
Loan Agreement	Loan and Security Agreement dated October 13, 2009 by and between Winnebago Industries, Inc. and Wells Fargo Bank, National Association, as successor to Burdale Capital Finance, Inc., as Agent
MVA	Motor Vehicle Act
NMF	Non-Meaningful Figure
NOL	Net Operating Loss
NYSE	New York Stock Exchange
OEM	Original Equipment Manufacturing
OSHA	Occupational Safety and Health Administration
ROE	Return on Equity
ROIC	Return on Invested Capital
RV	Recreation Vehicle
RVIA	Recreation Vehicle Industry Association
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SIR	Self-Insured Retention
Stat Surveys	Statistical Surveys, Inc.
SunnyBrook	SunnyBrook RV, Inc.
Towables	Winnebago of Indiana, LLC, a wholly-owned subsidiary of Winnebago Industries, Inc.
US	United States of America
Wells Fargo	Wells Fargo Bank, National Association
XBRL	eXtensible Business Reporting Language

iii

WINNEBAGO INDUSTRIES, INC.
FORM 10‑K
Report for the Fiscal Year Ended August 25, 2012
Forward-Looking Information
Certain of the matters discussed in this Annual Report on Form 10-K are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. A number of factors could cause actual results to differ materially from these statements, including, but not limited to, increases in interest rates, availability of credit, low consumer confidence, significant increase in repurchase obligations, inadequate liquidity or capital resources, availability and price of fuel, a slowdown in the economy, increased material and component costs, availability of chassis and other key component parts, sales order cancellations, slower than anticipated sales of new or existing products, new product introductions by competitors, the effect of global tensions, integration of operations relating to mergers and acquisitions activities and other factors which may be disclosed throughout this Annual Report on Form 10-K. Although we believe that the expectations reflected in the "forward-looking statements" are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these "forward-looking statements," which speak only as of the date of this report. We undertake no obligation to publicly update or revise any "forward-looking statements," whether as a result of new information, future events or otherwise, except as required by law or the rules of the NYSE. We advise you, however, to consult any further disclosures made on related subjects in future quarterly reports on Form 10-Q and current reports on Form 8-K that are filed or furnished with the SEC.

PART I

Item 1. Business

General
The "Company," "Winnebago Industries," "we," "our" and "us" are used interchangeably to refer to Winnebago Industries, Inc. and its subsidiary, Winnebago of Indiana, LLC, as appropriate in the context.
Winnebago Industries, Inc., headquartered in Forest City, Iowa, is a leading United States manufacturer of RVs used primarily in leisure travel and outdoor recreation activities. We sell motor homes through independent dealers under the Winnebago, Itasca and Era brand names.
On December 29, 2010 we purchased substantially all of the assets of SunnyBrook, a manufacturer of travel trailers and fifth wheel RVs. The aggregate consideration paid was $4.7 million, net of cash acquired, including the repayment of $3.3 million of SunnyBrook commercial and shareholder debt on the closing date. Also on December 29, 2010, we entered into a five-year operating lease agreement for the SunnyBrook facilities. The operations of Towables are included in our consolidated operating results from the date of its acquisition. Towables will continue to manufacture products under the SunnyBrook brands. In addition, Towables has begun to diversify its product line by including Winnebago brand trailer and fifth wheel products. The primary reason for the acquisition was diversification outside of the motorized market while utilizing the Winnebago brand strength in the towable market allowing for the potential of revenue and growth.
Other products manufactured by us consist primarily of OEM parts, including extruded aluminum and other component products for other manufacturers and commercial vehicles.
We were incorporated under the laws of the state of Iowa on February 12, 1958, and adopted our present name on February 28, 1961. Our executive offices are located at 605 West Crystal Lake Road in Forest City, Iowa. Our telephone number is (641) 585-3535.
Available Information
Our website, located at www.winnebagoind.com, provides additional information about us. On our website, you can obtain, free of charge, this and prior year Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all of our other filings with the SEC. Our recent press releases are also available on our website. Our website also contains important information regarding our corporate governance practices. Information contained on our website is not incorporated into this Annual Report on Form 10-K. You may also read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website that contains reports, proxy statements and other information that is filed electronically with the SEC. The website can be accessed at www.sec.gov.

Principal Products
Net revenues by major product classes were as follows:

	Year Ended (1)
(In thousands)	August 25, 2012		August 27, 2011		August 28, 2010		August 29, 2009		August 30, 2008
Motor homes (2)	$483,532	83.1%	$443,232	89.3%	$415,277	92.4%	$178,619	84.5%	$555,671	91.9%
Towables (3)	56,784	9.8%	16,712	3.4%	—	—%	—	—%	—	—%
Motor home parts and services	12,661	2.2%	13,105	2.6%	13,655	3%	12,559	5.9%	16,923	2.8%
Other manufactured products	28,702	4.9%	23,369	4.7%	20,552	4.6%	20,341	9.6%	31,758	5.3%
Total net revenues	$581,679	100.0%	$496,418	100.0%	$449,484	100.0%	$211,519	100.0%	$604,352	100.0%

(1)	The fiscal year ended August 30, 2008 contained 53 weeks; all other fiscal years contained 52 weeks.

(2)	Motor home unit revenue less discounts, sales promotions and incentives, and accrued loss on repurchase adjustments.

(3)	Includes towable units and parts.

Motor Homes. A motor home is a self-propelled mobile dwelling used primarily as temporary living quarters during vacation and camping trips, or to support some other active lifestyle. The RVIA classifies motor homes into three types which are defined as follows:

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

We manufacture and sell Class A and C motor homes under the Winnebago and Itasca brand names and Class B motor homes under the Era brand name. Our product offerings for the 2013 model year are as follows:

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
Our Class A, B and C motor homes are sold by dealers in the retail market with manufacturer's suggested retail prices ranging from approximately $70,000 to $366,000, depending on size and model, plus optional equipment and delivery charges. Our motor homes range in length from 24 to 42 feet.
Unit sales of our motor homes for the last five fiscal years were as follows:

	Year Ended (1)
Units	August 25, 2012		August 27, 2011		August 28, 2010		August 29, 2009		August 30, 2008
Class A	2,579	55.6%	2,436	55.4%	2,452	55.3%	822	37.4%	3,029	47.3%
Class B	319	6.9%	103	2.3%	236	5.3%	149	6.8%	140	2.2%
Class C	1,744	37.6%	1,856	42.2%	1,745	39.4%	1,225	55.8%	3,238	50.5%
Total motor homes	4,642	100.0%	4,395	100.0%	4,433	100.0%	2,196	100.0%	6,407	100.0%

(1)	The fiscal year ended August 30, 2008 contained 53 weeks; all other fiscal years contained 52 weeks.
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
Our towable product offerings for the 2013 model year are as follows:

Type	Sunnybrook	Winnebago
Travel trailer	Sunset Creek Sport, Raven, Remington	Winnebago One, Winnebago Minnie, Winnebago Ultra
Fifth wheel	Raven, Remington	Winnebago Lite Five
Our travel trailers and fifth wheels are sold by dealers in the retail market with manufacturer's suggested retail prices ranging from approximately $16,000 to $48,000, depending on size and model, plus optional equipment and delivery charges. Our towables range in length from 18 to 37 feet. All new units purchased receive a comprehensive 12-month warranty. Unit sales of our towables were 1,372 travel trailers and 966 fifth wheels for Fiscal 2012 and 575 travel trailers and 194 fifth wheels for Fiscal 2011.
Motor Home Parts and Services. Motor home parts and service activities represent revenues generated by service work we perform for retail customers at our Forest City, Iowa facility and parts we sell to our dealers. As of August 25, 2012, our parts inventory was approximately $2.4 million and is located in a 450,000-square foot warehouse with what we believe to be the most sophisticated distribution and tracking system in the industry. Our competitive strategy is to provide proprietary manufactured parts through our dealer network, which we believe increases customer satisfaction and the value of our motor homes.
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
Most of our raw materials such as steel, aluminum, fiberglass and wood products are obtainable from numerous sources. Certain parts, especially motor home chassis, are available from a small group of suppliers. We are currently purchasing Class A and C chassis from Ford Motor Company, Mercedes-Benz USA (a Daimler company) and Mercedes-Benz Canada (a Daimler company) and Class A chassis from Freightliner Custom Chassis Corporation (a Daimler company). Class B chassis are purchased from Mercedes-Benz USA and Mercedes-Benz Canada. In Fiscal 2012, only three vendors, Ford Motor Company, Freightliner Custom Chassis Corporation and Mercedes-Benz (USA and Canada combined) individually accounted for more than 10% of our raw material purchases and approximating 42% in the aggregate.

Our towables are produced at an assembly plant located in Middlebury, Indiana. The majority of components are comprised of frames, appliances and furniture and are purchased from suppliers.
Backlog
As of August 25, 2012, we had a backlog for our motor homes of 1,473 units with an approximate revenue value of $163.7 million. In comparison as of August 27, 2011, our backlog was 681 units with an approximate revenue value of $74.7 million. As of August 25, 2012, we had a backlog for our towables of 411 units with an approximate revenue value of $8.8 million. In comparison as of August 27, 2011, our backlog was 293 units with an approximate revenue value of $6.7 million. A more detailed description of our motor home and towable order backlog is included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Distribution and Financing
We market our RVs on a wholesale basis to a diversified independent dealer organization located throughout the US and, to a limited extent, in Canada. Foreign sales, including Canada, were 10% or less of net revenues during each of the past three fiscal years. See Note 15 to our Financial Statements of this Annual Report on Form 10-K.

As of August 25, 2012 and August 27, 2011, our motor home dealer organization in the US and Canada included approximately 235 and 225 dealer locations, respectively. We have a number of dealers that carry our Winnebago, Itasca and Era brands; we count each motor home dealer location only once regardless of how many of our brands are offered at each such dealer location. Our towable dealer organization consisted of 232 and 172 dealer locations as of August 25, 2012 and August 27, 2011, respectively, across the US and Canada. Many of our towable dealerships also carry more than one of the towable product lines, but each dealership is counted only once in the number of towable dealer locations. One of our dealer organizations, FreedomRoads, LLC, accounted for 26% of our net revenue for Fiscal 2012, as they sold our products in 62 of their dealership locations across 26 US states.
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

Competition
The RV market is highly competitive with many other manufacturers selling products which compete directly with our products. Some of our competitors are much larger than us most notably in the towable RV market, which may provide them additional purchasing power. Also, some of our competitors went through Chapter 11 bankruptcy protection during calendar 2009 and their assets were purchased without many of their liabilities (e.g. warranty, product liability, workers' compensation), which we believe reduced their cost structure as compared to ours. The competition in the RV industry is based upon design, price, quality and service of the products. We believe our principal competitive advantages are our brand strength, product quality and our service after the sale. We also believe that our motor home products have historically commanded a price premium as a result of these competitive advantages.

Seasonality

The primary use of RVs for leisure travel and outdoor recreation has historically led to a peak retail selling season concentrated in the spring and summer months. Our sales of RVs are generally influenced by this pattern in retail sales, but can also be affected by the level of dealer inventory. Our products are generally manufactured against orders from dealers.

Regulations, Trademarks and Patents
We are subject to a variety of federal, state and local laws and regulations, including the MVA, under which the National Highway Traffic Safety Administration may require manufacturers to recall recreation vehicles that contain safety-related defects, and numerous state consumer protection laws and regulations relating to the operation of motor vehicles, including so-called "Lemon Laws." We are also subject to regulations established by OSHA. Our facilities are periodically inspected by federal and state agencies, such as OSHA. We are a member of RVIA, a voluntary association of RV manufacturers which promulgates RV safety standards. We place an RVIA seal on each of RVs to certify that the RVIA standards have been met. We believe that our products and facilities comply in all material respects with the applicable vehicle safety, consumer protection, RVIA and OSHA regulations and standards.
Our operations are subject to a variety of federal and state environmental laws and regulations relating to the use, generation, storage, treatment, emission and disposal of hazardous materials and wastes and noise pollution. We believe that we currently are in compliance with applicable environmental laws and regulations in all material aspects.
We have several registered trademarks associated with our motor homes which include: Access, Adventurer, Aspect, Cambria, Chalet, Destination, Ellipse, Era, Impulse, Itasca, Journey, Latitude, Meridian, Navion, Outlook, Reyo, Rialta, Sightseer, Spirit, Suncruiser, Sundancer, Sunova, Sunrise, Sunstar, Tour, Vectra, Via, View, Vista, Voyage, and Winnebago. Winnebago of Indiana, LLC also has several registered trademarks associated with their towable products which include: Bristol Bay, Brookside, Sunnybrook, Sunset Creek, West Pointe, and Raven. We believe that our trademarks and trade names are significant to our business and we will vigorously protect them against infringement. We are not dependent upon any patents or technology licenses of others for the conduct of our business.
Research and Development
Research and development expenditures are expensed as incurred. During Fiscal 2012, 2011 and 2010, we spent approximately $3.4 million, $3.3 million and $3.2 million, respectively on research and development activities.

Human Resources
At the end of Fiscal 2012, 2011 and 2010, we employed approximately 2,380, 2,130 and 1,950 persons, respectively. None of our employees are covered under a collective bargaining agreement. We believe our relations with our employees are good.

Executive Officers of the Registrant

Name	Office (Year First Elected an Officer)	Age
Randy J. Potts (1)	Chairman of the Board, Chief Executive Officer and President (2006)	53
Steven Scott Degnan	Vice President, Sales and Product Management (2012)	47
Scott C. Folkers	Vice President, General Counsel & Secretary (2012)	50
Robert L. Gossett	Vice President, Administration (1998)	61
Daryl W. Krieger	Vice President, Manufacturing (2010)	49
Sarah N. Nielsen	Vice President, Chief Financial Officer (2005)	39
William J. O'Leary	Vice President, Product Development (2001)	63
Donald L. Heidemann	Treasurer and Director of Finance (2007)	40
(1) Director
Officers are elected annually by the Board of Directors. There are no family relationships between or among any of the Corporate Officers or Directors of the Company.
Mr. Potts has over 29 years of experience with Winnebago Industries. He has been Chairman of the Board since January 2012, Chief Executive Officer since June 2011, and President since January 2011. Prior to that time, he served as Senior Vice President, Strategic Planning from November 2009 to June 2011, Vice President, Manufacturing from October 2006 to November 2009, Director of Manufacturing from February 2006 to October 2006 and as General Manager of Manufacturing Services from November 2000 to February 2006.
Mr. Degnan joined Winnebago Industries in May 2012, as Vice President of Sales and Product Management. Prior to joining Winnebago Industries, Mr. Degnan served as vice president of sales for Riverside, California's MVP RV from 2010 to 2012. He also previously served in management and sales positions with Coachmen RV from 2008 to 2010, with National RV from 2007 to 2008, and Fleetwood Enterprises from 1987 to 2007.
Mr. Folkers joined Winnebago Industries in August 2010, as assistant general counsel. He was elected to the position of Vice President, General Counsel and Secretary in June 2012. Prior to joining Winnebago Industries, Mr. Folkers was employed as in‑house counsel for John Morrell & Co., in Sioux Falls, SD from 1998 to 2010. Mr. Folkers is a member of the Iowa Bar Association.
Mr. Gossett has over 13 years of experience with Winnebago Industries. He has been Vice President, Administration since joining the Company in 1998.
Mr. Krieger has over 28 years of experience with Winnebago Industries. He has been Vice President, Manufacturing since May 2010. Prior to that time, he served as Director of Manufacturing from November 2009 to May 2010 and General Manager - Fabrication from February 2002 to November 2009.
Ms. Nielsen has seven years of experience with Winnebago Industries. She has been Vice President and Chief Financial Officer since November 2005. Ms. Nielsen joined the Company in August 2005 as Director of Special Projects and Training. Prior to joining Winnebago Industries, she was employed as a senior audit manager at Deloitte & Touche LLP, where she worked from 1995 to 2005. Ms. Nielsen is a Certified Public Accountant.
Mr. O'Leary has over 40 years of experience with Winnebago Industries. He has been Vice President, Product Development since 2001.
Mr. Heidemann has five years of experience with Winnebago Industries. He was elected to the position of Treasurer in August 2007 and added Director of Finance responsibilities in August 2011.  Prior to joining Winnebago Industries, Mr. Heidemann served in various treasury positions for Select Comfort Corporation from 2003 to July 2007 and served in various treasury positions for Rent-A-Center Incorporated from 1998 to 2003.

Item 1A. Risk Factors
The following risk factors should be considered carefully in addition to the other information contained in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face, but represent the most significant risk factors that we believe may adversely affect the RV industry and our business, operations or financial position. The risks and uncertainties discussed in this report are not exclusive and other risk factors that we may consider immaterial or do not anticipate may emerge as significant risks and uncertainties.
Risks Related to Our Business
Competition
The market for recreation vehicles is very competitive. Competition in this industry is based upon price, design, value, quality and service. There can be no assurance that existing or new competitors will not develop products that are superior to our recreation vehicles or that achieve better consumer acceptance, thereby adversely affecting market share, sales volume and profit margins. Some of our competitors are much larger than us, most notably in the towable recreation vehicle market, which may provide them additional purchasing power. Also, some of our competitors went through Chapter 11 bankruptcy proceedings and their assets were purchased without many of their liabilities (e.g. warranty, product liability, workers' compensation) which we believe lowered their cost structure as compared to ours. These competitive pressures may continue to have a material adverse effect on our results of operations.
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

Credit Availability and Interest Rates to Dealers and Retail Purchasers
Our business is affected by the availability and terms of the financing to dealers. Generally, recreation vehicle dealers finance their purchases of inventory with financing provided by lending institutions. Two financial flooring institutions held 80% of our total financed dealer inventory dollars that were outstanding at August 25, 2012. In the event that either or both of these lending institutions limit or discontinue dealer financing, we could experience a material adverse effect on our results of operations. Our business is also affected by the availability and terms of financing to retail purchasers. Retail buyers purchasing a motor home or towable may elect to finance their purchase through the dealership or a financial institution of their choice. Substantial increases in interest rates or decreases in the general availability of credit for our dealers or for the retail purchaser may have an adverse impact upon our business and results of operations.
Maintaining Adequate Liquidity and Capital Resources
We have historically generated revenues from our operations to pay operating expenses, buy back stock and, prior to Fiscal 2009, pay cash dividends. We have taken a number of steps, as discussed in “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Analysis of Financial Condition, Liquidity and Resources” below, to maintain our cash position and ensure liquidity. However, challenging market conditions that reduce demand for our products could weaken our liquidity position and materially adversely affect net revenues available for anticipated cash needs. To the extent the initiatives we undertake are not successful or we are unable to successfully implement alternative actions, our ability to cover both short-term and long-term operation requirements would be significantly adversely affected.

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

Potential Loss of a Large Dealer Organization
One of our dealer organizations, FreedomRoads, LLC, accounted for 26% of our net revenue for Fiscal 2012, as they sold our products in 62 of their dealership locations across 26 US states. The loss of this dealer organization could have a significant adverse effect on our business. In addition, deterioration in the liquidity or creditworthiness of FreedomRoads, LLC could negatively impact our sales and could trigger repurchase obligations under our repurchase agreements.
Potential Repurchase Liabilities
In accordance with customary practice in the RV industry, upon request we enter into formal repurchase agreements with lending institutions financing a dealer's purchase of our products. In these repurchase agreements we agree, in the event of a default by an independent dealer in its obligation to a lender and repossession of the unit(s) by the lending institution, to repurchase units at declining prices over the term of the agreements, which can last up to 18 months. The difference between the gross repurchase price and the price at which the repurchased product can then be resold, which is typically at a discount to the gross repurchase price, represents a potential expense to us. In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary terminations. If we are obligated to repurchase a substantially larger number of RVs in the future, this would increase our costs and could have a material adverse effect on our results of operations.
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
Information Systems and Web Applications
We rely on our information systems and web applications to support our business operations, including but not limited to procurement, supply chain, manufacturing, distribution, warranty administration, invoicing and collection of payments. We use information systems to report and audit our operational results. Additionally, we rely upon information systems in our sales, marketing, human resources and communication efforts. Due to our reliance on our information systems, our business processes may be negatively impacted in the event of substantial disruption of service. Further, misuse, leakage or falsification of information could result in a violation of privacy laws and damage our reputation which could, in turn, have a negative impact on our results.
Government Regulation
We are subject to numerous federal, state and local regulations governing the manufacture and sale of our products, including the provisions of the MVA, and the safety standards for recreation vehicles and components which have been established under the Motor Vehicle Act by the Department of Transportation. The MVA authorizes the National Highway Traffic Safety Administration to require a manufacturer to recall and repair vehicles which contain certain hazards or defects. Any major recalls of our vehicles, voluntary or involuntary, could have a material adverse effect on our results of operations, financial condition and cash flows. While we believe we are substantially in compliance with the foregoing laws and regulations as they currently exist, amendments to any of these regulations or the implementation of new regulations could significantly increase the cost of manufacturing, purchasing, operating or selling our products and could have a material adverse effect on our results of operations. In addition, our failure to comply with present or future regulations could result in fines being imposed on us, potential civil and criminal liability, suspension of sales or production or cessation of operations.
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
Finally, federal and state authorities also have various environmental control standards relating to air, water, noise pollution and hazardous waste generation and disposal which affect us and our operations. Failure by us to comply with present or future laws and regulations could result in fines being imposed on us, potential civil and criminal liability, suspension of production or operations, alterations to the manufacturing process, or costly cleanup or capital expenditures, any or all of which could have a material adverse effect on our results of operations.
Risks Related to Our Company
Anti-takeover Effect
Provisions of our articles of incorporation, by-laws, the Iowa Business Corporation Act and provisions in our credit facilities that we may enter into from time to time could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial by our shareholders. The combination of these provisions effectively inhibits a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our principal manufacturing, maintenance and service operations are conducted in multi-building complexes owned or leased by us. The following sets forth our material facilities as of August 25, 2012:

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
Subsequent to August 25, 2012, on August 30, 2012, the Hampton facility held for sale was sold, as further described in Note 6.
In January 2011, we entered into a five-year lease agreement with FFT Land Management for real property consisting of four buildings and approximately 30 acres of land located in Middlebury, Indiana. The buildings are being utilized to manufacture towable trailers. See further discussion in Note 19.
Under terms of our credit facility, as further described in Note 8, we have encumbered substantially all of our real property for the benefit of the lender under such facility.
Item 3. Legal Proceedings
We are involved in various legal proceedings which are ordinary routine litigation incidental to our business, some of which are covered in whole or in part by insurance. We believe, while the final resolution of any such litigation may have an impact on our results for a particular reporting period, the ultimate disposition of such litigation will not have any material adverse effect on our financial position, results of operations or liquidity.

Item 4. Mine Safety Disclosure

Not Applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the New York and Chicago Stock Exchanges with the ticker symbol of WGO.
Below are the New York Stock Exchange high, low and closing prices of Winnebago Industries, Inc. common stock for each quarter of Fiscal 2012 and Fiscal 2011:

Fiscal 2012	High	Low	Close	Fiscal 2011	High	Low	Close
First Quarter	$8.95	$6.02	$6.07	First Quarter	$12.25	$8.35	$10.54
Second Quarter	10.51	6.15	9.44	Second Quarter	16.60	10.20	14.22
Third Quarter	10.65	8.14	9.08	Third Quarter	15.77	11.25	11.52
Fourth Quarter	11.46	8.50	11.01	Fourth Quarter	11.74	6.31	7.14

Holders
Shareholders of record as of October 9, 2012: 3,343
Dividends Paid Per Share
On October 15, 2008, our Board of Directors suspended future cash dividend payments in order to conserve capital and to maintain liquidity. No dividends have been paid since the first quarter of Fiscal 2009.
Our credit facility, as further described in Note 8, also contained covenants that limited our ability, among other things, to pay cash dividends without the consent of Wells Fargo, as Agent and the lenders thereunder, in their sole discretion.
Issuer Purchases of Equity Securities
Our credit facility, as further described in Note 8, contained covenants that limited our ability, among other things, except for limited purchases of our common stock from employees, to make distributions or payments with respect to or purchases of our common stock without consent. On July 2, 2012, we obtained a letter of consent from our former lender Wells Fargo, waiving the restriction on repurchasing common stock and allowing repurchases up to $35.0 million.
On December 19, 2007, the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $60 million. There is no time restriction on this authorization. During Fiscal 2012, approximately 628,000 shares were repurchased under the authorization, at an aggregate cost of approximately $6.6 million. Approximately 38,000 of these shares were repurchased from employees who vested in Winnebago Industries shares during the fiscal year and elected to pay their payroll tax via shares as opposed to cash. As of August 25, 2012, there was approximately $52.6 million remaining under this authorization.

This table provides information with respect to purchases by us of shares of our common stock during each fiscal month of the fourth quarter of Fiscal 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
5/27/12 - 06/30/12	1,623	$8.63	1,623	(1)	$58,888,000
07/01/12 - 07/28/12	279,418	$10.40	279,418		$55,983,000
07/29/12 - 08/25/12	311,143	$10.74	311,143		$52,640,000
Total	592,184	$10.57	592,184	(1)	$52,640,000

Equity Compensation Plan Information
The following table provides information as of August 25, 2012 with respect to shares of our common stock that may be issued under our existing equity compensation plans:

	(a)		(b)	(c)
(Adjusted for the 2-for-1 Stock Split on March 5, 2004) Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in (a))
Equity compensation plans approved by shareholders	727,664	(1)	$29.08	3,008,232	(2)
Equity compensation plans not approved by shareholders (3)	117,535	(4)	12.38	—	(5)
Total	845,199		$26.75	3,008,232

(1)	This number includes 568,126 stock options granted under the 2004 Incentive Compensation Plan, as amended (the "Plan"). Also included are 159,538 options granted under the 1997 Stock Option Plan.

(2)
This number represents stock options available for grant under the Plan as of August 25, 2012. The Plan replaced the 1997 Stock Option Plan effective January 1, 2004. No new grants may be made under the 1997 Stock Option Plan. Any stock options previously granted under the 1997 Stock Option Plan will continue to be exercisable in accordance with their original terms and conditions.

(3)
Our sole equity compensation plan not previously submitted to our shareholders for approval is the Directors' Deferred Compensation Plan. The Board of Directors may terminate the Directors' Deferred Compensation Plan at any time. If not terminated earlier, the Directors' Deferred Compensation Plan will automatically terminate on June 30, 2013. For a description of the key provisions of the Directors' Deferred Compensation Plan, see the information in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 18, 2012 under the caption "Director Compensation," which information is incorporated by reference herein.

(4)
Represents shares of common stock issued to a trust which underlie stock units, payable on a one-for-one basis, credited to stock unit accounts as of August 25, 2012 under the Directors' Deferred Compensation Plan.

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

# Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
8/25/2007
8/30/2008
8/29/2009
8/28/2010
8/27/2011
8/25/2012
Winnebago Industries, Inc.
S&P 500 Index - Total Returns
Peer Group

	Base Period
Company/Index	8/25/07	8/30/08	8/29/09	8/28/10	8/27/11	8/25/12
Winnebago Industries, Inc.	100.00	42.57	44.03	34.29	27.06	43.01
S&P 500 Index	100.00	88.57	72.99	77.05	86.86	106.38
Peer Group	100.00	65.93	61.03	75.09	103.08	156.62

Item 6. Selected Financial Data (See pages 63 and 64)

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

Executive Overview
Winnebago Industries, Inc. is a leading US manufacturer of RVs with a proud history of manufacturing RV products for more than 50 years. We produce all of our motor homes in vertically integrated manufacturing facilities in Iowa and we produce all travel trailer and fifth wheels ("towables") in Indiana. We distribute our products primarily through independent dealers throughout the US and Canada, who then retail the products to the end consumer.
Our retail unit market share, as reported by Stat Surveys, is as follows:

	Through August 31		Calendar Year
US Retail Motorized:	2012	2011	2011	2010	2009
Class A gas	22.9%	22.3%	22.2%	23.7%	22.9%
Class A diesel	20.0%	17.2%	17.6%	15.2%	11.4%
Total Class A	21.7%	20.1%	20.2%	19.5%	16.6%
Class C	17.5%	16.6%	17.5%	17.9%	22.7%
Total Class A and C	19.7%	18.5%	19.0%	18.8%	19.1%

Class B	16.0%	4.7%	7.7%	15.6%	18.1%

	Through July 31		Calendar Year
Canadian Retail Motorized:	2012	2011	2011	2010	2009
Class A gas	14.6%	16.3%	16.5%	14.9%	13.8%
Class A diesel	16.0%	19.3%	18.0%	9.9%	7.0%
Total Class A	15.1%	17.5%	17.1%	12.6%	10.0%
Class C	13.1%	17.0%	15.9%	13.8%	9.5%
Total Class A and C	14.0%	17.2%	16.5%	13.2%	9.8%

Class B	11.5%	3.0%	7.1%	4.8%	2.3%

	Through July 31		Calendar Year
US Retail Towables:	2012	2011	2011
Travel trailer	0.8%	0.6%	0.6%
Fifth wheel	1.0%	0.4%	0.5%
Total towables	0.8%	0.6%	0.6%

	Through July 31		Calendar Year
Canadian Retail Towables:	2012	2011	2011
Travel trailer	0.4%	0.3%	0.4%
Fifth wheel	1.0%	0.5%	0.5%
Total towables	0.5%	0.3%	0.4%

Presented in fiscal quarters, certain key metrics are shown below:

	Class A, B & C Motor Homes				Travel Trailers & Fifth Wheels
			As of Quarter End				As of Quarter End
	Wholesale	Retail	Dealer	Order	Wholesale	Retail	Dealer	Order
(In units)	Deliveries	Registrations	Inventory	Backlog	Deliveries	Registrations	Inventory	Backlog
Q1	1,115	1,093	2,066	698	—	—	—	—
Q2	909	796	2,179	957	85	100	905	151
Q3	1,283	1,394	2,068	642	326	203	1,028	164
Q4	1,088	1,198	1,958	681	358	420	966	293
Fiscal 2011	4,395	4,481			769	723

Q1	1,040	1,053	1,945	618	435	255	1,146	460
Q2	1,001	872	2,074	1,004	562	332	1,376	417
Q3	1,280	1,414	1,940	1,237	646	652	1,370	505
Q4	1,321	1,334	1,927	1,473	695	700	1,365	411
Fiscal 2012	4,642	4,673			2,338	1,939
Highlights of Fiscal 2012:
Revenues were higher for Fiscal 2012 as compared to Fiscal 2011 with increased motor home and towable deliveries and increased average selling prices for all RV products due to the mix of higher priced products delivered. Operating income for Fiscal 2012 was lower as compared to the prior period most notably due to increased inflationary pressures and higher discounts incurred during the first half of Fiscal 2012 and the fact that Fiscal 2011 results included a $3.5 million pre-tax benefit from the results of an annual physical inventory of work-in-process, due to lower actual inventory scrap and production loss. Quarterly results for the past two fiscal years are illustrated as follows:

(In thousands)	Revenues		Gross Profit		Gross Margin		Operating Income (Loss)		Operating Margin
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Q1	$131,837	$123,711	$8,496	$11,199	6.4%	9.1%	$627	$4,925	0.5%	4.0%
Q2	131,600	106,593	6,846	11,324	5.2%	10.6%	(1,164)	4,050	(0.9)%	3.8%
Q3	155,709	135,568	12,071	8,703	7.8%	6.4%	3,527	538	2.3%	0.4%
Q4	162,533	130,546	16,267	8,528	10.0%	6.5%	6,536	1,766	4.0%	1.4%
Total	$581,679	$496,418	$43,680	$39,754	7.5%	8.0%	$9,526	$11,279	1.6%	2.3%

Overall business started off weak in the first two quarters of Fiscal 2012, similar to the last two quarters of Fiscal 2011. As a result, our first quarter operating margin was negatively impacted by lower plant utilization due to shortened work weeks and our second quarter was negatively impacted by a higher level of discounts and sales incentives incurred. However, we saw marked improvement in motor home product demand in the second half of Fiscal 2012, through increased sales orders and retail registration activity, thus we began to increase our weekly production rate in the third and fourth quarters in response. The growth in motor home unit shipments of 5.6% in Fiscal 2012 occurred primarily as a result of increased deliveries in our fourth fiscal quarter. This overall growth is supported by increased retail demand experienced in Fiscal 2012.

For Fiscal 2012, Towables generated operating loss of $744,000 compared to an operating loss of $1.5 million in Fiscal 2011. Notably, we encountered operational challenges with this subsidiary in the fourth quarter of 2012 after reporting its first operationally profitable quarter for the third fiscal quarter. We are working to correct the operational headwinds through personnel and process changes and still believe this subsidiary can provide significant growth opportunity in future years.

Industry Outlook
Key statistics for the motor home industry are as follows:

	US and Canada Industry Class A, B & C Motor Homes
	Wholesale Shipments(1)					Retail Registrations(2)
	Calendar Year					Calendar Year
(In units)	2011		2010	Increase (Decrease)	Change	2011		2010	Increase (Decrease)	Change
Q1	6,900		5,700	1,200	21.1%	5,100		5,000	100	2.0%
Q2	7,800		7,800	—	—%	8,200		8,400	(200)	(2.4)%
Q3	5,300		6,200	(900)	(14.5)%	6,100		6,100	—	—%
Q4	4,800		5,500	(700)	(12.7)%	4,600		4,600	—	—%
Total	24,800		25,200	(400)	(1.6)%	24,000		24,100	(100)	(0.4)%

(In units)	2012		2011	Increase (Decrease)	Change	2012		2011	Increase (Decrease)	Change
Q1	6,900		6,900	—	—%	5,700		5,100	600	11.8%
Q2	7,600		7,800	(200)	(2.6)%	8,100		8,200	(100)	(1.2)%
July	2,000		1,700	300	17.6%	2,500		2,100	400	19.0%
August	2,500		1,900	600	31.6%	1,900	(4)	2,000
September	1,900	(3)	1,700	200	11.8%		(5)	2,000
Q3	6,400	(3)	5,300	1,100	20.8%		(5)	6,100
Q4	5,100	(3)	4,800	300	6.3%		(5)	4,600
Total	26,000	(3)	24,800	1,200	4.8%			24,000

(1)	Class A, B and C wholesale shipments as reported by RVIA, rounded to the nearest hundred.

(2)	Class A, B and C retail registrations as reported by Stat Surveys for the US and Canada combined, rounded to the nearest hundred.

(3)
Monthly and quarterly 2012 Class A, B and C wholesale shipments for September and the third and fourth calendar quarters are based upon the forecast prepared by Dr. Richard Curtin of the University of Michigan Consumer Survey Research Center for RVIA and reported in the RoadSigns RV Fall 2012 Industry Forecast Issue. The revised RVIA annual 2012 wholesale shipment forecast is 25,100 and the annual forecast for 2013 is 25,500.

(4)	U.S. retail registrations for Class A, B and C for August, 2012. Canadian retail registrations are not yet available.

(5)	Stat Surveys has not issued a projection for 2012 retail demand for this period.

The size of the motorized retail market for each of the past three calendar years has been less than half of what the industry norms had been prior to the recession that began in December 2007.

Key statistics for the towable industry are as follows:

	US and Canada Travel Trailer & Fifth Wheel Industry
	Wholesale Shipments(1)					Retail Registrations(2)
	Calendar Year					Calendar Year
(In units)	2011		2010	Increase (Decrease)	Change	2011		2010	Increase	Change
Q1	54,200		49,300	4,900	9.9%	33,400		31,100	2,300	7.4%
Q2	66,000		62,300	3,700	5.9%	75,000		69,400	5,600	8.1%
Q3	47,500		48,600	(1,100)	(2.3)%	59,400		57,200	2,200	3.8%
Q4	45,200		39,000	6,200	15.9%	29,500		28,300	1,200	4.2%
Total	212,900		199,200	13,700	6.9%	197,300		186,000	11,300	6.1%

(In units)	2012		2011	Increase	Change	2012		2011	Increase	Change
Q1	60,400		54,200	6,200	11.4%	38,600		33,400	5,200	15.6%
Q2	71,100		66,000	5,100	7.7%	79,000		75,000	4,000	5.3%
July	19,600		15,100	4,500	29.8%	22,900		22,500	400	1.8%
August	21,000		18,100	2,900	16.0%		(4)	20,900
September	16,500	(3)	14,300	2,200	15.4%		(4)	16,000
Q3	57,100	(3)	47,500	9,600	20.2%		(4)	59,400
Q4	48,200	(3)	45,200	3,000	6.6%		(4)	29,500
Total	236,800	(3)	212,900	23,900	11.2%			197,300

(1)	Towable wholesale shipments as reported by RVIA, rounded to the nearest hundred.

(2)	Towable retail registrations as reported by Stat Surveys for the US and Canada combined, rounded to the nearest hundred.

(3)
Monthly and quarterly 2012 towable wholesale shipments for September and the third and fourth calendar quarters are based upon the forecast prepared by Dr. Richard Curtin of the University of Michigan Consumer Survey Research Center for RVIA and reported in the RoadSigns RV Fall 2012 Industry Forecast Issue. The revised annual 2012 wholesale shipment forecast is 234,700 and the annual forecast for 2013 is 238,400.

(4)	Statistical Surveys has not issued a projection for 2012 retail demand for this period.

The towable retail market has not been as negatively impacted in recent years as the motorized market. The size of the towable market was nearly nine times larger than the motorized market on a unit basis in Calendar 2011. This is primarily due to the fact that average price of a towable unit is considerably less than a motor home.

Company Outlook
Based on our profitable operating results in Fiscal 2012 and Fiscal 2011, we believe that we have demonstrated our ability to maintain our liquidity, cover operations costs, recover fixed assets, and maintain physical capacity at present levels. Now that we have entered into the towable market, we have the potential to grow revenues and earnings in a market significantly larger than the motorized market.
As evidenced in the table below, our sales order backlog at the end of Fiscal 2012 significantly increased as compared to the end of Fiscal 2011. It has also increased sequentially from the end of our Fiscal 2012 third quarter, as previously illustrated. We believe the increase is a result of the positive dealer response to our new 2013 model year products introduced in late spring and increased retail registration activity of our products this past summer. As a result of the improved demand, we ramped up production throughout the fourth quarter of Fiscal 2012. We will continue to increase production during Fiscal 2013 to meet the growing demand for our products, while managing constraints as they present themselves in relation to labor and component parts.

We believe that the level of our dealer inventory at the end of Fiscal 2012 is lower than what it should be given the improved retail demand and increased sales order backlog of our product.

Our unit order backlog was as follows:

	As Of
(In units)	August 25, 2012		August 27, 2011		Increase (Decrease)	% Change
Class A gas	642	43.6%	230	33.8%	412	179.1%
Class A diesel	333	22.6%	177	26.0%	156	88.1%
Total Class A	975	66.2%	407	59.8%	568	139.6%
Class B	118	8.0%	71	10.4%	47	66.2%
Class C	380	25.8%	203	29.8%	177	87.2%
Total motor home backlog(1)	1,473	100.0%	681	100.0%	792	116.3%

Travel trailer	306	74.5%	187	63.8%	119	63.6%
Fifth wheel	105	25.5%	106	36.2%	(1)	(0.9)%
Total towable backlog(1)	411	100.0%	293	100.0%	118	40.3%

Approximate backlog revenue in thousands
Motor home	$163,725		$74,704		$89,021	119.2%
Towable	$8,776		$6,669		$2,107	31.6%

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

Results of Operations
Fiscal 2012 Compared to Fiscal 2011
The following is an analysis of changes in key items included in the statements of operations for the fiscal year ended August 25, 2012 compared to the fiscal year ended August 27, 2011:

	Year Ended
(In thousands, except percent and per share data)	August 25, 2012	% of Revenues(1)	August 27, 2011	% of Revenues(1)	Increase (Decrease)	% Change
Net revenues	$581,679	100.0%	$496,418	100.0%	$85,261	17.8%
Cost of goods sold	537,999	92.5%	456,664	92.0%	81,335	17.8%
Gross profit	43,680	7.5%	39,754	8.0%	3,926	9.9%

Selling	16,837	2.9%	14,251	2.9%	2,586	18.1%
General and administrative	17,267	3.0%	14,263	3.0%	3,004	21.1%
Assets held for sale impairment and (gain), net	50	—%	(39)	—%	89	NMF
Operating expenses	34,154	5.9%	28,475	5.7%	5,679	19.9%

Operating income	9,526	1.6%	11,279	2.3%	(1,753)	—%
Non-operating income	581	0.1%	658	0.1%	(77)	(11.7)%
Income before income taxes	10,107	1.7%	11,937	2.4%	(1,830)	(15.3)%
(Benefit) provision for taxes	(34,865)	(6.0)%	94	—%	(34,959)	NMF
Net income	$44,972	7.7%	$11,843	2.4%	$33,129	279.7%
Diluted income per share	$1.54		$0.41		$1.13	275.6%
Diluted average shares outstanding	29,207		29,148
(1) Percentages may not add due to rounding differences.
Unit deliveries and ASP, net of discounts, consisted of the following:

	Year Ended
(In units)	August 25, 2012	Product Mix % (1)	August 27, 2011	Product Mix % (1)	Increase (Decrease)	% Change
Motor homes:
Class A gas	1,648	35.5%	1,518	34.5%	130	8.6%
Class A diesel	931	20.1%	918	20.9%	13	1.4%
Total Class A	2,579	55.6%	2,436	55.4%	143	5.9%
Class B (2)	319	6.9%	103	2.3%	216	209.7%
Class C	1,744	37.6%	1,856	42.2%	(112)	(6.0)%
Total motor home deliveries	4,642	100.0%	4,395	100.0%	247	5.6%

ASP (in thousands)	$105		$102		$4	3.4%

Towables:
Travel trailer	1,372	58.7%	575	74.8%	797	397.9%
Fifth wheel	966	41.3%	194	25.2%	772	138.6%
Total towable deliveries	2,338	100.0%	769	100.0%	1,569	204.0%

ASP (in thousands)	$24		$21		$3	12.6%
(1) Percentages may not add due to rounding differences.
(2) Increase in Class B deliveries in Fiscal 2012 is due to the fact that we did not produce this product during model year 2011 but resumed production for model year 2012 in the last quarter of Fiscal 2011.

Net revenues consisted of the following:

	Year Ended
(In thousands)	August 25, 2012		August 27, 2011		Increase (Decrease)	% Change
Motor homes (1)	$483,532	83.1%	$443,232	89.3%	$40,300	9.1%
Towables (2)	56,784	9.8%	16,712	3.4%	40,072	100.0%
Motor home parts and services	12,661	2.2%	13,105	2.6%	(444)	(3.4)%
Other manufactured products	28,702	4.9%	23,369	4.7%	5,333	22.8%
Total net revenues	$581,679	100.0%	$496,418	100.0%	$85,261	17.2%

(1)	Motor home unit revenue less discounts, sales promotions and incentives, and accrued loss on repurchase adjustments.

(2)	Includes towable units and parts.

The increase in motor home net revenues of $40.3 million or 9.1% was attributed to both an increase in motor home ASP of 3.4% and a 5.6% increase in unit deliveries when compared to Fiscal 2011. The increase in motor home ASP was primarily a result of more higher-priced Class A diesel units sold in Fiscal 2012.

Towables revenues were $56.8 million in Fiscal 2012. SunnyBrook, which was acquired in the second quarter of Fiscal 2011, had revenues of $16.7 million in Fiscal 2011.

Cost of goods sold was $538.0 million, or 92.5% of net revenues for Fiscal 2012 compared to $456.7 million, or 92.0% of net revenues for Fiscal 2011 due to the following:

•
Total variable costs (materials, direct labor, variable overhead, delivery expense and warranty), as a percent of net revenues, increased to 85.3% this year from 84.0% last year which was due to inflationary commodity pressures experienced in the first half of the fiscal year that were not passed on. Also impacting our variable costs were the following two significant items:

◦
In Fiscal 2011, our variable costs were positively impacted by a $3.5 million favorable inventory adjustment as a result of the annual physical inventory. This adjustment in the aggregate favorably impacted our material, labor, variable overhead and fixed overhead costs by 0.7% as a percentage of net revenues in Fiscal 2011.

◦
Our variable costs were favorably impacted by $613,000, or 0.1%, of net revenues for Fiscal 2012 due to a LIFO inventory gain as a result of deflation, as compared to LIFO inventory expense of $2.1 million, or 0.4%, of net revenues for Fiscal 2011.

•
Fixed overhead (manufacturing support labor, depreciation and facility costs) and research and development-related costs decreased to 7.1% of net revenues compared to 8.0% for Fiscal 2011. With similar spending levels, the difference was due primarily to increased revenues in Fiscal 2012.

•	All factors considered, gross profit decreased from 8.0% to 7.5% of net revenues.
Selling expenses increased $2.6 million, or 18.1%, in Fiscal 2012. The expense increase was primarily due to selling expenses associated with Towables and increases in advertising expenses. As a percent of net revenues, selling expenses were 2.9% in both Fiscal 2012 and Fiscal 2011.
General and administrative expenses increased $3.0 million, or 21.1%, in Fiscal 2012. This increase was due primarily to increases of $2.1 million in incentives and increases in Towable operating expenses, partially offset by a reduction of legal expenses. As a percent of net revenues, general and administrative expenses were 3.0% and 2.9% in Fiscal 2012 and Fiscal 2011, respectively.
During Fiscal 2011 we realized a gain of $644,000 on the sale of an idled assembly facility (CCMF) and recorded an impairment of $605,000 on our Hampton facility, both assets held for sale. In the fourth quarter of Fiscal 2012 we recorded an additional impairment of $50,000 on the Hampton facility. See Note 6.
Non-operating income decreased $77,000 or 11.7%, in Fiscal 2012. This difference is primarily due to lower investment income. We also received proceeds from COLI policies in both Fiscal 2012 and Fiscal 2011. See Note 13.

The overall effective income tax rate for this year was a benefit of (345.0)% compared to an expense of 0.8% last year. The following table breaks down the two aforementioned tax rates:

	Year Ended
	August 25, 2012		August 27, 2011
(In thousands)	Amount	Effective Rate	Amount	Effective Rate
Tax expense on current operations	$2,914	28.8%	$2,597	21.7%
Valuation allowance decrease	(37,681)	(372.8)%	(2,013)	(16.8)%
Uncertain tax positions settlements and adjustments	(159)	(1.6)%	(490)	(4.1)%
Amended tax returns	61	0.6%	—	—%
Total (benefit) provision for taxes	$(34,865)	(345.0)%	$94	0.8%

Tax expense on current operations
The primary reason for the increase in the overall effective tax expense rate on current operations is lower income tax credits and an increase in state taxes for this year compared to last year. Significant permanent deductions are income tax credits and tax-free income from COLI and student loan-related tax exempt securities. For further discussion of income taxes (which includes a reconciliation of the US statutory income tax rate to our effective tax rate), see Note 12.

Valuation allowance decrease
At the end of the fourth quarter of Fiscal 2012, we re-established almost all remaining deferred tax assets due to the fact that we are now in a three-year historical cumulative income position as opposed to a three-year historical loss position and that we have a positive future outlook. This resulted in a non-cash tax benefit of $37.7 million through the reduction of our valuation allowance. For further discussion of deferred tax assets (which includes a table of all types of deferred tax assets), see Note 12.
During the fourth quarter of Fiscal 2011, we re-established a portion of our deferred tax assets due to the taxable earnings achieved in Fiscal 2011 which increased the likelihood of realizing a portion of gross deferred tax assets in the future. This resulted in a tax benefit of $649,000 through the reduction of our valuation allowance. Also, the sale of CCMF resulted in a tax loss even though we incurred a gain for accounting purposes and we were able to utilize the associated deferred tax assets of $685,000 as a current tax deduction and reduce the related valuation allowance accordingly. We were also able to utilize NOLs and tax credit deferred tax assets established in the prior year of $479,000 due to taxable income earned in Fiscal 2011 and reduce the related valuation allowance accordingly.
Uncertain tax positions settlements and adjustments
During Fiscal 2012, benefits of $159,000 were recorded as a result of adjustments to uncertain tax positions. During Fiscal 2011, benefits of $490,000 were recorded as a result of adjustments to uncertain tax positions. For further discussion of income taxes, see Note 12.
Net income and diluted income per share were $45.0 million and $1.54 per share, respectively, for Fiscal 2012. In Fiscal 2011, the net income was $11.8 million and diluted income was $0.41 per share.

Fiscal 2011 Compared to Fiscal 2010

The following is an analysis of changes in key items included in the statements of operations for the fiscal year ended August 27, 2011 compared to the fiscal year ended August 28, 2010:

	Year Ended
(In thousands, except percent and per share data)	August 27, 2011	% of Revenues(1)	August 28, 2010	% of Revenues(1)	Increase (Decrease)	% Change
Net revenues	$496,418	100.0%	$449,484	100.0%	$46,934	10.4%
Cost of goods sold	456,664	92.0%	423,217	94.2%	33,447	7.9%
Gross profit	39,754	8.0%	26,267	5.8%	13,487	51.3%

Selling	14,251	2.9%	12,724	2.8%	1,527	12.0%
General and administrative	14,263	2.9%	13,023	2.9%	1,240	9.5%
Assets held for sale impairment and gain, net	(39)	—%	—	—%	(39)	NMF
Operating expenses	28,475	5.7%	25,747	5.7%	2,728	10.6%

Operating income	11,279	2.3%	520	0.1%	10,759	NMF
Non-operating income	658	0.1%	222	—%	436	196.4%
Income before income taxes	11,937	2.4%	742	0.2%	11,195	NMF
Provision (benefit) for taxes	94	—%	(9,505)	(2.1)%	9,599	101.0%
Net income	$11,843	2.4%	$10,247	2.3%	$1,596	15.6%
Diluted income per share	$0.41		$0.35		$0.06	17.1%
Diluted average shares outstanding	29,148		29,101

(1)	Percentages may not add due to rounding differences.

Unit deliveries and ASP, net of discounts, consisted of the following:

	Year Ended
(In units)	August 27, 2011	Product Mix %(1)	August 28, 2010	Product Mix %(1)	Increase (Decrease)	% Change
Motor homes:
Class A gas	1,518	34.5%	1,483	33.4%	35	2.4%
Class A diesel	918	20.9%	969	21.9%	(51)	(5.3)%
Total Class A	2,436	55.4%	2,452	55.3%	(16)	(0.7)%
Class B	103	2.3%	236	5.3%	(133)	(56.4)%
Class C	1,856	42.2%	1,745	39.4%	111	6.4%
Total motor home deliveries	4,395	100.0%	4,433	100.0%	(38)	(0.9)%

ASP (in thousands)	$102		$96		$6	6.3%

Towables:
Travel trailer	575	74.8%
Fifth wheel	194	25.2%
Total towable deliveries	769	100.0%

ASP (in thousands)	$21

(1)	Percentages may not add due to rounding differences.

Net revenues consisted of the following:

	Year Ended
(In thousands)	August 27, 2011		August 28, 2010		Increase (Decrease)	% Change
Motor homes (1)	$443,232	89.3%	$415,277	92.4%	$27,955	6.7%
Towables (2)	16,712	3.4%	—	—%	16,712	100.0%
Motor home parts and services	13,105	2.6%	13,655	3.0%	(550)	(4.0)%
Other manufactured products	23,369	4.7%	20,552	4.6%	2,817	13.7%
Total net revenues	$496,418	100.0%	$449,484	100.0%	$46,934	10.4%

(1)	Motor home unit revenue less discounts, sales promotions and incentives, and accrued loss on repurchase adjustments.

(2)	Includes towable units and parts.

The increase in motor home net revenues of $28.0 million or 6.7% in Fiscal 2011 was entirely attributed to an increase in motor home ASP, which was also 6.7%, as unit deliveries were essentially flat compared to Fiscal 2010. The increase in motor home ASP was primarily a result of more higher-priced Class A diesel units sold in Fiscal 2011.

Towables revenues of $16.7 million were incremental in Fiscal 2011 and represented revenue since the SunnyBrook acquisition date of December 29, 2010.

Cost of goods sold was $456.7 million, or 92.0% of net revenues for Fiscal 2011 compared to $423.2 million, or 94.2% of net revenues for Fiscal 2010 due to the following:

•
Total variable costs (materials, direct labor, variable overhead, delivery expense and warranty), as a percent of net revenues, decreased to 84.0% in Fiscal 2011 from 85.2% in Fiscal 2010 which was primarily a result of increased sales volume. Also impacting our variable costs were the following two significant items:

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

◦
Our variable costs were unfavorably impacted by $2.1 million, or 0.4%, of net revenues in Fiscal 2011 due to LIFO inventory expense, as compared to a LIFO inventory gain on liquidation of $783,000, or 0.2%, of net revenues in Fiscal 2010. This increase was due to inflation and higher inventory levels in Fiscal 2011.

•
Fixed overhead (manufacturing support labor, depreciation and facility costs) and research and development-related costs decreased to 8.0% of net revenues compared to 8.9% in Fiscal 2010. With similar spending levels, the difference was due primarily to increased revenues in Fiscal 2011.

•	All factors considered, gross profit increased to 8.0% of net revenues in Fiscal 2011 from 5.8% of net revenues in Fiscal 2010.
Selling expenses increased $1.5 million, or 12.0%, in Fiscal 2011. The expense increase was primarily due to operating expenses associated with Towables and increases in advertising and wage-related expenses. As a percent of net revenues, selling expenses were 2.9% and 2.8% in Fiscal 2011 and Fiscal 2010, respectively.
General and administrative expenses increased $1.2 million, or 9.5%, in Fiscal 2011. This increase was due primarily to increases in wage-related expenses of $1.4 million and legal expenses of $1.1 million, partially offset by a decrease in product liability expenses of $830,000. As a percent of net revenues, general and administrative expenses were flat year over year at 2.9%.
In the first quarter of Fiscal 2011 we realized a gain of $644,000 on the sale of CCMF, an idled assembly facility in Charles City, Iowa, one of our assets held for sale. Conversely, an impairment of $605,000 was recorded in the third quarter of Fiscal 2011 on our Hampton facility. See Note 6.
Non-operating income increased $436,000 or 196.4%, in Fiscal 2011. This difference is primarily the result of incurring a one-time expense of $375,000 in Fiscal 2010 to terminate a credit and security agreement with Wells Fargo. We also received proceeds from COLI policies during Fiscal 2011, partially offset by lower investment income. See Note 13.

The overall effective income tax rate for Fiscal 2011 was an expense of 0.8% compared to a benefit of 1,281.0% for Fiscal 2010. The following table breaks down the two aforementioned tax rates:

	Year Ended
	August 27, 2011		August 28, 2010
(In thousands)	Amount	Effective Rate	Amount	Effective Rate
Tax expense on current operations	$2,597	21.7%	$667	89.9%
Valuation allowance decrease	(2,013)	(16.8)%	(5,456)	(735.3)%
Uncertain tax positions settlements and adjustments	(490)	(4.1)%	(3,195)	(430.6)%
Amended state returns and other items	—	—%	(1,521)	(205.0)%
Total provision (benefit) for taxes	$94	0.8%	$(9,505)	(1,281.0)%

Tax expense on current operations
The primary reason for the decrease in the overall effective tax expense rate on current operations was the relationship between our higher pre-tax income in Fiscal 2011 relative to the permanent financial accounting to taxable income (loss) adjustments for Fiscal 2011 compared to Fiscal 2010. Significant permanent deductions were income tax credits and tax-free income from COLI and student loan-related tax exempt securities. For further discussion of income taxes (which includes a reconciliation of the US statutory income tax rate to our effective tax rate), see Note 12.

Valuation allowance decrease
During the fourth quarter of Fiscal 2011, we re-established a portion of our deferred tax assets due to the taxable earnings achieved in Fiscal 2011 which increased the likelihood of realizing a portion of gross deferred tax assets in the future. This resulted in a tax benefit of $649,000 through the reduction of our valuation allowance. Also, the sale of CCMF resulted in a tax loss even though we incurred a gain for accounting purposes and we were able to utilize the associated deferred tax assets of $685,000 as a current tax deduction and reduce the related valuation allowance accordingly. We were also able to utilize NOLs and tax credit deferred tax assets established in the prior year of $479,000 due to taxable income earned in Fiscal 2011 and reduce the related valuation allowance accordingly.
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
Uncertain tax positions settlements and adjustments
During Fiscal 2011, benefits of $490,000 were recorded as a result of adjustments to uncertain tax positions. During Fiscal 2010, benefits of $3.2 million were recorded as a result of favorable settlements with various taxing jurisdictions and other adjustments to uncertain tax positions. Of this amount, $1.7 million resulted from the reduction of reserves associated with unrecognized tax benefits as a result of a positive resolution of the federal IRS tax audit on our income tax returns for Fiscal 2006 through Fiscal 2008. Benefits of $1.5 million were recorded a result of tax planning initiatives recognized during Fiscal 2010. For further discussion of income taxes, see Note 12.
Net income and diluted income per share were $11.8 million and $0.41 per share, respectively, for Fiscal 2011. In Fiscal 2010, net income was $10.2 million and diluted income was $0.35 per share.
Analysis of Financial Condition, Liquidity and Resources
Cash and cash equivalents decreased $6.6 million during Fiscal 2012 and totaled $62.7 million as of August 25, 2012. The significant liquidity events that occurred during Fiscal 2012 were:

•	Generated income before tax of $10.1 million.

•
Increase in inventory of $17.3 million: The increase was primarily a result of increased work-in-process and raw material inventory due to increased production levels, and higher average cost per unit due to the mix of product ordered by our dealers.

•	Stock repurchases of approximately $6.6 million.
In Fiscal 2012, we had in place a $20 million revolving credit facility, as described in further detail in Note 8, that allowed us to borrow up to $12.5 million without financial covenant restrictions if there was adequate asset coverage. We had sufficient asset coverage in accounts receivable and inventory at the end of Fiscal 2012 to access the entire $12.5 million without financial covenant restrictions. The facility also included a framework to expand the size of the facility up to $50 million, based on mutually agreeable covenants to be determined at the time of expansion. The credit facility expired in October 2012. We are evaluating other alternatives and expect to have a new credit facility in place before the end of calendar 2012.
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
Working capital at August 25, 2012 and August 27, 2011 was $126.1 million and $113.5 million, respectively, an increase of $12.5 million. We currently expect cash on hand, funds generated from operations and the availability under a credit facility to be sufficient to cover both short-term and long-term operating requirements. We anticipate capital expenditures in Fiscal 2013 of approximately $6.1 million, primarily for manufacturing equipment and facilities.
In addition to the $6.6 million of share repurchases in Fiscal 2012, we have purchased an additional 396,000 shares for $4.7 million as of October 12, 2012 in accordance with our Board's repurchase authorization described above and a stock repurchase plan under SEC Rule 10b5-1. We believe our common stock has been an attractive value at recent trading levels. If we continue to believe the common stock is trading at attractive levels we may purchase additional shares in Fiscal 2013.
Operating Activities
Cash provided by operating activities was $115,000 for the fiscal year ended August 25, 2012 compared to cash used in operating activities of $10.1 million for the fiscal year ended August 27, 2011, and cash provided by operating activities of $33.0 million for the fiscal year ended August 28, 2010. The combination of net income of $45.0 million in Fiscal 2012 and changes in non-cash charges (e.g., depreciation, LIFO, stock-based compensation, deferred income taxes) provided $15.9 million of operating cash compared to $21.0 million in Fiscal 2011 and $16.6 million in Fiscal 2010. In Fiscal 2012, changes in assets and liabilities (primarily inventory increases) used an additional $15.8 million of operating cash. In Fiscal 2011, changes in assets and liabilities (primarily inventory increases) used an additional $31.1 million of operating cash. In Fiscal 2010, changes in assets and liabilities (primarily income tax refunds) provided an additional $16.4 million of operating cash.
Investing Activities
Cash used in investing activities of $118,000 in Fiscal 2012 was due primarily to capital spending of $2.2 million and was offset by proceeds of $1.7 million from COLI policies and ARS redemptions of $1.1 million. In Fiscal 2011, cash provided by investing activities of $4.2 million was primarily due to ARS redemptions of $7.2 million, partially offset by the acquisition of Towables for $4.7 million and capital spending of $2.1 million. During Fiscal 2010, cash provided by investing activities of $14.3 million was primarily due to ARS redemptions of $15.9 million, partially offset by capital spending of $1.9 million.
Financing Activities
Cash used in financing activities of $6.6 million for the fiscal year ended August 25, 2012 was primarily due to $6.6 million in repurchases of our stock. Cash provided by financing activities for the fiscal year ended August 27, 2011 was $500,000. Cash used in financing activities for the fiscal year ended August 28, 2010 was $9.2 million, primarily consisting of $9.1 million for repayments on borrowings from our ARS portfolio,

Contractual Obligations and Commercial Commitments
Our principal contractual obligations and commercial commitments as of August 25, 2012 were as follows:

	Payments Due By Period
(In thousands)	Total	Fiscal 2013	Fiscal 2014-2015	Fiscal 2016-2017	More than 5 Years
Postretirement health care obligations (1)	$45,132	$1,249	$3,102	$3,772	$37,009
Deferred compensation obligations (1)	23,732	2,752	5,166	4,471	11,343
Executive share option obligations (1)	7,798	410	2,043	2,629	2,716
Supplemental executive retirement plan benefit obligations (1)	3,342	480	407	356	2,099
Operating leases (2)	1,866	958	908	—	—
Contracted services	15	15	—	—	—
Unrecognized tax benefits (3)	5,228	—	—	—	—
Total contractual cash obligations	$87,113	$5,864	$11,626	$11,228	$53,167

	Expiration By Period
(In thousands)	Total	Fiscal 2013	Fiscal 2014-2015	Fiscal 2016-2017	More than 5 Years
Contingent repurchase obligations (2)	$165,360	$60,806	$104,554	$—	$—

(1)	See Note 10.

(2)	See Note 11.

(3)	We are not able to reasonably estimate in which future periods these amounts will ultimately be settled.

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

Repurchase Commitments
It is customary practice for manufacturers in the RV industry to enter into repurchase agreements with financing institutions that provide financing to their dealers, upon their request. Our repurchase agreements generally provide that, in the event of a default by a dealer in its obligation to these lenders, we will repurchase vehicles sold to the dealer that have not been resold to retail customers. The terms of these agreements, which can last up to 18 months, provide that our liability will be the lesser of remaining principal owed by the dealer or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our liability cannot exceed 100% of the dealer invoice. In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations.

Based on these repurchase agreements, we establish an associated loss reserve which is disclosed separately in the balance sheets. Repurchased sales are not recorded as a revenue transaction, but the net difference between the original repurchase price and the resale price are recorded against the loss reserve, which is a deduction from gross revenue. Our loss reserve for repurchase commitments contains uncertainties because the calculation requires management to make assumptions and apply judgment regarding a number of factors. There are two significant assumptions associated with establishing our loss reserve for repurchase commitments: (1) the percentage of dealer inventory that we will be required to repurchase as a result of defaults by the dealer, and (2) the loss that will be incurred, if any, when repurchased inventory is resold. These key assumptions are affected by a number of factors, such as macro-market conditions, current retail demand for our product, age of product in dealer inventory, physical condition of the product, location of the dealer, financing source and independent third party credit rating of our dealers. To the extent that dealers are increasing or decreasing their inventories, our overall exposure under repurchase agreements is likewise impacted. The percentage of dealer inventory we estimate we will repurchase (which has ranged in recent years from 4 to 11% on a weighted average basis) and the associated estimated loss (which has ranged in recent years from 7 to 16% on a weighted average basis) is based on historical information, current trends and an analysis of dealer inventory aging for all dealers with inventory subject to this obligation. In periods where there is increasing retail demand for our product at our dealerships, the lower end of our estimated range of assumptions will be more appropriate and in periods of decreasing retail demand, the opposite will be true.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our loss reserve for repurchase commitments. A hypothetical change of a 10% increase or decrease in our significant repurchase commitment assumptions as of August 25, 2012 would have affected net income by approximately $255,000.

Warranty
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

Income Taxes
We account for income taxes in accordance with ASC 740, Income Taxes. As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to the uncertainty of realizing deferred tax assets. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a "more likely than not" standard. In making such assessments, significant weight is to be given to evidence that can be objectively verified. A company's current or previous losses are given more weight than its future outlook. We have evaluated the sustainability of our deferred tax assets on our balance sheet which includes the assessment of cumulative income or losses over recent prior periods. Based on ASC 740 guidelines, we determined a valuation allowance of $1.6 million was appropriate as of August 25, 2012. We will continue to assess the likelihood that our deferred tax assets will be realizable at each reporting period and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

Postretirement Benefits, Obligations and Costs
We provide certain health care and other benefits for retired employees hired before April 1, 2001, who have fulfilled eligibility requirements at age 55 with 15 years of continuous service. Postretirement benefit liabilities are determined by actuaries using assumptions about the discount rate and health care cost-trend rates. Assumed health care cost trend rates do not have a significant effect on the amounts reported for retiree health care benefits due to the fact that we have established maximum amounts ("dollar caps") on the amount we will pay for postretirement health care benefits per retiree on an annual basis. However, a significant increase or decrease in interest rates could have a significant impact on our operating results. Further discussion of our postretirement benefit plan and related assumptions is included in Note 10.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have market risk exposure to our ARS, which is described in further detail in Note 4. Also, the assets we maintain to fund deferred compensation have market risk, but we maintain a corresponding liability for these assets. The market risk is therefore borne by the participants in the deferred compensation program.

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
Based on this assessment, management has concluded that the Company's internal control over financial reporting was effective as of August 25, 2012.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's financial statements included in this Annual Report on Form 10-K, has issued a report included herein, which expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Randy J. Potts	/s/ Sarah N. Nielsen
Randy J. Potts	Sarah N. Nielsen
Chief Executive Officer, President	Vice President, Chief Financial Officer
and Chairman of the Board

October 23, 2012	October 23, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Winnebago Industries, Inc.
Forest City, Iowa
We have audited the internal control over financial reporting of Winnebago Industries, Inc. (the "Company") as of August 25, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 25, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended August 25, 2012 of the Company and our report dated October 23, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
October 23, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Winnebago Industries, Inc.
Forest City, Iowa
We have audited the accompanying consolidated balance sheets of Winnebago Industries, Inc. (the "Company") as of August 25, 2012 and August 27, 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended August 25, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 25, 2012 and August 27, 2011, and the results of their operations and their cash flows for each of the three years in the period ended August 25, 2012, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of August 25, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 23, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
October 23, 2012

Winnebago Industries, Inc.
Consolidated Statements of Operations

	Year Ended
(In thousands, except per share data)	August 25, 2012	August 27, 2011	August 28, 2010
Net revenues	$581,679	$496,418	$449,484
Cost of goods sold	537,999	456,664	423,217
Gross profit	43,680	39,754	26,267

Operating expenses:
Selling	16,837	14,251	12,724
General and administrative	17,267	14,263	13,023
Assets held for sale impairment and (gain), net	50	(39)	—
Total operating expenses	34,154	28,475	25,747

Operating income	9,526	11,279	520

Non-operating income	581	658	222
Income before income taxes	10,107	11,937	742

(Benefit) provision for taxes	(34,865)	94	(9,505)
Net income	$44,972	$11,843	$10,247

Income per common share:
Basic	$1.54	$0.41	$0.35
Diluted	$1.54	$0.41	$0.35

Weighted average common shares outstanding:
Basic	29,145	29,121	29,091
Diluted	29,207	29,148	29,101

See notes to consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Balance Sheets

(In thousands, except per share data)	August 25, 2012	August 27, 2011
Assets
Current assets:
Cash and cash equivalents	$62,683	$69,307
Receivables, less allowance for doubtful accounts ($175 and $76, respectively)	22,726	19,981
Inventories	87,094	69,165
Prepaid expenses and other assets	4,509	4,227
Income taxes receivable	1,603	1,525
Deferred income taxes	8,453	649
Total current assets	187,068	164,854
Property, plant and equipment, net	19,978	22,589
Assets held for sale	550	600
Long-term investments	9,074	10,627
Investment in life insurance	23,127	23,669
Deferred income taxes	30,520	—
Goodwill	1,228	1,228
Amortizable intangible assets	641	720
Other assets	13,886	15,640
Total assets	$286,072	$239,927

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$24,920	$21,610
Income taxes payable	348	104
Accrued expenses:
Accrued compensation	16,038	10,841
Product warranties	6,990	7,335
Self-insurance	4,137	3,203
Accrued loss on repurchases	627	1,174
Promotional	2,661	2,177
Other	5,297	4,874
Total current liabilities	61,018	51,318
Total long-term liabilities:
Unrecognized tax benefits	5,228	5,387
Postretirement health care and deferred compensations benefits	75,135	74,492
Total long-term liabilities	80,363	79,879
Contingent liabilities and commitments
Stockholders' equity:
Capital stock common, par value $0.50; authorized 60,000 shares, issued 51,776 shares	25,888	25,888
Additional paid-in capital	28,496	30,131
Retained earnings	477,490	432,518
Accumulated other comprehensive income	(3,686)	(454)
Treasury stock, at cost (23,122 and 22,641 shares, respectively)	(383,497)	(379,353)
Total stockholders' equity	144,691	108,730
Total liabilities and stockholders' equity	$286,072	$239,927

See notes to consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Changes in Stockholders' Equity

	Common Shares		Additional Paid-In Capital (APIC)	Retained Earnings	Accum- ulated Other Compre- hensive Income	Treasury Stock		Total Stock- holders' Equity
(In thousands, except per share data)	Number	Amount				Number	Amount
Balance, August 29, 2009	51,776	$25,888	$29,726	$410,428	$6,540	(22,690)	$(380,251)	$92,331
Stock option exercises	—	—	(171)	—	—	31	511	340
Utilization of APIC pool due to stock award	—	—	(327)	—	—	—	—	(327)
Issuance of stock to directors	—	—	(75)	—	—	15	251	176
Forfeitures	—	—	(58)	—	—	—	(3)	(61)
Stock-based compensation	—	—	369	—	—	—	—	369
Payments for the purchase of common stock	—	—	—	—	—	(17)	(250)	(250)
Prior service cost and actuarial loss, net of $1,260 tax	—	—	—	—	(5,511)	—	—	(5,511)
Unrealized appreciation of investments, net of $128 tax	—	—	—	—	213	—	—	213
Net loss	—	—	—	10,247	—	—	—	10,247
Balance, August 28, 2010	51,776	$25,888	$29,464	$420,675	$1,242	(22,661)	$(379,742)	$97,527
Stock option exercises	—	—	(48)	—	—	9	151	103
Utilization of APIC pool due to stock award	—	—	(189)	—	—	—	—	(189)
Issuance of restricted stock	—	—	(42)			2	42
Issuance of stock to directors	—	—	(97)	—	—	17	286	189
Forfeitures	—	—	(83)	—	—	—	—	(83)
Stock-based compensation	—	—	1,126	—	—	—	—	1,126
Payments for the purchase of common stock	—	—	—	—	—	(8)	(90)	(90)
Prior service cost and actuarial loss, net of $1,166 tax	—	—	—	—	(1,691)	—	—	(1,691)
Unrealized depreciation of investments, net of $3 tax	—	—	—	—	(5)	—	—	(5)
Net income	—	—	—	11,843	—	—	—	11,843
Balance, August 27, 2011	51,776	$25,888	$30,131	$432,518	$(454)	(22,641)	$(379,353)	$108,730
Stock option exercises	—	—	—	—	—	—	—	—
Utilization of APIC pool due to stock award	—	—	(119)	—	—	—	—	(119)
Issuance of restricted stock	—	—	(2,011)	—	—	120	2,011	—
Issuance of stock to directors	—	—	(214)	—	—	27	449	235
Forfeitures	—	—	(95)	—	—	—	—	(95)
Stock-based compensation	—	—	804	—	—	—	—	804
Payments for the purchase of common stock	—	—	—	—	—	(628)	(6,604)	(6,604)
Prior service cost and actuarial loss, net of $5,298 tax	—	—	—	—	(5,787)	—	—	(5,787)
Plan amendment, net of $1,729 tax	—	—	—	—	2,869	—	—	2,869
Unrealized depreciation of investments, net of $189 tax	—	—	—	—	(314)	—	—	(314)
Net income	—	—	—	44,972	—	—	—	44,972
Balance, August 25, 2012	51,776	$25,888	$28,496	$477,490	$(3,686)	(23,122)	$(383,497)	$144,691

See notes to consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Cash Flows

	Year Ended
(In thousands)	August 25, 2012	August 27, 2011	August 28, 2010
Operating activities:
Net income	$44,972	$11,843	$10,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,872	5,492	6,340
LIFO (income) expense	(613)	2,075	(783)
Asset impairment	50	605	—
Stock-based compensation	1,918	1,315	546
Deferred income taxes including valuation allowance	(34,749)	517	—
Postretirement benefit income and deferred compensation expense	570	1,378	1,275
Provision (reduction) for doubtful accounts	125	11	(37)
Loss (gain) on disposal of property	28	(994)	25
Gain on life insurance	(529)	(372)	—
Other	—	90	111
Increase in cash surrender value of life insurance policies	(732)	(969)	(1,090)
Change in assets and liabilities:
Inventories	(17,316)	(23,792)	4,107
Receivables, prepaid and other assets	(2,085)	101	(8,550)
Income taxes and unrecognized tax benefits	7	(2,127)	14,692
Accounts payable and accrued expenses	7,627	(1,551)	9,756
Postretirement and deferred compensation benefits	(4,030)	(3,741)	(3,600)
Net cash provided by (used in) operating activities	115	(10,119)	33,039

Investing activities:
Proceeds from the sale of investments, at par	1,050	7,150	15,850
Proceeds from life insurance	1,652	659	—
Purchases of property and equipment	(2,213)	(2,109)	(1,874)
Proceeds from the sale of property	17	4,143	96
Cash paid for acquisition, net of cash acquired	—	(4,694)	—
Other	(624)	(914)	262
Net cash (used in) provided by investing activities	(118)	4,235	14,334

Financing activities:
Payments for purchases of common stock	(6,604)	(89)	(250)
Payments of ARS portfolio	—	—	(9,100)
Proceeds from exercise of stock options	—	83	280
Other	(17)	506	(178)
Net cash (used in) provided by financing activities	(6,621)	500	(9,248)

Net (decrease) increase in cash and cash equivalents	(6,624)	(5,384)	38,125
Cash and cash equivalents at beginning of year	69,307	74,691	36,566
Cash and cash equivalents at end of year	$62,683	$69,307	$74,691

Supplement cash flow disclosure:
Income taxes (refunded) paid, net	$(134)	$1,703	$(24,356)

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
Principles of Consolidation
The consolidated financial statements for Fiscal 2012 include the parent company and our wholly-owned subsidiary, Winnebago of Indiana, LLC. See Note 2. All material intercompany balances and transactions with our subsidiary have been eliminated.
Fiscal Period
We follow a 52-/53-week fiscal year, ending the last Saturday in August. The financial statements presented are all 52-week periods.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the US requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
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

Self-Insurance
Generally, we self-insure for a portion of product liability claims and workers' compensation. Under these plans, liabilities are recognized for claims incurred, including those incurred but not reported. We determined the liability for product liability and workers' compensation claims with the assistance of a third party administrator and actuary using various state statutes and historical claims experience. We have an SIR for product liability which varies annually based on market conditions and for at least the last five fiscal years was at $2.5 million per occurrence and $6.0 million in aggregate per policy year. In the event that the annual aggregate of the SIR is exhausted by payment of claims and defense expenses, an SIR of $1.0 million, excluding defense expenses, is applicable to each claim covered under this policy. We maintain excess liability insurance with outside insurance carriers to minimize our risks related to catastrophic claims in excess of our self-insured positions for product liability and personal injury matters. Any material change in the aforementioned factors could have an adverse impact on our operating results. Our product liability and workers' compensation accrual is included within accrued self-insurance on our balance sheet.
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
Revenue Recognition
Generally, revenues for our recreation vehicles are recorded when the following conditions are met: an order for a product has been received from a dealer, written or verbal approval for payment has been received from the dealer's floorplan financing institution, and the product is delivered to the dealer who placed the order. Most sales are financed by our dealers under floorplan financing arrangements with banks or finance companies.
Revenues of our OEM components and recreation vehicle related parts are recorded as the products are shipped from our location. The title of ownership transfers on these products as they leave our location due to the freight terms of F.O.B. - Shipper.
Concentration of Risk
One of our dealer organizations, FreedomRoads, LLC, accounted for 26%, 18%, and 15% of our consolidated net revenue in Fiscal 2012, 2011 and 2010, respectively. In Fiscal 2012 they sold our products in 62 of their dealership locations across 26 US states. The loss of this dealer organization could have a significant adverse effect on our business. In addition, deterioration in the liquidity or creditworthiness of FreedomRoads, LLC could negatively impact our sales and could trigger repurchase obligations under our repurchase agreements.

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

Shipping Revenues and Expenses
Shipping revenues for products shipped are included within net sales, while shipping expenses are included within cost of goods sold.
Reporting Segment
We have two operating segments, motorhomes and Towables, which aggregate into one reportable segment, the recreation vehicle market. We design, develop, manufacture and market motorized and towable recreation products along with supporting products and services. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by ASC No. 280, Disclosures about Segments Reporting.

Research and Development
Research and development expenditures are included within cost of goods sold and are expensed as incurred. A portion of these expenditures qualify for state and federal tax benefits. Development activities generally relate to creating new products and improving or creating variations of existing products to meet new applications. During Fiscal 2012, 2011 and 2010, we spent approximately $3.4 million, $3.3 million and $3.2 million, respectively, on research and development activities.
Advertising
Advertising costs, which consist primarily of literature and trade shows, were $4.3 million, $3.4 million, and $3.3 million in Fiscal 2012, 2011 and 2010, respectively. Advertising costs are included in selling expense and are expensed as incurred with the exception of trade shows which are expensed in the period in which the show occurs.
Earnings Per Common Share
Basic income per common share is computed by dividing net income by the weighted average common shares outstanding during the period.
Diluted income per common share is computed by dividing net income by the weighted average common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock awards and options (see Note 16).
Reclassifications
Certain amounts reported in prior years in deferred tax assets have been reclassified to conform to the current year footnote presentation. The reclassifications had no impact on total deferred tax assets (see Note 12).

Subsequent Events
We evaluated events occurring between the end of our most recent fiscal year and the date the financial statements were issued. There were no material subsequent events, except those described in Note 6, Note 8, and Note 14.
New Accounting Pronouncements
On May 12, 2011, the FASB issued ASU 2011-04, Fair Value Measurement, which requires measurement uncertainty disclosure in the form of a sensitivity analysis of unobservable inputs to reasonable alternative amounts for all Level 3 recurring fair value measurements. ASU 2011-04 became effective for interim and annual periods beginning on or after December 15, 2011. The Company adopted this guidance in the third quarter of Fiscal 2012. The adoption of this guidance required additional disclosures, but did not have any impact on our consolidated results of operations, financial position, or cash flows.

On June 16, 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which revised the manner in which entities present comprehensive income in their financial statements. ASU 2011-05 is effective for fiscal years beginning after December 15, 2011 (our Fiscal 2013). We do not believe that the adoption of this will have a significant impact on our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which simplified the manner in which entities test goodwill for impairment. After assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform a quantitative analysis of the goodwill impairment test. Otherwise, the quantitative test becomes optional. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011 (our Fiscal 2013). We do not believe that the adoption of this will have a significant impact on our consolidated financial statements.

Note 2: Acquisition

On December 29, 2010 we purchased, through Towables, substantially all of the assets of SunnyBrook, a manufacturer of travel trailer and fifth wheel RVs. The aggregate consideration paid was $4.7 million in cash, net of cash acquired, including the repayment of $3.3 million of SunnyBrook commercial and shareholder debt on the closing date. The assets acquired include inventory, equipment and other tangible and intangible property and are being used in connection with the operation of manufacturing towable recreation vehicles. Also on December 29, 2010, we entered into a five-year operating lease agreement for the SunnyBrook facilities. See Note 19. The operations of Towables are included in our consolidated operating results from the date of its acquisition. Towables has continued to manufacture products under the SunnyBrook brands. In addition, in the first quarter of Fiscal 2012, Towables began diversifying its product line by including Winnebago brand trailer and fifth wheel products. The primary reason for the acquisition was diversification outside of the motorized market while utilizing the Winnebago brand strength in the towable market allowing for the potential of revenue and earnings growth.

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

The following tables set forth by level within the fair value hierarchy our financial assets that were accounted for at fair value on a recurring basis at August 25, 2012 and August 27, 2011 according to the valuation techniques we used to determine their fair values:

	Fair Value at August 25, 2012	Fair Value Measurements Using Inputs Considered As
(In thousands)		Level 1	Level 2	Level 3
Long-term investments:
Student loan ARS	$9,074	$—	$—	$9,074
Assets that fund deferred compensation:
Domestic equity funds	7,924	7,924	—	—
International equity funds	957	957	—	—
Fixed income funds	487	487	—	—
Total assets at fair value	$18,442	$9,368	$—	$9,074

	Fair Value at August 27, 2011	Fair Value Measurements Using Inputs Considered As
(In thousands)		Level 1	Level 2	Level 3
Long-term investments:
Student loan ARS	$10,627	$—	$—	$10,627
Assets that fund deferred compensation:
Domestic equity funds	9,362	9,362	—	—
International equity funds	1,441	1,441	—	—
Fixed income funds	649	649	—	—
Total assets at fair value	$22,079	$11,452	$—	$10,627

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

(In thousands)	August 25, 2012	August 27, 2011
Balance at beginning of year	$10,627	$17,785
Net change included in other comprehensive income	(503)	(8)
Sales	(1,050)	(7,150)
Balance at the end of year	$9,074	$10,627
The following table presents quantitative information regarding unobservable inputs that were significant to the valuation of assets measured at fair value on a recurring basis at August 25, 2012 using Level 3 inputs:

				Range
(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Low	High
Student loan ARS	$9,074	Discounted Cash Flow	Projected ARS Yield	2.02%	2.16%
			Discount for lack of marketability	2.95%	3.45%
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Long-term investments. Our long-term investments are comprised of our ARS as described in Note 4. Our ARS investments are classified as Level 3, as quoted prices were unavailable due to events described in Note 4. Due to limited market information, we utilized a DCF model to derive an estimate of fair value for the ARS at August 25, 2012. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place and the rate of return required by investors to own such securities given the current liquidity risk associated with ARS.
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

Assets and Liabilities that are measured at Fair Value on a Nonrecurring Basis. Our non-financial assets, which include goodwill, intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, we must evaluate the non-financial asset for impairment. If an impairment did occur, the asset is required to be recorded at the estimated fair value. Using Level 2 inputs, we recorded an impairment of $50,000 for our idled fiberglass facility in Hampton, Iowa during the fiscal year ended August 25, 2012 , as compared to a $605,000 impairment of this facility recorded in Fiscal 2011 (see Note 6).

Note 4: Investments
We own investments in marketable securities that have been designated as "available for sale" in accordance with ASC 320, Investments - Debt and Equity Securities. Available for sale securities are carried at fair value with the unrealized gains and losses reported in "Accumulated Other Comprehensive Income," a component of stockholders' equity.
At August 25, 2012, we held $9.7 million (par value) of tax-exempt ARS, which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through Dutch auctions that are typically held every 7, 28 or 35 days. Prior to February 2008, these securities traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually. The ARS we hold are rated AAA by Standard & Poor's Ratings Services and AAA to A by Fitch Ratings, and are collateralized by student loans guaranteed by the US Government under the Federal Family Education Loan Program.
Since February 2008, most ARS auctions have failed and there is no assurance that future auctions for our ARS will succeed and, as a result, our ability to liquidate our investment and fully recover the par value in the near term may be limited or nonexistent. We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default. We have continued to receive interest payments on the ARS in accordance with their terms. We believe we will ultimately be able to liquidate our ARS related investments without significant loss primarily due to the collateral securing the ARS, but also due to the partial redemptions we have received over the last three fiscal years at par value. However, redemption could take until final maturity of the ARS (up to 29 years) to realize the par value of our investments. Due to the changes and uncertainty in the ARS market, we believe the recovery period for these investments is likely to be longer than 12 months and as a result, we have classified these investments as long-term as of August 25, 2012.

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

At August 25, 2012, there was insufficient observable ARS market information available to determine the fair value of our ARS investments. Therefore, we estimated fair value by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, final stated maturities, estimates on the probability of the issue being called prior to final maturity, impact due to extended periods of maximum auction rates and broker quotes from independent evaluators. Based on this analysis, we recorded an unrealized temporary impairment of $576,000 in accumulated other comprehensive income before tax considerations related to our long-term ARS investments of $9.7 million (par value) at August 25, 2012.

Note 5: Inventories
Inventories consist of the following:

(In thousands)	August 25, 2012	August 27, 2011
Finished goods	$30,054	$29,656
Work-in-process	45,240	31,966
Raw materials	42,824	39,180
Total	118,118	100,802
LIFO reserve	(31,024)	(31,637)
Total inventories	$87,094	$69,165
The above value of inventories, before reduction for the LIFO reserve, approximates replacement cost at the respective dates. Of the $118.1 million inventory at August 25, 2012, $110.1 million is valued on a LIFO basis and the Towables inventory of $8.0 million is valued on a FIFO basis. Of the $100.8 million inventory at August 27, 2011, $94.3 million is valued on a LIFO basis and the Towables inventory of $6.5 million is valued on a FIFO basis.

Based on decreases in inflation rates partially offset by an increase in inventories during Fiscal 2012, we recorded a reduction to LIFO reserves of $613,000.

Note 6: Property, Plant and Equipment and Assets Held for Sale
Property, plant and equipment is stated at cost, net of accumulated depreciation and consists of the following:

(In thousands)	August 25, 2012	August 27, 2011
Land	$757	$767
Buildings and building improvements	49,641	49,226
Machinery and equipment	90,775	90,380
Transportation	8,858	8,837
Total property, plant and equipment, gross	150,031	149,210
Less accumulated depreciation	(130,053)	(126,621)
Total property, plant and equipment, net	$19,978	$22,589
Assets Held for Sale
During the first quarter of Fiscal 2011, the CCMF facility was sold. The sale was finalized on November 1, 2010 and generated $4.0 million in gross proceeds, selling costs of $256,000 and a gain of $644,000.

At August 25, 2012, assets held for sale consist of an idled fiberglass facility in Hampton, Iowa valued at $550,000.

We recorded an impairment of $855,000 for the Hampton facility in the fourth quarter of Fiscal 2009 when the decision to close the facility was made. Additional impairment of $605,000 was recorded during the third quarter of Fiscal 2011 as a result of deteriorating real estate market conditions and and an additional impairment of $50,000 was recorded during the fourth quarter of Fiscal 2012 based upon the sale of the asset that occurred shortly after Fiscal 2012. On August 30, 2012 (our Fiscal 2013), it was sold to New South Central Properties, LLC. The sale generated $550,000 in gross proceeds.

Note 7: Goodwill and Amortizable Intangible Assets

Goodwill and intangible assets are the result of the acquisition of SunnyBrook during the second quarter of Fiscal 2011, as more fully described in Note 2. Goodwill of $1.2 million is not subject to amortization for financial statement purposes, but is amortizable for tax return purposes. Amortizable intangible assets are amortized on a straight-line basis. The weighted average remaining amortization period at August 25, 2012 is 8.2 years.

Amortizable intangible assets consist of the following:

	August 25, 2012		August 27, 2011
(In thousands)	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Dealer network	534	88	534	34
Trademarks	196	32	196	13
Non-compete agreement	40	10	40	4
Total	$770	$130	$770	$51

Amortization expense was $79,000 for Fiscal 2012. Estimated amortization expense of intangible assets for next five fiscal years is as follows:

(In thousands)		Amount
Year Ended:	2013	$79
	2014	79
	2015	79
	2016	79
	2017	79

Note 8: Credit Facilities
On October 13, 2009, we entered into a Loan and Security Agreement (the "Loan Agreement") with Burdale Capital Finance, Inc., as Agent (the "Agent"). The Loan Agreement provided for an initial $20.0 million revolving credit facility, based on the Company's eligible accounts receivable and eligible inventory. The facility expired on October 13, 2012. The Loan Agreement contained no financial covenant restrictions for borrowings up to $12.5 million; provided that borrowings cannot exceed the Asset Coverage Amount (as defined in the Loan Agreement) divided by 2.25. The Loan Agreement required us to comply with certain financial covenants not yet established if we borrowed more than $12.5 million up to $20.0 million. These covenants to be established included minimum EBITDA and minimum liquidity measurements, as defined in the agreement and limitations on capital expenditures. The Loan Agreement also included a framework to expand the size of the facility up to $50.0 million, based on mutually agreeable covenants to be determined at the time of the expansion. Interest on loans made under the credit facility would have been based on the greater of LIBOR or 2.0% plus a margin of 4.0% or the greater of prime rate or 4.25% plus a margin of 3.0%. The unused line fee associated with this Loan Agreement was 1.25% per annum. No borrowings were made under the Loan Agreement in Fiscal 2012.
The Loan Agreement contained typical affirmative representations and covenants for a credit agreement of this size and nature. Additionally, the Loan Agreement contained negative covenants limiting our ability, among other things, to incur debt, grant liens, make acquisitions, make certain investments, pay certain dividends and distributions (including stock repurchases), engage in mergers, consolidations or acquisitions and sell certain assets. The Loan Agreement expressly prohibited the payment of cash dividends without the consent of the Agent and the lenders thereunder in their sole discretion. Our obligations under the Loan Agreement were secured by a security interest in all of our accounts and other receivables, chattel paper, documents, deposit accounts, instruments, equipment, inventory, investment property, leasehold interest, cash and cash equivalents, letter-of-credit rights, most real property and fixtures and certain other business assets.

On February 1, 2012 Wells Fargo Bank, National Association purchased the loan portfolio of Burdale Capital Finance, Inc., which included the Loan Agreement. No modifications were made to the Loan Agreement as a result of this transaction.

The Loan Agreement expired on October 13, 2012. We are reviewing other financing alternatives and expect to enter into a similar facility before the end of calendar 2012.

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

Changes in our product warranty liability during Fiscal 2012, Fiscal 2011 and Fiscal 2010 are as follows:

(In thousands)	August 25, 2012	August 27, 2011	August 28, 2010
Balance at beginning of year	$7,335	$7,634	$6,408
Provision	5,756	5,566	6,209
Claims paid	(6,101)	(5,865)	(4,983)
Balance at end of year	$6,990	$7,335	$7,634

Note 10: Employee and Retiree Benefits
Postretirement health care and deferred compensation benefits are as follows:

(In thousands)	August 25, 2012	August 27, 2011
Postretirement health care benefit cost	$45,132	$41,370
Non-qualified deferred compensation	23,630	24,622
Executive share option plan liability	7,798	9,286
SERP benefit liability	3,342	3,086
Executive deferred compensation	102	93
Total postretirement health care and deferred compensation benefits	80,004	78,457
Less current portion	(4,869)	(3,965)
Long-term postretirement health care and deferred compensation benefits	$75,135	$74,492
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

Retirees are required to pay a monthly premium in excess of the employer dollar caps for medical coverage based on years of service and age at retirement. In January 2012 the employer established dollar caps were reduced by 10% through a plan amendment which reduced our liability for postretirement health care by $4.6 million, as presented in the table below.

The discount rate used in determining the accumulated postretirement benefit obligation was 3.6% at August 25, 2012 and 4.9% at August 27, 2011. In Fiscal 2012, the decrease in the discount rate resulted in an increase to the benefit obligation of $7.2 million, presented as an actuarial loss in the following table. Assumed health care cost trend rates do not have a significant effect in determining the accumulated postretirement benefit obligation due to employer caps established.
Changes in our postretirement health care liability are as follows:

(In thousands)	August 25, 2012	August 27, 2011
Balance at beginning of year	$41,370	$40,327
Interest cost	1,849	1,905
Service cost	539	608
Net benefits paid	(1,213)	(1,228)
Actuarial loss	7,185	(242)
Plan amendment	(4,598)	—
Balance at end of year	$45,132	$41,370
Net periodic postretirement benefit income for the past three fiscal years consisted of the following components:

	Year Ended
(In thousands)	August 25, 2012	August 27, 2011	August 28, 2010
Interest cost	$1,849	$1,905	$1,979
Service cost	539	608	555
Amortization of prior service benefit	(4,592)	(4,199)	(4,199)
Amortization of net actuarial loss	1,029	1,095	875
Net periodic postretirement benefit income	$(1,175)	$(591)	$(790)

For accounting purposes, we recognized net periodic postretirement income as presented in the table above, due to the amortization of prior service benefit associated with the establishment of caps on the employer portion of benefits in Fiscal 2005 and the 10% cap reduction in Fiscal 2012.

Amounts not yet recognized in net periodic benefit cost and included in accumulated other comprehensive income (before taxes) are as follows:

(In thousands)	August 25, 2012	August 27, 2011
Prior service credit	$(17,808)	$(17,801)
Net actuarial loss	22,075	15,918
Accumulated other comprehensive income	$4,267	$(1,883)
The estimated amounts that will be will be amortized from accumulated other comprehensive income to net periodic benefit cost in Fiscal 2013 include a prior service credit of $4.8 million and an actuarial net loss of $1.6 million.

Expected future benefit payments for postretirement health care for the next ten years are as follows:

(In thousands)		Amount
Year:	2013	$1,249
	2014	1,457
	2015	1,645
	2016	1,806
	2017	1,967
	2018 - 2022	11,936
	Total	$20,060
The expected future benefit payments have been estimated based on the same assumptions used to measure our benefit obligation as of August 25, 2012 and include benefits attached to estimated current employees' future services.

Deferred Compensation Benefits
Non-Qualified Deferred Compensation Program (1981)
We have a Non-Qualified Deferred Compensation Program which permitted key employees to annually elect to defer a portion of their compensation until their retirement. The plan has been closed to any additional deferrals since January 2001. The retirement benefit to be provided is based upon the amount of compensation deferred and the age of the individual at the time of the contracted deferral. An individual generally vests at age 55 and 5 years of participation under the plan. For deferrals prior to December 1992, vesting occurs at the later of age 55 and 5 years of service from first deferral or 20 years of service. Deferred compensation expense was $1.6 million, $1.8 million and $1.9 million in Fiscal 2012, 2011 and 2010, respectively. Total deferred compensation liabilities were $23.6 million and $24.6 million at August 25, 2012 and August 27, 2011, respectively.

Supplemental Executive Retirement Plan (SERP)
The primary purpose of this plan was to provide our officers and managers with supplemental retirement income for a period of 15 years after retirement. We have not offered this plan on a continuing basis to members of management since 1998. The plan was funded with individual whole life insurance policies (Split Dollar Program) owned by the named insured officer or manager. We initially paid the life insurance premiums on the life of the individual and the individual would receive life insurance and supplemental cash payment during the 15 years following retirement. In October 2008, the plan was amended as a result of changes in the tax and accounting regulations and rising administrative costs. Under the redesigned SERP, the underlying life insurance policies previously owned by the insured individual became COLI by a release of all interests by the participant and assignment to us as a prerequisite to participation in the SERP and transition from the Split Dollar Program. Total SERP liabilities were $3.3 million and $3.1 million at August 25, 2012 and August 27, 2011, respectively. This program remains closed to new employee participation.

To assist in funding the deferred compensation and SERP liabilities, we have invested in COLI policies. The cash surrender value of these policies is presented as investment in life insurance in the accompanying balance sheets and consists of the following:

(In thousands)	August 25, 2012	August 27, 2011
Cash value	$53,948	$53,650
Borrowings	(30,821)	(29,981)
Investment in life insurance	$23,127	$23,669

Non-Qualified Share Option Program (2001)
The Non-Qualified Share Option Program permitted participants in the Executive Share Option Plan (the "Executive Plan") to choose to defer a portion of their salary or other eligible compensation in the form of options to purchase selected securities, primarily equity-based mutual funds. These assets are treated as trading securities and are recorded at fair value. The Executive Plan has been closed to any additional deferrals since January 2005. Total Executive Plan assets are included in other assets in the accompanying balance sheets. Such assets on August 25, 2012 and August 27, 2011 were $9.4 million and $11.5 million, respectively, and the liabilities were $7.8 million and $9.3 million, respectively. The difference between the asset and liability balances represents the additional 25% we contributed at the time of the initial deferrals to aid in potential additional earnings to the participant. This contribution is required to be paid back to us when the option is exercised. A participant may exercise his or her options per the plan document, but there is a requirement that after these dollars have been invested for 15 years the participant is required to exercise such option.

Executive Deferred Compensation Plan (2007)
In December 2006, we adopted the Winnebago Industries, Inc. Executive Deferred Compensation Plan (the "Executive Deferred Compensation Plan"). Under the Executive Deferred Compensation Plan, corporate officers and certain key employees may annually choose to defer up to 50% of their salary and up to 100% of their cash incentive awards. The assets are presented as other assets and the liabilities are presented as postretirement health care and deferred compensation benefits in the accompanying balance sheets. Such assets on August 25, 2012 and August 27, 2011 were $102,000 and $93,000, respectively, and liabilities were $102,000 and $93,000, respectively.
Profit Sharing Plan
We have a qualified profit sharing and contributory 401(k) plan for eligible employees. The plan provides quarterly discretionary matching cash contributions as approved by our Board of Directors. Contributions to the plan for Fiscal 2012, 2011 and 2010 were $676,000, $676,000 and $685,000, respectively.

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
Our repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 18 months, provide that our liability will be the lesser of remaining principal owed by the dealer or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our contingent liability on these repurchase agreements was approximately $165.4 million and $155.5 million at August 25, 2012 and August 27, 2011, respectively.
In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of recreation vehicles to repurchase current inventory if a dealership exits the business. Incremental repurchase exposure beyond existing repurchase agreements, related to dealer inventory in states that we have had historical experience of repurchasing inventory, totaled $5.0 million and $5.7 million at August 25, 2012 and August 27, 2011, respectively.
Our risk of loss related to these repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on the repurchase exposure as previously described, we established an associated loss reserve. Our accrued losses on repurchases were $627,000 as of August 25, 2012 and $1.2 million as of August 27, 2011.
A summary of the activity for the fiscal years stated for repurchased units is as follows:

(Dollars in thousands)	Fiscal 2012	Fiscal 2011	Fiscal 2010
Inventory repurchased:
Units	18	25	4
Dollars	$1,264	$2,431	$300
Inventory resold:
Units	18	25	5
Cash collected	$1,113	$2,144	$328
Loss recognized	$151	$287	$44
Units in ending inventory	—	—	—

Litigation
We are involved in various legal proceedings which are ordinary routine litigation incidental to our business, some of which are covered in whole or in part by insurance. We believe while the final resolution of any such litigation may have an impact on our results for a particular reporting period, the ultimate disposition of such litigation will not have any material adverse effect on our financial position, results of operations or liquidity.
Lease Commitments
We have operating leases for certain land, buildings and equipment. Lease expense was $864,000 for Fiscal 2012 (see Note 19), $642,000 for Fiscal 2011 and $220,000 for Fiscal 2010. Minimum future lease commitments under noncancelable lease agreements in excess of one year as of August 25, 2012 are as follows:

(In thousands)		Amount
Year Ended:	2013	$958
	2014	685
	2015	223
	2016	—
	2017	—
	Total	$1,866

Note 12: Income Taxes
The components of the (benefit) provision for income taxes are as follows:

	Year Ended
(In thousands)	August 25, 2012	August 27, 2011	August 28, 2010
Current
Federal	$468	$588	$(7,694)
State	(584)	(564)	(3,255)
Total current tax provision (benefit)	(116)	24	(10,949)
Deferred
Federal	(33,218)	62	1,260
State	(1,531)	8	184
Total deferred tax (benefit) provision	(34,749)	70	1,444
Total tax (benefit) provision	$(34,865)	$94	$(9,505)

Current Tax (Benefit) Provision
The amount of current federal tax provision noted in the table above for Fiscal 2012 and 2011 represents primarily the estimated federal tax (benefit) payable for those fiscal years in addition to the tax effect of tax planning initiatives recorded during the year. Of the current federal benefit of $7.7 million for Fiscal 2010 reflected in the table above, $5.8 million relates to the carryback of our Fiscal 2009 losses and the remaining benefit relates to settlements of uncertain tax positions as a result of our federal audit. On November 6, 2009, the President of the United States signed into law the Worker, Homeownership, and Business Assistance Act of 2009, which expanded the NOL carryback period from two to five years, allowing us to carryback all Fiscal 2009 NOLs. As a result, we recorded a total tax benefit of $5.8 million in Fiscal 2010 related to the portion of the 2009 NOL that was previously not able to be carried back and reduced the associated valuation allowance.
The state benefit recorded in Fiscal 2012, Fiscal 2011 and Fiscal 2010 is primarily a result of tax planning initiatives recorded during those years.

Deferred Tax (Benefit) Provision
The deferred federal and state tax benefit recorded during Fiscal 2012 is associated with the reduction in valuation allowance on deferred tax assets. During the year, the Company made the determination that a full valuation on the deferred tax assets is no longer required as a result of our analysis that illustrates our ability to utilize the assets in the future. The deferred federal tax expense recorded during Fiscal 2010 is primarily the result of tax planning initiatives and changes in the valuation allowance recorded during that year.

The following is a reconciliation of the US statutory income tax rate to our effective tax rate:

	Year Ended
(A percentage)	August 25, 2012	August 27, 2011	August 28, 2010
US federal statutory rate	34.0%	34.0%	35.0%
State taxes, net of federal benefit	2.5%	2.1%	4.2%
Tax-free and dividend income	(9.7)%	(8.4)%	(136.5)%
Income tax credits	(1.7)%	(4.6)%	—%
Domestic production activities deduction	(1.1)%	(1.3)%	—%
Other permanent items	4.8%	(0.1)%	187.2%
Valuation allowance	(372.8)%	(16.8)%	(735.3)%
Uncertain tax positions settlements and adjustments	(1.6)%	(4.1)%	(430.6)%
Amended state returns	0.6%	—%	(193.4)%
Other	—%	—%	(11.6)%
Effective tax (benefit) provision rate	(345.0)%	0.8%	(1,281.0)%

Significant items comprising our net deferred tax assets are as follows:

	August 25, 2012	August 27, 2011
(In thousands)	Total	Total
Current
Warranty reserves	$2,759	$2,588
Self-insurance reserve	1,556	1,204
Accrued vacation	1,595	1,625
Inventory	186	669
Deferred compensation	1,215	1,022
Miscellaneous reserves	1,142	1,349
Total current	8,453	8,457
Noncurrent
Postretirement health care benefits	16,508	15,087
Deferred compensation	12,416	13,493
Tax credits and NOL carryforwards	2,750	2,755
Unrecognized tax benefit	1,416	1,625
Depreciation	(2,037)	(2,426)
Other	1,036	908
Total noncurrent	32,089	31,442
Total gross deferred tax assets	40,542	39,899
Valuation allowance	(1,569)	(39,250)
Total deferred tax assets	$38,973	$649
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

•
In Fiscal 2009, we established a full valuation allowance on all deferred tax assets due to our three-year historical cumulative losses incurred combined with the uncertain market and economic conditions that reduced our ability to rely on our projections of any future taxable income.

•
In Fiscal 2011, we re-established deferred tax assets of $649,000, primarily due to taxable earnings achieved in Fiscal 2011 which increased the likelihood of realizing a portion of gross deferred tax assets in the future.

•
During the fourth quarter of Fiscal 2012, we evaluated the sustainability of our deferred tax assets which included the assessment of cumulative income or losses over recent prior periods. We determined that $39.0 million of our deferred tax assets were sustainable due to the fact that we are now in a three-year historical cumulative income position as opposed to a three-year historical loss position and have a positive future outlook. This resulted in a tax benefit through the reduction of our valuation allowance. At August 25, 2012, our deferred tax assets included $1.4 million of unused tax credits, which will expire in Fiscal 2014, and $1.4 million of state NOLs that will begin to expire in Fiscal 2013, if not otherwise used by us. A valuation allowance of $1.6 million has been maintained for these assets as it is unlikely that the $1.4 million of tax credits will be utilized before they expire and $200,000 of state NOLs are currently not available to be utilized due to a suspension put in place by that state. Based on ASC 740 guidelines, we determined a valuation allowance of $1.6 million was appropriate as of August 25, 2012.

Unrecognized Tax Benefits
Changes in the unrecognized tax benefits are as follows:

(In thousands)	Fiscal 2012	Fiscal 2011	Fiscal 2010
Unrecognized tax benefits - beginning balance	$(5,387)	$(5,877)	$(9,012)
Gross increases - tax positions in a prior period	—	—	(254)
Gross decreases - tax positions in a prior period	599	490	2,900	(1)
Gross increases - current period tax positions	(440)	—	(57)
Settlements	—	—	546	(2)
Unrecognized tax benefits - ending balance	$(5,228)	$(5,387)	$(5,877)

Accrued interest and penalties (included in unrecognized tax benefits)	$(2,180)	$(2,398)	$(2,509)

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

If the remaining uncertain positions are ultimately favorably resolved, $3.3 million of unrecognized benefits could have a positive impact on our effective tax rate, as the Company has recorded deferred tax assets associated with these positions, and the valuation allowance associated with this liability has been eliminated. It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits into tax expense.
We file tax returns in the US federal jurisdiction, as well as various international and state jurisdictions. Our federal income tax return for Fiscal 2009, with source years 2004 and 2005 as a result of carryback claims, were under examination by the IRS and finalized during Fiscal 2011. This examination was concluded during the fourth quarter of Fiscal 2011, resulting with no changes being recommended by the IRS. Although certain years are no longer subject to examinations by the IRS and various state taxing authorities, NOL carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities if they either have been or will be used in a future period. A number of years may elapse before an uncertain tax position is audited and finally resolved, and it is often very difficult to predict the outcome of such audits. Periodically, various state and local jurisdictions conduct audits, therefore, a variety of years are subject to state and local jurisdiction review.
We do not believe within the next twelve months there will be a significant change in the total amount of unrecognized tax benefits as of August 25, 2012.

Note 13: Non-Operating Income and Expense
Non-operating income consists of:

	Year Ended
(In thousands)	August 25, 2012	August 27, 2011	August 28, 2010
COLI appreciation	$2,788	$3,045	$3,308
COLI death benefits	528	372	—
COLI premiums	(514)	(564)	(571)
COLI interest expense	(1,795)	(1,821)	(1,957)
Total COLI	1,007	1,032	780
Wells Fargo termination fee	—	—	(375)
Line of credit expenses (e.g. commitment fee, unused fee)	(571)	(564)	(592)
Total line of credit expense	(571)	(564)	(967)
Interest income	143	194	420
Gain (loss) on foreign currency transactions	2	(4)	(11)
Total non-operating income	$581	$658	$222

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
Prior to Fiscal 2007, stock-based compensation generally consisted only of stock options. In Fiscal 2007 and Fiscal 2008, we granted restricted time-based share awards to key employees and directors instead of stock options. No stock options or restricted share awards were granted in Fiscal 2010. In Fiscal 2011 we again granted restricted time-based stock awards to key employees and directors. In Fiscal 2012 the Board of Directors granted 50,000 shares of restricted common stock to Robert J. Olson, retiring Executive Chairman of the Board, in recognition of his contributions to the Company during his 43 years of service.
Annual Incentive Plans
For Fiscal 2010, Fiscal 2011 and Fiscal 2012, the Human Resources Committee of our Board of Directors established annual incentive plans for the officers that were to be paid in 2/3 cash and 1/3 restricted stock. Certain financial performance metrics had to be met to achieve payment under these plans; these metrics (diluted EPS and ROIC) were not met for Fiscal 2010 and Fiscal 2011. Certain financial performance metrics (pre-tax income and ROIC) were achieved for Fiscal 2012 under the annual incentive plan thus $459,000 of compensation expense was accrued under this plan at the end of Fiscal 2012 of which $120,000 was stock-based. On October 9, 2012, the Human Resources Committee of the Board of Directors approved the award of 9,606 restricted shares to the officers under the annual incentive plan.  Of the shares granted, we repurchased 2,408 shares from employees who elected to pay their payroll tax via shares as opposed to cash. The restricted stock has a one-year restriction on sale upon award.
Long-Term Incentive Plans
For Fiscal 2010, Fiscal 2011 and Fiscal 2012, the Human Resources Committee of our Board of Directors established three different three-year incentive compensation plans (Officers Long-Term Incentive Plan Fiscal 2010-2012, 2011-2013 and 2012-2014) to serve as an incentive to our senior management team to achieve certain ROE targets. If the ROE target is met, restricted stock will be awarded subsequent to the end of each three year period with a one-year restriction on sale upon award. In the event that we do not achieve the required ROE targets, no restricted stock will be granted. If it becomes probable that certain of the ROE performance targets will be achieved, the corresponding estimated cost of the grant will be recorded as stock-based compensation expense over the performance period. The probability of reaching the targets is evaluated each reporting period. If it becomes probable that certain of the target performance levels will be achieved, a cumulative adjustment will be recorded and future stock-based-compensation expense will increase based on the then projected performance levels. If we later determine that it is not probable that the minimum ROE performance threshold for the grants will be met, no further stock-based compensation cost will be recognized and any previously recognized stock-based compensation cost related to these plans will be reversed.
As of the end of Fiscal 2012, $791,000 of stock-based compensation expense has been accrued for these plans. Specifically, for the 2010-2012 plan, the ROE target was met, thus subsequent to year end, in October 2012 restricted stock was awarded to the officers in this plan. On October 9, 2012, the Human Resources Committee of the Board of Directors approved the award of 25,532 shares to the officers under the 2010-2012 long-term incentive plan.  Of the shares granted, we repurchased 7,295 shares from employees who elected to pay their payroll tax via shares as opposed to cash. The restricted stock has a one-year restriction on sale upon award.
Director's Awards
Non-employee directors may elect to receive all or part of their annual retainer and board fees in the form of Winnebago Industries stock units credited in the form of shares of our common stock instead of cash. The directors are restricted from selling these shares until their retirement. During Fiscal 2012, there were 26,819 stock units awarded to our non-employee directors in lieu of cash compensation. The aggregate intrinsic value of these awards as of August 25, 2012 was $1,294,000 with 117,535 stock units outstanding.

Stock-Based Compensation
Total stock-based compensation expense for the past three fiscal years consisted of the following components:

	Year Ended
(In thousands)	August 25, 2012	August 27, 2011	August 28, 2010
Share awards:
Performance-based annual plan employee award expense	$120	$—	$—
Performance-based long-term plan employee award expense	791	—	—
Time-based employee award expense	685	1,068	370
Time-based directors award expense	87	58	—
Directors stock unit expense	235	189	176
Total stock-based compensation	$1,918	$1,315	$546

Stock Options
A summary of stock option activity for Fiscal 2012, 2011 and 2010 is as follows:

	Year Ended
	August 25, 2012			August 27, 2011			August 28, 2010
	Shares	Price per Share	Wtd. Avg. Exercise Price/Share	Shares	Price per Share	Wtd. Avg. Exercise Price/Share	Shares	Price per Share	Wtd. Avg. Exercise Price/Share
Outstanding at beginning of year	812,983	$18 - $36	$28.84	940,815	$9 - $36	$27.82	1,010,224	$9 - $36	$27.31
Options granted	—	—	—	—	—	—	—	—	—
Options exercised	—	—	—	(9,000)	9 - 11	9.20	(30,500)	9 - 11	9.20
Options canceled	(85,319)	19 - 32	26.81	(118,832)	9 - 32	22.23	(38,909)	9 - 36	29.18
Outstanding at end of year	727,664	$18 - $36	$29.08	812,983	$18 - $36	$28.84	940,815	$9 - $36	$27.82
Exercisable at end of year	727,664	$18 - $36	$29.08	812,983	$18 - $36	$28.84	940,815	$9 - $36	$27.82

The weighted average remaining contractual life for options outstanding and exercisable at August 25, 2012 was 2.1 years. There was no aggregate intrinsic value for the options outstanding and exercisable at August 25, 2012. Other values related to options are as follows:

(In thousands)	Fiscal 2012	Fiscal 2011	Fiscal 2010
Aggregate intrinsic value of options exercised (1)	$—	$53	$156
Net cash proceeds from the exercise of stock options	—	83	280
Actual income tax benefit realized from stock option exercises	—	20	59

(1)	The amount by which the closing price of our stock on the date of exercise exceeded the exercise price.
Share Awards
A summary of share award activity for Fiscal 2012, 2011 and 2010 is as follows:

	Year Ended
	August 25, 2012		August 27, 2011		August 28, 2010
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of year	148,500	$13.49	28,110	$28.21	82,240	$29.97
Granted	50,000	7.96	151,000	13.49	—	—
Vested	(120,044)	11.19	(30,610)	27.01	(53,930)	30.90
Canceled	(7,500)	13.49	—	—	(200)	28.21
End of year	70,956	$13.49	148,500	$13.49	28,110	$28.21

The aggregate intrinsic value of awards outstanding at August 25, 2012 was $781,000.
As of August 25, 2012, there was $474,000 of unrecognized compensation expense related to restricted stock awards that is expected to be recognized over a weighted average period of 1.5 years. The total fair value of awards vested during Fiscal 2012, 2011 and 2010 was $1.2 million, $582,000 and $1.7 million, respectively.

The Human Resources Committee of the Board of Directors of Winnebago Industries, Inc. recommended the award of, and on October 10, 2012, the full Board of Directors approved the award of, grants of 141,600 shares of our restricted common stock under the Plan to our key management group (approximately 60 employees). The Board of Directors also granted 14,000 shares of our restricted common stock to the non-management members of the Board.

The value of the restricted stock is based on the closing price of our common stock on the date of grant, which was $12.20. The fair value of this award to employees is amortized on a straight-line basis over the requisite service period of three years or to an employee's eligible retirement date, if earlier; thus restricted stock awards are expensed immediately upon grant for retirement-eligible employees. Estimated non-cash stock compensation expense based on this restricted stock grant will be approximately $550,000 for the first quarter of Fiscal 2013 and $850,000 for Fiscal 2013.

Note 15: Net Revenues Classifications
Net revenue by product class:

	Year Ended
(In thousands)	August 25, 2012		August 27, 2011		August 28, 2010
Motor homes	$483,532	83.1%	$443,232	89.3%	$415,277	92.4%
Towables	56,784	9.8%	16,712	3.4%	—	—%
Motor home parts and services	12,661	2.2%	13,105	2.6%	13,655	3.0%
Other manufactured products	28,702	4.9%	23,369	4.7%	20,552	4.6%
Total net revenues	$581,679	100.0%	$496,418	100.0%	$449,484	100.0%

Net revenue by geographic area:

	Year Ended
(In thousands)	August 25, 2012		August 27, 2011		August 28, 2010
United States	$522,515	89.8%	$446,616	90.0%	$413,154	91.9%
International	59,164	10.2%	49,802	10.0%	36,330	8.1%
Total net revenues	$581,679	100.0%	$496,418	100.0%	$449,484	100.0%

Note 16: Earnings Per Share
The following table reflects the calculation of basic and diluted income per share for the past three fiscal years:

	Year Ended
(In thousands, except per share data)	August 25, 2012	August 27, 2011	August 28, 2010
Income per share - basic
Net income	$44,972	$11,843	$10,247
Weighted average shares outstanding	29,145	29,121	29,091
Net income per share - basic	$1.54	$0.41	$0.35

Income per share - assuming dilution
Net income	$44,972	$11,843	$10,247
Weighted average shares outstanding	29,145	29,121	29,091
Dilutive impact of awards and options outstanding	62	27	10
Weighted average shares and potential dilutive shares outstanding	29,207	29,148	29,101
Net income per share - assuming dilution	$1.54	$0.41	$0.35

For the fiscal years ended August 25, 2012, August 27, 2011 and August 28, 2010, there were options outstanding to purchase 727,664 shares, 812,983 shares and 927,815 shares, respectively, of common stock at an average price of $29.08, $28.84 and $28.08, respectively, which were not included in the computation of diluted income per share because they are considered anti-dilutive under the treasury stock method per ASC 260, Earnings Per Share.

Note 17: Interim Financial Information (Unaudited)

Fiscal 2012	Quarter Ended
(In thousands, except per share data)	November 26, 2011	February 25, 2012	May 26, 2012	August 25, 2012
Net revenues	$131,837	$131,600	$155,709	$162,533
Gross profit	8,496	6,846	12,071	16,267
Operating income (loss)	627	(1,164)	3,527	6,536
Net income (loss)	1,035	(912)	3,941	40,908
Net income (loss) per share (basic)	0.04	(0.03)	0.13	1.41
Net income (loss) per share (diluted)	0.04	(0.03)	0.13	1.41

Fiscal 2011	Quarter Ended
(In thousands, except per share data)	November 27, 2010	February 26, 2011	May 28, 2011	August 27, 2011
Net revenues	$123,711	$106,593	$135,568	$130,546
Gross profit	11,199	11,324	8,703	8,528
Operating income	4,925	4,050	538	1,766
Net income	3,786	3,315	1,195	3,547
Net income per share (basic)	0.13	0.11	0.04	0.12
Net income per share (diluted)	0.13	0.11	0.04	0.12
Note 18: Comprehensive Income

Comprehensive income, net of tax, consists of:

	Year Ended
(In thousands)	August 25, 2012	August 27, 2011	August 28, 2010
Net income	$44,972	$11,843	$10,247
Unrealized (depreciation) appreciation of investments	(314)	(5)	213
Amortization of actuarial loss	644	685	548
(Increase) decrease in actuarial loss	(3,630)	245	(3,451)
Plan amendment	2,869	—	—
Amortization of prior service credit	(2,801)	(2,621)	(2,608)
Comprehensive income	$41,740	$10,147	$4,949

Components of accumulated other comprehensive loss, net of tax, were:

	As Of
(In thousands)	August 25, 2012	August 27, 2011
Impairment of investments	$(359)	$(46)
Actuarial loss	(14,439)	(11,452)
Prior service benefit	11,112	11,044
Accumulated other comprehensive loss	$(3,686)	$(454)

Note 19: Related Party Transactions

The president of our Towables operation and former majority owner of SunnyBrook is a majority owner of FFT Land Management which leased manufacturing and office space to us in Middlebury, Indiana from January 1, 2011 to December 31, 2015 with annual payments of $660,000. For the twelve months ended August 25, 2012 and the eight months ended August 27, 2011, we recorded rent expense associated with the lease of $660,000 and $440,000, respectively. We believe that the lease agreement terms are similar to those that would result from arm's-length negotiations between unrelated parties.

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
Evaluation of Internal Control Over Financial Reporting
Management's report on internal control over financial reporting as of August 25, 2012 is included within Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference. The report of Deloitte & Touche LLP on the effectiveness of internal control over financial reporting is included within Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
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

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Reference is made to the table entitled "Executive Officers of the Registrant" in Part I of this report and to the information included under the captions "Board of Directors, Committees of the Board and Corporate Governance", "Section 16(a) Beneficial Ownership Reporting Compliance", "Election of Directors" and "Fiscal Year 2013 Shareholder Proposals" in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 18, 2012, which information is incorporated by reference herein.
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

Item 11. Executive Compensation
Reference is made to the information included under the captions "Director Compensation" and "Executive Compensation" in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 18, 2012, which information is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Reference is made to the table entitled "Equity Compensation Plan Information" in Part II of this report and to the share ownership information included under the caption "Voting Securities and Principal Holders Thereof" in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 18, 2012, which information is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Reference is made to the information included under the caption "Board of Directors, Committees of the Board and Corporate Governance" in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 18, 2012, which information is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services
Reference is made to the information included under the caption "Independent Registered Public Accountants Fees and Services" in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 18, 2012 which information is incorporated by reference herein.

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

3.	Exhibits: See Exhibit Index on pages 54-56.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.

By	/s/ Randy J. Potts
Randy J. Potts

Chief Executive Officer, President, Chairman of the Board
(Principal Executive Officer)
Date: October 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on, October 23, 2012, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Capacity

/s/ Randy J. Potts
Randy J. Potts	Chief Executive Officer, President, Chairman of the Board (Principal Executive Officer)

/s/ Sarah N. Nielsen
Sarah N. Nielsen	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Irvin E. Aal
Irvin E. Aal	Director

/s/ Robert M. Chiusano
Robert M. Chiusano	Director

/s/ Jerry N. Currie
Jerry N. Currie	Director

/s/ Lawrence A. Erickson
Lawrence A. Erickson	Director

/s/ Gerald C. Kitch
Gerald C. Kitch	Director

/s/ Robert J. Olson
Robert J. Olson	Director

/s/ Mark T. Schroepfer
Mark T. Schroepfer	Director

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

10a.
Winnebago Industries, Inc. Deferred Compensation Plan previously filed with the Registrant's Quarterly Report on Form 10‑Q for the quarter ended March 2, 1991 (Commission File Number 001-06403), and incorporated by reference herein and the Amendment dated June 29, 1995 previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 26, 1995 (Commission File Number 001-06403) and incorporated by reference herein.*

10b.
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
Winnebago Industries, Inc. Officers' Long-Term Incentive Plan, fiscal three-year period 2010, 2011 and 2012 previously filed with the Registrant's Current Report on Form 8-K dated June 24, 2009 (Commission File Number 001-06403) and incorporated by reference herein.*

10l. Winnebago Industries, Inc. Officers' Long-Term Incentive Plan, fiscal three-year period 2011, 2012 and 2013 previously filed with the Registrant's Current Report on Form 8-K dated July 22, 2010 (Commission File Number 001-06403) and incorporated by reference herein.*

10m. Winnebago Industries, Inc. Officers' Long-Term Incentive Plan, fiscal three-year period 2012, 2013 and 2014 previously filed with the Registrant's Current Report on Form 8-K dated June 21, 2011 (Commission File Number 001-06403) and incorporated by reference herein.*
10n. Winnebago Industries, Inc. Officers' Long-Term Incentive Plan, fiscal three-year period 2013, 2014 and 2015 previously filed with the Registrant's Current Report on Form 8-K dated June 20, 2012 (Commission File Number 001-06403) and incorporated by reference herein.*

10o.
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
Executive Change of Control Agreement dated May 3, 2010 between Winnebago Industries, Inc. and Daryl W. Krieger previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 29, 2010 (Commission File Number 001-06403) and incorporated by reference herein.*

10t.
Executive Change of Control Agreement dated August 1, 2011 between Winnebago Industries, Inc. and Donald L. Heidemann previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 27, 2011 (Commission File Number 001-06403) and incorporated by reference herein.*

10u.	Executive Change of Control between Winnebago Industries, Inc. and Raymond M. Beebe dated June 1, 2012.*

10v.	Executive Change of Control between Winnebago Industries, Inc. and Steven S. Degnan dated June 20, 2012.*

10w.	Executive Change of Control between Winnebago Industries, Inc. and Scott C. Folkers dated June 20, 2012.*

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
Winnebago Industries, Inc. Officers' Incentive Compensation Plan for Fiscal 2013 previously filed with the Registrant's Current Report on Form 8-K dated June 20, 2012 (Commission File Number 001-06403) and incorporated by reference herein.*

14.1
Winnebago Industries, Inc. Code of Ethics for CEO and Senior Financial Officers previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 30, 2003 (Commission File Number 001-06403) and incorporated by reference herein.

21.	List of Subsidiaries.

23.	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 23, 2012.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 23, 2012.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated October 23, 2012.

32.2	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-

Oxley Act of 2002 dated October 23, 2012.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Management contract or compensation plan or arrangement.
**Attached as Exhibit 101 to this report are the following financial statements from our Annual Report on Form 10-K for the year ended August 25, 2012 formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements Stockholders' Equity, (iv) the Consolidated Statement of Cash Flows, and (v) related notes to these financial statements. Such exhibits are deemed furnished and not filed pursuant to Rule 406T of Regulation S-T.

ITEM 6. 11-Year Selected Financial Data
(In thousands, except percent and per share data) (Adjusted for the 2-for-1 stock split on March 5, 2004)	Aug 25, 2012	Aug 27, 2011	Aug 28, 2010	Aug 29, 2009
For the Year
Net revenues	$581,679	$496,418	$449,484	$211,519
Income (loss) before taxes	10,107	11,937	742	(58,063)
Pretax profit (loss) percent of revenue	1.7%	2.4%	0.2%	(27.4)%
(Benefit) provision for income taxes	(34,865)	94	(9,505)	20,703
Income tax (benefit) rate	(345.0)%	0.8%	(1,281.0)%	35.7%
Income (loss) from continuing operations	44,972	11,843	10,247	(78,766)
Income from discontinued operations (2)	—	—	—	—
Net income (loss)	$44,972	$11,843	$10,247	$(78,766)
Income (loss) per share
Continuing operations
Basic	$1.54	$0.41	$0.35	$(2.71)
Diluted	1.54	0.41	0.35	(2.71)
Discontinued operations
Basic	—	—	—	—
Diluted	—	—	—	—
Net income (loss) per share
Basic	$1.54	$0.41	$0.35	$(2.71)
Diluted	1.54	0.41	0.35	(2.71)
Weighted average common shares outstanding (in thousands)
Basic	29,145	29,121	29,091	29,040
Diluted	29,207	29,148	29,101	29,051
Cash dividends paid per share	$—	$—	$—	$0.12
Book value per share	5.05	3.73	3.35	3.17
Return on assets (ROA) (3)	17.1%	5.1%	4.6%	(30)%
Return on equity (ROE) (4)	35.5%	11.5%	10.8%	(59.2)%
Return on invested capital (ROIC) (5)	31.9%	10.7%	8.4%	(41.9)%
Unit sales
Class A	2,579	2,436	2,452	822
Class B	319	103	236	149
Class C	1,744	1,856	1,745	1,225
Total motor homes	4,642	4,395	4,433	2,196
Travel trailers	1,372	575	—	—
Fifth wheels	966	194	—	—
Total towables	2,338	769	—	—
At Year End
Total assets	$286,072	$239,927	$227,357	$220,466
Stockholders' equity	144,691	108,730	97,527	92,331
Market capitalization	315,481	208,027	263,492	337,991
Working capital	126,050	113,536	91,345	79,460
Current ratio	3.1 to 1	3.2 to 1	2.8 to 1	2.6 to 1
Number of employees	2,380	2,130	1,950	1,630
Motor home dealer inventory	1,927	1,958	2,044	1,694
Towables dealer inventory	1,365	966	—	—

(1)	The fiscal years ended August 31, 2002 and August 30, 2008 contained 53 weeks; all other fiscal years contained 52 weeks.
(2)Includes discontinued operations of Winnebago Acceptance Corporation for all years presented.

Aug 28, 2008 (1)	Aug 25, 2007	Aug. 26, 2006	Aug 27, 2005	Aug 28, 2004	Aug 30, 2003	Aug 2, 2002(1)

$604,352	$870,152	$864,403	$991,975	$1,114,154	$845,210	$825,269
(5,441)	61,409	68,195	100,890	112,234	78,693	81,324
(0.9)%	7.1%	7.9%	10.2%	10.1%	9.3%	9.9%
(8,225)	19,845	23,451	35,817	41,593	29,961	28,431
(151.2)%	32.3%	34.4%	35.5%	37.1%	38.1%	35%
2,784	41,564	44,744	65,073	70,641	48,732	52,893
—	—	—	—	—	1,152	1,778
$2,784	$41,564	$44,744	$65,073	$70,641	$49,884	$54,671

0.10	1.33	1.39	1.95	2.06	1.35	1.37
0.10	1.32	1.37	1.92	2.03	1.33	1.34

—	—	—	—	—	0.03	0.04
—	—	—	—	—	0.03	0.04

$0.10	$1.33	$1.39	$1.95	$2.06	$1.38	$1.41
0.10	1.32	1.37	1.92	2.03	1.36	1.38

29,093	31,162	32,265	33,382	34,214	36,974	39,898
29,144	31,415	32,550	33,812	34,789	37,636	40,768
$0.48	$0.40	$0.36	$0.28	$0.20	$0.10	$0.10
5.98	7.05	7.01	7.15	6.01	5.78	4.81
0.8%	11.1%	11.2%	16.1%	18.3%	14%	15.9%
1.5%	19.5%	19.7%	29.7%	34.4%	25.6%	28.2%
1.1%	15.1%	15.4%	23%	31.4%	25.5%	29.1%

3,029	5,031	4,455	6,674	8,108	6,705	6,725
140	—	—	—	—	308	763
3,238	4,438	5,388	3,963	4,408	4,021	4,329
6,407	9,469	9,843	10,637	12,516	11,034	11,817
—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—

$305,455	$366,510	$384,715	$412,960	$394,556	$377,462	$337,077
173,924	208,354	218,322	235,887	201,875	210,626	179,815
329,956	821,282	884,789	1,073,165	1,071,570	898,010	713,500
108,548	168,863	187,038	197,469	164,175	164,017	144,303
3.0 to 1	2.9 to 1	3.3 to 1	3.2 to 1	2.6 to 1	2.8 to 1	2.6 to 1
2,250	3,310	3,150	3,610	4,220	3,750	3,685
3,551	4,471	4,733	4,794	4,978	3,945	4,000
—	—	—	—	—	—	—

(3)	Includes discontinued operations of Winnebago Acceptance Corporation for all years presented.

(4)	ROE - Current period net income divided by average equity balance using current and previous ending periods.

(5)	ROIC - Current period net income divided by average invested capital (total assets minus cash and non-interest bearing current liabilities) using current ending periods.

BOARD OF DIRECTORS
Randy J. Potts (53)
President, Chief Executive Officer,
     and Chairman of the Board
Winnebago Industries, Inc.

Robert J. Olson (61)
Former President, Chief Executive Officer,
     and Chairman of the Board
Winnebago Industries, Inc.

Irvin E. Aal (73) 1,3*
Former General Manager
Case Tyler Business Unit of CNH Global

Robert M. Chiusano (61) 2
Former Executive Vice President and Chief
     Operating Officer - Commercial Systems
Rockwell Collins, Inc.

Jerry N. Currie (67) 1,3
President and Chief Executive Officer
CURRIES Company

Lawrence A. Erickson (63) 1**,2
Former Senior Vice President and Chief
     Financial Officer
Rockwell Collins, Inc.

Gerald C. Kitch (74) *,2*,3
Former Executive Vice President
Pentair, Inc.

Mark T. Schroepfer (65) 1
Former President and Chief Executive Officer
Lincoln Industrial Corp

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
Suite 2800
50 South Sixth Street
Minneapolis, Minnesota 55402-1538
(612) 397-4000

NYSE Annual CEO Certification and Sarbanes-Oxley Section 302 Certifications
We submitted the annual Chief Executive Officer Certification to the New York Stock Exchange (NYSE) as required under the corporate governance rules of the NYSE. We also filed as exhibits to our 2012 Annual Report on Form 10-K, the Chief Executive Officer and Chief Financial Officer certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

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

OFFICERS

Randy J. Potts (53)
Chief Executive Officer and President

Steven S. Degnan (47)
Vice President, Sales and Marketing

Scott C. Folkers (50)
Vice President, General Counsel and Secretary

Robert J. Gossett (61)
Vice President, Administration

Daryl W. Krieger (49)
Vice President, Manufacturing

Sarah N. Nielsen (39)
Vice President, Chief Financial Officer

William J. O'Leary (63)
Vice President, Product Development

Donald L. Heidemann (40)
Treasurer/Director of Finance

Number of Shareholders of Record
As of October 9, 2012, Winnebago Industries had 3,343 shareholders of record.

Dividends Paid
No dividends were paid in Fiscal 2012. Cash dividend payments were suspended starting with the second quarter of Fiscal 2009.

Shareholder Account Assistance
Transfer Agent to contact for address changes, account certificates and stock holdings:

Wells Fargo Shareowner Services
P.O. Box 64854
St. Paul, Minnesota 55164-0854 or
1110 Centre Pointe Curve, Suite 101
Mendota Heights, MN 55120
Telephone: (800) 468-9716 or (651) 450-4064
Inquiries:
www.wellsfargo.com/shareownerservices

Annual Meeting
The Annual Meeting of Shareholders is scheduled to be held on Tuesday, December 18, 2012 at 4:00 p.m. (CST) in Winnebago Industries' South Office Complex Theater, 605 W. Crystal Lake Road, Forest City, Iowa.

The Letter to Shareholders contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements are inherently uncertain. A number of factors could cause actual results to differ materially from these statements. These factors are included under “Item 1A. Risk Factors” in Part 1 of the accompanying Annual Report on Form 10-K. Other risk factors that may emerge in the future as significant risks or uncertainties to Winnebago Industries will be disclosed in a future Quarterly Report on Form 10-Q or Current Report on Form 8-K.