Form 10-Q
period 2012-12-01
WINNEBAGO INDUSTRIES INC
filed 2013-01-04
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 1, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, par value $0.50 per share, outstanding January 3, 2013 was 28,105,645.

Winnebago Industries, Inc.

Glossary

The following terms and abbreviations appear in the text of this report and are defined as follows:

ARS	Auction Rate Securities
ASC	Accounting Standards Codification
ASP	Average Sales Price
ASU	Accounting Standards Update
COLI	Company Owned Life Insurance
Credit Agreement	Credit Agreement dated as of October 31, 2012 by and between Winnebago Industries, Inc. and Winnebago of Indiana LLC, as borrowers, and General Electric Capital Corporation, as Agent
DCF	Discounted Cash Flow
FASB	Financial Accounting Standards Board
FIFO	First In, First Out
GAAP	Generally Accepted Accounting Principles
GECC	General Electric Capital Corporation
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
LIFO	Last In, First Out
Loan Agreement	Loan and Security Agreement dated October 13, 2009 by and between Winnebago Industries, Inc. and Wells Fargo Bank, National Association, as successor to Burdale Capital Finance, Inc., as Agent
NMF	Non-Meaningful Figure
NYSE	New York Stock Exchange
RV	Recreation Vehicle
RVIA	Recreation Vehicle Industry Association
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
Stat Surveys	Statistical Surveys, Inc.
SunnyBrook	SunnyBrook RV, Inc.
Towables	Winnebago of Indiana, LLC, a wholly-owned subsidiary of Winnebago Industries, Inc.
US	United States of America
XBRL	eXtensible Business Reporting Language

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Winnebago Industries, Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Income

	Quarter Ended
(In thousands, except per share data)	December 1, 2012	November 26, 2011
Net revenues	$193,554	$131,837
Cost of goods sold	172,807	123,341
Gross profit	20,747	8,496
Operating expenses:
Selling	4,961	4,162
General and administrative	5,812	3,707
Loss on sale of asset held for sale	28	—
Total operating expenses	10,801	7,869
Operating income	9,946	627
Non-operating income	614	257
Income before income taxes	10,560	884
Provision (benefit) for taxes	3,169	(151)
Net income	$7,391	$1,035

Income per common share:
Basic	$0.26	$0.04
Diluted	$0.26	$0.04

Weighted average common shares outstanding:
Basic	28,301	29,138
Diluted	28,361	29,212

Net income	$7,391	$1,035
Other comprehensive income (loss):
Amortization of prior service credit (net of tax of $442 and $380)	(734)	(631)
Amortization of net actuarial loss (net of tax of $149 and $93)	253	155
Unrealized depreciation of investments (net of tax of $0 and $47)	(1)	(78)
Total other comprehensive loss	(482)	(554)
Comprehensive income	$6,909	$481

See notes to consolidated financial statements.

Winnebago Industries, Inc.
Unaudited Consolidated Balance Sheets

(In thousands, except per share data)	December 1, 2012	August 25, 2012
Assets
Current assets:
Cash and cash equivalents	$44,075	$62,683
Short-term investments	250	—
Receivables, less allowance for doubtful accounts ($178 and $175)	24,643	22,726
Inventories	106,363	87,094
Prepaid expenses and other assets	7,818	4,509
Income taxes receivable	1,603	1,603
Deferred income taxes	8,482	8,453
Total current assets	193,234	187,068
Property, plant and equipment, net	20,127	19,978
Assets held for sale	—	550
Long-term investments	8,823	9,074
Investment in life insurance	24,296	23,127
Deferred income taxes	30,531	30,520
Goodwill	1,228	1,228
Amortizable intangible assets	620	641
Other assets	12,912	13,886
Total assets	$291,771	$286,072

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$28,536	$24,920
Income taxes payable	3,402	348
Accrued expenses:
Accrued compensation	15,780	16,038
Product warranties	7,549	6,990
Self-insurance	4,117	4,137
Accrued loss on repurchases	740	627
Promotional	2,397	2,661
Other	4,200	5,297
Total current liabilities	66,721	61,018
Total long-term liabilities:
Unrecognized tax benefits	5,076	5,228
Postretirement health care and deferred compensations benefits	74,426	75,135
Total long-term liabilities	79,502	80,363
Contingent liabilities and commitments
Stockholders' equity:
Capital stock common, par value $0.50; authorized 60,000 shares, issued 51,776 shares	25,888	25,888
Additional paid-in capital	28,965	28,496
Retained earnings	484,881	477,490
Accumulated other comprehensive loss	(4,168)	(3,686)
Treasury stock, at cost (23,676 and 23,122 shares)	(390,018)	(383,497)
Total stockholders' equity	145,548	144,691
Total liabilities and stockholders' equity	$291,771	$286,072

See notes to consolidated financial statements.

Winnebago Industries, Inc.
Unaudited Consolidated Statements of Cash Flows

	Quarter Ended
(In thousands)	December 1, 2012	November 26, 2011
Operating activities:
Net income	$7,391	$1,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,147	1,311
LIFO expense	352	328
Stock-based compensation	687	177
Deferred income taxes including valuation allowance	(40)	(677)
Postretirement benefit income and deferred compensation expense	221	294
Provision for doubtful accounts	3	10
(Gain) loss on disposal of property	(3)	6
Gain on life insurance	(509)	(195)
Other	—	16
Increase in cash surrender value of life insurance policies	(383)	(256)
Change in assets and liabilities:
Inventories	(19,621)	3,647
Receivables, prepaid and other assets	(4,107)	4,525
Income taxes and unrecognized tax benefits	3,195	495
Accounts payable and accrued expenses	2,521	(8,597)
Postretirement and deferred compensation benefits	(1,177)	(959)
Net cash (used in) provided by operating activities	(10,323)	1,160

Investing activities:
Proceeds from the sale of investments, at par	—	500
Proceeds from life insurance	974	643
Purchases of property and equipment	(1,273)	(456)
Proceeds from the sale of property	566	—
Payments of COLI borrowings	(1,371)	—
Other	129	112
Net cash (used in) provided by investing activities	(975)	799

Financing activities:
Payments for purchases of common stock	(7,177)	—
Other	(133)	33
Net cash (used in) provided by financing activities	(7,310)	33

Net (decrease) increase in cash and cash equivalents	(18,608)	1,992
Cash and cash equivalents at beginning of period	62,683	69,307
Cash and cash equivalents at end of period	$44,075	$71,299

Supplement cash flow disclosure:
Income taxes paid	$13	$31

See notes to consolidated financial statements.

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

In our opinion, the accompanying condensed unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly our consolidated financial position as of December 1, 2012 and the consolidated results of operations and comprehensive income and consolidated cash flows for the first three months of Fiscal 2013 and 2012. The consolidated statement of operations and comprehensive income for the first three months of Fiscal 2013 is not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet data as of August 25, 2012 was derived from audited financial statements, but does not include all of the information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the fiscal year ended August 25, 2012.

Fiscal Period
We follow a 52-/53-week fiscal year, ending the last Saturday in August. Fiscal 2013 is a 53-week fiscal year and the first quarter ending December 1, 2012 was a 14-week quarter. Fiscal 2012 was a 52-week year and the first quarter ending November 26, 2011 was a 13-week quarter.

New Accounting Pronouncements
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which revised the manner in which entities present comprehensive income in their financial statements. Specifically, the new guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. While the new guidance changed the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income. ASU 2011-05 is effective for fiscal years beginning after December 15, 2011 (our Fiscal 2013). We adopted this guidance as of December 1, 2012, and have presented total comprehensive income in our Unaudited Consolidated Statements of Operations and Comprehensive Income.

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

Note 2: Concentration Risk
One of our dealer organizations, FreedomRoads, LLC, accounted for 28.3% and 25.9% of our consolidated net revenue in the first quarters of Fiscal 2013 and Fiscal 2012, respectively. The loss of this dealer organization could have a significant adverse effect on our business. In addition, deterioration in the liquidity or creditworthiness of FreedomRoads, LLC could negatively impact our sales and could trigger repurchase obligations under our repurchase agreements.

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

Cash Equivalents
The carrying value of cash equivalents approximates fair value as original maturities are less than three months. Our cash equivalents are comprised of money market funds traded in an active market with no restrictions.

The following tables set forth by level within the fair value hierarchy our financial assets that were accounted for at fair value on a recurring basis at December 1, 2012 and August 25, 2012 according to the valuation techniques we used to determine their fair values:

	Fair Value at December 1, 2012	Fair Value Measurements Using Inputs Considered As
(In thousands)		Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs
Short-term investments:
Student loan ARS with pending redemption	$250	$—	$250	$—
Long-term investments:
Student loan ARS	8,823	—	—	8,823
Assets that fund deferred compensation:
Domestic equity funds	7,853	7,853	—	—
International equity funds	999	999	—	—
Fixed income funds	488	488	—	—
Total assets at fair value	$18,413	$9,340	$250	$8,823

	Fair Value at August 25, 2012	Fair Value Measurements Using Inputs Considered As
(In thousands)		Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs
Long-term investments:
Student loan ARS	$9,074	$—	$—	$9,074
Assets that fund deferred compensation:
Domestic equity funds	7,924	7,924	—	—
International equity funds	957	957	—	—
Fixed income funds	487	487	—	—
Total assets at fair value	$18,442	$9,368	$—	$9,074

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

(In thousands)	December 1, 2012	November 26, 2011
Balance at beginning of period	$9,074	$10,627
Transfer to Level 2	(250)	(250)
Net change included in other comprehensive income	(1)	(124)
Sales	—	(500)
Balance at end of period	$8,823	$9,753
The following table presents quantitative information regarding unobservable inputs that were significant to the valuation of assets measured at fair value on a recurring basis at December 1, 2012 using Level 3 inputs:

				Range
(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Low	High
Student loan ARS	$8,823	DCF	Projected ARS yield	1.97%	2.10%
			Discount for lack of marketability	2.95%	3.43%

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Long-Term and Short-Term Investments
Our long-term and short-term investments are comprised of our ARS as described in Note 4. Our long-term ARS investments are classified as Level 3, as quoted prices were unavailable due to events described in Note 4. Due to limited market information, we utilized a DCF model to derive an estimate of fair value for the ARS at December 1, 2012. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place and the rate of return required by investors to own such securities given the current liquidity risk associated with ARS. All of our short-term ARS portfolio is classified as Level 2 as they are also in an inactive market, but inputs other than quoted prices were observable and used to value the securities.
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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Our non-financial assets, which include goodwill, intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, we must evaluate the non-financial asset for impairment. If an impairment did occur, the asset is required to be recorded at the estimated fair value. During the first quarter of Fiscal 2013, no impairments were recorded for non-financial assets.

Note 4: Investments
We own investments in marketable securities that have been designated as "available for sale" in accordance with ASC 320, Investments - Debt and Equity Securities. Available for sale securities are carried at fair value with the unrealized gains and losses reported in "Accumulated Other Comprehensive Income," a component of stockholders' equity.

At December 1, 2012, we held $9.7 million (par value) of tax-exempt ARS, which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through Dutch auctions that are typically held every 7, 28 or 35 days. Prior to February 2008, these securities traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually. The ARS we hold are rated AAA by Standard & Poor's Ratings Services and AAA to A by Fitch Ratings, and are collateralized by student loans guaranteed by the US Government under the Federal Family Education Loan Program.

Since February 2008, most ARS auctions have failed and there is no assurance that future auctions for our ARS will succeed and, as a result, our ability to liquidate our investment and fully recover the par value in the near term may be limited or nonexistent. We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default. We have continued to receive interest payments on the ARS in accordance with their terms. We believe we will ultimately be able to liquidate our ARS related investments without significant loss primarily due to the collateral securing the ARS, but also due to the partial redemptions we have received over the last three fiscal years at par value. However, redemption could take until final maturity of the ARS (up to 29 years) to realize the par value of our investments. Due to the changes and uncertainty in the ARS market, we believe the recovery period for these investments is likely to be longer than 12 months and as a result, we have classified these investments as long-term as of December 1, 2012. During the first quarter of Fiscal 2013 we received notice of a partial redemption on a particular ARS with payment received on December 4, 2012. As a result, of the total $9.7 million of ARS investments, we have classified $9.4 million (par value) as long-term with the remaining amount of $250,000 classified as short-term investments as of December 1, 2012.

At December 1, 2012, there was insufficient observable ARS market information available to determine the fair value of our ARS investments. Therefore, we estimated fair value by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, final stated maturities, estimates on the probability of the issue being called prior to final maturity, impact due to extended periods of maximum auction rates and broker quotes from independent evaluators. Based on this analysis, we recorded an unrealized temporary impairment of $577,000 in accumulated other comprehensive income before tax considerations related to our long-term ARS investments of $9.4 million (par value) at December 1, 2012.

Note 5: Inventories
Inventories consist of the following:

(In thousands)	December 1, 2012	August 25, 2012
Finished goods	$34,443	$30,054
Work-in-process	58,238	45,240
Raw materials	45,058	42,824
Total	137,739	118,118
LIFO reserve	(31,376)	(31,024)
Total inventories	$106,363	$87,094
The above value of inventories, before reduction for the LIFO reserve, approximates replacement cost. Of the $137.7 million and $118.1 million inventory at December 1, 2012 and August 25, 2012, respectively, $127.9 million and $110.1 million is valued on a LIFO basis. Towables inventory of $9.8 million and $8.0 million at December 1, 2012 and August 25, 2012, respectively, is valued on a FIFO basis.

Note 6: Property, Plant and Equipment and Assets Held for Sale
Property, plant and equipment is stated at cost, net of accumulated depreciation and consists of the following:

(In thousands)	December 1, 2012	August 25, 2012
Land	$757	$757
Buildings and building improvements	49,928	49,641
Machinery and equipment	91,378	90,775
Transportation	8,839	8,858
Total property, plant and equipment, gross	150,902	150,031
Less accumulated depreciation	(130,775)	(130,053)
Total property, plant and equipment, net	$20,127	$19,978

Assets Held for Sale
During the first quarter of Fiscal 2013, an idled fiberglass facility in Hampton, Iowa classified as held for sale, was sold. The sale was finalized on August 30, 2012 and generated $550,000 in gross proceeds, selling costs of $28,000 and a loss of $28,000.

Note 7: Goodwill and Amortizable Intangible Assets

Goodwill and intangible assets are the result of the acquisition of SunnyBrook during Fiscal 2011. Goodwill of $1.2 million is not subject to amortization for financial statement purposes, but is amortizable for tax return purposes. Amortizable intangible assets are amortized on a straight-line basis. The weighted average remaining amortization period at December 1, 2012 is 7.9 years.

Goodwill is reviewed for impairment annually or whenever events or circumstances indicate a potential impairment. Intangible assets are also subject to impairment tests whenever events or circumstances indicate that the asset's carrying value may exceed its estimated fair value, at which time an impairment would be recorded.

Amortizable intangible assets consist of the following:

	December 1, 2012		August 25, 2012
(In thousands)	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Dealer network	$534	$102	$534	$88
Trademarks	196	38	196	32
Non-compete agreement	40	11	40	10
Total	$770	$151	$770	$130

Estimated amortization expense of intangible assets for next five fiscal years is as follows:

(In thousands)		Amount
Year Ended:	2014	$79
	2015	79
	2016	79
	2017	79
	2018	79

Note 8: Credit Facilities
On October 13, 2012, we terminated our Loan Agreement with Wells Fargo Bank, National Association in accordance with its terms. There was no termination fee associated with this agreement, and no borrowings had been made.
On October 31, 2012, we entered into the Credit Agreement with GECC. The Credit Agreement provides for an initial $35.0 million revolving credit facility based on the Company's eligible inventory and expires on October 31, 2015, unless terminated earlier in accordance with its terms. There is no termination fee associated with the Credit Agreement.
The Credit Agreement contains no financial covenant restrictions for borrowings where we have excess borrowing availability under the facility of greater than $5.0 million. The Credit Agreement requires us to comply with a fixed charge ratio if excess borrowing availability under the facility is less than $5.0 million or if we repurchase more than $25.0 million of company stock within the first twelve months of the date of the Credit Agreement. In addition the Credit Agreement also includes a framework to expand the size of the facility up to $50.0 million, based on mutually agreeable terms at the time of the expansion. Interest on loans made under the new facility will be based on LIBOR plus a margin of 3.0%. The initial unused line fee associated with the Credit Agreement is 0.5% per annum and has the ability to be lowered based upon facility usage.
The Credit Agreement contains typical affirmative representations and covenants for a credit agreement of this size and nature. Additionally, the Credit Agreement contains negative covenants limiting our ability, among other things, to incur debt, grant liens, make acquisitions, make certain investments, pay certain dividends and distributions, engage in mergers, consolidations or acquisitions and sell certain assets. Obligations under the Credit Agreement are secured by a security interest in all of our accounts and other receivables, chattel paper, documents, deposit accounts, instruments, equipment, inventory, investment property, leasehold interest, cash and cash equivalents, letter-of-credit rights, most real property and fixtures and certain other business assets. No borrowings have been made under the Credit Agreement as of December 1, 2012 .
Note 9: Warranty

We provide our motorhome customers a comprehensive 12-month/15,000-mile warranty on our Class A, B and C motorhomes, and a 3-year/36,000-mile structural warranty on Class A and C sidewalls and floors. We provide a comprehensive 12-month warranty on all towable products. We have also incurred costs for certain warranty-type expenses which occurred after the normal warranty period. We have voluntarily agreed to pay such costs to help protect the reputation of our products and the goodwill of our customers. Estimated costs related to product warranty are accrued at the time of sale and are based upon past warranty claims and unit sales history and adjusted as required to reflect actual costs incurred, as information becomes available. A significant increase in dealership labor rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize. We also incur costs as a result of additional service actions not covered by our warranties, including product recalls and customer satisfaction actions. Estimated costs are accrued at the time the service action is implemented and are based upon past claim rate experiences and the estimated cost of the repairs.

Changes in our product warranty liability are as follows:

(In thousands)	December 1, 2012	November 26, 2011
Balance at beginning of period	$6,990	$7,335
Provision	2,486	1,368
Claims paid	(1,927)	(1,681)
Balance at end of period	$7,549	$7,022

Note 10: Employee and Retiree Benefits
Postretirement health care and deferred compensation benefits are as follows:

(In thousands)	December 1, 2012	August 25, 2012
Postretirement health care benefit cost	$45,386	$45,132
Non-qualified deferred compensation	23,327	23,630
Executive share option plan liability	7,807	7,798
SERP benefit liability	3,207	3,342
Executive deferred compensation	117	102
Officer stock-based compensation	624	—
Total postretirement health care and deferred compensation benefits	80,468	80,004
Less current portion	(6,042)	(4,869)
Long-term postretirement health care and deferred compensation benefits	$74,426	$75,135
Postretirement Health Care Benefits
We provide certain health care and other benefits for retired employees hired before April 1, 2001, who have fulfilled eligibility requirements at age 55 with 15 years of continuous service. We use a September 1 measurement date for this plan and our postretirement health care plan currently is not funded. Changes in the postretirement benefit plan include:

•
In Fiscal 2005, we established dollar caps on the amount that we will pay for postretirement health care benefits per retiree on an annual basis so that we were not exposed to continued medical inflation. Retirees are required to pay a monthly premium in excess of the employer dollar caps for medical coverage based on years of service and age at retirement.

•	In January 2012 the employer established dollar caps were reduced by 10%, which reduced our liability for postretirement health care by $4.6 million.

•
In October 2012, our Board of Directors approved an additional reduction in the employer dollar caps to be effective in January 2013 whereby the employer established dollar caps for postretirement health care benefits per eligible employee will be reduced by 10%, which is estimated to reduce our liability for postretirement health care by approximately $5.6 million and will be amortized as prior service credit over the next seven fiscal years.

Net periodic postretirement benefit income consisted of the following components:

	Quarter Ended
(In thousands)	December 1, 2012	November 26, 2011
Interest cost	$394	$481
Service cost	152	140
Amortization of prior service benefit	(1,176)	(1,011)
Amortization of net actuarial loss	396	247
Net periodic postretirement benefit income	$(234)	$(143)

Payments for postretirement health care	$291	$323

Note 11: Stock-Based Compensation Plans
We have a 2004 Incentive Compensation Plan approved by shareholders (as amended, the "Plan") in place which allows us to grant or issue non-qualified stock options, incentive stock options, share awards and other equity compensation to key employees and to non-employee directors.
On October 10, 2012 the Board of Directors granted an aggregate of 155,600 shares of restricted common stock to our key employees and non-employee directors. The value of the restricted stock award is determined using the intrinsic value method which, in this case, is based on the number of shares granted and the closing price of our common stock on the date of grant.
Stock-based compensation expense was $687,000 and $177,000 during the first quarters of Fiscal 2013 and 2012, respectively. Of the $687,000, $535,000 related to the October 10, 2012 grant. The remainder is related to the amortization of previously granted restricted stock awards, as well as nonemployee director stock units issued in lieu of their fees. Compensation expense is recognized over the requisite service period of the award or over a period ending with the employee's eligible retirement date, if earlier.

Note 12: Contingent Liabilities and Commitments
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
Our repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 18 months, provide that our liability will be the lesser of remaining principal owed by the dealer or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our contingent liability on these repurchase agreements was approximately $192.6 million and $165.4 million at December 1, 2012 and August 25, 2012, respectively.
In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of recreation vehicles to repurchase current inventory if a dealership exits the business. Incremental repurchase exposure beyond existing repurchase agreements, related to dealer inventory in states that we have had historical experience of repurchasing inventory, totaled $6.1 million and $5.0 million at December 1, 2012 and August 25, 2012, respectively.
Our risk of loss related to our repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on the repurchase exposure as previously described, we established an associated loss reserve. Our accrued losses on repurchases were $740,000 as of December 1, 2012 and $627,000 as of August 25, 2012.
We had no repurchase activity in the first quarter of Fiscal 2013. A summary of repurchase activity is as follows:

	Quarter Ended
(Dollars in thousands)	December 1, 2012	November 26, 2011
Inventory repurchased:
Units	—	17
Dollars	$—	$1,249
Inventory resold:
Units	—	12
Cash collected	$—	$1,043
Loss recognized	$—	$117
Units in ending inventory	—	—

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our loss reserve for repurchase commitments. A hypothetical change of a 10% increase or decrease in our significant repurchase commitment assumptions at December 1, 2012 would have affected net income by approximately $208,000.

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

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to uncertainty of realizing deferred tax assets. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more-likely-than-not” standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company's current or previous losses are given more weight than its future outlook. Based on ASC 740 guidelines, as of December 1, 2012 and August 25, 2012, we have applied a valuation allowance of $1.6 million and $1.6 million, respectively, against our deferred tax assets. We will continue to assess the likelihood that our deferred tax assets will be realizable at each reporting period and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

We file tax returns in the U.S. federal jurisdiction, as well as various international and state jurisdictions. Although certain years are no longer subject to examinations by the IRS and various state taxing authorities, net operating loss carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities if they either have been or will be used in a future period. Due to such carryback claims, our federal returns from Fiscal 2004 to present continue to be subject to review by the IRS. As such, the IRS is currently reviewing our Fiscal 2011 federal tax return. A number of years may elapse before an uncertain tax position is audited and finally resolved, and it is often very difficult to predict the outcome of such audits. Periodically, various state and local jurisdictions conduct audits, therefore, a variety of years are subject to state and local jurisdiction review.

As of December 1, 2012, our unrecognized tax benefits were $5.1 million, of which if realized $3.1 million could have a positive impact on the overall effective tax rate. It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits as tax expense. As of December 1, 2012, we had accrued $2.1 million in interest and penalties which are included in unrecognized tax benefits. We do not anticipate any significant changes in unrecognized tax benefits within the next twelve months. Actual results may differ materially from this estimate.

Note 14: Earnings Per Share
The following table reflects the calculation of basic and diluted income per share:

	Quarter Ended
(In thousands, except per share data)	December 1, 2012	November 26, 2011
Income per share - basic
Net income	$7,391	$1,035
Weighted average shares outstanding	28,301	29,138
Net income per share - basic	$0.26	$0.04

Income per share - assuming dilution
Net income	$7,391	$1,035
Weighted average shares outstanding	28,301	29,138
Dilutive impact of awards and options outstanding	60	74
Weighted average shares and potential dilutive shares outstanding	28,361	29,212
Net income per share - assuming dilution	$0.26	$0.04

At the end of the first quarters of Fiscal 2013 and Fiscal 2012, there were options outstanding to purchase 689,328 shares and 924,731 shares, respectively, of common stock at an average price of $29.57 and $28.05, respectively, which were not included in the computation of diluted income per share because they are considered anti-dilutive under the treasury stock method per ASC 260, Earnings Per Share.

Note 15: Subsequent Event

We evaluated all events or transactions occurring between the balance sheet date for the quarterly period ended December 1, 2012 and the date of issuance of the financial statements that would require recognition or disclosure in the financial statements. There were no material subsequent events.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
It is suggested this management's discussion be read in conjunction with the Financial Statements contained in this Form 10-Q as well as the Management's Discussion and Analysis and Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended August 25, 2012.

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

Executive Overview
Winnebago Industries, Inc. is a leading US manufacturer of RVs with a proud history of manufacturing RV products for more than 50 years. We produce all of our motorhomes in vertically integrated manufacturing facilities in Iowa and we produce all travel trailer and fifth wheels ("towables") in Indiana. We distribute our products primarily through independent dealers throughout the US and Canada, who then retail the products to the end consumer.
Our retail unit market share, as reported by Stat Surveys based on official state records, is illustrated below. Note that this data is subject to adjustment and is continuously updated.

	Through October 31		Calendar Year
US Retail Motorized:	2012	2011	2011	2010	2009
Class A gas	23.5%	22.1%	22.2%	23.7%	22.9%
Class A diesel	19.3%	17.5%	17.6%	15.2%	11.4%
Total Class A	21.8%	20.1%	20.2%	19.5%	16.6%
Class C	17.9%	17.1%	17.5%	17.9%	22.7%
Total Class A and C	20.1%	18.8%	19.0%	18.8%	19.1%

Class B	16.2%	6.3%	7.7%	15.6%	18.1%

	Through October 31		Calendar Year
Canadian Retail Motorized:	2012	2011	2011	2010	2009
Class A gas	15.3%	17.1%	16.5%	14.9%	13.8%
Class A diesel	17.0%	18.1%	18.0%	9.9%	7.0%
Total Class A	15.9%	17.5%	17.1%	12.6%	10.0%
Class C	14.6%	16.0%	15.9%	13.8%	9.5%
Total Class A and C	15.2%	16.7%	16.5%	13.2%	9.8%

Class B	12.3%	6.1%	7.1%	4.8%	2.3%

	Through October 31		Calendar Year
US Retail Towables:	2012	2011	2011
Travel trailer	0.8%	0.6%	0.6%
Fifth wheel	1.1%	0.5%	0.5%
Total towables	0.9%	0.6%	0.6%

	Through October 31		Calendar Year
Canadian Retail Towables:	2012	2011	2011
Travel trailer	0.6%	0.5%	0.5%
Fifth wheel	1.6%	0.6%	0.6%
Total towables	0.8%	0.5%	0.5%

Presented in fiscal quarters, certain key metrics are shown below:

	Class A, B & C Motorhomes				Travel Trailers & Fifth Wheels
			As of Quarter End				As of Quarter End
	Wholesale	Retail	Dealer	Order	Wholesale	Retail	Dealer	Order
(In units)	Deliveries	Registrations	Inventory	Backlog	Deliveries	Registrations	Inventory	Backlog
Q2 2011	909	796	2,179	957	85	100	905	151
Q3 2011	1,283	1,394	2,068	642	326	203	1,028	164
Q4 2011	1,088	1,198	1,958	681	358	420	966	293
Q1 2012	1,040	1,053	1,945	618	435	255	1,146	460
Rolling 12 months	4,320	4,441			1,204	978
(Dec 2010-Nov 2011)

Q2 2012	1,001	872	2,074	1,004	562	332	1,376	417
Q3 2012	1,280	1,414	1,940	1,235	646	652	1,370	505
Q4 2012	1,321	1,334	1,927	1,473	695	700	1,365	411
Q1 2013	1,534	1,416	2,045	2,118	557	367	1,555	687
Rolling 12 months	5,136	5,036			2,460	2,051
(Dec 2011-Nov 2012)
Highlights of our most recent quarter:
Motorized performance:

•
We continued to see growing demand for our product during the first quarter of Fiscal 2013 at the wholesale and retail level, as evidenced by the sequential increase of our wholesale deliveries and retail registrations in the table above for the two most recent quarters. We began increasing our weekly production rate this past summer and continued to do so during the fall in response to the growing demand. The ramp up in our production has been accomplished through a combination of overtime and hiring incremental hourly employees; it also required ordering larger quantities of materials. The benefit of the increased production in the first quarter of Fiscal 2013 is evident in our improved operating results, notably due to better absorption of our overhead costs.

•
In comparison, we experienced a dramatically different environment one year ago during the first quarter of Fiscal 2012. Demand was very weak and as a result we had multiple shortened work weeks during that quarter, thus production was 64% lower than the first quarter of Fiscal 2013. Conversely, the first quarter of Fiscal 2013 benefited from an additional week of operating performance as the first quarter of Fiscal 2013 was 14-week quarter.

Towables performance:

•
Towables generated an operating loss of $1.4 million in the first quarter of Fiscal 2013 compared to an operating loss of $219,000 in the first quarter of Fiscal 2012. The two most significant issues that negatively impacted Towables' operating performance during the first quarter of Fiscal 2013 were increased warranty expense and unfavorable overhead variances due to lower production. Significant changes were made throughout the quarter in key management positions to address the recent performance problems.

Industry Outlook
Key statistics for the motorhome industry are as follows:

	US and Canada Industry Class A, B & C Motorhomes
	Wholesale Shipments(1)					Retail Registrations(2)
	Calendar Year					Calendar Year
(In units)	2011		2010	Increase (Decrease)	Change	2011		2010	Increase (Decrease)	Change
Q1	6,900		5,800	1,100	19.0%	5,100		5,000	100	2.0%
Q2	7,800		7,700	100	1.3%	8,200		8,400	(200)	(2.4)%
Q3	5,300		6,200	(900)	(14.5)%	6,100		6,100	—	—%
Q4	4,800		5,500	(700)	(12.7)%	4,600		4,600	—	—%
Total	24,800		25,200	(400)	(1.6)%	24,000		24,100	(100)	(0.4)%

(In units)	2012		2011	(Decrease) Increase	Change	2012		2011	Increase (Decrease)	Change
Q1	6,900		6,900	—	—%	5,700		5,100	600	11.8%
Q2	7,700		7,800	(100)	(1.3)%	8,200		8,200	—	—%
Q3	6,700		5,300	1,400	26.4%	6,900		6,100	800	13.1%
October	2,500		1,900	600	31.6%	1,800		1,800	—	—%
November	2,300		1,400	900	64.3%		(4)	1,500
December	2,100	(3)	1,500	600	40.0%		(4)	1,300
Q4	6,900	(3)	4,800	2,100	43.8%		(4)	4,600
Total	28,200	(3)	24,800	3,400	13.7%			24,000

(1)	Class A, B and C wholesale shipments as reported by RVIA, rounded to the nearest hundred.

(2)	Class A, B and C retail registrations as reported by Stat Surveys for the US and Canada combined, rounded to the nearest hundred.

(3)
December 2012 Class A, B and C wholesale shipments are based upon the forecast prepared by Dr. Richard Curtin of the University of Michigan Consumer Survey Research Center for RVIA and reported in the RoadSigns RV Winter 2012 Industry Forecast Issue. The revised RVIA annual 2012 wholesale shipment forecast was 27,300 (prior to actual October and November shipments being available) and the annual forecast for 2013 is 28,400.

(4)	Stat Surveys has not issued a projection for 2012 retail demand for this period.

The size of the motorized retail market in calendar years 2008 through 2012 has been less than half of what the industry norms had been prior to the recession.

Key statistics for the towable industry are as follows:

	US and Canada Travel Trailer & Fifth Wheel Industry
	Wholesale Shipments(1)					Retail Registrations(2)
	Calendar Year					Calendar Year
(In units)	2011		2010	Increase (Decrease)	Change	2011		2010	Increase	Change
Q1	54,100		49,300	4,800	9.7%	33,700		31,100	2,600	8.4%
Q2	66,000		62,300	3,700	5.9%	79,200		69,400	9,800	14.1%
Q3	47,500		48,600	(1,100)	(2.3)%	63,000		57,200	5,800	10.1%
Q4	45,300		38,900	6,400	16.5%	30,000		28,300	1,700	6.0%
Total	212,900		199,100	13,800	6.9%	205,900		186,000	19,900	10.7%

(In units)	2012		2011	Increase	Change	2012		2011	Increase	Change
Q1	60,400		54,100	6,300	11.6%	39,100		33,700	5,400	16.0%
Q2	71,100		66,000	5,100	7.7%	83,900		79,200	4,700	5.9%
Q3	56,600		47,500	9,100	19.2%	67,100		63,000	4,100	6.5%
October	21,400		16,300	5,100	31.3%	14,300		13,300	1,000	7.5%
November	17,500		14,400	3,100	21.5%		(4)	9,200
December	15,300	(3)	14,600	700	4.8%		(4)	7,500
Q4	54,200	(3)	45,300	8,900	19.6%		(4)	30,000
Total	242,300	(3)	212,900	29,400	13.8%			205,900

(1)	Towable wholesale shipments as reported by RVIA, rounded to the nearest hundred.

(2)	Towable retail registrations as reported by Stat Surveys for the US and Canada combined, rounded to the nearest hundred.

(3)
December 2012 towable wholesale shipments are based upon the forecast prepared by Dr. Richard Curtin of the University of Michigan Consumer Survey Research Center for RVIA and reported in the RoadSigns RV Winter 2012 Industry Forecast Issue. The revised annual

2012 wholesale shipment forecast was 235,700 (prior to actual October and November shipments being available) and the annual forecast for 2013 is 249,000.

(4)	Stat Surveys has not issued a projection for 2012 retail demand for this period.

The towable retail market has not been as negatively impacted in recent years as the motorized market. The size of the towable market was nearly nine times larger than the motorized market on a unit basis in Calendar 2011. This is primarily due to the fact that average price of a towable unit is considerably less than a motorhome.

Company Outlook
Based on our profitable operating results in recent years, we believe that we have demonstrated our ability to maintain our liquidity, cover operations costs, recover fixed assets, and maintain physical capacity at present levels. Now that we have entered into the towable market, we have the potential to grow revenues and earnings in a market significantly larger than the motorized market.

As evidenced in the following table, our sales order backlog at the end of the first quarter of Fiscal 2013 significantly increased as compared to the end of the first quarter of Fiscal 2012. It has also increased sequentially from the end of Fiscal 2012 fourth quarter, as previously illustrated. We believe the increase is a result of the positive dealer response to our new 2013 model year products and increased retail registration activity of our products this past summer and fall.

As a result of the improved demand, we have been increasing our production throughout the past six months. We plan to continue to increase our weekly production schedule in the second quarter of Fiscal 2013 to meet the growing demand for our products, while managing constraints as they present themselves in relation to labor and component parts.

Our motorized sales order backlog of 2,118 as of December 1, 2012 represents orders to be shipped in the next two quarters. Notably, there are a few key reasons that these orders will not all be delivered in the second quarter of Fiscal 2013:

•
Timing of new model production: Production of a new Class C model for which orders were taken at the National RV Show at the end of our first fiscal quarter starts in February of 2013 (the last month of our second fiscal quarter), thus a portion of our sales order backlog will not be through the production process and sold until our third fiscal quarter.

•	Chassis availability: Due to the limited availability of Class A gas chassis, a portion of our sales order backlog will not be produced and sold until our third fiscal quarter of Fiscal 2013.

•
Fewer production days in our second quarter: Production is shut down over the holidays and to perform a physical inventory observation, thus there are 57 days of production in the second quarter. In comparison, there were 67 production days in our first fiscal quarter which did include one additional week as Fiscal 2013 is a 53-week year.

•	Orders in backlog can be cancelled or postponed at the option of the dealer at any time without penalty.

We believe that the level of our dealer inventory at the end of the first quarter of Fiscal 2013 is lower than what it should be given the improved retail demand and increased sales order backlog of our product.

Our unit order backlog was as follows:

	As Of
(In units)	December 1, 2012		November 26, 2011		Increase (Decrease)	% Change
Class A gas	884	41.7%	213	34.5%	671	315.0%
Class A diesel	389	18.4%	172	27.8%	217	126.2%
Total Class A	1,273	60.1%	385	62.3%	888	230.6%
Class B	111	5.2%	47	7.6%	64	136.2%
Class C	734	34.7%	186	30.1%	548	294.6%
Total motorhome backlog(1)	2,118	100.0%	618	100.0%	1,500	242.7%

Travel trailer	557	81.1%	280	60.9%	277	98.9%
Fifth wheel	130	18.9%	180	39.1%	(50)	(27.8)%
Total towable backlog(1)	687	100.0%	460	100.0%	227	49.3%

Approximate backlog revenue in thousands
Motorhome	$226,457		$70,546		$155,911	221.0%
Towable	$14,049		$10,381		$3,668	35.3%

(1)
We include in our backlog all accepted purchase orders from dealers to be shipped within the next six months. Orders in backlog can be cancelled or postponed at the option of the dealer at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Results of Operations
Current Quarter Compared to the Comparable Quarter Last Year
The following is an analysis of changes in key items included in the statements of operations:

	Quarter Ended
(In thousands, except percent and per share data)	December 1, 2012	% of Revenues(1)	November 26, 2011	% of Revenues(1)	Increase	% Change
Net revenues	$193,554	100.0%	$131,837	100.0%	$61,717	46.8%
Cost of goods sold	172,807	89.3%	123,341	93.6%	49,466	40.1%
Gross profit	20,747	10.7%	8,496	6.4%	12,251	144.2%

Selling	4,961	2.6%	4,162	3.2%	799	19.2%
General and administrative	5,812	3.0%	3,707	2.8%	2,105	56.8%
Loss on assets held for sale	28	—%	—	—%	28	NMF
Operating expenses	10,801	5.6%	7,869	6.0%	2,932	37.3%

Operating income	9,946	5.1%	627	0.5%	9,319	NMF
Non-operating income	614	0.3%	257	0.2%	357	138.9%
Income before income taxes	10,560	5.5%	884	0.7%	9,676	NMF
Provision (benefit) for taxes	3,169	1.6%	(151)	(0.1)%	3,320	NMF
Net income	$7,391	3.8%	$1,035	0.8%	$6,356	NMF

Diluted income per share	$0.26		$0.04		$0.22	NMF
Diluted average shares outstanding	28,361		29,212		(851)	(2.9)%
(1) Percentages may not add due to rounding differences.
Unit deliveries and ASP, net of discounts, consisted of the following:

	Quarter Ended
(In units)	December 1, 2012	Product Mix % (1)	November 26, 2011	Product Mix % (1)	Increase (Decrease)	% Change
Motorhomes:
Class A gas	620	40.4%	381	36.6%	239	62.7%
Class A diesel	345	22.5%	232	22.3%	113	48.7%
Total Class A	965	62.9%	613	58.9%	352	57.4%
Class B	90	5.9%	79	7.6%	11	13.9%
Class C	479	31.2%	348	33.5%	131	37.6%
Total motorhome deliveries	1,534	100.0%	1,040	100.0%	494	47.5%

ASP (in thousands)	$112		$108		$3	3.2%

Towables:
Travel trailer	408	73.2%	267	61.4%	141	(11.3)%
Fifth wheel	149	26.8%	168	38.6%	(19)	52.8%
Total towable deliveries	557	100.0%	435	100.0%	122	28.0%

ASP (in thousands)	$21		$23		$(1)	(5.0)%
(1) Percentages may not add due to rounding differences.

Net revenues consisted of the following:

	Quarter Ended
(In thousands)	December 1, 2012		November 26, 2011		Increase	% Change
Motorhomes (1)	$169,995	87.8%	$111,668	84.7%	$58,327	52.2%
Towables (2)	12,071	6.2%	10,081	7.6%	1,990	19.7%
Motorhome parts and services	3,833	2.0%	3,637	2.8%	196	5.4%
Other manufactured products	7,655	4.0%	6,451	4.9%	1,204	18.7%
Total net revenues	$193,554	100.0%	$131,837	100.0%	$61,717	46.8%

(1)	Motorhome unit revenue less discounts, sales promotions and incentives, and accrued loss on repurchase adjustments.

(2)	Includes towable units and parts.

The increase in motorhome net revenues of $58.3 million or 52.2% was attributed primarily to a 47.5% increase in unit deliveries, as well as an increase in motorhome ASP of 3.2% and the additional week in the first quarter of Fiscal 2013 as compared to the first quarter of Fiscal 2012.

Towables revenues were $12.1 million in the first quarter of Fiscal 2013, compared to $10.1 million in the first quarter of Fiscal 2012. The increase was due to increased unit deliveries.

Cost of goods sold was $172.8 million, or 89.3% of net revenues for the first quarter of Fiscal 2013 compared to $123.3 million, or 93.6% of net revenues for the first quarter of Fiscal 2012 due to the following:

•
Total variable costs (materials, direct labor, variable overhead, delivery expense and warranty), as a percent of net revenues, decreased to 83.7% this year from 85.2% last year which was primarily due to lower material costs and greater production efficiencies due to increased production levels.

•
Fixed overhead (manufacturing support labor, depreciation and facility costs) and research and development-related costs decreased to 5.6% of net revenues compared to 8.4% for Fiscal 2012. This difference was primarily due to higher plant utilization due to the additional week in the first quarter of Fiscal 2013 and significantly higher production run rates in Fiscal 2013.

•	All factors considered, gross profit increased from 6.4% to 10.7% of net revenues.
Selling expenses increased $799,000, or 19.2%, in the first quarter of Fiscal 2013. The expense increase was primarily due to advertising expenses associated with the timing of our Louisville show falling in the first quarter of Fiscal 2013 and increased sales compensation expense. As a percent of net revenues, selling expenses were 2.6% and 3.2% in the first quarter of Fiscal 2013 and Fiscal 2012, respectively.
General and administrative expenses increased $2.1 million, or 56.8% in the first quarter of Fiscal 2013. This increase was due primarily to increases of $1.5 million in incentives accrued under annual and long-term bonus plans, $248,000 in stock-based compensation expense associated with the stock grant awarded in the first quarter of Fiscal 2013, and $232,000 in legal expenses. As a percent of net revenues, general and administrative expenses were 3.0% and 2.8% in the first quarter of Fiscal 2013 and Fiscal 2012, respectively.
During the first quarter of Fiscal 2013 we realized a loss of $28,000 on the sale of an idled manufacturing facility (Hampton). See Note 6.
Non-operating income increased $357,000 or 138.9%, in the first quarter of Fiscal 2013. This difference is primarily due to increased proceeds from COLI policies of $331,000.
The overall effective income tax provision rate for the first quarter of Fiscal 2013 was 30.0% compared to the tax benefit rate of (17.1)% for the first quarter of Fiscal 2012. The increase in tax rate for the first quarter of Fiscal 2013 most notably is a result of a higher level of pretax book income earned during the quarter. We also had a reduced level (in comparison to book income) of benefits recorded for uncertain tax positions during the quarter. Most notably, our effective tax benefit rate for the first quarter of Fiscal 2012 was positively impacted by the relationship of tax-exempt income in relation to book income. The tax-exempt income is primarily tax-free investment income from investments in life insurance assets and ARS. In addition, we recorded tax benefits in the quarter associated with reductions to reserves for uncertain tax positions.
Net income and diluted income per share were $7.4 million and $0.26 per share, respectively, for the first quarter of Fiscal 2013. In the first quarter of Fiscal 2012, the net income was $1,035,000 and diluted income was $0.04 per share. The impact of stock repurchases since July, 2012 on diluted net income per share was an increase of $0.01 for the first quarter of Fiscal 2013. See Part II, Item 2.

Analysis of Financial Condition, Liquidity and Resources
Cash and cash equivalents decreased $18.6 million during the first quarter of Fiscal 2013 and totaled $44.1 million as of December 1, 2012. Significant liquidity events that occurred during the first quarter of Fiscal 2013 were:

•	Generated income before tax of $10.6 million.

•
Increase in inventory of $19.6 million: The increase was primarily a result of increased work-in-process and raw material inventory due to increased production levels, and higher average cost per unit due to the mix of product ordered by our dealers.

•	Stock repurchases of approximately $7.2 million.
On October 31, 2012, we entered into the Credit Agreement with GECC. The Credit Agreement provides for an initial $35.0 million revolving credit facility based on our eligible inventory and expires on October 31, 2015 unless terminated earlier in accordance with its terms. There is no termination fee associated with the Credit Agreement.
The Credit Agreement contains no financial covenant restrictions for borrowings where we have excess borrowing availability under the facility of greater than $5.0 million. The Credit Agreement requires us to comply with a fixed charge ratio if excess borrowing availability under the facility is less than $5.0 million or if we repurchase more than $25.0 million of company stock within the first twelve months of the date of the Credit Agreement. In addition, the Credit Agreement also includes a framework to expand the size of the facility up to $50.0 million, based on mutually agreeable terms at the time of the expansion. See Note 8.
We filed a Registration Statement on Form S-3, which was declared effective by the SEC on March 31, 2010. Subject to market conditions, we have the ability to offer and sell up to $35 million of our common stock in one or more offerings pursuant to the Registration Statement. The Registration Statement will be available for use for three years from its effective date. We currently have no plans to offer and sell the common stock registered under the Registration Statement; however, it does provide another potential source of liquidity in addition to the alternatives already in place. We intend to file a Registration Statement on Form S-3 in March 2013.
Working capital at December 1, 2012 and August 25, 2012 was $126.5 million and $126.1 million, respectively, an increase of $463,000. We currently expect cash on hand, funds generated from operations and the availability under a credit facility to be sufficient to cover both short-term and long-term operating requirements. We anticipate capital expenditures during the balance of Fiscal 2013 of approximately $4.6 million, primarily for manufacturing equipment and facilities.
We made share repurchases of $7.2 million in the first quarter of Fiscal 2013. If we believe the common stock is trading at attractive levels we may purchase additional shares in the remainder of Fiscal 2013.
Operating Activities
Cash used in operating activities was $10.3 million for the quarter ended December 1, 2012 compared to cash provided by operating activities of $1.2 million for the quarter ended November 26, 2011. The combination of net income of $7.4 million in Fiscal 2013 and changes in non-cash charges (e.g., depreciation, LIFO, stock-based compensation, deferred income taxes) provided $8.9 million of operating cash compared to $2.0 million in the first quarter of Fiscal 2012. In the quarter ended December 1, 2012 changes in assets and liabilities (primarily inventory increases) used an additional $19.2 million of operating cash. In the quarter ended November 26, 2011, changes in assets and liabilities (primarily decreases in accounts payable and accrued expenses partially offset by decreases in inventories and accounts receivable and prepaid assets) used $889,000 of operating cash.
Investing Activities
Cash used in investing activities of $975,000 for the quarter ended December 1, 2012 was due primarily to payments of COLI borrowings of $1.4 million and capital spending of $1.3 million, and was partially offset by proceeds of $974,000 from COLI policies and proceeds of $566,000 from the sale of property. In the quarter ended November 26, 2011, cash provided by investing activities was due to COLI proceeds of $643,000 and $500,000 of ARS redemptions, partially offset by capital spending of $456,000.
Financing Activities
Cash used in financing activities of $7.3 million for the quarter ended December 1, 2012 was primarily due to $7.2 million in repurchases of our stock. Cash provided by financing activities for the quarter ended November 26, 2011 was $33,000.

Significant Accounting Policies

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 25, 2012. We discuss our critical accounting estimates in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended August 25, 2012. We refer to these disclosures for a detailed explanation of our significant accounting policies and critical accounting estimates. There has been no significant change in our significant accounting policies or critical accounting estimates since the end of Fiscal 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 19, 2007, the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $60 million. There is no time restriction on this authorization. During the first quarter of Fiscal 2013, approximately 594,000 shares were repurchased under the authorization, at an aggregate cost of approximately $7.2 million. Approximately 9,700 of these shares were repurchased from employees who vested in Winnebago Industries shares during the first quarter of Fiscal 2013 and elected to pay their payroll tax via shares as opposed to cash. As of December 1, 2012, there was approximately $45.5 million remaining under this authorization.
This table provides information with respect to purchases by us of shares of our common stock during each fiscal month of the first quarter of Fiscal 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
08/26/12 - 09/29/12	265,900	$11.79	265,900	$49,506,000
09/30/12 - 10/27/12	272,066	$12.23	272,066	$46,179,000
10/28/12 - 12/01/12	55,702	$12.84	55,702	$45,463,000
Total	593,668	$12.09	593,668	$45,463,000

Item 6. Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated January 4, 2013.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated January 4, 2013.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated January 4, 2013.

32.2	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated January 4, 2013.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*Attached as Exhibit 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended December 1, 2012 formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations and Comprehensive Income, (iii) the Unaudited Consolidated Statement of Cash Flows, and (iv) related notes to these financial statements. Such exhibits are deemed furnished and not filed pursuant to Rule 406T of Regulation S-T.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.

Date:	January 4, 2013	By	/s/ Randy J. Potts
Randy J. Potts
Chief Executive Officer, President, Chairman of the Board
(Principal Executive Officer)

Date:	January 4, 2013	By	/s/ Sarah N. Nielsen
Sarah N. Nielsen
Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)