Form 10-Q
period 2013-03-02
WINNEBAGO INDUSTRIES INC
filed 2013-04-04
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 2, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, par value $0.50 per share, outstanding April 3, 2013 was 28,064,244.

Winnebago Industries, Inc.

Glossary

The following terms and abbreviations appear in the text of this report and are defined as follows:

AOCI	Accumulated Other Comprehensive Income
ARS	Auction Rate Securities
ASC	Accounting Standards Codification
ASP	Average Sales Price
ASU	Accounting Standards Update
COLI	Company Owned Life Insurance
Credit Agreement	Credit Agreement dated as of October 31, 2012 by and between Winnebago Industries, Inc. and Winnebago of Indiana LLC, as borrowers, and General Electric Capital Corporation, as Agent
DCF	Discounted Cash Flow
FASB	Financial Accounting Standards Board
FIFO	First In, First Out
GAAP	Generally Accepted Accounting Principles
GECC	General Electric Capital Corporation
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
LIFO	Last In, First Out
Loan Agreement	Loan and Security Agreement dated October 13, 2009 by and between Winnebago Industries, Inc. and Wells Fargo Bank, National Association, as successor to Burdale Capital Finance, Inc., as Agent
NMF	Non-Meaningful Figure
NYSE	New York Stock Exchange
RV	Recreation Vehicle
RVIA	Recreation Vehicle Industry Association
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
Stat Surveys	Statistical Surveys, Inc.
SunnyBrook	SunnyBrook RV, Inc.
Towables	Winnebago of Indiana, LLC, a wholly-owned subsidiary of Winnebago Industries, Inc.
US	United States of America
XBRL	eXtensible Business Reporting Language

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Winnebago Industries, Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Income

	Quarter Ended		Six Months Ended
(In thousands, except per share data)	March 2, 2013	February 25, 2012	March 2, 2013	February 25, 2012
Net revenues	$177,166	$131,600	$370,720	$263,437
Cost of goods sold	159,975	124,754	332,782	248,095
Gross profit	17,191	6,846	37,938	15,342
Operating expenses:
Selling	3,831	3,992	8,792	8,154
General and administrative	4,488	4,018	10,300	7,725
Loss on sale of asset held for sale	—	—	28	—
Total operating expenses	8,319	8,010	19,120	15,879
Operating income (loss)	8,872	(1,164)	18,818	(537)
Non-operating (expense) income	(19)	(110)	595	147
Income (loss) before income taxes	8,853	(1,274)	19,413	(390)
Provision (benefit) for taxes	2,568	(362)	5,737	(513)
Net income (loss)	$6,285	$(912)	$13,676	$123

Income (loss) per common share:
Basic	$0.22	$(0.03)	$0.49	$0.00
Diluted	$0.22	$(0.03)	$0.48	$0.00

Weighted average common shares outstanding:
Basic	28,084	29,151	28,196	29,145
Diluted	28,191	29,248	28,280	29,231

Net income (loss)	$6,285	$(912)	$13,676	$123
Other comprehensive income (loss):
Amortization of prior service credit (net of tax of $474, $423, $916 and $803)	(786)	(716)	(1,520)	(1,347)
Amortization of net actuarial loss (net of tax of $147, $92, $296 and $185)	250	165	503	320
Plan amendment (net of tax of $1,613, $0, $1,613 and $0)	2,676	4,598	2,676	4,598
Unrealized (depreciation) appreciation of investments (net of tax of $33, $57, $33 and $10)	(55)	94	(56)	16
Total other comprehensive income	2,085	4,141	1,603	3,587
Comprehensive income	$8,370	$3,229	$15,279	$3,710

See notes to consolidated financial statements.

Winnebago Industries, Inc.
Unaudited Consolidated Balance Sheets

(In thousands, except per share data)	March 2, 2013	August 25, 2012
Assets
Current assets:
Cash and cash equivalents	$26,235	$62,683
Receivables, less allowance for doubtful accounts ($180 and $175)	26,906	22,726
Inventories	123,944	87,094
Prepaid expenses and other assets	6,689	4,509
Income taxes receivable	1,278	1,603
Deferred income taxes	9,419	8,453
Total current assets	194,471	187,068
Property, plant and equipment, net	20,260	19,978
Assets held for sale	—	550
Long-term investments	8,735	9,074
Investment in life insurance	24,515	23,127
Deferred income taxes	29,518	30,520
Goodwill	1,228	1,228
Amortizable intangible assets	599	641
Other assets	12,831	13,886
Total assets	$292,157	$286,072

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$26,083	$24,920
Income taxes payable	1,152	348
Accrued expenses:
Accrued compensation	16,652	16,038
Product warranties	8,065	6,990
Self-insurance	4,409	4,137
Accrued loss on repurchases	1,108	627
Promotional	2,437	2,661
Other	4,096	5,297
Total current liabilities	64,002	61,018
Total long-term liabilities:
Unrecognized tax benefits	5,096	5,228
Postretirement health care and deferred compensations benefits	70,027	75,135
Total long-term liabilities	75,123	80,363
Contingent liabilities and commitments
Stockholders' equity:
Capital stock common, par value $0.50; authorized 60,000 shares, issued 51,776 shares	25,888	25,888
Additional paid-in capital	29,142	28,496
Retained earnings	491,166	477,490
Accumulated other comprehensive loss	(2,083)	(3,686)
Treasury stock, at cost (23,733 and 23,122 shares)	(391,081)	(383,497)
Total stockholders' equity	153,032	144,691
Total liabilities and stockholders' equity	$292,157	$286,072

See notes to consolidated financial statements.

Winnebago Industries, Inc.
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended
(In thousands)	March 2, 2013	February 25, 2012
Operating activities:
Net income	$13,676	$123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,178	2,590
LIFO expense	551	529
Stock-based compensation	996	749
Deferred income taxes including valuation allowance	(1,550)	(320)
Postretirement benefit income and deferred compensation expense	284	448
Provision for doubtful accounts	6	20
(Gain) loss on disposal of property	(26)	21
Gain on life insurance	(509)	(195)
Increase in cash surrender value of life insurance policies	(547)	(221)
Other	—	311
Change in assets and liabilities:
Inventories	(37,401)	8,453
Receivables, prepaid and other assets	(6,334)	1,222
Income taxes and unrecognized tax benefits	1,618	(248)
Accounts payable and accrued expenses	3,052	(207)
Postretirement and deferred compensation benefits	(2,136)	(1,877)
Net cash (used in) provided by operating activities	(26,142)	11,398

Investing activities:
Proceeds from the sale of investments, at par	250	750
Proceeds from life insurance	974	643
Purchases of property and equipment	(2,443)	(1,168)
Proceeds from the sale of property	614	7
Repayments of COLI borrowings	(1,371)	—
Other	151	65
Net cash (used in) provided by investing activities	(1,825)	297

Financing activities:
Payments for purchases of common stock	(8,367)	(235)
Other	(114)	33
Net cash used in financing activities	(8,481)	(202)

Net (decrease) increase in cash and cash equivalents	(36,448)	11,493
Cash and cash equivalents at beginning of period	62,683	69,307
Cash and cash equivalents at end of period	$26,235	$80,800

Supplement cash flow disclosure:
Income taxes paid, net of refunds	$5,670	$55

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

In our opinion, the accompanying condensed unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly our consolidated financial position as of March 2, 2013 and the consolidated results of operations and comprehensive income and consolidated cash flows for the first six months of Fiscal 2013 and 2012. The consolidated statement of operations and comprehensive income for the first six months of Fiscal 2013 is not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet data as of August 25, 2012 was derived from audited financial statements, but does not include all of the information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the fiscal year ended August 25, 2012.

Fiscal Period
We follow a 52-/53-week fiscal year, ending the last Saturday in August. Fiscal 2013 is a 53-week fiscal year; the first quarter ending December 1, 2012 was a 14-week quarter, and the six months ending March 2, 2013 had 27 weeks. Fiscal 2012 was a 52-week year; the first quarter ending November 26, 2011 was a 13-week quarter, and the six months ending February 25, 2012 had 26 weeks.

New Accounting Pronouncements
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which revised the manner in which entities present comprehensive income in their financial statements. Specifically, the new guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. While the new guidance changed the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income. ASU 2011-05 is effective for fiscal years beginning after December 15, 2011 (our Fiscal 2013). We adopted this guidance as of August 26, 2012, and have presented total comprehensive income in our Unaudited Consolidated Statements of Operations and Comprehensive Income.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which simplified the manner in which entities test goodwill for impairment. After assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform a quantitative analysis of the goodwill impairment test. Otherwise, the quantitative test becomes optional. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011 (our Fiscal 2013). We do not believe that the adoption of this ASU will have a significant impact on our consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which expands the presentation of changes in AOCI. The new guidance requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the net income statement or as a separate disclosure in the notes. ASU 2013-02 is effective for fiscal years beginning after December 15, 2012 (our Fiscal 2014). We do not believe that the adoption of this ASU will have a significant impact on our consolidated financial statements.

Note 2: Concentration Risk

One of our dealer organizations accounted for 26.2% and 25.7% of our consolidated net revenue for the first six months of Fiscal 2013 and Fiscal 2012, respectively. A second dealer organization, accounted for 13.4% and 7.7% of our consolidated net revenue for the first six months of Fiscal 2013 and Fiscal 2012, respectively. The loss of these dealer organizations could have a significant adverse effect on our business. In addition, deterioration in the liquidity or creditworthiness of these dealers could negatively impact our sales and could trigger repurchase obligations under our repurchase agreements.

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

The following tables set forth by level within the fair value hierarchy our financial assets that were accounted for at fair value on a recurring basis at March 2, 2013 and August 25, 2012 according to the valuation techniques we used to determine their fair values:

	Fair Value at March 2, 2013	Fair Value Measurements Using Inputs Considered As
(In thousands)		Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs
Long-term investments:
Student loan ARS	$8,735	—	—	$8,735
Assets that fund deferred compensation:
Domestic equity funds	6,815	6,815	—	—
International equity funds	777	777	—	—
Fixed income funds	391	391	—	—
Total assets at fair value	$16,718	$7,983	$—	$8,735

	Fair Value at August 25, 2012	Fair Value Measurements Using Inputs Considered As
(In thousands)		Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs
Long-term investments:
Student loan ARS	$9,074	$—	$—	$9,074
Assets that fund deferred compensation:
Domestic equity funds	7,924	7,924	—	—
International equity funds	957	957	—	—
Fixed income funds	487	487	—	—
Total assets at fair value	$18,442	$9,368	$—	$9,074

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

	Quarter Ended		Six Months Ended
(In thousands)	March 2, 2013	February 25, 2012	March 2, 2013	February 25, 2012
Balance at beginning of period	$8,823	$9,753	$9,074	$10,627
Transfer to Level 2	—	—	(250)	(250)
Net change included in other comprehensive income	(88)	150	(89)	26
Sales	—	—	—	(500)
Balance at end of period	$8,735	$9,903	$8,735	$9,903
The following table presents quantitative information regarding unobservable inputs that were significant to the valuation of assets measured at fair value on a recurring basis at March 2, 2013 using Level 3 inputs:

				Range
(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Low	High
Student loan ARS	$8,735	DCF	Projected ARS yield	1.94%	2.06%
			Discount for lack of marketability	2.94%	3.62%

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Long-Term Investments
Our long-term investments are ARS and classified as Level 3, as quoted prices were unavailable due to events described in Note 4. Due to limited market information, we utilized a DCF model to derive an estimate of fair value for the ARS at March 2, 2013. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place and the rate of return required by investors to own such securities given the current liquidity risk associated with ARS.
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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Our non-financial assets, which include goodwill, intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, we must evaluate the non-financial asset for impairment. If an impairment did occur, the asset is required to be recorded at the estimated fair value. During the first six months of Fiscal 2013, no impairments were recorded for non-financial assets.

Note 4: Investments
We own investments in marketable securities that have been designated as "available for sale" in accordance with ASC 320, Investments - Debt and Equity Securities. Available for sale securities are carried at fair value with the unrealized gains and losses reported in "Accumulated Other Comprehensive Income," a component of stockholders' equity.

At March 2, 2013, we held $9.4 million (par value) of tax-exempt ARS, which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through Dutch auctions that are typically held every 7, 28 or 35 days. Prior to February 2008, these securities traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually. The ARS we hold are rated AAA by Standard & Poor's Ratings Services and AAA to A by Fitch Ratings, and are collateralized by student loans guaranteed by the US Government under the Federal Family Education Loan Program.

Since February 2008, most ARS auctions have failed and there is no assurance that future auctions for our ARS will succeed and, as a result, our ability to liquidate our investment and fully recover the par value in the near term may be limited or nonexistent. We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default. We have continued to receive interest payments on the ARS in accordance with their terms. We believe we will ultimately be able to liquidate our ARS related investments without significant loss primarily due to the collateral securing the ARS, but also due to the partial redemptions we have received over the last five fiscal years at par value. However, redemption could take until final maturity of the ARS (up to 29 years) to realize the par value of our investments. Due to the changes and uncertainty in the ARS market, we believe the recovery period for these investments is likely to be longer than 12 months and as a result, we have classified our $9.4 million (par value) of these investments as long-term as of March 2, 2013.

At March 2, 2013, there was insufficient observable ARS market information available to determine the fair value of our ARS investments. Therefore, we estimated fair value by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, final stated maturities, estimates on the probability of the issue being called prior to final maturity, impact due to extended periods of maximum auction rates and broker quotes from independent evaluators. Based on this analysis, we recorded an unrealized temporary impairment of $665,000 in AOCI before tax considerations related to our long-term ARS investments of $9.4 million (par value) at March 2, 2013.

Note 5: Inventories
Inventories consist of the following:

(In thousands)	March 2, 2013	August 25, 2012
Finished goods	$56,961	$30,054
Work-in-process	45,489	45,240
Raw materials	53,069	42,824
Total	155,519	118,118
LIFO reserve	(31,575)	(31,024)
Total inventories	$123,944	$87,094
The above value of inventories, before reduction for the LIFO reserve, approximates replacement cost. Of the $155.5 million and $118.1 million inventory at March 2, 2013 and August 25, 2012, respectively, $144.5 million and $110.1 million is valued on a LIFO basis. Towables inventory of $11.0 million and $8.0 million at March 2, 2013 and August 25, 2012, respectively, is valued on a FIFO basis.

Note 6: Property, Plant and Equipment and Assets Held for Sale
Property, plant and equipment is stated at cost, net of accumulated depreciation and consists of the following:

(In thousands)	March 2, 2013	August 25, 2012
Land	$757	$757
Buildings and building improvements	50,308	49,641
Machinery and equipment	91,194	90,775
Transportation	8,864	8,858
Total property, plant and equipment, gross	151,123	150,031
Less accumulated depreciation	(130,863)	(130,053)
Total property, plant and equipment, net	$20,260	$19,978

Assets Held for Sale
During the first quarter of Fiscal 2013, an idled fiberglass facility in Hampton, Iowa classified as held for sale, was sold. The sale was finalized on August 30, 2012 and generated $550,000 in gross proceeds, selling costs of $28,000 and a loss of $28,000.

Note 7: Goodwill and Amortizable Intangible Assets

Goodwill and intangible assets are the result of the acquisition of SunnyBrook during Fiscal 2011. Goodwill of $1.2 million is not subject to amortization for financial statement purposes, but is amortizable for tax return purposes. Amortizable intangible assets are amortized on a straight-line basis. The weighted average remaining amortization period at March 2, 2013 is 7.6 years.

Goodwill is reviewed for impairment annually or whenever events or circumstances indicate a potential impairment. Intangible assets are also subject to impairment tests whenever events or circumstances indicate that the asset's carrying value may exceed its estimated fair value, at which time an impairment would be recorded.

Amortizable intangible assets consist of the following:

	March 2, 2013		August 25, 2012
(In thousands)	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Dealer network	$534	$116	$534	$88
Trademarks	196	42	196	32
Non-compete agreement	40	13	40	10
Total	$770	$171	$770	$130

Estimated amortization expense of intangible assets for next five fiscal years is as follows:

(In thousands)		Amount
Year Ended:	2014	$86
	2015	77
	2016	73
	2017	73
	2018	73

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
As of the date of this report, we are in compliance with all terms of the Credit Agreement, and no borrowings have been made thereunder.
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

Changes in our product warranty liability are as follows:

	Quarter Ended		Six Months Ended
(In thousands)	March 2, 2013	February 25, 2012	March 2, 2013	February 25, 2012
Balance at beginning of period	$7,549	$7,022	$6,990	$7,335
Provision	2,463	918	4,949	2,286
Claims paid	(1,947)	(1,410)	(3,874)	(3,091)
Balance at end of period	$8,065	$6,530	$8,065	$6,530

Note 10: Employee and Retiree Benefits
Postretirement health care and deferred compensation benefits are as follows:

(In thousands)	March 2, 2013	August 25, 2012
Postretirement health care benefit cost	$41,335	$45,132
Non-qualified deferred compensation	23,008	23,630
Executive share option plan liability	6,747	7,798
SERP benefit liability	3,257	3,342
Executive deferred compensation	101	102
Officer stock-based compensation	147	—
Total postretirement health care and deferred compensation benefits	74,595	80,004
Less current portion	(4,568)	(4,869)
Long-term postretirement health care and deferred compensation benefits	$70,027	$75,135
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

•
In January 2012 the employer established dollar caps were reduced by 10%, which reduced our liability for postretirement health care by $4.6 million and is being amortized as prior service credit over 7.8 years.

•
In January 2013 the employer established dollar caps were further reduced by 10%, which reduced our liability for postretirement health care by approximately $4.3 million and is being amortized as prior service credit over 7.5 years.

Net periodic postretirement benefit income consisted of the following components:

	Quarter Ended		Six Months Ended
(In thousands)	March 2, 2013	February 25, 2012	March 2, 2013	February 25, 2012
Interest cost	$369	$463	$763	$944
Service cost	141	135	293	275
Amortization of prior service benefit	(1,261)	(1,140)	(2,437)	(2,151)
Amortization of net actuarial loss	392	256	788	503
Net periodic postretirement benefit income	$(359)	$(286)	$(593)	$(429)

Payments for postretirement health care	$273	$296	$565	$619

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
Stock-based compensation expense was $309,000 and $572,000 during the second quarters of Fiscal 2013 and 2012, respectively. Stock-based compensation expense was $996,000 and $749,000 during the six months of Fiscal 2013 and 2012, respectively. Of the $996,000, $713,000 related to the October 10, 2012 grant. The remainder is related to the amortization of previously granted restricted stock awards, as well as nonemployee director stock units issued in lieu of their fees. Compensation expense is recognized over the requisite service period of the award or over a period ending with the employee's eligible retirement date, if earlier.
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
Our repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 18 months, provide that our liability will be the lesser of remaining principal owed by the dealer or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our contingent liability on these repurchase agreements was approximately $227.8 million and $165.4 million at March 2, 2013 and August 25, 2012, respectively.
In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of recreation vehicles to repurchase current inventory if a dealership exits the business. Incremental repurchase exposure beyond existing repurchase agreements, related to dealer inventory in states that we have had historical experience of repurchasing inventory, totaled $6.7 million and $5.0 million at March 2, 2013 and August 25, 2012, respectively.
Our risk of loss related to our repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on the repurchase exposure as previously described, we established an associated loss reserve. Our accrued losses on repurchases were $1.1 million as of March 2, 2013 and $627,000 as of August 25, 2012.
A summary of repurchase activity is as follows:

	Quarter Ended		Six Months Ended
(Dollars in thousands)	March 2, 2013	February 25, 2012	March 2, 2013	February 25, 2012
Inventory repurchased:
Units	—	—	—	17
Dollars	$—	$—	$—	$1,249
Inventory resold:
Units	—	5	—	17
Cash collected	$—	$60	$—	$1,103
Loss recognized	$—	$29	$—	$146
Units in ending inventory	—	—	—	—

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our loss reserve for repurchase commitments. A hypothetical change of a 10% increase or decrease in our significant repurchase commitment assumptions at March 2, 2013 would have affected net income by approximately $245,000.

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

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to uncertainty of realizing deferred tax assets. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more-likely-than-not” standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company's current or previous losses are given more weight than its future outlook. Based on ASC 740 guidelines, as of March 2, 2013 and August 25, 2012, we have applied a valuation allowance of $1.8 million and $1.6 million, respectively, against our deferred tax assets. We will continue to assess the likelihood that our deferred tax assets will be realizable at each reporting period and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

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

As of March 2, 2013, our unrecognized tax benefits were $5.1 million, of which if realized $3.1 million could have a positive impact on the overall effective tax rate. It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits as tax expense. As of March 2, 2013, we had accrued $2.1 million in interest and penalties which are included in unrecognized tax benefits. We do not anticipate any significant changes in unrecognized tax benefits within the next twelve months. Actual results may differ materially from this estimate.

Note 14: Earnings Per Share
The following table reflects the calculation of basic and diluted income per share:

	Quarter Ended		Six Months Ended
(In thousands, except per share data)	March 2, 2013	February 25, 2012	March 2, 2013	February 25, 2012
Income per share - basic
Net income (loss)	$6,285	$(912)	$13,676	$123
Weighted average shares outstanding	28,084	29,151	28,196	29,145
Net income (loss) per share - basic	$0.22	$(0.03)	$0.49	$0.00

Income (loss) per share - assuming dilution
Net income (loss)	$6,285	$(912)	$13,676	$123
Weighted average shares outstanding	28,084	29,151	28,196	29,145
Dilutive impact of awards and options outstanding	107	97	84	86
Weighted average shares and potential dilutive shares outstanding	28,191	29,248	28,280	29,231
Net income (loss) per share - assuming dilution	$0.22	$(0.03)	$0.48	$0.00

At the end of the second quarters of Fiscal 2013 and Fiscal 2012, there were options outstanding to purchase 673,328 shares and 790,331 shares, respectively, of common stock at an average price of $29.83 and $29.03, respectively, which were not included in the computation of diluted income per share because they are considered anti-dilutive under the treasury stock method per ASC 260, Earnings Per Share.

Note 15: Subsequent Event

We evaluated all events or transactions occurring between the balance sheet date for the quarterly period ended March 2, 2013 and the date of issuance of the financial statements that would require recognition or disclosure in the financial statements. There were no material subsequent events.

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

Executive Overview
Winnebago Industries, Inc. is a leading US manufacturer of RVs with a proud history of manufacturing RV products for more than 50 years. We produce all of our motorhomes in vertically integrated manufacturing facilities in Iowa and we produce all travel trailer and fifth wheels in Indiana. We distribute our products primarily through independent dealers throughout the US and Canada, who then retail the products to the end consumer.
Our retail unit market share, as reported by Stat Surveys based on state records, is illustrated below. Note that this data is subject to adjustment and is continuously updated.

	Through January 31		Calendar Year
US Retail Motorized:	2013	2012	2012	2011	2010
Class A gas	24.9%	20.0%	24.2%	22.2%	23.7%
Class A diesel	20.2%	19.2%	19.4%	17.6%	15.2%
Total Class A	22.9%	19.6%	22.2%	20.2%	19.5%
Class C	17.9%	20.8%	18.5%	17.5%	17.9%
Total Class A and C	21.1%	20.0%	20.6%	19.0%	18.8%

Class B	15.4%	15.5%	16.5%	7.7%	15.6%

	Through January 31		Calendar Year
Canadian Retail Motorized:	2013	2012	2012	2011	2010
Class A gas	—%	13.3%	15.3%	16.5%	14.9%
Class A diesel	16.7%	17.6%	17.3%	18.0%	9.9%
Total Class A	9.5%	14.9%	16.1%	17.1%	12.6%
Class C	33.3%	30.8%	14.9%	15.9%	13.8%
Total Class A and C	19.4%	18.3%	15.5%	16.5%	13.2%

Class B	—%	—%	12.7%	7.1%	4.8%

	US				Canadian
	Through January 31		Calendar Year		Through January 31		Calendar Year
Retail Towables:	2013	2012	2012	2011	2013	2012	2012	2011
Travel trailer	1.2%	1.1%	0.8%	0.6%	0.6%	—%	0.6%	0.5%
Fifth wheel	1.0%	0.7%	1.1%	0.5%	0.8%	1.4%	1.5%	0.6%
Total towables	1.1%	1.0%	0.9%	0.6%	0.7%	0.4%	0.9%	0.5%

Presented in fiscal quarters, certain key metrics are shown below:

	Class A, B & C Motorhomes				Travel Trailers & Fifth Wheels
			As of Quarter End				As of Quarter End
	Wholesale	Retail	Dealer	Order	Wholesale	Retail	Dealer	Order
(In units)	Deliveries	Registrations	Inventory	Backlog	Deliveries	Registrations	Inventory	Backlog
Q3 2011	1,283	1,394	2,068	642	326	203	1,028	164
Q4 2011	1,088	1,198	1,958	681	358	420	966	293
Q1 2012	1,040	1,053	1,945	618	435	255	1,146	460
Q2 2012	1,001	872	2,074	1,004	562	332	1,376	417
Rolling 12 months	4,412	4,517			1,681	1,210
(Mar 2011-Feb 2012)

Q3 2012	1,280	1,414	1,940	1,237	646	652	1,370	505
Q4 2012	1,321	1,334	1,927	1,473	695	700	1,365	411
Q1 2013	1,534	1,416	2,045	2,118	557	367	1,555	687
Q2 2013	1,419	1,072	2,392	2,752	548	328	1,775	381
Rolling 12 months	5,554	5,236			2,446	2,047
(Mar 2012-Feb 2013)
Highlights of the first six months of Fiscal 2013:
Motorized performance:

•
We continued to see growing demand for our product during the first half of Fiscal 2013 at the wholesale and retail level. For the second quarter of Fiscal 2013 wholesale deliveries were up over 40% and retail registrations were up approximately 23% as compared to the second quarter of Fiscal 2012. We have also seen our motorized backlog increase for five consecutive Fiscal quarters which we view as a further evidence of the strong demand for our product. The ramp up in our production has been accomplished through a combination of overtime and hiring of incremental hourly employees; it also required ordering larger quantities of materials. The benefit of the increased production has been realized in improved operating results, notably due to better absorption of our overhead costs.

•
In comparison, we experienced a dramatically different environment one year ago during the first half of Fiscal 2012. Demand was very weak and as a result we utilized multiple shortened work weeks to reduce production and then increased sales incentives to secure more orders. Conversely, the first half of Fiscal 2013 benefited from continued strong dealer demand that did not require the same level of sales incentives.

Towables performance:

•
Towables generated an operating loss of $2.2 million in the first half of Fiscal 2013 compared to an operating loss of $470,000 in the first half of Fiscal 2012. The two most significant issues that negatively impacted Towables' operating performance during the first half of Fiscal 2013 were increased warranty expense due to escalating negative claim experience and unfavorable overhead variances due to lower production. Significant changes have been made throughout the first half of Fiscal 2013 in key management positions to address the recent performance problems. Notably, a new Towables President was named in January 2013 and leadership responsibilities of warranty and service were centralized to the Company's headquarters in Iowa to better leverage the Company's industry leading capabilities, processes and expertise of long time motorized resources. During February 2013, production was idled in one of the assembly plants where production issues had been pervasive and only a small core group of employees were retained to train and work in the other assembly plant that has not experienced similar issues. Our intention is to reopen the plant once the appropriate employee training has occurred and the capacity is needed.

Industry Outlook
Key statistics for the motorhome industry are as follows:

	US and Canada Industry Class A, B & C Motorhomes
	Wholesale Shipments(1)					Retail Registrations(2)
	Calendar Year					Calendar Year
(In units)	2012		2011	(Decrease) Increase	Change	2012		2011	Increase	Change
Q1	6,869		6,888	(19)	(0.3)%	5,706		5,114	592	11.6%
Q2	7,707		7,868	(161)	(2.0)%	8,206		8,140	66	0.8%
Q3	6,678		5,267	1,411	26.8%	6,916		6,102	814	13.3%
Q4	6,944		4,807	2,137	44.5%	4,922		4,626	296	6.4%
Total	28,198		24,830	3,368	13.6%	25,750		23,982	1,768	7.4%

(In units)	2013		2012	Increase	Change	2013		2012	Increase	Change
January	2,577		1,945	632	32.5%	1,625		1,359	266	19.6%
February	2,838		2,149	689	32.1%		(4)	1,849
March	3,335	(3)	2,775	560	20.2%		(4)	2,498
Q1	8,750	(3)	6,869	1,881	27.4%		(4)	5,706
Q2	9,000	(3)	7,707	1,293	16.8%		(4)	8,206
Q3	7,700	(3)	6,678	1,022	15.3%		(4)	6,916
Q4	7,000	(3)	6,944	56	0.8%		(4)	4,922
Total	32,450	(3)	28,198	4,252	15.1%			25,750

(1)	Class A, B and C wholesale shipments as reported by RVIA.

(2)	Class A, B and C retail registrations as reported by Stat Surveys for the US and Canada combined. (Canadian retail for January 2013 is not yet available.)

(3)
Monthly and quarterly 2013 Class A, B and C wholesale shipments are based upon the forecast prepared by Dr. Richard Curtin of the University of Michigan Consumer Survey Research Center for RVIA and reported in the Roadsigns RV Spring 2013 Industry Forecast Issue. The RVIA annual 2013 wholesale shipment forecast was 31,900 (prior to actual January and February shipments being available).

(4)	Stat Surveys has not issued a projection for 2013 retail demand for this period.

Key statistics for the towable industry are as follows:

	US and Canada Travel Trailer & Fifth Wheel Industry
	Wholesale Shipments(1)					Retail Registrations(2)
	Calendar Year					Calendar Year
(In units)	2012		2011	Increase	Change	2012		2011	Increase	Change
Q1	60,402		54,132	6,270	11.6%	39,093		33,698	5,395	16.0%
Q2	71,095		65,987	5,108	7.7%	83,990		79,155	4,835	6.1%
Q3	56,601		47,547	9,054	19.0%	67,344		63,014	4,330	6.9%
Q4	54,782		45,266	9,516	21.0%	32,469		30,044	2,425	8.1%
Total	242,880		212,932	29,948	14.1%	222,896		205,911	16,985	8.2%

(In units)	2013		2012	Increase (Decrease)	Change	2013		2012	Increase	Change
January	20,493		15,658	4,835	30.9%	8,456		7,148	1,308	18.3%
February	21,995		21,133	862	4.1%		(4)	11,587
March	27,210	(3)	23,611	3,599	15.2%		(4)	20,358
Q1	69,698	(3)	60,402	9,296	15.4%		(4)	39,093
Q2	76,700	(3)	71,095	5,605	7.9%		(4)	83,990
Q3	62,400	(3)	56,601	5,799	10.2%		(4)	67,344
Q4	55,200	(3)	54,782	418	0.8%		(4)	32,469
Total	263,998	(3)	242,880	21,118	8.7%			222,896

(1)	Towable wholesale shipments as reported by RVIA.

(2)	Towable retail registrations as reported by Stat Surveys for the US and Canada combined.

(3)
Monthly and quarterly 2013 towable wholesale shipments are based upon the forecast prepared by Dr. Richard Curtin of the University of Michigan Consumer Survey Research Center for RVIA and reported in the Roadsigns RV Spring 2013 Industry Forecast Issue. The RVIA annual 2013 wholesale shipment forecast was 261,200 (prior to actual January and February shipments being available).

(4)	Stat Surveys has not issued a projection for 2013 retail demand for this period.

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

As evidenced in the following table, our motorhome sales order backlog at the end of the second quarter of Fiscal 2013 significantly increased as compared to the end of the second quarter of Fiscal 2012. It has also increased sequentially from the end of the first quarter of Fiscal 2013, as previously illustrated. We believe the increase is a result of the overall growth of the RV industry coupled with positive dealer response and increased retail registration activity of our products. The demand for our product has outpaced the overall industry growth and thus our Class A and C retail market share increased from 19.0% to 20.6% from the end of calendar year 2011 to the end of calendar year 2012.

As a result of the improved demand, we have been increasing our production throughout the past nine months. We have increased our weekly production schedule in the second quarter of Fiscal 2013 to meet the growing demand for our products while managing constraints as they present themselves in relation to labor and component parts. Although we had fewer production days in our Fiscal second quarter as compared to the first quarter of Fiscal 2013, we did produce at a higher rate per production day. When measured as units produced per production day our production increased by 24%. The impact of the increased production in our fiscal second quarter combined with lower wholesale volume compared to the first fiscal quarter increased our finished goods level by approximately $22.5 million within the quarter. Approximately 50% of the finished goods increase is attributable to an increase in units in transit to our dealers.

Our motorized sales order backlog of 2,752 as of March 2, 2013 represents orders to be shipped in the next two quarters.

We believe that the level of our dealer inventory at the end of the second quarter of Fiscal 2013 is aligned with current market conditions given the improved retail demand and increased sales order backlog of our product.

Our unit order backlog was as follows:

	As Of
(In units)	March 2, 2013		February 25, 2012		Increase (Decrease)	% Change
Class A gas	1,216	44.2%	306	30.5%	910	297.4%
Class A diesel	375	13.6%	196	19.5%	179	91.3%
Total Class A	1,591	57.8%	502	50.0%	1,089	216.9%
Class B	121	4.4%	83	8.3%	38	45.8%
Class C	1,040	37.8%	419	41.7%	621	148.2%
Total motorhome backlog(1)	2,752	100.0%	1,004	100.0%	1,748	174.1%

Travel trailer	325	85.3%	230	55.2%	95	41.3%
Fifth wheel	56	14.7%	187	44.8%	(131)	(70.1)%
Total towable backlog(1)	381	100.0%	417	100.0%	(36)	(8.6)%

Approximate backlog revenue in thousands
Motorhome	$277,270		$103,978		$173,292	166.7%
Towable	$8,105		$10,671		$(2,566)	(24.0)%

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

	Quarter Ended
(In thousands, except percent and per share data)	March 2, 2013	% of Revenues(1)	February 25, 2012	% of Revenues(1)	Increase (Decrease)	% Change
Net revenues	$177,166	100.0%	$131,600	100.0%	$45,566	34.6%
Cost of goods sold	159,975	90.3%	124,754	94.8%	35,221	28.2%
Gross profit	17,191	9.7%	6,846	5.2%	10,345	151.1%

Selling	3,831	2.2%	3,992	3.0%	(161)	(4.0)%
General and administrative	4,488	2.5%	4,018	3.1%	470	11.7%
Operating expenses	8,319	4.7%	8,010	6.1%	309	3.9%

Operating income (loss)	8,872	5.0%	(1,164)	(0.9)%	10,036	NMF
Non-operating expense	(19)	—%	(110)	(0.1)%	91	(82.7)%
Income (loss) before income taxes	8,853	5.0%	(1,274)	(1.0)%	10,127	NMF
Provision (benefit) for taxes	2,568	1.4%	(362)	(0.3)%	2,930	NMF
Net income (loss)	$6,285	3.5%	$(912)	(0.7)%	$7,197	NMF

Diluted income (loss) per share	$0.22		$(0.03)		$0.25	NMF
Diluted average shares outstanding	28,191		29,248		(1,057)	(3.6)%
(1) Percentages may not add due to rounding differences.
Unit deliveries and ASP, net of discounts, consisted of the following:

	Quarter Ended
(In units)	March 2, 2013	Product Mix % (1)	February 25, 2012	Product Mix % (1)	Increase (Decrease)	% Change
Motorhomes:
Class A gas	503	35.4%	353	35.3%	150	42.5%
Class A diesel	321	22.6%	235	23.5%	86	36.6%
Total Class A	824	58.1%	588	58.7%	236	40.1%
Class B	95	6.7%	49	4.9%	46	93.9%
Class C	500	35.2%	364	36.4%	136	37.4%
Total motorhome deliveries	1,419	100.0%	1,001	100.0%	418	41.8%

ASP (in thousands)	$111.5		$109.2		$2.3	2.1%

Towables:
Travel trailer	438	79.9%	304	54.1%	134	44.1%
Fifth wheel	110	20.1%	258	45.9%	(148)	(57.4)%
Total towable deliveries	548	100.0%	562	100.0%	(14)	(2.5)%

ASP (in thousands)	$21.9		$25.7		$(3.8)	(14.9)%
(1) Percentages may not add due to rounding differences.

Net revenues consisted of the following:

	Quarter Ended
(In thousands)	March 2, 2013		February 25, 2012		Increase (Decrease)	% Change
Motorhomes (1)	$155,707	87.9%	$107,826	81.9%	$47,881	44.4%
Towables (2)	11,893	6.7%	14,475	11.0%	(2,582)	(17.8)%
Motorhome parts and services	2,455	1.4%	2,149	1.6%	306	14.2%
Other manufactured products	7,111	4.0%	7,150	5.5%	(39)	(0.5)%
Total net revenues	$177,166	100.0%	$131,600	100.0%	$45,566	34.6%

(1)	Motorhome unit revenue less discounts, sales promotions and incentives, and accrued loss on repurchase adjustments.

(2)	Includes towable units and parts.

The increase in motorhome net revenues of $47.9 million or 44.4% was attributed primarily to a 41.8% increase in unit deliveries, as well as an increase in motorhome ASP of 2.1% as compared to the second quarter of Fiscal 2012. The increase in ASP was partially due to reductions in certain discounts offered in 2012 that were necessary when we chose to produce specific products rather than incur unabsorbed overhead costs.

The decrease in Towables revenues of $2.6 million or 17.8% was attributed to a decrease in ASP of 14.9% as well as a 2.5% decrease in unit deliveries as compared to the second quarter of Fiscal 2012.

Cost of goods sold was $160.0 million, or 90.3% of net revenues for the second quarter of Fiscal 2013 compared to $124.8 million, or 94.8% of net revenues for the second quarter of Fiscal 2012 due to the following:

•
Total variable costs (materials, direct labor, variable overhead, delivery expense and warranty), as a percent of net revenues, decreased to 84.1% this year from 86.9% last year which was primarily due to lower material costs and greater production efficiencies due to increased production levels and was partially offset by increased warranty expense.

•
Fixed overhead (manufacturing support labor, depreciation and facility costs) and research and development-related costs decreased to 6.2% of net revenues compared to 7.9% for Fiscal 2012. This difference was primarily due to significantly higher production levels in Fiscal 2013.

•	All factors considered, gross profit increased from 5.2% to 9.7% of net revenues.
Selling expenses decreased $161,000, or 4.0%, in the second quarter of Fiscal 2013. The expense decrease was primarily due to advertising expenses associated with the timing of our Louisville show falling in the first quarter of Fiscal 2013 (the show typically is expensed in our second fiscal quarter) and was partially offset by increased sales compensation expense. As a percent of net revenues, selling expenses were 2.2% and 3.0% in the second quarter of Fiscal 2013 and Fiscal 2012, respectively.
General and administrative expenses increased $470,000, or 11.7% in the second quarter of Fiscal 2013. This increase was due primarily to increases of $500,000 in incentives accrued under annual and long-term bonus plans, $240,000 in product liability expenses, and was partially offset by a reduction of $325,000 in stock-based compensation expense. As a percent of net revenues, general and administrative expenses were 2.5% and 3.1% in the second quarter of Fiscal 2013 and Fiscal 2012, respectively.
Non-operating expense decreased $91,000 or 82.7%, in the second quarter of Fiscal 2013. This difference is due to decreased financing fees and COLI expenses.
The overall effective income tax provision rate for the second quarter of Fiscal 2013 was 29.0% compared to the tax benefit rate of 28.4% for the second quarter of Fiscal 2012. The increase in tax rate for the second quarter of Fiscal 2013 most notably is a result of the level of pretax book income earned during the quarter. We also had a reduced level (in comparison to book income) of benefits recorded for uncertain tax positions during the quarter. Most notably, our effective tax benefit rate for the second quarter of Fiscal 2012 was impacted by the lack of taxable income being generated during the quarter, thus resulting in minimal tax being recorded during the quarter from operations. In addition, we recorded tax benefits in the quarter associated with tax planning initiatives as well as reductions to reserves for uncertain tax positions.
Net income and diluted income per share were $6.3 million and $0.22 per share, respectively, for the second quarter of Fiscal 2013. In the second quarter of Fiscal 2012, the net loss was $912,000 and diluted loss was $0.03 per share. The impact of stock repurchases since July 2012 (the date we began recent repurchases) on diluted net income per share was an increase of $0.01 for the second quarter of Fiscal 2013. See Part II, Item 2.

Six Months Compared to the Comparable Six Months Last Year
The following is an analysis of changes in key items included in the statements of operations:

	Six Months Ended
(In thousands, except percent and per share data)	March 2, 2013	% of Revenues(1)	February 25, 2012	% of Revenues(1)	Increase (Decrease)	% Change
Net revenues	$370,720	100.0%	$263,437	100.0%	$107,283	40.7%
Cost of goods sold	332,782	89.8%	248,095	94.2%	84,687	34.1%
Gross profit	37,938	10.2%	15,342	5.8%	22,596	147.3%

Selling	8,792	2.4%	8,154	3.1%	638	7.8%
General and administrative	10,300	2.8%	7,725	2.9%	2,575	33.3%
Loss on assets held for sale	28	—%	—	—%	28	NMF
Operating expenses	19,120	5.2%	15,879	6.0%	3,241	20.4%

Operating income (loss)	18,818	5.1%	(537)	(0.2)%	19,355	NMF
Non-operating income	595	0.2%	147	0.1%	448	304.8%
Income (loss) before income taxes	19,413	5.2%	(390)	(0.1)%	19,803	NMF
Provision (benefit) for taxes	5,737	1.5%	(513)	(0.2)%	6,250	NMF
Net income	$13,676	3.7%	$123	0.0%	$13,553	NMF

Diluted income per share	$0.48		$0.00		$0.48	NMF
Diluted average shares outstanding	28,280		29,231		(951)	(3.3)%
(1) Percentages may not add due to rounding differences.
Unit deliveries and ASP, net of discounts, consisted of the following:

	Six Months Ended
(In units)	March 2, 2013	Product Mix % (1)	February 25, 2012	Product Mix % (1)	Increase (Decrease)	% Change
Motorhomes:
Class A gas	1,123	38.0%	734	36.0%	389	53.0%
Class A diesel	666	22.6%	467	22.9%	199	42.6%
Total Class A	1,789	60.6%	1,201	58.8%	588	49.0%
Class B	185	6.3%	128	6.3%	57	44.5%
Class C	979	33.2%	712	34.9%	267	37.5%
Total motorhome deliveries	2,953	100.0%	2,041	100.0%	912	44.7%

ASP (in thousands)	$111.7		$108.8		$2.9	2.7%

Towables:
Travel trailer	846	76.6%	571	57.3%	275	48.2%
Fifth wheel	259	23.4%	426	42.7%	(167)	(39.2)%
Total towable deliveries	1,105	100.0%	997	100.0%	108	10.8%

ASP (in thousands)	$21.6		$24.3		$(2.7)	(11.0)%
(1) Percentages may not add due to rounding differences.

Net revenues consisted of the following:

	Six Months Ended
(In thousands)	March 2, 2013		February 25, 2012		Increase (Decrease)	% Change
Motorhomes (1)	$325,702	87.9%	$219,494	83.3%	$106,208	48.4%
Towables (2)	23,964	6.4%	24,556	9.3%	(592)	(2.4)%
Motorhome parts and services	6,288	1.7%	5,786	2.2%	502	8.7%
Other manufactured products	14,766	4.0%	13,601	5.2%	1,165	8.6%
Total net revenues	$370,720	100.0%	$263,437	100.0%	$107,283	40.7%

(1)	Motorhome unit revenue less discounts, sales promotions and incentives, and accrued loss on repurchase adjustments.

(2)	Includes towable units and parts.

The increase in motorhome net revenues of $106.2 million or 48.4% was attributed primarily to a 44.7% increase in unit deliveries, as well as an increase in motorhome ASP of 2.7% in the first six months of Fiscal 2013 as compared to the first six months of Fiscal 2012. ASPs were positively impacted in the first six months of Fiscal 2013 by a higher mix of Class A products, as well as decreased discounts and promotional pricing.

Towables revenues were $24.0 million in the first six months of Fiscal 2013, compared to $24.6 million in the first six months of Fiscal 2012. Overall, the 10.8% increase in unit deliveries was offset by a 11.0% decrease in ASPs.

Cost of goods sold was $332.8 million, or 89.8% of net revenues for the first six months of Fiscal 2013 compared to $248.1 million, or 94.2% of net revenues for the first six months of Fiscal 2012 due to the following:

•
Total variable costs (materials, direct labor, variable overhead, delivery expense and warranty), as a percent of net revenues, decreased to 83.9% this year from 86.0% last year which was primarily due to lower material costs and greater production efficiencies due to increased production levels.

•
Fixed overhead (manufacturing support labor, depreciation and facility costs) and research and development-related costs decreased to 12.3% of net revenues compared to 8.1% for Fiscal 2012. This difference was primarily due to higher plant utilization due to the additional week in the first six months of Fiscal 2013 and significantly higher production levels in Fiscal 2013.

•	All factors considered, gross profit increased from 5.8% to 10.2% of net revenues.
Selling expenses increased $638,000, or 7.8%, in the first six months of Fiscal 2013. The expense increase was due to increased sales compensation and stock-based compensation expenses. As a percent of net revenues, selling expenses were 2.4% and 3.1% in the first six months of Fiscal 2013 and Fiscal 2012, respectively.
General and administrative expenses increased $2.6 million, or 33.3% in the first six months of Fiscal 2013. This increase was due primarily to increases of $1.9 million in incentives accrued under annual and long-term bonus plans, $300,000 in legal expenses,$290,000 in product liability expense. As a percent of net revenues, general and administrative expenses were 2.8% and 2.9% in the first six months of Fiscal 2013 and Fiscal 2012, respectively.
During the first quarter of Fiscal 2013 we realized a loss of $28,000 on the sale of an idled manufacturing facility (Hampton). See Note 6.
Non-operating income increased $448,000 or 304.8%, in the first six months of Fiscal 2013. This difference is primarily due to increased proceeds from COLI policies of $331,000 and reduced financing fees.
The overall effective income tax provision rate for the first six months of Fiscal 2013 was 29.6% compared to the tax benefit rate of 131.5% for the first six months of Fiscal 2012. The tax rate for the first six months of Fiscal 2013 most notably is a result of the level of pretax book income earned during the first six months of Fiscal 2013. We also had a reduced level (in comparison to book income) of benefits recorded for uncertain tax positions during the first six months. Most notably, our effective tax benefit rate for the first six months of Fiscal 2012 was impacted by the pretax loss recorded during the first six months, as well as favorable tax benefits being recorded to the reserve for uncertain tax positions, as well as tax planning initiatives recorded during this period.
Net income and diluted income per share were $13.7 million and $0.48 per share, respectively, for the first six months of Fiscal 2013. In the first six months of Fiscal 2012, the net income was $123,000 and diluted income was $0.00 per share. The impact of stock repurchases since July 2012 (the date we began recent repurchases) on diluted net income per share was an increase of $0.02 for the first six months of Fiscal 2013. See Part II, Item 2.

Analysis of Financial Condition, Liquidity and Resources
Cash and cash equivalents decreased $36.4 million during the first six months of Fiscal 2013 and totaled $26.2 million as of March 2, 2013. Significant liquidity events that occurred during the first six months of Fiscal 2013 were:

•	Generated net income of $13.7 million

•	Increase in inventory of $37.4 million: The increase was primarily a result of significantly more finished goods units ready for delivery and in transit

•	Stock repurchases of approximately $8.4 million
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
We filed a Registration Statement on Form S-3, which was declared effective by the SEC on March 31, 2010. Subject to market conditions, we have the ability to offer and sell up to $35 million of our common stock in one or more offerings pursuant to the Registration Statement. The Registration Statement will be available for use for three years from its effective date. We currently have no plans to offer and sell the common stock registered under the Registration Statement; however, it does provide another potential source of liquidity in addition to the alternatives already in place. We intend to file a Registration Statement on Form S-3 in April of 2013.
Working capital at March 2, 2013 and August 25, 2012 was $130.5 million and $126.1 million, respectively, an increase of $4.4 million. We currently expect cash on hand, funds generated from operations and the availability under a credit facility to be sufficient to cover both short-term and long-term operating requirements. We anticipate capital expenditures during the balance of Fiscal 2013 of approximately $3.7 million, primarily for manufacturing equipment and facilities.
We made share repurchases of $8.4 million in the first six months of Fiscal 2013. If we believe the common stock is trading at attractive levels we may purchase additional shares in the remainder of Fiscal 2013.
Operating Activities
Cash used in operating activities was $26.1 million for the six months ended March 2, 2013 compared to cash provided by operating activities of $11.4 million for the six months ended February 25, 2012. The combination of net income of $13.7 million in Fiscal 2013 and changes in non-cash charges (e.g., depreciation, LIFO, stock-based compensation, deferred income taxes) provided $15.1 million of operating cash compared to $4.1 million in the first six months of Fiscal 2012. In the six months ended March 2, 2013 changes in assets and liabilities (primarily increases in inventories and receivables) used an additional $41.2 million of operating cash. In the six months ended February 25, 2012, changes in assets and liabilities (primarily a decrease in inventories) provided $7.3 million of operating cash.
Investing Activities
Cash used in investing activities of $1.8 million for the six months ended March 2, 2013 was due primarily to capital spending of $2.4 million and payments of COLI borrowings of $1.4 million, and was partially offset by proceeds of $974,000 from COLI policies and proceeds of $614,000 from the sale of property. In the six months ended February 25, 2012, cash provided by investing activities of $297,000 was mostly due to ARS redemptions of $750,000 and COLI proceeds of $643,000, partially offset by capital spending of $1.2 million.
Financing Activities
Cash used in financing activities of $8.5 million for the six months ended March 2, 2013 was primarily due to $8.4 million in repurchases of our stock. Cash used in financing activities for the six months ended February 25, 2012 was $202,000.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 19, 2007, the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $60 million. There is no time restriction on this authorization. During the second quarter of Fiscal 2013, approximately 69,000 shares were repurchased under the authorization, at an aggregate cost of approximately $1.3 million. Approximately 500 of these shares were repurchased from employees who vested in Winnebago Industries shares during the second quarter of Fiscal 2013 and elected to pay their payroll tax via shares as opposed to cash. As of March 2, 2013, there was approximately $44.2 million remaining under this authorization.
This table provides information with respect to purchases by us of shares of our common stock during each fiscal month of the second quarter of Fiscal 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
12/02/12 - 01/05/13	—	$—	—	$45,463,000
01/06/13 - 02/02/13	29,470	$18.10	29,470	$44,930,000
02/03/13 - 03/02/13	39,600	$18.47	39,600	$44,199,000
Total	69,070	$18.31	69,070	$44,199,000

In January 2013, a director exercised options to purchase 4,000 shares of common stock on a cashless, net exercise basis. The director was issued 64 shares as a result of the option exercise.

Item 6. Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated April 4, 2013.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated April 4, 2013.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 4, 2013.

32.2	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 4, 2013.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*Attached as Exhibit 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended March 2, 2013 formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations and Comprehensive Income, (iii) the Unaudited Consolidated Statement of Cash Flows, and (iv) related notes to these financial statements. Such exhibits are deemed furnished and not filed pursuant to Rule 406T of Regulation S-T.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.

Date:	April 4, 2013	By	/s/ Randy J. Potts
Randy J. Potts
Chief Executive Officer, President, Chairman of the Board
(Principal Executive Officer)

Date:	April 4, 2013	By	/s/ Sarah N. Nielsen
Sarah N. Nielsen
Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)