Form 10-Q
period 2013-06-01
WINNEBAGO INDUSTRIES INC
filed 2013-06-28
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 1, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, par value $0.50 per share, outstanding June 27, 2013 was 27,922,110.

Winnebago Industries, Inc.

Glossary

The following terms and abbreviations appear in the text of this report and are defined as follows:

AOCI	Accumulated Other Comprehensive Income (Loss)
ARS	Auction Rate Securities
ASC	Accounting Standards Codification
ASP	Average Sales Price
ASU	Accounting Standards Update
COLI	Company Owned Life Insurance
Credit Agreement	Credit Agreement dated as of October 31, 2012 by and between Winnebago Industries, Inc. and Winnebago of Indiana, LLC, as Borrowers, and General Electric Capital Corporation, as Agent
DCF	Discounted Cash Flow
FASB	Financial Accounting Standards Board
FIFO	First In, First Out
GAAP	Generally Accepted Accounting Principles
GECC	General Electric Capital Corporation
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
LIFO	Last In, First Out
Loan Agreement	Loan and Security Agreement dated October 13, 2009 by and between Winnebago Industries, Inc. and Wells Fargo Bank, National Association, as successor to Burdale Capital Finance, Inc., as Agent
NMF	Non-Meaningful Figure
NYSE	New York Stock Exchange
RV	Recreation Vehicle
RVIA	Recreation Vehicle Industry Association
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
Stat Surveys	Statistical Surveys, Inc.
SunnyBrook	SunnyBrook RV, Inc.
Towables	Winnebago of Indiana, LLC, a wholly-owned subsidiary of Winnebago Industries, Inc.
US	United States of America
XBRL	eXtensible Business Reporting Language

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Winnebago Industries, Inc.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Quarter Ended		Nine Months Ended
(In thousands, except per share data)	June 1, 2013	May 26, 2012	June 1, 2013	May 26, 2012
Net revenues	$218,199	$155,709	$588,919	$419,146
Cost of goods sold	197,002	143,638	529,784	391,733
Gross profit	21,197	12,071	59,135	27,413
Operating expenses:
Selling	4,857	4,331	13,649	12,485
General and administrative	6,092	4,213	16,392	11,938
Loss on sale of asset held for sale	—	—	28	—
Total operating expenses	10,949	8,544	30,069	24,423
Operating income	10,248	3,527	29,066	2,990
Non-operating income	144	402	739	549
Income before income taxes	10,392	3,929	29,805	3,539
Provision (benefit) for taxes	2,731	(12)	8,468	(525)
Net income	$7,661	$3,941	$21,337	$4,064

Income per common share:
Basic	$0.27	$0.13	$0.76	$0.14
Diluted	$0.27	$0.13	$0.76	$0.14

Weighted average common shares outstanding:
Basic	27,987	29,225	28,128	29,171
Diluted	28,087	29,263	28,218	29,243

Net income	$7,661	$3,941	$21,337	$4,064
Other comprehensive (loss) income:
Amortization of prior service credit (net of tax of $514, $(803), $1,430 and $0)	(853)	(2,024)	(2,373)	(3,371)
Amortization of net actuarial loss (net of tax of $(90), $(184), $206 and $0)	503	448	1,006	768
Plan amendment (net of tax of $0, $0, $1,613 and $0)	—	—	2,676	4,598
Unrealized appreciation (depreciation) of investments (net of tax of $(96), $212, $(63) and $202)	160	(351)	104	(335)
Total other comprehensive (loss) income	(190)	(1,927)	1,413	1,660
Comprehensive income	$7,471	$2,014	$22,750	$5,724

See notes to consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except per share data)	June 1, 2013	August 25, 2012
Assets
Current assets:
Cash and cash equivalents	$42,422	$62,683
Short-term investments	4,605	—
Receivables, less allowance for doubtful accounts ($234 and $175)	31,421	22,726
Inventories	112,951	87,094
Prepaid expenses and other assets	6,718	4,509
Income taxes receivable and prepaid	2,416	1,603
Deferred income taxes	10,515	8,453
Total current assets	211,048	187,068
Property, plant and equipment, net	20,158	19,978
Assets held for sale	—	550
Long-term investments	4,385	9,074
Investment in life insurance	24,826	23,127
Deferred income taxes	28,112	30,520
Goodwill	1,228	1,228
Amortizable intangible assets	577	641
Other assets	12,537	13,886
Total assets	$302,871	$286,072

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$28,398	$24,920
Income taxes payable	—	348
Accrued expenses:
Accrued compensation	19,961	16,038
Product warranties	8,441	6,990
Self-insurance	4,868	4,137
Accrued loss on repurchases	1,250	627
Promotional	2,239	2,661
Other	4,329	5,297
Total current liabilities	69,486	61,018
Total long-term liabilities:
Unrecognized tax benefits	4,931	5,228
Postretirement health care and deferred compensations benefits	70,354	75,135
Total long-term liabilities	75,285	80,363
Contingent liabilities and commitments
Stockholders' equity:
Capital stock common, par value $0.50; authorized 60,000 shares, issued 51,776 shares	25,888	25,888
Additional paid-in capital	28,960	28,496
Retained earnings	498,827	477,490
Accumulated other comprehensive loss	(2,273)	(3,686)
Treasury stock, at cost (23,854 and 23,122 shares)	(393,302)	(383,497)
Total stockholders' equity	158,100	144,691
Total liabilities and stockholders' equity	$302,871	$286,072

See notes to consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(In thousands)	June 1, 2013	May 26, 2012
Operating activities:
Net income	$21,337	$4,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,190	3,786
LIFO expense	438	844
Stock-based compensation	1,258	863
Deferred income taxes including valuation allowance	(1,243)	(753)
Postretirement benefit income and deferred compensation expense	259	510
Provision for doubtful accounts	62	28
(Gain) loss on disposal of property	(34)	20
Gain on life insurance	(536)	(281)
Increase in cash surrender value of life insurance policies	(853)	(523)
Other	—	579
Change in assets and liabilities:
Inventories	(26,295)	(1,283)
Receivables, prepaid and other assets	(10,819)	1,893
Income taxes and unrecognized tax benefits	(234)	105
Accounts payable and accrued expenses	9,895	4,950
Postretirement and deferred compensation benefits	(3,359)	(3,053)
Net cash (used in) provided by operating activities	(6,934)	11,749

Investing activities:
Proceeds from the sale of investments, at par	250	750
Proceeds from life insurance	1,004	1,404
Purchases of property and equipment	(3,322)	(1,527)
Proceeds from the sale of property	637	16
Repayments of COLI borrowings	(1,371)	—
Other	692	(558)
Net cash (used in) provided by investing activities	(2,110)	85

Financing activities:
Payments for purchases of common stock	(11,123)	(343)
Other	(94)	33
Net cash used in financing activities	(11,217)	(310)

Net (decrease) increase in cash and cash equivalents	(20,261)	11,524
Cash and cash equivalents at beginning of period	62,683	69,307
Cash and cash equivalents at end of period	$42,422	$80,831

Supplement cash flow disclosure:
Income taxes paid, net of refunds	$9,946	$115

See notes to consolidated financial statements.

Winnebago Industries, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

In our opinion, the accompanying condensed unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly our consolidated financial position as of June 1, 2013 and the consolidated results of operations and comprehensive income and consolidated cash flows for the first nine months of Fiscal 2013 and 2012. The consolidated statement of operations and comprehensive income for the first nine months of Fiscal 2013 is not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet data as of August 25, 2012 was derived from audited financial statements, but does not include all of the information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the fiscal year ended August 25, 2012.

Fiscal Period
We follow a 52-/53-week fiscal year, ending the last Saturday in August. Fiscal 2013 is a 53-week fiscal year; the first quarter ending December 1, 2012 was a 14-week quarter, and the nine months ending June 1, 2013 had 40 weeks. Fiscal 2012 was a 52‑week year; the first quarter ending November 26, 2011 was a 13-week quarter, and the nine months ending May 26, 2012 had 39 weeks.

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

Note 2: Concentration Risk

One of our dealer organizations accounted for 26.9% and 26.1% of our consolidated net revenue for the first nine months of Fiscal 2013 and Fiscal 2012, respectively. A second dealer organization, accounted for 13.6% and 8.8% of our consolidated net revenue for the first nine months of Fiscal 2013 and Fiscal 2012, respectively. The loss of these dealer organizations could have a significant adverse effect on our business. In addition, deterioration in the liquidity or creditworthiness of these dealers could negatively impact our sales and could trigger repurchase obligations under our repurchase agreements.

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

The following tables set forth by level within the fair value hierarchy our financial assets that were accounted for at fair value on a recurring basis at June 1, 2013 and August 25, 2012 according to the valuation techniques we used to determine their fair values:

	Fair Value at June 1, 2013	Fair Value Measurements Using Inputs Considered As
(In thousands)		Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs
Short-term investments:
Student loan ARS with pending redemption	$4,605	$—	$4,605	$—
Long-term investments:
Student loan ARS	4,385	—	—	4,385
Assets that fund deferred compensation:
Domestic equity funds	7,171	7,171	—	—
International equity funds	805	805	—	—
Fixed income funds	387	387	—	—
Total assets at fair value	$17,353	$8,363	$4,605	$4,385

	Fair Value at August 25, 2012	Fair Value Measurements Using Inputs Considered As
(In thousands)		Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs
Long-term investments:
Student loan ARS	$9,074	$—	$—	$9,074
Assets that fund deferred compensation:
Domestic equity funds	7,924	7,924	—	—
International equity funds	957	957	—	—
Fixed income funds	487	487	—	—
Total assets at fair value	$18,442	$9,368	$—	$9,074

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

	Quarter Ended		Nine Months Ended
(In thousands)	June 1, 2013	May 26, 2012	June 1, 2013	May 26, 2012
Balance at beginning of period	$8,735	$9,903	$9,074	$10,627
Transfer to Level 2	(4,605)	(250)	(4,855)	(500)
Net change included in other comprehensive income	255	(562)	166	(536)
Sales	—	—	—	(500)
Balance at end of period	$4,385	$9,091	$4,385	$9,091

The following table presents quantitative information regarding unobservable inputs that were significant to the valuation of assets measured at fair value on a recurring basis at June 1, 2013 using Level 3 inputs:

				Range
(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Low	High
Student loan ARS	$4,385	DCF	Projected ARS yield	1.92%	2.03%
			Discount for lack of marketability	2.94%	3.70%
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Long-Term and Short-Term Investments
Our long-term and short-term investments are comprised of ARS. Our long-term ARS investments are classified as Level 3, as quoted prices were unavailable due to events described in Note 4. Due to limited market information, we utilized a DCF model to derive an estimate of fair value for the ARS at June 1, 2013. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place and the rate of return required by investors to own such securities given the current liquidity risk associated with ARS. All of our short-term ARS portfolio is classified as Level 2 as they are also in an inactive market, but inputs other than quoted prices were observable and used to value the securities.
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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Our non-financial assets, which include goodwill, intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, we must evaluate the non-financial asset for impairment. If an impairment did occur, the asset is required to be recorded at the estimated fair value. During the first nine months of Fiscal 2013, no impairments were recorded for non-financial assets.

Note 4: Investments
We own investments in marketable securities that have been designated as "available for sale" in accordance with ASC 320, Investments - Debt and Equity Securities. Available for sale securities are carried at fair value with the unrealized gains and losses reported in AOCI, a component of stockholders' equity.

At June 1, 2013, we held $9.4 million (par value) of tax-exempt ARS, which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through Dutch auctions that are typically held every 7, 28 or 35 days. Prior to February 2008, these securities traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually. The ARS we hold are rated AAA by Standard & Poor's Ratings Services and AAA to A by Fitch Ratings, and are collateralized by student loans guaranteed by the US Government under the Federal Family Education Loan Program.

Since February 2008, most ARS auctions have failed and there is no assurance that future auctions for our ARS will succeed. As a result, our ability to liquidate our investment and fully recover the par value in the near term may be limited or nonexistent. We have no reason to believe that any of the underlying issuers of our ARS are presently at risk of default. We have continued to receive interest payments on the ARS in accordance with their terms. We believe we will ultimately be able to liquidate our ARS related investments without significant loss primarily due to the collateral securing the ARS, but also due to the partial redemptions we have received over the last five fiscal years at par value. However, redemption could take until final maturity of the ARS (up to 29 years) to realize the par value of our investments. On June 5, 2013 we received a partial redemption on one of our ARS holdings of $150,000 at par. In May 2013 we entered into an agreement to sell $4.5 million of our ARS holdings at 99% of par value; this sale was finalized on June 12, 2013. Due to these two events, we have classified $4.6 million as short-term investments at June 1, 2013. We believe the recovery period for the remaining portfolio of ARS investments is likely to be longer than 12 months and as a result, we have classified our $4.8 million (par value) of these investments as long-term as of June 1, 2013.

At June 1, 2013, there was insufficient observable ARS market information available to determine the fair value of our ARS investments. Therefore, we estimated fair value by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, final stated maturities, estimates on the probability of the issue being called prior to final maturity, impact due to extended periods of maximum auction rates and broker quotes from independent evaluators. Based on this analysis, we recorded an unrealized temporary impairment of $409,000 in AOCI before tax considerations related to our ARS investments of $9.4 million (par value) at June 1, 2013.

Note 5: Inventories
Inventories consist of the following:

(In thousands)	June 1, 2013	August 25, 2012
Finished goods	$50,781	$30,054
Work-in-process	48,300	45,240
Raw materials	45,332	42,824
Total	144,413	118,118
LIFO reserve	(31,462)	(31,024)
Total inventories	$112,951	$87,094
The above value of inventories, before reduction for the LIFO reserve, approximates replacement cost. Of the $144.4 million and $118.1 million inventory at June 1, 2013 and August 25, 2012, respectively, $137.2 million and $110.1 million is valued on a LIFO basis. Towables inventory of $7.2 million and $8.0 million at June 1, 2013 and August 25, 2012, respectively, is valued on a FIFO basis.

Note 6: Property, Plant and Equipment and Assets Held for Sale
Property, plant and equipment is stated at cost, net of accumulated depreciation and consists of the following:

(In thousands)	June 1, 2013	August 25, 2012
Land	$757	$757
Buildings and building improvements	50,428	49,641
Machinery and equipment	90,671	90,775
Transportation	8,864	8,858
Total property, plant and equipment, gross	150,720	150,031
Less accumulated depreciation	(130,562)	(130,053)
Total property, plant and equipment, net	$20,158	$19,978

Assets Held for Sale
During the first quarter of Fiscal 2013, an idled fiberglass facility in Hampton, Iowa classified as held for sale, was sold. The sale was finalized on August 30, 2012 and generated $550,000 in gross proceeds, selling costs of $28,000 and a loss of $28,000.

Note 7: Goodwill and Amortizable Intangible Assets

Goodwill and intangible assets are the result of the acquisition of SunnyBrook during Fiscal 2011. Goodwill of $1.2 million is not subject to amortization for financial statement purposes, but is amortizable for tax return purposes. Amortizable intangible assets are amortized on a straight-line basis. The weighted average remaining amortization period at June 1, 2013 is 7.3 years.

Goodwill is reviewed for impairment annually or whenever events or circumstances indicate a potential impairment. Intangible assets are also subject to impairment tests whenever events or circumstances indicate that the asset's carrying value may exceed its estimated fair value, at which time an impairment would be recorded.

Amortizable intangible assets consist of the following:

	June 1, 2013		August 25, 2012
(In thousands)	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Dealer network	$534	$129	$534	$88
Trademarks	196	47	196	32
Non-compete agreement	40	17	40	10
Total	$770	$193	$770	$130

Estimated amortization expense of intangible assets for next five fiscal years is as follows:

(In thousands)		Amount
Year Ended:	2014	$86
	2015	77
	2016	73
	2017	73
	2018	73

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

Changes in our product warranty liability are as follows:

	Quarter Ended		Nine Months Ended
(In thousands)	June 1, 2013	May 26, 2012	June 1, 2013	May 26, 2012
Balance at beginning of period	$8,065	$6,530	$6,990	$7,335
Provision	2,118	1,645	7,032	3,928
Claims paid	(1,742)	(1,580)	(5,581)	(4,668)
Balance at end of period	$8,441	$6,595	$8,441	$6,595

Note 10: Employee and Retiree Benefits
Postretirement health care and deferred compensation benefits are as follows:

(In thousands)	June 1, 2013	August 25, 2012
Postretirement health care benefit cost	$41,576	$45,132
Non-qualified deferred compensation	22,687	23,630
Executive share option plan liability	7,135	7,798
SERP benefit liability	3,042	3,342
Executive deferred compensation	105	102
Officer stock-based compensation	450	—
Total postretirement health care and deferred compensation benefits	74,995	80,004
Less current portion	(4,641)	(4,869)
Long-term postretirement health care and deferred compensation benefits	$70,354	$75,135
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

Net periodic postretirement benefit income consisted of the following components:

	Quarter Ended		Nine Months Ended
(In thousands)	June 1, 2013	May 26, 2012	June 1, 2013	May 26, 2012
Interest cost	$373	$453	$1,136	$1,397
Service cost	140	132	433	407
Amortization of prior service benefit	(1,366)	(1,221)	(3,803)	(3,372)
Amortization of net actuarial loss	407	263	1,195	766
Net periodic postretirement benefit income	$(446)	$(373)	$(1,039)	$(802)

Payments for postretirement health care	$271	$297	$836	$916

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
Stock-based compensation expense was $262,000 and $114,000 during the third quarters of Fiscal 2013 and 2012, respectively. Stock-based compensation expense was $1,258,000 and $863,000 during the nine months of Fiscal 2013 and 2012, respectively. Of the $1,258,000 in Fiscal 2013, $852,000 related to the October 10, 2012 grant of 155,600 shares. The remainder is related to the amortization of previously granted restricted stock awards, as well as nonemployee director stock units issued in lieu of their fees. Compensation expense is recognized over the requisite service period of the award or over a period ending with the employee's eligible retirement date, if earlier.
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
Our repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 18 months, provide that our liability will be the lesser of remaining principal owed by the dealer or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our contingent liability on these repurchase agreements was approximately $244.9 million and $165.4 million at June 1, 2013 and August 25, 2012, respectively.
In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of recreation vehicles to repurchase current inventory if a dealership exits the business. Incremental repurchase exposure beyond existing repurchase agreements, related to dealer inventory in states that we have had historical experience of repurchasing inventory, totaled $7.4 million and $5.0 million at June 1, 2013 and August 25, 2012, respectively.
Our risk of loss related to our repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on the repurchase exposure as previously described, we established an associated loss reserve. Our accrued losses on repurchases were $1.3 million as of June 1, 2013 and $627,000 as of August 25, 2012.
A summary of repurchase activity is as follows:

	Quarter Ended		Nine Months Ended
(Dollars in thousands)	June 1, 2013	May 26, 2012	June 1, 2013	May 26, 2012
Inventory repurchased:
Units	13	1	13	18
Dollars	$260	$16	$260	$1,264
Inventory resold:
Units	13	1	13	18
Cash collected	$207	$11	$207	$1,113
Loss recognized	$53	$5	$53	$151
Units in ending inventory	—	—	—	—

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our loss reserve for repurchase commitments. A hypothetical change of a 10% increase or decrease in our significant repurchase commitment assumptions at June 1, 2013 would have affected net income by approximately $270,000.

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

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to uncertainty of realizing deferred tax assets. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more-likely-than-not” standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company's current or previous losses are given more weight than its future outlook. Based on ASC 740 guidelines, as of June 1, 2013 and August 25, 2012, we have applied a valuation allowance of $1.8 million and $1.6 million, respectively, against our deferred tax assets. We will continue to assess the likelihood that our deferred tax assets will be realizable at each reporting period and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

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

As of June 1, 2013, our unrecognized tax benefits were $4.8 million, of which if realized $3.0 million could have a positive impact on the overall effective tax rate. It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits as tax expense. As of June 1, 2013, we had accrued $2.0 million in interest and penalties which are included in unrecognized tax benefits. We do not anticipate any significant changes in unrecognized tax benefits within the next twelve months. Actual results may differ materially from this estimate.

Note 14: Earnings Per Share
The following table reflects the calculation of basic and diluted income per share:

	Quarter Ended		Nine Months Ended
(In thousands, except per share data)	June 1, 2013	May 26, 2012	June 1, 2013	May 26, 2012
Income per share - basic
Net income	$7,661	$3,941	$21,337	$4,064
Weighted average shares outstanding	27,987	29,225	28,128	29,171
Net income per share - basic	$0.27	$0.13	$0.76	$0.14

Income per share - assuming dilution
Net income	$7,661	$3,941	$21,337	$4,064
Weighted average shares outstanding	27,987	29,225	28,128	29,171
Dilutive impact of awards and options outstanding	100	38	90	72
Weighted average shares and potential dilutive shares outstanding	28,087	29,263	28,218	29,243
Net income per share - assuming dilution	$0.27	$0.13	$0.76	$0.14

At the end of the third quarters of Fiscal 2013 and Fiscal 2012, there were options outstanding to purchase 669,494 shares and 772,832 shares, respectively, of common stock at an average price of $29.83 and $29.02, respectively, which were not included in the computation of diluted income per share because they are considered anti-dilutive under the treasury stock method per ASC 260, Earnings Per Share.

Note 15: Subsequent Event

We evaluated all events or transactions occurring between the balance sheet date for the quarterly period ended June 1, 2013 and the date of issuance of the financial statements that would require recognition or disclosure in the financial statements. There were no material subsequent events, except as described in Note 4.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This management's discussion should be read in conjunction with the Financial Statements contained in this Form 10-Q as well as the Management's Discussion and Analysis and Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended August 25, 2012.

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

Executive Overview
Winnebago Industries, Inc. is a leading US manufacturer of RVs with a proud history of manufacturing RV products for more than 50 years. We produce all of our motorhomes in vertically integrated manufacturing facilities in Iowa and we produce all of our travel trailer and fifth wheels in Indiana. We distribute our products primarily through independent dealers throughout the US and Canada, who then retail the products to the end consumer.
Our retail unit market share, as reported by Stat Surveys based on state records, is illustrated below. Note that this data is subject to adjustment and is continuously updated.

	Through April 30		Calendar Year
US Retail Motorized:	2013	2012	2012	2011	2010
Class A gas	23.2%	22.2%	24.2%	22.2%	23.7%
Class A diesel	17.7%	20.1%	19.4%	17.6%	15.2%
Total Class A	21.1%	21.3%	22.2%	20.2%	19.5%
Class C	15.5%	18.7%	18.3%	17.4%	17.9%
Total Class A and C	18.4%	20.1%	20.5%	19.0%	18.8%

Class B	19.0%	15.6%	17.6%	7.9%	15.6%

	Through April 30		Calendar Year
Canadian Retail Motorized:	2013	2012	2012	2011	2010
Class A gas	12.0%	14.1%	15.3%	16.5%	14.9%
Class A diesel	16.4%	17.1%	17.3%	18.0%	9.9%
Total Class A	13.6%	15.2%	16.1%	17.1%	12.6%
Class C	15.3%	10.6%	14.9%	15.9%	13.8%
Total Class A and C	14.5%	12.8%	15.5%	16.5%	13.2%

Class B	17.5%	4.3%	12.7%	7.1%	4.8%

	US				Canadian
	Through April 30		Calendar Year		Through April 30		Calendar Year
Retail Towables:	2013	2012	2012	2011	2013	2012	2012	2011
Travel trailer	0.9%	0.8%	0.8%	0.6%	0.9%	0.5%	0.6%	0.5%
Fifth wheel	0.8%	1.0%	1.1%	0.5%	1.3%	1.1%	1.5%	0.6%
Total towables	0.9%	0.9%	0.9%	0.6%	1.0%	0.6%	0.9%	0.5%

Presented in fiscal quarters, certain key metrics are shown below:

	Class A, B & C Motorhomes				Travel Trailers & Fifth Wheels
			As of Quarter End				As of Quarter End
	Wholesale	Retail	Dealer	Order	Wholesale	Retail	Dealer	Order
(In units)	Deliveries	Registrations	Inventory	Backlog	Deliveries	Registrations	Inventory	Backlog
Q4 2011	1,088	1,198	1,958	681	358	420	966	293
Q1 2012	1,040	1,053	1,945	618	435	255	1,146	460
Q2 2012	1,001	872	2,074	1,004	562	332	1,376	417
Q3 2012	1,280	1,414	1,940	1,237	646	652	1,370	505
Rolling 12 months	4,409	4,537			2,001	1,659
June 2011-May 2012

Q4 2012	1,321	1,334	1,927	1,473	695	700	1,365	411
Q1 2013	1,534	1,416	2,045	2,118	557	367	1,555	687
Q2 2013	1,419	1,072	2,392	2,752	548	328	1,775	381
Q3 2013	1,978	1,736	2,634	2,846	713	846	1,642	443
Rolling 12 months	6,252	5,558			2,513	2,241
June 2012-May 2013
Highlights of the first nine months of Fiscal 2013:
Motorized performance:

•
During the first three quarters of Fiscal 2013 motor home deliveries increased by approximately 48.5% as compared to the first three fiscal quarters of 2012. In addition retail demand for our motorized products grew 26.9% when comparing the first three fiscal quarters of 2013 to fiscal 2012. As a result, dealer inventory grew by 35.8% when comparing the same time periods. We view this as a reflection of our dealer network's confidence in our products and the overall industry as they prepare for the historically stronger summer selling season. Our belief of improving dealer confidence is further supported by the continued growth in our sales order backlog. Even as we delivered nearly 2,000 motor homes in the fiscal third quarter of 2013; our strongest unit volume quarter since the first fiscal quarter of 2008, our sales order backlog grew by approximately 3% on a consecutive fiscal quarter comparison.

•
The continuing strong demand for our motorized products has led to enhanced financial performance. The sales incentive environment has improved as compared to a year ago and the incremental volume has provided operating leverage in multiple areas. Motorized operating profit increased by over 900% when comparing the first three fiscal quarters of 2013 to the first three quarters of fiscal 2012.

Towables performance:

•
Towables generated an operating loss of $3.0 million in the first nine months of Fiscal 2013 compared to an operating loss of $115,000 in the first nine months of Fiscal 2012. The two most significant issues that negatively impacted Towables' operating performance during the first nine months of Fiscal 2013 were increased warranty expense due to escalating negative claim experience and unfavorable overhead variances due to lower production. Significant changes have been made throughout the first half of Fiscal 2013 in key management positions to address the recent performance problems. Notably, a new Towables President was named in January 2013 and leadership responsibilities of warranty and service were centralized to the Company's headquarters in Iowa to better leverage the Company's industry leading capabilities, processes and expertise of long time motorized resources. During February 2013, production was idled in one of the assembly plants where production issues had been pervasive and only a small core group of employees were retained to train and work in the other assembly plant that has not experienced similar issues. Production is expected to resume in this plant during the fourth quarter of Fiscal 2013.

•
During the third quarter much progress was made at Towables. New product was introduced and we believe was well received at our Dealer Day event held in late April as evidenced by the increase in sales order backlog of 16.3% on a consecutive fiscal quarter comparison. Retail registrations also grew as compared to the same quarter last year by 29.8%, reflecting the growing consumer demand of our Towable product. Positive cash flow was generated from operations in the quarter, primarily due to inventory reductions of $3.9 million.

Industry Outlook
Key statistics for the motorhome industry are as follows:

	US and Canada Industry Class A, B & C Motorhomes
	Wholesale Shipments(1)					Retail Registrations(2)
	Calendar Year					Calendar Year
				(Decrease)
(In units)	2012		2011	Increase	Change	2012		2011	Increase	Change
Q1	6,869		6,888	(19)	(0.3)%	5,706		5,114	592	11.6%
Q2	7,707		7,868	(161)	(2.0)%	8,206		8,140	66	0.8%
Q3	6,678		5,267	1,411	26.8%	6,916		6,102	814	13.3%
Q4	6,944		4,807	2,137	44.5%	4,922		4,623	299	6.5%
Total	28,198		24,830	3,368	13.6%	25,750		23,979	1,771	7.4%

(In units)	2013		2012	Increase	Change	2013		2012	Increase	Change
Q1	8,500		6,869	1,631	23.7%	7,050		5,706	1,344	23.6%
April	3,780		2,552	1,228	48.1%	3,300		2,640	660	25.0%
May	3,698		2,829	869	30.7%		(4)	2,883
June	3,089	(3)	2,326	763	32.8%		(4)	2,683
Q2	10,567	(3)	7,707	2,860	37.1%		(4)	8,206
Q3	8,000	(3)	6,678	1,322	19.8%		(4)	6,916
Q4	7,501	(3)	6,944	557	8.0%		(4)	4,922
Total	34,568	(3)	28,198	6,370	22.6%			25,750

(1)	Class A, B and C wholesale shipments as reported by RVIA.

(2)	Class A, B and C retail registrations as reported by Stat Surveys for the US and Canada combined.

(3)
Monthly and quarterly 2013 Class A, B and C wholesale shipments are based upon the forecast prepared by Dr. Richard Curtin of the University of Michigan Consumer Survey Research Center for RVIA and reported in the Roadsigns RV Summer 2013 Industry Forecast Issue. The RVIA annual 2013 wholesale shipment forecast was 33,500 (prior to actual April and May shipments being available). The RVIA 2014 wholesale shipment forecast is 35,600.

(4)	Stat Surveys has not issued a projection for 2013 retail demand for this period.

Key statistics for the towable industry are as follows:

	US and Canada Travel Trailer & Fifth Wheel Industry
	Wholesale Shipments(1)					Retail Registrations(2)
	Calendar Year					Calendar Year
(In units)	2012		2011	Increase	Change	2012		2011	Increase	Change
Q1	60,402		54,132	6,270	11.6%	39,093		33,698	5,395	16.0%
Q2	71,095		65,987	5,108	7.7%	83,990		79,155	4,835	6.1%
Q3	56,601		47,547	9,054	19.0%	67,344		63,014	4,330	6.9%
Q4	54,782		45,266	9,516	21.0%	32,469		30,044	2,425	8.1%
Total	242,880		212,932	29,948	14.1%	222,896		205,911	16,985	8.2%

(In units)	2013		2012	Increase	Change	2013		2012	Increase	Change
Q1	66,745		60,402	6,343	10.5%	42,261		39,093	3,168	8.1%
April	26,716		22,751	3,965	17.4%	27,258		24,950	2,308	9.3%
May	27,179		24,546	2,633	10.7%		(4)	30,390
June	24,714	(3)	23,798	916	3.8%		(4)	28,650
Q2	78,609	(3)	71,095	7,514	10.6%		(4)	83,990
Q3	62,700	(3)	56,601	6,099	10.8%		(4)	67,344
Q4	56,000	(3)	54,782	1,218	2.2%		(4)	32,469
Total	264,054	(3)	242,880	21,174	8.7%			222,896

(1)	Towable wholesale shipments as reported by RVIA.

(2)	Towable retail registrations as reported by Stat Surveys for the US and Canada combined.

(3)
Monthly and quarterly 2013 towable wholesale shipments are based upon the forecast prepared by Dr. Richard Curtin of the University of Michigan Consumer Survey Research Center for RVIA and reported in the Roadsigns RV Summer 2013 Industry Forecast Issue. The RVIA annual 2013 wholesale shipment forecast was 261,500 (prior to actual April and May shipments being available). The RVIA 2014 wholesale shipment forecast is 271,100.

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

As evidenced in the following table, our motorhome sales order backlog at the end of the third quarter of Fiscal 2013 significantly increased as compared to the end of the third quarter of Fiscal 2012. It has also increased sequentially from the end of the second quarter of Fiscal 2013, as previously illustrated. We believe the increase is a result of the overall growth of the RV industry coupled with positive dealer response and increased retail registration activity of our products.

As a result of the improved demand, we have been increasing our production throughout the past nine months to meet the growing demand for our products while managing constraints as they present themselves in relation to labor and component parts. When measured as units produced per production day our production in the third quarter of Fiscal 2013 increased 47.5% compared to the units produced per production day in the same quarter last year.

Our motorized sales order backlog of 2,846 as of June 1, 2013 represents orders to be shipped in the next two quarters.

We believe that the level of our dealer inventory at the end of the third quarter of Fiscal 2013 is aligned with current market conditions given the improved retail demand and increased sales order backlog of our product.

Our unit order backlog was as follows:

	As Of
(In units)	June 1, 2013		May 26, 2012		Increase (Decrease)	% Change
Class A gas	1,397	49.1%	479	38.7%	918	191.6%
Class A diesel	499	17.5%	257	20.8%	242	94.2%
Total Class A	1,896	66.6%	736	59.5%	1,160	157.6%
Class B	149	5.2%	120	9.7%	29	24.2%
Class C	801	28.1%	381	30.8%	420	110.2%
Total motorhome backlog(1)	2,846	100.0%	1,237	100.0%	1,609	130.1%

Travel trailer	359	81.0%	301	59.6%	58	19.3%
Fifth wheel	84	19.0%	204	40.4%	(120)	(58.8)%
Total towable backlog(1)	443	100.0%	505	100.0%	(62)	(12.3)%

Approximate backlog revenue in thousands
Motorhome	$292,307		$131,418		$160,889	122.4%
Towable	$9,562		$12,487		$(2,925)	(23.4)%

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

	Quarter Ended
(In thousands, except percent and per share data)	June 1, 2013	% of Revenues(1)	May 26, 2012	% of Revenues(1)	Increase (Decrease)	% Change
Net revenues	$218,199	100.0%	$155,709	100.0%	$62,490	40.1%
Cost of goods sold	197,002	90.3%	143,638	92.2%	53,364	37.2%
Gross profit	21,197	9.7%	12,071	7.8%	9,126	75.6%

Selling	4,857	2.2%	4,331	2.8%	526	12.1%
General and administrative	6,092	2.8%	4,213	2.7%	1,879	44.6%
Operating expenses	10,949	5.0%	8,544	5.5%	2,405	28.1%

Operating income	10,248	4.7%	3,527	2.3%	6,721	190.6%
Non-operating income	144	0.1%	402	0.3%	(258)	(64.2)%
Income before income taxes	10,392	4.8%	3,929	2.5%	6,463	164.5%
Provision (benefit) for taxes	2,731	1.3%	(12)	—%	2,743	NMF
Net income	$7,661	3.5%	$3,941	2.5%	$3,720	94.4%

Diluted income per share	$0.27		$0.13		$0.14	107.7%
Diluted average shares outstanding	28,087		29,263		(1,176)	(4.0)%
(1) Percentages may not add due to rounding differences.
Unit deliveries and ASP, net of discounts, consisted of the following:

	Quarter Ended
(In units)	June 1, 2013	Product Mix % (1)	May 26, 2012	Product Mix % (1)	Increase (Decrease)	% Change
Motorhomes:
Class A gas	656	33.2%	429	33.5%	227	52.9%
Class A diesel	323	16.3%	234	18.3%	89	38.0%
Total Class A	979	49.5%	663	51.8%	316	47.7%
Class B	78	3.9%	87	6.8%	(9)	(10.3)%
Class C	921	46.6%	530	41.4%	391	73.8%
Total motorhome deliveries	1,978	100.0%	1,280	100.0%	698	54.5%

ASP (in thousands)	$97.9		$101.7		$(3.7)	(3.7)%

Towables:
Travel trailer	587	82.3%	357	55.3%	230	64.4%
Fifth wheel	126	17.7%	289	44.7%	(163)	(56.4)%
Total towable deliveries	713	100.0%	646	100.0%	67	10.4%

ASP (in thousands)	$21.5		$25.1		$(3.6)	(14.5)%
(1) Percentages may not add due to rounding differences.

Net revenues consisted of the following:

	Quarter Ended
(In thousands)	June 1, 2013		May 26, 2012		Increase (Decrease)	% Change
Motorhomes (1)	$191,514	87.8%	$128,016	82.2%	$63,498	49.6%
Towables (2)	15,345	7.0%	16,392	10.5%	(1,047)	(6.4)%
Motorhome parts and services	3,282	1.5%	2,909	1.9%	373	12.8%
Other manufactured products	8,058	3.7%	8,392	5.4%	(334)	(4.0)%
Total net revenues	$218,199	100.0%	$155,709	100.0%	$62,490	40.1%

(1)	Motorhome unit revenue less discounts, sales promotions and incentives, and accrued loss on repurchase adjustments.

(2)	Includes towable units and parts.

The increase in motorhome net revenues of $63.5 million or 49.6% was attributed primarily to a 54.5% increase in unit deliveries driven by higher dealer and retail consumer demand, partially offset by a decrease in motorhome ASP of 3.7% as compared to the third quarter of Fiscal 2012. The decrease in ASP was primarily due to a shift in class A gas product to lower price points, a higher percent of Class C unit sales and a lower percent of class A diesel units sales in the third quarter of Fiscal 2013.

The decrease in Towables revenues of $1.0 million or 6.4% was attributed to a decrease in ASP of 14.5% partially offset by a 10.4% increase in unit deliveries as compared to the third quarter of Fiscal 2012.

Cost of goods sold was $197.0 million, or 90.3% of net revenues for the third quarter of Fiscal 2013 compared to $143.6 million, or 92.2% of net revenues for the third quarter of Fiscal 2012 due to the following:

•
Total variable costs (materials, direct labor, variable overhead, delivery expense and warranty), as a percent of net revenues, decreased to 84.6% this year from 85.6% last year which was primarily due to a lower percentage of sales discounts and incentives of net revenues than the prior year.

•
Fixed overhead (manufacturing support labor, depreciation and facility costs) and research and development-related costs decreased to 5.7% of net revenues compared to 6.6% for Fiscal 2012. This difference was primarily due to significantly higher production levels in Fiscal 2013 which resulted in higher absorption of fixed overhead costs.

•	All factors considered, gross profit increased from 7.8% to 9.7% of net revenues.
Selling expenses decreased to 2.2% from 2.8% of net revenues in the third quarter of Fiscal 2013 compared to Fiscal 2012, respectively. However, selling expenses increased $526,000, or 12.1%, in the third quarter of Fiscal 2013 compared to the same period in Fiscal 2012. The expense increase was primarily due to advertising expenses associated with our Dealer Days show and compensation expense in Fiscal 2013.
General and administrative expenses were 2.8% and 2.7% of net revenues in the third quarter of Fiscal 2013 and Fiscal 2012, respectively. General and administrative expenses increased $1.9 million, or 44.6% in the third quarter of Fiscal 2013 compared to the same period in Fiscal 2012. This increase was due primarily to increases of $1.9 million in incentives accrued under annual and long-term bonus plans.
Non-operating income decreased $258,000 or 64.2%, in the third quarter of Fiscal 2013 compared to the same period in Fiscal 2012. This difference is primarily due to higher proceeds from COLI policies in Fiscal 2012.
The overall effective income tax provision rate for the third quarter of Fiscal 2013 was 26.3% compared to the tax benefit rate of (0.3)% for the second quarter of Fiscal 2012. The increase in tax rate for the third quarter of Fiscal 2013 is primarily a result of the level of pretax book income earned during the quarter. We also had a reduced level (in comparison to book income) of benefits recorded for uncertain tax positions during the quarter. Our effective tax benefit rate for the third quarter of Fiscal 2012 was impacted by the lack of taxable income being generated during the quarter, thus resulting in minimal tax being recorded during the quarter from operations. In addition, we recorded tax benefits in the quarter associated with tax planning initiatives as well as reductions to reserves for uncertain tax positions.
Net income and diluted income per share were $7.7 million and $0.27 per share, respectively, for the third quarter of Fiscal 2013. In the third quarter of Fiscal 2012, the net income was $3.9 million and diluted income was $0.13 per share. The impact of stock repurchases since July 2012 (the date we began recent repurchases) on diluted net income per share was an increase of $0.01 for the third quarter of Fiscal 2013. See Part II, Item 2.

Nine Months Compared to the Comparable Nine Months Last Year
The following is an analysis of changes in key items included in the statements of operations:

	Nine Months Ended
(In thousands, except percent and per share data)	June 1, 2013	% of Revenues(1)	May 26, 2012	% of Revenues(1)	Increase (Decrease)	% Change
Net revenues	$588,919	100.0%	$419,146	100.0%	$169,773	40.5%
Cost of goods sold	529,784	90.0%	391,733	93.5%	138,051	35.2%
Gross profit	59,135	10.0%	27,413	6.5%	31,722	115.7%

Selling	13,649	2.3%	12,485	3.0%	1,164	9.3%
General and administrative	16,392	2.8%	11,938	2.8%	4,454	37.3%
Loss on assets held for sale	28	—%	—	—%	28	NMF
Operating expenses	30,069	5.1%	24,423	5.8%	5,646	23.1%

Operating income	29,066	4.9%	2,990	0.7%	26,076	NMF
Non-operating income	739	0.1%	549	0.1%	190	34.6%
Income before income taxes	29,805	5.1%	3,539	0.8%	26,266	NMF
Provision (benefit) for taxes	8,468	1.4%	(525)	(0.1)%	8,993	NMF
Net income	$21,337	3.6%	$4,064	1.0%	$17,273	425.0%

Diluted income per share	$0.76		$0.14		$0.62	442.9%
Diluted average shares outstanding	28,218		29,243		(1,025)	(3.5)%
(1) Percentages may not add due to rounding differences.
Unit deliveries and ASP, net of discounts, consisted of the following:

	Nine Months Ended
(In units)	June 1, 2013	Product Mix % (1)	May 26, 2012	Product Mix % (1)	Increase (Decrease)	% Change
Motorhomes:
Class A gas	1,779	36.1%	1,163	35.0%	616	53.0%
Class A diesel	989	20.1%	701	21.1%	288	41.1%
Total Class A	2,768	56.1%	1,864	56.1%	904	48.5%
Class B	263	5.3%	215	6.5%	48	22.3%
Class C	1,900	38.5%	1,242	37.4%	658	53.0%
Total motorhome deliveries	4,931	100.0%	3,321	100.0%	1,610	48.5%

ASP (in thousands)	$106.2		$106.0		$0.1	0.1%

Towables:
Travel trailer	1,433	78.8%	928	56.5%	505	54.4%
Fifth wheel	385	21.2%	715	43.5%	(330)	(46.2)%
Total towable deliveries	1,818	100.0%	1,643	100.0%	175	10.7%

ASP (in thousands)	$21.6		$24.6		$(3.1)	(12.4)%
(1) Percentages may not add due to rounding differences.

Net revenues consisted of the following:

	Nine Months Ended
(In thousands)	June 1, 2013		May 26, 2012		Increase (Decrease)	% Change
Motorhomes (1)	$517,216	87.8%	$347,510	82.9%	$169,706	48.8%
Towables (2)	39,309	6.7%	40,948	9.8%	(1,639)	(4.0)%
Motorhome parts and services	9,570	1.6%	8,695	2.1%	875	10.1%
Other manufactured products	22,824	3.9%	21,993	5.2%	831	3.8%
Total net revenues	$588,919	100.0%	$419,146	100.0%	$169,773	40.5%

(1)	Motorhome unit revenue less discounts, sales promotions and incentives, and accrued loss on repurchase adjustments.

(2)	Includes towable units and parts.

The increase in motorhome net revenues of $169.7 million or 48.8% was attributed primarily to a 48.5% increase in unit deliveries in the first nine months of Fiscal 2013 driven by higher dealer and retail consumer demand as compared to the first nine months of Fiscal 2012.

Towables revenues were $39.3 million in the first nine months of Fiscal 2013, compared to $40.9 million in the first nine months of Fiscal 2012. Overall, the 10.7% increase in unit deliveries was offset by a 12.4% decrease in ASPs.

Cost of goods sold was $529.8 million, or 90.0% of net revenues for the first nine months of Fiscal 2013 compared to $391.7 million, or 93.5% of net revenues for the first nine months of Fiscal 2012 due to the following:

•
Total variable costs (materials, direct labor, variable overhead, delivery expense and warranty), as a percent of net revenues, decreased to 84.2% this year from 85.9% last year which was primarily due to lower material costs and greater production efficiencies due to increased production levels.

•
Fixed overhead (manufacturing support labor, depreciation and facility costs) and research and development-related costs decreased to 5.8% of net revenues compared to 7.6% for Fiscal 2012. This difference was primarily due significantly higher production levels in Fiscal 2013 which resulted in higher absorption of fixed overhead costs.

•	All factors considered, gross profit increased from 6.5% to 10.0% of net revenues.
Selling expenses decreased to 2.3% from 3.0% of net revenues in the first nine months of Fiscal 2013 as compared to Fiscal 2012, respectively. However, selling expenses increased $1.2 million, or 9.3%, in the first nine months of Fiscal 2013 compared to the same period in Fiscal 2012. The expense increase was due to increased sales compensation of $500,000, advertising expenses of $270,000, and accrued incentives of $115,000.
General and administrative expenses were 2.8% and 2.8% of net revenues in the first nine months of Fiscal 2013 and Fiscal 2012, respectively. General and administrative expenses increased $4.5 million, or 37.3% in the first nine months of Fiscal 2013compared to the same period in Fiscal 2012. This increase was due primarily to increases of $3.9 million in incentives accrued under annual and long-term bonus plans, $460,000 in consulting and audit fees, and $440,000 in legal expenses.
During the first quarter of Fiscal 2013 we realized a loss of $28,000 on the sale of an idled manufacturing facility (Hampton). See Note 6 to the financial statements.
Non-operating income increased $190,000 or 34.6%, in the first nine months of Fiscal 2013compared to the same period in Fiscal 2012. This difference is primarily due to reduced COLI expenses and financing fees.
The overall effective income tax provision rate for the first nine months of Fiscal 2013 was 28.4% compared to the tax benefit rate of (14.8)% for the first nine months of Fiscal 2012. The tax rate for the first nine months of Fiscal 2013 most notably is a result of the level of pretax book income earned during the first nine months of Fiscal 2013. We also had a reduced level (in comparison to book income) of benefits recorded for uncertain tax positions during the first nine months. Our effective tax benefit rate for the first nine months of Fiscal 2012 was impacted by the pretax loss recorded during the first six months, as well as favorable tax benefits being recorded to the reserve for uncertain tax positions, as well as tax planning initiatives recorded during this period.
Net income and diluted income per share were $21.3 million and $0.76 per share, respectively, for the first nine months of Fiscal 2013. In the first nine months of Fiscal 2012, the net income was $4.1 million and diluted income was $0.14 per share. The impact of stock repurchases since July 2012 (the date we began recent repurchases) on diluted net income per share was an increase of $0.03 for the first nine months of Fiscal 2013. See Part II, Item 2.

Analysis of Financial Condition, Liquidity and Resources
Cash and cash equivalents decreased $20.3 million during the first nine months of Fiscal 2013 and totaled $42.4 million as of June 1, 2013. Significant liquidity events that occurred during the first nine months of Fiscal 2013 were:

•	Generated net income of $21.3 million

•	Increase in inventory of $26.3 million: The increase was primarily a result of significantly more finished goods units ready for delivery and in transit

•	Stock repurchases of approximately $11.1 million
On October 31, 2012, we entered into the Credit Agreement with GECC. The Credit Agreement provides for an initial $35.0 million revolving credit facility based on our eligible inventory and expires on October 31, 2015 unless terminated earlier in accordance with its terms. There is no termination fee associated with the Credit Agreement.
The Credit Agreement contains no financial covenant restrictions for borrowings where we have excess borrowing availability under the facility of greater than $5.0 million. The Credit Agreement requires us to comply with a fixed charge ratio if excess borrowing availability under the facility is less than $5.0 million or if we repurchase more than $25.0 million of company stock within the first twelve months of the date of the Credit Agreement. In addition, the Credit Agreement also includes a framework to expand the size of the facility up to $50.0 million, based on mutually agreeable terms at the time of the expansion. See Note 8 to the financial statements.
We filed a Registration Statement on Form S-3, which was declared effective by the SEC on May 9, 2013. Subject to market conditions, we have the ability to offer and sell up to $35 million of our common stock in one or more offerings pursuant to the Registration Statement. The Registration Statement will be available for use for three years from its effective date. We currently have no plans to offer and sell the common stock registered under the Registration Statement; however, it does provide another potential source of liquidity in addition to the alternatives already in place.
Working capital at June 1, 2013 and August 25, 2012 was $141.6 million and $126.1 million, respectively, an increase of $15.5 million. We currently expect cash on hand, funds generated from operations and the availability under a credit facility to be sufficient to cover both short-term and long-term operating requirements. We anticipate capital expenditures during the balance of Fiscal 2013 of approximately $1.4 million, primarily for manufacturing equipment and facilities.
We made share repurchases of $11.1 million in the first nine months of Fiscal 2013. See Part II, Item 2. If we believe the common stock is trading at attractive levels we may purchase additional shares in the remainder of Fiscal 2013.
Operating Activities
Cash used in operating activities was $6.9 million for the nine months ended June 1, 2013 compared to cash provided by operating activities of $11.7 million for the nine months ended May 26, 2012. The combination of net income of $21.3 million in Fiscal 2013 and changes in non-cash charges (e.g., depreciation, LIFO, stock-based compensation, deferred income taxes) provided $23.9 million of operating cash compared to $9.1 million in the first nine months of Fiscal 2012. In the nine months ended June 1, 2013 changes in assets and liabilities (primarily an increase in inventories) used $30.8 million of operating cash. In the nine months ended May 26, 2012, changes in assets and liabilities provided $2.6 million of operating cash.
Investing Activities
Cash used in investing activities of $2.1 million for the nine months ended June 1, 2013 was due primarily to capital spending of $3.3 million and payments of COLI borrowings of $1.4 million, and was partially offset by proceeds of $1.0 million from COLI policies and proceeds of $637,000 from the sale of property. In the nine months ended May 26, 2012, cash provided by investing activities of $85,000 was due to COLI proceeds of $1.4 million, and was offset by capital spending of $1.5 million.
Financing Activities
Cash used in financing activities of $11.2 million for the nine months ended June 1, 2013 was primarily due to $11.1 million in repurchases of our stock. Cash used in financing activities for the nine months ended May 26, 2012 was $310,000.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have market risk exposure to our ARS, which is described in further detail in Note 4 to the financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 19, 2007, the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $60 million. There is no time restriction on this authorization. During the third quarter of Fiscal 2013, approximately 154,000 shares were repurchased under the authorization, at an aggregate cost of approximately $2.8 million. Approximately 10,300 of these shares were repurchased from employees who vested in Winnebago Industries shares during the third quarter of Fiscal 2013 and elected to pay their payroll tax via shares as opposed to cash. As of June 1, 2013, there was approximately $41.4 million remaining under this authorization.
This table provides information with respect to purchases by us of shares of our common stock during each fiscal month of the third quarter of Fiscal 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
03/03/13 - 04/06/13	20,280	$20.32	20,280	$43,787,000
04/07/13 - 05/04/13	133,377	$17.58	133,377	$41,442,000
05/05/13 - 06/01/13	—	$—	—	$41,442,000
Total	153,657	$17.94	153,657	$41,442,000

Item 6. Exhibits

10.1	Winnebago Industries, Inc. Directors' Deferred Compensation Plan as amended on July 1, 2013.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated June 28, 2013.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated June 28, 2013.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated June 28, 2013.

32.2	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated June 28, 2013.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*Attached as Exhibit 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended June 1, 2013 formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations and Comprehensive Income, (iii) the Unaudited Consolidated Statement of Cash Flows, and (iv) related notes to these financial statements. Such exhibits are deemed furnished and not filed pursuant to Rule 406T of Regulation S-T.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.

Date:	June 28, 2013	By	/s/ Randy J. Potts
Randy J. Potts
Chief Executive Officer, President, Chairman of the Board
(Principal Executive Officer)

Date:	June 28, 2013	By	/s/ Sarah N. Nielsen
Sarah N. Nielsen
Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)