Form 10-K
period 2013-08-31
WINNEBAGO INDUSTRIES INC
filed 2013-10-29
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended August 31, 2013; or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________________ to _______________________
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
Large Accelerated Filer ☐      Accelerated Filer ☒       Non-accelerated filer ☐        Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Aggregate market value of the common stock held by non-affiliates of the registrant: $539,981,520 (27,705,568 shares at the closing price on the New York Stock Exchange of $19.49 on March 1, 2013).
Common stock outstanding on October 15, 2013: 27,877,224 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement relating to the registrant's December 2013 Annual Meeting of Shareholders, scheduled to be held December 17, 2013, are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K where indicated.

Winnebago Industries, Inc.
2013 Form 10-K Annual Report

ii

Glossary

The following terms and abbreviations appear in the text of this report and are defined as follows:

AOCI	Accumulated Other Comprehensive Income (Loss)
ARS	Auction Rate Securities
ASC	Accounting Standards Codification
ASP	Average Sales Price
ASU	Accounting Standards Update
CCMF	Charles City Manufacturing Facility
COLI	Company Owned Life Insurance
Credit Agreement	Credit Agreement dated as of October 31, 2012 by and between Winnebago Industries, Inc. and Winnebago of Indiana, LLC, as Borrowers, and General Electric Capital Corporation, as Agent
DCF	Discounted Cash Flow
EBITDA	Earnings Before Interest, Tax, Depreciation, and Amortization
EPS	Earnings Per Share
FASB	Financial Accounting Standards Board
FIFO	First In, First Out
GAAP	Generally Accepted Accounting Principles
GECC	General Electric Capital Corporation
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
LIFO	Last In, First Out
Loan Agreement	Loan and Security Agreement dated October 13, 2009 by and between Winnebago Industries, Inc. and Wells Fargo Bank, National Association, as successor to Burdale Capital Finance, Inc., as Agent
MVA	Motor Vehicle Act
NMF	Non-Meaningful Figure
NOL	Net Operating Loss
NYSE	New York Stock Exchange
OCI	Other Comprehensive Income
OEM	Original Equipment Manufacturing
OSHA	Occupational Safety and Health Administration
ROE	Return on Equity
ROIC	Return on Invested Capital
RV	Recreation Vehicle
RVIA	Recreation Vehicle Industry Association
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SIR	Self-Insured Retention
Stat Surveys	Statistical Surveys, Inc.
SunnyBrook	SunnyBrook RV, Inc.
Towables	Winnebago of Indiana, LLC, a wholly-owned subsidiary of Winnebago Industries, Inc.
US	United States of America
Wells Fargo	Wells Fargo Bank, National Association
XBRL	eXtensible Business Reporting Language

iii

WINNEBAGO INDUSTRIES, INC.
FORM 10‑K
Report for the Fiscal Year Ended August 31, 2013
Forward-Looking Information
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
Winnebago Industries, Inc., headquartered in Forest City, Iowa, is a leading United States manufacturer of RVs used primarily in leisure travel and outdoor recreation activities. We sell motorhomes through independent dealers under the Winnebago, Itasca and Era brand names.
On December 29, 2010 we purchased substantially all of the assets of SunnyBrook, a manufacturer of travel trailers and fifth wheel RVs. The aggregate consideration paid was $4.7 million, net of cash acquired, including the repayment of $3.3 million of SunnyBrook commercial and shareholder debt on the closing date. Also on December 29, 2010, we entered into a five-year operating lease agreement for the SunnyBrook facilities. The operations of Towables are included in our consolidated operating results from the date of its acquisition. Towables will continue to manufacture products under the SunnyBrook brands. In addition, Towables has broadened its product line by including Winnebago brand trailer and fifth wheel products. The primary reason for the acquisition was diversification outside of the motorized market while utilizing the Winnebago brand strength in the towable market allowing for the potential of revenue and growth.
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

Principal Products
Net revenues by major product classes were as follows:

	Year Ended (1)
(In thousands)	August 31, 2013		August 25, 2012		August 27, 2011		August 28, 2010		August 29, 2009
Motorhomes (2)	$718,580	89.5%	$496,193	85.3%	$456,337	91.9%	$428,932	95.4%	$191,178	90.4%
Towables (3)	54,683	6.8%	56,784	9.8%	16,712	3.4%	—	—%	—	—%
Other manufactured products	29,902	3.7%	28,702	4.9%	23,369	4.7%	20,552	4.6%	20,341	9.6%
Total net revenues	$803,165	100.0%	$581,679	100.0%	$496,418	100.0%	$449,484	100.0%	$211,519	100.0%

(1)	The fiscal year ended August 31, 2013 contained 53 weeks; all other fiscal years contained 52 weeks.

(2)	Includes motorhome units, parts, and service.

(3)	Includes towable units and parts.

Motorhomes, parts and service. A motorhome is a self-propelled mobile dwelling used primarily as temporary living quarters during vacation and camping trips, or to support some other active lifestyle. The RVIA classifies motorhomes into three types which are defined as follows:

•
Class A models are conventional motorhomes constructed directly on medium- and heavy-duty truck chassis, which include the engine and drivetrain components. The living area and driver's compartment are designed and produced by the motorhome manufacturer. We manufacture Class A motorhomes with gas and diesel engines.

•
Class B models are panel-type vans to which sleeping, kitchen, and/or toilet facilities are added. These models may also have a top extension to provide more headroom. We manufacture Class B motorhomes with gas and diesel engines.

•
Class C models are motorhomes built on van-type chassis onto which the motorhome manufacturer constructs a living area with access to the driver's compartment. We manufacture Class C motorhomes with gas and diesel engines.

We manufacture and sell Class A and C motorhomes under the Winnebago and Itasca brand names and Class B motorhomes under the Winnebago Touring Coach brand name. Our product offerings for the 2014 model year are as follows:

Type	Winnebago	Itasca	Winnebago Touring Coach
Class A (gas)	Vista, Sightseer, Adventurer	Sunstar, Sunova, Suncruiser
Class A (diesel)	Via, Forza, Journey, Tour	Reyo, Solei, Meridian, Ellipse
Class B (gas and diesel)			Travato, Era
Class C	Minnie Winnie, Minnie Winnie Premier, Access Premier,Trend, Aspect, View, View Profile	Spirit, Spirit Silver, Impulse Silver, Viva!, Cambria, Navion, Navion iQ
Motorhomes generally provide living accommodations for up to seven people and include kitchen, dining, sleeping and bath areas, and in some models, a lounge. Optional equipment accessories include, among other items, generators, home theater systems, king-size beds, and UltraLeatherTM upholstery and a wide selection of interior equipment. With the purchase of any new motorhome, we offer a comprehensive 12-month/15,000-mile warranty on the coach and, for Class A and C motorhomes, a 3-year/36,000-mile structural warranty on sidewalls and floors.
Our Class A, B and C motorhomes are sold by dealers in the retail market with manufacturer's suggested retail prices ranging from approximately $66,000 to $383,000, depending on size and model, plus optional equipment and delivery charges. Our motorhomes range in length from 21 to 43 feet.
Unit sales of our motorhomes for the last five fiscal years were as follows:

	Year Ended (1)(2)
Units	August 31, 2013		August 25, 2012		August 27, 2011		August 28, 2010		August 29, 2009
Class A	3,761	55.1%	2,579	55.6%	2,436	55.4%	2,452	55.3%	822	37.4%
Class B	372	5.5%	319	6.9%	103	2.3%	236	5.3%	149	6.8%
Class C	2,688	39.4%	1,744	37.6%	1,856	42.2%	1,745	39.4%	1,225	55.8%
Total motorhomes	6,821	100.0%	4,642	100.0%	4,395	100.0%	4,433	100.0%	2,196	100.0%

(1)	The fiscal year ended August 31, 2013 contained 53 weeks; all other fiscal years contained 52 weeks.

(2)	Percentages may not add due to rounding differences.
Motorhome parts and service activities represent revenues generated by service work we perform for retail customers at our Forest City, Iowa facility and parts we sell to our dealers. As of August 31, 2013, our parts inventory was approximately $2.6 million and is located in a 450,000-square foot warehouse with what we believe to be among the most sophisticated distribution and tracking systems in the industry. Our competitive strategy is to provide proprietary manufactured parts through our dealer network, which we believe increases customer satisfaction and the value of our motorhomes.
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
Our towable product offerings for the 2014 model year are as follows:

Type	Sunnybrook	Winnebago
Travel trailer	Sunset Creek, Remington MicroLite, Remington Ultra Lite, Remington XLT	ONE, Minnie, Ultra
Fifth wheel	Raven, Remington	Lite Five
Our travel trailers and fifth wheels are sold by dealers in the retail market with manufacturer's suggested retail prices ranging from approximately $18,000 to $56,000, depending on size and model, plus optional equipment and delivery charges. Our towables range in length from 18 to 37 feet. All new units purchased receive a comprehensive 12-month warranty. Unit sales of our towables were 2,038 travel trailers and 497 fifth wheels in Fiscal 2013, 1,372 travel trailers and 966 fifth wheels in Fiscal 2012 and 575 travel trailers and 194 fifth wheels in Fiscal 2011.
Other Manufactured Products. We manufacture aluminum extrusions which are sold to approximately 70 customers. To a limited extent, we manufacture other component parts sold to outside manufacturers. We also manufacture commercial vehicles which are motorhome shells, primarily custom designed for the buyer's special needs and requirements, such as law enforcement command centers and mobile medical and dental clinics. These commercial vehicles are sold through our dealer network. We've also begun manufacturing transit buses which we believe complement our motorized vehicle line-up. Our buses are sold through a single dealer.

Production
We generally produce motorhomes and towables to order from dealers. We have some ability to increase our capacity by scheduling overtime and/or hiring additional production employees or to decrease our capacity through the use of shortened workweeks and/or reducing head count. We have long been known as an industry leader in innovation as each year we introduce new or redesigned products. These changes generally include new floor plans and sizes as well as design and decor modifications.
Our motorhomes are produced in the state of Iowa at two different campuses. Our Forest City facilities are vertically integrated and provide mechanized assembly line manufacturing. We also operate an assembly plant and a hardwood cabinet products manufacturing facility in Charles City, Iowa. Our motorhome bodies are made from various materials and structural components which are typically laminated into rigid, lightweight panels. Body designs are developed with computer aided design and manufacturing and subjected to a variety of tests and evaluations to meet our standards and requirements. We manufacture a number of components utilized in our motorhomes, with the principal exceptions being chassis, engines, generators and appliances.
Most of our raw materials such as steel, aluminum, fiberglass and wood products are obtainable from numerous sources. Certain parts, especially motorhome chassis, are available from a small group of suppliers. We are currently purchasing Class A and C chassis from Ford Motor Company, Mercedes-Benz USA (a Daimler company) and Mercedes-Benz Canada (a Daimler company) and Class A chassis from Freightliner Custom Chassis Corporation (a Daimler company). Class B chassis are purchased from Mercedes-Benz USA, Mercedes-Benz Canada and Chrysler Group, LLC. Class C chassis are also purchased from Chrysler Group, LLC. In Fiscal 2013, only three vendors, Ford Motor Company, Freightliner Custom Chassis Corporation and Mercedes-Benz (USA and Canada combined) individually accounted for more than 10% of our raw material purchases and approximating 44% in the aggregate.

Our towables are produced at an assembly plant located in Middlebury, Indiana. The majority of components are comprised of frames, appliances and furniture and are purchased from suppliers.
Backlog
The approximate revenue of our motorhome backlog was $346.7 million and $163.7 million as of August 31, 2013 and August 25, 2012, respectively. The approximate revenue of our towable backlog was $4.7 million and $8.8 million as of August 31, 2013 and August 25, 2012, respectively. A more detailed description of our motorhome and towable order backlog is included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Distribution and Financing
We market our RVs on a wholesale basis to a diversified independent dealer organization located throughout the US and, to a limited extent, in Canada. Foreign sales, including Canada, were 10% or less of net revenues during each of the past three fiscal years. See Note 15 to our Financial Statements of this Annual Report on Form 10-K.
As of August 31, 2013 and August 25, 2012, our motorhome dealer organization in the US and Canada included approximately 245 and 235 dealer locations, respectively. We have a number of dealers that carry our Winnebago, Itasca and Winnebago Touring Coach brands; we count each motorhome dealer location only once regardless of how many of our brands are offered at each such dealer location. Our towable dealer organization consisted of 272 and 232 dealer locations as of August 31, 2013 and August 25, 2012, respectively, across the US and Canada. Many of our towable dealerships also carry more than one of the towable product lines, but each dealership is counted only once in the number of towable dealer locations. One of our dealer organizations accounted for 26.5% of our net revenue for Fiscal 2013, as they sold our products in 68 of their dealership locations across 26 US states. A second dealer organization accounted for 12.3% of our net revenue for Fiscal 2013, as they sold our products in 11 dealership locations across 3 US states.
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

Competition
The RV market is highly competitive with many other manufacturers selling products which compete directly with our products. Some of our competitors are much larger than us most notably in the towable RV market, which may provide them additional purchasing power. The competition in the RV industry is based upon design, price, quality and service of the products. We believe our principal competitive advantages are our brand strength, product quality and our service after the sale. We also believe that our motorhome products have historically commanded a price premium as a result of these competitive advantages.

Seasonality

The primary use of RVs for leisure travel and outdoor recreation has historically led to a peak retail selling season concentrated in the spring and summer months. Our sales of RVs are generally influenced by this pattern in retail sales, but can also be affected by the level of dealer inventory. Our products are generally manufactured against orders from dealers.

Regulations and Trademarks
We are subject to a variety of federal, state and local laws and regulations, including the MVA, under which the National Highway Traffic Safety Administration may require manufacturers to recall recreation vehicles that contain safety-related defects, and numerous state consumer protection laws and regulations relating to the operation of motor vehicles, including so-called "Lemon Laws." We are also subject to regulations established by OSHA. Our facilities are periodically inspected by federal and state agencies, such as OSHA. We are a member of RVIA, a voluntary association of RV manufacturers which promulgates RV safety standards. We place an RVIA seal on each of our RVs to certify that the RVIA standards have been met. We believe that our products and facilities comply in all material respects with the applicable vehicle safety, consumer protection, RVIA and OSHA regulations and standards.
Our operations are subject to a variety of federal and state environmental laws and regulations relating to the use, generation, storage, treatment, emission and disposal of hazardous materials and wastes and noise pollution. We believe that we currently are in compliance with applicable environmental laws and regulations in all material aspects.

We have several registered trademarks associated with our motorhomes which include: Access, Adventurer, Aspect, Cambria, Chalet, Destination, Ellipse, Era, Impulse, Itasca, Journey, Latitude, Meridian, Navion, Outlook, Reyo, Rialta, Sightseer, Spirit, Suncruiser, Sundancer, Sunova, Sunrise, Sunstar, Tour, Vectra, Via, View, Vista, Voyage, and Winnebago. Winnebago of Indiana, LLC also has several registered trademarks associated with their towable products which include: Bristol Bay, Brookside, Sunnybrook, Sunset Creek, West Pointe, and Raven. We believe that our trademarks and trade names are significant to our business and we will vigorously protect them against infringement. We are not dependent upon any patents or technology licenses of others for the conduct of our business.

Research and Development
Research and development expenditures are expensed as incurred. During Fiscal 2013, 2012 and 2011, we spent approximately $3.8 million, $3.4 million and $3.3 million, respectively on research and development activities.

Human Resources
At the end of Fiscal 2013, 2012 and 2011, we employed approximately 2,680, 2,380 and 2,130 persons, respectively. None of our employees are covered under a collective bargaining agreement. We believe our relations with our employees are good.

Executive Officers of the Registrant

Name	Office (Year First Elected an Officer)	Age
Randy J. Potts (1)	Chairman of the Board, Chief Executive Officer and President (2006)	54
S. Scott Degnan	Vice President, Sales and Product Management (2012)	48
Scott C. Folkers	Vice President, General Counsel & Secretary (2012)	51
Robert L. Gossett	Vice President, Administration (1998)	62
Daryl W. Krieger	Vice President, Manufacturing (2010)	50
Sarah N. Nielsen	Vice President, Chief Financial Officer (2005)	40
William J. O'Leary	Vice President, Product Development (2001)	64
Donald L. Heidemann	Treasurer and Director of Finance (2007)	41
(1) Director
Officers are elected annually by the Board of Directors. There are no family relationships between or among any of the Corporate Officers or Directors of the Company.
Mr. Potts has over 30 years of experience with Winnebago Industries. He has been Chairman of the Board since January 2012, Chief Executive Officer since June 2011, and President since January 2011. Prior to that time, he served as Senior Vice President, Strategic Planning from November 2009 to June 2011, Vice President, Manufacturing from October 2006 to November 2009, Director of Manufacturing from February 2006 to October 2006 and as General Manager of Manufacturing Services from November 2000 to February 2006.
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
Mr. Gossett has over 14 years of experience with Winnebago Industries. He has been Vice President, Administration since joining the Company in 1998.
Mr. Krieger has over 29 years of experience with Winnebago Industries. He has been Vice President, Manufacturing since May 2010. Prior to that time, he served as Director of Manufacturing from November 2009 to May 2010 and General Manager - Fabrication from February 2002 to November 2009.
Ms. Nielsen has eight years of experience with Winnebago Industries. She has been Vice President and Chief Financial Officer since November 2005. Ms. Nielsen joined the Company in August 2005 as Director of Special Projects and Training. Prior to joining Winnebago Industries, she was employed as a senior audit manager at Deloitte & Touche LLP, where she worked from 1995 to 2005. Ms. Nielsen is a Certified Public Accountant.
Mr. O'Leary has over 41 years of experience with Winnebago Industries. He has been Vice President, Product Development since 2001.

Mr. Heidemann has six years of experience with Winnebago Industries. He was elected to the position of Treasurer in August 2007 and added Director of Finance responsibilities in August 2011.  Prior to joining Winnebago Industries, Mr. Heidemann served in various treasury positions for Select Comfort Corporation from 2003 to July 2007 and served in various treasury positions for Rent-A-Center Incorporated from 1998 to 2003.
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
Risks Related to Our Business
Competition
The market for recreation vehicles is very competitive. Competition in this industry is based upon price, design, value, quality and service. There can be no assurance that existing or new competitors will not develop products that are superior to our recreation vehicles or that achieve better consumer acceptance, thereby adversely affecting our market share, sales volume and profit margins. Some of our competitors are much larger than us, most notably in the towable recreation vehicle market, which may provide them additional purchasing power. These competitive pressures may continue to have a material adverse effect on our results of operations.
General Economic Conditions and Certain Other External Factors
Companies within the recreation vehicle industry are subject to volatility in operating results due primarily to general economic conditions because the purchase of an RV is often viewed as a consumer luxury purchase. Specific factors affecting the recreation vehicle industry include:

•	overall consumer confidence and the level of discretionary consumer spending;

•	employment trends;

•	the adverse impact of global tensions on consumer spending and travel-related activities; and

•	adverse impact on margins of increases in raw material costs which we are unable to pass on to customers without negatively affecting sales.

Dependence on Credit Availability and Interest Rates to Dealers and Retail Purchasers
Our business is affected by the availability and terms of the financing to dealers. Generally, recreation vehicle dealers finance their purchases of inventory with financing provided by lending institutions. Two financial flooring institutions held 80% of our total financed dealer inventory dollars that were outstanding at August 31, 2013. In the event that either or both of these lending institutions limit or discontinue dealer financing, we could experience a material adverse effect on our results of operations. Our business is also affected by the availability and terms of financing to retail purchasers. Retail buyers purchasing a motorhome or towable may elect to finance their purchase through the dealership or a financial institution of their choice. Substantial increases in interest rates or decreases in the general availability of credit for our dealers or for the retail purchaser may have an adverse impact upon our business and results of operations.
Cyclicality and Seasonality
The recreation vehicle industry has been characterized by cycles of growth and contraction in consumer demand, reflecting prevailing economic and demographic conditions, which affect disposable income for leisure-time activities. Consequently, the results for any prior period may not be indicative of results for any future period.
Seasonal factors, over which we have no control, also have an effect on the demand for our products. Demand in the recreation vehicle industry generally declines over the winter season, while sales are generally highest during the spring and summer months. Also, unusually severe weather conditions in some markets may impact demand. Our business also does well when the US housing market is strong and our business weakens when the US housing market weakens.
Potential Loss of a Large Dealer Organization
One of our dealer organizations accounted for 26.5% of our net revenue for Fiscal 2013, as they sold our products in 68 of their dealership locations across 26 US states. A second dealer organization accounted for 12.3% of our net revenue for Fiscal 2013, as they sold products in 11 of their dealership locations across 3 US states. The loss of either or both of these dealer organizations could have a significant adverse effect on our business. In addition, deterioration in the liquidity or creditworthiness of either of both of these dealers could negatively impact our sales and could trigger repurchase obligations under our repurchase agreements.

Potential Repurchase Liabilities
In accordance with customary practice in the RV industry, upon request we enter into formal repurchase agreements with lending institutions financing a dealer's purchase of our products. In these repurchase agreements we agree, in the event of a default by an independent dealer in its obligation to a lender and repossession of the unit(s) by the lending institution, to repurchase units at declining prices over the term of the agreements, which can last up to 18 months. The difference between the gross repurchase price and the price at which the repurchased product can then be resold, which is typically at a discount to the gross repurchase price, represents a potential expense to us. In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary terminations. If we are obligated to repurchase a substantially larger number of RVs in the future, this would increase our costs and could have a material adverse effect on our results of operations, financial condition, and cash flows.
Fuel Availability and Price Volatility
Gasoline or diesel fuel is required for the operation of motorized recreation vehicles. There can be no assurance that the supply of these petroleum products will continue uninterrupted or that the price or tax on these petroleum products will not significantly increase in the future. RVs, however, are not generally purchased for fuel efficiency. Fuel shortages and substantial increases in fuel prices have had a material adverse effect on the recreation vehicle industry as a whole in the past and could have a material adverse effect on us in the future.
Dependence on Suppliers
Most of our RV components are readily available from numerous sources. However, a few of our components are produced by a small group of suppliers. In the case of motorhome chassis, Ford Motor Company, Freightliner Custom Chassis Corporation and Mercedes-Benz (USA and Canada) are our major suppliers. Our relationship with our chassis suppliers is similar to our other supplier relationships in that no special contractual commitments are engaged in by either party. This means that we do not have minimum purchase requirements and our chassis suppliers do not have minimum supply requirements. Our chassis suppliers also supply to our competitors. Historically, chassis suppliers resort to an industry-wide allocation system during periods when supply is restricted. These allocations have been based on the volume of chassis previously purchased. Sales of motorhomes rely on chassis supply and are affected by shortages. Decisions by our suppliers to decrease production, production delays, or work stoppages by the employees of such suppliers could have a material adverse effect on our ability to produce motorhomes and ultimately, on our results of operations, financial condition and cash flows.
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
Product Liability
We are subject, in the ordinary course of business, to litigation including a variety of warranty, "Lemon Law" and product liability claims typical in the recreation vehicle industry. We have an insurance policy covering product liability, however, we are self-insured for a portion of product liability claims. We cannot be certain that our insurance coverage will be sufficient to cover all future claims against us, which may have a material adverse effect on our results of operations and financial condition. Any increase in the frequency and size of these claims, as compared to our experience in prior years, may cause the premium that we are required to pay for insurance to rise significantly. Product liability claims may also cause us to pay punitive damages, not all of which are covered by our insurance. In addition, if product liability claims rise to a level of frequency or size that are significantly higher than similar claims made against our competitors, our reputation and business may be harmed.
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

Government Regulation
We are subject to numerous federal, state and local regulations. Some regulations govern the manufacture and sale of our products, including the provisions of the MVA, and the safety standards for recreation vehicles and components which have been established under the Motor Vehicle Act by the Department of Transportation. The MVA authorizes the National Highway Traffic Safety Administration to require a manufacturer to recall and repair vehicles which contain certain hazards or defects. Any major recalls of our vehicles, voluntary or involuntary, could have a material adverse effect on our results of operations, financial condition and cash flows. While we believe we are substantially in compliance with the foregoing laws and regulations as they currently exist, amendments to any of these regulations or the implementation of new regulations could significantly increase the cost of manufacturing, purchasing, operating or selling our products and could have a material adverse effect on our results of operations, financial condition, and cash flows. In addition, our failure to comply with present or future regulations could result in fines being imposed on us, potential civil and criminal liability, suspension of sales or production or cessation of operations.
We are also subject to federal and numerous state consumer protection and unfair trade practice laws and regulations relating to the sale, transportation and marketing of motor vehicles, including so-called "Lemon Laws." Federal and state laws and regulations also impose upon vehicle operators various restrictions on the weight, length and width of motor vehicles, including motorhomes that may be operated in certain jurisdictions or on certain roadways. Certain jurisdictions also prohibit the sale of vehicles exceeding length restrictions.
Failure to comply with NYSE and SEC laws or regulations could have an adverse impact on our business. Additionally, amendments to these regulations and the implementation of new regulations could increase the cost of manufacturing, purchasing, operating or selling our products and therefore could have an adverse impact on our business.
Recently, the SEC adopted new rules pursuant to Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act setting forth new disclosure requirements concerning the use or potential use of certain minerals, deemed conflict minerals (tantalum, tin, gold and tungsten), that are mined from the Democratic Republic of Congo and adjoining countries. These new requirements will necessitate due diligence efforts on our part to assess whether such minerals are used in our products in order to make the relevant required disclosures beginning in May 2014. There will be costs associated with complying with these new disclosure requirements, including for diligence to determine the sources of those minerals that may be used or necessary to the production of our products. We may face reputational challenges that could impact future sales if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products.
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

Risks Related to Our Company

Anti-takeover Effect
Provisions of our articles of incorporation, by-laws, the Iowa Business Corporation Act and provisions in our credit facilities and certain of our compensation programs that we may enter into from time to time could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial by our shareholders. The combination of these provisions effectively inhibits a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our principal manufacturing, maintenance and service operations are conducted in multi-building complexes owned or leased by us. The following sets forth our material facilities as of August 31, 2013:

Location	Facility Type/Use	# of Buildings	Owned or Leased	Square Footage
Forest City, Iowa	Manufacturing, maintenance, service and office	30	Owned	1,558,000
Forest City, Iowa	Warehouse	4	Owned	702,000
Charles City, Iowa	Manufacturing	2	Owned	161,000
Middlebury, Indiana	Manufacturing and office	4	Leased	277,000
		40		2,698,000

The facilities that we own in Forest City and Charles City are located on approximately 450 acres of land. We lease 244,000 square feet of our warehouse facilities in Forest City to others. Most of our buildings are of steel or steel and concrete construction and are protected from fire with high‑pressure sprinkler systems, dust collector systems, automatic fire doors and alarm systems. We believe that our facilities and equipment are well maintained, in excellent condition and suitable for the purposes for which they are intended.
In January 2011, we entered into a five-year lease agreement with FFT Land Management for real property consisting of four buildings and approximately 30 acres of land located in Middlebury, Indiana. The buildings are being utilized to manufacture towable trailers. See Note 19.
In the first quarter of Fiscal 2013, property in Hampton, Iowa, an asset held for sale, was sold for $550,000 in gross proceeds resulting in a loss of $28,000 not including previous impairments. See Note 6.
Under terms of our credit facility, as further described in Note 8, we have encumbered substantially all of our real property for the benefit of the lender under such facility.
Item 3. Legal Proceedings
We are involved in various legal proceedings which are ordinary and routine litigation incidental to our business, some of which are covered in whole or in part by insurance. We believe, while the final resolution of any such litigation may have an impact on our results for a particular reporting period, the ultimate disposition of such litigation will not have any material adverse effect on our financial position, results of operations, or liquidity.

Item 4. Mine Safety Disclosure

Not Applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the New York and Chicago Stock Exchanges with the ticker symbol of WGO.
Below are the New York Stock Exchange high, low and closing prices of Winnebago Industries, Inc. common stock for each quarter of Fiscal 2013 and Fiscal 2012:

Fiscal 2013	High	Low	Close	Fiscal 2012	High	Low	Close
First Quarter	$14.49	$10.99	$14.22	First Quarter	$8.95	$6.02	$6.07
Second Quarter	20.10	13.53	19.49	Second Quarter	10.51	6.15	9.44
Third Quarter	22.34	16.72	20.76	Third Quarter	10.65	8.14	9.08
Fourth Quarter	25.15	19.33	22.27	Fourth Quarter	11.46	8.50	11.01

Holders
Shareholders of record as of October 15, 2013: 3,278
Dividends Paid Per Share
On October 15, 2008, our Board of Directors suspended future cash dividend payments in order to conserve capital and to maintain liquidity. No dividends have been paid since the first quarter of Fiscal 2009.
Our credit facility, as further described in Note 8, also contains covenants that limit our ability, among other things, to pay cash dividends without the consent of Wells Fargo, as Agent and the lenders thereunder, in their sole discretion.
Issuer Purchases of Equity Securities
Our credit facility, as further described in Note 8, contains covenants that limits our ability, among other things, except for limited purchases of our common stock from employees, to make distributions or payments with respect to or purchases of our common stock without consent of the lenders.
On December 19, 2007, the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $60 million. There is no time restriction on this authorization. During Fiscal 2013, approximately 882,000 shares were repurchased under the authorization, at an aggregate cost of approximately $12.7 million, or $14.40 per share. Approximately 21,000 of these shares were repurchased from employees who vested in Winnebago

Industries shares during the fiscal year and elected to pay their payroll tax via delivery of common stock as opposed to cash. As of August 31, 2013, there was approximately $39.9 million remaining under this authorization.
This table provides information with respect to purchases by us of shares of our common stock during each fiscal month of the fourth quarter of Fiscal 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
06/02/13 - 07/06/13	—	$—	—	(1)	$41,442,000
07/07/13 - 08/03/13	10,000	$24.01	10,000		$41,202,000
08/04/13 - 08/31/13	55,600	$23.02	55,600		$39,922,000
Total	65,600	$23.17	65,600	(1)	$39,922,000
Equity Compensation Plan Information
The following table provides information as of August 31, 2013 with respect to shares of our common stock that may be issued under our existing equity compensation plans:

	(a)		(b)	(c)
(Adjusted for the 2-for-1 Stock Split on March 5, 2004) Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in (a))
Equity compensation plans approved by shareholders	664,994	(1)	$29.83	2,857,171	(2)
Equity compensation plans not approved by shareholders (3)	111,700	(4)	12.89	—	(5)
Total	776,694		$27.39	2,857,171

(1)	This number includes 552,902 stock options granted under the 2004 Incentive Compensation Plan, as amended (the "Plan"). Also included are 112,092 options granted under the 1997 Stock Option Plan.

(2)
This number represents stock options available for grant under the Plan as of August 31, 2013. The Plan replaced the 1997 Stock Option Plan effective January 1, 2004. No new grants may be made under the 1997 Stock Option Plan. Any stock options previously granted under the 1997 Stock Option Plan will continue to be exercisable in accordance with their original terms and conditions.

(3)
Our sole equity compensation plan not previously submitted to our shareholders for approval is the Directors' Deferred Compensation Plan, as amended. The Board of Directors may terminate the Directors' Deferred Compensation Plan at any time. If not terminated earlier, the Directors' Deferred Compensation Plan will automatically terminate on June 30, 2023. For a description of the key provisions of the Directors' Deferred Compensation Plan, see the information in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 17, 2013 under the caption "Director Compensation," which information is incorporated by reference herein.

(4)
Represents shares of common stock issued to a trust which underlie stock units, payable on a one-for-one basis, credited to stock unit accounts as of August 31, 2013 under the Directors' Deferred Compensation Plan.

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

Performance Graph
The following graph compares our five-year cumulative total shareholder return (including reinvestment of dividends) with the cumulative total return on the Standard & Poor's 500 Index and a peer group. The peer group companies consisting of Thor Industries, Inc., Polaris Industries, Inc. and Brunswick Corporation were selected by us as they also manufacture recreation products. It is assumed in the graph that $100 was invested in our common stock, in the Standard & Poor's 500 Index and in the stocks of the peer group companies on August 30, 2008 and that all dividends received within a quarter were reinvested in that quarter. In accordance with the guidelines of the SEC, the shareholder return for each entity in the peer group index has been weighted on the basis of market capitalization as of each annual measurement date set forth in the graph.

	Base Period
Company/Index	8/30/08	8/29/09	8/28/10	8/27/11	8/25/12	8/31/13
Winnebago Industries, Inc.	100.00	103.44	80.56	63.56	101.03	204.36
S&P 500 Index	100.00	82.41	86.99	98.07	120.11	142.18
Peer Group	100.00	92.57	113.89	156.35	237.56	366.45

Item 6. Selected Financial Data

	Fiscal Years Ended
(In thousands, except EPS)	08/31/13	8/25/12 (1)	08/27/11	08/28/10	8/29/09 (1)
Income statement data:
Net revenues	$803,165	$581,679	$496,418	$449,484	$211,519
Net income (loss)	31,953	44,972	11,843	10,247	(78,766)

Per share data:
Net income (loss) - basic	1.14	1.54	0.41	0.35	(2.71)
Net income (loss) - diluted	1.13	1.54	0.41	0.35	(2.71)
Dividends declared and paid per common share	—	—	—	—	0.12

Balance sheet data:
Total assets	309,145	286,072	239,927	227,357	220,466
(1) In Fiscal 2009 we established a valuation allowance of $45.3 million on our deferred tax assets. In Fiscal 2012, we determined we no longer needed the valuation allowance and re-established $39.0 million of deferred tax assets.

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

Executive Overview
Winnebago Industries, Inc. is a leading US manufacturer of RVs with a proud history of manufacturing RV products for more than 50 years. We produce all of our motorhomes in vertically integrated manufacturing facilities in Iowa and we produce all travel trailer and fifth wheel trailers in Indiana. We distribute our products primarily through independent dealers throughout the US and Canada, who then retail the products to the end consumer.
Our retail unit market share, as reported by Stat Surveys based on state records, is illustrated below. Note that this data is subject to adjustment and is continuously updated.

	Through August 31		Calendar Year
US Retail Motorized:	2013	2012	2012	2011	2010
Class A gas	22.2%	22.9%	24.2%	22.2%	23.7%
Class A diesel	17.4%	20.0%	19.4%	17.6%	15.2%
Total Class A	20.3%	21.7%	22.2%	20.2%	19.5%
Class C	16.3%	17.2%	18.3%	17.4%	17.9%
Total Class A and C	18.4%	19.6%	20.5%	19.0%	18.8%

Class B	17.4%	16.9%	17.6%	7.9%	15.6%

	Through July 31		Calendar Year
Canadian Retail Motorized:	2013	2012	2012	2011	2010
Class A gas	14.0%	14.6%	15.3%	16.5%	14.9%
Class A diesel	15.4%	15.9%	17.3%	18.0%	9.9%
Total Class A	14.5%	15.0%	16.1%	17.1%	12.6%
Class C	11.7%	13.1%	14.9%	15.9%	13.8%
Total Class A and C	12.8%	14.0%	15.5%	16.5%	13.2%

Class B	20.2%	11.5%	12.7%	7.1%	4.8%

	US				Canadian
	Through July 31		Calendar Year		Through July 31		Calendar Year
Retail Towables:	2013	2012	2012	2011	2013	2012	2012	2011
Travel trailer	0.9%	0.8%	0.8%	0.6%	0.8%	0.5%	0.6%	0.5%
Fifth wheel	0.8%	1.0%	1.1%	0.5%	1.2%	1.3%	1.5%	0.6%
Total towables	0.9%	0.8%	0.9%	0.6%	0.9%	0.7%	0.9%	0.5%

Presented in fiscal quarters, certain key metrics are shown below:

	Class A, B & C Motorhomes				Travel Trailers & Fifth Wheels
			As of Quarter End				As of Quarter End
	Wholesale	Retail	Dealer	Order	Wholesale	Retail	Dealer	Order
(In units)	Deliveries	Registrations	Inventory	Backlog	Deliveries	Registrations	Inventory	Backlog
Q1	1,040	1,053	1,945	618	435	255	1,146	460
Q2	1,001	872	2,074	1,004	562	332	1,376	417
Q3	1,280	1,414	1,940	1,237	646	652	1,370	505
Q4	1,321	1,334	1,927	1,473	695	700	1,365	411
Fiscal 2012	4,642	4,673			2,338	1,939

Q1	1,534	1,416	2,045	2,118	557	367	1,555	687
Q2	1,419	1,072	2,392	2,752	548	328	1,775	381
Q3	1,978	1,736	2,634	2,846	713	846	1,642	443
Q4	1,890	1,870	2,654	3,409	717	748	1,611	221
Fiscal 2013	6,821	6,094			2,535	2,289

Increase in units	2,179	1,421	727		197	350	246
Percentage increase	46.9%	30.4%	37.7%		8.4%	18.1%	18.0%
Highlights of Fiscal 2013:
Consolidated revenues, gross profit, and operating income were significantly higher for Fiscal 2013 as compared to Fiscal 2012. Quarterly results for the past two fiscal years are illustrated as follows:

(In thousands)	Revenues		Gross Profit		Gross Margin		Operating Income (Loss)		Operating Margin
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Q1	$193,554	$131,837	$20,747	$8,496	10.7%	6.4%	$9,946	$627	5.1%	0.5%
Q2	177,166	131,600	17,191	6,846	9.7%	5.2%	8,872	(1,164)	5.0%	(0.9)%
Q3	218,199	155,709	21,197	12,071	9.7%	7.8%	10,248	3,527	4.7%	2.3%
Q4	214,246	162,533	25,496	16,267	11.9%	10.0%	15,332	6,536	7.2%	4.0%
Total	$803,165	$581,679	$84,631	$43,680	10.5%	7.5%	$44,398	$9,526	5.5%	1.6%

Motorized performance:

•
Fiscal 2013 motorhome deliveries increased by approximately 47% as compared to Fiscal 2012. In addition delivery retail demand for our motorized products grew over 30% as compared to Fiscal 2012. As a result, dealer inventory grew by nearly 38% when comparing the same time periods. We view this as a reflection of our dealer network's confidence in our products and the overall industry. Our belief of improving dealer confidence is further supported by the continued growth in our sales order backlog. As noted in the above table, our backlog reached 3,409 at the end of the fiscal year. This is the first time our backlog has been in excess of 3,000 since the fourth quarter of Fiscal 2002.

•
The continuing strong demand for our motorized products has led to enhanced financial performance. The sales pricing environment has firmed as compared to a year ago and the incremental volume has provided operating leverage in multiple areas. Approximately 17% of the incremental motorhome revenue flowed through to the operating profit line.

Towables performance:

•
Towables generated an operating loss of $3.5 million in Fiscal 2013 compared to an operating loss of $744,000 in Fiscal 2012. Excluding non-cash expense of approximately $550,000 related to the acceleration of acquisition related intangible assets (see further discussion at Note 7), Towables was operationally break-even in the fourth quarter of Fiscal 2013.

•
The two most noteworthy issues that negatively impacted Towables' operating performance during Fiscal 2013 were increased warranty expense due to escalating negative claim experience and unfavorable overhead variances due to lower production. Significant changes were made in the first half of Fiscal 2013 in key management positions to address the recent performance problems. Notably, a new Towables president was named in January 2013 and leadership responsibilities of warranty and service were centralized to our company headquarters in Iowa to better leverage our expertise in these areas. During February 2013, production was idled in one of the assembly plants where production issues had been pervasive and only a small core group of employees were retained to train and work in the other assembly plant that has not experienced similar issues. Production resumed in this plant during the fourth quarter of Fiscal 2013.

•
During Fiscal 2013, the Winnebago towable branded products experienced triple digit growth in both wholesale shipments and retail registrations. This growth is attributed to a concerted effort to update existing Winnebago product lines and through the introduction of a new line of Ultralite travel trailers that have successfully penetrated the fastest growing segment in the towable market. The SunnyBrook products have now been realigned with a renewed focus on primary large volume product segments. As a result of this new strategy, we have discontinued several models and focused the three SunnyBrook brands to more effectively penetrate specific segments of the market.

Industry Outlook
Key statistics for the motorhome industry are as follows:

	US and Canada Industry Class A, B & C Motorhomes
	Wholesale Shipments(1)					Retail Registrations(2)
	Calendar Year					Calendar Year
(In units)	2012		2011	(Decrease) Increase	Change	2012		2011	Increase (Decrease)	Change
Q1	6,869		6,888	(19)	(0.3)%	5,706		5,114	592	11.6%
Q2	7,707		7,868	(161)	(2.0)%	8,206		8,140	66	0.8%
Q3	6,678		5,267	1,411	26.8%	6,916		6,102	814	13.3%
Q4	6,944		4,807	2,137	44.5%	4,922		4,623	299	6.5%
Total	28,198		24,830	3,368	13.6%	25,750		23,979	1,771	7.4%

(In units)	2013		2012	Increase	Change	2013		2012	Increase	Change
Q1	8,500		6,869	1,631	23.7%	7,127		5,706	1,421	24.9%
Q2	10,972		7,707	3,265	42.4%	10,747		8,206	2,541	31.0%
July	2,850		1,955	895	45.8%	3,272		2,538	734	28.9%
August	3,302		2,455	847	34.5%	2,424	(4)	2,287
September	3,138	(3)	2,268	870	38.4%		(5)	2,091
Q3	9,290	(3)	6,678	2,612	39.1%		(5)	6,916
Q4	8,500	(3)	6,944	1,556	22.4%		(5)	4,922
Total	37,262	(3)	28,198	9,064	32.1%			25,750

(1)	Class A, B and C wholesale shipments as reported by RVIA, rounded to the nearest hundred.

(2)	Class A, B and C retail registrations as reported by Stat Surveys for the US and Canada combined, rounded to the nearest hundred.

(3)
Monthly and quarterly 2013 Class A, B and C wholesale shipments for September and the third and fourth calendar quarters are based upon the forecast prepared by Dr. Richard Curtin of the University of Michigan Consumer Survey Research Center for RVIA and reported in the RoadSigns RV Fall 2013 Industry Forecast Issue. The revised RVIA annual 2013 wholesale shipment forecast is 37,100 and the annual forecast for 2014 is 38,700.

(4)	U.S. retail registrations for Class A, B and C for August, 2013. Canadian retail registrations are not yet available.

(5)	Stat Surveys has not issued a projection for 2013 retail demand for this period.

Key statistics for the towable industry are as follows:

	US and Canada Travel Trailer & Fifth Wheel Industry
	Wholesale Shipments(1)					Retail Registrations(2)
	Calendar Year					Calendar Year
(In units)	2012		2011	Increase	Change	2012		2011	Increase	Change
Q1	60,402		54,132	6,270	11.6%	39,093		33,698	5,395	16.0%
Q2	71,095		65,987	5,108	7.7%	83,990		79,155	4,835	6.1%
Q3	56,601		47,547	9,054	19.0%	67,344		63,014	4,330	6.9%
Q4	54,782		45,266	9,516	21.0%	32,469		30,044	2,425	8.1%
Total	242,880		212,932	29,948	14.1%	222,896		205,911	16,985	8.2%

(In units)	2013		2012	Increase (Decrease)	Change	2013		2012	Increase	Change
Q1	66,745		60,402	6,343	10.5%	42,710		39,093	3,617	9.3%
Q2	79,935		71,095	8,840	12.4%	93,826		83,990	9,836	11.7%
July	22,083		19,654	2,429	12.4%	30,455		25,707	4,748	18.5%
August	20,797		20,963	(166)	(.8)%		(4)	24,003
September	18,634	(3)	15,984	2,650	16.6%		(4)	17,634
Q3	61,514	(3)	56,601	4,913	8.7%		(4)	67,344
Q4	57,000	(3)	54,782	2,218	4.0%		(4)	32,469
Total	265,194	(3)	242,880	22,314	9.2%			222,896

(1)	Towable wholesale shipments as reported by RVIA, rounded to the nearest hundred.

(2)	Towable retail registrations as reported by Stat Surveys for the US and Canada combined, rounded to the nearest hundred.

(3)
Monthly and quarterly 2013 towable wholesale shipments for September and the third and fourth calendar quarters are based upon the forecast prepared by Dr. Richard Curtin of the University of Michigan Consumer Survey Research Center for RVIA and reported in the RoadSigns RV Fall 2013 Industry Forecast Issue. The revised annual 2013 wholesale shipment forecast is 267,700 and the annual forecast for 2014 is 281,100.

(4)	Statistical Surveys has not issued a projection for 2013 retail demand for this period.

Company Outlook
Based on our profitable operating results in recent years, we believe that we have demonstrated our ability to maintain our liquidity, cover operations costs, recover fixed assets, and maintain physical capacity at present levels. Now that we have entered into the towable market, we are attempting to grow revenues and earnings in a market significantly larger than the motorized market.

As evidenced in the table below, our motorhome sales order backlog at the end of Fiscal 2013 significantly increased as compared to the end of Fiscal 2012. It has also increased sequentially from the end of our Fiscal 2013 third quarter, as previously illustrated. We believe the increase is a result of the positive dealer response to our new 2014 model year products introduced in late spring and increased retail registration activity of our products this past summer. We expect to continue to increase production during Fiscal 2014 to meet the growing demand for our products, while managing constraints as may occur in relation to labor and component parts.

We believe that the level of our dealer inventory at the end of Fiscal 2013 is reasonable given the improved retail demand and increased sales order backlog of our product.

Our unit order backlog was as follows:

	As Of
(In units)	August 31, 2013		August 25, 2012		Increase (Decrease)	% Change
Class A gas	1,405	41.6%	642	43.6%	763	118.8%
Class A diesel	607	18.0%	333	22.6%	274	82.3%
Total Class A	2,012	59.5%	975	66.2%	1,037	106.4%
Class B	300	8.9%	118	8.0%	182	154.2%
Class C	1,068	31.6%	380	25.8%	688	181.1%
Total motorhome backlog(1)	3,380	100.0%	1,473	100.0%	1,907	129.5%

Travel trailer	180	81.4%	306	74.5%	(126)	(41.2)%
Fifth wheel	41	18.6%	105	25.5%	(64)	(61.0)%
Total towable backlog(1)	221	100.0%	411	100.0%	(190)	(46.2)%

Approximate backlog revenue in thousands
Motorhome	$346,665		$163,725		$182,940	111.7%
Towable	$4,744		$8,776		$(4,032)	(45.9)%

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

Results of Operations
Fiscal 2013 Compared to Fiscal 2012
The following is an analysis of changes in key items included in the statements of operations for the fiscal year ended August 31, 2013 compared to the fiscal year ended August 25, 2012:

	Year Ended
(In thousands, except percent and per share data)	August 31, 2013	% of Revenues(1)	August 25, 2012	% of Revenues(1)	Increase (Decrease)	% Change
Net revenues	$803,165	100.0%	$581,679	100.0%	$221,486	38.1%
Cost of goods sold	718,534	89.5%	537,999	92.5%	180,535	33.6%
Gross profit	84,631	10.5%	43,680	7.5%	40,951	93.8%

Selling	18,318	2.3%	16,837	2.9%	1,481	8.8%
General and administrative	21,887	2.7%	17,267	2.7%	4,620	26.8%
Assets held for sale impairment	28	—%	50	—%	(22)	NMF
Operating expenses	40,233	5.0%	34,154	5.9%	6,079	17.8%

Operating income	44,398	5.5%	9,526	1.6%	34,872	NMF
Non-operating income	696	0.1%	581	0.1%	115	19.8%
Income before income taxes	45,094	5.6%	10,107	1.7%	34,987	NMF
Provision (benefit) for taxes	13,141	1.6%	(34,865)	(6.0)%	48,006	(137.7)%
Net income	$31,953	4.0%	$44,972	7.7%	$(13,019)	(28.9)%
Diluted income per share	$1.13		$1.54		$(0.41)	(26.6)%
Diluted average shares outstanding	28,170		29,207
(1) Percentages may not add due to rounding differences.

Unit deliveries and ASP, net of discounts, consisted of the following:

	Year Ended
(In units)	August 31, 2013	Product Mix % (1)	August 25, 2012	Product Mix % (1)	Increase (Decrease)	% Change
Motorhomes:
Class A gas	2,446	35.9%	1,648	35.5%	798	48.4%
Class A diesel	1,315	19.3%	931	20.1%	384	41.2%
Total Class A	3,761	55.1%	2,579	55.6%	1,182	45.8%
Class B	372	5.5%	319	6.9%	53	16.6%
Class C	2,688	39.4%	1,744	37.6%	944	54.1%
Total motorhome deliveries	6,821	100.0%	4,642	100.0%	2,179	46.9%

ASP (in thousands) (1)	$105		$105		$(1)	(0.9)%

Towables:
Travel trailer	2,038	80.4%	1,372	58.7%	666	48.5%
Fifth wheel	497	19.6%	966	41.3%	(469)	(48.6)%
Total towable deliveries	2,535	100.0%	2,338	100.0%	197	8.4%

ASP (in thousands)(1)	$21		$24		$(3)	(10.5)%
(1) Percentages and dollars may not add due to rounding differences.

Net revenues consisted of the following:

	Year Ended
(In thousands)	August 31, 2013		August 25, 2012		Increase (Decrease)	% Change
Motorhomes (1)	$718,580	89.5%	$496,193	85.3%	$222,387	44.8%
Towables (2)	54,683	6.8%	56,784	9.8%	(2,101)	(3.7)%
Other manufactured products	29,902	3.7%	28,702	4.9%	1,200	4.2%
Total net revenues	$803,165	100.0%	$581,679	100.0%	$221,486	38.1%

(1)	Includes motorhome units, parts and service

(2)	Includes towable units and parts

The increase in motorhome net revenues of $222.4 million or 44.8% was primarily attributed to a 46.9% increase in unit deliveries driven by higher dealer and retail consumer demand when compared to Fiscal 2012. ASP decreased 0.9% in Fiscal 2013.

Towables revenues were $54.7 million in Fiscal 2013 compared to revenues of $56.8 million in Fiscal 2012. Although towable unit deliveries increased by 8.4%, the growth was more than offset by an ASP decline of 10.5%.

Cost of goods sold was $718.5 million, or 89.5% of net revenues for Fiscal 2013 compared to $538.0 million, or 92.5% of net revenues for Fiscal 2012 due to the following:

•
Total variable costs (materials, direct labor, variable overhead, delivery expense and warranty), as a percent of net revenues, decreased to 83.9% this year from 85.3% mainly due to decreased material costs and increased operating efficiencies.

•
Fixed overhead (manufacturing support labor, depreciation and facility costs) and research and development-related costs decreased to 5.7% of net revenues compared to 7.1%. The difference was due primarily to increased revenues in Fiscal 2013.

•	All factors considered, gross profit increased from 7.5% to 10.4% of net revenues.
Selling expenses decreased to 2.3% from 2.9% of net revenues in Fiscal 2013 and Fiscal 2012, respectively. However, selling expenses increased $1.5 million, or 8.8%, in Fiscal 2013. The expense increase was primarily due to increased wage-related expenses of $680,000 and advertising expenses of $440,000.
General and administrative expenses were 2.7% and 3.0% of net revenues in Fiscal 2013 and Fiscal 2012, respectively. General and administrative expenses increased $4.6 million, or 26.8%, in Fiscal 2013. This increase was due primarily to an increase of $3.7 million in wage-related expenses. We also recorded approximately $550,000 additional amortization on our Towables intangible assets (see Note 7).
During the first quarter of Fiscal 2013 we realized a loss of $28,000 on the sale of our Hampton, Iowa property. See Note 6.

Non-operating income increased $115,000 or 19.8%, in Fiscal 2013. This difference is primarily due to decreased line of credit expenses and was partially offset by lower investment income. We also received proceeds from COLI policies in both Fiscal 2013 and Fiscal 2012. See Note 13.

The overall effective income tax rate for this year was an expense of 29.1% compared to a benefit of (345.0)% last year. The following table breaks down the two aforementioned tax rates:

	Year Ended
	August 31, 2013		August 25, 2012
(In thousands)	Amount	Effective Rate	Amount	Effective Rate
Tax expense on current operations	$13,551	30.0%	$2,914	28.8%
Valuation allowance	73	0.2%	(37,681)	(372.8)%
Uncertain tax positions settlements and adjustments	(483)	(1.1)%	(159)	(1.6)%
Amended tax returns	—	—%	61	0.6%
Total provision (benefit) for taxes	$13,141	29.1%	$(34,865)	(345.0)%

Tax expense on current operations
The primary reason for the increase in the overall effective tax expense rate on current operations was due to higher pretax income from operations compared to the prior year. Significant permanent deductions include domestic production activities deduction, income tax credits and tax-free income from COLI and student loan-related tax exempt securities. For further discussion of income taxes (which includes a reconciliation of the US statutory income tax rate to our effective tax rate), see Note 12.

Valuation allowance
During the year, adjustments to the realizable value of certain deferred tax assets were recorded. This resulted in a non-cash tax expense of $73,000 through the increase of our valuation allowance. For further discussion of deferred tax assets (which includes a table of all types of deferred tax assets), see Note 12.
At the end of the fourth quarter of Fiscal 2012, we re-established almost all remaining deferred tax assets due to the fact that we were in a three-year historical cumulative income position as opposed to a three-year historical loss position and that we had a positive future outlook. This resulted in a non-cash tax benefit of $37.7 million through the reduction of our valuation allowance. For further discussion of deferred tax assets (which includes a table of all types of deferred tax assets), see Note 12.
Uncertain tax positions settlements and adjustments
During Fiscal 2013, benefits of $483,000 were recorded as a result of adjustments to uncertain tax positions. During Fiscal 2012, benefits of $159,000 were recorded as a result of adjustments to uncertain tax positions. For further discussion of income taxes, see Note 12.
Net income and diluted income per share were $32.0 million and $1.13 per share, respectively, for Fiscal 2013. In Fiscal 2012, the net income was $45.0 million and diluted income was $1.54 per share. Net income and diluted income per share were higher in Fiscal 2012 compared to Fiscal 2013 despite a significant increase in net revenue and pre-tax income due primarily to the tax benefit realized in Fiscal 2012.

Fiscal 2012 Compared to Fiscal 2011

The following is an analysis of changes in key items included in the statements of operations for the fiscal year ended August 25, 2012 compared to the fiscal year ended August 27, 2011:

	Year Ended
(In thousands, except percent and per share data)	August 25, 2012	% of Revenues(1)	August 27, 2011	% of Revenues(1)	Increase (Decrease)	% Change
Net revenues	$581,679	100.0%	$496,418	100.0%	$85,261	17.2%
Cost of goods sold	537,999	92.5%	456,664	92.0%	81,335	17.8%
Gross profit	43,680	7.5%	39,754	8.0%	3,926	9.9%

Selling	16,837	2.9%	14,251	2.9%	2,586	18.1%
General and administrative	17,267	3.0%	14,263	2.9%	3,004	21.1%
Assets held for sale impairment (gain), net	50	—%	(39)	—%	89	NMF
Operating expenses	34,154	5.9%	28,475	5.7%	5,679	19.9%

Operating income	9,526	1.6%	11,279	2.3%	(1,753)	(15.5)%
Non-operating income	581	0.1%	658	0.1%	(77)	(11.7)%
Income before income taxes	10,107	1.7%	11,937	2.4%	(1,830)	(15.3)%
(Benefit) provision for taxes	(34,865)	(6.0)%	94	—%	(34,959)	NMF
Net income	$44,972	7.7%	$11,843	2.4%	$33,129	279.7%
Diluted income per share	$1.54		$0.41		$1.13	275.6%
Diluted average shares outstanding	29,207		29,148

(1)	Percentages may not add due to rounding differences.

Unit deliveries and ASP, net of discounts, consisted of the following:

	Year Ended
(In units)	August 25, 2012	Product Mix %(1)	August 27, 2011	Product Mix %(1)	Increase (Decrease)	% Change
Motorhomes:
Class A gas	1,648	35.5%	1,518	34.5%	130	8.6%
Class A diesel	931	20.1%	918	20.9%	13	1.4%
Total Class A	2,579	55.6%	2,436	55.4%	143	5.9%
Class B	319	6.9%	103	2.3%	216	209.7%
Class C	1,744	37.6%	1,856	42.2%	(112)	(6.0)%
Total motorhome deliveries	4,642	100.0%	4,395	100.0%	247	5.6%

ASP (in thousands)(1)	$105		$102		$4	3.4%

Towables:
Travel trailer	1,372	58.7%	575	74.8%	797	138.6%
Fifth wheel	966	41.3%	194	25.2%	772	397.9%
Total towable deliveries	2,338	100.0%	769	100.0%	1,569	204.0%

ASP (in thousands)(1)	$24		$21		$3	14.3%

(1)	Percentages and dollars may not add due to rounding differences.

Net revenues consisted of the following:

	Year Ended
(In thousands)	August 25, 2012		August 27, 2011		Increase (Decrease)	% Change
Motorhomes (1)	$483,532	83.1%	$443,232	89.3%	$40,300	9.1%
Towables (2)	56,784	9.8%	16,712	3.4%	40,072	239.8%
Motorhome parts and services	12,661	2.2%	13,105	2.6%	(444)	(3.4)%
Other manufactured products	28,702	4.9%	23,369	4.7%	5,333	22.8%
Total net revenues	$581,679	100.0%	$496,418	100.0%	$85,261	17.2%

(1)	Includes motorhome units, parts and service

(2)	Includes towable units and parts.

The increase in motorhome net revenues of $40.3 million or 9.1% was attributed to both a 5.6% increase in unit deliveries and an increase in motorhome ASP of 3.4% when compared to Fiscal 2011. The increase in motorhome ASP was primarily a result of more higher-priced Class A diesel units sold in Fiscal 2012.

Towables revenues were $56.8 million in Fiscal 2012. SunnyBrook, which was acquired in the second quarter of Fiscal 2011, had revenues of $16.7 million in Fiscal 2011.

Cost of goods sold was $538.0 million, or 92.5% of net revenues for Fiscal 2012 compared to $456.7 million, or 92.0% of net revenues for Fiscal 2011 due to the following:

•
Total variable costs (materials, direct labor, variable overhead, delivery expense and warranty), as a percent of net revenues, increased to 85.3% in Fiscal 2012 from 84.0% in Fiscal 2011 which was due to inflationary commodity pressures experienced in the first half of the fiscal year that were not passed on. Also impacting our variable costs were the following two significant items:

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

•
Fixed overhead (manufacturing support labor, depreciation and facility costs) and research and development-related costs decreased to 7.1% of net revenues in Fiscal 2012 compared to 8.0% for Fiscal 2011. With similar spending levels, the difference was due primarily to increased revenues in Fiscal 2012.

•	All factors considered, gross profit decreased from 8.0% to 7.5% of net revenues.
Selling expenses increased $2.6 million, or 18.1%, in Fiscal 2012 compared to Fiscal 2011. The expense increase was primarily due to selling expenses associated with Towables and increases in advertising expenses. As a percent of net revenues, selling expenses were 2.9% in both Fiscal 2012 and Fiscal 2011.
General and administrative expenses increased $3.0 million, or 21.1%, in Fiscal 2012 compared to Fiscal 2011. This increase was due primarily to increases of $2.1 million in incentives and increases in Towable operating expenses, partially offset by a reduction of legal expenses. As a percent of net revenues, general and administrative expenses were 3.0% and 2.9% in Fiscal 2012 and Fiscal 2011, respectively.
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

Tax expense on current operations
The primary reason for the increase in the overall effective tax expense rate on current operations is lower income tax credits and an increase in state taxes for Fiscal 2012 compared to Fiscal 2011. Significant permanent deductions are income tax credits and tax-free income from COLI and student loan-related tax exempt securities. For further discussion of income taxes (which includes a reconciliation of the US statutory income tax rate to our effective tax rate), see Note 12.

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

Analysis of Financial Condition, Liquidity and Resources
Cash and cash equivalents increased $1.6 million during Fiscal 2013 and totaled $64.3 million as of August 31, 2013. The significant liquidity events that occurred during Fiscal 2013 were:

•	Generated net income of $32.0 million

•
Increase in inventory of $24.3 million: The increase was primarily a result of increased work-in-process and raw material inventory due to increased production levels, and higher average cost per unit due to the mix of product ordered by our dealers.

•	Stock repurchases of approximately $12.7 million

•	Proceeds from the sale of ARS of $7.3 million, as we continued to liquidate this portfolio
In Fiscal 2012, we had in place a $20 million revolving credit facility with Wells Fargo Bank that was terminated in October 2012. On October 31, 2012 we entered into the Credit Agreement with GECC. The Credit Agreement provides for an initial $35.0 million revolving credit facility based on our eligible inventory and expires October 31, 2015 unless terminated earlier in accordance with its terms. There is no termination fee associated with the Credit Agreement. The Credit Agreement contains no financial covenant restrictions for borrowings where we have excess borrowing availability under the facility of greater than $5.0 million. The Credit Agreement requires us to comply with a fixed charge ratio if excess borrowing availability under the facility is less than $5.0 million or if we repurchase more than $25.0 million of company stock within the first twelve months of the date of the Credit Agreement. In addition, the Credit Agreement also includes a framework to expand the size of the facility up to $50.0 million, based on mutually agreeable terms at the time of the expansion. See Note 8 to the financial statements.

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
Working capital at August 31, 2013 and August 25, 2012 was $153.5 million and $126.1 million, respectively, an increase of $27.4 million. We currently expect cash on hand, funds generated from operations and the availability under a credit facility to be sufficient to cover both short-term and long-term operating requirements. We anticipate capital expenditures in Fiscal 2014 of approximately $11.6 million, primarily for manufacturing equipment and facilities.
Operating Activities
Cash provided by operating activities was $10.2 million for the fiscal year ended August 31, 2013 compared to $115,000 for the fiscal year ended August 25, 2012, and cash used by operating activities of $10.1 million for the fiscal year ended August 27, 2011. The combination of net income of $32.0 million in Fiscal 2013 and changes in non-cash charges (e.g., depreciation, LIFO, stock-based compensation, deferred income taxes) provided $39.0 million of operating cash compared to $15.9 million in Fiscal 2012 and $16.6 million in Fiscal 2011. In Fiscal 2013, Fiscal 2012, and Fiscal 2011, changes in assets and liabilities (primarily inventory increases each year) used $28.8 million, $15.8 million, and $31.1 million, respectively, of operating cash.
Investing Activities
Cash provided by investing activities of $4.1 million in Fiscal 2013 was due primarily to proceeds of ARS investments of $7.3 million and was partially offset by capital spending of $4.4 million. In Fiscal 2012, cash used in investing activities of $118,000 was primarily due to capital spending of $2.2 million and was offset by proceeds of $1.7 million from COLI policies and ARS redemptions of $1.1 million. During Fiscal 2011, cash provided by investing activities of $4.2 million was primarily due to ARS redemptions of $7.2 million, partially offset by the acquisition of Towables for $4.7 million and capital spending of $2.1 million.
Financing Activities
Cash used in financing activities was $12.7 million and $6.6 million for the fiscal years ended August 31, 2013 and August 25, 2012, respectively, and was primarily for repurchases of our stock each year. Cash provided by financing activities for the fiscal year ended August 27, 2011 was $500,000.

Contractual Obligations and Commercial Commitments
Our principal contractual obligations and commercial commitments as of August 31, 2013 were as follows:

	Payments Due By Period
(In thousands)	Total	Fiscal 2014	Fiscal 2015-2016	Fiscal 2017-2018	More than 5 Years
Postretirement health care obligations (1)	$36,244	$1,202	$2,974	$3,628	$28,440
Deferred compensation obligations (1)	22,471	2,691	4,987	4,429	10,364
Executive share option obligations (1)	6,959	860	2,115	2,796	1,188
Supplemental executive retirement plan benefit obligations (1)	2,876	291	618	531	1,436
Operating leases (2)	2,074	1,070	962	42	—
Contracted services	240	118	122	—	—
Unrecognized tax benefits (3)	3,988	—	—	—	—
Total contractual cash obligations	$74,852	$6,232	$11,778	$11,426	$41,428

	Expiration By Period
(In thousands)	Total	Fiscal 2014	Fiscal 2015-2016	Fiscal 2017-2018	More than 5 Years
Contingent repurchase obligations (2)	$165,360	$60,806	$104,554	$—	$—

(1)	See Note 10.

(2)	See Note 11.

(3)	We are not able to reasonably estimate in which future periods these amounts will ultimately be settled.

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

Revenue Recognition
Generally, revenues for recreation vehicles are recorded when all of the following conditions are met: an order for a product has been received from a dealer, written or verbal approval for payment has been received from the dealer's floorplan financing institution, and title has transfered to the dealer who placed the order. Most sales are financed under floorplan financing arrangements with banks or finance companies.

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

While there can be no assurance that dealer and economic conditions will not adversely change, we currently do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our loss reserve for repurchase commitments. A hypothetical change of a 10% increase or decrease in our significant repurchase commitment assumptions as of August 31, 2013 would have affected net income by approximately $250,000.

Warranty
We provide, with the purchase of any new motorhome, a comprehensive 12-month/15,000-mile warranty on Class A, B and C motorhomes and a 3-year/36,000-mile warranty on Class A and C sidewalls and floors. We provide a comprehensive 12-month warranty on all towable products. Estimated costs related to product warranty are accrued at the time of sale and are based upon past warranty claims and unit sales history and are adjusted as required to reflect actual costs incurred, as information becomes available. A significant increase in dealership labor rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize. Further discussion of our warranty costs and associated accruals is included in Note 9.

While there can be no assurance that warranty expense will not adversely change, we currently do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our warranty reserve. A hypothetical change of a 10% increase or decrease in our significant warranty commitment assumptions as of August 31, 2013 would have affected net income by approximately $550,000.

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

Income Taxes
We account for income taxes in accordance with ASC 740, Income Taxes. As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to the uncertainty of realizing deferred tax assets. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a "more likely than not" standard. In making such assessments, significant weight is to be given to evidence that can be objectively verified. A company's current or previous losses are given more weight than its future outlook. We have evaluated the sustainability of our deferred tax assets on our balance sheet which includes the assessment of cumulative income or losses over recent prior periods. Based on ASC 740 guidelines, we determined a valuation allowance of $1.6 million was appropriate as of August 31, 2013. We will continue to assess the likelihood that our deferred tax assets will be realizable at each reporting period and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

Postretirement Benefits, Obligations and Costs
We provide certain health care and other benefits for retired employees hired before April 1, 2001, who have fulfilled eligibility requirements at age 55 with 15 years of continuous service. Postretirement benefit liabilities are determined by actuaries using assumptions about the discount rate and health care cost-trend rates. Assumed health care cost trend rates do not have a significant effect on the amounts reported for retiree health care benefits due to the fact that we have established maximum amounts ("dollar caps") on the amount we will pay for postretirement health care benefits per retiree on an annual basis. However, a significant increase or decrease in interest rates could have a significant impact on our operating results. Further discussion of our postretirement benefit plan and related assumptions is included in Note 10 - Employee and Retiree Benefits.

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

We could incur financial market risk in the form of interest rate risk. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At August 31, 2013, we had a $35.0 million credit facility with GECC. The interest rates applicable to this agreement are based on LIBOR plus 3.0%. We currently have no borrowings under this credit facility.

Item 8. Financial Statements and Supplementary Data

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
We, the management of Winnebago Industries, Inc. (the "Company") are responsible for establishing and maintaining effective internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. The Company's internal control over financial reporting is a process designed, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
In connection with the preparation of the Company's annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company's internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of the Company's internal control over financial reporting.
Based on this assessment, management has concluded that the Company's internal control over financial reporting was effective as of August 31, 2013.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's financial statements included in this Annual Report on Form 10-K, has issued a report included herein, which expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Randy J. Potts	/s/ Sarah N. Nielsen
Randy J. Potts	Sarah N. Nielsen
Chief Executive Officer, President	Vice President, Chief Financial Officer
and Chairman of the Board

October 29, 2013	October 29, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Winnebago Industries, Inc.
Forest City, Iowa
We have audited the internal control over financial reporting of Winnebago Industries, Inc. (the "Company") as of August 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended August 31, 2013 of the Company and our report dated October 29, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
October 29, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Winnebago Industries, Inc.
Forest City, Iowa
We have audited the accompanying consolidated balance sheets of Winnebago Industries, Inc. (the "Company") as of August 31, 2013 and August 25, 2012, and the related consolidated statements of operations and comprehensive income, consolidated statements of stockholders' equity, and consolidated statements of cash flows for each of the three years in the period ended August 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2013 and August 25, 2012, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of August 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 29, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
October 29, 2013

Winnebago Industries, Inc.
Consolidated Statements of Operations and Comprehensive Income

	Year Ended
(In thousands, except per share data)	August 31, 2013	August 25, 2012	August 27, 2011
Net revenues	$803,165	$581,679	$496,418
Cost of goods sold	718,534	537,999	456,664
Gross profit	84,631	43,680	39,754

Operating expenses:
Selling	18,318	16,837	14,251
General and administrative	21,887	17,267	14,263
Assets held for sale impairment (gain)	28	50	(39)
Total operating expenses	40,233	34,154	28,475

Operating income	44,398	9,526	11,279

Non-operating income	696	581	658
Income before income taxes	45,094	10,107	11,937

Provision (benefit) for taxes	13,141	(34,865)	94
Net income	$31,953	$44,972	$11,843

Income per common share:
Basic	$1.14	$1.54	$0.41
Diluted	$1.13	$1.54	$0.41

Weighted average common shares outstanding:
Basic	28,075	29,145	29,121
Diluted	28,170	29,207	29,148

Net income	$31,953	$44,972	$11,843
Other comprehensive income (loss):
Amortization of prior service credit (net of tax of $1,944, $1,791 and $1,578)	(3,226)	(2,801)	(2,621)
Amortization of net actuarial loss (net of tax of $361, $387 and $412)	1,264	644	685
Decrease (increase) in actuarial loss (net of tax of $2,177, $3,894 and $0)	3,612	(3,630)	245
Plan amendment (net of tax of $1,613, $1,729 and $0)	2,676	2,869	—
Unrealized appreciation (depreciation) of investments (net of tax of $125, $189 and $3)	209	(314)	(5)
Total other comprehensive income (loss)	4,535	(3,232)	(1,696)
Comprehensive income	$36,488	$41,740	$10,147

See notes to consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Balance Sheets

(In thousands, except per share data)	August 31, 2013	August 25, 2012
Assets
Current assets:
Cash and cash equivalents	$64,277	$62,683
Receivables, less allowance for doubtful accounts ($152 and $175, respectively)	29,145	22,726
Inventories	112,541	87,094
Prepaid expenses and other assets	8,277	4,509
Income taxes receivable	1,868	1,603
Deferred income taxes	7,742	8,453
Total current assets	223,850	187,068
Property, plant and equipment, net	20,266	19,978
Assets held for sale	—	550
Long-term investments	2,108	9,074
Investment in life insurance	25,051	23,127
Deferred income taxes	25,649	30,520
Goodwill	1,228	1,228
Amortizable intangible assets	—	641
Other assets	10,993	13,886
Total assets	$309,145	$286,072

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$28,142	$24,920
Income taxes payable	—	348
Accrued expenses:
Accrued compensation	22,101	16,038
Product warranties	8,443	6,990
Self-insurance	4,531	4,137
Accrued loss on repurchases	1,287	627
Promotional	1,910	2,661
Other	3,940	5,297
Total current liabilities	70,354	61,018
Total long-term liabilities:
Unrecognized tax benefits	3,988	5,228
Postretirement health care and deferred compensations benefits	64,074	75,135
Total long-term liabilities	68,062	80,363
Contingent liabilities and commitments
Stockholders' equity:
Capital stock common, par value $0.50; authorized 60,000 shares, issued 51,776 shares	25,888	25,888
Additional paid-in capital	29,334	28,496
Retained earnings	509,443	477,490
Accumulated other comprehensive income	849	(3,686)
Treasury stock, at cost (23,917 and 23,122 shares, respectively)	(394,785)	(383,497)
Total stockholders' equity	170,729	144,691
Total liabilities and stockholders' equity	$309,145	$286,072

See notes to consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Changes in Stockholders' Equity

	Common Shares		Additional Paid-In Capital (APIC)	Retained Earnings	Accum- ulated Other Compre- hensive Income	Treasury Stock		Total Stock- holders' Equity
(In thousands, except per share data)	Number	Amount				Number	Amount
Balance, August 28, 2010	51,776	$25,888	$29,464	$420,675	$1,242	(22,661)	$(379,742)	$97,527
Stock option exercises	—	—	(48)	—	—	9	151	103
Utilization of APIC pool due to stock award	—	—	(189)	—	—	—	—	(189)
Issuance of restricted stock	—	—	(42)			2	42	—
Issuance of stock to directors	—	—	(97)	—	—	17	286	189
Forfeitures	—	—	(83)	—	—	—	—	(83)
Stock-based compensation	—	—	1,126	—	—	—	—	1,126
Payments for the purchase of common stock	—	—	—	—	—	(8)	(90)	(90)
Prior service cost and actuarial loss, net of $1,166 tax	—	—	—	—	(1,691)	—	—	(1,691)
Unrealized depreciation of investments, net of $3 tax	—	—	—	—	(5)	—	—	(5)
Net income	—	—	—	11,843	—	—	—	11,843
Balance, August 27, 2011	51,776	$25,888	$30,131	$432,518	$(454)	(22,641)	$(379,353)	$108,730
Utilization of APIC pool due to stock award	—	—	(119)	—	—	—	—	(119)
Issuance of restricted stock	—	—	(2,011)	—	—	120	2,011	—
Issuance of stock to directors	—	—	(214)	—	—	27	449	235
Forfeitures	—	—	(95)	—	—	—	—	(95)
Stock-based compensation	—	—	804	—	—	—	—	804
Payments for the purchase of common stock	—	—	—	—	—	(628)	(6,604)	(6,604)
Prior service cost and actuarial loss, net of $5,298 tax	—	—	—	—	(5,787)	—	—	(5,787)
Plan amendment, net of $1,729 tax	—	—	—	—	2,869	—	—	2,869
Unrealized depreciation of investments, net of $189 tax	—	—	—	—	(314)	—	—	(314)
Net income	—	—	—	44,972	—	—	—	44,972
Balance, August 25, 2012	51,776	$25,888	$28,496	$477,490	$(3,686)	(23,122)	$(383,497)	$144,691
Stock option exercises	—	—	9	—	—	4	66	75
Creation/utilization of APIC pool due to stock award	—	—	86	—	—	—	—	86
Issuance of restricted stock	—	—	(729)	—	—	71	1,167	438
Issuance of stock to directors	—	—	9	—	—	12	197	206
Vesting of directors' stock units	—	—	158	—	—	—	—	158
Stock-based compensation	—	—	1,305	—	—	—	—	1,305
Payments for the purchase of common stock	—	—	—	—	—	(882)	(12,718)	(12,718)
Prior service cost and actuarial loss, net of $594 tax	—	—	—	—	1,650	—	—	1,650
Plan amendment, net of $1,613 tax	—	—	—	—	2,676	—	—	2,676
Unrealized appreciation of investments, net of $125 tax	—	—	—	—	209	—	—	209
Net income	—	—	—	31,953	—	—	—	31,953
Balance, August 31, 2013	51,776	$25,888	$29,334	$509,443	$849	(23,917)	$(394,785)	$170,729

See notes to consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Cash Flows

	Year Ended
(In thousands)	August 31, 2013	August 25, 2012	August 27, 2011
Operating activities:
Net income	$31,953	$44,972	$11,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,764	4,872	5,492
LIFO (income) expense	(1,180)	(613)	2,075
Asset impairment	—	50	605
Stock-based compensation	3,009	1,918	1,315
Deferred income taxes including valuation allowance	1,790	(34,749)	517
Postretirement benefit income and deferred compensation expense	245	570	1,378
Provision for doubtful accounts	25	125	11
(Gain) loss on disposal of property	(95)	28	(994)
Gain on life insurance	(536)	(529)	(372)
Loss on sale of investments	45	—	—
Other	—	—	90
Increase in cash surrender value of life insurance policies	(1,030)	(732)	(969)
Change in assets and liabilities:
Inventories	(24,267)	(17,316)	(23,792)
Receivables, prepaid and other assets	(8,908)	(2,085)	101
Income taxes and unrecognized tax benefits	(194)	7	(2,127)
Accounts payable and accrued expenses	8,939	7,627	(1,551)
Postretirement and deferred compensation benefits	(4,322)	(4,030)	(3,741)
Net cash provided by (used in) operating activities	10,238	115	(10,119)

Investing activities:
Proceeds from the sale of investments	7,300	1,050	7,150
Proceeds from life insurance	1,004	1,652	659
Purchases of property and equipment	(4,422)	(2,213)	(2,109)
Proceeds from the sale of property	734	17	4,143
Cash paid for acquisition, net of cash acquired	—	—	(4,694)
Payments of COLI borrowings	(1,371)	—	—
Other	822	(624)	(914)
Net cash provided by (used in) investing activities	4,067	(118)	4,235

Financing activities:
Payments for purchases of common stock	(12,718)	(6,604)	(89)
Proceeds from exercise of stock options	75	—	83
Other	(68)	(17)	506
Net cash (used in) provided by financing activities	(12,711)	(6,621)	500

Net increase (decrease) in cash and cash equivalents	1,594	(6,624)	(5,384)
Cash and cash equivalents at beginning of year	62,683	69,307	74,691
Cash and cash equivalents at end of year	$64,277	$62,683	$69,307

Supplement cash flow disclosure:
Income taxes paid (refunded), net	$11,500	$(134)	$1,703

See notes to consolidated financial statements.

Winnebago Industries, Inc.
Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies
Nature of Operations
Winnebago Industries, Inc., founded in 1958 and headquartered in Forest City, Iowa, is one of the leading United States manufacturers of recreation vehicles. We sell motorhomes through independent dealers, primarily throughout the United States and Canada, under the Winnebago, Itasca and Winnebago Touring Coach brand names. We also sell travel trailer and fifth wheel towable products primarily throughout the United States and Canada under the SunnyBrook and Winnebago brand names. Other products manufactured by us consist primarily of original equipment manufacturing parts, including extruded aluminum and other component products for other manufacturers and commercial vehicles.
Principles of Consolidation
The consolidated financial statements for Fiscal 2013 include the parent company and our wholly-owned subsidiary, Winnebago of Indiana, LLC. See Note 2. All material intercompany balances and transactions with our subsidiary have been eliminated.
Fiscal Period
We follow a 52-/53-week fiscal year, ending the last Saturday in August. Fiscal 2013 is a 53-week fiscal year; the first quarter ending December 1, 2012 was a 14-week quarter. Fiscal 2012 and Fiscal 2011 were 52-week periods.
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

Goodwill and Amortizable Intangible Assets
Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in a business combination. Amortizable intangible assets consisted of dealer network, trademarks and non-compete agreements and were amortized using the straight-line method up to seven to ten years. Goodwill assets are reviewed for impairment by applying a fair-value based test on an annual basis, or more frequently if circumstances indicate a potential impairment. Amortizable intangible assets are also subject to impairment test annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable from future cash flows. See discussion of changes in our intangible asset amortization in Note 7.

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
Revenue Recognition
Generally, revenues for our recreation vehicles are recorded when the following conditions are met: an order for a product has been received from a dealer, written or verbal approval for payment has been received from the dealer's floorplan financing institution, and the title has transfered to the dealer who placed the order. Most sales are financed by our dealers under floorplan financing arrangements with banks or finance companies.
Revenues of our OEM components and recreation vehicle related parts are recorded as the products are shipped from our location. The title of ownership transfers on these products as they leave our location due to the freight terms of F.O.B. - Shipper.
Concentration of Risk
One of our dealer organizations accounted for 26.5%, 25.5%, and 18% of our consolidated net revenue in Fiscal 2013, 2012 and 2011, respectively. In Fiscal 2013 they sold our products in 68 of their dealership locations across 26 US states. A second dealer organization accounted for 12.3% of our net revenue for Fiscal 2013, as they sold products in 11 of their dealership locations across 3 US states. The loss of either or both of these dealer organizations could have a significant adverse effect on our business. In addition, deterioration in the liquidity or creditworthiness of either or both of these dealers could negatively impact our sales and could trigger repurchase obligations under our repurchase agreements.

Sales Promotions and Incentives
We accrue for sales promotions and incentive expenses, which are recognized as a reduction to revenues, at the time of sale to the dealer or when the sales incentive is offered to the dealer or retail customer. Examples of sales promotions and incentive programs include dealer and consumer rebates, volume discounts, retail financing programs and dealer sales associate incentives. Sales promotion and incentive expenses are estimated based upon then current program parameters, such as unit or retail volume and historical rates. Actual results may differ from these estimates if market conditions dictate the need to enhance or reduce sales promotion and incentive programs or if the retail customer usage rate varies from historical trends. Historically, sales promotion and incentive accruals have been within our expectations and differences have not been material.
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

Research and Development
Research and development expenditures are included within cost of goods sold and are expensed as incurred. A portion of these expenditures qualify for state and federal tax benefits. Development activities generally relate to creating new products and improving or creating variations of existing products to meet new applications. During Fiscal 2013, 2012 and 2011, we spent approximately $3.8 million, $3.4 million and $3.2 million, respectively, on research and development activities.
Advertising
Advertising costs, which consist primarily of literature and trade shows, were $4.7 million, $4.3 million, and $3.4 million in Fiscal 2013, 2012 and 2011, respectively. Advertising costs are included in selling expense and are expensed as incurred with the exception of trade shows which are expensed in the period in which the show occurs.
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

Subsequent Events
We evaluated events occurring between the end of our most recent fiscal year and the date the financial statements were issued. There were no material subsequent events, except those described in Note 4 and Note 14.
New Accounting Pronouncements
On June 16, 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which revised the manner in which entities present comprehensive income in their financial statements. ASU 2011-05 became effective for fiscal years beginning after December 15, 2011 (our Fiscal 2013). We adopted this guidance in Fiscal 2013. This guidance resulted in no significant impact on our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which simplified the manner in which entities test goodwill for impairment. After assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform a quantitative analysis of the goodwill impairment test. Otherwise, the quantitative test becomes optional. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011 (our Fiscal 2013). The adoption of this guidance had no significant impact on our consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income, which improves the reporting of reclassification out of AOCI. An entity is required to present, either on the face of the net income statement or in the notes, the changes in accumulated balances for each component of AOCI, as well as significant amounts reclassified out of AOCI by the respective line items. ASU 2013-02 is effective for fiscal years beginning after December 15, 2012 (our Fiscal 2014). We adopted this guidance in Fiscal 2013. This guidance resulted in no significant impact on our consolidated financial statements.

In July 2013, the FASB updated ASU 2013-11, Income Taxes (Topic 740), which requires entities to present unrecognized tax benefits as a liability and not combine it with deferred tax assets to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date. ASU 2011-13 will become effective for fiscal years beginning after December 15, 2013 (our Fiscal 2015). We are currently evaluating the impact on our consolidated financial statements.

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

At December 29, 2010, the amortizable intangible assets had a weighted average useful life of 9.8 years. The dealer network was valued based on the Discounted Cash Flow Method and had been amortized on a straight line basis over 10 years. The trademarks were valued based on the Relief from Royalty Method and had been amortized on a straight line basis over 10 years. The non-compete agreement had been amortized on a straight line basis over 7 years. See Note 7. Goodwill is not subject to amortization and is tax deductible. Pro forma financial information has not been presented due to its insignificance.

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

The following tables set forth by level within the fair value hierarchy our financial assets that were accounted for at fair value on a recurring basis at August 31, 2013 and August 25, 2012 according to the valuation techniques we used to determine their fair values:

	Fair Value at August 31, 2013	Fair Value Measurements Using Inputs Considered As
(In thousands)		Level 1	Level 2	Level 3
Long-term investments:
Student loan ARS	$2,108	$—	$—	$2,108
Assets that fund deferred compensation:
Domestic equity funds	7,127	7,127	—	—
International equity funds	742	742	—	—
Fixed income funds	287	287	—	—
Total assets at fair value	$10,264	$8,156	$—	$2,108

	Fair Value at August 25, 2012	Fair Value Measurements Using Inputs Considered As
(In thousands)		Level 1	Level 2	Level 3
Long-term investments:
Student loan ARS	$9,074	$—	$—	$9,074
Assets that fund deferred compensation:
Domestic equity funds	7,924	7,924	—	—
International equity funds	957	957	—	—
Fixed income funds	487	487	—	—
Total assets at fair value	$18,442	$9,368	$—	$9,074

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

(In thousands)	August 31, 2013	August 25, 2012
Balance at beginning of year	$9,074	$10,627
Net realized loss included in non-operating income	(45)	—
Net change included in other comprehensive income	379	(503)
Sales	(7,300)	(1,050)
Balance at the end of year	$2,108	$9,074
The following table presents quantitative information regarding unobservable inputs that were significant to the valuation of assets measured at fair value on a recurring basis at August 31, 2013 using Level 3 inputs:

				Range
(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Low	High
Student loan ARS	$2,108	Discounted Cash Flow	Projected ARS Yield	1.89%	1.89%
			Discount for lack of marketability	2.94%	4.25%
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Long-term investments. Our long-term investments are comprised of our ARS as described in Note 4. Our ARS investments are classified as Level 3, as quoted prices were unavailable due to events described in Note 4. Due to limited market information, we utilized a DCF model to derive an estimate of fair value for the ARS at August 31, 2013. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place and the rate of return required by investors to own such securities given the current liquidity risk associated with ARS.
Assets that fund deferred compensation. Our assets that fund deferred compensation are marketable equity securities measured at fair value using quoted market prices and primarily consist of equity-based mutual funds. They are classified as Level 1 as they are traded in an active market for which closing stock prices are readily available. These securities fund the Executive Share

Option Plan (see Note 10), a deferred compensation program. The Executive Plan assets related to those options that will expire within a year are included in prepaid expenses and other assets in the accompanying balance sheets. The remaining assets are included in other assets.

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
At August 31, 2013, we held $2.4 million (par value) of tax-exempt ARS, which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through Dutch auctions that are typically held every 7, 28 or 35 days. Prior to February 2008, these securities traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually. The ARS we hold is rated AAA by Standard & Poor's Ratings Services and Fitch Ratings, and are collateralized by student loans guaranteed by the US Government under the Federal Family Education Loan Program.
Since February 2008, most ARS auctions have failed and there is no assurance that future auctions for our ARS will succeed and, as a result, our ability to liquidate our investment and fully recover the par value in the near term may be limited or nonexistent. We have no reason to believe that the underlying issuer of our ARS is presently at risk of default. We have continued to receive interest payments on the ARS in accordance with their terms. We believe we will ultimately be able to liquidate our ARS related investment without significant loss primarily due to the collateral securing the ARS, but also due to the partial redemptions we have received over the last four fiscal years at par value. However, redemption could take until final maturity of the ARS (up to 25 years) to realize the par value of our investments. Due to the changes and uncertainty in the ARS market, we believe the recovery period for this investments is likely to be longer than 12 months and as a result, we have classified this investments as long-term as of August 31, 2013.

At August 31, 2013, there was insufficient observable ARS market information available to determine the fair value of our ARS investment. Therefore, we estimated fair value by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, final stated maturities, estimates on the probability of the issue being called prior to final maturity, impact due to extended periods of maximum auction rates and broker quotes from independent evaluators. Based on this analysis, we recorded an unrealized temporary impairment of $242,000 in accumulated other comprehensive income before tax considerations related to our long-term ARS investments of $2.4 million (par value) at August 31, 2013.

On October 16, 2013, our remaining ARS holding of $2.4 million was called at par for a full redemption.

Note 5: Inventories
Inventories consist of the following:

(In thousands)	August 31, 2013	August 25, 2012
Finished goods	$43,927	$30,054
Work-in-process	46,257	45,240
Raw materials	52,201	42,824
Total	142,385	118,118
LIFO reserve	(29,844)	(31,024)
Total inventories	$112,541	$87,094
The above value of inventories, before reduction for the LIFO reserve, approximates replacement cost at the respective dates. Of the $142.4 million inventory at August 31, 2013, $136.1 million is valued on a LIFO basis and the Towables inventory of $6.3 million is valued on a FIFO basis. Of the $118.1 million inventory at August 25, 2012, $110.1 million is valued on a LIFO basis and the Towables inventory of $8.0 million is valued on a FIFO basis.

Based on decreases in inflation partially offset by an increase in inventories during Fiscal 2013, we recorded a reduction to LIFO reserves of $1.2 million.

Note 6: Property, Plant and Equipment and Assets Held for Sale
Property, plant and equipment is stated at cost, net of accumulated depreciation and consists of the following:

(In thousands)	August 31, 2013	August 25, 2012
Land	$757	$757
Buildings and building improvements	50,297	49,641
Machinery and equipment	91,224	90,775
Transportation	9,044	8,858
Total property, plant and equipment, gross	151,322	150,031
Less accumulated depreciation	(131,056)	(130,053)
Total property, plant and equipment, net	$20,266	$19,978
Assets Held for Sale
We recorded an impairment of $855,000 for the Hampton facility in the fourth quarter of Fiscal 2009 when the decision to close the facility was made. Additional impairment of $605,000 was recorded during the third quarter of Fiscal 2011 as a result of deteriorating real estate market conditions and and an additional impairment of $50,000 was recorded during the fourth quarter of Fiscal 2012 based upon the sale of the asset that occurred shortly after Fiscal 2012. On August 30, 2012 (our Fiscal 2013), the facility was sold in an arm's-length transaction to New South Central Properties, LLC. The sale generated $550,000 in gross proceeds, selling costs of $28,000 and a loss of $28,000.

At August 31, 2013, we had no assets held for sale.

Note 7: Goodwill and Amortizable Intangible Assets

Goodwill and intangible assets are the result of the acquisition of SunnyBrook during the second quarter of Fiscal 2011, as more fully described in Note 2. Goodwill of $1.2 million is not subject to amortization for financial statement purposes, but is amortizable for tax return purposes. During the course of our annual evaluation of goodwill, we have determined that the fair value substantially exceeds the carrying value. Amortizable intangible assets are amortized on a straight-line basis. During the course of our annual review of intangible assets, we identified a decrease in the estimated useful lives of our intangible assets related to the SunnyBrook acquisition. In order to reflect the updated estimated useful lives, the intangible assets have been fully amortized as of August 31, 2013.

Amortizable intangible assets consist of the following:

	August 31, 2013		August 25, 2012
(In thousands)	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Dealer network	$534	$534	$534	$88
Trademarks	196	196	196	32
Non-compete agreement	40	40	40	10
Total	$770	$770	$770	$130

Amortization expense was $640,000, $79,000 and $51,000 for Fiscal 2013, Fiscal 2012, and Fiscal 2011, respectively.

Note 8: Credit Facilities
On October 31, 2012, we entered into a Credit Agreement with GECC. The Credit Agreement provides for an initial $35.0 million revolving credit facility, based on our eligible inventory and will expire on October 31, 2015, unless terminated earlier in accordance with its terms. There is no termination fee associated with the agreement.
The Credit Agreement contains no financial covenant restrictions for borrowings where we have excess borrowing availability under the facility of greater than $5.0 million. The Credit Agreement requires us to comply with a fixed charge ratio if excess borrowing availability under the facility is less than $5.0 million or if we repurchase more than $25.0 million of company stock within the first twelve months of the date of the Credit Agreement. In addition the Credit Agreement also includes a framework to expand the size of the facility up to $50.0 million, based on mutually agreeable terms at the time of the expansion. Interest on loans made under the new credit facility will be based on LIBOR plus a margin of 3.0%. The initial unused line fee associated with the Credit Agreement is 0.50% per annum and has the ability to be lowered based upon facility usage.
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

Changes in our product warranty liability during Fiscal 2013, Fiscal 2012 and Fiscal 2011 are as follows:

(In thousands)	August 31, 2013	August 25, 2012	August 27, 2011
Balance at beginning of year	$6,990	$7,335	$7,634
Provision	9,075	5,756	5,566
Claims paid	(7,622)	(6,101)	(5,865)
Balance at end of year	$8,443	$6,990	$7,335

Note 10: Employee and Retiree Benefits
Postretirement health care and deferred compensation benefits are as follows:

(In thousands)	August 31, 2013	August 25, 2012
Postretirement health care benefit cost	$36,244	$45,132
Non-qualified deferred compensation	22,366	23,630
Executive share option plan liability	6,959	7,798
SERP benefit liability	2,876	3,342
Executive deferred compensation	105	102
Officer stock-based compensation	543	—
Total postretirement health care and deferred compensation benefits	69,093	80,004
Less current portion	(5,019)	(4,869)
Long-term postretirement health care and deferred compensation benefits	$64,074	$75,135
Postretirement Health Care Benefits
We provide certain health care and other benefits for retired employees hired before April 1, 2001, who have fulfilled eligibility requirements at age 55 with 15 years of continuous service. We use a September 1 measurement date for this plan and our postretirement health care plan currently is not funded. In Fiscal 2005, we established dollar caps on the amount that we will pay for postretirement health care benefits per retiree on an annual basis so that we were not exposed to continued medical inflation. Retirees are required to pay a monthly premium in excess of the employer dollar caps for medical coverage based on years of service and age at retirement. In January 2012 and January 2013 the employer established dollar caps were reduced by 10% in each year through plan amendments which reduced our liability for postretirement health care by $4.6 million and $4.3 million, respectively, as presented in the table below.

The discount rate used in determining the accumulated postretirement benefit obligation was 4.6% at August 31, 2013 and 3.6% at August 25, 2012. In Fiscal 2013, the increase in the discount rate resulted in a decrease to the benefit obligation of $5.6 million, presented as an actuarial gain in the following table. Assumed health care cost trend rates do not have a significant effect in determining the accumulated postretirement benefit obligation due to employer caps established.

Changes in our postretirement health care liability are as follows:

(In thousands)	August 31, 2013	August 25, 2012
Balance at beginning of year	$45,132	$41,370
Interest cost	1,508	1,849
Service cost	574	539
Net benefits paid	(1,109)	(1,213)
Actuarial (gain) loss	(5,572)	7,185
Plan amendment	(4,289)	(4,598)
Balance at end of year	$36,244	$45,132
Net periodic postretirement benefit income for the past three fiscal years consisted of the following components:

	Year Ended
(In thousands)	August 31, 2013	August 25, 2012	August 27, 2011
Interest cost	$1,508	$1,849	$1,905
Service cost	574	539	608
Amortization of prior service benefit	(5,170)	(4,592)	(4,199)
Amortization of net actuarial loss	1,603	1,029	1,095
Net periodic postretirement benefit income	$(1,485)	$(1,175)	$(591)

For accounting purposes, we recognized net periodic postretirement income as presented in the table above, due to the amortization of prior service benefit associated with the establishment of caps on the employer portion of benefits in Fiscal 2005 and the 10% cap reductions in both Fiscal 2013 and Fiscal 2012.

Amounts not yet recognized in net periodic benefit cost and included in accumulated other comprehensive income (before taxes) are as follows:

(In thousands)	August 31, 2013	August 25, 2012
Prior service credit	$(16,926)	$(17,808)
Net actuarial loss	14,899	22,075
Accumulated other comprehensive (loss) income	$(2,027)	$4,267
The estimated amounts that will be will be amortized from accumulated other comprehensive income to net periodic benefit cost in Fiscal 2014 include a prior service credit of $5.3 million and an actuarial net loss of $1.1 million.

Expected future benefit payments for postretirement health care for the next ten years are as follows:

(In thousands)		Amount
Year:	2014	$1,202
	2015	1,402
	2016	1,573
	2017	1,735
	2018	1,893
	2019-2023	11,383
	Total	$19,188
The expected future benefit payments have been estimated based on the same assumptions used to measure our benefit obligation as of August 31, 2013 and include benefits attached to estimated current employees' future services.

Deferred Compensation Benefits
Non-Qualified Deferred Compensation Program (1981)
We have a Non-Qualified Deferred Compensation Program which permitted key employees to annually elect to defer a portion of their compensation until their retirement. The plan has been closed to any additional deferrals since January 2001. The retirement benefit to be provided is based upon the amount of compensation deferred and the age of the individual at the time of the contracted deferral. An individual generally vests at age 55 and 5 years of participation under the plan. For deferrals prior to December 1992, vesting occurs at the later of age 55 and 5 years of service from first deferral or 20 years of service. Deferred compensation expense was $1.5 million, $1.6 million and $1.8 million in Fiscal 2013, 2012 and 2011, respectively. Total deferred compensation liabilities were $22.4 million and $23.6 million at August 31, 2013 and August 25, 2012, respectively.

Supplemental Executive Retirement Plan (SERP)
The primary purpose of this plan was to provide our officers and managers with supplemental retirement income for a period of 15 years after retirement. We have not offered this plan on a continuing basis to members of management since 1998. The plan was funded with individual whole life insurance policies (Split Dollar Program) owned by the named insured officer or manager. We initially paid the life insurance premiums on the life of the individual and the individual would receive life insurance and supplemental cash payment during the 15 years following retirement. In October 2008, the plan was amended as a result of changes in the tax and accounting regulations and rising administrative costs. Under the redesigned SERP, the underlying life insurance policies previously owned by the insured individual became COLI by a release of all interests by the participant and assignment to us as a prerequisite to participation in the SERP and transition from the Split Dollar Program. Total SERP liabilities were $2.9 million and $3.3 million at August 31, 2013 and August 25, 2012, respectively. This program remains closed to new employee participation.

To assist in funding the deferred compensation and SERP liabilities, we have invested in COLI policies. The cash surrender value of these policies is presented as investment in life insurance in the accompanying balance sheets and consists of the following:

(In thousands)	August 31, 2013	August 25, 2012
Cash value	$55,484	$53,948
Borrowings	(30,433)	(30,821)
Investment in life insurance	$25,051	$23,127

Non-Qualified Share Option Program (2001)
The Non-Qualified Share Option Program permitted participants in the Executive Share Option Plan (the "Executive Plan") to choose to defer a portion of their salary or other eligible compensation in the form of options to purchase selected securities, primarily equity-based mutual funds. These assets are treated as trading securities and are recorded at fair value. The Executive Plan has been closed to any additional deferrals since January 2005. The Executive Plan assets related to those options that will expire within a year are included in prepaid expenses and other assets in the accompanying balance sheets. The remaining assets are included in other assets. Total assets on August 31, 2013 and August 25, 2012 were $8.2 million and $9.4 million, respectively, and the liabilities were $7.0 million and $7.8 million, respectively. The difference between the asset and liability balances represents the additional 25% we contributed at the time of the initial deferrals to aid in potential additional earnings to the participant. This contribution is required to be paid back to us when the option is exercised. A participant may exercise his or her options per the plan document, but there is a requirement that after these dollars have been invested for 15 years the participant is required to exercise such option.

Executive Deferred Compensation Plan (2007)
In December 2006, we adopted the Winnebago Industries, Inc. Executive Deferred Compensation Plan (the "Executive Deferred Compensation Plan"). Under the Executive Deferred Compensation Plan, corporate officers and certain key employees may annually choose to defer up to 50% of their salary and up to 100% of their cash incentive awards. The assets are presented as other assets and the liabilities are presented as postretirement health care and deferred compensation benefits in the accompanying balance sheets. Such assets on August 31, 2013 and August 25, 2012 were $105,000 and $102,000, respectively, and liabilities were $105,000 and $102,000, respectively.
Profit Sharing Plan
We have a qualified profit sharing and contributory 401(k) plan for eligible employees. The plan provides quarterly discretionary matching cash contributions as approved by our Board of Directors. Contributions to the plan for Fiscal 2013, 2012 and 2011 were $865,000, $676,000 and $676,000, respectively.

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
Our repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 18 months, provide that our liability will be the lesser of remaining principal owed by the dealer or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our contingent liability on these repurchase agreements was approximately $232.9 million and $165.4 million at August 31, 2013 and August 25, 2012, respectively.
In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of recreation vehicles to repurchase current inventory if a dealership exits the business. Incremental repurchase exposure beyond existing repurchase agreements, related to dealer inventory in states that we have had historical experience of repurchasing inventory, totaled $8.0 million and $5.0 million at August 31, 2013 and August 25, 2012, respectively.
Our risk of loss related to these repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on the repurchase exposure as previously described, we established an associated loss reserve. Our accrued losses on repurchases were $1.3 million as of August 31, 2013 and $627,000 as of August 25, 2012.
A summary of the activity for the fiscal years stated for repurchased units is as follows:

(Dollars in thousands)	Fiscal 2013	Fiscal 2012	Fiscal 2011
Inventory repurchased:
Units	20	18	25
Dollars	$451	$1,264	$2,431
Inventory resold:
Units	20	18	25
Cash collected	$353	$1,113	$2,144
Loss recognized	$98	$151	$287
Units in ending inventory	—	—	—

Litigation
We are involved in various legal proceedings which are ordinary and routine litigation incidental to our business, some of which are covered in whole or in part by insurance. We believe while the final resolution of any such litigation may have an impact on our results for a particular reporting period, the ultimate disposition of such litigation will not have any material adverse effect on our financial position, results of operations or liquidity.
Lease Commitments
We have operating leases for certain land, buildings and equipment. Lease expense was $949,000 for Fiscal 2013 (see Note 19), $864,000 for Fiscal 2012 and $642,000 for Fiscal 2011. Minimum future lease commitments under noncancelable lease agreements in excess of one year as of August 31, 2013 are as follows:

(In thousands)		Amount
Year Ended:	2014	$1,070
	2015	705
	2016	257
	2017	34
	2018	8
	Total	$2,074

Note 12: Income Taxes
The components of the provision (benefit) for income taxes are as follows:

	Year Ended
(In thousands)	August 31, 2013	August 25, 2012	August 27, 2011
Current
Federal	$10,958	$468	$588
State	(680)	(584)	(564)
Total current tax provision (benefit)	10,278	(116)	24
Deferred
Federal	1,666	(33,218)	62
State	1,197	(1,531)	8
Total deferred tax provision (benefit)	2,863	(34,749)	70
Total tax provision (benefit)	$13,141	$(34,865)	$94

Current Tax Provision (Benefit)
The amount of current federal tax provision noted in the table above for Fiscal 2013 and 2012 represents primarily the estimated federal tax payable for those fiscal years in addition to the tax effect of tax planning initiatives recorded during the year.

The lower value of FY2013 state payable in Fiscal 2013 and the state benefit recorded in Fiscal 2012 and Fiscal 2011 is primarily a result of tax planning initiatives recorded during those years.

Deferred Tax Provision (Benefit)
The deferred federal and state expense recorded during Fiscal 2013 is primarily a result of the utilization of deferred tax assets during the year. The deferred federal and state tax benefit recorded during Fiscal 2012 is associated with the reduction in valuation allowance on deferred tax assets as we determined that $39.0 million of our deferred tax assets were sustainable.

The following is a reconciliation of the US statutory income tax rate to our effective tax rate:

	Year Ended
(A percentage)	August 31, 2013	August 25, 2012	August 27, 2011
US federal statutory rate	35.0%	34.0%	34.0%
State taxes, net of federal benefit	2.1%	2.5%	2.1%
Tax-free and dividend income	(2.2)%	(9.7)%	(8.4)%
Income tax credits	(1.7)%	(1.7)%	(4.6)%
Domestic production activities deduction	(2.4)%	(1.1)%	(1.3)%
Other permanent items	(0.8)%	4.8%	(0.1)%
Valuation allowance	0.2%	(372.8)%	(16.8)%
Uncertain tax positions settlements and adjustments	(1.1)%	(1.6)%	(4.1)%
Amended state returns	—%	0.6%	—%
Effective tax provision (benefit) rate	29.1%	(345.0)%	0.8%

Significant items comprising our net deferred tax assets are as follows:

	August 31, 2013		August 25, 2012
(In thousands)	Total		Total
Current
Warranty reserves	$3,191		$2,759
Self-insurance reserve	1,704		1,556
Accrued vacation	1,810		1,595
Inventory	(1,078)		186
Deferred compensation	1,118		1,215
Miscellaneous reserves	997		1,142
Total current	7,742		8,453
Noncurrent
Postretirement health care benefits	13,186		16,508
Deferred compensation	10,678		12,416
Tax credits and NOL carryforwards	2,070	(1)	2,750
Unrecognized tax benefit	1,206		1,416
Depreciation	(917)		(2,037)
Other	1,068		1,036
Total noncurrent	27,291		32,089
Total gross deferred tax assets	35,033		40,542
Valuation allowance	(1,642)		(1,569)
Total deferred tax assets	$33,391		$38,973

(1)
At August 31, 2013, tax credits and NOL carryforwards included $1.4 million of unused tax credits, which will expire in Fiscal 2014, and $676,000 of state NOLs that will begin to expire in Fiscal 2018 if not otherwise used by us. A valuation allowance of $1.6 million has been maintained for these assets as it is unlikely that the $1.4 million of tax credits will be utilized before they expire and $249,000 of state NOLs are currently not available to be utilized due to a suspension put in place by that state.

Unrecognized Tax Benefits
Changes in the unrecognized tax benefits are as follows:

(In thousands)	Fiscal 2013	Fiscal 2012	Fiscal 2011
Unrecognized tax benefits - beginning balance	$(5,228)	$(5,387)	$(5,877)
Gross decreases - tax positions in a prior period	3,101	599	490
Gross increases - current period tax positions	(7)	(440)	—
Unrecognized tax benefits - ending balance	$(2,134)	$(5,228)	$(5,387)

Approximately $1.9 million of the gross decreases for Fiscal 2013 includes the removal of the interest and penalties from the overall disclosed reserve balance of unrecognized tax benefits. The remaining reductions are as a result of changes in balance of positions that meet the more-likely-than-not threshold.
If the remaining uncertain positions are ultimately favorably resolved, $2.8 million of unrecognized benefits could have a positive impact on our effective tax rate, as we have recorded deferred tax assets associated with these positions. It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits into tax expense. The Company reduced its accrual for interest by $235,000 and penalties by $92,000 during Fiscal 2013. In total, as of August 31, 2013 the Company has recognized a liability for penalties of $542,000 and interest of $1.3 million. Approximately $2.2 million and $2.4 million of interest and penalties are included in the unrecognized tax benefits ending balance for Fiscal 2012 and Fiscal 2011.
We file tax returns in the US federal jurisdiction, as well as various international and state jurisdictions. Our federal income tax return for Fiscal 2011, was under examination by the IRS during Fiscal 2013. This examination was concluded during the fourth quarter of Fiscal 2013 with minor changes being recommended by the IRS, resulting in nominal tax benefit. Although certain years are no longer subject to examinations by the IRS and various state taxing authorities, NOL carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities if they either have been or will be used in a future period. A number of years may elapse before an uncertain tax position is audited and finally resolved, and it is often very difficult to predict the outcome of such audits. Periodically, various state and local jurisdictions conduct audits, therefore, a variety of years are subject to state and local jurisdiction review.
We do not believe within the next twelve months there will be a significant change in the total amount of unrecognized tax benefits as of August 31, 2013.

Note 13: Non-Operating Income and Expense
Non-operating income consists of:

	Year Ended
(In thousands)	August 31, 2013	August 25, 2012	August 27, 2011
COLI appreciation	$2,616	$2,788	$3,045
COLI death benefits	537	528	372
COLI premiums	(487)	(514)	(564)
COLI interest expense	(1,640)	(1,795)	(1,821)
Total COLI	1,026	1,007	1,032
Total line of credit expense	(339)	(571)	(564)
Loss on sale of investment	(45)	—	—
Interest income	65	143	194
(Loss) gain on foreign currency transactions	(11)	2	(4)
Total non-operating income	$696	$581	$658

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

The term of any options granted under the Plan may not exceed ten years from the date of the grant. Stock options are granted at the closing market price on the date of grant. Options issued to key employees generally vest over a three-year period in equal annual installments, beginning one year after the date of grant, with immediate vesting upon retirement or upon a change of control (as defined in the Plan), if earlier. Historically, options issued to directors vested six months after grant. Share awards vest based either upon continued employment, beginning one year after the date of grant, with immediate vesting upon retirement or upon a change of control (collectively, "time-based") or upon attainment of established goals. Share awards that are not time-based typically vest at the end of a one year or three-year incentive period based upon the achievement of company goals ("performance-based"). The value of time-based restricted share awards is based on the number of shares granted and the closing price of our common stock on the date of grant. The value of performance-based restricted share awards is based upon the terms of the plan and an assessment of the probability of reaching the established performance targets. Historically, the terms of these plans linked the incentive payment to a percentage of base salary compensation and if the established goals are met, shares of the appropriate value are then granted.
Prior to Fiscal 2007, stock-based compensation generally consisted only of stock options. In Fiscal 2007 and Fiscal 2008, we granted restricted time-based share awards to key employees and directors instead of stock options. No stock options or restricted share awards were granted in Fiscal 2010. In Fiscal 2011, Fiscal 2012, and Fiscal 2013 we granted restricted time-based stock awards to key employees and directors. In Fiscal 2012 the Board of Directors granted 50,000 shares of restricted common stock to Robert J. Olson, retiring Executive Chairman of the Board, in recognition of his contributions to the Company during his 43 years of service.
Annual Incentive Plans
For Fiscal 2011, Fiscal 2012 and Fiscal 2013, the Human Resources Committee of our Board of Directors established annual incentive plans for the officers that were to be paid in 2/3 cash and 1/3 restricted stock (stock must be held for one year from date of grant). Certain financial performance metrics had to be met to achieve payment under these plans; these metrics (diluted EPS and ROIC) were not met for Fiscal 2011. Certain financial performance metrics (pre-tax income and ROIC) were achieved for Fiscal 2012 under the annual incentive plan thus $459,000 of compensation expense was accrued under this plan at the end of Fiscal 2012 of which $120,000 was stock-based. On October 9, 2012, the Human Resources Committee of the Board of Directors approved the award of 9,606 restricted shares to the officers under the annual incentive plan.  Of the shares granted, we repurchased 2,408 shares from employees who elected to pay their payroll tax via delivery of common stock as opposed to cash. Certain financial performance metrics (net income and ROIC) were achieved for Fiscal 2013 under the annual incentive plan thus $3.0 million of compensation expense was accrued under this plan at the end of Fiscal 2013 of which $1.0 million was stock-based. On October 15, 2013, the Human Resources Committee of the Board of Directors approved the award of 38,139 restricted shares to the officers under the annual incentive plan.  Of the shares granted, we repurchased 19,436 shares from employees who elected to pay their payroll tax via delivery of shares of common stock as opposed to cash.
Long-Term Incentive Plans
For Fiscal 2011, Fiscal 2012 and Fiscal 2013, the Human Resources Committee of our Board of Directors established three different three-year incentive compensation plans (Officers Long-Term Incentive Plan Fiscal 2011-2013, 2012-2014 and 2013-2015) to serve as an incentive to our senior management team to achieve certain ROE targets. If the ROE target is met, restricted stock will be awarded subsequent to the end of each three year period with a one-year restriction on sale upon award. In the event that we do not achieve the required ROE targets, no restricted stock will be granted. If it becomes probable that certain of the ROE performance targets will be achieved, the corresponding estimated cost of the grant will be recorded as stock-based compensation expense over the performance period. The probability of reaching the targets is evaluated each reporting period. If it becomes probable that certain of the target performance levels will be achieved, a cumulative adjustment will be recorded and future stock-based-compensation expense will increase based on the then projected performance levels. If we later determine that it is not probable that the minimum ROE performance threshold for the grants will be met, no further stock-based compensation cost will be recognized and any previously recognized stock-based compensation cost related to these plans will be reversed.
As of the end of Fiscal 2012, $791,000 of stock-based compensation expense was accrued for these plans. Specifically, for the 2010-2012 plan, the ROE target was met, thus subsequent to year end, in October 2012 restricted stock was awarded to the officers in this plan. On October 9, 2012, the Human Resources Committee of the Board of Directors approved the award of 25,532 shares valued at $318,000 to the officers under the 2010-2012 long-term incentive plan.  Of the shares granted, we repurchased 7,295 shares valued at $91,000 from employees who elected to pay their payroll tax via delivery of common stock as opposed to cash.
As of the end of Fiscal 2013, $444,000 of stock-based compensation expense has been accrued for these plans. Specifically, for the 2011-2013 plan, the ROE target was met, thus subsequent to year end, in October 2013 restricted stock was awarded to the officers in this plan. On October 15, 2013, the Human Resources Committee of the Board of Directors approved the award of 16,006 shares valued at $443,000 to the officers under the 2011-2013 long-term incentive plan.  Of the shares granted, we repurchased 7,875 shares valued at $218,000 from employees who elected to pay their payroll tax via delivery of common stock as opposed to cash.
Director's Awards
Non-employee directors may elect to receive all or part of their annual retainer and board fees in the form of Winnebago Industries stock units credited in the form of shares of our common stock instead of cash. The directors are restricted from selling these shares until their retirement. During Fiscal 2013, there were 11,987 stock units awarded to our non-employee directors in lieu of cash compensation. The aggregate intrinsic value of these awards as of August 31, 2013 was $2.5 million with 111,700 stock units outstanding.
Stock-Based Compensation
Total stock-based compensation expense for the past three fiscal years consisted of the following components:

	Year Ended
(In thousands)	August 31, 2013	August 25, 2012	August 27, 2011
Share awards:
Performance-based annual plan employee award expense	$1,055	$120	$—
Performance-based long-term plan employee award expense	444	791	—
Time-based employee award expense	1,145	685	1,068
Time-based directors award expense	159	87	58
Directors stock unit expense	206	235	189
Total stock-based compensation	$3,009	$1,918	$1,315

Stock Options
A summary of stock option activity for Fiscal 2013, 2012 and 2011 is as follows:

	Year Ended
	August 31, 2013			August 25, 2012			August 27, 2011
	Shares	Price per Share	Wtd. Avg. Exercise Price/Share	Shares	Price per Share	Wtd. Avg. Exercise Price/Share	Shares	Price per Share	Wtd. Avg. Exercise Price/Share
Outstanding at beginning of year	727,664	$18 - $36	$29.08	812,983	$18 - $36	$28.84	940,815	$9 - $36	$27.82
Options granted	—	—	—	—	—	—	—	—	—
Options exercised	(4,000)	$19	18.84	—	—	—	(9,000)	$9 - $11	9.20
Options canceled	(58,670)	$18 - $32	21.26	(85,319)	$19 - $32	26.81	(118,832)	$9 - $32	22.23
Outstanding at end of year	664,994	$26 - $36	$29.83	727,664	$18 - $36	$29.08	812,983	$18 - $36	$28.84
Exercisable at end of year	664,994	$26 - $36	$29.83	727,664	$18 - $36	$29.08	812,983	$18 - $36	$28.84

The weighted average remaining contractual life for options outstanding and exercisable at August 31, 2013 was 1.3 years. There was no aggregate intrinsic value for the options outstanding and exercisable at August 31, 2013. Other values related to options are as follows:

(In thousands)	Fiscal 2013	Fiscal 2012	Fiscal 2011
Aggregate intrinsic value of options exercised (1)	$1	$—	$53
Net cash proceeds from the exercise of stock options	75	—	83
Actual income tax benefit realized from stock option exercises	—	—	20

(1)	The amount by which the closing price of our stock on the date of exercise exceeded the exercise price.
Share Awards
A summary of share award activity for Fiscal 2013, 2012 and 2011 is as follows:

	Year Ended
	August 31, 2013		August 25, 2012		August 27, 2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of year	70,956	$13.49	148,500	$13.49	28,110	$28.21
Granted	190,738	12.25	50,000	7.96	151,000	13.49
Vested	(70,732)	12.93	(120,044)	11.19	(30,610)	27.01
Canceled	—	—	(7,500)	13.49	—	—
End of year	190,962	$12.46	70,956	$13.49	148,500	$13.49

The aggregate intrinsic value of awards outstanding at August 31, 2013 was $4.3 million.

As of August 31, 2013, there was $1.1 million of unrecognized compensation expense related to restricted stock awards that is expected to be recognized over a weighted average period of 1.8 years. The total fair value of awards vested during Fiscal 2013, 2012 and 2011 was $1.1 million, $1.2 million and $582,000, respectively.

On October 16, 2013 the full Board of Directors approved the award of grants of 66,700 shares of our restricted common stock under the Plan valued at $1.8 million to our key management group (approximately 60 employees). The Board of Directors also granted 17,500 shares of our restricted common stock valued at $477,000 to the non-management members of the Board.

The value of the restricted stock is based on the closing price of our common stock on the date of grant, which was $27.28. The fair value of this award to employees is amortized on a straight-line basis over the requisite service period of three years or to an employee's eligible retirement date, if earlier; thus restricted stock awards are expensed immediately upon grant for retirement-eligible employees. Estimated non-cash stock compensation expense based on this restricted stock grant will be approximately $691,000 for the first quarter of Fiscal 2014 and $1.3 million for Fiscal 2014.

Note 15: Net Revenues Classifications
Net revenue by product class:

	Year Ended
(In thousands)	August 31, 2013		August 25, 2012		August 27, 2011
Motorhomes, parts and service	$718,580	89.5%	$496,193	85.3%	$456,337	91.9%
Towables and parts	54,683	6.8%	56,784	9.8%	16,712	3.4%
Other manufactured products	29,902	3.7%	28,702	4.9%	23,369	4.7%
Total net revenues	$803,165	100.0%	$581,679	100.0%	$496,418	100.0%

Net revenue by geographic area:

	Year Ended
(In thousands)	August 31, 2013		August 25, 2012		August 27, 2011
United States	$742,798	92.5%	$522,515	89.8%	$446,616	90.0%
International	60,367	7.5%	59,164	10.2%	49,802	10.0%
Total net revenues	$803,165	100.0%	$581,679	100.0%	$496,418	100.0%

Note 16: Earnings Per Share
The following table reflects the calculation of basic and diluted income per share for the past three fiscal years:

	Year Ended
(In thousands, except per share data)	August 31, 2013	August 25, 2012	August 27, 2011
Income per share - basic
Net income	$31,953	$44,972	$11,843
Weighted average shares outstanding	28,075	29,145	29,121
Net income per share - basic	$1.14	$1.54	$0.41

Income per share - assuming dilution
Net income	$31,953	$44,972	$11,843
Weighted average shares outstanding	28,075	29,145	29,121
Dilutive impact of awards and options outstanding	95	62	27
Weighted average shares and potential dilutive shares outstanding	28,170	29,207	29,148
Net income per share - assuming dilution	$1.13	$1.54	$0.41

For the fiscal years ended August 31, 2013, August 25, 2012 and August 27, 2011, there were options outstanding to purchase 664,994 shares, 727,664 shares and 812,983 shares, respectively, of common stock at an average price of $29.83, $29.08 and $28.84, respectively, which were not included in the computation of diluted income per share because they are considered anti-dilutive under the treasury stock method per ASC 260, Earnings Per Share.

Note 17: Interim Financial Information (Unaudited)

Fiscal 2013	Quarter Ended
(In thousands, except per share data)	December 1, 2012	March 2, 2013	June 1, 2013	August 31, 2013
Net revenues	$193,554	$177,166	$218,199	$214,246
Gross profit	20,747	17,191	21,197	25,496
Operating income	9,946	8,872	10,248	15,332
Net income	7,391	6,285	7,661	10,616
Net income per share (basic)	0.26	0.22	0.27	0.38
Net income per share (diluted)	0.26	0.22	0.27	0.38

Fiscal 2012	Quarter Ended
(In thousands, except per share data)	November 26, 2011	February 25, 2012	May 26, 2012	August 25, 2012 (1)
Net revenues	$131,837	$131,600	$155,709	$162,533
Gross profit	8,496	6,846	12,071	16,267
Operating income (loss)	627	(1,164)	3,527	6,536
Net income (loss)	1,035	(912)	3,941	40,908
Net income (loss) per share (basic)	0.04	(0.03)	0.13	1.41
Net income (loss) per share (diluted)	0.04	(0.03)	0.13	1.41
(1) In Fiscal 2009 we established a valuation allowance of $45.3 million on our deferred tax assets. In the fourth quarter of Fiscal 2012, we determined we no longer needed the valuation allowance and re-established $39.0 million of deferred tax assets.
Note 18: Comprehensive Income

Changes in AOCI by component, net of tax, were:

	Year Ended
	August 31, 2013			August 25, 2012
(In thousands)	Defined Benefit Pension Items	Unrealized Gains and Losses on Available- for-Sale Securities	Total	Defined Benefit Pension Items	Unrealized Gains and Losses on Available- for-Sale Securities	Total
Balance at beginning of year	$(3,326)	$(360)	$(3,686)	$(408)	$(46)	$(454)

OCI before reclassifications	6,288	209	6,497	(761)	(314)	(1,075)
Amounts reclassified from AOCI	(1,962)	—	(1,962)	(2,157)	—	(2,157)
Net current-period OCI	4,326	209	4,535	(2,918)	(314)	(3,232)

Balance at end of year	$1,000	$(151)	$849	$(3,326)	$(360)	$(3,686)

Reclassifications out of AOCI in net periodic benefit costs were as follows:

	Year Ended
(In thousands)	August 31, 2013	August 25, 2012	Location on Consolidated Statements of Operations and Comprehensive Income
Amortization of prior service credit	$(4,493)	$(3,990)	Cost of goods sold
	(677)	(602)	Operating expenses
	(5,170)	(4,592)
	1,944	1,791	Income taxes
	(3,226)	(2,801)

Amortization of net actuarial loss	1,412	896	Cost of goods sold
	213	135	Operating expenses
	1,625	1,031
	(361)	(387)	Income taxes
	1,264	644

Total reclassifications	$(1,962)	$(2,157)

Note 19: Related Party Transactions

The former president of our Towables operation and former majority owner of SunnyBrook is a majority owner of FFT Land Management which leased manufacturing and office space to us in Middlebury, Indiana from January 1, 2011 to December 31, 2015 with annual payments of $660,000. For the twelve months ended August 31, 2013 and August 25, 2012 and the eight months ended August 27, 2011, we recorded rent expense associated with the lease of $660,000, $660,000 and $440,000, respectively. We believe that the lease agreement terms are similar to those that would result from arm's-length negotiations between unrelated parties.

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
Evaluation of Internal Control Over Financial Reporting
Management's report on internal control over financial reporting as of August 31, 2013 is included within Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference. The report of Deloitte & Touche LLP on the effectiveness of internal control over financial reporting is included within Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
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

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Reference is made to the table entitled "Executive Officers of the Registrant" in Part I of this report and to the information included under the captions "Board of Directors, Committees of the Board and Corporate Governance", "Section 16(a) Beneficial Ownership Reporting Compliance", "Election of Directors" and "Fiscal Year 2014 Shareholder Proposals" in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 17, 2013, which information is incorporated by reference herein.
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

Item 11. Executive Compensation
Reference is made to the information included under the captions "Director Compensation" and "Executive Compensation" in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 17, 2013, which information is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Reference is made to the table entitled "Equity Compensation Plan Information" in Part II of this report and to the share ownership information included under the caption "Voting Securities and Principal Holders Thereof" in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 17, 2013, which information is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Reference is made to the information included under the caption "Board of Directors, Committees of the Board and Corporate Governance" in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 17, 2013, which information is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services
Reference is made to the information included under the caption "Independent Registered Public Accountants Fees and Services" in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 17, 2013 which information is incorporated by reference herein.

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

3.	Exhibits: See Exhibit Index on pages 53-55.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.

By	/s/ Randy J. Potts
Randy J. Potts

Chief Executive Officer, President, Chairman of the Board
(Principal Executive Officer)
Date: October 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on, October 29, 2013, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Capacity

/s/ Randy J. Potts
Randy J. Potts	Chief Executive Officer, President, Chairman of the Board (Principal Executive Officer)

/s/ Sarah N. Nielsen
Sarah N. Nielsen	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Irvin E. Aal
Irvin E. Aal	Director

/s/ Robert M. Chiusano
Robert M. Chiusano	Director

/s/ Jerry N. Currie
Jerry N. Currie	Director

/s/ Lawrence A. Erickson
Lawrence A. Erickson	Director

/s/ Robert J. Olson
Robert J. Olson	Director

/s/ Martha T. Rodamaker
Martha T. Rodamaker	Director

/s/ Mark T. Schroepfer
Mark T. Schroepfer	Director

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
Winnebago Industries, Inc. Officers' Long-Term Incentive Plan, fiscal three-year period 2013, 2014 and 2015 previously filed with the Registrant's Current Report on Form 8-K dated June 19, 2013 (Commission File Number 001-06403) and incorporated by reference herein.*

10o.
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

10u.	Executive Change of Control between Winnebago Industries, Inc. and Steven S. Degnan dated June 20, 2012.*

10v.	Executive Change of Control between Winnebago Industries, Inc. and Scott C. Folkers dated June 20, 2012.*

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
Winnebago Industries, Inc. Officers' Incentive Compensation Plan for Fiscal 2014 previously filed with the Registrant's Current Report on Form 8-K dated June 19, 2013 (Commission File Number 001-06403) and incorporated by reference herein.*

14.1
Winnebago Industries, Inc. Code of Ethics for CEO and Senior Financial Officers previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 30, 2003 (Commission File Number 001-06403) and incorporated by reference herein.

21.	List of Subsidiaries.

23.	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 29, 2013.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 29, 2013.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated October 29, 2013.

32.2	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated October 29, 2013.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Management contract or compensation plan or arrangement.
**Attached as Exhibit 101 to this report are the following financial statements from our Annual Report on Form 10-K for the year ended August 31, 2013 formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements Stockholders' Equity, (iv) the Consolidated Statement of Cash Flows, and (v) related notes to these financial statements. Such exhibits are deemed furnished and not filed pursuant to Rule 406T of Regulation S-T.

BOARD OF DIRECTORS
Randy J. Potts (54)
President, Chief Executive Officer,
     and Chairman of the Board
Winnebago Industries, Inc.

Irvin E. Aal (74) 1,2,3*
Former General Manager
Case Tyler Business Unit of CNH Global

Robert M. Chiusano (62) 2,4*
Former Executive Vice President and Chief
     Operating Officer - Commercial Systems
Rockwell Collins, Inc.

Jerry N. Currie (68) 1,3
President and Chief Executive Officer
CURRIES Company

Lawrence A. Erickson (64)** 1,2*
Former Senior Vice President and Chief
     Financial Officer
Rockwell Collins, Inc.

Robert J. Olson (62) 4
Former President, Chief Executive Officer,
and Chairman of the Board
Winnebago Industries, Inc.

Martha T. Rodamaker (51) 1,3
President and Chief Executive Officer
First Citizens National Bank

Mark T. Schroepfer (66) 1*,4
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
50 South Sixth Street
Minneapolis, Minnesota 55402-1844
(612) 397-4000

NYSE Annual CEO Certification and Sarbanes-Oxley Section 302 Certifications
We submitted the annual Chief Executive Officer Certification to the New York Stock Exchange (NYSE) as required under the corporate governance rules of the NYSE. We also filed as exhibits to our 2013 Annual Report on Form 10‑K, the Chief Executive Officer and Chief Financial Officer certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Winnebago Industries is an equal opportunity employer.

Board Committee/Members 1. Audit 2. Human Resources 3. Nominating and Governance 4. Business Development Advisory * Committee Chairman ** Lead Independent Director
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

OFFICERS

Randy J. Potts (54)
Chief Executive Officer and President

S. Scott Degnan (48)
Vice President, Sales and Product Management

Scott C. Folkers (51)
Vice President, General Counsel and Secretary

Robert L. Gossett (62)
Vice President, Administration

Donald L. Heidemann (41)
Treasurer/Director of Finance

Daryl W. Krieger (50)
Vice President, Manufacturing

Sarah N. Nielsen (40)
Vice President, Chief Financial Officer

William J. O'Leary (64)
Vice President, Product Development

Number of Shareholders of Record
As of October 15, 2013, Winnebago Industries had 3,278 shareholders of record.

Dividends Paid
No dividends were paid in Fiscal 2013. Cash dividend payments were suspended starting with the second quarter of Fiscal 2009.

Shareholder Account Assistance
Transfer Agent to contact for address changes, account certificates and stock holdings:

Wells Fargo Shareowner Services
P.O. Box 64854
St. Paul, MN 55164-0854 or
1110 Centre Pointe Curve, Suite 101
Mendota Heights, MN 55120
Telephone: (800) 468-9716 or (651) 450-4064
Inquiries:
www.shareowneronline.com

Annual Meeting
The Annual Meeting of Shareholders is scheduled to be held on Tuesday, December 17, 2013 at 4:00 p.m. (CST) in Winnebago Industries' South Office Complex Theater, 605 W. Crystal Lake Road, Forest City, Iowa.

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