Form 10-Q
period 2013-11-30
WINNEBAGO INDUSTRIES INC
filed 2014-01-03
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, par value $0.50 per share, outstanding January 2, 2014 was 27,718,043.

Winnebago Industries, Inc.

Glossary

The following terms and abbreviations appear in the text of this report and are defined as follows:

3M	3M Company
AOCI	Accumulated Other Comprehensive Income (Loss)
ARS	Auction Rate Securities
ASC	Accounting Standards Codification
ASP	Average Sales Price
ASU	Accounting Standards Update
COLI	Company Owned Life Insurance
Credit Agreement	Credit Agreement dated as of October 31, 2012 by and between Winnebago Industries, Inc. and Winnebago of Indiana, LLC, as Borrowers, and General Electric Capital Corporation, as Agent
DCF	Discounted Cash Flow
FASB	Financial Accounting Standards Board
FIFO	First In, First Out
GAAP	Generally Accepted Accounting Principles
GECC	General Electric Capital Corporation
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
LIFO	Last In, First Out
NMF	Non-Meaningful Figure
NYSE	New York Stock Exchange
RV	Recreation Vehicle
RVIA	Recreation Vehicle Industry Association
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
Stat Surveys	Statistical Surveys, Inc.
SunnyBrook	SunnyBrook RV, Inc.
Towables	Winnebago of Indiana, LLC, a wholly-owned subsidiary of Winnebago Industries, Inc.
US	United States of America
XBRL	eXtensible Business Reporting Language

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Winnebago Industries, Inc.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
(In thousands, except per share data)	November 30, 2013	December 1, 2012
Net revenues	$222,670	$193,554
Cost of goods sold	196,708	172,807
Gross profit	25,962	20,747
Operating expenses:
Selling	4,333	4,961
General and administrative	5,623	5,812
Loss on sale of asset held for sale	—	28
Total operating expenses	9,956	10,801
Operating income	16,006	9,946
Non-operating income	91	614
Income before income taxes	16,097	10,560
Provision for taxes	4,951	3,169
Net income	$11,146	$7,391

Income per common share:
Basic	$0.40	$0.26
Diluted	$0.40	$0.26

Weighted average common shares outstanding:
Basic	27,851	28,301
Diluted	27,971	28,361

Net income	$11,146	$7,391
Other comprehensive (loss) income:
Amortization of prior service credit (net of tax of $482 and $442)	(800)	(734)
Amortization of net actuarial loss (net of tax of $99 and $149)	164	253
Unrealized appreciation (depreciation) of investments (net of tax of $91 and $0)	151	(1)
Total other comprehensive loss	(485)	(482)
Comprehensive income	$10,661	$6,909

See notes to consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except per share data)	November 30, 2013	August 31, 2013
Assets
Current assets:
Cash and cash equivalents	$49,737	$64,277
Receivables, less allowance for doubtful accounts ($152 and $152)	42,944	29,145
Inventories	122,478	112,541
Prepaid expenses and other assets	8,356	8,277
Income taxes receivable and prepaid	132	1,868
Deferred income taxes	8,155	7,742
Total current assets	231,802	223,850
Property, plant and equipment, net	21,057	20,266
Long-term investments	—	2,108
Investment in life insurance	25,299	25,051
Deferred income taxes	25,007	25,649
Goodwill	1,228	1,228
Other assets	10,520	10,993
Total assets	$314,913	$309,145

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$27,316	$28,142
Income taxes payable	2,623	—
Accrued expenses:
Accrued compensation	15,207	22,101
Product warranties	8,345	8,443
Self-insurance	4,455	4,531
Accrued loss on repurchases	1,610	1,287
Promotional	2,988	1,910
Other	4,465	3,940
Total current liabilities	67,009	70,354
Long-term liabilities:
Unrecognized tax benefits	3,830	3,988
Postretirement health care and deferred compensations benefits	63,485	64,074
Total long-term liabilities	67,315	68,062
Contingent liabilities and commitments
Stockholders' equity:
Capital stock common, par value $0.50; authorized 60,000 shares, issued 51,776 shares	25,888	25,888
Additional paid-in capital	31,071	29,334
Retained earnings	520,589	509,443
Accumulated other comprehensive income	364	849
Treasury stock, at cost (23,945 and 23,917 shares)	(397,323)	(394,785)
Total stockholders' equity	180,589	170,729
Total liabilities and stockholders' equity	$314,913	$309,145

See notes to consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(In thousands)	November 30, 2013	December 1, 2012
Operating activities:
Net income	$11,146	$7,391
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	984	1,147
LIFO expense	431	352
Stock-based compensation	952	687
Deferred income taxes including valuation allowance	366	(40)
Postretirement benefit income and deferred compensation expense	(139)	221
Provision for doubtful accounts	—	3
Loss (gain) on disposal of property	8	(3)
Gain on life insurance	—	(509)
Increase in cash surrender value of life insurance policies	(286)	(383)
Change in assets and liabilities:
Inventories	(10,368)	(19,621)
Receivables, prepaid and other assets	(13,928)	(4,107)
Income taxes and unrecognized tax benefits	4,584	3,195
Accounts payable and accrued expenses	(4,675)	2,521
Postretirement and deferred compensation benefits	(970)	(1,177)
Net cash used in operating activities	(11,895)	(10,323)

Investing activities:
Proceeds from the sale of investments, at par	2,350	—
Proceeds from life insurance	—	974
Purchases of property and equipment	(1,693)	(1,273)
Proceeds from the sale of property	1	566
Repayments of COLI borrowings	—	(1,371)
Other	153	129
Net cash provided by (used in) investing activities	811	(975)

Financing activities:
Payments for purchases of common stock	(5,561)	(7,177)
Proceeds from exercise of stock options	2,080	—
Other	25	(133)
Net cash used in financing activities	(3,456)	(7,310)

Net decrease in cash and cash equivalents	(14,540)	(18,608)
Cash and cash equivalents at beginning of period	64,277	62,683
Cash and cash equivalents at end of period	$49,737	$44,075

Supplement cash flow disclosure:
Income taxes paid, net of refunds	$—	$13

See notes to consolidated financial statements.

Winnebago Industries, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1: Basis of Presentation
The "Company," "we," "our" and "us" are used interchangeably to refer to Winnebago Industries, Inc. and its wholly-owned subsidiary, Winnebago of Indiana, LLC, as appropriate in the context.

We were incorporated under the laws of the state of Iowa on February 12, 1958 and adopted our present name on February 28, 1961. Our executive offices are located at 605 West Crystal Lake Road in Forest City, Iowa. Our telephone number is (641) 585-3535; our website is www.winnebagoind.com. Our common stock trades on the NYSE under the symbol “WGO.”

In our opinion, the accompanying condensed unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly our consolidated financial position as of November 30, 2013 and the consolidated results of operations and comprehensive income and consolidated cash flows for the first three months of Fiscal 2014 and 2013. The consolidated statement of operations and comprehensive income for the first three months of Fiscal 2014 is not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet data as of August 31, 2013 was derived from audited financial statements, but does not include all of the information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the fiscal year ended August 31, 2013.

Fiscal Period
We follow a 52-/53-week fiscal year, ending the last Saturday in August. Fiscal 2014 is a 52-week year; the first quarter ending November 30, 2013 had 13 weeks. Fiscal 2013 was a 53-week fiscal year; the first quarter ending December 1, 2012 had 14 weeks.

New Accounting Pronouncements
In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740), which requires entities to present unrecognized tax benefits as a liability and not combine it with deferred tax assets to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date. ASU 2013-11 will become effective for fiscal years beginning after December 15, 2013 (our Fiscal 2015). We are currently evaluating the impact on our consolidated financial statements.

Note 2: Concentration Risk

One of our dealer organizations accounted for 19.8% and 28.0% of our consolidated net revenue for the first three months of Fiscal 2014 and Fiscal 2013, respectively. A second dealer organization accounted for 11.2% and 10.4% of our consolidated net revenue for the first three months of Fiscal 2014 and Fiscal 2013, respectively. The loss of these dealer organizations could have a significant adverse effect on our business. In addition, deterioration in the liquidity or creditworthiness of these dealers could negatively impact our sales and could trigger repurchase obligations under our repurchase agreements.

Note 3: Investments and Fair Value Measurements
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

The following tables set forth by level within the fair value hierarchy our financial assets that were accounted for at fair value on a recurring basis at November 30, 2013 and August 31, 2013 according to the valuation techniques we used to determine their fair values:

	Fair Value at November 30, 2013	Fair Value Measurements Using Inputs Considered As
(In thousands)		Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs
Assets that fund deferred compensation:
Domestic equity funds	$6,502	$6,502	$—	$—
International equity funds	762	762	—	—
Fixed income funds	257	257	—	—
Total assets at fair value	$7,521	$7,521	$—	$—

	Fair Value at August 31, 2013	Fair Value Measurements Using Inputs Considered As
(In thousands)		Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs
Long-term investments:
Student loan ARS	$2,108	$—	$—	$2,108
Assets that fund deferred compensation:
Domestic equity funds	7,127	7,127	—	—
International equity funds	742	742	—	—
Fixed income funds	287	287	—	—
Total assets at fair value	$10,264	$8,156	$—	$2,108

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

	Quarter Ended
(In thousands)	November 30, 2013	December 1, 2012
Balance at beginning of period	$2,108	$9,074
Transfer to Level 2	—	(250)
Net change included in other comprehensive income	242	(1)
Sales	(2,350)	—
Balance at end of period	$—	$8,823
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Long-Term Investments
Our long-term investments were comprised of ARS. Our long-term ARS investments were classified as Level 3, as quoted prices were unavailable and there was insufficient observable ARS market information available to determine the fair value of our ARS investments. Due to limited market information, we utilized a DCF model to derive an estimate of fair value for the ARS for prior periods. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place and the rate of return required by investors to own such securities given the current liquidity risk associated with ARS. During the first quarter of Fiscal 2014 we redeemed our last ARS holding at par value of $2.4 million.

Assets that Fund Deferred Compensation
Our assets that fund deferred compensation are marketable equity securities measured at fair value using quoted market prices and primarily consist of equity-based mutual funds. They are classified as Level 1 as they are traded in an active market for which closing stock prices are readily available. These securities fund the Executive Share Option Plan (see Note 8), a deferred compensation program, and are presented as other assets in the accompanying balance sheets.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Our non-financial assets, which include goodwill and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, we must evaluate the non-financial asset for impairment. If an impairment did occur, the asset is required to be recorded at the estimated fair value. During the first three months of Fiscal 2014, no impairments were recorded for non-financial assets.

Note 4: Inventories
Inventories consist of the following:

(In thousands)	November 30, 2013	August 31, 2013
Finished goods	$47,822	$43,927
Work-in-process	49,451	46,257
Raw materials	55,481	52,201
Total	152,754	142,385
LIFO reserve	(30,276)	(29,844)
Total inventories	$122,478	$112,541
The above value of inventories, before reduction for the LIFO reserve, approximates replacement cost. Of the $152.8 million and $142.4 million inventory at November 30, 2013 and August 31, 2013, respectively, $143.1 million and $136.1 million is valued on a LIFO basis. Towables inventory of $9.7 million and $6.3 million at November 30, 2013 and August 31, 2013, respectively, is valued on a FIFO basis.

Note 5: Property, Plant and Equipment
Property, plant and equipment is stated at cost, net of accumulated depreciation and consists of the following:

(In thousands)	November 30, 2013	August 31, 2013
Land	$757	$757
Buildings and building improvements	50,570	50,297
Machinery and equipment	92,014	91,224
Transportation	9,032	9,044
Total property, plant and equipment, gross	152,373	151,322
Less accumulated depreciation	(131,316)	(131,056)
Total property, plant and equipment, net	$21,057	$20,266

On December 19, 2013 3M exercised an option to purchase warehouse facilities that 3M had leased from us since 1980. Net proceeds from the sale were $2.2 million, resulting in a gain of approximately $630,000. We received lease payments of $860,000 and recorded depreciation charges of $148,000 in Fiscal 2013 related to these warehouse facilities.

Note 6: Credit Facilities
On October 31, 2012, we entered into the Credit Agreement with GECC. The Credit Agreement provides for an initial $35.0 million revolving credit facility based on the Company's eligible inventory and expires on October 31, 2015, unless terminated earlier in accordance with its terms. There is no termination fee associated with the Credit Agreement.
The Credit Agreement contains no financial covenant restrictions for borrowings where we have excess borrowing availability under the facility of greater than $5.0 million. The Credit Agreement requires us to comply with a fixed charge ratio if excess borrowing availability under the facility is less than $5.0 million. In addition the Credit Agreement also includes a framework to expand the size of the facility up to $50.0 million, based on mutually agreeable terms at the time of the expansion. Interest on loans made under the new facility will be based on LIBOR plus a margin of 3.0%. The initial unused line fee associated with the Credit Agreement is 0.5% per annum and has the ability to be lowered based upon facility usage.

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
Note 7: Warranty

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

Changes in our product warranty liability are as follows:

	Quarter Ended
(In thousands)	November 30, 2013	December 1, 2012
Balance at beginning of period	$8,443	$6,990
Provision	2,770	2,486
Claims paid	(2,868)	(1,927)
Balance at end of period	$8,345	$7,549

Note 8: Employee and Retiree Benefits
Postretirement health care and deferred compensation benefits are as follows:

(In thousands)	November 30, 2013	August 31, 2013
Postretirement health care benefit cost	$36,468	$36,244
Non-qualified deferred compensation	22,014	22,366
Executive share option plan liability	6,506	6,959
SERP benefit liability	2,914	2,876
Executive deferred compensation	175	105
Officer stock-based compensation	286	543
Total postretirement health care and deferred compensation benefits	68,363	69,093
Less current portion	(4,878)	(5,019)
Long-term postretirement health care and deferred compensation benefits	$63,485	$64,074
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

•
In October 2013, our Board of Directors approved an additional reduction in the employer dollar caps to be effective in January 2014 whereby the employer established dollar caps for postretirement health care benefits per eligible employee will be reduced by 10%, which is estimated to reduce our liability for postretirement health care by approximately $3.6 million and will be amortized as prior service credit over 7.3 years.

Net periodic postretirement benefit income consisted of the following components:

	Quarter Ended
(In thousands)	November 30, 2013	December 1, 2012
Interest cost	$395	$394
Service cost	101	152
Amortization of prior service benefit	(1,281)	(1,176)
Amortization of net actuarial loss	260	396
Net periodic postretirement benefit income	$(525)	$(234)

Payments for postretirement health care	$273	$291

Note 9: Stock-Based Compensation Plans
We have a 2004 Incentive Compensation Plan approved by shareholders (as amended, the "Plan") in place which allows us to grant or issue non-qualified stock options, incentive stock options, share awards and other equity compensation to key employees and to non-employee directors.
On October 16, 2013 and October 10, 2012 the Board of Directors granted an aggregate of 84,200 and 155,600 shares, respectively, of restricted common stock to our key employees and non-employee directors. The value of the restricted stock award is determined using the intrinsic value method which, in this case, is based on the number of shares granted and the closing price of our common stock on the date of grant.
Stock-based compensation expense was $952,000 and $687,000 during the first quarters of Fiscal 2014 and 2013, respectively. Of the $952,000 in Fiscal 2014, $704,000 related to the October 16, 2013 grant of 84,200 shares. The remainder is related to the amortization of previously granted restricted stock awards, as well as non-employee director stock units issued in lieu of director fees. Compensation expense is recognized over the requisite service period of the award or over a period ending with the employee's eligible retirement date, if earlier.
Note 10: Contingent Liabilities and Commitments
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
Our repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 18 months, provide that our liability will be the lesser of remaining principal owed by the dealer or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our contingent liability on these repurchase agreements was approximately $274.5 million and $232.9 million at November 30, 2013 and August 31, 2013, respectively.
In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of recreation vehicles to repurchase current inventory if a dealership exits the business. Incremental repurchase exposure beyond existing repurchase agreements, related to dealer inventory in states that we have had historical experience of repurchasing inventory, totaled $4.9 million and $5.0 million at November 30, 2013 and August 31, 2013, respectively.
Our risk of loss related to our repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on the repurchase exposure as previously described, we established an associated loss reserve. Our accrued losses on repurchases were $1.6 million as of November 30, 2013 and $1.3 million as of August 31, 2013.

A summary of repurchase activity is as follows:

	Quarter Ended
(Dollars in thousands)	November 30, 2013	December 1, 2012
Inventory repurchased:
Units	14	—
Dollars	$325	$—
Inventory resold:
Units	14	—
Cash collected	$257	$—
Loss recognized	$68	$—
Units in ending inventory	—	—

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our loss reserve for repurchase commitments. A hypothetical change of a 10% increase or decrease in our significant repurchase commitment assumptions at November 30, 2013 would have affected net income by approximately $290,000.

Litigation
We are involved in various legal proceedings which are ordinary litigation incidental to our business, some of which are covered in whole or in part by insurance. We believe while the final resolution of any such litigation may have an impact on our results for a particular reporting period, the ultimate disposition of such litigation will not have any material adverse effect on our financial position, results of operations or liquidity.
Note 11: Income Taxes
We account for income taxes under ASC 740, Income Taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns.

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to uncertainty of realizing deferred tax assets. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more-likely-than-not” standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company's current or previous losses are given more weight than its future outlook. Based on ASC 740 guidelines, as of November 30, 2013 and August 31, 2013, we have applied a valuation allowance of $1.4 million and $1.6 million, respectively, against our deferred tax assets. We will continue to assess the likelihood that our deferred tax assets will be realizable at each reporting period and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

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

As of November 30, 2013, our unrecognized tax benefits were $2.1 million, of which if realized $2.7 million could have a positive impact on the overall effective tax rate. It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits as tax expense. As of November 30, 2013, we had accrued $1.7 million in interest and penalties which are not included in the unrecognized tax benefits of $2.1 million. We do not anticipate any significant changes in unrecognized tax benefits within the next twelve months. Actual results may differ materially from this estimate.

Note 12: Earnings Per Share
The following table reflects the calculation of basic and diluted income per share:

	Quarter Ended
(In thousands, except per share data)	November 30, 2013	December 1, 2012
Income per share - basic
Net income	$11,146	$7,391
Weighted average shares outstanding	27,851	28,301
Net income per share - basic	$0.40	$0.26

Income per share - assuming dilution
Net income	$11,146	$7,391
Weighted average shares outstanding	27,851	28,301
Dilutive impact of awards and options outstanding	120	60
Weighted average shares and potential dilutive shares outstanding	27,971	28,361
Net income per share - assuming dilution	$0.40	$0.26

At the end of the first quarters of Fiscal 2014 and Fiscal 2013, there were options outstanding to purchase 364,042 shares and 689,328 shares, respectively, of common stock at an average price of $32.36 and $29.57, respectively, which were not included in the computation of diluted income per share because they are considered anti-dilutive under the treasury stock method per ASC 260, Earnings Per Share.

Note 13: Comprehensive Income

Changes in AOCI by component, net of tax, were:

	Quarter Ended
	November 30, 2013			December 1, 2012
(In thousands)	Defined Benefit Pension Items	Unrealized Gains and Losses on Available- for-Sale Securities	Total	Defined Benefit Pension Items	Unrealized Gains and Losses on Available- for-Sale Securities	Total
Balance at beginning of period	$1,000	$(151)	$849	$(3,326)	$(360)	$(3,686)

OCI before reclassifications	—	151	151	—	(1)	(1)
Amounts reclassified from AOCI	(636)	—	(636)	(481)	—	(481)
Net current-period OCI	(636)	151	(485)	(481)	(1)	(482)

Balance at end of period	$364	$—	$364	$(3,807)	$(361)	$(4,168)

Reclassifications out of AOCI in net periodic benefit costs, net of tax, were:

		Quarter Ended
(In thousands)	Location on Consolidated Statements of Operations and Comprehensive Income	November 30, 2013	December 1, 2012
Amortization of prior service credit	Cost of goods sold	$—	$(637)
	Operating expenses	(800)	(97)
		(800)	(734)

Amortization of net actuarial loss	Cost of goods sold	—	220
	Operating expenses	164	33
		164	253

Total		$(636)	$(481)

Note 14: Subsequent Event

We evaluated all events or transactions occurring between the balance sheet date for the quarterly period ended November 30, 2013 and the date of issuance of the financial statements that would require recognition or disclosure in the financial statements. There were no material subsequent events, except as described in Note 5.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This management's discussion should be read in conjunction with the Condensed Unaudited Financial Statements contained in this Form 10-Q as well as the Management's Discussion and Analysis and Risk Factors included in our Annual Report on Form 10‑K for the fiscal year ended August 31, 2013.

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

	Through October 31		Calendar Year
US Retail Motorized:	2013	2012	2012	2011	2010
Class A gas	22.5%	23.6%	24.2%	22.2%	23.7%
Class A diesel	17.9%	19.4%	19.4%	17.6%	15.2%
Total Class A	20.7%	21.8%	22.2%	20.2%	19.5%
Class C	16.9%	17.8%	18.3%	17.4%	17.9%
Total Class A and C	19.0%	20.0%	20.5%	19.0%	18.8%

Class B	17.6%	17.1%	17.6%	7.9%	15.6%

	Through October 31		Calendar Year
Canadian Retail Motorized:	2013	2012	2012	2011	2010
Class A gas	13.5%	15.2%	15.3%	16.5%	14.9%
Class A diesel	14.8%	16.7%	17.3%	18.0%	9.9%
Total Class A	14.0%	15.8%	16.1%	17.1%	12.6%
Class C	11.7%	14.6%	14.9%	15.9%	13.8%
Total Class A and C	12.7%	15.2%	15.5%	16.5%	13.2%

Class B	20.1%	12.1%	12.7%	7.1%	4.8%

	US				Canadian
	Through October 31		Calendar Year		Through October 31		Calendar Year
Retail Towables:	2013	2012	2012	2011	2013	2012	2012	2011
Travel trailer	1.0%	0.8%	0.8%	0.6%	0.9%	0.6%	0.6%	0.5%
Fifth wheel	0.8%	1.1%	1.1%	0.5%	1.4%	1.6%	1.5%	0.6%
Total towables	0.9%	0.9%	0.9%	0.6%	1.0%	0.8%	0.9%	0.5%

Presented in fiscal quarters, certain key metrics are shown below:

	Class A, B & C Motorhomes				Travel Trailers & Fifth Wheels
			As of Quarter End				As of Quarter End
	Wholesale	Retail	Dealer	Order	Wholesale	Retail	Dealer	Order
(In units)	Deliveries	Registrations	Inventory	Backlog	Deliveries	Registrations	Inventory	Backlog
Q2 2012	1,001	872	2,074	1,004	562	332	1,376	417
Q3 2012	1,280	1,414	1,940	1,237	646	652	1,370	505
Q4 2012	1,321	1,334	1,927	1,473	695	700	1,365	411
Q1 2013	1,534	1,416	2,045	2,118	557	367	1,555	687
Rolling 12 months	5,136	5,036			2,460	2,051
Dec 2011-Nov 2012

Q2 2013	1,419	1,072	2,392	2,752	548	328	1,775	381
Q3 2013	1,978	1,736	2,634	2,846	713	846	1,642	443
Q4 2013	1,890	1,870	2,654	3,409	717	748	1,611	221
Q1 2014	2,005	1,524	3,135	3,534	484	504	1,591	151
Rolling 12 months	7,292	6,202			2,462	2,426
Dec 2012-Nov 2013

Industry Outlook
Key statistics for the motorhome industry are as follows:

	US and Canada Industry Class A, B & C Motorhomes
	Wholesale Shipments(1)					Retail Registrations(2)
	Calendar Year					Calendar Year
				(Decrease)
(In units)	2012		2011	Increase	Change	2012		2011	Increase	Change
Q1	6,869		6,888	(19)	(0.3)%	5,706		5,114	592	11.6%
Q2	7,707		7,868	(161)	(2.0)%	8,206		8,140	66	0.8%
Q3	6,678		5,267	1,411	26.8%	6,916		6,102	814	13.3%
Q4	6,944		4,807	2,137	44.5%	4,922		4,623	299	6.5%
Total	28,198		24,830	3,368	13.6%	25,750		23,979	1,771	7.4%

(In units)	2013		2012	Increase	Change	2013		2012	Increase	Change
Q1	8,500		6,869	1,631	23.7%	7,137		5,706	1,431	25.1%
Q2	10,972		7,707	3,265	42.4%	10,890		8,206	2,684	32.7%
Q3	9,469		6,678	2,791	41.8%	9,052		6,916	2,136	30.9%
October	3,454		2,506	948	37.8%	2,558		1,910	648	33.9%
November	3,037		2,295	742	32.3%		(4)	1,636
December	3,104	(3)	2,143	961	44.8%		(4)	1,376
Q4	9,595	(3)	6,944	2,651	38.2%		(4)	4,922
Total	38,536	(3)	28,198	10,338	36.7%			25,750

(1)	Class A, B and C wholesale shipments as reported by RVIA.

(2)	Class A, B and C retail registrations as reported by Stat Surveys for the US and Canada combined.

(3)
Monthly and quarterly 2013 Class A, B and C wholesale shipments are based upon the forecast prepared by Dr. Richard Curtin of the University of Michigan Consumer Survey Research Center for RVIA and reported in the Roadsigns RV Winter 2013 Industry Forecast Issue. The revised RVIA annual 2013 and 2014 wholesale shipment forecast is 38,100 and 41,900 respectively.

(4)	Stat Surveys has not issued a projection for retail demand for this period.

Key statistics for the towable industry are as follows:

	US and Canada Travel Trailer & Fifth Wheel Industry
	Wholesale Shipments(1)					Retail Registrations(2)
	Calendar Year					Calendar Year
(In units)	2012		2011	Increase	Change	2012		2011	Increase	Change
Q1	60,402		54,132	6,270	11.6%	39,093		33,698	5,395	16.0%
Q2	71,095		65,987	5,108	7.7%	83,990		79,155	4,835	6.1%
Q3	56,601		47,547	9,054	19.0%	67,344		63,014	4,330	6.9%
Q4	54,782		45,266	9,516	21.0%	32,469		30,044	2,425	8.1%
Total	242,880		212,932	29,948	14.1%	222,896		205,911	16,985	8.2%

(In units)	2013		2012	Increase	Change	2013		2012	Increase	Change
Q1	66,745		60,402	6,343	10.5%	42,852		39,093	3,759	9.6%
Q2	79,935		71,095	8,840	12.4%	94,526		83,990	10,536	12.5%
Q3	61,251		56,601	4,650	8.2%	79,321		67,344	11,977	17.8%
October	24,383		21,374	3,009	14.1%	16,871		14,812	2,059	13.9%
November	17,932		17,480	452	2.6%		(4)	10,083
December	18,448	(3)	15,928	2,520	15.8%		(4)	7,574
Q4	60,763	(3)	54,782	5,981	10.9%		(4)	32,469
Total	268,694	(3)	242,880	25,814	10.6%			222,896

(1)	Towable wholesale shipments as reported by RVIA.

(2)	Towable retail registrations as reported by Stat Surveys for the US and Canada combined.

(3)
Monthly and quarterly 2013 towable wholesale shipments are based upon the forecast prepared by Dr. Richard Curtin of the University of Michigan Consumer Survey Research Center for RVIA and reported in the Roadsigns RV Winter 2013 Industry Forecast Issue. The revised RVIA annual 2013 and 2014 wholesale shipment forecast is 263,900 and 279,100 respectively.

(4)	Stat Surveys has not issued a projection for retail demand for this period.

Company Outlook
Our motorized dealer backlog is an indicator of demand for our product in the current marketplace. We have experienced positive growth in this measure for eight consecutive fiscal quarters. We believe the increase is a result of the overall growth of the RV industry coupled with positive dealer response and increased retail registration activity of our products.

As a result of the improved demand, we have been increasing our production rates and recently leased an additional production facility. In addition to the increased production capacity, we also expect to have increased access to Class A gas chassis late in our second fiscal quarter. Recently the availability of these chassis has been limited.

Another positive outcome of the increased demand is an improved sales incentive environment. Coupled with the operating leverage within our business model, we are able to achieve stronger operating margins. During the first quarter of Fiscal 2014 we achieved operating margins of 7.2%, an increase of 2.1% when compared to the first quarter of Fiscal 2013.

Our motorized sales order backlog of 3,534 as of November 30, 2013 represents orders to be shipped in the next two quarters.

We believe that the level of our dealer inventory at the end of the first quarter of Fiscal 2014 is aligned with current market conditions given the improved retail demand and increased sales order backlog of our product.

Our unit order backlog was as follows:

	As Of
(In units)	November 30, 2013		December 1, 2012		Increase (Decrease)	% Change
Class A gas	1,382	39.1%	884	41.7%	498	56.3%
Class A diesel	521	14.7%	389	18.4%	132	33.9%
Total Class A	1,903	53.8%	1,273	60.1%	630	49.5%
Class B	317	9.0%	111	5.2%	206	185.6%
Class C	1,314	37.2%	734	34.7%	580	79.0%
Total motorhome backlog(1)	3,534	100.0%	2,118	100.0%	1,416	66.9%

Travel trailer	117	77.5%	557	81.1%	(440)	(79.0)%
Fifth wheel	34	22.5%	130	18.9%	(96)	(73.8)%
Total towable backlog(1)	151	100.0%	687	100.0%	(536)	(78.0)%

Approximate backlog revenue in thousands
Motorhome	$340,703		$226,457		$114,246	50.4%
Towable	$3,401		$14,049		$(10,648)	(75.8)%

(1)
We include in our backlog all accepted purchase orders from dealers to be shipped within the next six months. Orders in backlog can be cancelled or postponed at the option of the purchaser and, therefore, backlog may not necessarily be an accurate measure of future sales.

Results of Operations
Current Quarter Compared to the Comparable Quarter Last Year
The following is an analysis of changes in key items included in the statements of operations:

	Quarter Ended
(In thousands, except percent and per share data)	November 30, 2013	% of Revenues(1)	December 1, 2012	% of Revenues(1)	Increase (Decrease)	% Change
Net revenues	$222,670	100.0%	$193,554	100.0%	$29,116	15.0%
Cost of goods sold	196,708	88.3%	172,807	89.3%	23,901	13.8%
Gross profit	25,962	11.7%	20,747	10.7%	5,215	25.1%

Selling	4,333	1.9%	4,961	2.6%	(628)	(12.7)%
General and administrative	5,623	2.5%	5,812	3.0%	(189)	(3.3)%
Loss on sale of asset held for sale	—	—%	28	—%	(28)	(100.0)%
Operating expenses	9,956	4.5%	10,801	5.6%	(845)	(7.8)%

Operating income	16,006	7.2%	9,946	5.1%	6,060	60.9%
Non-operating income	91	—%	614	0.3%	(523)	(85.2)%
Income before income taxes	16,097	7.2%	10,560	5.5%	5,537	52.4%
Provision for taxes	4,951	2.2%	3,169	1.6%	1,782	56.2%
Net income	$11,146	5.0%	$7,391	3.8%	$3,755	50.8%

Diluted income per share	$0.40		$0.26		$0.14	53.8%
Diluted average shares outstanding	27,971		28,361		(390)	(1.4)%
(1) Percentages may not add due to rounding differences.
Unit deliveries and ASP, net of discounts, consisted of the following:

	Quarter Ended
(In units)	November 30, 2013	Product Mix % (1)	December 1, 2012	Product Mix % (1)	Increase (Decrease)	% Change
Motorhomes:
Class A gas	710	35.4%	620	40.4%	90	14.5%
Class A diesel	397	19.8%	345	22.5%	52	15.1%
Total Class A	1,107	55.2%	965	62.9%	142	14.7%
Class B	102	5.1%	90	5.9%	12	13.3%
Class C	796	39.7%	479	31.2%	317	66.2%
Total motorhome deliveries	2,005	100.0%	1,534	100.0%	471	30.7%

ASP (in thousands)	$100.5		$111.9		$(11.5)	(10.2)%

Towables:
Travel trailer	407	84.1%	408	73.2%	(1)	(0.2)%
Fifth wheel	77	15.9%	149	26.8%	(72)	(48.3)%
Total towable deliveries	484	100.0%	557	100.0%	(73)	(13.1)%

ASP (in thousands)	$21.6		$21.4		$0.2	1.2%
(1) Percentages may not add due to rounding differences.

Net revenues consisted of the following:

	Quarter Ended
(In thousands)	November 30, 2013		December 1, 2012		Increase (Decrease)	% Change
Motorhomes (1)	$204,385	91.8%	$173,828	89.8%	$30,557	17.6%
Towables (2)	10,531	4.7%	12,071	6.2%	(1,540)	(12.8)%
Other manufactured products	7,754	3.5%	7,655	4.0%	99	1.3%
Total net revenues	$222,670	100.0%	$193,554	100.0%	$29,116	15.0%

(1)	Motorhome unit revenue less discounts, sales promotions and incentives, and accrued loss on repurchase adjustments.

(2)	Includes towable units and parts.

Motorhome net revenues increased $30.6 million or 17.6% in the first quarter of Fiscal 2014. The increase was attributed primarily to a 30.7% increase in unit deliveries driven by higher dealer and retail consumer demand, partially offset by a decrease in motorhome ASP of 10.2% as compared to the first quarter of Fiscal 2013. The decrease in ASP was primarily due to a shift in class A diesel product to lower price points, a higher percent of Class C unit sales and a lower percent of class A gas unit sales in the first quarter of Fiscal 2014.

The decrease in Towables revenues of $1.5 million or 12.8% was attributed to a 13.1% decrease in unit deliveries with ASPs comparable to the first quarter of Fiscal 2013.

One contributing factor to the increase in unit deliveries during the quarter relates to revised shipping terms with our dealers. Effective in the first quarter of Fiscal 2014, we entered into revised dealer agreements to change our shipping terms so that title and risk of loss passes to our dealers upon acceptance of the unit by an independent transportation company for delivery which is standard industry practice. As a result of this term change, an additional $21.4 million of revenue was recognized in the quarter, which represented units in possession of the transportation company in-transit to the dealer. In Fiscal 2013, such revenues would have been recognized in the second fiscal quarter. Conversely, due to our 52/53 week fiscal year convention, the first quarter of Fiscal 2013 had an extra week in the quarter as compared to the first quarter of Fiscal 2014 resulting in an additional $13.8 million of revenue recognized in the prior year first quarter. The net effect of these two timing items resulted in a positive impact of $7.6 million when comparing the first quarter of Fiscal 2014 to the first quarter of Fiscal 2013.

Cost of goods sold was $196.7 million, or 88.3% of net revenues for the first quarter of Fiscal 2014 compared to $172.8 million, or 89.3% of net revenues for the first quarter of Fiscal 2013 due to the following:

•	Total variable costs (materials, direct labor, variable overhead, delivery expense and warranty), as a percent of net revenues, decreased to 83.2% this year from 83.7%.

•
Fixed overhead (manufacturing support labor, depreciation and facility costs) and research and development-related costs decreased to 5.2% of net revenues compared to 5.6% for Fiscal 2013. This difference was primarily due to significantly higher production levels in Fiscal 2014 which resulted in higher absorption of fixed overhead costs.

•	All factors considered, gross profit increased from 10.7% to 11.7% of net revenues.
Selling expenses decreased to 1.9% from 2.6% of net revenues in the first quarter of Fiscal 2014 compared to Fiscal 2013, respectively. Selling expenses decreased $628,000, or 12.7%, in the first quarter of Fiscal 2014 compared to the same period in Fiscal 2013. The expense decrease was primarily due to advertising expenses associated with timing of the Louisville show which occurred in the first quarter of Fiscal 2013 and will occur in the second quarter of Fiscal 2014.
General and administrative expenses were 2.5% and 3.0% of net revenues in the first quarter of Fiscal 2014 and Fiscal 2013, respectively. General and administrative expenses decreased $189,000, or 3.3% in the first quarter of Fiscal 2014 compared to the same period in Fiscal 2013. This decrease was due primarily to a decrease in legal expenses of $527,000, partially offset by increased stock compensation expense of $209,000 in Fiscal 2014.
Non-operating income decreased $523,000 or 85.2%, in the first quarter of Fiscal 2014 compared to the same period in Fiscal 2013. This difference is primarily due to proceeds from COLI policies in Fiscal 2013.
The overall effective income tax provision rate for the first quarter of Fiscal 2014 was 30.8% compared to the tax provision rate of 30.0% for the first quarter of Fiscal 2013. The increase in tax rate for the first quarter of Fiscal 2014 is primarily a result of the increased level of pretax book income earned during the quarter and a reduced level (in comparison to book income) of benefits recorded for tax free and dividend income as well as uncertain tax positions during the quarter.
Net income and diluted income per share were $11.1 million and $0.40 per share, respectively, for the first quarter of Fiscal 2014. In the first quarter of Fiscal 2013, net income was $7.4 million and diluted income was $0.26 per share.

Analysis of Financial Condition, Liquidity and Resources
Cash and cash equivalents decreased $14.5 million during the first three months of Fiscal 2014 and totaled $49.7 million as of November 30, 2013. Significant liquidity events that occurred during the first three months of Fiscal 2014 were:

•	Increase in receivables and prepaid assets of $13.9 million

•	Generation of net income of $11.1 million

•	Increases in inventories of $10.4 million

•	Stock repurchases of approximately $5.6 million partially offset by $2.1 million of proceeds from the exercise of stock options
On October 31, 2012, we entered into the Credit Agreement with GECC. The Credit Agreement provides for an initial $35.0 million revolving credit facility based on our eligible inventory and expires on October 31, 2015 unless terminated earlier in accordance with its terms. There is no termination fee associated with the Credit Agreement.
The Credit Agreement contains no financial covenant restrictions for borrowings where we have excess borrowing availability under the facility of greater than $5.0 million. The Credit Agreement requires us to comply with a fixed charge ratio if excess borrowing availability under the facility is less than $5.0 million. In addition, the Credit Agreement also includes a framework to expand the size of the facility up to $50.0 million, based on mutually agreeable terms at the time of the expansion. See Note 6 to the financial statements.
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
Working capital at November 30, 2013 and August 31, 2013 was $164.8 million and $153.5 million, respectively, an increase of $11.3 million. We currently expect cash on hand, funds generated from operations and the availability under a credit facility to be sufficient to cover both short-term and long-term operating requirements. We anticipate capital expenditures during the balance of Fiscal 2014 of approximately $10.2 million, primarily for manufacturing equipment and facilities and IT upgrades.
We made share repurchases of $5.6 million in the first three months of Fiscal 2014. If we believe the common stock is trading at attractive levels and reflects a prudent use of our capital, we may purchase additional shares in the remainder of Fiscal 2014. See Part II, Item 2 of this Form 10-Q.
Operating Activities
Cash used in operating activities was $11.9 million for the three months ended November 30, 2013 compared to $10.3 million for the three months ended December 1, 2012. In Fiscal 2014 the combination of net income of $11.1 million and changes in non-cash charges (e.g., depreciation, LIFO, stock-based compensation, deferred income taxes) provided $13.5 million of operating cash. Changes in assets and liabilities (primarily increases in inventory and receivables) used $25.4 million of operating cash. In the first three months of Fiscal 2013, the combination of net income of $7.4 million and changes in non-cash charges (e.g., depreciation, LIFO, stock-based compensation, deferred income taxes) provided $8.9 million of operating cash. Changes in assets and liabilities (primarily an increase in inventories) used $19.2 million of operating cash.
Investing Activities
Cash provided by investing activities of $811,000 for the three months ended November 30, 2013 was due primarily to proceeds from the sale of investments of $2.4 million and was partially offset by capital spending of $1.7 million. In the three months ended December 1, 2012, cash used in investing activities of $975,000 was due primarily to payments of COLI borrowings of $1.4 million, and capital spending of $1.3 million, and was partially offset by proceeds of $1.0 million from COLI policies and proceeds of $566,000 from the sale of property.
Financing Activities
Cash used in financing activities of $3.5 million for the three months ended November 30, 2013 was primarily due to $5.6 million in repurchases of our stock partially offset by proceeds of $2.1 million from the exercise of stock options. Cash used in financing activities of $7.3 million for the three months ended December 1, 2012 was primarily due to $7.2 million in repurchases of our stock.

Significant Accounting Policies

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2013. We discuss our critical accounting estimates in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended August 31, 2013. We refer to these disclosures for a detailed explanation of our significant accounting policies and critical accounting estimates. There has been no significant change in our significant accounting policies or critical accounting estimates since the end of Fiscal 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

None

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings
We are involved in various legal proceedings which are ordinary litigation incidental to our business, some of which are covered in whole or in part by insurance. We believe, while the final resolution of any such litigation may have an impact on our results for a particular reporting period, the ultimate disposition of such litigation will not have any material adverse effect on our financial position, results of operations or liquidity.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10‑K for the fiscal year ended August 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 19, 2007, the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $60 million. There is no time restriction on this authorization. During the first quarter of Fiscal 2014, 210,000 shares were repurchased under the authorization, at an aggregate cost of $5.6 million. Of these shares, 49,000 were repurchased from employees who vested in Winnebago Industries shares during the first quarter of Fiscal 2014 and elected to pay their payroll tax via shares as opposed to cash. As of November 30, 2013, there was $34.4 million remaining under this authorization.
This table provides information with respect to purchases by us of shares of our common stock during each fiscal month of the first quarter of Fiscal 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
09/01/13 - 10/05/13	72,322	$22.49	72,322	$38,295,000
10/06/13 - 11/02/13	52,808	$27.44	52,808	$36,846,000
11/03/13 - 11/30/13	85,037	$29.23	85,037	$34,360,000
Total	210,167	$26.46	210,167	$34,360,000

Item 6. Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated January 3, 2014.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated January 3, 2014.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated January 3, 2014.

32.2	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated January 3, 2014.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*Attached as Exhibit 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended November 30, 2013 formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations and Comprehensive Income, (iii) the Unaudited Consolidated Statement of Cash Flows, and (iv) related notes to these financial statements. Such exhibits are deemed furnished and not filed pursuant to Rule 406T of Regulation S-T.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.

Date:	January 3, 2014	By	/s/ Randy J. Potts
Randy J. Potts
Chief Executive Officer, President, Chairman of the Board
(Principal Executive Officer)

Date:	January 3, 2014	By	/s/ Sarah N. Nielsen
Sarah N. Nielsen
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)