Form 10-Q
period 2014-03-01
WINNEBAGO INDUSTRIES INC
filed 2014-03-28
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 1, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, par value $0.50 per share, outstanding March 27, 2014 was 27,239,063.

Winnebago Industries, Inc.

Glossary

The following terms and abbreviations appear in the text of this report and are defined as follows:

3M	3M Company
AOCI	Accumulated Other Comprehensive Income (Loss)
ARS	Auction Rate Securities
ASC	Accounting Standards Codification
ASP	Average Sales Price
ASU	Accounting Standards Update
COLI	Company Owned Life Insurance
Credit Agreement	Credit Agreement dated as of October 31, 2012 by and between Winnebago Industries, Inc. and Winnebago of Indiana, LLC, as Borrowers, and General Electric Capital Corporation, as Agent
DCF	Discounted Cash Flow
FASB	Financial Accounting Standards Board
FIFO	First In, First Out
GAAP	Generally Accepted Accounting Principles
GECC	General Electric Capital Corporation
IRS	Internal Revenue Service
IT	Information Technology
LIBOR	London Interbank Offered Rate
LIFO	Last In, First Out
NMF	Non-Meaningful Figure
NYSE	New York Stock Exchange
OCI	Other Comprehensive Income
RV	Recreation Vehicle
RVIA	Recreation Vehicle Industry Association
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
Stat Surveys	Statistical Surveys, Inc.
SunnyBrook	SunnyBrook RV, Inc.
Towables	Winnebago of Indiana, LLC, a wholly-owned subsidiary of Winnebago Industries, Inc.
US	United States of America
XBRL	eXtensible Business Reporting Language

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Winnebago Industries, Inc.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	March 1, 2014	March 2, 2013	March 1, 2014	March 2, 2013
Net revenues	$228,811	$177,166	$451,481	$370,720
Cost of goods sold	205,966	159,975	402,674	332,782
Gross profit	22,845	17,191	48,807	37,938
Operating expenses:
Selling	4,489	3,831	8,822	8,792
General and administrative	4,949	4,488	10,572	10,300
(Gain) loss on sale of real estate	(629)	—	(629)	28
Total operating expenses	8,809	8,319	18,765	19,120
Operating income	14,036	8,872	30,042	18,818
Non-operating (expense) income	(74)	(19)	17	595
Income before income taxes	13,962	8,853	30,059	19,413
Provision for taxes	4,369	2,568	9,320	5,737
Net income	$9,593	$6,285	$20,739	$13,676

Income per common share:
Basic	$0.35	$0.22	$0.75	$0.49
Diluted	$0.35	$0.22	$0.74	$0.48

Weighted average common shares outstanding:
Basic	27,595	28,084	27,723	28,196
Diluted	27,724	28,191	27,850	28,280

Net income	$9,593	$6,285	$20,739	$13,676
Other comprehensive (loss) income:
Amortization of prior service credit (net of tax of $528, $474, $1,010 and $916)	(876)	(786)	(1,676)	(1,520)
Amortization of net actuarial loss (net of tax of $102, $147, $201 and $296)	168	250	332	503
Plan amendment (net of tax of $1,346, $1,613, $1,346 and $1,613)	2,234	2,676	2,234	2,676
Unrealized (depreciation) appreciation of investments (net of tax of $0, $33, $91 and $33)	—	(55)	151	(56)
Total other comprehensive income	1,526	2,085	1,041	1,603
Comprehensive income	$11,119	$8,370	$21,780	$15,279

See notes to consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except per share data)	March 1, 2014	August 31, 2013
Assets
Current assets:
Cash and cash equivalents	$16,258	$64,277
Receivables, less allowance for doubtful accounts ($149 and $152)	69,628	29,145
Inventories	124,289	112,541
Prepaid expenses and other assets	8,029	8,277
Income taxes receivable and prepaid	1,061	1,868
Deferred income taxes	8,264	7,742
Total current assets	227,529	223,850
Property, plant and equipment, net	20,411	20,266
Long-term investments	—	2,108
Investment in life insurance	25,587	25,051
Deferred income taxes	24,087	25,649
Goodwill	1,228	1,228
Other assets	10,284	10,993
Total assets	$309,126	$309,145

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$28,867	$28,142
Accrued expenses:
Accrued compensation	17,749	22,101
Product warranties	8,781	8,443
Self-insurance	4,612	4,531
Accrued loss on repurchases	1,971	1,287
Promotional	2,405	1,910
Other	5,251	3,940
Total current liabilities	69,636	70,354
Long-term liabilities:
Unrecognized tax benefits	3,641	3,988
Postretirement health care and deferred compensations benefits	59,611	64,074
Total long-term liabilities	63,252	68,062
Contingent liabilities and commitments
Stockholders' equity:
Capital stock common, par value $0.50; authorized 60,000 shares, issued 51,776 shares	25,888	25,888
Additional paid-in capital	31,445	29,334
Retained earnings	530,182	509,443
Accumulated other comprehensive income	1,890	849
Treasury stock, at cost (24,555 and 23,917 shares)	(413,167)	(394,785)
Total stockholders' equity	176,238	170,729
Total liabilities and stockholders' equity	$309,126	$309,145

See notes to consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(In thousands)	March 1, 2014	March 2, 2013
Operating activities:
Net income	$20,739	$13,676
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,966	2,178
LIFO expense	608	551
Stock-based compensation	1,388	996
Deferred income taxes including valuation allowance	(152)	(1,550)
Postretirement benefit income and deferred compensation expense	(405)	284
(Benefit) provision for doubtful accounts	(1)	6
Gain on disposal of property	(702)	(26)
Gain on life insurance	—	(509)
Increase in cash surrender value of life insurance policies	(440)	(547)
Change in assets and liabilities:
Inventories	(12,356)	(37,401)
Receivables, prepaid and other assets	(40,056)	(6,334)
Income taxes and unrecognized tax benefits	1,269	1,618
Accounts payable and accrued expenses	536	3,052
Postretirement and deferred compensation benefits	(1,924)	(2,136)
Net cash used in operating activities	(29,530)	(26,142)

Investing activities:
Proceeds from the sale of investments, at par	2,350	250
Proceeds from life insurance	—	974
Purchases of property and equipment	(3,772)	(2,443)
Proceeds from the sale of property	2,392	614
Repayments of COLI borrowings	—	(1,371)
Other	(105)	151
Net cash provided by (used in) investing activities	865	(1,825)

Financing activities:
Payments for purchases of common stock	(21,484)	(8,367)
Proceeds from exercise of stock options	2,080	—
Other	50	(114)
Net cash used in financing activities	(19,354)	(8,481)

Net decrease in cash and cash equivalents	(48,019)	(36,448)
Cash and cash equivalents at beginning of period	64,277	62,683
Cash and cash equivalents at end of period	$16,258	$26,235

Supplement cash flow disclosure:
Income taxes paid, net of refunds	$8,200	$5,670

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

In our opinion, the accompanying condensed unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly our consolidated financial position as of March 1, 2014 and the consolidated results of operations and comprehensive income and consolidated cash flows for the first six months of Fiscal 2014 and 2013. The consolidated statement of operations and comprehensive income for the first six months of Fiscal 2014 is not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet data as of August 31, 2013 was derived from audited financial statements, but does not include all of the information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the fiscal year ended August 31, 2013.

Fiscal Period
We follow a 52-/53-week fiscal year, ending the last Saturday in August. Fiscal 2014 is a 52-week year; the first quarter ending November 30, 2013 had 13 weeks; the first six months ending March 1, 2014 had 26 weeks. Fiscal 2013 was a 53-week fiscal year; the first quarter ending December 1, 2012 had 14 weeks; the first six months ending March 2, 2013 had 27 weeks.

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

Note 2: Concentration Risk

One of our dealer organizations accounted for 20.3% and 26.2% of our consolidated net revenue for the first six months of Fiscal 2014 and Fiscal 2013, respectively. A second dealer organization accounted for 12.3% and 13.4% of our consolidated net revenue for the first six months of Fiscal 2014 and Fiscal 2013, respectively. The loss of either of both of these dealer organizations could have a significant adverse effect on our business. In addition, deterioration in the liquidity or creditworthiness of these dealers could negatively impact our sales and could trigger repurchase obligations under our repurchase agreements.

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

The following tables set forth by level within the fair value hierarchy our financial assets that were accounted for at fair value on a recurring basis at March 1, 2014 and August 31, 2013 according to the valuation techniques we used to determine their fair values:

		Fair Value Measurements Using Inputs Considered As
(In thousands)	Fair Value at March 1, 2014	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs
Assets that fund deferred compensation:
Domestic equity funds	$6,389	$6,389	$—	$—
International equity funds	712	712	—	—
Fixed income funds	238	238	—	—
Total assets at fair value	$7,339	$7,339	$—	$—

		Fair Value Measurements Using Inputs Considered As
(In thousands)	Fair Value at August 31, 2013	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs
Long-term investments:
Student loan ARS	$2,108	$—	$—	$2,108
Assets that fund deferred compensation:
Domestic equity funds	7,127	7,127	—	—
International equity funds	742	742	—	—
Fixed income funds	287	287	—	—
Total assets at fair value	$10,264	$8,156	$—	$2,108

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

	Three Months Ended		Six Months Ended
(In thousands)	March 1, 2014	March 2, 2013	March 1, 2014	March 2, 2013
Balance at beginning of period	$—	$8,823	$2,108	$9,074
Transfer to Level 2	—	—	—	(250)
Net change included in other comprehensive income	—	(88)	242	(89)
Sales	—	—	(2,350)	—
Balance at end of period	$—	$8,735	$—	$8,735
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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Our non-financial assets, which include goodwill and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, we must evaluate the non-financial asset for impairment. If an impairment did occur, the asset is required to be recorded at the estimated fair value. During the first six months of Fiscal 2014, no impairments were recorded for non-financial assets.

Note 4: Inventories
Inventories consist of the following:

(In thousands)	March 1, 2014	August 31, 2013
Finished goods	$46,768	$43,927
Work-in-process	48,857	46,257
Raw materials	59,117	52,201
Total	154,742	142,385
LIFO reserve	(30,453)	(29,844)
Total inventories	$124,289	$112,541
The above value of inventories, before reduction for the LIFO reserve, approximates replacement cost. Of the $154.7 million and $142.4 million inventory at March 1, 2014 and August 31, 2013, respectively, $145.7 million and $136.1 million is valued on a LIFO basis. Towables inventory of $9.0 million and $6.3 million at March 1, 2014 and August 31, 2013, respectively, is valued on a FIFO basis.

Note 5: Property, Plant and Equipment
Property, plant and equipment is stated at cost, net of accumulated depreciation and consists of the following:

(In thousands)	March 1, 2014	August 31, 2013
Land	$707	$757
Buildings and building improvements	47,067	50,297
Machinery and equipment	92,954	91,224
Transportation	8,942	9,044
Total property, plant and equipment, gross	149,670	151,322
Less accumulated depreciation	(129,259)	(131,056)
Total property, plant and equipment, net	$20,411	$20,266

On December 19, 2013 3M exercised an option to purchase warehouse facilities that they had leased from us since 1980. Net proceeds from the sale were $2.3 million, resulting in a gain of $629,000. We received lease payments of $860,000 and recorded depreciation charges of $148,000 in Fiscal 2013 related to these warehouse facilities.

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

Changes in our product warranty liability are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	March 1, 2014	March 2, 2013	March 1, 2014	March 2, 2013
Balance at beginning of period	$8,345	$7,549	$8,443	$6,990
Provision	2,368	2,463	5,138	4,949
Claims paid	(1,932)	(1,947)	(4,800)	(3,874)
Balance at end of period	$8,781	$8,065	$8,781	$8,065

Note 8: Employee and Retiree Benefits
Postretirement health care and deferred compensation benefits are as follows:

(In thousands)	March 1, 2014	August 31, 2013
Postretirement health care benefit cost	$33,113	$36,244
Non-qualified deferred compensation	21,669	22,366
Executive share option plan liability	6,382	6,959
SERP benefit liability	2,952	2,876
Executive deferred compensation	187	105
Officer stock-based compensation	386	543
Total postretirement health care and deferred compensation benefits	64,689	69,093
Less current portion	(5,078)	(5,019)
Long-term postretirement health care and deferred compensation benefits	$59,611	$64,074
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

•
In January 2012 the employer-established dollar caps were reduced by 10%, which reduced our liability for postretirement health care by $4.6 million and is being amortized as prior service credit over 7.8 years.

•
In January 2013 the employer-established dollar caps were further reduced by 10%, which reduced our liability for postretirement health care by approximately $4.3 million and is being amortized as prior service credit over 7.5 years.

•
In January 2014 the employer-established dollar caps were further reduced by 10%, which reduced our liability for postretirement health care by approximately $3.6 million and is being amortized as prior service credit over 7.3 years.

Net periodic postretirement benefit income consisted of the following components:

	Three Months Ended		Six Months Ended
(In thousands)	March 1, 2014	March 2, 2013	March 1, 2014	March 2, 2013
Interest cost	$386	$369	$780	$763
Service cost	98	141	200	293
Amortization of prior service benefit	(1,405)	(1,261)	(2,686)	(2,437)
Amortization of net actuarial loss	269	392	529	788
Net periodic postretirement benefit income	$(652)	$(359)	$(1,177)	$(593)

Payments for postretirement health care	$259	$273	$532	$565

Note 9: Stock-Based Compensation Plans
In October 2013, we adopted the 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan (as amended, the "Plan"). It was approved by shareholders in December 2013 and allows us to grant or issue non-qualified stock options, incentive stock options, share awards and other equity compensation to key employees and to non-employee directors.
The Plan replaced the 2004 Incentive Compensation Plan which had a ten-year term. No new grants may be made from the 2004 Incentive Compensation Plan on or after January 1, 2014. Any stock awards previously granted under the 2004 Incentive Compensation Plan shall continue to vest and /or be exercisable in accordance with their original terms and conditions.
On October 16, 2013 and October 10, 2012 the Board of Directors granted an aggregate of 84,200 and 155,600 shares, respectively, of restricted common stock to our key employees and non-employee directors under the 2004 Plan. The value of the restricted stock award is determined using the intrinsic value method which, in this case, is based on the number of shares granted and the closing price of our common stock on the date of grant.
Stock-based compensation expense was $436,000 and $309,000 during the second quarters of Fiscal 2014 and 2013, respectively. Stock-based compensation expense was $1.4 million and $996,000 during the six months of Fiscal 2014 and 2013, respectively. Of the $1.4 million in Fiscal 2014, $934,000 related to the October 16, 2013 grant of 84,200 shares. The remainder is related to the amortization of previously granted restricted stock awards, as well as non-employee director stock units issued in lieu of director fees. Compensation expense is recognized over the requisite service period of the award or over a period ending with the employee's eligible retirement date, if earlier.
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
Our repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 18 months, provide that our liability will be the lesser of remaining principal owed by the dealer or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our contingent liability on these repurchase agreements was approximately $288.7 million and $232.9 million at March 1, 2014 and August 31, 2013, respectively.
In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of recreation vehicles to repurchase current inventory if a dealership exits the business. Incremental repurchase exposure beyond existing repurchase agreements, related to dealer inventory in states that we have had historical experience of repurchasing inventory, totaled $18.4 million and $5.0 million at March 1, 2014 and August 31, 2013, respectively.
Our risk of loss related to our repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on the repurchase exposure as previously described, we established an associated loss reserve. Our accrued losses on repurchases were $2.0 million as of March 1, 2014 and $1.3 million as of August 31, 2013.

A summary of repurchase activity is as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	March 1, 2014	March 2, 2013	March 1, 2014	March 2, 2013
Inventory repurchased:
Units	—	—	14	—
Dollars	$—	$—	$325	$—
Inventory resold:
Units	—	—	14	—
Cash collected	$—	$—	$257	$—
Loss recognized	$—	$—	$68	$—
Units in ending inventory	—	—	—	—

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our loss reserve for repurchase commitments. A hypothetical change of a 10% increase or decrease in our significant repurchase commitment assumptions at March 1, 2014 would have affected net income by approximately $315,000.

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

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to uncertainty of realizing deferred tax assets. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more-likely-than-not” standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company's current or previous losses are given more weight than its future outlook. Based on ASC 740 guidelines, as of March 1, 2014 and August 31, 2013, we have applied a valuation allowance of $1.4 million and $1.6 million, respectively, against our deferred tax assets. We will continue to assess the likelihood that our deferred tax assets will be realizable at each reporting period and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

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

As of March 1, 2014, our unrecognized tax benefits were $2.0 million, of which if realized $2.5 million could have a positive impact on the overall effective tax rate. It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits as tax expense. As of March 1, 2014, we had accrued $1.6 million in interest and penalties which are not included in the unrecognized tax benefits of $2.0 million. We do not anticipate any significant changes in unrecognized tax benefits within the next twelve months. Actual results may differ materially from this estimate.

Note 12: Earnings Per Share
The following table reflects the calculation of basic and diluted income per share:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	March 1, 2014	March 2, 2013	March 1, 2014	March 2, 2013
Income per share - basic
Net income	$9,593	$6,285	$20,739	$13,676
Weighted average shares outstanding	27,595	28,084	27,723	28,196
Net income per share - basic	$0.35	$0.22	$0.75	$0.49

Income per share - assuming dilution
Net income	$9,593	$6,285	$20,739	$13,676
Weighted average shares outstanding	27,595	28,084	27,723	28,196
Dilutive impact of awards and options outstanding	129	107	127	84
Weighted average shares and potential dilutive shares outstanding	27,724	28,191	27,850	28,280
Net income per share - assuming dilution	$0.35	$0.22	$0.74	$0.48

At the end of the second quarters of Fiscal 2014 and Fiscal 2013, there were options outstanding to purchase 316,600 shares and 673,328 shares, respectively, of common stock at an average price of $32.02 and $29.83, respectively, which were not included in the computation of diluted income per share because they are considered anti-dilutive under the treasury stock method per ASC 260, Earnings Per Share.

Note 13: Comprehensive Income

Changes in AOCI by component, net of tax, were:

	Three Months Ended
	March 1, 2014			March 2, 2013
(In thousands)	Defined Benefit Pension Items	Unrealized Gains and Losses on Available- for-Sale Securities	Total	Defined Benefit Pension Items	Unrealized Gains and Losses on Available- for-Sale Securities	Total
Balance at beginning of period	$364	$—	$364	$(3,807)	$(361)	$(4,168)

OCI before reclassifications	2,234	—	2,234	2,676	(55)	2,621
Amounts reclassified from AOCI	(708)	—	(708)	(536)	—	(536)
Net current-period OCI	1,526	—	1,526	2,140	(55)	2,085

Balance at end of period	$1,890	$—	$1,890	$(1,667)	$(416)	$(2,083)

	Six Months Ended
	March 1, 2014			March 2, 2013
(In thousands)	Defined Benefit Pension Items	Unrealized Gains and Losses on Available- for-Sale Securities	Total	Defined Benefit Pension Items	Unrealized Gains and Losses on Available- for-Sale Securities	Total
Balance at beginning of period	$1,000	$(151)	$849	$(3,326)	$(360)	$(3,686)

OCI before reclassifications	2,234	151	2,385	2,676	(56)	2,620
Amounts reclassified from AOCI	(1,344)	—	(1,344)	(1,017)	—	(1,017)
Net current-period OCI	890	151	1,041	1,659	(56)	1,603

Balance at end of period	$1,890	$—	$1,890	$(1,667)	$(416)	$(2,083)

Reclassifications out of AOCI in net periodic benefit costs, net of tax, were:

		Three Months Ended		Six Months Ended
(In thousands)	Location on Consolidated Statements of Operations and Comprehensive Income	March 1, 2014	March 2, 2013	March 1, 2014	March 2, 2013
Amortization of prior service credit	Cost of goods sold	$—	$(682)	$—	$(1,319)
	Operating expenses	(876)	(104)	(1,676)	(201)
		(876)	(786)	(1,676)	(1,520)

Amortization of net actuarial loss	Cost of goods sold	—	212	—	427
	Operating expenses	168	38	332	76
		168	250	332	503

Total		$(708)	$(536)	$(1,344)	$(1,017)

Note 14: Subsequent Event

We evaluated all events or transactions occurring between the balance sheet date for the quarterly period ended March 1, 2014 and the date of issuance of the financial statements that would require recognition or disclosure in the financial statements. There were no material subsequent events.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This management's discussion should be read in conjunction with the Condensed Unaudited Financial Statements contained in this Form 10-Q as well as the Management's Discussion and Analysis and Risk Factors included in our Annual Report on Form 10‑K for the fiscal year ended August 31, 2013.

Forward-Looking Information

Certain of the matters discussed in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. A number of factors could cause actual results to differ materially from these statements, including, but not limited to availability of chassis and other key component parts, increases in interest rates, availability of credit, low consumer confidence, significant increase in repurchase obligations, inadequate liquidity or capital resources, availability and price of fuel, a slowdown in the economy, increased material and component costs, sales order cancellations, slower than anticipated sales of new or existing products, new product introductions by competitors, a breach of our information technology systems, the effect of global tensions, integration of operations relating to mergers and acquisitions activities and other factors which may be disclosed throughout this report. Although we believe that the expectations reflected in the “forward-looking statements” are reasonable, we cannot guarantee future results, or levels of activity, performance or achievements. Undue reliance should not be placed on these “forward-looking statements,” which speak only as of the date of this report. We undertake no obligation to publicly update or revise any “forward-looking statements” whether as a result of new information, future events or otherwise, except as required by law or the rules of the NYSE.

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

Our motorized and towable retail unit market share, as reported by Stat Surveys based on state records, is illustrated below. Note that this data is subject to adjustment and is continuously updated.

	Motorized
	Through January 31		Calendar Year
US	2014	2013	2013	2012	2011
Class A gas	20.6%	26.3%	22.4%	24.2%	22.2%
Class A diesel	20.6%	19.9%	18.0%	19.4%	17.6%
Total Class A	20.6%	23.6%	20.7%	22.2%	20.2%
Class C	15.8%	18.8%	17.5%	18.3%	17.4%
Total Class A and C	18.5%	21.9%	19.2%	20.5%	19.0%

Class B	16.0%	18.4%	17.0%	17.6%	7.9%

Canadian	2014	2013	2013	2012	2011
Class A gas	25.0%	—%	13.9%	15.3%	16.5%
Class A diesel	5.9%	16.7%	15.6%	17.3%	18.0%
Total Class A	16.2%	9.5%	14.5%	16.1%	17.1%
Class C	18.8%	33.3%	11.9%	14.9%	15.9%
Total Class A and C	17.0%	19.4%	13.1%	15.5%	16.5%

Class B	—%	—%	20.1%	12.7%	7.1%

	Towables
	Through January 31		Calendar Year
US	2014	2013	2013	2012	2011
Travel trailer	1.0%	1.1%	1.0%	0.8%	0.6%
Fifth wheel	0.5%	0.9%	0.8%	1.1%	0.5%
Total towables	0.9%	1.1%	0.9%	0.9%	0.6%

Canadian	2014	2013	2013	2012	2011
Travel trailer	0.3%	0.6%	0.9%	0.6%	0.5%
Fifth wheel	—%	0.8%	1.4%	1.5%	0.6%
Total towables	0.2%	0.6%	1.0%	0.9%	0.5%

Presented in fiscal quarters, certain key metrics are shown below:

	Class A, B & C Motorhomes				Travel Trailers & Fifth Wheels
			As of Quarter End				As of Quarter End
	Wholesale	Retail	Dealer	Order	Wholesale	Retail	Dealer	Order
(In units)	Deliveries	Registrations	Inventory	Backlog	Deliveries	Registrations	Inventory	Backlog
Q3 2012	1,280	1,414	1,940	1,237	646	652	1,370	505
Q4 2012	1,321	1,334	1,927	1,473	695	700	1,365	411
Q1 2013	1,534	1,416	2,045	2,118	557	367	1,555	687
Q2 2013	1,419	1,072	2,392	2,752	548	328	1,775	381
Rolling 12 months	5,554	5,236			2,446	2,047
Mar 2012-Feb 2013

Q3 2013	1,978	1,736	2,634	2,846	713	846	1,642	443
Q4 2013	1,890	1,870	2,654	3,409	717	748	1,611	221
Q1 2014	2,005	1,524	3,135	3,534	484	504	1,591	151
Q2 2014	2,055	1,283	3,907	2,900	575	394	1,772	206
Rolling 12 months	7,928	6,413			2,489	2,492
Mar 2013-Feb 2014

Industry Outlook
Key statistics for the motorhome industry are as follows:

	US and Canada Industry Class A, B & C Motorhomes
	Wholesale Shipments(1)					Retail Registrations(2)
	Calendar Year					Calendar Year
(In units)	2013		2012	Increase	Change	2013		2012	Increase	Change
Q1	8,500		6,869	1,631	23.7%	7,145		5,706	1,439	25.2%
Q2	10,972		7,707	3,265	42.4%	10,898		8,206	2,692	32.8%
Q3	9,469		6,678	2,791	41.8%	9,111		6,916	2,195	31.7%
Q4	9,391		6,944	2,447	35.2%	6,276		4,922	1,354	27.5%
Total	38,332		28,198	10,134	35.9%	33,430		25,750	7,680	29.8%

(In units)	2014		2013	Increase	Change	2014		2013	Increase	Change
January	3,268		2,577	691	26.8%	1,955		1,775	180	10.1%
February	3,737		2,838	899	31.7%		(4)	2,172
March	4,229	(3)	3,085	1,144	37.1%		(4)	3,198
Q1	11,234	(3)	8,500	2,734	32.2%		(4)	7,145
Q2	12,500	(3)	10,972	1,528	13.9%		(4)	10,898
Q3	10,800	(3)	9,469	1,331	14.1%		(4)	9,111
Q4	10,200	(3)	9,391	809	8.6%		(4)	6,276
Total	44,734	(3)	38,332	6,402	16.7%			33,430

(1)	Class A, B and C wholesale shipments as reported by RVIA.

(2)	Class A, B and C retail registrations as reported by Stat Surveys for the US and Canada combined.

(3)
Monthly and quarterly 2014 Class A, B and C wholesale shipments are based upon the forecast prepared by Dr. Richard Curtin of the University of Michigan Consumer Survey Research Center for RVIA and reported in the Roadsigns RV Spring 2014 Industry Forecast Issue. The revised RVIA annual 2014 wholesale shipment forecast is 43,900.

(4)	Stat Surveys has not issued a projection for 2014 retail demand for this period.

Key statistics for the towable industry are as follows:

	US and Canada Travel Trailer & Fifth Wheel Industry
	Wholesale Shipments(1)					Retail Registrations(2)
	Calendar Year					Calendar Year
(In units)	2013		2012	Increase	Change	2013		2012	Increase	Change
Q1	66,745		60,402	6,343	10.5%	42,959		39,093	3,866	9.9%
Q2	79,935		71,095	8,840	12.4%	94,648		83,990	10,658	12.7%
Q3	61,251		56,601	4,650	8.2%	79,758		67,344	12,414	18.4%
Q4	60,104		54,782	5,322	9.7%	37,011		32,469	4,542	14.0%
Total	268,035		242,880	25,155	10.4%	254,376		222,896	31,480	14.1%

(In units)	2014		2013	Increase	Change	2014		2013	Decrease	Change
January	21,306		20,493	813	4.0%	9,270		9,406	(136)	(1.4)%
February	26,043		21,995	4,048	18.4%		(4)	12,825
March	27,429	(3)	24,257	3,172	13.1%		(4)	20,728
Q1	74,778	(3)	66,745	8,033	12.0%		(4)	42,959
Q2	84,500	(3)	79,935	4,565	5.7%		(4)	94,648
Q3	66,800	(3)	61,251	5,549	9.1%		(4)	79,758
Q4	61,900	(3)	60,104	1,796	3.0%		(4)	37,011
Total	287,978	(3)	268,035	19,943	7.4%			254,376

(1)	Towable wholesale shipments as reported by RVIA.

(2)	Towable retail registrations as reported by Stat Surveys for the US and Canada combined.

(3)
Monthly and quarterly 2014 towable wholesale shipments are based upon the forecast prepared by Dr. Richard Curtin of the University of Michigan Consumer Survey Research Center for RVIA and reported in the Roadsigns RV Spring 2014 Industry Forecast Issue. The revised RVIA annual 2014 wholesale shipment forecast is 280,600.

(4)	Stat Surveys has not issued a projection for retail demand for this period.

Company Outlook
Our motorized dealer backlog is an indicator of demand for our product in the current marketplace. We believe the increase is a result of the overall growth of the RV industry coupled with positive dealer response and increased retail registration activity of our products. As a result of the improved demand, we have been increasing our production rates and leased an additional production facility in which production began late in the second quarter of Fiscal 2014.

Another positive outcome of the increased demand is an improved sales incentive environment. Coupled with the operating leverage within our business model, we are able to achieve stronger operating margins. During the first half of Fiscal 2014 we achieved operating margins of 6.7%, an increase of 160 basis points when compared to the first half of Fiscal 2013.

As we announced previously, in our third quarter we will deliver approximately 500 rental units to Apollo Motorhome Holidays, LLC ("Apollo"), a US RV rental company that principally rents to foreign customers through a strong network of international travel agencies. To secure an order of this magnitude, we have contractually agreed to repurchase up to two thirds of the units at specified prices after one season of rental use provided certain conditions are met. Therefore, only one third of the order will be reported as typical motorhome sales during the third quarter. The other two thirds of the units, which are subject to the repurchase option, will be accounted for as an operating lease similar to how the automotive industry treats vehicle sales to daily rental car companies. Estimated lease revenue will be recorded ratably over the period that Apollo holds the units based on the difference between the net sales proceeds and the repurchase obligations. We anticipate repurchasing the rental units in the first quarter of our Fiscal 2015 and our plan is to immediately resell them into the market place. As a result, only one third of these units are reported in our unit order backlog below as of March 1, 2014.

Our motorized sales order backlog of 2,900 as of March 1, 2014 represents orders to be shipped in the next two quarters:

	As Of
(In units)	March 1, 2014		March 2, 2013		(Decrease) Increase	% Change
Class A gas	1,129	38.9%	1,216	44.2%	(87)	(7.2)%
Class A diesel	274	9.4%	375	13.6%	(101)	(26.9)%
Total Class A	1,403	48.4%	1,591	57.8%	(188)	(11.8)%
Class B	274	9.4%	121	4.4%	153	126.4%
Class C	1,223	42.2%	1,040	37.8%	183	17.6%
Total motorhome backlog(1)	2,900	100.0%	2,752	100.0%	148	5.4%

Travel trailer	169	82.0%	325	85.3%	(156)	(48.0)%
Fifth wheel	37	18.0%	56	14.7%	(19)	(33.9)%
Total towable backlog(1)	206	100.0%	381	100.0%	(175)	(45.9)%

Approximate backlog revenue in thousands
Motorhome	$260,095		$277,270		$(17,175)	(6.2)%
Towable	$4,853		$8,105		$(3,252)	(40.1)%

(1)	Percentages may not add due to rounding differences.

(2)
Our backlog includes all accepted purchase orders from dealers to be shipped within the next six months. Orders in backlog can be cancelled or postponed at the option of the purchaser and, therefore, backlog may not necessarily be an accurate measure of future sales.

Our unit dealer inventory was as follows:

	March 1, 2014	March 2, 2013	Increase (Decrease)	% Change
Motorhomes	3,907	2,392	1,515	63.3%
Towables	1,772	1,775	(3)	(0.2)%

We believe that the increased level of our motorized dealer inventory at the end of the second quarter of Fiscal 2014 is aligned with current market conditions given the improved retail demand and the strong sales order backlog of our product. We have introduced a number of new products in the past six months (Class B: Travato; Class C: Trend, Viva; Class A diesel: Forza, Solei), many of these products were delivered to the dealers during the second quarter of Fiscal 2014 for their initial stocking. We believe that these innovative products will generate additional retail demand in the coming quarters. We have also expanded our points of distribution for these new product offerings in the past year as our dealer locations have increased 12%, which is another factor contributing to our dealer inventory growth.
The recreational vehicle industry has, from time to time, experienced shortages of chassis due to various causes such as component shortages and/or production delays due to quality issues at the chassis manufacturers. In the first half of Fiscal 2014 we have experienced shortages of certain motorized RV chassis which has negatively affect our sales and earnings. Current limitations in the availability of these chassis have also hindered our ability to increase production levels and are anticipated to continue through part of our third quarter of Fiscal 2014.

Results of Operations
Current Quarter Compared to the Comparable Quarter Last Year
The following is an analysis of changes in key items included in the statements of operations:

	Three Months Ended
(In thousands, except percent and per share data)	March 1, 2014	% of Revenues(1)	March 2, 2013	% of Revenues(1)	Increase (Decrease)	% Change
Net revenues	$228,811	100.0%	$177,166	100.0%	$51,645	29.2%
Cost of goods sold	205,966	90.0%	159,975	90.3%	45,991	28.7%
Gross profit	22,845	10.0%	17,191	9.7%	5,654	32.9%

Selling	4,489	2.0%	3,831	2.2%	658	17.2%
General and administrative	4,949	2.2%	4,488	2.5%	461	10.3%
Gain on sale of real estate	(629)	(0.3)%	—	—%	(629)	NMF
Operating expenses	8,809	3.8%	8,319	4.7%	490	5.9%

Operating income	14,036	6.1%	8,872	5.0%	5,164	58.2%
Non-operating expense	(74)	—%	(19)	—%	(55)	289.5%
Income before income taxes	13,962	6.1%	8,853	5.0%	5,109	57.7%
Provision for taxes	4,369	1.9%	2,568	1.4%	1,801	70.1%
Net income	$9,593	4.2%	$6,285	3.5%	$3,308	52.6%

Diluted income per share	$0.35		$0.22		$0.13	59.1%
Diluted average shares outstanding	27,724		28,191		(467)	(1.7)%
(1) Percentages may not add due to rounding differences.
Unit deliveries and ASP, net of discounts, consisted of the following:

	Three Months Ended
(In units)	March 1, 2014	Product Mix % (1)	March 2, 2013	Product Mix % (1)	Increase (Decrease)	% Change
Motorhomes:
Class A gas	589	28.7%	503	35.4%	86	17.1%
Class A diesel	456	22.2%	321	22.6%	135	42.1%
Total Class A	1,045	50.9%	824	58.1%	221	26.8%
Class B	198	9.6%	95	6.7%	103	108.4%
Class C	812	39.5%	500	35.2%	312	62.4%
Total motorhome deliveries	2,055	100.0%	1,419	100.0%	636	44.8%

ASP (in thousands)	$100.6		$111.5		$(10.9)	(9.8)%

Towables:
Travel trailer	463	80.5%	438	79.9%	25	5.7%
Fifth wheel	112	19.5%	110	20.1%	2	1.8%
Total towable deliveries	575	100.0%	548	100.0%	27	4.9%

ASP (in thousands)	$23.9		$21.9		$2.1	9.4%
(1) Percentages may not add due to rounding differences.

Net revenues consisted of the following:

	Three Months Ended
(In thousands)	March 1, 2014		March 2, 2013		Increase	% Change
Motorhomes (1)	$207,406	90.6%	$158,162	89.3%	$49,244	31.1%
Towables (2)	13,726	6.0%	11,893	6.7%	1,833	15.4%
Other manufactured products	7,679	3.4%	7,111	4.0%	568	8.0%
Total net revenues	$228,811	100.0%	$177,166	100.0%	$51,645	29.2%

(1)	Includes motorhome units, parts and services.

(2)	Includes towable units and parts.

Motorhome net revenues increased $49.2 million or 31.1% in the second quarter of Fiscal 2014. The significant increase was attributed primarily to a 44.8% increase in unit deliveries driven by higher dealer and retail consumer demand, partially offset by a decrease in motorhome ASP of 9.8% as compared to the second quarter of Fiscal 2013. The decrease in ASP was primarily due to a shift in class A diesel product to lower price points, a higher percent of Class C unit sales and a lower percent of class A gas unit sales in the second quarter of Fiscal 2014.

The increase in Towables revenues of $1.8 million or 15.4% was attributed to a 4.9% increase in unit deliveries and an increase of in ASP of 9.4% as compared to the second quarter of Fiscal 2013.

Cost of goods sold was $206.0 million, or 90.0% of net revenues for the second quarter of Fiscal 2014 compared to $160.0 million, or 90.3% of net revenues for the second quarter of Fiscal 2013 due to the following:

•
Total variable costs (materials, direct labor, variable overhead, delivery expense and warranty), as a percent of net revenues, increased to 84.5% this year from 84.1%. We incurred weather-related production inefficiencies and a temporary component outsourcing program which increased the variable cost percentage.

•
Fixed overhead (manufacturing support labor, depreciation and facility costs) and research and development-related costs decreased to 5.5% of net revenues compared to 6.2% for Fiscal 2013. This difference was primarily due to significantly higher production levels in Fiscal 2014 which resulted in higher absorption of fixed overhead costs and was, in part, negatively impacted by increased weather-related costs (e.g. utilities and snow removal).

•	All factors considered, gross profit increased from 9.7% to 10.0% of net revenues.
Selling expenses decreased to 2.0% from 2.2% of net revenues in the second quarter of Fiscal 2014 compared to the same period in Fiscal 2013, respectively. Selling expenses increased $658,000, or 17.2%, in the second quarter of Fiscal 2014 compared to the same period in Fiscal 2013. The expense increase was primarily due to advertising expenses associated with timing of the Louisville show which occurred in the first quarter in Fiscal 2013 and in the second quarter in Fiscal 2014.
General and administrative expenses were 2.2% and 2.5% of net revenues in the second quarter of Fiscal 2014 and Fiscal 2013, respectively. General and administrative expenses increased $461,000, or 10.3% in the second quarter of Fiscal 2014 compared to the same period in Fiscal 2013. This increase was due primarily to increases of $318,000 in consulting fees and IT expenses in Fiscal 2014.
On December 19, 2013 3M exercised an option to purchase warehouse facilities that they had leased from us since 1980. We realized a gain of $629,000 on the sale of this real estate. See Note 5 to the financial statements.
Non-operating expense increased $55,000 in the second quarter of Fiscal 2014 compared to the same period in Fiscal 2013. The increase was primarily related to our COLI policies.
The overall effective income tax rate for the second quarter of Fiscal 2014 was 31.3% compared to the effective tax rate of 29.0% for the second quarter of Fiscal 2013. The increase in tax rate for the second quarter of Fiscal 2014 is primarily a result of the increased level of pretax book income earned during the quarter and a reduced level (in comparison to book income) of benefits recorded for tax credits and tax free and dividend income during the quarter. The legislation for various applicable tax credits expired on December 31, 2013; therefore our projected benefits for these credits are limited to four months of our fiscal year.
Net income and diluted income per share were $9.6 million and $0.35 per share, respectively, for the second quarter of Fiscal 2014. In the second quarter of Fiscal 2013, net income was $6.3 million and diluted income was $0.22 per share. The impact of stock repurchases in the last twelve months on diluted net income per share was an increase of $0.01 for the second quarter of Fiscal 2014. See Part II, Item 2.

Six Months of Fiscal 2014 Compared to the Comparable Six Months of Fiscal 2013
The following is an analysis of changes in key items included in the statements of operations:

	Six Months Ended
(In thousands, except percent and per share data)	March 1, 2014	% of Revenues(1)	March 2, 2013	% of Revenues(1)	Increase (Decrease)	% Change
Net revenues	$451,481	100.0%	$370,720	100.0%	$80,761	21.8%
Cost of goods sold	402,674	89.2%	332,782	89.8%	69,892	21.0%
Gross profit	48,807	10.8%	37,938	10.2%	10,869	28.6%

Selling	8,822	2.0%	8,792	2.4%	30	0.3%
General and administrative	10,572	2.3%	10,300	2.8%	272	2.6%
(Gain) loss on sale of real estate	(629)	(0.1)%	28	—%	(657)	NMF
Operating expenses	18,765	4.2%	19,120	5.2%	(355)	(1.9)%

Operating income	30,042	6.7%	18,818	5.1%	11,224	59.6%
Non-operating income	17	—%	595	0.2%	(578)	(97.1)%
Income before income taxes	30,059	6.7%	19,413	5.2%	10,646	54.8%
Provision for taxes	9,320	2.1%	5,737	1.5%	3,583	62.5%
Net income	$20,739	4.6%	$13,676	3.7%	$7,063	51.6%

Diluted income per share	$0.74		$0.48		$0.26	54.2%
Diluted average shares outstanding	27,850		28,280		(430)	(1.5)%
(1) Percentages may not add due to rounding differences.
Unit deliveries and ASP, net of discounts, consisted of the following:

	Six Months Ended
(In units)	March 1, 2014	Product Mix % (1)	March 2, 2013	Product Mix % (1)	Increase (Decrease)	% Change
Motorhomes:
Class A gas	1,299	32.0%	1,123	38.0%	176	15.7%
Class A diesel	853	21.0%	666	22.6%	187	28.1%
Total Class A	2,152	53.0%	1,789	60.6%	363	20.3%
Class B	300	7.4%	185	6.3%	115	62.2%
Class C	1,608	39.6%	979	33.2%	629	64.2%
Total motorhome deliveries	4,060	100.0%	2,953	100.0%	1,107	37.5%

ASP (in thousands)	$100.5		$111.7		$(11.2)	(10.0)%

Towables:
Travel trailer	870	82.2%	846	76.6%	24	2.8%
Fifth wheel	189	17.8%	259	23.4%	(70)	(27.0)%
Total towable deliveries	1,059	100.0%	1,105	100.0%	(46)	(4.2)%

ASP (in thousands)	$22.9		$21.6		$1.3	5.8%
(1) Percentages may not add due to rounding differences.

Net revenues consisted of the following:

	Six Months Ended
(In thousands)	March 1, 2014		March 2, 2013		Increase	% Change
Motorhomes (1)	$411,791	91.2%	$331,990	89.6%	$79,801	24.0%
Towables (2)	24,257	5.4%	23,964	6.4%	293	1.2%
Other manufactured products	15,433	3.4%	14,766	4.0%	667	4.5%
Total net revenues	$451,481	100.0%	$370,720	100.0%	$80,761	21.8%

(1)	Includes motorhome units, parts and services.

(2)	Includes towable units and parts.

The increase in motorhome net revenues of $79.8 million or 24.0% was attributed primarily to a 37.5% increase in unit deliveries in the first six months of Fiscal 2014 driven by higher dealer and retail consumer demand as compared to the first six months of Fiscal 2013, partially offset by a decrease in motorhome ASP of 10.0% as compared to the first six months of Fiscal 2013.

Towables revenues were $24.3 million in the first six months of Fiscal 2014, compared to $24.0 million in the first six months of Fiscal 2013. Overall, the 4.2% decrease in unit deliveries was offset by a 5.8% increase in ASPs.

One contributing factor to the increase in unit deliveries during Fiscal 2014 relates to revised shipping terms with our dealers. Effective in the first quarter of Fiscal 2014, we entered into revised dealer agreements to change our shipping terms so that title and risk of loss passes to our dealers upon acceptance of the unit by an independent transportation company for delivery which is standard industry practice. As a result of this term change, an additional $51.7 million of revenue was recognized in the first six months of Fiscal 2014, which represented units in possession of the transportation company in-transit to the dealer. In Fiscal 2013, such revenues would have been recognized in the third fiscal quarter. Conversely, due to our 52/53 week fiscal year convention, the first six months of Fiscal 2013 had an extra week in the first quarter as compared to the first six months of Fiscal 2014 resulting in an additional $13.8 million of revenue recognized in the prior year first quarter. The net effect of these two timing items resulted in a positive impact of $37.9 million when comparing the first six months of Fiscal 2014 to the first six months of Fiscal 2013.

Cost of goods sold was $402.7 million, or 89.2% of net revenues for the first six months of Fiscal 2014 compared to $332.8 million, or 89.8% of net revenues for the first six months of Fiscal 2013 due to the following:

•
Total variable costs (materials, direct labor, variable overhead, delivery expense and warranty), as a percent of net revenues, were flat at 83.9% both this year and last year with higher material costs partially offset by greater production efficiencies due to increased production levels.

•
Fixed overhead (manufacturing support labor, depreciation and facility costs) and research and development-related costs decreased to 5.3% of net revenues compared to 5.9% for Fiscal 2013. This difference was primarily due to significantly higher production levels in Fiscal 2014 which resulted in higher absorption of fixed overhead costs.

•	All factors considered, gross profit increased from 10.2% to 10.8% of net revenues.
Selling expenses decreased to 2.0% from 2.4% of net revenues in the first six months of Fiscal 2014 as compared to Fiscal 2013, respectively. Overall, selling expenses were flat when comparing the first six months of Fiscal 2014 to the same period in Fiscal 2013. Increases in advertising expenses of $420,000 were offset by decreases in various other selling expenses.
General and administrative expenses were 2.3% and 2.8% of net revenues in the first six months of Fiscal 2014 and Fiscal 2013, respectively. General and administrative expenses increased $272,000, or 2.6% in the first six months of Fiscal 2014 compared to the same period in Fiscal 2013. This increase was due primarily to $360,000 in consulting fees, $212,000 in IT expenses, and was partially offset by a decrease of $470,000 in legal expenses.
During the second quarter of Fiscal 2014 we realized a gain of $629,000 on the sale of a leased warehouse facility (3M). During the first quarter of Fiscal 2013 we realized a loss of $28,000 on the sale of an idled manufacturing facility (Hampton). See Note 5 to the financial statements.
Non-operating income decreased $578,000 or 97.1%, in the first six months of Fiscal 2014 compared to the same period in Fiscal 2013. This difference is primarily due to COLI proceeds received in Fiscal 2013.
The overall effective income tax rate for the first six months of Fiscal 2014 was 31.0% compared to the effective income tax rate of 29.6% for the first six months of Fiscal 2013. The tax rate for the first six months of Fiscal 2014 is primarily a result of the higher level of pretax book income earned during Fiscal 2014. We also had a reduced level (in comparison to book income) of benefits recorded for tax credits in Fiscal 2014. The legislation for various applicable tax credits expired on December 31, 2013; therefore our projected benefits for these credits are limited to four months of our fiscal year.
Net income and diluted income per share were $20.7 million and $0.74 per share, respectively, for the first six months of Fiscal 2014. In the first six months of Fiscal 2013, the net income was $13.7 million and diluted income was $0.48 per share. The impact of stock repurchases in the last twelve months on diluted net income per share was an increase of $0.01 for the first six months of Fiscal 2014. See Part II, Item 2.

Analysis of Financial Condition, Liquidity and Resources
Cash and cash equivalents decreased $48.0 million during the first six months of Fiscal 2014 and totaled $16.3 million as of March 1, 2014. Significant liquidity events that occurred during the first six months of Fiscal 2014 were:

•	Increase in receivables and prepaid assets of $40.1 million

•	Stock repurchases of approximately $21.5 million

•	Generation of net income of $20.7 million

•	Increases in inventories of $12.4 million
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
Working capital at March 1, 2014 and August 31, 2013 was $157.9 million and $153.5 million, respectively, an increase of $4.4 million. We currently expect cash on hand, cash collected on receivables, funds generated from operations and the availability under a credit facility to be sufficient to cover both short-term and long-term operating requirements for Fiscal 2014. We anticipate capital expenditures during the balance of Fiscal 2014 of approximately $6.5 million, primarily for manufacturing equipment and facilities and IT upgrades.
We made share repurchases of $21.5 million in the first six months of Fiscal 2014. If we believe the common stock is trading at attractive levels and reflects a prudent use of our capital, we may purchase additional shares in the remainder of Fiscal 2014. See Part II, Item 2 of this Form 10-Q.
Operating Activities
Cash used in operating activities was $29.5 million for the six months ended March 1, 2014 compared to $26.1 million for the six months ended March 2, 2013. In Fiscal 2014 the combination of net income of $20.7 million and changes in non-cash charges (e.g., depreciation, LIFO, stock-based compensation, deferred income taxes) provided $23.0 million of operating cash. Changes in assets and liabilities (primarily increases in receivables and inventories) used $52.5 million of operating cash. In the first six months of Fiscal 2013, the combination of net income of $13.7 million and changes in non-cash charges (e.g., depreciation, LIFO, stock-based compensation, deferred income taxes) provided $15.1 million of operating cash. Changes in assets and liabilities (primarily an increase in inventories) used $41.2 million of operating cash.
Investing Activities
Cash provided by investing activities of $865,000 for the six months ended March 1, 2014 was due primarily to proceeds from the sale of property of $2.4 million, proceeds from the sale of investments of $2.4 million, and was partially offset by capital spending of $3.8 million. In the six months ended March 2, 2013, cash used in investing activities of $1.8 million was due primarily to capital spending of $2.4 million, payments of COLI borrowings of $1.4 million, and was partially offset by proceeds of $1.0 million from COLI policies and proceeds of $614,000 from the sale of property.
Financing Activities
Cash used in financing activities of $19.4 million for the six months ended March 1, 2014 was primarily due to $21.5 million in repurchases of our stock partially offset by proceeds of $2.1 million from the exercise of stock options. Cash used in financing activities of $8.5 million for the six months ended March 2, 2013 was primarily due to $8.4 million in repurchases of our stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 19, 2007, the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $60 million. There is no time restriction on this authorization. During the second quarter of Fiscal 2014, approximately 616,000 shares were repurchased under the authorization, at an aggregate cost of $15.9 million. Of these shares, approximately 1,300 were repurchased from employees who vested in Winnebago Industries shares during the second quarter of Fiscal 2014 and elected to pay their payroll tax via shares as opposed to cash. As of March 1, 2014, there was approximately $18.4 million remaining under this authorization.

This table provides information with respect to purchases by us of shares of our common stock during each fiscal month of the second quarter of Fiscal 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
12/01/13 - 01/04/14	115,983	$28.36	115,983	$31,072,000
01/05/14 - 02/01/14	166,479	$25.22	166,479	$26,874,000
02/02/14 - 03/01/14	333,253	$25.31	333,253	$18,438,000
Total	615,715	$25.86	615,715	$18,438,000

Our Credit Agreement contains covenants that limit our ability, among other things, to pay cash dividends. See Note 6 to the financial statements.

Item 6. Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 28, 2014.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 28, 2014.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 28, 2014.

32.2	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 28, 2014.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*Attached as Exhibit 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended March 1, 2014 formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations and Comprehensive Income, (iii) the Unaudited Consolidated Statement of Cash Flows, and (iv) related notes to these financial statements. Such exhibits are deemed furnished and not filed pursuant to Rule 406T of Regulation S-T.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.

Date:	March 28, 2014	By	/s/ Randy J. Potts
Randy J. Potts
Chief Executive Officer, President, Chairman of the Board
(Principal Executive Officer)

Date:	March 28, 2014	By	/s/ Sarah N. Nielsen
Sarah N. Nielsen
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)