Form 10-Q
period 2014-05-31
WINNEBAGO INDUSTRIES INC
filed 2014-06-27
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, par value $0.50 per share, outstanding June 26, 2014 was 27,054,190.

Winnebago Industries, Inc.

Glossary

The following terms and abbreviations appear in the text of this report and are defined as follows:

3M	3M Company
AOCI	Accumulated Other Comprehensive Income (Loss)
Amended Credit Agreement	Credit Agreement dated as of May 28, 2014 by and between Winnebago Industries, Inc. and Winnebago of Indiana, LLC, as Borrowers, and General Electric Capital Corporation, as Agent
Apollo	Apollo Motorhome Holidays, LLC
ARS	Auction Rate Securities
ASC	Accounting Standards Codification
ASP	Average Sales Price
ASU	Accounting Standards Update
COLI	Company Owned Life Insurance
Credit Agreement
Credit Agreement dated as of October 31, 2012 by and between Winnebago Industries, Inc. and Winnebago of Indiana, LLC, as Borrowers, and General Electric Capital Corporation, as Agent (was amended May 28, 2014)

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Winnebago Industries, Inc.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	May 31, 2014	June 1, 2013	May 31, 2014	June 1, 2013
Net revenues	$247,747	$218,199	$699,228	$588,919
Cost of goods sold	221,266	197,002	623,940	529,784
Gross profit	26,481	21,197	75,288	59,135
Operating expenses:
Selling	4,887	4,857	13,709	13,649
General and administrative	6,005	6,092	16,577	16,392
(Gain) loss on sale of real estate	—	—	(629)	28
Total operating expenses	10,892	10,949	29,657	30,069
Operating income	15,589	10,248	45,631	29,066
Non-operating income	735	144	752	739
Income before income taxes	16,324	10,392	46,383	29,805
Provision for taxes	4,939	2,731	14,259	8,468
Net income	$11,385	$7,661	$32,124	$21,337

Income per common share:
Basic	$0.42	$0.27	$1.17	$0.76
Diluted	$0.42	$0.27	$1.16	$0.76

Weighted average common shares outstanding:
Basic	27,209	27,987	27,552	28,128
Diluted	27,319	28,087	27,666	28,218

Net income	$11,385	$7,661	$32,124	$21,337
Other comprehensive (loss) income:
Amortization of prior service credit (net of tax of $557, $514, $1,567 and $1,430	(925)	(853)	(2,601)	(2,373)
Amortization of net actuarial loss (net of tax of $103, $(90), $304 and $206)	173	503	505	1,006
Plan amendment (net of tax of $0, $0, $1,346 and $1,613)	—	—	2,234	2,676
Unrealized appreciation of investments (net of tax of $0, $96, $91 and $63)	—	160	151	104
Total other comprehensive income	(752)	(190)	289	1,413
Comprehensive income	$10,633	$7,471	$32,413	$22,750

See notes to consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except per share data)	May 31, 2014	August 31, 2013
Assets
Current assets:
Cash and cash equivalents	$50,490	$64,277
Receivables, less allowance for doubtful accounts ($150 and $152)	56,333	29,145
Inventories	117,735	112,541
Net investment in operating leases	16,479	—
Prepaid expenses and other assets	7,121	8,277
Income taxes receivable and prepaid	385	1,868
Deferred income taxes	7,348	7,742
Total current assets	255,891	223,850
Property, plant and equipment, net	22,665	20,266
Long-term investments	—	2,108
Investment in life insurance	24,793	25,051
Deferred income taxes	24,540	25,649
Goodwill	1,228	1,228
Other assets	11,217	10,993
Total assets	$340,334	$309,145

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$31,229	$28,142
Accrued expenses:
Accrued compensation	19,067	22,101
Operating lease repurchase obligations	16,050	—
Product warranties	8,918	8,443
Self-insurance	4,926	4,531
Accrued loss on repurchases	1,420	1,287
Promotional	3,424	1,910
Other	8,363	3,940
Total current liabilities	93,397	70,354
Long-term liabilities:
Unrecognized tax benefits	3,228	3,988
Postretirement health care and deferred compensations benefits	59,219	64,074
Total long-term liabilities	62,447	68,062
Contingent liabilities and commitments
Stockholders' equity:
Capital stock common, par value $0.50; authorized 60,000 shares, issued 51,776 shares	25,888	25,888
Additional paid-in capital	31,410	29,334
Retained earnings	541,567	509,443
Accumulated other comprehensive income	1,138	849
Treasury stock, at cost (24,644 and 23,917 shares)	(415,513)	(394,785)
Total stockholders' equity	184,490	170,729
Total liabilities and stockholders' equity	$340,334	$309,145

See notes to consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(In thousands)	May 31, 2014	June 1, 2013
Operating activities:
Net income	$32,124	$21,337
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,962	3,190
LIFO expense	934	438
Stock-based compensation	1,694	1,258
Deferred income taxes including valuation allowance	464	(1,243)
Postretirement benefit income and deferred compensation expense	(752)	259
Provision for doubtful accounts	1	62
Gain on disposal of property	(712)	(34)
Gain on life insurance	(726)	(536)
Increase in cash surrender value of life insurance policies	(651)	(853)
Change in assets and liabilities:
Inventories	(6,128)	(26,295)
Receivables, prepaid and other assets	(26,349)	(10,819)
Investment in operating leases, net of repurchase obligations	(429)	—
Income taxes and unrecognized tax benefits	1,986	(234)
Accounts payable and accrued expenses	8,851	9,895
Postretirement and deferred compensation benefits	(3,080)	(3,359)
Net cash provided by (used in) operating activities	10,189	(6,934)

Investing activities:
Proceeds from the sale of investments, at par	2,350	250
Proceeds from life insurance	1,737	1,004
Purchases of property and equipment	(7,005)	(3,322)
Proceeds from the sale of property	2,403	637
Repayments of COLI borrowings	—	(1,371)
Other	(1,123)	692
Net cash used in investing activities	(1,638)	(2,110)

Financing activities:
Payments for purchases of common stock	(24,324)	(11,123)
Proceeds from exercise of stock options	2,080	—
Other	(94)	(94)
Net cash used in financing activities	(22,338)	(11,217)

Net decrease in cash and cash equivalents	(13,787)	(20,261)
Cash and cash equivalents at beginning of period	64,277	62,683
Cash and cash equivalents at end of period	$50,490	$42,422

Supplement cash flow disclosure:
Income taxes paid, net of refunds	$11,814	$9,946

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

In our opinion, the accompanying condensed unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly our consolidated financial position as of May 31, 2014 and the consolidated results of operations and comprehensive income and consolidated cash flows for the first nine months of Fiscal 2014 and 2013. The consolidated statement of operations and comprehensive income for the first nine months of Fiscal 2014 is not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet data as of August 31, 2013 was derived from audited financial statements, but does not include all of the information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the fiscal year ended August 31, 2013.

Fiscal Period
We follow a 52-/53-week fiscal year, ending the last Saturday in August. Fiscal 2014 is a 52-week year; the first quarter ending November 30, 2013 had 13 weeks; the first nine months ending May 31, 2014 had 39 weeks. Fiscal 2013 was a 53-week fiscal year; the first quarter ending December 1, 2012 had 14 weeks; the first nine months ending June 1, 2013 had 40 weeks.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which specifies how and when to recognize revenue as well as providing informative, relevant disclosures. ASU 2014-09 will become effective for fiscal years beginning after December 15, 2016 (our Fiscal 2018). We are currently evaluating the impact on our consolidated financial statements.

Note 2: Concentration Risk

One of our dealer organizations accounted for 18.4% and 26.9% of our consolidated net revenue for the first nine months of Fiscal 2014 and Fiscal 2013, respectively. A second dealer organization accounted for 11.9% and 13.6% of our consolidated net revenue for the first nine months of Fiscal 2014 and Fiscal 2013, respectively. The loss of either or both of these dealer organizations could have a significant adverse effect on our business. In addition, deterioration in the liquidity or creditworthiness of these dealers could negatively impact our sales and could trigger repurchase obligations under our repurchase agreements.

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

The following tables set forth by level within the fair value hierarchy our financial assets that were accounted for at fair value on a recurring basis at May 31, 2014 and August 31, 2013 according to the valuation techniques we used to determine their fair values:

		Fair Value Measurements Using Inputs Considered As
(In thousands)	Fair Value at May 31, 2014	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs
Assets that fund deferred compensation:
Domestic equity funds	$5,529	$5,529	$—	$—
International equity funds	741	741	—	—
Fixed income funds	240	240	—	—
Total assets at fair value	$6,510	$6,510	$—	$—

		Fair Value Measurements Using Inputs Considered As
(In thousands)	Fair Value at August 31, 2013	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs
Long-term investments:
Student loan ARS	$2,108	$—	$—	$2,108
Assets that fund deferred compensation:
Domestic equity funds	7,127	7,127	—	—
International equity funds	742	742	—	—
Fixed income funds	287	287	—	—
Total assets at fair value	$10,264	$8,156	$—	$2,108

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

	Three Months Ended		Nine Months Ended
(In thousands)	May 31, 2014	June 1, 2013	May 31, 2014	June 1, 2013
Balance at beginning of period	$—	$8,735	$2,108	$9,074
Transfer to Level 2	—	(4,605)	—	(4,855)
Net change included in other comprehensive income	—	255	242	166
Sales	—	—	(2,350)	—
Balance at end of period	$—	$4,385	$—	$4,385
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

Assets that Fund Deferred Compensation
Our assets that fund deferred compensation are marketable equity securities measured at fair value using quoted market prices and primarily consist of equity-based mutual funds. They are classified as Level 1 as they are traded in an active market for which closing stock prices are readily available. These securities fund the Executive Share Option Plan (see Note 9), a deferred compensation program, and are presented as other assets in the accompanying balance sheets.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Our non-financial assets, which include goodwill and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, we must evaluate the non-financial asset for impairment. If an impairment did occur, the asset is required to be recorded at the estimated fair value. During the first nine months of Fiscal 2014, no impairments were recorded for non-financial assets.

Note 4: Inventories
Inventories consist of the following:

(In thousands)	May 31, 2014	August 31, 2013
Finished goods	$34,458	$43,927
Work-in-process	44,993	46,257
Raw materials	69,063	52,201
Total	148,514	142,385
LIFO reserve	(30,779)	(29,844)
Total inventories	$117,735	$112,541
The above value of inventories, before reduction for the LIFO reserve, approximates replacement cost. Of the $148.5 million and $142.4 million inventory at May 31, 2014 and August 31, 2013, respectively, $142.0 million and $136.1 million is valued on a LIFO basis. Towables inventory of $6.5 million and $6.3 million at May 31, 2014 and August 31, 2013, respectively, is valued on a FIFO basis.

Note 5: Net Investment in Operating Leases and Operating Lease Repurchase Obligation

During the third quarter of Fiscal 2014 we delivered 520 RV rental units to Apollo, a US RV rental company. Under the terms of a sales agreement with Apollo, all units were paid for upon delivery. To secure an order of this magnitude, we contractually agreed to repurchase up to 343 of the units at specified prices after one season of rental use (by no later than December 31, 2014) provided certain conditions are met. As a result, the units subject to repurchase are accounted for as operating leases and are recorded in the balance sheet as net investment in operating leases of $16.5 million at May 31, 2014. The original cost of these units is being depreciated down to the estimated net realizable value of the rental units during the time frame that the units are in rental use. Also, we recorded in the balance sheet operating lease repurchase obligations of $16.1 million at May 31, 2014 which represents our estimated repurchase obligation per the terms of the sales agreement.

Estimated net lease revenue is being recorded ratably over the rental period that Apollo holds the units based upon the difference between the proceeds received and the estimated repurchase obligation less the estimated depreciation expense of the unit. When we sell the repurchased units we will record a gain or loss for the difference, if any, between the estimated residual value of the unit and the actual resale value as a component of net lease revenue. We recorded $100,000 of net lease revenue during the third quarter of Fiscal 2014.

We anticipate repurchasing most of the units subject to repurchase during the first quarter of Fiscal 2015 and for any units subject to repurchase which are not returned we will remove the remaining net investment in lease and repurchase obligation balance for such units and record a net gain or loss for the difference between these two balances.

Note 6: Property, Plant and Equipment
Property, plant and equipment is stated at cost, net of accumulated depreciation and consists of the following:

(In thousands)	May 31, 2014	August 31, 2013
Land	$738	$757
Buildings and building improvements	47,132	50,297
Machinery and equipment	91,412	88,280
Software	3,554	2,944
Transportation	9,063	9,044
Total property, plant and equipment, gross	151,899	151,322
Less accumulated depreciation	(129,234)	(131,056)
Total property, plant and equipment, net	$22,665	$20,266

In the second quarter of Fiscal 2014, 3M exercised an option to purchase warehouse facilities that they had leased from us since 1980. Net proceeds from the sale were $2.3 million, resulting in a gain of $629,000. We received lease payments of $860,000 and recorded depreciation charges of $148,000 in Fiscal 2013 related to these warehouse facilities.

Note 7: Credit Facilities
On October 31, 2012, we entered into the Credit Agreement with GECC. The Credit Agreement provides for an initial $35.0 million revolving credit facility based on the Company's eligible inventory and was to expire on October 31, 2015, unless terminated earlier in accordance with its terms. There is no termination fee associated with the Credit Agreement.

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

On May 28, 2014, we amended this Credit Agreement (the "Amended Credit Agreement"). The Amended Credit Agreement extends the term of the credit facility from October 31, 2015 to May 28, 2019.  In addition, interest on loans made under the Amended Credit Facility will be based on LIBOR plus a margin of 2.0%.  The amendment also revised and added definitions of several terms including an expanded Restricted Payment Basket that now permits up to $15.0 million purchases of company stock or cash dividends to be excluded from the Fixed Charge ratio.  In addition, the definition of Eligible Accounts was expanded to permit certain receivables to be included in the Borrowing Base.  The Amended Credit Agreement also permits us to engage in certain sale lease buyback transactions in the ordinary course of business subject to certain restrictions and increases our ability to incur capital lease obligations.

As of the date of this report, we are in compliance with all terms of the Amended Credit Agreement, and no borrowings have been made thereunder.

Note 8: Warranty

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

Changes in our product warranty liability are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	May 31, 2014	June 1, 2013	May 31, 2014	June 1, 2013
Balance at beginning of period	$8,781	$8,065	$8,443	$6,990
Provision	2,736	2,118	7,874	7,032
Claims paid	(2,599)	(1,742)	(7,399)	(5,581)
Balance at end of period	$8,918	$8,441	$8,918	$8,441

Note 9: Employee and Retiree Benefits
Postretirement health care and deferred compensation benefits are as follows:

(In thousands)	May 31, 2014	August 31, 2013
Postretirement health care benefit cost	$33,342	$36,244
Non-qualified deferred compensation	21,338	22,366
Executive share option plan liability	5,682	6,959
SERP benefit liability	2,760	2,876
Executive deferred compensation	199	105
Officer stock-based compensation	484	543
Total postretirement health care and deferred compensation benefits	63,805	69,093
Less current portion	(4,586)	(5,019)
Long-term postretirement health care and deferred compensation benefits	$59,219	$64,074
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

Net periodic postretirement benefit income consisted of the following components:

	Three Months Ended		Nine Months Ended
(In thousands)	May 31, 2014	June 1, 2013	May 31, 2014	June 1, 2013
Interest cost	$380	$373	$1,160	$1,136
Service cost	96	140	296	433
Amortization of prior service benefit	(1,482)	(1,366)	(4,168)	(3,803)
Amortization of net actuarial loss	274	407	803	1,195
Net periodic postretirement benefit income	$(732)	$(446)	$(1,909)	$(1,039)

Payments for postretirement health care	$247	$271	$779	$836

Note 10: Stock-Based Compensation Plans
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
Stock-based compensation expense was $305,000 and $262,000 during the third quarters of Fiscal 2014 and 2013, respectively. Stock-based compensation expense was $1.7 million and $1.3 million during the nine months of Fiscal 2014 and 2013, respectively. Of the $1.7 million in Fiscal 2014, $1.1 million related to the October 16, 2013 grant of 84,200 shares. The remainder is related to the amortization of previously granted restricted stock awards, as well as non-employee director stock units issued in lieu of director fees. Compensation expense is recognized over the requisite service period of the award or over a period ending with the employee's eligible retirement date, if earlier.
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
Our repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 18 months, provide that our liability will be the lesser of remaining principal owed by the dealer or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our contingent liability on these repurchase agreements was approximately $361.4 million and $232.9 million at May 31, 2014 and August 31, 2013, respectively.
In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of recreation vehicles to repurchase current inventory if a dealership exits the business. Incremental repurchase exposure beyond existing repurchase agreements, related to dealer inventory in states that we have had historical experience of repurchasing inventory, totaled $7.0 million and $8.0 million at May 31, 2014 and August 31, 2013, respectively.
Our risk of loss related to our repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on the repurchase exposure as previously described, we established an associated loss reserve. Our accrued losses on repurchases were $1.4 million as of May 31, 2014 and $1.3 million as of August 31, 2013.
A summary of repurchase activity is as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	May 31, 2014	June 1, 2013	May 31, 2014	June 1, 2013
Inventory repurchased:
Units	—	13	14	13
Dollars	$—	$260	$325	$260
Inventory resold:
Units	—	13	14	13
Cash collected	$—	$207	$257	$207
Loss recognized	$—	$53	$68	$53
Units in ending inventory	—	—	—	—

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our loss reserve for repurchase commitments. A hypothetical change of a 10% increase or decrease in our significant repurchase commitment assumptions at May 31, 2014 would have affected net income by approximately $366,000.

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

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to uncertainty of realizing deferred tax assets. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more-likely-than-not” standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company's current or previous losses are given more weight than its future outlook. Based on ASC 740 guidelines, as of May 31, 2014 and August 31, 2013, we have applied a valuation allowance of $1.4 million and $1.6 million, respectively, against our deferred tax assets. We will continue to assess the likelihood that our deferred tax assets will be realizable at each reporting period and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

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

As of May 31, 2014, our unrecognized tax benefits were $1.7 million and accrued interest and penalties of $1.5 million, of which if all were realized $2.3 million could have a positive impact on the overall effective tax rate. It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits as tax expense. We do not anticipate any significant changes in unrecognized tax benefits within the next twelve months. Actual results may differ materially from this estimate.

Note 13: Earnings Per Share
The following table reflects the calculation of basic and diluted income per share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	May 31, 2014	June 1, 2013	May 31, 2014	June 1, 2013
Income per share - basic
Net income	$11,385	$7,661	$32,124	$21,337
Weighted average shares outstanding	27,209	27,987	27,552	28,128
Net income per share - basic	$0.42	$0.27	$1.17	$0.76

Income per share - assuming dilution
Net income	$11,385	$7,661	$32,124	$21,337
Weighted average shares outstanding	27,209	27,987	27,552	28,128
Dilutive impact of awards and options outstanding	110	100	114	90
Weighted average shares and potential dilutive shares outstanding	27,319	28,087	27,666	28,218
Net income per share - assuming dilution	$0.42	$0.27	$1.16	$0.76

At the end of the third quarters of Fiscal 2014 and Fiscal 2013, there were options outstanding to purchase 457,421 shares and 669,494 shares, respectively, of common stock at an average price of $30.38 and $29.83, respectively, which were not included in the computation of diluted income per share because they are considered anti-dilutive under the treasury stock method per ASC 260, Earnings Per Share.

Note 14: Comprehensive Income

Changes in AOCI by component, net of tax, were:

	Three Months Ended
	May 31, 2014			June 1, 2013
(In thousands)	Defined Benefit Pension Items	Unrealized Gains and Losses on Available- for-Sale Securities	Total	Defined Benefit Pension Items	Unrealized Gains and Losses on Available- for-Sale Securities	Total
Balance at beginning of period	$1,890	$—	$1,890	$(1,667)	$(416)	$(2,083)

OCI before reclassifications	—	—	—	—	160	160
Amounts reclassified from AOCI	(752)	—	(752)	(350)	—	(350)
Net current-period OCI	(752)	—	(752)	(350)	160	(190)

Balance at end of period	$1,138	$—	$1,138	$(2,017)	$(256)	$(2,273)

	Nine Months Ended
	May 31, 2014			June 1, 2013
(In thousands)	Defined Benefit Pension Items	Unrealized Gains and Losses on Available- for-Sale Securities	Total	Defined Benefit Pension Items	Unrealized Gains and Losses on Available- for-Sale Securities	Total
Balance at beginning of period	$1,000	$(151)	$849	$(3,326)	$(360)	$(3,686)

OCI before reclassifications	2,234	151	2,385	2,676	104	2,780
Amounts reclassified from AOCI	(2,096)	—	(2,096)	(1,367)	—	(1,367)
Net current-period OCI	138	151	289	1,309	104	1,413

Balance at end of period	$1,138	$—	$1,138	$(2,017)	$(256)	$(2,273)

Reclassifications out of AOCI in net periodic benefit costs, net of tax, were:

		Three Months Ended		Nine Months Ended
(In thousands)	Location on Consolidated Statements of Operations and Comprehensive Income	May 31, 2014	June 1, 2013	May 31, 2014	June 1, 2013
Amortization of prior service credit	Cost of goods sold	$—	$(741)	$—	$(2,061)
	Operating expenses	(925)	(112)	(2,601)	(312)
		(925)	(853)	(2,601)	(2,373)

Amortization of net actuarial loss	Cost of goods sold	—	221	—	648
	Operating expenses	173	282	505	358
		173	503	505	1,006

Total		$(752)	$(350)	$(2,096)	$(1,367)

Note 15: Subsequent Event

We evaluated all events or transactions occurring between the balance sheet date for the quarterly period ended May 31, 2014 and the date of issuance of the financial statements that would require recognition or disclosure in the financial statements. There were no material subsequent events.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This management's discussion should be read in conjunction with the Condensed Unaudited Financial Statements contained in this Form 10-Q as well as the Management's Discussion and Analysis and Risk Factors included in our Annual Report on Form 10‑K for the fiscal year ended August 31, 2013 and in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

	Motorized
	Through April 30		Calendar Year
US	2014	2013	2013	2012	2011
Class A gas	19.8%	23.0%	22.4%	24.2%	22.2%
Class A diesel	19.5%	17.5%	18.0%	19.4%	17.6%
Total Class A	19.7%	20.8%	20.7%	22.2%	20.2%
Class C	20.1%	15.2%	17.5%	18.3%	17.4%
Total Class A and C	19.9%	18.1%	19.2%	20.5%	19.0%

Class B	20.4%	18.7%	17.0%	17.6%	7.9%

Canadian	2014	2013	2013	2012	2011
Class A gas	16.8%	12.0%	13.9%	15.3%	16.5%
Class A diesel	17.2%	16.4%	15.6%	17.3%	18.0%
Total Class A	16.9%	13.6%	14.5%	16.1%	17.1%
Class C	12.8%	15.3%	11.9%	14.9%	15.9%
Total Class A and C	14.9%	14.5%	13.1%	15.5%	16.5%

Class B	13.7%	17.5%	20.1%	12.7%	7.1%

	Towables
	Through April 30		Calendar Year
US	2014	2013	2013	2012	2011
Travel trailer	0.9%	0.9%	1.0%	0.8%	0.6%
Fifth wheel	0.6%	0.8%	0.8%	1.1%	0.5%
Total towables	0.8%	0.9%	0.9%	0.9%	0.6%

Canadian	2014	2013	2013	2012	2011
Travel trailer	0.6%	0.8%	0.9%	0.6%	0.5%
Fifth wheel	1.1%	1.3%	1.4%	1.5%	0.6%
Total towables	0.7%	0.9%	1.0%	0.9%	0.5%

Presented in fiscal quarters, certain key metrics are shown below:

	Class A, B & C Motorhomes				Travel Trailers & Fifth Wheels
			As of Quarter End				As of Quarter End
	Wholesale	Retail	Dealer	Order	Wholesale	Retail	Dealer	Order
(In units)	Deliveries	Registrations	Inventory	Backlog	Deliveries	Registrations	Inventory	Backlog
Q4 2012	1,321	1,334	1,927	1,473	695	700	1,365	411
Q1 2013	1,534	1,416	2,045	2,118	557	367	1,555	687
Q2 2013	1,419	1,072	2,392	2,752	548	328	1,775	381
Q3 2013	1,978	1,736	2,634	2,846	713	846	1,642	443
Rolling 12 months	6,252	5,558			2,513	2,241
Jun 2012-May 2013

Q4 2013	1,890	1,870	2,654	3,409	717	748	1,611	221
Q1 2014	2,005	1,524	3,135	3,534	484	504	1,591	151
Q2 2014	2,055	1,283	3,907	2,900	575	394	1,772	206
Q3 2014 (1)	2,331	2,783	3,798	2,357	727	724	1,775	303
Rolling 12 months	8,281	7,460			2,503	2,370
Jun 2013-May 2014
(1) An additional 343 units were delivered but not included in Q3 2014 motorhome wholesale deliveries as presented in the table above as the units are subject to repurchase option. These units were included as retail registrations, not in dealer inventory, as the units were immediately placed into rental service once delivered. See Note 5 to the financial statements.

Industry Outlook
Key statistics for the motorhome industry are as follows:

	US and Canada Industry Class A, B & C Motorhomes
	Wholesale Shipments(1)					Retail Registrations(2)
	Calendar Year					Calendar Year
(In units)	2013		2012	Increase	Change	2013		2012	Increase	Change
Q1	8,500		6,869	1,631	23.7%	7,145		5,706	1,439	25.2%
Q2	10,972		7,707	3,265	42.4%	10,898		8,206	2,692	32.8%
Q3	9,469		6,678	2,791	41.8%	9,111		6,916	2,195	31.7%
Q4	9,391		6,944	2,447	35.2%	6,276		4,922	1,354	27.5%
Total	38,332		28,198	10,134	35.9%	33,430		25,750	7,680	29.8%

(In units)	2014		2013	Increase	Change	2014		2013	Increase	Change
Q1	11,125		8,500	2,625	30.9%	8,026		7,145	881	12.3%
April	4,092		3,780	312	8.3%	4,108		3,512	596	17.0%
May	4,486		3,698	788	21.3%		(4)	3,787
June	4,391	(3)	3,494	897	25.7%		(4)	3,599
Q2	12,969	(3)	10,972	1,997	18.2%		(4)	10,898
Q3	11,300	(3)	9,469	1,831	19.3%		(4)	9,111
Q4	10,600	(3)	9,391	1,209	12.9%		(4)	6,276
Total	45,994	(3)	38,332	7,662	20.0%			33,430

(1)	Class A, B and C wholesale shipments as reported by RVIA.

(2)	Class A, B and C retail registrations as reported by Stat Surveys for the US and Canada combined.

(3)
Monthly and quarterly 2014 Class A, B and C wholesale shipments are based upon the forecast prepared by Dr. Richard Curtin of the University of Michigan Consumer Survey Research Center for RVIA and reported in the Roadsigns RV Summer 2014 Industry Forecast Issue. The revised RVIA annual 2014 wholesale shipment forecast is 46,500 and the annual forecast for 2015 is 47,300.

(4)	Stat Surveys has not issued a projection for 2014 retail demand for this period.

Key statistics for the towable industry are as follows:

	US and Canada Travel Trailer & Fifth Wheel Industry
	Wholesale Shipments(1)					Retail Registrations(2)
	Calendar Year					Calendar Year
(In units)	2013		2012	Increase	Change	2013		2012	Increase	Change
Q1	66,745		60,402	6,343	10.5%	42,987		39,093	3,894	10.0%
Q2	79,935		71,095	8,840	12.4%	94,670		83,990	10,680	12.7%
Q3	61,251		56,601	4,650	8.2%	79,758		67,344	12,414	18.4%
Q4	60,104		54,782	5,322	9.7%	37,011		32,469	4,542	14.0%
Total	268,035		242,880	25,155	10.4%	254,426		222,896	31,530	14.1%

(In units)	2014		2013	Increase	Change	2014		2013	Increase (Decrease)	Change
Q1	75,458		66,745	8,713	13.1%	45,477		42,987	2,490	5.8%
April	28,269		26,716	1,553	5.8%	27,814		28,325	(511)	(1.8)%
May	29,467		27,179	2,288	8.4%		(4)	34,610
June	29,000	(3)	26,040	2,960	11.4%		(4)	31,735
Q2	86,736	(3)	79,935	6,801	8.5%		(4)	94,670
Q3	66,200	(3)	61,251	4,949	8.1%		(4)	79,758
Q4	61,000	(3)	60,104	896	1.5%		(4)	37,011
Total	289,394	(3)	268,035	21,359	8.0%			254,426

(1)	Towable wholesale shipments as reported by RVIA.

(2)	Towable retail registrations as reported by Stat Surveys for the US and Canada combined.

(3)
Monthly and quarterly 2014 towable wholesale shipments are based upon the forecast prepared by Dr. Richard Curtin of the University of Michigan Consumer Survey Research Center for RVIA and reported in the Roadsigns RV Summer 2014 Industry Forecast Issue. The revised RVIA annual 2014 wholesale shipment forecast is 288,500 and the annual forecast for 2015 is 298,400.

(4)	Stat Surveys has not issued a projection for retail demand for this period.

Company Outlook
Our motorized dealer backlog is an indicator of demand for our product in the current marketplace. We believe that the decrease in our backlog (as noted in the table below) is a result of more timely delivery through increased production rates and improved chassis supply. We have been increasing our production rates throughout the fiscal year and leased an additional production facility in which production began late in the second quarter of Fiscal 2014.

Our motorized sales order backlog of 2,357 as of May 31, 2014 represents orders to be shipped in the next two quarters:

	As Of
(In units)	May 31, 2014		June 1, 2013		(Decrease) Increase	% Change
Class A gas	752	31.9%	1,397	49.1%	(645)	(46.2)%
Class A diesel	280	11.9%	499	17.5%	(219)	(43.9)%
Total Class A	1,032	43.8%	1,896	66.6%	(864)	(45.6)%
Class B	264	11.2%	149	5.2%	115	77.2%
Class C	1,061	45.0%	801	28.1%	260	32.5%
Total motorhome backlog(1)	2,357	100.0%	2,846	100.0%	(489)	(17.2)%

Travel trailer	224	73.9%	359	81.0%	(135)	(37.6)%
Fifth wheel	79	26.1%	84	19.0%	(5)	(6.0)%
Total towable backlog(1)	303	100.0%	443	100.0%	(140)	(31.6)%

Approximate backlog revenue in thousands
Motorhome	$219,676		$292,307		$(72,631)	(24.8)%
Towable	$6,072		$9,562		$(3,490)	(36.5)%

(1)	Percentages may not add due to rounding differences.

(2)
Our backlog includes all accepted purchase orders from dealers to be shipped within the next six months. Orders in backlog can be cancelled or postponed at the option of the purchaser and, therefore, backlog may not necessarily be an accurate measure of future sales.

Our unit dealer inventory was as follows:

	May 31, 2014	June 1, 2013	Increase	% Change
Motorhomes	3,798	2,634	1,164	44.2%
Towables	1,775	1,642	133	8.1%

We believe that the increased level of our motorized dealer inventory at the end of the third quarter of Fiscal 2014 is aligned with current market conditions given the improved retail demand and the strong sales order backlog of our product. We have introduced a number of new products in the past nine months (Class B: Travato; Class C: Trend, Viva; Class A diesel: Forza, Solei), many of these products were delivered to the dealers during Fiscal 2014 for their initial stocking. We believe that these innovative products will generate additional retail demand in the coming quarters. We have also expanded our points of distribution for these new product offerings in the past year as our dealer locations have increased 9.5%, which is another factor contributing to our dealer inventory growth.
The recreation vehicle industry has, from time to time, experienced shortages of chassis due to various causes such as component shortages and/or production delays due to quality issues at the chassis manufacturers. In the first half of Fiscal 2014 we have experienced shortages of certain motorized RV chassis which has negatively affected our sales and earnings. Conditions improved during the third quarter of Fiscal 2014 with Ford’s improved Class A chassis supply and resolution of their Class A chassis quality issues which had caused a supply constraint.  We continue to closely monitor our chassis suppliers and work with them to minimize impact to our production.

Results of Operations
Current Quarter Compared to the Comparable Quarter Last Year
The following is an analysis of changes in key items included in the statements of operations:

	Three Months Ended
(In thousands, except percent and per share data)	May 31, 2014	% of Revenues(1)	June 1, 2013	% of Revenues(1)	Increase (Decrease)	% Change
Net revenues	$247,747	100.0%	$218,199	100.0%	$29,548	13.5%
Cost of goods sold	221,266	89.3%	197,002	90.3%	24,264	12.3%
Gross profit	26,481	10.7%	21,197	9.7%	5,284	24.9%

Selling	4,887	2.0%	4,857	2.2%	30	0.6%
General and administrative	6,005	2.4%	6,092	2.8%	(87)	(1.4)%
Operating expenses	10,892	4.4%	10,949	5.0%	(57)	(0.5)%

Operating income	15,589	6.3%	10,248	4.7%	5,341	52.1%
Non-operating income	735	0.3%	144	0.1%	591	410.4%
Income before income taxes	16,324	6.6%	10,392	4.8%	5,932	57.1%
Provision for taxes	4,939	2.0%	2,731	1.3%	2,208	80.8%
Net income	$11,385	4.6%	$7,661	3.5%	$3,724	48.6%

Diluted income per share	$0.42		$0.27		$0.15	55.6%
Diluted average shares outstanding	27,319		28,087		(768)	(2.7)%
(1) Percentages may not add due to rounding differences.
Unit deliveries and ASP, net of discounts, consisted of the following:

	Three Months Ended
(In units)	May 31, 2014	Product Mix % (1)	June 1, 2013	Product Mix % (1)	Increase (Decrease)	% Change
Motorhomes:
Class A gas	786	33.7%	656	33.2%	130	19.8%
Class A diesel	280	12.0%	323	16.3%	(43)	(13.3)%
Total Class A	1,066	45.7%	979	49.5%	87	8.9%
Class B	224	9.6%	78	3.9%	146	187.2%
Class C	1,041	44.7%	921	46.6%	120	13.0%
Total motorhome deliveries (2)	2,331	100.0%	1,978	100.0%	353	17.8%

ASP (in thousands)	$93.9		$97.9		$(4.0)	(4.1)%

Towables:
Travel trailer	598	82.3%	587	82.3%	11	1.9%
Fifth wheel	129	17.7%	126	17.7%	3	2.4%
Total towable deliveries	727	100.0%	713	100.0%	14	2.0%

ASP (in thousands)	$23.9		$21.5		$2.5	11.5%
(1) Percentages may not add due to rounding differences.
(2) An additional 343 motorhomes were delivered in Fiscal 2014 but not included in wholesale deliveries as presented in the table above as the units are subject to repurchase option. See Note 5 to the financial statements.

Net revenues consisted of the following:

	Three Months Ended
(In thousands)	May 31, 2014		June 1, 2013		Increase	% Change
Motorhomes (1)	$221,191	89.3%	$194,796	89.3%	$26,395	13.6%
Towables (2)	17,174	6.9%	15,345	7.0%	1,829	11.9%
Other manufactured products	9,382	3.8%	8,058	3.7%	1,324	16.4%
Total net revenues	$247,747	100.0%	$218,199	100.0%	$29,548	13.5%

(1)	Includes motorhome units, parts and services.

(2)	Includes towable units and parts.

Motorhome net revenues increased $26.4 million or 13.6% in the third quarter of Fiscal 2014. The increase was attributed primarily to a 17.8% increase in unit deliveries driven by higher dealer and retail consumer demand, partially offset by a decrease in motorhome ASP of 4.1% as compared to the same period a year ago. The decrease in ASP was primarily due to a shift in class A diesel product to lower price points and a higher percent of Class B unit sales in the third quarter of Fiscal 2014.

During the third quarter of Fiscal 2014 we delivered 520 rental units to Apollo, a US RV rental company. According to repurchase conditions in the sales agreement, only 177 were reported as motorhome sales in the quarter. See Note 5 to the financial statements.

The increase in Towables revenues of $1.8 million or 11.9% was attributed to an increase in ASP of 11.5% and a 2.0% increase in unit deliveries as compared to the third quarter of Fiscal 2013.

Cost of goods sold was $221.3 million, or 89.3% of net revenues for the third quarter of Fiscal 2014 compared to $197.0 million, or 90.3% of net revenues for the same period a year ago due to the following:

•
Total variable costs (materials, direct labor, variable overhead, delivery expense and warranty), as a percent of net revenues, decreased to 84.0% compared to 84.6%. The decrease is due to favorable product mix and year-over-year price changes in Fiscal 2014.

•
Fixed overhead (manufacturing support labor, depreciation and facility costs) and research and development-related costs decreased to 5.3% of net revenues compared to 5.7% for Fiscal 2013. This difference was primarily due to significantly higher production levels in Fiscal 2014 which resulted in higher absorption of fixed overhead costs.

•	All factors considered, gross profit increased to 10.7% from 9.7% of net revenues.
Selling expenses were 2.0% and 2.2% of net revenues in the third quarter of Fiscal 2014 and Fiscal 2013, respectively, as expenses were essentially flat as compared to the prior year.
General and administrative expenses were 2.4% and 2.8% of net revenues in the third quarter of Fiscal 2014 and Fiscal 2013, respectively. General and administrative expenses decreased $87,000, or 1.4% in the third quarter of Fiscal 2014 compared to the same period in Fiscal 2013.
Non-operating income was $735,000 and $144,000 in the third quarter of Fiscal 2014 and Fiscal 2013, respectively. The increase was primarily due to proceeds from our COLI policies in the third quarter of Fiscal 2014.
The overall effective income tax rate for the third quarter of Fiscal 2014 was 30.3% compared to the effective tax rate of 26.3% for the same period in Fiscal 2013. The increase in tax rate for the third quarter of Fiscal 2014 is primarily a result of the increased level of pretax book income earned during the quarter and a reduced level (in comparison to book income) of benefits recorded for tax credits and tax free and dividend income during the quarter. The legislation for various applicable tax credits expired on December 31, 2013; therefore our projected benefits for these credits are limited to four months of our fiscal year.
Net income and diluted income per share were $11.4 million and $0.42 per share, respectively, for the third quarter of Fiscal 2014. In the third quarter of Fiscal 2013, net income was $7.7 million and diluted income was $0.27 per share. The impact of stock repurchases in the last twelve months on diluted net income per share was an increase of $0.01 for the third quarter of Fiscal 2014. See Part II, Item 2.

Nine Months of Fiscal 2014 Compared to the Comparable Nine Months of Fiscal 2013
The following is an analysis of changes in key items included in the statements of operations:

	Nine Months Ended
(In thousands, except percent and per share data)	May 31, 2014	% of Revenues(1)	June 1, 2013	% of Revenues(1)	Increase (Decrease)	% Change
Net revenues	$699,228	100.0%	$588,919	100.0%	$110,309	18.7%
Cost of goods sold	623,940	89.2%	529,784	90.0%	94,156	17.8%
Gross profit	75,288	10.8%	59,135	10.0%	16,153	27.3%

Selling	13,709	2.0%	13,649	2.3%	60	0.4%
General and administrative	16,577	2.4%	16,392	2.8%	185	1.1%
(Gain) loss on sale of real estate	(629)	(0.1)%	28	—%	(657)	NMF
Operating expenses	29,657	4.2%	30,069	5.1%	(412)	(1.4)%

Operating income	45,631	6.5%	29,066	4.9%	16,565	57.0%
Non-operating income	752	0.1%	739	0.1%	13	1.8%
Income before income taxes	46,383	6.6%	29,805	5.1%	16,578	55.6%
Provision for taxes	14,259	2.0%	8,468	1.4%	5,791	68.4%
Net income	$32,124	4.6%	$21,337	3.6%	$10,787	50.6%

Diluted income per share	$1.16		$0.76		$0.40	52.6%
Diluted average shares outstanding	27,666		28,218		(552)	(2.0)%
(1) Percentages may not add due to rounding differences.
Unit deliveries and ASP, net of discounts, consisted of the following:

	Nine Months Ended
(In units)	May 31, 2014	Product Mix % (1)	June 1, 2013	Product Mix % (1)	Increase (Decrease)	% Change
Motorhomes:
Class A gas	2,085	32.6%	1,779	36.1%	306	17.2%
Class A diesel	1,133	17.7%	989	20.1%	144	14.6%
Total Class A	3,218	50.4%	2,768	56.1%	450	16.3%
Class B	524	8.2%	263	5.3%	261	99.2%
Class C	2,649	41.4%	1,900	38.5%	749	39.4%
Total motorhome deliveries (2)	6,391	100.0%	4,931	100.0%	1,460	29.6%

ASP (in thousands)	$98.1		$106.2		$(8.1)	(7.6)%

Towables:
Travel trailer	1,468	82.2%	1,433	78.8%	35	2.4%
Fifth wheel	318	17.8%	385	21.2%	(67)	(17.4)%
Total towable deliveries	1,786	100.0%	1,818	100.0%	(32)	(1.8)%

ASP (in thousands)	$23.3		$21.6		$1.7	8.1%
(1) Percentages may not add due to rounding differences.
(2) An additional 343 motorhomes were delivered in Fiscal 2014 but not included in wholesale deliveries as presented in the table above as the units are subject to repurchase option. See Note 5 to the financial statements.

Net revenues consisted of the following:

	Nine Months Ended
(In thousands)	May 31, 2014		June 1, 2013		Increase	% Change
Motorhomes (1)	$632,982	90.5%	$526,786	89.4%	$106,196	20.2%
Towables (2)	41,431	5.9%	39,309	6.7%	2,122	5.4%
Other manufactured products	24,815	3.6%	22,824	3.9%	1,991	8.7%
Total net revenues	$699,228	100.0%	$588,919	100.0%	$110,309	18.7%

(1)	Includes motorhome units, parts and services.

(2)	Includes towable units and parts.

The increase in motorhome net revenues of $106.2 million or 20.2% was attributed primarily to a 29.6% increase in unit deliveries in the first nine months of Fiscal 2014 driven by higher dealer and retail consumer demand as compared to the first nine months of Fiscal 2013, partially offset by a decrease in motorhome ASP of 7.6% as compared to the first nine months of Fiscal 2013. The decrease in ASP was primarily due to a lower percentage of class A gas and diesel unit sales in the first nine months of Fiscal 2014.

During the third quarter of Fiscal 2014 we delivered 520 rental units to Apollo, a US RV rental company. According to repurchase conditions in the sales agreement, only 177 were reported as motorhome sales in the quarter. See Note 5 to the financial statements.

Towables revenues were $41.4 million in the first nine months of Fiscal 2014, compared to $39.3 million in the first nine months of Fiscal 2013. The increase in revenues was a result of the an 8.1% increase in ASP offset by a 1.8% decrease in unit deliveries.

One contributing factor to the increase in unit deliveries during Fiscal 2014 relates to revised shipping terms with our dealers. Effective in the first quarter of Fiscal 2014, we entered into revised dealer agreements to change our shipping terms so that title and risk of loss passes to our dealers upon acceptance of the unit by an independent transportation company for delivery which is standard industry practice. As a result of this term change, an additional $25.3 million of revenue was recognized in the first nine months of Fiscal 2014, which represented units in possession of the transportation company in-transit to the dealer. In Fiscal 2013, such revenues would have been recognized in the fourth fiscal quarter. Conversely, due to our 52/53 week fiscal year convention, the first nine months of Fiscal 2013 had an extra week in the first quarter as compared to the first nine months of Fiscal 2014 resulting in an additional $13.8 million of revenue recognized in the prior year first quarter. The net effect of these two timing items resulted in a positive impact of $11.5 million when comparing the first nine months of Fiscal 2014 to the first nine months of Fiscal 2013.

Cost of goods sold was $623.9 million, or 89.2% of net revenues for the first nine months of Fiscal 2014 compared to $529.8 million, or 90.0% of net revenues for the first nine months of Fiscal 2013 due to the following:

•	Total variable costs (materials, direct labor, variable overhead, delivery expense and warranty), as a percent of net revenues, decreased to 83.9% in Fiscal 2014 compared to 84.2% in Fiscal 2013.

•
Fixed overhead (manufacturing support labor, depreciation and facility costs) and research and development-related costs decreased to 5.3% of net revenues compared to 5.8% for Fiscal 2013. This difference was primarily due to significantly higher production levels in Fiscal 2014 which resulted in higher absorption of fixed overhead costs.

•	All factors considered, gross profit increased to 10.8% from 10.0% of net revenues.
Selling expenses decreased to 2.0% from 2.3% of net revenues in the first nine months of Fiscal 2014 and Fiscal 2013, respectively. Overall, selling expenses were essentially flat when comparing the first nine months of Fiscal 2014 to the same period in Fiscal 2013. Increases in advertising expenses of $150,000 were offset by decreases in various other selling expenses.
General and administrative expenses were 2.4% and 2.8% of net revenues in the first nine months of Fiscal 2014 and Fiscal 2013, respectively. General and administrative expenses increased $185,000, or 1.1% in the first nine months of Fiscal 2014 compared to the same period in Fiscal 2013. Increases in IT expenses were partially offset by decreases in product liability and wage-related expenses.
During the second quarter of Fiscal 2014 we realized a gain of $629,000 on the sale of a leased warehouse facility (3M). See Note 6 to the financial statements. During the first quarter of Fiscal 2013 we realized a loss of $28,000 on the sale of an idled manufacturing facility (Hampton).
Non-operating income was flat in the first nine months of Fiscal 2014 compared to the same period in Fiscal 2013. We received COLI proceeds in both periods.
The overall effective income tax rate for the first nine months of Fiscal 2014 was 30.7% compared to the effective income tax rate of 28.4% for the first nine months of Fiscal 2013. The tax rate for the first nine months of Fiscal 2014 is primarily a result of the higher level of pretax book income earned during Fiscal 2014. We also had a reduced level (in comparison to book income) of benefits recorded for tax credits and other tax planning initiatives in Fiscal 2014 in relation to the same period in Fiscal 2013. The legislation for various applicable tax credits expired on December 31, 2013; therefore our projected benefits for these credits are limited to four months of our fiscal year.
Net income and diluted income per share were $32.1 million and $1.16 per share, respectively, for the first nine months of Fiscal 2014. In the first nine months of Fiscal 2013, the net income was $21.3 million and diluted income was $0.76 per share. The impact of stock repurchases in the last twelve months on diluted net income per share was an increase of $0.02 for the first nine months of Fiscal 2014. See Part II, Item 2.

Analysis of Financial Condition, Liquidity and Resources
Cash and cash equivalents decreased $13.8 million during the first nine months of Fiscal 2014 and totaled $50.5 million as of May 31, 2014. Significant liquidity events that occurred during the first nine months of Fiscal 2014 were:

•	Generation of net income of $32.1 million

•	Increase in receivables and prepaid assets of $26.3 million

•	Stock repurchases of $24.3 million

As noted in Note 7, through our Amended Credit Agreement with GECC, we have the ability to borrow $35.0 million through a revolving credit facility based on our eligible inventory and certain receivables. In addition, the Amended Credit Agreement also includes a framework to expand the size of the facility up to $50.0 million, based on mutually agreeable terms at the time of the expansion.
We filed a Registration Statement on Form S-3, which was declared effective by the SEC on May 9, 2013. Subject to market conditions, we have the ability to offer and sell up to $35.0 million of our common stock in one or more offerings pursuant to the Registration Statement. The Registration Statement will be available for use for three years from its effective date. We currently have no plans to offer and sell the common stock registered under the Registration Statement; however, it does provide another potential source of liquidity in addition to the alternatives already in place.
Working capital at May 31, 2014 and August 31, 2013 was $162.5 million and $153.5 million, respectively, an increase of $9.0 million. We currently expect cash on hand, cash collected on receivables, funds generated from operations and the availability under a credit facility to be sufficient to cover both short-term and long-term operating requirements for Fiscal 2014. We anticipate capital expenditures during the balance of Fiscal 2014 of approximately $4.0 million, primarily for manufacturing equipment and facilities and IT upgrades.
We made share repurchases of $24.3 million in the first nine months of Fiscal 2014. Under SEC Rule 10b5-1, we made additional share repurchases of $1.9 million between May 31, 2014 and the date of this filing. If we believe the common stock is trading at attractive levels and reflects a prudent use of our capital, we may purchase additional shares in the remainder of Fiscal 2014. See Part II, Item 2 of this Form 10-Q.
Operating Activities
Cash provided by operating activities was $10.2 million for the nine months ended May 31, 2014 compared to cash used in operating activities of $6.9 million for the nine months ended June 1, 2013. In Fiscal 2014 the combination of net income of $32.1 million and changes in non-cash charges (e.g., depreciation, LIFO, stock-based compensation, deferred income taxes) provided $35.3 million of operating cash. Changes in assets and liabilities (primarily an increase in receivables and operating leases and partially offset by an increase in accrued expenses) used $25.1 million of operating cash. In the first nine months of Fiscal 2013, the combination of net income of $21.3 million and changes in non-cash charges (e.g., depreciation, LIFO, stock-based compensation, deferred income taxes) provided $23.9 million of operating cash. Changes in assets and liabilities (primarily an increase in inventories) used $30.8 million of operating cash.
Investing Activities
Cash used in investing activities of $1.6 million for the nine months ended May 31, 2014 was due primarily to capital spending of $7.0 million partially offset by proceeds from the sale of property of $2.4 million, proceeds from the sale of investments of $2.4 million, and proceeds of $1.7 million from COLI policies. In the nine months ended June 1, 2013, cash used in investing activities of $2.1 million was due primarily to capital spending of $3.3 million and payments of COLI borrowings of $1.4 million, and was partially offset by proceeds of $1.0 million from COLI policies and proceeds of $637,000 from the sale of property.
Financing Activities
Cash used in financing activities of $22.3 million for the nine months ended May 31, 2014 was primarily due to $24.3 million in repurchases of our stock partially offset by proceeds of $2.1 million from the exercise of stock options. Cash used in financing activities of $11.2 million for the nine months ended June 1, 2013 was primarily due to $11.1 million in repurchases of our stock.

Significant Accounting Policies

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2013. We discuss our critical accounting estimates in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended August 31, 2013. We refer to these disclosures for a detailed explanation of our significant accounting policies and critical accounting estimates. There has been no significant change in our significant accounting policies or critical accounting estimates since the end of Fiscal 2013, except as noted below.

Revenue Recognition
Beginning in the third quarter of Fiscal 2014 we began to sell recreation vehicles to a rental company that are subject to repurchase options, which are accounted for as operating leases.  At the time of sale, the proceeds are recorded as deferred revenue in other current liabilities.  The difference between the proceeds and the repurchase amount is recognized in net revenues over the term which the rental company holds the vehicle, using a straight-line method.  The cost of the vehicles is recorded in net investment in operating leases and the difference between the cost of the vehicle and the estimated resale value is depreciated in net revenue over the term of the lease.  Net proceeds or losses from the sale of the vehicle at resale, if any, are recognized in net revenue at the time of sale.
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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10‑K for the fiscal year ended August 31, 2013 except as noted below.

Lower-than-anticipated residual values for rental motorhomes sold with repurchase option
We project expected residual values and return volumes for the motorhomes we sold with a repurchase option. Actual proceeds realized upon the sale of repurchased rental motorhomes may be lower than the amount projected, which would reduce the profitability of the transaction. Among the factors that can affect the value of repurchased rental motorhomes are the volume of motorhomes returned, economic conditions, and quality or perceived quality, or reliability of the units. Each of these factors, alone or in combination, has the potential to adversely affect our profitability if actual results were to differ significantly from our projections.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 19, 2007, the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $60 million. There is no time restriction on this authorization. During the third quarter of Fiscal 2014, approximately 118,000 shares were repurchased under the authorization, at an aggregate cost of $2.8 million. Of these shares, approximately 10,400 were repurchased from employees who vested in Winnebago Industries shares during the third quarter of Fiscal 2014 and elected to pay their payroll tax via shares as opposed to cash. As of May 31, 2014, there was approximately $15.6 million remaining under this authorization.
This table provides information with respect to purchases by us of shares of our common stock during each fiscal month of the third quarter of Fiscal 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
03/02/14 - 04/05/14	10,407	$26.80	10,407	$18,159,000
04/06/14 - 05/03/14	28,645	$24.12	28,645	$17,468,000
05/04/14 - 05/31/14	78,617	$23.79	78,617	$15,598,000
Total	117,669	$24.14	117,669	$15,598,000

Our Credit Agreement contains covenants that limit our ability, among other things, to pay cash dividends. See Note 7 to the financial statements.

Item 6. Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated June 27, 2014.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated June 27, 2014.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated June 27, 2014.

32.2	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated June 27, 2014.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*Attached as Exhibit 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended May 31, 2014 formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations and Comprehensive Income, (iii) the Unaudited Consolidated Statement of Cash Flows, and (iv) related notes to these financial statements. Such exhibits are deemed furnished and not filed pursuant to Rule 406T of Regulation S-T.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.

Date:	June 27, 2014	By	/s/ Randy J. Potts
Randy J. Potts
Chief Executive Officer, President, Chairman of the Board
(Principal Executive Officer)

Date:	June 27, 2014	By	/s/ Sarah N. Nielsen
Sarah N. Nielsen
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)