Form 10-K
period 2014-08-30
WINNEBAGO INDUSTRIES INC
filed 2014-10-28
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended August 30, 2014; or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________________ to _______________________
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
Large Accelerated Filer ☐      Accelerated Filer ☒       Non-accelerated filer ☐        Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Aggregate market value of the common stock held by non-affiliates of the registrant: $714,649,480 (26,806,057 shares at the closing price on the New York Stock Exchange of $26.66 on February 28, 2014).
Common stock outstanding on October 14, 2014: 26,957,153 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement relating to the registrant's December 2014 Annual Meeting of Shareholders, scheduled to be held December 16, 2014, are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K where indicated.

Winnebago Industries, Inc.
2014 Form 10-K Annual Report

ii

Glossary

The following terms and abbreviations appear in the text of this report and are defined as follows:

AOCI	Accumulated Other Comprehensive Income (Loss)
Apollo	Apollo Motorhome Holidays, LLC
Amended Credit Agreement	Credit Agreement dated as of May 28, 2014 by and between Winnebago Industries, Inc and Winnebago of Indiana, LLC, as Borrowers, and General Electric Capital Corporation, as Agent
ARS	Auction Rate Securities
ASC	Accounting Standards Codification
ASP	Average Sales Price
ASU	Accounting Standards Update
COLI	Company Owned Life Insurance
Credit Agreement
Credit Agreement dated as of October 31, 2012 by and between Winnebago Industries, Inc. and Winnebago of Indiana, LLC, as Borrowers, and General Electric Capital Corporation, as Agent (as amended May 28, 2014)

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

iii

WINNEBAGO INDUSTRIES, INC.
FORM 10‑K
Report for the Fiscal Year Ended August 30, 2014
Forward-Looking Information
Certain of the matters discussed in this Annual Report on Form 10-K are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. A number of factors could cause actual results to differ materially from these statements, including, but not limited to, increases in interest rates, availability of credit, low consumer confidence, availability of labor, significant increase in repurchase obligations, inadequate liquidity or capital resources, availability and price of fuel, a slowdown in the economy, increased material and component costs, availability of chassis and other key component parts, sales order cancellations, slower than anticipated sales of new or existing products, new product introductions by competitors, the effect of global tensions, integration of operations relating to mergers and acquisitions activities and other factors which may be disclosed throughout this Annual Report on Form 10-K. Although we believe that the expectations reflected in the "forward-looking statements" are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these "forward-looking statements," which speak only as of the date of this report. We undertake no obligation to publicly update or revise any "forward-looking statements," whether as a result of new information, future events or otherwise, except as required by law or the rules of the NYSE. We advise you, however, to consult any further disclosures made on related subjects in future quarterly reports on Form 10-Q and current reports on Form 8-K that are filed or furnished with the SEC.

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
As a result of our motorhome manufacturing capabilities, equipment and facilities, we use our incremental capacity to manufacture product for outside customers. Other products manufactured by us consist primarily of OEM parts, including extruded aluminum and other component products for other manufacturers and commercial vehicles.
We also rent facilities in Middlebury, Indiana where we manufacture travel trailers and fifth wheel RVs.
We were incorporated under the laws of the state of Iowa on February 12, 1958, and adopted our present name on February 28, 1961. Our executive offices are located at 605 West Crystal Lake Road in Forest City, Iowa. Our telephone number is (641) 585-3535.
Available Information
Our website, located at www.wgo.net, provides additional information about us. On our website, you can obtain, free of charge, this and prior year Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all of our other filings with the SEC. Our recent press releases are also available on our website. Our website also contains important information regarding our corporate governance practices. Information contained on our website is not incorporated into this Annual Report on Form 10-K. You may also read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website that contains reports, proxy statements and other information that is filed electronically with the SEC. The website can be accessed at www.sec.gov.

Principal Products
We have one reportable segment, the RV market. We design, develop, manufacture and market motorized and towable recreation products along with supporting products and services. Net revenues by major product classes were as follows:

	Year Ended (1)
(In thousands)	August 30, 2014		August 31, 2013		August 25, 2012		August 27, 2011		August 28, 2010
Motorhomes (2)	$853,488	90.3%	$718,580	89.5%	$496,193	85.3%	$456,337	91.9%	$428,932	95.4%
Towables (3)	58,123	6.1%	54,683	6.8%	56,784	9.8%	16,712	3.4%	—	—%
Other manufactured products	33,552	3.6%	29,902	3.7%	28,702	4.9%	23,369	4.7%	20,552	4.6%
Total net revenues	$945,163	100.0%	$803,165	100.0%	$581,679	100.0%	$496,418	100.0%	$449,484	100.0%

(1)	The fiscal year ended August 31, 2013 contained 53 weeks; all other fiscal years contained 52 weeks.

(2)	Includes motorhome units, parts and services

(3)	Includes towable units and parts.

Motorhomes, parts and service. A motorhome is a self-propelled mobile dwelling used primarily as temporary living quarters during vacation and camping trips, or to support some other active lifestyle. The RVIA classifies motorhomes into three types, all of which we manufacture and sell under the Winnebago brand name, which are defined as follows:

Type	Description	Winnebago products offerings
Class A
Conventional motorhomes constructed directly on medium- and heavy-duty truck chassis, which include the engine and drivetrain components. The living area and driver's compartment are designed and produced by the motorhome manufacturer.
Gas: Adventurer, Brave, Sightseer, Suncruiser, Sunova, Sunstar, Tribute, Vista
Diesel: Ellipse, Ellipse Ultra, Forza, Grand Tour, Journey, Meridian, Reyo, Solei, Tour, Via
Class B (gas and diesel)	Panel-type vans to which sleeping, kitchen, and/or toilet facilities are added. These models may also have a top extension to provide more headroom.	Winnebago Touring Coach (Era, Travato)
Class C (gas and diesel)	Motorhomes built on van-type chassis onto which the motorhome manufacturer constructs a living area with access to the driver's compartment.	Aspect, Cambria, Minnie Winnie, Minnie Winnie Premier, Navion, Spirit, Spirit Silver, Trend, View, Viva!
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
Our Class A, B and C motorhomes are sold by dealers in the retail market with manufacturer's suggested retail prices ranging from approximately $60,000 to $421,000, depending on size and model, plus optional equipment and delivery charges. Our motorhomes range in length from 21 to 43 feet.
Unit sales of our motorhomes for the last five fiscal years were as follows:

	Year Ended (1)(2)
Units	August 30, 2014		August 31, 2013		August 25, 2012		August 27, 2011		August 28, 2010
Class A	4,466	51.0%	3,761	55.1%	2,579	55.6%	2,436	55.4%	2,452	55.3%
Class B	751	8.6%	372	5.5%	319	6.9%	103	2.3%	236	5.3%
Class C	3,538	40.4%	2,688	39.4%	1,744	37.6%	1,856	42.2%	1,745	39.4%
Total motorhomes	8,755	100.0%	6,821	100.0%	4,642	100.0%	4,395	100.0%	4,433	100.0%

(1)	The fiscal year ended August 31, 2013 contained 53 weeks; all other fiscal years contained 52 weeks.

(2)	Percentages may not add due to rounding differences.
Motorhome parts and service activities represent revenues generated by service work we perform for retail customers at our Forest City, Iowa facility as well as revenues from sales of RV parts. As of August 30, 2014, our parts inventory was approximately $2.7 million and is located in a 450,000-square foot warehouse with what we believe to be among the most sophisticated distribution and tracking systems in the industry. Our competitive strategy is to provide proprietary manufactured parts through our dealer network, which we believe increases customer satisfaction and the value of our motorhomes.
Towables. A towable is a non-motorized vehicle that is designed to be towed by passenger automobiles, pickup trucks, SUVs or vans and is used as temporary living quarters for recreational travel. The RVIA classifies towables in four types: conventional travel trailers, fifth wheels, folding campers trailers and truck campers; we manufacture and sell conventional travel trailers and fifth wheels under the Winnebago brand name, which are defined as follows:

Type	Description	Winnebago product offerings
Travel trailer	Conventional travel trailers are towed by means of a hitch attached to the frame of the vehicle.	Minnie, Micro Minnie, Ultralite, ONE, Sunset Creek, Remington
Fifth wheel	Fifth wheel trailers are constructed with a raised forward section that is connected to the vehicle with a special fifth wheel hitch.	Voyage, Latitude, Destination, Lite Five, Raven
Unit sales of our towables for the last three fiscal years were as follows:

	Year Ended (1)(2)
Units	August 30, 2014		August 31, 2013		August 25, 2012
Travel trailer	2,052	81.8%	2,038	80.4%	1,372	58.7%
Fifth wheel	457	18.2%	497	19.6%	966	41.3%
Total towables	2,509	100.0%	2,535	100.0%	2,338	100.0%

(1)	The fiscal year ended August 31, 2013 contained 53 weeks; all other fiscal years contained 52 weeks.

(2)	Percentages may not add due to rounding differences.
Other Manufactured Products. As a result of our motorhome manufacturing capabilities, equipment and facilities, we use our incremental capacity to manufacture product for outside customers. Notably, we manufacture aluminum extrusions which are sold to approximately 80 customers. To a limited extent, we manufacture other component parts sold to outside manufacturers. We also manufacture commercial vehicles which are motorhome shells, primarily custom designed for the buyer's special needs and requirements, such as law enforcement command centers and mobile medical and dental clinics. These commercial vehicles are sold through our dealer network. In addition, we also provide commercial vehicles as bare shells to third-party upfitters for conversion at their facilities. We are a manufacturer of commercial transit buses that are sold to both public and private transportation agencies for use in community based transit programs, para transit applications, hospitality shuttles, car rental shuttles, airport shuttles, and other various applications. Our transit buses are marketed under the trade name Metro, Metro Link, and Metro Connect and distributed to a nationwide dealer network through our exclusive distribution partner, Metro Worldwide.

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
Our motorhomes are produced in the state of Iowa at three different campuses. Our Forest City facilities are vertically integrated and provide mechanized assembly line manufacturing for Class A and C motorhomes. We assemble Class B motorhomes in our Lake Mills and Charles City facilities. Hardwood cabinet, countertop and compartment door products are also manufactured at our Charles City campus. Our motorhome bodies are made from various materials and structural components which are typically laminated into rigid, lightweight panels. Body designs are developed with computer aided design and manufacturing and subjected to a variety of tests and evaluations to meet our standards and requirements. We manufacture a number of components utilized in our motorhomes, with the principal exceptions being chassis, engines, generators and appliances.
Most of our raw materials such as steel, aluminum, fiberglass and wood products are obtainable from numerous sources. Certain parts, especially motorhome chassis, are available from a small group of suppliers. We are currently purchasing Class A and C chassis from Ford Motor Company, Mercedes-Benz USA (a Daimler company) and Mercedes-Benz Canada (a Daimler company) and Class A chassis from Freightliner Custom Chassis Corporation (a Daimler company). Class B chassis are purchased from Mercedes-Benz USA, Mercedes-Benz Canada and Chrysler Group, LLC. Class C chassis are also purchased from Chrysler Group, LLC. In Fiscal 2014, only two vendors, Ford Motor Company and Freightliner Custom Chassis Corporation individually accounted for more than 10% of our raw material purchases and approximating 32% in the aggregate.

Our towables are produced at an assembly plant located in Middlebury, Indiana. The majority of components are comprised of frames, appliances and furniture and are purchased from suppliers.
Backlog
The approximate revenue of our motorhome backlog was $172.6 million and $346.7 million as of August 30, 2014 and August 31, 2013, respectively. The approximate revenue of our towable backlog was $3.8 million and $4.7 million as of August 30, 2014 and August 31, 2013, respectively. A more detailed description of our motorhome and towable order backlog is included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Distribution and Financing
We market our RVs on a wholesale basis to a diversified independent dealer network located throughout the US and, to a limited extent, in Canada. Foreign sales, including Canada, were 10% or less of net revenues during each of the past three fiscal years. See Note 14 to our Financial Statements of this Annual Report on Form 10-K.
As of August 30, 2014, our RV dealer network in the US and Canada included 274 motorized and 207 towable physical dealer locations, 113 of these locations carried both Winnebago motorized and towable product. With respect to product line points of distribution (number of product lines offered at each dealer location) as of August 30, 2014 there were 2,608 motorized points of distribution compared to 2,205 as of August 31, 2013, up 18% in Fiscal 2014 as we have taken a more strategic approach to managing our dealer network and the product lines they offer as well as a much more aggressive approach to new product innovations and introductions. One of our dealer organizations accounted for 19.7% of our net revenue for Fiscal 2014, as this dealer sold our products in 72 of their dealership locations across 28 US states. A second dealer organization accounted for 12.5% of our net revenue for Fiscal 2014, as this dealer sold our products in 11 dealership locations across 4 US states.
We have sales and service agreements with dealers which are subject to annual review. Many of the dealers are also engaged in other areas of business, including the sale of automobiles, trailers or boats, and many dealers carry one or more competitive lines of RVs. We continue to place high emphasis on the capability of our dealers to provide complete service for our RVs. Dealers are obligated to provide full service for owners of our RVs or, in lieu thereof, to secure such service from other authorized providers.
We advertise and promote our products through national RV magazines, the distribution of product brochures, the Go RVing national advertising campaign sponsored by RVIA, direct-mail advertising campaigns, various national promotional opportunities and on a local basis through trade shows, television, radio and newspapers, primarily in connection with area dealers.
RV sales to dealers are made on cash terms. Most dealers are financed on a "floorplan" basis under which a bank or finance company lends the dealer all, or substantially all, of the purchase price, collateralized by a security interest in the merchandise purchased. As is customary in the RV industry, we typically enter into a repurchase agreement with a lending institution financing a dealer's purchase of our product upon the lending institution's request and after completion of a credit check of the dealer involved. Our repurchase agreements provide that for up to 18 months after a unit is financed, in the event of default by the dealer on the agreement to pay the lending institution and repossession of the unit(s) by the lending institution, we will repurchase the financed merchandise. Our maximum exposure for repurchases varies significantly from time to time, depending upon general economic conditions, seasonal shipments, competition, dealer organization, gasoline availability and access to and the cost of financing. See Note 10.

Competition
The RV market is highly competitive with many other manufacturers selling products which compete directly with our products. Some of our competitors are much larger than us, most notably in the towable RV market, which may provide these competitors additional purchasing power. The competition in the RV industry is based upon design, price, quality and service of the products. We believe our principal competitive advantages are our brand strength, product quality and our service after the sale. We also believe that our motorhome products have historically commanded a price premium as a result of these competitive advantages.

Seasonality

The primary use of RVs for leisure travel and outdoor recreation has historically led to a peak retail selling season concentrated in the spring and summer months and lower during winter months. Our sales of RVs are generally influenced by this pattern in retail sales, but can also be affected by the level of dealer inventory. As a result, RV sales are historically lowest during our second fiscal quarter, which ends in February.

Regulations and Trademarks
We are subject to a variety of federal, state and local laws and regulations, including the MVA, under which the National Highway Traffic Safety Administration may require manufacturers to recall RVs that contain safety-related defects, and numerous state consumer protection laws and regulations relating to the operation of motor vehicles, including so-called "Lemon Laws." We are also subject to regulations established by OSHA. Our facilities are periodically inspected by federal and state agencies, such as OSHA. We are a member of RVIA, a voluntary association of RV manufacturers which promulgates RV safety standards. We place an RVIA seal on each of our RVs to certify that the RVIA standards have been met. We believe that our products and facilities comply in all material respects with the applicable vehicle safety, consumer protection, RVIA and OSHA regulations and standards.
Our operations are subject to a variety of federal and state environmental laws and regulations relating to the use, generation, storage, treatment, emission, labeling, and disposal of hazardous materials and wastes and noise pollution. We believe that we currently are in compliance with applicable environmental laws and regulations in all material aspects.
We have several registered trademarks associated with our motorhomes and towable products which include: Winnebago, Access, Adventurer, Aspect, Bristol Bay, Brookside, Cambria, Chalet, Destination, Ellipse, Era, Impulse, Itasca, Journey, Latitude, Meridian,

Navion, Outlook, Raven, Reyo, Rialta, Sightseer, Spirit, Suncruiser, Sundancer, Sunnybrook, Sunova, Sunrise, Sunset Creek, Sunstar, Tour, Vectra, Via, View, Vista, Voyage, and West Pointe. We believe that our trademarks and trade names are significant to our business and we have in the past and will in the future vigorously protect them against infringement by third parties. We are not dependent upon any patents or technology licenses of others for the conduct of our business.

Research and Development
Research and development expenditures are expensed as incurred. During Fiscal 2014, 2013 and 2012, we spent approximately $4.3 million, $3.8 million and $3.4 million, respectively on research and development activities.

Human Resources
At the end of Fiscal 2014, 2013 and 2012, we employed approximately 2,850, 2,680 and 2,380 persons, respectively. None of our employees are covered under a collective bargaining agreement. We believe our relations with our employees are good.

Executive Officers of the Registrant

Name	Office (Year First Elected an Officer)	Age
Randy J. Potts (1)	Chairman of the Board, Chief Executive Officer and President (2006)	55
S. Scott Degnan	Vice President, Sales and Product Management (2012)	49
Scott C. Folkers	Vice President, General Counsel & Secretary (2012)	52
Robert L. Gossett	Vice President, Administration (1998)	63
Daryl W. Krieger	Vice President, Manufacturing (2010)	51
Sarah N. Nielsen	Vice President, Chief Financial Officer (2005)	41
William J. O'Leary	Vice President, Product Development (2001)	65
Donald L. Heidemann	Treasurer and Director of Finance (2007)	42
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
Mr. Gossett has over 15 years of experience with Winnebago Industries. He has been Vice President, Administration since joining the Company in 1998.
Mr. Krieger has over 30 years of experience with Winnebago Industries. He has been Vice President, Manufacturing since May 2010. Prior to that time, he served as Director of Manufacturing from November 2009 to May 2010 and General Manager - Fabrication from February 2002 to November 2009.
Ms. Nielsen has nine years of experience with Winnebago Industries. She has been Vice President and Chief Financial Officer since November 2005. Ms. Nielsen joined the Company in August 2005 as Director of Special Projects and Training. Prior to joining Winnebago Industries, she was employed as a senior audit manager at Deloitte & Touche LLP, where she worked from 1995 to 2005. Ms. Nielsen is a Certified Public Accountant.
Mr. O'Leary has over 42 years of experience with Winnebago Industries. He has been Vice President, Product Development since 2001. Mr. O'Leary has announced plans to retire effective on or about January 9, 2015.
Mr. Heidemann has seven years of experience with Winnebago Industries. He was elected to the position of Treasurer in August 2007 and added Director of Finance responsibilities in August 2011.  Prior to joining Winnebago Industries, Mr. Heidemann served in various treasury positions for Select Comfort Corporation from 2003 to July 2007 and served in various treasury positions for Rent-A-Center Incorporated from 1998 to 2003.
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
Risks Related to Our Business
Competition
The market for RVs is very competitive. Competition in this industry is based upon price, design, value, quality and service. There can be no assurance that existing or new competitors will not develop products that are superior to our RVs or that achieve better consumer acceptance, thereby adversely affecting our market share, sales volume and profit margins. Some of our competitors are much larger than us, most notably in the towable RV market, which may provide them additional purchasing power. These competitive pressures may continue to have a material adverse effect on our results of operations.
Hiring Constraints
Our operations are dependent upon attracting and retaining skilled employees. Our motorhome operation is located in northern Iowa, a largely rural area. If we are unable to hire enough skilled employees to meet production demands or are unable to hire, motivate, retain and promote skilled personnel in all levels of our organization, we may be unable to develop and distribute products as effectively as might otherwise be achieved.
General Economic Conditions and Certain Other External Factors
Companies within the RV industry are subject to volatility in operating results due primarily to general economic conditions because the purchase of an RV is often viewed as a consumer luxury purchase. Specific factors affecting the RV industry include:

•	overall consumer confidence and the level of discretionary consumer spending;

•	employment trends;

•	the adverse impact of global tensions on consumer spending and travel-related activities; and

•	adverse impact on margins of increases in raw material costs which we are unable to pass on to customers without negatively affecting sales.

Dependence on Credit Availability and Interest Rates to Dealers and Retail Purchasers
Our business is affected by the availability and terms of the financing to dealers. Generally, RV dealers finance their purchases of inventory with financing provided by lending institutions. Three financial flooring institutions held 71% of our total financed dealer inventory dollars that were outstanding at August 30, 2014. In the event that any of these lending institutions limit or discontinue dealer financing, we could experience a material adverse effect on our results of operations. Our business is also affected by the availability and terms of financing to retail purchasers. Retail buyers purchasing a motorhome or towable may elect to finance their purchase through the dealership or a financial institution of their choice. Substantial increases in interest rates or decreases in the general availability of credit for our dealers or for the retail purchaser may have an adverse impact upon our business and results of operations.
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
Potential Loss of a Large Dealer Organization
One of our dealer organizations accounted for 19.7% of our net revenue for Fiscal 2014, as they sold our products in 72 of their dealership locations across 28 US states. A second dealer organization accounted for 12.5% of our net revenue for Fiscal 2014, as they sold products in 11 of their dealership locations across 4 US states. The loss of either or both of these dealer organizations could have a significant adverse effect on our business. In addition, deterioration in the liquidity or creditworthiness of either of both of these dealers could negatively impact our sales and could trigger repurchase obligations under our repurchase agreements.

Potential Repurchase Liabilities
In accordance with customary practice in the RV industry, upon request we enter into formal repurchase agreements with lending institutions financing a dealer's purchase of our products. In these repurchase agreements we agree, in the event of a default by an independent dealer in its obligation to a lender and repossession of the unit(s) by the lending institution, to repurchase units at declining prices over the term of the agreements, which can last up to 18 months. The difference between the gross repurchase price and the price at which the repurchased product can then be resold, which is typically at a discount to the gross repurchase price, represents a potential expense to us. In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary terminations. We also have agreed to repurchase certain units that we sell to a rental company. If we are obligated to repurchase a substantially larger number of RVs in the future, this would increase our costs and could have a material adverse effect on our results of operations, financial condition, and cash flows.
Lower-Than-Anticipated Residual Values for Rental Motorhomes Sold with Repurchase Option
We project expected residual values and return volumes for the motorhomes we deliver with a repurchase option. Actual proceeds realized upon the sale of repurchased rental motorhomes may be lower than the amount projected, which would reduce the profitability of the transaction. Among the factors that can affect the value of repurchased rental motorhomes are the volume of motorhomes returned, economic conditions, and quality or perceived quality, or reliability of the units. Each of these factors, alone or in combination, has the potential to adversely affect our profitability if actual results were to differ significantly from our projections.
Fuel Availability and Price Volatility
Gasoline or diesel fuel is required for the operation of motorized RVs. There can be no assurance that the supply of these petroleum products will continue uninterrupted or that the price or tax on these petroleum products will not significantly increase in the future. RVs, however, are not generally purchased for fuel efficiency. Fuel shortages and substantial increases in fuel prices have had a material adverse effect on the RV industry as a whole in the past and could have a material adverse effect on us in the future.
Dependence on Suppliers
Most of our RV components are readily available from numerous sources. However, a few of our components are produced by a small group of suppliers. In the case of motorhome chassis, Ford Motor Company, Freightliner Custom Chassis Corporation, Mercedes-Benz (USA and Canada) and Chrysler Group, LLC are our major suppliers. Our relationship with our chassis suppliers is similar to our other supplier relationships in that no special contractual commitments are engaged in by either party. This means that we do not have minimum purchase requirements and our chassis suppliers do not have minimum supply requirements. Our chassis suppliers also supply to our competitors. Historically, chassis suppliers resort to an industry-wide allocation system during periods when supply is restricted. These allocations have been based on the volume of chassis previously purchased. Sales of motorhomes rely on chassis supply and are affected by shortages from time to time. Decisions by our suppliers to decrease production, production delays, or work stoppages by the employees of such suppliers, or price increases could have a material adverse effect on our ability to produce motorhomes and ultimately, on our results of operations, financial condition and cash flows.
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
Product Liability
We are subject, in the ordinary course of business, to litigation including a variety of warranty, "Lemon Law" and product liability claims typical in the RV industry. Although we have an insurance policy with a $35 million limit covering product liability, we are self-insured for the first $2.5 million of product liability claims on a per occurrence basis, with a $6.0 million aggregate. We cannot be certain that our insurance coverage will be sufficient to cover all future claims against us, which may have a material adverse effect on our results of operations and financial condition. Any increase in the frequency and size of these claims, as compared to our experience in prior years, may cause the premium that we are required to pay for insurance to rise significantly. Product liability claims may also cause us to pay punitive damages, not all of which are covered by our insurance. In addition, if product liability claims rise to a level of frequency or size that are significantly higher than similar claims made against our competitors, our reputation and business may be harmed.

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
Government Regulation
We are subject to numerous federal, state and local regulations. Some regulations govern the manufacture and sale of our products, including the provisions of the MVA, and the safety standards for RVs and components which have been established under the Motor Vehicle Act by the Department of Transportation. The MVA authorizes the National Highway Traffic Safety Administration to require a manufacturer to recall and repair vehicles which contain certain hazards or defects. Any major recalls of our vehicles, voluntary or involuntary, could have a material adverse effect on our results of operations, financial condition and cash flows. While we believe we are substantially in compliance with the foregoing laws and regulations as they currently exist, amendments to any of these regulations or the implementation of new regulations could significantly increase the cost of manufacturing, purchasing, operating or selling our products and could have a material adverse effect on our results of operations, financial condition, and cash flows. In addition, our failure to comply with present or future regulations could result in fines being imposed on us, potential civil and criminal liability, suspension of sales or production or cessation of operations.
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
The SEC adopted rules pursuant to Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act setting forth new disclosure requirements concerning the use or potential use of certain minerals, deemed conflict minerals (tantalum, tin, gold and tungsten), that are mined from the Democratic Republic of Congo and adjoining countries. These requirements necessitate due diligence efforts on our part to assess whether such minerals are used in our products in order to make the relevant required disclosures that began in May 2014. We incurred costs and diverted internal resource to comply with these new disclosure requirements, including for diligence to determine the sources of those minerals that may be used or necessary to the production of our products. Compliance costs may increase in future periods. We may face reputational challenges that could impact future sales if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our principal manufacturing, maintenance and service operations are conducted in multi-building complexes owned or leased by us. The following sets forth our material facilities as of August 30, 2014:

Location	Facility Type/Use	# of Buildings	Owned or Leased	Square Footage
Forest City, Iowa	Manufacturing, maintenance, service and office	32	Owned	1,546,000
Forest City, Iowa	Warehouse	3	Owned	459,000
Charles City, Iowa	Manufacturing	2	Owned	161,000
Lake Mills, Iowa	Manufacturing	1	Leased	96,000
Middlebury, Indiana	Manufacturing and office	4	Leased	277,000
		42		2,539,000
The facilities that we own in Forest City and Charles City are located on approximately 310 acres of land. Most of our buildings are of steel or steel and concrete construction and are protected from fire with high‑pressure sprinkler systems, dust collector systems, automatic fire doors and alarm systems. We believe that our facilities and equipment are well maintained, in excellent condition and suitable for the purposes for which they are intended.
In January 2011, we entered into a five-year lease agreement with FFT Land Management for real property consisting of four buildings and approximately 30 acres of land located in Middlebury, Indiana. The buildings are being utilized to assemble towables.
In November 2013, we entered into a five-year lease with the city of Lake Mills, IA for a manufacturing plant with two options to renew for five years each. This plan is being utilized to assemble Class B product.
In the first quarter of Fiscal 2013, property in Hampton, Iowa, an asset held for sale, was sold for $550,000 in gross proceeds resulting in a loss of $28,000 not including previous impairments. In the second quarter of Fiscal 2014, we sold a warehouse property for $2.3 million in gross proceeds resulting in a gain of $629,000. See Note 5.
Under terms of our credit facility, as further described in Note 7, we have encumbered substantially all of our real property for the benefit of the lender under such facility.
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
Below are the New York Stock Exchange high, low and closing prices of Winnebago Industries, Inc. common stock for each quarter of Fiscal 2014 and Fiscal 2013:

Fiscal 2014	High	Low	Close	Fiscal 2013	High	Low	Close
First Quarter	$31.80	$21.26	$30.96	First Quarter	$14.49	$10.99	$14.22
Second Quarter	32.41	23.18	26.66	Second Quarter	20.10	13.53	19.49
Third Quarter	28.85	22.68	24.76	Third Quarter	22.34	16.72	20.76
Fourth Quarter	26.69	22.80	24.73	Fourth Quarter	25.15	19.33	22.27

Holders
Shareholders of record as of October 14, 2014: 3,150

Dividends Paid Per Share
On October 15, 2014, our Board of Directors declared a cash dividend of $0.09 per outstanding share of common stock. The dividend will be paid on November 26, 2014 to all shareholders of record at the close of business on November 12, 2014. The Board currently intends to continue to pay quarterly cash dividends payments in the future; however, declaration of future dividends, if any, will be based on several factors including our financial performance, outlook and liquidity. We have not paid dividends since the first quarter of Fiscal 2009.
The payment of dividends may limit our ability to fully utilize our credit facility.  Our credit facility, as further described in Note 7, contains covenants that limit our ability to pay certain cash dividends without impacting financial ratio covenants.
Issuer Purchases of Equity Securities
Our credit facility, as further described in Note 7, contains covenants that limits our ability, among other things, except for limited purchases of our common stock from employees, to make distributions or payments with respect to or purchases of our common stock without consent of the lenders.
On December 19, 2007, the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $60 million. There is no time restriction on this authorization. During Fiscal 2014, approximately 1.0 million shares were repurchased under the authorization, at an aggregate cost of approximately $26.3 million, or $25.62 per share. Approximately 61,000 of these shares were repurchased from employees who vested in Winnebago Industries shares during the fiscal year and elected to pay their payroll tax via delivery of common stock as opposed to cash. As of August 30, 2014, there was approximately $13.6 million remaining under this authorization.
This table provides information with respect to purchases by us of shares of our common stock during each fiscal month of the fourth quarter of Fiscal 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
06/01/14 - 07/05/14	84,641	$23.81	84,641	(1)	$13,582,000
07/06/14 - 08/02/14	—	$—	—		$13,582,000
08/03/14 - 08/30/14	—	$—	—		$13,582,000
Total	84,641	$23.81	84,641	(1)	$13,582,000
Equity Compensation Plan Information
The following table provides information as of August 30, 2014 with respect to shares of our common stock that may be issued under our existing equity compensation plans:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in (a))
Equity compensation plans approved by shareholders - 2004 Plan (1)	457,421	$30.38	—
Equity compensation plans approved by shareholders - 2004 Plan (2)	198,523	$18.98	—
Equity compensation plans approved by shareholders - 2014 Plan			3,600,000	(3)
Equity compensation plans not approved by shareholders (4)	104,490 (5)	$13.44	—	(6)
Total	760,434	$25.08	3,600,000

(1)
This number represents stock options granted under the 2004 Incentive Compensation Plan, as amended ("2004 Plan") which will continue to be exercisable in accordance with their original terms and conditions. No new grants may be made under the 2004 Plan.

(2)	This number represents unvested share awards granted under the 2004 Plan. No new grants may be made under the 2004 Plan.

(3)
This number represents stock options available for grant under the 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan, as amended ("2014 Plan") as of August 30, 2014. The 2014 Plan replaced the 2004 Plan effective January 1, 2014 and was approved by the shareholders at the December 17, 2013 Annual Meeting.

(4)
Our sole equity compensation plan not previously submitted to our shareholders for approval is the Directors' Deferred Compensation Plan, as amended ("Directors' Plan"). The Board of Directors may terminate the Directors' Plan at any time. If not terminated earlier, the Directors' Plan will automatically terminate on June 30, 2023. For a description of the key provisions of the Directors' Plan, see the information in our Proxy

Statement for the Annual Meeting of Shareholders scheduled to be held December 16, 2014 under the caption "Director Compensation," which information is incorporated by reference herein.

(5)	Represents shares of common stock issued to a trust which underlie stock units, payable on a one-for-one basis, credited to stock unit accounts as of August 30, 2014 under the Directors' Plan.

(6)
The table does not reflect a specific number of stock units which may be distributed pursuant to the Directors' Plan. The Directors' Plan does not limit the number of stock units issuable thereunder. The number of stock units to be distributed pursuant to the Directors' Plan will be based on the amount of the director's compensation deferred and the per share price of our common stock at the time of deferral.

Performance Graph
The following graph compares our five-year cumulative total shareholder return (including reinvestment of dividends) with the cumulative total return on the Standard & Poor's 500 Index and a peer group. The peer group companies consisting of Thor Industries, Inc., Polaris Industries, Inc. and Brunswick Corporation were selected by us as they also manufacture recreation products. It is assumed in the graph that $100 was invested in our common stock, in the Standard & Poor's 500 Index and in the stocks of the peer group companies on August 29, 2009 and that all dividends received within a quarter were reinvested in that quarter. In accordance with the guidelines of the SEC, the shareholder return for each entity in the peer group index has been weighted on the basis of market capitalization as of each annual measurement date set forth in the graph.

	Base Period
Company/Index	8/29/09	8/28/10	8/27/11	8/25/12	8/31/13	8/30/14
Winnebago Industries, Inc.	100.00	77.88	61.45	97.68	197.57	219.39
S&P 500 Index	100.00	105.56	119.01	145.74	172.52	216.08
Peer Group	100.00	123.04	168.91	256.64	395.88	498.02

Item 6. Selected Financial Data

	Fiscal Years Ended
(In thousands, except EPS)	08/30/14	08/31/13	8/25/12 (1)	08/27/11	08/28/10
Income statement data:
Net revenues	$945,163	$803,165	$581,679	$496,418	$449,484
Net income	45,053	31,953	44,972	11,843	10,247

Per share data:
Net income - basic	1.64	1.14	1.54	0.41	0.35
Net income - diluted	1.64	1.13	1.54	0.41	0.35
Dividends declared and paid per common share	—	—	—	—	—

Balance sheet data:
Total assets	358,302	309,145	286,072	239,927	227,357
(1) In Fiscal 2012 we recorded a non-cash tax benefit of $37.7 million through the reduction of our Fiscal 2009 deferred tax asset valuation allowance.

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

	Through July 31		Calendar Year
US and Canada	2014	2013	2013	2012	2011
Motorized A, B, C	20.9%	17.6%	18.6%	19.8%	18.1%

Travel trailer and fifth wheels	0.8%	0.9%	1.0%	0.9%	0.6%

Through the first seven months of the calendar year, we increased our North American motorhome retail market share by 330 basis points. The most notable growth occurred in the Class C segment which was fueled in part by our partnership with a large rental dealer. We also experienced strong retail growth in our Class B and Class A diesel segments due to new products introduced in those categories.

Presented in fiscal quarters, certain key metrics are shown below:

	Class A, B & C Motorhomes				Travel Trailers & Fifth Wheels
			As of Quarter End				As of Quarter End
	Wholesale	Retail	Dealer	Order	Wholesale	Retail	Dealer	Order
(In units)	Deliveries	Registrations	Inventory	Backlog	Deliveries	Registrations	Inventory	Backlog
Q1	1,534	1,416	2,045	2,118	557	367	1,555	687
Q2	1,419	1,072	2,392	2,752	548	328	1,775	381
Q3	1,978	1,736	2,634	2,846	713	846	1,642	443
Q4	1,890	1,870	2,654	3,380	717	748	1,611	221
Fiscal 2013	6,821	6,094			2,535	2,289

Q1	2,005	1,524	3,135	3,534	484	504	1,591	151
Q2	2,055	1,283	3,907	2,900	575	394	1,772	206
Q3 (1)	2,331	2,783	3,798	2,357	727	724	1,775	303
Q4	2,364	2,183	3,979	1,899	723	777	1,721	163
Fiscal 2014	8,755	7,773			2,509	2,399

Unit change	1,934	1,679	1,325		(26)	110	110
Percentage change	28.4%	27.6%	49.9%		(1.0)%	4.8%	6.8%

(1)
An additional 343 units were delivered but not included in Q3 2014 motorhome wholesale deliveries as presented in the table above as the units are subject to repurchase option. These units were included as retail registrations, not in dealer inventory, as the units were immediately placed into rental service once delivered. See Note 5 to the financial statements.

Highlights of Fiscal 2014:
Consolidated revenues, gross profit, and operating income were significantly higher for Fiscal 2014 as compared to Fiscal 2013. Quarterly results for the past two fiscal years are illustrated as follows:

(In thousands)	Revenues		Gross Profit		Gross Margin		Operating Income		Operating Margin
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Q1	$222,670	193,554	$25,962	$20,747	11.7%	10.7%	$16,006	$9,946	7.2%	5.1%
Q2	228,811	177,166	22,845	17,191	10.0%	9.7%	14,036	8,872	6.1%	5.0%
Q3	247,747	218,199	26,481	21,197	10.7%	9.7%	15,589	10,248	6.3%	4.7%
Q4	245,935	214,246	28,709	25,496	11.7%	11.9%	18,278	15,332	7.4%	7.2%
Total	$945,163	$803,165	$103,997	$84,631	11.0%	10.5%	$63,909	$44,398	6.8%	5.5%

Operational performance:

•
Fiscal 2014 wholesale motorhome deliveries and retail demand both increased by approximately 28% as compared to Fiscal 2013. As a result, dealer inventory grew by nearly 50% to support the increased retail demand when comparing the same time periods. We view this as a reflection of our dealer network's confidence in our products and the overall industry. During the course of the fiscal year we continued to accelerate our motorhome production rates. This acceleration, coupled with the elimination of a key chassis supply chain constraint, allowed us to reduce our motorhome backlog to a more reasonable level of 1,899 at the end of Fiscal 2014 compared to 3,380 at the end of Fiscal 2013.

•
As previously discussed, we entered into a new partnership with a large rental dealer. This relationship generated a new transaction for us. Not reflected in our wholesale motorhome deliveries are 343 units that we produced for this rental customer. These units are not recorded as motorhome revenue due to the fact that we agreed to repurchase 343 units at the end of the customer's rental season, however we did record operating lease income. Details of this transaction are available in Note 4 to the Financial Statements.

Financial performance:

•
Our towable products achieved our objective of being financially accretive for the fiscal year. The emphasis for the towable management team was operational improvement; most notably the focus was on cost reductions and improved pricing. Towables generated operating income of $1.3 million in Fiscal 2014 compared to an operating loss of $3.5 million in Fiscal 2013. While towable net revenue experienced modest growth of 6%, the key factors in the $4.8 million improvement in operating loss to operating income were reduced costs associated with materials and warranty.

•
The strong growth for our motorized products has led to enhanced financial performance. Our net income in Fiscal 2014 grew 41% compared to the prior fiscal year. This was achieved by strong revenue growth, expanding gross margins and leveraging our operating expenses which remained flat on a year over year basis.

Industry Outlook
Key statistics for the motorhome industry are as follows:

	US and Canada Industry Class A, B & C Motorhomes
	Wholesale Shipments(1)					Retail Registrations(2)
	Calendar Year					Calendar Year
(In units)	2013		2012	Increase	Change	2013		2012	Increase	Change
Q1	8,500		6,869	1,631	23.7%	7,147		5,706	1,441	25.3%
Q2	10,972		7,707	3,265	42.4%	10,909		8,206	2,703	32.9%
Q3	9,469		6,678	2,791	41.8%	9,125		6,916	2,209	31.9%
Q4	9,391		6,944	2,447	35.2%	6,281		4,922	1,359	27.6%
Total	38,332		28,198	10,134	35.9%	33,462		25,750	7,712	29.9%

(In units)	2014		2013	Increase	Change	2014		2013	Increase	Change
Q1	11,125		8,500	2,625	30.9%	8,070		7,147	923	12.9%
Q2	12,203		10,972	1,231	11.2%	12,427		10,909	1,518	13.9%
July	3,201		2,850	351	12.3%	3,655		3,328	327	9.8%
August	3,964		3,302	662	20.0%		(4)	2,996
September	3,626	(3)	3,317	309	9.3%		(4)	2,801
Q3	10,791	(3)	9,469	1,322	14.0%		(4)	9,125
Q4	10,500	(3)	9,391	1,109	11.8%		(4)	6,281
Total	44,619	(3)	38,332	6,287	16.4%			33,462

July year to date growth	26,529		22,322	4,207	18.8%	24,152		21,384	2,768	12.9%

(1)	Class A, B and C wholesale shipments as reported by RVIA.

(2)	Class A, B and C retail registrations as reported by Stat Surveys for the US and Canada combined.

(3)
Monthly and quarterly 2014 Class A, B and C wholesale shipments are based upon the forecast prepared by Dr. Richard Curtin of the University of Michigan Consumer Survey Research Center for RVIA and reported in the RoadSigns RV Fall 2014 Industry Forecast Issue. The revised RVIA annual 2014 wholesale shipment forecast is 44,800 and the annual forecast for 2015 is 45,700, an increase of 2.0%.

(4)	Stat Surveys has not issued a projection for 2014 retail demand for this period.

Key statistics for the towable industry are as follows:

	US and Canada Travel Trailer & Fifth Wheel Industry
	Wholesale Shipments(1)					Retail Registrations(2)
	Calendar Year					Calendar Year
(In units)	2013		2012	Increase	Change	2013		2012	Increase	Change
Q1	66,745		60,402	6,343	10.5%	42,987		39,093	3,894	10.0%
Q2	79,935		71,095	8,840	12.4%	94,717		83,990	10,727	12.8%
Q3	61,251		56,601	4,650	8.2%	79,805		67,344	12,461	18.5%
Q4	60,104		54,782	5,322	9.7%	37,054		32,469	4,585	14.1%
Total	268,035		242,880	25,155	10.4%	254,563		222,896	31,667	14.2%

(In units)	2014		2013	Increase	Change	2014		2013	Increase	Change
Q1	75,458		66,745	8,713	13.1%	45,873		42,987	2,886	6.7%
Q2	85,648		79,935	5,713	7.1%	98,754		94,717	4,037	4.3%
July	23,691		22,083	1,608	7.3%	32,111		31,306	805	2.6%
August	21,370		20,797	573	2.8%		(4)	27,935
September	19,672	(3)	18,371	1,301	7.1%		(4)	20,564
Q3	64,733	(3)	61,251	3,482	5.7%		(4)	79,805
Q4	62,400	(3)	60,104	2,296	3.8%		(4)	37,054	`
Total	288,239	(3)	268,035	20,204	7.5%			254,563

July year to date growth	184,797		168,763	16,034	9.5%	176,738		169,010	7,728	4.6%

(1)	Towable wholesale shipments as reported by RVIA.

(2)	Towable retail registrations as reported by Stat Surveys for the US and Canada combined.

(3)
Monthly and quarterly 2014 towable wholesale shipments are based upon the forecast prepared by Dr. Richard Curtin of the University of Michigan Consumer Survey Research Center for RVIA and reported in the RoadSigns RV Fall 2014 Industry Forecast Issue. The revised annual 2014 wholesale shipment forecast is 291,100 and the annual forecast for 2015 is 301,400, an increase of 3.5%.

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

In Fiscal 2014 our motorhome shipments increased by approximately 28% compared to the forecasted industry growth rate for calendar 2014 of 16.4%. We believe this demonstrates that our dealer network and ultimately the retail consumer have a strong demand for our products. This is driven in part by the new products that we have introduced in recent periods.

During the course of the fiscal year we continued to accelerate our motorhome production rates. As a result we produced nearly 30% more units in Fiscal 2014. This acceleration, coupled with the elimination of a key supply chain constraint of Class A gas chassis, allowed us to reduce our motorhome backlog to 1,899 at the end of the fiscal year. We expect to continue to increase production during Fiscal 2015 to align the growing demand for our products, while managing constraints as they may occur in relation to labor and component parts.

Our unit order backlog was as follows:

	As Of
(In units)	August 30, 2014		August 31, 2013		(Decrease) Increase	% Change
Class A gas	338	17.8%	1,405	41.6%	(1,067)	(75.9)%
Class A diesel	302	15.9%	607	18.0%	(305)	(50.2)%
Total Class A	640	33.7%	2,012	59.5%	(1,372)	(68.2)%
Class B	323	17.0%	300	8.9%	23	7.7%
Class C	936	49.3%	1,068	31.6%	(132)	(12.4)%
Total motorhome backlog(1)	1,899	100.0%	3,380	100.0%	(1,481)	(43.8)%

Travel trailer	134	82.2%	180	81.4%	(46)	(25.6)%
Fifth wheel	29	17.8%	41	18.6%	(12)	(29.3)%
Total towable backlog(1)	163	100.0%	221	100.0%	(58)	(26.2)%

Approximate backlog revenue in thousands
Motorhome	$172,575		$346,665		$(174,090)	(50.2)%
Towable	$3,750		$4,744		$(994)	(21.0)%

(1)
We include in our backlog all accepted purchase orders from dealers to be shipped within the next six months. Orders in backlog can be canceled or postponed at the option of the dealer at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Our unit dealer inventory was as follows:

	August 30, 2014	August 31, 2013	Increase	% Change
Motorhomes	3,979	2,654	1,325	49.9%
Towables	1,721	1,611	110	6.8%

We believe that the level of our dealer inventory at the end of Fiscal 2014 is reasonable given the improved retail demand and current sales order backlog of our product. We have introduced a number of new products in the past year (Class B: Travato; Class C: Trend, Viva; Class A diesel: Forza, Solei), many of these products were delivered to the dealers during Fiscal 2014 for their initial stocking. These innovative products have generated additional retail demand and we believe will continue to do so. We have also expanded our points of distribution for these new product offerings in the past year as our dealer locations have increased 11.8%, which is another factor contributing to our dealer inventory growth.

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

Results of Operations
Fiscal 2014 Compared to Fiscal 2013
The following is an analysis of changes in key items included in the statements of operations for the fiscal year ended August 30, 2014 compared to the fiscal year ended August 31, 2013:

	Year Ended
(In thousands, except percent and per share data)	August 30, 2014	% of Revenues(1)	August 31, 2013	% of Revenues(1)	Increase (Decrease)	% Change
Net revenues	$945,163	100.0%	$803,165	100.0%	$141,998	17.7%
Cost of goods sold	841,166	89.0%	718,534	89.5%	122,632	17.1%
Gross profit	103,997	11.0%	84,631	10.5%	19,366	22.9%

Selling	18,293	1.9%	18,318	2.3%	(25)	(0.1)%
General and administrative	22,424	2.4%	21,887	2.7%	537	2.5%
(Gain) loss on real estate	(629)	(0.1)%	28	—%	(657)	NMF
Operating expenses	40,088	4.2%	40,233	5.0%	(145)	(0.4)%

Operating income	63,909	6.8%	44,398	5.5%	19,511	43.9%
Non-operating income	768	0.1%	696	0.1%	72	10.3%
Income before income taxes	64,677	6.8%	45,094	5.6%	19,583	43.4%
Provision (benefit) for taxes	19,624	2.1%	13,141	1.6%	6,483	49.3%
Net income	$45,053	4.8%	$31,953	4.0%	$13,100	41.0%
Diluted income per share	$1.64		$1.13		$0.51	45.1%
Diluted average shares outstanding	27,545		28,170
(1) Percentages may not add due to rounding differences.
Unit deliveries and ASP, net of discounts, consisted of the following:

	Year Ended
(In units)	August 30, 2014	Product Mix % (1)	August 31, 2013	Product Mix % (1)	Increase (Decrease)	% Change
Motorhomes:
Class A gas	3,056	34.9%	2,446	35.9%	610	24.9%
Class A diesel	1,410	16.1%	1,315	19.3%	95	7.2%
Total Class A	4,466	51.0%	3,761	55.1%	705	18.7%
Class B	751	8.6%	372	5.5%	379	101.9%
Class C	3,538	40.4%	2,688	39.4%	850	31.6%
Total motorhome deliveries	8,755	100.0%	6,821	100.0%	1,934	28.4%

ASP (in thousands) (1)	$96		$105		$(8)	(7.8)%

Towables:
Travel trailer	2,052	81.8%	2,038	80.4%	14	0.7%
Fifth wheel	457	18.2%	497	19.6%	(40)	(8.0)%
Total towable deliveries	2,509	100.0%	2,535	100.0%	(26)	(1.0)%

ASP (in thousands)(1)	$23		$21		$2	8.6%
(1) Percentages and dollars may not add due to rounding differences.

Net revenues consisted of the following:

	Year Ended
(In thousands)	August 30, 2014		August 31, 2013		Increase	% Change
Motorhomes (1)	$853,488	90.3%	$718,580	89.5%	$134,908	18.8%
Towables (2)	58,123	6.1%	54,683	6.8%	3,440	6.3%
Other manufactured products	33,552	3.6%	29,902	3.7%	3,650	12.2%
Total net revenues	$945,163	100.0%	$803,165	100.0%	$141,998	17.7%

(1)	Includes motorhome units, parts, and services

(2)	Includes towable units and parts

The increase in motorhome net revenues of $134.9 million or 18.8% was primarily attributed to a 28.4% increase in unit deliveries driven by higher dealer and retail consumer demand when compared to Fiscal 2013. ASP decreased 7.8% in Fiscal 2014 due to new products introduced in all classes at lower price points during the year.

Towables revenues were $58.1 million in Fiscal 2014 compared to revenues of $54.7 million in Fiscal 2013. ASP increased 8.6% and towable unit deliveries decreased by 1.0%.

One contributing factor to the increase in unit deliveries during Fiscal 2014 relates to revised shipping terms with our dealers. Effective in the first quarter of Fiscal 2014, we entered into revised dealer agreements to change our shipping terms so that title and risk of loss passes to our dealers upon acceptance of the unit by an independent transportation company for delivery which is standard industry practice. As a result of this term change, an additional $40.8 million of revenue was recognized in Fiscal 2014, which represented units in possession of the transportation company in-transit to the dealer. In Fiscal 2013, such revenues would have been recognized in the next fiscal year. Conversely, due to our 52/53 week fiscal year convention, Fiscal 2013 had an extra week in the first quarter as compared to Fiscal 2014 resulting in an additional $13.8 million of revenue recognized in the prior year first quarter. The net effect of these two timing items resulted in a positive impact of $27.0 million when comparing Fiscal 2014 to Fiscal 2013.

Cost of goods sold was $841.2 million, or 89.0% of net revenues for Fiscal 2014 compared to $718.5 million, or 89.5% of net revenues for Fiscal 2013 due to the following:

•	Total variable costs (materials, direct labor, variable overhead, delivery expense and warranty), as a percent of net revenues, were 83.7% in both years.

•
Fixed overhead (manufacturing support labor, depreciation and facility costs) and research and development-related costs decreased to 5.3% of net revenues compared to 5.7%. The difference was due primarily to increased revenues in Fiscal 2014.

•	All factors considered, gross profit increased from 10.5% to 11.0% of net revenues.
Selling expenses decreased to 1.9% from 2.3% of net revenues in Fiscal 2014 and Fiscal 2013, respectively. The decrease was due primarily to increased revenues in Fiscal 2014, as selling expenses were flat year over year.
General and administrative expenses were 2.4% and 2.7% of net revenues in Fiscal 2014 and Fiscal 2013, respectively. The decrease was due primarily to increased revenues in Fiscal 2014. General and administrative expenses increased $537,000, or 2.5%, in Fiscal 2014. This increase was due primarily to a reduction of rental income as a result of the sale of one of our warehouse properties in Fiscal 2014 and was partially offset by approximately $550,000 additional amortization on our Towables intangible assets in Fiscal 2013 (see Note 6).
During the second quarter of Fiscal 2014, we sold a warehouse facility in Forest City, Iowa, resulting in a gain of $629,000. See Note 5.
Non-operating income increased $72,000 or 10.3%, in Fiscal 2014. We received proceeds from COLI policies in both Fiscal 2014 and Fiscal 2013. See Note 12.

The overall effective income tax rate for Fiscal 2014 was 30.3% compared to 29.1% in Fiscal 2013. The overall increase is primarily a result of higher level of pre-tax book income earned in Fiscal 2014 compared to Fiscal 2013, as certain permanent deductions (tax-free income from COLI) recorded during Fiscal 2014 were relatively flat in dollar value compared to the prior year and legislation for various applicable tax credits expired on December 31, 2013; therefore our projected benefits for these tax credits are limited to four months of our fiscal year. See Note 11.

Net income and diluted income per share were $45.1 million and $1.64 per share, respectively, for Fiscal 2014. In Fiscal 2013, the net income was $32.0 million and diluted income was $1.13 per share.

Fiscal 2013 Compared to Fiscal 2012

The following is an analysis of changes in key items included in the statements of operations for the fiscal year ended August 31, 2013 compared to the fiscal year ended August 25, 2012:

	Year Ended
(In thousands, except percent and per share data)	August 31, 2013	% of Revenues(1)	August 25, 2012	% of Revenues(1)	Increase (Decrease)	% Change
Net revenues	$803,165	100.0%	$581,679	100.0%	$221,486	38.1%
Cost of goods sold	718,534	89.5%	537,999	92.5%	180,535	33.6%
Gross profit	84,631	10.5%	43,680	7.5%	40,951	93.8%

Selling	18,318	2.3%	16,837	2.9%	1,481	8.8%
General and administrative	21,887	2.7%	17,267	3.0%	4,620	26.8%
Loss on real estate	28	—%	50	—%	(22)	NMF
Operating expenses	40,233	5.0%	34,154	5.9%	6,079	17.8%

Operating income	44,398	5.5%	9,526	1.6%	34,872	NMF
Non-operating income	696	0.1%	581	0.1%	115	19.8%
Income before income taxes	45,094	5.6%	10,107	1.7%	34,987	NMF
Provision (benefit) for taxes	13,141	1.6%	(34,865)	(6.0)%	48,006	NMF
Net income	$31,953	4.0%	$44,972	7.7%	$(13,019)	(28.9)%
Diluted income per share	$1.13		$1.54		$(0.41)	(26.6)%
Diluted average shares outstanding	28,170		29,207

(1)	Percentages may not add due to rounding differences.

Unit deliveries and ASP, net of discounts, consisted of the following:

	Year Ended
(In units)	August 31, 2013	Product Mix %(1)	August 25, 2012	Product Mix %(1)	Increase (Decrease)	% Change
Motorhomes:
Class A gas	2,446	35.9%	1,648	35.5%	798	48.4%
Class A diesel	1,315	19.3%	931	20.1%	384	41.2%
Total Class A	3,761	55.1%	2,579	55.6%	1,182	45.8%
Class B	372	5.5%	319	6.9%	53	16.6%
Class C	2,688	39.4%	1,744	37.6%	944	54.1%
Total motorhome deliveries	6,821	100.0%	4,642	100.0%	2,179	46.9%

ASP (in thousands)(1)	$105		$105		$(1)	(0.9)%

Towables:
Travel trailer	2,038	80.4%	575	58.7%	666	115.8%
Fifth wheel	497	19.6%	194	41.3%	(469)	(241.8)%
Total towable deliveries	2,535	100.0%	769	100.0%	197	25.6%

ASP (in thousands)(1)	$21		$24		$(3)	(10.5)%

(1)	Percentages and dollars may not add due to rounding differences.

Net revenues consisted of the following:

	Year Ended
(In thousands)	August 31, 2013		August 25, 2012		Increase (Decrease)	% Change
Motorhomes (1)	$704,472	87.7%	$483,532	83.1%	$220,940	45.7%
Towables (2)	54,683	6.8%	56,784	9.8%	(2,101)	(3.7)%
Motorhome parts and services	14,108	1.8%	12,661	2.2%	1,447	11.4%
Other manufactured products	29,902	3.7%	28,702	4.9%	1,200	4.2%
Total net revenues	$803,165	100.0%	$581,679	100.0%	$221,486	38.1%

(1)	Includes motorhome units, parts and service

(2)	Includes towable units and parts.

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

Cost of goods sold was $718.5 million, or 89.5% of net revenues for Fiscal 2013 compared to $538.0 million, or 92.5% of net revenues for Fiscal 2012 due to the following:

•
Total variable costs (materials, direct labor, variable overhead, delivery expense and warranty), as a percent of net revenues, decreased to 83.7% this year from 85.3% mainly due to decreased material costs and increased operating efficiencies.

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
General and administrative expenses were 2.7% and 3.0% of net revenues in Fiscal 2013 and Fiscal 2012, respectively. General and administrative expenses increased $4.6 million, or 26.8%, in Fiscal 2013. This increase was due primarily to an increase of $3.7 million in wage-related expenses. We also recorded approximately $550,000 additional amortization on our Towables intangible assets in Fiscal 2013 due to a decrease in the estimated useful lives.
During the first quarter of Fiscal 2013 we realized a loss of $28,000 on the sale of our Hampton, Iowa property. See Note 5.
Non-operating income increased $115,000 or 19.8%, in Fiscal 2013. This difference is primarily due to decreased line of credit expenses which was partially offset by lower investment income. We also received proceeds from COLI policies in both Fiscal 2013 and Fiscal 2012. See Note 12.

The overall effective income tax rate for FIscal 2013 was an expense of 29.1% compared to a benefit of (345.0)% in Fiscal 2012. For further discussion of income taxes (which includes a reconciliation of the US statutory income tax rate to our effective tax rate), see Note 11. The following table breaks down the two aforementioned tax rates:

	Year Ended
	August 31, 2013		August 25, 2012
(In thousands)	Amount	Effective Rate	Amount	Effective Rate
Tax expense on current operations	$13,551	30.0%	$2,914	28.8%
Valuation allowance	73	0.2%	(37,681)	(372.8)%
Uncertain tax positions settlements and adjustments	(483)	(1.1)%	(159)	(1.6)%
Amended tax returns	—	—%	61	0.6%
Total provision (benefit) for taxes	$13,141	29.1%	$(34,865)	(345.0)%

•
Tax expense on current operations: The primary reason for the increase in the overall effective tax expense rate on current operations in Fiscal 2013 was due to higher pretax income from operations compared to Fiscal 2012. Significant permanent deductions include domestic production activities deduction, income tax credits and tax-free income from COLI and student loan-related tax exempt securities.

•
Valuation allowance: During Fiscal 2013, adjustments to the realizable value of certain deferred tax assets were recorded. This resulted in a non-cash tax expense of $73,000 through the increase of our valuation allowance. At the end of the fourth quarter of Fiscal 2012, we re-established almost all remaining deferred tax assets due to the fact that we were in a three-year historical cumulative income position as opposed to a three-year historical loss position and that we had a positive future outlook. This resulted in a non-cash tax benefit of $37.7 million through the reduction of our valuation allowance.

•
Uncertain tax positions settlements and adjustments: During Fiscal 2013, benefits of $483,000 were recorded as a result of adjustments to uncertain tax positions. During Fiscal 2012, benefits of $159,000 were recorded as a result of adjustments to uncertain tax positions.

Net income and diluted income per share were $32.0 million and $1.13 per share, respectively, for Fiscal 2013. In Fiscal 2012, net income was $45.0 million and diluted income was $1.54 per share. Net income and diluted income per share were higher in Fiscal 2012 compared to Fiscal 2013 despite a significant increase in net revenue and pre-tax income due primarily to the tax benefit realized in Fiscal 2012.

Analysis of Financial Condition, Liquidity and Resources
Cash and cash equivalents decreased $6.5 million during Fiscal 2014 and totaled $57.8 million as of August 30, 2014. The significant liquidity events that occurred during Fiscal 2014 were:

•	Generated net income of $45.1 million

•	Increases of receivables of $38.2 million and payables of $10.9 million

•	Stock repurchases of $26.3 million

•	Capital expenditures of $10.5 million

On October 31, 2012 we entered into the Credit Agreement with GECC. On May 28, 2014 we amended this Credit Agreement ("the Amended Credit Agreement") which now provides up to $50.0 million revolving credit facility based on our eligible inventory and expires on May 29, 2019. See Note 7 to the financial statements.

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
Working capital at August 30, 2014 and August 31, 2013 was $172.0 million and $153.5 million, respectively, an increase of $18.5 million. We currently expect cash on hand, funds generated from operations and the availability under a credit facility to be sufficient to cover both short-term and long-term operating requirements. We anticipate capital expenditures in Fiscal 2015 of $15‑$20 million, primarily for IT upgrades and for manufacturing equipment and facilities.

On October 15, 2014, the Board of DIrectors approved the reinstatement of a quarterly cash dividend of $.09 per share of common stock, payable on November 26, 2014 to shareholders of record at the close of business on November 12, 2014. We expect this cash outflow to be approximately $2.5 million for each quarter that this dividend is paid.
Operating Activities
Cash provided by operating activities was $23.2 million for the fiscal year ended August 30, 2014 compared to $10.2 million for the fiscal year ended August 31, 2013, and $115,000 for the fiscal year ended August 25, 2012. The combination of net income of $45.1 million in Fiscal 2014 and changes in non-cash charges (e.g., depreciation, LIFO, stock-based compensation, deferred income taxes) provided $50.6 million of operating cash compared to $39.0 million in Fiscal 2013 and $15.9 million in Fiscal 2012. In Fiscal 2014, Fiscal 2013, and Fiscal 2012, changes in assets and liabilities (primarily an increase in receivables in Fiscal 2014 and inventory increases in Fiscal 2013 and Fiscal 2012) used $27.4 million, $28.8 million, and $15.8 million, respectively, of operating cash.
Investing Activities
Cash used in investing activities of $5.4 million in Fiscal 2014 was due primarily to capital spending of $10.5 million and was partially offset by proceeds on the sale of property of $2.4 million and ARS investments of $2.4 million. In Fiscal 2013, cash provided by investing activities of $4.1 million was primarily due to proceeds of ARS redemptions of $7.3 million and was partially offset by capital spending of $4.4 million. During Fiscal 2012, cash used in investing activities of $118,000 was primarily due to capital spending of $2.2 million and was offset by proceeds of $1.7 million from COLI policies and ARS redemptions of $1.1 million.
Financing Activities
Cash used in financing activities was $24.3 million, $12.7 million and $6.6 million for the fiscal years ended August 30, 2014, August 31, 2013, and August 25, 2012, respectively, and was primarily for repurchases of our stock each year.

Contractual Obligations and Commercial Commitments
Our principal contractual obligations and commercial commitments as of August 30, 2014 were as follows:

	Payments Due By Period
(In thousands)	Total	Fiscal 2015	Fiscal 2016-2017	Fiscal 2018-2019	More than 5 Years
Postretirement health care obligations (1)	$36,244	$1,202	$2,974	$3,628	$28,440
Deferred compensation obligations (1)	21,227	2,687	4,764	4,458	9,318
Executive share option obligations (1)	5,629	276	2,839	2,004	510
Supplemental executive retirement plan benefit obligations (1)	2,974	470	559	598	1,347
Operating leases (2)	1,234	742	367	125	—
Contracted services	141	80	61	—	—
Unrecognized tax benefits (3)	3,024	—	—	—	—
Total contractual cash obligations	$70,473	$5,457	$11,564	$10,813	$39,615

	Expiration By Period
(In thousands)	Total	Fiscal 2015	Fiscal 2016-2017	Fiscal 2018-2019	More than 5 Years
Contingent repurchase obligations (2)	$363,831	$28,458	$335,373	$—	$—
Operating lease repurchase obligations (4)	$16,050	$16,050	$—	$—	$—

(1)	See Note 9.

(2)	See Note 10.

(3)	We are not able to reasonably estimate in which future periods these amounts will ultimately be settled.

(4)	See Note 4.

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

Revenue Recognition
Generally, revenues for our RVs are recorded when the following conditions are met:

•	an order for a product has been received from a dealer

•	written or verbal approval for payment has been received from the dealer's floorplan financing institution (if applicable)

•	an independent transportation company has accepted responsibility for the product as agent for the dealer; and

•	the product is removed from the Company's property for delivery to the dealer.

These conditions are generally met when title passes, which is when RVs are shipped to dealers in accordance with shipping terms, which are primarily FOB shipping point. Products are not sold on consignment except for the rental program described in the next paragraph, dealers do not have the right to return products and dealers are typically responsible for interest costs to floor plan lenders.
In Fiscal 2014 we began to sell RVs to a rental company. These units are subject to our obligation to repurchase at the end of the rental term. These transactions are accounted for as operating leases.  At the time of sale, the proceeds are recorded as deferred revenue in other current liabilities.  The difference between the proceeds and the repurchase amount is recognized in net revenues over the term which the rental company holds the vehicle, using a straight-line method.  The cost of the vehicles is recorded in net investment in operating leases and the difference between the cost of the vehicle and the estimated resale value is depreciated in net revenue over the term of the lease.  Net proceeds or losses from the sale of the vehicle at resale, if any, are recognized in net revenue at the time of sale.
Revenues of our OEM components and RV related parts are recorded as the products are shipped from our location. The title of ownership transfers on these products as they leave our location due to the freight terms of FOB shipping point.
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

Based on these repurchase agreements, we establish an associated loss reserve which is disclosed separately in the balance sheets. Repurchased sales are not recorded as a revenue transaction, but the net difference between the original repurchase price and the resale price are recorded against the loss reserve, which is a deduction from gross revenue. Our loss reserve for repurchase commitments contains uncertainties because the calculation requires management to make assumptions and apply judgment regarding a number of factors. There are two significant assumptions associated with establishing our loss reserve for repurchase commitments: (1) the percentage of dealer inventory that we will be required to repurchase as a result of defaults by the dealer, and (2) the loss that will be incurred, if any, when repurchased inventory is resold. These key assumptions are affected by a number of factors, such as macro-market conditions, current retail demand for our product, age of product in dealer inventory, physical condition of the product, location of the dealer, and the financing source. To the extent that dealers are increasing or decreasing their inventories, our overall exposure under repurchase agreements is likewise impacted. The percentage of dealer inventory we estimate we will repurchase (which has ranged in the past five years from 4 to 8% on a weighted average basis) and the associated estimated loss (which has ranged in the past five years from 7 to 12% on a weighted average basis) is based on historical information, current trends and an analysis of dealer inventory aging for all dealers with inventory subject to this obligation. In periods where there is increasing retail demand for our product at our dealerships, the lower end of our estimated range of assumptions will be more appropriate and in periods of decreasing retail demand, the opposite will be true.

While there can be no assurance that dealer and economic conditions will not adversely change, we currently do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our loss reserve for repurchase commitments. A hypothetical change of a 10% increase or decrease in our significant repurchase commitment assumptions as of August 30, 2014 would have affected net income by approximately $274,000.

Warranty
We provide, with the purchase of any new motorhome, a comprehensive 12-month/15,000-mile warranty on Class A, B and C motorhomes and a 3-year/36,000-mile warranty on Class A and C sidewalls and floors. We provide a comprehensive 12-month warranty on all towable products. Estimated costs related to product warranty are accrued at the time of sale and are based upon past warranty claims and unit sales history and are adjusted as required to reflect actual costs incurred, as information becomes available. A significant increase in dealership labor rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize. Further discussion of our warranty costs and associated accruals is included in Note 8.

While there can be no assurance that warranty expense will not adversely change, we currently do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our warranty reserve. A hypothetical change of a 10% increase or decrease in our significant warranty commitment assumptions as of August 30, 2014 would have affected net income by approximately $644,000.

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

Income Taxes
We account for income taxes in accordance with ASC 740, Income Taxes. In preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Valuation allowances arise due to the uncertainty of realizing deferred tax assets. We are required to assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a "more likely than not" standard. In making such assessments, significant weight is to be given to evidence that can be objectively verified. A company's current or previous losses are given more weight than its future outlook. We have evaluated the sustainability of our deferred tax assets on our balance sheet which includes the assessment of cumulative income or losses over recent prior periods. During the year, it was determined that the deferred tax assets associated with the Net Operating Loss Carry Forwards would be able to be utilized prior to expiration. As a result of this analysis, in accordance with ASC 740 guidelines, the Company decided to remove the valuation allowance associated with these deferred tax assets. In addition, the Company had approximately $1.4 million of tax credits that expired during the year. As such, the deferred tax asset associated with these credits was written off. This also eliminated the need for the valuation allowance associated with this deferred tax asset. As a result of these two occurrences, the Company does not have any valuation allowance recorded as of August 30, 2014. We will continue to assess the likelihood that our deferred tax assets will be realizable at each reporting period and our valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

Postretirement Benefits, Obligations and Costs
We provide certain health care and other benefits for retired employees hired before April 1, 2001, who have fulfilled eligibility requirements at age 55 with 15 years of continuous service. Postretirement benefit liabilities are determined by actuaries using assumptions about the discount rate and health care cost-trend rates. Assumed health care cost trend rates do not have a significant effect on the amounts reported for retiree health care benefits due to the fact that we have established maximum amounts ("dollar caps") on the amount we will pay for postretirement health care benefits per retiree on an annual basis. However, a significant increase or decrease in interest rates could have a significant impact on our operating results. Further discussion of our postretirement benefit plan and related assumptions is included in Note 9.

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

We could incur financial market risk in the form of interest rate risk. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At August 30, 2014, we had a $50.0 million credit facility with GECC. The interest rates applicable to this agreement are based on LIBOR plus 2.0%. We currently have no borrowings under this credit facility.

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
Based on this assessment, management has concluded that the Company's internal control over financial reporting was effective as of August 30, 2014.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's financial statements included in this Annual Report on Form 10-K, has issued a report included herein, which expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Randy J. Potts	/s/ Sarah N. Nielsen
Randy J. Potts	Sarah N. Nielsen
Chief Executive Officer, President	Vice President, Chief Financial Officer
and Chairman of the Board

October 28, 2014	October 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Winnebago Industries, Inc.
Forest City, Iowa
We have audited the internal control over financial reporting of Winnebago Industries, Inc. and subsidiaries (the "Company") as of August 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 30, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended August 30, 2014 of the Company and our report dated October 28, 2014 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
October 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Winnebago Industries, Inc.
Forest City, Iowa
We have audited the accompanying consolidated balance sheets of Winnebago Industries, Inc. and subsidiaries (the "Company") as of August 30, 2014 and August 31, 2013, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended August 30, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Winnebago Industries, Inc. and subsidiaries at August 30, 2014 and August 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended August 30, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of August 30, 2014, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 28, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
October 28, 2014

Winnebago Industries, Inc.
Consolidated Statements of Income and Comprehensive Income

	Year Ended
(In thousands, except per share data)	August 30, 2014	August 31, 2013	August 25, 2012
Net revenues	$945,163	$803,165	$581,679
Cost of goods sold	841,166	718,534	537,999
Gross profit	103,997	84,631	43,680

Operating expenses:
Selling	18,293	18,318	16,837
General and administrative	22,424	21,887	17,267
(Gain) loss on sale of real estate	(629)	28	50
Total operating expenses	40,088	40,233	34,154

Operating income	63,909	44,398	9,526

Non-operating income	768	696	581
Income before income taxes	64,677	45,094	10,107

Provision (benefit) for taxes	19,624	13,141	(34,865)
Net income	$45,053	$31,953	$44,972

Income per common share:
Basic	$1.64	$1.14	$1.54
Diluted	$1.64	$1.13	$1.54

Weighted average common shares outstanding:
Basic	27,430	28,075	29,145
Diluted	27,545	28,170	29,207

Net income	$45,053	$31,953	$44,972
Other comprehensive income (loss):
Amortization of prior service credit (net of tax of $2,068, $1,944, and $1,791)	(3,582)	(3,226)	(2,801)
Amortization of net actuarial loss (net of tax of $337, $361, and $387)	749	1,264	644
(Increase) decrease in actuarial loss (net of tax of $1,348, $2,177, and $3,894)	(2,191)	3,612	(3,630)
Plan amendment (net of tax of $1,364, $1,613, and $1,729)	2,216	2,676	2,869
Unrealized appreciation (depreciation) of investments (net of tax of $91, $125, and $189)	151	209	(314)
Total other comprehensive (loss) income	(2,657)	4,535	(3,232)
Comprehensive income	$42,396	$36,488	$41,740

See notes to consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Balance Sheets

(In thousands, except per share data)	August 30, 2014	August 31, 2013
Assets
Current assets:
Cash and cash equivalents	$57,804	$64,277
Receivables, less allowance for doubtful accounts ($127 and $152, respectively)	69,699	29,145
Inventories	112,848	112,541
Investment in operating leases	15,978	—
Prepaid expenses and other assets	5,718	8,277
Income taxes receivable	5	1,868
Deferred income taxes	9,641	7,742
Total current assets	271,693	223,850
Property, plant and equipment, net	25,135	20,266
Long-term investments	—	2,108
Investment in life insurance	25,126	25,051
Deferred income taxes	24,029	25,649
Goodwill	1,228	1,228
Other assets	11,091	10,993
Total assets	$358,302	$309,145

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$33,111	$28,142
Income taxes payable	2,927	—
Accrued expenses:
Accrued compensation	20,763	22,101
Operating lease repurchase obligations	16,050	—
Product warranties	9,501	8,443
Self-insurance	4,941	4,531
Accrued loss on repurchases	2,212	1,287
Promotional	3,205	1,910
Other	7,009	3,940
Total current liabilities	99,719	70,354
Total long-term liabilities:
Unrecognized tax benefits	3,024	3,988
Postretirement health care and deferred compensations benefits	62,811	64,074
Total long-term liabilities	65,835	68,062
Contingent liabilities and commitments
Stockholders' equity:
Capital stock common, par value $0.50; authorized 60,000 shares, issued 51,776 shares	25,888	25,888
Additional paid-in capital	31,672	29,334
Retained earnings	554,496	509,443
Accumulated other comprehensive (loss) income	(1,808)	849
Treasury stock, at cost (24,727 and 23,917 shares, respectively)	(417,500)	(394,785)
Total stockholders' equity	192,748	170,729
Total liabilities and stockholders' equity	$358,302	$309,145

See notes to consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Changes in Stockholders' Equity

	Common Shares		Additional Paid-In Capital (APIC)	Retained Earnings	Accum- ulated Other Compre- hensive Income	Treasury Stock		Total Stock- holders' Equity
(In thousands, except per share data)	Number	Amount				Number	Amount
Balance, August 27, 2011	51,776	$25,888	$30,131	$432,518	$(454)	(22,641)	$(379,353)	$108,730
Creation/(utilization) of APIC pool due to stock award	—	—	(119)	—	—	—	—	(119)
Issuance of restricted stock	—	—	(2,011)	—	—	120	2,011	—
Stock-based compensation, net of forfeitures	—	—	495	—	—	27	449	944
Payments for the purchase of common stock	—	—	—	—	—	(628)	(6,604)	(6,604)
Prior service cost and actuarial loss, net of $5,298 tax	—	—	—	—	(5,787)	—	—	(5,787)
Plan amendment, net of $1,729 tax	—	—	—	—	2,869	—	—	2,869
Unrealized depreciation of investments, net of $189 tax	—	—	—	—	(314)	—	—	(314)
Net income	—	—	—	44,972	—	—	—	44,972
Balance, August 25, 2012	51,776	$25,888	$28,496	$477,490	$(3,686)	(23,122)	$(383,497)	$144,691
Stock option exercises	—	—	9	—	—	4	66	75
Creation/(utilization) of APIC pool due to stock award	—	—	86	—	—	—	—	86
Issuance of restricted stock	—	—	(729)	—	—	71	1,167	438
Vesting of directors' stock units	—	—	158	—	—	—	—	158
Stock-based compensation, net of forfeitures	—	—	1,314	—	—	12	197	1,511
Payments for the purchase of common stock	—	—	—	—	—	(882)	(12,718)	(12,718)
Prior service cost and actuarial loss, net of $594 tax	—	—	—	—	1,650	—	—	1,650
Plan amendment, net of $1,613 tax	—	—	—	—	2,676	—	—	2,676
Unrealized appreciation of investments, net of $125 tax	—	—	—	—	209	—	—	209
Net income	—	—	—	31,953	—	—	—	31,953
Balance, August 31, 2013	51,776	$25,888	$29,334	$509,443	$849	(23,917)	$(394,785)	$170,729
Stock option exercises	—	—	771	—	—	78	1,286	2,057
Creation/(utilization) of APIC pool due to stock award	—	—	441	—	—	—	—	441
Issuance of restricted stock	—	—	(779)	—	—	137	2,279	1,500
Stock-based compensation, net of forfeitures	—	—	1,905	—	—	3	60	1,965
Payments for the purchase of common stock	—	—	—	—	—	(1,028)	(26,340)	(26,340)
Prior service cost and actuarial loss, net of $3,079 tax	—	—	—	—	(5,024)	—	—	(5,024)
Plan amendment, net of $1,364 tax	—	—	—	—	2,216	—	—	2,216
Unrealized appreciation of investments, net of $91 tax	—	—	—	—	151	—	—	151
Net income	—	—	—	45,053	—	—	—	45,053
Balance, August 30, 2014	51,776	$25,888	$31,672	$554,496	$(1,808)	(24,727)	$(417,500)	$192,748

See notes to consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Cash Flows

	Year Ended
(In thousands)	August 30, 2014	August 31, 2013	August 25, 2012
Operating activities:
Net income	$45,053	$31,953	$44,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,997	4,764	4,872
LIFO expense (income)	1,456	(1,180)	(613)
Asset impairment	—	—	50
Stock-based compensation	3,386	3,009	1,918
Deferred income taxes including valuation allowance	(48)	1,790	(34,749)
Postretirement benefit income and deferred compensation expense	(979)	245	570
(Benefit) provision for doubtful accounts	(19)	25	125
(Gain) loss on disposal of property	(691)	(95)	28
Gain on life insurance	(726)	(536)	(529)
Loss on sale of investments	—	45	—
Increase in cash surrender value of life insurance policies	(805)	(1,030)	(732)
Change in assets and liabilities:
Inventories	(1,763)	(24,267)	(17,316)
Receivables, prepaid and other assets	(38,233)	(8,908)	(2,085)
Investment in operating leases, net of repurchase obligations	72	—	—
Income taxes and unrecognized tax benefits	5,625	(194)	7
Accounts payable and accrued expenses	10,919	8,939	7,627
Postretirement and deferred compensation benefits	(4,008)	(4,322)	(4,030)
Net cash provided by operating activities	23,236	10,238	115

Investing activities:
Proceeds from the sale of investments	2,350	7,300	1,050
Proceeds from life insurance	1,737	1,004	1,652
Purchases of property and equipment	(10,476)	(4,422)	(2,213)
Proceeds from the sale of property	2,423	734	17
Payments of COLI borrowings	—	(1,371)	—
Other	(1,402)	822	(624)
Net cash (used in) provided by investing activities	(5,368)	4,067	(118)

Financing activities:
Payments for purchases of common stock	(26,340)	(12,718)	(6,604)
Proceeds from exercise of stock options	2,080	75	—
Other	(81)	(68)	(17)
Net cash used in financing activities	(24,341)	(12,711)	(6,621)

Net (decrease) increase in cash and cash equivalents	(6,473)	1,594	(6,624)
Cash and cash equivalents at beginning of year	64,277	62,683	69,307
Cash and cash equivalents at end of year	$57,804	$64,277	$62,683

Supplement cash flow disclosure:
Income taxes paid (refunded), net	$14,061	$11,500	$(134)

See notes to consolidated financial statements.

Winnebago Industries, Inc.
Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies
Nature of Operations
Winnebago Industries, Inc., founded in 1958 and headquartered in Forest City, Iowa, is one of the leading manufacturers of RVs which we sell through independent dealers, primarily throughout the United States and Canada. Other products manufactured by us consist primarily of original equipment manufacturing parts, including extruded aluminum and other component products for other manufacturers, commercial vehicles and commercial transit buses.
Principles of Consolidation
The consolidated financial statements for Fiscal 2014 include the parent company and our wholly-owned subsidiary, Winnebago of Indiana, LLC. All material intercompany balances and transactions with our subsidiary have been eliminated.
Fiscal Period
We follow a 52-/53-week fiscal year, ending the last Saturday in August. Fiscal 2014 and Fiscal 2012 were 52-week fiscal periods. Fiscal 2013 was a 53-week fiscal year; the first quarter ending December 1, 2012 was a 14-week quarter.
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
Property and Equipment
Depreciation of property and equipment is computed using the straight‑line method on the cost of the assets, less allowance for salvage value where appropriate, at rates based upon their estimated service lives as follows:

Asset Class	Asset Life
Buildings	10-30 years
Machinery and equipment	3-15 years
Software	3-5 years
Transportation equipment	4-6 years
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
Goodwill and Amortizable Intangible Assets
Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in a business combination. Goodwill assets are reviewed for impairment by applying a fair-value based test on an annual basis, or more frequently if circumstances indicate a potential impairment. Amortizable intangible assets consisted of dealer network, trademarks and non-compete agreements and are fully amortized.

Self-Insurance
Generally, we self-insure for a portion of product liability claims and workers' compensation. Under these plans, liabilities are recognized for claims incurred, including those incurred but not reported. We determined the liability for product liability and workers' compensation claims with the assistance of a third party administrator and actuary using various state statutes and historical claims experience. We have a $35 million insurance policy that includes an SIR for product liability of $2.5 million per occurrence and $6.0 million in aggregate per policy year. In the event that the annual aggregate of the SIR is exhausted by payment of claims and defense expenses, an SIR of $1.0 million, excluding defense expenses, is applicable to each claim covered under this policy. We maintain excess liability insurance with outside insurance carriers to minimize our risks related to catastrophic claims in excess of our self-insured positions for product liability and personal injury matters. Any material change in the aforementioned factors could have an adverse impact on our operating results. Our product liability and workers' compensation accrual is included within accrued self-insurance on our balance sheet.
Income Taxes
In preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within our balance sheet. We then assess the likelihood that our deferred tax assets will be realized based on future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance or change this allowance in a period, we include an expense or a benefit within the tax provision in our Statements of Income.
Legal
Our accounting policy regarding litigation expense is to accrue for probable exposure including estimated defense costs if we are able to estimate the financial impact.
Revenue Recognition
Generally, revenues for our RVs are recorded when the following conditions are met:

•	an order for a product has been received from a dealer

•	written or verbal approval for payment has been received from the dealer's floorplan financing institution (if applicable)

•	an independent transportation company has accepted responsibility for the product as agent for the dealer; and

•	the product is removed from the Company's property for delivery to the dealer.

These conditions are generally met when title passes, which is when RVs are shipped to dealers in accordance with shipping terms, which are primarily FOB shipping point. Products are not sold on consignment except for the rental program described below, dealers do not have the right to return products and dealers are typically responsible for interest costs to floor plan lenders.
In Fiscal 2014 we began to sell RVs to a rental company. These units are subject to our obligation to repurchase at the end of the lease term. These transactions are accounted for as operating leases.  At the time of sale, the proceeds are recorded as deferred revenue in other current liabilities.  The difference between the proceeds and the repurchase amount is recognized in net revenues over the term which the rental company holds the vehicle, using a straight-line method.  The cost of the vehicles is recorded in net investment in operating leases and the difference between the cost of the vehicle and the estimated resale value is depreciated in net revenue over the term of the lease.  Net proceeds or losses from the sale of the vehicle at resale, if any, are recognized in net revenue at the time of sale.
Revenues of our OEM components and RV related parts are recorded as the products are shipped from our location. The title of ownership transfers on these products as they leave our location due to the freight terms of FOB shipping point.
Delivery Revenues and Expenses
Delivery revenues for products delivered are included within net sales, while delivery expenses are included within cost of goods sold.
Concentration of Risk
One of our dealer organizations accounted for 19.7%, 26.5%, and 25.5% of our consolidated net revenue in Fiscal 2014, 2013 and 2012, respectively. In Fiscal 2014 this dealer sold our products in 72 of their dealership locations across 28 US states. A second dealer organization accounted for 12.5% and 12.3% of our net revenue for Fiscal 2014 and Fiscal 2013, respectively. In Fiscal 2014 this dealer sold products in 11 of their dealership locations across 4 US states. The loss of either or both of these dealer organizations could have a significant adverse effect on our business. In addition, deterioration in the liquidity or creditworthiness of either or both of these dealers could negatively impact our sales and could trigger repurchase obligations under our repurchase agreements.

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

Based on these repurchase agreements, we establish an associated loss reserve which is disclosed separately as "Accrued loss of repurchases" in the consolidated balance sheets. Repurchased sales are not recorded as a revenue transaction, but the net difference between the original repurchase price and the resale price are recorded against the loss reserve, which is a deduction from gross revenue. Our loss reserve for repurchase commitments contains uncertainties because the calculation requires management to make assumptions and apply judgment regarding a number of factors. See Note 10.

Reporting Segment
We have one reportable segment, the RV market. We design, develop, manufacture and market motorized and towable recreation products along with supporting products and services.

Research and Development
Research and development expenditures are included within cost of goods sold and are expensed as incurred. A portion of these expenditures qualify for state and federal tax benefits. Development activities generally relate to creating new products and improving or creating variations of existing products to meet new applications. During Fiscal 2014, 2013 and 2012, we spent approximately $4.3 million, $3.8 million and $3.4 million, respectively, on research and development activities.
Advertising
Advertising costs, which consist primarily of literature and trade shows, were $5.1 million, $4.7 million, and $4.3 million in Fiscal 2014, 2013 and 2012, respectively. Advertising costs are included in selling expense and are expensed as incurred with the exception of trade shows which are expensed in the period in which the show occurs.
Earnings Per Common Share
Basic income per common share is computed by dividing net income by the weighted average common shares outstanding during the period.
Diluted income per common share is computed by dividing net income by the weighted average common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock awards and options (see Note 15).
Subsequent Events
We evaluated events occurring between the end of our most recent fiscal year and the date the financial statements were issued. There were no material subsequent events, except those described in Note 13 and Note 18.
New Accounting Pronouncements
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

In June 2014, the FASB issued ASU 2014-12, Stock Compensation (Topic 718), which provides guidance on the accounting for reporting entities that grant their employees share-based payments in which the terms of the award stipulate that a performance target that affects vesting could be achieved after the requisite service period. ASU 2012-12 will become effective for years ending after December 15, 2015 (our Fiscal 2016). We are currently evaluating the impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Going Concern (Subtopic 205-40), which provides guidance on management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern and related footnote disclosures. ASU 2012-15 will become effective for years ending after December 15, 2016 (our Fiscal 2017). We are currently evaluating the impact on our consolidated financial statements.

Note 2: Investments and Fair Value Measurements
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

The following tables set forth by level within the fair value hierarchy our financial assets that were accounted for at fair value on a recurring basis at August 30, 2014 and August 31, 2013 according to the valuation techniques we used to determine their fair values:

	Fair Value at August 30, 2014	Fair Value Measurements Using Inputs Considered As
(In thousands)		Level 1	Level 2	Level 3
Assets that fund deferred compensation:
Domestic equity funds	$5,465	$5,465	—	—
International equity funds	716	716	—	—
Fixed income funds	242	242	—	—
Total assets at fair value	$6,423	$6,423	$—	$—

	Fair Value at August 31, 2013	Fair Value Measurements Using Inputs Considered As
(In thousands)		Level 1	Level 2	Level 3
Long-term investments:
Student loan ARS	$2,108	$—	$—	$2,108
Assets that fund deferred compensation:
Domestic equity funds	7,127	7,127	—	—
International equity funds	742	742	—	—
Fixed income funds	287	287	—	—
Total assets at fair value	$10,264	$8,156	$—	$2,108

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

(In thousands)	August 30, 2014	August 31, 2013
Balance at beginning of year	$2,108	$9,074
Net realized loss included in non-operating income	—	(45)
Net change included in other comprehensive income	242	379
Sales	(2,350)	(7,300)
Balance at the end of year	$—	$2,108
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Long-term investments. At August 31, 2013, we held $2.4 million (par value) of tax-exempt ARS, which were variable-rate debt securities and had a long-term maturity. Our long-term ARS investments were classified as Level 3, as quoted prices were unavailable and there was insufficient observable ARS market information available to determine the fair value of these investments. During the first quarter of Fiscal 2014, our remaining ARS holding of $2.4 million was called at par for a full redemption.

Assets that fund deferred compensation. Our assets that fund deferred compensation are marketable equity securities measured at fair value using quoted market prices and primarily consist of equity-based mutual funds. They are classified as Level 1 as they are traded in an active market for which closing stock prices are readily available. These securities fund the Executive Share Option Plan (see Note 9), a deferred compensation program. The Executive Plan assets related to those options that will expire within a year are included in prepaid expenses and other assets in the accompanying balance sheets. The remaining assets are included in other assets.

Assets and Liabilities that are measured at Fair Value on a Nonrecurring Basis. Our non-financial assets, which include goodwill and property and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, we must evaluate the non-financial asset for impairment. If an impairment did occur, the asset is required to be recorded at the estimated fair value.

Note 3: Inventories
Inventories consist of the following:

(In thousands)	August 30, 2014	August 31, 2013
Finished goods	$28,029	$43,927
Work-in-process	49,919	46,257
Raw materials	66,200	52,201
Total	144,148	142,385
LIFO reserve	(31,300)	(29,844)
Total inventories	$112,848	$112,541
The above value of inventories, before reduction for the LIFO reserve, approximates replacement cost at the respective dates. Of the $144.1 million inventory at August 30, 2014, $137.7 million is valued on a LIFO basis and the Towables inventory of $6.4 million is valued on a FIFO basis. Of the $142.4 million inventory at August 31, 2013, $136.1 million is valued on a LIFO basis and the Towables inventory of $6.3 million is valued on a FIFO basis.

During Fiscal 2014 we recorded an increase to LIFO reserves of $1.5 million, based on increases in inflation. During Fiscal 2013 we recorded a decrease to LIFO reserves of $1.2 million, based on deflation partially offset by an increase in inventories.

Note 4: Net Investment in Operating Leases and Operating Lease Repurchase Obligation
During the third quarter of Fiscal 2014 we delivered 520 RV rental units to Apollo, a US RV rental company. Under the terms of a sales agreement with Apollo, all units were paid for upon delivery. To secure an order of this magnitude, we contractually agreed to repurchase up to 343 of the units at specified prices after one season of rental use (by no later than December 31, 2014) provided certain conditions are met. As a result, the units subject to repurchase are accounted for as operating leases and are recorded in the balance sheet as net investment in operating leases of $16.0 million at August 30, 2014. The original cost of these units is being depreciated down to the estimated net realizable value of the rental units during the time frame that the units are in rental use. Also, we recorded in the balance sheet operating lease repurchase obligations of $16.1 million at August 30, 2014 which represents our estimated repurchase obligation per the terms of the sales agreement.

Estimated net lease revenue is being recorded ratably over the rental period that Apollo holds the units based upon the difference between the proceeds received and the estimated repurchase obligation less the estimated depreciation expense of the unit.

When we sell the repurchased units we will record a gain or loss for the difference, if any, between the estimated residual value of the unit and the actual resale value as a component of net lease revenue. We recorded $626,000 of net lease revenue during Fiscal 2014.

We anticipate repurchasing most of the units subject to repurchase during the first quarter of Fiscal 2015 and for any units subject to repurchase which are not returned we will remove the remaining net investment in lease and repurchase obligation balance for such units and record a net gain or loss for the difference between these two balances.

Note 5: Property, Plant and Equipment and Assets Held for Sale
Property, plant and equipment is stated at cost, net of accumulated depreciation and consists of the following:

(In thousands)	August 30, 2014	August 31, 2013
Land	$738	$757
Buildings and building improvements	47,273	50,297
Machinery and equipment	90,101	88,280
Software	4,356	2,944
Transportation	9,098	9,044
Total property, plant and equipment, gross	151,566	151,322
Less accumulated depreciation	(126,431)	(131,056)
Total property, plant and equipment, net	$25,135	$20,266
In the second quarter of Fiscal 2014, a lessee exercised an option to purchase warehouse facilities that they had leased from us since 1980. Net proceeds from the sale were $2.3 million, resulting in a gain of $629,000.

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

At August 31, 2013 and August 30, 2014, we had no assets held for sale.

Note 6: Goodwill and Amortizable Intangible Assets

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

Amortizable intangible assets of $770,000 consisted of dealer network, trademarks and non-compete agreements and were fully amortized in Fiscal 2013 after identifying a decrease in the estimated useful lives. Amortization expense was $0, $640,000 and $79,000 for Fiscal 2014, Fiscal 2013, and Fiscal 2012, respectively.

Note 7: Credit Facilities
On October 31, 2012, we entered into a Credit Agreement with GECC. The Credit Agreement provides for an initial $35.0 million revolving credit facility, based on our eligible inventory and was to expire on October 31, 2015 before the amendment described below. There is no termination fee associated with the agreement.
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

Note 8: Warranty

We provide our motorhome customers a comprehensive 12-month/15,000-mile warranty on our Class A, B, and C motorhomes, and a 3-year/36,000-mile structural warranty on Class A and C sidewalls and floors. We provide a comprehensive 12-month warranty on all towable products. From time to time, we voluntarily incur costs for certain warranty-type expenses occurring after the normal warranty period to help protect the reputation of our products and the goodwill of our customers. Estimated costs related to product warranty are accrued at the time of sale and are based upon past warranty claims and unit sales history and adjusted as required to reflect actual costs incurred, as information becomes available. A significant increase in dealership labor rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize.

Changes in our product warranty liability during Fiscal 2014, Fiscal 2013, and Fiscal 2012 are as follows:

(In thousands)	August 30, 2014	August 31, 2013	August 25, 2012
Balance at beginning of year	$8,443	$6,990	$7,335
Provision	10,947	9,075	5,756
Claims paid	(9,889)	(7,622)	(6,101)
Balance at end of year	$9,501	$8,443	$6,990

Note 9: Employee and Retiree Benefits
Postretirement health care and deferred compensation benefits are as follows:

(In thousands)	August 30, 2014	August 31, 2013
Postretirement health care benefit cost	$36,930	$36,244
Non-qualified deferred compensation	21,014	22,366
Executive share option plan liability	5,628	6,959
SERP benefit liability	2,974	2,876
Executive deferred compensation	213	105
Officer stock-based compensation	627	543
Total postretirement health care and deferred compensation benefits	67,386	69,093
Less current portion(1)	(4,575)	(5,019)
Long-term postretirement health care and deferred compensation benefits(2)	$62,811	$64,074

(1)	Included in current liabilities in the Consolidated Balance Sheets

(2)	Included in long-term liabilities in the Consolidated Balance Sheets

Postretirement Health Care Benefits
We provide certain health care and other benefits for retired employees hired before April 1, 2001, who have fulfilled eligibility requirements at age 55 with 15 years of continuous service. We use a September 1 measurement date for this plan and our postretirement health care plan currently is not funded. In Fiscal 2005, we established dollar caps on the amount that we will pay for postretirement health care benefits per retiree on an annual basis so that we were not exposed to continued medical inflation. Retirees are required to pay a monthly premium in excess of the employer dollar caps for medical coverage based on years of service and age at retirement. In January 2012, January 2013, and January 2014 the employer established dollar caps were reduced by 10% in each year through plan amendments. Our liability for postretirement health care was reduced by $4.3 million and $3.6 million as of August 31, 2013 and August 30, 2014, respectively, as presented in the table below.

Based on actuarial evaluations, the discount rate used in determining the accumulated postretirement benefit obligation was 3.9% at August 30, 2014 and 4.6% at August 31, 2013. In Fiscal 2014, the decrease in the discount rate resulted in an increase to the benefit obligation of $3.4 million, presented as an actuarial loss in the following table. Assumed health care cost trend rates do not have a significant effect in determining the accumulated postretirement benefit obligation due to employer caps established.
Changes in our postretirement health care liability are as follows:

(In thousands)	August 30, 2014	August 31, 2013
Balance at beginning of year	$36,244	$45,132
Interest cost	1,540	1,508
Service cost	393	574
Net benefits paid	(1,035)	(1,109)
Actuarial loss (gain)	3,368	(5,572)
Plan amendment	(3,580)	(4,289)
Balance at end of year	$36,930	$36,244
Net periodic postretirement benefit income for the past three fiscal years consisted of the following components:

	Year Ended
(In thousands)	August 30, 2014	August 31, 2013	August 25, 2012
Interest cost	$1,540	$1,508	$1,849
Service cost	393	574	539
Amortization of prior service benefit	(5,650)	(5,170)	(4,592)
Amortization of net actuarial loss	1,077	1,603	1,029
Net periodic postretirement benefit income	$(2,640)	$(1,485)	$(1,175)

For accounting purposes, we recognized net periodic postretirement income as presented in the table above, due to the amortization of prior service benefit associated with the establishment of caps on the employer portion of benefits in Fiscal 2005 and the 10% cap reductions in Fiscal 2014, Fiscal 2013 and Fiscal 2012.

Amounts not yet recognized in net periodic benefit cost and included in accumulated other comprehensive income (before taxes) are as follows:

(In thousands)	August 30, 2014	August 31, 2013
Prior service credit	$(14,857)	$(16,926)
Net actuarial loss	17,190	14,899
Accumulated other comprehensive income (loss)	$2,333	$(2,027)
The estimated amounts that will be will be amortized from accumulated other comprehensive income to net periodic benefit cost in Fiscal 2015 include a prior service credit of $5.2 million and an actuarial net loss of $1.3 million.

Expected future benefit payments for postretirement health care for the next ten years are as follows:

(In thousands)		Amount
Year:	2015	$1,164
	2016	1,306
	2017	1,447
	2018	1,587
	2019	1,723
	2020-2024	10,336
	Total	$17,563
The expected future benefit payments have been estimated based on the same assumptions used to measure our benefit obligation as of August 30, 2014 and include benefits attached to estimated current employees' future services.

Deferred Compensation Benefits
Non-Qualified Deferred Compensation Program (1981)
We have a Non-Qualified Deferred Compensation Program which permitted key employees to annually elect to defer a portion of their compensation until their retirement. The plan has been closed to any additional deferrals since January 2001. The retirement benefit to be provided is based upon the amount of compensation deferred and the age of the individual at the time of the contracted deferral. An individual generally vests at age 55 and 5 years of participation under the plan. For deferrals prior to December 1992, vesting occurs at the later of age 55 and 5 years of service from first deferral or 20 years of service. Deferred compensation expense was $1.4 million, $1.5 million and $1.6 million in Fiscal 2014, 2013 and 2012, respectively. Total deferred compensation liabilities were $21.0 million and $22.4 million at August 30, 2014 and August 31, 2013, respectively.

Supplemental Executive Retirement Plan (SERP)
The primary purpose of this plan was to provide our officers and managers with supplemental retirement income for a period of 15 years after retirement. We have not offered this plan on a continuing basis to members of management since 1998. The plan was funded with individual whole life insurance policies (Split Dollar Program) owned by the named insured officer or manager. We initially paid the life insurance premiums on the life of the individual and the individual would receive life insurance and supplemental cash payment during the 15 years following retirement. In October 2008, the plan was amended as a result of changes in the tax and accounting regulations and rising administrative costs. Under the redesigned SERP, the underlying life insurance policies previously owned by the insured individual became COLI by a release of all interests by the participant and assignment to us as a prerequisite to participation in the SERP and transition from the Split Dollar Program. Total SERP liabilities were $3.0 million and $2.9 million at August 30, 2014 and August 31, 2013, respectively. This program remains closed to new employee participation.

To assist in funding the deferred compensation and SERP liabilities, we have invested in COLI policies. The cash surrender value of these policies is presented as investment in life insurance in the accompanying balance sheets and consists of the following:

(In thousands)	August 30, 2014	August 31, 2013
Cash value	$55,982	$55,484
Borrowings	(30,856)	(30,433)
Investment in life insurance	$25,126	$25,051

Non-Qualified Share Option Program (2001)
The Non-Qualified Share Option Program permitted participants in the Executive Share Option Plan (the "Executive Plan") to choose to defer a portion of their salary or other eligible compensation in the form of options to purchase selected securities, primarily equity-based mutual funds. These assets are treated as trading securities and are recorded at fair value. The Executive Plan has been closed to any additional deferrals since January 2005. The Executive Plan assets related to those options that will expire within a year are included in prepaid expenses and other assets in the accompanying balance sheets. The remaining assets are included in other assets. Total assets on August 30, 2014 and August 31, 2013 were $6.4 million and $8.2 million, respectively, and the liabilities were $5.6 million and $7.0 million, respectively. The difference between the asset and liability balances represents the additional 25% we contributed at the time of the initial deferrals to aid in potential additional earnings to the participant. This contribution is required to be paid back to us when the option is exercised. A participant may exercise his or her options per the plan document, but there is a requirement that after these dollars have been invested for 15 years the participant is required to exercise such option.

Executive Deferred Compensation Plan (2007)
In December 2006, we adopted the Winnebago Industries, Inc. Executive Deferred Compensation Plan (the "Executive Deferred Compensation Plan"). Under the Executive Deferred Compensation Plan, corporate officers and certain key employees may annually choose to defer up to 50% of their salary and up to 100% of their cash incentive awards. The assets are presented as other assets and the liabilities are presented as postretirement health care and deferred compensation benefits in the accompanying balance sheets. Such assets on August 30, 2014 and August 31, 2013 were $211,000 and $105,000, respectively, and liabilities were $213,000 and $105,000, respectively.
Profit Sharing Plan
We have a qualified profit sharing and contributory 401(k) plan for eligible employees. The plan provides quarterly discretionary matching cash contributions as approved by our Board of Directors. Contributions to the plan for Fiscal 2014, 2013 and 2012 were $1.1 million, $865,000 and $676,000, respectively.

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
Our repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 18 months, provide that our liability will be the lesser of remaining principal owed by the dealer or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our contingent liability on these repurchase agreements was approximately $363.8 million and $232.9 million at August 30, 2014 and August 31, 2013, respectively.

In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of RVs to repurchase current inventory if a dealership exits the business. Incremental repurchase exposure beyond existing repurchase agreements, related to dealer inventory in states that we have had historical experience of repurchasing inventory, totaled $6.8 million and $8.0 million at August 30, 2014 and August 31, 2013, respectively.
Our risk of loss related to these repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on the repurchase exposure as previously described, we established an associated loss reserve. Our accrued losses on repurchases were $2.2 million as of August 30, 2014 and $1.3 million as of August 31, 2013.
A summary of the activity for the fiscal years stated for repurchased units is as follows:

(Dollars in thousands)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Inventory repurchased:
Units	21	20	18
Dollars	$467	$451	$1,264
Inventory resold:
Units	20	20	18
Cash collected	$392	$353	$1,113
Loss recognized	$75	$98	$151
Units in ending inventory	1	—	—

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
Lease Commitments
We have operating leases for certain land, buildings and equipment. Lease expense was $1.1 million for Fiscal 2014, $949,000 for Fiscal 2013 and $864,000 for Fiscal 2012. Minimum future lease commitments under noncancelable lease agreements in excess of one year as of August 30, 2014 are as follows:

(In thousands)		Amount
Year Ended:	2015	$742
	2016	295
	2017	72
	2018	71
	2019	54
	Total	$1,234

Note 11: Income Taxes
The components of the provision (benefit) for income taxes are as follows:

	Year Ended
(In thousands)	August 30, 2014	August 31, 2013	August 25, 2012
Current
Federal	$17,923	$10,958	$468
State	(170)	(680)	(584)
Total current tax provision (benefit)	17,753	10,278	(116)
Deferred
Federal	1,415	1,666	(33,218)
State	456	1,197	(1,531)
Total deferred tax provision (benefit)	1,871	2,863	(34,749)
Total tax provision (benefit)	$19,624	$13,141	$(34,865)

Current Tax Provision (Benefit)
The amount of current federal tax provision noted in the table above for Fiscal 2014, 2013 and 2012 represents primarily the estimated federal tax payable for those fiscal years in addition to the tax effect of tax planning initiatives recorded during the year.
The state benefit recorded in Fiscal 2014, 2013 and 2012 is primarily a result of tax planning initiatives recorded during those years.

Deferred Tax Provision (Benefit)
The deferred federal and state expense recorded during Fiscal 2014 and 2013 is primarily a result of the utilization of deferred tax assets during the year. The deferred federal and state tax benefit recorded during Fiscal 2012 is associated with the reduction in valuation allowance on deferred tax assets. For Fiscal 2014, Fiscal 2013 and Fiscal 2012, we have determined that $33.7 million, $33.4 million and $39.0 million, respectively, of our deferred tax assets were sustainable.

The following is a reconciliation of the US statutory income tax rate to our effective tax rate:

	Year Ended
(A percentage)	August 30, 2014	August 31, 2013	August 25, 2012
US federal statutory rate	35.0%	35.0%	34.0%
State taxes, net of federal benefit	2.3%	2.1%	2.5%
Tax-free and dividend income	(1.5)%	(2.2)%	(9.7)%
Income tax credits	(0.4)%	(1.7)%	(1.7)%
Domestic production activities deduction	(2.8)%	(2.4)%	(1.1)%
Other permanent items	(0.9)%	(0.8)%	4.8%
Valuation allowance	(0.4)%	0.2%	(372.8)%
Uncertain tax positions settlements and adjustments	(1.0)%	(1.1)%	(1.6)%
Amended state returns	—%	—%	0.6%
Effective tax provision (benefit) rate	30.3%	29.1%	(345.0)%

During the year, deferred tax assets associated with tax credits were written off as they expired during the year. These assets had a full valuation allowance associated with them. As such, when the deferred tax assets were written off, the valuation allowance associated with the deferred tax assets were also removed. This activity resulted in not having any rate impact, as the 2.2% deferred tax expense associated with the deferred tax asset write off was offset by the 2.2% deferred tax benefit recorded with the reduction of the valuation allowance.

Significant items comprising our net deferred tax assets are as follows:

	August 30, 2014		August 31, 2013
(In thousands)	Total		Total
Current
Warranty reserves	$3,620		$3,191
Self-insurance reserve	1,882		1,704
Accrued vacation	1,805		1,810
Inventory	(1,682)		(1,078)
Deferred compensation	1,199		1,118
Other	2,817		997
Total current	9,641		7,742
Noncurrent
Postretirement health care benefits	13,634		13,186
Deferred compensation	9,565		10,678
Tax credits & NOL carryforwards	261	(1)	2,070
Unrecognized tax benefit	895		1,206
Depreciation	(992)		(917)
Other	666		1,068
Total noncurrent	24,029		27,291
Total gross deferred tax assets	33,670		35,033
Valuation allowance	—		(1,642)
Total deferred tax assets	$33,670		$33,391

(1)	At August 30, 2014, NOL carryforwards included $261,000 of state NOLs that will begin to expire in Fiscal 2018. We have evaluated all the positive and negative evidence and consider it more likely than not that these carryforwards can be realized. Approximately $1.4 million of tax credits were written off as they expired in Fiscal 2014. As such, the valuation allowance associated with these tax credits was also removed during the year.

Unrecognized Tax Benefits
Changes in the unrecognized tax benefits are as follows:

(In thousands)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Unrecognized tax benefits - beginning balance	$(2,134)	$(5,228)	$(5,387)
Gross decreases - tax positions in a prior period	816	3,101	599
Gross increases - current period tax positions	(391)	(7)	(440)
Unrecognized tax benefits - ending balance	$(1,709)	$(2,134)	$(5,228)

The changes in the balance of Unrecognized Tax Benefits during Fiscal 2014 are a result of tax planning initiatives recorded during the year. Approximately $1.9 million of the gross decreases for Fiscal 2013 includes the removal of the interest and penalties from the overall disclosed reserve balance of unrecognized tax benefits. The remaining reductions are as a result of changes in balance of positions that meet the more-likely-than-not threshold.
If the remaining uncertain positions are ultimately favorably resolved, $2.1 million of unrecognized benefits could have a positive impact on our effective tax rate. It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits into tax expense. The Company reduced its accrual for interest by $464,000 and penalties by $75,000 during Fiscal 2014. In total, as of August 30, 2014, the Company has recorded $848,000 of interest and $468,000 in penalties in the balance for unrecognized tax benefits. The Company reduced its accrual for interest by $235,000 and penalties by $92,000 during Fiscal 2013. In total, as of August 31, 2013 the Company has recognized a liability for interest of $1.3 million and penalties of $542,000. In Fiscal 2012, we reduced the accrual for interest by approximately $121,000 and reduced the accrual for penalties by approximately $118,000. Approximately $1.5 million of interest and $634,000 in penalties are included in the unrecognized tax benefits ending balance for Fiscal 2012.
We file tax returns in the US federal jurisdiction, as well as various international and state jurisdictions. Although certain years are no longer subject to examinations by the IRS and various state taxing authorities, NOL carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities if they either have been or will be used in a future period. As of August 30, 2014, our federal returns from Fiscal 2011 to present continue to be subject to review by the IRS. With few exceptions, the state returns from Fiscal 2009 to present continue to be subject to review by the taxing jurisdictions. A number of years may elapse before an uncertain tax position is audited and finally resolved, and it is often very difficult to predict the outcome of such audits. Periodically, various state and local jurisdictions conduct audits, therefore, a variety of years are subject to state and local jurisdiction review.
We do not believe within the next twelve months there will be a significant change in the total amount of unrecognized tax benefits as of August 30, 2014.

Note 12: Non-Operating Income and Expense
Non-operating income consists of:

	Year Ended
	August 30, 2014	August 31, 2013	August 25, 2012
COLI appreciation	$2,425	$2,616	$2,788
COLI death benefits	726	537	528
COLI premiums	(491)	(487)	(514)
COLI interest expense	(1,613)	(1,640)	(1,795)
Total COLI	1,047	1,026	1,007
Line of credit expense	(338)	(339)	(571)
Loss on sale of investment	—	(45)	—
Interest income	49	65	143
Gain (loss) on foreign currency transactions	10	(11)	2
Total non-operating income	$768	$696	$581

Note 13: Stock-Based Compensation Plans
We have a 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan approved by shareholders (as amended, the "Plan") in place which allows us to grant or issue non-qualified stock options, incentive stock options, share awards and other equity compensation to key employees and to non-employee directors. No more than 3.6 million shares of common stock may be issued under the Plan and no more than 3.6 million of those shares may be used for awards other than stock options or stock appreciation rights. Shares subject to awards that are forfeited or terminated, expire unexercised, are cancelled and settled in cash in lieu of common stock or are exchanged for awards that do no involve common stock, shall be added back to the limits and again immediately become available for awards.
Stock Options and Share Awards
With respect to stock options, the Plan replaced the 2004 Incentive Compensation Plan. Any stock options previously granted under the 2004 Incentive Compensation Plan continue to be exercisable in accordance with their original terms and conditions. The term of any options granted under the Plan may not exceed ten years from the date of the grant. Stock options are granted at the closing market price on the date of grant. Options issued to key employees generally vest over a three-year period in equal annual installments, beginning one year after the date of grant, with immediate vesting upon retirement or upon a change of control (as defined in the Plan), if earlier. Historically, options issued to directors vested six months after grant.
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
Annual Incentive Plans
For Fiscal 2012, Fiscal 2013 and Fiscal 2014, the Human Resources Committee of our Board of Directors established annual incentive plans for the officers that were to be paid in 2/3 cash and 1/3 restricted stock (stock must be held for one year from date of grant except for shares we agree to repurchase in lieu of executives' payment of payroll taxes).

•
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

•
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

•
Certain financial performance metrics (net income and ROIC) were achieved for Fiscal 2014 under the annual incentive plan thus $2.6 million of compensation expense was accrued under this plan at the end of Fiscal 2014 of which $866,000 was stock-based. On October 14, 2014, the Human Resources Committee of the Board of Directors approved the award of 40,495 restricted shares to the officers under the annual incentive plan.  Of the shares granted, we repurchased 20,638 shares from employees who elected to pay their payroll tax via delivery of shares of common stock as opposed to cash.

Long-Term Incentive Plans
For Fiscal 2012, Fiscal 2013 and Fiscal 2014, the Human Resources Committee of our Board of Directors established three different three-year incentive compensation plans (Officers Long-Term Incentive Plan Fiscal 2012-2014, 2013-2015 and 2014-2016) to serve as an incentive to our senior management team to achieve certain ROE targets. If the ROE target is met, restricted stock will be awarded subsequent to the end of each three year period with a one-year restriction on sale upon award (except for shares we agree to repurchase in lieu of executives' payment of payroll taxes). In the event that we do not achieve the required ROE targets, no restricted stock will be granted. If it becomes probable that certain of the ROE performance targets will be achieved, the corresponding estimated cost of the grant will be recorded as stock-based compensation expense over the performance period. The probability of reaching the targets is evaluated each reporting period. If it becomes probable that certain of the target performance levels will be achieved, a cumulative adjustment will be recorded and future stock-based-compensation expense will increase based on the then projected performance levels. If we later determine that it is not probable that the minimum ROE performance threshold for the grants will be met, no further stock-based compensation cost will be recognized and any previously recognized stock-based compensation cost related to these plans will be reversed.

•
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

•
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

•
As of the end of Fiscal 2014, $540,000 of stock-based compensation expense has been accrued for these plans. Specifically, for the 2012-2014 plan, the ROE target was met, thus subsequent to year end, in October 2014 restricted stock was awarded to the officers in this plan. On October 14, 2014, the Human Resources Committee of the Board of Directors approved the award of 25,529 shares valued at $545,000 to the officers under the 2012-2014 long-term incentive plan.  Of the shares granted, we repurchased 13,011 shares valued at $278,000 from employees who elected to pay their payroll tax via delivery of common stock as opposed to cash.

Director's Awards
Non-employee directors may elect to receive all or part of their annual retainer and board fees in the form of Winnebago Industries stock units credited in the form of shares of our common stock instead of cash. The directors are restricted from selling these shares until their retirement. During Fiscal 2014, there were 3,576 stock units awarded to our non-employee directors in lieu of cash compensation. The aggregate intrinsic value of these awards as of August 30, 2014 was $2.6 million with 104,490 stock units outstanding.
Stock-Based Compensation
Total stock-based compensation expense for the past three fiscal years consisted of the following components:

	Year Ended
(In thousands)	August 30, 2014	August 31, 2013	August 25, 2012
Share awards:
Performance-based annual plan employee award expense	$866	$1,055	$120
Performance-based long-term plan employee award expense	540	444	791
Time-based employee award expense	1,472	1,145	685
Time-based directors award expense	410	159	87
Directors stock unit expense	98	206	235
Total stock-based compensation	$3,386	$3,009	$1,918

Stock Options
A summary of stock option activity for Fiscal 2014, 2013 and 2012 is as follows:

	Year Ended
	August 30, 2014			August 31, 2013			August 25, 2012
	Shares	Price per Share	Wtd. Avg. Exercise Price/Share	Shares	Price per Share	Wtd. Avg. Exercise Price/Share	Shares	Price per Share	Wtd. Avg. Exercise Price/Share
Outstanding at beginning of year	664,994	$26 - $36	$29.83	727,664	$18 - $36	$29.08	812,983	$18 - $36	$28.84
Options granted	—	—	—	—	—	—	—	—	—
Options exercised	(77,833)	$26 - $27	26.72	(4,000)	$19	18.84	—	—	—
Options canceled	(129,740)	$26 - $35	29.75	(58,670)	$18 - $32	21.26	(85,319)	$19 - $32	26.81
Outstanding at end of year	457,421	$26 - $36	$30.38	664,994	$26 - $36	$29.83	727,664	$18 - $36	$29.08
Exercisable at end of year	457,421	$26 - $36	$30.38	664,994	$26 - $36	$29.83	727,664	$18 - $36	$29.08

The weighted average remaining contractual life for options outstanding and exercisable at August 30, 2014 was 0.5 years. There was no aggregate intrinsic value for the options outstanding and exercisable at August 30, 2014. Other values related to options are as follows:

(In thousands)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Aggregate intrinsic value of options exercised (1)	$173	$1	$—
Net cash proceeds from the exercise of stock options	2,080	75	—
Actual income tax benefit realized from stock option exercises	63	—	—

(1)	The amount by which the closing price of our stock on the date of exercise exceeded the exercise price.

Share Awards
A summary of share award activity for Fiscal 2014, 2013 and 2012 is as follows:

	Year Ended
	August 30, 2014		August 31, 2013		August 25, 2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of year	190,962	$12.46	70,956	$13.49	148,500	$13.49
Granted	138,345	27.44	190,738	12.25	50,000	7.96
Vested	(129,817)	18.82	(70,732)	12.93	(120,044)	11.19
Canceled	(967)	18.44	—	—	(7,500)	13.49
End of year	198,523	$18.98	190,962	$12.46	70,956	$13.49

The aggregate intrinsic value of awards outstanding at August 30, 2014 was $4.9 million.
As of August 30, 2014, there was $1.5 million of unrecognized compensation expense related to restricted stock awards that is expected to be recognized over a weighted average period of 1.7 years. The total fair value of awards vested during Fiscal 2014, 2013 and 2012 was $3.6 million, $1.1 million and $1.2 million, respectively.

On October 15, 2014 the full Board of Directors approved the award of grants of 78,600 shares of our restricted common stock under the Plan valued at $1.7 million to our key management group (approximately 60 employees). The Board of Directors also granted 21,000 shares of our restricted common stock valued at $461,000 to the non-management members of the Board.

The value of the restricted stock is based on the closing price of our common stock on the date of grant, which was $21.93. The fair value of this award to employees is amortized on a straight-line basis over the requisite service period of three years or to an employee's eligible retirement date, if earlier; thus restricted stock awards are expensed immediately upon grant for retirement-eligible employees. Estimated non-cash stock compensation expense based on this restricted stock grant will be approximately $625,000 for the first quarter of Fiscal 2015 and $1.2 million for Fiscal 2015.

Note 14: Net Revenues Classifications
Net revenue by product class:

	Year Ended
(In thousands)	August 30, 2014		August 31, 2013		August 25, 2012
Motorhomes, parts and service	$853,488	90.3%	$718,580	89.5%	$496,193	85.3%
Towables and parts	58,123	6.1%	54,683	6.8%	56,784	9.8%
Other manufactured products	33,552	3.6%	29,902	3.7%	28,702	4.9%
Total net revenues	$945,163	100.0%	$803,165	100.0%	$581,679	100.0%

Net revenue by geographic area:

	Year Ended
(In thousands)	August 30, 2014		August 31, 2013		August 25, 2012
United States	$873,910	92.5%	$742,798	92.5%	$522,515	89.8%
International	71,253	7.5%	60,367	7.5%	59,164	10.2%
Total net revenues	$945,163	100.0%	$803,165	100.0%	$581,679	100.0%

Note 15: Earnings Per Share
The following table reflects the calculation of basic and diluted income per share for the past three fiscal years:

	Year Ended
(In thousands, except per share data)	August 30, 2014	August 31, 2013	August 25, 2012
Income per share - basic
Net income	$45,053	$31,953	$44,972
Weighted average shares outstanding	27,430	28,075	29,145
Net income per share - basic	$1.64	$1.14	$1.54

Income per share - assuming dilution
Net income	$45,053	$31,953	$44,972
Weighted average shares outstanding	27,430	28,075	29,145
Dilutive impact of awards and options outstanding	115	95	62
Weighted average shares and potential dilutive shares outstanding	27,545	28,170	29,207
Net income per share - assuming dilution	$1.64	$1.13	$1.54

For the fiscal years ended August 30, 2014, August 31, 2013 and August 25, 2012, there were options outstanding to purchase 457,421 shares, 664,994 shares and 727,664 shares, respectively, of common stock at an average price of $30.38, $29.83 and $29.08, respectively, which were not included in the computation of diluted income per share because they are considered anti-dilutive under the treasury stock method.

Note 16: Interim Financial Information (Unaudited)

Fiscal 2014	Quarter Ended
(In thousands, except per share data)	November 30, 2013	March 1, 2014	May 31, 2014	August 30, 2014
Net revenues	$222,670	$228,811	$247,747	$245,935
Gross profit	25,962	22,845	26,481	28,709
Operating income	16,006	14,036	15,589	18,278
Net income	11,146	9,593	11,385	12,929
Net income per share (basic)	0.40	0.35	0.42	0.48
Net income per share (diluted)	0.40	0.35	0.42	0.48

Fiscal 2013	Quarter Ended
(In thousands, except per share data)	December 1, 2012	March 2, 2013	June 1, 2013	August 31, 2013
Net revenues	$193,554	$177,166	$218,199	$214,246
Gross profit	20,747	17,191	21,197	25,496
Operating income	9,946	8,872	10,248	15,332
Net income	7,391	6,285	7,661	10,616
Net income per share (basic)	0.26	0.22	0.27	0.38
Net income per share (diluted)	0.26	0.22	0.27	0.38

Note 17: Comprehensive Income

Changes in AOCI by component, net of tax, were:

	Year Ended
	August 30, 2014			August 31, 2013
(In thousands)	Defined Benefit Pension Items	Unrealized Gains and Losses on Available- for-Sale Securities	Total	Defined Benefit Pension Items	Unrealized Gains and Losses on Available- for-Sale Securities	Total
Balance at beginning of year	$1,000	$(151)	$849	$(3,326)	$(360)	$(3,686)

OCI before reclassifications	25	151	176	6,288	209	6,497
Amounts reclassified from AOCI	(2,833)	—	(2,833)	(1,962)	—	(1,962)
Net current-period OCI	(2,808)	151	(2,657)	4,326	209	4,535

Balance at end of year	$(1,808)	$—	$(1,808)	$1,000	$(151)	$849

Reclassifications out of AOCI in net periodic benefit costs, net of tax, were:

		Year Ended
(In thousands)	Location on Consolidated Statements of Income and Comprehensive Income	August 30, 2014	August 31, 2013
Amortization of prior service credit	Cost of goods sold	$—	$(2,803)
	Operating expenses	(3,582)	(423)
		(3,582)	(3,226)

Amortization of net actuarial loss	Cost of goods sold	—	1,098
	Operating expenses	749	166
		749	1,264

Total reclassifications		$(2,833)	$(1,962)

Note 18: Subsequent Events

On October 15, 2014, our Board of Directors declared a cash dividend of $0.09 per outstanding share of common stock. The dividend will be paid on November 26, 2014 to all shareholders of record at the close of business on November 12, 2014.

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

Evaluation of Internal Control Over Financial Reporting
Management's report on internal control over financial reporting as of August 30, 2014 is included within Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference. The report of Deloitte & Touche LLP on the effectiveness of internal control over financial reporting is included within Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
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

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Reference is made to the table entitled "Executive Officers of the Registrant" in Part I of this report and to the information included under the captions "Board of Directors, Committees of the Board and Corporate Governance", "Section 16(a) Beneficial Ownership Reporting Compliance", "Election of Directors" and "Fiscal Year 2015 Shareholder Proposals" in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 16, 2014, which information is incorporated by reference herein.
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

Item 11. Executive Compensation
Reference is made to the information included under the captions "Director Compensation" and "Executive Compensation" in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 16, 2014, which information is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Reference is made to the table entitled "Equity Compensation Plan Information" in Part II of this report and to the share ownership information included under the caption "Voting Securities and Principal Holders Thereof" in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 16, 2014, which information is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Reference is made to the information included under the caption "Board of Directors, Committees of the Board and Corporate Governance" in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 16, 2014, which information is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services
Reference is made to the information included under the caption "Independent Registered Public Accountants Fees and Services" in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 16, 2014 which information is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1.	Our consolidated financial statements are included in Item 8 and an index to financial statements appears on page 24 of this report.

2.	Financial Statement Schedules: Winnebago Industries, Inc. and Subsidiaries

All schedules are omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto.

3.	Exhibits: See Exhibit Index on pages 51-53.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.

By	/s/ Randy J. Potts
Randy J. Potts

Chief Executive Officer, President, Chairman of the Board
(Principal Executive Officer)
Date: October 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on, October 28, 2014, by the following persons on behalf of the Registrant and in the capacities indicated.

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
Winnebago Industries, Inc. 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan previously filed as Appendix B with the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on December 17, 2013 (Commission File Number 001-06403) and incorporated by reference herein and the Supplement dated December 6, 2013 previously filed (Commission File Number 001-06403) and incorporated by reference herein.*

10j.
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
Winnebago Industries, Inc. Officers' Long-Term Incentive Plan, fiscal three-year period 2014, 2015 and 2016 previously filed with the Registrant's Current Report on Form 8-K dated June 19, 2013 (Commission File Number 001-06403) and incorporated by reference herein.*

10o.
Winnebago Industries, Inc. Officers' Long-Term Incentive Plan, fiscal three-year period 2015, 2016 and 2017 previously filed with the Registrant's Current Report on Form 8-K dated June 18, 2014 (Commission File Number 001-06403) and incorporated by reference herein.*

10p.
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
Winnebago Industries, Inc. Officers' Incentive Compensation Plan for Fiscal 2015 previously filed with the Registrant's Current Report on Form 8-K dated June 18, 2014 (Commission File Number 001-06403) and incorporated by reference herein.*

10ab.
Winnebago Industries, Inc. Credit Agreement with GECC previously filed with the Registrant's Current Report on Form 8-K dated October 31, 2012 and amended on Form 8-K dated May 28, 2014 (Commission File Number 001-06403) and incorporated by reference herein.

10ac.
Winnebago Industries, Inc. Registration Statement previously filed on Form S-3 on April 4, 2013 (Commission File Number 333-187720) and amended on Form S-3A on April 30, 2013 (Commission File Number 333-187720) and incorporated by reference herein.

10ad.	Winnebago Industries, Inc. Registration Statement previously filed on Form S-8 on March 28, 2014 (Commission File Number 333-194854) and incorporated by reference herein.

14.1
Winnebago Industries, Inc. Code of Ethics for CEO and Senior Financial Officers previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 30, 2003 (Commission File Number 001-06403) and incorporated by reference herein.

21.	List of Subsidiaries.

23.	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 28, 2014.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 28, 2014.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated October 28, 2014.

32.2	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated October 28, 2014.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Management contract or compensation plan or arrangement.
**Attached as Exhibit 101 to this report are the following financial statements from our Annual Report on Form 10-K for the year ended August 30, 2014 formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements Stockholders' Equity, (iv) the Consolidated Statement of Cash Flows, and (v) related notes to these financial statements. Such exhibits are deemed furnished and not filed pursuant to Rule 406T of Regulation S-T.

BOARD OF DIRECTORS
Randy J. Potts (55)
President, Chief Executive Officer,
     and Chairman of the Board
Winnebago Industries, Inc.

Irvin E. Aal (75) 2,3*
Former General Manager
Case Tyler Business Unit of CNH Global

Robert M. Chiusano (63) 2,4*
Former Executive Vice President and Chief
     Operating Officer - Commercial Systems
Rockwell Collins, Inc.

Jerry N. Currie (69) 1,3
Former President and Chief Executive Officer
CURRIES Company

Lawrence A. Erickson (65)** 1,2*
Former Senior Vice President and Chief
     Financial Officer
Rockwell Collins, Inc.

Robert J. Olson (63) 4
Former President, Chief Executive Officer,
and Chairman of the Board
Winnebago Industries, Inc.

Martha T. Rodamaker (52) 1,3
President and Chief Executive Officer
First Citizens National Bank

Mark T. Schroepfer (67) 1*,4
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
E-Mail: ir@wgo.net

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
All news releases issued by us, reports filed by us with the Securities and Exchange Commission (including exhibits) and information on our Corporate Governance Policies and Procedures may also be viewed at the Winnebago Industries' website: http://wgo.net/investor.html. Information contained on Winnebago Industries' website is not incorporated into this Annual Report or other securities filings.

OFFICERS

Randy J. Potts (55)
Chief Executive Officer and President

S. Scott Degnan (49)
Vice President, Sales and Product Management

Scott C. Folkers (52)
Vice President, General Counsel and Secretary

Robert L. Gossett (63)
Vice President, Administration

Donald L. Heidemann (42)
Treasurer/Director of Finance

Daryl W. Krieger (51)
Vice President, Manufacturing

Sarah N. Nielsen (41)
Vice President, Chief Financial Officer

William J. O'Leary (65)
Vice President, Product Development

Number of Shareholders of Record
As of October 14, 2014, Winnebago Industries had 3,150 shareholders of record.

Dividends Paid
No dividends were paid in Fiscal 2014. Cash dividend payments were suspended starting with the second quarter of Fiscal 2009.

Shareholder Account Assistance
Transfer Agent to contact for address changes, account certificates and stock holdings:

Wells Fargo Shareowner Services
P.O. Box 64854
St. Paul, MN 55164-0854 or
1110 Centre Pointe Curve, Suite 101
Mendota Heights, MN 55120
Telephone: (800) 468-9716 or (651) 450-4064
Inquiries:
www.shareowneronline.com

Annual Meeting
The Annual Meeting of Shareholders is scheduled to be held on Tuesday, December 16, 2014 at 4:00 p.m. (CST) in Winnebago Industries' South Office Complex Theater, 605 W. Crystal Lake Road, Forest City, Iowa.

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