Form 10-Q
period 2014-11-29
WINNEBAGO INDUSTRIES INC
filed 2014-12-30
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 29, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, par value $0.50 per share, outstanding December 29, 2014 was 26,920,456.

Winnebago Industries, Inc.

Glossary

The following terms and abbreviations appear in the text of this report and are defined as follows:

AOCI	Accumulated Other Comprehensive Income (Loss)
Amended Credit Agreement	Credit Agreement dated as of May 28, 2014 by and between Winnebago Industries, Inc. and Winnebago of Indiana, LLC, as Borrowers, and General Electric Capital Corporation, as Agent
Apollo	Apollo Motorhome Holidays, LLC
ASC	Accounting Standards Codification
ASP	Average Sales Price
ASU	Accounting Standards Update
Credit Agreement
Credit Agreement dated as of October 31, 2012 by and between Winnebago Industries, Inc. and Winnebago of Indiana, LLC, as Borrowers, and General Electric Capital Corporation, as Agent (was amended May 28, 2014)

FASB	Financial Accounting Standards Board
FIFO	First In, First Out
GAAP	Generally Accepted Accounting Principles
GECC	General Electric Capital Corporation
IRS	Internal Revenue Service
IT	Information Technology
LIBOR	London Interbank Offered Rate
LIFO	Last In, First Out
NMF	Non-Meaningful Figure
NYSE	New York Stock Exchange
OCI	Other Comprehensive Income
RV	Recreation Vehicle
RVIA	Recreation Vehicle Industry Association
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
Stat Surveys	Statistical Surveys, Inc.
Towables	Winnebago of Indiana, LLC, a wholly-owned subsidiary of Winnebago Industries, Inc.
US	United States of America
XBRL	eXtensible Business Reporting Language
YTD	Year To Date

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Winnebago Industries, Inc.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended
(In thousands, except per share data)	November 29, 2014	November 30, 2013
Net revenues	$224,403	$222,670
Cost of goods sold	200,017	196,708
Gross profit	24,386	25,962
Operating expenses:
Selling	4,707	4,333
General and administrative	5,237	5,623
Total operating expenses	9,944	9,956
Operating income	14,442	16,006
Non-operating income	7	91
Income before income taxes	14,449	16,097
Provision for taxes	4,554	4,951
Net income	$9,895	$11,146

Income per common share:
Basic	$0.37	$0.40
Diluted	$0.37	$0.40

Weighted average common shares outstanding:
Basic	26,969	27,851
Diluted	27,078	27,971

Net income	$9,895	$11,146
Other comprehensive (loss) income:
Amortization of prior service credit (net of tax of $492 and $482)	(800)	(800)
Amortization of net actuarial loss (net of tax of $122 and $99)	199	164
Unrealized appreciation of investments (net of tax of $0 and $91)	—	151
Total other comprehensive loss	(601)	(485)
Comprehensive income	$9,294	$10,661

See notes to consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except per share data)	November 29, 2014	August 30, 2014
Assets
Current assets:
Cash and cash equivalents	$27,803	$57,804
Receivables, less allowance for doubtful accounts ($124 and $127)	62,801	69,699
Inventories	150,753	112,848
Net investment in operating leases	9,951	15,978
Prepaid expenses and other assets	6,520	5,718
Income taxes receivable and prepaid	5	5
Deferred income taxes	9,796	9,641
Total current assets	267,629	271,693
Property, plant and equipment, net	26,295	25,135
Investment in life insurance	25,303	25,126
Deferred income taxes	24,091	24,029
Goodwill	1,228	1,228
Other assets	10,021	11,091
Total assets	$354,567	$358,302

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$40,298	$33,111
Income taxes payable	4,471	2,927
Accrued expenses:
Accrued compensation	14,659	20,763
Operating lease repurchase obligations	10,177	16,050
Product warranties	9,090	9,501
Self-insurance	5,108	4,941
Accrued loss on repurchases	1,121	2,212
Promotional	3,991	3,205
Other	5,379	7,009
Total current liabilities	94,294	99,719
Long-term liabilities:
Unrecognized tax benefits	2,905	3,024
Postretirement health care and deferred compensations benefits	61,637	62,811
Total long-term liabilities	64,542	65,835
Contingent liabilities and commitments
Stockholders' equity:
Capital stock common, par value $0.50; authorized 60,000 shares, issued 51,776 shares	25,888	25,888
Additional paid-in capital	31,484	31,672
Retained earnings	561,949	554,496
Accumulated other comprehensive income	(2,409)	(1,808)
Treasury stock, at cost (24,865 and 24,727 shares)	(421,181)	(417,500)
Total stockholders' equity	195,731	192,748
Total liabilities and stockholders' equity	$354,567	$358,302

See notes to consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(In thousands)	November 29, 2014	November 30, 2013
Operating activities:
Net income	$9,895	$11,146
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,061	984
LIFO expense	380	431
Stock-based compensation	901	952
Deferred income taxes including valuation allowance	(447)	366
Postretirement benefit income and deferred compensation expense	(154)	(139)
Benefit for doubtful accounts	(4)	—
(Gain) loss on disposal of property	(17)	8
Increase in cash surrender value of life insurance policies	(187)	(286)
Change in assets and liabilities:
Inventories	(38,285)	(10,368)
Receivables, prepaid and other assets	6,841	(13,928)
Investment in operating leases, net of repurchase obligations	154	—
Income taxes and unrecognized tax benefits	1,794	4,584
Accounts payable and accrued expenses	(632)	(4,675)
Postretirement and deferred compensation benefits	(922)	(970)
Net cash used in operating activities	(19,622)	(11,895)

Investing activities:
Proceeds from the sale of investments, at par	—	2,350
Purchases of property and equipment	(2,310)	(1,693)
Proceeds from the sale of property	17	1
Other	293	153
Net cash (used in) provided by investing activities	(2,000)	811

Financing activities:
Payments for purchases of common stock	(5,950)	(5,561)
Payments of cash dividends	(2,442)	—
Proceeds from exercise of stock options	—	2,080
Other	13	25
Net cash used in financing activities	(8,379)	(3,456)

Net decrease in cash and cash equivalents	(30,001)	(14,540)
Cash and cash equivalents at beginning of period	57,804	64,277
Cash and cash equivalents at end of period	$27,803	$49,737

Supplement cash flow disclosure:
Income taxes paid, net of refunds	$3,207	$—

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

In our opinion, the accompanying condensed unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly our consolidated financial position as of November 29, 2014 and the consolidated results of income and comprehensive income and consolidated cash flows for the first three months of Fiscal 2015 and 2014. The consolidated statement of operations and comprehensive income for the first three months of Fiscal 2015 is not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet data as of August 30, 2014 was derived from audited financial statements, but does not include all of the information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the fiscal year ended August 30, 2014.

Fiscal Period
We follow a 52-/53-week fiscal year, ending the last Saturday in August. Both Fiscal 2015 and Fiscal 2014 are 52-week years.

New Accounting Pronouncements
In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740), which clarifies the presentation requirements of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists at the reporting date. ASU 2013-11 became effective for fiscal years beginning after December 15, 2013 (our Fiscal 2015). We adopted this guidance in Fiscal 2015 which resulted in no significant impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which specifies how and when to recognize revenue as well as providing informative, relevant disclosures. ASU 2014-09 will become effective for fiscal years beginning after December 15, 2016 (our Fiscal 2018). We are currently evaluating the impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Going Concern (Subtopic 205-40), which provides guidance on management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern and related footnote disclosures. ASU 2014-15 will become effective for years ending after December 15, 2016 (our Fiscal 2017). We are currently evaluating the impact of ASU 2014-15 on our consolidated financial statements.

Note 2: Concentration Risk

One of our dealer organizations accounted for 19.0% and 11.2% of our consolidated net revenue for the first three months of Fiscal 2015 and Fiscal 2014, respectively. A second dealer organization accounted for 18.0% and 19.8% of our consolidated net revenue for the first three months of Fiscal 2015 and Fiscal 2014, respectively. The loss of either or both of these dealer organizations could have a significant adverse effect on our business. In addition, deterioration in the liquidity or creditworthiness of these dealers could negatively impact our sales and could trigger repurchase obligations under our repurchase agreements.

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

The following tables set forth by level within the fair value hierarchy our financial assets that were accounted for at fair value on a recurring basis at November 29, 2014 and August 30, 2014 according to the valuation techniques we used to determine their fair values:

		Fair Value Measurements Using Inputs Considered As
(In thousands)	Fair Value at November 29, 2014	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs
Assets that fund deferred compensation:
Domestic equity funds	$5,422	$5,422	$—	$—
International equity funds	609	609	—	—
Fixed income funds	245	245	—	—
Total assets at fair value	$6,276	$6,276	$—	$—

		Fair Value Measurements Using Inputs Considered As
(In thousands)	Fair Value at August 30, 2014	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs
Assets that fund deferred compensation:
Domestic equity funds	$5,465	$5,465	$—	$—
International equity funds	716	716	—	—
Fixed income funds	242	242	—	—
Total assets at fair value	$6,423	$6,423	$—	$—

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

	Three Months Ended
(In thousands)	November 29, 2014	November 30, 2013
Balance at beginning of period	$—	$2,108
Transfer to Level 2	—	—
Net change included in other comprehensive income	—	242
Sales	—	(2,350)
Balance at end of period	$—	$—
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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Our non-financial assets, which include goodwill and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, we must evaluate the non-financial asset for impairment. If an impairment did occur, the asset is required to be recorded at the estimated fair value. During the first three months of Fiscal 2015, no impairments were recorded for non-financial assets.

Note 4: Inventories
Inventories consist of the following:

(In thousands)	November 29, 2014	August 30, 2014
Finished goods	$25,372	$28,029
Work-in-process	80,819	49,919
Raw materials	76,242	66,200
Total	182,433	144,148
LIFO reserve	(31,680)	(31,300)
Total inventories	$150,753	$112,848
The above value of inventories, before reduction for the LIFO reserve, approximates replacement cost. Of the $182.4 million and $144.1 million inventory at November 29, 2014 and August 30, 2014, respectively, $171.6 million and $137.7 million is valued on a LIFO basis. Towables inventory of $10.8 million and $6.4 million at November 29, 2014 and August 30, 2014, respectively, is valued on a FIFO basis.

Note 5: Net Investment in Operating Leases and Operating Lease Repurchase Obligation

During the third quarter of Fiscal 2014 we delivered 520 RV rental units to Apollo, a US RV rental company. Under the terms of a sales agreement with Apollo, all units were paid for upon delivery. To secure an order of this magnitude, we contractually agreed to repurchase up to 343 of the units at specified prices after one season of rental use (by no later than December 31, 2014) provided certain conditions are met. On December 29, 2014 the repurchase timing was extended from December 31, 2014 to February 28, 2015. The original cost of these units is being depreciated down to the estimated net realizable value of the rental units during the time frame that the units are in rental use. During the first quarter of Fiscal 2015, we were released of repurchase obligation for 124 units as Apollo sold the units in the market place. As units subject to repurchase are sold, we remove the remaining net investment in operating lease as well as the operating lease repurchase obligation. As a result, the remaining units subject to repurchase are accounted for as operating leases and lease repurchase obligations on the balance sheet of $10.0 million and $10.2 million, respectively, at November 29, 2014.

Estimated net lease revenue is being recorded ratably over the rental period that Apollo holds the units based upon the difference between the proceeds received and the estimated repurchase obligation less the estimated depreciation expense of the unit. If we are required to repurchase units from Apollo, we will record a gain or loss for the difference, if any, between the estimated residual value of the unit and the actual resale value as a component of net lease revenue. We recorded net lease revenue of $626,000 and $714,000 during Fiscal 2014 and the first quarter of Fiscal 2015, respectively.

Note 6: Property, Plant and Equipment
Property, plant and equipment is stated at cost, net of accumulated depreciation and consists of the following:

(In thousands)	November 29, 2014	August 30, 2014
Land	$738	$738
Buildings and building improvements	47,654	47,273
Machinery and equipment	90,674	90,101
Software	4,420	4,356
Transportation	9,265	9,098
Total property, plant and equipment, gross	152,751	151,566
Less accumulated depreciation	(126,456)	(126,431)
Total property, plant and equipment, net	$26,295	$25,135

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

On May 28, 2014, we amended this Credit Agreement (the "Amended Credit Agreement"). The Amended Credit Agreement extends the term of the credit facility from October 31, 2015 to May 28, 2019.  In addition, interest on loans made under the Amended Credit Facility will be based on LIBOR plus a margin of 2.0%.  The amendment also revised and added definitions of several terms including an expanded Restricted Payment Basket that now permits up to $15.0 million purchases of company stock and cash dividends to be excluded from the Fixed Charge ratio annually.  In addition, the definition of Eligible Accounts was expanded to permit certain receivables to be included in the Borrowing Base.  The Amended Credit Agreement also permits us to engage in certain sale lease buyback transactions in the ordinary course of business subject to certain restrictions and increases our ability to incur capital lease obligations.

As of the date of this report, we are in compliance with all material terms of the Amended Credit Agreement, and no borrowings have been made thereunder.

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

Changes in our product warranty liability are as follows:

	Three Months Ended
(In thousands)	November 29, 2014	November 30, 2013
Balance at beginning of period	$9,501	$8,443
Provision	2,577	2,770
Claims paid	(2,988)	(2,868)
Balance at end of period	$9,090	$8,345

Note 9: Employee and Retiree Benefits
Postretirement health care and deferred compensation benefits are as follows:

(In thousands)	November 29, 2014	August 30, 2014
Postretirement health care benefit cost	$37,142	$36,930
Non-qualified deferred compensation	20,672	21,014
Executive share option plan liability	5,517	5,628
SERP benefit liability	2,999	2,974
Executive deferred compensation	289	213
Officer stock-based compensation	314	627
Total postretirement health care and deferred compensation benefits	66,933	67,386
Less current portion (1)	(5,296)	(4,575)
Long-term postretirement health care and deferred compensation benefits	$61,637	$62,811
(1) The current portions of these benefits are presented on the consolidated balance sheets in accrued compensation with the exception of postretirement health care which is included in other accrued expenses.
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

•
In October 2014 our Board of Directors approved an additional reduction in the employer dollar caps to be effective in January 2015 whereby the employer-established dollar caps for postretirement health care benefits per eligible employee will be reduced by 10% which is estimated to reduce our liability for postretirement health care by approximately $2.1 million and will be amortized as prior service credit over 7.1 years.

Net periodic postretirement benefit income consisted of the following components:

	Three Months Ended
(In thousands)	November 29, 2014	November 30, 2013
Interest cost	$353	$395
Service cost	110	101
Amortization of prior service benefit	(1,291)	(1,281)
Amortization of net actuarial loss	316	260
Net periodic postretirement benefit income	$(512)	$(525)

Payments for postretirement health care	$251	$273

Note 10: Stockholders' Equity
Stock-Based Compensation
We have a 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan (as amended, the "Plan") approved by shareholders in place which allows us to grant or issue non-qualified stock options, incentive stock options, share awards and other equity compensation to key employees and to non-employee directors.
On October 15, 2014 and October 16, 2013 the Human Resources Committee of the Board of Directors granted an aggregate of 99,600 and 84,200 shares, respectively, of restricted common stock to our key employees and non-employee directors under the Plan. The value of the restricted stock award is determined using the intrinsic value method which, in this case, is based on the number of shares granted and the closing price of our common stock on the date of grant.

Stock-based compensation expense was $901,000 and $952,000 during the first quarters of Fiscal 2015 and 2014, respectively. Of the $901,000 in Fiscal 2015, $629,000 related to the October 15, 2014 grant of 99,600 shares. The remainder is related to the amortization of previously granted restricted stock awards, as well as non-employee director stock units issued in lieu of director fees. Compensation expense is recognized over the requisite service period of the award or over a period ending with the employee's eligible retirement date, if earlier.
Dividends
On October 15, 2014, the Board of Directors declared a quarterly cash dividend of $0.09 per share of common stock, which was paid on November 26, 2014 to shareholders of record at the close of business on November 12, 2014.

On December 17, 2014, the Board of Directors declared a quarterly cash dividend of $0.09 per share of common stock, payable on February 4, 2015 to shareholders of record at the close of business on January 21, 2015.

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
Our repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 18 months, provide that our liability will be the lesser of remaining principal owed by the dealer or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our contingent liability on these repurchase agreements was approximately $386.9 million and $363.8 million at November 29, 2014 and August 30, 2014, respectively.
In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of recreation vehicles to repurchase current inventory if a dealership exits the business. Incremental repurchase exposure beyond existing repurchase agreements, related to dealer inventory in states that we have had historical experience of repurchasing inventory, totaled $5.8 million and $6.8 million at November 29, 2014 and August 30, 2014, respectively.
Our risk of loss related to our repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on the repurchase exposure as previously described, we established an associated loss reserve. Our accrued losses on repurchases were $1.1 million as of November 29, 2014 and $2.2 million as of August 30, 2014.
A summary of repurchase activity is as follows:

	Three Months Ended
(Dollars in thousands)	November 29, 2014	November 30, 2013
Inventory repurchased:
Units	54	14
Dollars	$7,266	$325
Inventory resold:
Units	1	14
Cash collected	$20	$257
Loss recognized	$12	$68
Units in ending inventory	53	—

The majority of units in ending inventory at November 29, 2014 are attributed to a single dealership. Notification to repurchase the units was received in mid November. It is our intention that these units will be resold during the second quarter of Fiscal 2015. A specific reserve was established for these units and has been netted against the inventory valuation.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our loss reserve for repurchase commitments. A hypothetical change of a 10% increase or decrease in our significant repurchase commitment assumptions at November 29, 2014 would have affected net income by approximately $271,000.

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

We file tax returns in the US federal jurisdiction, as well as various international and state jurisdictions. Although certain years are no longer subject to examinations by the IRS and various state taxing authorities, net operating loss carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities if they either have been or will be used in a future period. As of November 29, 2014, our federal returns from Fiscal 2011 to present continue to be subject to review by the IRS. With few exceptions, the state returns from Fiscal 2009 to present continue to be subject to review by the taxing jurisdictions. A number of years may elapse before an uncertain tax position is audited and finally resolved, and it is often very difficult to predict the outcome of such audits.

As of November 29, 2014, our unrecognized tax benefits were $2.9 million including accrued interest and penalties of $1.2 million. If we were to prevail on all unrecognized tax benefits recorded, $2.0 million of the $2.9 million would benefit the overall effective tax rate. It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits as tax expense. It is reasonably possible that the amount of unrecognized tax benefits with respect to our other unrecognized tax positions will increase or decrease during the next twelve months; however, an estimate of the amount or range of the change cannot be made at this time.

Note 13: Earnings Per Share
The following table reflects the calculation of basic and diluted income per share:

	Three Months Ended
(In thousands, except per share data)	November 29, 2014	November 30, 2013
Income per share - basic
Net income	$9,895	$11,146
Weighted average shares outstanding	26,969	27,851
Net income per share - basic	$0.37	$0.40

Income per share - assuming dilution
Net income	$9,895	$11,146
Weighted average shares outstanding	26,969	27,851
Dilutive impact of awards and options outstanding	109	120
Weighted average shares and potential dilutive shares outstanding	27,078	27,971
Net income per share - assuming dilution	$0.37	$0.40

At the end of the first quarters of Fiscal 2015 and Fiscal 2014, there were options outstanding to purchase 212,154 shares and 364,042 shares, respectively, of common stock at an average price of $29.17 and $32.36, respectively, which were not included in the computation of diluted income per share because they are considered anti-dilutive under the treasury stock method per ASC 260, Earnings Per Share.

Note 14: Comprehensive Income

Changes in AOCI by component, net of tax, were:

	Three Months Ended
	November 29, 2014			November 30, 2013
(In thousands)	Defined Benefit Pension Items	Unrealized Gains and Losses on Available- for-Sale Securities	Total	Defined Benefit Pension Items	Unrealized Gains and Losses on Available- for-Sale Securities	Total
Balance at beginning of period	$(1,808)	$—	$(1,808)	$1,000	$(151)	$849

OCI before reclassifications	—	—	—	—	151	151
Amounts reclassified from AOCI	(601)	—	(601)	(636)	—	(636)
Net current-period OCI	(601)	—	(601)	(636)	151	(485)

Balance at end of period	$(2,409)	$—	$(2,409)	$364	$—	$364

Reclassifications out of AOCI in net periodic benefit costs, net of tax, were:

		Three Months Ended
(In thousands)	Location on Consolidated Statements of Operations and Comprehensive Income	November 29, 2014	November 30, 2013
Amortization of prior service credit	Operating expenses	$(800)	$(800)
Amortization of net actuarial loss	Operating expenses	199	164
Total reclassifications		$(601)	$(636)

Note 15: Subsequent Event

We evaluated all events or transactions occurring between the balance sheet date for the quarterly period ended November 29, 2014 and the date of issuance of the financial statements that would require recognition or disclosure in the financial statements. There were no material subsequent events except as noted in Note 5 and Note 10.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This management's discussion should be read in conjunction with the Condensed Unaudited Financial Statements contained in this Form 10-Q as well as the Management's Discussion and Analysis and Risk Factors included in our Annual Report on Form 10‑K for the fiscal year ended August 30, 2014 and in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Forward-Looking Information

Certain of the matters discussed in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. A number of factors could cause actual results to differ materially from these statements, including, but not limited to: increases in interest rates, availability of credit, low consumer confidence, availability of labor, significant increase in repurchase obligations, inadequate liquidity or capital resources, availability and price of fuel, a slowdown in the economy, increased material and component costs, availability of chassis and other key component parts, sales order cancellations, slower than anticipated sales of new or existing products, new product introductions by competitors, the effect of global tensions, integration of operations relating to mergers and acquisitions activities, and other factors which may be disclosed throughout this report. Although we believe that the expectations reflected in the “forward-looking statements” are reasonable, we cannot guarantee future results, or levels of activity, performance or achievements. Undue reliance should not be placed on these “forward-looking statements,” which speak only as of the date of this report. We undertake no obligation to publicly update or revise any “forward-looking statements” whether as a result of new information, future events or otherwise, except as required by law or the rules of the NYSE.

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

	Through October 31		Calendar Year
US and Canada	2014	2013	2013	2012	2011
Motorized A, B, C	20.8%	18.3%	18.6%	19.8%	18.1%
Travel trailer and fifth wheels	0.8%	1.0%	1.0%	0.9%	0.6%

Through the first nine months of the calendar year, we increased our North American motorhome retail market share by 250 basis points, as our retail registrations grew double the rate of the RV industry (29.6% versus 14.1%). The most notable growth occurred in the Class C segment which was fueled in part by our partnership with a large rental dealer. We also experienced strong retail growth in our Class B and Class A diesel segments due to new products introduced in those categories.

Presented in fiscal quarters, certain key metrics are shown below:

	Class A, B & C Motorhomes				Travel Trailers & Fifth Wheels
			As of Quarter End				As of Quarter End
	Wholesale	Retail	Dealer	Order	Wholesale	Retail	Dealer	Order
(In units)	Deliveries	Registrations	Inventory	Backlog	Deliveries	Registrations	Inventory	Backlog
Q2 2013	1,419	1,072	2,392	2,752	548	328	1,775	381
Q3 2013	1,978	1,736	2,634	2,846	713	846	1,642	443
Q4 2013	1,890	1,870	2,654	3,380	717	748	1,611	221
Q1 2014	2,005	1,524	3,135	3,534	484	504	1,591	151
Rolling 12 months	7,292	6,202			2,462	2,426
Dec 2012-Nov 2013

Q2 2014	2,055	1,283	3,907	2,900	575	394	1,772	206
Q3 2014 (1)	2,331	2,783	3,798	2,357	727	724	1,775	303
Q4 2014	2,364	2,183	3,979	1,899	723	777	1,721	163
Q1 2015	2,031	1,818	4,192	2,122	546	585	1,682	154
Rolling 12 months	8,781	8,067			2,571	2,480
Dec 2013-Nov 2014

Unit change	1,489	1,865	1,057	(1,412)	109	54	91	3
Percentage change	20.4%	30.1%	33.7%	(40.0)%	4.4%	2.2%	5.7%	2.0%
(1) An additional 343 units were delivered but not included in Q3 2014 motorhome wholesale deliveries as presented in the table above as the units are subject to repurchase option. These units were included as retail registrations, not in dealer inventory, as the units were immediately placed into rental service once delivered. See Note 5 to the financial statements.

Industry Outlook
Key statistics for the motorhome industry are as follows:

	US and Canada Industry Class A, B & C Motorhomes
	Wholesale Shipments(1)					Retail Registrations(2)
	Calendar Year					Calendar Year
(In units)	2013		2012	Increase	Change	2013		2012	Increase	Change
Q1	8,500		6,869	1,631	23.7%	7,147		5,706	1,441	25.3%
Q2	10,972		7,707	3,265	42.4%	10,909		8,206	2,703	32.9%
Q3	9,469		6,678	2,791	41.8%	9,125		6,916	2,209	31.9%
Q4	9,391		6,944	2,447	35.2%	6,281		4,922	1,359	27.6%
Total	38,332		28,198	10,134	35.9%	33,462		25,750	7,712	29.9%
	2014		2013	Increase	Change	2014		2013	Increase	Change
Q1	11,125		8,500	2,625	30.9%	8,075		7,147	928	13.0%
Q2	12,203		10,972	1,231	11.2%	12,488		10,909	1,579	14.5%
Q3	10,704		9,469	1,235	13.0%	10,572		9,125	1,447	15.9%
October	3,915		3,454	461	13.3%	2,936		2,688	248	9.2%
November	3,119		3,037	82	2.7%		(4)	2,040
December	3,854	(3)	2,900	954	32.9%		(4)	1,553
Q4	10,888	(3)	9,391	1,497	15.9%		(4)	6,281
Total	44,920	(3)	38,332	6,588	17.2%		(4)	33,462

YTD (5)	41,066		35,432	5,634	15.9%	34,071		29,869	4,202	14.1%

(1)	Class A, B and C wholesale shipments as reported by RVIA.

(2)	Class A, B and C retail registrations as reported by Stat Surveys for the US and Canada combined.

(3)
Monthly and quarterly 2014 Class A, B and C wholesale shipments are based upon the forecast prepared by Dr. Richard Curtin of the University of Michigan Consumer Survey Research Center for RVIA and reported in the Roadsigns RV Winter 2014 Industry Forecast Issue. The revised RVIA annual 2014 wholesale shipment forecast is 45,300 and the annual forecast for 2015 is 46,200.

(4)	Stat Surveys has not issued a projection for 2014 retail demand for this period.

(5)	YTD wholesale shipments include January through November; YTD retail registrations include January through October.

Key statistics for the towable industry are as follows:

	US and Canada Travel Trailer & Fifth Wheel Industry
	Wholesale Shipments(1)					Retail Registrations(2)
	Calendar Year					Calendar Year
(In units)	2013		2012	Increase	Change	2013		2012	Increase	Change
Q1	66,745		60,402	6,343	10.5%	42,987		39,093	3,894	10.0%
Q2	79,935		71,095	8,840	12.4%	94,716		83,990	10,726	12.8%
Q3	61,251		56,601	4,650	8.2%	79,802		67,344	12,458	18.5%
Q4	60,104		54,782	5,322	9.7%	37,054		32,469	4,585	14.1%
Total	268,035		242,880	25,155	10.4%	254,559		222,896	31,663	14.2%
	2014		2013	Increase	Change	2014		2013	Increase	Change
Q1	75,458		66,745	8,713	13.1%	45,939		42,987	2,952	6.9%
Q2	85,648		79,935	5,713	7.1%	99,263		94,716	4,547	4.8%
Q3	65,543		61,251	4,292	7.0%	86,100		79,802	6,298	7.9%
October	27,372		24,383	2,989	12.3%	18,547		17,400	1,147	6.6%
November	22,228		17,932	4,296	24.0%		(4)	11,567
December	20,460	(3)	17,789	2,671	15.0%		(4)	8,087
Q4	70,060	(3)	60,104	9,956	16.6%		(4)	37,054
Total	296,709	(3)	268,035	28,674	10.7%			254,559

YTD (5)	276,249		250,246	26,003	10.4%	249,849		234,905	14,944	6.4%

(1)	Towable wholesale shipments as reported by RVIA.

(2)	Towable retail registrations as reported by Stat Surveys for the US and Canada combined.

(3)
Monthly and quarterly 2014 towable wholesale shipments are based upon the forecast prepared by Dr. Richard Curtin of the University of Michigan Consumer Survey Research Center for RVIA and reported in the Roadsigns RV Winter 2014 Industry Forecast Issue. The revised RVIA annual 2014 wholesale shipment forecast is 288,700 and the annual forecast for 2015 is 301,000.

(4)	Stat Surveys has not issued a projection for retail demand for this period.

(5)	YTD wholesale shipments include January through November; YTD retail registrations include January through October.

Company Outlook
Our motorized dealer backlog is an indicator of demand for our product in the current marketplace. We believe that the decrease in our backlog (as noted in the table below) is a result of more timely delivery through increased production rates and improved chassis supply. We continued to increase our production rates during the first fiscal quarter of Fiscal 2015. In Fiscal 2014 we leased an additional production facility to facilitate the increased production rate and to reach an additional labor market.

Our motorized sales order backlog of 2,122 as of November 29, 2014 represents orders to be shipped in the next two quarters:

	As Of
(In units)	November 29, 2014		November 30, 2013		(Decrease) Increase	% Change
Class A gas	429	20.2%	1,382	39.1%	(953)	(69.0)%
Class A diesel	303	14.3%	521	14.7%	(218)	(41.8)%
Total Class A	732	34.5%	1,903	53.8%	(1,171)	(61.5)%
Class B	340	16.0%	317	9.0%	23	7.3%
Class C	1,050	49.5%	1,314	37.2%	(264)	(20.1)%
Total motorhome backlog(1)	2,122	100.0%	3,534	100.0%	(1,412)	(40.0)%

Travel trailer	94	61.0%	117	77.5%	(23)	(19.7)%
Fifth wheel	60	39.0%	34	22.5%	26	76.5%
Total towable backlog(1)	154	100.0%	151	100.0%	3	2.0%

Approximate backlog revenue in thousands
Motorhome	$201,373		$340,703		$(139,330)	(40.9)%
Towable	$4,837		$3,401		$1,436	42.2%

(1)	Percentages may not add due to rounding differences.

(2)
Our backlog includes all accepted purchase orders from dealers to be shipped within the next six months. Orders in backlog can be cancelled or postponed at the option of the purchaser and, therefore, backlog may not necessarily be an accurate measure of future sales.

Our unit dealer inventory was as follows:

	November 29, 2014	November 30, 2013	Increase	% Change
Motorhomes	4,192	3,135	1,057	33.7%
Towables	1,682	1,591	91	5.7%

We believe that the increased level of our motorized dealer inventory at the end of the first quarter of Fiscal 2015 is aligned with current market conditions given the improved retail demand and the strong sales order backlog of our product. We have introduced a number of new products in the past year (Class A gas: Brave, Tribute; Class B: Travato; Class C: Trend, Viva; Class A diesel: Forza, Solei), many of these products were delivered to the dealers during Fiscal 2014 for their initial stocking. We believe that these innovative products will generate additional retail demand in the coming quarters. We have also expanded our points of distribution for these new product offerings in the past year as our dealer physical locations have increased as well as our product line points of distribution at these locations, which is another factor contributing to our dealer inventory growth.

The recreation vehicle industry has, from time to time, experienced shortages of chassis due to various causes such as component shortages and/or production delays due to quality issues at the chassis manufacturers. In the first half of Fiscal 2014 we experienced shortages of certain motorized RV chassis which negatively affected our sales and earnings. Conditions improved during the second half of Fiscal 2014 with Ford’s improved Class A chassis supply and resolution of their Class A chassis quality issues which had caused a supply constraint.  We continue to closely monitor our chassis suppliers and work with them to minimize impact to our production.

Our motorized production facilities are located in sparsely populated areas of Iowa. In addition, the unemployment rate in these areas are currently low. These factors limit our ability to increase motorized production volumes at a more rapid pace. As we are able increase the production rate, we have also incurred incremental operating expenses associated with overtime and workers compensation expense.

Results of Operations
Current Quarter Compared to the Comparable Quarter Last Year
The following is an analysis of changes in key items included in the statements of operations:

	Three Months Ended
(In thousands, except percent and per share data)	November 29, 2014	% of Revenues(1)	November 30, 2013	% of Revenues(1)	Increase (Decrease)	% Change
Net revenues	$224,403	100.0%	$222,670	100.0%	$1,733	0.8%
Cost of goods sold	200,017	89.1%	196,708	88.3%	3,309	1.7%
Gross profit	24,386	10.9%	25,962	11.7%	(1,576)	(6.1)%

Selling	4,707	2.1%	4,333	1.9%	374	8.6%
General and administrative	5,237	2.3%	5,623	2.5%	(386)	(6.9)%
Operating expenses	9,944	4.4%	9,956	4.5%	(12)	(0.1)%

Operating income	14,442	6.4%	16,006	7.2%	(1,564)	(9.8)%
Non-operating income	7	—%	91	—%	(84)	(92.3)%
Income before income taxes	14,449	6.4%	16,097	7.2%	(1,648)	(10.2)%
Provision for taxes	4,554	2.0%	4,951	2.2%	(397)	(8.0)%
Net income	$9,895	4.4%	$11,146	5.0%	$(1,251)	(11.2)%

Diluted income per share	$0.37		$0.40		$(0.03)	(7.5)%
Diluted average shares outstanding	27,078		27,971		(893)	(3.2)%
(1) Percentages may not add due to rounding differences.
Unit deliveries and ASP, net of discounts, consisted of the following:

	Three Months Ended
(In units)	November 29, 2014	Product Mix % (1)	November 30, 2013	Product Mix % (1)	(Decrease) Increase	% Change
Motorhomes:
Class A gas	615	30.3%	710	35.4%	(95)	(13.4)%
Class A diesel	312	15.4%	397	19.8%	(85)	(21.4)%
Total Class A	927	45.6%	1,107	55.2%	(180)	(16.3)%
Class B	188	9.3%	102	5.1%	86	84.3%
Class C	916	45.1%	796	39.7%	120	15.1%
Total motorhome deliveries	2,031	100.0%	2,005	100.0%	26	1.3%
ASP (in thousands)	$98.3		$100.5		$(2.2)	(2.2)%

Towables:
Travel trailer	461	84.4%	407	84.1%	54	13.3%
Fifth wheel	85	15.6%	77	15.9%	8	10.4%
Total towable deliveries	546	100.0%	484	100.0%	62	12.8%
ASP (in thousands)	$25.1		$21.6		$3.4	15.8%
(1) Percentages may not add due to rounding differences.

Net revenues consisted of the following:

	Three Months Ended
(In thousands)	November 29, 2014		November 30, 2013		(Decrease) Increase	% Change
Motorhomes (1)	$203,042	90.5%	$204,385	91.8%	$(1,343)	(0.7)%
Towables (2)	13,606	6.1%	10,531	4.7%	3,075	29.2%
Other manufactured products	7,755	3.5%	7,754	3.5%	1	—%
Total net revenues	$224,403	100.0%	$222,670	100.0%	$1,733	0.8%

(1)	Includes motorhome units, parts and services, and net motorhome lease revenue.

(2)	Includes towable units and parts.

Motorhome net revenues decreased $1.3 million or 0.7% in the first quarter of Fiscal 2015. The decrease was attributed primarily to a decrease in motorhome ASP of 2.2% partially offset by a 1.3% increase in unit deliveries driven by higher dealer and retail consumer demand as compared to the same period a year ago. The decrease in ASP was primarily due to a shift in class A diesel product to lower price points and a higher percent of Class B and C unit sales in the first quarter of Fiscal 2015.

The increase in Towables revenues of $3.1 million or 29.2% was attributed to an increase in ASP of 15.8% and a 12.8% increase in unit deliveries as compared to the first quarter of Fiscal 2014.

Cost of goods sold was $200.0 million, or 89.1% of net revenues for the first quarter of Fiscal 2015 compared to $196.7 million, or 88.3% of net revenues for the same period a year ago due to the following:

•
Total variable costs (materials, direct labor, variable overhead, delivery expense and warranty), as a percent of net revenues, increased to 83.9% compared to 83.2%. The increase is primarily due to higher labor-related expenses in Fiscal 2015, notably workers' compensation.

•	Fixed overhead (manufacturing support labor, depreciation and facility costs) and research and development-related costs were flat at 5.2% of net revenues in both periods.

•	All factors considered, gross profit decreased to 10.9% from 11.7% of net revenues.
Selling expenses were $4.7 million and $4.3 million, or 2.1% and 1.9% of net revenues in the first quarter of Fiscal 2015 and Fiscal 2014, respectively. Increases in the first quarter of Fiscal 2015 included wage-related expenses and advertising expenses as compared to the prior year.
General and administrative expenses were $5.2 million and $5.6 million, or 2.3% and 2.5% of net revenues in the first quarter of Fiscal 2015 and Fiscal 2014, respectively. The decrease in the first quarter of Fiscal 2015 was primarily related to reductions in wage-related expenses and was partially offset by an increase in legal expenses.
The overall effective income tax rate for the first quarter of Fiscal 2015 was 31.5% compared to the effective tax rate of 30.8% for the same period in Fiscal 2014. The increase in tax rate for the first quarter of Fiscal 2015 is primarily a result of the increased estimated state taxes, lower tax-free income and tax credits. The legislation for various applicable tax credits expired on December 31, 2013; therefore we are unable to project any future tax credits within the effective tax rate for this fiscal year.
Net income and diluted income per share were $9.9 million and $0.37 per share, respectively, for the first quarter of Fiscal 2015. In the first quarter of Fiscal 2014, net income was $11.1 million and diluted income was $0.40 per share. The impact of stock repurchases in the last twelve months on diluted net income per share was an increase of $0.01 for the first quarter of Fiscal 2015. See Part II, Item 2.

Analysis of Financial Condition, Liquidity and Resources
Cash and cash equivalents decreased $30.0 million during the first three months of Fiscal 2015 and totaled $27.8 million as of November 29, 2014. Significant liquidity events that occurred during the first three months of Fiscal 2015 were:

•	Increase in inventory of $38.3 million

•	Generation of net income of $9.9 million

•	Decrease in receivables and prepaid assets of $6.8 million

•	Stock repurchases of $6.0 million

•	Dividend payment of $2.4 million

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
Working capital at November 29, 2014 and August 30, 2014 was $173.3 million and $172.0 million, respectively, an decrease of $1.4 million. We currently expect cash on hand, cash collected on receivables, funds generated from operations and the availability under a credit facility to be sufficient to cover both short-term and long-term operating requirements for Fiscal 2015. We anticipate capital expenditures in Fiscal 2015 of approximately $15 - $20 million, primarily for manufacturing equipment and facilities and IT upgrades.
We made share repurchases of $6.0 million in the first three months of Fiscal 2015. If we believe the common stock is trading at attractive levels and reflects a prudent use of our capital, we may purchase additional shares in the remainder of Fiscal 2015. At November 29, 2014 we have $7.6 million remaining on our board repurchase authorization. See Part II, Item 2 of this Form 10-Q.
Operating Activities
Cash used by operating activities was $19.6 million for the three months ended November 29, 2014 compared to $11.9 million for the three months ended November 30, 2013 due primarily to increasing inventory levels. In Fiscal 2015 the combination of net income of $9.9 million and changes in non-cash charges (e.g., depreciation, LIFO, stock-based compensation, deferred income taxes) provided $11.4 million of operating cash. Changes in assets and liabilities (primarily an increase in receivables partially offset by an decrease in receivables) used $31.1 million of operating cash. In the first three months of Fiscal 2014, the combination of net income of $11.1 million and changes in non-cash charges (e.g., depreciation, LIFO, stock-based compensation, deferred income taxes) provided $13.5 million of operating cash. Changes in assets and liabilities (primarily increases in receivables and inventories) used $25.4 million of operating cash.
Investing Activities
Cash used in investing activities of $2.0 million for the three months ended November 29, 2014 was due primarily to capital spending of $2.3 million. In the three months ended November 30, 2013, cash provided in investing activities of $811,000 was due primarily to proceeds from the sale of investments of $2.4 million, partially offset by capital spending of $1.7 million.
Financing Activities
Cash used in financing activities of $8.4 million for the three months ended November 29, 2014 was primarily due to $6.0 million in repurchases of our stock and $2.4 million for the payment of dividends. Cash used in financing activities of $3.5 million for the three months ended November 30, 2013 was primarily due to repurchases of our stock of $5.6 million partially offset by proceeds from the exercise of stock options of $2.1 million.

Significant Accounting Policies

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 30, 2014. We discuss our critical accounting estimates in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended August 30, 2014. We refer to these disclosures for a detailed explanation of our significant accounting policies and critical accounting estimates. There has been no significant change in our significant accounting policies or critical accounting estimates since the end of Fiscal 2014.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10‑K for the fiscal year ended August 30, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 19, 2007, the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $60 million. There is no time restriction on this authorization. During the first quarter of Fiscal 2015, 272,254 shares were repurchased under the authorization, at an aggregate cost of $6.0 million. Of these shares, approximately 62,000 were repurchased from employees who vested in Winnebago Industries shares during the first quarter of Fiscal 2015 and elected to pay their payroll tax via shares as opposed to cash. As of November 29, 2014, there was approximately $7.6 million remaining under this authorization.
Purchases of our common stock during each fiscal month of the first quarter of Fiscal 2015 were:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
08/31/14 - 10/04/14	60,000	$22.38	60,000	$12,240,000
10/05/14 - 11/01/14	211,689	$21.70	211,689	$7,646,000
11/02/14 - 11/29/14	565	$25.18	565	$7,632,000
Total	272,254	$21.86	272,254	$7,632,000

Our Credit Agreement contains covenants that limit our ability, among other things, to pay certain cash dividends. See Note 7 to the financial statements.

Item 6. Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated December 30, 2014.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated December 30, 2014.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated December 30, 2014.

32.2	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated December 30, 2014.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*Attached as Exhibit 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended November 29, 2014 formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations and Comprehensive Income, (iii) the Unaudited Consolidated Statement of Cash Flows, and (iv) related notes to these financial statements. Such exhibits are deemed furnished and not filed pursuant to Rule 406T of Regulation S-T.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.

Date:	December 30, 2014	By	/s/ Randy J. Potts
Randy J. Potts
Chief Executive Officer, President, Chairman of the Board
(Principal Executive Officer)

Date:	December 30, 2014	By	/s/ Sarah N. Nielsen
Sarah N. Nielsen
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)