Form 10-Q
period 2015-02-28
WINNEBAGO INDUSTRIES INC
filed 2015-03-27
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, par value $0.50 per share, outstanding March 26, 2015 was 26,931,255.

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

ERP	Enterprise Resource Planning
FASB	Financial Accounting Standards Board
FIFO	First In, First Out
GAAP	Generally Accepted Accounting Principles
GECC	General Electric Capital Corporation
IRS	Internal Revenue Service
IT	Information Technology
LIBOR	London Interbank Offered Rate
LIFO	Last In, First Out
NMF	Non-Meaningful Figure
NYSE	New York Stock Exchange
OCI	Other Comprehensive Income
RV	Recreation Vehicle
RVIA	Recreation Vehicle Industry Association
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
Stat Surveys	Statistical Surveys, Inc.
Towables	Winnebago of Indiana, LLC, a wholly-owned subsidiary of Winnebago Industries, Inc.
US	United States of America
XBRL	eXtensible Business Reporting Language
YTD	Year To Date

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Winnebago Industries, Inc.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	February 28, 2015	March 1, 2014	February 28, 2015	March 1, 2014
Net revenues	$234,543	$228,811	$458,946	$451,481
Cost of goods sold	210,285	205,966	410,302	402,674
Gross profit	24,258	22,845	48,644	48,807
Operating expenses:
Selling	4,846	4,489	9,553	8,822
General and administrative	7,464	4,949	12,701	10,572
Gain on sale of real estate	—	(629)	—	(629)
Total operating expenses	12,310	8,809	22,254	18,765
Operating income	11,948	14,036	26,390	30,042
Non-operating income (expense)	28	(74)	35	17
Income before income taxes	11,976	13,962	26,425	30,059
Provision for taxes	3,880	4,369	8,434	9,320
Net income	$8,096	$9,593	$17,991	$20,739

Income per common share:
Basic	$0.30	$0.35	$0.67	$0.75
Diluted	$0.30	$0.35	$0.67	$0.74

Weighted average common shares outstanding:
Basic	26,924	27,595	26,946	27,723
Diluted	27,018	27,724	27,048	27,850

Net income	$8,096	$9,593	$17,991	$20,739
Other comprehensive income (loss):
Amortization of prior service credit (net of tax of $506, $528, $998 and $1,010)	(822)	(876)	(1,622)	(1,676)
Amortization of net actuarial loss (net of tax of $136, $102, $258 and $201)	220	168	419	332
Plan amendment (net of tax of $581, $1,346, $581 and $1,346)	944	2,234	944	2,234
Unrealized appreciation of investments (net of tax of $0, $0, $0 and $91)	—	—	—	151
Total other comprehensive income (loss)	342	1,526	(259)	1,041
Comprehensive income	$8,438	$11,119	$17,732	$21,780

See notes to consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except per share data)	February 28, 2015	August 30, 2014
Assets
Current assets:
Cash and cash equivalents	$7,938	$57,804
Receivables, less allowance for doubtful accounts ($119 and $127)	75,636	69,699
Inventories	149,841	112,848
Net investment in operating leases	—	15,978
Prepaid expenses and other assets	8,215	5,718
Income taxes receivable and prepaid	8,808	5
Deferred income taxes	1,975	9,641
Total current assets	252,413	271,693
Property, plant and equipment, net	28,370	25,135
Investment in life insurance	25,650	25,126
Deferred income taxes	23,762	24,029
Goodwill	1,228	1,228
Other assets	9,508	11,091
Total assets	$340,931	$358,302

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$34,215	$33,111
Income taxes payable	—	2,927
Accrued expenses:
Accrued compensation	16,284	20,763
Operating lease repurchase obligations	—	16,050
Product warranties	9,856	9,501
Self-insurance	5,633	4,941
Accrued loss on repurchases	1,544	2,212
Promotional	3,315	3,205
Other	5,709	7,009
Total current liabilities	76,556	99,719
Non-current liabilities:
Unrecognized tax benefits	2,756	3,024
Postretirement health care and deferred compensation benefits	59,630	62,811
Total non-current liabilities	62,386	65,835
Contingent liabilities and commitments
Stockholders' equity:
Capital stock common, par value $0.50; authorized 60,000 shares, issued 51,776 shares	25,888	25,888
Additional paid-in capital	31,438	31,672
Retained earnings	567,604	554,496
Accumulated other comprehensive loss	(2,067)	(1,808)
Treasury stock, at cost (24,845 and 24,727 shares)	(420,874)	(417,500)
Total stockholders' equity	201,989	192,748
Total liabilities and stockholders' equity	$340,931	$358,302

See notes to consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(In thousands)	February 28, 2015	March 1, 2014
Operating activities:
Net income	$17,991	$20,739
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,125	1,966
LIFO expense	626	608
Stock-based compensation	1,348	1,388
Deferred income taxes including valuation allowance	7,127	(152)
Postretirement benefit income and deferred compensation expense	(338)	(405)
Provision (benefit) for doubtful accounts	2	(1)
Gain on disposal of property	(35)	(702)
Increase in cash surrender value of life insurance policies	(462)	(440)
Change in assets and liabilities:
Inventories	(37,619)	(12,356)
Receivables, prepaid and other assets	(7,560)	(40,056)
Investment in operating leases, net of repurchase obligations	(72)	—
Income taxes and unrecognized tax benefits	(11,258)	1,269
Accounts payable and accrued expenses	(4,075)	536
Postretirement and deferred compensation benefits	(1,852)	(1,924)
Net cash used in operating activities	(34,052)	(29,530)

Investing activities:
Proceeds from the sale of investments, at par	—	2,350
Purchases of property and equipment	(5,154)	(3,772)
Proceeds from the sale of property	43	2,392
Other	294	(105)
Net cash (used in) provided by investing activities	(4,817)	865

Financing activities:
Payments for purchases of common stock	(6,141)	(21,484)
Payments of cash dividends	(4,883)	—
Proceeds from exercise of stock options	—	2,080
Borrowings on loans	22,000	—
Repayments of loans	(22,000)	—
Other	27	50
Net cash used in financing activities	(10,997)	(19,354)

Net decrease in cash and cash equivalents	(49,866)	(48,019)
Cash and cash equivalents at beginning of period	57,804	64,277
Cash and cash equivalents at end of period	$7,938	$16,258

Supplement cash flow disclosure:
Income taxes paid, net of refunds	$12,565	$8,200
Interest paid	$10	$—

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

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly our consolidated financial position as of February 28, 2015 and the consolidated results of income and comprehensive income and consolidated cash flows for the first six months of Fiscal 2015 and 2014. The consolidated statement of income and comprehensive income for the first six months of Fiscal 2015 is not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet data as of August 30, 2014 was derived from audited financial statements, but does not include all of the information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the fiscal year ended August 30, 2014.

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

Note 2: Concentration Risk

One of our dealer organizations accounted for 20.1% and 20.7% of our consolidated net revenues for the first six months of Fiscal 2015 and Fiscal 2014, respectively. A second dealer organization accounted for 19.2% and 12.6% of our consolidated net revenues for the first six months of Fiscal 2015 and Fiscal 2014, respectively. The loss of either or both of these dealer organizations could have a significant adverse effect on our business. In addition, deterioration in the liquidity or creditworthiness of these dealers could negatively impact our sales and could trigger repurchase obligations under our repurchase agreements.

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

The following tables set forth by level within the fair value hierarchy our financial assets that were accounted for at fair value on a recurring basis at February 28, 2015 and August 30, 2014 according to the valuation techniques we used to determine their fair values:

		Fair Value Measurements Using Inputs Considered As
(In thousands)	Fair Value at February 28, 2015	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs
Assets that fund deferred compensation:
Domestic equity funds	$5,117	$5,117	$—	$—
International equity funds	514	514	—	—
Fixed income funds	247	247	—	—
Total assets at fair value	$5,878	$5,878	$—	$—

		Fair Value Measurements Using Inputs Considered As
(In thousands)	Fair Value at August 30, 2014	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs
Assets that fund deferred compensation:
Domestic equity funds	$5,465	$5,465	$—	$—
International equity funds	716	716	—	—
Fixed income funds	242	242	—	—
Total assets at fair value	$6,423	$6,423	$—	$—

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

	Three Months Ended		Six Months Ended
(In thousands)	February 28, 2015	March 1, 2014	February 28, 2015	March 1, 2014
Balance at beginning of period	$—	$—	$—	$2,108
Net change included in other comprehensive income	—	—	—	242
Sales	—	—	—	(2,350)
Balance at end of period	$—	$—	$—	$—
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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Our non-financial assets, which include goodwill and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, we must evaluate the non-financial asset for impairment. If an impairment did occur, the asset is required to be recorded at the estimated fair value. During the first six months of Fiscal 2015, no impairments were recorded for non-financial assets.

Note 4: Inventories
Inventories consist of the following:

(In thousands)	February 28, 2015	August 30, 2014
Finished goods	$36,923	$28,029
Work-in-process	71,684	49,919
Raw materials	73,159	66,200
Total	181,766	144,148
LIFO reserve	(31,925)	(31,300)
Total inventories	$149,841	$112,848
The above value of inventories, before reduction for the LIFO reserve, approximates replacement cost. Of the $181.8 million and $144.1 million inventory at February 28, 2015 and August 30, 2014, respectively, $169.0 million and $137.7 million is valued on a LIFO basis. Towables inventory of $12.8 million and $6.4 million at February 28, 2015 and August 30, 2014, respectively, is valued on a FIFO basis.

Note 5: Net Investment in Operating Leases and Operating Lease Repurchase Obligations

During the third quarter of Fiscal 2014 we delivered 520 RV rental units to Apollo, a US RV rental company. Under the terms of a sales agreement with Apollo, all units were paid for upon delivery. To secure an order of this magnitude, we contractually agreed to repurchase up to 343 of the units at specified prices after one season of rental use (by no later than December 31, 2014) provided certain conditions are met. On December 29, 2014 the repurchase timing was extended from December 31, 2014 to February 28, 2015. The original cost of these units was depreciated down to the estimated net realizable value of the rental units during the time frame that the units were in rental use. During the first quarter of Fiscal 2015, we were released of repurchase obligation for 124 units as Apollo sold the units in the market place. As units subject to repurchase were sold, we removed the remaining net investment in operating lease as well as the operating lease repurchase obligation. In the second quarter of Fiscal 2015, we were released of the remaining repurchase obligations and as a result, there were no associated assets or liabilities on the balance sheet at February 28, 2015.

Net lease revenue was recorded ratably over the rental period that Apollo held the units based upon the difference between the proceeds received and the estimated repurchase obligation less the estimated depreciation expense of the unit. We were not required to repurchase any units from Apollo, thus we did not record a gain or loss for the difference between the estimated residual value of the unit and the actual resale value as a component of net lease revenue. We recorded net lease revenue of $626,000 during Fiscal 2014, $623,000 and $1.3 million during the second quarter and first six months of Fiscal 2015, respectively.

In March 2015, we received a rental order of similar size from Apollo for the 2015 rental season. Under the terms of the 2015 sales agreement, the sales of these units will all be normal sales with no units recorded as operating leases. Based on the planned delivery schedule, we will ship approximately two-thirds of these units in the third quarter of Fiscal 2015 and one-third in the fourth quarter of Fiscal 2015.

Note 6: Property, Plant and Equipment
Property, plant and equipment is stated at cost, net of accumulated depreciation and consists of the following:

(In thousands)	February 28, 2015	August 30, 2014
Land	$738	$738
Buildings and building improvements	48,092	47,273
Machinery and equipment	92,351	90,101
Software	5,052	4,356
Transportation	9,347	9,098
Total property, plant and equipment, gross	155,580	151,566
Less accumulated depreciation	(127,210)	(126,431)
Total property, plant and equipment, net	$28,370	$25,135

Note 7: Credit Facilities
On October 31, 2012, we entered into the Credit Agreement with GECC. The Credit Agreement provides for an initial $35.0 million revolving credit facility based on eligible inventory and was to expire on October 31, 2015, unless terminated earlier in accordance with its terms. There is no termination fee associated with the Credit Agreement.

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

During the second quarter we utilized the credit facility from time to time to meet working capital needs, however at the end of the period no borrowings were outstanding. As of the date of this report, we are in compliance with all material terms of the Amended Credit Agreement, and no borrowings are outstanding.

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

Changes in our product warranty liability are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	February 28, 2015	March 1, 2014	February 28, 2015	March 1, 2014
Balance at beginning of period	$9,090	$8,345	$9,501	$8,443
Provision	2,269	2,368	4,846	5,138
Claims paid	(1,503)	(1,932)	(4,491)	(4,800)
Balance at end of period	$9,856	$8,781	$9,856	$8,781

Note 9: Employee and Retiree Benefits
Postretirement health care and deferred compensation benefits are as follows:

(In thousands)	February 28, 2015	August 30, 2014
Postretirement health care benefit cost	$35,829	$36,930
Non-qualified deferred compensation	20,313	21,014
Executive share option plan liability	5,206	5,628
SERP benefit liability	3,025	2,974
Executive deferred compensation	290	213
Officer stock-based compensation	387	627
Total postretirement health care and deferred compensation benefits	65,050	67,386
Less current portion (1)	(5,420)	(4,575)
Long-term postretirement health care and deferred compensation benefits	$59,630	$62,811
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

We established dollar caps on the amount that we will pay for postretirement health care benefits per retiree on an annual basis to reduce our exposure to medical inflation. Retirees are required to pay a monthly premium in excess of the employer dollar caps for medical coverage based on years of service and age at retirement. Changes in the postretirement benefit plan include:

Date	Event	Dollar Cap Reduction	Liability Reduction (In thousands)	Amortization Period
Fiscal 2005	Established employer dollar caps
January 2012	Reduced employer dollar caps	10%	$4,598	7.8	years
January 2013	Reduced employer dollar caps	10%	$4,289	7.5	years
January 2014	Reduced employer dollar caps	10%	$3,580	7.3	years
January 2015	Reduced employer dollar caps	10%	$1,524	7.1	years

Net periodic postretirement benefit income consisted of the following components:

	Three Months Ended		Six Months Ended
(In thousands)	February 28, 2015	March 1, 2014	February 28, 2015	March 1, 2014
Interest cost	$332	$386	$685	$780
Service cost	103	98	213	200
Amortization of prior service benefit	(1,327)	(1,405)	(2,620)	(2,686)
Amortization of net actuarial loss	351	269	667	529
Net periodic postretirement benefit income	$(541)	$(652)	$(1,055)	$(1,177)

Payments for postretirement health care	$225	$259	$476	$532

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

Stock-based compensation expense was $447,000 and $436,000 during the second quarters of Fiscal 2015 and 2014, respectively. Stock-based compensation expense was $1.3 million and $1.4 million during the six months of Fiscal 2015 and 2014, respectively. Of the $1.3 million expense recognized in Fiscal 2015, $838,000 related to the October 15, 2014 grant of 99,600 shares. The remainder is related to the amortization of previously granted restricted stock awards, as well as non-employee director stock units issued in lieu of director fees. Compensation expense is recognized over the requisite service period of the award or over a period ending with the employee's eligible retirement date, if earlier.
Dividends
On December 17, 2014, the Board of Directors declared a quarterly cash dividend of $0.09 per share of common stock, which was paid on February 4, 2015 to shareholders of record at the close of business on January 21, 2015.

On March 18, 2015, the Board of Directors declared a quarterly cash dividend of $0.09 per share of common stock, payable on May 6, 2015 to shareholders of record at the close of business on April 22, 2015.

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
Our repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 18 months, provide that our liability will be the lesser of remaining principal owed by the dealer or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our contingent liability on these repurchase agreements was approximately $429.6 million and $363.8 million at February 28, 2015 and August 30, 2014, respectively.
In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of recreation vehicles to repurchase current inventory if a dealership exits the business. Incremental repurchase exposure beyond existing repurchase agreements, related to dealer inventory in states that we have had historical experience of repurchasing inventory, totaled $6.5 million and $6.8 million at February 28, 2015 and August 30, 2014, respectively.
Our risk of loss related to our repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on the repurchase exposure as previously described, we established an associated loss reserve. Our accrued losses on repurchases were $1.5 million as of February 28, 2015 and $2.2 million as of August 30, 2014.
A summary of repurchase activity is as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	February 28, 2015	March 1, 2014	February 28, 2015	March 1, 2014
Inventory repurchased:
Units	—	—	54	14
Dollars	$—	$—	$7,156	$325
Inventory resold:
Units	53	—	55	14
Cash collected	$6,102	$—	$6,140	$257
Loss realized	$1,022	$—	$1,033	$68
Units in ending inventory	—	—	—	—

The majority of the units resold in the second quarter of Fiscal 2015 were attributable to a single dealership. The loss realized in the quarter had previously been reserved for, and the decrease in the loss reserve is the result of the resale of the repurchased units.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our loss reserve for repurchase commitments. A hypothetical change of a 10% increase or decrease in our significant repurchase commitment assumptions at February 28, 2015 would have affected net income by approximately $293,000.

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

We file tax returns in the US federal jurisdiction, as well as various international and state jurisdictions. Although certain years are no longer subject to examinations by the IRS and various state taxing authorities, net operating loss carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities if they either have been or will be used in a future period. As of February 28, 2015, our federal returns from Fiscal 2011 to present continue to be subject to review by the IRS. With few exceptions, the state returns from Fiscal 2009 to present continue to be subject to review by the taxing jurisdictions. A number of years may elapse before an uncertain tax position is audited and finally resolved, and it is often very difficult to predict the outcome of such audits.

As of February 28, 2015, our unrecognized tax benefits were $2.8 million including accrued interest and penalties of $1.1 million. If we were to prevail on all unrecognized tax benefits recorded, $1.9 million of the $2.8 million would benefit the overall effective tax rate. It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits as tax expense. It is reasonably possible that the amount of unrecognized tax benefits with respect to our other unrecognized tax positions will increase or decrease during the next twelve months; however, an estimate of the amount or range of the change cannot be made at this time.

Note 13: Earnings Per Share
The following table reflects the calculation of basic and diluted income per share:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	February 28, 2015	March 1, 2014	February 28, 2015	March 1, 2014
Income per share - basic
Net income	$8,096	$9,593	$17,991	$20,739
Weighted average shares outstanding	26,924	27,595	26,946	27,723
Net income per share - basic	$0.30	$0.35	$0.67	$0.75

Income per share - assuming dilution
Net income	$8,096	$9,593	$17,991	$20,739
Weighted average shares outstanding	26,924	27,595	26,946	27,723
Dilutive impact of awards and options outstanding	94	129	102	127
Weighted average shares and potential dilutive shares outstanding	27,018	27,724	27,048	27,850
Net income per share - assuming dilution	$0.30	$0.35	$0.67	$0.74

At the end of the second quarter of Fiscal 2015 and Fiscal 2014, there were options outstanding to purchase 180,154 shares and 316,600 shares, respectively, of common stock at an average price of $28.20 and $32.02, respectively, which were not included in the computation of diluted income per share because they are considered anti-dilutive under the treasury stock method per ASC 260, Earnings Per Share.

Note 14: Comprehensive Income (Loss)

Changes in AOCI by component, net of tax, were:

	Three Months Ended
	February 28, 2015			March 1, 2014
(In thousands)	Defined Benefit Pension Items	Unrealized Gains and Losses on Available- for-Sale Securities	Total	Defined Benefit Pension Items	Unrealized Gains and Losses on Available- for-Sale Securities	Total
Balance at beginning of period	$(2,409)	$—	$(2,409)	$364	$—	$364

OCI before reclassifications	944	—	944	2,234	—	2,234
Amounts reclassified from AOCI	(602)	—	(602)	(708)	—	(708)
Net current-period OCI	342	—	342	1,526	—	1,526

Balance at end of period	$(2,067)	$—	$(2,067)	$1,890	$—	$1,890

	Six Months Ended
	February 28, 2015			March 1, 2014
(In thousands)	Defined Benefit Pension Items	Unrealized Gains and Losses on Available- for-Sale Securities	Total	Defined Benefit Pension Items	Unrealized Gains and Losses on Available- for-Sale Securities	Total
Balance at beginning of period	$(1,808)	$—	$(1,808)	$1,000	$(151)	$849

OCI before reclassifications	944	—	944	2,234	151	2,385
Amounts reclassified from AOCI	(1,203)	—	(1,203)	(1,344)	—	(1,344)
Net current-period OCI	(259)	—	(259)	890	151	1,041

Balance at end of period	$(2,067)	$—	$(2,067)	$1,890	$—	$1,890

Reclassifications out of AOCI in net periodic benefit costs, net of tax, were:

		Three Months Ended		Six Months Ended
(In thousands)	Location on Consolidated Statements of Income and Comprehensive Income	February 28, 2015	March 1, 2014	February 28, 2015	March 1, 2014
Amortization of prior service credit	Operating expenses	$(822)	$(876)	(1,622)	(1,676)
Amortization of net actuarial loss	Operating expenses	220	168	419	332
Total reclassifications		$(602)	$(708)	$(1,203)	$(1,344)

Note 15: Subsequent Event

We evaluated all events or transactions occurring between the balance sheet date for the quarterly period ended February 28, 2015 and the date of issuance of the financial statements that would require recognition or disclosure in the financial statements. There were no material subsequent events except the March 26, 2015 Apollo sales agreement as noted in Note 5 and the March 18, 2015 dividend declaration as noted in Note 10.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This management's discussion should be read in conjunction with the Unaudited Consolidated Financial Statements contained in this Form 10-Q as well as the Management's Discussion and Analysis and Risk Factors included in our Annual Report on Form 10‑K for the fiscal year ended August 30, 2014 and in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Forward-Looking Information

Certain of the matters discussed in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. A number of factors could cause actual results to differ materially from these statements, including, but not limited to: increases in interest rates, availability of credit, low consumer confidence, availability of labor, significant increase in repurchase obligations, inadequate liquidity or capital resources, availability and price of fuel, a slowdown in the economy, increased material and component costs, availability of chassis and other key component parts, sales order cancellations, slower than anticipated sales of new or existing products, new product introductions by competitors, the effect of global tensions, integration of operations relating to mergers and acquisitions activities, any unexpected expenses related to ERP and strategic sourcing projects, and other factors which may be disclosed throughout this report. Although we believe that the expectations reflected in the “forward-looking statements” are reasonable, we cannot guarantee future results, or levels of activity, performance or achievements. Undue reliance should not be placed on these “forward-looking statements,” which speak only as of the date of this report. We undertake no obligation to publicly update or revise any “forward-looking statements” whether as a result of new information, future events or otherwise, except as required by law or the rules of the NYSE.

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

	Through January 31		Calendar Year
US and Canada	2015	2014	2014	2013	2012
Motorized A, B, C	21.3%	18.6%	20.7%	18.6%	19.8%
Travel trailer and fifth wheels	1.0%	0.8%	0.8%	1.0%	0.9%

During calendar 2014, we increased our North American motorhome retail market share by 210 basis points. The most notable growth occurred in the Class C segment which was fueled in part by our partnership with a large rental dealer. We also experienced significant retail growth in Class B in calendar 2014 due to new products introduced and increased demand for existing offerings.

Presented in fiscal quarters, certain key metrics are shown below:

	Class A, B & C Motorhomes				Travel Trailers & Fifth Wheels
			As of Quarter End				As of Quarter End
	Wholesale	Retail	Dealer	Order	Wholesale	Retail	Dealer	Order
(In units)	Deliveries	Registrations	Inventory	Backlog	Deliveries	Registrations	Inventory	Backlog
Q3 2013	1,978	1,736	2,634	2,846	713	846	1,642	443
Q4 2013	1,890	1,870	2,654	3,380	717	748	1,611	221
Q1 2014	2,005	1,524	3,135	3,534	484	504	1,591	151
Q1 2014	2,055	1,283	3,907	2,900	575	394	1,772	206
Rolling 12 months	7,928	6,413			2,489	2,492
Mar 2013-Feb 2014

Q3 2014 (1)	2,674	2,783	3,798	2,357	727	724	1,775	303
Q4 2014	2,364	2,183	3,979	1,899	723	777	1,721	163
Q1 2015	2,031	1,818	4,192	2,122	546	585	1,682	154
Q2 2015	2,104	1,518	4,778	2,275	605	410	1,877	130
Rolling 12 months	9,173	8,302			2,601	2,496
Mar 2014-Feb 2015

Unit change	1,245	1,889	871	(625)	112	4	105	(76)
Percentage change	15.7%	29.5%	22.3%	(21.6)%	4.5%	0.2%	5.9%	(36.9)%
(1) Of the 2,674 units delivered in Q3 2014, 343 units were accounted for as operating leases as the units were subject to repurchase option. These units were included as retail registrations, not in dealer inventory, as the units were immediately placed into rental service once delivered. See Note 5 to the financial statements.

Industry Outlook
Key statistics for the motorhome industry are as follows:

	US and Canada Industry Class A, B & C Motorhomes
	Wholesale Shipments(1)					Retail Registrations(2)
	Calendar Year					Calendar Year
(In units)	2014		2013	Unit Change	% Change	2014		2013	Unit Change	% Change
Q1	11,125		8,500	2,625	30.9%	8,076		7,147	929	13.0%
Q2	12,203		10,972	1,231	11.2%	12,505		10,909	1,596	14.6%
Q3	10,704		9,469	1,235	13.0%	10,609		9,125	1,484	16.3%
Q4	9,919		9,391	528	5.6%	7,500		6,281	1,219	19.4%
Total	43,951		38,332	5,619	14.7%	38,690		33,462	5,228	15.6%
	2015		2014	Unit Change	% Change	2015		2014	Unit Change	% Change
January	3,732		3,268	464	14.2%	2,110		2,119	(9)	(0.4)%
February	4,087		3,737	350	9.4%		(4)	2,420
March	4,532	(3)	4,120	412	10.0%		(4)	3,537
Q1	12,351	(3)	11,125	1,226	11.0%		(4)	8,076
Q2	12,900	(3)	12,203	697	5.7%		(4)	12,505
Q3	10,700	(3)	10,704	(4)	—%		(4)	10,609
Q4	10,000	(3)	9,919	81	0.8%		(4)	7,500
Total	45,951	(3)	43,951	2,000	4.6%			38,690

YTD (5)	7,819		7,005	814	11.6%	2,110		2,119

(1)	Class A, B and C wholesale shipments as reported by RVIA.

(2)	Class A, B and C retail registrations as reported by Stat Surveys for the US and Canada combined.

(3)
Monthly and quarterly Class A, B and C wholesale shipments are based upon the forecast prepared by Dr. Richard Curtin of the University of Michigan Consumer Survey Research Center for RVIA and reported in the Roadsigns RV Spring 2015 Industry Forecast Issue. The revised RVIA annual 2015 wholesale shipment forecast is 45,000.

(4)	Stat Surveys has not issued a projection for 2015 retail demand for this period.

(5)	YTD wholesale shipments include January through February; YTD retail registrations include January.

Key statistics for the towable industry are as follows:

	US and Canada Travel Trailer & Fifth Wheel Industry
	Wholesale Shipments(1)					Retail Registrations(2)
	Calendar Year					Calendar Year
(In units)	2014		2013	Unit Change	% Change	2014		2013	Unit Change	% Change
Q1	75,458		66,745	8,713	13.1%	45,970		42,987	2,983	6.9%
Q2	85,648		79,935	5,713	7.1%	99,881		94,717	5,164	5.5%
Q3	65,543		61,251	4,292	7.0%	86,737		79,805	6,932	8.7%
Q4	72,289		60,104	12,185	20.3%	42,144		37,054	5,090	13.7%
Total	298,938		268,035	30,903	11.5%	274,732		254,563	20,169	7.9%
	2015		2014	Unit Change	% Change	2015		2014	Unit Change	% Change
January	23,799		21,306	2,493	11.7%	11,053		10,115	938	9.3%
February	26,979		26,043	936	3.6%		(4)	13,653
March	30,899	(3)	28,109	2,790	9.9%		(4)	22,202
Q1	82,272	(3)	75,458	6,814	9.0%		(4)	45,970
Q2	94,300	(3)	85,648	8,652	10.1%		(4)	99,881
Q3	73,400	(3)	65,543	7,857	12.0%		(4)	86,737
Q4	70,900	(3)	72,289	(1,389)	(1.9)%		(4)	42,144
Total	320,872	(3)	298,938	21,934	7.3%			274,732

YTD (5)	50,778		47,349	3,429	7.2%	11,053		10,115

(1)	Towable wholesale shipments as reported by RVIA.

(2)	Towable retail registrations as reported by Stat Surveys for the US and Canada combined.

(3)
Monthly and quarterly towable wholesale shipments are based upon the forecast prepared by Dr. Richard Curtin of the University of Michigan Consumer Survey Research Center for RVIA and reported in the Roadsigns RV Spring 2015 Industry Forecast Issue. The revised RVIA annual 2015 wholesale shipment forecast is 319,700.

(4)	Stat Surveys has not issued a projection for retail demand for this period.

(5)	YTD wholesale shipments include January through February; YTD retail registrations include January.

Company Outlook
Our motorized dealer backlog is an indicator of demand for our product in the current marketplace. We believe that the decrease in our backlog (as noted in the table below) is a result of more timely delivery through increased production rates and improved chassis supply. We continued to increase our production rates during the first six months of fiscal Fiscal 2015. In Fiscal 2014 we leased an additional production facility to facilitate the increased production rate and to reach an additional labor market. During the second quarter of fiscal 2015 we took motorhome orders for 2,257 units as compared to 1,421 units in the second quarter of fiscal 2014. We believe this also represents the positive outlook of our dealer base.

Our motorized sales order backlog of 2,275 as of February 28, 2015 represents orders to be shipped in the next two quarters:

	As Of
(In units)	February 28, 2015		March 1, 2014		(Decrease) Increase	% Change
Class A gas	487	21.4%	1,129	38.9%	(642)	(56.9)%
Class A diesel	229	10.1%	274	9.4%	(45)	(16.4)%
Total Class A	716	31.5%	1,403	48.4%	(687)	(49.0)%
Class B	238	10.5%	274	9.4%	(36)	(13.1)%
Class C	1,321	58.1%	1,223	42.2%	98	8.0%
Total motorhome backlog(1)	2,275	100.0%	2,900	100.0%	(625)	(21.6)%

Travel trailer	83	63.8%	169	82.0%	(86)	(50.9)%
Fifth wheel	47	36.2%	37	18.0%	10	27.0%
Total towable backlog(1)	130	100.0%	206	100.0%	(76)	(36.9)%

Approximate backlog revenue in thousands(2)
Motorhome	$216,228		$260,095		$(43,867)	(16.9)%
Towable	$4,121		$4,853		$(732)	(15.1)%

(1)	Percentages may not add due to rounding differences.

(2)
Our backlog includes all accepted purchase orders from dealers to be shipped within the next six months. Orders in backlog can be cancelled or postponed at the option of the purchaser and, therefore, backlog may not necessarily be an accurate measure of future sales.

Our unit dealer inventory was as follows:

	February 28, 2015	March 1, 2014	Increase	% Change
Motorhomes	4,778	3,907	871	22.3%
Towables	1,877	1,772	105	5.9%

We believe that the increased level of our motorized dealer inventory at the end of the second quarter of Fiscal 2015 is aligned with current market conditions given the improved retail demand and the strong sales order backlog of our product. Notably, dealer inventory of our Class B motorhomes has increased significantly in the past year (up 329 units) due to the strong retail demand of our product which was up over 100% on a trailing twelve month basis. We have introduced a number of new products in the past year in all segments, many of these products were delivered to the dealers during calendar 2014 for their initial stocking. We believe that these innovative products will generate additional retail demand in the coming quarters. We have also restructured our dealer distribution points for these new product offerings in the past year as our dealer physical locations have increased, which is another factor contributing to our dealer inventory growth.

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

Our motorized production facilities are located in sparsely populated areas of Iowa. In addition, the unemployment rate in these areas is currently low. These factors limit our ability to increase motorized production volumes at a more rapid pace. To the extent that we have been able to increase the production rate, we have also incurred incremental operating expenses associated with overtime and workers compensation expense.

At the December 2014 Board of Directors meeting, two strategic initiatives were approved and, as a result, commenced in the second quarter of Fiscal 2015. Both of these projects represent significant investments that we believe will contribute to our future success.

•
The first strategic initiative relates to the execution of an ERP system implementation which will replace our in-house developed financial and operation legacy systems and provide better support for our changing business needs and plans for future growth. We believe that this project will deliver long-term cost savings through supply chain management optimization and operational improvements once completed, in addition to a reduction in system maintenance, internal development and support costs. Our current estimate for completion of this project is $12 to $16 million over a three-year time frame which includes software, external implementation assistance and increased internal staffing directly related to this initiative. We anticipate that approximately 40% of the cost will be immediately expensed over the life of the project and 60% will be capitalized. As a result, we expect up to $3.0 million of incremental general and administrative expense in Fiscal 2015 of which $652,000 was incurred in our second fiscal quarter.

•
The second initiative is a strategic sourcing project with the objective of obtaining long-term material cost savings through standardizing our purchasing processes, optimizing our supplier relationships and improving our current sourcing methodologies. We have engaged external support with deep domain expertise to help us conduct this project and, as a result, we expect to incur up to $2.8 million in general and administrative expenses for this assistance, of which $827,000 and $967,000 was incurred in the second quarter and first six months of Fiscal 2015, respectively. We expect to incur approximately $700,000 of incremental general and administrative expense for the remainder of Fiscal 2015 and $1.1 million in Fiscal 2016; the project is planned to be completed in June 2016 based on current internal staffing support. When fully implemented, we anticipate this investment will provide gross margin expansion of 30 to 50 basis points.

Results of Operations
Current Quarter Compared to the Comparable Quarter Last Year
The following is an analysis of changes in key items included in the statements of operations:

	Three Months Ended
(In thousands, except percent and per share data)	February 28, 2015	% of Revenues(1)	March 1, 2014	% of Revenues(1)	Increase (Decrease)	% Change
Net revenues	$234,543	100.0%	$228,811	100.0%	$5,732	2.5%
Cost of goods sold	210,285	89.7%	205,966	90.0%	4,319	2.1%
Gross profit	24,258	10.3%	22,845	10.0%	1,413	6.2%

Selling	4,846	2.1%	4,489	2.0%	357	8.0%
General and administrative	7,464	3.2%	4,949	2.2%	2,515	50.8%
Gain on sale of real estate	—	—%	(629)	(0.3)%	629	(100.0)%
Operating expenses	12,310	5.2%	8,809	3.8%	3,501	39.7%

Operating income	11,948	5.1%	14,036	6.1%	(2,088)	(14.9)%
Non-operating income (expense)	28	—%	(74)	—%	102	(137.8)%
Income before income taxes	11,976	5.1%	13,962	6.1%	(1,986)	(14.2)%
Provision for taxes	3,880	1.7%	4,369	1.9%	(489)	(11.2)%
Net income	$8,096	3.5%	$9,593	4.2%	$(1,497)	(15.6)%

Diluted income per share	$0.30		$0.35		$(0.05)	(14.3)%
Diluted average shares outstanding	27,018		27,724		(706)	(2.5)%
(1) Percentages may not add due to rounding differences.

Unit deliveries and ASP, net of discounts, consisted of the following:

	Three Months Ended
(In units)	February 28, 2015	Product Mix % (1)	March 1, 2014	Product Mix % (1)	(Decrease) Increase	% Change
Motorhomes:
Class A gas	524	24.9%	589	28.7%	(65)	(11.0)%
Class A diesel	286	13.6%	456	22.2%	(170)	(37.3)%
Total Class A	810	38.5%	1,045	50.9%	(235)	(22.5)%
Class B	277	13.2%	198	9.6%	79	39.9%
Class C	1,017	48.3%	812	39.5%	205	25.2%
Total motorhome deliveries	2,104	100.0%	2,055	100.0%	49	2.4%

ASP (in thousands)	$100.2		$100.6		$(0.4)	(0.4)%

Towables:
Travel trailer	508	84.0%	463	80.5%	45	9.7%
Fifth wheel	97	16.0%	112	19.5%	(15)	(13.4)%
Total towable deliveries	605	100.0%	575	100.0%	30	5.2%

ASP (in thousands)	$25.7		$23.9		$1.8	7.7%
(1) Percentages may not add due to rounding differences.

Net revenues consisted of the following:

	Three Months Ended
(In thousands)	February 28, 2015		March 1, 2014		Increase (Decrease)	% Change
Motorhomes (1)	$212,329	90.5%	$207,406	90.6%	$4,923	2.4%
Towables (2)	15,351	6.5%	13,726	6.0%	1,625	11.8%
Other manufactured products	6,863	2.9%	7,679	3.4%	(816)	(10.6)%
Total net revenues	$234,543	100.0%	$228,811	100.0%	$5,732	2.5%

(1)	Includes motorhome units, parts and services, and net motorhome lease revenue.

(2)	Includes towable units and parts.

Motorhome net revenues increased $4.9 million or 2.4% in the second quarter of Fiscal 2015 attributed primarily to a 2.4% increase in unit deliveries. Motorhome ASP dropped slightly due to a shift from Class A products to Class B and C unit sales in the second quarter of Fiscal 2015.

The increase in Towables revenues of $1.6 million or 11.8% was attributed to an increase in ASP of 7.7% and a 5.2% increase in unit deliveries as compared to the second quarter of Fiscal 2014.

Cost of goods sold was $210.3 million, or 89.7% of net revenues for the second quarter of Fiscal 2015 compared to $206.0 million, or 90.0% of net revenues for the same period a year ago due to the following:

•	Total variable costs (materials, direct labor, variable overhead, delivery expense and warranty), as a percent of net revenues, slightly decreased to 84.4% compared to 84.5%.

•
Fixed overhead (manufacturing support labor, depreciation and facility costs) and research and development-related costs decreased to 5.2% compared to 5.5% of net revenues, mostly a result of higher production levels which resulted in increased absorption of fixed costs.

•	All factors considered, gross profit increased to 10.3% from 10.0% of net revenues.
Selling expenses were $4.8 million and $4.5 million, or 2.1% and 2.0% of net revenues in the second quarter of Fiscal 2015 and Fiscal 2014, respectively. Increases in the second quarter of Fiscal 2015 included advertising and product promotions as compared to the prior year.
General and administrative expenses were $7.5 million and $4.9 million, or 3.2% and 2.2% of net revenues in the second quarter of Fiscal 2015 and Fiscal 2014, respectively. The increase in the second quarter of Fiscal 2015 was primarily related to costs associated with ERP implementation and a strategic sourcing project which totaled $1.5 million. In addition, we incurred increased legal expenses of approximately $500,000 and increased equipment maintenance costs.

During the second quarter of Fiscal 2014 we realized a gain of $629,000 on the sale of a leased warehouse facility.
The overall effective income tax rate for the second quarter of Fiscal 2015 was 32.4% compared to the effective tax rate of 31.3% for the same period in Fiscal 2014. The increase in tax rate for the second quarter of Fiscal 2015 is primarily a result of the increased estimated state taxes, lower tax-free income and tax credits. The legislation for various applicable tax credits expired on December 31, 2014; therefore our projected benefits for these credits are limited to four months of our fiscal year.
Net income and diluted income per share were $8.1 million and $0.30 per share, respectively, for the second quarter of Fiscal 2015. In the second quarter of Fiscal 2014, net income was $9.6 million and diluted income was $0.35 per share. The impact of stock repurchases in the last twelve months on diluted net income per share was an increase of $0.01 for the second quarter of Fiscal 2015. See Part II, Item 2.

Six Months of Fiscal 2015 Compared to the Comparable Six Months of Fiscal 2014
The following is an analysis of changes in key items included in the statements of operations:

	Six Months Ended
(In thousands, except percent and per share data)	February 28, 2015	% of Revenues(1)	March 1, 2014	% of Revenues(1)	Increase (Decrease)	% Change
Net revenues	$458,946	100.0%	$451,481	100.0%	$7,465	1.7%
Cost of goods sold	410,302	89.4%	402,674	89.2%	7,628	1.9%
Gross profit	48,644	10.6%	48,807	10.8%	(163)	(0.3)%

Selling	9,553	2.1%	8,822	2.0%	731	8.3%
General and administrative	12,701	2.8%	10,572	2.3%	2,129	20.1%
Gain on sale of real estate	—	—%	(629)	(0.1)%	629	(100.0)%
Operating expenses	22,254	4.8%	18,765	4.2%	3,489	18.6%

Operating income	26,390	5.8%	30,042	6.7%	(3,652)	(12.2)%
Non-operating income	35	—%	17	—%	18	105.9%
Income before income taxes	26,425	5.8%	30,059	6.7%	(3,634)	(12.1)%
Provision for taxes	8,434	1.8%	9,320	2.1%	(886)	(9.5)%
Net income	$17,991	3.9%	$20,739	4.6%	$(2,748)	(13.3)%

Diluted income per share	$0.67		$0.74		$(0.07)	(9.5)%
Diluted average shares outstanding	27,048		27,850		(802)	(2.9)%
(1) Percentages may not add due to rounding differences.

Unit deliveries and ASP, net of discounts, consisted of the following:

	Six Months Ended
(In units)	February 28, 2015	Product Mix % (1)	March 1, 2014	Product Mix % (1)	(Decrease) Increase	% Change
Motorhomes:
Class A gas	1,139	27.5%	1,299	32.0%	(160)	(12.3)%
Class A diesel	598	14.5%	853	21.0%	(255)	(29.9)%
Total Class A	1,737	42.0%	2,152	53.0%	(415)	(19.3)%
Class B	465	11.2%	300	7.4%	165	55.0%
Class C	1,933	46.7%	1,608	39.6%	325	20.2%
Total motorhome deliveries (2)	4,135	100.0%	4,060	100.0%	75	1.8%

ASP (in thousands)	$99.3		$100.5		$(1.3)	(1.2)%

Towables:
Travel trailer	969	84.2%	870	82.2%	99	11.4%
Fifth wheel	182	15.8%	189	17.8%	(7)	(3.7)%
Total towable deliveries	1,151	100.0%	1,059	100.0%	92	8.7%

ASP (in thousands)	$25.4		$22.9		$2.6	11.2%
(1) Percentages may not add due to rounding differences.
(2) An additional 343 motorhomes were delivered in Fiscal 2014 but not included in wholesale deliveries as presented in the table above as the units are subject to repurchase option. See Note 5 to the financial statements.

Net revenues consisted of the following:

	Six Months Ended
(In thousands)	February 28, 2015		March 1, 2014		Increase (Decrease)	% Change
Motorhomes (1)	$415,371	90.5%	$411,791	91.2%	$3,580	0.9%
Towables (2)	28,957	6.3%	24,257	5.4%	4,700	19.4%
Other manufactured products	14,618	3.2%	15,433	3.4%	(815)	(5.3)%
Total net revenues	$458,946	100.0%	$451,481	100.0%	$7,465	1.7%

(1)	Includes motorhome units, parts and services.

(2)	Includes towable units and parts.

The increase in motorhome net revenues of $3.6 million or 0.9% was attributed primarily to a 1.8% increase in unit deliveries in the first six months of Fiscal 2015 as compared to the first six months of Fiscal 2014, partially offset by a decrease in motorhome ASP of 1.2% as compared to the first six months of Fiscal 2014. The decrease in ASP was primarily due to a lower percentage of class A gas and diesel unit sales in the first six months of Fiscal 2015.

Towables revenues increased 19.4%, and were $29.0 million in the first six months of Fiscal 2015, compared to $24.3 million in the first six months of Fiscal 2014. The increase in revenues was a result of an 11.2% increase in ASP and an 8.7% increase in unit deliveries.

Cost of goods sold was $410.3 million, or 89.4% of net revenues for the first six months of Fiscal 2015 compared to $402.7 million, or 89.2% of net revenues for the first six months of Fiscal 2014 due to the following:

•
Total variable costs (materials, direct labor, variable overhead, delivery expense and warranty), as a percent of net revenues, increased to 84.2% in Fiscal 2015 compared to 83.8% in Fiscal 2014. The increase is primarily due to higher labor-related expenses in Fiscal 2015, notably workers' compensation.

•	Fixed overhead (manufacturing support labor, depreciation and facility costs) and research and development-related costs decreased to 5.2% of net revenues compared to 5.3% for Fiscal 2014.

•	All factors considered, gross profit decreased to 10.6% from 10.8% of net revenues.
Selling expenses increased $731,000, or 2.1% from 2.0% of net revenues in the first six months of Fiscal 2015 and Fiscal 2014, respectively. The increase was primarily related to advertising and product promotions.
General and administrative expenses were 2.8% and 2.3% of net revenues in the first six months of Fiscal 2015 and Fiscal 2014, respectively. General and administrative expenses increased $2.1 million, or 20.1% in the first six months of Fiscal 2015 compared to the same period in Fiscal 2014. The increase related to ERP implementation, a strategic sourcing project, legal and equipment maintenance costs.
During the second quarter of Fiscal 2014 we realized a gain of $629,000 on the sale of a leased warehouse facility.
Non-operating income was flat in the first six months of Fiscal 2015 compared to the same period in Fiscal 2014.
The overall effective income tax rate for the first six months of Fiscal 2015 was 31.9% compared to the effective income tax rate of 31.0% for the first six months of Fiscal 2014. The tax rate for the first six months of Fiscal 2015 is primarily a result of the lower level of pretax book income earned during Fiscal 2015. We also had a reduced level (in comparison to book income) of benefits recorded for tax credits and other tax planning initiatives in Fiscal 2015 in relation to the same period in Fiscal 2014. The legislation for various applicable tax credits expired on December 31, 2014; therefore our projected benefits for these credits are limited to four months of our fiscal year.
Net income and diluted income per share were $18.0 million and $0.67 per share, respectively, for the first six months of Fiscal 2015. In the first six months of Fiscal 2014, net income was $20.7 million and diluted net income was $0.74 per share. The impact of stock repurchases in the last twelve months on diluted net income per share was an increase of $0.01 for the first six months of Fiscal 2015. See Part II, Item 2.

Analysis of Financial Condition, Liquidity and Resources
Cash and cash equivalents decreased $49.9 million during the first six months of Fiscal 2015 and totaled $7.9 million as of February 28, 2015. Significant liquidity events that occurred during the first six months of Fiscal 2015 were:

•	Increase in inventory of $37.6 million

•	Line of credit borrowings and repayments of $22.0 million

•	Generation of net income of $18.0 million

•	Increase in income tax receivable of $11.3 million

•	Increase in receivables and prepaid assets of $7.6 million

•	Stock repurchases of $6.1 million

•	Dividend payment of $4.9 million

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
Working capital at February 28, 2015 and August 30, 2014 was $175.9 million and $172.0 million, respectively, an increase of $3.9 million. We currently expect cash on hand, cash collected on receivables, funds generated from operations and the availability under a credit facility to be sufficient to cover both short-term and long-term operating requirements for Fiscal 2015. We anticipate capital expenditures in Fiscal 2015 of approximately $15 - $20 million, primarily for manufacturing equipment and facilities and IT upgrades. We are planning to purchase the currently leased Towables assembly facilities in Middlebury, Indiana for approximately $5.4 million which is included in the range previously noted. We believe we will close this transaction in April of 2015.
We made share repurchases of $6.1 million in the first six months of Fiscal 2015. If we believe the common stock is trading at attractive levels and reflects a prudent use of our capital, subject to compliance with our agreement with GECC, we may purchase additional shares in the remainder of Fiscal 2015. At February 28, 2015 we have $7.4 million remaining on our board repurchase authorization. See Part II, Item 2 of this Form 10-Q.
Operating Activities
Cash used by operating activities was $34.1 million for the six months ended February 28, 2015 compared to $29.5 million for the six months ended March 1, 2014. In Fiscal 2015 the combination of net income of $18.0 million and changes in non-cash charges (e.g., depreciation, LIFO, stock-based compensation, deferred income taxes) provided $28.4 million of operating cash. Changes in assets and liabilities (primarily an increase in inventories and receivables) used $62.4 million of operating cash. In the first six months of Fiscal 2014, the combination of net income of $20.7 million and changes in non-cash charges (e.g., depreciation, LIFO, stock-based compensation, deferred income taxes) provided $23.0 million of operating cash. Changes in assets and liabilities (primarily increases in receivables and inventories) used $52.5 million of operating cash.

Investing Activities
Cash used in investing activities of $4.8 million for the six months ended February 28, 2015 was due primarily to capital spending of $5.2 million. In the six months ended March 1, 2014, cash provided in investing activities of $865,000 was due primarily to proceeds from the sale of investments of $2.4 million, proceeds from the sale of property of $2.4 million partially offset by capital spending of $3.8 million.
Financing Activities
Cash used in financing activities of $11.0 million for the six months ended February 28, 2015 was primarily due to $6.1 million in repurchases of our stock and $4.9 million for the payment of dividends. We borrowed and repaid $22.0 million on our line of credit in the six months ended February 28, 2015. Cash used in financing activities of $19.4 million for the six months ended March 1, 2014 was primarily due to repurchases of our stock of $21.5 million partially offset by proceeds from the exercise of stock options of $2.1 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 19, 2007, the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $60 million. There is no time restriction on this authorization. During the second quarter of Fiscal 2015, 9,478 shares were repurchased under the authorization, at an aggregate cost of $190,000. All of these shares were repurchased from employees who vested in Winnebago Industries shares during the second quarter of Fiscal 2015 and elected to pay their payroll tax via shares as opposed to cash. As of February 28, 2015, there was approximately $7.4 million remaining under this authorization.
Purchases of our common stock during each fiscal month of the second quarter of Fiscal 2015 were:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
11/30/14 - 01/03/15	—	$—	—	$7,632,000
01/04/15 - 01/31/15	9,478	$20.05	9,478	$7,442,000
02/01/15 - 02/28/15	—	$—	—	$7,442,000
Total	9,478	$20.05	9,478	$7,442,000

Our Credit Agreement contains covenants that limit our ability, among other things, to pay certain cash dividends. See Note 7 to the financial statements.

Item 6. Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 27, 2015.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 27, 2015.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 27, 2015.

32.2	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 27, 2015.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*Attached as Exhibit 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations and Comprehensive Income, (iii) the Unaudited Consolidated Statement of Cash Flows, and (iv) related notes to these financial statements. Such exhibits are deemed furnished and not filed pursuant to Rule 406T of Regulation S-T.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.

Date:	March 27, 2015	By	/s/ Randy J. Potts
Randy J. Potts
Chief Executive Officer, President, Chairman of the Board
(Principal Executive Officer)

Date:	March 27, 2015	By	/s/ Sarah N. Nielsen
Sarah N. Nielsen
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)