Form 10-Q
period 2015-05-30
WINNEBAGO INDUSTRIES INC
filed 2015-06-26
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, par value $0.50 per share, outstanding June 25, 2015 was 26,933,852.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Winnebago Industries, Inc.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	May 30, 2015	May 31, 2014	May 30, 2015	May 31, 2014
Net revenues	$266,510	$247,747	$725,456	$699,228
Cost of goods sold	238,327	221,266	648,629	623,940
Gross profit	28,183	26,481	76,827	75,288
Operating expenses:
Selling	5,150	4,887	14,703	13,709
General and administrative	6,453	6,005	19,154	16,577
Impairment (gain) on fixed assets	462	—	462	(629)
Total operating expenses	12,065	10,892	34,319	29,657
Operating income	16,118	15,589	42,508	45,631
Non-operating income	—	735	35	752
Income before income taxes	16,118	16,324	42,543	46,383
Provision for taxes	4,616	4,939	13,050	14,259
Net income	$11,502	$11,385	$29,493	$32,124

Income per common share:
Basic	$0.43	$0.42	$1.09	$1.17
Diluted	$0.43	$0.42	$1.09	$1.16

Weighted average common shares outstanding:
Basic	26,932	27,209	26,942	27,552
Diluted	27,030	27,319	27,042	27,666

Net income	$11,502	$11,385	$29,493	$32,124
Other comprehensive income (loss):
Amortization of prior service credit (net of tax of $556, $557, $1,554 and $1,567)	(903)	(925)	(2,525)	(2,601)
Amortization of net actuarial loss (net of tax of $154, $103, $412 and $304)	249	173	668	505
Plan amendment (net of tax of $0, $0, $581 and $1,346)	—	—	944	2,234
Unrealized appreciation of investments (net of tax of $0, $0, $0 and $91)	—	—	—	151
Total other comprehensive (loss) income	(654)	(752)	(913)	289
Comprehensive income	$10,848	$10,633	$28,580	$32,413

See notes to consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except per share data)	May 30, 2015	August 30, 2014
Assets
Current assets:
Cash and cash equivalents	$49,215	$57,804
Receivables, less allowance for doubtful accounts ($120 and $127)	65,198	69,699
Inventories	122,575	112,848
Net investment in operating leases	—	15,978
Prepaid expenses and other assets	8,450	5,718
Income taxes receivable and prepaid	190	5
Deferred income taxes	5,907	9,641
Total current assets	251,535	271,693
Property, plant and equipment, net	34,646	25,135
Investment in life insurance	25,843	25,126
Deferred income taxes	24,164	24,029
Goodwill	1,228	1,228
Other assets	9,329	11,091
Total assets	$346,745	$358,302

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$29,547	$33,111
Income taxes payable	—	2,927
Accrued expenses:
Accrued compensation	17,405	20,763
Operating lease repurchase obligations	—	16,050
Product warranties	9,805	9,501
Self-insurance	5,902	4,941
Accrued loss on repurchases	1,749	2,212
Promotional	3,877	3,205
Other	5,868	7,009
Total current liabilities	74,153	99,719
Non-current liabilities:
Unrecognized tax benefits	2,619	3,024
Postretirement health care and deferred compensation benefits	59,211	62,811
Total non-current liabilities	61,830	65,835
Contingent liabilities and commitments
Stockholders' equity:
Capital stock common, par value $0.50; authorized 60,000 shares, issued 51,776 shares	25,888	25,888
Additional paid-in capital	31,765	31,672
Retained earnings	576,665	554,496
Accumulated other comprehensive loss	(2,721)	(1,808)
Treasury stock, at cost (24,842 and 24,727 shares)	(420,835)	(417,500)
Total stockholders' equity	210,762	192,748
Total liabilities and stockholders' equity	$346,745	$358,302

See notes to consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(In thousands)	May 30, 2015	May 31, 2014
Operating activities:
Net income	$29,493	$32,124
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,284	2,962
LIFO expense	1,041	934
Asset impairment	462	—
Stock-based compensation	1,739	1,694
Deferred income taxes	2,793	464
Postretirement benefit income and deferred compensation expense	(587)	(752)
Provision for doubtful accounts	—	1
Gain on disposal of property	(20)	(712)
Gain on life insurance	—	(726)
Increase in cash surrender value of life insurance policies	(657)	(651)
Change in assets and liabilities:
Inventories	(10,768)	(6,128)
Receivables, prepaid and other assets	3,581	(26,349)
Investment in operating leases, net of repurchase obligations	(72)	(429)
Income taxes and unrecognized tax benefits	(2,375)	1,986
Accounts payable and accrued expenses	(6,308)	8,851
Postretirement and deferred compensation benefits	(3,049)	(3,080)
Net cash provided by operating activities	18,557	10,189

Investing activities:
Proceeds from the sale of investments, at par	—	2,350
Proceeds from life insurance	—	1,737
Purchases of property and equipment	(14,174)	(7,005)
Proceeds from the sale of property	43	2,403
Other	435	(1,123)
Net cash used in investing activities	(13,696)	(1,638)

Financing activities:
Payments for purchases of common stock	(6,166)	(24,324)
Payments of cash dividends	(7,324)	—
Proceeds from exercise of stock options	—	2,080
Borrowings on loans	22,000	—
Repayments of loans	(22,000)	—
Other	40	(94)
Net cash used in financing activities	(13,450)	(22,338)

Net decrease in cash and cash equivalents	(8,589)	(13,787)
Cash and cash equivalents at beginning of period	57,804	64,277
Cash and cash equivalents at end of period	$49,215	$50,490

Supplement cash flow disclosure:
Income taxes paid, net of refunds	$12,631	$11,814
Interest paid	$10	$—
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

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly our consolidated financial position as of May 30, 2015 and the consolidated results of income and comprehensive income and consolidated cash flows for the first nine months of Fiscal 2015 and 2014. The consolidated statement of income and comprehensive income for the first nine months of Fiscal 2015 is not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet data as of August 30, 2014 was derived from audited financial statements, but does not include all of the information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the fiscal year ended August 30, 2014.

Fiscal Period
We follow a 52-/53-week fiscal year, ending the last Saturday in August. Both Fiscal 2015 and Fiscal 2014 are 52-week years.

New Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which specifies how and when to recognize revenue as well as providing informative, relevant disclosures. ASU 2014-09 will become effective for fiscal years beginning after December 15, 2016 (our Fiscal 2018). In April 2015, the FASB proposed a one year deferral of the effective date which is still under consideration. We are currently evaluating the impact on our consolidated financial statements.

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

Note 2: Concentration Risk

One of our dealer organizations accounted for 18.1% and 12.6% of our consolidated net revenues for the first nine months of Fiscal 2015 and Fiscal 2014, respectively. A second dealer organization accounted for 17.0% and 19.4% of our consolidated net revenues for the first nine months of Fiscal 2015 and Fiscal 2014, respectively. The loss of either or both of these dealer organizations could have a significant adverse effect on our business. In addition, deterioration in the liquidity or creditworthiness of these dealers could negatively impact our sales and could trigger repurchase obligations under our repurchase agreements.

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

The following tables set forth by level within the fair value hierarchy our financial assets that were accounted for at fair value on a recurring basis at May 30, 2015 and August 30, 2014 according to the valuation techniques we used to determine their fair values:

		Fair Value Measurements Using Inputs Considered As
(In thousands)	Fair Value at May 30, 2015	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs
Assets that fund deferred compensation:
Domestic equity funds	$5,061	$5,061	$—	$—
International equity funds	488	488	—	—
Fixed income funds	245	245	—	—
Total assets at fair value	$5,794	$5,794	$—	$—

		Fair Value Measurements Using Inputs Considered As
(In thousands)	Fair Value at August 30, 2014	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs
Assets that fund deferred compensation:
Domestic equity funds	$5,465	$5,465	$—	$—
International equity funds	716	716	—	—
Fixed income funds	242	242	—	—
Total assets at fair value	$6,423	$6,423	$—	$—

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

	Three Months Ended		Nine Months Ended
(In thousands)	May 30, 2015	May 31, 2014	May 30, 2015	May 31, 2014
Balance at beginning of period	$—	$—	$—	$2,108
Net change included in other comprehensive income	—	—	—	242
Sales	—	—	—	(2,350)
Balance at end of period	$—	$—	$—	$—
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Assets that Fund Deferred Compensation
Our assets that fund deferred compensation are marketable equity securities measured at fair value using quoted market prices and primarily consist of equity-based mutual funds. They are classified as Level 1 as they are traded in an active market for which closing stock prices are readily available. These securities fund the Executive Share Option Plan (see Note 9), a deferred compensation program, and are presented as other assets in the consolidated balance sheets.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Our non-financial assets, which include goodwill and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, we must evaluate the non-financial asset for impairment. If an impairment did occur, the asset is required to be recorded at the estimated fair value. In May 2015, we placed our corporate plane for sale due to increased costs associated with ownership. At May 30, 2015, we recorded an impairment of $462,000. The fair value was determined through an aircraft broker report of comparable aircraft sales.

Note 4: Inventories
Inventories consist of the following:

(In thousands)	May 30, 2015	August 30, 2014
Finished goods	$28,379	$28,029
Work-in-process	59,641	49,919
Raw materials	66,896	66,200
Total	154,916	144,148
LIFO reserve	(32,341)	(31,300)
Total inventories	$122,575	$112,848
The above value of inventories, before reduction for the LIFO reserve, approximates replacement cost. Of the $154.9 million and $144.1 million inventory at May 30, 2015 and August 30, 2014, respectively, $141.9 million and $137.7 million is valued on a LIFO basis. Towables inventory of $13.0 million and $6.4 million at May 30, 2015 and August 30, 2014, respectively, is valued on a FIFO basis.

Note 5: Net Investment in Operating Leases and Operating Lease Repurchase Obligations

During the third quarter of Fiscal 2014 we delivered 520 RV rental units to Apollo, a US RV rental company. Under the terms of a sales agreement with Apollo, all units were paid for upon delivery. To secure an order of this magnitude, we contractually agreed to repurchase up to 343 of the units at specified prices after one season of rental use (by no later than December 31, 2014) provided certain conditions are met. On December 29, 2014 the repurchase timing was extended from December 31, 2014 to February 28, 2015. The original cost of these units was depreciated down to the estimated net realizable value of the rental units during the time frame that the units were in rental use. During the first quarter of Fiscal 2015, we were released of repurchase obligation for 124 units as Apollo sold the units in the market place. As units subject to repurchase were sold, we removed the remaining net investment in operating lease as well as the operating lease repurchase obligation. In the second quarter of Fiscal 2015, we were released of the remaining repurchase obligations and as a result, there were no associated assets or liabilities on the balance sheet at February 28, 2015 or thereafter.

Net lease revenue was recorded ratably over the rental period that Apollo held the units based upon the difference between the proceeds received and the estimated repurchase obligation less the estimated depreciation expense of the unit. We were not required to repurchase any units from Apollo, thus we did not record a gain or loss for the difference between the estimated residual value of the unit and the actual resale value as a component of net lease revenue. We recorded net lease revenue of $626,000 during Fiscal 2014, $5,000 and $1.3 million during the third quarter and first nine months of Fiscal 2015, respectively.

In March 2015, we received a rental order of similar size from Apollo. Under the terms of the sales agreement, this order did not include any repurchase obligation, thus no units were recorded as operating leases. We shipped approximately two-thirds of these units in the third quarter of Fiscal 2015 and will ship approximately one-third in the fourth quarter of Fiscal 2015.

Note 6: Property, Plant and Equipment
Property, plant and equipment is stated at cost, net of accumulated depreciation and consists of the following:

(In thousands)	May 30, 2015	August 30, 2014
Land	$1,874	$738
Buildings and building improvements	53,360	47,273
Machinery and equipment	93,586	90,101
Software	6,130	4,356
Transportation	3,682	9,098
Total property, plant and equipment, gross	158,632	151,566
Less accumulated depreciation	(123,986)	(126,431)
Total property, plant and equipment, net	$34,646	$25,135

On April 17, 2015 we purchased the Towables assembly facilities in Middlebury, Indiana, for $5.4 million and on May 5, 2015 we purchased a facility in Waverly, Iowa, for $850,000 for expansion of our subassembly operations.

As previously disclosed, in the third quarter of Fiscal 2015 we placed our corporate plane for sale. We have reclassified the net book value to current other assets in the consolidated balance sheets.

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

During the second quarter we utilized the credit facility from time to time to meet working capital needs. As of the date of this report, we are in compliance with all material terms of the Amended Credit Agreement, and no borrowings are outstanding.

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

Changes in our product warranty liability are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	May 30, 2015	May 31, 2014	May 30, 2015	May 31, 2014
Balance at beginning of period	$9,856	$8,781	$9,501	$8,443
Provision	3,233	2,736	8,079	7,874
Claims paid	(3,284)	(2,599)	(7,775)	(7,399)
Balance at end of period	$9,805	$8,918	$9,805	$8,918

Note 9: Employee and Retiree Benefits
Postretirement health care and deferred compensation benefits are as follows:

(In thousands)	May 30, 2015	August 30, 2014
Postretirement health care benefit cost	$36,052	$36,930
Non-qualified deferred compensation	19,920	21,014
Executive share option plan liability	5,139	5,628
SERP benefit liability	2,806	2,974
Executive deferred compensation	305	213
Officer stock-based compensation	411	627
Total postretirement health care and deferred compensation benefits	64,633	67,386
Less current portion (1)	(5,422)	(4,575)
Long-term postretirement health care and deferred compensation benefits	$59,211	$62,811
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

We established dollar caps on the amount that we will pay for postretirement health care benefits per retiree on an annual basis to reduce our exposure to medical inflation. Retirees are required to pay a monthly premium in excess of the employer dollar caps for medical coverage based on years of service and age at retirement. Changes in the postretirement benefit plan include:

Date	Event	Dollar Cap Reduction	Liability Reduction (In thousands)	Amortization Period(1)
Fiscal 2005	Established employer dollar caps
January 2012	Reduced employer dollar caps	10%	$4,598	7.8	years
January 2013	Reduced employer dollar caps	10%	$4,289	7.5	years
January 2014	Reduced employer dollar caps	10%	$3,580	7.3	years
January 2015	Reduced employer dollar caps	10%	$1,524	7.1	years
(1) Actuarial gains and losses are amortized on a straight-line basis over the expected remaining service period of active plan participants.

Net periodic postretirement benefit income consisted of the following components:

	Three Months Ended		Nine Months Ended
(In thousands)	May 30, 2015	May 31, 2014	May 30, 2015	May 31, 2014
Interest cost	$348	$380	$1,034	$1,160
Service cost	107	96	320	296
Amortization of prior service benefit	(1,459)	(1,482)	(4,079)	(4,168)
Amortization of net actuarial loss	399	274	1,066	803
Net periodic postretirement benefit income	$(605)	$(732)	$(1,659)	$(1,909)

Payments for postretirement health care	$231	$247	$707	$779

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
Stock-based compensation expense was $391,000 and $306,000 during the third quarters of Fiscal 2015 and 2014, respectively. Stock-based compensation expense was $1.7 million and $1.7 million during the nine months of Fiscal 2015 and 2014, respectively. Of the $1.7 million expense recognized in Fiscal 2015, $996,000 related to the October 15, 2014 grant of 99,600 shares. The remainder is related to the amortization of previously granted restricted stock awards, as well as non-employee director stock units issued in lieu of director fees. Compensation expense is recognized over the requisite service period of the award or over a period ending with the employee's eligible retirement date, if earlier.
Dividends
On March 18, 2015, the Board of Directors declared a quarterly cash dividend of $.09 per share of common stock, which was paid on May 6, 2015 to shareholders of record at the close of business on April 22, 2015.

On June 17, 2015, the Board of Directors declared a quarterly cash dividend of $.09 per share of common stock, payable on August 5, 2015 to shareholders of record at the close of business on July 22, 2015.

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
Our repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 18 months, provide that our liability will be the lesser of remaining principal owed by the dealer or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our contingent liability on these repurchase agreements was approximately $417.7 million and $363.8 million at May 30, 2015 and August 30, 2014, respectively.
In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of recreation vehicles to repurchase current inventory if a dealership exits the business. Incremental repurchase exposure beyond existing repurchase agreements, related to dealer inventory in states that we have had historical experience of repurchasing inventory, totaled $7.0 million and $6.8 million at May 30, 2015 and August 30, 2014, respectively.
Our risk of loss related to our repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders although two dealer organizations account for approximately 35% of our revenues. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on the repurchase exposure as previously described, we established an associated loss reserve. Our accrued losses on repurchases were $1.7 million as of May 30, 2015 and $2.2 million as of August 30, 2014.
A summary of repurchase activity is as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	May 30, 2015	May 31, 2014	May 30, 2015	May 31, 2014
Inventory repurchased:
Units	—	—	54	14
Dollars	$—	$—	$7,325	$325
Inventory resold:
Units	—	—	55	14
Cash collected	$—	$—	$6,309	$257
Loss realized	$—	$—	$1,033	$68
Units in ending inventory	—	—	—	—

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our loss reserve for repurchase commitments. A hypothetical change of a 10% increase or decrease in our significant repurchase commitment assumptions at May 30, 2015 would have affected net income by approximately $296,000.

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

We file tax returns in the US federal jurisdiction, as well as various international and state jurisdictions. Although certain years are no longer subject to examinations by the IRS and various state taxing authorities, net operating loss carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities if they either have been or will be used in a future period. As of May 30, 2015, our federal returns from Fiscal 2011 to present continue to be subject to review by the IRS. With few exceptions, the state returns from Fiscal 2009 to present continue to be subject to review by the taxing jurisdictions. A number of years may elapse before an uncertain tax position is audited and finally resolved, and it is often very difficult to predict the outcome of such audits.

As of May 30, 2015, our unrecognized tax benefits were $2.6 million including accrued interest and penalties of $1.0 million. If we were to prevail on all unrecognized tax benefits recorded, $1.9 million of the $2.6 million would benefit the overall effective tax rate. It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits as tax expense. It is reasonably possible that the amount of unrecognized tax benefits with respect to our other unrecognized tax positions will increase or decrease during the next twelve months; however, an estimate of the amount or range of the change cannot be made at this time.

Note 13: Earnings Per Share
The following table reflects the calculation of basic and diluted income per share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	May 30, 2015	May 31, 2014	May 30, 2015	May 31, 2014
Income per share - basic
Net income	$11,502	$11,385	$29,493	$32,124
Weighted average shares outstanding	26,932	27,209	26,942	27,552
Net income per share - basic	$0.43	$0.42	$1.09	$1.17

Income per share - assuming dilution
Net income	$11,502	$11,385	$29,493	$32,124
Weighted average shares outstanding	26,932	27,209	26,942	27,552
Dilutive impact of awards and options outstanding	98	110	100	114
Weighted average shares and potential dilutive shares outstanding	27,030	27,319	27,042	27,666
Net income per share - assuming dilution	$0.43	$0.42	$1.09	$1.16

At the end of the third quarter of Fiscal 2015 and Fiscal 2014, there were options outstanding to purchase 170,061 shares and 457,421 shares, respectively, of common stock at an average price of $28.27 and $30.38, respectively, which were not included in the computation of diluted income per share because they are considered anti-dilutive under the treasury stock method per ASC 260, Earnings Per Share.

Note 14: Comprehensive Income (Loss)

Changes in AOCI by component, net of tax, were:

	Three Months Ended
	May 30, 2015			May 31, 2014
(In thousands)	Defined Benefit Pension Items	Unrealized Gains and Losses on Available- for-Sale Securities	Total	Defined Benefit Pension Items	Unrealized Gains and Losses on Available- for-Sale Securities	Total
Balance at beginning of period	$(2,067)	$—	$(2,067)	$1,890	$—	$1,890

OCI before reclassifications	—	—	—	—	—	—
Amounts reclassified from AOCI	(654)	—	(654)	(752)	—	(752)
Net current-period OCI	(654)	—	(654)	(752)	—	(752)

Balance at end of period	$(2,721)	$—	$(2,721)	$1,138	$—	$1,138

	Nine Months Ended
	May 30, 2015			May 31, 2014
(In thousands)	Defined Benefit Pension Items	Unrealized Gains and Losses on Available- for-Sale Securities	Total	Defined Benefit Pension Items	Unrealized Gains and Losses on Available- for-Sale Securities	Total
Balance at beginning of period	$(1,808)	$—	$(1,808)	$1,000	$(151)	$849

OCI before reclassifications	944	—	944	2,234	151	2,385
Amounts reclassified from AOCI	(1,857)	—	(1,857)	(2,096)	—	(2,096)
Net current-period OCI	(913)	—	(913)	138	151	289

Balance at end of period	$(2,721)	$—	$(2,721)	$1,138	$—	$1,138

Reclassifications out of AOCI in net periodic benefit costs, net of tax, were:

		Three Months Ended		Nine Months Ended
(In thousands)	Location on Consolidated Statements of Income and Comprehensive Income	May 30, 2015	May 31, 2014	May 30, 2015	May 31, 2014
Amortization of prior service credit	Operating expenses	$(903)	$(925)	$(2,525)	$(2,601)
Amortization of net actuarial loss	Operating expenses	249	173	668	505
Total reclassifications		$(654)	$(752)	$(1,857)	$(2,096)

Note 15: Subsequent Event

We evaluated all events or transactions occurring between the balance sheet date for the quarterly period ended May 30, 2015 and the date of issuance of the financial statements that would require recognition or disclosure in the financial statements. There were no material subsequent events except the June 17, 2015 dividend declaration as noted in Note 10.

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

	Rolling 12 Months Through April		Calendar Year
US and Canada	2015	2014	2014	2013	2012
Motorized A, B, C	20.8%	19.1%	20.7%	18.6%	19.8%
Travel trailer and fifth wheels	0.9%	0.9%	0.8%	1.0%	0.9%

In the past twelve months, we have increased our North American motorhome retail market share by 170 basis points. The most notable growth occurred in the Class C segment which was fueled in part by our partnership with a large rental dealer. We also experienced significant retail growth in Class B due to new products introduced and increased demand for existing offerings.

Presented in fiscal quarters, certain key metrics are shown below:

	Class A, B & C Motorhomes				Travel Trailers & Fifth Wheels
			As of Quarter End				As of Quarter End
	Wholesale	Retail	Dealer	Order	Wholesale	Retail	Dealer	Order
(In units)	Deliveries	Registrations	Inventory	Backlog	Deliveries	Registrations	Inventory	Backlog
Q4 2013	1,890	1,870	2,654	3,380	717	748	1,611	221
Q1 2014	2,005	1,524	3,135	3,534	484	504	1,591	151
Q2 2014	2,055	1,283	3,907	2,900	575	394	1,772	206
Q3 2014 (1)	2,674	2,783	3,798	2,357	727	724	1,775	303
Rolling 12 months	8,624	7,460			2,503	2,370
June 2013-May 2014

Q4 2014	2,364	2,183	3,979	1,899	723	777	1,721	163
Q1 2015	2,031	1,818	4,192	2,122	546	585	1,682	154
Q2 2015	2,104	1,518	4,778	2,275	605	410	1,877	130
Q3 2015	2,596	2,873	4,501	2,279	742	796	1,823	179
Rolling 12 months	9,095	8,392			2,616	2,568
June 2014-May 2015

Unit change	471	932	703	(78)	113	198	48	(124)
Percentage change	5.5%	12.5%	18.5%	(3.3)%	4.5%	8.4%	2.7%	(40.9)%
(1) Of the 2,674 units delivered in Q3 2014, 343 units were accounted for as operating leases as the units were subject to repurchase option. These units were included as retail registrations, not in dealer inventory, as the units were immediately placed into rental service once delivered. See Note 5 to the financial statements.

Industry Outlook
Key statistics for the motorhome industry are as follows:

	US and Canada Industry Class A, B & C Motorhomes
	Wholesale Shipments(1)					Retail Registrations(2)
	Calendar Year					Calendar Year
(In units)	2014		2013	Unit Change	% Change	2014		2013	Unit Change	% Change
Q1	11,125		8,500	2,625	30.9%	8,076		7,147	929	13.0%
Q2	12,203		10,972	1,231	11.2%	12,511		10,909	1,602	14.7%
Q3	10,704		9,469	1,235	13.0%	10,740		9,125	1,615	17.7%
Q4	9,919		9,391	528	5.6%	7,605		6,281	1,324	21.1%
Total	43,951		38,332	5,619	14.7%	38,932		33,462	5,470	16.3%
	2015		2014	Unit Change	% Change	2015		2014	Unit Change	% Change
Q1	11,963		11,125	838	7.5%	9,102		8,076	1,026	12.7%
April	4,459		4,092	367	9.0%	4,632		4,300	332	7.7%
May	4,718	(3)	4,486	232	5.2%		(4)	4,149
June	4,205	(3)	3,625	580	16.0%		(4)	4,062
Q2	13,382	(3)	12,203	1,179	9.7%		(4)	12,511
Q3	11,200	(3)	10,704	496	4.6%		(4)	10,740
Q4	10,400	(3)	9,919	481	4.8%		(4)	7,605
Total	46,945	(3)	43,951	2,994	6.8%			38,932

YTD (5)	16,422		15,217	1,205	7.9%	13,734		12,376	1,358	11.0%

(1)	Class A, B and C wholesale shipments as reported by RVIA.

(2)	Class A, B and C retail registrations as reported by Stat Surveys for the US and Canada combined.

(3)
Monthly and quarterly Class A, B and C wholesale shipments are based upon the forecast prepared by Dr. Richard Curtin of the University of Michigan Consumer Survey Research Center for RVIA and reported in the Roadsigns RV Summer 2015 Industry Forecast Issue. The revised RVIA annual 2015 wholesale shipment forecast is 47,000 and the annual forecast for 2016 is 49,100.

(4)	Stat Surveys has not issued a projection for 2015 retail demand for this period.

(5)	YTD wholesale shipments and retail registrations include January through April.

Key statistics for the towable industry are as follows:

	US and Canada Travel Trailer & Fifth Wheel Industry
	Wholesale Shipments(1)					Retail Registrations(2)
	Calendar Year					Calendar Year
(In units)	2014		2013	Unit Change	% Change	2014		2013	Unit Change	% Change
Q1	75,458		66,745	8,713	13.1%	45,996		42,987	3,009	7.0%
Q2	85,648		79,935	5,713	7.1%	99,965		94,717	5,248	5.5%
Q3	65,543		61,251	4,292	7.0%	87,713		79,805	7,908	9.9%
Q4	72,289		60,104	12,185	20.3%	42,694		37,054	5,640	15.2%
Total	298,938		268,035	30,903	11.5%	276,368		254,563	21,805	8.6%
	2015		2014	Unit Change	% Change	2015		2014	Unit Change	% Change
Q1	81,759		75,458	6,301	8.4%	53,678		45,996	7,682	16.7%
April	32,569		28,269	4,300	15.2%	33,352		29,611	3,741	12.6%
May	30,931	(3)	29,467	1,464	5.0%		(4)	35,770
June	31,873	(3)	27,912	3,961	14.2%		(4)	34,584
Q2	95,373	(3)	85,648	9,725	11.4%		(4)	99,965
Q3	73,600	(3)	65,543	8,057	12.3%		(4)	87,713
Q4	69,800	(3)	72,289	(2,489)	(3.4)%		(4)	42,694
Total	320,532	(3)	298,938	21,594	7.2%			276,368

YTD (5)	114,328		103,727	10,601	10.2%	87,030		75,607	11,423	15.1%

(1)	Towable wholesale shipments as reported by RVIA.

(2)	Towable retail registrations as reported by Stat Surveys for the US and Canada combined.

(3)
Monthly and quarterly towable wholesale shipments are based upon the forecast prepared by Dr. Richard Curtin of the University of Michigan Consumer Survey Research Center for RVIA and reported in the Roadsigns RV Summer 2015 Industry Forecast Issue. The revised RVIA annual 2015 wholesale shipment forecast is 319,500 and the annual forecast for 2016 is 331,700.

(4)	Stat Surveys has not issued a projection for retail demand for this period.

(5)	YTD wholesale shipments and retail registrations include January through April.

Company Outlook
Demand for our motorhome product has continued to increase for the first nine months of Fiscal 2015; our order bookings are up 11% on a rolling twelve month basis. As a result of this increased demand, we have continued to increase our production rates during the first nine months of Fiscal 2015 to the extent possible with our current workforce. Those increased production rates along with an improved chassis supply have allowed us to gradually ease our motorized backlog through a more timely delivery schedule. We believe this to be a clear representation of the positive outlook of our dealer base and demand for our motorized product.

Our motorized sales order backlog of 2,279 as of May 30, 2015 represents orders to be shipped in the next two quarters:

	As Of
(In units)	May 30, 2015		May 31, 2014		(Decrease) Increase	% Change
Class A gas	584	25.6%	752	31.9%	(168)	(22.3)%
Class A diesel	157	6.9%	280	11.9%	(123)	(43.9)%
Total Class A	741	32.5%	1,032	43.8%	(291)	(28.2)%
Class B	243	10.7%	264	11.2%	(21)	(8.0)%
Class C	1,295	56.8%	1,061	45.0%	234	22.1%
Total motorhome backlog(1)	2,279	100.0%	2,357	100.0%	(78)	(3.3)%

Travel trailer	155	86.6%	224	73.9%	(69)	(30.8)%
Fifth wheel	24	13.4%	79	26.1%	(55)	(69.6)%
Total towable backlog(1)	179	100.0%	303	100.0%	(124)	(40.9)%

Approximate backlog revenue in thousands(2)
Motorhomes	$196,915		$219,676		$(22,761)	(10.4)%
Towables	$4,512		$6,072		$(1,560)	(25.7)%

(1)	Percentages may not add due to rounding differences.

(2)
Our backlog includes all accepted purchase orders from dealers to be shipped within the next six months. Orders in backlog can be cancelled or postponed at the option of the purchaser and, therefore, backlog may not necessarily be an accurate measure of future sales.

Our unit dealer inventory was as follows:

	May 30, 2015	May 31, 2014	Increase	% Change
Motorhomes	4,501	3,798	703	18.5%
Towables	1,823	1,775	48	2.7%

We believe that the increased level of our motorized dealer inventory at the end of the third quarter of Fiscal 2015 is aligned with current market conditions given the improved retail demand and the strong sales order backlog of our product. Notably, dealer inventory of our Class B and C motorhomes has increased significantly in the past year (up 625 units) due to strong retail demand of our products. We have also restructured our dealer distribution points for these new product offerings in the past year as our dealer physical locations have increased, which is another factor contributing to our dealer inventory growth.

Our motorized production facilities are located in sparsely populated areas of Iowa. In addition, the unemployment rate in these areas is currently low. These factors limit our ability to increase motorized production volumes at a more rapid pace. To the extent that we have been able to increase the production rate, we have also incurred incremental operating expenses associated with overtime and workers compensation expense. To overcome these labor shortages we have recently began expansion within the state of Iowa. In Fiscal 2014 we leased an additional manufacturing facility which is now in production. In the third quarter of Fiscal 2015 we purchased a separate facility which will be ready for production later this calendar year. These expansions are intended to facilitate the increased production rate and to reach additional labor markets.

At the December 2014 Board of Directors meeting, two strategic initiatives were approved and, as a result, commenced in the second quarter of Fiscal 2015. Both of these projects represent significant investments that we believe will contribute to our future success.

•
The first strategic initiative relates to the execution of an ERP system implementation which will replace our in-house developed financial and operation legacy systems and provide better support for our changing business needs and plans for future growth. We believe that this project will deliver long-term cost savings through supply chain management optimization and operational improvements once completed, in addition to a reduction in system maintenance, internal development and support costs. Our current estimate for completion of this project is $12 - $16 million over a three-year time frame which includes software, external implementation assistance and increased internal staffing directly related to this initiative. We anticipate that approximately 40% of the cost will be immediately expensed over the life of the project and 60% will be capitalized. As components of the ERP are placed in service, we will depreciate over a 10 year life. The following table illustrates the project costs in Fiscal 2015:

	Fiscal 2015
	Second Qtr	Third Qtr		YTD
Capitalized	$537	$884		$1,421
Expensed	652	611	(1)	1,263
Total	$1,189	$1,495		$2,684

(1) Of the $611,000 expensed in Q3 2015, $429,000 was related to external implementation assistance.

We estimate that project costs will be approximately $4.0 million in the fourth quarter of Fiscal 2015 and an additional $6-9 million will be incurred in Fiscal years 2016 and 2017.

•
The second initiative is a strategic sourcing project with the objective of obtaining long-term material cost savings through standardizing our purchasing processes, optimizing our supplier relationships and improving our current sourcing methodologies. We have engaged external support with deep domain expertise to help us conduct this project and, as a result, we expect to incur up to $2.8 million in general and administrative expenses for this assistance, of which $375,000 and $1.3 million was incurred in the third quarter and first nine months of Fiscal 2015, respectively. We expect to incur approximately $400,000 of incremental general and administrative expense for the remainder of Fiscal 2015 and $1.1 million in Fiscal 2016; the project is planned to be completed in June 2016 based on current internal staffing support. When fully implemented, we anticipate this investment will provide gross margin increase of 30 to 50 basis points.

Results of Operations
Current Quarter Compared to the Comparable Quarter Last Year
The following is an analysis of changes in key items included in the statements of operations:

	Three Months Ended
(In thousands, except percent and per share data)	May 30, 2015	% of Revenues(1)	May 31, 2014	% of Revenues(1)	Increase (Decrease)	% Change
Net revenues	$266,510	100.0%	$247,747	100.0%	$18,763	7.6%
Cost of goods sold	238,327	89.4%	221,266	89.3%	17,061	7.7%
Gross profit	28,183	10.6%	26,481	10.7%	1,702	6.4%

Selling	5,150	1.9%	4,887	2.0%	263	5.4%
General and administrative	6,453	2.4%	6,005	2.4%	448	7.5%
Impairment of fixed asset	462	0.2%	—	—%	462	NMF
Operating expenses	12,065	4.5%	10,892	4.4%	1,173	10.8%

Operating income	16,118	6.0%	15,589	6.3%	529	3.4%
Non-operating income	—	—%	735	0.3%	(735)	(100.0)%
Income before income taxes	16,118	6.0%	16,324	6.6%	(206)	(1.3)%
Provision for taxes	4,616	1.7%	4,939	2.0%	(323)	(6.5)%
Net income	$11,502	4.3%	$11,385	4.6%	$117	1.0%

Diluted income per share	$0.43		$0.42		$0.01	2.4%
Diluted average shares outstanding	27,030		27,319		(289)	(1.1)%
(1) Percentages may not add due to rounding differences.

Unit deliveries and ASP, net of discounts, consisted of the following:

	Three Months Ended
(In units)	May 30, 2015	Product Mix % (1)	May 31, 2014	Product Mix % (1)	(Decrease) Increase	% Change
Motorhomes:
Class A gas	601	23.2%	786	33.7%	(185)	(23.5)%
Class A diesel	285	11.0%	280	12.0%	5	1.8%
Total Class A	886	34.1%	1,066	45.7%	(180)	(16.9)%
Class B	270	10.4%	224	9.6%	46	20.5%
Class C	1,440	55.5%	1,041	44.7%	399	38.3%
Total motorhome deliveries	2,596	100.0%	2,331	100.0%	265	11.4%

ASP (in thousands)	$91.0		$93.9		$(2.9)	(3.1)%

Towables:
Travel trailer	598	80.6%	598	82.3%	—	—%
Fifth wheel	144	19.4%	129	17.7%	15	11.6%
Total towable deliveries	742	100.0%	727	100.0%	15	2.1%

ASP (in thousands)	$26.9		$23.9		$3.0	12.4%
(1) Percentages may not add due to rounding differences.

Net revenues consisted of the following:

	Three Months Ended
(In thousands)	May 30, 2015		May 31, 2014		Increase (Decrease)	% Change
Motorhomes (1)	$237,548	89.1%	$221,191	89.3%	$16,357	7.4%
Towables (2)	19,902	7.5%	17,174	6.9%	2,728	15.9%
Other manufactured products	9,060	3.4%	9,382	3.8%	(322)	(3.4)%
Total net revenues	$266,510	100.0%	$247,747	100.0%	$18,763	7.6%

(1)	Includes motorhome units, parts and services, and net motorhome lease revenue.

(2)	Includes towable units and parts.

Motorhome net revenues increased $16.4 million or 7.4% in the third quarter of Fiscal 2015 attributed primarily to a 11.4% increase in unit deliveries.

•
Approximately $11 million of the incremental revenues was due to the change in our sales agreement with Apollo, a US RV rental company. During the third quarter of Fiscal 2015 we delivered 360 rental units to Apollo. During the third quarter of Fiscal 2014 we delivered 520 rental units to Apollo, of which only 177 were reported as motorhome sales; the remaining 343 were recorded as operating leases.

•
Motorhome ASP dropped slightly due to a shift from Class A products to Class B and C unit sales in the third quarter of Fiscal 2015. This is also related to the increase in lower-priced rental motorhomes in the current quarter.

The increase in Towables revenues of $2.7 million or 15.9% was attributed to an increase in ASP of 12.4% and a 2.1% increase in unit deliveries as compared to the third quarter of Fiscal 2014. The increase in ASP was primarily a result of a mix shift of higher priced travel trailers.

Cost of goods sold was $238.3 million, or 89.4% of net revenues for the third quarter of Fiscal 2015 compared to $221.3 million, or 89.3% of net revenues for the same period a year ago due to the following:

•	Total variable costs (materials, direct labor, variable overhead, delivery expense and warranty), as a percent of net revenues, slightly increased to 84.1% compared to 84.0%.

•	Fixed overhead (manufacturing support labor, depreciation and facility costs) and research and development-related costs were flat at 5.3% of net revenues in both periods.

•
All factors considered, gross profit decreased to 10.6% from 10.7% of net revenues. Towables showed improved gross margins, but this was offset by higher manufacturing inefficiencies in motorhomes, which represent a much larger proportion of our revenues.

Selling expenses were $5.2 million and $4.9 million, or 1.9% and 2.0% of net revenues in the third quarter of Fiscal 2015 and Fiscal 2014, respectively. Increases in the third quarter of Fiscal 2015 included advertising and product promotions as compared to the prior year.
Although general and administrative expenses increased to $6.5 million from $6.0 million in the third quarter of Fiscal 2015 and Fiscal 2014, respectively, expenses were 2.4% of net revenues in both periods. The increase in the third quarter of Fiscal 2015 was primarily related to $800,000 of incremental costs associated with ERP implementation and the strategic sourcing project.
Asset impairment expense of $462,000 was recorded in the third quarter of Fiscal 2015 to adjust the net book value on our corporate plane to the fair market value. The plane has been placed for sale due to increased costs associated with ownership.
Non-operating income of $735,000 in the third quarter of Fiscal 2014 was primarily due to proceeds from our COLI policies.
The overall effective income tax rate for the third quarter of Fiscal 2015 was 28.6% compared to the effective tax rate of 30.3% for the same period in Fiscal 2014. The decrease in tax rate for the third quarter of Fiscal 2015 is primarily a result of the change in terms of the 2015 Apollo transaction which increased the level of applicable tax credits available. To a lesser extent, the decrease in rate is a result of finalizing the Fiscal 2014 Federal tax return.
Net income and diluted income per share were $11.5 million and $0.43 per share, respectively, for the third quarter of Fiscal 2015. In the third quarter of Fiscal 2014, net income was $11.4 million and diluted income was $0.42 per share. The impact of stock repurchases in the last twelve months on diluted net income per share was an increase of $0.01 for the third quarter of Fiscal 2015. See Part II, Item 2.

Nine Months of Fiscal 2015 Compared to the Comparable Nine Months of Fiscal 2014
The following is an analysis of changes in key items included in the statements of operations:

	Nine Months Ended
(In thousands, except percent and per share data)	May 30, 2015	% of Revenues(1)	May 31, 2014	% of Revenues(1)	Increase (Decrease)	% Change
Net revenues	$725,456	100.0%	$699,228	100.0%	$26,228	3.8%
Cost of goods sold	648,629	89.4%	623,940	89.2%	24,689	4.0%
Gross profit	76,827	10.6%	75,288	10.8%	1,539	2.0%

Selling	14,703	2.0%	13,709	2.0%	994	7.3%
General and administrative	19,154	2.6%	16,577	2.4%	2,577	15.5%
Impairment (gain) on fixed assets	462	0.1%	(629)	(0.1)%	1,091	(173.4)%
Operating expenses	34,319	4.7%	29,657	4.2%	4,662	15.7%

Operating income	42,508	5.9%	45,631	6.5%	(3,123)	(6.8)%
Non-operating income	35	—%	752	0.1%	(717)	(95.3)%
Income before income taxes	42,543	5.9%	46,383	6.6%	(3,840)	(8.3)%
Provision for taxes	13,050	1.8%	14,259	2.0%	(1,209)	(8.5)%
Net income	$29,493	4.1%	$32,124	4.6%	$(2,631)	(8.2)%

Diluted income per share	$1.09		$1.16		$(0.07)	(6.0)%
Diluted average shares outstanding	27,042		27,666		(624)	(2.3)%
(1) Percentages may not add due to rounding differences.

Unit deliveries and ASP, net of discounts, consisted of the following:

	Nine Months Ended
(In units)	May 30, 2015	Product Mix % (1)	May 31, 2014	Product Mix % (1)	(Decrease) Increase	% Change
Motorhomes:
Class A gas	1,740	25.9%	2,085	32.6%	(345)	(16.5)%
Class A diesel	883	13.1%	1,133	17.7%	(250)	(22.1)%
Total Class A	2,623	39.0%	3,218	50.4%	(595)	(18.5)%
Class B	735	10.9%	524	8.2%	211	40.3%
Class C	3,373	50.1%	2,649	41.4%	724	27.3%
Total motorhome deliveries (2)	6,731	100.0%	6,391	100.0%	340	5.3%

ASP (in thousands)	$96.1		$98.1		$(2.0)	(2.1)%

Towables:
Travel trailer	1,567	82.8%	1,468	82.2%	99	6.7%
Fifth wheel	326	17.2%	318	17.8%	8	2.5%
Total towable deliveries	1,893	100.0%	1,786	100.0%	107	6.0%

ASP (in thousands)	$26.0		$23.3		$2.7	11.6%
(1) Percentages may not add due to rounding differences.
(2) An additional 343 motorhomes were delivered in Fiscal 2014 but not included in wholesale deliveries as presented in the table above as the units are subject to repurchase option. See Note 5 to the financial statements.

Net revenues consisted of the following:

	Nine Months Ended
(In thousands)	May 30, 2015		May 31, 2014		Increase (Decrease)	% Change
Motorhomes (1)	$652,919	90.0%	$632,982	90.5%	$19,937	3.1%
Towables (2)	48,859	6.7%	41,431	5.9%	7,428	17.9%
Other manufactured products	23,678	3.3%	24,815	3.6%	(1,137)	(4.6)%
Total net revenues	$725,456	100.0%	$699,228	100.0%	$26,228	3.8%

(1)	Includes motorhome units, parts and services.

(2)	Includes towable units and parts.

The increase in motorhome net revenues of $19.9 million or 3.1% was attributed primarily to a 5.3% increase in unit deliveries in the first nine months of Fiscal 2015 as compared to the first nine months of Fiscal 2014.

•
Approximately $11 million of the incremental revenues was due to the change in our sales agreement with Apollo, a US RV rental company. During the third quarter of Fiscal 2015 we delivered 360 rental units to Apollo. During the third quarter of Fiscal 2014 we delivered 520 rental units to Apollo, of which only 177 were reported as motorhome sales; the remaining 343 were recorded as operating leases due to a repurchase obligation in Fiscal 2014.

•
Motorhome ASP decreased 2.1% as compared to the first nine months of Fiscal 2014. The decrease in ASP was primarily due to a lower percentage of class A gas and diesel unit sales in the first nine months of Fiscal 2015.

Towables revenues increased 17.9%, and were $48.9 million in the first nine months of Fiscal 2015, compared to $41.4 million in the first nine months of Fiscal 2014. The increase in revenues was a result of an 11.6% increase in ASP due to a mix of travel trailers and fifth wheels at higher price points and a 6.0% increase in unit deliveries.

Cost of goods sold was $648.6 million, or 89.4% of net revenues for the first nine months of Fiscal 2015 compared to $623.9 million, or 89.2% of net revenues for the first nine months of Fiscal 2014 due to the following:

•
Total variable costs (materials, direct labor, variable overhead, delivery expense and warranty), as a percent of net revenues, increased to 84.1% in Fiscal 2015 compared to 83.9% in Fiscal 2014. The increase is primarily due to higher manufacturing inefficiencies in Fiscal 2015.

•	Fixed overhead (manufacturing support labor, depreciation and facility costs) and research and development-related costs were flat at 5.3% of net revenues in both periods.

•	All factors considered, gross profit decreased to 10.6% from 10.8% of net revenues.
Selling expenses were $14.7 million and $13.7 million in the first nine months of Fiscal 2015 and Fiscal 2014, respectively, and were 2.0% of net revenue in both periods. The increase was primarily related to advertising and product promotions.

General and administrative expenses were 2.6% and 2.4% of net revenues in the first nine months of Fiscal 2015 and Fiscal 2014, respectively. General and administrative expenses increased $2.6 million, or 15.5% in the first nine months of Fiscal 2015 compared to the same period in Fiscal 2014. The increase is primarily related to $2.4 million in ERP implementation and the strategic sourcing project.
During the third quarter of Fiscal 2015 we recorded an asset impairment of $462,000 on our corporate plane. During the second quarter of Fiscal 2014 we realized a gain of $629,000 on the sale of a leased warehouse facility.
Non-operating income of $752,000 in the first nine months of Fiscal 2014 was primarily due to proceeds from our COLI policies. We had no COLI proceeds in the same period in Fiscal 2015.
The overall effective income tax rate for the first nine months of Fiscal 2015 was 30.7% compared to the effective income tax rate of 30.7% for the first nine months of Fiscal 2014. Although the components making up the rate in Fiscal 2015 are slightly different from the components comprising the rate in Fiscal 2014, the differences between the two years are not significant. The legislation for various applicable tax credits expired on December 31, 2014; therefore the projected benefits for these credits are limited to four months of our fiscal year. If the applicable credits are extended, this could potentially reduce our annual tax rate by approximately 0.50% to 0.75%.
Net income and diluted income per share were $29.5 million and $1.09 per share, respectively, for the first nine months of Fiscal 2015. In the first nine months of Fiscal 2014, net income was $32.1 million and diluted net income was $1.16 per share. The impact of stock repurchases in the last twelve months on diluted net income per share was an increase of $0.01 for the first nine months of Fiscal 2015. See Part II, Item 2.

Analysis of Financial Condition, Liquidity and Resources
Cash and cash equivalents decreased $8.6 million during the first nine months of Fiscal 2015 and totaled $49.2 million as of May 30, 2015. Significant liquidity events that occurred during the first nine months of Fiscal 2015 were:

•	Generation of net income of $29.5 million

•	Purchases of property and equipment of $14.2 million

•	Increase in inventory of $10.8 million

•	Dividend payments of $7.3 million

•	Stock repurchases of $6.2 million

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
Working capital at May 30, 2015 and August 30, 2014 was $177.4 million and $172.0 million, respectively, an increase of $5.4 million. We currently expect cash on hand, cash collected on receivables, funds generated from operations and the availability under a credit facility to be sufficient to cover both short-term and long-term operating requirements for Fiscal 2015. We anticipate capital expenditures in the fourth quarter of Fiscal 2015 to be approximately $3-5 million, primarily for manufacturing equipment and facilities and IT upgrades.
We made share repurchases of $6.2 million in the first nine months of Fiscal 2015. If we believe the common stock is trading at attractive levels and reflects a prudent use of our capital, subject to compliance with our agreement with GECC, we may purchase additional shares in the remainder of Fiscal 2015. At May 30, 2015 we have $7.4 million remaining on our board repurchase authorization. See Part II, Item 2 of this Form 10-Q.
Operating Activities
Cash provided by operating activities was $18.6 million for the nine months ended May 30, 2015 compared to $10.2 million for the nine months ended May 31, 2014. In Fiscal 2015 the combination of net income of $29.5 million and changes in non-cash charges (e.g., depreciation, LIFO, stock-based compensation, deferred income taxes) provided $37.5 million of operating cash. Changes in assets and liabilities (primarily an increase in inventories and a decrease in accrued expenses) used $19.0 million of operating cash. In the first nine months of Fiscal 2014, the combination of net income of $32.1 million and changes in non-cash charges (e.g., depreciation, LIFO, stock-based compensation, deferred income taxes) provided $35.3 million of operating cash. Changes in assets and liabilities (primarily increases in inventories) used $25.1 million of operating cash.

Investing Activities
Cash used in investing activities of $13.7 million for the nine months ended May 30, 2015 was due primarily to capital expenditures of $14.2 million. In the nine months ended May 31, 2014, cash used in investing activities of $1.6 million was due primarily to capital expenditures of $7.0 million partially offset by proceeds from the sale of investments of $2.4 million and proceeds from the sale of property of $2.4 million.
Financing Activities
Cash used in financing activities of $13.5 million for the nine months ended May 30, 2015 was primarily due to $7.3 million for the payment of dividends and $6.2 million in repurchases of our stock. We borrowed and repaid $22.0 million on our line of credit in the nine months ended May 30, 2015. Cash used in financing activities of $22.3 million for the nine months ended May 31, 2014 was primarily due to repurchases of our stock of $24.3 million partially offset by proceeds from the exercise of stock options of $2.1 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 19, 2007, the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $60 million. There is no time restriction on this authorization. During the third quarter of Fiscal 2015, 1,195 shares were repurchased under the authorization, at an aggregate cost of $25,000. All of these shares were repurchased from employees who vested in Winnebago Industries shares during the third quarter of Fiscal 2015 and elected to pay their payroll tax via shares as opposed to cash. As of May 30, 2015, there was approximately $7.4 million remaining under this authorization.
Purchases of our common stock during each fiscal month of the third quarter of Fiscal 2015 were:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
03/01/15 - 04/04/15	—	$—	—	$7,442,000
04/05/15 - 05/02/15	787	$21.00	787	$7,425,000
05/03/15 - 05/30/15	408	$21.21	408	$7,417,000
Total	1,195	$21.07	1,195	$7,417,000

Our Credit Agreement contains covenants that limit our ability, among other things, to pay certain cash dividends. See Note 7 to the financial statements.

Item 6. Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated June 26, 2015.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated June 26, 2015.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated June 26, 2015.

32.2	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated June 26, 2015.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*Attached as Exhibit 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended May 30, 2015 formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations and Comprehensive Income, (iii) the Unaudited Consolidated Statement of Cash Flows, and (iv) related notes to these financial statements. Such exhibits are deemed furnished and not filed pursuant to Rule 406T of Regulation S-T.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.

Date:	June 26, 2015	By	/s/ Randy J. Potts
Randy J. Potts
Chief Executive Officer, President, Chairman of the Board
(Principal Executive Officer)

Date:	June 26, 2015	By	/s/ Sarah N. Nielsen
Sarah N. Nielsen
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)