Form 10-K
period 2015-08-29
WINNEBAGO INDUSTRIES INC
filed 2015-10-27
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended August 29, 2015; or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________________ to _______________________
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
Large Accelerated Filer ☐      Accelerated Filer ☒       Non-accelerated filer ☐        Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Aggregate market value of the common stock held by non-affiliates of the registrant: $621,119,096 (26,760,840 shares at the closing price on the New York Stock Exchange of $23.21 on February 27, 2015).
Common stock outstanding on October 13, 2015: 26,982,249 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement relating to the registrant's December 2015 Annual Meeting of Shareholders, scheduled to be held December 15, 2015, are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K where indicated.

Winnebago Industries, Inc.
2015 Form 10-K Annual Report

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

EPS	Earnings Per Share
ERP	Enterprise Resource Planning
FASB	Financial Accounting Standards Board
FIFO	First In, First Out
GAAP	Generally Accepted Accounting Principles
GECC	General Electric Capital Corporation
IRS	Internal Revenue Service
IT	Information Technology
LIBOR	London Interbank Offered Rate
LIFO	Last In, First Out
MVA	Motor Vehicle Act
NMF	Non-Meaningful Figure
NOL	Net Operating Loss
NYSE	New York Stock Exchange
OCI	Other Comprehensive Income
OEM	Original Equipment Manufacturing
OSHA	Occupational Safety and Health Administration
ROE	Return on Equity
ROIC	Return on Invested Capital
RV	Recreation Vehicle
RVIA	Recreation Vehicle Industry Association
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SIR	Self-Insured Retention
Stat Surveys	Statistical Surveys, Inc.
SunnyBrook	SunnyBrook RV, Inc.
Towables	Winnebago of Indiana, LLC, a wholly-owned subsidiary of Winnebago Industries, Inc.
US	United States of America
XBRL	eXtensible Business Reporting Language
YTD	Year to Date

iii

WINNEBAGO INDUSTRIES, INC.
FORM 10‑K
Report for the Fiscal Year Ended August 29, 2015
Forward-Looking Information
Certain of the matters discussed in this Annual Report on Form 10-K are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. A number of factors could cause actual results to differ materially from these statements, including, but not limited to, increases in interest rates, availability of credit, low consumer confidence, availability of labor, significant increase in repurchase obligations, inadequate liquidity or capital resources, availability and price of fuel, a slowdown in the economy, increased material and component costs, availability of chassis and other key component parts, sales order cancellations, slower than anticipated sales of new or existing products, new product introductions by competitors, the effect of global tensions, integration of operations relating to mergers and acquisitions activities, business interruptions, any unexpected expenses related to ERP and strategic sourcing projects, and other factors which may be disclosed throughout this Annual Report on Form 10-K. Although we believe that the expectations reflected in the "forward-looking statements" are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these "forward-looking statements," which speak only as of the date of this report. We undertake no obligation to publicly update or revise any "forward-looking statements," whether as a result of new information, future events or otherwise, except as required by law or the rules of the NYSE. We advise you, however, to consult any further disclosures made on related subjects in future quarterly reports on Form 10-Q and current reports on Form 8-K that are filed or furnished with the SEC.

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
We own facilities in Middlebury, Indiana, where we manufacture travel trailers and fifth wheel RVs.
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

Principal Products
We have one reportable segment, the RV market. We design, develop, manufacture and market motorized and towable recreation products along with supporting products and services. Net revenues by major product classes were as follows:

	Year Ended (1)
(In thousands)	August 29, 2015		August 30, 2014		August 31, 2013		August 25, 2012		August 27, 2011
Motorhomes (2)	$872,915	89.4%	$853,488	90.3%	$718,580	89.5%	$496,193	85.3%	$456,337	91.9%
Towables (3)	71,684	7.3%	58,123	6.1%	54,683	6.8%	56,784	9.8%	16,712	3.4%
Other manufactured products	31,906	3.3%	33,552	3.6%	29,902	3.7%	28,702	4.9%	23,369	4.7%
Total net revenues	$976,505	100.0%	$945,163	100.0%	$803,165	100.0%	$581,679	100.0%	$496,418	100.0%

(1)	The fiscal year ended August 31, 2013 contained 53 weeks; all other fiscal years contained 52 weeks.

(2)	Includes motorhome units, parts and services

(3)	Includes towable units and parts.

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
Gas: Adventurer, Brave, Sightseer, Suncruiser, Sunova, Sunstar, Sunstar LX, Tribute, Vista, Vista LX
Diesel: Ellipse, Ellipse Ultra, Forza, Grand Tour, Journey, Meridian, Reyo, Solei, Tour, Via
Class B (gas and diesel)	Panel-type vans to which sleeping, kitchen, and/or toilet facilities are added. These models may also have a top extension to provide more headroom.	Winnebago Touring Coach (Era, Travato)
Class C (gas and diesel)	Motorhomes built on van-type chassis onto which the motorhome manufacturer constructs a living area with access to the driver's compartment.	Aspect, Cambria, Minnie Winnie, Navion, Spirit, Trend, View, Viva!
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
Our Class A, B and C motorhomes are sold by dealers in the retail market with manufacturer's suggested retail prices ranging from approximately $70,000 to $430,000, depending on size and model, plus optional equipment and delivery charges. Our motorhomes range in length from 21 to 43 feet.
Unit sales of our motorhomes for the last five fiscal years were as follows:

	Year Ended (1)(2)
Units	August 29, 2015		August 30, 2014		August 31, 2013		August 25, 2012		August 27, 2011
Class A	3,442	37.8%	4,466	51.0%	3,761	55.1%	2,579	55.6%	2,436	55.4%
Class B	991	10.9%	751	8.6%	372	5.5%	319	6.9%	103	2.3%
Class C	4,664	51.3%	3,538	40.4%	2,688	39.4%	1,744	37.6%	1,856	42.2%
Total motorhomes	9,097	100.0%	8,755	100.0%	6,821	100.0%	4,642	100.0%	4,395	100.0%

(1)	The fiscal year ended August 31, 2013 contained 53 weeks; all other fiscal years contained 52 weeks.

(2)	Percentages may not add due to rounding differences.
Motorhome parts and service activities represent revenues generated by service work we perform for retail customers at our Forest City, Iowa facility as well as revenues from sales of RV parts. As of August 29, 2015, our parts inventory was approximately $3.0 million and is located in a 450,000-square foot warehouse with what we believe to be among the most sophisticated distribution and tracking systems in the industry. Our competitive strategy is to provide proprietary manufactured parts through our dealer network, which we believe increases customer satisfaction and the value of our motorhomes.

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

Type	Description	Winnebago product offerings
Travel trailer	Conventional travel trailers are towed by means of a hitch attached to the frame of the vehicle.	Minnie, Micro Minnie, Ultralite, Spyder
Fifth wheel	Fifth wheel trailers are constructed with a raised forward section that is connected to the vehicle with a special fifth wheel hitch.	Voyage, Latitude, Destination, Scorpion
Unit sales of our towables for the last five fiscal years were as follows:

	Year Ended (1)(2)
Units	August 29, 2015		August 30, 2014		August 31, 2013		August 25, 2012		August 27, 2011
Travel trailer	2,182	81.7%	2,052	81.8%	2,038	80.4%	1,372	58.7%	575	74.8%
Fifth wheel	488	18.3%	457	18.2%	497	19.6%	966	41.3%	194	25.2%
Total towables	2,670	100.0%	2,509	100.0%	2,535	100.0%	2,338	100.0%	769	100.0%

(1)	The fiscal year ended August 31, 2013 contained 53 weeks; all other fiscal years contained 52 weeks.

(2)	Percentages may not add due to rounding differences.
Other Manufactured Products. As a result of our motorhome manufacturing capabilities, equipment and facilities, we use our incremental capacity to manufacture product for outside customers. Notably, we manufacture aluminum extrusions which are sold to approximately 75 customers. To a limited extent, we manufacture other component parts sold to outside manufacturers. We also manufacture commercial vehicles which are motorhome shells, primarily custom designed for the buyer's special needs and requirements, such as law enforcement command centers, mobile medical clinics and mobile office space. These commercial vehicles are sold through our dealer network. In addition, we also provide commercial vehicles as bare shells to third-party upfitters for conversion at their facilities. We are a manufacturer of commercial transit buses that are sold to both public and private transportation agencies for use in community based transit programs, para transit applications, hospitality shuttles, car rental shuttles, airport shuttles, and other various applications. Our transit buses are marketed under the trade name Metro, Metro Link, and Metro Connect and distributed to a nationwide dealer network through our exclusive distribution partner, Metro Worldwide. In Fiscal 2016 we plan to exit our bus and aluminum extrusion operations and focus our efforts on our higher margin motorhome business, which we believe will both add production capacity and improve profitability.

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
Our motorhomes are produced in the state of Iowa at four different campuses. Our Forest City facilities are vertically integrated and provide mechanized assembly line manufacturing for Class A and C motorhomes. We assemble Class B motorhomes in our Lake Mills facilities. Hardwood cabinet, countertop and compartment door products are manufactured at our Charles City campus. Wire harness fabrication is in the process of being transferred to our recently acquired facility in Waverly. Our motorhome bodies are made from various materials and structural components which are typically laminated into rigid, lightweight panels. Body designs are developed with computer aided design and manufacturing and subjected to a variety of tests and evaluations to meet our standards and requirements. We manufacture a number of components utilized in our motorhomes, with the principal exceptions being chassis, engines, generators and appliances.
Most of our raw materials such as steel, aluminum, fiberglass and wood products are obtainable from numerous sources. Certain parts, especially motorhome chassis, are available from a small group of suppliers. We are currently purchasing Class A and C chassis from Ford Motor Company, Mercedes-Benz USA (a Daimler company) and Mercedes-Benz Canada (a Daimler company) and Class A chassis from Freightliner Custom Chassis Corporation (a Daimler company). Class B chassis are purchased from Mercedes-Benz USA, Mercedes-Benz Canada, FCA US, LLC and FCA Canada, Inc.. Class C chassis are also purchased from FCA US, LLC and FCA Canada, Inc. In Fiscal 2015, only two vendors, Ford Motor Company and Mercedes-Benz (USA and Canada) individually accounted for more than 10% of our raw material purchases and approximating 33% in the aggregate.

Our towables are produced at an assembly plant located in Middlebury, Indiana. The majority of components are comprised of frames, appliances and furniture and are purchased from suppliers.

Backlog
The approximate revenue of our motorhome backlog was $156.4 million and $172.6 million as of August 29, 2015 and August 30, 2014, respectively. The approximate revenue of our towable backlog was $6.2 million and $3.8 million as of August 29, 2015 and August 30, 2014, respectively. A more detailed description of our motorhome and towable order backlog is included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Distribution and Financing
We market our RVs on a wholesale basis to a diversified independent dealer network located throughout the US and, to a limited extent, in Canada. Foreign sales, including Canada, were 8% or less of net revenues during each of the past three fiscal years. See Note 14 to our Financial Statements of this Annual Report on Form 10-K.
As of August 29, 2015, our RV dealer network in the US and Canada included 292 motorized and 136 towable physical dealer locations, 123 of these locations carried both Winnebago motorized and towable product. With respect to product line points of distribution (number of product lines offered at each dealer location) as of August 29, 2015 there were 2,626 motorized points of distribution and 774 towable product line points of distribution.
One of our dealer organizations accounted for 17.9% of our net revenue for Fiscal 2015, as this dealer sold our products in 75 of their dealership locations across 28 US states. A second dealer organization accounted for 15.0% of our net revenue for Fiscal 2015, as this dealer sold our products in 11 dealership locations across 4 US states.
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

Seasonality

The primary use of RVs for leisure travel and outdoor recreation has historically led to a peak retail selling season concentrated in the spring and summer months and lower sales during winter months. Our sales of RVs are generally influenced by this pattern in retail sales, but sales can also be affected by the level of dealer inventory. As a result, RV sales are historically lowest during our second fiscal quarter, which ends in February.

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
We have several registered trademarks associated with our motorhomes and towable products which include: Winnebago, Adventurer, Aspect, Brave, Cambria, Chalet, Destination, Ellipse, Era, Forza, Fuse, Itasca, Journey, Latitude, Meridian, Micro Minnie, Minnie, Minnie Winnie, Navion, Outlook, Reyo, Scorpion, Sightseer, Solei, Spirit, Spyder, Suncruiser, Sunova, Sunstar, Tour, Travato, Trend, Tribute, Via, View, Vista, Viva!, Voyage, and Winnebago Touring Coach. We believe that our trademarks and trade names are significant to our business and we have in the past and will in the future vigorously protect them against infringement by third parties. We are not dependent upon any patents or technology licenses of others for the conduct of our business.

Research and Development
Research and development expenditures are expensed as incurred. During Fiscal 2015, 2014 and 2013, we spent approximately $3.9 million, $4.3 million and $3.4 million, respectively on research and development activities.

Human Resources
At the end of Fiscal 2015, 2014 and 2013, we employed approximately 2,900, 2,850 and 2,680 persons, respectively. None of our employees are covered under a collective bargaining agreement. We believe our relations with our employees are good.

Executive Officers of the Registrant

Name	Office (Year First Elected an Officer)	Age
Robert J. Olson	Interim Chief Executive Officer (August 6 - September 24, 2015)	64
Lawrence A. Erickson	Chairman of the Board, Interim Chief Executive Officer (2015)	66
S. Scott Degnan	Vice President, Sales and Product Management (2012)	50
Steven R. Dummett	Vice President, Product Development (2015)	60
Scott C. Folkers	Vice President, General Counsel & Secretary (2012)	53
Daryl W. Krieger	Vice President, Manufacturing (2010)	52
Sarah N. Nielsen	Vice President, Chief Financial Officer (2005)	42
Bret A. Woodson	Vice President, Administration (2015)	45
Donald L. Heidemann	Treasurer and Director of Finance (2007)	43

Officers are elected annually by the Board of Directors. There are no family relationships between or among any of the Corporate Officers or Directors of the Company.
Mr. Olson was appointed Interim CEO in August 2015 and separated from service on September 24, 2015. Most recently, he served on our Board of Directors until December of 2014. He had been employed by Winnebago for over 40 years, retiring in 2012. During his employment, he served in various management positions within Winnebago including general manager of fabrication, vice president of manufacturing and senior vice president of operations. He served as CEO and President of the Company from 2007 to 2011, and Chairman of the Board from 2008 to 2012.
Mr. Erickson, was elected Chairman of the Board in August 2015 and was appointed Interim CEO on September 25, 2015. Mr Erickson, a retired business executive, is a former Senior Vice President and CFO of Rockwell Collins. He has served as a Lead Director of our Board since 2011.
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
Mr. Dummett has over 30 years of experience with Winnebago Industries. He was elected to the position of Vice President, Product Development in January, 2015. Prior to that time, he served as Design Engineering Manager from 2010 to 2015, and as Project Engineering Coordinator and Product Designer.
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
Ms. Nielsen has ten years of experience with Winnebago Industries. She has been Vice President and Chief Financial Officer since November 2005. Ms. Nielsen joined the Company in August 2005 as Director of Special Projects and Training. Prior to joining Winnebago Industries, she was employed as a senior audit manager at Deloitte & Touche LLP, where she worked from 1995 to 2005. Ms. Nielsen is a Certified Public Accountant.
Mr. Woodson joined Winnebago Industries in January 2015 as Vice President, Administration. Prior to joining Winnebago Industries, Mr. Woodson had been employed by Corbion from 2007 to 2014 and Sara Lee from 1999 to 2007 and has over 22 years of business and human resources experience.
Mr. Heidemann has eight years of experience with Winnebago Industries. He was elected to the position of Treasurer in August 2007 and added Director of Finance responsibilities in August 2011.  Prior to joining Winnebago Industries, Mr. Heidemann served in various treasury positions for Select Comfort Corporation from 2003 to July 2007 and served in various treasury positions for Rent-A-Center Incorporated from 1998 to 2003.
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

Dependence on Credit Availability and Interest Rates to Dealers and Retail Purchasers
Our business is affected by the availability and terms of the financing to dealers. Generally, RV dealers finance their purchases of inventory with financing provided by lending institutions. Three financial flooring institutions held 67% of our total financed dealer inventory dollars that were outstanding at August 29, 2015. In the event that any of these lending institutions limit or discontinue dealer financing, we could experience a material adverse effect on our results of operations. In April 2015, General Electric (“GE”), announced its intention to sell the majority of GE Capital, including GE Commercial Distribution Finance, a major provider of floorplan financing for RV dealers. The ultimate outcome and impact of a sale or divestiture of GE Capital by GE is currently unknown.
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
Potential Loss of a Large Dealer Organization
One of our dealer organizations accounted for 17.9% of our net revenue for Fiscal 2015, as they sold our products in 75 of their dealership locations across 28 US states. A second dealer organization accounted for 15.0% of our net revenue for Fiscal 2015, as they sold products in 11 of their dealership locations across 4 US states. The loss of either or both of these dealer organizations could have a significant adverse effect on our business. In addition, deterioration in the liquidity or creditworthiness of either or both of these dealers could negatively impact our sales and could trigger repurchase obligations under our repurchase agreements.
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
Dependence on Suppliers
Most of our RV components are readily available from numerous sources. However, a few of our components are produced by a small group of suppliers. In the case of motorhome chassis, Ford Motor Company, Freightliner Custom Chassis Corporation, Mercedes-Benz (USA and Canada) and FCA (US and Canada) are our major suppliers. Our relationship with our chassis suppliers is similar to our other supplier relationships in that no special contractual commitments are engaged in by either party. This means that we do not have minimum purchase requirements and our chassis suppliers do not have minimum supply requirements. Our chassis suppliers also supply to our competitors. Historically, chassis suppliers resort to an industry-wide allocation system during periods when supply is restricted. These allocations have been based on the volume of chassis previously purchased. Sales of motorhomes rely on chassis supply and are affected by shortages from time to time. Decisions by our suppliers to decrease production, production delays, or work stoppages by the employees of such suppliers, or price increases could have a material adverse effect on our ability to produce motorhomes and ultimately, on our results of operations, financial condition and cash flows.
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

Protection of our Brand
We believe that one of the strengths of our business is our brand which is widely known around the world. We vigorously defend our brand and our other intellectual property rights against third parties on a global basis. We have, from time to time, had to bring claims against third parties to protect or prevent unauthorized use of our brand. If we are unable to protect and defend our brand or other intellectual property, it could have a material adverse affect on our results or financial condition.
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
Data Security
We have security systems in place with the intent of maintaining the physical security of our facilities and protecting our customers', clients' and suppliers' confidential information and information related to identifiable individuals against unauthorized access through our information systems or by other electronic transmission or through the misdirection, theft or loss of physical media. These include, for example, the appropriate encryption of information. Despite such efforts, we are subject to breach of security systems which may result in unauthorized access to our facilities or the information we are trying to protect. Because the technologies used to obtain unauthorized access are constantly changing and becoming increasingly more sophisticated and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement sufficient preventative measures. If unauthorized parties gain physical access to one of our facilities or electronic access to our information systems or such information is misdirected, lost or stolen during transmission or transport, any theft or misuse of such information could result in, among other things, unfavorable publicity, governmental inquiry and oversight, difficulty in marketing our services, allegations by our customers and clients that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for damages related to the theft or misuse of such information, any of which could have a material adverse effect on our business.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our principal manufacturing, maintenance and service operations are conducted in multi-building complexes owned or leased by us. The following sets forth our material facilities as of August 29, 2015:

Location	Facility Type/Use	# of Buildings	Owned or Leased	Square Footage
Forest City, Iowa	Manufacturing, maintenance, service and office	32	Owned	1,546,000
Forest City, Iowa	Warehouse	3	Owned	459,000
Charles City, Iowa	Manufacturing	2	Owned	161,000
Waverly, Iowa	Manufacturing	1	Owned	33,000
Middlebury, Indiana	Manufacturing and office	4	Owned	277,000
Lake Mills, Iowa	Manufacturing	1	Leased	96,000
		43		2,572,000
The facilities that we own in Forest City and Charles City are located on a total of approximately 310 acres of land. Most of our buildings are of steel or steel and concrete construction and are protected from fire with high‑pressure sprinkler systems, dust collector systems, automatic fire doors and alarm systems. We believe that our facilities and equipment are well maintained, in excellent condition and suitable for the purposes for which they are intended.
In May 2015, we purchased a building and approximately 9 acres of land in Waverly, Iowa. This plant is being utilized for wire harness fabrication.
In April 2015, we purchased facilities consisting of four buildings and approximately 30 acres of land located in Middlebury, Indiana. Prior to purchase we had leased this facility. The buildings are being utilized to assemble towables.
In November 2013, we entered into a five-year lease with the city of Lake Mills, IA for a manufacturing plant with two options to renew for five years each. This plant is being utilized to assemble Class B product.
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
Below are the New York Stock Exchange high, low and closing prices of Winnebago Industries, Inc. common stock for each quarter of Fiscal 2015 and Fiscal 2014:

Fiscal 2015	High	Low	Close	Fiscal 2014	High	Low	Close
First Quarter	$25.79	$20.25	$25.18	First Quarter	$31.80	$21.26	$30.96
Second Quarter	26.44	18.82	23.21	Second Quarter	32.41	23.18	26.66
Third Quarter	24.26	20.00	21.73	Third Quarter	28.85	22.68	24.76
Fourth Quarter	24.73	18.98	20.42	Fourth Quarter	26.69	22.80	24.73

Holders
Shareholders of record as of October 13, 2015: 2,989
Dividends Paid Per Share

Date Paid	Amount
November 26, 2014	$0.09
February 4, 2015	0.09
May 6, 2015	0.09
August 5, 2015	0.09
Total	$0.36
On October 14, 2015, our Board of Directors declared a cash dividend of $0.10 per outstanding share of common stock. The Board currently intends to continue to pay quarterly cash dividends payments in the future; however, declaration of future dividends, if any, will be based on several factors including our financial performance, outlook and liquidity.
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
On December 19, 2007, the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $60 million. There is no time restriction on this authorization. During Fiscal 2015, approximately 300,000 shares were repurchased under the authorization, at an aggregate cost of approximately $6.5 million, or $21.75 per share. Approximately 90,000 of these shares were repurchased from employees who vested in Winnebago Industries shares during the fiscal year and elected to pay their payroll tax via delivery of common stock as opposed to cash. As of August 29, 2015, there was approximately $7.1 million remaining under this authorization.

This table provides information with respect to purchases by us of shares of our common stock during each fiscal month of the fourth quarter of Fiscal 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
05/31/15 - 07/04/15	—	$—	—	$7,417,000
07/05/15 - 08/01/15	—	$—	—	$7,417,000
08/02/15 - 08/29/15	16,815	$21.05	16,815	$7,063,000
Total	16,815	$21.05	16,815	$7,063,000
Equity Compensation Plan Information
The following table provides information as of August 29, 2015 with respect to shares of our common stock that may be issued under our existing equity compensation plans:

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in (a))
Equity compensation plans approved by shareholders - 2004 Plan (1)	167,394		$28.30	—
Equity compensation plans approved by shareholders - 2004 Plan (2)	95,020		$20.04	—
Equity compensation plans approved by shareholders - 2014 Plan	68,400	(3)	$21.93	3,185,937	(4)
Equity compensation plans not approved by shareholders (5)	96,611	(6)	$13.81	—	(7)
Total	427,425		$22.17	3,185,937

(1)
This number represents stock options granted under the 2004 Incentive Compensation Plan, as amended ("2004 Plan") which will continue to be exercisable in accordance with their original terms and conditions. No new grants may be made under the 2004 Plan.

(2)	This number represents unvested share awards granted under the 2004 Plan. No new grants may be made under the 2004 Plan.
(3) This number represents unvested stock awards granted under the 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan, as amended ("2014 Plan"). The 2014 Plan replaced the 2004 Plan effective January 1, 2014.

(4)	This number represents stock options available for grant under the 2014 Plan as of August 29, 2015.

(5)
Our sole equity compensation plan not previously submitted to our shareholders for approval is the Directors' Deferred Compensation Plan, as amended ("Directors' Plan"). The Board of Directors may terminate the Directors' Plan at any time. If not terminated earlier, the Directors' Plan will automatically terminate on June 30, 2023. For a description of the key provisions of the Directors' Plan, see the information in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 15, 2015 under the caption "Director Compensation," which information is incorporated by reference herein.

(6)	Represents shares of common stock issued to a trust which underlie stock units, payable on a one-for-one basis, credited to stock unit accounts as of August 29, 2015 under the Directors' Plan.

(7)
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

Performance Graph
The following graph compares our five-year cumulative total shareholder return (including reinvestment of dividends) with the cumulative total return on the Standard & Poor's 500 Index and a peer group. The peer group companies consisting of Thor Industries, Inc., Polaris Industries, Inc. and Brunswick Corporation were selected by us as they also manufacture recreation products. It is assumed in the graph that $100 was invested in our common stock, in the Standard & Poor's 500 Index and in the stocks of the peer group companies on August 28, 2010 and that all dividends received within a quarter were reinvested in that quarter. In accordance with the guidelines of the SEC, the shareholder return for each entity in the peer group index has been weighted on the basis of market capitalization as of each annual measurement date set forth in the graph.

	Base Period
Company/Index	8/28/10	8/27/11	8/25/12	8/31/13	8/30/14	8/29/15
Winnebago Industries, Inc.	100.00	78.90	125.41	253.68	281.70	236.56
S&P 500 Index	100.00	112.74	138.07	163.44	204.71	207.40
Peer Group	100.00	137.27	208.57	321.74	404.75	403.90

Item 6. Selected Financial Data

	Fiscal Years Ended
(In thousands, except EPS)	8/29/15	8/30/14	8/31/13	8/25/12 (1)	8/27/11
Income statement data:
Net revenues	$976,505	$945,163	$803,165	$581,679	$496,418
Net income	41,210	45,053	31,953	44,972	11,843

Per share data:
Net income - basic	1.53	1.64	1.14	1.54	0.41
Net income - diluted	1.52	1.64	1.13	1.54	0.41
Dividends declared and paid per common share	0.36	—	—	—	—

Balance sheet data:
Total assets	362,174	358,302	309,145	286,072	239,927
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

	Rolling 12 Months Through July		Calendar Year
US and Canada	2015	2014	2014	2013	2012
Motorized A, B, C	20.8%	20.7%	20.7%	18.6%	19.8%

Travel trailer and fifth wheels	0.9%	0.9%	0.8%	1.0%	0.9%

Presented in fiscal quarters, certain key metrics are shown below:

	Class A, B & C Motorhomes				Travel Trailers & Fifth Wheels
			As of Quarter End				As of Quarter End
	Wholesale	Retail	Dealer	Order	Wholesale	Retail	Dealer	Order
(In units)	Deliveries	Registrations	Inventory	Backlog	Deliveries	Registrations	Inventory	Backlog
Q1	2,005	1,524	3,135	3,534	484	504	1,591	151
Q2	2,055	1,283	3,907	2,900	575	394	1,772	206
Q3 (1)	2,331	2,783	3,798	2,357	727	724	1,775	303
Q4	2,364	2,183	3,979	1,899	723	777	1,721	163
Fiscal 2014	8,755	7,773			2,509	2,399

Q1	2,031	1,818	4,192	2,122	546	585	1,682	154
Q2	2,104	1,518	4,778	2,275	605	410	1,877	130
Q3	2,596	2,873	4,501	2,279	742	796	1,823	179
Q4	2,366	2,795	4,072	1,754	777	937	1,663	248
Fiscal 2015	9,097	9,004			2,670	2,728

Unit change	342	1,231	93		161	329	(58)
Percentage change	3.9%	15.8%	2.3%		6.4%	13.7%	(3.4)%

(1)
An additional 343 units were delivered but not included in wholesale deliveries as presented in the table above as the units were subject to repurchase option. These units were included as retail registrations, not in dealer inventory, as the units were immediately placed into rental service once delivered. See Note 4 to the financial statements.

Highlights of Fiscal 2015:
Consolidated revenues, gross profit, and operating income were comparable for Fiscal 2015 as compared to Fiscal 2014. Quarterly results for the past two fiscal years are illustrated as follows:

(In thousands)	Revenues		Gross Profit		Gross Margin		Operating Income		Operating Margin
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Q1	$224,403	222,670	$24,386	$25,962	10.9%	11.7%	$14,442	$16,006	6.4%	7.2%
Q2	234,543	228,811	24,258	22,845	10.3%	10.0%	11,948	14,036	5.1%	6.1%
Q3	266,510	247,747	28,183	26,481	10.6%	10.7%	16,118	15,589	6.0%	6.3%
Q4	251,049	245,935	28,053	28,709	11.2%	11.7%	16,911	18,278	6.7%	7.4%
Total	$976,505	$945,163	$104,880	$103,997	10.7%	11.0%	$59,419	$63,909	6.1%	6.8%

Operational and financial performance:

•
Our motorized wholesale deliveries increased by approximately 4% in Fiscal 2015 as compared to Fiscal 2014. In recent years we have sold more units to dealers than our dealer network could sell to the public as dealers restocked their inventories to meet the growing retail demand. Dealer inventory remained relatively flat when comparing Fiscal 2015 to Fiscal 2014 as we believe we have now reached equilibrium where dealers will accept one new wholesale for each unit retailed.

•
Our Towables operations generated operating income of $2.6 million in Fiscal 2015 compared to operating income of $1.3 million in Fiscal 2014. Towable net revenue experienced growth of approximately 23%, this was a significant driver in the doubling of the operating income. Net revenue growth was enhanced in part by the introduction of our Toy Hauler products along with the increase in our dealer network. The growth in operating income was aided by the operating leverage within the business model and a reduction in our raw materials.

•
The continued strong financial performance of our business has allowed us to make substantial investments in Fiscal 2015 related to two strategic initiatives to support our operations and strengthen our foundation for success for the future. These initiatives are discussed in more detail in the Company Outlook section.

Industry Outlook
Key statistics for the motorhome industry are as follows:

	US and Canada Industry Class A, B & C Motorhomes
	Wholesale Shipments(1)					Retail Registrations(2)
	Calendar Year					Calendar Year
(In units)	2014		2013	Increase	Change	2014		2013	Increase	Change
Q1	11,125		8,500	2,625	30.9%	8,076		7,147	929	13.0%
Q2	12,203		10,972	1,231	11.2%	12,511		10,909	1,602	14.7%
Q3	10,704		9,469	1,235	13.0%	10,740		9,125	1,615	17.7%
Q4	9,919		9,391	528	5.6%	7,605		6,281	1,324	21.1%
Total	43,951		38,332	5,619	14.7%	38,932		33,462	5,470	16.3%

(In units)	2015		2014	Increase (Decrease)	Change	2015		2014	Increase (Decrease)	Change
Q1	11,963	1	11,125	838	7.5%	9,128		8,076	1,052	13.0%
Q2	12,751		12,203	548	4.5%	14,011		12,511	1,500	12.0%
July	3,172		3,201	(29)	(.9)%	4,194		4,300	(106)	(2.5)%
August	3,904		3,964	(60)	(1.5)%		(4)	4,149
September	3,764	(3)	3,539	225	6.4%		(4)	4,062
Q3	10,840	(3)	10,704	136	1.3%		(4)	10,740
Q4	10,400	(3)	9,919	481	4.8%		(4)	7,605
Total	45,954	(3)	43,951	2,003	4.6%			38,932

July YTD growth	27,886		26,529	1,357	5.1%	27,333		24,887	2,446	9.8%

(1)	Class A, B and C wholesale shipments as reported by RVIA.

(2)	Class A, B and C retail registrations as reported by Stat Surveys for the US and Canada combined.

(3)
Monthly and quarterly 2015 Class A, B and C wholesale shipments are based upon the forecast prepared by Dr. Richard Curtin of the University of Michigan Consumer Survey Research Center for RVIA and reported in the RV RoadSigns Fall 2015 Industry Forecast Issue. The revised RVIA annual 2015 wholesale shipment forecast is 47,000 and the annual forecast for 2016 is 48,600, an increase of 3.4%.

(4)	Stat Surveys has not issued a projection for 2015 retail demand for this period.

Key statistics for the towable industry are as follows:

	US and Canada Travel Trailer & Fifth Wheel Industry
	Wholesale Shipments(1)					Retail Registrations(2)
	Calendar Year					Calendar Year
(In units)	2014		2013	Increase	Change	2014		2013	Increase	Change
Q1	75,458		66,745	8,713	13.1%	46,140		42,987	3,153	7.3%
Q2	85,648		79,935	5,713	7.1%	100,168		94,717	5,451	5.8%
Q3	65,543		61,251	4,292	7.0%	87,872		79,805	8,067	10.1%
Q4	72,289		60,104	12,185	20.3%	42,838		37,054	5,784	15.6%
Total	298,938		268,035	30,903	11.5%	277,018		254,563	22,455	8.8%

(In units)	2015		2014	Increase (Decrease)	Change	2015		2014	Increase	Change
Q1	81,759		75,458	6,301	8.4%	54,157		46,140	8,017	17.4%
Q2	88,988		85,648	3,340	3.9%	110,725		100,168	10,557	10.5%
July	22,937		23,691	(754)	(3.2)%	35,948		29,707	6,241	21.0%
August	22,584		21,370	1,214	5.7%		(4)	35,827
September	21,417	(3)	20,482	935	4.6%		(4)	34,634
Q3	66,938	(3)	65,543	1,395	2.1%		(4)	87,872
Q4	69,800	(3)	72,289	(2,489)	(3.4)%		(4)	42,838	`
Total	307,485	(3)	298,938	8,547	2.9%			277,018

July YTD growth	193,684		184,797	8,887	4.8%	200,830		176,015	24,815	14.1%

(1)	Towable wholesale shipments as reported by RVIA.

(2)	Towable retail registrations as reported by Stat Surveys for the US and Canada combined.

(3)
Monthly and quarterly 2015 towable wholesale shipments are based upon the forecast prepared by Dr. Richard Curtin of the University of Michigan Consumer Survey Research Center for RVIA and reported in the RV RoadSigns Fall 2015 Industry Forecast Issue. The revised annual 2015 wholesale shipment forecast is 314,200 and the annual forecast for 2016 is 322,300, an increase of 2.6%.

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

Our motorized production facilities are located in largely rural areas of northern Iowa. In addition, the unemployment rate in these areas is currently low. These factors limit our ability to increase motorized production volumes at a more rapid pace even if motorized demand justified increased production. To the extent that we have been able to increase the production rate, we have also incurred incremental operating expenses associated with overtime and workers compensation expense. To overcome these labor shortages we recently began expanding within the state of Iowa. In Fiscal 2014 we leased an additional manufacturing facility in Lake Mills which is now in production. In the third quarter of Fiscal 2015 we purchased a separate facility in Waverly, which will be ready for production later this calendar year. These expansions are intended to facilitate the increased production rate and to reach additional labor markets.

In addition to finding alternative locations, we are re-evaluating the manner in which we deploy labor in our Forest City facility. We are in the process of exiting our bus and aluminum extrusion operation. Both of these operations provided very low margins while consuming production labor. We have decided it is in our best interest to redeploy these labor hours to the higher margin motorized operations. We expect to have both bus and aluminum extrusion operations exited by the end of the second fiscal quarter of 2016.

Fiscal 2016 is a year in which we expect to continue investing and rebuilding for Winnebago’s future. We anticipate flat to modest motorized deliveries growth, which is in line with RVIA’s projection of 3% growth for the industry. We’ve taken steps to improve motorized labor efficiency and expect to see modest improvement in Fiscal 2016. In Towables, we anticipate building on our Fiscal 2015 results, with continued penetration of our new products and further expansion of our distribution base. We believe we can again achieve growth in excess of the overall towables market projections for Fiscal 2016.

Our unit order backlog was as follows:

	As Of
(In units)	August 29, 2015		August 30, 2014		Increase (Decrease)	% Change
Class A gas	400	22.8%	338	17.8%	62	18.3%
Class A diesel	143	8.2%	302	15.9%	(159)	(52.6)%
Total Class A	543	31.0%	640	33.7%	(97)	(15.2)%
Class B	291	16.6%	323	17.0%	(32)	(9.9)%
Class C	920	52.5%	936	49.3%	(16)	(1.7)%
Total motorhome backlog(1)	1,754	100.0%	1,899	100.0%	(145)	(7.6)%

Travel trailer	236	95.2%	134	82.2%	102	76.1%
Fifth wheel	12	4.8%	29	17.8%	(17)	(58.6)%
Total towable backlog(1)	248	100.0%	163	100.0%	85	52.1%

Approximate backlog revenue in thousands
Motorhome	$156,353		$172,575		$(16,222)	(9.4)%
Towable	$6,171		$3,750		$2,421	64.6%

(1)
We include in our backlog all accepted purchase orders from dealers to be shipped within the next six months. Orders in backlog can be canceled or postponed at the option of the dealer at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Our unit dealer inventory was as follows:

	August 29, 2015	August 30, 2014	Increase (Decrease)	% Change
Motorhomes	4,072	3,979	93	2.3%
Towables	1,663	1,721	(58)	(3.4)%

We believe that the level of our dealer inventory at the end of Fiscal 2015 is reasonable given the improved retail demand and current sales order backlog of our product. A key metric used to evaluate dealer inventory levels is the retail turn rate (12 month retail volume/current deliver inventory). At the end of Fiscal 2015 the retail turn rate was over 2.2 turns which we feel reflects the alignment between retail demand and our dealers' inventory.

At the December 2014 Board of Directors meeting, two strategic initiatives were approved and, as a result, commenced in the second quarter of Fiscal 2015. Both of these projects represent significant investments that we believe will contribute to our future success.

•
The first strategic initiative relates to the execution of an ERP system implementation which will replace our in-house developed financial and operational systems. The new ERP platform will provide better support for our changing business needs and plans for future growth. In addition to supply chain optimization opportunities and lower overall operating costs, the new system will provide more recent and relevant data which will allow us to more quickly react to production and other business changes and in some cases, allow us to be proactive in our response to market trends and opportunities. Our current cost estimate for this project is $12 - $16 million to be completed over a three-year time frame which includes software, external implementation as assistance and increased internal staffing directly related to this initiative. We anticipate that approximately 40% of the cost will be immediately expensed over the life of the project and 60% will be capitalized. As components of the ERP are placed in service, we will amortize over a 10-year life. The following table illustrates the project costs in Fiscal 2015:

	Fiscal 2015
(In thousands)	Q2	Q3	Q4	YTD
Capitalized	$537	$884	$1,870	$3,291
Expensed	652	611	1,265	2,528	(1)
Total	$1,189	$1,495	$3,135	$5,819
(1) Of the $2.5 million expensed in Fiscal 2015, $2.2 million was incremental and related to external implementation assistance.

We estimate that an additional $6 - $10 million in project costs will be incurred in Fiscal 2016 and Fiscal 2017, most of which will be incurred in the next 12 months.

•
The second initiative is a strategic sourcing project with the objective of obtaining long-term material cost savings through standardizing our purchasing processes, optimizing our supplier relationships and improving our current sourcing methodologies. We engaged external support with deep domain expertise to help us launch the project and incurred $1.6 million in general and administrative expenses for this assistance in Fiscal 2015, of which $370,000 was incurred in the fourth quarter. We expect to incur approximately $200,000 of incremental general and administrative expense in Fiscal 2016 related to this project, which is less than what was originally planned, as project management will be fully transitioned to internal resources in the first quarter. When all commodities have been through the strategic sourcing process (expected by June 2016), we anticipate this project will provide gross margin expansion of 30 to 50 basis points.

Impact of Inflation
Materials cost is the primary component in the cost of our products. Historically, the impact of inflation on our operations has not been significantly detrimental, as we have historically been able to adjust our prices to reflect the inflationary impact on the cost of manufacturing our products. While we have historically been able to pass on these increased costs, in the event we are unable to continue to do so due to market conditions, future increases in manufacturing costs could have a material adverse effect on our results of operations.

Results of Operations
Fiscal 2015 Compared to Fiscal 2014
The following is an analysis of changes in key items included in the statements of operations for the fiscal year ended August 29, 2015 compared to the fiscal year ended August 30, 2014:

	Year Ended
(In thousands, except percent and per share data)	August 29, 2015	% of Revenues(1)	August 30, 2014	% of Revenues(1)	Increase (Decrease)	% Change
Net revenues	$976,505	100.0%	$945,163	100.0%	$31,342	3.3%
Cost of goods sold	871,625	89.3%	841,166	89.0%	30,459	3.6%
Gross profit	104,880	10.7%	103,997	11.0%	883	0.8%

Selling	19,161	2.0%	18,293	1.9%	868	4.7%
General and administrative	25,838	2.6%	22,424	2.4%	3,414	15.2%
Impairment (gain on sale) on fixed assets	462	—%	(629)	(0.1)%	1,091	NMF
Operating expenses	45,461	4.7%	40,088	4.2%	5,373	13.4%

Operating income	59,419	6.1%	63,909	6.8%	(4,490)	(7.0)%
Non-operating income	115	—%	768	0.1%	(653)	(85.0)%
Income before income taxes	59,534	6.1%	64,677	6.8%	(5,143)	(8.0)%
Provision for taxes	18,324	1.9%	19,624	2.1%	(1,300)	(6.6)%
Net income	$41,210	4.2%	$45,053	4.8%	$(3,843)	(8.5)%
Diluted income per share	$1.52		$1.64		$(0.12)	(7.3)%
Diluted average shares outstanding	27,051		27,545
(1) Percentages may not add due to rounding differences.

Motorhome unit deliveries and ASP, net of discounts, consisted of the following:

	Year Ended
	August 29, 2015	Product Mix % (1)	August 30, 2015 (2)	Product Mix % (1)	Increase (Decrease)	% Change
Unit deliveries:
Class A gas	2,337	25.7%	3,056	34.9%	(719)	(23.5)%
Class A diesel	1,105	12.1%	1,410	16.1%	(305)	(21.6)%
Total Class A	3,442	37.8%	4,466	51.0%	(1,024)	(22.9)%
Class B	991	10.9%	751	8.6%	240	32.0%
Class C	4,664	51.3%	3,538	40.4%	1,126	31.8%
Total motorhome unit deliveries	9,097	100.0%	8,755	100.0%	342	3.9%

ASP:
Class A gas	$96,949		$94,630		$2,319	2.5%
Class A diesel	196,073		180,218		15,855	8.8%
Total Class A	128,771		121,652		7,119	5.9%
Class B	75,575		71,417		4,158	5.8%
Class C	73,895		69,920		3,975	5.7%
Total motorhome ASP	$94,841		$96,437		$(1,596)	(1.7)%
(1) Percentages and dollars may not add due to rounding differences.
(2) An additional 343 motorhomes were delivered in Fiscal 2014 but not included in wholesale deliveries as presented in the table above as the units were subject to repurchase option. See Note 4.

Towables unit deliveries and ASP, net of discounts, consisted of the following:

	Year Ended
	August 29, 2015	Product Mix % (1)	August 30, 2014	Product Mix % (1)	Increase (Decrease)	% Change
Unit deliveries:
Travel trailer	2,182	81.7%	2,052	81.8%	130	6.3%
Fifth wheel	488	18.3%	457	18.2%	31	6.8%
Total towable unit deliveries	2,670	100.0%	2,509	100.0%	161	6.4%

ASP:
Travel trailer	$21,781		$19,570		$2,211	11.3%
Fifth wheel	50,399		40,115		10,284	25.6%
Total towable ASP	$27,012		$23,312		$3,700	15.9%
(1) Percentages and dollars may not add due to rounding differences.

Net revenues consisted of the following:

	Year Ended
(In thousands)	August 29, 2015		August 30, 2014		Increase (Decrease)	% Change
Motorhomes (1)	$872,915	89.4%	$853,488	90.3%	$19,427	2.3%
Towables (2)	71,684	7.3%	58,123	6.1%	13,561	23.3%
Other manufactured products	31,906	3.3%	33,552	3.6%	(1,646)	(4.9)%
Total net revenues	$976,505	100.0%	$945,163	100.0%	$31,342	3.3%

(1)	Includes motorhome units, parts, and services

(2)	Includes towable units and parts

The increase in motorhome net revenues of $19.4 million or 2.3% was primarily attributed to a 3.9% increase in unit deliveries in Fiscal 2015.

•
The increase in the incremental revenues was due to the change in our sales agreement with Apollo, a US RV rental company. During Fiscal 2015 we delivered 535 rental units to Apollo. During Fiscal 2014 we delivered 520 rental units to Apollo, of which only 177 were reported as motorhome sales; the remaining 343 were recorded as operating leases due to a repurchase obligation in Fiscal 2014.

•
Total motorhome ASP decreased 1.7% in Fiscal 2015 due to a mix shift from higher priced Class A products to lower priced Class B and C unit sales in Fiscal 2015 although ASPs increased in every product category during the year.

Towables revenues were $71.7 million in Fiscal 2015 compared to revenues of $58.1 million in Fiscal 2014. ASP increased 15.9% and towable unit deliveries increased by 6.4%.

Cost of goods sold was $871.6 million, or 89.3% of net revenues for Fiscal 2015 compared to $841.2 million, or 89.0% of net revenues for Fiscal 2014 due to the following:

•
Total variable costs (materials, direct labor, variable overhead, delivery expense and warranty), as a percent of net revenues, increased to 84.0% from 83.7% primarily due to increased warranty expense and related warranty recall reserve and higher workers compensation expense.

•	Fixed overhead (manufacturing support labor, depreciation and facility costs) and research and development-related costs decreased to 5.2% of net revenues compared to 5.3%.

•	All factors considered, gross profit decreased from 11.0% to 10.7% of net revenues.
Selling expenses increased to 2.0% from 1.9% of net revenues in Fiscal 2015 and Fiscal 2014, respectively. The increase was due primarily to increased advertising and compensation expenses in Fiscal 2015.
General and administrative expenses were 2.6% and 2.4% of net revenues in Fiscal 2015 and Fiscal 2014, respectively. General and administrative expenses increased $3.4 million, or 15.2%, in Fiscal 2015. This increase was due primarily to expenses of $3.9 million in ERP and strategic sourcing projects, $1.6 million in increased legal and product liability expenses, $1.0 million in costs associated with the former CEO retirement agreement and was partially offset by $3.3 million in reduced management compensation expenses.
During Fiscal 2015, we recorded an asset impairment on our corporate plane of $462,000. In Fiscal 2014, we sold a warehouse facility in Forest City, Iowa, resulting in a gain of $629,000. See Note 5.
Non-operating income decreased $653,000 or 85.0%, in Fiscal 2015, primarily due to lower proceeds from COLI policies than we received in Fiscal 2014. See Note 12.

The overall effective income tax rate for Fiscal 2015 was 30.8% compared to 30.3% in Fiscal 2014. With a lower level of pre-tax book income being recorded in Fiscal 2015 compared to Fiscal 2014 the effective tax rate from operations was lower. However, this was offset by the lower level of tax planning initiatives recorded in Fiscal 2015 compared to Fiscal 2014 causing a slight increase in the effective tax rate year over year. Legislation for various applicable tax credits expired on December 31, 2014; therefore, similar to our Fiscal 2014, our projected benefits for these tax credits are limited to four months of our fiscal year. If the applicable credits are extended, this could potentially reduce our annual tax rate by approximately 0.60% to 0.90%. See Note 11.

Net income and diluted income per share were $41.2 million and $1.52 per share, respectively, for Fiscal 2015. In Fiscal 2014, the net income was $45.1 million and diluted income was $1.64 per share.

Fiscal 2014 Compared to Fiscal 2013

The following is an analysis of changes in key items included in the statements of operations for the fiscal year ended August 30, 2014 compared to the fiscal year ended August 31, 2013:

	Year Ended
(In thousands, except percent and per share data)	August 30, 2014	% of Revenues(1)	August 31, 2013	% of Revenues(1)	Increase (Decrease)	% Change
Net revenues	$945,163	100.0%	$803,165	100.0%	$141,998	17.7%
Cost of goods sold	841,166	89.0%	718,534	89.5%	122,632	17.1%
Gross profit	103,997	11.0%	84,631	10.5%	19,366	22.9%

Selling	18,293	1.9%	18,318	2.3%	(25)	(0.1)%
General and administrative	22,424	2.4%	21,887	2.7%	537	2.5%
(Gain) loss on real estate	(629)	(0.1)%	28	—%	(657)	NMF
Operating expenses	40,088	4.2%	40,233	5.0%	(145)	(0.4)%

Operating income	63,909	6.8%	44,398	5.5%	19,511	43.9%
Non-operating income	768	0.1%	696	0.1%	72	10.3%
Income before income taxes	64,677	6.8%	45,094	5.6%	19,583	43.4%
Provision for taxes	19,624	2.1%	13,141	1.6%	6,483	49.3%
Net income	$45,053	4.8%	$31,953	4.0%	$13,100	41.0%
Diluted income per share	$1.64		$1.13		$0.51	45.1%
Diluted average shares outstanding	27,545		28,170

(1)	Percentages may not add due to rounding differences.

Motorhome unit deliveries and ASP, net of discounts, consisted of the following:

	Year Ended
	August 30, 2014 (1)	Product Mix %(2)	August 31, 2013	Product Mix %(2)	Increase (Decrease)	% Change
Unit deliveries:
Class A gas	3,056	34.9%	2,446	35.9%	610	24.9%
Class A diesel	1,410	16.1%	1,315	19.3%	95	7.2%
Total Class A	4,466	51.0%	3,761	55.1%	705	18.7%
Class B	751	8.6%	372	5.5%	379	101.9%
Class C	3,538	40.4%	2,688	39.4%	850	31.6%
Total motorhome unit deliveries	8,755	100.0%	6,821	100.0%	1,934	28.4%

ASP:
Class A gas	$94,630		$91,079		$3,551	3.9%
Class A diesel	180,218		200,820		(20,602)	(10.3)%
Total Class A	121,652		129,449		(7,797)	(6.0)%
Class B	71,417		77,947		(6,530)	(8.4)%
Class C	69,920		73,435		(3,515)	(4.8)%
Total motorhome ASP	$96,437		$104,566		$(8,129)	(7.8)%
(1) An additional 343 motorhomes were delivered in Fiscal 2014 but not included in wholesale deliveries as presented in the table above as the units were subject to repurchase option. See Note 4.
(2) Percentages and dollars may not add due to rounding differences.

Towables deliveries and ASP, net of discounts, consisted of the following:

	Year Ended
(In units)	August 30, 2014	Product Mix %(1)	August 31, 2013	Product Mix %(1)	Increase (Decrease)	% Change
Unit deliveries:
Travel trailer	2,052	81.8%	2,038	80.4%	14	0.7%
Fifth wheel	457	18.2%	497	19.6%	(40)	(8.0)%
Total towable unit deliveries	2,509	100.0%	2,535	100.0%	(26)	(1.0)%

ASP:
Travel trailer	$19,570		$19,560		$10	0.1%
Fifth wheel	40,115		29,298		10,817	36.9%
Total towable ASP	$23,312		$21,469		$1,843	8.6%

(1)	Percentages and dollars may not add due to rounding differences.

Net revenues consisted of the following:

	Year Ended
(In thousands)	August 30, 2014		August 31, 2013		Increase	% Change
Motorhomes (1)	$853,488	90.3%	$718,580	89.5%	$134,908	18.8%
Towables (2)	58,123	6.1%	54,683	6.8%	3,440	6.3%
Other manufactured products	33,552	3.6%	29,902	3.7%	3,650	12.2%
Total net revenues	$945,163	100.0%	$803,165	100.0%	$141,998	17.7%

(1)	Includes motorhome units, parts and service

(2)	Includes towable units and parts.

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
During Fiscal 2014, we sold a warehouse facility in Forest City, Iowa, resulting in a gain of $629,000. See Note 5.

Non-operating income increased $72,000 or 10.3%, in Fiscal 2014. We received proceeds from COLI policies in both Fiscal 2014 and Fiscal 2013. See Note 12.

The overall effective income tax rate for Fiscal 2014 was 30.3% compared to 29.1% in Fiscal 2013. The overall increase is primarily a result of higher level of pre-tax book income earned in Fiscal 2014 compared to Fiscal 2013, as certain permanent deductions (tax-free income from COLI) recorded during Fiscal 2014 were relatively flat in dollar value compared to the prior year and legislation for various applicable tax credits expired on December 31, 2013; therefore our projected benefits for these tax credits were limited to four months of our fiscal year. See Note 11.

Net income and diluted income per share were $45.1 million and $1.64 per share, respectively, for Fiscal 2014. In Fiscal 2013, the net income was $32.0 million and diluted income was $1.13 per share.

Analysis of Financial Condition, Liquidity and Resources
Cash and cash equivalents increased $12.4 million during Fiscal 2015 and totaled $70.2 million as of August 29, 2015. The significant liquidity events that occurred during Fiscal 2015 were:

•	Generated net income of $41.2 million

•	Capital expenditures of $16.6 million

•	Dividend payments of $9.8 million

•	Stock repurchases of $6.5 million

As noted in Note 7, through our Amended Credit Agreement with GECC, we have the ability to borrow $35.0 million through a revolving credit facility based on our eligible inventory and certain receivables. In addition, the Amended Credit Agreement also includes a framework to expand the size of the facility up to $50.0 million, based on mutually agreeable terms at the time of the expansion. The Credit Agreement's term is through May 28, 2019. As of the date of this report, we are in compliance with all terms of the Credit Agreement, and no borrowings have been made thereunder.

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
Working capital at August 29, 2015 and August 30, 2014 was $184.6 million and $172.0 million, respectively, an increase of $12.6 million. We currently expect cash on hand, funds generated from operations and the availability under a credit facility to be sufficient to cover both short-term and long-term operating requirements. We anticipate capital expenditures in Fiscal 2016 of $20‑$30 million. In addition to the normal $8 - $10 million of maintenance spend for our current facilities, we will continue to invest in our ERP system and we are also evaluating incremental capacity expansion investments.
On October 14, 2015, the Board of Directors approved a quarterly cash dividend of $0.10 per share of common stock, payable on November 25, 2015 to shareholders of record at the close of business on November 11, 2015. We expect this cash outflow to be approximately $2.7 million for each quarter that this dividend is paid.
Operating Activities
Cash provided by operating activities was $45.2 million for the fiscal year ended August 29, 2015 compared to $23.2 million for the fiscal year ended August 30, 2014, and $10.2 million for the fiscal year ended August 31, 2013. The combination of net income of $41.2 million in Fiscal 2015 and changes in non-cash charges (e.g., depreciation, LIFO, stock-based compensation, deferred income taxes) provided $49.0 million of operating cash compared to $50.6 million in Fiscal 2014 and $39.0 million in Fiscal 2013. In Fiscal 2015, Fiscal 2014, and Fiscal 2013, changes in assets and liabilities (primarily an decrease in receivables in Fiscal 2015, an increase in receivables in Fiscal 2014 and inventory increases in Fiscal 2013) used $3.8 million, $27.4 million, and $28.8 million, respectively, of operating cash.
Investing Activities
Cash used in investing activities of $16.5 million in Fiscal 2015 was due primarily to capital spending of $16.6 million. In Fiscal 2014, cash used in investing activities of $5.4 million was primarily due to capital spending of $10.5 million and was partially offset by proceeds from the sale of property of $2.4 million and ARS redemptions of $2.4 million. During Fiscal 2013, cash provided by ARS redemptions of $4.1 million was primarily due to proceeds of ARS redemptions of $7.3 million and was partially offset by capital spending of $4.4 million.
Financing Activities
Cash used in financing activities of $16.2 million in Fiscal 2015 was primarily due to $9.8 million for the payments of dividends and $6.5 million in repurchases of our stock. We borrowed and repaid $22.0 million in our line of credit in the second quarter of Fiscal

2015. Cash used in financing for the fiscal years ended August 30, 2014 and August 31, 2013 was $24.3 million and $12.7 million, respectively, and was primarily for repurchases of our stock.

Contractual Obligations and Commercial Commitments
Our principal contractual obligations and commercial commitments as of August 29, 2015 were as follows:

	Payments Due By Period
(In thousands)	Total	Fiscal 2016	Fiscal 2017-2018	Fiscal 2019-2020	More than 5 Years
Postretirement health care obligations (1)	$34,535	$980	$910	$866	$31,779
Deferred compensation obligations (1)	19,807	2,801	5,286	4,853	6,867
Executive share option obligations (1)	4,788	880	2,728	1,180	—
Supplemental executive retirement plan benefit obligations (1)	2,649	291	617	588	1,153
Operating leases (2)	321	113	83	125	—
Contracted services	93	93	—	—	—
Unrecognized tax benefits (3)	2,511	—	—	—	—
Total contractual cash obligations	$64,704	$5,158	$9,624	$7,612	$39,799

	Expiration By Period
(In thousands)	Total	Fiscal 2016	Fiscal 2017-2018	Fiscal 2019-2020	More than 5 Years
Contingent repurchase obligations (2)	$385,958	$16,354	$369,604	$—	$—

(1)	See Note 9.

(2)	See Note 10.

(3)	We are not able to reasonably estimate in which future periods these amounts will ultimately be settled.

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
In Fiscal 2014 we began to sell RVs to a rental company that were subject to our obligation to repurchase at the end of the rental term. These transactions were accounted for as operating leases.  At the time of sale, the proceeds were recorded as deferred revenue in other current liabilities.  The difference between the proceeds and the repurchase amount was recognized in net revenues over the term which the rental company holds the vehicle, using a straight-line method.  The cost of the vehicles was recorded in net investment in operating leases and the difference between the cost of the vehicle and the estimated resale value was depreciated in net revenue over the term of the lease.  Net proceeds or losses from the sale of the vehicle at resale were recognized in net revenue at the time of sale. Under the terms of our 2015 sales agreement, this order did not include any repurchase obligation, thus these units were not recorded as operating leases.

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

Based on these repurchase agreements, we establish an associated loss reserve which is disclosed separately in the balance sheets. Repurchased sales are not recorded as a revenue transaction, but the net difference between the original repurchase price and the resale price are recorded against the loss reserve, which is a deduction from gross revenue. Our loss reserve for repurchase commitments contains uncertainties because the calculation requires management to make assumptions and apply judgment regarding a number of factors. There are two significant assumptions associated with establishing our loss reserve for repurchase commitments: (1) the percentage of dealer inventory that we will be required to repurchase as a result of defaults by the dealer, and (2) the loss that will be incurred, if any, when repurchased inventory is resold. These key assumptions are affected by a number of factors, such as macro-market conditions, current retail demand for our product, age of product in dealer inventory, physical condition of the product, location of the dealer, and the financing source. To the extent that dealers are increasing or decreasing their inventories, our overall exposure under repurchase agreements is likewise impacted. The percentage of dealer inventory we estimate we will repurchase (which has ranged in the past five years from 4 to 8% on a weighted average basis) and the associated estimated loss (which has ranged in the past five years from 5 to 12% on a weighted average basis) is based on historical information, current trends and an analysis of dealer inventory aging for all dealers with inventory subject to this obligation. In periods where there is increasing retail demand for our product at our dealerships, the lower end of our estimated range of assumptions will be more appropriate and in periods of decreasing retail demand, the opposite will be true.

While there can be no assurance that dealer and economic conditions will not adversely change, we currently do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our loss reserve for repurchase commitments. A hypothetical change of a 10% increase or decrease in our significant repurchase commitment assumptions as of August 29, 2015 would have affected net income by approximately $280,000.

Warranty
We provide, with the purchase of any new motorhome, a comprehensive 12-month/15,000-mile warranty on Class A, B and C motorhomes and a 3-year/36,000-mile warranty on Class A and C sidewalls and floors. We provide a comprehensive 12-month warranty on all towable products. Estimated costs related to product warranty are accrued at the time of sale, based upon past warranty claims and unit sales history. Accruals are adjusted as needed to reflect actual costs incurred, as information becomes available. A significant increase in dealership labor rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize.

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
While there can be no assurance that warranty expense will not adversely change, we currently do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our warranty reserve. A hypothetical change of a 10% increase or decrease in our significant warranty commitment assumptions as of August 29, 2015 would have affected net income by approximately $619,000. Further discussion of our warranty costs and associated accruals is included in Note 8.

Income Taxes
We account for income taxes in accordance with ASC 740, Income Taxes. In preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We will continue to assess the likelihood that our deferred tax assets will be realizable at each reporting period and will be adjusted accordingly, which could materially impact our financial position and results of operations. As of August 29, 2015 , we have determined that our deferred tax assets are realizable, and therefore, no valuation allowance has been recorded.

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

We could incur financial market risk in the form of interest rate risk. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At August 29, 2015, we had a $50.0 million credit facility with GECC. The interest rates applicable to this agreement are based on LIBOR plus 2.0%. We currently have no borrowings under this credit facility.

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
In connection with the preparation of the Company's annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company's internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of the Company's internal control over financial reporting.
Based on this assessment, management has concluded that the Company's internal control over financial reporting was effective as of August 29, 2015.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's financial statements included in this Annual Report on Form 10-K, has issued a report included herein, which expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Lawrence A. Erickson	/s/ Sarah N. Nielsen
Lawrence A. Erickson	Sarah N. Nielsen
Chief Executive Officer	Vice President, Chief Financial Officer

October 27, 2015	October 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Winnebago Industries, Inc.
Forest City, Iowa
We have audited the internal control over financial reporting of Winnebago Industries, Inc. and subsidiaries (the "Company") as of August 29, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 29, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended August 29, 2015 of the Company and our report dated October 27, 2015 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche
Minneapolis, Minnesota
October 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Winnebago Industries, Inc.
Forest City, Iowa
We have audited the accompanying consolidated balance sheets of Winnebago Industries, Inc. and subsidiaries (the "Company") as of August 29, 2015 and August 30, 2014, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended August 29, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Winnebago Industries, Inc. and subsidiaries at August 29, 2015 and August 30, 2014, and the results of their operations and their cash flows for each of the three years in the period ended August 29, 2015, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of August 29, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 27, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche
Minneapolis, Minnesota
October 27, 2015

Winnebago Industries, Inc.
Consolidated Statements of Income and Comprehensive Income

	Year Ended
(In thousands, except per share data)	August 29, 2015	August 30, 2014	August 31, 2013
Net revenues	$976,505	$945,163	$803,165
Cost of goods sold	871,625	841,166	718,534
Gross profit	104,880	103,997	84,631

Operating expenses:
Selling	19,161	18,293	18,318
General and administrative	25,838	22,424	21,887
Impairment (gain on sale) of fixed assets	462	(629)	28
Total operating expenses	45,461	40,088	40,233

Operating income	59,419	63,909	44,398

Non-operating income	115	768	696
Income before income taxes	59,534	64,677	45,094

Provision for taxes	18,324	19,624	13,141
Net income	$41,210	$45,053	$31,953

Income per common share:
Basic	$1.53	$1.64	$1.14
Diluted	$1.52	$1.64	$1.13

Weighted average common shares outstanding:
Basic	26,941	27,430	28,075
Diluted	27,051	27,545	28,170

Net income	$41,210	$45,053	$31,953
Other comprehensive income (loss):
Amortization of prior service credit (net of tax of $2,110, $2,068, and $1,944)	(3,428)	(3,582)	(3,226)
Amortization of net actuarial loss (net of tax of $565, $337, and $361)	918	749	1,264
(Increase) decrease in actuarial loss (net of tax of $250, $1,348, and $2,177)	(407)	(2,191)	3,612
Plan amendment (net of tax of $1,509, $1,364, and $1,613)	2,451	2,216	2,676
Unrealized appreciation of investments (net of tax of $0, $91, and $125)	—	151	209
Total other comprehensive (loss) income	(466)	(2,657)	4,535
Comprehensive income	$40,744	$42,396	$36,488

See notes to consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Balance Sheets

(In thousands, except per share data)	August 29, 2015	August 30, 2014
Assets
Current assets:
Cash and cash equivalents	$70,239	$57,804
Receivables, less allowance for doubtful accounts ($120 and $127, respectively)	66,936	69,699
Inventories	112,165	112,848
Investment in operating leases	—	15,978
Prepaid expenses and other assets	6,882	5,723
Deferred income taxes	9,995	9,641
Total current assets	266,217	271,693
Property, plant and equipment, net	37,250	25,135
Investment in life insurance	26,172	25,126
Deferred income taxes	21,994	24,029
Goodwill	1,228	1,228
Other assets	9,313	11,091
Total assets	$362,174	$358,302

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$33,158	$33,111
Income taxes payable	2,314	2,927
Accrued expenses:
Accrued compensation	18,346	20,763
Operating lease repurchase obligations	—	16,050
Product warranties	11,254	9,501
Self-insurance	6,242	4,941
Accrued loss on repurchases	1,329	2,212
Promotional	3,149	3,205
Other	5,818	7,009
Total current liabilities	81,610	99,719
Total long-term liabilities:
Unrecognized tax benefits	2,511	3,024
Postretirement health care and deferred compensations benefits	57,090	62,811
Total long-term liabilities	59,601	65,835
Contingent liabilities and commitments
Stockholders' equity:
Capital stock common, par value $0.50; authorized 60,000 shares, issued 51,776 shares	25,888	25,888
Additional paid-in capital	32,018	31,672
Retained earnings	585,941	554,496
Accumulated other comprehensive loss	(2,274)	(1,808)
Treasury stock, at cost (24,825 and 24,727 shares, respectively)	(420,610)	(417,500)
Total stockholders' equity	220,963	192,748
Total liabilities and stockholders' equity	$362,174	$358,302

See notes to consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Changes in Stockholders' Equity

	Common Shares		Additional Paid-In Capital (APIC)	Retained Earnings	Accum- ulated Other Compre- hensive Income	Treasury Stock		Total Stock- holders' Equity
(In thousands, except per share data)	Number	Amount				Number	Amount
Balance, August 25, 2012	51,776	$25,888	$28,496	$477,490	$(3,686)	(23,122)	$(383,497)	$144,691
Stock option exercises	—	—	9	—	—	4	66	75
Creation/(utilization) of APIC pool due to stock award	—	—	86	—	—	—	—	86
Issuance of restricted stock	—	—	(729)	—	—	71	1,167	438
Vesting of directors' stock units	—	—	158	—	—	—	—	158
Stock-based compensation, net of forfeitures	—	—	1,314	—	—	12	197	1,511
Payments for the purchase of common stock	—	—	—	—	—	(882)	(12,718)	(12,718)
Prior service cost and actuarial loss, net of $594 tax	—	—	—	—	1,650	—	—	1,650
Plan amendment, net of $1,613 tax	—	—	—	—	2,676	—	—	2,676
Unrealized appreciation of investments, net of $125 tax	—	—	—	—	209	—	—	209
Net income	—	—	—	31,953	—	—	—	31,953
Balance, August 31, 2013	51,776	$25,888	$29,334	$509,443	$849	(23,917)	$(394,785)	$170,729
Stock option exercises	—	—	771	—	—	78	1,286	2,057
Creation/(utilization) of APIC pool due to stock award	—	—	441	—	—	—	—	441
Issuance of restricted stock	—	—	(779)	—	—	137	2,279	1,500
Stock-based compensation, net of forfeitures	—	—	1,905	—	—	3	60	1,965
Payments for the purchase of common stock	—	—	—	—	—	(1,028)	(26,340)	(26,340)
Prior service cost and actuarial loss, net of $3,079 tax	—	—	—	—	(5,024)	—	—	(5,024)
Plan amendment, net of $1,364 tax	—	—	—	—	2,216	—	—	2,216
Unrealized appreciation of investments, net of $91 tax	—	—	—	—	151	—	—	151
Net income	—	—	—	45,053	—	—	—	45,053
Balance, August 30, 2014	51,776	$25,888	$31,672	$554,496	$(1,808)	(24,727)	$(417,500)	$192,748
Creation/(utilization) of APIC pool due to stock award	—	—	124	—	—	—	—	124
Issuance of restricted stock	—	—	(1,950)	—	—	199	3,360	1,410
Stock-based compensation, net of forfeitures	—	—	2,172	—	—	3	49	2,221
Payments for the purchase of common stock	—	—	—	—	—	(300)	(6,519)	(6,519)
Cash dividends paid and accrued on common stock-$0.36 per share	—	—	—	(9,765)	—	—	—	(9,765)
Prior service cost and actuarial loss, net of $1,795 tax	—	—	—	—	(2,917)	—	—	(2,917)
Plan amendment, net of $1,509 tax	—	—	—	—	2,451	—	—	2,451
Net income	—	—	—	41,210	—	—	—	41,210
Balance, August 29, 2015	51,776	$25,888	$32,018	$585,941	$(2,274)	(24,825)	$(420,610)	$220,963

See notes to consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Cash Flows

	Year Ended
(In thousands)	August 29, 2015	August 30, 2014	August 31, 2013
Operating activities:
Net income	$41,210	$45,053	$31,953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,513	3,997	4,764
LIFO expense (income)	1,244	1,456	(1,180)
Asset impairment	462	—	—
Stock-based compensation	3,097	3,386	3,009
Deferred income taxes including valuation allowance	215	(48)	1,790
Postretirement benefit income and deferred compensation expense	(843)	(979)	245
(Benefit) provision for doubtful accounts	(1)	(19)	25
Gain on disposal of property	(14)	(691)	(95)
Gain on life insurance	(11)	(726)	(536)
Loss on sale of investments	—	—	45
Increase in cash surrender value of life insurance policies	(883)	(805)	(1,030)
Change in assets and liabilities:
Inventories	(561)	(1,763)	(24,267)
Receivables, prepaid and other assets	2,458	(38,233)	(8,908)
Investment in operating leases, net of repurchase obligations	(72)	72	—
Income taxes and unrecognized tax benefits	408	5,625	(194)
Accounts payable and accrued expenses	(1,880)	10,919	8,939
Postretirement and deferred compensation benefits	(4,159)	(4,008)	(4,322)
Net cash provided by operating activities	45,183	23,236	10,238

Investing activities:
Proceeds from the sale of investments	—	2,350	7,300
Proceeds from life insurance	43	1,737	1,004
Purchases of property and equipment	(16,573)	(10,476)	(4,422)
Proceeds from the sale of property	65	2,423	734
Payments of COLI borrowings	—	—	(1,371)
Other	(52)	(1,402)	822
Net cash (used in) provided by investing activities	(16,517)	(5,368)	4,067

Financing activities:
Payments for purchases of common stock	(6,519)	(26,340)	(12,718)
Payments of cash dividends	(9,765)	—	—
Proceeds from exercise of stock options	—	2,080	75
Borrowings on loans	22,000	—	—
Repayments on loans	(22,000)	—	—
Other	53	(81)	(68)
Net cash used in financing activities	(16,231)	(24,341)	(12,711)

Net increase (decrease) in cash and cash equivalents	12,435	(6,473)	1,594
Cash and cash equivalents at beginning of year	57,804	64,277	62,683
Cash and cash equivalents at end of year	$70,239	$57,804	$64,277

Supplement cash flow disclosure:
Income taxes paid, net	$17,658	$14,061	$11,500
Interest paid	10	—	—
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
Principles of Consolidation
The consolidated financial statements for Fiscal 2015 include the parent company and our wholly-owned subsidiary, Winnebago of Indiana, LLC. All material intercompany balances and transactions with our subsidiary have been eliminated.
Fiscal Period
We follow a 52-/53-week fiscal year, ending the last Saturday in August. Fiscal 2015 and Fiscal 2014 were 52-week fiscal periods. Fiscal 2013 was a 53-week fiscal year; the first quarter ending December 1, 2012 was a 14-week quarter.
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
Property and Equipment
Depreciation of property and equipment is computed using the straight‑line method on the cost of the assets, less allowance for salvage value where appropriate, at rates based upon their estimated service lives as follows:

Asset Class	Asset Life
Buildings	10-30 years
Machinery and equipment	3-15 years
Software	3-10 years
Transportation equipment	4-6 years
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
Goodwill and Amortizable Intangible Assets
Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in a business combination. Goodwill assets were reviewed for impairment as of August 29, 2015 by applying a fair-value based test on an annual basis, or more frequently if circumstances indicate a potential impairment. Amortizable intangible assets consisted of dealer network, trademarks and non-compete agreements and are fully amortized.

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
In Fiscal 2014 we began to sell RVs to a rental company. These units were subject to our obligation to repurchase at the end of the lease term. These transactions were accounted for as operating leases.  At the time of sale, the proceeds were recorded as deferred revenue in other current liabilities.  The difference between the proceeds and the repurchase amount was recognized in net revenues over the term which the rental company held the vehicle, using a straight-line method.  The cost of the vehicles was recorded in net investment in operating leases and the difference between the cost of the vehicle and the estimated resale value was depreciated in net revenue over the term of the lease.  Net proceeds or losses from the sale of the vehicle at resale were recognized in net revenue at the time of sale. Under the terms of our 2015 sales agreement, this order did not include any repurchase obligation, thus no units were recorded as operating leases in 2015.
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
Concentration of Risk
One of our dealer organizations accounted for 17.9%, 19.7%, and 26.5% of our consolidated net revenue in Fiscal 2015, 2014 and 2013, respectively. In Fiscal 2015 this dealer sold our products in 75 of their dealership locations across 28 US states. A second dealer organization accounted for 15% and 12.3% of our net revenue for Fiscal 2015 and Fiscal 2014, respectively. In Fiscal 2015 this dealer sold products in 11 of their dealership locations across 4 US states. The loss of either or both of these dealer organizations could have a significant adverse effect on our business. In addition, deterioration in the liquidity or creditworthiness of either or both of these dealers could negatively impact our sales and could trigger repurchase obligations under our repurchase agreements.

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

Based on these repurchase agreements, we establish an associated loss reserve which is disclosed separately as "Accrued loss on repurchases" in the consolidated balance sheets. Repurchased sales are not recorded as a revenue transaction, but the net difference between the original repurchase price and the resale price are recorded against the loss reserve, which is a deduction from gross revenue. Our loss reserve for repurchase commitments contains uncertainties because the calculation requires management to make assumptions and apply judgment regarding a number of factors. See Note 10.

Reporting Segment
We have one reportable segment, the RV market. We design, develop, manufacture and market motorized and towable recreation products along with supporting products and services.

Research and Development
Research and development expenditures are included within cost of goods sold and are expensed as incurred. A portion of these expenditures qualify for state and federal tax benefits. Development activities generally relate to creating new products and improving or creating variations of existing products to meet new applications. During Fiscal 2015, 2014 and 2013, we spent approximately $3.9 million, $4.3 million and $3.8 million, respectively, on research and development activities.
Advertising
Advertising costs, which consist primarily of literature and trade shows, were $5.5 million, $5.1 million, and $4.7 million in Fiscal 2015, 2014 and 2013, respectively. Advertising costs are included in selling expense and are expensed as incurred with the exception of trade shows which are expensed in the period in which the show occurs.
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
Subsequent Events
We evaluated events occurring between the end of our most recent fiscal year and the date the financial statements were issued. There were no material subsequent events, except those described in Note 9, Note 13 and Note 18.
New Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which specifies how and when to recognize revenue as well as providing informative, relevant disclosures. In August 2015, the FASB deferred the effective date of this standard by one year, which would become effective for fiscal years beginning after December 15, 2017 (our Fiscal 2019). We are currently evaluating the impact on our consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), which requires inventory measured using any method other than last-in, first-out (“LIFO”) or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market. Under this ASU, subsequent measurement of inventory using the LIFO and retail inventory method is unchanged. ASU 2015-11 will become effective prospectively for fiscal years beginning after December 15, 2016 (our Fiscal 2018). We are currently evaluating the impact on our consolidated financial statements.

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

The following tables set forth by level within the fair value hierarchy our financial assets that were accounted for at fair value on a recurring basis at August 29, 2015 and August 30, 2014 according to the valuation techniques we used to determine their fair values:

	Fair Value at August 29, 2015	Fair Value Measurements Using Inputs Considered As
(In thousands)		Level 1	Level 2	Level 3
Assets that fund deferred compensation:
Domestic equity funds	$4,937	$4,894	$43	$—
International equity funds	493	477	16	—
Fixed income funds	284	251	33	—
Total assets at fair value	$5,714	$5,622	$92	$—

	Fair Value at August 30, 2014	Fair Value Measurements Using Inputs Considered As
(In thousands)		Level 1	Level 2	Level 3
Assets that fund deferred compensation:
Domestic equity funds	$5,465	$5,465	$—	$—
International equity funds	716	716	—	—
Fixed income funds	242	242	—	—
Total assets at fair value	$6,423	$6,423	$—	$—

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

(In thousands)	August 29, 2015	August 30, 2014
Balance at beginning of year	$—	$2,108
Net realized loss included in non-operating income	—	—
Net change included in other comprehensive income	—	242
Sales	—	(2,350)
Balance at the end of year	$—	$—

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

Assets that fund deferred compensation. Our assets that fund deferred compensation are marketable equity securities measured at fair value using quoted market prices and primarily consist of equity-based mutual funds. The majority of which are classified as Level 1 as they are traded in an active market for which closing stock prices are readily available. These securities fund the Executive Share Option Plan and the Executive Deferred Compensation Plan (2007) (see Note 9), deferred compensation programs. The Executive Plan assets related to those options that will expire within a year are included in prepaid expenses and other assets in the accompanying balance sheets. The remaining assets are included in other assets.

Assets and Liabilities that are measured at Fair Value on a Nonrecurring Basis. Our non-financial assets, which include goodwill and property and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, we must evaluate the non-financial asset for impairment. If an impairment did occur, the asset is required to be recorded at the estimated fair value. Using Level 2 inputs, we recorded an impairment of $462,000 for our corporate plane during the fiscal year ended August 29, 2015. See Note 5.

Note 3: Inventories
Inventories consist of the following:

(In thousands)	August 29, 2015	August 30, 2014
Finished goods	$12,179	$28,029
Work-in-process	66,602	49,919
Raw materials	65,928	66,200
Total	144,709	144,148
LIFO reserve	(32,544)	(31,300)
Total inventories	$112,165	$112,848
The above value of inventories, before reduction for the LIFO reserve, approximates replacement cost at the respective dates. Of the $144.7 million inventory at August 29, 2015, $135.3 million is valued on a LIFO basis and the Towables inventory of $8.4 million is valued on a FIFO basis. Of the $144.1 million inventory at August 30, 2014, $137.7 million is valued on a LIFO basis and the Towables inventory of $6.4 million is valued on a FIFO basis.

During Fiscal 2015 and Fiscal 2014 we recorded an increase to LIFO reserves of $1.2 million and $1.5 million based on increases in inflation.

Note 4: Net Investment in Operating Leases and Operating Lease Repurchase Obligation
During the third quarter of Fiscal 2014 we delivered 520 RV rental units to Apollo, a US RV rental company. Under the terms of a sales agreement with Apollo, all units were paid for upon delivery. To secure an order of this magnitude, we contractually agreed to repurchase up to 343 of the units at specified prices after one season of rental use (by no later than December 31, 2014) provided certain conditions were met. On December 29, 2014 the termination date for our repurchase obligation was extended from December 31, 2014 to February 28, 2015. The original cost of these units was depreciated down to the estimated net realizable value of the rental units during the time frame that the units were in rental use. During the first quarter of Fiscal 2015, we were released from our repurchase obligation for 124 units as Apollo sold the units in the market place. As units subject to repurchase were sold, we removed the remaining net investment in operating lease as well as the operating lease repurchase obligation. In the second quarter of Fiscal 2015, we were released from our remaining repurchase obligations and as a result, there were no associated assets or liabilities on the balance sheet at February 28, 2015 or thereafter.

Net lease revenue was recorded ratably over the rental period that Apollo held the units based upon the difference between the proceeds received and the estimated repurchase obligation less the estimated depreciation expense of the unit. We were not required to repurchase any units from Apollo, thus we did not record a gain or loss for the difference between the estimated residual value of the unit and the actual resale value as a component of net lease revenue. We recorded net lease revenue of $626,000 and $1.3 million during Fiscal 2014 and Fiscal 2015, respectively.

In March 2015, we received a rental order of similar size from Apollo. Under the terms of the sales agreement, this order did not include any repurchase obligation, thus these units were not recorded as operating leases.

Note 5: Property, Plant and Equipment and Assets Held for Sale
Property, plant and equipment is stated at cost, net of accumulated depreciation and consists of the following:

(In thousands)	August 29, 2015	August 30, 2014
Land	$1,874	$738
Buildings and building improvements	53,388	47,273
Machinery and equipment	94,034	90,101
Software	8,033	4,356
Transportation	8,913	9,098
Total property, plant and equipment, gross	166,242	151,566
Less accumulated depreciation	(128,992)	(126,431)
Total property, plant and equipment, net	$37,250	$25,135
In Fiscal 2014, a lessee exercised an option to purchase warehouse facilities that they had leased from us since 1980. Net proceeds from the sale were $2.3 million, resulting in a gain of $629,000.

On April 17, 2015 we purchased the Towables assembly facilities in Middlebury, Indiana for $5.4 million and on May 5, 2015 we purchased a facility in Waverly, Iowa for $850,000 for expansion of our subassembly operations.

Assets Held for Sale
In the third quarter of Fiscal 2015 we placed our corporate plane for sale, recorded an impairment of $462,000 and reclassified the net book value to current other assets in the consolidated balance sheets. In the fourth quarter of Fiscal 2015 we took our plane off the market and reclassified the net book value to property, plant and equipment in the consolidated balance sheets.

At August 30, 2014 and August 29, 2015, we had no assets held for sale.

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

Amortizable intangible assets of $770,000 consisted of dealer network, trademarks and non-compete agreements and were fully amortized in Fiscal 2013 after identifying a decrease in the estimated useful lives. Amortization expense was $0, $0 and $640,000 for Fiscal 2015, Fiscal 2014, and Fiscal 2013, respectively.

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

During the second quarter of Fiscal 2015 we utilized the credit facility to meet working capital needs. As of the date of this report, we are in compliance with all material terms of the Amended Credit Agreement, and no borrowings are outstanding.

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
Changes in our product warranty liability during Fiscal 2015, Fiscal 2014, and Fiscal 2013 are as follows:

(In thousands)	August 29, 2015	August 30, 2014	August 31, 2013
Balance at beginning of year	$9,501	$8,443	$6,990
Provision	12,892	10,947	9,075
Claims paid	(11,139)	(9,889)	(7,622)
Balance at end of year	$11,254	$9,501	$8,443

Note 9: Employee and Retiree Benefits
Postretirement health care and deferred compensation benefits are as follows:

(In thousands)	August 29, 2015	August 30, 2014
Postretirement health care benefit cost	$34,535	$36,930
Non-qualified deferred compensation	19,508	21,014
Executive share option plan liability	4,788	5,628
SERP benefit liability	2,649	2,974
Executive deferred compensation	299	213
Officer stock-based compensation	242	627
Total postretirement health care and deferred compensation benefits	62,021	67,386
Less current portion(1)	(4,931)	(4,575)
Long-term postretirement health care and deferred compensation benefits(2)	$57,090	$62,811

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

In Fiscal 2005, through a plan amendment, we established dollar caps on the amount that we will pay for postretirement health care benefits per retiree on an annual basis so that we were not exposed to continued medical inflation. Retirees are required to pay a monthly premium in excess of the employer dollar caps for medical coverage based on years of service and age at retirement. Each January for the past four years, the employer established dollar caps were reduced by 10% in each year through plan amendments. As a result of these amendments, our liability for postretirement health care was reduced as presented in the following table.

Date	Plan Amendment	Dollar Cap Reduction	Liability Reduction (in thousands)	Amortization Period (1)
Fiscal 2005	Established employer dollar cap		$40,414	11.5	years
January 2012	Reduced employer dollar cap	10%	4,598	7.8	years
January 2013	Reduced employer dollar cap	10%	4,289	7.5	years
January 2014	Reduced employer dollar cap	10%	3,580	7.3	years
January 2015	Reduced employer dollar cap	10%	3,960	7.1	years
(1)  Plan amendments are amortized on a straight-line basis over the expected remaining service period of active plan participants.

Based on actuarial evaluations, the discount rate used in determining the accumulated postretirement benefit obligation was 4.15% at August 29, 2015 and 3.89% at August 30, 2014. In Fiscal 2015, a change in the mortality table resulted in an actuarial loss, which was partially offset by an increase in the discount rate. The result of these components was an increase to the benefit obligation of $684,000, presented as an actuarial loss in the following table. Assumed health care cost trend rates do not have a significant effect in determining the accumulated postretirement benefit obligation due to employer caps established.
Changes in our postretirement health care liability are as follows:

(In thousands)	August 29, 2015	August 30, 2014
Balance at beginning of year	$36,930	$36,244
Interest cost	1,382	1,540
Service cost	427	393
Net benefits paid	(928)	(1,035)
Actuarial loss	684	3,368
Plan amendment	(3,960)	(3,580)
Balance at end of year	$34,535	$36,930
Net periodic postretirement benefit income for the past three fiscal years consisted of the following components:

	Year Ended
(In thousands)	August 29, 2015	August 30, 2014	August 31, 2013
Interest cost	$1,382	$1,540	$1,508
Service cost	427	393	574
Amortization of prior service benefit	(5,538)	(5,650)	(5,170)
Amortization of net actuarial loss	1,465	1,077	1,603
Net periodic postretirement benefit income	$(2,264)	$(2,640)	$(1,485)

For accounting purposes, we recognized net periodic postretirement income as presented in the table above, due to the amortization of prior service benefit associated with the establishment of caps on the employer portion of benefits in Fiscal 2005 and the 10% cap reductions made over the past four years.

Amounts not yet recognized in net periodic benefit cost and included in accumulated other comprehensive income (before taxes) are as follows:

(In thousands)	August 29, 2015	August 30, 2014
Prior service credit	$(13,279)	$(14,857)
Net actuarial loss	16,410	17,190
Accumulated other comprehensive income	$3,131	$2,333
On September 28, 2015, we announced a postretirement health care plan amendment which will reduce benefits for our participants.  Beginning January 1, 2016, postretirement health care benefits will be discontinued for retirees age 65 and over.  We plan to fund a $700,000 health reimbursement account in calendar 2016 to assist retirees with medical expenses and provide education and assistance to help retirees through the transition.  The plan amendment also includes a 10% reduction in employer paid premiums for retirees under age 65. Effective in the first quarter of Fiscal 2016, this amendment will result in a reduction in our long-term liabilities for postretirement benefits of approximately $29.0 million with a corresponding increase to accumulated other comprehensive income, net of tax.  The decrease will be amortized into earnings over the average remaining service period of active plan participants of 6.9 years.

Taking into consideration the January 1, 2016 plan amendment, the estimated amounts that will be amortized from accumulated other comprehensive income to net periodic benefit cost in Fiscal 2016 include a prior service credit of $7.7 million and an actuarial net loss of $1.6 million.

Taking into consideration the January 1, 2016 plan amendment, expected future benefit payments for postretirement health care for the next ten years are as follows:

(In thousands)		Amount
Year:	2016	$980
	2017	541
	2018	369
	2019	413
	2020	453
	2021 - 2025	2,349
	Total	$5,105
The expected future benefit payments have been estimated based on the same assumptions used to measure our benefit obligation as of August 29, 2015, and include benefits attached to estimated current employees' future services.

Deferred Compensation Benefits
Non-Qualified Deferred Compensation Program (1981)
We have a Non-Qualified Deferred Compensation Program which permitted key employees to annually elect to defer a portion of their compensation until their retirement. The plan has been closed to any additional deferrals since January 2001. The retirement benefit to be provided is based upon the amount of compensation deferred and the age of the individual at the time of the contracted deferral. An individual generally vests at age 55 and 5 years of participation under the plan. For deferrals prior to December 1992, vesting occurs at the later of age 55 and 5 years of service from first deferral or 20 years of service. Deferred compensation expense was $1.3 million, $1.4 million and $1.5 million in Fiscal 2015, 2014 and 2013, respectively. Total deferred compensation liabilities were $19.5 million and $21.0 million at August 29, 2015 and August 30, 2014, respectively.

Supplemental Executive Retirement Plan (SERP)
The primary purpose of this plan was to provide our officers and managers with supplemental retirement income for a period of 15 years after retirement. We have not offered this plan on a continuing basis to members of management since 1998. The plan was funded with individual whole life insurance policies (Split Dollar Program) owned by the named insured officer or manager. We initially paid the life insurance premiums on the life of the individual and the individual would receive life insurance and supplemental cash payment during the 15 years following retirement. In October 2008, the plan was amended as a result of changes in the tax and accounting regulations and rising administrative costs. Under the redesigned SERP, the underlying life insurance policies previously owned by the insured individual became COLI by a release of all interests by the participant and assignment to us as a prerequisite to participation in the SERP and transition from the Split Dollar Program. Total SERP liabilities were $2.6 million and $3.0 million at August 29, 2015 and August 30, 2014, respectively. This program remains closed to new employee participation.

To assist in funding the deferred compensation and SERP liabilities, we have invested in COLI policies. The cash surrender value of these policies is presented as investment in life insurance in the accompanying balance sheets and consists of the following:

(In thousands)	August 29, 2015	August 30, 2014
Cash value	$58,501	$55,982
Borrowings	(32,329)	(30,856)
Investment in life insurance	$26,172	$25,126

Non-Qualified Share Option Program (2001)
The Non-Qualified Share Option Program permitted participants in the Executive Share Option Plan (the "Executive Plan") to choose to defer a portion of their salary or other eligible compensation in the form of options to purchase selected securities, primarily equity-based mutual funds. These assets are treated as trading securities and are recorded at fair value. The Executive Plan has been closed to any additional deferrals since January 2005. The Executive Plan assets related to those options that will expire within a year are included in prepaid expenses and other assets in the accompanying balance sheets. The remaining assets are included in other assets. Total assets on August 29, 2015 and August 30, 2014 were $5.4 million and $6.4 million, respectively, and the liabilities were $4.8 million and $5.6 million, respectively. The difference between the asset and liability balances represents the additional 25% we contributed at the time of the initial deferrals to aid in potential additional earnings to the participant. This contribution is required to be paid back to us when the option is exercised. A participant may exercise his or her options per the plan document, but there is a requirement that after these dollars have been invested for 15 years the participant is required to exercise such option.

Executive Deferred Compensation Plan (2007)
In December 2006, we adopted the Winnebago Industries, Inc. Executive Deferred Compensation Plan (the "Executive Deferred Compensation Plan"). Under the Executive Deferred Compensation Plan, corporate officers and certain key employees may annually choose to defer up to 50% of their salary and up to 100% of their cash incentive awards. The assets are presented as other assets and the liabilities are presented as postretirement health care and deferred compensation benefits in the accompanying balance sheets. Such assets on August 29, 2015 and August 30, 2014 were $297,000 and $211,000, respectively, and liabilities were $299,000 and $213,000, respectively.
Profit Sharing Plan
We have a qualified profit sharing and contributory 401(k) plan for eligible employees. The plan provides quarterly discretionary matching cash contributions as approved by our Board of Directors. Contributions to the plan for Fiscal 2015, 2014 and 2013 were $1.2 million, $1.1 million and $865,000, respectively.

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
Our repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 18 months, provide that our liability will be the lesser of remaining principal owed by the dealer or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our contingent liability on these repurchase agreements was approximately $386.0 million and $363.8 million at August 29, 2015 and August 30, 2014, respectively.
In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of RVs to repurchase current inventory if a dealership exits the business. Incremental repurchase exposure beyond existing repurchase agreements, related to dealer inventory in states that we have had historical experience of repurchasing inventory, totaled $7.2 million and $6.8 million at August 29, 2015 and August 30, 2014, respectively.
Our risk of loss related to these repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on the repurchase exposure as previously described, we established an associated loss reserve. Our accrued losses on repurchases were $1.3 million as of August 29, 2015 and $2.2 million as of August 30, 2014.
A summary of the activity for the fiscal years stated for repurchased units is as follows:

(Dollars in thousands)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Inventory repurchased:
Units	62	21	20
Dollars	$7,472	$467	$451
Inventory resold:
Units	62	20	20
Cash collected	$6,409	$392	$353
Loss recognized	$1,063	$75	$98
Units in ending inventory	1	1	—

A significant number of the units repurchased in Fiscal 2015 were attributable to a single dealership for which we had established a specific repurchase loss reserve in Fiscal 2014.

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

Lease Commitments
We have operating leases for certain land, buildings and equipment. Lease expense was $901,000 for Fiscal 2015, $1.1 million for Fiscal 2014 and $949,000 for Fiscal 2013. Minimum future lease commitments under noncancelable lease agreements in excess of one year as of August 29, 2015 are as follows:

(In thousands)		Amount
Year Ended:	2016	$113
	2017	83
	2018	71
	2019	54
	2020	—
	Total	$321

Note 11: Income Taxes
The components of the provision for income taxes are as follows:

	Year Ended
(In thousands)	August 29, 2015	August 30, 2014	August 31, 2013
Current
Federal	$15,406	$17,923	$10,958
State	1,124	(170)	(680)
Total current tax provision	16,530	17,753	10,278
Deferred
Federal	1,486	1,415	1,666
State	308	456	1,197
Total deferred tax provision	1,794	1,871	2,863
Total tax provision	$18,324	$19,624	$13,141

Current Tax Provision
The amount of current federal tax provision noted in the table above for Fiscal 2015, 2014 and 2013 represents primarily the estimated federal tax payable for those fiscal years in addition to the tax effect of tax planning initiatives recorded during the year.
The state provision recorded in Fiscal 2015 primarily represents the estimated state tax payable plus the tax effect of tax planning initiatives recorded during the year. The state benefit recorded for 2014 and 2013 is primarily a result of tax planning initiatives recorded during those years.

Deferred Tax Provision
The deferred federal and state expense recorded during Fiscal 2015, Fiscal 2014 and Fiscal 2013 is primarily a result of the utilization of deferred tax assets during the year.

The following is a reconciliation of the US statutory income tax rate to our effective tax rate:

	Year Ended
(A percentage)	August 29, 2015	August 30, 2014	August 31, 2013
US federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.4%	2.3%	2.1%
Tax-free and dividend income	(1.3)%	(1.5)%	(2.2)%
Income tax credits	(0.3)%	(0.4)%	(1.7)%
Domestic production activities deduction	(3.7)%	(2.8)%	(2.4)%
Other permanent items	(0.8)%	(0.9)%	(0.8)%
Valuation allowance	—%	(0.4)%	0.2%
Uncertain tax positions settlements and adjustments	(0.5)%	(1.0)%	(1.1)%
Effective tax provision rate	30.8%	30.3%	29.1%

Significant items comprising our net deferred tax assets are as follows:

(In thousands)	August 29, 2015		August 30, 2014
Current deferred income tax asset (liability)
Warranty reserves	$4,288		$3,620
Self-insurance reserve	2,378		1,882
Accrued vacation	1,938		1,805
Inventory	(2,383)		(1,682)
Deferred compensation	1,175		1,199
Other	2,599		2,817
Total net current deferred income tax asset	9,995		9,641
Noncurrent deferred income tax asset (liability)
Postretirement health care benefits	12,792		13,634
Deferred compensation	9,582		9,565
Tax credits and NOL carryforwards	140	(1)	261
Unrecognized tax benefit	726		895
Depreciation	(1,338)		(992)
Other	92		666
Total net noncurrent deferred income tax asset	21,994		24,029
Total deferred income tax assets	$31,989		$33,670

(1)
At August 29, 2015, NOL carryforwards included $140,000 of state NOLs that will begin to expire in Fiscal 2021. We have evaluated all the positive and negative evidence and consider it more likely than not that these carryforwards can be realized.

Unrecognized Tax Benefits
Changes in the unrecognized tax benefits are as follows:

(In thousands)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Unrecognized tax benefits - beginning balance	$(1,709)	$(2,134)	$(5,228)
Gross decreases - tax positions in a prior period	568	816	3,101	(1)
Gross increases - current period tax positions	(448)	(391)	(7)
Unrecognized tax benefits - ending balance	(1,589)	(1,709)	(2,134)
Accrued interest and penalties	(922)	(1,315)	(1,854)
Total unrecognized tax benefits	$(2,511)	$(3,024)	$(3,988)

(1)
Approximately $1.3 million of the gross decreases for Fiscal 2013 includes the removal of the interest and penalties from the overall disclosed reserve balance of unrecognized tax benefits. The remaining reductions are as a result of changes in balance of positions that meet the more-likely-than-not threshold.

We do not believe within the next twelve months there will be a significant change in the total amount of unrecognized tax benefits as of August 29, 2015.
If the remaining uncertain positions are ultimately favorably resolved, $1.9 million of unrecognized benefits could have a positive impact on our effective tax rate. It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits into tax expense.
We file tax returns in the US federal jurisdiction, as well as various international and state jurisdictions. Although certain years are no longer subject to examinations by the IRS and various state taxing authorities, NOL carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities if they either have been or will be used in a future period. As of August 29, 2015, our federal returns from Fiscal 2012 to present continue to be subject to review by the IRS. As of August 29, 2015, our Fiscal 2014 Federal return is being reviewed. With few exceptions, the state returns from Fiscal 2009 to present continue to be subject to review by the taxing jurisdictions. At this time we do have one state jurisdiction that is currently reviewing our Fiscal 2012 and Fiscal 2013 returns. A number of years may elapse before an uncertain tax position is audited and finally resolved, and it is often very difficult to predict the outcome of such audits. Periodically, various state and local jurisdictions conduct audits, therefore, a variety of years are subject to state and local jurisdiction review.

Note 12: Non-Operating Income and Expense
Non-operating income consists of:

	Year Ended
	August 29, 2015	August 30, 2014	August 31, 2013
COLI appreciation	$2,542	$2,425	$2,616
COLI death benefits	11	726	537
COLI premiums	(453)	(491)	(487)
COLI interest expense	(1,682)	(1,613)	(1,640)
Total COLI	418	1,047	1,026
Line of credit expense	(315)	(338)	(339)
Loss on sale of investment	—	—	(45)
Interest income	10	49	65
Gain (loss) on foreign currency transactions	2	10	(11)
Total non-operating income	$115	$768	$696

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
Share awards vest based either upon continued employment, beginning one year after the date of grant, with immediate vesting upon retirement for awards made prior to October 2016 or upon a change of control (collectively, "time-based") or upon attainment of established goals. Share awards that are not time-based typically vest at the end of a one year or three-year incentive period based upon the achievement of company goals ("performance-based"). The value of time-based restricted share awards is based on the number of shares granted and the closing price of our common stock on the date of grant. The value of performance-based restricted share awards is based upon the terms of the plan and an assessment of the probability of reaching the established performance targets. Historically, the terms of these plans linked the incentive payment to a percentage of base salary compensation and if the established goals are met, shares of the appropriate value are then granted.
Annual Incentive Plans
For Fiscal 2013, Fiscal 2014 and Fiscal 2015, the Human Resources Committee of our Board of Directors established annual incentive plans for the officers that were to be paid in 2/3 cash and 1/3 restricted stock (stock must be held for one year from date of grant except for shares we agree to repurchase in lieu of executives' payment of payroll taxes).

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

•
Certain financial performance metrics (net income and ROIC) were achieved for Fiscal 2015 under the annual incentive plan thus $454,000 of compensation expense was accrued under this plan at the end of Fiscal 2015 of which $157,000 was stock-based. On October 13, 2015, the Human Resources Committee of the Board of Directors approved the award of 7,914 restricted shares to the officers under the annual incentive plan.  Of the shares granted, we repurchased 3,511 shares from employees who elected to pay their payroll tax via delivery of shares of common stock as opposed to cash.

Long-Term Incentive Plans
For Fiscal 2013, Fiscal 2014 and Fiscal 2015, the Human Resources Committee of our Board of Directors established three different three-year incentive compensation plans (Officers Long-Term Incentive Plan Fiscal 2013-2015, 2014-2016 and 2015-2017) to serve as an incentive to our senior management team to achieve certain ROE targets. If the ROE target is met, restricted stock will be awarded subsequent to the end of each three year period with a one-year restriction on sale upon award (except for shares we agree to repurchase in lieu of executives' payment of payroll taxes). In the event that we do not achieve the required ROE targets, no restricted stock will be granted. If it becomes probable that certain of the ROE performance targets will be achieved, the corresponding estimated cost of the grant will be recorded as stock-based compensation expense over the performance period. The probability of reaching the targets is evaluated each reporting period. If it becomes probable that certain of the target performance levels will be achieved, a cumulative adjustment will be recorded and future stock-based-compensation expense will increase based on the then projected performance levels. If we later determine that it is not probable that the minimum ROE performance threshold for the grants will be met, no further stock-based compensation cost will be recognized and any previously recognized stock-based compensation cost related to these plans will be reversed.

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

•
As of the end of Fiscal 2015, $360,000 of stock-based compensation expense has been accrued for these plans. Specifically, for the 2013-2015 plan, the ROE target was met, thus subsequent to year end, in October 2015 restricted stock was awarded to the officers in this plan. On October 13, 2015, the Human Resources Committee of the Board of Directors approved the award of 18,156 shares valued at $360,000 to the officers under the 2013-2015 long-term incentive plan.  Of the shares granted, we repurchased 8,529 shares valued at $169,000 from employees who elected to pay their payroll tax via delivery of common stock as opposed to cash.

Director's Awards
Non-employee directors may elect to receive all or part of their annual retainer and board fees in the form of Winnebago Industries stock units credited in the form of shares of our common stock instead of cash. The directors are restricted from selling these shares until their retirement. During Fiscal 2015, there were 2,907 stock units awarded to our non-employee directors in lieu of cash compensation. The aggregate intrinsic value of these awards as of August 29, 2015 was $2.0 million with 96,611 stock units outstanding.
Stock-Based Compensation
Total stock-based compensation expense for the past three fiscal years consisted of the following components:

	Year Ended
(In thousands)	August 29, 2015	August 30, 2014	August 31, 2013
Share awards:
Performance-based annual plan employee award expense	$157	$866	$1,055
Performance-based long-term plan employee award expense	360	540	444
Time-based employee award expense	2,060	1,472	1,145
Time-based directors award expense	412	410	159
Directors stock unit expense	108	98	206
Total stock-based compensation	$3,097	$3,386	$3,009

Stock Options
A summary of stock option activity for Fiscal 2015, 2014 and 2013 is as follows:

	Year Ended
	August 29, 2015			August 30, 2014			August 31, 2013
	Shares	Price per Share	Wtd. Avg. Exercise Price/Share	Shares	Price per Share	Wtd. Avg. Exercise Price/Share	Shares	Price per Share	Wtd. Avg. Exercise Price/Share
Outstanding at beginning of year	457,421	$26 - $36	$30.38	664,994	$26 - $36	$29.83	727,664	$18 - $36	$29.08
Options granted	—	—	—	—	—	—	—	—	—
Options exercised	—	—	—	(77,833)	$26 - $27	26.72	(4,000)	$19	18.84
Options canceled	(290,027)	$26 - $36	31.58	(129,740)	$26 - $35	29.75	(58,670)	$18 - $32	21.26
Outstanding at end of year	167,394	$26 - $34	$28.30	457,421	$26 - $36	$30.38	664,994	$26 - $36	$29.83
Exercisable at end of year	167,394	$26 - $34	$28.30	457,421	$26 - $36	$30.38	664,994	$26 - $36	$29.83

The weighted average remaining contractual life for options outstanding and exercisable at August 29, 2015 was 0.2 years. There was no aggregate intrinsic value for the options outstanding and exercisable at August 29, 2015. Other values related to options are as follows:

(In thousands)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Aggregate intrinsic value of options exercised (1)	$—	$173	$1
Net cash proceeds from the exercise of stock options	—	2,080	75
Actual income tax benefit realized from stock option exercises	—	63	—

(1)	The amount by which the closing price of our stock on the date of exercise exceeded the exercise price.
Share Awards
A summary of share award activity for Fiscal 2015, 2014 and 2013 is as follows:

	Year Ended
	August 29, 2015		August 30, 2014		August 31, 2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of year	198,523	$18.98	190,962	$12.46	70,956	$13.49
Granted	165,624	21.70	138,345	27.44	190,738	12.25
Vested	(198,693)	19.71	(129,817)	18.82	(70,732)	12.93
Canceled	(2,034)	20.58	(967)	18.44	—	—
End of year	163,420	$20.83	198,523	$18.98	190,962	$12.46

The aggregate intrinsic value of awards outstanding at August 29, 2015 was $3.3 million.
As of August 29, 2015, there was $1.2 million of unrecognized compensation expense related to restricted stock awards that is expected to be recognized over a weighted average period of 1.6 years. The total fair value of awards vested during Fiscal 2015, 2014 and 2013 was $4.2 million, $3.6 million and $1.1 million, respectively.

On October 13, 2015 the Human Resources Committee of the Board of Directors approved the award of grants of 162,200 shares of our restricted common stock under the Plan valued at $3.2 million to our key management group (approximately 60 employees). The Board of Directors also granted 42,000 shares of our restricted common stock valued at $834,000 to the non-management members of the Board.

The value of the restricted stock is based on the closing price of our common stock on the date of grant, which was $19.85. The fair value of this award to employees is amortized on a straight-line basis over the requisite service period of three years. Estimated non-cash stock compensation expense based on this restricted stock grant will be approximately $1.5 million for Fiscal 2016.

Note 14: Net Revenues Classifications
Net revenue by product class:

	Year Ended
(In thousands)	August 29, 2015		August 30, 2014		August 31, 2013
Motorhomes, parts and service	$872,915	89.4%	$853,488	90.3%	$718,580	89.5%
Towables and parts	71,684	7.3%	58,123	6.1%	54,683	6.8%
Other manufactured products	31,906	3.3%	33,552	3.6%	29,902	3.7%
Total net revenues	$976,505	100.0%	$945,163	100.0%	$803,165	100.0%

Net revenue by geographic area:

	Year Ended
(In thousands)	August 29, 2015		August 30, 2014		August 31, 2013
United States	$920,315	94.2%	$873,910	92.5%	$742,798	92.5%
International	56,190	5.8%	71,253	7.5%	60,367	7.5%
Total net revenues	$976,505	100.0%	$945,163	100.0%	$803,165	100.0%

Note 15: Earnings Per Share
The following table reflects the calculation of basic and diluted income per share for the past three fiscal years:

	Year Ended
(In thousands, except per share data)	August 29, 2015	August 30, 2014	August 31, 2013
Income per share - basic
Net income	$41,210	$45,053	$31,953
Weighted average shares outstanding	26,941	27,430	28,075
Net income per share - basic	$1.53	$1.64	$1.14

Income per share - assuming dilution
Net income	$41,210	$45,053	$31,953
Weighted average shares outstanding	26,941	27,430	28,075
Dilutive impact of awards and options outstanding	110	115	95
Weighted average shares and potential dilutive shares outstanding	27,051	27,545	28,170
Net income per share - assuming dilution	$1.52	$1.64	$1.13

For the fiscal years ended August 29, 2015, August 30, 2014 and August 31, 2013, there were options outstanding to purchase 167,394 shares, 457,421 shares and 664,994 shares, respectively, of common stock at an average price of $28.30, $30.38 and $29.83, respectively, which were not included in the computation of diluted income per share because they are considered anti-dilutive under the treasury stock method.

Note 16: Interim Financial Information (Unaudited)

Fiscal 2015	Quarter Ended
(In thousands, except per share data)	November 29, 2014	February 28, 2015	May 30, 2015	August 29, 2015
Net revenues	$224,403	$234,543	$266,510	$251,049
Gross profit	24,386	24,258	28,183	28,053
Operating income	14,442	11,948	16,118	16,911
Net income	9,895	8,096	11,502	11,717
Net income per share (basic)	0.37	0.30	0.43	0.43
Net income per share (diluted)	0.37	0.30	0.43	0.43

Fiscal 2014	Quarter Ended
(In thousands, except per share data)	November 30, 2013	March 1, 2014	May 31, 2014	August 30, 2014
Net revenues	$222,670	$228,811	$247,747	$245,935
Gross profit	25,962	22,845	26,481	28,709
Operating income	16,006	14,036	15,589	18,278
Net income	11,146	9,593	11,385	12,929
Net income per share (basic)	0.40	0.35	0.42	0.48
Net income per share (diluted)	0.40	0.35	0.42	0.48
Note 17: Comprehensive Income

Changes in AOCI by component, net of tax, were:

	Year Ended
	August 29, 2015			August 30, 2014
(In thousands)	Defined Benefit Pension Items	Unrealized Gains and Losses on Available- for-Sale Securities	Total	Defined Benefit Pension Items	Unrealized Gains and Losses on Available- for-Sale Securities	Total
Balance at beginning of year	$(1,808)	$—	$(1,808)	$1,000	$(151)	$849

OCI before reclassifications	2,044	—	2,044	25	151	176
Amounts reclassified from AOCI	(2,510)	—	(2,510)	(2,833)	—	(2,833)
Net current-period OCI	(466)	—	(466)	(2,808)	151	(2,657)

Balance at end of year	$(2,274)	$—	$(2,274)	$(1,808)	$—	$(1,808)

Reclassifications out of AOCI in net periodic benefit costs, net of tax, were:

		Year Ended
(In thousands)	Location on Consolidated Statements of Income and Comprehensive Income	August 29, 2015	August 30, 2014
Amortization of prior service credit	Cost of goods sold	$(3,428)	$(3,582)
Amortization of net actuarial loss	Cost of goods sold	918	749
Total reclassifications		$(2,510)	$(2,833)

Note 18: Subsequent Events

On September 28, 2015 we announced a postretirement health care plan amendment, which is further discussed in Note 9.

On October 13, 2015 we sold assets related to our commercial transit bus operation, which consisted primarily of inventory and tooling, to Metro Worldwide, LLC for approximately $700,000.

On October 13, 2015 the Human Resources Committee of our Board of Directors issued shares of restricted common stock, which is further discussed in Note 13.

On October 14, 2015 our Board of Directors declared a cash dividend of $0.10 per outstanding share of common stock. The dividend will be paid on November 25, 2015 to all shareholders of record at the close of business on November 11, 2015.

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
Evaluation of Internal Control Over Financial Reporting
Management's report on internal control over financial reporting as of August 29, 2015 is included within Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference. The report of Deloitte & Touche LLP on the effectiveness of internal control over financial reporting is included within Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
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

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Reference is made to the table entitled "Executive Officers of the Registrant" in Part I of this report and to the information included under the captions "Board of Directors, Committees of the Board and Corporate Governance", "Section 16(a) Beneficial Ownership Reporting Compliance", "Election of Directors" and "Fiscal Year 2016 Shareholder Proposals" in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 15, 2015, which information is incorporated by reference herein.
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

Item 11. Executive Compensation
Reference is made to the information included under the captions "Director Compensation" and "Executive Compensation" in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 15, 2015, which information is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Reference is made to the table entitled "Equity Compensation Plan Information" in Part II of this report and to the share ownership information included under the caption "Voting Securities and Principal Holders Thereof" in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 15, 2015, which information is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Reference is made to the information included under the caption "Board of Directors, Committees of the Board and Corporate Governance" in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 15, 2015, which information is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services
Reference is made to the information included under the caption "Independent Registered Public Accountants Fees and Services" in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 15, 2015 which information is incorporated by reference herein.

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

WINNEBAGO INDUSTRIES, INC.

By	/s/ Lawrence A. Erickson
Lawrence A. Erickson

Interim Chief Executive Officer
(Principal Executive Officer)
Date: October 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on, October 27, 2015, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Capacity

/s/ Lawrence A. Erickson
Lawrence A. Erickson	Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

/s/ Sarah N. Nielsen
Sarah N. Nielsen	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Irvin E. Aal
Irvin E. Aal	Director

/s/ Robert M. Chiusano
Robert M. Chiusano	Director

/s/ Jerry N. Currie
Jerry N. Currie	Director

/s/ William C. Fisher
William C. Fisher	Director

/s/ Martha T. Rodamaker
Martha T. Rodamaker	Director

/s/ Mark T. Schroepfer
Mark T. Schroepfer	Director

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
Winnebago Industries, Inc. Executive Share Option Plan previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 29, 1998 (Commission File Number 001-06403) and incorporated by reference herein, and the Amendment dated July 1, 1999 previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 29, 1999 (Commission File Number 001-06403) and incorporated by reference herein and the Amendment dated January 1, 2001 previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 24, 2001 (Commission File Number 001-06403) and incorporated by reference herein.*

10c.
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
Winnebago Industries, Inc. Officers' Long-Term Incentive Plan, fiscal three-year period 2016, 2017 and 2018 previously filed with the Registrant's Current Report on Form 8-K dated June 16, 2015 (Commission File Number 001-06403) and incorporated by reference herein.*

10o.
Amended and Restated Executive Change of Control Agreement dated December 17, 2008 between Winnebago Industries, Inc. and Sarah N. Nielsen previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 29, 2009 (Commission File Number 001-06403) and incorporated by reference herein.*

10p.
Executive Change of Control Agreement dated May 3, 2010 between Winnebago Industries, Inc. and Daryl W. Krieger previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 29, 2010 (Commission File Number 001-06403) and incorporated by reference herein.*

10q.
Executive Change of Control Agreement dated August 1, 2011 between Winnebago Industries, Inc. and Donald L. Heidemann previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 27, 2011 (Commission File Number 001-06403) and incorporated by reference herein.*

10r.
Executive Change of Control dated June 20, 2012 between Winnebago Industries, Inc. and Steven S. Degnan previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 25, 2012 (Commission File Number 001-06403) and incorporated by reference herein.*

10s.
Executive Change of Control dated June 20, 2012 between Winnebago Industries, Inc. and Scott C. Folkers previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 25, 2012 (Commission File Number 001-06403) and incorporated by reference herein.*

10t.
Executive Change of Control between Winnebago Industries, Inc. and Steven R. Dummett previously filed with the Registrant's Current Report on Form 8-K dated January 12, 2015 (Commission File Number 001-06403) and incorporated by reference herein.*

10u.
Executive Change of Control between Winnebago Industries, Inc. and Bret A. Woodson previously filed with the Registrant's Current Report on Form 8-K dated January 12, 2015 (Commission File Number 001-06403) and incorporated by reference herein.*

10v.
Winnebago Industries, Inc. Supplemental Executive Retirement Plan previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 29, 2009 (Commission File Number 001-06403) and incorporated by reference herein.*

10w.	Retirement Agreement between Winnebago Industries, Inc. and Randy J. Potts, incorporated by reference to Exhibit 10.1 to Form 8-K dated August 7, 2015.

10x.	Employment Agreement between Winnebago Industries, Inc. and Robert J. Olson, incorporated by reference to Exhibit 10.2 to Form 8-K dated August 7, 2015.

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
Winnebago Industries, Inc. Officers' Incentive Compensation Plan for Fiscal 2016 previously filed with the Registrant's Current Report on Form 8-K dated June 16, 2015 (Commission File Number 001-06403) and incorporated by reference herein.*

10ab.
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

21.	List of Subsidiaries.

23.	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 27, 2015.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 27, 2015.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated October 27, 2015.

32.2	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated October 27, 2015.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Management contract or compensation plan or arrangement.
**Attached as Exhibit 101 to this report are the following financial statements from our Annual Report on Form 10-K for the year ended August 29, 2015 formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements Stockholders' Equity, (iv) the Consolidated Statement of Cash Flows, and (v) related notes to these financial statements. Such exhibits are deemed furnished and not filed pursuant to Rule 406T of Regulation S-T.

.

BOARD OF DIRECTORS
Lawrence A. Erickson (66) ** 1,2*
Chairman of the Board
Winnebago Industries, Inc.
Former Senior Vice President and Chief
     Financial Officer
Rockwell Collins, Inc.

Irvin E. Aal (76) 2,3*
Former General Manager
Case Tyler Business Unit of CNH Global

Robert M. Chiusano (64) 2,4*
Former Executive Vice President and Chief
     Operating Officer - Commercial Systems
Rockwell Collins, Inc.

Jerry N. Currie (70) 1,3
Former President and Chief Executive Officer
CURRIES Company

William C. Fisher (61) 2
Former Vice President and Chief Information
     Officer
Polaris Industries, Inc.

Martha T. Rodamaker (53) 1,2,3
President and Chief Executive Officer
First Citizens National Bank

Mark T. Schroepfer (68) 1*
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

Sam Jefson, PR Specialist
Winnebago Industries, Inc.
605 W. Crystal Lake Road
P.O. Box 152
Forest City, Iowa 50436-0152
Telephone: (641) 585-3535
Fax: (641) 585-6966
E-Mail: ir@wgo.net

Independent Auditors
Deloitte & Touche LLP
Suite 2800
50 South Sixth Street
Minneapolis, Minnesota 55402-1844
(612) 397-4000

NYSE Annual CEO Certification and Sarbanes-Oxley Section 302 Certifications
We submitted the annual Chief Executive Officer Certification to the New York Stock Exchange (NYSE) as required under the corporate governance rules of the NYSE. We also filed as exhibits to our 2014 Annual Report on Form 10‑K, the Chief Executive Officer and Chief Financial Officer certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

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

OFFICERS

Robert J. Olson (64)
Interim Chief Executive Officer

S. Scott Degnan (50)
Vice President, Sales and Product Management

Steven R. Dummett (60)
Vice President, Product Development

Scott C. Folkers (53)
Vice President, General Counsel and Secretary

Donald L. Heidemann (43)
Treasurer/Director of Finance

Daryl W. Krieger (52)
Vice President, Manufacturing

Sarah N. Nielsen (42)
Vice President, Chief Financial Officer

Bret A. Woodson (45)
Vice President, Administration

Number of Shareholders of Record
As of October 13, 2015, Winnebago Industries had 2,989 shareholders of record.

Dividends Paid
Quarterly cash dividends of $0.09 were paid in Fiscal 2015. There were no cash dividends paid in Fiscal 2014.

Shareholder Account Assistance
Transfer Agent to contact for address changes, account certificates and stock holdings:

Wells Fargo Shareowner Services
P.O. Box 64854
St. Paul, MN 55164-0854 or
1110 Centre Pointe Curve, Suite 101
Mendota Heights, MN 55120
Telephone: (800) 468-9716 or (651) 450-4064
Inquiries:
www.shareowneronline.com

Annual Meeting
The Annual Meeting of Shareholders is scheduled to be held on Tuesday, December 15, 2015 at 4:00 p.m. (CST) in Winnebago Industries' South Office Complex Theater, 605 W. Crystal Lake Road, Forest City, Iowa.

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