Form 10-Q
period 2015-11-28
WINNEBAGO INDUSTRIES INC
filed 2015-12-23
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 28, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, par value $0.50 per share, outstanding December 22, 2015 was 26,979,694.

Winnebago Industries, Inc.

Glossary

The following terms and abbreviations appear in the text of this report and are defined as follows:

AOCI	Accumulated Other Comprehensive Income (Loss)
Amended Credit Agreement	Credit Agreement dated as of May 28, 2014 by and between Winnebago Industries, Inc. and Winnebago of Indiana, LLC, as Borrowers, and General Electric Capital Corporation, as Agent
Apollo	Apollo Motorhome Holidays, LLC
ASC	Accounting Standards Codification
ASP	Average Sales Price
ASU	Accounting Standards Update
BOM	Bill of Material
Country Coach	Country Coach Corporation
EPS	Earnings Per Share
ERP	Enterprise Resource Planning
FASB	Financial Accounting Standards Board
FIFO	First In, First Out
GAAP	Generally Accepted Accounting Principles
GECC	General Electric Capital Corporation
IRS	Internal Revenue Service
IT	Information Technology
Knott Investments	Knott Investment Pty Ltd, et. al.
LIFO	Last In, First Out
NMF	Non-Meaningful Figure
NYSE	New York Stock Exchange
OCI	Other Comprehensive Income
PLM	Product Lifecycle Management
RV	Recreation Vehicle
RVIA	Recreation Vehicle Industry Association
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
Stat Surveys	Statistical Surveys, Inc.
Towables	Winnebago of Indiana, LLC, a wholly-owned subsidiary of Winnebago Industries, Inc.
US	United States of America
XBRL	eXtensible Business Reporting Language
YTD	Year to Date

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Winnebago Industries, Inc.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended
(In thousands, except per share data)	November 28, 2015	November 29, 2014
Net revenues	$214,223	$224,403
Cost of goods sold	188,974	200,017
Gross profit	25,249	24,386
Operating expenses:
Selling	5,015	4,707
General and administrative	7,475	5,237
Total operating expenses	12,490	9,944
Operating income	12,759	14,442
Non-operating income	135	7
Income before income taxes	12,894	14,449
Provision for taxes	4,336	4,554
Net income	$8,558	$9,895

Income per common share:
Basic	$0.32	$0.37
Diluted	$0.32	$0.37

Weighted average common shares outstanding:
Basic	26,976	26,969
Diluted	27,067	27,078

Net income	$8,558	$9,895
Other comprehensive income (loss):
Amortization of prior service credit (net of tax of $653 and $492)	(1,060)	(800)
Amortization of net actuarial loss (net of tax of $142 and $122)	231	199
Plan amendment (net of tax of $10,895 and $0)	17,701	—
Total other comprehensive income (loss)	16,872	(601)
Comprehensive income	$25,430	$9,294

See notes to consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except per share data)	November 28, 2015	August 29, 2015
Assets
Current assets:
Cash and cash equivalents	$55,721	$70,239
Receivables, less allowance for doubtful accounts ($132 and $120)	59,312	66,936
Inventories	136,364	112,165
Prepaid expenses and other assets	7,083	6,882
Deferred income taxes	—	9,995
Total current assets	258,480	266,217
Property, plant and equipment, net	39,094	37,250
Investment in life insurance	26,187	26,172
Deferred income taxes	20,400	21,994
Other assets	10,171	10,541
Total assets	$354,332	$362,174

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$34,949	$33,158
Income taxes payable	3,159	2,314
Accrued expenses:
Accrued compensation	15,467	18,346
Product warranties	11,585	11,254
Self-insurance	5,863	6,242
Accrued loss on repurchases	1,240	1,329
Promotional	2,601	3,149
Other	5,378	5,818
Total current liabilities	80,242	81,610
Non-current liabilities:
Unrecognized tax benefits	2,410	2,511
Postretirement health care and deferred compensation benefits	27,869	57,090
Total non-current liabilities	30,279	59,601
Contingent liabilities and commitments
Shareholders' equity:
Capital stock common, par value $0.50; authorized 60,000 shares, issued 51,776 shares	25,888	25,888
Additional paid-in capital	31,427	32,018
Retained earnings	591,769	585,941
Accumulated other comprehensive income (loss)	14,598	(2,274)
Treasury stock, at cost (24,775 and 24,825 shares)	(419,871)	(420,610)
Total shareholders' equity	243,811	220,963
Total liabilities and shareholders' equity	$354,332	$362,174

See notes to consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(In thousands)	November 28, 2015	November 29, 2014
Operating activities:
Net income	$8,558	$9,895
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,370	1,061
LIFO (income) expense	(90)	380
Stock-based compensation	623	901
Deferred income taxes	382	(447)
Postretirement benefit income and deferred compensation expense	(777)	(154)
Provision (benefit) for doubtful accounts	13	(4)
Gain on disposal of property	(5)	(17)
Gain on life insurance	(118)	—
Increase in cash surrender value of life insurance policies	(185)	(187)
Change in assets and liabilities:
Inventories	(24,109)	(38,285)
Receivables, prepaid and other assets	7,366	6,841
Investment in operating leases, net of repurchase obligations	—	154
Income taxes and unrecognized tax benefits	1,254	1,794
Accounts payable and accrued expenses	(1,375)	(632)
Postretirement and deferred compensation benefits	(970)	(922)
Net cash used in operating activities	(8,063)	(19,622)

Investing activities:
Purchases of property, plant and equipment	(3,109)	(2,310)
Proceeds from the sale of property	5	17
Proceeds from life insurance	295	—
Other	(220)	293
Net cash used in investing activities	(3,029)	(2,000)

Financing activities:
Payments for purchases of common stock	(705)	(5,950)
Payments of cash dividends	(2,730)	(2,442)
Other	9	13
Net cash used in financing activities	(3,426)	(8,379)

Net decrease in cash and cash equivalents	(14,518)	(30,001)
Cash and cash equivalents at beginning of period	70,239	57,804
Cash and cash equivalents at end of period	$55,721	$27,803

Supplement cash flow disclosure:
Income taxes paid, net	$2,675	$3,207

Non-cash transactions:
Capital expenditures in accounts payable	$826	$—
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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly our consolidated financial position as of November 28, 2015 and the consolidated results of income and comprehensive income and consolidated cash flows for the first three months of Fiscal 2016 and 2015. The consolidated statement of income and comprehensive income for the first three months of Fiscal 2016 is not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet data as of August 29, 2015 was derived from audited financial statements, but does not include all of the information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the fiscal year ended August 29, 2015.

Fiscal Period
We follow a 52-/53-week fiscal year, ending the last Saturday in August. Both Fiscal 2016 and Fiscal 2015 are 52-week years.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805), to simplify the accounting for measurement-period adjustments in a business combination. Under the new standard, an acquirer must recognize adjustments to provisional amounts in a business combination in the reporting period in which the adjustment amounts are determined, rather than retrospectively adjusting the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill as under current guidance. ASU 2015-16 is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2015 (our Fiscal 2017). This new standard will be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. We are currently evaluating the impact of this ASU on our consolidated financial statements, which will be dependent on future acquisitions.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), to simplify the presentation of deferred income taxes. Under the new standard, both deferred tax liabilities and assets are required to be classified as noncurrent in a classified balance sheet. ASU 2015-17 will become effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016 (our Fiscal 2018), with early adoption allowed. As of August 29, 2015, we had deferred taxes that were classified as current and noncurrent assets. During the first quarter of Fiscal 2016, we elected to prospectively adopt ASU 2015-17, thus reclassifying $8.1 million of current deferred tax assets to noncurrent on the accompanying consolidated balance sheet. The prior reporting period was not retrospectively adjusted. The adoption of this guidance had no impact on our consolidated results of income and comprehensive income.

Note 2: Concentration Risk

One of our dealer organizations accounted for 20.9% and 18.0% of our consolidated net revenues for the first three months of Fiscal 2016 and Fiscal 2015, respectively. A second dealer organization accounted for 14.2% and 19.0% of our consolidated net revenues for the first three months of Fiscal 2016 and Fiscal 2015, respectively. The loss of either or both of these dealer organizations could have a significant adverse effect on our business. In addition, deterioration in the liquidity or creditworthiness of these dealers could negatively impact our sales and could trigger repurchase obligations under our repurchase agreements.

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

The following tables set forth by level within the fair value hierarchy our financial assets that were accounted for at fair value on a recurring basis at November 28, 2015 and August 29, 2015 according to the valuation techniques we used to determine their fair values:

		Fair Value Measurements Using Inputs Considered As
(In thousands)	Fair Value at November 28, 2015	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs
Assets that fund deferred compensation:
Domestic equity funds	$4,484	$4,411	$73	$—
International equity funds	320	292	28	—
Fixed income funds	282	237	45	—
Total assets at fair value	$5,086	$4,940	$146	$—

		Fair Value Measurements Using Inputs Considered As
(In thousands)	Fair Value at August 29, 2015	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs
Assets that fund deferred compensation:
Domestic equity funds	$4,937	$4,894	$43	$—
International equity funds	493	477	16	—
Fixed income funds	284	251	33	—
Total assets at fair value	$5,714	$5,622	$92	$—

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Assets that Fund Deferred Compensation
Our assets that fund deferred compensation are marketable equity securities measured at fair value using quoted market prices and primarily consist of equity-based mutual funds. The majority of which are classified as Level 1 as they are traded in an active market for which closing stock prices are readily available. These securities fund the Executive share option plan and the Executive deferred compensation plan (see Note 8). The assets related to these deferred compensation plans that will expire within a year are included in prepaid expenses and other assets in the accompanying consolidated balance sheets; the remaining noncurrent assets are included in other assets.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Our non-financial assets, which include goodwill and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, we must evaluate the non-financial asset for impairment. If an impairment did occur, the asset is required to be recorded at the estimated fair value. During the first three months of Fiscal 2016, no impairments were recorded for non-financial assets.

Note 4: Inventories
Inventories consist of the following:

(In thousands)	November 28, 2015	August 29, 2015
Finished goods	$28,479	$12,179
Work-in-process	72,898	66,602
Raw materials	67,441	65,928
Total	168,818	144,709
LIFO reserve	(32,454)	(32,544)
Total inventories	$136,364	$112,165
The above value of inventories, before reduction for the LIFO reserve, approximates replacement cost at the respective dates. Of the $168.8 million and $144.7 million inventory at November 28, 2015 and August 29, 2015, respectively, $156.5 million and $136.3 million is valued on a LIFO basis. Towables inventory of $12.3 million and $8.4 million at November 28, 2015 and August 29, 2015, respectively, is valued on a FIFO basis.

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

Net lease revenue was recorded ratably over the rental period that Apollo held the units based upon the difference between the proceeds received and the estimated repurchase obligation less the estimated depreciation expense of the unit. We were not required to repurchase any units from Apollo, thus we did not record a gain or loss for the difference between the estimated residual value of the unit and the actual resale value as a component of net lease revenue. We recorded net lease revenue of $714,000 during the first quarter of Fiscal 2015.

We have not entered into sales agreements with repurchase obligations since Fiscal 2014, thus no additional units have been recorded as operating leases since that time.

Note 6: Property, Plant and Equipment
Property, plant and equipment is stated at cost, net of accumulated depreciation and consists of the following:

(In thousands)	November 28, 2015	August 29, 2015
Land	$1,874	$1,874
Buildings and building improvements	53,971	53,388
Machinery and equipment	94,970	94,034
Software	9,454	8,033
Transportation	8,917	8,913
Total property, plant and equipment, gross	169,186	166,242
Less accumulated depreciation	(130,092)	(128,992)
Total property, plant and equipment, net	$39,094	$37,250

On November 30, 2015 we purchased land and buildings from Country Coach in Junction City, Oregon, for approximately $5.7 million for eventual expansion of our motorhome operations.

Note 7: Warranty

We provide our motorhome customers a comprehensive 12-month/15,000-mile warranty on our Class A, B and C motorhomes, and a 3-year/36,000-mile structural warranty on Class A and C sidewalls and floors. We provide a comprehensive 12-month warranty on all towable products. We have voluntarily agreed to pay certain warranty-type costs to help protect the reputation of our products and the goodwill of our customers. Estimated costs related to product warranty are accrued at the time of sale and are based upon past warranty claims and unit sales history and adjusted as required to reflect actual costs incurred, as information becomes available. A significant increase in dealership labor rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize.

Changes in our product warranty liability are as follows:

	Three Months Ended
(In thousands)	November 28, 2015	November 29, 2014
Balance at beginning of period	$11,254	$9,501
Provision	3,594	2,577
Claims paid	(3,263)	(2,988)
Balance at end of period	$11,585	$9,090

Note 8: Employee and Retiree Benefits
Postretirement health care and deferred compensation benefits are as follows:

(In thousands)	November 28, 2015	August 29, 2015
Postretirement health care benefit cost	$5,905	$34,535
Non-qualified deferred compensation	19,092	19,508
Executive share option plan liability	4,196	4,788
SERP benefit liability	2,694	2,649
Executive deferred compensation	376	299
Officer stock-based compensation	255	242
Total postretirement health care and deferred compensation benefits	32,518	62,021
Less current portion	(4,649)	(4,931)
Long-term postretirement health care and deferred compensation benefits	$27,869	$57,090

Postretirement Health Care Benefits
We provide certain health care and other benefits for retired employees hired before April 1, 2001, who have fulfilled eligibility requirements at age 55 with 15 years of continuous service. We use a September 1 measurement date for this plan and our postretirement health care plan currently is not funded.

In Fiscal 2005, through a plan amendment, we established dollar caps on the amount that we will pay for postretirement health care benefits per retiree on an annual basis so that we were not exposed to continued medical inflation. Retirees are required to pay a monthly premium in excess of the employer dollar caps for medical coverage based on years of service and age at retirement.  Each January for the past four years, the employer established dollar caps were reduced by 10% through plan amendments. On September 28, 2015, we announced a plan amendment to our postretirement health care benefits.  Beginning January 1, 2016, postretirement health care benefits will be discontinued for retirees age 65 and over.  We plan to fund a $700,000 health reimbursement account in calendar 2016 to assist retirees with medical expenses. The plan amendment also includes a 10% reduction in employer paid premiums for retirees under age 65. As a result of these amendments, our liability for postretirement health care was reduced as presented in the following table.

Date	Event	Dollar Cap Reduction	Liability Reduction (In thousands)	Amortization Period(1)
Fiscal 2005	Established employer dollar caps		$40,414	11.5	years
January 2012	Reduced employer dollar caps	10%	4,598	7.8	years
January 2013	Reduced employer dollar caps	10%	4,289	7.5	years
January 2014	Reduced employer dollar caps	10%	3,580	7.3	years
January 2015	Reduced employer dollar caps	10%	3,960	7.1	years
January 2016 (2)	Reduce employer dollar caps for retirees under age 65; discontinue retiree benefits for retirees age 65 and over	10%	28,596	6.9	years
(1) Plan amendments are amortized on a straight-line basis over the expected remaining service period of active plan participants.
(2) In accordance with ASC 715, the effects of the plan amendment are accounted for at the date the amendment is adopted and has been communicated to plan participants. The effective date for this plan amendment was September 28, 2015.

Net periodic postretirement benefit income consisted of the following components:

	Three Months Ended
(In thousands)	November 28, 2015	November 29, 2014
Interest cost	$153	$353
Service cost	41	110
Amortization of prior service benefit	(1,713)	(1,291)
Amortization of net actuarial loss	368	316
Net periodic postretirement benefit income	$(1,151)	$(512)

Payments for postretirement health care	$228	$251

Note 9: Shareholders' Equity
Stock-Based Compensation
We have a 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan (as amended, the "Plan") in place as approved by shareholders, which allows us to grant or issue non-qualified stock options, incentive stock options, share awards and other equity compensation to key employees and to non-employee directors.
On October 13, 2015 and October 15, 2014 the Human Resources Committee of the Board of Directors granted an aggregate of 204,200 and 99,600 shares, respectively, of restricted common stock to our key employees and non-employee directors under the Plan. The value of the restricted stock award is determined using the intrinsic value method which, in this case, is based on the number of shares granted and the closing price of our common stock on the date of grant.
Stock-based compensation expense was $623,000 and $901,000 during the first quarters of Fiscal 2016 and 2015, respectively. Of the $623,000 expense recognized in Fiscal 2016, $363,000 related to the October 13, 2015 grant of 204,200 shares. The remainder is related to the amortization of previously granted restricted stock awards, as well as non-employee director stock units issued in lieu of director fees. Compensation expense is recognized over the requisite service period of the award.
Dividends
On October 14, 2015, the Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock, which was paid on November 25, 2015 to shareholders of record at the close of business on November 11, 2015.

On December 16, 2015, the Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock, payable on January 27, 2016 to shareholders of record at the close of business on January 13, 2016.

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
Our repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 18 months, provide that our liability will be the lesser of remaining principal owed by the dealer or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our contingent liability on these repurchase agreements was approximately $390.5 million and $386.0 million at November 28, 2015 and August 29, 2015, respectively.
In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of recreation vehicles to repurchase current inventory if a dealership exits the business. Incremental repurchase exposure beyond existing repurchase agreements, related to dealer inventory in states that we have had historical experience of repurchasing inventory, totaled $7.3 million and $7.2 million at November 28, 2015 and August 29, 2015, respectively.
Our risk of loss related to our repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders although two dealer organizations account for approximately 35% of our revenues. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on the repurchase exposure as previously described, we established an associated loss reserve. Our accrued losses on repurchases were $1.2 million as of November 28, 2015 and $1.3 million as of August 29, 2015.
A summary of repurchase activity is as follows:

	Three Months Ended
(Dollars in thousands)	November 28, 2015	November 29, 2014
Inventory repurchased: (1)
Units	—	54
Dollars	$—	$7,266
Inventory resold:
Units	1	1
Cash collected	$36	$20
(Gain) loss realized	$(1)	$12
Units in ending inventory	—	53
(1) The majority of units in ending inventory at November 29, 2014 were attributed to a single dealership and were resold in the second quarter of Fiscal 2015.

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
For the past several years we have been involved in litigation in Australia seeking to recover from Knott Investments for damages for using our name without our approval. On December 2, 2015 the Federal Court of Australia, New South Wales District Registry, General Division, entered judgment in favor of Winnebago Industries, Inc. and against Knott Investments for damages arising out of its use of the Winnebago name.  Damages awarded were 1% of the total sales of Winnebago branded recreation vehicles from October 14, 2004, through October 17, 2013, plus interest.  That award is likely to exceed $5.0 million, plus attorneys’ fees.  An appeal by Knott Investments is anticipated.

Note 11: Income Taxes
We account for income taxes under ASC 740, Income Taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. On November 20, 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), which requires entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as noncurrent in a classified balance sheet. ASU 2015-17 will become effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016, with early adoption allowed. During the first quarter of Fiscal 2016, we elected to prospectively adopt ASU 2015-17, thus reclassifying $8.1 million of current DTAs to noncurrent on the accompanying consolidated balance sheet. The prior reporting period was not retrospectively adjusted.

We file tax returns in the US federal jurisdiction, as well as various international and state jurisdictions. Although certain years are no longer subject to examinations by the IRS and various state taxing authorities, net operating loss carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities if they either have been or will be used in a future period. As of November 28, 2015, our federal returns from Fiscal 2012 to present continue to be subject to review by the IRS. Currently, the Company's Fiscal 2014 Federal Return is being reviewed. With few exceptions, the state returns from Fiscal 2009 to present continue to be subject to review by the state taxing jurisdictions. At this time, we have one state jurisdiction that is currently reviewing our Fiscal 2012 and Fiscal 2013 returns. A number of years may elapse before an uncertain tax position is audited and finally resolved, and it is often very difficult to predict the outcome of such audits.

As of November 28, 2015, our unrecognized tax benefits were $2.4 million including accrued interest and penalties of $888,000. If we were to prevail on all unrecognized tax benefits recorded, $1.8 million of the $2.4 million would benefit the overall effective tax rate. It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits as tax expense. We do not believe that there will be a significant change in the total amount of unrecognized tax benefits within the next twelve months.

Note 12: Earnings Per Share
The following table reflects the calculation of basic and diluted income per share:

	Three Months Ended
(In thousands, except per share data)	November 28, 2015	November 29, 2014
Income per share - basic
Net income	$8,558	$9,895
Weighted average shares outstanding	26,976	26,969
Net income per share - basic	$0.32	$0.37

Income per share - assuming dilution
Net income	$8,558	$9,895
Weighted average shares outstanding	26,976	26,969
Dilutive impact of awards and options outstanding	91	109
Weighted average shares and potential dilutive shares outstanding	27,067	27,078
Net income per share - assuming dilution	$0.32	$0.37

At the end of the first quarter of Fiscal 2016 and Fiscal 2015, there were options outstanding to purchase 24,000 shares and 212,154 shares, respectively, of common stock at an average price of $33.63 and $29.17, respectively, which were not included in the computation of diluted income per share because they are considered anti-dilutive under the treasury stock method per ASC 260, Earnings Per Share.

Note 13: Comprehensive Income (Loss)

Changes in defined benefit pension items in AOCI, net of tax, were:

	Three Months Ended
(In thousands)	November 28, 2015	November 29, 2014
Balance at beginning of period	$(2,274)	$(1,808)

OCI before reclassifications	17,701	—
Amounts reclassified from AOCI	(829)	(601)
Net current-period OCI	16,872	(601)

Balance at end of period	$14,598	$(2,409)

Reclassifications out of AOCI in net periodic benefit costs, net of tax, were:

		Three Months Ended
(In thousands)	Location on Consolidated Statements of Income and Comprehensive Income	November 28, 2015	November 29, 2014
Amortization of prior service credit	Operating expenses	$(1,060)	$(800)
Amortization of net actuarial loss	Operating expenses	231	199
Total reclassifications		$(829)	$(601)

Note 14: Subsequent Events

On November 30, 2015 we purchased land and buildings from Country Coach for approximately $5.7 million for eventual expansion of our motorhome production facilities as noted in Note 6.

On December 2, 2015 the Federal Court of Australia, New South Wales District Registry, General Division, entered judgment in favor of Winnebago Industries, Inc. and against Knott Investments for damages arising out of its use of the Winnebago name.  See Note 10.

On December 16, 2015 our Board of Directors declared a cash dividend of $0.10 per share as noted in Note 9.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This management's discussion should be read in conjunction with the Unaudited Consolidated Financial Statements contained in this Form 10-Q as well as the Management's Discussion and Analysis and Risk Factors included in our Annual Report on Form 10‑K for the fiscal year ended August 29, 2015 and in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Executive Overview
Winnebago Industries, Inc. is a leading US manufacturer of RVs with a proud history of manufacturing RV products for more than 50 years. We currently produce all of our motorhomes in vertically integrated manufacturing facilities in Iowa and we produce all travel trailer and fifth wheel trailers in Indiana. We distribute our products primarily through independent dealers throughout the US and Canada, who then retail the products to the end consumer.
Our retail unit market share, as reported by Stat Surveys based on state records, is illustrated below. Note that this data is subject to adjustment and is continuously updated.

	Rolling 12 Months Through October		Calendar Year
US and Canada	2015	2014	2014	2013	2012
Motorized A, B, C	20.7%	20.8%	20.7%	18.6%	19.8%
Travel trailer and fifth wheels	0.9%	0.9%	0.8%	1.0%	0.9%

Presented in fiscal quarters, certain key metrics are shown below:

	Class A, B & C Motorhomes				Travel Trailers & Fifth Wheels
			As of Quarter End				As of Quarter End
	Wholesale	Retail	Dealer	Order	Wholesale	Retail	Dealer	Order
(In units)	Deliveries	Registrations	Inventory	Backlog	Deliveries	Registrations	Inventory	Backlog
Q2 2014	2,055	1,283	3,907	2,900	575	394	1,772	206
Q3 2014 (1)	2,331	2,783	3,798	2,357	727	724	1,775	303
Q4 2014	2,364	2,183	3,979	1,899	723	777	1,721	163
Q1 2015	2,031	1,818	4,192	2,122	546	585	1,682	154
Rolling 12 months	8,781	8,067			2,571	2,480
Dec 2013-Nov 2014

Q2 2015	2,104	1,518	4,778	2,275	605	410	1,877	130
Q3 2015	2,596	2,873	4,501	2,279	742	796	1,823	179
Q4 2015	2,366	2,795	4,072	1,754	777	937	1,663	248
Q1 2016	1,921	1,878	4,115	2,412	816	641	1,838	312
Rolling 12 months	8,987	9,064			2,940	2,784
Dec 2014-Nov 2015

Unit change	206	997	(77)	290	369	304	156	158
Percentage change	2.3%	12.4%	(1.8)%	13.7%	14.4%	12.3%	9.3%	102.6%
(1) An additional 343 units were delivered but not included in wholesale deliveries as presented in the table above as the units were subject to repurchase option. These units were included as retail registrations, not in dealer inventory, as the units were immediately placed into rental service once delivered. See Note 5 to the financial statements.

Industry Outlook
Key statistics for the motorhome industry are as follows:

	US and Canada Industry Class A, B & C Motorhomes
	Wholesale Shipments(1)					Retail Registrations(2)
	Calendar Year					Calendar Year
(In units)	2014		2013	Unit Change	% Change	2014		2013	Unit Change	% Change
Q1	11,125		8,500	2,625	30.9%	8,076		7,147	929	13.0%
Q2	12,203		10,972	1,231	11.2%	12,511		10,909	1,602	14.7%
Q3	10,704		9,469	1,235	13.0%	10,740		9,125	1,615	17.7%
Q4	9,919		9,391	528	5.6%	7,605		6,281	1,324	21.1%
Total	43,951		38,332	5,619	14.7%	38,932		33,462	5,470	16.3%
	2015		2014	Unit Change	% Change	2015		2014	Unit Change	% Change
Q1	11,963		11,125	838	7.5%	9,129		8,076	1,053	13.0%
Q2	12,751		12,203	548	4.5%	14,058		12,511	1,547	12.4%
Q3	11,199		10,704	495	4.6%	11,910		10,740	1,170	10.9%
October	4,223		3,915	308	7.9%	3,446		3,127	319	10.2%
November	3,204	(3)	3,119	85	2.7%		(4)	2,497
December	3,296	(3)	2,885	411	14.2%		(4)	1,981
Q4	10,723	(3)	9,919	804	8.1%		(4)	7,605
Total	46,636	(3)	43,951	2,685	6.1%	38,543		38,932

YTD (5)	40,136		37,947	2,189	5.8%	38,543		34,454	4,089	11.9%

(1)	Class A, B and C wholesale shipments as reported by RVIA.

(2)	Class A, B and C retail registrations as reported by Stat Surveys for the US and Canada combined.

(3)
Monthly and quarterly Class A, B and C wholesale shipments are based upon the forecast prepared by Dr. Richard Curtin of the University of Michigan Consumer Survey Research Center for RVIA and reported in the Roadsigns RV Winter 2015 Industry Forecast Issue. The revised RVIA annual 2015 wholesale shipment forecast is 46,900 and the annual forecast for 2016 is 48,500.

(4)	Stat Surveys has not issued a projection for 2015 retail demand for this period.

(5)	YTD wholesale shipments and retail registrations include January through October.

Key statistics for the towable industry are as follows:

	US and Canada Travel Trailer & Fifth Wheel Industry
	Wholesale Shipments(1)					Retail Registrations(2)
	Calendar Year					Calendar Year
(In units)	2014		2013	Unit Change	% Change	2014		2013	Unit Change	% Change
Q1	75,278		66,745	8,533	12.8%	46,178		43,024	3,154	7.3%
Q2	85,648		79,935	5,713	7.1%	100,257		94,805	5,452	5.8%
Q3	65,543		61,251	4,292	7.0%	87,999		79,869	8,130	10.2%
Q4	72,289		60,104	12,185	20.3%	42,911		37,086	5,825	15.7%
Total	298,758		268,035	30,723	11.5%	277,345		254,784	22,561	8.9%
	2015		2014	Unit Change	% Change	2015		2014	Unit Change	% Change
Q1	81,759		75,278	6,481	8.6%	54,232		46,178	8,054	17.4%
Q2	88,988		85,648	3,340	3.9%	111,273		100,257	11,016	11.0%
Q3	68,686		65,543	3,143	4.8%	96,872		87,999	8,873	10.1%
October	28,535		27,372	1,163	4.2%	21,907		19,972	1,935	9.7%
November	21,360	(3)	22,228	(868)	(3.9)%		(4)	12,752
December	23,034	(3)	22,689	345	1.5%		(4)	10,187
Q4	72,929	(3)	72,289	640	0.9%		(4)	42,911
Total	312,362	(3)	298,758	13,604	4.6%	284,284		277,345

YTD (5)	267,968		253,841	14,127	5.6%	284,284		254,406	29,878	11.7%

(1)	Towable wholesale shipments as reported by RVIA.

(2)	Towable retail registrations as reported by Stat Surveys for the US and Canada combined.

(3)
Monthly and quarterly towable wholesale shipments are based upon the forecast prepared by Dr. Richard Curtin of the University of Michigan Consumer Survey Research Center for RVIA and reported in the Roadsigns RV Winter 2015 Industry Forecast Issue. The revised RVIA annual 2015 wholesale shipment forecast is 310,100 and the annual forecast for 2016 is 314,400.

(4)	Stat Surveys has not issued a projection for retail demand for this period.

(5)	YTD wholesale shipments and retail registrations include January through October.

Company Outlook
Based on our profitable operating results in recent years, we believe that we have demonstrated our ability to maintain our liquidity, cover operations costs, recover fixed assets, and maintain physical capacity at present levels. Now that we have entered into the towable market, we are growing revenues and earnings in a market significantly larger than the motorized market.

Our motorized production facilities are currently located in largely rural areas of northern Iowa. In addition, the unemployment rate in these areas is currently low. These factors limit our ability to increase motorized production volumes at a more rapid pace. To overcome these labor shortages we began expanding within the state of Iowa. In Fiscal 2014 we leased an additional manufacturing facility in Lake Mills which is now in production. In the third quarter of Fiscal 2015 we purchased a facility in Waverly, which will be ready for production later this fiscal year. On November 30, 2015 we purchased a production facility in Junction City, Oregon. We plan to invest a total of $15 - $20 million as we move production of select diesel products to this West Coast facility. We believe that this move will allow our Forest City facility to increase production of Class A gas and Class C motorhomes. These expansions are intended to facilitate the increased production rate and to reach additional labor markets.

In addition to finding alternative locations, we have re-evaluated the manner in which we deploy labor in our Forest City facility. We are in the process of exiting our bus and aluminum extrusion operations.  Both of these operations provided very low margins while consuming production labor. We intend to redeploy these labor resources to the higher-margin motorized operations. In October 2015, we sold assets related to our bus operations and we expect to exit aluminum extrusion operations by the end of the fiscal year.

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

Our unit order backlog was as follows:

	As Of
(In units)	November 28, 2015		November 29, 2014		(Decrease) Increase	% Change
Class A gas	315	13.1%	429	20.2%	(114)	(26.6)%
Class A diesel	189	7.8%	303	14.3%	(114)	(37.6)%
Total Class A	504	20.9%	732	34.5%	(228)	(31.1)%
Class B	450	18.7%	340	16.0%	110	32.4%
Class C	1,458	60.4%	1,050	49.5%	408	38.9%
Total motorhome backlog(1)	2,412	100.0%	2,122	100.0%	290	13.7%

Travel trailer	238	76.3%	94	61.0%	144	153.2%
Fifth wheel	74	23.7%	60	39.0%	14	23.3%
Total towable backlog(1)	312	100.0%	154	100.0%	158	102.6%

Approximate backlog revenue in thousands(2)
Motorhomes	$222,055		$201,373		$20,682	10.3%
Towables	$7,249		$4,837		$2,412	49.9%

(1)
We include in our backlog all accepted purchase orders from dealers to be shipped within the next six months. Orders in backlog can be cancelled or postponed at the option of the dealer at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Our unit dealer inventory was as follows:

	November 28, 2015	November 29, 2014	(Decrease) Increase	% Change
Motorhomes	4,115	4,192	(77)	(1.8)%
Towables	1,838	1,682	156	9.3%

A key metric used to evaluate dealer inventory levels is the retail turn rate (12 month retail volume/current dealer inventory). At the end of the first quarter of Fiscal 2016 the retail turn rate was over 2.2 turns which we feel reflects the alignment between retail demand and our dealers' inventory.

At the December 2014 Board of Directors meeting, two strategic initiatives were approved and, as a result, commenced in the second quarter of Fiscal 2015. Both of these projects represent significant investments that we believe will contribute to our future success.

•
The first strategic initiative, the execution of an ERP system implementation to replace all legacy business applications is progressing according to plans. During the first quarter of Fiscal 2016, the system has gone “live” for Finance and the Towables operation. The next two phases of implementation will involve launching the human resources/payroll areas and then to enable ERP functionality at our newly acquired West Coast Facilities. As we gain more experience and expertise with the new toolset and access to data the new ERP platform affords, we will continue to identify, and in some cases quantify, optimization opportunities in our supply chain, engineering, manufacturing and other business areas. We anticipate that approximately 40% of the cost will be immediately expensed over the life of the project and 60% will be capitalized. As components of the ERP are placed in service, we will depreciate over a 10-year life. The following table illustrates the project costs in Fiscal 2015 and 2016 thus far:

	Fiscal 2015				Fiscal 2016	Cumulative
(In thousands)	Q2	Q3	Q4	YTD	Q1	Investment
Capitalized	$537	$884	$1,870	$3,291	$1,412	$4,703	(1)	55%
Expensed	652	611	1,265	2,528	1,363	3,891		45%
Total	$1,189	$1,495	$3,135	$5,819	$2,775	$8,594		100%
(1) During the first quarter of Fiscal 2016, we placed in service $1.7 million of our cumulative capitalized investment.

Our original cost estimate for this project was $12 - $16 million to be completed over a three-year time frame that included software, external implementation assistance and increased internal staffing directly related to this initiative. Now that we have purchased additional facilities in Oregon for motorhome production expansion as well as determined that additional outside expertise is needed to integrate the Oregon facility into our PLM system and to support BOM simplification within our timetable, our total cost estimate for our ERP implementation project has increased to $25 million as illustrated in the the table below:

(In thousands)	Original Estimate	West Coast Expansion	PLM Integration	BOM Simplification	Revised Estimate
Capitalized	$9,600	$2,880	$1,320	$1,200	$15,000
Expensed	6,400	1,920	880	800	10,000
Total	$16,000	$4,800	$2,200	$2,000	$25,000

We are still planning that this project will be completed in Fiscal 2017.

•
The second initiative is a strategic sourcing project with the objective of obtaining long-term material cost savings through standardizing our purchasing processes, optimizing our supplier relationships and improving our current sourcing methodologies. We engaged external support with deep domain expertise to help us launch the project and incurred $1.6 million in general and administrative expenses for this assistance in Fiscal 2015. We incurred approximately $200,000 general and administrative expense in the first quarter of Fiscal 2016 ($140,000 was incurred in the prior year) related to this project, which is less than what was originally planned, as project management was transitioned to internal resources in the first quarter. When all commodities have been through the strategic sourcing process (expected by June 2016), we anticipate this project will provide gross margin expansion of 30 to 50 basis points as we increase our efficiency in acquiring raw materials.

Results of Operations
Current Quarter Compared to the Comparable Quarter Last Year
The following is an analysis of changes in key items included in the statements of operations:

	Three Months Ended
(In thousands, except percent and per share data)	November 28, 2015	% of Revenues(1)	November 29, 2014	% of Revenues(1)	(Decrease) Increase	% Change
Net revenues	$214,223	100.0%	$224,403	100.0%	$(10,180)	(4.5)%
Cost of goods sold	188,974	88.2%	200,017	89.1%	(11,043)	(5.5)%
Gross profit	25,249	11.8%	24,386	10.9%	863	3.5%

Selling	5,015	2.3%	4,707	2.1%	308	6.5%
General and administrative	7,475	3.5%	5,237	2.3%	2,238	42.7%
Operating expenses	12,490	5.8%	9,944	4.4%	2,546	25.6%

Operating income	12,759	6.0%	14,442	6.4%	(1,683)	(11.7)%
Non-operating income	135	0.1%	7	—%	128	NMF
Income before income taxes	12,894	6.0%	14,449	6.4%	(1,555)	(10.8)%
Provision for taxes	4,336	2.0%	4,554	2.0%	(218)	(4.8)%
Net income	$8,558	4.0%	$9,895	4.4%	$(1,337)	(13.5)%

Diluted income per share	$0.32		$0.37		$(0.05)	(13.5)%
Diluted average shares outstanding	27,067		27,078		(11)	—%
(1) Percentages may not add due to rounding differences.

Motorhome unit deliveries and ASP, net of discounts, consisted of the following:

	Three Months Ended
	November 28, 2015	Product Mix % (1)	November 29, 2014	Product Mix % (1)	(Decrease) Increase	% Change
Unit deliveries (in units):
Class A gas	565	29.4%	615	30.3%	(50)	(8.1)%
Class A diesel	186	9.7%	312	15.4%	(126)	(40.4)%
Total Class A	751	39.1%	927	45.6%	(176)	(19.0)%
Class B	239	12.4%	188	9.3%	51	27.1%
Class C	931	48.5%	916	45.1%	15	1.6%
Total motorhome deliveries	1,921	100.0%	2,031	100.0%	(110)	(5.4)%

ASP:
Class A gas	$102,535		$96,843		$5,692	5.9%
Class A diesel	$190,842		$188,829		$2,013	1.1%
Total Class A	$124,406		$127,803		$(3,397)	(2.7)%
Class B	$72,886		$76,795		$(3,909)	(5.1)%
Class C	$82,914		$72,859		$10,055	13.8%
Total motorhome ASP	$97,887		$98,301		$(414)	(0.4)%
(1) Percentages may not add due to rounding differences.

Towables unit deliveries and ASP, net of discounts, consisted of the following:

	Three Months Ended
	November 28, 2015	Product Mix % (1)	November 29, 2014	Product Mix % (1)	Increase (Decrease)	% Change
Unit deliveries (in units):
Travel trailer	724	88.7%	461	84.4%	263	57.0%
Fifth wheel	92	11.3%	85	15.6%	7	8.2%
Total Towables deliveries	816	100.0%	546	100.0%	270	49.5%

ASP:
Travel trailer	$18,375		$20,845		$(2,470)	(11.8)%
Fifth wheel	38,865		47,965		(9,100)	(19.0)%
Total Towables ASP	20,685		25,067		(4,382)	(17.5)%
(1) Percentages may not add due to rounding differences.

Net revenues consisted of the following:

	Three Months Ended
(In thousands)	November 28, 2015		November 29, 2014		(Decrease) Increase	% Change
Motorhomes (1)	$191,495	89.4%	$203,042	90.5%	$(11,547)	(5.7)%
Towables (2)	16,883	7.9%	13,606	6.1%	3,277	24.1%
Other manufactured products	5,845	2.7%	7,755	3.5%	(1,910)	(24.6)%
Total net revenues	$214,223	100.0%	$224,403	100.0%	$(10,180)	(4.5)%

(1)	Includes motorhome units, parts and services, and net motorhome lease revenue.

(2)	Includes towable units and parts.

Motorhome net revenues decreased $11.5 million or 5.7% in the first quarter of Fiscal 2016 attributed primarily to a 5.4% decrease in unit deliveries mostly due to a decrease in Class A products shifting to Class B and C unit sales in the first quarter of Fiscal 2016. This trend in part reflects the limited motorized labor capacity and the decision we’ve made regarding where to best allocate production capacity. Additionally, the lower unit volume is due in part to renewed focus on line completion rates and production quality.

The increase in Towables revenues of $3.3 million or 24.1% was attributed to a 49.5% increase in unit deliveries partially offset by a decrease in ASP of 17.5% as compared to the first quarter of Fiscal 2015. The decrease in ASP was primarily a result of a mix shift of to lower priced travel trailers.

Cost of goods sold was $189.0 million, or 88.2% of net revenues for the first quarter of Fiscal 2016 compared to $200.0 million, or 89.1% of net revenues for the same period a year ago due to the following:

•	Total variable costs (materials, direct labor, variable overhead, delivery expense and warranty), as a percent of net revenues, decreased from 83.9% to 83.6%.

•
Fixed overhead (manufacturing support labor, depreciation and facility costs) and research and development-related costs decreased from 5.2% to 4.7% of net revenues due to greater absorption of fixed costs.

•
All factors considered, gross profit increased from 10.9% to 11.8% of net revenues. Both motorhomes and Towables showed improved margins in the first quarter of Fiscal 2016 compared to the same period in Fiscal 2015. Motorized margins improved as a result of the following key items: improved product mix, lower workers' compensation expense, and cost savings from our strategic sourcing project. Partially offsetting these reductions were cost pressures from labor-related manufacturing inefficiencies and increased warranty expense.

Selling expenses were $5.0 million and $4.7 million, or 2.3% and 2.1% of net revenues in the first quarter of Fiscal 2016 and Fiscal 2015, respectively. Increases in the first quarter of Fiscal 2016 included additional advertising and product promotion expenses as compared to the prior year.
General and administrative expenses were $7.5 million and $5.2 million, or 3.5% and 2.3% of net revenues in the first quarter of Fiscal 2016 and Fiscal 2015, respectively. Increases in the first quarter of Fiscal 2016 were primarily related to $1.4 million of incremental costs associated with ERP implementation and increased professional and legal fees.
Non-operating income of $135,000 in the first quarter of Fiscal 2016 was primarily due to proceeds from our COLI policies.
The overall effective income tax rate for the first quarter of Fiscal 2016 was 33.6% compared to the effective tax rate of 31.5% for the same period in Fiscal 2015. The increase in tax rate for the first quarter of Fiscal 2016 is primarily a result of a lower level of tax planning initiatives recorded during the quarter compared to the same period last year.
Net income and diluted income per share were $8.6 million and $0.32 per share, respectively, for the first quarter of Fiscal 2016. In the first quarter of Fiscal 2015, net income was $9.9 million and diluted income was $0.37 per share.

Other Balance Sheet Changes

As discussed in Note 8, in the first quarter of Fiscal 2016 we announced a plan amendment reducing our postretirement health care benefits. As a result of the plan amendment, our postretirement health care liability was reduced from $34.5 million at August 29, 2015 to $5.9 million at November 28, 2015, or a reduction of $28.6 million; our deferred tax assets decreased by $10.9 million and AOCI increased by $17.7 million.

Analysis of Financial Condition, Liquidity and Resources
Cash and cash equivalents decreased $14.5 million during the first three months of Fiscal 2016 and totaled $55.7 million as of November 28, 2015. Significant liquidity events that occurred during the first three months of Fiscal 2016 were:

•	Generation of net income of $8.6 million

•	Purchases of property and equipment of $3.1 million

•	Increase in inventory of $24.1 million

•	Dividend payments of $2.7 million

We have the ability to borrow $35.0 million through our Amended Credit Agreement with GECC, a revolving credit facility based on our eligible inventory and certain receivables. In addition, the Amended Credit Agreement also includes a framework to expand the size of the facility up to $50.0 million, based on mutually agreeable terms at the time of the expansion. We are in compliance with all material terms in the Amended Credit Agreement and have no outstanding borrowings at November 28, 2015.
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
Working capital at November 28, 2015 and August 29, 2015 was $178.2 million and $184.6 million, respectively, a decrease of $6.4 million. We currently expect cash on hand, cash collected on receivables, funds generated from operations and the availability under a credit facility to be sufficient to cover both short-term and long-term operating requirements for Fiscal 2016. We anticipate capital expenditures in Fiscal 2016 to be approximately $20 - $30 million. In addition to the normal $8 - $10 million of maintenance spend for our current facilities, we will continue to invest in our ERP system and capacity expansion investments.
We made share repurchases of $705,000 in the first three months of Fiscal 2016. If we believe the common stock is trading at attractive levels and reflects a prudent use of our capital, subject to compliance with our agreement with GECC, we may purchase additional shares in the remainder of Fiscal 2016. At November 28, 2015 we have $6.4 million remaining on our board repurchase authorization. See Part II, Item 2 of this Form 10-Q.
Operating Activities
Cash used in operating activities was $8.1 million for the three months ended November 28, 2015 compared to $19.6 million for the three months ended November 29, 2014. In Fiscal 2016 the combination of net income of $8.6 million and changes in non-cash charges (e.g., depreciation, LIFO, stock-based compensation, deferred income taxes) provided $9.8 million of operating cash. Changes in assets and liabilities (primarily an increase in inventories) used $17.8 million of operating cash. In the first three months of Fiscal 2015, the combination of net income of $9.9 million and changes in non-cash charges (e.g., depreciation, LIFO, stock-based compensation, deferred income taxes) provided $11.4 million of operating cash. Changes in assets and liabilities (primarily increases in inventories) used $31.1 million of operating cash.
Investing Activities
Cash used in investing activities of $3.0 million for the three months ended November 28, 2015 was due primarily to capital expenditures of $3.1 million. In the three months ended November 29, 2014, cash used in investing activities of $2.0 million was due primarily to capital expenditures of $2.3 million.
Financing Activities
Cash used in financing activities of $3.4 million for the three months ended November 28, 2015 was primarily due to $2.7 million for the payment of dividends and $705,000 in repurchases of our stock. Cash used in financing activities of $8.4 million for the three months ended November 29, 2014 was primarily due to $6.0 million for repurchases of our stock and $2.4 million for payments of dividends.

Significant Accounting Policies

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 29, 2015. We discuss our critical accounting estimates in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended August 29, 2015. We refer to these disclosures for a detailed explanation of our significant accounting policies and critical accounting estimates. There has been no significant change in our significant accounting policies or critical accounting estimates since the end of Fiscal 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain "disclosure controls and procedures", as such term is defined under Securities Exchange Act of 1934, as amended ("Exchange Act") Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures and believes such controls and procedures are effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting
During the first quarter of Fiscal 2016, we had a change in our internal control over financial reporting that occurred as a result of our implementation of a new ERP system that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the first quarter of Fiscal 2016, our new ERP system replaced our legacy system for our Finance area and the Towables business. Our new ERP system is intended to provide us with enhanced transactional processing and management tools compared to our legacy system. The new system was subject to extensive testing and data reconciliation during implementation.

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

For the past several years we have been involved in litigation in Australia seeking to recover from Knott Investments for damages for using our name without our approval. On December 2, 2015 the Federal Court of Australia, New South Wales District Registry, General Division, entered judgment in favor of Winnebago Industries, Inc. and against Knott Investments for damages arising out of its use of the Winnebago name.  Damages awarded were 1% of the total sales of Winnebago branded recreation vehicles from October 14, 2004, through October 17, 2013, plus interest.  That award is likely to exceed $5.0 million, plus attorneys’ fees.  An appeal by Knott Investments is anticipated.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10‑K for the fiscal year ended August 29, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 19, 2007, the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $60 million. There is no time restriction on this authorization. During the first quarter of Fiscal 2016, 35,628 shares were repurchased under the authorization, at an aggregate cost of $705,000. All of these shares were repurchased from employees who vested in Winnebago Industries shares during the first quarter of Fiscal 2016 and elected to pay their payroll tax via shares as opposed to cash. As of November 28, 2015, there was approximately $6.4 million remaining under this authorization.
Purchases of our common stock during each fiscal month of the first quarter of Fiscal 2016 were:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
08/30/15 - 10/03/15	767	$19.67	767	$7,048,000
10/04/15 - 10/31/15	34,861	$19.79	34,861	$6,358,000
11/01/15 - 11/28/15	—	$—	—	$6,358,000
Total	35,628	$19.79	35,628	$6,358,000

Our Amended Credit Agreement contains covenants that limit our ability to pay certain cash dividends without impacting financial ratio covenants.

Item 6. Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated December 23, 2015.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated December 23, 2015.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated December 23, 2015.

32.2	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated December 23, 2015.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*Attached as Exhibit 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended November 28, 2015 formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations and Comprehensive Income, (iii) the Unaudited Consolidated Statement of Cash Flows, and (iv) related notes to these financial statements. Such exhibits are deemed furnished and not filed pursuant to Rule 406T of Regulation S-T.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.

Date:	December 23, 2015	By	/s/ Lawrence A. Erickson
Lawrence A. Erickson
Interim Chief Executive Officer, Chairman of the Board
(Principal Executive Officer)

Date:	December 23, 2015	By	/s/ Sarah N. Nielsen
Sarah N. Nielsen
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)