Form 10-Q
period 2016-02-27
WINNEBAGO INDUSTRIES INC
filed 2016-03-24
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 27, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, par value $0.50 per share, outstanding March 23, 2016 was 26,891,658.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Winnebago Industries, Inc.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	February 27, 2016	February 28, 2015	February 27, 2016	February 28, 2015
Net revenues	$225,672	$234,543	$439,895	$458,946
Cost of goods sold	200,396	210,285	389,370	410,302
Gross profit	25,276	24,258	50,525	48,644
Operating expenses:
Selling	4,929	4,846	9,944	9,553
General and administrative	6,844	7,464	14,319	12,701
Total operating expenses	11,773	12,310	24,263	22,254
Operating income	13,503	11,948	26,262	26,390
Non-operating (expense) income	(18)	28	117	35
Income before income taxes	13,485	11,976	26,379	26,425
Provision for taxes	4,131	3,880	8,467	8,434
Net income	$9,354	$8,096	$17,912	$17,991

Income per common share:
Basic	$0.35	$0.30	$0.66	$0.67
Diluted	$0.35	$0.30	$0.66	$0.67

Weighted average common shares outstanding:
Basic	26,936	26,924	26,956	26,946
Diluted	27,015	27,018	27,042	27,048

Dividends paid per common share	$0.10	$0.09	$0.20	$0.18

Net income	$9,354	$8,096	$17,912	$17,991
Other comprehensive (loss) income:
Amortization of prior service credit (net of tax of $764, $506, $1,417 and $998)	(1,242)	(822)	(2,302)	(1,622)
Amortization of net actuarial loss (net of tax of $160, $136, $302 and $258)	260	220	491	419
Plan amendment (net of tax of $0, $581, $10,895 and $581)	—	944	17,701	944
Total other comprehensive (loss) income	(982)	342	15,890	(259)
Comprehensive income	$8,372	$8,438	$33,802	$17,732

See notes to consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except per share data)	February 27, 2016	August 29, 2015
Assets
Current assets:
Cash and cash equivalents	$36,872	$70,239
Receivables, less allowance for doubtful accounts ($146 and $120)	70,060	66,936
Inventories	134,169	112,165
Prepaid expenses and other assets	13,038	6,882
Deferred income taxes	—	9,995
Total current assets	254,139	266,217
Property, plant and equipment, net	50,719	37,250
Investment in life insurance	26,531	26,172
Deferred income taxes	19,844	21,994
Other assets	9,109	10,541
Total assets	$360,342	$362,174

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$41,461	$33,158
Income taxes payable	—	2,314
Accrued expenses:
Accrued compensation	14,334	18,346
Product warranties	11,727	11,254
Self-insurance	5,780	6,242
Accrued loss on repurchases	1,039	1,329
Promotional	4,255	3,149
Other	5,293	5,818
Total current liabilities	83,889	81,610
Non-current liabilities:
Unrecognized tax benefits	2,248	2,511
Postretirement health care and deferred compensation benefits	26,572	57,090
Total non-current liabilities	28,820	59,601
Contingent liabilities and commitments
Shareholders' equity:
Capital stock common, par value $0.50; authorized 60,000 shares, issued 51,776 shares	25,888	25,888
Additional paid-in capital	31,649	32,018
Retained earnings	598,399	585,941
Accumulated other comprehensive income (loss)	13,616	(2,274)
Treasury stock, at cost (24,885 and 24,825 shares)	(421,919)	(420,610)
Total shareholders' equity	247,633	220,963
Total liabilities and shareholders' equity	$360,342	$362,174

See notes to consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(In thousands)	February 27, 2016	February 28, 2015
Operating activities:
Net income	$17,912	$17,991
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,763	2,125
LIFO expense	588	626
Stock-based compensation	1,266	1,348
Deferred income taxes	819	7,127
Postretirement benefit income and deferred compensation expense	(1,915)	(338)
Provision for doubtful accounts	7	2
Loss (gain) on disposal of property	10	(35)
Gain on life insurance	(118)	—
Increase in cash surrender value of life insurance policies	(401)	(462)
Change in assets and liabilities:
Inventories	(22,592)	(37,619)
Receivables, prepaid and other assets	(8,988)	(7,560)
Investment in operating leases, net of repurchase obligations	—	(72)
Income taxes and unrecognized tax benefits	(1,456)	(11,258)
Accounts payable and accrued expenses	5,265	(4,075)
Postretirement and deferred compensation benefits	(1,972)	(1,852)
Net cash used in operating activities	(8,812)	(34,052)

Investing activities:
Purchases of property, plant and equipment	(16,357)	(5,154)
Proceeds from the sale of property	10	43
Proceeds from life insurance	295	—
Other	(3)	294
Net cash used in investing activities	(16,055)	(4,817)

Financing activities:
Payments for purchases of common stock	(3,054)	(6,141)
Payments of cash dividends	(5,455)	(4,883)
Borrowings on loans	—	22,000
Repayments of loans	—	(22,000)
Other	9	27
Net cash used in financing activities	(8,500)	(10,997)

Net decrease in cash and cash equivalents	(33,367)	(49,866)
Cash and cash equivalents at beginning of period	70,239	57,804
Cash and cash equivalents at end of period	$36,872	$7,938

Supplement cash flow disclosure:
Income taxes paid, net	$12,848	$12,565
Interest paid	$—	$10

Non-cash transactions:
Capital expenditures in accounts payable	$750	$—
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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly our consolidated financial position as of February 27, 2016 and the consolidated results of income and comprehensive income and consolidated cash flows for the first six months of Fiscal 2016 and 2015. The consolidated statement of income and comprehensive income for the first six months of Fiscal 2016 is not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet data as of August 29, 2015 was derived from audited financial statements, but does not include all of the information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the fiscal year ended August 29, 2015.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), to simplify the presentation of deferred income taxes. Under the new standard, both deferred tax liabilities and assets are required to be classified as noncurrent in a classified balance sheet. During the first quarter of Fiscal 2016, we elected to prospectively adopt ASU 2015-17, thus reclassifying current deferred tax assets to noncurrent on the accompanying consolidated balance sheet. The prior reporting period was not retrospectively adjusted. The adoption of this guidance had no impact on our consolidated statements of income and comprehensive income.

Note 2: Concentration Risk

One of our dealer organizations accounted for 21.2% and 20.1% of our consolidated net revenues for the first six months of Fiscal 2016 and Fiscal 2015, respectively. A second dealer organization accounted for 16.4% and 19.2% of our consolidated net revenues for the first six months of Fiscal 2016 and Fiscal 2015, respectively. The loss of either or both of these dealer organizations could have a significant adverse effect on our business. In addition, deterioration in the liquidity or creditworthiness of these dealers could negatively impact our sales and could trigger repurchase obligations under our repurchase agreements.

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

The following tables set forth by level within the fair value hierarchy our financial assets that were accounted for at fair value on a recurring basis at February 27, 2016 and August 29, 2015 according to the valuation techniques we used to determine their fair values:

		Fair Value Measurements Using Inputs Considered As
(In thousands)	Fair Value at February 27, 2016	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs
Cash equivalents	$28,146	$28,146	$—	$—
Assets that fund deferred compensation:
Domestic equity funds	3,921	3,853	68	—
International equity funds	254	227	27	—
Fixed income funds	274	229	45	—
Total assets at fair value	$32,595	$32,455	$140	$—

		Fair Value Measurements Using Inputs Considered As
(In thousands)	Fair Value at August 29, 2015	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs
Cash equivalents	$63,107	$63,107	$—	$—
Assets that fund deferred compensation:
Domestic equity funds	4,937	4,894	43	—
International equity funds	493	477	16	—
Fixed income funds	284	251	33	—
Total assets at fair value	$68,821	$68,729	$92	$—

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Cash Equivalents
The carrying value of cash equivalents approximates fair value as original maturities are less than three months. Our cash equivalents are comprised of money market funds traded in an active market with no restrictions and are included in cash and cash equivalents on the accompanying consolidated balance sheets.

Assets that Fund Deferred Compensation
Our assets that fund deferred compensation are marketable equity securities measured at fair value using quoted market prices and primarily consist of equity-based mutual funds. The majority of which are classified as Level 1 as they are traded in an active market for which closing stock prices are readily available. These securities fund the Executive share option plan and the Executive deferred compensation plan (see Note 7). The assets related to these deferred compensation plans that will expire within a year are included in prepaid expenses and other assets in the accompanying consolidated balance sheets; the remaining noncurrent assets are included in other assets.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Our non-financial assets, which include goodwill and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, we must evaluate the non-financial asset for impairment. If an impairment did occur, the asset is required to be recorded at the estimated fair value. During the first six months of Fiscal 2016, no impairments were recorded for non-financial assets.

Note 4: Inventories
Inventories consist of the following:

(In thousands)	February 27, 2016	August 29, 2015
Finished goods	$28,068	$12,179
Work-in-process	74,998	66,602
Raw materials	64,235	65,928
Total	167,301	144,709
LIFO reserve	(33,132)	(32,544)
Total inventories	$134,169	$112,165
The above value of inventories, before reduction for the LIFO reserve, approximates replacement cost at the respective dates. Of the $167.3 million and $144.7 million inventory at February 27, 2016 and August 29, 2015, respectively, $154.5 million and $136.3 million is valued on a LIFO basis; the remaining inventories of $12.8 million and $8.4 million at February 27, 2016 and August 29, 2015, respectively, are valued on a FIFO basis.

Note 5: Property, Plant and Equipment
Property, plant and equipment is stated at cost, net of accumulated depreciation and consists of the following:

(In thousands)	February 27, 2016	August 29, 2015
Land	$3,864	$1,874
Buildings and building improvements	61,207	53,388
Machinery and equipment	96,670	94,034
Software	11,523	8,033
Transportation	8,939	8,913
Total property, plant and equipment, gross	182,203	166,242
Less accumulated depreciation	(131,484)	(128,992)
Total property, plant and equipment, net	$50,719	$37,250

On November 30, 2015 we purchased land and buildings from Country Coach in Junction City, OR for approximately $5.7 million. On January 6, 2016 we purchased adjacent property in Junction City, OR for approximately $4.0 million. These properties will be used for expansion of our West Coast motorhome and service operations.

Note 6: Warranty

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

Changes in our product warranty liability are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	February 27, 2016	February 28, 2015	February 27, 2016	February 28, 2015
Balance at beginning of period	$11,585	$9,090	$11,254	$9,501
Provision	3,439	2,269	7,467	4,846
Claims paid	(3,297)	(1,503)	(6,994)	(4,491)
Balance at end of period	$11,727	$9,856	$11,727	$9,856

Note 7: Employee and Retiree Benefits
Postretirement health care and deferred compensation benefits are as follows:

(In thousands)	February 27, 2016	August 29, 2015
Postretirement health care benefit cost	$5,707	$34,535
Non-qualified deferred compensation	18,711	19,508
Executive share option plan liability	3,639	4,788
SERP benefit liability	2,737	2,649
Executive deferred compensation	338	299
Officer stock-based compensation	211	242
Total postretirement health care and deferred compensation benefits	31,343	62,021
Less current portion	(4,771)	(4,931)
Long-term postretirement health care and deferred compensation benefits	$26,572	$57,090

Postretirement Health Care Benefits
We provide certain health care and other benefits for retired employees hired before April 1, 2001, who have fulfilled eligibility requirements at age 55 with 15 years of continuous service. We use a September 1 measurement date for this plan and our postretirement health care plan currently is not funded.

In Fiscal 2005, through a plan amendment, we established dollar caps on the amount that we will pay for postretirement health care benefits per retiree on an annual basis so that we were not exposed to continued medical inflation. Retirees are required to pay a monthly premium in excess of the employer dollar caps for medical coverage based on years of service and age at retirement.  Each year from 2012 to 2015, the employer established dollar caps were reduced by 10% through plan amendments. On September 28, 2015, we announced a plan amendment to our postretirement health care benefits.  On January 1, 2016, postretirement health care benefits were discontinued for retirees age 65 and over.  We will fund up to a $700,000 health reimbursement account in calendar 2016 to assist retirees over age 65 with medical expenses. The plan amendment also includes a 10% reduction in employer paid premiums for retirees under age 65. As a result of these amendments, our liability for postretirement health care was reduced as presented in the following table.

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

Net periodic postretirement benefit income consisted of the following components:

	Three Months Ended		Six Months Ended
(In thousands)	February 27, 2016	February 28, 2015	February 27, 2016	February 28, 2015
Interest cost	$58	$332	$211	$685
Service cost	23	103	63	213
Amortization of prior service benefit	(2,008)	(1,327)	(3,720)	(2,620)
Amortization of net actuarial loss	415	351	782	667
Net periodic postretirement benefit income	$(1,512)	$(541)	$(2,664)	$(1,055)

Payments for postretirement health care	$278	$225	$506	$476

Note 8: Shareholders' Equity
Stock-Based Compensation
We have a 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan (as amended, the "Plan") in place as approved by shareholders, which allows us to grant or issue non-qualified stock options, incentive stock options, share awards and other equity compensation to key employees and to non-employee directors.
On October 13, 2015 and October 15, 2014 the Human Resources Committee of the Board of Directors granted an aggregate of 204,200 and 99,600 shares, respectively, of restricted common stock to our key employees and non-employee directors under the Plan. The Human Resources Committee of the Board of Directors granted Michael J. Happe incentive stock options of 10,000 shares and restricted stock awards of 10,000 shares in January, 2016, fulfilling terms of his employment contract. The value of the restricted stock award is determined using the intrinsic value method which, in this case, is based on the number of shares granted and the closing price of our common stock on the date of grant.
Stock-based compensation expense was $642,000 and $447,000 during the second quarters of Fiscal 2016 and 2015, respectively. Stock-based compensation expense was $1.3 million and $1.3 million during the first six months of Fiscal 2016 and 2015, respectively. Of the $1.3 million expense recognized in Fiscal 2016, $795,000 related to the October 13, 2015 grant of 204,200 shares. The remainder is related to the amortization of previously granted restricted stock awards, non-employee director stock units issued in lieu of director fees and the CEO stock grants. Compensation expense is recognized over the requisite service period of the award.
Dividends
On December 16, 2015, the Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock, which was paid on January 27, 2016 to shareholders of record at the close of business on January 13, 2016.

On March 16, 2016, the Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock, payable on April 27, 2016 to shareholders of record at the close of business on April 13, 2016.

Note 9: Contingent Liabilities and Commitments
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
Our repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 18 months, provide that our liability will be the lesser of remaining principal owed by the dealer or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our contingent liability on these repurchase agreements was approximately $434.7 million and $386.0 million at February 27, 2016 and August 29, 2015, respectively.
In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of recreation vehicles to repurchase current inventory if a dealership exits the business. Incremental repurchase exposure beyond existing repurchase agreements, related to dealer inventory in states that we have had historical experience of repurchasing inventory, totaled $7.3 million and $7.2 million at February 27, 2016 and August 29, 2015, respectively.
Our risk of loss related to our repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders although two dealer organizations account for approximately 38% of our revenues. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on the repurchase exposure as previously described, we established an associated loss reserve. Our accrued losses on repurchases were $1.0 million as of February 27, 2016 and $1.3 million as of August 29, 2015.
A summary of repurchase activity is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	February 27, 2016	February 28, 2015 (1)	February 27, 2016	February 28, 2015 (1)
Inventory repurchased	$—	$—	$—	$7,156
Cash collected on resold inventory	$—	$6,102	$36	$6,140
Loss (gain) realized on resold inventory	$—	$1,022	$(1)	$1,033
(1) The majority of inventory repurchased and resold in the three and six months ending February 28, 2015 were attributed to a single dealership.

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
For the past several years we have been involved in litigation in Australia seeking to recover from Knott Investments for damages arising from Knott Investments using our name on RVs without our approval. On December 2, 2015 the Federal Court of Australia, New South Wales District Registry, General Division, entered judgment in our favor and against Knott Investments for damages arising out of its use of the Winnebago name.  Damages awarded were 1% of the total sales of Winnebago branded recreation vehicles from October 14, 2004, through October 17, 2013, plus interest.  That award is likely to exceed $5.0 million, plus attorneys’ fees.  Knott Investments has filed an appeal, and therefore the likelihood and timing of any recovery is uncertain.

Note 10: Income Taxes
We account for income taxes under ASC 740, Income Taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns.

We file tax returns in the US federal jurisdiction, as well as various international and state jurisdictions. Although certain years are no longer subject to examination by the IRS and various state taxing authorities, net operating loss carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities if they either have been or will be used in a future period. As of February 27, 2016, our federal returns from Fiscal 2012 to present continue to be subject to review by the IRS. Currently, the Company's Fiscal 2014 Federal Return is being reviewed. With few exceptions, the state returns from Fiscal 2009 to present continue to be subject to review by the state taxing jurisdictions. During the second quarter of Fiscal 2016, we finalized the audit with a state taxing jurisdiction on our Fiscal 2012 and 2013 returns with no material adjustment. We were recently notified by another taxing jurisdiction regarding another audit. A number of years may elapse before an uncertain tax position is audited and finally resolved, and it is often very difficult to predict the outcome of such audits.

As of February 27, 2016, our unrecognized tax benefits were $2.2 million including accrued interest and penalties of $804,000. If we were to prevail on all unrecognized tax benefits recorded, $1.7 million of the $2.2 million would benefit the overall effective tax rate. It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits as tax expense. We do not believe that there will be a significant change in the total amount of unrecognized tax benefits within the next twelve months.

Note 11: Earnings Per Share
The following table reflects the calculation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	February 27, 2016	February 28, 2015	February 27, 2016	February 28, 2015
Income per share - basic
Net income	$9,354	$8,096	$17,912	$17,991
Weighted average shares outstanding	26,936	26,924	26,956	26,946
Net income per share - basic	$0.35	$0.30	$0.66	$0.67

Income per share - assuming dilution
Net income	$9,354	$8,096	$17,912	$17,991
Weighted average shares outstanding	26,936	26,924	26,956	26,946
Dilutive impact of awards and options outstanding	79	94	86	102
Weighted average shares and potential dilutive shares outstanding	27,015	27,018	27,042	27,048
Net income per share - assuming dilution	$0.35	$0.30	$0.66	$0.67

The computation of weighted average shares and potential dilutive shares outstanding excludes options to purchase 15,846 and 196,308 shares of common stock for the second quarter of Fiscal 2016 and Fiscal 2015, respectively, and options to purchase 55,924 and 261,636 shares of common stock for the six months of Fiscal 2016 and Fiscal 2015, respectively. These amounts were not included in the computation of diluted income per share because they are considered anti-dilutive under the treasury stock method per ASC 260, Earnings Per Share.

Note 12: Comprehensive Income (Loss)

Changes in defined benefit pension items in AOCI, net of tax, were:

	Three Months Ended		Six Months Ended
(In thousands)	February 27, 2016	February 28, 2015	February 27, 2016	February 28, 2015
Balance at beginning of period	$14,598	$(2,409)	$(2,274)	$(1,808)

OCI before reclassifications	—	944	17,701	944
Amounts reclassified from AOCI	(982)	(602)	(1,811)	(1,203)
Net current-period OCI	(982)	342	15,890	(259)

Balance at end of period	$13,616	$(2,067)	$13,616	$(2,067)

Reclassifications out of AOCI in net periodic benefit costs, net of tax, were:

		Three Months Ended		Six Months Ended
(In thousands)	Location on Consolidated Statements of Income and Comprehensive Income	February 27, 2016	February 28, 2015	February 27, 2016	February 28, 2015
Amortization of prior service credit	Operating expenses	$(1,242)	$(822)	$(2,302)	$(1,622)
Amortization of net actuarial loss	Operating expenses	260	220	491	419
Total reclassifications		$(982)	$(602)	$(1,811)	$(1,203)

Note 13: Subsequent Event

On March 16, 2016 our Board of Directors declared a cash dividend of $0.10 per share as noted in Note 8.

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

Forward-Looking Information

Certain of the matters discussed in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. A number of factors could cause actual results to differ materially from these statements, including, but not limited to: increases in interest rates, availability of credit, low consumer confidence, availability of labor, significant increase in repurchase obligations, inadequate liquidity or capital resources, availability and price of fuel, a slowdown in the economy, increased material and component costs, availability of chassis and other key component parts, sales order cancellations, slower than anticipated sales of new or existing products, new product introductions by competitors, the effect of global tensions, integration of operations relating to mergers and acquisitions activities, business interruptions, any unexpected expenses related to ERP and other factors which may be disclosed throughout this report. Although we believe that the expectations reflected in the “forward-looking statements” are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these “forward-looking statements,” which speak only as of the date of this report. We undertake no obligation to publicly update or revise any “forward-looking statements” whether as a result of new information, future events or otherwise, except as required by law or the rules of the NYSE.

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

	Rolling 12 Months Through January		Calendar Year
US and Canada	2016	2015	2015	2014	2013
Motorized A, B, C	20.2%	20.8%	20.3%	20.7%	18.6%
Travel trailer and fifth wheels	0.9%	0.8%	0.9%	0.8%	1.0%

Industry Outlook
Key statistics for the motorhome industry are as follows:

	US and Canada Industry Class A, B & C Motorhomes
	Wholesale Shipments(1)					Retail Registrations(2)
	Calendar Year					Calendar Year
(In units)	2015		2014	Unit Change	% Change	2015		2014	Unit Change	% Change
Q1	11,963		11,125	838	7.5%	9,184		8,074	1,110	13.7%
Q2	12,751		12,203	548	4.5%	14,577		12,660	1,917	15.1%
Q3	11,199		10,704	495	4.6%	12,348		10,869	1,479	13.6%
Q4	11,397		9,919	1,478	14.9%	8,958		7,713	1,245	16.1%
Total	47,310		43,951	3,359	7.6%	45,067		39,316	5,751	14.6%
	2016		2015	Unit Change	% Change	2016		2015	Unit Change	% Change
January	4,278		3,732	546	14.6%	2,423		2,304	119	5.2%
February	3,935	(3)	4,087	(152)	(3.7)%		(4)	2,761
March	4,929	(3)	4,144	785	18.9%		(4)	4,119
Q1	13,142	(3)	11,963	1,179	9.9%		(4)	9,184
Q2	14,100	(3)	12,751	1,349	10.6%		(4)	14,577
Q3	11,700	(3)	11,199	501	4.5%		(4)	12,348
Q4	10,800	(3)	11,397	(597)	(5.2)%		(4)	8,958
Total	49,742	(3)	47,310	2,432	5.1%		(4)	45,067

(1)	Class A, B and C wholesale shipments as reported by RVIA.

(2)	Class A, B and C retail registrations as reported by Stat Surveys for the US and Canada combined.

(3)
Monthly and quarterly Class A, B and C wholesale shipments are based upon the forecast prepared by Dr. Richard Curtin of the University of Michigan Consumer Survey Research Center for RVIA and reported in the Roadsigns RV Spring 2016 Industry Forecast Issue. The revised RVIA annual 2016 wholesale shipment forecast is 49,000.

(4)	Stat Surveys has not issued a projection for retail demand for this period.

Key statistics for the towable industry are as follows:

	US and Canada Travel Trailer & Fifth Wheel Industry
	Wholesale Shipments(1)					Retail Registrations(2)
	Calendar Year					Calendar Year
(In units)	2015		2014	Unit Change	% Change	2015		2014	Unit Change	% Change
Q1	81,759		75,458	6,301	8.4%	55,055		46,181	8,874	19.2%
Q2	88,988		85,648	3,340	3.9%	112,478		101,305	11,173	11.0%
Q3	68,686		65,543	3,143	4.8%	99,210		89,117	10,093	11.3%
Q4	74,970		72,289	2,681	3.7%	49,715		43,663	6,052	13.9%
Total	314,403		298,938	15,465	5.2%	316,458		280,266	36,192	12.9%
	2016		2015	Unit Change	% Change	2016		2015	Unit Change	% Change
January	26,204		23,799	2,405	10.1%	12,142		12,446	(304)	(2.4)%
February	26,791	(3)	26,979	(188)	(0.7)%		(4)	15,918
March	29,718	(3)	30,981	(1,263)	(4.1)%		(4)	26,691
Q1	82,713	(3)	81,759	954	1.2%		(4)	55,055
Q2	93,300	(3)	88,988	4,312	4.8%		(4)	112,478
Q3	74,500	(3)	68,686	5,814	8.5%		(4)	99,210
Q4	72,800	(3)	74,970	(2,170)	(2.9)%		(4)	49,715
Total	323,313	(3)	314,403	8,910	2.8%		(4)	316,458

(1)	Towable wholesale shipments as reported by RVIA.

(2)	Towable retail registrations as reported by Stat Surveys for the US and Canada combined.

(3)
Monthly and quarterly towable wholesale shipments are based upon the forecast prepared by Dr. Richard Curtin of the University of Michigan Consumer Survey Research Center for RVIA and reported in the Roadsigns RV Spring 2016 Industry Forecast Issue. The revised RVIA annual 2016 wholesale shipment forecast is 320,600.

(4)	Stat Surveys has not issued a projection for retail demand for this period.

Company Outlook
In the second quarter we achieved strong results in our towables division, where our shipments grew much faster than the industry as a result of greater penetration of our new products and further expansion of our distribution base. We believe we can continue to achieve growth in excess of the overall towables market projections for the remainder of Fiscal 2016.
In the motorhome business, however, we did not achieve unit growth commensurate with the industry. While we had strong order bookings in the quarter, which resulted in a robust increase to the motorized backlog, we are still facing manufacturing challenges.
To fully maximize the demand for our motorized product we have embarked on several significant initiatives that we believe will continue to address our manufacturing challenges.

•
In the third quarter of Fiscal 2015, we purchased a facility in Waverly, IA to move our wire harness fabrication process out of the Forest City, IA campus to free up labor resources for motorized operations. The facility was operational in October 2015 and since that point we have continued to transition the work to Waverly and train new employees. We anticipate that this transition will be completed in the fourth quarter of Fiscal 2016.

•
In the first six months of Fiscal 2016, we sold our transit bus assets and have since substantially finalized contracts for our outside aluminum extrusion customers and are phasing out extrusions of internally sourced parts to outside parties.  Both of these operations provided very low margins while consuming production labor. In the second quarter of Fiscal 2016, we began redeploying these labor resources to the higher-margin motorized operations. We anticipate that the transition of the internally sourced parts will be completed in the fourth quarter of Fiscal 2016.

•
In the second quarter of Fiscal 2016, we purchased production facilities in Junction City, OR for approximately $10 million with the intent to produce select Class A diesel product currently manufactured in Iowa. We anticipate that we will incur incremental investment costs of $4 - $7 million in the remainder of Fiscal 2016, which includes equipment, building modifications and associated plant start-up costs. Over the next year, we will be transitioning select Class A diesel product to the Oregon facility, which will free up labor resources to build additional product in Forest City, IA.

Backlog
	As Of
	February 27, 2016	February 28, 2015	Increase (Decrease)	% Change
Motorhomes (in units)	2,792	2,275	517	22.7%
Motorhomes (approximate revenues in thousands)	$253,492	$216,228	$37,264	17.2%

Towables (in units)	168	130	38	29.2%
Towables (approximate revenues in thousands)	$3,336	$4,121	$(785)	(19.0)%

We include in our backlog all accepted purchase orders from dealers to be shipped within the next six months. Orders in backlog can be cancelled or postponed at the option of the dealer at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Unit Dealer Inventory
	As Of
	February 27, 2016	February 28, 2015	(Decrease) Increase	% Change
Motorhomes	4,737	4,778	(41)	(0.9)%
Towables	2,306	1,877	429	22.9%

A key metric used to evaluate dealer inventory levels is the retail turn rate (12 month retail volume/current dealer inventory). At the end of the second quarter of Fiscal 2016 the retail turn rate was over 1.9 turns. This is slightly lower than the turn rate at the end of our first quarter of Fiscal 2016. The slight slowing of this rate is a seasonal dynamic as dealers increase their stocking levels for the spring selling period. We feel current dealer inventory levels are in alignment with retail demand.

ERP
In the second quarter of Fiscal 2015 the Board of Directors approved the strategic initiative of implementing an ERP system to replace our legacy business applications. During the first six months of Fiscal 2016, the system has gone “live” for Finance, the Towables operation and the human resources/payroll areas. The next phase of implementation will involve enabling ERP functionality across the manufacturing and operations of the motorhome business. As we gain more experience and expertise with the new ERP toolset and access to data that the new ERP platform affords, we will continue to identify, and in some cases quantify, optimization opportunities in our supply chain, engineering, manufacturing and other business areas. There have been no material changes to the cost of implementation or timing from the disclosures made in the first quarter of Fiscal 2016. We still plan that this project will be completed in Fiscal 2017. The following table illustrates the project costs to date and total anticipated spending:

	Fiscal	Fiscal 2016		Cumulative			Total Planned
(In thousands)	2015	Q1	Q2	Investment to Date			Investment
Capitalized	$3,291	$1,412	$1,798	$6,501	(1)	55%	$15,000
Expensed	2,528	1,363	1,432	5,323		45%	10,000
Total	$5,819	$2,775	$3,230	$11,824		100%	$25,000
(1) During the first six months of Fiscal 2016, we placed in service $4.6 million of our cumulative capitalized investment. These capitalized investments are amortized over a 10-year life.

Results of Operations
Current Quarter Compared to the Comparable Quarter Last Year
The following is an analysis of changes in key items included in the statements of operations:

	Three Months Ended
(In thousands, except percent and per share data)	February 27, 2016	% of Revenues(1)	February 28, 2015	% of Revenues(1)	(Decrease) Increase	% Change
Net revenues	$225,672	100.0%	$234,543	100.0%	$(8,871)	(3.8)%
Cost of goods sold	200,396	88.8%	210,285	89.7%	(9,889)	(4.7)%
Gross profit	25,276	11.2%	24,258	10.3%	1,018	4.2%

Selling	4,929	2.2%	4,846	2.1%	83	1.7%
General and administrative	6,844	3.0%	7,464	3.2%	(620)	(8.3)%
Operating expenses	11,773	5.2%	12,310	5.2%	(537)	(4.4)%

Operating income	13,503	6.0%	11,948	5.1%	1,555	13.0%
Non-operating (expense) income	(18)	—%	28	—%	(46)	(164.3)%
Income before income taxes	13,485	6.0%	11,976	5.1%	1,509	12.6%
Provision for taxes	4,131	1.8%	3,880	1.7%	251	6.5%
Net income	$9,354	4.1%	$8,096	3.5%	$1,258	15.5%

Diluted income per share	$0.35		$0.30		$0.05	16.7%
Diluted average shares outstanding	27,015		27,018		(3)	—%
(1) Percentages may not add due to rounding differences.
Motorhome unit deliveries and ASP, net of discounts, consisted of the following:

	Three Months Ended
	February 27, 2016	Product Mix % (1)	February 28, 2015	Product Mix % (1)	Increase (Decrease)	% Change
Class A	836	41.1%	810	38.5%	26	3.2%
Class B	258	12.7%	277	13.2%	(19)	(6.9)%
Class C	939	46.2%	1,017	48.3%	(78)	(7.7)%
Total motorhome deliveries	2,033	100.0%	2,104	100.0%	(71)	(3.4)%

Motorhome ASP	$99,561		$100,213		$(652)	(0.7)%
(1) Percentages may not add due to rounding differences.

Towables unit deliveries and ASP, net of discounts, consisted of the following:

	Three Months Ended
	February 27, 2016	Product Mix % (1)	February 28, 2015	Product Mix % (1)	Increase (Decrease)	% Change
Travel trailer	796	83.4%	508	84.0%	288	56.7%
Fifth wheel	158	16.6%	97	16.0%	61	62.9%
Total Towables deliveries	954	100.0%	605	100.0%	349	57.7%

Towables ASP	$21,586		$25,748		$(4,162)	(16.2)%
(1) Percentages may not add due to rounding differences.

Net revenues consisted of the following:

	Three Months Ended
(In thousands)	February 27, 2016		February 28, 2015		(Decrease) Increase	% Change
Motorhomes (1)	$202,704	89.8%	$212,329	90.5%	$(9,625)	(4.5)%
Towables (2)	20,534	9.1%	15,351	6.5%	5,183	33.8%
Other manufactured products	2,434	1.1%	6,863	2.9%	(4,429)	(64.5)%
Total net revenues	$225,672	100.0%	$234,543	100.0%	$(8,871)	(3.8)%

(1)	Includes motorhome units, parts and services, and net motorhome lease revenue.

(2)	Includes towable units and parts.

Motorhome net revenues decreased $9.6 million or 4.5% in the second quarter of Fiscal 2016, attributed primarily to a 3.4% decrease in unit deliveries, most notably in our high-end Class A diesel products. Additionally, the lower unit volume is due in part to renewed focus on line completion rates and improved production quality.

The increase in Towables revenues of $5.2 million or 33.8% was attributed to a 57.7% increase in unit deliveries partially offset by a decrease in ASP of 16.2% as compared to the second quarter of Fiscal 2015. The decrease in ASP was primarily a result of a shift to lower priced towable products.

Revenues from other manufactured products decreased by $4.4 million as we have nearly completed all final sales contracts to our outside aluminum customers.

Cost of goods sold was $200.4 million, or 88.8% of net revenues for the second quarter of Fiscal 2016 compared to $210.3 million, or 89.7% of net revenues for the same period a year ago due to the following:

•	Total variable costs (materials, direct labor, variable overhead, delivery expense and warranty), as a percent of net revenues, decreased from 84.4% to 83.0%, primarily due to improved product mix.

•
Fixed overhead (manufacturing support labor, depreciation and facility costs) and research and development-related costs increased from 5.2% to 5.8% of net revenues due to less absorption of fixed costs.

•
All factors considered, gross profit increased from 10.3% to 11.2% of net revenues. Margins improved as a result of the following key items: improved product mix and cost savings from our strategic sourcing project. Partially offsetting these reductions were cost pressures from labor-related manufacturing and warranty expenses.

Selling expenses were $4.9 million and $4.8 million, or 2.2% and 2.1% of net revenues in the second quarter of Fiscal 2016 and Fiscal 2015, respectively. Increases in the second quarter of Fiscal 2016 included additional wage-related expenses partially offset by reduced advertising and product promotion expenses as compared to the prior year.
General and administrative expenses were $6.8 million and $7.5 million, or 3.0% and 3.2% of net revenues in the second quarter of Fiscal 2016 and Fiscal 2015, respectively. Decreases in the second quarter of Fiscal 2016 were primarily related to increased amortization of postretirement healthcare prior service benefit due to the plan amendment. See further discussion in Note 7.
The overall effective income tax rate for the second quarter of Fiscal 2016 was 30.6% compared to the effective tax rate of 32.4% for the same period in Fiscal 2015. The decrease in tax rate for the second quarter of Fiscal 2016 is primarily a result of the passage of the Protecting Americans from Tax Hikes (PATH) Act of 2015 which extends or makes permanent various tax credits that had previously expired.
Net income and diluted income per share were $9.4 million and $0.35 per share, respectively, for the second quarter of Fiscal 2016. In the second quarter of Fiscal 2015, net income was $8.1 million and diluted income was $0.30 per share.

Six Months of Fiscal 2016 Compared to the Comparable Six Months of Fiscal 2015
The following is an analysis of changes in key items included in the statements of operations:

	Six Months Ended
(In thousands, except percent and per share data)	February 27, 2016	% of Revenues(1)	February 28, 2015	% of Revenues(1)	(Decrease) Increase	% Change
Net revenues	$439,895	100.0%	$458,946	100.0%	$(19,051)	(4.2)%
Cost of goods sold	389,370	88.5%	410,302	89.4%	(20,932)	(5.1)%
Gross profit	50,525	11.5%	48,644	10.6%	1,881	3.9%

Selling	9,944	2.3%	9,553	2.1%	391	4.1%
General and administrative	14,319	3.3%	12,701	2.8%	1,618	12.7%
Operating expenses	24,263	5.5%	22,254	4.8%	2,009	9.0%

Operating income	26,262	6.0%	26,390	5.8%	(128)	(0.5)%
Non-operating income	117	—%	35	—%	82	234.3%
Income before income taxes	26,379	6.0%	26,425	5.8%	(46)	(0.2)%
Provision for taxes	8,467	1.9%	8,434	1.8%	33	0.4%
Net income	$17,912	4.1%	$17,991	3.9%	$(79)	(0.4)%

Diluted income per share	$0.66		$0.67		$(0.01)	(1.5)%
Diluted average shares outstanding	27,042		27,048		(6)	—%
(1) Percentages may not add due to rounding differences.
Unit deliveries and ASP, net of discounts, consisted of the following:

	Six Months Ended
	February 27, 2016	Product Mix % (1)	February 28, 2015	Product Mix % (1)	(Decrease) Increase	% Change
Class A	1,587	40.1%	1,737	42.0%	(150)	(8.6)%
Class B	497	12.6%	465	11.2%	32	6.9%
Class C	1,870	47.3%	1,933	46.7%	(63)	(3.3)%
Total motorhome deliveries	3,954	100.0%	4,135	100.0%	(181)	(4.4)%

Motorhome ASP	$98,748		$99,274		$(526)	(0.5)%
(1) Percentages may not add due to rounding differences.

Towables unit deliveries and ASP, net of discounts, consisted of the following:

	Six Months Ended
	February 27, 2016	Product Mix % (1)	February 28, 2015	Product Mix % (1)	Increase (Decrease)	% Change
Travel trailer	1,520	85.9%	969	84.2%	551	56.9%
Fifth wheel	250	14.1%	182	15.8%	68	37.4%
Total Towables deliveries	1,770	100.0%	1,151	100.0%	619	53.8%

Towables ASP	$21,171		$25,425		$(4,254)	(16.7)%
(1) Percentages may not add due to rounding differences.

Net revenues consisted of the following:

	Six Months Ended
(In thousands)	February 27, 2016		February 28, 2015		(Decrease) Increase	% Change
Motorhomes (1)	$394,199	89.6%	$415,371	90.5%	$(21,172)	(5.1)%
Towables (2)	37,417	8.5%	28,957	6.3%	8,460	29.2%
Other manufactured products	8,279	1.9%	14,618	3.2%	(6,339)	(43.4)%
Total net revenues	$439,895	100.0%	$458,946	100.0%	$(19,051)	(4.2)%

(1)	Includes motorhome units, parts and services.

(2)	Includes towable units and parts.

The decrease in motorhome net revenues of $21.2 million or 5.1% was attributed primarily to a 4.4% decrease in unit deliveries in the first six months of Fiscal 2016 as compared to the first six months of Fiscal 2015.

Towables revenues increased 29.2%, and were $37.4 million in the first six months of Fiscal 2016, compared to $29.0 million in the first six months of Fiscal 2015. The increase in revenues was a result of a 53.8% increase in unit deliveries, partially offset by a 16.7% decrease in ASP.

Revenues from other manufactured products decreased by $6.3 million as we have nearly completed all final sales contracts to our outside aluminum customers.

Cost of goods sold was $389.4 million, or 88.5% of net revenues for the first six months of Fiscal 2016 compared to $410.3 million, or 89.4% of net revenues for the first six months of Fiscal 2015 due to the following:

•
Total variable costs (materials, direct labor, variable overhead, delivery expense and warranty), as a percent of net revenues, decreased to 83.3% in Fiscal 2016 compared to 84.2% in Fiscal 2015 primarily due to improved product mix.

•	Fixed overhead (manufacturing support labor, depreciation and facility costs) and research and development-related costs increased slightly to 5.3% in Fiscal 2016 compared to 5.2% in Fiscal 2015.

•
All factors considered, gross profit increased to 11.5% from 10.6% of net revenues. Margins improved as a result of the following key items: improved product mix and cost savings from our strategic sourcing project. Partially offsetting these reductions were cost pressures from labor-related manufacturing and warranty expenses.

Selling expenses were $9.9 million and $9.6 million in the first six months of Fiscal 2016 and Fiscal 2015, respectively, and were 2.3% in Fiscal 2016 compared to 2.1% in Fiscal 2015. The increase was primarily related to wage-related expenses.
General and administrative expenses were 3.3% and 2.8% of net revenues in the first six months of Fiscal 2016 and Fiscal 2015, respectively. General and administrative expenses increased $1.6 million, or 12.7% in the first six months of Fiscal 2016 compared to the same period in Fiscal 2015. The increase is primarily related to an increase of $2.1 million in ERP implementation costs, partially offset by increased amortization of postretirement healthcare prior service benefit due to the plan amendment.
Non-operating income of $117,000 in the first six months of Fiscal 2016 was primarily due to proceeds from our COLI policies. There were no COLI proceeds in the same period in Fiscal 2015.
The overall effective income tax rate for the first six months of Fiscal 2016 was 32.1% compared to the effective income tax rate of 31.9% for the first six months of Fiscal 2015. Although the components making up the rate in Fiscal 2016 are slightly different from the components comprising the rate in Fiscal 2015, the differences between the two years are not significant.
Net income and diluted income per share were $17.9 million and $0.66 per share, respectively, for the first six months of Fiscal 2016. In the first six months of Fiscal 2015, net income was $18.0 million and diluted net income was $0.67 per share.

Other Balance Sheet Changes

In the first quarter of Fiscal 2016 we reduced our postretirement health care liability with a plan amendment. This resulted in a $28.6 million reduction in the postretirement health care liability, a $10.9 million decrease in our deferred tax assets and a $17.7 million increase in AOCI.

Analysis of Financial Condition, Liquidity and Resources
Cash and cash equivalents decreased $33.4 million during the first six months of Fiscal 2016 and totaled $36.9 million as of February 27, 2016. Significant liquidity events that occurred during the first six months of Fiscal 2016 were:

•	Generation of net income of $17.9 million

•	Purchases of property and equipment of $16.4 million

•	Increase in inventory of $22.6 million

•	Dividend payments of $5.5 million

We have the ability to borrow $35.0 million through our Amended Credit Agreement with GECC, a revolving credit facility based on our eligible inventory and certain receivables. In addition, the Amended Credit Agreement also includes a framework to expand the size of the facility up to $50.0 million, based on mutually agreeable terms at the time of the expansion. We are in compliance with all material terms in the Amended Credit Agreement and have no outstanding borrowings at February 27, 2016.
We filed a Registration Statement on Form S-3, which was declared effective by the SEC on May 9, 2013. Subject to market conditions, we have the ability to offer and sell up to $35.0 million of our common stock in one or more offerings pursuant to the Registration Statement. The Registration Statement will be available for use for three years from its effective date. We currently have no plans to offer and sell the common stock registered under the Registration Statement; however, it does provide another potential source of liquidity in addition to the alternatives already in place. We intend to renew the Registration Statement on Form S-3 in April of 2016.
Working capital at February 27, 2016 and August 29, 2015 was $170.3 million and $184.6 million, respectively, a decrease of $14.4 million. We currently expect cash on hand, cash collected on receivables, funds generated from operations and the availability under a credit facility to be sufficient to cover both short-term and long-term operating requirements for Fiscal 2016. We anticipate capital expenditures in Fiscal 2016 to be approximately $20 - $30 million. In addition to the normal $8 - $10 million of maintenance spend for our current facilities, we will continue to invest in our ERP system and West Coast capacity expansion investments.
We made share repurchases of $3.1 million in the first six months of Fiscal 2016. If we believe the common stock is trading at attractive levels and reflects a prudent use of our capital, subject to compliance with our agreement with GECC, we may purchase additional shares in the remainder of Fiscal 2016. At February 27, 2016 we have $4.0 million remaining on our board repurchase authorization. See Part II, Item 2 of this Form 10-Q.
Operating Activities
Cash used in operating activities was $8.8 million for the six months ended February 27, 2016 compared to $34.1 million for the six months ended February 28, 2015. In Fiscal 2016 the combination of net income of $17.9 million and changes in non-cash charges (e.g., depreciation, LIFO, stock-based compensation, deferred income taxes) provided $20.9 million of operating cash. Changes in assets and liabilities (primarily an increase in inventories) used $29.7 million of operating cash. In the first six months of Fiscal 2015, the combination of net income of $18.0 million and changes in non-cash charges (e.g., depreciation, LIFO, stock-based compensation, deferred income taxes) provided $28.4 million of operating cash. Changes in assets and liabilities (primarily increases in inventories) used $62.4 million of operating cash.
Investing Activities
Cash used in investing activities of $16.1 million for the six months ended February 27, 2016 was due primarily to capital expenditures of $16.4 million. Approximately $9.7 million was invested in property in Oregon which is being made ready for motorhome manufacturing. In the six months ended February 28, 2015, cash used in investing activities of $4.8 million was due primarily to capital expenditures of $5.2 million.
Financing Activities
Cash used in financing activities of $8.5 million for the six months ended February 27, 2016 was primarily due to $5.5 million for the payment of dividends and $3.1 million in repurchases of our stock. Cash used in financing activities of $11.0 million for the six months ended February 28, 2015 was primarily due to $6.1 million for repurchases of our stock and $4.9 million for payments of dividends.

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

Changes in Internal Control Over Financial Reporting
As reported in the November 28, 2015 Form 10-Q, we had a change in our internal control over financial reporting that occurred as a result of our implementation of a new ERP system that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the first six months of Fiscal 2016, our new ERP system replaced our legacy system for our Finance area, the Towables operation and the human resources/payroll areas. Our new ERP system is intended to provide us with enhanced transactional processing and management tools compared to our legacy system. The new system was subject to extensive testing and data reconciliation during implementation.

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

For the past several years we have been involved in litigation in Australia seeking to recover from Knott Investments for damages arising from Knott Investments using our name on RVs without our approval. On December 2, 2015 the Federal Court of Australia, New South Wales District Registry, General Division, entered judgment in our favor and against Knott Investments for damages arising out of its use of the Winnebago name.  Damages awarded were 1% of the total sales of Winnebago branded recreation vehicles from October 14, 2004, through October 17, 2013, plus interest.  That award is likely to exceed $5.0 million, plus attorneys’ fees.  Knott Investments has filed an appeal, and therefore the likelihood and timing of any recovery is uncertain.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10‑K for the fiscal year ended August 29, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 19, 2007, the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $60 million. There is no time restriction on this authorization. During the second quarter of Fiscal 2016, 127,063 shares were repurchased under the authorization, at an aggregate cost of $2.3 million. Of these shares, 339 were repurchased from employees who vested in Winnebago Industries shares during the second quarter of Fiscal 2016 and elected to pay their payroll tax via shares as opposed to cash. As of February 27, 2016, there was approximately $4.0 million remaining under this authorization.

Purchases of our common stock during each fiscal month of the second quarter of Fiscal 2016 were:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
11/29/15 - 01/02/16	36,724	$18.77	36,724	$5,669,000
01/03/16 - 01/30/16	90,339	$18.37	90,339	$4,009,000
01/31/16 - 02/27/16	—	$—	—	$4,009,000
Total	127,063	$18.49	127,063	$4,009,000

Our Amended Credit Agreement contains covenants that limit our ability to pay certain cash dividends or repurchase our stock without impacting financial ratio covenants.

Item 6. Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 24, 2016.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 24, 2016.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 24, 2016.

32.2	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 24, 2016.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*Attached as Exhibit 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended February 27, 2016 formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations and Comprehensive Income, (iii) the Unaudited Consolidated Statement of Cash Flows, and (iv) related notes to these financial statements. Such exhibits are deemed furnished and not filed pursuant to Rule 406T of Regulation S-T.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.

Date:	March 24, 2016	By	/s/ Michael J. Happe
Michael J. Happe
Chief Executive Officer, President
(Principal Executive Officer)

Date:	March 24, 2016	By	/s/ Sarah N. Nielsen
Sarah N. Nielsen
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)