Form 10-Q
period 2016-05-28
WINNEBAGO INDUSTRIES INC
filed 2016-06-22
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 28, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, par value $0.50 per share, outstanding June 21, 2016 was 26,893,756.

Winnebago Industries, Inc.

Glossary

The following terms and abbreviations appear in the text of this report and are defined as follows:

AOCI	Accumulated Other Comprehensive Income (Loss)
Amended Credit Agreement	Credit Agreement dated as of May 28, 2014 by and between Winnebago Industries, Inc. and Winnebago of Indiana, LLC, as Borrowers, and Wells Fargo Capital Finance, as Agent
ASC	Accounting Standards Codification
ASP	Average Sales Price
ASU	Accounting Standards Update
EPS	Earnings Per Share
ERP	Enterprise Resource Planning
FASB	Financial Accounting Standards Board
FIFO	First In, First Out
GAAP	Generally Accepted Accounting Principles
IRS	Internal Revenue Service
IT	Information Technology
Knott	Knott Investment Pty Ltd, et. al.
LIFO	Last In, First Out
NMF	Non-Meaningful Figure
NYSE	New York Stock Exchange
OCI	Other Comprehensive Income
RV	Recreation Vehicle
RVIA	Recreation Vehicle Industry Association
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
Stat Surveys	Statistical Surveys, Inc.
Towables	Winnebago of Indiana, LLC, a wholly-owned subsidiary of Winnebago Industries, Inc.
US	United States of America
XBRL	eXtensible Business Reporting Language
YTD	Year to Date

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Winnebago Industries, Inc.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	May 28, 2016	May 30, 2015	May 28, 2016	May 30, 2015
Net revenues	$272,077	$266,510	$711,972	$725,456
Cost of goods sold	241,820	238,327	631,191	648,629
Gross profit	30,257	28,183	80,781	76,827
Operating expenses:
Selling	4,770	5,150	14,714	14,703
General and administrative	4,894	6,453	19,212	19,154
Impairment of fixed assets	—	462	—	462
Total operating expenses	9,664	12,065	33,926	34,319
Operating income	20,593	16,118	46,855	42,508
Non-operating income	77	—	194	35
Income before income taxes	20,670	16,118	47,049	42,543
Provision for taxes	6,232	4,616	14,699	13,050
Net income	$14,438	$11,502	$32,350	$29,493

Income per common share:
Basic	$0.54	$0.43	$1.20	$1.09
Diluted	$0.53	$0.43	$1.20	$1.09

Weighted average common shares outstanding:
Basic	26,892	26,932	26,935	26,942
Diluted	27,004	27,030	27,029	27,042

Dividends paid per common share	$0.10	$0.09	$0.30	$0.27

Net income	$14,438	$11,502	$32,350	$29,493
Other comprehensive (loss) income:
Amortization of prior service credit (net of tax of $765, $556, $2,182 and $1,554)	(1,243)	(903)	(3,545)	(2,525)
Amortization of net actuarial loss (net of tax of $160, $154, $462 and $412)	260	249	751	668
Plan amendment (net of tax of $0, $0, $10,895 and $581)	—	—	17,701	944
Total other comprehensive (loss) income	(983)	(654)	14,907	(913)
Comprehensive income	$13,455	$10,848	$47,257	$28,580

See notes to consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except per share data)	May 28, 2016	August 29, 2015
Assets
Current assets:
Cash and cash equivalents	$71,253	$70,239
Receivables, less allowance for doubtful accounts ($147 and $120)	65,474	66,936
Inventories	130,136	112,165
Prepaid expenses and other assets	6,670	6,882
Deferred income taxes	—	9,995
Total current assets	273,533	266,217
Property, plant and equipment, net	52,799	37,250
Investment in life insurance	26,739	26,172
Deferred income taxes	17,946	21,994
Other assets	9,020	10,541
Total assets	$380,037	$362,174

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$47,748	$33,158
Income taxes payable	—	2,314
Accrued expenses:
Accrued compensation	16,500	18,346
Product warranties	11,911	11,254
Self-insurance	6,536	6,242
Accrued loss on repurchases	1,126	1,329
Promotional	3,594	3,149
Other	5,383	5,818
Total current liabilities	92,798	81,610
Non-current liabilities:
Unrecognized tax benefits	2,333	2,511
Postretirement health care and deferred compensation benefits	25,988	57,090
Total non-current liabilities	28,321	59,601
Shareholders' equity:
Capital stock common, par value $0.50; authorized 60,000 shares, issued 51,776 shares	25,888	25,888
Additional paid-in capital	32,173	32,018
Retained earnings	610,118	585,941
Accumulated other comprehensive income (loss)	12,633	(2,274)
Treasury stock, at cost (24,883 and 24,825 shares)	(421,894)	(420,610)
Total shareholders' equity	258,918	220,963
Total liabilities and shareholders' equity	$380,037	$362,174

See notes to consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(In thousands)	May 28, 2016	May 30, 2015
Operating activities:
Net income	$32,350	$29,493
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,243	3,284
LIFO expense	1,280	1,041
Asset impairment	—	462
Stock-based compensation	1,818	1,739
Deferred income taxes	2,717	2,793
Postretirement benefit income and deferred compensation expense	(3,053)	(587)
Provision for doubtful accounts	37	—
Loss (gain) on disposal of property	10	(20)
Gain on life insurance	(118)	—
Increase in cash surrender value of life insurance policies	(609)	(657)
Change in assets and liabilities:
Inventories	(19,251)	(10,768)
Receivables, prepaid and other assets	1,905	3,581
Investment in operating leases, net of repurchase obligations	—	(72)
Income taxes and unrecognized tax benefits	(766)	(2,375)
Accounts payable and accrued expenses	14,345	(6,308)
Postretirement and deferred compensation benefits	(3,167)	(3,049)
Net cash provided by operating activities	31,741	18,557

Investing activities:
Purchases of property, plant and equipment	(19,928)	(14,174)
Proceeds from the sale of property	21	43
Proceeds from life insurance	295	—
Other	76	435
Net cash used in investing activities	(19,536)	(13,696)

Financing activities:
Payments for purchases of common stock	(3,058)	(6,166)
Payments of cash dividends	(8,173)	(7,324)
Borrowings on loans	—	22,000
Repayments of loans	—	(22,000)
Other	40	40
Net cash used in financing activities	(11,191)	(13,450)

Net increase (decrease) in cash and cash equivalents	1,014	(8,589)
Cash and cash equivalents at beginning of period	70,239	57,804
Cash and cash equivalents at end of period	$71,253	$49,215

Supplement cash flow disclosure:
Income taxes paid, net	$13,137	$12,361
Interest paid	$—	$10
Non-cash transactions:
Capital expenditures in accounts payable	$397	$—
See notes to consolidated financial statements.

Winnebago Industries, Inc.
Notes to Condensed Consolidated Financial Statements
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly our consolidated financial position as of May 28, 2016 and the consolidated results of income and comprehensive income and consolidated cash flows for the first nine months of Fiscal 2016 and 2015. The consolidated statement of income and comprehensive income for the first nine months of Fiscal 2016 is not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the fiscal year ended August 29, 2015.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for the related income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016 (our Fiscal 2018), including interim periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements.

Note 2: Concentration Risk

One of our dealer organizations accounted for 17.6% and 17.0% of our consolidated net revenues for the first nine months of Fiscal 2016 and Fiscal 2015, respectively. A second dealer organization accounted for 13.8% and 18.1% of our consolidated net revenues for the first nine months of Fiscal 2016 and Fiscal 2015, respectively. The loss of either or both of these dealer organizations could have a significant adverse effect on our business. In addition, deterioration in the liquidity or creditworthiness of these dealers could negatively impact our sales and could trigger repurchase obligations under our repurchase agreements.

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

The following tables set forth by level within the fair value hierarchy our financial assets that were accounted for at fair value on a recurring basis at May 28, 2016 and August 29, 2015 according to the valuation techniques we used to determine their fair values:

		Fair Value Measurements Using Inputs Considered As
(In thousands)	Fair Value at May 28, 2016	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs
Cash equivalents	$53,168	$53,168	$—	$—
Assets that fund deferred compensation:
Domestic equity funds	3,857	3,788	69	—
International equity funds	284	231	53	—
Fixed income funds	255	223	32	—
Total assets at fair value	$57,564	$57,410	$154	$—

		Fair Value Measurements Using Inputs Considered As
(In thousands)	Fair Value at August 29, 2015	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs
Cash equivalents	$63,107	$63,107	$—	$—
Assets that fund deferred compensation:
Domestic equity funds	4,937	4,894	43	—
International equity funds	493	477	16	—
Fixed income funds	284	251	33	—
Total assets at fair value	$68,821	$68,729	$92	$—

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Our non-financial assets, which include goodwill and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, we must evaluate the non-financial asset for impairment. If an impairment did occur, the asset is required to be recorded at the estimated fair value. During the first nine months of Fiscal 2016, no impairments were recorded for non-financial assets.

Note 4: Inventories
Inventories consist of the following:

(In thousands)	May 28, 2016	August 29, 2015
Finished goods	$17,875	$12,179
Work-in-process	74,918	66,602
Raw materials	71,167	65,928
Total	163,960	144,709
LIFO reserve	(33,824)	(32,544)
Total inventories	$130,136	$112,165
The above value of inventories, before reduction for the LIFO reserve, approximates replacement cost at the respective dates. Of the $164.0 million and $144.7 million inventory at May 28, 2016 and August 29, 2015, respectively, $153.5 million and $136.3 million is valued on a LIFO basis; the remaining inventories of $10.4 million and $8.4 million at May 28, 2016 and August 29, 2015, respectively, are valued on a FIFO basis.

Note 5: Property, Plant and Equipment
Property, plant and equipment is stated at cost, net of accumulated depreciation and consists of the following:

(In thousands)	May 28, 2016	August 29, 2015
Land	$3,864	$1,874
Buildings and building improvements	61,860	53,388
Machinery and equipment	97,761	94,034
Software	13,303	8,033
Transportation	8,976	8,913
Total property, plant and equipment, gross	185,764	166,242
Less accumulated depreciation	(132,965)	(128,992)
Total property, plant and equipment, net	$52,799	$37,250

On November 30, 2015 we purchased land and buildings from Country Coach in Junction City, OR for approximately $5.7 million. On January 6, 2016 we purchased adjacent property in Junction City, OR for approximately $4.0 million. These properties are being used for expansion of our West Coast motorhome manufacturing and service operations.

Note 6: Warranty

We provide our motorhome customers a comprehensive 12-month/15,000-mile warranty on our Class A, B and C motorhomes, and a 3-year/36,000-mile structural warranty on Class A and C sidewalls and floors. We provide a comprehensive 12-month warranty on all towable products. We have voluntarily agreed to pay certain warranty-type costs to help protect the reputation of our products and the goodwill of our customers. Warranty expense is affected by dealership labor rates, the cost of parts and the frequency of claims.  Estimated costs related to product warranty are accrued at the time of sale and are based upon past warranty claims and unit sales history and adjusted as required to reflect actual costs incurred, as information becomes available.

Changes in our product warranty liability are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	May 28, 2016	May 30, 2015	May 28, 2016	May 30, 2015
Balance at beginning of period	$11,727	$9,856	$11,254	$9,501
Provision	4,844	3,233	12,311	8,079
Claims paid	(4,660)	(3,284)	(11,654)	(7,775)
Balance at end of period	$11,911	$9,805	$11,911	$9,805

Note 7: Employee and Retiree Benefits
Postretirement health care and deferred compensation benefits are as follows:

(In thousands)	May 28, 2016	August 29, 2015
Postretirement health care benefit cost	$5,556	$34,535
Non-qualified deferred compensation	18,360	19,508
Executive share option plan liability	3,593	4,788
SERP benefit liability	2,497	2,649
Executive deferred compensation	371	299
Officer stock-based compensation	204	242
Total postretirement health care and deferred compensation benefits	30,581	62,021
Less current portion	(4,593)	(4,931)
Long-term postretirement health care and deferred compensation benefits	$25,988	$57,090

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

Date	Event	Dollar Cap Reduction	Liability Reduction (In thousands)	Amortization Period(1)
Fiscal 2005	Established employer dollar caps		$40,414	11.5	years
January 2012	Reduced employer dollar caps	10%	4,598	7.8	years
January 2013	Reduced employer dollar caps	10%	4,289	7.5	years
January 2014	Reduced employer dollar caps	10%	3,580	7.3	years
January 2015	Reduced employer dollar caps	10%	3,960	7.1	years
January 2016 (2)	Reduced employer dollar caps for retirees under age 65; discontinued retiree benefits for retirees age 65 and over	10%	28,596	6.9	years
(1) Plan amendments are amortized on a straight-line basis over the expected remaining service period of active plan participants.
(2) In accordance with ASC 715, the effects of the plan amendment are accounted for at the date the amendment is adopted and the date the amendment has been communicated to plan participants. The effective date for this plan amendment was September 28, 2015.

Net periodic postretirement benefit income consisted of the following components:

	Three Months Ended		Nine Months Ended
(In thousands)	May 28, 2016	May 30, 2015	May 28, 2016	May 30, 2015
Interest cost	$58	$348	$269	$1,034
Service cost	23	107	86	320
Amortization of prior service benefit	(2,008)	(1,459)	(5,728)	(4,079)
Amortization of net actuarial loss	415	399	1,197	1,066
Net periodic postretirement benefit income	$(1,512)	$(605)	$(4,176)	$(1,659)

Payments for postretirement health care	$232	$231	$738	$707

Note 8: Shareholders' Equity
Stock-Based Compensation
We have a 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan (as amended, the "Plan") in place as approved by shareholders, which allows us to grant or issue non-qualified stock options, incentive stock options, share awards and other equity compensation to key employees and to non-employee directors.
On October 13, 2015 and October 15, 2014 the Human Resources Committee of the Board of Directors granted an aggregate of 204,200 and 99,600 shares, respectively, of restricted common stock to our key employees and non-employee directors under the Plan. The Human Resources Committee of the Board of Directors granted Michael J. Happe incentive stock options of 10,000 shares and restricted stock awards of 10,000 shares in January 2016, fulfilling terms of his employment contract. The value of the restricted stock award is determined using the intrinsic value method which, in this case, is based on the number of shares granted and the closing price of our common stock on the date of grant.
Stock-based compensation expense was $553,000 and $391,000 during the third quarters of Fiscal 2016 and 2015, respectively. Stock-based compensation expense was $1.8 million and $1.7 million during the first nine months of Fiscal 2016 and 2015, respectively. Of the $1.8 million expense recognized in Fiscal 2016, $1.1 million related to the October 13, 2015 grant of 204,200 shares. The remainder is related to the amortization of previously granted restricted stock awards, non-employee director stock units issued in lieu of director fees and the CEO stock grants. Compensation expense is recognized over the requisite service period of the award.
Dividends
On March 16, 2016, the Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock, which was paid on April 27, 2016 to shareholders of record at the close of business on April 13, 2016.

On June 15, 2016, the Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock, payable on July 27, 2016 to shareholders of record at the close of business on July 13, 2016.

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
Our repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 18 months, provide that our liability will be the lesser of remaining principal owed by the dealer to the lending institution, or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our total contingent liability on all repurchase agreements was approximately $419.0 million and $386.0 million at May 28, 2016 and August 29, 2015, respectively.
In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of recreation vehicles to repurchase current inventory if a dealership exits the business. Incremental repurchase exposure beyond existing repurchase agreements, related to dealer inventory in states that we have had historical experience of repurchasing inventory, totaled $7.3 million and $7.2 million at May 28, 2016 and August 29, 2015, respectively.
Our risk of loss related to our repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders although two dealer organizations account for approximately 31% of our revenues. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on the repurchase exposure as previously described, we established an associated loss reserve. Our accrued losses on repurchases were $1.1 million as of May 28, 2016 and $1.3 million as of August 29, 2015. Repurchase risk is affected by the credit worthiness of our dealer network and we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to establish the loss reserve for repurchase commitments.
A summary of repurchase activity is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	May 28, 2016	May 30, 2015	May 28, 2016	May 30, 2015
Inventory repurchased	$445	$—	$445	$7,325
Cash collected on resold inventory	$—	$—	$36	$6,309
(Gain) loss realized on resold inventory	$—	$—	$(1)	$1,033

Litigation
We are involved in various legal proceedings which are ordinary litigation incidental to our business, some of which are covered in whole or in part by insurance. While we believe the ultimate disposition of litigation will not have material adverse effect on our financial position, results of operations or liquidity, there exists the possibility that such litigation may have an impact on our results for a particular reporting period in which litigation effects become probable and reasonably estimable.  Though we do not believe there is a reasonable likelihood that there will be a material change related to these matters, litigation is subject to inherent uncertainties and management’s view of these matters may change in the future.
For the past several years we have been involved in litigation in Australia seeking to recover from Knott for damages arising from Knott using our name on RVs without our approval. On December 2, 2015, the Federal Court of Australia, New South Wales District Registry, General Division, entered judgment in our favor and against Knott for damages arising out of its use of the Winnebago name.  Damages awarded were 1.0% of the total sales of Winnebago branded recreation vehicles from October 14, 2004, through October 17, 2013, plus interest.  We previously disclosed that the amount of that award was likely to exceed $5.0 million, plus attorneys’ fees.  Knott appealed that ruling.  On May 26, 2016, in exchange for immediate payment to Winnebago of $2.75 million, Winnebago and Knott executed a global settlement pursuant to which Knott will cease all use of the Winnebago name and logos, all appeals and oppositions are terminated, and all proceedings between the parties have been settled. Winnebago’s trademarks in Australia will proceed to registration without further opposition from Knott. The settlement of $2.75 million was recorded within general and administrative expense in the third quarter of Fiscal 2016.

Note 10: Income Taxes
We account for income taxes under ASC 740, Income Taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns.

We file tax returns in the US federal jurisdiction, as well as various international and state jurisdictions. Although certain years are no longer subject to examination by the IRS and various state taxing authorities, net operating loss carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities if they have been or will be used in a future period. As of May 28, 2016, our federal returns from Fiscal 2012 to present continue to be subject to review by the IRS. Currently, our Fiscal 2014 Federal Return is being reviewed. With few exceptions, the state returns from Fiscal 2009 to present continue to be subject to review by the state taxing jurisdictions. A number of years may elapse before an uncertain tax position is audited and finally resolved, and it is often very difficult to predict the outcome of such audits.

As of May 28, 2016, our unrecognized tax benefits were $2.3 million including accrued interest and penalties of $793,000. If we were to prevail on all unrecognized tax benefits recorded, $1.7 million of the $2.3 million would benefit the overall effective tax rate. It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits as tax expense. We do not believe that there will be a significant change in the total amount of unrecognized tax benefits within the next twelve months.

Note 11: Earnings Per Share
The following table reflects the calculation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	May 28, 2016	May 30, 2015	May 28, 2016	May 30, 2015
Income per share - basic
Net income	$14,438	$11,502	$32,350	$29,493
Weighted average shares outstanding	26,892	26,932	26,935	26,942
Net income per share - basic	$0.54	$0.43	$1.20	$1.09

Income per share - assuming dilution
Net income	$14,438	$11,502	$32,350	$29,493
Weighted average shares outstanding	26,892	26,932	26,935	26,942
Dilutive impact of awards and options outstanding	112	98	94	100
Weighted average shares and potential dilutive shares outstanding	27,004	27,030	27,029	27,042
Net income per share - assuming dilution	$0.53	$0.43	$1.20	$1.09

The computation of weighted average shares and potential dilutive shares outstanding excludes options to purchase 10,000 and 175,434 shares of common stock for the third quarter of Fiscal 2016 and Fiscal 2015, respectively, and options to purchase 40,616 and 232,902 shares of common stock for the nine months of Fiscal 2016 and Fiscal 2015, respectively. These amounts were not included in the computation of diluted income per share because they are considered anti-dilutive under the treasury stock method per ASC 260, Earnings Per Share.

Note 12: Comprehensive Income (Loss)

Changes in defined benefit pension items in AOCI, net of tax, were:

	Three Months Ended		Nine Months Ended
(In thousands)	May 28, 2016	May 30, 2015	May 28, 2016	May 30, 2015
Balance at beginning of period	$13,616	$(2,067)	$(2,274)	$(1,808)

OCI before reclassifications	—	—	17,701	944
Amounts reclassified from AOCI	(983)	(654)	(2,794)	(1,857)
Net current-period OCI	(983)	(654)	14,907	(913)

Balance at end of period	$12,633	$(2,721)	$12,633	$(2,721)

Reclassifications out of AOCI in net periodic benefit costs, net of tax, were:

		Three Months Ended		Nine Months Ended
(In thousands)	Location on Consolidated Statements of Income and Comprehensive Income	May 28, 2016	May 30, 2015	May 28, 2016	May 30, 2015
Amortization of prior service credit	Operating expenses	$(1,243)	$(903)	$(3,545)	$(2,525)
Amortization of net actuarial loss	Operating expenses	260	249	751	668
Total reclassifications		$(983)	$(654)	$(2,794)	$(1,857)

Note 13: Subsequent Event

On June 15, 2016 our Board of Directors declared a cash dividend of $0.10 per share as noted in Note 8.

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

Executive Overview
Winnebago Industries, Inc. is a leading US manufacturer of RVs with a proud history of manufacturing RV products for more than 50 years. We currently produce all of our motorhomes in vertically integrated manufacturing facilities in Iowa and we produce all travel trailer and fifth wheel trailers in Indiana. We are in the process of expanding some motorhome manufacturing to Junction City, Oregon. We distribute our products primarily through independent dealers throughout the US and Canada, who then retail the products to the end consumer.
Our retail unit market share, as reported by Stat Surveys based on state records, is illustrated below. Note that this data is subject to adjustment and is continuously updated.

	Rolling 12 Months Through April		Calendar Year
US and Canada	2016	2015	2015	2014	2013
Motorized A, B, C	19.5%	20.9%	20.4%	20.7%	18.6%
Travel trailer and fifth wheels	1.0%	0.8%	0.9%	0.8%	1.0%

Industry Outlook
Key reported statistics for the North American RV industry are as follows:

•	Wholesale unit shipments: RV product delivered to the dealers, which is reported monthly by RVIA

•	Retail unit registrations: consumer purchases of RVs from the dealer, which is reported monthly by Stat Surveys

We track RV industry conditions using these key statistics to monitor trends and evaluate and understand our performance to the overall industry. The rolling twelve months shipment and retail information for 2016 and 2015 as noted below illustrates that the RV industry continues to grow both at the wholesale and retail level. We believe that retail demand is the key driver to continued growth in the RV industry and that annual RV shipments will generally be in line with retail registrations in the future.

	US and Canada Industry
	Wholesale Unit Shipments per RVIA				Retail Unit Registrations per Stat Surveys
	Rolling 12 Months through April				Rolling 12 Months through April
	2016	2015	Unit Change	% Change	2016	2015	Unit Change	% Change
Towable (1)	324,552	309,539	15,013	4.9%	325,322	293,828	31,494	10.7%
Motorized (2)	49,943	45,156	4,787	10.6%	45,624	41,014	4,610	11.2%
Combined	374,495	354,695	19,800	5.6%	370,946	334,842	36,104	10.8%

(1)	Towable: Fifth wheel and travel trailer products

(2)	Motorized: Class A, B and C products

The most recent towable and motorized RVIA wholesale shipment forecasts for calendar year 2016 and 2017 as noted in the table below illustrates continued projected growth of the industry. The outlook for future growth in RV sales is based on continued

modest gains in job and disposable income prospects as well as low inflation, and takes into account the impact of slowly rising interest rates, a strong U.S. dollar and continued weakness in energy production and prices.

	Calendar Year
Wholesale Unit Shipment Forecast per RVIA (1)	2017	2016	Unit Change	% Change
Towable	341,200	334,200	7,000	2.1%
Motorized	52,500	50,900	1,600	3.1%
Combined	393,700	385,100	8,600	2.2%

(1)	Prepared by Dr. Richard Curtin of the University of Michigan Consumer Survey Research Center for RVIA and reported in the Roadsigns RV Summer 2016 Industry Forecast Issue.

Company Outlook
In the first calendar quarter of 2016 the RV industry continued to experience growth in both wholesale and retail volumes. This sustained growth has been consistent for several years in the motorized and towable segments. We have been able to capitalize on the industry growth to varying degrees with our towable and motorized products while making technology and other investments that we believe will support our growth.

In the first nine months of Fiscal 2016 we achieved strong results in our towables division, where our shipments grew much faster than the industry as a result of greater penetration of our new products and further expansion of our distribution base. We believe we can continue to achieve growth in excess of the overall towables market projections for the remainder of Fiscal 2016.

In the motorized business, however, we did not achieve unit growth commensurate with the industry. While we had a strong fiscal third quarter where our deliveries grew by 12.4%, fiscal year to date our deliveries have grown at a slower rate than the industry as a whole as we are still facing manufacturing capacity challenges and losing retail market share in select product categories. Our overall motorized market share has moved from 20.9% to 19.5% when comparing shipments during the twelve month trailing periods ended April 2015 to April 2016.

In part, the motorized market share decline has been influenced by limited production capacity within our North Iowa facilities. In recent quarters, we have begun to make investments in unlocking further capacity via improved operational processes and adding new facilities. While these investments have not been fully realized to date, we have taken near term actions to maximize the profitability of the motorized product with improved mix, cost containment efforts and pricing initiatives.

As a result of the actions taken within our motorized and towable products, we have seen similar changes to the backlog volumes at the end of our fiscal third quarter.

Towable backlog grew 130.2% on a unit basis, which is driven by the expansion of our distribution base and the new products that were mentioned earlier.

The motorized unit backlog decreased by 33.6% on a unit basis when compared to the third quarter of Fiscal 2015. Several factors contributed as follows:

•
In prior years, we have hosted a dealer event in our fiscal third quarter that historically would generate substantial motorized sales orders. This year, we elected to reallocate some of these marketing dollars to other programs which occur later in the year and thus we believe these programs will generate sales orders in future quarters.

•
Another factor was related to the timing of when certain rental units were delivered. In the third quarter of Fiscal 2015, a portion of our rental business was still in the backlog count as the units were delivered in the fourth quarter of Fiscal 2015. This year, all of our rental volume was delivered in the third quarter.

•
Lastly, we have begun to see some modest improvement from the operational improvement efforts that started in January. In the quarter, these operational improvements allowed us to more quickly deliver motorized units to our dealer network and thus further reduced the backlog. We believe it is critical to timely satisfy dealer demand and we will continue to work on reducing product throughput time.

	As Of
Backlog (1)	May 28, 2016	May 30, 2015	(Decrease) Increase	% Change
Motorhomes (in units)	1,513	2,279	(766)	(33.6)%
Motorhomes (approximate revenues in thousands)	134,495	$196,915	$(62,420)	(31.7)%

Towables (in units)	412	179	233	130.2%
Towables (approximate revenues in thousands)	$8,058	$4,512	$3,546	78.6%
(1) We include in our backlog all accepted purchase orders from dealers to be shipped within the next six months. Orders in backlog can be cancelled or postponed at the option of the dealer at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

A key metric used to evaluate motorized dealer inventory levels is the retail turn rate (12 month retail volume/current dealer inventory). At the end of the third quarter of Fiscal 2016 the retail turn rate was 2.0 turns for motorized product. Historically turn rates above 2.0 have been an indication of a balanced dealer inventory, thus we believe motorized dealer inventory levels are in alignment with retail demand.

In order to generate sales growth, we are expanding our Towables distribution base and thus our dealer inventory has increased. As shown below, dealer inventory for Towables increased 29.3% in the last year. Based upon the strong sales growth already demonstrated and based upon the age of the dealer inventory, we believe that dealer inventory for towable products is reasonable.

	As Of
Unit Dealer Inventory	May 28, 2016	May 30, 2015	Increase	% Change
Motorhomes	4,585	4,501	84	1.9%
Towables	2,358	1,823	535	29.3%

ERP
In the second quarter of Fiscal 2015 the Board of Directors approved the strategic initiative of implementing an ERP system to replace our legacy business applications. During the first nine months of Fiscal 2016, the system went “live” for Finance, the Towables operation and the human resources/payroll areas. The next phase of implementation will involve enabling ERP functionality across the manufacturing and operations of the motorhome business. As we gain more experience and expertise with the new ERP toolset and access to data that the new ERP platform affords, we will continue to identify, and in some cases quantify, optimization opportunities in our supply chain, engineering, manufacturing and other business areas. There have been no material changes to the expected cost of implementation or timing from the disclosures made in the first quarter of Fiscal 2016. We still plan that this project will be completed in Fiscal 2017. The following table illustrates the project costs to date and total anticipated spending:

	Fiscal	Fiscal 2016			Cumulative			Total Planned
(In thousands)	2015	Q1	Q2	Q3	Investment to Date			Investment
Capitalized	$3,291	$1,412	$1,798	$1,898	$8,399	(1)	54%	$15,000
Expensed	2,528	1,363	1,432	1,742	7,065		46%	10,000
Total	$5,819	$2,775	$3,230	$3,640	$15,464		100%	$25,000
(1) During the first nine months of Fiscal 2016, we placed in service $5.7 million of our cumulative capitalized investment. These capitalized investments are amortized over a 10-year life.

Results of Operations
Current Quarter Compared to the Comparable Quarter Last Year
The following is an analysis of changes in key items included in the statements of operations:

	Three Months Ended
(In thousands, except percent and per share data)	May 28, 2016	% of Revenues(1)	May 30, 2015	% of Revenues(1)	Increase (Decrease)	% Change
Net revenues	$272,077	100.0%	$266,510	100.0%	$5,567	2.1%
Cost of goods sold	241,820	88.9%	238,327	89.4%	3,493	1.5%
Gross profit	30,257	11.1%	28,183	10.6%	2,074	7.4%

Selling	4,770	1.8%	5,150	1.9%	(380)	(7.4)%
General and administrative	4,894	1.8%	6,453	2.4%	(1,559)	(24.2)%
Impairment of fixed asset	—	—%	462	0.2%	(462)	(100.0)%
Operating expenses	9,664	3.6%	12,065	4.5%	(2,401)	(19.9)%

Operating income	20,593	7.6%	16,118	6.0%	4,475	27.8%
Non-operating income	77	—%	—	—%	77	100.0%
Income before income taxes	20,670	7.6%	16,118	6.0%	4,552	28.2%
Provision for taxes	6,232	2.3%	4,616	1.7%	1,616	35.0%
Net income	$14,438	5.3%	$11,502	4.3%	$2,936	25.5%

Diluted income per share	$0.53		$0.43		$0.10	23.3%
Diluted average shares outstanding	27,004		27,030		(26)	(0.1)%
(1) Percentages may not add due to rounding differences.
Motorhome unit deliveries and ASP, net of discounts, consisted of the following:

	Three Months Ended
	May 28, 2016	Product Mix % (1)	May 30, 2015	Product Mix % (1)	(Decrease) Increase	% Change
Class A	654	22.4%	886	34.1%	(232)	(26.2)%
Class B	334	11.5%	270	10.4%	64	23.7%
Class C	1,929	66.1%	1,440	55.5%	489	34.0%
Total motorhome deliveries	2,917	100.0%	2,596	100.0%	321	12.4%

ASP:
Motorhome ASP	$83,758		$91,007		$(7,249)	(8.0)%
(1) Percentages may not add due to rounding differences.

Towables unit deliveries and ASP, net of discounts, consisted of the following:

	Three Months Ended
	May 28, 2016	Product Mix % (1)	May 30, 2015	Product Mix % (1)	Increase (Decrease)	% Change
Travel trailer	1,042	86.5%	598	80.6%	444	74.2%
Fifth wheel	163	13.5%	144	19.4%	19	13.2%
Total towable deliveries	1,205	100.0%	742	100.0%	463	62.4%

Towables ASP	$21,177		$26,909		$(5,732)	(21.3)%
(1) Percentages may not add due to rounding differences.

Net revenues consisted of the following:

	Three Months Ended
(In thousands)	May 28, 2016		May 30, 2015		Increase (Decrease)	% Change
Motorhomes (1)	$245,785	90.3%	$237,548	89.1%	$8,237	3.5%
Towables (2)	25,394	9.3%	19,902	7.5%	5,492	27.6%
Other manufactured products	898	0.3%	9,060	3.4%	(8,162)	(90.1)%
Total net revenues	$272,077	100.0%	$266,510	100.0%	$5,567	2.1%

(1)	Includes motorhome units, parts and services.

(2)	Includes towable units and parts.

Motorhome net revenues increased $8.2 million or 3.5% in the third quarter of Fiscal 2016, attributed primarily to a 12.4% increase in unit deliveries, most notably in our Class C rental products. The 8.0% decrease in ASP was a result of both an increase in the lower priced rental units as well as a decrease in our high-end Class A products.

The increase in Towables revenues of $5.5 million or 27.6% was attributed to a 62.4% increase in unit deliveries partially offset by a decrease in ASP of 21.3% as compared to the third quarter of Fiscal 2015. The decrease in ASP was primarily a result of a shift to lower priced towable products.

Revenues from other manufactured products decreased by $8.2 million as we have exited sales to outside aluminum customers to maximize our labor resources.

Cost of goods sold was $241.8 million, or 88.9% of net revenues for the third quarter of Fiscal 2016 compared to $238.3 million, or 89.4% of net revenues for the same period a year ago due to the following:

•
Total variable costs (materials, direct labor, variable overhead, delivery expense and warranty), as a percent of net revenues, decreased from 84.1% to 83.5%, primarily due to our strategic sourcing initiative resulting in lower raw material costs and favorable product mix in part due to our decision to exit other manufactured products markets, partially offset by higher warranty expense.

•	Fixed overhead (manufacturing support labor, depreciation and facility costs) and research and development-related costs increased slightly from 5.3% to 5.4% of net revenues.

•	All factors considered, gross profit increased from 10.6% to 11.1% of net revenues.
Selling expenses were $4.8 million and $5.2 million, or 1.8% and 1.9% of net revenues in the third quarter of Fiscal 2016 and Fiscal 2015, respectively. The decrease in the third quarter of Fiscal 2016 was primarily due to reduced advertising and product promotion expenses as compared to the prior year.
General and administrative expenses were $4.9 million and $6.5 million, or 1.8% and 2.4% of net revenues in the third quarter of Fiscal 2016 and Fiscal 2015, respectively. Decreases in the third quarter of Fiscal 2016 were primarily related to the favorable legal settlement of $2.75 million discussed in Note 9 and increased amortization of postretirement health care prior service benefit due to the plan amendment discussed in Note 7. These expense decreases were partially offset by increased ERP expenses of $1.1 million in Fiscal 2016.
During the third quarter of Fiscal 2015 we recorded an asset impairment of $462,000 when we offered the corporate plane for sale.
The overall effective income tax rate for the third quarter of Fiscal 2016 was 30.2% compared to the effective tax rate of 28.6% for the same period in Fiscal 2015. The increase in effective rate is due to the reduction in the amount of the Domestic Production Activities Deduction applicable in Fiscal 2016 as compared Fiscal 2015. This increase was partially offset in the third quarter of 2016 by a favorable retroactive tax credit. Our effective tax rate is expected to be higher in future quarters without the benefit of this retroactive credit.
Net income and diluted income per share were $14.4 million and $0.53 per share, respectively, for the third quarter of Fiscal 2016. In the third quarter of Fiscal 2015, net income was $11.5 million and diluted income was $0.43 per share.

Nine Months of Fiscal 2016 Compared to the Comparable Nine Months of Fiscal 2015
The following is an analysis of changes in key items included in the statements of operations:

	Nine Months Ended
(In thousands, except percent and per share data)	May 28, 2016	% of Revenues(1)	May 30, 2015	% of Revenues(1)	(Decrease) Increase	% Change
Net revenues	$711,972	100.0%	$725,456	100.0%	$(13,484)	(1.9)%
Cost of goods sold	631,191	88.7%	648,629	89.4%	(17,438)	(2.7)%
Gross profit	80,781	11.3%	76,827	10.6%	3,954	5.1%

Selling	14,714	2.1%	14,703	2.0%	11	0.1%
General and administrative	19,212	2.7%	19,154	2.6%	58	0.3%
Impairment of fixed assets	—	—%	462	0.1%	(462)	(100.0)%
Operating expenses	33,926	4.8%	34,319	4.7%	(393)	(1.1)%

Operating income	46,855	6.6%	42,508	5.9%	4,347	10.2%
Non-operating income	194	—%	35	—%	159	454.3%
Income before income taxes	47,049	6.6%	42,543	5.9%	4,506	10.6%
Provision for taxes	14,699	2.1%	13,050	1.8%	1,649	12.6%
Net income	$32,350	4.5%	$29,493	4.1%	$2,857	9.7%

Diluted income per share	$1.20		$1.09		$0.11	10.1%
Diluted average shares outstanding	27,029		27,042		(13)	—%
(1) Percentages may not add due to rounding differences.
Unit deliveries and ASP, net of discounts, consisted of the following:

	Nine Months Ended
	May 28, 2016	Product Mix % (1)	May 30, 2015	Product Mix % (1)	(Decrease) Increase	% Change
Class A	2,241	32.6%	2,623	39.0%	(382)	(14.6)%
Class B	831	12.1%	735	10.9%	96	13.1%
Class C	3,799	55.3%	3,373	50.1%	426	12.6%
Total motorhome deliveries	6,871	100.0%	6,731	100.0%	140	2.1%

Motorhome ASP	$92,384		$96,086		$(3,702)	(3.9)%
(1) Percentages may not add due to rounding differences.

Towables unit deliveries and ASP, net of discounts, consisted of the following:

	Nine Months Ended
	May 28, 2016	Product Mix % (1)	May 30, 2015	Product Mix % (1)	Increase (Decrease)	% Change
Travel trailer	2,562	86.1%	1,567	82.8%	995	63.5%
Fifth wheel	413	13.9%	326	17.2%	87	26.7%
Total towable deliveries	2,975	100.0%	1,893	100.0%	1,082	57.2%

Towables ASP	$21,173		$26,007		$(4,834)	(18.6)%
(1) Percentages may not add due to rounding differences.

Net revenues consisted of the following:

	Nine Months Ended
(In thousands)	May 28, 2016		May 30, 2015		(Decrease) Increase	% Change
Motorhomes (1)	$639,984	89.9%	$652,919	90.0%	$(12,935)	(2.0)%
Towables (2)	62,811	8.8%	48,859	6.7%	13,952	28.6%
Other manufactured products	9,177	1.3%	23,678	3.3%	(14,501)	(61.2)%
Total net revenues	$711,972	100.0%	$725,456	100.0%	$(13,484)	(1.9)%

(1)	Includes motorhome units, parts and services.

(2)	Includes towable units and parts.

The decrease in motorhome net revenues of $12.9 million or 2.0% was attributed primarily to a decrease of 3.9% in ASP partially offset by a 2.1% increase in unit deliveries in the first nine months of Fiscal 2016 as compared to the first nine months of Fiscal 2015.

Towables revenues increased 28.6%, and were $62.8 million in the first nine months of Fiscal 2016, compared to $48.9 million in the first nine months of Fiscal 2015. The increase in revenues was a result of a 57.2% increase in unit deliveries, partially offset by a 18.6% decrease in ASP.

Revenues from other manufactured products decreased by $14.5 million as we have exited sales outside aluminum customers to maximize our labor resources.

Cost of goods sold was $631.2 million, or 88.7% of net revenues for the first nine months of Fiscal 2016 compared to $648.6 million, or 89.4% of net revenues for the first nine months of Fiscal 2015 due to the following:

•
Total variable costs (materials, direct labor, variable overhead, delivery expense and warranty), as a percent of net revenues, decreased to 83.3% in Fiscal 2016 compared to 84.1% in Fiscal 2015 primarily due to improved pricing, favorable product mix in part due to our decision to exit other manufactured products markets and cost savings related to our strategic sourcing project, partially offset by higher warranty expense.

•	Fixed overhead (manufacturing support labor, depreciation and facility costs) and research and development-related costs were flat at 5.3% of net revenues in both Fiscal 2016 and Fiscal 2015.

•	All factors considered, gross profit increased to 11.3% from 10.6% of net revenues.
Selling expenses were flat at $14.7 million in the first nine months of Fiscal 2016 and Fiscal 2015, and were 2.1% of net revenues in Fiscal 2016 compared to 2.0% in Fiscal 2015.
General and administrative expenses were 2.7% and 2.6% of net revenues in the first nine months of Fiscal 2016 and Fiscal 2015, respectively. General and administrative expenses increased $58,000, or 0.3% in the first nine months of Fiscal 2016 compared to the same period in Fiscal 2015. The legal settlement previously discussed and increased amortization of postretirement health care prior service benefit due to the plan amendment decreased expenses and were offset by increases in ERP and wage related expenses.
As described above, during the third quarter of Fiscal 2015 we recorded an asset impairment of $462,000 when we offered the corporate plane for sale.
The overall effective income tax rate for the first nine months of Fiscal 2016 was 31.2% compared to the effective income tax rate of 30.7% for the first nine months of Fiscal 2015. The increase in effective rate is due to the reduction in the amount of the Domestic Production Activities Deduction applicable in Fiscal 2016 as compared Fiscal 2015. This increase was partially offset in the first nine months of Fiscal 2016 by a favorable retroactive tax credit. Our effective tax rate is expected to be higher in future periods without the benefit of this retroactive tax credit.
Net income and diluted income per share were $32.4 million and $1.20 per share, respectively, for the first nine months of Fiscal 2016. In the first nine months of Fiscal 2015, net income was $29.5 million and diluted net income was $1.09 per share.

Other Balance Sheet Changes

In the first quarter of Fiscal 2016 we reduced our postretirement health care liability with a plan amendment. This resulted in a $28.6 million reduction in the postretirement health care liability, a $10.9 million decrease in our deferred tax assets and a $17.7 million increase in AOCI.

Analysis of Financial Condition, Liquidity and Resources
Cash and cash equivalents increased $1.0 million during the first nine months of Fiscal 2016 and totaled $71.3 million as of May 28, 2016. Significant liquidity events that occurred during the first nine months of Fiscal 2016 were:

•	Generation of net income of $32.4 million

•	Purchases of property and equipment of $19.9 million

•	Increase in inventory of $19.3 million

•	Dividend payments of $8.2 million

We have the ability to borrow $35.0 million through our Amended Credit Agreement with Wells Fargo Capital Finance, a revolving credit facility based on our eligible inventory and certain receivables. In addition, the Amended Credit Agreement also includes a framework to expand the size of the facility up to $50.0 million, based on mutually agreeable terms at the time of the expansion. We are in compliance with all material terms in the Amended Credit Agreement and have no outstanding borrowings at May 28, 2016.
We filed a Registration Statement on Form S-3, which was declared effective by the SEC on April 25, 2016. Subject to market conditions, we have the ability to offer and sell up to $35.0 million of our common stock in one or more offerings pursuant to the Registration Statement. The Registration Statement will be available for use for three years from its effective date. We currently have no plans to offer and sell the common stock registered under the Registration Statement; however, it does provide another potential source of liquidity to raise capital if we need it, in addition to the alternatives already in place.
Working capital at May 28, 2016 and August 29, 2015 was $180.7 million and $184.6 million, respectively, a decrease of $3.9 million. We currently expect cash on hand, cash collected on receivables, funds generated from operations and the availability under the Amended Credit Agreement to be sufficient to cover both short-term and long-term operating requirements for the next 12 months. We anticipate capital expenditures in the fourth quarter of Fiscal 2016 to be approximately $4 - $6 million as we continue to invest in our ERP system and West Coast capacity expansion investments.
We made share repurchases of $3.1 million in the first nine months of Fiscal 2016. If we believe the common stock is trading at attractive levels and reflects a prudent use of our capital, subject to compliance with the Amended Credit Agreement, we may purchase additional shares in the remainder of Fiscal 2016. At May 28, 2016 we have $4.0 million remaining on our board repurchase authorization. See Part II, Item 2 of this Form 10-Q.
Operating Activities
Cash provided by operating activities was $31.7 million for the nine months ended May 28, 2016 compared to $18.6 million for the nine months ended May 30, 2015. In Fiscal 2016 the combination of net income of $32.4 million and changes in non-cash charges (e.g., depreciation, LIFO, stock-based compensation, deferred income taxes) provided $38.7 million of operating cash. Changes in assets and liabilities (primarily an increase in inventories) used $6.9 million of operating cash in the first nine months ended May 28, 2016. In the nine months ended May 30, 2015, the combination of net income of $29.5 million and changes in non-cash charges (e.g., depreciation, LIFO, stock-based compensation, deferred income taxes) provided $37.5 million of operating cash. Changes in assets and liabilities (primarily an increase in inventories and a decrease in accrued expenses) used $19.0 million of operating cash.
Investing Activities
Cash used in investing activities of $19.5 million for the nine months ended May 28, 2016 was due primarily to capital expenditures of $19.9 million. Approximately $9.7 million was invested in property in Oregon that we intend to use to expand motorhome manufacturing and approximately $8.4 million was invested in ERP. In the nine months ended May 30, 2015, cash used in investing activities of $13.7 million was due primarily to capital expenditures of $14.2 million.
Financing Activities
Cash used in financing activities of $11.2 million for the nine months ended May 28, 2016 was primarily due to $8.2 million for the payment of dividends and $3.1 million in repurchases of our stock. Cash used in financing activities of $13.5 million for the nine months ended May 30, 2015 was primarily due to $6.2 million for repurchases of our stock and $7.3 million for payments of dividends.

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

Changes in Internal Control Over Financial Reporting
As reported in the November 28, 2015 Form 10-Q, we had a change in our internal control over financial reporting that occurred as a result of our implementation of a new ERP system that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the first nine months of Fiscal 2016, our new ERP system replaced our legacy system for our Finance area, the Towables operation and the human resources/payroll areas. Our new ERP system is intended to provide us with enhanced transactional processing and management tools compared to our legacy system. The new system was subject to extensive testing and data reconciliation during implementation.

PART II OTHER INFORMATION

Item 1. Legal Proceedings
We are involved in various legal proceedings which are ordinary litigation incidental to our business, some of which are covered in whole or in part by insurance. While we believe the ultimate disposition of litigation will not have material adverse effect on our financial position, results of operations or liquidity, there exists the possibility that such litigation may have an impact on our results for a particular reporting period in which litigation effects become probable and reasonably estimable.  Though we do not believe there is a reasonable likelihood that there will be a material change related to these matters, litigation is subject to inherent uncertainties and management’s view of these matters may change in the future.

For the past several years we have been involved in litigation in Australia seeking to recover from Knott for damages arising from Knott using our name on RVs without our approval. On December 2, 2015, the Federal Court of Australia, New South Wales District Registry, General Division, entered judgment in our favor and against Knott for damages arising out of its use of the Winnebago name.  Damages awarded were 1.0% of the total sales of Winnebago branded recreation vehicles from October 14, 2004, through October 17, 2013, plus interest.  We previously disclosed that the amount of that award was likely to exceed $5.0 million, plus attorneys’ fees.  Knott appealed that ruling.  On May 26, 2016, in exchange for immediate payment to Winnebago of $2.75 million, Winnebago and Knott executed a global settlement pursuant to which Knott will cease all use of the Winnebago name and logos, all appeals and oppositions are terminated, and all proceedings between the parties have been settled. Winnebago’s trademarks in Australia will proceed to registration without further opposition from Knott. The settlement of $2.75 million was recorded within general and administrative expense in the third quarter of Fiscal 2016.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10‑K for the fiscal year ended August 29, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 19, 2007, the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $60 million. There is no time restriction on this authorization. During the third quarter of Fiscal 2016, 182 shares were repurchased under the authorization, at an aggregate cost of $3,926. All of these shares were repurchased from employees who vested in Winnebago Industries shares during the third quarter of Fiscal 2016 and elected to pay their payroll tax via shares as opposed to cash. As of May 28, 2016, there was approximately $4.0 million remaining under this authorization.
Purchases of our common stock during each fiscal month of the third quarter of Fiscal 2016 were:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
02/28/15 - 04/02/16	—	$—	—	$4,009,000
04/03/16 - 04/30/16	182	$21.57	182	$4,005,000
05/01/16 - 05/28/16	—	$—	—	$4,005,000
Total	182	$21.57	182	$4,005,000

Our Amended Credit Agreement contains covenants that limit our ability to pay certain cash dividends or repurchase our stock without impacting financial ratio covenants.

Item 6. Exhibits

3.2
Amended By-Laws of the Registrant previously filed with the Registrant's Current Report on Forms 8-K dated March 29, 2016 and June 16, 2016 (Commission File Number 001-06403) and incorporated by reference herein.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated June 22, 2016.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated June 22, 2016.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated June 22, 2016.

32.2	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated June 22, 2016.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*Attached as Exhibit 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended May 28, 2016 formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations and Comprehensive Income, (iii) the Unaudited Consolidated Statement of Cash Flows, and (iv) related notes to these financial statements. Such exhibits are deemed furnished and not filed pursuant to Rule 406T of Regulation S-T.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.

Date:	June 22, 2016	By	/s/ Michael J. Happe
Michael J. Happe
Chief Executive Officer, President
(Principal Executive Officer)

Date:	June 22, 2016	By	/s/ Sarah N. Nielsen
Sarah N. Nielsen
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)