Form 10-K
period 2016-08-27
WINNEBAGO INDUSTRIES INC
filed 2016-10-18
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended August 27, 2016; or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________________ to _______________________
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
Large Accelerated Filer ☐      Accelerated Filer ☒       Non-accelerated filer ☐        Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Aggregate market value of the common stock held by non-affiliates of the registrant: $499,792,088 (26,684,041 shares at the closing price on the New York Stock Exchange of $18.73 on February 29, 2016).
Common stock outstanding on October 10, 2016: 26,901,146 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement relating to the registrant's December 2016 Annual Meeting of Shareholders, scheduled to be held December 13, 2016, are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K where indicated.

Winnebago Industries, Inc.
2016 Form 10-K Annual Report

ii

Glossary

The following terms and abbreviations appear in the text of this report and are defined as follows:

AOCI	Accumulated Other Comprehensive Income (Loss)
Amended Credit Agreement	Credit Agreement dated as of May 28, 2014 by and between Winnebago Industries, Inc and Winnebago of Indiana, LLC, as Borrowers, and Wells Fargo Capital Finance, as Agent
ARS	Auction Rate Securities
ASC	Accounting Standards Codification
ASP	Average Sales Price
ASU	Accounting Standards Update
COLI	Company Owned Life Insurance
Credit Agreement
Credit Agreement dated as of October 31, 2012 by and between Winnebago Industries, Inc. and Winnebago of Indiana, LLC, as Borrowers, and General Electric Capital Corporation, as Agent (as amended May 28, 2014)

EPS	Earnings Per Share
ERP	Enterprise Resource Planning
FASB	Financial Accounting Standards Board
FIFO	First In, First Out
GAAP	Generally Accepted Accounting Principles
GECC	General Electric Capital Corporation
Grand Design	Grand Design RV, LLC
IRS	Internal Revenue Service
IT	Information Technology
JPMorgan	JPMorgan Chase Bank, N.A.
LIBOR	London Interbank Offered Rate
LIFO	Last In, First Out
LTIP	Long-Term Incentive Plan
MVA	Motor Vehicle Act
NMF	Non-Meaningful Figure
NOL	Net Operating Loss
NYSE	New York Stock Exchange
OCI	Other Comprehensive Income
Octavius	Octavius Corporation, a wholly-owned subsidiary of Winnebago Industries, Inc.
OEM	Original Equipment Manufacturing
OSHA	Occupational Safety and Health Administration
ROE	Return on Equity
ROIC	Return on Invested Capital
RV	Recreation Vehicle
RVIA	Recreation Vehicle Industry Association
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SIR	Self-Insured Retention
Stat Surveys	Statistical Surveys, Inc.
SunnyBrook	SunnyBrook RV, Inc.
Towables	Winnebago of Indiana, LLC, a wholly-owned subsidiary of Winnebago Industries, Inc.
US	United States of America
XBRL	eXtensible Business Reporting Language
YTD	Year to Date

iii

WINNEBAGO INDUSTRIES, INC.
FORM 10‑K
Report for the Fiscal Year Ended August 27, 2016
Forward-Looking Information
Certain of the matters discussed in this Annual Report on Form 10-K are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. A number of factors could cause actual results to differ materially from these statements, including, but not limited to: increases in interest rates, availability of credit, low consumer confidence, availability of labor, significant increase in repurchase obligations, inadequate liquidity or capital resources, availability and price of fuel, a slowdown in the economy, increased material and component costs, availability of chassis and other key component parts, sales order cancellations, slower than anticipated sales of new or existing products, new product introductions by competitors, the effect of global tensions, integration of operations relating to mergers and acquisitions activities, business interruptions, any unexpected expenses related to ERP, risks relating to the consummation of our acquisition of Grand Design including, the possibility that the closing conditions to the contemplated transaction may not be satisfied or waived, risks that a governmental entity may prohibit, delay or refuse to grant a necessary regulatory approval; delay in closing the transaction or the possibility of non-consummation of the transaction; the potential for regulatory authorities to require divestitures in connection with the proposed transaction, the failure to consummate the debt transactions contemplated by the transaction with Grand Design, the possibility that we might have to pay a $35 million termination fee to Grand Design or additional damages for failing to close the transaction; the occurrence of any event that could give rise to termination of the agreement; the risk that shareholder litigation in connection with the contemplated transaction may affect the timing or occurrence of the contemplated transaction or result in significant costs of defense, indemnification and liability; risks inherent in the achievement of cost synergies and the timing thereof; risks that the pendency, financing, and efforts to consummate the transaction may be disruptive to Winnebago Industries or Grand Design or their respective management; the effect of announcement of the transaction on Grand Design's ability to retain and hire key personnel and maintain relationships with customers, suppliers and other third parties, risks related to integration of the two companies and other factors which may be disclosed throughout this Annual Report on Form 10-K. Although we believe that the expectations reflected in the "forward-looking statements" are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these "forward-looking statements," which speak only as of the date of this report. We undertake no obligation to publicly update or revise any "forward-looking statements," whether as a result of new information, future events or otherwise, except as required by law or the rules of the NYSE. We advise you, however, to consult any further disclosures made on related subjects in future quarterly reports on Form 10-Q and current reports on Form 8-K that are filed or furnished with the SEC.

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
We own facilities in Middlebury, Indiana, where we manufacture travel trailers and fifth wheel RVs and Junction City, Oregon, where we manufacture motorhomes.
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

Principal Products
We have one reportable segment, the RV market. We design, develop, manufacture and market motorized and towable recreation products along with supporting products and services. Net revenues by major product classes were as follows:

	Year Ended (1)
(In thousands)	August 27, 2016		August 29, 2015		August 30, 2014		August 31, 2013		August 25, 2012
Motorhomes (2)	$875,004	89.7%	$872,915	89.4%	$853,488	90.3%	$718,580	89.5%	$496,193	85.3%
Towables (3)	89,412	9.2%	71,684	7.3%	58,123	6.1%	54,683	6.8%	56,784	9.8%
Other manufactured products	10,810	1.1%	31,906	3.3%	33,552	3.6%	29,902	3.7%	28,702	4.9%
Total net revenues	$975,226	100.0%	$976,505	100.0%	$945,163	100.0%	$803,165	100.0%	$581,679	100.0%

(1)	The fiscal year ended August 31, 2013 contained 53 weeks; all other fiscal years contained 52 weeks.

(2)	Includes motorhome units, parts and services

(3)	Includes towable units and parts.

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
Gas: Adventurer, Sightseer, Suncruiser, Sunova, Sunstar, Sunstar LX, Vista, Vista LX
Diesel: Forza, Grand Tour, Journey, Tour, Via
Class B (gas and diesel)	Panel-type vans to which sleeping, kitchen, and/or toilet facilities are added. These models may also have a top extension to provide more headroom.	Winnebago Touring Coach (Era, Paseo, Travato)
Class C (gas and diesel)	Motorhomes built on van-type chassis onto which the motorhome manufacturer constructs a living area with access to the driver's compartment.	Aspect, Cambria, Fuse, Minnie Winnie, Navion, Spirit, Trend, View
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
Our Class A, B and C motorhomes are sold by dealers in the retail market with manufacturer's suggested retail prices ranging from approximately $70,000 to $470,000, depending on size and model, plus optional equipment and delivery charges. Our motorhomes range in length from 21 to 44 feet.
Unit sales of our motorhomes for the last five fiscal years were as follows:

	Year Ended (1)(2)
Units	August 27, 2016		August 29, 2015		August 30, 2014		August 31, 2013		August 25, 2012
Class A	2,925	31.4%	3,442	37.8%	4,466	51.0%	3,761	55.1%	2,579	55.6%
Class B	1,239	13.3%	991	10.9%	751	8.6%	372	5.5%	319	6.9%
Class C	5,143	55.3%	4,664	51.3%	3,538	40.4%	2,688	39.4%	1,744	37.6%
Total motorhomes	9,307	100.0%	9,097	100.0%	8,755	100.0%	6,821	100.0%	4,642	100.0%

(1)	The fiscal year ended August 31, 2013 contained 53 weeks; all other fiscal years contained 52 weeks.

(2)	Percentages may not add due to rounding differences.
Motorhome parts and service activities represent revenues generated by service work we perform for retail customers at our Forest City, Iowa and Junction City, Oregon facilities as well as revenues from sales of RV parts. As of August 27, 2016, our parts inventory was approximately $3.5 million and is located in a 450,000-square foot warehouse with what we believe to be among the most sophisticated distribution and tracking systems in the industry. Our competitive strategy is to provide proprietary manufactured parts through our dealer network, which we believe increases customer satisfaction and the value of our motorhomes.

Towables. A towable is a non-motorized vehicle that is designed to be towed by passenger automobiles, pickup trucks, SUVs or vans and is used as temporary living quarters for recreational travel. The RVIA classifies towables in four types: conventional travel trailers, fifth wheels, folding camper trailers and truck campers; we manufacture and sell conventional travel trailers and fifth wheels under the Winnebago brand name, which are defined as follows:

Type	Description	Winnebago product offerings
Travel trailer	Conventional travel trailers are towed by means of a hitch attached to the frame of the vehicle.	Winnie Drop, Micro Minnie, Minnie, Ultralite, Instinct, Spyder (Toy Hauler)
Fifth wheel	Fifth wheel trailers are constructed with a raised forward section that is connected to the vehicle with a special fifth wheel hitch.	Destination, Latitude, Voyage, Voyage XLT, Scorpion (Toy Hauler)
Unit sales of our towables for the last five fiscal years were as follows:

	Year Ended (1)(2)
Units	August 27, 2016		August 29, 2015		August 30, 2014		August 31, 2013		August 25, 2012
Travel trailer	3,613	86.0%	2,182	81.7%	2,052	81.8%	2,038	80.4%	1,372	58.7%
Fifth wheel	586	14.0%	488	18.3%	457	18.2%	497	19.6%	966	41.3%
Total towables	4,199	100.0%	2,670	100.0%	2,509	100.0%	2,535	100.0%	2,338	100.0%

(1)	The fiscal year ended August 31, 2013 contained 53 weeks; all other fiscal years contained 52 weeks.

(2)	Percentages may not add due to rounding differences.
On October 2, 2016, we entered into a Securities Purchase Agreement pursuant to which we intend to acquire Grand Design, a fast-growing towables manufacturer in Middlebury, Indiana. Grand Design manufactures travel trailers and fifth wheel products.
With this acquisition, we expect to have a broader and more balanced portfolio of motorized and towable products and intend to capitalize on the opportunities across the RV market and to drive improved profitability and long-term value for shareholders.

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
Our motorhomes are primarily produced in the state of Iowa at four different campuses. Our Forest City facilities are vertically integrated and provide mechanized assembly line manufacturing for Class A and C motorhomes. We assemble Class B motorhomes in our Lake Mills facilities. Hardwood cabinet, countertop and compartment door products are manufactured at our Charles City campus. Our Waverly facility is used for wire harness fabrication. Beginning in 2016, we also began assembling motorhomes in our Junction City, Oregon facility. Our motorhome bodies are made from various materials and structural components which are typically laminated into rigid, lightweight panels. Body designs are developed with computer aided design and manufacturing and subjected to a variety of tests and evaluations to meet our standards and requirements. We manufacture a number of components utilized in our motorhomes, with the principal exceptions being chassis, engines, generators and appliances that we purchase from reputable manufacturers.
Most of our raw materials such as steel, aluminum, fiberglass and wood products are obtainable from numerous sources. Certain parts, especially motorhome chassis, are available from a small group of suppliers. We are currently purchasing Class A and C chassis from Ford Motor Company, Mercedes-Benz USA (a Daimler company) and Mercedes-Benz Canada (a Daimler company) and Class A chassis from Freightliner Custom Chassis Corporation (a Daimler company). Class B chassis are purchased from Mercedes-Benz USA, Mercedes-Benz Canada, FCA US, LLC and FCA Canada, Inc.. Class C chassis are also purchased from FCA US, LLC and FCA Canada, Inc. In Fiscal 2016, only two vendors, Ford Motor Company and Mercedes-Benz (USA and Canada) individually accounted for more than 10% of our raw material purchases and approximating 35% in the aggregate.

Our towables are produced at an assembly plant located in Middlebury, Indiana. The majority of components are comprised of frames, appliances and furniture and are purchased from suppliers.

Backlog
We strive to balance timely order fulfillment to customers with the lead times suppliers require to efficiently source materials and manage costs. Production facility constraints at peak periods also lead to fluctuations in backlogged orders which we manage closely. The approximate revenue of our motorhome backlog was $107.6 million and $156.4 million as of August 27, 2016 and August 29, 2015, respectively. The approximate revenue of our towable backlog was $8.4 million and $6.2 million as of August 27, 2016 and August 29, 2015, respectively. A more detailed description of our motorhome and towable order backlog is included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Distribution and Financing
We market our RVs on a wholesale basis to a diversified independent dealer network located throughout the US and, to a limited extent, in Canada. Foreign sales, including Canada, were 8% or less of net revenues during each of the past three fiscal years. See Note 12 to our Financial Statements of this Annual Report on Form 10-K.
As of August 27, 2016, our RV dealer network in the US and Canada included 295 motorized and 161 towable physical dealer locations, 74 of these locations carried both Winnebago motorized and towable product. One of our dealer organizations, FreedomRoads, LLC, accounted for 16.6% of our net revenue for Fiscal 2016, as this dealer sold our products in 78 of their dealership locations across 28 US states. A second dealer organization, La Mesa RV Center, Inc., accounted for 13.0% of our net revenue for Fiscal 2016, as this dealer sold our products in 11 dealership locations across 4 US states.
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
RV sales to dealers are made on cash terms. Most dealers are financed on a "floorplan" basis under which a bank or finance company lends the dealer all, or substantially all, of the purchase price, collateralized by a security interest in the merchandise purchased. As is customary in the RV industry, we typically enter into a repurchase agreement with a lending institution financing a dealer's purchase of our product upon the lending institution's request and after completion of a credit check of the dealer involved. Our repurchase agreements provide that for up to 18 months after a unit is financed, in the event of default by the dealer on the agreement to pay the lending institution and repossession of the unit(s) by the lending institution, we will repurchase the financed merchandise from the lender at dealer invoice. Our maximum exposure for repurchases varies significantly from time to time, depending upon general economic conditions, seasonal shipments, competition, demand for RVs, dealer organization, gasoline availability and access to and the cost of financing. See Note 9.

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
We have several domestic and foreign trademark registrations associated with our motorhome and towable products which include: Winnebago, Aspect, Brave, Cambria, Chalet, Destination, Ellipse, Era, Forza, Fuse, Glide & Dine, Inlounge, Instinct, Intable, Itasca, Journey, Meridian, Micro Minnie, Minnie, Minnie Winnie, Sightseer, Solei, Spirit, Spyder, Suncruiser, Sunova, Sunstar, Travato, Trend, Tribute, View, Vista, Viva!, Voyage, W, Flying W (logo), WIT Club, Winnebago Ind (logo), Winnebago Towables (logo) and Winnebago Touring Coach. We believe that our trademarks and trade names are significant to our business and we have in the past and will in the future vigorously protect them against infringement by third parties. We are not dependent upon any patents or technology licenses of others for the conduct of our business.

Research and Development
Research and development expenditures are expensed as incurred. During Fiscal 2016, 2015 and 2014, we spent approximately $4.0 million, $3.9 million and $4.3 million, respectively on research and development activities.

Human Resources
At the end of Fiscal 2016, 2015 and 2014, we employed approximately 3,050, 2,900 and 2,850 persons, respectively. None of our employees are covered under a collective bargaining agreement. We believe our relations with our employees are good.

Executive Officers of the Registrant

Name	Office (Year First Elected an Officer)	Age
Michael J. Happe	President and Chief Executive Officer (2016)	45
Ashis N. Bhattacharya	Vice President, Strategic Planning and Development (2016)	53
S. Scott Degnan	Vice President and General Manager, Towables Business (2012)	51
Steven R. Dummett	Vice President, Product Development (2015 - September 2016)	61
Scott C. Folkers	Vice President, General Counsel & Secretary (2012)	54
Brian D. Hazelton	Vice President and General Manager, Motorhome Business (August 2016)	51
Daryl W. Krieger	Vice President, Manufacturing (2010 - September 2016)	53
Sarah N. Nielsen	Vice President, Chief Financial Officer (2005)	43
Christopher D. West	Vice President, Operations (September 2016)	44
Bret A. Woodson	Vice President, Administration (2015)	46
Donald L. Heidemann	Treasurer and Director of Finance (2007)	44

Officers are elected annually by the Board of Directors. There are no family relationships between or among any of the Corporate Officers or Directors of the Company.
Mr. Happe joined Winnebago Industries in January 2016 as President and Chief Executive Officer (CEO). Prior to joining Winnebago, he had been employed by Toro Company from 1997 to 2016. He served as Executive Officer and Group Vice President of Toro's Residential and Contractor businesses from March 2012 to December 2015. From August 2010 to March 2012 he served as Vice President, Residential and Landscape Contractor Businesses. Prior to that he held a series of senior leadership positions throughout his career across a variety of Toro's domestic and international divisions.
Mr. Bhattacharya joined Winnebago Industries in May 2016 as Vice President of Strategic Planning and Development. Prior to joining Winnebago, Mr. Bhattacharya served at Honeywell as Vice President, Strategy, Alliances & Internet of Things (IoT) for the Sensing and Productivity Solutions division from 2010 to 2016. Prior to that, he was employed with Moog, Motorola, and Bain & Company in a variety of roles.
Mr. Degnan joined Winnebago Industries in May 2012 as Vice President of Sales and Product Management. He moved into the role of Vice President and General Manager, Towables Business in July 2016. Prior to joining Winnebago, Mr. Degnan served as Vice President of Sales for Riverside, California's MVP RV from 2010 to 2012. He also previously served in management and sales positions with Coachmen RV from 2008 to 2010, with National RV from 2007 to 2008, and Fleetwood Enterprises from 1987 to 2007.
Mr. Dummett has over 30 years of experience with Winnebago Industries. He was elected to the position of Vice President, Product Development in January 2015. Prior to that time, he served as Design Engineering Manager from 2010 to 2015 and as Project Engineering Coordinator and Product Designer. Effective September 16, 2016 Mr. Dummett was named Managing Director of Engineering, reporting to Mr. Hazelton.

Mr. Folkers joined Winnebago Industries in August 2010 as assistant general counsel. He was elected to the position of Vice President, General Counsel and Secretary in June 2012. Prior to joining Winnebago, Mr. Folkers was employed as in-house counsel for John Morrell & Co., in Sioux Falls, SD from 1998 to 2010. Mr. Folkers is a member of the Iowa Bar Association.
Mr. Hazelton joined Winnebago Industries in August 2016 as Vice President and General Manager, Motorhome Business. He previously was CEO of Schwing America, Inc. from 2009 to 2016. Schwing declared Chapter 11 bankruptcy in 2009 emerging in 2010 with a reorganization plan. Prior to his employment with Schwing, he worked for Terex Corporation and Detroit Diesel Corporation in various executive roles.
Mr. Krieger has over 30 years of experience with Winnebago Industries. He has been Vice President, Manufacturing since May 2010. Prior to that time, he served as Director of Manufacturing from November 2009 to May 2010 and General Manager - Fabrication from February 2002 to November 2009. Effective September 16, 2016 Mr. Krieger was named Managing Director of Iowa Operations, reporting to Mr. West.
Ms. Nielsen has 11 years of experience with Winnebago Industries. She has been Vice President and Chief Financial Officer since November 2005. Ms. Nielsen joined Winnebago in August 2005 as Director of Special Projects and Training. Prior to that time, she was employed as a senior audit manager at Deloitte & Touche LLP, where she worked from 1995 to 2005. Ms. Nielsen is a Certified Public Accountant.
Mr. West joined Winnebago Industries in September 2016 as Vice President, Operations. He previously was Vice President of Global Supply Chain for Joy Global (a worldwide equipment manufacturer) from 2014 to 2016, and Operations Director from 2012 to 2014. Other positions Mr. West has held include Director of Manufacturing for AGCO Corporation (an agricultural equipment manufacturer) from 2008 to 2012 and Director of Operations and other management positions for the Nordam Group (a manufacturer of aircraft interiors) from 1999 to 2009.
Mr. Woodson joined Winnebago Industries in January 2015 as Vice President, Administration. Prior to joining Winnebago, Mr. Woodson was Vice President of Human Resources at Corbion from 2007 to 2014 and Director, Human Resources at Sara Lee from 1999 to 2007 and has over 23 years of business and human resources experience.
Mr. Heidemann has nine years of experience with Winnebago Industries. He was elected to the position of Treasurer in August 2007 and added Director of Finance responsibilities in August 2011.  Prior to joining the Company, Mr. Heidemann served in various treasury positions for Select Comfort Corporation from 2003 to July 2007 and served in various treasury positions for Rent-A-Center Incorporated from 1998 to 2003.
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
Competition
The market for RVs is very competitive. Competitive factors in this industry include price, design, value, quality, service, brand awareness and reputation. There can be no assurance that existing or new competitors will not develop products that are superior to our RVs or that achieve better consumer acceptance, thereby adversely affecting our market share, sales volume and profit margins. Some of our competitors are much larger than us, most notably in the towable RV market, which provide these competitors with more financial resources and access to capital as well as additional purchasing power. In addition, competition could increase if new companies enter the market, existing competitors consolidate their operations or if existing competitors expand their product lines or intensify efforts within existing product lines. Our current products, products under development, and our ability to develop new and improved products may be insufficient to enable us to compete effectively with our competitors. These competitive pressures may have a material adverse effect on our results of operations.
Hiring Constraints and Retaining Key Employees
Our ability to meet our strategic objectives and otherwise grow our business will depend to a significant extent on the continued contributions of our leadership team. Our future success will also depend in large part on our ability to identify, attract, and retain other highly qualified managerial, technical, sales and marketing, operations, and customer service personnel. Our main motorhome operation is located in northern Iowa, a largely rural area. Competition for these individuals is intense and supply is limited. We may not succeed in identifying, attracting, or retaining qualified personnel on a cost-effective basis. The loss or interruption of services of any of our key personnel, inability to identify, attract, or retain qualified personnel in the future, delays in hiring qualified personnel, or any employee work slowdowns, strikes, or similar actions could make it difficult for us to conduct and manage our business and meet key objectives, which could harm our business, financial condition, and operating results.
Production Disruptions
We currently manufacture most of our products at two locations in the U.S. One of these locations produces approximately 80% of our products. These facilities may be affected by natural or man-made disasters and other external events. In the event that one of our manufacturing facilities was affected by a disaster or other event, we could be forced to shift production to one of our other manufacturing facilities or to cease operations. Although we maintain insurance for damage to our property and disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses. Any disruption in our manufacturing capacity could have an adverse impact on our ability to produce sufficient inventory of our products or may require us to incur additional expenses in order to produce sufficient inventory, and therefore, may adversely affect our net sales and operating results. Any disruption or delay at our manufacturing facilities could impair our ability to meet the demands of our customers, and our customers may cancel orders or purchase products from our competitors, which could adversely affect our business and operating results.
Risks Related to Our Recently Announced Potential Acquisition
In connection with our recently announced agreement to acquire Grand Design, there are significant risks relating to the consummation of our acquisition including, the possibility that the closing conditions to the contemplated transaction may not be satisfied or waived, including that a governmental entity may prohibit, delay or refuse to grant a necessary regulatory approval; delay in closing the transaction or the possibility of non-consummation of the transaction; the potential for regulatory authorities to require divestitures in connection with the proposed transaction, the failure to consummate the debt transactions contemplated by the transaction with Grand Design, the possibility that we might have to pay a $35.0 million termination fee to Grand Design or additional damages for failing to close the transaction; the occurrence of any event that could give rise to termination of the agreement; the risk that shareholder litigation in connection with the contemplated transaction may affect the timing or occurrence of the contemplated transaction or result in significant costs of defense, indemnification and liability; risks inherent in the achievement of cost synergies and the timing thereof; risks that the pendency, financing, and efforts to consummate the transaction may be disruptive to Winnebago Industries or Grand Design RV or their respective management; the effect of announcement of the transaction on Grand Design’s ability to retain and hire key personnel and maintain relationships with customers, suppliers and other third parties, and risks related to integration of the two companies.

The Company’s Stock Price is Subject to Volatility
Our stock price may fluctuate based on many factors.  Our recently announced and pending acquisition of Grand Design, for example, provides important strategic positioning and earnings growth potential and will also result in the issuance of new shares of common stock to partially finance the transaction.  We have agreed to issue $105.0 million worth of common stock to the owners of Grand Design and register these shares for resale after the transaction closes. Stock issuance may cause dilution of earnings per share or put selling pressure on our share price. Changing credit agreements and leverage ratios may also impact stock price. In general, analysts expectations and our ability to meet those expectations quarterly may cause stock price fluctuations. If we fail to meet expectations related to future growth, profitability, debt repayment, dividends, share issuance or repurchase or other market expectations our stock price may decline significantly.

Facility Expansion and Diversification
We are expanding our production capabilities at our site in Junction City, Oregon. The expansion and renovation entails risks that could cause disruption in the operations of our business and unanticipated cost increases. Should we experience production variances, quality or safety issues as we ramp up these operations our business and operating results could be adversely affected.
Adverse Effects of Union Activities
Although none of our employees are currently represented by a labor union, unionization could result in higher employee costs and increased risk of work stoppages. We are, directly or indirectly, dependent upon companies with unionized work forces, such as parts suppliers and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition or operating results. If a work stoppage occurs, it could delay the manufacture and sale of our recreational vehicles and have a material adverse effect on our business, prospects, operating results or financial condition.
General Economic Conditions and Certain Other External Factors
Companies within the RV industry are subject to volatility in operating results due primarily to general economic conditions because the purchase of an RV is often viewed as a consumer discretionary purchase. Demand for discretionary goods in general can fluctuate with recessionary conditions; slow or negative economic growth rates; negative consumer confidence; reduced consumer spending levels resulting from tax increases or other factors; prolonged high unemployment rates; higher commodity and component costs; fuel prices; inflationary or deflationary pressures; reduced credit availability or unfavorable credit terms for dealers and end-user customers; higher short-term interest rates; and general economic and political conditions and expectations. Specific factors affecting the RV industry include:

•	overall consumer confidence and the level of discretionary consumer spending;

•	employment trends;

•	the adverse impact of global tensions on consumer spending and travel-related activities; and

•	the adverse impact on margins due to increases in raw material costs which we are unable to pass on to customers without negatively affecting sales.

Dependence on Credit Availability and Interest Rates to Dealers and Retail Purchasers
Our business is affected by the availability and terms of the financing to dealers. Generally, RV dealers finance their purchases of inventory with financing provided by lending institutions. Three financial flooring institutions held 61% of our total financed dealer inventory dollars that were outstanding at August 27, 2016. In the event that any of these lending institutions limit or discontinue dealer financing, we could experience a material adverse effect on our results of operations.

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
Managing Growth Opportunities
One of our growth strategies is to drive growth through targeted acquisitions and alliances, stronger customer relations, and new joint ventures and partnerships that add value while supplementing our existing brands and product portfolio. Our ability to grow through acquisitions will depend, in part, on the availability of suitable candidates at acceptable prices, terms, and conditions, our ability to compete effectively for acquisition candidates, and the availability of capital and personnel to complete such acquisitions and run the acquired business effectively. Any acquisition, alliance, joint venture, or partnership could impair our business, financial condition, reputation, and operating results. The benefits of an acquisition or new alliance, joint venture, or partnership may take more time than expected to develop or integrate into our operations, and we cannot guarantee that previous or future acquisitions, alliances, joint ventures, or partnerships will, in fact, produce any benefits. Such acquisitions, alliances, joint ventures, and partnerships may involve a number of risks, including:

•	diversion of management’s attention;

•	disruption to our existing operations and plans;

•	inability to effectively manage our expanded operations;

•
difficulties or delays in integrating and assimilating information and financial systems, operations, and products of an acquired business or other business venture or in realizing projected efficiencies, growth prospects, cost savings, and synergies;

•	inability to successfully integrate or develop a distribution channel for acquired product lines;

•
potential loss of key employees, customers, distributors, or dealers of the acquired businesses or adverse effects on existing business relationships with suppliers, customers, distributors, and dealers;

•	adverse impact on overall profitability if our expanded operations do not achieve the financial results projected in our valuation model;

•
inaccurate assessment of additional post-acquisition or business venture investments, undisclosed, contingent or other liabilities or problems, unanticipated costs associated with an acquisition or other business venture, and an inability to recover or manage such liabilities and costs; and

•
incorrect estimates made in the accounting for acquisitions, incurrence of non-recurring charges, and write-off of significant amounts of goodwill or other assets that could adversely affect our operating results.

Credit Arrangements and Leverage
In order to achieve our growth strategies, we plan to establish new credit arrangements and increase our leverage. This capital will allow us to finance targeted acquisitions including the recently announced agreement to acquire Grand Design, as well as fund the working capital requirements of organic growth. In connection with our agreement to acquire Grand Design we executed a customary debt commitment letter with JPMorgan pursuant to which, subject to customary exceptions and conditions, JPMorgan has committed to provide a seven-year $300 million secured term loan B facility, and a five-year $125 million asset-based revolving credit facility (collectively the “Credit Facilities”). We intend to use the proceeds from the term loan and a portion of the revolving credit facility together with $60 million in cash and issue $105 million of common stock to complete the acquisition. The remainder of the revolving credit facility will be used to fund our working capital needs. The Credit Facilities are expected to be secured by all or substantially all of our assets, and will replace our current credit facility with Wells Fargo Bank, N.A.
If we cannot negotiate favorable agreements and related covenants, restrictive provisions may limit our ability to conduct our business, take advantage of business opportunities, and respond to changing business, market, and economic conditions. We must generate sufficient cash to pay our debt service and support our business in an industry that is cyclical. In addition, they may place us at a competitive disadvantage relative to other companies that may be subject to fewer, if any, restrictions or may otherwise adversely affect our business. Transactions that we may view as important opportunities, such as significant acquisitions, may be subject to the consent of the lenders under future credit arrangements, which consent may be withheld or granted subject to conditions specified at the time that may affect the attractiveness or viability of the transaction.
Demand Forecasting and Inventory Management
Our ability to manage our inventory levels to meet our customer's demand for our products is important for our business. For example, certain dealers are focused on the rental market which spikes over the summer vacation period while other dealers are focused on direct sales to the consumer at various price points. Our production levels and inventory management are based on demand estimates six to twelve months forward taking into account supply lead times, production capacity, timing of shipments, and dealer inventory levels. If we overestimate or underestimate demand for any of our products during a given season, we may not maintain appropriate inventory levels, which could negatively impact our net sales or working capital, hinder our ability to meet customer demand, or cause us to incur excess and obsolete inventory charges.
Distribution Channel Management
We sell many of our products through distribution channels and are subject to risks relating to their inventory management decisions and operational and sourcing practices. Our distribution channel customers carry inventories of our products as part of their ongoing operations and adjust those inventories based on their assessments of future needs. Such adjustments may impact our inventory management and working capital goals as well as operating results. If the inventory levels of our distribution channel customers are higher than they desire, they may postpone product purchases from us, which could cause our sales to be lower than the end-user demand for our products and negatively impact our inventory management and working capital goals as well as our operating results.
Responsiveness to Market Changes
One of our growth strategies is to develop innovative, customer-valued products to generate revenue growth. We may not be able to compete as effectively with our competitors, and ultimately satisfy the needs and preferences of our customers, unless we can continue to enhance existing products and develop new innovative products for the markets in which we compete. Product development requires significant financial, technological, and other resources. Product improvements and new product introductions also require significant research, planning, design, development, engineering, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop and introduce product improvements or new products. Our competitors' new products may beat our products to market, be higher quality or more reliable, be more effective with more features and/or less expensive than our products, obtain better market acceptance, or render our products obsolete. Any new products that we develop may not receive market acceptance or otherwise generate any meaningful net sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs, and research and development.
Potential Loss of a Large Dealer Organization
One of our dealer organizations accounted for 16.6% of our net revenue for Fiscal 2016. A second dealer organization, accounted for 13.0% of our net revenue for Fiscal 2016. The loss of either or both of these dealer organizations could have a significant adverse effect on our business. In addition, deterioration in the liquidity or creditworthiness of either or both of these dealers could negatively impact our sales and could trigger repurchase obligations under our repurchase agreements.
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
Raw Material Costs
We purchase raw materials such as steel, aluminum, and other commodities, and components, such as chassis, refrigerators, and televisions, for use in our products. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, copper, lead, rubber, and others that are integrated into our end products. To the extent that commodity prices increase and we do not have firm pricing from our suppliers, or our suppliers are not able to honor such prices, increases in the cost of such raw materials and components and parts may adversely affect our profit margins if we are unable to pass along to our customers these cost increases in the form of price increases or otherwise reduce our cost of goods sold. In addition, increases in other costs of doing business may also adversely affect our profit margins and businesses. For example, an increase in fuel costs may result in an increase in our transportation costs, which also could adversely affect our operating results and businesses. Historically, we have mitigated cost increases, in part, by collaborating with suppliers, reviewing alternative sourcing options, substituting materials, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate. However, we may not be able to fully offset such increased costs in the future. Further, if our price increases are not accepted by our customers and the market, our net sales, profit margins, earnings, and market share could be adversely affected.
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
Protection of our Brand
We believe that one of the strengths of our business is our brand which is widely known around the world. We vigorously defend our brand and our other intellectual property rights against third parties on a global basis. We have, from time to time, had to bring claims against third parties to protect or prevent unauthorized use of our brand. If we are unable to protect and defend our brand or other intellectual property, it could have a material adverse effect on our results or financial condition.
Product Liability
We are subject, in the ordinary course of business, to litigation including a variety of warranty, "Lemon Law" and product liability claims typical in the RV industry. Although we have an insurance policy with a $35.0 million limit covering product liability, we are self-insured for the first $2.5 million of product liability claims on a per occurrence basis, with a $6.0 million aggregate per policy year. We cannot be certain that our insurance coverage will be sufficient to cover all future claims against us, which may have a material adverse effect on our results of operations and financial condition. Any increase in the frequency and size of these claims, as compared to our experience in prior years, may cause the premium that we are required to pay for insurance to rise significantly. Product liability claims may also cause us to pay punitive damages, not all of which are covered by our insurance. In addition, if product liability claims rise to a level of frequency or size that are significantly higher than similar claims made against our competitors, our reputation and business may be harmed.
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
In addition to our general reliance on information systems, we began implementation of a new ERP system at the end of fiscal year 2015. The implementation has been staged in several subprojects and many have been completed. The final phases of the project relate to motorhome products and are planned for late Fiscal 2017. Though we perform planning and testing to reduce risks associated with such a complex, enterprise-wide systems change, failure to meet requirements of the business could disrupt our business and harm our reputation, which may result in decreased sales, increased overhead costs, excess or obsolete inventory, and product shortages, causing our business, reputation, financial condition, and operating results to suffer.
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
Government Regulation
We are subject to numerous federal, state and local regulations and the following summarizes some, but not all, of the laws and regulations that apply to us.
Federal Motor Vehicle Safety Standards govern the design, manufacture and sale of our products, which standards are promulgated by the National Highway Safety Administration (NHTSA).  NHTSA requires manufacturers to recall and repair vehicles which are non-compliant with a Federal Motor Vehicle Safety Standard or contain safety defects.  Any major recalls of our vehicles, voluntary or involuntary, could have a material adverse effect on our results of operations, financial condition and cash flows.  While we believe we are substantially in compliance with the foregoing laws and regulations as they currently exist, amendments to any of these regulations or the implementation of new regulations could significantly increase the cost of testing, manufacturing, purchasing, operating or selling our products and could have a material adverse effect on our results of operations, financial condition, and cash flows.  In addition, our failure to comply with present or future regulations could result in Federal fines being imposed on us, potential civil and criminal liability, suspension of sales or production or cessation of operations
We are also subject to federal and numerous state consumer protection and unfair trade practice laws and regulations relating to the sale, transportation and marketing of motor vehicles, including so-called "Lemon Laws." Federal and state laws and regulations also impose upon vehicle operators various restrictions on the weight, length and width of motor vehicles, including motorhomes that may be operated in certain jurisdictions or on certain roadways. Certain jurisdictions also prohibit the sale of vehicles exceeding length restrictions.
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
Climate Change and Related Regulation
There is growing concern from members of the scientific community and the general public that an increase in global average temperatures due to emissions of greenhouse gases ("GHG") and other human activities have or will cause significant changes in weather patterns and increase the frequency and severity of natural disasters. We are currently subject to rules limiting emissions and other climate related rules and regulations in certain jurisdictions where we operate. In addition, we may become subject to additional legislation and regulation regarding climate change, and compliance with any new rules could be difficult and costly. Concerned parties, such as legislators, regulators, and non-governmental organizations, are considering ways to reduce GHG emissions. Foreign, federal, state, and local regulatory and legislative bodies have proposed various legislative and regulatory measures relating to climate change, regulating GHG emissions, and energy policies. If such legislation is enacted, we could incur increased energy, environmental, and other costs and capital expenditures to comply with the limitations. Due to uncertainty in the regulatory and legislative processes, as well as the scope of such requirements and initiatives, we cannot currently determine the effect such legislation and regulation may have on our products and operations.
Anti-takeover Effect
Provisions of our articles of incorporation, by-laws, the Iowa Business Corporation Act and provisions in our credit facilities and certain of our compensation programs that we may enter into from time to time could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial by our shareholders. As part of our acquisition of Grand Design, we will issue $105 million of common stock to the owners of Grand Design. As part of the transaction, the owners have agreed to standstill covenants that prohibit these parties from taking certain hostile actions against us for up to one year. The combination of these provisions effectively inhibits a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our principal manufacturing, maintenance and service operations are conducted in multi-building complexes owned or leased by us. The following sets forth our material facilities as of August 27, 2016:

Location	Facility Type/Use	# of Buildings	Owned or Leased	Square Footage
Forest City, Iowa	Manufacturing, maintenance, service and office	32	Owned	1,546,000
Forest City, Iowa	Warehouse	3	Owned	459,000
Charles City, Iowa	Manufacturing	2	Owned	161,000
Waverly, Iowa	Manufacturing	1	Owned	33,000
Junction City, Oregon	Manufacturing, service and office	10	Owned	305,000
Middlebury, Indiana	Manufacturing and office	4	Owned	277,000
Lake Mills, Iowa (1)	Manufacturing	1	Leased	99,000
Burnsville, Minnesota (2)	Office	1	Leased	2,000
		54		2,882,000
(1) In November 2013 we entered into a five-year lease with the city of Lake Mills, Iowa for a manufacturing plant with two options to renew for five years each.
(2) In April, 2016 we entered into a 13-month lease, expiring in April 2017, for an office facility in Burnsville, Minnesota.

The facilities that we own in Forest City, Charles City and Waverly are located on a total of approximately 320 acres of land. The facilities that we own in Middlebury, Indiana are located on approximately 30 acres of land. Most of our buildings are of steel or steel and concrete construction and are protected from fire with high‑pressure sprinkler systems, dust collector systems, automatic fire doors and alarm systems. We believe that our facilities and equipment are well maintained, in excellent condition and suitable for the purposes for which they are intended.

In December 2015, we purchased 6 buildings and approximately 34 acres of land in Junction City, Oregon. The buildings are being utilized to manufacture motorhomes. In January 2016, we purchased an additional 4 buildings and approximately 8 acres of land in Junction City to be utilized as a motorhome parts and services facility.

Under terms of our credit facility, as further described in Note 6, we have encumbered substantially all of our real property for the benefit of the lender under such facility.

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

Below are the New York Stock Exchange high, low and closing prices of Winnebago Industries, Inc. common stock for each quarter of Fiscal 2016 and Fiscal 2015:

Fiscal 2016	High	Low	Close	Fiscal 2015	High	Low	Close
First Quarter	$22.59	$17.80	$22.23	First Quarter	$25.79	$20.25	$25.18
Second Quarter	23.30	15.41	18.80	Second Quarter	26.44	18.82	23.21
Third Quarter	23.09	18.68	18.73	Third Quarter	24.26	20.00	21.73
Fourth Quarter	24.39	20.32	23.91	Fourth Quarter	24.73	18.98	20.42

Holders
Shareholders of record as of October 10, 2016: 2,893
Dividends Paid Per Share

Date Paid	Amount
November 25, 2015	$0.10
January 27, 2016	0.10
April 27, 2016	0.10
July 27, 2016	0.10
Total	$0.40
On October 12, 2016, our Board of Directors declared a cash dividend of $0.10 per outstanding share of common stock. The Board currently intends to continue to pay quarterly cash dividends payments in the future; however, declaration of future dividends, if any, will be based on several factors including our financial performance, outlook and liquidity.
Our credit facility, as further described in Note 6, contains covenants that limit our ability to pay certain cash dividends without impacting financial ratio covenants.
Issuer Purchases of Equity Securities
Our credit facility, as further described in Note 6, contains covenants that limits our ability, among other things, except for limited purchases of our common stock from employees, to make distributions or payments with respect to or purchases of our common stock without consent of the lenders.
On December 19, 2007, the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $60 million. There is no time restriction on this authorization. During Fiscal 2016, 163,237 shares were repurchased under the authorization, at an aggregate cost of approximately $3.1 million, or $18.78 per share. Of these shares, 36,513 were repurchased from employees who vested in Winnebago Industries shares during the fiscal year and elected to pay their payroll tax via delivery of common stock as opposed to cash. As of August 27, 2016, there was approximately $4.0 million remaining under this authorization.
This table provides information with respect to purchases by us of shares of our common stock during each fiscal month of the fourth quarter of Fiscal 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
05/29/16 - 07/02/16	364	$21.52	364	$3,997,000
07/03/16 - 07/30/16	—	$—	—	$3,997,000
07/31/16 - 08/27/16	—	$—	—	$3,997,000
Total	364	$21.52	364	$3,997,000

Equity Compensation Plan Information
The following table provides information as of August 27, 2016 with respect to shares of our common stock that may be issued under our existing equity compensation plans:

	(a)		(b)		(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in (a))
Equity compensation plans approved by shareholders - 2004 Plan (1)	43,127	(1)	—	(3)	—
Equity compensation plans approved by shareholders - 2014 Plan	250,754	(2)	$16.67	(3)	2,599,258	(4)
Equity compensation plans not approved by shareholders (5)	86,506	(6)	—	(3)	—	(7)
Total	380,387		$16.67		2,599,258

(1)	This number represents unvested share awards granted under the 2004 Plan. No new grants may be made under the 2004 Plan.
(2) This number represents stock options and unvested stock awards granted under the 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan, as amended ("2014 Plan"). The 2014 Plan replaced the 2004 Plan effective January 1, 2014.

(3)	This number represents the weighted average exercise price of outstanding stock options only. Restricted share awards do not have an exercise price so weighted average is not applicable.

(4)	This number represents stock options available for grant under the 2014 Plan as of August 27, 2016.

(5)
Our sole equity compensation plan not previously submitted to our shareholders for approval is the Directors' Deferred Compensation Plan, as amended ("Directors' Plan"). The Board of Directors may terminate the Directors' Plan at any time. If not terminated earlier, the Directors' Plan will automatically terminate on June 30, 2023. For a description of the key provisions of the Directors' Plan, see the information in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 13, 2016 under the caption "Director Compensation," which information is incorporated by reference herein.

6)	Represents shares of common stock issued to a trust which underlie stock units, payable on a one-for-one basis, credited to stock unit accounts as of August 27, 2016 under the Directors' Plan.

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

	Base Period
Company/Index	8/27/11	8/25/12	8/31/13	8/30/14	8/29/15	8/27/16
Winnebago Industries, Inc.	100.00	158.96	321.54	357.05	299.84	357.95
S&P 500 Index	100.00	122.47	144.97	181.57	183.96	205.06
Peer Group	100.00	151.94	234.38	294.85	294.23	267.91

Item 6. Selected Financial Data

	Fiscal Years Ended
(In thousands, except EPS)	8/27/16	8/29/15	8/30/14	8/31/13 (1)	8/25/12 (2)
Income statement data:
Net revenues	$975,226	$976,505	$945,163	$803,165	$581,679
Net income	45,496	41,210	45,053	31,953	44,972

Per share data:
Net income - basic	1.69	1.53	1.64	1.14	1.54
Net income - diluted	1.68	1.52	1.64	1.13	1.54
Dividends declared and paid per common share	0.40	0.36	—	—	—

Balance sheet data:
Total assets	390,718	362,174	358,302	309,145	286,072
(1) The fiscal year ended August 31, 2013 contained 53 weeks; all other fiscal years contained 52 weeks.
(2) In Fiscal 2012, we recorded a non-cash tax benefit of $37.7 million through the reduction of our Fiscal 2009 deferred tax asset valuation allowance.

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

Executive Overview
Winnebago Industries, Inc. is a leading US manufacturer of RVs with a proud history of manufacturing RV products for more than 55 years. We currently produce a large majority of our motorhomes in vertically integrated manufacturing facilities in Iowa and we produce all of our travel trailer and fifth wheel trailers in Indiana. We are in the process of expanding some motorhome manufacturing to Junction City, Oregon. We distribute our products primarily through independent dealers throughout the US and Canada, who then retail the products to the end consumer.

We recently announced our entry into a Securities Purchase Agreement pursuant to which we intend to acquire Grand Design, a fast-growing towables manufacturer in Middlebury, Indiana for approximately $500 million. Grand Design manufactures travel trailers and fifth wheel products. With this acquisition, we expect to have a broader and more balanced portfolio of motorized and towable products and intend to capitalize on the opportunities across the RV market and to drive improved profitability and long-term value for shareholders.

Our retail unit market share, as reported by Stat Surveys based on state records, is illustrated below. Note that this data is subject to adjustment and is continuously updated.

	Rolling 12 Months Through August		Calendar Year
US and Canada	2016	2015	2015	2014	2013
Motorized A, B, C	18.6%	20.8%	20.4%	20.7%	18.6%

Travel trailer and fifth wheels	1.1%	0.9%	0.9%	0.8%	1.0%

Highlights of Fiscal 2016:
Consolidated revenues, gross profit, and operating income were comparable for Fiscal 2016 as compared to Fiscal 2015. Quarterly results for the past two fiscal years are illustrated as follows:

(In thousands)	Revenues		Gross Profit		Gross Margin		Operating Income		Operating Margin
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Q1	$214,223	224,403	$25,249	$24,386	11.8%	10.9%	$12,759	$14,442	6.0%	6.4%
Q2	225,672	234,543	25,276	24,258	11.2%	10.3%	13,503	11,948	6.0%	5.1%
Q3	272,077	266,510	30,257	28,183	11.1%	10.6%	20,593	16,118	7.6%	6.0%
Q4	263,254	251,049	31,867	28,053	12.1%	11.2%	18,886	16,911	7.2%	6.7%
Total	$975,226	$976,505	$112,649	$104,880	11.6%	10.7%	$65,741	$59,419	6.7%	6.1%

Operational and financial performance:

•
Our motorized wholesale deliveries increased by approximately 2.3% in Fiscal 2016 as compared to Fiscal 2015. Strong demand for our Class B and Class C products was partially offset by weaker demand in Class A products. We anticipate continued strong demand in the Class B and C categories.

•
Our Towables operation generated operating income of $4.6 million in Fiscal 2016 compared to operating income of $2.6 million in Fiscal 2015. Towable net revenue experienced growth of approximately 25%, this was a significant driver in the 77% increase in operating income. Net revenue growth was enhanced in part by the increase in our dealer network. The growth in operating income was also aided by the operating leverage within the business model and a reduction in our raw material costs.

•
Total revenue declined modestly in 2016 due mainly to other manufactured products revenues which decreased by $21.1 million. This was primarily due to our exit of the aluminum extrusion and bus businesses. Both of these operations provided very low margins. Although total revenues did decline, gross profit and operating income increased in part due to the exit of these low margin operations as well as operating improvement in motorized and towable operations.

•
The continued strong financial performance of our business has allowed us to make substantial investments in Fiscal 2016 including the implementation of an ERP system and purchase of our Junction City, Oregon plant.

Industry Outlook
Key reported statistics for the North American RV industry are as follows:

•	Wholesale unit shipments: RV product delivered to the dealers, which is reported monthly by RVIA

•	Retail unit registrations: consumer purchases of RVs from dealers, which is reported by Stat Surveys

We track RV Industry conditions using these key statistics to monitor trends and evaluate and understand our performance relative to the overall industry. The rolling twelve months shipment and retail information for 2016 and 2015, as noted below, illustrates that the RV industry continues to grow at the wholesale and retail level. We believe retail demand is the key driver to continued growth in the industry.

	US and Canada Industry
	Wholesale Unit Shipments per RVIA				Retail Unit Registrations per Stat Surveys
	Rolling 12 Months through August				Rolling 12 Months through August
(In units)	2016	2015	Increase	Change	2016	2015	Increase	Change
Towable (1)	342,154	309,039	33,115	10.7%	336,604	306,987	29,617	9.6%
Motorized (2)	52,648	45,248	7,400	16.4%	47,953	43,370	4,583	10.6%
Combined	394,802	354,287	40,515	11.4%	384,557	350,357	34,200	9.8%

(1)	Towable: Fifth wheel and travel trailer products

(2)	Motorized: Class A, B and C products

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

	Calendar Year
Wholesale Unit Shipment Forecast per RVIA (1)	2017	2016	Unit Change	% Change
Towable	344,300	340,600	3,700	1.1%
Motorized	53,900	52,200	1,700	3.3%
Combined	398,200	392,800	5,400	1.4%

(1)	Prepared by Dr. Richard Curtin of the University of Michigan Consumer Survey Research Center for RVIA and reported in the Roadsigns RV Fall 2016 Industry Forecast Issue.

Company Outlook
Based on our profitable operating results in recent years, we believe that we have demonstrated our ability to maintain our liquidity, cover operations costs, recover fixed assets, and maintain physical capacity at present levels. Our entrance into the towable market has been successful and we are seeing high growth rates in revenues and earnings in a market significantly larger than the motorized market.

Our motorized production facilities are located in largely rural areas of northern Iowa. In addition, the unemployment rate in these areas is currently low. To the extent that we have been able to increase the production rate, we have also incurred incremental operating expenses associated with overtime and workers compensation expense. To overcome these labor shortages we first expanded within the state of Iowa. In Fiscal 2014, we leased an additional manufacturing facility in Lake Mills, Iowa and in the third quarter of Fiscal 2015 we purchased a separate facility in Waverly, Iowa which is also in production. We also exited our bus and aluminum extrusion operation to better deploy our labor in Forest City, Iowa.

In the second quarter of 2016, we purchased a production facility in Junction City, Oregon from a former motorized RV producer. We are expanding some motorhome manufacturing to Junction City in order to diversify our geographical locations. The site also provides a west coast service option for our customers.

We expect to continue investing and building for Winnebago’s future. We anticipate modest motorized deliveries growth, which is in line with RVIA’s projection of 3% growth for the industry. We’ve taken steps to improve motorized labor efficiency and expect to see continued improvement in Fiscal 2017. In Towables, we anticipate continued double digit growth, with further penetration of our new products and further expansion of our distribution base. We believe our acquisition of Grand Design, if consummated, will also help fuel this growth.

Our order backlog was as follows:

	As Of
Backlog(1)	August 27, 2016	August 29, 2015	(Decrease) Increase	% Change
Motorhomes (in units)	1,139	1,754	(615)	(35.1)%
Motorhomes (approximate revenue in thousands)	$107,621	$156,353	$(48,732)	(31.2)%
Towables (in units)	492	248	244	98.4%
Towables (approximate revenue in thousands)	$8,420	$6,171	$2,249	36.4%

(1)
We include in our backlog all accepted purchase orders from dealers to be shipped within the next six months. Orders in backlog can be canceled or postponed at the option of the dealer at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Our unit dealer inventory was as follows:

	As Of
	August 27, 2016	August 29, 2015	Increase	% Change
Motorhomes	4,345	4,072	273	6.7%
Towables	2,156	1,663	493	29.6%

We believe that the level of our dealer inventory at the end of Fiscal 2016 is reasonable given the improved retail demand and current sales order backlog of our product. A key metric used to evaluate dealer inventory levels is the retail turn rate (12 month retail volume/current deliver inventory). At the end of Fiscal 2016 the retail turn rate was over 2.0 turns for motorized product. Historically, turn rates above 2.0 have been an indication of a balanced dealer inventory and thus we believe motorized dealer inventory levels are in alignment with retail demand.

In order to generate sales growth, we have expanded our towables distribution base and thus dealer inventory was higher throughout the year than in previous years. On a year over year basis, towables dealer inventory increased by 29.6% which is reasonable in anticipation of continued sales growth which increased 57.3% in the last year on a unit basis.

ERP
In the second quarter of Fiscal 2015, the Board of Directors approved the strategic initiative of implementing an ERP system to replace our legacy business applications. The new ERP platform will provide better support for our changing business needs and plans for future growth. Our initial cost estimates have grown for additional needs of the business such as the acquisition of the Junction City, Oregon plant and the opportunity to integrate the ERP system with additional manufacturing systems. The project includes software, external implementation assistance and increased internal staffing directly related to this initiative. We anticipate that approximately 40% of the cost will be immediately expensed over the life of the project and 60% will be capitalized. The following table illustrates the cumulative project costs:

	Fiscal	Fiscal 2016					Cumulative
(In thousands)	2015	Q1	Q2	Q3	Q4	Total	Investment
Capitalized	$3,291	$1,412	$1,798	$1,898	$2,690	$7,798	$11,089
Expensed	2,528	1,363	1,432	1,742	1,393	5,930	8,458
Total	$5,819	$2,775	$3,230	$3,640	$4,083	$13,728	$19,547

(1)	During Fiscal 2016, we placed in service $6.3 million of our cumulative investment. These capitalized investments are amortized over a 10‑year life.

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

Results of Operations
Fiscal 2016 Compared to Fiscal 2015
The following is an analysis of changes in key items included in the statements of operations for the fiscal year ended August 27, 2016 compared to the fiscal year ended August 29, 2015:

	Year Ended
(In thousands, except percent and per share data)	August 27, 2016	% of Revenues(1)	August 29, 2015	% of Revenues(1)	(Decrease) Increase	% Change
Net revenues	$975,226	100.0%	$976,505	100.0%	$(1,279)	(0.1)%
Cost of goods sold	862,577	88.4%	871,625	89.3%	(9,048)	(1.0)%
Gross profit	112,649	11.6%	104,880	10.7%	7,769	7.4%

Selling	19,823	2.0%	19,161	2.0%	662	3.5%
General and administrative	27,085	2.8%	25,838	2.6%	1,247	4.8%
Impairment on fixed assets	—	—%	462	—%	(462)	NMF
Operating expenses	46,908	4.8%	45,461	4.7%	1,447	3.2%

Operating income	65,741	6.7%	59,419	6.1%	6,322	10.6%
Non-operating income	457	—%	115	—%	342	297.4%
Income before income taxes	66,198	6.8%	59,534	6.1%	6,664	11.2%
Provision for taxes	20,702	2.1%	18,324	1.9%	2,378	13.0%
Net income	$45,496	4.7%	$41,210	4.2%	$4,286	10.4%
Diluted income per share	$1.68		$1.52		$0.16	10.5%
Diluted average shares outstanding	27,033		27,051
(1) Percentages may not add due to rounding differences.

Motorhome unit deliveries and ASP, net of discounts, consisted of the following:

	Year Ended
	August 27, 2016	Product Mix % (1)	August 29, 2015	Product Mix % (1)	(Decrease) Increase	% Change
Class A	2,925	31.4%	3,442	37.8%	(517)	(15.0)%
Class B	1,239	13.3%	991	10.9%	248	25.0%
Class C	5,143	55.3%	4,664	51.3%	479	10.3%
Total motorhome deliveries	9,307	100.0%	9,097	100.0%	210	2.3%

Motorhome ASP	$93,116		$94,841		$(1,725)	(1.8)%
(1) Percentages and dollars may not add due to rounding differences.

Towables unit deliveries and ASP, net of discounts, consisted of the following:

	Year Ended
	August 27, 2016	Product Mix % (1)	August 29, 2015	Product Mix % (1)	Increase (Decrease)	% Change
Travel trailer	3,613	86.0%	2,182	81.7%	1,431	65.6%
Fifth wheel	586	14.0%	488	18.3%	98	20.1%
Total towable deliveries	4,199	100.0%	2,670	100.0%	1,529	57.3%

Towable ASP	$21,321		$27,012		$(5,691)	(21.1)%
(1) Percentages and dollars may not add due to rounding differences.

Net revenues consisted of the following:

	Year Ended
(In thousands)	August 27, 2016		August 29, 2015		Increase (Decrease)	% Change
Motorhomes (1)	$875,004	89.7%	$872,915	89.4%	$2,089	0.2%
Towables (2)	89,412	9.2%	71,684	7.3%	17,728	24.7%
Other manufactured products	10,810	1.1%	31,906	3.3%	(21,096)	(66.1)%
Total net revenues	$975,226	100.0%	$976,505	100.0%	$(1,279)	(0.1)%

(1)	Includes motorhome units, parts, and services

(2)	Includes towable units and parts

The increase in motorhome net revenues of $2.1 million or 0.2% was primarily attributed to a 2.3% increase in unit deliveries in Fiscal 2016.

•	Unit growth was 25.0% for Class B and and 10.3% for Class C products which was partially offset by a decline in demand for higher priced Class A products.

•
Total motorhome ASP decreased 1.8% in Fiscal 2016 compared to Fiscal 2015 because Fiscal 2016 saw more deliveries of lower priced Class B and C unit sales. ASPs did increase in every motorhome product category during Fiscal 2016, however, this did not offset the decline due to the lower mix of Class A products in Fiscal 2016.

Towables revenues were $89.4 million in Fiscal 2016 compared to revenues of $71.7 million in Fiscal 2015. ASP decreased 21.1% due to the mix of new products while towable unit deliveries increased by 57.3%.

Other manufactured products decreased by $21.1 million due to our exit of the aluminum extrusion and bus operations. Both of these operations provided very low margins while consuming production labor in Forest City, Iowa. Labor has been redirected to higher margin motorhome production.

Cost of goods sold was $862.6 million, or 88.4% of net revenues for Fiscal 2016 compared to $871.6 million, or 89.3% of net revenues for Fiscal 2015 due to the following:

•
Total variable costs (materials, direct labor, variable overhead, delivery expense and warranty), as a percent of net revenues, decreased to 83.2% from 84.0% primarily due to improved material sourcing, product shift to a more favorable mix, and cessation of bus and virtually all aluminum extrusion operations which were less profitable than the remainder of our RV products.

•	Fixed overhead (manufacturing support labor, depreciation and facility costs) and research and development-related costs were comparable at 5.2% of net revenues compared to 5.2% in the prior year.

•	All factors considered, gross profit increased from 10.7% to 11.6% of net revenues.
Selling expenses were 2.0% of net revenues in both Fiscal 2016 and Fiscal 2015, respectively. Selling expenses are largely variable and remained proportional to revenues in Fiscal 2016.
General and administrative expenses were 2.8% and 2.6% of net revenues in Fiscal 2016 and Fiscal 2015, respectively. General and administrative expenses increased $1.2 million, or 4.8%, in Fiscal 2016. This increase was due primarily to an increase in ERP related expenses of $3.4 million, bonuses earned of $2.8 million, and $700,000 in compensation, benefits and recruiting costs associated with strengthening the management team, and $355,000 in transaction related costs pertaining to the pending acquisition of Grand Design. These increases were partially offset by favorable legal settlements of $3.4 million in Fiscal 2016, a reduction in professional fees of $1.6 million incurred in Fiscal 2015 related to the strategic sourcing program, and a reduction of $1.0 million in costs associated with the former CEO retirement agreement in Fiscal 2015.
During Fiscal 2015, we also recorded an asset impairment on our corporate plane of $462,000.
Non-operating income increased $342,000, in Fiscal 2016, primarily due to higher proceeds from COLI policies than we received in Fiscal 2015.

The effective tax rate for Fiscal 2016 was 31.3% compared to 30.8% in Fiscal 2015. The increase in the effective tax rate is due to a reduction in the amount of the Domestic Production Activities Deduction applicable in Fiscal 2016 as compared to Fiscal 2015. The reduction in this deduction was partially offset by other tax credits. See Note 10.

Net income and diluted income per share were $45.5 million and $1.68 per share, respectively, for Fiscal 2016. In Fiscal 2015, net income was $41.2 million and diluted income per share was $1.52.

Fiscal 2015 Compared to Fiscal 2014

The following is an analysis of changes in key items included in the statements of operations for the fiscal year ended August 29, 2015 compared to the fiscal year ended August 30, 2014:

	Year Ended
(In thousands, except percent and per share data)	August 29, 2015	% of Revenues(1)	August 30, 2014	% of Revenues(1)	Increase (Decrease)	% Change
Net revenues	$976,505	100.0%	$945,163	100.0%	$31,342	3.3%
Cost of goods sold	871,625	89.3%	841,166	89.0%	30,459	3.6%
Gross profit	104,880	10.7%	103,997	11.0%	883	0.8%

Selling	19,161	2.0%	18,293	1.9%	868	4.7%
General and administrative	25,838	2.6%	22,424	2.4%	3,414	15.2%
(Gain) loss on real estate	462	—%	(629)	(0.1)%	1,091	NMF
Operating expenses	45,461	4.7%	40,088	4.2%	5,373	13.4%

Operating income	59,419	6.1%	63,909	6.8%	(4,490)	(7.0)%
Non-operating income	115	—%	768	0.1%	(653)	(85.0)%
Income before income taxes	59,534	6.1%	64,677	6.8%	(5,143)	(8.0)%
Provision for taxes	18,324	1.9%	19,624	2.1%	(1,300)	(6.6)%
Net income	$41,210	4.2%	$45,053	4.8%	$(3,843)	(8.5)%
Diluted income per share	$1.52		$1.64		$(0.12)	(7.3)%
Diluted average shares outstanding	27,051		27,545

(1)	Percentages may not add due to rounding differences.

Motorhome unit deliveries and ASP, net of discounts, consisted of the following:

	Year Ended
	August 29, 2015	Product Mix %(2)	August 30, 2014 (1)	Product Mix %(2)	(Decrease) Increase	% Change
Class A	3,442	37.8%	4,466	51.0%	(1,024)	(22.9)%
Class B	991	10.9%	751	8.6%	240	32.0%
Class C	4,664	51.3%	3,538	40.4%	1,126	31.8%
Total motorhome deliveries	9,097	100.0%	8,755	100.0%	342	3.9%

Motorhome ASP	$94,841		$96,437		$(1,596)	(1.7)%
(1) An additional 343 motorhomes were delivered in Fiscal 2014 but not included in wholesale deliveries as presented in the table above as the units were subject to repurchase option.
(2) Percentages and dollars may not add due to rounding differences.

Towables deliveries and ASP, net of discounts, consisted of the following:

	Year Ended
	August 29, 2015	Product Mix %(1)	August 30, 2014	Product Mix %(1)	Increase	% Change
Travel trailer	2,182	81.7%	2,052	81.8%	130	6.3%
Fifth wheel	488	18.3%	457	18.2%	31	6.8%
Total towable unit deliveries	2,670	100.0%	2,509	100.0%	161	6.4%

Towable ASP	$27,012		$23,312		$3,700	15.9%

(1)	Percentages and dollars may not add due to rounding differences.

Net revenues consisted of the following:

	Year Ended
(In thousands)	August 29, 2015		August 30, 2014		Increase (Decrease)	% Change
Motorhomes (1)	$872,915	89.4%	$853,488	90.3%	$19,427	2.3%
Towables (2)	71,684	7.3%	58,123	6.1%	13,561	23.3%
Other manufactured products	31,906	3.3%	33,552	3.6%	(1,646)	(4.9)%
Total net revenues	$976,505	100.0%	$945,163	100.0%	$31,342	3.3%

(1)	Includes motorhome units, parts and service

(2)	Includes towable units and parts

The increase in motorhome net revenues of $19.4 million or 2.3% was primarily attributed to a 3.9% increase in unit deliveries in Fiscal 2015.

•
The increase in incremental revenues was due to the change in our sales agreement with Apollo, a US RV rental company. During Fiscal 2015 we delivered 535 rental units to Apollo. During Fiscal 2014 we delivered 520 rental units to Apollo, of which only 177 were reported as motorhome sales; the remaining 343 were recorded as operating leases due to a repurchase obligation in Fiscal 2014.

•
Total motorhome ASP decreased 1.7% in Fiscal 2015 compared to Fiscal 2014 due to a mix shift from higher priced Class A products in Fiscal 2014 to lower priced Class B and C unit sales in Fiscal 2015. ASPs increased in every product category during Fiscal 2015.

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

The effective tax rate for Fiscal 2015 was 30.8% compared to 30.3% in Fiscal 2014. With a lower level of pre-tax book income being recorded in Fiscal 2015 compared to Fiscal 2014 the effective tax rate from operations was lower. However, this was offset by the lower level of tax planning initiatives recorded in Fiscal 2015 compared to Fiscal 2014 causing a slight increase in the effective tax rate year over year. Legislation for various applicable tax credits expired on December 31, 2014; therefore, similar to our Fiscal 2014, our projected benefits for these tax credits are limited to four months of our fiscal year.

Net income and diluted income per share were $41.2 million and $1.52 per share, respectively, for Fiscal 2015. In Fiscal 2014, net income was $45.1 million and diluted income per share was $1.64.

Analysis of Financial Condition, Liquidity and Resources
Cash and cash equivalents increased $15.3 million during Fiscal 2016 and totaled $85.6 million as of August 27, 2016. The significant liquidity events that occurred during Fiscal 2016 were:

•	Generated net income of $45.5 million

•	Capital expenditures of $24.6 million

•	Dividend payments of $10.9 million

•	Stock repurchases of $3.1 million

As described in Note 6, through our Amended Credit Agreement with Wells Fargo Capital Finance, we have the ability to borrow $35.0 million through a revolving credit facility based on our eligible inventory and certain receivables. In addition, the Amended Credit Agreement also includes a framework to expand the size of the facility up to $50.0 million, based on mutually agreeable terms at the time of the expansion. The Credit Agreement's term is through May 28, 2019. We are in compliance with all material terms in the Amended Credit Agreement and have no outstanding borrowings as of the date of this report.

We filed a Registration Statement on Form S-3, which was declared effective by the SEC on April 25, 2016. Subject to market conditions, we have the ability to offer and sell up to $35.0 million of our common stock in one or more offerings pursuant to the Registration Statement. The Registration Statement will be available for use for three years from its effective date. We currently have no plans to offer and sell the common stock registered under this Registration Statement; however, it does provide another potential source of liquidity to raise capital if we need it, in addition to the alternatives already in place.
Working capital at August 27, 2016 and August 29, 2015 was $187.6 million and $184.6 million, respectively, an increase of $3.0 million. We currently expect cash on hand, funds generated from operations and the availability under a credit facility to be sufficient to cover both short-term and long-term operating requirements. We anticipate capital expenditures in Fiscal 2017 of approximately $17 - $20 million. In addition to the normal $8 - $10 million of maintenance spend for our current facilities, we will continue to invest in our ERP system and finalize incremental capacity expansion investments in Oregon.
On October 12, 2016, the Board of Directors approved a quarterly cash dividend of $0.10 per share of common stock, payable on November 23, 2016 to shareholders of record at the close of business on November 9, 2016. We expect this cash outflow to be approximately $2.7 million for each quarter that this dividend is paid.
Operating Activities
Cash provided by operating activities was $52.7 million for the fiscal year ended August 27, 2016 compared to $45.2 million for the fiscal year ended August 29, 2015, and $23.2 million for the fiscal year ended August 30, 2014. The combination of net income of $45.5 million in Fiscal 2016 and changes in non-cash charges (e.g., depreciation, LIFO, stock-based compensation, deferred income taxes) provided $52.7 million of operating cash compared to $49.0 million in Fiscal 2015 and $50.6 million in Fiscal 2014. In Fiscal 2016, Fiscal 2015, and Fiscal 2014, changes in assets and liabilities (primarily a decrease in receivables in Fiscal 2016, an increase in receivables in Fiscal 2015 and inventory increases in Fiscal 2014) used $0.1 million, $3.8 million, and $27.4 million, respectively, of operating cash.
Investing Activities
Cash used in investing activities of $23.4 million in Fiscal 2016 was due primarily to capital spending of $24.6 million. In Fiscal 2015, cash used in investing activities of $16.5 million was primarily due to capital spending of $16.6 million. During Fiscal 2014, cash used in investing activities of $5.4 million was primarily due to capital spending of $10.5 million partially offset by proceeds from the sale of property of $2.4 million and ARS redemptions of $2.4 million.
Financing Activities
Cash used in financing activities of $14.0 million in Fiscal 2016 was primarily due to $10.9 million for the payments of dividends and $3.1 million in repurchases of our stock. Cash used in financing for the fiscal year ended August 29, 2015 was primarily due to $9.8 million for the payments of dividends and $6.5 million in repurchases of our stock. In addition, in Fiscal 2015 we borrowed and repaid $22.0 million in our line of credit. Cash used in financing for the fiscal year ended August 30, 2014 was $24.3 million primarily for repurchases of our stock.

In connection with our agreement to acquire Grand Design we executed a customary debt commitment letter with JPMorgan Chase Bank, N.A. (“JPMorgan”) pursuant to which, subject to customary exceptions and conditions, JPMorgan has committed to provide a seven-year $300 million secured term loan B facility, and a five-year $125 million asset-based revolving credit facility (collectively the “Credit Facilities”). We intend to use the proceeds from the term loan and a portion of the revolving credit facility together with $60 million in cash and $105 million of common stock to complete the acquisition of Grand Design. The remainder of the revolving credit facility will be used to fund our working capital needs. The Credit Facilities are expected to be secured by all or substantially all of our assets, and will replace our current credit facility with Wells Fargo Bank, N.A.

Contractual Obligations and Commercial Commitments
Our principal contractual obligations and commercial commitments as of August 27, 2016 were as follows:

	Payments Due By Period
(In thousands)	Total	Fiscal 2017	Fiscal 2018-2019	Fiscal 2020-2021	More than 5 Years
Postretirement health care obligations (1)	$6,346	$416	$664	$944	$4,322
Deferred compensation obligations (1)	18,392	2,740	5,322	4,752	5,578
Executive share option obligations (1)	3,341	763	2,032	546	—
Supplemental executive retirement plan benefit obligations (1)	2,681	347	603	566	1,165
Operating leases (2)	275	128	137	10	—
Contracted services	157	82	50	25	—
Unrecognized tax benefits (3)	2,461	—	—	—	—
Total contractual cash obligations	$33,653	$4,476	$8,808	$6,843	$11,065

	Expiration By Period
(In thousands)	Total	Fiscal 2017	Fiscal 2018-2019	Fiscal 2020-2021	More than 5 Years
Contingent repurchase obligations (2)	$409,258	$197,222	$212,036	$—	$—

(1)	See Note 8.

(2)	See Note 9.

(3)	We are not able to reasonably estimate in which future periods these amounts will ultimately be settled.

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

Revenue Recognition
Generally, revenues for our RVs are recorded and title passes when the following conditions are met:

•	an order for a product has been received from a dealer

•	written or verbal approval for payment has been received from the dealer's floorplan financing institution (if applicable)

•	an independent transportation company has accepted responsibility for the product as agent for the dealer; and

•	the product is removed from the Company's property for delivery to the dealer.

Our shipping terms are FOB shipping point. Products are not sold on consignment, dealers do not have the right to return products, and dealers are typically responsible for interest costs to floor plan lenders.
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

Based on these repurchase agreements, we establish an associated loss reserve which is disclosed separately in the consolidated balance sheets. Repurchased sales are not recorded as a revenue transaction, but the net difference between the original repurchase price and the resale price are recorded against the loss reserve, which is a deduction from gross revenue. Our loss reserve for repurchase commitments contains uncertainties because the calculation requires management to make assumptions and apply judgment regarding a number of factors. There are two significant assumptions associated with establishing our loss reserve for repurchase commitments: (1) the percentage of dealer inventory that we will be required to repurchase as a result of defaults by the dealer, and (2) the loss that will be incurred, if any, when repurchased inventory is resold. These key assumptions are affected by a number of factors, such as macro-market conditions, current retail demand for our product, age of product in dealer inventory, physical condition of the product, location of the dealer, and the financing source. To the extent that dealers are increasing or decreasing their inventories, our overall exposure under repurchase agreements is likewise impacted. The percentage of dealer inventory we estimate we will repurchase and the associated estimated loss is based on historical information, current trends and an analysis of dealer inventory aging for all dealers with inventory subject to this obligation. In periods where there is increasing retail demand for our product at our dealerships, the lower end of our estimated range of assumptions will be more appropriate and in periods of decreasing retail demand, the opposite will be true.

Repurchase risk is affected by the credit worthiness of our dealer network and if we are obligated to repurchase a substantially larger number of RVs in the future, this would increase our costs and could have a material adverse effect on our results of operations, financial condition, and cash flows.

Warranty
We provide our motorhome customers a comprehensive 12-month/15,000-mile warranty on our Class A, B, and C motorhomes and a 3-year/36,000-mile warranty on Class A and C sidewalls and floors. We provide a comprehensive 12-month warranty on all towable products. Estimated costs related to product warranty are accrued at the time of sale and are based upon past warranty claims and unit sales history. Accruals are adjusted as needed to reflect actual costs incurred as information becomes available. A significant increase in dealership labor rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize.

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
A significant increase in dealership labor rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize. A hypothetical change of a 10% increase or decrease in our significant warranty commitment assumptions as of August 27, 2016 would have affected net income by approximately $624,000. Further discussion of our warranty costs and associated accruals is included in Note 7.
Income Taxes
We account for income taxes in accordance with ASC 740, Income Taxes. In preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We will continue to assess the likelihood that our deferred tax assets will be realizable at each reporting period and will be adjusted accordingly, which could materially impact our financial position and results of operations. As of August 27, 2016, we have determined that our deferred tax assets are realizable, and therefore, no valuation allowance has been recorded.

New Accounting Pronouncements

See Note 1 for a summary of new accounting pronouncements which are incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The assets we maintain to fund deferred compensation have market risk, but we maintain a corresponding liability for these assets. The market risk is therefore borne by the participants in the deferred compensation program.

We could incur financial market risk in the form of interest rate risk. Risk can be quantified by measuring the financial impact of a near-term adverse increase in short-term interest rates. At August 27, 2016, we had a $35.0 million credit facility with Wells Fargo Capital Finance. In addition, the agreement includes a framework to expand the size of the facility up to $50.0 million, based on mutually agreeable terms at the time of expansion. The interest rates applicable to this agreement are based on LIBOR plus 2.0%. We currently have no borrowings under this credit facility.

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
Based on this assessment, management has concluded that the Company's internal control over financial reporting was effective as of August 27, 2016.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's financial statements included in this Annual Report on Form 10-K, has issued a report included herein, which expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Michael J. Happe	/s/ Sarah N. Nielsen
Michael J. Happe	Sarah N. Nielsen
President, Chief Executive Officer	Vice President, Chief Financial Officer

October 18, 2016	October 18, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Winnebago Industries, Inc.
Forest City, Iowa
We have audited the internal control over financial reporting of Winnebago Industries, Inc. and subsidiaries (the "Company") as of August 27, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 27, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended August 27, 2016 of the Company and our report dated October 18, 2016 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche
Minneapolis, Minnesota
October 18, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Winnebago Industries, Inc.
Forest City, Iowa
We have audited the accompanying consolidated balance sheets of Winnebago Industries, Inc. and subsidiaries (the "Company") as of August 27, 2016 and August 29, 2015, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended August 27, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Winnebago Industries, Inc. and subsidiaries at August 27, 2016 and August 29, 2015, and the results of their operations and their cash flows for each of the three years in the period ended August 27, 2016, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of August 27, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 18, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche
Minneapolis, Minnesota
October 18, 2016

Winnebago Industries, Inc.
Consolidated Statements of Income and Comprehensive Income

	Year Ended
(In thousands, except per share data)	August 27, 2016	August 29, 2015	August 30, 2014
Net revenues	$975,226	$976,505	$945,163
Cost of goods sold	862,577	871,625	841,166
Gross profit	112,649	104,880	103,997

Operating expenses:
Selling	19,823	19,161	18,293
General and administrative	27,085	25,838	22,424
Impairment (gain on sale) of fixed assets	—	462	(629)
Total operating expenses	46,908	45,461	40,088

Operating income	65,741	59,419	63,909

Non-operating income	457	115	768
Income before income taxes	66,198	59,534	64,677

Provision for income taxes	20,702	18,324	19,624
Net income	$45,496	$41,210	$45,053

Income per common share:
Basic	$1.69	$1.53	$1.64
Diluted	$1.68	$1.52	$1.64

Weighted average common shares outstanding:
Basic	26,925	26,941	27,430
Diluted	27,033	27,051	27,545

Dividends paid per common share	$0.40	$0.36	$—

Net income	$45,496	$41,210	$45,053
Other comprehensive income (loss):
Amortization of prior service credit (net of tax of $2,947, $2,110, and $2,068)	(4,788)	(3,428)	(3,582)
Amortization of net actuarial loss (net of tax of $621, $565, and $337)	1,010	918	749
Increase in actuarial loss (net of tax of $415, $250, and $1,348)	(674)	(407)	(2,191)
Plan amendment (net of tax of $10,895, $1,509, and $1,364)	17,701	2,451	2,216
Unrealized appreciation of investments (net of tax of $0, $0, and $91)	—	—	151
Total other comprehensive income (loss)	13,249	(466)	(2,657)
Comprehensive income	$58,745	$40,744	$42,396

See notes to consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Balance Sheets

(In thousands, except per share data)	August 27, 2016	August 29, 2015
Assets
Current assets:
Cash and cash equivalents	$85,583	$70,239
Receivables, less allowance for doubtful accounts ($278 and $120, respectively)	66,184	66,936
Inventories	122,522	112,165
Prepaid expenses and other assets	6,300	6,882
Deferred income taxes	—	9,995
Total current assets	280,589	266,217
Property, plant and equipment, net	55,931	37,250
Investment in life insurance	26,492	26,172
Deferred income taxes	18,753	21,994
Goodwill	1,228	1,228
Other assets	7,725	9,313
Total assets	$390,718	$362,174

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$44,134	$33,158
Income taxes payable	19	2,314
Accrued expenses:
Accrued compensation	19,699	18,346
Product warranties	12,412	11,254
Self-insurance	5,812	6,242
Accrued loss on repurchases	881	1,329
Promotional	4,756	3,149
Other	5,236	5,818
Total current liabilities	92,949	81,610
Total long-term liabilities:
Unrecognized tax benefits	2,461	2,511
Postretirement health care and deferred compensations benefits	26,949	57,090
Total long-term liabilities	29,410	59,601
Contingent liabilities and commitments
Stockholders' equity:
Capital stock common, par value $0.50; authorized 60,000 shares, issued 51,776 shares	25,888	25,888
Additional paid-in capital	32,717	32,018
Retained earnings	620,546	585,941
Accumulated other comprehensive income (loss)	10,975	(2,274)
Treasury stock, at cost (24,875 and 24,825 shares, respectively)	(421,767)	(420,610)
Total stockholders' equity	268,359	220,963
Total liabilities and stockholders' equity	$390,718	$362,174

See notes to consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Changes in Stockholders' Equity

	Common Shares		Additional Paid-In Capital (APIC)	Retained Earnings	Accum- ulated Other Compre- hensive Income	Treasury Stock		Total Stock- holders' Equity
(In thousands, except per share data)	Number	Amount				Number	Amount
Balance, August 31, 2013	51,776	$25,888	$29,334	$509,443	$849	(23,917)	$(394,785)	$170,729
Stock option exercises	—	—	771	—	—	78	1,286	2,057
Creation/(utilization) of APIC pool due to stock award	—	—	441	—	—	—	—	441
Issuance of restricted stock	—	—	(779)	—	—	137	2,279	1,500
Stock-based compensation, net of forfeitures	—	—	1,905	—	—	3	60	1,965
Payments for the purchase of common stock	—	—	—	—	—	(1,028)	(26,340)	(26,340)
Prior service cost and actuarial loss, net of $3,079 tax	—	—	—	—	(5,024)	—	—	(5,024)
Plan amendment, net of $1,364 tax	—	—	—	—	2,216	—	—	2,216
Unrealized appreciation of investments, net of $91 tax	—	—	—	—	151	—	—	151
Net income	—	—	—	45,053	—	—	—	45,053
Balance, August 30, 2014	51,776	$25,888	$31,672	$554,496	$(1,808)	(24,727)	$(417,500)	$192,748
Creation/(utilization) of APIC pool due to stock award	—	—	124	—	—	—	—	124
Issuance of restricted stock	—	—	(1,950)	—	—	199	3,360	1,410
Stock-based compensation, net of forfeitures	—	—	2,172	—	—	3	49	2,221
Payments for the purchase of common stock	—	—	—	—	—	(300)	(6,519)	(6,519)
Cash dividends paid and accrued on common stock-$0.36 per share	—	—	—	(9,765)	—	—	—	(9,765)
Prior service cost and actuarial loss, net of $1,795 tax	—	—	—	—	(2,917)	—	—	(2,917)
Plan amendment, net of $1,509 tax	—	—	—	—	2,451	—	—	2,451
Net income	—	—	—	41,210	—	—	—	41,210
Balance, August 29, 2015	51,776	$25,888	$32,018	$585,941	$(2,274)	(24,825)	$(420,610)	$220,963
Creation/(utilization) of APIC pool due to stock award	—	—	33	—	—	—	—	33
Issuance of restricted stock	—	—	(1,309)	—	—	108	1,826	517
Stock-based compensation, net of forfeitures	—	—	1,975	—	—	5	83	2,058
Payments for the purchase of common stock	—	—	—	—	—	(163)	(3,066)	(3,066)
Cash dividends paid and accrued on common stock-$0.40 per share	—	—	—	(10,891)	—	—	—	(10,891)
Prior service cost and actuarial loss, net of $2,741 tax	—	—	—	—	(4,452)	—	—	(4,452)
Plan amendment, net of $10,895 tax	—	—	—	—	17,701	—	—	17,701
Net income	—	—	—	45,496	—	—	—	45,496
Balance, August 27, 2016	51,776	$25,888	$32,717	$620,546	$10,975	(24,875)	$(421,767)	$268,359

See notes to consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Cash Flows

	Year Ended
(In thousands)	August 27, 2016	August 29, 2015	August 30, 2014
Operating activities:
Net income	$45,496	$41,210	$45,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,745	4,513	3,997
LIFO expense	1,153	1,244	1,456
Asset impairment	—	462	—
Stock-based compensation	3,293	3,097	3,386
Deferred income taxes	2,233	215	(48)
Postretirement benefit income and deferred compensation expense	(4,292)	(843)	(979)
Provision (benefit) for doubtful accounts	188	(1)	(19)
Loss (gain) on disposal of property	2	(14)	(691)
Gain on life insurance	(266)	(11)	(726)
Increase in cash surrender value of life insurance policies	(859)	(883)	(805)
Change in assets and liabilities:
Inventories	(11,510)	(561)	(1,763)
Receivables, prepaid and other assets	1,217	2,458	(38,233)
Investment in operating leases, net of repurchase obligations	—	(72)	72
Income taxes and unrecognized tax benefits	85	408	5,625
Accounts payable and accrued expenses	14,253	(1,880)	10,919
Postretirement and deferred compensation benefits	(3,992)	(4,159)	(4,008)
Net cash provided by operating activities	52,746	45,183	23,236

Investing activities:
Proceeds from the sale of investments	—	—	2,350
Proceeds from life insurance	1,093	43	1,737
Purchases of property and equipment	(24,551)	(16,573)	(10,476)
Proceeds from the sale of property	18	65	2,423
Other	48	(52)	(1,402)
Net cash used in investing activities	(23,392)	(16,517)	(5,368)

Financing activities:
Payments for purchases of common stock	(3,066)	(6,519)	(26,340)
Payments of cash dividends	(10,891)	(9,765)	—
Proceeds from exercise of stock options	—	—	2,080
Borrowings on loans	—	22,000	—
Repayments on loans	—	(22,000)	—
Other	(53)	53	(81)
Net cash used in financing activities	(14,010)	(16,231)	(24,341)

Net increase (decrease) in cash and cash equivalents	15,344	12,435	(6,473)
Cash and cash equivalents at beginning of year	70,239	57,804	64,277
Cash and cash equivalents at end of year	$85,583	$70,239	$57,804

Supplement cash flow disclosure:
Income taxes paid, net	$18,449	$17,658	$14,061
Interest paid	$—	$10	$—
Non-cash transactions:
Capital expenditures in accounts payable	$903	$—	$—
See notes to consolidated financial statements.

Winnebago Industries, Inc.
Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies
Nature of Operations
Winnebago Industries, Inc., founded in 1958 and headquartered in Forest City, Iowa, is one of the leading manufacturers of RVs which we sell through independent dealers, primarily throughout the United States and Canada. Other products manufactured by us consist primarily of original equipment manufacturing parts for other manufacturers and commercial vehicles.
Principles of Consolidation
The consolidated financial statements for Fiscal 2016 include the parent company and our wholly-owned subsidiary, Winnebago of Indiana, LLC. All intercompany balances and transactions with our subsidiary have been eliminated.
Fiscal Period
We follow a 52-/53-week fiscal year, ending the last Saturday in August. The financial statements presented are all 52-week fiscal periods.
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
Goodwill and Amortizable Intangible Assets
Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in a business combination. Goodwill assets were reviewed for impairment as of August 27, 2016 by applying a fair-value based test on an annual basis, or more frequently if circumstances indicate a potential impairment. Amortizable intangible assets consisted of dealer network, trademarks and non-compete agreements and are fully amortized.

Self-Insurance
Generally, we self-insure for a portion of product liability claims and workers' compensation. Under these plans, liabilities are recognized for claims incurred, including those incurred but not reported. We determined the liability for product liability and workers' compensation claims with the assistance of a third party administrator and actuary using various state statutes and historical claims experience. We have a $35.0 million insurance policy that includes an SIR for product liability of $2.5 million per occurrence and $6.0 million in aggregate per policy year. We maintain excess liability insurance with outside insurance carriers to minimize our risks related to catastrophic claims in excess of our self-insured positions for product liability and personal injury matters. Any material change in the aforementioned factors could have an adverse impact on our operating results. Our product liability and workers' compensation accrual is included within accrued self-insurance on our balance sheet.
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

Our shipping terms are FOB shipping point. Products are not sold on consignment, dealers do not have the right to return products, and dealers are typically responsible for interest costs to floor plan lenders.
Delivery Revenues and Expenses
Delivery revenues for products delivered are included within net sales, while delivery expenses are included within cost of goods sold.
Concentration of Risk
One of our dealer organizations accounted for 16.6%, 17.9%, and 19.7% of our consolidated net revenue in Fiscal 2016, 2015 and 2014, respectively. A second dealer organization accounted for 13.0%, 15.0% and 12.5% of our net revenue for Fiscal 2016, Fiscal 2015, and Fiscal 2014, respectively. The loss of either or both of these dealer organizations could have a significant adverse effect on our business. In addition, deterioration in the liquidity or creditworthiness of either or both of these dealers could negatively impact our sales and could trigger repurchase obligations under our repurchase agreements.

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

Based on these repurchase agreements, we establish an associated loss reserve which is disclosed separately as "Accrued loss on repurchases" in the consolidated balance sheets. Repurchased sales are not recorded as a revenue transaction, but the net difference between the original repurchase price and the resale price are recorded against the loss reserve, which is a deduction from gross revenue. Our loss reserve for repurchase commitments contains uncertainties because the calculation requires management to make assumptions and apply judgment regarding a number of factors. See Note 9.

Reporting Segment
We have one reportable segment, the RV market. We design, develop, manufacture and market motorized and towable recreation products along with supporting products and services.

Research and Development
Research and development expenditures are included within cost of goods sold and are expensed as incurred. A portion of these expenditures qualify for state and federal tax benefits. Development activities generally relate to creating new products and improving or creating variations of existing products to meet new applications. During Fiscal 2016, 2015 and 2014, we spent approximately $4.0 million, $3.9 million and $4.3 million, respectively, on research and development activities.
Advertising
Advertising costs, which consist primarily of literature and trade shows, were $4.9 million, $5.5 million, and $5.1 million in Fiscal 2016, 2015 and 2014, respectively. Advertising costs are included in selling expense and are expensed as incurred with the exception of trade shows which are expensed in the period in which the show occurs.
Earnings Per Common Share
Basic income per common share is computed by dividing net income by the weighted average common shares outstanding during the period.
Diluted income per common share is computed by dividing net income by the weighted average common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock awards and options. See Note 13.
Subsequent Events
We evaluated events occurring between the end of our most recent fiscal year and the date the financial statements were issued. There were no material subsequent events, except those described in Note 11 and Note 16.
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

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230), which provides guidance for eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective retrospectively for annual reporting periods beginning after December 15, 2017 (our Fiscal 2019), including interim periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements.

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

The following tables set forth by level within the fair value hierarchy our financial assets that were accounted for at fair value on a recurring basis at August 27, 2016 and August 29, 2015 according to the valuation techniques we used to determine their fair values:

	Fair Value at August 27, 2016	Fair Value Measurements Using Inputs Considered As
(In thousands)		Level 1	Level 2	Level 3
Cash equivalents (1)	$77,234	$77,234	$—	$—
Assets that fund deferred compensation:
Domestic equity funds	3,587	3,515	72	—
International equity funds	258	225	33	—
Fixed income funds	265	206	59	—
Total assets at fair value	$81,344	$81,180	$164	$—

(1)	Cash equivalent balances valued using Level 1 inputs include only those accounts that may fluctuate in value. Cash in disbursing accounts and on-demand accounts are not included above.

	Fair Value at August 29, 2015	Fair Value Measurements Using Inputs Considered As
(In thousands)		Level 1	Level 2	Level 3
Cash equivalents (1)	63,107	$63,107	$—	$—
Assets that fund deferred compensation:
Domestic equity funds	4,937	4,894	43	—
International equity funds	493	477	16	—
Fixed income funds	284	251	33	—
Total assets at fair value	$68,821	$68,729	$92	$—

(1)	Cash equivalent balances valued using Level 1 inputs include only those accounts that may fluctuate in value. Cash in disbursing accounts and on-demand accounts are not included above.

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

Assets that fund deferred compensation. Our assets that fund deferred compensation are marketable equity securities measured at fair value using quoted market prices and primarily consist of equity-based mutual funds. The majority of which are classified as Level 1 as they are traded in an active market for which closing stock prices are readily available. These securities fund the Executive Share Option Plan and the Executive Deferred Compensation Plan (2007) (see Note 8) deferred compensation programs. The Executive Plan assets related to those options that will expire within a year are included in prepaid expenses and other assets in the accompanying balance sheets. The remaining assets are included in other assets.

Assets and Liabilities that are measured at Fair Value on a Nonrecurring Basis. Our non-financial assets, which include goodwill and property and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, we must evaluate the non-financial asset for impairment. If an impairment did occur, the asset is required to be recorded at the estimated fair value. Using Level 2 inputs, we recorded an impairment of $462,000 for our corporate plane during the fiscal year ended August 29, 2015. See Note 4.

Note 3: Inventories
Inventories consist of the following:

(In thousands)	August 27, 2016	August 29, 2015
Finished goods	$19,129	$12,179
Work-in-process	76,350	66,602
Raw materials	60,740	65,928
Total	156,219	144,709
LIFO reserve	(33,697)	(32,544)
Total inventories	$122,522	$112,165
The above value of inventories, before reduction for the LIFO reserve, approximates replacement cost at the respective dates. Of the $156.2 million and $144.7 million inventory at August 27, 2016 and August 29, 2015, respectively, $149.4 million and $135.3 million is valued on a LIFO basis. The remaining inventories of $6.8 million and $8.4 million at August 27, 2016 and August 29, 2015, respectively, are valued on a FIFO basis.

Note 4: Property, Plant and Equipment and Assets Held for Sale
Property, plant and equipment is stated at cost, net of accumulated depreciation and consists of the following:

(In thousands)	August 27, 2016	August 29, 2015
Land	$3,864	$1,874
Buildings and building improvements	62,073	53,388
Machinery and equipment	95,087	94,034
Software	15,878	8,033
Transportation	8,956	8,913
Total property, plant and equipment, gross	185,858	166,242
Less accumulated depreciation	(129,927)	(128,992)
Total property, plant and equipment, net	$55,931	$37,250
On April 17, 2015 we purchased the Towables assembly facilities in Middlebury, Indiana for $5.4 million and on May 5, 2015 we purchased a facility in Waverly, Iowa for $850,000 for expansion of our subassembly operations.

On November 30, 2015 we purchased land and buildings from Country Coach in Junction City, Oregon for approximately $5.7 million. On January 6, 2016 we purchased adjacent property in Junction City for approximately $4.0 million. These properties are currently being used for expansion of West Coast motorhome manufacturing and service operations.

Assets Held for Sale
At August 29, 2015 and August 27, 2016, we had no assets held for sale. In the third quarter of Fiscal 2015 we placed our corporate plane for sale, recorded an impairment of $462,000 and reclassified the net book value to current other assets in the consolidated balance sheets. In the fourth quarter of Fiscal 2015 we took our plane off the market and reclassified the net book value to property, plant and equipment in the consolidated balance sheets.

Note 5: Goodwill

Goodwill is the result of the acquisition of SunnyBrook during Fiscal 2011. Goodwill of $1.2 million is not subject to amortization for financial statement purposes, but is amortizable for tax return purposes. Goodwill is reviewed for impairment by applying a fair-value based test on an annual basis, or more frequently if circumstances indicate a potential impairment. No impairment of goodwill has been identified.

Note 6: Credit Facilities
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

On May 28, 2014, we amended this Credit Agreement (the "Amended Credit Agreement"). The Amended Credit Agreement extends the term of the credit facility from October 31, 2015 to May 28, 2019.  In addition, interest on loans made under the Amended Credit Facility will be based on LIBOR plus a margin of 2.0%. The amendment also revised and added definitions of several terms including an expanded Restricted Payment Basket that now permits up to $15.0 million purchases of company stock or cash dividends to be excluded from the Fixed Charge ratio.  In addition, the definition of Eligible Accounts was expanded to permit certain receivables to be included in the Borrowing Base.  The Amended Credit Agreement also permits us to engage in certain sale lease buyback transactions in the ordinary course of business subject to certain restrictions and increases our ability to incur capital lease obligations. In Fiscal 2016, Wells Fargo Capital Finance acquired GECC's corporate finance business.

During the second quarter of Fiscal 2015 we utilized the credit facility to meet working capital needs. As of August 27, 2016, we are in compliance with the financial covenants of the Amended Credit Agreement, and no borrowings are outstanding.

Note 7: Warranty

We provide our motorhome customers a comprehensive 12-month/15,000-mile warranty on our Class A, B, and C motorhomes, and a 3-year/36,000-mile structural warranty on Class A and C sidewalls and floors. We provide a comprehensive 12-month warranty on all towable products. From time to time, we voluntarily incur costs for certain warranty-type expenses occurring after the normal warranty period to help protect the reputation of our products and the goodwill of our customers. Estimated costs related to product warranty are accrued at the time of sale and are based upon past warranty claims and unit sales history. Accruals are adjusted as needed to reflect actual costs incurred as information becomes available. A significant increase in dealership labor rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize.

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

Changes in our product warranty liability during Fiscal 2016, Fiscal 2015, and Fiscal 2014 are as follows:

(In thousands)	August 27, 2016	August 29, 2015	August 30, 2014
Balance at beginning of year	$11,254	$9,501	$8,443
Provision	16,503	12,892	10,947
Claims paid	(15,345)	(11,139)	(9,889)
Balance at end of year	$12,412	$11,254	$9,501

Note 8: Employee and Retiree Benefits
Postretirement health care and deferred compensation benefits are as follows:

(In thousands)	August 27, 2016	August 29, 2015
Postretirement health care benefit cost	$6,346	$34,535
Non-qualified deferred compensation	18,003	19,508
Executive share option plan liability	3,341	4,788
SERP benefit liability	2,681	2,649
Executive deferred compensation	389	299
Officer stock-based compensation	763	242
Total postretirement health care and deferred compensation benefits	31,523	62,021
Less current portion(1)	(4,574)	(4,931)
Long-term postretirement health care and deferred compensation benefits(2)	$26,949	$57,090

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

In Fiscal 2005, through a plan amendment, we established dollar caps on the amount that we will pay for postretirement health care benefits per retiree on an annual basis so that we were not exposed to continued medical inflation. Retirees are required to pay a monthly premium in excess of the employer dollar caps for medical coverage based on years of service and age at retirement. Each year from 2012 to 2015, the employer established dollar caps were reduced by 10% through plan amendments. On January 1, 2016, postretirement health care benefits were discontinued for retirees age 65 and over.  The plan amendment also included a 10% reduction in employer paid premiums for retirees under age 65. As a result of these amendments, our liability for postretirement health care was reduced as presented in the following table.

Date	Plan Amendment	Dollar Cap Reduction	Liability Reduction (in thousands)	Amortization Period (1)
Fiscal 2005	Established employer dollar cap		$40,414	11.5	years
January 2012	Reduced employer dollar cap	10%	4,598	7.8	years
January 2013	Reduced employer dollar cap	10%	4,289	7.5	years
January 2014	Reduced employer dollar cap	10%	3,580	7.3	years
January 2015	Reduced employer dollar cap	10%	3,960	7.1	years
January 2016	Reduced employer dollar cap for retirees under age 65; discontinued retiree benefits for retirees age 65 and over	10%	28,596	6.9	years
(1)  Plan amendments are amortized on a straight-line basis over the expected remaining service period of active plan participants.

Based on actuarial evaluations, the discount rate used in determining the accumulated postretirement benefit obligation was 2.73% at August 27, 2016 and 4.15% at August 29, 2015, which increased the benefit obligation by $850,000 and $684,000 at August 27, 2016 and August 29, 2015, respectively. Assumed health care cost trend rates do not have a significant effect in determining the accumulated postretirement benefit obligation due to employer caps established.

Changes in our postretirement health care liability are as follows:

(In thousands)	August 27, 2016	August 29, 2015
Balance at beginning of year	$34,535	$36,930
Interest cost	327	1,382
Service cost	108	427
Net benefits paid	(878)	(928)
Actuarial loss	850	684
Plan amendment	(28,596)	(3,960)
Balance at end of year	$6,346	$34,535
Net periodic postretirement benefit income for the past three fiscal years consisted of the following components:

	Year Ended
(In thousands)	August 27, 2016	August 29, 2015	August 30, 2014
Interest cost	$327	$1,382	$1,540
Service cost	108	427	393
Amortization of prior service benefit	(7,736)	(5,538)	(5,650)
Amortization of net actuarial loss	1,612	1,465	1,077
Net periodic postretirement benefit income	$(5,689)	$(2,264)	$(2,640)

For accounting purposes, we recognized net periodic postretirement income as presented in the previous table, due to the amortization of prior service benefit associated with the establishment of caps on the employer portion of benefits in Fiscal 2005 and the plan amendments made over the past five years.

Amounts not yet recognized in net periodic benefit cost and included in accumulated other comprehensive income (before taxes) are as follows:

(In thousands)	August 27, 2016	August 29, 2015
Prior service credit	$(34,139)	$(13,279)
Net actuarial loss	15,648	16,410
Accumulated other comprehensive income	$(18,491)	$3,131
The estimated amounts that will be amortized from accumulated other comprehensive income to net periodic benefit cost in Fiscal 2017 include a prior service credit of $6.4 million and an actuarial net loss of $1.6 million.

Expected future benefit payments for postretirement health care for the next ten years are as follows:

(In thousands)		Amount
Year:	2017	$416
	2018	283
	2019	381
	2020	455
	2021	489
	2022 - 2026	2,484
	Total	$4,508
The expected future benefit payments have been estimated based on the same assumptions used to measure our benefit obligation as of August 27, 2016, and include benefits attached to estimated current employees' future services.

Deferred Compensation Benefits
Non-Qualified Deferred Compensation Program (1981)
We have a Non-Qualified Deferred Compensation Program which permitted key employees to annually elect to defer a portion of their compensation until their retirement. The plan has been closed to any additional deferrals since January 2001. The retirement benefit to be provided is based upon the amount of compensation deferred and the age of the individual at the time of the contracted deferral. An individual generally vests at age 55 and 5 years of participation under the plan. For deferrals prior to December 1992, vesting occurs at the later of age 55 and 5 years of service from first deferral or 20 years of service. Deferred compensation expense was $1.3 million, $1.3 million and $1.4 million in Fiscal 2016, 2015 and 2014, respectively. Total deferred compensation liabilities were $18.0 million and $19.5 million at August 27, 2016 and August 29, 2015, respectively.

Supplemental Executive Retirement Plan (SERP)
The primary purpose of this plan was to provide our officers and managers with supplemental retirement income for a period of 15 years after retirement. We have not offered this plan on a continuing basis to members of management since 1998. The plan was funded with individual whole life insurance policies (Split Dollar Program) owned by the named insured officer or manager. We initially paid the life insurance premiums on the life of the individual and the individual would receive life insurance and supplemental cash payment during the 15 years following retirement. In October 2008, the plan was amended as a result of changes in the tax and accounting regulations and rising administrative costs. Under the redesigned SERP, the underlying life insurance policies previously owned by the insured individual became COLI by a release of all interests by the participant and assignment to us as a prerequisite to participation in the SERP and transition from the Split Dollar Program. Total SERP liabilities were $2.7 million and $2.6 million at August 27, 2016 and August 29, 2015, respectively. This program remains closed to new employee participation.

To assist in funding the deferred compensation and SERP liabilities, we have invested in COLI policies. The cash surrender value of these policies is presented as investment in life insurance in the accompanying balance sheets and consists of the following:

(In thousands)	August 27, 2016	August 29, 2015
Cash value	$60,263	$58,501
Borrowings	(33,771)	(32,329)
Investment in life insurance	$26,492	$26,172

Non-Qualified Share Option Program (2001)
The Non-Qualified Share Option Program permitted participants in the Executive Share Option Plan (the "Executive Plan") to choose to defer a portion of their salary or other eligible compensation in the form of options to purchase selected securities, primarily equity-based mutual funds. These assets are treated as trading securities and are recorded at fair value. The Executive Plan has been closed to any additional deferrals since January 2005. The Executive Plan assets related to those options that will expire within a year are included in prepaid expenses and other assets in the accompanying balance sheets. The remaining assets are included in other assets. Total assets on August 27, 2016 and August 29, 2015 were $3.7 million and $5.4 million, respectively, and the liabilities were $3.3 million and $4.8 million, respectively. The difference between the asset and liability balances represents the additional 25% we contributed at the time of the initial deferrals to aid in potential additional earnings to the participant. This contribution is required to be paid back to us when the option is exercised. A participant may exercise his or her options per the plan document, but there is a requirement that after these dollars have been invested for 15 years the participant is required to exercise such option.

Executive Deferred Compensation Plan (2007)
In December 2006, we adopted the Winnebago Industries, Inc. Executive Deferred Compensation Plan (the "Executive Deferred Compensation Plan"). Under the Executive Deferred Compensation Plan, corporate officers and certain key employees may annually choose to defer up to 50% of their salary and up to 100% of their cash incentive awards. The assets are presented as other assets and the liabilities are presented as postretirement health care and deferred compensation benefits in the accompanying balance sheets. Such assets on August 27, 2016 and August 29, 2015 were $388,000 and $297,000, respectively, and liabilities were $389,000 and $299,000, respectively.
Profit Sharing Plan
We have a qualified profit sharing and contributory 401(k) plan for eligible employees. The plan provides quarterly discretionary matching cash contributions as approved by our Board of Directors. Contributions to the plan for Fiscal 2016, 2015 and 2014 were $1.5 million, $1.2 million and $1.1 million, respectively.

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
Our repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 18 months, provide that our liability will be the lesser of remaining principal owed by the dealer to the lending institution, or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our contingent liability on all repurchase agreements was approximately $409.3 million and $386.0 million at August 27, 2016 and August 29, 2015, respectively.
In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of RVs to repurchase current inventory if a dealership exits the business. Incremental repurchase exposure beyond existing repurchase agreements, related to dealer inventory in states that we have had historical experience of repurchasing inventory, totaled $7.9 million and $7.2 million at August 27, 2016 and August 29, 2015, respectively.

Our risk of loss related to these repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on the repurchase exposure as previously described, we established an associated loss reserve. Our accrued losses on repurchases were $881,000 as of August 27, 2016 and $1.3 million as of August 29, 2015. Repurchase risk is affected by the credit worthiness of our dealer network and if we are obligated to repurchase a substantially larger number of RVs in the future, this would increase our costs and could have a material adverse effect on our results of operations, financial condition, and cash flows.
A summary of the activity for the fiscal years stated for repurchased units is as follows:

(Dollars in thousands)	Fiscal 2016	Fiscal 2015 (1)	Fiscal 2014
Inventory repurchased:
Units	29	62	21
Dollars	$1,605	$7,472	$467
Inventory resold:
Units	28	62	20
Cash collected	$1,510	$6,409	$392
Loss recognized	$95	$1,063	$75
Units in ending inventory	1	1	1
(1) A significant number of the units repurchased in Fiscal 2015 were attributable to a single dealership for which we had established a specific repurchase loss reserve in Fiscal 2014.

Litigation
We are involved in various legal proceedings which are ordinary and routine litigation incidental to our business, some of which are covered in whole or in part by insurance. While we believe the ultimate disposition of litigation will not have material adverse effect on our financial position, the results of operations or liquidity, there exists the possibility that such litigation may have an impact on our results for a particular reporting period in which litigation effects become probable and reasonably estimable.  Though we do not believe there is a reasonable likelihood that there will be a material change related to these matters, litigation is subject to inherent uncertainties and management’s view of these matters may change in the future.
Lease Commitments
We have operating leases for certain land, buildings and equipment. Lease expense was $582,000 for Fiscal 2016, $901,000 for Fiscal 2015 and $1.1 million for Fiscal 2014. Minimum future lease commitments under noncancelable lease agreements in excess of one year as of August 27, 2016 are as follows:

(In thousands)		Amount
Year Ended:	2017	$128
	2018	77
	2019	60
	2020	6
	2021	4
	Total	$275

Note 10: Income Taxes
Income tax expense consisted of the following:

	Year Ended
(In thousands)	August 27, 2016	August 29, 2015	August 30, 2014
Current
Federal	$14,293	$15,406	$17,923
State	1,685	1,124	(170)
Total	15,978	16,530	17,753
Deferred
Federal	4,280	1,486	1,415
State	444	308	456
Total	4,724	1,794	1,871
Income Tax Expense	$20,702	$18,324	$19,624

The following table provides a reconciliation of the US statutory income tax rate to our effective income tax rate:

	Year Ended
(A percentage)	August 27, 2016	August 29, 2015	August 30, 2014
US federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.5%	2.4%	2.3%
Tax-free and dividend income	(1.3)%	(1.3)%	(1.5)%
Income tax credits	(1.1)%	(0.3)%	(0.4)%
Domestic production activities deduction	(2.5)%	(3.7)%	(2.8)%
Other permanent items	(1.3)%	(0.8)%	(0.9)%
Valuation allowance	—%	—%	(0.4)%
Uncertain tax positions settlements and adjustments	—%	(0.5)%	(1.0)%
Effective tax provision rate	31.3%	30.8%	30.3%

The tax effects of temporary differences that give rise to deferred income taxes were as follows:

(In thousands)	August 27, 2016	August 29, 2015
Deferred income tax asset (liability)
Deferred compensation	$9,609	$10,757
Warranty reserves	4,729	4,288
Postretirement health care benefits	2,262	12,792
Self-insurance reserve	2,214	2,378
Accrued vacation	2,006	1,938
Stock based compensation	1,030	1,239
Unrecognized tax benefit	698	726
Other (1)	1,785	1,592
Total deferred tax assets	24,333	35,710
Inventory	(1,930)	(2,383)
Depreciation	(3,650)	(1,338)
Total deferred tax liabilities	(5,580)	(3,721)
Total deferred income tax assets, net of deferred tax liabilities	$18,753	$31,989

(1)
At August 27, 2016, Other includes $95,000 related to state NOLs that will begin to expire in Fiscal 2021. We have evaluated all the positive and negative evidence and consider it more likely than not that these carryforwards can be realized.

Unrecognized Tax Benefits
Changes in the unrecognized tax benefits are as follows:

(In thousands)	August 27, 2016	August 29, 2015	August 30, 2014
Unrecognized tax benefits - beginning balance	$1,589	$1,709	$2,134
Gross decreases - tax positions in a prior period	(355)	(568)	(816)
Gross increases - current period tax positions	476	448	391
Unrecognized tax benefits - ending balance	1,710	1,589	1,709
Accrued interest and penalties	751	922	1,315
Total unrecognized tax benefits	$2,461	$2,511	$3,024

The amount of unrecognized tax benefits is not expected to change materially within the next 12 months.
If the remaining uncertain tax positions are ultimately resolved favorably, $1.8 million of unrecognized tax benefits would have a positive impact on our effective tax rate. It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits into tax expense.
We file tax returns in the US federal jurisdiction, as well as state jurisdictions and in Canada. Although certain years are no longer subject to examinations by the IRS and various state taxing authorities, NOL carryforwards generated in those years may be adjusted upon examination by the IRS or state taxing authorities if they have been or will be used in a future period. As of August 27, 2016, our federal returns from Fiscal 2013 to present are subject to review by the IRS. As of August 27, 2016, our Fiscal 2014 Federal return is being reviewed. We anticipate this audit to be concluded with no material adjustments. With limited exception, state returns from Fiscal 2013 to present continue to be subject to review by state taxing jurisdictions. A number of years may lapse before an uncertain tax position is audited and finally resolved and it is difficult to predict the outcome of such audits. During the year, we finalized a state audit with a nominal impact.

Note 11: Stock-Based Compensation Plans
We have a 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan approved by shareholders (as amended, the "Plan") in place which allows us to grant or issue non-qualified stock options, incentive stock options, share awards and other equity compensation to key employees and to non-employee directors. No more than 3.6 million shares of common stock may be issued under the Plan and no more than 3.6 million of those shares may be used for awards other than stock options or stock appreciation rights. Shares subject to awards that are forfeited or terminated, expire unexercised, are cancelled and settled in cash in lieu of common stock or are exchanged for awards that do not involve common stock, shall be added back to the limits and again immediately become available for awards.
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
Share awards generally vest over a three-year period in equal annual installments with continued employment, beginning one year after the date of grant, with immediate vesting upon retirement for awards made prior to October 2016 or upon a change of control (collectively, "time-based") or upon attainment of established goals. Share awards that are not time-based typically vest at the end of a one year or three-year incentive period based upon the achievement of company goals ("performance-based"). The value of time-based restricted share awards is based on the number of shares granted and the closing price of our common stock on the date of grant. The value of performance-based restricted share awards is based upon the terms of the plan and an assessment of the probability of reaching the established performance targets. Historically, the terms of these plans linked the incentive payment to a percentage of base salary compensation and if the established goals are met, shares of the appropriate value are then granted.
Annual Incentive Plans
For Fiscal 2014, Fiscal 2015 and Fiscal 2016, the Human Resources Committee of our Board of Directors established annual incentive plans for the officers that were to be paid in 2/3 cash and 1/3 restricted stock (stock must be held for one year from date of grant except for shares we agree to repurchase in lieu of executives' payment of payroll taxes). We repurchase shares from employees who elect to pay their payroll tax via delivery of shares of common stock as opposed to cash.
The following table shows the amount accrued each fiscal year for stock-based compensation under the annual incentive plan. The Human Resources Committee of the Board of Directors approved the awards of restricted stock to the officers on the dates shown.

	August 27, 2016	August 29, 2015	August 30, 2014
Annual incentive accrual (in thousands)	$1,467	$454	$2,600
Date of award	10/11/2016	10/13/2015	10/14/2014
Stock-based portion of annual incentive accrual (in thousands)	$489	$157	$866
Restricted shares awarded	17,532	7,914	40,495
Shares repurchased for payroll taxes	(8,412)	(3,511)	(20,638)
Restricted shares issued	9,120	4,403	19,857

Long-Term Incentive Plans
For Fiscal 2014, Fiscal 2015 and Fiscal 2016, the Human Resources Committee of our Board of Directors established three different three-year incentive compensation plans (Officers Long-Term Incentive Plan Fiscal 2013-2015, 2014-2016 and 2015-2017) to serve as an incentive to our senior management team to achieve certain ROE targets. If the ROE target is met, restricted stock will be awarded subsequent to the end of each three year period with a one-year restriction on sale upon award (except for shares we agree to repurchase in lieu of executives' payment of payroll taxes). In the event that we do not achieve the required ROE targets, no restricted stock will be granted. If it becomes probable that certain of the ROE performance targets will be achieved, the corresponding estimated cost of the grant will be recorded as stock-based compensation expense over the performance period. The probability of reaching the targets is evaluated each reporting period. If it becomes probable that certain of the target performance levels will be achieved, a cumulative adjustment will be recorded and future stock-based-compensation expense will increase based on the then projected performance levels. If we later determine that it is not probable that the minimum ROE performance threshold for the grants will be met, no further stock-based compensation cost will be recognized and any previously recognized stock-based compensation cost related to these plans will be reversed.

The following table shows the amount accrued each fiscal year for stock-based compensation as a result of ROE targets being met. The Human Resources Committee of the Board of Directors approved the awards of restricted stock to the officers on the dates shown. We repurchase shares from employees who elect to pay their payroll tax via delivery of shares of common stock as opposed to cash.

	August 27, 2016	August 29, 2015	August 30, 2014
LTIP accrual (in thousands)	$318	$360	$540
LTIP plan year	2014-2016	2013-2015	2012-2014
Date of award	10/11/2016	10/13/2015	10/14/2014
Restricted shares awarded	11,419	18,156	25,529
Shares repurchased for payroll taxes	(5,539)	(8,529)	(13,011)
Restricted shares issued	5,880	9,627	12,518

Director's Awards
Non-employee directors may elect to receive all or part of their annual retainer and board fees in the form of Winnebago Industries stock units credited in the form of shares of our common stock instead of cash. The directors are restricted from selling these shares until their retirement. During Fiscal 2016, there were 5,058 stock units awarded to our non-employee directors in lieu of cash compensation. The aggregate intrinsic value of these awards as of August 27, 2016 was $2.1 million with 86,506 stock units outstanding.
Stock-Based Compensation
Total stock-based compensation expense for the past three fiscal years consisted of the following components:

	Year Ended
(In thousands)	August 27, 2016	August 29, 2015	August 30, 2014
Share awards:
Performance-based annual plan employee award expense	$489	$157	$866
Performance-based LTIP employee award expense	318	360	540
Time-based employee award expense	1,583	2,060	1,472
Time-based directors award expense	743	412	410
Directors stock unit expense	149	108	98
Stock options	11	—	—
Total stock-based compensation	$3,293	$3,097	$3,386

Stock Options
A summary of stock option activity for Fiscal 2016, 2015 and 2014 is as follows:

	Year Ended
	August 27, 2016			August 29, 2015			August 30, 2014
	Shares	Price per Share	Wtd. Avg. Exercise Price/Share	Shares	Price per Share	Wtd. Avg. Exercise Price/Share	Shares	Price per Share	Wtd. Avg. Exercise Price/Share
Outstanding at beginning of year	167,394	$26 - $34	$28.30	457,421	$26 - $36	$30.38	664,994	$26 - $36	$29.83
Options granted	10,000	$16 - $17	16.67	—	—	—	—	—	—
Options exercised	—	—	—	—	—	—	(77,833)	$26 - $27	26.72
Options cancelled	(167,394)	$26 - $34	28.30	(290,027)	$26 - $36	31.58	(129,740)	$26 - $35	29.75
Outstanding at end of year	10,000	$16 - $17	$16.67	167,394	$26 - $34	$28.30	457,421	$26 - $36	$30.38
Exercisable at end of year	—	$—	$—	167,394	$26 - $34	$28.30	457,421	$26 - $36	$30.38
Vested and expected to vest at end of year	10,000	$16 - $17	$16.67	167,394	$26 - $34	$28.30	457,421	$26 - $36	$30.38

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Valuation Assumptions(1)	Fiscal 2016
Expected dividend yield	2.40%
Risk-free interest rate (2)	1.49%
Expected life (in years) (3)	5
Expected volatility (4)	43.52%
Weighted average fair value of options granted	$5.31
(1) Forfeitures are estimated based on historical experience.
(2) Risk-free interest rate is based on Treasury Securities constant maturity interest rate whose term is consistent with the expected life of our stock options.
(3) Expected life of stock options is based on historical experience.
(4) Expected stock price volatility is based on historical experience over a term consistent with the expected life of our stock options.

The weighted average remaining contractual life for options outstanding at August 27, 2016 was 9.4 years. Aggregate intrinsic value for options outstanding at August 27, 2016 was $72,000. As of August 27, 2016, there was $42,000 of unrecognized compensation expense related to option awards that is expected to be recognized over a weighted average period of 2.4 years. Other values related to options are as follows:

(In thousands)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Aggregate intrinsic value of options exercised (1)	$—	$—	$173
Net cash proceeds from the exercise of stock options	—	—	2,080
Actual income tax benefit realized from stock option exercises	—	—	63

(1)	The amount by which the closing price of our stock on the date of exercise exceeded the exercise price.
On October 11, 2016 the Human Resources Committee of the Board of Directors approved the grant of 46,800 stock options to our officers.

Share Awards
A summary of share award activity for Fiscal 2016, 2015 and 2014 is as follows:

	Year Ended
	August 27, 2016		August 29, 2015		August 30, 2014
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of year	163,420	$20.83	198,523	$18.98	190,962	$12.46
Granted	240,270	19.72	165,624	21.70	138,345	27.44
Vested	(110,283)	19.44	(198,693)	19.71	(129,817)	18.82
Canceled	(9,526)	20.28	(2,034)	20.58	(967)	18.44
End of year	283,881	$20.45	163,420	$20.83	198,523	$18.98

The aggregate intrinsic value of awards outstanding at August 27, 2016 was $6.8 million.
As of August 27, 2016, there was $2.8 million of unrecognized compensation expense related to restricted stock awards that is expected to be recognized over a weighted average period of 1.9 years. The total fair value of awards vested during Fiscal 2016, 2015 and 2014 was $2.2 million, $4.2 million and $3.6 million, respectively.

On October 11, 2016 the Human Resources Committee of the Board of Directors approved the award of grants of 76,800 shares of our restricted common stock under the Plan valued at $2.1 million to our key management group (approximately 60 employees). The Board of Directors also granted 20,800 shares of our restricted common stock valued at $580,000 to the non-management members of the Board.

The value of the restricted stock is based on the closing price of our common stock on the date of grant, which was $27.89. The fair value of this award to employees is amortized on a straight-line basis over the requisite service period of three years. Estimated non-cash stock compensation expense based on this restricted stock grant will be approximately $1.0 million for Fiscal 2017.

Note 12: Net Revenues Classifications
Net revenue by product class:

	Year Ended
(In thousands)	August 27, 2016		August 29, 2015		August 30, 2014
Motorhomes, parts and service	$875,004	89.7%	$872,915	89.4%	$853,488	90.3%
Towables and parts	89,412	9.2%	71,684	7.3%	58,123	6.1%
Other manufactured products	10,810	1.1%	31,906	3.3%	33,552	3.6%
Total net revenues	$975,226	100.0%	$976,505	100.0%	$945,163	100.0%

Net revenue by geographic area:

	Year Ended
(In thousands)	August 27, 2016		August 29, 2015		August 30, 2014
United States	$940,230	96.4%	$920,315	94.2%	$873,910	92.5%
International	34,996	3.6%	56,190	5.8%	71,253	7.5%
Total net revenues	$975,226	100.0%	$976,505	100.0%	$945,163	100.0%

Note 13: Earnings Per Share
The following table reflects the calculation of basic and diluted income per share for the past three fiscal years:

	Year Ended
(In thousands, except per share data)	August 27, 2016	August 29, 2015	August 30, 2014
Income per share - basic
Net income	$45,496	$41,210	$45,053
Weighted average shares outstanding	26,925	26,941	27,430
Net income per share - basic	$1.69	$1.53	$1.64

Income per share - assuming dilution
Net income	$45,496	$41,210	$45,053
Weighted average shares outstanding	26,925	26,941	27,430
Dilutive impact of awards and options outstanding	108	110	115
Weighted average shares and potential dilutive shares outstanding	27,033	27,051	27,545
Net income per share - assuming dilution	$1.68	$1.52	$1.64

The computation of weighted average shares and potential dilutive shares outstanding excludes the effects of options to purchase 10,000, 167,394 and 457,421 shares of common stock for the fiscal years ended August 27, 2016, August 29, 2015 and August 30, 2014, respectively. These amounts were not included in the computation of diluted income per share because they are anti-dilutive under the treasury stock method.

Note 14: Interim Financial Information (Unaudited)

Fiscal 2016	Quarter Ended
(In thousands, except per share data)	November 28, 2015	February 27, 2016	May 28, 2016	August 27, 2016
Net revenues	$214,223	$225,672	$272,077	$263,254
Gross profit	25,249	25,276	30,257	31,867
Operating income	12,759	13,503	20,593	18,886
Net income	8,558	9,354	14,438	13,146
Net income per share (basic)	0.32	0.35	0.54	0.49
Net income per share (diluted)	0.32	0.35	0.53	0.49

Fiscal 2015	Quarter Ended
(In thousands, except per share data)	November 29, 2014	February 28, 2015	May 30, 2015	August 29, 2015
Net revenues	$224,403	$234,543	$266,510	$251,049
Gross profit	24,386	24,258	28,183	28,053
Operating income	14,442	11,948	16,118	16,911
Net income	9,895	8,096	11,502	11,717
Net income per share (basic)	0.37	0.30	0.43	0.43
Net income per share (diluted)	0.37	0.30	0.43	0.43
Note 15: Comprehensive Income

Changes in AOCI for defined benefit pension items, net of tax, were:

	Year Ended
(In thousands)	August 27, 2016	August 29, 2015
Balance at beginning of year	$(2,274)	$(1,808)

OCI before reclassifications	17,027	2,044
Amounts reclassified from AOCI	(3,778)	(2,510)
Net current-period OCI	13,249	(466)

Balance at end of year	$10,975	$(2,274)

Reclassifications out of AOCI in net periodic benefit costs, net of tax, were:

		Year Ended
(In thousands)	Location on Consolidated Statements of Income and Comprehensive Income	August 27, 2016	August 29, 2015
Amortization of prior service credit	Cost of goods sold	$(4,788)	$(3,428)
Amortization of net actuarial loss	Cost of goods sold	1,010	918
Total reclassifications		$(3,778)	$(2,510)

Note 16: Subsequent Events

Issues of stock options and restricted common stock
On October 11, 2016 the Human Resources Committee of our Board of Directors issued stock options and shares of restricted common stock, which is further discussed in Note 11.

Dividend
On October 12, 2016 our Board of Directors declared a cash dividend of $0.10 per outstanding share of common stock. The dividend will be paid on November 23, 2016 to all shareholders of record at the close of business on November 9, 2016.

Securities Purchase Agreement
On October 2, 2016, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Grand Design, Octavius Corporation (“Octavius”), Summit Partners Growth Equity Fund VIII-A, L.P., Summit Partners Growth Equity Fund VIII-B, L.P., Summit Partners Entrepreneur Advisors Fund I, L.P., Summit Investors I, LLC, Summit Investors I (UK), L.P., SP GE VIII-B GD RV

Holdings, L.P. (collectively the “Summit Sellers”), RDB III, Inc., and each of the shareholders of RDB III, Inc. (collectively the “RDB Sellers”). The Summit Sellers and RDB Sellers are hereafter referred to as “Sellers.”

The Purchase Agreement provides that, among other things, and subject to the terms and conditions of the Purchase Agreement, Octavius, a newly formed wholly-owned subsidiary, will acquire all of the equity interests of Grand Design and all of the capital stock of SP GE VIII-B RV Blocker Corp., a Delaware corporation owned by Summit Partners Growth Equity Fund VIII-B, L.P., representing the sale of Grand Design to Winnebago. Following the transaction, Grand Design will be an indirect wholly-owned subsidiary. The purchase price for the acquisition is approximately $500.0 million, consisting of $395.0 million in cash and 4,586,555 shares ($105.0 million) of our common stock to be issued to Sellers. The $500.0 million purchase price is subject to customary closing adjustments pursuant to the terms of the Purchase Agreement. The closing of the acquisition is also subject to customary closing conditions, including the expiration of any applicable waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976, as amended. The acquisition is expected to close in the first fiscal quarter of 2017.

In connection with our agreement to acquire Grand Design we executed a customary debt commitment letter with JPM Morgan pursuant to which, subject to customary exceptions and conditions, JPMorgan has committed to provide a seven-year $300.0 million secured term loan B facility, and a five-year $125.0 million asset-based revolving credit facility (collectively the “Credit Facilities”). We intend to use the proceeds from the term loan and a portion of the revolving credit facility together with $60.0 million in cash and $105.0 million in common stock to complete the acquisition of Grand Design. The remainder of the revolving credit facility will be used to fund our working capital needs. The Credit Facilities are expected to be secured by all or substantially all of our assets, and will replace our current credit facility with Wells Fargo Bank, N.A.

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
Evaluation of Internal Control Over Financial Reporting
Management's report on internal control over financial reporting as of August 27, 2016 is included within Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference. The report of Deloitte & Touche LLP on the effectiveness of internal control over financial reporting is included within Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
We had a change in our internal control over financial reporting that occurred as a result of our implementation of a new ERP system that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During Fiscal 2016, our new ERP system replaced our legacy system for our Finance area, the Towables operation and the human resources/payroll areas. Our new ERP system is intended to provide us with enhanced transactional processing and management tools compared to our legacy system. The new system was subject to extensive testing and data reconciliation during implementation.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Reference is made to the table entitled "Executive Officers of the Registrant" in Part I of this report and to the information included under the captions "Board of Directors, Committees of the Board and Corporate Governance", "Section 16(a) Beneficial Ownership Reporting Compliance", "Election of Directors" and "Fiscal Year 2017 Shareholder Proposals" in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 13, 2016, which information is incorporated by reference herein.
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

Item 11. Executive Compensation
Reference is made to the information included under the captions "Director Compensation" and "Executive Compensation" in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 13, 2016, which information is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Reference is made to the table entitled "Equity Compensation Plan Information" in Part II of this report and to the share ownership information included under the caption "Voting Securities and Principal Holders Thereof" in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 13, 2016, which information is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Reference is made to the information included under the caption "Board of Directors, Committees of the Board and Corporate Governance" in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 13, 2016, which information is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services
Reference is made to the information included under the caption "Independent Registered Public Accountants Fees and Services" in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 13, 2016 which information is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1.	Our consolidated financial statements are included in Item 8 and an index to financial statements appears on page 26 of this report.

2.	Financial Statement Schedules: Winnebago Industries, Inc. and Subsidiaries
All schedules are omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto.

3.	Exhibits: See Exhibit Index on pages 53-56.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.

By	/s/ Michael J. Happe
Michael J. Happe

President, Chief Executive Officer
(Principal Executive Officer)
Date: October 18, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on, October 18, 2016, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Capacity

/s/ Michael J. Happe
Michael J. Happe	President, Chief Executive Officer (Principal Executive Officer)

/s/ Sarah N. Nielsen
Sarah N. Nielsen	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Christopher J. Braun
Christopher J. Braun	Director

/s/ Robert M. Chiusano
Robert M. Chiusano	Director

/s/ Jerry N. Currie
Jerry N. Currie	Director

/s/ Lawrence A. Erickson
Lawrence A. Erickson	Director

/s/ William C. Fisher
William C. Fisher	Director

/s/ David W. Miles
David W. Miles	Director

/s/ Martha T. Rodamaker
Martha T. Rodamaker	Director

/s/ Mark T. Schroepfer
Mark T. Schroepfer	Director

Exhibit Index

2a.
Securities Purchase Agreement by and among, Grand Design RV, LLC, Octavius Corporation, Winnebago Industries, Inc. Summit Partners Growth Equity Fund VIII-B, L.P., Summit Partners Growth Equity Fund VIII-A, L.P., Summit Partners Entrepreneur Advisors Fund I, L.P., Summit Investors I, LLC, Summit Investors I (UK), L.P., SP GE VIII-B GD RV Holdings, L.P., RDB IIII, Inc., and each of the shareholders of RDB III, Inc.previously filed with the Registrant's Current Report on Form 8-K dated October 5, 2016 (Commission File Number 001-06403) and incorporated by reference herein.

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
Winnebago Industries, Inc. Officers' Long-Term Incentive Plan, fiscal three-year period 2017, 2018 and 2019 previously filed with the Registrant's Current Report on Form 8-K dated October 14, 2016 (Commission File Number 001-06403) and incorporated by reference herein.*

10l.
Amended and Restated Executive Change of Control Agreement dated December 17, 2008 between Winnebago Industries, Inc. and Sarah N. Nielsen previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 29, 2009 (Commission File Number 001-06403) and incorporated by reference herein.*

10m.
Executive Change of Control Agreement dated May 3, 2010 between Winnebago Industries, Inc. and Daryl W. Krieger previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 29, 2010 (Commission File Number 001-06403) and incorporated by reference herein.*

10n.
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
Executive Change of Control between Winnebago Industries, Inc. and Michael J. Happe previously filed with the Registrant's Current Report on Form 8-K dated April 26, 2016 (Commission File Number 001-06403) and incorporated by reference herein.*

10t.	Executive Change of Control Agreement between Winnebago Industries, Inc. and Ashis Bhattacharya dated June 1, 2016.*

10u.	Executive Change of Control Agreement between Winnebago Industries, Inc. and Brian Hazelton dated September 16, 2016.*

10v.	Executive Change of Control Agreement between Winnebago Industries, Inc. and Chris West dated September 26, 2016.*

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
Winnebago Industries, Inc. Officers' Incentive Compensation Plan for Fiscal 2017 previously filed with the Registrant's Current Report on Form 8-K dated October 14, 2016 (Commission File Number 001-06403) and incorporated by reference herein.*

10aa.
Winnebago Industries, Inc. Credit Agreement with GECC (later acquired by Wells Fargo Capital Finance) previously filed with the Registrant's Current Report on Form 8-K dated October 31, 2012 and amended on Form 8-K dated May 28, 2014 (Commission File Number 001-06403) and incorporated by reference herein.

10ab.
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

10ad.
Non-competition, Non-solicitation and Confidentiality Agreement by and among Octavius Corporation, Winnebago Industries, Inc., Grand Design RV, LLC, RDB III, Inc., Ronald Fenech, Donald Clark and William Fenech previously filed with the Registrant's Current Report on Form 8-K dated October 5, 2016 (Commission File Number 001-06403) and incorporated by reference herein.

10ae.
Non-Solicitation and Confidentiality Agreement by and among Octavius Corporation, Winnebago Industries, Inc., Grand Design, RV, LLC, Summit Partners Growth Equity Fund VIII-B, L.P., Summit Partners Growth Equity Fund VIII-A, L.P., Summit Entrepreneur Advisors Fund I, L.P., Summit Investors I, LLC, Summit Investors I (UK), L.P., and SP GE VIII-B GD RV Holdings previously filed with the Registrant's Current Report on Form 8-K dated October 5, 2016 (Commission File Number 001-06403) and incorporated by reference herein.

10af.
Registration Rights Agreement by and among Winnebago Industries, Inc. and the Shareholder Parties previously filed with the Registrant's Current Report on Form 8-K dated October 5, 2016 (Commission File Number 001-06403) and incorporated by reference herein.

10ag.
Standstill Agreement by and among Summit Partners Growth Equity Fund VIII-B, L.P., Summit Partners Growth Equity Fund-VIII-A, L.P., Summit Entrepreneur Advisors Fund I, L.P., Summit Investors I, LLC, Summit Investors I (UK), L.P. and SP GE VIII-B GD RV Holdings, L.P. and Winnebago Industries, Inc. previously filed with the Registrant's Current Report on Form 8-K dated October 5, 2016 (Commission File Number 001-06403) and incorporated by reference herein.

10ah.
Standstill Agreement by and among Donald Clark, Ronald Fenech, William Fenech and Winnebago Industries, Inc. previously filed with the Registrant's Current Report on Form 8-K dated October 5, 2016 (Commission File Number 001-06403) and incorporated by reference herein.

10ai.
Lock-up Letter Agreement to Winnebago Industries, Inc. from Donald Clark, Ronald Fenech and William Fenech previously filed with the Registrant's Current Report on Form 8-K dated October 5, 2016 (Commission File Number 001-06403) and incorporated by reference herein.

10aj.
Consulting Agreement by and between Winnebago Industries, Inc., and Ronald Fenech previously filed with the Registrant's Current Report on Form 8-K dated October 5, 2016 (Commission File Number 001-06403) and incorporated by reference herein.

10ak.
Consulting Agreement by and between Winnebago Industries, Inc. and William Fenech previously filed with the Registrant's Current Report on Form 8-K dated October 5, 2016 (Commission File Number 001-06403) and incorporated by reference herein.

10al.
Employment Agreement by and between Grand Design RV, LLC and Donald Clark previously filed with the Registrant's Current Report on Form 8-K dated October 5, 2016 (Commission File Number 001-06403) and incorporated by reference herein.

10am.
Commitment Letter between Winnebago Industries, Inc. and JPMorgan Chase Bank, N.A. previously filed with the Registrant's Current Report on Form 8-K dated October 5, 2016 (Commission File Number 001-06403) and incorporated by reference herein.

14.1
Winnebago Industries, Inc. Code of Ethics for CEO and Senior Financial Officers previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 30, 2003 (Commission File Number 001-06403) and incorporated by reference herein.

21.	List of Subsidiaries.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 18, 2016.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 18, 2016.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated October 18, 2016.

32.2	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated October 18, 2016.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Management contract or compensation plan or arrangement.
**Attached as Exhibit 101 to this report are the following financial statements from our Annual Report on Form 10-K for the year ended August 27, 2016 formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements Stockholders' Equity, (iv) the Consolidated Statement of Cash Flows, and (v) related notes to these financial statements. Such exhibits are deemed furnished and not filed pursuant to Rule 406T of Regulation S-T.

.

BOARD OF DIRECTORS
Michael J. Happe (45)
President, Chief Executive Officer
Winnebago Industries, Inc.

Christopher J. Braun (50) 1
Former Chief Executive Officer
Teton Buildings

Robert M. Chiusano (65)** 2
Chairman of the Board
Winnebago Industries, Inc.
Former Executive Vice President and Chief
     Operating Officer - Commercial Systems
Rockwell Collins, Inc.

Jerry N. Currie (71) 1,3
Former President and Chief Executive Officer
CURRIES Company

Lawrence A. Erickson (67) 2
Former Senior Vice President and Chief
     Financial Officer
Rockwell Collins, Inc.

William C. Fisher (62) 2*
Former Vice President and Chief Information
     Officer
Polaris Industries, Inc.

David W. Miles (59) 1
Chairman and Principal Owner
Miles Capital, Inc.

Martha T. Rodamaker (54) 2,3*
President and Chief Executive Officer
First Citizens National Bank

Mark T. Schroepfer (69) 1*
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
50 South Sixth Street
Minneapolis, Minnesota 55402-1844
(612) 397-4000

NYSE Annual CEO Certification and Sarbanes-Oxley Section 302 Certifications
We submitted the annual Chief Executive Officer Certification to the New York Stock Exchange (NYSE) as required under the corporate governance rules of the NYSE. We also filed as exhibits to our 2015 Annual Report on Form 10‑K, the Chief Executive Officer and Chief Financial Officer certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

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

OFFICERS
Michael J. Happe (45)
President, Chief Executive Officer

Ashis N. Bhattacharya (53)
Vice President, Stategic Planning and
   Development

S. Scott Degnan (51)
Vice President & General Manager-Towables
   Business

Scott C. Folkers (54)
Vice President, General Counsel and Secretary

Brian D. Hazelton (51)
Vice President & General Manager-
   Motorhome Business

Donald L. Heidemann (44)
Treasurer/Director of Finance

Sarah N. Nielsen (43)
Vice President, Chief Financial Officer

Christopher D. West (44)
Vice President, Operations

Bret A. Woodson (46)
Vice President, Administration

Number of Shareholders of Record
As of October 10, 2016, Winnebago Industries had 2,893 shareholders of record.

Dividends Paid
Quarterly cash dividends of $0.10 were paid in Fiscal 2016 and $.09 in Fiscal 2015.

Shareholder Account Assistance
Transfer Agent to contact for address changes, account certificates and stock holdings:

Wells Fargo Shareowner Services
P.O. Box 64854
St. Paul, MN 55164-0854 or
1110 Centre Pointe Curve, Suite 101
Mendota Heights, MN 55120
Telephone: (800) 468-9716 or (651) 450-4064
Inquiries:
www.shareowneronline.com

Annual Meeting
The Annual Meeting of Shareholders is scheduled to be held on Tuesday, December 13, 2016 at 4:00 p.m. (CST) in Winnebago Industries' South Office Complex Theater, 605 W. Crystal Lake Road, Forest City, Iowa.

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