Form 10-Q
period 2016-11-26
WINNEBAGO INDUSTRIES INC
filed 2016-12-29
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 26, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, par value $0.50 per share, outstanding December 28, 2016 was 31,582,687.

Winnebago Industries, Inc.

Glossary

The following terms and abbreviations appear in the text of this report and are defined as follows:

ABL
Credit Agreement dated as of November 8, 2016 among Winnebago Industries, Inc., Winnebago of Indiana, LLC, Grand Design RV, LLC, the Other Loan Parties thereto and JPMorgan Chase Bank, N.A. as Administrative Agent

AOCI	Accumulated Other Comprehensive Income (Loss)
Amended Credit Agreement
Credit Agreement dated as of May 28, 2014 by and between Winnebago Industries, Inc. and Winnebago of Indiana, LLC, as Borrowers, and Wells Fargo Capital Finance, as Agent; terminated on November 8, 2016

ASC	Accounting Standards Codification
ASP	Average Sales Price
ASU	Accounting Standards Update
Credit Facility	Collective reference to the ABL and Term Loan
EBITDA	Earnings Before Income Taxes, Depreciation and Amortization
EPS	Earnings Per Share
ERP	Enterprise Resource Planning
FASB	Financial Accounting Standards Board
FIFO	First In, First Out
GAAP	Generally Accepted Accounting Principles
Grand Design	Grand Design RV, LLC
IRS	Internal Revenue Service
IT	Information Technology
LIFO	Last In, First Out
LIBOR	London Interbank Offered Rate
Motorized	Business segment including motorhomes and other related manufactured products
NMF	Non-Meaningful Figure
NYFRB	New York Federal Reserve Bank
NYSE	New York Stock Exchange
OCI	Other Comprehensive Income
RV	Recreation Vehicle
RVIA	Recreation Vehicle Industry Association
SPA	Securities Purchase Agreement dated October 2, 2016
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
Stat Surveys	Statistical Surveys, Inc.
Term Loan	Loan Agreement dated as of November 8, 2016 among Winnebago Industries, Inc., Octavius Corporation, the other loan parties thereto and JPMorgan Chase Bank, N.A. as Administrative Agent
Towable	Business segment including products which are not motorized and are towable by another vehicle
US	United States of America
XBRL	eXtensible Business Reporting Language

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Winnebago Industries, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended
(In thousands, except per share data)	November 26, 2016	November 28, 2015
Net revenues	$245,308	$214,223
Cost of goods sold	216,433	188,974
Gross profit	28,875	25,249
Operating expenses:
Selling	5,870	5,015
General and administrative	9,906	8,820
Postretirement health care benefit income	(12,813)	(1,345)
Transaction costs	5,462	—
Amortization of intangible assets	2,051	—
Total operating expenses	10,476	12,490
Operating income	18,399	12,759
Interest expense	1,128	—
Non-operating income	(87)	(135)
Income before income taxes	17,358	12,894
Provision for income taxes	5,620	4,336
Net income	$11,738	$8,558

Income per common share:
Basic	$0.42	$0.32
Diluted	$0.42	$0.32

Weighted average common shares outstanding:
Basic	27,836	26,976
Diluted	27,969	27,067

Dividends paid per common share	$0.10	$0.10

Net income	$11,738	$8,558
Other comprehensive (loss) income:
Amortization of prior service credit (net of tax of $7,914 and $653)	(12,858)	(1,060)
Amortization of net actuarial loss (net of tax of $3,036 and $142)	4,932	231
Plan amendment (net of tax of $2,402 and $10,895)	3,903	17,701
Total other comprehensive (loss) income	(4,023)	16,872
Comprehensive income	$7,715	$25,430

See notes to condensed consolidated financial statements.

Winnebago Industries, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except per share data)	November 26, 2016	August 27, 2016
Assets
Current assets:
Cash and cash equivalents	$25,584	$85,583
Receivables, less allowance for doubtful accounts ($238 and $278)	81,762	66,184
Inventories	155,446	122,522
Prepaid expenses and other assets	10,561	6,300
Total current assets	273,353	280,589
Property, plant and equipment, net	66,703	55,931
Other assets:
Goodwill	251,210	1,228
Other intangible assets, net	251,049	—
Investment in life insurance	26,653	26,492
Deferred income taxes	7,706	18,753
Other assets	6,021	7,725
Total assets	$882,695	$390,718

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$50,971	$44,134
Current maturities of long-term debt	7,578	—
Income taxes payable	3,541	19
Accrued expenses:
Accrued compensation	20,452	19,699
Product warranties	24,551	12,412
Self-insurance	6,037	5,812
Accrued loss on repurchases	1,340	881
Promotional	8,078	4,756
Other	5,919	5,236
Total current liabilities	128,467	92,949
Non-current liabilities:
Long-term debt, less current maturities	334,742	—
Unrecognized tax benefits	2,066	2,461
Deferred compensation and postretirement health care benefits, net of current portion	19,961	26,949
Total non-current liabilities	356,769	29,410
Shareholders' equity:
Capital stock common, par value $0.50; authorized 60,000 shares, issued 51,776 shares	25,888	25,888
Additional paid-in capital	78,941	32,717
Retained earnings	629,099	620,546
Accumulated other comprehensive income	6,952	10,975
Treasury stock, at cost (20,230 and 24,875 shares)	(343,421)	(421,767)
Total shareholders' equity	397,459	268,359
Total liabilities and shareholders' equity	$882,695	$390,718

See notes to condensed consolidated financial statements.

Winnebago Industries, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(In thousands)	November 26, 2016	November 28, 2015
Operating activities:
Net income	$11,738	$8,558
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1,580	1,370
Amortization of intangible assets	2,051	—
Amortization of debt issuance costs	78	—
LIFO expense (income)	299	(90)
Stock-based compensation	821	623
Deferred income taxes	(1,613)	382
Postretirement benefit income and deferred compensation expense	(12,471)	(777)
Other	(271)	(295)
Change in assets and liabilities:
Inventories	(17,923)	(24,109)
Receivables, prepaid and other assets	16,080	7,366
Income taxes and unrecognized tax benefits	8,200	1,254
Accounts payable and accrued expenses	(7,977)	(1,375)
Postretirement and deferred compensation benefits	(742)	(970)
Net cash used in operating activities	(150)	(8,063)

Investing activities:
Purchases of property, plant and equipment	(3,562)	(3,109)
Proceeds from the sale of property	—	5
Acquisition of business, net of cash acquired	(394,835)	—
Proceeds from life insurance	—	295
Other	901	(220)
Net cash used in investing activities	(397,496)	(3,029)

Financing activities:
Payments for repurchases of common stock	(1,318)	(705)
Payments of cash dividends	(3,185)	(2,730)
Payments of debt issuance costs	(10,758)	—
Borrowings on credit facility	353,000	—
Other	(92)	9
Net cash provided by (used in) financing activities	337,647	(3,426)

Net decrease in cash and cash equivalents	(59,999)	(14,518)
Cash and cash equivalents at beginning of period	85,583	70,239
Cash and cash equivalents at end of period	$25,584	$55,721

Supplement cash flow disclosure:
Income taxes paid, net	$121	$2,675
Non-cash transactions:
Issuance of Winnebago common stock for acquisition of business	$124,066	$—
Capital expenditures in accounts payable	$695	$826
See notes to condensed consolidated financial statements.

Winnebago Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1: Basis of Presentation
The "Company," "we," "our" and "us" are used interchangeably to refer to Winnebago Industries, Inc. and its wholly-owned subsidiaries, as appropriate in the context.

We were incorporated under the laws of the state of Iowa on February 12, 1958 and adopted our present name on February 28, 1961. Our executive offices are located at 605 West Crystal Lake Road in Forest City, Iowa. Our telephone number is (641) 585-3535; our website is www.winnebagoind.com. Our common stock trades on the NYSE under the symbol “WGO.”

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly our consolidated financial position as of November 26, 2016 and the consolidated results of income and comprehensive income and consolidated cash flows for the first three months of Fiscal 2017 and 2016. The consolidated statement of income and comprehensive income for the first three months of Fiscal 2017 is not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the fiscal year ended August 27, 2016.

Fiscal Period
We follow a 52-/53-week fiscal year, ending the last Saturday in August. Both Fiscal 2017 and Fiscal 2016 are 52-week years.

Goodwill and Indefinite-Lived Intangible Assets
Goodwill resulted primarily from the Grand Design business combination and represents the excess of the purchase price over the fair value of tangible assets and identifiable intangible assets and liabilities assumed. Annually in the fourth quarter, or if conditions indicate an interim review is necessary, we assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount and if it is necessary to perform the quantitative two-step goodwill impairment test. If we perform the quantitative test, we compare the carrying value of the reporting unit to an estimate of the reporting unit’s fair value to identify potential impairment. The estimate of the reporting unit’s fair value is determined by weighting a discounted cash flow model and a market-related model using current industry information that involve significant unobservable inputs (Level 3 inputs). In determining the estimated future cash flow, we consider and apply certain estimates and judgments, including current and projected future levels of income based on management’s plans, business trends, prospects and market and economic conditions and market-participant considerations. If the estimated fair value of the reporting unit is less than the carrying value, a second step is performed to determine the amount of the potential goodwill impairment. If impaired, goodwill is written down to its estimated implied fair value.

As of November 26, 2016, we had an indefinite-lived intangible asset for trade name of $148.0 million, from the Grand Design acquisition. Annually in the fourth quarter, or if conditions indicate an interim review is necessary, we assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If we perform a quantitative test, projections regarding estimated discounted future cash flows and other factors are made to determine if impairment has occurred. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. If we conclude that there has been impairment, we will write down the carrying value of the asset to its fair value.

Other Intangible and Long-Lived Assets
Long-lived assets, which include property, plant and equipment, and definite-lived intangible assets, primarily the dealer network, are assessed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. The impairment testing involves comparing the carrying amount of the asset to the forecasted undiscounted future cash flows generated by that asset. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. In the event the carrying amount of the asset exceeds the undiscounted future cash flows generated by that asset and the carrying amount is not considered recoverable, an impairment exists. An impairment loss is measured as the excess of the asset’s carrying amount over its fair value and is recognized in the statement of income in the period that the impairment occurs. The dealer network is amortized over its estimated useful life of 12 years. The reasonableness of the useful lives of this asset and other long-lived assets is regularly evaluated.

There was no impairment loss for the period ended November 26, 2016 for goodwill, indefinite-lived intangible, or long-lived assets.

Debt Issuance Costs
We incurred $0.8 million of costs related to our revolving credit agreement that are being amortized on a straight-line basis over the five year term of the agreement. We incurred $10.0 million of costs related to the Term Loan that are being amortized on a straight-line basis (which is not materially different from an effective interest method) over the seven year term of the agreement. If early principal payments are made on the Term Loan, a proportional portion of the unamortized issuance costs will be expensed.

New Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which specifies how and when to recognize revenue as well as providing informative, relevant disclosures. In August 2015, the FASB deferred the effective date of this standard by one year, which would become effective retrospectively or on a modified retrospective basis for fiscal years beginning after December 15, 2017 (our Fiscal 2019). We are currently evaluating the impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Topic 835), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. We adopted the standard during the first quarter of FY 2017 and, accordingly have presented unamortized debt issuance costs of $1.4 million as a direct reduction of Current maturities of long-term debt and $9.3 million as a direct reduction of Long-term debt, less current maturities on the Consolidated Balance Sheet as of November 26, 2016.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), which requires inventory measured using any method other than last-in, first-out (“LIFO”) or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market. Under this ASU, subsequent measurement of inventory using the LIFO and retail inventory method is unchanged. ASU 2015-11 will become effective prospectively for fiscal years beginning after December 15, 2016 (our Fiscal 2018). We are currently evaluating the impact of this ASU on our consolidated financial statements and do not expect adoption to have a material impact.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805), to simplify the accounting for measurement-period adjustments in a business combination. Under the new standard, an acquirer must recognize adjustments to provisional amounts in a business combination in the reporting period in which the adjustment amounts are determined, rather than retrospectively adjusting the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill as under current guidance. ASU 2015-16 is effective prospectively for fiscal years, and the interim periods within those years, beginning after December 15, 2015 (our Fiscal 2017). We adopted this standard on August 28, 2016 and there was no impact from this standard for the three months ended November 26, 2016.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The new standard is effective retrospectively or on a modified retrospective basis for fiscal years beginning after December 15, 2018 (our Fiscal 2020), including interim periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for the related income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016 (our Fiscal 2018), including interim periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements and do not expect adoption to have a material impact.

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

Note 2: Business Combination, Goodwill and Other Intangible Assets

We acquired 100% of the ownership interests of Grand Design on November 8, 2016 in accordance with the Securities Purchase Agreement for an aggregate purchase price of $520.6 million, which was paid in cash and Winnebago shares as follows:

(In thousands, except shares)	November 8, 2016
Cash	$396,583
Winnebago shares: 4,586,555 at $27.05 per share	124,066
Total	$520,649

The cash portion was funded from cash on hand and borrowings under our ABL and Term Loan agreements. The stock was valued using our share price on the date of closing.
The acquisition has been accounted for in accordance with ASC Topic 805, Business Combinations, using the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price was allocated to the net tangible and intangible assets of Grand Design acquired, based on their fair values at the date of the acquisition. The estimated fair values are preliminary and based on the information that was available as of the date of the acquisition. We believe that the information provides a reasonable basis for estimating the fair values, but we are waiting for additional information necessary to finalize these amounts, particularly with respect to the estimated fair value of intangible assets, finalization of net working capital as defined in the SPA and income taxes. Thus, the preliminary measurements of fair value reflected are subject to changes and such changes could be significant. We expect to finalize the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the acquisition date. The preliminary allocation of the purchase price to assets acquired and liabilities assumed is as follows:

(in thousands)	November 8, 2016
Cash	$1,748
Accounts receivable	32,834
Inventories	15,300
Prepaid expenses and other assets	2,161
Property, plant and equipment	8,998
Goodwill	249,981
Other intangible assets	253,100
Total assets acquired	564,122

Accounts payable	11,151
Accrued compensation	3,615
Product warranties	12,904
Promotional	3,976
Other	1,569
Deferred tax liabilities	10,258
Total liabilities assumed	43,473

Total purchase price	$520,649
The acquisition of 100% of the ownership interests of Grand Design occurred in two steps: (1) direct purchase of 89.34% of Grand Design member interests and (2) simultaneous acquisition of the remaining 10.66% of Grand Design member interests via the purchase of 100% of the shares of SP GE VIII-B GD RV Blocker Corp. (Blocker Corp) which held the remaining 10.66% of the Grand Design member interests.   We agreed to acquire Blocker Corp as part of the Securities Purchase Agreement and we will not receive a step-up in basis for 10.66% of the Grand Design assets.  As a result, we established a deferred tax liability of $10.3 million on the opening balance sheet that primarily related to intangibles that will not be amortizable for tax purposes.

The goodwill recognized is primarily attributable to the value of the workforce, reputation of founders, customer and dealer growth opportunities and expected synergies. Key areas of cost synergies include increased purchasing power for raw materials, and supply chain consolidation. Goodwill is expected to be mostly deductible for tax purposes. The goodwill resulting from the acquisition of Grand Design increased total goodwill to $251.2 million within the Towable segment as of November 26, 2016 from $1.2 million as of August 27, 2016.

The allocation of the purchase price to the net assets acquired and liabilities assumed resulted in the recognition of intangible assets with fair value on closing date of November 8, 2016 and amortization accumulated from closing date through November 26, 2016 as follows:

(in thousands)	Weighted Average Life- Years	Fair Value Amount	Accumulated Amortization
Trade name	Indefinite	$148,000	$—
Dealer network	12.0	80,500	331
Backlog	0.5	18,000	1,639
Non-compete agreements	4.0	4,600	69
Leasehold interest-favorable	8.1	2,000	12
Total		253,100	$2,051
Accumulated amortization		(2,051)
Net book value of intangible assets		$251,049

The fair value of the trade name and dealer network were estimated using an income approach.  Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. The fair value of the trade name was estimated using an income approach, specifically known as the relief from royalty method. The relief from royalty method is based on the hypothetical royalty stream that would be received if we were to license the trade name and was based on expected revenues. The fair value of the dealer network was estimated using an income approach, specifically the cost to recreate/cost savings method. This method uses the replacement of the asset as an indicator of the fair value of the asset. The useful life of the intangible assets was determined considering the period of expected cash flows used to measure the fair value of the intangible assets adjusted as appropriate for the entity-specific factors including legal, regulatory, contractual, competitive, economic or other factors that may limit the useful life of intangible assets.
For the three months ended November 26, 2016 and November 28, 2015, amortization of intangible assets charged to operations was $2.1 million and $0, respectively. The weighted average remaining amortization period for intangible assets as of November 26, 2016 was approximately 9.8 years. Remaining estimated aggregate annual amortization expense by fiscal year is as follows:

(in thousands)	Amount
Remainder of 2017	$22,610
2018	7,854
2019	7,733
2020	7,733
2021	7,733
2022	7,106
Thereafter	42,280
Within the Towable segment, the results of Grand Design's operations have been included in our consolidated financial statements from the close of the acquisition. The following table provides net revenues and operating income (which includes amortization expense) from the Grand Design business included in our consolidated results during the three months ended November 26, 2016 following the November 8, 2016 closing date:

Three Months Ended
(in thousands)	November 26, 2016
Net revenues	$25,836
Operating income	760

Unaudited pro forma information has been prepared as if the acquisition had taken place on August 30, 2015. The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transaction actually taken place on August 30, 2015, and the unaudited pro forma information does not purport to be indicative of future financial operating results. The unaudited pro forma condensed consolidated financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquisitions. Unaudited pro forma information for the three months ended November 26, 2016 and November 28, 2015 is as follows:

	Three Months Ended
(In thousands, except per share data)	November 26, 2016	November 28, 2015
Net revenues	$340,975	$300,383
Net income	20,269	1,197
Income per share - basic	0.64	0.04
Income per share - diluted	0.64	0.04

The unaudited pro forma data above includes the following significant non-recurring adjustments made to account for certain costs which would have changed if the acquisition of Grand Design had been completed on August 30, 2015:

	Three Months Ended
(In thousands)	November 26, 2016	November 28, 2015
Amortization of intangibles (1 year or less useful life)	$(1,941)	$8,708
Increase in amortization of intangibles	1,551	1,933
Expenses related to business combination (transaction costs) (1)	(5,519)	5,840
Interest to reflect new debt structure	3,672	4,958
Taxes related to the adjustments to the pro forma data and to the income of Grand Design	5,011	(4,323)
(1) Pro forma transaction costs include $0.1 million incurred by Grand Design prior to acquisition.

We incurred approximately $5.8 million of acquisition-related costs, of which $5.5 million were expensed during the three months ended November 26, 2016 and $0.3 million were expensed in the three months ended August 27, 2016.

Note 3: Business Segments

We report segment information based on the "management" approach defined in ASC 280, Segment Reporting. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable operating segments.

In the first quarter of Fiscal 2017, we revised our reporting segments. Previously we had one reporting segment which included all recreational vehicle products and services. With the acquisition of Grand Design in the first quarter, we expanded the number of reporting segments to two: (1) Motorized products and services and (2) Towable products and services. The Towable segment includes all products which are not motorized and are generally towed by another vehicle. The Motorized segment includes all products that include a motorized chassis as well as other related manufactured products. Prior year segment information has been restated to conform to the current reporting segment presentation.

We manage our business on a product basis. Each reportable segment is managed separately to better align to our customers, distribution partners and the unique market dynamics of the product groups. We have aggregated two operating segments into the Towable reporting segment based upon their similar products, customers, distribution methods, production processes and economic characteristics. The accounting policies of both reportable segments are the same and described in Note 1, "Summary of Significant Accounting Policies" in our annual report on Form 10-K for the year ended August 27, 2016.

We evaluate the performance of our reportable segments based on Adjusted EBITDA. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization and other adjustments made in order to present comparable results from period to period. These types of adjustments are also specified in the definition of certain measures required under the terms of our credit facility. Examples of items excluded from Adjusted EBITDA include the postretirement health care benefit results from terminating the plan and the transaction costs related to our acquisition of Grand Design.

The following table shows information by reporting segment for the first quarter of Fiscal 2017 and Fiscal 2016:

	Three Months Ended
(In thousands)	November 26, 2016	November 28, 2015
Net revenues
Motorized	$195,125	$197,340
Towable	50,183	16,883
Consolidated	$245,308	$214,223

Adjusted EBITDA
Motorized	$10,015	$11,724
Towable	4,664	1,060
Consolidated	$14,679	$12,784

Capital Expenditures
Motorized	$3,146	$2,872
Towable	416	237
Consolidated	$3,562	$3,109

Total Assets
Motorized	$307,125	$329,081
Towable	575,570	25,251
Consolidated	$882,695	$354,332

Reconciliation of net income to consolidated Adjusted EBITDA:

	Three Months Ended
(In thousands)	November 26, 2016	November 28, 2015
Net income	$11,738	$8,558
Interest expense	1,128	—
Provision for income taxes	5,620	4,336
Depreciation	1,580	1,370
Amortization of intangible assets	2,051	—
EBITDA	22,117	14,264
Postretirement health care benefit income	(12,813)	(1,345)
Transaction costs	5,462	—
Non-operating income	(87)	(135)
Adjusted EBITDA	$14,679	$12,784

Note 4: Concentration Risk

One of our dealer organizations accounted for 14.2% of our consolidated net revenues for both the first three months of Fiscal 2017 and Fiscal 2016. A second dealer organization accounted for 13.7% and 20.9% of our consolidated net revenues for the first three months of Fiscal 2017 and Fiscal 2016, respectively. This second dealer declined on a relative basis due to the growth of other dealers and due to the addition of Grand Design revenue in the first quarter of Fiscal 2017. The loss of either or both of these dealer organizations could have a significant adverse effect on our business. In addition, deterioration in the liquidity or creditworthiness of these dealers could negatively impact our sales and could trigger repurchase obligations under our repurchase agreements.

Note 5: Investments and Fair Value Measurements
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

The following tables set forth by level within the fair value hierarchy our financial assets that were accounted for at fair value on a recurring basis at November 26, 2016 and August 27, 2016 according to the valuation techniques we used to determine their fair values:

		Fair Value Measurements Using Inputs Considered As
(In thousands)	Fair Value at November 26, 2016	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs
Cash equivalents (1)	$—	$—	$—	$—
Assets that fund deferred compensation:
Domestic equity funds	3,482	3,395	87	—
International equity funds	243	203	40	—
Fixed income funds	272	201	71	—
Total assets at fair value	$3,997	$3,799	$198	$—

		Fair Value Measurements Using Inputs Considered As
(In thousands)	Fair Value at August 27, 2016	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs
Cash equivalents (1)	$77,234	$77,234	$—	$—
Assets that fund deferred compensation:
Domestic equity funds	3,587	3,515	72	—
International equity funds	258	225	33	—
Fixed income funds	265	206	59	—
Total assets at fair value	$81,344	$81,180	$164	$—

(1)	Cash equivalent balances valued using Level 1 inputs include only those accounts that may fluctuate in value. Cash in disbursing accounts and on-demand accounts are not included above.

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

Assets that Fund Deferred Compensation
Our assets that fund deferred compensation are marketable equity securities measured at fair value using quoted market prices and primarily consist of equity-based mutual funds. The majority of securities are classified as Level 1 as they are traded in an active market for which closing stock prices are readily available. These securities fund the Executive Share Option Plan and the Executive deferred compensation plan (see Note 10). The proportion of the assets that will fund options which expire within a year are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. The remaining assets are classified as noncurrent and are included in other assets.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Our non-financial assets, which include goodwill, intangible assets, and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, we must evaluate the non-financial asset for impairment. If an impairment did occur, the asset is required to be recorded at the estimated fair value. During the first three months of Fiscal 2017, no impairments were recorded for non-financial assets.

The carrying value of our debt as of November 26, 2016 approximates fair value as interest is at variable market rates.

Note 6: Inventories
Inventories consist of the following:

(In thousands)	November 26, 2016	August 27, 2016
Finished goods	$41,175	$19,129
Work-in-process	76,569	76,350
Raw materials	71,698	60,740
Total	189,442	156,219
LIFO reserve	(33,996)	(33,697)
Total inventories	$155,446	$122,522
The above value of inventories, before reduction for the LIFO reserve, approximates replacement cost at the respective dates. Of the $189.4 million and $156.2 million inventory at November 26, 2016 and August 27, 2016, respectively, $165.6 million and $149.4 million is valued on a LIFO basis; the remaining inventories of $23.8 million and $6.8 million at November 26, 2016 and August 27, 2016, respectively, are valued on a FIFO basis.

Note 7: Property, Plant and Equipment
Property, plant and equipment is stated at cost, net of accumulated depreciation and consists of the following:

(In thousands)	November 26, 2016	August 27, 2016
Land	$4,047	$3,864
Buildings and building improvements	69,329	62,073
Machinery and equipment	98,285	95,087
Software	17,396	15,878
Transportation	9,153	8,956
Total property, plant and equipment, gross	198,210	185,858
Less accumulated depreciation	(131,507)	(129,927)
Total property, plant and equipment, net	$66,703	$55,931

On November 8, 2016, with the acquisition of Grand Design, we acquired $9.0 million of property, plant and equipment.

Note 8: Warranty

We provide service and warranty policies on our products. From time to time, we also voluntarily incur costs for certain warranty-type expenses occurring after the normal warranty period to help protect the reputation of our products and the goodwill of our customers. Warranty expense is affected by dealership labor rates, the cost of parts and the frequency of claims.  Estimated costs related to product warranty are accrued at the time of sale and are based upon historical warranty and service claims experience. Adjustments are made to accruals as claim data and cost experience becomes available.

Changes in our product warranty liability are as follows:

	Three Months Ended
(In thousands)	November 26, 2016	November 28, 2015
Balance at beginning of period	$12,412	$11,254
Provision	3,898	3,594
Claims paid	(4,663)	(3,263)
Acquisition of Grand Design	12,904	—
Balance at end of period	$24,551	$11,585

Note 9: Long-Term Debt

The components of long-term debt are as follows:

(In thousands)	November 26, 2016	August 27, 2016
ABL	$53,000	$—
Term Loan	300,000	—
	353,000	—
Less: debt issuance cost, net	(10,680)	—
	342,320	—
Less: current maturities	(7,578)	—
Long-term debt, less current maturities	$334,742	$—

On November 8, 2016, we entered into the ABL and Term Loan agreements with JPMorgan Chase. The Credit Facility replaced the prior Amended Credit Agreement which was terminated that same day. Under the terms of the Credit Facility, we have a $125.0 million ABL credit facility and a $300.0 million Term Loan.
Under the ABL agreement, we have a five year credit facility available on a revolving basis, subject to availability under a borrowing base consisting of 85% of eligible accounts receivable and generally 75% of eligible inventory. The line is available for issuance of letters of credit to a specified limit of $10.0 million.
Under the ABL agreement, to determine interest due, we can elect to base the rate on the alternate base rate (prime rate, NYFRB rate or adjusted LIBOR for one-month period) plus 0.5% to 1.0%, depending on the amount of borrowings outstanding, or an adjusted LIBOR rate for a period of one, two, three or six months as selected by us plus 1.50% to 2.0%, depending on the amount of borrowings outstanding. The interest rate we paid as of November 26, 2016 was 2.4%. We also pay a commitment fee equal to 0.375% if the average utilized portion is less than or equal to 50%, or 0.25% if the utilized portion is greater than 50%.
Under the Term Loan agreement, we have a seven year credit facility repayable in quarterly installments in an aggregate amount equal to 1.0% of the original amount of the Term Loan on March 31, June 30 and September 30, 2017; 1.25% each calendar quarter end thereafter; with the balance payable at the end of seven years on November 8, 2023. There are mandatory prepayments for proceeds of new debt, sale of significant assets or subsidiaries and annually for 50% of excess cash flow beginning with Fiscal 2017 (the 50% is subject to step-downs to 25% and 0% if the total net leverage ratio, as defined in the Term Loan agreement, is less than 2.5 to 1.00 and 2.0 to 1.00, respectively, as of the last day of the period). Incremental term loans of up to $125.0 million are available if certain financial ratios and other conditions are met.
Under the Term Loan agreement, to determine interest due, we can elect to base the rate on the alternate base rate (prime rate, NYFRB rate or adjusted LIBOR for one-month period with a floor of 2%) plus 3.50% or an adjusted LIBOR rate for the interest period selected plus 4.50%. The interest rate as of November 26, 2016 was 5.5%.
Under the Credit Facility, we are required to enter into a hedging arrangement to effectively fix the LIBOR component of interest cost at the prevailing swap rate with a notional amount of at least 50% of the projected outstanding principal amount of the Term Loan. The hedging arrangement needs to be maintained until the later of 3 years from closing date or the date the leverage ratio is less than 2.0 to 1.0. In accordance with this requirement, we plan to enter into interest swap contracts in January 2017.
The Term Loan includes financial covenants requiring that the fixed charge coverage ratio at the end of any four fiscal quarters be not less than 1.0 to 1.0, defined as consolidated EBITDA (as defined) less capital expenditures (as defined), over fixed charges, generally defined as cash interest, cash income taxes, principal payments on loans, and dividends, and that the senior secured net leverage ratio at the end of each fiscal quarter be not greater than 3.5 to 1.0 prior to the fiscal quarter ending November 24, 2018 and 3.25 to 1.0 for each quarter thereafter, defined generally as the ratio of total secured indebtedness minus cash and permitted investments, to consolidated EBITDA (as defined).
The ABL generally contain similar covenants, and include restrictions on indebtedness, liens, mergers, consolidations, investments, guarantees, acquisitions, sales of assets, and transactions with affiliates. Dividends, redemptions and other payments on equity are generally limited to $20.0 million in any fiscal year; higher amounts may be paid if the total net leverage ratio does not exceed 3.0 to 1.0. Customary events of default (with customary grace periods, notice and cure periods and thresholds) include payment default, breach of representation in any material respect, breach of covenants, default to material indebtedness, bankruptcy, ERISA violations, material judgments, change in control and termination of invalidity of guaranty or security documents. As of November 26, 2016, we are in compliance with the financial covenants of the Credit Facility agreements.
The ABL and Term Loan are guaranteed by Winnebago Industries, Inc. and all material direct and indirect domestic subsidiaries, and are secured by a security interest in all property of ours, except minor excluded assets.

As of November 26, 2016, $10.8 million of debt issuance costs, net of amortization of $0.1 million, were recorded as a direct deduction from long-term debt, $1.4 million from the current portion and $9.3 million from the long-term portion. Unamortized debt issuance costs of $0.1 million related to the prior Amended Credit Agreement were expensed in the three months ended November 26, 2016.
Aggregate contractual maturities of debt in future fiscal years, are as follows:

(In thousands)		Amount
Year:	2017	$6,000
	2018	14,250
	2019	15,000
	2020	15,000
	2021	15,000
	2022	68,000
	2023	15,000
	2024	204,750
	Total debt	$353,000

Note 10: Employee and Retiree Benefits
Postretirement health care and deferred compensation benefits are as follows:

(In thousands)	November 26, 2016	August 27, 2016
Postretirement health care benefit cost	$32	$6,346
Non-qualified deferred compensation	17,616	18,003
Executive share option plan liability	3,181	3,341
SERP benefit liability	2,701	2,681
Executive deferred compensation	467	389
Officer stock-based compensation	657	763
Total deferred compensation and postretirement health care benefits	24,654	31,523
Less current portion	(4,693)	(4,574)
Long-term deferred compensation and postretirement health care benefits	$19,961	$26,949

Postretirement Health Care Benefits
Historically, we provided certain health care and other benefits for retired employees hired before April 1, 2001, who had fulfilled eligibility requirements at age 55 with 15 years of continuous service. We used a September 1 measurement date for this plan and our postretirement health care plan was not funded.

In Fiscal 2005, through a plan amendment, we established dollar caps on the amount that we paid for postretirement health care benefits per retiree on an annual basis so that we were not exposed to continued medical inflation. Retirees were required to pay a monthly premium in excess of the employer dollar caps for medical coverage based on years of service and age at retirement. Each year from 2012 to 2015, the employer established dollar caps were reduced by 10% through plan amendments. On January 1, 2016, postretirement health care benefits were discontinued for retirees age 65 and over.  The plan amendment also included a 10% reduction in employer paid premiums for retirees under age 65. On October 26, 2016, we announced the termination of the remaining postretirement health care benefits to all participants. Beginning January 1, 2017, postretirement health care benefits will be discontinued for retirees under age 65. As a result of these amendments, our liability for postretirement health care was reduced as presented in the following table.

Date	Event	Dollar Cap Reduction	Liability Reduction (In thousands)	Amortization Period(1)
Fiscal 2005	Established employer dollar caps		$40,414	11.5	years
January 2012	Reduced employer dollar caps	10%	4,598	7.8	years
January 2013	Reduced employer dollar caps	10%	4,289	7.5	years
January 2014	Reduced employer dollar caps	10%	3,580	7.3	years
January 2015	Reduced employer dollar caps	10%	3,960	7.1	years
January 2016	Reduced employer dollar caps for retirees under age 65; discontinued retiree benefits for retirees age 65 and over	10%	28,596	6.9	years
January 2017 (2)	Terminated plan		6,338	0.2	years
(1) Plan amendments are amortized on a straight-line basis over the expected remaining service period of active plan participants.
(2) In accordance with ASC 715, the effects of the plan amendment are accounted for at the date the amendment is adopted and the date the amendment has been communicated to plan participants. The effective date for this plan amendment was October 26, 2016.

Net periodic postretirement benefit income consisted of the following components:

	Three Months Ended
(In thousands)	November 26, 2016	November 28, 2015
Interest cost	$29	$153
Service cost	16	41
Amortization of prior service benefit	(20,772)	(1,713)
Amortization of net actuarial loss	7,959	368
Net periodic postretirement benefit income	$(12,768)	$(1,151)

Payments for postretirement health care	$53	$228

Note 11: Shareholders' Equity
Stock-Based Compensation
We have a 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan (as amended, the "Plan") in place as approved by shareholders, which allows us to grant or issue non-qualified stock options, incentive stock options, share awards and other equity compensation to key employees and to non-employee directors.
On October 11, 2016 and October 13, 2015 the Human Resources Committee of the Board of Directors granted an aggregate of 97,600 and 204,200 shares, respectively, of restricted common stock to our key employees and non-employee directors under the Plan. The value of the restricted stock award is determined using the intrinsic value method which, in this case, is based on the number of shares granted and the closing price of our common stock on the date of grant.
Stock-based compensation expense was $0.8 million and $0.6 million during the first quarters of Fiscal 2017 and 2016, respectively. Compensation expense is recognized over the requisite service period of the award.
Dividends
On October 12, 2016, the Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock, which was paid on November 23, 2016 to shareholders of record at the close of business on November 9, 2016.

On December 14, 2016, the Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock, payable on January 25, 2017 to shareholders of record at the close of business on January 11, 2017.

Pending Share Registration
As a result of the acquisition of Grand Design, Winnebago has agreed to register the 4,586,555 shares of common stock issued to the Summit Sellers and the RDB Sellers pursuant to the terms of a registration rights agreement. Under the registration rights agreement, Winnebago has agreed to file a shelf registration statement on the second business day following the filing of an amendment to Winnebago’s Current Report on Form 8-K reporting the completion of the acquisition of Grand Design containing the financial statements and pro forma financial information concerning the acquisition. Winnebago has agreed to keep the registration statement effective for up to three years. We intend to register these shares on Form S-3 in January of 2017.

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
Our repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 18 months, provide that our liability will be the lesser of remaining principal owed by the dealer to the lending institution, or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our total contingent liability on all repurchase agreements was approximately $553.1 million and $409.3 million at November 26, 2016 and August 27, 2016, respectively, with the increase attributed primarily to Grand Design.
In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of recreation vehicles to repurchase current inventory if a dealership exits the business. Incremental repurchase exposure beyond existing repurchase agreements, related to dealer inventory in states that we have had historical experience of repurchasing inventory, totaled $9.0 million and $7.9 million at November 26, 2016 and August 27, 2016, respectively, with the increase attributed primarily to Grand Design.
Our risk of loss related to our repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders although two dealer organizations account for approximately 28% of our revenues in the three months ended November 26, 2016. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on the repurchase exposure as previously described, we established an associated loss reserve. Our accrued losses on repurchases were $1.3 million as of November 26, 2016 and $0.9 million as of August 27, 2016. Repurchase risk is affected by the credit worthiness of our dealer network and we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to establish the loss reserve for repurchase commitments.
A summary of repurchase activity is as follows:

	Three Months Ended
(In thousands)	November 26, 2016	November 28, 2015
Inventory repurchased	$—	$—
Cash collected on resold inventory	$—	$36
Gain realized on resold inventory	$—	$(1)

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
Lease Commitments
As part of our acquisition of Grand Design, we acquired leases to two properties which hold Grand Design’s current principal facilities, and facilities under construction for expansion. The lessor under these leases is an Indiana limited liability company, Three Oaks, LLC, owned by three of Grand Design's selling shareholders. One of the selling shareholders, Mr. Don Clark, has assumed the position of Vice President for Winnebago and is the President of Grand Design. Upon joining our company, Mr. Clark has agreed that as long as he is an employee of Grand Design he has relinquished his voting rights in Three Oaks, LLC while retaining all other economic rights in Three Oaks, LLC. Future commitments under these related party leases are as follows:

(In thousands)		Amount
Year Ended:	2017	$1,450
	2018	2,181
	2019	2,084
	2020	2,084
	2021	2,084
	Thereafter	6,994
	Total	$16,877
No other significant changes have been made to lease commitments disclosed in our Form 10-K for the year ended August 27, 2016.

Note 13: Income Taxes
We account for income taxes under ASC 740, Income Taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns.

We file tax returns in the US federal jurisdiction, as well as various international and state jurisdictions. Although certain years are no longer subject to examination by the IRS and various state taxing authorities, net operating loss carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities if they have been or will be used in a future period. As of November 26, 2016, our federal returns from Fiscal 2012 to present continue to be subject to review by the IRS. Our Fiscal 2014 Federal Return continues to remain under review by the IRS. With few exceptions, the state returns from Fiscal 2009 to present continue to be subject to review by the state taxing jurisdictions. A number of years may elapse before an uncertain tax position is audited and finally resolved, and it is often very difficult to predict the outcome of such audits.

As of November 26, 2016, our unrecognized tax benefits were $2.1 million including accrued interest and penalties of $0.6 million. If we were to prevail on all unrecognized tax benefits recorded, $1.6 million of the $2.1 million would benefit the overall effective tax rate. It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits as tax expense. We do not believe that there will be a significant change in the total amount of unrecognized tax benefits within the next twelve months.

Note 14: Earnings Per Share
The following table reflects the calculation of basic and diluted net income per share:

	Three Months Ended
(In thousands, except per share data)	November 26, 2016	November 28, 2015
Income per share - basic
Net income	$11,738	$8,558
Weighted average shares outstanding	27,836	26,976
Net income per share - basic	$0.42	$0.32

Income per share - assuming dilution
Net income	$11,738	$8,558
Weighted average shares outstanding	27,836	26,976
Dilutive impact of awards and options outstanding	133	91
Weighted average shares and potential dilutive shares outstanding	27,969	27,067
Net income per share - assuming dilution	$0.42	$0.32

The computation of weighted average shares and potential dilutive shares outstanding excludes the effects of options to purchase 44,000 and 24,000 shares of common stock for the first quarter of Fiscal 2017 and Fiscal 2016, respectively. These amounts were not included in the computation of diluted income per share because they are considered anti-dilutive under the treasury stock method per ASC 260, Earnings Per Share.

Note 15: Comprehensive Income (Loss)

Changes in defined benefit pension items in AOCI, net of tax, were:

	Three Months Ended
(In thousands)	November 26, 2016	November 28, 2015
Balance at beginning of period	$10,975	$(2,274)

OCI before reclassifications	3,903	17,701
Amounts reclassified from AOCI	(7,926)	(829)
Net current-period OCI	(4,023)	16,872

Balance at end of period	$6,952	$14,598

Reclassifications out of AOCI in net periodic benefit costs, net of tax, were:

		Three Months Ended
(In thousands)	Location on Consolidated Statements of Income and Comprehensive Income	November 26, 2016	November 28, 2015
Amortization of prior service credit	Operating expenses	$(12,858)	$(1,060)
Amortization of net actuarial loss	Operating expenses	4,932	231
Total reclassifications		$(7,926)	$(829)

Note 16: Subsequent Event

On December 14, 2016 our Board of Directors declared a cash dividend of $0.10 per share as noted in Note 11.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This management's discussion should be read in conjunction with the Unaudited Consolidated Financial Statements contained in this Form 10-Q as well as the Management's Discussion and Analysis and Risk Factors included in our Annual Report on Form 10‑K for the fiscal year ended August 27, 2016 and in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Forward-Looking Information

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements are inherently uncertain. A number of factors could cause actual results to differ materially from these statements, including, but not limited to increases in interest rates, availability of credit, low consumer confidence, availability of labor, significant increase in repurchase obligations, inadequate liquidity or capital resources, availability and price of fuel, a slowdown in the economy, increased material and component costs, availability of chassis and other key component parts, sales order cancellations, slower than anticipated sales of new or existing products, new product introductions by competitors, the effect of global tensions, integration of operations relating to mergers and acquisitions activities, any unexpected expenses related to ERP, risks relating to the integration of our acquisition of Grand Design including: risks inherent in the achievement of cost synergies and the timing thereof, risks related to the disruption of the transaction to Winnebago and Grand Design and its management, the effect of announcement of the transaction on Grand Design's ability to retain and hire key personnel and maintain relationships with customers, suppliers and other third parties, risk related to compliance with debt covenants and leverage ratios, risks related to integration of the two companies and other factors. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested is contained in our filings with the SEC over the last 12 months, copies of which are available from the SEC or from us upon request. We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this release or to reflect any changes in expectations after the date of this release or any change in events, conditions or circumstances on which any statement is based, except as required by law.

Overview
Winnebago Industries, Inc. is a leading US manufacturer of RVs with a proud history of manufacturing RV products for more than 50 years. We currently produce virtually all of our motorhomes in vertically integrated manufacturing facilities in Iowa and we produce all travel trailer and fifth wheel trailers in Indiana. We are in the process of expanding some motorhome manufacturing to Junction City, Oregon. We distribute our products primarily through independent dealers throughout the US and Canada, who then retail the products to the end consumer.
Significant Transaction

On November 8, 2016, we closed on the acquisition of all the issued and outstanding capital stock of towable recreational vehicle manufacturer Grand Design for initial consideration of $520.6 million. This acquisition was funded from our cash on hand, $353.0 million from asset-based revolving and term loan credit facilities, as well as stock consideration as is more fully described in Note 2 and Note 9 to the Consolidated Financial Statements. We purchased Grand Design to significantly expand our existing towable RV product offerings and dealer base and acquire executive talent in the RV industry.

In the first quarter of Fiscal 2017, we revised our reporting segments. Previously we had one reporting segment which included all recreational vehicle products and services. With the acquisition of Grand Design in the first quarter, we expanded the number of reporting segments to two: (1) Motorized products and services and (2) Towable products and services. The Towable segment includes all products which are not motorized and are generally towed by another vehicle. The Motorized segment includes all products that include a motorized chassis as well as other related manufactured products. Prior year segment information has been restated to conform to the current reporting segment presentation.

Market Share

Our retail unit market share, as reported by Stat Surveys based on state records, is illustrated below. We separately included the retail unit market share for Grand Design, which reflects results prior to our acquisition. Note that this data is subject to adjustment and is continuously updated.

	Rolling 12 Months Through October		Calendar Year
US and Canada	2016	2015	2015	2014	2013
Motorized A, B, C	18.1%	20.7%	20.4%	20.7%	18.6%
Travel trailer and fifth wheels - Winnebago	1.1%	0.9%	0.9%	0.8%	1.0%
Travel trailer and fifth wheels - Grand Design	3.2%	2.1%	2.2%	1.5%	0.3%

Industry Trends
Key reported statistics for the North American RV industry are as follows:

•	Wholesale unit shipments: RV product delivered to the dealers, which is reported monthly by RVIA

•	Retail unit registrations: consumer purchases of RVs from the dealer, which is reported monthly by Stat Surveys

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

	US and Canada Industry
	Wholesale Unit Shipments per RVIA				Retail Unit Registrations per Stat Surveys
	Rolling 12 Months through October				Rolling 12 Months through October
	2016	2015	Unit Change	% Change	2016	2015	Unit Change	% Change
Towable (1)	343,579	312,885	30,694	9.8%	343,145	313,622	29,523	9.4%
Motorized (2)	53,459	46,140	7,319	15.9%	48,998	44,228	4,770	10.8%
Combined	397,038	359,025	38,013	10.6%	392,143	357,850	34,293	9.6%

(1)	Towable: Fifth wheel and travel trailer products

(2)	Motorized: Class A, B and C products

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

	Calendar Year
Wholesale Unit Shipment Forecast per RVIA (1)	2017	2016	Unit Change	% Change
Towable	370,300	353,000	17,300	4.9%
Motorized	54,800	53,300	1,500	2.8%
Combined	425,100	406,300	18,800	4.6%

(1)	Prepared by Dr. Richard Curtin of the University of Michigan Consumer Survey Research Center for RVIA and reported in the Roadsigns RV Winter 2016 Industry Forecast Issue.

ERP System

In the second quarter of Fiscal 2015, the Board of Directors approved the strategic initiative of implementing an ERP system to replace our legacy business applications. The new ERP platform will provide better support for our changing business needs and plans for future growth. Our initial cost estimates have grown for additional needs of the business such as the acquisition of the Junction City, Oregon plant and the opportunity to integrate the ERP system with additional manufacturing systems. The project includes software, external implementation assistance and increased internal staffing directly related to this initiative. We anticipate that approximately 40% of the cost will be expensed in the period incurred and 60% will be capitalized and depreciated over its useful life.

The following table illustrates the cumulative project costs:

	Fiscal	Fiscal	Fiscal 2017	Cumulative
(In thousands)	2015	2016	Q1	Investment
Capitalized	$3,291	$7,798	$1,518	$12,607	(1)	57%
Expensed	2,528	5,930	1,165	9,623		43%
Total	$5,819	$13,728	$2,683	$22,230		100%
(1) $6.4 million of our cumulative capitalized investment has been placed in service and is being amortized over a 10-year life.

Management Team Changes

During the first quarter of Fiscal 2017, the Executive Leadership Team (ELT) was strengthened by several additions including a new VP and GM of the Motorized business, a new VP of Operations, and a new CIO. In addition, one of the former owners of Grand Design joined the ELT in November.

Consolidated Results of Operations
Current Quarter Compared to the Comparable Quarter Last Year
The following is an analysis of changes in key items included in the consolidated statements of operations:

	Three Months Ended
(In thousands, except percent and per share data)	November 26, 2016	% of Revenues(1)	November 28, 2015	% of Revenues(1)	Increase (Decrease)	% Change
Net revenues	$245,308	100.0%	$214,223	100.0%	$31,085	14.5%
Cost of goods sold	216,433	88.2%	188,974	88.2%	27,459	14.5%
Gross profit	28,875	11.8%	25,249	11.8%	3,626	14.4%

Selling	5,870	2.4%	5,015	2.3%	855	17.0%
General and administrative	9,906	4.0%	8,820	4.1%	1,086	12.3%
Postretirement health care benefit income	(12,813)	(5.2)%	(1,345)	(0.6)%	(11,468)	NMF
Transaction costs	5,462	2.2%	—	—%	5,462	—%
Amortization of intangibles assets	2,051	0.8%	—	—%	2,051	—%
Operating expenses	10,476	4.3%	12,490	5.8%	(2,014)	(16.1)%

Operating income	18,399	7.5%	12,759	6.0%	5,640	44.2%
Interest expense	1,128	0.5%	—	—%	1,128	—%
Non-operating income	(87)	—%	(135)	(0.1)%	48	(35.6)%
Income before income taxes	17,358	7.1%	12,894	6.0%	4,464	34.6%
Provision for taxes	5,620	2.3%	4,336	2.0%	1,284	29.6%
Net income	$11,738	4.8%	$8,558	4.0%	$3,180	37.2%

Diluted income per share	$0.42		$0.32		$0.10	31.3%
Diluted average shares outstanding	27,969		27,067		902	3.3%
(1) Percentages may not add due to rounding differences.
Consolidated net revenues increased $31.1 million or 14.5% in the first quarter of Fiscal 2017 over the first quarter of Fiscal 2016. This was primarily due to the acquisition of Grand Design which added revenues of $25.8 million in the quarter. In addition, Winnebago-branded Towables rose $7.5 million or 44.2% in the quarter. Motorhome revenue was up modestly in the quarter. Partially offsetting growth was the $5.0 million reduction in sales to aluminum extrusion customers compared to the first quarter of Fiscal 2016 as we have ceased those activities in order to better utilize constrained labor resources in Iowa.

Cost of goods sold was $216.4 million, or 88.2% of net revenues for the first quarter of Fiscal 2017 compared to $189.0 million, or 88.2% of net revenues for the same period a year ago due to the following:

•
Total variable costs (materials, direct labor, variable overhead, delivery expense and warranty), as a percent of net revenues, decreased from 83.6% to 82.9%, primarily due to favorable product mix in part due to our decision to cease aluminum extrusion sales and due to higher proportion of Towables revenue in the quarter.

•
Fixed overhead (manufacturing support labor, depreciation and facility costs) and research and development-related costs increased from 4.7% to 5.3% of net revenues due mainly to the addition of our Junction City, Oregon facility.

•	All factors considered, gross profit was steady at 11.8% of net revenues.
Selling expenses were $5.9 million and $5.0 million, or 2.4% and 2.3% of net revenues in the first quarter of Fiscal 2017 and Fiscal 2016, respectively. The increase in the first quarter of Fiscal 2017 was primarily due to the addition of $0.8 million in selling expenses of Grand Design.
General and administrative expenses were $9.9 million and $8.8 million, or 4.0% and 4.1% of net revenues in the first quarter of Fiscal 2017 and Fiscal 2016, respectively. This dollar increase was due to the addition of $0.6 million of general and administrative expenses associated with Grand Design and an increase in salaried wages associated with additions to the management team, while the expenses as a percentage of revenues declined.
Postretirement health care benefit increased by $11.5 million in the first quarter of Fiscal 2017 due to the plan termination which was announced on October 26, 2016. Beginning January 1, 2017, postretirement health care benefits will be discontinued for retirees under age 65. As a result of this amendment, our liability for postretirement health care was reduced and a benefit was recorded on the statement of income. The expected impact of the plan termination to the remainder of Fiscal 2017 is $12.0 million postretirement health care benefit income in the second quarter.
Transaction costs of $5.5 million in the first quarter of Fiscal 2017 relate to the acquisition of Grand Design.
Amortization of intangibles expense is related to definite-lived intangibles established as of the acquisition of Grand Design in the first quarter of Fiscal 2017.
Interest expense is related to the newly established ABL and Term Loan agreements as we borrowed $353 million on November 8, 2016 for the acquisition of Grand Design. We paid interest expense of 2.4% plus a commitment fee of .375% on $53 million borrowed under the ABL and interest expense of 5.5% on the $300 million borrowed under the Term Loan. Also included in interest expense is the amortization of deferred financing costs of $0.1 million.
The overall effective income tax rate for the first quarter of Fiscal 2017 was 32.4% compared to the effective tax rate of 33.6% for the same period in Fiscal 2016. The decrease in effective rate is due primarily to a reduction in the liability for an uncertain tax position related to the favorable resolution of a state tax matter during the quarter.
Net income and diluted income per share were $11.7 million and $0.42 per share, respectively, for the first quarter of Fiscal 2017. In the first quarter of Fiscal 2016, net income was $8.6 million and diluted income was $0.32 per share.

Non-GAAP Reconciliation

•
We have provided the following non-GAAP financial measures, which are not calculated or presented in accordance with GAAP, as information supplemental and in addition to the financial measures presented in accordance with GAAP. Such non-GAAP financial measures should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented herein. The non-GAAP financial measures presented below may differ from similar measures used by other companies.

•	The following table reconciles net income to consolidated Adjusted EBITDA.

	Three Months Ended
(In thousands)	November 26, 2016	November 28, 2015
Net income	$11,738	$8,558
Interest expense	1,128	—
Provision for income taxes	5,620	4,336
Depreciation	1,580	1,370
Amortization of intangible assets	2,051	—
EBITDA	22,117	14,264
Postretirement health care benefit income	(12,813)	(1,345)
Transaction costs	5,462	—
Non-operating income	(87)	(135)
Adjusted EBITDA	$14,679	$12,784

We have provided non-GAAP performance measures of EBITDA and Adjusted EBITDA as a comparable measure to illustrate the effect of non-recurring transactions occurring during the quarter and improve comparability of our results from period to period. EBITDA is defined as net income before interest expense, provision for income taxes, and depreciation and amortization expense.  We believe EBITDA and Adjusted EBITDA provide meaningful supplemental information about our operating performance because each measure excludes amounts that we do not consider part of our core operating results when assessing our performance. These types of adjustments are also specified in the definition of certain measures required under the terms of our credit facility. Examples of items excluded from Adjusted EBITDA include the postretirement health care benefit results from terminating the plan and the transaction costs related to our acquisition of Grand Design RV.

Management uses these non-GAAP financial measures (a) to evaluate our historical and prospective financial performance and trends as well as our performance relative to competitors and peers; (b) to measure operational profitability on a consistent basis; (c) in presentations to the members of our board of directors to enable our board of directors to have the same measurement basis of operating performance as is used by management in their assessments of performance and in forecasting and budgeting for our company; (d) to evaluate potential acquisitions; and, (e) to ensure compliance with covenants and restricted activities under the terms of our credit facility. We believe these non-GAAP financial measures are frequently used by securities analysts, investors and other interested parties to evaluate companies in our industry.

Segment Results of Operations
The following is an analysis of key changes in our Motorized business unit.

Motorized
(In thousands, except units)	Three Months Ended
	Nov 26, 2016	% of Revenue	Nov 28, 2015	% of Revenue	Decrease	% Change
Net revenues	$195,125		$197,340		$(2,215)	(1.1)%
Adjusted EBITDA	10,015	5.1%	11,724	5.9%	(1,709)	(14.6)%

Unit deliveries	Nov 26, 2016	Product Mix % (1)	Nov 28, 2015	Product Mix % (1)	(Decrease) Increase	% Change
Class A	666	33.3%	751	39.1%	(85)	(11.3)%
Class B	301	15.1%	239	12.4%	62	25.9%
Class C	1,033	51.7%	931	48.5%	102	11.0%
Total motorhomes	2,000	100.0%	1,921	100.0%	79	4.1%

Motorhome ASP	$95,046		$97,887		$(2,841)	(2.9)%
	As Of
Backlog (2)	Nov 26, 2016		Nov 28, 2015		(Decrease) Increase	% Change
Units	2,286		2,412		(126)	(5.2)%
Dollars	$207,056		$222,055		$(14,999)	(6.8)%

Dealer Inventory
Units	4,330		4,115		215	5.2%
(1) Percentages may not add due to rounding differences.
(2) We include in our backlog all accepted orders from dealers to be shipped within the next six months. Orders in backlog can be cancelled or postponed at the option of the dealer at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales

Motorized net revenues decreased $2.2 million or 1.1% in the first quarter of Fiscal 2017 as compared to the first quarter of Fiscal 2016. This was primarily due to the $5.0 million reduction in sales to aluminum extrusion customers as we have ceased those activities, which were comparably low margin, in order to better utilize constrained labor resources in Iowa. Offsetting this reduction was modest growth in motorhome revenues.

Motorized deliveries grew by 4.1% in the quarter which is lower than recent industry growth. Our overall motorized market share has moved from 20.7% to 18.1% when comparing shipments during the twelve month trailing periods ended October 2015 and October 2016. The decline has come in higher priced, Class A products. We have seen a related reduction in the backlog volumes. The unit growth we have generated has shifted our mix more towards Class B and Class C products which have a lower average selling price. So although units increased 4.1%, motorhome ASP decreased 2.9%.

In part, the motorized market share decline has been influenced by limited production capacity within our North Iowa facilities and our required time to deliver product. In recent quarters, we have begun to make investments to unlock further capacity via improved operational processes and adding new facilities. While these investments have not been fully realized to date, we have taken near term actions to seek to improve the profitability of the motorized product with improved mix, cost containment efforts and pricing initiatives.

A key metric used to evaluate motorized dealer inventory levels is the retail turn rate (12 month retail volume/current dealer inventory). At the end of the first quarter of Fiscal 2017 the retail turn rate was 2.1 turns for motorized product. Historically turn rates of 2.0 or above have been an indication of a balanced dealer inventory, thus we believe motorized dealer inventory levels are in alignment with retail demand.

Motorized segment Adjusted EBITDA decreased $1.7 million or 14.6%. This reduction was due to incrementally higher expenses related to workers compensation, costs associated with ramp-up of our Junction City, Oregon production facility, an increase in salaried wages associated with additions to the management team, and some material cost increases.

The following is an analysis of key changes in our Towable business unit.

Towable
(In thousands, except units)	Three Months Ended
	Nov 26, 2016	% of Revenue	Nov 28, 2015	% of Revenue	Increase	% Change
Net revenues	$50,183		$16,883		$33,300	197.2%
Adjusted EBITDA	4,664	9.3%	1,060	6.3%	3,604	340.0%

Unit deliveries	Nov 26, 2016	Product Mix % (1)	Nov 28, 2015	Product Mix % (1)	Increase	% Change
Travel trailer	1,509	75.0%	724	88.7%	785	108.4%
Fifth wheel	503	25.0%	92	11.3%	411	446.7%
Total Towables	2,012	100.0%	816	100.0%	1,196	146.6%

Towables ASP	24,862		20,685		4,177	20.2%

	As Of
Backlog (2)	Nov 26, 2016		Nov 28, 2015		Increase	% Change
Units	6,475		312		6,163	NMF
Dollars	$214,178		$7,249		$206,929	NMF

Dealer Inventory
Units	7,118		1,838		5,280	287.3%

(1) Percentages may not add due to rounding differences.
(2) We include in our backlog all accepted orders from dealers to be shipped within the next six months. Orders in backlog can be cancelled or postponed at the option of the dealer at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales

Towable net revenues increased $33.3 million or 197.2% in the first quarter of Fiscal 2017 as compared to the first quarter of Fiscal 2016. This was primarily due to the acquisition of Grand Design which added revenues of $25.8 million in the quarter. In addition, Winnebago-branded Towable revenues rose $7.5 million or 44.2% in the quarter.

Towable deliveries grew by 146.6% in the quarter which is far in excess of recent industry trends. With the addition of Grand Design, our towables market share increased from 0.9% to 4.3% when comparing shipments during the twelve month trailing periods ended October 2015 and October 2016. The addition of Grand Design has also resulted in a higher ASP due to a greater proportion of higher-priced fifth wheel units for the first quarter of Fiscal 2017 compared to the same period in Fiscal 2016. Other strong increases in backlog and the dealer inventory turn ratio have been influenced by the acquisition of Grand Design in the quarter.

Towable segment Adjusted EBITDA excludes the costs associated with the acquisition and as such increased $3.6 million or 340.4%. This increase illustrates the favorable impact of Grand Design and the organic growth of the Winnebago-branded towables operating unit. We achieved strong results in our towables operations, where shipments grew much faster than the industry as a result of greater penetration of our new products and further expansion of our distribution base. We believe we can continue to achieve growth in excess of the overall towables market projections for the remainder of Fiscal 2017.

Analysis of Financial Condition, Liquidity and Resources
Cash and cash equivalents decreased $60.0 million during the first three months of Fiscal 2017 and totaled $25.6 million as of November 26, 2016. Significant liquidity events that occurred during the first three months of Fiscal 2017 were:

•	Generation of net income of $11.7 million

•	Acquisition of Grand Design for $520.6 million of which $396.6 million was cash and $124.1 million as of closing date was in Winnebago stock

•
Entered into a new Credit Facility with $125.0 million available in an ABL and $300.0 million in Term Loan (see details below). Total borrowings at November 26, 2016 were $353.0 million, and we have an additional $72.0 available to borrow under the revolving credit agreement, subject to sufficient borrowing base

•	Increase in inventory of $17.9 million

•	Dividend payments of $3.2 million

Through November 8, 2016 we had the ability to borrow $35.0 million through our Amended Credit Agreement with Wells Fargo Capital Finance, a revolving credit facility based on our eligible inventory and certain receivables. The Amended Credit Agreement, was terminated effective November 8, 2016, in conjunction with the implementation of the ABL entered into with JPMorgan Chase outlined below.
Working capital at November 26, 2016 and August 27, 2016 was $144.9 million and $187.6 million, respectively, a decrease of $42.8 million. We currently expect cash on hand, cash collected on receivables, funds generated from operations and the availability under our ABL to be sufficient to cover both short-term and long-term operating requirements for the next 12 months. We anticipate capital expenditures in Fiscal 2017 to be approximately $15 - $17 million.
Share repurchases of $1.3 million in the first three months of Fiscal 2017 were to satisfy tax obligations on employee equity awards vested. We continually evaluate if our common stock is trading at attractive levels and if share repurchases reflects a prudent use of our capital and, subject to compliance with the ABL and Term Loan, we may purchase shares in the remainder of Fiscal 2017. At November 26, 2016 we have $2.7 million remaining on our board repurchase authorization. See Part II, Item 2 of this Form 10-Q.
Operating Activities
Cash used in operating activities was $0.2 million for the three months ended November 26, 2016 compared to $8.1 million for the three months ended November 28, 2015. In Fiscal 2017 the combination of net income of $11.7 million partially offset by the non-cash reduction of the postretirement health care liability of $12.5 million, as well as other changes in non-cash charges (e.g. depreciation, LIFO, stock-based compensation, deferred income taxes) provided $2.2 million of operating cash. Changes in assets and liabilities (primarily increases in inventories and decreases in accrued expenses that were partially offset by decreases in receivables and increases in income tax liabilities) used $2.4 million of operating cash in the first three months ended November 26, 2016. In the three months ended November 28, 2015, the combination of net income of $8.6 million and changes in non-cash charges (e.g., depreciation, LIFO, stock-based compensation, deferred income taxes) provided $9.8 million of operating cash. Changes in assets and liabilities (primarily an increase in inventories) used $17.8 million of operating cash.
Investing Activities
Cash used in investing activities of $397.5 million for the three months ended November 26, 2016 was due primarily to the acquisition of Grand Design for which we paid cash of $394.8 million, net of cash acquired, in addition to issuing Winnebago stock with a value of $124.1 million at closing. Capital expenditures were $3.6 million in the same period. In the three months ended November 28, 2015, cash used in investing activities of $3.0 million was due primarily to capital expenditures of $3.1 million.
Financing Activities
Cash provided by financing activities of $337.6 million for the three months ended November 26, 2016 was primarily due to cash proceeds from the new Credit Facility (discussed below) of $353.0 million, partially offset by $10.8 million for the payment of debt issuance costs, $3.2 million for the payment of dividends and $1.3 million in repurchases of our stock. Cash used in financing activities of $3.4 million for the three months ended November 28, 2015 was primarily due to $2.7 million for payments of dividends.

On November 8, 2016, we entered into new ABL and Term Loan agreements. The Credit Facility replaced the prior Amended Credit Agreement. Under the terms of the Credit Facility, we have a $125.0 million asset-based revolving credit facility and a $300.0 million term loan.
Under the ABL agreement, we have a 5-year credit facility available on a revolving basis, subject to availability under a borrowing base consisting of 85% of eligible accounts receivable and generally 75% of eligible inventory. The line is available for issuance of letters of credit to a specified limit of $10.0 million.
Under the ABL agreement, to determine interest due, we can elect to base the rate on the alternate base rate (prime rate, NYFRB rate or adjusted LIBOR for one-month period) plus 0.5% to 1.0%, depending on the amount of borrowings outstanding, or an adjusted LIBOR rate for a period of one, two, three or six months as we select plus 1.50% to 2.0%, depending on the amount of borrowings outstanding. The interest rate we are paying as of November 26, 2016 was 2.4%. We also pay a commitment fee equal to 0.375% if the average utilized portion is less than or equal to 50%, or 0.25% if the utilized portion is greater than 50%.
Under the Term Loan agreement, we have a 7-year credit facility repayable in quarterly installments in an aggregate amount equal to 1.0% of the original amount of the term loan on March 31, June 30 and September 30, 2017; 1.25% each calendar quarter end thereafter; with the balance payable at the end of 7 years on November 8, 2023. There are mandatory prepayments for proceeds of new debt, sale of significant assets or subsidiaries and annually for 50% of excess cash flow beginning with Fiscal 2017 (the 50% is subject to step-downs to 25% and 0% if the total net leverage ratio is less than 2.5 to 1.00 and 2.00 to 1.00, respectively, as of the last day of the period). Incremental term loans of up to $125 million are available if certain financial ratios and other conditions are met.
Under the Term Loan agreement, to determine interest due, we can elect to base the rate on an alternate base rate (prime rate, NYFRB rate or adjusted LIBOR for one-month period with a floor of 2%) plus 3.50% or an adjusted LIBOR rate for the interest period selected plus 4.50%. The interest rate we are paying as of November 26, 2016 was 5.5%.
Under the Credit Facility, we are required to enter into a hedging arrangement to effectively fix the LIBOR component of interest cost at the prevailing swap rate with a notional amount of at least 50% of the projected outstanding principal amount of the Term Loan. The hedging arrangement needs to be maintained until the later of three years from closing date or the date the leverage ratio is less than 2.0 to 1.0. In accordance with this requirement, we plan to enter into interest swap contracts in January 2017.
The Term Loan includes financial covenants that the fixed charge coverage ratio at the end of any four fiscal quarters be not less than 1.0 to 1.0, defined as consolidated EBITDA less capital expenditures (as defined), over fixed charges, generally defined as cash interest, cash income taxes, principal payments on loans, and dividends, as well as the senior secured net leverage ratio at the end of each fiscal quarter of not greater than 3.5 to 1.0 prior to the fiscal quarter ending November 24, 2018 and 3.25 to 1.0 for each quarter thereafter, defined generally as the ratio of total secured indebtedness minus cash and permitted investments, to consolidated EBITDA.
The ABL generally contain similar covenants, and include restrictions on indebtedness, liens, mergers, consolidations, investments, guarantees, acquisitions, sales of assets, transactions with affiliates. Dividends, redemptions and other payments on equity are generally limited to $20 million in any fiscal year; higher amounts may be paid if the total net leverage ratio does not exceed 3.0 to 1.0. Customary events of default (with customary grace periods, notice and cure periods and thresholds) include payment default, breach of representation in any material respect, breach of covenants, default to material indebtedness, bankruptcy, ERISA violations, material judgments, change in control and termination of invalidity of guaranty or security documents. As of November 26, 2016, we are in compliance with the financial covenants of the Credit Facility agreements.
The ABL and Term Loan are guaranteed by Winnebago Industries, Inc. and all material direct and indirect domestic subsidiaries, and are secured by a security interest in any and all of our property except minor excluded assets.

We filed a registration statement on Form S-3, which was declared effective by the SEC on April 25, 2016. Subject to market conditions, we have the ability to offer and sell up to $35.0 million of our common stock in one or more offerings pursuant to the Registration Statement. The Registration Statement will be available for three years from its effective date. We currently have no plans to offer and sell the common stock registered under the Registration Statement, however, it does provide another potential source of liquidity to raise capital if we need it, in addition to other alternatives already in place.

Contractual Obligations and Commercial Commitments
Our principal contractual obligations and commercial commitments that have significantly changed since our Annual Report on Form 10-K for the fiscal year ended August 27, 2016 are as follows as of November 26, 2016:

	Payments Due By Period
(In thousands)	Total	Fiscal 2017	Fiscal 2018-2019	Fiscal 2020-2021	More than 5 Years
Revolving credit agreement (1)	$53,000	$—	$—	$—	$53,000
Term debt (2)	300,000	6,000	29,250	30,000	234,750
Interest at variable rate (3)	105,321	13,565	34,146	30,870	26,740
Operating leases (4)	16,877	1,450	4,265	4,168	6,994
Total contractual cash obligations	$475,198	$21,015	$67,661	$65,038	$321,484

(1)	As of November 26, 2016, we had $53.0 million outstanding under our $125.0 million revolving credit agreement. Borrowings and repayments are expected to fluctuate over the term.

(2)
As of November 26, 2016, we had $300.0 million outstanding under our Term Loan agreement, that matures on November 8, 2023. The contractual principal payments are included in the table above. As discussed in the liquidity section of the MD&A above, additional principal payments are due annually on a formula based on 50% of excess cash flow. No amounts for this contingency are included in the above table.

(3)
All of the debt under the ABL and Term Loan are at variable rates and the interest in the table assumes the variable rates of 2.4% and 5.5%, respectively, at November 26, 2016 are constant through the maturity dates of the debt; the revolving credit balance remains constant at $53.0 million; and the principal payments on the term debt are made as scheduled. The variable rate is subject to change. For example, a 1.0% change in ABL and Term Loan rates for Fiscal 2017, would change the interest paid for the remainder of 2017 by $2.7 million. Additionally, included in interest payments due by period is a 0.4% commitment fee on the ABL for unused borrowings, which are assumed to be at $72.0 million. In addition to interest assumed to be paid, non-cash amortization of debt issuance costs will also be recorded within interest expense on the Consolidated Statements of Income and Comprehensive Income in future periods.

(4)	Represents only the additional lease commitments from the Grand Design acquisition. Refer to Note 12 .

As a result of the acquisition of Grand Design, Winnebago has agreed to register the 4,586,555 shares of common stock issued to the Summit Sellers and the RDB Sellers pursuant to the terms of a registration rights agreement. Under the registration rights agreement, Winnebago has agreed to file a shelf registration statement on the second business day following the filing of an amendment to Winnebago’s Current Report on Form 8-K reporting the completion of the acquisition of Grand Design containing the financial statements and pro forma financial information concerning the acquisition. Winnebago has agreed to keep the registration statement effective for up to three years. We intend to register these shares on Form S-3 in January of 2017.

Critical Accounting Policies
In addition to the critical accounting policies described in our Form 10-K for the year ended August 27, 2016, with the acquisition of Grand Design on November 8, 2016, we have additional critical accounting policies.
Accounting for Business Combinations
We account for business combinations under the acquisition method of accounting. This method requires the recording of acquired assets, including separately identifiable intangible assets, and assumed liabilities at their acquisition date fair values. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, royalty rates and asset lives, among other items.
The fair value of trade name and dealer network were estimated using an income approach.  Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. The fair value of the trade name was estimated using an income approach, specifically known as the relief from royalty method. The relief from royalty method is based on the hypothetical royalty stream that would be received if we were to license the trade name and was based on expected revenues. The fair value of the dealer network was estimated using an income approach, specifically the cost to recreate/cost savings method. This method uses the replacement of the asset as an indicator of the fair value of the asset. The determination of the fair value of other assets acquired and liabilities assumed involves assessing factors such as the expected future cash flows associated with individual assets and liabilities and appropriate discount rates at the date of the acquisition.
See Note 3 to the consolidated financial statements for further information.
Goodwill and Indefinite-lived Intangible Assets
As discussed in Note 1 in the consolidated financial statements, we test goodwill and identifiable intangible assets with indefinite lives for impairment at least annually in the fourth quarter. We test goodwill for impairment by either performing a qualitative evaluation or a two-step quantitative test. The qualitative evaluation is an assessment of factors, including reporting unit specific operating results and cost factors, as well as industry, market and general economic conditions, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We may elect to bypass this qualitative assessment and perform a two-step quantitative test. Fair values under the quantitative test are estimated using a combination of discounted projected future earnings or cash flow methods and multiples of earnings in estimating fair value. The estimate of the reporting unit’s fair value is determined by weighting a discounted cash flow model and a market-related model using current industry information that involve significant unobservable inputs (Level 3 inputs). In determining the estimated future cash flow, we consider and apply certain estimates and judgments, including current and projected future levels of income based on management’s plans, business trends, prospects and market and economic conditions and market-participant considerations. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. If the estimated fair value of the reporting unit is less than the carrying value, a second step is performed to determine the amount of the potential goodwill impairment. If impaired, goodwill is written down to its estimated implied fair value. Substantially all of the goodwill resulted from the Grand Design acquisition on November 8, 2016 and is in the Towable products and services segment and reporting unit.
As of November 26, 2016, we had an indefinite-lived intangible asset for trade name of $148.0 million, from the Grand Design acquisition. Annually in the fourth quarter, or if conditions indicate an interim review is necessary, we assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If we perform a quantitative test, projections regarding estimated discounted future cash flows and other factors are made to determine if impairment has occurred. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. If we conclude that there has been impairment, we will write down the carrying value of the asset to its fair value.
Long-Lived Assets
Long-lived assets, which include property, plant and equipment, and definite-lived intangible assets, primarily the dealer network, are assessed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. The impairment testing involves comparing the carrying amount of the asset to the forecasted undiscounted future cash flows generated by that asset. These assumptions require significant judgment and actual results may differ from assumed and estimated amount. In the event the carrying amount of the asset exceeds the undiscounted future cash flows generated by that asset and the carrying amount is not considered recoverable, an impairment exists. An impairment loss is measured as the excess of the asset’s carrying amount over its fair value and is recognized in the statement of income in the period that the impairment occurs. The dealer network is amortized over its estimated useful life of 12 years. The reasonableness of the useful lives of this asset and other long-lived assets is regularly evaluated.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk
We are exposed to market risks related to fluctuations in interest rates on the outstanding variable rate debt. As of November 26, 2016, we had $53.0 million outstanding under our ABL and $300.0 million outstanding under our Term Loan, subject to variable interest rates. Assuming the same outstanding balances, a 1.0% change in ABL and Term Loan rates for Fiscal 2017, would change the interest expense for the remainder of 2017 by $2.6 million.
Under terms of the Credit Facility, we are required to maintain interest rate swaps to manage our interest rate exposure at a minimum of 50% fixed rate on our term loan through the later of three years from November 8, 2016 or when our leverage ratio is 2.0 to 1.0 or less. In accordance with this requirement, we plan to enter into interest swap contracts in January 2017.
We did not utilize any swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments during the periods reported on herein. We have not entered into, and currently does not hold derivatives for trading or speculative purposes.
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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Report (the "Evaluation Date"). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

Changes in Internal Control Over Financial Reporting
During the first quarter of Fiscal 2017, we completed the acquisition of Grand Design RV, LLC which represents a material change in internal control over financial reporting since management's last assessment. Prior to the acquisition, Grand Design was a private company and has not been subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements to which public reporting companies may be subject. As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into the acquired Grand Design subsidiaries and to augment our company-wide controls to reflect the risks inherent in an acquisition of this type. Our report on our internal control over financial reporting in the Annual Report on Form 10-K for the year ending August 26, 2017 will exclude the acquired Grand Design subsidiaries in order for management to have sufficient time to evaluate and implement our internal control over financial reporting.

Other than the acquisition of Grand Design, there were no changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10K for the fiscal year ended August 27, 2016, except as follows:

Business acquisitions pose operational and financial risks
Business acquisitions and the merger of subsidiaries within Winnebago pose a number of potential integration risks that may result in negative consequences to our business, financial condition or results of operations. The significance of our recent transaction activity, the integration of acquired companies, assets, operations and the merger of subsidiaries within Winnebago involve a number of related risks, including, but not limited to:

•	Demands on management related to the various transaction and integration activities;

•	The diversion of management’s attention from the management of daily operations to the integration of operations;

•	The assimilation and retention of employees;

•	The ability of the management teams at these entities to meet operational and financial expectations;

•	The integration of departments and systems, including accounting systems, technologies, books and records and procedures;

•	Additional costs may be incurred to integrate the businesses;

•	The potential loss of key employees or existing customers or adverse effects on existing business relationships with suppliers and customers; and

•	The assumption of liabilities of the acquired businesses, which could be greater than anticipated.

Ultimately, if the financial objectives of the acquisition are not achieved, intangible assets and goodwill established at the date of acquisition date could become impaired and result in a material charge to our financial statements.

The terms of our Credit Facility could adversely affect our operating flexibility and pose risks of default under our Credit Facility
We incurred substantial indebtedness to finance the acquisition of Grand Design. We entered into new asset-based revolving credit (ABL) and term loan (Term Loan) agreements (collectively, the Credit Facility) with JPMorgan Chase. Under the terms of the Credit Facility, we have a $125.0 million ABL credit facility, which includes a $10.0 million letter of credit facility, and a $300.0 million term loan.

The Credit Facility is secured by certain assets, primarily cash, inventory, accounts receivable and certain machinery and equipment. The Credit Facility contains certain requirements, positive and negative covenants and financial covenants. If we are unable to comply with these requirements and covenants, we may be restricted in our ability to pay dividends or engage in certain other business transactions, the lender may obtain control of our cash accounts, and we may incur an event of default. If a default occurs, the lenders under the Credit Facility may elect to declare all of their respective outstanding debt, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. Under such circumstances, we may not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed on our ability to incur additional debt and to take other corporate actions might significantly impair our ability to obtain other financing.

Borrowing availability under the credit agreement is limited to the lesser of the facility total and the monthly calculated borrowing base, which is based on stipulated loan percentages applied to our eligible trade accounts receivable and eligible inventories plus a defined amount related to certain machinery and equipment. Should the borrowing base decline, our ability to borrow to fund future operations and business transactions could be limited.  In addition, the Credit Facility contains certain restrictions on our ability to undertake certain types of transactions.  Therefore, we may need to seek permission from our lenders in order to engage in some corporate actions. Finally, through the Credit Facility, we are required to enter into a hedging arrangement that fixes the certain interest rates defined in the Credit Facility. The hedging agreements will be entered into during the second quarter of Fiscal 2017 and may result in quarterly fluctuations in operating results.

In addition, the additional indebtedness could:

•	Make us more vulnerable to general adverse economic, regulatory and industry conditions;

•	Limit our flexibility in planning for, or reacting to, changes and opportunities in the markets in which we compete;

•	Place us at a competitive disadvantage compared to our competitors that have less debt or could require us to dedicate a substantial portion of our cash flow to service our debt; and

•	Restrict us from making strategic acquisitions or exploiting other business opportunities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In connection with our acquisition of Grand Design we issued 4,586,555 shares of our common stock on November 8, 2016 in a private sale under Section 4(2) of the Securities Act. Pursuant to the Securities Purchase Agreement, $105.0 million worth of common stock was issued based on the 10 trading days prior to execution of the Securities Purchase Agreement (stock increased to $124.1 million as of the closing date due to increases in stock price).
On December 19, 2007, the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $60 million. There is no time restriction on this authorization. During the first quarter of Fiscal 2017, 47,167 shares were repurchased under the authorization, at an aggregate cost of approximately$1.3 million. All of these shares were repurchased from employees who vested in Winnebago Industries shares during the first quarter of Fiscal 2017 and elected to pay their payroll tax via shares as opposed to cash. As of November 26, 2016, there was approximately $2.7 million remaining under this authorization.
Purchases of our common stock during each fiscal month of the first quarter of Fiscal 2017 were:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
08/28/16 - 10/01/16	—	$—	—	$3,997,000
10/02/16 - 10/29/16	47,167	$27.94	47,167	$2,679,000
10/30/16 - 11/26/16	—	$—	—	$2,679,000
Total	47,167	$27.94	47,167	$2,679,000

Our Credit Facility contains covenants that limit our ability to pay certain cash dividends or repurchase our stock without impacting financial ratio covenants.

Item 6. Exhibits

3.2
Amended By-Laws of the Registrant previously filed with the Registrant's Current Report on Forms 8-K dated March 29, 2016 and June 16, 2016 (Commission File Number 001-06403) and incorporated by reference herein.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated December 29, 2016.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated December 29, 2016.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated December 29, 2016.

32.2	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated December 29, 2016.

99.1
Loan Agreement dated as of November 8, 2016 among Winnebago Industries, Inc., Octavius Corporation, the Other Loan Party Hereto, the Lenders Party Hereto and JPMorgan Chase Bank, N.A. as Administrative Agent filed with the Registrant's Current Report on Form 8-K dated November 12, 2016 (Commission File Number 001-06403) and incorporated by reference herein.

99.2
Credit Agreement dated as of November 8, 2016 among Winnebago Industries, Inc., Winnebago of Indiana, LLC, Grand Design RV, LLC, the Other Loan Party Hereto, the Lenders Party Hereto and JPMorgan Chase Bank, N.A. as Administrative Agent filed with the Registrant's Current Report on Form 8-K dated November 12, 2016 (Commission File Number 001-06403) and incorporated by reference herein.

99.3	Intercreditor Agreement filed with the Registrant's Current Report on Form 8-K dated November 8, 2016 (Commission File Number 001-06403) and incorporated by reference herein.

99.4	Lease Agreement (Main Facility) between Three Oaks, LLC and Grand Design RV, LLC dated November 8, 2016

99.5	Lease Agreement (Expansion Facility) between Three Oaks, LLC and Grand Design RV, LLC dated November 12, 2016

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*Attached as Exhibit 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended November 26, 2016 formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations and Comprehensive Income, (iii) the Unaudited Consolidated Statement of Cash Flows, and (iv) related notes to these financial statements. Such exhibits are deemed furnished and not filed pursuant to Rule 406T of Regulation S-T.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.

Date:	December 29, 2016	By	/s/ Michael J. Happe
Michael J. Happe
Chief Executive Officer, President
(Principal Executive Officer)

Date:	December 29, 2016	By	/s/ Sarah N. Nielsen
Sarah N. Nielsen
Vice President, Chief Financial Officer, Treasurer
(Principal Financial and Accounting Officer)