Form 10-Q
period 2017-02-25
WINNEBAGO INDUSTRIES INC
filed 2017-03-23
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 25, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, par value $0.50 per share, outstanding March 21, 2017 was 31,586,125.

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

ASC	Accounting Standards Codification
ASP	Average Sales Price
ASU	Accounting Standards Update
Credit Facility	Collective reference to the ABL and Term Loan
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization
EPS	Earnings Per Share
ERP	Enterprise Resource Planning
FASB	Financial Accounting Standards Board
FIFO	First In, First Out
GAAP	Generally Accepted Accounting Principles
Grand Design	Grand Design RV, LLC
IRS	Internal Revenue Service
LIFO	Last In, First Out
LIBOR	London Interbank Offered Rate
Motorized	Business segment including motorhomes and other related manufactured products
NYFRB	New York Federal Reserve Bank
NYSE	New York Stock Exchange
OCI	Other Comprehensive Income
RV	Recreation Vehicle
RVIA	Recreation Vehicle Industry Association
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
Stat Surveys	Statistical Surveys, Inc.
Term Loan	Loan Agreement dated as of November 8, 2016 among Winnebago Industries, Inc., Octavius Corporation, the other loan parties thereto and JPMorgan Chase Bank, N.A. as Administrative Agent
Towable	Business segment including products which are not motorized and are towable by another vehicle
US	United States of America
XBRL	eXtensible Business Reporting Language

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Winnebago Industries, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	February 25, 2017	February 27, 2016	February 25, 2017	February 27, 2016
Net revenues	$370,510	$225,672	$615,818	$439,895
Cost of goods sold	321,194	200,396	537,627	389,370
Gross profit	49,316	25,276	78,191	50,525
Operating expenses:
Selling	9,553	4,929	15,423	9,944
General and administrative	12,540	8,437	22,446	17,257
Postretirement health care benefit income	(11,983)	(1,593)	(24,796)	(2,938)
Transaction costs	463	—	5,925	—
Amortization of intangible assets	10,367	—	12,418	—
Total operating expenses	20,940	11,773	31,416	24,263
Operating income	28,376	13,503	46,775	26,262
Interest expense	5,178	—	6,306	—
Non-operating expense (income)	4	18	(83)	(117)
Income before income taxes	23,194	13,485	40,552	26,379
Provision for income taxes	7,916	4,131	13,536	8,467
Net income	$15,278	$9,354	$27,016	$17,912

Income per common share:
Basic	$0.48	$0.35	$0.91	$0.66
Diluted	$0.48	$0.35	$0.91	$0.66

Weighted average common shares outstanding:
Basic	31,577	26,936	29,707	26,956
Diluted	31,686	27,015	29,827	27,042

Dividends paid per common share	$0.10	$0.10	$0.20	$0.20

Net income	$15,278	$9,354	$27,016	$17,912
Other comprehensive (loss) income:
Amortization of prior service credit (net of tax of $7,495, $764, $15,409 and $1,417)	(12,177)	(1,242)	(25,035)	(2,302)
Amortization of net actuarial loss (net of tax of $2,932, $160, $5,968 and $302)	4,764	260	9,696	491
Plan amendment (net of tax of $0, $0, $2,402 and $10,895)	—	—	3,903	17,701
Change in fair value of interest rate swap (net of tax of $270, $0, $270 and $0)	(439)	—	(439)	—
Total other comprehensive (loss) income	(7,852)	(982)	(11,875)	15,890
Comprehensive income	$7,426	$8,372	$15,141	$33,802

See notes to condensed consolidated financial statements.

Winnebago Industries, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except per share data)	February 25, 2017	August 27, 2016
Assets
Current assets:
Cash and cash equivalents	$10,931	$85,583
Receivables, less allowance for doubtful accounts ($196 and $278)	120,498	66,184
Inventories	148,456	122,522
Prepaid expenses and other assets	13,943	6,300
Total current assets	293,828	280,589
Property, plant and equipment, net	67,858	55,931
Other assets:
Goodwill	245,393	1,228
Other intangible assets, net	240,682	—
Investment in life insurance	26,862	26,492
Deferred income taxes	14,203	18,753
Other assets	5,895	7,725
Total assets	$894,721	$390,718

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$66,873	$44,134
Current maturities of long-term debt	11,301	—
Income taxes payable	—	19
Accrued expenses:
Accrued compensation	22,258	19,699
Product warranties	25,030	12,412
Self-insurance	5,527	5,812
Accrued loss on repurchases	1,522	881
Promotional	9,512	4,756
Other	9,664	5,236
Total current liabilities	151,687	92,949
Non-current liabilities:
Long-term debt, less current maturities	318,164	—
Unrecognized tax benefits	1,926	2,461
Deferred compensation and postretirement health care benefits, net of current portion	19,370	26,949
Other	959	—
Total non-current liabilities	340,419	29,410
Shareholders' equity:
Capital stock common, par value $0.50; authorized 60,000 shares, issued 51,776 shares	25,888	25,888
Additional paid-in capital	79,205	32,717
Retained earnings	641,192	620,546
Accumulated other comprehensive (loss) income	(900)	10,975
Treasury stock, at cost (20,190 and 24,875 shares)	(342,770)	(421,767)
Total shareholders' equity	402,615	268,359
Total liabilities and shareholders' equity	$894,721	$390,718

See notes to condensed consolidated financial statements.

Winnebago Industries, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(In thousands)	February 25, 2017	February 27, 2016
Operating activities:
Net income	$27,016	$17,912
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,428	2,763
Amortization of intangible assets	12,418	—
Amortization of debt issuance costs	485	—
LIFO expense	598	588
Stock-based compensation	1,539	1,266
Deferred income taxes	6,857	819
Postretirement benefit income and deferred compensation expense	(24,034)	(1,915)
Other	(452)	(502)
Change in assets and liabilities:
Inventories	(11,232)	(22,592)
Receivables, prepaid and other assets	(21,551)	(8,988)
Income taxes and unrecognized tax benefits	(4,631)	(1,456)
Accounts payable and accrued expenses	16,131	5,265
Postretirement and deferred compensation benefits	(1,430)	(1,972)
Net cash provided by (used in) operating activities	5,142	(8,812)

Investing activities:
Purchases of property, plant and equipment	(6,938)	(16,357)
Proceeds from the sale of property	65	10
Acquisition of business, net of cash acquired	(394,694)	—
Proceeds from life insurance	—	295
Other	620	(3)
Net cash used in investing activities	(400,947)	(16,055)

Financing activities:
Payments for repurchases of common stock	(1,365)	(3,054)
Payments of cash dividends	(6,370)	(5,455)
Payments of debt issuance costs	(11,020)	—
Borrowings on credit facility	366,400	—
Repayments of credit facility	(26,400)	—
Other	(92)	9
Net cash provided by (used in) financing activities	321,153	(8,500)

Net decrease in cash and cash equivalents	(74,652)	(33,367)
Cash and cash equivalents at beginning of period	85,583	70,239
Cash and cash equivalents at end of period	$10,931	$36,872

Supplemental cash flow disclosure:
Income taxes paid, net	$11,692	$12,848
Interest paid	$1,731	$—
Non-cash transactions:
Issuance of Winnebago common stock for acquisition of business	$124,066	$—
Capital expenditures in accounts payable	$322	$750
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly our consolidated financial position as of February 25, 2017 and the consolidated results of income and comprehensive income and consolidated cash flows for the first six months of Fiscal 2017 and 2016. The consolidated statement of income and comprehensive income for the first six months of Fiscal 2017 is not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the fiscal year ended August 27, 2016.

Fiscal Period
We follow a 52-/53-week fiscal year, ending the last Saturday in August. Both Fiscal 2017 and Fiscal 2016 are 52-week years.

Goodwill and Indefinite-Lived Intangible Asset
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

As of February 25, 2017, we had an indefinite-lived intangible asset for the trade name of $148.0 million, from the Grand Design acquisition. Annually in the fourth quarter, or if conditions indicate an interim review is necessary, we assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If we perform a quantitative test, projections regarding estimated discounted future cash flows and other factors are made to determine if impairment has occurred. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. If we conclude that there has been impairment, we will write down the carrying value of the asset to its fair value.

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

There was no impairment loss for the period ended February 25, 2017 for goodwill, indefinite- or definite-lived intangible assets, or long-lived assets.

Debt Issuance Costs
We incurred $0.8 million of costs in the three months ended November 26, 2016 and the six months ended February 25, 2017 related to our revolving credit agreement that are being amortized on a straight-line basis over the five year term of the agreement. We incurred $10.0 million and $10.2 million of costs in the three months ended November 26, 2016 and the six months ended February 25, 2017, respectively, related to the Term Loan that are being amortized on a straight-line basis (which is not materially different from an effective interest method) over the seven year term of the agreement. If early principal payments are made on the Term Loan, a proportional portion of the unamortized issuance costs will be expensed.

Derivative Instruments
We use derivative instruments to hedge our floating interest rate exposure. Derivative instruments are accounted for at fair value in accordance with ASC Topic 815, Derivatives and Hedging. We have designated these derivatives as cash flow hedges for accounting purposes. Changes in fair value, for the effective portion of qualifying hedges, are recorded in OCI. We review the effectiveness of our hedging instruments on a quarterly basis, recognize current period hedge ineffectiveness immediately in earnings, and discontinue hedge accounting for any hedge that we no longer consider to be highly effective.

New Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which establishes a comprehensive new model for the recognition of revenue from contracts with customers. This model is based on the core principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities have the option of using either retrospective transition or a modified approach in applying the new standard. The standard is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2017 (our Fiscal 2019). We are currently evaluating the approach we will use to apply the new standard and the impact adopting this ASU will have on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Topic 835), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. We adopted the standard during the first quarter of Fiscal 2017 and, accordingly, have presented unamortized debt issuance costs as a direct reduction allocated between Current maturities of long-term debt and Long-term debt, less current maturities on the Consolidated Balance Sheet as of February 25, 2017.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), which requires inventory measured using any method other than last-in, first-out (“LIFO”) or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market. Under this ASU, subsequent measurement of inventory using the LIFO and retail inventory method is unchanged. ASU 2015-11 will become effective prospectively for fiscal years beginning after December 15, 2016 (our Fiscal 2018). We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and do not expect adoption to have a material impact.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805), to simplify the accounting for measurement-period adjustments in a business combination. Under the new standard, an acquirer must recognize adjustments to provisional amounts in a business combination in the reporting period in which the adjustment amounts are determined, rather than retrospectively adjusting the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill as under current guidance. ASU 2015-16 is effective prospectively for fiscal years, and the interim periods within those years, beginning after December 15, 2015 (our Fiscal 2017). We adopted this standard on August 28, 2016 and have accounted for all adjustments to provisional amounts in accordance with this guidance.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The new standard is effective retrospectively or on a modified retrospective basis for fiscal years beginning after December 15, 2018 (our Fiscal 2020), including interim periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and do not expect adoption to have a material impact.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for the related income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016 (our Fiscal 2018), including interim periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and do not expect adoption to have a material impact.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230), which provides guidance for eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective retrospectively for annual reporting periods beginning after December 15, 2017 (our Fiscal 2019), including interim periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and do not expect adoption to have a material impact.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350), which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment change. ASU 2017-04 is effective prospectively for fiscal years, and the interim periods within those years, beginning after December 15, 2019 (our Fiscal 2021). We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and do not expect adoption to have a material impact.

Note 2: Business Combination, Goodwill and Other Intangible Assets

We acquired 100% of the ownership interests of Grand Design on November 8, 2016 in accordance with the Securities Purchase Agreement for an aggregate purchase price of $520.5 million, which was paid in cash and Winnebago shares as follows:

(In thousands, except shares)	November 8, 2016
Cash	$396,442
Winnebago shares: 4,586,555 at $27.05 per share	124,066
Total	$520,508
The cash portion was funded from cash on hand and borrowings under our ABL and Term Loan agreements. The stock was valued using our share price on the date of closing.
The acquisition has been accounted for in accordance with ASC 805, Business Combinations, using the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price was allocated to the net tangible and intangible assets of Grand Design acquired, based on their fair values at the date of the acquisition. The estimated fair values are preliminary and based on the information that was available as of the date of the acquisition. We believe that the information provides a reasonable basis for estimating the fair values, but we are waiting for additional information necessary to finalize these amounts, particularly with respect to income taxes. Thus, the preliminary measurements of fair value reflected are subject to change. We expect to finalize the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the acquisition date. The preliminary allocation of the purchase price to assets acquired and liabilities assumed is as follows:

(in thousands)	November 8, 2016
Cash	$1,748
Accounts receivable	32,834
Inventories	15,300
Prepaid expenses and other assets	2,593
Property, plant and equipment	8,998
Goodwill	244,164
Other intangible assets	253,100
Total assets acquired	558,737

Accounts payable	11,163
Accrued compensation	3,615
Product warranties	12,904
Promotional	3,976
Other	1,569
Deferred tax liabilities	5,002
Total liabilities assumed	38,229

Total purchase price	$520,508
The acquisition of 100% of the ownership interests of Grand Design occurred in two steps: (1) direct purchase of 89.34% of Grand Design member interests and (2) simultaneous acquisition of the remaining 10.66% of Grand Design member interests via the purchase of 100% of the shares of SP GE VIII-B GD RV Blocker Corp. (Blocker Corp) which held the remaining 10.66% of the Grand Design member interests.   We agreed to acquire Blocker Corp as part of the Securities Purchase Agreement and we did not receive a step-up in basis for 10.66% of the Grand Design assets.  As a result, we established a deferred tax liability of $8.5 million on the opening balance sheet that relates to intangibles that will not be amortizable for tax purposes.

The goodwill recognized is primarily attributable to the value of the workforce, reputation of founders, customer and dealer growth opportunities and expected synergies. Key areas of cost synergies include increased purchasing power for raw materials, and supply chain consolidation. Goodwill is expected to be mostly deductible for tax purposes. The goodwill resulting from the acquisition of Grand Design increased total goodwill to $245.4 million within the Towable segment as of February 25, 2017 from $1.2 million as of August 27, 2016. As permitted under ASC 805, Business Combinations, the change in the carrying amount of goodwill for the three months ended February 25, 2017 was due to purchase accounting adjustments of $5.8 million to tax related acquired balances.

The allocation of the purchase price to the net assets acquired and liabilities assumed resulted in the recognition of intangible assets with fair value on the closing date of November 8, 2016 and amortization accumulated from the closing date through February 25, 2017 as follows:

(in thousands)	Weighted Average Life- Years	Fair Value Amount	Accumulated Amortization
Trade name	Indefinite	$148,000	$—
Dealer network	12.0	80,500	2,003
Backlog	0.5	18,000	9,924
Non-compete agreements	4.0	4,600	418
Leasehold interest-favorable	8.1	2,000	73
Total		253,100	$12,418
Accumulated amortization		(12,418)
Net book value of intangible assets		$240,682

The fair value of the trade name and dealer network were estimated using an income approach.  Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. The fair value of the trade name was estimated using an income approach, specifically known as the relief from royalty method. The relief from royalty method is based on the hypothetical royalty stream that would be received if we were to license the trade name and was based on expected revenues. The fair value of the dealer network was estimated using an income approach, specifically the cost to recreate/cost savings method. This method uses the replacement of the asset as an indicator of the fair value of the asset. The useful life of the intangible assets was determined considering the period of expected cash flows used to measure the fair value of the intangible assets adjusted as appropriate for the entity-specific factors including legal, regulatory, contractual, competitive, economic or other factors that may limit the useful life of the intangible assets.
For the six months ended February 25, 2017 and February 27, 2016, amortization of intangible assets charged to operations was $12.4 million and $0, respectively. The weighted average remaining amortization period for intangible assets as of February 25, 2017 was approximately 9.6 years. Remaining estimated aggregate annual amortization expense by fiscal year is as follows:

(in thousands)	Amount
Remainder of 2017	$12,242
2018	7,854
2019	7,733
2020	7,733
2021	7,733
2022	7,106
Thereafter	42,281
Within the Towable segment, the results of Grand Design's operations have been included in our consolidated financial statements from the close of the acquisition. The following table provides net revenues and operating income (which includes amortization expense) from the Grand Design business included in our consolidated results during the six months ended February 25, 2017 following the November 8, 2016 closing date:

Six Months Ended
(in thousands)	February 25, 2017
Net revenues	$169,421
Operating income	8,130

Unaudited pro forma information has been prepared as if the acquisition had taken place on August 30, 2015. The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transaction actually taken place on August 30, 2015, and the unaudited pro forma information does not purport to be indicative of future financial operating results. The unaudited pro forma condensed consolidated financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquisitions. Unaudited pro forma information is as follows:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	February 25, 2017	February 27, 2016	February 25, 2017	February 27, 2016
Net revenues	$370,510	$319,355	$711,485	$619,738
Net income	20,884	6,960	41,153	8,157
Income per share - basic	0.66	0.22	1.30	0.26
Income per share - diluted	0.66	0.22	1.30	0.26

The unaudited pro forma data above includes the following significant non-recurring adjustments made to account for certain costs which would have changed if the acquisition of Grand Design had been completed on August 30, 2015:

	Three Months Ended		Six Months Ended
(In thousands)	February 25, 2017	February 27, 2016	February 25, 2017	February 27, 2016
Amortization of intangibles (1 year or less useful life)	$(8,435)	$8,435	$(10,376)	$17,143
Increase in amortization of intangibles	—	1,933	1,551	3,866
Expenses related to business combination (transaction costs) (1)	(463)	463	(5,982)	6,303
Interest to reflect new debt structure	—	4,937	3,672	9,895
Taxes related to the adjustments to the pro forma data and to the income of Grand Design	3,292	(1,407)	8,303	(5,730)
(1) Pro forma transaction costs include $0.1 million incurred by Grand Design prior to acquisition.

We incurred approximately $6.2 million of acquisition-related costs to date, of which $0.5 million and $5.9 million were expensed during the three and six months ended February 25, 2017 and $0.3 million was expensed in the three months ended August 27, 2016.

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

We organize our business on a product basis. Each reportable segment is managed separately to better align to our customers, distribution partners and the unique market dynamics of the product groups. We have aggregated two operating segments into the Towable reporting segment based upon their similar products, customers, distribution methods, production processes and economic characteristics. The accounting policies of both reportable segments are the same and described in Note 1, "Summary of Significant Accounting Policies" in our annual report on Form 10-K for the year ended August 27, 2016.

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

The following table shows information by reporting segment:

	Three Months Ended		Six Months Ended
(In thousands)	February 25, 2017	February 27, 2016	February 25, 2017	February 27, 2016
Net revenues
Motorized	$198,936	$205,138	$394,061	$402,478
Towable	171,574	20,534	221,757	37,417
Consolidated	$370,510	$225,672	$615,818	$439,895

Adjusted EBITDA
Motorized	$9,117	$11,740	$19,140	$23,464
Towable	19,954	1,563	24,610	2,623
Consolidated	$29,071	$13,303	$43,750	$26,087

Capital Expenditures
Motorized	$1,953	$12,994	$5,099	$15,866
Towable	1,423	254	1,839	491
Consolidated	$3,376	$13,248	$6,938	$16,357

Total Assets
Motorized	$315,374	$332,698	$315,374	$332,698
Towable	579,347	27,644	579,347	27,644
Consolidated	$894,721	$360,342	$894,721	$360,342

Reconciliation of net income to consolidated Adjusted EBITDA:

	Three Months Ended		Six Months Ended
(In thousands)	February 25, 2017	February 27, 2016	February 25, 2017	February 27, 2016
Net income	$15,278	$9,354	$27,016	$17,912
Interest expense	5,178	—	6,306	—
Provision for income taxes	7,916	4,131	13,536	8,467
Depreciation	1,848	1,393	3,428	2,763
Amortization of intangible assets	10,367	—	12,418	—
EBITDA	40,587	14,878	62,704	29,142
Postretirement health care benefit income	(11,983)	(1,593)	(24,796)	(2,938)
Transaction costs	463	—	5,925	—
Non-operating expense (income)	4	18	(83)	(117)
Adjusted EBITDA	$29,071	$13,303	$43,750	$26,087

Note 4: Concentration Risk

One of our dealer organizations, La Mesa RV Center, Inc., accounted for 13.7% and 16.4% of our consolidated net revenues for the first six months of Fiscal 2017 and Fiscal 2016, respectively. A second dealer organization, FreedomRoads, LLC, accounted for 11.8% and 21.2% of our consolidated net revenues for the first six months of Fiscal 2017 and Fiscal 2016, respectively. These dealers declined on a relative basis due to the growth of other dealers and due to the addition of Grand Design revenue in Fiscal 2017. The loss of either or both of these dealer organizations could have a significant adverse effect on our business. In addition, deterioration in the liquidity or creditworthiness of these dealers could negatively impact our sales and could trigger repurchase obligations under our repurchase agreements.

Note 5: Derivatives, Investments and Fair Value Measurements
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

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at February 25, 2017 and August 27, 2016 according to the valuation techniques we used to determine their fair values:

		Fair Value Measurements Using Inputs Considered As
(In thousands)	Fair Value at February 25, 2017	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs
Cash equivalents (1)	$—	$—	$—	$—
Assets that fund deferred compensation:
Domestic equity funds	2,799	2,707	92	—
International equity funds	193	150	43	—
Fixed income funds	226	151	75	—
Interest rate swap contract	(709)	—	(709)	—
Total assets (liabilities) at fair value	$2,509	$3,008	$(499)	$—

		Fair Value Measurements Using Inputs Considered As
(In thousands)	Fair Value at August 27, 2016	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs
Cash equivalents (1)	$77,234	$77,234	$—	$—
Assets that fund deferred compensation:
Domestic equity funds	3,587	3,515	72	—
International equity funds	258	225	33	—
Fixed income funds	265	206	59	—
Interest rate swap contract	—	—	—	—
Total assets at fair value	$81,344	$81,180	$164	$—

(1)	Cash equivalent balances valued using Level 1 inputs include only those accounts that may fluctuate in value. Cash in disbursing accounts and on-demand accounts are not included above.

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

Interest Rate Swap Contract
Under terms of our Credit Facility (see Note 9) we are required to hedge a portion of the floating interest rate exposure. In accordance with this requirement, we entered into an interest swap contract on January 23, 2017, which effectively fixed our interest rate on $200.0 million of our Term Loan at 6.32%. The notional amount of the swap decreases to $170.0 million on December 8, 2017, $120.0 million on December 10, 2018, and $60.0 million on December 9, 2019 and expires on December 8, 2020.

The fair value of the interest rate swap based on a Level 2 valuation was $0.7 million as of February 25, 2017. The fair value is classified as Level 2 as it is corroborated based on observable market data. This amount is included in other non-current liabilities and accumulated other comprehensive income on the consolidated balance sheet since the interest rate swap has been designated for hedge accounting.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Our non-financial assets, which include goodwill, intangible assets, and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, we must evaluate the non-financial asset for impairment. If an impairment did occur, the asset is required to be recorded at the estimated fair value. During the first six months of Fiscal 2017, no impairments were recorded for non-financial assets.

The carrying value of our debt as of February 25, 2017 approximates fair value as interest is at variable market rates.

Note 6: Inventories
Inventories consist of the following:

(In thousands)	February 25, 2017	August 27, 2016
Finished goods	$35,070	$19,129
Work-in-process	77,346	76,350
Raw materials	70,335	60,740
Total	182,751	156,219
LIFO reserve	(34,295)	(33,697)
Total inventories	$148,456	$122,522
The above value of inventories, before reduction for the LIFO reserve, approximates replacement cost at the respective dates. Of the $182.8 million and $156.2 million inventory at February 25, 2017 and August 27, 2016, respectively, $158.5 million and $149.4 million is valued on a LIFO basis; the remaining inventories of $24.3 million and $6.8 million at February 25, 2017 and August 27, 2016, respectively, are valued on a FIFO basis.

Note 7: Property, Plant and Equipment
Property, plant and equipment is stated at cost, net of accumulated depreciation and consists of the following:

(In thousands)	February 25, 2017	August 27, 2016
Land	$4,047	$3,864
Buildings and building improvements	70,424	62,073
Machinery and equipment	98,883	95,087
Software	17,965	15,878
Transportation	9,187	8,956
Total property, plant and equipment, gross	200,506	185,858
Less accumulated depreciation	(132,648)	(129,927)
Total property, plant and equipment, net	$67,858	$55,931

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

Changes in our product warranty liability are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	February 25, 2017	February 27, 2016	February 25, 2017	February 27, 2016
Balance at beginning of period	$24,551	$11,585	$12,412	$11,254
Provision	7,734	3,439	11,632	7,467
Claims paid	(7,255)	(3,297)	(11,918)	(6,994)
Acquisition of Grand Design	—	—	12,904	—
Balance at end of period	$25,030	$11,727	$25,030	$11,727

Note 9: Long-Term Debt

The components of long-term debt are as follows:

(In thousands)	February 25, 2017	August 27, 2016
ABL	$40,000	$—
Term Loan	300,000	—
	340,000	—
Less: debt issuance cost, net	(10,535)	—
	329,465	—
Less: current maturities	(11,301)	—
Long-term debt, less current maturities	$318,164	$—

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
Under the ABL agreement, to determine interest due, we can elect to base the rate on the alternate base rate (prime rate, NYFRB rate or adjusted LIBOR for one-month period) plus 0.5% to 1.0%, depending on the amount of borrowings outstanding, or an adjusted LIBOR rate for a period of one, two, three or six months as selected by us plus 1.50% to 2.0%, depending on the amount of borrowings outstanding. The interest rate we paid as of February 25, 2017 was 2.5%. We also pay a commitment fee equal to 0.375% if the average utilized portion is less than or equal to 50%, or 0.25% if the utilized portion is greater than 50% of availability.
Under the Term Loan agreement, we have a seven year credit facility repayable in quarterly installments in an aggregate amount equal to 1.0% of the original amount of the Term Loan on March 31, June 30 and September 30, 2017; 1.25% each calendar quarter end thereafter; with the balance payable at the end of seven years on November 8, 2023. There are mandatory prepayments for proceeds of new debt, sale of significant assets or subsidiaries and annually for 50% of excess cash flow beginning with Fiscal 2017 (the 50% is subject to step-downs to 25% and 0% if the total net leverage ratio, as defined in the Term Loan agreement, is less than 2.5 to 1.0 and 2.0 to 1.0, respectively, as of the last day of the period). Incremental term loans of up to $125.0 million are available if certain financial ratios and other conditions are met.
Under the Term Loan agreement, to determine interest due, we can elect to base the rate on the alternate base rate (prime rate, NYFRB rate or adjusted LIBOR for one-month period with a floor of 2%) plus 3.50% or an adjusted LIBOR rate (with a floor of 1%) for the interest period selected plus 4.50%. The interest rate as of February 25, 2017, before consideration of the hedge, was 5.5%.
Under the Credit Facility, we are required to enter into a hedging arrangement to effectively fix the LIBOR component of interest cost at the prevailing swap rate with a notional amount of at least 50% of the projected outstanding principal amount of the Term Loan. The hedging arrangement needs to be maintained until the later of 3 years from closing date or the date the leverage ratio is less than 2.0 to 1.0. In accordance with this requirement, we entered into an interest rate swap contract in January 2017 (see Note 5).
The Term Loan agreement includes financial covenants requiring that the fixed charge coverage ratio at the end of any four fiscal quarters be not less than 1.0 to 1.0, defined as consolidated EBITDA (as defined) less capital expenditures (as defined), over fixed charges, generally defined as cash interest, cash income taxes, principal payments on loans, and dividends, and that the senior secured net leverage ratio at the end of each fiscal quarter be not greater than 3.5 to 1.0 prior to the fiscal quarter ending November 24, 2018 and 3.25 to 1.0 for each quarter thereafter, defined generally as the ratio of total secured indebtedness minus cash and permitted investments, to consolidated EBITDA (as defined).
The ABL agreement generally contains similar covenants, and includes restrictions on indebtedness, liens, mergers, consolidations, investments, guarantees, acquisitions, sales of assets, and transactions with affiliates. Dividends, redemptions and other payments on equity are generally limited to $20.0 million in any fiscal year; higher amounts may be paid if the total net leverage ratio does not exceed 3.0 to 1.0. Customary events of default (with customary grace periods, notice and cure periods and thresholds) include payment default, breach of representation in any material respect, breach of covenants, default to material indebtedness, bankruptcy, ERISA violations, material judgments, change in control and termination of invalidity of guaranty or security documents. As of February 25, 2017, we are in compliance with the financial covenants of the Credit Facility agreements.
The ABL and Term Loan are guaranteed by Winnebago Industries, Inc. and all material direct and indirect domestic subsidiaries, and are secured by a security interest in all property of ours, except minor excluded assets.
As of February 25, 2017, $10.5 million of debt issuance costs, net of amortization of $0.5 million, were recorded as a direct deduction from long-term debt, $1.4 million from the current portion and $9.1 million from the long-term portion. Unamortized debt issuance costs of $0.1 million related to the prior Amended Credit Agreement were expensed in the three months ended November 26, 2016.
Aggregate contractual maturities of debt in future fiscal years, are as follows:

(In thousands)		Amount
Year:	2017	$6,000
	2018	14,250
	2019	15,000
	2020	15,000
	2021	15,000
	2022	55,000
	2023	15,000
	2024	204,750
	Total debt	$340,000

Note 10: Employee and Retiree Benefits
Postretirement health care and deferred compensation benefits are as follows:

(In thousands)	February 25, 2017	August 27, 2016
Postretirement health care benefit cost	$—	$6,346
Non-qualified deferred compensation	17,230	18,003
Executive share option plan liability	2,468	3,341
SERP benefit liability	2,723	2,681
Executive deferred compensation	495	389
Officer stock-based compensation	1,080	763
Total deferred compensation and postretirement health care benefits	23,996	31,523
Less current portion	(4,626)	(4,574)
Long-term deferred compensation and postretirement health care benefits	$19,370	$26,949

Postretirement Health Care Benefits
Historically, we provided certain health care and other benefits for retired employees hired before April 1, 2001, who had fulfilled eligibility requirements at age 55 with 15 years of continuous service. We used a September 1 measurement date for this plan and our postretirement health care plan was not funded.

In Fiscal 2005, through a plan amendment, we established dollar caps on the amount that we paid for postretirement health care benefits per retiree on an annual basis so that we were not exposed to continued medical inflation. Retirees were required to pay a monthly premium in excess of the employer dollar caps for medical coverage based on years of service and age at retirement. Each year from 2012 to 2015, the employer established dollar caps were reduced by 10% through plan amendments. In 2016, postretirement health care benefits were discontinued for retirees age 65 and over.  The plan amendment also included a 10% reduction in employer paid premiums for retirees under age 65. On October 26, 2016, we announced the termination of the remaining postretirement health care benefits to all participants. Beginning January 1, 2017, postretirement health care benefits were discontinued for retirees under age 65. As a result of these amendments, our liability for postretirement health care was reduced as presented in the following table.

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
(1) Plan amendments were amortized on a straight-line basis over the expected remaining service period of active plan participants.
(2) In accordance with ASC 715, the effects of the plan amendment are accounted for at the date the amendment is adopted and has been communicated to plan participants. The effective date for this plan amendment was October 26, 2016.

Net periodic postretirement benefit income consisted of the following components:

	Three Months Ended		Six Months Ended
(In thousands)	February 25, 2017	February 27, 2016	February 25, 2017	February 27, 2016
Interest cost	$—	$58	$29	$211
Service cost	—	23	16	63
Amortization of prior service benefit	(19,672)	(2,008)	(40,444)	(3,720)
Amortization of net actuarial loss	7,689	415	15,648	782
Net periodic postretirement benefit income	$(11,983)	$(1,512)	$(24,751)	$(2,664)

Payments for postretirement health care	$15	$278	$68	$506

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
Stock-based compensation expense was $0.7 million and $0.6 million during the second quarters of Fiscal 2017 and 2016, respectively. Stock-based compensation expense was $1.5 million and $1.3 million during the first six months of Fiscal 2017 and 2016, respectively. Compensation expense is recognized over the requisite service period of the award.
Dividends
On December 14, 2016, the Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock, which was paid on January 25, 2017 to shareholders of record at the close of business on January 11, 2017.

On March 15, 2017, the Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock, payable on April 26, 2017 to shareholders of record at the close of business on April 12, 2017.

Share Registration
As a result of the acquisition of Grand Design, Winnebago agreed to register the 4,586,555 shares of common stock issued to the Summit Sellers and the RDB Sellers pursuant to the terms of a registration rights agreement. Under the registration rights agreement, Winnebago filed a shelf registration statement on January 20, 2017 to register these shares for resale.

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
Our repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 18 months, provide that our liability will be the lesser of remaining principal owed by the dealer to the lending institution, or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our total contingent liability on all repurchase agreements was approximately $640.2 million and $409.3 million at February 25, 2017 and August 27, 2016, respectively, with the increase attributed primarily to Grand Design.
In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of recreation vehicles to repurchase current inventory if a dealership exits the business. Incremental repurchase exposure beyond existing repurchase agreements, related to dealer inventory in states that we have had historical experience of repurchasing inventory, totaled $10.9 million and $7.9 million at February 25, 2017 and August 27, 2016, respectively, with the increase attributed primarily to Grand Design.
Our risk of loss related to our repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders although two dealer organizations account for approximately 26% of our revenues in the first six months of Fiscal 2017. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on the repurchase exposure as previously described, we established an associated loss reserve. Our accrued losses on repurchases were $1.5 million as of February 25, 2017 and $0.9 million as of August 27, 2016. Repurchase risk is affected by the credit worthiness of our dealer network and we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to establish the loss reserve for repurchase commitments.
A summary of repurchase activity is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	February 25, 2017	February 27, 2016	February 25, 2017	February 27, 2016
Inventory repurchased	$—	$—	$—	$—
Cash collected on resold inventory	$22	$—	$22	$36
Loss (gain) realized on resold inventory	$6	$—	$6	$(1)

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
Lease Commitments
As part of our acquisition of Grand Design, we acquired leases to two properties which hold Grand Design’s current principal facilities, and facilities under construction for expansion. The lessor under these leases is an Indiana limited liability company, Three Oaks, LLC, owned by three of Grand Design's selling equity holders. One of the selling equity holders, Mr. Don Clark, has assumed the position of Vice President for Winnebago and is the President of Grand Design. Upon joining our company, Mr. Clark has agreed that as long as he is an employee of Grand Design he has relinquished his voting rights in Three Oaks, LLC while retaining all other economic rights in Three Oaks, LLC.

Our future lease commitments included these related party leases as well as a non-related party lease of an office facility as follows:

(In thousands)		Related Party Amount	Non-related Party Amount	Total
Year Ended:	2017	$858	$224	$1,082
	2018	1,897	477	2,374
	2019	1,800	505	2,305
	2020	1,800	518	2,318
	2021	1,800	523	2,323
	Thereafter	8,374	766	9,140
	Total	$16,529	$3,013	$19,542
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

We file tax returns in the US federal jurisdiction, as well as various international and state jurisdictions. Although certain years are no longer subject to examination by the IRS and various state taxing authorities, net operating loss carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities if they have been or will be used in a future period. As of February 25, 2017, our federal returns from Fiscal 2012 to present continue to be subject to review by the IRS. The IRS review of our Fiscal 2014 Federal Return has been finalized with no material adjustment. With few exceptions, the state returns from Fiscal 2009 to present continue to be subject to review by the state taxing jurisdictions. We recently have concluded a state audit covering our Fiscal 2012-14 years with no material adjustment. A number of years may elapse before an uncertain tax position is audited and finally resolved, and it is often very difficult to predict the outcome of such audits.

As of February 25, 2017, our unrecognized tax benefits were $1.9 million including accrued interest and penalties of $0.6 million. If we were to prevail on all unrecognized tax benefits recorded, $1.5 million of the $1.9 million would benefit the overall effective tax rate. It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits as tax expense. We do not believe that there will be a significant change in the total amount of unrecognized tax benefits within the next twelve months.

Note 14: Earnings Per Share
The following table reflects the calculation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	February 25, 2017	February 27, 2016	February 25, 2017	February 27, 2016
Income per share - basic
Net income	$15,278	$9,354	$27,016	$17,912
Weighted average shares outstanding	31,577	26,936	29,707	26,956
Net income per share - basic	$0.48	$0.35	$0.91	$0.66

Income per share - assuming dilution
Net income	$15,278	$9,354	$27,016	$17,912
Weighted average shares outstanding	31,577	26,936	29,707	26,956
Dilutive impact of awards and options outstanding	109	79	120	86
Weighted average shares and potential dilutive shares outstanding	31,686	27,015	29,827	27,042
Net income per share - assuming dilution	$0.48	$0.35	$0.91	$0.66

The computation of weighted average shares and potential dilutive shares outstanding excludes the effects of options to purchase 61,000 and 15,846 shares of common stock at February 25, 2017 and February 27, 2016, respectively. These amounts were not included in the computation of diluted income per share because they are considered anti-dilutive under the treasury stock method per ASC 260, Earnings Per Share.

Note 15: Accumulated Other Comprehensive Income (Loss)

Changes in AOCI by component, net of tax, were:

	Three Months Ended
	February 25, 2017			February 27, 2016
(In thousands)	Defined Benefit Pension Items	Interest Rate Swap	Total	Defined Benefit Pension Items	Interest Rate Swap	Total
Balance at beginning of period	$6,952	$—	$6,952	$14,598	$—	$14,598

OCI before reclassifications	—	(439)	(439)	—	—	—
Amounts reclassified from AOCI	(7,413)	—	(7,413)	(982)	—	(982)
Net current-period OCI	(7,413)	(439)	(7,852)	(982)	—	(982)

Balance at end of period	$(461)	$(439)	$(900)	$13,616	$—	$13,616

	Six Months Ended
	February 25, 2017			February 27, 2016
(In thousands)	Defined Benefit Pension Items	Interest Rate Swap	Total	Defined Benefit Pension Items	Interest Rate Swap	Total
Balance at beginning of period	$10,975	$—	$10,975	$(2,274)	$—	$(2,274)

OCI before reclassifications	3,903	(439)	3,464	17,701	—	17,701
Amounts reclassified from AOCI	(15,339)	—	(15,339)	(1,811)	—	(1,811)
Net current-period OCI	(11,436)	(439)	(11,875)	15,890	—	15,890

Balance at end of period	$(461)	$(439)	$(900)	$13,616	$—	$13,616

Reclassifications out of AOCI in net periodic benefit costs, net of tax, were:

		Three Months Ended		Six Months Ended
(In thousands)	Location on Consolidated Statements of Income and Comprehensive Income	February 25, 2017	February 27, 2016	February 25, 2017	February 27, 2016
Amortization of prior service credit	Operating expenses	$(12,177)	$(1,242)	(25,035)	(2,302)
Amortization of net actuarial loss	Operating expenses	4,764	260	9,696	491
Total reclassifications		$(7,413)	$(982)	$(15,339)	$(1,811)

Note 16: Subsequent Event

On March 15, 2017 our Board of Directors declared a cash dividend of $0.10 per share as noted in Note 11.

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

Forward-Looking Information

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements are inherently uncertain. A number of factors could cause actual results to differ materially from these statements, including, but not limited to increases in interest rates, availability of credit, low consumer confidence, availability of labor, significant increase in repurchase obligations, inadequate liquidity or capital resources, availability and price of fuel, a slowdown in the economy, increased material and component costs, availability of chassis and other key component parts, sales order cancellations, slower than anticipated sales of new or existing products, new product introductions by competitors, the effect of global tensions, integration of operations relating to mergers and acquisitions activities, any unexpected expenses related to ERP, risks relating to the integration of our acquisition of Grand Design including: risks inherent in the achievement of cost synergies and the timing thereof, risks related to the disruption of the transaction to Winnebago and Grand Design and its management, the effect of the transaction on Grand Design's ability to retain and hire key personnel and maintain relationships with customers, suppliers and other third parties, risk related to compliance with debt covenants and leverage ratios, risks related to integration of the two companies and other factors. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested is contained in our filings with the SEC over the last 12 months, copies of which are available from the SEC or from us upon request. We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this release or to reflect any changes in expectations after the date of this release or any change in events, conditions or circumstances on which any statement is based, except as required by law.

Overview
Winnebago Industries, Inc. is a leading US manufacturer of RVs with a proud history of manufacturing RV products for more than 50 years. We currently produce the majority of our motorhomes in vertically integrated manufacturing facilities in Iowa and we produce all travel trailer and fifth wheel trailers in Indiana. We are in the process of expanding some motorhome manufacturing to Junction City, Oregon. We distribute our products primarily through independent dealers throughout the US and Canada, who then retail the products to the end consumer.
Significant Transaction

On November 8, 2016, we closed on the acquisition of all the issued and outstanding capital stock of towable recreational vehicle manufacturer Grand Design for initial consideration of $520.5 million. This acquisition was funded from our cash on hand, $353.0 million from asset-based revolving and term loan credit facilities, as well as stock consideration as is more fully described in Note 2 and Note 9 to the Consolidated Financial Statements. We purchased Grand Design to significantly expand our existing towable RV product offerings and dealer base and acquire executive talent in the RV industry.

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

	Rolling 12 Months Through January		Calendar Year
US and Canada	2017	2016	2016	2015	2014	2013
Motorized A, B, C	17.8%	20.2%	18.0%	20.5%	20.7%	18.6%
Travel trailer and fifth wheels	1.9% (1)	0.9%	1.7% (1)	0.9%	0.8%	1.0%

(1)	Includes retail unit market share for Grand Design since acquisition on November 8, 2016.

Industry Trends

Key reported statistics for the North American RV industry are as follows:

•	Wholesale unit shipments: RV product delivered to the dealers, which is reported monthly by RVIA

•	Retail unit registrations: consumer purchases of RVs from the dealer, which is reported monthly by Stat Surveys

We track RV industry conditions using these key statistics to monitor trends and evaluate and understand our performance relative to the overall industry. The rolling twelve months shipment and retail information for 2017 and 2016 as noted in the next table illustrates that the RV industry continues to grow both at the wholesale and retail level. We believe that retail demand is the key driver to continued growth in the RV industry and that annual RV shipments will generally be in line with retail registrations in the future.

	US and Canada Industry
	Wholesale Unit Shipments per RVIA				Retail Unit Registrations per Stat Surveys
	Rolling 12 Months through January				Rolling 12 Months through January
	2017	2016	Unit Change	% Change	2017	2016	Unit Change	% Change
Towable (1)	364,642	316,808	47,834	15.1%	344,590	311,026	33,564	10.8%
Motorized (2)	55,391	47,856	7,535	15.7%	50,262	45,363	4,899	10.8%
Combined	420,033	364,664	55,369	15.2%	394,852	356,389	38,463	10.8%

(1)	Towable: Fifth wheel and travel trailer products

(2)	Motorized: Class A, B and C products

The most recent towable and motorized RVIA wholesale shipment forecasts for calendar year 2017 compared to actual 2016 shipments as noted in the table below illustrates continued projected growth of the industry. The outlook for future growth in RV sales is based on continued modest gains in job and disposable income prospects as well as low inflation, and takes into account the impact of slowly rising interest rates, a strong U.S. dollar and continued weakness in energy production and prices.

	Calendar Year
Wholesale Unit Shipments per RVIA	2017 Forecast (1)	2016 Actual	Unit Change	% Change
Towable	374,400	362,685	11,715	3.2%
Motorized	57,700	54,741	2,959	5.4%
Combined	432,100	417,426	14,674	3.5%

(1)	Forecast prepared by Dr. Richard Curtin of the University of Michigan Consumer Survey Research Center for RVIA and reported in the Roadsigns RV Spring 2017 Industry Forecast Issue.

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

The following table illustrates the cumulative project costs:

	Fiscal	Fiscal	Fiscal 2017		Cumulative
(In thousands)	2015	2016	Q1	Q2	Investment
Capitalized	$3,291	$7,798	$1,518	$530	$13,137	(1)	56%
Expensed	2,528	5,930	1,165	517	10,140		44%
Total	$5,819	$13,728	$2,683	$1,047	$23,277		100%
(1) $6.4 million of our cumulative capitalized investment has been placed in service and is being amortized over a 10-year life.

Consolidated Results of Operations
Current Quarter Compared to the Comparable Quarter Last Year
The following is an analysis of changes in key items included in the consolidated statements of operations:

	Three Months Ended
(In thousands, except percent and per share data)	February 25, 2017	% of Revenues(1)	February 27, 2016	% of Revenues(1)	Increase (Decrease)	% Change
Net revenues	$370,510	100.0%	$225,672	100.0%	$144,838	64.2%
Cost of goods sold	321,194	86.7%	200,396	88.8%	120,798	60.3%
Gross profit	49,316	13.3%	25,276	11.2%	24,040	95.1%

Selling	9,553	2.6%	4,929	2.2%	4,624	93.8%
General and administrative	12,540	3.4%	8,437	3.7%	4,103	48.6%
Postretirement health care benefit income	(11,983)	(3.2)%	(1,593)	(0.7)%	(10,390)	652.2%
Transaction costs	463	0.1%	—	—%	463	—%
Amortization of intangible assets	10,367	2.8%	—	—%	10,367	—%
Operating expenses	20,940	5.7%	11,773	5.2%	9,167	77.9%

Operating income	28,376	7.7%	13,503	6.0%	14,873	110.1%
Interest expense	5,178	1.4%	—	—%	5,178	—%
Non-operating income	4	—%	18	—%	(14)	(77.8)%
Income before income taxes	23,194	6.3%	13,485	6.0%	9,709	72.0%
Provision for income taxes	7,916	2.1%	4,131	1.8%	3,785	91.6%
Net income	$15,278	4.1%	$9,354	4.1%	$5,924	63.3%

Diluted income per share	$0.48		$0.35		$0.13	37.1%
Diluted average shares outstanding	31,686		27,015		4,671	17.3%
(1) Percentages may not add due to rounding differences.
Consolidated net revenues increased $144.8 million or 64.2% in the second quarter of Fiscal 2017 over the second quarter of Fiscal 2016. This was primarily due to the acquisition of Grand Design which added revenues of $143.6 million in the quarter. In addition, Winnebago-branded Towables revenues rose $7.5 million or 36.3% in the quarter over the second quarter of Fiscal 2016.

Cost of goods sold was $321.2 million, or 86.7% of net revenues for the second quarter of Fiscal 2017 compared to $200.4 million, or 88.8% of net revenues for the same period a year ago due to the following:

•
Total variable costs (materials, direct labor, variable overhead, delivery expense and warranty), as a percent of net revenues, decreased from 83.0% to 82.3%, primarily due to higher proportion of Towable revenue in the quarter.

•
Fixed overhead (manufacturing support labor, depreciation and facility costs) and research and development-related costs decreased from 5.8% to 4.3% of net revenues due mainly to higher proportion of Towable revenue in the quarter.

•	All factors considered, gross profit increased from 11.2% to 13.3% of net revenues.
Selling expenses were $9.6 million and $4.9 million, or 2.6% and 2.2% of net revenues in the second quarter of Fiscal 2017 and Fiscal 2016, respectively. The increase in the second quarter of Fiscal 2017 was primarily due to additional $4.7 million in Towable selling expenses.
General and administrative expenses were $12.5 million and $8.4 million, or 3.4% and 3.7% of net revenues in the second quarter of Fiscal 2017 and Fiscal 2016, respectively. This dollar increase was due to the addition of $3.5 million of general and administrative expenses related to Towable expenses and an increase in salaried wages, while the expenses as a percentage of revenues declined.
Postretirement health care benefit income increased by $10.4 million in the second quarter of Fiscal 2017 due to a plan amendment that terminated the plan effective January 1, 2017. As a result of this amendment, our liability for postretirement health care was eliminated and a benefit was recorded on the statement of income.
Transaction costs of $0.5 million in the second quarter of Fiscal 2017 relate to the acquisition of Grand Design.
Amortization of intangible assets expense of $10.4 million is related to definite-lived intangibles established as of the acquisition of Grand Design in the first quarter of Fiscal 2017.

Interest expense was $5.2 million in the second quarter of Fiscal 2017. It is related to the ABL and Term Loan agreements as we borrowed $353.0 million on November 8, 2016 for the acquisition of Grand Design. See Analysis of Financial Condition, Liquidity, and Resources and Note 9 for further information.
The overall effective income tax rate for the second quarter of Fiscal 2017 was 34.1% compared to the effective tax rate of 30.6% for the same period in Fiscal 2016. The effective rate for the second quarter of Fiscal 2016 was favorably impacted by retroactive reinstatements of the federal research and development credit and other credits that were enacted in December 2015. Also, the increase in effective rate is due to higher pre-tax income associated with the acquisition of Grand Design resulting in lower permanent deductions as a percentage of pre-tax income.
Net income and diluted income per share were $15.3 million and $0.48 per share, respectively, for the second quarter of Fiscal 2017. In the second quarter of Fiscal 2016, net income was $9.4 million and diluted income was $0.35 per share.

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

•	The following table reconciles net income to consolidated Adjusted EBITDA.

	Three Months Ended
(In thousands)	February 25, 2017	February 27, 2016
Net income	$15,278	$9,354
Interest expense	5,178	—
Provision for income taxes	7,916	4,131
Depreciation	1,848	1,393
Amortization of intangible assets	10,367	—
EBITDA	40,587	14,878
Postretirement health care benefit income	(11,983)	(1,593)
Transaction costs	463	—
Non-operating income	4	18
Adjusted EBITDA	$29,071	$13,303

We have provided non-GAAP performance measures of EBITDA and Adjusted EBITDA as a comparable measure to illustrate the effect of non-recurring transactions occurring during the quarter and improve comparability of our results from period to period. EBITDA is defined as net income before interest expense, provision for income taxes, and depreciation and amortization expense.  We believe EBITDA and Adjusted EBITDA provide meaningful supplemental information about our operating performance because each measure excludes amounts that we do not consider part of our core operating results when assessing our performance. These types of adjustments are also specified in the definition of certain measures required under the terms of our Credit Facility. Examples of items excluded from Adjusted EBITDA include the postretirement health care benefit income from terminating the plan and the transaction costs related to our acquisition of Grand Design.

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

Segment Results of Operations
The following is an analysis of key changes in our Motorized segment:

Motorized
(In thousands, except units)	Three Months Ended
	Feb 25, 2017	% of Revenue	Feb 27, 2016	% of Revenue	Decrease	% Change
Net revenues	$198,936		$205,138		$(6,202)	(3.0)%
Adjusted EBITDA	9,117	4.6%	11,740	5.7%	(2,623)	(22.3)%

Unit deliveries	Feb 25, 2017	Product Mix % (1)	Feb 27, 2016	Product Mix % (1)	(Decrease) Increase	% Change
Class A	800	38.0%	836	41.1%	(36)	(4.3)%
Class B	376	17.8%	258	12.7%	118	45.7%
Class C	931	44.2%	939	46.2%	(8)	(0.9)%
Total motorhomes	2,107	100.0%	2,033	100.0%	74	3.6%

Motorhome ASP	$94,379		$99,561		$(5,182)	(5.2)%

			As Of
Backlog (2)			Feb 25, 2017	Feb 27, 2016	(Decrease) Increase	% Change
Units			2,143	2,792	(649)	(23.2)%
Dollars			$191,522	$253,492	$(61,970)	(24.4)%

Dealer Inventory
Units			5,068	4,737	331	7.0%
(1) Percentages may not add due to rounding differences.
(2) We include in our backlog all accepted orders from dealers to be shipped within the next six months. Orders in backlog can be cancelled or postponed at the option of the dealer at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales

Motorized net revenues decreased $6.2 million or 3.0% in the second quarter of Fiscal 2017 as compared to the second quarter of Fiscal 2016. This was primarily due to lower ASP on units sold and the $1.2 million reduction in sales to aluminum extrusion customers as we have ceased those activities, which were comparably low margin, in order to better utilize constrained labor resources in Iowa.

Motorized deliveries grew by 3.6% in the quarter which is lower than recent industry growth. Though unit deliveries were up, our overall motorized market share has moved from 20.2% to 17.8% when comparing shipments during the twelve month trailing periods ended January 2016 and January 2017. The decline has come in higher priced, Class A products. We have seen a related reduction in the backlog volumes. The unit growth we have generated has shifted our mix more towards Class B and Class C products which have a lower ASP. So although units increased 3.6%, motorhome ASP decreased 5.2%.

Motorized segment Adjusted EBITDA decreased $2.6 million or 22.3%. This reduction was primarily due to the mix of products sold in the quarter which had a lower ASP than Fiscal 2016. While unit volume grew 3.6%, revenues decreased by 3.0% due to the lower mix of higher priced Class A units. Adjusted EBITDA also decreased due to additional costs associated with the ramp up of our Junction City production facility and higher expenses related to additions to the management team.

The following is an analysis of key changes in our Towable segment:

Towable
(In thousands, except units)	Three Months Ended
	Feb 25, 2017	% of Revenue	Feb 27, 2016	% of Revenue	Increase	% Change
Net revenues	$171,574		$20,534		$151,040	735.6%
Adjusted EBITDA	19,954	11.6%	1,563	7.6%	18,391	1,176.6%

Unit deliveries	Feb 25, 2017	Product Mix % (1)	Feb 27, 2016	Product Mix % (1)	Increase	% Change
Travel trailer	3,046	56.3%	796	83.4%	2,250	282.7%
Fifth wheel	2,365	43.7%	158	16.6%	2,207	1,396.8%
Total towables	5,411	100.0%	954	100.0%	4,457	467.2%

Towables ASP	32,310		21,586		10,724	49.7%

			As Of
Backlog (2)			Feb 25, 2017	Feb 27, 2016	Increase	% Change
Units			8,490	168	8,322	4,953.6%
Dollars			$261,995	$3,336	$258,659	7,753.6%

Dealer Inventory
Units			9,216	2,306	6,910	299.7%

(1) Percentages may not add due to rounding differences.
(2) We include in our backlog all accepted orders from dealers to be shipped within the next six months. Orders in backlog can be cancelled or postponed at the option of the dealer at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales

Towable net revenues increased $151.0 million in the second quarter of Fiscal 2017 as compared to the second quarter of Fiscal 2016. This significant increase was primarily due to the acquisition of Grand Design which added revenues of $143.6 million in the quarter. In addition, Winnebago-branded towable revenues rose $7.5 million or 36.3% in the quarter.

Towable deliveries grew by 467.2% in the quarter primarily due to the acquisition of Grand Design and also due to Towables growth far in excess of recent industry trends. With the addition of Grand Design in November, our towables market share increased from 0.9% to 1.9% when comparing shipments during the twelve month trailing periods ended January 2016 and January 2017. The addition of Grand Design has also resulted in a higher ASP due to a greater proportion of higher-priced fifth wheel units for the second quarter of Fiscal 2017 compared to the same period in Fiscal 2016. Other strong increases in backlog and the dealer inventory turn ratio have been influenced by the acquisition of Grand Design.

Towable segment Adjusted EBITDA excludes the costs associated with the acquisition of Grand Design and as such increased $18.4 million. This increase illustrates the favorable impact of Grand Design and the organic growth of the Winnebago-branded towables operating unit. We achieved strong results in our towables operations, where shipments grew much faster than the industry as a result of greater penetration of our new products and further expansion of our distribution base. We believe we can continue to achieve growth in excess of the overall towables market projections for the remainder of Fiscal 2017.

Six Months of Fiscal 2017 Compared to the Comparable Six Months of Fiscal 2016
The following is an analysis of changes in key items included in the statements of operations:

	Six Months Ended
(In thousands, except percent and per share data)	February 25, 2017	% of Revenues(1)	February 27, 2016	% of Revenues(1)	Increase (Decrease)	% Change
Net revenues	$615,818	100.0%	$439,895	100.0%	$175,923	40.0%
Cost of goods sold	537,627	87.3%	389,370	88.5%	148,257	38.1%
Gross profit	78,191	12.7%	50,525	11.5%	27,666	54.8%

Selling	15,423	2.5%	9,944	2.3%	5,479	55.1%
General and administrative	22,446	3.6%	17,257	3.9%	5,189	30.1%
Postretirement health care benefit income	(24,796)	(4.0)%	(2,938)	(0.7)%	(21,858)	744.0%
Transaction costs	5,925	1.0%	—	—%	5,925	—%
Amortization of intangible assets	12,418	2.0%	—	—%	12,418	—%
Operating expenses	13,073	5.1%	24,263	5.5%	7,153	29.5%

Operating income	46,775	7.6%	26,262	6.0%	20,513	78.1%
Interest Expense	6,306	1.0%	—	—%	6,306	—%
Non-operating income	(83)	—%	(117)	—%	34	(29.1)%
Income before income taxes	40,552	6.6%	26,379	6.0%	14,173	53.7%
Provision for income taxes	13,536	2.2%	8,467	1.9%	5,069	59.9%
Net income	$27,016	4.4%	$17,912	4.1%	$9,104	50.8%

Diluted income per share	$0.91		$0.66		$0.25	37.9%
Diluted average shares outstanding	29,827		27,042		2,785	10.3%
(1) Percentages may not add due to rounding differences.
Consolidated net revenues increased $175.9 million or 40.0% in the first six months of Fiscal 2017 over the first six months of Fiscal 2016. This was primarily due to the acquisition of Grand Design which added revenues of $169.4 million. In addition, Winnebago-branded towables rose $14.9 million or 39.9% in the first six months of Fiscal 2017. Motorhome revenue was down modestly in the first six months of Fiscal 2017 due primarily to a $6.1 million reduction in sales to aluminum extrusion customers compared to the first six months of Fiscal 2016 as we have ceased those activities in order to better utilize constrained labor resources in Iowa.

Cost of goods sold was $537.6 million, or 87.3% of net revenues for the first six months of Fiscal 2017 compared to $389.4 million, or 88.5% of net revenues for the first six months of Fiscal 2016 due to the following:

•
Total variable costs (materials, direct labor, variable overhead, delivery expense and warranty), as a percent of net revenues, decreased to 82.6% in Fiscal 2017 compared to 83.3% in Fiscal 2016 primarily due to improved pricing, favorable product mix in part due to our decision to exit other manufactured products markets and cost savings related to our strategic sourcing project, partially offset by higher warranty expense.

•
Fixed overhead (manufacturing support labor, depreciation and facility costs) and research and development-related costs decreased as a percent of net revenues to 4.7% in Fiscal 2017 compared to 5.3% Fiscal 2016.

•	All factors considered, gross profit increased to 12.7% from 11.5% of net revenues.
Selling expenses were $15.4 million and $9.9 million, or 2.5% or 2.3% of net revenues in the first six months of Fiscal 2017 and Fiscal 2016, respectively. The increase was primarily due to $5.8 million in additional Towable selling expenses.
General and administrative expenses were 3.6% and 3.9% of net revenues in the first six months of Fiscal 2017 and Fiscal 2016, respectively. General and administrative expenses increased $5.2 million, or 30.1% in the first six months of Fiscal 2017 compared to the same period in Fiscal 2016. This dollar increase was due to the addition of $4.0 million of general and administrative expenses associated with Grand Design and an increase in salaried wages, while the expenses as a percentage of revenues declined.
Postretirement health care benefit income increased by $21.9 million in the first six months of Fiscal 2017 due to the plan termination which was announced on October 26, 2016. Effective January 1, 2017, postretirement health care benefits were discontinued for retirees under age 65. As a result of this amendment, our liability for postretirement health care was eliminated and a benefit was recorded on the statement of income.

Transaction costs of $5.9 million in the first six months of Fiscal 2017 relate to the acquisition of Grand Design.
Amortization of intangibles expense of $12.4 million is related to definite-lived intangibles established as of the acquisition of Grand Design in the first quarter of Fiscal 2017.
Interest expense was $6.3 million in the first six months of Fiscal 2017. It is related to the ABL and Term Loan agreements as we borrowed $353.0 million on November 8, 2016 for the acquisition of Grand Design. See Analysis of Financial Condition, Liquidity, and Resources and Note 9 for further information.
The overall effective income tax rate for the first six months of Fiscal 2017 was 33.4% compared to the effective income tax rate of 32.1% for the first six months of Fiscal 2016. The effective rate for the first six months of Fiscal 2016 was favorably impacted by retroactive reinstatements of the federal research and development credit and other credits that were enacted in December 2015. Also, the increase in effective rate is due to higher pre-tax income associated with the acquisition of Grand Design resulting in lower permanent deductions as a percentage of pre-tax income.
Net income and diluted income per share were $27.0 million and $0.91 per share, respectively, for the first six months of Fiscal 2017. In the first six months of Fiscal 2016, net income was $17.9 million and diluted net income was $0.66 per share.

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

•	The following table reconciles net income to consolidated Adjusted EBITDA.

	Six Months Ended
(In thousands)	February 25, 2017	February 27, 2016
Net income	$27,016	$17,912
Interest expense	6,306	—
Provision for income taxes	13,536	8,467
Depreciation	3,428	2,763
Amortization of intangible assets	12,418	—
EBITDA	62,704	29,142
Postretirement health care benefit income	(24,796)	(2,938)
Transaction costs	5,925	—
Non-operating income	(83)	(117)
Adjusted EBITDA	$43,750	$26,087

We have provided non-GAAP performance measures of EBITDA and Adjusted EBITDA as a comparable measure to illustrate the effect of non-recurring transactions occurring during the quarter and improve comparability of our results from period to period. EBITDA is defined as net income before interest expense, provision for income taxes, and depreciation and amortization expense.  We believe EBITDA and Adjusted EBITDA provide meaningful supplemental information about our operating performance because each measure excludes amounts that we do not consider part of our core operating results when assessing our performance. These types of adjustments are also specified in the definition of certain measures required under the terms of our credit facility. Examples of items excluded from Adjusted EBITDA include the postretirement health care benefit income from terminating the plan and the transaction costs related to our acquisition of Grand Design.

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

Segment Results of Operations
The following is an analysis of key changes in our Motorized segment:

Motorized
(In thousands, except units)	Six Months Ended
	Feb 25, 2017	% of Revenue	Feb 27, 2016	% of Revenue	Decrease	% Change
Net revenues	$394,061		$402,478		$(8,417)	(2.1)%
Adjusted EBITDA	19,140	4.9%	23,464	5.8%	(4,324)	(18.4)%

Unit deliveries	Feb 25, 2017	Product Mix % (1)	Feb 27, 2016	Product Mix % (1)	(Decrease) Increase	% Change
Class A	1,466	35.7%	1,587	40.1%	(121)	(7.6)%
Class B	677	16.5%	497	12.6%	180	36.2%
Class C	1,964	47.8%	1,870	47.3%	94	5.0%
Total motorhomes	4,107	100.0%	3,954	100.0%	153	3.9%

Motorhome ASP	$94,704		$98,748		$(4,044)	(4.1)%

			As Of
Backlog (2)			Feb 25, 2017	Feb 27, 2016	(Decrease) Increase	% Change
Units			2,143	2,792	(649)	(23.2)%
Dollars			$191,522	$253,492	$(61,970)	(24.4)%

Dealer Inventory
Units			5,068	4,737	331	7.0%
(1) Percentages may not add due to rounding differences.
(2) We include in our backlog all accepted orders from dealers to be shipped within the next six months. Orders in backlog can be cancelled or postponed at the option of the dealer at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Motorized net revenues decreased $8.4 million or 2.1% in the first six months of Fiscal 2017 as compared to the first six months of Fiscal 2016. This was primarily due to lower ASP on units sold and the $6.1 million reduction in sales to aluminum extrusion customers as we have ceased those activities, which were comparably low margin, in order to better utilize constrained labor resources in Iowa.

Motorized deliveries grew by 3.9% in the first six months which is lower than recent industry growth. Though unit deliveries were up, our overall motorized market share moved from 20.2% to 17.8% when comparing shipments during the twelve month trailing periods ended January 2016 and January 2017. The decline has come in higher priced, Class A products. We have seen a related reduction in the backlog volumes. The unit growth we have generated has shifted our mix more towards Class B and Class C products which have a lower average selling price. So although units increased 3.9%, motorhome ASP decreased 4.1%.

Motorized segment Adjusted EBITDA decreased $4.3 million or 18.4%. This reduction was primarily due to the mix of products which had a lower ASP than Fiscal 2016. While unit volume grew 3.9%, revenues decreased by 2.1% due to the lower mix of higher priced Class A units. Adjusted EBITDA also decreased due to additional costs associated with the ramp up of our Junction City production facility and higher expenses related to additions to the management team.

The following is an analysis of key changes in our Towable segment:

Towable
(In thousands, except units)	Six Months Ended
	Feb 25, 2017	% of Revenue	Feb 27, 2016	% of Revenue	Increase	% Change
Net revenues	$221,757		$37,417		$184,340	492.7%
Adjusted EBITDA	24,610	11.1%	2,623	7.0%	21,987	838.2%

Unit deliveries	Feb 25, 2017	Product Mix % (1)	Feb 27, 2016	Product Mix % (1)	Increase	% Change
Travel trailer	4,555	61.4%	1,520	85.9%	3,035	199.7%
Fifth wheel	2,868	38.6%	250	14.1%	2,618	1,047.2%
Total towables	7,423	100.0%	1,770	100.0%	5,653	319.4%

Towables ASP	30,291		21,171		9,120	43.1%

			As Of
Backlog (2)			Feb 25, 2017	Feb 27, 2016	Increase	% Change
Units			8,490	168	8,322	4,953.6%
Dollars			$261,995	$3,336	$258,659	7,753.6%

Dealer Inventory
Units			9,216	2,306	6,910	299.7%

(1) Percentages may not add due to rounding differences.
(2) We include in our backlog all accepted orders from dealers to be shipped within the next six months. Orders in backlog can be cancelled or postponed at the option of the dealer at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Towable net revenues increased $184.3 million in the first six months of Fiscal 2017 as compared to the first six months of Fiscal 2016. This was primarily due to the acquisition of Grand Design which added revenues of $169.4 million in the first six months. In addition, Winnebago-branded towable revenues rose $14.9 million or 39.9% in the first six months.

Towable deliveries grew by 319.4% in the first six months of Fiscal 2017 primarily due to the acquisition of Grand Design and also due to Towables growth far in excess of recent industry trends. With the addition of Grand Design in November, our towables market share increased from 0.9% to 1.9% when comparing shipments during the twelve month trailing periods ended January 2016 and January 2017. The addition of Grand Design has also resulted in a higher ASP due to a greater proportion of higher-priced fifth wheel units for the first six months of Fiscal 2017 compared to the same period in Fiscal 2016. Other strong increases in backlog and the dealer inventory turn ratio have been influenced by the acquisition of Grand Design.

Towable segment Adjusted EBITDA excludes the costs associated with the acquisition and as such increased $22.0 million. This increase illustrates the favorable impact of Grand Design and the organic growth of the Winnebago-branded towables operating unit. We achieved strong results in our Towables segment, where shipments grew much faster than the industry as a result of greater penetration of our new products and further expansion of our distribution base. We believe we can continue to achieve growth in excess of the overall towables market projections for the remainder of Fiscal 2017.

Analysis of Financial Condition, Liquidity and Resources
Cash and cash equivalents decreased $74.7 million during the first six months of Fiscal 2017 and totaled $10.9 million as of February 25, 2017. Significant liquidity events that occurred during the first six months of Fiscal 2017 were:

•	Generation of net income of $27.0 million

•	Acquisition of Grand Design for $520.5 million of which $396.4 million was cash and $124.1 million was in Winnebago stock

•
Entered into a new Credit Facility with $125.0 million available in an ABL and $300.0 million in Term Loan (see details below). Total borrowings at February 25, 2017 were $340.0 million, and we have an additional $85.0 million available to borrow under the revolving credit agreement, subject to sufficient borrowing base

•	Increase in receivables of $21.6 million, partially offset by increases in payables of $16.1 million

•	Increase in inventory of $11.2 million

•	Dividend payments of $6.4 million

Working capital at February 25, 2017 and August 27, 2016 was $142.1 million and $187.6 million, respectively, a decrease of $45.5 million. We currently expect cash on hand, cash collected on receivables, funds generated from operations and the availability under our ABL to be sufficient to cover both short-term and long-term operating requirements for the next 12 months. We anticipate capital expenditures in Fiscal 2017 to be approximately $15 - $17 million.
Share repurchases of $1.4 million in the first six months of Fiscal 2017 were to satisfy tax obligations on employee equity awards vested. We continually evaluate if our common stock is trading at attractive levels and if share repurchases reflects a prudent use of our capital and, subject to compliance with the ABL and Term Loan, we may purchase shares in the remainder of Fiscal 2017. At February 25, 2017 we have $2.6 million remaining on our board repurchase authorization. See Part II, Item 2 of this Form 10-Q.
Operating Activities
Cash provided by operating activities was $5.1 million for the six months ended February 25, 2017 compared to cash used in operating activities of $8.8 million for the six months ended February 27, 2016. In Fiscal 2017 the combination of net income of $27.0 million partially offset by the non-cash reduction of the postretirement health care liability of $24.0 million, as well as other changes in non-cash charges (e.g. depreciation, LIFO, stock-based compensation, deferred income taxes) provided $27.9 million of operating cash. Changes in assets and liabilities (primarily increases in inventories and receivables that were partially offset by increases in accounts payable and accrued expenses) used $22.7 million of operating cash in the first six months ended February 25, 2017. In the six months ended February 27, 2016, the combination of net income of $17.9 million and changes in non-cash charges (e.g., depreciation, LIFO, stock-based compensation) provided $20.9 million of operating cash. Changes in assets and liabilities (primarily increases in inventories and receivables) used $29.7 million of operating cash.
Investing Activities
Cash used in investing activities of $400.9 million for the six months ended February 25, 2017 was due primarily to the acquisition of Grand Design for which we paid cash of $394.7 million, net of cash acquired, in addition to issuing Winnebago stock with a value of $124.1 million at closing. Capital expenditures were $6.9 million in the same period. In the six months ended February 27, 2016, cash used in investing activities of $16.1 million was due primarily to capital expenditures of $16.4 million.
Financing Activities
Cash provided by financing activities of $321.2 million for the six months ended February 25, 2017 was primarily due to cash proceeds from the new Credit Facility (discussed below) of $366.4 million, partially offset by payments on the new Credit Facility of $26.4 million, $11.0 million for the payment of debt issuance costs, and $6.4 million for the payment of dividends. Cash used in financing activities of $8.5 million for the six months ended February 27, 2016 was due to $5.5 million for payments of dividends and $3.1 million for repurchases of our stock.

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
Under the ABL agreement, to determine interest due, we can elect to base the rate on the alternate base rate (prime rate, NYFRB rate or adjusted LIBOR for one-month period) plus 0.5% to 1.0%, depending on the amount of borrowings outstanding, or an adjusted LIBOR rate for a period of one, two, three or six months as we select plus 1.50% to 2.0%, depending on the amount of borrowings outstanding. The interest rate we were paying as of February 25, 2017 was 2.5%. We also pay a commitment fee equal to 0.375% if the average utilized portion is less than or equal to 50%, or 0.25% if the utilized portion is greater than 50% of availability.
Under the Term Loan agreement, we have a 7-year credit facility repayable in quarterly installments in an aggregate amount equal to 1.0% of the original amount of the term loan on March 31, June 30 and September 30, 2017; 1.25% each calendar quarter end thereafter; with the balance payable at the end of 7 years on November 8, 2023. There are mandatory prepayments for proceeds of new debt, sale of significant assets or subsidiaries and annually for 50% of excess cash flow beginning with Fiscal 2017 (the 50% is subject to step-downs to 25% and 0% if the total net leverage ratio is less than 2.5 to 1.0 and 2.0 to 1.0, respectively, as of the last day of the period). Incremental term loans of up to $125.0 million are available if certain financial ratios and other conditions are met.
Under the Term Loan agreement, to determine interest due, we can elect to base the rate on an alternate base rate (prime rate, NYFRB rate or adjusted LIBOR for one-month period with a floor of 2.0%) plus 3.50% or an adjusted LIBOR rate for the interest period selected plus 4.50%. The interest rate we were paying as of February 25, 2017 was 5.5%.
Under the Credit Facility, we are required to enter into a hedging arrangement to effectively fix the LIBOR component of interest cost at the prevailing swap rate with a notional amount of at least 50% of the projected outstanding principal amount of the Term Loan. The hedging arrangement needs to be maintained until the later of three years from closing date or the date the leverage ratio is less than 2.0 to 1.0. In accordance with this requirement, we entered into an interest rate swap contract on January 23, 2017, which effectively fixed our interest rate on $200.0 million of our Term Loan at 6.32%. The notional amount of the swap decreases to $170.0 million on December 8, 2017, $120.0 million in December 10, 2018, and $60.0 million on December 9, 2019 and expires on December 8, 2020.
The Term Loan agreement includes financial covenants that the fixed charge coverage ratio at the end of any four fiscal quarters be not less than 1.0 to 1.0, defined as consolidated EBITDA less capital expenditures (as defined), over fixed charges, generally defined as cash interest, cash income taxes, principal payments on loans, and dividends, as well as the senior secured net leverage ratio at the end of each fiscal quarter of not greater than 3.5 to 1.0 prior to the fiscal quarter ending November 24, 2018 and 3.25 to 1.0 for each quarter thereafter, defined generally as the ratio of total secured indebtedness minus cash and permitted investments, to consolidated EBITDA.
The ABL agreement generally contains similar covenants, and includes restrictions on indebtedness, liens, mergers, consolidations, investments, guarantees, acquisitions, sales of assets, transactions with affiliates. Dividends, redemptions and other payments on equity are generally limited to $20.0 million in any fiscal year; higher amounts may be paid if the total net leverage ratio does not exceed 3.0 to 1.0. Customary events of default (with customary grace periods, notice and cure periods and thresholds) include payment default, breach of representation in any material respect, breach of covenants, default to material indebtedness, bankruptcy, ERISA violations, material judgments, change in control and termination of invalidity of guaranty or security documents. As of February 25, 2017, we are in compliance with the financial covenants of the Credit Facility agreements.
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

Contractual Obligations and Commercial Commitments
Our principal contractual obligations and commercial commitments that have significantly changed since our Annual Report on Form 10-K for the fiscal year ended August 27, 2016 are as follows as of February 25, 2017:

	Payments Due By Period
(In thousands)	Total	Fiscal 2017	Fiscal 2018-2019	Fiscal 2020-2021	More than 5 Years
Revolving credit agreement (1)	$40,000	$—	$—	$—	$40,000
Term debt (2)	300,000	6,000	29,250	30,000	234,750
Interest at variable rate (3)	99,672	8,887	33,690	30,412	26,683
Net swap payments (4)	11,114	827	3,308	3,308	3,671
Operating leases (5)	19,542	1,082	4,679	4,641	9,140
Total contractual cash obligations	$470,328	$16,796	$70,927	$68,361	$314,244

(1)	As of February 25, 2017, we had $40.0 million outstanding under our $125.0 million revolving credit agreement. Borrowings and repayments are expected to fluctuate over the term.

(2)
As of February 25, 2017, we had $300.0 million outstanding under our Term Loan agreement, that matures on November 8, 2023. The contractual principal payments are included in the previous table. As discussed in the liquidity section of the MD&A above, additional principal payments are due annually on a formula based on 50% of excess cash flow. No amounts for this contingency are included in the above table.

(3)
All of the debt under the ABL and Term Loan are at variable rates and the interest in the table assumes the variable rates of 2.5% and 5.5%, respectively, at February 25, 2017 are constant through the maturity dates of the debt; the revolving credit balance remains constant at $40.0 million; and the principal payments on the term debt are made as scheduled. The variable rate is subject to change. For example, a 1.0% change in ABL and Term Loan rates for Fiscal 2017, would change the interest paid for the remainder of 2017 by $1.7 million. Additionally, included in interest payments due by period is a 0.4% commitment fee on the ABL for unused borrowings, which are assumed to be at $85.0 million. In addition to interest assumed to be paid, non-cash amortization of debt issuance costs will also be recorded within interest expense on the Consolidated Statements of Income and Comprehensive Income in future periods.

(4)
We have an interest rate swap agreement with a notional amount of $200.0 million as of February 25, 2017 that decreases to $170.0 million on December 8, 2017, to $120.0 million in December 10, 2018, and $60.0 million on December 9, 2019 and expires on December 8, 2020. We pay a fixed rate at 1.82%, and receive a floating rate that was 1.0% at February 25, 2017. In the previous table, we have assumed the floating rate will be constant through the expiration of the interest rate swap when calculating the net swap payments. The variable rate is subject to change. For example, a 1.0% increase in the floating rate for Fiscal 2017, would decrease the payments noted for the increase in ABL and Term for the remainder of 2017 by $1.0 million.

(5)	Represents the lease commitments from the Grand Design acquisition and the lease of an office facility. Refer to Note 12.

With the acquisition of Grand Design, we agreed to register the 4,586,555 shares of common stock issued to the former owners of Grand Design pursuant to the terms of a registration rights agreement. Under the registration rights agreement, we filed a shelf registration statement with the SEC on January 20, 2017 to register these shares for resale. We agreed to keep the registration statement effective for up to three years.

Critical Accounting Policies
There have been no material changes to the critical accounting policies described in our Form 10-K for the year ended August 27, 2016, except for those disclosed in our Form 10-Q for the quarter ended November 26, 2016.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk
We are exposed to market risks related to fluctuations in interest rates on the outstanding variable rate debt. As of February 25, 2017, we had $40.0 million outstanding under our ABL and $300.0 million outstanding under our Term Loan, subject to variable interest rates.

Under terms of the Credit Facility, we are required to maintain interest rate swaps to manage our interest rate exposure related to the variable component of interest cost on the Term Loan. This hedging arrangement must be maintained until the later of three years from November 8, 2016 or when our leverage ratio is 2.0 to 1.0 or less. On January 23, 2017, we entered into an interest rate swap to effectively convert $200.0 million of the Term Loan balance to a fixed rate. The notional amount of the swap is reduced to $170.0 million on December 8, 2017, $120.0 million in December 10, 2018, and $60.0 million on December 9, 2019 and expires on December 8, 2020. A hypothetical one percentage point increase in interest rates on the Term Loan would increase our interest expense (after consideration of the interest rate swap) for the last six months of 2017 by approximately $0.5 million. Due to the floor of 1% on LIBOR for the Term Loan, a 1% decrease would have no impact on interest expense for the last six months of 2017.

For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant.

Derivative instruments are accounted for at fair value in accordance with ASC Topic 815, Derivatives and Hedging, and have been designated for hedge accounting. The fair value of the interest rate swap is based on observable market data (Level 2) and was $(0.7) million as of February 25, 2017. The interest rate swap requires us to pay interest at a fixed rate of 1.82% through the December 8, 2020 expiration of the swap. A 1.0% increase in the interest rate would have changed the fair value of the swap as of February 25, 2017 by approximately $4.7 million and a 1.0% decrease would have changed the fair value by $(2.9) million. These increases and decreases would be recorded in OCI and the hedged value on our consolidated balance sheet (currently recorded within other non-current liabilities).  While these are our best estimates of the impact of the specified interest rate scenario, actual results could differ from those projected. The sensitivity analysis presented assumes interest rate changes are instantaneous, parallel shifts in the yield curve. In reality, interest rate changes of this magnitude are rarely instantaneous or parallel.

Assuming no change in outstanding balances from those at February 25, 2017, a 1.0% increase in ABL and Term Loan rates for Fiscal 2017, would change the interest expense (after consideration of the interest rate swap) for the last six months of 2017 by $0.7 million.

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

There were no changes in our internal control over financial reporting that occurred during the second quarter of Fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10K for the fiscal year ended August 27, 2016, except for those disclosed in our Form 10-Q for the quarter ended November 26, 2016.

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
On December 19, 2007, the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $60 million. There is no time restriction on this authorization. During the second quarter of Fiscal 2017, 1,448 shares were repurchased under the authorization, at an aggregate cost of $46,784. All of these shares were repurchased from employees who vested in Winnebago Industries shares during the second quarter of Fiscal 2017 and elected to pay their payroll tax via shares as opposed to cash. As of February 25, 2017, there was approximately $2.6 million remaining under this authorization.
Purchases of our common stock during each fiscal month of the second quarter of Fiscal 2017 were:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
11/27/16 - 12/31/16	—	$—	—	$2,679,000
01/01/17 - 01/28/17	1,332	$32.21	1,332	$2,636,000
01/29/17 - 02/25/17	116	$33.40	116	$2,632,000
Total	1,448	$32.31	1,448	$2,632,000

Our Credit Facility contains covenants that limit our ability to pay certain cash dividends or repurchase our stock without impacting financial ratio covenants.

Item 6. Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 22, 2017.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 22, 2017.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 22, 2017.

32.2	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 22, 2017.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*Attached as Exhibit 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended February 25, 2017 formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations and Comprehensive Income, (iii) the Unaudited Consolidated Statement of Cash Flows, and (iv) related notes to these financial statements. Such exhibits are deemed furnished and not filed pursuant to Rule 406T of Regulation S-T.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.

Date:	March 22, 2017	By	/s/ Michael J. Happe
Michael J. Happe
Chief Executive Officer, President
(Principal Executive Officer)

Date:	March 22, 2017	By	/s/ Sarah N. Nielsen
Sarah N. Nielsen
Vice President, Chief Financial Officer, Treasurer
(Principal Financial and Accounting Officer)