Form 10-Q
period 2017-05-27
WINNEBAGO INDUSTRIES INC
filed 2017-06-23
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 27, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, par value $0.50 per share, outstanding June 22, 2017 was 31,587,651.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Winnebago Industries, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	May 27, 2017	May 28, 2016	May 27, 2017	May 28, 2016
Net revenues	$476,364	$272,077	$1,092,183	$711,972
Cost of goods sold	405,560	241,820	943,188	631,191
Gross profit	70,804	30,257	148,995	80,781
Operating expenses:
Selling	10,141	4,770	25,564	14,714
General and administrative	15,194	6,487	37,640	23,743
Postretirement health care benefit income	—	(1,593)	(24,796)	(4,531)
Transaction costs	450	—	6,374	—
Amortization of intangible assets	10,159	—	22,578	—
Total operating expenses	35,944	9,664	67,360	33,926
Operating income	34,860	20,593	81,635	46,855
Interest expense	5,265	—	11,571	—
Non-operating income	(54)	(77)	(137)	(194)
Income before income taxes	29,649	20,670	70,201	47,049
Provision for income taxes	10,258	6,232	23,794	14,699
Net income	$19,391	$14,438	$46,407	$32,350

Income per common share:
Basic	$0.61	$0.54	$1.53	$1.20
Diluted	$0.61	$0.53	$1.52	$1.20

Weighted average common shares outstanding:
Basic	31,587	26,892	30,333	26,935
Diluted	31,691	27,004	30,448	27,029

Dividends paid per common share	$0.10	$0.10	$0.30	$0.30

Net income	$19,391	$14,438	$46,407	$32,350
Other comprehensive income (loss):
Amortization of prior service credit (net of tax of $0, $765, $15,409 and $2,182)	—	(1,243)	(25,035)	(3,545)
Amortization of net actuarial loss (net of tax of $3, $160, $5,971 and $462)	6	260	9,702	751
Plan amendment (net of tax of $0, $0, $2,402 and $10,895)	—	—	3,903	17,701
Change in fair value of interest rate swap (net of tax of $36, $0, $306 and $0)	(58)	—	(497)	—
Total other comprehensive (loss) income	(52)	(983)	(11,927)	14,907
Comprehensive income	$19,339	$13,455	$34,480	$47,257

See notes to condensed consolidated financial statements.

Winnebago Industries, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except per share data)	May 27, 2017	August 27, 2016
Assets
Current assets:
Cash and cash equivalents	$24,369	$85,583
Receivables, less allowance for doubtful accounts ($195 and $278)	120,998	66,184
Inventories	144,422	122,522
Prepaid expenses and other assets	8,500	6,300
Total current assets	298,289	280,589
Property, plant and equipment, net	68,656	55,931
Other assets:
Goodwill	245,393	1,228
Other intangible assets, net	230,522	—
Investment in life insurance	27,030	26,492
Deferred income taxes	14,695	18,753
Other assets	5,766	7,725
Total assets	$890,351	$390,718

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$79,599	$44,134
Current maturities of long-term debt	12,051	—
Income taxes payable	6,094	19
Accrued expenses:
Accrued compensation	23,135	19,699
Product warranties	28,056	12,412
Self-insurance	6,199	5,812
Promotional	9,237	4,756
Accrued interest	3,213	15
Accrued dividend	3,184	—
Other	6,726	6,102
Total current liabilities	177,494	92,949
Non-current liabilities:
Long-term debt, less current maturities	274,818	—
Unrecognized tax benefits	1,755	2,461
Deferred compensation and postretirement health care benefits, net of current portion	18,982	26,949
Other	1,052	—
Total non-current liabilities	296,607	29,410
Shareholders' equity:
Capital stock common, par value $0.50; authorized 60,000 shares, issued 51,776 shares	25,888	25,888
Additional paid-in capital	79,844	32,717
Retained earnings	654,215	620,546
Accumulated other comprehensive (loss) income	(952)	10,975
Treasury stock, at cost (20,189 and 24,875 shares)	(342,745)	(421,767)
Total shareholders' equity	416,250	268,359
Total liabilities and shareholders' equity	$890,351	$390,718

See notes to condensed consolidated financial statements.

Winnebago Industries, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(In thousands)	May 27, 2017	May 28, 2016
Operating activities:
Net income	$46,407	$32,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,287	4,243
Amortization of intangible assets	22,578	—
Amortization of debt issuance costs	889	—
LIFO expense	897	1,280
Stock-based compensation	2,206	1,818
Deferred income taxes	6,396	2,717
Postretirement benefit income and deferred compensation expense	(23,687)	(3,053)
Other	(946)	(680)
Change in assets and liabilities:
Inventories	(7,497)	(19,251)
Receivables, prepaid and other assets	(21,336)	1,905
Income taxes and unrecognized tax benefits	5,806	(766)
Accounts payable and accrued expenses	32,778	14,345
Postretirement and deferred compensation benefits	(2,428)	(3,167)
Net cash provided by operating activities	67,350	31,741

Investing activities:
Purchases of property, plant and equipment	(9,740)	(19,928)
Proceeds from the sale of property	219	21
Acquisition of business, net of cash acquired	(394,694)	—
Other	684	371
Net cash used in investing activities	(403,531)	(19,536)

Financing activities:
Payments for repurchases of common stock	(1,367)	(3,058)
Payments of cash dividends	(9,554)	(8,173)
Payments of debt issuance costs	(11,020)	—
Borrowings on credit facility	366,400	—
Repayments of credit facility	(69,400)	—
Other	(92)	40
Net cash provided by (used in) financing activities	274,967	(11,191)

Net (decrease) increase in cash and cash equivalents	(61,214)	1,014
Cash and cash equivalents at beginning of period	85,583	70,239
Cash and cash equivalents at end of period	$24,369	$71,253

Supplemental cash flow disclosure:
Income taxes paid, net	$11,811	$13,137
Interest paid	$7,288	$—
Non-cash transactions:
Issuance of Winnebago common stock for acquisition of business	$124,066	$—
Capital expenditures in accounts payable	$279	$397
Accrued dividend	$3,184	$—
See notes to condensed consolidated financial statements.

Winnebago Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1: Basis of Presentation
The "Company," "we," "our" and "us" are used interchangeably to refer to Winnebago Industries, Inc. and its wholly-owned subsidiaries, as appropriate in the context.

We were incorporated under the laws of the state of Iowa on February 12, 1958 and adopted our present name on February 28, 1961. Our primary offices are located at 605 West Crystal Lake Road in Forest City, Iowa. Our telephone number is (641) 585-3535; our website is www.winnebagoind.com. Our common stock trades on the NYSE under the symbol “WGO.”

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly our consolidated financial position as of May 27, 2017 and the consolidated results of income and comprehensive income and consolidated cash flows for the first nine months of Fiscal 2017 and 2016. The consolidated statement of income and comprehensive income for the first nine months of Fiscal 2017 is not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the fiscal year ended August 27, 2016.

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

As of May 27, 2017, we had an indefinite-lived intangible asset for the trade name of $148.0 million, from the Grand Design acquisition. Annually in the fourth quarter, or if conditions indicate an interim review is necessary, we assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If we perform a quantitative test, projections regarding estimated discounted future cash flows and other factors are made to determine if impairment has occurred. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. If we conclude that there has been impairment, we will write down the carrying value of the asset to its fair value.

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

There was no impairment loss for the period ended May 27, 2017 for goodwill, indefinite- or definite-lived intangible assets, or long-lived assets.

Debt Issuance Costs
We amortize debt issuance costs on a straight-line basis (which is not materially different from an effective interest method) over the term of the associated debt agreement.  If early principal payments are made on the Term Loan, a proportional portion of the unamortized issuance costs will be expensed.  We incurred $0 and $0.8 million of costs in the three months and the nine months ended May 27, 2017, respectively, related to our revolving credit agreement that are being amortized on a straight-line basis over the five year term of the agreement. We incurred $0 and $10.2 million of costs in the three months and the nine months ended May 27, 2017, respectively, related to the Term Loan that are being amortized on a straight-line basis over the seven year term of the agreement.

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

Recently Adopted Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Topic 835), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. We adopted the standard during the first quarter of Fiscal 2017 and, accordingly, have presented unamortized debt issuance costs as a direct reduction allocated between Current maturities of long-term debt and Long-term debt, less current maturities on the Consolidated Balance Sheet as of May 27, 2017.

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

New Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which establishes a comprehensive new model for the recognition of revenue from contracts with customers. This model is based on the core principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities have the option of using either retrospective transition or a modified approach in applying the new standard. The standard is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2017 (our Fiscal 2019). We are currently evaluating the approach we will use to apply the new standard and the impact adopting this ASU will have on our consolidated financial statements. This evaluation will include a review of representative contracts with key customers and the performance obligations contained therein, as well as a review of our commercial terms and practices across each of our segments.

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

Subsequent Events
In preparing the accompanying condensed consolidated financial statements, we evaluated the period from May 28, 2017 through the date the financial statements were issued, for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

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

The goodwill recognized is primarily attributable to the value of the workforce, reputation of founders, customer and dealer growth opportunities and expected synergies. Key areas of cost synergies include increased purchasing power for raw materials, and supply chain consolidation. Goodwill is expected to be mostly deductible for tax purposes. The goodwill resulting from the acquisition of Grand Design increased total goodwill to $245.4 million within the Towable segment as of May 27, 2017 from $1.2 million as of August 27, 2016. No changes were made to the carrying amount of goodwill for the three months ended May 27, 2017.

The allocation of the purchase price to the net assets acquired and liabilities assumed resulted in the recognition of intangible assets with fair value on the closing date of November 8, 2016 and amortization accumulated from the closing date through May 27, 2017 as follows:

(in thousands)	Weighted Average Life- Years	Fair Value Amount	Accumulated Amortization
Trade name	Indefinite	$148,000	$—
Dealer network	12.0	80,500	3,676
Backlog	0.5	18,000	18,000
Non-compete agreements	4.0	4,600	767
Leasehold interest-favorable	8.1	2,000	135
Total		253,100	$22,578
Accumulated amortization		(22,578)
Net book value of intangible assets		$230,522

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
For the nine months ended May 27, 2017 and May 28, 2016, amortization of intangible assets charged to operations was $22.6 million and $0, respectively. The weighted average remaining amortization period for intangible assets as of May 27, 2017 was approximately 11.6 years. Remaining estimated aggregate annual amortization expense by fiscal year is as follows:

(in thousands)	Amount
Remainder of 2017	$2,082
2018	7,854
2019	7,733
2020	7,733
2021	7,733
2022	7,106
Thereafter	42,281
Within the Towable segment, the results of Grand Design's operations have been included in our consolidated financial statements from the close of the acquisition. The following table provides net revenues and operating income (which includes amortization expense) from the Grand Design business included in our consolidated results during the nine months ended May 27, 2017 following the November 8, 2016 closing date:

Nine Months Ended
(in thousands)	May 27, 2017
Net revenues	$366,309
Operating income	27,083

Unaudited pro forma information has been prepared as if the acquisition had taken place on August 30, 2015. The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transaction actually taken place on August 30, 2015, and the unaudited pro forma information does not purport to be indicative of future financial operating results. The unaudited pro forma condensed consolidated financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquisition. Unaudited pro forma information is as follows:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	May 27, 2017	May 28, 2016	May 27, 2017	May 28, 2016
Net revenues	$476,364	$402,511	$1,187,849	$1,022,249
Net income	24,856	21,064	66,009	29,221
Income per share - basic	0.79	0.67	2.09	0.93
Income per share - diluted	0.78	0.67	2.08	0.92

The unaudited pro forma data above includes the following significant non-recurring adjustments made to account for certain costs which would have changed if the acquisition of Grand Design had been completed on August 30, 2015:

	Three Months Ended		Nine Months Ended
(In thousands)	May 27, 2017	May 28, 2016	May 27, 2017	May 28, 2016
Amortization of intangibles (1 year or less useful life)	$(8,225)	$1,579	$(18,601)	$18,722
Increase in amortization of intangibles	—	1,933	1,551	5,799
Expenses related to business combination (transaction costs) (1)	(450)	450	(6,432)	6,753
Interest to reflect new debt structure	—	4,884	3,672	14,779
Taxes related to the adjustments to the pro forma data and to the income of Grand Design	3,210	3,892	11,513	(1,838)
(1) Pro forma transaction costs include $0.1 million incurred by Grand Design prior to acquisition.

We incurred approximately $6.7 million of acquisition-related costs to date, of which $0.5 million and $6.4 million were expensed during the three and nine months ended May 27, 2017 and $0.3 million was expensed in the three months ended August 27, 2016.

Note 3: Business Segments

We report segment information based on the "management" approach defined in ASC 280, Segment Reporting. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable operating segments.

In the first quarter of Fiscal 2017, we revised our reporting segments. Previously we had one reporting segment which included all RV products and services. With the acquisition of Grand Design in the first quarter, we expanded the number of reporting segments to two: (1) Motorized products and services and (2) Towable products and services. The Motorized segment includes all products that include a motorized chassis as well as other related manufactured products. The Towable segment includes all products which are not motorized and are generally towed by another vehicle. Prior year segment information has been restated to conform to the current reporting segment presentation.

We organize our business on a product basis. Each reportable segment is managed separately to better align to our customers, distribution partners and the unique market dynamics of the product groups. We have aggregated two operating segments into the Towable reporting segment based upon their similar products, customers, distribution methods, production processes and economic characteristics. The accounting policies of both reportable segments are the same and described in Note 1, "Summary of Significant Accounting Policies" in our annual report on Form 10-K for the year ended August 27, 2016 reported on Form 8-K dated January 20, 2017.

We evaluate the performance of our reportable segments based on Adjusted EBITDA. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization and other adjustments made in order to present comparable results from period to period. These types of adjustments are also specified in the definition of certain measures required under the terms of our Credit Facility. Examples of items excluded from Adjusted EBITDA include the postretirement health care benefit resulting from terminating the plan and the transaction costs related to our acquisition of Grand Design.

The following table shows information by reporting segment:

	Three Months Ended		Nine Months Ended
(In thousands)	May 27, 2017	May 28, 2016	May 27, 2017	May 28, 2016
Net revenues
Motorized	$241,670	$246,684	$635,732	$649,162
Towable	234,694	25,393	456,451	62,810
Consolidated	$476,364	$272,077	$1,092,183	$711,972

Adjusted EBITDA
Motorized	$12,598	$16,218	$31,738	$39,683
Towable	34,730	1,512	59,340	4,134
Consolidated	$47,328	$17,730	$91,078	$43,817

Capital Expenditures
Motorized	$1,527	$3,498	$6,626	$19,364
Towable	1,275	73	3,114	564
Consolidated	$2,802	$3,571	$9,740	$19,928

Total Assets
Motorized	$319,912	$354,481	$319,912	$354,481
Towable	570,439	25,556	570,439	25,556
Consolidated	$890,351	$380,037	$890,351	$380,037

Reconciliation of net income to consolidated Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
(In thousands)	May 27, 2017	May 28, 2016	May 27, 2017	May 28, 2016
Net income	$19,391	$14,438	$46,407	$32,350
Interest expense	5,265	—	11,571	—
Provision for income taxes	10,258	6,232	23,794	14,699
Depreciation	1,859	1,480	5,287	4,243
Amortization of intangible assets	10,159	—	22,578	—
EBITDA	46,932	22,150	109,637	51,292
Postretirement health care benefit income	—	(1,593)	(24,796)	(4,531)
Legal settlement	—	(2,750)	—	(2,750)
Transaction costs	450	—	6,374	—
Non-operating income	(54)	(77)	(137)	(194)
Adjusted EBITDA	$47,328	$17,730	$91,078	$43,817

Note 4: Concentration Risk

One of our dealer organizations, La Mesa RV Center, Inc., accounted for 10.9% and 13.8% of our consolidated net revenues for the first nine months of Fiscal 2017 and Fiscal 2016, respectively. A second dealer organization, FreedomRoads, LLC, accounted for 10.6% and 17.6% of our consolidated net revenues for the first nine months of Fiscal 2017 and Fiscal 2016, respectively. These dealers declined on a relative basis due to the growth of other dealers and due to the addition of Grand Design revenue in Fiscal 2017. The loss of either or both of these dealer organizations could have a significant adverse effect on our business. In addition, deterioration in the liquidity or creditworthiness of these dealers could negatively impact our sales and could trigger repurchase obligations under our repurchase agreements.

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

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at May 27, 2017 and August 27, 2016 according to the valuation techniques we used to determine their fair values:

		Fair Value Measurements Using Inputs Considered As
(In thousands)	Fair Value at May 27, 2017	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs
Cash equivalents (1)	$—	$—	$—	$—
Assets that fund deferred compensation:
Domestic equity funds	2,178	2,085	93	—
International equity funds	208	165	43	—
Fixed income funds	220	138	82	—
Interest rate swap contract	(802)	—	(802)	—
Total assets (liabilities) at fair value	$1,804	$2,388	$(584)	$—

		Fair Value Measurements Using Inputs Considered As
(In thousands)	Fair Value at August 27, 2016	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs
Cash equivalents (1)	$77,234	$77,234	$—	$—
Assets that fund deferred compensation:
Domestic equity funds	3,587	3,515	72	—
International equity funds	258	225	33	—
Fixed income funds	265	206	59	—
Interest rate swap contract	—	—	—	—
Total assets at fair value	$81,344	$81,180	$164	$—

(1)	Cash equivalent balances valued using Level 1 inputs include only those accounts that may fluctuate in value. Cash in disbursing accounts and on-demand accounts are not included above.

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

Interest Rate Swap Contract
Under terms of our Credit Facility (see Note 9) we are required to hedge a portion of the floating interest rate exposure. In accordance with this requirement, we entered into an interest swap contract on January 23, 2017, which effectively fixed our interest rate on $200.0 million of our Term Loan at 6.32%. The notional amount of the swap contract decreases to $170.0 million on December 8, 2017, $120.0 million on December 10, 2018, and $60.0 million on December 9, 2019 and expires on December 8, 2020.

The fair value of the interest rate swap based on a Level 2 valuation was a liability of $0.8 million as of May 27, 2017. The fair value is classified as Level 2 as it is corroborated based on observable market data. This amount is included in other non-current liabilities and accumulated other comprehensive income on the consolidated balance sheet since the interest rate swap has been designated for hedge accounting.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Our non-financial assets, which include goodwill, intangible assets, and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, we must evaluate the non-financial asset for impairment. If an impairment did occur, the asset is required to be recorded at the estimated fair value. During the first nine months of Fiscal 2017, no impairments were recorded for non-financial assets.

The carrying value of our debt as of May 27, 2017 approximates fair value as interest is at variable market rates.

Note 6: Inventories
Inventories consist of the following:

(In thousands)	May 27, 2017	August 27, 2016
Finished goods	$13,857	$19,129
Work-in-process	75,727	76,350
Raw materials	89,433	60,740
Total	179,017	156,219
LIFO reserve	(34,595)	(33,697)
Total inventories	$144,422	$122,522
The above value of inventories, before reduction for the LIFO reserve, approximates replacement cost at the respective dates. Of the $179.0 million and $156.2 million inventory at May 27, 2017 and August 27, 2016, respectively, $156.4 million and $149.4 million is valued on a LIFO basis; the remaining inventories of $22.6 million and $6.8 million at May 27, 2017 and August 27, 2016, respectively, are valued on a FIFO basis.

Note 7: Property, Plant and Equipment
Property, plant and equipment is stated at cost, net of accumulated depreciation and consists of the following:

(In thousands)	May 27, 2017	August 27, 2016
Land	$3,864	$3,864
Buildings and building improvements	71,655	62,073
Machinery and equipment	99,394	95,087
Software	17,672	15,878
Transportation	8,981	8,956
Total property, plant and equipment, gross	201,566	185,858
Less accumulated depreciation	(132,910)	(129,927)
Total property, plant and equipment, net	$68,656	$55,931

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

Changes in our product warranty liability are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	May 27, 2017	May 28, 2016	May 27, 2017	May 28, 2016
Balance at beginning of period	$25,030	$11,727	$12,412	$11,254
Provision	10,202	4,844	21,832	12,311
Claims paid	(7,176)	(4,660)	(19,092)	(11,654)
Acquisition of Grand Design	—	—	12,904	—
Balance at end of period	$28,056	$11,911	$28,056	$11,911

Note 9: Long-Term Debt

The components of long-term debt are as follows:

(In thousands)	May 27, 2017	August 27, 2016
ABL	$—	$—
Term Loan	297,000	—
	297,000	—
Less: debt issuance cost, net	(10,131)	—
	286,869	—
Less: current maturities	(12,051)	—
Long-term debt, less current maturities	$274,818	$—

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
Under the ABL agreement, to determine interest due, we can elect to base the rate on the alternate base rate (prime rate, NYFRB rate or adjusted LIBOR for one-month period) plus 0.5% to 1.0%, depending on the amount of borrowings outstanding, or an adjusted LIBOR rate for a period of one, two, three or six months as selected by us plus 1.50% to 2.0%, depending on the amount of borrowings outstanding. No interest rate was applicable as of May 27, 2017 as the ABL is not drawn as of the end of the fiscal quarter. We also pay a commitment fee equal to 0.375% if the average utilized portion is less than or equal to 50%, or 0.25% if the utilized portion is greater than 50% of availability.
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
Under the Term Loan agreement, to determine interest due, we can elect to base the rate on the alternate base rate (prime rate, NYFRB rate or adjusted LIBOR for one-month period with a floor of 2%) plus 3.50% or an adjusted LIBOR rate (with a floor of 1%) for the interest period selected plus 4.50%. The interest rate as of May 27, 2017, before consideration of the hedge, was 5.6%.
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
The ABL agreement generally contains similar covenants, and includes restrictions on indebtedness, liens, mergers, consolidations, investments, guarantees, acquisitions, sales of assets, and transactions with affiliates. Dividends, redemptions and other payments on equity are generally limited to $20.0 million in any fiscal year; higher amounts may be paid if the total net leverage ratio does not exceed 3.0 to 1.0. Customary events of default (with customary grace periods, notice and cure periods and thresholds) include payment default, breach of representation in any material respect, breach of covenants, default on material indebtedness, bankruptcy, ERISA violations, material judgments, change in control and termination or invalidity of guaranty or security documents. As of May 27, 2017, we are in compliance with the financial covenants of the Credit Facility agreements.
The ABL and Term Loan are guaranteed by Winnebago Industries, Inc. and all material direct and indirect domestic subsidiaries, and are secured by a security interest in all property of ours, except minor excluded assets.
As of May 27, 2017, $10.1 million of debt issuance costs, net of amortization of $0.9 million, were recorded as a direct deduction from long-term debt, $1.4 million from the current portion and $8.7 million from the long-term portion. Unamortized debt issuance costs of $0.1 million related to the prior Amended Credit Agreement were expensed in the three months ended November 26, 2016.
Aggregate contractual maturities of debt in future fiscal years, are as follows:

(In thousands)		Amount
Year:	2017	$3,000
	2018	14,250
	2019	15,000
	2020	15,000
	2021	15,000
	2022	15,000
	2023	15,000
	2024	204,750
	Total debt	$297,000

Note 10: Employee and Retiree Benefits
Deferred compensation and postretirement health care benefits are as follows:

(In thousands)	May 27, 2017	August 27, 2016
Postretirement health care benefit cost	$—	$6,346
Non-qualified deferred compensation	16,851	18,003
Executive share option plan liability	1,914	3,341
SERP benefit liability	2,428	2,681
Executive deferred compensation	510	389
Officer stock-based compensation	1,048	763
Total deferred compensation and postretirement health care benefits	22,751	31,523
Less current portion	(3,769)	(4,574)
Long-term deferred compensation and postretirement health care benefits	$18,982	$26,949

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

Net periodic postretirement benefit income consisted of the following components:

	Three Months Ended		Nine Months Ended
(In thousands)	May 27, 2017	May 28, 2016	May 27, 2017	May 28, 2016
Interest cost	$—	$58	$29	$269
Service cost	—	23	16	86
Amortization of prior service benefit	—	(2,008)	(40,444)	(5,728)
Amortization of net actuarial loss	—	415	15,648	1,197
Net periodic postretirement benefit income	$—	$(1,512)	$(24,751)	$(4,176)

Payments for postretirement health care	$—	$232	$68	$738

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
Stock-based compensation expense was $0.7 million and $0.6 million during the third quarters of Fiscal 2017 and 2016, respectively. Stock-based compensation expense was $2.2 million and $1.8 million during the first nine months of Fiscal 2017 and 2016, respectively. Compensation expense is recognized over the requisite service period of the award.
Dividends
On March 15, 2017, the Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock, which was paid on April 26, 2017 to shareholders of record at the close of business on April 12, 2017.

On May 24, 2017, the Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock, payable on July 26, 2017 to shareholders of record at the close of business on July 12, 2017. The accrued dividend was $3.2 million on the accompanying balance sheet as of May 27, 2017.

Share Registration
As a result of the acquisition of Grand Design, Winnebago agreed to register the 4,586,555 shares of common stock issued to the Summit Sellers and the RDB Sellers pursuant to the terms of a registration rights agreement. Under the registration rights agreement, Winnebago filed a shelf registration statement on January 20, 2017 to register these shares for resale. On April 11, 2017, pursuant to an underwriting agreement dated as of April 5, 2017, by and among Winnebago, the Summit Sellers and Morgan Stanley & Co., LLC, the Summit Sellers sold 2,293,277 shares of common stock in an underwritten block trade.

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
Our repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 18 months, provide that our liability will be the lesser of remaining principal owed by the dealer to the lending institution, or dealer invoice less periodic reductions based on the time since the date of the original invoice. In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of RVs to repurchase current inventory if a dealership exits the business. Our total contingent liability on all repurchase agreements and due to state law or regulatory requirements was approximately $749.2 million and $417.2 million at May 27, 2017 and August 27, 2016, respectively, with the increase attributed primarily to Grand Design.
Our risk of loss related to our repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders although two dealer organizations account for approximately 22% of our revenues in the first nine months of Fiscal 2017. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on the repurchase exposure as previously described and our historical loss experience, we established an associated loss reserve. Our accrued losses on repurchases were $1.0 million as of May 27, 2017 and $0.9 million as of August 27, 2016 and are included in Accrued expenses - Other on the Consolidated Balance Sheets. Repurchase risk is affected by the credit worthiness of our dealer network and we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to establish the loss reserve for repurchase commitments.
A summary of repurchase activity is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	May 27, 2017	May 28, 2016	May 27, 2017	May 28, 2016
Inventory repurchased	$408	$445	$408	$445
Cash collected on resold inventory	$370	$—	$393	$36
Loss (gain) realized on resold inventory	$38	$—	$44	$(1)

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
In May 2016, Winnebago was awarded a favorable settlement of $2.75 million that was recorded within general and administrative expense in the third quarter of Fiscal 2016.

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

Our future lease commitments included these related party leases as well as a non-related party lease of an office facility as follows:

(In thousands)		Related Party Amount	Non-related Party Amount	Total
Year Ended:	2017	$479	$112	$591
	2018	1,897	477	2,374
	2019	1,800	505	2,305
	2020	1,800	518	2,318
	2021	1,800	523	2,323
	Thereafter	8,374	766	9,140
	Total	$16,150	$2,901	$19,051
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

We file a US federal tax return, as well as returns in various international and state jurisdictions. Although certain years are no longer subject to examination by the IRS and various state taxing authorities, net operating loss carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities. As of May 27, 2017, our federal returns from Fiscal 2014 to present continue to be subject to review by the IRS. With few exceptions, the state returns from Fiscal 2009 to present continue to be subject to review by the state taxing jurisdictions.

As of May 27, 2017, our unrecognized tax benefits were $1.8 million including accrued interest and penalties of $0.5 million. If we were to prevail on all unrecognized tax benefits recorded, $1.3 million of the $1.8 million would benefit the overall effective tax rate. It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits as tax expense. We do not believe that there will be a significant change in the total amount of unrecognized tax benefits within the next twelve months.

Note 14: Earnings Per Share
The following table reflects the calculation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	May 27, 2017	May 28, 2016	May 27, 2017	May 28, 2016
Income per share - basic
Net income	$19,391	$14,438	$46,407	$32,350
Weighted average shares outstanding	31,587	26,892	30,333	26,935
Net income per share - basic	$0.61	$0.54	$1.53	$1.20

Income per share - assuming dilution
Net income	$19,391	$14,438	$46,407	$32,350
Weighted average shares outstanding	31,587	26,892	30,333	26,935
Dilutive impact of awards and options outstanding	104	112	115	94
Weighted average shares and potential dilutive shares outstanding	31,691	27,004	30,448	27,029
Net income per share - assuming dilution	$0.61	$0.53	$1.52	$1.20

The computation of weighted average shares and potential dilutive shares outstanding excludes the effect of options to purchase 61,000 and 10,000 shares of common stock at May 27, 2017 and May 28, 2016, respectively. These amounts were not included in the computation of diluted income per share because they are considered anti-dilutive under the treasury stock method per ASC 260, Earnings Per Share.

Note 15: Accumulated Other Comprehensive Income (Loss)

Changes in AOCI by component, net of tax, were:

	Three Months Ended
	May 27, 2017			May 28, 2016
(In thousands)	Defined Benefit Pension Items	Interest Rate Swap	Total	Defined Benefit Pension Items	Interest Rate Swap	Total
Balance at beginning of period	$(461)	$(439)	$(900)	$13,616	$—	$13,616

OCI before reclassifications	—	(58)	(58)	—	—	—
Amounts reclassified from AOCI	6	—	6	(983)	—	(983)
Net current-period OCI	6	(58)	(52)	(983)	—	(983)

Balance at end of period	$(455)	$(497)	$(952)	$12,633	$—	$12,633

	Nine Months Ended
	May 27, 2017			May 28, 2016
(In thousands)	Defined Benefit Pension Items	Interest Rate Swap	Total	Defined Benefit Pension Items	Interest Rate Swap	Total
Balance at beginning of period	$10,975	$—	$10,975	$(2,274)	$—	$(2,274)

OCI before reclassifications	3,903	(497)	3,406	17,701	—	17,701
Amounts reclassified from AOCI	(15,333)	—	(15,333)	(2,794)	—	(2,794)
Net current-period OCI	(11,430)	(497)	(11,927)	14,907	—	14,907

Balance at end of period	$(455)	$(497)	$(952)	$12,633	$—	$12,633

Reclassifications out of AOCI in net periodic benefit costs, net of tax, were:

		Three Months Ended		Nine Months Ended
(In thousands)	Location on Consolidated Statements of Income and Comprehensive Income	May 27, 2017	May 28, 2016	May 27, 2017	May 28, 2016
Amortization of prior service credit	Operating expenses	$—	$(1,243)	(25,035)	(3,545)
Amortization of net actuarial loss	Operating expenses	6	260	9,702	751
Total reclassifications		$6	$(983)	$(15,333)	$(2,794)

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
Significant Transaction

On November 8, 2016, we closed on the acquisition of all the issued and outstanding capital stock of towable RV manufacturer Grand Design for initial consideration of $520.5 million. This acquisition was funded from our cash on hand, $353.0 million from asset-based revolving and term loan credit facilities, as well as stock consideration as is more fully described in Note 2 and Note 9 to the Consolidated Financial Statements. We purchased Grand Design to significantly expand our existing towable RV product offerings and dealer base and acquire executive talent in the RV industry.

In the first quarter of Fiscal 2017, we revised our reporting segments. Previously, we had one reporting segment which included all RV products and services. With the acquisition of Grand Design in the first quarter, we expanded the number of reporting segments to two: (1) Motorized products and services and (2) Towable products and services. The Motorized segment includes all products that include a motorized chassis as well as other related manufactured products. The Towable segment includes all products which are not motorized and are generally towed by another vehicle. Prior year segment information has been restated to conform to the current reporting segment presentation.

Market Share

Our retail unit market share, as reported by Stat Surveys based on state records, is illustrated below. Note that this data is subject to adjustment and is continuously updated.

	Rolling 12 Months Through April		Calendar Year
US and Canada	2017	2016	2016	2015	2014	2013
Motorized A, B, C	16.8%	19.5%	18.0%	20.5%	20.7%	18.6%
Travel trailer and fifth wheels	3.1% (1)	1.0%	1.7% (1)	0.9%	0.8%	1.0%

(1)	Includes retail unit market share for Grand Design since acquisition on November 8, 2016.

Industry Trends

Key reported statistics for the North American RV industry are as follows:

•	Wholesale unit shipments: RV product delivered to the dealers, which is reported monthly by RVIA

•	Retail unit registrations: consumer purchases of RVs from the dealer, which is reported monthly by Stat Surveys

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

	US and Canada Industry
	Wholesale Unit Shipments per RVIA				Retail Unit Registrations per Stat Surveys
	Rolling 12 Months through April				Rolling 12 Months through April
	2017	2016	Unit Change	% Change	2017	2016	Unit Change	% Change
Towable (1)	376,022	324,552	51,470	15.9%	355,913	320,900	35,013	10.9%
Motorized (2)	57,133	49,943	7,190	14.4%	52,164	46,421	5,743	12.4%
Combined	433,155	374,495	58,660	15.7%	408,077	367,321	40,756	11.1%

(1)	Towable: Fifth wheel and travel trailer products

(2)	Motorized: Class A, B and C products

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

	Calendar Year
Wholesale Unit Shipments per RVIA	2017 Forecast (1)	2016 Actual	Unit Change	% Change
Towable	397,000	362,685	34,315	9.5%
Motorized	62,600	54,741	7,859	14.4%
Combined	459,600	417,426	42,174	10.1%

(1)	Forecast prepared by Dr. Richard Curtin of the University of Michigan Consumer Survey Research Center for RVIA and reported in the Roadsigns RV Summer 2017 Industry Forecast Issue.

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

The following table illustrates the cumulative project costs:

	Fiscal	Fiscal	Fiscal 2017			Cumulative
(In thousands)	2015	2016	Q1	Q2	Q3(1)	Investment
Capitalized	$3,291	$7,798	$1,518	$530	$(348)	$12,789	55%
Expensed	2,528	5,930	1,165	517	533	10,673	45%
Total	$5,819	$13,728	$2,683	$1,047	$185	$23,462	100%
(1) During the third quarter of Fiscal 2017, we re-evaluated certain project costs and recorded an adjustment to capitalized ERP costs of $348 thousand, which was expensed in the quarter.

During the third quarter of Fiscal 2017, we paused the ERP project to allow our recently hired Chief Information Officer time to evaluate the project and our implementation partners. In May of 2017, the Board approved continued investment in the ERP system and a change in implementation partner. The project is proceeding and the benefits are expected to be realized over the next several years. Total project costs are expected to be approximately $38 million.

Consolidated Results of Operations
Current Quarter Compared to the Comparable Quarter Last Year
The following is an analysis of changes in key items included in the consolidated statements of operations:

	Three Months Ended
(In thousands, except percent and per share data)	May 27, 2017	% of Revenues(1)	May 28, 2016	% of Revenues(1)	Increase (Decrease)	% Change
Net revenues	$476,364	100.0%	$272,077	100.0%	$204,287	75.1%
Cost of goods sold	405,560	85.1%	241,820	88.9%	163,740	67.7%
Gross profit	70,804	14.9%	30,257	11.1%	40,547	134.0%

Selling	10,141	2.1%	4,770	1.8%	5,371	112.6%
General and administrative	15,194	3.2%	6,487	2.4%	8,707	134.2%
Postretirement health care benefit income	—	—%	(1,593)	(0.6)%	1,593	(100.0)%
Transaction costs	450	0.1%	—	—%	450	—%
Amortization of intangible assets	10,159	2.1%	—	—%	10,159	—%
Operating expenses	35,944	7.5%	9,664	3.6%	26,280	271.9%

Operating income	34,860	7.3%	20,593	7.6%	14,267	69.3%
Interest expense	5,265	1.1%	—	—%	5,265	—%
Non-operating income	(54)	—%	(77)	—%	23	(29.9)%
Income before income taxes	29,649	6.2%	20,670	7.6%	8,979	43.4%
Provision for income taxes	10,258	2.2%	6,232	2.3%	4,026	64.6%
Net income	$19,391	4.1%	$14,438	5.3%	$4,953	34.3%

Diluted income per share	$0.61		$0.53		$0.08	15.1%
Diluted average shares outstanding	31,691		27,004		4,687	17.4%
(1) Percentages may not add due to rounding differences.
Consolidated net revenues increased $204.3 million or 75.1% in the third quarter of Fiscal 2017 over the third quarter of Fiscal 2016. This was primarily due to the acquisition of Grand Design which added revenues of $196.9 million in the quarter. In addition, Winnebago-branded Towables revenues rose $12.4 million or 48.9% in the quarter over the third quarter of Fiscal 2016, helping to offset a decline of 2.0% in Motorized revenues.

Cost of goods sold was $405.6 million, or 85.1% of net revenues for the third quarter of Fiscal 2017 compared to $241.8 million, or 88.9% of net revenues for the same period a year ago due to the following:

•
Total variable costs (materials, direct labor, variable overhead, delivery expense and warranty), as a percent of net revenues, decreased from 83.5% to 80.8%, primarily due to a higher proportion of Towable revenue in the quarter as the Towable segment operates at a higher gross profit rate. Also, favorable product mix and improved warranty experience in the Towables segment was partially offset by margin pressure in the Motorized segment due in part to the ramp up of the Junction City production facility.

•
Fixed overhead (manufacturing support labor, depreciation and facility costs) and research and development-related costs decreased from 5.4% to 4.4% of net revenues due mainly to a higher proportion of Towable revenue in the quarter which operates at a lower fixed cost per unit.

•	All factors considered, gross profit increased from 11.1% to 14.9% of net revenues.
Selling expenses were $10.1 million and $4.8 million, or 2.1% and 1.8% of net revenues in the third quarter of Fiscal 2017 and Fiscal 2016, respectively. The increase in the third quarter of Fiscal 2017 was primarily due to an additional $5.1 million in Towable segment selling expenses including those associated with the acquired Grand Design operation and due to Towable net revenue growth.
General and administrative expenses were $15.2 million and $6.5 million, or 3.2% and 2.4% of net revenues in the third quarter of Fiscal 2017 and Fiscal 2016, respectively. This increase was due to the addition of $5.0 million of general and administrative expenses related to Towable segment expenses including the costs associated with the acquired Grand Design operation, an increase in salaried wages, and a decrease in the third quarter of Fiscal 2016 related to a favorable legal settlement of $2.75 million.

Postretirement health care benefit income decreased by $1.6 million in the third quarter of Fiscal 2017 due to a plan amendment that terminated the plan effective January 1, 2017. As a result of that amendment, our liability for postretirement health care was eliminated in the second quarter of Fiscal 2017.
Transaction costs of $0.5 million in the third quarter of Fiscal 2017 relate to the acquisition of Grand Design.
Amortization of intangible assets expense of $10.2 million is related to definite-lived intangible assets established as a result of the acquisition of Grand Design in the first quarter of Fiscal 2017.
Interest expense was $5.3 million in the third quarter of Fiscal 2017. It is related to the ABL and Term Loan agreements as we borrowed $353.0 million on November 8, 2016 for the acquisition of Grand Design. See Analysis of Financial Condition, Liquidity, and Resources and Note 9 for further information.
The overall effective income tax rate for the third quarter of Fiscal 2017 was 34.6% compared to the effective tax rate of 30.2% for the same period in Fiscal 2016. The effective rate for the third quarter of Fiscal 2016 was favorably impacted by retroactive reinstatements of the federal research and development credit and other credits that were enacted in December 2015. The increase in the effective rate is also due to higher pre-tax income in Fiscal 2017 associated with the acquisition of Grand Design. This results in various permanent deductions having less of an impact on the overall tax rate.
Net income and diluted income per share were $19.4 million and $0.61 per share, respectively, for the third quarter of Fiscal 2017. In the third quarter of Fiscal 2016, net income was $14.4 million and diluted income was $0.53 per share.

Non-GAAP Reconciliation
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

The following table reconciles net income to consolidated Adjusted EBITDA.

	Three Months Ended
(In thousands)	May 27, 2017	May 28, 2016
Net income	$19,391	$14,438
Interest expense	5,265	—
Provision for income taxes	10,258	6,232
Depreciation	1,859	1,480
Amortization of intangible assets	10,159	—
EBITDA	46,932	22,150
Postretirement health care benefit income	—	(1,593)
Legal settlement	—	(2,750)
Transaction costs	450	—
Non-operating income	(54)	(77)
Adjusted EBITDA	$47,328	$17,730

We have provided non-GAAP performance measures of EBITDA and Adjusted EBITDA as a comparable measure to illustrate the effect of non-recurring transactions occurring during the quarter and improve comparability of our results from period to period. EBITDA is defined as net income before interest expense, provision for income taxes, and depreciation and amortization expense.  We believe EBITDA and Adjusted EBITDA provide meaningful supplemental information about our operating performance because each measure excludes amounts that we do not consider part of our core operating results when assessing our performance. These types of adjustments are also specified in the definition of certain measures required under the terms of our Credit Facility. Examples of items excluded from Adjusted EBITDA include the postretirement health care benefit income from terminating the plan, a favorable legal settlement, and the transaction costs related to our acquisition of Grand Design.

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

Segment Results of Operations
The following is an analysis of key changes in our Motorized segment:

Motorized
(In thousands, except units)	Three Months Ended
	May 27, 2017	% of Revenue	May 28, 2016	% of Revenue	Decrease	% Change
Net revenues	$241,670		$246,684		$(5,014)	(2.0)%
Adjusted EBITDA	12,598	5.2%	16,218	6.6%	(3,620)	(22.3)%

Unit deliveries	May 27, 2017	Product Mix % (1)	May 28, 2016	Product Mix % (1)	Increase (Decrease)	% Change
Class A	797	28.5%	654	22.4%	143	21.9%
Class B	471	16.9%	334	11.5%	137	41.0%
Class C	1,524	54.6%	1,929	66.1%	(405)	(21.0)%
Total motorhomes	2,792	100.0%	2,917	100.0%	(125)	(4.3)%

Motorhome ASP	$85,953		$83,758		$2,195	2.6%

			As Of
Backlog (2)			May 27, 2017	May 28, 2016	Increase	% Change
Units			1,640	1,513	127	8.4%
Dollars			$141,998	$134,495	$7,503	5.6%

Dealer Inventory
Units			4,670	4,585	85	1.9%
(1) Percentages may not add due to rounding differences.
(2) We include in our backlog all accepted orders from dealers to be shipped within the next six months. Orders in backlog can be cancelled or postponed at the option of the dealer at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales

Motorized net revenues decreased $5.0 million or 2.0% in the third quarter of Fiscal 2017 as compared to the third quarter of Fiscal 2016. This was primarily due to less units sold, partially offset by a higher ASP.

Motorized unit deliveries decreased by 4.3% in the quarter. Though unit deliveries were down, most notably in our Class C products, our motorhome ASP increased 2.6%. We have seen an increase in the backlog volumes during the third quarter of Fiscal 2017. The increase in ASP was a result of an increase in our high-end Class A products as well as a decrease in the lower priced rental units.

Motorized segment Adjusted EBITDA decreased $3.6 million or 22.3%. This reduction was primarily due to lower volume, partially offset by a higher ASP than Fiscal 2016. Adjusted EBITDA also decreased due to additional costs associated with the ramp up of our Junction City production facility and higher personnel expenses, partially offset by a decrease in ERP expenses.

The following is an analysis of key changes in our Towable segment:

Towable
(In thousands, except units)	Three Months Ended
	May 27, 2017	% of Revenue	May 28, 2016	% of Revenue	Increase	% Change
Net revenues	$234,694		$25,393		$209,301	824.2%
Adjusted EBITDA	34,730	14.8%	1,512	6.0%	33,218	2,197.0%

Unit deliveries	May 27, 2017	Product Mix % (1)	May 28, 2016	Product Mix % (1)	Increase	% Change
Travel trailer	4,359	58.5%	1,042	86.5%	3,317	318.3%
Fifth wheel	3,092	41.5%	163	13.5%	2,929	1,796.9%
Total towables	7,451	100.0%	1,205	100.0%	6,246	518.3%

Towables ASP	31,459		21,177		10,282	48.6%

			As Of
Backlog (2)			May 27, 2017	May 28, 2016	Increase	% Change
Units			8,657	412	8,245	2,001.2%
Dollars			$269,965	$8,058	$261,907	3,250.3%

Dealer Inventory
Units			9,520	2,358	7,162	303.7%
(1) Percentages may not add due to rounding differences.
(2) We include in our backlog all accepted orders from dealers to be shipped within the next six months. Orders in backlog can be cancelled or postponed at the option of the dealer at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales

Towable net revenues increased $209.3 million in the third quarter of Fiscal 2017 as compared to the third quarter of Fiscal 2016. This significant increase was primarily due to the acquisition of Grand Design which added revenues of $196.9 million in the quarter. In addition, Winnebago-branded towable revenues rose $12.4 million or 48.9% in the quarter compared to the same quarter in Fiscal 2016.

Towable unit deliveries grew by 518.3% in the quarter primarily due to the acquisition of Grand Design and also due to Towables growth in excess of recent industry trends. With the addition of Grand Design in November, our towables market share increased from 1.0% to 3.1% when comparing shipments during the twelve month trailing periods ended April 2016 and April 2017. The addition of Grand Design has also resulted in a higher ASP due to a greater proportion of higher-priced fifth wheel units for the third quarter of Fiscal 2017 compared to the same period in Fiscal 2016. Other strong increases in backlog and the dealer inventory turn ratio have been influenced by the acquisition of Grand Design.

Towable segment Adjusted EBITDA increased $33.2 million due to the favorable impact of Grand Design and the organic growth of Winnebago-branded towables. We achieved strong results in our towable operations, where shipments grew faster than the industry as a result of greater penetration of our new products and further expansion of our distribution base. We believe we can continue to achieve growth in excess of the overall towables market projections for the remainder of Fiscal 2017.

Consolidated Results of Operations

Nine Months of Fiscal 2017 Compared to the Comparable Nine Months of Fiscal 2016
The following is an analysis of changes in key items included in the statements of operations:

	Nine Months Ended
(In thousands, except percent and per share data)	May 27, 2017	% of Revenues(1)	May 28, 2016	% of Revenues(1)	Increase (Decrease)	% Change
Net revenues	$1,092,183	100.0%	$711,972	100.0%	$380,211	53.4%
Cost of goods sold	943,188	86.4%	631,191	88.7%	311,997	49.4%
Gross profit	148,995	13.6%	80,781	11.3%	68,214	84.4%

Selling	25,564	2.3%	14,714	2.1%	10,850	73.7%
General and administrative	37,640	3.4%	23,743	3.3%	13,897	58.5%
Postretirement health care benefit income	(24,796)	(2.3)%	(4,531)	(0.6)%	(20,265)	447.3%
Transaction costs	6,374	0.6%	—	—%	6,374	—%
Amortization of intangible assets	22,578	2.1%	—	—%	22,578	—%
Operating expenses	38,408	6.2%	33,926	4.8%	33,434	98.5%

Operating income	81,635	7.5%	46,855	6.6%	34,780	74.2%
Interest Expense	11,571	1.1%	—	—%	11,571	—%
Non-operating income	(137)	—%	(194)	—%	57	(29.4)%
Income before income taxes	70,201	6.4%	47,049	6.6%	23,152	49.2%
Provision for income taxes	23,794	2.2%	14,699	2.1%	9,095	61.9%
Net income	$46,407	4.2%	$32,350	4.5%	$14,057	43.5%

Diluted income per share	$1.52		$1.20		$0.32	26.7%
Diluted average shares outstanding	30,448		27,029		3,419	12.6%
(1) Percentages may not add due to rounding differences.
Consolidated net revenues increased $380.2 million or 53.4% in the first nine months of Fiscal 2017 over the first nine months of Fiscal 2016. This was primarily due to the acquisition of Grand Design which added revenues of $366.3 million. In addition, Winnebago-branded towables rose $27.3 million or 43.5% in the first nine months of Fiscal 2017. Motorhome revenue was down in the first nine months of Fiscal 2017 due to a reduction of ASP on relatively flat unit sales and also due to a $6.3 million reduction in sales to aluminum extrusion customers compared to the first nine months of Fiscal 2016 as we have ceased those activities in order to better utilize asset and labor capacity.

Cost of goods sold was $943.2 million, or 86.4% of net revenues for the first nine months of Fiscal 2017 compared to $631.2 million, or 88.7% of net revenues for the first nine months of Fiscal 2016 due to the following:

•
Total variable costs (materials, direct labor, variable overhead, delivery expense and warranty), as a percent of net revenues, decreased to 81.8% in Fiscal 2017 compared to 83.3% in Fiscal 2016 primarily due to a higher proportion of Towable revenue in the first nine months as the Towable segment operates at a higher gross profit rate. The effects of the higher Towables mix was partially offset by inefficiencies associated with the ramp-up of production at our Junction City, OR operation.

•
Fixed overhead (manufacturing support labor, depreciation and facility costs) and research and development-related costs decreased as a percent of net revenues to 4.6% in Fiscal 2017 compared to 5.3% in Fiscal 2016 due to a higher proportion of Towable revenue in the quarter which operates at a lower fixed cost per unit.

•	All factors considered, gross profit increased to 13.6% from 11.3% of net revenues.
Selling expenses were $25.6 million and $14.7 million, or 2.3% and 2.1% of net revenues in the first nine months of Fiscal 2017 and Fiscal 2016, respectively. The increase was primarily due to $10.9 million in additional Towable segment selling expenses including those associated with the acquired Grand Design operation and due to Towable net revenue growth.
General and administrative expenses were 3.4% and 3.3% of net revenues in the first nine months of Fiscal 2017 and Fiscal 2016, respectively. General and administrative expenses increased $13.9 million, or 58.5% in the first nine months of Fiscal 2017 compared to the same period in Fiscal 2016. This increase was due to the addition of $8.8 million of general and administrative expenses associated with the Grand Design operation, an increase in salaried wages, and a decrease in Fiscal 2016 related to a favorable legal settlement of $2.75 million.

Postretirement health care benefit income increased by $20.3 million in the first nine months of Fiscal 2017 due to the plan termination which was announced on October 26, 2016. Effective January 1, 2017, postretirement health care benefits were discontinued for retirees under age 65. As a result of this amendment, our liability for postretirement health care was eliminated and a benefit was recorded on the statement of income.
Transaction costs of $6.4 million in the first nine months of Fiscal 2017 is related to the acquisition of Grand Design.
Amortization of intangibles expense of $22.6 million is related to definite-lived intangibles established as of the acquisition of Grand Design in the first quarter of Fiscal 2017.
Interest expense was $11.6 million in the first nine months of Fiscal 2017. It is related to the ABL and Term Loan agreements as we borrowed $353.0 million on November 8, 2016 for the acquisition of Grand Design. See Analysis of Financial Condition, Liquidity, and Resources and Note 9 for further information.
The overall effective income tax rate for the first nine months of Fiscal 2017 was 33.9% compared to the effective income tax rate of 31.2% for the first nine months of Fiscal 2016. The effective rate for the first nine months of Fiscal 2016 was favorably impacted by retroactive reinstatements of the federal research and development credit and other credits that were enacted in December 2015. The increase in the effective rate is also due to greater pre-tax income in Fiscal 2017 associated with the acquisition of Grand Design. This results in various permanent tax deductions having less of an effect on the overall tax rate.
Net income and diluted income per share were $46.4 million and $1.52 per share, respectively, for the first nine months of Fiscal 2017. In the first nine months of Fiscal 2016, net income was $32.4 million and diluted net income was $1.20 per share.

Non-GAAP Reconciliation
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

The following table reconciles net income to consolidated Adjusted EBITDA.

	Nine Months Ended
(In thousands)	May 27, 2017	May 28, 2016
Net income	$46,407	$32,350
Interest expense	11,571	—
Provision for income taxes	23,794	14,699
Depreciation	5,287	4,243
Amortization of intangible assets	22,578	—
EBITDA	109,637	51,292
Postretirement health care benefit income	(24,796)	(4,531)
Legal settlement	—	(2,750)
Transaction costs	6,374	—
Non-operating income	(137)	(194)
Adjusted EBITDA	$91,078	$43,817

We have provided non-GAAP performance measures of EBITDA and Adjusted EBITDA as a comparable measure to illustrate the effect of non-recurring transactions occurring during the quarter and improve comparability of our results from period to period. EBITDA is defined as net income before interest expense, provision for income taxes, and depreciation and amortization expense.  We believe EBITDA and Adjusted EBITDA provide meaningful supplemental information about our operating performance because each measure excludes amounts that we do not consider part of our core operating results when assessing our performance. These types of adjustments are also specified in the definition of certain measures required under the terms of our credit facility. Examples of items excluded from Adjusted EBITDA include the postretirement health care benefit income from terminating the plan, a favorable legal settlement and the transaction costs related to our acquisition of Grand Design.

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

Segment Results of Operations
The following is an analysis of key changes in our Motorized segment:

Motorized
(In thousands, except units)	Nine Months Ended
	May 27, 2017	% of Revenue	May 28, 2016	% of Revenue	Decrease	% Change
Net revenues	$635,732		$649,162		$(13,430)	(2.1)%
Adjusted EBITDA	31,738	5.0%	39,683	6.1%	(7,945)	(20.0)%

Unit deliveries	May 27, 2017	Product Mix % (1)	May 28, 2016	Product Mix % (1)	Increase (Decrease)	% Change
Class A	2,263	32.8%	2,241	32.6%	22	1.0%
Class B	1,148	16.6%	831	12.1%	317	38.1%
Class C	3,488	50.6%	3,799	55.3%	(311)	(8.2)%
Total motorhomes	6,899	100.0%	6,871	100.0%	28	0.4%

Motorhome ASP	$91,162		$92,384		$(1,222)	(1.3)%

			As Of
Backlog (2)			May 27, 2017	May 28, 2016	Increase	% Change
Units			1,640	1,513	127	8.4%
Dollars			$141,998	$134,495	$7,503	5.6%

Dealer Inventory
Units			4,670	4,585	85	1.9%
(1) Percentages may not add due to rounding differences.
(2) We include in our backlog all accepted orders from dealers to be shipped within the next six months. Orders in backlog can be cancelled or postponed at the option of the dealer at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Motorized net revenues decreased $13.4 million or 2.1% in the first nine months of Fiscal 2017 as compared to the first nine months of Fiscal 2016. This was primarily due to lower ASP on the mix of units sold and the $6.1 million reduction in sales to aluminum extrusion customers as we have ceased those activities, which were comparably lower margin, in order to better utilize asset and labor capacity.

Motorized unit deliveries grew by 0.4% in the first nine months which is lower than recent industry growth. Our overall motorized market share moved from 19.5% to 16.8% when comparing shipments during the twelve month trailing periods ended April 2016 and April 2017. The decline in the first nine months has come in Class C products. The unit growth we have generated has shifted our mix more towards Class B products which have a lower ASP. So although units increased a modest 0.4%, motorhome ASP decreased 1.3%.

Motorized segment Adjusted EBITDA decreased $7.9 million or 20.0%. This reduction was primarily due to lower revenues caused by a mix of products which had a lower ASP than Fiscal 2016. While unit volume grew 0.4%, revenues decreased by 2.1% due to the lower mix of Class C units and higher proportion of lower priced Class B units. Adjusted EBITDA also decreased due to additional costs associated with the ramp up of our Junction City, OR production facility and higher personnel expenses, partially offset by a decrease in ERP expenses.

The following is an analysis of key changes in our Towable segment:

Towable
(In thousands, except units)	Nine Months Ended
	May 27, 2017	% of Revenue	May 28, 2016	% of Revenue	Increase	% Change
Net revenues	$456,451		$62,810		$393,641	626.7%
Adjusted EBITDA	59,340	13.0%	4,134	6.6%	55,206	1,335.4%

Unit deliveries	May 27, 2017	Product Mix % (1)	May 28, 2016	Product Mix % (1)	Increase	% Change
Travel trailer	8,914	59.9%	2,562	86.1%	6,352	247.9%
Fifth wheel	5,960	40.1%	413	13.9%	5,547	1,343.1%
Total towables	14,874	100.0%	2,975	100.0%	11,899	400.0%

Towables ASP	30,877		21,173		9,704	45.8%

			As Of
Backlog (2)			May 27, 2017	May 28, 2016	Increase	% Change
Units			8,657	412	8,245	2,001.2%
Dollars			$269,965	$8,058	$261,907	3,250.3%

Dealer Inventory
Units			9,520	2,358	7,162	303.7%

(1) Percentages may not add due to rounding differences.
(2) We include in our backlog all accepted orders from dealers to be shipped within the next six months. Orders in backlog can be cancelled or postponed at the option of the dealer at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Towable net revenues increased $393.6 million in the first nine months of Fiscal 2017 as compared to the first nine months of Fiscal 2016. This was primarily due to the acquisition of Grand Design which added revenues of $366.3 million in the first nine months. In addition, Winnebago-branded towable revenues rose $27.3 million or 43.5% in the first nine months.

Towable unit deliveries grew by 400.0% in the first nine months of Fiscal 2017 primarily due to the acquisition of Grand Design and also due to Towables growth in excess of recent industry trends. With the addition of Grand Design in November, our towables market share increased from 1.0% to 3.1% when comparing shipments during the twelve month trailing periods ended April 2016 and April 2017. The addition of Grand Design has also resulted in a higher ASP due to a greater proportion of higher-priced fifth wheel units for the first nine months of Fiscal 2017 compared to the same period in Fiscal 2016. Other strong increases in backlog and the dealer inventory turn ratio have been influenced by the acquisition of Grand Design.

Towable segment Adjusted EBITDA excludes the costs associated with the acquisition and as such increased $55.2 million. This increase illustrates the favorable impact of Grand Design and the organic growth of Winnebago-branded towables. We achieved strong results in our Towables segment, where shipments grew much faster than the industry as a result of greater penetration of our new products and further expansion of our distribution base. We believe we can continue to achieve growth in excess of the overall towables market projections for the remainder of Fiscal 2017.

Analysis of Financial Condition, Liquidity and Resources
Cash and cash equivalents decreased $61.2 million during the first nine months of Fiscal 2017 and totaled $24.4 million as of May 27, 2017. Significant liquidity events that occurred during the first nine months of Fiscal 2017 were:

•	Generation of net income of $46.4 million

•	Acquisition of Grand Design for $520.5 million of which $396.4 million was cash and $124.1 million was in Winnebago stock

•	Entered into a new Credit Facility with $125.0 million available in an ABL and $300.0 million in Term Loan (see details below)

•	Total borrowings at May 27, 2017 were $297.0 million, and we have an additional $125.0 million available to borrow under the revolving credit agreement, subject to sufficient borrowing base.

•	Loan repayments were $69.4 million.

•	Increase in payables of $32.8 million partially offset by an increase in receivables of $21.3 million

•	Increase in inventory of $7.5 million

•	Dividend payments of $9.6 million

Working capital at May 27, 2017 and August 27, 2016 was $120.8 million and $187.6 million, respectively, a decrease of $66.8 million. We currently expect cash on hand, cash collected on receivables, funds generated from operations and the availability under our ABL to be sufficient to cover both short-term and long-term operating requirements for the next 12 months. We anticipate capital expenditures in the remainder of Fiscal 2017 to be approximately $5 - 7 million.
Share repurchases of $1.4 million in the first nine months of Fiscal 2017 were to satisfy tax obligations on employee equity awards vested. We continually evaluate if share repurchases reflects a prudent use of our capital and, subject to compliance with the ABL and Term Loan, we may purchase shares in the remainder of Fiscal 2017. At May 27, 2017 we have $2.6 million remaining on our board repurchase authorization. See Part II, Item 2 of this Form 10-Q.
Operating Activities
Cash provided by operating activities was $67.4 million for the nine months ended May 27, 2017 compared to $31.7 million for the nine months ended May 28, 2016. In Fiscal 2017 the combination of net income of $46.4 million and changes in non-cash charges (e.g. amortization, depreciation, LIFO, stock-based compensation, deferred income taxes) partially offset by the non-cash reduction of the postretirement health care liability of $23.7 million provided $60.0 million of operating cash. Changes in assets and liabilities (primarily increases in accounts payable and accrued expenses that were partially offset by increases in receivables) provided $7.3 million of operating cash in the first nine months ended May 27, 2017. In the nine months ended May 28, 2016, the combination of net income of $32.4 million adjusted for non-cash charges (e.g., depreciation, LIFO, stock-based compensation) provided $38.7 million of operating cash. Changes in assets and liabilities (primarily increases in inventories) used $6.9 million of operating cash.
Investing Activities
Cash used in investing activities of $403.5 million for the nine months ended May 27, 2017 was due primarily to the acquisition of Grand Design for which we paid cash of $394.7 million, net of cash acquired, in addition to issuing Winnebago stock with a value of $124.1 million at closing. Capital expenditures were $9.7 million for the nine months ended May 27, 2017. In the nine months ended May 28, 2016, cash used in investing activities of $19.5 million was due primarily to capital expenditures of $19.9 million.
Financing Activities
Cash provided by financing activities of $275.0 million for the nine months ended May 27, 2017 was primarily due to cash proceeds from the new Credit Facility (discussed below) of $366.4 million, partially offset by payments on the new Credit Facility of $69.4 million, $11.0 million for the payment of debt issuance costs, and $9.6 million for the payment of dividends. The repayments on the new Credit Facility included the full repayment of amounts borrowed under the ABL to finance the acquisition of Grand Design in the first quarter. Cash used in financing activities of $11.2 million for the nine months ended May 28, 2016 was due to $8.2 million for payments of dividends and $3.1 million for repurchases of our stock.

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
Under the ABL agreement, to determine interest due, we can elect to base the rate on the alternate base rate (prime rate, NYFRB rate or adjusted LIBOR for one-month period) plus 0.5% to 1.0%, depending on the amount of borrowings outstanding, or an adjusted LIBOR rate for a period of one, two, three or six months as we select plus 1.50% to 2.0%, depending on the amount of borrowings outstanding. No interest rate was applicable as of May 27, 2017 as the ABL was not drawn. We also pay a commitment fee equal to 0.375% if the average utilized portion is less than or equal to 50%, or 0.25% if the utilized portion is greater than 50% of availability.
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
Under the Term Loan agreement, to determine interest due, we can elect to base the rate on an alternate base rate (prime rate, NYFRB rate or adjusted LIBOR for one-month period with a floor of 2.0%) plus 3.50% or an adjusted LIBOR rate for the interest period selected plus 4.50%. The interest rate we were paying as of May 27, 2017 was 5.6%.
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
The ABL agreement generally contains similar covenants, and includes restrictions on indebtedness, liens, mergers, consolidations, investments, guarantees, acquisitions, sales of assets, transactions with affiliates. Dividends, redemptions and other payments on equity are generally limited to $20.0 million in any fiscal year; higher amounts may be paid if the total net leverage ratio does not exceed 3.0 to 1.0. Customary events of default (with customary grace periods, notice and cure periods and thresholds) include payment default, breach of representation in any material respect, breach of covenants, default to material indebtedness, bankruptcy, ERISA violations, material judgments, change in control and termination of invalidity of guaranty or security documents. As of May 27, 2017, we are in compliance with the financial covenants of the Credit Facility agreements.
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

Contractual Obligations and Commercial Commitments
Our principal contractual obligations and commercial commitments that have significantly changed since our Annual Report on Form 10-K for the fiscal year ended August 27, 2016 are as follows as of May 27, 2017:

	Payments Due By Period
(In thousands)	Total	Fiscal 2017	Fiscal 2018-2019	Fiscal 2020-2021	More than 5 Years
Revolving credit agreement (1)	$—	$—	$—	$—	$—
Term debt (2)	297,000	3,000	29,250	30,000	234,750
Interest at variable rate (3)	88,897	3,599	31,440	28,097	25,761
Net swap payments (4)	9,213	311	2,862	2,862	3,178
Operating leases (5)	19,051	591	4,679	4,641	9,140
Total contractual cash obligations	$414,161	$7,501	$68,231	$65,600	$272,829

(1)	As of May 27, 2017, we did not have any borrowings outstanding under our $125.0 million revolving credit agreement. Borrowings and repayments are expected to fluctuate over the term.

(2)
As of May 27, 2017, we had $297.0 million outstanding under our Term Loan agreement, that matures on November 8, 2023. The contractual principal payments are included in the previous table. As discussed in the liquidity section of the MD&A above, additional principal payments are due annually on a formula based on 50% of excess cash flow. No amounts for this contingency are included in the above table.

(3)
All of the debt under the Term Loan is at a variable rate and the interest in the table assumes the variable rate of 5.6% at May 27, 2017 is constant through the maturity dates of the debt and the principal payments on the term debt are made as scheduled. The variable rate is subject to change. For example, a 1.0% change in Term Loan rates for Fiscal 2017, would change the interest paid for the remainder of 2017 by $0.6 million. Additionally, included in interest payments due by period is a 0.4% commitment fee on the ABL for unused borrowings, which are assumed to be at $125.0 million. In addition to interest assumed to be paid, non-cash amortization of debt issuance costs will also be recorded within interest expense on the Consolidated Statements of Income and Comprehensive Income in future periods.

(4)
We have an interest rate swap agreement with a notional amount of $200.0 million as of May 27, 2017 that decreases to $170.0 million on December 8, 2017, to $120.0 million in December 10, 2018, and $60.0 million on December 9, 2019 and expires on December 8, 2020. We pay a fixed rate at 1.82%, and receive a floating rate that was 1.1% at May 27, 2017. In the previous table, we have assumed the floating rate will be constant through the expiration of the interest rate swap when calculating the net swap payments. The variable rate is subject to change. For example, a 1.0% increase in the floating rate for Fiscal 2017, would decrease the payments noted for the increase in ABL and Term for the remainder of 2017 by $0.4 million.

(5)	Represents the lease commitments from the Grand Design acquisition and the lease of an office facility. Refer to Note 12.

With the acquisition of Grand Design, we agreed to register the 4,586,555 shares of common stock issued to the former owners of Grand Design pursuant to the terms of a registration rights agreement. Under the registration rights agreement, we filed a shelf registration statement with the SEC on January 20, 2017 to register these shares for resale. We agreed to keep the registration statement effective for up to three years. See Note 11.

Critical Accounting Policies
There have been no material changes to the critical accounting policies described in our Form 10-K for the year ended August 27, 2016, except for those disclosed in our Form 10-Q for the quarter ended November 26, 2016.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk
We are exposed to market risks related to fluctuations in interest rates on the outstanding variable rate debt. As of May 27, 2017, we had $297.0 million outstanding under our Term Loan, subject to variable interest rates.

Under terms of the Credit Facility, we are required to maintain interest rate swaps to manage our interest rate exposure related to the variable component of interest cost on the Term Loan. This hedging arrangement must be maintained until the later of three years from November 8, 2016 or when our leverage ratio is 2.0 to 1.0 or less. On January 23, 2017, we entered into an interest rate swap to effectively convert $200.0 million of the Term Loan balance to a fixed rate. The notional amount of the swap is reduced to $170.0 million on December 8, 2017, $120.0 million in December 10, 2018, and $60.0 million on December 9, 2019 and expires on December 8, 2020. A hypothetical one percentage point increase in interest rates on the Term Loan would increase our interest expense (after consideration of the interest rate swap) for the last three months of 2017 by approximately $0.2 million. Due to the floor of 1% on LIBOR for the Term Loan, a 1% decrease would have no impact on interest expense for the last three months of 2017.

For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant.

Derivative instruments are accounted for at fair value in accordance with ASC Topic 815, Derivatives and Hedging, and have been designated for hedge accounting. The fair value of the interest rate swap is based on observable market data (Level 2) and was $(0.8) million as of May 27, 2017. The interest rate swap requires us to pay interest at a fixed rate of 1.82% through the December 8, 2020 expiration of the swap. A 1.0% increase in the interest rate would have changed the fair value of the swap as of May 27, 2017 by approximately $4.3 million and a 1.0% decrease would have changed the fair value by $(2.7) million. These increases and decreases would be recorded in OCI and the hedged value on our consolidated balance sheet (currently recorded within other non-current liabilities).  While these are our best estimates of the impact of the specified interest rate scenario, actual results could differ from those projected. The sensitivity analysis presented assumes interest rate changes are instantaneous, parallel shifts in the yield curve. In reality, interest rate changes of this magnitude are rarely instantaneous or parallel.

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

There were no changes in our internal control over financial reporting that occurred during the third quarter of Fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 19, 2007, the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $60 million. There is no time restriction on this authorization. During the third quarter of Fiscal 2017, 65 shares were repurchased under the authorization, at an aggregate cost of $1,944. All of these shares were repurchased from employees who vested in Winnebago Industries shares during the third quarter of Fiscal 2017 and elected to pay their payroll tax via shares as opposed to cash. As of May 27, 2017, there was approximately $2.6 million remaining under this authorization.
Purchases of our common stock during each fiscal month of the third quarter of Fiscal 2017 were:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
02/26/17 - 04/01/17	65	$29.90	65	$2,630,000
04/02/17 - 04/29/17	—	$—	—	$2,630,000
04/30/17 - 05/27/17	—	$—	—	$2,630,000
Total	65	$29.90	65	$2,630,000

Our Credit Facility contains covenants that limit our ability to pay certain cash dividends or repurchase our stock without impacting financial ratio covenants.

Item 6. Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated June 23, 2017.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated June 23, 2017.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated June 23, 2017.

32.2	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated June 23, 2017.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*Attached as Exhibit 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended May 27, 2017 formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations and Comprehensive Income, (iii) the Unaudited Consolidated Statement of Cash Flows, and (iv) related notes to these financial statements. Such exhibits are deemed furnished and not filed pursuant to Rule 406T of Regulation S-T.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.

Date:	June 23, 2017	By	/s/ Michael J. Happe
Michael J. Happe
Chief Executive Officer, President
(Principal Executive Officer)

Date:	June 23, 2017	By	/s/ Bryan L. Hughes
Bryan L. Hughes
Vice President, Chief Financial Officer, Treasurer
(Principal Financial and Accounting Officer)