Form 10-K
period 2017-08-26
WINNEBAGO INDUSTRIES INC
filed 2017-10-20
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended August 26, 2017; or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________________ to _______________________
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☒    Accelerated Filer ☐   Non-accelerated filer ☐ Smaller Reporting Company ☐ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Aggregate market value of the common stock held by non-affiliates of the registrant: $1,025,558,857 (30,705,355 shares at the closing price on the New York Stock Exchange of $33.40 on February 24, 2017).
Common stock outstanding on October 17, 2017: 31,634,517 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement relating to the registrant's December 2017 Annual Meeting of Shareholders, scheduled to be held December 12, 2017, are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K where indicated.

Winnebago Industries, Inc.
2017 Form 10-K Annual Report

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

ASC	Accounting Standards Codification
ASP	Average Sales Price
ASU	Accounting Standards Update
Blocker Corporation	SPGE VIII - B GD RV Blocker Corporation
COLI	Company Owned Life Insurance
Credit Agreement	Collective reference to the ABL and Term Loan
EPS	Earnings Per Share
ERP	Enterprise Resource Planning
FASB	Financial Accounting Standards Board
FIFO	First In, First Out
GAAP	Generally Accepted Accounting Principles
Grand Design	Grand Design RV, LLC
IRS	Internal Revenue Service
IT	Information Technology
JPMorgan	JPMorgan Chase Bank, N.A.
LIBOR	London Interbank Offered Rate
LIFO	Last In, First Out
LTIP	Long-Term Incentive Plan
Motorized	Business segment including motorhomes and other related manufactured products
MVA	Motor Vehicle Act
NMF	Non-Meaningful Figure
NOL	Net Operating Loss
NYSE	New York Stock Exchange
OCI	Other Comprehensive Income
Octavius	Octavius Corporation, a wholly-owned subsidiary of Winnebago Industries, Inc.
OSHA	Occupational Safety and Health Administration
ROE	Return on Equity
RV	Recreation Vehicle
RVIA	Recreation Vehicle Industry Association
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SG&A	Selling, General and Administrative Expenses
SIR	Self-Insured Retention
Stat Surveys	Statistical Surveys, Inc.
Term Loan	Loan Agreement dated as of November 8, 2016 among Winnebago Industries, Inc., Octavius Corporation, the other loan parties thereto and JPMorgan Chase Bank, N.A. as Administrative Agent
Towable	Business segment including products which are not motorized and are towable by another vehicle
US	United States of America
XBRL	eXtensible Business Reporting Language
YTD	Year to Date

iii

WINNEBAGO INDUSTRIES, INC.
FORM 10‑K
Report for the Fiscal Year Ended August 26, 2017
Forward-Looking Information
Certain of the matters discussed in this Annual Report on Form 10-K are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. A number of factors could cause actual results to differ materially from these statements, including, but not limited to: increases in interest rates, availability of credit, low consumer confidence, availability of labor, significant increase in repurchase obligations, inadequate liquidity or capital resources, availability and price of fuel, a slowdown in the economy, increased material and component costs, availability of chassis and other key component parts, sales order cancellations, slower than anticipated sales of new or existing products, new product introductions by competitors, the effect of global tensions, integration of operations relating to mergers and acquisitions activities generally, business interruptions, any unexpected expenses related to ERP, risks relating to the integration of our acquisition of Grand Design including: risks inherent in the achievement of cost synergies and the timing thereof, risks related to the disruption of the transaction to Winnebago and Grand Design and its management, the effect of the transaction on Grand Design's ability to retain and hire key personnel and maintain relationships with customers, suppliers and other third parties, risk related to compliance with debt covenants and leverage ratios, and other factors which may be disclosed throughout this Annual Report on Form 10-K. Although we believe that the expectations reflected in the "forward-looking statements" are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these "forward-looking statements," which speak only as of the date of this report. We undertake no obligation to publicly update or revise any "forward-looking statements," whether as a result of new information, future events or otherwise, except as required by law or the rules of the NYSE. We advise you, however, to consult any further disclosures made on related subjects in future quarterly reports on Form 10-Q and current reports on Form 8-K that are filed or furnished with the SEC.

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
We own or lease facilities in Middlebury, Indiana, where we manufacture travel trailers and fifth wheel RVs and Junction City, Oregon, where we manufacture motorhomes.
We were incorporated under the laws of the state of Iowa on February 12, 1958, and adopted our present name on February 28, 1961. Our executive offices are located at 605 West Crystal Lake Road in Forest City, Iowa. Our telephone number is (641) 585-3535.
Available Information
Our website, located at www.wgo.net, provides additional information about us. On our website, you can obtain, free of charge, this and prior year Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all of our other filings with the SEC. Our recent press releases are also available on our website. Our website also contains important information regarding our corporate governance practices. Information contained on our website is not incorporated into this Current Report on Form 8-K. You may also read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website that contains reports, proxy statements and other information that is filed electronically with the SEC. The website can be accessed at www.sec.gov.

Principal Products
We have two reporting segments: (1) Motorized products and services and (2) Towable products and services. The Towable segment includes all products which are not motorized and are towable by another vehicle. The Motorized segment includes all products that include a motorized chassis as well as other related manufactured products. Net revenues by major product classes were as follows:

	Year Ended (1)
(In thousands)	August 26, 2017		August 27, 2016		August 29, 2015		August 30, 2014		August 31, 2013
Motorized (2)	$861,922	55.7%	$885,814	90.8%	$904,821	92.7%	$887,040	93.9%	$748,482	93.2%
Towable (3)	685,197	44.3%	89,412	9.2%	71,684	7.3%	58,123	6.1%	54,683	6.8%
Total net revenues	$1,547,119	100.0%	$975,226	100.0%	$976,505	100.0%	$945,163	100.0%	$803,165	100.0%

(1)	The fiscal year ended August 31, 2013 contained 53 weeks; all other fiscal years contained 52 weeks.

(2)	Includes motorhome units, parts and services and other related manufactured products.

(3)	Includes towable units and parts.

Motorized products and services segment. A motorhome is a self-propelled mobile dwelling used primarily as temporary living quarters during vacation and camping trips, or to support some other active lifestyle. The RVIA classifies motorhomes into three types, all of which we manufacture and sell under the Winnebago brand name, which are defined as follows:

Type	Description	Winnebago products offerings
Class A
Conventional motorhomes constructed directly on medium- and heavy-duty truck chassis, which include the engine and drivetrain components. The living area and driver's compartment are designed and produced by the motorhome manufacturer.
Gas: Adventurer, Intent(1), Sightseer, Suncruiser, Sunova, Sunstar, Sunstar LX, Vista, Vista LX
Diesel: Forza, Grand Tour, Horizon(1), Journey, Tour, Via
Class B (gas and diesel)	Panel-type vans to which sleeping, kitchen, and/or toilet facilities are added. These models may also have a top extension to provide more headroom.	Winnebago Touring Coach (Era, Paseo, Revel(1), Travato)
Class C (gas and diesel)	Motorhomes built on van-type chassis onto which the motorhome manufacturer constructs a living area with access to the driver's compartment.	Aspect, Cambria, Fuse, Minnie Winnie, Navion, Spirit, Trend, View
(1) New product offerings introduced in September 2017
Our Class A, B and C motorhomes are sold by dealers in the retail market with manufacturer's suggested retail prices ranging from approximately $80,000 to $520,000, depending on size and model, plus optional equipment and delivery charges. Our motorhomes range in length from 21 to 44 feet.
Unit sales of our motorhomes for the last five fiscal years were as follows:

	Year Ended (1)(2)
Units	August 26, 2017		August 27, 2016		August 29, 2015		August 30, 2014		August 31, 2013
Class A	3,182	34.4%	2,925	31.4%	3,442	37.8%	4,466	51.0%	3,761	55.1%
Class B	1,541	16.6%	1,239	13.3%	991	10.9%	751	8.6%	372	5.5%
Class C	4,537	49.0%	5,143	55.3%	4,664	51.3%	3,538	40.4%	2,688	39.4%
Total motorhomes	9,260	100.0%	9,307	100.0%	9,097	100.0%	8,755	100.0%	6,821	100.0%

(1)	The fiscal year ended August 31, 2013 contained 53 weeks; all other fiscal years contained 52 weeks.

(2)	Percentages may not add due to rounding differences.
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
As a result of our motorhome manufacturing capabilities, equipment and facilities, we have from time to time used incremental capacity to manufacture other products for outside customers. These other manufactured products included aluminum extrusion operations which we exited in Fiscal 2016. We exited the bus operation in Fiscal 2015. We also manufacture other specialty commercial vehicles which are motorhome shells, primarily custom designed for the buyer's specific needs and requirements, such as law enforcement command centers, mobile medical clinics and mobile office space. These specialty commercial vehicles are sold through our dealer network. In addition, we also provide commercial vehicles as bare shells to third-party upfitters for conversion at their facilities.

Towable products and services segment. A towable is a non-motorized vehicle that is designed to be towed by passenger automobiles, pickup trucks, SUVs or vans and is used as temporary living quarters for recreational travel. The RVIA classifies towables in four types: conventional travel trailers, fifth wheels, folding camper trailers and truck campers; we manufacture and sell conventional travel trailers and fifth wheels under the Winnebago and Grand Design brand names, which are defined as follows:

Type	Description	Winnebago product offerings	Grand Design product offerings
Travel trailer	Conventional travel trailers are towed by means of a hitch attached to the frame of the vehicle.	Micro Minnie, Minnie, Minnie Drop, Minnie Plus	Imagine, Reflection
Fifth wheel	Fifth wheel trailers are constructed with a raised forward section that is connected to the vehicle with a special fifth wheel hitch.	Minnie Plus	Momentum, Reflection, Solitude
Unit sales of our towables for the last five fiscal years were as follows:

	Year Ended (1)(2)
Units	August 26, 2017		August 27, 2016		August 29, 2015		August 30, 2014		August 31, 2013
Travel trailer	13,650	60.7%	3,613	86.0%	2,182	81.7%	2,052	81.8%	2,038	80.4%
Fifth wheel	8,824	39.3%	586	14.0%	488	18.3%	457	18.2%	497	19.6%
Total towables	22,474	100.0%	4,199	100.0%	2,670	100.0%	2,509	100.0%	2,535	100.0%

(1)	The fiscal year ended August 31, 2013 contained 53 weeks; all other fiscal years contained 52 weeks.

(2)	Percentages may not add due to rounding differences.
On November 8, 2016, we closed on our acquisition of Grand Design, a fast-growing towables manufacturer in Middlebury, Indiana. Grand Design manufactures travel trailers and fifth wheel products. With this acquisition, we have a broader and more balanced portfolio of motorized and towable products and intend to capitalize on the opportunities across the RV market and to drive improved profitability and long-term value for shareholders.

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
Our motorhomes are primarily produced in the state of Iowa at four different campuses. Our Forest City facilities are vertically integrated and provide mechanized assembly line manufacturing for Class A and C motorhomes. We assemble Class B motorhomes in our Lake Mills facilities. Hardwood cabinet, countertop and compartment door products are manufactured at our Charles City campus. Our Waverly facility is used for wire harness fabrication. Beginning in 2016, we also began assembling Class A motorhomes in our Junction City, Oregon facility. Our motorhome bodies are made from various materials and structural components which are typically laminated into rigid, lightweight panels. Body designs are developed with computer aided design and manufacturing and subjected to a variety of tests and evaluations to meet our standards and requirements. We manufacture a number of components utilized in our motorhomes, with the principal exceptions being chassis, engines, generators and appliances that we purchase from reputable manufacturers.
Most of our raw materials such as steel, aluminum, fiberglass and wood products are obtainable from numerous sources. Certain parts, especially motorhome chassis, are available from a small group of suppliers. We are currently purchasing Class A and C chassis from Ford Motor Company, Mercedes-Benz USA (a Daimler company) and Mercedes-Benz Canada (a Daimler company) and Class A chassis from Freightliner Custom Chassis Corporation (a Daimler company). Class B chassis are purchased from Mercedes-Benz USA, Mercedes-Benz Canada, FCA US, LLC and FCA Canada, Inc.. Class C chassis are also purchased from FCA US, LLC and FCA Canada, Inc. In Fiscal 2017, we had two suppliers, a chassis manufacturer and a component manufacturer, that individually accounted for more than 10% of our raw material purchases.

Our towables are produced at two assembly plants located in Middlebury, Indiana. The majority of components are comprised of frames, appliances and furniture, and are purchased from suppliers.
Backlog
We strive to balance timely order fulfillment to customers with the lead times suppliers require to efficiently source materials and manage costs. Production facility constraints at peak periods also lead to fluctuations in backlogged orders which we manage closely. The approximate revenue of our motorhome backlog was $122.1 million and $107.6 million as of August 26, 2017 and August 27, 2016, respectively. The approximate revenue of our towable backlog was $229.7 million and $8.4 million as of August 26, 2017 and August 27, 2016, respectively. A more detailed description of our motorhome and towable order backlog is included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Distribution and Financing
We market our RVs on a wholesale basis to a diversified independent dealer network located throughout the US and, to a limited extent, in Canada. Foreign sales, including Canada, were 7% or less of net revenues during each of the past three fiscal years. See Note 3 to our Financial Statements of this Annual Report on Form 10-K.
As of August 26, 2017, our RV dealer network in the US and Canada included approximately 500 motorized and towable physical dealer locations, many of which carry both products. One of our dealer organizations, La Mesa RV Center, Inc., accounted for 10.0% of our consolidated net revenue for Fiscal 2017, as this dealer sold our products in 10 dealership locations across 4 US states.
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
RV sales to dealers are made on cash terms. Most dealers are financed on a "floorplan" basis under which a bank or finance company lends the dealer all, or substantially all, of the purchase price, collateralized by a security interest in the merchandise purchased. As is customary in the RV industry, we typically enter into a repurchase agreement with a lending institution financing a dealer's purchase of our product upon the lending institution's request and after completion of a credit check of the dealer involved. Our repurchase agreements provide that for up to 18 months after a unit is financed, in the event of default by the dealer on the agreement to pay the lending institution and repossession of the unit(s) by the lending institution, we will repurchase the financed merchandise from the lender at the amount then due, which is often less than dealer invoice. Our maximum exposure for repurchases varies significantly from time to time, depending upon the level of dealer inventory, general economic conditions, demand for RVs, dealer location and access to and the cost of financing. See Note 10.

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

Governmental Regulations
We are subject to a variety of federal, state and local laws and regulations, including the federal MVA, under which the National Highway Traffic Safety Administration may require manufacturers to recall RVs that contain safety-related defects, and numerous state consumer protection laws and regulations relating to the operation of motor vehicles, including so-called "Lemon Laws." We are also subject to regulations established by OSHA. Our facilities are periodically inspected by federal and state agencies, such as OSHA. We are a member of RVIA, a voluntary association of RV manufacturers which promulgates RV safety standards. We place an RVIA seal on each of our RVs to certify that the RVIA standards have been met. We believe that our products and facilities comply in all material respects with the applicable vehicle safety, consumer protection, RVIA and OSHA regulations and standards.
Our operations are subject to a variety of federal and state environmental laws and regulations relating to the use, generation, storage, treatment, emission, labeling, and disposal of hazardous materials and wastes and noise pollution. We believe that we are currently in compliance with applicable environmental laws and regulations in all material aspects.
Trademarks
We have several domestic and foreign trademark registrations associated with our motorhome and towable products which include: Winnebago, Aspect, Brave, Cambria, Chalet, Destination, Ellipse, Era, Forza, Fuse, Glide & Dine, Grand Design, Horizon, Imagine, Inlounge, Instinct, Intable, Intent, Itasca, Journey, Meridian, Micro Minnie, Minnie, Minnie Winnie, Momentum, Reflection, Revel, Sightseer, Solei, Solitude, Spirit, Spyder, Suncruiser, Sunova, Sunstar, Travato, Trend, Tribute, View, Vista, Viva!, Voyage, W, Flying W (logo), WIT Club, Winnebago Ind (logo), Winnebago Towables (logo) and Winnebago Touring Coach. We believe that our trademarks and trade names are significant assets to our business and we have in the past and will in the future vigorously protect them against infringement by third parties. We are not dependent upon any patents or technology licenses of others for the conduct of our business.
Human Resources
At the end of Fiscal 2017, 2016 and 2015, we employed approximately 4,060, 3,050 and 2,900 persons, respectively. None of our employees are covered under a collective bargaining agreement. We believe our relations with our employees are good.

Executive Officers of the Registrant

Name	Office (Year First Elected an Officer)	Age
Michael J. Happe	President and Chief Executive Officer (2016)	46
Ashis N. Bhattacharya	Vice President, Strategic Planning and Development (2016)	54
Donald J. Clark	CEO and President, Grand Design RV; Vice President, Winnebago Industries (2016)	57
S. Scott Degnan	Vice President and General Manager, Towables Business (2012)	52
Scott C. Folkers	Vice President, General Counsel & Secretary (2012)	55
Brian D. Hazelton	Vice President and General Manager, Motorhome Business (2016)	52
Bryan L. Hughes	Vice President, Chief Financial Officer (2017)	48
Jeff D. Kubacki	Vice President, Information Technology, Chief Information Officer (2016)	59
Christopher D. West	Vice President, Operations (2016)	45
Bret A. Woodson	Vice President, Administration (2015)	47

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
Mr. Clark, President and CEO of Grand Design RV, became an officer of Winnebago Industries in November 2016 in accordance with terms of the Grand Design acquisition. He co-founded Grand Design RV, LLC in 2012 and built the team at Grand Design RV. Mr. Clark has over 30 years of successful RV industry experience.
Mr. Degnan joined Winnebago Industries in May 2012 as Vice President of Sales and Product Management. He became Vice President and General Manager, Towables Business in 2016. Prior to joining Winnebago, Mr. Degnan served as Vice President of Sales for Riverside, California's MVP RV from 2010 to 2012. He also previously served in management and sales positions with Coachmen RV from 2008 to 2010, with National RV from 2007 to 2008, and Fleetwood Enterprises from 1987 to 2007.
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
Mr. Hughes joined Winnebago Industries in April 2017 and was appointed Vice President and Chief Financial Officer of the Company in May 2017. Mr. Hughes joined Winnebago Industries from Ecolab, Inc. (NYSE: ECL) in St. Paul, Minnesota, where he served as Senior Vice President and Corporate Controller from 2014 to 2017, as Vice President of Finance from 2008 to 2014 and in various management positions from 1996 to 2008. Prior to his employment with Ecolab, he worked for Ernst & Young, a public accounting firm.
Mr. Kubacki joined Winnebago Industries in November 2016 as Vice President, Information Technology, Chief Information Officer. He previously was Vice President and Chief Information Officer at Westinghouse Electric Company, a global provider of nuclear power plant products and services. Prior to his employment with Westinghouse, he worked as Chief Information Officer at Alliant

Techsystems, a defense, aerospace, sporting goods and retail markets company and Kroll, a global risk consulting firm. Kubacki has also held various IT roles with Ecolab.
Mr. West joined Winnebago Industries in September 2016 as Vice President, Operations. He previously was Vice President of Global Supply Chain for Joy Global, a worldwide equipment manufacturer, from 2014 to 2016, and Operations Director from 2012 to 2014. Other positions Mr. West has held include Director of Manufacturing for AGCO Corporation, an agricultural equipment manufacturer, from 2008 to 2012 and Director of Operations and other management positions for the Nordam Group, a manufacturer of aircraft interiors, from 1999 to 2009.
Mr. Woodson joined Winnebago Industries in January 2015 as Vice President, Administration. Prior to joining Winnebago, Mr. Woodson was Vice President of Human Resources at Corbion from 2007 to 2014 and Director, Human Resources at Sara Lee from 1999 to 2007 and has over 24 years of business and human resources experience.
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
Competition
The market for RVs is very competitive. Competitive factors in this industry include price, design, value, quality, service, brand awareness and reputation. There can be no assurance that existing or new competitors will not develop products that are superior to our RVs or that achieve better consumer acceptance, thereby adversely affecting our market share, sales volume and profit margins. Some of our competitors are much larger than we are, most notably in the towable RV market, and this size advantage provides these competitors with more financial resources and access to capital, additional purchasing power and more interest from dealers. In addition, competition could increase if new companies enter the market, existing competitors consolidate their operations or if existing competitors expand their product lines or intensify efforts within existing product lines. Our current products, products under development, and our ability to develop new and improved products may be insufficient to enable us to compete effectively with our competitors. These competitive pressures may have a material adverse effect on our results of operations.
Hiring Constraints and Retaining Key Employees
Our ability to meet our strategic objectives and otherwise grow our business will depend to a significant extent on the continued contributions of our leadership team. Our future success will also depend in large part on our ability to identify, attract, and retain other highly qualified managerial, technical, sales and marketing, operations, and customer service personnel. Our main motorhome operation is located in a largely rural area of northern Iowa. Competition for these individuals is intense and supply is limited. We may not succeed in identifying, attracting, or retaining qualified personnel on a cost-effective basis. The loss or interruption of services of any of our key personnel, inability to identify, attract, or retain qualified personnel in the future, delays in hiring qualified personnel, or any employee work slowdowns, strikes, or similar actions could make it difficult for us to conduct and manage our business and meet key objectives, which could harm our business, financial condition, and operating results.
Production Disruptions
We currently manufacture most of our products in northern Iowa and northern Indiana. These facilities may be affected by natural or man-made disasters and other external events. In the event that one of our manufacturing facilities was affected by a disaster or other event, we could be forced to shift production to one of our other manufacturing facilities or to cease operations. Although we maintain insurance for damage to our property and disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses. Any disruption in our manufacturing capacity could have an adverse impact on our ability to produce sufficient inventory of our products or may require us to incur additional expenses in order to produce sufficient inventory, and therefore, may adversely affect our net sales and operating results. Any disruption or delay at our manufacturing facilities could impair our ability to meet the demands of our customers, and our customers may cancel orders or purchase products from our competitors, which could adversely affect our business and operating results.
The terms of our Credit Agreement could adversely affect our operating flexibility and pose risks of default under our Credit Agreement
We incurred substantial indebtedness to finance the acquisition of Grand Design. We entered into new asset-based revolving credit (ABL) and term loan (Term Loan) agreements (collectively, the Credit Agreement) with JPMorgan Chase. Under the terms of the Credit Agreement, we have a $125.0 million ABL credit facility, which includes a $10.0 million letter of credit facility, and a $300.0 million term loan.

The Credit Agreement is secured by certain assets, primarily cash, inventory, accounts receivable and certain machinery and equipment. The Credit Agreement contains certain requirements, including affirmative and negative financial covenants. If we are unable to comply with these requirements and covenants, we may be restricted in our ability to pay dividends or engage in certain other business transactions, the lender may obtain control of our cash accounts, and we may experience an event of default. If a default occurs, the lenders under the Credit Agreement may elect to declare all of their respective outstanding debt, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. Under such circumstances, we may not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed on our ability to incur additional debt and to take other corporate actions might significantly impair our ability to obtain other financing.

Borrowing availability under the credit agreement is limited to the lesser of the facility total and the calculated borrowing base, which is based on stipulated loan percentages applied to our eligible trade accounts receivable and eligible inventories plus a defined amount related to certain machinery and equipment. Should the borrowing base decline, our ability to borrow to fund future operations and business transactions could be limited.  In addition, the Credit Agreement contains certain restrictions on our ability to undertake certain types of transactions.  Therefore, we may need to seek permission from our lenders in order to engage in certain corporate actions. Through the Credit Agreement, we were required to enter into a hedging arrangement that fixed certain interest rates as defined in the Credit Agreement. To satisfy this requirement, an interest rate Swap Contract was entered into during the second quarter of Fiscal 2017. The results of the Swap Contract could create quarterly fluctuations in operating results.

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

The Company’s Stock Price is Subject to Volatility
Our stock price may fluctuate based on many factors.  Our acquisition of Grand Design, for example, provided important strategic positioning and earnings growth potential, but to partially finance the transaction we issued $124.0 million worth of common stock to the owners of Grand Design and registered these shares for resale after the transaction closed. Any future stock issuance by us or liquidation of stock holding by the former owners of Grand Design may cause dilution of earnings per share or put selling pressure on our share price. Changing credit agreements and leverage ratios may also impact stock price. In general, analysts' expectations and our ability to meet those expectations quarterly may cause stock price fluctuations. If we fail to meet expectations related to future growth, profitability, debt repayment, dividends, share issuance or repurchase or other market expectations our stock price may decline significantly.

Facility Expansion and Diversification
We are expanding our production capabilities at our sites in Middlebury, Indiana and Junction City, Oregon. The expansion and renovation entails risks that could cause disruption in the operations of our business and unanticipated cost increases. Should we experience production variances, quality or safety issues as we ramp up these operations our business and operating results could be adversely affected.
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

Dependence on Credit Availability and Interest Rates to Dealers and Retail Purchasers
Our business is affected by the availability and terms of the financing to dealers. Generally, RV dealers finance their purchases of inventory with financing provided by lending institutions. Three financial flooring institutions held 61% of our total financed dealer inventory dollars that were outstanding at August 26, 2017. In the event that any of these lending institutions limit or discontinue dealer financing, we could experience a material adverse effect on our results of operations.

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

Credit Arrangements and Growth Opportunities
In order to achieve our growth strategies, we continually review our credit arrangements and our desired level of leverage. Access to capital will allow us to finance targeted acquisitions as well as fund the working capital requirements of organic growth.
If we cannot negotiate favorable agreements and comply with related covenants, restrictive provisions may limit our ability to conduct our business, take advantage of business opportunities, and respond to changing business, market, and economic conditions. We must generate sufficient cash to pay our debt service and support our business in an industry that is cyclical. In addition, we may be placed at a competitive disadvantage relative to other companies that may be subject to fewer, if any, restrictions that otherwise adversely affect our business. Transactions that we may view as important opportunities, such as significant acquisitions, may be subject to the consent of the lenders under future credit arrangements. Those consents may be withheld or granted subject to conditions specified that may affect the attractiveness or viability of the transaction.
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
Potential Loss of a Large Dealer Organization
One of our dealer organizations accounted for 10.0% of our net revenue for Fiscal 2017. A second dealer organization, accounted for 9.9% of our net revenue for Fiscal 2017. The loss of either or both of these dealer organizations could have a significant adverse effect on our business. In addition, deterioration in the liquidity or creditworthiness of either or both of these dealers could negatively impact our sales and could trigger repurchase obligations under our repurchase agreements.
Potential Repurchase Liabilities
In accordance with customary practice in the RV industry, upon request we enter into formal repurchase agreements with lending institutions financing a dealer's purchase of our products. In these repurchase agreements we agree, in the event of a default by an independent dealer in its obligation to a lender and repossession of the unit(s) by the lending institution, to repurchase units at declining prices over the term of the agreements, which can last up to 18 months. The difference between the gross repurchase price and the price at which the repurchased product can then be resold, which is typically at a discount to the gross repurchase price, represents a potential expense to us. In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary terminations. If we are obligated to repurchase a substantially larger number of RVs in the future than we estimate, this would increase our costs and could have a material adverse effect on our results of operations, financial condition, and cash flows.
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

Dependence on Suppliers
Most of our RV components are readily available from numerous sources. However, a few of our components are produced by a small group of suppliers. In the case of motorhome chassis, Ford Motor Company, Freightliner Custom Chassis Corporation, Mercedes-Benz (USA and Canada) and FCA (US and Canada) are our major suppliers. Our relationship with our chassis suppliers is similar to our other supplier relationships in that no special contractual commitments are engaged in by either party. This means that we do not have minimum purchase requirements and our chassis suppliers do not have minimum supply requirements. Our chassis suppliers also supply to our competitors. Historically, chassis suppliers resort to an industry-wide allocation system during periods when supply is restricted. These allocations have been based on the volume of chassis previously purchased which could mean our larger competitors could receive more chassis in a time of scarcity. Sales of motorhomes rely on chassis supply and are affected by shortages from time to time. Decisions by our suppliers to decrease production, production delays, or work stoppages by the employees of such suppliers, or price increases could have a material adverse effect on our ability to produce motorhomes and ultimately, on our results of operations, financial condition and cash flows. In Fiscal 2017, we had two suppliers, a chassis manufacturer and a component manufacturer, that individually accounted for more than 10% of our raw material purchases.
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
Product Liability
We are subject, in the ordinary course of business, to litigation including a variety of warranty, "Lemon Law" and product liability claims typical in the RV industry. Although we have an insurance policy with a $50.0 million limit covering product liability, we are self-insured for the first $2.5 million of product liability claims on a per occurrence basis, with a $6.0 million aggregate per policy year. We cannot be certain that our insurance coverage will be sufficient to cover all future claims against us, which may have a material adverse effect on our results of operations and financial condition. Any increase in the frequency and size of these claims, as compared to our experience in prior years, may cause the premium that we are required to pay for insurance to rise significantly. Product liability claims may also cause us to pay punitive damages, not all of which are covered by our insurance. In addition, if product liability claims rise to a level of frequency or size that are significantly higher than similar claims made against our competitors, our reputation and business may be harmed.
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
Failure to comply with NYSE and SEC laws or regulations could also have an adverse impact on our business. Additionally, amendments to these regulations and the implementation of new regulations could increase the cost of manufacturing, purchasing, operating or selling our products and therefore could have an adverse impact on our business.
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
Climate Change and Related Regulation
There is growing concern from members of the scientific community and the general public that an increase in global average temperatures due to emissions of greenhouse gases ("GHG") and other human activities have or will cause significant changes in weather patterns and increase the frequency and severity of natural disasters. We are currently subject to rules limiting emissions and other climate related rules and regulations in certain jurisdictions where we operate. In addition, we may become subject to additional legislation and regulation regarding climate change, and compliance with any new rules could be difficult and costly. Concerned parties, such as legislators, regulators, and non-governmental organizations, are considering ways to reduce GHG emissions. Foreign, federal, state, and local regulatory and legislative bodies have proposed various legislative and regulatory measures relating to climate change, regulating GHG emissions, and energy policies. If such legislation is enacted, we could incur increased energy, environmental, and other costs and capital expenditures to comply with the limitations. Climate change regulation combined with public sentiment could result in reduced demand for our products, higher fuel prices, carbon taxes, all of which could materially adversely affect our business. Due to uncertainty in the regulatory and legislative processes, as well as the scope of such requirements and initiatives, we cannot currently determine the effect such legislation and regulation may have on our products and operations.
Anti-takeover Effect
Provisions of our articles of incorporation, by-laws, the Iowa Business Corporation Act and provisions in our credit facilities and certain of our compensation programs that we may enter into from time to time could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial by our shareholders. As part of our acquisition of Grand Design, we issued $124 million of common stock to the owners of Grand Design. As part of the transaction, the owners have agreed to standstill covenants that prohibit these parties from taking certain hostile actions against us for up to one year from the closing of the transaction. The combination of these provisions effectively inhibits a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our principal manufacturing, maintenance and service operations are conducted in multi-building complexes owned or leased by us. The following sets forth our material facilities as of August 26, 2017:

Location	Facility Type/Use	Segment	# of Buildings	Owned or Leased	Square Footage
Forest City, IA	Manufacturing, maintenance, service and office	Motorized	32	Owned	1,546,000
Forest City, IA	Warehouse	Motorized	3	Owned	459,000
Charles City, IA	Manufacturing	Motorized	2	Owned	161,000
Waverly, IA	Manufacturing	Motorized	1	Owned	33,000
Junction City, OR	Manufacturing, service and office	Motorized	10	Owned	305,000
Middlebury, IN	Manufacturing and office	Towable	4	Owned	277,000
Lake Mills, IA	Manufacturing	Motorized	1	Leased(1)	99,000
Middlebury, IN	Manufacturing, service and office	Towable	8	Leased(2)	741,000
Eden Prairie, MN	Corporate office	Motorized	1	Leased(3)	30,000
			62		3,651,000

(1)	In November 2013 we entered into a five-year lease with the city of Lake Mills, IA for a manufacturing plant with two options to renew for five years each.

(2)	In November 2016 as part of our acquisition of Grand Design, we acquired leases to two properties which hold their current principal facilities and facilities under construction for expansion.

(3)	In January 2017 we entered into a six-year lease, expiring in 2023, for an office facility in Eden Prairie, MN.

The facilities that we own in Forest City, Charles City and Waverly are located on a total of approximately 320 acres of land. The facilities that we own in Junction City, Oregon are located on approximately 42 acres of land and the facilities that we own in Middlebury, Indiana are located on approximately 30 acres of land. Most of our buildings are of steel or steel and concrete construction and are protected from fire with high‑pressure sprinkler systems, dust collector systems, automatic fire doors and alarm systems. We believe that our facilities and equipment are well maintained and suitable for the purposes for which they are intended.

Under terms of our Credit Agreement, as further described in Note 8, we have encumbered substantially all of our real property for the benefit of the lender under such facility.

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
Below are the New York Stock Exchange high, low and closing prices of Winnebago Industries, Inc. common stock for each quarter of Fiscal 2017 and Fiscal 2016:

Fiscal 2017	High	Low	Close	Fiscal 2016	High	Low	Close
First Quarter	$34.50	$22.11	$34.00	First Quarter	$22.59	$17.80	$22.23
Second Quarter	39.30	30.20	33.40	Second Quarter	23.30	15.41	18.80
Third Quarter	34.90	24.99	25.15	Third Quarter	23.09	18.68	18.73
Fourth Quarter	37.20	24.15	34.55	Fourth Quarter	24.39	20.32	23.91

Holders
Shareholders of record as of October 17, 2017: 2,756
Dividends Paid Per Share

Date Paid	Amount
November 23, 2016	$0.10
January 25, 2017	0.10
April 26, 2017	0.10
July 26, 2017	0.10
Total	$0.40
On October 18, 2017, our Board of Directors declared a cash dividend of $0.10 per outstanding share of common stock. The Board currently intends to continue to pay quarterly cash dividends payments in the future; however, declaration of future dividends, if any, will be based on several factors including our financial performance, outlook and liquidity.
Our Credit Agreement, as further described in Note 8, contains restrictions that may limit our ability to pay dividends if we fail to maintain certain financial covenants.
Issuer Purchases of Equity Securities
If we fail to maintain certain financial covenants, our Credit Agreement, as further described in Note 8, contains restrictions that may limit our ability, except for limited purchases of our common stock from employees, to make distributions or payments with respect to purchases of our common stock without consent of the lenders.
On December 19, 2007, the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $60 million. There is no time restriction on this authorization. During Fiscal 2017, 53,468 shares were repurchased under the authorization, at an aggregate cost of approximately $1.5 million, or $28.62 per share. All of these shares were repurchased from employees who vested in Winnebago Industries shares during the fiscal year and elected to pay their payroll tax via delivery of common stock as opposed to cash. As of August 26, 2017, there was approximately $2.5 million remaining under this authorization.
This table provides information with respect to repurchases of shares of our common stock during each fiscal month of the fourth quarter of Fiscal 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
05/28/17 - 07/01/17	4,672	$34.20	4,672	$2,471,000
07/02/17 - 07/29/17	—	$—	—	$2,471,000
07/30/17 - 08/26/17	116	$34.55	116	$2,467,000
Total	4,788	$34.21	4,788	$2,467,000
Equity Compensation Plan Information
The following table provides information as of August 26, 2017 with respect to shares of our common stock that may be issued under our existing equity compensation plans:

	(a)		(b)		(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in (a))
Equity compensation plans approved by shareholders - 2004 Plan (1)	13,500	(1)	—	(3)	—
Equity compensation plans approved by shareholders - 2014 Plan	296,069	(2)	$28.15	(3)	2,243,788	(4)
Equity compensation plans not approved by shareholders (5)	49,729	(6)	—	(3)	—	(7)
Total	359,298		$28.15		2,243,788

(1)	This number represents unvested share awards granted under the 2004 Plan. No new grants may be made under the 2004 Plan.

(2) This number represents stock options and unvested stock awards granted under the 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan, as amended ("2014 Plan"). The 2014 Plan replaced the 2004 Plan effective January 1, 2014.

(3)	This number represents the weighted average exercise price of outstanding stock options only. Restricted share awards do not have an exercise price so weighted average is not applicable.

(4)	This number represents stock options available for grant under the 2014 Plan as of August 26, 2017.

(5)
Our sole equity compensation plan not previously submitted to our shareholders for approval is the Directors' Deferred Compensation Plan, as amended ("Directors' Plan"). The Board of Directors may terminate the Directors' Plan at any time. If not terminated earlier, the Directors' Plan will automatically terminate on June 30, 2023. For a description of the key provisions of the Directors' Plan, see the information in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 12, 2017 under the caption "Director Compensation," which information is incorporated by reference herein.

6)	Represents shares of common stock issued to a trust which underlie stock units, payable on a one-for-one basis, credited to stock unit accounts as of August 26, 2017 under the Directors' Plan.

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

Performance Graph
The following graph compares our five-year cumulative total shareholder return (including reinvestment of dividends) with the cumulative total return on the Standard & Poor's 500 Index and a peer group. The peer group companies consisting of Thor Industries, Inc., Polaris Industries, Inc. and Brunswick Corporation were selected by us as they also manufacture recreation products. It is assumed in the graph that $100 was invested in our common stock, in the Standard & Poor's 500 Index and in the stocks of the peer group companies on August 25, 2012 and that all dividends received within a quarter were reinvested in that quarter. In accordance with the guidelines of the SEC, the shareholder return for each entity in the peer group index has been weighted on the basis of market capitalization as of each annual measurement date set forth in the graph.

	Base Period
Company/Index	8/25/12	8/31/13	8/30/14	8/29/15	8/27/16	8/26/17
Winnebago Industries, Inc.	100.00	202.27	224.61	188.62	225.18	329.83
S&P 500 Index	100.00	118.38	148.26	150.21	167.44	192.54
Peer Group	100.00	154.26	194.06	193.65	176.32	205.95

Item 6. Selected Financial Data

	Fiscal Years Ended
(In thousands, except EPS)	8/26/17 (1)	8/27/16	8/29/15	8/30/14	8/31/13 (2)
Income statement data:
Net revenues	$1,547,119	$975,226	$976,505	$945,163	$803,165
Net income	71,330	45,496	41,210	45,053	31,953

Per share data:
Net income - basic	2.33	1.69	1.53	1.64	1.14
Net income - diluted	2.32	1.68	1.52	1.64	1.13
Dividends declared and paid per common share	0.40	0.40	0.36	—	—

Balance sheet data:
Total assets	902,512	390,718	362,174	358,302	309,145
Long-term liabilities	293,680	29,410	59,601	65,835	68,062
(1) Includes Grand Design operations from the date of its acquisition on November 8, 2016.
(2) The fiscal year ended August 31, 2013 contained 53 weeks; all other fiscal years contained 52 weeks.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in six sections:

•	Overview

•	Results of Operations

•	Analysis of Financial Condition, Liquidity and Capital Resources

•	Contractual Obligations and Commercial Commitments

•	Critical Accounting Policies

•	New Accounting Pronouncements

Our MD&A should be read in conjunction with the Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Overview
Winnebago Industries, Inc. is a leading US manufacturer of RVs with a proud history of manufacturing RV products for 59 years. We currently produce a large majority of our motorhomes in vertically integrated manufacturing facilities in Iowa and we produce all of our travel trailer and fifth wheel trailers in Indiana. We are in the process of expanding some motorhome manufacturing to Junction City, Oregon. We distribute our products primarily through independent dealers throughout the US and Canada, who then retail the products to the end consumer.

Significant Transaction

On November 8, 2016, we closed on the acquisition of all the issued and outstanding capital stock of towable RV manufacturer Grand Design for an aggregate purchase price of $520.5 million. This acquisition was funded from our cash on hand, $353.0 million from asset-based revolving and term loan credit facilities, as well as stock consideration as is more fully described in Note 2 and Note 8 to the Consolidated Financial Statements. We purchased Grand Design to significantly expand our existing towable RV product offerings and dealer base and acquire additional talent in the RV industry.

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

We track RV Industry conditions using these key statistics to monitor trends and evaluate and understand our performance relative to the overall industry. The rolling twelve months shipment and retail information for 2017 and 2016, as noted below, illustrates that the RV industry continues to grow at the wholesale and retail level. We believe retail demand is the key driver to continued growth in the industry.

	US and Canada Industry
	Wholesale Unit Shipments per RVIA				Retail Unit Registrations per Stat Surveys
	Rolling 12 Months through August				Rolling 12 Months through August
(In units)	2017	2016	Increase	Change	2017	2016	Increase	Change
Towable (1)	402,258	342,334	59,924	17.5%	376,912	338,144	38,768	11.5%
Motorized (2)	59,891	52,648	7,243	13.8%	55,725	48,504	7,221	14.9%
Combined	462,149	394,982	67,167	17.0%	432,637	386,648	45,989	11.9%

(1)	Towable: Fifth wheel and travel trailer products

(2)	Motorized: Class A, B and C products

The most recent towable and motorized RVIA wholesale shipment forecasts for calendar year 2017 and 2018 as noted in the table below illustrates continued projected growth of the industry. The outlook for future growth in RV sales is based on continued modest gains in job and disposable income prospects as well as low inflation, and takes into account the impact of slowly rising interest rates, a strong U.S. dollar and continued weakness in energy production and prices.

	Calendar Year
Wholesale Unit Shipment Forecast per RVIA (1)	2018	2017	Unit Change	% Change
Towable	419,400	408,200	11,200	2.7%
Motorized	61,900	60,200	1,700	2.8%
Combined	481,300	468,400	12,900	2.8%

(1)	Prepared by Dr. Richard Curtin of the University of Michigan Consumer Survey Research Center for RVIA and reported in the Roadsigns RV Fall 2017 Industry Forecast Issue.

Market Share

Our retail unit market share, as reported by Stat Surveys based on state records, is illustrated below. Note that this data is subject to adjustment and is continuously updated.

	Rolling 12 Months Through August		Calendar Year
US and Canada	2017	2016	2016	2015	2014
Motorized A, B, C	16.3%	18.6%	18.0%	20.5%	20.7%
Travel trailer and fifth wheels	5.1% (1)	1.1%	1.7%	0.9%	0.8%

(1)	Includes retail unit market share for Grand Design since acquisition on November 8, 2016. Towable market share using data for the full rolling 12 month period is 5.7%.

Facility Expansion

During Fiscal 2017, the Board of Directors approved two large facility expansion projects in the fast growing Towable segment. The Grand Design expansion project began in Fiscal 2017 and is expected to increase units produced midway through Fiscal 2018. The facility expansion in the Winnebago-branded Towable division is expected to increase units produced by the end of Fiscal 2018.

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

The following table illustrates the cumulative project costs:

	Fiscal	Fiscal	Fiscal	Cumulative
(In thousands)	2017	2016	2015	Investment
Capitalized	$1,881	$7,798	$3,291	$12,970	54%
Expensed	2,601	5,930	2,528	11,059	46%
Total	$4,482	$13,728	$5,819	$24,029	100%

In May of 2017, the Board approved continued investment in the ERP system and a change in implementation partner. The project is proceeding and the benefits are expected to be realized over the next several years. Total project costs are expected to be approximately $38 million.

Consolidated Results of Operations
Fiscal 2017 Compared to Fiscal 2016
The following is an analysis of changes in key items included in the statements of operations for the fiscal year ended August 26, 2017 compared to the fiscal year ended August 27, 2016:

	Year Ended
(In thousands, except percent and per share data)	August 26, 2017	% of Revenues(1)	August 27, 2016	% of Revenues(1)	Increase (Decrease)	% Change
Net revenues	$1,547,119	100.0%	$975,226	100.0%	$571,893	58.6%
Cost of goods sold	1,324,542	85.6%	862,577	88.4%	461,965	53.6%
Gross profit	222,577	14.4%	112,649	11.6%	109,928	97.6%

Selling	35,668	2.3%	19,823	2.0%	15,845	79.9%
General and administrative	55,347	3.6%	33,209	3.4%	22,138	66.7%
Postretirement health care benefit income	(24,796)	(1.6)%	(6,124)	(0.6)%	(18,672)	304.9%
Transaction costs	6,592	0.4%	—	—%	6,592	—%
Amortization of intangible assets	24,660	1.6%	—	—%	24,660	—%
Total SG&A	97,471	6.3%	46,908	4.8%	50,563	107.8%

Operating income	125,106	8.1%	65,741	6.7%	59,365	90.3%
Interest Expense	16,837	1.1%	—	—%	16,837	—%
Non-operating income	(330)	—%	(457)	—%	127	(27.8)%
Income before income taxes	108,599	7.0%	66,198	6.8%	42,401	64.1%
Provision for taxes	37,269	2.4%	20,702	2.1%	16,567	80.0%
Net income	$71,330	4.6%	$45,496	4.7%	$25,834	56.8%

Diluted income per share	$2.32		$1.68		$0.64	38.1%
Diluted average shares outstanding	30,766		27,033		3,733	13.8%
(1) Percentages may not add due to rounding differences.

Consolidated net revenues increased $571.9 million or 58.6% in Fiscal 2017 over Fiscal 2016. This was primarily due to the acquisition of Grand Design which added revenues of $559.7 million in Fiscal 2017. Winnebago-branded towables products increased $36.1 million in Fiscal 2017. Growth in Towables revenues was partially offset by a $23.9 million decrease in Motorized revenues caused mainly by the consumer trend towards smaller RVs with a lower ASP. In addition, we exited the aluminum extrusion operation in Fiscal 2016 which caused a reduction of $6.1 million in Fiscal 2017 net revenue.

Cost of goods sold was $1.3 billion, or 85.6% of net revenues for Fiscal 2017 compared to $862.6 million, or 88.4% of net revenues for Fiscal 2016 due to the following:

•
Total variable costs (materials, direct labor, variable overhead, delivery expense and warranty), as a percent of net revenues, decreased to 81.2% from 83.2% primarily due to a higher proportion of Towable revenue as the Towable segment operates at a higher gross profit rate. Also, improvement in Towables material efficiency and purchasing synergies reduced costs as a percent of net revenue. Finally, improvement in the Towable segment margin was partially offset by margin pressure in the Motorized segment due in part to the ramp up of the Junction City production facility.

•
Fixed overhead (manufacturing support labor, depreciation and facility costs) and engineering-related costs were lower at 4.5% of net revenues compared to 5.2% in the prior year due mainly to a higher proportion of Towable revenue which operates at a lower fixed cost per unit.

•	All factors considered, gross profit increased from 11.6% to 14.4% of net revenues.
Selling expenses were 2.3% of net revenues in Fiscal 2017 and 2.0% in Fiscal 2016. Selling expenses are largely variable and proportional to revenues. The increase in the rate of selling expense in Fiscal 2017 is due to the higher mix of Towable volume which operates at a higher commission rate.
General and administrative expenses were 3.6% and 3.4% of net revenues in Fiscal 2017 and Fiscal 2016, respectively. General and administrative expenses increased $22.1 million, or 66.7%, in Fiscal 2017. This increase was due to the addition of $13.9 million of general and administrative expenses related to the acquired Grand Design operation, an increase of $6.2 million in transaction related expenses, and the addition of $24.7 million in intangible amortization. In addition, Fiscal 2016 results of operations were impacted by $3.4 million in favorable legal settlements. These increases were partially offset in Fiscal 2017 by the increased benefit of $18.7 million associated with the termination of the postretirement health care plan and reduced ERP implementation expenses.

Non-operating income decreased $0.1 million, in Fiscal 2017, primarily due to lower proceeds from COLI policies than we received in Fiscal 2016.

The effective tax rate for Fiscal 2017 was 34.3% compared to 31.3% in Fiscal 2016. The increase in the effective tax rate is primarily due to the increased income attributable to the Grand Design acquisition without a proportionate increase in tax credits and other favorable permanent items that provide a benefit to the tax rate. See Note 12.

Net income and diluted income per share were $71.3 million and $2.32 per share, respectively, for Fiscal 2017. In Fiscal 2016, net income was $45.5 million and diluted income per share was $1.68.

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

The following table reconciles net income to consolidated Adjusted EBITDA for Fiscal 2017 and Fiscal 2016.

	Year Ended
(In thousands)	August 26, 2017	August 27, 2016
Net income	$71,330	$45,496
Interest expense	16,837	—
Provision for income taxes	37,269	20,702
Depreciation	7,315	5,745
Amortization	24,660	—
EBITDA	157,411	71,943
Postretirement health care benefit income	(24,796)	(6,124)
Legal settlement	—	(3,400)
Transaction costs	6,592	355
Non-operating income	(330)	(457)
Adjusted EBITDA	$138,877	$62,317

We have provided non-GAAP performance measures of EBITDA and Adjusted EBITDA as a comparable measure to illustrate items impacting current results which are not expected to impact future performance. EBITDA is defined as net income before interest expense, provision for income taxes, and depreciation and amortization expense.  We believe EBITDA and Adjusted EBITDA provide meaningful supplemental information about our operating performance because each measure excludes amounts that we do not consider part of our core operating results when assessing our performance. Examples of items excluded from Adjusted EBITDA include the postretirement health care benefit resulting from plan amendments and termination over the past several years, favorable legal settlements including our Fiscal 2016 Australia trademark settlement, and transaction costs related to our acquisition of Grand Design RV.

Management uses these non-GAAP financial measures (a) to evaluate our historical and prospective financial performance and trends as well as our performance relative to competitors and peers that publish similar measures; (b) to measure operational profitability on a consistent basis; (c) in presentations to the members of our board of directors to enable our board of directors to have the same measurement basis of operating performance as is used by management in their assessments of performance and in forecasting and budgeting for our company; and, (d) to evaluate potential acquisitions. We believe these non-GAAP financial measures are frequently used by securities analysts, investors and other interested parties to evaluate companies in our industry.

Segment Results of Operations
The following is an analysis of key changes in our Motorized segment for Fiscal 2017 compared to Fiscal 2016.

Motorized	Year Ended
	Aug 26, 2017	% of Revenue	Aug 27, 2016	% of Revenue	(Decrease)	% Change
Net revenues	$861,922		$885,814		$(23,892)	(2.7)%
Adjusted EBITDA	43,948	5.1%	57,365	6.5%	(13,417)	(23.4)%

Unit deliveries	Aug 26, 2017	Product Mix % (1)	Aug 27, 2016	Product Mix % (1)	Increase (Decrease)	% Change
Class A	3,182	34.4%	2,925	31.4%	257	8.8%
Class B	1,541	16.6%	1,239	13.3%	302	24.4%
Class C	4,537	49.0%	5,143	55.3%	(606)	(11.8)%
Total motorhomes	9,260	100.0%	9,307	100.0%	(47)	(0.5)%

Motorhome ASP	$91,759		$93,116		$(1,357)	(1.5)%

			As Of
Backlog (2)			Aug 26, 2017	Aug 27, 2016	Increase (Decrease)	% Change
Units			1,293	1,139	154	13.5%
Dollars			$122,142	$107,621	$14,521	13.5%

Dealer Inventory
Units			4,282	4,345	(63)	(1.4)%
(1) Percentages may not add due to rounding differences.
(2) We include in our backlog all accepted orders from dealers to be shipped within the next six months. Orders in backlog can be cancelled or postponed at the option of the dealer at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Motorized net revenues decreased $23.9 million or 2.7% in Fiscal 2017 as compared to Fiscal 2016. This was primarily due to a decline in Class C sales, a lower ASP on the mix of units sold and the $6.1 million reduction in sales to aluminum extrusion customers as we have ceased those operations.

Motorized unit deliveries decreased by 0.5% in Fiscal 2017, most notably in our Class C products. The unit growth we have generated has been in our Class A and Class B products. The shift in product mix has been towards Class B products, which have a lower ASP. Though total Motorized unit deliveries were down for the year, we have seen an increase in the backlog volumes by 13.5% in the fourth quarter of Fiscal 2017.

Motorized segment Adjusted EBITDA decreased $13.4 million or 23.4%. This reduction was due to lower revenues as described above, lower pricing, and additional costs associated with the investment in and shift of production to our Junction City, Oregon production facility. Higher personnel expenses were partially offset by a decrease in ERP expenses.

The following is an analysis of key changes in our Towable segment for Fiscal 2017 compared to Fiscal 2016.

Towable	Year Ended
	Aug 26, 2017	% of Revenue	Aug 27, 2016	% of Revenue	Increase	% Change
Net revenues	$685,197		$89,412		$595,785	666.3%
Adjusted EBITDA	94,929	13.9%	4,952	5.5%	89,977	1,817.0%

Unit deliveries	Aug 26, 2017	Product Mix % (1)	Aug 27, 2016	Product Mix % (1)	Increase	% Change
Travel trailer	13,650	60.7%	3,613	86.0%	10,037	277.8%
Fifth wheel	8,824	39.3%	586	14.0%	8,238	1,405.8%
Total Towables	22,474	100.0%	4,199	100.0%	18,275	435.2%

Towables ASP	30,571		21,321		9,250	43.4%

			As Of
Backlog (2)			Aug 26, 2017	Aug 27, 2016	Increase	% Change
Units			8,001	492	7,509	1,526.2%
Dollars			$229,706	$8,420	$221,286	2,628.1%

Dealer Inventory
Units			9,545	2,156	7,389	342.7%
(1) Percentages may not add due to rounding differences.
(2) We include in our backlog all accepted orders from dealers to be shipped within the next six months. Orders in backlog can be cancelled or postponed at the option of the dealer at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Towable net revenues increased $595.8 million or 666.3% in Fiscal 2017 as compared to Fiscal 2016. This was primarily due to the acquisition of Grand Design which added revenues of $559.7 million in Fiscal 2017. In addition, Winnebago-branded towable revenues rose $36.1 million or 40.4% in Fiscal 2017.

Towable unit deliveries grew by 435.2% in Fiscal 2017 primarily due to the acquisition of Grand Design and also due to Towables growth in excess of recent industry trends. With the addition of Grand Design in November, our towables market share increased from 1.1% to 5.1% when comparing shipments during the twelve month trailing periods ended August 2016 and August 2017. The addition of Grand Design has also resulted in a higher ASP due to a greater proportion of higher-priced fifth wheel units sold in Fiscal 2017 compared to Fiscal 2016. Other strong increases in backlog and the dealer inventory turn ratio have been influenced by the acquisition of Grand Design.

Towable segment Adjusted EBITDA excludes the costs associated with the acquisition and as such increased $90.0 million. This increase illustrates the favorable impact of Grand Design and the organic growth of Winnebago-branded towables. We achieved strong results in our Towables segment, where shipments grew much faster than the industry as a result of greater penetration of our new products and further expansion of our distribution base and higher gross profit on new products. In addition to the growth in Towables, profitability has increased due to material efficiencies and the leverage of higher volume on the fixed cost components of our business.

Fiscal 2016 Compared to Fiscal 2015

The following is an analysis of changes in key items included in the statements of operations for the fiscal year ended August 27, 2016 compared to the fiscal year ended August 29, 2015:

	Year Ended
(In thousands, except percent and per share data)	August 27, 2016	% of Revenues(1)	August 29, 2015	% of Revenues(1)	(Decrease) Increase	% Change
Net revenues	$975,226	100.0%	$976,505	100.0%	$(1,279)	(0.1)%
Cost of goods sold	862,577	88.4%	871,625	89.3%	(9,048)	(1.0)%
Gross profit	112,649	11.6%	104,880	10.7%	7,769	7.4%

Selling	19,823	2.0%	19,161	2.0%	662	3.5%
General and administrative	33,209	3.4%	29,911	3.1%	3,298	11.0%
Postretirement health care benefit income	(6,124)	(0.6)%	(4,073)	(0.4)%	(2,051)	50.4%
Impairment of fixed assets	—	—%	462	—%	(462)	NMF
Total SG&A	46,908	4.8%	45,461	4.7%	1,447	3.2%

Operating income	65,741	6.7%	59,419	6.1%	6,322	10.6%
Non-operating income	(457)	—%	(115)	—%	(342)	297.4%
Income before income taxes	66,198	6.8%	59,534	6.1%	6,664	11.2%
Provision for taxes	20,702	2.1%	18,324	1.9%	2,378	13.0%
Net income	$45,496	4.7%	$41,210	4.2%	$4,286	10.4%

Diluted income per share	$1.68		$1.52		$0.16	10.5%
Diluted average shares outstanding	27,033		27,051		(18)	(0.1)%

(1)	Percentages may not add due to rounding differences.

Consolidated net revenues decreased $1.3 million or 0.1% in Fiscal 2016 over Fiscal 2015. Other manufactured products decreased by $21.1 million primarily due to our exit of the aluminum extrusion and bus operations. This was partially offset by an increase of motorhome net revenues of $2.1 million and an increase in Towable revenues of $17.7 million due to increases in unit deliveries.

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

•	Fixed overhead (manufacturing support labor, depreciation and facility costs) and engineering-related costs were comparable at 5.2% of net revenues compared to 5.2% in the prior year.

•	All factors considered, gross profit increased from 10.7% to 11.6% of net revenues.
Selling expenses were 2.0% of net revenues in both Fiscal 2016 and Fiscal 2015, respectively. Selling expenses are largely variable and remained proportional to revenues in Fiscal 2016.

General and administrative expenses were 2.8% and 2.6% of net revenues in Fiscal 2016 and Fiscal 2015, respectively. General and administrative expenses increased $1.2 million, or 4.8%, in Fiscal 2016. This increase was due primarily to an increase in ERP related expenses of $3.4 million, bonuses earned of $2.8 million, $0.7 million in compensation, benefits and recruiting costs, and $0.3 million in transaction related costs pertaining to the acquisition of Grand Design. These increases were partially offset by favorable legal settlements of $3.4 million in Fiscal 2016, a reduction in professional fees of $1.6 million incurred in Fiscal 2015 related to the strategic sourcing program, and a reduction of $1.0 million in costs associated with the former CEO retirement agreement in Fiscal 2015.

During Fiscal 2015, we recorded an asset impairment on our corporate plane of $0.5 million.
Non-operating income increased $0.3 million, in Fiscal 2016, primarily due to higher proceeds from COLI policies than we received in Fiscal 2015.

The effective tax rate for Fiscal 2016 was 31.3% compared to 30.8% in Fiscal 2015.  The increase in the effective tax rate is due to a reduction in the amount of the Domestic Production Activities Deduction applicable in Fiscal 2016 as compared to Fiscal 2015. The reduction in this deduction was partially offset by other tax credits. See Note 12.

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

The following table reconciles net income to consolidated Adjusted EBITDA for Fiscal 2016 and Fiscal 2015

	Year Ended
(In thousands)	August 27, 2016	August 29, 2015
Net income	$45,496	$41,210
Interest expense	—	10
Provision for income taxes	20,702	18,324
Depreciation	5,745	4,513
EBITDA	71,943	64,057
Postretirement health care benefit income	(6,124)	(4,073)
Legal settlement	(3,400)	—
Transaction costs	355	—
Non-operating income	(457)	(115)
Adjusted EBITDA	$62,317	$59,869

We have provided non-GAAP performance measures of EBITDA and Adjusted EBITDA as a comparable measure to illustrate items impacting current results which are not expected to impact future performance. EBITDA is defined as net income before interest expense, provision for income taxes, and depreciation and amortization expense. We believe EBITDA and Adjusted EBITDA provide meaningful supplemental information about our operating performance because each measure excludes amounts that we do not consider part of our core operating results when assessing our performance. Examples of items excluded from Adjusted EBITDA include the postretirement health care benefit resulting from plan amendments over the past several years, favorable legal settlements including our Fiscal 2016 Australia trademark settlement, and transaction costs related to our acquisition of Grand Design RV.

Management uses these non-GAAP financial measures (a) to evaluate our historical and prospective financial performance and trends as well as our performance relative to competitors and peers that publish similar measures; (b) to measure operational profitability on a consistent basis; (c) in presentations to the members of our board of directors to enable our board of directors to have the same measurement basis of operating performance as is used by management in their assessments of performance and in forecasting and budgeting for our company; and, (d) to evaluate potential acquisitions. We believe these non-GAAP financial measures are frequently used by securities analysts, investors and other interested parties to evaluate companies in our industry.

Segment Results of Operations
The following is an analysis of key changes in our Motorized segment for Fiscal 2016 compared to Fiscal 2015.

Motorized	Year Ended
	Aug 27, 2016	% of Revenue	Aug 29, 2015	% of Revenue	(Decrease) Increase	% Change
Net revenues	$885,814		$904,821		$(19,007)	(2.1)%
Adjusted EBITDA	57,365	6.5%	57,102	6.3%	263	0.5%

Unit deliveries	Aug 27, 2016	Product Mix % (1)	Aug 29, 2015	Product Mix % (1)	(Decrease) Increase	% Change
Class A	2,925	31.4%	3,442	37.8%	(517)	(15.0)%
Class B	1,239	13.3%	991	10.9%	248	25.0%
Class C	5,143	55.3%	4,664	51.3%	479	10.3%
Total motorhomes	9,307	100.0%	9,097	100.0%	210	2.3%

Motorhome ASP	$93,116		$94,841		$(1,725)	(1.8)%
			As Of
Backlog (2)			Aug 27, 2016	Aug 29, 2015	(Decrease) Increase	% Change
Units			1,139	1,754	(615)	(35.1)%
Dollars			$107,621	$156,353	$(48,732)	(31.2)%

Dealer Inventory
Units			4,345	4,072	273	6.7%
(1) Percentages may not add due to rounding differences.
(2) We include in our backlog all accepted orders from dealers to be shipped within the next six months. Orders in backlog can be cancelled or postponed at the option of the dealer at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Motorized net revenues decreased $19.0 million or 2.1% in Fiscal 2016 as compared to Fiscal 2015. This was attributed to a $21.1 million decrease in our other manufactured parts revenue primarily due to our exit of the aluminum extrusion and bus operations. Offsetting this reduction was modest growth in motorhome revenues primarily attributed to a 2.3% increase in unit deliveries in Fiscal 2016.

•	Unit growth was 25.0% for Class B and 10.3% for Class C products which was partially offset by a decline in demand for higher priced Class A products.

•
Total motorhome ASP decreased 1.8% in Fiscal 2016 compared to Fiscal 2015 because Fiscal 2016 saw more deliveries of lower priced Class B and C unit sales. ASPs did increase in every motorhome product category during Fiscal 2016, however, this did not offset the decline due to the lower mix of Class A products in Fiscal 2016.

Motorized segment Adjusted EBITDA increased $0.3 million or 0.5%. The increase is due to higher gross margin in Fiscal 2016 due to exit of the aluminum extrusion and bus operations. Both of these operations provided very low margins while consuming production labor in Forest City, Iowa. Labor has been redirected to higher margin motorhome production. The margin improvement was offset by an increase in general and administrative expenses of $0.7 million including several offsetting effects. Cost increases due to ERP related expenses of $3.4 million, bonuses earned of $2.6 million, $0.7 million in compensation, and benefits and recruiting costs were partially offset by a reduction in professional fees of $1.6 million related to strategic sourcing program initiated in Fiscal 2015, and a reduction of $1.0 million in costs associated with the former CEO retirement agreement in Fiscal 2015.

The following is an analysis of key changes in our Towable segment for Fiscal 2016 compared to Fiscal 2015.

Towable	Year Ended
	Aug 27, 2016	% of Revenue	Aug 29, 2015	% of Revenue	Increase	% Change
Net revenues	$89,412		$71,684		$17,728	24.7%
Adjusted EBITDA	4,952	5.5%	2,767	3.9%	2,185	79.0%

Unit deliveries	Aug 27, 2016	Product Mix % (1)	Aug 29, 2015	Product Mix % (1)	Increase (Decrease)	% Change
Travel trailer	3,613	86.0%	2,182	81.7%	1,431	65.6%
Fifth wheel	586	14.0%	488	18.3%	98	20.1%
Total Towables	4,199	100.0%	2,670	100.0%	1,529	57.3%

Towables ASP	21,321		23,312		(1,991)	(8.5)%

			As Of
Backlog (2)			Aug 27, 2016	Aug 29, 2015	Increase	% Change
Units			492	248	244	98.4%
Dollars			$8,420	$6,171	$2,249	36.4%

Dealer Inventory
Units			2,156	1,663	493	29.6%

(1) Percentages may not add due to rounding differences.
(2) We include in our backlog all accepted orders from dealers to be shipped within the next six months. Orders in backlog can be cancelled or postponed at the option of the dealer at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Towable net revenues increased $17.7 million or 24.7% in Fiscal 2016 compared to Fiscal 2015. This was primarily due to an increase in unit deliveries by 57.3% offset by a decrease in ASP of 8.5% due to the mix of new products.

Towable segment Adjusted EBITDA increased $2.2 million or 79.0%. This increase is due to organic revenue growth and higher gross profit on new products. This is partially offset by increases in general and administrative expenses of $0.5 million, including bonuses earned of $0.2 million.

In order to generate sales growth, we have expanded our towables distribution base and thus dealer inventory was higher throughout the year than in previous years. On a year over year basis, towables dealer inventory increased by 29.6% which is reasonable in anticipation of continued sales growth which increased 57.3% in Fiscal 2016 compared to Fiscal 2015 on a unit basis.

Analysis of Financial Condition, Liquidity and Resources
Cash and cash equivalents decreased $49.6 million during Fiscal 2017 and totaled $35.9 million as of August 26, 2017. The significant liquidity events that occurred during Fiscal 2017 were:

•	Generated net income of $71.3 million

•	Capital expenditures of $14.0 million

•	Dividend payments of $12.7 million

•	Contribution of $39.5 million in cash toward the $520.5 million acquisition of Grand Design

•	Established a new Credit Agreement in conjunction with the acquisition of Grand Design as detailed below

•	Repayment of $82.4 million of debt

As described in Note 8, our new Credit Agreement consists of a $300 million term loan and a $125 million asset-based revolving credit (ABL) agreement (collectively, the Credit Agreement) with JPMorgan Chase.

We filed a Registration Statement on Form S-3, which was declared effective by the SEC on April 25, 2016. Subject to market conditions, this registration provides for the ability to offer and sell up to $35.0 million of our common stock in one or more offerings pursuant to the Registration Statement. The Registration Statement will be available for use for three years from its effective date. We currently have no plans to offer and sell the common stock registered under this Registration Statement; however, it does provide another potential source of liquidity to raise capital if we need it, in addition to the alternatives already in place.
Working capital at August 26, 2017 and August 27, 2016 was $147.0 million and $187.6 million, respectively, a decrease of $40.6 million. We currently expect cash on hand, funds generated from operations and the borrowing available under our Credit

Agreement to be sufficient to cover both short-term and long-term operating requirements. We anticipate capital expenditures in Fiscal 2018 of approximately $35.0 - $40.0 million. We will continue to invest in our current motorhome facilities and our ERP system as well as expand our Towable facilities.
On October 18, 2017, the Board of Directors approved a quarterly cash dividend of $0.10 per share of common stock, payable on November 29, 2017 to shareholders of record at the close of business on November 15, 2017. We expect this cash outflow to be approximately $3.2 million.
Operating Activities
Cash provided by operating activities was $97.1 million for the fiscal year ended August 26, 2017 compared to $52.7 million for the fiscal year ended August 27, 2016, and $45.2 million for the fiscal year ended August 29, 2015. The combination of net income of $71.3 million in Fiscal 2017 and changes in non-cash charges (e.g., amortization of debt issuance costs, depreciation, LIFO, stock-based compensation, deferred income taxes, postretirement benefits) provided $93.3 million of operating cash compared to $52.7 million in Fiscal 2016 and $49.0 million in Fiscal 2015. In Fiscal 2017 and Fiscal 2016, changes in assets and liabilities provided $3.8 million and $0.1 million, respectively, and used $3.8 million of operating cash in Fiscal 2015.
Investing Activities
Cash used in investing activities of $405.4 million in Fiscal 2017 was due primarily to the acquisition of Grand Design for which we paid cash of $392.5 million, net of cash acquired, in addition to issuing Winnebago stock with a value of $124.1 million at closing.  Capital expenditures were due primarily to spending on property and equipment of $14.0 million. In Fiscal 2016, cash used in investing activities of $23.4 million was primarily due to capital spending of $24.6 million. In Fiscal 2015, cash used in investing activities of $16.5 million was primarily due to capital spending of $16.6 million.
Financing Activities
Cash provided by financing activities of $258.6 million in Fiscal 2017 was primarily due to cash proceeds from the new Credit Agreement of $366.4 million, partially offset by payments on the new Credit Agreement of $82.4 million, $12.7 million for the payment of dividends, and $11.0 million for the payment of debt issuance costs. The repayments on the new Credit Agreement included the full repayment of amounts borrowed under the ABL to finance the acquisition of Grand Design in the first quarter. Cash used in financing for the fiscal year ended August 27, 2016 was primarily due to $10.9 million for the payments of dividends and $3.1 million in repurchases of our stock. Cash used in financing for the fiscal year ended August 29, 2015 was $16.2 million primarily due to the payments of dividends and repurchases of our stock. In addition, in Fiscal 2015 we borrowed and repaid $22.0 million on our line of credit.

Share Repurchase Authorization
On October 18, 2017, the Company's Board of Directors authorized a share repurchase program in the amount of $70 million, which is approximately 5% of the Company's market capitalization as of October 18, 2017.

Contractual Obligations and Commercial Commitments
Our principal contractual obligations and commercial commitments as of August 26, 2017 were as follows:

	Payments Due By Period
(In thousands)	Total	Fiscal 2018	Fiscal 2019-2020	Fiscal 2021-2022	More than 5 Years
Revolving credit agreement (1)	$—	$—	$—	$—	$—
Term debt (2)	284,000	4,250	30,000	30,000	219,750
Interest at variable rate (3)	88,181	16,678	30,734	26,921	13,848
Net swap payments (4)	3,981	1,208	2,415	358	—
Deferred compensation obligations (5)	16,923	2,794	5,160	4,819	4,150
Executive share option obligations (5)	1,498	200	1,298	—	—
Supplemental executive retirement plan benefit obligations (5)	2,534	287	572	547	1,128
Operating leases (6)	19,042	2,540	4,779	4,921	6,802
Contracted services	2,022	1,286	736	—	—
Unrecognized tax benefits (7)	1,606	—	—	—	—
Total contractual cash obligations	$419,787	$29,243	$75,694	$67,566	$245,678

	Expiration By Period
(In thousands)	Total	Fiscal 2018	Fiscal 2019-2020	Fiscal 2021-2022	More than 5 Years
Contingent repurchase obligations (6)	$713,132	$69,579	$643,553	$—	$—

(1)
As of August 26, 2017, we did not have any borrowings under our $125.0 million revolving Credit Agreement other than a $210,000 outstanding letter of credit. Borrowings and repayments are expected to fluctuate over the term.

(2)
As of August 26, 2017, we had $284.0 million outstanding under our Term Loan agreement that matures on November 8, 2023. The contractual principal payments are included in the previous table. Additional principal payments are potentially due annually on a formula based on excess cash flow and the leverage ratio at that time as defined in the Credit Agreement. No amounts for this contingency are included in the above table.

(3)
All of the debt under the Term Loan is at a variable rate and the interest in the table assumes the variable rate of 5.7% at August 26, 2017 is constant through the maturity dates of the debt and the principal payments on the term debt are made as scheduled. The variable rate is subject to change. For example, a 1.0% change in Term Loan rates for Fiscal 2018, would change the interest expense by $2.8 million. Additionally, included in interest payments due by period is a 0.4% commitment fee on the ABL for unused borrowings, which are assumed to be at $125.0 million. In addition to interest assumed to be paid, non-cash amortization of debt issuance costs will also be recorded within interest expense on the Consolidated Statements of Income and Comprehensive Income in future periods.

(4)
We have an interest rate swap agreement with a notional amount of $200.0 million as of August 26, 2017 that decreases to $170.0 million on December 8, 2017, to $120.0 million in December 10, 2018, and $60.0 million on December 9, 2019 and expires on December 8, 2020. We pay a fixed rate at 1.82%, and receive a floating rate that was 1.2% at August 26, 2017. In the previous table, we have assumed the floating rate will be constant through the expiration of the interest rate swap when calculating the net swap payments. The variable rate is subject to change. For example, a 1.0% increase in the floating rate for Fiscal 2018, would decrease the payments noted in footnote(3) by $2.0 million.

(5)	See Note 9.

(6)	See Note 10.

(7)	We are not able to reasonably estimate in which future periods these amounts will ultimately be settled.

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

We used the income approach to value certain intangible assets.  Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. We used the income approach known as the relief from royalty method to value the fair value of the trade name. The relief from royalty method is based on the hypothetical royalty stream that would be received if we were to license the trade name and was based on expected revenues. The fair value of the dealer network was estimated using an income approach known as the cost to recreate/cost savings method. This method uses the replacement of the asset as an indicator of the fair value of the asset. The determination of the fair value of other assets acquired and liabilities assumed involves assessing factors such as the expected future cash flows associated with individual assets and liabilities and appropriate discount rates at the date of the acquisition.

See Note 2 to the consolidated financial statements for further information.

Goodwill and Indefinite-lived Intangible Assets
We test goodwill and identifiable intangible assets with indefinite lives for impairment at least annually in the fourth quarter. Impairment testing for goodwill is done at a reporting unit level and all goodwill is assigned to a reporting unit. Our reporting units are the same as our operating segments and one level below the reporting segment level.

We test goodwill for impairment by either performing a qualitative evaluation or a quantitative test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit's carrying amount over its fair value. The qualitative evaluation is an assessment of factors, including reporting unit specific operating results and cost factors, as well as industry, market and general economic conditions, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We may elect to bypass this qualitative assessment and perform the quantitative test in accordance with ASC 350, Intangibles - Goodwill and Other. Fair values under the quantitative test are estimated using a combination of discounted projected future earnings or cash flow methods and multiples of earnings in estimating fair value. The estimate of the reporting unit’s fair value is determined by weighting a discounted cash flow model and a market-related model using current industry information that involve significant unobservable inputs (Level 3 inputs). In determining the estimated future cash flow, we consider and apply certain estimates and judgments, including current and projected future levels of income based on management’s plans, business trends, prospects and market and economic conditions and market-participant considerations. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. If we fail the quantitative assessment of goodwill impairment ("quantitative assessment"), pursuant to our adoption of FASB ASU No. 2017–04 in fiscal 2017, we would be required to recognize an impairment loss equal to the amount that a reporting unit's carrying value exceeded its fair value. Substantially all of the goodwill resulting from the Grand Design acquisition on November 8, 2016 is in the Towable products and services segment and reporting unit.

As of August 26, 2017, we had an indefinite-lived intangible asset for trade name of $148.0 million from the Grand Design acquisition. Annually in the fourth quarter, or if conditions indicate an interim review is necessary, we assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If we perform a quantitative test, projections regarding estimated discounted future cash flows and other factors are made to determine if impairment has occurred. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. If we conclude that there has been impairment, we will write down the carrying value of the asset to its fair value.

During the fourth quarter of Fiscal 2017, we completed our annual impairment tests. We elected not to rely on the qualitative assessment as of the testing date and rather performed the quantitative analysis. We elected to perform this analysis because Grand Design was acquired during Fiscal 2017 and the analysis resulted in setting foundational assumptions to be used to evaluate goodwill and the indefinite-lived trade name asset in the future. The result of the test was that the fair value far exceeded the carrying value of the reporting unit and no impairment was present.

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

Revenue Recognition
Generally, revenues for our RVs are recorded and title passes when the following conditions are met:

•	an order for a product has been received from a dealer

•	written or verbal approval for payment has been received from the dealer's floorplan financing institution (if applicable)

•	an independent transportation company has accepted responsibility for the product as agent for the dealer; and

•	the product is removed from the Company's property for delivery to the dealer by the agent.

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

Based on these repurchase agreements, we establish an associated loss reserve which is included in "Accrued expenses - Other" on the consolidated balance sheets. Repurchased sales are not recorded as a revenue transaction, but the net difference between the original repurchase price and the resale price are recorded against the loss reserve, which is a deduction from gross revenue. Our loss reserve for repurchase commitments contains uncertainties because the calculation requires management to make assumptions and apply judgment regarding a number of factors. We base our reserve primarily on our historical loss experience rate per dollar of dealer inventory. The historical experience has been affected by a number of factors which are evaluated, such as macro-market conditions, current retail demand for our product, location of the dealer, and the financing source. The percentage of dealer inventory we estimate we will repurchase and the associated estimated loss is based on historical loss experience and current trends and economic conditions.

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
A significant increase in dealership labor rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize. A hypothetical change of a 10% increase or decrease in our significant warranty commitment assumptions as of August 26, 2017 would have affected net income by approximately $1.9 million. Further discussion of our warranty costs and associated accruals is included in Note 7.
Income Taxes
We account for income taxes in accordance with ASC 740, Income Taxes. In preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We will continue to assess the likelihood that our deferred tax assets will be realizable at each reporting period. Any adjustment to the deferred tax assets could materially impact our financial position and results of operations. As of August 26, 2017, we have determined that our deferred tax assets are realizable and, therefore, no valuation allowance has been recorded.

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

Interest rate risk
We are exposed to market risks related to fluctuations in interest rates on the outstanding variable rate debt. As of August 26, 2017, we had $284.0 million outstanding under our Term Loan, subject to variable interest rates. This risk is partially mitigated through the use of an interest rate swap contract as detailed below.

Under terms of the Credit Agreement, we are required to maintain interest rate swaps to manage our interest rate exposure related to the variable component of interest cost on the Term Loan. This hedging arrangement must be maintained until the later of November 8, 2019 or when our leverage ratio is less than 2.0 to 1.0. On January 23, 2017, we entered into an interest rate swap to effectively convert $200.0 million of the Term Loan balance to a fixed rate. The notional amount of the swap is reduced to $170.0 million on December 8, 2017, $120.0 million in December 10, 2018, and $60.0 million on December 9, 2019. The swap contract expires on December 8, 2020. A hypothetical one percentage point increase in interest rates on the Term Loan would increase our interest expense (after consideration of the interest rate swap) for 2018 by approximately $0.8 million. Due to the floor of 1% on LIBOR for the Term Loan, a 1% decrease could only decrease to the floor for the variable rate, resulting in a decrease in interest expense (after consideration of the interest rate swap) for 2018 of $(0.2) million.

For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant.

Derivative instruments are accounted for at fair value in accordance with ASC Topic 815, Derivatives and Hedging, and have been designated for hedge accounting. The fair value of the interest rate swap is based on observable market data (Level 2) and was $(0.8) million as of August 26, 2017. The interest rate swap requires us to pay interest at a fixed rate of 1.82% through the December 8, 2020 expiration of the swap. A 1.0% increase in the interest rate would have changed the fair value of the swap as of

August 26, 2017 by approximately $3.8 million and a 1.0% decrease would have changed the fair value by $(2.4) million. These increases and decreases would be recorded in OCI and the hedged value on our consolidated balance sheet (currently recorded within other non-current liabilities).  While these are our best estimates of the impact of the specified interest rate scenario, actual results could differ from those projected. The sensitivity analysis presented assumes interest rate changes are instantaneous, parallel shifts in the yield curve. In reality, interest rate changes of this magnitude are rarely instantaneous or parallel.

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
During Fiscal 2017, management excluded certain elements of internal control over financial reporting pertaining to the activities of the Grand Design business acquired in the first quarter (see Note 2 of Notes to Consolidated Financial Statements). Exclusion in the year of acquisition is customary to allow management sufficient time to evaluate and integrate our internal control over financial reporting. The exclusion for Grand Design represented 36.2% of consolidated total revenue and 39.8% of our consolidated total operating income for the year ended August 26, 2017 as well as 18.8% of our consolidated total assets as of August 26, 2017.
Based on its assessment and considering the exclusion noted above, management has concluded that the Company's internal control over financial reporting was effective as of August 26, 2017.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's financial statements included in this Annual Report on Form 10-K, has issued a report included herein, which expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Michael J. Happe	/s/ Bryan L. Hughes
Michael J. Happe	Bryan L. Hughes
President, Chief Executive Officer	Vice President, Chief Financial Officer

October 20, 2017	October 20, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Winnebago Industries, Inc.
Forest City, Iowa
We have audited the internal control over financial reporting of Winnebago Industries, Inc. and subsidiaries (the "Company") as of August 26, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Grand Design RV, LLC, which was acquired on November 8, 2016 and whose financial statements constitute 18.8% of total assets, 36.2% of net revenues, and 39.8% of operating income of the consolidated financial statements amounts as of and for the year ended August 26, 2017. Accordingly, our audit did not include the internal control over financial reporting at Grand Design RV, LLC. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 26, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended August 26, 2017 of the Company and our report dated October 20, 2017 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
October 20, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Winnebago Industries, Inc.
Forest City, Iowa
We have audited the accompanying consolidated balance sheets of Winnebago Industries, Inc. and subsidiaries (the "Company") as of August 26, 2017 and August 27, 2016, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended August 26, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Winnebago Industries, Inc. and subsidiaries at August 26, 2017 and August 27, 2016, and the results of their operations and their cash flows for each of the three years in the period ended August 26, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of August 26, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 20, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
October 20, 2017

Winnebago Industries, Inc.
Consolidated Statements of Income and Comprehensive Income

	Year Ended
(In thousands, except per share data)	August 26, 2017	August 27, 2016	August 29, 2015
Net revenues	$1,547,119	$975,226	$976,505
Cost of goods sold	1,324,542	862,577	871,625
Gross profit	222,577	112,649	104,880

SG&A:
Selling	35,668	19,823	19,161
General and administrative	55,347	33,209	29,911
Postretirement health care benefit income	(24,796)	(6,124)	(4,073)
Transaction costs	6,592	—	—
Amortization of intangible assets	24,660	—	—
Impairment of fixed assets	—	—	462
Total SG&A	97,471	46,908	45,461

Operating income	125,106	65,741	59,419
Interest expense	16,837	—	—
Non-operating income	(330)	(457)	(115)
Income before income taxes	108,599	66,198	59,534

Provision for income taxes	37,269	20,702	18,324
Net income	$71,330	$45,496	$41,210

Income per common share:
Basic	$2.33	$1.69	$1.53
Diluted	$2.32	$1.68	$1.52

Weighted average common shares outstanding:
Basic	30,648	26,925	26,941
Diluted	30,766	27,033	27,051

Dividends paid per common share	$0.40	$0.40	$0.36

Net income	$71,330	$45,496	$41,210
Other comprehensive income (loss):
Amortization of prior service credit (net of tax of $15,409, $2,947, and $2,110)	(25,035)	(4,788)	(3,428)
Amortization of net actuarial loss (net of tax of $5,976, $621, and $565)	9,705	1,010	918
Increase in actuarial loss (net of tax of $35, $415, and $250)	(57)	(674)	(407)
Plan amendment (net of tax of $2,402, $10,895, and $1,509)	3,903	17,701	2,451
Change in fair value of interest rate swap (net of tax of $314, $0, and $0)	(514)	—	—
Total other comprehensive income (loss)	(11,998)	13,249	(466)
Comprehensive income	$59,332	$58,745	$40,744

See notes to consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Balance Sheets

(In thousands, except per share data)	August 26, 2017	August 27, 2016
Assets
Current assets:
Cash and cash equivalents	$35,945	$85,583
Receivables, less allowance for doubtful accounts ($183 and $278, respectively)	124,539	66,184
Inventories	142,265	122,522
Prepaid expenses and other assets	11,388	6,300
Total current assets	314,137	280,589
Property, plant and equipment, net	71,560	55,931
Other assets:
Goodwill	242,728	1,228
Other intangible assets, net	228,440	—
Investment in life insurance	27,418	26,492
Deferred income taxes	12,736	18,753
Other assets	5,493	7,725
Total assets	$902,512	$390,718

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$79,194	$44,134
Current maturities of long-term debt	2,850	—
Income taxes payable	7,450	19
Accrued expenses:
Accrued compensation	24,546	19,699
Product warranties	30,805	12,412
Self-insurance	6,122	5,812
Promotional	6,560	4,756
Accrued interest	3,128	—
Other	6,503	6,117
Total current liabilities	167,158	92,949
Non-current liabilities:
Long-term debt, less current maturities	271,726	—
Unrecognized tax benefits	1,606	2,461
Deferred compensations benefits and postretirement health care benefits, net of current portion	19,270	26,949
Other	1,078	—
Total non-current liabilities	293,680	29,410
Stockholders' equity:
Capital stock common, par value $0.50; authorized 60,000 shares, issued 51,776 shares	25,888	25,888
Additional paid-in capital	80,401	32,717
Retained earnings	679,138	620,546
Accumulated other comprehensive (loss) income	(1,023)	10,975
Treasury stock, at cost (20,183 and 24,875 shares, respectively)	(342,730)	(421,767)
Total stockholders' equity	441,674	268,359
Total liabilities and stockholders' equity	$902,512	$390,718

See notes to consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Changes in Stockholders' Equity

	Common Shares		Additional Paid-In Capital (APIC)	Retained Earnings	Accum- ulated Other Compre- hensive Income (Loss)	Treasury Stock		Total Stock- holders' Equity
(In thousands, except per share data)	Number	Amount				Number	Amount
Balance, August 30, 2014	51,776	$25,888	$31,672	$554,496	$(1,808)	(24,727)	$(417,500)	$192,748
Creation/(utilization) of APIC pool due to stock award	—	—	124	—	—	—	—	124
Issuance of restricted stock	—	—	(1,950)	—	—	199	3,360	1,410
Stock-based compensation, net of forfeitures	—	—	2,172	—	—	3	49	2,221
Payments for the purchase of common stock	—	—	—	—	—	(300)	(6,519)	(6,519)
Cash dividends paid on common stock-$0.36 per share	—	—	—	(9,765)	—	—	—	(9,765)
Prior service cost and actuarial loss, net of $1,795 tax	—	—	—	—	(2,917)	—	—	(2,917)
Plan amendment, net of $1,509 tax	—	—	—	—	2,451	—	—	2,451
Net income	—	—	—	41,210	—	—	—	41,210
Balance, August 29, 2015	51,776	$25,888	$32,018	$585,941	$(2,274)	(24,825)	$(420,610)	$220,963
Creation/(utilization) of APIC pool due to stock award	—	—	33	—	—	—	—	33
Issuance of restricted stock	—	—	(1,309)	—	—	108	1,826	517
Stock-based compensation, net of forfeitures	—	—	1,975	—	—	5	83	2,058
Payments for the purchase of common stock	—	—	—	—	—	(163)	(3,066)	(3,066)
Cash dividends paid on common stock-$0.40 per share	—	—	—	(10,891)	—	—	—	(10,891)
Prior service cost and actuarial loss, net of $2,741 tax	—	—	—	—	(4,452)	—	—	(4,452)
Plan amendment, net of $10,895 tax	—	—	—	—	17,701	—	—	17,701
Net income	—	—	—	45,496	—	—	—	45,496
Balance, August 27, 2016	51,776	$25,888	$32,717	$620,546	$10,975	(24,875)	$(421,767)	$268,359
Creation/(utilization) of APIC pool due to stock award	—	—	470	—	—	—	—	470
Issuance of restricted stock	—	—	(1,821)	—	—	155	2,629	808
Stock-based compensation, net of forfeitures	—	—	2,830	—	—	5	78	2,908
Issuance of stock for acquisition	—	—	46,205			4,586	77,861	124,066
Payments for the purchase of common stock	—	—	—	—	—	(54)	(1,531)	(1,531)
Cash dividends paid on common stock-$0.40 per share	—	—	—	(12,738)	—	—	—	(12,738)
Prior service cost and actuarial loss, net of $9,468 tax	—	—	—	—	(15,387)	—	—	(15,387)
Plan amendment, net of $2,402 tax	—	—	—	—	3,903	—	—	3,903
Change in fair value of interest rate swap, net of $314 tax	—	—	—	—	(514)	—	—	(514)
Net income	—	—	—	71,330	—	—	—	71,330
Balance, August 26, 2017	51,776	$25,888	$80,401	$679,138	$(1,023)	(20,183)	$(342,730)	$441,674

See notes to consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Cash Flows

	Year Ended
(In thousands)	August 26, 2017	August 27, 2016	August 29, 2015
Operating activities:
Net income	$71,330	$45,496	$41,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,315	5,745	4,513
Amortization of intangible assets	24,660	—	—
Amortization of debt issuance costs	1,596	—	—
LIFO expense	1,722	1,153	1,244
Asset impairment	—	—	462
Stock-based compensation	2,977	3,293	3,097
Deferred income taxes	8,360	2,233	215
Deferred compensation expense and postretirement benefit income	(23,379)	(4,292)	(843)
Other	(1,257)	(935)	(909)
Change in assets and liabilities:
Inventories	(6,165)	(11,510)	(561)
Receivables, prepaid and other assets	(27,597)	1,217	2,458
Investment in operating leases, net of repurchase obligations	—	—	(72)
Income taxes and unrecognized tax benefits	7,045	85	408
Accounts payable and accrued expenses	33,697	14,253	(1,880)
Postretirement and deferred compensation benefits	(3,177)	(3,992)	(4,159)
Net cash provided by operating activities	97,127	52,746	45,183

Investing activities:
Purchases of property and equipment	(13,993)	(24,551)	(16,573)
Proceeds from the sale of property	223	18	65
Acquisition of business, net of cash acquired	(392,473)	—	—
Other	858	1,141	(9)
Net cash used in investing activities	(405,385)	(23,392)	(16,517)

Financing activities:
Payments for repurchases of common stock	(1,530)	(3,066)	(6,519)
Payments of cash dividends	(12,738)	(10,891)	(9,765)
Payments of debt issuance costs	(11,020)	—	—
Borrowings on credit facility	366,400	—	22,000
Repayments of credit facility	(82,400)	—	(22,000)
Other	(92)	(53)	53
Net cash provided by (used in) financing activities	258,620	(14,010)	(16,231)

Net (decrease) increase in cash and cash equivalents	(49,638)	15,344	12,435
Cash and cash equivalents at beginning of year	85,583	70,239	57,804
Cash and cash equivalents at end of year	$35,945	$85,583	$70,239

Supplemental cash flow disclosure:
Income taxes paid, net	$21,421	$18,449	$17,658
Interest paid	$11,893	$—	$10
Non-cash transactions:
Issuance of Winnebago common stock for acquisition of business	$124,066	$—	$—
Capital expenditures in accounts payable	$1,021	$903	$—
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
In the first quarter of Fiscal 2017, we revised our reporting segments. Previously we had one reporting segment which included all recreational vehicle products and services. With the acquisition of Grand Design in the first quarter of Fiscal 2017, we expanded the number of reporting segments to two: (1) Motorized products and services and (2) Towable products and services. The Towable segment includes all products which are not motorized and are generally towed by another vehicle. The Motorized segment includes all products that include a motorized chassis as well as other related manufactured products. All prior period amounts related to the segment change have been retrospectively reclassified to conform to the new presentation.
Principles of Consolidation
The consolidated financial statements for Fiscal 2017 include the parent company and our wholly-owned subsidiaries. All intercompany balances and transactions with our subsidiaries have been eliminated.
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
Goodwill and Indefinite-Lived Intangible Asset
Goodwill is tested annually in the fourth quarter of each year, and is tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amounts may be impaired. Impairment testing for goodwill is done at a reporting unit level and all goodwill is assigned to a reporting unit. Our reporting units are the same as our operating segments and one level below the reporting segment level.

Companies have the option to first assess qualitative factors to determine whether the fair value of a reporting unit is not “more likely than not” less than its carrying amount. If it is more likely than not that an impairment has occurred, companies then perform the quantitative goodwill impairment test. If we perform the quantitative test, we compare the carrying value of the reporting unit to an estimate of the reporting unit’s fair value to identify impairment. The estimate of the reporting unit’s fair value is determined by weighting a discounted cash flow model and a market-related model using current industry information that involve significant unobservable inputs (Level 3 inputs). In determining the estimated future cash flow, we consider and apply certain estimates and judgments, including current and projected future levels of income based on management’s plans, business trends, prospects and market and economic conditions and market-participant considerations. If we fail the quantitative assessment of goodwill impairment, pursuant to our adoption of FASB ASU No. 2017–04 in Fiscal 2017, we would be required to recognize an impairment loss equal to the amount that a reporting unit's carrying value exceeded its fair value.

As of August 26, 2017, we had an indefinite-lived intangible asset for the trade name of $148 million related to the Grand Design acquisition. Annually in the fourth quarter, or if conditions indicate an interim review is necessary, we assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount.
If we perform a quantitative test, projections regarding estimated discounted future cash flows and other factors are made to determine if impairment has occurred. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. If we conclude that there has been impairment, we will write down the carrying value of the asset to its fair value.

During the fourth quarter of Fiscal 2017, we completed our annual impairment tests. We elected not to rely on the qualitative assessment as of the testing date and rather performed the quantitative analysis. We elected to perform this analysis because Grand Design was acquired during Fiscal 2017 and the analysis resulted in setting foundational assumptions to be used to evaluate goodwill and the indefinite-lived trade name asset in the future. The result of the test was that the fair value far exceeded the carrying value of the reporting unit and no impairment was indicated.

Other Intangible and Long-Lived Assets
Long-lived assets, which include property, plant and equipment, and definite-lived intangible assets, primarily the dealer network, are assessed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. The impairment test involves comparing the carrying amount of the asset to the forecasted undiscounted future cash flows generated by that asset. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. In the event the carrying amount of the asset exceeds the undiscounted future cash flows generated by that asset and the carrying amount is not considered recoverable, an impairment exists. An impairment loss is measured as the excess of the asset’s carrying amount over its fair value and is recognized in the statement of income in the period that the impairment occurs. The dealer network is amortized over its estimated useful life of 12 years. The reasonableness of the useful lives of this asset and other long-lived assets is regularly evaluated.

There was no impairment loss for the period ended August 26, 2017 for goodwill, indefinite- or definite-lived intangible assets, or long-lived assets.

Debt Issuance Costs
We amortize debt issuance costs on a straight-line basis (which is not materially different from an effective interest method) over the term of the associated debt agreement.  If early principal payments are made on the Term Loan, a proportional amount of the unamortized issuance costs will be expensed.  As of August 26, 2017, we incurred $0.8 million of costs related to our revolving Credit Agreement that are being amortized on a straight-line basis over the five year term of the agreement. We also incurred $10.2 million of costs as of August 26, 2017 related to the Term Loan that are being amortized on a straight-line basis over the seven year term of the agreement.

Self-Insurance
Generally, we self-insure for a portion of product liability claims and workers' compensation. Under these plans, liabilities are recognized for claims incurred, including those incurred but not reported. We determined the liability for product liability and workers' compensation claims with the assistance of a third party administrator and actuary using various state statutes and historical claims experience. We have a $50.0 million insurance policy that includes an SIR for product liability of $2.5 million per occurrence and $6.0 million in aggregate per policy year. We maintain excess liability insurance with outside insurance carriers to minimize our risks related to catastrophic claims in excess of our self-insured positions for product liability and personal injury matters. Any material change in the aforementioned factors could have an adverse impact on our operating results. Our product liability and workers' compensation accrual is included within accrued self-insurance on our balance sheet.
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
Legal
Our accounting policy regarding litigation expense is to accrue for probable and reasonably estimable exposure including estimated defense costs.
Revenue Recognition
Generally, revenues for our RVs are recorded when the following conditions are met:

•	an order for a product has been received from a dealer

•	written or verbal approval for payment has been received from the dealer's floorplan financing institution (if applicable)

•	an independent transportation company has accepted responsibility for the product as agent for the dealer; and

•	the product is removed from our property for delivery to the dealer by the agent.

Our shipping terms are FOB shipping point. Products are not sold on consignment, dealers do not have the right to return products, and dealers are typically responsible for interest costs to floor plan lenders.
Delivery Revenues and Expenses
Delivery revenues for products delivered are included within net sales, while delivery expenses are included within cost of goods sold.
Concentration of Risk
One of our dealer organizations accounted for 10.0%, 13.0% and 15.0% of our net revenue for Fiscal 2017, Fiscal 2016, and Fiscal 2015, respectively. A second dealer organization accounted for 9.9%, 16.6%, and 17.9% of our consolidated net revenue in Fiscal 2017, 2016 and 2015, respectively. These dealers declined on a relative basis due to the growth of other dealers and due to the addition of Grand Design revenue in Fiscal 2017.

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

Based on these repurchase agreements and our historical loss experience, we establish an associated loss reserve which is included in "Accrued expenses - Other" on the consolidated balance sheets. Repurchased sales are not recorded as a revenue transaction, but the net difference between the original repurchase price and the resale price are recorded against the loss reserve, which is a deduction from gross revenue. Our loss reserve for repurchase commitments contains uncertainties because the calculation requires management to make assumptions and apply judgment regarding a number of factors. See Note 10.

Reporting Segment
We have two reportable segments: (1) Motorized products and services and (2) Towable products and services. The Towable segment includes all products which are not motorized and are generally towed by another vehicle. The Motorized segment includes all products that include a motorized chassis as well as other related manufactured products. See Note 3.

Advertising
Advertising costs, which consist primarily of literature and trade shows, were $5.7 million, $4.9 million, and $5.5 million in Fiscal 2017, 2016 and 2015, respectively. Advertising costs are included in selling expense and are expensed as incurred with the exception of trade shows which are expensed in the period in which the show occurs.
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
Subsequent Events
We evaluated events occurring between the end of our most recent fiscal year and the date the financial statements were issued. There were no material subsequent events, except those described in Note 16.
Recently Adopted Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Topic 835), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. We adopted the standard during the first quarter of Fiscal 2017 and, accordingly, have presented unamortized debt issuance costs as a direct reduction allocated between Current maturities of long-term debt and Long-term debt, less current maturities on the Consolidated Balance Sheet as of August 26, 2017.

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350), which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment change. ASU 2017-04 is effective prospectively for fiscal years, and the interim periods within those years, beginning after December 15, 2019 (our Fiscal 2021). We early adopted this standard as of the beginning of Fiscal 2017. There was no impact on our consolidated financial statements as there was no impairment indicated.

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

We have performed an evaluation which included a review of representative contracts with key customers and the performance obligations contained therein, as well as a review of our commercial terms and practices across each of our segments. Based on our preliminary review, we do not expect adoption to have a material impact but further work to substantiate this preliminary conclusion is underway. We will determine the transition method to apply and the implications of using either the full retrospective or modified retrospective approach after this additional work is concluded.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for the related income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016 (our Fiscal 2018), including interim periods within those annual reporting periods. Early adoption is permitted. We will be adopting this standard in our forthcoming first quarter of our Fiscal 2018, and we do not expect adoption to have a material impact.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815), which improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. ASU 2017-12 is effective for annual reporting periods beginning after December 15, 2018 (our Fiscal 2020), including interim periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.

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
The acquisition has been accounted for in accordance with ASC 805, Business Combinations, using the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price was allocated to the net tangible and intangible assets of Grand Design acquired, based on their fair values at the date of the acquisition. We believe that the information provides a reasonable basis for estimating the fair values, but we are waiting for additional information necessary to finalize the amounts related to income taxes. Thus, the preliminary measurements of fair value reflected are subject to change. We expect to finalize the valuation and complete the purchase price allocation during the first quarter of Fiscal 2018 and no later than one year from the acquisition date. The current allocation of the purchase price to assets acquired and liabilities assumed is as follows:

(In thousands)	November 8, 2016
Cash	$1,748
Accounts receivable	32,834
Inventories	15,300
Prepaid expenses and other assets	3,788
Property, plant and equipment	8,998
Goodwill	241,499
Other intangible assets	253,100
Total assets acquired	557,267

Accounts payable	11,163
Accrued compensation	3,615
Product warranties	12,904
Promotional	3,976
Other	290
Deferred tax liabilities	4,811
Total liabilities assumed	36,759

Total purchase price	$520,508
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

The goodwill recognized is primarily attributable to the value of the workforce, reputation of founders, customer and dealer growth opportunities and expected synergies. Key areas of cost synergies include increased purchasing power for raw materials and supply chain consolidation. Goodwill is expected to be mostly deductible for tax purposes. The goodwill resulting from the acquisition of Grand Design increased total goodwill to $242.7 million within the Towable segment as of August 26, 2017 from $1.2 million as of August 27, 2016.

The allocation of the purchase price to the net assets acquired and liabilities assumed resulted in the recognition of intangible assets with fair value on the closing date of November 8, 2016 and amortization accumulated from the closing date through August 27, 2016 as follows:

(In thousands)	Weighted Average Life- Years	Fair Value Amount	Accumulated Amortization
Trade name	Indefinite	$148,000	$—
Dealer network	12.0	80,500	5,348
Backlog	0.5	18,000	18,000
Non-compete agreements	4.0	4,600	1,116
Leasehold interest-favorable	8.1	2,000	196
Total		253,100	$24,660
Accumulated amortization		(24,660)
Net book value of intangible assets		$228,440

We used the income approach to value certain intangible assets. Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. We used the income approach known as the relief from royalty method to value the trade name. The relief from royalty method is based on the hypothetical royalty stream that would be received if we were to license the trade name and is based on expected revenues from such license. The fair value of the dealer network was estimated using an income approach known as the cost to recreate/cost savings method. This method uses the replacement of the asset as an indicator of the fair value of the asset. The useful life of the intangible assets was determined considering the period of expected cash flows used to measure the fair value of the intangible assets adjusted as appropriate for the entity-specific factors including legal, regulatory, contractual, competitive, economic or other factors that may limit the useful life of the intangible assets.

For Fiscal 2017 and 2016, amortization of intangible assets charged to operations was $24.7 million and $0, respectively. The weighted average remaining amortization period for intangible assets as of August 26, 2017 was approximately 11.0 years. Remaining estimated aggregate annual amortization expense by fiscal year is as follows:

(In thousands)	Amount
2018	$7,854
2019	7,733
2020	7,733
2021	7,733
2022	7,106
Thereafter	42,281
Within the Towable segment, the results of Grand Design's operations have been included in our consolidated financial statements from the close of the acquisition. The following table provides net revenues and operating income (which includes amortization expense) from the Grand Design business included in our consolidated results during the fiscal year ended August 26, 2017 following the November 8, 2016 closing date:

Year Ended
(In thousands)	August 26, 2017
Net revenues	$559,664
Operating income	56,475

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

	Year Ended
(In thousands, except per share data)	August 26, 2017	August 27, 2016
Net revenues	$1,642,786	$1,402,897
Net income	91,163	48,357
Income per share - basic	2.89	1.53
Income per share - diluted	2.88	1.53

The unaudited pro forma data above includes the following significant non-recurring adjustments made to account for certain costs which would have changed if the acquisition of Grand Design had been completed on August 30, 2015:

	Year Ended
(In thousands)	August 26, 2017	August 27, 2016
Amortization of intangibles (1 year or less useful life)	$(18,751)	$18,871
Increase in amortization of intangibles	1,551	7,733
Expenses related to business combination (transaction costs) (1)	(6,649)	6,649
Interest to reflect new debt structure	3,672	19,622
Taxes related to the adjustments to the pro forma data and to the income of Grand Design	11,648	1,680
(1) Pro forma transaction costs include $0.1 million incurred by Grand Design prior to acquisition.

We incurred approximately $6.9 million of acquisition-related costs to date, of which $6.6 million was expensed during Fiscal 2017 and $0.3 million was expensed in Fiscal 2016.

Note 3: Business Segments
We report segment information based on the "management" approach defined in ASC 280, Segment Reporting. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments.

In the first quarter of Fiscal 2017, we revised our reporting segments. Previously we had one reporting segment which included all recreational vehicle products and services. With the acquisition of Grand Design in the first quarter of Fiscal 2017, we expanded the number of reporting segments to two: (1) Motorized products and services and (2) Towable products and services. The Towable segment includes all products which are not motorized and are generally towed by another vehicle. The Motorized segment includes all products that include a motorized chassis as well as other related manufactured products. Prior year segment information has been restated to conform to the current reporting segment presentation.

We organize our business reporting on a product basis. Each reportable segment is managed separately to better align to our customers, distribution partners and the unique market dynamics of the product groups. The accounting policies of both reportable segments are the same and described in Note 1, "Summary of Significant Accounting Policies".

We evaluate the performance of our reportable segments based on Adjusted EBITDA. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization and other adjustments made in order to present comparable results from period to period. Examples of items excluded from Adjusted EBITDA include the postretirement health care benefit income resulting from the plan amendments over the past several years, favorable legal settlements including our Fiscal 2016 Australia trademark settlement, and transaction costs related to our pending acquisition of Grand Design RV.

The following table shows information by reporting segment for Fiscal 2017, Fiscal 2016 and Fiscal 2015:

	Year Ended
(In thousands)	August 26, 2017	August 27, 2016	August 29, 2015
Net revenues
Motorized	$861,922	$885,814	$904,821
Towable	685,197	89,412	71,684
Consolidated	$1,547,119	$975,226	$976,505

Adjusted EBITDA
Motorized	$43,948	$57,365	$57,102
Towable	94,929	4,952	2,767
Consolidated	$138,877	$62,317	$59,869

Capital Expenditures
Motorized	$9,587	$23,920	$10,923
Towable	4,406	631	5,650
Consolidated	$13,993	$24,551	$16,573

	Year Ended
(In thousands)	August 26, 2017	August 27, 2016
Total Assets
Motorized	$333,600	$368,941
Towable	568,912	21,777
Consolidated	$902,512	$390,718

Reconciliation of net income to consolidated Adjusted EBITDA:

	Year Ended
(In thousands)	August 26, 2017	August 27, 2016	August 29, 2015
Net income	$71,330	$45,496	$41,210
Interest expense	16,837	—	10
Provision for income taxes	37,269	20,702	18,324
Depreciation	7,315	5,745	4,513
Amortization	24,660	—	—
EBITDA	157,411	71,943	64,057
Postretirement health care benefit income	(24,796)	(6,124)	(4,073)
Legal settlement	—	(3,400)	—
Transaction costs	6,592	355	—
Non-operating income	(330)	(457)	(115)
Adjusted EBITDA	$138,877	$62,317	$59,869

Net revenue by geographic area:

	Year Ended
(In thousands)	August 26, 2017		August 27, 2016		August 29, 2015
United States	$1,445,401	93.4%	$940,230	96.4%	$920,315	94.2%
International	101,718	6.6%	34,996	3.6%	56,190	5.8%
Total net revenues	$1,547,119	100.0%	$975,226	100.0%	$976,505	100.0%

Note 4: Derivatives, Investments and Fair Value Measurements
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

The following tables set forth by level within the fair value hierarchy our financial assets that were accounted for at fair value on a recurring basis at August 26, 2017 and August 27, 2016 according to the valuation techniques we used to determine their fair values:

	Fair Value at August 26, 2017	Fair Value Measurements Using Inputs Considered As
(In thousands)		Level 1	Level 2	Level 3
Assets that fund deferred compensation:
Domestic equity funds	$1,708	$1,671	$37	$—
International equity funds	174	157	17	—
Fixed income funds	259	170	89	—
Interest rate swap contract	(828)	—	(828)	—
Total assets (liabilities) at fair value	$1,313	$1,998	$(685)	$—

	Fair Value at August 27, 2016	Fair Value Measurements Using Inputs Considered As
(In thousands)		Level 1	Level 2	Level 3
Cash equivalents (1)	$77,234	$77,234	$—	$—
Assets that fund deferred compensation:
Domestic equity funds	3,587	3,515	72	—
International equity funds	258	225	33	—
Fixed income funds	265	206	59	—
Total assets (liabilities) at fair value	$81,344	$81,180	$164	$—

(1)	Cash equivalent balances valued using Level 1 inputs include only those accounts that may fluctuate in value. Cash in disbursing accounts and on-demand accounts are not included above.

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

Assets that fund deferred compensation
Our assets that fund deferred compensation are marketable equity securities measured at fair value using quoted market prices and primarily consist of equity-based mutual funds. The majority of securities are classified as Level 1 as they are traded in an active market for which closing stock prices are readily available. These securities fund the Executive Share Option Plan and the Executive Deferred Compensation Plan (see Note 9). The proportion of the assets that will fund options which expire within a year are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. The remaining assets are classified as non-current and are included in other assets.

Interest Rate Swap Contract
Under terms of our Credit Agreement (see Note 8) we are required to hedge a portion of the floating interest rate exposure. In accordance with this requirement, we entered into an interest swap contract on January 23, 2017, which effectively fixed our interest rate on $200.0 million of our Term Loan at 6.32%. The notional amount of the swap contract decreases to $170.0 million on December 8, 2017, $120.0 million on December 10, 2018, and $60.0 million on December 9, 2019. The swap contract expires on December 8, 2020.

The fair value of the interest rate swap based on a Level 2 valuation was a liability of $0.8 million as of August 26, 2017. The fair value is classified as Level 2 as it is corroborated based on observable market data. This amount is included in other non-current liabilities and accumulated other comprehensive income on the consolidated balance sheet since the interest rate swap has been designated for hedge accounting.

Assets and Liabilities that are measured at Fair Value on a Nonrecurring Basis
Our non-financial assets, which includes goodwill, intangible assets, and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, we must evaluate the non-financial asset for impairment. If an impairment did occur, the asset is required to be recorded at the estimated fair value. During Fiscal 2017, no impairments were recorded for non-financial assets.

The carrying value of our debt as of August 26, 2017 approximates fair value as interest is at variable market rates.

Note 5: Inventories
Inventories consist of the following:

(In thousands)	August 26, 2017	August 27, 2016
Finished goods	$16,947	$19,129
Work-in-process	60,818	76,350
Raw materials	99,919	60,740
Total	177,684	156,219
LIFO reserve	(35,419)	(33,697)
Total inventories	$142,265	$122,522
The above value of inventories, before reduction for the LIFO reserve, approximates replacement cost at the respective dates. Of the $177.7 million and $156.2 million inventory at August 26, 2017 and August 27, 2016, respectively, $149.8 million and $149.4 million is valued on a LIFO basis. The remaining inventories of $27.9 million and $6.8 million at August 26, 2017 and August 27, 2016, respectively, are valued on a FIFO basis.

Note 6: Property, Plant and Equipment
Property, plant and equipment is stated at cost, net of accumulated depreciation and consists of the following:

(In thousands)	August 26, 2017	August 27, 2016
Land	$3,914	$3,864
Buildings and building improvements	73,831	62,073
Machinery and equipment	99,952	95,087
Software	17,844	15,878
Transportation	8,993	8,956
Total property, plant and equipment, gross	204,534	185,858
Less accumulated depreciation	(132,974)	(129,927)
Total property, plant and equipment, net	$71,560	$55,931
As part of the Grand Design acquisition, in the first quarter of Fiscal 2017 we purchased land and buildings for approximately $9.0 million. See Note 2.

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
Changes in our product warranty liability during Fiscal 2017, Fiscal 2016, and Fiscal 2015 are as follows:

(In thousands)	August 26, 2017	August 27, 2016	August 29, 2015
Balance at beginning of year	$12,412	$11,254	$9,501
Acquisition of Grand Design	12,904	—	—
Provision	31,631	16,503	12,892
Claims paid	(26,142)	(15,345)	(11,139)
Balance at end of year	$30,805	$12,412	$11,254

Note 8: Long-Term Debt
The components of long-term debt are as follows:

(In thousands)	August 26, 2017	August 27, 2016
ABL	$—	$—
Term Loan	284,000	—
Gross Long-term debt, excluding issuance costs	284,000	—
Less: debt issuance cost, net	(9,424)	—
Long-term debt, net of issuance costs	274,576	—
Less: current maturities	(2,850)	—
Long-term debt, less current maturities	$271,726	$—

On November 8, 2016, we entered into a $125.0 million ABL agreement and a $300.0 million Term Loan with JPMorgan Chase.
Under the ABL agreement, we have a five-year credit facility on a revolving basis, subject to availability under a borrowing base consisting of eligible accounts receivable and eligible inventory. The line is available for issuance of letters of credit to a specified limit of $10.0 million. We pay a customary commitment fee based upon the amount of the facility available but unused.
Under the agreement, we can elect to base the interest rate on various base rates plus specific spreads, depending on the amount of borrowings outstanding. As of August 26, 2017 no funds were drawn on the ABL agreement other than an outstanding $0.2 million letter of credit.
Under the Term Loan agreement, we have a seven-year credit facility originally repayable in quarterly installments in an aggregate amount equal to 1.0% of the original amount of the Term Loan on March 31, June 30 and September 30, 2017; 1.25% each calendar quarter end thereafter; with the balance payable on November 8, 2023. A voluntary prepayment of $10.0 million in June of 2017 was designated as applying to the next regularly-scheduled payments. This designation provides an opportunity to defer principal payments on the term loan, at our option, until March 31, 2018. There are mandatory prepayments for proceeds of new debt, sale of significant assets or subsidiaries, and excess cash flow as those terms are defined in the agreement. Incremental term loans of up to $125.0 million are available if certain financial ratios and other conditions are met.
Under the Term Loan agreement, we can elect to base the interest rate on various base rates plus specific spreads. The interest rate as of August 26, 2017, before consideration of the hedge, was 5.7%.
The Term Loan agreement and the ABL agreement both contain various financial covenants. As of August 26, 2017, we are in compliance with all financial covenants of the Credit Agreement.
The ABL and Term Loan are guaranteed by Winnebago Industries, Inc. and all material direct and indirect domestic subsidiaries, and are secured by a security interest in substantially all of our assets, except minor excluded assets.
As of August 26, 2017, $9.4 million of debt issuance costs, net of amortization of $1.6 million, were recorded as a direct deduction from long-term debt, $1.4 million from the current portion and $8.0 million from the long-term portion. Unamortized debt issuance costs of $0.1 million related to the prior Amended Credit Agreement were expensed in the three months ended November 26, 2016.
Aggregate contractual maturities of debt in future fiscal years, are as follows:

(In thousands)		Amount
Year:	2018	$4,250
	2019	15,000
	2020	15,000
	2021	15,000
	2022	15,000
	2023	15,000
	2024	204,750
	Total debt	$284,000

Note 9: Employee and Retiree Benefits
Postretirement health care and deferred compensation benefits are as follows:

(In thousands)	August 26, 2017	August 27, 2016
Postretirement health care benefit cost	$—	$6,346
Non-qualified deferred compensation	16,476	18,003
Executive share option plan liability	1,498	3,341
SERP benefit liability	2,534	2,681
Executive deferred compensation	447	389
Officer stock-based compensation	1,664	763
Total postretirement health care and deferred compensation benefits	22,619	31,523
Less current portion(1)	(3,349)	(4,574)
Long-term postretirement health care and deferred compensation benefits	$19,270	$26,949

(1)	Included in Accrued compensation in the Consolidated Balance Sheets

Postretirement Health Care Benefits
Historically, we provided certain health care and other benefits for retired employees hired before April 1, 2001, who had fulfilled eligibility requirements at age 55 with 15 years of continuous service. We used a September 1 measurement date for this plan and our postretirement health care plan was not funded.

In Fiscal 2005, through a plan amendment, we established dollar caps on the amount that we paid for postretirement health care benefits per retiree on an annual basis so that we were not exposed to continued medical inflation. Retirees were required to pay a monthly premium in excess of the employer dollar caps for medical coverage based on years of service and age at retirement. Each year from 2012 to 2015, the employer established dollar caps were reduced by 10% through plan amendments. In Fiscal 2016, postretirement health care benefits were discontinued for retirees age 65 and over.  The plan amendment also included a 10% reduction in employer paid premiums for retirees under age 65. On October 26, 2016, we announced the termination of the remaining postretirement health care benefits to all participants. Beginning January 1, 2017, postretirement health care benefits were discontinued for retirees under age 65. As a result of these amendments, our liability for postretirement health care was reduced as presented in the following table.

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

Based on actuarial evaluations, the discount rate used in determining the accumulated postretirement benefit obligation was 2.73% at August 27, 2016, which increased the benefit obligation by $0.9 million at August 27, 2016. There was no actuarial evaluation in Fiscal 2017 due to the termination of postretirement health care benefits.
Changes in our postretirement health care liability were as follows:

(In thousands)	August 26, 2017	August 27, 2016
Balance at beginning of year	$6,346	$34,535
Interest cost	29	327
Service cost	16	108
Net benefits paid	(53)	(878)
Actuarial loss	—	850
Plan amendment	(6,338)	(28,596)
Balance at end of year	$—	$6,346

Net periodic postretirement benefit income for the past three fiscal years consisted of the following components:

	Year Ended
(In thousands)	August 26, 2017	August 27, 2016	August 29, 2015
Interest cost	$29	$327	$1,382
Service cost	16	108	427
Amortization of prior service benefit	(40,444)	(7,736)	(5,538)
Amortization of net actuarial loss	15,648	1,612	1,465
Net periodic postretirement benefit income	$(24,751)	$(5,689)	$(2,264)

For accounting purposes, we recognized net periodic postretirement income as presented in the previous table, due to the amortization of prior service benefit associated with the establishment of caps on the employer portion of benefits in Fiscal 2005 and the plan amendments made over the past five years.

Amounts not yet recognized in net periodic benefit cost and included in accumulated other comprehensive income (before taxes) are as follows:

(In thousands)	August 26, 2017	August 27, 2016
Prior service credit	$—	$(34,139)
Net actuarial loss	—	15,648
Accumulated other comprehensive income	$—	$(18,491)

Deferred Compensation Benefits
Non-Qualified Deferred Compensation Program (1981)
We have a Non-Qualified Deferred Compensation Program which permitted key employees to annually elect to defer a portion of their compensation until their retirement. The plan has been closed to any additional deferrals since January 2001. The retirement benefit to be provided is based upon the amount of compensation deferred and the age of the individual at the time of the contracted deferral. An individual generally vests at age 55 and 5 years of participation under the plan. For deferrals prior to December 1992, vesting occurs at the later of age 55 and 5 years of service from first deferral or 20 years of service. Deferred compensation expense was $1.2 million, $1.3 million and $1.3 million in Fiscal 2017, 2016 and 2015, respectively. Total deferred compensation liabilities were $16.5 million and $18.0 million at August 26, 2017 and August 27, 2016, respectively.

Supplemental Executive Retirement Plan (SERP)
The primary purpose of this plan was to provide our officers and managers with supplemental retirement income for a period of 15 years after retirement. We have not offered this plan on a continuing basis to members of management since 1998. The plan was funded with individual whole life insurance policies (Split Dollar Program) owned by the named insured officer or manager. We initially paid the life insurance premiums on the life of the individual and the individual would receive life insurance and supplemental cash payment during the 15 years following retirement. In October 2008, the plan was amended as a result of changes in the tax and accounting regulations and rising administrative costs. Under the redesigned SERP, the underlying life insurance policies previously owned by the insured individual became COLI by a release of all interests by the participant and assignment to us as a prerequisite to participation in the SERP and transition from the Split Dollar Program. Total SERP liabilities were $2.5 million and $2.7 million at August 26, 2017 and August 27, 2016, respectively. This program remains closed to new employee participation.

To assist in funding the deferred compensation and SERP liabilities, we have invested in COLI policies. The cash surrender value of these policies is presented as investment in life insurance in the accompanying balance sheets and consists of the following:

(In thousands)	August 26, 2017	August 27, 2016
Cash value	$62,824	$60,263
Borrowings	(35,406)	(33,771)
Investment in life insurance	$27,418	$26,492

Non-Qualified Share Option Program (2001)
The Non-Qualified Share Option Program permitted participants in the Executive Share Option Plan (the "Executive Plan") to choose to defer a portion of their salary or other eligible compensation in the form of options to purchase selected securities, primarily equity-based mutual funds. These assets are treated as trading securities and are recorded at fair value. The Executive Plan has been closed to any additional deferrals since January 2005. The Executive Plan assets related to those options that will expire within a year are included in prepaid expenses and other assets in the accompanying balance sheets. The remaining assets are included in other assets. Total assets on August 26, 2017 and August 27, 2016 were $1.6 million and $3.7 million, respectively, and the liabilities were $1.5 million and $3.3 million, respectively. The difference between the asset and liability balances represents the additional 25% we contributed at the time of the initial deferrals to aid in potential additional earnings to the participant. This contribution is required to be paid back to us when the option is exercised. A participant may exercise his or her options per the plan document, but there is a requirement that after these dollars have been invested for 15 years the participant is required to exercise such option.

Executive Deferred Compensation Plan (2007)
In December 2006, we adopted the Winnebago Industries, Inc. Executive Deferred Compensation Plan (the "Executive Deferred Compensation Plan"). Under the Executive Deferred Compensation Plan, corporate officers and certain key employees may annually choose to defer up to 50% of their salary and up to 100% of their cash incentive awards. The assets are presented as Other assets and the liabilities are presented as Deferred compensation benefits and postretirement health care benefits in the accompanying balance sheets. Such assets on August 26, 2017 and August 27, 2016 were $0.4 million and $0.4 million, respectively, and liabilities were $0.4 million and $0.4 million, respectively.
Profit Sharing Plan
We have a qualified profit sharing and contributory 401(k) plan for eligible employees. The plan provides quarterly discretionary matching cash contributions as approved by our Board of Directors. Contributions to the plan for Fiscal 2017, 2016 and 2015 were $1.6 million, $1.5 million and $1.2 million, respectively.

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
Our repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 18 months, provide that our liability will be the lesser of remaining principal owed by the dealer to the lending institution, or dealer invoice less periodic reductions based on the time since the date of the original invoice. In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of RVs to repurchase current inventory if a dealership exits the business. Our total contingent liability on all repurchase agreements was approximately $713.1 million and $417.2 million at August 26, 2017 and August 27, 2016, respectively, with the increase attributed primarily to Grand Design.
Our risk of loss related to these repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on the repurchase exposure as previously described and our historical loss experience, we established an associated loss reserve. Our accrued losses on repurchases were $0.7 million as of August 26, 2017 and $0.9 million as of August 27, 2016 and are included in Accrued expenses - Other on the Consolidated Balance Sheets. Repurchase risk is affected by the credit worthiness of our dealer network and we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to establish the loss reserve for repurchase commitments.
A summary of the activity for the fiscal years stated for repurchased units is as follows:

(Dollars in thousands)	Fiscal 2017	Fiscal 2016	Fiscal 2015 (1)
Inventory repurchased:
Units	14	29	62
Dollars	$408	$1,605	$7,472
Inventory resold:
Units	15	28	62
Cash collected	$393	$1,510	$6,409
Loss recognized	$44	$95	$1,063
Units in ending inventory	—	1	1
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
Lease Commitments
As part of our acquisition of Grand Design, we acquired leases to two properties which hold Grand Design’s current principal facilities, and facilities under construction for expansion. The lessor under these leases is an Indiana limited liability company, Three Oaks, LLC, owned by three of Grand Design's selling equity holders. One of the selling equity holders, Mr. Don Clark, has assumed the position of Vice President for Winnebago and is the President of Grand Design. Upon joining our company, Mr. Clark has agreed that as long as he is an employee of Grand Design, he has relinquished his voting rights in Three Oaks, LLC while retaining all other economic rights in Three Oaks, LLC.

We have operating leases for certain land, buildings and equipment. Lease expense was $2.9 million for Fiscal 2017, $0.6 million for Fiscal 2016 and $0.9 million for Fiscal 2015.

Our future lease commitments included the following related party and non-related party leases:

(In thousands)		Related Party Amount	Non-related Party Amount	Total
Year Ended:	2018	$1,897	$643	$2,540
	2019	1,800	623	2,423
	2020	1,800	556	2,356
	2021	1,800	551	2,351
	2022	1,800	770	2,570
	Thereafter	$6,574	$228	$6,802
	Total	$15,671	$3,371	$19,042

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
Stock Options and Share Awards
The term of any options granted under the Plan may not exceed ten years from the date of the grant. Stock options are granted at the closing market price on the date of grant. Options issued to key employees generally vest over a three-year period in equal annual installments, beginning one year after the date of grant, with immediate vesting upon a change of control (as defined in the Plan), if earlier. Historically, options issued to directors vested six months after grant.
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
Annual Incentive Plans
For Fiscal 2015 and Fiscal 2016, the Human Resources Committee of our Board of Directors established annual incentive plans for the officers that were to be paid in 2/3 cash and 1/3 restricted stock (stock must be held for one year from date of grant except for shares we agree to repurchase in lieu of executives' payment of payroll taxes). The Fiscal 2017 Annual Incentive Plan was paid out entirely in cash.
The following table shows the amount accrued each fiscal year for stock-based compensation under the annual incentive plan. The Human Resources Committee of the Board of Directors approved the awards of restricted stock to the officers on the dates shown.

	August 26, 2017	August 27, 2016	August 29, 2015
Annual incentive accrual (in thousands)	$3,037	$1,467	$454
Date of award	—	10/11/2016	10/13/2015
Stock-based portion of annual incentive accrual (in thousands)	$—	$489	$157
Restricted shares awarded	—	17,532	7,914

Long-Term Incentive Plans
For Fiscal 2015, Fiscal 2016 and Fiscal 2017, the Human Resources Committee of our Board of Directors established three different three-year incentive compensation plans (Officers Long-Term Incentive Plan Fiscal 2013-2015, 2014-2016 and 2015-2017) to serve as an incentive to our senior management team to achieve certain ROE targets. If the ROE target is met, restricted stock will be awarded subsequent to the end of each three year period with a one-year restriction on sale upon award (except for shares we agree to repurchase in lieu of executives' payment of payroll taxes). In the event that we do not achieve the required ROE targets, no restricted stock will be granted. If it becomes probable that certain of the ROE performance targets will be achieved, the corresponding estimated cost of the grant will be recorded as stock-based compensation expense over the performance period. The probability of reaching the targets is evaluated each reporting period. If it becomes probable that certain of the target performance levels will be achieved, a cumulative adjustment will be recorded and future stock-based-compensation expense will increase based on the then projected performance levels. If we later determine that it is not probable that the minimum ROE performance threshold for the grants will be met, no further stock-based compensation cost will be recognized and any previously recognized stock-based compensation cost related to these plans will be reversed.

The following table shows the amount accrued each fiscal year for stock-based compensation as a result of ROE targets being met. The Human Resources Committee of the Board of Directors approved the awards of restricted stock to the officers on the dates shown.

	August 26, 2017	August 27, 2016	August 29, 2015
LTIP accrual (in thousands)	$86	$318	$360
LTIP plan year	2015-2017	2014-2016	2013-2015
Date of award	10/18/2017	10/11/2016	10/13/2015
Restricted shares awarded	1,939	11,419	18,156

Director's Deferred Compensation Plan
Non-employee directors may elect to defer all or part of their annual retainer into a deferred compensation plan. The plan allows them to defer into either money units or stock units and is more fully described in the Proxy Statement. For the directors who elected to defer during Fiscal 2017, 4,588 stock units were created. The aggregate intrinsic value of the stock units outstanding as of August 26, 2017 was $1.7 million with 49,729 stock units outstanding.
Stock-Based Compensation
Total stock-based compensation expense for the past three fiscal years consisted of the following components:

	Year Ended
(In thousands)	August 26, 2017	August 27, 2016	August 29, 2015
Share awards:
Performance-based annual plan employee award expense	$—	$489	$157
Performance-based LTIP employee award expense	69	318	360
Time-based employee award expense	1,965	1,583	2,060
Time-based directors award expense	641	743	412
Directors stock unit expense	138	149	108
Stock options	164	11	—
Total stock-based compensation	$2,977	$3,293	$3,097

Stock Options
A summary of stock option activity for Fiscal 2017, 2016 and 2015 is as follows:

	Year Ended
	August 26, 2017		August 27, 2016		August 29, 2015
	Shares	Wtd. Avg. Exercise Price/Share	Shares	Wtd. Avg. Exercise Price/Share	Shares	Wtd. Avg. Exercise Price/Share
Outstanding at beginning of year	10,000	$16.67	167,394	$28.30	457,421	$30.38
Options granted	63,800	29.92	10,000	16.67	—	—
Options exercised	—	—	—	—	—	—
Options cancelled	(8,000)	27.89	(167,394)	28.30	(290,027)	31.58
Outstanding at end of year	65,800	$28.15	10,000	$16.67	167,394	$28.30

Exercisable at end of year	3,333	$16.67	—	$—	167,394	$28.30
Vested and expected to vest at end of year	65,800	$28.15	10,000	$16.67	167,394	$28.30

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average valuation assumptions:

Valuation Assumptions(1)	Fiscal 2017	Fiscal 2016
Expected dividend yield	1.35%	2.40%
Risk-free interest rate (2)	1.47%	1.49%
Expected life (in years) (3)	5	5
Expected volatility (4)	39.34%	43.52%
Weighted average fair value of options granted	$9.58	$5.31
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

The weighted average remaining contractual life for options outstanding at August 26, 2017 was 9.1 years. Aggregate intrinsic value for options outstanding at August 26, 2017 was $0.4 million. As of August 26, 2017, there was $0.4 million of unrecognized compensation expense related to option awards that is expected to be recognized over a weighted average period of 2.2 years.

On October 18, 2017 the Board of Directors granted 72,710 stock options to our officers.
Share Awards
A summary of share award activity for Fiscal 2017, 2016 and 2015 is as follows:

	Year Ended
	August 26, 2017		August 27, 2016		August 29, 2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of year	283,881	$20.45	163,420	$20.83	198,523	$18.98
Granted	156,801	28.13	240,270	19.72	165,624	21.70
Vested	(159,979)	22.66	(110,283)	19.44	(198,693)	19.71
Cancelled	(36,934)	22.61	(9,526)	20.28	(2,034)	20.58
End of year	243,769	$23.61	283,881	$20.45	163,420	$20.83

The aggregate intrinsic value of awards outstanding at August 26, 2017 was $8.4 million.
As of August 26, 2017, there was $3.0 million of unrecognized compensation expense related to restricted stock awards that is expected to be recognized over a weighted average period of 1.8 years. The total fair value of awards vested during Fiscal 2017, 2016 and 2015 was $4.9 million, $2.2 million and $4.2 million, respectively.

On October 18, 2017 the Board of Directors granted awards of 47,680 shares of our restricted common stock under the Plan valued at $2.1 million to our key management group (approximately 75 employees). The Board of Directors also granted 14,980 shares of our restricted common stock valued at $0.7 million to the non-management members of the Board.

The value of the restricted stock is based on the closing price of our common stock on the date of grant, which was $44.40. The fair value of this award to employees is amortized on a straight-line basis over the requisite service period of three years. Estimated non-cash stock compensation expense based on this restricted stock grant will be approximately $1.0 million for Fiscal 2018.

Note 12: Income Taxes
Income tax expense consisted of the following:

	Year Ended
(In thousands)	August 26, 2017	August 27, 2016	August 29, 2015
Current
Federal	$33,125	$14,293	$15,406
State	2,937	1,685	1,124
Total	36,062	15,978	16,530
Deferred
Federal	926	4,280	1,486
State	281	444	308
Total	1,207	4,724	1,794
Income Tax Expense	$37,269	$20,702	$18,324

The following table provides a reconciliation of the US statutory income tax rate to our effective income tax rate:

	Year Ended
(A percentage)	August 26, 2017	August 27, 2016	August 29, 2015
US federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.8%	2.5%	2.4%
Tax-free and dividend income	(0.7)%	(1.3)%	(1.3)%
Income tax credits	(0.6)%	(1.1)%	(0.3)%
Domestic production activities deduction	(2.4)%	(2.5)%	(3.7)%
Other items	0.8%	(1.3)%	(0.8)%
Uncertain tax positions settlements and adjustments	(0.6)%	—%	(0.5)%
Effective tax provision rate	34.3%	31.3%	30.8%

The tax effects of temporary differences that give rise to deferred income taxes were as follows:

(In thousands)	August 26, 2017	August 27, 2016
Deferred income tax asset (liability)
Deferred compensation	$9,135	$9,609
Warranty reserves	11,675	4,729
Postretirement health care benefits	—	2,262
Self-insurance reserve	1,967	2,214
Accrued vacation	2,142	2,006
Stock based compensation	943	1,030
Unrecognized tax benefit	437	698
Other (1)	2,072	1,785
Total deferred tax assets	28,371	24,333
Inventory	(1,919)	(1,930)
Intangibles	(7,455)	—
Depreciation	(6,261)	(3,650)
Total deferred tax liabilities	(15,635)	(5,580)
Total deferred income tax assets, net of deferred tax liabilities	$12,736	$18,753

(1)
At August 26, 2017, Other includes $46,000 related to state NOLs that will begin to expire in Fiscal 2021. We have evaluated all the positive and negative evidence and consider it more likely than not that these carryforwards can be realized.

Unrecognized Tax Benefits
Changes in the unrecognized tax benefits are as follows:

(In thousands)	August 26, 2017	August 27, 2016	August 29, 2015
Unrecognized tax benefits - beginning balance	$1,710	$1,589	$1,709
Gross decreases - tax positions in a prior period	(536)	(355)	(568)
Gross increases - current period tax positions	21	476	448
Unrecognized tax benefits - ending balance	1,195	1,710	1,589
Accrued interest and penalties	411	751	922
Total unrecognized tax benefits	$1,606	$2,461	$2,511

The amount of unrecognized tax benefits is not expected to change materially within the next 12 months.
If the remaining uncertain tax positions are ultimately resolved favorably, $1.5 million of unrecognized tax benefits would have a favorable impact on our effective tax rate. It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits into tax expense.
We file a US federal tax return and various state tax returns. Although certain years are no longer subject to examinations by the various taxing authorities, NOL carryforwards generated in those years may be adjusted upon examination by the taxing authorities if the NOL carryforwards are utilized in a future period. As of August 26, 2017, our federal returns from Fiscal 2014 to present are subject to review by the IRS. With limited exception, state returns from Fiscal 2013 to present continue to be subject to review by state taxing jurisdictions. Several years may lapse before an uncertain tax position is audited and finally resolved and it is difficult to predict the outcome of such audits.
Note 13: Earnings Per Share
The following table reflects the calculation of basic and diluted income per share for the past three fiscal years:

	Year Ended
(In thousands, except per share data)	August 26, 2017	August 27, 2016	August 29, 2015
Income per share - basic
Net income	$71,330	$45,496	$41,210
Weighted average shares outstanding	30,648	26,925	26,941
Net income per share - basic	$2.33	$1.69	$1.53

Income per share - assuming dilution
Net income	$71,330	$45,496	$41,210
Weighted average shares outstanding	30,648	26,925	26,941
Dilutive impact of awards and options outstanding	118	108	110
Weighted average shares and potential dilutive shares outstanding	30,766	27,033	27,051
Net income per share - assuming dilution	$2.32	$1.68	$1.52

The computation of weighted average shares and potential dilutive shares outstanding excludes the effect of options to purchase 55,800, 10,000 and 167,394 shares of common stock for the fiscal years ended August 26, 2017, August 27, 2016 and August 29, 2015, respectively. These amounts were not included in the computation of diluted income per share because they are considered anti-dilutive under the treasury stock method per ASC 260, Earnings Per Share.

Note 14: Interim Financial Information (Unaudited)

Fiscal 2017	Quarter Ended
(In thousands, except per share data)	November 26, 2016	February 25, 2017	May 27, 2017	August 26, 2017
Net revenues	$245,308	$370,510	$476,364	$454,936
Gross profit	28,875	49,316	70,804	73,582
Operating income	18,399	28,376	34,860	43,471
Net income	11,738	15,278	19,391	24,923
Net income per share (basic)(1)	0.42	0.48	0.61	0.79
Net income per share (diluted)(1)	0.42	0.48	0.61	0.79
(1) The sum of the quarterly amounts will not equal the YTD amount due primarily to the stock issuance during Fiscal 2017

Fiscal 2016	Quarter Ended
(In thousands, except per share data)	November 28, 2015	February 27, 2016	May 28, 2016	August 27, 2016
Net revenues	$214,223	$225,672	$272,077	$263,254
Gross profit	25,249	25,276	30,257	31,867
Operating income	12,759	13,503	20,593	18,886
Net income	8,558	9,354	14,438	13,146
Net income per share (basic)	0.32	0.35	0.54	0.49
Net income per share (diluted)	0.32	0.35	0.53	0.49
Note 15: Comprehensive Income

Changes in AOCI by component, net of tax, were:

	Year Ended
	August 26, 2017			August 27, 2016
(In thousands)	Defined Benefit Pension Items	Interest Rate Swap	Total	Defined Benefit Pension Items	Interest Rate Swap	Total
Balance at beginning of year	$10,975	$—	$10,975	$(2,274)	$—	$(2,274)

OCI before reclassifications	3,846	(514)	3,332	17,027	—	17,027
Amounts reclassified from AOCI	(15,330)	—	(15,330)	(3,778)	—	(3,778)
Net current-period OCI	(11,484)	(514)	(11,998)	13,249	—	13,249

Balance at end of year	$(509)	$(514)	$(1,023)	$10,975	$—	$10,975

Reclassifications out of AOCI in net periodic benefit costs, net of tax, were:

		Year Ended
(In thousands)	Location on Consolidated Statements of Income and Comprehensive Income	August 26, 2017	August 27, 2016
Amortization of prior service credit	Cost of goods sold	$(25,035)	$(4,788)
Amortization of net actuarial loss	Cost of goods sold	9,705	1,010
Total reclassifications		$(15,330)	$(3,778)

Note 16: Subsequent Events

Issues of stock options and restricted common stock
On October 17, 2017 the Human Resources Committee of our Board of Directors issued stock options and shares of restricted common stock, which is further discussed in Note 11.

Dividend
On October 18, 2017 our Board of Directors declared a cash dividend of $0.10 per outstanding share of common stock. The dividend will be paid on November 29, 2017 to all shareholders of record at the close of business on November 15, 2017.

Share Repurchase Authorization
On October 18, 2017 our Board of Directors authorized a share repurchase program in the amount of $70 million, which is approximately 5% of our market capitalization as of October 18, 2017.

Employee stock purchase plan
On October 18, 2017 our Board of Directors adopted the Winnebago Industries, Inc. Employee Stock Purchase Plan (the "ESPP") subject to approval by the shareholders at our annual meeting on December 12, 2017.

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
Evaluation of Internal Control Over Financial Reporting
Management's report on internal control over financial reporting as of August 26, 2017 is included within Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference. The report of Deloitte & Touche LLP on the effectiveness of internal control over financial reporting is included within Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
During the first quarter of Fiscal 2017, we completed the acquisition of Grand Design RV, LLC which represents a material change in internal control over financial reporting. Our report on our internal control over financial reporting in this Annual Report on Form 10-K for the year ending August 26, 2017 excludes the acquired Grand Design subsidiaries. Exclusion in the year of acquisition is customary to allow management sufficient time to evaluate and integrate our internal control over financial reporting. Other than the foregoing, there have been no changes in our internal control over financial reporting identified in connection with the evaluation reported in Item 8 of this Annual Report on Form 10-K that occurred in the fiscal year ended August 26, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are implementing an ERP system which is expected to improve the efficiency of certain financial and related transaction processes. The implementation of an ERP system will likely affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness.  As we have completed implementation of certain phases of the ERP, internal controls over financial reporting have been tested for effectiveness with respect to the scope of the phase completed.  We concluded, as part of our evaluation described in the above paragraphs, that the implementation of ERP in these circumstances has not materially affected our internal control over financial reporting. The implementation is continuing in a phased approach and will continue to be evaluated for effect on our internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Reference is made to the table entitled "Executive Officers of the Registrant" in Part I of this report and to the information included under the captions "Board of Directors, Committees of the Board and Corporate Governance", "Section 16(a) Beneficial Ownership Reporting Compliance", "Election of Directors" and "Fiscal Year 2018 Shareholder Proposals" in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 12, 2017, which information is incorporated by reference herein.

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

Item 11. Executive Compensation
Reference is made to the information included under the captions "Director Compensation" and "Executive Compensation" in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 12, 2017, which information is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Reference is made to the table entitled "Equity Compensation Plan Information" in Part II of this report and to the share ownership information included under the caption "Voting Securities and Principal Holders Thereof" in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 12, 2017, which information is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Reference is made to the information included under the caption "Board of Directors, Committees of the Board and Corporate Governance" in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 12, 2017, which information is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services
Reference is made to the information included under the caption "Independent Registered Public Accountants Fees and Services" in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 12, 2017 which information is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1.	Our consolidated financial statements are included in Item 8 and an index to financial statements appears on page 29 of this report.

2.	Financial Statement Schedules: Winnebago Industries, Inc. and Subsidiaries
All schedules are omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto.

3.	Exhibit Index

Exhibit Number and Description

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
Winnebago Industries, Inc. Officers' Long-Term Incentive Plan, fiscal three-year period 2018, 2019 and 2020 previously filed with the Registrant's Current Report on Form 8-K dated October 20, 2017 (Commission File Number 001-06403) and incorporated by reference herein.*

10l.
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
Executive Change of Control Agreement between Winnebago Industries, Inc. and Ashis Bhattacharya previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 27, 2016 (Commission File Number 001-06403) and incorporated by reference herein.*

10q.
Executive Change of Control Agreement between Winnebago Industries, Inc. and Brian Hazelton previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 27, 2016 (Commission File Number 001-06403) and incorporated by reference herein.*

10r.
Executive Change of Control Agreement between Winnebago Industries, Inc. and Chris West previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 27, 2016 (Commission File Number 001-06403) and incorporated by reference herein.*

10s.
Separation Agreement between Winnebago Industries, Inc. and Sarah N. Nielsen previously filed with the Registrant's Annual Report on Form 8-K dated June 19, 2017 (Commission File Number 001-06403) and incorporated by reference herein.*

10t.
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
Winnebago Industries, Inc. Officers' Incentive Compensation Plan for Fiscal 2018 previously filed with the Registrant's Current Report on Form 8-K dated October 20, 2017 (Commission File Number 001-06403) and incorporate by reference herein.*

10y.
Winnebago Industries, Inc. Credit Agreement with GECC (later acquired by Wells Fargo Capital Finance) previously filed with the Registrant's Current Report on Form 8-K dated October 31, 2012 and amended on Form 8-K dated May 28, 2014 (Commission File Number 001-06403) and incorporated by reference herein.

10z.	Winnebago Industries, Inc. Registration Statement previously filed on Form S-3 on April 8, 2016 (Commission File Number 333-210659) and incorporated by reference herein.

10aa.	Winnebago Industries, Inc. Registration Statement previously filed on Form S-3 on January 20, 2017 (Commission File Number 333-215641) and incorporated by reference herein.

10ab.	Winnebago Industries, Inc. Registration Statement previously filed on Form S-8 on March 28, 2014 (Commission File Number 333-194854) and incorporated by reference herein.

10ac.
Non-competition, Non-solicitation and Confidentiality Agreement by and among Octavius Corporation, Winnebago Industries, Inc., Grand Design RV, LLC, RDB III, Inc., Ronald Fenech, Donald Clark and William Fenech previously filed with the Registrant's Current Report on Form 8-K dated October 5, 2016 (Commission File Number 001-06403) and incorporated by reference herein.

10ad.
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

10ak.
Employment Agreement by and between Grand Design RV, LLC and Donald Clark previously filed with the Registrant's Current Report on Form 8-K dated October 5, 2016 including Exhibit A, Executive Change of Control Agreement between Winnebago Industries, Inc. and Donald Clark (Commission File Number 001-06403) and incorporated by reference herein.

10al.
Commitment Letter between Winnebago Industries, Inc. and JPMorgan Chase Bank, N.A. previously filed with the Registrant's Current Report on Form 8-K dated October 5, 2016 (Commission File Number 001-06403) and incorporated by reference herein.

10am.
Loan Agreement by and among Winnebago Industries, Inc., Octavius Corporation and JPMorgan Chase Bank, N.A. previously filed as Exhibit 99.2 with the Registrant's Current Report on Form 8-K dated November 14, 2016 (Commission File Number 001-06403) and incorporated by reference herein.

10an.
Credit Agreement by and among Winnebago Industries, Inc., Winnebago of Indiana, LLC, Grand Design RV, LLC and JPMorgan Chase Bank, N.A. previously filed as Exhibit 99.3 with the Registrant's Current Report on Form 8-K dated November 14, 2016 (Commission File Number 001-06403) and incorporated by reference herein.

10ao.
Intercreditor Agreement by and among Winnebago Industries, Inc., Winnebago of Indiana, LLC, Grand Design RV, LLC, Octavius Corporation and JPMorgan Chase Bank, N.A. previously filed as Exhibit 99.4 with the Registrant's Current Report on Form 8-K dated November 14, 2016 (Commission File Number 001-06403) and incorporated by reference herein.

10ap.
Underwriting Agreement by and between Winnebago Industries, Inc. and Summit Partners Growth Equity Fund VIII-A, L.P.,Summit Partners Growth Equity Fund VIII-B, L.P., Summit Partners Entrepreneur Advisors Fund I, L.P., Summit Investors I, LLC, Summit Investors I (UK), L.P., and SP GE VIII-B GD RV Holdings, L.P. previously filed with the Registrant's Current Report on Form 8-K dated April 11, 2017 (Commission File Number 001-06403) and incorporated by reference herein.

14.1
Winnebago Industries, Inc. Code of Ethics for CEO and Senior Financial Officers previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 30, 2003 (Commission File Number 001-06403) and incorporated by reference herein.

21.	List of Subsidiaries.

23.	Consent of Independent Registered Accounting Firm.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 20, 2017.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 20, 2017.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated October 20, 2017.

32.2	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated October 20, 2017.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Management contract or compensation plan or arrangement.
**Attached as Exhibit 101 to this report are the following financial statements from our Annual Report on Form 10-K for the year ended August 26, 2017 formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements Stockholders' Equity, (iv) the Consolidated Statement of Cash Flows, and (v) related notes to these financial statements. Such exhibits are deemed furnished and not filed pursuant to Rule 406T of Regulation S-T.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.

By	/s/ Michael J. Happe
Michael J. Happe

President, Chief Executive Officer
(Principal Executive Officer)
Date: October 20, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on, October 20, 2017, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Capacity

/s/ Michael J. Happe
Michael J. Happe	President, Chief Executive Officer (Principal Executive Officer)

/s/ Bryan L. Hughes
Bryan L. Hughes	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Christopher J. Braun
Christopher J. Braun	Director

/s/ Robert M. Chiusano
Robert M. Chiusano	Director

/s/ William C. Fisher
William C. Fisher	Director

/s/ David W. Miles
David W. Miles	Director

/s/ Richard D. Moss
Richard D. Moss	Director

/s/ John M. Murabito
John M. Murabito	Director

/s/ Martha T. Rodamaker
Martha T. Rodamaker	Director

/s/ Mark T. Schroepfer
Mark T. Schroepfer	Director

.

BOARD OF DIRECTORS
Michael J. Happe (46)
President, Chief Executive Officer
Winnebago Industries, Inc.

Christopher J. Braun (57) 1, 2
Former Chief Executive Officer
Teton Buildings

Robert M. Chiusano (66)** 2, 4
Chairman of the Board
Winnebago Industries, Inc.
Former Executive Vice President and Chief
     Operating Officer - Commercial Systems
Rockwell Collins, Inc.

William C. Fisher (63) 1, 2*,
Former Vice President and Chief Information
     Officer
Polaris Industries, Inc.

David W. Miles (60) 3, 4*
Chairman and Principal Owner
Miles Capital, Inc.

Richard D. Moss (58) 1, 4
Former Chief Financial Officer
Hanesbrands, Inc.

John M. Murabito (58) 2, 3
Executive Vice President and Chief Human
    Resources Officer
Cigna Corporation

Martha T. Rodamaker (55) 3*, 4
President and Chief Executive Officer
First Citizens National Bank

Mark T. Schroepfer (70) 1*, 3
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

Board Committee/Members 1. Audit 2. Human Resources 3. Nominating and Governance 4. Finance * Committee Chairman ** Chair of Board
All news releases issued by us, reports filed by us with the Securities and Exchange Commission (including exhibits) and information on our Corporate Governance Policies and Procedures may also be viewed at the Winnebago Industries' website: http://wgo.net/investor.html. Information contained on Winnebago Industries' website is not incorporated into this Annual Report or other securities filings.

OFFICERS
Michael J. Happe (46)
President, Chief Executive Officer

Ashis N. Bhattacharya (54)
Vice President, Strategic Planning and
   Development

Donald J. Clark (57)
CEO & President, Grand Design RV

S. Scott Degnan (52)
Vice President & General Manager-Towables
   Business

Scott C. Folkers (55)
Vice President, General Counsel and Secretary

Brian D. Hazelton (52)
Vice President and General Manager-
   Motorhome Business

Bryan L. Hughes (48)
Vice President, Chief Financial Officer

Jeff D. Kubacki (59)
Vice President Information Technology, Chief Information Officer

Christopher D. West (45)
Vice President, Operations

Bret A. Woodson (47)
Vice President, Administration

Number of Shareholders of Record
As of October 17, 2017, Winnebago Industries had 2,756 shareholders of record.

Dividends Paid
Quarterly cash dividends of $0.10 were paid in Fiscal 2017 and Fiscal 2016.

Shareholder Account Assistance
Transfer Agent to contact for address changes, account certificates and stock holdings:

Wells Fargo Shareowner Services
P.O. Box 64854
St. Paul, MN 55164-0854 or
1110 Centre Pointe Curve, Suite 101
Mendota Heights, MN 55120
Telephone: (800) 468-9716 or (651) 450-4064
Inquiries:
www.shareowneronline.com

Annual Meeting
The Annual Meeting of Shareholders is scheduled to be held on Tuesday, December 12, 2017 at 4:00 p.m. (CST) in Winnebago Industries' South Office Complex Theater, 605 W. Crystal Lake Road, Forest City, Iowa.

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