Form 10-Q
period 2017-11-25
WINNEBAGO INDUSTRIES INC
filed 2017-12-21
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 25, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, par value $0.50 per share, outstanding December 20, 2017 was 31,656,131.

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

ASC	Accounting Standards Codification
ASP	Average Sales Price
ASU	Accounting Standards Update
Blocker Corporation	SP GE VIII - B GD RV Blocker Corporation
Credit Agreement	Collective reference to the ABL and Term Loan
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization
EPS	Earnings Per Share
ERP	Enterprise Resource Planning
FASB	Financial Accounting Standards Board
FIFO	First In, First Out
GAAP	Generally Accepted Accounting Principles
Grand Design	Grand Design RV, LLC
IRS	Internal Revenue Service
LIFO	Last In, First Out
LIBOR	London Interbank Offered Rate
Motorized	Business segment including motorhomes and other related manufactured products
NYFRB	New York Federal Reserve Bank
NYSE	New York Stock Exchange
OCI	Other Comprehensive Income
Octavius	Octavius Corporation, a wholly-owned subsidiary of Winnebago Industries, Inc.
RV	Recreation Vehicle
RVIA	Recreation Vehicle Industry Association
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SG&A	Selling, General and Administrative Expenses
Stat Surveys	Statistical Surveys, Inc.
Term Loan	Loan Agreement dated as of November 8, 2016 among Winnebago Industries, Inc., Octavius Corporation, the other loan parties thereto and JPMorgan Chase Bank, N.A. as Administrative Agent
Towable	Business segment including products which are not motorized and are towable by another vehicle
US	United States of America
XBRL	eXtensible Business Reporting Language

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Winnebago Industries, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended
(In thousands, except per share data)	November 25, 2017	November 26, 2016
Net revenues	$450,021	$245,308
Cost of goods sold	387,190	216,433
Gross profit	62,831	28,875
SG&A:
Selling	12,134	5,870
General and administrative	17,416	9,906
Postretirement health care benefit income	—	(12,813)
Transaction costs	50	5,462
Amortization of intangible assets	2,055	2,051
Total SG&A	31,655	10,476
Operating income	31,176	18,399
Interest expense	4,781	1,128
Non-operating income	(123)	(87)
Income before income taxes	26,518	17,358
Provision for income taxes	8,560	5,620
Net income	$17,958	$11,738

Income per common share:
Basic	$0.57	$0.42
Diluted	$0.57	$0.42

Weighted average common shares outstanding:
Basic	31,614	27,836
Diluted	31,772	27,969

Dividends paid per common share	$—	$0.10

Net income	$17,958	$11,738
Other comprehensive income (loss):
Amortization of prior service credit (net of tax of $0 and $7,914)	—	(12,858)
Amortization of net actuarial loss (net of tax of $4 and $3,036)	6	4,932
Plan amendment (net of tax of $0 and $2,402)	—	3,903
Change in fair value of interest rate swap (net of tax of $387 and $0)	634	—
Total other comprehensive income (loss)	640	(4,023)
Comprehensive income	$18,598	$7,715

See notes to condensed consolidated financial statements.

Winnebago Industries, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except per share data)	November 25, 2017	August 26, 2017
Assets
Current assets:
Cash and cash equivalents	$54,468	$35,945
Receivables, less allowance for doubtful accounts ($176 and $183)	116,798	124,539
Inventories	151,787	142,265
Prepaid expenses and other assets	12,359	11,388
Total current assets	335,412	314,137
Property, plant and equipment, net	74,113	71,560
Other assets:
Goodwill	244,684	242,728
Other intangible assets, net	226,385	228,440
Investment in life insurance	27,634	27,418
Deferred income taxes	10,680	12,736
Other assets	5,942	5,493
Total assets	$924,850	$902,512

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$76,109	$79,194
Current maturities of long-term debt	2,342	2,850
Income taxes payable	13,869	7,450
Accrued expenses:
Accrued compensation	23,004	24,546
Product warranties	32,500	30,805
Self-insurance	6,157	6,122
Promotional	9,741	6,560
Accrued interest	3,065	3,128
Accrued dividend	3,187	—
Other	8,546	6,503
Total current liabilities	178,520	167,158
Non-current liabilities:
Long-term debt, less current maturities	268,421	271,726
Unrecognized tax benefits	1,634	1,606
Deferred compensation benefits, net of current portion	19,394	19,270
Other	250	1,078
Total non-current liabilities	289,699	293,680
Stockholders' equity:
Capital stock common (par value $0.50; authorized 60,000 shares, issued 51,776 shares)	25,888	25,888
Additional paid-in capital	80,040	80,401
Retained earnings	693,909	679,138
Accumulated other comprehensive loss	(383)	(1,023)
Treasury stock, at cost (20,140 and 20,183 shares)	(342,823)	(342,730)
Total stockholders' equity	456,631	441,674
Total liabilities and stockholders' equity	$924,850	$902,512

See notes to condensed consolidated financial statements.

Winnebago Industries, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(In thousands)	November 25, 2017	November 26, 2016
Operating activities:
Net income	$17,958	$11,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,130	1,580
Amortization of intangible assets	2,055	2,051
Amortization of debt issuance costs	437	78
LIFO expense	299	299
Stock-based compensation	823	821
Deferred income taxes	1,665	(1,613)
Deferred compensation expense and postretirement benefit income	303	(12,471)
Other	(206)	(271)
Change in assets and liabilities:
Inventories	(9,821)	(17,923)
Receivables, prepaid and other assets	6,739	16,080
Income taxes and unrecognized tax benefits	6,447	8,200
Accounts payable and accrued expenses	1,286	(7,977)
Postretirement and deferred compensation benefits	(657)	(742)
Net cash provided by (used in) operating activities	29,458	(150)

Investing activities:
Purchases of property and equipment	(5,357)	(3,562)
Proceeds from the sale of property	92	—
Acquisition of business, net of cash acquired	—	(394,835)
Other	(57)	901
Net cash used in investing activities	(5,322)	(397,496)

Financing activities:
Payments for repurchases of common stock	(1,363)	(1,318)
Payments of cash dividends	—	(3,185)
Payments of debt issuance costs	—	(10,758)
Borrowings on credit facility	—	353,000
Repayments of credit facility	(4,250)	—
Other	—	(92)
Net cash (used in) provided by financing activities	(5,613)	337,647

Net increase (decrease) in cash and cash equivalents	18,523	(59,999)
Cash and cash equivalents at beginning of period	35,945	85,583
Cash and cash equivalents at end of period	$54,468	$25,584

Supplemental cash flow disclosure:
Income taxes paid, net	$322	$121
Interest paid	$4,548	$—
Non-cash transactions:
Issuance of Winnebago common stock for acquisition of business	$—	$124,066
Capital expenditures in accounts payable	$379	$695
Accrued dividend	$3,187	$—
See notes to condensed consolidated financial statements.

Winnebago Industries, Inc.
Condensed Consolidated Stockholders' Statement of Equity
(Unaudited)

	Three Months Ended
(In thousands)	November 25, 2017	November 26, 2016
Common stock and paid-in capital
Balance, beginning of period	$106,289	$58,605
Issuance of common stock	(1,165)	45,419
Stock-based compensation expense	804	805
Balance, end of period	105,928	104,829

Retained earnings
Balance, beginning of period	679,138	620,546
Net income	17,958	11,738
Common stock dividends	(3,187)	(3,185)
Balance, end of period	693,909	629,099

Accumulated comprehensive income (loss)
Balance, beginning of period	(1,023)	10,975
Other comprehensive income (loss)	640	(4,023)
Balance, end of period	(383)	6,952

Treasury stock
Balance, beginning of period	(342,730)	(421,767)
Issuance of common stock	1,270	79,664
Common stock repurchased	(1,363)	(1,318)
Balance, end of period	(342,823)	(343,421)
Total stockholders' equity	$456,631	$397,459

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly our consolidated financial position as of November 25, 2017 and the consolidated results of income and comprehensive income, consolidated cash flows and consolidated statement of equity for the first three months of Fiscal 2018 and 2017. The consolidated statement of income and comprehensive income for the first three months of Fiscal 2018 is not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the fiscal year ended August 26, 2017.

Fiscal Period
We follow a 52-/53-week fiscal year, ending the last Saturday in August. Both Fiscal 2018 and Fiscal 2017 are 52-week years.

Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for the related income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016 (our Fiscal 2018), including interim periods within those annual reporting periods. We adopted this ASU in the interim quarterly reporting period ended November 25, 2017. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement resulted in $0.6 million of excess tax benefits recorded as a reduction of income tax expense for the three months ended November 25, 2017. The reduction in income tax expense also reduced the effective tax rate by 2.2% and added $0.02 to earnings per share for the quarter. Amendments related to the presentation of excess tax benefits and employee taxes paid when an employer withholds shares to meet the minimum statutory withholding requirement required no change to the statement of cash flows. There were no material impacts on the financial statements of the Company which adopted a policy of accounting for forfeitures when they occur.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), which requires inventory measured using any method other than last-in, first-out (“LIFO”) or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market. Under this ASU, subsequent measurement of inventory using the LIFO and retail inventory method is unchanged. ASU 2015-11 is effective prospectively for fiscal years beginning after December 15, 2016 (our Fiscal 2018), including interim periods within those annual reporting periods. We adopted this ASU on August 27, 2017, and there was no material impact on our financial statements.

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

Change to Accounting Policy

Reporting Segments
We have two reporting segments: (1) Motorized products and services and (2) Towable products and services. We aggregate two operating segments into the Towable reporting segment based upon their similar products, customers, distribution methods, production processes and economic characteristics. A new corporate allocation policy was adopted in the first quarter of Fiscal 2018 which identifies shared costs and allocates them to the operating segments. The cost drivers selected as the basis for allocation are the most appropriate driver for the type of cost being allocated. All corporate expenses are allocated to the operating segments.  Previous to the first quarter of Fiscal 2018, costs were not allocated and were borne by the segment in which the costs originated. See Note 3: Business Segments.

Subsequent Events

On December 8, 2017, we entered into an amendment to our Credit Agreement to reprice $260 million of Term Loan B debt. The revised interest rate is LIBOR plus 3.5%, down from the previous rate of LIBOR plus 4.5%. Prior to this repricing, $19.7 million was drawn on our ABL and the proceeds from the ABL borrowing were used to pay down our Term Loan B. Various other amendments were made to our ABL providing us with reduced borrowing costs and facility fees under the ABL. The requirement to hedge a portion of the Term Loan B floating rate interest exposure was also removed from the ABL.

On December 12, 2017 our shareholders approved a new Employee Stock Purchase Plan.

On December 13, 2017 our Board of Directors declared a cash dividend of $0.10 per share as noted in Note 11.

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
The acquisition has been accounted for in accordance with ASC 805, Business Combinations, using the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price was allocated to the net tangible and intangible assets of Grand Design acquired, based on their fair values at the date of the acquisition. The purchase price allocation was finalized during the first quarter of Fiscal 2018. The allocation of the purchase price to assets acquired and liabilities assumed is as follows:

(In thousands)	November 8, 2016
Cash	$1,748
Accounts receivable	32,834
Inventories	15,300
Prepaid expenses and other assets	3,037
Property, plant and equipment	8,998
Goodwill	243,456
Other intangible assets	253,100
Total assets acquired	558,473

Accounts payable	11,163
Accrued compensation	3,615
Product warranties	12,904
Promotional	3,976
Other	1,496
Deferred tax liabilities	4,811
Total liabilities assumed	37,965

Total purchase price	$520,508

The acquisition of 100% of the ownership interests of Grand Design occurred in two steps: (1) direct purchase of 89.34% of Grand Design member interests and (2) simultaneous acquisition of the remaining 10.66% of Grand Design member interests via the purchase of 100% of the shares of Blocker Corporation which held the remaining 10.66% of the Grand Design member interests.   We agreed to acquire Blocker Corporation as part of the Securities Purchase Agreement and we did not receive a step-up in basis for 10.66% of the Grand Design assets.  As a result, we established certain deferred tax liabilities on the opening balance sheet that relate to Blocker Corporation.

The goodwill recognized is primarily attributable to the value of the workforce, reputation of founders, customer and dealer growth opportunities and expected synergies. Key areas of cost synergies include increased purchasing power for raw materials and supply chain consolidation. Goodwill is expected to be mostly deductible for tax purposes. The goodwill resulting from the acquisition of Grand Design is included in total goodwill of $244.7 million within the Towable segment as of November 25, 2017. Goodwill was $242.7 million as of August 26, 2017. Changes made to the carrying amount of goodwill for the three months ended November 25, 2017 included adjustments to tax liabilities assumed as part of the Grand Design acquisition.

The allocation of the purchase price to the net assets acquired and liabilities assumed resulted in the recognition of intangible assets with fair value on the closing date of November 8, 2016 and amortization accumulated from the closing date through November 25, 2017 as follows:

(In thousands)	Weighted Average Life- Years	Fair Value Amount	Accumulated Amortization
Trade name	Indefinite	$148,000	$—
Dealer network	12.0	80,500	7,021
Backlog	0.5	18,000	18,000
Non-compete agreements	4.0	4,600	1,437
Leasehold interest-favorable	8.1	2,000	257
Total		253,100	$26,715
Accumulated amortization		(26,715)
Net book value of intangible assets		$226,385

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
For the three months ended November 25, 2017 and November 26, 2016, amortization of intangible assets charged to operations was $2.1 million and $2.1 million respectively. The weighted average remaining amortization period for intangible assets as of November 25, 2017 was approximately 10.8 years. Remaining estimated aggregate annual amortization expense by fiscal year is as follows:

(In thousands)	Amount
Remainder of 2018	5,799
2019	7,733
2020	7,733
2021	7,733
2022	7,106
Thereafter	42,281
Within the Towable segment, the results of Grand Design's operations have been included in our consolidated financial statements from the close of the acquisition. The following table provides net revenues and operating income (which includes amortization expense) from the Grand Design business included in our consolidated results during the three months ended November 25, 2017 and November 26, 2016 following the November 8, 2016 closing date:

	Three Months Ended
(In thousands)	November 25, 2017	November 26, 2016
Net revenues	$221,229	$25,836
Operating income	26,507	760

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

	Three Months Ended
(In thousands, except per share data)	November 25, 2017	November 26, 2016(1)
Net revenues	$450,021	$340,975
Net income	18,066	20,269
Income per share - basic	0.57	0.64
Income per share - diluted	0.57	0.64
(1) Net income and income per share include the increased benefit of $8.4 million, net of tax, associated with the termination of the postretirement health care plan in the first quarter of Fiscal 2017.

The unaudited pro forma data above includes the following significant non-recurring adjustments made to account for certain costs which would have changed if the acquisition of Grand Design had been completed on August 30, 2015:

	Three Months Ended
(In thousands)	November 25, 2017	November 26, 2016
Amortization of intangibles (1 year or less useful life)	$(122)	$(1,941)
Increase in amortization of intangibles	—	1,551
Expenses related to business combination (transaction costs) (1)	(50)	(5,519)
Interest to reflect new debt structure	—	3,672
Taxes related to the adjustments to the pro forma data and to the income of Grand Design	64	5,011
(1) Pro forma transaction costs include $0.1 million incurred by Grand Design prior to acquisition.

We incurred approximately $6.9 million of acquisition-related costs to date, of which $0.1 million and $5.5 million were expensed during the three months ended November 25, 2017 and November 26, 2016, respectively.

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

We organize our business reporting on a product basis. Each reportable segment is managed separately to better align to our customers, distribution partners and the unique market dynamics of the product groups. We aggregate two operating segments into the Towable reporting segment based upon their similar products, customers, distribution methods, production processes and economic characteristics. The accounting policies of both reportable segments are the same and described in Note 1, "Summary of Significant Accounting Policies" in our annual report on Form 10-K for the year ended August 26, 2017.

Subsequent to the acquisition of Grand Design in Fiscal 2017, management re-evaluated the manner in which corporate expenses were allocated to the reportable segments. A new corporate allocation policy was adopted in the first quarter of Fiscal 2018 which identifies shared costs and allocates them to the operating segments based on a cost driver most appropriate for the type of cost being allocated. For example, certain costs were allocated based on the financial size of the operating segment while other costs, where appropriate, were allocated based on the headcount in the operating segments since headcount was deemed the appropriate driver for those types of expenses. Prior year segment information has been restated to conform to the current reporting segment presentation. All corporate expenses were allocated to the operating segments. Assets presented by reportable segment exclude certain corporate assets which cannot reasonably be allocated to the reportable segments. These Unallocated Corporate Assets include cash and deferred tax assets.

We evaluate the performance of our reportable segments based on Adjusted EBITDA after corporate allocations. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization and other adjustments made in order to present comparable results from period to period. Examples of items excluded from Adjusted EBITDA include the postretirement health care benefit income resulting from the plan amendments over the past several years and the transaction costs related to our acquisition of Grand Design.

The following table shows information by reporting segment:

	Three Months Ended
(In thousands)	November 25, 2017	November 26, 2016
Net revenues
Motorized	$190,356	$195,125
Towable	259,665	50,183
Consolidated	$450,021	$245,308

Adjusted EBITDA
Motorized	$3,155	$11,116
Towable	32,256	3,563
Consolidated	$35,411	$14,679

Capital Expenditures
Motorized	$3,107	$2,801
Towable	2,250	761
Consolidated	$5,357	$3,562

Total Assets
Motorized	$264,506	$263,663
Towable	590,386	578,003
Unallocated Corporate Assets	69,958	41,029
Consolidated	$924,850	$882,695

Reconciliation of net income to consolidated Adjusted EBITDA:

	Three Months Ended
(In thousands)	November 25, 2017	November 26, 2016
Net income	$17,958	$11,738
Interest expense	4,781	1,128
Provision for income taxes	8,560	5,620
Depreciation	2,130	1,580
Amortization of intangible assets	2,055	2,051
EBITDA	35,484	22,117
Postretirement health care benefit income	—	(12,813)
Transaction costs	50	5,462
Non-operating income	(123)	(87)
Adjusted EBITDA	$35,411	$14,679

Note 4: Concentration Risk

During the first three months of Fiscal 2018, no dealer organization accounted for 10% or more of our consolidated revenues. One of our dealer organizations, La Mesa RV Center, Inc., accounted for 14.2% of our consolidated net revenues for the first three months of Fiscal 2017. A second dealer organization, FreedomRoads, LLC, accounted for 13.7% of our consolidated net revenues for the first three months of Fiscal 2017. These dealers declined on a relative basis due to the growth of other dealers and due to the addition of Grand Design revenue.

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

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at November 25, 2017 and August 26, 2017 according to the valuation techniques we used to determine their fair values:

		Fair Value Measurements Using Inputs Considered As
(In thousands)	Fair Value at November 25, 2017	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs
Assets that fund deferred compensation:
Domestic equity funds	$1,768	$1,728	$40	$—
International equity funds	185	167	18	—
Fixed income funds	197	108	89	—
Interest rate swap contract	370	—	370	—
Total assets (liabilities) at fair value	$2,520	$2,003	$517	$—

		Fair Value Measurements Using Inputs Considered As
(In thousands)	Fair Value at August 26, 2017	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs
Assets that fund deferred compensation:
Domestic equity funds	$1,708	$1,671	$37	$—
International equity funds	174	157	17	—
Fixed income funds	259	170	89	—
Interest rate swap contract	(828)	—	(828)	—
Total assets (liabilities) at fair value	$1,313	$1,998	$(685)	$—

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

Interest Rate Swap Contract
Under terms of our Credit Agreement (see Note 9) we were previously required to hedge a portion of the floating interest rate exposure. In accordance with this requirement, we entered into an interest swap contract on January 23, 2017, which effectively fixed our interest rate on $200.0 million of our Term Loan at 6.32%. The notional amount of the swap contract decreases to $170.0 million on December 8, 2017, $120.0 million on December 10, 2018, and $60.0 million on December 9, 2019. The swap contract expires on December 8, 2020. As discussed in subsequent events in Note 1, the requirement to hedge a portion of this interest rate exposure was removed from our Credit Agreement.

The fair value of the interest rate swap based on a Level 2 valuation was an asset of $0.4 million as of November 25, 2017. The fair value is classified as Level 2 as it is corroborated based on observable market data. This amount is included in other non-current assets on the consolidated balance sheet. The change in value in first quarter was predominately recorded to accumulated other comprehensive income on the consolidated balance sheet since the interest rate swap has been designated for hedge accounting and $0.2 million was recorded as a reduction of interest expense on the consolidated income statement consistent with the accounting guidance under ASC 815 - Derivatives and Hedging.

Assets and Liabilities that are measured at Fair Value on a Nonrecurring Basis
Our non-financial assets, which includes goodwill, intangible assets, and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, we must evaluate the non-financial asset for impairment. If an impairment did occur, the asset is required to be recorded at the estimated fair value. During the first three months of Fiscal 2018, no impairments were recorded for non-financial assets.

The carrying value of our debt as of November 25, 2017 approximates fair value as interest is at variable market rates.

Note 6: Inventories
Inventories consist of the following:

(In thousands)	November 25, 2017	August 26, 2017
Finished goods	$32,500	$16,947
Work-in-process	66,342	60,818
Raw materials	88,663	99,919
Total	187,505	177,684
LIFO reserve	(35,718)	(35,419)
Total inventories	$151,787	$142,265
The above value of inventories, before reduction for the LIFO reserve, approximates replacement cost at the respective dates. Of the $187.5 million and $177.7 million inventory at November 25, 2017 and August 26, 2017, respectively, $156.0 million and $149.8 million is valued on a LIFO basis. The remaining inventories of $31.5 million and $27.9 million at November 25, 2017 and August 26, 2017, respectively, are valued on a FIFO basis.

Note 7: Property, Plant and Equipment
Property, plant and equipment is stated at cost, net of accumulated depreciation and consists of the following:

(In thousands)	November 25, 2017	August 26, 2017
Land	$3,934	$3,914
Buildings and building improvements	76,528	73,831
Machinery and equipment	100,065	99,952
Software	19,352	17,844
Transportation	8,617	8,993
Total property, plant and equipment, gross	208,496	204,534
Less accumulated depreciation	(134,383)	(132,974)
Total property, plant and equipment, net	$74,113	$71,560

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

Changes in our product warranty liability are as follows:

	Three Months Ended
(In thousands)	November 25, 2017	November 26, 2016
Balance at beginning of period	$30,805	$12,412
Provision	9,953	3,898
Claims paid	(8,258)	(4,663)
Acquisition of Grand Design	—	12,904
Balance at end of period	$32,500	$24,551

Note 9: Long-Term Debt

The components of long-term debt are as follows:

(In thousands)	November 25, 2017	August 26, 2017
ABL	$—	$—
Term Loan	279,750	284,000
Gross Long-term debt, excluding issuance costs	279,750	284,000
Less: debt issuance cost, net	(8,987)	(9,424)
Long-term debt, net of issuance costs	270,763	274,576
Less: current maturities	(2,342)	(2,850)
Long-term debt, less current maturities	$268,421	$271,726

On November 8, 2016, we entered into a $125.0 million ABL agreement and a $300.0 million Term Loan with JPMorgan Chase.
Under the ABL agreement, we have a five year credit facility on a revolving basis, subject to availability under a borrowing base consisting of eligible accounts receivable and eligible inventory. The line is available for issuance of letters of credit to a specified limit of $10.0 million. We pay a customary commitment fee based upon the amount of the facility available but unused.
Under the agreement, we can elect to base the interest rate on various base rates plus specific spreads depending on the amount of borrowings outstanding. As of November 25, 2017 no funds were drawn on the ABL agreement other than an outstanding $0.2 million letter of credit. As discussed in Note 1: Basis of Presentation - Subsequent Events, $19.7 million was drawn on the ABL as part of an amendment to our Credit Agreement and used to prepay a portion of our Term Loan B prior to the repricing of that loan. We currently pay interest on ABL borrowings at a floating rate based upon LIBOR plus 1.25%.
Under the Term Loan agreement, we have a seven year credit facility originally repayable in quarterly installments in an aggregate amount equal to 1.0% of the original amount of the Term Loan on March 31, June 30 and September 30, 2017; 1.25% each calendar quarter end thereafter; with the balance payable on November 8, 2023. We have made voluntary prepayments towards the outstanding Term Loan B balance. These prepayments have been designated as applying to the next regularly scheduled payments. As of November 25, 2017, these designations provide an opportunity to defer principal payments on the term loan, at our option, until September 30, 2018. As noted in Note 1: Basis of Presentation - Subsequent Events, on December 8, 2017 we finalized an amendment to our Credit Agreement to reprice $260 million of Term Loan B debt. Prior to the repricing, we made an additional $19.7 million prepayment on the Term Loan B. That prepayment extended the opportunity to defer payment, at our option, until December 31, 2019. There are mandatory prepayments for proceeds of new debt, sale of significant assets or subsidiaries, and excess cash flow as those terms are defined in the agreement. Incremental term loans of up to $125.0 million are available if certain financial ratios and other conditions are met.
Under the Term Loan agreement, we can elect to base the interest rate on various base rates plus specific spreads. The interest rate as of November 25, 2017, before consideration of the hedge and prior to the amendment, was 5.7%.
The Term Loan agreement and the ABL agreement both contain various financial covenants. As of November 25, 2017, we are in compliance with all financial covenants of the Credit Agreement.
The ABL and Term Loan are guaranteed by Winnebago Industries, Inc. and all material direct and indirect domestic subsidiaries, and are secured by a security interest in substantially all of our assets, except minor excluded assets.
As of November 25, 2017, $9.0 million of debt issuance costs, net of amortization of $2.0 million, were recorded as a direct deduction from long-term debt, $1.4 million from the current portion and $7.6 million from the long-term portion. Unamortized debt issuance costs of $0.1 million related to the prior Amended Credit Agreement were expensed in the three months ended November 26, 2016.

Aggregate contractual maturities of debt in future fiscal years, are as follows as of November 25, 2017:

(In thousands)		Amount
Year:	2018	—
	2019	15,000
	2020	15,000
	2021	15,000
	2022	15,000
	2023	15,000
	2024	204,750
	Total debt	$279,750

Note 10: Employee and Retiree Benefits
Deferred compensation liabilities are as follows:

(In thousands)	November 25, 2017	August 26, 2017
Non-qualified deferred compensation	$16,093	$16,476
Executive share option plan liability	1,540	1,498
SERP benefit liability	2,549	2,534
Executive deferred compensation	470	447
Officer stock-based compensation	2,937	1,664
Total deferred compensation	23,589	22,619
Less current portion	(4,195)	(3,349)
Long-term deferred compensation	$19,394	$19,270

Postretirement Health Care Benefits
Historically, we provided certain health care and other benefits for retired employees hired before April 1, 2001, who had fulfilled eligibility requirements at age 55 with 15 years of continuous service. In Fiscal 2016, postretirement health care benefits were discontinued for retirees age 65 and over.  The plan amendment also included a 10% reduction in employer paid premiums for retirees under age 65. During the first quarter of Fiscal 2017, we announced the termination of the remaining postretirement health care benefits to all participants. Beginning January 1, 2017, postretirement health care benefits were discontinued for retirees under age 65. As a result of these amendments, our liability for postretirement health care was reduced as presented in the following table.

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

Net periodic postretirement benefit income consisted of the following components:

	Three Months Ended
(In thousands)	November 25, 2017	November 26, 2016
Interest cost	$—	$29
Service cost	—	16
Amortization of prior service benefit	—	(20,772)
Amortization of net actuarial loss	—	7,959
Net periodic postretirement benefit income	$—	$(12,768)

Payments for postretirement health care	$—	$53

Note 11: Shareholders' Equity
Stock-Based Compensation
We have a 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan (as amended, the "Plan") in place as approved by shareholders, which allows us to grant or issue non-qualified stock options, incentive stock options, share awards and other equity compensation to key employees and to non-employee directors.
On October 18, 2017 and October 11, 2016 the Human Resources Committee of the Board of Directors granted an aggregate of 62,660 and 97,600 shares, respectively, of restricted common stock to our key employees and non-employee directors under the Plan. The value of each restricted stock award is determined using the intrinsic value method which, in this case, is based on the number of shares granted and the closing price of our common stock on the date of grant.
Stock-based compensation expense was $0.8 million and $0.8 million during the first quarters of Fiscal 2018 and 2017, respectively. Compensation expense is recognized over the requisite service period of the award.
Dividends
On October 18, 2017, the Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock, which was paid on November 29, 2017 to shareholders of record at the close of business on November 15, 2017. The accrued dividend was $3.2 million on the accompanying balance sheet as of November 25, 2017.

On December 13, 2017, the Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock, payable on January 24, 2018 to shareholders of record at the close of business on January 10, 2018.

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
Our repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 18 months, provide that our liability will be the lesser of remaining principal owed by the dealer to the lending institution, or dealer invoice less periodic reductions based on the time since the date of the original invoice. In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of RVs to repurchase current inventory if a dealership exits the business. Our total contingent liability on all repurchase agreements was approximately $768.7 million and $713.1 million at November 25, 2017 and August 26, 2017, respectively, with the increase attributed primarily due to growth in the Towable Segment.
Our risk of loss related to these repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on the repurchase exposure as previously described and our historical loss experience, we established an associated loss reserve. Our accrued losses on repurchases were $0.8 million as of November 25, 2017 and $0.7 million as of August 26, 2017 and are included in Accrued expenses - Other on the Consolidated Balance Sheets. Repurchase risk is affected by the credit worthiness of our dealer network and we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to establish the loss reserve for repurchase commitments.
There was no activity related to repurchase agreements during the three months ended November 25, 2017 and November 26, 2016.

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

We file a US federal tax return, as well as returns in various international and state jurisdictions. Although certain years are no longer subject to examination by the IRS and various state taxing authorities, net operating loss carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities. As of November 25, 2017, our federal returns from Fiscal 2014 to present continue to be subject to review by the IRS. With few exceptions, the state returns from Fiscal 2013 to present continue to be subject to review by the state taxing jurisdictions.

As of November 25, 2017, our unrecognized tax benefits were $1.6 million including accrued interest and penalties of $0.4 million. If we were to prevail on all unrecognized tax benefits recorded, $1.5 million of the $1.6 million would benefit the overall effective tax rate. It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits as tax expense. We do not believe that there will be a significant change in the total amount of unrecognized tax benefits within the next twelve months.

Note 14: Earnings Per Share
The following table reflects the calculation of basic and diluted income per share:

	Three Months Ended
(In thousands, except per share data)	November 25, 2017	November 26, 2016
Income per share - basic
Net income	$17,958	$11,738
Weighted average shares outstanding	31,614	27,836
Net income per share - basic	$0.57	$0.42

Income per share - assuming dilution
Net income	$17,958	$11,738
Weighted average shares outstanding	31,614	27,836
Dilutive impact of awards and options outstanding	158	133
Weighted average shares and potential dilutive shares outstanding	31,772	27,969
Net income per share - assuming dilution	$0.57	$0.42

The computation of weighted average shares and potential dilutive shares outstanding excludes the effect of options to purchase 72,710 and 44,000 shares of common stock for the three months ended November 25, 2017 and November 26, 2016, respectively. These amounts were not included in the computation of diluted income per share because they are considered anti-dilutive under the treasury stock method per ASC 260, Earnings Per Share.

Note 15: Accumulated Other Comprehensive Income (Loss)

Changes in AOCI by component, net of tax, were:

	Three Months Ended
	November 25, 2017			November 26, 2016
(In thousands)	Defined Benefit Pension Items	Interest Rate Swap	Total	Defined Benefit Pension Items	Interest Rate Swap	Total
Balance at beginning of period	$(509)	$(514)	$(1,023)	$10,975	$—	$10,975

OCI before reclassifications	—	634	634	3,903	—	3,903
Amounts reclassified from AOCI	6	—	6	(7,926)	—	(7,926)
Net current-period OCI	6	634	640	(4,023)	—	(4,023)

Balance at end of period	$(503)	$120	$(383)	$6,952	$—	$6,952

Reclassifications out of AOCI in net periodic benefit costs, net of tax, were:

		Three Months Ended
(In thousands)	Location on Consolidated Statements of Income and Comprehensive Income	November 25, 2017	November 26, 2016
Amortization of prior service credit	Cost of goods sold	$—	$(12,858)
Amortization of net actuarial loss	Cost of goods sold	6	4,932
Total reclassifications		$6	$(7,926)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This management's discussion should be read in conjunction with the Unaudited Consolidated Financial Statements contained in this Form 10-Q as well as the Management's Discussion and Analysis and Risk Factors included in our Annual Report on Form 10‑K for the fiscal year ended August 26, 2017 and in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Forward-Looking Information

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements are inherently uncertain. A number of factors could cause actual results to differ materially from these statements, including, but not limited to increases in interest rates, availability of credit, low consumer confidence, availability of labor, significant increase in repurchase obligations, inadequate liquidity or capital resources, availability and price of fuel, a slowdown in the economy, increased material and component costs, availability of chassis and other key component parts, sales order cancellations, slower than anticipated sales of new or existing products, new product introductions by competitors, the effect of global tensions, integration of operations relating to merger and acquisition activities generally, business interruptions, any unexpected expenses related to ERP, risk related to compliance with debt covenants and leverage ratios, and other factors. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested is contained in our filings with the SEC over the last 12 months, copies of which are available from the SEC or from us upon request. We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this release or to reflect any changes in expectations after the date of this release or any change in events, conditions or circumstances on which any statement is based, except as required by law.

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
Significant Transaction

On November 8, 2016, we acquired all of the issued and outstanding capital stock of towable RV manufacturer Grand Design for an aggregate purchase price of $520.5 million. This acquisition was funded from our cash on hand, $353.0 million from asset-based revolving and term loan credit facilities, as well as stock consideration as is more fully described in Note 2 and Note 9 to the Consolidated Financial Statements. We purchased Grand Design to significantly expand our existing towable RV product offerings and dealer base and acquire additional talent in the RV industry.

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

We track RV industry conditions using these key statistics to monitor trends and evaluate and understand our performance relative to the overall industry. The rolling twelve months shipment and retail information for 2017 and 2016 as noted below, illustrates that the RV industry continues to grow at the wholesale and retail level. We believe that retail demand is the key driver to continued growth in the industry.

	US and Canada Industry
	Wholesale Unit Shipments per RVIA				Retail Unit Registrations per Stat Surveys
	Rolling 12 Months through October				Rolling 12 Months through October
	2017	2016	Unit Change	% Change	2017	2016	Unit Change	% Change
Towable (1)	420,857	351,616	69,241	19.7%	381,513	343,719	37,794	11.0%
Motorized (2)	61,421	53,459	7,962	14.9%	55,989	49,748	6,241	12.5%
Combined	482,278	405,075	77,203	19.1%	437,502	393,467	44,035	11.2%

(1)	Towable: Fifth wheel and travel trailer products

(2)	Motorized: Class A, B and C products

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

	Calendar Year
Wholesale Unit Shipment Forecast per RVIA(1)	2018	2017	Unit Change	% Change
Towable	443,000	432,000	11,000	2.5%
Motorized	65,500	61,500	4,000	6.5%
Combined	508,500	493,500	15,000	3.0%

(1)
Forecast prepared by Dr. Richard Curtin of the University of Michigan Consumer Survey Research Center for RVIA and reported in the Roadsigns RV Winter 2017 Industry Forecast Issue. Unit forecasts exclude folding camper and truck camper categories.

Market Share

Our retail unit market share, as reported by Stat Surveys based on state records, is illustrated below. Note that this data is subject to adjustment and is continuously updated.

	Rolling 12 Months Through October		Calendar Year
	2017	2016	2016	2015	2014
Motorized A, B, C	16.1%	18.1%	18.0%	20.5%	20.7%
Travel trailer and fifth wheels	6.0% (1)	1.1%	1.7% (1)	0.9%	0.8%

(1)	Includes retail unit market share for Grand Design since acquisition on November 8, 2016.

Debt Repricing

Subsequent to quarter end, we finalized an amendment to our Credit Agreement to reprice $260 million of Term Loan B debt. Effective December 8, 2017, the revised interest rate is LIBOR plus 3.5%, down from the previous rate of LIBOR plus 4.5%. Prior to this repricing, $19.7 million was drawn on our ABL and the proceeds from the ABL borrowing were used to pay down our Term Loan B. Various other amendments were made to our ABL providing us with reduced borrowing costs and facility fees under the ABL. The requirement to hedge a portion of the Term Loan B floating rate interest exposure was also removed from the ABL providing greater flexibility under the Credit Agreement.

Facility Expansion

During Fiscal 2017, the Board of Directors approved two large facility expansion projects in the fast growing Towable segment. The Grand Design expansion project began in Fiscal 2017 and is expected to increase units produced midway through Fiscal 2018. The facility expansion in the Winnebago-branded Towable division is expected to be completed in early Fiscal 2019.

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

The following table illustrates the cumulative project costs:

	Fiscal 2018	Fiscal	Fiscal	Fiscal	Cumulative
(In thousands)	Q1	2017	2016	2015	Investment
Capitalized	$1,416	$1,881	$7,798	$3,291	$14,386	56%
Expensed	387	2,601	5,930	2,528	11,446	44%
Total	$1,803	$4,482	$13,728	$5,819	$25,832	100%

In May of 2017, the Board approved continued investment in the ERP system and a change in implementation partner. The project is proceeding and the benefits are expected to be realized over the next several years. Total project costs are expected to be approximately $38 million.

Consolidated Results of Operations
Current Quarter Compared to the Comparable Quarter Last Year
The following is an analysis of changes in key items included in the consolidated statements of operations for the three months ended November 25, 2017 compared to the three months ended November 26, 2016:

	Three Months Ended
(In thousands, except percent and per share data)	November 25, 2017	% of Revenues(1)	November 26, 2016	% of Revenues(1)	Increase (Decrease)	% Change
Net revenues	$450,021	100.0%	$245,308	100.0%	$204,713	83.5%
Cost of goods sold	387,190	86.0%	216,433	88.2%	170,757	78.9%
Gross profit	62,831	14.0%	28,875	11.8%	33,956	117.6%

Selling	12,134	2.7%	5,870	2.4%	6,264	106.7%
General and administrative	17,416	3.9%	9,906	4.0%	7,510	75.8%
Postretirement health care benefit income	—	—%	(12,813)	(5.2)%	12,813	(100.0)%
Transaction costs	50	—%	5,462	2.2%	(5,412)	(99.1)%
Amortization of intangible assets	2,055	0.5%	2,051	0.8%	4	0.2%
Total general and administrative	19,521	4.3%	4,606	1.9%	14,915	323.8%
Total SG&A	31,655	7.0%	10,476	4.3%	21,179	202.2%

Operating income	31,176	6.9%	18,399	7.5%	12,777	69.4%
Interest expense	4,781	1.1%	1,128	0.5%	3,653	323.8%
Non-operating income	(123)	—%	(87)	—%	(36)	41.4%
Income before income taxes	26,518	5.9%	17,358	7.1%	9,160	52.8%
Provision for income taxes	8,560	1.9%	5,620	2.3%	2,940	52.3%
Net income	$17,958	4.0%	$11,738	4.8%	$6,220	53.0%

Diluted income per share	$0.57		$0.42		$0.15	35.7%
Diluted average shares outstanding	31,772		27,969		3,803	13.6%
(1) Percentages may not add due to rounding differences.
Consolidated net revenues increased $204.7 million or 83.5% in the first quarter of Fiscal 2018 over the first quarter of Fiscal 2017. This was primarily due to the acquisition of Grand Design which added incremental revenues of $195.4 million in the quarter. In addition, Winnebago-branded Towables revenues rose $14.1 million or 57.9% in the quarter over the first quarter of Fiscal 2017, helping to offset a decline of 2.4% in Motorized revenues.

Cost of goods sold was $387.2 million, or 86.0% of net revenues for the first quarter of Fiscal 2018 compared to $216.4 million, or 88.2% of net revenues for the same period a year ago due to the following:

•
Total variable costs (materials, direct labor, variable overhead, delivery expense and warranty), as a percent of net revenues, decreased from 82.9% to 81.6%, primarily due to a higher proportion of Towable revenue in the quarter as the Towable segment operates at a higher gross profit rate. Also, favorable product mix and improvement in Towables material efficiency reduced costs as a percent of revenue. This was partially offset by margin pressure in the Motorized segment due to new product line start-up costs, ongoing expenses related to the ramp up of our West Coast production facility and an increase in direct material costs.

•
Fixed overhead (manufacturing support labor, depreciation and facility costs) and engineering-related costs decreased from 5.3% to 4.4% of net revenues due mainly to a higher proportion of Towable revenue, which operates at a lower fixed cost per unit.

•	All factors considered, gross profit increased from 11.8% to 14.0% of net revenues.
Selling expenses were $12.1 million and $5.9 million, or 2.7% and 2.4% of net revenues in the first quarter of Fiscal 2018 and Fiscal 2017, respectively. Selling expenses are largely variable and proportional to revenues. The increase in the rate of selling expense in the first quarter of Fiscal 2018 is due to the higher mix of Towable volume which operates at a higher commission rate.
General and administrative expenses were $19.5 million and $4.6 million, or 4.3% and 1.9% of net revenues in the first quarter of Fiscal 2018 and Fiscal 2017, respectively. This increase was due to the addition of $5.9 million of general and administrative expenses related to the acquired Grand Design operation. The first quarter of Fiscal 2017 was impacted by an increased benefit of $12.8 million associated with the termination of the postretirement health care plan. This benefit was partially offset by $5.4 million of transaction related expenses in the first quarter of Fiscal 2017.
Interest expense increased $3.7 million in the first quarter of Fiscal 2018. This increase is related to the ABL and Term Loan agreements associated with the acquisition of Grand Design. See Analysis of Financial Condition, Liquidity, and Resources and Note 9 for further information.
The overall effective income tax rate for the first quarter of Fiscal 2018 was 32.3% compared to the effective tax rate of 32.4% for the same period in Fiscal 2017. While the effective tax rate for the first quarter of Fiscal 2018 is essentially flat compared to the same period in Fiscal 2017, the prior year’s rate was favorably impacted by the one-time settlement of various uncertain tax positions. The current year rate benefited from the adoption of ASU 2016-09 related to share-based compensation as discussed in Note 1 to the Condensed Consolidated Financial Statements.
Net income and diluted income per share were $18.0 million and $0.57 per share, respectively, for the first quarter of Fiscal 2018. In the first quarter of Fiscal 2017, net income was $11.7 million and diluted income was $0.42 per share. The increase in net income and diluted income per share is due primarily to the Grand Design contribution to net income.

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

The following table reconciles net income to consolidated Adjusted EBITDA for the three months ended November 25, 2017 and November 26, 2016.

	Three Months Ended
(In thousands)	November 25, 2017	November 26, 2016
Net income	$17,958	$11,738
Interest expense	4,781	1,128
Provision for income taxes	8,560	5,620
Depreciation	2,130	1,580
Amortization of intangible assets	2,055	2,051
EBITDA	35,484	22,117
Postretirement health care benefit income	—	(12,813)
Transaction costs	50	5,462
Non-operating income	(123)	(87)
Adjusted EBITDA	$35,411	$14,679

We have provided non-GAAP performance measures of EBITDA and Adjusted EBITDA as a comparable measure to illustrate items impacting current results which are not expected to impact future performance. EBITDA is defined as net income before interest expense, provision for income taxes, and depreciation and amortization expense. We believe EBITDA and Adjusted EBITDA provide meaningful supplemental information about our operating performance because each measure excludes amounts that we do not consider part of our core operating results when assessing our performance. Examples of items excluded from Adjusted EBITDA include the postretirement health care benefit income from terminating the plan and transaction costs related to our acquisition of Grand Design.

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

Segment Results of Operations
The following is an analysis of key changes in our Motorized segment for the three months ended November 25, 2017 compared to the three months ended November 26, 2016:

Motorized
(In thousands, except units)	Three Months Ended
	Nov 25, 2017	% of Revenue	Nov 26, 2016	% of Revenue	Decrease	% Change
Net revenues	$190,356		$195,125		$(4,769)	(2.4)%
Adjusted EBITDA	3,155	1.7%	11,116	5.7%	(7,961)	(71.6)%

Unit deliveries	Nov 25, 2017	Product Mix % (1)	Nov 26, 2016	Product Mix % (1)	Increase (Decrease)	% Change
Class A	723	35.8%	666	33.3%	57	8.6%
Class B	370	18.3%	301	15.1%	69	22.9%
Class C	926	45.9%	1,033	51.7%	(107)	(10.4)%
Total motorhomes	2,019	100.0%	2,000	100.0%	19	1.0%

Motorhome ASP	$91,246		$95,046		$(3,800)	(4.0)%

			As Of
Backlog (2)			Nov 25, 2017	Nov 26, 2016	Increase (Decrease)	% Change
Units			2,632	2,286	346	15.1%
Dollars			$250,757	$207,056	$43,701	21.1%

Dealer Inventory
Units			4,226	4,330	(104)	(2.4)%
(1) Percentages may not add due to rounding differences.
(2) We include in our backlog all accepted orders from dealers to be shipped within the next six months. Orders in backlog can be cancelled or postponed at the option of the dealer at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Motorized net revenues decreased $4.8 million or 2.4% in the first quarter of Fiscal 2018 as compared to the first quarter of Fiscal 2017. This was primarily due to a lower ASP on the mix of units sold.

Motorized unit deliveries increased by 1.0% in the quarter. The unit growth we have generated has been in our Class A and Class B products. The shift in product mix has been towards Class B products, which have a lower ASP. Though unit deliveries were relatively flat, we have seen an increase in the backlog volumes by 15.1% in the first quarter of Fiscal 2018 due largely to the introduction of new products.

Motorized segment Adjusted EBITDA decreased $8.0 million or 71.6%. This reduction was due to lower revenues as well as costs associated with the new product line start-up costs, ongoing expenses related to the ramp up of our West Coast production facility and an increase in direct material costs partially offset by a decrease in ERP expenses.

The following is an analysis of key changes in our Towable segment for the three months ended November 25, 2017 compared to the three months ended November 26, 2016:

Towable
(In thousands, except units)	Three Months Ended
	Nov 25, 2017	% of Revenue	Nov 26, 2016	% of Revenue	Increase	% Change
Net revenues	$259,665		$50,183		$209,482	417.4%
Adjusted EBITDA	32,256	12.4%	3,563	7.1%	28,693	805.3%

Unit deliveries	Nov 25, 2017	Product Mix % (1)	Nov 26, 2016	Product Mix % (1)	Increase	% Change
Travel trailer	5,349	61.7%	1,509	75.0%	3,840	254.5%
Fifth wheel	3,327	38.3%	503	25.0%	2,824	561.4%
Total towables	8,676	100.0%	2,012	100.0%	6,664	331.2%

Towables ASP	30,557		24,862		5,695	22.9%

			As Of
Backlog (2)			Nov 25, 2017	Nov 26, 2016	Increase	% Change
Units			9,955	6,475	3,480	53.7%
Dollars			$341,065	$214,178	$126,887	59.2%

Dealer Inventory
Units			12,050	7,118	4,932	69.3%
(1) Percentages may not add due to rounding differences.
(2) We include in our backlog all accepted orders from dealers to be shipped within the next six months. Orders in backlog can be cancelled or postponed at the option of the dealer at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Towable net revenues increased $209.5 million in the first quarter of Fiscal 2018 as compared to the first quarter of Fiscal 2017. This significant increase was primarily due to the acquisition of Grand Design which added revenues of $195.4 million in the quarter. In addition, Winnebago-branded towable revenues rose $14.0 million or 57.9% in the quarter compared to the first quarter in Fiscal 2017.

Towable unit deliveries grew by 331.2% in the quarter primarily due to the acquisition of Grand Design and also due to Towables growth in excess of recent industry trends. With the addition of Grand Design in the first quarter of Fiscal 2017, our towables market share increased from 1.1% to 6.0% when comparing shipments during the twelve month trailing periods ended October 2016 and October 2017. The addition of Grand Design has also resulted in a higher ASP due to a greater proportion of higher-priced fifth wheel units for the first quarter of Fiscal 2018 compared to the same period in Fiscal 2017. Other strong increases in backlog and the dealer inventory turnover ratio have been influenced by the addition of Grand Design.

Towable segment Adjusted EBITDA increased $28.7 million due to the favorable impact of Grand Design and the organic growth of Winnebago-branded towables. We achieved strong results in our Towables segment. Shipments grew faster than the industry as a result of greater penetration of our new products and further expansion of our distribution base, as well as higher gross profit on new products. In addition to the growth in Towables, profitability has increased due to material efficiencies and the leverage of higher volume on the fixed cost components of our business.

Analysis of Financial Condition, Liquidity and Resources
Cash and cash equivalents increased $18.5 million during the first three months of Fiscal 2018 and totaled $54.5 million as of November 25, 2017. Significant liquidity events that occurred during the first three months of Fiscal 2018 were:

•	Generated net income of $18.0 million

•	Total borrowings at November 25, 2017 were $279.8 million, and we have an additional $125.0 million available to borrow under the revolving credit agreement, subject to sufficient borrowing base

•	Repayment of $4.3 million of debt

•	Decrease in receivables, prepaid and other assets of $6.7 million partially offset by a decrease in payables of $1.3 million

•	Increase in inventory of $9.8 million

As described in Note 9, our Credit Agreement at November 25, 2017 consisted of a $300 million term loan and a $125 million asset-based revolving credit (ABL) agreement (collectively, the Credit Agreement) with JPMorgan Chase.

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

Working capital at November 25, 2017 and August 26, 2017 was $156.9 million and $147.0 million, respectively, an increase of $9.9 million. We currently expect cash on hand, funds generated from operations and the borrowing available under our Credit Agreement to be sufficient to cover both short-term and long-term operating requirements. We will continue to invest in our current motorhome facilities and our ERP system as well as expand our Towable facilities.

Share repurchases of $1.4 million in the first three months of Fiscal 2018 were to satisfy tax obligations on employee equity awards as they vested. We continually evaluate if share repurchases reflect a prudent use of our capital and, subject to compliance with our Credit Agreement, we may purchase shares in the remainder of Fiscal 2018. At November 25, 2017 we have $71.1 million remaining on our board repurchase authorization. See Part II, Item 2 of this Form 10-Q.
Operating Activities
Cash provided by operating activities was $29.5 million for the three months ended November 25, 2017 compared to cash used of $0.2 million for the three months ended November 26, 2016. In Fiscal 2018 the combination of net income of $18.0 million and changes in non-cash charges (e.g., amortization of debt issuance costs, depreciation, LIFO, stock-based compensation, deferred income taxes) provided $25.5 million of operating cash. Changes in assets and liabilities (primarily increases in accounts payable and accrued expenses and a decrease in receivables that were partially offset by an increase in inventories) provided $4.0 million of operating cash in the first three months ended November 25, 2017. In the three months ended November 26, 2016, the combination of net income of $11.7 million partially offset by the non-cash reduction of the postretirement health care liability of $12.5 million, as well as other changes in non-cash charges (e.g., depreciation, LIFO, stock-based compensation, deferred income taxes) provided $2.2 million of operating cash. Changes in assets and liabilities (primarily increases in inventories and decreases in accrued expenses that were partially offset by decreases in receivables and increases in income tax liabilities) used $2.4 million of operating cash.
Investing Activities
Cash used in investing activities of $5.3 million for the three months ended November 25, 2017 was due primarily to capital expenditures of $5.4 million. In the three months ended November 26, 2016, cash used in investing activities of $397.5 million was due primarily to the acquisition of Grand Design for which we paid cash of $394.7 million, net of cash acquired, in addition to issuing Winnebago stock with a value of $124.1 million at closing.
Financing Activities
Cash used in financing activities of $5.6 million for the three months ended November 25, 2017 was primarily due to payments on the Credit Facility of $4.3 million and $1.4 million for share repurchases. Cash provided by financing activities of $337.6 million for the three months ended November 26, 2016 was primarily due to cash proceeds from the Credit Agreement of $353.0 million, partially offset by $10.8 million for the payment of debt issuance costs, $3.2 million for the payment of dividends and $1.3 million in repurchases of our stock.

Significant Accounting Policies
We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended  August 26, 2017. We discuss our critical accounting estimates in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended August 26, 2017. We refer to these disclosures for a detailed explanation of our significant accounting policies and critical accounting estimates. There has been no significant change in our significant accounting policies or critical accounting estimates since the end of Fiscal 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk
We are exposed to market risks related to fluctuations in interest rates on the outstanding variable rate debt. As of November 25, 2017, we had $279.8 million outstanding under our Term Loan, subject to variable interest rates. This risk is partially mitigated through an interest rate swap contract as detailed below.

Under terms of the Credit Agreement, we were previously required to maintain interest rate swaps to manage our interest rate exposure related to the variable component of interest cost on the Term Loan. In accordance with this requirement, we entered into an interest swap contract on January 23, 2017, to effectively convert $200.0 million of the Term Loan balance to a fixed rate. The notional amount of the swap is reduced to $170.0 million on December 8, 2017, $120.0 million on December 10, 2018, and

$60.0 million on December 9, 2019. The swap contract expires on December 8, 2020. A hypothetical one percentage point increase in interest rates on the Term Loan would increase our interest expense (after consideration of the interest rate swap) for 2018 by approximately $0.8 million. Due to the floor of 1% on LIBOR for the Term Loan, a 1% decrease could only decrease to the floor for the variable rate, resulting in a decrease in interest expense (after consideration of the interest rate swap) for 2018 of $0.2 million.  As discussed in Note 1: Basis of Presentation - Subsequent Events, the requirement to hedge a portion of the Term Loan B floating rate interest exposure was removed through an amendment to the ABL.

For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant.

Derivative instruments are accounted for at fair value in accordance with ASC Topic 815, Derivatives and Hedging, and have been designated for hedge accounting. The fair value of the interest rate swap is based on observable market data (Level 2) and was $0.4 million as of November 25, 2017. The interest rate swap requires us to pay interest at a fixed rate of 1.82% through the December 8, 2020 expiration of the swap. A 1.0% increase in the interest rate would have changed the fair value of the swap as of November 25, 2017 by approximately $3.4 million and a 1.0% decrease would have changed the fair value by $(2.8) million. These increases and decreases would be recorded in OCI and the hedged value on our consolidated balance sheet (currently recorded within other non-current liabilities).  While these are our best estimates of the impact of the specified interest rate scenario, actual results could differ from those projected. The sensitivity analysis presented assumes interest rate changes are instantaneous, parallel shifts in the yield curve. In reality, interest rate changes of this magnitude are rarely instantaneous or parallel.

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

There were no changes in our internal control over financial reporting that occurred during the first quarter of Fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10K for the fiscal year ended August 26, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 19, 2007, the Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $60 million. There is no time restriction on this authorization. During the first quarter of Fiscal 2018, 31,443 shares were repurchased under the authorization, at an aggregate cost of approximately $1.4 million. All of these shares were repurchased from employees who vested in Winnebago Industries shares during the first quarter of Fiscal 2018 and elected to pay their payroll tax via the value of shares delivered as opposed to cash.
On October 18, 2017 the Board of Directors authorized a share repurchase program in the amount of $70 million. There is no time restriction on this authorization. As of November 25, 2017, there was approximately $71.1 million remaining under these authorizations.
Purchases of our common stock during each fiscal month of the first quarter of Fiscal 2018 were:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
08/27/17 - 09/30/17	1,316	$39.50	1,316	$2,415,000
10/01/17 - 10/28/17	29,847	$43.46	29,847	$71,117,000
10/29/17 - 11/25/17	280	$48.15	280	$71,104,000
Total	31,443	$43.34	31,443	$71,104,000

Our Credit Agreement contains restrictions that may limit our ability to make distributions or payments with respect to purchases of our common stock without consent of the lenders, except for limited purchases of our common stock from employees, in the event of a significant reduction in our EBITDA or in the event of a significant borrowing on our ABL.

Item 6. Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated December 21, 2017

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated December 21, 2017

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated December 21, 2017

32.2	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated December 21, 2017

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*Attached as Exhibit 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended November 25, 2017 formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations and Comprehensive Income, (iii) the Unaudited Consolidated Statement of Cash Flows, and (iv) related notes to these financial statements. Such exhibits are deemed furnished and not filed pursuant to Rule 406T of Regulation S-T.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.

Date:	December 21, 2017	By	/s/ Michael J. Happe
Michael J. Happe
Chief Executive Officer, President
(Principal Executive Officer)

Date:	December 21, 2017	By	/s/ Bryan L. Hughes
Bryan L. Hughes
Vice President, Chief Financial Officer, Treasurer
(Principal Financial and Accounting Officer)