Form 10-Q
period 2018-02-24
WINNEBAGO INDUSTRIES INC
filed 2018-03-22
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 24, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, par value $0.50 per share, outstanding March 21, 2018 was 31,659,393.

Winnebago Industries, Inc.

Glossary

The following terms and abbreviations appear in the text of this report and are defined as follows:

ABL
Credit Agreement dated as of November 8, 2016 among Winnebago Industries, Inc., Winnebago of Indiana, LLC, Grand Design RV, LLC, the other loan parties thereto and JPMorgan Chase Bank, N.A. as Administrative Agent

AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASP	Average Sales Price
ASU	Accounting Standards Update
Blocker Corporation	SP GE VIII - B GD RV Blocker Corporation
Credit Agreement	Collective reference to the ABL and Term Loan
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization
EPS	Earnings Per Share
ERP	Enterprise Resource Planning
FASB	Financial Accounting Standards Board
FIFO	First In, First Out
GAAP	Generally Accepted Accounting Principles
Grand Design	Grand Design RV, LLC
IRS	Internal Revenue Service
LIFO	Last In, First Out
LIBOR	London Interbank Offered Rate
Motorized	Business segment including motorhomes and other related manufactured products
NYFRB	New York Federal Reserve Bank
NYSE	New York Stock Exchange
OCI	Other Comprehensive Income
Octavius	Octavius Corporation, a wholly-owned subsidiary of Winnebago Industries, Inc.
RV	Recreation Vehicle
RVIA	Recreation Vehicle Industry Association
SEC	US Securities and Exchange Commission
Securities Purchase Agreement	Purchase Agreement dated as of November 8, 2016 between Winnebago Industries, Inc. and Grand Design RV, LLC
SERP	Supplemental Executive Retirement Plan
SG&A	Selling, General and Administrative Expenses
Stat Surveys	Statistical Surveys, Inc.
Tax Act	The Tax Cuts and Jobs Act
Term Loan
Loan Agreement dated as of November 8, 2016 and as amended on December 8, 2017 among Winnebago Industries, Inc., Octavius Corporation, the other loan parties thereto and JPMorgan Chase Bank, N.A. as Administrative Agent

Towable	Business segment including products that are not motorized and are towable by another vehicle
US	United States of America
XBRL	eXtensible Business Reporting Language

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Winnebago Industries, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	February 24, 2018	February 25, 2017	February 24, 2018	February 25, 2017
Net revenues	$468,359	$370,510	$918,380	$615,818
Cost of goods sold	400,698	321,194	787,888	537,627
Gross profit	67,661	49,316	130,492	78,191
SG&A:
Selling	12,209	9,553	24,343	15,423
General and administrative	18,268	12,540	35,684	22,446
Postretirement health care benefit income	—	(11,983)	—	(24,796)
Transaction costs	—	463	50	5,925
Amortization of intangible assets	1,933	10,367	3,988	12,418
Total SG&A	32,410	20,940	64,065	31,416
Operating income	35,251	28,376	66,427	46,775
Interest expense	4,918	5,178	9,699	6,306
Non-operating expense (income)	11	4	(112)	(83)
Income before income taxes	30,322	23,194	56,840	40,552
Provision for income taxes	8,234	7,916	16,794	13,536
Net income	$22,088	$15,278	$40,046	$27,016

Income per common share:
Basic	$0.70	$0.48	$1.27	$0.91
Diluted	$0.69	$0.48	$1.26	$0.91

Weighted average common shares outstanding:
Basic	31,654	31,577	31,634	29,707
Diluted	31,854	31,686	31,852	29,827

Dividends paid per common share	$0.20	$0.10	$0.20	$0.20

Net income	$22,088	$15,278	$40,046	$27,016
Other comprehensive income (loss):
Amortization of prior service credit (net of tax of $0, $7,495, $0 and $15,409)	—	(12,177)	—	(25,035)
Amortization of net actuarial loss (net of tax of $2, $2,932, $6 and $5,968)	7	4,764	13	9,696
Plan amendment (net of tax of $0, $0, $0 and $2,402)	—	—	—	3,903
Change in fair value of interest rate swap (net of tax of $448, $270, $835 and $270)	1,283	(439)	1,917	(439)
Total other comprehensive income (loss)	1,290	(7,852)	1,930	(11,875)
Comprehensive income	$23,378	$7,426	$41,976	$15,141

See notes to condensed consolidated financial statements.

Winnebago Industries, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except per share data)	February 24, 2018	August 26, 2017
Assets
Current assets:
Cash and cash equivalents	$27,443	$35,945
Receivables, less allowance for doubtful accounts ($174 and $183)	157,425	124,539
Inventories	178,046	142,265
Prepaid expenses and other assets	9,788	11,388
Total current assets	372,702	314,137
Property, plant and equipment, net	78,798	71,560
Other assets:
Goodwill	244,684	242,728
Other intangible assets, net	224,452	228,440
Investment in life insurance	27,921	27,418
Deferred income taxes	9,813	12,736
Other assets	6,956	5,493
Total assets	$965,326	$902,512

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$99,727	$79,194
Current maturities of long-term debt	—	2,850
Income taxes payable	2,792	7,450
Accrued expenses:
Accrued compensation	25,407	24,546
Product warranties	34,988	30,805
Self-insurance	9,124	6,122
Promotional	11,136	6,560
Accrued interest	2,255	3,128
Other	10,161	6,503
Total current liabilities	195,590	167,158
Non-current liabilities:
Long-term debt, less current maturities	271,102	271,726
Unrecognized tax benefits	1,668	1,606
Deferred compensation benefits, net of current portion	18,907	19,270
Other	250	1,078
Total non-current liabilities	291,927	293,680
Stockholders' equity:
Capital stock common (par value $0.50; authorized 60,000 shares, issued 51,776 shares)	25,888	25,888
Additional paid-in capital	80,721	80,401
Retained earnings	712,809	679,138
Accumulated other comprehensive income (loss)	907	(1,023)
Treasury stock, at cost (20,117 and 20,183 shares)	(342,516)	(342,730)
Total stockholders' equity	477,809	441,674
Total liabilities and stockholders' equity	$965,326	$902,512

See notes to condensed consolidated financial statements.

Winnebago Industries, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(In thousands)	February 24, 2018	February 25, 2017
Operating activities:
Net income	$40,046	$27,016
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,328	3,428
Amortization of intangible assets	3,988	12,418
Amortization of debt issuance costs	826	485
LIFO expense	598	598
Stock-based compensation	3,553	1,539
Deferred income taxes	2,080	6,857
Deferred compensation expense and postretirement benefit income	578	(24,034)
Other	(498)	(452)
Change in assets and liabilities:
Inventories	(36,379)	(11,232)
Receivables, prepaid and other assets	(31,096)	(21,551)
Income taxes and unrecognized tax benefits	(4,510)	(4,631)
Accounts payable and accrued expenses	32,908	16,131
Postretirement and deferred compensation benefits	(1,377)	(1,430)
Net cash provided by operating activities	15,045	5,142

Investing activities:
Purchases of property and equipment	(11,675)	(6,938)
Proceeds from the sale of property	299	65
Acquisition of business, net of cash acquired	—	(394,694)
Other	(18)	620
Net cash used in investing activities	(11,394)	(400,947)

Financing activities:
Payments for repurchases of common stock	(1,478)	(1,365)
Payments of cash dividends	(6,375)	(6,370)
Payments of debt issuance costs	—	(11,020)
Borrowings on credit facility	19,700	366,400
Repayments of credit facility	(24,000)	(26,400)
Other	—	(92)
Net cash (used in) provided by financing activities	(12,153)	321,153

Net decrease in cash and cash equivalents	(8,502)	(74,652)
Cash and cash equivalents at beginning of period	35,945	85,583
Cash and cash equivalents at end of period	$27,443	$10,931

Supplemental cash flow disclosure:
Income taxes paid, net	$19,290	$11,692
Interest paid	$8,906	$1,731
Non-cash transactions:
Issuance of Winnebago common stock for acquisition of business	$—	$124,066
Capital expenditures in accounts payable	$1,012	$322
See notes to condensed consolidated financial statements.

Winnebago Industries, Inc.
Condensed Consolidated Stockholders' Statement of Equity
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	February 24, 2018	February 25, 2017	February 24, 2018	February 25, 2017
Common stock and paid-in capital
Balance, beginning of period	$105,928	$104,829	106,289	58,605
Issuance of common stock	(403)	(436)	(1,568)	44,983
Stock-based compensation expense	1,084	700	1,888	1,505
Balance, end of period	106,609	105,093	106,609	105,093

Retained earnings
Balance, beginning of period	693,909	629,099	679,138	620,546
Net income	22,088	15,278	40,046	27,016
Common stock dividends	(3,188)	(3,185)	(6,375)	(6,370)
Balance, end of period	712,809	641,192	712,809	641,192

Accumulated comprehensive income (loss)
Balance, beginning of period	(383)	6,952	(1,023)	10,975
Other comprehensive income (loss)	1,290	(7,852)	1,930	(11,875)
Balance, end of period	907	(900)	907	(900)

Treasury stock
Balance, beginning of period	(342,823)	(343,421)	(342,730)	(421,767)
Issuance of common stock	422	698	1,692	80,362
Common stock repurchased	(115)	(47)	(1,478)	(1,365)
Balance, end of period	(342,516)	(342,770)	(342,516)	(342,770)
Total stockholders' equity	$477,809	$402,615	477,809	402,615

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly our consolidated financial position as of February 24, 2018 and the consolidated results of income and comprehensive income, consolidated cash flows and consolidated statement of equity for the first six months of Fiscal 2018 and 2017. The consolidated statements of income and comprehensive income for the first three months and six months of Fiscal 2018 are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the fiscal year ended August 26, 2017.

Fiscal Period
We follow a 52-/53-week fiscal year, ending the last Saturday in August. Both Fiscal 2018 and Fiscal 2017 are 52-week years.

Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for the related income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016 (our Fiscal 2018), including interim periods within those annual reporting periods. We adopted this ASU in the interim quarterly reporting period ended November 25, 2017. Amendments requiring recognition of excess tax benefits and tax deficiencies in the statement of income and comprehensive income resulted in $0.6 million of excess tax benefits recorded as a reduction of income tax expense upon adoption for the three months ended November 25, 2017. The reduction in income tax expense also reduced the effective tax rate by 2.2% and added $0.02 to income per share for the quarter ended November 25, 2017. Amendments related to the presentation of excess tax benefits and employee taxes paid when an employer withholds shares to meet the minimum statutory withholding requirement required no change to the statement of cash flows. There were no material impacts on the consolidated financial statements of the Company which adopted a policy of accounting for forfeitures when they occur.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), which requires inventory measured using any method other than LIFO or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market. Under this ASU, subsequent measurement of inventory using the LIFO and retail inventory method is unchanged. ASU 2015-11 is effective prospectively for fiscal years beginning after December 15, 2016 (our Fiscal 2018), including interim periods within those annual reporting periods. We adopted this ASU on August 27, 2017, and there was no material impact on our consolidated financial statements.

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

We have performed an evaluation that included a review of representative contracts with key customers and the performance obligations contained therein, as well as a review of our commercial terms and practices across each of our segments. Based on our preliminary review, we do not expect adoption to have a material impact on our consolidated financial statements but further work to substantiate this preliminary conclusion is underway. We will determine the transition method to apply and the implications of using either the full retrospective or modified retrospective approach after this additional work is concluded.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220), which allows for a reclassification of stranded tax effects from the Tax Cuts and Job Act from accumulated other comprehensive income to retained earnings. This ASU is effective for fiscal years beginning after December 15, 2018 (our Fiscal 2020). We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and do not expect adoption to have a material impact.

Reporting Segments
We have two reporting segments: (1) Motorized products and services and (2) Towable products and services. We aggregate two operating segments into the Towable reporting segment based upon their similar products, customers, distribution methods, production processes and economic characteristics. We adopted a new corporate allocation policy in the first quarter of Fiscal 2018 that identifies shared costs and allocates them to the operating segments. The cost drivers selected as the basis for allocation are the most appropriate drivers for the type of cost being allocated. All corporate expenses are allocated to the operating segments.  Previous to the first quarter of Fiscal 2018, costs were not allocated and were borne by the segment in which the costs originated. See Note 3: Business Segments.

Subsequent Event
On March 14, 2018 our Board of Directors declared a cash dividend of $0.10 per share as further described in Note 11.

Note 2: Business Combination, Goodwill and Other Intangible Assets

We acquired 100% of the ownership interests of Grand Design on November 8, 2016 in accordance with the Securities Purchase Agreement for an aggregate purchase price of $520.5 million, which was paid in cash and Winnebago shares as follows:

(In thousands, except shares and per share data)	November 8, 2016
Cash	$396,442
Winnebago shares: 4,586,555 at $27.05 per share	124,066
Total	$520,508
The cash portion was funded from cash on hand and borrowings under our ABL and Term Loan agreements. The stock was valued using our closing share price on the date of closing.
The acquisition has been accounted for in accordance with ASC 805, Business Combinations, using the acquisition method of accounting. Under the acquisition method of accounting, the total purchase price was allocated to the tangible and intangible assets of Grand Design acquired, based on their fair values at the date of the acquisition. The purchase price allocation was finalized during the first quarter of Fiscal 2018. The final allocation of the purchase price to assets acquired and liabilities assumed is shown in the following table.

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

The acquisition of 100% of the ownership interests of Grand Design occurred in two steps: (1) direct purchase of 89.34% of Grand Design member interests and (2) simultaneous acquisition of the remaining 10.66% of Grand Design member interests via the purchase of 100% of the shares of Blocker Corporation, which held the remaining 10.66% of the Grand Design member interests.  We agreed to acquire Blocker Corporation as part of the Securities Purchase Agreement, and we did not receive a step-up in basis for 10.66% of the Grand Design assets.  As a result, we established certain deferred tax liabilities on the opening balance sheet that relate to Blocker Corporation.

The goodwill recognized is primarily attributable to the value of the workforce, reputation of founders, customer and dealer growth opportunities and expected synergies. Key areas of cost synergies include increased purchasing power for raw materials and supply chain consolidation. Goodwill is expected to be mostly deductible for tax purposes. As of February 24, 2018, goodwill increased $2.0 million as compared to the end of Fiscal 2017. The increase is due to the final purchase price adjustment made for taxes.

The allocation of the purchase price to the net assets acquired and liabilities assumed resulted in the recognition of intangible assets with fair value on the closing date of November 8, 2016 and amortization accumulated from the closing date through February 24, 2018 as follows:

		February 24, 2018		August 26, 2017
(In thousands)	Weighted Average Life-Years	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Trade name	Indefinite	$148,000	$—	$148,000	$—
Dealer network	12.0	80,500	8,693	80,500	5,348
Backlog	0.5	18,000	18,000	18,000	18,000
Non-compete agreements	4.0	4,600	1,637	4,600	1,116
Leasehold interest-favorable	8.1	2,000	318	2,000	196
Total		253,100	$28,648	253,100	$24,660
Accumulated amortization		(28,648)		(24,660)
Net book value of intangible assets		$224,452		$228,440

We used the income approach to value certain intangible assets.  Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. We used the income approach known as the relief from royalty method to value the trade name. The relief from royalty method is based on the hypothetical royalty stream that would be received if we were to license the trade name and is based on expected revenues from such license. The fair value of the dealer network was estimated using an income approach known as the cost to recreate/cost savings method. This method uses the replacement of the asset as an indicator of the fair value of the asset. The useful life of the intangible assets was determined considering the period of expected cash flows used to measure the fair value of the intangible assets adjusted as appropriate for the entity-specific factors, including legal, regulatory, contractual, competitive, economic or other factors that may limit the useful life of the intangible assets.
For the six months ended February 24, 2018 and February 25, 2017, amortization of intangible assets charged to operations was $4.0 million and $12.4 million, respectively. The weighted average remaining amortization period for intangible assets as of February 24, 2018 was approximately 10.6 years. Remaining estimated aggregate annual amortization expense by fiscal year is as follows:

(In thousands)	Amount
Remainder of 2018	$3,866
2019	7,733
2020	7,733
2021	7,733
2022	7,106
Thereafter	42,281
Within the Towable segment, the results of Grand Design's operations have been included in our consolidated financial statements from the close of the acquisition. The following table provides net revenues and operating income (which includes amortization expense) from the Grand Design business included in our consolidated results during the six months ended February 24, 2018 and February 25, 2017 following the November 8, 2016 closing date:

	Six Months Ended
(In thousands)	February 24, 2018	February 25, 2017
Net revenues	$450,708	$169,421
Operating income	55,254	6,759

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

	Six Months Ended
(In thousands, except per share data)	February 24, 2018	February 25, 2017(1)
Net revenues	$918,380	$711,485
Net income	40,155	41,153
Income per share - basic	1.27	1.30
Income per share - diluted	1.26	1.30
(1) Net income and income per share include the increased benefit of $16.3 million, net of tax, associated with the termination of the postretirement health care plan in Fiscal 2017.

The unaudited pro forma data above includes the following significant non-recurring adjustments made to account for certain costs, which would have changed if the acquisition of Grand Design had been completed on August 30, 2015:

	Six Months Ended
(In thousands)	February 24, 2018	February 25, 2017
Amortization of intangibles (1 year or less useful life)	$(122)	$(10,376)
Increase in amortization of intangibles	—	1,551
Expenses related to business combination (transaction costs) (1)	(50)	(5,982)
Interest to reflect new debt structure	—	3,672
Taxes related to the adjustments to the pro forma data and to the income of Grand Design	64	8,303
(1) Pro forma transaction costs include $0.1 million incurred by Grand Design prior to acquisition.

We incurred approximately $6.9 million of acquisition-related costs to date, of which $0.1 million and $5.9 million were expensed during the six months ended February 24, 2018 and February 25, 2017, respectively.

Note 3: Business Segments

We report segment information based on the "management" approach defined in ASC 280, Segment Reporting. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments.

We have two reportable segments: (1) Motorized products and services and (2) Towable products and services. The Motorized segment includes all products that include a motorized chassis as well as other related manufactured products. The Towable segment includes all products that are not motorized and are generally towed by another vehicle.

We organize our business reporting on a product basis. Each reportable segment is managed separately to better align to our customers, distribution partners and the unique market dynamics of the product groups. We aggregate two operating segments into the Towable reporting segment based upon their similar products, customers, distribution methods, production processes and economic characteristics. The accounting policies of both reportable segments are the same and described in Note 1: Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended August 26, 2017.

Subsequent to the acquisition of Grand Design in Fiscal 2017, management re-evaluated the manner in which corporate expenses were allocated to the reportable segments. A new corporate allocation policy was adopted in the first quarter of Fiscal 2018 that identifies shared costs and allocates them to the operating segments based on a cost driver most appropriate for the type of cost being allocated. For example, certain costs were allocated based on the financial size of the operating segment, while other costs, where appropriate, were allocated based on the headcount in the operating segments since headcount was deemed the appropriate driver for those types of expenses. Prior year segment information has been restated to conform to the current reporting segment presentation. All corporate expenses were allocated to the operating segments. Assets presented by reportable segment exclude certain corporate assets that cannot reasonably be allocated to the reportable segments. These unallocated corporate assets include cash and deferred tax assets.

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

The following table shows information by reporting segment:

	Three Months Ended		Six Months Ended
(In thousands)	February 24, 2018	February 25, 2017	February 24, 2018	February 25, 2017
Net revenues
Motorized	$202,001	$198,936	$392,357	$394,061
Towable	266,358	171,574	526,023	221,757
Consolidated	$468,359	$370,510	$918,380	$615,818

Adjusted EBITDA
Motorized	$4,044	$10,838	$7,199	$21,954
Towable	35,338	18,233	67,594	21,796
Consolidated	$39,382	$29,071	$74,793	$43,750

Capital expenditures
Motorized	$1,633	$1,730	$4,740	$4,531
Towable	4,685	1,646	6,935	2,407
Consolidated	$6,318	$3,376	$11,675	$6,938

Total assets
Motorized	$304,623	$283,035	$304,623	$283,035
Towable	618,636	581,863	618,636	581,863
Unallocated corporate assets	42,067	29,823	$42,067	$29,823
Consolidated	$965,326	$894,721	$965,326	$894,721

Reconciliation of net income to consolidated Adjusted EBITDA:

	Three Months Ended		Six Months Ended
(In thousands)	February 24, 2018	February 25, 2017	February 24, 2018	February 25, 2017
Net income	$22,088	$15,278	$40,046	$27,016
Interest expense	4,918	5,178	9,699	6,306
Provision for income taxes	8,234	7,916	16,794	13,536
Depreciation	2,198	1,848	4,328	3,428
Amortization of intangible assets	1,933	10,367	3,988	12,418
EBITDA	39,371	40,587	74,855	62,704
Postretirement health care benefit income	—	(11,983)	—	(24,796)
Transaction costs	—	463	50	5,925
Non-operating expense (income)	11	4	(112)	(83)
Adjusted EBITDA	$39,382	$29,071	$74,793	$43,750

Note 4: Concentration Risk

During the first six months of Fiscal 2018, no dealer organization accounted for 10% or more of our consolidated revenues. One of our dealer organizations, La Mesa RV Center, Inc., accounted for 13.7% of our consolidated net revenues for the first six months of Fiscal 2017. A second dealer organization, FreedomRoads, LLC, accounted for 11.8% of our consolidated net revenues for the first six months of Fiscal 2017. These dealers declined on a relative basis due to the growth of other dealers and a shift in dealer mix attributable to the addition of Grand Design revenue.

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

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at February 24, 2018 and August 26, 2017 according to the valuation techniques we used to determine their fair values:

		Fair Value Measurements Using Inputs Considered As
(In thousands)	Fair Value at February 24, 2018	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs
Assets that fund deferred compensation:
Domestic equity funds	$1,580	$1,546	$34	$—
International equity funds	176	157	19	—
Fixed income funds	176	83	93	—
Interest rate swap contract	1,924	—	1,924	—
Total assets at fair value	$3,856	$1,786	$2,070	$—

		Fair Value Measurements Using Inputs Considered As
(In thousands)	Fair Value at August 26, 2017	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs
Assets that fund deferred compensation:
Domestic equity funds	$1,708	$1,671	$37	$—
International equity funds	174	157	17	—
Fixed income funds	259	170	89	—
Interest rate swap contract	(828)	—	(828)	—
Total assets (liabilities) at fair value	$1,313	$1,998	$(685)	$—

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Assets that fund deferred compensation
Our assets that fund deferred compensation are marketable equity securities measured at fair value using quoted market prices and primarily consist of equity-based mutual funds. The majority of securities are classified as Level 1 as they are traded in an active market for which closing stock prices are readily available. These securities fund the Executive Share Option Plan and the Executive Deferred Compensation Plan (see Note 10). The proportion of the assets that will fund options that expire within a year are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. The remaining assets are classified as non-current and are included in other assets.

Interest Rate Swap Contract
Under terms of our Credit Agreement (see Note 9), we were previously required to hedge a portion of the floating interest rate exposure. In accordance with that requirement, on January 23, 2017, we entered into an interest swap contract, which effectively fixed our interest rate for our Term Loan for a notional amount that reduces each December during the swap contract. As of February 24, 2018, we had $170.0 million of our Term Loan fixed at an interest rate of 5.32%. As of August 26, 2017, we had $200.0 million of our Term Loan fixed at an interest rate of 6.32%.

The fair value of the interest rate swap based on a Level 2 valuation was an asset of $1.9 million as of February 24, 2018. The fair value is classified as Level 2 as it is corroborated based on observable market data. This amount is classified as non-current and included in other assets on the consolidated balance sheets. The change in value in the second quarter was predominately recorded to accumulated other comprehensive income on the consolidated balance sheets since the interest rate swap has been designated for hedge accounting.

Assets and Liabilities that are measured at Fair Value on a Nonrecurring Basis
Our non-financial assets, which include goodwill, intangible assets, and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, we must evaluate the non-financial asset for impairment. If an impairment did occur, the asset is required to be recorded at the estimated fair value. During the first six months of Fiscal 2018, no impairments were recorded for non-financial assets.

The carrying value of our debt as of February 24, 2018 approximates fair value as interest is at variable market rates.

Note 6: Inventories
Inventories consist of the following:

(In thousands)	February 24, 2018	August 26, 2017
Finished goods	$43,474	$16,947
Work-in-process	69,876	60,818
Raw materials	100,713	99,919
Total	214,063	177,684
LIFO reserve	(36,017)	(35,419)
Total inventories	$178,046	$142,265
The above value of inventories, before reduction for the LIFO reserve, approximates replacement cost at the respective dates. Of the $214.1 million and $177.7 million inventory at February 24, 2018 and August 26, 2017, respectively, $177.3 million and $149.8 million is valued on a LIFO basis. The remaining inventories of $36.8 million and $27.9 million at February 24, 2018 and August 26, 2017, respectively, are valued on a FIFO basis.

Note 7: Property, Plant and Equipment
Property, plant and equipment is stated at cost, net of accumulated depreciation and consists of the following:

(In thousands)	February 24, 2018	August 26, 2017
Land	$3,936	$3,914
Buildings and building improvements	81,367	73,831
Machinery and equipment	99,577	99,952
Software	20,601	17,844
Transportation	8,358	8,993
Total property, plant and equipment, gross	213,839	204,534
Less accumulated depreciation	(135,041)	(132,974)
Total property, plant and equipment, net	$78,798	$71,560

Note 8: Warranty

We provide certain service and warranty on our products. From time to time, we also voluntarily incur costs for certain warranty-type expenses occurring after the normal warranty period to help protect the reputation of our products and the goodwill of our customers. Warranty expense is affected by dealership labor rates, the cost of parts and the frequency of claims.  Estimated costs related to product warranty are accrued at the time of sale and are based upon historical warranty and service claims experience. Adjustments are made to accruals as claim data and cost experience becomes available.

Changes in our product warranty liability are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	February 24, 2018	February 25, 2017	February 24, 2018	February 25, 2017
Balance at beginning of period	$32,500	$24,551	$30,805	$12,412
Provision	10,283	7,734	20,236	11,632
Claims paid	(7,795)	(7,255)	(16,053)	(11,918)
Acquisition of Grand Design	—	—	—	12,904
Balance at end of period	$34,988	$25,030	$34,988	$25,030

Note 9: Long-Term Debt

The components of long-term debt are as follows:

(In thousands)	February 24, 2018	August 26, 2017
ABL	$19,700	$—
Term Loan	260,000	284,000
Gross long-term debt, excluding issuance costs	279,700	284,000
Less: debt issuance cost, net	(8,598)	(9,424)
Long-term debt, net of issuance costs	271,102	274,576
Less: current maturities	—	(2,850)
Long-term debt, less current maturities	$271,102	$271,726

On November 8, 2016, we entered into a $125.0 million ABL and a $300.0 million Term Loan with JPMorgan Chase Bank, N.A. ("Credit Agreement"). On December 8, 2017, we amended our Credit Agreement, which decreased the interest rate spread by 1.0% on the Term Loan and 0.25% on the ABL. Prior to this amendment, $19.7 million was drawn on the ABL and used to make a voluntary prepayment on our Term Loan.
Under the ABL, we have a five year credit facility on a revolving basis, subject to availability under a borrowing base consisting of eligible accounts receivable and eligible inventory. The ABL is available for issuance of letters of credit to a specified limit of $10.0 million. We pay a commitment fee in the range of 0.25% - 0.375% on the amount of facility available, but unused. We can elect to base the interest rate on various base rates plus specific spreads depending on the amount of borrowings outstanding. We currently pay interest on ABL borrowings at a floating rate based upon LIBOR plus 1.25%.
Under the Term Loan, we can elect to base the interest rate on various base rates plus specific spreads. The interest rate as of February 24, 2018 was based on LIBOR plus 3.5%. The Term Loan agreement currently requires quarterly payments in the amount of $3.75 million with all amounts then outstanding due on November 8, 2023. We have made voluntary prepayments that have extended the opportunity to defer quarterly payments, at our option, until December 31, 2019. There are mandatory prepayments for proceeds of new debt, sale of significant assets or subsidiaries, and excess cash flow as those terms are defined in the Term Loan. Incremental term loans of up to $125.0 million are available if certain financial ratios and other conditions are met.
The Credit Agreement contains certain financial covenants. As of February 24, 2018, we are in compliance with all financial covenants of the Credit Agreement.
The ABL and Term Loan are guaranteed by Winnebago Industries, Inc. and all material direct and indirect domestic subsidiaries, and are secured by a security interest in substantially all of our assets, except minor excluded assets.
As of February 24, 2018, $8.6 million of debt issuance costs, net of amortization, were recorded as a direct deduction from long-term debt. Unamortized debt issuance costs of $0.6 million related to the voluntary prepayment on the Term Loan was expensed in the six months ended February 24, 2018.
Aggregate contractual maturities of debt in future fiscal years are as follows as of February 24, 2018:

(In thousands)	Amount
2018	$—
2019	—
2020	10,250
2021	15,000
2022	15,000
Thereafter	219,750
Total debt	$260,000

Note 10: Employee and Retiree Benefits
Deferred compensation liabilities are as follows:

(In thousands)	February 24, 2018	August 26, 2017
Non-qualified deferred compensation	$15,680	$16,476
Executive share option plan liability	1,356	1,498
SERP benefit liability	2,565	2,534
Executive deferred compensation	451	447
Officer stock-based compensation	3,292	1,664
Total deferred compensation	23,344	22,619
Less current portion	(4,437)	(3,349)
Long-term deferred compensation	$18,907	$19,270

Postretirement Health Care Benefits
Historically, we provided certain health care and other benefits for retired employees hired before April 1, 2001, who had fulfilled eligibility requirements at age 55 with 15 years of continuous service. During the first quarter of Fiscal 2017, we announced the termination of the remaining postretirement health care benefits to all participants. As of January 1, 2017, postretirement health care benefits were discontinued.

Net periodic postretirement benefit income consisted of the following components:

	Three Months Ended		Six Months Ended
(In thousands)	February 24, 2018	February 25, 2017	February 24, 2018	February 25, 2017
Interest cost	$—	$—	$—	$29
Service cost	—	—	—	16
Amortization of prior service benefit	—	(19,672)	—	(40,444)
Amortization of net actuarial loss	—	7,689	—	15,648
Net periodic postretirement benefit income	$—	$(11,983)	$—	$(24,751)

Payments for postretirement health care	$—	$15	$—	$68

Note 11: Shareholders' Equity
Stock-Based Compensation
We have a 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan (as amended, the "Plan") in place as approved by shareholders, which allows us to grant or issue non-qualified stock options, incentive stock options, share awards and other equity compensation to key employees and to non-employee directors.
On October 18, 2017 and October 11, 2016, the Human Resources Committee of the Board of Directors granted an aggregate of 62,660 and 97,600 shares, respectively, of restricted common stock to our key employees and non-employee directors under the Plan. The value of each restricted stock award is determined using the intrinsic value method, which, in this case, is based on the number of shares granted and the closing price of our common stock on the date of grant.
Stock-based compensation expense was $2.7 million and $0.7 million during the second quarters of Fiscal 2018 and 2017, respectively. Stock-based compensation expense was $3.6 million and $1.5 million during the first six months of Fiscal 2018 and 2017, respectively. Compensation expense is recognized over the requisite service period of the award.
Dividends
On October 18, 2017, the Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock, which was paid on November 29, 2017 to shareholders of record at the close of business on November 15, 2017.

On December 13, 2017, the Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock, which was paid on January 24, 2018 to shareholders of record at the close of business on January 10, 2018.

On March 14, 2018, the Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock, payable on April 25, 2018 to shareholders of record at the close of business on April 11, 2018.

Share Registration
As a result of the acquisition of Grand Design, we agreed to register the 4,586,555 shares of common stock issued to the Summit Sellers and the RDB Sellers pursuant to the terms of a registration rights agreement. Under the registration rights agreement, we filed a shelf registration statement on January 20, 2017 to register these shares for resale. On April 11, 2017, pursuant to an underwriting agreement dated as of April 5, 2017, by and among the Company, the Summit Sellers and Morgan Stanley & Co., LLC, the Summit Sellers sold 2,293,277 shares of common stock in an underwritten block trade.

Note 12: Contingent Liabilities and Commitments
Repurchase Commitments
Generally, manufacturers in the RV industry enter into repurchase agreements with lending institutions that have provided wholesale floorplan financing to dealers. Most dealers' RVs are financed on a "floorplan" basis under which a bank or finance company lends the dealer all, or substantially all, of the purchase price, collateralized by a security interest in the RVs purchased.
Our repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 18 months, provide that our liability will be the lesser of remaining principal owed by the dealer to the lending institution, or dealer invoice less periodic reductions based on the time since the date of the original invoice. In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of RVs to repurchase current inventory if a dealership exits the business. Our total contingent liability on all repurchase agreements was approximately $923.2 million and $713.1 million at February 24, 2018 and August 26, 2017, respectively, with the increase attributed primarily due to growth in the Towable segment.

Our risk of loss related to these repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on the repurchase exposure as previously described and our historical loss experience, we established an associated loss reserve. Our accrued losses on repurchases were $0.9 million as of February 24, 2018 and $0.7 million as of August 26, 2017 and are included in Accrued expenses - Other on the Consolidated Balance Sheets. Repurchase risk is affected by the credit worthiness of our dealer network and we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to establish the loss reserve for repurchase commitments.
There was no material activity related to repurchase agreements during the three and six months ended February 24, 2018 and February 25, 2017.

Litigation
We are involved in various legal proceedings that are ordinary and routine litigation incidental to our business, some of which are covered in whole or in part by insurance. While we believe the ultimate disposition of litigation will not have material adverse effect on our financial position, results of operations or liquidity, there exists the possibility that such litigation may have an impact on our results for a particular reporting period in which litigation effects become probable and reasonably estimable.  Though we do not believe there is a reasonable likelihood that there will be a material change related to these matters, litigation is subject to inherent uncertainties and management’s view of these matters may change in the future.

Note 13: Income Taxes
We account for income taxes under ASC 740, Income Taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns.

Our effective tax rate decreased from 33.4% for the six months ended February 25, 2017 to 29.5% for the six months ended February 24, 2018 due primarily to the enactment of the Tax Act on December 22, 2017. One of the most significant provisions of this legislation was a reduction in the Federal corporate income tax rate from 35% to 21% effective beginning January 1, 2018.

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 118 to provide guidance for companies that allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts under ASC 740. In accordance with SAB 118, a company must reflect the income tax effect of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company's accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, the company must record a provisional estimate in the financial statements.

We are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the measurement of our deferred tax balances and cause us to revise our estimate in future periods in accordance with SAB 118. These impacts may be material, due to, among other things, further refinement of our calculations, changes in interpretations of the Tax Act, or issuance of additional guidance by the relevant tax authorities.

ASC 740 requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, as of the date of enactment, and during the three months ended February 24, 2018, we revalued all deferred tax assets and liabilities at the newly enacted Federal corporate US income tax rate.  This revaluation as of enactment resulted in a non-cash provisional estimate of $1.4 million to income tax expense and a corresponding reduction in the net deferred tax asset.

We file a US Federal tax return, as well as returns in various international and state jurisdictions. Although certain years are no longer subject to examination by the IRS and various state taxing authorities, net operating loss carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities. As of February 24, 2018, our Federal returns from Fiscal 2014 to present continue to be subject to review by the IRS. With few exceptions, the state returns from Fiscal 2013 to present continue to be subject to review by the state taxing jurisdictions.

As of February 24, 2018, our unrecognized tax benefits were $1.7 million including accrued interest and penalties of $0.5 million. If we were to prevail on all unrecognized tax benefits recorded, $1.5 million of the $1.7 million would benefit the overall effective tax rate. It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits as tax expense. We do not believe that there will be a significant change in the total amount of unrecognized tax benefits within the next twelve months.

Note 14: Earnings Per Share
The following table reflects the calculation of basic and diluted income per share:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	February 24, 2018	February 25, 2017	February 24, 2018	February 25, 2017
Income per share - basic
Net income	$22,088	$15,278	$40,046	$27,016
Weighted average shares outstanding	31,654	31,577	31,634	29,707
Net income per share - basic	$0.70	$0.48	$1.27	$0.91

Income per share - diluted
Net income	$22,088	$15,278	$40,046	$27,016
Weighted average shares outstanding	31,654	31,577	31,634	29,707
Dilutive impact of awards and options outstanding	200	109	218	120
Weighted average shares and potential dilutive shares outstanding	31,854	31,686	31,852	29,827
Net income per share - diluted	$0.69	$0.48	$1.26	$0.91

The computation of weighted average shares and potential dilutive shares outstanding excludes the effect of options to purchase 72,710 and 61,000 shares of common stock for the three months ended February 24, 2018 and February 25, 2017, respectively, and 72,710 and 61,000 shares of common stock for the six months ended February 24, 2018 and February 25, 2017, respectively. These amounts were not included in the computation of diluted income per share because they are considered anti-dilutive under the treasury stock method per ASC 260, Earnings Per Share.

Note 15: Accumulated Other Comprehensive Income (Loss)

Changes in AOCI by component, net of tax, were:

	Three Months Ended
	February 24, 2018			February 25, 2017
(In thousands)	Defined Benefit Pension Items	Interest Rate Swap	Total	Defined Benefit Pension Items	Interest Rate Swap	Total
Balance at beginning of period	$(503)	$120	$(383)	$6,952	$—	$6,952

OCI before reclassifications	—	1,283	1,283	—	(439)	(439)
Amounts reclassified from AOCI	7	—	7	(7,413)	—	(7,413)
Net current-period OCI	7	1,283	1,290	(7,413)	(439)	(7,852)

Balance at end of period	$(496)	$1,403	$907	$(461)	$(439)	$(900)

	Six Months Ended
	February 24, 2018			February 25, 2017
(In thousands)	Defined Benefit Pension Items	Interest Rate Swap	Total	Defined Benefit Pension Items	Interest Rate Swap	Total
Balance at beginning of period	$(509)	$(514)	$(1,023)	$10,975	$—	$10,975

OCI before reclassifications	—	1,917	1,917	3,903	(439)	3,464
Amounts reclassified from AOCI	13	—	13	(15,339)	—	(15,339)
Net current-period OCI	13	1,917	1,930	(11,436)	(439)	(11,875)

Balance at end of period	$(496)	$1,403	$907	$(461)	$(439)	$(900)

Reclassifications out of AOCI in net periodic benefit costs, net of tax, were:

		Three Months Ended		Six Months Ended
(In thousands)	Location on Consolidated Statements of Income and Comprehensive Income	February 24, 2018	February 25, 2017	February 24, 2018	February 25, 2017
Amortization of prior service credit	Cost of goods sold	$—	$(12,177)	$—	$(25,035)
Amortization of net actuarial loss	Cost of goods sold	7	4,764	13	9,696
Total reclassifications		$7	$(7,413)	$13	$(15,339)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This section should be read in conjunction with the unaudited consolidated financial statements contained in this Form 10-Q as well as the Management's Discussion and Analysis and Risk Factors included in our Annual Report on Form 10‑K for the fiscal year ended August 26, 2017 and in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Overview
Winnebago Industries, Inc. is a leading US manufacturer of RVs with a proud history of manufacturing RV products for 60 years. We currently produce a large majority of our motorhomes in vertically integrated manufacturing facilities in Iowa and we produce all of our travel trailer and fifth wheel trailers in Indiana. We are in the process of expanding some motorhome manufacturing to Junction City, Oregon. We distribute our products primarily through independent dealers throughout the US and Canada, who then retail the products to the end consumer.
Significant Transaction

On November 8, 2016, we acquired all of the issued and outstanding capital stock of towable RV manufacturer Grand Design for an aggregate purchase price of $520.5 million. This acquisition was funded from our cash on hand, $353.0 million from asset-based revolving and term loan credit facilities, as well as stock consideration, as is more fully described in Note 2 and Note 9 to the Condensed Consolidated Financial Statements. We purchased Grand Design to significantly expand our existing towable RV product offerings and dealer base and acquire additional talent in the RV industry.

With the acquisition of Grand Design in the first quarter of Fiscal 2017, we expanded the number of reporting segments to two: (1) Motorized products and services and (2) Towable products and services. The Motorized segment includes all products that include a motorized chassis as well as other related manufactured products. The Towable segment includes all products that are not motorized and are generally towed by another vehicle.

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

	US and Canada Industry
	Wholesale Unit Shipments per RVIA				Retail Unit Registrations per Stat Surveys
	Rolling 12 Months through January				Rolling 12 Months through January
	2018	2017	Unit Change	% Change	2018	2017	Unit Change	% Change
Towable (1)	437,229	364,642	72,587	19.9%	394,114	351,769	42,345	12.0%
Motorized (2)	63,529	55,391	8,138	14.7%	57,506	50,657	6,849	13.5%
Combined	500,758	420,033	80,725	19.2%	451,620	402,426	49,194	12.2%

(1)	Towable: Fifth wheel and travel trailer products

(2)	Motorized: Class A, B and C products

The most recent towable and motorized RVIA wholesale shipment forecasts for calendar year 2017 and 2018, as noted in the table below, illustrates continued projected growth of the industry. The outlook for future growth in RV sales is based on continued modest gains in job and disposable income prospects as well as low inflation, and takes into account the impact of slowly rising interest rates, a strong US dollar and continued weakness in energy production and prices.

	Calendar Year
Wholesale Unit Shipment Forecast per RVIA(1)	2018	2017	Unit Change	% Change
Towable	459,000	429,500	29,500	6.9%
Motorized	67,900	62,700	5,200	8.3%
Combined	526,900	492,200	34,700	7.0%

(1)
Forecast prepared by Dr. Richard Curtin of the University of Michigan Consumer Survey Research Center for RVIA and reported in the Roadsigns RV Spring 2018 Industry Forecast Issue. Unit forecasts exclude folding camper and truck camper categories.

Market Share

Our retail unit market share, as reported by Stat Surveys based on state records, is illustrated below. Note that this data is subject to adjustment and is continuously updated.

	Rolling 12 Months Through January		Calendar Year
	2018	2017	2017	2016	2015
Motorized A, B, C	16.3%	17.8%	16.2%	18.0%	20.5%
Travel trailer and fifth wheels	6.2%	1.7%(1)	6.1%	1.7%(1)	0.9%

(1)	Includes retail unit market share for Grand Design since acquisition on November 8, 2016.

Debt Repricing

Effective December 8, 2017, we amended our Credit Agreement to reprice $260.0 million of Term Loan debt. The revised interest rate is LIBOR plus 3.5%, down from the previous rate of LIBOR plus 4.5%. Prior to this repricing, $19.7 million was drawn on our ABL and the proceeds from the ABL borrowing were used to voluntarily pay down our Term Loan. Various other amendments were made to our ABL providing us with reduced borrowing costs and facility fees under the ABL. The requirement to hedge a portion of the Term Loan floating rate interest exposure was also removed from the ABL providing greater flexibility under the Credit Agreement.

Facility Expansion

During Fiscal 2017, our Board of Directors approved two large facility expansion projects in the fast growing Towable segment. The Grand Design expansion project consisted of two new production facilities. The first was completed in January 2018 and we have seen an increase in units produced during the second quarter of Fiscal 2018. The second building in the Grand Design expansion project is expected to be completed in the third quarter of Fiscal 2018. The facility expansion in the Winnebago-branded Towable division is expected to be completed in early Fiscal 2019.

ERP System

In the second quarter of Fiscal 2015, our Board of Directors approved the strategic initiative of implementing an ERP system to replace our legacy business applications. The new ERP platform will provide better support for our changing business needs and plans for future growth. Our initial cost estimates have grown for additional needs of the business, such as the acquisition of the Junction City, Oregon plant and the opportunity to integrate the ERP system with additional manufacturing systems. The project includes software, external implementation assistance and increased internal staffing directly related to this initiative. We anticipate that approximately 40% of the cost will be expensed in the period incurred and 60% will be capitalized and depreciated over its useful life.

The following table illustrates the cumulative project costs:

	Fiscal 2018		Fiscal	Fiscal	Fiscal	Cumulative
(In thousands)	Q2	Q1	2017	2016	2015	Investment
Capitalized	$1,271	$1,416	$1,881	$7,798	$3,291	$15,657	57%
Expensed	420	387	2,601	5,930	2,528	11,866	43%
Total	$1,691	$1,803	$4,482	$13,728	$5,819	$27,523	100%

In May of 2017, our Board of Directors approved continued investment in the ERP system and a change in implementation partner. The project is proceeding and the benefits are expected to be realized over the next several years. Total project costs are expected to be approximately $38.0 million.

Consolidated Results of Operations
Current Quarter Compared to the Comparable Quarter Last Year
The following is an analysis of changes in key items included in the consolidated statements of income and comprehensive income for the three months ended February 24, 2018 compared to the three months ended February 25, 2017:

	Three Months Ended
(In thousands, except percent and per share data)	February 24, 2018	% of Revenues(1)	February 25, 2017	% of Revenues(1)	Increase (Decrease)	% Change
Net revenues	$468,359	100.0%	$370,510	100.0%	$97,849	26.4%
Cost of goods sold	400,698	85.6%	321,194	86.7%	79,504	24.8%
Gross profit	67,661	14.4%	49,316	13.3%	18,345	37.2%

Selling	12,209	2.6%	9,553	2.6%	2,656	27.8%
General and administrative	18,268	3.9%	12,540	3.4%	5,728	45.7%
Postretirement health care benefit income	—	—%	(11,983)	(3.2)%	11,983	(100.0)%
Transaction costs	—	—%	463	0.1%	(463)	(100.0)%
Amortization of intangible assets	1,933	0.4%	10,367	2.8%	(8,434)	(81.4)%
Total general and administrative	20,201	4.3%	11,387	3.1%	8,814	77.4%
Total SG&A	32,410	6.9%	20,940	5.7%	11,470	54.8%

Operating income	35,251	7.5%	28,376	7.7%	6,875	24.2%
Interest expense	4,918	1.1%	5,178	1.4%	(260)	(5.0)%
Non-operating expense	11	—%	4	—%	7	175.0%
Income before income taxes	30,322	6.5%	23,194	6.3%	7,128	30.7%
Provision for income taxes	8,234	1.8%	7,916	2.1%	318	4.0%
Net income	$22,088	4.7%	$15,278	4.1%	$6,810	44.6%

Diluted income per share	$0.69		$0.48		$0.21	43.8%
Diluted average shares outstanding	31,854		31,686		168	0.5%
(1) Percentages may not add due to rounding differences.
Consolidated net revenues increased $97.8 million or 26.4% in the second quarter of Fiscal 2018 compared to the second quarter of Fiscal 2017. This increase was primarily due to an increase in volume in our Towable segment.

Gross profit increased $18.3 million in the second quarter of Fiscal 2018 compared to the same period a year ago due to a decrease in manufacturing costs as a percent of revenue due to our Towable segment volume growth and cost savings initiatives. This was partially offset by margin pressure in the Motorized segment due to ongoing expenses related to the ramp up of our West Coast production facility and costs associated with new product start up.

Selling expenses were $12.2 million and $9.6 million, or 2.6% and 2.6% of net revenues, in the second quarter of Fiscal 2018 and Fiscal 2017, respectively. Selling expenses are largely variable and proportional to revenues.
General and administrative expenses were $20.2 million and $11.4 million, or 4.3% and 3.1% of net revenues in the second quarter of Fiscal 2018 and Fiscal 2017, respectively. Fiscal 2017 results of operations in the second quarter were impacted by the increased benefit of $12.0 million due to the termination of the postretirement health care plan. This benefit was partially offset in the second quarter of Fiscal 2017 by $0.5 million of transaction-related expenses and $10.4 million of expense related to amortization of definite-lived intangible assets. The remainder of the increase from 2017 to 2018 is related to investments in the business.
Interest expense decreased $0.3 million in the second quarter of Fiscal 2018. This decrease is related to the amendment to our Credit Agreement that occurred during the second quarter of Fiscal 2018. This amendment resulted in a decrease to the interest rate spread by 1.0% on the Term Loan and 0.25% on the ABL. See Analysis of Financial Condition, Liquidity, and Resources and Note 9 for further information.
The overall effective income tax rate for the second quarter of Fiscal 2018 was 27.2% compared to the effective tax rate of 34.1% for the same period in Fiscal 2017. The effective tax rate for the second quarter of Fiscal 2018 was favorably impacted by the enactment of the Tax Act. This decrease was primarily due to the decrease in the Federal rate as a result of the Tax Act, which was partially offset by the associated remeasurement of our deferred tax assets and an increase in state tax rate. The current year rate also benefited from the adoption of ASU 2016-09 related to share-based compensation as discussed in Note 1 to the Condensed Consolidated Financial Statements.
Net income and diluted income per share were $22.1 million and $0.69 per share, respectively, for the second quarter of Fiscal 2018. In the second quarter of Fiscal 2017, net income was $15.3 million and diluted income was $0.48 per share. The increase in net income and diluted income per share is due primarily to the Towable segment contribution to net income. In addition, FY2017 results of operations in the second quarter was impacted by the increased benefit of $12.0 million due to the termination of the postretirement health care plan.

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

The following table reconciles net income to consolidated Adjusted EBITDA for the three months ended February 24, 2018 and February 25, 2017.

	Three Months Ended
(In thousands)	February 24, 2018	February 25, 2017
Net income	$22,088	$15,278
Interest expense	4,918	5,178
Provision for income taxes	8,234	7,916
Depreciation	2,198	1,848
Amortization of intangible assets	1,933	10,367
EBITDA	39,371	40,587
Postretirement health care benefit income	—	(11,983)
Transaction costs	—	463
Non-operating expense	11	4
Adjusted EBITDA	$39,382	$29,071

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

Management uses these non-GAAP financial measures (a) to evaluate our historical and prospective financial performance and trends as well as our performance relative to competitors and peers that publish similar measures; (b) to measure operational profitability on a consistent basis; (c) in presentations to the members of our Board of Directors to enable our Board of Directors to have the same measurement basis of operating performance as is used by management in its assessments of performance and in forecasting and budgeting for our company; and, (d) to evaluate potential acquisitions. We believe these non-GAAP financial measures are frequently used by securities analysts, investors and other interested parties to evaluate companies in our industry.

Segment Results of Operations
The following is an analysis of key changes in our Motorized segment for the three months ended February 24, 2018 compared to the three months ended February 25, 2017:

Motorized
(In thousands, except units)	Three Months Ended
	Feb 24, 2018	% of Revenue	Feb 25, 2017	% of Revenue	Increase (Decrease)	% Change
Net revenues	$202,001		$198,936		$3,065	1.5%
Adjusted EBITDA	4,044	2.0%	10,838	5.4%	(6,794)	(62.7)%

Unit deliveries	Feb 24, 2018	Product Mix % (1)	Feb 25, 2017	Product Mix % (1)	Increase (Decrease)	% Change
Class A	881	39.9%	800	38.0%	81	10.1%
Class B	411	18.6%	376	17.8%	35	9.3%
Class C	918	41.5%	931	44.2%	(13)	(1.4)%
Total motorhomes	2,210	100.0%	2,107	100.0%	103	4.9%

Motorhome ASP	$90,018		$94,379		$(4,361)	(4.6)%

			As Of
Backlog (2)			Feb 24, 2018	Feb 25, 2017	Increase (Decrease)	% Change
Units			3,053	2,143	910	42.5%
Dollars			$276,231	$191,522	$84,709	44.2%

Dealer Inventory
Units			4,827	5,068	(241)	(4.8)%
(1) Percentages may not add due to rounding differences.
(2) We include in our backlog all accepted orders from dealers to generally be shipped within the next six months. Orders in backlog can be cancelled or postponed at the option of the dealer at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Motorized net revenues increased $3.1 million or 1.5% in the second quarter of Fiscal 2018 as compared to the second quarter of Fiscal 2017. This was primarily due to an increase in the amount of units sold.

Motorized unit deliveries increased by 4.9% in the quarter. The unit growth we have generated has been in our Class B and entry-level Class A products, which have a lower ASP. Additionally, we have seen an increase in the backlog volumes by 42.5% in the second quarter of Fiscal 2018 due largely to the introduction of new products. Dealer inventory declined as a result of the strong demand for our new product introductions as demonstrated by the increase in backlog.

Motorized segment Adjusted EBITDA decreased $6.8 million or 62.7%. This reduction was due to costs associated with ongoing expenses related to the ramp-up of our West Coast production facility and costs associated with new product start-up.

The following is an analysis of key changes in our Towable segment for the three months ended February 24, 2018 compared to the three months ended February 25, 2017:

Towable
(In thousands, except units)	Three Months Ended
	Feb 24, 2018	% of Revenue	Feb 25, 2017	% of Revenue	Increase	% Change
Net revenues	$266,358		$171,574		$94,784	55.2%
Adjusted EBITDA	35,338	13.3%	18,233	10.6%	17,105	93.8%

Unit deliveries	Feb 24, 2018	Product Mix % (1)	Feb 25, 2017	Product Mix % (1)	Increase (Decrease)	% Change
Travel trailer	5,083	59.9%	3,046	56.3%	2,037	66.9%
Fifth wheel	3,398	40.1%	2,365	43.7%	1,033	43.7%
Total towables	8,481	100.0%	5,411	100.0%	3,070	56.7%

Towable ASP	$31,648		$32,310		$(662)	(2.0)%

			As Of
Backlog (2)			Feb 24, 2018	Feb 25, 2017	Increase	% Change
Units			9,342	8,490	852	10.0%
Dollars			$302,630	$261,995	$40,635	15.5%

Dealer Inventory
Units			15,728	9,216	6,512	70.7%
(1) Percentages may not add due to rounding differences.
(2) We include in our backlog all accepted orders from dealers to generally be shipped within the next six months. Orders in backlog can be cancelled or postponed at the option of the dealer at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Towable net revenues increased $94.8 million or 55.2% in the second quarter of Fiscal 2018 as compared to the second quarter of Fiscal 2017. This increase was driven by strong organic growth.

Towable unit deliveries grew by 56.7% in the quarter primarily due to volume growth in excess of recent industry trends. Our Towable market share increased from 1.7% to 6.2% when comparing shipments during the twelve-month trailing periods ended January 2017 and January 2018. The decrease in Towable ASP is due to a mix change for the second quarter of Fiscal 2018 compared to the same period in Fiscal 2017. Backlog volumes increased by 10.0% in the second quarter of Fiscal 2018.

Towable segment Adjusted EBITDA increased $17.1 million due primarily to the organic volume growth. Shipments grew faster than the industry as a result of greater penetration of our new products and further expansion of our distribution base. In addition to the growth in the Towable segment, profitability has increased due to the leverage of higher volume on the fixed cost components of our business as well as effective cost-savings initiatives.

Consolidated Results of Operations

First Six Months of Fiscal 2018 Compared to the Comparable Six Months of Fiscal 2017
The following is an analysis of changes in key items included in the statements of income and comprehensive income:

	Six Months Ended
(In thousands, except percent and per share data)	February 24, 2018	% of Revenues(1)	February 25, 2017	% of Revenues(1)	Increase (Decrease)	% Change
Net revenues	$918,380	100.0%	$615,818	100.0%	$302,562	49.1%
Cost of goods sold	787,888	85.8%	537,627	87.3%	250,261	46.5%
Gross profit	130,492	14.2%	78,191	12.7%	52,301	66.9%

Selling	24,343	2.7%	15,423	2.5%	8,920	57.8%
General and administrative	35,684	3.9%	22,446	3.6%	13,238	59.0%
Postretirement health care benefit income	—	—%	(24,796)	(4.0)%	24,796	(100.0)%
Transaction costs	50	—%	5,925	1.0%	(5,875)	(99.2)%
Amortization of intangible assets	3,988	0.4%	12,418	2.0%	(8,430)	(67.9)%
Total general and administrative	39,722	4.3%	15,993	2.6%	23,729	148.4%
Total SG&A	64,065	7.0%	31,416	5.1%	32,649	103.9%

Operating income	66,427	7.2%	46,775	7.6%	19,652	42.0%
Interest Expense	9,699	1.1%	6,306	1.0%	3,393	53.8%
Non-operating income	(112)	—%	(83)	—%	(29)	34.9%
Income before income taxes	56,840	6.2%	40,552	6.6%	16,288	40.2%
Provision for income taxes	16,794	1.8%	13,536	2.2%	3,258	24.1%
Net income	$40,046	4.4%	$27,016	4.4%	$13,030	48.2%

Diluted income per share	$1.26		$0.91		$0.35	38.5%
Diluted average shares outstanding	31,852		29,827		2,025	6.8%
(1) Percentages may not add due to rounding differences.
Consolidated net revenues increased $302.6 million or 49.1% in the first six months of Fiscal 2018 over the first six months of Fiscal 2017. This was primarily due to the acquisition of Grand Design and strong volume growth in our Towable segment.

Gross profit increased $52.3 million for the first six months of Fiscal 2018 compared to the first six months of Fiscal 2017 due to the Towable segment, which operates at a higher gross profit, growing faster than the Motorized segment, and also due to effectiveness of cost savings initiatives.

Selling expenses were $24.3 million and $15.4 million, or 2.7% and 2.5% of net revenues, in the first six months of Fiscal 2018 and Fiscal 2017, respectively. The increase was primarily due to a mix change driven by volume growth in our Towable segment.
General and administrative expenses were $39.7 million and $16.0 million, or 4.3% and 2.6% of net revenues, in the first six months of Fiscal 2018 and Fiscal 2017, respectively. This increase was due primarily to additional general and administrative expenses related to the fiscal year 2017 acquisition of Grand Design. Additionally, Fiscal 2017 results of operations were impacted by the increased benefit of $24.8 million associated with the termination of the postretirement health care plan. This benefit was partially offset in Fiscal 2017 by $5.9 million of Grand Design transaction-related expenses and $12.4 million of expense related to amortization of definite-lived intangible assets, also related to the acquisition of Grand Design.
Interest expense increased $3.4 million in the first six months of Fiscal 2018 compared to the first six months of Fiscal 2017. This increase is related to the ABL and Term Loan agreements associated with the acquisition of Grand Design. See Analysis of Financial Condition, Liquidity, and Resources and Note 9 for further information.
The overall effective income tax rate for the first six months of Fiscal 2018 was 29.5% compared to the effective income tax rate of 33.4% for the first six months of Fiscal 2017. The effective rate for the first six months of Fiscal 2018 was favorably impacted by the enactment of the Tax Act. This decrease was primarily due to the decrease in the Federal rate as a result of the Tax Act, which was partially offset by the associated remeasurement of our deferred tax assets and an increase in state tax rate.

Net income and diluted income per share were $40.0 million and $1.26 per share, respectively, for the first six months of Fiscal 2018. In the first six months of Fiscal 2017, net income and diluted net income per share was $27.0 million and $0.91, respectively.

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

The following table reconciles net income to consolidated Adjusted EBITDA for the six months ended February 24, 2018 and February 25, 2017.

	Six Months Ended
(In thousands)	February 24, 2018	February 25, 2017
Net income	$40,046	$27,016
Interest expense	9,699	6,306
Provision for income taxes	16,794	13,536
Depreciation	4,328	3,428
Amortization of intangible assets	3,988	12,418
EBITDA	74,855	62,704
Postretirement health care benefit income	—	(24,796)
Transaction costs	50	5,925
Non-operating income	(112)	(83)
Adjusted EBITDA	$74,793	$43,750

We have provided non-GAAP performance measures of EBITDA and Adjusted EBITDA as a comparable measure to illustrate items impacting current results that are not expected to impact future performance. EBITDA is defined as net income before interest expense, provision for income taxes, and depreciation and amortization expense. We believe EBITDA and Adjusted EBITDA provide meaningful supplemental information about our operating performance because each measure excludes amounts that we do not consider part of our core operating results when assessing our performance. Examples of items excluded from Adjusted EBITDA include the postretirement health care benefit income from terminating the plan and transaction costs related to our acquisition of Grand Design.

Management uses these non-GAAP financial measures (a) to evaluate our historical and prospective financial performance and trends as well as our performance relative to competitors and peers that publish similar measures; (b) to measure operational profitability on a consistent basis; (c) in presentations to the members of our Board of Directors to enable our Board of Directors to have the same measurement basis of operating performance as is used by management in its assessments of performance and in forecasting and budgeting for our company; and, (d) to evaluate potential acquisitions. We believe these non-GAAP financial measures are frequently used by securities analysts, investors and other interested parties to evaluate companies in our industry.

Segment Results of Operations
The following is an analysis of key changes in our Motorized segment:

Motorized
(In thousands, except units)	Six Months Ended
	Feb 24, 2018	% of Revenue	Feb 25, 2017	% of Revenue	Decrease	% Change
Net revenues	$392,357		$394,061		$(1,704)	(0.4)%
Adjusted EBITDA	7,199	1.8%	21,954	5.6%	(14,755)	(67.2)%

Unit deliveries	Feb 24, 2018	Product Mix % (1)	Feb 25, 2017	Product Mix % (1)	Increase (Decrease)	% Change
Class A	1,604	37.9%	1,466	35.7%	138	9.4%
Class B	781	18.5%	677	16.5%	104	15.4%
Class C	1,844	43.6%	1,964	47.8%	(120)	(6.1)%
Total motorhomes	4,229	100.0%	4,107	100.0%	122	3.0%

Motorhome ASP	$90,604		$94,704		$(4,100)	(4.3)%

			As Of
Backlog (2)			Feb 24, 2018	Feb 25, 2017	Increase (Decrease)	% Change
Units			3,053	2,143	910	42.5%
Dollars			$276,231	$191,522	$84,709	44.2%

Dealer Inventory
Units			4,827	5,068	(241)	(4.8)%
(1) Percentages may not add due to rounding differences.
(2) We include in our backlog all accepted orders from dealers to generally be shipped within the next six months. Orders in backlog can be cancelled or postponed at the option of the dealer at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Motorized net revenues decreased $1.7 million or 0.4% in the first six months of Fiscal 2018 as compared to the first six months of Fiscal 2017. This was primarily due to lower ASP on the mix of units sold.

Motorized unit deliveries grew by 3.0% in the first six months, which is lower than recent industry growth. Our overall motorized market share moved from 17.8% to 16.3% when comparing shipments during the twelve-month trailing periods ended January 2017 and January 2018 due to a mix change from our Class C products to our Class B and entry-level Class A products.

Motorized segment Adjusted EBITDA decreased $14.8 million or 67.2%. This reduction was due to lower revenues as well as ongoing expenses related to the ramp up of our West Coast production facility and costs associated with new product start-up.

The following is an analysis of key changes in our Towable segment:

Towable
(In thousands, except units)	Six Months Ended
	Feb 24, 2018	% of Revenue	Feb 25, 2017	% of Revenue	Increase	% Change
Net revenues	$526,023		$221,757		$304,266	137.2%
Adjusted EBITDA	67,594	12.9%	21,796	9.8%	45,798	210.1%

Unit deliveries	Feb 24, 2018	Product Mix % (1)	Feb 25, 2017	Product Mix % (1)	Increase	% Change
Travel trailer	10,432	60.8%	4,555	61.4%	5,877	129.0%
Fifth wheel	6,725	39.2%	2,868	38.6%	3,857	134.5%
Total towables	17,157	100.0%	7,423	100.0%	9,734	131.1%

Towables ASP	$31,096		$30,291		$805	2.7%

			As Of
Backlog (2)			Feb 24, 2018	Feb 25, 2017	Increase	% Change
Units			9,342	8,490	852	10.0%
Dollars			$302,630	$261,995	$40,635	15.5%

Dealer Inventory
Units			15,728	9,216	6,512	70.7%
(1) Percentages may not add due to rounding differences.
(2) We include in our backlog all accepted orders from dealers to generally be shipped within the next six months. Orders in backlog can be cancelled or postponed at the option of the dealer at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Towable net revenues increased $304.3 million in the first six months of Fiscal 2018 as compared to the first six months of Fiscal 2017. This was primarily due to the fiscal year 2017 acquisition of Grand Design in November 2016 and organic volume growth.

Towable unit deliveries grew by 131.1% in the first six months of Fiscal 2018 primarily due to the acquisition of Grand Design and also due to Towable growth in excess of recent industry trends. With the addition of Grand Design in Fiscal 2017, our Towable market share increased from 1.7% to 6.2% when comparing shipments during the twelve-month trailing periods ended January 2017 and January 2018.

Towable segment Adjusted EBITDA increased $45.8 million due to the favorable impact of organic growth. We achieved strong results in our Towable segment, where shipments grew much faster than the industry as a result of greater penetration of our new products and further expansion of our distribution base, as well as higher gross profit from cost savings initiatives.

Analysis of Financial Condition, Liquidity and Resources
Cash and cash equivalents decreased $8.5 million during the first six months of Fiscal 2018 and totaled $27.4 million as of February 24, 2018. Significant liquidity events that occurred during the first six months of Fiscal 2018 were:

•	Generated net income of $40.0 million

•	Total borrowings at February 24, 2018 were $279.7 million, and we have an additional $105.3 million available to borrow under the revolving credit agreement, subject to sufficient borrowing base

•	Net repayment of $4.3 million of debt ($24.0 million repayments less $19.7 million borrowings)

•	Increase in payables of $32.9 million partially offset by increases in receivables, prepaid and other assets of $31.1 million

•	Increase in inventory of $36.4 million

As described in Note 9, our Credit Agreement at February 24, 2018 consisted of a $300.0 million Term Loan and a $125.0 million ABL with JPMorgan Chase.

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

Working capital at February 24, 2018 and August 26, 2017 was $177.1 million and $147.0 million, respectively, an increase of $30.1 million. We currently expect cash on hand, funds generated from operations and the borrowing available under our Credit Agreement to be sufficient to cover both short-term and long-term operating requirements. We will continue to invest in our current motorhome facilities and our ERP system as well as expand our Towable facilities.

Share repurchases of $1.5 million in the first six months of Fiscal 2018 were to satisfy tax obligations on employee equity awards as they vested. We continually evaluate if share repurchases reflect a prudent use of our capital and, subject to compliance with our Credit Agreement, we may purchase shares in the remainder of Fiscal 2018. At February 24, 2018, we have $71.0 million remaining on our board repurchase authorization. See Part II, Item 2 of this Form 10-Q.
Operating Activities
Cash provided by operating activities was $15.0 million for the six months ended February 24, 2018 compared to $5.1 million for the six months ended February 25, 2017. The increase in cash flow from operations in Fiscal 2018 was driven by the strong net income of $40.0 million offset by an increase in receivables due to volume growth and an increase in inventory due to planned inventory build.
Investing Activities
Cash used in investing activities of $11.4 million for the six months ended February 24, 2018 was due primarily to capital expenditures of $11.7 million including the capacity expansions taking place in our Towable segment. In the six months ended February 25, 2017, cash used in investing activities of $400.9 million was due primarily to the acquisition of Grand Design for which we paid cash of $394.7 million, net of cash acquired, in addition to issuing Winnebago stock with a value of $124.1 million at closing.
Financing Activities
Cash used in financing activities of $12.2 million for the six months ended February 24, 2018 was primarily due to payments on the Credit Agreement of $24.0 million and $1.5 million for share repurchases and was partially offset by cash proceeds on the Credit Agreement of $19.7 million. Cash provided by financing activities of $321.2 million for the six months ended February 25, 2017 was primarily due to cash proceeds from the Credit Agreement of $366.4 million, partially offset by payments on the Credit Agreement of $26.4 million, $11.0 million for the payment of debt issuance costs, and $6.4 million for the payment of dividends.

Significant Accounting Policies
We describe our significant accounting policies in Note 1: Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 26, 2017. We discuss our critical accounting estimates in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended August 26, 2017. We refer to these disclosures for a detailed explanation of our significant accounting policies and critical accounting estimates. There has been no significant change in our significant accounting policies or critical accounting estimates since the end of Fiscal 2017, except as disclosed in Note 1 to the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk
We are exposed to market risks related to fluctuations in interest rates on the outstanding variable rate debt. As of February 24, 2018, we had $260.0 million outstanding under our Term Loan, subject to variable interest rates. This risk is partially mitigated through an interest rate swap contract as detailed below.

Under terms of the Credit Agreement, we were previously required to maintain interest rate swaps to manage our interest rate exposure related to the variable component of interest cost on the Term Loan. In accordance with this requirement, we entered into an interest swap contract on January 23, 2017, to effectively convert $200.0 million of the Term Loan balance to a fixed rate. The notional amount of the swap reduced to $170.0 million on December 8, 2017 and will be reduced to $120.0 million on December 10, 2018 and $60.0 million on December 9, 2019. The swap contract expires on December 8, 2020. A hypothetical one percentage point increase in interest rates on the Term Loan would increase our interest expense (after consideration of the interest rate swap) for 2018 by approximately $0.9 million. Due to the floor of 1.0% on LIBOR for the Term Loan, a 1.0% decrease could only decrease to the floor for the variable rate, resulting in a decrease in interest expense (after consideration of the interest rate swap) for 2018 of $0.5 million.  As discussed in Note 5: Derivatives, Investments and Fair Value Measurements, the requirement to hedge a portion of the Term Loan floating rate interest exposure was removed through an amendment to the ABL.

For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant.

Derivative instruments are accounted for at fair value in accordance with ASC Topic 815, Derivatives and Hedging, and have been designated for hedge accounting. The fair value of the interest rate swap is based on observable market data (Level 2) and was $1.9 million as of February 24, 2018. The interest rate swap requires us to pay interest at a fixed rate of 1.82% through the December 8, 2020 expiration of the swap. A 1.0% increase in the interest rate would have changed the fair value of the swap as of February 24, 2018 by approximately $2.9 million and a 1.0% decrease would have changed the fair value by $3.0 million. These increases and decreases would be recorded in OCI and the hedged value on our consolidated balance sheet (currently recorded within other non-current liabilities).  While these are our best estimates of the impact of the specified interest rate scenario, actual results could differ from those projected. The sensitivity analysis presented assumes interest rate changes are instantaneous, parallel shifts in the yield curve. In reality, interest rate changes of this magnitude are rarely instantaneous or parallel.

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

Changes in Internal Control Over Financial Reporting
We are implementing an ERP system, which is expected to improve the efficiency of certain financial and related transaction processes. The implementation of an ERP system will likely affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness.  As we have completed implementation of certain phases of the ERP, internal controls over financial reporting have been tested for effectiveness with respect to the scope of the phase completed.  We concluded, as part of our evaluation described in the above paragraphs, that the implementation of ERP in these circumstances has not materially affected our internal control over financial reporting. The implementation is continuing in a phased approach and will continue to be evaluated for effect on our internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the second quarter of Fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings
We are involved in various legal proceedings that are ordinary litigation incidental to our business, some of which are covered in whole or in part by insurance. While we believe the ultimate disposition of litigation will not have material adverse effect on our financial position, results of operations or liquidity, there exists the possibility that such litigation may have an impact on our results for a particular reporting period in which litigation effects become probable and reasonably estimable.  Though we do not believe there is a reasonable likelihood that there will be a material change related to these matters, litigation is subject to inherent uncertainties and management’s view of these matters may change in the future.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10K for the fiscal year ended August 26, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 19, 2007, our Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $60 million. There is no time restriction on this authorization. During the second quarter of Fiscal 2018, 2,117 shares were repurchased under the authorization, at an aggregate cost of approximately $0.1 million. All of these shares were repurchased from employees who vested in Company shares during the second quarter of Fiscal 2018 and elected to pay their payroll tax via the value of shares delivered as opposed to cash.

On October 18, 2017, our Board of Directors authorized a share repurchase program in the amount of $70.0 million. There is no time restriction on this authorization. As of February 24, 2018, there was approximately $71.0 million remaining under these authorizations.
Purchases of our common stock during each fiscal month of the second quarter of Fiscal 2018 were:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
11/26/17 - 12/30/17	926	$56.65	926	$71,051,000
12/31/17 - 01/27/18	1,191	$52.40	1,191	$70,989,000
01/28/18 - 02/24/18	—	$—	—	$70,989,000
Total	2,117	$54.26	2,117	$70,989,000

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

3b.
Amended By-Laws of the Registrant previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 27, 2000 (Commission File Number 001-06403) and incorporated by reference herein.

10a.
Executive Change of Control Agreement between Winnebago Industries, Inc. and Bryan L. Hughes previously filed with the Registrant’s Current Report on Form 8-K dated December 22, 2017 (Commission File Number 001-06403) and incorporated by reference herein.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 22, 2018

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 22, 2018

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 22, 2018

32.2	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 22, 2018

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*Attached as Exhibit 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended February 24, 2018 formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statement of Cash Flows, (iv) the Unaudited Consolidated Stockholders' Statement of Equity and (v) related notes to these financial statements. Such exhibits are deemed furnished and not filed pursuant to Rule 406T of Regulation S-T.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.

Date:	March 22, 2018	By	/s/ Michael J. Happe
Michael J. Happe
Chief Executive Officer, President
(Principal Executive Officer)

Date:	March 22, 2018	By	/s/ Bryan L. Hughes
Bryan L. Hughes
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)