Form 10-Q
period 2018-05-26
WINNEBAGO INDUSTRIES INC
filed 2018-06-21
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 26, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, par value $0.50 per share, outstanding June 18, 2018 was 31,529,354.

Winnebago Industries, Inc.

Glossary

The following terms and abbreviations appear in the text of this report and are defined as follows:

ABL
Credit Agreement dated as of November 8, 2016 and as amended on December 8, 2017 among Winnebago Industries, Inc., Winnebago of Indiana, LLC, Grand Design RV, LLC, the other loan parties thereto and JPMorgan Chase Bank, N.A. as Administrative Agent

AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASP	Average Sales Price
ASU	Accounting Standards Update
Blocker Corporation	SP GE VIII - B GD RV Blocker Corporation
Credit Agreement	Collective reference to the ABL and Term Loan
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization
ERP	Enterprise Resource Planning
FASB	Financial Accounting Standards Board
FIFO	First In, First Out
GAAP	Generally Accepted Accounting Principles
Grand Design	Grand Design RV, LLC
IRS	Internal Revenue Service
LIFO	Last In, First Out
LIBOR	London Interbank Offered Rate
Motorized	Business segment including motorhomes and other related manufactured products
NYSE	New York Stock Exchange
OCI	Other Comprehensive Income
Octavius	Octavius Corporation, a wholly-owned subsidiary of Winnebago Industries, Inc.
RV	Recreation Vehicle
RVIA	Recreation Vehicle Industry Association
SAB	Staff Accounting Bulletin
SEC	US Securities and Exchange Commission
Securities Purchase Agreement	Purchase Agreement dated as of November 8, 2016 between Winnebago Industries, Inc. and Grand Design RV, LLC
SERP	Supplemental Executive Retirement Plan
SG&A	Selling, General and Administrative Expenses
Stat Surveys	Statistical Surveys, Inc.
Tax Act	The Tax Cuts and Jobs Act
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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Winnebago Industries, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	May 26, 2018	May 27, 2017	May 26, 2018	May 27, 2017
Net revenues	$562,261	$476,364	$1,480,641	$1,092,183
Cost of goods sold	476,747	405,560	1,264,635	943,188
Gross profit	85,514	70,804	216,006	148,995
SG&A:
Selling	13,100	10,141	37,443	25,564
General and administrative	21,404	15,194	57,088	37,640
Postretirement health care benefit income	—	—	—	(24,796)
Transaction costs	800	450	850	6,374
Amortization of intangible assets	1,933	10,159	5,921	22,578
Total SG&A	37,237	35,944	101,302	67,360
Operating income	48,277	34,860	114,704	81,635
Interest expense	4,172	5,265	13,871	11,571
Non-operating income	(100)	(54)	(212)	(137)
Income before income taxes	44,205	29,649	101,045	70,201
Provision for income taxes	11,684	10,258	28,478	23,794
Net income	$32,521	$19,391	$72,567	$46,407

Income per common share:
Basic	$1.03	$0.61	$2.30	$1.53
Diluted	$1.02	$0.61	$2.28	$1.52

Weighted average common shares outstanding:
Basic	31,582	31,587	31,617	30,333
Diluted	31,753	31,691	31,825	30,448

Dividends paid per common share	$0.10	$0.10	$0.30	$0.30

Net income	$32,521	$19,391	$72,567	$46,407
Other comprehensive income (loss):
Amortization of prior service credit (net of tax of $0, $0, $0 and $15,409)	—	—	—	(25,035)
Amortization of net actuarial loss (net of tax of $3, $3, $9 and $5,971)	7	6	20	9,702
Plan amendment (net of tax of $0, $0, $0 and $2,402)	—	—	—	3,903
Change in fair value of interest rate swap (net of tax of $42, $36, $877 and $306)	129	(58)	2,046	(497)
Total other comprehensive income (loss)	136	(52)	2,066	(11,927)
Comprehensive income	$32,657	$19,339	$74,633	$34,480

See notes to condensed consolidated financial statements.

Winnebago Industries, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except per share data)	May 26, 2018	August 26, 2017
Assets
Current assets:
Cash and cash equivalents	$39,029	$35,945
Receivables, less allowance for doubtful accounts ($172 and $183)	148,948	124,539
Inventories	177,378	142,265
Prepaid expenses and other assets	8,408	11,388
Total current assets	373,763	314,137
Property, plant and equipment, net	82,481	71,560
Other assets:
Goodwill	244,684	242,728
Other intangible assets, net	222,519	228,440
Investment in life insurance	28,130	27,418
Deferred income taxes	7,043	12,736
Other assets	7,090	5,493
Total assets	$965,710	$902,512

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$88,397	$79,194
Current maturities of long-term debt	—	2,850
Income taxes payable	6,186	7,450
Accrued expenses:
Accrued compensation	27,989	24,546
Product warranties	37,444	30,805
Self-insurance	9,571	6,122
Promotional	6,523	6,560
Accrued interest	3,177	3,128
Other	11,119	6,503
Total current liabilities	190,406	167,158
Non-current liabilities:
Long-term debt, less current maturities	251,798	271,726
Unrecognized tax benefits	1,703	1,606
Deferred compensation benefits, net of current portion	15,732	19,270
Other	250	1,078
Total non-current liabilities	269,483	293,680
Stockholders' equity:
Capital stock common (par value $0.50; authorized 60,000 shares, issued 51,776 shares)	25,888	25,888
Additional paid-in capital	84,179	80,401
Retained earnings	742,148	679,138
Accumulated other comprehensive income (loss)	1,043	(1,023)
Treasury stock, at cost (20,247 and 20,183 shares)	(347,437)	(342,730)
Total stockholders' equity	505,821	441,674
Total liabilities and stockholders' equity	$965,710	$902,512

See notes to condensed consolidated financial statements.

Winnebago Industries, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(In thousands)	May 26, 2018	May 27, 2017
Operating activities:
Net income	$72,567	$46,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,679	5,287
Amortization of intangible assets	5,921	22,578
Amortization of debt issuance costs	1,222	889
LIFO expense	1,238	897
Stock-based compensation	4,983	2,206
Deferred income taxes	4,807	6,396
Deferred compensation expense and postretirement benefit income	852	(23,687)
Other	(658)	(946)
Change in assets and liabilities:
Inventories	(36,351)	(7,497)
Receivables, prepaid and other assets	(21,275)	(21,336)
Income taxes and unrecognized tax benefits	(1,081)	5,806
Accounts payable and accrued expenses	24,506	32,778
Postretirement and deferred compensation benefits	(2,398)	(2,428)
Net cash provided by operating activities	61,012	67,350

Investing activities:
Purchases of property and equipment	(18,123)	(9,740)
Proceeds from the sale of property	316	219
Acquisition of business, net of cash acquired	—	(394,694)
Other	(83)	684
Net cash used in investing activities	(17,890)	(403,531)

Financing activities:
Payments for repurchases of common stock	(6,481)	(1,367)
Payments of cash dividends	(9,557)	(9,554)
Payments of debt issuance costs	—	(11,020)
Borrowings on credit agreement	19,700	366,400
Repayments of credit agreement	(43,700)	(69,400)
Other	—	(92)
Net cash (used in) provided by financing activities	(40,038)	274,967

Net increase (decrease) in cash and cash equivalents	3,084	(61,214)
Cash and cash equivalents at beginning of period	35,945	85,583
Cash and cash equivalents at end of period	$39,029	$24,369

Supplemental cash flow disclosure:
Income taxes paid, net	$24,833	$11,811
Interest paid	$11,935	$7,288
Non-cash transactions:
Issuance of Winnebago common stock for acquisition of business	$—	$124,066
Capital expenditures in accounts payable	$607	$279
Accrued dividend	$—	$3,184
See notes to condensed consolidated financial statements.

Winnebago Industries, Inc.
Condensed Consolidated Stockholders' Statement of Equity
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	May 26, 2018	May 27, 2017	May 26, 2018	May 27, 2017
Common stock and paid-in capital
Balance, beginning of period	$106,609	$105,093	$106,289	$58,605
Issuance of common stock	(57)	(2)	(1,625)	44,981
Stock-based compensation, net of forfeitures	3,515	641	5,403	2,146
Balance, end of period	110,067	105,732	110,067	105,732

Retained earnings
Balance, beginning of period	712,809	641,192	679,138	620,546
Net income	32,521	19,391	72,567	46,407
Common stock dividends	(3,182)	(6,368)	(9,557)	(12,738)
Balance, end of period	742,148	654,215	742,148	654,215

Accumulated comprehensive income (loss)
Balance, beginning of period	907	(900)	(1,023)	10,975
Other comprehensive income (loss)	136	(52)	2,066	(11,927)
Balance, end of period	1,043	(952)	1,043	(952)

Treasury stock
Balance, beginning of period	(342,516)	(342,770)	(342,730)	(421,767)
Issuance of common stock	57	3	1,712	80,329
Stock-based compensation, net of forfeitures	25	24	62	60
Payments for the purchase of common stock	(5,003)	(2)	(6,481)	(1,367)
Balance, end of period	(347,437)	(342,745)	(347,437)	(342,745)
Total stockholders' equity	$505,821	$416,250	$505,821	$416,250

See notes to condensed consolidated financial statements.

Winnebago Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1: Basis of Presentation
The "Company," "we," "our" and "us" are used interchangeably to refer to Winnebago Industries, Inc. and its wholly-owned subsidiaries, as appropriate in the context.

We were incorporated under the laws of the state of Iowa on February 12, 1958 and adopted our present name on February 28, 1961. Our primary offices are located at 605 West Crystal Lake Road in Forest City, Iowa. Our telephone number is (641) 585-3535; our website is www.winnebagoind.com. Our common stock trades on the NYSE under the symbol WGO.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation as prescribed by GAAP.

The consolidated statements of income and comprehensive income for the third quarter and first nine months of Fiscal 2018 are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the fiscal year ended August 26, 2017.

Fiscal Period
We follow a 52-/53-week fiscal year, ending the last Saturday in August. Both Fiscal 2018 and Fiscal 2017 are 52-week years.

Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for the related income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016 (our Fiscal 2018), including interim periods within those annual reporting periods. We adopted this ASU in the interim quarterly reporting period ended November 25, 2017. Amendments requiring recognition of excess tax benefits and tax deficiencies in the statements of income and comprehensive income resulted in $0.6 million of excess tax benefits recorded as a reduction of income tax expense upon adoption for the three months ended November 25, 2017. The reduction in income tax expense also reduced the effective tax rate by 2.2% and added $0.02 to income per share for the quarter ended November 25, 2017. Amendments related to the presentation of excess tax benefits and employee taxes paid when an employer withholds shares to meet the minimum statutory withholding requirement required no change to the statement of cash flows. There were no material impacts on the consolidated financial statements of the Company, which adopted a policy of accounting for forfeitures when they occur.

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

New Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which establishes a comprehensive new model for the recognition of revenue from contracts with customers. This model is based on the core principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities have the option of using either retrospective transition or a modified approach in applying the new standard. The standard is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2017 (our Fiscal 2019). Early adoption is permitted.

We have performed an evaluation that included a review of representative contracts with key customers and the performance obligations contained therein, as well as a review of our commercial terms and practices across each of our segments. Based on our preliminary review, we do not expect adoption to have a material impact on our consolidated financial statements but further work to substantiate this preliminary conclusion is underway. We continue to assess the impact of the standard on our disclosures and our internal controls over financial reporting.

We plan to adopt this standard in the first quarter of our Fiscal 2019. Providing we ultimately conclude that the impacts of adoption are immaterial, we would expect to use the modified retrospective method. Under this method, we would recognize the cumulative effect of the changes in retained earnings at the date of adoption, but would not restate prior periods.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The new standard must be adopted on a modified retrospective basis for fiscal years beginning after December 15, 2018 (our Fiscal 2020), including interim periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220), which allows for a reclassification of stranded tax effects from the Tax Act from AOCI to retained earnings. This ASU is effective for fiscal years beginning after December 15, 2018 (our Fiscal 2020). We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and do not expect adoption to have a material impact.

Subsequent Event
On June 4, 2018, we acquired 100% of the ownership interests of Chris-Craft, a privately-owned company based in Sarasota Florida.  Chris-Craft manufactures and sells premium quality boats in the recreational powerboat industry through an established global network of independent authorized dealers.

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

The final allocation of the purchase price to assets acquired and liabilities assumed was as follows:

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

The goodwill recognized is primarily attributable to the value of the workforce, reputation of founders, customer and dealer growth opportunities and expected synergies. Key areas of cost synergies include increased purchasing power for raw materials and supply chain consolidation. Goodwill is expected to be mostly deductible for tax purposes. As of May 26, 2018, goodwill increased $2.0 million as compared to the end of Fiscal 2017. The increase is due to the final purchase price adjustment made for taxes in the first quarter of Fiscal 2018.

The allocation of the purchase price to the net assets acquired and liabilities assumed resulted in the recognition of intangible assets with fair value on the closing date of November 8, 2016 and amortization accumulated from the closing date through May 26, 2018 as follows:

		May 26, 2018		August 26, 2017
(In thousands)	Weighted Average Life-Years	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Trade name	Indefinite	$148,000	$—	$148,000	$—
Dealer network	12.0	80,500	10,365	80,500	5,348
Backlog	0.5	18,000	18,000	18,000	18,000
Non-compete agreements	4.0	4,600	1,836	4,600	1,116
Leasehold interest-favorable	8.1	2,000	380	2,000	196
Total		253,100	$30,581	253,100	$24,660
Accumulated amortization		(30,581)		(24,660)
Net book value of intangible assets		$222,519		$228,440

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
For the three months ended May 26, 2018 and May 27, 2017, amortization of intangible assets charged to operations was $1.9 million and $10.2 million, respectively. For the nine months ended May 26, 2018 and May 27, 2017, amortization of intangible assets charged to operations was $5.9 million and $22.6 million, respectively. The weighted average remaining amortization period for intangible assets as of May 26, 2018 was approximately 10.3 years. Remaining estimated aggregate annual amortization expense by fiscal year is as follows:

(In thousands)	Amount
Remainder of 2018	$1,933
2019	7,733
2020	7,733
2021	7,733
2022	7,106
Thereafter	42,281
Within the Towable segment, the results of Grand Design's operations have been included in our consolidated financial statements from the close of the acquisition. The following table provides net revenues and operating income (which includes amortization expense) from the Grand Design business included in our consolidated results during the nine months ended May 26, 2018 and May 27, 2017 following the November 8, 2016 closing date:

	Nine Months Ended
(In thousands)	May 26, 2018	May 27, 2017
Net revenues	$719,030	$366,309
Operating income	91,452	27,083

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

	Nine Months Ended
(In thousands, except per share data)	May 26, 2018	May 27, 2017(1)
Net revenues	$1,480,641	$1,187,849
Net income	72,675	66,009
Income per share - basic	2.30	2.09
Income per share - diluted	2.28	2.08

(1)	Net income and income per share include the increased benefit of $16.3 million, net of tax, associated with the termination of the postretirement health care plan in Fiscal 2017.

The unaudited pro forma data above includes the following significant non-recurring adjustments made to account for certain costs, which would have changed if the acquisition of Grand Design had been completed on August 30, 2015:

	Nine Months Ended
(In thousands)	May 26, 2018	May 27, 2017(1)
Amortization of intangibles (1 year or less useful life)	$(122)	$(18,601)
Increase in amortization of intangibles	—	1,551
Expenses related to business combination (transaction costs)	(50)	(6,432)
Interest to reflect new debt structure	—	3,672
Taxes related to the adjustments to the pro forma data and to the income of Grand Design	64	11,513

(1)	Pro forma transaction costs include $0.1 million incurred by Grand Design prior to acquisition.

We incurred approximately $6.9 million of acquisition-related costs to date, of which $0.1 million and $6.4 million were expensed during the nine months ended May 26, 2018 and May 27, 2017, respectively.

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

We evaluate the performance of our reportable segments based on Adjusted EBITDA after corporate allocations. EBITDA is defined as net income before interest expense, provision for income taxes, and depreciation and amortization expense. Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation and amortization expense, and other adjustments made in order to present comparable results from period to period. We have included this non-GAAP performance measure as a comparable measure to illustrate the effect of non-recurring transactions occurring during the quarter and improve comparability of our results from period to period.  We believe EBITDA and Adjusted EBITDA provide meaningful supplemental information about our operating performance because each measure excludes amounts that we do not consider part of our core operating results when assessing our performance. Examples of items excluded from Adjusted EBITDA include the postretirement health care benefit income from terminating the plan and transaction costs related to our acquisition of Grand Design. These types of adjustments are also specified in the definition of certain measures required under the terms of our Credit Agreement.

Management uses these non-GAAP financial measures (a) to evaluate our historical and prospective financial performance and trends as well as its performance relative to competitors and peers; (b) to measure operational profitability on a consistent basis; (c) in presentations to the members of our board of directors to enable our board of directors to have the same measurement basis of operating performance as is used by management in its assessments of performance and in forecasting and budgeting for our company; (d) to evaluate potential acquisitions; and, (e) to ensure compliance with covenants and restricted activities under the terms of our Credit Agreement. We believe these non-GAAP financial measures are frequently used by securities analysts, investors and other interested parties to evaluate companies in our industry.

The following table shows information by reporting segment:

	Three Months Ended		Nine Months Ended
(In thousands)	May 26, 2018	May 27, 2017	May 26, 2018	May 27, 2017
Net revenues
Motorized	$249,245	$241,670	$641,602	$635,732
Towable	313,016	234,694	839,039	456,451
Consolidated	$562,261	$476,364	$1,480,641	$1,092,183

Adjusted EBITDA
Motorized	$9,319	$14,567	$16,518	$36,521
Towable	44,042	32,761	111,636	54,557
Consolidated	$53,361	$47,328	$128,154	$91,078

Capital expenditures
Motorized	$2,643	$1,527	$7,383	$6,626
Towable	3,805	1,275	10,740	3,114
Consolidated	$6,448	$2,802	$18,123	$9,740

Total assets
Motorized	$301,667	$275,673	$301,667	$275,673
Towable	613,162	572,977	613,162	572,977
Unallocated corporate assets	50,881	41,701	50,881	41,701
Consolidated	$965,710	$890,351	$965,710	$890,351

Reconciliation of net income to consolidated Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
(In thousands)	May 26, 2018	May 27, 2017	May 26, 2018	May 27, 2017
Net income	$32,521	$19,391	$72,567	$46,407
Interest expense	4,172	5,265	13,871	11,571
Provision for income taxes	11,684	10,258	28,478	23,794
Depreciation	2,351	1,859	6,679	5,287
Amortization of intangible assets	1,933	10,159	5,921	22,578
EBITDA	52,661	46,932	127,516	109,637
Postretirement health care benefit income	—	—	—	(24,796)
Transaction costs	800	450	850	6,374
Non-operating income	(100)	(54)	(212)	(137)
Adjusted EBITDA	$53,361	$47,328	$128,154	$91,078

Note 4: Concentration Risk

During the first nine months of Fiscal 2018, no dealer organization accounted for 10% or more of our consolidated revenues. During the first nine months of Fiscal 2017, La Mesa RV Center, Inc. accounted for 10.9% of our consolidated net revenue and FreedomRoads, LLC accounted for 10.6% of our consolidated net revenues. These dealers declined on a relative basis due to the growth of other dealers and a shift in dealer mix attributable to the addition of Grand Design revenue.

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

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at May 26, 2018 and August 26, 2017 according to the valuation techniques we used to determine their fair values:

		Fair Value Measurements Using Inputs Considered As
(In thousands)	Fair Value at May 26, 2018	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs
Assets that fund deferred compensation:
Domestic equity funds	$1,474	$1,436	$38	$—
International equity funds	161	142	19	—
Fixed income funds	150	66	84	—
Interest rate swap contract	2,095	—	2,095	—
Total assets at fair value	$3,880	$1,644	$2,236	$—

		Fair Value Measurements Using Inputs Considered As
(In thousands)	Fair Value at August 26, 2017	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs
Assets that fund deferred compensation:
Domestic equity funds	$1,708	$1,671	$37	$—
International equity funds	174	157	17	—
Fixed income funds	259	170	89	—
Interest rate swap contract	(828)	—	(828)	—
Total assets (liabilities) at fair value	$1,313	$1,998	$(685)	$—

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

Interest Rate Swap Contract
Under terms of our Credit Agreement (see Note 9), we were previously required to hedge a portion of the floating interest rate exposure. In accordance with that requirement, on January 23, 2017, we entered into an interest swap contract, which effectively fixed our interest rate for our Term Loan for a notional amount that reduces each December during the swap contract. As of May 26, 2018, we had $170.0 million of our Term Loan fixed at an interest rate of 5.32%. As of August 26, 2017, we had $200.0 million of our Term Loan fixed at an interest rate of 6.32%.

The fair value of the interest rate swap based on a Level 2 valuation was an asset of $2.1 million as of May 26, 2018. The fair value is classified as Level 2 as it is corroborated based on observable market data. This amount is classified as non-current and included in other assets on the consolidated balance sheets. The change in value in the third quarter was predominately recorded to accumulated other comprehensive income on the consolidated balance sheets since the interest rate swap has been designated for hedge accounting.

Assets and Liabilities that are measured at Fair Value on a Non-recurring Basis
Our non-financial assets, which include goodwill, intangible assets, and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, we must evaluate the non-financial asset for impairment. If an impairment did occur, the asset is required to be recorded at the estimated fair value. During the first nine months of Fiscal 2018 and Fiscal 2017, no impairments were recorded for non-financial assets.

The carrying value of our debt as of May 26, 2018 approximates fair value as interest is at variable market rates.

Note 6: Inventories
Inventories consist of the following:

(In thousands)	May 26, 2018	August 26, 2017
Finished goods	$34,954	$16,947
Work-in-process	60,206	60,818
Raw materials	118,875	99,919
Total	214,035	177,684
LIFO reserve	(36,657)	(35,419)
Total inventories	$177,378	$142,265
The above value of inventories, before reduction for the LIFO reserve, approximates replacement cost at the respective dates. Of the $214.0 million and $177.7 million inventory at May 26, 2018 and August 26, 2017, respectively, $179.1 million and $149.8 million is valued on a LIFO basis. The remaining inventories of $34.9 million and $27.9 million at May 26, 2018 and August 26, 2017, respectively, are valued on a FIFO basis.

Note 7: Property, Plant and Equipment
Property, plant and equipment is stated at cost, net of accumulated depreciation and consists of the following:

(In thousands)	May 26, 2018	August 26, 2017
Land	$4,647	$3,914
Buildings and building improvements	82,780	73,831
Machinery and equipment	101,525	99,952
Software	22,078	17,844
Transportation	8,543	8,993
Total property, plant and equipment, gross	219,573	204,534
Less accumulated depreciation	(137,092)	(132,974)
Total property, plant and equipment, net	$82,481	$71,560

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

Changes in our product warranty liability are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	May 26, 2018	May 27, 2017	May 26, 2018	May 27, 2017
Balance at beginning of period	$34,988	$25,030	$30,805	$12,412
Provision	11,645	10,202	31,881	21,832
Claims paid	(9,189)	(7,176)	(25,242)	(19,092)
Acquisition of Grand Design	—	—	—	12,904
Balance at end of period	$37,444	$28,056	$37,444	$28,056

Note 9: Long-Term Debt

The components of long-term debt are as follows:

(In thousands)	May 26, 2018	August 26, 2017
ABL	$—	$—
Term Loan	260,000	284,000
Gross long-term debt, excluding issuance costs	260,000	284,000
Less: debt issuance cost, net	(8,202)	(9,424)
Long-term debt, net of issuance costs	251,798	274,576
Less: current maturities	—	(2,850)
Long-term debt, less current maturities	$251,798	$271,726

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
Under the ABL, we have a five-year credit facility on a revolving basis, subject to availability under a borrowing base consisting of eligible accounts receivable and eligible inventory. The ABL is available for issuance of letters of credit to a specified limit of $10.0 million. We pay a commitment fee in the range of 0.25% - 0.375% on the amount of facility available, but unused. We can elect to base the interest rate on various base rates plus specific spreads depending on the amount of borrowings outstanding. We currently pay interest on ABL borrowings at a floating rate based upon LIBOR plus 1.25%.
Under the Term Loan, we can elect to base the interest rate on various base rates plus specific spreads. The interest rate as of May 26, 2018 was based on LIBOR plus 3.5%. The Term Loan agreement currently requires quarterly payments in the amount of $3.75 million with all amounts then outstanding due on November 8, 2023. We have made voluntary prepayments that have extended the opportunity to defer quarterly payments, at our option, until December 31, 2019. There are mandatory prepayments for proceeds of new debt, sale of significant assets or subsidiaries, and excess cash flow as those terms are defined in the Term Loan. Incremental term loans of up to $125.0 million are available if certain financial ratios and other conditions are met.
The Credit Agreement contains certain financial covenants. As of May 26, 2018, we are in compliance with all financial covenants of the Credit Agreement.
The ABL and Term Loan are guaranteed by Winnebago Industries, Inc. and all material direct and indirect domestic subsidiaries, and are secured by a security interest in substantially all of our assets, except minor excluded assets.
Unamortized debt issuance costs of $0.6 million related to the voluntary prepayment on the Term Loan was expensed in the nine months ended May 26, 2018.

Aggregate contractual maturities of debt in future fiscal years are as follows as of May 26, 2018:

(In thousands)	Amount
2018	$—
2019	—
2020	10,250
2021	15,000
2022	15,000
Thereafter	219,750
Total debt	$260,000

Note 10: Employee and Retiree Benefits
Deferred compensation liabilities are as follows:

(In thousands)	May 26, 2018	August 26, 2017
Non-qualified deferred compensation	$15,244	$16,476
Executive share option plan liability	1,256	1,498
SERP benefit liability	2,293	2,534
Executive deferred compensation	422	447
Officer stock-based compensation	1,096	1,664
Total deferred compensation	20,311	22,619
Less current portion	(4,579)	(3,349)
Long-term deferred compensation	$15,732	$19,270

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

Net periodic postretirement benefit income consisted of the following components:

	Three Months Ended		Nine Months Ended
(In thousands)	May 26, 2018	May 27, 2017	May 26, 2018	May 27, 2017
Interest cost	$—	$—	$—	$29
Service cost	—	—	—	16
Amortization of prior service benefit	—	—	—	(40,444)
Amortization of net actuarial loss	—	—	—	15,648
Net periodic postretirement benefit income	$—	$—	$—	$(24,751)

Payments for postretirement health care	$—	$—	$—	$68

Note 11: Shareholders' Equity
Stock-Based Compensation
We have a 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan (as amended, the "Plan") in place as approved by shareholders, which allows us to grant or issue non-qualified stock options, incentive stock options, share awards, and other equity compensation to key employees and to non-employee directors.
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

Stock-based compensation expense was $1.4 million and $0.7 million during the third quarters of Fiscal 2018 and 2017, respectively. Stock-based compensation expense was $5.0 million and $2.2 million during the first nine months of Fiscal 2018 and 2017, respectively. Compensation expense is recognized over the requisite service period of the award.
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

On March 14, 2018, the Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock, which was paid on April 25, 2018 to shareholders of record at the close of business on April 11, 2018.

On May 23, 2018, the Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock, payable on July 5, 2018 to shareholders of record at the close of business on June 20, 2018.

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
Our repurchase agreements provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 18 months, provide that our liability will be the lesser of remaining principal owed by the dealer to the lending institution, or dealer invoice less periodic reductions based on the time since the date of the original invoice. In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of RVs to repurchase current inventory if a dealership exits the business. Our total contingent liability on all repurchase agreements was approximately $920.1 million and $713.1 million at May 26, 2018 and August 26, 2017, respectively, with the increase attributed primarily due to growth in the Towable segment.
Our risk of loss related to these repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on the repurchase exposure as previously described and our historical loss experience, we established an associated loss reserve. Our accrued losses on repurchases were $1.0 million as of May 26, 2018 and $0.7 million as of August 26, 2017 and are included in accrued expenses - other on the condensed consolidated balance sheets. Repurchase risk is affected by the credit worthiness of our dealer network, and we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to establish the loss reserve for repurchase commitments.
There was no material activity related to repurchase agreements during the three and nine months ended May 26, 2018 and May 27, 2017.

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

Our effective tax rate decreased from 33.9% for the nine months ended May 27, 2017 to 28.2% for the nine months ended May 26, 2018 due primarily to the enactment of the Tax Act on December 22, 2017. One of the most significant provisions of this legislation was a reduction in the Federal corporate income tax rate from 35% to 21% effective beginning January 1, 2018. With our fiscal year ending on August 25, 2018, our blended Federal statutory tax rate for Fiscal 2018 is expected to be approximately 26%. Most of the remaining significant provisions of the Tax Act take effect in our Fiscal 2019.

In December 2017, the SEC issued SAB 118, which has since been codified by the release of ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, to provide guidance for companies that allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts under ASC 740. In accordance with this guidance, a company must reflect the income tax effect of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company's accounting for certain income tax effects of the Tax Act is incomplete, but it is able to determine a reasonable estimate, the company must record a provisional estimate in the financial statements.

In accordance with ASC 740, as of the date of enactment, and during the three months ended February 24, 2018, we recorded a non-cash provisional estimate of $1.4 million to income tax expense and a corresponding reduction in the net deferred tax asset as a result of revaluing all deferred tax assets and liabilities at the newly enacted Federal corporate income tax rate. For the three months ended May 26, 2018, we recorded an additional non-cash provisional estimate of $0.2 million to income tax expense and a corresponding reduction in the net deferred tax asset based on revisions to the provisional estimate.

We are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the measurement of our deferred tax balances and cause us to revise our estimate in future periods. These impacts may be material, due to, among other things, further refinement of our calculations, changes in interpretations of the Tax Act, or issuance of additional guidance by the relevant tax authorities.

We file a US Federal tax return, as well as returns in various international and state jurisdictions. Although certain years are no longer subject to examination by the IRS and various state taxing authorities, net operating loss carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities. As of May 26, 2018, our Federal returns from Fiscal 2014 to present continue to be subject to review by the IRS. With few exceptions, the state returns from Fiscal 2013 to present continue to be subject to review by the state taxing jurisdictions.

As of May 26, 2018, our unrecognized tax benefits were $1.7 million, including accrued interest and penalties of $0.5 million. If we were to prevail on all unrecognized tax benefits recorded, $1.5 million of the $1.7 million would benefit the overall effective tax rate. It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits as tax expense. We do not believe that there will be a significant change in the total amount of unrecognized tax benefits within the next twelve months.

Note 14: Income Per Share
The following table reflects the calculation of basic and diluted income per share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	May 26, 2018	May 27, 2017	May 26, 2018	May 27, 2017
Income per share - basic
Net income	$32,521	$19,391	$72,567	$46,407
Weighted average shares outstanding	31,582	31,587	31,617	30,333
Net income per share - basic	$1.03	$0.61	$2.30	$1.53

Income per share - diluted
Net income	$32,521	$19,391	$72,567	$46,407
Weighted average shares outstanding	31,582	31,587	31,617	30,333
Dilutive impact of awards and options outstanding	171	104	208	115
Weighted average shares and potential dilutive shares outstanding	31,753	31,691	31,825	30,448
Net income per share - diluted	$1.02	$0.61	$2.28	$1.52

The computation of weighted average shares and potential dilutive shares outstanding excludes the effect of options to purchase 89,710 and 61,000 shares of common stock for the three months ended May 26, 2018 and May 27, 2017, respectively, and 58,860 and 61,000 shares of common stock for the nine months ended May 26, 2018 and May 27, 2017, respectively. These amounts were not included in the computation of diluted income per share because they are considered anti-dilutive under the treasury stock method per ASC 260, Earnings Per Share.

Note 15: Accumulated Other Comprehensive Income (Loss)

Changes in AOCI by component, net of tax, were:

	Three Months Ended
	May 26, 2018			May 27, 2017
(In thousands)	Defined Benefit Pension Items	Interest Rate Swap	Total	Defined Benefit Pension Items	Interest Rate Swap	Total
Balance at beginning of period	$(496)	$1,403	$907	$(461)	$(439)	$(900)

OCI before reclassifications	—	129	129	—	(58)	(58)
Amounts reclassified from AOCI	7	—	7	6	—	6
Net current-period OCI	7	129	136	6	(58)	(52)

Balance at end of period	$(489)	$1,532	$1,043	$(455)	$(497)	$(952)

	Nine Months Ended
	May 26, 2018			May 27, 2017
(In thousands)	Defined Benefit Pension Items	Interest Rate Swap	Total	Defined Benefit Pension Items	Interest Rate Swap	Total
Balance at beginning of period	$(509)	$(514)	$(1,023)	$10,975	$—	$10,975

OCI before reclassifications	—	2,046	2,046	3,903	(497)	3,406
Amounts reclassified from AOCI	20	—	20	(15,333)	—	(15,333)
Net current-period OCI	20	2,046	2,066	(11,430)	(497)	(11,927)

Balance at end of period	$(489)	$1,532	$1,043	$(455)	$(497)	$(952)

Reclassifications out of AOCI in net periodic benefit costs, net of tax, were:

		Three Months Ended		Nine Months Ended
(In thousands)	Location on Consolidated Statements of Income and Comprehensive Income	May 26, 2018	May 27, 2017	May 26, 2018	May 27, 2017
Amortization of prior service credit	SG&A	$—	$—	$—	$(25,035)
Amortization of net actuarial loss	SG&A	7	6	20	9,702
Total reclassifications		$7	$6	$20	$(15,333)

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

Forward-Looking Information

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements are inherently uncertain. A number of factors could cause actual results to differ materially from these statements, including, but not limited to, competition and new product introductions by competitors, our ability to attract and retain qualified personnel, business or production disruptions, sales order cancellations, risk related to compliance with debt covenants and leverage ratios, stock price volatility, availability of labor, a slowdown in the economy, low consumer confidence, the effect of global tensions, increases in interest rates, availability of credit, risk related to cyclicality and seasonality, slower than anticipated sales of new or existing products, integration of operations relating to merger and acquisition activities generally, inadequate liquidity or capital resources, inventory and distribution channel management, our ability to innovate, our reliance on large dealer organizations, significant increase in repurchase obligations, availability and price of fuel, availability of chassis and other key component parts, increased material and component costs, exposure to warranty claims, ability to protect our intellectual property, exposure to product liability claims, dependence on information systems and web applications, any unexpected expenses related to ERP, risk related to data security, governmental regulation, including for climate change, and risk related to anti-takeover provisions applicable to us and other factors. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested is contained in our filings with the SEC over the last 12 months, copies of which are available from the SEC or from us upon request. We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this release or to reflect any changes in expectations after the date of this release or any change in events, conditions or circumstances on which any statement is based, except as required by law.

Overview
Winnebago Industries, Inc. is a leading US manufacturer of RVs with a proud history of manufacturing RV products for 60 years. We currently produce a large majority of our motorhomes in vertically integrated manufacturing facilities in Iowa, and we produce all of our travel trailer and fifth wheel trailers in Indiana. We are in the process of expanding some motorhome manufacturing to Junction City, Oregon. We distribute our products primarily through independent dealers throughout the US and Canada, who then retail the products to the end consumer.
Non-GAAP Reconciliation

This MD&A includes financial information prepared in accordance with GAAP, as well as certain adjusted or non-GAAP financial measures such as EBITDA and Adjusted EBITDA. These non-GAAP financial measures, which are not calculated or presented in accordance with GAAP, have been provided as information supplemental and in addition to the financial measures presented in accordance with GAAP. Such non-GAAP financial measures should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented herein. The non-GAAP financial measures presented may differ from similar measures used by other companies.

Refer to the Consolidated Results of Operations-Current Quarter Compared to the Comparable Quarter Last Year and Consolidated Results of Operations-First Nine Months of Fiscal 2018 Compared to the Comparable Nine Months of Fiscal 2017 for a detailed reconciliation of items that impacted EBITDA and Adjusted EBITDA. EBITDA is defined as net income before interest expense, provision for income taxes, and depreciation and amortization expense. Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation and amortization expense, and other adjustments made in order to present comparable results from period to period. We have included this non-GAAP performance measure as a comparable measure to illustrate the effect of non-recurring transactions occurring during the quarter and improve comparability of our results from period to period.  We believe EBITDA and Adjusted EBITDA provide meaningful supplemental information about our operating performance because each measure excludes amounts that we do not consider part of our core operating results when assessing our performance. Examples of items excluded from Adjusted EBITDA include the postretirement health care benefit income from terminating the plan and transaction costs related to our acquisition of Grand Design. These types of adjustments are also specified in the definition of certain measures required under the terms of our Credit Agreement.

Management uses these non-GAAP financial measures (a) to evaluate our historical and prospective financial performance and trends as well as its performance relative to competitors and peers; (b) to measure operational profitability on a consistent basis; (c) in presentations to the members of our board of directors to enable our board of directors to have the same measurement basis of operating performance as is used by management in its assessments of performance and in forecasting and budgeting for our company; (d) to evaluate potential acquisitions; and, (e) to ensure compliance with covenants and restricted activities under the terms of our Credit Agreement. We believe these non-GAAP financial measures are frequently used by securities analysts, investors and other interested parties to evaluate companies in our industry.

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

Subsequent Event

Subsequent to the third quarter of Fiscal 2018, we acquired 100% of the ownership interests of Chris-Craft, a privately-owned company based in Sarasota Florida. Chris-Craft manufactures and sells premium quality boats in the recreational powerboat industry through an established global network of independent authorized dealers.

Industry Trends

Key reported statistics for the North American RV industry are as follows:

•	Wholesale unit shipments: RV product delivered to the dealers, which is reported monthly by RVIA

•	Retail unit registrations: consumer purchases of RVs from dealers, which is reported by Stat Surveys

We track RV industry conditions using these key statistics to monitor trends and evaluate and understand our performance relative to the overall industry. The rolling twelve months shipment and retail information for 2018 and 2017, as noted below, illustrates that the RV industry continues to grow at the wholesale and retail level. We believe that retail demand is the key driver to continued growth in the industry.

	US and Canada Industry
	Wholesale Unit Shipments per RVIA				Retail Unit Registrations per Stat Surveys
	Rolling 12 Months through April				Rolling 12 Months through April
	2018	2017	Unit Change	% Change	2018	2017	Unit Change	% Change
Towable (1)	448,693	376,022	72,671	19.3%	404,225	363,369	40,856	11.2%
Motorized (2)	64,715	57,133	7,582	13.3%	57,647	52,990	4,657	8.8%
Combined	513,408	433,155	80,253	18.5%	461,872	416,359	45,513	10.9%

(1)	Towable: Fifth wheel and travel trailer products

(2)	Motorized: Class A, B and C products

The most recent towable and motorized RVIA wholesale shipment forecasts for calendar years 2018 and 2017, as noted in the table below, illustrates continued projected growth of the industry. The outlook for future growth in RV sales is based on continued modest gains in job and disposable income prospects as well as low inflation, and takes into account the impact of slowly rising interest rates, a strong US dollar and continued weakness in energy production and prices.

	Calendar Year
Wholesale Unit Shipment Forecast per RVIA(1)	2018	2017	Unit Change	% Change
Towable	462,600	429,500	33,100	7.7%
Motorized	66,800	62,700	4,100	6.5%
Combined	529,400	492,200	37,200	7.6%

(1)
Forecast prepared by Dr. Richard Curtin of the University of Michigan Consumer Survey Research Center for RVIA and reported in the Roadsigns RV Summer 2018 Industry Forecast Issue. Unit forecasts exclude folding camper and truck camper categories.

Market Share

Our retail unit market share, as reported by Stat Surveys based on state records, is illustrated below. Note that this data is subject to adjustment and is continuously updated.

	Rolling 12 Months Through April		Calendar Year
	2018	2017(1)	2017(1)	2016(1)	2015
Motorized A, B, C	16.2%	17.0%	16.2%	18.0%	20.5%
Travel trailer and fifth wheels	6.7%	3.1%	6.1%	1.7%	0.9%

(1)	Travel trailer and fifth wheels include retail unit market share for Grand Design since acquisition on November 8, 2016.

Debt Repricing

Effective December 8, 2017, we amended our Credit Agreement to reprice $260.0 million of Term Loan debt. The revised interest rate is LIBOR plus 3.5%, down from the previous rate of LIBOR plus 4.5%. Prior to this repricing, $19.7 million was drawn on our ABL and the proceeds from the ABL borrowing were used to voluntarily pay down our Term Loan. Various other amendments were made to our ABL providing us with reduced borrowing costs and facility fees under the ABL. The requirement to hedge a portion of the Term Loan floating rate interest exposure was also removed from the ABL, providing greater flexibility under the Credit Agreement.

Facility Expansion

During Fiscal 2017, our Board of Directors approved two large facility expansion projects in the fast growing Towable segment. The Grand Design expansion project consisted of two new production facilities. The first was completed in January 2018, and we have seen an increase in units produced beginning in the second quarter of Fiscal 2018. The second building in the Grand Design expansion project was completed in the third quarter of Fiscal 2018. The facility expansion in the Winnebago-branded Towable division is expected to be completed in early Fiscal 2019.

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

The following table illustrates the cumulative project costs:

	Fiscal 2018			Fiscal	Fiscal	Fiscal	Cumulative
(In thousands)	Q3	Q2	Q1	2017	2016	2015	Investment
Capitalized	$1,549	$1,271	$1,416	$1,881	$7,798	$3,291	$17,206	58%
Expensed	435	420	387	2,601	5,930	2,528	12,301	42%
Total	$1,984	$1,691	$1,803	$4,482	$13,728	$5,819	$29,507	100%

In May of 2017, our Board of Directors approved continued investment in the ERP system and a change in implementation partner. The project is proceeding and the benefits are expected to be realized over the next several years. Total project costs are expected to be approximately $38.0 million.

Consolidated Results of Operations
Current Quarter Compared to the Comparable Quarter Last Year
The following is an analysis of changes in key items included in the consolidated statements of income and comprehensive income for the three months ended May 26, 2018 compared to the three months ended May 27, 2017:

	Three Months Ended
(In thousands, except per share data)	May 26, 2018	% of Revenues(1)	May 27, 2017	% of Revenues(1)	Increase (Decrease)	% Change
Net revenues	$562,261	100.0%	$476,364	100.0%	$85,897	18.0%
Cost of goods sold	476,747	84.8%	405,560	85.1%	71,187	17.6%
Gross profit	85,514	15.2%	70,804	14.9%	14,710	20.8%

Selling	13,100	2.3%	10,141	2.1%	2,959	29.2%
General and administrative	21,404	3.8%	15,194	3.2%	6,210	40.9%
Postretirement health care benefit income	—	—%	—	—%	—	—%
Transaction costs	800	0.1%	450	0.1%	350	77.8%
Amortization of intangible assets	1,933	0.3%	10,159	2.1%	(8,226)	(81.0)%
Total general and administrative	24,137	4.3%	25,803	5.4%	(1,666)	(6.5)%
Total SG&A	37,237	6.6%	35,944	7.5%	1,293	3.6%

Operating income	48,277	8.6%	34,860	7.3%	13,417	38.5%
Interest expense	4,172	0.7%	5,265	1.1%	(1,093)	(20.8)%
Non-operating income	(100)	—%	(54)	—%	(46)	85.2%
Income before income taxes	44,205	7.9%	29,649	6.2%	14,556	49.1%
Provision for income taxes	11,684	2.1%	10,258	2.2%	1,426	13.9%
Net income	$32,521	5.8%	$19,391	4.1%	$13,130	67.7%

Diluted income per share	$1.02		$0.61		$0.41	67.2%
Diluted average shares outstanding	31,753		31,691		62	0.2%

(1)	Percentages may not add due to rounding differences.
Consolidated net revenues increased in the third quarter of Fiscal 2018 compared to the third quarter of Fiscal 2017 primarily due to an increase in volume in our Towable segment.

Gross profit as a percentage of revenue increased in the third quarter of Fiscal 2018 compared to the same period a year ago due to a decrease in manufacturing costs as a percentage of revenue due to our Towable segment volume growth and cost savings initiatives. This was partially offset by inflationary input cost pressures and continued margin pressure in the Motorized segment due to ongoing expenses related to the ramp-up of our West Coast production facility and costs associated with new product start-up.

Selling expenses as a percentage of revenue increased in the third quarter of Fiscal 2018 compared to the third quarter of Fiscal 2017 primarily due to a mix change driven by volume growth in our Towable segment.
Total general and administrative expenses decreased in the third quarter of Fiscal 2018 compared to the same period a year ago due to the reduction of amortization of definite-lived intangible assets driven by the Grand Design acquisition in Fiscal 2017. This decrease was partially offset by an increase in general and administrative expenses related to investments in our business as well as an increase in transaction-related expenses due to the acquisition of Chris-Craft.
Interest expense decreased in the third quarter of Fiscal 2018 compared to the same period a year ago due to our Credit Agreement amendment during the second quarter of Fiscal 2018. This amendment resulted in a decrease to the interest rate spread by 1.0% on the Term Loan and 0.25% on the ABL. See Analysis of Financial Condition, Liquidity, and Resources and Note 9 to the Condensed Consolidated Financial Statements for further information.
The overall effective income tax rate for the third quarter of Fiscal 2018 was 26.4% compared to the effective tax rate of 34.6% for the same period in Fiscal 2017. The effective tax rate for the third quarter of Fiscal 2018 was favorably impacted by the enactment of the Tax Act. This decrease was primarily due to the decrease in the Federal rate as a result of the Tax Act.

Net income and diluted income per share increased in the third quarter of Fiscal 2018 compared to the same period a year ago primarily due to the increased gross profit rate, the lower SG&A rate, and the lower effective income tax rate.

Non-GAAP Reconciliation

The following table reconciles net income to consolidated EBITDA and Adjusted EBITDA for the three months ended May 26, 2018 and May 27, 2017.

	Three Months Ended
(In thousands)	May 26, 2018	May 27, 2017
Net income	$32,521	$19,391
Interest expense	4,172	5,265
Provision for income taxes	11,684	10,258
Depreciation	2,351	1,859
Amortization of intangible assets	1,933	10,159
EBITDA	52,661	46,932
Postretirement health care benefit income	—	—
Transaction costs	800	450
Non-operating expense	(100)	(54)
Adjusted EBITDA	$53,361	$47,328

Segment Results of Operations
The following is an analysis of key changes in our Motorized segment for the three months ended May 26, 2018 compared to the three months ended May 27, 2017:

Motorized
(In thousands, except units)	Three Months Ended
	May 26, 2018	% of Revenue	May 27, 2017	% of Revenue	Increase (Decrease)	% Change
Net revenues	$249,245		$241,670		$7,575	3.1%
Adjusted EBITDA	9,319	3.7%	14,567	6.0%	(5,248)	(36.0)%

Unit deliveries	May 26, 2018	Product Mix %(1)	May 27, 2017	Product Mix %(1)	Increase (Decrease)	% Change
Class A	722	25.3%	797	28.5%	(75)	(9.4)%
Class B	606	21.2%	471	16.9%	135	28.7%
Class C	1,528	53.5%	1,524	54.6%	4	0.3%
Total motorhomes	2,856	100.0%	2,792	100.0%	64	2.3%

Motorhome ASP	$85,950		$85,953		$(3)	—%

			As Of
Backlog(2)			May 26, 2018	May 27, 2017	Increase	% Change
Units			2,155	1,640	515	31.4%
Dollars			$193,079	$141,998	$51,081	36.0%

Dealer Inventory
Units			4,750	4,670	80	1.7%

(1)	Percentages may not add due to rounding differences.

(2)
We include in our backlog all accepted orders from dealers to generally be shipped within the next six months. Orders in backlog can be cancelled or postponed at the option of the dealer at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Motorized net revenues increased in the third quarter of Fiscal 2018 as compared to the third quarter of Fiscal 2017 due to an increase in the number of units sold.

Motorized unit deliveries increased in the third quarter of Fiscal 2018 as compared to the third quarter of Fiscal 2017 driven by the unit growth we have generated in our Class B and entry-level Class A products. Additionally, we have seen an increase in the backlog volumes in the third quarter of Fiscal 2018 as compared to the third quarter of Fiscal 2017 due largely to the introduction of new products. Dealer inventory increased slightly due to timing, noting that the number of backlog units has increased.

Motorized segment Adjusted EBITDA decreased in the third quarter of Fiscal 2018 as compared to the third quarter of Fiscal 2017 due to inflationary input cost pressures and continued margin pressure due to ongoing expenses related to the ramp-up of our West Coast production facility and costs associated with new product start-up.

The following is an analysis of key changes in our Towable segment for the three months ended May 26, 2018 compared to the three months ended May 27, 2017:

Towable
(In thousands, except units)	Three Months Ended
	May 26, 2018	% of Revenue	May 27, 2017	% of Revenue	Increase	% Change
Net revenues	$313,016		$234,694		$78,322	33.4%
Adjusted EBITDA	44,042	14.1%	32,761	14.0%	11,281	34.4%

Unit deliveries	May 26, 2018	Product Mix %(1)	May 27, 2017	Product Mix %(1)	Increase	% Change
Travel trailer	6,063	62.1%	4,359	58.5%	1,704	39.1%
Fifth wheel	3,703	37.9%	3,092	41.5%	611	19.8%
Total towables	9,766	100.0%	7,451	100.0%	2,315	31.1%

Towable ASP	$31,826		$31,459		$367	1.2%

			As Of
Backlog(2)			May 26, 2018	May 27, 2017	Increase	% Change
Units			9,968	8,657	1,311	15.1%
Dollars			$313,513	$269,965	$43,548	16.1%

Dealer Inventory
Units			15,986	9,520	6,466	67.9%

(1)	Percentages may not add due to rounding differences.

(2)
We include in our backlog all accepted orders from dealers to generally be shipped within the next six months. Orders in backlog can be cancelled or postponed at the option of the dealer at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Towable net revenues increased in the third quarter of Fiscal 2018 as compared to the third quarter of Fiscal 2017 primarily due to strong organic growth.

Towable unit deliveries grew in the third quarter of Fiscal 2018 as compared to the third quarter of Fiscal 2017 primarily due to volume growth in excess of recent industry trends. Our Towable market share increased from 3.1% to 6.7% when comparing shipments during the twelve-month trailing periods ended April 2017 and April 2018. Towable ASP increased slightly due to a mix change for the third quarter of Fiscal 2018 compared to the same period in Fiscal 2017.

Towable segment Adjusted EBITDA increased in the third quarter of Fiscal 2018 as compared to the third quarter of Fiscal 2017 due primarily to organic volume growth. Shipments grew faster than the industry as a result of greater penetration of our new products and further expansion of our distribution base. In addition to the growth in the Towable segment, profitability has increased due to the leverage of higher volume on the fixed cost components of our business as well as effective cost-savings initiatives.

Consolidated Results of Operations

First Nine Months of Fiscal 2018 Compared to the Comparable Nine Months of Fiscal 2017
The following is an analysis of changes in key items included in the consolidated statements of income and comprehensive income for the nine months ended May 26, 2018 compared to the nine months ended May 27, 2017:

	Nine Months Ended
(In thousands, except percent and per share data)	May 26, 2018	% of Revenues(1)	May 27, 2017	% of Revenues(1)	Increase (Decrease)	% Change
Net revenues	$1,480,641	100.0%	$1,092,183	100.0%	$388,458	35.6%
Cost of goods sold	1,264,635	85.4%	943,188	86.4%	321,447	34.1%
Gross profit	216,006	14.6%	148,995	13.6%	67,011	45.0%

Selling	37,443	2.5%	25,564	2.3%	11,879	46.5%
General and administrative	57,088	3.9%	37,640	3.4%	19,448	51.7%
Postretirement health care benefit income	—	—%	(24,796)	(2.3)%	24,796	(100.0)%
Transaction costs	850	0.1%	6,374	0.6%	(5,524)	(86.7)%
Amortization of intangible assets	5,921	0.4%	22,578	2.1%	(16,657)	(73.8)%
Total general and administrative	63,859	4.3%	41,796	3.8%	22,063	52.8%
Total SG&A	101,302	6.8%	67,360	6.2%	33,942	50.4%

Operating income	114,704	7.7%	81,635	7.5%	33,069	40.5%
Interest expense	13,871	0.9%	11,571	1.1%	2,300	19.9%
Non-operating income	(212)	—%	(137)	—%	(75)	54.7%
Income before income taxes	101,045	6.8%	70,201	6.4%	30,844	43.9%
Provision for income taxes	28,478	1.9%	23,794	2.2%	4,684	19.7%
Net income	$72,567	4.9%	$46,407	4.2%	$26,160	56.4%

Diluted income per share	$2.28		$1.52		$0.76	50.0%
Diluted average shares outstanding	31,825		30,448		1,377	4.5%

(1)	Percentages may not add due to rounding differences.
Consolidated net revenues increased in the first nine months of Fiscal 2018 compared to the first nine months of Fiscal 2017 primarily due to the acquisition of Grand Design and strong volume growth in our Towable segment.

Gross profit as a percentage of revenue increased in the first nine months of Fiscal 2018 compared to the first nine months of Fiscal 2017 due to the Towable segment, which operates at a higher gross profit, growing faster than the Motorized segment, and also due to effectiveness of cost savings initiatives.

Selling expenses increased in the first nine months of Fiscal 2018 compared to the first nine months of Fiscal 2017 primarily due to a mix change driven by volume growth in our Towable segment.
Total general and administrative expenses increased in the first nine months of Fiscal 2018 compared to the first nine months of Fiscal 2017 due primarily to the $24.8 million benefit recorded in Fiscal 2017 associated with the termination of the postretirement health care plan. The increase was partially offset by the reduction of amortization of definite-lived intangible assets and transaction-related expenses, both of which were driven by the Grand Design acquisition in Fiscal 2017.
Interest expense increased in the first nine months of Fiscal 2018 compared to the first nine months of Fiscal 2017, which was related to the ABL and Term Loan agreements associated with the acquisition of Grand Design. See Analysis of Financial Condition, Liquidity, and Resources and Note 9 to the Condensed Consolidated Financial Statements for further information.
The overall effective income tax rate for the first nine months of Fiscal 2018 was 28.2% compared to the effective income tax rate of 33.9% for the first nine months of Fiscal 2017. The effective rate for the first nine months of Fiscal 2018 was favorably impacted by the enactment of the Tax Act. This decrease was primarily due to the decrease in the Federal rate as a result of the Tax Act, which was partially offset by the associated remeasurement of our deferred tax assets.

Net income and diluted income per share increased in the first nine months of Fiscal 2018 compared to the first nine months of Fiscal 2017 primarily due to the increased gross profit rate and the lower effective income tax rate. These increases were partially offset by an increase in the SG&A rate.

Non-GAAP Reconciliation

The following table reconciles net income to consolidated EBITDA and Adjusted EBITDA for the nine months ended May 26, 2018 and May 27, 2017.

	Nine Months Ended
(In thousands)	May 26, 2018	May 27, 2017
Net income	$72,567	$46,407
Interest expense	13,871	11,571
Provision for income taxes	28,478	23,794
Depreciation	6,679	5,287
Amortization of intangible assets	5,921	22,578
EBITDA	127,516	109,637
Postretirement health care benefit income	—	(24,796)
Transaction costs	850	6,374
Non-operating income	(212)	(137)
Adjusted EBITDA	$128,154	$91,078

Segment Results of Operations
The following is an analysis of key changes in our Motorized segment:

Motorized
(In thousands, except units)	Nine Months Ended
	May 26, 2018	% of Revenue	May 27, 2017	% of Revenue	Increase (Decrease)	% Change
Net revenues	$641,602		$635,732		$5,870	0.9%
Adjusted EBITDA	16,518	2.6%	36,521	5.7%	(20,003)	(54.8)%

Unit deliveries	May 26, 2018	Product Mix %(1)	May 27, 2017	Product Mix %(1)	Increase (Decrease)	% Change
Class A	2,326	32.8%	2,263	32.8%	63	2.8%
Class B	1,387	19.6%	1,148	16.6%	239	20.8%
Class C	3,372	47.6%	3,488	50.6%	(116)	(3.3)%
Total motorhomes	7,085	100.0%	6,899	100.0%	186	2.7%

Motorhome ASP	$88,728		$91,162		$(2,434)	(2.7)%

			As Of
Backlog(2)			May 26, 2018	May 27, 2017	Increase	% Change
Units			2,155	1,640	515	31.4%
Dollars			$193,079	$141,998	$51,081	36.0%

Dealer Inventory
Units			4,750	4,670	80	1.7%

(1)	Percentages may not add due to rounding differences.

(2)
We include in our backlog all accepted orders from dealers to generally be shipped within the next six months. Orders in backlog can be cancelled or postponed at the option of the dealer at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Motorized net revenues increased in the first nine months of Fiscal 2018 as compared to the first nine months of Fiscal 2017 primarily due to an increase in the number of units sold.

Motorized unit deliveries grew slower than recent industry growth in the first nine months of Fiscal 2018 compared to the first nine months of Fiscal 2017. Our overall Motorized market share moved from 17.0% to 16.2% when comparing shipments during the twelve-month trailing periods ended April 2017 and April 2018 due to a mix change from our Class C products to our Class B and entry-level Class A products.

Motorized segment Adjusted EBITDA decreased in the first nine months of Fiscal 2018 as compared to the first nine months of Fiscal 2017 due to costs associated with ongoing expenses related to the ramp-up of our West Coast production facility and costs associated with new product start-up.

The following is an analysis of key changes in our Towable segment:

Towable
(In thousands, except units)	Nine Months Ended
	May 26, 2018	% of Revenue	May 27, 2017	% of Revenue	Increase	% Change
Net revenues	$839,039		$456,451		$382,588	83.8%
Adjusted EBITDA	111,636	13.3%	54,557	12.0%	57,079	104.6%

Unit deliveries	May 26, 2018	Product Mix %(1)	May 27, 2017	Product Mix %(1)	Increase	% Change
Travel trailer	16,495	61.3%	8,914	59.9%	7,581	85.0%
Fifth wheel	10,428	38.7%	5,960	40.1%	4,468	75.0%
Total towables	26,923	100.0%	14,874	100.0%	12,049	81.0%

Towables ASP	$31,361		$30,877		$484	1.6%

			As Of
Backlog(2)			May 26, 2018	May 27, 2017	Increase	% Change
Units			9,968	8,657	1,311	15.1%
Dollars			$313,513	$269,965	$43,548	16.1%

Dealer Inventory
Units			15,986	9,520	6,466	67.9%

(1)	Percentages may not add due to rounding differences.

(2)
We include in our backlog all accepted orders from dealers to generally be shipped within the next six months. Orders in backlog can be cancelled or postponed at the option of the dealer at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Towable net revenues increased in the first nine months of Fiscal 2018 as compared to the first nine months of Fiscal 2017 primarily due to the Fiscal 2017 acquisition of Grand Design in November 2016 and organic volume growth.

Towable unit deliveries grew in the first nine months of Fiscal 2018 as compared to the first nine months of Fiscal 2017 primarily due to Towable growth in excess of recent industry trends and due to the acquisition of Grand Design. With the addition of Grand Design in the first quarter of Fiscal 2017, our Towable market share increased from 3.1% to 6.7% when comparing shipments during the twelve-month trailing periods ended April 2017 and April 2018.

Towable segment Adjusted EBITDA increased in the first nine months of Fiscal 2018 as compared to the first nine months of Fiscal 2017 due to the favorable impact of organic growth. We achieved strong results in our Towable segment, where shipments grew much faster than the industry as a result of greater penetration of our new products and further expansion of our distribution base, as well as higher gross profit from cost savings initiatives.

Analysis of Financial Condition, Liquidity and Resources
Cash and cash equivalents decreased during the first nine months of Fiscal 2018 and totaled $39.0 million as of May 26, 2018. Significant liquidity events that occurred during the first nine months of Fiscal 2018 were:

•	Generated net income of $72.6 million

•	Total borrowings at May 26, 2018 were $260.0 million, and we have an additional $125.0 million available to borrow under the revolving credit agreement, subject to sufficient borrowing base

•	Net repayment of $24.0 million of debt ($43.7 million repayments less $19.7 million borrowings)

•	Increase in payables of $24.5 million partially offset by increases in receivables, prepaid and other assets of $21.3 million

•	Increase in inventory of $36.4 million

As described in Note 9 to the Condensed Consolidated Financial Statements, our Credit Agreement at May 26, 2018 consisted of a $300.0 million Term Loan and a $125.0 million ABL with JPMorgan Chase.

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

Working capital at May 26, 2018 and August 26, 2017 was $183.4 million and $147.0 million, respectively. We currently expect cash on hand, funds generated from operations, and the borrowing available under our Credit Agreement to be sufficient to cover both short-term and long-term operating requirements. We will continue to invest in our current motorhome facilities and our ERP system as well as expand our Towable facilities.

We repurchase our common stock and pay dividends pursuant to programs approved by our Board of Directors. Our long-term capital allocation strategy is to first fund operations and investments in growth and then return excess cash over time to shareholders through dividends and share repurchases.
On December 19, 2007, our Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $60 million. On October 18, 2017, our Board of Directors authorized a share repurchase program in the amount of $70.0 million. There is no time restriction on either authorization. During the first nine months of Fiscal 2018, we repurchased 134,803 shares of our common stock at a cost of $5.0 million. An additional 33,560 shares of our common stock at a cost of $1.5 million were repurchased to satisfy tax obligations on employee equity awards as they vested. Repurchased shares are retired and constitute authorized but unissued shares. We continually evaluate if share repurchases reflect a prudent use of our capital and, subject to compliance with our Credit Agreement, we may purchase shares in the remainder of Fiscal 2018. At May 26, 2018, we have $66.0 million remaining on our board repurchase authorization. See Part II, Item 2 of this Form 10-Q.
The following table summarizes our cash flows from total operations for the nine months ended May 26, 2018 and May 27, 2017:

	Nine Months Ended
(In thousands)	May 26, 2018	May 27, 2017
Total cash provided by (used in):
Operating activities	$61,012	$67,350
Investing activities	(17,890)	(403,531)
Financing activities	(40,038)	274,967
Increase (decrease) in cash and cash equivalents	$3,084	$(61,214)
Operating Activities
Cash provided by operating activities decreased for the nine months ended May 26, 2018 due to an increase in inventory, partially offset by growth in net income.
Investing Activities
Cash used in investing activities for the nine months ended May 26, 2018 consisted primarily of capital expenditures related to the capacity expansions taking place in our Towable segment. In the nine months ended May 27, 2017, cash used in investing activities consisted of the acquisition of Grand Design for which we paid cash of $394.7 million, net of cash acquired, in addition to issuing Winnebago stock with a value of $124.1 million at closing.

Financing Activities
Cash used in financing activities for the nine months ended May 26, 2018 consisted of payments on the Credit Agreement, dividends payments, and share repurchases; these were partially offset by cash proceeds on the Credit Agreement. Cash provided by financing activities for the nine months ended May 27, 2017 consisted of cash proceeds from the Credit Agreement of $366.4 million, partially offset by payments on the Credit Agreement of $69.4 million, $11.0 million for the payment of debt issuance costs, and $9.6 million for the payment of dividends.

Significant Accounting Policies
We describe our significant accounting policies in Note 1: Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 26, 2017. We discuss our critical accounting estimates in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended August 26, 2017. We refer to these disclosures for a detailed explanation of our significant accounting policies and critical accounting estimates. There has been no significant change in our significant accounting policies or critical accounting estimates since the end of Fiscal 2017, except as disclosed in Note 1 to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We are exposed to market risks related to fluctuations in interest rates on the outstanding variable rate debt. As of May 26, 2018, we had $260.0 million outstanding under our Term Loan, subject to variable interest rates. This risk is partially mitigated through an interest rate swap contract as detailed below.

Under terms of the Credit Agreement, we were previously required to maintain interest rate swaps to manage our interest rate exposure related to the variable component of interest cost on the Term Loan. In accordance with this requirement, we entered into an interest swap contract on January 23, 2017, to effectively convert $200.0 million of the Term Loan balance to a fixed rate. The notional amount of the swap reduced to $170.0 million on December 8, 2017 and will be reduced to $120.0 million on December 10, 2018 and $60.0 million on December 9, 2019. The swap contract expires on December 8, 2020. A hypothetical one percentage point increase in interest rates on the Term Loan would increase our interest expense (after consideration of the interest rate swap) for 2018 by approximately $0.9 million. Due to the floor of 1.0% on LIBOR for the Term Loan, a 1.0% decrease could only decrease to the floor for the variable rate, resulting in a decrease in interest expense (after consideration of the interest rate swap) for Fiscal 2018 of $0.9 million.  As discussed in Note 5: Derivatives, Investments and Fair Value Measurements, the requirement to hedge a portion of the Term Loan floating rate interest exposure was removed through an amendment to the ABL.

For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant.

Derivative instruments are accounted for at fair value in accordance with ASC Topic 815, Derivatives and Hedging, and have been designated for hedge accounting. The fair value of the interest rate swap is based on observable market data (Level 2) and was $2.1 million as of May 26, 2018. The interest rate swap requires us to pay interest at a fixed rate of 1.82% through the December 8, 2020 expiration of the swap. A 1.0% increase in the interest rate would have changed the fair value of the swap as of May 26, 2018 by approximately $2.5 million and a 1.0% decrease would have changed the fair value by $2.6 million. These increases and decreases would be recorded in OCI and the hedged value on our consolidated balance sheet (currently recorded within other non-current liabilities).  While these are our best estimates of the impact of the specified interest rate scenario, actual results could differ from those projected. The sensitivity analysis presented assumes interest rate changes are instantaneous, parallel shifts in the yield curve. In reality, interest rate changes of this magnitude are rarely instantaneous or parallel.

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

There were no changes in our internal control over financial reporting that occurred during the third quarter of Fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Stock Repurchases
Purchases of our common stock during each fiscal month of the third quarter of Fiscal 2018 were:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
02/25/18 - 03/31/18	—	$—	—	$70,989,000
04/01/18 - 04/28/18	134,803	$37.09	134,803	$65,989,000
04/29/18 - 05/26/18	—	$—	—	$65,989,000
Total	134,803	$37.09	134,803	$65,989,000

(1)
Shares not purchased as part of a publicly announced program were repurchased from employees who vested in Company shares and elected to pay their payroll tax via the value of shares delivered as opposed to cash.

(2)
Pursuant to a combined $130.0 million share repurchase program authorized by our Board of Directors. On December 18, 2007, $60.0 million was approved, and on October 18, 2017, $70.0 million was approved. There is no time restriction on either authorization.

Our Credit Agreement contains restrictions that may limit our ability to make distributions or payments with respect to purchases of our common stock without consent of the lenders, except for limited purchases of our common stock from employees, in the event of a significant reduction in our EBITDA or in the event of a significant borrowing on our ABL.

Item 6. Exhibits

3a.
Articles of Incorporation of the Registrant previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 27, 2000 (Commission File Number 001-06403) and incorporated by reference herein.

3b.	Amended By-Laws of the Registrant previously filed with the Registrant’s Current Report on Form 8-K dated March 24, 2010 (Commission File Number 001-06403) and incorporated by reference herein.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated June 21, 2018

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated June 21, 2018

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated June 21, 2018

32.2	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated June 21, 2018

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*Attached as Exhibit 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended May 26, 2018 formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, (iv) the Unaudited Condensed Consolidated Stockholders' Statement of Equity and (v) related notes to these financial statements. Such exhibits are deemed furnished and not filed pursuant to Rule 406T of Regulation S-T.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.

Date:	June 21, 2018	By	/s/ Michael J. Happe
Michael J. Happe
Chief Executive Officer, President
(Principal Executive Officer)

Date:	June 21, 2018	By	/s/ Bryan L. Hughes
Bryan L. Hughes
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)