Form 10-K
period 2018-08-25
WINNEBAGO INDUSTRIES INC
filed 2018-10-18
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended August 25, 2018; or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________________ to _______________________
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
Chicago Stock Exchange, Inc.
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.
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
Large Accelerated Filer ☒    Accelerated Filer ☐   Non-accelerated filer ☐ Smaller Reporting Company ☐ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Aggregate market value of the common stock held by non-affiliates of the registrant: $1,122,564,545 (26,952,330 shares at the closing price on the New York Stock Exchange of $41.65 on February 23, 2018).
Common stock outstanding on October 15, 2018: 31,629,704 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement relating to the registrant's 2018 Annual Meeting of Shareholders, scheduled to be held December 11, 2018, are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K where indicated.

Winnebago Industries, Inc.
Fiscal 2018 Form 10-K

WINNEBAGO INDUSTRIES, INC.
FORM 10‑K
Report for the Fiscal Year Ended August 25, 2018

Forward-Looking Information

Certain of the matters discussed in this Annual Report on Form 10-K are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. A number of factors could cause actual results to differ materially from these statements, including, but not limited to, competition and new product introductions by competitors, our ability to attract and retain qualified personnel, business or production disruptions, sales order cancellations, risk related to compliance with debt covenants and leverage ratios, stock price volatility, availability of labor, a slowdown in the economy, low consumer confidence, the effect of global tensions, increases in interest rates, availability of credit, risk related to cyclicality and seasonality, slower than anticipated sales of new or existing products, integration of operations relating to merger and acquisition activities generally, inadequate liquidity or capital resources, inventory and distribution channel management, our ability to innovate, our reliance on large dealer organizations, significant increase in repurchase obligations, availability and price of fuel, availability of chassis and other key component parts, increased material and component costs, exposure to warranty claims, ability to protect our intellectual property, exposure to product liability claims, dependence on information systems and web applications, any unexpected expenses related to the implementation of our Enterprise Resource Planning system, risk related to data security, governmental regulation, including for climate change, risk related to anti-takeover provisions applicable to us, and other factors which may be disclosed throughout this Annual Report on Form 10-K. Although we believe that the expectations reflected in the "forward-looking statements" are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Undue reliance should not be placed on these "forward-looking statements," which speak only as of the date of this report. We undertake no obligation to publicly update or revise any "forward-looking statements," whether as a result of new information, future events, or otherwise, except as required by law or the rules of the New York Stock Exchange. We advise you, however, to consult any further disclosures made on related subjects in future quarterly reports on Form 10-Q and current reports on Form 8-K that are filed or furnished with the U.S. Securities and Exchange Commission ("SEC").

PART I

Item 1. Business.

General

The "Company," "Winnebago Industries," "we," "our," and "us" are used interchangeably to refer to Winnebago Industries, Inc. and its wholly-owned subsidiaries, as appropriate in the context.

Winnebago Industries, Inc., headquartered in Forest City, Iowa, is a leading U.S. manufacturer with a diversified portfolio of recreation vehicles ("RV"s) and marine products used primarily in leisure travel and outdoor recreation activities. We produce our motorhomes in manufacturing facilities in Iowa and Oregon; our travel trailer and fifth wheel trailers in Indiana; and our marine products in Florida. We distribute our RV and marine products primarily through independent dealers throughout the U.S. and Canada, who then retail the products to the end consumer. We also distribute our marine products internationally through independent dealers, who then retail the products to the end consumer.

We were incorporated under the laws of the state of Iowa on February 12, 1958, and adopted our present name on February 28, 1961. Our executive offices are located at 605 West Crystal Lake Road in Forest City, Iowa. Our telephone number is (641) 585-3535.

Available Information

Our website, located at www.wgo.net, provides additional information about us. On our website, you can obtain, free of charge, this and prior year Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all of our other filings with the SEC. Our recent press releases are also available on our website. Our website also contains important information regarding our corporate governance practices. Information contained on our website is not incorporated into this Annual Report on Form 10-K.

Principal Products

Beginning in the fourth quarter of Fiscal 2018, we have five operating segments: 1) Winnebago motorhomes, 2) Winnebago towables, 3) Grand Design towables, 4) Winnebago specialty vehicles, and 5) Chris-Craft marine. We evaluate performance based on each operating segment's Adjusted EBITDA, as defined within Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K, which excludes certain corporate administration expenses and non-operating income and expense.

Our two reportable segments include: 1) Motorhome (comprised of products that include a motorized chassis as well as other related manufactured products and services) and 2) Towable (comprised of products which are not motorized and are generally towed by another vehicle as well as other related manufactured products and services), which is an aggregation of the Winnebago towables and Grand Design towables operating segments.

The Corporate / All Other category includes the Winnebago specialty vehicles and Chris-Craft marine operating segments as well as expenses related to certain corporate administration expenses for the oversight of the enterprise. These expenses include items such as corporate leadership and administration costs. Previously, these expenses were allocated to each operating segment.

Prior year segment information has been reclassified to conform to the current reportable segment presentation. The reclassifications included removing the corporate administration expenses from both the Motorhome and Towable reportable segments and removing Winnebago specialty vehicles from the Motorhome reportable segment, as we begin to dedicate leadership and focus on these operations separately from our Winnebago motorhomes operations.

Motorhome

A motorhome is a self-propelled mobile dwelling used primarily as temporary living quarters during vacation and camping trips, or to support active and mobile lifestyles. The Recreation Vehicle Industry Association ("RVIA") classifies motorhomes into three types, all of which we manufacture and sell under the Winnebago brand name, which are defined as follows:

Type	Description	Winnebago products offerings
Class A (gas and diesel)
Conventional motorhomes constructed directly on medium- and heavy-duty truck chassis, which include the engine and drivetrain components. The living area and driver's compartment are designed and produced by the motorhome manufacturer.
Gas: Adventurer, Intent(1), Sightseer, Suncruiser, Sunova, Sunstar, Sunstar LX, Vista, Vista LX
Diesel: Forza, Grand Tour, Horizon(1), Journey, Tour, Via
Class B (gas and diesel)	Panel-type vans to which sleeping, kitchen, and/or toilet facilities are added. These models may also have a top extension to provide more headroom.	Winnebago Touring Coach (Era, Paseo, Revel(1), Travato)
Class C (gas and diesel)	Motorhomes built on van-type chassis onto which the motorhome manufacturer constructs a living area with access to the driver's compartment.	Aspect, Cambria, Fuse, Minnie Winnie, Navion, Outlook(1), Spirit, Trend, View

(1)	New product offerings introduced in Fiscal 2018.

Our Class A, B, and C motorhomes are sold by dealers in the retail market with manufacturer's suggested retail prices ranging from approximately $80,000 to $520,000, depending on size and model, plus optional equipment and delivery charges. Our motorhomes range in length from 21 to 44 feet.

Unit sales of our motorhomes for the last three fiscal years were as follows:

	Year Ended (1)
Units	August 25, 2018		August 26, 2017		August 27, 2016
Class A	2,997	31.4%	3,182	34.4%	2,925	31.4%
Class B	2,012	21.1%	1,541	16.6%	1,239	13.3%
Class C	4,539	47.5%	4,537	49.0%	5,143	55.3%
Total motorhomes	9,548	100.0%	9,260	100.0%	9,307	100.0%

(1)	Percentages may not add due to rounding differences.

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

Towable

A towable is a non-motorized vehicle that is designed to be towed by automobiles, pickup trucks, SUVs, or vans and is used as temporary living quarters for recreational travel. The RVIA classifies towables in four types: conventional travel trailers, fifth wheels, folding camper trailers, and truck campers. We manufacture and sell conventional travel trailers and fifth wheels under the Winnebago and Grand Design brand names, which are defined as follows:

Type	Description	Winnebago product offerings	Grand Design product offerings
Travel trailer	Conventional travel trailers are towed by means of a hitch attached to the frame of the vehicle.	Micro Minnie, Minnie, Minnie Drop, Minnie Plus	Imagine, Reflection, Transcend(1)
Fifth wheel	Fifth wheel trailers are constructed with a raised forward section that is connected to the vehicle with a special fifth wheel hitch.	Minnie Plus	Momentum, Reflection, Solitude

(1)	New product offerings introduced in Fiscal 2018.

Our travel trailer and fifth wheel towables are sold by dealers in the retail market with manufacturer's suggested retail prices ranging from approximately $15,000 to $110,000, depending on size and model, plus optional equipment and delivery charges.

Unit sales of our towables for the last three fiscal years were as follows:

	Year Ended (1)
Units	August 25, 2018		August 26, 2017		August 27, 2016
Travel trailer	22,360	61.1%	13,650	60.7%	3,613	86.0%
Fifth wheel	14,229	38.9%	8,824	39.3%	586	14.0%
Total towables	36,589	100.0%	22,474	100.0%	4,199	100.0%

(1)	Percentages may not add due to rounding differences.

On November 8, 2016, we closed on our acquisition of Grand Design RV, LLC ("Grand Design"), a fast-growing towables manufacturer in Middlebury, Indiana. Grand Design manufactures travel trailers and fifth wheel products. With this acquisition, we have a broader and more balanced portfolio of motorized and towable products and intend to capitalize on the opportunities across the RV market and to drive improved profitability and long-term value for shareholders.

Winnebago Specialty Vehicles

We also manufacture other specialty commercial vehicles primarily custom designed for the buyer's specific needs and requirements, such as law enforcement command centers, mobile medical clinics, and mobile office space. These specialty commercial vehicles are manufactured in Forest City, Iowa and sold through our dealer network. In addition, we also provide commercial vehicles as bare shells to third-party upfitters for conversion at their facilities.

Chris-Craft

On June 4, 2018, we acquired 100% of the ownership interests of Chris-Craft USA, Inc. ("Chris-Craft"), a privately-owned company based in Sarasota, Florida. As a result of this acquisition, we manufacture and sell premium quality boats in the recreational powerboat industry through an established global network of independent authorized dealers.

Production

We generally produce motorhomes and towables to stock for dealers. We have some ability to increase our capacity by scheduling overtime and/or hiring additional production employees or to decrease our capacity through the use of shortened work weeks and/or reducing head count. We have long been known as an industry leader in innovation as each year we introduce new or redesigned products. These changes generally include new floor plans and sizes as well as design and decor modifications. Most of our raw materials such as steel, aluminum, fiberglass, and wood products are obtainable from numerous sources.

Our motorhomes are primarily produced in the state of Iowa at four different campuses. Beginning in Fiscal 2016, we also began assembling Class A diesel motorhomes in our Junction City, Oregon facility. Our Motorhome business utilizes vertically integrated supply streams, with the principal exceptions being chassis, engines, generators, and appliances that we purchase from reputable manufacturers. Certain parts, especially motorhome chassis, are available from a small group of suppliers. In Fiscal 2018, we had two chassis suppliers, that each individually accounted for more than 10% of our Motorhome raw material purchases.

Our towables are produced at two assembly campuses located in Middlebury, Indiana. The majority of components are comprised of frames, appliances, and furniture, and are purchased from suppliers. In Fiscal 2018, we had one supplier that accounted for more than 10% of our Towable raw material purchases.

Backlog

We strive to balance timely order fulfillment to our dealers with the lead times suppliers require to efficiently source materials and manage costs. Production facility constraints at peak periods also lead to fluctuations in backlog orders which we manage closely. The approximate revenue of our Motorhome backlog was $157.6 million and $122.1 million as of August 25, 2018 and August 26, 2017, respectively. The approximate revenue of our Towable backlog was $244.9 million and $229.7 million as of August 25, 2018 and August 26, 2017, respectively. A more detailed description of our Motorhome and Towable order backlog is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.

Distribution and Financing

We market our products on a wholesale basis to a diversified independent dealer network located throughout the U.S. and, to a limited extent, in Canada, Africa, Asia, Europe, Australia, and South America. Foreign sales were 10.0% or less of net revenues during each of the past three fiscal years.

As of August 25, 2018, our RV dealer network in the U.S. and Canada included approximately 550 Motorhome and Towable physical dealer locations, many of which carry both products. One of our dealer organizations, La Mesa RV Center, Inc., accounted for 9.8% of our consolidated net revenue for Fiscal 2018, as this dealer sold our products in 11 dealership locations across four U.S. states.

We have sales and service agreements with dealers which are subject to annual review. Many of the dealers are also engaged in other areas of business, including the sale of automobiles, trailers, or boats, and most dealers carry one or more competitive lines of RVs. We continue to place high emphasis on the capability of our dealers to provide complete service for our products. Dealers are obligated to provide full service for owners of our products or, in lieu thereof, to secure such service from other authorized providers.

We advertise and promote our products through national trade magazines, the distribution of product brochures, the Go RVing national advertising campaign sponsored by RVIA, direct-mail advertising campaigns, various national promotional opportunities, and on a local basis through trade shows, television, radio, and newspapers, primarily in connection with area dealers.

Sales to dealers are made on cash terms. Most dealers are financed on a "floorplan" basis under which a bank or finance company lends the dealer all, or substantially all, of the purchase price, collateralized by a security interest in the merchandise purchased. As is customary in our industries, we typically enter into a repurchase agreement with a lending institution financing a dealer's purchase of our product upon the lending institution's request and after completion of a credit check of the dealer involved. Our repurchase agreements provide that, for up to 18 months after an RV unit is financed and up to 24 months after a marine unit is financed, in the event of default by the dealer on the agreement to pay the lending institution and repossession of the unit(s) by the lending institution, we will repurchase the financed merchandise from the lender at the amount then due, which is often less than dealer invoice. Our maximum exposure for repurchases varies significantly from time to time, depending upon the level of dealer inventory, general economic conditions, demand for our products, dealer location, and access to and the cost of financing. See Note 11, Contingent Liabilities and Commitments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Competition

The RV and marine markets are highly competitive with many other manufacturers selling products which compete directly with our products. Some of our competitors are much larger than us, most notably in the towable RV market, which may provide these competitors additional purchasing power. The competition in our industry is based upon design, price, quality, and service of the products. We believe our principal competitive advantages are our brand strength, product quality, and our service after the sale. We also believe that our motorhome products have historically commanded a price premium as a result of these competitive advantages.

Seasonality

The primary use of RVs and marine products for leisure travel and outdoor recreation has historically led to a peak retail selling season concentrated in the spring and summer months and lower sales during winter months. Our sales are generally influenced by this pattern in retail sales, but sales can also be affected by the level of dealer inventory. As a result, our RV sales are historically lowest during our second fiscal quarter, which ends in February.

Governmental Regulations

We are subject to a variety of federal, state, local, and, to a limited extent, international laws and regulations, including the federal Motor Vehicle Act ("MVA"), under which the National Highway Traffic Safety Administration ("NHTSA") may require manufacturers to recall RVs that contain safety-related defects, and numerous state consumer protection laws and regulations relating to the operation of motor vehicles, including so-called "Lemon Laws." The Boat Safety Act of 1971 has similar safety-related recall requirements for marine units. In addition, marine units sold in the U.S. and Europe must meet the certification standards of the U.S. Coast Guard and the European Community, respectively.

We are also subject to regulations established by the Occupational Safety and Health Administration ("OSHA"). Our facilities are periodically inspected by federal and state agencies, such as OSHA. We are a member of RVIA, a voluntary association of RV manufacturers which promulgates RV safety standards. We place an RVIA seal on each of our RVs to certify that the RVIA standards have been met. We believe that our products and facilities comply in all material respects with the applicable vehicle safety, consumer protection, RVIA. and OSHA regulations and standards.

Our operations are subject to a variety of federal and state environmental laws and regulations relating to the use, generation, storage, treatment, emission, labeling, and disposal of hazardous materials and wastes, and noise pollution. We believe that we are currently in compliance with applicable environmental laws and regulations in all material aspects.

Trademarks

We have several domestic and foreign trademark registrations associated with our products which include:  Winnebago, Adventurer, Affinity, Airlie, Aspect, Benchmark, Brave, Bryon, Cambria, Chalet, Chris-Craft (logo), Commander, Cottesloe, County Coach, Destination, Dynomax, Ellipse, Era, Forza, Fuse, Glide & Dine, Gowinnebago, Grand Design, Grand Design Recreational

Vehicles, Grand Design RV, Horizon, Imagine, Inlounge, Inspire, Instinct, Intable, Intent, Itasca, Intrigue, Journey, Latitude, Maxum Chassis, Meridian, Micro Minnie, Minnie, Minnie Drop, Minnie Winnie, Navion, 0ne Place, Momentum, Reflection, Powerline Energy Management System and Design, Rest Easy, Revel, Rialta, Roamer, Scorpion, Sightseer, Solei, Solitude, Spirit, Storemore and Design, Suncruiser, Sunova, Sunstar, The most recognized name in motorhomes, Thermo-Panel, Transcend, Travato, Trend, Tribute, True Air, Via, View, Vista, Viva!, Voyage, W, Flying W (logo), WIT Club, Winnie Drop, Winnebago Ind (logo), Winnebagolife,  Winnebago Minnie, Winnebago Towables (logo),  Winnebago Touring Coach, and Winnebago trade dress (three dimensional design of the front roof panel, front grill panel, and front body panel of motor homes). We believe that our trademarks and trade names are significant assets to our business. and we have in the past and will in the future vigorously protect them against infringement by third parties. We are not dependent upon any patents or technology licenses of others for the conduct of our business.

Human Resources

At the end of Fiscal 2018, 2017, and 2016, we employed approximately 4,700, 4,060, and 3,050 persons, respectively. None of our employees are covered under a collective bargaining agreement. We believe our relations with our employees are good.

Item 1A. Risk Factors.

Described below are certain risks that we believe apply to our business and the industry in which we operate. The following risk factors should be considered carefully in addition to the other information contained in this Annual Report on Form 10-K. The risks and uncertainties highlighted represent the most significant risk factors that we believe may adversely affect our business, financial condition, results of operations, cash flows, liquidity or access to sources of financing, and, consequently, the market value of our common stock. The risks and uncertainties discussed in this report are not exclusive and other risk factors that we may consider immaterial or do not anticipate may emerge as significant risks and uncertainties.

Competition

The markets for RVs and marine products are very competitive. Competitive factors in the industry include price, design, value, quality, service, brand awareness, and reputation. There can be no assurance that existing or new competitors will not develop products that are superior to our products or that achieve better consumer acceptance, thereby adversely affecting our market share, sales volume, and profit margins. Some of our competitors are much larger than we are and this size advantage provides these competitors with more financial resources and access to capital, additional purchasing power, and greater leverage with the dealer networks. In addition, competition could increase if new companies enter the market, existing competitors consolidate their operations, or if existing competitors expand their product lines or intensify efforts within existing product lines. Our current products, products under development, and our ability to develop new and improved products may be insufficient to enable us to compete effectively with our competitors. These competitive pressures may have a material adverse effect on our results of operations.

Hiring Constraints and Retaining Key Employees

Our ability to meet our strategic objectives and otherwise grow our business will depend to a significant extent on the continued contributions of our leadership team. Our future success will also depend in large part on our ability to identify, attract, and retain other highly qualified managerial, technical, sales and marketing, operations, and customer service personnel. Competition for these individuals in our manufacturing markets is intense and supply is limited. We may not succeed in identifying, attracting, or retaining qualified personnel on a cost-effective basis. The loss or interruption of services of any of our key personnel, inability to identify, attract, or retain qualified personnel in the future, delays in hiring qualified personnel, or any employee work slowdowns, strikes, or similar actions could make it difficult for us to conduct and manage our business and meet key objectives, which could harm our business, financial condition, and operating results.

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

The terms of our Credit Agreement could adversely affect our operating flexibility and pose risks of default under our Credit Agreement

We incurred substantial indebtedness to finance the acquisition of Grand Design. We entered into new asset-based revolving credit ("ABL") and term loan ("Term Loan") agreements (collectively, the "Credit Agreement") with JPMorgan Chase. Under the terms of the Credit Agreement, we have a $165.0 million ABL credit facility, which includes a $10.0 million letter of credit facility, and a $300.0 million term loan as of September 21, 2018.

The Credit Agreement is secured by certain assets, primarily cash, inventory, accounts receivable, and certain machinery and equipment. The Credit Agreement contains certain requirements, including affirmative and negative financial covenants. If we are unable to comply with these requirements and covenants, we may be restricted in our ability to pay dividends or engage in certain other business transactions, the lender may obtain control of our cash accounts, and we may experience an event of default. If a default occurs, the lenders under the Credit Agreement may elect to declare all of their respective outstanding debt, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. Under such circumstances, we may not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed on our ability to incur additional debt and to take other corporate actions might significantly impair our ability to obtain other financing.

Borrowing availability under the Credit Agreement is limited to the lesser of the facility total and the calculated borrowing base, which is based on stipulated loan percentages applied to our eligible trade accounts receivable and eligible inventories plus a defined amount related to certain machinery and equipment. Should the borrowing base decline, our ability to borrow to fund future operations and business transactions could be limited.  In addition, the Credit Agreement contains certain restrictions on our ability to undertake certain types of transactions.  Therefore, we may need to seek permission from our lenders in order to engage in certain corporate actions. Through the Credit Agreement, we were required to enter into a hedging arrangement that fixed certain interest rates as defined in the Credit Agreement. To satisfy this requirement, an interest rate swap contract was entered into during the second quarter of Fiscal 2017. The results of the Swap Contract could create quarterly fluctuations in operating results. When we repriced our Credit Agreements during the second quarter of Fiscal 2018, the requirement to hedge a portion of the debt was removed.

In addition, the additional indebtedness could:

•	Make us more vulnerable to general adverse economic, regulatory, and industry conditions;

•	Limit our flexibility in planning for, or reacting to, changes and opportunities in the markets in which we compete;

•	Place us at a competitive disadvantage compared to our competitors that have less debt or could require us to dedicate a substantial portion of our cash flow to service our debt; and

•	Restrict us from making strategic acquisitions or exploiting other business opportunities.

Our Stock Price is Subject to Volatility

Our stock price may fluctuate based on many factors.  Our acquisition of Grand Design, for example, provided important strategic positioning and earnings growth potential, but to partially finance the transaction we issued $124.1 million worth of common stock to the owners of Grand Design and registered these shares for resale after the transaction closed. Any future stock issuance by us or liquidation of stock holding by the former owners of Grand Design may cause dilution of earnings per share or put selling pressure on our share price. Changing credit agreements and leverage ratios may also impact stock price. In general, analysts' expectations and our ability to meet those expectations quarterly may cause stock price fluctuations. If we fail to meet expectations related to future growth, profitability, debt repayment, dividends, share issuance or repurchase, or other market expectations, our stock price may decline significantly.

Facility Expansion

We are expanding our production capabilities within our Towable segment. The expansion and renovation entails risks that could cause disruption in the operations of our business and unanticipated cost increases. Should we experience production variances, quality, or safety issues as we ramp up these operations, our business and operating results could be adversely affected.

Adverse Effects of Union Activities

Although none of our employees are currently represented by a labor union, unionization could result in higher employee costs and increased risk of work stoppages. We are, directly or indirectly, dependent upon companies with unionized work forces, such as parts suppliers and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition, or operating results. If a work stoppage occurs, it could delay the manufacture and sale of our products and have a material adverse effect on our business, prospects, operating results, or financial condition.

General Economic Conditions and Certain Other External Factors

Companies within the RV and marine industries are subject to volatility in operating results due primarily to general economic conditions because the purchase of an RV or marine products is often viewed as a consumer discretionary purchase. Demand for discretionary goods in general can fluctuate with recessionary conditions, slow or negative economic growth rates, negative consumer confidence, reduced consumer spending levels resulting from tax increases or other factors, prolonged high unemployment rates, higher commodity and component costs, fuel prices, inflationary or deflationary pressures, reduced credit availability or unfavorable credit terms for dealers and end-user customers, higher short-term interest rates, and general economic and political conditions and expectations. Specific factors affecting the RV and marine industries include:

•	Overall consumer confidence and the level of discretionary consumer spending;

•	Employment trends;

•	The adverse impact of global tensions on consumer spending and travel-related activities; and

•	The adverse impact on margins due to increases in raw material costs, which we are unable to pass on to customers without negatively affecting sales.

Goodwill and Trade Name Impairment

Goodwill and indefinite-lived intangible assets, such as our trade names, are recorded at fair value at the time of acquisition and are not amortized but are reviewed for impairment at least annually or more frequently if impairment indicators arise. Our determination of whether goodwill impairment has occurred is based on a comparison of each of our reporting units’ fair value with its carrying value. Significant and unanticipated changes in circumstances, such as significant and long-term adverse changes in business climate, unanticipated competition, and/or changes in technology or markets, could require a provision for impairment in a future period that could negatively impact our results of operations.

Dependence on Credit Availability and Interest Rates to Dealers and Retail Purchasers

Our business is affected by the availability and terms of the financing to dealers. Generally, RV and marine dealers finance their purchases of inventory with financing provided by lending institutions. One financial flooring institution held 54.8% of our total financed dealer inventory dollars that were outstanding at August 25, 2018. In the event that this lending institution limits or discontinues dealer financing, we could experience a material adverse effect on our results of operations.

Our business is also affected by the availability and terms of financing to retail purchasers. Retail buyers purchasing one of our products may elect to finance their purchase through the dealership or a financial institution of their choice. Substantial increases in interest rates or decreases in the general availability of credit for our dealers or for the retail purchaser may have an adverse impact upon our business and results of operations.

Cyclicality and Seasonality

The RV and marine industries have been characterized by cycles of growth and contraction in consumer demand, reflecting prevailing economic and demographic conditions, which affect disposable income for leisure-time activities. Consequently, the results for any prior period may not be indicative of results for any future period.

Seasonal factors, over which we have no control, also have an effect on the demand for our products. Demand in the RV and marine industries generally declines over the winter season, while sales are generally highest during the spring and summer months. Also, unusually severe weather conditions in some markets may impact demand.

Managing Growth Opportunities

One of our growth strategies is to drive growth through targeted acquisitions and alliances, stronger customer relations, and new joint ventures and partnerships that contribute profitable growth while supplementing our existing brands and product portfolio. Our ability to grow through acquisitions will depend, in part, on the availability of suitable candidates at acceptable prices, terms, and conditions, our ability to compete effectively for acquisition candidates, and the availability of capital and personnel to complete such acquisitions and run the acquired business effectively. Any acquisition, alliance, joint venture, or partnership could impair our business, financial condition, reputation, and operating results. The benefits of an acquisition or new alliance, joint venture, or partnership may take more time than expected to develop or integrate into our operations, and we cannot guarantee that previous or future acquisitions, alliances, joint ventures, or partnerships will, in fact, produce any benefits. Such acquisitions, alliances, joint ventures, and partnerships may involve a number of risks, including:

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

•	Adverse impact on overall profitability, if our expanded operations do not achieve the financial results projected in our valuation model;

•
Inaccurate assessment of additional post-acquisition or business venture investments, undisclosed, contingent or other liabilities or problems, unanticipated costs associated with an acquisition or other business venture, and an inability to recover or manage such liabilities and costs; and

•
Incorrect estimates made in the accounting for acquisitions, occurrence of non-recurring charges, and write-off of significant amounts of goodwill or other assets that could adversely affect our operating results.

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

Responsiveness to Market Changes

One of our growth strategies is to develop innovative, customer-valued products to generate revenue growth. We may not be able to compete as effectively with our competitors, and ultimately satisfy the needs and preferences of our customers, unless we can continue to enhance existing products and develop new innovative products for the markets in which we compete. Product development requires significant financial, technological, and other resources. Product improvements and new product introductions also require significant research, planning, design, development, engineering, and testing at the technological, product, and manufacturing process levels, and we may not be able to timely develop and introduce product improvements or new products. Our competitors' new products may beat our products to market, be higher quality or more reliable, be more effective with more features and/or less expensive than our products, obtain better market acceptance, or render our products obsolete. Any new products that we develop may not receive market acceptance or otherwise generate any meaningful net sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs, and research and development.

Potential Loss of a Large Dealer Organization

One of our dealer organizations accounted for 9.8% of our net revenue for Fiscal 2018. A second dealer organization, accounted for 9.0% of our net revenue for Fiscal 2018. The loss of either or both of these dealer organizations could have a significant adverse effect on our business. In addition, deterioration in the liquidity or creditworthiness of either or both of these dealers could negatively impact our sales and could trigger repurchase obligations under our repurchase agreements.

Potential Repurchase Liabilities

In accordance with customary practice in our industries, upon request we enter into formal repurchase agreements with lending institutions financing a dealer's purchase of our products. In these repurchase agreements we agree, in the event of a default by an independent dealer in its obligation to a lender and repossession of the unit(s) by the lending institution, to repurchase units at declining prices over the term of the agreements, which can last up to 24 months. The difference between the gross repurchase price and the price at which the repurchased product can then be resold, which is typically at a discount to the gross repurchase price, represents a potential expense to us. In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary terminations. If we are obligated to repurchase a substantially larger number of units in the future than we estimate, this would increase our costs and could have a material adverse effect on our results of operations, financial condition, and cash flows.

Dependence on Suppliers

Most of our RV and marine components are readily available from numerous sources. However, a few of our components are produced by a small group of suppliers. In the case of motorhome chassis, Ford Motor Company, Mercedes-Benz (USA and Canada), and Freightliner Custom Chassis Corporation are our major suppliers. Our relationship with our chassis suppliers is similar to our other supplier relationships in that no specific contractual commitments are engaged in by either party. This means that we do not have minimum purchase requirements, and our chassis suppliers do not have minimum supply requirements. Our chassis suppliers also supply to our competitors. Historically, chassis suppliers resort to an industry-wide allocation system during periods when supply is restricted. These allocations have been based on the volume of chassis previously purchased, which could mean our larger competitors could receive more chassis in a time of scarcity. Sales of motorhomes rely on chassis supply and are affected by shortages from time to time. Decisions by our suppliers to decrease production, production delays, or work stoppages by the employees of such suppliers, or price increases could have a material adverse effect on our ability to produce motorhomes and ultimately, on our results of operations, financial condition, and cash flows. In Fiscal 2018, none of our manufacturers individually accounted for more than 10% of our raw material purchases.

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

Protection of our Brand

We believe that one of the strengths of our business is our brands, which are widely known around the world. We vigorously defend our brands and our other intellectual property rights against third parties on a global basis. We have, from time to time, had to bring claims against third parties to protect or prevent unauthorized use of our brand. If we are unable to protect and defend our brands or other intellectual property, it could have a material adverse effect on our results of operations or financial condition.

Product Liability

We are subject, in the ordinary course of business, to litigation including a variety of warranty, "Lemon Law" and product liability claims typical in the RV and marine industries. Although we have an insurance policy with a $50.0 million limit covering product liability, we are self-insured for the first $2.5 million of product liability claims on a per occurrence basis, with a $6.0 million aggregate per policy year. We cannot be certain that our insurance coverage will be sufficient to cover all future claims against us, which may have a material adverse effect on our results of operations and financial condition. Any increase in the frequency and size of these claims, as compared to our experience in prior years, may cause the premium that we are required to pay for insurance to rise significantly. Product liability claims may also cause us to pay punitive damages, not all of which are covered by our insurance. In addition, if product liability claims rise to a level of frequency or size that are significantly higher than similar claims made against our competitors, our reputation and business may be harmed.

Information Systems and Web Applications

We rely on our information systems and web applications to support our business operations, including but not limited to procurement, supply chain, manufacturing, distribution, warranty administration, invoicing, and collection of payments. We use information systems to report and audit our operational results. Additionally, we rely upon information systems in our sales, marketing, human resources, and communication efforts. Due to our reliance on our information systems, our business processes may be negatively impacted in the event of substantial disruption of service. Further, misuse, leakage, or falsification of information could result in a violation of privacy laws and damage our reputation which could, in turn, have a negative impact on our results.

In addition to our general reliance on information systems, we began implementation of a new enterprise resource planning system at the end of fiscal year 2015. Though we perform planning and testing to reduce risks associated with such a complex, enterprise-wide systems change, failure to meet requirements of the business could disrupt our business and harm our reputation, which may result in decreased sales, increased overhead costs, excess or obsolete inventory, and product shortages, causing our business, reputation, financial condition, and operating results to suffer.

Data Security

We have security systems in place with the intent of maintaining the physical security of our facilities and protecting our customers', clients', and suppliers' confidential information and information related to identifiable individuals against unauthorized access through our information systems or by other electronic transmission or through the misdirection, theft, or loss of physical media. These include, for example, the appropriate encryption of information. Despite such efforts, we are subject to breach of security systems which may result in unauthorized access to our facilities or the information we are trying to protect. Because the technologies used to obtain unauthorized access are constantly changing and becoming increasingly more sophisticated and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement sufficient preventative measures. If unauthorized parties gain physical access to one of our facilities or electronic access to our information systems or such information is misdirected, lost, or stolen during transmission or transport, any theft or misuse of such information could result in, among other things, unfavorable publicity, governmental inquiry and oversight, difficulty in marketing our services, allegations by our customers and clients that we have not performed our contractual obligations, litigation by affected parties, and possible financial obligations for damages related to the theft or misuse of such information, any of which could have a material adverse effect on our business.

Government Regulation

We are subject to numerous federal, state, and local regulations and the following summarizes some, but not all, of the laws and regulations that apply to us.

Federal Motor Vehicle Safety Standards govern the design, manufacture and sale of our RV products, which standards are promulgated by the NHTSA.  NHTSA requires manufacturers to recall and repair vehicles which are non-compliant with a Federal Motor Vehicle Safety Standard or contain safety defects. In addition, the U.S. Coast Guard maintains certification standards for the manufacture of our marine products, and the safety of recreational boats in the U.S. is subject to federal regulation under the Boat Safety Act of 1971, which requires boat manufacturers to recall products for replacement of parts or components that have demonstrated defects affecting safety. Any major recalls of our products, voluntary or involuntary, could have a material adverse effect on our results of operations, financial condition, and cash flows.  While we believe we are substantially in compliance with the foregoing laws and regulations as they currently exist, amendments to any of these regulations or the implementation of new regulations could significantly increase the cost of testing, manufacturing, purchasing, operating, or selling our products and could have a material adverse effect on our results of operations, financial condition, and cash flows.  In addition, our failure to comply with present or future regulations could result in federal fines being imposed on us, potential civil and criminal liability, suspension of sales or production, or cessation of operations.

We are also subject to federal and numerous state consumer protection and unfair trade practice laws and regulations relating to the sale, transportation, and marketing of motor vehicles, including so-called "Lemon Laws." Federal and state laws and regulations also impose upon vehicle operators various restrictions on the weight, length, and width of motor vehicles, including motorhomes that may be operated in certain jurisdictions or on certain roadways. Certain jurisdictions also prohibit the sale of vehicles exceeding length restrictions.

Failure to comply with the New York Stock Exchange and SEC laws or regulations could also have an adverse impact on our business. Additionally, amendments to these regulations and the implementation of new regulations could increase the cost of manufacturing, purchasing, operating, or selling our products and therefore could have an adverse impact on our business.

Finally, federal and state authorities also have various environmental control standards relating to air, water, noise pollution, and hazardous waste generation and disposal that affect us and our operations. Failure by us to comply with present or future laws and regulations could result in fines being imposed on us, potential civil and criminal liability, suspension of production or operations, alterations to the manufacturing process, or costly cleanup or capital expenditures, any or all of which could have a material adverse effect on our results of operations.

Climate Change and Related Regulation

There is growing concern from members of the scientific community and the general public that an increase in global average temperatures due to emissions of greenhouse gases ("GHG") and other human activities have or will cause significant changes in weather patterns and increase the frequency and severity of natural disasters. We are currently subject to rules limiting emissions and other climate related rules and regulations in certain jurisdictions where we operate. In addition, we may become subject to additional legislation and regulation regarding climate change, and compliance with any new rules could be difficult and costly. Concerned parties, such as legislators, regulators, and non-governmental organizations, are considering ways to reduce GHG emissions. Foreign, federal, state, and local regulatory and legislative bodies have proposed various legislative and regulatory measures relating to climate change, regulating GHG emissions, and energy policies. If such legislation is enacted, we could incur increased energy, environmental, and other costs and capital expenditures to comply with the limitations. Climate change regulation combined with public sentiment could result in reduced demand for our products, higher fuel prices, or carbon taxes, all of which could materially adversely affect our business. Due to uncertainty in the regulatory and legislative processes, as well as the scope of such requirements and initiatives, we cannot currently determine the effect such legislation and regulation may have on our products and operations.

Anti-takeover Effect

Provisions of our articles of incorporation, by-laws, the Iowa Business Corporation Act, and provisions in our credit agreements and certain of our compensation programs that we may enter into from time to time could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial by our shareholders.The combination of these provisions effectively inhibits a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal manufacturing, maintenance, and service operations are conducted in multi-building complexes owned or leased by us. The following sets forth our material facilities as of August 25, 2018:

Location	Facility Type/Use	Reportable Segment	# of Buildings	Owned or Leased	Square Footage
Forest City, IA	Manufacturing, maintenance, service, and office	Motorhome	33	Owned	1,546,772
Forest City, IA	Warehouse	Motorhome	3	Owned	459,136
Charles City, IA	Manufacturing	Motorhome	2	Owned	160,950
Waverly, IA	Manufacturing	Motorhome	1	Owned	33,400
Junction City, OR	Manufacturing, service, and office	Motorhome	10	Owned	304,962
Middlebury, IN	Manufacturing and office	Towable	4	Owned	444,830
Lake Mills, IA	Manufacturing	Motorhome	1	Leased(1)	98,546
Middlebury, IN	Manufacturing, service, and office	Towable	10	Leased(2)	1,044,950
Eden Prairie, MN	Corporate	Motorhome	1	Leased(3)	30,068
Sarasota, FL	Manufacturing and office	Corporate / All Other	7	Owned	188,779
			72		4,312,393

(1)
In November 2013, we entered into a five-year lease with the city of Lake Mills, IA for a manufacturing plant with two options to renew for five years each. We are currently evaluating whether to renew the lease or purchase the facility.

(2)	In November 2016 as part of our acquisition of Grand Design, we assumed leases to two properties which hold their current principal facilities and facilities under construction for expansion.

(3)	In January 2017, we entered into a six-year lease, expiring in 2023, for an office facility in Eden Prairie, MN.

The facilities that we own in Forest City, Charles City, and Waverly are located on a total of approximately 320 acres of land. The facilities that we own in Junction City, Oregon are located on approximately 42 acres of land. The facilities that we own in Middlebury, Indiana are located on approximately 60 acres of land. The facilities that we own in Sarasota, Florida are located on approximately 19 acres of land. Most of our buildings are of steel or steel and concrete construction and are protected from fire with high‑pressure sprinkler systems, dust collector systems, automatic fire doors, and alarm systems. We believe that our facilities and equipment are well maintained and suitable for the purposes for which they are intended.

Under terms of our Credit Agreement, we have encumbered substantially all of our real property for the benefit of the lender under such facility. For additional information, see Note 9, Long-Term Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Item 3. Legal Proceedings.

For a description of our legal proceedings, see Note 11, Contingent Liabilities and Commitments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosure.

Not Applicable.

Executive Officers of the Registrant

Name	Office (Year First Elected an Officer)	Age
Michael J. Happe	President and Chief Executive Officer (2016)	47
Ashis N. Bhattacharya	Vice President, Strategic Planning and Development (2016)	55
Stacy Bogart	Vice President, General Counsel and Secretary (2018)	54
Donald J. Clark	President of Grand Design RV; Vice President of Winnebago Industries (2016)	58
S. Scott Degnan	Vice President and General Manager, Towables Business (2012)	53
Brian D. Hazelton	Vice President and General Manager, Motorhome Business (2016)	52
Bryan L. Hughes	Vice President, Chief Financial Officer (2017)	49
Jeff D. Kubacki	Vice President, Information Technology, Chief Information Officer (2016)	60
Christopher D. West	Vice President, Operations (2016)	46
Bret A. Woodson	Vice President, Administration (2015)	48

Officers are elected annually by the Board of Directors and hold office until their successors are chosen and qualify or until their death or resignation. There are no family relationships between or among any of the Executive Officers or Directors of the Company.

Mr. Happe joined Winnebago Industries in January 2016 as President and Chief Executive Officer. Prior to joining Winnebago, he had been employed by The Toro Company, a provider of outdoor maintenance and beautification products, from 1997 to 2016. He served as Executive Officer and Group Vice President of Toro's Residential and Contractor businesses from March 2012 to December 2015. From August 2010 to March 2012, he served as Vice President, Residential and Landscape Contractor Businesses. Prior to that he held a series of senior leadership positions throughout his career across a variety of Toro's domestic and international divisions.

Mr. Bhattacharya joined Winnebago Industries in May 2016 as Vice President, Strategic Planning and Development. Prior to joining Winnebago, Mr. Bhattacharya served at Honeywell International, Inc., a software industrial company, as Vice President, Strategy, Alliances & Internet of Things for the Sensing and Productivity Solutions division from 2010 to 2016. Prior to that, he was employed with Moog, Motorola, and Bain & Company in a variety of roles.

Ms. Stacy Bogart joined Winnebago Industries in January 2018 as Vice President, General Counsel and Secretary. Prior to joining Winnebago Industries, Ms. Bogart was Senior Vice President, General Counsel and Compliance Officer, Corporate Secretary at Polaris Industries Inc., a manufacturer and marketer of powersports products, where she joined in November 2009. Previously, Ms. Bogart was General Counsel of Liberty Diversified International; Assistant General Counsel and Assistant Secretary at The Toro Company; and a Senior Attorney for Honeywell International, Inc.

Mr. Clark, President of Grand Design RV; Vice President of Winnebago Industries, became an officer of Winnebago Industries in November 2016 in accordance with terms of the Grand Design acquisition. He co-founded Grand Design RV, LLC in 2012 and built the team at Grand Design RV. Mr. Clark has over 30 years of successful RV industry experience.

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

Mr. Hazelton joined Winnebago Industries in August 2016 as Vice President and General Manager, Motorhome Business. He previously was CEO of Schwing America, Inc., a manufacturer of concrete pumps and truck mixers, from 2009 to 2016. Prior to his employment with Schwing, he worked for Terex Corporation and Detroit Diesel Corporation in various executive roles.

Mr. Hughes joined Winnebago Industries in April 2017 and was appointed Vice President, Chief Financial Officer of the Company in May 2017. Mr. Hughes joined Winnebago Industries from Ecolab, Inc., where he served as Senior Vice President and Corporate Controller from 2014 to 2017, as Vice President of Finance from 2008 to 2014 and in various management positions from 1996 to 2008. Prior to his employment with Ecolab, Inc., a water technologies and services company, he worked for Ernst & Young, a public accounting firm.

Mr. Kubacki joined Winnebago Industries in November 2016 as Vice President, Information Technology, Chief Information Officer. He previously was Vice President and Chief Information Officer at Westinghouse Electric Company, a global provider of nuclear power plant products and services, in 2016. Prior to his employment with Westinghouse, he worked as Chief Information Officer at

Alliant Techsystems, a defense, aerospace, sporting goods, and retail markets company, from 2010 to 2015, and at Kroll, a global risk consulting firm, from 2007 to 2010. He also held various IT roles with Ecolab, Inc.

Mr. West joined Winnebago Industries in September 2016 as Vice President, Operations. He previously was Vice President of Global Supply Chain for Joy Global, a worldwide equipment manufacturer, from 2014 to 2016, and Operations Director from 2012 to 2014. Mr. West served as Director of Manufacturing for AGCO Corporation, an agricultural equipment manufacturer, from 2008 to 2012 and as Director of Operations and in other management positions for the Nordam Group, a manufacturer of aircraft interiors, from 1999 to 2009.

Mr. Woodson joined Winnebago Industries in January 2015 as Vice President, Administration. Prior to joining Winnebago, Mr. Woodson was Vice President of Human Resources at Corbion N.V., a food and biochemicals company, from 2007 to 2014 and Director, Human Resources at Sara Lee Corporation from 1999 to 2007. Mr. Woodson has over 24 years of business and human resources experience.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the New York and Chicago Stock Exchanges with the ticker symbol of WGO.

Holders

Shareholders of record as of October 15, 2018: 2,593

Dividends Paid Per Share

On August 15, 2018, our Board of Directors declared a quarterly cash dividend of $0.10 per share, totaling $3.2 million, paid on September 26, 2018 to common stockholders of record at the close of business on September 12, 2018. The Board currently intends to continue to pay quarterly cash dividends payments in the future; however, declaration of future dividends, if any, will be based on several factors including our financial performance, outlook, and liquidity.

Our Credit Agreement, as further described in Note 9, Long-Term Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, contains restrictions that may limit our ability to pay dividends, if we fail to maintain certain financial covenants.

Issuer Purchases of Equity Securities

Our Credit Agreement contains restrictions that may limit our ability to make distributions or payments with respect to purchases of our common stock without consent of the lenders, except for limited purchases of our common stock from employees, in the event of a significant reduction in our EBITDA or in the event of a significant borrowing on our credit agreement ("ABL"), which was increased from $125.0 million to $165.0 million on September 21, 2018. See additional information on our ABL in Note 9, Long-Term Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

On December 19, 2007, our Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $60.0 million. On October 18, 2017, our Board of Directors authorized a share repurchase program in the amount of $70.0 million. There is no time restriction on either authorization. During Fiscal 2018, we repurchased 134,803 shares of our common stock at a cost of $5.0 million. An additional 33,560 shares of our common stock at a cost of $1.5 million were repurchased to satisfy tax obligations on employee equity awards as they vested. We continually evaluate if share repurchases reflect a prudent use of our capital and, subject to compliance with our Credit Agreement, we may purchase shares in the future. As of August 25, 2018, there was approximately $66.0 million remaining on our board repurchase authorization.
Purchases of our common stock during each fiscal month of the fourth quarter of Fiscal 2018 were:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
05/27/18 - 06/30/18	—	$—	—	$65,989,000
07/01/18 - 07/28/18	—	$—	—	$65,989,000
07/29/18 - 08/25/18	—	$—	—	$65,989,000
Total	—	$—	—	$65,989,000

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

Equity Compensation Plan Information

The following table provides information as of August 25, 2018 with respect to shares of our common stock that may be issued under our existing equity compensation plans:

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in (a))
Equity compensation plans approved by shareholders - 2004 Plan	9,000	(2)	—	—
Equity compensation plans approved by shareholders - 2014 Plan	469,704	(3)	36.68	1,677,481	(4)
Equity compensation plans not approved by shareholders(5)	47,366	(6)	—	—	(7)
Total	526,070		36.68	1,677,481

(1)	This number represents the weighted average exercise price of outstanding stock options only. Restricted share awards do not have an exercise price so weighted average is not applicable.

(2)	This number represents unvested share awards granted under the 2004 Plan. No new grants may be made under the 2004 Plan.

(3)
This number represents stock options and unvested stock awards granted under the 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan, as amended ("2014 Plan"). The 2014 Plan replaced the 2004 Plan effective January 1, 2014.

(4)	This number represents stock options available for grant under the 2014 Plan as of August 25, 2018.

(5)
Our sole equity compensation plan not previously submitted to our shareholders for approval is the Directors' Deferred Compensation Plan, as amended ("Directors' Plan"). The Board of Directors may terminate the Directors' Plan at any time. If not terminated earlier, the Directors' Plan will automatically terminate on June 30, 2023. For a description of the key provisions of the Directors' Plan, see the information in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 11, 2018 under the caption "Director Compensation," which information is incorporated by reference herein.

(6)	Represents shares of common stock issued to a trust which underlie stock units, payable on a one-for-one basis, credited to stock unit accounts as of August 25, 2018 under the Directors' Plan.

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

Performance Graph

The following graph compares our five-year cumulative total shareholder return (including reinvestment of dividends) with the cumulative total return on the Standard & Poor's 500 Index and a peer group. The peer group companies consisting of Thor Industries, Inc., Polaris Industries, Inc., and Brunswick Corporation were selected by us as they also manufacture recreation products. It is assumed in the graph that $100 was invested in our common stock, in the Standard & Poor's 500 Index and in the stocks of the peer group companies on August 31, 2013 and that all dividends received within a quarter were reinvested in that quarter. In accordance with the guidelines of the SEC, the shareholder return for each entity in the peer group index has been weighted on the basis of market capitalization as of each annual measurement date set forth in the graph.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100

250
200
150
100
50
Index Value
8/31/2013
8/30/2014
8/29/2015
8/27/2016
8/26/2017
8/25/2018
Period Ending
Winnebago Industries, Inc.
S&P 500 Index
Peer Group

	Base Period
Company/Index	August 31, 2013	August 30, 2014	August 29, 2015	August 27, 2016	August 26, 2017	August 25, 2018
Winnebago Industries, Inc.	100.00	111.05	93.25	111.33	163.06	177.65
S&P 500 Index	100.00	125.25	126.89	141.45	162.65	195.09
Peer Group	100.00	125.80	125.54	114.31	133.51	147.90
Source: Zacks Investment Research, Inc.

Item 6. Selected Financial Data.

	Fiscal Years Ended
(In thousands, except per share data)	August 25, 2018	August 26, 2017(1)	August 27, 2016	August 29, 2015	August 30, 2014
Income statement data:
Net revenues	$2,016,829	$1,547,119	$975,226	$976,505	$945,163
Net income	102,357	71,330	45,496	41,210	45,053

Per share data:
Net income - basic	3.24	2.33	1.69	1.53	1.64
Net income - diluted	3.22	2.32	1.68	1.52	1.64
Dividends declared and paid per common share	0.40	0.40	0.40	0.36	—

Balance sheet data:
Total assets	1,051,805	902,512	390,718	362,174	358,302
Long-term liabilities	313,175	293,680	29,410	59,601	65,835

(1)	Includes Grand Design operations from the date of its acquisition on November 8, 2016.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Our MD&A is presented in six sections:

•	Overview

•	Results of Operations

•	Analysis of Financial Condition, Liquidity, and Capital Resources

•	Contractual Obligations and Commercial Commitments

•	Critical Accounting Estimates

•	New Accounting Pronouncements

Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Overview

Winnebago Industries, Inc. is one of the leading U.S. manufacturers with a diversified portfolio of recreation vehicles ("RV"s) and marine products used primarily in leisure travel and outdoor recreation activities. We produce our motorhomes in manufacturing facilities in Iowa and Oregon; our towable units in Indiana; and our marine products in Florida. We distribute our RV and marine products primarily through independent dealers throughout the U.S. and Canada, who then retail the products to the end consumer. We also distribute our marine products internationally through independent dealers, who then retail the products to the end consumer.

Non-GAAP Reconciliation

This MD&A includes financial information prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP"), as well as certain adjusted or non-GAAP financial measures such as EBITDA and Adjusted EBITDA. EBITDA is defined as net income before interest expense, provision for income taxes, and depreciation and amortization expense. Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation and amortization expense, and other adjustments made in order to present comparable results from period to period. These non-GAAP financial measures, which are not calculated or presented in accordance with GAAP, have been provided as information supplemental and in addition to the financial measures presented in accordance with GAAP. Such non-GAAP financial measures should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented herein. The non-GAAP financial measures presented may differ from similar measures used by other companies.

Refer to the Consolidated Results of Operations-Fiscal 2018 Compared to Fiscal 2017 and the Consolidated Results of Operations-Fiscal 2017 Compared to Fiscal 2016 for a detailed reconciliation of items that impacted EBITDA and Adjusted EBITDA. We have included this non-GAAP performance measure as a comparable measure to illustrate the effect of non-recurring transactions occurring during the year and improve comparability of our results from period to period.  We believe Adjusted EBITDA provides meaningful supplemental information about our operating performance because this measure excludes amounts that we do not consider part of our core operating results when assessing our performance. Examples of items excluded from Adjusted EBITDA include the postretirement health care benefit income from terminating the plan and transaction costs related to acquisitions. These types of adjustments are also specified in the definition of certain measures required under the terms of our

Credit Agreement. For additional information, see Note 9, Long-Term Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Management uses these non-GAAP financial measures (a) to evaluate our historical and prospective financial performance and trends as well as our performance relative to competitors and peers; (b) to measure operational profitability on a consistent basis; (c) in presentations to the members of our board of directors to enable our board of directors to have the same measurement basis of operating performance as is used by management in its assessments of performance and in forecasting and budgeting for our company; (d) to evaluate potential acquisitions; and (e) to ensure compliance with covenants and restricted activities under the terms of our Credit Agreement. We believe these non-GAAP financial measures are frequently used by securities analysts, investors, and other interested parties to evaluate companies in our industry.

Business Combinations

On June 4, 2018, we acquired 100% of the ownership interests of Chris-Craft, a privately-owned company based in Sarasota, Florida. Chris-Craft manufactures and sells premium quality boats in the recreational powerboat industry through an established global network of independent authorized dealers.

On November 8, 2016, we closed on the acquisition of all the issued and outstanding capital stock of towable RV manufacturer Grand Design RV, LLC ("Grand Design") for an aggregate purchase price of $520.5 million. This acquisition was funded from our cash on hand, $353.0 million from asset-based revolving and term loan credit facilities, as well as stock consideration as is more fully described in Note 2, Business Combinations, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. We purchased Grand Design to significantly expand our existing towable RV product offerings and dealer base and acquire additional talent in the RV industry.

Reportable Segments

Beginning in the fourth quarter of Fiscal 2018, we have five operating segments: 1) Winnebago motorhomes, 2) Winnebago towables, 3) Grand Design towables, 4) Winnebago specialty vehicles, and 5) Chris-Craft marine. We evaluate performance based on each operating segment's Adjusted EBITDA, as defined above, which excludes certain corporate administration expenses and non-operating income and expense.

Our two reportable segments include: 1) Motorhome (comprised of products that include a motorized chassis as well as other related manufactured products and services) and 2) Towable (comprised of products which are not motorized and are generally towed by another vehicle as well as other related manufactured products and services), which is an aggregation of the Winnebago towables and Grand Design towables operating segments.

The Corporate / All Other category includes the Winnebago specialty vehicles and Chris-Craft marine operating segments as well as expenses related to certain corporate administration expenses for the oversight of the enterprise. These expenses include items such as corporate leadership and administration costs. Previously, these expenses were allocated to each operating segment.

Prior year segment information has been reclassified to conform to the current reportable segment presentation. The reclassifications included removing the corporate administration expenses from both the Motorhome and Towable reportable segments and removing Winnebago specialty vehicles from the Motorhome reportable segment, as we begin to dedicate leadership and focus on these operations separately from our Winnebago motorhomes operations.

Industry Trends

Key reported statistics for the North American RV industry are as follows:

•	Wholesale unit shipments: RV product delivered to the dealers, which is reported monthly by the Recreation Vehicle Industry Association ("RVIA")

•	Retail unit registrations: consumer purchases of RVs from dealers, which is reported by Stat Surveys

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

	US and Canada Industry
	Wholesale Unit Shipments per RVIA				Retail Unit Registrations per Stat Surveys
	Rolling 12 Months through August				Rolling 12 Months through August
(In units)	2018	2017	Increase	% Change	2018	2017	Increase	% Change
Towable(1)	443,572	402,258	41,314	10.3%	417,013	383,248	33,765	8.8%
Motorhome(2)	62,095	59,891	2,204	3.7%	58,452	56,187	2,265	4.0%
Combined	505,667	462,149	43,518	9.4%	475,465	439,435	36,030	8.2%

(1)	Towable: Fifth wheel and travel trailer products.

(2)	Motorhome: Class A, B and C products.

The most recent RVIA wholesale shipment forecasts for calendar year 2019, as noted in the table below, indicate that industry shipments are most likely expected to decline slightly in 2019. The RV sales outlook is based on anticipated increases in inflation and interest rates and rising costs of production, partially offset by strong job and wage growth.

	Calendar Year
Wholesale Unit Shipment Forecast per RVIA(1)	2019 Forecast	2018 Actual	Unit Change	% Change
Aggressive	510,600	505,900	4,700	0.9%
Most likely	497,100	505,900	(8,800)	(1.7)%
Conservative	485,900	505,900	(20,000)	(4.0)%

(1)	Prepared by Dr. Richard Curtin of the University of Michigan Consumer Survey Research Center for RVIA and reported in the Roadsigns RV Fall 2018 Industry Forecast Issue.

Market Share

Our retail unit market share, as reported by Stat Surveys based on state records, is illustrated below. Note that this data is subject to adjustment and is continuously updated.

	Rolling 12 Months Through August		Calendar Year
US and Canada	2018	2017(1)	2017(1)	2016	2015
Motorhome A, B, C	15.7%	16.4%	16.2%	18.0%	20.5%
Travel trailer and fifth wheels	7.4%	5.2%	6.1%	1.7%	0.9%

(1)	Includes retail unit market share for Grand Design since acquisition on November 8, 2016.

Facility Expansion

During Fiscal 2017, our Board of Directors approved two large facility expansion projects to increase production capacity in the fast growing Towable segment. The Grand Design expansion project consisted of two new production facilities. The first facility was completed in the second quarter of Fiscal 2018, and the second was completed in the third quarter of Fiscal 2018. Both facilities have resulted in an increase in units produced. The facility expansion in the Winnebago towables division is expected to be completed in the first half of Fiscal 2019.

Enterprise Resource Planning System

In the second quarter of Fiscal 2015, our Board of Directors approved the strategic initiative of implementing an enterprise resource planning ("ERP") system to replace our legacy business applications. The new ERP platform will provide better support for our changing business needs and plans for future growth. Our initial cost estimates have grown for additional needs of the business, such as the opportunity to integrate the ERP system with additional manufacturing systems. The project includes software, external implementation assistance, and increased internal staffing directly related to this initiative. We anticipate that approximately 40% of the cost will be expensed in the period incurred and 60% will be capitalized and depreciated over its useful life.

The following table illustrates the cumulative project costs:

	Fiscal	Fiscal	Fiscal	Fiscal	Cumulative
(In thousands)	2018	2017	2016	2015	Investment
Capitalized	$5,941	$1,881	$7,798	$3,291	$18,911	59%
Expensed	2,107	2,601	5,930	2,528	13,166	41%
Total	$8,048	$4,482	$13,728	$5,819	$32,077	100%

Consolidated Results of Operations

Fiscal 2018 Compared to Fiscal 2017

The following is an analysis of changes in key items included in the statements of operations for the fiscal year ended August 25, 2018 compared to the fiscal year ended August 26, 2017:

	Year Ended
(In thousands, except percent and per share data)	August 25, 2018	% of Revenues(1)	August 26, 2017	% of Revenues(1)	Increase (Decrease)	% Change
Net revenues	$2,016,829	100.0%	$1,547,119	100.0%	$469,710	30.4%
Cost of goods sold	1,716,993	85.1%	1,324,542	85.6%	392,451	29.6%
Gross profit	299,836	14.9%	222,577	14.4%	77,259	34.7%

Selling	49,850	2.5%	35,668	2.3%	14,182	39.8%
General and administrative	78,089	3.9%	55,347	3.6%	22,742	41.1%
Postretirement health care benefit income	—	—%	(24,796)	(1.6)%	(24,796)	(100.0)%
Transaction costs	2,177	0.1%	6,592	0.4%	(4,415)	(67.0)%
Amortization of intangible assets	9,328	0.5%	24,660	1.6%	(15,332)	(62.2)%
Total general and administrative	89,594	4.4%	61,803	4.0%	27,791	45.0%
Total selling, general, and administrative expenses ("SG&A")	139,444	6.9%	97,471	6.3%	41,973	43.1%

Operating income	160,392	8.0%	125,106	8.1%	35,286	28.2%
Interest expense	18,246	0.9%	16,837	1.1%	1,409	8.4%
Non-operating income	(494)	—%	(330)	—%	164	49.7%
Income before income taxes	142,640	7.1%	108,599	7.0%	34,041	31.3%
Provision for taxes	40,283	2.0%	37,269	2.4%	3,014	8.1%
Net income	$102,357	5.1%	$71,330	4.6%	$31,027	43.5%

Diluted income per share	$3.22		$2.32		$0.90	38.8%
Diluted average shares outstanding	31,814		30,766		1,048	3.4%

(1)	Percentages may not add due to rounding differences.

Consolidated net revenues increased in Fiscal 2018 compared to Fiscal 2017 primarily due to organic volume growth in our Towable segment and acquisition-related growth.

Gross profit as a percentage of revenue increased in Fiscal 2018 compared to Fiscal 2017 driven by a favorable mix due to the accelerated growth in the Towable segment.

Selling expenses increased in Fiscal 2018 compared to Fiscal 2017 primarily due to volume growth in our Towable segment.
Total general and administrative expenses increased in Fiscal 2018 compared to Fiscal 2017 due primarily to the $24.8 million benefit recorded in Fiscal 2017 associated with the termination of the postretirement health care plan, investments in our business, and incentives related to the growth in our business. The increase was partially offset by the reduction of amortization of definite-lived intangible assets, driven by the Grand Design acquisition in Fiscal 2017.
Interest expense increased in Fiscal 2018 compared to Fiscal 2017, which was related to our Credit Agreements associated with the acquisition of Grand Design. See Analysis of Financial Condition, Liquidity, and Resources and Note 9, Long-Term Debt, of the

Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.
The overall effective income tax rate for Fiscal 2018 was 28.2% compared to the effective income tax rate of 34.3% for Fiscal 2017. The decrease in the tax rate from Fiscal 2017 to Fiscal 2018 was primarily due to the decrease in the Federal statutory rate as part of the enactment of the Tax Cuts and Jobs Act ("Tax Act") on December 22, 2017. The decrease was partially offset by the required remeasurement of our net deferred tax assets due to the change in the Federal statutory tax rate.
Net income and diluted income per share increased in Fiscal 2018 compared to Fiscal 2017 primarily due to the sales increase in the Towable segment, the increased gross profit rate, and the lower effective income tax rate. These increases were partially offset by an increase in the SG&A rate driven primarily by the termination of the postretirement health care plan, which lowered expense in Fiscal 2017.

Non-GAAP Reconciliation

The following table reconciles net income to consolidated Adjusted EBITDA for Fiscal 2018 and Fiscal 2017.

	Year Ended
(In thousands)	August 25, 2018	August 26, 2017
Net income	$102,357	$71,330
Interest expense	18,246	16,837
Provision for income taxes	40,283	37,269
Depreciation	9,849	7,315
Amortization	9,328	24,660
EBITDA	180,063	157,411
Postretirement health care benefit income	—	(24,796)
Transaction costs	2,177	6,592
Non-operating income	(494)	(330)
Adjusted EBITDA	$181,746	$138,877

Segment Results of Operations

The following is an analysis of key changes in our Motorhome segment for Fiscal 2018 compared to Fiscal 2017.

Motorhome	Year Ended
(In thousands, except units)	August 25, 2018	% of Revenue	August 26, 2017	% of Revenue	Increase (Decrease)	% Change
Net revenues	$860,675		$853,360		$7,315	0.9%
Adjusted EBITDA	35,508	4.1%	56,518	6.6%	(21,010)	(37.2)%

Unit deliveries	August 25, 2018	Product Mix % (1)	August 26, 2017	Product Mix % (1)	Increase (Decrease)	% Change
Class A	2,997	31.4%	3,182	34.4%	(185)	(5.8)%
Class B	2,012	21.1%	1,541	16.6%	471	30.6%
Class C	4,539	47.5%	4,537	49.0%	2	—%
Total Motorhome	9,548	100.0%	9,260	100.0%	288	3.1%

Motorhome average selling price ("ASP")	$89,879		$91,759		$(1,880)	(2.0)%

			As Of
Backlog (2)			August 25, 2018	August 26, 2017	Increase	% Change
Units			1,693	1,293	400	30.9%
Dollars			$157,554	$122,142	$35,412	29.0%

Dealer Inventory
Units			4,620	4,282	338	7.9%

(1)	Percentages may not add due to rounding differences.

(2)
We include in our backlog all accepted orders from dealers to generally be shipped within the next six months. Orders in backlog can be cancelled or postponed at the option of the dealer at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Motorhome net revenues increased in Fiscal 2018 as compared to Fiscal 2017 primarily due to an increase in the number of units sold, partially offset by product mix.

Motorhome unit deliveries grew slower than recent industry growth in Fiscal 2018 compared to Fiscal 2017. Our overall Motorhome market share moved to 15.7% from 16.4% when comparing shipments during the twelve-month trailing periods ended August 2018 and August 2017 due to a mix change from our Class A-diesel products to our Class B products.

Motorhome Adjusted EBITDA decreased in Fiscal 2018 as compared to Fiscal 2017 due to increased material costs and investments in our business, including higher costs and lower productivity associated with a new facility that produces our Class A diesel product line.

The following is an analysis of key changes in our Towable segment for Fiscal 2018 compared to Fiscal 2017.

Towable	Year Ended
(In thousands, except units)	August 25, 2018	% of Revenue	August 26, 2017	% of Revenue	Increase	% Change
Net revenues	$1,127,723		$685,197		$442,526	64.6%
Adjusted EBITDA	157,010	13.9%	89,734	13.1%	67,276	75.0%

Unit deliveries	August 25, 2018	Product Mix % (1)	August 26, 2017	Product Mix % (1)	Increase	% Change
Travel trailer	22,360	61.1%	13,650	60.7%	8,710	63.8%
Fifth wheel	14,229	38.9%	8,824	39.3%	5,405	61.3%
Total Towable	36,589	100.0%	22,474	100.0%	14,115	62.8%

Towable ASP	30,941		30,571		370	1.2%

			As Of
Backlog (2)			August 25, 2018	August 26, 2017	(Decrease) Increase	% Change
Units			7,651	8,001	(350)	(4.4)%
Dollars			$244,854	$229,706	$15,148	6.6%

Dealer Inventory
Units			14,877	9,545	5,332	55.9%

(1)	Percentages may not add due to rounding differences.

(2)
We include in our backlog all accepted orders from dealers to generally be shipped within the next six months. Orders in backlog can be cancelled or postponed at the option of the dealer at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Towable net revenues increased in Fiscal 2018 as compared to Fiscal 2017 primarily due to organic volume growth as well as the annualization of net revenues related to the Fiscal 2017 acquisition of Grand Design.

Towable unit deliveries grew in Fiscal 2018 as compared to Fiscal 2017 primarily due to Towable growth in excess of recent industry trends and due to the acquisition of Grand Design. With the addition of Grand Design in the first quarter of Fiscal 2017, our Towable market share increased to 7.4% from 5.2% when comparing shipments during the twelve-month trailing periods ended August 2018 and August 2017.

Towable Adjusted EBITDA increased in Fiscal 2018 as compared to Fiscal 2017 due to the favorable impact of organic growth as well as the annualization of net revenues related to the Fiscal 2017 acquisition of Grand Design. We achieved strong results in our Towable segment, where shipments grew much faster than the industry as a result of greater penetration of our new products and further expansion of our distribution base, as well as higher gross profit from cost savings initiatives and pricing, which more than offset escalating cost inputs.

Fiscal 2017 Compared to Fiscal 2016

The following is an analysis of changes in key items included in the statements of operations for the fiscal year ended August 26, 2017 compared to the fiscal year ended August 27, 2016:

	Year Ended
(In thousands, except percent and per share data)	August 26, 2017	% of Revenues(1)	August 27, 2016	% of Revenues(1)	Increase (Decrease)	% Change
Net revenues	$1,547,119	100.0%	$975,226	100.0%	$571,893	58.6%
Cost of goods sold	1,324,542	85.6%	862,577	88.4%	461,965	53.6%
Gross profit	222,577	14.4%	112,649	11.6%	109,928	97.6%

Selling	35,668	2.3%	19,823	2.0%	15,845	79.9%
General and administrative	55,347	3.6%	33,209	3.4%	22,138	66.7%
Postretirement health care benefit income	(24,796)	(1.6)%	(6,124)	(0.6)%	18,672	304.9%
Transaction costs	6,592	0.4%	—	—%	6,592	—%
Amortization of intangible assets	24,660	1.6%	—	—%	24,660	—%
Total general and administrative	61,803	4.0%	27,085	2.8%	34,718	128.2%
Total SG&A	97,471	6.3%	46,908	4.8%	50,563	107.8%

Operating income	125,106	8.1%	65,741	6.7%	59,365	90.3%
Interest expense	16,837	1.1%	—	—%	16,837	100.0%
Non-operating income	(330)	—%	(457)	—%	(127)	(27.8)%
Income before income taxes	108,599	7.0%	66,198	6.8%	42,401	64.1%
Provision for taxes	37,269	2.4%	20,702	2.1%	16,567	80.0%
Net income	$71,330	4.6%	$45,496	4.7%	$25,834	56.8%

Diluted income per share	$2.32		$1.68		$0.64	38.0%
Diluted average shares outstanding	30,766		27,033		3,733	13.8%

(1)	Percentages may not add due to rounding differences.

Consolidated net revenues increased in Fiscal 2017 over Fiscal 2016 primarily due to the acquisition of Grand Design, which added revenues of $559.7 million in Fiscal 2017. Winnebago-branded towables products increased $36.1 million in Fiscal 2017. Growth in Towable revenues was partially offset by a $28.0 million decrease in Motorhome revenues caused mainly by the consumer trend towards smaller RVs with a lower ASP. In addition, we exited the aluminum extrusion operation in Fiscal 2016, which caused a reduction of $6.1 million in Fiscal 2017 net revenue.

Cost of goods sold was 85.6% of net revenues for Fiscal 2017 compared to 88.4% of net revenues for Fiscal 2016 due to the following:

•
Total variable costs (materials, direct labor, variable overhead, delivery expense, and warranty), as a percent of net revenues, decreased to 81.2% from 83.2% primarily due to a higher proportion of Towable revenue as the Towable segment operates at a higher gross profit rate. Also, improvement in Towable segment material efficiency and purchasing synergies reduced costs as a percent of net revenue. Finally, improvement in the Towable segment margin was partially offset by margin pressure in the Motorhome segment due in part to the ramp up of the Junction City, Oregon production facility.

•
Fixed overhead (manufacturing support labor, depreciation, and facility costs) and engineering-related costs were lower at 4.5% of net revenues compared to 5.2% in the prior year due mainly to a higher proportion of Towable revenue that operates at a lower fixed cost per unit.

•	All factors considered, gross profit increased from 11.6% to 14.4% of net revenues.

Selling expenses were 2.3% and 2.0% of net revenues in Fiscal 2017 and Fiscal 2016, respectively. Selling expenses are largely variable and remained proportional to revenues in Fiscal 2017.

General and administrative expenses were 4.0% and 2.8% of net revenues in Fiscal 2017 and Fiscal 2016, respectively. General and administrative expenses increased in Fiscal 2017 due to the addition of $13.9 million of general and administrative expenses related to the acquired Grand Design operation, an increase of $6.6 million in transaction related expenses, and the addition of $24.7 million in intangible amortization. In addition, Fiscal 2016 results of operations were impacted by $3.4 million in favorable legal settlements. These increases were partially offset in Fiscal 2017 by the increased benefit of $18.7 million associated with the termination of the postretirement health care plan and reduced ERP implementation expenses.

Non-operating income decreased $0.1 million, in Fiscal 2017, primarily due to lower proceeds from company-owned life insurance ("COLI") policies than we received in Fiscal 2016.

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

Non-GAAP Reconciliation

The following table reconciles net income to consolidated Adjusted EBITDA for Fiscal 2017 and Fiscal 2016

	Year Ended
(In thousands)	August 26, 2017	August 27, 2016
Net income	$71,330	$45,496
Interest expense	16,837	—
Provision for income taxes	37,269	20,702
Depreciation	7,315	5,745
Amortization	24,660	—
EBITDA	157,411	71,943
Postretirement health care benefit income	(24,796)	(6,124)
Legal settlement	—	(3,400)
Transaction costs	6,592	355
Non-operating income	(330)	(457)
Adjusted EBITDA	$138,877	$62,317

Segment Results of Operations

The following is an analysis of key changes in our Motorhome segment for Fiscal 2017 compared to Fiscal 2016.

Motorhome	Year Ended
	August 26, 2017	% of Revenue	August 27, 2016	% of Revenue	Decrease	% Change
Net revenues	$853,360		$881,363		$(28,003)	(3.2)%
Adjusted EBITDA	56,518	6.6%	66,127	7.5%	(9,609)	(14.5)%

Unit deliveries	August 26, 2017	Product Mix % (1)	August 27, 2016	Product Mix % (1)	Increase (Decrease)	% Change
Class A	3,182	34.4%	2,925	31.4%	257	8.8%
Class B	1,541	16.6%	1,239	13.3%	302	24.4%
Class C	4,537	49.0%	5,143	55.3%	(606)	(11.8)%
Total Motorhome	9,260	100.0%	9,307	100.0%	(47)	(0.5)%

Motorhome ASP	$91,759		$93,116		$(1,357)	(1.5)%
			As Of
Backlog (2)			August 26, 2017	August 27, 2016	Increase (Decrease)	% Change
Units			1,293	1,139	154	13.5%
Dollars			$122,142	$107,621	$14,521	13.5%

Dealer Inventory
Units			4,282	4,345	(63)	(1.4)%

(1)	Percentages may not add due to rounding differences.

(2)
We include in our backlog all accepted orders from dealers to generally be shipped within the next six months. Orders in backlog can be cancelled or postponed at the option of the dealer at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Motorhome net revenues decreased 3.2% in Fiscal 2017 as compared to Fiscal 2016. This was primarily due to a decline in Class C sales, a lower ASP on the mix of units sold, and the $6.1 million reduction in sales to aluminum extrusion customers as we have ceased those operations.

Motorhome unit deliveries decreased by 0.5% in Fiscal 2017, most notably in our Class C products. The unit growth we have generated has been in our Class A and Class B products. The shift in product mix has been towards Class B products, which have a lower ASP. Though total Motorhome unit deliveries were down for Fiscal 2017, we saw an increase in the backlog volumes by 13.5% as of August 26, 2017 versus the prior period.

Motorhome segment Adjusted EBITDA decreased due to lower revenues as described above, lower pricing, and additional costs associated with the investment in and shift of production to our Junction City, Oregon production facility. Higher personnel expenses were partially offset by a decrease in ERP expenses.

The following is an analysis of key changes in our Towable segment for Fiscal 2017 compared to Fiscal 2016.

Towable	Year Ended
	August 26, 2017	% of Revenue	August 27, 2016	% of Revenue	Increase	% Change
Net revenues	$685,197		$89,412		$595,785	666.3%
Adjusted EBITDA	89,734	13.1%	1,721	1.9%	88,013	5,114.1%

Unit deliveries	August 26, 2017	Product Mix % (1)	August 27, 2016	Product Mix % (1)	Increase	% Change
Travel trailer	13,650	60.7%	3,613	86.0%	10,037	277.8%
Fifth wheel	8,824	39.3%	586	14.0%	8,238	1,405.8%
Total Towable	22,474	100.0%	4,199	100.0%	18,275	435.2%

Towable ASP	30,571		21,322		9,249	43.4%

			As Of
Backlog (2)			August 26, 2017	August 27, 2016	Increase	% Change
Units			8,001	492	7,509	1,526.2%
Dollars			$229,706	$8,420	$221,286	2,628.1%

Dealer Inventory
Units			9,545	2,156	7,389	342.7%

(1)	Percentages may not add due to rounding differences.

(2)
We include in our backlog all accepted orders from dealers to generally be shipped within the next six months. Orders in backlog can be cancelled or postponed at the option of the dealer at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Towable net revenues increased 666.3% in Fiscal 2017 as compared to Fiscal 2016. This was primarily due to the acquisition of Grand Design, which added revenues of $559.7 million in Fiscal 2017. In addition, Winnebago-branded towable revenues rose $36.1 million or 40.4% in Fiscal 2017.

Towable unit deliveries grew by 435.2% in Fiscal 2017 primarily due to the acquisition of Grand Design and also due to Towable segment growth in excess of recent industry trends. With the addition of Grand Design in November 2016, our towables market share increased from 1.1% to 5.1% when comparing shipments during the twelve month trailing periods ended August 2016 and August 2017. The addition of Grand Design has also resulted in a higher ASP due to a greater proportion of higher-priced fifth wheel units sold in Fiscal 2017 compared to Fiscal 2016. Strong increases in backlog and the dealer inventory turn ratio in Fiscal 2017 resulted primarily from the acquisition of Grand Design.

Towable segment Adjusted EBITDA excludes the costs associated with the acquisition and as such increased $88.0 million. This increase illustrates the favorable impact of Grand Design and the organic growth of Winnebago-branded towables. We achieved strong results in our Towable segment, where shipments grew much faster than the industry as a result of greater penetration of our new products and further expansion of our distribution base and higher gross profit on new products. In addition to the growth in our Towable segment, profitability has increased due to material efficiencies and the leverage of higher volume on the fixed cost components of our business.

Analysis of Financial Condition, Liquidity, and Resources

Cash Flows

The following table summarizes our cash flows from total operations for Fiscal 2018, 2017, and 2016:

	Year Ended
(In thousands)	August 25, 2018	August 26, 2017	August 27, 2016
Total cash provided by (used in):
Operating activities	$83,346	$97,127	$52,746
Investing activities	(111,761)	(405,385)	(23,392)
Financing activities	(5,188)	258,620	(14,010)
(Decrease) increase in cash and cash equivalents	$(33,603)	$(49,638)	$15,344

Operating Activities

Cash provided by operating activities decreased in Fiscal 2018 compared to Fiscal 2017 due to an increase in inventory to support organic growth, partially offset by growth in net income.

Cash provided by operating activities increased in Fiscal 2017 compared to Fiscal 2016 due to net income and changes in non-cash charges (e.g., amortization of debt issuance costs, depreciation, LIFO, stock-based compensation, deferred income taxes, postretirement benefits).

Investing Activities

Cash used in investing activities for Fiscal 2018 consisted primarily of the acquisition of Chris-Craft and capital expenditures related to the capacity expansions taking place in our Towable segment. In Fiscal 2017, cash used in investing activities consisted of the acquisition of Grand Design for which we paid cash of $392.5 million, net of cash acquired, in addition to issuing Winnebago stock with a value of $124.1 million at closing. In Fiscal 2016, cash used in investing activities was primarily due to capital spend.

Financing Activities

Cash used in financing activities for Fiscal 2018 consisted of payments on the Credit Agreement, dividend payments, and share repurchases; these were partially offset by cash proceeds on the Credit Agreement. Cash provided by financing activities for Fiscal 2017 consisted of cash proceeds from the Credit Agreement, partially offset by payments on the Credit Agreement, payment of debt issuance costs, and dividend payments. Cash used in financing for Fiscal 2016 was primarily due to dividend payments and share repurchases.

Debt and Capital

As described in Note 9, Long-Term Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, effective December 8, 2017, our Credit Agreement consists of a $300.0 million loan agreement ("Term Loan") and a $125.0 million asset-based revolving credit agreement ("ABL") (collectively, the "Credit Agreement") with JPMorgan Chase. The requirement to hedge a portion of the Term Loan floating rate interest exposure was removed from the ABL on December 8, 2017, which provided greater flexibility under the Credit Agreement. The ABL was increased to a $165.0 million revolving credit agreement as of September 21, 2018.

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

Other Financial Measures

Working capital at August 25, 2018 and August 26, 2017 was $167.8 million and $147.0 million, respectively. We currently expect cash on hand, funds generated from operations, and the borrowing available under our Credit Agreement to be sufficient to cover both short-term and long-term operating requirements.

Capital Expenditures

We anticipate capital expenditures in Fiscal 2019 of approximately $40.0 million to $50.0 million. We will continue to invest in our ERP system as well as expand our towable and marine facilities and make improvements to our motorhome facilities.

Share Repurchases and Dividends

We repurchase our common stock and pay dividends pursuant to programs approved by our Board of Directors. Our long-term capital allocation strategy is to first fund operations and investments in growth, maintain a debt leverage ratio within our targeted zone, maintain reasonable liquidity, and then return excess cash over time to shareholders through dividends and share repurchases.

On December 19, 2007, our Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $60.0 million. On October 18, 2017, our Board of Directors authorized a share repurchase program in the amount of $70.0 million. There is no time restriction on either authorization. During Fiscal 2018, we repurchased 134,803 shares of our common stock at a cost of $5.0 million. An additional 33,560 shares of our common stock at a cost of $1.5 million were repurchased to satisfy tax obligations on employee equity awards as they vested. We continually evaluate if share repurchases reflect a prudent use of our capital and, subject to compliance with our Credit Agreement, we may purchase shares in the future. At August 25, 2018, we have $66.0 million remaining on our board repurchase authorization.

On August 15, 2018, our Board of Directors declared a quarterly cash dividend of $0.10 per share, totaling $3.2 million, paid on September 26, 2018 to common stockholders of record at the close of business on September 12, 2018.

Contractual Obligations and Commercial Commitments

Our principal contractual obligations and commercial commitments as of August 25, 2018 were as follows:

	Payments Due By Period
(In thousands)	Total	Fiscal 2019	Fiscal 2020-2021	Fiscal 2022-2023	More than 5 Years
ABL(1)(7)	$38,532	$—	$—	$—	$—
Term loan(2)	260,000	—	25,250	234,750	—
Interest at variable rate(3)	72,313	10,016	20,032	20,032	22,233
Net swap payments(4)	8,266	2,068	3,707	2,344	147
Deferred compensation obligations(5)	18,496	3,214	6,092	4,862	4,328
Operating leases(6)	16,463	2,700	4,794	4,928	4,041
Contracted services	5,574	2,846	2,433	295	—
Unrecognized tax benefits(7)	1,745	—	—	—	—
Total contractual cash obligations	$421,389	$20,844	$62,308	$267,211	$30,749

	Expiration By Period
(In thousands)	Total	Fiscal 2019	Fiscal 2020-2021	Fiscal 2022-2023	More than 5 Years
Contingent repurchase obligations (6)	$878,989	$815,704	$63,285	$—	$—

(1)	As of August 25, 2018, we had $38.5 million in borrowings under our ABL. Borrowings and repayments are expected to fluctuate over the term.

(2)
As of August 25, 2018, we had $260.0 million outstanding under our Term Loan that matures on November 8, 2023. The contractual principal payments are included in the table. Additional principal payments are potentially due annually on a formula based on excess cash flow and the leverage ratio at that time as defined in the Credit Agreement. No amounts for this contingency are included in the above table.

(3)
The Term Loan is at a variable rate and the interest in the table assumes the variable rate of 5.8% at August 25, 2018 is constant through the maturity dates of the debt and the principal payments on the term debt are made as scheduled. The variable rate is subject to change. For example, a 1.0% change in Term Loan rates for Fiscal 2018, would change the interest expense by $2.5 million. Additionally, included in interest payments due by period is a 0.25% - 0.375% commitment fee on the ABL for unused borrowings, which are assumed to be at $125.0 million. In addition to interest assumed to be paid, non-cash amortization of debt issuance costs will also be recorded within interest expense on the Consolidated Statements of Income and Comprehensive Income in future periods.

(4)
We have an interest rate swap agreement with a notional amount of $170.0 million as of August 25, 2018 that decreases to $120.0 million on December 8, 2018, to $60.0 million on December 8, 2019, and expires on December 8, 2020. We pay a fixed rate at 1.82%, and receive a floating rate that was 2.3% at August 25, 2018. In the table, we have assumed the floating rate will be constant through the expiration of the interest rate swap when calculating the net swap payments. The variable rate is subject to change. For example, a 1.0% increase in the floating rate for Fiscal 2018 would decrease the payments noted in footnote 3 by $2.1 million.

(5)	See Note 10, Employee and Retiree Benefits, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

(6)
See Note 11, Contingent Liabilities and Commitments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

(7)	We are not able to reasonably estimate in which future periods these amounts will ultimately be settled.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors believed to be relevant at the time our consolidated financial statements are prepared. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results. These estimates require our most difficult, subjective, or complex judgments because they relate to matters that are inherently uncertain. We have reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

We have not made any material changes during the past three fiscal years, nor do we believe there is a reasonable likelihood of a material future change to the accounting methodologies for the areas described below.

Goodwill and Indefinite-lived Intangible Assets

We test goodwill and indefinite-lived intangible assets (trade names) for impairment at least annually in the fourth quarter and more frequently if events or circumstances occur that would indicate a reduction in fair value. Our test of impairment begins by either performing a qualitative evaluation or a quantitative test:

•
Qualitative evaluation - Performed to determine whether it is more likely than not that the carrying value of goodwill or the trade name exceeds the fair value of the asset. During our qualitative assessment, we make significant estimates, assumptions, and judgments, including, but not limited to, the macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of the Company and the reporting units, changes in our share price, and relevant company-specific events. If we determine that it is more likely than not that the carrying value of goodwill exceeds the fair value of goodwill, we perform the quantitative test to determine the amount of the impairment.

•
Quantitative test - Used to calculate the fair value of goodwill or the trade name. If the carrying value of goodwill or the trade name exceeds the fair value of the asset, the impairment is calculated as the difference between the carrying value and fair value. Our goodwill fair value model uses a blend of the income (discounted future cash flow) and market (guideline public company) approaches, which includes the use of significant unobservable inputs (Level 3 inputs). Our trade name fair value model uses the income (relief-from-royalty) approach, which includes the use of significant unobservable inputs (Level 3 inputs). During these valuations, we make significant estimates, assumptions, and judgments, including, current and projected future levels of income based on management’s plans, business trends, market and economic conditions, and market-participant considerations.

Actual results may differ from assumed and estimated amounts. As of August 25, 2018, our goodwill balance includes $244.7 million within our Towable segment and $29.7 million within our Corporate / All Other category, and our indefinite-lived intangible asset balance is $177.3 million. The qualitative test was not performed in the current year. No impairments were recorded in Fiscal 2018, 2017, and 2016.

Long-Lived Assets

Long-lived assets, which include property, plant, and equipment, and definite-lived intangible assets, primarily the dealer network, are assessed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. The impairment testing involves comparing the carrying amount of the asset to the fair value of the asset as determined by calculating the undiscounted future cash flows generated by the asset. During these valuations, we make significant estimates, assumptions, and judgments, including current and projected future levels of income based on management’s plans, business trends, and market and economic conditions. In the event the carrying amount of the asset exceeds the fair value and the carrying amount is not considered recoverable, an impairment exists. An impairment loss is measured as the excess of the asset’s carrying amount over its fair value. In addition, the reasonableness of the useful lives of these assets is regularly evaluated. No impairments were recorded in Fiscal 2018, 2017, and 2016.

Repurchase Commitments

It is customary practice for manufacturers in our industries to enter into repurchase agreements with financing institutions that provide financing to their dealers. Our repurchase agreements generally provide that, in the event of a default by a dealer in its obligation to these lenders, we will repurchase units sold to the dealer that have not been resold to retail customers. The terms of these agreements, which can last up to 24 months, provide that our liability will be the lesser of remaining principal owed by the dealer or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our liability cannot exceed 100% of the dealer invoice. In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations.

Based on these repurchase agreements, we establish an associated loss reserve. Our loss reserve for repurchase commitments contains uncertainties because the calculation requires management to make assumptions and apply judgment regarding a number of factors. We base our reserve primarily on our historical loss experience rate per dollar of dealer inventory. The historical experience has been affected by a number of factors which are evaluated, such as macro-market conditions, current retail demand for our product, location of the dealer, and the financing source. The percentage of dealer inventory we estimate we will repurchase and the associated estimated loss is based on historical loss experience and current trends and economic conditions.

Repurchase risk is affected by the credit worthiness of our dealer network and if we are obligated to repurchase a substantially larger number of units in the future, this would increase our costs and could have a material adverse effect on our results of operations, financial condition, and cash flows. A hypothetical change of a 10% increase or decrease in our repurchases commitments as of August 25, 2018 would have an immaterial effect on net income.

Warranty

We provide certain service and warranty on our products. Estimated costs related to product warranty are accrued at the time of sale and are based upon past warranty claims and unit sales history. Estimates are adjusted as needed to reflect actual costs incurred as information becomes available.

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

A significant increase in dealership labor rates, the cost of parts, or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize. A hypothetical change of a 10% increase or decrease in our warranty liability as of August 25, 2018 would have affected net income by approximately $2.8 million.

Income Taxes

We account for income taxes in accordance with Accounting Standards Codification ("ASC") 740, Income Taxes. In preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets.

We will continue to assess the likelihood that our deferred tax assets are properly measured and will be realizable at each reporting period. Any adjustment to the deferred tax assets could materially impact our financial position and results of operations. As of August 25, 2018, we have determined that our deferred tax assets are properly measured and realizable and, therefore, no valuation allowance has been recorded.

New Accounting Pronouncements

For a summary of new applicable accounting pronouncements, See Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The assets we maintain to fund deferred compensation have market risk, but we maintain a corresponding liability for these assets. The market risk is therefore borne by the participants in the deferred compensation program.

Interest rate risk

We are exposed to market risks related to fluctuations in interest rates on the outstanding variable rate debt. As of August 25, 2018, we had $260.0 million outstanding under our Term Loan, subject to variable interest rates. This risk is partially mitigated through the use of an interest rate swap contract as detailed below.

Under terms of the Credit Agreement, we were previously required to maintain interest rate swaps to manage our interest rate exposure related to the variable component of interest cost on the Term Loan. In accordance with this requirement, we entered into an interest swap contract on January 23, 2017, to effectively convert $200.0 million of the Term Loan balance to a fixed rate. The notional amount of the swap reduced to $170.0 million on December 8, 2017 and will be reduced to $120.0 million on December 8, 2018 and $60.0 million on December 9, 2019. The swap contract expires on December 8, 2020. A hypothetical one percentage point increase in interest rates on the Term Loan would increase our interest expense (after consideration of the interest rate swap) for 2018 by approximately $0.9 million. A 1.0% decrease in interest rates on the Term Loan would decrease our interest expense for Fiscal 2018 by approximately $0.9 million.  The requirement to hedge a portion of the Term Loan floating rate interest exposure was removed through an amendment to the ABL. See Note 9, Long-Term Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant.

Derivative instruments are accounted for at fair value and have been designated for hedge accounting. The fair value of the interest rate swap is based on observable market data (Level 2) and was $2.0 million on August 25, 2018. The interest rate swap requires us to pay interest at a fixed rate of 1.82% through the December 8, 2020 expiration of the swap. A 1.0% increase in the interest rate would have changed the fair value of the swap as of August 25, 2018 by approximately $2.1 million and a 1.0% decrease would have changed the fair value by $2.2 million. These increases and decreases would be recorded in other comprehensive income and the hedged value on our consolidated balance sheet within other assets, if the balance is an asset and within other non-current liabilities, if the balance is a liability.  While these are our best estimates of the impact of the specified interest rate scenario, actual results could differ from those projected. The sensitivity analysis presented assumes interest rate changes are instantaneous, parallel shifts in the yield curve. In reality, interest rate changes of this magnitude are rarely instantaneous or parallel.

Item 8. Financial Statements and Supplementary Data.

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

In addition, the Audit Committee of the Board of Directors, consisting solely of independent directors, meets periodically with management of the Company, the internal auditors, and the independent registered public accounting firm to review internal accounting controls, audit results, and accounting principles and practices and annually selects the independent registered public accounting firm.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
In connection with the preparation of the Company's annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company's internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Management of the Company's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of the Company's internal control over financial reporting.
During Fiscal 2018, management excluded certain elements of internal control over financial reporting pertaining to the activities of the Chris-Craft business acquired in the fourth quarter (Refer to Note 2, Business Combinations). Exclusion in the year of acquisition is customary to allow management sufficient time to evaluate and integrate our internal control over financial reporting. The exclusion for Chris-Craft represented less than 1.0% of consolidated total revenue and less than 1.0% of our consolidated total operating income for the year ended August 25, 2018 as well as 9.5% of our consolidated total assets as of August 25, 2018.
Based on its assessment and considering the exclusion noted above, management has concluded that the Company's internal control over financial reporting was effective as of August 25, 2018.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's financial statements included in this Annual Report on Form 10-K, has issued a report included herein, which expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Michael J. Happe	/s/ Bryan L. Hughes
Michael J. Happe	Bryan L. Hughes
President, Chief Executive Officer	Vice President, Chief Financial Officer

October 18, 2018	October 18, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Winnebago Industries, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Winnebago Industries, Inc. and subsidiaries (the "Company") as of August 25, 2018 and August 26, 2017, the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended August 25, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 25, 2018 and August 26, 2017, and the results of its operations and its cash flows for each of the three years in the period ended August 25, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 25, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 18, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
October 18, 2018

We have served as the Company's auditor since 1986.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Winnebago Industries, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Winnebago Industries, Inc. and subsidiaries (the “Company”) as of August 25, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 25, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended August 25, 2018, of the Company and our report dated October 18, 2018, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Chris-Craft USA, Inc., which was acquired on June 4, 2018 and whose financial statements constitute 9.5% of total assets, less than 1.0% of net revenues, and less than 1.0% of operating income of the consolidated financial statements amounts as of and for the year ended August 25, 2018. Accordingly, our audit did not include the internal control over financial reporting at Chris-Craft USA, Inc.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
October 18, 2018

Winnebago Industries, Inc.
Consolidated Statements of Income and Comprehensive Income

	Year Ended
(In thousands, except per share data)	August 25, 2018	August 26, 2017	August 27, 2016
Net revenues	$2,016,829	$1,547,119	$975,226
Cost of goods sold	1,716,993	1,324,542	862,577
Gross profit	299,836	222,577	112,649
Selling, general, and administrative expense ("SG&A"):
Selling	49,850	35,668	19,823
General and administrative	78,089	55,347	33,209
Postretirement health care benefit income	—	(24,796)	(6,124)
Transaction costs	2,177	6,592	—
Amortization of intangible assets	9,328	24,660	—
Total SG&A	139,444	97,471	46,908
Operating income	160,392	125,106	65,741
Interest expense	18,246	16,837	—
Non-operating income	(494)	(330)	(457)
Income before income taxes	142,640	108,599	66,198
Provision for income taxes	40,283	37,269	20,702
Net income	$102,357	$71,330	$45,496

Income per common share:
Basic	$3.24	$2.33	$1.69
Diluted	$3.22	$2.32	$1.68

Weighted average common shares outstanding:
Basic	31,596	30,648	26,925
Diluted	31,814	30,766	27,033

Dividends paid per common share	$0.40	$0.40	$0.40

Net income	$102,357	$71,330	$45,496
Other comprehensive income (loss), net of tax:
Amortization of prior service credit (net of tax of $0, $15,409, and $2,947)	—	(25,035)	(4,788)
Amortization of net actuarial loss (net of tax of $11, $5,976, and $621)	27	9,705	1,010
Increase in actuarial loss (net of tax of $0, $35, and $415)	—	(57)	(674)
Plan amendment (net of tax of $0, $2,402, and $10,895)	—	3,903	17,701
Change in fair value of interest rate swap (net of tax of $840, $314, and $0)	1,947	(514)	—
Total other comprehensive income (loss)	1,974	(11,998)	13,249
Comprehensive income	$104,331	$59,332	$58,745
See notes to consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Balance Sheets

(In thousands, except per share data)	August 25, 2018	August 26, 2017
Assets
Current assets:
Cash and cash equivalents	$2,342	$35,945
Receivables, less allowance for doubtful accounts ($197 and $183, respectively)	164,585	124,539
Inventories	195,128	142,265
Prepaid expenses and other assets	9,883	11,388
Total current assets	371,938	314,137
Property, plant, and equipment, net	101,193	71,560
Other assets:
Goodwill	274,370	242,728
Other intangible assets, net	265,717	228,440
Investment in life insurance	28,297	27,418
Deferred income taxes	—	12,736
Other assets	10,290	5,493
Total assets	$1,051,805	$902,512

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$81,039	$79,194
Current maturities of long-term debt	—	2,850
Income taxes payable	15,655	7,450
Accrued expenses:
Accrued compensation	29,350	24,546
Product warranties	40,498	30,805
Self-insurance	12,262	6,122
Promotional	11,017	6,560
Accrued interest	3,095	3,128
Other	11,269	6,503
Total current liabilities	204,185	167,158
Non-current liabilities:
Long-term debt, less current maturities	291,441	271,726
Deferred income taxes	4,457	—
Unrecognized tax benefits	1,745	1,606
Deferred compensation benefits, net of current portion	15,282	19,270
Other	250	1,078
Total non-current liabilities	313,175	293,680
Contingent liabilities and commitments (Note 11)
Stockholders' equity:
Preferred stock, par value $0.01: Authorized-10,000 shares; Issued-none	—	—
Common stock, par value $0.50: Authorized-60,000 shares; Issued-51,776 shares	25,888	25,888
Additional paid-in capital	86,223	80,401
Retained earnings	768,816	679,138
Accumulated other comprehensive income (loss)	892	(1,023)
Treasury stock, at cost: 20,243 and 20,183 shares, respectively	(347,374)	(342,730)
Total stockholders' equity	534,445	441,674
Total liabilities and stockholders' equity	$1,051,805	$902,512
See notes to consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Changes in Stockholders' Equity

(In thousands, except per share data)	Common Shares		Additional Paid-In Capital ("APIC")	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Number	Amount				Number	Amount
Balance, August 29, 2015	51,776	$25,888	$32,018	$585,941	$(2,274)	(24,825)	$(420,610)	$220,963
Creation of APIC pool due to stock award	—	—	33	—	—	—	—	33
Issuance of restricted stock	—	—	(1,309)	—	—	108	1,826	517
Stock-based compensation, net of forfeitures	—	—	1,975	—	—	5	83	2,058
Repurchase of common stock	—	—	—	—	—	(163)	(3,066)	(3,066)
Cash dividends paid on common stock; $0.40 per share	—	—	—	(10,891)	—	—	—	(10,891)
Prior service cost and actuarial loss, net of $2,741 tax	—	—	—	—	(4,452)	—	—	(4,452)
Plan amendment, net of $10,895 tax	—	—	—	—	17,701	—	—	17,701
Net income	—	—	—	45,496	—	—	—	45,496
Balance, August 27, 2016	51,776	$25,888	$32,717	$620,546	$10,975	(24,875)	$(421,767)	$268,359
Creation of APIC pool due to stock award	—	—	470	—	—	—	—	470
Issuance of restricted stock	—	—	(1,821)	—	—	155	2,629	808
Stock-based compensation, net of forfeitures	—	—	2,830	—	—	5	78	2,908
Issuance of stock for acquisition	—	—	46,205			4,586	77,861	124,066
Repurchase of common stock	—	—	—	—	—	(54)	(1,531)	(1,531)
Cash dividends paid on common stock; $0.40 per share	—	—	—	(12,738)	—	—	—	(12,738)
Prior service cost and actuarial loss, net of $9,468 tax	—	—	—	—	(15,387)	—	—	(15,387)
Plan amendment, net of $2,402 tax	—	—	—	—	3,903	—	—	3,903
Change in fair value of interest rate swap, net of $314 tax	—	—	—	—	(514)	—	—	(514)
Net income	—	—	—	71,330	—	—	—	71,330
Balance, August 26, 2017	51,776	$25,888	$80,401	$679,138	$(1,023)	(20,183)	$(342,730)	$441,674
Issuance of restricted stock	—	—	(1,625)	—	—	101	1,712	87
Stock-based compensation, net of forfeitures	—	—	7,406	—	—	5	78	7,484
Repurchase of common stock	—	—	—	—	—	(169)	(6,481)	(6,481)
Issuance of stock under ESPP	—	—	41	—	—	3	47	88
Cash dividends paid on common stock; $0.40 per share	—	—	—	(12,738)	—	—	—	(12,738)
Actuarial loss, net of $11 tax	—	—	—	—	27	—	—	27
Change in fair value of interest rate swap, net of $840 tax	—	—	—	—	1,947	—	—	1,947
Reclassification of tax effects	—	—	—	59	(59)	—	—	—
Net income	—	—	—	102,357	—	—	—	102,357
Balance, August 25, 2018	51,776	$25,888	$86,223	$768,816	$892	(20,243)	$(347,374)	$534,445
See notes to consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Cash Flows

	Year Ended
(In thousands)	August 25, 2018	August 26, 2017	August 27, 2016
Operating activities:
Net income	$102,357	$71,330	$45,496
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,849	7,315	5,745
Amortization of intangible assets	9,328	24,660	—
Amortization of debt issuance costs	2,206	1,596	—
Last-in, first-out expense	3,344	1,722	1,153
Stock-based compensation	7,434	2,977	3,293
Deferred income taxes	5,784	8,360	2,233
Deferred compensation expense and postretirement benefit income	1,201	(23,379)	(4,292)
Other, net	(995)	(1,257)	(935)
Change in assets and liabilities:
Receivables	(37,739)	(25,136)	564
Inventories	(46,429)	(6,165)	(11,510)
Prepaid expenses and other assets	2,353	(2,461)	653
Accounts payable	(1,278)	23,778	10,977
Income taxes and unrecognized tax benefits	7,939	7,045	85
Accrued expenses and other liabilities	21,084	9,919	3,276
Deferred compensation and postretirement benefits	(3,092)	(3,177)	(3,992)
Net cash provided by operating activities	83,346	97,127	52,746
Investing activities:
Purchases of property and equipment	(28,668)	(13,993)	(24,551)
Proceeds from the sale of property	338	223	18
Acquisition of business, net of cash acquired	(81,200)	(392,473)	—
Other, net	(2,231)	858	1,141
Net cash used in investing activities	(111,761)	(405,385)	(23,392)
Financing activities:
Borrowings on credit agreement	221,133	366,400	—
Repayments of credit agreement	(206,601)	(82,400)	—
Payments of cash dividends	(12,738)	(12,738)	(10,891)
Payments for repurchases of common stock	(6,481)	(1,530)	(3,066)
Payments of debt issuance costs	(589)	(11,020)	—
Other, net	88	(92)	(53)
Net cash (used in) provided by financing activities	(5,188)	258,620	(14,010)
Net (decrease) increase in cash and cash equivalents	(33,603)	(49,638)	15,344
Cash and cash equivalents at beginning of year	35,945	85,583	70,239
Cash and cash equivalents at end of year	$2,342	$35,945	$85,583
Supplemental cash flow disclosure:
Income taxes paid, net	$26,436	$21,421	$18,449
Interest paid	$16,565	$11,893	$—
Non-cash transactions:
Issuance of Winnebago common stock for acquisition of business	$—	$124,066	$—
Capital expenditures in accounts payable	$698	$1,021	$903
See notes to consolidated financial statements.

Winnebago Industries, Inc.
Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Unless the context otherwise requires, the use of the terms "Winnebago Industries," "we," "us," and "our" in these Notes to Consolidated Financial Statements refers to Winnebago Industries, Inc. and its wholly-owned subsidiaries.

Nature of Operations

Winnebago Industries, Inc., founded in 1958 and headquartered in Forest City, Iowa is one of the leading U.S. manufacturers with a diversified portfolio of recreation vehicles ("RV"s) and marine products used primarily in leisure travel and outdoor recreation activities. We distribute our RV and marine products primarily through independent dealers throughout the U.S. and Canada, who then retail the products to the end consumer. We also distribute our marine products internationally through independent dealers, who than retail the products to the end consumer. Other products manufactured by us consist primarily of original equipment manufacturing parts for other manufacturers and commercial vehicles.

Reportable Segments

We have two reportable segments: (1) Motorhome and (2) Towable. The Motorhome segment includes products that include a motorized chassis as well as other related manufactured products. The Towable segment includes all products which are not motorized and are generally towed by another vehicle. A new corporate allocation policy was adopted in the fourth quarter of Fiscal 2018, which removed certain corporate administration expenses and non-operating income and expense that were previously allocated to the operating segments and recorded them in a Corporate / All Other category. See Note 3, Business Segments.

Principles of Consolidation

The consolidated financial statements for Fiscal 2018 include the parent company and our wholly-owned subsidiaries. All intercompany balances and transactions with our subsidiaries have been eliminated.

Fiscal Period

We follow a 52-/53-week fiscal year, ending the last Saturday in August. The financial statements presented are all 52-week fiscal periods.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of highly liquid investments with an original maturity of three months or less. The carrying amount approximates fair value due to the short maturity of the investments.

Derivative Instruments and Hedging Activities

We use derivative instruments to hedge our floating interest rate exposure. Derivative instruments are accounted for at fair value in accordance with Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging. We have designated these derivatives as cash flow hedges for accounting purposes. Changes in fair value, for the effective portion of qualifying hedges, are recorded in other comprehensive income. We review the effectiveness of our hedging instruments on a quarterly basis, recognize current period hedge ineffectiveness immediately in earnings, and discontinue hedge accounting for any hedge that we no longer consider to be highly effective.

Receivables

Receivables consist principally of amounts due from our dealer network for RVs and boats sold.

We establish allowances for doubtful accounts based on historical loss experience and any specific customer collection issues identified. Additional amounts are provided through charges to income as we believe necessary after evaluation of receivables and current economic conditions. Amounts which are considered to be uncollectible are written off, and recoveries of amounts previously written off are credited to the allowance upon recovery.

Inventories

Generally, inventories are stated at the lower of cost or market, valued using the First-in, First-out basis ("FIFO"), except for our Motorhome segment which is valued using the Last-in, First-out ("LIFO") basis. Manufacturing cost includes materials, labor, and manufacturing overhead. Unallocated overhead and abnormal costs are expensed as incurred.

Property and Equipment

Depreciation of property and equipment is computed using the straight‑line method on the cost of the assets, less allowance for salvage value where appropriate, at rates based upon their estimated service lives as follows:

Asset Class	Asset Life
Buildings	8-45 years
Machinery and equipment	1-15 years
Software	1-10 years
Transportation equipment	3-6 years

Goodwill and Indefinite-Lived Intangible Asset

Goodwill

Goodwill is tested annually in the fourth quarter of each year, and is tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amounts may be impaired. Impairment testing for goodwill is done at a reporting unit level and all goodwill is assigned to a reporting unit. Our reporting units are the same as our operating segments as defined in Note 3, Business Segments.

Companies have the option to first assess qualitative factors to determine whether the fair value of a reporting unit is “more likely than not” less than its carrying amount. If it is more likely than not that an impairment has occurred, companies then perform the quantitative goodwill impairment test. If we perform the quantitative test, we compare the carrying value of the reporting unit to an estimate of the reporting unit’s fair value to identify impairment. The estimate of the reporting unit’s fair value is determined by weighting a discounted cash flow model and a market-related model using current industry information that involve significant unobservable inputs (Level 3 inputs). In determining the estimated future cash flow, we consider and apply certain estimates and judgments, including current and projected future levels of income based on management’s plans, business trends, prospects, market and economic conditions, and market-participant considerations. If we fail the quantitative assessment of goodwill impairment, we would recognize an impairment loss equal to the amount that a reporting unit's carrying value exceeded its fair value.

Trade name

We have indefinite-lived intangible assets for trade names related to Grand Design within our Towable segment and to Chris-Craft within our Corporate / All Other category. Annually in the fourth quarter, or if conditions indicate an interim review is necessary, we assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If we perform a quantitative test, we use the relief from royalty method to determine the fair value of the trade name. This method uses assumptions, which require significant judgment and actual results may differ from assumed and estimated amounts. If we conclude that there has been impairment, we will write down the carrying value of the asset to its fair value.

During the fourth quarter of Fiscal 2018, we completed our annual impairment tests. We elected not to rely on the qualitative assessment as of the testing date and rather performed the quantitative analysis. The result of the test was that the fair value exceeded the carrying value, and no impairment was indicated.

Definite-Lived Intangible Assets and Long-Lived Assets

Long-lived assets, which include property, plant and equipment, and definite-lived intangible assets, primarily the dealer network, are assessed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable from future cash flows. The impairment test involves comparing the carrying amount of the asset to the forecasted undiscounted future cash flows generated by that asset. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. In the event the carrying amount of the asset exceeds the undiscounted future cash flows generated by that asset and the carrying amount is not considered recoverable, an impairment exists. An impairment loss is measured as the excess of the asset’s carrying amount over its fair value and is recognized in the statement of income in the period that the impairment occurs. The reasonableness of the useful lives of this asset and other long-lived assets is regularly evaluated.

There was no impairment loss for the period ended August 25, 2018 for definite-lived intangible assets or long-lived assets.

Self-Insurance

Generally, we self-insure for a portion of product liability claims and workers' compensation. Under these plans, liabilities are recognized for claims incurred, including those incurred but not reported. We determined the liability for product liability and workers' compensation claims with the assistance of a third party administrator and actuary using various state statutes and historical claims experience. We have a $50.0 million insurance policy that includes a self-insured retention for product liability of $2.5 million per occurrence and $6.0 million in aggregate per policy year. We maintain excess liability insurance with outside insurance carriers to minimize our risks related to catastrophic claims in excess of our self-insured positions for product liability and personal injury matters. Any material change in the aforementioned factors could have an adverse impact on our operating results. Our product liability and workers' compensation accrual is included within accrued self-insurance on our balance sheet.

Income Taxes

In preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within our balance sheet. We then assess the likelihood that our deferred tax assets will be realized based on future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance or change this allowance in a period, we include an expense or a benefit within the tax provision in our Consolidated Statements of Income and Comprehensive Income.

Legal

Litigation expense, including estimated defense costs, is recorded when probable and reasonably estimable.

Revenue Recognition

Revenue is primarily earned through the sale of manufactured RVs and boats. Revenue for these units is recognized when contract terms are met, collectability is reasonably assured, and the unit is shipped or risk of ownership has been transferred to and accepted by the dealer. Provisions are made for discounts and sales allowances based on management’s best estimate and the historical experience of each unit type. Dealers do not have the right to return units, and units are not sold on consignment.

Revenue from the sale of parts is recognized when title to the product and the risk of loss is transferred to the customer, which is generally upon shipment. Revenue from services is recognized as earned when services are rendered.

Delivery Revenues and Expenses

Delivery revenues for products delivered are included within net sales, while delivery expenses are included within cost of goods sold.

Concentration of Risk

One of our dealer organizations accounted for 9.8%, 10.0%, and 13.0% of our net revenue for Fiscal 2018, 2017, and 2016, respectively. A second dealer organization accounted for 9.0%, 9.9%, and 16.6% of our consolidated net revenue in Fiscal 2018, 2017, and 2016, respectively. These dealers declined on a relative basis due to the growth of other dealers and due to the addition of Grand Design revenue in Fiscal 2017.

Sales Promotions and Incentives

We accrue for sales promotions and incentive expenses, which are included in net revenues, at the time of sale to the dealer or when the sales incentive is offered to the dealer or retail customer. Examples of sales promotions and incentive programs include dealer and consumer rebates, volume discounts, retail financing programs, and dealer sales associate incentives. Sales promotion and incentive expenses are estimated based upon program parameters at the time of the sales, such as unit or retail volume and historical rates. Actual results may differ from these estimates if market conditions dictate the need to enhance or reduce sales promotion and incentive programs or if the retail customer usage rate varies from historical trends. Historically, sales promotion and incentive expenses have been within our expectations and differences have not been material.

Advertising

Advertising costs, which consist primarily of literature and trade shows, were $7.4 million, $5.7 million, and $4.9 million in Fiscal 2018, 2017, and 2016, respectively. Advertising costs are included in selling expense and are expensed as incurred.

Subsequent Events

We evaluated events occurring between the end of our most recent fiscal year and the date the financial statements were issued. There were no material subsequent events, except as noted in Note 9, Long-Term Debt, and Note 12, Stock-Based Compensation Plans, and the item described below.

Dividend

On August 15, 2018, our Board of Directors declared a quarterly cash dividend of $0.10 per share, totaling $3.2 million, paid on September 26, 2018 to common stockholders of record at the close of business on September 12, 2018.

Recently Adopted Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220), which allows for a reclassification of stranded tax effects from the 2017 Tax Cuts and Jobs Act ("Tax Act") from accumulated other comprehensive income ("AOCI") to retained earnings. We early adopted this ASU in the fourth quarter of Fiscal 2018, which resulted in the reclassification of $0.1 million from AOCI to retained earnings.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which adds guidance for the determination of whether a transaction should be accounted for as an acquisition of assets or a business. ASU 2017-01 is effective prospectively for fiscal years beginning after December 15, 2017 (our Fiscal 2019), including interim periods within those annual reporting periods. We adopted ASU 2017-01 in the fourth quarter of Fiscal 2018 for the acquisition of Chris-Craft, which is further discussed in Note 2, Business Combinations.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for the related income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016 (our Fiscal 2018), including interim periods within those annual reporting periods. We adopted ASU 2016-09 in the interim quarterly reporting period ended November 25, 2017. Amendments requiring recognition of excess tax benefits and tax deficiencies in the statements of income and comprehensive income resulted in $0.5 million of excess tax benefits recorded as a reduction of income tax expense upon adoption for the year ended August 25, 2018. The reduction in income tax expense also reduced the effective tax rate by 0.4% and added $0.02 to income per share for the year ended August 25, 2018. Amendments related to the presentation of excess tax benefits and employee taxes paid when an employer withholds shares to meet the minimum statutory withholding requirement required no change to the statement of cash flows. As part of the adoption, we implemented a policy of accounting for forfeitures as they occur. The impact to our consolidated financial statements was not material.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), which requires inventory measured using any method other than LIFO or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market. Under ASU 2015-11, subsequent measurement of inventory using the LIFO and retail inventory method is unchanged. ASU 2015-11 is effective prospectively for fiscal years beginning after December 15, 2016 (our Fiscal 2018), including interim periods within those annual reporting periods. We adopted ASU 2015-11 on August 27, 2017, and the impact to our consolidated financial statements was not material.

Recently Issued Accounting Pronouncements

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

We will adopt this standard in the first quarter of our Fiscal 2019 using the modified retrospective method. Under this method, we will recognize the cumulative effect of the changes in retained earnings at the date of adoption with no restatement of comparative periods. We currently estimate no cumulative effect adjustment at the date of adoption. In addition, we expect the impact of adoption to be immaterial to net earnings on an on-going basis.

Our evaluation included a review of representative contracts with key customers and the performance obligations contained therein, as well as a review of our commercial terms and practices across each of our operating segments. Based on these procedures, we have determined the prospective impact is expected to be immaterial.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The new standard must be adopted on a modified retrospective basis to either each prior reporting period presented or as of the beginning of the period of adoption for fiscal years beginning after December 15, 2018 (our Fiscal 2020), including interim periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.

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

Note 2: Business Combinations

Chris-Craft USA, Inc.

On June 4, 2018, we acquired 100% of the ownership interest of Chris-Craft USA, Inc. ("Chris-Craft"). The acquisition diversifies our outdoor lifestyle value proposition into the recreational powerboat industry. The assets, liabilities and operating results have been included in our financial statements from the date of acquisition within the Corporate / All Other category. Pro forma results of operations for this acquisition have not been presented, as it was immaterial to the reported results.

Grand Design RV, LLC

On November 8, 2016, we acquired 100% of the ownership interests of Grand Design RV, LLC ("Grand Design") in accordance with the Securities Purchase Agreement for an aggregate purchase price of $520.5 million, which was paid in cash and Winnebago shares as follows:

(In thousands, except shares)	November 8, 2016
Cash	$396,442
Winnebago shares: 4,586,555 at $27.05 per share	124,066
Total	$520,508

The cash portion was funded from cash on hand and borrowings under our debt agreements discussed in Note 9, Long-Term Debt. The stock was valued using our share price on the date of closing.

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

The final allocation of the purchase price to assets acquired and liabilities assumed is as follows:

(In thousands)	November 8, 2016
Cash	$1,748
Accounts receivable	32,834
Inventories	15,300
Prepaid expenses and other assets	3,037
Property, plant, and equipment	8,998
Goodwill	243,456
Other intangible assets	253,100
Total assets acquired	558,473

Accounts payable	11,163
Accrued compensation	3,615
Product warranties	12,904
Promotional	3,976
Other	1,496
Deferred tax liabilities	4,811
Total liabilities assumed	37,965

Total purchase price	$520,508

The acquisition of 100% of the ownership interests of Grand Design occurred in two steps: (1) direct purchase of 89.34% of Grand Design member interests and (2) simultaneous acquisition of the remaining 10.66% of Grand Design member interests via the purchase of 100% of the shares of SP GE VIII-B GD RV Blocker Corp. ("Blocker Corporation"), which held the remaining 10.66% of the Grand Design member interests.  We agreed to acquire Blocker Corporation as part of the Securities Purchase Agreement, and we did not receive a step-up in basis for 10.66% of the Grand Design assets.  As a result, we established certain deferred tax liabilities on the opening balance sheet that relate to Blocker Corporation. As of August 25, 2018, Blocker Corporation was dissolved.

The goodwill recognized is primarily attributable to the value of the workforce, reputation of founders, customer and dealer growth opportunities, and expected synergies. Key areas of cost synergies include increased purchasing power for raw materials and supply chain consolidation. Goodwill is expected to be mostly deductible for tax purposes. As of August 25, 2018, goodwill increased $2.0 million as compared to the end of Fiscal 2017. The increase is due to the final purchase price adjustment made for taxes in the first quarter of Fiscal 2018.

The allocation of the purchase price to the net assets acquired and liabilities assumed resulted in the recognition of intangible assets. We used the income approach to value certain intangible assets. Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. We used the income approach known as the relief from royalty method to value the trade name. The relief from royalty method is based on the hypothetical royalty stream that would be received if we were to license the trade name and is based on expected revenues from such license. The fair value of the dealer network was estimated using an income approach known as the cost to recreate/cost savings method. This method uses the replacement of the asset as an indicator of the fair value of the asset. The useful life of the intangible assets was determined considering the period of expected cash flows used to measure the fair value of the intangible assets adjusted as appropriate for the entity-specific factors including legal, regulatory, contractual, competitive, economic, or other factors that may limit the useful life of the intangible assets.

Within the Towable segment, the results of Grand Design's operations have been included in our consolidated financial statements from the close of the acquisition. The following table provides net revenues and operating income (which includes amortization expense and our allocation changes described in Note 3, Business Segments) from the Grand Design business included in our consolidated results during the fiscal years ended August 25, 2018 and August 26, 2017 following the November 8, 2016 closing date:

	Year Ended
(In thousands)	August 25, 2018	August 26, 2017
Net revenues	$969,362	$559,664
Operating income	129,123	54,188

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

	Year Ended
(In thousands, except per share data)	August 25, 2018	August 26, 2017(1)	August 27, 2016
Net revenues	$2,016,829	$1,642,786	$1,402,897
Net income	102,465	91,163	48,357
Income per share - basic	3.24	2.89	1.53
Income per share - diluted	3.22	2.88	1.53

(1)	Net income and income per share include the increased benefit of $16.3 million, net of tax, associated with the termination of the postretirement health care plan in Fiscal 2017.

The unaudited pro forma data above includes the following significant non-recurring adjustments made to account for certain costs which would have changed if the acquisition of Grand Design had been completed on August 30, 2015:

	Year Ended
(In thousands)	August 25, 2018	August 26, 2017	August 27, 2016
Amortization of intangibles (1 year or less useful life)(1)	$(122)	$(18,751)	$18,871
Increase in amortization of intangibles(1)	—	1,551	7,733
Expenses related to business combination (transaction costs)(2)	(50)	(6,649)	6,649
Interest to reflect new debt structure(3)	—	3,672	19,622
Taxes related to the adjustments to the pro forma data and to the income of Grand Design	64	11,648	1,680

(1)	Refer to Note 7, Goodwill and Intangible Assets, for additional information on the intangible assets recorded as a result of the acquisition.

(2)	Pro forma transaction costs include $0.1 million incurred by Grand Design prior to the acquisition.

(3)	Refer to Note 9, Long-Term Debt, for additional information on the new debt structure as a result of the acquisition.

We incurred approximately $7.0 million of acquisition-related costs to date, of which $0.1 million, $6.6 million, and $0.3 million was expensed during Fiscal 2018, Fiscal 2017, and Fiscal 2016, respectively.

Share Registration

As a result of the acquisition of Grand Design, we agreed to register the 4,586,555 shares of common stock issued to the sellers pursuant to the terms of a registration rights agreement. Under the registration rights agreement, we filed a shelf registration statement on January 20, 2017 to register these shares for resale. On April 11, 2017, pursuant to an underwriting agreement dated as of April 5, 2017, by and among the Company, certain of the sellers, and Morgan Stanley & Co., LLC, the sellers sold 2,293,277 shares of common stock in an underwritten block trade.

Note 3: Business Segments

Beginning in the fourth quarter of Fiscal 2018, we have revised our segment presentation and now have five operating segments: 1) Winnebago motorhomes, 2) Winnebago towables, 3) Grand Design towables, 4) Winnebago specialty vehicles, and 5) Chris-Craft marine. We evaluate performance based on each operating segment's Adjusted EBITDA, as defined below, which excludes certain corporate administration expenses and non-operating income and expense.

Our two reportable segments include: 1) Motorhome (comprised of products that include a motorized chassis as well as other related manufactured products and services) and 2) Towable (comprised of products which are not motorized and are generally towed by another vehicle as well as other related manufactured products and services), which is an aggregation of the Winnebago towables and Grand Design towables operating segments.

The Corporate / All Other category includes the Winnebago specialty vehicles and Chris-Craft marine operating segments as well as expenses related to certain corporate administration expenses for the oversight of the enterprise. These expenses include items such as corporate leadership and administration costs. Previously, these expenses were allocated to each operating segment.

Identifiable assets of the reportable segments exclude general corporate assets, which principally consist of cash and cash equivalents and certain deferred tax balances. The general corporate assets are included in the Corporate / All Other category.

Prior year segment information has been reclassified to conform to the current reportable segment presentation. The reclassifications included removing the corporate administration expenses from both the Motorhome and Towable reportable segments and removing Winnebago specialty vehicles from the Motorhome reportable segment, as we begin to dedicate leadership and focus on these operations separately from our Winnebago motorhomes operations.

Our chief operating decision maker ("CODM") is our Chief Executive Officer. Our CODM relies on internal management reporting that analyzes consolidated results to the net earnings level and operating segment's Adjusted EBITDA. Our CODM has ultimate responsibility for enterprise decisions. Our CODM determines, in particular, resource allocation for, and monitors the performance of, the consolidated enterprise, the Motorhome segment, and the Towable segment. The Motorhome segment management and Towable segment management have responsibility for operating decisions, allocating resources, and assessing performance within their respective segments. The accounting policies of both reportable segments are the same and are described in Note 1, Summary of Significant Accounting Policies.

We evaluate the performance of our reportable segments based on Adjusted EBITDA. EBITDA is defined as net income before interest expense, provision for income taxes, and depreciation and amortization expense. Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation and amortization expense, and other adjustments made in order to present comparable results from period to period. Examples of items excluded from Adjusted EBITDA include the postretirement health care benefit income from terminating the plan and transaction costs related to acquisitions. These types of adjustments are also specified in the definition of certain measures required under the terms of our Credit Agreement.

The following table shows information by reportable segment for Fiscal 2018, 2017, and 2016:

	Year Ended
(In thousands)	August 25, 2018	August 26, 2017	August 27, 2016
Net revenues
Motorhome	$860,675	$853,360	$881,363
Towable	1,127,723	685,197	89,412
Corporate / All Other	28,431	8,562	4,451
Consolidated	$2,016,829	$1,547,119	$975,226

Adjusted EBITDA
Motorhome	$35,508	$56,518	$66,127
Towable	157,010	89,734	1,721
Corporate / All Other	(10,772)	(7,375)	(5,531)
Consolidated	$181,746	$138,877	$62,317

Capital expenditures
Motorhome	$9,302	$9,563	$23,909
Towable	18,460	4,406	631
Corporate / All Other	906	24	11
Consolidated	$28,668	$13,993	$24,551

	Year Ended
(In thousands)	August 25, 2018	August 26, 2017
Total assets
Motorhome	$322,048	$277,015
Towable	626,588	576,262
Corporate / All Other	103,169	49,235
Consolidated	$1,051,805	$902,512

The following table reconciles net income to consolidated Adjusted EBITDA for Fiscal 2018, 2017, and 2016:

	Year Ended
(In thousands)	August 25, 2018	August 26, 2017	August 27, 2016
Net income	$102,357	$71,330	$45,496
Interest expense	18,246	16,837	—
Provision for income taxes	40,283	37,269	20,702
Depreciation	9,849	7,315	5,745
Amortization	9,328	24,660	—
EBITDA	180,063	157,411	71,943
Postretirement health care benefit income	—	(24,796)	(6,124)
Legal settlement	—	—	(3,400)
Transaction costs	2,177	6,592	355
Non-operating income	(494)	(330)	(457)
Adjusted EBITDA	$181,746	$138,877	$62,317

The following table reconciles net revenue by geographic area for Fiscal 2018, 2017, and 2016:

	Year Ended
(In thousands)	August 25, 2018		August 26, 2017		August 27, 2016
United States	$1,860,613	92.3%	$1,445,401	93.4%	$940,230	96.4%
International	156,216	7.7%	101,718	6.6%	34,996	3.6%
Total net revenues	$2,016,829	100.0%	$1,547,119	100.0%	$975,226	100.0%

Note 4: Derivatives, Investments and Fair Value Measurements

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

We account for fair value measurements in accordance with ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measurement, and expands disclosure about fair value measurement. The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.

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

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at August 25, 2018 and August 26, 2017 according to the valuation techniques we used to determine their fair values:

	Fair Value at August 25, 2018	Fair Value Measurements Using Inputs Considered As
(In thousands)		Level 1	Level 2	Level 3
Assets that fund deferred compensation:
Domestic equity funds	$1,143	$1,114	$29	$—
International equity funds	139	120	19	—
Fixed income funds	223	132	91	—
Interest rate swap contract	1,959	—	1,959	—
Total assets at fair value	$3,464	$1,366	$2,098	$—

	Fair Value at August 26, 2017	Fair Value Measurements Using Inputs Considered As
(In thousands)		Level 1	Level 2	Level 3
Assets that fund deferred compensation:
Domestic equity funds	$1,708	$1,671	$37	$—
International equity funds	174	157	17	—
Fixed income funds	259	170	89	—
Interest rate swap contract	(828)	—	(828)	—
Total assets (liabilities) at fair value	$1,313	$1,998	$(685)	$—

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Assets that fund deferred compensation

Our assets that fund deferred compensation are marketable equity securities measured at fair value using quoted market prices and primarily consist of equity-based mutual funds. These securities are classified as Level 1 as they are traded in an active market for which closing stock prices are readily available. These securities fund the Executive Share Option Plan and the Executive Deferred Compensation Plan (see Note 10, Employee and Retiree Benefits). The proportion of the assets that will fund options which expire within a year are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. The remaining assets are classified as non-current and are included in other assets.

Interest Rate Swap Contract

Under the terms of our Credit Agreement (see Note 9, Long-Term Debt) we were previously required to hedge a portion of the floating interest rate exposure. In accordance with this requirement, on January 23, 2017, we entered into an interest swap contract, which effectively fixed our interest rate on our Term Loan for a notional amount that reduces each December during the swap contract. As of August 25, 2018, we had $170.0 million of our Term Loan fixed at an interest rate of 5.32%. As of August 26, 2017, we had $200.0 million of our Term Loan fixed at an interest rate of 6.32%. The swap contract expires on December 8, 2020.

The fair value of the interest rate swap based on a Level 2 valuation was an asset of $2.0 million as of August 25, 2018 and a liability of $0.8 million as of August 26, 2017. The fair value is classified as Level 2 as it is corroborated based on observable market data. The asset is included in other assets and the liability is included in other non-current liabilities on the consolidated balance sheets. The change in value was predominately recorded to accumulated other comprehensive income on the consolidated balance sheets since the interest rate swap has been designated for hedge accounting.

Assets and Liabilities that are measured at Fair Value on a Nonrecurring Basis

Our non-financial assets, which includes goodwill, intangible assets, and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, we must evaluate the non-financial asset for impairment. If an impairment did occur, the asset is required to be recorded at the estimated fair value. No impairments were recorded for non-financial assets in Fiscal 2018, 2017, and 2016.

Fair Value of Financial Instruments

Our financial instruments, other than those presented in the disclosures above, include cash, receivables, accounts payable, other payables, and long-term debt. The fair values of cash, receivables, accounts payable, and other payables approximated carrying values because of the short-term nature of these instruments. If these instruments were measured at fair value in the financial statements, they would be classified as Level 1 in the fair value hierarchy. See Note 9, Long-Term Debt, for information about the fair value of our long-term debt.

Note 5: Inventories

Inventories consist of the following:

(In thousands)	August 25, 2018	August 26, 2017
Finished goods	$26,513	$16,947
Work-in-process	68,339	60,818
Raw materials	139,039	99,919
Total	233,891	177,684
LIFO reserve	(38,763)	(35,419)
Total inventories	$195,128	$142,265

The above value of inventories, before reduction for the LIFO reserve, approximates replacement cost at the respective dates. Of the $233.9 million and $177.7 million of inventory at August 25, 2018 and August 26, 2017, respectively, $176.2 million and $149.8 million is valued on a LIFO basis. The remaining inventories of $57.7 million and $27.9 million at August 25, 2018 and August 26, 2017, respectively, are valued on a FIFO basis.

Note 6: Property, Plant and Equipment

Property, plant and equipment is stated at cost, net of accumulated depreciation and consists of the following:

(In thousands)	August 25, 2018	August 26, 2017
Land	$6,747	$3,914
Buildings and building improvements	94,622	73,831
Machinery and equipment	105,663	99,952
Software	23,388	17,844
Transportation	8,837	8,993
Total property, plant and equipment, gross	239,257	204,534
Less accumulated depreciation	(138,064)	(132,974)
Total property, plant and equipment, net	$101,193	$71,560

For Fiscal 2018, 2017, and 2016, depreciation charged to operations was $9.8 million, $7.3 million, and $5.7 million, respectively.

Note 7: Goodwill and Intangible Assets

The changes in carrying amount of goodwill by segment were as follows in Fiscal 2018, 2017, and 2016, noting we have no accumulated impairment losses:

(In thousands)	Towable	Corporate / All Other	Total
Balances at August 29, 2015	$1,228	$—	$1,228
Balances at August 27, 2016	1,228	—	1,228
Acquisition of Grand Design(1)	241,500	—	241,500
Balances at August 26, 2017	242,728	—	242,728
Grand Design purchase price adjustment(1)	1,956	—	1,956
Acquisition of Chris-Craft(1)	—	29,686	29,686
Balances at August 25, 2018	$244,684	$29,686	$274,370

(1)	Refer to Note 2, Business Combinations, for additional information on the acquisitions of Grand Design and Chris-Craft.

Intangible assets, net of accumulated amortization consists of the following:

	August 25, 2018			August 26, 2017
(In thousands)	Weighted Average Life- Years	Cost	Accumulated Amortization	Weighted Average Life- Years	Cost	Accumulated Amortization
Trade name	Indefinite	$177,250		Indefinite	$148,000
Dealer network	12.2	95,581	$12,328	12.0	80,500	$5,348
Backlog	0.5	19,527	19,135	0.5	18,000	18,000
Non-compete agreements	4.1	5,347	2,084	4.0	4,600	1,116
Leasehold interest-favorable	8.1	2,000	441	8.1	2,000	196
Total intangible assets, gross		299,705	$33,988		253,100	$24,660
Less accumulated amortization		33,988			24,660
Total intangible assets, net		$265,717			$228,440

For Fiscal 2018 and 2017, amortization of intangible assets charged to operations was $9.3 million and $24.7 million, respectively. The weighted average remaining amortization period for intangible assets as of August 25, 2018 was approximately 11.4 years.

Remaining estimated aggregate annual amortization expense by fiscal year is as follows:

(In thousands)	Amount
Fiscal 2019	$9,487
Fiscal 2020	9,032
Fiscal 2021	9,032
Fiscal 2022	8,405
Fiscal 2023	8,197
Thereafter	44,314
Total amortization expense remaining	$88,467

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

Changes in our product warranty liability during Fiscal 2018, 2017, and 2016 are as follows:

(In thousands)	August 25, 2018	August 26, 2017	August 27, 2016
Balance at beginning of year	$30,805	$12,412	$11,254
Business acquisitions(1)	611	12,904	—
Provision	42,377	31,631	16,503
Claims paid	(33,295)	(26,142)	(15,345)
Balance at end of year	$40,498	$30,805	$12,412

(1)	Refer to Note 2, Business Combinations, for additional information on the acquisitions of Grand Design and Chris-Craft.

Note 9: Long-Term Debt

The components of long-term debt are as follows:

(In thousands)	August 25, 2018	August 26, 2017
ABL	$38,532	$—
Term Loan	260,000	284,000
Gross long-term debt, excluding issuance costs	298,532	284,000
Debt issuance cost, net	(7,091)	(9,424)
Total long-term debt	291,441	274,576
Less: current maturities	—	(2,850)
Total long-term debt, less current maturities	$291,441	$271,726

On November 8, 2016, we entered into a $125.0 million credit agreement ("ABL") and a $300.0 million loan agreement ("Term Loan") with JPMorgan Chase Bank, N.A. ("Credit Agreement"). On December 8, 2017, we amended our Credit Agreement, which decreased the interest rate spread by 1.0% on the Term Loan and 0.25% on the ABL.

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

Under the Term Loan, we can elect to base the interest rate on various base rates plus specific spreads. The interest rate as of August 25, 2018 was based on LIBOR plus 2.32%. The Term Loan agreement currently requires quarterly payments in the amount of $2.75 million until December 31, 2019 at which time the quarterly payments change to $3.75 million, with all amounts then outstanding due on November 8, 2023. We have made voluntary prepayments that have extended the opportunity to defer quarterly payments, at our option, until December 31, 2019. There are mandatory prepayments for proceeds of new debt, sale of significant assets or subsidiaries, and excess cash flow as those terms are defined in the Term Loan. Incremental term loans of up to $125.0 million are available if certain financial ratios and other conditions are met. The amount that may be borrowed under the ABL was increased to $165.0 million as of September 21, 2018.

The Credit Agreement contains certain financial covenants. As of August 25, 2018, we are in compliance with all financial covenants of the Credit Agreement.

The ABL and Term Loan are guaranteed by Winnebago Industries, Inc. and all material direct and indirect domestic subsidiaries and are secured by a security interest in substantially all of our assets, except minor excluded assets.

We amortize debt issuance costs on a straight-line basis (which is not materially different from an effective interest method) over the term of the associated debt agreement. If early principal payments are made on the Term Loan, a proportional amount of the unamortized issuance costs will be expensed. As of August 25, 2018, we incurred $1.1 million of costs related to our revolving Credit Agreement that are being amortized on a straight-line basis over the five year term of the agreement. We also incurred $10.5 million of costs as of August 25, 2018 related to the Term Loan that are being amortized on a straight-line basis over the seven year term of the agreement. Unamortized debt issuance costs of $0.6 million related to the voluntary prepayment on the Term Loan were expensed in Fiscal 2018.

The fair value of long-term debt, excluding debt issuance costs, approximated the carrying values as of August 25, 2018 and August 26, 2017 as interest is at variable market rates.

Aggregate contractual maturities of debt in future fiscal years, are as follows:

(In thousands)	Amount
Fiscal 2019	$—
Fiscal 2020	10,250
Fiscal 2021	15,000
Fiscal 2022	15,000
Fiscal 2023	219,750
Total long-term debt	$260,000

Note 10: Employee and Retiree Benefits

Deferred compensation benefits are as follows:

(In thousands)	August 25, 2018	August 26, 2017
Non-qualified deferred compensation	$14,831	$16,476
Supplemental executive retirement plan	2,309	2,534
Executive share option plan	935	1,498
Executive deferred compensation plan	421	447
Officer stock-based compensation	1,528	1,664
Total deferred compensation benefits	20,024	22,619
Less: current portion(1)	(4,742)	(3,349)
Long-term deferred compensation benefits	$15,282	$19,270

(1)	Included in accrued compensation in the consolidated balance sheets.

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

Changes in our postretirement health care liability were as follows:

(In thousands)	August 26, 2017
Balance at beginning of year	$6,346
Interest cost	29
Service cost	16
Net benefits paid	(53)
Plan amendment	(6,338)
Balance at end of year	$—

Net periodic postretirement benefit income for Fiscal 2017 and 2016 consisted of the following components:

	Year Ended
(In thousands)	August 26, 2017	August 27, 2016
Interest cost	$29	$327
Service cost	16	108
Amortization of prior service benefit	(40,444)	(7,736)
Amortization of net actuarial loss	15,648	1,612
Net periodic postretirement benefit income	$(24,751)	$(5,689)

For accounting purposes, we recognized net periodic postretirement income as presented in the previous table, due to the amortization of prior service benefit associated with the establishment of caps on the employer portion of benefits in Fiscal 2005 and the plan amendments made over the past five years.

Amounts not yet recognized in net periodic benefit cost and included in accumulated other comprehensive income (before taxes) are as follows:

(In thousands)	August 27, 2016
Prior service credit	$(34,139)
Net actuarial loss	15,648
Accumulated other comprehensive income	$(18,491)

Deferred Compensation Benefits

Non-Qualified Deferred Compensation

We have a Non-Qualified Deferred Compensation Program which permitted key employees to annually elect to defer a portion of their compensation until their retirement. The plan has been closed to any additional deferrals since January 2001. The retirement benefit to be provided is based upon the amount of compensation deferred and the age of the individual at the time of the contracted deferral. An individual generally vests at age 55 and 5 years of participation under the plan. For deferrals prior to December 1992, vesting occurs at the later of age 55 and 5 years of service from first deferral or 20 years of service. Deferred compensation expense was $1.1 million, $1.2 million and $1.3 million in Fiscal 2018, 2017, and 2016, respectively.

Supplemental Executive Retirement Plan ("SERP")

The primary purpose of this plan was to provide our officers and managers with supplemental retirement income for a period of 15 years after retirement. We have not offered this plan on a continuing basis to members of management since 1998. The plan was funded with individual whole life insurance policies (split dollar program) owned by the named insured officer or manager. We initially paid the life insurance premiums on the life of the individual and the individual would receive life insurance and supplemental cash payments during the 15 years following retirement. In October 2008, the plan was amended as a result of changes in the tax and accounting regulations and rising administrative costs. Under the redesigned SERP, the underlying life insurance policies previously owned by the insured individual became company-owned life insurance ("COLI") by a release of all interests by the participant and assignment to us as a prerequisite to participate in the SERP and transition from the Split Dollar Program. This program remains closed to new employee participation.

To assist in funding the deferred compensation and SERP liabilities, we have invested in COLI policies. The cash surrender value of these policies is presented in investment in life insurance in the accompanying balance sheets and consists of the following:

(In thousands)	August 25, 2018	August 26, 2017
Cash value	$63,574	$62,824
Borrowings	(35,277)	(35,406)
Investment in life insurance	$28,297	$27,418

Executive Share Option Plan

The Non-Qualified Share Option Program permitted participants in the Executive Share Option Plan (the "Executive Plan") to choose to defer a portion of their salary or other eligible compensation in the form of options to purchase selected securities, primarily equity-based mutual funds. These assets are treated as trading securities and are recorded at fair value. The Executive Plan has been closed to any additional deferrals since January 2005. The Executive Plan assets related to those options that will expire within a year are included in prepaid expenses and other assets in the accompanying balance sheets. The remaining assets are included in other assets. Total assets on August 25, 2018 and August 26, 2017 were $1.0 million and $1.6 million, respectively.

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

Executive Deferred Compensation Plan

In December 2006, we adopted the Winnebago Industries, Inc. Executive Deferred Compensation Plan (the "Executive Deferred Compensation Plan"). Under the Executive Deferred Compensation Plan, corporate officers and certain key employees may annually choose to defer up to 50% of their salary and up to 100% of their cash incentive awards. The assets are presented as other assets in the accompanying balance sheets. Such assets on August 25, 2018 and August 26, 2017 were $0.4 million and $0.4 million, respectively.

Profit Sharing Plan

We have a qualified profit sharing and contributory 401(k) plan for eligible employees. The plan provides quarterly discretionary matching cash contributions as approved by our Board of Directors. Contributions to the plan for Fiscal 2018, 2017, and 2016 were $2.3 million, $1.6 million, and $1.5 million, respectively.

Note 11: Contingent Liabilities and Commitments

Repurchase Commitments

Generally, manufacturers in our industries enter into repurchase agreements with lending institutions which have provided wholesale floorplan financing to dealers. Most dealers are financed on a "floorplan" basis under which a bank or finance company lends the dealer all, or substantially all, of the purchase price, collateralized by a security interest in the units purchased.

Our repurchase agreements generally provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 24 months, provide that our liability will be the lesser of remaining principal owed by the dealer to the lending institution, or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our liability cannot exceed 100% of the dealer invoice. In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of RVs or boats to repurchase current inventory if a dealership exits the business. Our total contingent liability on all repurchase agreements was approximately $879.0 million and $713.1 million at August 25, 2018 and August 26, 2017, respectively.

Repurchased sales are not recorded as a revenue transaction, but the net difference between the original repurchase price and the resale price are recorded against the loss reserve, which is a deduction from gross revenue. Our loss reserve for repurchase commitments contains uncertainties because the calculation requires management to make assumptions and apply judgment regarding a number of factors. Our risk of loss related to these repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on these repurchase agreements and our historical loss experience, we establish an associated loss reserve which is included in accrued expenses-other on the consolidated balance sheets. Our accrued losses on repurchases were $0.9 million as of August 25, 2018 and $0.7 million as of August 26, 2017. Repurchase risk is affected by the credit worthiness of our dealer network and we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to establish the loss reserve for repurchase commitments.

A summary of the activity for the fiscal years stated for repurchased units is as follows:

(Dollars in thousands)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Inventory repurchased:
Units	56	14	29
Dollars	$1,716	$408	$1,605
Inventory resold:
Units	56	15	28
Cash collected	$1,585	$393	$1,510
Loss recognized	$132	$44	$95
Units in ending inventory	—	—	1

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

Lease Commitments

As part of our acquisition of Grand Design, we acquired leases to two properties which hold Grand Design’s current principal facilities and facilities under construction for expansion. The lessor under these leases is an Indiana limited liability company, Three Oaks, LLC, owned by three of Grand Design's selling equity holders. One of the selling equity holders, Mr. Don Clark is the

President of Grand Design RV; Vice President of Winnebago Industries. Upon joining our company, Mr. Clark has agreed that as long as he is an employee of Grand Design, he has relinquished his voting rights in Three Oaks, LLC while retaining all other economic rights in Three Oaks, LLC.

We have operating leases for certain land, buildings, and equipment. Lease expense was $4.4 million for Fiscal 2018, $2.9 million for Fiscal 2017, and $0.6 million for Fiscal 2016.

Our future lease commitments for future fiscal years included the following related party and non-related party leases:

	Operating Leases
(In thousands)	Related Party Amount	Non-Related Party Amount	Total
Fiscal 2019	$1,800	$900	$2,700
Fiscal 2020	1,800	624	2,424
Fiscal 2021	1,800	570	2,370
Fiscal 2022	1,800	445	2,245
Fiscal 2023	2,533	150	2,683
Thereafter	4,041	—	4,041
Total future lease commitments	$13,774	$2,689	$16,463

Note 12: Stock-Based Compensation Plans

We have a 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan (as amended, the "Plan") in place as approved by shareholders, which allows us to grant or issue non-qualified stock options, incentive stock options, share awards, and other equity compensation to key employees and to non-employee directors.

No more than 3.6 million shares of common stock may be issued under the Plan, and no more than 3.6 million of those shares may be used for awards other than stock options or stock appreciation rights. Shares subject to awards that are forfeited or terminated, expire unexercised, are cancelled and settled in cash in lieu of common stock or are exchanged for awards that do not involve common stock, shall be added back to the limits and again immediately become available for awards.

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

Share awards generally vest over a three-year period in equal annual installments with continued employment, beginning one year after the date of grant, with immediate vesting upon retirement for awards made prior to October 2016 or upon a change of control (collectively, "time-based") or upon attainment of established goals. Share awards that are not time-based typically vest at the end of a one-year or three-year incentive period based upon the achievement of company goals ("performance-based"). The value of time-based restricted share awards is based on the number of shares granted and the closing price of our common stock on the date of grant. The value of performance-based restricted share awards is based upon the terms of the plan, the closing price of our common stock on the date of grant, and an assessment of the probability of reaching the established performance targets. Historically, the terms of these plans linked the incentive payment to a percentage of base salary compensation, and if the established goals are met, shares of the appropriate value are then granted.

Our Employee Stock Purchase Plan ("ESPP"), as approved by the shareholders at the December 12, 2017 annual meeting, permits employees to purchase our common stock at a 15% discount from the market price at the end of semi-annual purchase periods and is compensatory. Employees are required to hold the common stock purchased for one year. In Fiscal 2018, 2,760 shares were purchased through the ESPP. At August 25, 2018, plan participants had accumulated $0.1 million to purchase our common stock pursuant to this plan.

Total stock-based compensation expense for the past three fiscal years consisted of the following components:

	Year Ended
(In thousands)	August 25, 2018	August 26, 2017	August 27, 2016
Share awards:
Performance-based	$2,525	$69	$807
Time-based	4,152	2,606	2,326
Stock options	502	164	11
Other(1)	255	138	149
Total stock-based compensation	$7,434	$2,977	$3,293

(1)
Includes stock-based compensation expense related to Board of Directors stock unit expense and ESPP expense. Directors may elect to defer all or part of their annual retainer into a deferred compensation plan. The plan allows them to defer into either money units or stock units and is more fully described in the Proxy Statement.

Share Awards - Performance-Based

Long-Term Incentive Plan

In each fiscal year presented, the Human Resources Committee of our Board of Directors established a three year incentive compensation plan to serve as an incentive to our senior management team to achieve certain company-performance targets. If the targets are met, restricted stock is awarded subsequent to the end of each three year period with a one year restriction on sale upon award (except for shares we agree to repurchase in lieu of executives' payment of payroll taxes). In the event that we do not achieve the required targets, no restricted stock will be granted. If it becomes probable that certain of the performance targets will be achieved, the corresponding estimated cost of the grant will be recorded as stock-based compensation expense over the performance period. The probability of reaching the targets is evaluated each reporting period. If it becomes probable that certain of the target performance levels will be achieved, a cumulative adjustment will be recorded and future stock-based-compensation expense will increase based on the then projected performance levels. If we later determine that it is not probable that the minimum performance threshold for the grants will be met, no further stock-based compensation cost will be recognized and any previously recognized stock-based compensation cost related to these plans will be reversed.

Annual Incentive Plan

The Human Resources Committee of our Board of Directors establishes annual incentive plans for the officers. The Fiscal 2018 and Fiscal 2017 Annual Incentive Plans were paid entirely in cash, while the Fiscal 2016 Annual Incentive Plan was paid in 2/3 cash and 1/3 restricted stock (stock must be held for one year from date of grant except for shares we agree to repurchase in lieu of executives' payment of payroll taxes). On October 11, 2016, 17,532 restricted shares were awarded related to the Fiscal 2016 Annual Incentive Plan.

Share Awards - Time-Based

A summary of share award activity for Fiscal 2018, 2017 and 2016 is as follows:

	Year Ended
	August 25, 2018		August 26, 2017		August 27, 2016
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of year	243,769	$23.61	283,881	$20.45	163,420	$20.83
Granted	167,781	42.54	156,801	28.13	240,270	19.72
Vested	(100,648)	23.96	(159,979)	22.66	(110,283)	19.44
Cancelled	(25,711)	29.64	(36,934)	22.61	(9,526)	20.28
End of year	285,191	$34.08	243,769	$23.61	283,881	$20.45

The aggregate intrinsic value of awards outstanding at August 25, 2018 was $10.6 million. As of August 25, 2018, there was $5.6 million of unrecognized compensation expense related to restricted stock awards that is expected to be recognized over a weighted average period of 1.2 years. The total fair value of awards vested during Fiscal 2018, 2017 and 2016 was $7.1 million, $4.9 million, and $2.2 million, respectively.

On October 15, 2018, the Board of Directors granted 77,869 restricted stock units under the Plan valued at $2.5 million to our key management group (approximately 40 employees). The Board of Directors also granted 23,975 restricted stock units valued at

$0.8 million to the non-management members of the Board. The value of the restricted stock units is based on the closing price of our common stock on the date of grant, which was $31.70. The fair value of this award is amortized on a straight-line basis over the requisite service period of three years for employees and one year for non-management members of the Board. Estimated non-cash stock compensation expense based on this grant is expected to be approximately $1.6 million for Fiscal 2019.

Stock Options

A summary of stock option activity for Fiscal 2018, 2017 and 2016 is as follows:

	Year Ended
	August 25, 2018		August 26, 2017		August 27, 2016
	Shares	Wtd. Avg. Exercise Price/Share	Shares	Wtd. Avg. Exercise Price/Share	Shares	Wtd. Avg. Exercise Price/Share
Outstanding at beginning of year	65,800	$28.15	10,000	$16.67	167,394	$28.30
Options granted	72,710	44.40	63,800	29.92	10,000	16.67
Options cancelled	—	—	(8,000)	27.89	(167,394)	28.30
Outstanding at end of year	138,510	$36.68	65,800	$28.15	10,000	$16.67

Exercisable at end of year	25,263	$26.64	3,333	$16.67	—	$—
Vested and expected to vest at end of year	138,510	$36.68	65,800	$28.15	10,000	$16.67

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average valuation assumptions:

Valuation Assumptions(1)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Expected dividend yield	0.90%	1.35%	2.40%
Risk-free interest rate (2)	1.99%	1.47%	1.49%
Expected life (in years) (3)	5	5	5
Expected volatility (4)	38.08%	39.34%	43.52%
Weighted average fair value of options granted	$14.78	$9.58	$5.31

(1)	Forfeitures are recorded when they occur.

(2)	Risk-free interest rate is based on Treasury Securities constant maturity interest rate whose term is consistent with the expected life of the stock options.

(3)	Expected life of stock options is based on historical experience.

(4)	Expected stock price volatility is based on historical experience over a term consistent with the expected life of the stock options.

The weighted average remaining contractual life for options outstanding at August 25, 2018 was 8.6 years. Aggregate intrinsic value for options outstanding at August 25, 2018 was $0.6 million. As of August 25, 2018, there was $1.0 million of unrecognized compensation expense related to option awards that is expected to be recognized over a weighted average period of 1.8 years.

On October 15, 2018, the Board of Directors granted 114,635 stock options to our officers.

Note 13: Income Taxes

Income tax expense consisted of the following:

	Year Ended
(In thousands)	August 25, 2018	August 26, 2017	August 27, 2016
Current
Federal	$28,874	$33,125	$14,293
State	5,215	2,937	1,685
Total	34,089	36,062	15,978
Deferred
Federal	5,123	926	4,280
State	1,071	281	444
Total	6,194	1,207	4,724
Income Tax Expense	$40,283	$37,269	$20,702

The following table provides a reconciliation of the U.S. statutory income tax rate to our effective income tax rate:

	Year Ended
	August 25, 2018	August 26, 2017	August 27, 2016
U.S. federal statutory rate(1)	25.9%	35.0%	35.0%
State taxes, net of federal benefit	3.0%	2.8%	2.5%
Tax-free and dividend income	(0.4)%	(0.7)%	(1.3)%
Income tax credits	(0.5)%	(0.6)%	(1.1)%
Domestic production activities deduction	(2.2)%	(2.4)%	(2.5)%
Uncertain tax positions settlements and adjustments	0.1%	(0.6)%	—%
Impact from Tax Act	2.6%	—%	—%
Other items	(0.3)%	0.8%	(1.3)%
Effective tax provision rate	28.2%	34.3%	31.3%

(1)	The U.S. federal statutory rate for the year ended August 25, 2018 is a blended rate, which includes the impact of the Tax Act enactment.

Our effective tax rate decreased to 28.2% for Fiscal 2018 from 34.3% for Fiscal 2017 due primarily to the enactment of the Tax Act on December 22, 2017. One of the most significant provisions of this legislation was a reduction in the Federal corporate income tax rate from 35.0% to 21.0% effective beginning January 1, 2018. Most of the remaining significant provisions of the Tax Act, such as the repeal of the federal domestic production activities deduction, take effect in our Fiscal 2019.

ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, provided guidance for companies that allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts under ASC 740, Income Taxes. In accordance with this guidance, a company must reflect the income tax effect of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company's accounting for certain income tax effects of the Tax Act is incomplete, but it is able to determine a reasonable estimate, the company must record a provisional estimate in the financial statements.

In accordance with ASC 740, as of the date of enactment through the year ended August 25, 2018, we recorded a non-cash provisional estimate of $3.6 million to income tax expense and a corresponding increase in the net deferred tax asset as a result of revaluing all deferred tax assets and liabilities at the newly enacted Federal corporate income tax rate.

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

The tax effects of temporary differences that give rise to deferred income taxes were as follows:

(In thousands)	August 25, 2018	August 26, 2017
Deferred income tax asset (liability)
Deferred compensation	$4,730	$9,135
Warranty reserves	9,842	11,675
Self-insurance reserve	2,601	1,967
Accrued vacation	1,298	2,142
Stock based compensation	1,277	943
Inventory	615	—
Unrecognized tax benefit	584	437
Other(1)	1,797	2,072
Total deferred tax assets	22,744	28,371
Inventory	—	(1,919)
Intangibles	(21,292)	(7,455)
Depreciation	(5,909)	(6,261)
Total deferred tax liabilities	(27,201)	(15,635)
Total deferred income tax (liabilities) assets, net	$(4,457)	$12,736

(1)
At August 25, 2018, other includes $1.4 million and $0.1 million related to federal and state net operating losses, respectively, that do not expire. We have evaluated all the positive and negative evidence and consider it more likely than not that these carryforwards can be realized.

It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. Total reserves for uncertain tax positions were not material.

We file a U.S. Federal tax return, as well as returns in various international and state jurisdictions. Although certain years are no longer subject to examination by the Internal Revenue Service ("IRS") and various state taxing authorities, net operating loss carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities. As of August 25, 2018, our federal returns from Fiscal 2015 to present are subject to review by the IRS. With limited exception, state returns from Fiscal 2014 to present continue to be subject to review by state taxing jurisdictions. Several years may lapse before an uncertain tax position is audited and finally resolved and it is difficult to predict the outcome of such audits.

Note 14: Income per Share

The following table reflects the calculation of basic and diluted income per share for the past three fiscal years:

	Year Ended
(In thousands, except per share data)	August 25, 2018	August 26, 2017	August 27, 2016
Income per share - basic
Net income	$102,357	$71,330	$45,496
Weighted average shares outstanding	31,596	30,648	26,925
Net income per share - basic	$3.24	$2.33	$1.69

Income per share - assuming dilution
Net income	$102,357	$71,330	$45,496
Weighted average shares outstanding	31,596	30,648	26,925
Dilutive impact of awards and options outstanding	218	118	108
Weighted average shares and potential dilutive shares outstanding	31,814	30,766	27,033
Net income per share - assuming dilution	$3.22	$2.32	$1.68

The computation of weighted average shares and potential dilutive shares outstanding excludes the effect of options to purchase 62,323, 55,800, and 10,000 shares of common stock for the fiscal years ended August 25, 2018, August 26, 2017, and August 27, 2016, respectively. These amounts were not included in the computation of diluted income per share because they are considered anti-dilutive under the treasury stock method.

Note 15: Accumulated Other Comprehensive Income (Loss)

Changes in AOCI by component, net of tax, were:

	Year Ended
	August 25, 2018			August 26, 2017
(In thousands)	Defined Benefit Pension Items	Interest Rate Swap	Total	Defined Benefit Pension Items	Interest Rate Swap	Total
Balance at beginning of year	$(509)	$(514)	$(1,023)	$10,975	$—	$10,975
OCI before reclassifications	—	1,947	1,947	3,846	(514)	3,332
Amounts reclassified from AOCI	27	—	27	(15,330)	—	(15,330)
Net current-period OCI	27	1,947	1,974	(11,484)	(514)	(11,998)
Reclassification to retained earnings	(109)	50	(59)	—	—	—
Balance at end of year	$(591)	$1,483	$892	$(509)	$(514)	$(1,023)

Reclassifications out of AOCI in net periodic benefit costs, net of tax, were:

		Year Ended
(In thousands)	Location on Consolidated Statements of Income and Comprehensive Income	August 25, 2018	August 26, 2017	August 27, 2016
Amortization of prior service credit	SG&A	$—	$(25,035)	$(4,788)
Amortization of net actuarial loss	SG&A	27	9,705	1,010
Total reclassifications		$27	$(15,330)	$(3,778)

Note 16: Interim Financial Information (Unaudited)

The following tables show selected operating results for each 3-month quarter of Fiscal 2018 and 2017 (unaudited):

Fiscal 2018	Quarter Ended
(In thousands, except per share data)	November 25, 2017	February 24, 2018	May 26, 2018	August 25, 2018
Net revenues	$450,021	$468,359	$562,261	$536,188
Gross profit	62,831	67,661	85,514	83,830
Operating income	31,176	35,251	48,277	45,688
Net income	17,958	22,088	32,521	29,790
Net income per share (basic)	0.57	0.70	1.03	0.94
Net income per share (diluted)	0.57	0.69	1.02	0.94

Fiscal 2017	Quarter Ended
(In thousands, except per share data)	November 26, 2016	February 25, 2017	May 27, 2017	August 26, 2017
Net revenues	$245,308	$370,510	$476,364	$454,936
Gross profit	28,875	49,316	70,804	73,582
Operating income	18,399	28,376	34,860	43,471
Net income	11,738	15,278	19,391	24,923
Net income per share (basic)(1)	0.42	0.48	0.61	0.79
Net income per share (diluted)(1)	0.42	0.48	0.61	0.79

(1)	The sum of the quarterly amounts will not equal the YTD amount due primarily to the stock issuance during Fiscal 2017.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures and believes that such controls and procedures are effective at the reasonable assurance level.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(b), as of the end of the period covered by this Annual Report (the "Evaluation Date"). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

Evaluation of Internal Control Over Financial Reporting

Management's report on internal control over financial reporting as of August 25, 2018 is included within Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K and is incorporated herein by reference. The report of Deloitte & Touche LLP on the effectiveness of internal control over financial reporting is included within Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the fourth fiscal quarter ended August 25, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are implementing an Enterprise Resource Planning ("ERP") system which is expected to improve the efficiency of certain financial and related transaction processes. The implementation of an ERP system will likely affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness. As we have completed implementation of certain phases of the ERP, internal controls over financial reporting have been tested for effectiveness with respect to the scope of the phase completed.  We concluded, as part of our evaluation described in the above paragraphs, that the implementation of ERP in these circumstances has not materially affected our internal control over financial reporting. The implementation is continuing in a phased approach and will continue to be evaluated for effect on our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Reference is made to the table entitled "Executive Officers of the Registrant" in Part I of this report and to the information included under the captions "Corporate Governance," "Section 16(a) Beneficial Ownership Reporting Compliance," "Election of Directors," and "Fiscal Year 2019 Shareholder Proposals" in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 11, 2018, which information is incorporated by reference herein.

We have adopted a written code of ethics, the "Code of Conduct" (the "Code"), which is applicable to each our employees, including our Chief Executive Officer, Chief Financial Officer, and Treasurer (such three officers, collectively, the "Senior Officers"). In accordance with the rules and regulations of the SEC, a copy of the Code is posted on our website at www.winnebagoind.com in the "Company" section under "Investor Relations - Corporate Governance."

We intend to disclose any changes in or waivers from the Code applicable to any Senior Officer on our website at www.winnebagoind.com or by filing a Form 8-K.

Item 11. Executive Compensation.

Reference is made to the information included under the captions "Director Compensation" and "Executive Compensation" in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 11, 2018, which information is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Reference is made to the table entitled "Equity Compensation Plan Information" in Part II of this report and to the share ownership information included under the caption "Voting Securities and Principal Holders Thereof" in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 11, 2018, which information is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Reference is made to the information included under the caption "Corporate Governance" in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 11, 2018, which information is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

Reference is made to the information included under the caption "Independent Registered Public Accountant's Fees and Services" in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 11, 2018 which information is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1.	Our consolidated financial statements are set forth under Item 8 of this report.

2.	Financial Statement Schedules: Winnebago Industries, Inc. and Subsidiaries

All schedules are omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto.

3.	Exhibit Index

Exhibit Number and Description

2a.
Securities Purchase Agreement by and among, Grand Design RV, LLC, Octavius Corporation, Winnebago Industries, Inc. Summit Partners Growth Equity Fund VIII-B, L.P., Summit Partners Growth Equity Fund VIII-A, L.P., Summit Partners Entrepreneur Advisors Fund I, L.P., Summit Investors I, LLC, Summit Investors I (UK), L.P., SP GE VIII-B GD RV Holdings, L.P., RDB IIII, Inc., and each of the shareholders of RDB III, Inc. previously filed with the Registrant's Current Report on Form 8-K dated October 2, 2016 (Commission File Number 001-06403) and incorporated by reference herein.

3a.	Articles of Incorporation.

3b.
Amended By-Laws of the Registrant previously filed as Exhibit 3.1 with the Registrant's Current Report on Form 8-K dated March 16, 2016 (Commission File Number 001-06403) and incorporated by reference herein.

10a.
Winnebago Industries, Inc. Deferred Compensation Plan previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 2, 1991 (Commission File Number 001-06403), and incorporated by reference herein and the Amendment dated June 29, 1995 previously filed as Exhibit 10.B with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 26, 1995 (Commission File Number 001-06403) and incorporated by reference herein.*

10b.
Winnebago Industries, Inc. Executive Share Option Plan previously filed as Exhibit 10.J with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 29, 1998 (Commission File Number 001-06403) and incorporated by reference herein, and the Amendment dated July 1, 1999 previously filed as Exhibit 10.J with the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 29, 1999 (Commission File Number 001-06403) and incorporated by reference herein and the Amendment dated January 1, 2001 previously filed as Exhibit 10.I with the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 24, 2001 (Commission File Number 001-06403) and incorporated by reference herein.*

10c.
Winnebago Industries, Inc. Executive Deferred Compensation Plan previously filed as Exhibit 10.C with the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 25, 2006 (Commission File Number 001-06403) and the Amendment dated June 21, 2011 previously filed as Exhibit 10.BB with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 27, 2011 (Commission File Number 001-06403) and incorporated by reference herein.*

10d.
Winnebago Industries, Inc. 2004 Incentive Compensation Plan previously filed as Appendix B with the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on January 13, 2004 (Commission File Number 001-06403) and incorporated by reference herein and the Amendment dated October 11, 2006 previously filed as Exhibit 10.A with the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 25, 2006 (Commission File Number 001-06403) and incorporated by reference herein and the Amendment dated March 23, 2011 previously filed as Exhibit 10.1 with the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 28, 2011 (Commission File Number 001-06403) and incorporated by reference herein.*

10e.
Winnebago Industries, Inc. 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan previously filed as Appendix B with the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on December 17, 2013 (Commission File Number 001-06403) and incorporated by reference herein and the Supplement previously filed as Exhibit 10.1 with the Registrant's Current Report on Form 8-K dated December 6, 2013 (Commission File Number 001-06403) and incorporated by reference herein.*

10f.
Winnebago Industries, Inc. Directors' Deferred Compensation Plan previously filed as Exhibit 10.E with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 30, 1997 (Commission File Number 001-06403), and incorporated by reference herein and the Amendment dated October 15, 2003 previously filed as Exhibit 10.H with the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 29, 2003 (Commission File Number 001-06403) and incorporated by reference herein and the Amendment dated October 11, 2006 previously filed as

Exhibit 10.B with the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 25, 2006 (Commission File Number 001-06403) and the Amendment dated July 1, 2013 previously filed as Exhibit 10.1 with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 1, 2013 (Commission File Number 001-06403) and incorporated by reference herein.*

10g.
Winnebago Industries, Inc. Profit Sharing and Deferred Savings Investment Plan previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1985 (Commission File Number 001-06403), and incorporated by reference herein, the Amendment dated July 1, 1995 previously filed as Exhibit 10.C with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 26, 1995 (Commission File Number 001-06403) and incorporated by reference herein.*

10h.
Winnebago Industries, Inc. Officers' Long-Term Incentive Plan, fiscal three-year period 2015, 2016 and 2017 previously filed as Exhibit 99.2 with the Registrant's Current Report on Form 8-K dated June 18, 2014 (Commission File Number 001-06403) and incorporated by reference herein.*

10i.
Winnebago Industries, Inc. Officers' Long-Term Incentive Plan, fiscal three-year period 2016, 2017 and 2018 previously filed as Exhibit 99.2 with the Registrant's Current Report on Form 8-K dated June 16, 2015 (Commission File Number 001-06403) and incorporated by reference herein.*

10j.
Winnebago Industries, Inc. Officers' Long-Term Incentive Plan, fiscal three-year period 2017, 2018 and 2019 previously filed as Exhibit 99.2 with the Registrant's Current Report on Form 8-K dated October 11, 2016 (Commission File Number 001-06403) and incorporated by reference herein.*

10k.
Winnebago Industries, Inc. Officers' Long-Term Incentive Plan, fiscal three-year period 2018, 2019 and 2020 previously filed as Exhibit 99.2 with the Registrant's Current Report on Form 8-K dated October 17, 2017 (Commission File Number 001-06403) and incorporated by reference herein.*

10l.
Executive Change of Control Agreement dated June 20, 2012 between Winnebago Industries, Inc. and S. Scott Degnan previously filed as Exhibit 10.V with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 25, 2012 (Commission File Number 001-06403) and incorporated by reference herein.*

10m.
Executive Change of Control Agreement dated April 26, 2016 between Winnebago Industries, Inc. and Michael J. Happe previously filed as Exhibit 99.1 with the Registrant's Current Report on Form 8-K dated April 26, 2016 (Commission File Number 001-06403) and incorporated by reference herein.*

10n.
Executive Change of Control Agreement dated September 16, 2016 between Winnebago Industries, Inc. and Brian Hazelton previously filed as Exhibit 10.U with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 27, 2016 (Commission File Number 001-06403) and incorporated by reference herein.*

10o.
Separation Agreement dated June 19, 2017 between Winnebago Industries, Inc. and Sarah N. Nielsen previously filed as Exhibit 10.1 with the Registrant's Annual Report on Form 8-K dated June 19, 2017 (Commission File Number 001-06403) and incorporated by reference herein.*

10p.
Executive Change of Control Agreement dated December 22, 2017 between Winnebago Industries, Inc. and Bryan L. Hughes previously filed as Exhibit 99.1 with the Registrant's Current Report on Form 8-K dated December 22, 2017 (Commission File Number 001-06403) and incorporated by reference herein.*

10q.
Winnebago Industries, Inc. Supplemental Executive Retirement Plan previously filed as Exhibit 10.Z with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 29, 2009 (Commission File Number 001-06403) and incorporated by reference herein.*

10r.
Winnebago Industries, Inc. Officers' Incentive Compensation Plan for Fiscal Period 2016 previously filed as Exhibit 99.1 with the Registrant's Current Report on Form 8-K dated June 16, 2015 (Commission File Number 001-06403) and incorporated by reference herein.*

10s.
Winnebago Industries, Inc. Officers' Incentive Compensation Plan for Fiscal Period 2017 previously filed as Exhibit 99.1 with the Registrant's Current Report on Form 8-K dated October 11, 2016 (Commission File Number 001-06403) and incorporated by reference herein.*

10t.
Winnebago Industries, Inc. Officers' Incentive Compensation Plan for Fiscal Period 2018 previously filed as Exhibit 99.1 with the Registrant's Current Report on Form 8-K dated October 17, 2017 (Commission File Number 001-06403) and incorporated by reference herein.*

10u.
Winnebago Industries, Inc. Amended and Restated Credit Agreement with General Electric Capital Corporation (later acquired by Wells Fargo Capital Finance) previously filed as Exhibit 10.1 with the Registrant's Current Report on Form 8-K dated October 31, 2012 and amended on Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated May 28, 2014 (Commission File Number 001-06403) and incorporated by reference herein.

10v.
Non-competition, Non-solicitation and Confidentiality Agreement by and among Octavius Corporation, Winnebago Industries, Inc., Grand Design RV, LLC, RDB III, Inc., Ronald Fenech, Donald Clark and William Fenech previously filed as Exhibit 10.1 with the Registrant's Current Report on Form 8-K dated October 2, 2016 (Commission File Number 001-06403) and incorporated by reference herein.

10w.
Non-Solicitation and Confidentiality Agreement by and among Octavius Corporation, Winnebago Industries, Inc., Grand Design, RV, LLC, Summit Partners Growth Equity Fund VIII-B, L.P., Summit Partners Growth Equity Fund VIII-A, L.P., Summit Entrepreneur Advisors Fund I, L.P., Summit Investors I, LLC, Summit Investors I (UK), L.P., and SP GE VIII-B GD RV Holdings previously filed as Exhibit 10.2 with the Registrant's Current Report on Form 8-K dated October 2, 2016 (Commission File Number 001-06403) and incorporated by reference herein.

10x.
Registration Rights Agreement by and among Winnebago Industries, Inc., Summit Partners Growth Equity Fund VIII-A, L.P., Summit Partners Growth Equity Fund VIII-B, L.P., Summit Partners Entrepreneur Advisors Fund I, L.P., Summit Investors I, LLC, Summit Investors I (UK), L.P. and SP GE VIII-B GD RV Holdings, L.P., Donald Clark, Ronald Fenech, and William Fenech previously filed as Exhibit 10.3 with the Registrant's Current Report on Form 8-K dated October 2, 2016 (Commission File Number 001-06403) and incorporated by reference herein.

10y.
Employment Agreement by and between Grand Design RV, LLC and Donald Clark dated October 2, 2016 previously filed as Exhibit 10.9 with the Registrant's Current Report on Form 8-K dated October 2, 2016 including Exhibit A, Executive Change of Control Agreement between Winnebago Industries, Inc. and Donald Clark (Commission File Number 001-06403) and incorporated by reference herein.

10z.
Loan Agreement by and among Winnebago Industries, Inc., Octavius Corporation and JPMorgan Chase Bank, N.A. previously filed as Exhibit 99.2 with the Registrant's Current Report on Form 8-K dated November 8, 2016 (Commission File Number 001-06403) and incorporated by reference herein.

10aa.
Amendment No. 1 to Loan Agreement dated as of December 8, 2017 among Octavius Corporation, JPMorgan Chase Bank, N.A. as Administrative Agent and the lender parties hereto previously filed as Exhibit 10.1 with the Registrant’s Current Report on Form 8-K dated December 8, 2017 (Commission File No. 001-06403) and incorporated by reference herein.

10ab.
Credit Agreement by and among Winnebago Industries, Inc., Winnebago of Indiana, LLC, Grand Design RV, LLC and JPMorgan Chase Bank, N.A. previously filed as Exhibit 99.3 with the Registrant's Current Report on Form 8-K dated November 8, 2016 (Commission File Number 001-06403) and incorporated by reference herein.

10ac.
Amendment No. 2 to Credit Agreement dated as of December 8, 2017 by and among Winnebago Industries, Inc., Winnebago of Indiana, LLC, Grand Design RV, LLC, the other Loan Parties hereto, the financial institutions party hereto as Lenders, and JPMorgan Chase Bank, N.A. as Administrative Agent previously filed as Exhibit 10.2 with the Registrant’s Current Report on Form 8-K dated December 8, 2017 (Commission File No. 001-06403) and incorporated by reference herein.

10ad.
Intercreditor Agreement by and among Winnebago Industries, Inc., Winnebago of Indiana, LLC, Grand Design RV, LLC, Octavius Corporation and JPMorgan Chase Bank, N.A. previously filed as Exhibit 99.4 with the Registrant's Current Report on Form 8-K dated November 8, 2016 (Commission File Number 001-06403) and incorporated by reference herein.

10ae.
Lease Agreement (Main Facility) dated November 8, 2016 by and between Three Oaks, LLC and Grand Design RV, LLC previously filed as Exhibit 99.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 26, 2016 (Commission File Number 001-06403) and incorporated by reference herein.

10af.
Lease Agreement (Expansion Facility) dated November 8, 2016 by and between Three Oaks, LLC and Grand Design RV, LLC previously filed as Exhibit 99.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 26, 2016 (Commission File Number 001-06403) and incorporated by reference herein.

21.	List of Subsidiaries.

23.	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Management contract or compensation plan or arrangement.

**Attached as Exhibit 101 to this report are the following financial statements from our Annual Report on Form 10-K for the year ended August 25, 2018 formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements. Such exhibits are deemed furnished and not filed pursuant to Rule 406T of Regulation S-T.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.

By	/s/ Michael J. Happe
Michael J. Happe

President, Chief Executive Officer
(Principal Executive Officer)
Date: October 18, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 18, 2018, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Capacity

/s/ Michael J. Happe
Michael J. Happe	President, Chief Executive Officer (Principal Executive Officer)

/s/ Bryan L. Hughes
Bryan L. Hughes	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Maria F. Blase
Maria F. Blase	Director

/s/ Christopher J. Braun
Christopher J. Braun	Director

/s/ Robert M. Chiusano
Robert M. Chiusano	Director

/s/ William C. Fisher
William C. Fisher	Director

/s/ David W. Miles
David W. Miles	Director

/s/ Richard D. Moss
Richard D. Moss	Director

/s/ John M. Murabito
John M. Murabito	Director

/s/ Martha T. Rodamaker
Martha T. Rodamaker	Director