Form 10-Q
period 2018-11-24
WINNEBAGO INDUSTRIES INC
filed 2018-12-20
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 24, 2018

or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, par value $0.50 per share, outstanding on December 14, 2018 was 32,025,628.

Winnebago Industries, Inc.

PART I. FINANCIAL INFORMATION.

Item 1. Condensed Consolidated Financial Statements

Winnebago Industries, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended
(in thousands, except per share data)	November 24, 2018	November 25, 2017
Net revenues	$493,648	$450,021
Cost of goods sold	422,652	387,190
Gross profit	70,996	62,831
Selling, general, and administrative expenses	35,712	29,600
Amortization of intangible assets	2,659	2,055
Total operating expenses	38,371	31,655
Operating income	32,625	31,176
Interest expense	4,501	4,781
Non-operating income	(763)	(123)
Income before income taxes	28,887	26,518
Provision for income taxes	6,726	8,560
Net income	$22,161	$17,958

Income per common share:
Basic	$0.70	$0.57
Diluted	$0.70	$0.57

Weighted average common shares outstanding:
Basic	31,567	31,614
Diluted	31,814	31,772

Net income	$22,161	$17,958
Other comprehensive income (loss):
Amortization of net actuarial loss (net of tax of $3 and $4)	8	6
Change in fair value of interest rate swap (net of tax of $7 and $387)	(22)	634
Total other comprehensive income (loss)	(14)	640
Comprehensive income	$22,147	$18,598
See Notes to Condensed Consolidated Financial Statements.

Winnebago Industries, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	November 24, 2018	August 25, 2018
Assets
Current assets:
Cash and cash equivalents	$702	$2,342
Receivables, less allowance for doubtful accounts ($179 and $197, respectively)	140,837	164,585
Inventories	191,461	195,128
Prepaid expenses and other assets	10,256	9,883
Total current assets	343,256	371,938
Property, plant, and equipment, net	110,212	101,193
Other assets:
Goodwill	275,072	274,370
Other intangible assets, net	263,058	265,717
Investment in life insurance	26,651	28,297
Other assets	11,724	10,290
Total assets	$1,029,973	$1,051,805

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$79,687	$81,039
Income taxes payable	13,212	15,655
Accrued expenses:
Accrued compensation	21,977	29,350
Product warranties	41,303	40,498
Self-insurance	13,381	12,262
Promotional	14,868	11,017
Accrued interest	3,026	3,095
Other	11,736	11,269
Total current liabilities	199,190	204,185
Non-current liabilities:
Long-term debt	253,262	291,441
Deferred income taxes	4,834	4,457
Unrecognized tax benefits	1,745	1,745
Deferred compensation benefits, net of current portion	14,214	15,282
Other	250	250
Total non-current liabilities	274,305	313,175
Contingent liabilities and commitments (Note 12)
Stockholders' equity:
Preferred stock, par value $0.01: Authorized-10,000 shares; Issued-none	—	—
Common stock, par value $0.50: Authorized-60,000 shares; Issued-51,776 shares	25,888	25,888
Additional paid-in capital	88,288	86,223
Retained earnings	787,794	768,816
Accumulated other comprehensive income	878	892
Treasury stock, at cost: 20,178 and 20,243 shares, respectively	(346,370)	(347,374)
Total stockholders' equity	556,478	534,445
Total liabilities and stockholders' equity	$1,029,973	$1,051,805
See Notes to Condensed Consolidated Financial Statements.

Winnebago Industries, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(in thousands)	November 24, 2018	November 25, 2017
Operating activities:
Net income	$22,161	$17,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,169	2,130
Amortization of intangibles assets	2,659	2,055
Amortization of debt issuance costs	394	437
Last in, first-out expense	597	299
Stock-based compensation	2,472	823
Deferred income taxes	382	1,665
Other, net	(570)	97
Change in assets and liabilities:
Receivables	23,748	7,675
Inventories	3,070	(9,821)
Prepaid expenses and other assets	68	(936)
Accounts payable	(799)	(2,443)
Income taxes and unrecognized tax benefits	(2,443)	6,447
Accrued expenses and other liabilities	(737)	3,072
Net cash provided by operating activities	54,171	29,458

Investing activities:
Purchases of property and equipment	(12,771)	(5,357)
Acquisition of business, net of cash acquired	(702)	—
Proceeds from the sale of property	—	92
Other, net	311	(57)
Net cash used in investing activities	(13,162)	(5,322)

Financing activities:
Borrowings on credit agreement	133,711	—
Repayments of credit agreement	(172,229)	(4,250)
Payments of cash dividends	(3,183)	—
Payments for repurchases of common stock	(948)	(1,363)
Net cash used in financing activities	(42,649)	(5,613)

Net (decrease) increase in cash and cash equivalents	(1,640)	18,523
Cash and cash equivalents at beginning of year	2,342	35,945
Cash and cash equivalents at end of year	$702	$54,468

Supplement cash flow disclosure:
Income taxes paid, net	$8,778	$322
Interest paid	$3,736	$4,548
Non-cash transactions:
Capital expenditures in accounts payable	$145	$379
Accrued dividends	$—	$3,187
See Notes to Condensed Consolidated Financial Statements.

Winnebago Industries, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

(in thousands, except per share data)	Common Shares		Additional paid-in capital	Retained earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total stockholders' equity
	Number	Amount				Number	Amount
Balance, August 26, 2017	51,776	$25,888	$80,401	$679,138	$(1,023)	(20,183)	$(342,730)	$441,674
Stock-based compensation, net of forfeitures	—	—	804	—	—	1	19	823
Issuance of restricted stock	—	—	(1,165)	—	—	74	1,251	86
Repurchase of common stock	—	—	—	—	—	(32)	(1,363)	(1,363)
Common stock dividends; $0.10 per share	—	—	—	(3,187)	—	—	—	(3,187)
Actuarial loss, net of $4 tax	—	—	—	—	6	—	—	6
Change in fair value of interest rate swap, net of $387 tax	—	—	—	—	634	—	—	634
Net income	—	—	—	17,958	—	—	—	17,958
Balance, November 25, 2017	51,776	$25,888	$80,040	$693,909	$(383)	(20,140)	$(342,823)	$456,631

Balance, August 25, 2018	51,776	$25,888	$86,223	$768,816	$892	(20,243)	$(347,374)	$534,445
Stock-based compensation, net of forfeitures	—	—	2,448	—	—	2	41	2,489
Issuance of restricted stock	—	—	(383)	—	—	111	1,911	1,528
Repurchase of common stock	—	—	—	—	—	(48)	(948)	(948)
Common stock dividends; $0.10 per share	—	—	—	(3,183)	—	—	—	(3,183)
Actuarial loss, net of $3 tax	—	—	—	—	8	—	—	8
Change in fair value of interest rate swap, net of $7 tax	—	—	—	—	(22)	—	—	(22)
Net income	—	—	—	22,161	—	—	—	22,161
Balance, November 24, 2018	51,776	$25,888	$88,288	$787,794	$878	(20,178)	$(346,370)	$556,478
See Notes to Condensed Consolidated Financial Statements.

Winnebago Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1: Basis of Presentation
Unless the context otherwise requires, the use of the terms "Winnebago Industries," "WGO," "we," "us," and "our" in these Notes to Condensed Consolidated Financial Statements refers to Winnebago Industries, Inc. and its wholly-owned subsidiaries.

In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments necessary for a fair presentation as prescribed by accounting principles generally accepted in the United States (“GAAP”). All adjustments were comprised of normal recurring adjustments, except as noted in these Notes to Condensed Consolidated Financial Statements.

The interim Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 25, 2018.

Fiscal Period

We follow a 52-/53-week fiscal year, ending the last Saturday in August. Fiscal 2019 is a 53-week year, while Fiscal 2018 was a 52-week year. The extra (53rd) week in Fiscal 2019 will be recognized in our fourth quarter.

Subsequent Events

In preparing the accompanying unaudited Condensed Consolidated Financial Statements, we evaluated subsequent events for potential recognition and disclosure through the date of this filing. There were no material subsequent events, except for those listed below.

2019 Omnibus Incentive Plan

On December 11, 2018, our shareholders approved the Winnebago Industries, Inc. 2019 Omnibus Incentive Plan as detailed in our Proxy Statement for the 2018 Annual Meeting of Shareholders.

Dividend

On December 12, 2018, our Board of Directors approved a quarterly cash dividend of $0.11 per share payable on January 23, 2019 to common stockholders of record at the close of business on January 9, 2019.

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842), which requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. This ASU and the related amendments must be adopted on a modified retrospective basis to either each prior reporting period presented or as of the beginning of the period of adoption. Based on the effective dates, we expect to adopt the new guidance in the first quarter of Fiscal 2020. We are currently evaluating the impact of the adoption on our consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

In the first quarter of Fiscal 2019, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which establishes a comprehensive five-step model for the recognition of revenue from contracts with customers. This model is based on the core principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We elected the modified retrospective method of adoption, which we applied to contracts not completed as of the initial date of adoption. Application of the transition requirements had no material impact on operations or beginning retained earnings. While changes to certain control processes and procedures were updated for this adoption, the changes did not have a material impact to our internal control financial reporting framework.

Also in the first quarter of Fiscal 2019, we retrospectively adopted ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230), which provides guidance for eight specific cash flow issues with the objective of reducing the existing diversity in practice. The adoption of this standard did not materially impact our statements of cash flows, and no cash flow reclassifications were required for the prior period.

Note 2: Business Segments

In the fourth quarter of Fiscal 2018, we revised our segment presentation. We have five operating segments: 1) Winnebago motorhomes, 2) Winnebago towables, 3) Grand Design towables, 4) Winnebago specialty vehicles, and 5) Chris-Craft marine. We evaluate performance based on each operating segment's Adjusted EBITDA, as defined below, which excludes certain corporate administration expenses and non-operating income and expense.

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

Prior period segment information has been reclassified to conform to the current reportable segment presentation. The reclassifications included removing the corporate administration expenses from both the Motorhome and Towable reportable segments and removing Winnebago specialty vehicles from the Motorhome reportable segment, as we began to dedicate leadership and focus on these operations separately from our Winnebago motorhomes operations.

Our chief operating decision maker ("CODM") is our Chief Executive Officer. Our CODM relies on internal management reporting that analyzes consolidated results to the net earnings level and operating segment's Adjusted EBITDA. Our CODM has ultimate responsibility for enterprise decisions. Our CODM determines, in particular, resource allocation for, and monitors the performance of, the consolidated enterprise, the Motorhome segment, and the Towable segment. The Motorhome segment management and Towable segment management have responsibility for operating decisions, allocating resources, and assessing performance within their respective segments. The accounting policies of both reportable segments are the same and are described in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 25, 2018.

We evaluate the performance of our reportable segments based on Adjusted EBITDA. EBITDA is defined as net income before interest expense, provision for income taxes, and depreciation and amortization expense. Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation and amortization expense, and other adjustments made in order to present comparable results from period to period. Examples of items excluded from Adjusted EBITDA include acquisition-related costs and non-operating income.

The following table shows information by reportable segment:

	Three Months Ended
(in thousands)	November 24, 2018	November 25, 2017
Net Revenues
Motorhome	$181,328	$188,197
Towable	292,833	259,665
Corporate / All Other	19,487	2,159
Consolidated	$493,648	$450,021

Adjusted EBITDA
Motorhome	$11,976	$4,900
Towable	30,828	33,392
Corporate / All Other	(4,351)	(2,881)
Consolidated	$38,453	$35,411

Capital Expenditures
Motorhome	$3,192	$3,107
Towable	8,877	2,250
Corporate / All Other	702	—
Consolidated	$12,771	$5,357

(in thousands)	November 24, 2018	August 25, 2018
Total Assets
Motorhome	$303,984	$322,048
Towable	624,445	626,588
Corporate / All Other	101,544	103,169
Consolidated	$1,029,973	$1,051,805

Reconciliation of net income to consolidated Adjusted EBITDA:

	Three Months Ended
(in thousands)	November 24, 2018	November 25, 2017
Net income	$22,161	$17,958
Interest expense	4,501	4,781
Provision for income taxes	6,726	8,560
Depreciation	3,169	2,130
Amortization of intangible assets	2,659	2,055
EBITDA	39,216	35,484
Acquisition-related costs	—	50
Non-operating income	(763)	(123)
Adjusted EBITDA	$38,453	$35,411

Note 3: Revenue

The following table disaggregates revenue by reportable segment and product category:

	Three Months Ended
(in thousands)	November 24, 2018	November 25, 2017
Net Revenues
Motorhome:
Class A	$48,678	$74,205
Class B	68,720	29,120
Class C	56,142	76,775
Other(1)	7,788	8,097
Total Motorhome	181,328	188,197
Towable:
Fifth Wheel	162,749	144,114
Travel Trailer	125,626	112,725
Other(1)	4,458	2,826
Total Towable	292,833	259,665
Corporate / All Other:
Other(2)	19,487	2,159
Total Corporate / All Other	19,487	2,159
Consolidated	$493,648	$450,021

(1)	Relates to parts and accessories and services.

(2)	Relates to marine and specialty vehicle units, parts and accessories, and services.

We generate all of our operating revenue from contracts with customers. Our primary source of revenue is generated through the sale of manufactured motorized units, non-motorized towable units, and marine units to our independent dealer network (our customer). We also generate income through the sale of certain parts and services, acting as the principal in these arrangements. We apply the new revenue standard requirements to a portfolio of contracts (or performance obligations) with similar characteristics for transactions where it is expected that the effects on the financial statements of applying the revenue recognition guidance to the portfolio would not differ materially from applying this guidance to the individual contracts (or performance obligations) within that portfolio. Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the transaction price consideration that we expect to receive in exchange for those goods or services. Control refers to the ability of the customer to direct the use of, and obtain substantially all of, the remaining benefits from the goods or services. Our transaction price consideration is fixed, unless otherwise disclosed below as variable consideration. We made an accounting policy election so that our revenue excludes sales and usage-based taxes collected.

Unit revenue

Unit revenue is recognized at a point-in-time when control passes, which generally occurs when the unit is shipped or picked-up from our manufacturing facilities to the customer, which is consistent with our past practice. Our payment terms are typically at the point of shipment, and do not include a significant financing component. The amount of consideration received and recorded to revenue varies with changes in marketing incentives and offers to our customers. These marketing incentives and offers to our customers are considered variable consideration. We adjust the estimate of revenue at the earlier of when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed.

Our contracts include some incidental items that are immaterial in the context of the contract. We have made an accounting policy election to not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer. We have made an accounting policy to account for any shipping and handling costs that occur after the transfer of control as a fulfillment cost that is accrued when control is transferred. Warranty obligations associated with the sale of a unit are assurance-type warranties that are a guarantee of the unit’s intended functionality and, therefore, do not represent a distinct performance obligation within the context of the contract. Contract costs incurred related to the sale of manufactured units are expensed at the point-in-time when the related revenue is recognized.

We do not have material contract assets or liabilities. We establish allowances for uncollectible receivables based on historical collection trends and write-off history.

Concentration of Risk

None of our dealer organizations accounted for more than 10% of our net revenue for the first quarter of Fiscal 2019 or the first quarter of 2018.

Note 4: Derivatives, Investments, and Fair Value Measurements
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

We account for fair value measurements in accordance with Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measurement, and expands disclosure about fair value measurement. The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.

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

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at November 24, 2018 and August 25, 2018 according to the valuation techniques we used to determine their fair values:

	Fair Value at	Fair Value Hierarchy
(in thousands)	November 24, 2018	Level 1	Level 2	Level 3
Assets that fund deferred compensation:
Domestic equity funds	$996	$928	$68	$—
International equity funds	141	100	41	—
Fixed income funds	215	61	154	—
Interest rate swap contract	1,930	—	1,930	—
Total assets at fair value	$3,282	$1,089	$2,193	$—

	Fair Value at	Fair Value Hierarchy
(in thousands)	August 25, 2018	Level 1	Level 2	Level 3
Assets that fund deferred compensation:
Domestic equity funds	$1,143	$1,114	$29	$—
International equity funds	139	120	19	—
Fixed income funds	223	132	91	—
Interest rate swap contract	1,959	—	1,959	—
Total assets at fair value	$3,464	$1,366	$2,098	$—

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Assets that fund deferred compensation

Our assets that fund deferred compensation are marketable equity securities measured at fair value using quoted market prices and primarily consist of equity-based mutual funds. These securities are primarily classified as Level 1 as they are traded in an active market for which closing stock prices are readily available. These securities fund the Executive Share Option Plan and the Executive Deferred Compensation Plan. Refer to Note 10, Employee and Retiree Benefits, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 25, 2018 for additional information regarding these plans.

The proportion of the assets that will fund options which expire within a year are included in Prepaid expenses and other assets in the accompanying Condensed Consolidated Balance Sheets. The remaining assets are classified as non-current and are included in Other assets.

Interest Rate Swap Contract

Under the terms of our Credit Agreement, as defined in Note 9, Long-Term Debt, we were previously required to hedge a portion of the floating interest rate exposure. In accordance with this requirement, on January 23, 2017, we entered into an interest rate swap contract, which effectively fixed our interest rate on our $300.0 million term loan agreement ("Term Loan") for a notional amount that reduces each December during the swap contract. As of November 24, 2018, we had $170.0 million of our Term Loan fixed at an interest rate of 5.32%. As of August 25, 2018, we had $170.0 million of our Term Loan fixed at an interest rate of 5.32%. The swap contract expires on December 8, 2020.

The fair value of the interest rate swap is classified as Level 2 as it is corroborated based on observable market data. The asset is included in Other assets on the Condensed Consolidated Balance Sheets. The change in value was predominately recorded to Accumulated other comprehensive income on the Condensed Consolidated Balance Sheets since the interest rate swap has been designated for hedge accounting.

Assets and Liabilities that are measured at Fair Value on a Nonrecurring Basis

Our non-financial assets, which include goodwill, intangible assets, and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, we must evaluate the non-financial asset for impairment. If an impairment has occurred, the asset is required to be recorded at the estimated fair value. No impairments were recorded for non-financial assets in the first quarter of Fiscal 2019 or the first quarter of 2018.

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

Note 5: Inventories

Inventories consist of the following:

(in thousands)	November 24, 2018	August 25, 2018
Finished goods	$44,602	$26,513
Work-in-process	75,072	68,339
Raw materials	111,147	139,039
Total	230,821	233,891
Less last-in, first-out ("LIFO") reserve	39,360	38,763
Inventories	$191,461	$195,128

Inventory valuation methods consist of the following:

(in thousands)	November 24, 2018	August 25, 2018
LIFO basis	$178,377	$176,215
First-in, first-out basis	52,444	57,676
Total	$230,821	$233,891

The above value of inventories, before reduction for the LIFO reserve, approximates replacement cost at the respective dates.

Note 6: Property, Plant, and Equipment
Property, plant, and equipment is stated at cost, net of accumulated depreciation and consists of the following:

(in thousands)	November 24, 2018	August 25, 2018
Land	$6,747	$6,747
Buildings and building improvements	102,478	94,622
Machinery and equipment	107,839	105,663
Software	24,920	23,388
Transportation	8,845	8,837
Property, plant, and equipment, gross	250,829	239,257
Less accumulated depreciation	140,617	138,064
Property, plant, and equipment, net	$110,212	$101,193

Depreciation expense was $3.2 million and $2.1 million during the first quarters of Fiscal 2019 and 2018, respectively.

Note 7: Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows for the first quarters of Fiscal 2019 and 2018:

(in thousands)	Towable	Corporate / All Other	Total
Balance, August 26, 2017	$242,728	$—	$242,728
Grand Design purchase price adjustment(1)	1,956	—	1,956
Balance, November 25, 2017	$244,684	$—	$244,684

Balance, August 25, 2018	$244,684	$29,686	$274,370
Chris-Craft purchase price adjustment(2)	—	702	702
Balance, November 24, 2018	$244,684	$30,388	$275,072

(1)
Refer to Note 2, Business Combinations, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 25, 2018 for additional information.

(2)
Purchase price adjustment made for working capital. For additional information related to the acquisition of Chris-Craft USA, Inc., refer to Note 2, Business Combinations, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 25, 2018.

Other intangible assets, net of accumulated amortization, consist of the following:

		November 24, 2018		August 25, 2018
(in thousands)	Weighted Average Life-Years	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Trade names	Indefinite	$177,250		$177,250
Dealer networks	12.2	95,581	$14,288	95,581	$12,328
Backlog	0.5	19,527	19,527	19,527	19,135
Non-compete agreements	4.1	5,347	2,330	5,347	2,084
Leasehold interest-favorable	8.1	2,000	502	2,000	441
Other intangible assets, gross		299,705	36,647	299,705	33,988
Less accumulated amortization		36,647		33,988
Other intangible assets, net		$263,058		$265,717

The weighted average remaining amortization period for intangible assets as of November 24, 2018 was approximately 11 years.

Remaining estimated aggregate annual amortization expense by fiscal year is as follows:

(in thousands)	Amount
Fiscal 2019	$6,828
Fiscal 2020	9,032
Fiscal 2021	9,032
Fiscal 2022	8,405
Fiscal 2023	8,197
Thereafter	44,314
Total amortization expense remaining	$85,808

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

Changes in our product warranty liability are as follows:

	Three Months Ended
(in thousands)	November 24, 2018	November 25, 2017
Balance at beginning of period	$40,498	$30,805
Provision	10,757	9,953
Claims paid	(9,952)	(8,258)
Balance at end of period	$41,303	$32,500

Note 9: Long-Term Debt

On November 8, 2016, we entered into a $125.0 million credit facility ("ABL") and a $300.0 million Term Loan with JPMorgan Chase Bank, N.A. ("Credit Agreement"). On December 8, 2017, we amended our Credit Agreement, which decreased the interest rate spread on the Term Loan and the ABL. As of September 21, 2018, the amount that may be borrowed under the ABL was increased to $165.0 million.

The Credit Agreement contains certain financial covenants. As of November 24, 2018, we are in compliance with all financial covenants of the Credit Agreement.

The components of long-term debt are as follows:

(in thousands)	November 24, 2018	August 25, 2018
ABL	$14	$38,532
Term Loan	260,000	260,000
Long-term debt, excluding debt issuance costs	260,014	298,532
Debt issuance cost, net	(6,752)	(7,091)
Long-term debt	$253,262	$291,441

The fair value of long-term debt, excluding debt issuance costs, approximated the carrying values as of November 24, 2018 and August 25, 2018 as interest is at variable market rates.

Aggregate contractual maturities of debt in future fiscal years are as follows:

(in thousands)	Amount
Fiscal 2019	$—
Fiscal 2020	10,250
Fiscal 2021	15,000
Fiscal 2022	15,000
Fiscal 2023	219,750
Total Term Loan	$260,000

Note 10: Employee and Retiree Benefits

Deferred compensation liabilities are as follows:

(in thousands)	November 24, 2018	August 25, 2018
Non-qualified deferred compensation	$14,187	$14,831
Supplemental executive retirement plan	2,324	2,309
Executive share option plan	736	935
Executive deferred compensation plan	548	421
Officer stock-based compensation	—	1,528
Deferred compensation benefits	17,795	20,024
Less current portion(1)	3,581	4,742
Deferred compensation benefits, net of current portion	$14,214	$15,282
(1) Included in Accrued compensation on the Condensed Consolidated Balance Sheets.

Note 11: Stock-Based Compensation

We have a 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan (as amended, the "Plan") in place as approved by shareholders, which allows us to grant or issue non-qualified stock options, incentive stock options, share awards, and other equity compensation to key employees and to non-employee directors.

Beginning with our annual grant of restricted stock units in October 2018, we attach dividend equivalents to our restricted stock units equal to dividends payable on the same number of shares of WGO common stock during the applicable period. Dividend equivalents, settled in cash, accrue on restricted stock unit awards during the vesting period. No dividend equivalents are paid on any restricted stock units that are forfeited prior to the vesting date.

Stock-based compensation expense was $2.5 million and $0.8 million during the first quarters of Fiscal 2019 and 2018, respectively. Compensation expense is recognized over the requisite service period of the award.

Note 12: Contingent Liabilities and Commitments
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

Our repurchase agreements generally provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 24 months, provide that our liability will be the lesser of remaining principal owed by the dealer to the lending institution, or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our liability cannot exceed 100% of the dealer invoice. In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of recreational vehicles or boats to repurchase current inventory if a dealership exits the business. Our total contingent liability on all repurchase agreements was approximately $933.4 million and $879.0 million at November 24, 2018 and August 25, 2018.

Repurchased sales are not recorded as a revenue transaction, but the net difference between the original repurchase price and the resale price are recorded against the loss reserve, which is a deduction from gross revenue. Our loss reserve for repurchase commitments contains uncertainties because the calculation requires management to make assumptions and apply judgment regarding a number of factors. Our risk of loss related to these repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on these repurchase agreements and our historical loss experience, we establish an associated loss reserve which is included in Accrued expenses: Other on the Condensed Consolidated Balance Sheets. Our accrued losses on repurchases were $0.9 million and $0.9 million at November 24, 2018 and August 25, 2018, respectively. Repurchase risk is affected by the credit worthiness of our dealer network, and we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to establish the loss reserve for repurchase commitments.

There was no material activity related to repurchase agreements during the three months ended November 24, 2018 and November 25, 2017.

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

Our effective tax rate decreased to 23.3% for the three months ended November 24, 2018 from 32.3% for the three months ended November 25, 2017 due primarily to the enactment of the 2017 Tax Cuts and Jobs Act ("Tax Act") on December 22, 2017. The rate reduction was primarily due to the Tax Act decrease in the Federal rate offset by the repeal of the domestic production activities deduction and by a reduced benefit from stock-based compensation activity in the current quarter.

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

In accordance with ASC 740, we recorded non-cash provisional estimates to income tax expense in Fiscal 2018 as a result of revaluing all deferred tax assets and liabilities at the newly enacted Federal corporate income tax rate. We have not made any measurement period adjustments related to these items during the first three months of Fiscal 2019 and are materially complete in analyzing and recording all aspects of the enactment of the Tax Act.

We file a U.S. Federal tax return as well as returns in various international and state jurisdictions. Although certain years are no longer subject to examination by the Internal Revenue Service ("IRS") and various state taxing authorities, net operating loss carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities. As of November 24, 2018, our Federal returns from Fiscal 2015 to present continue to be subject to review by the IRS. With limited exception, our state returns from Fiscal 2014 to present continue to be subject to review by the state taxing jurisdictions. Several years may lapse before an uncertain tax position is audited and finally resolved, and it is difficult to predict the outcome of such audits.

It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. Total reserves for uncertain tax positions were not material.

Note 14: Income Per Share
The following table reflects the calculation of basic and diluted income per share:

	Three Months Ended
(in thousands, except per share data)	November 24, 2018	November 25, 2017
Numerator
Net income	$22,161	$17,958

Denominator
Weighted average common shares outstanding	31,567	31,614
Dilutive impact of stock compensation awards	247	158
Weighted average common shares outstanding, assuming dilution	31,814	31,772

Anti-dilutive securities excluded from Weighted average common shares outstanding, assuming dilution	90	73

Basic income per common share	$0.70	$0.57
Diluted income per common share	$0.70	$0.57

Anti-dilutive securities were not included in the computation of diluted income per common share because they are considered anti-dilutive under the treasury stock method.

Note 15: Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income ("AOCI") by component, net of tax, were:

	Three Months Ended
	November 24, 2018			November 25, 2017
(in thousands)	Defined Benefit Pension Items	Interest Rate Swap	Total	Defined Benefit Pension Items	Interest Rate Swap	Total
Balance at beginning of period	$(591)	$1,483	$892	$(509)	$(514)	$(1,023)
Other comprehensive income before reclassifications	—	(22)	(22)	—	634	634
Amounts reclassified from AOCI	8	—	8	6	—	6
Net current-period OCI	8	(22)	(14)	6	634	640
Balance at end of period	$(583)	$1,461	$878	$(503)	$120	$(383)

Reclassifications out of AOCI in net periodic benefit costs, net of tax, were:

		Three Months Ended
(in thousands)	Location on Consolidated Statements of Income and Comprehensive Income	November 24, 2018	November 25, 2017
Amortization of net actuarial loss	SG&A	$8	$6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, the use of the terms "Winnebago Industries," "we," "us," and "our" refers to Winnebago Industries, Inc. and its wholly-owned subsidiaries.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Unless otherwise noted, transactions and other factors significantly impacting our financial condition, results of operations, and liquidity are discussed in order of magnitude.

Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended August 25, 2018, (including the information presented therein under Risk Factors), as well as our reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited.

Overview

Winnebago Industries, Inc. is one of the leading U.S. manufacturers with a diversified portfolio of recreation vehicles ("RV"s) and marine products used primarily in leisure travel and outdoor recreation activities. We produce our motorhome units in manufacturing facilities in Iowa and Oregon; our towable units in Indiana; and our marine units in Florida. We distribute our RV and marine products primarily through independent dealers throughout the U.S. and Canada, who then retail the products to the end consumer. We also distribute our marine products internationally through independent dealers, who then retail the products to the end consumer.

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

Refer to the Consolidated Performance Summary within Results of Operations - First Three Months of Fiscal 2019 Compared to the First Three Months of Fiscal 2018 for a detailed reconciliation of items that impacted EBITDA and Adjusted EBITDA. We have included this non-GAAP performance measure as a comparable measure to illustrate the effect of non-recurring transactions occurring during the reported periods and improve comparability of our results from period to period. We believe Adjusted EBITDA provides meaningful supplemental information about our operating performance because this measure excludes amounts that we do not consider part of our core operating results when assessing our performance. Examples of items excluded from Adjusted EBITDA include acquisition-related costs and non-operating income.

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

Reportable Segments

In the fourth quarter of Fiscal 2018, we revised our segment presentation. We have five operating segments: 1) Winnebago motorhomes, 2) Winnebago towables, 3) Grand Design towables, 4) Winnebago specialty vehicles, and 5) Chris-Craft marine. We evaluate performance based on each operating segment's Adjusted EBITDA, as defined above, which excludes certain corporate administration expenses and non-operating income and expense.

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

Prior year segment information has been reclassified to conform to the current reportable segment presentation. The reclassifications included removing the corporate administration expenses from both the Motorhome and Towable reportable segments and removing Winnebago specialty vehicles from the Motorhome reportable segment, as we began to dedicate leadership and focus on these operations separately from our Winnebago motorhomes operations.

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

	US and Canada Industry
	Wholesale Unit Shipments per RVIA				Retail Unit Registrations per Stat Surveys
	Rolling 12 Months through October				Rolling 12 Months through October
	2018	2017	Unit Change	% Change	2018	2017	Unit Change	% Change
Motorhome(1)	59,947	61,421	(1,474)	(2.4)%	57,829	56,758	1,071	1.9%
Towable(2)	428,489	420,857	7,632	1.8%	414,898	390,912	23,986	6.1%
Combined	488,436	482,278	6,158	1.3%	472,727	447,670	25,057	5.6%

(1)	Motorhome: Class A, B and C products.

(2)	Towable: Fifth wheel and travel trailer products.

The most recent RVIA wholesale shipment forecasts for calendar year 2019, as noted in the table below, indicate that industry shipments are most likely expected to decline in 2019. The RV sales outlook is based on anticipated increases in inflation and interest rates and rising costs of production, partially offset by strong job and wage growth.

	Calendar Year
Wholesale Unit Shipment Forecast per RVIA(1)	2019 Forecast	2018 Actual	Unit Change	% Change
Aggressive	466,000	479,000	(13,000)	(2.7)%
Most likely	453,200	479,000	(25,800)	(5.4)%
Conservative	439,800	479,000	(39,200)	(8.2)%

(1)	Prepared by Dr. Richard Curtin of the University of Michigan Consumer Survey Research Center for RVIA and reported in the Roadsigns RV Winter 2018 Industry Forecast Issue.

Market Share

Our retail unit market share, as reported by Stat Surveys based on state records, is illustrated below. Note that this data is subject to adjustment and is continuously updated.

	Rolling 12 Months through October		Calendar Year
US and Canada	2018	2017(1)	2017(1)	2016	2015
Motorhome A, B, C	15.6%	16.3%	16.2%	18.0%	20.5%
Travel trailer and fifth wheels	7.7%	6.0%	6.1%	1.7%	0.9%

(1)	Includes retail unit market share for Grand Design since its acquisition on November 8, 2016.

Facility Expansion

During Fiscal 2017, our Board of Directors approved two large facility expansion projects to increase production capacity in the fast growing Towable segment. The Grand Design expansion project consisted of two new production facilities, which were completed in Fiscal 2018. The facility expansion in the Winnebago towables division is expected to be completed in the first half of Fiscal 2019.

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

The following table illustrates the cumulative project costs:

	Three Months Ended	Fiscal Year
(in thousands)	November 24, 2018	2018	2017	2016	2015	Cumulative Investment
Capitalized	$1,533	$5,941	$1,881	$7,798	$3,291	$20,444	58.8%
Expensed	1,151	2,107	2,601	5,930	2,528	14,317	41.2%
Total	$2,684	$8,048	$4,482	$13,728	$5,819	$34,761	100.0%

Results of Operations - First Three Months of Fiscal 2019 Compared to the First Three Months of Fiscal 2018

Consolidated Performance Summary

The following is an analysis of changes in key items included in the consolidated statements of income and comprehensive income for the three months ended November 24, 2018 compared to the three months ended November 25, 2017:

	Three Months Ended
(in thousands, except percent and per share data)	November 24, 2018	% of Revenues(1)	November 25, 2017	% of Revenues(1)	$ Change	% Change
Net revenues	$493,648	100.0%	$450,021	100.0%	$43,627	9.7%
Cost of goods sold	422,652	85.6%	387,190	86.0%	35,462	9.2%
Gross profit	70,996	14.4%	62,831	14.0%	8,165	13.0%
Selling, general, and administrative expenses	35,712	7.2%	29,600	6.6%	6,112	20.6%
Amortization of intangible assets	2,659	0.5%	2,055	0.5%	604	29.4%
Total operating expenses	38,371	7.8%	31,655	7.0%	6,716	21.2%
Operating income	32,625	6.6%	31,176	6.9%	1,449	4.6%
Interest expense	4,501	0.9%	4,781	1.1%	(280)	(5.9)%
Non-operating income	(763)	(0.2)%	(123)	—%	640	(520.3)%
Income before income taxes	28,887	5.9%	26,518	5.9%	2,369	8.9%
Provision for income taxes	6,726	1.4%	8,560	1.9%	(1,834)	(21.4)%
Net income	$22,161	4.5%	$17,958	4.0%	$4,203	23.4%

Diluted income per share	$0.70		$0.57		$0.13	22.8%
Diluted average shares outstanding	31,814		31,772		42	0.1%

(1)	Percentages may not add due to rounding differences.
Consolidated net revenues increased in the first three months of Fiscal 2019 compared to the first three months of Fiscal 2018 primarily due to an increase in our Towable segment unit volume, average selling price ("ASP") increases, and the acquisition of Chris-Craft in the fourth quarter of Fiscal 2018. This was partially offset by a decrease in unit volume in our Motorhome segment.

Gross profit as a percentage of revenue increased in the first three months of Fiscal 2019 compared to the first three months of Fiscal 2018 due to a decrease in our Motorized manufacturing costs as a percentage of revenue due to higher costs in the prior year related to the ramp-up of our West Coast production facility and new product start-up. This was partially offset by margin pressure from inflationary cost pressures across all segments, but most notably in the Towable segment.

Operating expenses increased in the first three months of Fiscal 2019 compared to the first three months of Fiscal 2018 due to increased investments in our business as well as an increase in professional fees.

Interest expense decreased in the first three months of Fiscal 2019 compared to the first three months of Fiscal 2018 due to our Credit Agreement amendment during the second quarter of Fiscal 2018. This amendment resulted in a decrease to the interest rate spread by 1.0% on the Term Loan and 0.25% on the ABL.

Non-operating income increased in the first three months of Fiscal 2019 compared to the first three months of Fiscal 2018 due to net proceeds received for company-owned life insurance policies.

The effective tax rate decreased to 23.3% for the first three months of Fiscal 2019 compared to 32.3% for the first three months of Fiscal 2018 due primarily to the enactment of the 2017 Tax Cuts and Jobs Act ("Tax Act") on December 22, 2017. The rate reduction was primarily due to the decrease in the Federal rate provided by the Tax Act offset by the repeal of the domestic production activities deduction and by a reduced benefit from stock-based compensation activity in the first three months of Fiscal 2019.

Net income and diluted income per share increased in the first three months of Fiscal 2019 compared to the first three months of Fiscal 2018 primarily due to revenue growth, an increased gross profit rate and the lower effective income tax rate, offset slightly by an increase in operating expenses.

Non-GAAP Reconciliation

The following table reconciles net income to consolidated EBITDA and Adjusted EBITDA for the first three months ended November 24, 2018 and November 25, 2017:

	Three Months Ended
(in thousands)	November 24, 2018	November 25, 2017
Net income	$22,161	$17,958
Interest expense	4,501	4,781
Provision for income taxes	6,726	8,560
Depreciation	3,169	2,130
Amortization of intangible assets	2,659	2,055
EBITDA	39,216	35,484
Acquisition-related costs	—	50
Non-operating income	(763)	(123)
Adjusted EBITDA	$38,453	$35,411

Reportable Segment Performance Summary
Motorhome
The following is an analysis of key changes in our Motorhome segment for the first three months ended November 24, 2018 compared to the first three months ended November 25, 2017 and as of November 24, 2018 compared to November 25, 2017:

	Three Months Ended
(in thousands, except ASP)	November 24, 2018	% of Revenues	November 25, 2017	% of Revenues	$ Change	% Change
Net revenues	$181,328		$188,197		$(6,869)	(3.6)%
Adjusted EBITDA	11,976	6.6%	4,900	2.6%	7,076	144.4%

ASP	98,690		91,246		7,444	8.2%

	Three Months Ended
Unit deliveries	November 24, 2018	Product Mix(1)	November 25, 2017	Product Mix(1)	Unit Change	% Change
Class A	422	23.2%	723	35.8%	(301)	(41.6)%
Class B	719	39.5%	370	18.3%	349	94.3%
Class C	678	37.3%	926	45.9%	(248)	(26.8)%
Total motorhomes	1,819	100.0%	2,019	100.0%	(200)	(9.9)%

($ in thousands)	November 24, 2018		November 25, 2017		Change	% Change
Backlog(2)
Units	1,961		2,632		(671)	(25.5)%
Dollars	$191,632		$250,757		$(59,125)	(23.6)%
Dealer Inventory
Units	4,458		4,226		232	5.5%

(1)	Percentages may not add due to rounding differences.

(2)
We include in our backlog all accepted orders from dealers to generally be shipped within the next six months. Orders in backlog can be cancelled or postponed at the option of the dealer at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Net revenues decreased in the first three months of Fiscal 2019 compared to the first three months of Fiscal 2018 due to a decrease in the number of units sold, partially offset by increased pricing.

Unit deliveries decreased in the first three months of Fiscal 2019 compared to the first three months of Fiscal 2018 driven by our Class A and Class C products, partially offset by our Class B products. Additionally, we have seen a decrease in the backlog volumes in the first quarter of Fiscal 2019 as compared to the first quarter of Fiscal 2018 due to less demand for our Class A and C products, offset partially by our Class B products. Dealer inventory increased slightly due to the strong shipment of our Class B products.

Adjusted EBITDA increased in the first three months of Fiscal 2019 compared to the first three months of Fiscal 2018 due to pricing increases in the second half of Fiscal 2018 and a reduction in our manufacturing costs as a percentage of revenue due to higher costs in the prior year related to the ramp-up of our West Coast production facility and new product start-ups.

Towable

The following is an analysis of key changes in our Towable segment for the first three months ended November 24, 2018 compared to the first three months ended November 25, 2017 and as of November 24, 2018 compared to November 25, 2017:

	Three Months Ended
(in thousands, except ASP)	November 24, 2018	% of Revenues	November 25, 2017	% of Revenues	$ Change	% Change
Net revenues	$292,833		$259,665		$33,168	12.8%
Adjusted EBITDA	30,828	10.5%	33,392	12.9%	(2,564)	(7.7)%

ASP	32,117		30,557		1,560	5.1%

	Three Months Ended
Unit deliveries	November 24, 2018	Product Mix(1)	November 25, 2017	Product Mix(1)	Unit Change	% Change
Travel trailer	5,836	62.2%	5,349	61.7%	487	9.1%
Fifth wheel	3,549	37.8%	3,327	38.3%	222	6.7%
Total towables	9,385	100.0%	8,676	100.0%	709	8.2%

($ in thousands)	November 24, 2018		November 25, 2017		Change	% Change
Backlog(2)
Units	9,199		9,955		(756)	(7.6)%
Dollars	$327,724		$341,065		$(13,341)	(3.9)%
Dealer Inventory
Units	16,662		12,050		4,612	38.3%

(1)	Percentages may not add due to rounding differences.

(2)
We include in our backlog all accepted orders from dealers to generally be shipped within the next six months. Orders in backlog can be cancelled or postponed at the option of the dealer at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Net revenues increased in the first three months of Fiscal 2019 compared to the first three months of Fiscal 2018 due to strong organic growth.

Unit deliveries increased in the first three months of Fiscal 2019 compared to the first three months of Fiscal 2018 primarily due to volume growth in excess of recent industry trends. Our Towable market share increased from 6.0% to 7.7% when comparing shipments during the twelve-month trailing periods ended September 2017 and September 2018. Towable ASP increased slightly due to price increases during the second half of Fiscal 2018.

Adjusted EBITDA decreased in the first three months of Fiscal 2019 compared to the first three months of Fiscal 2018 primarily due to increased material costs and higher dealer program costs partially offset by organic volume growth. Shipments grew faster than the industry as a result of greater penetration of our new products and further expansion of our distribution base.

Analysis of Financial Condition, Liquidity, and Resources
Cash Flows
The following table summarizes our cash flows from total operations for the first three months ended November 24, 2018 and November 25, 2017:

	Three Months Ended
(in thousands)	November 24, 2018	November 25, 2017
Total cash provided by (used in):
Operating activities	$54,171	$29,458
Investing activities	(13,162)	(5,322)
Financing activities	(42,649)	(5,613)
Net (decrease) increase in cash and cash equivalents	$(1,640)	$18,523
Operating Activities
Cash provided by operating activities increased for the first three months ended November 24, 2018 due to an increase in net income and improvements in net working capital.
Investing Activities
Cash used in investing activities for the first three months ended November 24, 2018 consisted primarily of capital expenditures related to the capacity expansions taking place in our Towable segment. Cash used in investing activities for the first three months ended November 25, 2017 consisted primarily of capital expenditures.
Financing Activities
Cash used in financing activities for the first three months ended November 24, 2018 consisted of payments on the Credit Agreement, dividends payments, and share repurchases; these were partially offset by cash proceeds on the Credit Agreement. Cash used in financing activities for the first three months ended November 25, 2017 consisted of payments on the Credit Agreement and share repurchases.

Debt and Capital

As of September 21, 2018, we have a debt agreement that consists of a $300.0 million term loan agreement ("Term Loan") and a $165.0 million asset-based revolving credit facility ("ABL") (collectively, the "Credit Agreement") with JPMorgan Chase Bank, N.A. Refer to Note 9, Long-Term Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended August 25, 2018 for additional details. As of November 24, 2018, there were no material borrowings against the ABL.

We filed a Registration Statement on Form S-3, which was declared effective by the Securities and Exchange Commission on April 25, 2016. Subject to market conditions, this registration provides for the ability to offer and sell up to $35.0 million of our common stock in one or more offerings pursuant to the Registration Statement. The Registration Statement will be available for use for three years from its effective date. We currently have no plans to offer and sell the common stock registered under this Registration Statement; however, it does provide another potential source of liquidity to raise capital if we need it, in addition to the alternatives already in place.

Other Financial Measures

Working capital at November 24, 2018 and August 25, 2018 was $144.1 million and $167.8 million, respectively. We currently expect cash on hand, funds generated from operations, and the borrowing available under our Credit Agreement to be sufficient to cover both short-term and long-term operating requirements.

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

On December 19, 2007, our Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $60.0 million. On October 18, 2017, our Board of Directors authorized a share repurchase program in the amount of $70.0 million. There is no time restriction on either authorization. We continually evaluate if share repurchases reflect a prudent use of our capital and, subject to compliance with our Credit Agreement, we may purchase shares in the future. At November 24, 2018, we have $65.7 million remaining on our board repurchase authorization.

Contractual Obligations and Commercial Commitments

There has been no material change in our contractual obligations other than in the ordinary course of business since the end of Fiscal 2018. See our Annual Report on Form 10-K for the fiscal year ended August 25, 2018, for additional information regarding our contractual obligations and commercial commitments.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in Note 1: Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 25, 2018. We discuss our critical accounting estimates in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended August 25, 2018.

There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of Fiscal 2018.

New Accounting Pronouncements

For a description of new applicable accounting pronouncements, see Note 1, Basis of Presentation, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as "anticipate," "assume," "believe," "estimate," "expect," "guidance," "intend," "outlook," "plan," "project," and other words and terms of similar meaning. Such statements reflect our current views and estimates with respect to future market conditions, company performance and financial results, operational investments, business prospects, new strategies, the competitive environment, and other events. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the potential results discussed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended August 25, 2018, for a description of important factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. Among the factors that could cause actual results and outcomes to differ materially from those contained in such forward-looking statements are the following: competition and new product introductions by competitors, our ability to attract and retain qualified personnel, business or production disruptions, sales order cancellations, risk related to compliance with debt covenants and leverage ratios, stock price volatility, availability of labor, a slowdown in the economy, low consumer confidence, the effect of global tensions, increases in interest rates, availability of credit, risk related to cyclicality and seasonality, slower than anticipated sales of new or existing products, integration of operations relating to merger and acquisition activities generally, inadequate liquidity or capital resources, inventory and distribution channel management, our ability to innovate, our reliance on large dealer organizations, significant increase in repurchase obligations, availability and price of fuel, availability of chassis and other key component parts, increased material and component costs, exposure to warranty claims, ability to protect our intellectual property, exposure to product liability claims, dependence on information systems and web applications, any unexpected expenses related to ERP, risk related to data security, governmental regulation, including for climate change, and risk related to anti-takeover provisions applicable to us and other factors. We caution that the foregoing list of important factors is not complete. Any forward-looking statements speak only as of the date they are made, and we assume no obligation to update any forward-looking statement that we may make.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our primary risk exposures or management of market risks from those previously disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended August 25, 2018.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures", as such term is defined under Securities Exchange Act of 1934, as amended ("Exchange Act") Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures and believes that such controls and procedures are effective at the reasonable assurance level.

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

There were no changes in our internal control over financial reporting that occurred during the first quarter of Fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.
For a description of our legal proceedings, see Note 12, Contingent Liabilities and Commitments, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended August 25, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Stock Repurchases
Purchases of our common stock during each fiscal month of the first quarter of Fiscal 2019 were:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
08/26/18 - 09/29/18	—	$—	—	$65,989,000
09/30/18 - 10/27/18	37,136	$31.11	—	$65,989,000
10/28/18 - 11/24/18	11,326	$27.81	10,900	$65,685,000
Total	48,462	$30.33	10,900	$65,685,000

(1)
Shares not purchased as part of a publicly announced program were repurchased from employees who vested in Company shares and elected to pay their payroll tax via the value of shares delivered as opposed to cash.

(2)
Pursuant to a combined $130.0 million share repurchase program authorized by our Board of Directors. On December 19, 2007, $60.0 million was approved, and on October 18, 2017, $70.0 million was approved. There is no time restriction on either authorization.

Our Credit Agreement, as defined in Note 9, Long-Term Debt, of the Notes to Condensed Consolidated Financial Statements, included in Item 1, Condensed Consolidated Financial Statements, of this Quarterly Report on Form 10-Q, contains restrictions that may limit our ability to make distributions or payments with respect to purchases of our common stock without consent of the lenders, except for limited purchases of our common stock from employees, in the event of a significant reduction in our EBITDA or in the event of a significant borrowing on our asset-based revolving credit agreement.

Item 6. Exhibits.

3a.
Articles of Incorporation of the Registrant previously filed as Exhibit 3a with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 25, 2018 (Commission File Number 001-06403) and incorporated by reference herein.

3b.
Amended By-Laws of the Registrant previously filed as Exhibit 3.1 with the Registrant's Current Report on Form 8-K dated March 16, 2016 (Commission File Number 001-06403) and incorporated by reference herein.

10a.
Amendment 4 to Credit Agreement dated as of September 21, 2018 by and among Winnebago Industries, Inc., Winnebago of Indiana, LLC, Grand Design RV, LLC, the other Loan Parties hereto, the financial institutions party hereto as Lenders, and JPMorgan Chase Bank, N.A. as Administrative Agent.

10b.	Form of Non-Qualified Stock Option Agreement under Winnebago Industries, Inc. 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan (fiscal 2019 awards)
10c.	Form of Restricted Stock Unit Award Agreement (Executives) under Winnebago Industries, Inc. 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan (fiscal 2019 awards).
10d.	Form of Performance Stock Unit Agreement under Winnebago Industries, Inc. 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan (fiscal 2019 awards).
10e.	Form of Restricted Stock Unit Award Agreement (Non-Employee Director) under Winnebago Industries, Inc. 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan (fiscal 2019 awards).
10f.	Form of Change in Control Agreement.
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*Attached as Exhibit 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended November 24, 2018 formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, (iv) the Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity, and (v) related Notes to Condensed Consolidated Financial Statements. Such exhibits are deemed furnished and not filed pursuant to Rule 406T of Regulation S-T.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.

Date:	December 20, 2018	By	/s/ Michael J. Happe
Michael J. Happe
Chief Executive Officer, President
(Principal Executive Officer)

Date:	December 20, 2018	By	/s/ Bryan L. Hughes
Bryan L. Hughes
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)