Form 10-Q
period 2019-02-23
WINNEBAGO INDUSTRIES INC
filed 2019-03-26
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 23, 2019

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, par value $0.50 per share, outstanding on March 20, 2019 was 31,873,494.

Winnebago Industries, Inc.

PART I. FINANCIAL INFORMATION.

Item 1. Condensed Consolidated Financial Statements

Winnebago Industries, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	February 23, 2019	February 24, 2018	February 23, 2019	February 24, 2018
Net revenues	$432,690	$468,359	$926,338	$918,380
Cost of goods sold	366,261	400,698	788,913	787,888
Gross profit	66,429	67,661	137,425	130,492
Selling, general, and administrative expenses	35,259	30,477	70,971	60,077
Amortization of intangible assets	2,267	1,933	4,926	3,988
Total operating expenses	37,526	32,410	75,897	64,065
Operating income	28,903	35,251	61,528	66,427
Interest expense	4,346	4,918	8,847	9,699
Non-operating (income) expense	(207)	11	(970)	(112)
Income before income taxes	24,764	30,322	53,651	56,840
Provision for income taxes	3,166	8,234	9,892	16,794
Net income	$21,598	$22,088	$43,759	$40,046

Income per common share:
Basic	$0.68	$0.70	$1.39	$1.27
Diluted	$0.68	$0.69	$1.38	$1.26

Weighted average common shares outstanding:
Basic	31,577	31,654	31,572	31,634
Diluted	31,724	31,854	31,755	31,852

Net income	$21,598	$22,088	$43,759	$40,046
Other comprehensive income (loss):
Amortization of net actuarial loss (net of tax of $2, $2, $5, and $6)	8	7	16	13
Change in fair value of interest rate swap (net of tax of $206, $448, $213, and $835)	(634)	1,283	(656)	1,917
Total other comprehensive income (loss)	(626)	1,290	(640)	1,930
Comprehensive income	$20,972	$23,378	$43,119	$41,976
See Notes to Condensed Consolidated Financial Statements.

Winnebago Industries, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	February 23, 2019	August 25, 2018
Assets
Current assets:
Cash and cash equivalents	$3,017	$2,342
Receivables, less allowance for doubtful accounts ($163 and $197, respectively)	179,940	164,585
Inventories, net	189,611	195,128
Prepaid expenses and other assets	15,217	9,883
Total current assets	387,785	371,938
Property, plant, and equipment, net	117,761	101,193
Other assets:
Goodwill	275,072	274,370
Other intangible assets, net	260,791	265,717
Investment in life insurance	26,963	28,297
Other assets	9,764	10,290
Total assets	$1,078,136	$1,051,805

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$92,592	$81,039
Income taxes payable	472	15,655
Accrued expenses:
Accrued compensation	25,112	29,350
Product warranties	40,305	40,498
Self-insurance	14,488	12,262
Promotional	21,333	11,017
Accrued interest	3,002	3,095
Other	12,463	11,269
Current maturities of long-term debt	2,750	—
Total current liabilities	212,517	204,185
Non-current liabilities:
Long-term debt, less current maturities	274,168	291,441
Deferred income taxes	4,595	4,457
Unrecognized tax benefits	1,712	1,745
Deferred compensation benefits, net of current portion	14,228	15,282
Other	250	250
Total non-current liabilities	294,953	313,175
Contingent liabilities and commitments (Note 11)
Stockholders' equity:
Preferred stock, par value $0.01: Authorized-10,000 shares; Issued-none	—	—
Common stock, par value $0.50: Authorized-60,000 shares; Issued-51,776 shares	25,888	25,888
Additional paid-in capital	89,682	86,223
Retained earnings	805,851	768,816
Accumulated other comprehensive income	252	892
Treasury stock, at cost: 20,292 and 20,243 shares, respectively	(351,007)	(347,374)
Total stockholders' equity	570,666	534,445
Total liabilities and stockholders' equity	$1,078,136	$1,051,805
See Notes to Condensed Consolidated Financial Statements.

Winnebago Industries, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(in thousands)	February 23, 2019	February 24, 2018
Operating activities:
Net income	$43,759	$40,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,268	4,328
Amortization of intangible assets	4,926	3,988
Amortization of debt issuance costs	790	826
Last in, first-out expense	1,029	598
Stock-based compensation	4,605	3,553
Deferred income taxes	346	2,080
Other, net	(170)	80
Change in assets and liabilities:
Receivables	(15,355)	(33,017)
Inventories	4,488	(36,379)
Prepaid expenses and other assets	(4,926)	1,921
Accounts payable	11,992	20,542
Income taxes and unrecognized tax benefits	(15,216)	(4,510)
Accrued expenses and other liabilities	9,402	10,989
Net cash provided by operating activities	51,938	15,045

Investing activities:
Purchases of property and equipment	(23,366)	(11,675)
Acquisition of business, net of cash acquired	(702)	—
Proceeds from the sale of property	32	299
Other, net	1,012	(18)
Net cash used in investing activities	(23,024)	(11,394)

Financing activities:
Borrowings on credit agreement	218,720	19,700
Repayments of credit agreement	(233,922)	(24,000)
Payments of cash dividends	(6,713)	(6,375)
Payments for repurchases of common stock	(6,620)	(1,478)
Other, net	296	—
Net cash used in financing activities	(28,239)	(12,153)

Net increase (decrease) in cash and cash equivalents	675	(8,502)
Cash and cash equivalents at beginning of year	2,342	35,945
Cash and cash equivalents at end of year	$3,017	$27,443

Supplement cash flow disclosure:
Income taxes paid, net	$30,262	$19,290
Interest paid	$7,469	$8,906
Non-cash transactions:
Capital expenditures in accounts payable	$259	$1,012
See Notes to Condensed Consolidated Financial Statements.

Winnebago Industries, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Three Months Ended February 23, 2019
(in thousands, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Number	Amount				Number	Amount
Balances at November 24, 2018	51,776	$25,888	$88,288	$787,794	$878	(20,178)	$(346,370)	$556,478
Stock-based compensation	—	—	2,117	—	—	1	16	2,133
Issuance of restricted stock	—	—	(769)	—	—	45	769	—
Issuance of stock under ESPP	—	—	46	—	—	15	250	296
Repurchase of common stock	—	—	—	—	—	(175)	(5,672)	(5,672)
Common stock dividends; $0.11 per share	—	—	—	(3,541)	—	—	—	(3,541)
Actuarial loss, net of tax	—	—	—	—	8	—	—	8
Change in fair value of interest rate swap, net of tax	—	—	—	—	(634)	—	—	(634)
Net income	—	—	—	21,598	—	—	—	21,598
Balances at February 23, 2019	51,776	$25,888	$89,682	$805,851	$252	(20,292)	$(351,007)	$570,666

	Six Months Ended February 23, 2019
(in thousands, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Number	Amount				Number	Amount
Balances at August 25, 2018	51,776	$25,888	$86,223	$768,816	$892	(20,243)	$(347,374)	$534,445
Stock-based compensation	—	—	4,565	—	—	3	57	4,622
Issuance of restricted stock	—	—	(1,152)	—	—	156	2,680	1,528
Issuance of stock under ESPP	—	—	46	—	—	15	250	296
Repurchase of common stock	—	—	—	—	—	(223)	(6,620)	(6,620)
Common stock dividends; $0.21 per share	—	—	—	(6,724)	—	—	—	(6,724)
Actuarial loss, net of tax	—	—	—	—	16	—	—	16
Change in fair value of interest rate swap, net of tax	—	—	—	—	(656)	—	—	(656)
Net income	—	—	—	43,759	—	—	—	43,759
Balances at February 23, 2019	51,776	$25,888	$89,682	$805,851	$252	(20,292)	$(351,007)	$570,666

	Three Months Ended February 24, 2018
(in thousands, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Number	Amount				Number	Amount
Balances at November 25, 2017	51,776	$25,888	$80,040	$693,909	$(383)	(20,140)	$(342,823)	$456,631
Stock-based compensation	—	—	1,084	—	—	1	19	1,103
Issuance of restricted stock	—	—	(403)	—	—	24	403	—
Repurchase of common stock	—	—	—	—	—	(2)	(115)	(115)
Common stock dividends; $0.10 per share	—	—	—	(3,188)	—	—	—	(3,188)
Actuarial loss, net of tax	—	—	—	—	7	—	—	7
Change in fair value of interest rate swap, net of tax	—	—	—	—	1,283	—	—	1,283
Net income	—	—	—	22,088	—	—	—	22,088
Balances at February 24, 2018	51,776	$25,888	$80,721	$712,809	$907	(20,117)	$(342,516)	$477,809

Winnebago Industries, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (continued)
(Unaudited)

	Six Months Ended February 24, 2018
(in thousands, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Number	Amount				Number	Amount
Balances at August 26, 2017	51,776	$25,888	$80,401	$679,138	$(1,023)	(20,183)	$(342,730)	$441,674
Stock-based compensation	—	—	1,888	—	—	2	38	1,926
Issuance of restricted stock	—	—	(1,568)	—	—	97	1,654	86
Repurchase of common stock	—	—	—	—	—	(33)	(1,478)	(1,478)
Common stock dividends; $0.20 per share	—	—	—	(6,375)	—	—	—	(6,375)
Actuarial loss, net of tax	—	—	—	—	13	—	—	13
Change in fair value of interest rate swap, net of tax	—	—	—	—	1,917	—	—	1,917
Net income	—	—	—	40,046	—	—	—	40,046
Balances at February 24, 2018	51,776	$25,888	$80,721	$712,809	$907	(20,117)	$(342,516)	$477,809

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

Interim results are not necessarily indicative of the results to be expected for the full year. The interim Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 25, 2018.

Fiscal Period

We follow a 52-/53-week fiscal year, ending the last Saturday in August. Fiscal 2019 is a 53-week year, while Fiscal 2018 was a 52-week year. The extra (53rd) week in Fiscal 2019 will be recognized in our fourth quarter.

Subsequent Events

In preparing the accompanying unaudited Condensed Consolidated Financial Statements, we evaluated subsequent events for potential recognition and disclosure through the date of this filing. There were no material subsequent events.

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842), which requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. This ASU and the related amendments must be adopted on a modified retrospective basis to either each prior reporting period presented or as of the beginning of the period of adoption. Based on the effective dates, we expect to adopt the new guidance in the first quarter of Fiscal 2020 using the modified retrospective basis as of the beginning of the period of adoption. We have established an implementation plan and are in the process of surveying our businesses, assessing our lease population, and compiling information on our active leases. In addition, we are determining needed changes to our policies, business processes, internal controls, and disclosures. While we continue to make progress on our implementation, we are still evaluating the impact of the adoption on our consolidated financial statements.

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

Our chief operating decision maker ("CODM") is our Chief Executive Officer. Our CODM relies on internal management reporting that analyzes consolidated results to the net earnings level and operating segment's Adjusted EBITDA. Our CODM has ultimate responsibility for enterprise decisions. Our CODM determines, in particular, resource allocation for, and monitors the performance of, the consolidated enterprise, the Motorhome segment, and the Towable segment. The operating segments' management have responsibility for operating decisions, allocating resources, and assessing performance within their respective segments. The accounting policies of both reportable segments are the same and are described in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 25, 2018.

We evaluate the performance of our reportable segments based on Adjusted EBITDA. EBITDA is defined as net income before interest expense, provision for income taxes, and depreciation and amortization expense. Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation and amortization expense, and other adjustments made in order to present comparable results from period to period. Examples of items excluded from Adjusted EBITDA include acquisition-related costs, restructuring expenses, and non-operating income.

The following table shows information by reportable segment:

	Three Months Ended		Six Months Ended
(in thousands)	February 23, 2019	February 24, 2018	February 23, 2019	February 24, 2018
Net Revenues
Motorhome	$164,662	$199,081	$345,990	$387,278
Towable	250,691	266,358	543,524	526,023
Corporate / All Other	17,337	2,920	36,824	5,079
Consolidated	$432,690	$468,359	$926,338	$918,380

Adjusted EBITDA
Motorhome	$4,359	$5,687	$16,335	$10,587
Towable	33,638	36,296	64,466	69,688
Corporate / All Other	(3,509)	(2,601)	(7,860)	(5,482)
Consolidated	$34,488	$39,382	$72,941	$74,793

Capital Expenditures
Motorhome	$2,198	$1,633	$5,390	$4,740
Towable	7,648	4,685	16,525	6,935
Corporate / All Other	749	—	1,451	—
Consolidated	$10,595	$6,318	$23,366	$11,675

(in thousands)			February 23, 2019	August 25, 2018
Total Assets
Motorhome			$324,627	$322,048
Towable			647,504	626,588
Corporate / All Other			106,005	103,169
Consolidated			$1,078,136	$1,051,805

Reconciliation of net income to consolidated Adjusted EBITDA:

	Three Months Ended		Six Months Ended
(in thousands)	February 23, 2019	February 24, 2018	February 23, 2019	February 24, 2018
Net income	$21,598	$22,088	$43,759	$40,046
Interest expense	4,346	4,918	8,847	9,699
Provision for income taxes	3,166	8,234	9,892	16,794
Depreciation	3,099	2,198	6,268	4,328
Amortization of intangible assets	2,267	1,933	4,926	3,988
EBITDA	34,476	39,371	73,692	74,855
Acquisition-related costs	—	—	—	50
Restructuring expenses	219	—	219	—
Non-operating (income) expense	(207)	11	(970)	(112)
Adjusted EBITDA	$34,488	$39,382	$72,941	$74,793

Note 3: Revenue

The following table disaggregates revenue by reportable segment and product category:

	Three Months Ended		Six Months Ended
(in thousands)	February 23, 2019	February 24, 2018	February 23, 2019	February 24, 2018
Net Revenues
Motorhome:
Class A	$55,000	$87,382	$103,678	$161,587
Class B	52,260	33,457	120,980	62,577
Class C	52,243	72,685	108,385	149,460
Other(1)	5,159	5,557	12,947	13,654
Total Motorhome	164,662	199,081	345,990	387,278
Towable:
Fifth Wheel	154,783	150,915	317,532	295,029
Travel Trailer	92,162	112,670	217,788	225,395
Other(1)	3,746	2,773	8,204	5,599
Total Towable	250,691	266,358	543,524	526,023
Corporate / All Other:
Other(2)	17,337	2,920	36,824	5,079
Total Corporate / All Other	17,337	2,920	36,824	5,079
Consolidated	$432,690	$468,359	$926,338	$918,380

(1)	Relates to parts, accessories, and services.

(2)	Relates to marine and specialty vehicle units, parts, accessories, and services.

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

Unit revenue

Unit revenue is recognized at a point-in-time when control passes, which generally occurs when the unit is shipped to or picked-up from our manufacturing facilities by the customer, which is consistent with our past practice. Our payment terms are typically before or on delivery, and do not include a significant financing component. The amount of consideration received and recorded to revenue varies with changes in marketing incentives and offers to our customers. These marketing incentives and offers to our customers are considered variable consideration. We adjust the estimate of revenue at the earlier of when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed.

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

Concentration of Risk

One of our dealer organizations accounted for more than 10% of our net revenue for the second quarter of Fiscal 2019 and for the second quarter of Fiscal 2018. However, none of our dealer organizations accounted for more than 10% of our net revenue for the first six months of Fiscal 2019 or the first six months of Fiscal 2018.

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

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at February 23, 2019 and August 25, 2018 according to the valuation techniques we used to determine their fair values:

	Fair Value at	Fair Value Hierarchy
(in thousands)	February 23, 2019	Level 1	Level 2	Level 3
Assets that fund deferred compensation:
Domestic equity funds	$830	$750	$80	$—
International equity funds	147	92	55	—
Fixed income funds	162	24	138	—
Interest rate swap contract	1,090	—	1,090	—
Total assets at fair value	$2,229	$866	$1,363	$—

	Fair Value at	Fair Value Hierarchy
(in thousands)	August 25, 2018	Level 1	Level 2	Level 3
Assets that fund deferred compensation:
Domestic equity funds	$1,143	$1,114	$29	$—
International equity funds	139	120	19	—
Fixed income funds	223	132	91	—
Interest rate swap contract	1,959	—	1,959	—
Total assets at fair value	$3,464	$1,366	$2,098	$—

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

Interest Rate Swap Contract

Under the terms of our Credit Agreement, as defined in Note 9, Long-Term Debt, we were previously required to hedge a portion of the floating interest rate exposure. In accordance with this requirement, on January 23, 2017, we entered into an interest rate swap contract, which effectively fixed our interest rate on our $300.0 million term loan agreement ("Term Loan") for a notional amount that reduces each December during the swap contract. As of February 23, 2019, we had $120.0 million of our Term Loan fixed at an interest rate of 5.32%. As of August 25, 2018, we had $170.0 million of our Term Loan fixed at an interest rate of 5.32%. The swap contract expires on December 8, 2020.

The fair value of the interest rate swap is classified as Level 2 as it is determined based on observable market data. The asset is included in Other assets on the Condensed Consolidated Balance Sheets. The change in value was predominately recorded to Accumulated other comprehensive income on the Condensed Consolidated Balance Sheets since the interest rate swap has been designated for hedge accounting.

Assets and Liabilities that are measured at Fair Value on a Nonrecurring Basis

Our non-financial assets, which include goodwill, intangible assets, and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, we must evaluate the non-financial asset for impairment. If an impairment has occurred, the asset is required to be recorded at the estimated fair value. No impairments were recorded for non-financial assets in the second quarter of Fiscal 2019 or the second quarter of Fiscal 2018.

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

Note 5: Inventories

Inventories consist of the following:

(in thousands)	February 23, 2019	August 25, 2018
Finished goods	$43,453	$26,513
Work-in-process	89,904	68,339
Raw materials	96,046	139,039
Total	229,403	233,891
Less last-in, first-out ("LIFO") reserve	39,792	38,763
Inventories, net	$189,611	$195,128

Inventory valuation methods consist of the following:

(in thousands)	February 23, 2019	August 25, 2018
LIFO basis	$174,157	$176,215
First-in, first-out basis	55,246	57,676
Total	$229,403	$233,891

The above value of inventories, before reduction for the LIFO reserve, approximates replacement cost at the respective dates.

Note 6: Property, Plant, and Equipment
Property, plant, and equipment is stated at cost, net of accumulated depreciation and consists of the following:

(in thousands)	February 23, 2019	August 25, 2018
Land	$6,747	$6,747
Buildings and building improvements	110,441	94,622
Machinery and equipment	108,529	105,663
Software	26,432	23,388
Transportation	9,102	8,837
Property, plant, and equipment, gross	261,251	239,257
Less accumulated depreciation	143,490	138,064
Property, plant, and equipment, net	$117,761	$101,193

Depreciation expense was $3.1 million and $2.2 million during the second quarters of Fiscal 2019 and 2018, respectively, and $6.3 million and $4.3 million during the first six months of Fiscal 2019 and 2018, respectively.

Note 7: Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows for the first six months of Fiscal 2019 and 2018, of which there are no accumulated impairment losses:

(in thousands)	Towable	Corporate / All Other	Total
Balances at August 26, 2017	$242,728	$—	$242,728
Grand Design purchase price adjustment(1)	1,956	—	1,956
Balances at February 24, 2018	$244,684	$—	$244,684

Balances at August 25, 2018	$244,684	$29,686	$274,370
Chris-Craft purchase price adjustment(2)	—	702	702
Balances at February 23, 2019	$244,684	$30,388	$275,072

(1)
Refer to Note 2, Business Combinations, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 25, 2018 for additional information.

(2)
Purchase price adjustments made for working capital. For additional information related to the acquisition of Chris-Craft USA, Inc., refer to Note 2, Business Combinations, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 25, 2018.

Other intangible assets, net of accumulated amortization, consist of the following:

		February 23, 2019		August 25, 2018
(in thousands)	Weighted Average Life-Years	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Trade names	Indefinite	$177,250		$177,250
Dealer networks	12.2	95,581	$16,253	95,581	$12,328
Backlog	0.5	19,527	19,527	19,527	19,135
Non-compete agreements	4.1	5,347	2,571	5,347	2,084
Leasehold interest-favorable	8.1	2,000	563	2,000	441
Other intangible assets, gross		299,705	38,914	299,705	33,988
Less accumulated amortization		38,914		33,988
Other intangible assets, net		$260,791		$265,717

The weighted average remaining amortization period for intangible assets as of February 23, 2019 was approximately 11 years.

Remaining estimated aggregate annual amortization expense by fiscal year is as follows:

(in thousands)	Amount
Fiscal 2019	$4,561
Fiscal 2020	9,032
Fiscal 2021	9,032
Fiscal 2022	8,405
Fiscal 2023	8,197
Thereafter	44,314
Total amortization expense remaining	$83,541

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

Changes in our product warranty liability are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	February 23, 2019	February 24, 2018	February 23, 2019	February 24, 2018
Balance at beginning of period	$41,303	$32,500	$40,498	$30,805
Provision	9,194	10,283	19,951	20,236
Claims paid	(10,192)	(7,795)	(20,144)	(16,053)
Balance at end of period	$40,305	$34,988	$40,305	$34,988

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

The Credit Agreement contains certain financial covenants. As of February 23, 2019, we are in compliance with all financial covenants of the Credit Agreement.

The components of long-term debt are as follows:

(in thousands)	February 23, 2019	August 25, 2018
ABL	$23,330	$38,532
Term Loan	260,000	260,000
Long-term debt, excluding debt issuance costs	283,330	298,532
Debt issuance cost, net	(6,412)	(7,091)
Long-term debt	276,918	291,441
Less current maturities	2,750	—
Long-term debt, less current maturities	$274,168	$291,441

As of February 23, 2019, the fair value of long-term debt, excluding debt issuance costs, was $278.1 million. As of August 25, 2018, the fair value of long-term debt, excluding debt issuance costs, approximated the carrying value.

Aggregate contractual maturities of debt in future fiscal years are as follows:

(in thousands)	Amount
Fiscal 2019	$—
Fiscal 2020	10,250
Fiscal 2021	15,000
Fiscal 2022	15,000
Fiscal 2023	219,750
Total Term Loan	$260,000

Note 10: Employee and Retiree Benefits

Deferred compensation liabilities are as follows:

(in thousands)	February 23, 2019	August 25, 2018
Non-qualified deferred compensation	$14,292	$14,831
Supplemental executive retirement plan	2,339	2,309
Executive share option plan	517	935
Executive deferred compensation plan	580	421
Officer stock-based compensation	—	1,528
Deferred compensation benefits	17,728	20,024
Less current portion(1)	3,500	4,742
Deferred compensation benefits, net of current portion	$14,228	$15,282
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

Our repurchase agreements generally provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 24 months, provide that our liability will be the lesser of remaining principal owed by the dealer to the lending institution, or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our liability cannot exceed 100% of the dealer invoice. In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of recreational vehicles or boats to repurchase current inventory if a dealership exits the business. Our total contingent liability on all repurchase agreements was approximately $1.0 billion and $879.0 million at February 23, 2019 and August 25, 2018, respectively.

Repurchased sales are not recorded as a revenue transaction, but the net difference between the original repurchase price and the resale price are recorded against the loss reserve, which is a deduction from gross revenue. Our loss reserve for repurchase commitments contains uncertainties because the calculation requires management to make assumptions and apply judgment regarding a number of factors. Our risk of loss related to these repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on these repurchase agreements and our historical loss experience, we establish an associated loss reserve which is included in Accrued expenses: Other on the Condensed Consolidated Balance Sheets. Our accrued losses on repurchases were $0.9 million and $0.9 million at February 23, 2019 and August 25, 2018, respectively. Repurchase risk is affected by the credit worthiness of our dealer network, and we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to establish the loss reserve for repurchase commitments.

There was no material activity related to repurchase agreements during the three and six months ended February 23, 2019 and February 24, 2018.

Litigation

We are involved in various legal proceedings which are ordinary and routine litigation incidental to our business, some of which are covered in whole or in part by insurance. While we believe the ultimate disposition of litigation will not have a material adverse effect on our financial position, results of operations or liquidity, there exists the possibility that such litigation may have an impact on our results for a particular reporting period in which litigation effects become probable and reasonably estimable. Though we do not believe there is a reasonable likelihood that there will be a material change related to these matters, litigation is subject to inherent uncertainties and management’s view of these matters may change in the future.

Note 12: Stock-Based Compensation

On December 11, 2018, our shareholders approved the Winnebago Industries, Inc. 2019 Omnibus Incentive Plan ("2019 Plan") as detailed in our Proxy Statement for the 2018 Annual Meeting of Shareholders. The 2019 Plan allows us to grant or issue non-qualified stock options, incentive stock options, share awards, and other equity compensation to key employees and to non-employee directors. The 2019 Plan replaces our 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan (as amended, the "2014 Plan").

The number of shares of our Common Stock that may be the subject of awards and issued under the 2019 Plan is 4.1 million, plus the shares subject to any awards outstanding under the 2014 Plan and our predecessor plan, the 2004 Incentive Compensation Plan (the “2004 Plan”), on December 11, 2018 that subsequently expire, are forfeited or canceled, or are settled for cash. Until such time, however, awards under the 2014 Plan and the 2004 Plan, respectively, that are outstanding on December 11, 2018 will continue to be subject to the terms of the 2014 Plan or 2004 Plan, as applicable. Shares remaining available for future awards under the 2014 Plan were not carried over into the 2019 Plan.

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

Stock-based compensation expense was $2.1 million and $2.7 million during the second quarters of Fiscal 2019 and 2018, respectively, and $4.6 million and $3.6 million during the first six months of Fiscal 2019 and 2018, respectively. Compensation expense is recognized over the requisite service period of the award.

Note 13: Restructuring

On February 4, 2019, we announced our intent to move our diesel production from Junction City, OR to Forest City, IA to enable more effective product development and improve our cost structure. These restructuring activities resulted in pretax charges included within Selling, general, and administrative expenses of $0.2 million for the three and six months ended February 23, 2019. These expenses are included in our Motorhome segment. Included in these restructuring charges are primarily employee-related costs. We expect additional expenses of approximately $2.0 million in Fiscal 2019 and $1.0 million in Fiscal 2020, primarily related to employee and asset-related charges. We expect these expenses to be partially offset by the corresponding savings generated by the project.

Note 14: Income Taxes

We account for income taxes under ASC 740, Income Taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns.

Our effective tax rate decreased to 18.4% for the six months ended February 23, 2019 from 29.5% for the six months ended February 24, 2018 due to the enactment of the 2017 Tax Cuts and Jobs Act ("Tax Act") on December 22, 2017 and certain favorable discrete items, primarily due to R&D-related tax credits, which totaled $2.5 million.

ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, provided guidance for companies that allowed for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts under ASC 740, Income Taxes. In accordance with this guidance, a company was required to reflect the income tax effect of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company's accounting for certain income tax effects of the Tax Act was incomplete, but it was able to determine a reasonable estimate, the company was required to record a provisional estimate in the financial statements.

In accordance with ASC 740, we recorded non-cash provisional estimates to income tax expense in Fiscal 2018 as a result of revaluing all deferred tax assets and liabilities at the newly enacted Federal corporate income tax rate. We have not made any measurement period adjustments related to these items during the first six months of Fiscal 2019 and are complete in analyzing and recording all aspects of the enactment of the Tax Act.

We file a U.S. Federal tax return as well as returns in various international and state jurisdictions. Although certain years are no longer subject to examination by the Internal Revenue Service ("IRS") and various state taxing authorities, net operating loss carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities. As of February 23, 2019, our Federal returns from Fiscal 2015 to present continue to be subject to review by the IRS. With limited exception, our state returns from Fiscal 2014 to present continue to be subject to review by the state taxing jurisdictions. Several years may lapse before an uncertain tax position is audited and finally resolved, and it is difficult to predict the outcome of such audits.

It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. Total reserves for uncertain tax positions were not material.

Note 15: Income Per Share
The following table reflects the calculation of basic and diluted income per share:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	February 23, 2019	February 24, 2018	February 23, 2019	February 24, 2018
Numerator
Net income	$21,598	$22,088	$43,759	$40,046

Denominator
Weighted average common shares outstanding	31,577	31,654	31,572	31,634
Dilutive impact of stock compensation awards	147	200	183	218
Weighted average common shares outstanding, assuming dilution	31,724	31,854	31,755	31,852

Anti-dilutive securities excluded from Weighted average common shares outstanding, assuming dilution	243	73	212	73

Basic income per common share	$0.68	$0.70	$1.39	$1.27
Diluted income per common share	$0.68	$0.69	$1.38	$1.26

Anti-dilutive securities were not included in the computation of diluted income per common share because they are considered anti-dilutive under the treasury stock method.

Note 16: Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income ("AOCI") by component, net of tax, were:

	Three Months Ended
	February 23, 2019			February 24, 2018
(in thousands)	Defined Benefit Pension Items	Interest Rate Swap	Total	Defined Benefit Pension Items	Interest Rate Swap	Total
Balance at beginning of period	$(583)	$1,461	$878	$(503)	$120	$(383)
Other comprehensive income ("OCI") before reclassifications	—	(634)	(634)	—	1,283	1,283
Amounts reclassified from AOCI	8	—	8	7	—	7
Net current-period OCI	8	(634)	(626)	7	1,283	1,290
Balance at end of period	$(575)	$827	$252	$(496)	$1,403	$907

	Six Months Ended
	February 23, 2019			February 24, 2018
(in thousands)	Defined Benefit Pension Items	Interest Rate Swap	Total	Defined Benefit Pension Items	Interest Rate Swap	Total
Balance at beginning of period	$(591)	$1,483	$892	$(509)	$(514)	$(1,023)
Other comprehensive income before reclassifications	—	(656)	(656)	—	1,917	1,917
Amounts reclassified from AOCI	16	—	16	13	—	13
Net current-period OCI	16	(656)	(640)	13	1,917	1,930
Balance at end of period	$(575)	$827	$252	$(496)	$1,403	$907

Reclassifications out of AOCI in net periodic benefit costs, net of tax, were:

		Three Months Ended		Six Months Ended
(in thousands)	Location on Consolidated Statements of Income and Comprehensive Income	February 23, 2019	February 24, 2018	February 23, 2019	February 24, 2018
Amortization of net actuarial loss	SG&A	$8	$7	$16	$13

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

Refer to the Results of Operations - Current Quarter Compared to the Comparable Prior Year Quarter and the Results of Operations - First Six Months of Fiscal 2019 Compared to the First Six Months of Fiscal 2018 for a detailed reconciliation of items that impacted EBITDA and Adjusted EBITDA. We have included this non-GAAP performance measure as a comparable measure to illustrate the effect of non-recurring transactions occurring during the reported periods and improve comparability of our results from period to period. We believe Adjusted EBITDA provides meaningful supplemental information about our operating performance because this measure excludes amounts that we do not consider part of our core operating results when assessing our performance. Examples of items excluded from Adjusted EBITDA include acquisition-related costs, restructuring expenses, and non-operating income.

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

We track RV Industry conditions using these key statistics to monitor trends and evaluate and understand our performance relative to the overall industry. The following is an analysis of changes in these key statistics for the rolling 12 months through January as of 2019 and 2018:

	US and Canada Industry
	Wholesale Unit Shipments per RVIA				Retail Unit Registrations per Stat Surveys
	Rolling 12 Months through January				Rolling 12 Months through January
	2019	2018	Unit Change	% Change	2019	2018	Unit Change	% Change
Motorhome(1)	55,683	63,529	(7,846)	(12.4)%	56,868	57,901	(1,033)	(1.8)%
Towable(2)	399,768	437,229	(37,461)	(8.6)%	414,207	398,869	15,338	3.8%
Combined	455,451	500,758	(45,307)	(9.0)%	471,075	456,770	14,305	3.1%

(1)	Motorhome: Class A, B and C products.

(2)	Towable: Fifth wheel and travel trailer products.

The rolling twelve months shipments for 2019 and 2018 reflects a recent contraction in shipments as dealers rationalize inventory. The rolling twelve months retail information for 2019 and 2018 illustrates that the RV industry continues to grow at the retail level. We believe retail demand is the key driver to continued growth in the industry.

The most recent RVIA wholesale shipment forecasts for calendar year 2019, as noted in the table below, indicate that industry shipments are most likely expected to decline in 2019. The RV sales outlook is based on anticipated increases in inflation and interest rates and rising costs of production, partially offset by strong job and wage growth.

	Calendar Year
Wholesale Unit Shipment Forecast per RVIA(1)	2019 Forecast	2018 Actual	Unit Change	% Change
Aggressive	475,500	483,700	(8,200)	(1.7)%
Most likely	460,100	483,700	(23,600)	(4.9)%
Conservative	444,500	483,700	(39,200)	(8.1)%

(1)	Prepared by Dr. Richard Curtin of the University of Michigan Consumer Survey Research Center for RVIA and reported in the Roadsigns RV Spring 2019 Industry Forecast Issue.

Market Share

Our retail unit market share, as reported by Stat Surveys based on state records, is illustrated below. Note that this data is subject to adjustment and is continuously updated.

	Rolling 12 Months through January		Calendar Year
US and Canada	2019	2018	2018	2017	2016(1)
Motorhome A, B, C	15.7%	16.2%	15.6%	16.2%	18.0%
Travel trailer and fifth wheels	7.8%	6.2%	7.8%	6.1%	1.7%
Total market share	8.8%	7.5%	8.7%	7.4%	3.7%

(1)	Includes retail unit market share for Grand Design since its acquisition on November 8, 2016.

Facility Expansion

During Fiscal 2017, our Board of Directors approved two large facility expansion projects to increase production capacity in the fast growing Towable segment. The Grand Design expansion project consisted of two new production facilities, which were completed in Fiscal 2018. The facility expansion in the Winnebago towables division is expected to be completed in the third quarter of Fiscal 2019.

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

The following table illustrates the cumulative project costs:

	Six Months Ended	Fiscal Year
(in thousands)	February 23, 2019	2018	2017	2016	2015	Cumulative Investment
Capitalized	$2,563	$5,941	$1,881	$7,798	$3,291	$21,474	58.6%
Expensed	2,026	2,107	2,601	5,930	2,528	15,192	41.4%
Total	$4,589	$8,048	$4,482	$13,728	$5,819	$36,666	100.0%

Restructuring

On February 4, 2019, we announced our intent to move our diesel production from Junction City, OR to Forest City, IA to enable more effective product development and improve our cost structure. These restructuring activities resulted in pretax charges included within Selling, general, and administrative expenses of $0.2 million in the three and six months ended February 23, 2019. These expenses are included in our Motorhome segment. Included in these restructuring charges are primarily employee-related costs. We expect additional expenses of approximately $2.0 million in Fiscal 2019 and $1.0 million in Fiscal 2020, primarily related to employee and asset-related charges, and we expect these expenses to be partially offset by the corresponding savings generated by the project.

We currently estimate that upon completion of this restructuring plan in Fiscal 2020, these actions will reduce annual costs by approximately $4.0 million, which is primarily due to lower employee-related costs, lower depreciation expense, and other manufacturing efficiencies. We expect a portion of these savings will be achieved in Fiscal 2019 and 2020, and the full annual benefit of these actions is expected in Fiscal 2021.

Results of Operations - Current Quarter Compared to the Comparable Prior Year Quarter

Consolidated Performance Summary

The following is an analysis of changes in key items included in the consolidated statements of income and comprehensive income for the three months ended February 23, 2019 compared to the three months ended February 24, 2018:

	Three Months Ended
(in thousands, except percent and per share data)	February 23, 2019	% of Revenues(1)	February 24, 2018	% of Revenues(1)	$ Change	% Change
Net revenues	$432,690	100.0%	$468,359	100.0%	$(35,669)	(7.6)%
Cost of goods sold	366,261	84.6%	400,698	85.6%	(34,437)	(8.6)%
Gross profit	66,429	15.4%	67,661	14.4%	(1,232)	(1.8)%
Selling, general, and administrative expenses	35,259	8.1%	30,477	6.5%	4,782	15.7%
Amortization of intangible assets	2,267	0.5%	1,933	0.4%	334	17.3%
Total operating expenses	37,526	8.7%	32,410	6.9%	5,116	15.8%
Operating income	28,903	6.7%	35,251	7.5%	(6,348)	(18.0)%
Interest expense	4,346	1.0%	4,918	1.1%	(572)	(11.6)%
Non-operating (income) expense	(207)	—%	11	—%	218	1,981.8%
Income before income taxes	24,764	5.7%	30,322	6.5%	(5,558)	(18.3)%
Provision for income taxes	3,166	0.7%	8,234	1.8%	(5,068)	(61.5)%
Net income	$21,598	5.0%	$22,088	4.7%	$(490)	(2.2)%

Diluted income per share	$0.68		$0.69		$(0.01)	(1.4)%
Diluted average shares outstanding	31,724		31,854		(130)	(0.4)%

(1)	Percentages may not add due to rounding differences.

Net revenues decreased in the second quarter of Fiscal 2019 compared to the second quarter of Fiscal 2018 primarily due to declines in volume, partially offset by the acquisition of Chris-Craft in the fourth quarter of Fiscal 2018.

Gross profit as a percentage of revenue increased in the second quarter of Fiscal 2019 compared to the second quarter of Fiscal 2018 driven by revenue mix, pricing, and Motorhome segment operational improvements. This was partially offset by margin pressure from inflationary cost increases and heightened dealer incentives across all segments.

Operating expenses increased in the second quarter of Fiscal 2019 compared to the second quarter of Fiscal 2018 due to increased investments in our business as well as an increase in professional fees.

The effective tax rate decreased to 12.8% for the second quarter of Fiscal 2019 compared to 27.2% for the second quarter of Fiscal 2018 due primarily to $2.5 million in certain favorable discrete items, primarily due to R&D-related tax credits, realized in the current period and the enactment of the 2017 Tax Cuts and Jobs Act ("Tax Act") on December 22, 2017. The reduction related to the enactment of the Tax Act is primarily attributable to the reduction in the Federal tax rate to 21%.

Net income and diluted income per share decreased in the second quarter of Fiscal 2019 compared to the second quarter of Fiscal 2018 primarily due to decreased sales and increased operating expenses, partially offset by a lower effective tax rate.

Non-GAAP Reconciliation

The following table reconciles net income to consolidated EBITDA and Adjusted EBITDA for the three months ended February 23, 2019 and February 24, 2018:

	Three Months Ended
(in thousands)	February 23, 2019	February 24, 2018
Net income	$21,598	$22,088
Interest expense	4,346	4,918
Provision for income taxes	3,166	8,234
Depreciation	3,099	2,198
Amortization of intangible assets	2,267	1,933
EBITDA	34,476	39,371
Restructuring expenses	219	—
Non-operating (income) expense	(207)	11
Adjusted EBITDA	$34,488	$39,382

Reportable Segment Performance Summary

Motorhome

The following is an analysis of key changes in our Motorhome segment for the three months ended February 23, 2019 compared to the three months ended February 24, 2018:

	Three Months Ended
(in thousands, except ASP)	February 23, 2019	% of Revenues	February 24, 2018	% of Revenues	$ Change	% Change
Net revenues	$164,662		$199,081		$(34,419)	(17.3)%
Adjusted EBITDA	4,359	2.6%	5,687	2.9%	(1,328)	(23.4)%

Average Selling Price ("ASP")(1)	92,560		90,018		2,542	2.8%

	Three Months Ended
Unit deliveries	February 23, 2019	Product Mix(2)	February 24, 2018	Product Mix(2)	Unit Change	% Change
Class A	529	29.0%	881	39.9%	(352)	(40.0)%
Class B	613	33.6%	411	18.6%	202	49.1%
Class C	683	37.4%	918	41.5%	(235)	(25.6)%
Total motorhomes	1,825	100.0%	2,210	100.0%	(385)	(17.4)%

(1)	Average selling price excludes off-invoice dealer incentives.

(2)	Percentages may not add due to rounding differences.

Net revenues decreased in the second quarter of Fiscal 2019 compared to the second quarter of Fiscal 2018 due to a decrease in the number of units sold.

Adjusted EBITDA decreased in the second quarter of Fiscal 2019 compared to the second quarter of Fiscal 2018 due to reduced sales volume and investments in resources, partially offset by favorable product mix.

Unit deliveries decreased in the second quarter of Fiscal 2019 compared to the second quarter of Fiscal 2018 driven by declines in our Class A gas and Class C products, partially offset by the unit growth we have generated in our Class B products.

Towable

The following is an analysis of key changes in our Towable segment for the three months ended February 23, 2019 compared to the three months ended February 24, 2018:

	Three Months Ended
(in thousands, except ASP)	February 23, 2019	% of Revenues	February 24, 2018	% of Revenues	$ Change	% Change
Net revenues	$250,691		$266,358		$(15,667)	(5.9)%
Adjusted EBITDA	33,638	13.4%	36,296	13.6%	(2,658)	(7.3)%

ASP(1)	33,003		31,648		1,355	4.3%

	Three Months Ended
Unit deliveries	February 23, 2019	Product Mix(2)	February 24, 2018	Product Mix(2)	Unit Change	% Change
Travel trailer	4,543	59.8%	5,083	59.9%	(540)	(10.6)%
Fifth wheel	3,053	40.2%	3,398	40.1%	(345)	(10.2)%
Total towables	7,596	100.0%	8,481	100.0%	(885)	(10.4)%

(1)	Average selling price excludes off-invoice dealer incentives.

(2)	Percentages may not add due to rounding differences.

Net revenues decreased in the second quarter of Fiscal 2019 compared to the second quarter of Fiscal 2018 due to reduced volume and mix, partially offset by pricing.

Adjusted EBITDA decreased in the second quarter of Fiscal 2019 compared to the second quarter of Fiscal 2018 due to reduced sales volume and pricing actions taken during the last 12 months, which did not fully recover increases to cost inputs.

Unit deliveries decreased in the second quarter of Fiscal 2019 compared to the second quarter of Fiscal 2018 primarily due to dealer network efforts to reduce inventory levels and comparing against strong performance in the prior year.

Results of Operations - First Six Months of Fiscal 2019 Compared to the First Six Months of Fiscal 2018

Consolidated Performance Summary

The following is an analysis of changes in key items included in the consolidated statements of income and comprehensive income for the six months ended February 23, 2019 compared to the six months ended February 24, 2018:

	Six Months Ended
(in thousands, except percent and per share data)	February 23, 2019	% of Revenues(1)	February 24, 2018	% of Revenues(1)	$ Change	% Change
Net revenues	$926,338	100.0%	$918,380	100.0%	$7,958	0.9%
Cost of goods sold	788,913	85.2%	787,888	85.8%	1,025	0.1%
Gross profit	137,425	14.8%	130,492	14.2%	6,933	5.3%
Selling, general, and administrative expenses	70,971	7.7%	60,077	6.5%	10,894	18.1%
Amortization of intangible assets	4,926	0.5%	3,988	0.4%	938	23.5%
Total operating expenses	75,897	8.2%	64,065	7.0%	11,832	18.5%
Operating income	61,528	6.6%	66,427	7.2%	(4,899)	(7.4)%
Interest expense	8,847	1.0%	9,699	1.1%	(852)	(8.8)%
Non-operating income	(970)	(0.1)%	(112)	—%	858	(766.1)%
Income before income taxes	53,651	5.8%	56,840	6.2%	(3,189)	(5.6)%
Provision for income taxes	9,892	1.1%	16,794	1.8%	(6,902)	(41.1)%
Net income	$43,759	4.7%	$40,046	4.4%	$3,713	9.3%

Diluted income per share	$1.38		$1.26		$0.12	9.5%
Diluted average shares outstanding	31,755		31,852		(97)	(0.3)%

(1)	Percentages may not add due to rounding differences.

Net revenues increased in the first six months of Fiscal 2019 compared to the first six months of Fiscal 2018 primarily due to an increase in our Towable segment sales and the acquisition of Chris-Craft in the fourth quarter of Fiscal 2018. This was partially offset by a decrease in our Motorhome segment sales.

Gross profit as a percentage of revenue increased in the first six months of Fiscal 2019 compared to the first six months of Fiscal 2018 due to a decrease in our Motorhome manufacturing costs as a percentage of revenue due to higher costs in the prior year related to the ramp-up of our West Coast production facility and new product start-up. This was partially offset by margin pressure from inflationary cost increases and heightened dealer incentives across all segments.

Operating expenses increased in the first six months of Fiscal 2019 compared to the first six months of Fiscal 2018 due to increased investments in our business as well as an increase in professional fees.

Interest expense decreased in the first six months of Fiscal 2019 compared to the first six months of Fiscal 2018 due to the unamortized debt issuance costs expensed in Fiscal 2018 related to our voluntary prepayment on our Credit Agreement and our Credit Agreement amendment during the second quarter of Fiscal 2018, which resulted in a decrease to the interest rate spread by 1.0% on the Term Loan and 0.25% on the ABL.

Non-operating income increased in the first six months of Fiscal 2019 compared to the first six months of Fiscal 2018 due to net proceeds received from company-owned life insurance policies.

The effective tax rate decreased to 18.4% for the first six months of Fiscal 2019 compared to 29.5% for the first six months of Fiscal 2018 due primarily to the enactment of the Tax Act on December 22, 2017 and to $2.5 million in certain favorable discrete items, primarily due to R&D-related tax credits, realized in the current period. The reduction related to the enactment of the Tax Act is primarily attributable to the reduction in the Federal statutory tax rate to 21%.

Net income and diluted income per share increased in the first six months of Fiscal 2019 compared to the first six months of Fiscal 2018 primarily due to improved profitability in our Motorhome segment and the lower effective income tax rate, offset slightly by a decrease in our Towable segment profitability and an increase in operating expenses.

Non-GAAP Reconciliation

The following table reconciles net income to consolidated EBITDA and Adjusted EBITDA for the first six months ended February 23, 2019 and February 24, 2018:

	Six Months Ended
(in thousands)	February 23, 2019	February 24, 2018
Net income	$43,759	$40,046
Interest expense	8,847	9,699
Provision for income taxes	9,892	16,794
Depreciation	6,268	4,328
Amortization of intangible assets	4,926	3,988
EBITDA	73,692	74,855
Acquisition-related costs	—	50
Restructuring expenses	219	—
Non-operating income	(970)	(112)
Adjusted EBITDA	$72,941	$74,793

Reportable Segment Performance Summary

Motorhome

The following is an analysis of key changes in our Motorhome segment for the first six months ended February 23, 2019 compared to the first six months ended February 24, 2018 and as of February 23, 2019 compared to February 24, 2018:

	Six Months Ended
(in thousands, except ASP)	February 23, 2019	% of Revenues	February 24, 2018	% of Revenues	$ Change	% Change
Net revenues	$345,990		$387,278		$(41,288)	(10.7)%
Adjusted EBITDA	16,335	4.7%	10,587	2.7%	5,748	54.3%

ASP(1)	95,620		90,604		5,016	5.5%

	Six Months Ended
Unit deliveries	February 23, 2019	Product Mix(2)	February 24, 2018	Product Mix(2)	Unit Change	% Change
Class A	951	26.1%	1,604	37.9%	(653)	(40.7)%
Class B	1,332	36.6%	781	18.5%	551	70.6%
Class C	1,361	37.3%	1,844	43.6%	(483)	(26.2)%
Total motorhomes	3,644	100.0%	4,229	100.0%	(585)	(13.8)%

($ in thousands)	February 23, 2019		February 24, 2018		Change	% Change
Backlog(3)
Units	1,882		3,053		(1,171)	(38.4)%
Dollars	$169,581		$276,231		$(106,650)	(38.6)%
Dealer Inventory
Units	4,812		4,827		(15)	(0.3)%

(1)	Average selling price excludes off-invoice dealer incentives.

(2)	Percentages may not add due to rounding differences.

(3)
We include in our backlog all accepted orders from dealers to generally be shipped within the next six months. Orders in backlog can be cancelled or postponed at the option of the dealer at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Net revenues decreased in the first six months of Fiscal 2019 compared to the first six months of Fiscal 2018 due to a decrease in the number of units sold, partially offset by increased pricing.

ASP increased due to price increases during the second half of Fiscal 2018.

Adjusted EBITDA increased in the first six months of Fiscal 2019 compared to the first six months of Fiscal 2018 due to revenue mix, pricing, and operational improvements, partially offset by margin pressure from inflationary cost increases and heightened dealer incentives.

Unit deliveries decreased in the first six months of Fiscal 2019 compared to the first six months of Fiscal 2018 driven by decreases in our Class A gas and Class C products, partially offset by an increase in our Class B products.

Additionally, we have seen a decrease in the backlog volumes as of February 23, 2019 compared to February 24, 2018 due to the continuation of dealers right-sizing inventory levels and prior year Class B new product order timing.

Towable

The following is an analysis of key changes in our Towable segment for the first six months ended February 23, 2019 compared to the first six months ended February 24, 2018 and as of February 23, 2019 compared to February 24, 2018:

	Six Months Ended
(in thousands, except ASP)	February 23, 2019	% of Revenues	February 24, 2018	% of Revenues	$ Change	% Change
Net revenues	$543,524		$526,023		$17,501	3.3%
Adjusted EBITDA	64,466	11.9%	69,688	13.2%	(5,222)	(7.5)%

ASP(1)	32,008		31,096		912	2.9%

	Six Months Ended
Unit deliveries	February 23, 2019	Product Mix(2)	February 24, 2018	Product Mix(2)	Unit Change	% Change
Travel trailer	10,379	61.1%	10,432	60.8%	(53)	(0.5)%
Fifth wheel	6,602	38.9%	6,725	39.2%	(123)	(1.8)%
Total towables	16,981	100.0%	17,157	100.0%	(176)	(1.0)%

($ in thousands)	February 23, 2019		February 24, 2018		Change	% Change
Backlog(3)
Units	8,002		9,342		(1,340)	(14.3)%
Dollars	$285,391		$302,630		$(17,239)	(5.7)%
Dealer Inventory
Units	19,141		15,728		3,413	21.7%

(1)	Average selling price excludes off-invoice dealer incentives.

(2)	Percentages may not add due to rounding differences.

(3)
We include in our backlog all accepted orders from dealers to generally be shipped within the next six months. Orders in backlog can be cancelled or postponed at the option of the dealer at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Net revenues increased in the first six months of Fiscal 2019 compared to the first six months of Fiscal 2018 due to increased pricing, partially offset by a decline in units sold.

ASP increased slightly due to price increases during the second half of Fiscal 2018.

Adjusted EBITDA decreased in the first six months of Fiscal 2019 compared to the first six months of Fiscal 2018 primarily due to increased material costs and higher dealer program costs, partially offset by sales growth.

Unit deliveries decreased in the first six months of Fiscal 2019 compared to the first six months of Fiscal 2018 primarily due to a slowing of retail demand and dealer inventory reductions. Our Towable segment market share increased from 6.2% to 7.8% when comparing retail registrations during the twelve-month trailing periods ended January 2018 and January 2019. Shipments grew faster than the industry as a result of greater penetration of our new products and further expansion of our products on dealer lots.

We have seen a decrease in the backlog volumes as of February 23, 2019 compared to February 24, 2018 due to our utilization of additional capacity added during 2018 and re-balancing from high backlog levels in the prior year, in addition to a more challenging shipping environment in the current year. We believe dealer inventory increased due to our increased market share in the Towable segment.

Analysis of Financial Condition, Liquidity, and Resources
Cash Flows
The following table summarizes our cash flows from total operations for the first six months ended February 23, 2019 and February 24, 2018:

	Six Months Ended
(in thousands)	February 23, 2019	February 24, 2018
Total cash provided by (used in):
Operating activities	$51,938	$15,045
Investing activities	(23,024)	(11,394)
Financing activities	(28,239)	(12,153)
Net increase (decrease) in cash and cash equivalents	$675	$(8,502)
Operating Activities
Cash provided by operating activities increased for the first six months ended February 23, 2019 compared to the first six months ended February 24, 2018 primarily due to an increase in net income and improvements in net working capital. This was partially offset by the timing of our estimated tax payments.
Investing Activities
Cash used in investing activities increased for the first six months ended February 23, 2019 compared to the first six months ended February 24, 2018 primarily due to increased capital expenditures related to the capacity expansions within our Towable segment.
Financing Activities
Cash used in financing activities increased for the first six months ended February 23, 2019 compared to the first six months ended February 24, 2018 primarily due to increased net payments on our Credit Agreement and increased share repurchases.

Debt and Capital

As of September 21, 2018, we have a debt agreement that consists of a $300.0 million term loan agreement ("Term Loan") and a $165.0 million asset-based revolving credit facility ("ABL") (collectively, the "Credit Agreement") with JPMorgan Chase Bank, N.A. Refer to Note 9, Long-Term Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended August 25, 2018 for additional details. As of February 23, 2019, we had $23.3 million in borrowings against the ABL.

We filed a Registration Statement on Form S-3, which was declared effective by the Securities and Exchange Commission on April 25, 2016. Subject to market conditions, this registration provides for the ability to offer and sell up to $35.0 million of our common stock in one or more offerings pursuant to the Registration Statement. The Registration Statement will be available for use for three years from its effective date. We currently have no plans to offer and sell the common stock registered under this Registration Statement.

Other Financial Measures

Working capital at February 23, 2019 and August 25, 2018 was $175.3 million and $167.8 million, respectively. We currently expect cash on hand, funds generated from operations, and the borrowing available under our Credit Agreement to be sufficient to cover both short-term and long-term operating requirements.

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

On December 19, 2007, our Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $60.0 million. On October 18, 2017, our Board of Directors authorized a share repurchase program in the amount of $70.0 million. There is no time restriction on either authorization. In the first six months ended February 23, 2019, we repurchased 0.2 million shares for $5.3 million under this authorization. We continually evaluate if share repurchases reflect a prudent use of our capital and, subject to compliance with our Credit Agreement, we may purchase shares in the future. At February 23, 2019, we have $60.7 million remaining on our board repurchase authorization.

On March 8, 2019, our Board of Directors approved a quarterly cash dividend of $0.11 per share payable on April 17, 2019, to common stockholders of record at the close of business on April 3, 2019.

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

There were no changes in our internal control over financial reporting that occurred during the second quarter of Fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.
For a description of our legal proceedings, see Note 11, Contingent Liabilities and Commitments, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended August 25, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Stock Repurchases
Purchases of our common stock during each fiscal month of the second quarter of Fiscal 2019 were:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
11/25/18 - 12/29/18	636	$20.63	—	$65,685,000
12/30/18 - 01/26/19	102,924	$29.55	101,637	$62,683,000
01/27/19 - 02/23/19	70,759	$29.62	67,445	$60,682,000
Total	174,319	$29.55	169,082	$60,682,000

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

10a.
Winnebago Industries, Inc. 2019 Omnibus Incentive Plan, previously filed as Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A filed on October 31, 2018 (Commission File Number 001-06403) and incorporated by reference herein.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*Attached as Exhibit 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended February 23, 2019 formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, (iv) the Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity, and (v) related Notes to Condensed Consolidated Financial Statements. Such exhibits are deemed furnished and not filed pursuant to Rule 406T of Regulation S-T.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.

Date:	March 26, 2019	By	/s/ Michael J. Happe
Michael J. Happe
Chief Executive Officer, President
(Principal Executive Officer)

Date:	March 26, 2019	By	/s/ Bryan L. Hughes
Bryan L. Hughes
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)