Form 10-Q
period 2019-05-25
WINNEBAGO INDUSTRIES INC
filed 2019-06-20
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 25, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 001-06403

WINNEBAGO INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Iowa	42-0802678
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P. O. Box 152, Forest City, Iowa	50436
(Address of principal executive offices)	(Zip Code)

(641) 585-3535
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.50 par value per share	WGO	New York Stock Exchange

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

The number of shares of common stock, par value $0.50 per share, outstanding on June 14, 2019 was 31,618,011.

Winnebago Industries, Inc.

PART I. FINANCIAL INFORMATION.

Item 1. Condensed Consolidated Financial Statements.

Winnebago Industries, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	May 25, 2019	May 26, 2018	May 25, 2019	May 26, 2018
Net revenues	$528,940	$562,261	$1,455,278	$1,480,641
Cost of goods sold	442,356	476,747	1,231,269	1,264,635
Gross profit	86,584	85,514	224,009	216,006
Selling, general, and administrative expenses	35,332	35,304	106,303	95,381
Amortization of intangible assets	2,278	1,933	7,204	5,921
Total operating expenses	37,610	37,237	113,507	101,302
Operating income	48,974	48,277	110,502	114,704
Interest expense	4,446	4,172	13,293	13,871
Non-operating income	(360)	(100)	(1,330)	(212)
Income before income taxes	44,888	44,205	98,539	101,045
Provision for income taxes	8,717	11,684	18,609	28,478
Net income	$36,171	$32,521	$79,930	$72,567

Income per common share:
Basic	$1.15	$1.03	$2.53	$2.30
Diluted	$1.14	$1.02	$2.52	$2.28

Weighted average common shares outstanding:
Basic	31,493	31,582	31,546	31,617
Diluted	31,644	31,753	31,722	31,825

Net income	$36,171	$32,521	$79,930	$72,567
Other comprehensive income (loss):
Amortization of net actuarial loss (net of tax of $3, $3, $8, and $9)	8	7	24	20
Change in fair value of interest rate swap (net of tax of $114, $42, $327, and $877)	(362)	129	(1,018)	2,046
Total other comprehensive income (loss)	(354)	136	(994)	2,066
Comprehensive income	$35,817	$32,657	$78,936	$74,633
See Notes to Condensed Consolidated Financial Statements.

Winnebago Industries, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	May 25, 2019	August 25, 2018
Assets
Current assets:
Cash and cash equivalents	$4,176	$2,342
Receivables, less allowance for doubtful accounts ($163 and $197, respectively)	185,546	164,585
Inventories, net	190,883	195,128
Prepaid expenses and other assets	10,480	9,883
Total current assets	391,085	371,938
Property, plant, and equipment, net	121,977	101,193
Other assets:
Goodwill	275,657	274,370
Other intangible assets, net	258,513	265,717
Investment in life insurance	27,111	28,297
Other assets	8,860	10,290
Total assets	$1,083,203	$1,051,805

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$84,304	$81,039
Income taxes payable	—	15,655
Accrued expenses:
Accrued compensation	27,288	29,350
Product warranties	43,624	40,498
Self-insurance	13,316	12,262
Promotional	15,046	11,017
Accrued interest	3,963	3,095
Other	10,810	11,269
Current maturities of long-term debt	6,500	—
Total current liabilities	204,851	204,185
Non-current liabilities:
Long-term debt, less current maturities	253,071	291,441
Deferred income taxes	5,255	4,457
Unrecognized tax benefits	3,501	1,745
Deferred compensation benefits, net of current portion	13,161	15,282
Other	371	250
Total non-current liabilities	275,359	313,175
Contingent liabilities and commitments (Note 11)
Stockholders' equity:
Preferred stock, par value $0.01: Authorized-10,000 shares; Issued-none	—	—
Common stock, par value $0.50: Authorized-60,000 shares; Issued-51,776 shares	25,888	25,888
Additional paid-in capital	89,896	86,223
Retained earnings	838,506	768,816
Accumulated other comprehensive (loss) income	(102)	892
Treasury stock, at cost: 20,271 and 20,243 shares, respectively	(351,195)	(347,374)
Total stockholders' equity	602,993	534,445
Total liabilities and stockholders' equity	$1,083,203	$1,051,805
See Notes to Condensed Consolidated Financial Statements.

Winnebago Industries, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(in thousands)	May 25, 2019	May 26, 2018
Operating activities:
Net income	$79,930	$72,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,788	6,679
Amortization of intangible assets	7,204	5,921
Amortization of debt issuance costs	1,186	1,222
Last in, first-out expense	1,544	1,238
Stock-based compensation	5,735	4,983
Deferred income taxes	362	4,807
Other, net	1,265	194
Change in assets and liabilities:
Receivables	(20,961)	(24,595)
Inventories	2,701	(36,351)
Prepaid expenses and other assets	(653)	3,320
Accounts payable	3,954	9,617
Income taxes and unrecognized tax benefits	(13,898)	(1,081)
Accrued expenses and other liabilities	4,692	12,491
Net cash provided by operating activities	82,849	61,012

Investing activities:
Purchases of property and equipment	(31,681)	(18,123)
Acquisition of business, net of cash acquired	(702)	—
Proceeds from the sale of property	134	316
Other, net	1,752	(83)
Net cash used in investing activities	(30,497)	(17,890)

Financing activities:
Borrowings on credit agreement	342,549	19,700
Repayments of credit agreement	(375,438)	(43,700)
Payments of cash dividends	(10,201)	(9,557)
Payments for repurchases of common stock	(7,724)	(6,481)
Other, net	296	—
Net cash used in financing activities	(50,518)	(40,038)

Net increase in cash and cash equivalents	1,834	3,084
Cash and cash equivalents at beginning of period	2,342	35,945
Cash and cash equivalents at end of period	$4,176	$39,029

Supplement cash flow disclosure:
Income taxes paid, net	$33,852	$24,833
Interest paid	$10,335	$11,935
Non-cash transactions:
Capital expenditures in accounts payable	$9	$607
See Notes to Condensed Consolidated Financial Statements.

Winnebago Industries, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Three Months Ended May 25, 2019
(in thousands, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Number	Amount				Number	Amount
Balances at February 23, 2019	51,776	$25,888	$89,682	$805,851	$252	(20,292)	$(351,007)	$570,666
Stock-based compensation	—	—	1,118	—	—	1	12	1,130
Issuance of restricted stock	—	—	(904)	—	—	52	904	—
Repurchase of common stock	—	—	—	—	—	(32)	(1,104)	(1,104)
Common stock dividends; $0.11 per share	—	—	—	(3,516)	—	—	—	(3,516)
Actuarial loss, net of tax	—	—	—	—	8	—	—	8
Change in fair value of interest rate swap, net of tax	—	—	—	—	(362)	—	—	(362)
Net income	—	—	—	36,171	—	—	—	36,171
Balances at May 25, 2019	51,776	$25,888	$89,896	$838,506	$(102)	(20,271)	$(351,195)	$602,993

	Nine Months Ended May 25, 2019
(in thousands, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Number	Amount				Number	Amount
Balances at August 25, 2018	51,776	$25,888	$86,223	$768,816	$892	(20,243)	$(347,374)	$534,445
Stock-based compensation	—	—	5,683	—	—	4	69	5,752
Issuance of restricted stock	—	—	(2,056)	—	—	208	3,584	1,528
Issuance of stock under ESPP	—	—	46	—	—	15	250	296
Repurchase of common stock	—	—	—	—	—	(255)	(7,724)	(7,724)
Common stock dividends; $0.32 per share	—	—	—	(10,240)	—	—	—	(10,240)
Actuarial loss, net of tax	—	—	—	—	24	—	—	24
Change in fair value of interest rate swap, net of tax	—	—	—	—	(1,018)	—	—	(1,018)
Net income	—	—	—	79,930	—	—	—	79,930
Balances at May 25, 2019	51,776	$25,888	$89,896	$838,506	$(102)	(20,271)	$(351,195)	$602,993

	Three Months Ended May 26, 2018
(in thousands, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Number	Amount				Number	Amount
Balances at February 24, 2018	51,776	$25,888	$80,721	$712,809	$907	(20,117)	$(342,516)	$477,809
Stock-based compensation	—	—	3,515	—	—	2	25	3,540
Issuance of restricted stock	—	—	(57)	—	—	3	57	—
Repurchase of common stock	—	—	—	—	—	(135)	(5,003)	(5,003)
Common stock dividends; $0.10 per share	—	—	—	(3,182)	—	—	—	(3,182)
Actuarial loss, net of tax	—	—	—	—	7	—	—	7
Change in fair value of interest rate swap, net of tax	—	—	—	—	129	—	—	129
Net income	—	—	—	32,521	—	—	—	32,521
Balances at May 26, 2018	51,776	$25,888	$84,179	$742,148	$1,043	(20,247)	$(347,437)	$505,821

Winnebago Industries, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (continued)
(Unaudited)

	Nine Months Ended May 26, 2018
(in thousands, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Number	Amount				Number	Amount
Balances at August 26, 2017	51,776	$25,888	$80,401	$679,138	$(1,023)	(20,183)	$(342,730)	$441,674
Stock-based compensation	—	—	5,403	—	—	4	62	5,465
Issuance of restricted stock	—	—	(1,625)	—	—	101	1,712	87
Repurchase of common stock	—	—	—	—	—	(169)	(6,481)	(6,481)
Common stock dividends; $0.30 per share	—	—	—	(9,557)	—	—	—	(9,557)
Actuarial loss, net of tax	—	—	—	—	20	—	—	20
Change in fair value of interest rate swap, net of tax	—	—	—	—	2,046	—	—	2,046
Net income	—	—	—	72,567	—	—	—	72,567
Balances at May 26, 2018	51,776	$25,888	$84,179	$742,148	$1,043	(20,247)	$(347,437)	$505,821

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

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842), which requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. This ASU and the related amendments must be adopted on a modified retrospective basis to either each prior reporting period presented or as of the beginning of the period of adoption. Based on the effective dates, we expect to adopt the new guidance in the first quarter of Fiscal 2020 using the modified retrospective basis as of the beginning of the period of adoption. We have established an implementation plan and have made progress on this plan including surveying our businesses, assessing our lease population, and compiling information on our active leases. In addition, we are determining needed changes to our policies, business processes, internal controls, and disclosures. Based on our analysis, we do not expect a material impact to our consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815), which improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. ASU 2017-12 is effective for annual reporting periods beginning after December 15, 2018 (our Fiscal 2020), including interim periods within those annual reporting periods. Early adoption is permitted. We expect to adopt the new guidance in the first quarter of Fiscal 2020, and we do not expect a material impact to our consolidated financial statements.

Recently Adopted Accounting Pronouncements

In the first quarter of Fiscal 2019, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which establishes a comprehensive five-step model for the recognition of revenue from contracts with customers. This model is based on the core principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We elected the modified retrospective method of adoption, which we applied to contracts not completed as of the initial date of adoption. Application of the transition requirements had no material impact on operations or beginning retained earnings. While certain control processes and procedures were updated for this adoption, the changes did not have a material impact on our internal control over financial reporting framework.

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

The following table shows information by reportable segment:

	Three Months Ended		Nine Months Ended
(in thousands)	May 25, 2019	May 26, 2018	May 25, 2019	May 26, 2018
Net Revenues
Motorhome	$160,239	$244,870	$506,229	$632,148
Towable	346,811	313,016	890,335	839,039
Corporate / All Other	21,890	4,375	58,714	9,454
Consolidated	$528,940	$562,261	$1,455,278	$1,480,641

Adjusted EBITDA
Motorhome	$381	$11,677	$16,716	$22,264
Towable	57,172	45,378	121,638	115,066
Corporate / All Other	(1,679)	(3,694)	(9,539)	(9,176)
Consolidated	$55,874	$53,361	$128,815	$128,154

Capital Expenditures
Motorhome	$2,543	$2,643	$7,933	$7,383
Towable	4,810	3,805	21,335	10,740
Corporate / All Other	962	—	2,413	—
Consolidated	$8,315	$6,448	$31,681	$18,123

(in thousands)			May 25, 2019	August 25, 2018
Total Assets
Motorhome			$336,334	$322,048
Towable			637,371	626,588
Corporate / All Other			109,498	103,169
Consolidated			$1,083,203	$1,051,805

Reconciliation of net income to consolidated Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
(in thousands)	May 25, 2019	May 26, 2018	May 25, 2019	May 26, 2018
Net income	$36,171	$32,521	$79,930	$72,567
Interest expense	4,446	4,172	13,293	13,871
Provision for income taxes	8,717	11,684	18,609	28,478
Depreciation	3,520	2,351	9,788	6,679
Amortization of intangible assets	2,278	1,933	7,204	5,921
EBITDA	55,132	52,661	128,824	127,516
Acquisition-related costs	—	800	—	850
Restructuring expenses	1,102	—	1,321	—
Non-operating income	(360)	(100)	(1,330)	(212)
Adjusted EBITDA	$55,874	$53,361	$128,815	$128,154

Note 3: Revenue

The following table disaggregates revenue by reportable segment and product category:

	Three Months Ended		Nine Months Ended
(in thousands)	May 25, 2019	May 26, 2018	May 25, 2019	May 26, 2018
Net Revenues
Motorhome:
Class A	$45,138	$80,093	$148,816	$241,680
Class B	41,363	49,715	162,343	112,292
Class C	67,674	109,092	176,059	258,552
Other(1)	6,064	5,970	19,011	19,624
Total Motorhome	160,239	244,870	506,229	632,148
Towable:
Fifth Wheel	201,561	179,046	519,093	474,075
Travel Trailer	140,709	130,286	358,497	355,681
Other(1)	4,541	3,684	12,745	9,283
Total Towable	346,811	313,016	890,335	839,039
Corporate / All Other:
Other(2)	21,890	4,375	58,714	9,454
Total Corporate / All Other	21,890	4,375	58,714	9,454
Consolidated	$528,940	$562,261	$1,455,278	$1,480,641

(1)	Relates to parts, accessories, and services.

(2)	Relates to marine and specialty vehicle units, parts, accessories, and services.

We generate all of our operating revenue from contracts with customers. Our primary source of revenue is generated through the sale of manufactured motorized units, non-motorized towable units, and marine units to our independent dealer network (our customers). We also generate income through the sale of certain parts and services, acting as the principal in these arrangements. We apply the new revenue standard requirements to a portfolio of contracts (or performance obligations) with similar characteristics for transactions where it is expected that the effects on the financial statements of applying the revenue recognition guidance to the portfolio would not differ materially from applying this guidance to the individual contracts (or performance obligations) within that portfolio. Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the transaction price consideration that we expect to receive in exchange for those goods or services. Control refers to the ability of the customer to direct the use of, and obtain substantially all of, the remaining benefits from the goods or services. Our transaction price consideration is fixed, unless otherwise disclosed below as variable consideration. We made an accounting policy election so that our revenue excludes sales and usage-based taxes collected.

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

Concentration of Risk

None of our dealer organizations accounted for more than 10% of our net revenue for the third quarter of Fiscal 2019 or for the third quarter of Fiscal 2018. In addition, none of our dealer organizations accounted for more than 10% of our net revenue for the first nine months of Fiscal 2019 or the first nine months of Fiscal 2018.

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

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at May 25, 2019 and August 25, 2018 according to the valuation techniques we used to determine their fair values:

	Fair Value at	Fair Value Hierarchy
(in thousands)	May 25, 2019	Level 1	Level 2	Level 3
Assets that fund deferred compensation:
Domestic equity funds	$439	$357	$82	$—
International equity funds	108	52	56	—
Fixed income funds	155	22	133	—
Interest rate swap contract	614	—	614	—
Total assets at fair value	$1,316	$431	$885	$—

	Fair Value at	Fair Value Hierarchy
(in thousands)	August 25, 2018	Level 1	Level 2	Level 3
Assets that fund deferred compensation:
Domestic equity funds	$1,143	$1,114	$29	$—
International equity funds	139	120	19	—
Fixed income funds	223	132	91	—
Interest rate swap contract	1,959	—	1,959	—
Total assets at fair value	$3,464	$1,366	$2,098	$—

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

Interest Rate Swap Contract

On January 23, 2017, we entered into an interest rate swap contract, which effectively fixed our interest rate on our $300.0 million term loan agreement ("Term Loan") for a notional amount that reduces each December during the swap contract. As of May 25, 2019, we had $120.0 million of our Term Loan fixed at an interest rate of 5.32%. As of August 25, 2018, we had $170.0 million of our Term Loan fixed at an interest rate of 5.32%. The swap contract expires on December 8, 2020.

The fair value of the interest rate swap is classified as Level 2 as it is determined based on observable market data. The asset is included in Other assets on the Condensed Consolidated Balance Sheets. The change in value is recorded to Accumulated other comprehensive (loss) income on the Condensed Consolidated Balance Sheets since the interest rate swap has been designated for hedge accounting.

Assets and Liabilities that are measured at Fair Value on a Nonrecurring Basis

Our non-financial assets, which include goodwill, intangible assets, and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, we must evaluate the non-financial asset for impairment. If an impairment has occurred, the asset is required to be recorded at the estimated fair value. No impairments were recorded for non-financial assets in the third quarter of Fiscal 2019 or the third quarter of Fiscal 2018.

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

Note 5: Inventories

Inventories consist of the following:

(in thousands)	May 25, 2019	August 25, 2018
Finished goods	$42,876	$26,513
Work-in-process	93,949	68,339
Raw materials	94,365	139,039
Total	231,190	233,891
Less last-in, first-out ("LIFO") reserve	40,307	38,763
Inventories, net	$190,883	$195,128

Inventory valuation methods consist of the following:

(in thousands)	May 25, 2019	August 25, 2018
LIFO basis	$184,516	$176,215
First-in, first-out basis	46,674	57,676
Total	$231,190	$233,891

The above value of inventories, before reduction for the LIFO reserve, approximates replacement cost at the respective dates.

Note 6: Property, Plant, and Equipment
Property, plant, and equipment is stated at cost, net of accumulated depreciation and consists of the following:

(in thousands)	May 25, 2019	August 25, 2018
Land	$8,686	$6,747
Buildings and building improvements	112,898	94,622
Machinery and equipment	108,585	105,663
Software	28,152	23,388
Transportation	3,837	8,837
Property, plant, and equipment, gross	262,158	239,257
Less accumulated depreciation	140,181	138,064
Property, plant, and equipment, net	$121,977	$101,193

Depreciation expense was $3.5 million and $2.4 million during the third quarters of Fiscal 2019 and 2018, respectively, and $9.8 million and $6.7 million during the first nine months of Fiscal 2019 and 2018, respectively.

Note 7: Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows for the first nine months of Fiscal 2019 and 2018, of which there are no accumulated impairment losses:

(in thousands)	Towable	Corporate / All Other	Total
Balances at August 26, 2017	$242,728	$—	$242,728
Grand Design purchase price adjustment(1)	1,956	—	1,956
Balances at May 26, 2018	$244,684	$—	$244,684

Balances at August 25, 2018	$244,684	$29,686	$274,370
Chris-Craft purchase price adjustment(2)	—	1,287	1,287
Balances at May 25, 2019	$244,684	$30,973	$275,657

(1)
Refer to Note 2, Business Combinations, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 25, 2018 for additional information.

(2)
Purchase price adjustments of $0.7 million made for a working capital payment made in the first quarter of Fiscal 2019 and of $0.6 million for an adjustment to taxes recorded in the third quarter of Fiscal 2019. For additional information related to the acquisition of Chris-Craft USA, Inc., refer to Note 2, Business Combinations, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 25, 2018.

Other intangible assets, net of accumulated amortization, consist of the following:

		May 25, 2019		August 25, 2018
(in thousands)	Weighted Average Life-Years	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Trade names	Indefinite	$177,250		$177,250
Dealer networks	12.2	95,581	$18,216	95,581	$12,328
Backlog	0.5	19,527	19,527	19,527	19,135
Non-compete agreements	4.1	5,347	2,824	5,347	2,084
Leasehold interest-favorable	8.1	2,000	625	2,000	441
Other intangible assets, gross		299,705	41,192	299,705	33,988
Less accumulated amortization		41,192		33,988
Other intangible assets, net		$258,513		$265,717

The weighted average remaining amortization period for intangible assets as of May 25, 2019 was approximately 11 years.

Remaining estimated aggregate annual amortization expense by fiscal year is as follows:

(in thousands)	Amount
Fiscal 2019	$2,283
Fiscal 2020	9,032
Fiscal 2021	9,032
Fiscal 2022	8,405
Fiscal 2023	8,197
Thereafter	44,314
Total amortization expense remaining	$81,263

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

Changes in our product warranty liability are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	May 25, 2019	May 26, 2018	May 25, 2019	May 26, 2018
Balance at beginning of period	$40,305	$34,988	$40,498	$30,805
Provision	14,139	11,645	34,090	31,881
Claims paid	(10,820)	(9,189)	(30,964)	(25,242)
Balance at end of period	$43,624	$37,444	$43,624	$37,444

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

The Credit Agreement contains certain financial covenants. As of May 25, 2019, we are in compliance with all financial covenants of the Credit Agreement.

The components of long-term debt are as follows:

(in thousands)	May 25, 2019	August 25, 2018
ABL	$5,643	$38,532
Term Loan	260,000	260,000
Long-term debt, excluding debt issuance costs	265,643	298,532
Debt issuance cost, net	(6,072)	(7,091)
Long-term debt	259,571	291,441
Less current maturities	6,500	—
Long-term debt, less current maturities	$253,071	$291,441

As of May 25, 2019, the fair value of long-term debt, excluding debt issuance costs, was $264.3 million. As of August 25, 2018, the fair value of long-term debt, excluding debt issuance costs, approximated the carrying value.

Aggregate contractual maturities of debt in future fiscal years are as follows:

(in thousands)	Amount
Fiscal 2019	$—
Fiscal 2020	10,250
Fiscal 2021	15,000
Fiscal 2022	15,000
Fiscal 2023	219,750
Total Term Loan	$260,000

Note 10: Employee and Retiree Benefits

Deferred compensation liabilities are as follows:

(in thousands)	May 25, 2019	August 25, 2018
Non-qualified deferred compensation	$13,459	$14,831
Supplemental executive retirement plan	2,056	2,309
Executive share option plan	129	935
Executive deferred compensation plan	590	421
Officer stock-based compensation	—	1,528
Deferred compensation benefits	16,234	20,024
Less current portion(1)	3,073	4,742
Deferred compensation benefits, net of current portion	$13,161	$15,282
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

Our repurchase agreements generally provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 24 months, provide that our liability will be the lesser of remaining principal owed by the dealer to the lending institution, or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our liability cannot exceed 100% of the dealer invoice. In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of recreational vehicles or boats to repurchase current inventory if a dealership exits the business. Our total contingent liability on all repurchase agreements was approximately $1.0 billion and $879.0 million at May 25, 2019 and August 25, 2018, respectively.

Repurchased sales are not recorded as a revenue transaction, but the net difference between the original repurchase price and the resale price are recorded against the loss reserve, which is a deduction from gross revenue. Our loss reserve for repurchase commitments contains uncertainties because the calculation requires management to make assumptions and apply judgment regarding a number of factors. Our risk of loss related to these repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on these repurchase agreements and our historical loss experience, we establish an associated loss reserve which is included in Accrued expenses: Other on the Condensed Consolidated Balance Sheets. Our accrued losses on repurchases were $0.9 million and $0.9 million at May 25, 2019 and August 25, 2018, respectively. Repurchase risk is affected by the credit worthiness of our dealer network, and we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to establish the loss reserve for repurchase commitments.

There was no material activity related to repurchase agreements during the three and nine months ended May 25, 2019 and May 26, 2018.

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

Stock-based compensation expense was $1.1 million and $1.4 million during the third quarters of Fiscal 2019 and 2018, respectively, and $5.7 million and $5.0 million during the first nine months of Fiscal 2019 and 2018, respectively. Compensation expense is recognized over the requisite service period of the award.

Note 13: Restructuring

On February 4, 2019, we announced our intent to move our diesel production from Junction City, OR to Forest City, IA to enable more effective product development and improve our cost structure. The following table details the restructuring charges incurred:

	Motorhome
	Three Months Ended	Nine Months Ended
(in thousands)	May 25, 2019	May 25, 2019
Cost of goods sold	$1,102	$1,102
Selling, general, and administrative expenses	—	219
Restructuring expense	$1,102	$1,321

These expenses include employee-related costs and accelerated depreciation for assets that will no longer be used. Employee-related costs are expected to be paid in the fourth quarter of Fiscal 2019. We expect additional expenses of approximately $1.0 million in the fourth quarter of Fiscal 2019 and $1.0 million in Fiscal 2020, primarily related to asset-related charges and facility closure costs. We expect these expenses to be partially offset by the corresponding savings generated by the project.

Note 14: Income Taxes

We account for income taxes under ASC 740, Income Taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns.

Our effective tax rate decreased to 18.9% for the nine months ended May 25, 2019 from 28.2% for the nine months ended May 26, 2018 due to the enactment of the 2017 Tax Cuts and Jobs Act ("Tax Act") on December 22, 2017 and net favorable discrete items, primarily attributable to R&D-related tax credits, which totaled $3.6 million or 3.7%.

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

In accordance with ASC 740, we recorded non-cash provisional estimates to income tax expense in Fiscal 2018 as a result of revaluing all deferred tax assets and liabilities at the newly enacted Federal corporate income tax rate. We have not made any measurement period adjustments related to these items during the first nine months of Fiscal 2019 and are complete in analyzing and recording all aspects of the enactment of the Tax Act.

We file a U.S. Federal tax return as well as returns in various international and state jurisdictions. Although certain years are no longer subject to examination by the Internal Revenue Service ("IRS") and various state taxing authorities, net operating loss carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities. As of May 25, 2019, our Federal returns from Fiscal 2015 to present continue to be subject to review by the IRS. With limited exception, our state returns from Fiscal 2014 to present continue to be subject to review by the state taxing jurisdictions. Several years may lapse before an uncertain tax position is audited and finally resolved, and it is difficult to predict the outcome of such audits.

It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. Total reserves for uncertain tax positions were not material.

Note 15: Income Per Share
The following table reflects the calculation of basic and diluted income per share:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	May 25, 2019	May 26, 2018	May 25, 2019	May 26, 2018
Numerator
Net income	$36,171	$32,521	$79,930	$72,567

Denominator
Weighted average common shares outstanding	31,493	31,582	31,546	31,617
Dilutive impact of stock compensation awards	151	171	176	208
Weighted average common shares outstanding, assuming dilution	31,644	31,753	31,722	31,825

Anti-dilutive securities excluded from Weighted average common shares outstanding, assuming dilution	204	90	183	59

Basic income per common share	$1.15	$1.03	$2.53	$2.30
Diluted income per common share	$1.14	$1.02	$2.52	$2.28

Anti-dilutive securities were not included in the computation of diluted income per common share because they are considered anti-dilutive under the treasury stock method.

Note 16: Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income ("AOCI") by component, net of tax, were:

	Three Months Ended
	May 25, 2019			May 26, 2018
(in thousands)	Defined Benefit Pension Items	Interest Rate Swap	Total	Defined Benefit Pension Items	Interest Rate Swap	Total
Balance at beginning of period	$(575)	$827	$252	$(496)	$1,403	$907
Other comprehensive income ("OCI") before reclassifications	—	(362)	(362)	—	129	129
Amounts reclassified from AOCI	8	—	8	7	—	7
Net current-period OCI	8	(362)	(354)	7	129	136
Balance at end of period	$(567)	$465	$(102)	$(489)	$1,532	$1,043

	Nine Months Ended
	May 25, 2019			May 26, 2018
(in thousands)	Defined Benefit Pension Items	Interest Rate Swap	Total	Defined Benefit Pension Items	Interest Rate Swap	Total
Balance at beginning of period	$(591)	$1,483	$892	$(509)	$(514)	$(1,023)
OCI before reclassifications	—	(1,018)	(1,018)	—	2,046	2,046
Amounts reclassified from AOCI	24	—	24	20	—	20
Net current-period OCI	24	(1,018)	(994)	20	2,046	2,066
Balance at end of period	$(567)	$465	$(102)	$(489)	$1,532	$1,043

Reclassifications out of AOCI in net periodic benefit costs, net of tax, were:

		Three Months Ended		Nine Months Ended
(in thousands)	Location on Consolidated Statements of Income and Comprehensive Income	May 25, 2019	May 26, 2018	May 25, 2019	May 26, 2018
Amortization of net actuarial loss	SG&A	$8	$7	$24	$20

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

Overview

Winnebago Industries, Inc. is one of the leading U.S. manufacturers with a diversified portfolio of recreation vehicles ("RV"s) and marine products used primarily in leisure travel and outdoor recreation activities. We produce our motorhome units in Iowa; our towable units in Indiana; and our marine units in Florida. We distribute our RV and marine products primarily through independent dealers throughout the U.S. and Canada, who then retail the products to the end consumer. We also distribute our marine products internationally through independent dealers, who then retail the products to the end consumer.

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

Refer to the Results of Operations - Current Quarter Compared to the Comparable Prior Year Quarter and the Results of Operations - First Nine Months of Fiscal 2019 Compared to the First Nine Months of Fiscal 2018 for a detailed reconciliation of items that impacted EBITDA and Adjusted EBITDA. We have included this non-GAAP performance measure as a comparable measure to illustrate the effect of non-recurring transactions occurring during the reported periods and improve comparability of our results from period to period. We believe Adjusted EBITDA provides meaningful supplemental information about our operating performance because this measure excludes amounts that we do not consider part of our core operating results when assessing our performance. Examples of items excluded from Adjusted EBITDA include acquisition-related costs, restructuring expenses, and non-operating income.

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

We track RV Industry conditions using these key statistics to monitor trends and evaluate and understand our performance relative to the overall industry. The following is an analysis of changes in these key statistics for the rolling 12 months through April as of 2019 and 2018:

	US and Canada Industry
	Wholesale Unit Shipments per RVIA				Retail Unit Registrations per Stat Surveys
	Rolling 12 Months through April				Rolling 12 Months through April
	2019	2018	Unit Change	% Change	2019	2018	Unit Change	% Change
Motorhome(1)	51,309	64,715	(13,406)	(20.7)%	54,862	58,454	(3,592)	(6.1)%
Towable(2)	377,171	448,693	(71,522)	(15.9)%	408,782	407,017	1,765	0.4%
Combined	428,480	513,408	(84,928)	(16.5)%	463,644	465,471	(1,827)	(0.4)%

(1)	Motorhome: Class A, B and C products.

(2)	Towable: Fifth wheel and travel trailer products.

The rolling twelve months shipments for 2019 and 2018 reflects a contraction in shipments as dealers rationalize inventory. The rolling twelve months retail information for 2019 and 2018 illustrates that the RV industry is growing at a slower rate than previous quarters, however ahead of wholesale shipments. We believe retail demand is the key driver to continued growth in the industry.

The most recent RVIA wholesale shipment forecasts for calendar year 2019, as noted in the table below, indicate that industry shipments are most likely expected to decline in 2019. The RV sales outlook for calendar 2019 considers the continuation of dealer inventory realignment that has been occurring over the last 9-12 months and gradually increasing interest rates, partially offset by anticipated growth in wages and employment levels.

	Calendar Year
Wholesale Unit Shipment Forecast per RVIA(1)	2019 Forecast	2018 Actual	Unit Change	% Change
Aggressive	430,900	483,700	(52,800)	(10.9)%
Most likely	416,300	483,700	(67,400)	(13.9)%
Conservative	395,500	483,700	(88,200)	(18.2)%

(1)	Prepared by Dr. Richard Curtin of the University of Michigan Consumer Survey Research Center for RVIA and reported in the Roadsigns RV Summer 2019 Industry Forecast Issue.

Market Share

Our retail unit market share, as reported by Stat Surveys based on state records, is illustrated below. Note that this data is subject to adjustment and is continuously updated.

	Rolling 12 Months through April		Calendar Year
US and Canada	2019	2018	2018	2017	2016(1)
Motorhome A, B, C	16.0%	16.1%	15.6%	16.2%	18.0%
Travel trailer and fifth wheels	8.1%	6.7%	7.8%	6.1%	1.7%
Total market share	9.0%	7.9%	8.7%	7.4%	3.7%

(1)	Includes retail unit market share for Grand Design since its acquisition on November 8, 2016.

Facility Expansion

Due to the rapid growth in our Towable segment, we have implemented facility expansion projects in our Grand Design towables and Winnebago towables operating segments. The Grand Design towables expansion project consisted of three new production facilities--two were completed in Fiscal 2018 and the remaining is expected to be completed mid-Fiscal 2020. The facility expansion in the Winnebago towables division was completed in the third quarter of Fiscal 2019.

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

The following table illustrates the cumulative project costs:

	Nine Months Ended	Fiscal Year
(in thousands)	May 25, 2019	2018	2017	2016	2015	Cumulative Investment
Capitalized	$3,404	$5,941	$1,881	$7,798	$3,291	$22,315	57.9%
Expensed	3,072	2,107	2,601	5,930	2,528	16,238	42.1%
Total	$6,476	$8,048	$4,482	$13,728	$5,819	$38,553	100.0%

Restructuring

On February 4, 2019, we announced our intent to move our diesel production from Junction City, OR to Forest City, IA to enable more effective product development and improve our cost structure. These restructuring activities resulted in pretax charges of $1.1 million for the three months ended May 25, 2019 and $1.3 million for the nine months ended May 25, 2019. These expenses are included in our Motorhome segment and include employee-related costs and accelerated depreciation for assets that will no longer be used. Employee-related costs are expected to be paid in the fourth quarter of Fiscal 2019. We expect additional expenses of approximately $1.0 million in the fourth quarter of Fiscal 2019 and $1.0 million in Fiscal 2020, primarily related to asset-related charges and facility closure costs. We expect these expenses to be partially offset by the corresponding savings generated by the project.

We currently estimate that upon completion of this restructuring plan in Fiscal 2020, these actions will reduce annual costs by approximately $4.0 million, which is primarily due to lower employee-related costs, lower depreciation expense, and other manufacturing and logistics efficiencies. We expect a portion of these savings will be achieved in Fiscal 2019 and 2020, and the full annual benefit of these actions is expected in Fiscal 2021.

Results of Operations - Current Quarter Compared to the Comparable Prior Year Quarter

Consolidated Performance Summary

The following is an analysis of changes in key items included in the consolidated statements of income and comprehensive income for the three months ended May 25, 2019 compared to the three months ended May 26, 2018:

	Three Months Ended
(in thousands, except percent and per share data)	May 25, 2019	% of Revenues(1)	May 26, 2018	% of Revenues(1)	$ Change	% Change
Net revenues	$528,940	100.0%	$562,261	100.0%	$(33,321)	(5.9)%
Cost of goods sold	442,356	83.6%	476,747	84.8%	(34,391)	(7.2)%
Gross profit	86,584	16.4%	85,514	15.2%	1,070	1.3%
Selling, general, and administrative expenses	35,332	6.7%	35,304	6.3%	28	0.1%
Amortization of intangible assets	2,278	0.4%	1,933	0.3%	345	17.8%
Total operating expenses	37,610	7.1%	37,237	6.6%	373	1.0%
Operating income	48,974	9.3%	48,277	8.6%	697	1.4%
Interest expense	4,446	0.8%	4,172	0.7%	274	6.6%
Non-operating income	(360)	(0.1)%	(100)	—%	260	260.0%
Income before income taxes	44,888	8.5%	44,205	7.9%	683	1.5%
Provision for income taxes	8,717	1.6%	11,684	2.1%	(2,967)	(25.4)%
Net income	$36,171	6.8%	$32,521	5.8%	$3,650	11.2%

Diluted income per share	$1.14		$1.02		$0.12	11.8%
Diluted average shares outstanding	31,644		31,753		(109)	(0.3)%

(1)	Percentages may not add due to rounding differences.

Net revenues decreased in the third quarter of Fiscal 2019 compared to the third quarter of Fiscal 2018 primarily due to a decline in Motorhome volume, partially offset by an increase in Towable volume and our acquisition of Chris-Craft in the fourth quarter of Fiscal 2018.

Gross profit as a percentage of revenue increased in the third quarter of Fiscal 2019 compared to the third quarter of Fiscal 2018 driven by an increase in Towable volume and margin expansion driven by pricing and a decline in Motorhome volume providing a favorable mix.

Operating expenses increased in the third quarter of Fiscal 2019 compared to the third quarter of Fiscal 2018 due to Chris-Craft operating expenses, which was acquired in the fourth quarter of Fiscal 2018.

The effective tax rate decreased to 19.4% for the third quarter of Fiscal 2019 compared to 26.4% for the third quarter of Fiscal 2018 due primarily to $1.1 million in net favorable discrete items, primarily attributable to R&D-related tax credits, realized in the current period and the enactment of the 2017 Tax Cuts and Jobs Act ("Tax Act") on December 22, 2017. The reduction related to the enactment of the Tax Act is primarily attributable to the reduction in the Federal tax rate to 21%.

Net income and diluted income per share increased in the third quarter of Fiscal 2019 compared to the third quarter of Fiscal 2018 primarily due to a lower statutory tax rate and a favorable R&D-related discrete item.

Non-GAAP Reconciliation

The following table reconciles net income to consolidated EBITDA and Adjusted EBITDA for the three months ended May 25, 2019 and May 26, 2018:

	Three Months Ended
(in thousands)	May 25, 2019	May 26, 2018
Net income	$36,171	$32,521
Interest expense	4,446	4,172
Provision for income taxes	8,717	11,684
Depreciation	3,520	2,351
Amortization of intangible assets	2,278	1,933
EBITDA	55,132	52,661
Acquisition-related costs	—	800
Restructuring expenses	1,102	—
Non-operating income	(360)	(100)
Adjusted EBITDA	$55,874	$53,361

Reportable Segment Performance Summary

Motorhome

The following is an analysis of key changes in our Motorhome segment for the three months ended May 25, 2019 compared to the three months ended May 26, 2018:

	Three Months Ended
(in thousands, except ASP)	May 25, 2019	% of Revenues	May 26, 2018	% of Revenues	$ Change	% Change
Net revenues	$160,239		$244,870		$(84,631)	(34.6)%
Adjusted EBITDA	381	0.2%	11,677	4.8%	(11,296)	(96.7)%

Average Selling Price ("ASP")(1)	82,679		85,950		(3,271)	(3.8)%

	Three Months Ended
Unit deliveries	May 25, 2019	Product Mix(2)	May 26, 2018	Product Mix(2)	Unit Change	% Change
Class A	378	19.3%	722	25.3%	(344)	(47.6)%
Class B	515	26.2%	606	21.2%	(91)	(15.0)%
Class C	1,069	54.5%	1,528	53.5%	(459)	(30.0)%
Total motorhomes	1,962	100.0%	2,856	100.0%	(894)	(31.3)%

(1)	Average selling price excludes off-invoice dealer incentives.

(2)	Percentages may not add due to rounding differences.

Net revenues decreased in the third quarter of Fiscal 2019 compared to the third quarter of Fiscal 2018 due to a decrease in the number of units sold as well as an unfavorable product mix.

Adjusted EBITDA decreased in the third quarter of Fiscal 2019 compared to the third quarter of Fiscal 2018 due to reduced sales volume, unfavorable mix of business, and continued competitive pricing and promotional pressures.

Unit deliveries decreased in the third quarter of Fiscal 2019 compared to the third quarter of Fiscal 2018 driven primarily by declines in our Class A and Class C products. Class B were also less than the prior year in the third quarter due to a temporary disruption in the supply of chassis used in two of our most popular Class B models.

Towable

The following is an analysis of key changes in our Towable segment for the three months ended May 25, 2019 compared to the three months ended May 26, 2018:

	Three Months Ended
(in thousands, except ASP)	May 25, 2019	% of Revenues	May 26, 2018	% of Revenues	$ Change	% Change
Net revenues	$346,811		$313,016		$33,795	10.8%
Adjusted EBITDA	57,172	16.5%	45,378	14.5%	11,794	26.0%

ASP(1)	33,318		31,826		1,492	4.7%

	Three Months Ended
Unit deliveries	May 25, 2019	Product Mix(2)	May 26, 2018	Product Mix(2)	Unit Change	% Change
Travel trailer	6,185	59.5%	6,063	62.1%	122	2.0%
Fifth wheel	4,216	40.5%	3,703	37.9%	513	13.9%
Total towables	10,401	100.0%	9,766	100.0%	635	6.5%

(1)	ASP excludes off-invoice dealer incentives.

(2)	Percentages may not add due to rounding differences.

Net revenues increased in the third quarter of Fiscal 2019 compared to the third quarter of Fiscal 2018 due to an increase in the number of units sold and pricing actions taken in the second quarter of Fiscal 2019.

Adjusted EBITDA increased in the third quarter of Fiscal 2019 compared to the third quarter of Fiscal 2018 due to an increase in sales volume and pricing actions taken during the second quarter of Fiscal 2019.

Unit deliveries increased in the third quarter of Fiscal 2019 compared to the third quarter of Fiscal 2018 primarily due to volume growth in excess of recent industry trends.

Results of Operations - First Nine Months of Fiscal 2019 Compared to the First Nine Months of Fiscal 2018

Consolidated Performance Summary

The following is an analysis of changes in key items included in the consolidated statements of income and comprehensive income for the nine months ended May 25, 2019 compared to the nine months ended May 26, 2018:

	Nine Months Ended
(in thousands, except percent and per share data)	May 25, 2019	% of Revenues(1)	May 26, 2018	% of Revenues(1)	$ Change	% Change
Net revenues	$1,455,278	100.0%	$1,480,641	100.0%	$(25,363)	(1.7)%
Cost of goods sold	1,231,269	84.6%	1,264,635	85.4%	(33,366)	(2.6)%
Gross profit	224,009	15.4%	216,006	14.6%	8,003	3.7%
Selling, general, and administrative expenses	106,303	7.3%	95,381	6.4%	10,922	11.5%
Amortization of intangible assets	7,204	0.5%	5,921	0.4%	1,283	21.7%
Total operating expenses	113,507	7.8%	101,302	6.8%	12,205	12.0%
Operating income	110,502	7.6%	114,704	7.7%	(4,202)	(3.7)%
Interest expense	13,293	0.9%	13,871	0.9%	(578)	(4.2)%
Non-operating income	(1,330)	(0.1)%	(212)	—%	1,118	527.4%
Income before income taxes	98,539	6.8%	101,045	6.8%	(2,506)	(2.5)%
Provision for income taxes	18,609	1.3%	28,478	1.9%	(9,869)	(34.7)%
Net income	$79,930	5.5%	$72,567	4.9%	$7,363	10.1%

Diluted income per share	$2.52		$2.28		$0.24	10.5%
Diluted average shares outstanding	31,722		31,825		(103)	(0.3)%

(1)	Percentages may not add due to rounding differences.

Net revenues decreased in the first nine months of Fiscal 2019 compared to the first nine months of Fiscal 2018 primarily due to a decrease in our Motorhome segment sales which is partially offset by our Towable segment sales and the acquisition of Chris-Craft in the fourth quarter of Fiscal 2018.

Gross profit as a percentage of revenue increased in the first nine months of Fiscal 2019 compared to the first nine months of Fiscal 2018 due to an increase in our Towable segment volume and pricing actions taken in the second quarter of Fiscal 2019. This was partially offset by reduced Motorhome sales volume and heightened dealer incentives.

Operating expenses increased in the first nine months of Fiscal 2019 compared to the first nine months of Fiscal 2018 due to the addition of the Chris-Craft business and increased investments in our business.

Interest expense decreased in the first nine months of Fiscal 2019 compared to the first nine months of Fiscal 2018 due to the unamortized debt issuance costs expensed in Fiscal 2018 related to our voluntary prepayment on our Credit Agreement and our Credit Agreement amendment during the second quarter of Fiscal 2018, which resulted in a decrease to the interest rate spread by 1.0% on the Term Loan and 0.25% on the ABL.

Non-operating income increased in the first nine months of Fiscal 2019 compared to the first nine months of Fiscal 2018 due to net proceeds received from company-owned life insurance policies.

The effective tax rate decreased to 18.9% for the first nine months of Fiscal 2019 compared to 28.2% for the first nine months of Fiscal 2018 due primarily to the enactment of the Tax Act on December 22, 2017 and to $3.6 million in net favorable discrete items, primarily attributable to R&D-related tax credits, realized in the current period. The reduction related to the enactment of the Tax Act is primarily attributable to the reduction in the Federal statutory tax rate to 21%.

Net income and diluted income per share increased in the first nine months of Fiscal 2019 compared to the first nine months of Fiscal 2018 primarily due to improved profitability in our Towable segment and the lower effective income tax rate, partially offset by a decrease in our Motorhome segment profitability.

Non-GAAP Reconciliation

The following table reconciles net income to consolidated EBITDA and Adjusted EBITDA for the first nine months ended May 25, 2019 and May 26, 2018:

	Nine Months Ended
(in thousands)	May 25, 2019	May 26, 2018
Net income	$79,930	$72,567
Interest expense	13,293	13,871
Provision for income taxes	18,609	28,478
Depreciation	9,788	6,679
Amortization of intangible assets	7,204	5,921
EBITDA	128,824	127,516
Acquisition-related costs	—	850
Restructuring expenses	1,321	—
Non-operating income	(1,330)	(212)
Adjusted EBITDA	$128,815	$128,154

Reportable Segment Performance Summary

Motorhome

The following is an analysis of key changes in our Motorhome segment for the first nine months ended May 25, 2019 compared to the first nine months ended May 26, 2018 and as of May 25, 2019 compared to May 26, 2018:

	Nine Months Ended
(in thousands, except ASP)	May 25, 2019	% of Revenues	May 26, 2018	% of Revenues	$ Change	% Change
Net revenues	$506,229		$632,148		$(125,919)	(19.9)%
Adjusted EBITDA	16,716	3.3%	22,264	3.5%	(5,548)	(24.9)%

ASP(1)	91,091		88,728		2,363	2.7%

	Nine Months Ended
Unit deliveries	May 25, 2019	Product Mix(2)	May 26, 2018	Product Mix(2)	Unit Change	% Change
Class A	1,329	23.7%	2,326	32.8%	(997)	(42.9)%
Class B	1,847	33.0%	1,387	19.6%	460	33.2%
Class C	2,430	43.3%	3,372	47.6%	(942)	(27.9)%
Total motorhomes	5,606	100.0%	7,085	100.0%	(1,479)	(20.9)%

($ in thousands)	May 25, 2019		May 26, 2018		Change	% Change
Backlog(3)
Units	2,074		2,155		(81)	(3.8)%
Dollars	$182,354		$193,079		$(10,725)	(5.6)%
Dealer Inventory
Units	4,235		4,750		(515)	(10.8)%

(1)	ASP excludes off-invoice dealer incentives.

(2)	Percentages may not add due to rounding differences.

(3)
We include in our backlog all accepted orders from dealers to generally be shipped within the next six months. Orders in backlog can be cancelled or postponed at the option of the dealer at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Net revenues decreased in the first nine months of Fiscal 2019 compared to the first nine months of Fiscal 2018 due to a decrease in the number of units sold, partially offset by increased pricing.

ASP increased in the first nine months of Fiscal 2019 compared to the first nine months of Fiscal 2018 due to price increases during the second half of Fiscal 2018.

Adjusted EBITDA decreased in the first nine months of Fiscal 2019 compared to the first nine months of Fiscal 2018 due to lower volume and higher discounts, partially offset by favorable mix of business.

Unit deliveries decreased in the first nine months of Fiscal 2019 compared to the first nine months of Fiscal 2018 driven by decreases in our Class A and Class C products, partially offset by an increase in our Class B products.

We have seen a decrease in the volume and dollar value of backlog as of May 25, 2019 compared to May 26, 2018 due to the continuation of dealers right-sizing inventory levels, partially offset by an increase in several Class B products due to the temporary disruption in chassis supply.

Towable

The following is an analysis of key changes in our Towable segment for the first nine months ended May 25, 2019 compared to the first nine months ended May 26, 2018 and as of May 25, 2019 compared to May 26, 2018:

	Nine Months Ended
(in thousands, except ASP)	May 25, 2019	% of Revenues	May 26, 2018	% of Revenues	$ Change	% Change
Net revenues	$890,335		$839,039		$51,296	6.1%
Adjusted EBITDA	121,638	13.7%	115,066	13.7%	6,572	5.7%

ASP(1)	32,926		31,361		1,565	5.0%

	Nine Months Ended
Unit deliveries	May 25, 2019	Product Mix(2)	May 26, 2018	Product Mix(2)	Unit Change	% Change
Travel trailer	16,564	60.5%	16,495	61.3%	69	0.4%
Fifth wheel	10,818	39.5%	10,428	38.7%	390	3.7%
Total towables	27,382	100.0%	26,923	100.0%	459	1.7%

($ in thousands)	May 25, 2019		May 26, 2018		Change	% Change
Backlog(3)
Units	7,089		9,968		(2,879)	(28.9)%
Dollars	$237,708		$313,513		$(75,805)	(24.2)%
Dealer Inventory
Units	18,984		15,986		2,998	18.8%

(1)	ASP excludes off-invoice dealer incentives.

(2)	Percentages may not add due to rounding differences.

(3)
We include in our backlog all accepted orders from dealers to generally be shipped within the next six months. Orders in backlog can be cancelled or postponed at the option of the dealer at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Net revenues increased in the first nine months of Fiscal 2019 compared to the first nine months of Fiscal 2018 due to increased volume and a resulting improvement in our market share.

ASP increased in the first nine months of Fiscal 2019 compared to the first nine months of Fiscal 2018 due to price increases during the first half of Fiscal 2019 as well as favorable product mix.

Adjusted EBITDA increased in the first nine months of Fiscal 2019 compared to the first nine months of Fiscal 2018 primarily due to sales growth.

Unit deliveries increased in the first nine months of Fiscal 2019 compared to the first nine months of Fiscal 2018 primarily due to volume growth in excess of recent industry trends. Our Towable segment market share increased from 6.7% to 8.1% when comparing retail registrations during the twelve-month trailing periods ended April 2018 and April 2019. Shipments grew faster than the industry as a result of greater penetration of our new products and further expansion of our products on dealer lots.

We have seen a decrease in the backlog volumes as of May 25, 2019 compared to May 26, 2018 due to our utilization of additional capacity added during 2018 and re-balancing from high backlog levels in the prior year, in addition to a more challenging shipping environment in the current year. We believe dealer inventory increased due to our increased market share in the Towable segment and the strong demand for our Grand Design products.

Analysis of Financial Condition, Liquidity, and Resources
Cash Flows
The following table summarizes our cash flows from operations for the first nine months ended May 25, 2019 and May 26, 2018:

	Nine Months Ended
(in thousands)	May 25, 2019	May 26, 2018
Total cash provided by (used in):
Operating activities	$82,849	$61,012
Investing activities	(30,497)	(17,890)
Financing activities	(50,518)	(40,038)
Net increase in cash and cash equivalents	$1,834	$3,084
Operating Activities
Cash provided by operating activities increased for the first nine months ended May 25, 2019 compared to the first nine months ended May 26, 2018 primarily due to favorable changes in working capital year-over-year, partially offset by the timing of estimated tax payments.
Investing Activities
Cash used in investing activities increased for the first nine months ended May 25, 2019 compared to the first nine months ended May 26, 2018 primarily due to increased capital expenditures related to the capacity expansions within our Towable segment.
Financing Activities
Cash used in financing activities increased for the first nine months ended May 25, 2019 compared to the first nine months ended May 26, 2018 primarily due to increased net payments on our Credit Agreement and increased share repurchases.

Debt and Capital

As of September 21, 2018, we have a debt agreement that consists of a $300.0 million term loan agreement ("Term Loan") and a $165.0 million asset-based revolving credit facility ("ABL") (collectively, the "Credit Agreement") with JPMorgan Chase Bank, N.A. Refer to Note 9, Long-Term Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended August 25, 2018 for additional details. As of May 25, 2019, we had $5.6 million in borrowings against the ABL.

Other Financial Measures

Working capital at May 25, 2019 and August 25, 2018 was $186.2 million and $167.8 million, respectively. We currently expect cash on hand, funds generated from operations, and the borrowing available under our Credit Agreement to be sufficient to cover both short-term and long-term operating requirements.

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

On December 19, 2007, our Board of Directors authorized the repurchase of outstanding shares of our common stock, depending on market conditions, for an aggregate consideration of up to $60.0 million. On October 18, 2017, our Board of Directors authorized a share repurchase program in the amount of $70.0 million. There is no time restriction on either authorization. In the first nine months ended May 25, 2019, we repurchased 0.2 million shares for $5.7 million under this authorization. We continually evaluate if share repurchases reflect a prudent use of our capital and, subject to compliance with our Credit Agreement, we may purchase shares in the future. At May 25, 2019, we have $60.3 million remaining on our board repurchase authorization.

On May 22, 2019, our Board of Directors approved a quarterly cash dividend of $0.11 per share payable on July 3, 2019, to common stockholders of record at the close of business on June 19, 2019.

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

There were no changes in our internal control over financial reporting that occurred during the third quarter of Fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Stock Repurchases
Purchases of our common stock during each fiscal month of the third quarter of Fiscal 2019 were:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
02/24/19 - 03/30/19	—	$—	—	$60,682,000
03/31/19 - 04/27/19	17,813	$36.42	—	$60,682,000
04/28/19 - 05/25/19	13,746	$33.10	12,729	$60,262,000
Total	31,559	$34.97	12,729	$60,262,000

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
*Attached as Exhibit 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended May 25, 2019 formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, (iv) the Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity, and (v) related Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.

Date:	June 20, 2019	By	/s/ Michael J. Happe
Michael J. Happe
Chief Executive Officer, President
(Principal Executive Officer)

Date:	June 20, 2019	By	/s/ Bryan L. Hughes
Bryan L. Hughes
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)