Form 10-K
period 2019-08-31
WINNEBAGO INDUSTRIES INC
filed 2019-10-23
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended August 31, 2019; or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________________ to _______________________
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☒    Accelerated Filer ☐   Non-accelerated filer ☐ Smaller Reporting Company ☐ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Aggregate market value of the common stock held by non-affiliates of the registrant: $648,711,299 (19,209,362 shares at the closing price on the New York Stock Exchange of $33.77 on February 22, 2019).
Common stock outstanding on October 7, 2019: 31,630,845 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement relating to the registrant's 2019 Annual Meeting of Shareholders, scheduled to be held December 17, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

Winnebago Industries, Inc.
Fiscal 2019 Form 10-K

WINNEBAGO INDUSTRIES, INC.
FORM 10‑K
Report for the Fiscal Year Ended August 31, 2019

Forward-Looking Information

Certain of the matters discussed in this Annual Report on Form 10-K are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. A number of factors could cause actual results to differ materially from these statements, including, but not limited to, competition and new product introductions by competitors, our ability to attract and retain qualified personnel, increases in market compensation rates, business or production disruptions, sales order cancellations, risk related to the terms of our credit agreement and compliance with debt covenants and leverage ratios, stock price volatility and share dilution, disruptions or unanticipated costs from facility expansions, availability of labor, a slowdown in the economy, low consumer confidence, the effect of global tensions, increases in interest rates, availability of credit, availability of financing for RV and marine dealers, impairment of good will, risk related to cyclicality and seasonality of our business, slower than anticipated sales of new or existing products, integration of operations relating to merger and acquisition activities generally, our plans to acquire Newmar Corporation (“Newmar”), risk that our acquisition of Newmar (the “Newmar Acquisition”) will not be completed, the possibility that the Newmar acquisition may not perform as expected or may not result in earnings growth, difficulties and expenses related to integrating Newmar into our business, possible unknown liabilities of Newmar, significant costs related to the Newmar acquisition, increased focus of management attention and resources on the Newmar Acquisition, inadequate liquidity or capital resources, inventory and distribution channel management, our ability to innovate, our reliance on large dealer organizations, significant increase in repurchase obligations, availability and price of fuel, availability of chassis and other key component parts, increased material and component costs, exposure to warranty claims, ability to protect our intellectual property, exposure to product liability claims, dependence on information systems and web applications, any unexpected expenses related to the implementation of our Enterprise Resource Planning system, risk related to data security, governmental regulation, including for climate change, risk related to anti-takeover provisions applicable to us, and other factors which may be disclosed throughout this Annual Report on Form 10-K. Although we believe that the expectations reflected in the "forward-looking statements" are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Undue reliance should not be placed on these "forward-looking statements," which speak only as of the date of this report. We undertake no obligation to publicly update or revise any "forward-looking statements," whether as a result of new information, future events, or otherwise, except as required by law or the rules of the New York Stock Exchange. We advise you, however, to consult any further disclosures made on related subjects in future quarterly reports on Form 10-Q and current reports on Form 8-K that are filed or furnished with the U.S. Securities and Exchange Commission ("SEC").

PART I

Item 1. Business.

General

The "Company," "Winnebago Industries," "we," "our," and "us" are used interchangeably to refer to Winnebago Industries, Inc. and its wholly-owned subsidiaries, as appropriate in the context.

Winnebago Industries, Inc. is a leading U.S. manufacturer with a diversified portfolio of recreation vehicles ("RV"s) and marine products used primarily in leisure travel and outdoor recreation activities. We produce our Towable units in IN; our Motorhome units in manufacturing facilities in IA; and our marine products in FL. We distribute our RV and marine products primarily through independent dealers throughout the U.S. and Canada, who then retail the products to the end consumer. We also distribute our marine products internationally through independent dealers, who then retail the products to the end consumer.

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

Principal Products

We have five operating segments: 1) Grand Design towables, 2) Winnebago towables, 3) Winnebago motorhomes, 4) Chris-Craft marine, and 5) Winnebago specialty vehicles. We evaluate performance based on each operating segment's Adjusted EBITDA, as defined within Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K, which excludes certain corporate administration expenses and non-operating income and expense.

Our two reportable segments include: 1) Towable (comprised of products which are not motorized and are generally towed by another vehicle as well as other related manufactured products and services), which is an aggregation of the Winnebago towables and Grand Design towables operating segments, and 2) Motorhome (comprised of products that include a motorized chassis as well as other related manufactured products and services).

The Corporate / All Other category includes the Chris-Craft marine and Winnebago specialty vehicles operating segments as well as expenses related to certain corporate administration expenses for the oversight of the enterprise. These expenses include items such as corporate leadership and administration costs.

Towable

A towable is a non-motorized vehicle that is designed to be towed by automobiles, pickup trucks, SUVs, or vans and is used as temporary living quarters for recreational travel. The Recreation Vehicle Industry Association ("RVIA") classifies towables in four types: conventional travel trailers, fifth wheels, folding camper trailers, and truck campers. We manufacture and sell conventional travel trailers and fifth wheels under the Winnebago and Grand Design brand names, which are defined as follows:

Type	Description	Winnebago product offerings	Grand Design product offerings
Travel trailer	Towed by means of a hitch attached to the frame of the vehicle	Minnie Plus, Minnie, Micro Minnie, Minnie Drop, and Spyder	Transcend, Imagine, and Reflection
Fifth wheel	Constructed with a raised forward section that is connected to the vehicle with a special fifth wheel hitch	Minnie Plus and Micro Minnie	Momentum, Reflection, and Solitude

Our travel trailer and fifth wheel towables are sold by dealers in the retail market with manufacturer's suggested retail prices ranging from approximately $20,000 to $110,000, depending on size and model, plus optional equipment and delivery charges.

Unit sales of our towables for the last three fiscal years were as follows:

	2019		2018		2017
Travel trailer	22,458	61.0%	22,360	61.1%	13,650	60.7%
Fifth wheel	14,371	39.0%	14,229	38.9%	8,824	39.3%
Total towables	36,829	100.0%	36,589	100.0%	22,474	100.0%

Motorhome

A motorhome is a self-propelled mobile dwelling used primarily as temporary living quarters during vacation and camping trips, or to support active and mobile lifestyles. The RVIA classifies motorhomes into three types, all of which we manufacture and sell under the Winnebago brand name, which are defined as follows:

Type	Description	Winnebago products offerings
Class A	Built on a heavy truck chassis in both diesel and gas models with the ability to tow a small vehicle	Gas: Adventurer, Intent, Vista, and Sunstar
Diesel: Horizon and Forza
Class B	Built by adding taller roof and amenities to existing van, which allows for easy maneuvering	Boldt, Revel, Travato, and Era
Class C	Built on a medium truck chassis in both diesel and gas models with similar features and amenities to Class A models	View, Navion, Vita, Porto, Minnie Winnie, Spirit, Outlook, and Fuse

Our Class A, B, and C motorhomes are sold by dealers in the retail market with manufacturer's suggested retail prices ranging from approximately $80,000 to $500,000, depending on size and model, plus optional equipment and delivery charges. Our motorhomes range in length from 21 to 44 feet.

Unit sales of our motorhomes for the last three fiscal years were as follows:

	2019		2018		2017
Class A	1,582	20.8%	2,997	31.4%	3,182	34.4%
Class B	2,784	36.7%	2,012	21.1%	1,541	16.6%
Class C	3,225	42.5%	4,539	47.5%	4,537	49.0%
Total motorhomes	7,591	100.0%	9,548	100.0%	9,260	100.0%

Motorhome parts and service activities represent revenues generated by service work we perform for retail customers at our Forest City, IA facilities as well as revenues from the sale of unit parts. Our competitive strategy is to provide proprietary manufactured parts through our dealer network, which we believe increases customer satisfaction and the value of our motorhomes.

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

Production

We generally produce towables and motorhomes to stock for dealers. We have some ability to increase our capacity by scheduling overtime and/or hiring additional production employees or to decrease our capacity through the use of shortened work weeks and/or reducing head count. We have long been known as an industry leader in innovation as each year we introduce new or redesigned products. These changes generally include new floor plans and sizes as well as design and decor modifications. Most of our raw materials such as steel, aluminum, fiberglass, and wood products are obtainable from numerous sources.

Our towables are produced at two assembly campuses located in Middlebury, IN. The majority of components are comprised of frames, appliances, and furniture, and are purchased from suppliers. In Fiscal 2019, we had one supplier that accounted for more than 10% of our Towable raw material purchases.

Our motorhomes are produced in the state of IA at four different campuses. Our motorhome business utilizes vertically integrated supply streams, with the principal exceptions being chassis, engines, generators, and appliances that we purchase from reputable manufacturers. Certain parts, especially motorhome chassis, are available from a small group of suppliers. In Fiscal 2019, we had three suppliers that each individually accounted for more than 10% of our Motorhome raw material purchases.

Backlog

We strive to balance timely order fulfillment to our dealers with the lead times suppliers require to efficiently source materials and manage costs. Production facility constraints at peak periods also lead to fluctuations in backlog orders which we manage closely. The approximate revenue of our Towable backlog was $234.3 million and $244.9 million as of August 31, 2019 and August 25, 2018, respectively. The approximate revenue of our Motorhome backlog was $165.4 million and $157.6 million as of August 31, 2019 and August 25, 2018, respectively. A more detailed description of our Motorhome and Towable order backlog is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.

Distribution and Financing

We market our products on a wholesale basis to a diversified independent dealer network located throughout the U.S. and, to a limited extent, in Canada, Africa, Asia, Europe, Australia, and South America. Foreign sales were 10% or less of Net revenues during each of the past three fiscal years.

As of August 31, 2019, our RV and marine dealer network in the U.S. and Canada included approximately 600 physical dealer locations, many of which carry more than one of our brands. None of our dealer organizations accounted for more than 10% of our Net revenues for Fiscal 2019, 2018, and 2017.

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

We advertise and promote our products through national trade magazines, the distribution of product brochures, the Go RVing national advertising campaign sponsored by RVIA, our websites, social media, direct-mail advertising campaigns, various national promotional opportunities, and on a local basis through trade shows, television, radio, and newspapers, primarily in connection with area dealers.

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

Competition

The RV and marine markets are highly competitive with many other manufacturers selling products which compete directly with our products. Some of our competitors are much larger than us, most notably in the towable RV market, which may provide these competitors additional purchasing power. The competition in our industry is based upon design, price, quality, features, and service of the products. We believe our principal competitive advantages are our brand strength, product quality, and our service after the sale. We also believe that our products have historically commanded a price premium as a result of these competitive advantages.

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

We are also subject to regulations established by the Occupational Safety and Health Administration ("OSHA"). Our facilities are periodically inspected by federal and state agencies, such as OSHA. We are a member of RVIA, a voluntary association of RV manufacturers which promulgates RV safety standards. We place an RVIA seal on each of our RVs to certify that the RVIA standards have been met. We believe that our products and facilities comply in all material respects with the applicable vehicle safety, consumer protection, RVIA, and OSHA regulations and standards.

Our operations are subject to a variety of federal and state environmental laws and regulations relating to the use, generation, storage, treatment, emission, labeling, and disposal of hazardous materials and wastes, and noise pollution. We believe that we are currently in compliance with applicable environmental laws and regulations in all material aspects.

Trademarks

We have several domestic and foreign trademark registrations and pending applications associated with our products which include: Winnebago, 3-finger Salute (design), 24 W 7 (logo), +Lounger, Adventurer, Affinity, Airlie, Aspect, Benchmark, Brave, Boldt, Bound by the W, Bryon, Cambria, CC (logo), Chalet, Chris Craft, Chris-Craft (logo), Commander, Corsair, Cottesloe, Country Coach, Destination, Dynomax, Ellipse, eMLU, Era, Forza, Fuse, Glide & Dine, GoWinnebago, Grand Design, Grand Design Recreational Vehicles, Grand Design RV, Horizon, Imagine, InLounge, Inspire, Instinct, Intable, Intent, Intrigue, Itasca, Itasca (logo), Journey, Lancer, Latitude, Maxum Chassis, Meridian, Micro Minnie, Minnie, Minnie Drop, Minnie Winnie, MLU, Momentum, Navion, Outlook, Paseo, Porto Powerline Energy Management System (logo), Pure3 Energy Management System, Reflection, Rest Easy, Revel, Roamer, Scorpion, Sightseer, Solei, Solitude, Spirit, Spyder, Suncruiser, Sunova, Sunstar, Supershell, The Most Recognized Name in Motorhomes, Thermo-Panel, Transcend, Transcend Xplor, Travato, Trend, Tribute, True Air, True Trax, Via, View, Vista, Vita, Viva!, Voyage, W, Flying W (logo), Winnebago (logo), Winnebago Ind (logo), Winnebago Minnie, Winnebago Touring Coach, Winnebago Towables (logo), WinnebagoLife, WinnebagoLife (logo), Winnie Drop, WIT Club, and Design of motor home front end (trade dress).

We believe that our trademarks and trade names are significant assets to our business, and we have in the past and will in the future vigorously protect them against infringement by third parties. We are not dependent upon any patents or technology licenses of others for the conduct of our business.

Human Resources

At the end of Fiscal 2019, 2018, and 2017, we employed approximately 4,500, 4,700, and 4,060 persons, respectively. None of our employees are covered under a collective bargaining agreement. We believe our relations with our employees are good.

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

The industry in which we operate is highly competitive. Failure to compete effectively against competitors could negatively impact our business and operating results.

The markets for RVs and marine products are very competitive. Competitive factors in the industry include price, design, value, quality, service, brand awareness, and reputation. There can be no assurance that existing or new competitors will not develop products that are superior to our products or that achieve better consumer acceptance, thereby adversely affecting our market share, sales volume, and profit margins. Some of our competitors are much larger than we are, and this size advantage provides these competitors with more financial resources and access to capital, additional purchasing power, and greater leverage with the dealer networks. In addition, competition could increase if new companies enter the market, existing competitors consolidate their operations, or if existing competitors expand their product lines or intensify efforts within existing product lines. Our current products, products under development, and our ability to develop new and improved products may be insufficient to enable us to compete effectively with our competitors. These competitive pressures may have a material adverse effect on our results of operations.

If we fail to identify, attract, and retain appropriately qualified employees, including employees in key positions, our operations and profitability may be harmed. Changes in market compensation rates may adversely affect our profitability.

Our ability to meet our strategic objectives and otherwise grow our business will depend to a significant extent on the continued contributions of our leadership team. Our future success will also depend in large part on our ability to identify, attract, and retain other highly qualified managerial, technical, sales and marketing, operations, and customer service personnel. Competition for these individuals in our manufacturing markets is intense and supply is limited. Since we operate in a competitive labor market, there is a risk that market increases in compensation could have an adverse effect on our business. We may not succeed in identifying, attracting, or retaining qualified personnel on a cost-effective basis. The loss or interruption of services of any of our key personnel, inability to identify, attract, or retain qualified personnel in the future, delays in hiring qualified personnel, or any employee work slowdowns, strikes, or similar actions could make it difficult for us to conduct and manage our business and meet key objectives, which could harm our business, financial condition, and operating results.

Our operations are primarily centered in northern IA and northern IN. Any disruption at these sites could adversely affect our business and operating results.

We currently manufacture most of our products in northern IA and northern IN. These facilities may be affected by natural or man-made disasters and other external events. In the event that one of our manufacturing facilities was affected by a disaster or other event, we could be forced to shift production to one of our other manufacturing facilities or to cease operations. Although we maintain insurance for damage to our property and disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses. Any disruption in our manufacturing capacity could have an adverse impact on our ability to produce sufficient inventory of our products or may require us to incur additional expenses in order to produce sufficient inventory, and therefore, may adversely affect our net sales and operating results. Any disruption or delay at our manufacturing facilities could impair our ability to meet the demands of our customers, and our customers may cancel orders or purchase products from our competitors, which could adversely affect our business and operating results.

The terms of our Credit Agreement could adversely affect our operating flexibility and pose risks of default under our Credit Agreement.

We incurred substantial indebtedness to finance the acquisition of Grand Design. We entered into new asset-based revolving credit ("ABL") and term loan ("Term Loan") agreements (collectively, the "Credit Agreement") with JPMorgan Chase Bank, N.A. ("JPMorgan Chase"), as administrative agent for certain lenders and the lenders from time to time party thereto. Under the terms of the Credit Agreement, we had a $165.0 million ABL credit facility, including a $10.0 million letter of credit facility, and a $300.0 million term loan as of August 31, 2019. On October 22, 2019, our ABL credit facility was amended and restated to increase the commitments thereunder to $192.5 million, which includes a $19.25 million letter of credit facility, and to extend the maturity to October 22, 2024 (subject to certain factors which may accelerate the maturity date). In addition to JPMorgan Chase, BMO Harris Bank N.A. and Goldman Sachs Bank USA are also committing lenders under the ABL credit facility.

The Credit Agreement is secured by substantially all of our assets, including cash, inventory, accounts receivable, and certain machinery and equipment. The Credit Agreement contains certain requirements, including affirmative and negative financial covenants. If we are unable to comply with these requirements and covenants, we may be restricted in our ability to pay dividends or engage in certain other business transactions, the lender may obtain control of our cash accounts, and we may experience an event of default. If a default occurs, the lenders under the Credit Agreement may elect to declare all of their respective outstanding debt, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. Under such circumstances, we may not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed on our ability to incur additional debt and to take other corporate actions might significantly impair our ability to obtain other financing.

Borrowing availability under the ABL credit facility is limited to the lesser of the facility total and the calculated borrowing base, which is based on stipulated loan percentages applied to our eligible trade accounts receivable and eligible inventories. Should the borrowing base decline, our ability to borrow to fund future operations and business transactions could be limited.

In addition, the Credit Agreement contains certain restrictions on our ability to undertake certain types of transactions.  Therefore, we may need to seek permission from our lenders in order to engage in certain corporate actions and any additional indebtedness that we may incur, including any indebtedness needed to fund the acquisition of Newmar Corporation ("Newmar"), will need to comply with the terms of the Credit Agreement and will have its own restrictions on our ability to undertake certain types of transactions.

In addition, our indebtedness could:

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

Various factors, including share dilution, changes to credit terms, and our ability to meet financial performance expectations, could result in a decline in our stock price.

Our stock price may fluctuate based on many factors.  Our acquisition of Grand Design, for example, provided important strategic positioning and earnings growth potential, but to partially finance the transaction we issued $124.1 million worth of common stock to the owners of Grand Design and registered these shares for resale after the transaction closed. Under the terms of our agreement to acquire Newmar, we will issue 2.0 million shares of our common stock to the owners of Newmar at closing of the transaction. Any future stock issuance by us or liquidation of stock holding by the former owners of Grand Design or the owners or Newmar may cause dilution of earnings per share or put selling pressure on our share price. Changing credit agreements and leverage ratios may also impact stock price. In general, analysts' expectations and our ability to meet those expectations quarterly may cause stock price fluctuations. If we fail to meet expectations related to future growth, profitability, debt repayment, dividends, share issuance or repurchase, or other market expectations, our stock price may decline significantly.

Our current facility expansions may not provide the results that were planned, which could negatively impact our production and operating results at these locations.

We are expanding our production capabilities within our Towable segment and our Chris-Craft operating segment. The expansions and renovations entail risks that could cause disruption in the operations of our business and unanticipated cost increases. Should we experience production variances, quality, or safety issues as we ramp up these operations, our business and operating results could be adversely affected.

We could be impacted by the potential adverse effects of union activities.

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

Our business may be sensitive to economic conditions, including those that impact consumer spending.

Companies within the RV and marine industries are subject to volatility in operating results due primarily to general economic conditions because the purchase of a RV or marine product is often viewed as a consumer discretionary purchase. Demand for discretionary goods in general can fluctuate with recessionary conditions, slow or negative economic growth rates, negative consumer confidence, reduced consumer spending levels resulting from tax increases or other factors, prolonged high unemployment rates, higher commodity and component costs, fuel prices, inflationary or deflationary pressures, reduced credit availability or unfavorable credit terms for dealers and end-user customers, higher short-term interest rates, and general economic and political conditions and expectations. Specific factors affecting the RV and marine industries include:

•	Overall consumer confidence and the level of discretionary consumer spending;

•	Employment trends;

•	The adverse impact of global tensions on consumer spending and travel-related activities; and

•	The adverse impact on margins due to increases in raw material costs, which we are unable to pass on to customers without negatively affecting sales.

An impairment in the carrying value of goodwill and trade names could negatively impact our consolidated results of operations.

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

Credit market deterioration and volatility may restrict the ability of our dealers and retail customers to finance the purchase of our products.

Our business is affected by the availability and terms of the financing to dealers. Generally, RV and marine dealers finance their purchases of inventory with financing provided by lending institutions. One financial flooring institution held 36.8% of our total financed dealer inventory dollars that were outstanding at August 31, 2019. In the event that this lending institution limits or discontinues dealer financing, we could experience a material adverse effect on our results of operations.

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

Our business is both cyclical and seasonal and is subject to fluctuations in sales and net income.

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

Failure to effectively manage strategic acquisitions and alliances, joint ventures, or partnerships could have a negative impact on our business.

One of our growth strategies is to drive growth through targeted acquisitions and alliances, stronger customer relations, and new joint ventures and partnerships that contribute profitable growth while supplementing our existing brands and product portfolio. In September 2019, we entered into a definitive agreement to acquire Newmar (the "Newmar Acquisition"), a leading manufacturer of Class A and Super C motorized RVs, which is expected to close in early Fiscal 2020. Our ability to grow through acquisitions depends, in part, on the availability of suitable candidates at acceptable prices, terms, and conditions, our ability to compete effectively for acquisition candidates, and the availability of capital and personnel to complete such acquisitions and run the acquired business effectively. Any acquisition, alliance, joint venture, or partnership could impair our business, financial condition, reputation, and operating results. The benefits of an acquisition, including the pending Newmar Acquisition, or new alliance, joint venture, or partnership may take more time than expected to develop or integrate into our operations, and we cannot guarantee that previous or future acquisitions, alliances, joint ventures, or partnerships will, in fact, produce any benefits. Such acquisitions, alliances, joint ventures, and partnerships may involve a number of risks, including:

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

For further information on the risks of the Newmar Acquisition, see “Risk Factors-Risks Related to the Newmar Acquisition.”

If we are unable to properly forecast future demand of our products, our production levels may not meet demands, which could negatively impact our operating results.

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

Unanticipated changes to our distribution channel customers' inventory levels could negatively impact our operating results.

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

If we are unable to continue to enhance existing products and develop and market new or enhanced products that respond to customer needs and preferences, we may experience a decrease in demand for our products and our business could suffer.

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

The loss of a large dealer organization could have a significant impact on our business.

While none of our dealer organizations accounted for more than 10% of our Net revenues for Fiscal 2019, 2018, and 2017, the loss of a major dealer or multiple dealers could have a significant adverse effect on our business. In addition, deterioration in the liquidity or creditworthiness of a major dealer or multiple dealers could negatively impact our sales and could trigger repurchase obligations under our repurchase agreements.

If we are obligated to repurchase a substantially larger number of our products in the future than estimated due to dealer default, these purchases could result in adverse effects on our results of operations, financial condition, and cash flows.

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

For some of the components used in production, we depend on a small group of suppliers and the loss of any of these suppliers could affect our ability to obtain components timely or at competitive prices, which would decrease our results of operations, financial condition, and cash flows.

Most of our RV and marine components are readily available from numerous sources. However, a few of our components are produced by a small group of suppliers. In the case of Motorhome chassis, Mercedes-Benz (USA and Canada), Ford Motor Company, and Chrysler of Forest City Inc. are our major suppliers. Our relationship with our chassis suppliers is similar to our other supplier relationships in that no specific contractual commitments are engaged in by either party. This means that we do not have minimum purchase requirements, and our chassis suppliers do not have minimum supply requirements. Our chassis suppliers also supply to our competitors. Historically, chassis suppliers resort to an industry-wide allocation system during periods when supply is restricted. These allocations have been based on the volume of chassis previously purchased, which could mean our larger competitors could receive more chassis in a time of scarcity. Sales of motorhomes rely on chassis supply and are affected by shortages from time to time. Decisions by our suppliers to decrease production, production delays or work stoppages by the employees of such suppliers, or price increases could have a material adverse effect on our ability to produce motorhomes and ultimately, on our results of operations, financial condition, and cash flows. In Fiscal 2019, none of our manufacturers individually accounted for more than 10% of our consolidated raw material purchases.

Increases in raw material, commodity, and transportation costs and shortages of certain raw materials could negatively impact our business.

We purchase raw materials such as steel, aluminum, and other commodities, and components, such as chassis, refrigerators, and televisions, for use in our products. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, copper, lead, rubber, and others that are integrated into our end products. Our profitability is affected by significant fluctuations in the prices of the raw materials and the components and parts we use in our products. Additionally, the current political landscape has introduced significant uncertainty with respect to future trade regulations and existing international trade agreements. The U.S. has initiated tariffs on certain foreign goods, including raw materials, commodities, and products manufactured outside the U.S. that are used in our manufacturing processes, which has increased our cost of goods sold. In response, certain foreign governments have imposed tariffs on certain U.S. goods, and are considering imposing additional tariffs on other U.S. goods, including goods that we sell internationally. The tariffs imposed to date and the possibility of additional retaliatory trade actions stemming from these tariffs could continue to increase our cost of goods sold, both directly and as a result of price increases implemented by domestic suppliers, which we may not be able to pass on to our customers. The impact from these tariffs could also result in decreased demand for our products. All of these could materially and adversely affect our results of operations and financial condition.

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

Significant product repair and/or replacement costs due to product warranty claims and product recalls could have a material adverse impact on our results of operations, financial condition, and cash flows.

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

Our continued success is dependent on positive perceptions of our brands which, if impaired, could adversely affect our results of operations or financial condition.

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

If the frequency and size of product liability and other claims against us increase, our reputation and business may be harmed.

We are subject, in the ordinary course of business, to litigation including a variety of warranty, "Lemon Law," and product liability claims typical in the RV and marine industries. Although we have an insurance policy with a $50.0 million limit covering product liability, we are self-insured for the first $1.0 million of product liability claims on a per occurrence basis, with a $2.0 million aggregate per policy year. We cannot be certain that our insurance coverage will be sufficient to cover all future claims against us, which may have a material adverse effect on our results of operations and financial condition. Any increase in the frequency and size of these claims, as compared to our experience in prior years, may cause the premium that we are required to pay for insurance to rise significantly. Product liability claims may also cause us to pay punitive damages, not all of which are covered by our insurance. In addition, if product liability claims rise to a level of frequency or size that are significantly higher than similar claims made against our competitors, our reputation and business may be harmed.

We may be subject to information technology system failures, network disruptions, and breaches in data security that could adversely affect our business. In addition, the benefits of our new enterprise resource planning system may not be realized, or we may incur unanticipated costs or delays, which may result in decreased sales, increased overhead costs, excess or obsolete inventory, and product shortages, causing our business, reputation, financial condition, and operating results to suffer.

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

In addition to our general reliance on information systems, we began implementation of a new enterprise resource planning system at the end of Fiscal 2015. Though we perform planning and testing to reduce risks associated with such a complex, enterprise-wide systems change, failure to meet requirements of the business could disrupt our business and harm our reputation, which may result in decreased sales, increased overhead costs, excess or obsolete inventory, and product shortages, causing our business, reputation, financial condition, and operating results to suffer.

Failure to prevent or effectively respond to a breach of the security or privacy of our customers', clients', and suppliers' confidential information could expose us to substantial costs and reputational damage, as well as litigation and enforcement actions.

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

We are subject to certain government regulations that could have a material adverse impact on our business.

We are subject to numerous federal, state, and local regulations and the following summarizes some, but not all, of the laws and regulations that apply to us.

Federal Motor Vehicle Safety Standards govern the design, manufacture and sale of our RV products, which standards are promulgated by the NHTSA.  NHTSA requires manufacturers to recall and repair vehicles which are non-compliant with a Federal Motor Vehicle Safety Standard or contain safety defects. In addition, the U.S. Coast Guard maintains certification standards for the manufacture of our marine products, and the safety of recreational boats in the U.S. is subject to federal regulation under the Boat Safety Act of 1971, which requires boat manufacturers to recall products for replacement of parts or components that have demonstrated defects affecting safety. Any major recalls of our products, voluntary or involuntary, could have a material adverse effect on our results of operations, financial condition, and cash flows.  While we believe we are in compliance with the foregoing laws and regulations as they currently exist, amendments to any of these regulations or the implementation of new regulations could significantly increase the cost of testing, manufacturing, purchasing, operating, or selling our products and could have a material adverse effect on our results of operations, financial condition, and cash flows.  In addition, our failure to comply with present or future regulations could result in federal fines being imposed on us, potential civil and criminal liability, suspension of sales or production, or cessation of operations.

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

Failure to comply with the New York Stock Exchange and SEC laws or regulations could also have an adverse impact on our business. Additionally, amendments to these regulations and the implementation of new regulations could increase the cost of our operations and therefore could have an adverse impact on our business.

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

Changing climate-related regulations may require us to incur additional costs in order to be in compliance.

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

Certain provisions that we are subject to may reduce the ability of a third-party to acquire us, even if beneficial to shareholders.

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

Risks Related to the Newmar Acquisition

The Newmar Acquisition may not be consummated, and if consummated, may not perform as expected.

Completion of the Newmar Acquisition is subject to a number of risks and uncertainties, and we can provide no assurance that the various closing conditions to the acquisition agreement will be satisfied. To fund the Newmar Acquisition, we have obtained a commitment to fund a Bridge Facility, which is subject to certain conditions; however, we intend to raise the necessary funds to provide permanent financing through a combination of the issuance of equity and debt securities and new debt financing, which is subject to market conditions and other risks and uncertainties. In addition, if we are not able to raise gross proceeds in the amounts contemplated or at all, we may draw funds under the Bridge Facility. The timing, amounts, and terms of any such issuance will depend on market conditions and other factors, and our financing plans may change. There can be no assurance that we will be able to raise the necessary funds on terms we consider favorable, or at all. The inability to complete the Newmar Acquisition, or to obtain permanent financing on terms that are favorable, or at all, could have a material adverse effect on our results of operations, financial condition and prospects.

The Newmar Acquisition is also subject to other risks and uncertainties, including: (1) the risk that the Newmar Acquisition may not be completed, or completed within the expected timeframe; (2) costs relating to the Newmar Acquisition (including in respect of the financing transactions described above) may be greater than expected; and (3) the possibility that the closing conditions in the acquisition agreement will not be satisfied in a timely manner or at all. If the Newmar Acquisition does not close, we may be required to pay a termination fee of $5.0 million. We cannot assure you that the Newmar business will perform as expected, that integration or other one-time costs will not be greater than expected, that we will not incur unforeseen obligations or liabilities, or that the rate of return from such businesses will justify our decision to invest capital to acquire them.

We may experience difficulties in integrating the operations of Newmar into our business and in realizing the expected benefits of the Newmar Acquisition.

The success of the proposed acquisition of Newmar, if completed, will depend in part on our ability to realize the anticipated business opportunities from combining the operations of Newmar with our business in an efficient and effective manner. The integration process could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures, and policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties, or our ability to achieve the anticipated benefits of the Newmar Acquisition, and could harm our financial performance. If we are unable to successfully or timely integrate the operations of Newmar with our business, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies, and other anticipated benefits resulting from the Newmar Acquisition, and our business, results of operations, and financial condition could be materially and adversely affected.

The Newmar Acquisition also involves risks associated with acquisitions and integrating acquired assets into existing operations which could have a material adverse effect on our business, financial condition, results of operations, and cash flows, including, among others:

•	failure to implement our business plan for the combined business;

•	unanticipated issues in integrating equipment, logistics, information, communications, and other systems;

•	possible inconsistencies in standards, controls, contracts, procedures, and policies;

•	impacts of change in control provisions in contracts and agreements;

•	failure to retain key customers and suppliers;

•	unanticipated changes in applicable laws and regulations;

•	failure to recruit and retain key employees to operate the combined business;

•	increased competition within the industries in which Newmar operates;

•	difficulties in managing the expanded operations of a significantly larger and more complex combined company;

•	inherent operating risks in the business;

•	unanticipated issues, expenses, and liabilities;

•	additional reporting requirements pursuant to applicable rules and regulations;

•	additional requirements relating to internal control over financial reporting;

•	diversion of our senior management’s attention from the management of daily operations to the integration of the assets acquired in the acquisition of Newmar;

•	significant unknown and contingent liabilities we incur for which we have limited or no contractual remedies or insurance coverage;

•	the assets to be acquired failing to perform as well as we anticipate; and

•	unexpected costs, delays, and challenges arising from integrating the assets acquired in the Newmar Acquisition

•	into our existing operations.

Even if we successfully integrate the assets acquired in the Newmar Acquisition into our operations, it may not be possible to realize the full benefits we anticipate or we may not realize these benefits within the expected time frame. If we fail to realize the benefits we anticipate from the Newmar Acquisition, our business, results of operations, and financial condition may be adversely affected.

Newmar may have liabilities that are not known, probable, or estimable at this time.

As a result of the Newmar Acquisition, Newmar will become our subsidiary and it will remain subject to all of its liabilities. There could be unasserted claims or assessments that we failed or were unable to discover or identify in the course of performing due diligence investigations of Newmar. In addition, there may be liabilities that are neither probable nor estimable at this time that may become probable or estimable in the future. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our financial results.

Additionally, Newmar is subject to various rules, regulations, laws, and other legal requirements, enforced by governments or other public authorities. Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by any of Newmar’s directors, officers, employees, or agents could have a significant impact on Newmar’s business and reputation and could subject Newmar to fines and penalties and criminal, civil, and administrative legal sanctions, resulting in reduced revenues and profits.

We will incur significant transaction costs and merger-related integration costs in connection with the Newmar Acquisition.

We will incur significant costs in connection with the Newmar Acquisition. The substantial majority of these costs will be non-recurring expenses related to the acquisition. In addition, we may incur additional costs in the integration of Newmar's business and may not achieve cost synergies and other benefits sufficient to offset the incremental costs of the Newmar Acquisition.

The Newmar Acquisition may significantly increase our goodwill and other intangible assets.

We have a significant amount, and following the Newmar Acquisition we expect to have an additional amount, of goodwill and other intangible assets on our consolidated financial statements that are subject to impairment based upon future adverse changes in our business or prospects. The impairment of any goodwill and other intangible assets may have a negative impact on our consolidated results of operations.

The Newmar Acquisition may not achieve its intended results, including anticipated investment opportunities and earnings growth.

Although we expect the Newmar Acquisition to result in various benefits, we cannot assure you regarding when or the extent to which we will be able to realize these or other benefits. Achieving the anticipated benefits, is subject to a number of uncertainties, including whether the businesses acquired can be operated in the manner we intend and whether our costs to finance the Newmar Acquisition will be consistent with our expectations. Events outside of our control, including but not limited to regulatory changes or developments, could also adversely affect our ability to realize the anticipated benefits from the Newmar Acquisition. Thus, the integration of Newmar may be unpredictable, subject to delays, or changed circumstances, and we cannot assure you that Newmar will perform in accordance with our expectations or that our expectations with respect to the Newmar Acquisition will be achieved. While we expect the Newmar Acquisition to be accretive in the first year following the Newmar Acquisition, excluding transaction-related amortization and one-time costs, we cannot assure you that the Newmar Acquisition will be accretive to the extent we anticipate or at all. In addition, we cannot assure you that the Acquisition will result in higher operating or EBITDA margins, less cyclicality in our business, greater cash flow predictability, or that the Newmar Acquisition will lead to the return on invested capital currently anticipated. We cannot assure you that we will be able to drive further operating improvements to Newmar’s business, improve or expand Newmar’s operating or EBITDA margins, or be able to grow Newmar’s business, revenues, or profitability.

Integrating Newmar’s business into our business may divert management’s attention away from operations, and we may also encounter significant difficulties in integrating the two businesses.

The Newmar Acquisition involve, among other things, the integration into our business platform of Newmar. The success of the Newmar Acquisition and its anticipated financial and operational benefits, including increased revenues, synergies, and cost savings, will depend in part on our ability to successfully combine and integrate Newmar’s business into ours, and there can be no assurance regarding when or the extent to which we will be able to realize these increased revenues, synergies, cost savings, or other benefits. These benefits may not be achieved within the anticipated time frame, or at all.

Successful integration of Newmar’s operations, products and personnel may place a significant burden on management and other internal resources. The diversion of management’s attention, and any difficulties encountered in the transition and integration process, could harm our business, financial condition, and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal manufacturing, maintenance, and service operations are conducted in multi-building complexes owned or leased by us. The following sets forth our material facilities as of August 31, 2019:

Location	Facility Type/Use	Reportable Segment	# of Buildings	Owned or Leased	Square Footage
Charles City, IA	Manufacturing	Motorhome	2	Owned	161,000
Forest City, IA	Manufacturing, warehouse, maintenance, service, and office	Motorhome	35	Owned	2,005,000
Forest City, IA	Warehouse	Motorhome	1	Leased	1,000
Lake Mills, IA	Manufacturing	Motorhome	1	Owned	99,000
Waverly, IA	Manufacturing	Motorhome	1	Owned	33,000
Junction City, OR	Manufacturing, service, and office	Motorhome	10	Owned	305,000
Middlebury, IN	Manufacturing and office	Towable	6	Owned	449,000
Middlebury, IN	Manufacturing, service, and office	Towable	9	Leased	995,000
Bristol, IN	Manufacturing and maintenance	Towable	1	Leased	50,000
Sarasota, FL	Manufacturing, warehouse, and office	Corporate / All Other	3	Owned	136,000
Eden Prairie, MN	Office	Corporate / All Other	1	Leased	30,000
			70		4,264,000
Refer to Note 11, Contingent Liabilities and Commitments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information on our leases.

Most of our buildings are of steel or steel and concrete construction and are protected from fire with high‑pressure sprinkler systems, dust collector systems, automatic fire doors, and alarm systems. We believe that our facilities and equipment are well maintained and suitable for the purposes for which they are intended.

Under terms of our Credit Agreement, we have encumbered substantially all of our real property for the benefit of the lenders under those facilities. For additional information, see Note 9, Long-Term Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Item 3. Legal Proceedings.

For a description of our legal proceedings, see Note 11, Contingent Liabilities and Commitments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosure.

Not Applicable.

Information about our Executive Officers

Name	Office (Year First Elected an Officer)	Age
Michael J. Happe	President and Chief Executive Officer (2016)	48
Ashis N. Bhattacharya	Vice President, Business Development, Specialty Vehicles, and Advanced Technology (2016)	56
Stacy L. Bogart	Vice President, General Counsel and Secretary (2018)	55
Donald J. Clark	President of Grand Design RV; Vice President of Winnebago Industries (2016)	59
S. Scott Degnan	Vice President and General Manager, Towables Business (2012)	54
Brian D. Hazelton	Vice President and General Manager, Motorhome Business (2016)	53
Bryan L. Hughes	Vice President, Chief Financial Officer (2017)	50
Jeff D. Kubacki	Vice President, Information Technology, Chief Information Officer (2016)	61
Christopher D. West	Vice President, Operations (2016)	47
Bret A. Woodson	Vice President, Administration (2015)	49

Officers are elected annually by the Board of Directors and hold office until their successors are chosen and qualify or until their death or resignation. There are no family relationships between or among any of the Executive Officers or Directors of the Company.

Mr. Happe joined Winnebago Industries in January 2016 as President and Chief Executive Officer. Prior to joining Winnebago, he had been employed by The Toro Company, a provider of outdoor maintenance and beautification products, from 1997 to 2016. He served as Executive Officer and Group Vice President of Toro's Residential and Contractor businesses from March 2012 to December 2015. From August 2010 to March 2012, he served as Vice President, Residential and Landscape Contractor Businesses. Prior to that, he held a series of senior leadership positions throughout his career across a variety of Toro's domestic and international divisions.

Mr. Bhattacharya joined Winnebago Industries in May 2016 as Vice President, Strategic Planning and Development. He became Vice President, Business Development, Specialty Vehicles, and Advanced Technology in 2019. Prior to joining Winnebago, Mr. Bhattacharya served at Honeywell International, Inc., a software industrial company, as Vice President, Strategy, Alliances & Internet of Things for the Sensing and Productivity Solutions division from 2010 to 2016. Prior to that, he was employed with Moog, Motorola, and Bain & Company in a variety of roles.

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

Mr. Clark, President of Grand Design RV and Vice President of Winnebago Industries, became an officer of Winnebago Industries in November 2016 in accordance with terms of the Grand Design acquisition. He co-founded Grand Design RV, LLC in 2012 and built the team at Grand Design RV. Mr. Clark has over 30 years of successful RV industry experience.

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

Mr. Hughes joined Winnebago Industries in April 2017 and was appointed Vice President, Chief Financial Officer of the Company in May 2017. Mr. Hughes joined Winnebago Industries from Ecolab, Inc., a water technologies and services company, where he served as Senior Vice President and Corporate Controller from 2014 to 2017, as Vice President of Finance from 2008 to 2014 and in various management positions from 1996 to 2008. Prior to his employment with Ecolab, Inc., he worked for Ernst & Young, a public accounting firm.

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

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the New York Stock Exchange with the ticker symbol of WGO.

Holders

Shareholders of record as of October 7, 2019: 2,445

Dividends Paid Per Share

On August 14, 2019, our Board of Directors declared a quarterly cash dividend of $0.11 per share, totaling $3.5 million, paid on September 25, 2019 to common stockholders of record at the close of business on September 11, 2019. The Board currently intends to continue to pay quarterly cash dividends payments in the future; however, declaration of future dividends, if any, will be based on several factors including our financial performance, outlook, and liquidity.

Our Credit Agreement, as further described in Note 9, Long-Term Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, contains restrictions that may limit our ability to pay dividends, if we fail to maintain certain financial covenants.

Issuer Purchases of Equity Securities

Our Credit Agreement contains restrictions that may limit our ability to make distributions or payments with respect to purchases of our common stock without consent of the lenders, except for limited purchases of our common stock from employees, in the event of a significant reduction in our EBITDA or in the event of a significant borrowing on our ABL credit facility. See additional information on our ABL in Note 9, Long-Term Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

On October 18, 2017, our Board of Directors authorized a share repurchase program in the amount of $70.0 million. There is no time restriction on the authorization. During Fiscal 2019, we repurchased 0.2 million shares of our common stock at a cost of $6.1 million. An additional 0.1 million shares of our common stock at a cost of $2.1 million were repurchased to satisfy tax obligations on employee equity awards as they vested. We continually evaluate if share repurchases reflect a prudent use of our capital and, subject to compliance with our Credit Agreement, we may purchase shares in the future. At August 31, 2019, we have $58.9 million remaining on our board repurchase authorization.

Purchases of our common stock during each fiscal month of the fourth quarter of Fiscal 2019 were:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)(3)
05/26/19 - 06/29/19	13,285	$32.71	12,273	$58,870,000
06/30/19 - 07/27/19	—	$—	—	$58,870,000
07/28/19 - 08/31/19	409	$32.25	—	$58,870,000
Total	13,694	$32.69	12,273	$58,870,000

(1)
Shares not purchased as part of a publicly announced program were repurchased from employees who vested in Company shares and elected to pay their payroll tax via the value of shares delivered as opposed to cash.

(2)	Pursuant to a $70.0 million share repurchase program authorized by our Board of Directors on October 18, 2017. There is no time restriction on the authorization.

(3)	Adjustment in dollar amount remaining available for repurchase from prior quarter reflects correction in counting share repurchases against authorization.

Equity Compensation Plan Information

The following table provides information as of August 31, 2019 with respect to shares of our common stock that may be issued under our existing equity compensation plans:

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in (a))
Equity compensation plans approved by shareholders - 2004 Plan	6,500	(2)	$—	—
Equity compensation plans approved by shareholders - 2014 Plan	667,764	(3)	$34.43	—
Equity compensation plans approved by shareholders - 2019 Plan	—	(4)	$—	4,101,850	(5)
Equity compensation plans approved by shareholders - ESPP	1,820	(6)	$—	149,342	(7)
Equity compensation plans not approved by shareholders(8)	35,198	(9)	$—	—	(10)
Total	711,282		$34.43	4,251,192

(1)	This number represents the weighted average exercise price of outstanding stock options only. Restricted share awards do not have an exercise price so weighted average is not applicable.

(2)	This number represents unvested share awards granted under the 2004 Plan. No new grants may be made under the 2004 Plan.

(3)
This number represents stock options and unvested stock awards granted under the 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan, as amended ("2014 Plan"). The 2014 Plan replaced the 2004 Plan effective January 1, 2014.

(4)
This number represents stock options and unvested stock awards granted under the Winnebago Industries, Inc. 2019 Omnibus Incentive Plan ("2019 Plan"), which replaced the 2014 Plan effective on December 11, 2018.

(5)	This number represents shares available for grant of awards under the 2019 Plan as of August 31, 2019.

(6)	This number represents unvested stock awards granted under the Winnebago Industries, Inc. Employee Stock Purchase Plan ("ESPP").

(7)	This number represents shares available for issuance under the ESPP as of August 31, 2019.

(8)
Our sole equity compensation plan not previously submitted to our shareholders for approval is the Directors' Deferred Compensation Plan, as amended ("Directors' Plan"). The Board of Directors may terminate the Directors' Plan at any time. If not terminated earlier, the Directors' Plan will automatically terminate on June 30, 2023. For a description of the key provisions of the Directors' Plan, see the information in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 17, 2019 under the caption "Director Compensation," which information is incorporated by reference herein.

(9)	Represents shares of common stock issued to a trust which underlie stock units, payable on a one-for-one basis, credited to stock unit accounts as of August 31, 2019 under the Directors' Plan.

(10)
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

Performance Graph

The following graph compares our five-year cumulative total shareholder return (including reinvestment of dividends) with the cumulative total return on the Standard & Poor's 500 Index and a peer group. The peer group companies consisting of Thor Industries, Inc., Polaris Industries, Inc., and Brunswick Corporation were selected by us as they also manufacture recreation products. It is assumed in the graph that $100 was invested in our common stock, in the Standard & Poor's 500 Index and in the stocks of the peer group companies on August 30, 2014 and that all dividends received within a quarter were reinvested in that quarter. In accordance with the guidelines of the SEC, the shareholder return for each entity in the peer group index has been weighted on the basis of market capitalization as of each annual measurement date set forth in the graph.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100

200
150
100
50
Index Value
8/30/2014
8/29/2015
8/27/2016
8/26/2017
8/25/2018
8/31/2019
Period Ending
Winnebago Industries, Inc.
S&P 500 Index
Peer Group

	Base Period
Company/Index	August 30, 2014	August 29, 2015	August 27, 2016	August 26, 2017	August 25, 2018	August 31, 2019
Winnebago Industries, Inc.	100.00	83.98	100.25	146.84	159.98	139.15
S&P 500 Index	100.00	101.32	112.94	129.87	155.77	161.89
Peer Group	100.00	99.79	90.86	106.13	117.57	80.43
Source: Zacks Investment Research, Inc.

Item 6. Selected Financial Data.

(in thousands, except per share data)
Fiscal Year	2019	2018	2017(1)	2016	2015
Consolidated Statements of Income Data:
Net revenues	$1,985,674	$2,016,829	$1,547,119	$975,226	$976,505
Net income	111,798	102,357	71,330	45,496	41,210
Income per common share:
Basic	3.55	3.24	2.33	1.69	1.53
Diluted	3.52	3.22	2.32	1.68	1.52
Dividends paid per common share	0.43	0.40	0.40	0.40	0.36

Year End Data:
Total assets	1,104,231	1,051,805	902,512	390,718	362,174
Total non-current liabilities	274,275	313,175	293,680	29,410	59,601
Note: Fiscal 2019 included 53 weeks. All other years presented included 52 weeks.

(1)	Includes Grand Design operations from the date of its acquisition on November 8, 2016.

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

Overview

Winnebago Industries, Inc. is one of the leading U.S. manufacturers with a diversified portfolio of recreation vehicles ("RV"s) and marine products used primarily in leisure travel and outdoor recreation activities. We produce our Towable units in IN; our Motorhome units in manufacturing facilities in IA; and our marine products in FL. We distribute our RV and marine products primarily through independent dealers throughout the U.S. and Canada, who then retail the products to the end consumer. We also distribute our marine products internationally through independent dealers, who then retail the products to the end consumer.

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

Refer to the Results of Operations-Fiscal 2019 Compared to Fiscal 2018 and the Results of Operations-Fiscal 2018 Compared to Fiscal 2017 for a detailed reconciliation of items that impacted EBITDA and Adjusted EBITDA. We have included this non-GAAP performance measure as a comparable measure to illustrate the effect of non-recurring transactions occurring during the year and improve comparability of our results from period to period.  We believe Adjusted EBITDA provides meaningful supplemental information about our operating performance because this measure excludes amounts that we do not consider part of our core operating results when assessing our performance. Examples of items excluded from Adjusted EBITDA include acquisition-related costs, restructuring expenses, and non-operating income.

Management uses these non-GAAP financial measures (a) to evaluate our historical and prospective financial performance and trends as well as our performance relative to competitors and peers; (b) to measure operational profitability on a consistent basis; (c) in presentations to the members of our board of directors to enable our board of directors to have the same measurement basis of operating performance as is used by management in its assessments of performance and in forecasting and budgeting for our company; (d) to evaluate potential acquisitions; and (e) to ensure compliance with covenants and restricted activities under the terms of our Credit Agreement, as further described in Note 9, Long-Term Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. We believe these non-GAAP financial measures are frequently used by securities analysts, investors, and other interested parties to evaluate companies in our industry.

Business Combinations

On June 4, 2018, we acquired 100% of the ownership interests of Chris-Craft, a privately-owned company based in Sarasota, FL. Chris-Craft manufactures and sells premium quality boats in the recreational powerboat industry through an established global network of independent authorized dealers.

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

Subsequent to Year-end

On September 15, 2019, we entered into a definitive agreement to acquire Newmar Corporation for total consideration of approximately $344 million, based on the closing price of our stock on September 13, 2019. The consideration will consist of approximately $270.0 million in cash and a fixed amount of 2.0 million shares of our stock. Newmar is a leading manufacturer of Class A and Super C motorized recreational vehicles that sells through an established network of independent authorized dealers throughout North America.

The Purchase Agreement also provides that we may terminate the Purchase Agreement if our stock price falls below $20.00 per share, in which case we will be subject to a termination fee of $5.0 million. The acquisition is not subject to approval by our shareholders.

In connection with the execution of the Purchase Agreement, we executed a commitment letter with Goldman Sachs Bank USA, Bank of Montreal, and BMO Capital Markets Corp. (the “Commitment Letter”). As set forth in the Commitment Letter, (a) we intend to obtain up to $290.0 million in gross cash proceeds from the issuance of senior secured notes (the “Senior Notes”) and (b) if we do not, or are unable to, issue the full amount of the Senior Notes at or prior to the time of the closing of the acquisition, we plan to obtain a senior secured bridge facility in an amount up to $290.0 million minus any gross cash proceeds received by us from the issuance of any Senior Notes or other securities.

Reportable Segments

We have five operating segments: 1) Grand Design towables, 2) Winnebago towables, 3) Winnebago motorhomes, 4) Chris-Craft marine, and 5) Winnebago specialty vehicles. We evaluate performance based on each operating segment's Adjusted EBITDA, as defined above, which excludes certain corporate administration expenses and non-operating income and expense.

Our two reportable segments include: 1) Towable (comprised of products which are not motorized and are generally towed by another vehicle as well as other related manufactured products and services), which is an aggregation of the Winnebago towables and Grand Design towables operating segments, and 2) Motorhome (comprised of products that include a motorized chassis as well as other related manufactured products and services).

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

We track RV Industry conditions using these key statistics to monitor trends and evaluate and understand our performance relative to the overall industry. The following is an analysis of changes in these key statistics for the rolling 12 months through August as of 2019 and 2018:

	US and Canada Industry
	Wholesale Unit Shipments per RVIA				Retail Unit Registrations per Stat Surveys
	Rolling 12 Months through August				Rolling 12 Months through August
	2019	2018	Unit Change	% Change	2019	2018	Unit Change	% Change
Towable(1)	355,598	443,791	(88,193)	(19.9)%	395,181	421,013	(25,832)	(6.1)%
Motorhome(2)	48,605	62,095	(13,490)	(21.7)%	52,416	59,204	(6,788)	(11.5)%
Combined	404,203	505,886	(101,683)	(20.1)%	447,597	480,217	(32,620)	(6.8)%

(1)	Towable: Fifth wheel and travel trailer products.

(2)	Motorhome: Class A, B and C products.

The rolling twelve months shipments for 2019 and 2018 reflect a contraction in shipments as dealers rationalize inventory. The rolling twelve months retail information for 2019 and 2018 illustrates that the RV industry is growing at a slower rate than previous quarters, however ahead of wholesale shipments. We believe retail demand is the key driver to continued growth in the industry.

The most recent RVIA wholesale shipment forecasts for calendar year 2020, as noted in the table below, indicate that industry shipments are most likely expected to decline in 2020. The RV sales outlook for 2019 considers the continuation of dealer inventory realignment that has been occurring over the last 9-12 months and gradually increasing interest rates, partially offset by anticipated growth in wages and employment levels.

	Calendar Year
Wholesale Unit Shipment Forecast per RVIA(1)	2020 Forecast	2019 Actual	Unit Change	% Change
Aggressive	400,900	401,200	(300)	(0.1)%
Most likely	387,400	401,200	(13,800)	(3.4)%
Conservative	368,000	401,200	(33,200)	(8.3)%

(1)	Prepared by Dr. Richard Curtin of the University of Michigan Consumer Survey Research Center for RVIA and reported in the Roadsigns RV Fall 2019 Industry Forecast Issue.

Market Share

Our retail unit market share, as reported by Stat Surveys based on state records, is illustrated below. Note that this data is subject to adjustment and is continuously updated.

	Rolling 12 Months through August		Calendar Year
US and Canada	2019	2018	2018	2017	2016(1)
Travel trailer and fifth wheels	8.8%	7.4%	7.8%	6.1%	1.7%
Motorhome A, B, C	15.3%	15.6%	15.6%	16.3%	18.0%
Total market share	9.5%	8.5%	8.7%	7.4%	3.7%

(1)	Includes retail unit market share for Grand Design since acquisition on November 8, 2016.

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

The following table illustrates the cumulative project costs:

						Cumulative
(in thousands)	2019	2018	2017	2016	2015	Investment
Capitalized	$3,875	$5,941	$1,881	$7,798	$3,291	$22,786	57.5%
Expensed	3,709	2,107	2,601	5,930	2,528	16,875	42.5%
Total	$7,584	$8,048	$4,482	$13,728	$5,819	$39,661	100.0%

Restructuring

On February 4, 2019, we announced our intent to move our Motorhome diesel production from Junction City, OR to Forest City, IA to enable more effective product development and improve our cost structure. These restructuring activities resulted in pretax charges of $1.9 million in Fiscal 2019. These expenses are included in our Motorhome segment and include employee-related costs and accelerated depreciation for assets that will no longer be used. Employee-related costs were primarily paid in Fiscal 2019. We expect additional expenses of approximately $1.0 million in Fiscal 2020, primarily related to facility closure costs. We expect these expenses to be fully offset by the corresponding savings generated by the project.

We currently estimate that upon completion of this restructuring plan in Fiscal 2020, these actions will reduce annual costs by approximately $4.0 million, which is primarily due to lower employee-related costs, lower depreciation expense, and other manufacturing and logistics efficiencies. We achieved a portion of these savings in Fiscal 2019. We expect a portion of these savings will be achieved in Fiscal 2020, and the full annual benefit of these actions is expected in Fiscal 2021.

Results of Operations - Fiscal 2019 Compared to Fiscal 2018

Consolidated Performance Summary

The following is an analysis of changes in key items included in the statements of operations for the fiscal year ended August 31, 2019 compared to the fiscal year ended August 25, 2018:

(in thousands, except percent and per share data)	2019	% of Revenues(1)	2018	% of Revenues(1)	$ Change	% Change
Net revenues	$1,985,674	100.0%	$2,016,829	100.0%	$(31,155)	(1.5)%
Cost of goods sold	1,678,477	84.5%	1,716,993	85.1%	(38,516)	(2.2)%
Gross profit	307,197	15.5%	299,836	14.9%	7,361	2.5%
Selling, general, and administrative expenses ("SG&A")	142,295	7.2%	130,116	6.5%	12,179	9.4%
Amortization of intangible assets	9,635	0.5%	9,328	0.5%	307	3.3%
Total operating expenses	151,930	7.7%	139,444	6.9%	12,486	9.0%
Operating income	155,267	7.8%	160,392	8.0%	(5,125)	(3.2)%
Interest expense	17,939	0.9%	18,246	0.9%	(307)	(1.7)%
Non-operating income	(1,581)	(0.1)%	(494)	—%	1,087	220.0%
Income before income taxes	138,909	7.0%	142,640	7.1%	(3,731)	(2.6)%
Provision for income taxes	27,111	1.4%	40,283	2.0%	(13,172)	(32.7)%
Net income	$111,798	5.6%	$102,357	5.1%	$9,441	9.2%

Diluted income per share	$3.52		$3.22		$0.30	9.3%
Diluted average shares outstanding	31,721		31,814		(93)	(0.3)%

(1)	Percentages may not add due to rounding differences.

Net revenues decreased in Fiscal 2019 compared to Fiscal 2018 primarily due to a decrease in our Motorhome segment sales, which is partially offset by an increase in our Towable segment sales and the acquisition of Chris-Craft in the fourth quarter of Fiscal 2018.

Gross profit as a percentage of revenue increased in Fiscal 2019 compared to Fiscal 2018 due to a favorable mix and pricing that were partially offset by higher allowances and higher cost inputs.

Operating expenses increased in Fiscal 2019 compared to Fiscal 2018 due to the addition of the Chris-Craft business and investments in our business, partially offset by a reduction in variable compensation.

Interest expense decreased in Fiscal 2019 compared to Fiscal 2018 due to the unamortized debt issuance costs expensed in Fiscal 2018 related to our voluntary prepayment on our Credit Agreement and our Credit Agreement amendment during the second quarter of Fiscal 2018, which resulted in a decrease to the interest rate spread by 1.0% on the Term Loan and 0.25% on the ABL.

Non-operating income increased in Fiscal 2019 compared to Fiscal 2018 due to net proceeds received from company-owned life insurance policies.

The effective tax rate decreased to 19.5% in Fiscal 2019 compared to 28.2% in Fiscal 2018 primarily due to the enactment of the Tax Cuts and Jobs Act (the "Tax Act") on December 22, 2017 and $3.6 million in net favorable discrete items, primarily attributable to R&D-related tax credits, realized in the current fiscal year. The reduction related to the enactment of the Tax Act is primarily attributable to the reduction in the Federal statutory tax rate to 21% being applied to the entirety of Fiscal 2019 earnings whereas Fiscal 2018 utilized a blended rate of 25.9%.

Net income and diluted income per share increased in Fiscal 2019 compared to Fiscal 2018 primarily due to a lower effective tax rate and increased Towable segment sales, partially offset by a decrease in our Motorhome segment profitability.

Non-GAAP Reconciliation

The following table reconciles net income to consolidated EBITDA and Adjusted EBITDA for Fiscal 2019 and 2018:

(in thousands)	2019	2018
Net income	$111,798	$102,357
Interest expense	17,939	18,246
Provision for income taxes	27,111	40,283
Depreciation	13,682	9,849
Amortization of intangible assets	9,635	9,328
EBITDA	180,165	180,063
Restructuring(1)	1,068	—
Acquisition-related costs	—	2,177
Non-operating income	(1,581)	(494)
Adjusted EBITDA	$179,652	$181,746

(1)	Balance excludes depreciation expense classified as restructuring as the balance is already included in the EBITDA calculation.

Reportable Segment Performance Summary

Towable

The following is an analysis of key changes in our Towable segment for Fiscal 2019 and 2018:

(in thousands, except ASP)	2019	% of Revenues	2018	% of Revenues	$ Change	% Change
Net revenues	$1,197,327		$1,127,723		$69,604	6.2%
Adjusted EBITDA	163,677	13.7%	157,010	13.9%	6,667	4.2%

Average Selling Price ("ASP")(1)	32,811		30,941		1,870	6.0%

Unit deliveries	2019	Product Mix(2)	2018	Product Mix(2)	Unit Change	% Change
Travel trailer	22,458	61.0%	22,360	61.1%	98	0.4%
Fifth wheel	14,371	39.0%	14,229	38.9%	142	1.0%
Total Towable	36,829	100.0%	36,589	100.0%	240	0.7%

($ in thousands)	August 31, 2019		August 25, 2018		Change	% Change
Backlog(3)
Units	7,225		7,651		(426)	(5.6)%
Dollars	$234,339		$244,854		$(10,515)	(4.3)%
Dealer Inventory
Units	15,658		14,877		781	5.2%

(1)	ASP excludes off-invoice dealer incentives.

(2)	Percentages may not add due to rounding differences.

(3)
We include in our backlog all accepted orders from dealers to generally be shipped within the next six months. Orders in backlog can be cancelled or postponed at the option of the dealer at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Net revenues increased in Fiscal 2019 compared to Fiscal 2018 due to increased pricing and organic volume growth.

ASP increased in Fiscal 2019 compared to Fiscal 2018 due to price increases as well as favorable product mix.

Adjusted EBITDA increased in Fiscal 2019 compared to Fiscal 2018 primarily due to sales growth, offset partially by higher incentives to dealers and higher input costs.

Unit deliveries increased in Fiscal 2019 to Fiscal 2018 primarily due to volume growth in excess of recent industry trends. Our Towable segment market share increased from 7.4% to 8.8% when comparing retail registrations during the twelve-month trailing periods ended August 2018 and August 2019. Shipments grew faster than the industry as a result of greater penetration of our new products and further expansion of our products on dealer lots.

We have seen a decrease in the backlog volumes as of August 31, 2019 compared to August 25, 2018 due to our utilization of additional capacity added during 2018 and a change in our dealer ordering patterns as a result of a more challenging retail environment, partially offset by strong demand for our new products.

Motorhome

The following is an analysis of key changes in our Motorhome segment for Fiscal 2019 and 2018:

(in thousands, except ASP)	2019	% of Revenues	2018	% of Revenues	$ Change	% Change
Net revenues	$706,927		$860,675		$(153,748)	(17.9)%
Adjusted EBITDA	27,455	3.9%	35,508	4.1%	(8,053)	(22.7)%

ASP(1)	93,549		89,879		3,670	4.1%

Unit deliveries	2019	Product Mix(2)	2018	Product Mix(2)	Unit Change	% Change
Class A	1,582	20.8%	2,997	31.4%	(1,415)	(47.2)%
Class B	2,784	36.7%	2,012	21.1%	772	38.4%
Class C	3,225	42.5%	4,539	47.5%	(1,314)	(28.9)%
Total Motorhome	7,591	100.0%	9,548	100.0%	(1,957)	(20.5)%

($ in thousands)	August 31, 2019		August 25, 2018		Change	% Change
Backlog(3)
Units	1,808		1,693		115	6.8%
Dollars	$165,373		$157,554		$7,819	5.0%
Dealer Inventory
Units	3,891		4,620		(729)	(15.8)%

(1)	ASP excludes off-invoice dealer incentives.

(2)	Percentages may not add due to rounding differences.

(3)
We include in our backlog all accepted orders from dealers to generally be shipped within the next six months. Orders in backlog can be cancelled or postponed at the option of the dealer at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Net revenues decreased in Fiscal 2019 compared to Fiscal 2018 due to a decrease in the number of units sold, partially offset by increased pricing.

ASP increased in Fiscal 2019 compared to Fiscal 2018 due to price increases implemented during the second half of Fiscal 2018.

Adjusted EBITDA decreased in Fiscal 2019 compared to Fiscal 2018 due to lower volume and higher input costs, partially offset by increased pricing and favorable mix of business.

Unit deliveries decreased in Fiscal 2019 compared to Fiscal 2018 driven by decreases in our Class A and Class C products, partially offset by an increase in our Class B products.

We have seen an increase in the volume and dollar value of backlog as of August 31, 2019 compared to August 25, 2018 due to the introduction of new product models.

Results of Operations - Fiscal 2018 Compared to Fiscal 2017

Consolidated Performance Summary

The following is an analysis of changes in key items included in the statements of operations for the fiscal year ended August 25, 2018 compared to the fiscal year ended August 26, 2017:

(in thousands, except percent and per share data)	2018	% of Revenues(1)	2017	% of Revenues(1)	$ Change	% Change
Net revenues	$2,016,829	100.0%	$1,547,119	100.0%	$469,710	30.4%
Cost of goods sold	1,716,993	85.1%	1,324,542	85.6%	392,451	29.6%
Gross profit	299,836	14.9%	222,577	14.4%	77,259	34.7%
SG&A	130,116	6.5%	97,607	6.3%	32,509	33.3%
Postretirement health care benefit income	—	—%	(24,796)	(1.6)%	24,796	(100.0)%
Amortization of intangible assets	9,328	0.5%	24,660	1.6%	(15,332)	(62.2)%
Total operating expenses	139,444	6.9%	97,471	6.3%	41,973	43.1%
Operating income	160,392	8.0%	125,106	8.1%	35,286	28.2%
Interest expense	18,246	0.9%	16,837	1.1%	1,409	8.4%
Non-operating income	(494)	—%	(330)	—%	164	49.7%
Income before income taxes	142,640	7.1%	108,599	7.0%	34,041	31.3%
Provision for income taxes	40,283	2.0%	37,269	2.4%	3,014	8.1%
Net income	$102,357	5.1%	$71,330	4.6%	$31,027	43.5%

Diluted income per share	$3.22		$2.32		$0.90	38.8%
Diluted average shares outstanding	31,814		30,766		1,048	3.4%

(1)	Percentages may not add due to rounding differences.

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
The overall effective income tax rate for Fiscal 2018 was 28.2% compared to the effective income tax rate of 34.3% for Fiscal 2017. The decrease in the tax rate from Fiscal 2017 to Fiscal 2018 was primarily due to the decrease in the Federal statutory rate as part of the enactment of the Tax Act on December 22, 2017. The decrease was partially offset by the required remeasurement of our net deferred tax assets due to the change in the Federal statutory tax rate.
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

Non-GAAP Reconciliation

The following table reconciles net income to consolidated EBITDA and Adjusted EBITDA for Fiscal 2018 and 2017:

(in thousands)	2018	2017
Net income	$102,357	$71,330
Interest expense	18,246	16,837
Provision for income taxes	40,283	37,269
Depreciation	9,849	7,315
Amortization of intangible assets	9,328	24,660
EBITDA	180,063	157,411
Postretirement health care benefit income	—	(24,796)
Acquisition-related costs	2,177	6,592
Non-operating income	(494)	(330)
Adjusted EBITDA	$181,746	$138,877

Reportable Segment Performance Summary

Towable

The following is an analysis of key changes in our Towable segment for Fiscal 2018 and 2017:

(in thousands, except ASP)	2018	% of Revenues	2017	% of Revenues	$ Change	% Change
Net revenues	$1,127,723		$685,197		$442,526	64.6%
Adjusted EBITDA	157,010	13.9%	89,734	13.1%	67,276	75.0%

ASP(1)	30,941		30,571		370	1.2%

Unit deliveries	2018	Product Mix(2)	2017	Product Mix(2)	Unit Change	% Change
Travel trailer	22,360	61.1%	13,650	60.7%	8,710	63.8%
Fifth wheel	14,229	38.9%	8,824	39.3%	5,405	61.3%
Total Towable	36,589	100.0%	22,474	100.0%	14,115	62.8%

($ in thousands)	August 25, 2018		August 26, 2017		Change	% Change
Backlog(3)
Units	7,651		8,001		(350)	(4.4)%
Dollars	$244,854		$229,706		$15,148	6.6%
Dealer Inventory
Units	14,877		9,545		5,332	55.9%

(1)	ASP excludes off-invoice dealer incentives.

(2)	Percentages may not add due to rounding differences.

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

Motorhome

The following is an analysis of key changes in our Motorhome segment for Fiscal 2018 and 2017:

(in thousands, except ASP)	2018	% of Revenues	2017	% of Revenues	$ Change	% Change
Net revenues	$860,675		$853,360		$7,315	0.9%
Adjusted EBITDA	35,508	4.1%	56,518	6.6%	(21,010)	(37.2)%

ASP(1)	89,879		91,759		(1,880)	(2.0)%

Unit deliveries	2018	Product Mix(2)	2017	Product Mix(2)	Unit Change	% Change
Class A	2,997	31.4%	3,182	34.4%	(185)	(5.8)%
Class B	2,012	21.1%	1,541	16.6%	471	30.6%
Class C	4,539	47.5%	4,537	49.0%	2	—%
Total Motorhome	9,548	100.0%	9,260	100.0%	288	3.1%

($ in thousands)	August 25, 2018		August 26, 2017		Change	% Change
Backlog(3)
Units	1,693		1,293		400	30.9%
Dollars	$157,554		$122,142		$35,412	29.0%
Dealer Inventory
Units	4,620		4,282		338	7.9%

(1)	ASP excludes off-invoice dealer incentives.

(2)	Percentages may not add due to rounding differences.

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

Analysis of Financial Condition, Liquidity, and Capital Resources

Cash Flows

The following table summarizes our cash flows from total operations for Fiscal 2019, 2018, and 2017:

(in thousands)	2019	2018	2017
Total cash provided by (used in):
Operating activities	$133,750	$83,346	$97,127
Investing activities	(38,936)	(111,761)	(405,385)
Financing activities	(59,725)	(5,188)	258,620
Net increase (decrease) in cash and cash equivalents	$35,089	$(33,603)	$(49,638)

Operating Activities

Cash provided by operating activities increased in Fiscal 2019 compared to Fiscal 2018 primarily due to steady profitability and working capital as a percent of sales.

Cash provided by operating activities decreased in Fiscal 2018 compared to Fiscal 2017 due to an increase in inventory to support organic growth, partially offset by growth in net income.

Investing Activities

Cash used in investing activities decreased in Fiscal 2019 compared to Fiscal 2018 primarily due to a decrease in cash used for the Chris-Craft acquisition in Fiscal 2018 partially offset by increased capital expenditures related to the capacity expansions within our Towable segment.

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

Financing Activities

Cash used in financing activities increased in Fiscal 2019 compared to Fiscal 2018 primarily due to increased net payments on our Credit Agreement and increased share repurchases.

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

Debt and Capital

As described in Note 9, Long-Term Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, our Credit Agreement consisted of a term loan B loan agreement ("Term Loan") and an asset-based revolving credit agreement ("ABL") (collectively, the "Credit Agreement") with JPMorgan Chase. The commitment under the ABL was increased to $192.5 million revolving credit agreement as of October 22, 2019.

Other Financial Measures

Working capital at August 31, 2019 and August 25, 2018 was $212.9 million and $167.8 million, respectively. We currently expect cash on hand, funds generated from operations, and the borrowing available under our Credit Agreement to be sufficient to cover both short-term and long-term operating requirements.

Capital Expenditures

We anticipate capital expenditures in Fiscal 2020 of approximately $35.0 million to $45.0 million. We will continue to invest in our ERP system as well as expand our Towable and marine facilities and make improvements to our Motorhome facilities.

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

On October 18, 2017, our Board of Directors authorized a share repurchase program in the amount of $70.0 million. There is no time restriction on the authorization. During Fiscal 2019, we repurchased 0.2 million shares of our common stock at a cost of $6.1 million. An additional 0.1 million shares of our common stock at a cost of $2.1 million were repurchased to satisfy tax obligations on employee equity awards as they vested. We continually evaluate if share repurchases reflect a prudent use of our capital and, subject to compliance with our Credit Agreement, we may purchase shares in the future. At August 31, 2019, we have $58.9 million remaining on our board repurchase authorization.

On August 14, 2019, our Board of Directors declared a quarterly cash dividend of $0.11 per share, totaling $3.5 million, paid on September 25, 2019 to common stockholders of record at the close of business on September 11, 2019.

Contractual Obligations and Commercial Commitments

Our principal contractual obligations and commercial commitments as of August 31, 2019 were as follows:

	Total	Payments Due by Period
(in thousands)		Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
ABL(1)	$—	$—	$—	$—	$—
Term loan(2)	260,000	10,250	30,000	219,750	—
Interest at variable rate(3)	29,956	8,447	14,596	6,913	—
Net swap payments(4)	28,596	6,580	13,675	8,341	—
Deferred compensation obligations	15,798	2,925	5,606	4,288	2,979
Operating leases(5)	25,057	4,100	7,553	7,928	5,476
Contracted services	4,571	1,771	2,088	665	47
Unrecognized tax benefits(6)	3,591	—	—	—	—
Total contractual cash obligations	$367,569	$34,073	$73,518	$247,885	$8,502

	Total	Expiration by Period
(In thousands)		Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contingent repurchase obligations	$874,912	$770,005	$104,907	$—	$—
Note: For additional information refer to Note 4, Derivatives, Investments, and Fair Value Measurements; Note 9, Long-Term Debt; Note 10, Employee and Retiree Benefits; and Note 11, Contingent Liabilities and Commitments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

(1)	Borrowings and repayments are expected to fluctuate over the term; therefore, we are not able to reasonably estimate in which future periods this amount will ultimately be settled.

(2)
Our Term Loan matures on November 8, 2023. The contractual principal payments are included in the table. Additional principal payments are potentially due annually on a formula based on excess cash flow and the leverage ratio at that time as defined in the Credit Agreement. No amounts for this contingency are included in the above table.

(3)
The Term Loan is at a variable rate and the interest in the table assumes the variable rate of 5.95% at August 31, 2019 is constant through the maturity dates of the debt and the principal payments on the term debt are made as scheduled. The variable rate is subject to change. Additionally, included in interest payments due by period is a 0.25% commitment fee on the ABL for unused borrowings, which are assumed to be at $165.0 million.

(4)
We have an interest rate swap agreement with a notional amount of $120.0 million as of August 31, 2019 that decreases to $60.0 million on December 9, 2019 and expires on December 8, 2020. We pay a fixed rate at 1.82%, and receive a floating rate that was 2.45% at August 31, 2019. In the table, we have assumed the floating rate will be constant through the expiration of the interest rate swap when calculating the net swap payments. The variable rate is subject to change.

(5)
Certain renewal options have been included in our future lease commitments as disclosed in Note 11, Contingent Liabilities and Commitments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. However, because these renewals have not been signed and are not contractually obligated, balances within the table exclude the payments related to these options.

(6)
Unrecognized tax benefits relate to uncertain tax positions. As we are not able to reasonably estimate the timing of the payments or the amount by which the liability will increase or decrease over time, the related balances have not been reflected in the "Payments Due by Period" section of the table.

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

Actual results may differ from assumed and estimated amounts. As of August 31, 2019, our goodwill balance includes $244.7 million related to our Towable segment and $30.2 million related to our Chris-Craft operating segment, and our indefinite-lived intangible asset balance is $177.3 million. The qualitative test was not performed in the current year. No impairments were recorded in Fiscal 2019, 2018, and 2017.

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

Repurchase risk is affected by the credit worthiness of our dealer network and if we are obligated to repurchase a substantially larger number of units in the future, this would increase our costs and could have a material adverse effect on our results of operations, financial condition, and cash flows. A hypothetical change of a 10% increase or decrease in our repurchases commitments as of August 31, 2019 would have not have a material effect on our net income.

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

A significant increase in dealership labor rates, the cost of parts, or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize. A hypothetical change of a 10% increase or decrease in our warranty liability as of August 31, 2019 would have affected net income by approximately $3.7 million.

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

We will continue to assess the likelihood that our deferred tax assets are properly measured and will be realizable at each reporting period. Any adjustment to the deferred tax assets could materially impact our financial position and results of operations. As of August 31, 2019, we have determined that our deferred tax assets are properly measured and realizable and, therefore, no valuation allowance has been recorded.

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

Interest rate risk

We are exposed to market risks related to fluctuations in interest rates on the outstanding variable rate debt. As of August 31, 2019, we had $260.0 million outstanding under our Term Loan, subject to variable interest rates. This risk is partially mitigated through the use of an interest rate swap contract as detailed below.

We entered into an interest swap contract on January 23, 2017, to effectively convert $200.0 million of the Term Loan balance to a fixed rate. The notional amount of the swap reduced to $170.0 million on December 8, 2017, to $120.0 million on December 8, 2018 and will reduce to $60.0 million on December 9, 2019. The swap contract expires on December 8, 2020. For our Term Loan in Fiscal 2019, a 1.0% increase in interest rates would have increased our interest expense by an estimated $1.4 million, and a 1.0% decrease in interest rates would have decreased our interest expense by an estimated $1.4 million. For additional information, see Note 9, Long-Term Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant.

Derivative instruments are accounted for at fair value and have been designated for hedge accounting. The fair value of the interest rate swap is based on observable market data (Level 2) and was $0.1 million on August 31, 2019. The interest rate swap requires us to pay interest at a fixed rate of 1.82% through the December 8, 2020 expiration of the swap. A 1.0% increase in the interest rate would have changed the fair value of the swap as of August 31, 2019 by an estimated $0.8 million and a 1.0% decrease would have changed the fair value by an estimated $0.8 million. For additional information, see Note 4, Derivatives, Investments, and Fair Value Measurements, of the Notes to Consolidated Financial Statements, included in Item 8, Financial

Statements and Supplementary Data, of this Annual Report on Form 10-K. While these are our best estimates of the impact of the specified interest rate scenario, actual results could differ from those projected. The sensitivity analysis presented assumes interest rate changes are instantaneous, parallel shifts in the yield curve. In reality, interest rate changes of this magnitude are rarely instantaneous or parallel.

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
Based on its assessment, management has concluded that the Company's internal control over financial reporting was effective as of August 31, 2019.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's financial statements included in this Annual Report on Form 10-K, has issued a report included herein, which expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Michael J. Happe	/s/ Bryan L. Hughes
Michael J. Happe	Bryan L. Hughes
President, Chief Executive Officer	Vice President, Chief Financial Officer

October 23, 2019	October 23, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Winnebago Industries, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Winnebago Industries, Inc. and subsidiaries (the "Company") as of August 31, 2019 and August 25, 2018, the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended August 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2019 and August 25, 2018, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 23, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Product Warranties - Grand Design - Refer to Note 8 to the financial statements
Critical Audit Matter Description
The Company provides certain service and warranty on its products. Estimated costs related to product warranty are accrued at the time of sale based upon historical warranty claims and unit sales history. Estimates are adjusted as needed to reflect actual costs incurred as information becomes available. Grand Design RV, LLC (“Grand Design”) was founded in 2013 and acquired by the Company in November 2016 and makes up the majority of the Company’s $44.4 million product warranty accrual as of August 31, 2019.
We identified the product warranty accrual for Grand Design as a critical audit matter because of the significant judgments made by management to estimate costs related to product warranties at the time of sale. This required a high degree of auditor judgment and an increased extent of effort, when performing audit procedures to evaluate the reasonableness of management’s estimates of future warranty claims based on historical claims paid, specifically due to Grand Design’s significant growth since inception and a relatively short history of warranty claims paid from which to develop product warranty estimates.
How the Critical Audit Matter Was Addressed in the Audit
Our procedures related to the auditing of the product warranty accrual for Grand Design included the following, among others:

•
We evaluated the operating effectiveness of controls over management’s estimation of the product warranty accrual, including those over historical product warranty claim data and projected future product warranty claims.

•	We evaluated the accuracy and relevance of the historical product warranty claims as an input to management’s product warranty accrual calculation.

•
We evaluated the completeness of the accrual estimate through inquiries of operational and executive management regarding knowledge of known product warranty claims or product issues and evaluated whether they were appropriately considered in the determination of the product warranty accrual.

•
We evaluated management’s ability to accurately estimate the warranty accrual by comparing the product warranty accrual in prior years to the actual product warranty claims paid in the subsequent years.

•
We assessed management’s methodology and tested the valuation of the product warranty accrual by developing an expectation for the accrual based on the historical amounts recorded as a percentage of sales and compared our expectation to the amount recorded by management.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
October 23, 2019

We have served as the Company's auditor since 1986.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Winnebago Industries, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Winnebago Industries, Inc. and subsidiaries (the “Company”) as of August 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended August 31, 2019, of the Company and our report dated October 23, 2019, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
October 23, 2019

Winnebago Industries, Inc.
Consolidated Statements of Income and Comprehensive Income
$ in thousands, except per share data

Fiscal Years Ended	August 31, 2019	August 25, 2018	August 26, 2017
Net revenues	$1,985,674	$2,016,829	$1,547,119
Cost of goods sold	1,678,477	1,716,993	1,324,542
Gross profit	307,197	299,836	222,577
Selling, general, and administrative expenses	142,295	130,116	97,607
Postretirement health care benefit income	—	—	(24,796)
Amortization of intangible assets	9,635	9,328	24,660
Total operating expenses	151,930	139,444	97,471
Operating income	155,267	160,392	125,106
Interest expense	17,939	18,246	16,837
Non-operating income	(1,581)	(494)	(330)
Income before income taxes	138,909	142,640	108,599
Provision for income taxes	27,111	40,283	37,269
Net income	$111,798	$102,357	$71,330

Income per common share:
Basic	$3.55	$3.24	$2.33
Diluted	$3.52	$3.22	$2.32

Weighted average common shares outstanding:
Basic	31,536	31,596	30,648
Diluted	31,721	31,814	30,766

Net income	$111,798	$102,357	$71,330
Other comprehensive income (loss):
Amortization of prior service credit (net of tax of $0, $0, and $15,409)	—	—	(25,035)
Amortization of net actuarial loss (net of tax of $10, $11, and $5,976)	32	27	9,705
Increase in actuarial loss (net of tax of $0, $0, and $35)	—	—	(57)
Plan amendment (net of tax of $0, $0, and $2,402)	—	—	3,903
Change in fair value of interest rate swap (net of tax of $454, $840, and $314)	(1,415)	1,947	(514)
Total other comprehensive income (loss)	(1,383)	1,974	(11,998)
Comprehensive income	$110,415	$104,331	$59,332

See Notes to Consolidated Financial Statements.

Winnebago Industries, Inc.
Consolidated Balance Sheets
$ and shares in thousands, except per share data

	August 31, 2019	August 25, 2018
Assets
Current assets:
Cash and cash equivalents	$37,431	$2,342
Receivables, less allowance for doubtful accounts ($160 and $197, respectively)	158,049	164,585
Inventories	201,126	195,128
Prepaid expenses and other assets	14,051	9,883
Total current assets	410,657	371,938
Property, plant, and equipment, net	127,572	101,193
Other assets:
Goodwill	274,931	274,370
Other intangible assets, net	256,082	265,717
Investment in life insurance	26,846	28,297
Other assets	8,143	10,290
Total assets	$1,104,231	$1,051,805

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$81,635	$81,039
Income taxes payable	—	15,655
Accrued expenses:
Accrued compensation	20,328	29,350
Product warranties	44,436	40,498
Self-insurance	13,820	12,262
Promotional	10,896	11,017
Accrued interest	4,059	3,095
Other	13,678	11,269
Current maturities of long-term debt	8,892	—
Total current liabilities	197,744	204,185
Non-current liabilities:
Long-term debt, less current maturities	245,402	291,441
Deferred income taxes	12,032	4,457
Unrecognized tax benefits	3,591	1,745
Deferred compensation benefits, net of current portion	12,878	15,282
Other	372	250
Total non-current liabilities	274,275	313,175
Contingent liabilities and commitments (Note 11)
Stockholders' equity:
Preferred stock, par value $0.01: Authorized-10,000 shares; Issued-none	—	—
Common stock, par value $0.50: Authorized-60,000 shares; Issued-51,776 shares	25,888	25,888
Additional paid-in capital	91,185	86,223
Retained earnings	866,886	768,816
Accumulated other comprehensive income (loss)	(491)	892
Treasury stock, at cost: 20,262 and 20,243 shares, respectively	(351,256)	(347,374)
Total stockholders' equity	632,212	534,445
Total liabilities and stockholders' equity	$1,104,231	$1,051,805

See Notes to Consolidated Financial Statements.

Winnebago Industries, Inc.
Consolidated Statements of Cash Flows
$ in thousands

Fiscal Years Ended	August 31, 2019	August 25, 2018	August 26, 2017
Operating activities:
Net income	$111,798	$102,357	$71,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,682	9,849	7,315
Amortization of intangibles	9,635	9,328	24,660
Amortization of debt issuance costs	1,612	2,206	1,596
Last in, first-out expense	2,258	3,344	1,722
Stock-based compensation	7,058	7,434	2,977
Deferred income taxes	7,984	5,784	8,360
Deferred compensation expense and postretirement benefit income	1,056	1,201	(23,379)
Other, net	257	(995)	(1,257)
Change in assets and liabilities:
Receivables	6,418	(37,739)	(25,136)
Inventories	(8,256)	(46,429)	(6,165)
Prepaid expenses and other assets	(4,499)	2,353	(2,461)
Accounts payable	907	(1,278)	23,778
Income taxes and unrecognized tax benefits	(13,810)	7,939	7,045
Accrued expenses and other liabilities	(2,350)	17,992	6,742
Net cash provided by operating activities	133,750	83,346	97,127
Investing activities:
Purchases of property and equipment	(40,858)	(28,668)	(13,993)
Acquisition of business, net of cash acquired	(702)	(81,200)	(392,473)
Proceeds from the sale of property	148	338	223
Other, net	2,476	(2,231)	858
Net cash used in investing activities	(38,936)	(111,761)	(405,385)
Financing activities:
Borrowings on credit agreement	891,892	221,133	366,400
Repayments of credit agreement	(930,424)	(206,601)	(82,400)
Payments of cash dividends	(13,670)	(12,738)	(12,738)
Payments for repurchases of common stock	(8,171)	(6,481)	(1,530)
Payments of debt issuance costs	—	(589)	(11,020)
Other, net	648	88	(92)
Net cash (used in) provided by financing activities	(59,725)	(5,188)	258,620
Net increase (decrease) in cash and cash equivalents	35,089	(33,603)	(49,638)
Cash and cash equivalents at beginning of year	2,342	35,945	85,583
Cash and cash equivalents at end of year	$37,431	$2,342	$35,945

Supplement cash flow disclosure:
Income taxes paid, net	$37,061	$26,436	$21,421
Interest paid	$14,921	$16,565	$11,893
Non-cash transactions:
Issuance of Winnebago common stock for acquisition of business	$—	$—	$124,066
Capital expenditures in accounts payable	$387	$698	$1,021

See Notes to Consolidated Financial Statements.

Winnebago Industries, Inc.
Consolidated Statements of Changes in Stockholders' Equity
$ and shares in thousands, except per share data

	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Number	Amount				Number	Amount
Balances at August 27, 2016	51,776	$25,888	$32,717	$620,546	$10,975	(24,875)	$(421,767)	$268,359
Stock-based compensation, net of forfeitures	—	—	2,830	—	—	5	78	2,908
Issuance of stock	—	—	(1,821)	—	—	155	2,629	808
Issuance of stock for acquisition	—	—	46,205	—	—	4,586	77,861	124,066
Creation of APIC pool due to stock award	—	—	470	—	—	—	—	470
Repurchase of common stock	—	—	—	—	—	(54)	(1,531)	(1,531)
Common stock dividends; $0.40 per share	—	—	—	(12,738)	—	—	—	(12,738)
Prior service cost and actuarial loss, net of tax	—	—	—	—	(15,387)	—	—	(15,387)
Plan amendment, net of tax	—	—	—	—	3,903	—	—	3,903
Change in fair value of interest rate swap, net of tax	—	—	—	—	(514)	—	—	(514)
Net income	—	—	—	71,330	—	—	—	71,330
Balances at August 26, 2017	51,776	25,888	80,401	679,138	(1,023)	(20,183)	(342,730)	441,674
Stock-based compensation, net of forfeitures	—	—	7,406	—	—	5	78	7,484
Issuance of stock	—	—	(1,584)	—	—	104	1,759	175
Repurchase of common stock	—	—	—	—	—	(169)	(6,481)	(6,481)
Common stock dividends; $0.40 per share	—	—	—	(12,738)	—	—	—	(12,738)
Actuarial loss, net of tax	—	—	—	—	27	—	—	27
Change in fair value of interest rate swap, net of tax	—	—	—	—	1,947	—	—	1,947
Reclassification of tax effects	—	—	—	59	(59)	—	—	—
Net income	—	—	—	102,357	—	—	—	102,357
Balances at August 25, 2018	51,776	25,888	86,223	768,816	892	(20,243)	(347,374)	534,445
Stock-based compensation, net of forfeitures	—	—	6,993	—	—	5	82	7,075
Issuance of stock	—	—	(2,031)	—	—	244	4,207	2,176
Repurchase of common stock	—	—	—	—	—	(268)	(8,171)	(8,171)
Common stock dividends; $0.43 per share	—	—	—	(13,728)	—	—	—	(13,728)
Actuarial loss, net of tax	—	—	—	—	32	—	—	32
Change in fair value of interest rate swap, net of tax	—	—	—	—	(1,415)	—	—	(1,415)
Net income	—	—	—	111,798	—	—	—	111,798
Balances at August 31, 2019	51,776	$25,888	$91,185	$866,886	$(491)	(20,262)	$(351,256)	$632,212

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

Reportable Segments

We have two reportable segments: (1) Towable and (2) Motorhome. The Towable segment includes all products which are not motorized and are generally towed by another vehicle. The Motorhome segment includes products that include a motorized chassis as well as other related manufactured products. Certain corporate administration expenses and non-operating income and expense are recorded in a Corporate / All Other category. See Note 3, Business Segments.

Principles of Consolidation

The consolidated financial statements for Fiscal 2019 include the parent company and our wholly-owned subsidiaries. All intercompany balances and transactions with our subsidiaries have been eliminated.

Fiscal Period

We follow a 52-/53-week fiscal year, ending the last Saturday in August. Fiscal 2019 is a 53-week year, while Fiscal 2018 and 2017 were 52-week years. The extra (53rd) week in Fiscal 2019 was recognized in our fourth quarter.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting years. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of highly liquid investments with an original maturity of three months or less. The carrying amount approximates fair value due to the short maturity of the investments.

Derivative Instruments and Hedging Activities

We use derivative instruments to hedge our floating interest rate exposure. Derivative instruments are accounted for at fair value in accordance with Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging. We have designated these derivatives as cash flow hedges for accounting purposes. Changes in fair value, for the effective portion of qualifying hedges, are recorded in other comprehensive income. We review the effectiveness of our hedging instruments on a quarterly basis, recognize current year hedge ineffectiveness immediately in earnings, and discontinue hedge accounting for any hedge that we no longer consider to be highly effective. Refer to Note 4, Derivatives, Investments, and Fair Value Measurements, for additional information.

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

Property and Equipment

Depreciation of property and equipment is computed using the straight‑line method on the cost of the assets, less allowance for salvage value where appropriate, at rates based upon their estimated service lives as follows:

Asset Class	Asset Life
Buildings	8-45 years
Machinery and equipment	1-15 years
Software	1-10 years
Transportation equipment	1-7 years

Goodwill and Indefinite-Lived Intangible Assets

Goodwill

Goodwill is tested annually in the fourth quarter of each year and is tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amounts may be impaired. Impairment testing for goodwill is done at a reporting unit level and all goodwill is assigned to a reporting unit. Our reporting units are the same as our operating segments as defined in Note 3, Business Segments.

Companies have the option to first assess qualitative factors to determine whether the fair value of a reporting unit is “more likely than not” less than its carrying amount. If it is more likely than not that an impairment has occurred, companies then perform the quantitative goodwill impairment test. If we perform the quantitative test, we compare the carrying value of the reporting unit to an estimate of the reporting unit’s fair value to identify impairment. The estimate of the reporting unit’s fair value is determined by weighting a discounted cash flow model and a market-related model using current industry information that involve significant unobservable inputs (Level 3 inputs). In determining the estimated future cash flow, we consider and apply certain estimates and judgments, including current and projected future levels of income based on management’s plans, business trends, prospects, market and economic conditions, and market-participant considerations. If we fail the quantitative assessment of goodwill impairment, we will recognize an impairment loss equal to the amount that a reporting unit's carrying value exceeds its fair value.

Trade names

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

During the fourth quarter of Fiscal 2019, we completed our annual impairment tests. We elected not to rely on the qualitative assessment as of the testing date and rather performed the quantitative analysis. The result of the test was that the fair value exceeded the carrying value, and no impairment was indicated.

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

There was no impairment loss for the year ended August 31, 2019 for definite-lived intangible assets or long-lived assets.

Self-Insurance

Generally, we self-insure for a portion of product liability claims, workers' compensation, and health insurance. Under these plans, liabilities are recognized for claims incurred, including those incurred but not reported. We use third party administrators and actuaries using historical claims experience and various state statutes to assist in the determination of our accrued liability balance. We have a $50.0 million insurance policy that includes a self-insured retention for product liability of $1.0 million per occurrence and $2.0 million in aggregate per policy year. Our self-insured health insurance policy includes an individual retention of $0.2 million per occurrence and an aggregate retention of 125% of expected annual claims. We maintain excess liability insurance with outside insurance carriers to minimize our risks related to catastrophic claims in excess of our self-insured positions for product liability, health insurance, and personal injury matters. Any material change in the aforementioned factors could have an adverse impact on our operating results. Balances are included within Accrued expenses: Self-insurance on our Consolidated Balance Sheets.

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

Revenue Recognition

Our primary source of revenue is generated through the sale of non-motorized towable units, motorized units, and marine units to our independent dealer network (our customers). Unit revenue is recognized at a point-in-time when the performance obligation is satisfied, which generally occurs when the unit is shipped to or picked-up from our manufacturing facilities by the customer. Our payment terms are typically before or on delivery, and do not include a significant financing component. The amount of consideration received and recorded to revenue varies with changes in marketing incentives and offers to our customers. These marketing incentives and offers to our customers are considered variable consideration. We adjust the estimate of revenue at the earlier of when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed. Refer to Note 12, Revenue Recognition, for additional information.

Advertising

Advertising costs, which consist primarily of literature and trade shows, were $8.3 million, $7.4 million, and $5.7 million in Fiscal 2019, 2018, and 2017, respectively. Advertising costs are included in Selling, general, and administrative expenses and are expensed as incurred.

Subsequent Events

We evaluated events occurring between the end of our most recent fiscal year and the date the financial statements were issued. There were no material subsequent events, except as noted in Note 9, Long-Term Debt, and Note 13, Stock-Based Compensation Plans, and the items described below.

Dividend

On August 14, 2019, our Board of Directors declared a quarterly cash dividend of $0.11 per share, totaling $3.5 million, paid on September 25, 2019 to common stockholders of record at the close of business on September 11, 2019.

Acquisition

On September 15, 2019, we entered into a definitive agreement to acquire Newmar Corporation ("Newmar") for total consideration of approximately $344.0 million, based on the closing price of our stock on September 13, 2019. The consideration will consist of approximately $270.0 million in cash and a fixed amount of 2.0 million shares of our stock. Newmar is a leading manufacturer of Class A and Super C motorized recreational vehicles that sells through an established network of independent authorized dealers throughout North America.

The Purchase Agreement also provides that we may terminate the Purchase Agreement if our stock price falls below $20.00 per share, in which case we will be subject to a termination fee of $5.0 million. The acquisition is not subject to approval by our shareholders.

In connection with the execution of the Purchase Agreement, we executed a commitment letter with Goldman Sachs Bank USA, Bank of Montreal, and BMO Capital Markets Corp. (the “Commitment Letter”). As set forth in the Commitment Letter, (a) we intend to obtain up to $290.0 million in gross cash proceeds from the issuance of senior secured notes (the “Senior Notes”) and (b) if we do not, or are unable to, issue the full amount of the Senior Notes at or prior to the time of the closing of the acquisition, we plan to obtain a senior secured bridge facility in an amount up to $290.0 million minus any gross cash proceeds received by us from the issuance of any Senior Notes or other securities.

Recently Adopted Accounting Pronouncements

In the first quarter of Fiscal 2019, we adopted Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which establishes a comprehensive five-step model for the recognition of revenue from contracts with customers. This model is based on the core principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We elected the modified retrospective method of adoption, which we applied to contracts not completed as of the initial date of adoption. Application of the transition requirements had no material impact on operations or beginning retained earnings. While certain control processes and procedures were updated for this adoption, the changes did not have a material impact on our internal control over financial reporting framework.

Also, in the first quarter of Fiscal 2019, we retrospectively adopted ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230), which provides guidance for eight specific cash flow issues with the objective of reducing the existing diversity in practice. The adoption of this standard did not materially impact our statements of cash flows, and no cash flow reclassifications were required for the prior years.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases (Topic 842), which requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. We plan to adopt the standard as of September 1, 2019, the beginning of Fiscal 2020. We will elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carryforward the historical lease classification. In addition, we are electing the hindsight practical expedient to determine the reasonably certain lease term for existing leases. We will make an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. We will recognize these lease payments in the Consolidated Statement of Income on a straight-line basis over the lease term.

We estimate adoption of the standard will result in recognition of additional net lease assets and lease liabilities of approximately $34.0 million as of September 1, 2019. We do not believe the standard will materially impact our consolidated net earnings or our cash flows. As part of our adoption, we have also modified our control procedures and processes.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and has since issued additional amendments. ASU 2016-13 will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. The standard is effective for annual reporting periods beginning after December 15, 2019 (our Fiscal 2021), including interim periods within those annual reporting periods. We expect to adopt the new guidance in the first quarter of Fiscal 2021, and we do not expect a material impact to our consolidated financial statements.

Note 2: Business Combinations

Chris-Craft USA, Inc.

On June 4, 2018, we acquired 100% of the ownership interest of Chris-Craft USA, Inc. ("Chris-Craft"). The acquisition diversifies our outdoor lifestyle value proposition into the recreational powerboat industry. The assets, liabilities, and operating results have been included in our financial statements from the date of acquisition within the Corporate / All Other category. Pro forma results of operations for this acquisition have not been presented, as it was immaterial to the reported results. The purchase price allocation was finalized during the fourth quarter of Fiscal 2019.

Grand Design RV, LLC

On November 8, 2016, we acquired 100% of the ownership interests of Grand Design RV, LLC ("Grand Design") in accordance with the Securities Purchase Agreement for an aggregate purchase price of $520.5 million, which was paid in cash and Winnebago common stock shares as follows:

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

The acquisition of 100% of the ownership interests of Grand Design occurred in two steps: (1) direct purchase of 89.34% of Grand Design member interests and (2) simultaneous acquisition of the remaining 10.66% of Grand Design member interests via the purchase of 100% of the shares of SP GE VIII-B GD RV Blocker Corp. ("Blocker Corporation"), which held the remaining 10.66% of the Grand Design member interests.  We agreed to acquire Blocker Corporation as part of the Securities Purchase Agreement, and we did not receive a step-up in basis for 10.66% of the Grand Design assets.  As a result, we established certain deferred tax liabilities on the opening balance sheet that relate to Blocker Corporation. In Fiscal 2018, Blocker Corporation was dissolved.

The goodwill recognized is primarily attributable to the value of the workforce, reputation of founders, customer and dealer growth opportunities, and expected synergies. Key areas of cost synergies include increased purchasing power for raw materials and supply chain consolidation. Goodwill is expected to be mostly deductible for tax purposes.

Within the Towable segment, the results of Grand Design's operations have been included in our consolidated financial statements from the close of the acquisition. The following table provides net revenues and operating income (which includes amortization expense) from the Grand Design business included in our consolidated results during Fiscal 2019, 2018, and 2017 following the November 8, 2016 closing date:

(in thousands)	2019	2018	2017
Net revenues	$1,069,862	$969,362	$559,664
Operating income	145,900	129,123	54,188

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

(in thousands, except per share data)	2017(1)
Net revenues	$1,642,786
Net income	91,163
Income per share - basic	2.89
Income per share - diluted	2.88

(1)	Net income and income per share include the increased benefit of $16.3 million, net of tax, associated with the termination of the postretirement health care plan in Fiscal 2017.

The unaudited pro forma data above includes the following significant non-recurring adjustments made to account for certain costs which would have changed if the acquisition of Grand Design had been completed on August 30, 2015:

(in thousands)	2017
Amortization of intangibles (1 year or less useful life)(1)	$(18,751)
Increase in amortization of intangibles(1)	1,551
Expenses related to business combination (transaction costs)(2)	(6,649)
Interest to reflect new debt structure(3)	3,672
Taxes related to the adjustments to the pro forma data and to the income of Grand Design	11,648

(1)	Refer to Note 7, Goodwill and Intangible Assets, for additional information on the intangible assets recorded as a result of the acquisition.

(2)	Pro forma transaction costs include $0.1 million incurred by Grand Design prior to the acquisition.

(3)	Refer to Note 9, Long-Term Debt, for additional information on the new debt structure as a result of the acquisition.

We incurred approximately $7.0 million of acquisition-related costs to date, of which $0.1 million and $6.6 million was expensed during Fiscal 2018 and 2017, respectively.

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

Note 3: Business Segments

We have identified five operating segments: 1) Grand Design towables, 2) Winnebago towables, 3) Winnebago motorhomes, 4) Chris-Craft marine, and 5) Winnebago specialty vehicles. We evaluate performance based on each operating segment's Adjusted EBITDA, as defined below, which excludes certain corporate administration expenses and non-operating income and expense.

Our two reportable segments include: 1) Towable (comprised of products which are not motorized and are generally towed by another vehicle as well as other related manufactured products and services), which is an aggregation of the Winnebago towables and Grand Design towables operating segments and 2) Motorhome (comprised of products that include a motorized chassis as well as other related manufactured products and services).

The Corporate / All Other category includes the Chris-Craft marine and Winnebago specialty vehicles operating segments as well as expenses related to certain corporate administration expenses for the oversight of the enterprise. These expenses include items such as corporate leadership and administration costs.

Identifiable assets of the reportable segments exclude general corporate assets, which principally consist of cash and cash equivalents and certain deferred tax balances. The general corporate assets are included in the Corporate / All Other category.

Our chief operating decision maker ("CODM") is our Chief Executive Officer. Our CODM relies on internal management reporting that analyzes consolidated results to the net earnings level and operating segment's Adjusted EBITDA. Our CODM has ultimate responsibility for enterprise decisions. Our CODM determines, in particular, resource allocation for, and monitors the performance of, the consolidated enterprise, the Towable segment, and the Motorhome segment. The Towable segment management and Motorhome segment management have responsibility for operating decisions, allocating resources, and assessing performance within their respective segments. The accounting policies of both reportable segments are the same and are described in Note 1, Summary of Significant Accounting Policies.

We evaluate the performance of our reportable segments based on Adjusted EBITDA. EBITDA is defined as net income before interest expense, provision for income taxes, and depreciation and amortization expense. Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation and amortization expense, and other adjustments made in order to present comparable results from year to year. Examples of items excluded from Adjusted EBITDA include the postretirement health care benefit income from terminating the plan, acquisition-related costs, restructuring expenses, and non-operating income.

The following table shows information by reportable segment:

(in thousands)	2019	2018	2017
Net Revenues
Towable	$1,197,327	$1,127,723	$685,197
Motorhome	706,927	860,675	853,360
Corporate / All Other	81,420	28,431	8,562
Consolidated	$1,985,674	$2,016,829	$1,547,119

Adjusted EBITDA
Towable	$163,677	$157,010	$89,734
Motorhome	27,455	35,508	56,518
Corporate / All Other	(11,480)	(10,772)	(7,375)
Consolidated	$179,652	$181,746	$138,877

Capital expenditures
Towable	$27,679	$18,460	$4,406
Motorhome	9,969	9,302	9,563
Corporate / All Other	3,210	906	24
Consolidated	$40,858	$28,668	$13,993

(in thousands)	August 31, 2019	August 25, 2018
Total Assets
Towable	$628,994	$626,588
Motorhome	332,157	322,048
Corporate / All Other	143,080	103,169
Consolidated	$1,104,231	$1,051,805

The following table reconciles net income to consolidated Adjusted EBITDA:

(in thousands)	2019	2018	2017
Net income	$111,798	$102,357	$71,330
Interest expense	17,939	18,246	16,837
Provision for income taxes	27,111	40,283	37,269
Depreciation	13,682	9,849	7,315
Amortization of intangible assets	9,635	9,328	24,660
EBITDA	180,165	180,063	157,411
Postretirement health care benefit income	—	—	(24,796)
Restructuring(1)	1,068	—	—
Acquisition-related costs	—	2,177	6,592
Non-operating income	(1,581)	(494)	(330)
Adjusted EBITDA	$179,652	$181,746	$138,877

(1)	Balance excludes depreciation expense classified as restructuring as the balance is already included in the EBITDA calculation.

The following table reconciles net revenues by geographic area:

(in thousands)	2019	2018	2017
United States	$1,836,472	$1,860,613	$1,445,401
International	149,202	156,216	101,718
Net Revenues	$1,985,674	$2,016,829	$1,547,119

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

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at August 31, 2019 and August 25, 2018 according to the valuation techniques we used to determine their fair values:

	Fair Value at	Fair Value Hierarchy
(in thousands)	August 31, 2019	Level 1	Level 2	Level 3
Assets that fund deferred compensation:
Domestic equity funds	$373	$288	$85	$—
International equity funds	101	45	56	—
Fixed income funds	155	54	101	—
Interest rate swap contract	90	—	90	—
Total assets at fair value	$719	$387	$332	$—

	Fair Value at	Fair Value Hierarchy
(in thousands)	August 25, 2018	Level 1	Level 2	Level 3
Assets that fund deferred compensation:
Domestic equity funds	$1,143	$1,114	$29	$—
International equity funds	139	120	19	—
Fixed income funds	223	132	91	—
Interest rate swap contract	1,959	—	1,959	—
Total assets at fair value	$3,464	$1,366	$2,098	$—

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Assets that fund deferred compensation

Our assets that fund deferred compensation are marketable equity securities measured at fair value using quoted market prices and primarily consist of equity-based mutual funds. These securities are classified as Level 1 as they are traded in an active market for which closing stock prices are readily available. These securities fund the Executive Share Option Plan and the Executive Deferred Compensation Plan. Refer to Note 10, Employee and Retiree Benefits.

The proportion of the assets that will fund options which expire within a year are included in Prepaid expenses and other assets on the Consolidated Balance Sheets. The remaining assets are classified as non-current and are included in Other assets.

Interest Rate Swap Contract

On January 23, 2017, we entered into an interest swap contract, which effectively fixed our interest rate on our $300.0 million loan agreement ("Term Loan") for a notional amount that reduces each December during the swap contract. As of August 31, 2019, we had $120.0 million of our Term Loan fixed at an interest rate of 5.32%. As of August 25, 2018, we had $170.0 million of our Term Loan fixed at an interest rate of 5.32%. The swap contract expires on December 8, 2020.

The fair value of the interest rate swap is classified as Level 2 as it is determined based on observable market data. The asset is included in Other assets on the Consolidated Balance Sheets. The change in value is recorded to Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets since the interest rate swap has been designated for hedge accounting.

Assets and Liabilities that are measured at Fair Value on a Nonrecurring Basis

Our non-financial assets, which includes goodwill, intangible assets, and property, plant, and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, we must evaluate the non-financial asset for impairment. If an impairment occurs, the asset is required to be recorded at the estimated fair value. No impairments were recorded for non-financial assets in Fiscal 2019, 2018, and 2017.

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

Note 5: Inventories

Inventories consist of the following:

(in thousands)	August 31, 2019	August 25, 2018
Finished goods	$53,417	$26,513
Work-in-process ("WIP")	82,926	68,339
Raw materials	105,804	139,039
Total	242,147	233,891
Less LIFO reserve	41,021	38,763
Inventories	$201,126	$195,128

Inventory valuation methods consist of the following:

(in thousands)	August 31, 2019	August 25, 2018
LIFO basis	$184,007	$176,215
FIFO basis	58,140	57,676
Total	$242,147	$233,891

The above value of inventories, before reduction for the LIFO reserve, approximates replacement cost at the respective dates.

Note 6: Property, Plant, and Equipment

Property, plant, and equipment is stated at cost, net of accumulated depreciation and consists of the following:

(in thousands)	August 31, 2019	August 25, 2018
Land	$6,799	$6,747
Buildings and building improvements	119,638	94,622
Machinery and equipment	107,701	105,663
Software	29,169	23,388
Transportation	3,865	8,837
Property, plant, and equipment, gross	267,172	239,257
Less accumulated depreciation	139,600	138,064
Property, plant, and equipment, net	$127,572	$101,193

For Fiscal 2019, 2018, and 2017, depreciation charged to operations was $13.7 million, $9.8 million, and $7.3 million, respectively.

Note 7: Goodwill and Intangible Assets

The changes in carrying amount of goodwill by segment were as follows in Fiscal 2019, 2018, and 2017, noting we have no accumulated impairment losses:

(in thousands)	Towable	Corporate / All Other	Total
Balances at August 27, 2016	$1,228	$—	$1,228
Acquisition of Grand Design(1)	241,500	—	241,500
Balances at August 26, 2017	242,728	—	242,728
Grand Design purchase price adjustment(1)	1,956	—	1,956
Acquisition of Chris-Craft(1)	—	29,686	29,686
Balances at August 25, 2018	244,684	29,686	274,370
Chris-Craft purchase price adjustment(1)	—	561	561
Balances at August 31, 2019	$244,684	$30,247	$274,931

(1)	Refer to Note 2, Business Combinations, for additional information on the acquisitions of Grand Design and Chris-Craft.

Intangible assets, net of accumulated amortization consists of the following:

	August 31, 2019			August 25, 2018
(in thousands)	Weighted Average Life-Years	Cost	Accumulated Amortization	Weighted Average Life-Years	Cost	Accumulated Amortization
Trade names	Indefinite	$177,250		Indefinite	$177,250
Dealer networks	12.2	95,581	$20,329	12.2	95,581	$12,328
Backlog	0.5	19,527	19,527	0.5	19,527	19,135
Non-compete agreements	4.1	5,347	3,077	4.1	5,347	2,084
Leasehold interest-favorable	8.1	2,000	690	8.1	2,000	441
Other intangible assets, gross		299,705	43,623		299,705	33,988
Less accumulated amortization		43,623			33,988
Other intangible assets, net		$256,082			$265,717

The weighted average remaining amortization period for intangible assets as of August 31, 2019 was approximately ten years.

Remaining estimated aggregate annual amortization expense by fiscal year is as follows:

(in thousands)	Amount
Fiscal 2020	$9,032
Fiscal 2021	9,032
Fiscal 2022	8,390
Fiscal 2023	8,197
Fiscal 2024	8,095
Thereafter	36,086
Total amortization expense remaining	$78,832

Note 8: Product Warranties

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

Changes in our product warranty liability are as follows:

(in thousands)	2019	2018	2017
Balance at beginning of year	$40,498	$30,805	$12,412
Business acquisitions(1)	—	611	12,904
Provision	45,902	42,377	31,631
Claims paid	(41,964)	(33,295)	(26,142)
Balance at end of year	$44,436	$40,498	$30,805

(1)	Refer to Note 2, Business Combinations, for additional information on the acquisitions of Grand Design and Chris-Craft.

Note 9: Long-Term Debt

On November 8, 2016, we entered into a $125.0 million credit agreement ("ABL") and a $300.0 million loan agreement ("Term Loan") with JPMorgan Chase Bank, N.A. ("JPMorgan Chase"), as administrative agent ("Credit Agreement") and certain lenders from time to time party thereto. The loan parties under the ABL and Term Loan are Winnebago Industries, Inc. and all material direct and indirect domestic subsidiaries, and the obligations under the Credit Agreement are secured by a security interest in substantially all of our assets and those of our subsidiaries.

Under the ABL, we have a five-year credit facility on a revolving basis, subject to availability under a borrowing base consisting of eligible accounts receivable and eligible inventory. The ABL is available for issuance of letters of credit to a specified limit of $10.0 million. We pay a commitment fee of 0.25% on the average daily amount of the facility available, but unused. We can elect to base the interest rate on various rates plus specific spreads depending on the amount of borrowings outstanding. We currently pay interest on ABL borrowings at a floating rate based upon LIBOR plus 1.25%. The amount that may be borrowed under the ABL was increased to $165.0 million as of September 21, 2018. On October 22, 2019, our ABL credit facility was amended and restated to increase the commitments thereunder to $192.5 million, which includes a $19.25 million letter of credit facility, and to extend the maturity to October 22, 2024 (subject to certain factors which may accelerate the maturity date). In addition to JPMorgan Chase, BMO Harris Bank N.A. and Goldman Sachs Bank USA are also committing lenders under the ABL credit facility.

Under the Term Loan, we can elect to base the interest rate on various rates plus specific spreads. The interest rate as of August 31, 2019 was based on LIBOR plus 2.32%. The Term Loan agreement currently requires quarterly payments in the amount of $2.8 million until December 31, 2019 at which time the quarterly payments change to $3.8 million, with all amounts then outstanding due on November 8, 2023. We have made voluntary prepayments that have extended the opportunity to defer quarterly payments, at our option, until December 31, 2019. There are mandatory prepayments for proceeds of new debt other than debt permitted under the Term Loan, sale of significant assets or subsidiaries, and excess cash flow as such terms are defined in the Term Loan. Incremental term loans of up to $125.0 million are available if certain financial ratios and other conditions are met.

We amortize debt issuance costs on a straight-line basis over the term of the associated debt agreement. If early principal payments are made on the Term Loan, a proportional amount of the unamortized issuance costs is expensed. During Fiscal 2018 as part of our amended Credit Agreement, we incurred $1.1 million of costs related to our ABL that are being amortized over the five-year term of the agreement and $10.5 million of costs related to our Term Loan that are being amortized over the seven-year term of the agreement. Unamortized debt issuance costs of $0.6 million related to the voluntary prepayment on the Term Loan were expensed in Fiscal 2018.

The Credit Agreement contains certain financial covenants. As of August 31, 2019, we were in compliance with all financial covenants of the Credit Agreement.

The components of long-term debt are as follows:

(in thousands)	August 31, 2019	August 25, 2018
ABL	$—	$38,532
Term Loan	260,000	260,000
Long-term debt, excluding debt issuance costs	260,000	298,532
Debt issuance cost, net	(5,706)	(7,091)
Long-term debt	254,294	291,441
Less current maturities	8,892	—
Long-term debt, less current maturities	$245,402	$291,441

As of August 31, 2019, the fair value of long-term debt, excluding debt issuance costs, was $255.8 million. As of August 25, 2018, the fair value of long-term debt, excluding debt issuance costs, approximated the carrying value.

Aggregate contractual maturities of debt in future fiscal years, are as follows:

(in thousands)	Amount
Fiscal 2020	$10,250
Fiscal 2021	15,000
Fiscal 2022	15,000
Fiscal 2023	15,000
Fiscal 2024	$204,750
Total Term Loan	$260,000

Note 10: Employee and Retiree Benefits

Deferred compensation benefits are as follows:

(in thousands)	August 31, 2019	August 25, 2018
Non-qualified deferred compensation	$13,093	$14,831
Supplemental executive retirement plan	2,072	2,309
Executive share option plan	12	935
Executive deferred compensation plan	621	421
Officer stock-based compensation	—	1,528
Total deferred compensation benefits	15,798	20,024
Less current portion(1)	2,920	4,742
Deferred compensation benefits, net of current portion	$12,878	$15,282

(1)	Included in accrued compensation in the consolidated balance sheets.

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

Net periodic postretirement benefit income consisted of the following components:

(in thousands)	2017
Interest cost	$29
Service cost	16
Amortization of prior service benefit	(40,444)
Amortization of net actuarial loss	15,648
Net periodic postretirement benefit income	$(24,751)

For accounting purposes, we recognized net periodic postretirement income as presented in the previous table, due to the amortization of prior service benefit associated with the establishment of caps on the employer portion of benefits in Fiscal 2005 and the plan amendments.

Deferred Compensation Benefits

Non-Qualified Deferred Compensation

We have a Non-Qualified Deferred Compensation Program which permitted key employees to annually elect to defer a portion of their compensation until their retirement. The plan has been closed to any additional deferrals since January 2001. The retirement benefit to be provided is based upon the amount of compensation deferred and the age of the individual at the time of the contracted deferral. An individual generally vests at age 55 and 5 years of participation under the plan. For deferrals prior to December 1992, vesting occurs at the later of age 55 and 5 years of service from first deferral or 20 years of service. Deferred compensation expense was $0.9 million, $1.1 million, and $1.2 million in Fiscal 2019, 2018, and 2017, respectively.

Supplemental Executive Retirement Plan ("SERP")

The primary purpose of this plan was to provide our officers and managers with supplemental retirement income for a period of 15 years after retirement. We have not offered this plan on a continuing basis to members of management since 1998. The plan was funded with individual whole life insurance policies (split dollar program) owned by the named insured officer or manager. We initially paid the life insurance premiums on the life of the individual, and the individual would receive life insurance and supplemental cash payments during the 15 years following retirement. In October 2008, the plan was amended as a result of changes in the tax and accounting regulations and rising administrative costs. Under the redesigned SERP, the underlying life insurance policies previously owned by the insured individual became company-owned life insurance ("COLI") by a release of all interests by the participant and assignment to us as a prerequisite to participate in the SERP and transition from the Split Dollar Program. This program remains closed to new employee participation.

To assist in funding the deferred compensation and SERP liabilities, we have invested in COLI policies. The cash surrender value of these policies is presented in investment in life insurance in the accompanying balance sheets and consists of the following:

(in thousands)	August 31, 2019	August 25, 2018
Cash value	$61,836	$63,574
Borrowings	(34,990)	(35,277)
Investment in life insurance	$26,846	$28,297

Executive Deferred Compensation Plan

In December 2006, we adopted the Winnebago Industries, Inc. Executive Deferred Compensation Plan (the "Executive Deferred Compensation Plan"). Under the Executive Deferred Compensation Plan, corporate officers and certain key employees may annually choose to defer up to 50% of their salary and up to 100% of their cash incentive awards. The assets are presented as other assets in the accompanying balance sheets. Such assets on August 31, 2019 and August 25, 2018 were $0.6 million and $0.4 million, respectively.

Profit Sharing Plan

We have a qualified profit sharing and contributory 401(k) plan for eligible employees. The plan provides matching contributions made by us and discretionary contributions as approved by our Board of Directors. Matching contributions to the plan for Fiscal 2019, 2018, and 2017 were $2.9 million, $2.3 million, and $1.6 million, respectively. No discretionary contributions were approved for the years presented.

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

Our repurchase agreements generally provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 24 months, provide that our liability will be the lesser of remaining principal owed by the dealer to the lending institution, or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our liability cannot exceed 100% of the dealer invoice. In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of RVs or boats to repurchase current inventory if a dealership exits the business. Our total contingent liability on all repurchase agreements was approximately $874.9 million and $879.0 million at August 31, 2019 and August 25, 2018, respectively.

Repurchased sales are not recorded as a revenue transaction, but the net difference between the original repurchase price and the resale price are recorded against the loss reserve, which is a deduction from gross revenue. Our loss reserve for repurchase commitments contains uncertainties because the calculation requires management to make assumptions and apply judgment regarding a number of factors. Our risk of loss related to these repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on these repurchase agreements and our historical loss experience, we establish an associated loss reserve which is included in accrued expenses-other on the consolidated balance sheets. Our accrued losses on repurchases were $0.9 million and $0.9 million as of August 31, 2019 and August 25, 2018, respectively. Repurchase risk is affected by the credit worthiness of our dealer network and we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to establish the loss reserve for repurchase commitments.

A summary of the activity for the fiscal years stated for repurchased units is as follows:

($ in thousands)	2019	2018	2017
Inventory repurchased:
Units	125	56	14
Dollars	$5,535	$1,716	$408
Inventory resold:
Units	109	56	15
Cash collected	$4,634	$1,585	$393
Loss recognized	$556	$132	$44
Units in ending inventory	16	—	—

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

Lease Commitments

Donald Clark, one of our executive officers, has a 20% ownership interest in Three Oaks, LLC, an entity which owns the land and buildings that Grand Design leases in order to operate its business. Upon joining our company, Mr. Clark agreed that as long as he is an employee of Grand Design, he has relinquished his voting rights in Three Oaks, LLC while retaining all other economic rights in Three Oaks, LLC.

We have operating leases for certain land, buildings, and equipment. Lease expense was $6.2 million, $4.4 million, and $2.9 million for Fiscal 2019, 2018, and 2017, respectively.

Our future lease commitments for future fiscal years included the following related party and non-related party leases:

	Operating Leases
(In thousands)	Related Party Amount	Non-Related Party Amount	Total
Fiscal 2020	$2,864	$1,236	$4,100
Fiscal 2021	2,863	1,068	3,931
Fiscal 2022	2,863	759	3,622
Fiscal 2023	3,597	530	4,127
Fiscal 2024	3,963	361	4,324
Thereafter	25,064	1,359	26,423
Total future lease commitments	$41,214	$5,313	$46,527

Note 12: Revenue Recognition

The following table disaggregates revenue by reportable segment and product category:

(in thousands)	2019	2018
Net Revenues
Towable:
Fifth Wheel	$688,932	$629,906
Travel Trailer	489,956	484,416
Other(1)	18,439	13,401
Total Towable	1,197,327	1,127,723
Motorhome:
Class A	178,750	318,197
Class B	255,000	168,495
Class C	246,417	346,876
Other(1)	26,760	27,107
Total Motorhome	706,927	860,675
Corporate / All Other:
Other(2)	81,420	28,431
Total Corporate / All Other	81,420	28,431
Consolidated	$1,985,674	$2,016,829

(1)	Relates to parts, accessories, and services.

(2)	Relates to marine and specialty vehicle units, parts, accessories, and services.

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

Concentration of Risk

None of our dealer organizations accounted for more than 10% of our Net revenues for Fiscal 2019, 2018, and 2017.

Note 13: Stock-Based Compensation Plans

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

Our outstanding options have a 10-year term. Options issued to employees generally vest over a three-year period in equal annual installments on the annual anniversary dates following the grant date. Share awards generally vest based either upon continued employment ("time-based") or upon attainment of specified goals. Outstanding share awards that are not time-based vest at the end of a three-year incentive period based upon the achievement of company performance goals ("performance-based"). Generally, time-based share awards vest over a three-year period in equal annual installments on the annual anniversary dates following the grant date. Time-based share awards to directors vest one year from the grant date.

Beginning with our annual grant of restricted stock units in October 2018, we attach dividend equivalents to our restricted stock units equal to dividends payable on the same number of shares of our common stock during the applicable period. Dividend equivalents, settled in cash, accrue on restricted stock unit awards during the vesting period. No dividend equivalents are paid on any restricted stock units that are forfeited prior to the vesting date.

Our Employee Stock Purchase Plan ("ESPP") permits employees to purchase our common stock at a 15% discount from the market price at the end of semi-annual purchase periods and is compensatory. Employees are required to hold the common stock purchased for one-year. In Fiscal 2019 and 2018, 30,956 shares and 2,760 shares, respectively were purchased through the ESPP. Plan participants had accumulated $0.2 million and $0.1 million as of August 31, 2019 and August 25, 2018, respectively, to purchase our common stock pursuant to this plan.

Compensation expense associated with share-based awards is recognized on a straight-line basis over the required service period and forfeitures are recorded when it occurs. Total stock-based compensation expense for the past three fiscal years consisted of the following components:

(in thousands)	2019	2018	2017
Share awards:
Time-based	$4,986	$4,152	$2,606
Performance-based	716	2,525	69
Stock options	925	502	164
Other(1)	431	255	138
Total stock-based compensation expense	$7,058	$7,434	$2,977

(1)
Includes stock-based compensation expense related to Board of Directors stock award expense and ESPP expense. Directors may elect to defer all or part of their annual retainer into a deferred compensation plan. The plan allows them to defer into either money units or stock units and is more fully described in the Proxy Statement.

Share Awards - Time-Based

The fair value of time-based share awards is determined based on the closing market price of our stock on the date of grant. A summary of the status of our nonvested time-based share awards at August 31, 2019, and changes during Fiscal 2019, were as follows:

	Shares	Weighted Average Fair Value
Outstanding at August 25, 2018	285,191	$34.08
Granted	152,152	$31.70
Vested	(213,379)	$32.88
Forfeited/canceled	(8,458)	$38.58
Outstanding at August 31, 2019	215,506	$33.40

As of August 31, 2019, there was $3.3 million of unrecognized compensation expense related to nonvested time-based share awards that we expect to be recognized over a weighted average period of 0.8 years. The total fair value of awards vested during Fiscal 2019, 2018, and 2017 was $6.6 million, $7.1 million, and $4.9 million, respectively.

On October 9, 2019, the Board of Directors granted 81,872 restricted stock units under the 2019 Plan valued at $3.1 million to our key management group. The value of the restricted stock units, which is based on the closing price of our common stock on the date of grant, was $37.33. Estimated non-cash stock compensation expense based on this grant is expected to be approximately $1.5 million for Fiscal 2020.

Share Awards - Performance-Based

The fair value of performance-based share awards is determined based on the closing market price of our stock on the date of grant. A summary of the status of our nonvested performance-based share awards at August 31, 2019, and changes during Fiscal 2019, were as follows:

	Shares	Weighted Average Fair Value
Outstanding at August 25, 2018	127,226	$35.08
Granted	80,207	$31.70
Vested	—	$—
Forfeited/canceled	—	$—
Outstanding at August 31, 2019	207,433	$33.77

As of August 31, 2019, there was $2.5 million of unrecognized compensation expense related to nonvested performance-based share awards that we expect to be recognized over a weighted average period of 1.1 years. No performance-based share awards vested during Fiscal 2019, 2018, or 2017.

Stock Options

A summary of stock option activity for Fiscal 2019 is as follows:

	Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at August 25, 2018	138,510	$36.68
Granted	114,635	$31.70
Exercised	—	$—
Forfeited/canceled	—	$—
Outstanding at August 31, 2019	253,145	$34.43	8.3	$350.4
Vested and expected to vest at August 31, 2019	253,145	$34.43	8.3	$350.4
Exercisable at August 31, 2019	71,426	$33.13	7.4	$260.3

As of August 31, 2019, there was $1.3 million of unrecognized compensation expense related to option awards that is expected to be recognized over a weighted average period of 0.9 years.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Valuation Assumptions(1)	2019	2018	2017
Expected dividend yield	1.3%	0.9%	1.4%
Risk-free interest rate(2)	3.0%	2.0%	1.5%
Expected life of stock options (in years)(3)	5	5	5
Expected stock price volatility(4)	39.1%	38.1%	39.3%
Weighted average fair value of options granted	$11.09	$14.78	$9.58

(1)	Forfeitures are recorded when they occur.

(2)	Based on U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of our stock options.

(3)	Estimated based on historical experience.

(4)	Based on historical experience over a term consistent with the expected life of the stock options.

Note 14: Restructuring

On February 4, 2019, we announced our intent to move our diesel production from Junction City, OR to Forest City, IA to enable more effective product development and improve our cost structure. The following table details the restructuring charges incurred:

Motorhome
(in thousands)	2019
Cost of goods sold	$1,724
Selling, general, and administrative expenses	219
Restructuring expense	$1,943

These expenses include employee-related costs and accelerated depreciation for assets that will no longer be used. Employee-related costs were primarily paid in Fiscal 2019. We expect additional expenses of up to $1.0 million in Fiscal 2020, primarily related to facility closure costs. We expect these expenses to be fully offset by the corresponding savings generated by the project.

Note 15: Income Taxes

Income tax expense consisted of the following:

(in thousands)	2019	2018	2017
Current
Federal	$16,433	$28,874	$33,125
State	3,138	5,215	2,937
Total	19,571	34,089	36,062
Deferred
Federal	6,395	5,123	926
State	1,145	1,071	281
Total	7,540	6,194	1,207
Provision for income taxes	$27,111	$40,283	$37,269

The following table provides a reconciliation of the U.S. statutory income tax rate to our effective income tax rate:

	2019	2018	2017
U.S. federal statutory rate(1)	21.0%	25.9%	35.0%
State taxes, net of federal benefit	2.9%	3.0%	2.8%
Impact from Tax Act	—%	2.6%	—%
Domestic production activities deduction	—%	(2.2)%	(2.4)%
Income tax credits	(4.5)%	(0.5)%	(0.6)%
Tax-free and dividend income	(0.5)%	(0.4)%	(0.7)%
Uncertain tax position settlements and adjustments	0.9%	0.1%	(0.6)%
Other items	(0.3)%	(0.3)%	0.8%
Effective tax provision rate	19.5%	28.2%	34.3%

(1)	The U.S. federal statutory rate for Fiscal 2018 is a blended rate, which includes the impact of the Tax Act enactment.

Our effective tax rate decreased to 19.5% for Fiscal 2019 from 28.2% for Fiscal 2018 due to the enactment of the 2017 Tax Cuts and Jobs Act ("Tax Act") on December 22, 2017 and net favorable discrete items, primarily attributable to R&D-related tax credits, which totaled $3.6 million or 2.6%.

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

In accordance with ASC 740, we recorded non-cash provisional estimates of $3.6 million to income tax expense in Fiscal 2018 as a result of revaluing all deferred tax assets and liabilities at the newly enacted Federal corporate income tax rate. We made no measurement period adjustments related to these items during Fiscal 2019 and are complete in analyzing and recording all aspects of the enactment of the Tax Act.

The tax effects of temporary differences that give rise to deferred income taxes were as follows:

(in thousands)	August 31, 2019	August 25, 2018
Warranty reserves	$10,949	$9,842
Deferred compensation	3,989	4,730
Self-insurance reserve	2,617	2,601
Stock-based compensation	2,558	1,277
Accrued vacation	1,227	1,298
Unrecognized tax benefit	444	584
Inventory	—	615
Other(1)	3,337	1,797
Total deferred tax assets	25,121	22,744
Intangibles	28,055	21,292
Depreciation	8,192	5,909
Inventory	906	—
Total deferred tax liabilities	37,153	27,201
Total deferred income tax liabilities, net	$12,032	$4,457

(1)
At August 31, 2019, other includes $0.6 million and $0.4 million related to federal and state net operating losses, respectively. At August 25, 2018, other includes $1.4 million and $0.1 million related to federal and state net operating losses, respectively. These net operating losses do not expire. We have evaluated all the positive and negative evidence and consider it more likely than not that these carryforwards can be realized.

Changes in the unrecognized tax benefits are as follows:

(in thousands)	2019	2018	2017
Balance at beginning of year	$1,220	$1,195	$1,710
Gross increases (decreases)-tax positions in a prior year	1,173	25	(536)
Gross increases-current year tax positions	429	—	21
Balance at end of year	2,822	1,220	1,195
Accrued interest and penalties	769	525	411
Total unrecognized tax benefits	$3,591	$1,745	$1,606

The amount of unrecognized tax benefits is not expected to change materially within the next 12 months. If the remaining uncertain tax positions are ultimately resolved favorably, $2.8 million of unrecognized tax benefits would have a positive impact on our effective tax rate. It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense.

We file a U.S. Federal tax return, as well as returns in various international and state jurisdictions. Although certain years are no longer subject to examination by the Internal Revenue Service ("IRS") and various state taxing authorities, net operating loss carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities. As of August 31, 2019, our federal returns from Fiscal 2016 to present are subject to review by the IRS. With limited exception, state returns from Fiscal 2015 to present continue to be subject to review by state taxing jurisdictions. Several years may lapse before an uncertain tax position is audited and finally resolved and it is difficult to predict the outcome of such audits.

Note 16: Income per Share

The following table reflects the calculation of basic and diluted income per share:

(in thousands, except per share data)	2019	2018	2017
Numerator
Net income	$111,798	$102,357	$71,330

Denominator
Weighted average common shares outstanding	31,536	31,596	30,648
Dilutive impact of stock compensation awards	185	218	118
Weighted average common shares outstanding, assuming dilution	31,721	31,814	30,766

Anti-dilutive securities excluded from Weighted average common shares outstanding, assuming dilution	189	62	56

Basic income per common share	$3.55	$3.24	$2.33
Diluted income per common share	$3.52	$3.22	$2.32

Anti-dilutive securities were not included in the computation of diluted income per share, because they are considered anti-dilutive under the treasury stock method.

Note 17: Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income ("AOCI") by component, net of tax, were:

	2019			2018
(in thousands)	Defined Benefit Pension Items	Interest Rate Swap	Total	Defined Benefit Pension Items	Interest Rate Swap	Total
Balance at beginning of year	$(591)	$1,483	$892	$(509)	$(514)	$(1,023)
OCI before reclassifications	—	(1,415)	(1,415)	—	1,947	1,947
Amounts reclassified from AOCI	32	—	32	27	—	27
Net current-year OCI	32	(1,415)	(1,383)	27	1,947	1,974
Reclassification to retained earnings	—	—	—	(109)	50	(59)
Balance at end of year	$(559)	$68	$(491)	$(591)	$1,483	$892

Reclassifications out of AOCI in net periodic benefit costs, net of tax, were:

(In thousands)	Location on Consolidated Statements of Income and Comprehensive Income	2019	2018	2017
Amortization of prior service credit	SG&A	$—	$—	$(25,035)
Amortization of net actuarial loss	SG&A	32	27	9,705
Total reclassifications		$32	$27	$(15,330)

Note 18: Interim Financial Information (Unaudited)

The following tables show selected operating results for each 3-month quarter of Fiscal 2019 and 2018 (unaudited):

Fiscal 2019	Quarter Ended
(In thousands, except per share data)	November 24, 2018	February 23, 2019	May 25, 2019	August 31, 2019(1)
Net revenues	$493,648	$432,690	$528,940	$530,396
Gross profit	70,996	66,429	86,584	83,188
Operating income	32,625	28,903	48,974	44,765
Net income	22,161	21,598	36,171	31,868
Net income per share (basic)	0.70	0.68	1.15	1.01
Net income per share (diluted)	0.70	0.68	1.14	1.01

Fiscal 2018	Quarter Ended
(In thousands, except per share data)	November 25, 2017	February 24, 2018	May 26, 2018	August 25, 2018
Net revenues	$450,021	$468,359	$562,261	$536,188
Gross profit	62,831	67,661	85,514	83,830
Operating income	31,176	35,251	48,277	45,688
Net income	17,958	22,088	32,521	29,790
Net income per share (basic)	0.57	0.70	1.03	0.94
Net income per share (diluted)	0.57	0.69	1.02	0.94

(1)
During the quarter ended August 31, 2019, we recorded a $10.8 million reduction of WIP inventory and increase to Cost of goods sold for the cumulative correction of an immaterial error related to prior periods. The error was not material to our Consolidated Financial Statements for any quarterly or annual period.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(b)), as of the end of the period covered by this Annual Report (the "Evaluation Date"). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

Evaluation of Internal Control Over Financial Reporting

Management's report on internal control over financial reporting as of August 31, 2019 is included within Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K and is incorporated herein by reference. The report of Deloitte & Touche LLP on the effectiveness of internal control over financial reporting is included within Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the fourth fiscal quarter ended August 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Reference is made to the table entitled "Information about our Executive Officers" in Part I of this report and to the information included under the captions Corporate Governance, Election of Directors, and Fiscal 2020 Shareholder Proposals in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 17, 2019, which information is incorporated by reference herein.

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

Item 11. Executive Compensation.

Reference is made to the information included under the captions Director Compensation and Executive Compensation in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 17, 2019, which information is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Reference is made to the table entitled Equity Compensation Plan Information included in Item 5, Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities, of this Annual Report on Form 10-K and to the share ownership information included under the caption Voting Securities and Principal Holders Thereof in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 17, 2019, which information is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Reference is made to the information included under the caption Corporate Governance in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 17, 2019, which information is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

Reference is made to the information included under the caption Independent Registered Public Accountant's Fees and Services in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 17, 2019 which information is incorporated by reference herein.

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

3.	Exhibit Index

Exhibit No.		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
2a.	Securities Purchase Agreement by and among, Grand Design RV, LLC, Octavius Corporation, Winnebago Industries, Inc., Summit Partners Growth Equity Fund VIII-B, L.P., Summit Partners Growth Equity Fund VIII-A, L.P., Summit Partners Entrepreneur Advisors Fund I, L.P., Summit Investors I, LLC, Summit Investors I (UK), L.P., SP GE VIII-B GD RV Holdings, L.P., RDB III, Inc., and each of the shareholders of RDB III, Inc.	8-K	2.1	10/05/2016
2b.	Stock Purchase Agreement dated as of September 15, 2019, by and among Winnebago Industries, Inc., Octavius Corporation, Newmar Corporation, Dutch Real Estate Corp., New-Way Transport Corp., New-Serv, Inc., the shareholders of Newmar Corporation, Dutch Real Estate Corp., New-Way Transport Corp. and New-Serv, Inc. and Matthew Miller, as Sellers Agent.	8-K	2.1	09/16/2019
3a.	Articles of Incorporation.	10-K	3a	10/18/2018
3b.	Amended By-Laws of the Registrant.	8-K	3.1	03/29/2016
4a.	Description of Securities.				X
10a.
Winnebago Industries, Inc. Deferred Compensation Plan previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 2, 1991 and incorporated by reference herein and the Amendment dated June 29, 1995.*
		10-K	10.B	11/22/1995
10b.
Winnebago Industries, Inc. Executive Share Option Plan previously filed as Exhibit 10.J with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 29, 1998 (Commission File Number 001-06403) and incorporated by reference herein, and the Amendment dated July 1, 1999 previously filed as Exhibit 10.J with the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 29, 1999 (Commission File Number 001-06403) and incorporated by reference herein and the Amendment dated January 1, 2001.*
		10-Q	10.I	04/09/2001
10c.
Winnebago Industries, Inc. Executive Deferred Compensation Plan previously filed as Exhibit 10.C with the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 25, 2006 (Commission File Number 001-06403) and the Amendment dated June 21, 2011.*
		10-K	10.BB	10/25/2011
10d.	Winnebago Industries, Inc. 2004 Incentive Compensation Plan previously filed as Appendix B with the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on January 13, 2004 (Commission File Number 001-06403) and incorporated by reference herein and the Amendment dated October 11, 2006 previously filed as Exhibit 10.A with the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 25, 2006 (Commission File Number 001-06403) and incorporated by reference herein and the Amendment dated March 23, 2011.*	10-Q	10.1	07/01/2011
10e.	Winnebago Industries, Inc. 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan previously filed as Appendix B with the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on December 17, 2013 (Commission File Number 001-06403) and incorporated by reference herein and the Supplement previously filed as Exhibit 10.1 with the Registrant's Current Report on Form 8-K dated December 6, 2013 (Commission File Number 001-06403) and incorporated by reference herein.*	8-K	10.1	12/06/2013

Exhibit No.		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
10f.
Winnebago Industries, Inc. 2019 Omnibus Incentive Plan, previously filed as Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A filed on October 31, 2018 (Commission File Number 001-06403) and incorporated by reference herein.
		DEF 14A	A	10/31/2018
10g.
Winnebago Industries, Inc. Directors' Deferred Compensation Plan previously filed as Exhibit 10.E with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 30, 1997 (Commission File Number 001-06403), and incorporated by reference herein and the Amendment dated October 15, 2003 previously filed as Exhibit 10.H with the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 29, 2003 (Commission File Number 001-06403) and incorporated by reference herein and the Amendment dated October 11, 2006 previously filed as Exhibit 10.B with the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 25, 2006 (Commission File Number 001-06403) and the Amendment dated July 1, 2013.*
		10-Q	10.1	06/28/2013
10h.
Winnebago Industries, Inc. Profit Sharing and Deferred Savings Investment Plan previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1985 (Commission File Number 001-06403), and incorporated by reference herein, the Amendment dated July 1, 1995 and incorporated by reference herein.*
		10-K	10.C	11/22/1995
10i.	Winnebago Industries, Inc. Officers' Long-Term Incentive Plan, fiscal three-year period 2016, 2017, and 2018.*	8-K	99.2	06/18/2015
10j.	Winnebago Industries, Inc. Officers' Long-Term Incentive Plan, fiscal three-year period 2017, 2018, and 2019.*	8-K	99.2	10/14/2016
10k.	Winnebago Industries, Inc. Officers' Long-Term Incentive Plan, fiscal three-year period 2018, 2019, and 2020.*	8-K	99.2	10/20/2017
10l.	Form of Non-Qualified Stock Option Agreement under Winnebago Industries, Inc. 2014 Omnibus Equity, Performance, and Incentive Compensation Plan (Fiscal 2019 awards).	10-Q	10.b	12/20/2018
10m.	Form of Restricted Stock Unit Award Agreement (Executives) under Winnebago Industries, Inc. 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan (Fiscal 2019 awards).	10-Q	10.c	12/20/2018
10n.	Form of Performance Stock Unit Agreement under Winnebago Industries, Inc. 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan (Fiscal 2019 awards).	10-Q	10.d	12/20/2018
10o.	Form of Restricted Stock Unit Award Agreement (Non-Employee Director) under Winnebago Industries, Inc. 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan (Fiscal 2019 awards).	10-Q	10.e	12/20/2018
10p.	Executive Change of Control Agreement dated November 2018 between Winnebago Industries, Inc. and Michael J. Happe.*				X
10q.	Form of Change in Control Agreement.	10-Q	10.f	12/20/2018
10r.	Winnebago Industries, Inc. Supplemental Executive Retirement Plan.*	10-K	10.Z	10/27/2009
10s.	Winnebago Industries, Inc. Officers' Incentive Compensation Plan for Fiscal Period 2019.*				X
10t.	Winnebago Industries, Inc. Amended and Restated Credit Agreement with General Electric Capital Corporation (later acquired by Wells Fargo Capital Finance) previously filed as Exhibit 10.1 with the Registrant's Current Report on Form 8-K dated October 31, 2012.	8-K	10.1	05/30/2014
10u.	Non-competition, Non-solicitation and Confidentiality Agreement by and among Octavius Corporation, Winnebago Industries, Inc., Grand Design RV, LLC, RDB III, Inc., Ronald Fenech, Donald Clark and William Fenech.	8-K	10.1	10/05/2016
10v.	Non-Solicitation and Confidentiality Agreement by and among Octavius Corporation, Winnebago Industries, Inc., Grand Design, RV, LLC, Summit Partners Growth Equity Fund VIII-B, L.P., Summit Partners Growth Equity Fund VIII-A, L.P., Summit Partners Entrepreneur Advisors Fund I, L.P., Summit Investors I, LLC, Summit Investors I (UK), L.P., and SP GE VIII-B GD RV Holdings, L.P.	8-K	10.2	10/05/2016

Exhibit No.		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
10w.	Registration Rights Agreement by and among Winnebago Industries, Inc., Summit Partners Growth Equity Fund VIII-A, L.P., Summit Partners Growth Equity Fund VIII-B, L.P., Summit Partners Entrepreneur Advisors Fund I, L.P., Summit Investors I, LLC, Summit Investors I (UK), L.P. and SP GE VIII-B GD RV Holdings, L.P., Donald Clark, Ronald Fenech, and William Fenech.	8-K	10.3	10/05/2016
10x.	Employment Agreement by and between Grand Design RV, LLC and Donald Clark dated October 2, 2016, including Exhibit A, Executive Change of Control Agreement between Winnebago Industries, Inc. and Donald Clark.*	8-K	10.9	10/05/2016
10y.	Loan Agreement by and among Winnebago Industries, Inc., Octavius Corporation and JPMorgan Chase Bank, N.A.	8-K	99.2	11/14/2016
10z.	Amendment No. 1 to Loan Agreement dated as of December 8, 2017 among Octavius Corporation, JPMorgan Chase Bank, N.A. as Administrative Agent and the lender parties hereto.	8-K	10.1	12/12/2017
10aa.	Amendment No. 2 to Loan Agreement dated as of August 22, 2019 among Octavius Corporation, JPMorgan Chase Bank, N.A. as Administrative Agent and the lender parties hereto.				X
10ab.	Amended and Restated Credit Agreement dated as of October 22, 2019 among Winnebago Industries, Inc., Winnebago of Indiana, LLC and Grand Design RV, LLC, the other loan parties party thereto from time to time, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A.	8-K	10.1	10/23/2019
10ac.	Intercreditor Agreement by and among Winnebago Industries, Inc., Winnebago of Indiana, LLC, Grand Design RV, LLC, Octavius Corporation and JPMorgan Chase Bank, N.A.	8-K	99.4	11/14/2016
10ad.	Lease Agreement (Main Facility) dated November 8, 2016 by and between Three Oaks, LLC and Grand Design RV, LLC.	10-Q	99.4	12/29/2016
10ae.	Lease Agreement (Expansion Facility) dated November 8, 2016 by and between Three Oaks, LLC and Grand Design RV, LLC.	10-Q	99.5	12/29/2016
10af.	Amended and Restated Employment Agreement between Winnebago Industries, Inc., Grand Design RV, LLC, and Donald Clark effective September 1, 2019.*	8-K	10.1	06/24/2019
10ag.	Amended and Restated Change of Control Agreement between Winnebago Industries, Inc. and Donald Clark effective September 1, 2019.*	8-K	10.2	06/24/2019
10ah.	Commitment Letter dated September 15, 2019, by and among Winnebago Industries, Inc., Goldman Sachs Bank USA, Bank of Montreal, and BMO Capital Markets Corp.	8-K	10.1	09/16/2019
21	List of Subsidiaries.				X
23	Consent of Independent Registered Public Accounting Firm.				X
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS XBRL Instance Document**
101.SCH XBRL Taxonomy Extension Schema Document**
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF XBRL Taxonomy Extension Definitions Linkbase Document**
101.LAB XBRL Taxonomy Extension Label Linkbase Document**
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document**

*	Management contract or compensation plan or arrangement.

**
Attached as Exhibit 101 to this report are the following financial statements from our Annual Report on Form 10-K for the year ended August 31, 2019 formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income

and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Stockholders' Equity, and (v) related notes to these financial statements. Such exhibits are deemed furnished and not filed pursuant to Rule 406T of Regulation S-T.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.

By	/s/ Michael J. Happe
Michael J. Happe

President, Chief Executive Officer
(Principal Executive Officer)
Date: October 23, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 23, 2019, by the following persons on behalf of the Registrant and in the capacities indicated.

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