Form 10-Q
period 2019-11-30
WINNEBAGO INDUSTRIES INC
filed 2019-12-20
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

	Commission File Number:	001-06403

WINNEBAGO INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Iowa			42-0802678
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

P. O. Box 152	Forest City	Iowa	50436
(Address of principal executive offices)			(Zip Code)

		641	585-3535
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.50 par value per share	WGO	New York Stock Exchange

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

The number of shares of common stock, par value $0.50 per share, outstanding on December 13, 2019 was 33,680,185.

Winnebago Industries, Inc.

PART I. FINANCIAL INFORMATION.

Item 1. Condensed Consolidated Financial Statements.

Winnebago Industries, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended
(in thousands, except per share data)	November 30, 2019	November 24, 2018
Net revenues	$588,458	$493,648
Cost of goods sold	509,845	422,652
Gross profit	78,613	70,996
Selling, general, and administrative expenses	51,105	35,712
Amortization of intangible assets	3,614	2,659
Total operating expenses	54,719	38,371
Operating income	23,894	32,625
Interest expense	6,049	4,501
Non-operating income	(116)	(763)
Income before income taxes	17,961	28,887
Provision for income taxes	3,893	6,726
Net income	$14,068	$22,161

Income per common share:
Basic	$0.44	$0.70
Diluted	$0.44	$0.70

Weighted average common shares outstanding:
Basic	32,067	31,567
Diluted	32,267	31,814

Net income	$14,068	$22,161
Other comprehensive income (loss):
Amortization of net actuarial loss (net of tax of $3 and $3)	8	8
Interest rate swap activity (net of tax of $22 and $7)	(68)	(22)
Total other comprehensive income (loss)	(60)	(14)
Comprehensive income	$14,008	$22,147
See Notes to Condensed Consolidated Financial Statements.

Winnebago Industries, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	November 30, 2019	August 31, 2019
Assets
Current assets:
Cash and cash equivalents	$101,328	$37,431
Receivables, less allowance for doubtful accounts ($260 and $160, respectively)	167,290	158,049
Inventories, net	263,333	201,126
Prepaid expenses and other assets	13,301	14,051
Total current assets	545,252	410,657
Property, plant, and equipment, net	163,348	127,572
Other assets:
Goodwill	347,840	274,931
Other intangible assets, net	423,258	256,082
Investment in life insurance	26,958	26,846
Operating lease assets	30,720	—
Other assets	16,248	8,143
Total assets	$1,553,624	$1,104,231

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$93,120	$81,635
Income taxes payable	—	—
Accrued expenses:
Accrued compensation	25,885	20,328
Product warranties	61,107	44,436
Self-insurance	15,685	13,820
Promotional	19,139	10,896
Accrued interest	3,034	4,059
Other	16,768	13,678
Current maturities of long-term debt	12,668	8,892
Total current liabilities	247,406	197,744
Non-current liabilities:
Long-term debt, less current maturities	450,848	245,402
Deferred income taxes	17,210	12,032
Unrecognized tax benefits	6,563	3,591
Operating lease liabilities	28,066	—
Deferred compensation benefits, net of current portion	12,594	12,878
Other	5,328	372
Total non-current liabilities	520,609	274,275
Contingent liabilities and commitments (Note 12)
Stockholders' equity:
Preferred stock, par value $0.01: Authorized-10,000 shares; Issued-none	—	—
Common stock, par value $0.50: Authorized-60,000 shares; Issued-51,776 shares	25,888	25,888
Additional paid-in capital	198,733	91,185
Retained earnings	877,469	866,886
Accumulated other comprehensive loss	(551)	(491)
Treasury stock, at cost: 18,177 and 20,262 shares, respectively	(315,930)	(351,256)
Total stockholders' equity	785,609	632,212
Total liabilities and stockholders' equity	$1,553,624	$1,104,231
See Notes to Condensed Consolidated Financial Statements.

Winnebago Industries, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(in thousands)	November 30, 2019	November 24, 2018
Operating activities:
Net income	$14,068	$22,161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,586	3,169
Amortization of intangible assets	3,614	2,659
Non-cash interest expense, net	1,023	—
Amortization of debt issuance costs	760	394
Last-in, first-out expense	332	597
Stock-based compensation	1,583	2,472
Deferred income taxes	731	382
Other, net	65	(570)
Change in assets and liabilities:
Receivables	27,906	23,748
Inventories	20,082	3,070
Prepaid expenses and other assets	(84)	68
Accounts payable	(4,214)	(799)
Income taxes and unrecognized tax benefits	3,217	(2,443)
Accrued expenses and other liabilities	6,364	(737)
Net cash provided by operating activities	79,033	54,171
Investing activities:
Purchases of property and equipment	(6,624)	(12,771)
Acquisition of business, net of cash acquired	(264,280)	(702)
Other, net	243	311
Net cash used in investing activities	(270,661)	(13,162)
Financing activities:
Borrowings on credit agreement	603,292	133,711
Repayments of credit agreement	(603,292)	(172,229)
Proceeds from issuance of convertible senior notes	300,000	—
Purchase of convertible note hedge	(70,800)	—
Proceeds from issuance of warrants	42,210	—
Payments of offering costs	(10,707)	—
Payments of cash dividends	(3,469)	(3,183)
Other, net	(1,709)	(948)
Net cash provided by (used in) financing activities	255,525	(42,649)
Net increase (decrease) in cash and cash equivalents	63,897	(1,640)
Cash and cash equivalents at beginning of period	37,431	2,342
Cash and cash equivalents at end of period	$101,328	$702
Supplement cash flow disclosure:
Income taxes paid, net	$(311)	$8,778
Interest paid	$5,193	$3,736
Non-cash transactions:
Issuance of Winnebago common stock for acquisition of business	$92,572	$—
Capital expenditures in accounts payable	$2,063	$145
See Notes to Condensed Consolidated Financial Statements.

Winnebago Industries, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Three Months Ended November 30, 2019
(in thousands, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Number	Amount				Number	Amount
Balances at August 31, 2019	51,776	$25,888	$91,185	$866,886	$(491)	(20,262)	$(351,256)	$632,212
Stock-based compensation, net of forfeitures	—	—	1,574	—	—	—	9	1,583
Issuance of stock, net	—	—	(2,219)	—	—	128	2,219	—
Issuance of stock for acquisition	—	—	57,811	—	—	2,000	34,761	92,572
Repurchase of common stock	—	—	—	—	—	(43)	(1,663)	(1,663)
Common stock dividends; $0.11 per share	—	—	—	(3,485)	—	—	—	(3,485)
Actuarial loss, net of tax	—	—	—	—	8	—	—	8
Interest rate swap activity, net of tax	—	—	—	—	(68)	—	—	(68)
Equity component of convertible senior notes and offering costs, net of tax of $20,915	—	—	61,555	—	—	—	—	61,555
Convertible note hedge purchase, net of tax of $17,417	—	—	(53,383)	—	—	—	—	(53,383)
Warrant transactions	—	—	42,210	—	—	—	—	42,210
Net income	—	—	—	14,068	—	—	—	14,068
Balances at November 30, 2019	51,776	$25,888	$198,733	$877,469	$(551)	(18,177)	$(315,930)	$785,609

	Three Months Ended November 24, 2018
(in thousands, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Number	Amount				Number	Amount
Balances at August 25, 2018	51,776	$25,888	$86,223	$768,816	$892	(20,243)	$(347,374)	$534,445
Stock-based compensation, net of forfeitures	—	—	2,448	—	—	2	41	2,489
Issuance of stock, net	—	—	(383)	—	—	11	1,911	1,528
Repurchase of common stock	—	—	—	—	—	(48)	(948)	(948)
Common stock dividends; $0.10 per share	—	—	—	(3,183)	—	—	—	(3,183)
Actuarial loss, net of tax	—	—	—	—	8	—	—	8
Interest rate swap activity, net of tax	—	—	—	—	(22)	—	—	(22)
Net income	—	—	—	22,161	—	—	—	22,161
Balances at November 24, 2018	51,776	$25,888	$88,288	$787,794	$878	(20,278)	$(346,370)	$556,478
See Notes to Condensed Consolidated Financial Statements.

Winnebago Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1: Basis of Presentation

Unless the context otherwise requires, the use of the terms "Winnebago," "WGO," "we," "us," and "our" in these Notes to Condensed Consolidated Financial Statements refers to Winnebago Industries, Inc. and its wholly-owned subsidiaries.

In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments necessary for a fair presentation as prescribed by accounting principles generally accepted in the United States (“GAAP”). All adjustments were comprised of normal recurring adjustments, except as noted in these Notes to Condensed Consolidated Financial Statements.

Interim results are not necessarily indicative of the results to be expected for the full year. The interim Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019.

Fiscal Period

We follow a 52-/53-week fiscal year, ending the last Saturday in August. Fiscal 2020 is a 52-week year, while Fiscal 2019 was a 53-week year. The extra (53rd) week in Fiscal 2019 was recognized in our fourth quarter.

Subsequent Events

In preparing the accompanying unaudited Condensed Consolidated Financial Statements, we evaluated subsequent events for potential recognition and disclosure through the date of this filing. There were no material subsequent events, except for the item described below.

Dividend

On December 18, 2019, our Board of Directors declared a quarterly cash dividend of $0.11 per share payable on January 29, 2020 to common stockholders of record at the close of business on January 15, 2020.

Recently Adopted Accounting Pronouncements

We adopted Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842), as of September 1, 2019, using the modified retrospective basis as of the beginning of the period of adoption. In addition, we elected the package of practical expedients permitted under the transition guidance with the new standard, which among other things, allowed us to carry forward the historical lease classification, and we elected the hindsight practical expedient. Adoption of the new standard resulted in the recording of net lease assets and lease liabilities of $33.8 million and $33.4 million, respectively, as of September 1, 2019. The standard did not materially impact our consolidated net earnings and had no impact on our cash flows.

The following table details line items impacted by the adoption of this ASU within the Condensed Consolidated Balance Sheets as of September 1, 2019:

(in thousands)	August 31, 2019 As Reported	ASU 2016-02 Adjustment on September 1, 2019	September 1, 2019 As Adjusted
Assets
Other intangible assets, net	$256,082	$(1,310)	$254,772
Operating lease assets	—	33,811	33,811
Total assets	$1,104,231	$32,501	$1,136,732

Liabilities and Stockholders' Equity
Accrued expenses: Other	$13,678	$1,258	$14,936
Total current liabilities	197,744	1,258	199,002
Operating lease liabilities	—	31,243	31,243
Total non-current liabilities	274,275	31,243	305,518
Total liabilities and stockholders' equity	$1,104,231	$32,501	$1,136,732

Also, in the first quarter of Fiscal 2020, we adopted ASU 2017-12, Derivatives and Hedging (Topic 815), which improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. The adoption of this standard did not materially impact our Condensed Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and has since issued additional amendments. ASU 2016-13 will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. The standard is effective for annual reporting periods beginning after December 15, 2019 (our Fiscal 2021), including interim periods within those annual reporting periods. We expect to adopt the new guidance in the first quarter of Fiscal 2021, and we do not expect a material impact to our consolidated financial statements.

Note 2: Business Combinations

Newmar Corporation

On November 8, 2019, pursuant to the terms of the Stock Purchase Agreement dated September 15, 2019 (the "Purchase Agreement"), Winnebago completed the acquisition of 100% of Newmar Corporation, Dutch Real Estate Corp., New-Way Transport, and New-Serv (collectively “Newmar”). Newmar is a leading manufacturer of Class A and Super C motorized recreation vehicles that are sold through an established network of independent authorized dealers throughout North America.

The following table summarizes the total consideration paid for Newmar, noting that it is subject to purchase price adjustments as stipulated in the Purchase Agreement:

(in thousands)	November 8, 2019
Cash	$267,749
Winnebago shares: 2,000,000 at $46.29	92,572
Total	$360,321

The cash portion of the purchase price of the acquisition and certain transaction expenses were funded through the private placement of convertible senior notes (as further described in Note 9, Long-Term Debt) and cash on hand. The stock consideration was discounted by 7.0% due to lack of marketability because of the one year lock-up restrictions.

The total purchase price was allocated to the net tangible and intangible assets of Newmar acquired, based on their fair values at the date of the acquisition. We believe that the information provides a reasonable basis for estimating the fair values, but we are waiting for additional information necessary to finalize the working capital adjustment as defined in the purchase agreement and the amounts related to income taxes. Thus, the preliminary measurements of fair value reflected are subject to change. We expect to finalize the valuation and complete the purchase price allocation no later than one year from the acquisition date. The following table summarizes the preliminary fair values assigned to the Newmar net assets acquired and the determination of net assets:

(in thousands)	November 8, 2019
Cash	$3,469
Accounts receivable	37,147
Inventories	82,621
Prepaid expenses and other assets	9,586
Property, plant, and equipment	31,143
Goodwill	72,909
Other intangible assets	172,100
Total assets acquired	408,975
Accounts payable	14,023
Accrued compensation	4,306
Product warranties	15,147
Promotional	2,573
Other	11,637
Deferred tax liabilities	968
Total liabilities assumed	48,654
Total purchase price	$360,321

The goodwill, recognized in our Motorhome segment, is primarily attributable to the value of the workforce, reputation of founders, customer and dealer growth opportunities, and expected synergies. Key areas of cost synergies include increased purchasing power for raw materials and supply chain consolidation. Goodwill is expected to be mostly deductible for tax purposes.

The following table summarizes the other intangible assets acquired:

($ in thousands)	November 8, 2019	Useful Life-Years
Trade name	$98,000	Indefinite
Dealer network	64,000	12.0
Backlog	8,800	0.5
Non-compete agreements	1,300	5.0

The fair value of the trade name and dealer network were estimated using an income approach. Under the income approach, an intangible asset's fair value is equal to the present value of the future economic benefits to be derived from ownership of the asset. The fair value of the trade name was estimated using an income approach, specifically the relief from royalty method. The relief from royalty method is based on the hypothetical royalty stream that would be received if we were to license the trade name and was based on expected revenues. The fair value of the trade name was estimated using an income approach, specifically the cost to recreate/cost saving method. This method uses the replacement of the asset as an indicator of the fair value of the asset. The useful life of the intangibles was determined considering the expected cash flows used to measure the fair value of the intangible assets adjusted for the entity-specific factors including legal, regulatory, contractual, competitive, economic or other factors that may limit the useful life of intangible assets. On the acquisition date, amortizable intangible assets had a weighted-average useful life of approximately 10.5 years.

The results of Newmar's operations have been included in our Condensed Consolidated Financial Statements from the close of the acquisition within the Motorhome segment. The following table provides net revenues and operating income from the Newmar operating segment included in our consolidated results following the November 8, 2019 closing date:

Three Months Ended
(in thousands)	November 30, 2019
Net revenues	$35,663
Operating loss	1,283

The following unaudited pro forma information represents our results of operations as if the Fiscal 2020 acquisition of Newmar had occurred at the beginning of Fiscal 2019:

	Three Months Ended
(in thousands, except per share data)	November 30, 2019	November 24, 2018
Net revenues	$741,717	$663,786
Net income	17,197	10,665
Income per share - basic	$0.51	$0.32
Income per share - diluted	$0.50	$0.32

The unaudited pro forma data above includes the following significant non-recurring adjustments made to account for certain costs which would have changed if the acquisition of Newmar had occurred at the beginning of Fiscal 2019:

	Three Months Ended
(in thousands)	November 30, 2019	November 24, 2018
Amortization of intangibles (1 year or less useful life)(1)	$2,251	$(9,210)
Increase in amortization of intangibles(2)	(1,057)	(1,398)
Expenses related to business combination (transaction costs)(3)	9,950	(10,606)
Interest to reflect new debt structure(4)	(3,367)	(4,546)
Taxes related to the adjustments to the pro forma data and to the income of Newmar(5)	(832)	3,056

(1)	Includes amortization adjustments for our backlog intangible asset and our fair-value inventory adjustment.

(2)	Includes amortization adjustments for our dealer network and non-compete intangible assets.

(3)	Pro forma transaction costs include $0.6 million incurred prior to the acquisition.

(4)
Includes adjustments for cash and non-cash interest expense as well as deferred financing costs. Refer to Note 9, Long-Term Debt, for additional information on the Company's new debt structure as a result of the acquisition.

(5)	Calculated using our U.S. federal statutory rate of 21.0%.

The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transaction actually taken place at the beginning of Fiscal 2019, and the unaudited pro forma information does not purport to be indicative of future financial operating results. The unaudited pro forma condensed consolidated financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquisition.

Transaction costs related to the Newmar acquisition were $10.6 million, of which $10.0 million were expensed during the first three months of Fiscal 2020 and $0.6 million were expensed in the three months ended August 31, 2019. Transaction costs are included in Selling, general, and administrative expenses in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.

Note 3: Business Segments

We have six operating segments: 1) Grand Design towables, 2) Winnebago towables, 3) Winnebago motorhomes, 4) Newmar motorhomes, 5) Chris-Craft marine, and 6) Winnebago specialty vehicles. We evaluate performance based on each operating segment's Adjusted EBITDA, as defined below, which excludes certain corporate administration expenses and non-operating income and expense.

Our two reportable segments include: 1) Towable (comprised of products which are not motorized and are generally towed by another vehicle as well as other related manufactured products and services), which is an aggregation of the Grand Design towables and the Winnebago towables operating segments and 2) Motorhome (comprised of products that include a motorized chassis as well as other related manufactured products and services), which is an aggregation of the Winnebago motorhomes and Newmar motorhomes operating segments.

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

Our chief operating decision maker ("CODM") is our Chief Executive Officer. Our CODM relies on internal management reporting that analyzes consolidated results to the net earnings level and operating segment's Adjusted EBITDA. Our CODM has ultimate responsibility for enterprise decisions. Our CODM determines, in particular, resource allocation for, and monitors the performance of, the consolidated enterprise, the Towable segment, and the Motorhome segment. The operating segments' management have responsibility for operating decisions, allocating resources, and assessing performance within their respective segments. The accounting policies of both reportable segments are the same and are described in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019.

We evaluate the performance of our reportable segments based on Adjusted EBITDA. EBITDA is defined as net income before interest expense, provision for income taxes, and depreciation and amortization expense. Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation and amortization expense, and other adjustments made in order to present comparable results from period to period. Examples of items excluded from Adjusted EBITDA include acquisition-related fair-value inventory step-up, acquisition-related costs, restructuring expenses, and non-operating income.

The following table shows information by reportable segment:

	Three Months Ended
(in thousands)	November 30, 2019	November 24, 2018
Net Revenues
Towable	$341,250	$292,833
Motorhome	225,891	181,328
Corporate / All Other	21,317	19,487
Consolidated	$588,458	$493,648

Adjusted EBITDA
Towable	$35,785	$30,828
Motorhome	9,331	11,976
Corporate / All Other	(3,068)	(4,351)
Consolidated	$42,048	$38,453

Capital Expenditures
Towable	$4,026	$8,877
Motorhome	2,240	3,192
Corporate / All Other	358	702
Consolidated	$6,624	$12,771

(in thousands)	November 30, 2019	August 31, 2019
Total Assets
Towable	$673,683	$628,994
Motorhome	674,849	332,157
Corporate / All Other	205,092	143,080
Consolidated	$1,553,624	$1,104,231

Reconciliation of net income to consolidated Adjusted EBITDA:

	Three Months Ended
(in thousands)	November 30, 2019	November 24, 2018
Net income	$14,068	$22,161
Interest expense	6,049	4,501
Provision for income taxes	3,893	6,726
Depreciation	3,586	3,169
Amortization of intangible assets	3,614	2,659
EBITDA	31,210	39,216
Acquisition-related fair-value inventory step-up	1,176	—
Acquisition-related costs	9,950	—
Restructuring expenses	(172)	—
Non-operating income	(116)	(763)
Adjusted EBITDA	$42,048	$38,453

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

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at November 30, 2019 and August 31, 2019 according to the valuation techniques we used to determine their fair values:

	Fair Value at	Fair Value Hierarchy
(in thousands)	November 30, 2019	Level 1	Level 2	Level 3
Assets that fund deferred compensation:
Domestic equity funds	$444	$345	$99	$—
International equity funds	104	37	67	—
Fixed income funds	163	53	110	—
Total assets at fair value	$711	$435	$276	$—

	Fair Value at	Fair Value Hierarchy
(in thousands)	August 31, 2019	Level 1	Level 2	Level 3
Assets that fund deferred compensation:
Domestic equity funds	$373	$288	$85	$—
International equity funds	101	45	56	—
Fixed income funds	155	54	101	—
Interest rate swap contract	90	—	90	—
Total assets at fair value	$719	$387	$332	$—

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Assets that fund deferred compensation

Our assets that fund deferred compensation are marketable equity securities measured at fair value using quoted market prices and primarily consist of equity-based mutual funds. These securities are primarily classified as Level 1 as they are traded in an active market for which closing stock prices are readily available. These securities fund the Executive Share Option Plan and the Executive Deferred Compensation Plan. Refer to Note 10, Employee and Retiree Benefits, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019 for additional information regarding these plans.

The proportion of the assets that will fund options which expire within a year are included in Prepaid expenses and other assets in the accompanying Condensed Consolidated Balance Sheets. The remaining assets are classified as non-current and are included in Other assets.

Interest Rate Swap Contract

On January 23, 2017, we entered into an interest rate swap contract, which effectively fixed our interest rate on our $300.0 million term loan agreement ("Term Loan") for a notional amount that reduced each December during the swap contract. As of August 31, 2019, we had $120.0 million of our Term Loan fixed at an interest rate of 5.32%. In the first quarter of Fiscal 2020, we exited the swap contract prior to its expiration on December 8, 2020.

The fair value of the interest rate swap was classified as Level 2 as it was determined based on observable market data. The asset was included in Other assets on the Condensed Consolidated Balance Sheets. The change in value was recorded to Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets since the interest rate swap was designated for hedge accounting.

Assets and Liabilities that are measured at Fair Value on a Nonrecurring Basis

Our non-financial assets, which include goodwill, intangible assets, and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, we must evaluate the non-financial asset for impairment. If an impairment has occurred, the asset is required to be recorded at the estimated fair value. No impairments were recorded for non-financial assets in the first quarter of Fiscal 2020 or the first quarter of Fiscal 2019.

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

Note 5: Inventories

Inventories consist of the following:

(in thousands)	November 30, 2019	August 31, 2019
Finished goods	$77,315	$53,417
Work-in-process	105,779	82,926
Raw materials	121,592	105,804
Total	304,686	242,147
Less last-in, first-out ("LIFO") reserve	41,353	41,021
Inventories, net	$263,333	$201,126

Inventory valuation methods consist of the following:

(in thousands)	November 30, 2019	August 31, 2019
LIFO basis	$164,340	$184,007
First-in, first-out basis	140,346	58,140
Total	$304,686	$242,147

The above value of inventories, before reduction for the LIFO reserve, approximates replacement cost at the respective dates.

Note 6: Property, Plant, and Equipment
Property, plant, and equipment is stated at cost, net of accumulated depreciation, and consists of the following:

(in thousands)	November 30, 2019	August 31, 2019
Land	$10,749	$6,799
Buildings and building improvements	147,770	119,638
Machinery and equipment	113,594	107,701
Software	29,622	29,169
Transportation	4,009	3,865
Property, plant, and equipment, gross	305,744	267,172
Less accumulated depreciation	142,396	139,600
Property, plant, and equipment, net	$163,348	$127,572

Depreciation expense was $3.6 million and $3.2 million during the first quarter of Fiscal 2020 and 2019, respectively.

Note 7: Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows for the first three months of Fiscal 2020 and 2019, of which there were no accumulated impairment losses:

(in thousands)	Towable	Motorhome	Corporate / All Other	Total
Balances at August 25, 2018	$244,684	$—	$29,686	$274,370
Chris-Craft purchase price adjustment(1)	—	—	702	702
Balances at November 24, 2018	$244,684	$—	$30,388	$275,072

Balances at August 31, 2019	$244,684	$—	$30,247	$274,931
Acquisition of Newmar(2)	—	72,909	—	72,909
Balances at November 30, 2019	$244,684	$72,909	$30,247	$347,840

(1)
Refer to Note 2, Business Combinations, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019 for additional information.

(2)	Refer to Note 2, Business Combinations, for additional information.

Other intangible assets, net of accumulated amortization, consist of the following:

		November 30, 2019			August 31, 2019
($ in thousands)	Weighted Average Life-Years	Cost	Accumulated Amortization	Weighted Average Life-Years	Cost	Accumulated Amortization
Trade names	Indefinite	$275,250		Indefinite	$177,250
Dealer networks	12.1	159,581	$22,618	12.2	95,581	$20,329
Backlog	0.5	28,327	19,543	0.5	19,527	19,527
Non-compete agreements	4.3	6,647	4,386	4.1	5,347	3,077
Leasehold interest-favorable		—	—	8.1	2,000	690
Other intangible assets, gross		469,805	46,547		299,705	43,623
Less accumulated amortization		46,547			43,623
Other intangible assets, net		$423,258			$256,082

The weighted average remaining amortization period for intangible assets as of November 30, 2019 was approximately 11 years.

Remaining estimated aggregate annual amortization expense by fiscal year is as follows:

(in thousands)	Amount
Fiscal 2020	$18,495
Fiscal 2021	14,361
Fiscal 2022	13,719
Fiscal 2023	13,526
Fiscal 2024	13,424
Thereafter	74,483
Total amortization expense remaining	$148,008

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

Changes in our product warranty liability are as follows:

	Three Months Ended
(in thousands)	November 30, 2019	November 24, 2018
Balance at beginning of period	$44,436	$40,498
Business acquisition(1)	15,147	—
Provision	15,318	10,757
Claims paid	(13,794)	(9,952)
Balance at end of period	$61,107	$41,303

(1)	Refer to Note 2, Business Combinations, for additional information.

Note 9: Long-Term Debt

The components of long-term debt are as follows:

(in thousands)	November 30, 2019	August 31, 2019
ABL Credit Facility	$—	$—
Term Loan	260,000	260,000
Convertible Notes	300,000	—
Long-term debt, gross	560,000	260,000
Convertible Notes unamortized interest discount	(83,998)	—
Debt issuance costs, net	(12,486)	(5,706)
Long-term debt	463,516	254,294
Less current maturities	12,668	8,892
Long-term debt, less current maturities	$450,848	$245,402

Credit Agreements

On November 8, 2016, we entered into a $125.0 million credit facility ("ABL Credit Facility") and a $300.0 million loan agreement ("Term Loan") with JPMorgan Chase Bank, N.A. (the agreements governing the ABL Credit Facility and the Term Loan, collectively the "Credit Agreements"). On October 22, 2019, our ABL Credit Facility was amended and restated to, among other things, increase the commitments thereunder to $192.5 million. The Credit Agreements contain certain financial covenants. As of November 30, 2019, we are in compliance with all financial covenants of the Credit Agreements.

Convertible Notes

On November 1, 2019, we issued $300.0 million in aggregate principal amount of 1.5% unsecured convertible senior notes due 2025 (“Convertible Notes”). The net proceeds from the issuance of the Convertible Notes, after deducting the initial purchasers' transaction fees and offering expense payable by us, were approximately $290.2 million. The Convertible Notes bear interest at the annual rate of 1.5%, payable on April 1 and October 1 of each year, beginning on April 1, 2020, and will mature on April 1, 2025, unless earlier converted or repurchased by us.

The Convertible Notes will be convertible into cash, shares of our common stock or a combination thereof, at our election, at an initial conversion rate of 15.6906 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $63.73 per share, as adjusted pursuant to the terms of the indenture governing the Convertible Notes (the "Indenture"). The Convertible Notes may be converted at any time on or after October 1, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date.

The conversion rate of the Convertible Notes may be adjusted in certain circumstances, including in connection with a conversion of the Convertible Notes made following certain fundamental changes and under other circumstances set forth in the Indenture. It is our current intent to settle all conversions of the Convertible Notes through settlement of cash.

Prior to the close of business on the business day immediately preceding October 1, 2024, the Convertible Notes will be convertible only under the following circumstances:

(1) during any fiscal quarter commencing after December 31, 2019 if the closing sale price of the common stock is more than 130% of the applicable conversion price on each applicable trading day for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
(2) during the 5 consecutive business day period after any 5 consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the Convertible Notes on each such trading day; or
(3) upon the occurrence of certain specified corporate events set forth in the indenture.

We may not redeem the Convertible Notes at our option prior to the maturity date, and no sinking fund is provided for the Convertible Notes.

On October 29, 2019 and October 30, 2019, in connection with the offering of the Convertible Notes, we entered into privately negotiated convertible note hedge transactions (collectively, the “Hedge Transactions”) that cover, subject to customary anti-dilution adjustments, the number of shares of our common stock that initially underlie the Convertible Notes, and are expected generally to reduce the potential dilution and/or offset any cash payments we are required to make in excess of the principal amount due, as the case may be, upon conversion of the Convertible Notes in the event that the market price of our common stock is greater than the strike price of the Hedge Transactions, which was initially $63.73 per share (subject to adjustment under the terms of the Hedge Transactions), corresponding to the initial conversion price of the Convertible Notes.

On October 29, 2019 and October 30, 2019, we also entered into privately negotiated warrant transactions (collectively, the “Warrant Transactions” and, together with the Hedge Transactions, the “Call Spread Transactions”), whereby we sold warrants at a higher strike price relating to the same number of shares of our common stock that initially underlie the Convertible Notes, subject to customary anti-dilution adjustments. The initial strike price of the warrants is $96.20 per share (subject to adjustment under the terms of the Warrant Transactions), which is 100% above the last reported sale price of our common stock on October 29, 2019. The Warrant Transactions could have a dilutive effect to our stockholders to the extent that the market price per share of our common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants.

We used $28.6 million of the net proceeds from the issuance of the Convertible Notes to pay the cost of the Call Spread Transactions.

The Hedge Transactions and the Warrant Transactions are separate transactions, in each case, and are not part of the terms of the Convertible Notes and will not affect any holder’s rights under the Convertible Notes. Holders of the Convertible Notes will not have any rights with respect to the Call Spread Transactions.

Accounting Treatment of the Convertible Notes and Related Hedge Transactions and Warrant Transactions

The Call Spread Transactions were classified as equity. We bifurcated the proceeds from the offering of the Convertible Notes between liability and equity components. On the date of issuance, the liability and equity components were calculated to be approximately $215.0 million and $85.0 million, respectively. The initial $215.0 million liability component was determined based on the fair value of similar debt instruments excluding the conversion feature assuming a hypothetical interest rate of 8%. The initial $85.0 million ($64.1 million net of tax) equity component represents the difference between the fair value of the initial $215.0 million in debt and the $300.0 million of gross proceeds. The related initial debt discount of $85.0 million is being amortized over the life of the Convertible Notes as non-cash interest expense using the effective interest method.

In connection with the above-noted transactions, we incurred approximately $9.8 million of offering-related costs. These offering fees were allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt and equity issuance costs, respectively. We allocated $7.2 million of debt issuance costs to the liability component, which were capitalized as deferred financing costs within Long-term debt. These costs are being amortized as interest expense over the term of the debt using the effective interest method. The remaining $2.6 million of transaction costs allocated to the equity component were recorded as a reduction of the equity component.

Fair Value and Future Maturities

As of November 30, 2019, the fair value of long-term debt, gross, was $561.0 million. As of August 31, 2019, the fair value of long-term debt, gross, approximated the carrying value.

Aggregate contractual maturities of debt in future fiscal years are as follows:

(in thousands)	Amount
Fiscal 2020	$10,250
Fiscal 2021	15,000
Fiscal 2022	15,000
Fiscal 2023	15,000
Fiscal 2024	204,750
Thereafter	300,000
Total Term Loan and Convertible Notes	$560,000

Note 10: Leases

Our leases primarily include operating leases for office and manufacturing space and equipment. Our finance leases are primarily for real estate. For any lease with an initial term in excess of 12 months, the related lease assets and liabilities are recognized on the Condensed Consolidated Balance Sheets as either operating or finance leases at the inception of an agreement where it is determined that a lease exists. We have lease agreements that contain both lease and non-lease components, and we have elected to combine lease and non-lease components for all classes of assets. Leases with an initial term of 12 months or less are not recorded on the Condensed Consolidated Balance Sheets; we recognize lease expense for these leases on a straight-line basis over the lease term. When the terms of multiple lease agreements are materially consistent, we have elected the portfolio approach for our asset and liability calculations.

Lease assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. These assets and liabilities are recognized based on the present value of future payments over the lease term at commencement date. We generally use a collateralized incremental borrowing rate based on the information available at commencement date, including lease term, in determining the present value of future payments. Our assumed lease terms generally do not include options to extend or terminate the lease unless it is reasonably certain that the option will be exercised.

Some of our real estate operating leases require payment of real estate taxes, common area maintenance, and insurance. In addition, certain of our leases are subject to annual changes in the consumer price index. These components comprise the majority of our variable lease cost and are excluded from the present value of our lease obligations. Fixed payments may contain predetermined fixed rent escalations. For our operating leases, we recognize the related rent expense on a straight-line basis from the commencement date to the end of the lease term.

The following table details the supplemental balance sheet information related to our leases:

(in thousands)	Classification	November 30, 2019
Assets
Operating leases	Operating lease assets	$30,720
Finance leases	Other assets	4,761
Total lease assets		$35,481

Liabilities
Current: Operating leases	Accrued expenses: Other	$2,416
Current: Finance leases	Accrued expenses: Other	516
Non-Current: Operating leases	Operating lease liabilities	28,066
Non-Current: Finance leases	Non-current liabilities: Other	5,275
Total lease liabilities		$36,273

The following table details the operating lease cost incurred:

		Three Months Ended
(in thousands)	Classification	November 30, 2019
Operating lease expense(1)	Costs of goods sold and SG&A	$1,763
Finance lease cost:
Depreciation of lease assets	Costs of goods sold and SG&A	43
Interest on lease liabilities	Interest expense	31
Total lease cost		$1,837
(1) Operating lease expense includes short-term leases and variable lease payments, which are immaterial.

Our future lease commitments for future fiscal years as of November 30, 2019 included the following related party and non-related party leases:

	Operating Leases			Finance Leases
(in thousands)	Related Party Amount	Non-Related Party Amount	Total	Non-Related Party Amount
Fiscal 2020	$2,147	$1,036	$3,183	$642
Fiscal 2021	2,863	1,220	4,083	855
Fiscal 2022	2,863	904	3,767	851
Fiscal 2023	3,463	646	4,109	842
Fiscal 2024	3,763	477	4,240	845
Thereafter	20,073	1,371	21,444	3,443
Total future undiscounted lease payments	35,172	5,654	40,826	7,478
Less: Interest	9,422	922	10,344	1,687
Total reported lease liabilities	$25,750	$4,732	$30,482	$5,791

Our future minimum lease payments for future fiscal years as determined prior to the adoption of ASC 842, Leases, and as disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019, included the following related party and non-related party leases:

	Operating Leases
(in thousands)	Related Party Amount	Non-Related Party Amount	Total
Fiscal 2020	$2,864	$1,236	$4,100
Fiscal 2021	2,863	1,068	3,931
Fiscal 2022	2,863	759	3,622
Fiscal 2023	3,597	530	4,127
Fiscal 2024	3,963	361	4,324
Thereafter	25,064	1,359	26,423
Total future lease commitments	$41,214	$5,313	$46,527

The following table details additional information related to our leases:

Three Months Ended
(in thousands)	November 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$554
Operating cash flows from finance leases	31
Financing cash flows from finance leases	46
Leased assets obtained in exchange for lease liabilities:
Operating leases	2,317
Finance leases(1)	5,664

November 30, 2019
Weighted average remaining lease term (in years):
Operating leases	9.5
Finance leases	8.6
Weighted average discount rate:
Operating leases	6.2%
Finance leases	6.2%

(1)	Represents the lease liability added. Lease assets are offset by a $1.0 million unfavorable lease liability created by the acquisition of Newmar.

Note 11: Employee and Retiree Benefits

Deferred compensation liabilities are as follows:

(in thousands)	November 30, 2019	August 31, 2019
Non-qualified deferred compensation	$12,672	$13,093
Supplemental executive retirement plan	2,085	2,072
Executive share option plan	—	12
Executive deferred compensation plan	715	621
Deferred compensation benefits	15,472	15,798
Less current portion(1)	2,878	2,920
Deferred compensation benefits, net of current portion	$12,594	$12,878

(1) Included in Accrued compensation on the Condensed Consolidated Balance Sheets.

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

Our repurchase agreements generally provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 24 months, provide that our liability will be the lesser of remaining principal owed by the dealer to the lending institution, or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our liability cannot exceed 100% of the dealer invoice. In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of recreational vehicles or boats to repurchase current inventory if a dealership exits the business. Our total contingent liability on all repurchase agreements was approximately $1,291.6 million and $874.9 million at November 30, 2019 and August 31, 2019, respectively.

Repurchased sales are not recorded as a revenue transaction, but the net difference between the original repurchase price and the resale price are recorded against the loss reserve, which is a deduction from gross revenue. Our loss reserve for repurchase commitments contains uncertainties because the calculation requires management to make assumptions and apply judgment regarding a number of factors. Our risk of loss related to these repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on these repurchase agreements and our historical loss experience, we establish an associated loss reserve which is included in Accrued expenses: Other on the Condensed Consolidated Balance Sheets. Our accrued losses on repurchases were $1.2 million and $0.9 million at November 30, 2019 and August 31, 2019, respectively. Repurchase risk is affected by the credit worthiness of our dealer network, and we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to establish the loss reserve for repurchase commitments.

There was no material activity related to repurchase agreements during the three months ended November 30, 2019 and November 24, 2018.

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

Note 13: Revenue

We generate all of our operating revenue from contracts with customers. Our primary source of revenue is generated through the sale of manufactured motorized units, non-motorized towable units, and marine units to our independent dealer network (our customers). The following table disaggregates revenue by reportable segment and product category:

	Three Months Ended
(in thousands)	November 30, 2019	November 24, 2018
Net Revenues
Towable:
Fifth Wheel	$195,189	$162,749
Travel Trailer	140,463	125,626
Other(1)	5,598	4,458
Total Towable	341,250	292,833
Motorhome:
Class A	65,644	48,678
Class B	85,456	68,720
Class C	66,876	56,142
Other(1)	7,915	7,788
Total Motorhome	225,891	181,328
Corporate / All Other:
Other(2)	21,317	19,487
Total Corporate / All Other	21,317	19,487
Consolidated	$588,458	$493,648

(1)	Relates to parts, accessories, and services.

(2)	Relates to marine and specialty vehicle units, parts, accessories, and services.

We do not have material contract assets or liabilities. We establish allowances for uncollectible receivables based on historical collection trends and write-off history.

Concentration of Risk

None of our dealer organizations accounted for more than 10% of our net revenue for the first quarter of Fiscal 2020 or 2019.

Note 14: Stock-Based Compensation

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

Stock-based compensation expense was $1.6 million and $2.5 million during the first quarter of Fiscal 2020 and 2019, respectively. Compensation expense is recognized over the requisite service period of the award.

Note 15: Restructuring

On February 4, 2019, we announced our intent to move our diesel production from Junction City, OR to Forest City, IA to enable more effective product development and improve our cost structure. The following table details the restructuring charges incurred:

	Motorhome
	Three Months Ended		Cumulative
(in thousands)	November 30, 2019	November 24, 2018	November 30, 2019
Cost of goods sold	$(219)	$—	$1,505
Selling, general, and administrative expenses	47	—	266
Restructuring expense	$(172)	$—	$1,771

Expenses in the current period include adjustments to employee-related expenses and facility closure costs. We expect additional expenses of approximately $0.5 million in Fiscal 2020, primarily related to facility closure costs. We expect these expenses to be more than offset by the corresponding savings generated by the project.

Note 16: Income Taxes

Our effective tax rate decreased to 21.7% for the three months ended November 30, 2019 from 23.3% for the three months ended November 24, 2018 primarily due to an increase in estimated research and development tax credits and excess tax benefits related to stock-based compensation in Fiscal 2020.

We file a U.S. Federal tax return, as well as returns in various international and state jurisdictions. As of November 30, 2019, our federal returns from Fiscal 2016 to present are subject to review by the Internal Revenue Service. With limited exception, state returns from Fiscal 2015 to present continue to be subject to review by state taxing jurisdictions. We are currently under review by certain U.S. state tax authorities for Fiscal 2015 through 2018. We believe we have adequately reserved for our exposure to additional payments for uncertain tax positions in our liability for unrecognized tax benefits.

Note 17: Income Per Share
The following table reflects the calculation of basic and diluted income per share:

	Three Months Ended
(in thousands, except per share data)	November 30, 2019	November 24, 2018
Numerator
Net income	$14,068	$22,161

Denominator
Weighted average common shares outstanding	32,067	31,567
Dilutive impact of stock compensation awards	200	247
Weighted average common shares outstanding, assuming dilution	32,267	31,814

Anti-dilutive securities excluded from Weighted average common shares outstanding, assuming dilution	73	90

Basic income per common share	$0.44	$0.70
Diluted income per common share	$0.44	$0.70

Anti-dilutive securities were not included in the computation of diluted income per common share because they are considered anti-dilutive under the treasury stock method.

Note 18: Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income ("AOCI") by component, net of tax, were:

	Three Months Ended
	November 30, 2019			November 24, 2018
(in thousands)	Defined Benefit Pension Items	Interest Rate Swap	Total	Defined Benefit Pension Items	Interest Rate Swap	Total
Balance at beginning of period	$(559)	$68	$(491)	$(591)	$1,483	$892
OCI before reclassifications	—	(80)	(80)	—	(22)	(22)
Amounts reclassified from AOCI	8	12	20	8	—	8
Net current-period OCI	8	(68)	(60)	8	(22)	(14)
Balance at end of period	$(551)	$—	$(551)	$(583)	$1,461	$878

Reclassifications out of AOCI in net periodic benefit costs, net of tax, were:

		Three Months Ended
(in thousands)	Location on Consolidated Statements of Income and Comprehensive Income	November 30, 2019	November 24, 2018
Amortization of net actuarial loss	SG&A	$8	$8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, the use of the terms "Winnebago," "we," "us," and "our" refers to Winnebago Industries, Inc. and its wholly-owned subsidiaries.

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

Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended August 31, 2019 (including the information presented therein under Risk Factors), as well as our reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited.

Overview

Winnebago Industries, Inc. is one of the leading U.S. manufacturers with a diversified portfolio of recreation vehicles ("RV"s) and marine products used primarily in leisure travel and outdoor recreation activities. We produce our motorhome units in Iowa and Indiana; our towable units in Indiana; and our marine units in Florida. We distribute our RV and marine products primarily through independent dealers throughout the U.S. and Canada, who then retail the products to the end consumer. We also distribute our marine products internationally through independent dealers, who then retail the products to the end consumer.

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

Refer to the Results of Operations - First Three Months of Fiscal 2020 Compared to the First Three Months of Fiscal 2019 for a detailed reconciliation of items that impacted EBITDA and Adjusted EBITDA. We have included these non-GAAP performance measures as a comparable measure to illustrate the effect of non-recurring transactions occurring during the reported periods and to improve comparability of our results from period to period. We believe Adjusted EBITDA provides meaningful supplemental information about our operating performance because these measures exclude amounts that we do not consider part of our core operating results when assessing our performance. Examples of items excluded from Adjusted EBITDA include acquisition-related fair-value inventory step-up, acquisition-related costs, restructuring expenses, and non-operating income.

Management uses these non-GAAP financial measures (a) to evaluate our historical and prospective financial performance and trends as well as our performance relative to competitors and peers; (b) to measure operational profitability on a consistent basis; (c) in presentations to the members of our board of directors to enable our board of directors to have the same measurement basis of operating performance as is used by management in its assessments of performance and in forecasting and budgeting for our company; (d) to evaluate potential acquisitions; and (e) to ensure compliance with covenants and restricted activities under the terms of our debt agreements. We believe these non-GAAP financial measures are frequently used by securities analysts, investors, and other interested parties to evaluate companies in our industry.

Business Combinations

Newmar Corporation

On November 8, 2019, we completed the acquisition of Newmar Corporation, Dutch Real Estate Corp, New-Way Transport, and New-Serv (collectively "Newmar") for total consideration of $360.3 million, which consisted of $267.7 million in cash, subject to purchase price adjustments as stipulated in the Purchase Agreement, and 2.0 million shares of Winnebago common stock that were valued at $92.6 million ($46.29 per share discounted at 7.0% due to lack of marketability because of one year lock-up restrictions). The cash portion of the purchase price of the acquisition and certain transaction expenses were funded through the private placement of $300.0 million in aggregate principal amount of 1.5% convertible senior notes due 2025 ("Convertible Notes") (as further described in Note 9, Long-Term Debt) and cash on hand. Newmar is a leading manufacturer of Class A and Super C motorized recreation vehicles that are sold through an established network of independent authorized dealers throughout North America.

Reportable Segments

We have six operating segments: 1) Grand Design towables, 2) Winnebago towables, 3) Winnebago motorhomes, 4) Newmar motorhomes, 5) Chris-Craft marine, and 6) Winnebago specialty vehicles. We evaluate performance based on each operating segment's Adjusted EBITDA, as defined below, which excludes certain corporate administration expenses and non-operating income and expense.

Our two reportable segments include: 1) Towable (comprised of products which are not motorized and are generally towed by another vehicle as well as other related manufactured products and services), which is an aggregation of the Grand Design towables and the Winnebago towables operating segments and 2) Motorhome (comprised of products that include a motorized chassis as well as other related manufactured products and services), which is an aggregation of the Winnebago motorhomes and Newmar motorhomes operating segments.

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

We track RV Industry conditions using these key statistics to monitor trends and evaluate and understand our performance relative to the overall industry. The following is an analysis of changes in these key statistics for the rolling 12 months through October as of 2019 and 2018:

	US and Canada Industry
	Wholesale Unit Shipments per RVIA				Retail Unit Registrations per Stat Surveys
	Rolling 12 Months through October				Rolling 12 Months through October
	2019	2018	Unit Change	% Change	2019	2018	Unit Change	% Change
Towable(1)	352,496	428,708	(76,212)	(17.8)%	392,469	419,574	(27,105)	(6.5)%
Motorhome(2)	47,726	59,947	(12,221)	(20.4)%	52,032	58,512	(6,480)	(11.1)%
Combined	400,222	488,655	(88,433)	(18.1)%	444,501	478,086	(33,585)	(7.0)%

(1)	Towable: Fifth wheel and travel trailer products.

(2)	Motorhome: Class A, B and C products.

The rolling twelve months shipments for 2019 and 2018 reflect a contraction in shipments as dealers have rationalized inventory during the last twelve months. The rolling twelve months retail information for 2019 and 2018 illustrates that retail sales remain at healthy levels. We believe retail demand is the key driver to continued growth in the industry.

The most recent RVIA wholesale shipment forecasts for calendar year 2020, as noted in the table below, indicate that industry shipments are expected to decline in 2020.

	Calendar Year
Wholesale Unit Shipment Forecast per RVIA(1)	2020 Forecast	2019 Forecast (Most Likely)	Unit Change	% Change
Aggressive	404,600	402,100	2,500	0.6%
Most likely	386,400	402,100	(15,700)	(3.9)%
Conservative	359,600	402,100	(42,500)	(10.6)%

(1)	Prepared by Dr. Richard Curtin of the University of Michigan Consumer Survey Research Center for RVIA and reported in the Roadsigns RV Winter 2019 Industry Forecast Issue.

Market Share

Our retail unit market share, as reported by Stat Surveys based on state records, is illustrated below. Note that this data is subject to adjustment and is continuously updated.

	Rolling 12 Months through October		Calendar Year
US and Canada	2019	2018	2018	2017	2016(1)
Travel trailer and fifth wheels	9.1%	7.7%	7.8%	6.1%	1.7%
Motorhome A, B, C	15.4%	15.6%	15.6%	16.3%	18.0%
Total market share	9.8%	8.6%	8.7%	7.4%	3.7%

(1)	Includes retail unit market share for Grand Design since its acquisition on November 8, 2016.

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

The following table illustrates the cumulative project costs:

	Three Months Ended	Fiscal Year					Cumulative Investment
(in thousands)	November 30, 2019	2019	2018	2017	2016	2015
Capitalized	$430	$3,875	$5,941	$1,881	$7,798	$3,291	$23,216	57.5%
Expensed	305	3,709	2,107	2,601	5,930	2,528	17,180	42.5%
Total	$735	$7,584	$8,048	$4,482	$13,728	$5,819	$40,396	100.0%

Results of Operations - First Three Months of Fiscal 2020 Compared to the First Three Months of Fiscal 2019

Consolidated Performance Summary

The following is an analysis of changes in key items included in the consolidated statements of income and comprehensive income for the three months ended November 30, 2019 compared to the three months ended November 24, 2018:

	Three Months Ended
(in thousands, except percent and per share data)	November 30, 2019	% of Revenues(1)	November 24, 2018	% of Revenues(1)	$ Change	% Change
Net revenues	$588,458	100.0%	$493,648	100.0%	$94,810	19.2%
Cost of goods sold	509,845	86.6%	422,652	85.6%	87,193	20.6%
Gross profit	78,613	13.4%	70,996	14.4%	7,617	10.7%
Selling, general, and administrative expenses	51,105	8.7%	35,712	7.2%	15,393	43.1%
Amortization of intangible assets	3,614	0.6%	2,659	0.5%	955	35.9%
Total operating expenses	54,719	9.3%	38,371	7.8%	16,348	42.6%
Operating income	23,894	4.1%	32,625	6.6%	(8,731)	(26.8)%
Interest expense	6,049	1.0%	4,501	0.9%	1,548	34.4%
Non-operating income	(116)	—%	(763)	(0.2)%	(647)	(84.8)%
Income before income taxes	17,961	3.1%	28,887	5.9%	(10,926)	(37.8)%
Provision for income taxes	3,893	0.7%	6,726	1.4%	(2,833)	(42.1)%
Net income	$14,068	2.4%	$22,161	4.5%	$(8,093)	(36.5)%

Diluted income per share	$0.44		$0.70		$(0.26)	(37.1)%
Diluted average shares outstanding	32,267		31,814		453	1.4%

(1)	Percentages may not add due to rounding differences.

Net revenues increased in the first three months of Fiscal 2020 compared to the first three months of Fiscal 2019 due to organic growth in our Towable and Motorhome segments and our acquisition of Newmar.

Gross profit as a percentage of revenue decreased in the first three months of Fiscal 2020 compared to the first three months of Fiscal 2019 due primarily to a change in mix as a result of our acquisition of Newmar and the impact of Newmar inventory step-up.

Operating expenses increased in the first three months of Fiscal 2020 compared to the first three months of Fiscal 2019 due to Newmar acquisition-related costs, incremental amortization related to the purchase accounting for Newmar, normal operating expenses of Newmar, and organic growth in the Towable segment.

Interest expense increased in the first three months of Fiscal 2020 compared to the first three months of Fiscal 2019 primarily due to the additional interest expense related to the Convertible Notes issued in connection with the acquisition of Newmar.

Non-operating income decreased in the first three months of Fiscal 2020 compared to the first three months of Fiscal 2019 due to company-owned life insurance benefits in the prior year.

The effective tax rate decreased to 21.7% for the first three months of Fiscal 2020 compared to 23.3% for the first three months of Fiscal 2019 due primarily to an increase in estimated research and development tax credits and excess tax benefits related to stock-based compensation in Fiscal 2020.

Net income and diluted income per share decreased in the first three months of Fiscal 2020 compared to the first three months of Fiscal 2019 primarily due to the acquisition-related costs for Newmar and the additional interest expense related to our Convertible Notes, partially offset by a favorable effective tax rate.

Non-GAAP Reconciliation

The following table reconciles net income to consolidated EBITDA and Adjusted EBITDA for the three months ended November 30, 2019 and November 24, 2018:

	Three Months Ended
(in thousands)	November 30, 2019	November 24, 2018
Net income	$14,068	$22,161
Interest expense	6,049	4,501
Provision for income taxes	3,893	6,726
Depreciation	3,586	3,169
Amortization of intangible assets	3,614	2,659
EBITDA	31,210	39,216
Acquisition-related fair-value inventory step-up	1,176	—
Acquisition-related costs	9,950	—
Restructuring expenses	(172)	—
Non-operating income	(116)	(763)
Adjusted EBITDA	$42,048	$38,453

Reportable Segment Performance Summary

Towable

The following is an analysis of key changes in our Towable segment for the three months ended November 30, 2019 compared to the three months ended November 24, 2018 and as of November 30, 2019 compared to November 24, 2018:

	Three Months Ended
(in thousands, except ASP)	November 30, 2019	% of Revenues	November 24, 2018	% of Revenues	$ Change	% Change
Net revenues	$341,250		$292,833		$48,417	16.5%
Adjusted EBITDA	35,785	10.5%	30,828	10.5%	4,957	16.1%

Average Selling Price ("ASP")(1)	32,998		32,117		881	2.7%

	Three Months Ended
Unit deliveries	November 30, 2019	Product Mix(2)	November 24, 2018	Product Mix(2)	Unit Change	% Change
Travel trailer	6,336	59.8%	5,836	62.2%	500	8.6%
Fifth wheel	4,263	40.2%	3,549	37.8%	714	20.1%
Total towables	10,599	100.0%	9,385	100.0%	1,214	12.9%

($ in thousands)	November 30, 2019		November 24, 2018		Change	% Change
Backlog(3)
Units	7,174		9,199		(2,025)	(22.0)%
Dollars	$242,853		$327,724		$(84,871)	(25.9)%
Dealer Inventory
Units	17,843		16,662		1,181	7.1%

(1)	ASP excludes off-invoice dealer incentives.

(2)	Percentages may not add due to rounding differences.

(3)
We include in our backlog all accepted orders from dealers to generally be shipped within the next six months. Orders in backlog can be cancelled or postponed at the option of the dealer at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Net revenues increased in the first three months of Fiscal 2020 compared to the first three months of Fiscal 2019 due to an increase in unit deliveries and an increase in ASP.

Adjusted EBITDA increased in the first three months of Fiscal 2020 compared to the first three months of Fiscal 2019 due to an increase in net revenues.

We have seen a decrease in the volume and dollar value of backlog as of November 30, 2019 compared to November 24, 2018 due to increased use of our production capacity and reflecting the shift in dealer order patterns to smaller and more frequent orders.

Motorhome

The following is an analysis of key changes in our Motorhome segment for the three months ended November 30, 2019 compared to the three months ended November 24, 2018 and as of November 30, 2019 compared to November 24, 2018:

	Three Months Ended
(in thousands, except ASP)	November 30, 2019	% of Revenues	November 24, 2018	% of Revenues	$ Change	% Change
Net revenues	$225,891		$181,328		$44,563	24.6%
Adjusted EBITDA	9,331	4.1%	11,976	6.6%	(2,645)	(22.1)%

ASP(1)	119,749		98,690		21,059	21.3%

	Three Months Ended
Unit deliveries	November 30, 2019	Product Mix(2)	November 24, 2018	Product Mix(2)	Unit Change	% Change
Class A	399	21.2%	422	23.2%	(23)	(5.5)%
Class B	809	43.0%	719	39.5%	90	12.5%
Class C	674	35.8%	678	37.3%	(4)	(0.6)%
Total motorhomes	1,882	100.0%	1,819	100.0%	63	3.5%

($ in thousands)	November 30, 2019		November 24, 2018		Change	% Change
Backlog(3)
Units	2,631		1,961		670	34.2%
Dollars	$384,201		$191,632		$192,569	100.5%
Dealer Inventory
Units	5,169		4,458		711	15.9%

(1)	ASP excludes off-invoice dealer incentives.

(2)	Percentages may not add due to rounding differences.

(3)
We include in our backlog all accepted orders from dealers to generally be shipped within the next six months. Orders in backlog can be cancelled or postponed at the option of the dealer at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Net revenues increased in the first three months of Fiscal 2020 compared to the first three months of Fiscal 2019 due to the acquisition of Newmar and an increase in the organic ASP.

Adjusted EBITDA decreased in the first three months of Fiscal 2020 compared to the first three months of Fiscal 2019 primarily due to an unfavorable mix and higher SG&A expense, partially offset by the Newmar acquisition and pricing in excess of inflation.

We have seen an increase in the backlog volumes as of November 30, 2019 compared to November 24, 2018 due to our acquisition of Newmar and due to new product introductions.

Analysis of Financial Condition, Liquidity, and Resources
Cash Flows
The following table summarizes our cash flows from operations for the three months ended November 30, 2019 and November 24, 2018:

	Three Months Ended
(in thousands)	November 30, 2019	November 24, 2018
Total cash provided by (used in):
Operating activities	$79,033	$54,171
Investing activities	(270,661)	(13,162)
Financing activities	255,525	(42,649)
Net increase (decrease) in cash and cash equivalents	$63,897	$(1,640)
Operating Activities
Cash provided by operating activities increased for the three months ended November 30, 2019 compared to the three months ended November 24, 2018 primarily due to favorable changes in working capital, partially offset by Newmar acquisition-related costs.
Investing Activities
Cash used in investing activities increased for the three months ended November 30, 2019 compared to the three months ended November 24, 2018 primarily due to our acquisition of Newmar.
Financing Activities
Cash provided by financing activities increased for the three months ended November 30, 2019 compared to the three months ended November 24, 2018 primarily due to our Convertible Notes issued to finance our acquisition of Newmar.

Debt and Capital

As of November 30, 2019, we have a debt agreement that consists of a $300.0 million term loan agreement ("Term Loan") and a $192.5 million asset-based revolving credit facility ("ABL Credit Facility") (collectively, the "Credit Agreements"). During the first quarter of Fiscal 2020, we issued the Convertible Notes, which were used to partially fund the Newmar acquisition. Refer to Note 9, Long-Term Debt, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional details. As of November 30, 2019, we had no borrowings against the ABL.

Other Financial Measures

Working capital at November 30, 2019 and August 31, 2019 was $297.8 million and $212.9 million, respectively. We currently expect cash on hand, funds generated from operations, and the borrowing available under our ABL Credit Facility be sufficient to cover both short-term and long-term operating requirements.

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

On October 18, 2017, our Board of Directors authorized a share repurchase program in the amount of $70.0 million. There is no time restriction on the authorization. In the first quarter of Fiscal 2020, we did not repurchase any shares under this authorization. We continually evaluate if share repurchases reflect a prudent use of our capital and, subject to compliance with our Credit Agreements, we may purchase shares in the future. At November 30, 2019, we have $58.9 million remaining on our board repurchase authorization.

On December 18, 2019, our Board of Directors approved a quarterly cash dividend of $0.11 per share payable on January 29, 2020, to common stockholders of record at the close of business on January 15, 2020.

Contractual Obligations and Commercial Commitments

There has been no material change in our contractual obligations other than the issuance of the Convertible Notes and in the ordinary course of business since the end of Fiscal 2019. Refer to Note 9, Long-Term Debt, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional details on the Convertible Notes, and see our Annual Report on Form 10-K for the fiscal year ended August 31, 2019 for additional information regarding our contractual obligations and commercial commitments.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in Note 1: Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019. We discuss our critical accounting estimates in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019. In the first quarter of Fiscal 2020, we adopted new lease accounting guidance, as described in Note 1, Basis of Presentation, and Note 10, Leases, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. There have been no other significant changes in our significant accounting policies or critical accounting estimates since the end of Fiscal 2019.

New Accounting Pronouncements

For a description of new applicable accounting pronouncements, see Note 1, Basis of Presentation, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as "anticipate," "assume," "believe," "estimate," "expect," "guidance," "intend," "outlook," "plan," "project," and other words and terms of similar meaning. Such statements reflect our current views and estimates with respect to future market conditions, company performance and financial results, operational investments, business prospects, new strategies, the competitive environment, and other events. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the potential results discussed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended August 31, 2019, and Item 1A, Risk Factors, in Part II of this Quarterly Report on Form 10-Q, for a description of important factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. Among the factors that could cause actual results and outcomes to differ materially from those contained in such forward-looking statements are the following: competition and new product introductions by competitors, our ability to attract and retain qualified personnel, increases in market compensation rates, business or production disruptions, sales order cancellations, risk related to the terms of our credit agreements and compliance with debt covenants and leverage ratios, stock price volatility and share dilution, disruptions or unanticipated costs from facility expansions, availability of labor, a slowdown in the economy, low consumer confidence, the effect of global tensions, increases in interest rates, availability of credit, availability of financing for RV and marine dealers, impairment of goodwill, risk related to cyclicality and seasonality of our business, slower than anticipated sales of new or existing products, integration of operations relating to merger and acquisition activities generally, our acquisition of Newmar, the possibility that the Newmar acquisition may not perform as expected or may not result in earnings growth, difficulties and expenses related to integrating Newmar into our business, possible unknown liabilities of Newmar, significant costs related to the Newmar acquisition, increased focus of management attention and resources on the acquisition of Newmar, risks related to the Convertible Notes, including our ability to satisfy our obligations under the Convertible Notes, risks related to our recent Convertible Note hedge and warrant transactions, inadequate liquidity or capital resources, inventory and distribution channel management, our ability to innovate, our reliance on large dealer organizations, significant increase in repurchase obligations, availability and price of fuel, availability of chassis and other key component parts, increased material and component costs, exposure to warranty claims, ability to protect our intellectual property, exposure to product liability claims, dependence on information systems and web applications, any unexpected expenses related to the implementation of our Enterprise Resource Planning system, risk related to data security, governmental regulation, including for climate change, risk related to anti-takeover provisions applicable to us, and other factors. We caution that the foregoing list of important factors is not complete. Any forward-looking statements speak only as of the date they are made, and we assume no obligation to update any forward-looking statement that we may make.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The assets we maintain to fund deferred compensation have market risk, but we maintain a corresponding liability for these assets. The market risk is therefore borne by the participants in the deferred compensation program.

Interest rate risk

We are exposed to market risks related to fluctuations in interest rates on the outstanding variable rate debt. As of November 30, 2019, we had $260.0 million outstanding under our Term Loan, subject to variable interest rates. For our Term Loan in the first three months of Fiscal 2020, a 1.0% increase in interest rates would have increased our interest expense by an estimated $2.6 million, and a 1.0% decrease in interest rates would have decreased our interest expense by an estimated $2.6 million. For additional information, see Note 9, Long-Term Debt. For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant.

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

During the first quarter of Fiscal 2020, we completed the acquisition of Newmar, which represents a material change in internal control over financial reporting since management's last assessment. Prior to the acquisition, Newmar was a private company and has not been subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements to which public reporting companies may be subject. As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into the acquired Newmar subsidiaries and to augment our company-wide controls to reflect the risks inherent in an acquisition of this type. Our report on our internal control over financial reporting in the Annual Report on Form 10-K for the year ending August 29, 2020 will exclude the acquired Newmar subsidiaries in order for management to have sufficient time to evaluate and implement our internal control over financial reporting.

There were no other changes in our internal control over financial reporting that occurred during the first quarter of Fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.
For a description of our legal proceedings, see Note 12, Contingent Liabilities and Commitments, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended August 31, 2019, except for the risk factors updated below:

The terms of our Credit Agreements and other debt instruments could adversely affect our operating flexibility and pose risks of default.

We incurred substantial indebtedness to finance the acquisitions of Grand Design and Newmar. Our Credit Agreement is secured by substantially all of our assets, including cash, inventory, accounts receivable, and certain machinery and equipment. The Credit Agreement contains certain requirements, including affirmative and negative financial covenants. If we are unable to comply with these requirements and covenants, we may be restricted in our ability to pay dividends or engage in certain other business transactions, the lender may obtain control of our cash accounts, and we may experience an event of default. If a default occurs, the lenders under the Credit Agreement may elect to declare all of their respective outstanding debt, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. Under such circumstances, we may not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed on our ability to incur additional debt and to take other corporate actions might significantly impair our ability to obtain other financing.

In addition, the Credit Agreement contains certain restrictions on our ability to undertake certain types of transactions.  Therefore, we may need to seek permission from our lenders in order to engage in certain corporate actions and any additional indebtedness that we may incur will need to comply with the terms of the Credit Agreement and will have its own restrictions on our ability to undertake certain types of transactions. Likewise, the Indenture related to the Convertible Notes issued to help finance the acquisition of Newmar includes certain limited covenants that could impact our ability to operate our business.

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

Our stock price may fluctuate based on many factors. To partially finance our acquisition of Grand Design, we issued $124.1 million worth of common stock to the owners of Grand Design and registered these shares for resale after the transaction closed. Similarly, we issued 2.0 million shares of our common stock to the owners of Newmar. In connection with our acquisition of Newmar, we also issued $300.0 million in aggregate principal amount of 1.50% convertible senior notes due 2025. We will settle conversions of the Convertible Notes by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, based on the applicable conversion rate(s). Any future stock issuance by us or liquidation of stock holding by the former owners of Grand Design or Newmar or holders of the Convertible Notes may cause dilution of earnings per share or put selling pressure on our share price. Changing credit agreements and leverage ratios may also impact stock price. In general, analysts' expectations and our ability to meet those expectations quarterly may cause stock price fluctuations. If we fail to meet expectations related to future growth, profitability, debt repayment, dividends, share issuance or repurchase, or other market expectations, our stock price may decline significantly.

Failure to effectively manage strategic acquisitions and alliances, joint ventures, or partnerships could have a negative impact on our business.

One of our growth strategies is to drive growth through targeted acquisitions and alliances, stronger customer relations, and new joint ventures and partnerships that contribute profitable growth while supplementing our existing brands and product portfolio. On November 8, 2019, we acquired Newmar (the "Newmar Acquisition"), a leading manufacturer of Class A and Super C motorized RVs. Our ability to grow through acquisitions depends, in part, on the availability of suitable candidates at acceptable prices, terms, and conditions, our ability to compete effectively for acquisition candidates, and the availability of capital and personnel to complete such acquisitions and run the acquired business effectively. Any acquisition, alliance, joint venture, or partnership could impair our business, financial condition, reputation, and operating results. The benefits of an acquisition, including the Newmar Acquisition, or new alliance, joint venture, or partnership may take more time than expected to develop or integrate into our operations, and we cannot guarantee that previous or future acquisitions, alliances, joint ventures, or partnerships will, in fact, produce any benefits. Such acquisitions, alliances, joint ventures, and partnerships may involve a number of risks, including:

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

The success of the Newmar Acquisition will depend in part on our ability to realize the anticipated business opportunities from combining the operations of Newmar with our business in an efficient and effective manner. The integration process could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures, and policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties, or our ability to achieve the anticipated benefits of the Newmar Acquisition, and could harm our financial performance. We cannot assure you that the Newmar business will perform as expected, that integration or other one-time costs will not be greater than expected, that we will not incur unforeseen obligations or liabilities, or that the rate of return from the acquisition will justify our investment. We also incurred significant costs in connection with the Newmar Acquisition, the substantial majority of which are non-recurring expenses. In addition, we expect to incur additional costs in the integration of Newmar's business and may not achieve cost synergies and other benefits sufficient to offset the incremental costs of the Newmar Acquisition. If we are unable to successfully or timely integrate the operations of Newmar with our business, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies, and other anticipated benefits resulting from the Newmar Acquisition, and our business, results of operations, and financial condition could be materially and adversely affected.

The Newmar Acquisition also involves risks associated with integrating acquired assets into existing operations which could have a material adverse effect on our business, financial condition, results of operations, and cash flows, including, among others:

•	failure to implement our business plan for the combined business;

•	unanticipated issues in integrating equipment, logistics, information, communications, and other systems;

•	possible inconsistencies in standards, controls, contracts, procedures, and policies;

•	impacts of change in control provisions in contracts and agreements;

•	failure to retain key customers and suppliers;

•	unanticipated changes in applicable laws and regulations;

•	failure to recruit and retain key employees to operate the combined business;

•	increased competition within the industries in which Newmar operates;

•	difficulties in managing the expanded operations of a significantly larger and more complex combined company;

•	inherent operating risks in the business;

•	unanticipated issues, expenses, and liabilities;

•	additional reporting requirements pursuant to applicable rules and regulations;

•	additional requirements relating to internal control over financial reporting;

•	diversion of our senior management’s attention from the management of daily operations to the integration of the Newmar business;

•	significant unknown and contingent liabilities we incur for which we have limited or no contractual remedies or insurance coverage;

•	the assets to be acquired failing to perform as well as we anticipate; and

•	unexpected costs, delays, and challenges arising from integrating the assets acquired in the Newmar Acquisition into our existing operations.

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

Following the acquisition of Newmar, Newmar became our subsidiary and remains subject to all of its liabilities. There could be unasserted claims or assessments that we failed or were unable to discover or identify in the course of performing due diligence investigations of Newmar. In addition, there may be liabilities that are neither probable nor estimable at this time that may become probable or estimable in the future. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our financial results.

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

The Newmar Acquisition significantly increases our goodwill and other intangible assets.

We have a significant amount, and the Newmar acquisition increased the amount of goodwill and other intangible assets on our consolidated financial statements, which are subject to impairment based upon future adverse changes in our business or prospects. The impairment of any goodwill and other intangible assets may have a negative impact on our consolidated results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Stock Repurchases
Purchases of our common stock during each fiscal month of the first quarter of Fiscal 2020 were:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
09/01/19 - 10/05/19	511	$36.38	—	$58,870,000
10/06/19 - 11/02/19	42,112	$38.68	—	$58,870,000
11/03/19 - 11/30/19	313	$48.78	—	$58,870,000
Total	42,936	$38.73	—	$58,870,000

(1)
Shares not purchased as part of a publicly announced program were repurchased from employees who vested in Company shares and elected to pay their payroll tax via the value of shares delivered as opposed to cash.

(2)	Pursuant to a $70.0 million share repurchase program authorized by our Board of Directors on October 18, 2017. There is no time restriction on the authorization.

Our Credit Agreements, as defined in Note 9, Long-Term Debt, of the Notes to Condensed Consolidated Financial Statements, included in Item 1, Condensed Consolidated Financial Statements, of this Quarterly Report on Form 10-Q, contains restrictions that may limit our ability to make distributions or payments with respect to purchases of our common stock without consent of the lenders, except for limited purchases of our common stock from employees, in the event of a significant reduction in our EBITDA or in the event of a significant borrowing on our ABL Credit Facility.

Item 6. Exhibits.

2.1
Stock Purchase Agreement dated as of September 15, 2019, by and among the Registrant, Octavius Corporation, Newmar Corporation, Dutch Real Estate Corp., New-Way Transport Corp., New-Serv, Inc., the shareholders of Newmar Corporation, Dutch Real Estate Corp., New-Way Transport Corp. and New-Serv, Inc. and Matthew Miller, as Sellers Agent previously filed as Exhibit 2.1 with the Registrant’s Current Report on Form 8-K dated September 15, 2019.

3a.
Articles of Incorporation of the Registrant previously filed as Exhibit 3a to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 25, 2018 (Commission File Number 001-06403) and incorporated by reference herein.

3b.
Amended By-Laws of the Registrant previously filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated March 16, 2016 (Commission File Number 001-06403) and incorporated by reference herein.

4.1
Indenture, dated November 1, 2019, by and between Winnebago Industries, Inc. and U.S. Bank National Association previously filed as Exhibit 4.1 with the Registrant’s Current Report on Form 8-K dated October 29, 2019.

4.2	Form of 1.50% Convertible Senior Note due 2025 (included in Exhibit 4.1).
10.1
Amended and Restated Credit Agreement dated as of October 22, 2019 among Winnebago Industries, Inc., Winnebago of Indiana, LLC and Grand Design RV, LLC, the other loan parties party thereto from time to time, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A. previously filed as Exhibit 10.1 with the Registrant’s Current Report on Form 8-K dated October 22, 2019.

10.2
Amendment No. 1 to Amended and Restated Credit Agreement dated as of November 15, 2019 among Winnebago Industries, Inc., Winnebago of Indiana, LLC and Grand Design RV, LLC, Newmar Corporation, the other loan parties thereto from time to time, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A.

10.3
Purchase Agreement, dated October 29, 2019, by and among Winnebago Industries, Inc., and Goldman Sachs & Co. LLC and BMO Capital Markets Corp previously filed as Exhibit 10.1 with the Registrant’s Current Report on Form 8-K dated October 29, 2019.

10.4
Base Convertible Bond Hedge Confirmation, dated October 29, 2019, between Winnebago Industries, Inc., and Goldman Sachs & Co. LLC previously filed as Exhibit 10.2 with the Registrant’s Current Report on Form 8-K dated October 29, 2019.

10.5
Base Convertible Bond Hedge Confirmation, dated October 29, 2019, between Winnebago Industries, Inc., and Bank of Montreal previously filed as Exhibit 10.3 with the Registrant’s Current Report on Form 8-K dated October 29, 2019.

10.6
Additional Convertible Bond Hedge Confirmation, dated October 30, 2019, between Winnebago Industries, Inc., and Goldman Sachs & Co. LLC previously filed as Exhibit 10.4 with the Registrant’s Current Report on Form 8-K dated October 29, 2019.

10.7
Additional Convertible Bond Hedge Confirmation, dated October 30, 2019, between Winnebago Industries, Inc., and Bank of Montreal previously filed as Exhibit 10.5 with the Registrant’s Current Report on Form 8-K dated October 29, 2019.

10.8
Base Warrant Confirmation, dated October 29, 2019, between Winnebago Industries, Inc., and Goldman Sachs & Co. LLC previously filed as Exhibit 10.6 with the Registrant’s Current Report on Form 8-K dated October 29, 2019.

10.9
Base Warrant Confirmation, dated October 29, 2019, between Winnebago Industries, Inc., and Bank of Montreal previously filed as Exhibit 10.7 with the Registrant’s Current Report on Form 8-K dated October 29, 2019.

10.10
Additional Warrant Confirmation, dated October 30, 2019, between Winnebago Industries, Inc., and Goldman Sachs & Co. LLC, previously filed as Exhibit 10.8 with the Registrant’s Current Report on Form 8-K dated October 29, 2019.

10.11
Additional Warrant Confirmation, dated October 30, 2019, between Winnebago Industries, Inc., and Bank of Montreal previously filed as Exhibit 10.9 with the Registrant’s Current Report on Form 8-K dated October 29, 2019.

10.12
Standstill Agreement dated as of September 15, 2019, by and among Winnebago Industries, Inc. and each of the investors named on the signature pages thereto previously filed as Exhibit 10.1 with the Registrant’s Current Report on Form 8-K dated November 8, 2019.

10.13
Lock-Up Letter Agreement dated September 15, 2019, by and among Winnebago Industries, Inc. and each of the parties named on the signature pages thereto previously filed as Exhibit 10.2 with the Registrant’s Current Report on Form 8-K dated November 8, 2019.

10.14	First Restated and Amended Lease Agreement (Main Facility) dated October 4, 2019 by and between Three Oaks, LLC and Grand Design RV, LLC.
10.15	Second Restated and Amended Lease Agreement (Expansion Facility) dated October 4, 2019 by and between Three Oaks, LLC and Grand Design RV, LLC.
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from our Quarterly Report on Form 10-Q for the first quarter of Fiscal 2020 in Inline Extensible Business Reporting Language ("iXBRL"): (i) the Condensed Consolidated Balance Sheets at November 30, 2019, and August 31, 2019, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended November 30, 2019, and November 24, 2018, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended November 30, 2019, and November 24, 2018, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended November 30, 2019, and November 24, 2018, and (v) the Notes to the Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the first quarter of Fiscal 2020 formatted in iXBRL (included as Exhibit 101).

*
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish copies of any of the omitted schedules upon request of the U.S. Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.

Date:	December 20, 2019	By	/s/ Michael J. Happe
Michael J. Happe
Chief Executive Officer, President
(Principal Executive Officer)

Date:	December 20, 2019	By	/s/ Bryan L. Hughes
Bryan L. Hughes
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)