Form 10-Q
period 2020-02-29
WINNEBAGO INDUSTRIES INC
filed 2020-03-25
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

	Commission File Number:	001-06403

WINNEBAGO INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Iowa			42-0802678
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

P. O. Box 152	Forest City	Iowa	50436
(Address of principal executive offices)			(Zip Code)

		641-	585-3535
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.50 par value per share	WGO	New York Stock Exchange

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

The number of shares of common stock, par value $0.50 per share, outstanding on March 18, 2020 was 33,696,855.

Winnebago Industries, Inc.

PART I. FINANCIAL INFORMATION.

Item 1. Condensed Consolidated Financial Statements.

Winnebago Industries, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	February 29, 2020	February 23, 2019	February 29, 2020	February 23, 2019
Net revenues	$626,810	$432,690	$1,215,268	$926,338
Cost of goods sold	547,028	366,261	1,056,873	788,913
Gross profit	79,782	66,429	158,395	137,425
Selling, general, and administrative expenses	42,164	35,259	93,269	70,971
Amortization of intangible assets	7,974	2,267	11,588	4,926
Total operating expenses	50,138	37,526	104,857	75,897
Operating income	29,644	28,903	53,538	61,528
Interest expense	8,651	4,346	14,700	8,847
Non-operating income	(270)	(207)	(386)	(970)
Income before income taxes	21,263	24,764	39,224	53,651
Provision for income taxes	3,995	3,166	7,888	9,892
Net income	$17,268	$21,598	$31,336	$43,759

Income per common share:
Basic	$0.51	$0.68	$0.95	$1.39
Diluted	$0.51	$0.68	$0.95	$1.38

Weighted average common shares outstanding:
Basic	33,614	31,577	32,840	31,572
Diluted	33,918	31,724	33,143	31,755

Net income	$17,268	$21,598	$31,336	$43,759
Other comprehensive income (loss):
Amortization of net actuarial loss (net of tax of $3, $2, $5, and $5)	8	8	16	16
Interest rate swap activity (net of tax of $—, $206, $22, and $213)	—	(634)	(68)	(656)
Total other comprehensive income (loss)	8	(626)	(52)	(640)
Comprehensive income	$17,276	$20,972	$31,284	$43,119
See Notes to Condensed Consolidated Financial Statements.

Winnebago Industries, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	February 29, 2020	August 31, 2019
Assets
Current assets:
Cash and cash equivalents	$122,939	$37,431
Receivables, less allowance for doubtful accounts ($381 and $160, respectively)	182,475	158,049
Inventories, net	237,808	201,126
Prepaid expenses and other assets	20,883	14,051
Total current assets	564,105	410,657
Property, plant, and equipment, net	169,840	127,572
Other assets:
Goodwill	348,860	274,931
Other intangible assets, net	415,285	256,082
Investment in life insurance	27,231	26,846
Operating lease assets	30,460	—
Other assets	16,146	8,143
Total assets	$1,571,927	$1,104,231

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$99,211	$81,635
Accrued expenses:
Accrued compensation	28,639	20,328
Product warranties	60,211	44,436
Self-insurance	15,639	13,820
Promotional	13,761	10,896
Accrued interest	747	4,059
Other	18,773	13,678
Current maturities of long-term debt	13,668	8,892
Total current liabilities	250,649	197,744
Non-current liabilities:
Long-term debt, less current maturities	451,134	245,402
Deferred income taxes	17,057	12,032
Unrecognized tax benefits	6,253	3,591
Operating lease liabilities	27,882	—
Deferred compensation benefits, net of current portion	12,166	12,878
Other	5,262	372
Total non-current liabilities	519,754	274,275
Contingent liabilities and commitments (Note 12)
Stockholders' equity:
Preferred stock, par value $0.01: Authorized-10,000 shares; Issued-zero	—	—
Common stock, par value $0.50: Authorized-60,000 shares; Issued-51,776 shares	25,888	25,888
Additional paid-in capital	200,751	91,185
Retained earnings	890,994	866,886
Accumulated other comprehensive loss	(543)	(491)
Treasury stock, at cost: 18,153 and 20,262 shares, respectively	(315,566)	(351,256)
Total stockholders' equity	801,524	632,212
Total liabilities and stockholders' equity	$1,571,927	$1,104,231
See Notes to Condensed Consolidated Financial Statements.

Winnebago Industries, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(in thousands)	February 29, 2020	February 23, 2019
Operating activities:
Net income	$31,336	$43,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,720	6,268
Amortization of intangible assets	11,588	4,926
Non-cash interest expense, net	4,182	—
Amortization of debt issuance costs	1,457	790
Last-in, first-out expense	664	1,029
Stock-based compensation	3,640	4,605
Deferred income taxes	576	346
Other, net	252	(170)
Change in assets and liabilities:
Receivables	11,734	(15,355)
Inventories	45,275	4,488
Prepaid expenses and other assets	(4,081)	(4,926)
Accounts payable	4,688	11,992
Income taxes and unrecognized tax benefits	(966)	(15,216)
Accrued expenses and other liabilities	1,099	9,402
Net cash provided by operating activities	119,164	51,938

Investing activities:
Purchases of property and equipment	(19,057)	(23,366)
Acquisition of business, net of cash acquired	(264,280)	(702)
Other, net	179	1,044
Net cash used in investing activities	(283,158)	(23,024)

Financing activities:
Borrowings on credit agreement	1,112,294	218,720
Repayments of credit agreement	(1,112,294)	(233,922)
Proceeds from issuance of convertible senior notes	300,000	—
Purchase of convertible note hedge	(70,800)	—
Proceeds from issuance of warrants	42,210	—
Payments on long-term debt	(2,750)	—
Payments of offering costs	(10,761)	—
Payments of cash dividends	(7,174)	(6,713)
Payments for repurchase of common stock	—	(6,620)
Other, net	(1,223)	296
Net cash provided by (used in) financing activities	249,502	(28,239)

Net increase (decrease) in cash and cash equivalents	85,508	675
Cash and cash equivalents at beginning of period	37,431	2,342
Cash and cash equivalents at end of period	$122,939	$3,017

Supplement cash flow disclosure:
Income taxes paid, net	$7,652	$30,262
Interest paid	$9,938	$7,469

Non-cash transactions:
Issuance of Winnebago common stock for acquisition of business	$92,572	$—
Capital expenditures in accounts payable	$118	$259
See Notes to Condensed Consolidated Financial Statements.

Winnebago Industries, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Three Months Ended February 29, 2020
(in thousands, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Number	Amount				Number	Amount
Balances at November 30, 2019	51,776	$25,888	$198,733	$877,469	$(551)	(18,177)	$(315,930)	$785,609
Stock-based compensation, net of forfeitures	—	—	1,830	—	—	—	8	1,838
Issuance of stock, net	—	—	188	—	—	25	430	618
Repurchase of common stock	—	—	—	—	—	(1)	(74)	(74)
Common stock dividends; $0.11 per share	—	—	—	(3,743)	—	—	—	(3,743)
Actuarial loss, net of tax	—	—	—	—	8	—	—	8
Net income	—	—	—	17,268	—	—	—	17,268
Balances at February 29, 2020	51,776	$25,888	$200,751	$890,994	$(543)	(18,153)	$(315,566)	$801,524

	Six Months Ended February 29, 2020
(in thousands, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Number	Amount				Number	Amount
Balances at August 31, 2019	51,776	$25,888	$91,185	$866,886	$(491)	(20,262)	$(351,256)	$632,212
Stock-based compensation, net of forfeitures	—	—	3,624	—	—	—	17	3,641
Issuance of stock, net	—	—	(2,031)	—	—	153	2,649	618
Issuance of stock for acquisition	—	—	57,811	—	—	2,000	34,761	92,572
Repurchase of common stock	—	—	—	—	—	(44)	(1,737)	(1,737)
Common stock dividends; $0.22 per share	—	—	—	(7,228)	—	—	—	(7,228)
Actuarial loss, net of tax	—	—	—	—	16	—	—	16
Interest rate swap activity, net of tax	—	—	—	—	(68)	—	—	(68)
Equity component of convertible senior notes and offering costs, net of tax of $20,840	—	—	61,335	—	—	—	—	61,335
Convertible note hedge purchase, net of tax of $17,417	—	—	(53,383)	—	—	—	—	(53,383)
Warrant transactions	—	—	42,210	—	—	—	—	42,210
Net income	—	—	—	31,336	—	—	—	31,336
Balances at February 29, 2020	51,776	$25,888	$200,751	$890,994	$(543)	(18,153)	$(315,566)	$801,524

	Three Months Ended February 23, 2019
(in thousands, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Number	Amount				Number	Amount
Balances at November 24, 2018	51,776	$25,888	$88,288	$787,794	$878	(20,178)	$(346,370)	$556,478
Stock-based compensation, net of forfeitures	—	—	2,117	—	—	1	16	2,133
Issuance of restricted stock	—	—	(769)	—	—	45	769	—
Issuance of stock under ESPP	—	—	46	—	—	15	250	296
Repurchase of common stock	—	—	—	—	—	(175)	(5,672)	(5,672)
Common stock dividends; $0.11 per share	—	—	—	(3,541)	—	—	—	(3,541)
Actuarial loss, net of tax	—	—	—	—	8	—	—	8
Interest rate swap activity, net of tax	—	—	—	—	(634)	—	—	(634)
Net income	—	—	—	21,598	—	—	—	21,598
Balances at February 23, 2019	51,776	$25,888	$89,682	$805,851	$252	(20,292)	$(351,007)	$570,666

Winnebago Industries, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (continued)
(Unaudited)

	Six Months Ended February 23, 2019
(in thousands, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Number	Amount				Number	Amount
Balances at August 25, 2018	51,776	$25,888	$86,223	$768,816	$892	(20,243)	$(347,374)	$534,445
Stock-based compensation, net of forfeitures	—	—	4,565	—	—	3	57	4,622
Issuance of restricted stock	—	—	(1,152)	—	—	156	2,680	1,528
Issuance of stock under ESPP	—	—	46	—	—	15	250	296
Repurchase of common stock	—	—	—	—	—	(223)	(6,620)	(6,620)
Common stock dividends; $0.21 per share	—	—	—	(6,724)	—	—	—	(6,724)
Actuarial loss, net of tax	—	—	—	—	16	—	—	16
Interest rate swap activity, net of tax	—	—	—	—	(656)	—	—	(656)
Net income	—	—	—	43,759	—	—	—	43,759
Balances at February 23, 2019	51,776	$25,888	$89,682	$805,851	$252	(20,292)	$(351,007)	$570,666
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

Subsequent Events

In preparing the accompanying unaudited Condensed Consolidated Financial Statements, we evaluated subsequent events for potential recognition and disclosure through the date of this filing. There were no material subsequent events, except for the items described below.

Dividend

On March 17, 2020, our Board of Directors declared a quarterly cash dividend of $0.11 per share payable on April 29, 2020 to common stockholders of record at the close of business on April 15, 2020.

Interest Rate Swap

On March 2, 2020, the Company entered into an interest rate swap agreement for an incremental notional amount of $25 million to exchange floating for fixed rate interest payments for our LIBOR-based borrowings. The interest rate swap had a fair value of zero at inception, is effective March 4, 2020 and has been designated as a cash flow hedge. The interest rate swap agreement, with a maturity date of March 4, 2025, converts the Company's interest rate payments on $25 million of variable-rate, 1-month LIBOR-based debt to a fixed interest rate of 1.364%.

On March 6, 2020, the Company entered into an additional interest rate swap agreement for an incremental notional amount of $25 million to exchange floating for fixed rate interest payments for our LIBOR-based borrowings. The interest rate swap had a fair value of zero at inception, is effective March 10, 2020 and has been designated as a cash flow hedge. The interest rate swap agreement, with a maturity date of March 4, 2025, converts the Company's interest rate payments on an incremental $25 million of variable-rate, 1-month LIBOR-based debt to a fixed interest rate of 1.265%.

COVID-19

In March 2020, the World Health Organization declared the outbreak of coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States. On March 23, 2020, the Company announced that it would temporarily suspend production at its facilities anticipated to last through April 12, 2020. While the Company expects this matter to negatively impact its results of operations, the extent to which the coronavirus may impact its liquidity, financial condition, and results of operations is uncertain.

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

In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles of Topic 740. The standard is effective for annual reporting periods beginning after December 15, 2020 (our Fiscal 2022), including interim periods within those annual reporting periods. We expect to adopt the new guidance in the first quarter of Fiscal 2022, and we do not expect a material impact to our consolidated financial statements.

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

The following table summarizes the total consideration paid for Newmar, noting that it is subject to purchase price adjustments as stipulated in the Purchase Agreement:

(in thousands)	November 8, 2019
Cash	$267,749
Winnebago Industries shares: 2,000,000 at $46.29	92,572
Total	$360,321

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

(in thousands)	November 8, 2019
Cash	$3,469
Accounts receivable	37,147
Inventories	82,621
Prepaid expenses and other assets	9,586
Property, plant, and equipment	31,143
Goodwill	73,929
Other intangible assets	172,100
Total assets acquired	409,995
Accounts payable	14,023
Accrued compensation	4,306
Product warranties	15,147
Promotional	3,593
Other	11,637
Deferred tax liabilities	968
Total liabilities assumed	49,674
Total purchase price	$360,321

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

The results of Newmar's operations have been included in our Condensed Consolidated Financial Statements from the close of the acquisition within the Motorhome segment. The following table provides net revenues and operating income from the Newmar operating segment included in our consolidated results following the November 8, 2019 closing date:

	Three Months Ended	Six Months Ended
(in thousands)	February 29, 2020	February 29, 2020
Net revenues	$138,416	$174,079
Operating loss	2,551	3,863

The following unaudited pro forma information represents our results of operations as if the Fiscal 2020 acquisition of Newmar had occurred at the beginning of Fiscal 2019:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	February 29, 2020	February 23, 2019	February 29, 2020	February 23, 2019
Net revenues	$626,810	$579,163	$1,368,527	$1,242,949
Net income	23,361	15,841	40,561	26,511
Income per share - basic	$0.69	$0.47	$1.23	$0.79
Income per share - diluted	$0.69	$0.47	$1.21	$0.79

The unaudited pro forma data above includes the following significant non-recurring adjustments made to account for certain costs which would have changed if the acquisition of Newmar had occurred at the beginning of Fiscal 2019:

	Three Months Ended		Six Months Ended
(in thousands)	February 29, 2020	February 23, 2019	February 29, 2020	February 23, 2019
Amortization of intangibles (1 year or less useful life)(1)	$8,023	$(4,400)	$10,274	$(13,610)
Amortization of intangibles(2)	(6)	(1,394)	(1,059)	(2,789)
Expenses related to business combination (transaction costs)(3)	—	(648)	9,950	(11,254)
Interest to reflect new debt structure(4)	(304)	(4,624)	(3,671)	(9,170)
Taxes related to the adjustments to the pro forma data and to the income of Newmar(5)	(1,619)	1,530	(2,452)	4,585
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

Transaction costs related to the Newmar acquisition were $10.6 million, of which $10.0 million were expensed during the first quarter of Fiscal 2020 and $0.6 million were expensed during the fourth quarter of Fiscal 2019. Transaction costs are included in Selling, general, and administrative expenses in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.

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
The following table shows information by reportable segment:

	Three Months Ended		Six Months Ended
(in thousands)	February 29, 2020	February 23, 2019	February 29, 2020	February 23, 2019
Net Revenues
Towable	$283,463	$250,691	$624,713	$543,524
Motorhome	325,542	164,662	551,433	345,990
Corporate / All Other	17,805	17,337	39,122	36,824
Consolidated	$626,810	$432,690	$1,215,268	$926,338

Adjusted EBITDA
Towable	$34,746	$33,638	$70,531	$64,466
Motorhome	14,946	4,359	24,277	16,335
Corporate / All Other	(4,263)	(3,509)	(7,331)	(7,860)
Consolidated	$45,429	$34,488	$87,477	$72,941

Capital Expenditures
Towable	$5,640	$7,648	$9,666	$16,525
Motorhome	5,372	2,198	7,612	5,390
Corporate / All Other	1,421	749	1,779	1,451
Consolidated	$12,433	$10,595	$19,057	$23,366

(in thousands)	February 29, 2020	August 31, 2019
Total Assets
Towable	$687,718	$628,994
Motorhome	653,014	332,157
Corporate / All Other	231,195	143,080
Consolidated	$1,571,927	$1,104,231

Reconciliation of net income to consolidated Adjusted EBITDA:

	Three Months Ended		Six Months Ended
(in thousands)	February 29, 2020	February 23, 2019	February 29, 2020	February 23, 2019
Net income	$17,268	$21,598	$31,336	$43,759
Interest expense	8,651	4,346	14,700	8,847
Provision for income taxes	3,995	3,166	7,888	9,892
Depreciation	4,134	3,099	7,720	6,268
Amortization of intangible assets	7,974	2,267	11,588	4,926
EBITDA	42,022	34,476	73,232	73,692
Acquisition-related fair-value inventory step-up	3,634		4,810	—
Acquisition-related costs	—	—	9,950	—
Restructuring expenses	43	219	(129)	219
Non-operating income	(270)	(207)	(386)	(970)
Adjusted EBITDA	$45,429	$34,488	$87,477	$72,941

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

Level 2 - Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:
•Quoted prices for similar assets or liabilities in active markets;
•Quoted prices for identical or similar assets in nonactive markets;
•Inputs other than quoted prices that are observable for the asset or liability; and
•Inputs that are derived principally from or corroborated by other observable market data.

Level 3 - Unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at February 29, 2020 and August 31, 2019 according to the valuation techniques we used to determine their fair values:

	Fair Value at	Fair Value Hierarchy
(in thousands)	February 29, 2020	Level 1	Level 2	Level 3
Assets that fund deferred compensation:
Domestic equity funds	$435	$343	$92	$—
International equity funds	100	34	66	—
Fixed income funds	173	52	121	—
Total assets at fair value	$708	$429	$279	$—

	Fair Value at	Fair Value Hierarchy
(in thousands)	August 31, 2019	Level 1	Level 2	Level 3
Assets that fund deferred compensation:
Domestic equity funds	$373	$288	$85	$—
International equity funds	101	45	56	—
Fixed income funds	155	54	101	—
Interest rate swap contract	90	—	90	—
Total assets at fair value	$719	$387	$332	$—

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

Assets and Liabilities that are measured at Fair Value on a Nonrecurring Basis

Our non-financial assets, which include goodwill, intangible assets, and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, we must evaluate the non-financial asset for impairment. If an impairment has occurred, the asset is required to be recorded at the estimated fair value. No impairments were recorded for non-financial assets in the second quarter of Fiscal 2020 or the second quarter of Fiscal 2019.

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

Note 5: Inventories

Inventories consist of the following:

(in thousands)	February 29, 2020	August 31, 2019
Finished goods	$62,569	$53,417
Work-in-process	110,058	82,926
Raw materials	106,865	105,804
Total	279,492	242,147
Less last-in, first-out ("LIFO") reserve	41,684	41,021
Inventories, net	$237,808	$201,126

Inventory valuation methods consist of the following:

(in thousands)	February 29, 2020	August 31, 2019
LIFO basis	$135,437	$184,007
First-in, first-out basis	144,055	58,140
Total	$279,492	$242,147

The above value of inventories, before reduction for the LIFO reserve, approximates replacement cost at the respective dates.

Note 6: Property, Plant, and Equipment
Property, plant, and equipment is stated at cost, net of accumulated depreciation, and consists of the following:

(in thousands)	February 29, 2020	August 31, 2019
Land	$10,749	$6,799
Buildings and building improvements	156,865	119,638
Machinery and equipment	113,957	107,701
Software	29,622	29,169
Transportation	4,212	3,865
Property, plant, and equipment, gross	315,405	267,172
Less accumulated depreciation	145,565	139,600
Property, plant, and equipment, net	$169,840	$127,572

Depreciation expense was $4.1 million and $3.1 million during the second quarters of Fiscal 2020 and 2019, respectively; and $7.7 million and $6.3 million during the first six months of Fiscal 2020 and 2019, respectively.

Note 7: Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows for the first six months of Fiscal 2020 and 2019, of which there were no accumulated impairment losses:

(in thousands)	Towable	Motorhome	Corporate / All Other	Total
Balances at August 25, 2018	$244,684	$—	$29,686	$274,370
Chris-Craft purchase price adjustment(1)	—	—	702	702
Balances at February 23, 2019	$244,684	$—	$30,388	$275,072

Balances at August 31, 2019	$244,684	$—	$30,247	$274,931
Acquisition of Newmar(2)	—	73,929	—	73,929
Balances at February 29, 2020	$244,684	$73,929	$30,247	$348,860
(1) Refer to Note 2, Business Combinations, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019 for additional information.
(2) Refer to Note 2, Business Combinations, for additional information.

Other intangible assets, net of accumulated amortization, consist of the following:

		February 29, 2020			August 31, 2019
($ in thousands)	Weighted Average Life-Years	Cost	Accumulated Amortization	Weighted Average Life-Years	Cost	Accumulated Amortization
Trade names	Indefinite	$275,250		Indefinite	$177,250
Dealer networks	12.1	159,581	$25,903	12.2	95,581	$20,329
Backlog	0.5	28,327	24,991	0.5	19,527	19,527
Non-compete agreements	4.3	6,647	3,626	4.1	5,347	3,077
Leasehold interest-favorable		—	—	8.1	2,000	690
Other intangible assets, gross		469,805	54,520		299,705	43,623
Less accumulated amortization		54,520			43,623
Other intangible assets, net		$415,285			$256,082

The weighted average remaining amortization period for intangible assets as of February 29, 2020 was approximately 10 years.

Remaining estimated aggregate annual amortization expense by fiscal year is as follows:

(in thousands)	Amount
Fiscal 2020	$10,517
Fiscal 2021	14,361
Fiscal 2022	13,719
Fiscal 2023	13,526
Fiscal 2024	13,424
Thereafter	74,488
Total amortization expense remaining	$140,035

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

Changes in our product warranty liability are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	February 29, 2020	February 23, 2019	February 29, 2020	February 23, 2019
Balance at beginning of period	$61,107	$41,303	$44,436	$40,498
Business acquisition(1)	—	—	15,147	—
Provision	15,729	9,194	31,047	19,951
Claims paid	(16,625)	(10,192)	(30,419)	(20,144)
Balance at end of period	$60,211	$40,305	$60,211	$40,305
(1) Refer to Note 2, Business Combinations, for additional information.

Note 9: Long-Term Debt

The components of long-term debt are as follows:

(in thousands)	February 29, 2020	August 31, 2019
ABL Credit Facility	$—	$—
Term Loan	257,250	260,000
Convertible Notes	300,000	—
Long-term debt, gross	557,250	260,000
Convertible Notes unamortized interest discount	(80,839)	—
Debt issuance costs, net	(11,609)	(5,706)
Long-term debt	464,802	254,294
Less current maturities	13,668	8,892
Long-term debt, less current maturities	$451,134	$245,402

Credit Agreements

On November 8, 2016, we entered into a $125.0 million credit facility ("ABL Credit Facility") and a $300.0 million loan agreement ("Term Loan") with JPMorgan Chase Bank, N.A. (the agreements governing the ABL Credit Facility and the Term Loan, collectively the "Credit Agreements"). On October 22, 2019, our ABL Credit Facility was amended and restated to, among other things, increase the commitments thereunder to $192.5 million. The Credit Agreements contain certain financial covenants. As of February 29, 2020, we are in compliance with all financial covenants of the Credit Agreements.

Convertible Notes

On November 1, 2019, we issued $300.0 million in aggregate principal amount of 1.5% unsecured convertible senior notes due 2025 (“Convertible Notes”). The net proceeds from the issuance of the Convertible Notes, after deducting the initial purchasers' transaction fees and offering expense payable by us, were approximately $290.4 million. The Convertible Notes bear interest at the annual rate of 1.5%, payable on April 1 and October 1 of each year, beginning on April 1, 2020, and will mature on April 1, 2025, unless earlier converted or repurchased by us.

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

In connection with the above-noted transactions, we incurred approximately $9.6 million of offering-related costs. These offering fees were allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt and equity issuance costs, respectively. We allocated $7.0 million of debt issuance costs to the liability component, which were capitalized as deferred financing costs within Long-term debt. These costs are being amortized as interest expense over the term of the debt using the effective interest method. The remaining $2.6 million of transaction costs allocated to the equity component were recorded as a reduction of the equity component.

Fair Value and Future Maturities

As of February 29, 2020, the fair value of long-term debt, gross, was $581.3 million. As of August 31, 2019, the fair value of long-term debt, gross, approximated the carrying value.

Aggregate contractual maturities of debt in future fiscal years are as follows:

(in thousands)	Amount
Fiscal 2020	$7,500
Fiscal 2021	15,000
Fiscal 2022	15,000
Fiscal 2023	15,000
Fiscal 2024	204,750
Thereafter	300,000
Total Term Loan and Convertible Notes	$557,250

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

The following table details the supplemental balance sheet information related to our leases:

(in thousands)	Classification	February 29, 2020
Assets
Operating leases	Operating lease assets	$30,460
Finance leases	Other assets	4,686
Total lease assets		$35,146

Liabilities
Current: Operating leases	Accrued expenses: Other	$2,500
Current: Finance leases	Accrued expenses: Other	522
Non-Current: Operating leases	Operating lease liabilities	27,882
Non-Current: Finance leases	Non-current liabilities: Other	5,141
Total lease liabilities		$36,045

The following table details the operating lease cost incurred:

		Three Months Ended	Six Months Ended
(in thousands)	Classification	February 29, 2020	February 29, 2020
Operating lease expense(1)	Costs of goods sold and SG&A	$1,773	$3,536
Finance lease cost:
Depreciation of lease assets	Costs of goods sold and SG&A	144	187
Interest on lease liabilities	Interest expense	88	119
Total lease cost		$2,005	$3,842
(1) Operating lease expense includes short-term leases and variable lease payments, which are immaterial.

Our future lease commitments for future fiscal years as of February 29,2020 included the following related party and non-related party leases:

	Operating Leases			Finance Leases
(in thousands)	Related Party Amount	Non-Related Party Amount	Total	Non-Related Party Amount
Fiscal 2020	$450	$1,724	$2,174	$426
Fiscal 2021	900	3,299	4,199	855
Fiscal 2022	900	2,983	3,883	851
Fiscal 2023	1,500	2,726	4,226	842
Fiscal 2024	1,800	2,556	4,356	845
Thereafter	9,600	11,893	21,493	3,443
Total future undiscounted lease payments	15,150	25,181	40,331	7,262
Less: Interest	4,210	5,739	9,949	1,599
Total reported lease liabilities	$10,940	$19,442	$30,382	$5,663

Our future minimum lease payments for future fiscal years as determined prior to the adoption of ASC 842, Leases, and as disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019, included the following related party and non-related party leases:

	Operating Leases
(in thousands)	Related Party Amount	Non-Related Party Amount	Total
Fiscal 2020	$2,864	$1,236	$4,100
Fiscal 2021	2,863	1,068	3,931
Fiscal 2022	2,863	759	3,622
Fiscal 2023	3,597	530	4,127
Fiscal 2024	3,963	361	4,324
Thereafter	25,064	1,359	26,423
Total future lease commitments	$41,214	$5,313	$46,527

The following table details additional information related to our leases:

Six Months Ended
(in thousands)	February 29, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,168
Operating cash flows from finance leases	119
Financing cash flows from finance leases	104
Leased assets obtained in exchange for lease liabilities:
Operating leases	1,801
Finance leases(1)	5,664

February 29, 2020
Weighted average remaining lease term (in years):
Operating leases	9.2
Finance leases	8.2
Weighted average discount rate:
Operating leases	6.2%
Finance leases	6.2%
(1) Represents the lease liability added. Lease assets are offset by a $1.0 million unfavorable lease liability created by the acquisition of Newmar.

Note 11: Employee and Retiree Benefits

Deferred compensation liabilities are as follows:

(in thousands)	February 29, 2020	August 31, 2019
Non-qualified deferred compensation	$12,259	$13,093
Supplemental executive retirement plan	2,098	2,072
Executive share option plan	—	12
Executive deferred compensation plan	665	621
Deferred compensation benefits	15,022	15,798
Less current portion(1)	2,856	2,920
Deferred compensation benefits, net of current portion	$12,166	$12,878
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

Our repurchase agreements generally provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 24 months, provide that our liability will be the lesser of remaining principal owed by the dealer to the lending institution, or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our liability cannot exceed 100% of the dealer invoice. In certain instances, we also repurchase inventory from our dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of recreational vehicles or boats to repurchase current inventory if a dealership exits the business. Our total contingent liability on all repurchase agreements was approximately $1.4 billion and $874.9 million at February 29, 2020 and August 31, 2019, respectively.

Repurchased sales are not recorded as a revenue transaction, but the net difference between the original repurchase price and the resale price are recorded against the loss reserve, which is a deduction from gross revenue. Our loss reserve for repurchase commitments contains uncertainties because the calculation requires management to make assumptions and apply judgment regarding a number of factors. Our risk of loss related to these repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on these repurchase agreements and our historical loss experience, we establish an associated loss reserve which is included in Accrued expenses: Other on the Condensed Consolidated Balance Sheets. Our accrued losses on repurchases were $1.3 million and $0.9 million at February 29, 2020 and August 31, 2019, respectively. Repurchase risk is affected by the credit worthiness of our dealer network, and we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to establish the loss reserve for repurchase commitments.

There was no material activity related to repurchase agreements during the first six months ended February 29, 2020 and February 23, 2019.

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

Note 13: Revenue

We generate all of our operating revenue from contracts with customers. Our primary source of revenue is generated through the sale of manufactured motorized units, non-motorized towable units, and marine units to our independent dealer network (our customers). The following table disaggregates revenue by reportable segment and product category:

	Three Months Ended		Six Months Ended
(in thousands)	February 29, 2020	February 23, 2019	February 29, 2020	February 23, 2019
Net Revenues
Towable:
Fifth Wheel	$156,748	$154,783	$351,937	$317,532
Travel Trailer	123,894	92,162	264,357	217,788
Other(1)	2,821	3,746	8,419	8,204
Total Towable	283,463	250,691	624,713	543,524
Motorhome:
Class A	179,705	55,000	245,349	103,678
Class B	81,893	52,260	167,349	120,980
Class C	55,657	52,243	122,533	108,385
Other(1)	8,287	5,159	16,202	12,947
Total Motorhome	325,542	164,662	551,433	345,990
Corporate / All Other:
Other(2)	17,805	17,337	39,122	36,824
Total Corporate / All Other	17,805	17,337	39,122	36,824
Consolidated	$626,810	$432,690	$1,215,268	$926,338
(1) Relates to parts, accessories, and services.
(2) Relates to marine and specialty vehicle units, parts, accessories, and services.

We do not have material contract assets or liabilities. We establish allowances for uncollectible receivables based on historical collection trends and write-off history.

Concentration of Risk

None of our dealer organizations accounted for more than 10% of our net revenue for the second quarter of Fiscal 2020, while one dealer organization accounted for more than 10% of our net revenue for the second quarter of 2019. In addition, none of our dealer organizations accounted for more than 10% of our net revenue for the first six months of Fiscal 2020 or 2019.

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

Stock-based compensation expense was $2.0 million and $2.1 million during the second quarters of Fiscal 2020 and 2019, respectively, and $3.6 million and $4.6 million during the first six months of Fiscal 2020 and 2019, respectively. Compensation expense is recognized over the requisite service period of the award.

Note 15: Restructuring

On February 4, 2019, we announced our intent to move our diesel production from Junction City, OR to Forest City, IA to enable more effective product development and improve our cost structure. The following table details the restructuring charges incurred:

	Motorhome
	Three Months Ended		Six Months Ended		Cumulative
(in thousands)	February 29, 2020	February 23, 2019	February 29, 2020	February 23, 2019	February 29, 2020
Cost of goods sold	$43	$—	$(176)	$—	$1,548
Selling, general, and administrative expenses	—	219	47	219	266
Restructuring expense	$43	$219	$(129)	$219	$1,814

Expenses in the current period mainly include adjustments for facility closure costs. We expect additional net expenses of approximately $0.3 million in Fiscal 2020.

Note 16: Income Taxes

Our effective tax rate increased to 20.1% for the first six months ended February 29, 2020 from 18.4% for the first six months ended February 23, 2019 due primarily to the favorable impact in the prior year of research and development tax credits .

We file a U.S. Federal tax return, as well as returns in various international and state jurisdictions. As of February 29, 2020, our federal returns from Fiscal 2016 to present are subject to review by the Internal Revenue Service. With limited exception, state returns from Fiscal 2015 to present continue to be subject to review by state taxing jurisdictions. We are currently under review by certain U.S. state tax authorities for Fiscal 2015 through 2018. We believe we have adequately reserved for our exposure to additional payments for uncertain tax positions in our liability for unrecognized tax benefits.

Note 17: Income Per Share
The following table reflects the calculation of basic and diluted income per share:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	February 29, 2020	February 23, 2019	February 29, 2020	February 23, 2019
Numerator
Net income	$17,268	$21,598	$31,336	$43,759

Denominator
Weighted average common shares outstanding	33,614	31,577	32,840	31,572
Dilutive impact of stock compensation awards	304	147	303	183
Weighted average common shares outstanding, assuming dilution	33,918	31,724	33,143	31,755

Anti-dilutive securities excluded from Weighted average common shares outstanding, assuming dilution	45	243	94	212

Basic income per common share	$0.51	$0.68	$0.95	$1.39
Diluted income per common share	$0.51	$0.68	$0.95	$1.38

Anti-dilutive securities were not included in the computation of diluted income per common share because they are considered anti-dilutive under the treasury stock method.

Note 18: Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income ("AOCI") by component, net of tax, were:

	Three Months Ended
	February 29, 2020			February 23, 2019
(in thousands)	Defined Benefit Pension Items	Interest Rate Swap	Total	Defined Benefit Pension Items	Interest Rate Swap	Total
Balance at beginning of period	$(551)	$—	$(551)	$(583)	$1,461	$878
Other comprehensive income ("OCI") before reclassifications		—	—	—	(634)	(634)
Amounts reclassified from AOCI	8	—	8	8	—	8
Net current-period OCI	8	—	8	8	(634)	(626)
Balance at end of period	$(543)	$—	$(543)	$(575)	$827	$252

	Six Months Ended
	February 29, 2020			February 23, 2019
(in thousands)	Defined Benefit Pension Items	Interest Rate Swap	Total	Defined Benefit Pension Items	Interest Rate Swap	Total
Balance at beginning of period	$(559)	$68	$(491)	$(591)	$1,483	$892
OCI before reclassifications	—	(68)	(68)	—	(656)	(656)
Amounts reclassified from AOCI	16	—	16	16	—	16
Net current-period OCI	16	(68)	(52)	16	(656)	(640)
Balance at end of period	$(543)	$—	$(543)	$(575)	$827	$252

Reclassifications out of AOCI in net periodic benefit costs, net of tax, were:

		Three Months Ended		Six Months Ended
(in thousands)	Location on Consolidated Statements of Income and Comprehensive Income	February 29, 2020	February 23, 2019	February 29, 2020	February 23, 2019
Amortization of net actuarial loss	SG&A	$8	$8	$16	$16

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

Refer to the Results of Operations - First Six Months of Fiscal 2020 Compared to the First Six Months of Fiscal 2019 for a detailed reconciliation of items that impacted EBITDA and Adjusted EBITDA. We have included these non-GAAP performance measures as a comparable measure to illustrate the effect of non-recurring transactions occurring during the reported periods and to improve comparability of our results from period to period. We believe Adjusted EBITDA provides meaningful supplemental information about our operating performance because these measures exclude amounts that we do not consider part of our core operating results when assessing our performance. Examples of items excluded from Adjusted EBITDA include acquisition-related fair-value inventory step-up, acquisition-related costs, restructuring expenses, and non-operating income.

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

Industry Trends

Key reported statistics for the North American RV industry are as follows:
•Wholesale unit shipments: RV product delivered to the dealers, which is reported monthly by the Recreation Vehicle Industry Association ("RVIA")
•Retail unit registrations: consumer purchases of RVs from dealers, which is reported by Stat Surveys

We track RV Industry conditions using these key statistics to monitor trends and evaluate and understand our performance relative to the overall industry. The following is an analysis of changes in these key statistics for the rolling 12 months through January as of 2020 and 2019:

	US and Canada Industry
	Wholesale Unit Shipments per RVIA				Retail Unit Registrations per Stat Surveys
	Rolling 12 Months through January				Rolling 12 Months through January
	2020	2019	Unit Change	% Change	2020	2019	Unit Change	% Change
Towable(1)	357,358	399,987	(42,629)	(10.7)%	391,382	418,956	(27,574)	(6.6)%
Motorhome(2)	46,280	55,683	(9,403)	(16.9)%	51,531	57,635	(6,104)	(10.6)%
Combined	403,638	455,670	(52,032)	(11.4)%	442,913	476,591	(33,678)	(7.1)%
(1) Towable: Fifth wheel and travel trailer products.
(2) Motorhome: Class A, B, and C products.

The rolling twelve months shipments for 2020 and 2019 reflect a contraction in shipments as dealers have rationalized inventory during the last twelve months. The rolling twelve months retail information for 2020 and 2019 illustrates that retail sales remain at healthy levels. We believe retail demand is the key driver to continued growth in the industry.

The most recent RVIA wholesale shipment forecasts for calendar year 2020, as noted in the table below, indicate that industry shipments are expected to remain relatively flat in 2020.

	Calendar Year
Wholesale Unit Shipment Forecast per RVIA(1)	2020 Forecast	2019 Forecast (Most Likely)	Unit Change	% Change
Aggressive	420,200	406,100	14,100	3.5%
Most likely	410,100	406,100	4,000	1.0%
Conservative	380,300	406,100	(25,800)	(6.4)%
(1) Prepared by Dr. Richard Curtin of the University of Michigan Consumer Survey Research Center for RVIA and reported in the Roadsigns RV Spring 2020 Industry Forecast Issue.

Market Share

Our retail unit market share, as reported by Stat Surveys based on state records, is illustrated below. Note that this data is subject to adjustment and is continuously updated.

	Rolling 12 Months through January		Calendar Year
US and Canada	2020(1)	2019	2019	2018	2017
Travel trailer and fifth wheels	9.4%	7.8%	9.3%	7.8%	6.1%
Motorhome A, B, C	16.5%	15.7%	15.5%	15.6%	16.3%
Total market share	10.2%	8.8%	10.0%	8.7%	7.4%
(1) Includes retail unit market share for Newmar since its acquisition on November 8, 2019.

Facility Expansion

Due to the rapid growth in our Towable segment, we have implemented facility expansion projects in our Grand Design towables and Winnebago towables operating segments. The Grand Design towables expansion project consisted of three new production facilities--two were completed in Fiscal 2018 and one was completed during the second quarter of Fiscal 2020. The facility expansion in the Winnebago towables division was completed in the third quarter of Fiscal 2019.

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

The following table illustrates the cumulative project costs:

	Six Months Ended	Fiscal Year					Cumulative Investment
(in thousands)	February 29, 2020	2019	2018	2017	2016	2015
Capitalized	$791	$3,875	$5,941	$1,881	$7,798	$3,291	$23,577	57.4%
Expensed	599	3,709	2,107	2,601	5,930	2,528	17,474	42.6%
Total	$1,390	$7,584	$8,048	$4,482	$13,728	$5,819	$41,051	100.0%

Results of Operations - Current Quarter Compared to the Comparable Prior Year Quarter

Consolidated Performance Summary

The following is an analysis of changes in key items included in the consolidated statements of income and comprehensive income for the three months ended February 29, 2020 compared to the three months ended February 23, 2019:

	Three Months Ended
(in thousands, except percent and per share data)	February 29, 2020	% of Revenues(1)	February 23, 2019	% of Revenues(1)	$ Change	% Change
Net revenues	$626,810	100.0%	$432,690	100.0%	$194,120	44.9%
Cost of goods sold	547,028	87.3%	366,261	84.6%	180,767	49.4%
Gross profit	79,782	12.7%	66,429	15.4%	13,353	20.1%
Selling, general, and administrative expenses	42,164	6.7%	35,259	8.1%	6,905	19.6%
Amortization of intangible assets	7,974	1.3%	2,267	0.5%	5,707	251.7%
Total operating expenses	50,138	8.0%	37,526	8.7%	12,612	33.6%
Operating income	29,644	4.7%	28,903	6.7%	741	2.6%
Interest expense	8,651	1.4%	4,346	1.0%	4,305	99.1%
Non-operating income	(270)	—%	(207)	—%	63	30.4%
Income before income taxes	21,263	3.4%	24,764	5.7%	(3,501)	(14.1)%
Provision for income taxes	3,995	0.6%	3,166	0.7%	829	26.2%
Net income	$17,268	2.8%	$21,598	5.0%	$(4,330)	(20.0)%

Diluted income per share	$0.51		$0.68		$(0.17)	(25.0)%
Diluted average shares outstanding	33,918		31,724		2,194	6.9%
(1) Percentages may not add due to rounding differences.

Net revenues increased in the second quarter of Fiscal 2020 compared to the second quarter of Fiscal 2019 primarily due to our acquisition of Newmar and organic growth.

Gross profit as a percentage of revenue decreased in the second quarter of Fiscal 2020 compared to the second quarter of Fiscal 2019 primarily due to a change in mix as a result of our acquisition of Newmar and the impact of Newmar inventory step-up.

Operating expenses increased in the second quarter of Fiscal 2020 compared to the second quarter of Fiscal 2019 due to incremental amortization related to the purchase accounting for Newmar, normal operating expenses of Newmar and organic growth in the Towable segment.

Interest expense increased in the second three months of Fiscal 2020 compared to the second three months of Fiscal 2019 primarily due to the additional interest expense related to the Convertible Notes issued in connection with the acquisition of Newmar.

The effective tax rate increased to 18.8% for the second quarter of Fiscal 2020 compared to 12.8% for the second quarter of Fiscal 2019 due primarily to the favorable impact in the prior year of research and development credits.

Net income and diluted income per share decreased in the second quarter of Fiscal 2020 compared to the second quarter of Fiscal 2019 primarily due to incremental non-cash interest expense due to our convertible debt, impact of Newmar inventory step-up and amortization and a favorable credit in the prior year related to research and development credits offset by improved profitability in our organic business.

Non-GAAP Reconciliation

The following table reconciles net income to consolidated EBITDA and Adjusted EBITDA for the three months ended February 29, 2020 and February 23, 2019:

	Three Months Ended
(in thousands)	February 29, 2020	February 23, 2019
Net income	$17,268	$21,598
Interest expense	8,651	4,346
Provision for income taxes	3,995	3,166
Depreciation	4,134	3,099
Amortization of intangible assets	7,974	2,267
EBITDA	42,022	34,476
Acquisition-related fair-value inventory step-up	3,634	—
Acquisition-related costs	—	—
Restructuring expenses	43	219
Non-operating income	(270)	(207)
Adjusted EBITDA	$45,429	$34,488

Reportable Segment Performance Summary

Towable

The following is an analysis of key changes in our Towable segment for the three months ended February 29, 2020 compared to the three months ended February 23, 2019:

	Three Months Ended
(in thousands, except ASP)	February 29, 2020	% of Revenues	February 23, 2019	% of Revenues	$ Change	% Change
Net revenues	$283,463		$250,691		$32,772	13.1%
Adjusted EBITDA	34,746	12.3%	33,638	13.4%	1,108	3.3%

Average Selling Price ("ASP")(1)	32,638		33,003		(365)	(1.1)%

	Three Months Ended
Unit deliveries	February 29, 2020	Product Mix(2)	February 23, 2019	Product Mix(2)	Unit Change	% Change
Travel trailer	5,446	62.4%	4,543	59.8%	903	19.9%
Fifth wheel	3,287	37.6%	3,053	40.2%	234	7.7%
Total towables	8,733	100.0%	7,596	100.0%	1,137	15.0%
(1) Average selling price excludes off-invoice dealer incentives.
(2) Percentages may not add due to rounding differences.

Net revenues increased in the second quarter of Fiscal 2020 compared to the second quarter of Fiscal 2019 due to volume growth in excess of industry trends. Our Towable market share increased from 7.8% to 9.4% when comparing shipments during the twelve-month trailing periods ended January 2019 and January 2020.

Adjusted EBITDA increased in the second quarter of Fiscal 2020 compared to the second quarter of Fiscal 2019 due to organic growth offset slightly by higher costs as a result of the start-up of new capacity.

Motorhome

The following is an analysis of key changes in our Motorhome segment for the three months ended February 29, 2020 compared to the three months ended February 23, 2019:

	Three Months Ended
(in thousands, except ASP)	February 29, 2020	% of Revenues	February 23, 2019	% of Revenues	$ Change	% Change
Net revenues	$325,542		$164,662		$160,880	97.7%
Adjusted EBITDA	14,946	4.6%	4,359	2.6%	10,587	242.9%

ASP(1)	145,554		92,560		52,994	57.3%

	Three Months Ended
Unit deliveries	February 29, 2020	Product Mix(2)	February 23, 2019	Product Mix(2)	Unit Change	% Change
Class A	843	37.7%	529	29.0%	314	59.4%
Class B	784	35.0%	613	33.6%	171	27.9%
Class C	612	27.3%	683	37.4%	(71)	(10.4)%
Total motorhomes	2,239	100.0%	1,825	100.0%	414	22.7%
(1) ASP excludes off-invoice dealer incentives.
(2) Percentages may not add due to rounding differences.

Net revenues increased in the second quarter of Fiscal 2020 compared to the second quarter of Fiscal 2019 due to our acquisition of Newmar and a favorable mix.

Adjusted EBITDA increased in the second quarter of Fiscal 2020 compared to the second quarter of Fiscal 2019 due to an increase from our acquisition of Newmar and a favorable mix.

Results of Operations - First Six Months of Fiscal 2020 Compared to the First Six Months of Fiscal 2019

Consolidated Performance Summary

The following is an analysis of changes in key items included in the consolidated statements of income and comprehensive income for the six months ended February 29, 2020 compared to the six months ended February 23, 2019:

	Six Months Ended
(in thousands, except percent and per share data)	February 29, 2020	% of Revenues(1)	February 23, 2019	% of Revenues(1)	$ Change	% Change
Net revenues	$1,215,268	100.0%	$926,338	100.0%	$288,930	31.2%
Cost of goods sold	1,056,873	87.0%	788,913	85.2%	267,960	34.0%
Gross profit	158,395	13.0%	137,425	14.8%	20,970	15.3%
Selling, general, and administrative expenses	93,269	7.7%	70,971	7.7%	22,298	31.4%
Amortization of intangible assets	11,588	1.0%	4,926	0.5%	6,662	135.2%
Total operating expenses	104,857	8.6%	75,897	8.2%	28,960	38.2%
Operating income	53,538	4.4%	61,528	6.6%	(7,990)	(13.0)%
Interest expense	14,700	1.2%	8,847	1.0%	5,853	66.2%
Non-operating income	(386)	—%	(970)	(0.1)%	(584)	(60.2)%
Income before income taxes	39,224	3.2%	53,651	5.8%	(14,427)	(26.9)%
Provision for income taxes	7,888	0.6%	9,892	1.1%	(2,004)	(20.3)%
Net income	$31,336	2.6%	$43,759	4.7%	$(12,423)	(28.4)%

Diluted income per share	$0.95		$1.38		$(0.43)	(31.2)%
Diluted average shares outstanding	33,143		31,755		1,388	4.4%
(1) Percentages may not add due to rounding differences.

Net revenues increased in the first six months of Fiscal 2020 compared to the first six months of Fiscal 2019 primarily due to our acquisition of Newmar and organic growth.

Gross profit as a percentage of revenue decreased in the first six months of Fiscal 2020 compared to the first six months of Fiscal 2019 due primarily to the impact of Newmar inventory step-up and a change in mix as a result our acquisition of Newmar.

Operating expenses increased in the first six months of Fiscal 2020 compared to the first six months of Fiscal 2019 due to acquisition related costs and incremental amortization related to the purchase accounting for Newmar, normal operating expenses of Newmar, and organic growth in the Towable segment.

Interest expense increased in the first six months of Fiscal 2020 compared to the first six months of Fiscal 2019 primarily due to the additional interest expense related to the Convertible Notes issued in connection with the acquisition of Newmar.

Non-operating income decreased in the first six months of Fiscal 2020 compared to the first six months of Fiscal 2019 due to company-owned life insurance benefits in the prior year.

The effective tax rate increased to 20.1% for the first six months of Fiscal 2020 compared to 18.4% for the first six months of Fiscal 2019 due primarily to a favorable credit in the prior year related to research and development credits.

Net income and diluted income per share decreased in the first six months of Fiscal 2020 compared to the first six months of Fiscal 2019 primarily due to the acquisition-related costs for Newmar and the additional interest expense related to our Convertible Notes.

Non-GAAP Reconciliation

The following table reconciles net income to consolidated EBITDA and Adjusted EBITDA for the six months ended February 29, 2020 and February 23, 2019:

	Six Months Ended
(in thousands)	February 29, 2020	February 23, 2019
Net income	$31,336	$43,759
Interest expense	14,700	8,847
Provision for income taxes	7,888	9,892
Depreciation	7,720	6,268
Amortization of intangible assets	11,588	4,926
EBITDA	73,232	73,692
Acquisition-related fair-value inventory step-up	4,810	—
Acquisition-related costs	9,950	—
Restructuring expenses	(129)	219
Non-operating income	(386)	(970)
Adjusted EBITDA	$87,477	$72,941

Reportable Segment Performance Summary

Towable

The following is an analysis of key changes in our Towable segment for the six months ended February 29, 2020 compared to the six months ended February 23, 2019 and as of February 29, 2020 compared to February 23, 2019:

	Six Months Ended
(in thousands, except ASP)	February 29, 2020	% of Revenues	February 23, 2019	% of Revenues	$ Change	% Change
Net revenues	$624,713		$543,524		$81,189	14.9%
Adjusted EBITDA	70,531	11.3%	64,466	11.9%	6,065	9.4%

ASP(1)	32,836		32,008		828	2.6%

	Six Months Ended
Unit deliveries	February 29, 2020	Product Mix(2)	February 23, 2019	Product Mix(2)	Unit Change	% Change
Travel trailer	11,782	60.9%	10,379	61.1%	1,403	13.5%
Fifth wheel	7,550	39.1%	6,602	38.9%	948	14.4%
Total towables	19,332	100.0%	16,981	100.0%	2,351	13.8%

($ in thousands)	February 29, 2020		February 23, 2019		Change	% Change
Backlog(3)
Units	9,790		8,002		1,788	22.3%
Dollars	$330,738		$285,391		$45,347	15.9%
Dealer Inventory
Units	19,731		19,141		590	3.1%
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

Net revenues increased in the first six months of Fiscal 2020 compared to the first six months of Fiscal 2019 due to an increase in unit deliveries.

Adjusted EBITDA increased in the first six months of Fiscal 2020 compared to the first six months of Fiscal 2019 due to an increase in net revenues offset slightly by higher costs as a result of the start-up of new capacity.

We have seen an increase in the volume and dollar value of backlog as of February 29, 2020 compared to February 23, 2019 due to our strong market share growth and new product introduction.

Motorhome

The following is an analysis of key changes in our Motorhome segment for the six months ended February 29, 2020 compared to the six months ended February 23, 2019 and as of February 29, 2020 compared to February 23, 2019:

	Six Months Ended
(in thousands, except ASP)	February 29, 2020	% of Revenues	February 23, 2019	% of Revenues	$ Change	% Change
Net revenues	$551,433		$345,990		$205,443	59.4%
Adjusted EBITDA	24,277	4.4%	16,335	4.7%	7,942	48.6%

ASP(1)	129,344		95,620		33,724	35.3%

	Six Months Ended
Unit deliveries	February 29, 2020	Product Mix(2)	February 23, 2019	Product Mix(2)	Unit Change	% Change
Class A	1,242	30.1%	951	26.1%	291	30.6%
Class B	1,593	38.7%	1,332	36.6%	261	19.6%
Class C	1,286	31.2%	1,361	37.3%	(75)	(5.5)%
Total motorhomes	4,121	100.0%	3,644	100.0%	477	13.1%

($ in thousands)	February 29, 2020		February 23, 2019		Change	% Change
Backlog(3)
Units	2,856		1,882		974	51.8%
Dollars	$394,570		$169,581		$224,989	132.7%
Dealer Inventory
Units	5,507		4,812		695	14.4%
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

Net revenues increased in the first six months of Fiscal 2020 compared to the first six months of Fiscal 2019 due to the acquisition of Newmar and an increase in the organic ASP.

Adjusted EBITDA increased in the first six months of Fiscal 2020 compared to the first six months of Fiscal 2019 primarily due to our Newmar acquisition.

We have seen an increase in the backlog volumes as of February 29, 2020 compared to February 23, 2019 due to our acquisition of Newmar and due to new product introductions.

Analysis of Financial Condition, Liquidity, and Resources
Cash Flows
The following table summarizes our cash flows from operations for the six months ended February 29, 2020 and February 23, 2019:

	Six Months Ended
(in thousands)	February 29, 2020	February 23, 2019
Total cash provided by (used in):
Operating activities	$119,164	$51,938
Investing activities	(283,158)	(23,024)
Financing activities	249,502	(28,239)
Net increase (decrease) in cash and cash equivalents	$85,508	$675
Operating Activities

Cash provided by operating activities increased for the six months ended February 29, 2020 compared to the six months ended February 23, 2019 primarily due to favorable changes in working capital, partially offset by Newmar acquisition-related costs.

Investing Activities

Cash used in investing activities increased for the six months ended February 29, 2020 compared to the six months ended February 23, 2019 primarily due to our acquisition of Newmar.

Financing Activities

Cash provided by financing activities increased for the six months ended February 29, 2020 compared to the six months ended February 23, 2019 primarily due to the issuance of Convertible Notes issued in the first quarter of Fiscal 2020 to finance our acquisition of Newmar.

Debt and Capital

As of February 29, 2020, we have a debt agreement that consists of a $300.0 million term loan agreement ("Term Loan") and a $192.5 million asset-based revolving credit facility ("ABL Credit Facility") (collectively, the "Credit Agreements"). During the first quarter of Fiscal 2020, we issued the Convertible Notes, which were used to partially fund the Newmar acquisition. Refer to Note 9, Long-Term Debt, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional details. As of February 29, 2020, we had no borrowings against the ABL.

Other Financial Measures

Working capital at February 29, 2020 and August 31, 2019 was $313.5 million and $212.9 million, respectively. We currently expect cash on hand, funds generated from operations, and the borrowing available under our ABL Credit Facility be sufficient to cover both short-term and long-term operating requirements.

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

On October 18, 2017, our Board of Directors authorized a share repurchase program in the amount of $70.0 million. There is no time restriction on the authorization. In the second quarter of Fiscal 2020, we did not repurchase any shares under this authorization. We continually evaluate if share repurchases reflect a prudent use of our capital and, subject to compliance with our Credit Agreements, we may purchase shares in the future. At February 29, 2020, we have $58.9 million remaining on our board repurchase authorization.

On March 17, 2020, our Board of Directors approved a quarterly cash dividend of $0.11 per share payable on April 29, 2020, to common stockholders of record at the close of business on April 15, 2020.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as "anticipate," "assume," "believe," "estimate," "expect," "guidance," "intend," "outlook," "plan," "project," and other words and terms of similar meaning. Such statements reflect our current views and estimates with respect to future market conditions, company performance and financial results, operational investments, business prospects, new strategies, the competitive environment, and other events. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the potential results discussed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended August 31, 2019, and Item 1A, Risk Factors, in Part II of this Quarterly Report on Form 10-Q, for a description of important factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. Among the factors that could cause actual results and outcomes to differ materially from those contained in such forward-looking statements are the following: competition and new product introductions by competitors, our ability to attract and retain qualified personnel, increases in market compensation rates, business or production disruptions, sales order cancellations, risk related to the terms of our credit agreements and compliance with debt covenants and leverage ratios, stock price volatility and share dilution, disruptions or unanticipated costs from facility expansions, availability of labor, a slowdown in the economy, low consumer confidence, the effect of global tensions, increases in interest rates, availability of credit, availability of financing for RV and marine dealers, impairment of goodwill, risk related to cyclicality and seasonality of our business, slower than anticipated sales of new or existing products, integration of operations relating to merger and acquisition activities generally, our acquisition of Newmar, the possibility that the Newmar acquisition may not perform as expected or may not result in earnings growth, difficulties and expenses related to integrating Newmar into our business, possible unknown liabilities of Newmar, significant costs related to the Newmar acquisition, increased focus of management attention and resources on the acquisition of Newmar, risks related to the Convertible Notes, including our ability to satisfy our obligations under the Convertible Notes, risks related to our recent Convertible Note hedge and warrant transactions, inadequate liquidity or capital resources, inventory and distribution channel management, our ability to innovate, our reliance on large dealer organizations, significant increase in repurchase obligations, availability and price of fuel, availability of chassis and other key component parts, increased material and component costs, exposure to warranty claims, ability to protect our intellectual property, exposure to product liability claims, dependence on information systems and web applications, any unexpected expenses related to the implementation of our Enterprise Resource Planning system, impacts of public health crises, such as COVID-19, risk related to data security, governmental regulation, including for climate change, risk related to anti-takeover provisions applicable to us, and other factors. We caution that the foregoing list of important factors is not complete. Any forward-looking statements speak only as of the date they are made, and we assume no obligation to update any forward-looking statement that we may make.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The assets we maintain to fund deferred compensation have market risk, but we maintain a corresponding liability for these assets. The market risk is therefore borne by the participants in the deferred compensation program.

Interest rate risk

We are exposed to market risks related to fluctuations in interest rates on the outstanding variable rate debt. As of February 29, 2020, we had $257.3 million outstanding under our Term Loan, subject to variable interest rates. For our Term Loan in the second quarter of Fiscal 2020, a 1.0% increase in interest rates would have increased our interest expense by an estimated $2.6 million, and a 1.0% decrease in interest rates would have decreased our interest expense by an estimated $2.6 million. For additional information, see Note 9, Long-Term Debt. For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant.

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

There were no other changes in our internal control over financial reporting that occurred during the second quarter of Fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Results of operations could be adversely affected by public health crises, in locations in which we, our customers or our suppliers operate.

We have manufacturing and other operations in locations subject to public health crises. Our suppliers and customers also have operations in locations exposed to similar dangers. A public health event could disrupt our operations, or our customers’ or suppliers’ operations and could adversely affect our results of operations and financial condition.

Our global suppliers of raw materials expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause operating results to suffer. For example, the ongoing outbreak of coronavirus disease (COVID-19) emanating from China at the beginning of 2020 may impact our suppliers’ ability to provide raw materials. Additionally, the outbreak may have an impact on the demand for large discretionary purchases such as recreation vehicles and boats. An extended plant shut-down or supply chain disruption due to COVID-19 may also impact our ability to fulfill orders.

At this point, the extent to which the coronavirus may impact our liquidity, financial condition, and results of operations is uncertain.

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

In addition, our indebtedness could:
•Make us more vulnerable to general adverse economic, regulatory, and industry conditions;
•Limit our flexibility in planning for, or reacting to, changes and opportunities in the markets in which we compete;
•Place us at a competitive disadvantage compared to our competitors that have less debt or could require us to dedicate a substantial portion of our cash flow to service our debt; and
•Restrict us from making strategic acquisitions or exploiting other business opportunities.

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

One of our growth strategies is to drive growth through targeted acquisitions and alliances, stronger customer relations, and new joint ventures and partnerships that contribute profitable growth while supplementing our existing brands and product portfolio. On November 8, 2019, we acquired Newmar (the "Newmar Acquisition"), a leading manufacturer of Class A and Super C motorized RVs. Our ability to grow through acquisitions depends, in part, on the availability of suitable candidates at acceptable prices, terms, and conditions, our ability to compete effectively for acquisition candidates, and the availability of capital and personnel to complete such acquisitions and run the acquired business effectively. Any acquisition, alliance, joint venture, or partnership could impair our business, financial condition, reputation, and operating results. The benefits of an acquisition, including the Newmar Acquisition, or new alliance, joint venture, or partnership may take more time than expected to develop or integrate into our operations, and we cannot guarantee that previous or future acquisitions, alliances, joint ventures, or partnerships will, in fact, produce any benefits. Such acquisitions, alliances, joint ventures, and partnerships may involve a number of risks, including:
•Diversion of management’s attention;
•Disruption to our existing operations and plans;
•Inability to effectively manage our expanded operations;
•Difficulties or delays in integrating and assimilating information and financial systems, operations, and products of an acquired business or other business venture or in realizing projected efficiencies, growth prospects, cost savings, and synergies;
•Inability to successfully integrate or develop a distribution channel for acquired product lines;
•Potential loss of key employees, customers, distributors, or dealers of the acquired businesses or adverse effects on existing business relationships with suppliers, customers, distributors, and dealers;
•Adverse impact on overall profitability, if our expanded operations do not achieve the financial results projected in our valuation model;
•Inaccurate assessment of additional post-acquisition or business venture investments, undisclosed, contingent or other liabilities or problems, unanticipated costs associated with an acquisition or other business venture, and an inability to recover or manage such liabilities and costs; and
•Incorrect estimates made in the accounting for acquisitions, occurrence of non-recurring charges, and write-off of significant amounts of goodwill or other assets that could adversely affect our operating results.

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

The Newmar Acquisition also involves risks associated with integrating acquired assets into existing operations which could have a material adverse effect on our business, financial condition, results of operations, and cash flows, including, among others:
•failure to implement our business plan for the combined business;
•unanticipated issues in integrating equipment, logistics, information, communications, and other systems;
•possible inconsistencies in standards, controls, contracts, procedures, and policies;
•impacts of change in control provisions in contracts and agreements;
•failure to retain key customers and suppliers;
•unanticipated changes in applicable laws and regulations;
•failure to recruit and retain key employees to operate the combined business;
•increased competition within the industries in which Newmar operates;
•difficulties in managing the expanded operations of a significantly larger and more complex combined company;
•inherent operating risks in the business;
•unanticipated issues, expenses, and liabilities;

•additional reporting requirements pursuant to applicable rules and regulations;
•additional requirements relating to internal control over financial reporting;
•diversion of our senior management’s attention from the management of daily operations to the integration of the Newmar business;
•significant unknown and contingent liabilities we incur for which we have limited or no contractual remedies or insurance coverage;
•the assets to be acquired failing to perform as well as we anticipate; and
•unexpected costs, delays, and challenges arising from integrating the assets acquired in the Newmar Acquisition into our existing operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Stock Repurchases
Purchases of our common stock during each fiscal month of the second quarter of Fiscal 2020 were:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
12/01/19 - 01/04/20	638	$48.14	—	$58,870,000
01/05/20 - 02/01/20	733	$52.76	—	$58,870,000
02/02/20 - 02/29/20	71	$59.47	—	$58,870,000
Total	1,442	$51.04	—	$58,870,000
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

4.2	Form of 1.50% Convertible Senior Note due 2025 (included in Exhibit 4.1).
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from our Quarterly Report on Form 10-Q for the second quarter of Fiscal 2020 in Inline Extensible Business Reporting Language ("iXBRL"): (i) the Condensed Consolidated Balance Sheets at February 29, 2020, and August 31, 2019, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income for the six months ended February 29, 2020, and February 23, 2019, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended February 29, 2020, and February 23, 2019, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended February 29, 2020, and February 23, 2019, and (v) the Notes to the Condensed Consolidated Financial Statements.
104	The cover page from our Quarterly Report on Form 10-Q for the second quarter of Fiscal 2020 formatted in iXBRL (included as Exhibit 101).
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

WINNEBAGO INDUSTRIES, INC.

Date:	March 25, 2020	By	/s/ Michael J. Happe
Michael J. Happe
Chief Executive Officer, President
(Principal Executive Officer)

Date:	March 25, 2020	By	/s/ Bryan L. Hughes
Bryan L. Hughes
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)