Form 10-Q
period 2020-05-30
WINNEBAGO INDUSTRIES INC
filed 2020-06-24
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 30, 2020

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

The number of shares of common stock, par value $0.50 per share, outstanding on June 19, 2020 was 33,699,082.

Winnebago Industries, Inc.

PART I. FINANCIAL INFORMATION.

Item 1. Condensed Consolidated Financial Statements.

Winnebago Industries, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	May 30, 2020	May 25, 2019	May 30, 2020	May 25, 2019
Net revenues	$402,458	$528,940	$1,617,726	$1,455,278
Cost of goods sold	370,434	442,356	1,427,307	1,231,269
Gross profit	32,024	86,584	190,419	224,009
Selling, general, and administrative expenses	33,271	35,332	126,540	106,303
Amortization of intangible assets	6,926	2,278	18,514	7,204
Total operating expenses	40,197	37,610	145,054	113,507
Operating (loss) income	(8,173)	48,974	45,365	110,502
Interest expense	8,440	4,446	23,140	13,293
Non-operating income	(74)	(360)	(460)	(1,330)
(Loss) income before income taxes	(16,539)	44,888	22,685	98,539
(Benefit) provision for income taxes	(4,186)	8,717	3,702	18,609
Net (loss) income	$(12,353)	$36,171	$18,983	$79,930

Income (loss) income per common share:
Basic	$(0.37)	$1.15	$0.57	$2.53
Diluted	$(0.37)	$1.14	$0.57	$2.52

Weighted average common shares outstanding:
Basic	33,625	31,493	33,102	31,546
Diluted	33,625	31,644	33,289	31,722

Net (loss) income	$(12,353)	$36,171	$18,983	$79,930
Other comprehensive income (loss):
Amortization of net actuarial loss (net of tax of $3, $3, $9, and $8)	8	8	24	24
Interest rate swap activity (net of tax of $141, $114, $163, and $327)	(432)	(362)	(500)	(1,018)
Total other comprehensive loss	(424)	(354)	(476)	(994)
Comprehensive (loss) income	$(12,777)	$35,817	$18,507	$78,936
See Notes to Condensed Consolidated Financial Statements.

Winnebago Industries, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	May 30, 2020	August 31, 2019
Assets
Current assets:
Cash and cash equivalents	$152,480	$37,431
Receivables, less allowance for doubtful accounts ($381 and $160, respectively)	163,590	158,049
Inventories, net	190,359	201,126
Prepaid expenses and other assets	21,566	14,051
Total current assets	527,995	410,657
Property, plant, and equipment, net	175,431	127,572
Other assets:
Goodwill	348,058	274,931
Other intangible assets, net	408,358	256,082
Investment in life insurance	27,336	26,846
Operating lease assets	29,790	—
Other assets	16,072	8,143
Total assets	$1,533,040	$1,104,231

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$81,998	$81,635
Accrued expenses:
Accrued compensation	24,907	20,328
Product warranties	60,665	44,436
Self-insurance	16,860	13,820
Promotional	11,677	10,896
Accrued interest	1,992	4,059
Other	16,408	13,678
Current maturities of long-term debt	13,668	8,892
Total current liabilities	228,175	197,744
Non-current liabilities:
Long-term debt, less current maturities	451,306	245,402
Deferred income taxes	16,708	12,032
Unrecognized tax benefits	6,269	3,591
Operating lease liabilities	27,366	—
Deferred compensation benefits, net of current portion	11,454	12,878
Other	6,952	372
Total non-current liabilities	520,055	274,275
Contingent liabilities and commitments (Note 12)
Stockholders' equity:
Preferred stock, par value $0.01: Authorized-10,000 shares; Issued-zero	—	—
Common stock, par value $0.50: Authorized-60,000 shares; Issued-51,776 shares	25,888	25,888
Additional paid-in capital	200,456	91,185
Retained earnings	874,911	866,886
Accumulated other comprehensive loss	(967)	(491)
Treasury stock, at cost: 18,146 and 20,262 shares, respectively	(315,478)	(351,256)
Total stockholders' equity	784,810	632,212
Total liabilities and stockholders' equity	$1,533,040	$1,104,231
See Notes to Condensed Consolidated Financial Statements.

Winnebago Industries, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(in thousands)	May 30, 2020	May 25, 2019
Operating activities:
Net income	$18,983	$79,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,854	9,788
Amortization of intangible assets	18,514	7,204
Non-cash interest expense, net	7,440	—
Amortization of debt issuance costs	2,181	1,186
Last-in, first-out expense	1,450	1,544
Stock-based compensation	3,332	5,735
Deferred income taxes	365	362
Other, net	516	1,265
Change in assets and liabilities:
Receivables	31,440	(20,961)
Inventories	91,938	2,701
Prepaid expenses and other assets	159	(653)
Accounts payable	(13,528)	3,954
Income taxes and unrecognized tax benefits	(2,622)	(13,898)
Accrued expenses and other liabilities	(9,585)	4,692
Net cash provided by operating activities	162,437	82,849

Investing activities:
Purchases of property and equipment	(28,582)	(31,681)
Acquisition of business, net of cash acquired	(260,965)	(702)
Proceeds from the sale of property	—	134
Other, net	141	1,752
Net cash used in investing activities	(289,406)	(30,497)

Financing activities:
Borrowings on credit agreement	1,495,209	342,549
Repayments of credit agreement	(1,495,209)	(375,438)
Proceeds from issuance of convertible senior notes	300,000	—
Purchase of convertible note hedge	(70,800)	—
Proceeds from issuance of warrants	42,210	—
Payments on long-term debt	(6,500)	—
Payments of offering costs	(10,761)	—
Payments of cash dividends	(10,881)	(10,201)
Payments for repurchase of common stock	—	(7,724)
Other, net	(1,250)	296
Net cash provided by (used in) financing activities	242,018	(50,518)

Net increase in cash and cash equivalents	115,049	1,834
Cash and cash equivalents at beginning of period	37,431	2,342
Cash and cash equivalents at end of period	$152,480	$4,176

Supplement cash flow disclosure:
Income taxes paid, net	$6,240	$33,852
Interest paid	$14,961	$10,335

Non-cash transactions:
Issuance of Winnebago common stock for acquisition of business	$92,572	$—
Capital expenditures in accounts payable	$255	$9
See Notes to Condensed Consolidated Financial Statements.

Winnebago Industries, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Three Months Ended May 30, 2020
(in thousands, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Number	Amount				Number	Amount
Balances at February 29, 2020	51,776	$25,888	$200,751	$890,994	$(543)	(18,153)	$(315,566)	$801,524
Stock-based compensation, net of forfeitures	—	—	(315)	—	—	—	7	(308)
Issuance of stock, net	—	—	20	—	—	8	133	153
Repurchase of common stock	—	—	—	—	—	(1)	(52)	(52)
Common stock dividends; $0.11 per share	—	—	—	(3,730)	—	—	—	(3,730)
Actuarial loss, net of tax	—	—	—	—	8	—	—	8
Interest rate swap activity, net of tax	—	—	—	—	(432)	—	—	(432)
Net loss	—	—	—	(12,353)	—	—	—	(12,353)
Balances at May 30, 2020	51,776	$25,888	$200,456	$874,911	$(967)	(18,146)	$(315,478)	$784,810

	Nine Months Ended May 30, 2020
(in thousands, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Number	Amount				Number	Amount
Balances at August 31, 2019	51,776	$25,888	$91,185	$866,886	$(491)	(20,262)	$(351,256)	$632,212
Stock-based compensation, net of forfeitures	—	—	3,309	—	—	1	23	3,332
Issuance of stock, net	—	—	(2,011)	—	—	160	2,782	771
Issuance of stock for acquisition	—	—	57,811	—	—	2,000	34,761	92,572
Repurchase of common stock	—	—	—	—	—	(45)	(1,788)	(1,788)
Common stock dividends; $0.33 per share	—	—	—	(10,958)	—	—	—	(10,958)
Actuarial loss, net of tax	—	—	—	—	24	—	—	24
Interest rate swap activity, net of tax	—	—	—	—	(500)	—	—	(500)
Equity component of convertible senior notes and offering costs, net of tax of $20,840	—	—	61,335	—	—	—	—	61,335
Convertible note hedge purchase, net of tax of $17,417	—	—	(53,383)	—	—	—	—	(53,383)
Warrant transactions	—	—	42,210	—	—	—	—	42,210
Net income	—	—	—	18,983	—	—	—	18,983
Balances at May 30, 2020	51,776	$25,888	$200,456	$874,911	$(967)	(18,146)	$(315,478)	$784,810

	Three Months Ended May 25, 2019
(in thousands, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Number	Amount				Number	Amount
Balances at February 23, 2019	51,776	$25,888	$89,682	$805,851	$252	(20,292)	$(351,007)	$570,666
Stock-based compensation, net of forfeitures	—	—	1,118	—	—	1	12	1,130
Issuance of restricted stock	—	—	(904)	—	—	52	904	—
Repurchase of common stock	—	—	—	—	—	(32)	(1,104)	(1,104)
Common stock dividends; $0.11 per share	—	—	—	(3,516)	—	—	—	(3,516)
Actuarial loss, net of tax	—	—	—	—	8	—	—	8
Interest rate swap activity, net of tax	—	—	—	—	(362)	—	—	(362)
Net income	—	—	—	36,171	—	—	—	36,171
Balances at May 25, 2019	51,776	$25,888	$89,896	$838,506	$(102)	(20,271)	$(351,195)	$602,993

Winnebago Industries, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (continued)
(Unaudited)

	Nine Months Ended May 25, 2019
(in thousands, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Number	Amount				Number	Amount
Balances at August 25, 2018	51,776	$25,888	$86,223	$768,816	$892	(20,243)	$(347,374)	$534,445
Stock-based compensation, net of forfeitures	—	—	5,683	—	—	4	69	5,752
Issuance of restricted stock	—	—	(2,056)	—	—	208	3,584	1,528
Issuance of stock under ESPP	—	—	46	—	—	15	250	296
Repurchase of common stock	—	—	—	—	—	(255)	(7,724)	(7,724)
Common stock dividends; $0.32 per share	—	—	—	(10,240)	—	—	—	(10,240)
Actuarial loss, net of tax	—	—	—	—	24	—	—	24
Interest rate swap activity, net of tax	—	—	—	—	(1,018)	—	—	(1,018)
Net income	—	—	—	79,930	—	—	—	79,930
Balances at May 25, 2019	51,776	$25,888	$89,896	$838,506	$(102)	(20,271)	$(351,195)	$602,993
See Notes to Condensed Consolidated Financial Statements.

Winnebago Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1: Basis of Presentation

Unless the context otherwise requires, the use of the terms "Winnebago," "Company", "WGO," "we," "us," and "our" in these Notes to Condensed Consolidated Financial Statements refers to Winnebago Industries, Inc. and its wholly-owned subsidiaries.

In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments necessary for a fair presentation as prescribed by accounting principles generally accepted in the United States (“GAAP”). All adjustments were comprised of normal recurring adjustments, except as noted in these Notes to Condensed Consolidated Financial Statements.

Interim results are not necessarily indicative of the results to be expected for the full year. The interim Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2019.

Fiscal Period

The Company follows a 52-/53-week fiscal year, ending the last Saturday in August. Fiscal 2020 is a 52-week year, while Fiscal 2019 was a 53-week year. The extra (53rd) week in Fiscal 2019 was recognized in the Company's fourth quarter.

Cash and cash equivalents
Cash equivalents include all investments with original maturities of three months or less or which are readily convertible into known amounts of cash and are not legally restricted. Accounts at each banking institution are insured by the Federal Deposit Insurance Corporation up to $250,000, while the remaining balances are uninsured.

Subsequent Events

In preparing the accompanying unaudited Condensed Consolidated Financial Statements, the Company evaluated subsequent events for potential recognition and disclosure through the date of this filing. There were no material subsequent events.

Dividend

On May 19, 2020, the Company's Board of Directors declared a quarterly cash dividend of $0.11 per share payable on July 1, 2020 to common stockholders of record at the close of business on June 17, 2020.

Coronavirus (COVID-19) pandemic

The Company is closely monitoring the impact of the 2019 novel coronavirus, or COVID-19, on all aspects of its business. COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020 and the President of the United States declared the COVID-19 outbreak a national emergency on March 13, 2020. The Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law on March 27, 2020. The Company is taking advantage of the employer payroll tax (FICA) deferral offered by CARES which allows the Company to defer the payment of employer payroll taxes for the period from March 27, 2020 to December 31, 2020. The deferred FICA liability as of May 30, 2020 was $1.2 million and will be payable in equal installments at December 2021 and December 2022. Additionally, the Company is taking advantage of a tax credit granted to companies under the CARES Act who continued to pay their employees when operations were fully or partially suspended. The refundable tax credit through the end of the third quarter of Fiscal 2020, reflected in cost of goods sold and within other current assets, is approximately $4.0 million and will be received in the fourth quarter of Fiscal 2020.

Recently Adopted Accounting Pronouncements

The Company adopted Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842), as of September 1, 2019, using the modified retrospective basis as of the beginning of the period of adoption. In addition, the Company elected the package of practical expedients permitted under the transition guidance with the new standard, which among other things, allowed the Company to carry forward the historical lease classification, and the Company elected the hindsight practical expedient. Adoption of the new standard resulted in the recording of net lease assets and lease liabilities of $33.8 million and $33.4 million, respectively, as of September 1, 2019. The adoption of the standard did not materially impact our consolidated net earnings and had no impact on the Company's cash flows.

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

Also, in the first quarter of Fiscal 2020, the Company adopted ASU 2017-12, Derivatives and Hedging (Topic 815), which improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. The adoption of this standard did not materially impact the Company's Condensed Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and has since issued additional amendments. ASU 2016-13 will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. The standard is effective for annual reporting periods beginning after December 15, 2019 (our Fiscal 2021), including interim periods within those annual reporting periods. The Company expects to adopt the new guidance in the first quarter of Fiscal 2021, and the Company does not expect a material impact to its consolidated financial statements.

In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles of Topic 740. The standard is effective for annual reporting periods beginning after December 15, 2020 (the Company's Fiscal 2022), including interim periods within those annual reporting periods. The Company expects to adopt the new guidance in the first quarter of Fiscal 2022, and does not expect a material impact to its consolidated financial statements.

In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides practical expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. These amendments are not applicable to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. ASU No. 2020-04 is effective as of March 12, 2020 through December 31, 2022 and may be applied to contract modifications and hedging relationships from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company will adopt this standard when LIBOR is discontinued, and does not expect a material impact to its consolidated financial statements.

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

The following table summarizes the total consideration paid for Newmar, noting that it is subject to purchase price adjustments as stipulated in the Purchase Agreement:

(in thousands)	November 8, 2019
Cash	$264,433
Winnebago Industries shares: 2,000,000 at $46.29	92,572
Total	$357,005

The cash portion of the purchase price of the acquisition and certain transaction expenses were funded through the private placement of convertible senior notes (as further described in Note 9, Long-Term Debt) and cash on hand. The stock consideration was discounted by 7.0% due to lack of marketability because of the one year lock-up restrictions.

The total purchase price was allocated to the net tangible and intangible assets of Newmar acquired, based on their fair values at the date of the acquisition. The Company believes that the information provides a reasonable basis for estimating the fair values. During the third quarter of Fiscal 2020, the Company finalized the valuation and completed the purchase price allocation, which included purchase price adjustments of $3.3 million. The following table summarizes the fair values assigned to the Newmar net assets acquired and the determination of net assets:

(in thousands)	November 8, 2019
Cash	$3,469
Accounts receivable	37,147
Inventories	82,621
Prepaid expenses and other assets	9,830
Property, plant, and equipment	31,143
Goodwill	73,127
Other intangible assets	172,100
Total assets acquired	409,437
Accounts payable	14,023
Accrued compensation	4,306
Product warranties	15,147
Promotional	6,351
Other	11,637
Deferred tax liabilities	968
Total liabilities assumed	52,432
Total purchase price	$357,005

The goodwill, recognized in the Company's Motorhome segment, is primarily attributable to the value of the workforce, reputation of founders, customer and dealer growth opportunities, and expected synergies. Key areas of cost synergies include increased purchasing power for raw materials and supply chain consolidation. Goodwill is expected to be mostly deductible for tax purposes.

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

The results of Newmar's operations have been included in the Company's Condensed Consolidated Financial Statements from the close of the acquisition within the Motorhome segment. The following table provides net revenues and operating income from the Newmar operating segment included in the Company's consolidated results following the November 8, 2019 closing date:

	Three Months Ended	Nine Months Ended
(in thousands)	May 30, 2020	May 30, 2020
Net revenues	$87,991	$262,070
Operating loss	(3,503)	(7,294)

The following unaudited pro forma information represents the Company's results of operations as if the Fiscal 2020 acquisition of Newmar had occurred at the beginning of Fiscal 2019:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	May 30, 2020	May 25, 2019	May 30, 2020	May 25, 2019
Net revenues	$402,458	$710,246	$1,770,985	$1,953,195
Net (loss) income	(10,004)	40,585	30,557	67,096
Income per share - basic	$(0.30)	$1.21	$0.92	$2.00
Income per share - diluted	$(0.30)	$1.21	$0.91	$2.00

The unaudited pro forma data above includes the following significant non-recurring adjustments made to account for certain costs which would have changed if the acquisition of Newmar had occurred at the beginning of Fiscal 2019:

	Three Months Ended		Nine Months Ended
(in thousands)	May 30, 2020	May 25, 2019	May 30, 2020	May 25, 2019
Amortization of intangibles (1 year or less useful life)(1)	$3,336	$—	$13,610	$(13,610)
Amortization of intangibles(2)	(1)	(1,395)	(1,060)	(4,184)
Expenses related to business combination (transaction costs)(3)	—	652	9,950	(10,602)
Interest to reflect new debt structure(4)	(361)	(4,857)	(4,032)	(14,027)
Taxes related to the adjustments to the pro forma data and to the income of Newmar(5)	(625)	(1,173)	(3,077)	3,412
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

The unaudited pro forma information is not necessarily indicative of the results that the Company would have achieved had the transaction actually taken place at the beginning of Fiscal 2019, and the unaudited pro forma information does not purport to be indicative of future financial operating results. The unaudited pro forma condensed consolidated financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquisition.

Transaction costs related to the Newmar acquisition were $10.6 million, of which $10.0 million were expensed during the first quarter of Fiscal 2020 and $0.6 million were expensed during the fourth quarter of Fiscal 2019. Transaction costs are included in Selling, general, and administrative expenses in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.

Note 3: Business Segments

The Company has six operating segments: 1) Grand Design towables, 2) Winnebago towables, 3) Winnebago motorhomes, 4) Newmar motorhomes, 5) Chris-Craft marine, and 6) Winnebago specialty vehicles. The Company evaluates performance based on each operating segment's Adjusted EBITDA, as defined below, which excludes certain corporate administration expenses and non-operating income and expense.

The Company's two reportable segments include: 1) Towable (comprised of products which are not motorized and are generally towed by another vehicle as well as other related manufactured products and services), which is an aggregation of the Grand Design towables and the Winnebago towables operating segments and 2) Motorhome (comprised of products that include a motorized chassis as well as other related manufactured products and services), which is an aggregation of the Winnebago motorhomes and Newmar motorhomes operating segments.

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

The Company's chief operating decision maker ("CODM") is its Chief Executive Officer. The Company's CODM relies on internal management reporting that analyzes consolidated results to the net earnings level and operating segment's Adjusted EBITDA. The Company's CODM has ultimate responsibility for enterprise decisions. The Company's CODM determines, in particular, resource allocation for, and monitors the performance of, the consolidated enterprise, the Towable segment, and the Motorhome segment. The operating segments' management have responsibility for operating decisions, allocating resources, and assessing performance within their respective segments. The accounting policies of both reportable segments are the same and are described in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2019.

The Company evaluates the performance of its reportable segments based on Adjusted EBITDA. EBITDA is defined as net income before interest expense, provision for income taxes, and depreciation and amortization expense. Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation and amortization expense, and other adjustments made in order to present comparable results from period to period. Examples of items excluded from Adjusted EBITDA include acquisition-related fair-value inventory step-up, acquisition-related costs, restructuring expenses, and non-operating income.
The following table shows information by reportable segment:

	Three Months Ended		Nine Months Ended
(in thousands)	May 30, 2020	May 25, 2019	May 30, 2020	May 25, 2019
Net Revenues
Towable	$188,898	$346,811	$813,611	$890,335
Motorhome	203,590	160,239	755,023	506,229
Corporate / All Other	9,970	21,890	49,092	58,714
Consolidated	$402,458	$528,940	$1,617,726	$1,455,278

Adjusted EBITDA
Towable	$16,451	$57,172	$86,982	$121,638
Motorhome	(10,789)	381	13,488	16,716
Corporate / All Other	(1,588)	(1,679)	(8,919)	(9,539)
Consolidated	$4,074	$55,874	$91,551	$128,815

Capital Expenditures
Towable	$2,296	$4,810	$11,962	$21,335
Motorhome	5,768	2,543	13,348	7,933
Corporate / All Other	1,492	962	3,272	2,413
Consolidated	$9,556	$8,315	$28,582	$31,681

(in thousands)	May 30, 2020	August 31, 2019
Total Assets
Towable	$652,351	$628,994
Motorhome	620,425	332,157
Corporate / All Other	260,264	143,080
Consolidated	$1,533,040	$1,104,231

Reconciliation of net income to consolidated Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
(in thousands)	May 30, 2020	May 25, 2019	May 30, 2020	May 25, 2019
Net (loss) income	$(12,353)	$36,171	$18,983	$79,930
Interest expense	8,440	4,446	23,140	13,293
(Benefit) provision for income taxes	(4,186)	8,717	3,702	18,609
Depreciation	4,134	3,520	11,854	9,788
Amortization of intangible assets	6,926	2,278	18,514	7,204
EBITDA	2,961	55,132	76,193	128,824
Acquisition-related fair-value inventory step-up	—	—	4,810	—
Acquisition-related costs	(189)	—	9,761	—
Restructuring expenses	1,376	1,102	1,247	1,321
Non-operating income	(74)	(360)	(460)	(1,330)
Adjusted EBITDA	$4,074	$55,874	$91,551	$128,815

Note 4: Derivatives, Investments, and Fair Value Measurements
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The Company accounts for fair value measurements in accordance with Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measurement, and expands disclosure about fair value measurement. The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.

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

The following tables set forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis at May 30, 2020 and August 31, 2019 according to the valuation techniques the Company used to determine their fair values:

	Fair Value at	Fair Value Hierarchy
(in thousands)	May 30, 2020	Level 1	Level 2	Level 3
Assets that fund deferred compensation:
Domestic equity funds	$378	$293	$85	$—
International equity funds	93	30	63	—
Fixed income funds	163	50	113	—
Interest rate swap contracts	(573)	—	(573)	—
Total assets at fair value	$61	$373	$(312)	$—

	Fair Value at	Fair Value Hierarchy
(in thousands)	August 31, 2019	Level 1	Level 2	Level 3
Assets that fund deferred compensation:
Domestic equity funds	$373	$288	$85	$—
International equity funds	101	45	56	—
Fixed income funds	155	54	101	—
Interest rate swap contracts	90	—	90	—
Total assets at fair value	$719	$387	$332	$—

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Assets that fund deferred compensation

The Company's assets that fund deferred compensation are marketable equity securities measured at fair value using quoted market prices and primarily consist of equity-based mutual funds. These securities are primarily classified as Level 1 as they are traded in an active market for which closing stock prices are readily available. These securities fund the Executive Share Option Plan and the Executive Deferred Compensation Plan. Refer to Note 10, Employee and Retiree Benefits, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019 for additional information regarding these plans.

The proportion of the assets that will fund options which expire within a year are included in Prepaid expenses and other assets in the accompanying Condensed Consolidated Balance Sheets. The remaining assets are classified as non-current and are included in Other assets.

Interest Rate Swap Contract

On March 6, 2020, the Company entered into an interest rate swap agreement for an incremental notional amount of $25 million to exchange floating for fixed rate interest payments for our LIBOR-based borrowings. The interest rate swap had a fair value of zero at inception, is effective March 10, 2020 and has been designated as a cash flow hedge. The interest rate swap agreement, with a maturity date of March 4, 2025, converts the Company's interest rate payments on $25 million of variable-rate, 1-month LIBOR-based debt to a fixed interest rate of 1.265%.

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

On January 23, 2017, the Company entered into an interest rate swap contract, which effectively fixed the interest rate on the $300.0 million term loan agreement ("Term Loan") for a notional amount that reduced each December during the swap contract. As of August 31, 2019, the Company had $120.0 million of the Term Loan fixed at an interest rate of 5.32%. In the first quarter of Fiscal 2020, the Company exited the swap contract prior to its expiration on December 8, 2020.

The fair value of the interest rate swap is classified as Level 2 as it is determined based on observable market data. The asset is included in Other assets and the liability is included in Other non-current liabilities on the Condensed Consolidated Balance Sheets.

The change in value is recorded to Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets since the interest rate swap is designated for hedge accounting. These circumstances were similar for the swap that was exited during the first quarter of Fiscal 2020.

Assets and Liabilities that are measured at Fair Value on a Nonrecurring Basis

The Company's non-financial assets, which include goodwill, intangible assets, and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, the Company must evaluate the non-financial asset for impairment. If an impairment has occurred, the asset is required to be recorded at the estimated fair value. No impairments were recorded for non-financial assets in the third quarter of Fiscal 2020 or the third quarter of Fiscal 2019.

Fair Value of Financial Instruments

The Company's financial instruments, other than those presented in the disclosures above, include cash, receivables, accounts payable, other payables, and long-term debt. The fair values of cash, receivables, accounts payable, and other payables approximated carrying values because of the short-term nature of these instruments. If these instruments were measured at fair value in the financial statements, they would be classified as Level 1 in the fair value hierarchy. See Note 9, Long-Term Debt, for information about the fair value of our long-term debt.

Note 5: Inventories

Inventories consist of the following:

(in thousands)	May 30, 2020	August 31, 2019
Finished goods	$39,071	$53,417
Work-in-process	80,828	82,926
Raw materials	112,930	105,804
Total	232,829	242,147
Less last-in, first-out ("LIFO") reserve	42,470	41,021
Inventories, net	$190,359	$201,126

Inventory valuation methods consist of the following:

(in thousands)	May 30, 2020	August 31, 2019
LIFO basis	$136,939	$184,007
First-in, first-out basis	95,890	58,140
Total	$232,829	$242,147

The above value of inventories, before reduction for the LIFO reserve, approximates replacement cost at the respective dates.

Note 6: Property, Plant, and Equipment
Property, plant, and equipment is stated at cost, net of accumulated depreciation, and consists of the following:

(in thousands)	May 30, 2020	August 31, 2019
Land	$10,894	$6,799
Buildings and building improvements	165,424	119,638
Machinery and equipment	114,127	107,701
Software	29,622	29,169
Transportation	4,272	3,865
Property, plant, and equipment, gross	324,339	267,172
Less accumulated depreciation	148,908	139,600
Property, plant, and equipment, net	$175,431	$127,572

Depreciation expense was $4.1 million and $3.5 million during the third quarters of Fiscal 2020 and 2019, respectively; and $11.9 million and $9.8 million during the first nine months of Fiscal 2020 and 2019, respectively.

Note 7: Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows for the first nine months of Fiscal 2020 and 2019, of which there were no accumulated impairment losses:

(in thousands)	Towable	Motorhome	Corporate / All Other	Total
Balances at August 25, 2018	$244,684	$—	$29,686	$274,370
Chris-Craft purchase price adjustment(1)	—	—	1,287	1,287
Balances at May 25, 2019	$244,684	$—	$30,973	$275,657

Balances at August 31, 2019	$244,684	$—	$30,247	$274,931
Acquisition of Newmar(2)	—	73,127	—	73,127
Balances at May 30, 2020	$244,684	$73,127	$30,247	$348,058
(1) Refer to Note 2, Business Combinations, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019 for additional information.
(2) Refer to Note 2, Business Combinations, for additional information.

Other intangible assets, net of accumulated amortization, consist of the following:

		May 30, 2020			August 31, 2019
($ in thousands)	Weighted Average Life-Years	Cost	Accumulated Amortization	Weighted Average Life-Years	Cost	Accumulated Amortization
Trade names	Indefinite	$275,250		Indefinite	$177,250
Dealer networks	12.1	159,581	$29,195	12.2	95,581	$20,329
Backlog	0.5	28,327	28,327	0.5	19,527	19,527
Non-compete agreements	4.3	6,647	3,924	4.1	5,347	3,077
Leasehold interest-favorable		—	—	8.1	2,000	690
Other intangible assets, gross		469,805	61,446		299,705	43,623
Less accumulated amortization		61,446			43,623
Other intangible assets, net		$408,358			$256,082

The weighted average remaining amortization period for intangible assets as of May 30, 2020 was approximately 10 years.

Remaining estimated aggregate annual amortization expense by fiscal year is as follows:

(in thousands)	Amount
Fiscal 2020	$3,590
Fiscal 2021	14,361
Fiscal 2022	13,719
Fiscal 2023	13,526
Fiscal 2024	13,424
Thereafter	74,488
Total amortization expense remaining	$133,108

Note 8: Product Warranties

The Company provides certain service and warranty on our products. From time to time, the Company also voluntarily incurs costs for certain warranty-type expenses occurring after the normal warranty period to help protect the reputation of the Company's products and the goodwill of the Company's customers. Estimated costs related to product warranty are accrued at the time of sale and are based upon historical warranty and service claims experience. Adjustments are made to accruals as claim data and cost experience becomes available.

In addition to the costs associated with the contractual warranty coverage provided on products, the Company also occasionally incurs costs as a result of additional service actions not covered by warranties, including product recalls and customer satisfaction actions. Although the Company estimates and reserves for the cost of these service actions, there can be no assurance that expense levels will remain at current levels or such reserves will continue to be adequate.

Changes in the Company's product warranty liability are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	May 30, 2020	May 25, 2019	May 30, 2020	May 25, 2019
Balance at beginning of period	$60,211	$40,305	$44,436	$40,498
Business acquisition(1)	—	—	15,147	—
Provision	13,227	14,139	44,274	34,090
Claims paid	(12,773)	(10,820)	(43,192)	(30,964)
Balance at end of period	$60,665	$43,624	$60,665	$43,624
(1) Refer to Note 2, Business Combinations, for additional information.

Note 9: Long-Term Debt

The components of long-term debt are as follows:

(in thousands)	May 30, 2020	August 31, 2019
ABL Credit Facility	$—	$—
Term Loan	253,500	260,000
Convertible Notes	300,000	—
Long-term debt, gross	553,500	260,000
Convertible Notes unamortized interest discount	(77,581)	—
Debt issuance costs, net	(10,945)	(5,706)
Long-term debt	464,974	254,294
Less current maturities	13,668	8,892
Long-term debt, less current maturities	$451,306	$245,402

Credit Agreements

On November 8, 2016, the Company entered into a $125.0 million credit facility ("ABL Credit Facility") and a $300.0 million loan agreement ("Term Loan") with JPMorgan Chase Bank, N.A. (the agreements governing the ABL Credit Facility and the Term Loan, collectively the "Credit Agreements"). On October 22, 2019, the ABL Credit Facility was amended and restated to, among other things, increase the commitments thereunder to $192.5 million. The Credit Agreements contain certain financial covenants. As of May 30, 2020, the Company is in compliance with all financial covenants of the Credit Agreements.

Convertible Notes

On November 1, 2019, the Company issued $300.0 million in aggregate principal amount of 1.5% unsecured convertible senior notes due 2025 (“Convertible Notes”). The net proceeds from the issuance of the Convertible Notes, after deducting the initial purchasers' transaction fees and offering expense payable by the Company, were approximately $290.4 million. The Convertible Notes bear interest at the annual rate of 1.5%, payable on April 1 and October 1 of each year, beginning on April 1, 2020, and will mature on April 1, 2025, unless earlier converted or repurchased by the Company.

The Convertible Notes will be convertible into cash, shares of the Company's common stock or a combination thereof, at the election of the Company, at an initial conversion rate of 15.6906 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $63.73 per share, as adjusted pursuant to the terms of the indenture governing the Convertible Notes (the "Indenture"). The Convertible Notes may be converted at any time on or after October 1, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date.

The conversion rate of the Convertible Notes may be adjusted in certain circumstances, including in connection with a conversion of the Convertible Notes made following certain fundamental changes and under other circumstances set forth in the Indenture. It is the Company's current intent to settle all conversions of the Convertible Notes through settlement of cash.

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

The Company may not redeem the Convertible Notes at our option prior to the maturity date, and no sinking fund is provided for the Convertible Notes.

On October 29, 2019 and October 30, 2019, in connection with the offering of the Convertible Notes, the Company entered into privately negotiated convertible note hedge transactions (collectively, the “Hedge Transactions”) that cover, subject to customary anti-dilution adjustments, the number of shares of the Company's common stock that initially underlie the Convertible Notes, and are expected generally to reduce the potential dilution and/or offset any cash payments the Company is required to make in excess of the principal amount due, as the case may be, upon conversion of the Convertible Notes in the event that the market price of the Company's common stock is greater than the strike price of the Hedge Transactions, which was initially $63.73 per share (subject to adjustment under the terms of the Hedge Transactions), corresponding to the initial conversion price of the Convertible Notes.

On October 29, 2019 and October 30, 2019, the Company also entered into privately negotiated warrant transactions (collectively, the “Warrant Transactions” and, together with the Hedge Transactions, the “Call Spread Transactions”), whereby the Company sold warrants at a higher strike price relating to the same number of shares of the Company's common stock that initially underlie the Convertible Notes, subject to customary anti-dilution adjustments. The initial strike price of the warrants is $96.20 per share (subject to adjustment under the terms of the Warrant Transactions), which is 100% above the last reported sale price of our common stock on October 29, 2019. The Warrant Transactions could have a dilutive effect to the Company's stockholders to the extent that the market price per share of the Company's common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants.

The Company used $28.6 million of the net proceeds from the issuance of the Convertible Notes to pay the cost of the Call Spread Transactions.

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

Accounting Treatment of the Convertible Notes and Related Hedge Transactions and Warrant Transactions

The Call Spread Transactions were classified as equity. The Company bifurcated the proceeds from the offering of the Convertible Notes between liability and equity components. On the date of issuance, the liability and equity components were calculated to be approximately $215.0 million and $85.0 million, respectively. The initial $215.0 million liability component was determined based on the fair value of similar debt instruments excluding the conversion feature assuming a hypothetical interest rate of 8%. The initial $85.0 million ($64.1 million net of tax) equity component represents the difference between the fair value of the initial $215.0 million in debt and the $300.0 million of gross proceeds. The related initial debt discount of $85.0 million is being amortized over the life of the Convertible Notes as non-cash interest expense using the effective interest method.

In connection with the above-noted transactions, the Company incurred approximately $9.6 million of offering-related costs. These offering fees were allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt and equity issuance costs, respectively. The Company allocated $7.0 million of debt issuance costs to the liability component, which were capitalized as deferred financing costs within Long-term debt. These costs are being amortized as interest expense over the term of the debt using the effective interest method. The remaining $2.6 million of transaction costs allocated to the equity component were recorded as a reduction of the equity component.

Fair Value and Future Maturities

As of May 30, 2020, the fair value of long-term debt, gross, was $566.1 million. As of August 31, 2019, the fair value of long-term debt, gross, approximated the carrying value.

Aggregate contractual maturities of debt in future fiscal years are as follows:

(in thousands)	Amount
Fiscal 2020	$3,750
Fiscal 2021	15,000
Fiscal 2022	15,000
Fiscal 2023	15,000
Fiscal 2024	204,750
Thereafter	300,000
Total Term Loan and Convertible Notes	$553,500

Note 10: Leases

The Company's leases primarily include operating leases for office and manufacturing space and equipment. The Company's finance leases are primarily for real estate. For any lease with an initial term in excess of 12 months, the related lease assets and liabilities are recognized on the Condensed Consolidated Balance Sheets as either operating or finance leases at the inception of an agreement where it is determined that a lease exists. The Company has lease agreements that contain both lease and non-lease components, and has elected to combine lease and non-lease components for all classes of assets. Leases with an initial term of 12 months or less are not recorded on the Condensed Consolidated Balance Sheets; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. When the terms of multiple lease agreements are materially consistent, the Company has elected the portfolio approach for our asset and liability calculations.

Lease assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. These assets and liabilities are recognized based on the present value of future payments over the lease term at commencement date. The Company generally uses a collateralized incremental borrowing rate based on the information available at commencement date, including lease term, in determining the present value of future payments. The assumed lease terms of the Company generally do not include options to extend or terminate the lease unless it is reasonably certain that the option will be exercised.

Some of the Company's real estate operating leases require payment of real estate taxes, common area maintenance, and insurance. In addition, certain of the leases are subject to annual changes in the consumer price index. These components comprise the majority of the Company's variable lease cost and are excluded from the present value of the lease obligations. Fixed payments may contain predetermined fixed rent escalations. For operating leases, the Company recognizes the related rent expense on a straight-line basis from the commencement date to the end of the lease term.

The following table details the supplemental balance sheet information related to the Company's leases:

(in thousands)	Classification	May 30, 2020
Assets
Operating leases	Operating lease assets	$29,790
Finance leases	Other assets	$4,542
Total lease assets		$34,332

Liabilities
Current: Operating leases	Accrued expenses: Other	$2,507
Current: Finance leases	Accrued expenses: Other	532
Non-Current: Operating leases	Operating lease liabilities	27,366
Non-Current: Financing leases	Non-current liabilities: Other	$5,005
Total lease liabilities		$35,410

The following table details the operating lease cost incurred:

		Three Months Ended	Nine Months Ended
(in thousands)	Classification	May 30, 2020	May 30, 2020
Operating lease expense(1)	Costs of goods sold and SG&A	$1,647	$5,183
Finance lease cost:
Depreciation of lease assets	Costs of goods sold and SG&A	144	331
Interest on lease liabilities	Interest expense	86	205
Total lease cost		$1,877	$5,719
(1) Operating lease expense includes short-term leases and variable lease payments, which are immaterial.

The Company's future lease commitments for future fiscal years as of May 30, 2020 included the following related party and non-related party leases:

	Operating Leases			Finance Leases
(in thousands)	Related Party Amount	Non-Related Party Amount	Total	Non-Related Party Amount
Fiscal 2020	$225	$854	$1,079	$214
Fiscal 2021	900	3,330	4,230	855
Fiscal 2022	900	3,014	3,914	851
Fiscal 2023	1,500	2,757	4,257	842
Fiscal 2024	1,800	2,587	4,387	845
Thereafter	9,600	11,912	21,512	3,443
Total future undiscounted lease payments	14,925	24,454	39,379	7,050
Less: Interest	4,042	5,464	9,506	1,513
Total reported lease liabilities	$10,883	$18,990	$29,873	$5,537

The Company's future minimum lease payments for future fiscal years as determined prior to the adoption of ASC 842, Leases, and as disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2019, included the following related party and non-related party leases:

	Operating Leases
(in thousands)	Related Party Amount	Non-Related Party Amount	Total
Fiscal 2020	$2,864	$1,236	$4,100
Fiscal 2021	2,863	1,068	3,931
Fiscal 2022	2,863	759	3,622
Fiscal 2023	3,597	530	4,127
Fiscal 2024	3,963	361	4,324
Thereafter	25,064	1,359	26,423
Total future lease commitments	$41,214	$5,313	$46,527

The following table details additional information related to the Company's leases:

Nine Months Ended
(in thousands)	May 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,807
Operating cash flows from finance leases	205
Financing cash flows from finance leases	232
Leased assets obtained in exchange for lease liabilities:
Operating leases	1,663
Finance leases(1)	5,664

May 30, 2020
Weighted average remaining lease term (in years):
Operating leases	8.9
Finance leases	8.0
Weighted average discount rate:
Operating leases	6.2%
Finance leases	6.2%
(1) Represents the lease liability added. Lease assets are offset by a $1.0 million unfavorable lease liability created by the acquisition of Newmar.

Note 11: Employee and Retiree Benefits

Deferred compensation liabilities are as follows:

(in thousands)	May 30, 2020	August 31, 2019
Non-qualified deferred compensation	$11,859	$13,093
Supplemental executive retirement plan	1,825	2,072
Executive share option plan	—	12
Executive deferred compensation plan	634	621
Deferred compensation benefits	14,318	15,798
Less current portion(1)	2,864	2,920
Deferred compensation benefits, net of current portion	$11,454	$12,878
(1) Included in Accrued compensation on the Condensed Consolidated Balance Sheets.

Note 12: Contingent Liabilities and Commitments
Repurchase Commitments

Generally, manufacturers in the same industries as the Company enter into repurchase agreements with lending institutions which have provided wholesale floorplan financing to dealers. Most dealers are financed on a "floorplan" basis under which a bank or finance company lends the dealer all, or substantially all, of the purchase price, collateralized by a security interest in the units purchased.

The repurchase agreements of the Company generally provide that, in the event of default by the dealer on the agreement to pay the lending institution, the Company will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 24 months, provide that the liability will be the lesser of remaining principal owed by the dealer to the lending institution, or dealer invoice less periodic reductions based on the time since the date of the original invoice. The Company's liability cannot exceed 100% of the dealer invoice. In certain instances, the Company also repurchases inventory from dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of recreational vehicles or boats to repurchase current inventory if a dealership exits the business. The total contingent liability on all repurchase agreements of the Company was approximately $1.2 billion and $874.9 million at May 30, 2020 and August 31, 2019, respectively.

Repurchased sales are not recorded as a revenue transaction, but the net difference between the original repurchase price and the resale price are recorded against the loss reserve, which is a deduction from gross revenue. The Company's loss reserve for repurchase commitments contains uncertainties because the calculation requires management to make assumptions and apply judgment regarding a number of factors. The Company's risk of loss related to these repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to the Company's repurchase agreements represents all financed dealer inventory at the period reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on these repurchase agreements and the Company's historical loss experience, an associated loss reserve is established which is included in Accrued expenses: Other on the Condensed Consolidated Balance Sheets. The Company's estimated repurchase accrual was $1.2 million and $0.9 million at May 30, 2020 and August 31, 2019, respectively. Repurchase risk is affected by the credit worthiness of the Company's dealer network, and management does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to establish the loss reserve for repurchase commitments.

There was no material activity related to repurchase agreements during the first nine months ended May 30, 2020 and May 25, 2019.

Litigation

The Company is involved in various legal proceedings which are ordinary and routine litigation incidental to the business, some of which are covered in whole or in part by insurance. While the Company believes the ultimate disposition of litigation will not have a material adverse effect on the Company's financial position, results of operations or liquidity, there exists the possibility that such litigation may have an impact on the Company's results for a particular reporting period in which litigation effects become probable and reasonably estimable. Though the Company does not believe there is a reasonable likelihood that there will be a material change related to these matters, litigation is subject to inherent uncertainties and management’s view of these matters may change in the future.

Note 13: Revenue

The Company generates all operating revenue from contracts with customers. The Company's primary source of revenue is generated through the sale of manufactured motorized units, non-motorized towable units, and marine units to the Company's independent dealer network (the Company's customers). The following table disaggregates revenue by reportable segment and product category:

	Three Months Ended		Nine Months Ended
(in thousands)	May 30, 2020	May 25, 2019	May 30, 2020	May 25, 2019
Net Revenues
Towable:
Fifth Wheel	$107,364	$201,561	$459,301	$519,093
Travel Trailer	77,974	140,709	342,331	358,497
Other(1)	3,560	4,541	11,979	12,745
Total Towable	188,898	346,811	813,611	890,335
Motorhome:
Class A	92,280	45,138	337,629	148,816
Class B	65,000	41,363	232,349	162,343
Class C	39,268	67,674	161,801	176,059
Other(1)	7,042	6,064	23,244	19,011
Total Motorhome	203,590	160,239	755,023	506,229
Corporate / All Other:
Other(2)	9,970	21,890	49,092	58,714
Total Corporate / All Other	9,970	21,890	49,092	58,714
Consolidated	$402,458	$528,940	$1,617,726	$1,455,278
(1) Relates to parts, accessories, and services.
(2) Relates to marine and specialty vehicle units, parts, accessories, and services.

The Company does not have material contract assets or liabilities. The Company establishes allowances for uncollectible receivables based on historical collection trends and write-off history.

Concentration of Risk

None of the Company's dealer organizations accounted for more than 10% of net revenue for each of the third quarter periods of Fiscal 2020 and Fiscal 2019. In addition, none of the Company's dealer organizations accounted for more than 10% of net revenue for the first nine months of Fiscal 2020 or 2019.

Note 14: Stock-Based Compensation

On December 11, 2018, the Company's shareholders approved the Winnebago Industries, Inc. 2019 Omnibus Incentive Plan ("2019 Plan") as detailed in the Company's Proxy Statement for the 2018 Annual Meeting of Shareholders. The 2019 Plan allows the Company to grant or issue non-qualified stock options, incentive stock options, share awards, and other equity compensation to key employees and to non-employee directors. The 2019 Plan replaces our 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan (as amended, the "2014 Plan"). The number of shares of the Company's Common Stock that may be the subject of awards and issued under the 2019 Plan is 4.1 million, plus the shares subject to any awards outstanding under the 2014 Plan and the Company's predecessor plan, the 2004 Incentive Compensation Plan (the “2004 Plan”), on December 11, 2018 that subsequently expire, are forfeited or canceled, or are settled for cash. Until such time, however, awards under the 2014 Plan and the 2004 Plan, respectively, that are outstanding on December 11, 2018 will continue to be subject to the terms of the 2014 Plan or 2004 Plan, as applicable. Shares remaining available for future awards under the 2014 Plan were not carried over into the 2019 Plan.

Stock-based compensation expense was $(0.3) million and $1.1 million during the third quarters of Fiscal 2020 and 2019, respectively, and $3.3 million and $5.7 million during the first nine months of Fiscal 2020 and 2019, respectively. Compensation expense is recognized over the requisite service period of the award.

Note 15: Restructuring

During the third quarter of Fiscal 2020, the Company completed a reduction in force intended to improve operational efficiencies and to align with the Company's long-term strategic plan, which have resulted in headcount reductions in the Motorhome segment. As a result, we recognized $1.4 million of restructuring charges during the three months ended May 30, 2020. These charges include termination benefits.

On February 4, 2019, the Company announced its intent to move the Company's diesel production from Junction City, OR to Forest City, IA to enable more effective product development and improve cost structure. These charges include termination benefits, asset-related expenses and other related costs.

The following table details the aggregate restructuring charges incurred:

	Motorhome
	Three Months Ended		Nine Months Ended
(in thousands)	May 30, 2020	May 25, 2019	May 30, 2020	May 25, 2019
Cost of goods sold	$1,376	$1,102	$1,200	$1,102
Selling, general, and administrative expenses	—	—	47	219
Restructuring expense	$1,376	$1,102	$1,247	$1,321

Expenses in the current Fiscal year mainly include headcount reductions and adjustments for facility closure costs. The Company does not expect additional reorganization charges during the remainder of Fiscal 2020. These costs could be higher or lower in the event the Company makes additional decisions in future periods that impact reorganization efforts.

Note 16: Income Taxes

The Company's effective tax rate decreased to 16.3% for the first nine months ended May 30, 2020 from 18.9% for the first nine months ended May 25, 2019 due primarily to fixed credits against lower taxable income due to the COVID-19 impact in the third quarter of Fiscal 2020 partially offset by a favorable credit in the prior year related to research and development credits.

The Company files a U.S. Federal tax return, as well as returns in various international and state jurisdictions. As of May 30, 2020, the Company's federal returns from Fiscal 2016 to present are subject to review by the Internal Revenue Service. With limited exception, state returns from Fiscal 2015 to present continue to be subject to review by state taxing jurisdictions. The Company is currently under review by certain U.S. state tax authorities for Fiscal 2015 through 2018. The Company believes it has adequately reserved for its exposure to additional payments for uncertain tax positions in its liability for unrecognized tax benefits.

Note 17: Income Per Share
The following table reflects the calculation of basic and diluted income per share:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	May 30, 2020	May 25, 2019	May 30, 2020	May 25, 2019
Numerator
Net (loss) income	$(12,353)	$36,171	$18,983	$79,930

Denominator
Weighted average common shares outstanding	33,625	31,493	33,102	31,546
Dilutive impact of stock compensation awards	—	151	187	176
Weighted average common shares outstanding, assuming dilution	33,625	31,644	33,289	31,722

Anti-dilutive securities excluded from Weighted average common shares outstanding, assuming dilution	123	204	104	183

Basic income (loss) per common share	$(0.37)	$1.15	$0.57	$2.53
Diluted income (loss) per common share	$(0.37)	$1.14	$0.57	$2.52

Anti-dilutive securities were not included in the computation of diluted income per common share because they are considered anti-dilutive under the treasury stock method.

Note 18: Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income ("AOCI") by component, net of tax, were:

	Three Months Ended
	May 30, 2020			May 25, 2019
(in thousands)	Defined Benefit Pension Items	Interest Rate Swap	Total	Defined Benefit Pension Items	Interest Rate Swap	Total
Balance at beginning of period	$(543)	$—	$(543)	$(575)	$827	$252
Other comprehensive income ("OCI") before reclassifications		(432)	(432)	—	(362)	(362)
Amounts reclassified from AOCI	8	—	8	8	—	8
Net current-period OCI	8	(432)	(424)	8	(362)	(354)
Balance at end of period	$(535)	$(432)	$(967)	$(567)	$465	$(102)

	Nine Months Ended
	May 30, 2020			May 25, 2019
(in thousands)	Defined Benefit Pension Items	Interest Rate Swap	Total	Defined Benefit Pension Items	Interest Rate Swap	Total
Balance at beginning of period	$(559)	$68	$(491)	$(591)	$1,483	$892
OCI before reclassifications	—	(500)	(500)	—	(1,018)	(1,018)
Amounts reclassified from AOCI	24	—	24	24	—	24
Net current-period OCI	24	(500)	(476)	24	(1,018)	(994)
Balance at end of period	$(535)	$(432)	$(967)	$(567)	$465	$(102)

Reclassifications out of AOCI in net periodic benefit costs, net of tax, were:

		Three Months Ended		Nine Months Ended
(in thousands)	Location on Consolidated Statements of Income and Comprehensive Income	May 30, 2020	May 25, 2019	May 30, 2020	May 25, 2019
Amortization of net actuarial loss	SG&A	$8	$8	$24	$24

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

Overview

Winnebago Industries, Inc. is one of the leading North American manufacturers with a diversified portfolio of recreation vehicles ("RV"s) and marine products used primarily in leisure travel and outdoor recreation activities. We produce our motorhome units in Iowa and Indiana; our towable units in Indiana; and our marine units in Florida. We distribute our RV and marine products primarily through independent dealers throughout the U.S. and Canada, who then retail the products to the end consumer. We also distribute our marine products internationally through independent dealers, who then retail the products to the end consumer.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 pandemic has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines and “shelter-in-place” orders, travel restrictions, business curtailments, limits on gatherings, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures designed to counteract the economic impacts of the COVID-19 pandemic.

Health and safety
From the earliest signs of the outbreak, we have taken proactive action to protect the health and safety of our employees, customers, and suppliers. We have enacted rigorous safety measures in our sites, including employee training and self-monitoring for symptoms of the COVID-19 virus, the taking of all employee temperatures upon reporting to work, implementing social distancing protocols, implementing working from home arrangements for those employees that do not need to be physically present, suspending travel, extensively and frequently disinfecting our workspaces, and providing or accommodating the wearing of masks to those employees who must be physically present in their workplace. In the event an employee contracts the virus and is tested positive, we have mandated quarantining and have instructed employees not to return to work until such time that they have been cleared to do so. We expect to continue to practice these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business, and we may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, and suppliers.

Operations
During the third quarter of Fiscal 2020, our manufacturing operations have been affected by the COVID-19 pandemic. Generally, any government mandated measures providing for business shutdowns exclude certain essential businesses and services, including businesses that manufacture and sell products that were considered essential to daily lives or otherwise operate in essential or critical sectors. While some of our facilities were considered essential by local governments, particularly in Indiana where all of our facilities are located for the towable segment, during the third quarter we experienced temporary, partial or full factory closures at our facilities in a concerted effort to lower the probability of coronavirus exposure to key stakeholders, to sanitize the facilities and address employee well-being. During the latter half of the third quarter, the facilities we temporarily, partially or fully closed began to reopen on a staggered schedule to effectively monitor the impact and make changes as necessary. While governmental measures may be modified or extended, we expect that our manufacturing facilities will remain operational.

Supply
We have not yet experienced material impacts or interruptions to our supply chain as a result of the COVID-19 pandemic. However, certain of our suppliers have faced difficulties maintaining operations in light of shelter-in-place mandates, which may impact our supply chain in future periods. Additionally, restrictions or disruptions of transportation did not result in higher costs or delays for the three months ended May 30, 2020. We are actively monitoring the costs and timing of raw materials and other inputs to our supply chain.

Demand
The COVID-19 pandemic has significantly increased economic and demand volatility and uncertainty. Our dealer networks were significantly impacted during the COVID-19 pandemic and a majority of our dealers temporarily closed during the third quarter of Fiscal 2020. However, beginning in May our dealers which were closed, have begun to reopen, with dealer reopenings accelerating in June. The majority of our dealings have reopened as of the end of the third quarter of Fiscal 2020. During the third quarter of Fiscal 2020, we experienced reductions in customer demand due to a decrease in consumer spending attributable to the COVID-19 pandemic, however as of May 30, 2020, our backlog has recovered to levels higher than the same period of Fiscal 2019. Consumer buying activity may decline further if there are additional shut downs within our dealer networks. The current COVID-19 pandemic has caused a global economic slowdown, and the possibility of a global recession. In the event of a recession, demand for our products would decline and our business and results of operations would be adversely affected.

Cost mitigation actions
We began to see lower demand in most of our businesses in late March 2020, and we took steps across our organization to align costs with lower sales volumes. These steps include employee furloughs and layoffs, salary reductions ranging from 10% to 25%, and delaying, reducing or eliminating purchased services and restricting travel. Additionally, we are proactively managing our working capital and have reduced our discretionary capital spending for 2020 but have not deferred strategic ongoing initiatives. We also continue to monitor government economic stabilization efforts and will participate in certain legislative provisions, such as deferring estimated tax payments and utilizing job retention subsidies.

We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities, and may take additional actions based on their requirements and recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of the COVID-19 pandemic on our financial condition, results of operations or cash flows in the future. In addition, see Part II—Item 1A, “Risk Factors,” included herein for updates to our risk factors regarding risks associated with the COVID-19 pandemic.

Our financial position, results of operations and cash flows were impacted during the three months ended May 30, 2020, by the ongoing COVID-19 pandemic. The trends and results for the three months ended May 30, 2020 may not be indicative of results that may be expected for the year ending August 29, 2020 due to uncertainty regarding the extent and duration of the COVID-19 pandemic.

Additional disclosures in this Form 10-Q regarding the impacts of the ongoing COVID-19 pandemic are located in Note 1 – Basis of Presentation, Liquidity and Capital Resources and Part II, Item 1A. Risk Factors.

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

Refer to the Results of Operations - First Nine Months of Fiscal 2020 Compared to the First Nine Months of Fiscal 2019 for a detailed reconciliation of items that impacted EBITDA and Adjusted EBITDA. We have included these non-GAAP performance measures as a comparable measure to illustrate the effect of non-recurring transactions occurring during the reported periods and to improve comparability of our results from period to period. We believe Adjusted EBITDA provides meaningful supplemental information about our operating performance because these measures exclude amounts that we do not consider part of our core operating results when assessing our performance. Examples of items excluded from Adjusted EBITDA include acquisition-related fair-value inventory step-up, acquisition-related costs, restructuring expenses, and non-operating income.

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

Business Combinations

Newmar Corporation

On November 8, 2019, we completed the acquisition of Newmar Corporation, Dutch Real Estate Corp, New-Way Transport, and New-Serv (collectively "Newmar") for total consideration of $357.0 million, which consisted of $264.4 million in cash, subject to purchase price adjustments as stipulated in the Purchase Agreement, and 2.0 million shares of Winnebago common stock that were valued at $92.6 million ($46.29 per share discounted at 7.0% due to lack of marketability because of one year lock-up restrictions). The cash portion of the purchase price of the acquisition and certain transaction expenses were funded through the private placement of $300.0 million in aggregate principal amount of 1.5% convertible senior notes due 2025 ("Convertible Notes") (as further described in Note 9, Long-Term Debt) and cash on hand. Newmar is a leading manufacturer of Class A and Super C motorized recreation vehicles that are sold through an established network of independent authorized dealers throughout North America.

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

Industry Trends

Key reported statistics for the North American RV industry are as follows:
•Wholesale unit shipments: RV product delivered to the dealers, which is reported monthly by the Recreation Vehicle Industry Association ("RVIA")
•Retail unit registrations: consumer purchases of RVs from dealers, which is reported monthly by Stat Surveys

We track RV Industry conditions using these key statistics to monitor trends and evaluate and understand our performance relative to the overall industry. The following is an analysis of changes in these key statistics for the rolling 12 months through April as of 2020 and 2019:

	US and Canada Industry
	Wholesale Unit Shipments per RVIA				Retail Unit Registrations per Stat Surveys
	Rolling 12 Months through April				Rolling 12 Months through April
	2020	2019	Unit Change	% Change	2020	2019	Unit Change	% Change
Towable(1)	324,262	377,390	(53,128)	(14.1)%	365,459	414,249	(48,790)	(11.8)%
Motorhome(2)	40,149	51,309	(11,160)	(21.8)%	46,535	55,948	(9,413)	(16.8)%
Combined	364,411	428,699	(64,288)	(15.0)%	411,994	470,197	(58,203)	(12.4)%
(1) Towable: Fifth wheel and travel trailer products.
(2) Motorhome: Class A, B, and C products.

The rolling twelve months shipments for 2020 and 2019 reflect a contraction in shipments as dealers have rationalized inventory during the last twelve months. The rolling twelve months retail information for 2020 and 2019 illustrates that retail sales, while down year-over-year, remain at healthy levels relative to the industry's historical retail levels. We believe retail demand is the key driver to continued growth in the industry.

The most recent RVIA wholesale shipment forecasts for calendar year 2020, as noted in the table below, indicate that industry shipments are expected to decline in 2020 relative to 2019.

	Calendar Year
Wholesale Unit Shipment Forecast per RVIA(1)	2020 Forecast	2019 Actual	Unit Change	% Change
Aggressive	340,900	406,100	(65,200)	(16.1)%
Most likely	321,600	406,100	(84,500)	(20.8)%
Conservative	302,300	406,100	(103,800)	(25.6)%
(1) Prepared by Dr. Richard Curtin of the University of Michigan Consumer Survey Research Center for RVIA and reported in the Roadsigns RV Summer 2020 Industry Forecast Issue.

Market Share

Our retail unit market share, as reported by Stat Surveys based on state records, is illustrated below. Note that this data is subject to adjustment and is continuously updated.

	Rolling 12 Months through April		Calendar Year
US and Canada	2020(1)	2019	2019	2018	2017
Travel trailer and fifth wheels	9.9%	8.1%	9.3%	7.8%	6.1%
Motorhome A, B, C	17.7%	15.9%	15.5%	15.6%	16.3%
Total market share	10.7%	9.0%	10.0%	8.7%	7.4%
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

The following table illustrates the cumulative project costs:

	Nine Months Ended	Fiscal Year					Cumulative Investment
(in thousands)	May 30, 2020	2019	2018	2017	2016	2015
Capitalized	$2,776	$3,875	$5,941	$1,881	$7,798	$3,291	$25,562	58.3%
Expensed	1,384	3,709	2,107	2,601	5,930	2,528	18,259	41.7%
Total	$4,160	$7,584	$8,048	$4,482	$13,728	$5,819	$43,821	100.0%

Results of Operations - Current Quarter Compared to the Comparable Prior Year Quarter

Consolidated Performance Summary

The following is an analysis of changes in key items included in the consolidated statements of income and comprehensive income for the three months ended May 30, 2020 compared to the three months ended May 25, 2019:

	Three Months Ended
(in thousands, except percent and per share data)	May 30, 2020	% of Revenues(1)	May 25, 2019	% of Revenues(1)	$ Change	% Change
Net revenues	$402,458	100.0%	$528,940	100.0%	$(126,482)	(23.9)%
Cost of goods sold	370,434	92.0%	442,356	83.6%	(71,922)	(16.3)%
Gross profit	32,024	8.0%	86,584	16.4%	(54,560)	(63.0)%
Selling, general, and administrative expenses	33,271	8.3%	35,332	6.7%	(2,061)	(5.8)%
Amortization of intangible assets	6,926	1.7%	2,278	0.4%	4,648	204.0%
Total operating expenses	40,197	10.0%	37,610	7.1%	2,587	6.9%
Operating (loss) income	(8,173)	(2.0)%	48,974	9.3%	(57,147)	(116.7)%
Interest expense	8,440	2.1%	4,446	0.8%	3,994	89.8%
Non-operating income	(74)	—%	(360)	(0.1)%	(286)	(79.4)%
(Loss) income before income taxes	(16,539)	(4.1)%	44,888	8.5%	(61,427)	(136.8)%
(Benefit) provision for income taxes	(4,186)	(1.0)%	8,717	1.6%	(12,903)	(148.0)%
Net (loss) income	$(12,353)	(3.1)%	$36,171	6.8%	$(48,524)	(134.2)%

Diluted (loss) income per share	$(0.37)		$1.14		$(1.51)	(132.5)%
Diluted average shares outstanding	33,625		31,644		1,981	6.3%
(1) Percentages may not add due to rounding differences.

The third quarter Fiscal 2020 results were impacted by the unprecedented series of events related to the COVID-19 pandemic which included the suspension of the Company’s manufacturing operations as well as disruptions across its dealer network, supply chain and end consumers during most of the quarter.

Net revenues decreased in the third quarter of Fiscal 2020 compared to the third quarter of Fiscal 2019 primarily due to lower volume as a result of the COVID-19 pandemic offset partially by our acquisition of Newmar.

Gross profit as a percentage of revenue decreased in the third quarter of Fiscal 2020 compared to the third quarter of Fiscal 2019 primarily due to the impact of lower volume as a result of the COVID-19 pandemic and resulting deleverage when considering fixed expenses within cost of goods sold.

Operating expenses increased in the third quarter of Fiscal 2020 compared to the third quarter of Fiscal 2019 due to incremental operating expense due to our acquisition of Newmar partially offset by cost containment measures as a result of COVID-19.

Interest expense increased in the third quarter of Fiscal 2020 compared to the third quarter of Fiscal 2019 primarily due to the additional interest expense related to the Convertible Notes issued in connection with the acquisition of Newmar.

The effective tax rate increased to 25.3% for the third quarter of Fiscal 2020 compared to 19.4% for the third quarter of Fiscal 2019 due primarily to a pre-tax loss in Q3 2020 and the favorable impact in the prior year of research and development credits.

Net income and diluted income per share decreased in the third quarter of Fiscal 2020 compared to the third quarter of Fiscal 2019 primarily due to the profitability impact of the COVID-19 pandemic, incremental interest expense due to our convertible debt, and a favorable credit in the prior year related to research and development credits.

Non-GAAP Reconciliation

The following table reconciles net income to consolidated EBITDA and Adjusted EBITDA for the three months ended May 30, 2020 and May 25, 2019:

	Three Months Ended
(in thousands)	May 30, 2020	May 25, 2019
Net (loss) income	$(12,353)	$36,171
Interest expense	8,440	4,446
(Benefit) provision for income taxes	(4,186)	8,717
Depreciation	4,134	3,520
Amortization of intangible assets	6,926	2,278
EBITDA	2,961	55,132
Acquisition-related fair-value inventory step-up	—	—
Acquisition-related costs	(189)	—
Restructuring expenses	1,376	1,102
Non-operating income	(74)	(360)
Adjusted EBITDA	$4,074	$55,874

Reportable Segment Performance Summary

Towable

The following is an analysis of key changes in our Towable segment for the three months ended May 30, 2020 compared to the three months ended May 25, 2019:

	Three Months Ended
(in thousands, except ASP)	May 30, 2020	% of Revenues	May 25, 2019	% of Revenues	$ Change	% Change
Net revenues	$188,898		$346,811		$(157,913)	(45.5)%
Adjusted EBITDA	16,451	8.7%	57,172	16.5%	(40,721)	(71.2)%

Average Selling Price ("ASP")(1)	32,107		33,318		(1,211)	(3.6)%

	Three Months Ended
Unit deliveries	May 30, 2020	Product Mix(2)	May 25, 2019	Product Mix(2)	Unit Change	% Change
Travel trailer	3,537	60.3%	6,185	59.5%	(2,648)	(42.8)%
Fifth wheel	2,324	39.7%	4,216	40.5%	(1,892)	(44.9)%
Total towables	5,861	100.0%	10,401	100.0%	(4,540)	(43.6)%
(1) Average selling price excludes off-invoice dealer incentives.
(2) Percentages may not add due to rounding differences.

Net revenues decreased in the third quarter of Fiscal 2020 compared to the third quarter of Fiscal 2019 due to the impact of the COVID-19 pandemic. Our Towable market share increased from 8.1% to 9.9% when comparing shipments during the twelve-month trailing periods ended April 2019 and April 2020.

Adjusted EBITDA decreased in the third quarter of Fiscal 2020 compared to the third quarter of Fiscal 2019 due to the financial impact of the COVID-19 pandemic.

Motorhome

The following is an analysis of key changes in our Motorhome segment for the three months ended May 30, 2020 compared to the three months ended May 25, 2019:

	Three Months Ended
(in thousands, except ASP)	May 30, 2020	% of Revenues	May 25, 2019	% of Revenues	$ Change	% Change
Net revenues	$203,590		$160,239		$43,351	27.1%
Adjusted EBITDA	(10,789)	(5.3)%	381	0.2%	(11,170)	(2,931.8)%

ASP(1)	131,609		82,679		48,930	59.2%

	Three Months Ended
Unit deliveries	May 30, 2020	Product Mix(2)	May 25, 2019	Product Mix(2)	Unit Change	% Change
Class A	428	27.4%	378	19.3%	50	13.2%
Class B	694	44.4%	515	26.2%	179	34.8%
Class C	440	28.2%	1,069	54.5%	(629)	(58.8)%
Total motorhomes	1,562	100.0%	1,962	100.0%	(400)	(20.4)%
(1) ASP excludes off-invoice dealer incentives.
(2) Percentages may not add due to rounding differences.

Net revenues increased in the third quarter of Fiscal 2020 compared to the third quarter of Fiscal 2019 primarily due to our acquisition of Newmar, partially offset by the impact of COVID-19.

Adjusted EBITDA decreased in the third quarter of Fiscal 2020 compared to the third quarter of Fiscal 2019 due to the deleverage impact of COVID-19 partially offset by our acquisition of Newmar and a favorable mix.

Results of Operations - First Nine Months of Fiscal 2020 Compared to the First Nine Months of Fiscal 2019

Consolidated Performance Summary

The following is an analysis of changes in key items included in the consolidated statements of income and comprehensive income for the nine months ended May 30, 2020 compared to the nine months ended May 25, 2019:

	Nine Months Ended
(in thousands, except percent and per share data)	May 30, 2020	% of Revenues(1)	May 25, 2019	% of Revenues(1)	$ Change	% Change
Net revenues	$1,617,726	100.0%	$1,455,278	100.0%	$162,448	11.2%
Cost of goods sold	1,427,307	88.2%	1,231,269	84.6%	196,038	15.9%
Gross profit	190,419	11.8%	224,009	15.4%	(33,590)	(15.0)%
Selling, general, and administrative expenses	126,540	7.8%	106,303	7.3%	20,237	19.0%
Amortization of intangible assets	18,514	1.1%	7,204	0.5%	11,310	157.0%
Total operating expenses	145,054	9.0%	113,507	7.8%	31,547	27.8%
Operating income	45,365	2.8%	110,502	7.6%	(65,137)	(58.9)%
Interest expense	23,140	1.4%	13,293	0.9%	9,847	74.1%
Non-operating income	(460)	—%	(1,330)	(0.1)%	(870)	(65.4)%
Income before income taxes	22,685	1.4%	98,539	6.8%	(75,854)	(77.0)%
Provision for income taxes	3,702	0.2%	18,609	1.3%	(14,907)	(80.1)%
Net income	$18,983	1.2%	$79,930	5.5%	$(60,947)	(76.3)%

Diluted income per share	$0.57		$2.52		$(1.95)	(77.4)%
Diluted average shares outstanding	33,289		31,722		1,567	4.9%
(1) Percentages may not add due to rounding differences.

Net revenues increased in the first nine months of Fiscal 2020 compared to the first nine months of Fiscal 2019 primarily due to the strong performance in the first half of 2020, partially offset by the impact of the COVID-19 pandemic.

Gross profit as a percentage of revenue decreased in the first nine months of Fiscal 2020 compared to the first nine months of Fiscal 2019 due primarily to the impact of lower volume as a result of the COVID-19 pandemic and resulting deleverage when considering fixed expenses within cost of goods sold, Newmar purchase accounting impacts (inventory step-up) and an unfavorable change in mix as a result of our acquisition of Newmar.

Operating expenses increased in the first nine months of Fiscal 2020 compared to the first nine months of Fiscal 2019 due to acquisition-related costs and incremental amortization related to the purchase accounting for Newmar and normal operating expenses of Newmar partially offset by cost-containment initiatives to counteract the financial impact of the COVID-19 pandemic.

Interest expense increased in the first nine months of Fiscal 2020 compared to the first nine months of Fiscal 2019 primarily due to the additional interest expense related to the Convertible Notes issued in connection with the acquisition of Newmar.

Non-operating income decreased in the first nine months of Fiscal 2020 compared to the first nine months of Fiscal 2019 due to company-owned life insurance benefits in the prior year.

The effective tax rate decreased to 16.3% for the first nine months of Fiscal 2020 compared to 18.9% for the first nine months of Fiscal 2019 due primarily to fixed credits against lower taxable income due to the COVID-19 impact in the third quarter of Fiscal 2020 partially offset by a favorable credit in the prior year related to research and development credits.

Net income and diluted income per share decreased in the first nine months of Fiscal 2020 compared to the first nine months of Fiscal 2019 primarily due to the impact of the COVID-19 pandemic as well as acquisition-related costs for Newmar and the incremental interest expense due to our convertible debt.

Non-GAAP Reconciliation

The following table reconciles net income to consolidated EBITDA and Adjusted EBITDA for the nine months ended May 30, 2020 and May 25, 2019:

	Nine Months Ended
(in thousands)	May 30, 2020	May 25, 2019
Net income	$18,983	$79,930
Interest expense	23,140	13,293
Provision for income taxes	3,702	18,609
Depreciation	11,854	9,788
Amortization of intangible assets	18,514	7,204
EBITDA	76,193	128,824
Acquisition-related fair-value inventory step-up	4,810	—
Acquisition-related costs	9,761	—
Restructuring expenses	1,247	1,321
Non-operating income	(460)	(1,330)
Adjusted EBITDA	$91,551	$128,815

Reportable Segment Performance Summary

Towable

The following is an analysis of key changes in our Towable segment for the nine months ended May 30, 2020 compared to the nine months ended May 25, 2019 and as of May 30, 2020 compared to May 25, 2019:

	Nine Months Ended
(in thousands, except ASP)	May 30, 2020	% of Revenues	May 25, 2019	% of Revenues	$ Change	% Change
Net revenues	$813,611		$890,335		$(76,724)	(8.6)%
Adjusted EBITDA	86,982	10.7%	121,638	13.7%	(34,656)	(28.5)%

ASP(1)	32,836		32,926		(90)	(0.3)%

	Nine Months Ended
Unit deliveries	May 30, 2020	Product Mix(2)	May 25, 2019	Product Mix(2)	Unit Change	% Change
Travel trailer	15,319	60.8%	16,564	60.5%	(1,245)	(7.5)%
Fifth wheel	9,874	39.2%	10,818	39.5%	(944)	(8.7)%
Total towables	25,193	100.0%	27,382	100.0%	(2,189)	(8.0)%

($ in thousands)	May 30, 2020		May 25, 2019		Change	% Change
Backlog(3)
Units	13,235		7,089		6,146	86.7%
Dollars	$417,176		$237,708		$179,468	75.5%
Dealer Inventory
Units	15,562		18,984		(3,422)	(18.0)%
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

Net revenues decreased in the first nine months of Fiscal 2020 compared to the first nine months of Fiscal 2019 due to a decrease in unit deliveries in the third quarter of Fiscal 2020 as a result of the COVID-19 pandemic partially offset by strong organic growth in the first half of Fiscal 2020.

Adjusted EBITDA decreased in the first nine months of Fiscal 2020 compared to the first nine months of Fiscal 2019 due to the deleverage impact of COVID-19.

We have seen an increase in the volume and dollar value of backlog as of May 30, 2020 compared to May 25, 2019 primarily due to strong retail demand following the imposition of shelter-in-place mandates in response to the COVID-19 pandemic.

Motorhome

The following is an analysis of key changes in our Motorhome segment for the nine months ended May 30, 2020 compared to the nine months ended May 25, 2019 and as of May 30, 2020 compared to May 25, 2019:

	Nine Months Ended
(in thousands, except ASP)	May 30, 2020	% of Revenues	May 25, 2019	% of Revenues	$ Change	% Change
Net revenues	$755,023		$506,229		$248,794	49.1%
Adjusted EBITDA	13,488	1.8%	16,716	3.3%	(3,228)	(19.3)%

ASP(1)	129,344		91,091		38,253	42.0%

	Nine Months Ended
Unit deliveries	May 30, 2020	Product Mix(2)	May 25, 2019	Product Mix(2)	Unit Change	% Change
Class A	1,803	31.0%	1,329	23.7%	474	35.7%
Class B	2,287	39.3%	1,847	33.0%	440	23.8%
Class C	1,734	29.7%	2,430	43.3%	(696)	(28.6)%
Total motorhomes	5,824	100.0%	5,606	100.0%	218	3.9%

($ in thousands)	May 30, 2020		May 25, 2019		Change	% Change
Backlog(3)
Units	4,131		2,074		2,057	99.2%
Dollars	$515,035		$182,354		$332,681	182.4%
Dealer Inventory
Units	5,013		4,235		778	18.4%
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

Net revenues increased in the first nine months of Fiscal 2020 compared to the first nine months of Fiscal 2019 due to the acquisition of Newmar and favorable mix partially offset by the reduction in volume related to the impact of COVID-19 during Q3 2020.

Adjusted EBITDA decreased in the first nine months of Fiscal 2020 compared to the first nine months of Fiscal 2019 primarily due to the COVID-19 pandemic partially offset by the Newmar acquisition.

We have seen an increase in the backlog volumes as of May 30, 2020 compared to May 25, 2019 primarily due to strong retail demand following the imposition of shelter-in-place mandates in response to the COVID-19 pandemic.

Analysis of Financial Condition, Liquidity, and Resources
Cash Flows
The following table summarizes our cash flows from operations for the nine months ended May 30, 2020 and May 25, 2019:

	Nine Months Ended
(in thousands)	May 30, 2020	May 25, 2019
Total cash provided by (used in):
Operating activities	$162,437	$82,849
Investing activities	(289,406)	(30,497)
Financing activities	242,018	(50,518)
Net increase in cash and cash equivalents	$115,049	$1,834
Operating Activities

Cash provided by operating activities increased for the nine months ended May 30, 2020 compared to the nine months ended May 25, 2019 primarily due to favorable changes in working capital partially offset by lower profitability in the third quarter of Fiscal 2020 due to the COVID-19 pandemic.

Investing Activities

Cash used in investing activities increased for the nine months ended May 30, 2020 compared to the nine months ended May 25, 2019 primarily due to our acquisition of Newmar.

Financing Activities

Cash provided by financing activities increased for the nine months ended May 30, 2020 compared to the nine months ended May 25, 2019 primarily due to the issuance of Convertible Notes issued in the first quarter of Fiscal 2020 to finance our acquisition of Newmar.

Debt and Capital

During the first quarter of Fiscal 2020, we issued the Convertible Notes, which were used to partially fund the Newmar acquisition. Refer to Note 9, Long-Term Debt, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional details.

As of May 30, 2020, we have a debt agreement that consists of a $300.0 million term loan agreement ("Term Loan") that requires us to maintain certain financial ratios. As of May 30, 2020, we are in compliance with these covenants. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.

We maintain a $192.5 million asset-based revolving credit facility ("ABL Credit Facility") with a maturity date of October 22, 2024 subject to certain factors which may accelerate the maturity date. As of May 30, 2020, we had no borrowings against the ABL.

As of May 30, 2020, we had $152.5 million in cash and cash equivalents and $192.5 million in unused ABL Credit Facility. Our cash and cash equivalent balances consist of high quality, short-term money market instruments.

We believe cash flow from operations, existing lines of credit, and access to debt and capital markets will be sufficient to meet our current liquidity needs, and we have committed liquidity and cash reserves in excess of our anticipated funding requirements. Further, we use derivative instruments with J.P. Morgan as the principal counterparty to manage interest rate risks. We evaluate the financial stability of the counterparty and will continue to monitor counterparty risk on an on-going basis. We do not have any credit-risk related contingent features in our derivative contracts as of May 30, 2020.

Other Financial Measures

Working capital at May 30, 2020 and August 31, 2019 was $299.8 million and $212.9 million, respectively. We currently expect cash on hand, funds generated from operations, and the borrowing available under our ABL Credit Facility to be sufficient to cover both short-term and long-term operating requirements.

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

On October 18, 2017, our Board of Directors authorized a share repurchase program in the amount of $70.0 million. There is no time restriction on the authorization. In the third quarter of Fiscal 2020, we did not repurchase any shares under this authorization. We continually evaluate if share repurchases reflect a prudent use of our capital and, subject to compliance with our Credit Agreements, we may purchase shares in the future. At May 30, 2020, we have $58.9 million remaining on our board repurchase authorization.

On May 19, 2020, our Board of Directors approved a quarterly cash dividend of $0.11 per share payable on July 1, 2020, to common stockholders of record at the close of business on June 17, 2020.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as "anticipate," "assume," "believe," "estimate," "expect," "guidance," "intend," "outlook," "plan," "project," and other words and terms of similar meaning. Such statements reflect our current views and estimates with respect to future market conditions, company performance and financial results, operational investments, business prospects, new strategies, the competitive environment, and other events. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the potential results discussed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended August 31, 2019, and Item 1A, Risk Factors, in Part II of this Quarterly Report on Form 10-Q, for a description of important factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. Among the factors that could cause actual results and outcomes to differ materially from those contained in such forward-looking statements are the following: competition and new product introductions by competitors, our ability to attract and retain qualified personnel, increases in market compensation rates, business or production disruptions, sales order cancellations, risk related to the terms of our credit agreements and compliance with debt covenants and leverage ratios, stock price volatility and share dilution, disruptions or unanticipated costs from facility expansions, availability of labor, a slowdown in the economy, low consumer confidence, the effect of global tensions, increases in interest rates, availability of credit, availability of financing for RV and marine dealers, impairment of goodwill, risk related to cyclicality and seasonality of our business, slower than anticipated sales of new or existing products, integration of operations relating to merger and acquisition activities generally, our acquisition of Newmar, the possibility that the Newmar acquisition may not perform as expected or may not result in earnings growth, difficulties and expenses related to integrating Newmar into our business, increased focus of management attention and resources on the acquisition of Newmar, risks related to the Convertible Notes, including our ability to satisfy our obligations under the Convertible Notes, risks related to our recent Convertible Note hedge and warrant transactions, inadequate liquidity or capital resources, inventory and distribution channel management, our ability to innovate, our reliance on large dealer organizations, significant increase in repurchase obligations, availability and price of fuel, availability of chassis and other key component parts, increased material and component costs, exposure to warranty claims, ability to protect our intellectual property, exposure to product liability claims, dependence on information systems and web applications, any unexpected expenses related to the implementation of our ERP system, the duration and scope of the coronavirus (“COVID-19”) pandemic, actions governments, businesses, and individuals take in response to the COVID-19 pandemic, including mandatory business closures and restrictions of onsite commercial interactions; the impact of the pandemic and actions taken in response to the pandemic on regional economies and economic activity; the pace of recovery when the COVID-19 pandemic subsides; and general economic uncertainty in key markets and a worsening of domestic economic conditions or low levels of economic growth, risk related to data security, governmental regulation, including for climate change, risk related to anti-takeover provisions applicable to us, cyber-attacks and other factors. We caution that the foregoing list of important factors is not complete. Any forward-looking statements speak only as of the date they are made, and we assume no obligation to update any forward-looking statement that we may make.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The assets we maintain to fund deferred compensation have market risk, but we maintain a corresponding liability for these assets. The market risk is therefore borne by the participants in the deferred compensation program.

Interest rate risk

We are exposed to market risks related to fluctuations in interest rates on the outstanding variable rate debt. As of May 30, 2020, we had $253.5 million outstanding under our Term Loan, subject to variable interest rates. For our Term Loan in the third quarter of Fiscal 2020, a 1.0% increase in interest rates would have increased our interest expense by an estimated $2.5 million, and a 1.0% decrease in interest rates would not have changed our interest expense due to the 1% LIBOR floor. For additional information, see Note 9, Long-Term Debt. For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant.

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

There were no other changes in our internal control over financial reporting that occurred during the third quarter of Fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic may have a material negative impact on our business, financial condition, results of operations and cash flows.

Our business and financial results are expected to be negatively impacted by the COVID-19 pandemic. The severity, magnitude and duration of the current COVID-19 pandemic is uncertain, rapidly changing and hard to predict. In Fiscal 2020, COVID-19 has significantly impacted economic activity and markets around the world. The COVID-19 pandemic has negatively impacted our business in numerous ways, including but not limited to those outlined below, and we expect these impacts to continue throughout Fiscal 2020 and beyond:
•The COVID-19 pandemic has caused a global economic slowdown that may last for an extended duration, and it is possible that it could cause a global recession.
•Due to the impacts of the COVID-19 pandemic, we have experienced and could continue to experience reductions in customer demand for certain of our products. During the third quarter of Fiscal 2020, we experienced reductions in customer demand due to a decrease in consumer spending attributable to the COVID-19 pandemic.
•The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, certain elements of our business (including certain elements of our operations, supply chains and distribution systems), including required, preventive and precautionary measures that we, our communities and governments are taking. These impacts include requiring employees to work from home or not go into their offices, limiting the number of employees attending meetings and using digital options when available, reducing the number of people in our sites at any one time, reducing employee travel and adopting other employee safety measures. These measures may also impact our ability to meet production demands or requests depending on employee attendance or ability to continue to work.
•If the COVID-19 pandemic continues and economic conditions worsen, we expect to experience additional adverse impacts on our operational and commercial activities, customer orders and our collections of accounts receivable, which may be material. It remains uncertain the impact on future operational and commercial activities, customer orders, and collections even if economic conditions begin to improve.
•Government or regulatory responses to the COVID-19 pandemic have and are likely to continue to negatively impact our business. Mandatory shelter-in-place or other restrictions on operations have temporarily disrupted our ability to manufacture or distribute our products in some markets and our dealers' ability to retail our product in certain markets. Continuation or expansion of these disruptions could materially adversely impact our operations and results. In addition to existing travel restrictions, jurisdictions may continue to close borders, impose prolonged quarantines and further restrict travel and business activity, which could significantly impact our ability to support our operations and customers and the ability of our employees to get to their workplaces to produce products and services, or significantly hinder our products from being sold to the end customer.
•The impacts of the COVID-19 pandemic may limit our ability to reduce our overall operating costs. We expect increased costs relating to our efforts to mitigate the impact of the COVID-19 pandemic through enhanced sanitization procedures and social-distancing measures we have enacted and will likely continue to enact at our locations in an effort to protect our employees’ health and well-being.
•The COVID-19 pandemic has not materially disrupted our supply chain at this time, however, the full impact of the outbreak on our supply chain could result in future disruptions. Should disruptions or our failure to effectively respond to them occur, it may increase product or distribution costs or cause delays in delivering or an inability to deliver products to our customers.
•The COVID-19 pandemic has increased volatility and pricing in and disrupted the capital markets and commercial paper markets, and volatility is likely to continue. We might not be able to continue to access preferred sources of liquidity when we would like, and our borrowing costs could increase.
•The COVID-19 pandemic has caused increased difficulty in determining the fair value of the Company’s goodwill and other assets for accounting purposes given the level of judgment and estimation that is inherently higher in the current environment considering the uncertainty created by the COVID-19 pandemic, which could result in estimates and assumptions made in valuing goodwill and other Company assets proving to be inaccurate in the future.
We may not be able to predict or respond to all impacts of the COVID-19 pandemic on a timely basis to prevent near- or long-term adverse impacts to our results. Due to the speed with which the COVID-19 situation continues to develop, the breadth of its spread and the range of governmental and community reactions thereto, there is uncertainty around its duration and ultimate impact; therefore, any negative impact on our business, financial condition (including without limitation our liquidity), results of operations and cash flows cannot be reasonably estimated at this time, but the COVID-19 pandemic could lead to extended disruption of economic activity and the impact on our business, financial condition, results of operations and cash flows could be material.

The ultimate impact of these disruptions also depends on events beyond our knowledge or control, including the duration and severity of the COVID-19 pandemic and actions taken by parties other than us to respond to them. The foregoing and other impacts of the COVID-19 pandemic could have the effect of heightening many of the other risks described in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019 and any of these impacts could materially adversely affect our business, financial condition, results of operations and cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Stock Repurchases
Purchases of our common stock during each fiscal month of the third quarter of Fiscal 2020 were:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
03/01/20 - 04/04/20	—	$—	—	$58,870,000
04/05/20 - 05/02/20	—	$—	—	$58,870,000
05/03/20 - 05/30/20	1,021	$50.58	—	$58,870,000
Total	1,021	$50.58	—	$58,870,000
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

4.2	Form of 1.50% Convertible Senior Note due 2025 (included in Exhibit 4.1).
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from our Quarterly Report on Form 10-Q for the third quarter of Fiscal 2020 in Inline Extensible Business Reporting Language ("iXBRL"): (i) the Condensed Consolidated Balance Sheets at May 30, 2020, and August 31, 2019, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income for the nine months ended May 30, 2020, and May 25, 2019, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended May 30, 2020, and May 25, 2019, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended May 30, 2020, and May 25, 2019, and (v) the Notes to the Condensed Consolidated Financial Statements.
104	The cover page from our Quarterly Report on Form 10-Q for the third quarter of Fiscal 2020 formatted in iXBRL (included as Exhibit 101).
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

WINNEBAGO INDUSTRIES, INC.

Date:	June 24, 2020	By	/s/ Michael J. Happe
Michael J. Happe
Chief Executive Officer, President
(Principal Executive Officer)

Date:	June 24, 2020	By	/s/ Bryan L. Hughes
Bryan L. Hughes
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)