Form 10-K
period 2020-08-29
WINNEBAGO INDUSTRIES INC
filed 2020-10-21
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended August 29, 2020; or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________________ to _______________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Aggregate market value of the common stock held by non-affiliates of the registrant: $1,670,376,429 (32,190,720 shares at the closing price on the New York Stock Exchange of $51.89 on February 28, 2020).
Common stock outstanding on October 16, 2020: 33,758,021 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement relating to the registrant's 2020 Annual Meeting of Shareholders, scheduled to be held December 15, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

Winnebago Industries, Inc.
Fiscal 2020 Form 10-K

WINNEBAGO INDUSTRIES, INC.
FORM 10-K
Report for the Fiscal Year Ended August 29, 2020

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Certain of the matters discussed in this Annual Report on Form 10-K are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which involve risks and uncertainties. With the exception of historical information, the matters discussed in this Annual Report on Form 10-K are forward-looking statements and may be identified by the use of words such as "anticipate," "assume," "believe," "estimate," "expect," "guidance," "intend," "outlook," "plan," "project," and other words and terms of similar meaning. Such statements reflect our current views and estimates with respect to future market conditions, company performance and financial results, operational investments, business prospects, new strategies, the competitive environment, and other events. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the potential results discussed in such forward-looking statements. Readers should review Item 1A, Risk Factors, in this Annual Report on Form 10-K for the fiscal year ended August 29, 2020, for a description of important factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements made in this Annual Report on Form 10-K. Among the factors that could cause actual results and outcomes to differ materially from those contained in such forward-looking statements are the following: competition and new product introductions by competitors, our ability to attract and retain qualified personnel, increases in market compensation rates, business or production disruptions, sales order cancellations, risk related to the terms of our credit agreement, stock price volatility and share dilution, disruptions or unanticipated costs from facility expansions, availability of labor, a slowdown in the economy, low consumer confidence, the effect of global tensions, increases in interest rates, availability of credit, availability of financing for RV and marine dealers, impairment of goodwill, risk related to cyclicality and seasonality of our business, slower than anticipated sales of new or existing products, integration of operations relating to merger and acquisition activities generally, our acquisition of Newmar, the possibility that the Newmar acquisition may not perform as expected or may not result in earnings growth, difficulties and expenses related to integrating Newmar into our business, increased focus of management attention and resources on the acquisition of Newmar, risks related to our convertible and senior secured notes, including our ability to satisfy our obligations under these notes, risks related to our convertible note hedge and warrant transactions, inadequate liquidity or capital resources, inventory and distribution channel management, our ability to innovate, our reliance on large dealer organizations, significant increase in repurchase obligations, availability and price of fuel, availability of chassis and other key component parts, increased material and component costs, exposure to warranty claims, ability to protect our intellectual property, exposure to product liability claims, dependence on information systems and web applications, any unexpected expenses related to the implementation of our ERP system, the duration and scope of the coronavirus (“COVID-19”) pandemic, actions governments, businesses, and individuals take in response to the COVID-19 pandemic, including mandatory business closures and restrictions of onsite commercial interactions; the impact of the pandemic and actions taken in response to the pandemic on regional economies and economic activity; the pace of recovery when the COVID-19 pandemic subsides; and general economic uncertainty in key markets and a worsening of domestic economic conditions or low levels of economic growth, risk related to data security, governmental regulation, including for climate change, risk related to anti-takeover provisions applicable to us, cyber-attacks and other factors which may be disclosed throughout this Annual Report on Form 10-K. Although we believe that the expectations reflected in the "forward-looking statements" are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Undue reliance should not be placed on these "forward-looking statements," which speak only as of the date of this report. We undertake no obligation to publicly update or revise any "forward-looking statements," whether as a result of new information, future events, or otherwise, except as required by law or the rules of the New York Stock Exchange. We advise you, however, to consult any further disclosures made on related subjects in future quarterly reports on Form 10-Q and current reports on Form 8-K that are filed or furnished with the U.S. Securities and Exchange Commission ("SEC").

PART I
Item 1. Business.

General

The "Company," "Winnebago Industries," "we," "our," and "us" are used interchangeably to refer to Winnebago Industries, Inc. and its wholly-owned subsidiaries, as appropriate in the context.

Winnebago Industries, Inc. is a leading North American manufacturer with a diversified portfolio of recreation vehicles ("RV"s) and marine products used primarily in leisure travel and outdoor recreation activities. We produce our Towable units in Indiana; our Motorhome units in Iowa and Indiana; and our marine products in Florida. We distribute our RV and marine products primarily through independent dealers throughout the U.S. and Canada, who then retail the products to the end consumer. We also distribute our marine products internationally through independent dealers, who then retail the products to the end consumer.

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

Type	Description	Winnebago product offerings	Grand Design product offerings
Travel trailer	Towed by means of a hitch attached to the frame of the vehicle	Minnie, Micro Minnie, Hike, Voyage, and Spyder	Transcend, Imagine, and Reflection
Fifth wheel	Constructed with a raised forward section that is connected to the vehicle with a special fifth wheel hitch	Voyage and Spyder	Momentum, Reflection, and Solitude

Our travel trailer and fifth wheel towables are sold by dealers in the retail market with manufacturer's suggested retail prices ranging from approximately $20,000 to $100,000, depending on size and model, plus optional equipment and delivery charges.

Unit sales of our towables for the last three fiscal years were as follows:

	2020		2019		2018
Travel trailer	23,184	61.2%	22,458	61.0%	22,360	61.1%
Fifth wheel	14,706	38.8%	14,371	39.0%	14,229	38.9%
Total towables	37,890	100.0%	36,829	100.0%	36,589	100.0%

Motorhome

A motorhome is a self-propelled mobile dwelling used primarily as temporary living quarters during vacation and camping trips, or to support active and mobile lifestyles. The RVIA classifies motorhomes into three types, all of which we manufacture and sell under the Winnebago and Newmar brand names, which are defined as follows:

Type	Description	Winnebago product offerings	Newmar product offerings
Class A	Built on a heavy truck chassis in both diesel and gas models with the ability to tow a small vehicle	Gas: Adventurer, Intent, Vista, and Sunstar	Gas: Bay Star, Bay Star Sport, and Canyon Star
		Diesel: Horizon and Forza	Diesel: Canyon Star, King Aire, Dutch Star, Essex, Kountry Star, London Aire, Mountain Aire, New Aire, and Ventana
Class B	Built by adding taller roof and amenities to existing van, which allows for easy maneuvering	Boldt, Revel, Travato, Era, and Solis	N/A
Class C	Built on a medium truck chassis in both diesel and gas models with similar features and amenities to Class A models	Gas: Outlook, Spirit, and Minnie Winnie	Diesel: Superstar and Supreme Aire
Diesel: View, Navion, Vita, Porto, and Fuse
Accessibility Enhanced	Class A vehicle with a wheelchair lift to allow individuals with physical handicaps access to the motorhome	Gas: Adventurer AE, Intent AE	N/A
Diesel: Forza AE

Our Class A, B and C motorhomes are sold by dealers in the retail market with manufacturer's suggested retail prices ranging from approximately $90,000 to $1,300,000, depending on size and model, plus optional equipment and delivery charges. Our motorhomes range in length from 21 to 45 feet.

Unit sales of our motorhomes for the last three fiscal years were as follows:

	2020		2019		2018
Class A	2,493	30.8%	1,582	20.8%	2,997	31.4%
Class B	3,351	41.3%	2,784	36.7%	2,012	21.1%
Class C	2,261	27.9%	3,225	42.5%	4,539	47.5%
Total motorhomes	8,105	100.0%	7,591	100.0%	9,548	100.0%

Motorhome parts and service activities represent revenues generated by service work we perform for retail customers at our Forest City, Iowa and Nappanee, Indiana facilities as well as revenues from the sale of unit parts. Our competitive strategy is to provide proprietary manufactured parts through our dealer network, which we believe increases customer satisfaction and the value of our motorhomes.

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

Production

We generally produce towables and motorhomes made to order for dealers. We have some ability to increase our capacity by scheduling overtime and/or hiring additional production employees or to decrease our capacity through the use of shortened work weeks and/or reducing head count. We have long been known as an industry leader in innovation as each year we introduce new or redesigned products. These changes generally include new floor plans, features, functionality, and sizes as well as design and decor modifications. Most of our raw materials such as steel, aluminum, fiberglass, and wood products are obtainable from numerous sources.

Our towables are produced at two assembly campuses located in Middlebury, IN. The majority of components are comprised of frames, appliances, and furniture, and are purchased from suppliers. In Fiscal 2020, we had one supplier that accounted for more than 10% of our Towable raw material purchases.

Our motorhomes are produced in the states of Iowa and Indiana at five different campuses. Our motorhome business utilizes vertically integrated supply streams, with the principal exceptions being chassis, engines, generators, and appliances that we purchase from reputable manufacturers. Certain parts, especially motorhome chassis, are available from a small group of suppliers. In Fiscal 2020, we had one supplier that accounted for more than 10% of our motorhome raw material purchases.

Backlog

We strive to balance timely order fulfillment to our dealers with the lead times suppliers require to efficiently source materials and manage costs. Production facility constraints at peak periods also lead to fluctuations in backlog orders which we manage closely. The approximate revenue of our Towable backlog was $747.9 million and $234.3 million as of August 29, 2020 and August 31, 2019, respectively. The approximate revenue of our Motorhome backlog was $1,051.4 million and $165.4 million as of August 29, 2020 and August 31, 2019, respectively. A more detailed description of our Motorhome and Towable order backlog is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.

Distribution and Financing

We market our products on a wholesale basis to a diversified independent dealer network located throughout the U.S. and, to a limited extent, in Canada, Africa, Asia, Europe, Australia, and South America. Foreign sales were 10% or less of Net revenues during each of the past three fiscal years.
As of August 29, 2020, our RV and marine dealer network in the U.S. and Canada included 642 physical dealer locations, many of which carry more than one of our brands. None of our dealer organizations accounted for more than 10% of our Net revenues for Fiscal 2020, 2019, and 2018.

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

Sales to dealers are made primarily on cash terms. Most dealers are financed on a "floorplan" basis under which a bank or finance company lends the dealer all, or substantially all, of the purchase price, collateralized by a security interest in the merchandise purchased. As is customary in our industries, we typically enter into a repurchase agreement with a lending institution financing a dealer's purchase of our product upon the lending institution's request and after completion of a credit check of the dealer involved. Our repurchase agreements provide that, for up to 18 months after an RV unit is financed and up to 24 months after a marine unit is financed, in the event of default by the dealer on the agreement to pay the lending institution and repossession of the unit(s) by the lending institution, we will repurchase the financed merchandise from the lender at the amount then due, which is often less than dealer invoice. Our maximum exposure for repurchases varies significantly from time to time, depending upon the level of dealer inventory, general economic conditions, demand for our products, dealer location, and access to and the cost of financing. See Note 12, Contingent Liabilities and Commitments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Competition

The RV and marine markets are highly competitive with many other manufacturers selling products which compete directly with our products. Some of our competitors are much larger than us, most notably in the towable RV market, which may provide these competitors additional purchasing power. The competition in our industry is based upon design, price, quality, features, and service of the products. We believe our principal competitive advantages are our brand strength, product differentiation, product quality, and our service after the sale. We also believe that our products have historically commanded a price premium as a result of these competitive advantages.

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

Trademarks

We have several domestic and foreign trademark registrations and pending applications associated with our products which include: Winnebago, 24 W 7 (logo), +Lounger, Adventurer, Affinity, Airlie, Aspect, Bay Star, Bay Star Sport, Benchmark, Brave, Boldt, Bound by the W, Cambria, Canyon Star, CC (logo), Chris Craft, Chris-Craft (logo), Comfort Drive, Comfort Drive Steering (logo), Commander, Corsair, Cottesloe, Country Coach, Destination, Dutch Star, Dynomax, Eco-Hot, Ekko, Ellipse, eMLU, Era, Essex, Forza, Fresco, Fuse, Glide & Dine, GoWinnebago, Grand Design, Grand Design Recreational Vehicles, Grand Design RV, Horizon, Imagine, InLounge, Inspire, Instinct, Intable, Intent, Intrigue, Itasca, Itasca (logo), Journey, King Aire, Kountry Aire (logo), Kountry Star, Lancer, Latitude, London Aire, Maxum Chassis, Maxum II, Micro Minnie, Minnie, Minnie Drop, Minnie Winnie, MLU, Momentum, Mountain Aire, Navion, New Aire, Newmar, Outlook, Paseo, Porto, Pure3 Energy Management System, Reflection, Rest Easy, Revel, Roamer, Scorpion, Silhouette, Sightseer, SOLIS, Solitude, Spirit, Star Foundation, Star Foundation (logo), Suncruiser, Sunova, Sunstar, Supershell, Superstar, Supreme Aire, The Most Recognized Name in Motorhomes, Thermo-Panel, Transcend, Transcend Xplor, Travato, Trend, True Trax, Ventana, Ventana LE, Via, View, Vista, Vita, Viva!, Voyage, W, Flying W (logo), Winnebago (logo), Winnebago Ind (logo), Winnebago Connect (logo), Winnebago Minnie, Winnebago Touring Coach, Winnebago Towables (logo), WinnebagoLife, WinnebagoLife (logo), Winnie Drop, WIT Club, Yuma, and Design of motor home front end (trade dress).

We believe that our trademarks and trade names are significant assets to our business, and we have in the past and will in the future vigorously protect them against infringement by third parties. We are not dependent upon any patents or technology licenses of others for the conduct of our business.

Human Resources

At the end of Fiscal 2020, 2019, and 2018, we employed approximately 5,505, 4,500, and 4,700 persons, respectively. None of our employees are covered under a collective bargaining agreement. We believe our relations with our employees are good.

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

Our business and financial results are expected to be negatively impacted by the COVID-19 pandemic. The severity, magnitude and duration of the current COVID-19 pandemic is uncertain, rapidly changing and hard to predict. In Fiscal 2020, COVID-19 significantly impacted economic activity and markets around the world. The COVID-19 pandemic negatively impacted our business in numerous ways, including but not limited to those outlined below, and we expect these impacts to continue into Fiscal 2021 and beyond:
•The COVID-19 pandemic has caused a global economic slowdown that may last for an extended duration, and it is possible that it could cause a global recession.
•Due to the impacts of the COVID-19 pandemic, we have experienced and could continue to experience reductions in customer demand for certain products. During the third quarter of Fiscal 2020, we experienced reductions in customer demand due to a decrease in consumer spending attributable to the COVID-19 pandemic.
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
•If the COVID-19 pandemic continues and economic conditions worsen, we expect to experience additional adverse impacts on our operational and commercial activities, customer orders and our collections of accounts receivable, which may be material. The impact on future operational and commercial activities, customer orders, and collections remains uncertain even if economic conditions begin to improve.
•Government or regulatory responses to the COVID-19 pandemic have and may continue to negatively impact our business. In Fiscal 2020, mandatory shelter-in-place or other restrictions on operations have temporarily disrupted our ability to manufacture or distribute our products in some markets and our dealers' ability to retail our products in certain markets. Continuation or expansion of these disruptions could materially adversely impact our operations and results. In addition to existing travel restrictions, jurisdictions may continue to close borders, impose prolonged quarantines and further restrict travel and business activity, which could significantly impact our ability to support our operations and customers and the ability of our employees to get to their workplaces to produce products and services, or significantly hinder our products from being sold to the end customer.
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
•The COVID-19 pandemic has increased volatility and pricing, and has disrupted the capital markets and commercial paper markets. With the ongoing pandemic, volatility is likely to continue. We might not be able to continue to access preferred sources of liquidity when we would like and our borrowing costs could increase.
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

The ultimate impact of these disruptions also depends on events beyond our knowledge or control, including the duration and severity of the COVID-19 pandemic and actions taken by parties other than us to respond to them. The foregoing and other impacts of the COVID-19 pandemic could have the effect of heightening many of the other risks described in this Annual Report, and any of these impacts could materially adversely affect our business, financial condition, results of operations and cash flows.

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

The terms of our notes and other debt instruments could adversely affect our operating flexibility and pose risks of default.

We incurred substantial indebtedness to finance the acquisitions of Grand Design and Newmar Corporation ("Newmar"). Our ABL credit facility and senior secured notes are secured by substantially all of our assets, including cash, inventory, accounts receivable, and certain machinery and equipment. We also issued unsecured convertible notes to finance the acquisition of Newmar. If a default of payment occurs, the lenders in our ABL facility or holders of our senior secured and convertible notes may elect to declare all of their respective outstanding debt, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. Under such circumstances, we may not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed on our ability to incur additional debt and to take other corporate actions might significantly impair our ability to obtain other financing.

Borrowing availability under the ABL credit facility is limited to the lesser of the facility total and the calculated borrowing base, which is based on stipulated loan percentages applied to our eligible trade accounts receivable and eligible inventories. Should the borrowing base decline, our ability to borrow to fund future operations and business transactions could be limited.

In addition, the senior secured notes contain certain occurrence based covenants that could restrict our ability to undertake certain types of transactions. If we enter into a transaction that falls under the occurrence based covenants, we will calculate the ratios and covenant buckets we have available to us to ensure we are in compliance. Likewise, the indenture related to the convertible notes issued to help finance the acquisition of Newmar includes certain limited covenants that could impact our ability to operate our business.

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

Our stock price may fluctuate based on many factors. Our acquisition of Grand Design, for example, provided important strategic positioning and earnings growth potential, but to partially finance the transaction we issued $124.1 million worth of common stock to the owners of Grand Design and registered these shares for resale after the transaction closed. Similarly, we issued 2.0 million shares of our common stock to the owners of Newmar. In connection with our acquisition of Newmar, we also issued $300.0 million in aggregate principal amount of 1.50% convertible senior notes due 2025. We will settle conversions of the convertible notes by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, based on the applicable conversion rate(s). Any future stock issuance by us or liquidation of stock holding by the former owners of Grand Design or the former owners of Newmar may cause dilution of earnings per share or put selling pressure on our share price. Changing credit agreements may also impact stock price. In general, analysts' expectations and our ability to meet those expectations quarterly may cause stock price fluctuations. If we fail to meet expectations related to future growth, profitability, debt repayment, dividends, share issuance or repurchase, or other market expectations, our stock price may decline significantly.

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

Companies within the RV and marine industries are subject to volatility in operating results due primarily to general economic conditions because the purchase of a RV or marine product is often viewed as a consumer discretionary purchase. Demand for discretionary goods in general can fluctuate with recessionary conditions, slow or negative economic growth rates, negative consumer confidence, reduced consumer spending levels resulting from tax increases or other factors, prolonged high unemployment rates, higher commodity and component costs, fuel prices, inflationary or deflationary pressures, reduced credit availability or unfavorable credit terms for dealers and end-user customers, higher short-term interest rates, and general economic and political conditions and expectations. Specific factors affecting the RV and marine industries include:

•Overall consumer confidence and the level of discretionary consumer spending;
•Employment trends;
•The adverse impact of global tensions on consumer spending and travel-related activities; and
•The adverse impact on margins due to increases in raw material costs, which we are unable to pass on to customers without negatively affecting sales.

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

Our business is affected by the availability and terms of the financing to dealers. Generally, RV and marine dealers finance their purchases of inventory with financing provided by lending institutions. One financial flooring institution held 33.0% of our total financed dealer inventory dollars that were outstanding at August 29, 2020. In the event that this lending institution limits or discontinues dealer financing, we could experience a material adverse effect on our results of operations.

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

While none of our dealer organizations accounted for more than 10% of our Net revenues for Fiscal 2020, 2019, and 2018, the loss of a major dealer or multiple dealers could have a significant adverse effect on our business. In addition, deterioration in the liquidity or creditworthiness of a major dealer or multiple dealers could negatively impact our sales and could trigger repurchase obligations under our repurchase agreements.

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

Most of our RV and marine components are readily available from numerous sources. However, a few of our components are produced by a small group of suppliers. In the case of Motorhome chassis, Mercedes-Benz (USA and Canada), Freightliner Custom Chassis, and Chrysler of Forest City Inc. are our major suppliers. Our relationship with our chassis suppliers is similar to our other supplier relationships in that no specific contractual commitments are engaged in by either party. This means that we do not have minimum purchase requirements, and our chassis suppliers do not have minimum supply requirements. Our chassis suppliers also supply to our competitors. Historically, chassis suppliers resort to an industry-wide allocation system during periods when supply is restricted. These allocations have been based on the volume of chassis previously purchased, which could mean our larger competitors could receive more chassis in a time of scarcity. Sales of motorhomes rely on chassis supply and are affected by shortages from time to time. Decisions by our suppliers to decrease production, production delays or work stoppages by the employees of such suppliers, or price increases could have a material adverse effect on our ability to produce motorhomes and ultimately, on our results of operations, financial condition, and cash flows. In Fiscal 2020, none of our manufacturers individually accounted for more than 10% of our consolidated raw material purchases.

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

Failure to prevent or effectively respond to a breach of the security or privacy of our customers', clients', or suppliers' confidential information could expose us to substantial costs and reputational damage, as well as litigation and enforcement actions.

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

Risks Related to the Newmar Acquisition.

We may experience difficulties in integrating the operations of Newmar into our business and in realizing the expected benefits of the Newmar Acquisition.

The success of the Newmar Acquisition, completed in the first quarter of Fiscal 2020, will depend in part on our ability to realize the anticipated business opportunities from combining the operations of Newmar with our business in an efficient and effective manner. The integration process could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures, and policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties, or our ability to achieve the anticipated benefits of the Newmar Acquisition, and could harm our financial performance. We cannot assure you that the Newmar business will perform as expected, that integration or other one-time costs will not be greater than expected, that we will not incur unforeseen obligations or liabilities, or that the rate of return from the acquisition will justify our investment. We also incurred significant costs in connection with the Newmar Acquisition, the substantial majority of which are non-recurring expenses. In addition, we expect to incur additional costs in the integration of Newmar's business and may not achieve cost synergies and other benefits sufficient to offset the incremental costs of the Newmar Acquisition. If we are unable to successfully or timely integrate the operations of Newmar with our business, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies, and other anticipated benefits resulting from the Newmar Acquisition, and our business, results of operations, and financial condition could be materially and adversely affected.

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

Following the acquisition of Newmar, Newmar became our subsidiary and it will remain subject to all of its liabilities. There could be unasserted claims or assessments that we failed or were unable to discover or identify in the course of performing due diligence investigations of Newmar. In addition, there may be liabilities that are neither probable nor estimable at this time that may become probable or estimable in the future. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our financial results.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal manufacturing, maintenance, and service operations are conducted in multi-building complexes owned or leased by us. The following sets forth our material facilities as of August 29, 2020:

Location	Facility Type/Use	Reportable Segment	# of Buildings	Owned or Leased	Square Footage
Charles City, IA	Manufacturing	Motorhome	2	Owned	161,000
Forest City, IA	Manufacturing, warehouse, maintenance, service, and office	Motorhome	36	Owned	2,007,000
Lake Mills, IA	Manufacturing	Motorhome	1	Owned	99,000
Waverly, IA	Manufacturing	Motorhome	1	Owned	33,000
Junction City, OR	Manufacturing, service, and office	Motorhome	10	Owned	305,000
Nappanee, IN	Manufacturing and office	Motorhome	19	Owned	811,000
Nappanee, IN	Service center	Motorhome	1	Leased	166,000
Middlebury, IN	Manufacturing and office	Towable	6	Owned	449,000
Middlebury, IN	Manufacturing, service, and office	Towable	10	Leased	1,105,000
Bristol, IN	Manufacturing and maintenance	Towable	1	Leased	50,000
Sarasota, FL	Manufacturing, warehouse, and office	Corporate / All Other	4	Owned	147,000
Eden Prairie, MN	Office	Corporate / All Other	1	Leased	30,000
			92		5,363,000
Refer to Note 10, Leases, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information on our leases.

Most of our buildings are of steel or steel and concrete construction and are protected from fire with high-pressure sprinkler systems, dust collector systems, automatic fire doors, and alarm systems. We believe that our facilities and equipment are well maintained and suitable for the purposes for which they are intended.

Under our senior secured notes and Credit Agreement, we have encumbered substantially all of our real property for the benefit of the lenders under our credit facilities. For additional information, see Note 9, Long-Term Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Item 3. Legal Proceedings.

For a description of our legal proceedings, see Note 12, Contingent Liabilities and Commitments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures.

Not Applicable.

Information about our Executive Officers

Name	Office (Year First Elected an Officer)	Age
Michael J. Happe	President and Chief Executive Officer (2016)	49
Ashis N. Bhattacharya	Senior Vice President, Business Development, Advanced Technology, and Enterprise Marketing (2016)	58
Stacy L. Bogart	Senior Vice President, General Counsel, Secretary and Corporate Responsibility; President - Winnebago Industries Foundation (2018)	57
Huw Bower	President, Winnebago Outdoors (2020)	46
Donald J. Clark	President of Grand Design RV (2016)	60
Brian D. Hazelton	Senior Vice President, Winnebago-branded RV Business (2016)	55
Bryan L. Hughes	Chief Financial Officer; Senior Vice President, Finance, IT and Strategic Planning (2017)	51
Matthew L. Miller	President of Newmar Corporation (2019)	50
Christopher D. West	Senior Vice President, Enterprise Operations (2016)	48
Bret A. Woodson	Senior Vice President, Human Resources and Corporate Relations (2015)	50

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

Mr. Bhattacharya joined Winnebago Industries in May 2016 as Vice President, Strategic Planning and Development. He became Vice President, Business Development, Specialty Vehicles, and Advanced Technology in 2019 and Senior Vice President, Business Development, Advanced Technology, and Enterprise Marketing in October 2020. Prior to joining Winnebago, Mr. Bhattacharya served at Honeywell International, Inc., a software industrial company, as Vice President, Strategy, Alliances & Internet of Things for the Sensing and Productivity Solutions division from 2010 to 2016. Prior to that, he was employed with Moog, Motorola, and Bain & Company in a variety of roles.

Ms. Stacy Bogart joined Winnebago Industries in January 2018 as Vice President, General Counsel and Secretary and was appointed Senior Vice President, General Counsel, Secretary and Corporate Responsibility and President - Winnebago Industries Foundation in October 2020. Prior to joining Winnebago Industries, Ms. Bogart was Senior Vice President, General Counsel and Compliance Officer, Corporate Secretary at Polaris Industries Inc., a manufacturer and marketer of powersports products, where she joined in November 2009. Previously, Ms. Bogart was General Counsel of Liberty Diversified International; Assistant General Counsel and Assistant Secretary at The Toro Company; and a Senior Attorney for Honeywell International, Inc.

Mr. Bower joined Winnebago Industries in October 2020 as President, Winnebago Outdoors. Prior to joining Winnebago Industries, he was President of the Boat Group at Brunswick Corporation, a developer and manufacturer of marine/boating products from April 2016 to September 2020. Mr. Bower has over 15 years of general management and executive experience in the marine industry.

Mr. Clark, President of Grand Design RV, became an officer of Winnebago Industries in November 2016 in accordance with terms of the Grand Design acquisition. He co-founded Grand Design RV, LLC in 2012 and built the team at Grand Design RV. Mr. Clark has over 30 years of successful RV industry experience.

Mr. Hazelton joined Winnebago Industries in August 2016 as Vice President and General Manager, Motorhome Business and was appointed Senior Vice President, Winnebago-branded RV Business in October 2020. He previously was CEO of Schwing America, Inc., a manufacturer of concrete pumps and truck mixers, from 2009 to 2016. Prior to his employment with Schwing, he worked for Terex Corporation and Detroit Diesel Corporation in various executive roles.

Mr. Hughes joined Winnebago Industries in April 2017 and was appointed Vice President, Chief Financial Officer of the Company in May 2017 and Senior Vice President, Finance, IT, and Strategic Planning and Chief Financial Officer in October 2020. Mr. Hughes joined Winnebago Industries from Ecolab, Inc., a water technologies and services company, where he served as Senior Vice President and Corporate Controller from 2014 to 2017, as Vice President of Finance from 2008 to 2014 and in various management positions from 1996 to 2008. Prior to his employment with Ecolab, Inc., he worked for Ernst & Young, a public accounting firm.

Mr. Miller, President of Newmar Corporation, became an officer of Winnebago Industries in November 2019 in connection with the Newmar acquisition. He has been with Newmar Corporation since 1992, including as its President since 2006, and recently served as the Chairman of the RV Technical Institute Board of Directors. He is also on the RVDA/RVIA Certification Governing Board and is the Former Chair of the Standards and Strategic Planning Committee. In 2012, he served as a chairman on the Nominating Committee.

Mr. West joined Winnebago Industries in September 2016 as Vice President, Operations and was appointed Senior Vice President, Enterprise Operations in October 2020. He previously was Vice President of Global Supply Chain for Joy Global, a worldwide equipment manufacturer, from 2014 to 2016, and Operations Director from 2012 to 2014. Mr. West served as Director of Manufacturing for AGCO Corporation, an agricultural equipment manufacturer, from 2008 to 2012 and as Director of Operations and in other management positions for the Nordam Group, a manufacturer of aircraft interiors, from 1999 to 2009.

Mr. Woodson joined Winnebago Industries in January 2015 as Vice President, Administration and was appointed Senior Vice President, Human Resources and Corporate Relations in October 2020. Prior to joining Winnebago, Mr. Woodson was Vice President of Human Resources at Corbion N.V., a food and biochemicals company, from 2007 to 2014 and Director, Human Resources at Sara Lee Corporation from 1999 to 2007. Mr. Woodson has over 24 years of business and human resources experience.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the New York Stock Exchange with the ticker symbol of WGO.

Holders

Shareholders of record as of October 16, 2020: 2,296.

Dividends Paid Per Share

On August 19, 2020, our Board of Directors declared a quarterly cash dividend of $0.12 per share, totaling $4.0 million, paid on September 30, 2020 to common stockholders of record at the close of business on September 16, 2020. The Board currently intends to continue to pay quarterly cash dividends payments in the future; however, declaration of future dividends, if any, will be based on several factors including our financial performance, outlook, and liquidity.

Our outstanding notes, as further described in Note 9, Long-Term Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, contains restrictions that may limit our ability to pay dividends.

Issuer Purchases of Equity Securities

Our ABL credit facility contains restrictions that may limit our ability to make distributions or payments with respect to purchases of our common stock without consent of the lenders, except for limited purchases of our common stock from employees, in the event of a significant reduction in our EBITDA or in the event of a significant borrowing on our ABL credit facility. Our senior secured notes also contain covenants that may limit our ability to make distributions or payments with respect to purchases of our common stock. See additional information on our ABL in Note 9, Long-Term Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

On October 18, 2017, our Board of Directors authorized a share repurchase program in the amount of $70.0 million. There is no time restriction on the authorization. During Fiscal 2020, 45,000 shares of our common stock at a cost of $1.8 million were repurchased to satisfy tax obligations on employee equity awards as they vested. We continually evaluate if share repurchases reflect a prudent use of our capital and, subject to compliance with our ABL credit facility and outstanding senior secured notes, we may purchase shares in the future. At August 29, 2020, we have $59.9 million remaining on our board repurchase authorization.

Purchases of our common stock during each fiscal month of the fourth quarter of Fiscal 2020 were:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)(3)
05/31/20 - 07/04/20	962	$62.86	—	$59,862,000
07/05/20 - 08/01/20	—	$—	—	$59,862,000
08/02/20 - 08/29/20	—	$—	—	$59,862,000
Total	962	$62.86	—	$59,862,000
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

Equity Compensation Plan Information

The following table provides information as of August 29, 2020 with respect to shares of our common stock that may be issued under our existing equity compensation plans:

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in (a))
Equity compensation plans approved by shareholders - 2004 Plan	6,500	(2)	$—	—
Equity compensation plans approved by shareholders - 2014 Plan	491,475	(3)	$34.42	—
Equity compensation plans approved by shareholders - 2019 Plan	285,725	(4)	$47.93	4,040,289	(5)
Equity compensation plans approved by shareholders - ESPP	—	(6)	$—	33,357	(7)
Equity compensation plans not approved by shareholders(8)	36,871	(9)	$—	—	(10)
Total	820,571			4,073,646
(1)    This number represents the weighted average exercise price of outstanding stock options only. Restricted share awards do not have an exercise price so weighted average is not applicable.
(2)    This number represents unvested share awards granted under the 2004 Incentive Compensation Plan ("2004 Plan"). No new grants may be made under the 2004 Plan.
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
(5)    This number represents shares available for grant of awards under the 2019 Plan as of August 29, 2020.
(6)    This number represents unvested stock awards granted under the Winnebago Industries, Inc. Employee Stock Purchase Plan ("ESPP").
(7)    This number represents shares available for issuance under the ESPP as of August 29, 2020.
(8)    Our sole equity compensation plan not previously submitted to our shareholders for approval is the Directors' Deferred Compensation Plan, as amended ("Directors' Plan"). The Board of Directors may terminate the Directors' Plan at any time. If not terminated earlier, the Directors' Plan will automatically terminate on June 30, 2023. For a description of the key provisions of the Directors' Plan, see the information in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 15, 2020 under the caption "Director Compensation," which information is incorporated by reference herein.
(9)    Represents shares of common stock issued to a trust which underlie stock units, payable on a one-for-one basis, credited to stock unit accounts as of August 29, 2020 under the Directors' Plan.
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

Performance Graph

The following graph compares our five-year cumulative total shareholder return (including reinvestment of dividends) with the cumulative total return on the Standard & Poor's 500 Index and a peer group. The peer group companies consisting of Thor Industries, Inc., Polaris Industries, Inc., and Brunswick Corporation were selected by us as they also manufacture recreation products. It is assumed in the graph that $100 was invested in our common stock, in the Standard & Poor's 500 Index and in the stocks of the peer group companies on August 29, 2015 and that all dividends received within a quarter were reinvested in that quarter. In accordance with the guidelines of the SEC, the shareholder return for each entity in the peer group index has been weighted on the basis of market capitalization as of each annual measurement date set forth in the graph.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100

350
300
250
200
150
100
50
Index Value
8/29/2015
8/27/2016
8/26/2017
8/25/2018
8/31/2019
8/29/2020
Period Ending
Winnebago Industries, Inc.
S&P 500 Index
Peer Group

	Base Period
Company/Index	August 29, 2015	August 27, 2016	August 26, 2017	August 25, 2018	August 31, 2019	August 29, 2020
Winnebago Industries, Inc.	100.00	119.38	174.86	190.51	165.70	305.29
S&P 500 Index	100.00	111.47	128.18	153.74	159.79	195.25
Peer Group	100.00	91.05	106.35	117.82	80.60	122.13
Source: Zacks Investment Research, Inc.

Item 6. Selected Financial Data.

(in thousands, except per share data)
Fiscal Year	2020(1)	2019	2018	2017(2)	2016
Consolidated Statements of Income Data:
Net revenues	$2,355,533	$1,985,674	$2,016,829	$1,547,119	$975,226
Net income	61,442	111,798	102,357	71,330	45,496
Income per common share:
Basic	1.85	3.55	3.24	2.33	1.69
Diluted	1.84	3.52	3.22	2.32	1.68
Dividends paid per common share	0.45	0.43	0.40	0.40	0.40

Year End Data:
Total assets	1,713,700	1,104,231	1,051,805	902,512	390,718
Total non-current liabilities	585,844	274,275	313,175	293,680	29,410
Note: All fiscal years presented included 52 weeks except for Fiscal 2019, which included 53 weeks.

(1) Includes Newmar operations from the date of its acquisition on November 8, 2019.
(2) Includes Grand Design operations from the date of its acquisition on November 8, 2016.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Our MD&A is presented in six sections:

•Overview
•Results of Operations
•Analysis of Financial Condition, Liquidity, and Capital Resources
•Contractual Obligations and Commercial Commitments
•Critical Accounting Estimates
•New Accounting Pronouncements

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

Health and safety
From the earliest signs of the outbreak, we have taken proactive measures to protect the health and safety of our employees, customers, and suppliers. We have enacted rigorous safety measures in our sites, including employee training and self-monitoring for symptoms of the COVID-19 virus, the taking of all employee temperatures upon reporting to work, implementing social distancing protocols, implementing working from home arrangements for those employees that do not need to be physically present, suspending travel, extensively and frequently disinfecting our workspaces, and providing or accommodating the wearing of masks to those employees who must be physically present in their workplace. In the event an employee contracts the virus and is tested positive, we have mandated quarantining and have instructed employees not to return to work until such time that they have been cleared to do so, in accordance with recommendations by the Center for Disease Control and Prevention (CDC). We expect to continue to practice these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business, and we may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, and suppliers.

Operations
Our manufacturing operations were affected by the COVID-19 pandemic during the third quarter of Fiscal 2020. Generally, any government mandated measures providing for business shutdowns exclude certain essential businesses and services, including businesses that manufacture and sell products that were considered essential to daily lives or otherwise operate in essential or critical sectors. While some of our facilities were considered essential by local governments, particularly in Indiana where all of our facilities are located for the Towable segment, during the third quarter we experienced temporary, partial or full factory closures at our facilities in a concerted effort to lower the probability of coronavirus exposure to key stakeholders, to sanitize the facilities and address employee well-being. During the latter half of the third quarter, the facilities we temporarily, partially or fully closed began to reopen on a staggered schedule to effectively monitor the impact and make changes as necessary. While governmental measures may be modified or extended, we expect that our manufacturing facilities will remain operational.

Supply
Our production has not experienced material impacts or interruptions that are specific to our supply chain as a result of the COVID-19 pandemic. However, some of our suppliers have faced difficulties maintaining operations in light of shelter-in-place mandates or shortages that they are experiencing with their suppliers on key materials or subassemblies. Additionally, restrictions or disruptions of transportation did not result in higher costs or delays for the year ended August 29, 2020. We are actively monitoring the costs and timing of raw materials and other inputs to our supply chain.

Demand
The COVID-19 pandemic has significantly increased economic and demand volatility and uncertainty. Our dealer networks were significantly impacted during the COVID-19 pandemic and a majority of our dealers temporarily closed during the third quarter of Fiscal 2020. However, beginning in May, our dealers began to reopen, with dealer re-openings accelerating in June. The majority of our dealers had resumed full operations and services as of the end of Fiscal 2020. During the third quarter of Fiscal 2020, we experienced reductions in customer demand due to a decrease in consumer spending attributable to the COVID-19 pandemic. However, in the fourth quarter of Fiscal 2020, we experienced higher consumer demand due to an increase in consumers wishing to travel safely and social distance, and do so through the utilization of an RV. At year end Fiscal 2020, backlog levels were higher than the same period of Fiscal 2019 due to the impacts of closing our plants and the increase in demand in the last quarter of Fiscal 2020. Despite the increase in demand, consumer buying activity may still decline if there are additional shut downs within our dealer networks. The current COVID-19 pandemic has caused a global economic slowdown, and the possibility of a global recession. In the event of a recession, demand for our products would decline and our business and results of operations would be adversely affected.

Cost mitigation actions
We began to see lower demand in most of our businesses in late March 2020, and we took steps across our organization to align costs with lower sales volumes. These steps include employee furloughs and layoffs, salary reductions ranging from 10% to 25%, and delaying, reducing or eliminating purchased services and restricting travel. Additionally, we are proactively managing our working capital and reduced our discretionary capital spending for 2020 but did not defer strategic ongoing initiatives. We also continue to monitor government economic stabilization efforts and will participate in certain legislative provisions, such as deferring estimated tax payments and utilizing job retention subsidies.

We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities, and may take additional actions based on their requirements and recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of the COVID-19 pandemic on our financial condition, results of operations or cash flows in the future. In addition, see Part I—Item 1A, “Risk Factors,” included herein for updates to our risk factors regarding risks associated with the COVID-19 pandemic, as well as Note 1 Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for further impacts regarding the ongoing COVID-19 pandemic.

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

Refer to the Results of Operations-Fiscal 2020 Compared to Fiscal 2019 and the Results of Operations-Fiscal 2019 Compared to Fiscal 2018 for a detailed reconciliation of items that impacted EBITDA and Adjusted EBITDA. We have included this non-GAAP performance measure as a comparable measure to illustrate the effect of non-recurring transactions occurring during the year and improve comparability of our results from period to period. We believe Adjusted EBITDA provides meaningful supplemental information about our operating performance because this measure excludes amounts that we do not consider part of our core operating results when assessing our performance. Examples of items excluded from Adjusted EBITDA include acquisition-related costs, restructuring expenses, and non-operating income.

Management uses these non-GAAP financial measures (a) to evaluate our historical and prospective financial performance and trends as well as our performance relative to competitors and peers; (b) to measure operational profitability on a consistent basis; (c) in presentations to the members of our board of directors to enable our board of directors to have the same measurement basis of operating performance as is used by management in its assessments of performance and in forecasting and budgeting for our company; (d) to evaluate potential acquisitions; and (e) to ensure compliance with restricted activities under the terms of our ABL credit facility and outstanding notes, as further described in Note 9, Long-Term Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. We believe these non-GAAP financial measures are frequently used by securities analysts, investors, and other interested parties to evaluate companies in our industry.

Business Combinations

On November 8, 2019, we completed the acquisition of Newmar Corporation, Dutch Real Estate Corp, New-Way Transport, and New-Serv (collectively "Newmar") for total consideration of $357.0 million, which consisted of $264.4 million in cash, and 2.0 million shares of Winnebago common stock that were valued at $92.6 million ($46.29 per share discounted at 7.0% due to lack of marketability because of one year lock-up restrictions). The cash portion of the purchase price of the acquisition and certain transaction expenses were funded through the private placement of $300.0 million in aggregate principal amount of 1.50% convertible senior notes due 2025 ("Convertible Notes") (as further described in Note 9, Long-Term Debt of the Notes to the Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K), and cash on hand. Newmar is a leading manufacturer of Class A and Super C motorized recreation vehicles that are sold through an established network of independent authorized dealers throughout North America.

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

We track RV Industry conditions using these key statistics to monitor trends and evaluate and understand our performance relative to the overall industry. The following is an analysis of changes in these key statistics for the rolling 12 months through August as of 2020 and 2019:

	US and Canada Industry
	Wholesale Unit Shipments per RVIA				Retail Unit Registrations per Stat Surveys
	Rolling 12 Months through August				Rolling 12 Months through August
	2020	2019	Unit Change	% Change	2020	2019	Unit Change	% Change
Towable(1)	338,602	355,598	(16,996)	(4.8)%	408,179	399,900	8,279	2.1%
Motorhome(2)	38,680	48,605	(9,925)	(20.4)%	49,112	52,936	(3,824)	(7.2)%
Combined	377,282	404,203	(26,921)	(6.7)%	457,291	452,836	4,455	1.0%
(1)Towable: Fifth wheel and travel trailer products.
(2)Motorhome: Class A, B and C products.

The rolling twelve months shipments for 2020 and 2019 reflect a contraction in shipments as dealers rationalized inventory in the first six months of our fiscal year 2020, followed by a continued reduction in dealer inventory in the back half of our fiscal year 2020 due to constrained production activities during the COVID-19 pandemic amidst a strong recovery in retail sales. The rolling twelve months retail information for 2020 and 2019 illustrates that retail sales, while down year-over-year, remain at healthy levels relative to the industry's historical retail levels. We believe retail demand is the key driver to continued growth in the industry.

The most recent RVIA wholesale shipment forecasts for calendar year 2021, as noted in the table below, indicate that industry shipments are most likely expected to experience growth in 2021. The retail activity is anticipated to remain at healthy levels, and wholesale shipments are expected to reflect a rebound associated with dealers rebuilding their inventories.

	Calendar Year
Wholesale Unit Shipment Forecast per RVIA(1)	2021 Forecast	2020 Actual	Unit Change	% Change
Aggressive	519,900	401,500	118,400	29.5%
Most likely	507,200	401,500	105,700	26.3%
Conservative	494,400	401,500	92,900	23.1%
(1)Prepared by ITR Economics for RVIA and reported in the Roadsigns RV Fall 2020 Industry Forecast Issue.

Market Share

Our retail unit market share, as reported by Stat Surveys based on state records, is illustrated below. Market share is calculated by taking our brands total unit sales divided by the total units sold in the motorized and travel trailer and fifth wheels market. The data is used to analyze growth and profitability of our products and brands year over year, as well as how we compare to our competitors. Note that this data is subject to adjustment and is continuously updated.

	Rolling 12 Months through August		Calendar Year
US and Canada	2020	2019	2019	2018	2017
Travel trailer and fifth wheels	10.1%	8.8%	9.3%	7.8%	6.1%
Motorhome A, B, C	20.2%	15.3%	16.1%	15.6%	16.3%
Total market share	11.2%	9.5%	10.1%	8.7%	7.4%

Facility Expansion

Due to the rapid growth in our Towable segment, we had implemented facility expansion projects in our Grand Design towables and Winnebago towables operating segments. The Grand Design towables expansion project consisted of three new production facilities--two were completed in Fiscal 2018 and one was completed during the second quarter of Fiscal 2020. The facility expansion in the Winnebago towables division was completed in the third quarter of Fiscal 2019.

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

The following table illustrates the cumulative project costs:

(in thousands)	2020	2019	2018	2017	2016	2015	Cumulative Investment
Capitalized	$3,891	$3,875	$5,941	$1,881	$7,798	$3,291	$26,677	58.8%
Expensed	1,788	3,709	2,107	2,601	5,930	2,528	18,663	41.2%
Total	$5,679	$7,584	$8,048	$4,482	$13,728	$5,819	$45,340	100.0%

Restructuring

During the third quarter of Fiscal 2020, the Company completed a reduction in force intended to improve operational efficiencies and to align with the Company's long-term strategic plan, which resulted in headcount reductions in the Motorhome segment. As a result, we recognized $1.5 million of restructuring charges during the twelve months ended August 29, 2020. These charges include termination benefits.

On February 4, 2019, we announced our intent to move our Motorhome diesel production from Junction City, OR to Forest City, IA to enable more effective product development and improve our cost structure. These charges include termination benefits, asset-related expenses, facility closure costs, headcount reductions, and other related costs. Employee-related costs were primarily paid in Fiscal 2019.

These restructuring activities resulted in pretax charges of $1.7 million and $1.9 million in Fiscal 2020 and Fiscal 2019, respectively. We expect additional expenses of approximately $0.4 million in Fiscal 2021, primarily related to closed facility costs.

We expect these expenses to be fully offset by the corresponding savings generated by the projects, which were primarily completed in Fiscal 2020 and Fiscal 2019, and the full benefit of these actions is expected in Fiscal 2021.

Results of Operations - Fiscal 2020 Compared to Fiscal 2019

Consolidated Performance Summary

The following is an analysis of changes in key items included in the statements of operations for the fiscal year ended August 29, 2020 compared to the fiscal year ended August 31, 2019:

(in thousands, except percent and per share data)	2020	% of Revenues(1)	2019	% of Revenues(1)	$ Change	% Change
Net revenues	$2,355,533	100.0%	$1,985,674	100.0%	$369,859	18.6%
Cost of goods sold	2,042,605	86.7%	1,678,477	84.5%	364,128	21.7%
Gross profit	312,928	13.3%	307,197	15.5%	5,731	1.9%
Selling, general, and administrative expenses ("SG&A")	177,061	7.5%	142,295	7.2%	34,766	24.4%
Amortization of intangible assets	22,104	0.9%	9,635	0.5%	12,469	129.4%
Total operating expenses	199,165	8.5%	151,930	7.7%	47,235	31.1%
Operating income	113,763	4.8%	155,267	7.8%	(41,504)	(26.7)%
Interest expense	37,461	1.6%	17,939	0.9%	19,522	108.8%
Non-operating income	(974)	—%	(1,581)	(0.1)%	(607)	(38.4)%
Income before income taxes	77,276	3.3%	138,909	7.0%	(61,633)	(44.4)%
Provision for income taxes	15,834	0.7%	27,111	1.4%	(11,277)	(41.6)%
Net income	$61,442	2.6%	$111,798	5.6%	$(50,356)	(45.0)%

Diluted income per share	$1.84		$3.52		$(1.68)	(47.7)%
Diluted average shares outstanding	33,454		31,721		1,733	5.5%
(1)    Percentages may not add due to rounding differences.

Net revenues increased in Fiscal 2020 compared to Fiscal 2019 primarily due to the Newmar acquisition and an organic volume growth in the Towable segment, which was partially offset by lower third quarter Fiscal 2020 volume as a result of the COVID-19 pandemic.

Gross profit as a percentage of revenue decreased in Fiscal 2020 compared to Fiscal 2019 primarily due to the impact of lower volume in the third quarter of Fiscal 2020 as a result of the COVID-19 pandemic, resulting deleverage when considering fixed expenses within cost of goods sold, an unfavorable change in mix as a result of our acquisition of Newmar, and Newmar purchase accounting impacts (i.e. inventory step-up).

Operating expenses increased in Fiscal 2020 compared to Fiscal 2019 due to our acquisition-related costs and incremental amortization related to the purchase accounting and normal operating expenses of Newmar.

Interest expense increased in Fiscal 2020 compared to Fiscal 2019 due to the additional interest expense related to the Convertible Notes issued in connection with the acquisition of Newmar and debt issuance costs written off due to the termination of our Term Loan (as defined above).

Non-operating income decreased in Fiscal 2020 compared to Fiscal 2019 due to lower net proceeds received from company-owned life insurance policies.

The effective tax rate increased to 20.5% in Fiscal 2020 compared to 19.5% in Fiscal 2019 primarily due to the favorable impact in the prior year of research and development credits, partially offset by the impact of consistent credits on a lower pretax income in Fiscal 2020.

Net income and diluted income per share decreased in Fiscal 2020 compared to Fiscal 2019 primarily due to reduced profitability from the impact of the COVID-19 pandemic in the third quarter of Fiscal 2020, incremental interest expense due to our convertible debt, acquisition-related costs and incremental amortization due to our Newmar acquisition. Diluted income per share was further impacted by the share consideration issued in the Newmar acquisition.

Non-GAAP Reconciliation

The following table reconciles net income to consolidated EBITDA and Adjusted EBITDA for Fiscal 2020 and 2019:

(in thousands)	2020	2019
Net income	$61,442	$111,798
Interest expense	37,461	17,939
Provision for income taxes	15,834	27,111
Depreciation	15,997	13,682
Amortization of intangible assets	22,104	9,635
EBITDA	152,838	180,165
Acquisition-related fair-value inventory step-up	4,810	—
Acquisition-related costs	9,761	—
Restructuring(1)	1,640	1,068
Non-operating income	(974)	(1,581)
Adjusted EBITDA	$168,075	$179,652
(1)    Balance excludes depreciation expense classified as restructuring as the balance is already included in the EBITDA calculation.

Reportable Segment Performance Summary

Towable

The following is an analysis of key changes in our Towable segment for Fiscal 2020 and 2019:

(in thousands, except ASP)	2020	% of Revenues	2019	% of Revenues	$ Change	% Change
Net revenues	$1,227,567		$1,197,327		$30,240	2.5%
Adjusted EBITDA	148,276	12.1%	163,677	13.7%	(15,401)	(9.4)%

Average Selling Price ("ASP")(1)	32,607		32,811		(204)	(0.6)%

Unit deliveries	2020	Product Mix(2)	2019	Product Mix(2)	Unit Change	% Change
Travel trailer	23,184	61.2%	22,458	61.0%	726	3.2%
Fifth wheel	14,706	38.8%	14,371	39.0%	335	2.3%
Total Towable	37,890	100.0%	36,829	100.0%	1,061	2.9%

($ in thousands)	August 29, 2020		August 31, 2019		Change	% Change
Backlog(3)
Units	24,903		7,225		17,678	244.7%
Dollars	$747,925		$234,339		$513,586	219.2%
Dealer Inventory
Units	10,528		15,658		(5,130)	(32.8)%
(1)    ASP excludes off-invoice dealer incentives.
(2)    Percentages may not add due to rounding differences.
(3)    We include in our backlog all accepted orders from dealers which generally have been requested to be shipped within the next six months. Orders in backlog can be cancelled or postponed at the option of the dealer at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Net revenues increased in Fiscal 2020 compared to Fiscal 2019 due to increased organic volume growth, partially offset by lower third quarter results due to the COVID-19 pandemic and related suspension of manufacturing operations, disruptions across the dealer network, supply chain, and end consumers.

ASP decreased in Fiscal 2020 compared to Fiscal 2019 due to change in product mix.

Adjusted EBITDA decreased in Fiscal 2020 compared to Fiscal 2019 primarily due to reduced profitability resulting from the COVID-19 pandemic during our third quarter of Fiscal 2020.

Unit deliveries increased in Fiscal 2020 compared to Fiscal 2019 representing an increase in organic volume growth. Our Towable segment market share increased from 8.8% to 10.1% when comparing retail registrations during the twelve-month trailing periods ended August 2019 and August 2020. Shipments grew faster than the industry as a result of strength of brand.

We have seen an increase in the backlog volumes as of August 29, 2020 compared to August 31, 2019 as a result of a strong retail demand following the imposition of shelter in place mandates in response to the COVID-19 pandemic, as well as an increase in demand for our products reflected in our increase in market share.

Motorhome

The following is an analysis of key changes in our Motorhome segment for Fiscal 2020 and 2019:

(in thousands, except ASP)	2020	% of Revenues	2019(4)(4)	% of Revenues	$ Change	% Change
Net revenues	$1,056,794		$706,927		$349,867	49.5%
Adjusted EBITDA	32,949	3.1%	27,455	3.9%	5,494	20.0%

ASP(1)	130,098		93,549		36,549	39.1%

Unit deliveries	2020	Product Mix(2)	2019(4)	Product Mix(2)	Unit Change	% Change
Class A	2,493	30.8%	1,582	20.8%	911	57.6%
Class B	3,351	41.3%	2,784	36.7%	567	20.4%
Class C	2,261	27.9%	3,225	42.5%	(964)	(29.9)%
Total Motorhome	8,105	100.0%	7,591	100.0%	514	6.8%

($ in thousands)	August 29, 2020		August 31, 2019(4)		Change	% Change
Backlog(3)
Units	8,463		1,808		6,655	368.1%
Dollars	$1,051,415		$165,373		$886,042	535.8%
Dealer Inventory
Units	2,761		3,891		(1,130)	(29.0)%
(1)    ASP excludes off-invoice dealer incentives.
(2)    Percentages may not add due to rounding differences.
(3)    We include in our backlog all accepted orders from dealers which generally have been requested to be shipped within the next six months. Orders in backlog can be cancelled or postponed at the option of the dealer at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.
(4) Balances at August 31, 2019 exclude Newmar as the company was not acquired until Fiscal 2020.

Net revenues and unit deliveries increased in Fiscal 2020 compared to Fiscal 2019 primarily due to the Newmar acquisition, as well as strong growth in Class B shipments partially offset by lower third quarter results due to the COVID-19 pandemic and related suspension of manufacturing operations and disruptions across the dealer network, supply chain, and end consumers.

Average selling price increased in Fiscal 2020 compared to Fiscal 2019 primarily due to the Newmar acquisition, as Newmar primarily sells Class A products, which saw a significant increase in units sold compared to Fiscal 2019.

Adjusted EBITDA increased in Fiscal 2020 compared to Fiscal 2019 primarily due to the Newmar acquisition, partially offset by reduced profitability resulting from the COVID-19 pandemic.

We have seen an increase in the volume and dollar value of backlog as of August 29, 2020 compared to August 31, 2019 primarily due to the production interruptions and shelter-in-place mandates in response to the COVID-19 pandemic, paired with an increase in retail demand due to the perceived safety of RV travel and reduction in commercial air travel and cruises. These have resulted in historically low dealer inventory levels. The addition of the Newmar acquisition also contributed to the increase in backlog.

Results of Operations - Fiscal 2019 Compared to Fiscal 2018

Consolidated Performance Summary

The following is an analysis of changes in key items included in the statements of operations for the fiscal year ended August 31, 2019 compared to the fiscal year ended August 25, 2018:

(in thousands, except percent and per share data)	2019	% of Revenues(1)	2018	% of Revenues(1)	$ Change	% Change
Net revenues	$1,985,674	100.0%	$2,016,829	100.0%	$(31,155)	(1.5)%
Cost of goods sold	1,678,477	84.5%	1,716,993	85.1%	(38,516)	(2.2)%
Gross profit	307,197	15.5%	299,836	14.9%	7,361	2.5%
SG&A	142,295	7.2%	130,116	6.5%	12,179	9.4%
Amortization of intangible assets	9,635	0.5%	9,328	0.5%	307	3.3%
Total operating expenses	151,930	7.7%	139,444	6.9%	12,486	9.0%
Operating income	155,267	7.8%	160,392	8.0%	(5,125)	(3.2)%
Interest expense	17,939	0.9%	18,246	0.9%	(307)	(1.7)%
Non-operating income	(1,581)	(0.1)%	(494)	—%	1,087	220.0%
Income before income taxes	138,909	7.0%	142,640	7.1%	(3,731)	(2.6)%
Provision for income taxes	27,111	1.4%	40,283	2.0%	(13,172)	(32.7)%
Net income	$111,798	5.6%	$102,357	5.1%	$9,441	9.2%

Diluted income per share	$3.52		$3.22		$0.30	9.3%
Diluted average shares outstanding	31,721		31,814		(93)	(0.3)%
(1)    Percentages may not add due to rounding differences.

Consolidated net revenues decreased in Fiscal 2019 compared to Fiscal 2018 primarily due to a decrease in our Motorhome segment sales, which was partially offset by an increase in our Towable segment sales and the acquisition of Chris-Craft in the fourth quarter of Fiscal 2018.

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
Interest expense decreased in Fiscal 2019 compared to Fiscal 2018 due to the unamortized debt issuance costs expensed in Fiscal 2018 related to our voluntary prepayment on our Term Loan and the amendment to our Credit Agreement (as defined below) during the second quarter of Fiscal 2018, which resulted in a decrease to the interest rate spread by 1.0% on the Term Loan and 0.25% on the ABL.
Non-operating income increased in Fiscal 2019 compared to Fiscal 2018 due to net proceeds received from company-owned life insurance policies.
The overall effective income tax rate decreased to 19.5% in Fiscal 2019 compared to 28.2% in Fiscal 2018 primarily due to the enactment of the Tax Cuts and Jobs Act (the "Tax Act") on December 22, 2017 and $3.6 million in net favorable discrete items, primarily attributable to R&D-related tax credits, realized in Fiscal 2019. The reduction related to the enactment of the Tax Act is primarily attributable to the reduction in the Federal statutory tax rate to 21% being applied to the entirety of Fiscal 2019 earnings whereas Fiscal 2018 utilized a blended rate of 25.9%.
Net income and diluted income per share increased in Fiscal 2019 compared to Fiscal 2018 primarily due to a lower effective tax rate and increased Towable segment sales, partially offset by a decrease in our Motorhome segment profitability.

Non-GAAP Reconciliation

The following table reconciles net income to consolidated EBITDA and Adjusted EBITDA for Fiscal 2019 and 2018:

(in thousands)	2019	2018
Net income	$111,798	$102,357
Interest expense	17,939	18,246
Provision for income taxes	27,111	40,283
Depreciation	13,682	9,849
Amortization of intangible assets	9,635	9,328
EBITDA	180,165	180,063
Acquisition-related costs	—	2,177
Restructuring(1)	1,068	—
Non-operating income	(1,581)	(494)
Adjusted EBITDA	$179,652	$181,746
(1) Balance excludes depreciation expense classified as restructuring as the balance is already included in the EBITDA calculation.

Reportable Segment Performance Summary

Towable

The following is an analysis of key changes in our Towable segment for Fiscal 2019 and 2018:

(in thousands, except ASP)	2019	% of Revenues	2018	% of Revenues	$ Change	% Change
Net revenues	$1,197,327		$1,127,723		$69,604	6.2%
Adjusted EBITDA	163,677	13.7%	157,010	13.9%	6,667	4.2%

ASP(1)	32,811		30,941		1,870	6.0%

Unit deliveries	2019	Product Mix(2)	2018	Product Mix(2)	Unit Change	% Change
Travel trailer	22,458	61.0%	22,360	61.1%	98	0.4%
Fifth wheel	14,371	39.0%	14,229	38.9%	142	1.0%
Total Towable	36,829	100.0%	36,589	100.0%	240	0.7%

($ in thousands)	August 31, 2019		August 25, 2018		Change	% Change
Backlog(3)
Units	7,225		7,651		(426)	(5.6)%
Dollars	$234,339		$244,854		$(10,515)	(4.3)%
Dealer Inventory
Units	15,658		14,877		781	5.2%
(1)    ASP excludes off-invoice dealer incentives.
(2)    Percentages may not add due to rounding differences.
(3)    We include in our backlog all accepted orders from dealers which generally have been requested to be shipped within the next six months. Orders in backlog can be cancelled or postponed at the option of the dealer at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Towable net revenues increased in Fiscal 2019 compared to Fiscal 2018 due to increased pricing and organic volume growth.

Average selling price increased in Fiscal 2019 compared to Fiscal 2018 due to price increases as well as favorable product mix.

Adjusted EBITDA increased in Fiscal 2019 compared to Fiscal 2018 primarily due to sales growth, offset partially by higher incentives to dealers and higher input costs.

Towable unit deliveries grew in Fiscal 2019 compared to Fiscal 2018 primarily due to volume growth in excess of recent industry trends. Our Towable segment market share increased from 7.4% to 8.8% when comparing retail registrations during the twelve-

month trailing periods ended August 2018 and August 2019. Shipments grew faster than the industry as a result of greater penetration of our new products and further expansion of our products on dealer lots.

We saw a decrease in the backlog volumes as of August 31, 2019 compared to August 25, 2018 due to our utilization of additional capacity added during 2018 and a change in our dealer ordering patterns as a result of a more challenging retail environment, partially offset by strong demand for our new products.

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
(3)    We include in our backlog all accepted orders from dealers which generally have been requested to be shipped within the next six months. Orders in backlog can be cancelled or postponed at the option of the dealer at any time without penalty and, therefore, backlog may not necessarily be an accurate measure of future sales.

Motorhome net revenues decreased in Fiscal 2019 compared to Fiscal 2018 due to a decrease in the number of units sold, partially offset by increased pricing.

Average selling price increased in Fiscal 2019 compared to Fiscal 2018 due to price increases implemented during the second half of Fiscal 2018.

Adjusted EBITDA decreased in Fiscal 2019 compared to Fiscal 2018 due to lower volume and higher input costs, partially offset by increased pricing and favorable mix of business.

Motorhome unit deliveries decreased in Fiscal 2019 compared to Fiscal 2018 driven by decreases in our Class A and Class C products, partially offset by an increase in our Class B products.

We saw an increase in the volume and dollar value of backlog as of August 31, 2019 compared to August 25, 2018 due to the introduction of new product models.

Analysis of Financial Condition, Liquidity, and Capital Resources

Cash Flows

The following table summarizes our cash flows from total operations for Fiscal 2020, 2019, and 2018:

(in thousands)	2020	2019	2018
Total cash provided by (used in):
Operating activities	$270,434	$133,750	$83,346
Investing activities	(293,076)	(38,936)	(111,761)
Financing activities	277,786	(59,725)	(5,188)
Net increase (decrease) in cash and cash equivalents	$255,144	$35,089	$(33,603)

Operating Activities

Cash provided by operating activities increased in Fiscal 2020 compared to Fiscal 2019 due to a focused effort on reducing expenses in a period of lower profitability and lower inventory levels due to the COVID-19 pandemic, as well as improved working capital in Fiscal 2020.

Cash provided by operating activities increased in Fiscal 2019 compared to Fiscal 2018 primarily due to steady profitability and working capital as a percent of sales.

Investing Activities

Cash used in investing activities increased in Fiscal 2020 compared to Fiscal 2019 primarily due to the Newmar acquisition.

Cash used in investing activities decreased in Fiscal 2019 compared to Fiscal 2018 primarily due to a decrease in cash used for the Chris-Craft acquisition in Fiscal 2018 partially offset by increased capital expenditures related to the capacity expansion within our Towable segment.

Financing Activities

Cash provided by financing activities increased in Fiscal 2020 compared to Fiscal 2019 primarily due to the Convertible Notes issued to finance the Newmar acquisition, and refinancing the Term Loan with the Senior Secured Notes, resulting in a more favorable interest rate.

Cash used in financing activities increased in Fiscal 2019 compared to Fiscal 2018 primarily due to increased net payments on our Credit Agreement and increased share repurchases.

Debt and Capital

During the first quarter of Fiscal 2020, we issued the Convertible Notes, which were used to partially fund the Newmar acquisition. Refer to Note 9, Long-Term Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional details.

As of July 8, 2020, we closed our private offering (the "Senior Secured Notes Offering") of $300 million in aggregate principal amount of 6.25% senior secured notes due 2028 (the "Senior Secured Notes"). The proceeds from the Senior Secured Notes were used to repay the remaining debt on the term loan and for general corporate purposes. Refer to Note 9, Long-Term Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional details.

We maintain a $192.5 million asset-based revolving credit facility ("Credit Agreement") with a maturity date of October 22, 2024 subject to certain factors which may accelerate the maturity date. As of August 29, 2020, we had no borrowings against the ABL.

As of August 29, 2020, we had $292.6 million in cash and cash equivalents and $192.5 million in unused ABL Credit Facility. Our cash and cash equivalent balances consist of high quality, short-term money market instruments.

We believe cash flow from operations, existing lines of credit, and access to debt and capital markets will be sufficient to meet our current liquidity needs, and we have committed liquidity and cash reserves in excess of our anticipated funding requirements. We evaluate the financial stability of the counterparties for the Convertible Notes, the Senior Secured Notes, and the ABL, and will continue to monitor counterparty risk on an on-going basis.

Other Financial Measures

Working capital at August 29, 2020 and August 31, 2019 was $413.2 million and $212.9 million, respectively. We currently expect cash on hand, funds generated from operations, and the borrowing available under our ABL and other debt instruments to be sufficient to cover both short-term and long-term operating requirements.

Capital Expenditures

We anticipate capital expenditures in Fiscal 2021 of approximately $55.0 million to $65.0 million. We will continue to support organic growth through capacity expansion in our facilities and make improvements as necessary.

Share Repurchases and Dividends

We repurchase our common stock and pay dividends pursuant to programs approved by our Board of Directors. Our long-term capital allocation strategy is to first fund operations and investments in growth, maintain reasonable liquidity, maintain a leverage ratio that reflects a prudent capital structure in light of the cyclical industry we compete in, and then return excess cash over time to shareholders through dividends and share repurchases.

On October 18, 2017, our Board of Directors authorized a share repurchase program in the amount of $70.0 million. There is no time restriction on the authorization. During Fiscal 2020, we repurchased 45,000 shares of our common stock at a cost of $1.8 million to satisfy tax obligations on employee equity awards as they vested. No other shares of our common stock were repurchased during Fiscal 2020. We continually evaluate if share repurchases reflect a prudent use of our capital and, subject to compliance with our ABL credit facility and Senior Secured Notes, we may purchase shares in the future. At August 29, 2020, we have $59.9 million remaining on our board repurchase authorization.

On August 19, 2020, our Board of Directors declared a quarterly cash dividend of $0.12 per share, totaling $4.0 million, paid on September 30, 2020 to common stockholders of record at the close of business on September 16, 2020.

Contractual Obligations and Commercial Commitments

Our principal contractual obligations and commercial commitments as of August 29, 2020 were as follows:

	Total(1)	Payments Due by Period
(in thousands)		Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
ABL(2)	—	$—	$—	$—	$—
Senior Secured Notes	300,000	—	—	—	300,000
Convertible Notes	300,000	—	—	300,000	—
ABL commitment fee(3)	2,094	503	1,006	585	—
Debt interest payments(4)	172,500	23,250	46,500	46,500	56,250
Deferred compensation obligations	14,008	2,878	5,274	3,396	2,460
Contracted services	22,447	12,128	9,773	546	—
Operating lease obligations	38,786	4,403	8,485	8,580	17,318
Finance lease obligations	6,836	855	1,692	1,713	2,576
Total contractual cash obligations	$856,671	$44,017	$72,730	$361,320	$378,604

	Total	Expiration by Period
(In thousands)		Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contingent repurchase obligations	$798,906	$689,614	$109,292	$—	$—
Note: For additional information refer to Note 9, Long-Term Debt; Note 10 Leases, Note 11, Employee and Retiree Benefits; and Note 12, Contingent Liabilities and Commitments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data.
(1)The table above does not reflect unrecognized tax benefits of $6.5 million and product warranties due to the uncertainty regarding the future cash outflows, as we are not able to reasonably estimate the timing or amount of the payments.
(2)Borrowings and repayments are expected to fluctuate over the term; therefore, we are not able to reasonably estimate in which future periods this amount will ultimately be settled.
(3)Includes a commitment fee for unused borrowings on our ABL, which are assumed to be $192.5 million at August 29, 2020.
(4)Interest payments are based on fixed interest rates for the Senior Secured Notes and Convertible Notes.

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

Accounting for Business Combinations

We account for business combinations under the acquisition method of accounting. This method requires the recording of acquired assets, including separately identifiable intangible assets, and assumed liabilities at their acquisition date fair values. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates, royalty rates and asset lives, among other items.

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

Goodwill and Indefinite-lived Intangible Assets

We test goodwill and indefinite-lived intangible assets (trade names) for impairment at least annually in the fourth quarter and more frequently if events or circumstances occur that would indicate a reduction in fair value. Our test of impairment begins by either performing a qualitative evaluation or a quantitative test:

•Qualitative evaluation - Performed to determine whether it is more likely than not that the carrying value of goodwill or the trade name exceeds the fair value of the asset. During our qualitative assessment, we make significant estimates, assumptions, and judgments, including, but not limited to, the macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of the Company and the reporting units, changes in our share price, and relevant company-specific events. If we determine that it is more likely than not that the carrying value of goodwill exceeds the fair value of goodwill, we perform the quantitative test to determine the amount of the impairment.

•Quantitative test - Used to calculate the fair value of goodwill or the trade name. If the carrying value of goodwill or the trade name exceeds the fair value of the asset, the impairment is calculated as the difference between the carrying value and fair value. Our goodwill fair value model uses a blend of the income (discounted future cash flow) and market (guideline public company) approaches, which includes the use of significant unobservable inputs (Level 3 inputs). Our trade name fair value model uses the income (relief-from-royalty) approach, which includes the use of significant unobservable inputs (Level 3 inputs). During these valuations, we make significant estimates, assumptions, and judgments, including, current and projected future levels of income based on management’s plans, business trends, market and economic conditions, and market-participant considerations.

Actual results may differ from assumed and estimated amounts. As of August 29, 2020, our goodwill balance includes $244.7 million related to our Towable segment, $73.1 million related to our Newmar acquisition, and $30.2 million related to our Corporate/All Other operating segment from our Chris-Craft acquisition, and our indefinite-lived intangible asset balance is $275.3 million. No impairments were recorded in Fiscal 2020, 2019, and 2018.

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

Repurchase risk is affected by the credit worthiness of our dealer network and if we are obligated to repurchase a substantially larger number of units in the future, this would increase our costs and could have a material adverse effect on our results of operations, financial condition, and cash flows. A hypothetical change of a 10% increase or decrease in our repurchases commitments as of August 29, 2020 would not have a material effect on our net income.

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

A significant increase in dealership labor rates, the cost of parts, or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize. A hypothetical change of a 10% increase or decrease in our warranty liability as of August 29, 2020 would not have a material effect on our net income.

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

We will continue to assess the likelihood that our deferred tax assets are properly measured and will be realizable at each reporting period. Any adjustment to the deferred tax assets could materially impact our financial position and results of operations. As of August 29, 2020, we have determined that our deferred tax assets are properly measured and realizable and, therefore, no valuation allowance has been recorded.

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

Interest rate risk

During 2020, we were exposed to market risks related to fluctuations in interest rates on the outstanding variable rate debt. This included a Term Loan which was subject to variable interest rates. Such variable interest rate risk was partially mitigated through the use of an interest rate swap contract. As of August 29, 2020, we have no interest rate swaps outstanding and the Term Loan has been repaid using the proceeds from our Senior Secured Notes. As of August 29, 2020, the ABL is our only floating rate debt instrument which remains undrawn.

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
The Company's internal control over financial reporting is supported by written policies and procedures that:
1.pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets;
2.provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and
3.provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.
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
During Fiscal 2020, management excluded certain elements of internal control over financial reporting pertaining to the activities of the Newmar business acquired in the first quarter (Refer to Note 2 Business Combinations). Exclusion in the year of acquisition is customary to allow management sufficient time to evaluate and integrate the acquired business into our internal control over financial reporting. Newmar represented 16.5% of the Company's consolidated net revenues, less than 1.0% of the Company's consolidated total operating income for the year ended August 29, 2020, and 24.4% of the Company's consolidated total assets as of August 29, 2020.
Based on its assessment, management has concluded that the Company's internal control over financial reporting was effective as of August 29, 2020.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's financial statements included in this Annual Report on Form 10-K, has issued a report included herein, which expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Michael J. Happe	/s/ Bryan L. Hughes
Michael J. Happe	Bryan L. Hughes
President, Chief Executive Officer	Senior Vice President, Chief Financial Officer

October 21, 2020	October 21, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Winnebago Industries, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Winnebago Industries, Inc. and subsidiaries (the "Company") as of August 29, 2020 and August 31, 2019, the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended August 29, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 29, 2020 and August 31, 2019, and the results of its operations and its cash flows for each of the three years in the period ended August 29, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 29, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 21, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Product Warranties – Grand Design – Refer to Note 8 to the financial statements
Critical Audit Matter Description
The Company provides certain service and warranty on its products. Estimated costs related to product warranty are accrued at the time of sale based upon historical warranty claims and unit sales history. Estimates are adjusted as needed to reflect actual costs incurred as information becomes available. Grand Design RV, LLC (“Grand Design”) was founded in 2013 and acquired by the Company in November 2016 and makes up the majority of the Company’s $64 million product warranty accrual as of August 29, 2020.

We identified the product warranty accrual for Grand Design as a critical audit matter because of the significant judgments made by management to estimate costs related to product warranties at the time of sale. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s estimates of future warranty claims based on historical claims paid, specifically due to Grand Design’s significant growth since inception, introduction of new product lines and a relatively short history of warranty claims paid from which to develop product warranty estimates.
How the Critical Audit Matter Was Addressed in the Audit
Our procedures related to the auditing of the product warranty accrual for Grand Design included the following, among others:
•We evaluated the operating effectiveness of controls over management’s estimation of the product warranty accrual, including those over historical product warranty claim data and projected future product warranty claims.
•We evaluated the accuracy and relevance of the historical product warranty claims as an input to management’s product warranty accrual calculation.
•We evaluated the completeness of the warranty accrual estimate through inquiries of operational and executive management regarding knowledge of known product warranty claims or product issues and evaluated whether they were appropriately considered in the determination of the product warranty accrual.
•We evaluated management’s ability to accurately estimate the warranty accrual by comparing the product warranty accrual in prior years to the actual product warranty claims paid in subsequent years.

•We assessed management’s methodology and tested the valuation of the product warranty accrual by developing an expectation for the accrual based on the historical amounts recorded as a percentage of sales and compared our expectation to the amount recorded by management.

Business Combinations — Valuation of Newmar Acquired Intangible Assets — Refer to Note 2 to the financial statements
Critical Audit Matter Description
On November 8, 2019, the Company completed the acquisition of 100% of Newmar Corporation, Dutch Real Estate Corp., New-Way Transport, and New-Serv (collectively “Newmar”) for consideration paid of $357 million. Under the acquisition method of accounting for business combinations, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition, including the following indefinite-lived intangible assets:
•Trade name: $98 million
•Dealer network: $64 million
The fair value of the trade name was estimated using the relief from royalty method and required management to make significant estimates and assumptions related to future revenues and the selection of the royalty rate and discount rate. The fair value of the dealer network was estimated using the cost to recreate/cost saving method and required management to make significant estimates and assumptions related to future cash flows and the selection of the discount rate. We identified the valuation of the Newmar indefinite-lived intangible assets as a critical audit matter because of the significant estimates and assumptions management made to estimate the fair value of these assets. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s forecasts of future revenues and cash flows and the selection of the discount rates and royalty rate for the indefinite-lived intangible assets.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future revenues and cash flows and selection of the discount rates and royalty rate for the acquired intangible assets included the following, among others:

•We tested the effectiveness of controls over the valuation of the acquired intangible assets, including management’s controls over forecasts of future revenues and cash flows, and the selection of the discount rates and royalty rate.

•We assessed the reasonableness of management’s forecast of future revenues and cash flows by comparing the Company’s projections to historical results for Newmar, historical results for the Company’s legacy motorized business, and projected industry growth rates.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) the discount rates and royalty rate by:

◦Testing the source information underlying the determination of the discount rates and royalty rate.
◦Comparing the selected royalty rate to market data for comparable licensing agreement rates.
◦Testing the mathematical accuracy of the calculation of the discount rates.
◦Developing a range of independent estimates for the discount rates and comparing those to the discount rates selected by management.

Goodwill – Chris-Craft Reporting Unit – Refer to Notes 1 and 7 to the Financial Statements
Critical Audit Matter Description
The Company tests goodwill for impairment annually in the fourth quarter and more frequently if events occur or circumstances change that would indicate the carrying amounts may be impaired. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company’s fair value model uses a blend of the income and market approaches. The determination of the reporting unit’s fair value using an income approach involves the use of a discounted cash flow model that requires management to make significant estimates and assumptions related to forecasts of future revenues and operating margins, as well as the selection of the long-term growth rate and discount rate. The determination of the reporting unit’s fair value using the market approach requires management to make assumptions related to earnings before interest, taxes, depreciation, and amortization (EBITDA) multiples. Changes in the assumptions can have a significant impact on both the fair value of the reporting unit and the amount of any impairment charge.

The goodwill balance was $348 million as of August 29, 2020, of which $30 million was allocated to the Chris-Craft reporting unit. The estimated fair value of the Chris-Craft reporting unit exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.

Given the significant judgments made by management to estimate the fair value of the Chris-Craft reporting unit, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of future revenues and operating margins, EBITDA multiples, as well as the selection of the long-term growth rate and discount rate, especially due to the sensitivity of Chris-Craft’s operations to periods of volatility in its end markets, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future revenues and operating margins, EBITDA multiples, and the selection of the long-term growth rate and discount rate for the Chris-Craft reporting unit included the following, among others:

•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of fair value, such as controls related to management’s development of forecasts of future revenues and operating margins, EBITDA multiples and the selection of the long-term growth rate and discount rate.
•We evaluated management’s ability to accurately forecast future revenues and operating margins by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s forecast of future revenues and operating margins included in the income approach model by comparing the forecasts to:
◦Historical revenues and operating margins.
◦The strategic plans communicated to the Board of Directors.
◦Forecasted information included in analyst and industry reports for the Company and certain of its peer companies.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology, the EBITDA multiples used, the long-term growth rate and the discount rate selected by:
◦Testing the underlying source information and mathematical accuracy of the calculations.
◦Comparing the EBITDA multiples selected by management to EBITDA multiples of guideline peer companies.
◦Comparing proxies of the long-term growth rate for the relevant economy and industry to the long-term growth rate selected by management.
◦Developing a range of independent estimates for the discount rate and comparing those to the rate selected by management.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
October 21, 2020

We have served as the Company's auditor since 1986.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Winnebago Industries, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Winnebago Industries, Inc. and subsidiaries (the “Company”) as of August 29, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 29, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended August 29, 2020, of the Company and our report dated October 21, 2020, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Newmar Corporation, which was acquired on November 8, 2019, and whose financial statements constitute 24.4% of total assets, 16.5% of net revenues, and less than 1% of operating income of the consolidated financial statements amounts as of and for the year ended August 29, 2020. Accordingly, our audit did not include the internal control over financial reporting at Newmar Corporation.

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
October 21, 2020

Winnebago Industries, Inc.
Consolidated Statements of Income and Comprehensive Income
$ in thousands, except per share data

Fiscal Years Ended	August 29, 2020	August 31, 2019	August 25, 2018
Net revenues	$2,355,533	$1,985,674	$2,016,829
Cost of goods sold	2,042,605	1,678,477	1,716,993
Gross profit	312,928	307,197	299,836
Selling, general, and administrative expenses	177,061	142,295	130,116
Amortization of intangible assets	22,104	9,635	9,328
Total operating expenses	199,165	151,930	139,444
Operating income	113,763	155,267	160,392
Interest expense	37,461	17,939	18,246
Non-operating income	(974)	(1,581)	(494)
Income before income taxes	77,276	138,909	142,640
Provision for income taxes	15,834	27,111	40,283
Net income	$61,442	$111,798	$102,357

Income per common share:
Basic	$1.85	$3.55	$3.24
Diluted	$1.84	$3.52	$3.22

Weighted average common shares outstanding:
Basic	33,236	31,536	31,596
Diluted	33,454	31,721	31,814

Net income	$61,442	$111,798	$102,357
Other comprehensive (loss) income:
Amortization of net actuarial loss (net of tax of $12, $10, and $11)	33	32	27
Change in fair value of interest rate swap (net of tax of $22, $454, and $840)	(68)	(1,415)	1,947
Total other comprehensive (loss) income	(35)	(1,383)	1,974
Comprehensive income	$61,407	$110,415	$104,331

See Notes to Consolidated Financial Statements.

Winnebago Industries, Inc.
Consolidated Balance Sheets
$ and shares in thousands, except per share data

	August 29, 2020	August 31, 2019
Assets
Current assets:
Cash and cash equivalents	$292,575	$37,431
Receivables, less allowance for doubtful accounts ($353 and $160, respectively)	220,798	158,049
Inventories	182,941	201,126
Prepaid expenses and other assets	17,296	14,051
Total current assets	713,610	410,657
Property, plant, and equipment, net	174,945	127,572
Other assets:
Goodwill	348,058	274,931
Other intangible assets, net	404,768	256,082
Investment in life insurance	27,838	26,846
Operating lease assets	29,463	—
Other assets	15,018	8,143
Total assets	$1,713,700	$1,104,231

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$132,490	$81,635
Income taxes payable	8,840	—
Accrued expenses:
Accrued compensation	36,533	20,328
Product warranties	64,031	44,436
Self-insurance	17,437	13,820
Promotional	12,543	10,896
Accrued interest	4,652	4,059
Other	23,864	13,678
Current maturities of long-term debt	—	8,892
Total current liabilities	300,390	197,744
Non-current liabilities:
Long-term debt, less current maturities	512,630	245,402
Deferred income taxes	15,608	12,032
Unrecognized tax benefits	6,511	3,591
Operating lease liabilities	27,048	—
Deferred compensation benefits, net of current portion	11,130	12,878
Other	12,917	372
Total non-current liabilities	585,844	274,275
Contingent liabilities and commitments (Note 12)
Stockholders' equity:
Preferred stock, par value $0.01: Authorized-10,000 shares; Issued-none	—	—
Common stock, par value $0.50: Authorized-60,000 shares; Issued-51,776 shares	25,888	25,888
Additional paid-in capital	203,791	91,185
Retained earnings	913,610	866,886
Accumulated other comprehensive income (loss)	(526)	(491)
Treasury stock, at cost: 18,133 and 20,262 shares, respectively	(315,297)	(351,256)
Total stockholders' equity	827,466	632,212
Total liabilities and stockholders' equity	$1,713,700	$1,104,231

See Notes to Consolidated Financial Statements.

Winnebago Industries, Inc.
Consolidated Statements of Cash Flows
$ in thousands

Fiscal Years Ended	August 29, 2020	August 31, 2019	August 25, 2018
Operating activities:
Net income	$61,442	$111,798	$102,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,997	13,682	9,849
Amortization of intangibles	22,104	9,635	9,328
Non-cash interest expense, net	10,727	—	—
Amortization of debt issuance costs	7,379	1,612	2,206
Last in, first-out expense	(5,188)	2,258	3,344
Stock-based compensation	6,475	7,058	7,434
Deferred income taxes	(879)	7,984	5,784
Deferred compensation expense	1,070	1,056	1,201
Other, net	1,335	257	(995)
Change in assets and liabilities:
Receivables	(25,773)	6,418	(37,739)
Inventories	105,994	(8,256)	(46,429)
Prepaid expenses and other assets	(358)	(4,499)	2,353
Accounts payable	37,041	907	(1,278)
Income taxes and unrecognized tax benefits	11,422	(13,810)	7,939
Accrued expenses and other liabilities	21,646	(2,350)	17,992
Net cash provided by operating activities	270,434	133,750	83,346
Investing activities:
Purchases of property and equipment	(32,377)	(40,858)	(28,668)
Acquisition of business, net of cash acquired	(260,965)	(702)	(81,200)
Proceeds from the sale of property	—	148	338
Other, net	266	2,476	(2,231)
Net cash used in investing activities	(293,076)	(38,936)	(111,761)
Financing activities:
Borrowings on long-term debt	2,786,824	891,892	221,133
Repayments on long-term debt	(2,446,824)	(930,424)	(206,601)
Purchase of convertible bond hedge	(70,800)	—	—
Proceeds from issuance of warrants	42,210	—	—
Payments of cash dividends	(14,588)	(13,670)	(12,738)
Payments for repurchases of common stock	(1,844)	(8,171)	(6,481)
Payments of debt issuance costs	(18,030)	—	(589)
Other, net	838	648	88
Net cash provided by (used in) financing activities	277,786	(59,725)	(5,188)
Net increase (decrease) in cash and cash equivalents	255,144	35,089	(33,603)
Cash and cash equivalents at beginning of year	37,431	2,342	35,945
Cash and cash equivalents at end of year	$292,575	$37,431	$2,342

Supplement cash flow disclosure:
Income taxes paid, net	$3,667	$37,061	$26,436
Interest paid	$17,253	$14,921	$16,565

Non-cash transactions:
Issuance of Winnebago common stock for acquisition of business	$92,572	$—	$—
Capital expenditures in accounts payable	$178	$387	$698
See Notes to Consolidated Financial Statements.

Winnebago Industries, Inc.
Consolidated Statements of Changes in Stockholders' Equity
$ and shares in thousands, except per share data

	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Number	Amount				Number	Amount
Balances at August 26, 2017	51,776	25,888	80,401	679,138	(1,023)	(20,183)	(342,730)	441,674
Stock-based compensation, net of forfeitures	—	—	7,406	—	—	5	78	7,484
Issuance of stock	—	—	(1,584)	—	—	104	1,759	175
Repurchase of common stock	—	—	—	—	—	(169)	(6,481)	(6,481)
Common stock dividends; $0.40 per share	—	—	—	(12,738)	—	—	—	(12,738)
Actuarial loss, net of tax	—	—	—	—	27	—	—	27
Change in fair value of interest rate swap, net of tax	—	—	—	—	1,947	—	—	1,947
Reclassification of tax effects	—	—	—	59	(59)	—	—	—
Net income	—	—	—	102,357	—	—	—	102,357
Balances at August 25, 2018	51,776	25,888	86,223	768,816	892	(20,243)	(347,374)	534,445
Stock-based compensation, net of forfeitures	—	—	6,993	—	—	5	82	7,075
Issuance of stock	—	—	(2,031)	—	—	244	4,207	2,176
Repurchase of common stock	—	—	—	—	—	(268)	(8,171)	(8,171)
Common stock dividends; $0.43 per share	—	—	—	(13,728)	—	—	—	(13,728)
Actuarial loss, net of tax	—	—	—	—	32	—	—	32
Change in fair value of interest rate swap, net of tax	—	—	—	—	(1,415)	—	—	(1,415)
Net income	—	—	—	111,798	—	—	—	111,798
Balances at August 31, 2019	51,776	25,888	91,185	866,886	(491)	(20,262)	(351,256)	632,212
Stock-based compensation, net of forfeitures	—	—	6,446	—	—	—	29	6,475
Issuance of stock	—	—	(1,813)	—	—	174	3,013	1,200
Issuance of stock for acquisition	—	—	57,811	—	—	2,000	34,761	92,572
Repurchase of common stock	—	—	—	—	—	(45)	(1,844)	(1,844)
Common stock dividends; $0.45 per share	—	—	—	(14,718)	—	—	—	(14,718)
Actuarial loss, net of tax	—	—	—	—	33	—	—	33
Change in fair value of interest rate swap, net of tax	—	—	—	—	(68)	—	—	(68)
Equity component of convertible senior notes and offering costs, net of tax of $20,840	—	—	61,335	—	—	—	—	61,335
Convertible note hedge purchase, net of tax of $17,417	—	—	(53,383)	—	—	—	—	(53,383)
Issuance of warrants	—	—	42,210	—	—	—	—	42,210
Net income	—	—	—	61,442	—	—	—	61,442
Balances at August 29, 2020	51,776	$25,888	$203,791	$913,610	$(526)	(18,133)	$(315,297)	$827,466

See Notes to Consolidated Financial Statements.

Winnebago Industries, Inc.
Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Unless the context otherwise requires, the use of the terms "Winnebago Industries," "Winnebago," and "the Company" in these Notes to Consolidated Financial Statements refers to Winnebago Industries, Inc. and its wholly-owned subsidiaries.

Nature of Operations

Winnebago Industries, Inc. is one of the leading North American manufacturers with a diversified portfolio of recreation vehicles ("RV"s) and marine products used primarily in leisure travel and outdoor recreation activities. The Company distributes RV and marine products primarily through independent dealers throughout the U.S. and Canada, who then retail the products to the end consumer. The Company also distributes marine products internationally through independent dealers, who then retail the products to the end consumer. Other products manufactured by the Company consist primarily of original equipment manufacturing parts for other manufacturers and commercial vehicles.

Reportable Segments

The Company has two reportable segments: (1) Towable and (2) Motorhome. The Towable segment includes all products which are not motorized and are generally towed by another vehicle. The Motorhome segment includes products that include a motorized chassis as well as other related manufactured products. Certain corporate administration expenses and non-operating income and expense are recorded in a Corporate / All Other category. See Note 3, Business Segments.

Principles of Consolidation

The consolidated financial statements for Fiscal 2020 include the parent company and the Company's wholly-owned subsidiaries. All intercompany balances and transactions with our subsidiaries have been eliminated.

Fiscal Period

The Company follows a 52-/53-week fiscal year, ending the last Saturday in August. Fiscal 2020 is a 52-week year, Fiscal 2019 was a 53-week year, and 2018 was a 52-week year. The extra (53rd) week in Fiscal 2019 was recognized in our fourth quarter.

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

Derivative Instruments and Hedging Activities

The Company used derivative instruments to hedge their floating interest rate exposure. Derivative instruments were accounted for at fair value in accordance with Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging. These derivatives were designated as cash flow hedges for accounting purposes. Changes in fair value, for the effective portion of qualifying hedges, were recorded in other comprehensive income. The Company reviewed the effectiveness of the hedging instruments on a quarterly basis, recognized current year hedge ineffectiveness and the impact of the termination of the underlying instrument immediately in earnings, and discontinued hedge accounting for any hedge that was no longer considered to be highly effective. As of August 29, 2020, the Company does not have any derivative instruments or hedging activities related to interest rate risk. See Note 4 Derivatives, Investments, and Fair Value Measurements and Note 9 Long-Term Debt for additional information on the convertible debt.

Receivables

Receivables consist principally of amounts due from the Company's dealer network for RVs and boats sold.

The Company establishes allowances for doubtful accounts based on historical loss experience and any specific customer collection issues identified. Additional amounts are provided through charges to income as the Company deems necessary, after evaluation of receivables and current economic conditions. Amounts which are considered to be uncollectible are written off, and recoveries of amounts previously written off are credited to the allowance upon recovery.

Inventories

Generally, inventories are stated at the lower of cost or market, valued using the First-in, First-out basis ("FIFO"), except for the Company's Winnebago Motorhome operating segment, which is valued using the Last-in, First-out ("LIFO") basis. Manufacturing cost includes materials, labor, and manufacturing overhead. Unallocated overhead and abnormal costs are expensed as incurred.

Property and Equipment

Depreciation of property and equipment is computed using the straight-line method on the cost of the assets, less allowance for salvage value where appropriate, at rates based upon their estimated service lives as follows:

Asset Class	Asset Life
Buildings	10-30 years
Machinery and equipment	3-15 years
Software	5-10 years
Transportation equipment	5-6 years

Goodwill and Indefinite-Lived Intangible Assets

Goodwill

Goodwill is tested annually in the fourth quarter of each year and is tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amounts may be impaired. Impairment testing for goodwill is done at a reporting unit level and all goodwill is assigned to a reporting unit. The Company's reporting units are the same as the operating segments as defined in Note 3, Business Segments.

Companies have the option to first assess qualitative factors to determine whether the fair value of a reporting unit is “more likely than not” less than its carrying amount. If it is more likely than not that an impairment has occurred, companies then perform the quantitative goodwill impairment test. If the Company performs the quantitative test, the carrying value of the reporting unit is compared to an estimate of the reporting unit’s fair value to identify impairment. The estimate of the reporting unit’s fair value is determined by weighting a discounted cash flow model and a market-related model using current industry information that involve significant unobservable inputs (Level 3 inputs). In determining the estimated future cash flow, the Company considers and applies certain estimates and judgments, including current and projected future levels of income based on management plans, business trends, prospects, market and economic conditions, and market-participant considerations. If the Company fails the quantitative assessment of goodwill impairment, an impairment loss equal to the amount that a reporting unit's carrying value exceeds its fair value will be recognized.

Trade names

The Company has indefinite-lived intangible assets for trade names related to Newmar within the Motorhome segment, Grand Design within the Towable segment, and to Chris-Craft within the Corporate / All Other category. Annually in the fourth quarter, or if conditions indicate an interim review is necessary, the Company assesses qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If the Company performs a quantitative test, the relief from royalty method is used to determine the fair value of the trade name. This method uses assumptions, which require significant judgment and actual results may differ from assumed and estimated amounts. If the Company concludes that there has been impairment, the asset's carrying value will be written down to its fair value.

During the fourth quarter of Fiscal 2020, the Company completed the annual impairment tests. The Company elected to rely on a qualitative assessment for the Grand Design business, and performed the quantitative analysis for the Chris-Craft and Newmar businesses. The result of the test was that the fair value exceeded the carrying value, and no impairment was indicated.

Definite-Lived Intangible Assets and Long-Lived Assets

Long-lived assets, which include property, plant and equipment, and definite-lived intangible assets, primarily the dealer network, are assessed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable from future cash flows. The impairment test involves comparing the carrying amount of the asset to the forecasted undiscounted future cash flows generated by that asset. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. In the event the carrying amount of the asset exceeds the undiscounted future cash flows generated by that asset and the carrying amount is not considered recoverable, an impairment exists. An impairment loss is measured as the excess of the asset’s carrying amount over its fair value and is recognized in the statement of income in the period that the impairment occurs. The reasonableness of the useful lives of the asset and other long-lived assets is regularly evaluated.

There was no impairment loss for the year ended August 29, 2020 for definite-lived intangible assets or long-lived assets.

Self-Insurance

Generally, the Company self-insures for a portion of product liability claims, workers' compensation, and health insurance. Under these plans, liabilities are recognized for claims incurred, including those incurred but not reported. The Company uses third party administrators and actuaries using historical claims experience and various state statutes to assist in the determination of the accrued liability balance. The Company has a $50.0 million insurance policy that includes a self-insured retention for product liability of $1.0 million per occurrence and $2.0 million in aggregate per policy year. The Company's self-insured health insurance policy includes an individual retention of $0.3 million per occurrence and an aggregate retention of 125% of expected annual claims. The Company maintains excess liability insurance with outside insurance carriers to minimize the risks related to catastrophic claims in excess of self-insured positions for product liability, health insurance, and personal injury matters. Any material change in the aforementioned factors could have an adverse impact on operating results. Balances are included within Accrued expenses: Self-insurance on our Consolidated Balance Sheets.

Income Taxes

In preparing these financial statements, the Company is required to estimate the income taxes in each of the jurisdictions in which the Company operates. This process involves estimating the current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within the balance sheet. The Company then assesses the likelihood that the deferred tax assets will be realized based on future taxable income and, to the extent that recovery is not likely, a valuation allowance is established. To the extent the Company establishes a valuation allowance or changes this allowance in a period, an expense or a benefit is included within the tax provision in the Consolidated Statements of Income and Comprehensive Income.

Legal

Litigation expense, including estimated defense costs, is recorded when probable and reasonably estimable.

Revenue Recognition

The Company's primary source of revenue is generated through the sale of non-motorized towable units, motorized units, and marine units to the Company's independent dealer network (customers). Unit revenue is recognized at a point-in-time when the performance obligation is satisfied, which generally occurs when the unit is shipped to or picked-up from the manufacturing facilities by the customer. The Company's payment terms are typically before or on delivery, and do not include a significant financing component. The amount of consideration received and recorded to revenue varies with changes in marketing incentives and offers to customers. These marketing incentives and offers to customers are considered variable consideration. The Company adjusts the estimate of revenue at the earlier of when the most likely amount of consideration expected to be received changes or when the consideration becomes fixed. Refer to Note 13, Revenue Recognition, for additional information.

Advertising

Advertising costs, which consist primarily of literature and trade shows, were $12.5 million, $8.3 million, and $7.4 million in Fiscal 2020, 2019, and 2018, respectively. Advertising costs are included in Selling, general, and administrative expenses and are expensed as incurred.

Dividend

On August 19, 2020, the Board of Directors declared a quarterly cash dividend of $0.12 per share, totaling $4.0 million, paid on September 30, 2020 to common stockholders of record at the close of business on September 16, 2020.

Coronavirus (COVID-19) pandemic

The Company is closely monitoring the impact of the 2019 novel coronavirus, or COVID-19, on all aspects of its business. COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020 and the President of the United States declared the COVID-19 outbreak a national emergency on March 13, 2020. The Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law on March 27, 2020. The Company is taking advantage of the employer payroll tax (FICA) deferral offered by CARES which allows the Company to defer the payment of employer payroll taxes for the period from March 27, 2020 to December 31, 2020. The deferred FICA liability as of August 29, 2020 was $7.8 million and will be payable in equal installments at December 2021 and December 2022. Additionally, the Company is taking advantage of a tax credit granted to companies under the CARES Act who continued to pay their employees when operations were fully or partially suspended. The refundable tax credit, reflected in cost of goods sold and within other current assets, is approximately $4.0 million and is expected to be received in Fiscal 2021.

Subsequent Events

The Company has evaluated events occurring between the end of the most recent fiscal year and the date the financial statements were issued. There were no material subsequent events except as disclosed in Note 14 Stock-Based Compensation Plans.

Recently Adopted Accounting Pronouncements

The Company adopted the Financial Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), as of September 1, 2019, using the modified retrospective basis as of the beginning of the period of adoption. In addition, the Company elected the package of practical expedients permitted under the transition guidance with the new standard, which among other things, allowed the Company to carry forward the historical lease classification, and the Company elected the hindsight practical expedient. Adoption of the new standard resulted in the recording of net lease assets and lease liabilities of $33.8 million and $33.4 million, respectively, as of September 1, 2019. The adoption of the standard did not materially impact the Company's consolidated net earnings and had no impact on the Company's cash flows. See Note 10 Leases for more information regarding our operating and financing leases.

(in thousands)	August 31, 2019 As Reported	ASU 2016-02 Adjustment on September 1, 2019	September 1, 2019 As Adjusted
Assets
Other intangible assets, net	256,082	$(1,310)	$254,772
Lease assets	—	33,811	33,811
Total assets	$1,104,231	$32,501	$1,136,732

Liabilities and Stockholders' Equity
Accrued expenses: Other	$13,678	$1,258	$14,936
Total current liabilities	197,744	1,258	199,002
Lease liabilities	—	31,243	31,243
Total non-current liabilities	274,275	31,243	305,518
Total liabilities and stockholders' equity	1,104,231	$32,501	$1,136,732

Also, in the first quarter of Fiscal 2020, the Company adopted ASU 2017-12, Derivatives and Hedging (Topic 815), which improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. The adoption of this standard did not materially impact the Company's Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40). ASU 2020-06 reduces the number of models used to account for convertible instruments, amends diluted EPS calculations for convertible instruments, and amends the requirements for a contract (or embedded derivative) that is potentially settled in an entity's own shares to be classified in equity. The amendments add certain disclosure requirements to increase transparency and decision-usefulness about a convertible instrument's terms and features. Under the amendment, the Company must use the if-converted method for including convertible instruments in diluted EPS as opposed to the treasury stock method. ASU 2020-06 is effective for annual reporting periods beginning after December 15, 2021 (the Company's Fiscal 2023). Early adoption is allowed under the standard with either a modified retrospective or full retrospective method. The Company expects to adopt the new guidance in the first quarter of Fiscal 2023. While it will change the Company's diluted EPS reporting, the extent to which the standard will have a material impact on its consolidated financial statements is uncertain at this time.

In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides practical expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. These amendments are not applicable to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022 and may be applied to contract modifications and hedging relationships from the beginning of an interim period that includes or is subsequent to March 12, 2020.

The Company will adopt this standard when LIBOR is discontinued, and does not expect a material impact to its consolidated financial statements.

In December 2019, FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles of Topic 740. The standard is effective for annual reporting periods beginning after December 15, 2020 (the Company's Fiscal 2022), including interim periods within those annual reporting periods. The Company expects to adopt the new guidance in the first quarter of Fiscal 2022, and does not expect a material impact to its consolidated financial statements.

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and has since issued additional amendments. ASU 2016-13 will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. The standard is effective for annual reporting periods beginning after December 15, 2019 (our Fiscal 2021), including interim periods within those annual reporting periods. The Company expects to adopt the new guidance in the first quarter of Fiscal 2021, and does not expect a material impact to its consolidated financial statements.

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

The following table summarizes the total consideration paid for Newmar, which is subject to purchase price adjustments as stipulated in the Purchase Agreement:

(in thousands)	November 8, 2019
Cash	$264,434
Winnebago Industries shares: 2,000,000 at $46.29	92,572
Total	$357,006

The cash portion of the purchase price of the acquisition and certain transaction expenses were funded through the private placement of convertible senior notes (as further described in Note 9, Long-Term Debt) and cash on hand. The stock consideration was discounted by 7.0% due to lack of marketability because of the one year lock-up restrictions.

The total purchase price was allocated to the net tangible and intangible assets of Newmar acquired, based on their fair values at the date of the acquisition. During the third quarter of Fiscal 2020, the Company finalized the valuation and completed the purchase price allocation, which included purchase price adjustments of $3.3 million. The following table summarizes the final fair values assigned to the Newmar net assets acquired and the determination of net assets:

(in thousands)	November 8, 2019
Cash	$3,469
Accounts receivable	37,147
Inventories	82,621
Prepaid expenses and other assets	9,830
Property, plant, and equipment	31,143
Goodwill	73,127
Other intangible assets	172,100
Total assets acquired	409,437
Accounts payable	14,023
Accrued compensation	4,306
Product warranties	15,147
Promotional	6,351
Other	11,636
Deferred tax liabilities	968
Total liabilities assumed	52,431
Total purchase price	$357,006

The goodwill, recognized in the Company's Motorhome segment, is primarily attributable to the value of the workforce, reputation of founders, customer and dealer growth opportunities, and expected synergies. Key areas of cost synergies include increased purchasing power for raw materials and supply chain consolidation. Goodwill is expected to be mostly deductible for tax purposes.

The following table summarizes the other intangible assets acquired:

(in thousands)	November 8, 2019	Useful Life-Years
Trade name	98,000	Indefinite
Dealer network	64,000	12.0
Backlog	8,800	0.5
Non-compete agreements	1,300	5.0

The fair value of the trade name and dealer network were estimated using an income approach. Under the income approach, an intangible asset's fair value is equal to the present value of the future economic benefits to be derived from ownership of the asset. The fair value of the trade name was estimated using an income approach, specifically the relief from royalty method. The relief from royalty method is based on the hypothetical royalty stream that would be received if the Company were to license the trade name and was based on expected revenues. The fair value of the trade name was estimated using an income approach, specifically the cost to recreate/cost saving method. This method uses the replacement of the asset as an indicator of the fair value of the asset. The useful life of the intangibles was determined considering the expected cash flows used to measure the fair value of the intangible assets adjusted for the entity-specific factors including legal, regulatory, contractual, competitive, economic or other factors that may limit the useful life of intangible assets. On the acquisition date, amortizable intangible assets had a weighted-average useful life of approximately 10.5 years.

The results of Newmar's operations have been included in the Company's Consolidated Financial Statements from the close of the acquisition within the Motorhome segment. The following table provides net revenues and operating income from the Newmar operating segment included in the Company's consolidated results following the November 8, 2019 closing date:

(in thousands, except per share data)	2020
Net revenues	$388,383
Net income (loss)	(3,642)

The following unaudited pro forma information represents the Company's results of operations as if the Fiscal 2020 acquisition of Newmar had occurred at the beginning of Fiscal 2019:

(in thousands, except per share data)	2020	2019
Net revenues	$2,508,792	$2,645,914
Net (loss) income	72,609	101,692
Income per share - basic	$2.16	$3.03
Income per share - diluted	$2.11	$3.02

The unaudited pro forma data above includes the following significant non-recurring adjustments made to account for certain costs which would have changed if the acquisition of Newmar had occurred at the beginning of Fiscal 2019:

(in thousands)	2020	2019
Amortization of intangibles (1 year or less useful life)(1)	$13,610	$(13,610)
Increase in amortization of intangibles(2)	(1,061)	(5,578)
Expenses related to business combination (transaction costs)(3)	9,761	(9,950)
Interest to reflect new debt structure(4)	(4,356)	(19,155)
Taxes related to the adjustments to the pro forma data and to the income of Newmar(5)	(2,968)	2,686
(1) Includes amortization adjustments for the backlog intangible asset and the fair-value inventory adjustment.
(2)    Includes amortization adjustments for the dealer network and non-compete intangible assets.
(3)    Pro forma transaction costs include $0.6 million incurred prior to the acquisition.
(4)    Includes adjustments for cash and non-cash interest expense as well as deferred financing costs. Refer to Note 9, Long-Term Debt, for additional information on the Company's new debt structure as a result of the acquisition.
(5)    Calculated using the Company's U.S. federal statutory rate of 21.0%.

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

Transaction costs related to the Newmar acquisition were $10.4 million, of which $9.8 million were expensed during Fiscal 2020 and $0.6 million were expensed during the fourth quarter of Fiscal 2019. Transaction costs are included in Selling, general, and administrative expenses in the accompanying Consolidated Statements of Income and Comprehensive Income.

Chris-Craft USA, Inc.

On June 4, 2018, the Company acquired 100% of the ownership interest of Chris-Craft USA, Inc. ("Chris-Craft"). The acquisition diversifies the Company's outdoor lifestyle value proposition into the recreational powerboat industry. The assets, liabilities, and operating results have been included in the financial statements from the date of acquisition within the Corporate / All Other category. Pro forma results of operations for this acquisition have not been presented, as it was immaterial to the reported results. The purchase price allocation was finalized during the fourth quarter of Fiscal 2019.

Note 3: Business Segments

The Company has identified six operating segments: 1) Grand Design towables, 2) Winnebago towables, 3) Winnebago motorhomes, 4) Newmar motorhomes, 5) Chris-Craft marine, and 6) Winnebago specialty vehicles. The Company evaluates performance based on each operating segment's Adjusted EBITDA, as defined below, which excludes certain corporate administration expenses and non-operating income and expense.

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

The Company's chief operating decision maker ("CODM") is the Chief Executive Officer. The CODM relies on internal management reporting that analyzes consolidated results to the net earnings level and operating segment's Adjusted EBITDA. The CODM has ultimate responsibility for enterprise decisions. The CODM determines, in particular, resource allocation for, and monitors the performance of, the consolidated enterprise, the Towable segment, and the Motorhome segment. The Towable segment management and Motorhome segment management have responsibility for operating decisions, allocating resources, and assessing performance within their respective segments. The accounting policies of both reportable segments are the same and are described in Note 1, Summary of Significant Accounting Policies.

The Company evaluates the performance of the reportable segments based on Adjusted EBITDA. EBITDA is defined as net income before interest expense, provision for income taxes, and depreciation and amortization expense. Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation and amortization expense, and other adjustments made in order to present comparable results from year to year. Examples of items excluded from Adjusted EBITDA include acquisition-related fair-value inventory step-up, acquisition-related costs, restructuring expenses, and non-operating income.

The following table shows information by reportable segment:

(in thousands)	2020	2019	2018
Net Revenues
Towable	$1,227,567	$1,197,327	$1,127,723
Motorhome	1,056,794	706,927	860,675
Corporate / All Other	71,172	81,420	28,431
Consolidated	$2,355,533	$1,985,674	$2,016,829

Adjusted EBITDA
Towable	$148,276	$163,677	$157,010
Motorhome	32,949	27,455	35,508
Corporate / All Other	(13,150)	(11,480)	(10,772)
Consolidated	$168,075	$179,652	$181,746

Capital expenditures
Towable	$13,389	$27,679	$18,460
Motorhome	15,061	9,969	9,302
Corporate / All Other	3,927	3,210	906
Consolidated	$32,377	$40,858	$28,668

(in thousands)	August 29, 2020	August 31, 2019
Total Assets
Towable	$718,253	$628,994
Motorhome	600,304	332,157
Corporate / All Other	395,143	143,080
Consolidated	$1,713,700	$1,104,231

The following table reconciles net income to consolidated Adjusted EBITDA:

(in thousands)	2020	2019	2018
Net income	$61,442	$111,798	$102,357
Interest expense	37,461	17,939	18,246
Provision for income taxes	15,834	27,111	40,283
Depreciation	15,997	13,682	9,849
Amortization of intangible assets	22,104	9,635	9,328
EBITDA	152,838	180,165	180,063
Acquisition-related fair-value inventory step-up	4,810	—	—
Acquisition-related costs	9,761	—	2,177
Restructuring(1)	1,640	1,068	—
Non-operating income	(974)	(1,581)	(494)
Adjusted EBITDA	$168,075	$179,652	$181,746
(1)    Balance excludes depreciation expense classified as restructuring as the balance is already included in the EBITDA calculation.

The following table reconciles net revenues by geographic area:

(in thousands)	2020	2019	2018
United States	$2,225,028	$1,836,472	$1,860,613
International	130,505	149,202	156,216
Net Revenues	$2,355,533	$1,985,674	$2,016,829

Note 4: Derivatives, Investments, and Fair Value Measurements

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The Company accounts for fair value measurements in accordance with ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measurement, and expands disclosure about fair value measurement. The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.

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

The following tables set forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis at August 29, 2020 and August 31, 2019 according to the valuation techniques that was used to determine their fair values:

	Fair Value at	Fair Value Hierarchy
(in thousands)	August 29, 2020	Level 1	Level 2	Level 3
Assets that fund deferred compensation:
Domestic equity funds	$626	$626	$—	$—
International equity funds	34	34	—	—
Fixed income funds	50	50	—	—
Total assets at fair value	$710	$710	$—	$—

	Fair Value at	Fair Value Hierarchy
(in thousands)	August 31, 2019	Level 1	Level 2	Level 3
Assets that fund deferred compensation:
Domestic equity funds	$373	$288	$85	$—
International equity funds	101	45	56	—
Fixed income funds	155	54	101	—
Interest rate swap contract	90	—	90	—
Total assets at fair value	$719	$387	$332	$—
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Assets that fund deferred compensation

The Company's assets that fund deferred compensation are marketable equity securities measured at fair value using quoted market prices and primarily consist of equity-based mutual funds. These securities are classified as Level 1 as they are traded in an active market for which closing stock prices are readily available. These securities fund the Executive Share Option Plan and the Executive Deferred Compensation Plan. Refer to Note 11, Employee and Retiree Benefits.

The proportion of the assets that will fund options which expire within a year are included in Prepaid expenses and other assets on the Consolidated Balance Sheets. The remaining assets are classified as non-current and are included in Other assets.

Interest Rate Swap Contract

On March 6, 2020, the Company entered into an interest rate swap agreement for an incremental notional amount of $25 million to exchange floating for fixed rate interest payments for our LIBOR-based borrowings. The interest rate swap had a fair value of zero at inception, was effective March 10, 2020 and had been designated as a cash flow hedge. The interest rate swap agreement, with a maturity date of March 4, 2025, converted the Company's interest rate payments on $25 million of variable-rate, 1-month LIBOR-based debt to a fixed interest rate of 1.265%. In the fourth quarter of Fiscal 2020, the Company exited the swap contract prior to its expiration on March 4, 2025.

On March 2, 2020, the Company entered into an interest rate swap agreement for an incremental notional amount of $25 million to exchange floating for fixed rate interest payments for our LIBOR-based borrowings. The interest rate swap had a fair value of zero at inception, was effective March 4, 2020 and had been designated as a cash flow hedge. The interest rate swap agreement, with a maturity date of March 4, 2025, converted the Company's interest rate payments on $25 million of variable-rate, 1-month LIBOR-based debt to a fixed interest rate of 1.364%. In the fourth quarter of Fiscal 2020, the Company exited the swap contract prior to its expiration on March 4, 2025.

On January 23, 2017, the Company entered into an interest swap contract, which effectively fixed the interest rate on the $300 million loan agreement ("Term Loan") for a notional amount that reduced each December during the swap contract. As of August 29, 2020, the remaining payments of the Term Loan were paid in full using the proceeds from the Company's senior secured notes offering. In the first quarter of Fiscal 2020, the Company exited the swap contract prior to its expiration on December 8, 2020.

Assets and Liabilities that are measured at Fair Value on a Nonrecurring Basis

The Company's non-financial assets, which includes goodwill, intangible assets, and property, plant, and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, the Company must evaluate the non-financial asset for impairment. If an impairment occurs, the asset is required to be recorded at the estimated fair value. No impairments were recorded for non-financial assets in Fiscal 2020, 2019, and 2018.

Fair Value of Financial Instruments

The Company's financial instruments, other than those presented in the disclosures above, include cash, receivables, accounts payable, other payables, and long-term debt. The fair values of cash, receivables, accounts payable, and other payables approximated carrying values because of the short-term nature of these instruments. If these instruments were measured at fair value in the financial statements, they would be classified as Level 1 in the fair value hierarchy. See Note 9, Long-Term Debt, for information about the fair value of the Company's long-term debt.

Note 5: Inventories

Inventories consist of the following:

(in thousands)	August 29, 2020	August 31, 2019
Finished goods	$17,141	$53,417
Work-in-process ("WIP")	86,651	82,926
Raw materials	114,982	105,804
Total	218,774	242,147
Less LIFO reserve	35,833	41,021
Inventories	$182,941	$201,126

Inventory valuation methods consist of the following:

(in thousands)	August 29, 2020	August 31, 2019
LIFO basis	$88,675	$184,007
FIFO basis	130,099	58,140
Total	$218,774	$242,147

The above value of inventories, before reduction for the LIFO reserve, approximates replacement cost at the respective dates.

Our inventory quantities were reduced during Fiscal 2020, resulting in a liquidation of LIFO inventory layers (a "LIFO decrement"). A LIFO decrement results in the erosion of layers created in earlier years, and, therefore, a LIFO layer is not created for years that have decrements. The Company had a decrement of its LIFO inventory layers of $5.2 million in Fiscal 2020. There was no LIFO decrement recorded in Fiscal 2019.

Note 6: Property, Plant, and Equipment

Property, plant, and equipment is stated at cost, net of accumulated depreciation and consists of the following:

(in thousands)	August 29, 2020	August 31, 2019
Land	$11,101	$6,799
Buildings and building improvements	165,343	119,638
Machinery and equipment	117,370	107,701
Software	28,456	29,169
Transportation	4,913	3,865
Property, plant, and equipment, gross	327,183	267,172
Less accumulated depreciation	152,238	139,600
Property, plant, and equipment, net	$174,945	$127,572

For Fiscal 2020, 2019, and 2018, depreciation charged to operations was $16.0 million, $13.7 million, and $9.8 million, respectively.

Note 7: Goodwill and Intangible Assets

The changes in carrying amount of goodwill by segment were as follows in Fiscal 2020, 2019, and 2018:

(in thousands)	Towable	Motorhome	Corporate / All Other	Total
Balances at August 26, 2017	$242,728	$—	$—	$242,728
Grand Design purchase price adjustment	1,956	—	—	1,956
Acquisition of Chris-Craft(1)	—	—	29,686	29,686
Balances at August 25, 2018	$244,684	$—	$29,686	$274,370
Chris-Craft purchase price adjustment(1)	—	—	561	561
Balances at August 31, 2019	$244,684	$—	$30,247	$274,931
Acquisition of Newmar(1)	—	73,127	—	73,127
Balances at August 29, 2020	$244,684	$73,127	$30,247	$348,058
(1)    Refer to Note 2, Business Combinations, for additional information on the acquisitions of Chris-Craft and Newmar.

The valuation used to test goodwill for impairment is dependent upon a number of significant estimates and assumptions, including macroeconomic conditions, growth rates, competitive activities, cost containment, margin expansion and the Company's business plans. The Company believes these estimates and assumptions are reasonable. However, future changes in the judgments, assumptions and estimates that are used in our impairment testing for goodwill, including discount and tax rates or future cash flow projections, could result in significantly different estimates of the fair values.

The Company has no accumulated impairment losses as of August 29, 2020. While the Chris-Craft reporting unit's fair value exceeded its respective carrying value, the fair value cushion was not substantial and could be impacted if projected operating results are not met or other significant assumptions referenced above change.

Intangible assets, net of accumulated amortization consists of the following:

	August 29, 2020			August 31, 2019
(in thousands)	Weighted Average Life-Years	Cost	Accumulated Amortization	Weighted Average Life-Years	Cost	Accumulated Amortization
Trade names	Indefinite	$275,250		Indefinite	$177,250
Dealer networks	12.2	159,581	$32,487	12.2	95,581	$20,329
Backlog	0.5	28,327	28,327	0.5	19,527	19,527
Non-compete agreements	4.1	6,647	4,223	4.1	5,347	3,077
Leasehold interest-favorable	0	—	—	8.1	2,000	690
Other intangible assets, gross		469,805	65,037		299,705	43,623
Less accumulated amortization		65,037			43,623
Other intangible assets, net		$404,768			$256,082

The weighted average remaining amortization period for intangible assets as of August 29, 2020 was approximately ten years.

Remaining estimated aggregate annual amortization expense by fiscal year is as follows:

(in thousands)	Amount
Fiscal 2021	$14,361
Fiscal 2022	13,719
Fiscal 2023	13,526
Fiscal 2024	13,424
Fiscal 2025	13,219
Thereafter	61,269
Total amortization expense remaining	$129,518

Note 8: Product Warranties

The Company provides certain service and warranty on products sold. From time to time, the Company also voluntarily incurs costs for certain warranty-type expenses occurring after the normal warranty period to help protect the reputation of the Company's products and the goodwill of the customers. Estimated costs related to product warranty are accrued at the time of sale and are based upon historical warranty and service claims experience. Adjustments are made to accruals as claim data and cost experience becomes available.

In addition to the costs associated with the contractual warranty coverage provided on the Company's products, costs are incurred occasionally as a result of additional service actions not covered by warranties, including product recalls and customer satisfaction actions. Although the Company estimates and reserves for the cost of these service actions, there can be no assurance that expense levels will remain at current levels or such reserves will continue to be adequate.

Changes in the Company's product warranty liability are as follows:

(in thousands)	2020	2019	2018
Balance at beginning of year	$44,436	$40,498	$30,805
Business acquisitions(1)	15,147	—	611
Provision	61,898	45,902	42,377
Claims paid	(57,450)	(41,964)	(33,295)
Balance at end of year	$64,031	$44,436	$40,498
(1)    Refer to Note 2, Business Combinations, for additional information on the acquisitions of Chris-Craft and Newmar.

Note 9: Long-Term Debt

On July 8, 2020, the Company closed its private offering (the “Senior Secured Notes Offering”) of $300 million aggregate principal amount of 6.25% Senior Secured Notes due 2028 (the “Senior Secured Notes”). The Senior Secured Notes were issued in accordance with an Indenture dated as of July 8, 2020 (the “Indenture”). The Senior Secured Notes will mature on July 15, 2028 unless earlier redeemed or repurchased. Interest on the Senior Secured Notes accrues starting July 8, 2020 and is payable semi-annually in arrears on January 15 and July 15 of each year, beginning January 15, 2021. The Senior Secured Notes and the related guarantees are secured by (i) a first-priority lien on substantially all of the Company’s and the subsidiary guarantor parties existing and future assets (other than certain collateral under the Company’s ABL facility) and (ii) a second-priority lien on the Company’s present and future accounts and receivables, inventory and other related assets and proceeds that secure the ABL facility on a first-priority basis.

The Indenture limits certain abilities of the Company and its subsidiaries (subject to certain exceptions and qualifications) to incur additional debt and provide additional guarantees; make restricted payments; create or permit certain liens; make certain asset sales; use the proceeds from the sale of assets and subsidiary stock; create or permit restrictions on the ability of the Company’s restricted subsidiaries to pay dividends or make other inter-company distributions; engage in certain transactions with affiliates; designate subsidiaries as unrestricted subsidiaries; and consolidate, merge or transfer all or substantially all of the Company’s assets and the assets of its restricted subsidiaries.

The Company amortizes debt issuance costs on a straight-line basis over the term of the associated debt agreement. If early principal payments are made on the Senior Secured Notes, a proportional amount of the unamortized issuance costs is expensed. As part of the Senior Secured Notes Offering, the Company capitalized $7.3 million in debt issuance costs that will be amortized over the eight-year term of the agreement.

On November 8, 2016, the Company entered into an asset-based revolving credit agreement ("ABL") and a loan agreement ("Term Loan") with JPMorgan Chase Bank, N.A. ("JPMorgan Chase"), as administrative agent and certain lenders from time to time party thereto. The remaining principal balance of the Term Loan as of July 8, 2020 was $249.8 million, which was repaid with the proceeds from the Senior Secured Notes, and debt issuance costs of $4.7 million were written off upon repayment. In addition, the interest rate swaps with a liability position of $0.6 million hedging the Term Loan interest rates were settled early in July 2020.

Under the ABL, the Company has a $192.5 million credit facility that matures on October 22, 2024 (subject to certain factors which may accelerate the maturity date) on a revolving basis, subject to availability under a borrowing base consisting of eligible accounts receivable and eligible inventory. The ABL is available for issuance of letters of credit to a specified limit of $19.3 million. The Company pays a commitment fee of 0.25% on the average daily amount of the facility available, but unused. The Company can elect to base the interest rate on various rates plus specific spreads depending on the amount of borrowings outstanding. If drawn, the Company would pay interest on ABL borrowings at a floating rate based upon LIBOR plus a spread of between 1.25% and 1.75%, depending on the usage of the facility during the most recent quarter. Based on current usage, the Company would pay LIBOR plus 1.25%.

Convertible Notes

On November 1, 2019, the Company issued $300.0 million in aggregate principal amount of 1.5% unsecured convertible senior notes due 2025 (the “Convertible Notes”). The net proceeds from the issuance of the Convertible Notes, after deducting the initial purchasers' transaction fees and offering expense payable by the Company, were approximately $290.2 million. The Convertible Notes bear interest at the annual rate of 1.5%, payable on April 1 and October 1 of each year, beginning on April 1, 2020, and will mature on April 1, 2025, unless earlier converted or repurchased by the Company.

The Convertible Notes are convertible into cash, shares of the Company's common stock or a combination thereof, at the election of the Company, at an initial conversion rate of 15.6906 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $63.73 per share, as may be adjusted pursuant to the terms of the indenture governing the Convertible Notes (the "Convertible Notes Indenture"). The Convertible Notes may be converted at any time on or after October 1, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date.

The conversion rate of the Convertible Notes may be adjusted in certain circumstances, including in connection with a conversion of the Convertible Notes made following certain fundamental changes and under other circumstances set forth in the Convertible Notes Indenture. It is the Company's current intent to settle all conversions of the Convertible Notes through settlement of cash.

Prior to the close of business on the business day immediately preceding October 1, 2024, the Convertible Notes will be convertible only under the following circumstances:

(1) during any calendar quarter commencing after December 31, 2019 if the closing sale price of the common stock is more than 130% of the applicable conversion price on each applicable trading day for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;

(2) during the five consecutive business day period after any five consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate for the Convertible Notes on each such trading day; or
(3) upon the occurrence of certain specified corporate events set forth in the Convertible Notes Indenture.

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

On October 29, 2019 and October 30, 2019, the Company also entered into privately negotiated warrant transactions (collectively, the “Warrant Transactions” and, together with the Hedge Transactions, the “Call Spread Transactions”), whereby the Company sold warrants at a higher strike price relating to the same number of shares of the Company's common stock that initially underlie the Convertible Notes, subject to customary anti-dilution adjustments. The initial strike price of the warrants is $96.20 per share (subject to adjustment under the terms of the Warrant Transactions), which is 100% above the last reported sale price of the Company's common stock on October 29, 2019. The Warrant Transactions could have a dilutive effect to the Company's stockholders to the extent that the market price per share of the Company's common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants.

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

Accounting Treatment of the Convertible Notes and Related Hedge Transactions and Warrant Transactions

The Call Spread Transactions were classified as equity. The Company bifurcated the proceeds from the offering of the Convertible Notes between liability and equity components. On the date of issuance, the liability and equity components were calculated to be approximately $215.0 million and $85.0 million, respectively. The initial $215.0 million liability component was determined based on the fair value of similar debt instruments excluding the conversion feature assuming a hypothetical interest rate of 8.0%. The initial $85.0 million ($64.1 million net of tax) equity component represents the difference between the fair value of the initial $215.0 million in debt and the $300.0 million of gross proceeds. The related initial debt discount of $85.0 million is being amortized over the life of the Convertible Notes as non-cash interest expense using the effective interest method.

In connection with the above-noted transactions, the Company incurred approximately $9.8 million of offering-related costs. These offering fees were allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt and equity issuance costs, respectively. The Company allocated $7.0 million of debt issuance costs to the liability component, which were capitalized as deferred financing costs within Long-term debt. These costs are being amortized as interest expense over the term of the debt using the effective interest method. The remaining $2.8 million of transaction costs allocated to the equity component were recorded as a reduction of the equity component.

The components of long-term debt are as follows:

(in thousands)	August 29, 2020	August 31, 2019
ABL	$—	$—
Term Loan	—	260,000
Senior Secured Notes	300,000	—
Convertible Notes	300,000	—
Long-term debt, excluding debt issuance costs	600,000	260,000
Convertible Notes unamortized interest discount	(74,294)	—
Debt issuance cost, net	(13,076)	(5,706)
Long-term debt	512,630	254,294
Less current maturities	—	8,892
Long-term debt, less current maturities	$512,630	$245,402

As of August 29, 2020, the fair value of long-term debt, excluding debt issuance costs, was $674.7 million. As of August 31, 2019, the fair value of long-term debt, excluding debt issuance costs, was $255.8 million.

Aggregate contractual maturities of debt in future fiscal years, are as follows:

(in thousands)	Amount
Fiscal 2021	$—
Fiscal 2022	—
Fiscal 2023	—
Fiscal 2024	—
Fiscal 2025	300,000
Thereafter	300,000
Total Long-term debt	$600,000

Note 10: Leases

The Company's leases primarily include operating leases for office and manufacturing space and equipment. The Company's finance leases are primarily for real estate. For any lease with an initial term in excess of 12 months, the related lease assets and liabilities are recognized on the Condensed Consolidated Balance Sheets as either operating or finance leases at the inception of an agreement where it is determined that a lease exists. The Company has lease agreements that contain both lease and non-lease components, and has elected to combine lease and non-lease components for all classes of assets. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. When the terms of multiple lease agreements are materially consistent, the Company has elected the portfolio approach for our asset and liability calculations.

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

The following table details the supplemental balance sheet information related to the Company's leases:

(in thousands)	Classification	August 29, 2020
Assets
Operating leases	Operating lease assets	$29,463
Finance leases	Other assets	$4,398
Total lease assets		$33,861

Liabilities
Current: Operating leases	Accrued expenses: Other	$2,660
Current: Finance leases	Accrued expenses: Other	539
Non-Current: Operating leases	Operating lease liabilities	27,048
Non-Current: Finance leases	Non-current liabilities: Other	$4,868
Total lease liabilities		$35,115

The following table details the operating lease cost incurred:

		Year Ended
(in thousands)	Classification	August 29, 2020
Operating lease expense(1)	Costs of goods sold and SG&A	$6,962
Finance lease cost:
Depreciation of lease assets	Costs of goods sold and SG&A	474
Interest on lease liabilities	Interest expense	289
Total lease cost		$7,725
(1) Operating lease expense includes short-term leases and variable lease payments, which are immaterial.

The Company's future lease commitments for future fiscal years as of August 29, 2020 included the following related party and non-related party leases:

	Operating Leases as of August 29, 2020			Financing Leases
(in thousands)	Related Party Amount	Non-Related Party Amount	Total	Non-Related Party Amount
Fiscal 2021	$900	$3,503	$4,403	$855
Fiscal 2022	900	3,188	4,088	851
Fiscal 2023	1,500	2,897	4,397	842
Fiscal 2024	1,800	2,587	4,387	846
Fiscal 2025	1,800	2,393	4,193	867
Thereafter	7,800	9,518	17,318	2,575
Total future undiscounted lease payments	14,700	24,086	38,786	6,836
Less: Interest	3,874	5,204	9,078	1,429
Total reported lease liabilities	$10,826	$18,882	$29,708	$5,407

The Company's future minimum lease payments for future fiscal years as determined prior to the adoption of ASC 842, Leases, and as disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2019, included the following related party and non-related party leases:

	Operating Leases as of August 31, 2019
(in thousands)	Related Party Amount	Non-Related Party Amount	Total
Fiscal 2020	$2,864	$1,236	$4,100
Fiscal 2021	2,863	1,068	3,931
Fiscal 2022	2,863	759	3,622
Fiscal 2023	3,597	530	4,127
Fiscal 2024	3,963	361	4,324
Thereafter	25,064	1,359	26,423
Total future lease commitments	$41,214	$5,313	$46,527

The following table details additional information related to the Company's leases:

(in thousands)	August 29, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,463
Operating cash flows from financing leases	289
Financing cash flows from financing leases	362
Lease assets obtained in exchange for new lease liabilities:
Operating leases	1,179
Finance leases (1)	5,664

August 29, 2020
Weighted average remaining lease term:
Operating leases	8.7
Finance leases	7.8
Weighted average discount rate:
Operating leases	6.2%
Finance leases	6.2%
(1)    Represents the lease liability added. Lease assets are offset by a $1.0 million unfavorable lease liability created by the acquisition of Newmar.

Note 11: Employee and Retiree Benefits

Deferred compensation benefits are as follows:

(in thousands)	August 29, 2020	August 31, 2019
Non-qualified deferred compensation	$11,460	$13,093
Supplemental executive retirement plan	1,838	2,072
Executive share option plan	—	12
Executive deferred compensation plan	710	621
Total deferred compensation benefits	14,008	15,798
Less current portion(1)	2,878	2,920
Deferred compensation benefits, net of current portion	$11,130	$12,878
(1)    Included in accrued compensation in the consolidated balance sheets.

Deferred Compensation Benefits

Non-Qualified Deferred Compensation

The Company has a Non-Qualified Deferred Compensation Program which permitted key employees to annually elect to defer a portion of their compensation until their retirement. The plan has been closed to any additional deferrals since January 2001. The retirement benefit to be provided is based upon the amount of compensation deferred and the age of the individual at the time of the contracted deferral. An individual generally vests at age 55 and 5 years of participation under the plan. For deferrals prior to December 1992, vesting occurs at the later of age 55 and 5 years of service from first deferral or 20 years of service. Deferred compensation expense was $0.9 million, $0.9 million, and $1.1 million in Fiscal 2020, 2019, and 2018, respectively.

Supplemental Executive Retirement Plan ("SERP")

The primary purpose of this plan was to provide the Company's officers and managers with supplemental retirement income for a period of 15 years after retirement. The Company has not offered this plan on a continuing basis to members of management since 1998. The plan was funded with individual whole life insurance policies (split dollar program) owned by the named insured officer or manager. The Company initially paid the life insurance premiums on the life of the individual, and the individual would receive life insurance and supplemental cash payments during the 15 years following retirement. In October 2008, the plan was amended as a result of changes in the tax and accounting regulations and rising administrative costs. Under the redesigned SERP, the underlying life insurance policies previously owned by the insured individual became company-owned life insurance ("COLI") by a release of all interests by the participant and assignment to Winnebago Industries as a prerequisite to participate in the SERP and transition from the Split Dollar Program. This program remains closed to new employee participation.

To assist in funding the deferred compensation and SERP liabilities, the Company has invested in COLI policies. The cash surrender value of these policies is presented in investment in life insurance in the accompanying balance sheets and consists of the following:

(in thousands)	August 29, 2020	August 31, 2019
Cash value	$64,214	$61,836
Borrowings	(36,376)	(34,990)
Investment in life insurance	$27,838	$26,846

Executive Deferred Compensation Plan

In December 2006, the Company adopted the Winnebago Industries, Inc. Executive Deferred Compensation Plan (the "Executive Deferred Compensation Plan"). Under the Executive Deferred Compensation Plan, corporate officers and certain key employees may annually choose to defer up to 50% of their salary and up to 100% of their cash incentive awards. The assets are presented as other assets in the accompanying balance sheets. Such assets on August 29, 2020 and August 31, 2019 were $0.7 million and $0.6 million, respectively.

Profit Sharing Plan

The Company has a qualified profit sharing and contributory 401(k) plan for eligible employees. The plan provides matching contributions made by Winnebago Industries and discretionary contributions as approved by the Board of Directors. Matching contributions to the plan for Fiscal 2020, 2019, and 2018 were $3.4 million, $2.9 million, and $2.3 million, respectively. No discretionary contributions were approved for the years presented.

Note 12: Contingent Liabilities and Commitments

Repurchase Commitments

Generally, manufacturers in the RV, motorhome, and boat industries enter into repurchase agreements with lending institutions which have provided wholesale floorplan financing to dealers. Most dealers are financed on a "floorplan" basis under which a bank or finance company lends the dealer all, or substantially all, of the purchase price, collateralized by a security interest in the units purchased.

The Company's repurchase agreements generally provide that, in the event of default by the dealer on the agreement to pay the lending institution, Winnebago Industries will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 24 months, provide that the Company's liability will be the lesser of remaining principal owed by the dealer to the lending institution, or dealer invoice less periodic reductions based on the time since the date of the original invoice. The Company's liability cannot exceed 100% of the dealer invoice. In certain instances, the Company also repurchases inventory from dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of RVs or boats to repurchase current inventory if a dealership exits the business. The Company's total contingent liability on all repurchase agreements was approximately $798.9 million and $874.9 million at August 29, 2020 and August 31, 2019, respectively.

Repurchased sales are not recorded as a revenue transaction, but the net difference between the original repurchase price and the resale price are recorded against the loss reserve, which is a deduction from gross revenue. The Company's loss reserve for repurchase commitments contains uncertainties because the calculation requires management to make assumptions and apply judgment regarding a number of factors. The Company's risk of loss related to these repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to the Company's repurchase agreements represents all financed dealer inventory at the period reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on these repurchase agreements and the Company's historical loss experience, an associated loss reserve is established which is included in accrued expenses-other on the consolidated balance sheets. The Company's repurchase accrual was $1.0 million and $0.9 million as of August 29, 2020 and August 31, 2019, respectively. Repurchase risk is affected by the credit worthiness of the Company's dealer network and it is not believed that there is a reasonable likelihood there will be a material change in the estimates or assumptions used to establish the loss reserve for repurchase commitments.

A summary of the activity for the fiscal years stated for repurchased units is as follows:

($ in thousands)	2020	2019	2018
Inventory repurchased:
Units	107	125	56
Dollars	$2,592	$5,535	$1,716
Inventory resold:
Units	118	109	56
Cash collected	$2,540	$4,634	$1,585
Loss recognized	$252	$556	$132
Units in ending inventory	5	16	—

Litigation

The Company is involved in various legal proceedings which are ordinary and routine litigation incidental to the business, some of which are covered in whole or in part by insurance. While the Company believes the ultimate disposition of litigation will not have a material adverse effect on the Company's financial position, results of operations or liquidity, there exists the possibility that such litigation may have an impact on results for a particular reporting period in which litigation effects become probable and reasonably estimable. Though the Company does not believe there is a reasonable likelihood that there will be a material change related to these matters, litigation is subject to inherent uncertainties and management’s view of these matters may change in the future.

Note 13: Revenue Recognition

The following table disaggregates revenue by reportable segment and product category:

(in thousands)	2020	2019
Net Revenues
Towable:
Fifth Wheel	$690,452	$688,932
Travel Trailer	519,282	489,956
Other(1)	17,833	18,439
Total Towable	1,227,567	1,197,327
Motorhome:
Class A	479,120	178,750
Class B	332,961	255,000
Class C	211,468	246,417
Other(1)	33,245	26,760
Total Motorhome	1,056,794	706,927
Corporate / All Other:
Other(2)	71,172	81,420
Total Corporate / All Other	71,172	81,420
Consolidated	$2,355,533	$1,985,674
(1)    Relates to parts, accessories, and services.
(2)    Relates to marine and specialty vehicle units, parts, accessories, and services.

The Company generates all operating revenue from contracts with customers. The Company's primary source of revenue is generated through the sale of manufactured motorized units, non-motorized towable units, and marine units to the Company's independent dealer network (customers). The Company also generates income through the sale of certain parts and services, acting as the principal in these arrangements. The revenue standard requirements are applied to a portfolio of contracts (or performance obligations) with similar characteristics for transactions where it is expected that the effects on the financial statements of applying the revenue recognition guidance to the portfolio would not differ materially from applying this guidance to the individual contracts (or performance obligations) within that portfolio. Revenue is recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the transaction price consideration that the Company expects to receive in exchange for those goods or services. Control refers to the ability of the customer to direct the use of, and obtain substantially all of, the remaining benefits from the goods or services. The Company's transaction price consideration is fixed, unless otherwise disclosed below as variable consideration. The Company made an accounting policy election to exclude from revenue sales and usage-based taxes collected.

Unit revenue

Unit revenue is recognized at a point-in-time when control passes, which generally occurs when the unit is shipped to or picked-up from the Company's manufacturing facilities by the customer. The Company's payment terms are typically before or on delivery, and do not include a significant financing component. The amount of consideration received and recorded to revenue varies with changes in marketing incentives and offers to customers. These marketing incentives and offers to customers are considered variable consideration. The Company adjusts the estimate of revenue at the earlier of when the most likely amount of consideration expected to be received changes or when the consideration becomes fixed.

The Company's contracts include some incidental items that are immaterial in the context of the contract. The Company has made an accounting policy election to not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer. The Company has made an accounting policy election to account for any shipping and handling costs that occur after the transfer of control as a fulfillment cost that is accrued when control is transferred. Warranty obligations associated with the sale of a unit are assurance-type warranties that are a guarantee of the unit’s intended functionality and, therefore, do not represent a distinct performance obligation within the context of the contract. Contract costs incurred related to the sale of manufactured units are expensed at the point-in-time when the related revenue is recognized.

The Company does not have material contract assets or liabilities. The Company establishes allowances for uncollectible receivables based on historical collection trends and write-off history.

Concentration of Risk
None of the Company's dealer organizations accounted for more than 10% of Net revenues for Fiscal 2020, 2019, and 2018.

Note 14: Stock-Based Compensation Plans

On December 11, 2018, our shareholders approved the Winnebago Industries, Inc. 2019 Omnibus Incentive Plan ("2019 Plan") as detailed in the Proxy Statement for the 2018 Annual Meeting of Shareholders. The 2019 Plan allows the Company to grant or issue non-qualified stock options, incentive stock options, share awards, and other equity compensation to key employees and to non-employee directors. The 2019 Plan replaces the 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan (as amended, the "2014 Plan"). The number of shares of the Company's Common Stock that may be the subject of awards and issued under the 2019 Plan is 4.1 million, plus the shares subject to any awards outstanding under the 2014 Plan and the predecessor plan, the 2004 Incentive Compensation Plan (the “2004 Plan”), on December 11, 2018 that subsequently expire, are forfeited or canceled, or are settled for cash. Until such time, however, awards under the 2014 Plan and the 2004 Plan, respectively, that were outstanding on December 11, 2018 will continue to be subject to the terms of the 2014 Plan or 2004 Plan, as applicable. Shares remaining available for future awards under the 2014 Plan were not carried over into the 2019 Plan.

The Company's outstanding options have a 10-year term. Options issued to employees generally vest over a three-year period in equal annual installments on the annual anniversary dates following the grant date. Share awards generally vest based either upon continued employment ("time-based") or upon attainment of specified goals. Outstanding share awards that are not time-based vest at the end of a three-year incentive period based upon the achievement of company performance goals ("performance-based"). Generally, time-based share awards vest over a three-year period in equal annual installments on the annual anniversary dates following the grant date. Time-based share awards to directors vest one year from the grant date.

Beginning with the Company's annual grant of restricted stock units in October 2018, dividend equivalents are attached to restricted stock units equal to dividends payable on the same number of shares of the Company's common stock during the applicable period. Dividend equivalents, settled in cash, accrue on restricted stock unit awards during the vesting period. No dividend equivalents are paid on any restricted stock units that are forfeited prior to the vesting date.

The Company's Employee Stock Purchase Plan ("ESPP") permits employees to purchase Winnebago Industries common stock at a 15% discount from the market price at the end of semi-annual purchase periods and is compensatory. Employees are required to hold the common stock purchased for one-year. In Fiscal 2020 and 2019, 21,094 shares and 30,956 shares, respectively, were purchased through the ESPP. Plan participants had accumulated $0.3 million and $0.2 million as of August 29, 2020 and August 31, 2019, respectively, to purchase the Company's common stock pursuant to this plan.

Compensation expense associated with share-based awards is recognized on a straight-line basis over the required service period and forfeitures are recorded when they occur. Total stock-based compensation expense for the past three fiscal years consisted of the following components:

(in thousands)	2020	2019	2018
Share awards:
Time-based	$4,287	$4,986	$4,152
Performance-based	796	716	2,525
Stock options	990	925	502
Other(1)	402	431	255
Total stock-based compensation expense	$6,475	$7,058	$7,434
(1)    Includes stock-based compensation expense related to Board of Directors stock award expense and ESPP expense. Directors may elect to defer all or part of their annual retainer into a deferred compensation plan. The plan allows them to defer into either money units or stock units.

Share Awards - Time-Based

The fair value of time-based share awards is determined based on the closing market price of the Company's stock on the date of grant. A summary of the status of nonvested time-based share awards at August 29, 2020, and changes during Fiscal 2020, is as follows:

	Shares	Weighted Average Fair Value
Outstanding at August 31, 2019	215,506	$33.40
Granted	166,440	$42.76
Vested	(77,550)	$34.45
Forfeited/canceled	(2,132)	$36.08
Outstanding at August 29, 2020	302,264	$38.27

As of August 29, 2020, there was $5.0 million of unrecognized compensation expense related to nonvested time-based share awards that are expected to be recognized over a weighted average period of 0.8 years. The total fair value of awards vested during Fiscal 2020, 2019, and 2018 was $3.3 million, $6.6 million, and $7.1 million, respectively.

On October 13, 2020, the Board of Directors granted 69,538 restricted stock units under the 2019 Plan valued at $3.8 million to the Company's key management group. The value of the restricted stock units, which is based on the closing price of Winnebago Industries common stock on the date of grant, was $54.49. Estimated non-cash stock compensation expense based on this grant is expected to be approximately $1.8 million for Fiscal 2021.

Share Awards - Performance-Based

The fair value of performance-based share awards is determined based on the closing market price of the Company's stock on the date of grant. A summary of the status of the Company's nonvested performance-based share awards at August 29, 2020, and changes during Fiscal 2020, is as follows:

	Shares	Weighted Average Fair Value
Outstanding at August 31, 2019	207,433	$33.87
Granted	64,914	$47.93
Vested	(65,302)	$28.21
Forfeited/canceled	(18,053)	$32.79
Outstanding at August 29, 2020	188,992	$40.73

As of August 29, 2020, there was $2.9 million of unrecognized compensation expense related to nonvested performance-based share awards that are expected to be recognized over a weighted average period of 0.9 years. The total fair value of performance-based share awards vested during Fiscal 2020 was $2.4 million. No performance-based share awards vested during Fiscal 2019 or 2018.

Stock Options

A summary of stock option activity for Fiscal 2020 is as follows:

	Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at August 31, 2019	253,145	$34.43
Granted	55,036	$47.93
Exercised	(9,718)	$34.21
Forfeited/canceled	(6,019)	$35.09
Outstanding at August 29, 2020	292,444	$36.96	7.7	$6,273
Vested and expected to vest at August 29, 2020	292,444	$36.96	7.7	$6,273
Exercisable at August 29, 2020	142,754	$34.20	6.9	$3,455

As of August 29, 2020, there was $1.3 million of unrecognized compensation expense related to option awards that is expected to be recognized over a weighted average period of 0.8 years.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Valuation Assumptions(1)	2020	2019	2018
Expected dividend yield	0.9%	1.3%	0.9%
Risk-free interest rate(2)	1.7%	3.0%	2.0%
Expected life of stock options (in years)(3)	5	5	5
Expected stock price volatility(4)	41.2%	39.1%	38.1%
Weighted average fair value of options granted	$17.18	$11.09	$14.78
(1)    Forfeitures are recorded when they occur.
(2)    Based on U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.
(3)    Estimated based on historical experience.
(4)    Based on historical experience over a term consistent with the expected life of the stock options.

Note 15: Restructuring

During the third quarter of Fiscal 2020, the Company completed a reduction in force intended to improve operational efficiencies and to align with the Company's long-term strategic plan, which has resulted in headcount reductions in the Motorhome segment. As a result, the Company recognized $1.5 million of restructuring charges during the latter half of Fiscal 2020. These charges include termination benefits.

On February 4, 2019, the Company announced the intent to move the Motorhome diesel production from Junction City, OR to Forest City, IA to enable more effective product development and improve cost structure. The associated charges include termination benefits, asset-related expenses, facility closure costs, headcount reductions, and other related costs. Employee-related costs were primarily paid in Fiscal 2019.

The following table details the aggregate restructuring charges incurred:

	Motorhome
(in thousands)	2020	2019
Cost of goods sold	$1,650	$1,724
Selling, general, and administrative expenses	47	219
Restructuring expense	$1,697	$1,943

Expenses in the current Fiscal year mainly include headcount reductions and adjustments for facility closure costs. The Company expects approximately $0.4 million of additional restructuring costs related to the facility closure. These costs could be higher or lower in the event the Company makes additional decisions in future periods that impact reorganization efforts.

Note 16: Income Taxes

Income tax expense consisted of the following:

(in thousands)	2020	2019	2018
Current
Federal	$14,318	$16,433	$28,874
State	2,806	3,138	5,215
Total	17,124	19,571	34,089
Deferred
Federal	(790)	6,395	5,123
State	(500)	1,145	1,071
Total	(1,290)	7,540	6,194
Provision for income taxes	$15,834	$27,111	$40,283

The following table provides a reconciliation of the U.S. statutory income tax rate to the Company's effective income tax rate:

	2020	2019	2018
U.S. federal statutory rate(1)	21.0%	21.0%	25.9%
State taxes, net of federal benefit	1.9%	2.9%	3.0%
Impact from Tax Act	—%	—%	2.6%
Domestic production activities deduction	—%	—%	(2.2)%
Income tax credits	(2.5)%	(4.5)%	(0.5)%
Nondeductible compensation	0.9%	—%	—%
Tax-free and dividend income	(0.6)%	(0.5)%	(0.4)%
Uncertain tax position settlements and adjustments	0.1%	0.9%	0.1%
Other items	(0.3)%	(0.3)%	(0.3)%
Effective tax provision rate	20.5%	19.5%	28.2%
(1)    The U.S. federal statutory rate for Fiscal 2018 is a blended rate, which includes the impact of the Tax Cuts and Jobs Act (the "Tax Act") enactment.

The Company's effective tax rate increased to 20.5% for Fiscal 2020 from 19.5% for Fiscal 2019 due primarily to the favorable impact in the prior year of research and development credits partially offset by the reduction in annual pre-tax income in Fiscal 2020.

The tax effects of temporary differences that give rise to deferred income taxes were as follows:

(in thousands)	August 29, 2020	August 31, 2019
Warranty reserves	$13,969	$10,949
Deferred compensation	5,406	3,989
Self-insurance reserve	3,426	2,617
Stock-based compensation	2,865	2,558
Accrued vacation	1,681	1,227
Unrecognized tax benefit	498	444
Inventory	717	—
Leases	8,638	—
Other(1)	3,295	3,337
Total deferred tax assets	40,495	25,121
Convertible notes	3,125	—
Intangibles	32,933	28,055
Depreciation	11,715	8,192
Inventory	—	906
Leases	8,330	—
Total deferred tax liabilities	56,103	37,153
Total deferred income tax liabilities, net	$15,608	$12,032
(1)    At August 29, 2020, other includes $0.5 million related to state net operating losses. At August 31, 2019, other includes $0.6 million and $0.4 million related to federal and state net operating losses, respectively. These net operating losses are subject to various expiration periods from 5 years to no expiration. We have evaluated all the positive and negative evidence and consider it more likely than not that these carryforwards can be realized before expiration.
Changes in the unrecognized tax benefits are as follows:

(in thousands)	2020	2019	2018
Balance at beginning of year	$2,822	$1,220	$1,195
Gross increases-tax positions in a prior year	2,486	1,173	25
Gross increases-current year tax positions	522	429	—
Balance at end of year	5,830	2,822	1,220
Accrued interest and penalties	681	769	525
Total unrecognized tax benefits	$6,511	$3,591	$1,745

The amount of unrecognized tax benefits is not expected to change materially within the next 12 months. If the remaining uncertain tax positions are ultimately resolved favorably, $2.9 million of unrecognized tax benefits would have a favorable impact on the Company's effective tax rate. It is the Company's policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense.

The Company files a U.S. Federal tax return, as well as returns in various international and state jurisdictions. Although certain years are no longer subject to examination by the Internal Revenue Service ("IRS") and various state taxing authorities, net operating loss carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities. As of August 29, 2020, the Company's federal returns from Fiscal 2017 to present are subject to review by the IRS. With limited exception, state returns from Fiscal 2016 to present continue to be subject to review by state taxing jurisdictions. Several years may lapse before an uncertain tax position is audited and finally resolved and it is difficult to predict the outcome of such audits.

Note 17: Income per Share

The following table reflects the calculation of basic and diluted income per share:

(in thousands, except per share data)	2020	2019	2018
Numerator
Net income	$61,442	$111,798	$102,357

Denominator
Weighted average common shares outstanding	33,236	31,536	31,596
Dilutive impact of stock compensation awards	218	185	218
Weighted average common shares outstanding, assuming dilution	33,454	31,721	31,814

Anti-dilutive securities excluded from Weighted average common shares outstanding, assuming dilution	39	189	62

Basic income per common share	$1.85	$3.55	$3.24
Diluted income per common share	$1.84	$3.52	$3.22

Anti-dilutive securities were not included in the computation of diluted income per share as they are considered anti-dilutive under the treasury stock method.

Note 18: Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income ("AOCI") by component, net of tax, were:

	2020			2019
(in thousands)	Defined Benefit Pension Items	Interest Rate Swap	Total	Defined Benefit Pension Items	Interest Rate Swap	Total
Balance at beginning of year	$(559)	$68	$(491)	$(591)	$1,483	$892
OCI before reclassifications	—	(500)	(500)	—	(1,415)	(1,415)
Amounts reclassified from AOCI	33	432	465	32	—	32
Net current-year OCI	33	(68)	(35)	32	(1,415)	(1,383)
Balance at end of year	$(526)	$—	$(526)	$(559)	$68	$(491)

Reclassifications out of AOCI, net of tax, were:

(In thousands)	Location on Consolidated Statements of Income and Comprehensive Income	2020	2019	2018
Amortization of net actuarial loss	SG&A	$33	$32	$27
Interest rate contract	Interest expense	432	—	—
Total reclassifications		$465	$32	$27

Note 19: Interim Financial Information (Unaudited)

The following tables show selected operating results for each 3-month quarter of Fiscal 2020 and 2019 (unaudited):

Fiscal 2020	Quarter Ended
(In thousands, except per share data)	November 30, 2019	February 29, 2020	May 30, 2020	August 29, 2020
Net revenues	$588,458	$626,810	$402,458	$737,807
Gross profit	78,613	79,782	32,024	122,509
Operating income	23,894	29,644	(8,173)	68,398
Net income	14,068	17,268	(12,353)	42,459
Net income per share (basic)	0.44	0.51	(0.37)	1.26
Net income per share (diluted)	0.44	0.51	(0.37)	1.25

Fiscal 2019	Quarter Ended
(In thousands, except per share data)	November 24, 2018	February 23, 2019	May 25, 2019	August 31, 2019(1)
Net revenues	$493,648	$432,690	$528,940	$530,396
Gross profit	70,996	66,429	86,584	83,188
Operating income	32,625	28,903	48,974	44,765
Net income	22,161	21,598	36,171	31,868
Net income per share (basic)	0.70	0.68	1.15	1.01
Net income per share (diluted)	0.70	0.68	1.14	1.01
(1)    During the quarter ended August 31, 2019, the Company recorded a $10.8 million reduction of WIP inventory and increase to Cost of goods sold for the cumulative correction of an immaterial error related to prior periods. The error was not material to the Consolidated Financial Statements for any quarterly or annual period.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(d)), as of the end of the period covered by this Annual Report (the "Evaluation Date"). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

Evaluation of Internal Control Over Financial Reporting

Management's report on internal control over financial reporting as of August 29, 2020 is included within Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K and is incorporated herein by reference. The report of Deloitte & Touche LLP on the effectiveness of internal control over financial reporting is included within Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the fourth fiscal quarter ended August 29, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are implementing an Enterprise Resource Planning ("ERP") system which is expected to improve the efficiency of certain financial and related transaction processes. The implementation of an ERP system will likely affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness. As part of the ERP implementation, internal controls over financial reporting are being tested for effectiveness with respect to the scope of the phase completed. We concluded that the implementation of ERP in these circumstances will not materially affected our internal control over financial reporting. The implementation will continue to be evaluated for effect on our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Reference is made to the table entitled "Information about our Executive Officers" in Part I of this report and to the information included under the captions Corporate Governance, Election of Directors, and Fiscal 2021 Shareholder Proposals in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 15, 2020, which information is incorporated by reference herein.

We have adopted a written code of ethics, the "Code of Conduct" (the "Code"), which is applicable to each of our employees, including our Chief Executive Officer, Chief Financial Officer, and Treasurer (such three officers, collectively, the "Senior Officers"). In accordance with the rules and regulations of the SEC, a copy of the Code is posted on our website at www.winnebagoind.com in the "Company" section under "Investor Relations - Corporate Governance."

We intend to disclose any changes in or waivers from the Code applicable to any Senior Officer on our website at www.winnebagoind.com or by filing a Form 8-K.

Item 11. Executive Compensation.

Reference is made to the information included under the captions Director Compensation and Executive Compensation in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 15, 2020, which information is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Reference is made to the table entitled Equity Compensation Plan Information included in Item 5, Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities, of this Annual Report on Form 10-K and to the share ownership information included under the caption Voting Securities and Principal Holders Thereof in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 15, 2020, which information is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Reference is made to the information included under the caption Corporate Governance in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 15, 2020, which information is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

Reference is made to the information included under the caption Independent Registered Public Accountant's Fees and Services in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 15, 2020 which information is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1.Our consolidated financial statements are set forth under Item 8 of this report.

2.Financial Statement Schedules: Winnebago Industries, Inc. and Subsidiaries

    All schedules are omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto.

3.Exhibit Index

Exhibit No.		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
2a.	Securities Purchase Agreement by and among, Grand Design RV, LLC, Octavius Corporation, Winnebago Industries, Inc., Summit Partners Growth Equity Fund VIII-B, L.P., Summit Partners Growth Equity Fund VIII-A, L.P., Summit Partners Entrepreneur Advisors Fund I, L.P., Summit Investors I, LLC, Summit Investors I (UK), L.P., SP GE VIII-B GD RV Holdings, L.P., RDB III, Inc., and each of the shareholders of RDB III, Inc.	8-K	2.1	10/05/2016
2b.	Stock Purchase Agreement dated as of September 15, 2019, by and among Winnebago Industries, Inc., Octavius Corporation, Newmar Corporation, Dutch Real Estate Corp., New-Way Transport Corp., New-Serv, Inc., the shareholders of Newmar Corporation, Dutch Real Estate Corp., New-Way Transport Corp. and New-Serv, Inc. and Matthew Miller, as Sellers Agent.	8-K	2.1	09/16/2019
3a.	Articles of Incorporation.	10-K	3a	10/18/2018
3b.	Amended By-Laws of the Registrant.	8-K	3.1	03/29/2016
4a.	Description of Securities.	10-K	4a	10/23/2019
4b.	Indenture, dated November 1, 2019, by and between Winnebago Industries, Inc. and U.S. Bank National Association.	8-K	4.1	11/04/2019
4c.	Form of 1.50% Convertible Senior Note due 2025 (included in Exhibit 4b)	8-K	4.2	11/04/2019
4d.	Indenture, dated as of July 8, 2020, by and among Winnebago Industries, Inc., the guarantors named therein and U.S. Bank National Association, as trustee.	8-K	4.1	07/09/2020
4e.	Form of 6.250% Senior Secured Note due 2028 (included in Exhibit 4d)	8-K	4.2	07/09/2020
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
10f.
Winnebago Industries, Inc. 2019 Omnibus Incentive Plan, previously filed as Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A filed on October 31, 2018 (Commission File Number 001-06403) and incorporated by reference herein.*
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
		10-K	10.C	11/22/1995
10i.	Winnebago Industries, Inc. Officers' Long-Term Incentive Plan, fiscal three-year period 2018, 2019, and 2020.*	8-K	99.2	10/20/2017
10j.	Form of Non-Qualified Stock Option Agreement under Winnebago Industries, Inc. 2014 Omnibus Equity, Performance, and Incentive Compensation Plan (Fiscal 2019 awards and later).*	10-Q	10.b	12/20/2018
10k.	Form of Restricted Stock Unit Award Agreement (Executives) under Winnebago Industries, Inc. 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan (Fiscal 2019 awards and later).*	10-Q	10.c	12/20/2018
10l.	Form of Performance Stock Unit Agreement under Winnebago Industries, Inc. 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan (Fiscal 2019 awards and later).*	10-Q	10.d	12/20/2018
10m.
Form of Restricted Stock Unit Award Agreement (Non-Employee Director) under Winnebago Industries, Inc. 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan (Fiscal 2019 awards and later).*
		10-Q	10.e	12/20/2018
10n.	Executive Change in Control Agreement dated November 2018 between Winnebago Industries, Inc. and Michael J. Happe.*	10-K	10p	10/23/2019
10o.	Form of Change in Control Agreement.**	10-Q	10.f	12/20/2018
10p.	Winnebago Industries, Inc. Supplemental Executive Retirement Plan.*	10-K	10.Z	10/27/2009
10q.	Winnebago Industries, Inc. Executive Incentive Compensation Plan for Fiscal Period 2021.*				X

Exhibit No.		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
10r.	Form of Performance Stock Unit Agreement under Winnebago Industries, Inc. 2019 Omnibus Incentive Plan (Special FY21 1-year award).*				X
10s.	Form of Performance Stock Unit Agreement under Winnebago Industries, Inc. 2019 Omnibus Incentive Plan (Fiscal 2021 awards)				X
10t.	Non-competition, Non-solicitation and Confidentiality Agreement by and among Octavius Corporation, Winnebago Industries, Inc., Grand Design RV, LLC, RDB III, Inc., Ronald Fenech, Donald Clark and William Fenech.	8-K	10.1	10/05/2016
10u.	Non-Solicitation and Confidentiality Agreement by and among Octavius Corporation, Winnebago Industries, Inc., Grand Design, RV, LLC, Summit Partners Growth Equity Fund VIII-B, L.P., Summit Partners Growth Equity Fund VIII-A, L.P., Summit Partners Entrepreneur Advisors Fund I, L.P., Summit Investors I, LLC, Summit Investors I (UK), L.P., and SP GE VIII-B GD RV Holdings, L.P.	8-K	10.2	10/05/2016
10v.	Registration Rights Agreement by and among Winnebago Industries, Inc., Summit Partners Growth Equity Fund VIII-A, L.P., Summit Partners Growth Equity Fund VIII-B, L.P., Summit Partners Entrepreneur Advisors Fund I, L.P., Summit Investors I, LLC, Summit Investors I (UK), L.P. and SP GE VIII-B GD RV Holdings, L.P., Donald Clark, Ronald Fenech, and William Fenech.	8-K	10.3	10/05/2016
10w.	Employment Agreement by and between Grand Design RV, LLC and Donald Clark dated October 2, 2016, including Exhibit A, Executive Change of Control Agreement between Winnebago Industries, Inc. and Donald Clark.*	8-K	10.9	10/05/2016
10x.	Loan Agreement by and among Winnebago Industries, Inc., Octavius Corporation and JPMorgan Chase Bank, N.A.	8-K	99.2	11/14/2016
10y.	Amendment No. 1 to Loan Agreement dated as of December 8, 2017 among Octavius Corporation, JPMorgan Chase Bank, N.A. as Administrative Agent and the lender parties hereto.	8-K	10.1	12/12/2017
10z.	Amended and Restated Credit Agreement dated as of October 22, 2019 among Winnebago Industries, Inc., Winnebago of Indiana, LLC and Grand Design RV, LLC, the other loan parties party thereto from time to time, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A.	8-K	10.1	10/23/2019
10aa.	Lease Agreement (Main Facility) dated November 8, 2016 by and between Three Oaks, LLC and Grand Design RV, LLC.	10-Q	99.4	12/29/2016
10ab.	Lease Agreement (Expansion Facility) dated November 8, 2016 by and between Three Oaks, LLC and Grand Design RV, LLC.	10-Q	99.5	12/29/2016
10ac.	Amended and Restated Employment Agreement between Winnebago Industries, Inc., Grand Design RV, LLC, and Donald Clark effective September 1, 2019.*	8-K	10.1	06/24/2019
10ad.	Amended and Restated Change in Control Agreement between Winnebago Industries, Inc. and Donald Clark effective September 1, 2019.*	8-K	10.2	06/24/2019
10ae.	Commitment Letter dated September 15, 2019, by and among Winnebago Industries, Inc., Goldman Sachs Bank USA, Bank of Montreal, and BMO Capital Markets Corp.	8-K	10.1	09/16/2019
10af.	Amended and Restated Credit Agreement dated as of October 22, 2019 among Winnebago Industries, Inc., Winnebago of Indiana, LLC and Grand Design RV, LLC, the other loan parties party thereto from time to time, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A.	8-K	10.1	10/23/2019
10ag.	Purchase Agreement, dated October 29, 2019, by and among Winnebago Industries, Inc., Goldman Sachs & Co. LLC and BMO Capital Markets Corp.	8-K	10.1	11/04/2019
10ah.	Base Convertible Bond Hedge Confirmation, dated October 29, 2019, between Winnebago Industries, Inc., and Goldman Sachs & Co. LLC.	8-K	10.2	11/04/2019

Exhibit No.		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
10ai.	Base Convertible Bond Hedge Confirmation, dated October 29, 2019, between Winnebago Industries, Inc., and Bank of Montreal.	8-K	10.3	11/04/2019
10aj.	Additional Convertible Bond Hedge Confirmation, dated October 30, 2019, between Winnebago Industries, Inc., and Goldman Sachs & Co. LLC.	8-K	10.4	11/04/2019
10ak.	Additional Convertible Bond Hedge Confirmation, dated October 30, 2019, between Winnebago Industries, Inc., and Bank of Montreal.	8-K	10.5	11/04/2019
10al.	Base Warrant Confirmation, dated October 29, 2019, between Winnebago Industries, Inc., and Goldman Sachs & Co. LLC.	8-K	10.6	11/04/2019
10am.	Base Warrant Confirmation, dated October 29, 2019, between Winnebago Industries, Inc., and Bank of Montreal	8-K	10.7	11/04/2019
10an.	Additional Warrant Confirmation, dated October 30, 2019, between Winnebago Industries, Inc., and Goldman Sachs & Co. LLC.	8-K	10.8	11/04/2019
10ao.	Additional Warrant Confirmation, dated October 30, 2019, between Winnebago Industries, Inc., and Bank of Montreal.	8-K	10.9	11/04/2019
10ap.	Standstill Agreement dated as of September 15, 2019, by and among Winnebago Industries, Inc. and each of the investors named on the signature pages thereto.	8-K	10.1	11/8/2019
10aq.	Lock-Up Letter Agreement dated September 15, 2019, by and among Winnebago Industries, Inc. and each of the parties named on the signature pages thereto.	8-K	10.2	11/8/2019
10ar.	Amendment No. 1 to Amended and Restated Credit Agreement dated as of November 15, 2019 among Winnebago Industries, Inc., Winnebago of Indiana, LLC and Grand Design RV, LLC, Newmar Corporation, the other loan parties thereto from time to time, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A.	10-Q	10.2	12/20/2019
10as.	First Restated and Amended Lease Agreement (Main Facility) dated October 4, 2019 by and between Three Oaks, LLC and Grand Design RV, LLC.	10-Q	10.14	12/20/2019
10at.	Second Restated and Amended Lease Agreement (Expansion Facility) dated October 4, 2019 by and between Three Oaks, LLC and Grand Design RV, LLC.	10-Q	10.15	12/20/2019
10au.	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of July 8, 2020, among Winnebago Industries, Inc., Winnebago of Indiana, LLC, Grand Design RV, LLC, Newmar Corporation, the other loan parties thereto from time to time, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent	8-K	10.1	7/9/2020
10av.	Intercreditor Agreement, dated as of July 8, 2020, among JPMorgan Chase Bank, N.A., U.S. Bank National Association, as collateral trustee, Winnebago Industries, Inc. and certain of its subsidiaries party thereto.	8-K	10.2	7/9/2020
21	List of Subsidiaries.				X
23	Consent of Independent Registered Public Accounting Firm.				X
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS XBRL Instance Document**

Exhibit No.		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
101.SCH XBRL Taxonomy Extension Schema Document**
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF XBRL Taxonomy Extension Definitions Linkbase Document**
101.LAB XBRL Taxonomy Extension Label Linkbase Document**
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document**
101
The following financial statements from our Annual Report on Form 10-K for the fiscal year ended August 29, 2020 in Inline Extensible Business Reporting Language ("iXBRL"): (i) the Consolidated Balance Sheets at August 29, 2020 and August 31, 2019, (ii) the Consolidated Statements of Income and Comprehensive Income for the fiscal year ended August 29, 2020 and August 31, 2019, (iii) the Consolidated Statements of Cash Flows for the fiscal year ended August 29, 2020 and August 31, 2019, (iv) the Consolidated Statements of Changes in Stockholders' Equity for the fiscal year ended August 29, 2020 and August 31, 2019, (v) and the Notes to Consolidated Financial Statements.

104	The cover page from the Winnebago Industries, Inc. Annual Report on Form 10-K for the fiscal year ended August 29, 2020, formatted in Inline XBRL (included as Exhibit 101).
*    Management contract or compensation plan or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.

By	/s/ Michael J. Happe
Michael J. Happe

President, Chief Executive Officer
(Principal Executive Officer)
Date: October 21, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 21, 2020, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Capacity

/s/ Michael J. Happe
Michael J. Happe	President, Chief Executive Officer (Principal Executive Officer)

/s/ Bryan L. Hughes
Bryan L. Hughes	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Sara E. Armbruster
Sara E. Armbruster	Director

/s/ Maria F. Blase
Maria F. Blase	Director

/s/ William C. Fisher
William C. Fisher	Director

/s/ Christopher J. Braun
Christopher J. Braun	Director

/s/ Robert M. Chiusano
Robert M. Chiusano	Director

/s/ David W. Miles
David W. Miles	Director

/s/ Richard D. Moss
Richard D. Moss	Director

/s/ John M. Murabito
John M. Murabito	Director