Form 10-Q
period 2020-11-28
WINNEBAGO INDUSTRIES INC
filed 2020-12-18
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 28, 2020

or

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

The number of shares of common stock, par value $0.50 per share, outstanding on December 10, 2020 was 33,554,500.

Winnebago Industries, Inc.

PART I. FINANCIAL INFORMATION.

Item 1. Condensed Consolidated Financial Statements.

Winnebago Industries, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended
(in thousands, except per share data)	November 28, 2020	November 30, 2019
Net revenues	$793,131	$588,458
Cost of goods sold	656,127	509,845
Gross profit	137,004	78,613
Selling, general, and administrative expenses	48,399	51,105
Amortization of intangible assets	3,590	3,614
Total operating expenses	51,989	54,719
Operating income	85,015	23,894
Interest expense	9,941	6,049
Non-operating loss (income)	94	(116)
Income before income taxes	74,980	17,961
Provision for income taxes	17,557	3,893
Net income	$57,423	$14,068

Income per common share:
Basic	$1.71	$0.44
Diluted	$1.70	$0.44

Weighted average common shares outstanding:
Basic	33,609	32,067
Diluted	33,839	32,267

Net income	$57,423	$14,068
Other comprehensive income (loss):
Amortization of net actuarial loss (net of tax of $3 and $3)	9	8
Interest rate swap activity (net of tax of $— and $22)	—	(68)
Total other comprehensive income (loss)	9	(60)
Comprehensive income	$57,432	$14,008
See Notes to Condensed Consolidated Financial Statements.

Winnebago Industries, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	November 28, 2020	August 29, 2020
Assets
Current assets:
Cash and cash equivalents	$272,939	$292,575
Receivables, less allowance for doubtful accounts ($349 and $353, respectively)	231,182	220,798
Inventories, net	263,137	182,941
Prepaid expenses and other assets	21,162	17,296
Total current assets	788,420	713,610
Property, plant, and equipment, net	171,210	174,945
Other assets:
Goodwill	348,058	348,058
Other intangible assets, net	401,178	404,768
Investment in life insurance	27,904	27,838
Operating lease assets	28,838	29,463
Other assets	15,382	15,018
Total assets	$1,780,990	$1,713,700

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$123,328	$132,490
Income taxes payable	25,565	8,840
Accrued expenses:
Accrued compensation	33,620	36,533
Product warranties	70,502	64,031
Self-insurance	18,410	17,437
Promotional	10,817	12,543
Accrued interest	8,184	4,652
Other	22,975	23,864
Total current liabilities	313,401	300,390
Non-current liabilities:
Long-term debt, less current maturities	516,527	512,630
Deferred income taxes	16,483	15,608
Unrecognized tax benefits	6,692	6,511
Operating lease liabilities	26,492	27,048
Deferred compensation benefits, net of current portion	10,884	11,130
Other	18,953	12,917
Total non-current liabilities	596,031	585,844
Contingent liabilities and commitments (Note 11)
Stockholders' equity:
Preferred stock, par value $0.01: Authorized-10,000 shares; Issued-zero	—	—
Common stock, par value $0.50: Authorized-60,000 shares; Issued-51,776 shares	25,888	25,888
Additional paid-in capital	204,551	203,791
Retained earnings	966,945	913,610
Accumulated other comprehensive loss	(517)	(526)
Treasury stock, at cost: 18,275 and 18,133 shares, respectively	(325,309)	(315,297)
Total stockholders' equity	871,558	827,466
Total liabilities and stockholders' equity	$1,780,990	$1,713,700
See Notes to Condensed Consolidated Financial Statements.

Winnebago Industries, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(in thousands)	November 28, 2020	November 30, 2019
Operating activities:
Net income	$57,423	$14,068
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	4,160	3,586
Amortization of intangible assets	3,590	3,614
Non-cash interest expense, net	3,351	1,023
Amortization of debt issuance costs	606	760
Last-in, first-out expense	276	332
Stock-based compensation	2,354	1,583
Deferred income taxes	872	731
Other, net	(3,329)	65
Change in assets and liabilities:
Receivables	(10,380)	27,906
Inventories	(80,472)	20,082
Prepaid expenses and other assets	583	(84)
Accounts payable	(8,371)	(4,214)
Income taxes and unrecognized tax benefits	16,556	3,217
Accrued expenses and other liabilities	10,111	6,364
Net cash (used in) provided by operating activities	(2,670)	79,033

Investing activities:
Purchases of property and equipment	(8,689)	(6,624)
Acquisition of business, net of cash acquired	—	(264,280)
Proceeds from sale of property and equipment	7,775	—
Other, net	(234)	243
Net cash used in investing activities	(1,148)	(270,661)

Financing activities:
Borrowings on long-term debt	798,359	903,292
Repayments on long-term debt	(798,359)	(603,292)
Purchase of convertible bond hedge	—	(70,800)
Proceeds from issuance of warrants	—	42,210
Payments of cash dividends	(4,046)	(3,469)
Payments for repurchases of common stock	(11,606)	(1,663)
Payments of debt issuance costs	—	(10,707)
Other, net	(166)	(46)
Net cash (used in) provided by financing activities	(15,818)	255,525

Net (decrease) increase in cash and cash equivalents	(19,636)	63,897
Cash and cash equivalents at beginning of period	292,575	37,431
Cash and cash equivalents at end of period	$272,939	$101,328

Supplement cash flow disclosure:
Income taxes received, net	$(195)	$(311)
Interest paid	$2,377	$5,193

Non-cash transactions:
Issuance of Winnebago common stock for acquisition of business	$—	$92,572
Capital expenditures in accounts payable	$613	$2,063
See Notes to Condensed Consolidated Financial Statements.

Winnebago Industries, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Three Months Ended November 28, 2020
(in thousands, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Number	Amount				Number	Amount
Balances at August 29, 2020	51,776	$25,888	$203,791	$913,610	$(526)	(18,133)	$(315,297)	$827,466
Stock-based compensation, net of forfeitures	—	—	2,346	—	—	—	8	2,354
Issuance of stock, net	—	—	(1,586)	—	—	91	1,586	—
Repurchase of common stock	—	—	—	—	—	(233)	(11,606)	(11,606)
Common stock dividends; $0.12 per share	—	—	—	(4,088)	—	—	—	(4,088)
Actuarial loss, net of tax	—	—	—	—	9	—	—	9
Net income	—	—	—	57,423	—	—	—	57,423
Balances at November 28, 2020	51,776	$25,888	$204,551	$966,945	$(517)	(18,275)	$(325,309)	$871,558

	Three Months Ended November 30, 2019
(in thousands, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Number	Amount				Number	Amount
Balances at August 31, 2019	51,776	$25,888	$91,185	$866,886	$(491)	(20,262)	$(351,256)	$632,212
Stock-based compensation, net of forfeitures	—	—	1,574	—	—	—	9	1,583
Issuance of restricted stock	—	—	(2,219)	—	—	128	2,219	—
Issuance of stock for acquisition	—	—	57,811	—	—	2,000	34,761	92,572
Repurchase of common stock	—	—	—	—	—	(43)	(1,663)	(1,663)
Common stock dividends; $0.11 per share	—	—	—	(3,485)	—	—	—	(3,485)
Actuarial loss, net of tax	—	—	—	—	8	—	—	8
Interest rate swap activity, net of tax	—	—	—	—	(68)	—	—	(68)
Equity component of convertible senior notes and offering costs, net of tax of $20,915	—	—	61,555	—	—	—	—	61,555
Convertible note hedge purchase, net of tax of $17,417	—	—	(53,383)	—	—	—	—	(53,383)
Warrant transactions	—	—	42,210	—	—	—	—	42,210
Net income	—	—	—	14,068	—	—	—	14,068
Balances at November 30, 2019	51,776	$25,888	$198,733	$877,469	$(551)	(18,177)	$(315,930)	$785,609
See Notes to Condensed Consolidated Financial Statements.

Winnebago Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1: Basis of Presentation

Unless the context otherwise requires, the use of the terms "Winnebago," "Company," "WGO," "we," "us," and "our" in these Notes to Condensed Consolidated Financial Statements refers to Winnebago Industries, Inc. and its wholly-owned subsidiaries.

In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments necessary for a fair presentation as prescribed by accounting principles generally accepted in the United States (“GAAP”). All adjustments were comprised of normal recurring adjustments, except as noted in these Notes to Condensed Consolidated Financial Statements.

Interim results are not necessarily indicative of the results to be expected for the full year. The interim Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended August 29, 2020.

Fiscal Period
The Company follows a 52-/53-week fiscal year, ending the last Saturday in August. Fiscal 2021 and Fiscal 2020 are both a 52-week year.

Cash and cash equivalents
Cash equivalents include all investments with original maturities of three months or less or which are readily convertible into known amounts of cash and are not legally restricted. Accounts at each banking institution are insured by the Federal Deposit Insurance Corporation up to $250,000, while the remaining balances are uninsured.

Subsequent Events
In preparing the accompanying unaudited Condensed Consolidated Financial Statements, the Company evaluated subsequent events for potential recognition and disclosure through the date of this filing. There were no material subsequent events, except for the item noted below.

Dividend
On December 16, 2020, the Company's Board of Directors declared a quarterly cash dividend of $0.12 per share payable on January 27, 2021 to common stockholders of record at the close of business on January 13, 2021.

Amendment to Articles of Incorporation
On October 14, 2020, the Board adopted, subject to shareholder approval, an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock, par value $0.50 per share, by 60 million shares to a total of 120 million shares. This amendment was approved by the Company’s shareholders at the 2020 Annual Meeting of Shareholders on December 15, 2020. The amendment, along with an amended and restated Articles of Incorporation, were made effective upon filing with the Secretary of State of the State of Iowa on December 16, 2020.

Coronavirus (COVID-19) pandemic
The Company is closely monitoring the impact of the novel coronavirus, or COVID-19, on all aspects of its business. COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020 and the President of the United States declared the COVID-19 outbreak a national emergency on March 13, 2020. The Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law on March 27, 2020. The Company is taking advantage of the employer payroll tax (FICA) deferral offered by the CARES Act, which allows the Company to defer the payment of employer payroll taxes for the period from March 27, 2020 to December 31, 2020. The deferred FICA liability as of November 28, 2020 was $1.2 million and will be payable in equal installments at December 2021 and December 2022. Additionally, the Company took advantage of a tax credit granted to companies under the CARES Act who continued to pay their employees when operations were fully or partially suspended. The refundable tax credit through the end of the third quarter of Fiscal 2020, reflected in cost of goods sold and within other current assets, is approximately $4.0 million and will be received in Fiscal 2021.

Recently Adopted Accounting Pronouncements
The Company adopted Accounting Standards Codification ("ASC") Topic 326, Financial Instruments—Credit Losses (“Topic 326”), effective August 30, 2020. The new impairment model (known as the current expected credit loss ("CECL") model) is based on expected losses rather than incurred losses. Topic 326 is applicable to financial assets measured at amortized cost, such as accounts receivable and deposits. It requires historical loss data to be adjusted to reflect changes in asset-specific considerations, current conditions and reasonable and supportable forecasts of future economic conditions. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. The Company adopted Topic 326 using the modified retrospective transition approach, which involves recognizing the cumulative effect of initial adoption of Topic 326 as an adjustment to its opening retained earnings as of August 30, 2020. Therefore, comparative information prior to the adoption date has not been adjusted. As a result of adoption of Topic 326, the Company did not recognize an incremental allowance for credit losses on its accounts receivable for the period ended November 28, 2020. The adoption of this standard did not materially impact the Company's Condensed Consolidated Financial Statements.

Recently Issued Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40). ASU 2020-06 reduces the number of models used to account for convertible instruments, amends diluted EPS calculations for convertible instruments, and amends the requirements for a contract (or embedded derivative) that is potentially settled in an entity's own shares to be classified in equity. The amendments add certain disclosure requirements to increase transparency and decision-usefulness about a convertible instrument's terms and features. Under the amendment, the Company must use the if-converted method for including convertible instruments in diluted EPS as opposed to the treasury stock method. ASU 2020-06 is effective for annual reporting periods beginning after December 15, 2021 (the Company's Fiscal 2023). Early adoption is allowed under the standard with either a modified retrospective or full retrospective method. The Company expects to adopt the new guidance in the first quarter of Fiscal 2023. While it will change the Company's diluted EPS reporting, the extent to which the standard will have a material impact on the Company's consolidated financial statements is uncertain at this time.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides practical expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. These amendments are not applicable to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. ASU No. 2020-04 is effective as of March 12, 2020 through December 31, 2022 and may be applied to contract modifications and hedging relationships from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company will adopt this standard when LIBOR is discontinued, and does not expect a material impact to its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles of Topic 740. The standard is effective for annual reporting periods beginning after December 15, 2020 (the Company's Fiscal 2022), including interim periods within those annual reporting periods. The Company expects to adopt the new guidance in the first quarter of Fiscal 2022, and does not expect a material impact to its consolidated financial statements.

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

The following table summarizes the total consideration paid for Newmar as stipulated in the Purchase Agreement:

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

The goodwill, recognized in the Company's Motorhome segment, is primarily attributable to the value of the workforce, reputation of founders, customer and dealer growth opportunities, and expected synergies. Key areas of cost synergies include increased purchasing power for raw materials and supply chain consolidation. The full amount of goodwill is deductible for tax purposes.

The following table summarizes the other intangible assets acquired:

($ in thousands)	November 8, 2019	Useful Life-Years
Trade name	$98,000	Indefinite
Dealer network	64,000	12.0
Backlog	8,800	0.5
Non-compete agreements	1,300	5.0

The fair value of the trade name and dealer network were estimated using an income approach. Under the income approach, an intangible asset's fair value is equal to the present value of the future economic benefits to be derived from ownership of the asset. The fair value of the trade name was estimated using an income approach, specifically the relief from royalty method. The relief from royalty method is based on the hypothetical royalty stream that would be received if we were to license the trade name and was based on expected revenues. The fair value of the dealer network was estimated using an income approach, specifically the cost to recreate/cost saving method. This method uses the replacement of the asset as an indicator of the fair value of the asset. The useful life of the intangibles was determined considering the expected cash flows used to measure the fair value of the intangible assets adjusted for the entity-specific factors including legal, regulatory, contractual, competitive, economic or other factors that may limit the useful life of intangible assets. On the acquisition date, amortizable intangible assets had a weighted-average useful life of approximately 10.5 years.

The results of Newmar's operations have been included in the Company's Condensed Consolidated Financial Statements from the close of the acquisition within the Motorhome segment. The following table provides net revenues and operating income from the Newmar operating segment included in the Company's consolidated results following the November 8, 2019 closing date:

	Three Months Ended
(in thousands)	November 28, 2020	November 30, 2019
Net revenues	$118,779	$35,663
Operating income (loss)	4,084	(1,283)

The following information represents the Company's actual results of operations for the three months ended November 28, 2020, and proforma information for the three months ended November 30, 2019 as if the Fiscal 2020 acquisition of Newmar had occurred at the beginning of Fiscal 2020:

	Three Months Ended
(in thousands, except per share data)	November 28, 2020	November 30, 2019
Net revenues	$793,131	$741,717
Net income	57,423	17,197
Income per share - basic	$1.71	$0.51
Income per share - diluted	$1.70	$0.50

The Company's actual results of operations for the three months ended November 28, 2020 did not include any significant non-recurring adjustments related to the close of the transaction. The unaudited pro forma data for the three months ended November 30, 2019 above includes the following significant non-recurring adjustments made to account for certain costs which would have changed if the acquisition of Newmar had occurred at the beginning of Fiscal 2020:

Three Months Ended
(in thousands)	November 30, 2019
Amortization of intangibles (1 year or less useful life)(1)	$2,251
Amortization of intangibles(2)	(1,057)
Expenses related to business combination (transaction costs)	9,950
Interest to reflect new debt structure(3)	(3,367)
Taxes related to the adjustments to the pro forma data and to the income of Newmar(4)	(832)
(1)    Includes amortization adjustments for our backlog intangible asset and our fair-value inventory adjustment.
(2)    Includes amortization adjustments for our dealer network and non-compete intangible assets.
(3)    Includes adjustments for cash and non-cash interest expense as well as deferred financing costs. Refer to Note 9, Long-Term Debt, for additional information on the Company's new debt structure as a result of the acquisition.
(4)    Calculated using our U.S. federal statutory rate of 21.0%.

The unaudited pro forma information for the three months ended November 30, 2019 is not necessarily indicative of the results that the Company would have achieved had the transaction actually taken place at the beginning of Fiscal 2020, and the unaudited pro forma information for the three months ended November 30, 2019 does not purport to be indicative of future financial operating results. The unaudited pro forma condensed consolidated financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquisition.

Total transaction costs related to the Newmar acquisition were $10.4 million, of which $9.8 million were expensed during Fiscal 2020 and $0.6 million were expensed during the fourth quarter of Fiscal 2019. There were no transaction costs incurred during the first three months of Fiscal 2021. Transaction costs are included in Selling, general, and administrative expenses in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.

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

The Company's chief operating decision maker ("CODM") is its Chief Executive Officer. The Company's CODM relies on internal management reporting that analyzes consolidated results to the net earnings level and operating segment's Adjusted EBITDA. The Company's CODM has ultimate responsibility for enterprise decisions. The Company's CODM determines, in particular, resource allocation for, and monitors the performance of, the consolidated enterprise, the Towable segment, and the Motorhome segment. The operating segments' management have responsibility for operating decisions, allocating resources, and assessing performance within their respective segments. The accounting policies of both reportable segments are the same and are described in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended August 29, 2020.

The Company evaluates the performance of its reportable segments based on Adjusted EBITDA. EBITDA is defined as net income before interest expense, provision for income taxes, and depreciation and amortization expense. Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation and amortization expense, and other adjustments made in order to present comparable results from period to period. Examples of items excluded from Adjusted EBITDA include acquisition-related fair-value inventory step-up, acquisition-related costs, restructuring expenses, gain or loss on sale of property and equipment, and non-operating income. The following table shows information by reportable segment:

	Three Months Ended
(in thousands)	November 28, 2020	November 30, 2019
Net Revenues
Towable	$454,901	$341,250
Motorhome	322,389	225,891
Corporate / All Other	15,841	21,317
Consolidated	$793,131	$588,458

Adjusted EBITDA
Towable	$63,143	$35,785
Motorhome	30,343	9,331
Corporate / All Other	(4,193)	(3,068)
Consolidated	$89,293	$42,048

Capital Expenditures
Towable	$4,137	$4,026
Motorhome	4,003	2,240
Corporate / All Other	549	358
Consolidated	$8,689	$6,624

(in thousands)	November 28, 2020	August 29, 2020
Total Assets
Towable	$732,419	$718,253
Motorhome	671,761	600,304
Corporate / All Other	376,810	395,143
Consolidated	$1,780,990	$1,713,700

Reconciliation of net income to consolidated Adjusted EBITDA:

	Three Months Ended
(in thousands)	November 28, 2020	November 30, 2019
Net income	$57,423	$14,068
Interest expense	9,941	6,049
Provision for income taxes	17,557	3,893
Depreciation	4,160	3,586
Amortization of intangible assets	3,590	3,614
EBITDA	92,671	31,210
Acquisition-related fair-value inventory step-up	—	1,176
Acquisition-related costs	—	9,950
Restructuring expenses	93	(172)
Gain on sale of property and equipment	(3,565)	—
Non-operating loss (income)	94	(116)
Adjusted EBITDA	$89,293	$42,048

Note 4: Investments and Fair Value Measurements
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

The following tables set forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis at November 28, 2020 and August 29, 2020 according to the valuation techniques the Company used to determine their fair values:

	Fair Value at	Fair Value Hierarchy
(in thousands)	November 28, 2020	Level 1	Level 2	Level 3
Assets that fund deferred compensation:
Domestic equity funds	$783	$783	$—	$—
International equity funds	35	35	—	—
Fixed income funds	49	49	—	—
Total assets at fair value	$867	$867	$—	$—

	Fair Value at	Fair Value Hierarchy
(in thousands)	August 29, 2020	Level 1	Level 2	Level 3
Assets that fund deferred compensation:
Domestic equity funds	$626	$626	$—	$—
International equity funds	34	34	—	—
Fixed income funds	50	50	—	—
Total assets at fair value	$710	$710	$—	$—

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Assets that fund deferred compensation
The Company's assets that fund deferred compensation are marketable equity securities measured at fair value using quoted market prices and primarily consist of equity-based mutual funds. These securities are classified as Level 1 as they are traded in an active market for which closing stock prices are readily available. These securities fund the Executive Share Option Plan and the Executive Deferred Compensation Plan. Refer to Note 11, Employee and Retiree Benefits, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 29, 2020 for additional information regarding these plans.

The proportion of the assets that will fund options which expire within a year are included in Prepaid expenses and other assets in the accompanying Condensed Consolidated Balance Sheets. The remaining assets are classified as non-current and are included in Other assets.

Assets and Liabilities that are measured at Fair Value on a Nonrecurring Basis
The Company's non-financial assets, which include goodwill, intangible assets, and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, the Company must evaluate the non-financial asset for impairment. If an impairment has occurred, the asset is required to be recorded at the estimated fair value. No impairments were recorded for non-financial assets in the first quarter of Fiscal 2021 or the first quarter of Fiscal 2020.

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

Note 5: Inventories

Inventories consist of the following:

(in thousands)	November 28, 2020	August 29, 2020
Finished goods	$9,295	$17,141
Work-in-process	137,280	86,651
Raw materials	152,671	114,982
Total	299,246	218,774
Less last-in, first-out ("LIFO") reserve	36,109	35,833
Inventories, net	$263,137	$182,941

Inventory valuation methods consist of the following:

(in thousands)	November 28, 2020	August 29, 2020
LIFO basis	$124,002	$88,675
First-in, first-out basis	175,244	130,099
Total	$299,246	$218,774

The above value of inventories, before reduction for the LIFO reserve, approximates replacement cost at the respective dates.

Note 6: Property, Plant, and Equipment
Property, plant, and equipment is stated at cost, net of accumulated depreciation, and consists of the following:

(in thousands)	November 28, 2020	August 29, 2020
Land	$9,111	$11,101
Buildings and building improvements	144,701	144,565
Machinery and equipment	118,317	117,370
Software	28,359	28,456
Transportation	4,840	4,913
Construction in progress	17,907	20,778
Property, plant, and equipment, gross	323,235	327,183
Less accumulated depreciation	152,025	152,238
Property, plant, and equipment, net	$171,210	$174,945

Depreciation expense was $4.2 million and $3.6 million during the first quarters of Fiscal 2021 and 2020, respectively.

Note 7: Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows for the first three months of Fiscal 2021 and 2020, of which there were no accumulated impairment losses:

(in thousands)	Towable	Motorhome	Corporate / All Other	Total
Balances at August 31, 2019	$244,684	$—	$30,247	$274,931
Acquisition of Newmar(1)	—	72,909	—	72,909
Balances at November 30, 2019	$244,684	$72,909	$30,247	$347,840

Balances at August 29, 2020 and November 28, 2020(2)	$244,684	$73,127	$30,247	$348,058
(1)    The change in Motorhome activity is related to the acquisition of Newmar. Refer to Note 2, Business Combinations, for additional information.
(2) There was no activity in the three months beginning August 29, 2020 and ending November 28, 2020.

Other intangible assets, net of accumulated amortization, consist of the following:

		November 28, 2020			August 29, 2020
($ in thousands)	Weighted Average Life-Years	Cost	Accumulated Amortization	Weighted Average Life-Years	Cost	Accumulated Amortization
Trade names	Indefinite	$275,250		Indefinite	$275,250
Dealer networks	12.1	159,581	$35,778	12.2	159,581	$32,487
Backlog	0.5	28,327	28,327	0.5	28,327	28,327
Non-compete agreements	4.3	6,647	4,522	4.1	6,647	4,223
Other intangible assets, gross		469,805	68,627		469,805	65,037
Less accumulated amortization		68,627			65,037
Other intangible assets, net		$401,178			$404,768

The weighted average remaining amortization period for intangible assets as of November 28, 2020 was approximately 10 years.

Remaining estimated aggregate annual amortization expense by fiscal year is as follows:

(in thousands)	Amount
Fiscal 2021	$10,771
Fiscal 2022	13,719
Fiscal 2023	13,526
Fiscal 2024	13,424
Fiscal 2025	13,219
Thereafter	61,269
Total amortization expense remaining	$125,928

Note 8: Product Warranties

The Company provides certain service and warranty on its products. From time to time, the Company also voluntarily incurs costs for certain warranty-type expenses occurring after the normal warranty period to help protect the reputation of the Company's products and the goodwill of the Company's customers. Estimated costs related to product warranty are accrued at the time of sale and are based upon historical warranty and service claims experience. Adjustments are made to accruals as claim data and cost experience becomes available.

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

Changes in the Company's product warranty liability are as follows:

	Three Months Ended
(in thousands)	November 28, 2020	November 30, 2019
Balance at beginning of period	$64,031	$44,436
Business acquisition(1)	—	15,147
Provision	21,703	15,318
Claims paid	(15,232)	(13,794)
Balance at end of period	$70,502	$61,107
(1)    Refer to Note 2, Business Combinations, for additional information.

Note 9: Long-Term Debt

The components of long-term debt are as follows:

(in thousands)	November 28, 2020	August 29, 2020
ABL Credit Facility	$—	$—
Senior Secured Notes	300,000	300,000
Convertible Notes	300,000	300,000
Long-term debt, gross	600,000	600,000
Convertible Notes unamortized interest discount	(70,943)	(74,294)
Debt issuance costs, net	(12,530)	(13,076)
Long-term debt, net	$516,527	$512,630

Credit Agreements
On July 8, 2020, the Company closed its private offering (the “Senior Secured Notes Offering”) of $300 million aggregate principal amount of 6.25% Senior Secured Notes due 2028 (the “Senior Secured Notes”). The Senior Secured Notes were issued in accordance with an Indenture dated as of July 8, 2020 (the “Indenture”). The Senior Secured Notes will mature on July 15, 2028 unless earlier redeemed or repurchased. Interest on the Senior Secured Notes accrues starting July 8, 2020 and is payable semi-annually in arrears on January 15 and July 15 of each year, beginning January 15, 2021. The Senior Secured Notes and the related guarantees are secured by (i) a first-priority lien on substantially all of the Company’s and the subsidiary guarantor parties' existing and future assets (other than certain collateral under the Company’s ABL facility) and (ii) a second-priority lien on the Company’s present and future accounts and receivables, inventory and other related assets and proceeds that secure the ABL facility on a first-priority basis.

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

The Convertible Notes will be convertible into cash, shares of the Company's common stock or a combination thereof, at the election of the Company, at an initial conversion rate of 15.6906 shares of common stock per $1,000 principal amount of

Convertible Notes, which is equivalent to an initial conversion price of approximately $63.73 per share, as adjusted pursuant to the terms of the indenture governing the Convertible Notes. The Convertible Notes may be converted at any time on or after October 1, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date.

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
(2) during the five consecutive business day period after any five consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate for the Convertible Notes on each such trading day; or
(3) upon the occurrence of certain specified corporate events set forth in the indenture.

The Company may not redeem the Convertible Notes at its option prior to the maturity date, and no sinking fund is provided for the Convertible Notes.

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

Fair Value and Future Maturities
As of November 28, 2020, the fair value of long-term debt, gross, was $655.0 million. As of August 29, 2020, the fair value of long-term debt, gross, was $674.7 million.

Aggregate contractual maturities of debt in future fiscal years are as follows:

(in thousands)	Amount
Fiscal 2021	$—
Fiscal 2022	—
Fiscal 2023	—
Fiscal 2024	—
Fiscal 2025	300,000
Thereafter	300,000
Total Term Loan and Convertible Notes	$600,000

Note 10: Employee and Retiree Benefits

Deferred compensation liabilities are as follows:

(in thousands)	November 28, 2020	August 29, 2020
Non-qualified deferred compensation	$11,010	$11,460
Supplemental executive retirement plan	1,851	1,838
Executive deferred compensation plan	867	710
Deferred compensation benefits	13,728	14,008
Less current portion(1)	2,844	2,878
Deferred compensation benefits, net of current portion	$10,884	$11,130
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

The Company's repurchase agreements generally provide that, in the event of default by the dealer on the agreement to pay the lending institution, Winnebago Industries will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 24 months, provide that the Company's liability will be the lesser of remaining principal owed by the dealer to the lending institution, or dealer invoice less periodic reductions based on the time since the date of the original invoice. The Company's liability cannot exceed 100% of the dealer invoice. In certain instances, the Company also repurchases inventory from dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of recreational vehicles or boats to repurchase current inventory if a dealership exits the business. The total contingent liability on all repurchase agreements of the Company was approximately $760.7 million and $798.9 million at November 28, 2020 and August 29, 2020, respectively.

Repurchased sales are not recorded as a revenue transaction, but the net difference between the original repurchase price and the resale price are recorded against the loss reserve, which is a deduction from gross revenue. The Company's loss reserve for repurchase commitments contains uncertainties because the calculation requires management to make assumptions and apply judgment regarding a number of factors. The Company's risk of loss related to these repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to the Company's repurchase agreements represents all financed dealer inventory at the period reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on these repurchase agreements and the Company's historical loss experience, an associated loss reserve is established which is included in Accrued expenses: Other on the Condensed Consolidated Balance Sheets. The Company's repurchase accrual was $0.9 million and $1.0 million at November 28, 2020 and August 29, 2020, respectively. Repurchase risk is affected by the credit worthiness of the Company's dealer network, and management does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to establish the loss reserve for repurchase commitments.

There was no material activity related to repurchase agreements during the three months ended November 28, 2020 and November 30, 2019.

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

Note 12: Revenue

The Company generates all operating revenue from contracts with customers. The Company's primary source of revenue is generated through the sale of manufactured motorized units, non-motorized towable units, and marine units to the Company's independent dealer network (the Company's customers). The following table disaggregates revenue by reportable segment and product category:

	Three Months Ended
(in thousands)	November 28, 2020	November 30, 2019
Net Revenues
Towable:
Fifth Wheel	$240,448	$195,189
Travel Trailer	208,596	140,463
Other(1)	5,857	5,598
Total Towable	454,901	341,250
Motorhome:
Class A	134,166	65,644
Class B	109,287	85,456
Class C	69,286	66,876
Other(1)	9,650	7,915
Total Motorhome	322,389	225,891
Corporate / All Other:
Other(2)	15,841	21,317
Total Corporate / All Other	15,841	21,317
Consolidated	$793,131	$588,458
(1)    Relates to parts, accessories, and services.
(2)    Relates to marine, specialty vehicle units, parts, accessories, and services.

The Company does not have material contract assets or liabilities. The Company establishes allowances for uncollectible receivables based on historical collection trends, write-off history, consideration of current conditions and expectations for future economic conditions.

Concentration of Risk
None of the Company's dealer organizations accounted for more than 10% of net revenue for each of the first quarter periods of Fiscal 2021 and Fiscal 2020.

Note 13: Stock-Based Compensation

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

Stock-based compensation expense was $2.4 million and $1.6 million during the first quarters of Fiscal 2021 and 2020, respectively. Compensation expense is recognized over the requisite service period of the award.

Note 14: Restructuring

In Fiscal 2020, the Company's Class A diesel production was moved from Junction City, OR to Forest City, IA. In November 2020, a portion of the property in Junction City, OR was sold for net proceeds of $7.7 million with a resulting gain of $3.6 million. The gain on this sale is included within selling, general, and administrative expenses for Fiscal 2021. Total restructuring expenses during the first quarter of Fiscal 2021 were $93,000.

The Company does not expect additional reorganization charges during the remainder of Fiscal 2021.

Note 15: Income Taxes

The Company's effective tax rate increased to 23.4% for the three months ended November 28, 2020 from 21.7% for the three months ended November 30, 2019 due primarily to a more favorable benefit in the prior year related to stock compensation.

The Company files a U.S. Federal tax return, as well as returns in various international and state jurisdictions. As of November 28, 2020, the Company's federal returns from Fiscal 2017 to present are subject to review by the Internal Revenue Service. With limited exception, state returns from Fiscal 2016 to present continue to be subject to review by state taxing jurisdictions. The Company is currently under review by certain U.S. state tax authorities for Fiscal 2016 through 2019. The Company believes it has adequately reserved for its exposure to additional payments for uncertain tax positions in its liability for unrecognized tax benefits.

Note 16: Income Per Share
The following table reflects the calculation of basic and diluted income per share:

	Three Months Ended
(in thousands, except per share data)	November 28, 2020	November 30, 2019
Numerator
Net income	$57,423	$14,068

Denominator
Weighted average common shares outstanding	33,609	32,067
Dilutive impact of stock compensation awards	230	200
Weighted average common shares outstanding, assuming dilution	33,839	32,267

Anti-dilutive securities excluded from Weighted average common shares outstanding, assuming dilution	140	73

Basic income per common share	$1.71	$0.44
Diluted income per common share	$1.70	$0.44

Anti-dilutive securities were not included in the computation of diluted income per common share because they are considered anti-dilutive under the treasury stock method.

Note 17: Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income ("AOCI") by component, net of tax, were:

	Three Months Ended
	November 28, 2020		November 30, 2019
(in thousands)	Defined Benefit Pension Items	Total	Defined Benefit Pension Items	Interest Rate Swap	Total
Balance at beginning of period	$(526)	$(526)	$(559)	$68	$(491)
Other comprehensive income ("OCI") before reclassifications	—	—	—	(80)	(80)
Amounts reclassified from AOCI	9	9	8	12	20
Net current-period OCI	9	9	8	(68)	(60)
Balance at end of period	$(517)	$(517)	$(551)	$—	$(551)

Reclassifications out of AOCI, net of tax, were:

		Three Months Ended
(in thousands)	Location on Consolidated Statements of Income and Comprehensive Income	November 28, 2020	November 30, 2019
Amortization of net actuarial loss	SG&A	$9	$8
Interest rate contract	Interest expense	—	12
Total reclassifications		$9	$20

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

Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended August 29, 2020 (including the information presented therein under Risk Factors), as well as our reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited.

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

Operations
Our manufacturing operations were not affected by the COVID-19 pandemic during the first quarter of Fiscal 2021. Generally, any government mandated measures providing for business shutdowns exclude certain essential businesses and services, including businesses that manufacture and sell products that were considered essential to daily lives or otherwise operate in essential or critical sectors. While governmental measures may be modified or extended, we expect that our manufacturing facilities will remain operational.

Supply
Our production has experienced certain supply shortages as a result of the COVID-19 pandemic, particularly on our Newmar business. We are actively monitoring the costs and timing of raw materials and other inputs to our supply chain.

Demand
The COVID-19 pandemic has significantly increased economic and demand volatility and uncertainty. Our dealer networks were significantly impacted during the initial onset of the COVID-19 pandemic and a majority of our dealers temporarily closed during the third quarter of Fiscal 2020. However, beginning in May of Fiscal 2020 our dealers began to reopen, with dealer reopenings accelerating in June. The majority of our dealers have reopened as of the end of the first quarter of Fiscal 2021. During the third quarter of Fiscal 2020, we experienced reductions in customer demand due to a decrease in consumer spending attributable to the COVID-19 pandemic. However, in the fourth quarter of Fiscal 2020 and continuing into the first quarter of Fiscal 2021, we experienced higher consumer demand due to the perceived safety of RV travel. At November 28, 2020, backlog levels were higher than the first quarter of Fiscal 2020 due to the increase in demand. Despite the increase in demand, consumer buying activity may still decline if there are additional shut downs within our dealer networks. The current COVID-19 pandemic has caused a global economic slowdown, and the possibility of a global recession. In the event of a recession, demand for our products would decline and our business and results of operations would be adversely affected. When a vaccine is introduced, we could also see a decline in sales as consumers start to feel safer with other modes of transportation.

We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities, and may take additional actions based on their requirements and recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of the COVID-19 pandemic on our financial condition, results of operations or cash flows in the future. In addition, see Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended August 29, 2020.

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

Refer to the Results of Operations - Current Quarter Compared to the Comparable Prior Year Quarter for a detailed reconciliation of items that impacted EBITDA and Adjusted EBITDA. We have included these non-GAAP performance measures as a comparable measure to illustrate the effect of non-recurring transactions occurring during the reported periods and to improve comparability of our results from period to period. We believe Adjusted EBITDA provides meaningful supplemental information about our operating performance because these measures exclude amounts that we do not consider part of our core operating results when assessing our performance. Examples of items excluded from Adjusted EBITDA include acquisition-related costs, restructuring expenses, gain or loss on sale of property and equipment, and non-operating income.

Management uses these non-GAAP financial measures (a) to evaluate our historical and prospective financial performance and trends as well as our performance relative to competitors and peers; (b) to measure operational profitability on a consistent basis; (c) in presentations to the members of our board of directors to enable our board of directors to have the same measurement basis of operating performance as is used by management in its assessments of performance and in forecasting and budgeting for our company; (d) to evaluate potential acquisitions; and (e) to ensure compliance with covenants and restricted activities under the terms of our ABL credit facility and outstanding notes, as further described in Note 9, Long-Term Debt, of the Notes to Condensed Consolidated Financial Statements included in Item 1, Condensed Consolidated Financial Statements, of this Quarterly Report on Form 10-Q. We believe these non-GAAP financial measures are frequently used by securities analysts, investors, and other interested parties to evaluate companies in our industry.

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

We track RV Industry conditions using these key statistics to monitor trends and evaluate and understand our performance relative to the overall industry. The following is an analysis of changes in these key statistics for the rolling 12 months through October as of 2020 and 2019:

	US and Canada Industry
	Wholesale Unit Shipments per RVIA				Retail Unit Registrations per Stat Surveys
	Rolling 12 Months through October				Rolling 12 Months through October
	2020	2019	Unit Change	% Change	2020	2019	Unit Change	% Change
Towable(1)	356,270	352,496	3,774	1.1%	428,617	396,136	32,481	8.2%
Motorhome(2)	39,011	47,726	(8,715)	(18.3)%	50,987	52,625	(1,638)	(3.1)%
Combined	395,281	400,222	(4,941)	(1.2)%	479,604	448,761	30,843	6.9%
(1)    Towable: Fifth wheel and travel trailer products.
(2)    Motorhome: Class A, B, and C products.

The rolling twelve months shipments for 2020 compared to 2019 reflect a contraction in shipments, particularly in motorhome, as dealers rationalized inventory during the period September 2019 through December 2019. Shipments returned to growth starting in January 2020. Due to the onset of the COVID-19 pandemic in March 2020, evidenced by an industry wide shutdown of RV manufacturing in April 2020, shipments declined year over year for the period of March 2020 through May 2020. Shipments have returned to growth from June 2020 through October 2020 due to high levels of end consumer demand and extremely low levels of dealer inventories. The rolling twelve months retail information for 2020 and 2019 illustrates that retail sales remain at healthy levels relative to the industry's historical retail levels. We believe retail demand is the key driver to continued growth in the industry.

The most recent RVIA wholesale shipment forecasts for calendar year 2021, as noted in the table below, indicate that industry shipments are expected to experience growth in 2021. The retail activity is anticipated to remain at healthy levels, and wholesale shipments are expected to reflect a rebound associated with dealers rebuilding their inventories.

	Calendar Year
Wholesale Unit Shipment Forecast per RVIA(1)	2021 Forecast	2020 Actual	Unit Change	% Change
Aggressive	515,400	423,600	91,800	21.7%
Most likely	502,900	423,600	79,300	18.7%
Conservative	490,300	423,600	66,700	15.7%
(1)    Prepared by ITR Economics for RVIA and reported in the Roadsigns RV Winter 2020 Industry Forecast Issue.

Market Share
Our retail unit market share, as reported by Stat Surveys based on state records, is illustrated below. Market share is calculated by taking our brands total unit sales divided by the total units sold in the motorized and travel trailer and fifth wheel markets. The data is used to analyze growth and profitability of our products and brands year over year. Note that this data is subject to adjustment and is continuously updated.

	Rolling 12 Months through October		Calendar Year
US and Canada	2020(1)	2019	2019	2018	2017
Travel trailer and fifth wheels	10.3%	9.1%	9.3%	7.8%	6.1%
Motorhome A, B, C	21.1%	15.3%	16.1%	15.5%	16.3%
Total market share	11.4%	9.8%	10.1%	8.7%	7.4%
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

The following table illustrates the cumulative project costs:

	Three Months Ended	Fiscal Year		Cumulative Investment
(in thousands)	November 28, 2020	2020	2019	Fiscal 2015-2020
Capitalized	$1,272	$3,891	$3,875	$27,949	59.1%
Expensed	687	1,788	3,709	19,350	40.9%
Total	$1,959	$5,679	$7,584	$47,299	100.0%

Results of Operations - Current Quarter Compared to the Comparable Prior Year Quarter

Consolidated Performance Summary
The following is an analysis of changes in key items included in the consolidated statements of income and comprehensive income for the three months ended November 28, 2020 compared to the three months ended November 30, 2019:

	Three Months Ended
(in thousands, except percent and per share data)	November 28, 2020	% of Revenues(1)	November 30, 2019	% of Revenues(1)	$ Change	% Change
Net revenues	$793,131	100.0%	$588,458	100.0%	$204,673	34.8%
Cost of goods sold	656,127	82.7%	509,845	86.6%	146,282	28.7%
Gross profit	137,004	17.3%	78,613	13.4%	58,391	74.3%
Selling, general, and administrative expenses	48,399	6.1%	51,105	8.7%	(2,706)	(5.3)%
Amortization of intangible assets	3,590	0.5%	3,614	0.6%	(24)	(0.7)%
Total operating expenses	51,989	6.6%	54,719	9.3%	(2,730)	(5.0)%
Operating income	85,015	10.7%	23,894	4.1%	61,121	255.8%
Interest expense	9,941	1.3%	6,049	1.0%	3,892	64.3%
Non-operating loss (income)	94	—%	(116)	—%	(210)	(181.0)%
Income before income taxes	74,980	9.5%	17,961	3.1%	57,019	317.5%
Provision for income taxes	17,557	2.2%	3,893	0.7%	13,664	351.0%
Net income	$57,423	7.2%	$14,068	2.4%	$43,355	308.2%

Diluted income per share	$1.70		$0.44		$1.26	286.4%
Diluted average shares outstanding	33,839		32,267		1,572	4.9%
(1)    Percentages may not add due to rounding differences.

Net revenues increased in the first quarter of Fiscal 2021 compared to the first quarter of Fiscal 2020 primarily due to organic unit growth, pricing actions including lower allowances, and our acquisition of Newmar.

Gross profit as a percentage of revenue increased in the first quarter of Fiscal 2021 compared to the first quarter of Fiscal 2020 primarily due to improved leverage as a result of higher revenues, pricing actions including lower allowances and productivity initiatives partially offset by the dilutive impact of mix related to the Newmar acquisition.

Operating expenses decreased in the first quarter of Fiscal 2021 compared to the first quarter of Fiscal 2020 due to prior year acquisition-related costs, and in the current year a gain recognized on the sale of certain assets, partially offset by incremental Newmar operating costs and an increase in variable compensation.

Interest expense increased in the first quarter of Fiscal 2021 compared to the first quarter of Fiscal 2020 primarily due to the additional interest expense related to the Convertible Notes issued in connection with the acquisition of Newmar.

The effective tax rate increased to 23.4% for the first quarter of Fiscal 2021 compared to 21.7% for the first quarter of Fiscal 2020 due primarily to a favorable benefit in the prior year related to stock compensation.

Net income and diluted income per share increased in the first quarter of Fiscal 2021 compared to the first quarter of Fiscal 2020 primarily due to the profitability impact of higher organic revenues and improved profit margins, partially offset by a higher effective tax rate.

Non-GAAP Reconciliation
The following table reconciles net income to consolidated EBITDA and Adjusted EBITDA for the three months ended November 28, 2020 and November 30, 2019:

	Three Months Ended
(in thousands)	November 28, 2020	November 30, 2019
Net income	$57,423	$14,068
Interest expense	9,941	6,049
Provision for income taxes	17,557	3,893
Depreciation	4,160	3,586
Amortization of intangible assets	3,590	3,614
EBITDA	92,671	31,210
Acquisition-related fair-value inventory step-up	—	1,176
Acquisition-related costs	—	9,950
Restructuring expenses	93	(172)
Gain on sale of property and equipment	(3,565)	—
Non-operating loss (income)	94	(116)
Adjusted EBITDA	$89,293	$42,048

Reportable Segment Performance Summary
Towable
The following is an analysis of key changes in our Towable segment for the three months ended November 28, 2020 compared to the three months ended November 30, 2019:

	Three Months Ended
(in thousands, except ASP)	November 28, 2020	% of Revenues	November 30, 2019	% of Revenues	$ Change	% Change
Net revenues	$454,901		$341,250		$113,651	33.3%
Adjusted EBITDA	63,143	13.9%	35,785	10.5%	27,358	76.5%

Average Selling Price ("ASP")(1)	32,089		32,998		(909)	(2.8)%

	Three Months Ended
Unit deliveries	November 28, 2020	Product Mix(2)	November 30, 2019	Product Mix(2)	Unit Change	% Change
Travel trailer	9,160	64.4%	6,336	59.8%	2,824	44.6%
Fifth wheel	5,054	35.6%	4,263	40.2%	791	18.6%
Total towables	14,214	100.0%	10,599	100.0%	3,615	34.1%

($ in thousands)	November 28, 2020		November 30, 2019		Change	% Change
Backlog
Units	29,659		7,174		22,485	313.4%
Dollars	$865,420		$242,853		$622,567	256.4%
Dealer Inventory
Units	12,637		17,843		(5,206)	(29.2)%
(1)    Average selling price excludes off-invoice dealer incentives.
(2)    Percentages may not add due to rounding differences.

Net revenues increased in the first quarter of Fiscal 2021 compared to the first quarter of Fiscal 2020 driven by unit growth. Industry retail unit sales on a trailing three months through October 2020 as reported by SSI in December 2020 grew 27.2% while our Towable segment grew by 36.9% reflecting an increase in our market share.

Adjusted EBITDA increased in the first quarter of Fiscal 2021 compared to the first quarter of Fiscal 2020 due to an increase in unit sales, lower allowances and operating leverage driven by our strong sales growth.

We have seen an increase in backlog as of November 28, 2020 compared to November 30, 2019 due to the continued strong retail demand by consumers of RVs as a safe travel option during the COVID-19 pandemic. As a result of this high retail demand, dealer inventory levels are lower, creating higher order backlog.

Motorhome
The following is an analysis of key changes in our Motorhome segment for the three months ended November 28, 2020 compared to the three months ended November 30, 2019:

	Three Months Ended
(in thousands, except ASP)	November 28, 2020	% of Revenues	November 30, 2019	% of Revenues	$ Change	% Change
Net revenues	$322,389		$225,891		$96,498	42.7%
Adjusted EBITDA	30,343	9.4%	9,331	4.1%	21,012	225.2%

ASP(1)	136,887		119,749		17,138	14.3%

	Three Months Ended
Unit deliveries	November 28, 2020	Product Mix(2)	November 30, 2019	Product Mix(2)	Unit Change	% Change
Class A	598	25.7%	399	21.2%	199	49.9%
Class B	1,098	47.1%	809	43.0%	289	35.7%
Class C	634	27.2%	674	35.8%	(40)	(5.9)%
Total motorhomes	2,330	100.0%	1,882	100.0%	448	23.8%

($ in thousands)	November 28, 2020		November 30, 2019		Change	% Change
Backlog
Units	13,217		2,631		10,586	402.4%
Dollars	$1,709,154		$384,201		$1,324,953	344.9%
Dealer Inventory
Units	2,123		5,169		(3,046)	(58.9)%
(1)    ASP excludes off-invoice dealer incentives.
(2)    Percentages may not add due to rounding differences.

Net revenues increased in the first quarter of Fiscal 2021 compared to the first quarter of Fiscal 2020 primarily due to our acquisition of Newmar, organic unit growth, and increased pricing.

Adjusted EBITDA increased in the first quarter of Fiscal 2021 compared to the first quarter of Fiscal 2020 driven by productivity initiatives, pricing actions, higher revenue and associated operating leverage improvements, and our acquisition of Newmar.

We have seen an increase in the volume and dollar value of backlog as of November 28, 2020 compared to November 30, 2019 due to the continued strong retail demand by consumers of RVs as a safe travel option during the COVID-19 pandemic. As a result of this high retail demand, dealer inventory levels are lower, creating higher order backlog.

Analysis of Financial Condition, Liquidity, and Resources
Cash Flows
The following table summarizes our cash flows from operations for the three months ended November 28, 2020 and November 30, 2019:

	Three Months Ended
(in thousands)	November 28, 2020	November 30, 2019
Total cash provided by (used in):
Operating activities	$(2,670)	$79,033
Investing activities	(1,148)	(270,661)
Financing activities	(15,818)	255,525
Net (decrease) increase in cash and cash equivalents	$(19,636)	$63,897
Operating Activities
Cash provided by operating activities decreased for the three months ended November 28, 2020 compared to the three months ended November 30, 2019 primarily due to an increase in our inventory partially offset by higher profitability in the first quarter of Fiscal 2021.

Investing Activities
Cash used in investing activities decreased for the three months ended November 28, 2020 compared to the three months ended November 30, 2019 primarily due to our acquisition of Newmar during the first quarter of Fiscal 2020.

Financing Activities
Cash provided by financing activities for the three months ended November 28, 2020 compared to cash used for three months ended November 30, 2019 changed primarily due to the issuance of Convertible Notes issued in the first quarter of Fiscal 2020 to finance our acquisition of Newmar and due to an increase in stock repurchases in the first quarter of Fiscal 2021.

Debt and Capital
During the first quarter of Fiscal 2020, we issued the Convertible Notes, which were used to partially fund the Newmar acquisition. Refer to Note 9, Long-Term Debt, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional details.

On July 8, 2020, we closed our private offering (the "Senior Secured Notes Offering") of $300 million in aggregate principal amount of 6.25% senior secured notes due 2028 (the "Senior Secured Notes"). The proceeds from the Senior Secured Notes were used to repay the remaining debt on the term loan and for general corporate purposes. Refer to Note 9, Long-Term Debt, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional details.

We maintain a $192.5 million asset-based revolving credit facility ("ABL Credit Facility") with a maturity date of October 22, 2024 subject to certain factors which may accelerate the maturity date. As of November 28, 2020, we had no borrowings against the ABL.

As of November 28, 2020, we had $272.9 million in cash and cash equivalents and $192.5 million in unused ABL Credit Facility. Our cash and cash equivalent balances consist of high quality, short-term money market instruments.

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

Other Financial Measures
Working capital at November 28, 2020 and August 29, 2020 was $475.0 million and $413.2 million, respectively. We currently expect cash on hand, funds generated from operations, and the borrowing available under our ABL Credit Facility to be sufficient to cover both short-term and long-term operating requirements.

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

On October 18, 2017, our Board of Directors authorized a share repurchase program in the amount of $70.0 million. There is no time restriction on the authorization. In the first quarter of Fiscal 2021, we repurchased 203,950 shares of our own common stock at a cost of $10.0 million under this authorization, and 29,449 shares at a cost of $1.6 million to satisfy tax obligations on employee equity awards vested. We continually evaluate if share repurchases reflect a prudent use of our capital and, subject to compliance with our ABL credit facility and Senior Secured Notes, we may purchase shares in the future. At November 28, 2020, we have $58.8 million remaining on our board repurchase authorization.

On December 16, 2020, our Board of Directors approved a quarterly cash dividend of $0.12 per share payable on January 27, 2021, to common stockholders of record at the close of business on January 13, 2021.

Contractual Obligations and Commercial Commitments
There has been no material change in our contractual obligations since the end of Fiscal 2020. Refer to Note 9, Long-Term Debt, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional details on the Convertible Notes and Senior Secured Notes, and see our Annual Report on Form 10-K for the fiscal year ended August 29, 2020 for additional information regarding our contractual obligations and commercial commitments.

Significant Accounting Policies and Estimates
We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 29, 2020. We discuss our critical accounting estimates in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended August 29, 2020. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of Fiscal 2020.

New Accounting Pronouncements
For a description of new applicable accounting pronouncements, see Note 1, Basis of Presentation, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Safe Harbor Statement Under the Private Securities Litigation Reform Act
Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as "anticipate," "assume," "believe," "estimate," "expect," "guidance," "intend," "outlook," "plan," "project," and other words and terms of similar meaning. Such statements reflect our current views and estimates with respect to future market conditions, company performance and financial results, operational investments, business prospects, new strategies, the competitive environment, and other events. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the potential results discussed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended August 29, 2020, and Item 1A, Risk Factors, in Part II of this Quarterly Report on Form 10-Q, for a description of important factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. Among the factors that could cause actual results and outcomes to differ materially from those contained in such forward-looking statements are the following: competition and new product introductions by competitors, our ability to attract and retain qualified personnel, increases in market compensation rates, business or production disruptions, sales order cancellations, risk related to the terms of our credit agreements and compliance with debt covenants and leverage ratios, stock price volatility and share dilution, disruptions or unanticipated costs from facility expansions, availability of labor, a slowdown in the economy, low consumer confidence, the effect of global tensions, increases in interest rates, availability of credit, availability of financing for RV and marine dealers, impairment of goodwill, risk related to cyclicality and seasonality of our business, slower than anticipated sales of new or existing products, integration of operations relating to merger and acquisition activities generally, our acquisition of Newmar, the possibility that the Newmar acquisition may not perform as expected or may not result in earnings growth, difficulties and expenses related to integrating Newmar into our business, increased focus of management attention and resources on the acquisition of Newmar, risks related to the Convertible Notes and Senior Secured Notes, including our ability to satisfy our obligations under the Convertible Notes and Senior Secured Notes, risks related to our recent Convertible Note hedge and warrant transactions, inadequate liquidity or capital resources, inventory and distribution channel management, our ability to innovate, our reliance on large dealer organizations, significant increase in repurchase obligations, availability and price of fuel, availability of chassis and other key component parts, increased material and component costs, exposure to warranty claims, ability to protect our intellectual property, exposure to product liability claims, dependence on information systems and web applications, any unexpected expenses related to the implementation of our ERP system, the duration and scope of the COVID-19 pandemic, actions governments, businesses, and individuals take in response to the COVID-19 pandemic, including mandatory business closures and restrictions of onsite commercial interactions; the impact of the pandemic and actions taken in response to the pandemic on regional economies and economic activity; the pace of recovery when the COVID-19 pandemic subsides; and general economic uncertainty in key markets and a worsening of domestic economic conditions or low levels of economic growth, risk related to data security, governmental regulation, including for climate change, risk related to anti-takeover provisions applicable to us, cyber-attacks and other factors. We caution that the foregoing list of important factors is not complete. Any forward-looking statements speak only as of the date they are made, and we assume no obligation to update any forward-looking statement that we may make.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The assets we maintain to fund deferred compensation have market risk, but we maintain a corresponding liability for these assets. The market risk is therefore borne by the participants in the deferred compensation program.

Interest rate risk
As of November 28, 2020, we have no interest rate swaps outstanding and the Term Loan, that had been subject to variable interest rates, was repaid in the fourth quarter of Fiscal 2020 using the proceeds from the Senior Secured Notes. The ABL is our only floating rate debt instrument which remains undrawn as of November 28, 2020.

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

Changes in Internal Control Over Financial Reporting
We are implementing an ERP system, which is expected to improve the efficiency of certain financial and related transaction processes. The implementation of an ERP system will likely affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness. As future phases of the ERP implementation are completed, internal controls over financial reporting will be tested for effectiveness with respect to the scope of the phase completed. We concluded, as part of our evaluation described in the above paragraphs, that the implementation of ERP in these circumstances has not materially affected our internal control over financial reporting. The implementation is continuing in a phased approach and will continue to be evaluated for effect on our internal control over financial reporting.

There were no other changes in our internal control over financial reporting that occurred during the first quarter of Fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.
For a description of our legal proceedings, see Note 11, Contingent Liabilities and Commitments, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended August 29, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Stock Repurchases
Purchases of our common stock during each fiscal month of the first quarter of Fiscal 2021 were:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)(3)
08/30/20 - 10/03/20	—	$—	—	$68,761,000
10/04/20 - 10/31/20	170,174	50.30	141,662	61,761,000
11/01/20 - 11/28/20	63,225	48.12	62,288	58,761,000
Total	233,399	$49.71	203,950	$58,761,000
(1)    Shares not purchased as part of a publicly announced program were repurchased from employees who vested in Company shares and elected to pay their payroll tax via the value of shares delivered as opposed to cash.
(2)    Pursuant to a $70.0 million share repurchase program authorized by our Board of Directors on October 18, 2017. There is no time restriction on the authorization.
(3) Adjustment in dollar amount for repurchases remaining from prior quarter reflects a correction in the counting of share repurchases against share authorizations.

Our senior secured notes, as defined in Note 9, Long-Term Debt, of the Notes to Condensed Consolidated Financial Statements, included in Item 1, Condensed Consolidated Financial Statements, of this Quarterly Report on Form 10-Q, contains occurrence based restrictions that may limit our ability to make distributions or payments with respect to purchases of our common stock without consent of the lenders, except for limited purchases of our common stock from employees, in the event of a significant reduction in our EBITDA or in the event of a significant borrowing on our ABL Credit Facility.

Item 6. Exhibits.

3a.	Articles of Incorporation of the Registrant, as amended and restated on December 17, 2020, and incorporated by reference herein.
3b.
Amended By-Laws of the Registrant previously filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated March 16, 2016 (Commission File Number 001-06403) and incorporated by reference herein.

3c.	Articles of Amendment as filed with the Iowa Secretary of State on December 17, 2020, and incorporated by reference herein.
4.1
Indenture, dated November 1, 2019, by and between Winnebago Industries, Inc. and U.S. Bank National Association previously filed as Exhibit 4.1 with the Registrant’s Current Report on Form 8-K dated October 29, 2019.

4.2	Form of 1.50% Convertible Senior Note due 2025 (included in Exhibit 4.1).
4.3
Indenture, dated as of July 8, 2020, by and among Winnebago Industries, Inc., the guarantors named therein and U.S. Bank National Association, as trustee, previously filed as Exhibit 4.1 with the Registrant's Current Report on Form 8-K dated July 8, 2020.

4.4	Form of 6.250% Senior Secured Note due 2028 (included in Exhibit 4.3)
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from our Quarterly Report on Form 10-Q for the first quarter of Fiscal 2021 in Inline Extensible Business Reporting Language ("iXBRL"): (i) the Condensed Consolidated Balance Sheets at November 28, 2020, and August 29, 2020, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended November 28, 2020, and November 30, 2019, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended November 28, 2020, and November 30, 2019, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended November 28, 2020, and November 30, 2019, and (v) the Notes to the Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the first quarter of Fiscal 2021 formatted in iXBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.

Date:	December 18, 2020	By	/s/ Michael J. Happe
Michael J. Happe
Chief Executive Officer, President
(Principal Executive Officer)

Date:	December 18, 2020	By	/s/ Bryan L. Hughes
Bryan L. Hughes
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer)