Form 10-Q
period 2021-02-27
WINNEBAGO INDUSTRIES INC
filed 2021-03-24
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 27, 2021

or

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

The number of shares of common stock, par value $0.50 per share, outstanding on March 18, 2021 was 33,600,159.

Winnebago Industries, Inc.

PART I. FINANCIAL INFORMATION.

Item 1. Condensed Consolidated Financial Statements.

Winnebago Industries, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	February 27, 2021	February 29, 2020	February 27, 2021	February 29, 2020
Net revenues	$839,886	$626,810	$1,633,017	$1,215,268
Cost of goods sold	683,304	547,028	1,339,431	1,056,873
Gross profit	156,582	79,782	293,586	158,395
Selling, general, and administrative expenses	53,016	42,164	101,415	93,269
Amortization of intangible assets	3,591	7,974	7,181	11,588
Total operating expenses	56,607	50,138	108,596	104,857
Operating income	99,975	29,644	184,990	53,538
Interest expense	10,052	8,651	19,993	14,700
Non-operating income	(311)	(270)	(217)	(386)
Income before income taxes	90,234	21,263	165,214	39,224
Provision for income taxes	21,166	3,995	38,723	7,888
Net income	$69,068	$17,268	$126,491	$31,336

Income per common share:
Basic	$2.06	$0.51	$3.77	$0.95
Diluted	$2.04	$0.51	$3.74	$0.95

Weighted average common shares outstanding:
Basic	33,533	33,614	33,571	32,840
Diluted	33,910	33,918	33,821	33,143

Net income	$69,068	$17,268	$126,491	$31,336
Other comprehensive income (loss):
Amortization of net actuarial loss (net of tax of $3, $3, $6, and $5)	8	8	17	16
Interest rate swap activity (net of tax of $—, $—, $—, and $22)	—	—	—	(68)
Total other comprehensive income (loss)	8	8	17	(52)
Comprehensive income	$69,076	$17,276	$126,508	$31,284
See Notes to Condensed Consolidated Financial Statements.

Winnebago Industries, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	February 27, 2021	August 29, 2020
Assets
Current assets:
Cash and cash equivalents	$333,015	$292,575
Receivables, less allowance for doubtful accounts ($301 and $353, respectively)	232,349	220,798
Inventories, net	278,468	182,941
Prepaid expenses and other assets	21,146	17,296
Total current assets	864,978	713,610
Property, plant, and equipment, net	173,609	174,945
Other assets:
Goodwill	348,058	348,058
Other intangible assets, net	397,587	404,768
Investment in life insurance	28,301	27,838
Operating lease assets	27,833	29,463
Other assets	15,429	15,018
Total assets	$1,855,795	$1,713,700

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$144,604	$132,490
Income taxes payable	—	8,840
Accrued expenses:
Accrued compensation	47,086	36,533
Product warranties	76,040	64,031
Self-insurance	17,469	17,437
Promotional	11,719	12,543
Accrued interest	4,260	4,652
Other	19,825	23,864
Total current liabilities	321,003	300,390
Non-current liabilities:
Long-term debt, less current maturities	520,284	512,630
Deferred income taxes	16,528	15,608
Unrecognized tax benefits	6,207	6,511
Operating lease liabilities	25,942	27,048
Deferred compensation benefits, net of current portion	10,521	11,130
Other	12,946	12,917
Total non-current liabilities	592,428	585,844
Contingent liabilities and commitments (Note 10)
Stockholders' equity:
Preferred stock, par value $0.01: Authorized-10,000 shares; Issued-zero	—	—
Common stock, par value $0.50: Authorized-120,000 shares; Issued-51,776 shares	25,888	25,888
Additional paid-in capital	209,727	203,791
Retained earnings	1,032,020	913,610
Accumulated other comprehensive loss	(509)	(526)
Treasury stock, at cost: 18,225 and 18,133 shares, respectively	(324,762)	(315,297)
Total stockholders' equity	942,364	827,466
Total liabilities and stockholders' equity	$1,855,795	$1,713,700
See Notes to Condensed Consolidated Financial Statements.

Winnebago Industries, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(in thousands)	February 27, 2021	February 29, 2020
Operating activities:
Net income	$126,491	$31,336
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,559	7,720
Amortization of intangible assets	7,181	11,588
Non-cash interest expense, net	6,769	4,182
Amortization of debt issuance costs	1,229	1,457
Last-in, first-out expense	552	664
Stock-based compensation	6,981	3,640
Deferred income taxes	914	576
Other, net	(3,460)	252
Change in assets and liabilities:
Receivables	(11,547)	11,734
Inventories	(96,079)	45,275
Prepaid expenses and other assets	2,321	(4,081)
Accounts payable	12,487	4,688
Income taxes and unrecognized tax benefits	(10,698)	(966)
Accrued expenses and other liabilities	15,222	1,099
Net cash provided by operating activities	66,922	119,164

Investing activities:
Purchases of property and equipment	(14,920)	(19,057)
Acquisition of business, net of cash acquired	—	(264,280)
Proceeds from sale of property and equipment	7,778	—
Other, net	(223)	179
Net cash used in investing activities	(7,365)	(283,158)

Financing activities:
Borrowings on long-term debt	1,647,764	1,412,294
Repayments on long-term debt	(1,647,764)	(1,115,044)
Purchase of convertible bond hedge	—	(70,800)
Proceeds from issuance of warrants	—	42,210
Payments of cash dividends	(8,075)	(7,174)
Payments for repurchases of common stock	(12,109)	—
Payments of debt issuance costs	(224)	(10,761)
Other, net	1,291	(1,223)
Net cash (used in) provided by financing activities	(19,117)	249,502

Net increase in cash and cash equivalents	40,440	85,508
Cash and cash equivalents at beginning of period	292,575	37,431
Cash and cash equivalents at end of period	$333,015	$122,939

Supplemental cash flow disclosure:
Income taxes paid, net	$47,804	$7,652
Interest paid	$12,244	$9,938

Non-cash transactions:
Issuance of Winnebago common stock for acquisition of business	$—	$92,572
Capital expenditures in accounts payable	$195	$118
See Notes to Condensed Consolidated Financial Statements.

Winnebago Industries, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	Three Months Ended February 27, 2021
(in thousands, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Number	Amount				Number	Amount
Balances at November 28, 2020	51,776	$25,888	$204,551	$966,945	$(517)	(18,275)	$(325,309)	$871,558
Stock-based compensation, net of forfeitures	—	—	4,622	—	—	1	5	4,627
Issuance of stock, net	—	—	554	—	—	58	1,045	1,599
Repurchase of common stock	—	—	—	—	—	(9)	(503)	(503)
Common stock dividends; $0.12 per share	—	—	—	(3,993)	—	—	—	(3,993)
Actuarial loss, net of tax	—	—	—	—	8	—	—	8
Net income	—	—	—	69,068	—	—	—	69,068
Balances at February 27, 2021	51,776	$25,888	$209,727	$1,032,020	$(509)	(18,225)	$(324,762)	$942,364

	Six Months Ended February 27, 2021
(in thousands, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Number	Amount				Number	Amount
Balances at August 29, 2020	51,776	$25,888	$203,791	$913,610	$(526)	(18,133)	$(315,297)	$827,466
Stock-based compensation, net of forfeitures	—	—	6,968	—	—	1	13	6,981
Issuance of stock, net	—	—	(1,032)	—	—	149	2,631	1,599
Repurchase of common stock	—	—	—	—	—	(242)	(12,109)	(12,109)
Common stock dividends; $0.24 per share	—	—	—	(8,081)	—	—	—	(8,081)
Actuarial loss, net of tax	—	—	—	—	17	—	—	17
Net income	—	—	—	126,491	—	—	—	126,491
Balances at February 27, 2021	51,776	$25,888	$209,727	$1,032,020	$(509)	(18,225)	$(324,762)	$942,364

	Three Months Ended February 29, 2020
(in thousands, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Number	Amount				Number	Amount
Balances at November 30, 2019	51,776	$25,888	$198,733	$877,469	$(551)	(18,177)	$(315,930)	$785,609
Stock-based compensation, net of forfeitures	—	—	1,830	—	—	—	8	1,838
Issuance of stock, net	—	—	188	—	—	25	430	618
Repurchase of common stock	—	—	—	—	—	(1)	(74)	(74)
Common stock dividends; $0.11 per share	—	—	—	(3,743)	—	—	—	(3,743)
Actuarial loss, net of tax	—	—	—	—	8	—	—	8
Net income	—	—	—	17,268	—	—	—	17,268
Balances at February 29, 2020	51,776	$25,888	$200,751	$890,994	$(543)	(18,153)	$(315,566)	$801,524

	Six Months Ended February 29, 2020
(in thousands, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Number	Amount				Number	Amount
Balances at August 31, 2019	51,776	$25,888	$91,185	$866,886	$(491)	(20,262)	$(351,256)	$632,212
Stock-based compensation, net of forfeitures	—	—	3,624	—	—	—	17	3,641
Issuance of stock, net	—	—	(2,031)	—	—	153	2,649	618
Issuance of stock for acquisition	—	—	57,811	—	—	2,000	34,761	92,572
Repurchase of common stock	—	—	—	—	—	(44)	(1,737)	(1,737)
Common stock dividends; $0.22 per share	—	—	—	(7,228)	—	—	—	(7,228)
Actuarial loss, net of tax	—	—	—	—	16	—	—	16
Interest rate swap activity, net of tax	—	—	—	—	(68)	—	—	(68)
Equity component of convertible senior notes and offering costs, net of tax of $20,840	—	—	61,335	—	—	—	—	61,335
Convertible note hedge purchase, net of tax of $17,417	—	—	(53,383)	—	—	—	—	(53,383)
Warrant transactions	—	—	42,210	—	—	—	—	42,210
Net income	—	—	—	31,336	—	—	—	31,336
Balances at February 29, 2020	51,776	$25,888	$200,751	$890,994	$(543)	(18,153)	$(315,566)	$801,524
See Notes to Condensed Consolidated Financial Statements.

Winnebago Industries, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1: Basis of Presentation

Unless the context otherwise requires, the use of the terms "Winnebago Industries," "Winnebago", and "the Company" in these Notes to Condensed Consolidated Financial Statements refers to Winnebago Industries, Inc. and its wholly-owned subsidiaries.

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

Dividend
On March 17, 2021, the Company's Board of Directors declared a quarterly cash dividend of $0.12 per share payable on April 28, 2021 to common stockholders of record at the close of business on April 14, 2021.

CARES Act
The Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law on March 27, 2020. The Company is taking advantage of the employer payroll tax ("FICA") deferral offered by the CARES Act, which allows the Company to defer the payment of employer payroll taxes for the period from March 27, 2020 to December 31, 2020. The deferred FICA liability as of February 27, 2021 was $16.2 million and will be payable in equal installments at December 2021 and December 2022. Additionally, the Company took advantage of a tax credit granted to companies under the CARES Act who continued to pay their employees when operations were fully or partially suspended. The refundable tax credit through the end of the third quarter of Fiscal 2020, reflected in cost of goods sold and within other current assets, is approximately $4.0 million, of which $3.2 million is outstanding, and will be received in Fiscal 2021.

Recently Adopted Accounting Pronouncements
The Company adopted Accounting Standards Codification ("ASC") Topic 326, Financial Instruments—Credit Losses (“Topic 326”), effective August 30, 2020. The new impairment model (known as the current expected credit loss ("CECL") model) is based on expected losses rather than incurred losses. Topic 326 is applicable to financial assets measured at amortized cost, such as accounts receivable and deposits. It requires historical loss data to be adjusted to reflect changes in asset-specific considerations, current conditions and reasonable and supportable forecasts of future economic conditions. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. The Company adopted Topic 326 using the modified retrospective transition approach, which involves recognizing the cumulative effect of initial adoption of Topic 326 as an adjustment to its opening retained earnings as of August 30, 2020. Therefore, comparative information prior to the adoption date has not been adjusted. As a result of adoption of Topic 326, the Company did not recognize an incremental allowance for credit losses on its accounts receivable for the first six months ended February 27, 2021. The adoption of this standard did not materially impact the Company's Condensed Consolidated Financial Statements.

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

The Company's chief operating decision maker ("CODM") is its Chief Executive Officer. The Company's CODM relies on internal management reporting that analyzes consolidated results and each operating segment's Adjusted EBITDA. The Company's CODM has ultimate responsibility for enterprise decisions. The Company's CODM determines, in particular, resource allocation for, and monitors the performance of, the consolidated enterprise, the Towable segment, and the Motorhome segment. The operating segments' management have responsibility for operating decisions, allocating resources, and assessing performance within their respective segments. The accounting policies of both reportable segments are the same and are described in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended August 29, 2020.

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

	Three Months Ended		Six Months Ended
(in thousands)	February 27, 2021	February 29, 2020	February 27, 2021	February 29, 2020
Net Revenues
Towable	$439,284	$283,463	$894,185	$624,713
Motorhome	382,575	325,542	704,964	551,433
Corporate / All Other	18,027	17,805	33,868	39,122
Consolidated	$839,886	$626,810	$1,633,017	$1,215,268

Adjusted EBITDA
Towable	$62,366	$34,746	$125,509	$70,531
Motorhome	50,969	14,946	81,312	24,277
Corporate / All Other	(5,370)	(4,263)	(9,563)	(7,331)
Consolidated	$107,965	$45,429	$197,258	$87,477

Capital Expenditures
Towable	$2,714	$5,640	$6,851	$9,666
Motorhome	3,268	5,372	7,271	7,612
Corporate / All Other	249	1,421	798	1,779
Consolidated	$6,231	$12,433	$14,920	$19,057

(in thousands)	February 27, 2021	August 29, 2020
Total Assets
Towable	$723,388	$718,253
Motorhome	694,077	600,304
Corporate / All Other	438,330	395,143
Consolidated	$1,855,795	$1,713,700

Reconciliation of net income to consolidated Adjusted EBITDA:

	Three Months Ended		Six Months Ended
(in thousands)	February 27, 2021	February 29, 2020	February 27, 2021	February 29, 2020
Net income	$69,068	$17,268	$126,491	$31,336
Interest expense	10,052	8,651	19,993	14,700
Provision for income taxes	21,166	3,995	38,723	7,888
Depreciation	4,399	4,134	8,559	7,720
Amortization of intangible assets	3,591	7,974	7,181	11,588
EBITDA	108,276	42,022	200,947	73,232
Acquisition-related fair-value inventory step-up	—	3,634	—	4,810
Acquisition-related costs	—	—	—	9,950
Restructuring expenses	—	43	93	(129)
Gain on sale of property and equipment	—	—	(3,565)	—
Non-operating income	(311)	(270)	(217)	(386)
Adjusted EBITDA	$107,965	$45,429	$197,258	$87,477

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

The following tables set forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis at February 27, 2021 and August 29, 2020 according to the valuation techniques the Company used to determine their fair values:

	Fair Value at	Fair Value Hierarchy
(in thousands)	February 27, 2021	Level 1	Level 2	Level 3
Assets that fund deferred compensation:
Domestic equity funds	$838	$838	$—	$—
International equity funds	36	36	—	—
Fixed income funds	47	47	—	—
Total assets at fair value	$921	$921	$—	$—

	Fair Value at	Fair Value Hierarchy
(in thousands)	August 29, 2020	Level 1	Level 2	Level 3
Assets that fund deferred compensation:
Domestic equity funds	$626	$626	$—	$—
International equity funds	34	34	—	—
Fixed income funds	50	50	—	—
Total assets at fair value	$710	$710	$—	$—

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

Assets and Liabilities that are measured at Fair Value on a Nonrecurring Basis
The Company's non-financial assets, which include goodwill, intangible assets, and property, plant and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, the Company must evaluate the non-financial asset for impairment. If an impairment has occurred, the asset is required to be recorded at the estimated fair value. No impairments were recorded for non-financial assets in the second quarter of Fiscal 2021 or the second quarter of Fiscal 2020.

Fair Value of Financial Instruments
The Company's financial instruments, other than those presented in the disclosures above, include cash, receivables, accounts payable, other payables, and long-term debt. The fair values of cash, receivables, accounts payable, and other payables approximated carrying values because of the short-term nature of these instruments. If these instruments were measured at fair value in the financial statements, they would be classified as Level 1 in the fair value hierarchy. See Note 8, Long-Term Debt, for information about the fair value of the Company's long-term debt.

Note 4: Inventories

Inventories consist of the following:

(in thousands)	February 27, 2021	August 29, 2020
Finished goods	$9,184	$17,141
Work-in-process	145,092	86,651
Raw materials	160,577	114,982
Total	314,853	218,774
Less last-in, first-out ("LIFO") reserve	36,385	35,833
Inventories, net	$278,468	$182,941

Inventory valuation methods consist of the following:

(in thousands)	February 27, 2021	August 29, 2020
LIFO basis	$131,760	$88,675
First-in, first-out basis	183,093	130,099
Total	$314,853	$218,774

The above value of inventories, before reduction for the LIFO reserve, approximates replacement cost at the respective dates.

Note 5: Property, Plant, and Equipment
Property, plant, and equipment is stated at cost, net of accumulated depreciation, and consists of the following:

(in thousands)	February 27, 2021	August 29, 2020
Land	$9,111	$11,101
Buildings and building improvements	147,587	144,565
Machinery and equipment	120,106	117,370
Software	28,611	28,456
Transportation	4,938	4,913
Construction in progress	19,216	20,778
Property, plant, and equipment, gross	329,569	327,183
Less accumulated depreciation	155,960	152,238
Property, plant, and equipment, net	$173,609	$174,945

Depreciation expense was $4.4 million and $4.1 million during the second quarters of Fiscal 2021 and 2020, respectively; and $8.6 million and $7.7 million for the first six months of Fiscal 2021 and 2020, respectively.

Note 6: Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows for the first six months of Fiscal 2021 and 2020, of which there were no accumulated impairment losses:

(in thousands)	Towable	Motorhome	Corporate / All Other	Total
Balances at August 31, 2019	$244,684	$—	$30,247	$274,931
Acquisition of Newmar(1)	—	73,929	—	73,929
Balances at February 29, 2020	$244,684	$73,929	$30,247	$348,860

Balances at August 29, 2020 and February 27, 2021(2)	$244,684	$73,127	$30,247	$348,058
(1)    The change in Motorhome activity is related to the acquisition of Newmar Corporation, Dutch Real Estate Corp., New-Way Transport and New-Serv (collectively "Newmar") that occurred on November 8, 2019. See Note 2, Business Combinations in the Company's Annual Report on Form 10-K for the fiscal year ended August 29, 2020 for additional acquisition information.
(2) There was no activity in the six months beginning August 29, 2020 and ending February 27, 2021.

Other intangible assets, net of accumulated amortization, consist of the following:

		February 27, 2021			August 29, 2020
($ in thousands)	Weighted Average Life-Years	Cost	Accumulated Amortization	Weighted Average Life-Years	Cost	Accumulated Amortization
Trade names	Indefinite	$275,250		Indefinite	$275,250
Dealer networks	12.1	159,581	$39,070	12.2	159,581	$32,487
Backlog	0.5	28,327	28,327	0.5	28,327	28,327
Non-compete agreements	4.3	6,647	4,821	4.1	6,647	4,223
Other intangible assets, gross		469,805	72,218		469,805	65,037
Less accumulated amortization		72,218			65,037
Other intangible assets, net		$397,587			$404,768

The weighted average remaining amortization period for intangible assets as of February 27, 2021 was approximately 10 years.

Remaining estimated aggregate annual amortization expense by fiscal year is as follows:

(in thousands)	Amount
Fiscal 2021	$7,180
Fiscal 2022	13,719
Fiscal 2023	13,526
Fiscal 2024	13,424
Fiscal 2025	13,219
Thereafter	61,269
Total amortization expense remaining	$122,337

Note 7: Product Warranties

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

Changes in the Company's product warranty liability are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	February 27, 2021	February 29, 2020	February 27, 2021	February 29, 2020
Balance at beginning of period	$70,502	$61,107	$64,031	$44,436
Business acquisition(1)	—	—	—	15,147
Provision	20,227	15,729	41,930	31,047
Claims paid	(14,689)	(16,625)	(29,921)	(30,419)
Balance at end of period	$76,040	$60,211	$76,040	$60,211
(1)    Relates to the acquisition of Newmar on November 8, 2019. See Note 2, Business Combinations in the Company's Annual Report on Form 10-K for the fiscal year ended August 29, 2020 for additional acquisition information.

Note 8: Long-Term Debt

The components of long-term debt are as follows:

(in thousands)	February 27, 2021	August 29, 2020
ABL Credit Facility	$—	$—
Senior Secured Notes	300,000	300,000
Convertible Notes	300,000	300,000
Long-term debt, gross	600,000	600,000
Convertible Notes unamortized interest discount	(67,525)	(74,294)
Debt issuance costs, net	(12,191)	(13,076)
Long-term debt, net	$520,284	$512,630

Credit Agreements
On July 8, 2020, the Company closed its private offering (the “Senior Secured Notes Offering”) of $300 million aggregate principal amount of 6.25% Senior Secured Notes due 2028 (the “Senior Secured Notes”). The Senior Secured Notes were issued in accordance with an Indenture dated as of July 8, 2020 (the “Indenture”). The Senior Secured Notes will mature on July 15, 2028 unless earlier redeemed or repurchased. Interest on the Senior Secured Notes accrues starting July 8, 2020 and is payable semi-annually in arrears on January 15 and July 15 of each year, which began on January 15, 2021. The Senior Secured Notes and the related guarantees are secured by (i) a first-priority lien on substantially all of the Company’s and the subsidiary guarantor parties' existing and future assets (other than certain collateral under the Company’s ABL facility) and (ii) a second-priority lien on the Company’s present and future accounts and receivables, inventory and other related assets and proceeds that secure the ABL facility on a first-priority basis.

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

The Company amortizes debt issuance costs on a straight-line basis over the term of the associated debt agreement. If early principal payments are made on the Senior Secured Notes, a proportional amount of the unamortized issuance costs is expensed. As part of the Senior Secured Notes Offering, the Company capitalized $7.5 million in debt issuance costs that will be amortized over the eight-year term of the agreement.

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

The conversion rate of the Convertible Notes may be adjusted in certain circumstances, including in connection with a conversion of the Convertible Notes made following certain fundamental changes and under other circumstances set forth in the indenture. It is the Company's current intent to settle all conversions of the Convertible Notes through settlement of cash. The Company’s ability to cash settle may be limited depending on the stock price at the time of conversion.

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

Fair Value and Future Maturities
As of February 27, 2021, the fair value of long-term debt, gross, was $723.1 million. As of August 29, 2020, the fair value of long-term debt, gross, was $674.7 million.

Aggregate contractual maturities of debt in future fiscal years are as follows:

(in thousands)	Amount
Fiscal 2021	$—
Fiscal 2022	—
Fiscal 2023	—
Fiscal 2024	—
Fiscal 2025	300,000
Thereafter	300,000
Total Senior Secured Notes and Convertible Notes	$600,000

Note 9: Employee and Retiree Benefits

Deferred compensation liabilities are as follows:

(in thousands)	February 27, 2021	August 29, 2020
Non-qualified deferred compensation	$10,583	$11,460
Supplemental executive retirement plan	1,864	1,838
Executive deferred compensation plan	924	710
Deferred compensation benefits	13,371	14,008
Less current portion(1)	2,850	2,878
Deferred compensation benefits, net of current portion	$10,521	$11,130
(1) Included in Accrued compensation on the Condensed Consolidated Balance Sheets.

Note 10: Contingent Liabilities and Commitments
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

The Company's repurchase agreements generally provide that, in the event of default by the dealer on the agreement to pay the lending institution, Winnebago Industries will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 24 months, provide that the Company's liability will be the lesser of remaining principal owed by the dealer to the lending institution, or dealer invoice less periodic reductions based on the time since the date of the original invoice. The Company's liability cannot exceed 100% of the dealer invoice. In certain instances, the Company also repurchases inventory from dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of recreational vehicles or boats to repurchase current inventory if a dealership exits the business. The total contingent liability on all repurchase agreements of the Company was approximately $916.4 million and $798.9 million at February 27, 2021 and August 29, 2020, respectively.

Repurchased sales are not recorded as a revenue transaction, but the net difference between the original repurchase price and the resale price are recorded against the loss reserve, which is a deduction from gross revenue. The Company's loss reserve for repurchase commitments contains uncertainties because the calculation requires management to make assumptions and apply judgment regarding a number of factors. The Company's risk of loss related to these repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to the Company's repurchase agreements represents all financed dealer inventory at the period reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on these repurchase agreements and the Company's historical loss experience, an associated loss reserve is established which is included in Accrued expenses: Other on the Condensed Consolidated Balance Sheets. The Company's repurchase accrual was $1.0 million at February 27, 2021 and August 29, 2020. Repurchase risk is affected by the credit worthiness of the Company's dealer network, and management does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to establish the loss reserve for repurchase commitments.

There was no material activity related to repurchase agreements during the first six months ended February 27, 2021 and February 29, 2020.

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

Note 11: Revenue

The Company generates all operating revenue from contracts with customers. The Company's primary source of revenue is generated through the sale of manufactured motorized units, non-motorized towable units, and marine units to the Company's independent dealer network (the Company's customers). The following table disaggregates revenue by reportable segment and product category:

	Three Months Ended		Six Months Ended
(in thousands)	February 27, 2021	February 29, 2020	February 27, 2021	February 29, 2020
Net Revenues
Towable:
Fifth Wheel	$226,942	$156,748	$467,390	$351,937
Travel Trailer	207,042	123,894	415,638	264,357
Other(1)	5,300	2,821	11,157	8,419
Total Towable	439,284	283,463	894,185	624,713
Motorhome:
Class A	157,744	179,705	291,910	245,349
Class B	137,170	81,893	246,457	167,349
Class C	79,263	55,657	148,549	122,533
Other(1)	8,398	8,287	18,048	16,202
Total Motorhome	382,575	325,542	704,964	551,433
Corporate / All Other:
Other(2)	18,027	17,805	33,868	39,122
Total Corporate / All Other	18,027	17,805	33,868	39,122
Consolidated	$839,886	$626,810	$1,633,017	$1,215,268
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

Concentration of Risk
None of the Company's dealer organizations accounted for more than 10% of net revenue for each of the second quarter periods of Fiscal 2021 and Fiscal 2020. In addition, none of the Company's dealer organizations accounted for more than 10% of net revenue for the first six months of Fiscal 2021 and Fiscal 2020.

Note 12: Stock-Based Compensation

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

Stock-based compensation expense was $4.6 million and $2.0 million during the second quarters of Fiscal 2021 and 2020, respectively, and $7.0 million and $3.6 million during the first six months of Fiscal 2021 and 2020. Compensation expense is recognized over the requisite service period of the award.

Note 13: Restructuring

In Fiscal 2020, the Company's Class A diesel production was moved from Junction City, OR to Forest City, IA. In November 2020, a portion of the property in Junction City, OR was sold for net proceeds of $7.7 million with a resulting gain of $3.6 million. The gain on this sale is included within selling, general, and administrative expenses for Fiscal 2021. Total restructuring expenses for the first six months of Fiscal 2021 were immaterial to the overall financial statements.

The Company does not expect additional reorganization charges during the remainder of Fiscal 2021.

Note 14: Income Taxes

The Company's effective tax rate increased to 23.4% for the six months ended February 27, 2021 from 20.1% for the first six months ended February 29, 2020 due primarily to consistent year-over-year credits over higher current year pre-tax income and favorable research and development discrete items in the prior year.

The Company files a U.S. Federal tax return, as well as returns in various international and state jurisdictions. As of February 27, 2021, the Company's Federal returns from Fiscal 2017 to present are subject to review by the Internal Revenue Service. With limited exception, state returns from Fiscal 2016 to present continue to be subject to review by state taxing jurisdictions. The Company is currently under review by certain U.S. state tax authorities for Fiscal 2016 through 2019. The Company believes it has adequately reserved for its exposure to additional payments for uncertain tax positions in its liability for unrecognized tax benefits.

Note 15: Income Per Share
The following table reflects the calculation of basic and diluted income per share:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	February 27, 2021	February 29, 2020	February 27, 2021	February 29, 2020
Numerator
Net income	$69,068	$17,268	$126,491	$31,336

Denominator
Weighted average common shares outstanding	33,533	33,614	33,571	32,840
Dilutive impact of stock compensation awards	270	304	250	303
Dilutive impact of convertible notes	107	—	—	—
Weighted average common shares outstanding, assuming dilution	33,910	33,918	33,821	33,143

Anti-dilutive securities excluded from Weighted average common shares outstanding, assuming dilution	—	45	53	94

Basic income per common share	$2.06	$0.51	$3.77	$0.95
Diluted income per common share	$2.04	$0.51	$3.74	$0.95

Anti-dilutive securities were not included in the computation of diluted income per common share because they are considered anti-dilutive under the treasury stock method.

Note 16: Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income ("AOCI") by component, net of tax, were:

	Three Months Ended
	February 27, 2021		February 29, 2020
(in thousands)	Defined Benefit Pension Items	Total	Defined Benefit Pension Items	Total
Balance at beginning of period	$(517)	$(517)	$(551)	$(551)
Amounts reclassified from AOCI	8	8	8	8
Balance at end of period	$(509)	$(509)	$(543)	$(543)

	Six Months Ended
	February 27, 2021		February 29, 2020
(in thousands)	Defined Benefit Pension Items	Total	Defined Benefit Pension Items	Interest Rate Swap	Total
Balance at beginning of period	$(526)	$(526)	$(559)	$68	$(491)
OCI before reclassifications	—	—	—	(68)	(68)
Amounts reclassified from AOCI	17	17	16	—	16
Net current-period OCI	17	17	16	(68)	(52)
Balance at end of period	$(509)	$(509)	$(543)	$—	$(543)

Reclassifications out of AOCI, net of tax, were:

		Three Months Ended		Six Months Ended
(in thousands)	Location on Consolidated Statements of Income and Comprehensive Income	February 27, 2021	February 29, 2020	February 27, 2021	February 29, 2020
Amortization of net actuarial loss	SG&A	$8	$8	$17	$16

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

COVID-19 Pandemic
We continue to monitor guidance from international and domestic authorities, including federal, state and local public health authorities, and may take additional actions based on their requirements and recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. There has been strong retail demand by consumers of RVs as a safe travel option during the COVID-19 pandemic. In addition, while our production has experienced certain supply shortages, we are actively managing through these temporary supply chain disruptions. Refer to the COVID-19-related risk factors disclosed in Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended August 29, 2020.

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

Refer to the Results of Operations - Current Quarter Compared to the Comparable Prior Year Quarter and the Results of Operations - First Six Months of Fiscal 2021 Compared to the First Six Months of Fiscal 2020 for a detailed reconciliation of items that impacted EBITDA and Adjusted EBITDA. We have included these non-GAAP performance measures as a comparable measure to illustrate the effect of non-recurring transactions occurring during the reported periods and to improve comparability of our results from period to period. We believe Adjusted EBITDA provides meaningful supplemental information about our operating performance because these measures exclude amounts that we do not consider part of our core operating results when assessing our performance. Examples of items excluded from Adjusted EBITDA include acquisition-related costs, restructuring expenses, gain or loss on sale of property and equipment, and non-operating income.

Management uses these non-GAAP financial measures (a) to evaluate our historical and prospective financial performance and trends as well as our performance relative to competitors and peers; (b) to measure operational profitability on a consistent basis; (c) in presentations to the members of our board of directors to enable our board of directors to have the same measurement basis of operating performance as is used by management in its assessments of performance and in forecasting and budgeting for our company; (d) to evaluate potential acquisitions; and (e) to ensure compliance with covenants and restricted activities under the terms of our ABL Credit Facility and outstanding notes, as further described in Note 8, Long-Term Debt, of the Notes to Condensed Consolidated Financial Statements included in Item 1, Condensed Consolidated Financial Statements, of this Quarterly Report on Form 10-Q. We believe these non-GAAP financial measures are frequently used by securities analysts, investors, and other interested parties to evaluate companies in our industry.

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

We track RV Industry conditions using these key statistics to monitor trends and evaluate and understand our performance relative to the overall industry. The following is an analysis of changes in these key statistics for the rolling 12 months through January as of 2021 and 2020:

	US and Canada Industry
	Wholesale Unit Shipments per RVIA				Retail Unit Registrations per Stat Surveys
	Rolling 12 Months through January				Rolling 12 Months through January
	2021	2020	Unit Change	% Change	2021	2020	Unit Change	% Change
Towable(1)	391,747	357,358	34,389	9.6%	455,723	395,134	60,589	15.3%
Motorhome(2)	41,651	46,280	(4,629)	(10.0)%	53,093	52,135	958	1.8%
Combined	433,398	403,638	29,760	7.4%	508,816	447,269	61,547	13.8%
(1)    Towable: Fifth wheel and travel trailer products.
(2)    Motorhome: Class A, B, and C products.

Due to the onset of the COVID-19 pandemic in March 2020, evidenced by an industry wide shutdown of RV manufacturing in April 2020, shipments declined year over year for the period of March 2020 through May 2020. Shipments returned to growth from June 2020 through January 2021 due to high levels of end consumer demand and extremely low levels of dealer inventories, most notably in the towables segment. The rolling twelve months retail information for 2021 and 2020 illustrates that retail sales remain at healthy levels relative to the industry's historical retail levels. We believe retail demand is the key driver to continued growth in the industry.

The most recent RVIA wholesale shipment forecasts for calendar year 2021, as noted in the table below, indicate that industry shipments are expected to experience growth in 2021. The retail activity is anticipated to remain at healthy levels, and wholesale shipments are expected to reflect a rebound associated with dealers rebuilding their inventories.

	Calendar Year
Wholesale Unit Shipment Forecast per RVIA(1)	2021 Forecast	2020 Actual	Unit Change	% Change
Aggressive	543,600	430,400	113,200	26.3%
Most likely	533,400	430,400	103,000	23.9%
Conservative	523,100	430,400	92,700	21.5%
(1)    Prepared by ITR Economics for RVIA and reported in the Roadsigns RV Spring 2021 Industry Forecast Issue.

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

	Rolling 12 Months through January		Calendar Year
US and Canada	2021	2020(1)	2020	2019(1)	2018
Travel trailer and fifth wheels	10.4%	9.4%	10.4%	9.3%	7.8%
Motorhome A, B, C	20.7%	19.9%	20.8%	16.1%	15.5%
Total market share	11.5%	10.6%	11.5%	10.1%	8.7%
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

The following table illustrates the cumulative project costs:

	Six Months Ended	Fiscal Year		Cumulative Investment
(in thousands)	February 27, 2021	2020	2019	Fiscal 2015-2020
Capitalized	$2,171	$3,891	$3,875	$28,848	59.3%
Expensed	1,166	1,788	3,709	19,829	40.7%
Total	$3,337	$5,679	$7,584	$48,677	100.0%

Results of Operations - Current Quarter Compared to the Comparable Prior Year Quarter

Consolidated Performance Summary
The following is an analysis of changes in key items included in the consolidated statements of income and comprehensive income for the three months ended February 27, 2021 compared to the three months ended February 29, 2020:

	Three Months Ended
(in thousands, except percent and per share data)	February 27, 2021	% of Revenues(1)	February 29, 2020	% of Revenues(1)	$ Change	% Change
Net revenues	$839,886	100.0%	$626,810	100.0%	$213,076	34.0%
Cost of goods sold	683,304	81.4%	547,028	87.3%	136,276	24.9%
Gross profit	156,582	18.6%	79,782	12.7%	76,800	96.3%
Selling, general, and administrative expenses	53,016	6.3%	42,164	6.7%	10,852	25.7%
Amortization of intangible assets	3,591	0.4%	7,974	1.3%	(4,383)	(55.0)%
Total operating expenses	56,607	6.7%	50,138	8.0%	6,469	12.9%
Operating income	99,975	11.9%	29,644	4.7%	70,331	237.3%
Interest expense	10,052	1.2%	8,651	1.4%	1,401	16.2%
Non-operating income	(311)	—%	(270)	—%	41	15.2%
Income before income taxes	90,234	10.7%	21,263	3.4%	68,971	324.4%
Provision for income taxes	21,166	2.5%	3,995	0.6%	17,171	429.8%
Net income	$69,068	8.2%	$17,268	2.8%	$51,800	300.0%

Diluted income per share	$2.04		$0.51		$1.53	300.0%
Diluted average shares outstanding	33,910		33,918		(8)	—%
(1)    Percentages may not add due to rounding differences.

Net revenues increased in the second quarter of Fiscal 2021 compared to the second quarter of Fiscal 2020 primarily due to unit growth and pricing actions.

Gross profit as a percentage of revenue increased in the second quarter of Fiscal 2021 compared to the second quarter of Fiscal 2020 primarily due to pricing actions, improved operating leverage as a result of higher revenues, productivity initiatives, and a favorable segment sales mix.

Operating expenses increased in the second quarter of Fiscal 2021 compared to the second quarter of Fiscal 2020 due to an increase in variable compensation and increased selling costs partially offset by lower Newmar amortization.

Interest expense increased in the second quarter of Fiscal 2021 compared to the second quarter of Fiscal 2020 primarily due to a higher interest rate on indebtedness as a result of our refinancing of our term loan B in the fourth quarter of Fiscal 2020.

The effective tax rate increased to 23.5% for the second quarter of Fiscal 2021 compared to 18.8% for the second quarter of Fiscal 2020 primarily due to consistent year-over-year credits over higher current year pre-tax income and favorable research and development discrete items in the prior year.

Net income and diluted income per share increased in the second quarter of Fiscal 2021 compared to the second quarter of Fiscal 2020 primarily due to the profitability impact of higher revenues and improved profit margins, partially offset by a higher effective tax rate.

Non-GAAP Reconciliation
The following table reconciles net income to consolidated EBITDA and Adjusted EBITDA for the three months ended February 27, 2021 and February 29, 2020:

	Three Months Ended
(in thousands)	February 27, 2021	February 29, 2020
Net income	$69,068	$17,268
Interest expense	10,052	8,651
Provision for income taxes	21,166	3,995
Depreciation	4,399	4,134
Amortization of intangible assets	3,591	7,974
EBITDA	108,276	42,022
Acquisition-related fair-value inventory step-up	—	3,634
Restructuring expenses	—	43
Non-operating income	(311)	(270)
Adjusted EBITDA	$107,965	$45,429

Reportable Segment Performance Summary
Towable
The following is an analysis of key changes in our Towable segment for the three months ended February 27, 2021 compared to the three months ended February 29, 2020:

	Three Months Ended
(in thousands, except ASP)	February 27, 2021	% of Revenues	February 29, 2020	% of Revenues	$ Change	% Change
Net revenues	$439,284		$283,463		$155,821	55.0%
Adjusted EBITDA	62,366	14.2%	34,746	12.3%	27,620	79.5%

Average Selling Price ("ASP")(1)	32,377		32,638		(261)	(0.8)%

	Three Months Ended
Unit deliveries	February 27, 2021	Product Mix(2)	February 29, 2020	Product Mix(2)	Unit Change	% Change
Travel trailer	8,876	65.7%	5,446	62.4%	3,430	63.0%
Fifth wheel	4,632	34.3%	3,287	37.6%	1,345	40.9%
Total towables	13,508	100.0%	8,733	100.0%	4,775	54.7%
(1)    Average selling price excludes off-invoice dealer incentives.
(2)    Percentages may not add due to rounding differences.

Net revenues increased in the second quarter of Fiscal 2021 compared to the second quarter of Fiscal 2020 driven by unit growth.

Adjusted EBITDA increased in the second quarter of Fiscal 2021 compared to the second quarter of Fiscal 2020 due to an increase in unit sales and improved pricing.

Motorhome
The following is an analysis of key changes in our Motorhome segment for the three months ended February 27, 2021 compared to the three months ended February 29, 2020:

	Three Months Ended
(in thousands, except ASP)	February 27, 2021	% of Revenues	February 29, 2020	% of Revenues	$ Change	% Change
Net revenues	$382,575		$325,542		$57,033	17.5%
Adjusted EBITDA	50,969	13.3%	14,946	4.6%	36,023	241.0%

ASP(1)	130,856		145,554		(14,698)	(10.1)%

	Three Months Ended
Unit deliveries	February 27, 2021	Product Mix(2)	February 29, 2020	Product Mix(2)	Unit Change	% Change
Class A	704	24.4%	843	37.7%	(139)	(16.5)%
Class B	1,419	49.2%	784	35.0%	635	81.0%
Class C	762	26.4%	612	27.3%	150	24.5%
Total motorhomes	2,885	100.0%	2,239	100.0%	646	28.9%
(1)    ASP excludes off-invoice dealer incentives.
(2)    Percentages may not add due to rounding differences.

Net revenues increased in the second quarter of Fiscal 2021 compared to the second quarter of Fiscal 2020 primarily due to unit growth and increased pricing partially offset by unfavorable mix.

Adjusted EBITDA increased in the second quarter of Fiscal 2021 compared to the second quarter of Fiscal 2020 driven by revenue growth and margin expansion as a result of pricing, operating leverage, and productivity improvements.

Results of Operations - First Six Months of Fiscal 2021 Compared to the First Six Months of Fiscal 2020

Consolidated Performance Summary

The following is an analysis of changes in key items included in the consolidated statements of income and comprehensive income for the six months ended February 27, 2021 compared to the six months ended February 29, 2020:

	Six Months Ended
(in thousands, except percent and per share data)	February 27, 2021	% of Revenues(1)	February 29, 2020	% of Revenues(1)	$ Change	% Change
Net revenues	$1,633,017	100.0%	$1,215,268	100.0%	$417,749	34.4%
Cost of goods sold	1,339,431	82.0%	1,056,873	87.0%	282,558	26.7%
Gross profit	293,586	18.0%	158,395	13.0%	135,191	85.4%
Selling, general, and administrative expenses	101,415	6.2%	93,269	7.7%	8,146	8.7%
Amortization of intangible assets	7,181	0.4%	11,588	1.0%	(4,407)	(38.0)%
Total operating expenses	108,596	6.7%	104,857	8.6%	3,739	3.6%
Operating income	184,990	11.3%	53,538	4.4%	131,452	245.5%
Interest expense	19,993	1.2%	14,700	1.2%	5,293	36.0%
Non-operating income	(217)	—%	(386)	—%	(169)	(43.8)%
Income before income taxes	165,214	10.1%	39,224	3.2%	125,990	321.2%
Provision for income taxes	38,723	2.4%	7,888	0.6%	30,835	390.9%
Net income	$126,491	7.7%	$31,336	2.6%	$95,155	303.7%

Diluted income per share	$3.74		$0.95		$2.79	293.7%
Diluted average shares outstanding	33,821		33,143		678	2.0%
(1) Percentages may not add due to rounding differences.

Net revenues increased in the first six months of Fiscal 2021 compared to the first six months of Fiscal 2020 primarily due to organic unit growth, pricing actions, and our acquisition of Newmar.

Gross profit as a percentage of revenue increased in the first six months of Fiscal 2021 compared to the first six months of Fiscal 2020 primarily due to improved leverage as a result of higher revenues, pricing actions, and productivity initiatives.

Operating expenses increased in the first six months of Fiscal 2021 compared to the first six months of Fiscal 2020 due to an increase in variable compensation and incremental Newmar operating costs partially offset by prior year acquisition-related costs, lower Newmar amortization, and a gain recognized in the first quarter of Fiscal 2021 on the sale of certain assets.

Interest expense increased in the first six months of Fiscal 2021 compared to the first six months of Fiscal 2020 primarily due to a higher interest rate as a result of our refinancing of our term loan B in the fourth quarter of Fiscal 2020.

The effective tax rate increased to 23.4% for the first six months of Fiscal 2021 compared to 20.1% for the first six months of Fiscal 2020 primarily due to consistent year-over-year credits over higher current year pre-tax income and favorable research and development discrete items in the prior year.

Net income and diluted income per share increased in the first six months of Fiscal 2021 compared to the first six months of Fiscal 2020 primarily due to the profitability impact of higher organic revenues and improved profit margins, partially offset by higher operating expenses and a higher effective tax rate.

Non-GAAP Reconciliation

The following table reconciles net income to consolidated EBITDA and Adjusted EBITDA for the first six months ended February 27, 2021 and February 29, 2020:

	Six Months Ended
(in thousands)	February 27, 2021	February 29, 2020
Net (loss) income	$126,491	$31,336
Interest expense	19,993	14,700
Provision for income taxes	38,723	7,888
Depreciation	8,559	7,720
Amortization of intangible assets	7,181	11,588
EBITDA	200,947	73,232
Acquisition-related fair-value inventory step-up	—	4,810
Acquisition-related costs	—	9,950
Restructuring expenses	93	(129)
Gain on sale of property and equipment	(3,565)	—
Non-operating income	(217)	(386)
Adjusted EBITDA	$197,258	$87,477

Reportable Segment Performance Summary

Towable

The following is an analysis of key changes in our Towable segment for the first six months ended February 27, 2021 compared to the first six months ended February 29, 2020, and as of February 27, 2021 compared to February 29, 2020:

	Six Months Ended
(in thousands, except ASP)	February 27, 2021	% of Revenues	February 29, 2020	% of Revenues	$ Change	% Change
Net revenues	$894,185		$624,713		$269,472	43.1%
Adjusted EBITDA	125,509	14.0%	70,531	11.3%	54,978	77.9%

ASP(1)	32,229		32,836		(607)	(1.8)%

	Six Months Ended
Unit deliveries	February 27, 2021	Product Mix(2)	February 29, 2020	Product Mix(2)	Unit Change	% Change
Travel trailer	18,036	65.1%	11,782	60.9%	6,254	53.1%
Fifth wheel	9,686	34.9%	7,550	39.1%	2,136	28.3%
Total towables	27,722	100.0%	19,332	100.0%	8,390	43.4%

($ in thousands)	February 27, 2021		February 29, 2020		Change	% Change
Backlog(3)
Units	39,855		9,790		30,065	307.1%
Dollars	$1,206,695		$330,738		$875,957	264.8%
Dealer Inventory
Units	15,952		19,731		(3,779)	(19.2)%
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

Net revenues increased in the first six months of Fiscal 2021 compared to the first six months of Fiscal 2020 driven by unit growth.

Adjusted EBITDA increased in the first six months of Fiscal 2021 compared to the first six months of Fiscal 2020 due to an increase in unit sales and improved pricing.

We have seen an increase in backlog as of February 27, 2021 compared to February 29, 2020 due to the continued strong retail demand by consumers of RVs as a safe travel option during the COVID-19 pandemic. As a result of this high retail demand, dealer inventory levels are lower, creating higher order backlog.

Motorhome

The following is an analysis of key changes in our Motorhome segment for the first six months ended February 27, 2021 compared to the first six months ended February 29, 2020, and as of February 27, 2021 compared to February 29, 2020:

	Six Months Ended
(in thousands, except ASP)	February 27, 2021	% of Revenues	February 29, 2020	% of Revenues	$ Change	% Change
Net revenues	$704,964		$551,433		$153,531	27.8%
Adjusted EBITDA	81,312	11.5%	24,277	4.4%	57,035	234.9%

ASP(1)	133,550		129,344		4,206	3.3%

	Six Months Ended
Unit deliveries	February 27, 2021	Product Mix(2)	February 29, 2020	Product Mix(2)	Unit Change	% Change
Class A	1,302	25.0%	1,242	30.1%	60	4.8%
Class B	2,517	48.3%	1,593	38.7%	924	58.0%
Class C	1,396	26.7%	1,286	31.2%	110	8.6%
Total motorhomes	5,215	100.0%	4,121	100.0%	1,094	26.5%

($ in thousands)	February 27, 2021		February 29, 2020		Change	% Change
Backlog(3)
Units	14,974		2,856		12,118	424.3%
Dollars	$1,816,503		$394,570		$1,421,933	360.4%
Dealer Inventory
Units	2,739		5,507		(2,768)	(50.3)%
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

Net revenues increased in the first six months of Fiscal 2021 compared to the first six months of Fiscal 2020 primarily due to our acquisition of Newmar, organic unit growth, and increased pricing.

Adjusted EBITDA increased in the first six months of Fiscal 2021 compared to the first six months of Fiscal 2020 driven by pricing actions, higher organic revenue, productivity initiatives, and our acquisition of Newmar.

We have seen an increase in the volume and dollar value of backlog as of February 27, 2021 compared to February 29, 2020 due to the continued strong retail demand by consumers of RVs as a safe travel option during the COVID-19 pandemic. As a result of this high retail demand, dealer inventory levels are lower, creating higher order backlog.

Analysis of Financial Condition, Liquidity, and Resources
Cash Flows
The following table summarizes our cash flows from operations for the six months ended February 27, 2021 and February 29, 2020:

	Six Months Ended
(in thousands)	February 27, 2021	February 29, 2020
Total cash provided by (used in):
Operating activities	$66,922	$119,164
Investing activities	(7,365)	(283,158)
Financing activities	(19,117)	249,502
Net increase in cash and cash equivalents	$40,440	$85,508
Operating Activities
Cash provided by operating activities decreased for the six months ended February 27, 2021 compared to the six months ended February 29, 2020 primarily due to an increase in our inventory partially offset by higher profitability in the first six months of Fiscal 2021.

Investing Activities
Cash used in investing activities decreased for the six months ended February 27, 2021 compared to the six months ended February 29, 2020 primarily due to our acquisition of Newmar during the first quarter of Fiscal 2020.

Financing Activities
Cash provided by financing activities for the six months ended February 27, 2021 compared to cash used for the six months ended February 29, 2020 changed primarily due to the issuance of Convertible Notes issued in the first quarter of Fiscal 2020 to finance our acquisition of Newmar, partially offset by an increase in stock repurchases in the first quarter of Fiscal 2021.

Debt and Capital
During the first quarter of Fiscal 2020, we issued the Convertible Notes, which were used to partially fund the Newmar acquisition. Refer to Note 8, Long-Term Debt, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional details.

On July 8, 2020, we closed our private offering (the "Senior Secured Notes Offering") of $300 million in aggregate principal amount of 6.25% senior secured notes due 2028 (the "Senior Secured Notes"). The proceeds from the Senior Secured Notes were used to repay the remaining debt on the term loan and for general corporate purposes. Refer to Note 8, Long-Term Debt, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional details.

We maintain a $192.5 million asset-based revolving credit facility ("ABL Credit Facility") with a maturity date of October 22, 2024 subject to certain factors which may accelerate the maturity date. As of February 27, 2021, we had no borrowings against the ABL Credit Facility.

As of February 27, 2021, we had $333.0 million in cash and cash equivalents and $192.5 million in unused ABL Credit Facility. Our cash and cash equivalent balances consist of high quality, short-term money market instruments.

We believe cash flow from operations, existing lines of credit, and access to debt and capital markets will be sufficient to meet our current liquidity needs, and we have committed liquidity and cash reserves in excess of our anticipated funding requirements. We evaluate the financial stability of the counterparties for the Convertible Notes, the Senior Secured Notes, and the ABL Credit Facility, and will continue to monitor counterparty risk on an on-going basis.

Other Financial Measures
Working capital at February 27, 2021 and August 29, 2020 was $544.0 million and $413.2 million, respectively. We currently expect cash on hand, funds generated from operations, and the borrowing available under our ABL Credit Facility to be sufficient to cover both short-term and long-term operating requirements.

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

On October 14, 2020, the Board adopted, subject to shareholder approval, an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock, par value $0.50 per share, by 60 million shares to a total of 120 million shares. This amendment was approved by the Company’s shareholders at the 2020 Annual Meeting of Shareholders on December 15, 2020. The amendment, along with an amended and restated Articles of Incorporation, were made effective upon filing with the Secretary of State of the State of Iowa on December 17, 2020.

On October 18, 2017, our Board of Directors authorized a share repurchase program in the amount of $70.0 million. There is no time restriction on the authorization. In the first six months of Fiscal 2021, we repurchased 204,000 shares of our own common stock at a cost of $10.4 million under this authorization, and 38,000 shares at a cost of $2.1 million to satisfy tax obligations on employee equity awards vested. We continually evaluate if share repurchases reflect a prudent use of our capital and, subject to compliance with our ABL Credit Facility and Senior Secured Notes, we may purchase shares in the future. At February 27, 2021, we have $58.8 million remaining on our board repurchase authorization.

On March 17, 2021, our Board of Directors approved a quarterly cash dividend of $0.12 per share payable on April 28, 2021, to common stockholders of record at the close of business on April 14, 2021.

Contractual Obligations and Commercial Commitments
There has been no material change in our contractual obligations since the end of Fiscal 2020. Refer to Note 8, Long-Term Debt, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional details on the Convertible Notes and Senior Secured Notes, and see our Annual Report on Form 10-K for the fiscal year ended August 29, 2020 for additional information regarding our contractual obligations and commercial commitments.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act
Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as "anticipate," "assume," "believe," "estimate," "expect," "guidance," "intend," "outlook," "plan," "project," and other words and terms of similar meaning. Such statements reflect our current views and estimates with respect to future market conditions, company performance and financial results, operational investments, business prospects, new strategies, the competitive environment, and other events. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the potential results discussed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended August 29, 2020, and Item 1A, Risk Factors, in Part II of this Quarterly Report on Form 10-Q, for a description of important factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. Among the factors that could cause actual results and outcomes to differ materially from those contained in such forward-looking statements are the following: competition and new product introductions by competitors, our ability to attract and retain qualified personnel, increases in market compensation rates, business or production disruptions, sales order cancellations, risk related to the terms of our credit agreements and compliance with debt covenants and leverage ratios, stock price volatility and share dilution, disruptions or unanticipated costs from facility expansions, availability of labor, a slowdown in the economy, low consumer confidence, the effect of global tensions, increases in interest rates, availability of credit, availability of financing for RV and marine dealers, impairment of goodwill, risk related to cyclicality and seasonality of our business, slower than anticipated sales of new or existing products, integration of operations relating to merger and acquisition activities generally, our acquisition of Newmar, the possibility that the Newmar acquisition may not perform as expected or may not result in earnings growth, difficulties and expenses related to integrating Newmar into our business, increased focus of management attention and resources on the acquisition of Newmar, risks related to the Convertible Notes and Senior Secured Notes, including our ability to satisfy our obligations under the Convertible Notes and Senior Secured Notes, risks related to our Convertible Note hedge and warrant transactions, inadequate liquidity or capital resources, inventory and distribution channel management, our ability to innovate, our reliance on large dealer organizations, significant increase in repurchase obligations, availability and price of fuel, availability of chassis and other key component parts, increased material and component costs, exposure to warranty claims, ability to protect our intellectual property, exposure to product liability claims, dependence on information systems and web applications, any unexpected expenses related to the implementation of our ERP system, the duration and scope of the COVID-19 pandemic, actions governments, businesses, and individuals take in response to the COVID-19 pandemic, including mandatory business closures and restrictions of onsite commercial interactions; the impact of the pandemic and actions taken in response to the pandemic on regional economies and economic activity; the pace of recovery when the COVID-19 pandemic subsides; and general economic uncertainty in key markets and a worsening of domestic economic conditions or low levels of economic growth, risk related to data security, governmental regulation, including for climate change, risk related to anti-takeover provisions applicable to us, cyber-attacks and other factors. We caution that the foregoing list of important factors is not complete. Any forward-looking statements speak only as of the date they are made, and we assume no obligation to update any forward-looking statement that we may make.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The assets we maintain to fund deferred compensation have market risk, but we maintain a corresponding liability for these assets. The market risk is therefore borne by the participants in the deferred compensation program.

Interest rate risk
As of February 27, 2021, we have no interest rate swaps outstanding and the Term Loan, that had been subject to variable interest rates, was repaid in the fourth quarter of Fiscal 2020 using the proceeds from the Senior Secured Notes. The ABL is our only floating rate debt instrument which remains undrawn as of February 27, 2021.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain "disclosure controls and procedures", as such term is defined under Exchange Act 13a-15(e), that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures and believes that such controls and procedures are effective at the reasonable assurance level.

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

There were no changes in our internal control over financial reporting that occurred during the second quarter of Fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.
For a description of our legal proceedings, see Note 10, Contingent Liabilities and Commitments, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended August 29, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Stock Repurchases
Purchases of our common stock during each fiscal month of the second quarter of Fiscal 2021 were:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
11/29/20 - 01/02/21	7,219	$58.53	—	$58,761,000
01/03/21 - 01/30/21	1,227	61.25	—	58,761,000
01/31/21 - 02/27/21	72	71.46	—	58,761,000
Total	8,518	$59.03	—	$58,761,000
(1)    Shares not purchased as part of a publicly announced program were repurchased from employees who vested in Company shares and elected to pay their payroll tax via the value of shares delivered as opposed to cash.
(2)    Pursuant to a $70.0 million share repurchase program authorized by our Board of Directors on October 18, 2017. There is no time restriction on the authorization.

Our Senior Secured notes, as defined in Note 8, Long-Term Debt, of the Notes to Condensed Consolidated Financial Statements, included in Item 1, Condensed Consolidated Financial Statements, of this Quarterly Report on Form 10-Q, contains occurrence based restrictions that may limit our ability to make distributions or payments with respect to purchases of our common stock without consent of the lenders, except for limited purchases of our common stock from employees, in the event of a significant reduction in our EBITDA or in the event of a significant borrowing on our ABL Credit Facility.

Item 6. Exhibits.

3a.
Articles of Incorporation of the Registrant, as amended and restated on December 17, 2020 previously filed as Exhibit 3a to the Registrant's Quarterly Report for the quarter ended November 28, 2020. of the Registrant, as amended and restated on December 17, 2020 previously filed as Exhibit 3a to the Registrant's Quarterly Report for the quarter ended November 28, 2020.

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
101
The following financial statements from our Quarterly Report on Form 10-Q for the second quarter of Fiscal 2021 in Inline Extensible Business Reporting Language ("iXBRL"): (i) the Condensed Consolidated Balance Sheets at February 27, 2021, and August 29, 2020, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended February 27, 2021, and February 29, 2020, (iii) the Condensed Consolidated Statements of Cash Flows for the three and six months ended February 27, 2021, and February 29, 2020, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended February 27, 2021, and February 29, 2020, and (v) the Notes to the Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the second quarter of Fiscal 2021 formatted in iXBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.

Date:	March 24, 2021	By	/s/ Michael J. Happe
Michael J. Happe
Chief Executive Officer, President
(Principal Executive Officer)

Date:	March 24, 2021	By	/s/ Bryan L. Hughes
Bryan L. Hughes
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer)