Form 10-Q
period 2021-05-29
WINNEBAGO INDUSTRIES INC
filed 2021-06-23
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 29, 2021

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

641-585-3535
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

As of June 18, 2021, there were 33,599,487 shares of common stock, par value $0.50 per share, outstanding.

Winnebago Industries, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended May 29, 2021

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Winnebago Industries, Inc.
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	May 29, 2021	May 30, 2020	May 29, 2021	May 30, 2020
Net revenues	$960,737	$402,458	$2,593,754	$1,617,726
Cost of goods sold	791,125	370,434	2,130,556	1,427,307
Gross profit	169,612	32,024	463,198	190,419
Selling, general, and administrative expenses	63,586	33,271	165,001	126,540
Amortization	3,590	6,926	10,771	18,514
Total operating expenses	67,176	40,197	175,772	145,054
Operating income (loss)	102,436	(8,173)	287,426	45,365
Interest expense	10,229	8,440	30,222	23,140
Non-operating income	(93)	(74)	(310)	(460)
Income (loss) before income taxes	92,300	(16,539)	257,514	22,685
Provision (benefit) for income taxes	21,005	(4,186)	59,728	3,702
Net income (loss)	$71,295	$(12,353)	$197,786	$18,983

Earnings (loss) per common share
Basic	$2.12	$(0.37)	$5.89	$0.57
Diluted	$2.05	$(0.37)	$5.83	$0.57

Weighted average common shares outstanding
Basic	33,552	33,625	33,565	33,102
Diluted	34,772	33,625	33,943	33,289

Net income (loss)	$71,295	$(12,353)	$197,786	$18,983
Other comprehensive income (loss), net of tax:
Amortization of net actuarial loss (net of tax of $3, $3, $9 and $9)	9	8	26	24
Interest rate swap activity (net of tax of $—, $141, $— and $163)	—	(432)	—	(500)
Other comprehensive income (loss)	9	(424)	26	(476)
Comprehensive income (loss)	$71,304	$(12,777)	$197,812	$18,507

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Balance Sheets

(in thousands, except per share data)	May 29, 2021	August 29, 2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$405,841	$292,575
Receivables, less allowance for doubtful accounts ($287 and $353, respectively)	228,199	220,798
Inventories, net	333,018	182,941
Prepaid expenses and other assets	21,559	17,296
Total current assets	988,617	713,610
Property, plant, and equipment, net	177,578	174,945
Goodwill	348,058	348,058
Other intangible assets, net	393,997	404,768
Investment in life insurance	28,381	27,838
Operating lease assets	27,318	29,463
Other long-term assets	15,821	15,018
Total assets	$1,979,770	$1,713,700

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$173,008	$132,490
Income taxes payable	—	8,840
Accrued expenses
Accrued compensation	59,412	36,533
Product warranties	82,062	64,031
Self-insurance	18,237	17,437
Promotional	9,851	12,543
Accrued interest	7,821	4,652
Accrued dividends	4,273	180
Other	20,946	23,684
Total current liabilities	375,610	300,390
Long-term debt, net	524,450	512,630
Deferred income taxes	14,852	15,608
Unrecognized tax benefits	6,538	6,511
Operating lease liabilities	25,391	27,048
Deferred compensation benefits, net of current portion	9,920	11,130
Other long-term liabilities	12,751	12,917
Total liabilities	969,512	886,234
Contingent liabilities and commitments (Note 10)
Shareholders' equity
Preferred stock, par value $0.01: 10,000 shares authorized; Zero shares issued and outstanding	—	—
Common stock, par value $0.50: 120,000 shares authorized; 51,776 shares issued and outstanding	25,888	25,888
Additional paid-in capital	214,460	203,791
Retained earnings	1,095,167	913,610
Accumulated other comprehensive loss	(500)	(526)
Treasury stock, at cost: 18,225 and 18,133 shares, respectively	(324,757)	(315,297)
Total shareholders' equity	1,010,258	827,466
Total liabilities and shareholders' equity	$1,979,770	$1,713,700
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(in thousands)	May 29, 2021	May 30, 2020
Operating Activities
Net income	$197,786	$18,983
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	13,476	11,854
Amortization	10,771	18,514
Non-cash interest expense, net	10,372	7,440
Amortization of debt issuance costs	1,852	2,181
Last-in, first-out expense	2,321	1,450
Stock-based compensation	11,719	3,332
Deferred income taxes	(765)	365
Other, net	(4,412)	516
Change in operating assets and liabilities:
Receivables, net	(7,384)	31,440
Inventories, net	(152,398)	91,938
Prepaid expenses and other assets	1,010	159
Accounts payable	40,817	(13,528)
Income taxes and unrecognized tax benefits	(12,771)	(2,622)
Accrued expenses and other liabilities	35,560	(9,585)
Net cash provided by (used in) operating activities	147,954	162,437

Investing Activities
Purchases of property, plant and equipment	(23,596)	(28,582)
Acquisition of business, net of cash acquired	—	(260,965)
Proceeds from sale of property, plant and equipment	12,450	—
Other, net	(224)	141
Net cash provided by (used in) investing activities	(11,370)	(289,406)

Financing Activities
Borrowings on long-term debt	2,629,932	1,795,209
Repayments on long-term debt	(2,629,932)	(1,501,709)
Purchase of convertible bond hedge	—	(70,800)
Proceeds from issuance of warrants	—	42,210
Payments of cash dividends	(12,136)	(10,881)
Payments for repurchases of common stock	(12,109)	(1,789)
Payments of debt issuance costs	(224)	(10,761)
Other, net	1,151	539
Net cash provided by (used in) financing activities	(23,318)	242,018

Net increase in cash and cash equivalents	113,266	115,049
Cash and cash equivalents at beginning of period	292,575	37,431
Cash and cash equivalents at end of period	$405,841	$152,480

Supplemental Disclosures
Income taxes paid, net	$71,090	$6,240
Interest paid	14,618	14,961

Non-cash investing and financing activities
Issuance of common stock for acquisition of business	$—	$92,572
Capital expenditures in accounts payable	121	255
Dividends declared not yet paid	4,273	126
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Three Months Ended May 29, 2021
(in thousands, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balance at February 27, 2021	51,776	$25,888	$209,727	$1,032,020	$(509)	(18,225)	$(324,762)	$942,364
Stock-based compensation	—	—	4,733	—	—	—	5	4,738
Common stock dividends paid; $0.12 per share	—	—	—	(4,062)	—	—	—	(4,062)
Common stock dividends accrued; $0.12 per share	—	—	—	(4,086)	—	—	—	(4,086)
Actuarial loss, net of tax	—	—	—	—	9	—	—	9
Net income	—	—	—	71,295	—	—	—	71,295
Balance at May 29, 2021	51,776	$25,888	$214,460	$1,095,167	$(500)	(18,225)	$(324,757)	$1,010,258

	Three Months Ended May 30, 2020
(in thousands, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balance at February 29, 2020	51,776	$25,888	$200,751	$890,994	$(543)	(18,153)	$(315,566)	$801,524
Stock-based compensation	—	—	(315)	—	—	—	7	(308)
Issuance of stock, net	—	—	20	—	—	8	133	153
Repurchase of common stock	—	—	—	—	—	(1)	(52)	(52)
Common stock dividends paid; $0.11 per share	—	—	—	(3,730)	—	—	—	(3,730)
Actuarial loss, net of tax	—	—	—	—	8	—	—	8
Interest rate swap activity, net of tax	—	—	—	—	(432)	—	—	(432)
Net loss	—	—	—	(12,353)	—	—	—	(12,353)
Balance at May 30, 2020	51,776	$25,888	$200,456	$874,911	$(967)	(18,146)	$(315,478)	$784,810

	Nine Months Ended May 29, 2021
	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balance at August 29, 2020	51,776	$25,888	$203,791	$913,610	$(526)	(18,133)	$(315,297)	$827,466
Stock-based compensation	—	—	11,701	—	—	1	18	11,719
Issuance of stock	—	—	(1,032)	—	—	149	2,631	1,599
Repurchase of common stock	—	—	—	—	—	(242)	(12,109)	(12,109)
Common stock dividends paid; $0.36 per share	—	—	—	(12,136)	—	—	—	(12,136)
Common stock dividends accrued; $0.12 per share	—	—	—	(4,093)	—	—	—	(4,093)
Actuarial loss, net of tax	—	—	—	—	26	—	—	26
Net income	—	—	—	197,786	—	—	—	197,786
Balance at May 29, 2021	51,776	$25,888	$214,460	$1,095,167	$(500)	(18,225)	$(324,757)	$1,010,258

	Nine Months Ended May 30, 2020
(in thousands, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balance at August 31, 2019	51,776	$25,888	$91,185	$866,886	$(491)	(20,262)	$(351,256)	$632,212
Stock-based compensation	—	—	3,309	—	—	1	23	3,332
Issuance of stock, net	—	—	(2,011)	—	—	160	2,782	771
Issuance of stock for acquisition	—	—	57,811	—	—	2,000	34,761	92,572
Repurchase of common stock	—	—	—	—	—	(45)	(1,788)	(1,788)
Common stock dividends paid; $0.33 per share	—	—	—	(10,958)	—	—	—	(10,958)
Actuarial loss, net of tax	—	—	—	—	24	—	—	24
Interest rate swap activity, net of tax	—	—	—	—	(500)	—	—	(500)
Equity component of convertible senior notes and offering costs, net of tax of $20,840	—	—	61,335	—	—	—	—	61,335
Convertible note hedge purchase, net of tax of $17,417	—	—	(53,383)	—	—	—	—	(53,383)
Warrant transactions	—	—	42,210	—	—	—	—	42,210
Net income	—	—	—	18,983	—	—	—	18,983
Balance at May 30, 2020	51,776	$25,888	$200,456	$874,911	$(967)	(18,146)	$(315,478)	$784,810
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars and shares in thousands, unless otherwise noted)

Note 1.    Basis of Presentation

The consolidated financial statements include the accounts of Winnebago Industries, Inc. and its wholly owned subsidiaries. Significant intercompany account balances and transactions have been eliminated.

The use of the terms "Winnebago Industries," "Winnebago", and "the Company" in this Quarterly Report on Form 10-Q, unless the context otherwise requires, refers to Winnebago Industries, Inc. and its wholly owned subsidiaries.

The interim unaudited consolidated financial statements included herein are prepared pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). The information furnished in these consolidated financial statements includes normal recurring adjustments, unless noted otherwise in the Notes to Financial Statements, and reflects all adjustments that are, in management’s opinion, necessary for a fair presentation of such financial statements. The consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). GAAP requires us to make estimates and assumptions that affect amounts reported. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations.

The consolidated financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 29, 2020 filed with the SEC. Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year.

Fiscal Period
The Company has a 5-4-4 quarterly accounting cycle with the fiscal year ending on the last Saturday in August. Fiscal 2021 ending on August 28, 2021 will consist of 52 weeks. Fiscal 2020 ended on August 29, 2020 consisted of 52 weeks.

Cash and Cash Equivalents
Cash and cash equivalents represent cash, demand deposits and highly liquid investments with original maturities of three months or less that are not legally restricted. Cash equivalents are recorded at cost, which approximates fair value. Accounts at each banking institution are insured by the Federal Deposit Insurance Corporation up to $250,000, while the remaining balances are uninsured.

Subsequent Events
In preparing the accompanying unaudited consolidated financial statements, the Company evaluated subsequent events for potential recognition and disclosure through the date of this filing noting no material subsequent events.

CARES Act
The Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law on March 27, 2020 to help alleviate the impact of the COVID-19 pandemic in the U.S. The Company is taking advantage of the employer payroll tax deferral offered by the CARES Act, which allows the Company to defer the payment of employer payroll taxes for the period from March 27, 2020 to December 31, 2020. The deferred employer payroll tax liability as of May 29, 2021 was $16,223 and will be payable in equal installments in December 2021 and December 2022. The Company also took advantage of a tax credit granted to companies under the CARES Act who continued to pay their employees when operations were fully or partially suspended. The refundable tax credit available through the end of the third quarter of Fiscal 2020 reflected in cost of goods sold on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) was approximately $3,999. The entire amount is expected to be received by the end of calendar year 2021. As of May 29, 2021, $3,202 remains outstanding within other current assets on the Consolidated Balance Sheets.

Recently Adopted Accounting Pronouncements
The Company adopted Accounting Standards Codification ("ASC") Topic 326, Financial Instruments—Credit Losses, which changes the accounting for credit losses on instruments measured at amortized costs, such as accounts receivables and deposits by adding an impairment model that is based on expected losses rather than incurred losses. An entity will recognize as an allowance its estimate of expected credit losses, which is believed to result in more timely recognition of such losses as the standard eliminates the probable initial recognition threshold. The Company adopted the new standard using the modified retrospective approach, which involves recognizing the cumulative effect of initial adoption of Topic 326 as an adjustment to its opening retained earnings as of August 30, 2020. As a result, the Company did not adjust comparative period financial information for periods before the effective date. No incremental allowance for credit losses has been recognized during the nine months ended May 29, 2021 as a result of the adoption. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations or disclosures.

Recently Issued Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) which reduces the number of models used to account for convertible instruments, amends diluted earnings per share ("EPS") calculations for convertible instruments, and amends the requirements for a contract (or embedded derivative) that is potentially settled in an entity's own shares to be classified in equity. Certain disclosure requirements were also added to increase transparency and decision-usefulness regarding a convertible instrument's terms and features. Additionally, the if-converted method for including convertible instruments must be used in diluted EPS as opposed to the treasury stock method. The new guidance is effective for annual reporting periods beginning after December 15, 2021, which is the Company's Fiscal 2023. Early adoption is permitted using either a modified retrospective or full retrospective approach. The Company expects to adopt the new guidance in the first quarter of Fiscal 2023 and has not yet evaluated the impact the adoption of this guidance will have on its financial condition, results of operations or disclosures; however, the new guidance is expected to change the Company's diluted EPS reporting.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting, which provides practical expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by this guidance apply only to contracts, hedging relationships, and other transactions that reference the London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. This guidance is not applicable to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The guidance can be applied immediately through December 31, 2022. The Company will adopt this standard when LIBOR is discontinued and does not expect a material impact to its financial condition, results of operations or disclosures based on the current debt portfolio and capital structure.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which eliminates certain exceptions to Topic 740's general principles, improves consistent application and simplifies its application. The standard is effective for annual reporting periods beginning after December 15, 2020, which is the Company's Fiscal 2022, including interim periods within those annual reporting periods. The Company expects to adopt the new guidance in the first quarter of Fiscal 2022, and does not expect a material impact to its financial condition, results of operations or disclosures.

Note 2.    Business Segments

The Company has six operating segments: 1) Grand Design towables, 2) Winnebago towables, 3) Winnebago motorhomes, 4) Newmar motorhomes, 5) Chris-Craft marine and 6) Winnebago specialty vehicles. Financial performance is evaluated based on each operating segment's Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined below, which excludes certain corporate administration expenses and non-operating income and expense.

The Company's two reportable segments are: Towable (an aggregation of the Grand Design towables and the Winnebago towables operating segments) and Motorhome (an aggregation of the Winnebago motorhomes and Newmar motorhomes operating segments). Towable is comprised of non-motorized products that are generally towed by another vehicle, along with other related manufactured products and services. Motorhome is comprised of products that include a motorized chassis, along with other related manufactured products and services.

The Corporate / All Other category includes the Chris-Craft marine and Winnebago specialty vehicles operating segments as well as certain corporate administration expenses related to the oversight of the enterprise, such as corporate leadership and administration costs.

Identifiable assets of the reportable segments exclude general corporate assets, which principally consist of cash and cash equivalents and certain deferred tax balances. The general corporate assets are included in the Corporate / All Other category.

The Company's Chief Executive Officer (the Chief Operating Decision Maker ("CODM")) regularly reviews consolidated financial results in their entirety and operating segment financial information through Adjusted EBITDA, and has ultimate responsibility for enterprise decisions. The Company's CODM is responsible for allocating resources and assessing performance of the consolidated enterprise, reportable segments and operating segments. Management of each operating segment has responsibility for operating decisions, allocating resources and assessing performance within their respective operating segment. Both reportable segments and all operating segments follow the same accounting policies in Note 1 to the Consolidated Financial Statements included in Item 8 of Part II of the Company's Annual Report on Form 10-K for the fiscal year ended August 29, 2020.

The Company monitors and evaluates operating performance of its reportable segments based on Adjusted EBITDA. The Company believes disclosing Adjusted EBITDA is useful to securities analysts, investors and other interested parties when evaluating companies in the industry. EBITDA is defined as net income before interest expense, provision for income taxes, and depreciation and amortization expense. Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation and amortization expense, and other pretax adjustments made in order to present comparable results from period to period. Examples of items excluded from Adjusted EBITDA include acquisition-related fair-value inventory step-up, acquisition-related costs, restructuring expenses, gain or loss on sale of property and equipment, and non-operating income (loss).

Financial information by reportable segment is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	May 29, 2021	May 30, 2020	May 29, 2021	May 30, 2020
Net Revenues
Towable	$555,749	$188,898	$1,449,934	$813,611
Motorhome	385,257	203,590	1,090,221	755,023
Corporate / All Other	19,731	9,970	53,599	49,092
Consolidated	$960,737	$402,458	$2,593,754	$1,617,726

Adjusted EBITDA
Towable	$80,130	$16,451	$205,639	$86,982
Motorhome	37,467	(10,789)	118,779	13,488
Corporate / All Other	(7,823)	(1,588)	(17,386)	(8,919)
Consolidated	$109,774	$4,074	$307,032	$91,551

Capital Expenditures
Towable	$4,639	$2,296	$11,490	$11,962
Motorhome	2,976	5,768	10,247	13,348
Corporate / All Other	1,061	1,492	1,859	3,272
Consolidated	$8,676	$9,556	$23,596	$28,582

(in thousands)	May 29, 2021	August 29, 2020
Assets
Towable	$745,249	$718,253
Motorhome	721,603	600,304
Corporate / All Other	512,918	395,143
Consolidated	$1,979,770	$1,713,700

Reconciliation of net income to consolidated Adjusted EBITDA is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	May 29, 2021	May 30, 2020	May 29, 2021	May 30, 2020
Net income (loss)	$71,295	$(12,353)	$197,786	$18,983
Interest expense	10,229	8,440	30,222	23,140
Provision (benefit) for income taxes	21,005	(4,186)	59,728	3,702
Depreciation	4,917	4,134	13,476	11,854
Amortization	3,590	6,926	10,771	18,514
EBITDA	111,036	2,961	311,983	76,193
Acquisition-related fair-value inventory step-up	—	—	—	4,810
Acquisition-related costs	—	(189)	—	9,761
Restructuring expenses	19	1,376	112	1,247
Gain on sale of property, plant and equipment	(1,188)	—	(4,753)	—
Non-operating income	(93)	(74)	(310)	(460)
Adjusted EBITDA	$109,774	$4,074	$307,032	$91,551

Note 3.    Investments and Fair Value Measurements
In determining the fair value of financial assets and liabilities, the Company utilizes market data or other assumptions that it believes market participants would use in pricing the asset or liability in the principal or most advantageous market and adjusts for non-performance and/or other risks associated with the Company as well as counterparties, as appropriate. Assets and liabilities measured at fair value are classified using the following hierarchy, which is based upon the transparency of inputs to the valuation as of the measurement date:

Level 1 — Unadjusted quoted prices which are available in active markets for identical assets or liabilities accessible at the measurement date.

Level 2 — Inputs other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 — Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair Value at	Fair Value Hierarchy
(in thousands)	May 29, 2021	Level 1	Level 2	Level 3
Assets that fund deferred compensation
Domestic equity funds	$917	$917	$—	$—
International equity funds	39	39	—	—
Fixed income funds	46	46	—	—
Total assets at fair value	$1,002	$1,002	$—	$—

	Fair Value at	Fair Value Hierarchy
(in thousands)	August 29, 2020	Level 1	Level 2	Level 3
Assets that fund deferred compensation
Domestic equity funds	$626	$626	$—	$—
International equity funds	34	34	—	—
Fixed income funds	50	50	—	—
Total assets at fair value	$710	$710	$—	$—

Assets that Fund Deferred Compensation
The Company's assets that fund deferred compensation are marketable equity securities measured at fair value using quoted market prices and primarily consist of equity-based mutual funds. These securities, used to fund the Executive Share Option Plan and the Executive Deferred Compensation Plan, are classified as Level 1 as they are traded in an active market for which closing stock prices are readily available. Refer to Note 11 of the Notes to the Consolidated Financial Statements included in Item 8 of Part II of the Company's Annual Report on Form 10-K for the fiscal year ended August 29, 2020 for additional information regarding these plans.

The proportion of the assets that will fund options which expire within a year are included in prepaid expenses and other assets on the Consolidated Balance Sheets. The remaining assets are classified as non-current and included in other assets on the Consolidated Balance Sheets.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain financial instruments are measured at fair value on a nonrecurring basis. These assets primarily include goodwill, intangible assets, property, plant and equipment, and right-of-use lease assets. These assets were originally recognized at amounts equal to the fair value determined at date of acquisition or purchase. If certain triggering events occur, or if an annual impairment test is required, the Company will evaluate the non-financial asset for impairment. If an impairment has occurred, the asset is will be written down to its current estimated fair value. No impairments were recorded for non-financial assets in the three or nine months ended May 29, 2021 or May 30, 2020.

Assets and Liabilities Not Measured at Fair Value
Certain financial instruments are not measured at fair value but are recorded at carrying amounts approximating fair value based on their short-term nature. These financial instruments include cash and cash equivalents, receivables, accounts payable, other payables, and long-term debt. If these instruments were measured at fair value in the financial statements, they would be classified as Level 1 in the fair value hierarchy. See Note 8 for information about the fair value of the Company's long-term debt.

Note 4.    Inventories

Inventories consist of the following:

(in thousands)	May 29, 2021	August 29, 2020
Finished goods	$19,638	$17,141
Work-in-process	182,316	86,651
Raw materials	169,218	114,982
Total	371,172	218,774
Less: Last-in, first-out ("LIFO") reserve	38,154	35,833
Inventories, net	$333,018	$182,941

Inventory valuation methods consist of the following:

(in thousands)	May 29, 2021	August 29, 2020
LIFO basis	$147,836	$88,675
First-in, first-out basis	223,336	130,099
Total	$371,172	$218,774

The above inventory value, before reduction for the LIFO reserve, approximates replacement cost at the respective dates.

Note 5.    Property, Plant, and Equipment
Property, plant, and equipment is stated at cost, net of accumulated depreciation, and consists of the following:

(in thousands)	May 29, 2021	August 29, 2020
Land	$9,111	$11,101
Buildings and building improvements	147,679	144,565
Machinery and equipment	120,557	117,370
Software	33,644	28,456
Transportation	4,974	4,913
Construction in progress	22,158	20,778
Property, plant, and equipment, gross	338,123	327,183
Less: Accumulated depreciation	160,545	152,238
Property, plant, and equipment, net	$177,578	$174,945

Depreciation expense was $4,917 and $4,134 for the three months ended May 29, 2021 and May 30, 2020, respectively, and $13,476 and $11,854 for the nine months ended May 29, 2021 and May 30, 2020, respectively.

Note 6.    Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by segment, with no accumulated impairment losses, for the nine months ended May 29, 2021 and May 30, 2020 are as follows:

(in thousands)	Towable	Motorhome	Corporate / All Other	Total
Balances at August 31, 2019	$244,684	$—	$30,247	$274,931
Acquisition of Newmar(1)	—	73,127	—	73,127
Balances at May 30, 2020	$244,684	$73,127	$30,247	$348,058

Balances at August 29, 2020 and May 29, 2021(2)	$244,684	$73,127	$30,247	$348,058
(1)    The change in Motorhome activity is related to the acquisition of Newmar Corporation, Dutch Real Estate Corp., New-Way Transport and New-Serv (collectively "Newmar") that occurred on November 8, 2019. See Note 2 to the Consolidated Financial Statements included in Item 8 of Part II of the Company's Annual Report on Form 10-K for the fiscal year ended August 29, 2020 for additional acquisition information.
(2) There was no activity in the nine months ended May 29, 2021.

Other intangible assets, net of accumulated amortization, consist of the following:

	May 29, 2021
($ in thousands)	Weighted Average Life-Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	Indefinite	$275,250	$—	$275,250
Dealer networks	12.1	159,581	$42,360	117,221
Backlog	0.5	28,327	28,327	—
Non-compete agreements	4.3	6,647	5,121	1,526
Other intangible assets		$469,805	$75,808	$393,997

	August 29, 2020
($ in thousands)	Weighted Average Life-Years	Cost	Accumulated Amortization	Net Carrying Value
Trade names	Indefinite	$275,250	$—	$275,250
Dealer networks	12.2	159,581	32,487	127,094
Backlog	0.5	28,327	28,327	—
Non-compete agreements	4.1	6,647	4,223	2,424
Other intangible assets		$469,805	$65,037	$404,768

The weighted average remaining amortization period for intangible assets as of May 29, 2021 was approximately 9 years.

Estimated future amortization expense related to finite-lived intangible assets is as follows:

(in thousands)	Amount
Remainder of Fiscal 2021	$3,590
Fiscal 2022	13,719
Fiscal 2023	13,526
Fiscal 2024	13,424
Fiscal 2025	13,219
Fiscal 2026	13,165
Thereafter	48,104
Total amortization expense remaining	$118,747

Note 7.    Product Warranties

The Company provides certain service and warranty on its products. From time to time, the Company also voluntarily incurs costs for certain warranty-type expenses occurring after the normal warranty period expires to help protect the reputation of the Company's products and the goodwill of the Company's customers. Estimated costs related to product warranty are accrued at the time of sale and are based upon historical warranty and service claims experience. Adjustments are made to accruals as claim data and cost experience becomes available.

In addition to the costs associated with the contractual warranty coverage provided on products, the Company also occasionally incurs costs as a result of additional service actions not covered by warranties, including product recalls and customer satisfaction actions. Although the Company estimates and reserves for the cost of these service actions when probable and estimable, there can be no assurance that expense levels will remain at current levels or such reserves will continue to be adequate.

Changes in the product warranty liability are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	May 29, 2021	May 30, 2020	May 29, 2021	May 30, 2020
Balance at beginning of period	$76,040	$60,211	$64,031	$44,436
Business acquisition(1)	—	—	—	15,147
Provision	23,056	13,227	64,986	44,274
Claims paid	(17,034)	(12,773)	(46,955)	(43,192)
Balance at end of period	$82,062	$60,665	$82,062	$60,665
(1)    Relates to the acquisition of Newmar on November 8, 2019. See Note 2 to the Consolidated Financial Statements in Item 8 of Part II of the Company's Annual Report on Form 10-K for the fiscal year ended August 29, 2020 for additional acquisition information.

Note 8.    Long-Term Debt

Long-term debt consists of the following:

(in thousands)	May 29, 2021	August 29, 2020
ABL Credit Facility	$—	$—
Senior Secured Notes	300,000	300,000
Convertible Notes	300,000	300,000
Long-term debt, gross	600,000	600,000
Convertible Notes unamortized interest discount	(63,922)	(74,294)
Debt issuance costs, net	(11,628)	(13,076)
Long-term debt, net	$524,450	$512,630

Credit Agreements
On July 8, 2020, the Company closed its private offering (the “Senior Secured Notes Offering”) of $300,000 aggregate principal amount of 6.25% Senior Secured Notes due 2028 (the “Senior Secured Notes”). The Senior Secured Notes were issued in accordance with an Indenture dated as of July 8, 2020 (the “Indenture”). The Senior Secured Notes will mature on July 15, 2028 unless earlier redeemed or repurchased. Interest on the Senior Secured Notes accrues starting July 8, 2020 and is payable semi-annually in arrears on January 15 and July 15 of each year, which began on January 15, 2021. The Senior Secured Notes and the related guarantees are secured by (i) a first-priority lien on substantially all of the Company’s and the subsidiary guarantor parties' existing and future assets (other than certain collateral under the Company’s ABL facility) and (ii) a second-priority lien on the Company’s present and future receivables, inventory and other related assets and proceeds that secure the ABL facility on a first-priority basis.

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

Debt issuance costs incurred and capitalized are amortized on a straight-line basis over the term of the associated debt agreement. If early principal payments are made on the Senior Secured Notes, a proportional amount of the unamortized debt issuance costs is expensed. As part of the Senior Secured Notes Offering, the Company capitalized $7,493 in debt issuance costs that will be amortized over the eight-year term of the agreement.

On November 8, 2016, the Company entered into an asset-based revolving credit agreement ("ABL") and a loan agreement ("Term Loan") with JPMorgan Chase Bank, N.A. ("JPMorgan Chase"), as administrative agent and certain lenders from time to time party thereto. The remaining principal balance of the Term Loan as of July 8, 2020 was $249,750, which was repaid with the proceeds from the Senior Secured Notes, and debt issuance costs of $4,650 were written off upon repayment. In addition, the interest rate swaps with a liability position of $600 used to hedge the Term Loan interest rates were settled early in July 2020 in conjunction with the Term Loan repayment.

Under the ABL, the Company has a $192,500 credit facility that matures on October 22, 2024 (subject to certain factors which may accelerate the maturity date) on a revolving basis, subject to availability under a borrowing base consisting of eligible accounts receivable and eligible inventory. The ABL is available for issuance of letters of credit to a specified limit of $19,250. The Company pays a commitment fee of 0.25% on the average daily amount of the facility available, but unused. The Company can elect to base the interest rate on various rates plus specific spreads depending on the amount of borrowings outstanding. If drawn, the Company would pay interest on ABL borrowings at a floating rate based upon LIBOR plus a spread of between 1.25% and 1.75%, depending on the usage of the facility during the most recent quarter. Based on current usage, the Company would pay LIBOR plus 1.25%.

Convertible Notes
On November 1, 2019, the Company issued $300,000 in aggregate principal amount of 1.5% unsecured convertible senior notes due 2025 (“Convertible Notes”). The net proceeds from the issuance of the Convertible Notes, after deducting the initial purchasers' transaction fees and offering expense payable by the Company, were approximately $290,223. The Convertible Notes bear interest at the annual rate of 1.5%, payable on April 1 and October 1 of each year, beginning on April 1, 2020, and will mature on April 1, 2025, unless earlier converted or repurchased by the Company.

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

Prior to the close of business on the business day immediately preceding October 1, 2024, the Convertible Notes will be convertible only under the following circumstances:

1.during any fiscal quarter commencing after December 31, 2019 if the closing sale price of the common stock is more than 130% of the applicable conversion price on each applicable trading day for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
2.during the five consecutive business day period after any five consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate for the Convertible Notes on each such trading day; or
3.upon the occurrence of certain specified corporate events set forth in the indenture.

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

On October 29, 2019 and October 30, 2019, the Company also entered into privately negotiated warrant transactions (collectively, the “Warrant Transactions” and, together with the Hedge Transactions, the “Call Spread Transactions”), whereby the Company sold warrants at a higher strike price relating to the same number of shares of the Company's common stock that initially underlie the Convertible Notes, subject to customary anti-dilution adjustments. The initial strike price of the warrants is $96.20 per share (subject to adjustment under the terms of the Warrant Transactions), which is 100% above the last reported sale price of the Company's common stock on October 29, 2019. The Warrant Transactions could have a dilutive effect to the Company's shareholders to the extent that the market price per share of the Company's common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants.

The Company used $28,590 of the net proceeds from the issuance of the Convertible Notes to pay the cost of the Call Spread Transactions.

The Hedge Transactions and the Warrant Transactions are separate transactions, in each case, and are not part of the terms of the Convertible Notes and will not affect any holder’s rights under the Convertible Notes. Holders of the Convertible Notes will not have any rights with respect to the Call Spread Transactions.

Accounting Treatment of the Convertible Notes and Related Hedge Transactions and Warrant Transactions
The Call Spread Transactions were classified as equity. The Company bifurcated the proceeds from the offering of the Convertible Notes between liability and equity components. On the date of issuance, the liability and equity components were calculated to be approximately $214,979 and $85,021, respectively. The initial $214,979 liability component was determined based on the fair value of similar debt instruments excluding the conversion feature assuming a hypothetical interest rate of 8%. The initial $85,021 ($64,106 net of tax) equity component represents the difference between the fair value of the initial $214,979 in debt and the $300,000 of gross proceeds. The related initial debt discount of $85,021 is being amortized over the life of the Convertible Notes as non-cash interest expense using the effective interest method.

In connection with the above-noted transactions, the Company incurred approximately $9,777 of offering-related costs. These offering fees were allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt and equity issuance costs, respectively. The Company allocated $7,006 of debt issuance costs to the liability component, which were capitalized as deferred financing costs within long-term debt on the Consolidated Balance Sheets. These costs are being amortized as interest expense over the term of the debt using the effective interest method. The remaining $2,771 of transaction costs allocated to the equity component were recorded as a reduction of the equity component.

Fair Value and Future Maturities
As of May 29, 2021 and August 29, 2020, the fair value of long-term debt, gross, was $729,954 and $674,709, respectively.

Aggregate contractual maturities of debt in future fiscal years are as follows:

(in thousands)	Amount
Remainder of Fiscal 2021	$—
Fiscal 2022	—
Fiscal 2023	—
Fiscal 2024	—
Fiscal 2025	300,000
Fiscal 2026	—
Thereafter	300,000
Total Senior Secured Notes and Convertible Notes	$600,000

Note 9.    Employee and Retiree Benefits

Deferred compensation liabilities are as follows:

(in thousands)	May 29, 2021	August 29, 2020
Non-qualified deferred compensation	$10,157	$11,460
Supplemental executive retirement plan	1,601	1,838
Executive deferred compensation plan	1,004	710
Deferred compensation benefits	12,762	14,008
Less current portion(1)	2,842	2,878
Deferred compensation benefits, net of current portion	$9,920	$11,130
(1) Included in accrued compensation on the Consolidated Balance Sheets.

Note 10.     Contingent Liabilities and Commitments
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

The Company's repurchase agreements generally provide that, in the event of default by the dealer on the agreement to pay the lending institution, the Company will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 24 months, provide that the Company's liability will be the lesser of remaining principal owed by the dealer to the lending institution, or dealer invoice less periodic reductions based on the time since the date of the original invoice. The Company's liability cannot exceed 100% of the dealer invoice. In certain instances, the Company also repurchases inventory from dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of recreational vehicles or boats to repurchase current inventory if a dealership exits the business. The total contingent liability on all repurchase agreements of the Company was approximately $739,966 and $798,906 at May 29, 2021 and August 29, 2020, respectively.

Repurchased sales are not recorded as a revenue transaction, rather the net difference between the original repurchase price and the resale price is recorded against the loss reserve, which is a deduction from gross revenue. The Company's loss reserve for repurchase commitments contains uncertainties because the calculation requires management to make assumptions and apply judgment regarding a number of factors. The Company's risk of loss related to these repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to the Company's repurchase agreements represents all financed dealer inventory at the period-end reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on these repurchase agreements and the Company's historical loss experience, an associated loss reserve is established which is included in accrued expenses: other on the Consolidated Balance Sheets. The Company's repurchase accrual was $989 and $980 at May 29, 2021 and August 29, 2020, respectively. Repurchase risk is affected by the credit worthiness of the Company's dealer network. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to establish the loss reserve for repurchase commitments.

There was no material activity related to repurchase agreements during the nine months ended May 29, 2021 and May 30, 2020.

Litigation
The Company is involved in various legal proceedings which are considered ordinary and routine litigation incidental to the business, some of which are covered in whole or in part by insurance. While the Company believes the ultimate disposition of litigation will not have a material adverse effect on the Company's financial position, results of operations or liquidity, the possibility exists that such litigation may have an impact on the Company's results for a particular reporting period in which litigation effects become probable and reasonably estimable. Though the Company does not believe there is a reasonable likelihood that there will be a material change related to these matters, litigation is subject to inherent uncertainties and the Company's view of these matters may change in the future.

Note 11. Revenue

All operating revenue is generated from contracts with customers. The Company's primary revenue source is generated through the sale of manufactured non-motorized towable units, motorized units and marine units to the Company's independent dealer network (the Company's customers). The following table disaggregates revenue by reportable segment and product category:

	Three Months Ended		Nine Months Ended
(in thousands)	May 29, 2021	May 30, 2020	May 29, 2021	May 30, 2020
Net Revenues
Towable
Fifth Wheel	$284,432	$107,364	$751,822	$459,301
Travel Trailer	264,450	77,974	680,088	342,331
Other(1)	6,867	3,560	18,024	11,979
Total Towable	555,749	188,898	1,449,934	813,611
Motorhome
Class A	172,437	92,280	464,347	337,629
Class B	135,705	65,000	382,162	232,349
Class C	67,386	39,268	215,935	161,801
Other(1)	9,729	7,042	27,777	23,244
Total Motorhome	385,257	203,590	1,090,221	755,023
Corporate / All Other
Other(2)	19,731	9,970	53,599	49,092
Total Corporate / All Other	19,731	9,970	53,599	49,092
Consolidated Net Revenues	$960,737	$402,458	$2,593,754	$1,617,726
(1)    Relates to parts, accessories, and services.
(2)    Relates to marine units, specialty vehicle units, parts, accessories, and services.

The Company does not have material contract assets or liabilities. Allowances for uncollectible receivables are established based on historical collection trends, write-off history, consideration of current conditions and expectations for future economic conditions.

Concentration of Risk
No single dealer organization accounted for more than 10% of net revenue for the three or nine months ended May 29, 2021 or May 30, 2020.

Note 12. Stock-Based Compensation

On December 11, 2018, the Company's shareholders approved the Winnebago Industries, Inc. 2019 Omnibus Incentive Plan ("2019 Plan") as detailed in the Company's Proxy Statement for the 2018 Annual Meeting of Shareholders. The 2019 Plan allows the Company to grant or issue non-qualified stock options, incentive stock options, restricted share units, and other equity compensation to key employees and to non-employee directors. The 2019 Plan replaces the 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan (as amended, the "2014 Plan"). The number of shares of the Company's Common Stock that may be awarded and issued under the 2019 Plan is 4,100 shares, plus the shares subject to any awards outstanding under the 2014 Plan and the Company's predecessor plan, the 2004 Incentive Compensation Plan (the “2004 Plan”), on December 11, 2018 that subsequently expire, are forfeited or canceled, or are settled for cash. Until such time, awards under the 2014 Plan and the 2004 Plan, respectively, that are outstanding on December 11, 2018 will continue to be subject to the terms of the 2014 Plan or 2004 Plan, as applicable. Shares remaining available for future awards under the 2014 Plan were not carried over into the 2019 Plan.

Stock-based compensation expense was $4,738 and $(308) during the three months ended May 29, 2021 and May 30, 2020, respectively, and $11,719 and $3,332 during the nine months ended May 29, 2021 and May 30, 2020, respectively. Compensation expense is recognized over the requisite service or performance period of the award.

Note 13. Restructuring

In Fiscal 2020, the Company's Class A diesel production included in the Motorhome reportable segment was moved from Junction City, OR to Forest City, IA. In November 2020, a portion of the property in Junction City, OR was sold for net proceeds of $7,731 with a resulting gain of $3,565. In May 2021, the rest of the property in Junction City, OR was sold for net proceeds of $4,692 with a resulting gain of $1,188. The gain on both sales is included within selling, general, and administrative expenses on the Consolidated Statements of Income (Loss) for Fiscal 2021. Total restructuring expenses related to the relocation for the nine months ended May 29, 2021 were immaterial to the Consolidated Financial Statements. The Company does not expect additional restructuring charges during the remainder of Fiscal 2021.

Note 14. Income Taxes

The Company's effective tax rate was 22.8% and 25.3% for the three months ended May 29, 2021 and May 30, 2020, respectively, and 23.2% and 16.3% for the nine months ended May 29, 2021 and May 30, 2020, respectively. The decrease in tax rate for the three months ended May 29, 2021 compared to the three months ended May 30, 2020 was primarily due to a favorable tax adjustment in the third quarter of Fiscal 2020 driven by a change in projected annual performance over a pretax loss resulting in a higher calculated effective tax rate. The increase in tax rate for the nine months ended May 29, 2021 compared to the nine months ended May 30, 2020 was driven primarily by the impact of consistent tax credits year-over-year over an increased year to date pretax income in the current year.

The Company files a U.S. Federal tax return, as well as returns in various international and state jurisdictions. As of May 29, 2021, the Company's Federal returns from Fiscal 2017 to present are subject to review by the Internal Revenue Service. With limited exceptions, state returns from Fiscal 2016 to present continue to be subject to review by state taxing jurisdictions. The Company is currently under review by certain U.S. state tax authorities for Fiscal 2016 through Fiscal 2019. The Company believes it has adequately reserved for its exposure to potential additional payments for uncertain tax positions in its liability for unrecognized tax benefits.

Note 15. Earnings Per Share
Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	May 29, 2021	May 30, 2020	May 29, 2021	May 30, 2020
Net income (loss)	$71,295	$(12,353)	$197,786	$18,983

Weighted average common shares outstanding	33,552	33,625	33,565	33,102
Dilutive impact of stock compensation awards	384	—	302	187
Dilutive impact of convertible notes	836	—	76	—
Weighted average diluted common shares outstanding	34,772	33,625	33,943	33,289

Anti-dilutive securities excluded from weighted average diluted common shares outstanding	1	123	46	104

Basic earnings (loss) per common share	$2.12	$(0.37)	$5.89	$0.57
Diluted earnings (loss) per common share	$2.05	$(0.37)	$5.83	$0.57

Under the treasury stock method, shares associated with certain anti-dilutive securities have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding or anti-dilution.

Note 16. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income ("AOCI") by component, net of tax, were:

	Three Months Ended
	May 29, 2021		May 30, 2020
(in thousands)	Defined Benefit Pension Items	Total	Defined Benefit Pension Items	Interest Rate Swap	Total
Balance at beginning of period	$(509)	$(509)	$(543)	$—	$(543)
Other comprehensive income (loss) ("OCI") before reclassifications	—	—	—	(432)	(432)
Amounts reclassified from AOCI	9	9	8	—	8
Net current-period OCI	9	9	8	(432)	(424)
Balance at end of period	$(500)	$(500)	$(535)	$(432)	$(967)

	Nine Months Ended
	May 29, 2021		May 30, 2020
(in thousands)	Defined Benefit Pension Items	Total	Defined Benefit Pension Items	Interest Rate Swap	Total
Balance at beginning of period	$(526)	$(526)	$(559)	$68	$(491)
OCI before reclassifications	—	—	—	(500)	(500)
Amounts reclassified from AOCI	26	26	24	—	24
Net current-period OCI	26	26	24	(500)	(476)
Balance at end of period	$(500)	$(500)	$(535)	$(432)	$(967)

Reclassifications out of AOCI, net of tax, were:

		Three Months Ended		Nine Months Ended
(in thousands)	Location on Consolidated Statements of Income and Comprehensive Income	May 29, 2021	May 30, 2020	May 29, 2021	May 30, 2020
Amortization of net actuarial loss	SG&A	$9	$8	$26	$24

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The terms "Winnebago," "we," "us," and "our," unless the context otherwise requires, refer to Winnebago Industries, Inc. and its wholly-owned subsidiaries.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Unless otherwise noted, transactions and other factors significantly impacting our financial condition, results of operations and liquidity are discussed in order of magnitude.

Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended August 29, 2020 (including the information presented therein under Risk Factors), as well as our reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited. All dollar amounts are in thousands unless otherwise noted.

Overview
Winnebago Industries, Inc. is one of the leading North American manufacturers of recreation vehicles ("RV"s) and marine products with a diversified portfolio used primarily in leisure travel and outdoor recreational activities. We produce our motorhome units in Iowa and Indiana; our towable units in Indiana; and our marine units in Florida. We distribute our RV and marine products primarily through independent dealers throughout the U.S. and Canada, who then retail the products to the end consumer. We also distribute our marine products internationally through independent dealers, who then retail the products to the end consumer.

COVID-19 Pandemic
We continue to monitor guidance from international and domestic authorities, including federal, state and local public health authorities, regarding the COVID-19 pandemic and may take additional actions based on their requirements and recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. Overall, there has been strong retail demand by consumers of RVs as a safe travel option during the COVID-19 pandemic. While our production has experienced certain supply shortages, we continue to actively manage through these temporary supply chain disruptions. Refer to the COVID-19 related risk factors disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended August 29, 2020.

Non-GAAP Reconciliation
This MD&A includes financial information prepared in accordance with GAAP, as well as certain adjusted or non-GAAP financial measures such as EBITDA and Adjusted EBITDA. EBITDA is defined as net income before interest expense, provision for income taxes, and depreciation and amortization expense. Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation and amortization expense, and other pretax adjustments made in order to present comparable results from period to period.

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

Refer to the Results of Operations - Current Quarter Compared to the Comparable Prior Year Quarter and the Results of Operations - Nine Months Ended May 29, 2021 Compared to the Nine Months Ended May 30, 2020 for a detailed reconciliation of items that impacted EBITDA and Adjusted EBITDA. We have included these non-GAAP performance measures as a comparable measure to illustrate the effect of non-recurring transactions occurring during the reported periods and to improve comparability of our results from period to period. We believe Adjusted EBITDA provides meaningful supplemental information about our operating performance because these measures exclude amounts from net income that we do not consider part of our core operating results when assessing our performance. Examples of items excluded from Adjusted EBITDA include acquisition-related costs, restructuring expenses, gain or loss on sale of property and equipment, and non-operating (income) loss.

Management uses these non-GAAP financial measures (a) to evaluate our historical and prospective financial performance and trends as well as our performance relative to competitors and peers; (b) to measure operational profitability on a consistent basis; (c) in presentations to the members of our Board of Directors to enable our Board of Directors to have the same measurement basis of operating performance as is used by management in its assessments of performance and in forecasting and budgeting for our company; (d) to evaluate potential acquisitions; and (e) to ensure compliance with covenants and restricted activities under the terms of our ABL Credit Facility and outstanding notes, as further described in Note 8 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q. We believe these non-GAAP financial measures are frequently used by securities analysts, investors and other interested parties to evaluate companies in the industry.

Reportable Segments
We have six operating segments: 1) Grand Design towables, 2) Winnebago towables, 3) Winnebago motorhomes, 4) Newmar motorhomes, 5) Chris-Craft marine and 6) Winnebago specialty vehicles. Financial performance is evaluated based on each operating segment's Adjusted EBITDA, as defined above, which excludes certain corporate administration expenses and non-operating income and expense.

Our two reportable segments are Towable (an aggregation of the Winnebago towables and Grand Design towables operating segments) and Motorhome (an aggregation of the Winnebago motorhomes and Newmar motorhomes operating segments). Towable is comprised of non-motorized products that are generally towed by another vehicle, along with other related manufactured products and services. Motorhome is comprised of products that include a motorized chassis, along with other related manufactured products and services.

The Corporate / All Other category includes the Chris-Craft marine and Winnebago specialty vehicles operating segments as well as certain corporate administration expenses related to the oversight of the enterprise such as corporate leadership and administration costs.

Industry Trends
Key reported statistics for the North American RV industry are as follows:
•Wholesale unit shipments - RV product delivered to the dealers, which is reported monthly by the Recreation Vehicle Industry Association ("RVIA").
•Retail unit registrations - Consumer purchases of RVs from dealers, which is reported monthly by Stat Surveys.

We track RV industry conditions using these key statistics to monitor trends and evaluate and understand our performance relative to the overall industry. The following is an analysis of changes in these key statistics for the rolling 12 months through April as of 2021 and 2020:

	US and Canada Industry
	Wholesale Unit Shipments per RVIA				Retail Unit Registrations per Stat Surveys
	Rolling 12 Months through April				Rolling 12 Months through April
	2021	2020	Unit Change	% Change	2021	2020	Unit Change	% Change
Towable(1)	462,704	324,262	138,442	42.7%	520,369	373,427	146,942	39.3%
Motorhome(2)	49,293	40,152	9,141	22.8%	58,743	47,183	11,560	24.5%
Combined	511,997	364,414	147,583	40.5%	579,112	420,610	158,502	37.7%
(1)    Towable: Fifth wheel and travel trailer products.
(2)    Motorhome: Class A, B, and C products.

Wholesale unit shipments have experienced growth (after the initial industry-wide shutdown of RV manufacturing for a six-week period beginning the last week of March 2020) due to high levels of end consumer demand and extremely low levels of dealer inventories, most notably in the towables segment, as consumers considered RVs a safe travel option during the COVID-19 pandemic. The rolling twelve months retail information for 2021 and 2020 illustrates that retail sales remain at healthy levels relative to the industry's historical retail levels. We believe retail demand is the key driver to continued growth in the industry.

The most recent RVIA wholesale shipment forecasts for calendar year 2021, as noted in the table below, indicate that industry shipments are expected to experience growth in 2021. The retail activity is anticipated to remain at healthy levels and wholesale shipments are expected to reflect a rebound associated with dealers rebuilding their inventories throughout 2021 and likely into 2022 before normalizing.

	Calendar Year
Wholesale Unit Shipment Forecast per RVIA(1)	2021 Forecast	2020 Actual	Unit Change	% Change
Aggressive	586,300	430,400	155,900	36.2%
Most likely	576,100	430,400	145,700	33.9%
Conservative	565,800	430,400	135,400	31.5%
(1)    Prepared by ITR Economics for RVIA and reported in the Roadsigns RV Summer 2021 Industry Forecast Issue.

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

	Rolling 12 Months through April		Calendar Year
US and Canada	2021	2020(1)	2020	2019(1)	2018
Travel trailer and fifth wheels	10.7%	9.8%	10.4%	9.2%	7.8%
Motorhome A, B, C	20.0%	20.3%	20.8%	16.1%	15.5%
Total market share	11.6%	11.0%	11.5%	10.0%	8.7%
(1)    Includes retail unit market share for Newmar since its acquisition on November 8, 2019.

Enterprise Resource Planning System
In the second quarter of Fiscal 2015, our Board of Directors approved the strategic initiative of implementing an enterprise resource planning ("ERP") system to replace our legacy business applications. The new ERP platform will provide better support for our changing business needs and plans for future growth. Our initial cost estimates have grown due to the identification of additional needs of the business, such as the opportunity to integrate the ERP system with additional manufacturing systems. The project includes software, external implementation assistance, and increased internal staffing directly related to this initiative. We anticipate that approximately 40% of the cost will be expensed in the period incurred and 60% will be capitalized and depreciated over the new ERP's useful life.

The following table illustrates the cumulative project costs:

	Nine Months Ended	Fiscal Year		Cumulative Investment
(in thousands)	May 29, 2021	2020	2019	Fiscal 2015-2021
Capitalized	$3,838	$3,891	$3,875	$30,515	59.2%
Expensed	2,376	1,788	3,709	21,039	40.8%
Total	$6,214	$5,679	$7,584	$51,554	100.0%

Results of Operations - Current Quarter Compared to the Comparable Prior Year Quarter

Consolidated Performance Summary
The following is an analysis of changes in key items included in the Consolidated Statements of Income (Loss) for the three months ended May 29, 2021 compared to the three months ended May 30, 2020:

	Three Months Ended
($ in thousands, except per share data)	May 29, 2021	% of Revenues(1)	May 30, 2020	% of Revenues(1)	$ Change	% Change
Net revenues	$960,737	100.0%	$402,458	100.0%	$558,279	138.7%
Cost of goods sold	791,125	82.3%	370,434	92.0%	420,691	113.6%
Gross profit	169,612	17.7%	32,024	8.0%	137,588	429.6%
Selling, general, and administrative expenses	63,586	6.6%	33,271	8.3%	30,315	91.1%
Amortization	3,590	0.4%	6,926	1.7%	(3,336)	(48.2)%
Total operating expenses	67,176	7.0%	40,197	10.0%	26,979	67.1%
Operating income (loss)	102,436	10.7%	(8,173)	(2.0)%	110,609	(1,353.3)%
Interest expense	10,229	1.1%	8,440	2.1%	1,789	21.2%
Non-operating income	(93)	—%	(74)	—%	19	25.7%
Income (loss) before income taxes	92,300	9.6%	(16,539)	(4.1)%	108,839	(658.1)%
Provision (benefit) for income taxes	21,005	2.2%	(4,186)	(1.0)%	25,191	(601.8)%
Net income (loss)	$71,295	7.4%	$(12,353)	(3.1)%	$83,648	(677.1)%

Diluted earnings (loss) per share	$2.05		$(0.37)		$2.42	(654.1)%
Diluted weighted average shares outstanding	34,772		33,625		1,147	3.4%
(1)    Percentages may not add due to rounding differences.

Third quarter Fiscal 2020 results were negatively impacted by the unprecedented series of events related to the COVID-19 pandemic which included the suspension of the Company's manufacturing operations as well as disruptions across its dealer network, supply chain and end consumers during most of the quarter.

Net revenues increased primarily due to unit growth and pricing actions, including lower allowances.

Gross profit as a percentage of revenue increased primarily due to improved operating leverage on higher revenues, pricing actions and favorable segment mix, partially offset by higher enterprise-wide variable compensation expense.

Operating expenses increased primarily due to an increase in enterprise-wide variable compensation expense and higher selling costs from improved operating performance, partially offset by lower Newmar amortization.

Interest expense increased primarily due to a higher interest rate on indebtedness as a result of refinancing our Term Loan in the fourth quarter of Fiscal 2020.

Our effective tax rate decreased to 22.8% for the third quarter of Fiscal 2021 compared to 25.3% for the third quarter of Fiscal 2020 primarily due to a favorable tax adjustment in the third quarter of Fiscal 2020 driven by a change in projected annual performance over a pretax loss resulting in a higher calculated effective tax rate.

Net income and diluted earnings per share increased primarily due to leverage gained on higher revenues, partially offset by increased operating expenses and higher income tax expense.

Non-GAAP Reconciliation
The following table reconciles net income to consolidated EBITDA and Adjusted EBITDA for the three months ended May 29, 2021 and May 30, 2020:

	Three Months Ended
(in thousands)	May 29, 2021	May 30, 2020
Net income (loss)	$71,295	$(12,353)
Interest expense	10,229	8,440
Provision (benefit) for income taxes	21,005	(4,186)
Depreciation	4,917	4,134
Amortization	3,590	6,926
EBITDA	111,036	2,961
Acquisition-related costs	—	(189)
Restructuring expenses	19	1,376
Gain on sale of property, plant and equipment	(1,188)	—
Non-operating income	(93)	(74)
Adjusted EBITDA	$109,774	$4,074

Reportable Segment Performance Summary
Towable
The following is an analysis of key changes in our Towable segment for the three months ended May 29, 2021 compared to the three months ended May 30, 2020:

	Three Months Ended
(in thousands, except ASP)	May 29, 2021	% of Revenues	May 30, 2020	% of Revenues	$ Change	% Change
Net revenues	$555,749		$188,898		$366,851	194.2%
Adjusted EBITDA	80,130	14.4%	16,451	8.7%	63,679	387.1%

Average Selling Price ("ASP")(1)	32,958		32,107		851	2.7%

	Three Months Ended
Unit deliveries	May 29, 2021	Product Mix(2)	May 30, 2020	Product Mix(2)	Unit Change	% Change
Travel trailer	11,089	66.4%	3,537	60.3%	7,552	213.5%
Fifth wheel	5,620	33.6%	2,324	39.7%	3,296	141.8%
Total towables	16,709	100.0%	5,861	100.0%	10,848	185.1%
(1)    Average selling price excludes off-invoice dealer incentives.
(2)    Percentages may not add due to rounding differences.

Net revenues increased primarily driven by unit growth.

Adjusted EBITDA increased primarily due to operating leverage on an increase in unit sales, partially offset by higher operating expenses.

Motorhome
The following is an analysis of key changes in our Motorhome segment for the three months ended May 29, 2021 compared to the three months ended May 30, 2020:

	Three Months Ended
(in thousands, except ASP)	May 29, 2021	% of Revenues	May 30, 2020	% of Revenues	$ Change	% Change
Net revenues	$385,257		$203,590		$181,667	89.2%
Adjusted EBITDA	37,467	9.7%	(10,789)	(5.3)%	48,256	447.3%

ASP(1)	138,810		131,609		7,201	5.5%

	Three Months Ended
Unit deliveries	May 29, 2021	Product Mix(2)	May 30, 2020	Product Mix(2)	Unit Change	% Change
Class A	745	27.3%	428	27.4%	317	74.1%
Class B	1,384	50.8%	694	44.4%	690	99.4%
Class C	598	21.9%	440	28.2%	158	35.9%
Total motorhomes	2,727	100.0%	1,562	100.0%	1,165	74.6%
(1)    ASP excludes off-invoice dealer incentives.
(2)    Percentages may not add due to rounding differences.

Net revenues increased primarily due to unit growth and increased pricing, including lower allowances, partially offset by unfavorable product mix.

Adjusted EBITDA increased primarily due to improved operating leverage on higher revenue and increased pricing, including lower allowances, partially offset by investments in the business and higher variable compensation expense throughout the segment.

Results of Operations - Nine Months Ended May 29, 2021 Compared to the Nine Months Ended May 30, 2020

Consolidated Performance Summary

The following is an analysis of changes in key items included in the Consolidated Statements of Income (Loss) for the nine months ended May 29, 2021 compared to the nine months ended May 30, 2020:

	Nine Months Ended
($ in thousands, except per share data)	May 29, 2021	% of Revenues(1)	May 30, 2020	% of Revenues(1)	$ Change	% Change
Net revenues	$2,593,754	100.0%	$1,617,726	100.0%	$976,028	60.3%
Cost of goods sold	2,130,556	82.1%	1,427,307	88.2%	703,249	49.3%
Gross profit	463,198	17.9%	190,419	11.8%	272,779	143.3%
Selling, general, and administrative expenses	165,001	6.4%	126,540	7.8%	38,461	30.4%
Amortization of intangible assets	10,771	0.4%	18,514	1.1%	(7,743)	(41.8)%
Total operating expenses	175,772	6.8%	145,054	9.0%	30,718	21.2%
Operating income	287,426	11.1%	45,365	2.8%	242,061	533.6%
Interest expense	30,222	1.2%	23,140	1.4%	7,082	30.6%
Non-operating income	(310)	—%	(460)	—%	(150)	(32.6)%
Income before income taxes	257,514	9.9%	22,685	1.4%	234,829	1,035.2%
Provision for income taxes	59,728	2.3%	3,702	0.2%	56,026	1,513.4%
Net income	$197,786	7.6%	$18,983	1.2%	$178,803	941.9%

Diluted earnings per share	$5.83		$0.57		$5.26	922.8%
Diluted average shares outstanding	33,943		33,289		654	2.0%
(1) Percentages may not add due to rounding differences.

Fiscal 2020 results were negatively impacted by the unprecedented series of events related to the COVID-19 pandemic which included the suspension of the Company's manufacturing operations as well as disruptions across its dealer network, supply chain and end consumers during most of the third quarter.

Net revenues increased primarily due to organic unit growth, the annualized impact from our Newmar acquisition, which took place in the first quarter of Fiscal 2020, and pricing actions, including lower allowances.

Gross profit as a percentage of revenue increased primarily due to improved leverage as a result of higher revenues, pricing actions, including lower allowances, and productivity initiatives.

Operating expenses increased primarily driven by an increase in enterprise-wide variable compensation, higher selling costs and a full year of Newmar operating costs, partially offset by prior year acquisition-related costs, a gain on sale of certain assets and lower Newmar amortization expense.

Interest expense increased primarily due to a higher interest rate on the refinancing of our Term Loan in the fourth quarter of Fiscal 2020.

Our effective tax rate increased to 23.2% for the nine months ended May 29, 2021 compared to 16.3% for the nine months ended May 30, 2020 primarily due to consistent year-over-year tax credits on higher current year pretax income.

Net income and diluted earnings per share increased primarily due to leverage gained on higher revenues, partially offset by higher operating expenses and a higher effective tax rate.

Non-GAAP Reconciliation

The following table reconciles net income to consolidated EBITDA and Adjusted EBITDA for the nine months ended May 29, 2021 and May 30, 2020:

	Nine Months Ended
(in thousands)	May 29, 2021	May 30, 2020
Net income	$197,786	$18,983
Interest expense	30,222	23,140
Provision for income taxes	59,728	3,702
Depreciation	13,476	11,854
Amortization	10,771	18,514
EBITDA	311,983	76,193
Acquisition-related fair-value inventory step-up	—	4,810
Acquisition-related costs	—	9,761
Restructuring expenses	112	1,247
Gain on sale of property, plant and equipment	(4,753)	—
Non-operating income	(310)	(460)
Adjusted EBITDA	$307,032	$91,551

Reportable Segment Performance Summary

Towable

The following is an analysis of key changes in our Towable segment for the nine months ended May 29, 2021 compared to the nine months ended months ended May 30, 2020, and as of May 29, 2021 compared to May 30, 2020:

	Nine Months Ended
(in thousands, except ASP)	May 29, 2021	% of Revenues	May 30, 2020	% of Revenues	$ Change	% Change
Net revenues	$1,449,934		$813,611		$636,323	78.2%
Adjusted EBITDA	205,639	14.2%	86,982	10.7%	118,657	136.4%

ASP(1)	32,503		32,836		(333)	(1.0)%

	Nine Months Ended
Unit deliveries	May 29, 2021	Product Mix(2)	May 30, 2020	Product Mix(2)	Unit Change	% Change
Travel trailer	29,125	65.6%	15,319	60.8%	13,806	90.1%
Fifth wheel	15,306	34.4%	9,874	39.2%	5,432	55.0%
Total towables	44,431	100.0%	25,193	100.0%	19,238	76.4%

(in thousands, except units)	May 29, 2021		May 30, 2020		Change	% Change
Backlog(3)
Units	46,646		13,235		33,411	252.4%
Dollars	$1,522,069		$417,176		$1,104,893	264.9%
Dealer Inventory
Units	11,647		15,562		(3,915)	(25.2)%
(1) ASP excludes off-invoice dealer incentives.
(2)    Percentages may not add due to rounding differences.

(3)    Our backlog includes all accepted orders from dealers to be shipped generally within the next six months. Orders in backlog can be cancelled or postponed at the option of the dealer at any time without penalty; therefore, backlog may not necessarily be an accurate measure of future sales.

Net revenues increased primarily due to unit growth.

Adjusted EBITDA increased primarily due to an increase in unit sales and improved pricing, partially offset by higher selling expenses and variable compensation throughout the segment due to improved operating performance.

Backlog increased primarily due to the continued strong retail demand by consumers of RVs. As a result of this high retail demand, dealer inventory levels are lower, creating higher order backlog.

Motorhome

The following is an analysis of key changes in our Motorhome segment for the nine months ended May 29, 2021 compared to the nine months ended months ended May 30, 2020, and as of May 29, 2021 compared to May 30, 2020:

	Nine Months Ended
(in thousands, except ASP)	May 29, 2021	% of Revenues	May 30, 2020	% of Revenues	$ Change	% Change
Net revenues	$1,090,221		$755,023		$335,198	44.4%
Adjusted EBITDA	118,779	10.9%	13,488	1.8%	105,291	780.6%

ASP(1)	135,356		129,344		6,012	4.6%

	Nine Months Ended
Unit deliveries	May 29, 2021	Product Mix(2)	May 30, 2020	Product Mix(2)	Unit Change	% Change
Class A	2,047	25.8%	1,803	31.0%	244	13.5%
Class B	3,901	49.1%	2,287	39.3%	1,614	70.6%
Class C	1,994	25.1%	1,734	29.7%	260	15.0%
Total motorhomes	7,942	100.0%	5,824	100.0%	2,118	36.4%

(in thousands, except units)	May 29, 2021		May 30, 2020		Change	% Change
Backlog(3)
Units	18,145		4,131		14,014	339.2%
Dollars	$2,180,149		$515,035		$1,665,114	323.3%
Dealer Inventory
Units	2,429		5,013		(2,584)	(51.5)%
(1) ASP excludes off-invoice dealer incentives.
(2)    Percentages may not add due to rounding differences.
(3)    Backlog includes all accepted orders from dealers to be shipped generally within the next six months. Orders in backlog can be cancelled or postponed at the option of the dealer at any time without penalty; therefore, backlog may not necessarily be an accurate measure of future sales.

Net revenues increased primarily due to organic unit growth, our acquisition of Newmar in the first quarter of Fiscal 2020, and increased pricing, including allowances.

Adjusted EBITDA increased due to improved operating leverage as a result of higher revenue and pricing actions, including allowances, partially offset by higher variable compensation throughout the segment due to improved operating performance.

Backlog increased primarily due to the continued strong retail demand by consumers of RVs as a safe travel option during the COVID-19 pandemic. As a result of this high retail demand, dealer inventory levels are lower, creating higher order backlog.

Analysis of Financial Condition, Liquidity, and Resources
Cash Flows
The following table summarizes our cash flows from operations:

	Nine Months Ended
(in thousands)	May 29, 2021	May 30, 2020
Total cash provided by (used in):
Operating activities	$147,954	$162,437
Investing activities	(11,370)	(289,406)
Financing activities	(23,318)	242,018
Net increase in cash and cash equivalents	$113,266	$115,049
Operating Activities
Cash provided by operating activities decreased primarily due to investments in working capital to support current year revenue growth, including higher inventory to support customer demand, timing of accounts receivable invoicing/collections and payments on accounts payable, and higher enterprise-wide variable compensation, partially offset by higher profitability in the nine months ended May 29, 2021.

Investing Activities
Cash used in investing activities decreased primarily due to our acquisition of Newmar during the first quarter of Fiscal 2020 and proceeds received from the sale of property in Junction City, OR.

Financing Activities
Cash provided by financing activities switched to cash used in Fiscal 2021 primarily driven by financing of the Newmar acquisition in the prior year through the issuance of Convertible Notes and Warrants, partially offset by the purchase of a convertible bond hedge, and an increase in stock repurchases in the first quarter of Fiscal 2021.

Debt and Capital
During the first quarter of Fiscal 2020, we issued Convertible Notes, which were partially used to fund the Newmar acquisition. Refer to Note 8 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details.

On July 8, 2020, we closed on our private offering (the "Senior Secured Notes Offering") of $300,000 in aggregate principal amount of 6.25% senior secured notes due 2028 (the "Senior Secured Notes"). The proceeds from the Senior Secured Notes were used to repay the remaining debt on the Term Loan and for general corporate purposes. Refer to Note 8 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details.

We maintain a $192,500 asset-based revolving credit facility ("ABL Credit Facility") with a maturity date of October 22, 2024 subject to certain factors which may accelerate the maturity date. As of May 29, 2021, we had no borrowings against the ABL Credit Facility.

As of May 29, 2021, we had $405,841 in cash and cash equivalents and $192,500 in unused ABL Credit Facility. Our cash and cash equivalent balances consist of high quality, short-term money market instruments.

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

Other Financial Measures
Working capital at May 29, 2021 and August 29, 2020 was $613,007 and $413,220, respectively. We currently expect cash on hand, funds generated from operations, and the borrowing available under our ABL Credit Facility to be sufficient to cover both short-term and long-term operating requirements.

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

On October 14, 2020, our Board of Directors adopted, subject to shareholder approval, an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock, par value $0.50 per share, by 60,000 shares to a total of 120,000 shares. This amendment was approved by the Company’s shareholders at the 2020 Annual Meeting of Shareholders on December 15, 2020. The amendment, along with an amended and restated Articles of Incorporation, were made effective upon filing with the Secretary of State of the State of Iowa on December 17, 2020.

On October 18, 2017, our Board of Directors authorized a share repurchase program in the amount of $70,000. There is no time restriction on the authorization. In the nine months ended May 29, 2021, we repurchased 204,000 shares of our own common stock at a cost of $10,004 under this authorization, and 38,000 shares at a cost of $2,105 to satisfy tax obligations on employee equity awards vested. We continually evaluate if share repurchases reflect a prudent use of our capital and, subject to compliance with our ABL Credit Facility and Senior Secured Notes, we may purchase shares in the future. At May 29, 2021, we have $58,761 remaining on our Board approved repurchase authorization.

On May 19, 2021, our Board of Directors approved a quarterly cash dividend of $0.12 per share payable on June 30, 2021, to common stockholders of record at the close of business on June 16, 2021.

Contractual Obligations and Commercial Commitments
There has been no material change in our contractual obligations since the end of Fiscal 2020. Refer to Note 8 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details on the Convertible Notes and Senior Secured Notes. Additionally, see our Annual Report on Form 10-K for the fiscal year ended August 29, 2020 for additional information regarding our contractual obligations and commercial commitments.

Critical Accounting Policies
We describe our significant accounting policies in Note 1 to the Consolidated Financial Statements included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 29, 2020. We discuss our critical accounting estimates in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended August 29, 2020. There have been no material changes to our significant accounting policies or critical accounting policies since the end of Fiscal 2020.

Recently Issued Accounting Pronouncements
Information regarding new accounting pronouncements is include in Note 1 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Safe Harbor Statement Under the Private Securities Litigation Reform Act
Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as "anticipate," "assume," "believe," "estimate," "expect," "guidance," "intend," "outlook," "plan," "project," and other words and terms of similar meaning. Such statements reflect our current views and estimates with respect to future market conditions, company performance and financial results, operational investments, business prospects, new strategies, the competitive environment, and other events. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the potential results discussed in such forward-looking statements. Readers should review Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended August 29, 2020, and Item 1A of Part II of this Quarterly Report on Form 10-Q, for a description of important factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. Among the factors that could cause actual results and outcomes to differ materially from those contained in such forward-looking statements are the following: competition and new product introductions by competitors; our ability to attract and retain qualified personnel; increases in market compensation rates; business or production disruptions; sales order cancellations; risk related to the terms of our credit agreements and compliance with debt covenants and leverage ratios; stock price volatility and share dilution; disruptions or unanticipated costs from facility expansions; availability of labor; a slowdown in the economy; low consumer confidence; the effect of global tensions; increases in interest rates; availability of credit; availability of financing for RV and marine dealers; impairment of goodwill; risk related to cyclicality and seasonality of our business; slower than anticipated sales of new or existing products; integration of operations relating to merger and acquisition activities generally; our acquisition of Newmar; the possibility that the Newmar acquisition may not perform as expected or may not result in earnings growth; difficulties and expenses related to integrating Newmar into our business; increased focus of management attention and resources on the acquisition of Newmar; risks related to the Convertible Notes and Senior Secured Notes, including our ability to satisfy our obligations under the Convertible Notes and Senior Secured Notes; risks related to our Convertible Note hedge and warrant transactions; inadequate liquidity or capital resources; inventory and distribution channel management; our ability to innovate; our reliance on large dealer organizations; significant increase in repurchase obligations; availability and price of fuel; availability of chassis and other key component parts; increased material and component costs; exposure to warranty claims; ability to protect our intellectual property; exposure to product liability claims; dependence on information systems and web applications; any unexpected expenses related to the implementation of our ERP system; the duration and scope of the COVID-19 pandemic; actions governments, businesses, and individuals take in response to the COVID-19 pandemic, including mandatory business closures and restrictions of onsite commercial interactions; the impact of the pandemic and actions taken in response to the pandemic on regional economies and economic activity; the pace of recovery when the COVID-19 pandemic subsides; and general economic uncertainty in key markets and a worsening of domestic economic conditions or low levels of economic growth; risk related to data security; governmental regulation, including for climate change; risk related to anti-takeover provisions applicable to us; cyber-attacks and other factors. We caution that the foregoing list of important factors is not complete. Any forward-looking statements speak only as of the date they are made, and we assume no obligation to update any forward-looking statement that we may make.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The assets we maintain to fund deferred compensation have market risk, but we maintain a corresponding liability for these assets. The market risk is therefore borne by the participants in the deferred compensation program.

Interest rate risk
As of May 29, 2021, we have no interest rate swaps outstanding and the Term Loan, that had been subject to variable interest rates, was repaid in the fourth quarter of Fiscal 2020 using the proceeds from the Senior Secured Notes. The ABL is our only floating rate debt instrument which remains undrawn as of May 29, 2021.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

Changes in Internal Control Over Financial Reporting

During the third quarter of Fiscal 2021, we implemented an ERP system within specific areas of certain operating segments which is expected to improve the efficiency of certain financial and related transaction processes. We have evaluated and tested the implementation of the ERP system for effect on our internal control over financial reporting. We have concluded, as part of our evaluation described in the above paragraphs, that the implementation of the ERP system in these circumstances has not materially affected our internal control over financial reporting.

There were no other changes in our internal control over financial reporting that occurred during the third quarter of Fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
For a description of our legal proceedings, see Note 10 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended August 29, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Stock Repurchases
Purchases of our common stock during each fiscal month of the third quarter of Fiscal 2021 are as follows:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3)
02/28/21 - 04/03/21	—	$—	—	$58,761,000
04/04/21 - 05/01/21	—	—	—	58,761,000
05/02/21 - 05/29/21	—	—	—	58,761,000
Total	—	$—	—	$58,761,000
(1)    Number of shares in the table are shown in whole numbers.
(2)    Shares not purchased as part of a publicly announced program were repurchased from employees who vested in Company shares and elected to pay their payroll tax via the value of shares delivered as opposed to cash.
(3)    Pursuant to a $70,000 share repurchase program authorized by our Board of Directors on October 18, 2017. There is no time restriction on the authorization.

Our Senior Secured notes, as defined in Note 8 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, contains occurrence based restrictions that may limit our ability to make distributions or payments with respect to purchases of our common stock without consent of the lenders, except for limited purchases of our common stock from employees, in the event of a significant reduction in our EBITDA or in the event of a significant borrowing on our ABL Credit Facility.

Item 6.    Exhibits

3a.
Articles of Incorporation of the Registrant, as amended and restated on December 17, 2020 (incorporated by reference from Exhibit 3a to the Registrant's Quarterly Report for the quarter ended November 28, 2020).

3b.	Amended By-Laws of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated March 16, 2016)

4.1
Indenture, dated November 1, 2019, by and between Winnebago Industries, Inc. and U.S. Bank National Association (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated October 29, 2019).

4.2	Form of 1.50% Convertible Senior Note due 2025 (included in Exhibit 4.1).

4.3
Indenture, dated as of July 8, 2020, by and among Winnebago Industries, Inc., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated July 8, 2020).

4.4	Form of 6.250% Senior Secured Note due 2028 (included in Exhibit 4.3)

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of (furnished 2002 (furnished herewith).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (furnished herewith).

101.SCH	Inline XBRL Taxonomy Extension Schema Document (furnished herewith).

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document (furnished herewith).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith).

101.LAB	Inline XBRL Taxonomy Label Linkbase Document (furnished herewith).

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document (furnished herewith).

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101) (furnished herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.

Date:	June 23, 2021	By:	/s/ Michael J. Happe
Michael J. Happe
Chief Executive Officer, President
(Principal Executive Officer)

Date:	June 23, 2021	By:	/s/ Bryan L. Hughes
Bryan L. Hughes
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer)