Form 10-K
period 2021-08-28
WINNEBAGO INDUSTRIES INC
filed 2021-10-20
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 28, 2021;
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☒    Accelerated Filer ☐   Non-accelerated filer ☐ Smaller Reporting Company ☐ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $2,253,260,000 as of February 27, 2021, based upon the closing price of $69.60 as of February 26, 2021 as reported on the New York Stock Exchange.

As of October 15, 2021, 33,460,085 shares of the registrant's common stock, par value $0.50 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report for the registrant's 2021 Annual Meeting of Shareholders to be held on December 14, 2021 (the "2021 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.

Winnebago Industries, Inc.
Fiscal 2021 Annual Report on Form 10-K

WINNEBAGO INDUSTRIES, INC.
FORM 10-K
Report for the Fiscal Year Ended August 28, 2021

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Certain of the matters discussed in this Annual Report on Form 10-K are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which involve risks and uncertainties. With the exception of historical information, the matters discussed in this Annual Report on Form 10-K are forward-looking statements and may be identified by the use of words such as "anticipate," "assume," "believe," "estimate," "expect," "guidance," "intend," "outlook," "plan," "project," and other words and terms of similar meaning. Such statements reflect our current views and estimates with respect to future market conditions, company performance and financial results, operational investments, business prospects, new strategies, the competitive environment, and other events. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the potential results discussed in such forward-looking statements. Readers should review Item 1A, Risk Factors, in this Annual Report on Form 10-K for the fiscal year ended August 28, 2021, for a description of important factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements made in this Annual Report on Form 10-K. Among the factors that could cause actual results and outcomes to differ materially from those contained in such forward-looking statements are the following:
•Uncertainty surrounding the COVID-19 pandemic.
•General economic uncertainty in key markets and a worsening of domestic economic conditions or low levels of economic growth.
•Availability of financing for RV and marine dealers.
•Ability to innovate and commercialize new products.
•Ability to manage our inventory to meet demand.
•Competition and new product introductions by competitors.
•Risk related to cyclicality and seasonality of our business.
•Significant increase in repurchase obligations.
•Business or production disruptions.
•Inadequate inventory and distribution channel management.
•Ability to retain relationships with our suppliers.
•Increased material and component costs, including availability and price of fuel and other raw materials.
•Ability to integrate mergers and acquisitions.
•Ability to attract and retain qualified personnel and changes in market compensation rates.
•Exposure to warranty claims.
•Ability to protect our information technology systems from data security, cyberattacks, and network disruption risks and the ability to successfully upgrade and evolve our information technology systems.
•Ability to retain brand reputation and related exposure to product liability claims.
•Governmental regulation, including for climate change.
•Impairment of goodwill.
•Risks related to our Convertible and Senior Secured Notes, including our ability to satisfy our obligations under these notes.

Although we believe that the expectations reflected in the "forward-looking statements" are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Undue reliance should not be placed on these "forward-looking statements," which speak only as of the date of this report. We undertake no obligation to publicly update or revise any "forward-looking statements," whether as a result of new information, future events, or otherwise, except as required by law or the rules of the New York Stock Exchange. We advise you to consult any further disclosures made on related subjects in future quarterly reports on Form 10-Q and current reports on Form 8-K that are filed or furnished with the U.S. Securities and Exchange Commission ("SEC").

PART I
Item 1. Business.

General
The terms "Winnebago Industries," "Winnebago," "the Company," "we," "our," and "us" in this Annual Report on Form 10-K, unless the context otherwise requires, refer to Winnebago Industries, Inc. and its wholly-owned subsidiaries.

Winnebago Industries, Inc. is one of the leading North American manufacturers of recreation vehicles ("RV"s) and marine products with a diversified portfolio used primarily in leisure travel and outdoor recreational activities. We produce our towable units in Indiana; our motorhome units in Iowa and Indiana; and our marine units in Florida and Indiana. We distribute our RV and marine products primarily through independent dealers throughout the U.S. and Canada, who then retail the products to the end consumer. We also distribute our marine products internationally through independent dealers, who then retail the products to the end consumer.

Fiscal 2021 refers to the fiscal year ended August 28, 2021, fiscal 2020 refers to the fiscal year ended August 29, 2020, and fiscal 2019 refers to the fiscal year ended August 31, 2019. Fiscal 2021 and 2020 include 52 weeks, while fiscal 2019 includes 53 weeks.

Available Information
Our internet website, located at www.winnebagoind.com, provides additional information about us. On our website you can obtain, free of charge, this and prior year Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all other filings with the SEC. Our recent press releases and important information regarding our corporate governance practices are also available on our website. Information contained on our website is not incorporated into this Annual Report on Form 10-K. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC which can be accessed at http://www.sec.gov.

Principal Products
Our operations are organized into two reportable segments, Towable and Motorhome, based on similarities within their markets, products, operations and distributions.

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

Type	Description	Winnebago product offerings	Grand Design product offerings
Travel trailer	Towed by means of a hitch attached to the frame of the vehicle	Minnie, Micro Minnie, Hike, and Voyage	Transcend, Imagine, and Reflection
Fifth wheel	Constructed with a raised forward section that is connected to the vehicle with a special fifth wheel hitch	Voyage	Momentum, Reflection, and Solitude

Our travel trailer and fifth wheel towables are sold by dealers in the retail market with manufacturer's suggested retail prices ranging from approximately $30,000 to $137,000, depending on size and model, plus optional equipment and delivery charges.

Motorhome
A motorhome is a self-propelled mobile dwelling used primarily as temporary living quarters during vacation and camping trips, or to support active and mobile lifestyles. The RVIA classifies motorhomes into four types, all of which we manufacture and sell under the Winnebago and Newmar brand names, which are defined as follows:

Type	Description	Winnebago product offerings	Newmar product offerings
Class A	Built on a heavy truck chassis in both diesel and gas models with the ability to tow a small vehicle	Gas: Adventurer, Vista, and Sunstar	Gas: Bay Star and Bay Star Sport
		Diesel: Forza, Journey, and Inspire	Diesel: Canyon Star, King Aire, Dutch Star, Essex, Kountry Star, London Aire, Mountain Aire, New Aire, and Ventana
Class B	Built by adding a taller roof and amenities to an existing van, which allows for easy maneuvering	Gas: Travato, Solis, and Solis Pocket	N/A
Diesel: Era, Boldt, and Revel
Class C	Built on a medium truck chassis in both diesel and gas models with similar features and amenities to Class A models	Gas: Ekko, Spirit, and Minnie Winnie	Diesel: Super Star and Supreme Aire
Diesel: View and Navion
Accessibility Enhanced	Class A vehicle with a wheelchair lift to allow individuals with physical disabilities access to the motorhome	Gas: Adventurer AE and Roam AE	N/A
Diesel: Inspire AE

Our Class A, B and C motorhomes are sold by dealers in the retail market with manufacturer's suggested retail prices ranging from approximately $96,000 to $1,400,000, depending on size and model, plus optional equipment and delivery charges. Our motorhomes range in length from 18 to 45 feet.

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

Marine
We manufacture and sell premium quality boats under our Chris-Craft and Barletta brands in the recreational powerboat industry through an established network of independent authorized dealers. Chris-Craft, based in Sarasota, Florida, has a number of product offerings under the Launch and Launch GT Series, Calypso Series and Catalina Series which are sold through our global dealer network. Barletta Boat Company, LLC and Three Limes, LLC (collectively, "Barletta"), based in Bristol, Indiana has product offerings under the L-Class, Corsa, and C-Class series. We acquired Barletta on August 31, 2021. Refer to Note 1 to the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K for further detail regarding the acquisition.

Winnebago Specialty Vehicles
We also manufacture other specialty commercial vehicles custom designed for the buyer's specific needs and requirements, such as law enforcement command centers, mobile medical clinics, and mobile office space. These specialty commercial vehicles are manufactured in Forest City, Iowa and sold through our dealer network. In addition, we also provide commercial vehicles as bare shells to third-party upfitters for conversion at their facilities.

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

Our towables are produced at two assembly campuses located in Middlebury, Indiana. The majority of components are comprised of frames, appliances, and furniture, and are purchased from multiple suppliers.

Our motorhomes are produced in the states of Iowa and Indiana at five different campuses. Our motorhome business utilizes vertically integrated supply streams, with the principal exceptions being chassis, engines, generators, and appliances that we purchase from reputable manufacturers. Certain parts, especially motorhome chassis, are available from a small group of suppliers.

Backlog
We strive to balance timely order fulfillment to our dealers with the lead times suppliers require to efficiently source materials and manage costs. Production facility constraints at peak periods also lead to fluctuations in backlog orders which we manage closely. A more detailed description of our Motorhome and Towable order backlog is included in Item 7 of Part II in this Annual Report on Form 10-K.

Distribution and Financing
We distribute our RV and marine products primarily through independent dealers throughout the U.S. and Canada, who then retail the products to the end consumer. We also distribute our marine products internationally through independent dealers, who then retail the products to the end consumer. Foreign sales were 10% or less of net revenues during each of the past three fiscal years.
As of August 28, 2021, our RV and marine dealer network in the U.S. and Canada included 641 physical dealer locations, many of which carry more than one of our brands. None of our dealer organizations accounted for more than 10% of our net revenues for Fiscal 2021, 2020, and 2019.

We have sales and service agreements with most dealers which are subject to annual review. Many of the dealers are also engaged in other areas of business, including the sale of automobiles, trailers, or boats, and most dealers carry one or more competitive lines of RVs. We continue to place high emphasis on the capability of our dealers to provide complete service for our products. Dealers are obligated to provide full service for owners of our products or, in lieu thereof, to secure such service from other authorized providers.

We advertise and promote our products through national trade magazines, product brochures, the Go RVing national advertising campaign sponsored by RVIA, our websites, social media, direct-mail advertising campaigns, various national promotional opportunities, and on a local basis through trade shows, television, radio, and newspapers, primarily in connection with area dealers.

Sales to dealers are made primarily on cash terms. Most dealers are financed on a "floorplan" basis under which a bank or finance company lends the dealer all, or substantially all, of the purchase price, collateralized by a security interest in the merchandise purchased. As is customary in the industries we serve, we typically enter into a repurchase agreement with a lending institution financing a dealer's purchase of our product upon the lending institution's request and after completion of a credit check of the dealer involved. Our repurchase agreements provide that, for up to 18 months after an RV unit is financed and up to 24 months after a marine unit is financed, in the event of default by the dealer on the agreement to pay the lending institution and repossession of the unit(s) by the lending institution, we will repurchase the financed merchandise from the lender at the amount then due, which is often less than dealer invoice. Our maximum exposure for repurchases can vary significantly, depending upon the level of dealer inventory, general economic conditions, demand for our products, dealer location, and access to and the cost of financing. See Note 12 to the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K.

Competition
The RV and marine markets are highly competitive with many other manufacturers selling products which compete directly with our products. Some of our competitors are much larger than us, most notably in the towable RV market, which may provide these competitors additional purchasing power. The competition in our industries is based upon design, price, quality, features, and service of the products. We believe our principal competitive advantages are our brand strength, product differentiation, product quality, and our service after the sale. We also believe that our products have historically commanded a price premium as a result of these competitive advantages.

Seasonality
The primary use of RVs and marine products for leisure travel and outdoor recreation has historically led to a peak retail selling season concentrated in the spring and summer months and lower sales during fall and winter months. Our sales are generally influenced by this pattern in retail sales, but sales can also be impacted by the level of dealer inventory. As a result, our RV sales are historically lowest during our second fiscal quarter, which ends in February.

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

Trademarks
We have several domestic and foreign trademark registrations and pending applications associated with our products which include: Winnebago, 24 W 7 (logo), +Lounger, Adventurer, Affinity, Airlie, Aspect, Barletta, Barletta Cabrio, Barletta Lusso, Barletta Reserve, B (logo), Bay Star, Bay Star Sport, Benchmark, Brave, Boldt, Bound by the W, Cambria, Canyon Star, CC (logo), Chris Craft, Chris-Craft (logo), Comfort Drive, Comfort Drive Steering (logo), Commander, Corsair, Cottesloe, Country Coach, Destination, DoggieDockView, Dutch Star, Dynomax, Eco-Hot, Ekko, Ellipse, eMLU, Era, Essex, Forza, Fresco, Fuse, Glide & Dine, GoWinnebago, Grand Design, Grand Design Recreational Vehicles, Grand Design RV, Horizon, Imagine, InLounge, Inspire, Instinct, Intable, Intent, Intrigue, Itasca, Itasca (logo), Journey, King Aire, Kountry Aire (logo), Kountry Star, Lancer, Latitude, London Aire, Maxum Chassis, Maxum II, Micro Minnie, Minnie, Minnie Drop, Minnie Winnie, MLU, Momentum, Mountain Aire, Navion, New Aire, Newmar, Outlook, Paseo, Porto, Pure3 Energy Management System, Reflection, Rest Easy, Revel, Roamer, Scorpion, Silhouette, Sightseer, Slidetoon, SOLIS, Solitude, Spirit, Star Foundation, Star Foundation (logo), Suncruiser, Sunova, Sunstar, Supershell, Superstar, Supreme Aire, The Most Recognized Name in Motorhomes, Thermo-Panel, Transcend, Transcend Xplor, Travato, Trend, True Trax, Ventana, Ventana LE, Via, View, V.I.P. Technology, Vista, Vita, Viva!, Voyage, W, Flying W (logo), Winnebago (logo), Winnebago Ind (logo), Winnebago Connect (logo), Winnebago Minnie, Winnebago Touring Coach, Winnebago Towables (logo), WinnebagoLife, WinnebagoLife (logo), Winnie Drop, WIT Club, Yuma, and Design of motor home front end (trade dress).

We believe that our trademarks and trade names are significant assets to our business, and we have in the past and will in the future vigorously protect them against infringement by third parties. We are not dependent upon any patents or technology licenses of others for the conduct of our business.

Human Capital Management
Employees are our greatest strength and we are committed to providing a safe, inclusive, high-performance culture where our people thrive. We strive to recruit, develop, engage and protect our workforce. The following are key human capital measures and objectives that the Company currently focuses on:

Employee Well-being and Safety
We are committed to designing, operating, and maintaining safe and controlled working conditions, including a "zero-harm" culture for all employees. We have implemented actions to build an increasingly risk-informed perspective within our culture to reduce the risk of injuries and illness. All sites have established a baseline risk control score with the goal to achieve at least 95 percent sustainable level control within the next few years. Between Fiscal 2020 and Fiscal 2021, we reduced the number of days away, restricted or transferred ("DART") due to a work-related injury or illness by 10% and remained stable on our total recordable incidence rate ("TRIR"). Our experience and continuing focus on workplace safety enabled us to preserve business continuity, and maintain our commitment to keeping our employees and visitors safe, during the COVID-19 pandemic. With the mental, emotional, and physical well-being of our employees as a key focus, we shared resources for employees to manage remote work and balance parental and other family responsibilities.

Commitment to Diversity and Inclusion
We accelerated our journey to improve diversity, equity, and inclusion ("DEI") by living our core values and building a culture that embraces our employees background and diverse skills, thoughts, and perspectives. As of August 28, 2021, 23% of our workforce was female and 77% of our workforce was male. We created a new DEI strategic framework which included a revised DEI road map and objectives, revised Code of Conduct and human rights policy, a new Supplier Code of Conduct, expanded partnerships with nonprofit organizations led by and for communities of color and women, hired a new Director of Diversity, Equity & Inclusion, and engaged in employee focus groups and inclusion surveys. In addition, our Chief Executive Officer represents us as one of 1300+ CEOs to sign the CEO Action for Diversity and Inclusion commitment.

We recognize the importance of having diverse perspectives on our Board of Directors and aspire to promote diversity as we build and refresh our Board of Directors. Our DEI framework includes Board of Directors and leadership development. As of August 28, 2021, women represented 27% of our Board of Directors.

We believe our company and our brands should reflect the diversity of outdoor enthusiasts. We also believe we thrive and are more successful when we empower, value, and respect our employees and our communities. We are committed to continuing to build a stronger, more inclusive culture and workplace.

Leadership and Culture Development
We believe our future success depends on our people, and attracting, engaging, retaining and developing diverse talent is a key priority. We strive to grow and develop all of our teams and bolster our talent pipeline. Our Code of Conduct and our human rights policy include shared values and guides relationships with our people and our stakeholders. To build and attract the next generation of leaders, we have built external partnerships to introduce high school and first-generation college students to potential career opportunities in the RV and marine industries. We also collaborate with regional workforce development partners to connect job seekers with on-the-job training and leadership development.

Annually we have our team members respond to an engagement survey that evaluates our employee's thoughts about their experience working at our company. Responses are reviewed by team leaders and used to help build specific action plans to continually improve our employee engagement, satisfaction, and retention. We engage employees through community volunteerism and team-building, and we are always striving to improve our employee experience, develop and grow our teams, and create a culture of inclusion and belonging.

As of August 28, 2021, we employed approximately 6,532 persons, of which 21% and 79% were non-production and production workers, respectively. In addition, 14% and 86% were salaried and hourly employees, respectively. None of our employees are covered under a collective bargaining agreement. We believe our relations with our employees are good. The employee metrics disclosed herein do not include Barletta, as the business was acquired on August 31, 2021.

Information about our Executive Officers

Name	Office (Year First Elected an Officer)	Age
Michael J. Happe	President and Chief Executive Officer (2016)	50
Ashis N. Bhattacharya	Senior Vice President, Business Development, Advanced Technology and Enterprise Marketing (2016)	59
Stacy L. Bogart	Senior Vice President, General Counsel, Secretary and Corporate Responsibility; President, Winnebago Industries Foundation (2018)	58
Huw S. Bower	President, Winnebago Outdoors (2020)	47
Donald J. Clark	President of Grand Design RV (2016)	61
Brian D. Hazelton	President of Newmar Corporation (2021)	56
Bryan L. Hughes	Chief Financial Officer; Senior Vice President, Finance, IT and Strategic Planning (2017)	52
Christopher D. West	Senior Vice President, Enterprise Operations (2016)	49
Bret A. Woodson	Senior Vice President, Human Resources and Corporate Relations (2015)	51

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

Mr. Bhattacharya joined Winnebago Industries in June 2016 as Vice President, Strategic Planning and Development. He became Vice President, Business Development, Specialty Vehicles, and Advanced Technology in 2019 and Senior Vice President, Business Development, Advanced Technology, and Enterprise Marketing in September 2020. Prior to joining Winnebago, Mr. Bhattacharya served at Honeywell International, Inc., a software industrial company, as Vice President, Strategy, Alliances & Internet of Things for the Sensing and Productivity Solutions division from 2010 to 2016. Prior to that, he was employed with Moog, Motorola, and Bain & Company in a variety of roles.

Ms. Bogart joined Winnebago Industries in January 2018 as Vice President, General Counsel and Secretary and was appointed Senior Vice President, General Counsel, Secretary and Corporate Responsibility and President, Winnebago Industries Foundation in October 2020. Prior to joining Winnebago Industries, Ms. Bogart was Senior Vice President, General Counsel and Compliance Officer, Corporate Secretary at Polaris Industries Inc., a manufacturer and marketer of powersports products, where she joined in November 2009. Previously, Ms. Bogart was General Counsel of Liberty Diversified International; Assistant General Counsel and Assistant Secretary at The Toro Company; and a Senior Attorney for Honeywell International, Inc.

Mr. Bower joined Winnebago Industries in October 2020 as President, Winnebago Outdoors. Prior to joining Winnebago Industries, he was President of the Boat Group at Brunswick Corporation, a developer and manufacturer of marine/boating products, from April 2016 to September 2020. Mr. Bower has over 15 years of general management, brand leadership and executive experience in the marine industry.

Mr. Clark, President of Grand Design RV, became an officer of Winnebago Industries in November 2016 in accordance with the terms of the Grand Design acquisition. He co-founded Grand Design RV, LLC in 2012 and built the team at Grand Design RV. Mr. Clark has over 30 years of successful RV industry experience.

Mr. Hazelton joined Winnebago Industries in August 2016 as Vice President and General Manager, Winnebago Motorhome Business. He became Senior Vice President, Winnebago-brand RV in September 2020 and was appointed President of Newmar Corporation in August 2021. He previously was CEO of Schwing America, Inc., a manufacturer of concrete pumps and truck mixers, from 2009 to 2016. Prior to his employment with Schwing, he worked for Terex Corporation and Detroit Diesel Corporation in various executive roles.

Mr. Hughes joined Winnebago Industries as Vice President, Chief Financial Officer of the Company in May 2017 and was appointed Senior Vice President, Finance, IT, and Strategic Planning and Chief Financial Officer in October 2020. Mr. Hughes joined Winnebago Industries from Ecolab, Inc., a water technologies and services company, where he served as Senior Vice President and Corporate Controller from 2014 to 2017, as Vice President of Finance from 2008 to 2014 and in various management positions from 1996 to 2008. Prior to his employment with Ecolab, Inc., he worked for Ernst & Young, a public accounting firm.

Mr. West joined Winnebago Industries in September 2016 as Vice President, Operations and was appointed Senior Vice President, Enterprise Operations in October 2020. He previously was Vice President of Global Supply Chain for Joy Global, a worldwide mining equipment manufacturer, from 2014 to 2016, and Operations Director from 2012 to 2014. Mr. West served as Director of Manufacturing for AGCO Corporation, an agricultural equipment manufacturer, from 2008 to 2012 and as Director of Operations and in other management positions for the Nordam Group, a manufacturer of aircraft interiors, from 1999 to 2009.

Mr. Woodson joined Winnebago Industries in January 2015 as Vice President, Administration and was appointed Senior Vice President, Human Resources and Corporate Relations in October 2020. Prior to joining Winnebago, Mr. Woodson was Vice President of Human Resources at Corbion N.V., a food and biochemicals company, from 2007 to 2014 and Director, Human Resources at Sara Lee Corporation from 1999 to 2007. Mr. Woodson has over 25 years of business and human resources experience.

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

Macroeconomic Risks
The COVID-19 pandemic has had and may still have a material impact on our business, financial condition, results of operations and cash flows.
Our business, operations, and financial results has been, and may continue to be, impacted by the COVID-19 pandemic. The impact on our operations include, but are not limited to:
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
•We experienced certain supply shortages as a result of the pandemic. Should disruptions or our failure to effectively respond to them occur, it may increase product or distribution costs or cause delays in delivering or an inability to deliver products to our customers.
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
Our business is affected by the availability and terms of the financing to dealers. Generally, RV and marine dealers finance their purchases of inventory with financing provided by lending institutions. One financial flooring institution held 30.5% of our total financed dealer inventory dollars that were outstanding at August 28, 2021. In the event that this lending institution limits or discontinues dealer financing, we could experience a material adverse effect on our results of operations.

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

Industry Risks
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
Our ability to manage our inventory levels to meet our customers' demand for our products is important for our business. For example, certain dealers are focused on the rental market which spikes over the summer vacation period while other dealers are focused on direct sales to the consumer at various price points. Our production levels and inventory management are based on demand estimates six to twelve months forward taking into account supply lead times, production capacity, timing of shipments, and dealer inventory levels. If we overestimate or underestimate demand for any of our products during a given season, we may not maintain appropriate inventory levels, which could negatively impact our net sales or working capital, hinder our ability to meet customer demand, or cause us to incur excess and obsolete inventory charges.

The industries in which we operate is highly competitive. Failure to compete effectively against competitors could negatively impact our business and operating results.
The markets for RVs and marine products are very competitive. Competitive factors in the industries include price, design, value, quality, service, brand awareness, and reputation. There can be no assurance that existing or new competitors will not develop products that are superior to our products or that achieve better consumer acceptance, thereby adversely affecting our market share, sales volume, and profit margins. Some of our competitors are much larger than we are, and this size advantage provides these competitors with more financial resources and access to capital, additional purchasing power, and greater leverage with the dealer networks. In addition, competition could increase if new companies enter the market, existing competitors consolidate their operations, or if existing competitors expand their product lines or intensify efforts within existing product lines. Our current products, products under development, and our ability to develop new and improved products may be insufficient to enable us to compete effectively with our competitors. These competitive pressures may have a material adverse effect on our results of operations.

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

Operational Risks
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
Most of our RV and marine components are readily available from numerous sources. However, a few of our components are produced by a small group of suppliers. In the case of motorhome chassis, Mercedes-Benz (USA and Canada), Stellantis N.V., Freightliner Trucks and Ford Motor Company are our major suppliers. Our relationship with our chassis suppliers is similar to our other supplier relationships in that no specific contractual commitments are engaged in by either party. This means that we do not have minimum purchase requirements, and our chassis suppliers do not have minimum supply requirements. Our chassis suppliers also supply to our competitors. Historically, chassis suppliers resort to an industry-wide allocation system during periods when supply is restricted. These allocations have been based on the volume of chassis previously purchased, which could mean our larger competitors could receive more chassis in a time of scarcity. Sales of motorhomes rely on chassis supply and are affected by shortages from time to time. Decisions by our suppliers to decrease production, production delays or work stoppages by the employees of such suppliers, or price increases could have a material adverse effect on our ability to produce motorhomes and ultimately, on our results of operations, financial condition, and cash flows. In Fiscal 2021, one of our suppliers individually accounted for approximately 12% of our consolidated raw material purchases.

Increases in raw material, commodity, and transportation costs and shortages of certain raw materials could negatively impact our business.
We purchase raw materials such as steel, aluminum, and other commodities, and components, such as chassis, refrigerators, and televisions, for use in our products. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, copper, lead, rubber, lumber, and others that are integrated into our end products. Our profitability is affected by significant fluctuations in the prices of the raw materials and the components and parts we use in our products. Additionally, there continues to be uncertainty with respect to the implementation of current trade regulations, future trade regulations and existing international trade agreements, which could continue to increase our cost of goods sold, both directly and as a result of price increases implemented by domestic suppliers, which we may not be able to pass on to our customers. The impact from these tariffs could also result in decreased demand for our products. All of these could materially and adversely affect our results of operations and financial condition.

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

We have experienced, and continue to experience, disruption in our supply chain due to the reduced availability of certain raw materials used in the manufacturing of our products, including chassis which depend on semiconductor chips. The constraints have limited our ability to increase production to meet demand in the current fiscal year. While we continue to manage through these shortages and delays, if we cannot successfully manage these disruptions and/or these shortages and delays worsen, we may be unable to fulfill orders and deliver our products to our customers in a timely manner. This could materially and adversely affect our results of operations and financial condition.

Failure to effectively manage strategic acquisitions and alliances, joint ventures, or partnerships could have a negative impact on our business.
One of our growth strategies is to drive growth through targeted acquisitions and alliances, stronger customer relations, and new joint ventures and partnerships that contribute profitable growth while supplementing our existing brands and product portfolio. Our ability to grow through acquisitions depends, in part, on the availability of suitable candidates at acceptable prices, terms, and conditions, our ability to compete effectively for acquisition candidates, and the availability of capital and personnel to complete such acquisitions and run the acquired business effectively. Any acquisition, alliance, joint venture, or partnership could impair our business, financial condition, reputation, and operating results. The benefits of an acquisition, or new alliance, joint venture, or partnership may take more time than expected to develop or integrate into our operations, and we cannot guarantee that previous or future acquisitions, alliances, joint ventures, or partnerships will, in fact, produce any benefits. Such acquisitions, alliances, joint ventures, and partnerships may involve a number of risks, including:

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

Information Systems, Legal and Regulatory Risks
We may be subject to information technology system failures, network disruptions, and breaches in data security that could adversely affect our business. Failure to prevent or effectively respond to a breach or system failure could expose our customers', clients', or suppliers' confidential information, and expose us to substantial costs and reputational damage as well as litigation and enforcement actions. In addition, the benefits of our new enterprise resource planning system that is being implemented in the Winnebago Motorhome business may not be realized, or we may incur unanticipated costs or delays, which may result in decreased sales, increased overhead costs, excess or obsolete inventory, and product shortages, causing our business, reputation, financial condition, and operating results to suffer.
We rely on our information systems and web applications to support our business operations, including but not limited to procurement, supply chain, manufacturing, distribution, warranty administration, invoicing, and collection of payments. We use information systems to report and audit our operational results. Additionally, we rely upon information systems in our sales, marketing, human resources, and communication efforts. Due to our reliance on our information systems, our business processes may be negatively impacted in the event of substantial disruption of service. Further, we have security systems in place with the intent of maintaining the physical security of our facilities and protecting our customers', clients', and suppliers' confidential information and information related to identifiable individuals against unauthorized access through our information systems or by other electronic transmission or through the misdirection, theft, or loss of physical media. Misuse, leakage, falsification, or breach of security of information could result in a violation of privacy laws and damage our reputation which could, in turn, have a negative impact on our results. Because the technologies used to obtain unauthorized access are constantly changing and becoming increasingly more sophisticated and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement sufficient preventative measures. If unauthorized parties gain physical access to one of our facilities or electronic access to our information systems or such information is misdirected, lost, or stolen during transmission or transport, any theft or misuse of such information could result in, among other things, unfavorable publicity, governmental inquiry and oversight, difficulty in marketing our services, allegations by our customers and clients that we have not performed our contractual obligations, litigation by affected parties, and possible financial obligations for damages related to the theft or misuse of such information, any of which could have a material adverse effect on our business.

In addition to our general reliance on information systems, we began implementation of a new enterprise resource planning system for the Winnebago Motorhome business at the end of Fiscal 2015. Though we perform planning and testing to reduce risks associated with such a complex, business-wide systems change, failure to meet requirements of the business could disrupt our operations and harm our reputation, which may result in decreased sales, increased overhead costs, excess or obsolete inventory, and product shortages, causing our business, reputation, financial condition, and operating results to suffer.

Our continued success is dependent on positive perceptions of our brands which, if impaired, could adversely affect our results of operations or financial condition. In addition, if the frequency and size of product liability and other claims against us increase, our reputation and business may be harmed.
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

We are also subject, in the ordinary course of business, to litigation including a variety of warranty, "Lemon Law," and product liability claims typical in the RV and marine industries. Although we have an insurance policy with a $50.0 million limit covering product liability, we are self-insured for the first $1.0 million of product liability claims on a per occurrence basis, with a $2.0 million aggregate per policy year. We cannot be certain that our insurance coverage will be sufficient to cover all future claims against us, which may have a material adverse effect on our results of operations and financial condition. Any increase in the frequency and size of these claims, as compared to our experience in prior years, may cause the premium that we are required to pay for insurance to rise significantly. Product liability claims may also cause us to pay punitive damages, not all of which are covered by our insurance. In addition, if product liability claims rise to a level of frequency or size that are significantly higher than similar claims made against our competitors, our reputation and business may be harmed.

We are subject to certain government regulations that could have a material adverse impact on our business, including changing climate-related regulations that may require us to incur additional costs in order to be in compliance.
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

We are subject to income and other tax laws and regulations in the U.S. and various foreign jurisdictions. In addition, we could be impacted by adjustments proposed by taxing authorities in connection with examinations, depending on their timing, nature and scope. Increases in tax rates, changes in tax laws or unfavorable resolution of tax matters could have a material impact on our financial results.

Finally, federal and state authorities also have various environmental control standards relating to air, water, noise pollution, greenhouse gases ("GHG"), and hazardous waste generation and disposal that affect us and our operations. Failure by us to comply with present or future laws and regulations could result in fines being imposed on us, potential civil and criminal liability, suspension of production or operations, alterations to the manufacturing process, or costly cleanup or capital expenditures, any or all of which could have a material adverse effect on our results of operations. In addition, foreign, federal, state, and local regulatory and legislative bodies have proposed various legislative and regulatory measures relating to climate change, regulating GHG emissions, and energy policies. If such legislation is enacted, we could incur increased energy, environmental, and other costs and capital expenditures to comply with the limitations. Climate change regulation combined with public sentiment could result in reduced demand for our products, higher fuel prices, or carbon taxes, all of which could materially adversely affect our business. Due to uncertainty in the regulatory and legislative processes, as well as the scope of such requirements and initiatives, we cannot currently determine the effect such legislation and regulation may have on our products and operations.

Financial Risks
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
We incurred substantial indebtedness to finance the acquisitions of Grand Design and Newmar Corporation ("Newmar"). Our asset based revolving credit facility ("ABL Credit Facility") and Senior Secured Notes (as described in Note 9 to the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K) are secured by substantially all of our assets, including cash, inventory, accounts receivable, and certain machinery and equipment. We also issued unsecured Convertible Notes (as described in Note 9 to the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K) to finance the acquisition of Newmar. If a default of payment occurs, the lenders in our ABL Credit Facility or holders of our Senior Secured and Convertible Notes may elect to declare all of their respective outstanding debt, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. Under such circumstances, we may not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed on our ability to incur additional debt and to take other corporate actions might significantly impair our ability to obtain other financing.

Borrowing availability under the ABL Credit Facility is limited to the lesser of the facility total and the calculated borrowing base, which is based on stipulated loan percentages applied to our eligible trade accounts receivable and eligible inventories. Should the borrowing base decline, our ability to borrow to fund future operations and business transactions could be limited.

In addition, the Senior Secured Notes contain certain occurrence-based covenants that could restrict our ability to undertake certain types of transactions. If we enter into a transaction that falls under the occurrence-based covenants, we will calculate the ratios and covenant buckets we have available to us to ensure we are in compliance. Likewise, the indenture related to the

Convertible Notes issued to help finance the acquisition of Newmar includes certain limited covenants that could impact our ability to operate our business.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The principal facilities used in our operations are in the following locations:
Motorhome Segment
Owned corporate offices are located in Forest City, Iowa and Nappanee, Indiana. We also own manufacturing facilities in Charles City, Iowa; Forest City, Iowa; Lake Mills, Iowa; Waverly, Iowa; and Nappanee, Indiana. We own a warehouse, maintenance, and service center in Forest City, Iowa, and lease a service center in Nappanee, Indiana.
Towable Segment
A leased corporate office is located in Middlebury, Indiana. One owned corporate office and manufacturing facility is located in Middlebury, Indiana. We lease manufacturing, warehouse, maintenance, and service center facilities located in Bristol, Indiana; Elkhart, Indiana; Middlebury, Indiana; and White Pigeon, Michigan.
Corporate/All Other Segment
A leased corporate office is located in Eden Prairie, Minnesota, and one owned manufacturing facility for specialty vehicles is located in Forest City, Iowa. One owned corporate office, manufacturing, warehouse, maintenance, and service center facility is located in Sarasota, Florida.

Most of our buildings are of steel or steel and concrete construction and are protected from fire with high-pressure sprinkler systems, dust collector systems, automatic fire doors, and alarm systems. All facilities are in good operating condition, suitable for their respective uses and adequate for current needs.

Under our Senior Secured Notes and ABL Credit Facility, we have encumbered substantially all of our real property for the benefit of the lenders under our credit facilities. For additional information, see Note 9 of the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K. Also see Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of Part II in this Annual Report on Form 10-K for more information regarding our leased facilities.

Item 3. Legal Proceedings.

For a description of our legal proceedings, see Note 12 of the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities.

Market Information
Our common stock is listed on the New York Stock Exchange under the ticker symbol of WGO. As of October 15, 2021, there were 2,191 shareholders of record.

Dividends
On August 18, 2021, our Board of Directors declared a quarterly cash dividend of $0.18 per share, totaling $6.0 million paid on September 29, 2021 to common shareholders on record at the close of business on September 15, 2021. Dividends are generally declared each quarter, and the Board of Directors currently intends to continue to pay quarterly cash dividends; however, declaration of future dividends, if any, will be based on several factors including our financial performance, outlook, and liquidity.

Our outstanding notes, as further described in Note 9 to the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K, contains restrictions that may limit our ability to pay dividends.

Issuer Purchases of Equity Securities
Our ABL Credit Facility contains restrictions that may limit our ability to make distributions or payments with respect to purchases of our common stock without consent from the lenders, except for limited purchases of our common stock from employees, in the event of a significant reduction in our EBITDA or in the event of a significant borrowing on our ABL Credit Facility. Our Senior Secured Notes also contain covenants that may limit our ability to make distributions or payments with respect to purchases of our common stock. See additional information on our ABL Credit Facility in Note 9 to the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K.

On October 18, 2017, our Board of Directors authorized a share repurchase program in the amount of $70.0 million with no time restriction on the authorization. During Fiscal 2021, we repurchased 708,000 shares of our common stock at a cost of $45.4 million under this authorization, and 39,000 shares at a cost of $2.2 million to satisfy tax obligations on employee equity awards as they vest. We continually evaluate if share repurchases reflect a prudent use of our capital and, subject to compliance with our ABL Credit Facility and outstanding Senior Secured Notes, we may purchase shares in the future. As of August 28, 2021, we have $23.4 million remaining on our Board of Directors approved repurchase authorization.

On October 13, 2021, our Board of Directors authorized a new share repurchase program in the amount of $200.0 million with no time restriction on the authorization, which took effect immediately and replaced the prior program.

Purchases of our common stock during each fiscal month of the fourth quarter of Fiscal 2021 are as follows:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)(3)
05/30/21 - 07/03/21	981	$71.34	—	$58,761,000
07/04/21 - 07/31/21	344,360	$69.69	344,360	$34,761,000
08/01/21 - 08/28/21	159,701	$71.38	159,701	$23,361,000
Total	505,042	$70.23	504,061	$23,361,000
(1)    Number of shares in the above table are shown in whole numbers.
(2)    Shares not purchased as part of a publicly announced program were repurchased from employees who vested in Company shares and elected to pay their payroll tax via the value of shares delivered as opposed to cash.
(3)    Pursuant to a $70.0 million share repurchase program authorized by our Board of Directors on October 18, 2017. There is no time restriction on the authorization. As described above, this repurchase program was replaced by a new share repurchase program on October 13, 2021.

Stock Performance Graph
The following graph compares our five-year cumulative total shareholder return (including reinvestment of dividends) with the cumulative total return on the Standard & Poor's 500 Index and a peer group. The peer group companies consisting of THOR Industries, Inc., Polaris, Inc., and Brunswick Corporation were selected by us as they also manufacture recreation products. It is assumed in the graph that $100 was invested in our common stock, in the Standard & Poor's 500 Index and in the stocks of the peer group companies on August 27, 2016 and that all dividends received within a quarter were reinvested in that quarter. In accordance with the guidelines of the SEC, the shareholder return for each entity in the peer group index has been weighted on the basis of market capitalization as of each annual measurement date set forth in the graph.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100

350
300
250
200
150
100
50
Index Value
08/27/2016
08/26/2017
08/25/2018
08/31/2019
08/29/2020
08/28/2021
Period Ended
Winnebago Industries, Inc.
S&P 500 Index
Peer Group

	Base Period
Company/Index	August 27, 2016	August 26, 2017	August 25, 2018	August 31, 2019	August 29, 2020	August 28, 2021
Winnebago Industries, Inc.	100.00	146.48	159.58	138.80	255.73	322.52
S&P 500 Index	100.00	114.99	137.92	143.35	175.16	228.55
Peer Group	100.00	116.80	129.39	88.52	134.13	180.18
Source: Zacks Investment Research, Inc.

Item 6. [Reserved].

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Unless otherwise noted, transactions and other factors significantly impacting our financial condition, results of operations and liquidity are discussed in order of magnitude. Our MD&A is presented in five sections:

•Overview
•Results of Operations
•Analysis of Financial Condition, Liquidity, and Capital Resources
•Critical Accounting Policies and Estimates
•New Accounting Pronouncements

Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8 of Part II in this Annual Report on Form 10-K.

The year-over-year comparisons in this Management's Discussion and Analysis of Financial Condition and Results of Operations are as of and for the fiscal years ended August 28, 2021 and August 29, 2020, unless stated otherwise. The discussion of Fiscal 2019 results and related year-over-year comparisons as of and for the fiscal years ended August 29, 2020 and August 31, 2019 are found in Item 7 of Part II of our Form 10-K for the fiscal year ended August 29, 2020.

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

Acquisition of Barletta
At the beginning of Fiscal 2022, we completed our acquisition of all the equity interests of Barletta Boat Company, LLC and Three Limes, LLC (collectively, "Barletta") for $255.0 million funded with $230.0 million cash on hand and $25.0 million in common stock issued to the sellers. For further discussion regarding the acquisition, refer to Note 1 to the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K.

COVID-19 Pandemic
We continue to monitor guidance from international and domestic authorities, including federal, state and local public health authorities, regarding the COVID-19 pandemic and may take additional actions based on their requirements and recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. Overall, there has been strong retail demand by consumers of RVs as a safe travel option, and of marine products as a safe way to experience the outdoors, during the COVID-19 pandemic. Our production has experienced certain supply shortages, and if supply shortages continue or there are additional disruptions in our supply chain, it could materially and adversely impact our operating results and financial condition. Despite certain supply shortages, we continue to actively manage through these temporary supply chain disruptions. Refer to the COVID-19 related risk factor disclosed in Item 1A of Part II in this Annual Report on Form 10-K.

Non-GAAP Financial Measures
This MD&A includes financial information prepared in accordance with generally accepted accounting principles ("GAAP"), as well as certain adjusted or non-GAAP financial measures such as EBITDA and Adjusted EBITDA. EBITDA is defined as net income before interest expense, provision for income taxes, and depreciation and amortization expense. Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation and amortization expense, and other pretax adjustments made in order to present comparable results from period to period.

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

Included in "Results of Operations - Fiscal 2021 Compared to Fiscal 2020" is a reconciliation of EBITDA and Adjusted EBITDA from net income, the nearest GAAP measure. We have included these non-GAAP performance measures as a comparable measure to illustrate the effect of non-recurring transactions that occurred during the reported periods and to improve comparability of our results from period to period. We believe Adjusted EBITDA provides meaningful supplemental information about our operating performance as this measure excludes amounts from net income that we do not consider part of our core operating results when assessing our performance. Examples of items excluded from Adjusted EBITDA include acquisition-related costs, restructuring expenses, gain or loss on sale of property and equipment, and non-operating (income) loss.

Management uses these non-GAAP financial measures (a) to evaluate our historical and prospective financial performance and trends as well as our performance relative to competitors and peers; (b) to measure operational profitability on a consistent basis; (c) in presentations to the members of our Board of Directors to enable our Board of Directors to have the same measurement basis of operating performance as used by management in its assessments of performance and in forecasting; (d) to evaluate potential acquisitions; and (e) to ensure compliance with covenants and restricted activities under the terms of our ABL Credit Facility and outstanding notes, as further described in Note 9 to the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K. We believe these non-GAAP financial measures are frequently used by securities analysts, investors and other interested parties to evaluate companies in the industry.

Industry Trends
Our operations are organized under two reportable segments, Towable and Motorhome, based on similarities within their markets, products, operations, and distribution.

Key reported statistics for the North American RV industry are as follows:
•Wholesale unit shipments - RV product delivered to the dealers, which is reported monthly by the Recreation Vehicle Industry Association ("RVIA").
•Retail unit registrations - Consumer purchases of RVs from dealers, which is reported monthly by Stat Surveys.

We track RV Industry conditions using these key statistics to monitor trends and evaluate and understand our performance relative to the overall industry. The following is an analysis of changes in these key statistics for the rolling 12 months through August as of 2021 and 2020:

	US and Canada Industry
	Wholesale Unit Shipments per RVIA				Retail Unit Registrations per Stat Surveys
	Rolling 12 Months through August				Rolling 12 Months through August
	2021	2020	Unit Change	% Change	2021	2020	Unit Change	% Change
Towable(1)	503,516	338,602	164,914	48.7%	514,769	415,827	98,942	23.8%
Motorhome(2)	54,001	38,680	15,321	39.6%	56,041	49,722	6,319	12.7%
Combined	557,517	377,282	180,235	47.8%	570,810	465,549	105,261	22.6%
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

The most recent RVIA wholesale shipment forecasts for calendar year 2022, as noted in the table below, indicate that industry shipments are expected to experience growth in 2022. The retail activity is anticipated to remain at healthy levels and wholesale shipments are expected to increase further associated with dealers rebuilding their inventories and the supply chain increasing capacity to serve the growth of the RV industry.

	Calendar Year
Wholesale Unit Shipment Forecast per RVIA(1)	2022 Forecast	2021 Forecast	Unit Change	% Change
Aggressive	614,100	587,400	26,700	4.5%
Most likely	600,200	577,200	23,000	4.0%
Conservative	586,300	567,000	19,300	3.4%
(1) Prepared by ITR Economics for RVIA and reported in the Roadsigns RV Fall 2021 Industry Forecast Issue.

The RV industry continues to experience supply shortages and shipping delays of raw material components. While we continue to manage through these supply disruptions, they have impacted our ability to increase production to meet existing demand in the current fiscal year. If these shortages and delays worsen, we could experience a negative impact on our sales and earnings in the future.

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

	Rolling 12 Months through August		Calendar Year
US and Canada	2021	2020(1)	2020	2019(1)	2018
Travel trailer and fifth wheels	11.7%	10.0%	10.3%	9.2%	7.8%
Motorhome A, B, C	19.9%	20.3%	21.3%	16.1%	15.5%
Total market share	12.5%	11.1%	11.5%	10.0%	8.7%
(1) Includes retail unit market share for Newmar since its acquisition on November 8, 2019.

Results of Operations - Fiscal 2021 Compared to Fiscal 2020

Consolidated Performance Summary
The following is an analysis of changes in key items included in the statements of operations for the fiscal year ended August 28, 2021 compared to the fiscal year ended August 29, 2020:

(in thousands, except percent and per share data)	2021	% of Revenues(1)	2020	% of Revenues(1)	$ Change	% Change
Net revenues	$3,629,847	100.0%	$2,355,533	100.0%	$1,274,314	54.1%
Cost of goods sold	2,979,484	82.1%	2,042,605	86.7%	936,879	45.9%
Gross profit	650,363	17.9%	312,928	13.3%	337,435	107.8%
Selling, general, and administrative expenses ("SG&A")	228,581	6.3%	177,061	7.5%	51,520	29.1%
Amortization of intangible assets	14,361	0.4%	22,104	0.9%	(7,743)	(35.0)%
Total operating expenses	242,942	6.7%	199,165	8.5%	43,777	22.0%
Operating income	407,421	11.2%	113,763	4.8%	293,658	258.1%
Interest expense	40,365	1.1%	37,461	1.6%	2,904	7.8%
Non-operating income	(394)	—%	(974)	—%	(580)	(59.5)%
Income before income taxes	367,450	10.1%	77,276	3.3%	290,174	375.5%
Provision for income taxes	85,579	2.4%	15,834	0.7%	69,745	440.5%
Net income	$281,871	7.8%	$61,442	2.6%	$220,429	358.8%

Diluted earnings per share	$8.28		$1.84		$6.44	350.0%
Diluted average shares outstanding	34,056		33,454		602	1.8%
(1)    Percentages may not add due to rounding differences.

Fiscal 2020 results were negatively impacted by the unprecedented series of events related to the COVID-19 pandemic, which included the suspension of the Company's manufacturing operations as well as disruptions across our dealer network, supply chain and end consumers during most of the third quarter.

Net revenues increased primarily due to organic unit sales growth, the annualized impact from our Newmar acquisition, which took place in the first quarter of Fiscal 2020, price increases and lower discounts and allowances, partially offset by unfavorable segment mix.

Gross profit as a percentage of revenue increased primarily due to improved leverage as a result of higher revenues, price increases, lower discounts and allowances, and favorable segment mix.

Operating expenses increased primarily due to an increase in enterprise-wide variable compensation, higher selling costs and a full year of Newmar operating costs, partially offset by a decrease in acquisition-related costs compared to the prior year, a gain on sales of assets and lower Newmar amortization expense in the current year.

Interest expense increased primarily due to a higher interest rate on the refinancing of our Term Loan in the fourth quarter of Fiscal 2020 (as described in Note 9 to the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K).

The effective tax rate increased to 23.3% in Fiscal 2021 compared to 20.5% in Fiscal 2020 primarily due to relatively consistent year-over-year tax credits on higher pretax income in Fiscal 2021.

Net income and diluted earnings per share increased primarily due to leverage from higher revenues, partially offset by higher operating expenses and a higher effective tax rate.

Non-GAAP Reconciliation
The following table reconciles net income to consolidated EBITDA and Adjusted EBITDA for Fiscal 2021 and 2020:

(in thousands)	2021	2020
Net income	$281,871	$61,442
Interest expense	40,365	37,461
Provision for income taxes	85,579	15,834
Depreciation	18,201	15,997
Amortization of intangible assets	14,361	22,104
EBITDA	440,377	152,838
Acquisition-related fair-value inventory step-up	—	4,810
Acquisition-related costs	725	9,761
Restructuring expense(1)	112	1,640
Gain on sale of property, plant and equipment	(4,753)	—
Non-operating income	(394)	(974)
Adjusted EBITDA	$436,067	$168,075
(1)    Balance excludes depreciation expense classified as restructuring as the balance is already included in the EBITDA calculation.

Reportable Segment Performance Summary
Towable
The following is an analysis of key changes in our Towable segment for Fiscal 2021 and 2020:

(in thousands, except ASP and units)	2021	% of Revenues	2020	% of Revenues	$ Change	% Change
Net revenues	$2,009,959		$1,227,567		$782,392	63.7%
Adjusted EBITDA	289,007	14.4%	148,276	12.1%	140,731	94.9%

Average Selling Price ("ASP")(1)	33,271		32,607		664	2.0%

Unit deliveries	2021	Product Mix(2)	2020	Product Mix(2)	Unit Change	% Change
Travel trailer	39,943	66.5%	23,184	61.2%	16,759	72.3%
Fifth wheel	20,163	33.5%	14,706	38.8%	5,457	37.1%
Total Towable	60,106	100.0%	37,890	100.0%	22,216	58.6%

	August 28, 2021		August 29, 2020		Change	% Change
Backlog(3)
Units	46,590		24,903		21,687	87.1%
Dollars	$1,704,393		$747,925		$956,468	127.9%
Dealer Inventory
Units	10,126		10,528		(402)	(3.8)%
(1)    ASP excludes off-invoice dealer incentives.
(2)    Percentages may not add due to rounding differences.

(3)    Our backlog includes all accepted orders from dealers which generally have been requested to be shipped within the next six months. Orders in backlog can be cancelled or postponed at the option of the dealer at any time without penalty; therefore, backlog may not necessarily be an accurate measure of future sales.

Net revenues increased in Fiscal 2021 compared to Fiscal 2020 primarily due to increased unit sales and pricing.

ASP increased in Fiscal 2021 compared to Fiscal 2020 due to pricing actions taken during Fiscal 2021, partially offset by unfavorable product mix.

Adjusted EBITDA increased in Fiscal 2021 compared to Fiscal 2020 primarily due to operating leverage on an increase in unit sales, partially offset by higher operating expenses and higher variable compensation expense.

Unit deliveries increased in Fiscal 2021 compared to Fiscal 2020 representing an increase in organic volume growth. Our Towable segment market share increased from 10.0% to 11.7% when comparing retail registrations during the twelve-month trailing periods ended August 2020 and August 2021.

We have seen an increase in the volumes and dollar value of backlog as of August 28, 2021 compared to August 29, 2020 as a result of continued strong retail demand, as well as an increase in demand for our products reflected in our increase in market share.

Motorhome
The following is an analysis of key changes in our Motorhome segment for Fiscal 2021 and 2020:

(in thousands, except ASP and units)	2021	% of Revenues	2020	% of Revenues	$ Change	% Change
Net revenues	$1,539,084		$1,056,794		$482,290	45.6%
Adjusted EBITDA	169,205	11.0%	32,949	3.1%	136,256	413.5%

ASP(1)	138,999		130,098		8,901	6.8%

Unit deliveries	2021	Product Mix(2)	2020	Product Mix(2)	Unit Change	% Change
Class A	2,957	27.1%	2,493	30.8%	464	18.6%
Class B	5,431	49.8%	3,351	41.3%	2,080	62.1%
Class C	2,521	23.1%	2,261	27.9%	260	11.5%
Total Motorhome	10,909	100.0%	8,105	100.0%	2,804	34.6%

	August 28, 2021		August 29, 2020		Change	% Change
Backlog(3)
Units	18,254		8,463		9,791	115.7%
Dollars	$2,303,504		$1,051,415		$1,252,089	119.1%
Dealer Inventory
Units	1,696		2,761		(1,065)	(38.6)%
(1)    ASP excludes off-invoice dealer incentives.
(2)    Percentages may not add due to rounding differences.
(3)    Our backlog includes all accepted orders from dealers which generally have been requested to be shipped within the next six months. Orders in backlog can be cancelled or postponed at the option of the dealer at any time without penalty; therefore, backlog may not necessarily be an accurate measure of future sales.

Net revenues increased in Fiscal 2021 compared to Fiscal 2020 primarily due to unit sales growth and pricing, including lower allowances.

Average selling price increased in Fiscal 2021 compared to Fiscal 2020 primarily due to price increases, partially offset by unfavorable product mix.

Adjusted EBITDA increased in Fiscal 2021 compared to Fiscal 2020 primarily due to improved operating leverage on higher revenue as well as increased pricing and lower allowances, partially offset by investments in the business and higher variable compensation expense.

Unit deliveries increased in Fiscal 2021 compared to Fiscal 2020 representing an increase in organic volume growth. Our Motorhome segment market share decreased slightly, from 20.3% to 19.9%, when comparing retail registrations during the twelve-month trailing periods ended August 2020 and August 2021.

We have seen an increase in the volume and dollar value of backlog as of August 28, 2021 compared to August 29, 2020 primarily due to continued strong retail demand due to the perceived safety of RV travel and reduction in commercial air travel and cruises. These have resulted in historically low dealer inventory levels.

Analysis of Financial Condition, Liquidity, and Capital Resources

Cash Flows
The following table summarizes our cash flows from total operations for Fiscal 2021 and 2020:

(in thousands)	2021	2020
Total cash provided by (used in):
Operating activities	$237,279	$270,434
Investing activities	(33,009)	(293,076)
Financing activities	(62,282)	277,786
Net increase in cash and cash equivalents	$141,988	$255,144

Operating Activities
Cash provided by operating activities decreased in Fiscal 2021 compared to Fiscal 2020 due to investments in working capital to support current year revenue growth, including higher inventory to support customer demand and manage supply chain constraints, and timing of accounts receivable/collections and payments on accounts payable, partially offset by higher profitability and higher enterprise-wide variable compensation in Fiscal 2021.

Investing Activities
Cash used in investing activities decreased in Fiscal 2021 compared to Fiscal 2020 primarily due to the use of cash in Fiscal 2020 to acquire Newmar, partially offset by proceeds received from the sale of property in Junction City, Oregon.

Financing Activities
Cash was used by financing activities in Fiscal 2021 compared to cash being provided by financing activities in Fiscal 2020 primarily due to increased share repurchases in Fiscal 2021 compared to cash received from the issuance of the Convertible Notes to finance the Newmar acquisition in Fiscal 2020.

Debt and Capital
During the first quarter of Fiscal 2020, we issued the Convertible Notes, which were used to partially fund the Newmar acquisition. Refer to Note 9 to the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K for additional details.

As of July 8, 2020, we closed our private offering (the "Senior Secured Notes Offering") of $300.0 million in aggregate principal amount of 6.25% Senior Secured Notes due 2028 (the "Senior Secured Notes"). The proceeds from the Senior Secured Notes were used to repay the remaining debt on the Term Loan and for general corporate purposes. Refer to Note 9 to the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K for additional details.

We maintain a $192.5 million ABL Credit Facility with a maturity date of October 22, 2024 subject to certain factors which may accelerate the maturity date. As of August 28, 2021, we had $434.6 million in cash and cash equivalents and no borrowings against the ABL Credit Facility. We continue to evaluate the financial stability of the counterparties and counterparty risk for the Convertible Notes, the Senior Secured Notes, and the ABL Credit Facility.

Our cash and cash equivalent balances consist of high quality, short-term money market instruments.

Other Financial Measures
Working capital as of August 28, 2021 and August 29, 2020 was $651.6 million and $413.2 million, respectively.

Capital Expenditures
We anticipate capital expenditures in Fiscal 2022 of approximately $80.0 million to $90.0 million. We will continue to support organic growth through capacity expansion in our facilities and make capital improvements as necessary. We believe cash on hand, funds generated from operations, and the borrowing capacity available under our ABL Credit Facility and other debt instruments will be sufficient to support our capital expenditures.
Share Repurchases and Dividends
We repurchase our common stock and pay dividends pursuant to programs approved by our Board of Directors. Our long-term capital allocation strategy is to first fund operations and investments in growth, maintain reasonable liquidity, maintain a leverage ratio that reflects a prudent capital structure in light of the cyclical industries we compete in, and then return excess cash over time to shareholders through dividends and share repurchases. Refer to Item 5 of Part 1 of this Annual Report on Form 10-K for discussion about our share repurchase program and dividend declared on August 18, 2021.

Cash Requirements
Our cash requirements within the next twelve months include accounts payable, accrued expenses, purchase commitments and other current liabilities.

Our cash requirements greater than twelve months from various contractual obligations and commitments include:

Debt Obligations and Interest Payments
Refer to Note 9 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K for further detail of our debt and the timing of expected future principal and interest payments. Interest payments are based on fixed interest rates for the Senior Secured Notes and Convertible Notes.

Operating and Finance Leases
Refer to Note 10 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K for further detail of our lease obligations and the timing of expected future payments.

Deferred Compensation Obligations
Refer to Note 11 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K for further detail of our deferred compensation plans. We expect to pay $2.8 million in the next 12 months and $9.6 million beyond 12 months.

Contracted Services
Contracted services include agreements with third-party service providers for software, payroll services, equipment maintenance services, and audits for periods up to Fiscal 2025. We expect to pay $7.1 million beyond 12 months.

Contingent Repurchase Obligations
Refer to Note 12 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K for further detail of our contingent repurchase commitment and estimated obligation, most of which we expect to expire within one year.

We expect to satisfy our short-term and long-term obligations through a combination of cash on hand, funds generated from operations, and the borrowing capacity available under our ABL Credit Facility and other debt instruments.

Critical Accounting Policies and Estimates
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

Our significant accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K. We believe that the following accounting policies and estimates are the most critical to aid in fully understanding and evaluating our reported financial results. These estimates require our most difficult, subjective, or complex judgments because they relate to matters that are inherently uncertain. We have reviewed these critical accounting policies and estimates and related disclosures with the Audit Committee of our Board of Directors.

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

We used the income approach to value certain intangible assets. Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. We used the income approach known as the relief from royalty method to value the fair value of the trade names. The relief from royalty method is based on the hypothetical royalty stream that would be received if we were to license the trade name and was based on expected revenues. The fair value of the dealer network was estimated using an income approach known as the cost to recreate/cost savings method. This method uses the replacement of the asset as an indicator of the fair value of the asset. The determination of the fair value of other assets acquired and liabilities assumed involves assessing factors such as the expected future cash flows associated with individual assets and liabilities and appropriate discount rates at the date of the acquisition.

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

Actual results may differ from assumed and estimated amounts. As of August 28, 2021, our goodwill balance includes $244.7 million related to our Towable segment, $73.1 million related to our Motorhome segment from our Newmar acquisition, and $30.2 million related to our Corporate/All Other operating segment from our Chris-Craft acquisition, and our indefinite-lived intangible asset balance is $275.3 million. No impairments were recorded in Fiscal 2021, 2020, and 2019.

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

A significant increase in dealership labor rates, the cost of parts, or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize. A hypothetical change of a 10% increase or decrease in our warranty liability as of August 28, 2021 would not have a material effect on our net income.

New Accounting Pronouncements
For a summary of new applicable accounting pronouncements, see Note 1 to the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The assets we maintain to fund deferred compensation have market risk, but we maintain a corresponding liability for these assets. The market risk is therefore borne by the participants in the deferred compensation program.

Interest Rate Risk
As of August 28, 2021, we have no interest rate swaps outstanding and the Term Loan, that had been subject to variable interest rates, was repaid in the fourth quarter of Fiscal 2020 using the proceeds from the Senior Secured Notes. The ABL Credit Facility is our only floating rate debt instrument which remains undrawn as of August 28, 2021.

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
Based on its assessment, management has concluded that the Company's internal control over financial reporting was effective as of August 28, 2021.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's financial statements included in this Annual Report on Form 10-K, has issued a report included herein, which expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Michael J. Happe	/s/ Bryan L. Hughes
Michael J. Happe	Bryan L. Hughes
President, Chief Executive Officer	Senior Vice President, Chief Financial Officer

October 20, 2021	October 20, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Winnebago Industries, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Winnebago Industries, Inc. and subsidiaries (the "Company") as of August 28, 2021 and August 29, 2020, the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows, for each of the three years in the period ended August 28, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 28, 2021 and August 29, 2020, and the results of its operations and its cash flows for each of the three years in the period ended August 28, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 28, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 20, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
The Company provides certain service and warranty on its products. Estimated costs related to product warranty are accrued at month-end based upon historical warranty claims and unit sales history. Estimates are adjusted as needed to reflect actual costs incurred as information becomes available. Grand Design RV, LLC (“Grand Design”) was founded in 2013 and acquired by the Company in November 2016 and makes up the majority of the Company’s $91 million product warranty accrual as of August 28, 2021.

We identified the product warranty accrual for Grand Design as a critical audit matter because of the significant judgments made by management to estimate costs related to product warranties at the time of sale. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s estimates of future warranty claims based on historical claims paid, specifically due to Grand Design’s significant growth since inception, introduction of new product lines, relatively short history of warranty claims paid from which to develop product warranty estimates, and their direct connection to management’s incentive plans.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the product warranty for the Grand Design component included the following, among others:

•Evaluated the operating effectiveness of controls over management’s estimation of the product warranty accrual, including those over historical product warranty claim data and projected future product warranty claims.
•Evaluated the accuracy and relevance of the historical product warranty claims as an input to management’s product warranty accrual calculation.
•Evaluated the completeness of the warranty accrual estimate through inquiries of operational and executive management regarding knowledge of known product warranty claims or product issues and evaluated whether they were appropriately considered in the determination of the product warranty accrual.
•Evaluated management’s ability to accurately estimate the warranty accrual by comparing the product warranty accrual in prior years to the actual product warranty claims paid in subsequent years.

•Assessed management’s methodology and tested the valuation of the product warranty accrual by developing an expectation for the accrual based on the historical amounts recorded as a percentage of sales and compared our expectation to the amount recorded by management.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
October 20, 2021

We have served as the Company's auditor since fiscal 1986.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Winnebago Industries, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Winnebago Industries, Inc. and subsidiaries (the “Company”) as of August 28, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 28, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended August 28, 2021, of the Company and our report dated October 20, 2021, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
October 20, 2021

Winnebago Industries, Inc.
Consolidated Statements of Income and Comprehensive Income
(in thousands, except per share data)

For the fiscal year ended	August 28, 2021	August 29, 2020	August 31, 2019
Net revenues	$3,629,847	$2,355,533	$1,985,674
Cost of goods sold	2,979,484	2,042,605	1,678,477
Gross profit	650,363	312,928	307,197
Selling, general, and administrative expenses	228,581	177,061	142,295
Amortization	14,361	22,104	9,635
Total operating expenses	242,942	199,165	151,930
Operating income	407,421	113,763	155,267
Interest expense, net	40,365	37,461	17,939
Non-operating income	(394)	(974)	(1,581)
Income before income taxes	367,450	77,276	138,909
Provision for income taxes	85,579	15,834	27,111
Net income	$281,871	$61,442	$111,798

Earnings per common share:
Basic	$8.41	$1.85	$3.55
Diluted	$8.28	$1.84	$3.52

Weighted average common shares outstanding:
Basic	33,528	33,236	31,536
Diluted	34,056	33,454	31,721

Net income	$281,871	$61,442	$111,798
Other comprehensive income (loss), net of tax:
Amortization of net actuarial loss (net of tax of $12, $12, and $10)	35	33	32
Interest rate swap activity (net of tax of $0, $22, and $454)	—	(68)	(1,415)
Other comprehensive income (loss)	35	(35)	(1,383)
Comprehensive income	$281,906	$61,407	$110,415
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	August 28, 2021	August 29, 2020
Assets
Current assets
Cash and cash equivalents	$434,563	$292,575
Receivables, less allowance for doubtful accounts ($307 and $353, respectively)	253,808	220,798
Inventories	341,473	182,941
Prepaid expenses and other current assets	29,069	17,296
Total current assets	1,058,913	713,610
Property, plant, and equipment, net	191,427	174,945
Goodwill	348,058	348,058
Other intangible assets, net	390,407	404,768
Investment in life insurance	28,821	27,838
Operating lease assets	28,379	29,463
Other assets	16,562	15,018
Total assets	$2,062,567	$1,713,700

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$180,030	$132,490
Income taxes payable	8,043	8,840
Accrued expenses
Accrued compensation	67,541	36,533
Product warranties	91,222	64,031
Self-insurance	19,296	17,437
Promotional	10,040	12,543
Accrued interest and dividends	10,720	4,832
Other current liabilities	20,384	23,684
Total current liabilities	407,276	300,390
Non-current liabilities
Long-term debt, net	528,559	512,630
Deferred income taxes	13,429	15,608
Unrecognized tax benefits	6,483	6,511
Operating lease liabilities	26,745	27,048
Deferred compensation benefits, net of current portion	9,550	11,130
Other long-term liabilities	13,582	12,917
Total liabilities	1,005,624	886,234
Contingent liabilities and commitments (Note 12)
Shareholders' equity
Preferred stock, par value $0.01: 10,000 shares authorized; Zero shares issued and outstanding	—	—
Common stock, par value $0.50: 120,000 shares authorized; 51,776 shares issued and outstanding	25,888	25,888
Additional paid-in capital	218,490	203,791
Retained earnings	1,172,996	913,610
Accumulated other comprehensive loss	(491)	(526)
Treasury stock, at cost: 18,713 and 18,133 shares, respectively	(359,940)	(315,297)
Total shareholders' equity	1,056,943	827,466
Total liabilities and shareholders' equity	$2,062,567	$1,713,700
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Cash Flows
(in thousands)

For the fiscal year ended	August 28, 2021	August 29, 2020	August 31, 2019
Operating Activities
Net income	$281,871	$61,442	$111,798
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	18,201	15,997	13,682
Amortization	14,361	22,104	9,635
Non-cash interest expense, net	13,928	10,727	—
Amortization of debt issuance costs	2,465	7,379	1,612
Last in, first-out expense	3,131	(5,188)	2,258
Stock-based compensation	15,347	6,475	7,058
Deferred income taxes	(2,190)	(879)	7,984
Deferred compensation expense	1,087	1,070	1,056
Other, net	(4,665)	1,335	257
Change in operating assets and liabilities, net of assets and liabilities acquired
Receivables, net	(33,034)	(25,773)	6,418
Inventories, net	(161,663)	105,994	(8,256)
Prepaid expenses and other assets	(6,560)	(358)	(4,499)
Accounts payable	51,478	37,041	907
Income taxes and unrecognized tax benefits	(3,721)	11,422	(13,810)
Accrued expenses and other liabilities	47,243	21,646	(2,350)
Net cash provided by operating activities	237,279	270,434	133,750

Investing Activities
Purchases of property, plant, and equipment	(44,891)	(32,377)	(40,858)
Acquisition of business, net of cash acquired	—	(260,965)	(702)
Proceeds from the sale of property, plant, and equipment	12,452	—	148
Other, net	(570)	266	2,476
Net cash used in investing activities	(33,009)	(293,076)	(38,936)

Financing Activities
Borrowings on long-term debt	3,627,627	2,786,824	891,892
Repayments on long-term debt	(3,627,627)	(2,446,824)	(930,424)
Purchase of convertible bond hedge	—	(70,800)	—
Proceeds from issuance of warrants	—	42,210	—
Payments of cash dividends	(16,168)	(14,588)	(13,670)
Payments for repurchases of common stock	(47,589)	(1,844)	(8,171)
Payments of debt issuance costs	(224)	(18,030)	—
Other, net	1,699	838	648
Net cash (used in) provided by financing activities	(62,282)	277,786	(59,725)

Net increase in cash and cash equivalents	141,988	255,144	35,089
Cash and cash equivalents at beginning of period	292,575	37,431	2,342
Cash and cash equivalents at end of period	$434,563	$292,575	$37,431

Supplemental Disclosures
Income taxes paid, net	$88,698	$3,667	$37,061
Interest paid	24,119	17,253	14,921

Non-cash investing and financing activities
Issuance of common stock for acquisition of business	$—	$92,572	$—
Capital expenditures in accounts payable	3,760	178	387
Dividends declared not yet paid	6,497	180	59
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(in thousands, except per share data)

	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balance, August 25, 2018	51,776	25,888	86,223	768,816	892	(20,243)	(347,374)	534,445
Stock-based compensation	—	—	6,993	—	—	5	82	7,075
Issuance of stock	—	—	(2,031)	—	—	244	4,207	2,176
Repurchase of common stock	—	—	—	—	—	(268)	(8,171)	(8,171)
Common stock dividends declared; $0.43 per share	—	—	—	(13,728)	—	—	—	(13,728)
Total comprehensive income	—	—	—	—	(1,383)	—	—	(1,383)
Net income	—	—	—	111,798	—	—	—	111,798
Balance, August 31, 2019	51,776	25,888	91,185	866,886	(491)	(20,262)	(351,256)	632,212
Stock-based compensation	—	—	6,446	—	—	—	29	6,475
Issuance of stock	—	—	(1,813)	—	—	174	3,013	1,200
Issuance of stock for acquisition	—	—	57,811	—	—	2,000	34,761	92,572
Repurchase of common stock	—	—	—	—	—	(45)	(1,844)	(1,844)
Common stock dividends declared; $0.45 per share	—	—	—	(14,718)	—	—	—	(14,718)
Total comprehensive income	—	—	—	—	(35)	—	—	(35)
Equity component of convertible senior notes and offering costs, net of tax of $20,840	—	—	61,335	—	—	—	—	61,335
Convertible note hedge purchase, net of tax of $17,417	—	—	(53,383)	—	—	—	—	(53,383)
Issuance of warrants	—	—	42,210	—	—	—	—	42,210
Net income	—	—	—	61,442	—	—	—	61,442
Balance, August 29, 2020	51,776	25,888	203,791	913,610	(526)	(18,133)	(315,297)	827,466
Stock-based compensation	—	—	15,323	—	—	1	24	15,347
Issuance of stock	—	—	(624)	—	—	166	2,922	2,298
Repurchase of common stock	—	—	—	—	—	(747)	(47,589)	(47,589)
Common stock dividends declared; $0.66 per share	—	—	—	(22,485)	—	—	—	(22,485)
Total comprehensive income	—	—	—	—	35	—	—	35
Net income	—	—	—	281,871	—	—	—	281,871
Balance, August 28, 2021	51,776	$25,888	$218,490	$1,172,996	$(491)	(18,713)	$(359,940)	$1,056,943
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Notes to Consolidated Financial Statements
(All amounts are in thousands, except share and per share data, unless otherwise designated)

Note 1.    Basis of Presentation

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

Consolidation
The consolidated financial statements include the accounts of Winnebago Industries, Inc. and its wholly owned subsidiaries. Significant intercompany account balances and transactions have been eliminated. The use of the terms "Winnebago Industries," "Winnebago," "the Company," "we," "our," and "us" in this Annual Report on Form 10-K, unless the context otherwise requires, refer to Winnebago Industries, Inc. and its wholly-owned subsidiaries.

Fiscal Period
We have a 5-4-4 quarterly accounting cycle with the fiscal year ending on the last Saturday in August. Fiscal 2021 is a 52-week year, Fiscal 2020 was a 52-week year, and 2019 was a 53-week year. The extra (53rd) week in Fiscal 2019 was recognized in our fourth quarter.

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

We record an allowance using a model to reduce receivables by the expected credit loss and consider factors such as financial condition of the dealer, specific collection issues and current economic conditions. If there is a deterioration of a dealer's financial condition, if we become aware of additional information related to credit worthiness or if future actual default rates on receivables differ from those currently anticipated, we may adjust the allowance for doubtful accounts, which would affect earnings in the period the adjustments are made.

Inventories
Generally, inventories are stated at the lower of cost or net realizable value determined under the First-in, First-out basis ("FIFO"), except for the Company's Winnebago Motorhome operating segment which is determined using the Last-in, First-out ("LIFO") basis. Manufacturing cost includes materials, labor, and overhead. Unallocated overhead and abnormal costs are expensed as incurred.

Property and Equipment
Depreciation of property and equipment is computed using the straight-line method on the cost of the assets, less allowance for salvage value where appropriate, at rates based upon their estimated service lives as follows:

Asset Class	Asset Life
Buildings	20-40 years
Machinery and equipment	3-10 years
Software	5-10 years
Transportation equipment	3-6 years

Goodwill and Indefinite-Lived Intangible Assets
Goodwill
Goodwill is tested for impairment at least annually, during the fourth quarter and whenever events occur or circumstances change that would indicate the carrying value may not be recoverable. Impairment testing for goodwill is performed at a reporting unit level and all goodwill is assigned to a reporting unit. Our reporting units are the same as the operating segments as defined in Note 3.

We have the option to first assess qualitative factors to determine whether the fair value of a reporting unit is “more likely than not” less than its carrying value. If it is more likely than not that an impairment has occurred, we then perform the quantitative goodwill impairment test. If we perform the quantitative test, the carrying value of the reporting unit is compared to an estimate of the reporting unit’s fair value to identify impairment. The estimate of the reporting unit’s fair value is determined by an income approach weighting a discounted cash flow model and a market approach using current industry information that involve significant unobservable inputs (Level 3 inputs). In determining the estimated future cash flow, we consider and apply certain estimates and judgments, including current and projected future levels of income based on management plans, business trends, prospects, market and economic conditions, and market-participant considerations. If the quantitative assessment of goodwill impairment fails, an impairment loss equal to the amount that a reporting unit's carrying value exceeds its fair value will be recognized.

During the fourth quarter of Fiscal 2021, we completed the annual impairment analysis. We elected to rely on a qualitative assessment for the Grand Design reporting unit and performed a quantitative analysis for the Chris-Craft and Newmar reporting units resulting in the fair value exceeding the carrying value. No impairment was indicated for the years ended August 28, 2021. August 29, 2020, or August 31, 2019.

Trade names
We have indefinite-lived intangible assets for trade names related to Newmar within the Motorhome segment, Grand Design within the Towable segment, and Chris-Craft within the Corporate / All Other category. Annually in the fourth quarter, or if conditions indicate an interim review is necessary, we assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. We utilized the relief from the royalty method, which required significant judgment, if a quantitative analysis is required to determine the fair value of the trade name. Actual results may differ from assumed and estimated amounts utilized in the analysis. If we conclude an impairment exists, the asset's carrying value will be written down to its fair value.

During the fourth quarter of Fiscal 2021, we completed the annual impairment analysis. No impairment was indicated for the years ended August 28, 2021. August 29, 2020, or August 31, 2019.

Long-Lived Assets
Long-lived assets, which include property, plant and equipment, definite-lived intangible assets subject to amortization, primarily the dealer network, and right-of-use assets are assessed for impairment whenever events or changes in circumstances such as asset utilization, physical change, legal factors or other matters indicate the carrying value of those assets may not be recoverable from future undiscounted cash flows. The impairment test involves comparing the carrying amount of the asset to the forecasted undiscounted future cash flows generated by that asset. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. In the event the carrying amount of the asset exceeds the undiscounted future cash flows generated by that asset and the carrying amount is not considered recoverable, an impairment exists. An impairment loss is measured as the excess of the asset’s carrying amount over its fair value and is recognized in the statement of income in the period that the impairment occurs. The reasonableness of the useful lives of the asset and other long-lived assets is regularly evaluated.

No impairment loss of any long-lived asset was identified for the years ended August 28, 2021, August 29, 2020, or August 31, 2019.

Self-Insurance
Generally, we self-insure a portion of product liability claims, workers' compensation, and health insurance. Under these plans, liabilities are recognized for claims incurred, including those incurred but not reported. We use third party administrators and actuaries who use historical claims experience and various state statutes to assist in the determination of the accrued liability balance. We have a $50.0 million insurance policy that includes a self-insured retention for product liability of $1.0 million per occurrence and $2.0 million in aggregate per policy year. Our self-insured health insurance policy includes an individual retention of $0.3 million per occurrence and an aggregate retention of 125% of expected annual claims. We maintain excess liability insurance with outside insurance carriers to minimize the risks related to catastrophic claims in excess of self-insured positions for product liability, health insurance, and personal injury matters. Any material change in the aforementioned factors could have an adverse impact on operating results. Balances are included within self-insurance (accrued expenses) on our Consolidated Balance Sheets.

Income Taxes
In preparing these financial statements, we are required to estimate the income taxes in each of the jurisdictions in which we operate. This process involves estimating the current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included on the Consolidated Balance Sheets. We then assess the likelihood that the deferred tax assets will be realized based on future taxable income and, to the extent that recovery is not likely, a valuation allowance is established. To the extent we establish a valuation allowance or change this allowance in a period, an expense or a benefit is included within the tax provision on the Consolidated Statements of Income and Comprehensive Income.

Legal
Litigation expense, including estimated defense costs, is recorded when probable and reasonably estimable.

Revenue Recognition
Our primary source of revenue is generated through the sale of non-motorized towable units, motorized units, and marine units to our independent dealer network (customers). Unit revenue is recognized at a point-in-time when the performance obligation is satisfied and control of the promised goods or services is transferred to the customer, which generally occurs when the unit is shipped to or picked-up from the manufacturing facilities by the customer. Control refers to the ability of the customer to direct the use of, and obtain substantially all of, the remaining benefits from the goods or services. We recognize revenue based on an amount that reflects the transaction price consideration that we expect to receive in exchange for those goods or services. Our transaction price consideration is fixed, unless otherwise disclosed as variable consideration. The amount of consideration received and recorded to revenue can vary with changes in marketing incentives and discounts offered to customers. These marketing incentives and discounts are considered variable consideration. We adjust the estimate of revenue at the earlier of when the most likely amount of consideration expected to be received changes or when the consideration becomes fixed. Our payment terms are typically before or on delivery, and do not include a significant financing component.

Net revenue includes shipping and handling charges billed directly to customers, and we also generate income through the sale of certain parts and services, acting as the principal in these arrangements. We have made an accounting policy election to account for any shipping and handling costs that occur after the transfer of control as a fulfillment cost that is accrued when control is transferred. We also have made an accounting policy election to exclude from revenue sales and usage-based taxes collected.
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

Refer to Note 13 for additional information.

Advertising
Advertising costs, which consist primarily of literature and trade shows, were $11,634, $12,540, and $8,284 in Fiscal 2021, 2020, and 2019, respectively. Advertising costs are included in selling, general, and administrative expenses and are expensed as incurred on the Consolidated Statements of Income and Comprehensive Income.

CARES Act
The Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law on March 27, 2020 to help alleviate the impact of the COVID-19 pandemic in the U.S. We are taking advantage of the employer payroll tax deferral offered by the CARES Act, which allows us to defer the payment of employer payroll taxes for the period from March 27, 2020 to December 31, 2020. The deferred employer payroll tax liability was $16,223 and $7,828 as of August 28, 2021 and August 29, 2020, respectively, and will be payable in equal installments in December 2021 and December 2022. We also took advantage of a tax credit granted to companies under the CARES Act who continued to pay their employees when operations were fully or partially suspended. The refundable tax credit available through the end of our third quarter of Fiscal 2020, and the balance as of August 29, 2020, reflected in cost of goods sold on the Consolidated Statements of Income and Comprehensive Income was approximately $3,999. The entire amount is expected to be received by the end of calendar year 2021. As of August 28, 2021, $3,202 remains outstanding within other current assets on the Consolidated Balance Sheets.

Subsequent Events
We have evaluated events occurring between the end of the most recent fiscal year and the date the financial statements were issued. There were no material subsequent events except as disclosed in Note 14 and below:

On August 31, 2021, we completed our acquisition of all the equity interests of Barletta, a manufacturer of high-quality, premium pontoon boats. We acquired Barletta for a fixed purchase price of $255.0 million, subject to working capital and other adjustments, and contingent consideration subject to earnout provisions. The purchase price included an upfront payment at closing of $255.0 million funded with $230.0 million of cash on hand and $25.0 million in common stock issued to the sellers. The contingent consideration includes both a potential stock payout as well as potential cash payment based on achievement of certain financial performance metrics over the next few years. The maximum payout under the earnout is $50.0 million in cash and $15.0 million in common stock if all metrics are achieved. The final amount of shares to be issued for both the fixed purchase price and contingent consideration is subject to a weighted average share price calculation.

The acquisition of Barletta will result in a newly created Marine reportable segment beginning in the first quarter of our Fiscal 2022 that will include Barletta and the existing Chris-Craft operating segment.

On October 13, 2021, our Board of Directors authorized a new share repurchase program in the amount of $200.0 million with no time restriction on the authorization, which took effect immediately and replaced the prior program.

Recently Adopted Accounting Pronouncements
Accounting Standards Codification ("ASC") Topic 326, Financial Instruments—Credit Losses, was adopted in the first quarter of Fiscal 2021. The new standard changes the accounting for credit losses on instruments measured at amortized costs, such as accounts receivables and deposits by adding an impairment model that is based on expected losses rather than incurred losses. An entity will recognize as an allowance its estimate of expected credit losses, which is believed to result in more timely recognition of such losses as the standard eliminates the probable initial recognition threshold. We adopted the new standard using the modified retrospective approach, which involves recognizing the cumulative effect of initial adoption of Topic 326 as an adjustment to our opening retained earnings as of August 30, 2020. As a result, we did not adjust comparative period financial information for periods before the effective date. No incremental allowance for credit losses has been recognized in Fiscal 2021 as a result of the adoption. The adoption of this standard did not have a material impact on our financial condition, results of operations or disclosures.

Recently Issued Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) which reduces the number of models used to account for convertible instruments, amends diluted earnings per share ("EPS") calculations for convertible instruments, and amends the requirements for a contract (or embedded derivative) that is potentially settled in an entity's own shares to be classified in equity. Certain disclosure requirements were also added to increase transparency and decision-usefulness regarding a convertible instrument's terms and features. Additionally, the if-converted method for including convertible instruments must be used in diluted EPS as opposed to the treasury stock method. The new guidance is effective for annual reporting periods beginning after December 15, 2021, which is our Fiscal 2023. Early adoption is permitted using either a modified retrospective or full retrospective approach. We expect to adopt the new guidance in the first quarter of Fiscal 2023 and have not yet evaluated the impact the adoption of this guidance will have on our financial condition, results of operations or disclosures; however, the new guidance is expected to change the Company's diluted EPS reporting.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting, which provides practical expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by this guidance apply only to contracts, hedging relationships, and other transactions that reference the London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. This guidance is not applicable to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The guidance can be applied immediately through December 31, 2022. We will adopt this standard when LIBOR is discontinued and do not expect a material impact to our financial condition, results of operations or disclosures based on the current debt portfolio and capital structure.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which eliminates certain exceptions to Topic 740's general principles, improves consistent application and simplifies its application. The standard is effective for annual reporting periods beginning after December 15, 2020, which is our Fiscal 2022, including interim periods within those annual reporting periods. We expect to adopt the new guidance in the first quarter of Fiscal 2022. We have evaluated the standard and there will not be a material impact to our financial condition, results of operations or disclosures.

Note 2. Business Combinations

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

The following table summarizes the total consideration paid for Newmar, which was subject to purchase price adjustments as stipulated in the Purchase Agreement:

(in thousands, except for share data)	November 8, 2019
Cash	$264,434
Winnebago Industries shares: 2,000,000 at $46.29	92,572
Total	$357,006

The cash portion of the purchase price of the acquisition and certain transaction expenses were funded through the private placement of convertible senior notes (as further described in Note 9) and cash on hand. The stock consideration was discounted by 7.0% due to lack of marketability because of the one-year lock-up restrictions.

The total purchase price was allocated to the net tangible and intangible assets of Newmar acquired, based on their fair values at the date of the acquisition. We believe that the information provides a reasonable basis for estimating the fair values. During the third quarter of Fiscal 2020, we finalized the valuation and completed the purchase price allocation, which included purchase price adjustments of $3,316.

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

The fair value of the trade name and dealer network were estimated using an income approach. Under the income approach, an intangible asset's fair value is equal to the present value of the future economic benefits to be derived from ownership of the asset,using the relief from royalty method. The relief from royalty method is based on the hypothetical royalty stream that would be received if we were to license the trade name and was based on expected revenues. The fair value of the dealer network was estimated using the cost to recreate/cost saving method. This method uses the replacement of the asset as an indicator of the fair value of the asset. The useful lives of the intangibles were determined considering the expected cash flows used to measure the fair value of the intangible assets adjusted for the entity-specific factors including legal, regulatory, contractual, competitive, economic or other factors that may limit the useful life of intangible assets. On the acquisition date, amortizable intangible assets had a weighted-average useful life of approximately 10.5 years.

The results of Newmar's operations have been included in our Consolidated Financial Statements from the close of the acquisition within the Motorhome segment. The following table provides net revenues and operating income from the Newmar operating segment included in our consolidated results following the November 8, 2019 closing date:

2020
Net revenues	$388,383
Net income (loss)	(3,642)

The following unaudited pro forma information represents our results of operations as if the Fiscal 2020 acquisition of Newmar had occurred at the beginning of Fiscal 2019:

	2020	2019
Net revenues	$2,508,792	$2,645,914
Net income	72,609	101,692
Earnings per share - basic	$2.16	$3.03
Earnings per share - diluted	$2.11	$3.02

The unaudited pro forma data above includes the following significant non-recurring adjustments made to account for certain costs which would have changed if the acquisition of Newmar had occurred at the beginning of Fiscal 2019:

	2020	2019
Amortization of intangibles (1 year or less useful life)(1)	$13,610	$(13,610)
Increase in amortization of intangible assets(2)	(1,061)	(5,578)
Expenses related to business combination (transaction costs)(3)	9,761	(9,950)
Interest to reflect new debt structure(4)	(4,356)	(19,155)
Taxes related to the adjustments to the pro forma data and to the net income of Newmar(5)	(2,968)	2,686
(1) Includes amortization adjustments for the backlog intangible asset and the fair-value inventory adjustment.
(2)    Includes amortization adjustments for the dealer network and non-compete intangible assets.
(3)    Pro forma transaction costs include $652 incurred prior to the acquisition.
(4)    Includes adjustments for cash and non-cash interest expense as well as deferred financing costs. Refer to Note 9 for additional information on our new debt structure as a result of the acquisition.
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

Total transaction costs related to the Newmar acquisition were $10,413, of which $9,761 were expensed during Fiscal 2020 and $652 were expensed during the fourth quarter of Fiscal 2019. There were no transaction costs related to the acquisition of Newmar that were incurred during Fiscal 2021. Transaction costs are included in Selling, general, and administrative expenses in the accompanying Consolidated Statements of Income and Comprehensive Income.

Note 3.    Business Segments

We have identified six operating segments: 1) Grand Design towables, 2) Winnebago towables, 3) Winnebago motorhomes, 4) Newmar motorhomes, 5) Chris-Craft marine and 6) Winnebago specialty vehicles. Financial performance is evaluated based on each operating segment's Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined below, which excludes certain corporate administration expenses and non-operating income and expense.

Our two reportable segments are: Towable (an aggregation of the Grand Design towables and the Winnebago towables operating segments) and Motorhome (an aggregation of the Winnebago motorhomes and Newmar motorhomes operating segments). Towable is comprised of non-motorized products that are generally towed by another vehicle, along with other related manufactured products and services. Motorhome is comprised of products that include a motorized chassis, along with other related manufactured products and services.

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

The Company's Chief Executive Officer (the Chief Operating Decision Maker ("CODM")) regularly reviews consolidated financial results in their entirety and operating segment financial information through Adjusted EBITDA and has ultimate responsibility for enterprise decisions. Our CODM is responsible for allocating resources and assessing performance of the consolidated enterprise, reportable segments and operating segments. Management of each operating segment has responsibility for operating decisions, allocating resources and assessing performance within their respective operating segment. The accounting policies of both reportable segments are the same as those described in Note 1.

We monitor and evaluate operating performance of our reportable segments based on Adjusted EBITDA. We believe disclosing Adjusted EBITDA is useful to securities analysts, investors and other interested parties when evaluating companies in our industries. EBITDA is defined as net income before interest expense, provision for income taxes, and depreciation and amortization expense. Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation and amortization expense, and other pretax adjustments made in order to present comparable results period over period. Examples of items excluded from Adjusted EBITDA include acquisition-related fair-value inventory step-up, acquisition-related costs, restructuring expenses, gain or loss on sale of property, plant and equipment, and non-operating income.

Financial information by reportable segment is as follows:

	2021	2020	2019
Net Revenues
Towable	$2,009,959	$1,227,567	$1,197,327
Motorhome	1,539,084	1,056,794	706,927
Corporate / All Other	80,804	71,172	81,420
Consolidated	$3,629,847	$2,355,533	$1,985,674

Adjusted EBITDA
Towable	$289,007	$148,276	$163,677
Motorhome	169,205	32,949	27,455
Corporate / All Other	(22,145)	(13,150)	(11,480)
Consolidated	$436,067	$168,075	$179,652

Capital Expenditures
Towable	$25,121	$13,389	$27,679
Motorhome	17,604	15,061	9,969
Corporate / All Other	2,166	3,927	3,210
Consolidated	$44,891	$32,377	$40,858

	August 28, 2021	August 29, 2020
Total Assets
Towable	$790,257	$718,253
Motorhome	728,060	600,304
Corporate / All Other	544,250	395,143
Consolidated	$2,062,567	$1,713,700

Reconciliation of net income to consolidated Adjusted EBITDA is as follows:

	2021	2020	2019
Net income	$281,871	$61,442	$111,798
Interest expense	40,365	37,461	17,939
Provision for income taxes	85,579	15,834	27,111
Depreciation	18,201	15,997	13,682
Amortization	14,361	22,104	9,635
EBITDA	440,377	152,838	180,165
Acquisition-related fair-value inventory step-up	—	4,810	—
Acquisition-related costs	725	9,761	—
Restructuring(1)	112	1,640	1,068
Gain on sale of property, plant and equipment	(4,753)	—	—
Non-operating income	(394)	(974)	(1,581)
Adjusted EBITDA	$436,067	$168,075	$179,652
(1)    Balance excludes depreciation expense classified as restructuring as the balance is already included in the EBITDA calculation.

Net revenues by geography are as follows:

	2021	2020	2019
United States	$3,410,588	$2,225,028	$1,836,472
International	219,259	130,505	149,202
Net revenues	$3,629,847	$2,355,533	$1,985,674

Note 4.    Derivatives, Investments, and Fair Value Measurements

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
In determining the fair value of financial assets and liabilities, we utilize market data or other assumptions that we believe market participants would use in pricing the asset or liability in the principal or most advantageous market and adjusts for non-performance and/or other risks associated with the Company as well as counterparties, as appropriate. Assets and liabilities measured at fair value are classified using the following hierarchy, which is based upon the transparency of inputs to the valuation as of the measurement date:

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

	Fair Value at	Fair Value Hierarchy
	August 28, 2021	Level 1	Level 2	Level 3
Assets that fund deferred compensation:
Domestic equity funds	$940	$940	$—	$—
International equity funds	41	41	—	—
Fixed income funds	46	46	—	—
Total assets at fair value	$1,027	$1,027	$—	$—

	Fair Value at	Fair Value Hierarchy
	August 29, 2020	Level 1	Level 2	Level 3
Assets that fund deferred compensation:
Domestic equity funds	$626	$626	$—	$—
International equity funds	34	34	—	—
Fixed income funds	50	50	—	—
Total assets at fair value	$710	$710	$—	$—

Assets that Fund Deferred Compensation

Our assets that fund deferred compensation are marketable equity securities measured at fair value using quoted market prices and primarily consist of equity-based mutual funds. These securities, used to fund the Executive Share Option Plan and the Executive Deferred Compensation Plan, are classified as Level 1 as they are traded in an active market for which closing stock prices are readily available. Refer to Note 11 for additional information regarding these plans.

The proportion of the assets that will fund options which expire within a year are included in prepaid expenses and other assets on the Consolidated Balance Sheets. The remaining assets are classified as non-current and are included in other long-term assets on the Consolidated Balance Sheets.

Interest Rate Swap Contract
On March 6, 2020, we entered into an interest rate swap agreement for an incremental notional amount of $25.0 million to exchange floating for fixed rate interest payments for our LIBOR-based borrowings. The interest rate swap had a fair value of zero at inception, was effective March 10, 2020 and had been designated as a cash flow hedge. The interest rate swap agreement, with a maturity date of March 4, 2025, converted our interest rate payments on $25.0 million of variable-rate, 1-month LIBOR-based debt to a fixed interest rate of 1.265%. In the fourth quarter of Fiscal 2020, we exited the swap contract prior to its expiration on March 4, 2025.

On March 2, 2020, we entered into an interest rate swap agreement for an incremental notional amount of $25.0 million to exchange floating for fixed rate interest payments for our LIBOR-based borrowings. The interest rate swap had a fair value of zero at inception, was effective March 4, 2020 and had been designated as a cash flow hedge. The interest rate swap agreement, with a maturity date of March 4, 2025, converted our interest rate payments on $25.0 million of variable-rate, 1-month LIBOR-based debt to a fixed interest rate of 1.364%. In the fourth quarter of Fiscal 2020, we exited the swap contract prior to its expiration on March 4, 2025.

On January 23, 2017, we entered into an interest rate swap contract, which effectively fixed the interest rate on the $300.0 million loan agreement ("Term Loan") for a notional amount that reduced each December during the swap contract. In July 2020, the remaining payments of the Term Loan were paid in full using the proceeds from our Senior Secured Notes offering. In the first quarter of Fiscal 2020, we exited the swap contract prior to its expiration on December 8, 2020.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain financial instruments are measured at fair value on a nonrecurring basis. These assets primarily include goodwill, intangible assets, property, plant and equipment, and right-of-use lease assets. These assets were originally recognized at amounts equal to the fair value determined at date of acquisition or purchase. If certain triggering events occur, or if an annual impairment test is required, we will evaluate the non-financial asset for impairment. If an impairment has occurred, the asset will be written down to its current estimated fair value. No impairments were recorded for non-financial assets in Fiscal 2021, 2020, and 2019.

Assets and Liabilities Not Measured at Fair Value
Certain financial instruments are not measured at fair value but are recorded at carrying amounts approximating fair value based on their short-term nature. These financial instruments include cash and cash equivalents, receivables, accounts payable, other payables, and long-term debt. If these instruments were measured at fair value in the financial statements, they would be classified as Level 1 in the fair value hierarchy. See Note 9 for information about the fair value of our long-term debt.

Note 5. Inventories

Inventories consist of the following:

	August 28, 2021	August 29, 2020
Finished goods	$12,243	$17,141
Work-in-process ("WIP")	184,611	86,651
Raw materials	183,583	114,982
Total	380,437	218,774
Less: Excess of FIFO over LIFO cost	38,964	35,833
Inventories, net	$341,473	$182,941

Inventory valuation methods consist of the following:

	August 28, 2021	August 29, 2020
LIFO basis	$139,544	$88,675
First-in, first-out basis	240,893	130,099
Total	$380,437	$218,774

The above value of inventories, before reduction for the LIFO reserve, approximates replacement cost at the respective dates.

In Fiscal 2020, a reduction of inventory quantities resulted in a liquidation of LIFO inventory layers (a "LIFO decrement"). A LIFO decrement results in the erosion of layers created in earlier years, and, therefore, a LIFO layer is not created for years that have decrements. We had a decrement of our LIFO inventory layers of $5,188 in Fiscal 2020. We did not have a decrement of our LIFO inventory layers in Fiscal 2021.

Note 6.    Property, Plant, and Equipment

Property, plant, and equipment is stated at cost, net of accumulated depreciation and consists of the following:

	August 28, 2021	August 29, 2020
Land	$9,111	$11,101
Buildings and building improvements	147,629	144,565
Machinery and equipment	121,911	117,370
Software	36,815	28,456
Transportation	5,335	4,913
Construction in progress	31,137	20,778
Property, plant, and equipment, gross	351,938	327,183
Less: Accumulated depreciation	160,511	152,238
Property, plant, and equipment, net	$191,427	$174,945

Depreciation expense charged to operations was $18,201, $15,997, and $13,682 for Fiscal 2021, 2020, and 2019, respectively.

Note 7.    Goodwill and Intangible Assets

The changes in carrying value of goodwill by reportable segment, with no accumulated impairment losses, for Fiscal 2021, 2020, and 2019 are as follows:

	Towable	Motorhome	Corporate / All Other	Total
Balance, August 25, 2018	$244,684	$—	$29,686	$274,370
Chris-Craft purchase price adjustment	—	—	561	561
Balance, August 31, 2019	$244,684	$—	$30,247	$274,931
Acquisition of Newmar(1)	—	73,127	—	73,127
Balance, August 29, 2020 and August 28, 2021	$244,684	$73,127	$30,247	$348,058
(1)    Refer to Note 2 for additional information on the acquisition of Newmar.

The valuation used to test goodwill for impairment is dependent upon a number of significant estimates and assumptions, including macroeconomic conditions, growth rates, competitive activities, cost containment, margin expansion and our business plans. We believe these estimates and assumptions are reasonable. However, future changes in the judgments, assumptions and estimates that are used in our goodwill impairment analysis, including discount and tax rates or future cash flow projections, could result in significantly different estimates of the fair values.

We have no accumulated impairment losses as of August 28, 2021. While the Chris-Craft reporting unit's fair value exceeded its respective carrying value, the fair value cushion was not substantial and could be impacted if projected operating results are not met or other significant assumptions referenced above change.

Other intangible assets, net of accumulated amortization, consist of the following

	August 28, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$275,250		275,250
Dealer networks	159,581	$45,652	$113,929
Backlog	28,327	28,327	—
Non-compete agreements	6,647	5,419	1,228
Other intangible assets	469,805	79,398	390,407

	August 29, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$275,250		$275,250
Dealer networks	159,581	$32,487	127,094
Backlog	28,327	28,327	—
Non-compete agreements	6,647	4,223	2,424
Other intangible assets	469,805	65,037	404,768

The weighted average remaining amortization period for finite-lived intangible assets as of August 28, 2021 was approximately nine years.

Estimated future amortization expense related to finite-lived intangible assets is as follows:

Amortization
Fiscal 2022	$13,719
Fiscal 2023	13,526
Fiscal 2024	13,424
Fiscal 2025	13,219
Fiscal 2026	13,165
Thereafter	48,104
Total amortization expense remaining	$115,157

Note 8. Product Warranties

We provide certain service and warranty on our products. From time to time, we also voluntarily incur costs for certain warranty-type expenses occurring after the normal warranty period expires to help protect the reputation of our products and maintain the goodwill of our customers. Estimated costs related to product warranty are accrued at the time of sale and are based upon historical warranty and service claims experience. Adjustments are made to accruals as claim data and cost experience becomes available.

In addition to the costs associated with the contractual warranty coverage provided on products, we also occasionally incur costs as a result of additional service actions not covered by warranties, including product recalls and customer satisfaction actions. Although we estimate and reserve for the cost of these service actions when probable and estimable, there can be no assurance that expense levels will remain at current levels or such reserves will continue to be adequate.

Changes in the product warranty liability are as follows:

	2021	2020	2019
Balance at beginning of year	$64,031	$44,436	$40,498
Business acquisitions(1)	—	15,147	—
Provision	89,951	61,898	45,902
Claims paid	(62,760)	(57,450)	(41,964)
Balance at end of year	$91,222	$64,031	$44,436
(1)    Refer to Note 2 for additional information on the acquisition of Newmar.

Note 9. Long-Term Debt

On July 8, 2020, we closed our private offering (the “Senior Secured Notes Offering”) of $300.0 million aggregate principal amount of 6.25% Senior Secured Notes due 2028 (the “Senior Secured Notes”). The Senior Secured Notes were issued in accordance with an Indenture dated as of July 8, 2020 (the “Indenture”). The Senior Secured Notes will mature on July 15, 2028 unless earlier redeemed or repurchased. Interest on the Senior Secured Notes accrues starting July 8, 2020 and is payable semi-annually in arrears on January 15 and July 15 of each year, which began on January 15, 2021. The Senior Secured Notes and the related guarantees are secured by (i) a first-priority lien on substantially all of our existing and future assets (other than certain collateral under our ABL facility) and (ii) a second-priority lien on our present and future receivables, inventory and other related assets and proceeds that secure the ABL facility on a first-priority basis.

The Indenture limits certain of our abilities (subject to certain exceptions and qualifications) to incur additional debt and provide additional guarantees; make restricted payments; create or permit certain liens; make certain asset sales; use the proceeds from the sale of assets and subsidiary stock; create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other inter-company distributions; engage in certain transactions with affiliates; designate subsidiaries as unrestricted subsidiaries; and consolidate, merge or transfer all or substantially all of our assets and the assets of our restricted subsidiaries.

Debt issuance costs incurred and capitalized are amortized on a straight-line basis over the term of the associated debt agreement. If early principal payments are made on the Senior Secured Notes, a proportional amount of the unamortized debt issuance costs is expensed. As part of the Senior Secured Notes Offering, we capitalized $7,493 in debt issuance costs that will be amortized over the eight-year term of the agreement.

On November 8, 2016, we entered into an asset-based revolving credit agreement ("ABL Credit Facility") and a loan agreement ("Term Loan") with JPMorgan Chase Bank, N.A. ("JPMorgan Chase"), as administrative agent and certain lenders from time to time party thereto. The remaining principal balance of the Term Loan as of July 8, 2020 was $249,750, which was repaid with the proceeds from the Senior Secured Notes, and debt issuance costs of $4,650 were written off upon repayment. In addition, the interest rate swaps with a liability position of $600 used to hedge the Term Loan interest rates were settled early in July 2020 in conjunction with the Term Loan repayment.

Under the ABL, we have a $192.5 million credit facility that matures on October 22, 2024 (subject to certain factors which may accelerate the maturity date) on a revolving basis, subject to availability under a borrowing base consisting of eligible accounts receivable and eligible inventory. The ABL is available for issuance of letters of credit to a specified limit of $19.3 million. We pay a commitment fee of 0.25% on the average daily amount of the facility available, but unused. We can elect to base the interest rate on various rates plus specific spreads depending on the borrowing amount outstanding. If drawn, we would pay interest on ABL borrowings at a floating rate based upon LIBOR plus a spread of between 1.25% and 1.75%, depending on the usage of the facility during the most recent quarter. Based on current usage, we would pay LIBOR plus 1.25%.

Convertible Notes
On November 1, 2019, we issued $300.0 million in aggregate principal amount of 1.5% unsecured Convertible Senior Notes due 2025 (“Convertible Notes”). The net proceeds from the issuance of the Convertible Notes, after deducting the initial purchasers' transaction fees and offering expense payable by us, were approximately $290,223. The Convertible Notes bear interest at the annual rate of 1.5%, payable on April 1 and October 1 of each year, beginning on April 1, 2020, and will mature on April 1, 2025, unless earlier converted or repurchased by us.

The Convertible Notes will be convertible into cash, shares of our common stock or a combination thereof, at our election, at an initial conversion rate of 15.6906 shares of common stock per $1 thousand principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $63.73 per share, as adjusted pursuant to the terms of the indenture governing the Convertible Notes. The Convertible Notes may be converted at any time on or after October 1, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date.

The conversion rate of the Convertible Notes may be adjusted in certain circumstances, including in connection with a conversion of the Convertible Notes made following certain fundamental changes and under other circumstances set forth in the indenture. It is our current intent to settle all conversions of the Convertible Notes through settlement of cash. Our ability to cash settle may be limited depending on our stock price at the time of conversion.

Prior to the close of business on the business day immediately preceding October 1, 2024, the Convertible Notes will be convertible only under the following circumstances:

1.during any calendar quarter commencing after December 31, 2019 if the closing sale price of the common stock is more than 130% of the applicable conversion price on each applicable trading day for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
2.during the five consecutive business day period after any five consecutive trading day period (the "measurement period") in which the trading price per $1 thousand principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate for the Convertible Notes on each such trading day; or
3.upon the occurrence of certain specified corporate events set forth in the Convertible Notes Indenture.

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

On October 29, 2019 and October 30, 2019, we also entered into privately negotiated warrant transactions (collectively, the “Warrant Transactions” and, together with the Hedge Transactions, the “Call Spread Transactions”), whereby we sold warrants at a higher strike price relating to the same number of shares of our common stock that initially underlie the Convertible Notes, subject to customary anti-dilution adjustments. The initial strike price of the warrants is $96.20 per share (subject to adjustment under the terms of the Warrant Transactions), which is 100% above the last reported sale price of our common stock on October 29, 2019. The Warrant Transactions could have a dilutive effect to our shareholders to the extent that the market price per share of our common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants.

We used $28,590 of the net proceeds from the issuance of the Convertible Notes to pay the cost of the Call Spread Transactions.

The Hedge Transactions and the Warrant Transactions are separate transactions, in each case, and are not part of the terms of the Convertible Notes and will not affect any holder’s rights under the Convertible Notes. Holders of the Convertible Notes will not have any rights with respect to the Call Spread Transactions.

Accounting Treatment of the Convertible Notes and Related Hedge Transactions and Warrant Transactions
The Call Spread Transactions were classified as equity. We bifurcated the proceeds from the offering of the Convertible Notes between liability and equity components. On the date of issuance, the liability and equity components were calculated to be approximately $214,979 and $85,021, respectively. The initial $214,979 liability component was determined based on the fair value of similar debt instruments excluding the conversion feature assuming a hypothetical interest rate of 8.0%. The initial $85,021 ($64,106 net of tax) equity component represents the difference between the fair value of the initial $214,979 in debt and the $300.0 million of gross proceeds. The related initial debt discount of $85,021 is being amortized over the life of the Convertible Notes as non-cash interest expense using the effective interest method.

In connection with the above-noted transactions, we incurred approximately $9,777 of offering-related costs. These offering fees were allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt and equity issuance costs, respectively. We allocated $7,006 of debt issuance costs to the liability component, which were capitalized as deferred financing costs within long-term debt, net on the Consolidated Balance Sheets. These costs are being amortized as interest expense over the term of the debt using the effective interest method. The remaining $2,771 of transaction costs allocated to the equity component were recorded as a reduction of the equity component.

Long-term debt consists of the following:

	August 28, 2021	August 29, 2020
ABL Credit Facility	$—	$—
Senior Secured Notes	300,000	300,000
Convertible Notes	300,000	300,000
Long-term debt, gross	600,000	600,000
Convertible Notes unamortized interest discount	(60,366)	(74,294)
Debt issuance cost, net	(11,075)	(13,076)
Long-term debt, net	528,559	512,630

As of August 28, 2021 and August 29, 2020, the fair value of long-term debt, gross, was $726,606 and $674,709, respectively. We are in compliance with all of our debt covenants as of August 28, 2021.

Aggregate contractual maturities of debt in future fiscal years are as follows:

Amount
Fiscal 2022	$—
Fiscal 2023	—
Fiscal 2024	—
Fiscal 2025	300,000
Fiscal 2026	—
Thereafter	300,000
Total Long-term debt, gross	$600,000

Note 10. Leases

Our leases primarily include operating leases for equipment and real estate, including office space and manufacturing space. Financing leases are primarily for real estate. For any lease with an initial term in excess of 12 months, the related lease assets and liabilities are recognized on the Consolidated Balance Sheets as either operating or finance leases at the inception of an agreement when it is determined that a lease exists. We have lease agreements that contain both lease and non-lease components, and have elected to combine lease and non-lease components for all classes of assets. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. We recognize lease expense for these leases on a straight-line basis over the lease term. When the terms of multiple lease agreements are materially consistent, we have elected the portfolio approach for our asset and liability calculations.

Lease assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. These assets and liabilities are recognized based on the present value of future payments over the lease term at commencement date. We generally use a collateralized incremental borrowing rate based on the information available at commencement date, including lease term, in determining the present value of future payments. The assumed lease terms generally do not include options to extend or terminate the lease unless it is reasonably certain that the option will be exercised.

Some of our real estate operating leases require payment of real estate taxes, common area maintenance, and insurance. In addition, some of the leases are subject to annual changes in the consumer price index. These components comprise the majority of our variable lease cost and are excluded from the present value of the lease obligations. Fixed payments may contain predetermined fixed rent escalations. For operating leases, we recognize the related rent expense on a straight-line basis from the commencement date to the end of the lease term.

The supplemental balance sheet information related to our leases is as follows:

	Classification	August 28, 2021	August 29, 2020
Assets
Operating leases	Operating lease assets	$28,379	$29,463
Finance leases	Other long-term assets	4,971	4,398
Total lease assets		$33,350	$33,861

Liabilities
Current: Operating leases	Accrued expenses: Other	$2,596	$2,660
Current: Finance leases	Accrued expenses: Other	700	539
Non-Current: Operating leases	Operating lease liabilities	26,745	27,048
Non-Current: Finance leases	Other long-term liabilities	5,313	4,868
Total lease liabilities		$35,354	$35,115

Operating lease costs incurred are as follows:

		Year Ended	Year Ended
	Classification	August 28, 2021	August 29, 2020
Operating lease expense(1)	Costs of goods sold and SG&A	$5,785	$6,962
Finance lease cost:
Depreciation of lease assets	Costs of goods sold and SG&A	609	474
Interest on lease liabilities	Interest expense	327	289
Total lease cost		$6,721	$7,725
(1) Operating lease expense includes short-term leases and variable lease payments, which are immaterial.

Our future lease commitments as of August 28, 2021 included the following related party and non-related party leases:

	Operating Leases as of August 28, 2021			Financing Leases
	Related Party Amount	Non-Related Party Amount	Total	Non-Related Party Amount
Fiscal 2022	$900	$1,162	$2,062	$1,051
Fiscal 2023	1,500	3,594	5,094	1,040
Fiscal 2024	1,800	3,187	4,987	1,013
Fiscal 2025	1,800	2,879	4,679	1,035
Fiscal 2026	1,800	2,782	4,582	1,056
Thereafter	6,000	11,214	17,214	2,243
Total future undiscounted lease payments	13,800	24,818	38,618	7,438
Less: Interest	3,216	6,061	9,277	1,425
Total reported lease liabilities	$10,584	$18,757	$29,341	$6,013

Additional information related to our leases is as follows:

	August 28, 2021	August 29, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,589	$2,463
Operating cash flows from financing leases	327	289
Financing cash flows from financing leases	572	362
Lease assets obtained in exchange for new lease liabilities:
Operating leases	2,626	1,179
Finance leases (1)	1,210	5,664

	August 28, 2021	August 29, 2020
Weighted average remaining lease term:
Operating leases	8.1	8.7
Finance leases	6.8	7.8
Weighted average discount rate:
Operating leases	6.2%	6.2%
Finance leases	6.3%	6.2%
(1)    Lease assets as of August 29, 2020 are offset by a $965 unfavorable lease liability created by the acquisition of Newmar.

Note 11. Employee and Retiree Benefits

Deferred compensation benefits are as follows:

	August 28, 2021	August 29, 2020
Non-qualified deferred compensation	$9,731	$11,460
Supplemental executive retirement plan	1,615	1,838
Executive deferred compensation plan	1,029	710
Total deferred compensation benefits	12,375	14,008
Less current portion(1)	2,825	2,878
Deferred compensation benefits, net of current portion	$9,550	$11,130
(1)    Included in accrued compensation on the Consolidated Balance Sheets.

Deferred Compensation Benefits
Non-Qualified Deferred Compensation
We have a non-qualified deferred compensation program which permitted key employees to annually elect to defer a portion of their compensation until their retirement. The plan has been closed to any additional deferrals since January 2001. The retirement benefit to be provided is based upon the amount of compensation deferred and the age of the individual at the time of the contracted deferral. An individual generally vests at age 55 and 5 years of participation under the plan. For deferrals prior to December 1992, vesting occurs at the later of age 55 and 5 years of service from first deferral or 20 years of service. Deferred compensation expense was $795, $902, and $943 in Fiscal 2021, 2020, and 2019, respectively.

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

To assist in funding the deferred compensation and SERP liabilities, we have invested in COLI policies. The cash surrender value of these policies is presented in investment in life insurance in the Consolidated Balance Sheets and consists of the following:

	August 28, 2021	August 29, 2020
Cash value	$66,544	$64,214
Borrowings	(37,723)	(36,376)
Investment in life insurance	$28,821	$27,838

Executive Deferred Compensation Plan
In December 2006, we adopted the Winnebago Industries, Inc. Executive Deferred Compensation Plan (the "Executive Deferred Compensation Plan"). Under the Executive Deferred Compensation Plan, corporate officers and certain key employees may annually choose to defer up to 50% of their salary and up to 100% of their cash incentive awards. The assets are presented as other long-term assets in the Consolidated Balance Sheets. Such assets on August 28, 2021 and August 29, 2020 were $1,027 and $710, respectively.

Profit Sharing Plan
We have a qualified profit sharing and contributory 401(k) plan for eligible employees. The plan provides matching contributions made by Winnebago Industries and discretionary contributions as approved by the Board of Directors. Matching contributions to the plan for Fiscal 2021, 2020, and 2019 were $5,557, $3,367, and $2,894, respectively. A discretionary contribution of $6,122 was approved in Fiscal 2021, No discretionary contributions were approved for Fiscal 2020 or 2019.

Note 12. Contingent Liabilities and Commitments

Repurchase Commitments
Generally, manufacturers in the same industries as us enter into repurchase agreements with lending institutions which have provided wholesale floorplan financing to dealers. Most dealers are financed on a "floorplan" basis under which a bank or finance company lends the dealer all, or substantially all, of the purchase price, collateralized by a security interest in the units purchased.

Our repurchase agreements generally provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 24 months, provide that our liability will be the lesser of remaining principal owed by the dealer to the lending institution, or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our liability cannot exceed 100% of the dealer invoice. In certain instances, we also repurchase inventory from dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of recreational vehicles or boats to repurchase current inventory if a dealership exits the business. The total contingent liability on all repurchase agreements was approximately $552,112 and $798,906 as of August 28, 2021 and August 29, 2020, respectively.

Repurchased sales are not recorded as a revenue transaction, rather the net difference between the original repurchase price and the resale price is recorded against the loss reserve, which is a deduction from gross revenue. Our loss reserve for repurchase commitments contains uncertainties because the calculation requires management to make assumptions and apply judgment regarding a number of factors. Our risk of loss related to these repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period-end reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on these repurchase agreements and our historical loss experience, an associated loss reserve is established which is included in accrued expenses: other on the Consolidated Balance Sheets. Our repurchase accrual was $923 and $980 as of August 28, 2021 and August 29, 2020, respectively. Repurchase risk is affected by the credit worthiness of our dealer network. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to establish the loss reserve for repurchase commitments.

A summary of the activity for repurchased units is as follows:

(in thousands, except for units)	2021	2020	2019
Inventory repurchased:
Units	10	107	125
Dollars	$349	$2,592	$5,535
Inventory resold:
Units	10	118	109
Cash collected	$321	$2,540	$4,634
Loss recognized	$29	$252	$556
Units in ending inventory	5	5	16

Litigation
We are involved in various legal proceedings which are considered ordinary and routine litigation incidental to the business, some of which are covered in whole or in part by insurance. While we believe the ultimate disposition of litigation will not have a material adverse effect on our financial position, results of operations or liquidity, the possibility exists that such litigation may have an impact on our results for a particular reporting period in which litigation effects become probable and reasonably estimable. Though we do not believe there is a reasonable likelihood that there will be a material change related to these matters, litigation is subject to inherent uncertainties and our view of these matters may change in the future.

Note 13. Revenue Recognition

All operating revenue is generated from contracts with customers. Our primary revenue source is generated through the sale of manufactured non-motorized towable units, motorized units and marine units to the Company's independent dealer network (our customers). The following table disaggregates revenue by reportable segment and product category:

	2021	2020
Net Revenues
Towable:
Fifth Wheel	$1,024,355	$690,452
Travel Trailer	959,716	519,282
Other(1)	25,888	17,833
Total Towable	2,009,959	1,227,567
Motorhome:
Class A	690,146	479,120
Class B	532,200	332,961
Class C	278,054	211,468
Other(1)	38,684	33,245
Total Motorhome	1,539,084	1,056,794
Corporate/ All Other(2)	80,804	71,172
Consolidated	$3,629,847	$2,355,533
(1)    Relates to parts, accessories, and services.
(2)    Relates to marine and specialty vehicle units, parts, accessories, and services.

We do not have material contract assets or liabilities.

Concentration of Risk
No single dealer organization accounted for more than 10% of net revenues for Fiscal 2021, 2020, and 2019.

Note 14. Stock-Based Compensation Plans

On December 11, 2018, our shareholders approved the Winnebago Industries, Inc. 2019 Omnibus Incentive Plan ("2019 Plan") as detailed in our Proxy Statement for the 2018 Annual Meeting of Shareholders. The 2019 Plan allows us to grant or issue non-qualified stock options, incentive stock options, restricted share units, and other equity compensation to key employees and to non-employee directors. The 2019 Plan replaces the 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan (as amended, the "2014 Plan"). The number of shares of our common stock that may be awarded and issued under the 2019 Plan is

4.1 million shares, plus the shares subject to any awards outstanding under the 2014 Plan and our predecessor plan, the 2004 Incentive Compensation Plan (the “2004 Plan”), on December 11, 2018 that subsequently expire, are forfeited or canceled, or are settled for cash. Until such time, awards under the 2014 Plan and the 2004 Plan, respectively, that were outstanding on December 11, 2018 will continue to be subject to the terms of the 2014 Plan or 2004 Plan, as applicable. Shares remaining available for future awards under the 2014 Plan were not carried over into the 2019 Plan.

Our outstanding options have a 10-year term. Options issued to employees generally vest over a three-year period in equal annual installments on the annual anniversary dates following the grant date. Share awards generally vest based either upon continued employment ("time-based") or upon attainment of specified goals. Outstanding share awards that are not time-based vest at the end of a three-year incentive period based upon the achievement of company performance goals ("performance-based"). Generally, time-based share awards vest in the same manner as options, except for time-based share awards to directors which vest one year from the grant date.

Beginning with our annual grant of restricted stock units in October 2018, dividend equivalents are attached to restricted stock units equal to dividends payable on the same number of shares of our common stock during the applicable period. Dividend equivalents, settled in cash, accrue on restricted stock unit awards during the vesting period. No dividend equivalents are paid on any restricted stock units that are forfeited prior to the vesting date.

Our Employee Stock Purchase Plan ("ESPP") permits employees to purchase Winnebago Industries, Inc. common stock at a 15% discount from the market price at the end of semi-annual purchase periods and is compensatory. Employees are required to hold the common stock purchased for one-year. In Fiscal 2021 and 2020, 24,000 shares and 21,000 shares, respectively, were purchased through the ESPP. Plan participants had accumulated $385 and $274 as of August 28, 2021 and August 29, 2020, respectively, to purchase our common stock pursuant to this plan.

Compensation expense associated with share-based awards is recognized on a straight-line basis over the required service period and forfeitures are recorded when they occur. Total stock-based compensation expense for the past three fiscal years consisted of the following components:

	2021	2020	2019
Share awards:
Time-based	$5,737	$4,287	$4,986
Performance-based	7,920	796	716
Stock options	1,019	990	925
Other(1)	671	402	431
Total stock-based compensation expense	$15,347	$6,475	$7,058
(1)    Includes stock-based compensation expense related to Board of Directors stock award expense and ESPP expense. Directors may elect to defer all or part of their annual retainer into a deferred compensation plan. The plan allows them to defer into either money units or stock units.

Restricted Stock Units - Time-Based
The fair value of time-based restricted stock units is determined based on the closing market price of our stock on the date of grant. A summary of the status of nonvested time-based restricted stock units at August 28, 2021, and changes during Fiscal 2021, is as follows:

	Shares(1)	Weighted Average Fair Value
Outstanding at August 29, 2020	302,264	$38.27
Granted	150,275	$54.56
Vested	(92,942)	$40.36
Forfeited/canceled	(28,778)	$42.13
Outstanding at August 28, 2021	330,819	$44.35
(1)    Number of shares in the above table are shown in whole numbers.

As of August 28, 2021, there was $7,122 of unrecognized compensation expense related to nonvested time-based restricted stock units that are expected to be recognized over a weighted average period of 0.8 years. The total fair value of restricted stock units vested during Fiscal 2021, 2020, and 2019 was $5,210, $3,324, and $6,648, respectively.

On October 12, 2021, the Board of Directors granted 124,978 restricted stock units under the 2019 Plan valued at $9,447 to our key management group. The value of the restricted stock units, which is based on the closing price of our common stock on the date of grant, was $75.59. Estimated non-cash stock compensation expense based on this grant is expected to be approximately $3,149 for Fiscal 2022.

Restricted Stock Units - Performance-Based
The fair value of performance-based restricted stock units is determined based on the closing market price of our stock on the date of grant. A summary of the status of our nonvested performance-based restricted stock units at August 28, 2021, and changes during Fiscal 2021, is as follows:

	Shares(1)	Weighted Average Fair Value
Outstanding at August 29, 2020	188,992	$40.73
Granted	97,996	$54.49
Vested	(26,515)	$45.18
Forfeited/canceled	(32,722)	$42.97
Outstanding at August 28, 2021	227,751	$45.81
(1)    Number of shares in the above table are shown in whole numbers.

As of August 28, 2021, there was $3,804 of unrecognized compensation expense related to nonvested performance-based restricted stock units that are expected to be recognized over a weighted average period of 1.0 year. The total fair value of performance-based restricted stock units vested during Fiscal 2021 and 2020 was $1,445 and $2,438. No performance-based restricted stock units vested during Fiscal 2019.

Stock Options
A summary of stock option activity for Fiscal 2021 is as follows:

	Stock Options(1)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at August 29, 2020	292,444	$36.96
Granted	54,836	$54.49
Exercised	(22,607)	$33.59
Forfeited/canceled	(6,770)	$40.75
Outstanding at August 28, 2021	317,903	$40.14	7.1	$10,480
Vested and expected to vest at August 28, 2021	317,903	$40.14	7.1	$10,480
Exercisable at August 28, 2021	195,873	$36.19	6.4	$7,231
(1)    Number of shares in the above table are shown in whole numbers.

As of August 28, 2021, there was $1,226 of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted average period of 0.8 years.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Valuation Assumptions(1)	2021	2020	2019
Expected dividend yield	0.8%	0.9%	1.3%
Risk-free interest rate(2)	0.3%	1.7%	3.0%
Expected life of stock options (in years)(3)	5	5	5
Expected stock price volatility(4)	48.6%	41.2%	39.1%
Weighted average fair value of options granted	$21.65	$17.18	$11.09
(1)    Forfeitures are recorded when they occur.
(2)    Based on U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.
(3)    Estimated based on historical experience.
(4)    Based on historical experience over a term consistent with the expected life of the stock options.

Note 15. Restructuring

In Fiscal 2020, our Class A diesel production included in the Motorhome reportable segment, was moved from Junction City, OR to Forest City, IA. In Fiscal 2021, the property was sold for net proceeds of $12,423 with a resulting gain of $4,753. The gain on sale is included within selling, general, and administrative expenses on the Consolidated Statements of Income and Comprehensive Income for Fiscal 2021. Total restructuring expense related to the relocation for Fiscal 2021 was immaterial to the consolidated financial statements. We do not expect additional restructuring charges in Fiscal 2022.

Note 16. Income Taxes

Income tax expense consisted of the following:

	2021	2020	2019
Current
Federal	$71,579	$14,318	$16,433
State	16,179	2,806	3,138
Total	87,758	17,124	19,571
Deferred
Federal	737	(790)	6,395
State	(2,916)	(500)	1,145
Total	(2,179)	(1,290)	7,540
Provision for income taxes	$85,579	$15,834	$27,111

A reconciliation of the U.S. statutory income tax rate to our effective income tax rate is as follows:

	2021	2020	2019
U.S. federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	3.3%	1.9%	2.9%
Income tax credits	(0.6)%	(2.5)%	(4.5)%
Nondeductible compensation	0.5%	0.9%	—%
Tax-free and dividend income	(0.1)%	(0.6)%	(0.5)%
Uncertain tax position settlements and adjustments	(0.1)%	0.1%	0.9%
Other items	(0.7)%	(0.3)%	(0.3)%
Effective tax provision rate	23.3%	20.5%	19.5%

Our effective tax rate increased to 23.3% in Fiscal 2021 compared to 20.5% in Fiscal 2020 primarily due to relatively consistent year-over-year tax credits on higher pre-tax income in Fiscal 2021.

The tax effects of temporary differences that give rise to deferred income taxes were as follows:

	August 28, 2021	August 29, 2020
Warranty reserves	$22,450	$13,969
Deferred compensation	5,224	5,406
Self-insurance reserve	4,336	3,426
Stock-based compensation	4,607	2,865
Leases	8,422	8,638
Other(1)	7,170	6,191
Total deferred tax assets	52,209	40,495
Convertible notes	2,608	3,125
Intangibles	39,940	32,933
Depreciation	15,161	11,715
Leases	7,929	8,330
Total deferred tax liabilities	65,638	56,103
Total deferred income tax liabilities, net	$13,429	$15,608
(1)    Other includes $400 and $500 related to state net operating losses as of August 28, 2021 and August 29, 2020, respectively. These net operating losses are subject to various expiration periods from 5 years to no expiration. We have evaluated all the positive and negative evidence and consider it more likely than not that these carryforwards can be realized before expiration.
Changes in the unrecognized tax benefits are as follows:

	2021	2020	2019
Balance at beginning of year	$5,830	$2,822	$1,220
Gross increases-tax positions in a prior year	—	2,486	1,173
Gross decreases-tax positions in a prior year	(872)	—	—
Gross increases-current year tax positions	579	522	429
Balance at end of year	5,537	5,830	2,822
Accrued interest and penalties	946	681	769
Total unrecognized tax benefits	$6,483	$6,511	$3,591

The amount of unrecognized tax benefits is not expected to change materially within the next 12 months. If the remaining uncertain tax positions are ultimately resolved favorably, $2,600 of unrecognized tax benefits would have a favorable impact on our effective tax rate. It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense.

We file a U.S. Federal tax return, as well as returns in various international and state jurisdictions. Although certain years are no longer subject to examination by the Internal Revenue Service ("IRS") and various state taxing authorities, net operating loss carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities. As of August 28, 2021, our federal returns from Fiscal 2018 to present are subject to review by the IRS. With limited exception, state returns from Fiscal 2017 to present continue to be subject to review by state taxing jurisdictions. Several years may lapse before an uncertain tax position is audited and finally resolved and it is difficult to predict the outcome of such audits.

Note 17. Earnings per Share

Basic and diluted earnings per share are calculated as follows:

(in thousands, except per share data)	2021	2020	2019
Net income	$281,871	$61,442	$111,798

Weighted average common shares outstanding	33,528	33,236	31,536
Dilutive impact of stock compensation awards	375	218	185
Dilutive impact of convertible notes	153	—	—
Weighted average common shares outstanding, assuming dilution	34,056	33,454	31,721

Anti-dilutive securities excluded from weighted average diluted common shares outstanding	49	39	189

Basic earnings per common share	$8.41	$1.85	$3.55
Diluted earnings per common share	$8.28	$1.84	$3.52

Under the treasury stock method, shares associated with certain anti-dilutive securities have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding or anti-dilution.

Note 18. Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Income ("AOCI") by component, net of tax, were:

	2021		2020
	Defined Benefit Pension Items	Total	Defined Benefit Pension Items	Interest Rate Swap	Total
Balance at beginning of year	$(526)	$(526)	$(559)	$68	$(491)
OCI before reclassifications	—	—	—	(500)	(500)
Amounts reclassified from AOCI	35	35	33	432	465
Net current-year OCI	35	35	33	(68)	(35)
Balance at end of year	$(491)	$(491)	$(526)	$—	$(526)

Reclassifications out of AOCI, net of tax, were:

	Location on Consolidated Statements of Income and Comprehensive Income	2021	2020	2019
Amortization of net actuarial loss	SG&A	$35	$33	$32
Interest rate contract	Interest expense	—	432	—
Total reclassifications		$35	$465	$32

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

Evaluation of Internal Control Over Financial Reporting
Management's report on internal control over financial reporting as of August 28, 2021 is included within Item 8 of Part II in this Annual Report on Form 10-K and is incorporated herein by reference. The report of Deloitte & Touche LLP on the effectiveness of internal control over financial reporting is included within Item 8 of Part II in this Annual Report on Form 10-K and is incorporated herein by reference.

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

There were no other changes in our internal control over financial reporting that occurred during Fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.
Reference is made to the table entitled "Information about our Executive Officers" in Part I of this report and to the information included under the captions Corporate Governance, Election of Directors, and Delinquent Section 16(a) Reports in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 14, 2021, which information is incorporated by reference herein.

We have adopted a written code of ethics, the "Code of Conduct" (the "Code"), which is applicable to each of our employees, including our Chief Executive Officer and Chief Financial Officer (such two officers, collectively, the "Senior Officers"). In accordance with the rules and regulations of the SEC, a copy of the Code is posted on our website at www.winnebagoind.com in the "Company" section under "Investor Relations - Corporate Governance."

We intend to disclose any changes in or waivers from the Code applicable to any Senior Officer on our website at www.winnebagoind.com or by filing a Form 8-K.

Item 11. Executive Compensation.
Reference is made to the information included under the captions Director Compensation and Executive Compensation in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 14, 2021, which information is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Reference is made to the share ownership information and table entitled Security Ownership of Certain Beneficial Owners and Management included in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 14, 2021, which information is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Reference is made to the information included under the caption Corporate Governance in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 14, 2021, which information is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.
Reference is made to the information included under the caption Independent Registered Public Accountant's Fees and Services in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 14, 2021 which information is incorporated by reference herein.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1.Our consolidated financial statements are set forth within Item 8 of Part II in this Annual Report on Form 10-K.

2.Financial Statement Schedules: Winnebago Industries, Inc. and Subsidiaries

    All schedules are omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto.

3.Exhibit Index

Exhibit No.		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
2a.	Stock Purchase Agreement dated as of September 15, 2019, by and among Winnebago Industries, Inc., Octavius Corporation, Newmar Corporation, Dutch Real Estate Corp., New-Way Transport Corp., New-Serv, Inc., the shareholders of Newmar Corporation, Dutch Real Estate Corp., New-Way Transport Corp. and New-Serv, Inc. and Matthew Miller, as Sellers Agent.	8-K	2.1	09/16/2019
2b.	Equity Purchase Agreement dated July 19, 2021, by and among Winnebago Industries, Inc., Falcon Family, Inc., Ronald J. Fenech, William C. Fenech, Donald Clark, and Donald Clark Family, LLC, and William C. Fenech in his capacity as Representative.	8-K	10.1	7/20/2021
3a.	Articles of Incorporation.	10-Q	3a	12/18/2020
3b.	Amended By-Laws of the Registrant.	8-K	3.1	03/29/2016
3c.	Amended By-Laws of the Registrant effective December 1, 2021.	8-K	3.1	08/18/2021
4a.	Description of Securities.				X
4b.	Indenture, dated November 1, 2019, by and between Winnebago Industries, Inc. and U.S. Bank National Association.	8-K	4.1	11/04/2019
4c.	Form of 1.50% Convertible Senior Note due 2025 (included in Exhibit 4b)	8-K	4.2	11/04/2019
4d.	Indenture, dated as of July 8, 2020, by and among Winnebago Industries, Inc., the guarantors named therein and U.S. Bank National Association, as trustee.	8-K	4.1	07/09/2020
4e.	Form of 6.250% Senior Secured Note due 2028 (included in Exhibit 4d)	8-K	4.2	07/09/2020
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
10h.
Winnebago Industries, Inc. Profit Sharing and Deferred Savings Investment Plan previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1985 (Commission File Number 001-06403), and incorporated by reference herein, and the Amendment dated July 1, 1995 and incorporated by reference herein.*
		10-K	10.C	11/22/1995
10i.	Winnebago Industries, Inc. Officers' Long-Term Incentive Plan, fiscal three-year period 2018, 2019, and 2020.*	8-K	99.2	10/20/2017
10j.	Form of Non-Qualified Stock Option Agreement under Winnebago Industries, Inc. 2014 Omnibus Equity, Performance Award Aw, and Incentive Compensation Plan (Fiscal 2019 awards and later).*	10-Q	10.b	12/20/2018
10k.	Form of Restricted Stock Unit Award Agreement (Executives) under Winnebago Industries, Inc. 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan (Fiscal 2019 awards and later).*	10-Q	10.c	12/20/2018
10l.	Form of Performance Stock Unit Agreement under Winnebago Industries, Inc. 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan (Fiscal 2019 awards and later).*	10-Q	10.d	12/20/2018
10m.
Form of Restricted Stock Unit Award Agreement (Non-Employee Director) under Winnebago Industries, Inc. 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan (Fiscal 2019 awards and later).*
		10-Q	10.e	12/20/2018
10n.	Executive Change in Control Agreement dated November 2018 between Winnebago Industries, Inc. and Michael J. Happe.*	10-K	10p	10/23/2019
10o.	Form of Change in Control Agreement.**	10-Q	10.f	12/20/2018
10p.	Winnebago Industries, Inc. Supplemental Executive Retirement Plan.*	10-K	10.Z	10/27/2009
10q.	Winnebago Industries, Inc. Executive Incentive Compensation Plan for Fiscal Period 2021 and later.*	10-K	10q	10/21/2020
10r.	Form of Performance Stock Unit Agreement under Winnebago Industries, Inc. 2019 Omnibus Incentive Plan (Special FY21 1-year award).*	10-K	10r	10/21/2020
10s.	Form of Performance Stock Unit Agreement under Winnebago Industries, Inc. 2019 Omnibus Incentive Plan (Fiscal 2021 awards)	10-K	10s	10/21/2020
10t.	Form of Performance Stock Unit Agreement under Winnebago Industries, Inc. 2019 Omnibus Incentive Plan (Fiscal 2022 awards)				X

Exhibit No.		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
10u.	Non-competition, Non-solicitation and Confidentiality Agreement by and among Octavius Corporation, Winnebago Industries, Inc., Grand Design RV, LLC, RDB III, Inc., Ronald Fenech, Donald Clark and William Fenech.	8-K	10.1	10/05/2016
10v.	Non-Solicitation and Confidentiality Agreement by and among Octavius Corporation, Winnebago Industries, Inc., Grand Design, RV, LLC, Summit Partners Growth Equity Fund VIII-B, L.P., Summit Partners Growth Equity Fund VIII-A, L.P., Summit Partners Entrepreneur Advisors Fund I, L.P., Summit Investors I, LLC, Summit Investors I (UK), L.P., and SP GE VIII-B GD RV Holdings, L.P.	8-K	10.2	10/05/2016
10w.	Registration Rights Agreement by and among Winnebago Industries, Inc., Summit Partners Growth Equity Fund VIII-A, L.P., Summit Partners Growth Equity Fund VIII-B, L.P., Summit Partners Entrepreneur Advisors Fund I, L.P., Summit Investors I, LLC, Summit Investors I (UK), L.P. and SP GE VIII-B GD RV Holdings, L.P., Donald Clark, Ronald Fenech, and William Fenech.	8-K	10.3	10/05/2016
10x.	Employment Agreement by and between Grand Design RV, LLC and Donald Clark dated October 2, 2016, including Exhibit A, Executive Change of Control Agreement between Winnebago Industries, Inc. and Donald Clark.*	8-K	10.9	10/05/2016
10y.	Loan Agreement by and among Winnebago Industries, Inc., Octavius Corporation and JPMorgan Chase Bank, N.A.	8-K	99.2	11/14/2016
10z.	Amendment No. 1 to Loan Agreement dated as of December 8, 2017 among Octavius Corporation, JPMorgan Chase Bank, N.A. as Administrative Agent and the lender parties thereto.	8-K	10.1	12/12/2017
10aa.	Amended and Restated Credit Agreement dated as of October 22, 2019 among Winnebago Industries, Inc., Winnebago of Indiana, LLC and Grand Design RV, LLC, the other loan parties party thereto from time to time, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A.	8-K	10.1	10/23/2019
10ab.	Lease Agreement (Main Facility) dated November 8, 2016 by and between Three Oaks, LLC and Grand Design RV, LLC.	10-Q	99.4	12/29/2016
10ac.	Lease Agreement (Expansion Facility) dated November 8, 2016 by and between Three Oaks, LLC and Grand Design RV, LLC.	10-Q	99.5	12/29/2016
10ad.	Amended and Restated Employment Agreement between Winnebago Industries, Inc., Grand Design RV, LLC, and Donald Clark effective September 1, 2019.*	8-K	10.1	06/24/2019
10ae.	Amended and Restated Change in Control Agreement between Winnebago Industries, Inc. and Donald Clark effective September 1, 2019.*	8-K	10.2	06/24/2019
10af.	Commitment Letter dated September 15, 2019, by and among Winnebago Industries, Inc., Goldman Sachs Bank USA, Bank of Montreal, and BMO Capital Markets Corp.	8-K	10.1	09/16/2019
10ag.	Amended and Restated Credit Agreement dated as of October 22, 2019 among Winnebago Industries, Inc., Winnebago of Indiana, LLC and Grand Design RV, LLC, the other loan parties party thereto from time to time, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A.	8-K	10.1	10/23/2019
10ah.	Purchase Agreement, dated October 29, 2019, by and among Winnebago Industries, Inc., Goldman Sachs & Co. LLC and BMO Capital Markets Corp.	8-K	10.1	11/04/2019
10ai.	Base Convertible Bond Hedge Confirmation, dated October 29, 2019, between Winnebago Industries, Inc., and Goldman Sachs & Co. LLC.	8-K	10.2	11/04/2019
10aj.	Base Convertible Bond Hedge Confirmation, dated October 29, 2019, between Winnebago Industries, Inc., and Bank of Montreal.	8-K	10.3	11/04/2019
10ak.	Additional Convertible Bond Hedge Confirmation, dated October 30, 2019, between Winnebago Industries, Inc., and Goldman Sachs & Co. LLC.	8-K	10.4	11/04/2019
10al.	Additional Convertible Bond Hedge Confirmation, dated October 30, 2019, between Winnebago Industries, Inc., and Bank of Montreal.	8-K	10.5	11/04/2019

Exhibit No.		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
10am.	Base Warrant Confirmation, dated October 29, 2019, between Winnebago Industries, Inc., and Goldman Sachs & Co. LLC.	8-K	10.6	11/04/2019
10an.	Base Warrant Confirmation, dated October 29, 2019, between Winnebago Industries, Inc., and Bank of Montreal	8-K	10.7	11/04/2019
10ao.	Additional Warrant Confirmation, dated October 30, 2019, between Winnebago Industries, Inc., and Goldman Sachs & Co. LLC.	8-K	10.8	11/04/2019
10ap.	Additional Warrant Confirmation, dated October 30, 2019, between Winnebago Industries, Inc., and Bank of Montreal.	8-K	10.9	11/04/2019
10aq.	Standstill Agreement dated as of September 15, 2019, by and among Winnebago Industries, Inc. and each of the investors named on the signature pages thereto.	8-K	10.1	11/8/2019
10ar.	Lock-Up Letter Agreement dated September 15, 2019, by and among Winnebago Industries, Inc. and each of the parties named on the signature pages thereto.	8-K	10.2	11/8/2019
10as.	Amendment No. 1 to Amended and Restated Credit Agreement dated as of November 15, 2019 among Winnebago Industries, Inc., Winnebago of Indiana, LLC and Grand Design RV, LLC, Newmar Corporation, the other loan parties thereto from time to time, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A.	10-Q	10.2	12/20/2019
10at.	First Restated and Amended Lease Agreement (Main Facility) dated October 4, 2019 by and between Three Oaks, LLC and Grand Design RV, LLC.	10-Q	10.14	12/20/2019
10au.	Second Restated and Amended Lease Agreement (Expansion Facility) dated October 4, 2019 by and between Three Oaks, LLC and Grand Design RV, LLC.	10-Q	10.15	12/20/2019
10av.	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of July 8, 2020, among Winnebago Industries, Inc., Winnebago of Indiana, LLC, Grand Design RV, LLC, Newmar Corporation, the other loan parties thereto from time to time, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent	8-K	10.1	7/9/2020
10aw.	Intercreditor Agreement, dated as of July 8, 2020, among JPMorgan Chase Bank, N.A., U.S. Bank National Association, as collateral trustee, Winnebago Industries, Inc. and certain of its subsidiaries party thereto.	8-K	10.2	7/9/2020
21	List of Subsidiaries.				X
23	Consent of Independent Registered Public Accounting Firm.				X
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document** - the instance document does not appear in the Interactive Data File becuase its XBRL tags are embedded within the Inline XBRL document (furnished herewith).
101.SCH	Inline XBRL Taxonomy Extension Schema Document**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document**

Exhibit No.		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
104	The cover page from the Winnebago Industries, Inc. Annual Report on Form 10-K for the fiscal year ended August 28, 2021, formatted in Inline XBRL (included as Exhibit 101).
*    Management contract or compensation plan or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.

By	/s/ Michael J. Happe
Michael J. Happe

President, Chief Executive Officer
(Principal Executive Officer)
Date: October 20, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 20, 2021, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Capacity

/s/ Michael J. Happe
Michael J. Happe	Chief Executive Officer, President (Principal Executive Officer)

/s/ Bryan L. Hughes
Bryan L. Hughes	Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)

/s/ Sara E. Armbruster
Sara E. Armbruster	Director

/s/ Maria F. Blase
Maria F. Blase	Director

/s/ Christopher J. Braun
Christopher J. Braun	Director

/s/ Kevin E. Bryant
Kevin E. Bryant	Director

/s/ Robert M. Chiusano
Robert M. Chiusano	Director

/s/ William C. Fisher
William C. Fisher	Director

/s/ David W. Miles
David W. Miles	Director

/s/ Richard D. Moss
Richard D. Moss	Director

/s/ John M. Murabito
John M. Murabito	Director

/s/ Jacqueline D. Woods
Jacqueline D. Woods	Director