Form 10-Q
period 2021-11-27
WINNEBAGO INDUSTRIES INC
filed 2021-12-17
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 001-06403

WINNEBAGO INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Iowa			42-0802678
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

13200 Pioneer Trail	Eden Prairie	Minnesota	55347
(Address of principal executive offices)			(Zip Code)

952-829-8600
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.50 par value per share	WGO	New York Stock Exchange

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

As of December 13, 2021, there were 33,344,672 shares of common stock, par value $0.50 per share, outstanding.

Winnebago Industries, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended November 27, 2021

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Winnebago Industries, Inc.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended
(in thousands, except per share data)	November 27, 2021	November 28, 2020
Net revenues	$1,155,740	$793,131
Cost of goods sold	926,328	656,127
Gross profit	229,412	137,004
Selling, general, and administrative expenses	74,870	48,399
Amortization	8,172	3,590
Total operating expenses	83,042	51,989
Operating income	146,370	85,015
Interest expense, net	10,242	9,941
Non-operating loss	6,357	94
Income before income taxes	129,771	74,980
Provision for income taxes	30,141	17,557
Net income	$99,630	$57,423

Earnings per common share:
Basic	$2.99	$1.71
Diluted	$2.90	$1.70

Weighted average common shares outstanding:
Basic	33,322	33,609
Diluted	34,378	33,839

Net income	$99,630	$57,423
Other comprehensive income:
Amortization of net actuarial loss (net of tax of $3 and $3)	9	9
Comprehensive income	$99,639	$57,432

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Balance Sheets

(in thousands, except per share data)	November 27, 2021	August 28, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$211,384	$434,563
Receivables, less allowance for doubtful accounts ($275 and $307, respectively)	263,677	253,808
Inventories, net	432,825	341,473
Prepaid expenses and other current assets	21,701	29,069
Total current assets	929,587	1,058,913
Property, plant, and equipment, net	224,129	191,427
Goodwill	484,176	348,058
Other intangible assets, net	493,635	390,407
Investment in life insurance	29,027	28,821
Operating lease assets	27,747	28,379
Other long-term assets	18,060	16,562
Total assets	$2,206,361	$2,062,567

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$166,848	$180,030
Income taxes payable	29,223	8,043
Accrued expenses:
Accrued compensation	48,909	67,541
Product warranties	102,424	91,222
Self-insurance	20,952	19,296
Promotional	9,965	10,040
Accrued interest and dividends	8,014	10,720
Other current liabilities	40,768	20,384
Total current liabilities	427,103	407,276
Long-term debt, net	532,739	528,559
Deferred income taxes	13,247	13,429
Unrecognized tax benefits	6,667	6,483
Long-term operating lease liabilities	26,368	26,745
Deferred compensation benefits, net of current portion	9,775	9,550
Other long-term liabilities	31,204	13,582
Total liabilities	1,047,103	1,005,624
Contingent liabilities and commitments (Note 11)
Shareholders' equity:
Preferred stock, par value $0.01: 10,000 shares authorized; Zero shares issued and outstanding	—	—
Common stock, par value $0.50: 120,000 shares authorized; 51,776 shares issued and outstanding	25,888	25,888
Additional paid-in capital	233,727	218,490
Retained earnings	1,272,697	1,172,996
Accumulated other comprehensive loss	(482)	(491)
Treasury stock, at cost: 18,476 and 18,713 shares, respectively	(372,572)	(359,940)
Total shareholders' equity	1,159,258	1,056,943
Total liabilities and shareholders' equity	$2,206,361	$2,062,567
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(in thousands)	November 27, 2021	November 28, 2020
Operating activities
Net income	$99,630	$57,423
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	5,306	4,160
Amortization	8,172	3,590
Non-cash interest expense, net	3,627	3,351
Amortization of debt issuance costs	613	606
Last in, first-out expense	437	276
Stock-based compensation	2,711	2,354
Deferred income taxes	(185)	872
Contingent consideration fair value adjustment	6,370	—
Other, net	2,312	(3,329)
Change in operating assets and liabilities, net of assets and liabilities acquired
Receivables, net	(7,210)	(10,380)
Inventories, net	(70,340)	(80,472)
Prepaid expenses and other assets	4,852	583
Accounts payable	(17,704)	(8,371)
Income taxes and unrecognized tax benefits	24,664	16,556
Accrued expenses and other liabilities	(6,706)	10,111
Net cash provided by (used in) operating activities	56,549	(2,670)

Investing activities
Purchases of property, plant, and equipment	(23,215)	(8,689)
Acquisition of business, net of cash acquired	(228,159)	—
Proceeds from the sale of property, plant, and equipment	—	7,775
Other, net	(36)	(234)
Net cash used in investing activities	(251,410)	(1,148)

Financing activities
Borrowings on long-term debt	932,566	798,359
Repayments on long-term debt	(932,566)	(798,359)
Payments of cash dividends	(6,010)	(4,046)
Payments for repurchases of common stock	(23,723)	(11,606)
Other, net	1,415	(166)
Net cash used in financing activities	(28,318)	(15,818)

Net decrease in cash and cash equivalents	(223,179)	(19,636)
Cash and cash equivalents at beginning of period	434,563	292,575
Cash and cash equivalents at end of period	$211,384	$272,939

Supplemental Disclosures
Income taxes paid (received), net	$8,716	$(195)
Interest paid	4,765	2,377

Non-cash investing and financing activities
Issuance of common stock for acquisition of business	$22,000	$—
Capital expenditures in accounts payable	1,101	613
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Three Months Ended November 27, 2021
(in thousands, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balance at August 28, 2021	51,776	$25,888	$218,490	$1,172,996	$(491)	(18,713)	$(359,940)	$1,056,943
Stock-based compensation	—	—	2,702	—	—	—	9	2,711
Issuance of stock for acquisition	—	—	14,709	—	—	379	7,291	22,000
Issuance of stock, net	—	—	(2,174)	—	—	194	3,791	1,617
Repurchase of common stock	—	—	—	—	—	(336)	(23,723)	(23,723)
Other	—	—	—	71	—	—	—	71
Total comprehensive income	—	—	—	—	9	—	—	9
Net income	—	—	—	99,630	—	—	—	99,630
Balance at November 27, 2021	51,776	$25,888	$233,727	$1,272,697	$(482)	(18,476)	$(372,572)	$1,159,258

	Three Months Ended November 28, 2020
(in thousands, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balance at August 29, 2020	51,776	$25,888	$203,791	$913,610	$(526)	(18,133)	$(315,297)	$827,466
Stock-based compensation	—	—	2,346	—	—	—	8	2,354
Issuance of stock, net	—	—	(1,586)	—	—	91	1,586	—
Repurchase of common stock	—	—	—	—	—	(233)	(11,606)	(11,606)
Common stock dividends; $0.12 per share	—	—	—	(4,088)	—	—	—	(4,088)
Total comprehensive income	—	—	—	—	9	—	—	9
Net income	—	—	—	57,423	—	—	—	57,423
Balance at November 28, 2020	51,776	$25,888	$204,551	$966,945	$(517)	(18,275)	$(325,309)	$871,558
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

The use of the terms "Winnebago Industries," "Winnebago," "we," "our," and "us" in this Quarterly Report on Form 10-Q, unless the context otherwise requires, refers to Winnebago Industries, Inc. and its wholly owned subsidiaries.

The interim unaudited consolidated financial statements included herein are prepared pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). The information furnished in these consolidated financial statements includes normal recurring adjustments, unless noted otherwise in the Notes to Consolidated Financial Statements, and reflects all adjustments that are, in management’s opinion, necessary for a fair presentation of such financial statements. The consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). GAAP requires us to make estimates and assumptions that affect amounts reported. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations.

The consolidated financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended August 28, 2021 filed with the SEC. Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year ending August 27, 2022.

Subsequent Events
In preparing the accompanying unaudited consolidated financial statements, we have evaluated subsequent events for potential recognition and disclosure through the date of this filing noting no material subsequent events except for the item noted below:

On December 15, 2021, our Board of Directors declared a quarterly cash dividend of $0.18 per share payable on January 26, 2022 to common shareholders of record at the close of business on January 12, 2022.

CARES Act
The Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law on March 27, 2020 to help alleviate the impact of the COVID-19 pandemic in the U.S. We are taking advantage of the employer payroll tax deferral offered by the CARES Act, which allows us to defer the payment of employer payroll taxes for the period from March 27, 2020 to December 31, 2020. The deferred employer payroll tax liability as of November 27, 2021 was $12.4 million and will be payable in equal installments in December 2021 and December 2022. We also took advantage of a tax credit granted to companies under the CARES Act who continued to pay their employees when operations were fully or partially suspended. The refundable tax credit available through the end of the third quarter of Fiscal 2020 reflected in cost of goods sold on the Consolidated Statements of Income and Comprehensive Income was approximately $4.0 million. The entire amount is expected to be received during calendar year 2022. As of November 27, 2021, $3.2 million remains outstanding within other current assets on the Consolidated Balance Sheets.

Recently Adopted Accounting Pronouncements
Accounting Standards Update ("ASU") Topic 740, Income Taxes: Simplifying the Accounting for Income Taxes, was adopted in the first quarter of Fiscal 2022. The new standard eliminates certain exceptions to Topic 740's general principles, improves consistent application and simplifies its application. We adopted the new guidance in the first quarter of Fiscal 2022, and there was not a material impact to our financial condition, results of operations or disclosures.

Recently Issued Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) which reduces the number of models used to account for convertible instruments, amends diluted earnings per share ("EPS") calculations for convertible instruments, and amends the requirements for a contract (or embedded derivative) that is potentially settled in an entity's own shares to be classified in equity. Certain disclosure requirements were also added to increase transparency and decision-usefulness regarding a convertible instrument's terms and features. Additionally, the if-converted method for including convertible instruments must be used in diluted EPS as opposed to the treasury stock method. The new guidance is effective for annual reporting periods beginning after December 15, 2021, which is our Fiscal 2023. Early adoption is permitted using either a modified retrospective or full retrospective approach. We expect to adopt the new guidance in the first quarter of Fiscal 2023 and have not yet evaluated the impact the adoption of this guidance will have on our financial condition, results of operations or disclosures; however, the new guidance is expected to change our diluted EPS reporting.

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

Note 2.    Business Combinations

On August 31, 2021, we purchased 100% of the equity interests of Barletta Boat Company, LLC and Three Limes, LLC (collectively, "Barletta"), a manufacturer of high-quality, premium pontoon boats that are sold through a network of independent authorized dealers.

The acquisition of Barletta resulted in a newly created Marine reportable segment that includes Barletta and Chris-Craft operating segments.

We acquired Barletta for a purchase price of $286.3 million, including cash payments of $240.1 million, $25.0 million in common stock issued to the sellers (subject to a discount noted below), and contingent consideration from earnout provisions. The common stock fair value included in the purchase price reflects a 12% discount, due to the lack of marketability as these are unregistered shares that have a one-year lockup restriction, which reduced the value of the common stock to $22.0 million. The contingent consideration includes both a potential stock payout as well as a potential cash payment based on achievement of certain financial performance metrics over the next few years. The maximum payout under the earnout is $50.0 million in cash and $15.0 million in stock if all metrics are achieved. The fair value of the earnout at August 31, 2021 was $24.2 million. The fair value of the earnout as of November 27, 2021 was $30.6 million, of which $13.8 million is included in other current liabilities and $16.8 million is included in other long-term liabilities on the Consolidated Balance Sheets.

The total purchase price was allocated to the acquired net tangible and intangible assets of Barletta, based on their preliminary fair values at the date of the acquisition. We expect to finalize the allocation of the purchase price when our valuation of the acquired intangible assets, goodwill, and tax accounts is complete.

The following table summarizes the preliminary fair values assigned to the Barletta net assets acquired as of the date of acquisition:

(in thousands)	August 31, 2021
Cash	$11,903
Other current assets	24,564
Property, plant, and equipment	17,250
Goodwill	136,118
Other intangible assets	111,400
Total assets acquired	301,235
Accounts payable	7,181
Product warranties	4,656
Other current liabilities	3,146
Total liabilities assumed	14,983
Total purchase price	$286,252

Goodwill from the Barletta acquisition is recognized in our newly created Marine segment. We expect that the full amount of goodwill will be deductible for tax purposes.

The intangible assets acquired include a trade name, dealer network, and backlog. The trade name has an indefinite life, while the backlog and dealer network will be amortized on a straight line basis over 10 months and 12 years, respectively.

Total transaction costs related to the Barletta acquisition were $3.1 million, of which $2.4 million were expensed during the first quarter of Fiscal 2022 and $0.7 million were expensed during the fourth quarter of Fiscal 2021. Transaction costs are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income and Comprehensive Income.

Pro forma results of operations for this acquisition have not been presented as they were immaterial to the reported results.

Note 3.    Business Segments

We have seven operating segments: 1) Grand Design towables, 2) Winnebago towables, 3) Winnebago motorhomes, 4) Newmar motorhomes, 5) Chris-Craft marine, 6) Barletta marine and 7) Winnebago specialty vehicles. Financial performance is evaluated based on each operating segment's Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined below, which excludes certain corporate administration expenses and non-operating income and expense.

The acquisition of Barletta resulted in a newly created Marine reportable segment effective for the first quarter of Fiscal 2022. The segment consists of Barletta and our existing Chris-Craft operating segment. Prior year amounts for Chris-Craft have been reclassified from Corporate / All Other category to the Marine segment.

Our three reportable segments are: Towable (an aggregation of the Grand Design towables and the Winnebago towables operating segments); Motorhome (an aggregation of the Winnebago motorhomes and Newmar motorhomes operating segments); and Marine (an aggregation of the Chris Craft marine and Barletta marine operating segments). Towable is comprised of non-motorized products that are generally towed by another vehicle, along with other related manufactured products and services. Motorhome is comprised of products that include a motorized chassis, along with other related manufactured products and services. Marine is comprised of products that include boats, along with other manufactured products and services.

The Corporate / All Other category includes the Winnebago specialty vehicles operating segment as well as certain corporate administration expenses related to the oversight of the enterprise, such as corporate leadership and administration costs.

Identifiable assets of the reportable segments exclude general corporate assets, which principally consist of cash and cash equivalents and certain deferred tax balances. The general corporate assets are included in the Corporate / All Other category.

Our Chief Executive Officer (the Chief Operating Decision Maker ("CODM")) regularly reviews consolidated financial results in their entirety and operating segment financial information through Adjusted EBITDA and has ultimate responsibility for enterprise decisions. Our CODM is responsible for allocating resources and assessing performance of the consolidated enterprise, reportable segments and operating segments. Management of each operating segment has responsibility for operating decisions, allocating resources and assessing performance within their respective operating segment. The accounting policies of all reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 28, 2021.

We monitor and evaluate operating performance of our reportable segments based on Adjusted EBITDA. We believe disclosing Adjusted EBITDA is useful to securities analysts, investors and other interested parties when evaluating companies in our industries. EBITDA is defined as net income before interest expense, provision for income taxes, and depreciation and amortization expense. Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation and amortization expense, and other pretax adjustments made in order to present comparable results period over period. Examples of items excluded from Adjusted EBITDA include acquisition-related costs, litigation reserves, restructuring expenses, gain or loss on sale of property, plant and equipment, contingent consideration fair value adjustment, and non-operating income or loss.

Financial information by reportable segment is as follows:

	Three Months Ended
(in thousands)	November 27, 2021	November 28, 2020
Net Revenues
Towable	$651,024	$454,901
Motorhome	421,479	322,389
Marine	79,318	11,894
Corporate / All Other	3,919	3,947
Consolidated	$1,155,740	$793,131

Adjusted EBITDA
Towable	$112,077	$63,143
Motorhome	50,153	30,343
Marine	10,570	854
Corporate / All Other	(5,568)	(5,047)
Consolidated	$167,232	$89,293

Capital Expenditures
Towable	$11,158	$4,137
Motorhome	7,751	4,003
Marine	628	549
Corporate / All Other	3,678	—
Consolidated	$23,215	$8,689

(in thousands)	November 27, 2021	August 28, 2021
Assets
Towable	$823,838	$790,257
Motorhome	762,742	728,060
Marine	395,533	102,901
Corporate / All Other	224,248	441,349
Consolidated	$2,206,361	$2,062,567

Reconciliation of net income to consolidated Adjusted EBITDA is as follows:

	Three Months Ended
(in thousands)	November 27, 2021	November 28, 2020
Net income	$99,630	$57,423
Interest expense, net	10,242	9,941
Provision for income taxes	30,141	17,557
Depreciation	5,306	4,160
Amortization	8,172	3,590
EBITDA	153,491	92,671
Acquisition-related costs	3,384	—
Litigation reserves	4,000	—
Gain on sale of property, plant and equipment	—	(3,565)
Restructuring expenses	—	93
Contingent consideration fair value adjustment	6,370	—
Non-operating (income) loss	(13)	94
Adjusted EBITDA	$167,232	$89,293

Note 4.    Investments and Fair Value Measurements
In determining the fair value of financial assets and liabilities, we utilize market data or other assumptions that we believe market participants would use in pricing the asset or liability in the principal or most advantageous market and adjust for non-performance and/or other risks associated with us as well as counterparties, as appropriate. Assets and liabilities measured at fair value are classified using the following hierarchy, which is based upon the transparency of inputs to the valuation as of the measurement date:

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

	Fair Value at	Fair Value Hierarchy
(in thousands)	November 27, 2021	Level 1	Level 2	Level 3
Assets that fund deferred compensation
Domestic equity funds	$1,347	$1,347	$—	$—
International equity funds	76	76	—	—
Fixed income funds	195	195	—	—
Total assets at fair value	$1,618	$1,618	$—	$—

Contingent consideration
Earnout liability	$30,560	$—	$—	$30,560
Total liabilities at fair value	$30,560	$—	$—	$30,560

	Fair Value at	Fair Value Hierarchy
(in thousands)	August 28, 2021	Level 1	Level 2	Level 3
Assets that fund deferred compensation
Domestic equity funds	$940	$940	$—	$—
International equity funds	41	41	—	—
Fixed income funds	46	46	—	—
Total assets at fair value	$1,027	$1,027	$—	$—

Assets that Fund Deferred Compensation
Our assets that fund deferred compensation are marketable equity securities measured at fair value using quoted market prices and primarily consist of equity-based mutual funds. These securities, used to fund the Executive Share Option Plan and the Executive Deferred Compensation Plan, are classified as Level 1 as they are traded in an active market for which closing stock prices are readily available. Refer to Note 10 of the Notes to the Consolidated Financial Statements included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 28, 2021 for additional information regarding these plans.

The proportion of the assets that will fund options which expire within a year are included in prepaid expenses and other assets on the Consolidated Balance Sheets. The remaining assets are classified as non-current and are included in other assets on the Consolidated Balance Sheets.

Contingent Consideration
Contingent consideration represents the earnout liability related to the Barletta acquisition and is valued using a probability-weighted scenario analysis of projected EBITDA and gross profit results and discounted at a risk-free rate. The contingent consideration is classified as Level 3. Actual EBITDA and gross profit results may differ significantly from those used in the estimate above, which may affect future payments. Changes in future payments will be reflected in future operating results as they occur.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain financial instruments are measured at fair value on a nonrecurring basis. These assets primarily include goodwill, intangible assets, property, plant and equipment, and right-of-use lease assets. These assets were originally recognized at amounts equal to the fair value determined at date of acquisition or purchase. If certain triggering events occur, or if an annual impairment test is required, we will evaluate the non-financial asset for impairment. If an impairment has occurred, the asset will be written down to its current estimated fair value. No impairments were recorded for non-financial assets in the three months ended November 27, 2021 or November 28, 2020.

Assets and Liabilities Not Measured at Fair Value
Certain financial instruments are not measured at fair value but are recorded at carrying amounts approximating fair value based on their short-term nature. These financial instruments include cash and cash equivalents, receivables, accounts payable, other payables, and long-term debt. If these instruments were measured at fair value in the financial statements, they would be classified as Level 1 in the fair value hierarchy. The fair value of our long-term debt was determined using current quoted prices in active markets for our publicly traded debt obligations, which is classified as Level 1 in the fair value hierarchy. See Note 9 for the fair value of our long-term debt.

Note 5.    Inventories

Inventories consist of the following:

(in thousands)	November 27, 2021	August 28, 2021
Finished goods	$12,267	$12,243
Work-in-process	188,380	184,611
Raw materials	271,579	183,583
Total	472,226	380,437
Less: Excess of FIFO over LIFO cost	39,401	38,964
Inventories, net	$432,825	$341,473

Inventory valuation methods consist of the following:

(in thousands)	November 27, 2021	August 28, 2021
LIFO basis	$176,772	$139,544
First-in, first-out basis	295,454	240,893
Total	$472,226	$380,437

The above inventory value, before reduction for the LIFO reserve, approximates replacement cost at the respective dates.

Note 6.    Property, Plant, and Equipment
Property, plant, and equipment is stated at cost, net of accumulated depreciation, and consists of the following:

(in thousands)	November 27, 2021	August 28, 2021
Land	$10,697	$9,111
Buildings and building improvements	163,731	147,629
Machinery and equipment	126,093	121,911
Software	36,099	36,815
Transportation	5,972	5,335
Construction in progress	46,144	31,137
Property, plant, and equipment, gross	388,736	351,938
Less: Accumulated depreciation	164,607	160,511
Property, plant, and equipment, net	$224,129	$191,427

Depreciation expense was $5.3 million and $4.2 million for the three months ended November 27, 2021 and November 28, 2020, respectively.

Note 7.    Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by reportable segment, with no accumulated impairment losses, for the three months ended November 27, 2021 and November 28, 2020 are as follows:

(in thousands)	Towable	Motorhome	Marine	Total
Balances at August 29, 2020 and November 28, 2020(1)	$244,684	$73,127	$30,247	$348,058

Balances at August 28, 2021	$244,684	$73,127	$30,247	$348,058
Acquisition of Barletta(2)	—	—	136,118	136,118
Balances at November 27, 2021	$244,684	$73,127	$166,365	$484,176
(1)    There was no activity in the three months ended November 28, 2020.
(2)    The change in marine activity is related to the acquisition of Barletta that occurred on August 31, 2021. See Note 2 to the Consolidated Financial Statements included in Item 1 of Part I of this quarterly report on Form 10-Q.

Other intangible assets, net of accumulated amortization, consist of the following:

	November 27, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$352,250	$—	$352,250
Dealer networks	179,981	$49,367	130,614
Backlog	42,327	32,527	9,800
Non-compete agreements	6,647	5,676	971
Other intangible assets	$581,205	$87,570	$493,635

	August 28, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$275,250	$—	$275,250
Dealer networks	159,581	45,652	113,929
Backlog	28,327	28,327	—
Non-compete agreements	6,647	5,419	1,228
Other intangible assets	$469,805	$79,398	$390,407

The weighted average remaining amortization period for intangible assets as of November 27, 2021 was approximately 13 years.

Estimated future amortization expense related to finite-lived intangible assets is as follows:

(in thousands)	Amount
Remainder of Fiscal 2022	$21,247
Fiscal 2023	15,226
Fiscal 2024	15,124
Fiscal 2025	14,919
Fiscal 2026	14,865
Fiscal 2027	14,865
Thereafter	45,139
Total amortization expense remaining	$141,385

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

Changes in the product warranty liability are as follows:

	Three Months Ended
(in thousands)	November 27, 2021	November 28, 2020
Balance at beginning of period	$91,222	$64,031
Business acquisition(1)	4,656	—
Provision	26,059	21,703
Claims paid	(19,513)	(15,232)
Balance at end of period	$102,424	$70,502
(1)    Relates to the acquisition of Barletta on August 31, 2021. See Note 2 to the Consolidated Financial Statements in Item 1 of Part I of this quarterly report on Form 10-Q for additional acquisition information.

Note 9.    Long-Term Debt

Long-term debt consists of the following:

(in thousands)	November 27, 2021	August 28, 2021
ABL Credit Facility	$—	$—
Senior Secured Notes	300,000	300,000
Convertible Notes	300,000	300,000
Long-term debt, gross	600,000	600,000
Convertible Notes unamortized interest discount	(56,739)	(60,366)
Debt issuance costs, net	(10,522)	(11,075)
Long-term debt, net	$532,739	$528,559

Credit Agreements
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

Debt issuance costs incurred and capitalized are amortized on a straight-line basis over the term of the associated debt agreement. If early principal payments are made on the Senior Secured Notes, a proportional amount of the unamortized debt issuance costs is expensed. As part of the Senior Secured Notes Offering, we capitalized $7.5 million in debt issuance costs that will be amortized over the eight-year term of the agreement.

On November 8, 2016, we entered into an asset-based revolving credit agreement ("ABL") and a loan agreement ("Term Loan") with JPMorgan Chase Bank, N.A. ("JPMorgan Chase"), as administrative agent and certain lenders from time to time party thereto. Under the ABL, we have a $192.5 million credit facility that matures on October 22, 2024 (subject to certain factors which may accelerate the maturity date) on a revolving basis, subject to availability under a borrowing base consisting of eligible accounts receivable and eligible inventory. The ABL is available for issuance of letters of credit to a specified limit of $19.3 million. We pay a commitment fee of 0.25% on the average daily amount of the facility available, but unused. We can elect to base the interest rate on various rates plus specific spreads depending on the amount of borrowings outstanding. If drawn, we would pay interest on ABL borrowings at a floating rate based upon a spread between 1.25% and 1.75% plus LIBOR, depending on the usage of the facility during the most recent quarter. Based on current usage, we would pay LIBOR plus 1.25%.

Refer to Note 9 of the Notes to the Consolidated Financial Statements included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 28, 2021 for additional information regarding these credit agreements.

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

The Convertible Notes will be convertible into cash, shares of our common stock or a combination thereof, at the election of us, at an initial conversion rate of 15.6906 shares of common stock per $1 thousand principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $63.73 per share, as adjusted pursuant to the terms of the indenture governing the Convertible Notes. The Convertible Notes may be converted at any time on or after October 1, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date.

On October 29, 2019 and October 30, 2019, in connection with the offering of the Convertible Notes, we entered into privately negotiated convertible note hedge transactions (collectively, the “Hedge Transactions”) that cover, subject to customary anti-dilution adjustments, the number of shares of our common stock that initially underlie the Convertible Notes.

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

Refer to Note 9 of the Notes to the Consolidated Financial Statements included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 28, 2021 for additional information regarding the Convertible Notes and the Call Spread Transactions.

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

Fair Value and Future Maturities
As of November 27, 2021 and August 28, 2021, the fair value of long-term debt, gross, was $727.4 million and $726.6 million, respectively.

Aggregate contractual maturities of debt in future fiscal years are as follows:

(in thousands)	Amount
Remainder of Fiscal 2022	$—
Fiscal 2023	—
Fiscal 2024	—
Fiscal 2025	300,000
Fiscal 2026	—
Fiscal 2027	—
Thereafter	300,000
Total Senior Secured Notes and Convertible Notes	$600,000

Note 10.    Employee and Retiree Benefits

Deferred compensation liabilities are as follows:

(in thousands)	November 27, 2021	August 28, 2021
Non-qualified deferred compensation	$9,278	$9,731
Supplemental executive retirement plan	1,614	1,615
Executive deferred compensation plan	1,620	1,029
Total deferred compensation benefits	12,512	12,375
Less current portion(1)	2,737	2,825
Deferred compensation benefits, net of current portion	$9,775	$9,550
(1) Included in accrued compensation on the Consolidated Balance Sheets.

Note 11.     Contingent Liabilities and Commitments
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

Our repurchase agreements generally provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 24 months, provide that our liability will be the lesser of remaining principal owed by the dealer to the lending institution, or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our liability cannot exceed 100% of the dealer invoice. In certain instances, we also repurchase inventory from dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of recreational vehicles or boats to repurchase current inventory if a dealership exits the business. The total contingent liability on all of our repurchase agreements was approximately $1,051.3 million and $727.7 million at November 27, 2021 and August 28, 2021, respectively.

Repurchased sales are not recorded as a revenue transaction, rather the net difference between the original repurchase price and the resale price is recorded against the loss reserve, which is a deduction from gross revenue. Our loss reserve for repurchase commitments contains uncertainties because the calculation requires management to make assumptions and apply judgment regarding a number of factors. Our risk of loss related to these repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period-end reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on these repurchase agreements and our historical loss experience, an associated loss reserve is established which is included in accrued expenses: other on the Consolidated Balance Sheets. Our repurchase accrual was $1.0 million and $0.9 million at November 27, 2021 and August 28, 2021, respectively. Repurchase risk is affected by the credit worthiness of our dealer network. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to establish the loss reserve for repurchase commitments.

There was no material activity related to repurchase agreements during the three months ended November 27, 2021 and August 28, 2021.

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

Note 12. Revenue

All operating revenue is generated from contracts with customers. Our primary revenue source is generated through the sale of manufactured non-motorized towable units, motorized units and marine units to our independent dealer network (our customers). The following table disaggregates revenue by reportable segment and product category:

	Three Months Ended
(in thousands)	November 27, 2021	November 28, 2020
Net Revenues
Towable
Fifth Wheel	$325,762	$240,448
Travel Trailer	315,414	208,596
Other(1)	9,848	5,857
Total Towable	651,024	454,901
Motorhome
Class A	195,297	134,166
Class B	145,011	109,287
Class C and Other(1)	81,171	78,936
Total Motorhome	421,479	322,389
Marine	79,318	11,894
Corporate / All Other(2)	3,919	3,947
Consolidated Net Revenues	$1,155,740	$793,131
(1)    Relates to parts, accessories, and services.
(2)    Relates to specialty vehicle units, parts, accessories, and services.

We do not have material contract assets or liabilities. Allowances for uncollectible receivables are established based on historical collection trends, write-off history, consideration of current conditions and expectations for future economic conditions.

Concentration of Risk
No single dealer organization accounted for more than 10% of net revenue for the three months ended November 27, 2021 or November 28, 2020.

Note 13. Stock-Based Compensation

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

Stock-based compensation expense was $2.7 million and $2.4 million during the three months ended November 27, 2021 and November 28, 2020, respectively. Compensation expense is recognized over the requisite service or performance period of the award.

Note 14. Income Taxes

Our effective tax rate was 23.2% and 23.4% for the three months ended November 27, 2021 and November 28, 2020, respectively. The decrease in tax rate for the three months ended November 27, 2021 compared to the three months ended November 28, 2020 was primarily driven by the impact of a net favorable benefit in the current year related to stock compensation, partially offset by an increase to the rate due to consistent tax credits year-over-year and increased income in the current year.

We file a U.S. Federal tax return, as well as returns in various international and state jurisdictions. As of November 27, 2021, our Federal returns from Fiscal 2018 to present are subject to review by the Internal Revenue Service. With limited exceptions, state returns from Fiscal 2017 to present continue to be subject to review by state taxing jurisdictions. We are currently under review by certain U.S. state tax authorities for Fiscal 2016 through Fiscal 2019. We believe we have adequately reserved for our exposure to potential additional payments for uncertain tax positions in our liability for unrecognized tax benefits.

Note 15. Earnings Per Share
Basic and diluted earnings per share are calculated as follows:

	Three Months Ended
(in thousands, except per share data)	November 27, 2021	November 28, 2020
Net income	$99,630	$57,423

Weighted average common shares outstanding	33,322	33,609
Dilutive impact of stock compensation awards	543	230
Dilutive impact of convertible notes	513	—
Weighted average common shares outstanding, assuming dilution	34,378	33,839

Anti-dilutive securities excluded from weighted average common shares outstanding, assuming dilution	78	140

Basic earnings per common share	$2.99	$1.71
Diluted earnings per common share	$2.90	$1.70

Under the treasury stock method, shares associated with certain anti-dilutive securities have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding or anti-dilution.

Note 16. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income ("AOCI") by component, net of tax, were:

	Three Months Ended
	November 27, 2021	November 28, 2020
(in thousands)	Defined Benefit Pension Items	Defined Benefit Pension Items
Balance at beginning of period	$(491)	$(526)
Amounts reclassified from AOCI	9	9
Net current-period OCI	9	9
Balance at end of period	$(482)	$(517)

Reclassifications out of AOCI, net of tax, were:

		Three Months Ended
(in thousands)	Location on Consolidated Statements of Income and Comprehensive Income	November 27, 2021	November 28, 2020
Amortization of net actuarial loss	SG&A	$9	$9

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

Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended August 28, 2021 (including the information presented therein under Risk Factors), as well as our reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited. All amounts are in thousands, except share and per share data, unless otherwise noted.

Overview
Winnebago Industries, Inc. is one of the leading North American manufacturers of recreation vehicles ("RV"s) and marine products with a diversified portfolio used primarily in leisure travel and outdoor recreational activities. We produce our motorhome units in Iowa and Indiana; our towable units in Indiana; and our marine units in Indiana and Florida. We distribute our RV and marine products primarily through independent dealers throughout the U.S. and Canada, who then retail the products to the end consumer. We also distribute our marine products internationally through independent dealers, who then retail the products to the end consumer.

Acquisition of Barletta
On August 31, 2021, we completed our acquisition of all the equity interests of Barletta for $286.3 million funded with cash payments of $240.1 million, $25.0 million in common stock issued to the sellers (subject to a 12% discount), and contingent consideration from earnout provisions. For further discussion regarding the acquisition, refer to Note 2 to the Notes to Consolidated Financial Statements, included in Item 1 of Part I in this Quarterly Report on Form 10-Q.

The acquisition of Barletta resulted in a newly created Marine reportable segment effective for the first quarter of Fiscal 2022. The segment consists of Barletta and our existing Chris-Craft operating segment.

COVID-19 Pandemic
We continue to monitor guidance from international and domestic authorities, including federal, state and local public health authorities, regarding the COVID-19 pandemic and may take additional actions based on their requirements and recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. Overall, there has been strong retail demand by consumers of RVs as a safe travel option, and of marine products as a safe way to experience the outdoors, during the COVID-19 pandemic. Our production has experienced certain supply shortages, and if supply shortages continue or there are additional disruptions in our supply chain, it could materially or adversely impact our operating results and financial condition. Despite certain supply shortages, we continue to actively manage through these temporary supply chain disruptions. Refer to the COVID-19 related risk factors disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended August 28, 2021.

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

Included in "Results of Operations - Current Quarter Compared to the Comparable Prior Year Quarter" is a reconciliation of EBITDA and Adjusted EBITDA from net income, the nearest GAAP measure. We have included these non-GAAP performance measures as a comparable measure to illustrate the effect of non-recurring transactions that occurred during the reported periods and to improve comparability of our results from period to period. We believe Adjusted EBITDA provides meaningful supplemental information about our operating performance as this measure excludes amounts from net income that we do not consider part of our core operating results when assessing our performance. Examples of items excluded from Adjusted EBITDA include acquisition-related costs, litigation reserves, restructuring expenses, gain or loss on sale of property, plant and equipment, contingent consideration fair value adjustment, and non-operating income or loss.

Management uses these non-GAAP financial measures (a) to evaluate our historical and prospective financial performance and trends as well as our performance relative to competitors and peers; (b) to measure operational profitability on a consistent basis; (c) in presentations to the members of our Board of Directors to enable our Board of Directors to have the same measurement basis of operating performance as used by management in their assessment of performance and in forecasting; (d) to evaluate potential acquisitions; and (e) to ensure compliance with covenants and restricted activities under the terms of our ABL Credit Facility and outstanding notes, as further described in Note 9 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q. We believe these non-GAAP financial measures are frequently used by securities analysts, investors and other interested parties to evaluate companies in the industry.

Industry Trends
The RV and marine industries continue to experience supply shortages and shipping delays of raw material components. While we continue to manage through these supply disruptions, they have impacted our ability to increase production to meet existing demand in the current fiscal year. If these shortages and delays worsen, we could experience a negative impact on our sales and earnings in the future.

Results of Operations - Current Quarter Compared to the Comparable Prior Year Quarter

Consolidated Performance Summary
The following is an analysis of changes in key items included in the Consolidated Statements of Income for the three months ended November 27, 2021 compared to the three months ended November 28, 2020:

	Three Months Ended
($ in thousands, except per share data)	November 27, 2021	% of Revenues(1)	November 28, 2020	% of Revenues(1)	$ Change	% Change
Net revenues	$1,155,740	100.0%	$793,131	100.0%	$362,609	45.7%
Cost of goods sold	926,328	80.2%	656,127	82.7%	270,201	41.2%
Gross profit	229,412	19.8%	137,004	17.3%	92,408	67.4%
Selling, general, and administrative expenses	74,870	6.5%	48,399	6.1%	26,471	54.7%
Amortization	8,172	0.7%	3,590	0.5%	4,582	127.6%
Total operating expenses	83,042	7.2%	51,989	6.6%	31,053	59.7%
Operating income	146,370	12.7%	85,015	10.7%	61,355	72.2%
Interest expense, net	10,242	0.9%	9,941	1.3%	301	3.0%
Non-operating loss	6,357	0.6%	94	—%	(6,263)	6,662.8%
Income before income taxes	129,771	11.2%	74,980	9.5%	54,791	73.1%
Provision for income taxes	30,141	2.6%	17,557	2.2%	12,584	71.7%
Net income	$99,630	8.6%	$57,423	7.2%	$42,207	73.5%

Diluted earnings per share	$2.90		$1.70		$1.20	70.6%
Diluted weighted average shares outstanding	34,378		33,839		539	1.6%
(1)    Percentages may not add due to rounding differences.

Net revenues increased primarily due to unit growth and price increases.

Gross profit as a percentage of revenue increased primarily due to improved operating leverage on higher revenues, price increases, productivity initiatives, and favorable segment mix, partially offset by higher material and component costs.

Operating expenses increased primarily due to higher selling costs from improved operating performance, acquisition-related costs, incremental amortization, and normal operating expenses of Barletta.

Non-operating loss increased due to the contingent consideration fair value adjustment related to the acquisition of Barletta.

Our effective tax rate was relatively flat in the first quarter of Fiscal 2022 compared to the first quarter of Fiscal 2021 primarily due to the impact of a net favorable benefit in the current year related to stock compensation, offset by an increase to the rate due to consistent tax credits year-over-year and increased income in the current year.

Net income and diluted earnings per share increased primarily due to leverage gained on higher revenues, partially offset by increased operating expenses and higher income tax expense.

Non-GAAP Reconciliation
The following table reconciles net income to consolidated EBITDA and Adjusted EBITDA for the three months ended November 27, 2021 and November 28, 2020:

	Three Months Ended
(in thousands)	November 27, 2021	November 28, 2020
Net income	$99,630	$57,423
Interest expense, net	10,242	9,941
Provision for income taxes	30,141	17,557
Depreciation	5,306	4,160
Amortization	8,172	3,590
EBITDA	153,491	92,671
Acquisition-related costs	3,384	—
Litigation reserves	4,000	—
Gain on sale of property, plant and equipment	—	(3,565)
Restructuring expenses	—	93
Contingent consideration fair value adjustment	6,370	—
Non-operating (income) loss	(13)	94
Adjusted EBITDA	$167,232	$89,293

Reportable Segment Performance Summary
Towable
The following is an analysis of key changes in our Towable segment for the three months ended November 27, 2021 compared to the three months ended November 28, 2020:

	Three Months Ended
(in thousands, except ASP and units)	November 27, 2021	% of Revenues	November 28, 2020	% of Revenues	$ Change	% Change
Net revenues	$651,024		$454,901		$196,123	43.1%
Adjusted EBITDA	112,077	17.2%	63,143	13.9%	48,934	77.5%

Average Selling Price ("ASP")(1)	39,237		32,089		7,148	22.3%

	Three Months Ended
Unit deliveries	November 27, 2021	Product Mix(2)	November 28, 2020	Product Mix(2)	Unit Change	% Change
Travel trailer	11,143	67.8%	9,160	64.4%	1,983	21.6%
Fifth wheel	5,288	32.2%	5,054	35.6%	234	4.6%
Total towables	16,431	100.0%	14,214	100.0%	2,217	15.6%

	November 27, 2021		November 28, 2020		Change	% Change
Backlog(3)
Units	48,759		29,659		19,100	64.4%
Dollars	$1,874,847		$865,420		$1,009,427	116.6%
Dealer Inventory
Units	15,344		12,637		2,707	21.4%
(1)    Average selling price excludes off-invoice dealer incentives.
(2)    Percentages may not add due to rounding differences.
(3)    Our backlog includes all accepted orders from dealers which generally have been requested to be shipped within the next six months. Orders in backlog generally can be cancelled or postponed at the option of the dealer at any time without penalty; therefore, backlog may not necessarily be an accurate measure of future sales.

Net revenues increased primarily due to unit growth and price increases.

Adjusted EBITDA increased primarily due to operating leverage on an increase in unit sales, partially offset by higher operating expenses.

Motorhome
The following is an analysis of key changes in our Motorhome segment for the three months ended November 27, 2021 compared to the three months ended November 28, 2020:

	Three Months Ended
(in thousands, except ASP and units)	November 27, 2021	% of Revenues	November 28, 2020	% of Revenues	$ Change	% Change
Net revenues	$421,479		$322,389		$99,090	30.7%
Adjusted EBITDA	50,153	11.9%	30,343	9.4%	19,810	65.3%

ASP(1)	$152,550		$136,887		15,663	11.4%

	Three Months Ended
Unit deliveries	November 27, 2021	Product Mix(2)	November 28, 2020	Product Mix(2)	Unit Change	% Change
Class A	744	27.2%	598	25.7%	146	24.4%
Class B	1,447	52.9%	1,098	47.1%	349	31.8%
Class C	544	19.9%	634	27.2%	(90)	(14.2)%
Total motorhomes	2,735	100.0%	2,330	100.0%	405	17.4%

	November 27, 2021		November 28, 2020		Change	% Change
Backlog(3)
Units	18,826		13,217		5,609	42.4%
Dollars	$2,412,625		$1,709,154		$703,471	41.2%
Dealer Inventory
Units	2,468		2,123		345	16.3%
(1)    ASP excludes off-invoice dealer incentives.
(2)    Percentages may not add due to rounding differences.
(3)    Our backlog includes all accepted orders from dealers which generally have been requested to be shipped within the next six months. Orders in backlog generally can be cancelled or postponed at the option of the dealer at any time without penalty; therefore, backlog may not necessarily be an accurate measure of future sales.

Net revenues increased primarily due to unit growth and price increases.

Adjusted EBITDA increased primarily due to operating leverage on an increase in unit sales and productivity initiatives, partially offset by higher operating expenses.

Marine
The following is an analysis of key changes in our Marine segment for the three months ended November 27, 2021 compared to the three months ended November 28, 2020:

	Three Months Ended
(in thousands, except ASP and units)	November 27, 2021	% of Revenues	November 28, 2020	% of Revenues	$ Change	% Change
Net revenues	$79,318		$11,894		$67,424	566.9%
Adjusted EBITDA	10,570	13.3%	854	7.2%	9,716	1,137.7%

ASP(1)	$69,935		$195,103		(125,168)	(64.2)%

	Three Months Ended
Unit deliveries	November 27, 2021		November 28, 2020		Unit Change	% Change
Boats	1,135		61		1,074	1,760.7%

	November 27, 2021		November 28, 2020		Change	% Change
Backlog(3)
Units	3,002		317		2,685	847.0%
Dollars	$257,248		$61,848		$195,400	315.9%
Dealer Inventory
Units	1,446		155		1,291	832.9%
(1)    ASP excludes off-invoice dealer incentives.
(2)    Percentages may not add due to rounding differences.
(3)    Our backlog includes all accepted orders from dealers which generally have been requested to be shipped within the next six months. Orders in backlog generally can be cancelled or postponed at the option of the dealer at any time without penalty; therefore, backlog may not necessarily be an accurate measure of future sales.

Net revenues increased primarily due to the acquisition of Barletta at the beginning of the first quarter of Fiscal 2022.

Adjusted EBITDA increased primarily due to the acquisition of Barletta at the beginning of the first quarter of Fiscal 2022.

Analysis of Financial Condition, Liquidity, and Resources
Cash Flows
The following table summarizes our cash flows from operations:

	Three Months Ended
(in thousands)	November 27, 2021	November 28, 2020
Total cash provided by (used in):
Operating activities	$56,549	$(2,670)
Investing activities	(251,410)	(1,148)
Financing activities	(28,318)	(15,818)
Net increase (decrease) in cash and cash equivalents	$(223,179)	$(19,636)
Operating Activities
Cash provided by operating activities increased due to higher profitability, partially offset by investments in working capital to support current year revenue growth, including a $70.3 million increase in inventory to support customer demand, a $7.2 million increase in accounts receivable due to timing of invoicing/collections and a $17.7 million decrease in accounts payable due to timing of payments in the three months ended November 27, 2021.

Investing Activities
Cash used in investing activities increased primarily due to our acquisition of Barletta during the first quarter of Fiscal 2022.

Financing Activities
Cash used in financing activities increased primarily due to an increase in stock repurchases in the first quarter of Fiscal 2022.

Debt and Capital
We maintain a $192.5 million asset-based revolving credit facility ("ABL Credit Facility") with a maturity date of October 22, 2024 subject to certain factors which may accelerate the maturity date. As of November 27, 2021, we had no borrowings against the ABL Credit Facility.

As of November 27, 2021, we had $211.4 million in cash and cash equivalents and $192.5 million in unused ABL Credit Facility. Our cash and cash equivalent balances consist of high quality, short-term money market instruments.

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

Other Financial Measures
Working capital at November 27, 2021 and August 28, 2021 was $502.5 million and $651.6 million, respectively. We currently expect cash on hand, funds generated from operations, and the borrowing available under our ABL Credit Facility to be sufficient to cover both short-term and long-term operating requirements.

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

On October 13, 2021, our Board of Directors authorized a new share repurchase program in the amount of $200.0 million with no time restriction on the authorization, which took effect immediately and replaced the prior program. In the three months ended November 27, 2021, we repurchased 281,000 shares of our own common stock at a cost of $19.6 million under this authorization, and 55,000 shares at a cost of $4.1 million to satisfy tax obligations on employee equity awards vested. We continually evaluate if share repurchases reflect a prudent use of our capital and, subject to compliance with our ABL Credit Facility and Senior Secured Notes, we may purchase shares in the future. At November 27, 2021, we have $190.0 million remaining on our Board approved repurchase authorization.

On December 15, 2021, our Board of Directors approved a quarterly cash dividend of $0.18 per share payable on January 26, 2022, to common stockholders of record at the close of business on January 12, 2022.

Contractual Obligations and Commercial Commitments
There has been no material change in our contractual obligations since the end of Fiscal 2021. See our Annual Report on Form 10-K for the fiscal year ended August 28, 2021 for additional information regarding our contractual obligations and commercial commitments.

Critical Accounting Policies
We describe our significant accounting policies in Note 1 to the Consolidated Financial Statements included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 28, 2021. We discuss our critical accounting estimates in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 28, 2021. There have been no material changes to our significant accounting policies or critical accounting policies since the end of Fiscal 2021.

Recently Issued Accounting Pronouncements
For a summary of recently issued applicable accounting pronouncements, see Note 1 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Safe Harbor Statement Under the Private Securities Litigation Reform Act
Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as "anticipate," "assume,"

"believe," "estimate," "expect," "guidance," "intend," "outlook," "plan," "project," and other words and terms of similar meaning. Such statements reflect our current views and estimates with respect to future market conditions, company performance and financial results, operational investments, business prospects, new strategies, the competitive environment, and other events. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the potential results discussed in such forward-looking statements. Readers should review Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended August 28, 2021, and Item 1A of Part II of this Quarterly Report on Form 10-Q, for a description of important factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. Among the factors that could cause actual results and outcomes to differ materially from those contained in such forward-looking statements are the following:
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

Interest rate risk
As of November 27, 2021, we have no interest rate swaps outstanding and the Term Loan, that had been subject to variable interest rates, was repaid in the fourth quarter of Fiscal 2020 using the proceeds from the Senior Secured Notes. The ABL Credit Facility is our only floating rate debt instrument which remains undrawn as of November 27, 2021.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of Fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
For a description of our legal proceedings, see Note 11 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended August 28, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Stock Repurchases
Purchases of our common stock during each fiscal month of the first quarter of Fiscal 2022 are as follows:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3)
08/29/21 - 10/02/21	134,981	$71.12	134,981	$13,761,000
10/03/21 - 10/30/21	144,977	69.78	89,986	194,000,000
10/31/21 - 11/27/21	55,979	71.46	55,979	190,000,000
Total	335,937	$70.60	280,946	$190,000,000
(1)    Number of shares in the table are shown in whole numbers.
(2)    Shares not purchased as part of a publicly announced program were repurchased from employees who vested in Company shares and elected to pay their payroll tax via the value of shares delivered as opposed to cash.
(3)    Prior to October 13, 2021, pursuant to a $70 million share repurchase program authorized by our Board of Directors on October 18, 2017. On and after October 13, 2021, pursuant to a new $200.0 million share repurchase program authorized by our Board of Directors on October 13, 2021. There is no time restriction on the authorization.

Our Senior Secured Notes, as defined in Note 9 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, contains occurrence based restrictions that may limit our ability to make distributions or payments with respect to purchases of our common stock without consent of the lenders, except for limited purchases of our common stock from employees, in the event of a significant reduction in our EBITDA or in the event of a significant borrowing on our ABL Credit Facility.

Item 6.    Exhibits

3c.	Amended By-Laws of the Registrant effective December 1, 2021.

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

WINNEBAGO INDUSTRIES, INC.

Date:	December 17, 2021	By:	/s/ Michael J. Happe
Michael J. Happe
Chief Executive Officer, President
(Principal Executive Officer)

Date:	December 17, 2021	By:	/s/ Bryan L. Hughes
Bryan L. Hughes
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer)