Form 10-Q
period 2022-02-26
WINNEBAGO INDUSTRIES INC
filed 2022-03-23
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 26, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 001-06403

WINNEBAGO INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Minnesota			42-0802678
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

13200 Pioneer Trail	Eden Prairie	Minnesota	55347
(Address of principal executive offices)			(Zip Code)

952-829-8600
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.50 par value per share	WGO	New York Stock Exchange

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

As of March 17, 2022, there were 32,776,455 shares of common stock, par value $0.50 per share, outstanding.

Winnebago Industries, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended February 26, 2022

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Winnebago Industries, Inc.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	February 26, 2022	February 27, 2021	February 26, 2022	February 27, 2021
Net revenues	$1,164,731	$839,886	$2,320,471	$1,633,017
Cost of goods sold	948,154	683,304	1,874,482	1,339,431
Gross profit	216,577	156,582	445,989	293,586
Selling, general, and administrative expenses	71,795	53,016	146,665	101,415
Amortization	8,015	3,591	16,187	7,181
Total operating expenses	79,810	56,607	162,852	108,596
Operating income	136,767	99,975	283,137	184,990
Interest expense, net	10,325	10,052	20,567	19,993
Non-operating loss (income)	6,507	(311)	12,864	(217)
Income before income taxes	119,935	90,234	249,706	165,214
Provision for income taxes	28,760	21,166	58,901	38,723
Net income	$91,175	$69,068	$190,805	$126,491

Earnings per common share:
Basic	$2.75	$2.06	$5.75	$3.77
Diluted	$2.69	$2.04	$5.58	$3.74

Weighted average common shares outstanding:
Basic	33,098	33,533	33,210	33,571
Diluted	33,934	33,910	34,168	33,821

Net income	$91,175	$69,068	$190,805	$126,491
Other comprehensive income:
Amortization of net actuarial loss (net of tax of $3, $3, $6, and $6)	9	8	18	17
Comprehensive income	$91,184	$69,076	$190,823	$126,508

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Balance Sheets

(in thousands, except per share data)	February 26, 2022	August 28, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$134,832	$434,563
Receivables, less allowance for doubtful accounts ($294 and $307, respectively)	380,039	253,808
Inventories, net	469,454	341,473
Prepaid expenses and other current assets	25,139	29,069
Total current assets	1,009,464	1,058,913
Property, plant, and equipment, net	239,034	191,427
Goodwill	484,176	348,058
Other intangible assets, net	485,619	390,407
Investment in life insurance	29,306	28,821
Operating lease assets	43,473	28,379
Other long-term assets	18,361	16,562
Total assets	$2,309,433	$2,062,567

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$211,280	$180,030
Income taxes payable	—	8,043
Accrued expenses:
Accrued compensation	59,947	67,541
Product warranties	113,818	91,222
Self-insurance	17,871	19,296
Promotional	13,723	10,040
Accrued interest and dividends	4,489	10,720
Other current liabilities	42,918	20,384
Total current liabilities	464,046	407,276
Long-term debt, net	536,990	528,559
Deferred income taxes	11,458	13,429
Unrecognized tax benefits	6,222	6,483
Long-term operating lease liabilities	42,420	26,745
Deferred compensation benefits, net of current portion	9,425	9,550
Other long-term liabilities	29,885	13,582
Total liabilities	1,100,446	1,005,624
Contingent liabilities and commitments (Note 11)
Shareholders' equity:
Preferred stock, par value $0.01: 10,000 shares authorized; Zero shares issued and outstanding	—	—
Common stock, par value $0.50: 120,000 shares authorized; 51,776 shares issued and outstanding	25,888	25,888
Additional paid-in capital	238,159	218,490
Retained earnings	1,357,812	1,172,996
Accumulated other comprehensive loss	(473)	(491)
Treasury stock, at cost: 19,045 and 18,713 shares, respectively	(412,399)	(359,940)
Total shareholders' equity	1,208,987	1,056,943
Total liabilities and shareholders' equity	$2,309,433	$2,062,567
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(in thousands)	February 26, 2022	February 27, 2021
Operating activities
Net income	$190,805	$126,491
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	10,767	8,559
Amortization	16,187	7,181
Non-cash interest expense, net	7,326	6,769
Amortization of debt issuance costs	1,225	1,229
Last in, first-out expense	2,772	552
Stock-based compensation	6,891	6,981
Deferred income taxes	(1,977)	914
Contingent consideration fair value adjustment	12,887	—
Other, net	2,212	(3,460)
Change in operating assets and liabilities, net of assets and liabilities acquired
Receivables, net	(123,595)	(11,547)
Inventories, net	(109,304)	(96,079)
Prepaid expenses and other assets	5,613	2,321
Accounts payable	26,703	12,487
Income taxes and unrecognized tax benefits	(7,941)	(10,698)
Accrued expenses and other liabilities	5,570	15,222
Net cash provided by operating activities	46,141	66,922

Investing activities
Purchases of property, plant, and equipment	(43,426)	(14,920)
Acquisition of business, net of cash acquired	(228,159)	—
Proceeds from the sale of property, plant, and equipment	49	7,778
Other, net	(245)	(223)
Net cash used in investing activities	(271,781)	(7,365)

Financing activities
Borrowings on long-term debt	1,943,583	1,647,764
Repayments on long-term debt	(1,943,583)	(1,647,764)
Payments of cash dividends	(11,991)	(8,075)
Payments for repurchases of common stock	(64,218)	(12,109)
Payments of debt issuance costs	—	(224)
Other, net	2,118	1,291
Net cash used in financing activities	(74,091)	(19,117)

Net (decrease)/increase in cash and cash equivalents	(299,731)	40,440
Cash and cash equivalents at beginning of period	434,563	292,575
Cash and cash equivalents at end of period	$134,832	$333,015

Supplemental Disclosures
Income taxes paid, net	$71,344	$47,804
Interest paid	11,891	12,244

Non-cash investing and financing activities
Issuance of common stock for acquisition of business	$22,000	$—
Capital expenditures in accounts payable	1,126	195
Increase (decrease) in lease assets in exchange for lease liabilities:
Operating leases	17,164	(142)
Finance leases	1,698	(10)
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Three Months Ended February 26, 2022
(in thousands, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balance at November 27, 2021	51,776	$25,888	$233,727	$1,272,697	$(482)	(18,476)	$(372,572)	$1,159,258
Stock-based compensation	—	—	4,157	—	—	1	23	4,180
Issuance of stock, net	—	—	275	—	—	31	645	920
Repurchase of common stock	—	—	—	—	—	(601)	(40,495)	(40,495)
Common stock dividends; $0.18 per share	—	—	—	(6,060)	—	—	—	(6,060)
Total comprehensive income	—	—	—	—	9	—	—	9
Net income	—	—	—	91,175	—	—	—	91,175
Balance at February 26, 2022	51,776	$25,888	$238,159	$1,357,812	$(473)	(19,045)	$(412,399)	$1,208,987

	Three Months Ended February 27, 2021
(in thousands, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balance at November 28, 2020	51,776	$25,888	$204,551	$966,945	$(517)	(18,275)	$(325,309)	$871,558
Stock-based compensation	—	—	4,622	—	—	1	5	4,627
Issuance of stock, net	—	—	554	—	—	58	1,045	1,599
Repurchase of common stock	—	—	—	—	—	(9)	(503)	(503)
Common stock dividends; $0.12 per share	—	—	—	(3,993)	—	—	—	(3,993)
Total comprehensive income	—	—	—	—	8	—	—	8
Net income	—	—	—	69,068	—	—	—	69,068
Balance at February 27, 2021	51,776	$25,888	$209,727	$1,032,020	$(509)	(18,225)	$(324,762)	$942,364

	Six Months Ended February 26, 2022
(in thousands, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balances at August 28, 2021	51,776	$25,888	$218,490	$1,172,996	$(491)	(18,713)	$(359,940)	$1,056,943
Stock-based compensation	—	—	6,859	—	—	1	32	6,891
Issuance of stock for acquisition	—	—	14,709	—	—	379	7,291	22,000
Issuance of stock, net	—	—	(1,899)	—	—	225	4,436	2,537
Repurchase of common stock	—	—	—	—	—	(937)	(64,218)	(64,218)
Common stock dividends; $0.18 per share	—	—	—	(6,060)	—	—	—	(6,060)
Other	—	—	—	71	—	—	—	71
Total comprehensive income	—	—	—	—	18	—	—	18
Net income	—	—	—	190,805	—	—	—	190,805
Balances at February 26, 2022	51,776	$25,888	$238,159	$1,357,812	$(473)	(19,045)	$(412,399)	$1,208,987

	Six Months Ended February 27, 2021
(in thousands, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balances at August 29, 2020	51,776	$25,888	$203,791	$913,610	$(526)	(18,133)	$(315,297)	$827,466
Stock-based compensation	—	—	6,968	—	—	1	13	6,981
Issuance of stock, net	—	—	(1,032)	—	—	149	2,631	1,599
Repurchase of common stock	—	—	—	—	—	(242)	(12,109)	(12,109)
Common stock dividends; $0.24 per share	—	—	—	(8,081)	—	—	—	(8,081)
Total comprehensive income	—	—	—	—	17	—	—	17
Net income	—	—	—	126,491	—	—	—	126,491
Balances at February 27, 2021	51,776	$25,888	$209,727	$1,032,020	$(509)	(18,225)	$(324,762)	$942,364

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(All amounts in tables are in thousands, except share and per share data, unless otherwise designated)

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

On March 16, 2022, our Board of Directors declared a quarterly cash dividend of $0.18 per share payable on April 27, 2022 to common shareholders of record at the close of business on April 13, 2022.

CARES Act
The Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law on March 27, 2020 to help alleviate the impact of the COVID-19 pandemic in the U.S. We took advantage of the employer payroll tax deferral offered by the CARES Act, which allowed us to defer the payment of employer payroll taxes for the period from March 27, 2020 to December 31, 2020. The deferred employer payroll tax liability paid in the first six months of Fiscal 2022 was $8.0 million and the liability left to pay as of February 26, 2022 was $8.2 million, which will be paid in December 2022. We also took advantage of a tax credit granted to companies under the CARES Act who continued to pay their employees when operations were fully or partially suspended. The refundable tax credit available through the end of the third quarter of Fiscal 2020 reflected in cost of goods sold on the Consolidated Statements of Income and Comprehensive Income was approximately $4.0 million. The entire amount is expected to be received during calendar year 2022. As of February 26, 2022, $2.3 million remains outstanding within other current assets on the Consolidated Balance Sheets.

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

The acquisition of Barletta resulted in a newly created Marine reportable segment that includes the Barletta and Chris-Craft operating segments.

We acquired Barletta for a purchase price of $286.3 million, including cash payments of $240.1 million, $25.0 million in common stock issued to the sellers (subject to a discount noted below), and contingent consideration from earnout provisions. The common stock fair value included in the purchase price reflects a 12% discount, due to the lack of marketability as these are unregistered shares that have a one-year lockup restriction, which reduced the value of the common stock to $22.0 million. The contingent consideration includes both a potential stock payout as well as a potential cash payment based on achievement of certain financial performance metrics over the next few years. The maximum payout under the earnout is $50.0 million in cash and $15.0 million in stock if all metrics are achieved. The fair value of the earnout as of August 31, 2021 was $24.2 million. The fair value of the earnout as of February 26, 2022 was $37.1 million, of which $13.8 million is included in other current liabilities and $23.3 million is included in other long-term liabilities on the Consolidated Balance Sheets.

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

Our Chief Executive Officer (the Chief Operating Decision Maker ("CODM")) regularly reviews consolidated financial results in their entirety and operating segment financial information through Adjusted EBITDA and has ultimate responsibility for enterprise decisions. Our CODM is responsible for allocating resources and assessing performance of the consolidated enterprise, reportable segments and between operating segments. Management of each operating segment has responsibility for operating decisions, allocating resources and assessing performance within their respective operating segment. The accounting policies of all reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 28, 2021.

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

Financial information by reportable segment is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	February 26, 2022	February 27, 2021	February 26, 2022	February 27, 2021
Net Revenues
Towable	$646,601	$439,284	$1,297,625	$894,185
Motorhome	417,565	382,575	839,044	704,964
Marine	97,309	14,463	176,627	26,357
Corporate / All Other	3,256	3,564	7,175	7,511
Consolidated	$1,164,731	$839,886	$2,320,471	$1,633,017

Adjusted EBITDA
Towable	$100,573	$62,366	$212,650	$125,509
Motorhome	46,095	50,969	96,248	81,312
Marine	12,953	1,024	23,523	1,878
Corporate / All Other	(8,892)	(6,394)	(14,460)	(11,441)
Consolidated	$150,729	$107,965	$317,961	$197,258

Capital Expenditures
Towable	$10,181	$2,714	$21,339	$6,851
Motorhome	7,875	3,268	15,626	7,271
Marine	1,912	249	2,540	798
Corporate / All Other	243	—	3,921	—
Consolidated	$20,211	$6,231	$43,426	$14,920

(in thousands)	February 26, 2022	August 28, 2021
Assets
Towable	$850,244	$790,257
Motorhome	910,496	728,060
Marine	402,395	102,901
Corporate / All Other	146,298	441,349
Consolidated	$2,309,433	$2,062,567

Reconciliation of net income to consolidated Adjusted EBITDA is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	February 26, 2022	February 27, 2021	February 26, 2022	February 27, 2021
Net income	$91,175	$69,068	$190,805	$126,491
Interest expense, net	10,325	10,052	20,567	19,993
Provision for income taxes	28,760	21,166	58,901	38,723
Depreciation	5,461	4,399	10,767	8,559
Amortization	8,015	3,591	16,187	7,181
EBITDA	143,736	108,276	297,227	200,947
Acquisition-related costs	486	—	3,870	—
Litigation reserves	—	—	4,000	—
Restructuring expenses	—	—	—	93
Gain on sale of property, plant and equipment	—	—	—	(3,565)
Contingent consideration fair value adjustment	6,517	—	12,887	—
Non-operating income	(10)	(311)	(23)	(217)
Adjusted EBITDA	$150,729	$107,965	$317,961	$197,258

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

	Fair Value at	Fair Value Hierarchy
(in thousands)	February 26, 2022	Level 1	Level 2	Level 3
Assets that fund deferred compensation
Domestic equity funds	$1,265	$1,265	$—	$—
International equity funds	68	68	—	—
Fixed income funds	184	184	—	—
Total assets at fair value	$1,517	$1,517	$—	$—

Contingent consideration
Earnout liability	$37,078	$—	$—	$37,078
Total liabilities at fair value	$37,078	$—	$—	$37,078

	Fair Value at	Fair Value Hierarchy
(in thousands)	August 28, 2021	Level 1	Level 2	Level 3
Assets that fund deferred compensation
Domestic equity funds	$940	$940	$—	$—
International equity funds	41	41	—	—
Fixed income funds	46	46	—	—
Total assets at fair value	$1,027	$1,027	$—	$—

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

The fair value of the earnout liability that will be settled within a year is included in other current liabilities on the Consolidated Balance Sheets. The remaining earnout liability is included in other long-term liabilities on the Consolidated Balance Sheets.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain financial instruments are measured at fair value on a nonrecurring basis. These assets primarily include goodwill, intangible assets, property, plant and equipment, and right-of-use lease assets. These assets were originally recognized at amounts equal to the fair value determined at date of acquisition or purchase. If certain triggering events occur, or if an annual impairment test is required, we will evaluate the non-financial asset for impairment. If an impairment has occurred, the asset will be written down to its current estimated fair value. No impairments were recorded for non-financial assets in the three or six months ended February 26, 2022 or February 27, 2021.

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

Note 5.    Inventories

Inventories consist of the following:

(in thousands)	February 26, 2022	August 28, 2021
Finished goods	$14,438	$12,243
Work-in-process	187,826	184,611
Raw materials	308,926	183,583
Total	511,190	380,437
Less: Excess of FIFO over LIFO cost	41,736	38,964
Inventories, net	$469,454	$341,473

Inventory valuation methods consist of the following:

(in thousands)	February 26, 2022	August 28, 2021
LIFO basis	$202,162	$139,544
First-in, first-out basis	309,028	240,893
Total	$511,190	$380,437

The above inventory value, before reduction for the LIFO reserve, approximates replacement cost at the respective dates.

Note 6.    Property, Plant, and Equipment
Property, plant, and equipment is stated at cost, net of accumulated depreciation, and consists of the following:

(in thousands)	February 26, 2022	August 28, 2021
Land	$10,697	$9,111
Buildings and building improvements	168,554	147,629
Machinery and equipment	128,707	121,911
Software	36,259	36,815
Transportation	5,977	5,335
Construction in progress	58,075	31,137
Property, plant, and equipment, gross	408,269	351,938
Less: Accumulated depreciation	169,235	160,511
Property, plant, and equipment, net	$239,034	$191,427

Depreciation expense was $5.5 million and $4.4 million for the three months ended February 26, 2022 and February 27, 2021, respectively; and $10.8 million and $8.6 million for the six months ended February 26, 2022 and February 27, 2021, respectively.

Note 7.    Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by reportable segment, with no accumulated impairment losses, for the six months ended February 26, 2022 and February 27, 2021 are as follows:

(in thousands)	Towable	Motorhome	Marine	Total
Balances at August 29, 2020 and February 27, 2021(1)	$244,684	$73,127	$30,247	$348,058

Balances at August 28, 2021	$244,684	$73,127	$30,247	$348,058
Acquisition of Barletta(2)	—	—	136,118	136,118
Balances at February 26, 2022	$244,684	$73,127	$166,365	$484,176
(1)    There was no activity in the six months ended February 27, 2021.
(2)    The change in marine activity is related to the acquisition of Barletta that occurred on August 31, 2021. See Note 2 to the Consolidated Financial Statements included in Item 1 of Part I of this quarterly report on Form 10-Q.

Other intangible assets, net of accumulated amortization, consist of the following:

	February 26, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$352,250	$—	$352,250
Dealer networks	179,981	$53,084	126,897
Backlog	42,327	36,727	5,600
Non-compete agreements	6,647	5,775	872
Other intangible assets	$581,205	$95,586	$485,619

	August 28, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$275,250	$—	$275,250
Dealer networks	159,581	45,652	113,929
Backlog	28,327	28,327	—
Non-compete agreements	6,647	5,419	1,228
Other intangible assets	$469,805	$79,398	$390,407

The weighted average remaining amortization period for intangible assets as of February 26, 2022 was approximately 9 years.

Estimated future amortization expense related to finite-lived intangible assets is as follows:

(in thousands)	Amount
Remainder of Fiscal 2022	$13,232
Fiscal 2023	15,226
Fiscal 2024	15,124
Fiscal 2025	14,919
Fiscal 2026	14,865
Fiscal 2027	14,865
Thereafter	45,138
Total amortization expense remaining	$133,369

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

Changes in the product warranty liability are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	February 26, 2022	February 27, 2021	February 26, 2022	February 27, 2021
Balance at beginning of period	$102,424	$70,502	$91,222	$64,031
Business acquisition(1)	—	—	4,656	—
Provision	31,163	20,227	57,222	41,930
Claims paid	(19,769)	(14,689)	(39,282)	(29,921)
Balance at end of period	$113,818	$76,040	$113,818	$76,040
(1)    Relates to the acquisition of Barletta on August 31, 2021. See Note 2 to the Consolidated Financial Statements in Item 1 of Part I of this quarterly report on Form 10-Q for additional acquisition information.

Note 9.    Long-Term Debt

Long-term debt consists of the following:

(in thousands)	February 26, 2022	August 28, 2021
ABL Credit Facility	$—	$—
Senior Secured Notes	300,000	300,000
Convertible Notes	300,000	300,000
Long-term debt, gross	600,000	600,000
Convertible Notes unamortized interest discount	(53,040)	(60,366)
Debt issuance costs, net	(9,970)	(11,075)
Long-term debt, net	$536,990	$528,559

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

It is our current intent to settle all conversions of the Convertible Notes in cash. Our ability to cash settle may be limited depending on the stock price at the time of conversion.

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

Fair Value and Future Maturities
As of February 26, 2022 and August 28, 2021, the fair value of long-term debt, gross, was $663.5 million and $726.6 million, respectively.

Aggregate contractual maturities of debt in future fiscal years are as follows:

(in thousands)	Amount
Remainder of Fiscal 2022	$—
Fiscal 2023	—
Fiscal 2024	—
Fiscal 2025	300,000
Fiscal 2026	—
Fiscal 2027	—
Thereafter	300,000
Total Senior Secured Notes and Convertible Notes	$600,000

Note 10.    Employee and Retiree Benefits

Deferred compensation liabilities are as follows:

(in thousands)	February 26, 2022	August 28, 2021
Non-qualified deferred compensation	$9,015	$9,731
Supplemental executive retirement plan	1,623	1,615
Executive deferred compensation plan	1,520	1,029
Total deferred compensation benefits	12,158	12,375
Less current portion(1)	2,733	2,825
Deferred compensation benefits, net of current portion	$9,425	$9,550
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

Our repurchase agreements generally provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 24 months, provide that our liability will be the lesser of remaining principal owed by the dealer to the lending institution, or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our liability cannot exceed 100% of the dealer invoice. In certain instances, we also repurchase inventory from dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of recreational vehicles or boats to repurchase current inventory if a dealership exits the business. The total contingent liability on all of our repurchase agreements was approximately $1,452.6 million and $727.7 million at February 26, 2022 and August 28, 2021, respectively.

Repurchased sales are not recorded as a revenue transaction, rather the net difference between the original repurchase price and the resale price is recorded against the loss reserve, which is a deduction from gross revenue. Our loss reserve for repurchase commitments contains uncertainties because the calculation requires management to make assumptions and apply judgment regarding a number of factors. Our risk of loss related to these repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period-end reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on these repurchase agreements and our historical loss experience, an associated loss reserve is established which is included in accrued expenses: other on the Consolidated Balance Sheets. Our repurchase accrual was $1.2 million and $0.9 million at February 26, 2022 and August 28, 2021, respectively. Repurchase risk is affected by the credit worthiness of our dealer network. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to establish the loss reserve for repurchase commitments.

There was no material activity related to repurchase agreements during the six months ended February 26, 2022 and February 27, 2021.

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

Note 12. Revenue

All operating revenue is generated from contracts with customers. Our primary revenue source is generated through the sale of manufactured non-motorized towable units, motorized units and marine units to our independent dealer network (our customers). The following table disaggregates revenue by reportable segment and product category:

	Three Months Ended		Six Months Ended
(in thousands)	February 26, 2022	February 27, 2021	February 26, 2022	February 27, 2021
Net Revenues
Towable
Fifth Wheel	$281,147	$226,942	$606,909	$467,390
Travel Trailer	356,750	207,042	672,164	415,638
Other(1)	8,704	5,300	18,552	11,157
Total Towable	646,601	439,284	1,297,625	894,185
Motorhome			—	—
Class A	164,999	157,744	360,296	291,910
Class B	167,691	137,170	312,702	246,457
Class C and Other(1)	84,875	87,661	166,046	166,597
Total Motorhome	417,565	382,575	839,044	704,964
Marine	97,309	14,463	176,627	26,357
Corporate / All Other(2)	3,256	3,564	7,175	7,511
Consolidated Net Revenues	$1,164,731	$839,886	$2,320,471	$1,633,017
(1)    Relates to parts, accessories, and services.
(2)    Relates to specialty vehicle units, parts, accessories, and services.

We do not have material contract assets or liabilities. Allowances for uncollectible receivables are established based on historical collection trends, write-off history, consideration of current conditions and expectations for future economic conditions.

Concentration of Risk
No single dealer organization accounted for more than 10% of net revenue for the six months ended February 26, 2022 or February 27, 2021.

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

Stock-based compensation expense was $4.2 million and $4.6 million during the three months ended February 26, 2022 and February 27, 2021, respectively; and $6.9 million and $7.0 million during the six months ended February 26, 2022 and February 27, 2021, respectively. Compensation expense is recognized over the requisite service or performance period of the award.

Note 14. Income Taxes

Our effective tax rate was 24.0% and 23.5% for the three months ended February 26, 2022 and February 27, 2021, respectively, and 23.6% and 23.4% for the six months ended February 26, 2022 and February 27, 2021, respectively. The increase in tax rate for the three and six months ended February 26, 2022 compared to the three and six months ended February 27, 2021 was driven primarily by the impact of both consistent tax credits year-over-year over increased income in the current year and a net unfavorable expense in the current year related to stock compensation.

We file a U.S. Federal tax return, as well as returns in various international and state jurisdictions. As of February 26, 2022, our Federal returns from Fiscal 2018 to present are subject to review by the Internal Revenue Service. With limited exceptions, state returns from Fiscal 2017 to present continue to be subject to review by state taxing jurisdictions. We are currently under review by certain U.S. state tax authorities for Fiscal 2016 through Fiscal 2019. We believe we have adequately reserved for our exposure to potential additional payments for uncertain tax positions in our liability for unrecognized tax benefits.

Note 15. Earnings Per Share
Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	February 26, 2022	February 27, 2021	February 26, 2022	February 27, 2021
Net income	$91,175	$69,068	$190,805	$126,491

Weighted average common shares outstanding	33,098	33,533	33,210	33,571
Dilutive impact of stock compensation awards	458	270	511	250
Dilutive impact of convertible notes	378	107	447	—
Weighted average common shares outstanding, assuming dilution	33,934	33,910	34,168	33,821

Anti-dilutive securities excluded from weighted average common shares outstanding, assuming dilution	40	—	112	53

Basic earnings per common share	$2.75	$2.06	$5.75	$3.77
Diluted earnings per common share	$2.69	$2.04	$5.58	$3.74

Under the treasury stock method, shares associated with certain anti-dilutive securities have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding or anti-dilution.

Note 16. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income ("AOCI") by component, net of tax, were:

	Three Months Ended		Six Months Ended
	February 26, 2022	February 27, 2021	February 26, 2022	February 27, 2021
(in thousands)	Defined Benefit Pension Items	Defined Benefit Pension Items	Defined Benefit Pension Items	Defined Benefit Pension Items
Balance at beginning of period	$(482)	$(517)	$(491)	$(526)
Amounts reclassified from AOCI	9	8	18	17
Net current-period OCI	9	8	18	17
Balance at end of period	$(473)	$(509)	$(473)	$(509)

Reclassifications out of AOCI, net of tax, were:

		Three Months Ended		Six Months Ended
(in thousands)	Location on Consolidated Statements of Income and Comprehensive Income	February 26, 2022	February 27, 2021	February 26, 2022	February 27, 2021
Amortization of net actuarial loss	SG&A	$9	$8	$18	$17

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

Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended August 28, 2021 (including the information presented therein under Risk Factors), as well as our reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited. All amounts in tables are in thousands, except share and per share data, unless otherwise noted.

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

Macroeconomic Events
In February 2022, the United States announced targeted economic sanctions on Russia in response to the military conflict in Ukraine. As described in Part I, Item 1A — Risk Factors, in the Annual Report on Form 10-K for the fiscal year ended August 28, 2021, our business may be sensitive to economic conditions such as the adverse impact of global tensions, which could impact input costs, consumer spending, and fuel prices. As our operations are primarily in North America, we have no direct exposure to Russia and Ukraine. However, we are actively monitoring the broader economic impact of the crisis, especially the potential impact of rising commodity and fuel prices, and the potential decreased demand for our products.

We continue to monitor guidance from international and domestic authorities, including federal, state and local public health authorities, regarding the COVID-19 pandemic and may take additional actions based on their requirements and recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. Overall, there has been strong retail demand by consumers of RVs as a safe travel option, and of marine products as a safe way to experience the outdoors, during the COVID-19 pandemic. Our production has experienced certain supply shortages and material and component cost inflation. If these disruptions continue, or if there are additional disruptions in our supply chain, it could materially or adversely impact our operating results and financial condition. Despite certain supply shortages and inflationary cost input pressures, we continue to actively manage through these temporary supply chain disruptions. Refer to the COVID-19 related risk factors disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended August 28, 2021.

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

The acquisition of Barletta resulted in a newly created Marine reportable segment effective as of the first quarter of Fiscal 2022. The segment consists of Barletta and our existing Chris-Craft operating segment.

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

Included in "Results of Operations" below for the three and six months ended February 26, 2022 compared to the comparable prior year period is a reconciliation of EBITDA and Adjusted EBITDA from net income, the nearest GAAP measure. We have included these non-GAAP performance measures as a comparable measure to illustrate the effect of non-recurring transactions that occurred during the reported periods and to improve comparability of our results from period to period. We believe Adjusted EBITDA provides meaningful supplemental information about our operating performance as this measure excludes amounts from net income that we do not consider part of our core operating results when assessing our performance. Examples of items excluded from Adjusted EBITDA include acquisition-related costs, litigation reserves, restructuring expenses, gain or loss on sale of property, plant and equipment, contingent consideration fair value adjustment, and non-operating income or loss.

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

Industry Trends
The RV and marine industries continue to experience supply chain disruptions, including supply shortages, shipping delays, and material and component cost inflation. While we continue to manage through these supply chain disruptions, they have impacted our ability to increase production to meet existing demand in the current fiscal year. If these disruptions worsen, we could experience a negative impact on our sales and earnings in the future.

Results of Operations - Three Months Ended February 26, 2022 Compared to the Three Months Ended February 27, 2021

Consolidated Performance Summary
The following is an analysis of changes in key items included in the Consolidated Statements of Income for the three months ended February 26, 2022 compared to the three months ended February 27, 2021:

	Three Months Ended
($ in thousands, except per share data)	February 26, 2022	% of Revenues(1)	February 27, 2021	% of Revenues(1)	$ Change	% Change
Net revenues	$1,164,731	100.0%	$839,886	100.0%	$324,845	38.7%
Cost of goods sold	948,154	81.4%	683,304	81.4%	264,850	38.8%
Gross profit	216,577	18.6%	156,582	18.6%	59,995	38.3%
Selling, general, and administrative expenses	71,795	6.2%	53,016	6.3%	18,779	35.4%
Amortization	8,015	0.7%	3,591	0.4%	4,424	123.2%
Total operating expenses	79,810	6.9%	56,607	6.7%	23,203	41.0%
Operating income	136,767	11.7%	99,975	11.9%	36,792	36.8%
Interest expense, net	10,325	0.9%	10,052	1.2%	273	2.7%
Non-operating loss (income)	6,507	0.6%	(311)	—%	(6,818)	(2,192.3)%
Income before income taxes	119,935	10.3%	90,234	10.7%	29,701	32.9%
Provision for income taxes	28,760	2.5%	21,166	2.5%	7,594	35.9%
Net income	$91,175	7.8%	$69,068	8.2%	$22,107	32.0%

Diluted earnings per share	$2.69		$2.04		$0.65	31.9%
Diluted weighted average shares outstanding	33,934		33,910		24	0.1%
(1)    Percentages may not add due to rounding differences.

Net revenues increased in the second quarter of Fiscal 2022 compared to the second quarter of Fiscal 2021 primarily due to unit growth, including incremental volume from the acquisition of Barletta, and price increases related to current and anticipated higher material and component costs.

Gross profit as a percentage of revenue was essentially flat in the second quarter of Fiscal 2022 compared to the second quarter of Fiscal 2021 primarily due to price increases ahead of known and anticipated material and component cost inflation, and operating leverage, offset by production inefficiencies related to supply constraints.

Operating expenses increased in the second quarter of Fiscal 2022 compared to the second quarter of Fiscal 2021 primarily due to higher operating expenses to support increasing sales and improved operating performance, and incremental operating expenses and amortization associated with the acquisition of Barletta.

Non-operating loss increased in the second quarter of Fiscal 2022 compared to the second quarter of Fiscal 2021 due to the contingent consideration fair value adjustment related to the acquisition of Barletta.

Our effective tax rate was relatively flat in the second quarter of Fiscal 2022 compared to the second quarter of Fiscal 2021 primarily due to the impact of consistent tax credits compared to prior year over increased income in the current year and net unfavorable expense in the current year related to stock compensation.

Net income and diluted earnings per share increased in the second quarter of Fiscal 2022 compared to the second quarter of Fiscal 2021 primarily due to leverage gained on higher revenues, partially offset by increased operating expenses and higher income tax expense.

Non-GAAP Reconciliation
The following table reconciles net income to consolidated EBITDA and Adjusted EBITDA for the three months ended February 26, 2022 and February 27, 2021:

	Three Months Ended
(in thousands)	February 26, 2022	February 27, 2021
Net income	$91,175	$69,068
Interest expense, net	10,325	10,052
Provision for income taxes	28,760	21,166
Depreciation	5,461	4,399
Amortization	8,015	3,591
EBITDA	143,736	108,276
Acquisition-related costs	486	—
Contingent consideration fair value adjustment	6,517	—
Non-operating income	(10)	(311)
Adjusted EBITDA	$150,729	$107,965

Reportable Segment Performance Summary
Towable
The following is an analysis of key changes in our Towable segment for the three months ended February 26, 2022 compared to the three months ended February 27, 2021:

	Three Months Ended
(in thousands, except ASP and units)	February 26, 2022	% of Revenues	February 27, 2021	% of Revenues	$ Change	% Change
Net revenues	$646,601		$439,284		$207,317	47.2%
Adjusted EBITDA	100,573	15.6%	62,366	14.2%	38,207	61.3%

Average Selling Price ("ASP")(1)	41,917		32,377		9,540	29.5%

	Three Months Ended
Unit deliveries	February 26, 2022	Product Mix(2)	February 27, 2021	Product Mix(2)	Unit Change	% Change
Travel trailer	10,764	70.4%	8,876	65.7%	1,888	21.3%
Fifth wheel	4,530	29.6%	4,632	34.3%	(102)	(2.2)%
Total towables	15,294	100.0%	13,508	100.0%	1,786	13.2%
(1)    Average selling price excludes off-invoice dealer incentives.
(2)    Percentages may not add due to rounding differences.

Net revenues increased in the second quarter of Fiscal 2022 compared to the second quarter of Fiscal 2021 primarily due to price increases related to current and anticipated higher material and component costs, and unit growth.

Adjusted EBITDA increased in the second quarter of Fiscal 2022 compared to the second quarter of Fiscal 2021 primarily due to price increases ahead of current and anticipated material and component cost inflation, partially offset by higher operating expenses.

Motorhome
The following is an analysis of key changes in our Motorhome segment for the three months ended February 26, 2022 compared to the three months ended February 27, 2021:

	Three Months Ended
(in thousands, except ASP and units)	February 26, 2022	% of Revenues	February 27, 2021	% of Revenues	$ Change	% Change
Net revenues	$417,565		$382,575		$34,990	9.1%
Adjusted EBITDA	46,095	11.0%	50,969	13.3%	(4,874)	(9.6)%

ASP(1)	$146,289		$130,856		15,433	11.8%

	Three Months Ended
Unit deliveries	February 26, 2022	Product Mix(2)	February 27, 2021	Product Mix(2)	Unit Change	% Change
Class A	588	20.8%	704	24.4%	(116)	(16.5)%
Class B	1,641	58.0%	1,419	49.2%	222	15.6%
Class C	602	21.3%	762	26.4%	(160)	(21.0)%
Total motorhomes	2,831	100.0%	2,885	100.0%	(54)	(1.9)%
(1)    ASP excludes off-invoice dealer incentives.
(2)    Percentages may not add due to rounding differences.

Net revenues increased in the second quarter of Fiscal 2022 compared to the second quarter of Fiscal 2021 primarily due to price increases.

Adjusted EBITDA decreased in the second quarter of Fiscal 2022 compared to the second quarter of Fiscal 2021 primarily due to production inefficiencies caused by supply constraints, partially offset by price increases ahead of known and anticipated material and component cost inflation.

Marine
The following is an analysis of key changes in our Marine segment for the three months ended February 26, 2022 compared to the three months ended February 27, 2021:

	Three Months Ended
(in thousands, except ASP and units)	February 26, 2022	% of Revenues	February 27, 2021	% of Revenues	$ Change	% Change
Net revenues	$97,309		$14,463		$82,846	572.8%
Adjusted EBITDA	12,953	13.3%	1,024	7.1%	11,929	1,164.9%

ASP(1)	$73,492		$209,931		(136,439)	(65.0)%

	Three Months Ended
Unit deliveries	February 26, 2022		February 27, 2021		Unit Change	% Change
Boats	1,322		69		1,253	1,815.9%
(1)    ASP excludes off-invoice dealer incentives.

Net revenues increased in the second quarter of Fiscal 2022 compared to the second quarter of Fiscal 2021 primarily due to the acquisition of Barletta at the beginning of the first quarter of Fiscal 2022.

Adjusted EBITDA increased in the second quarter of Fiscal 2022 compared to the second quarter of Fiscal 2021 primarily due to the acquisition of Barletta at the beginning of the first quarter of Fiscal 2022.

Results of Operations - Six Months Ended February 26, 2022 Compared to the Six Months Ended February 27, 2021

Consolidated Performance Summary
The following is an analysis of changes in key items included in the Consolidated Statements of Income for the six months ended February 26, 2022 compared to the six months ended February 27, 2021:

	Six Months Ended
($ in thousands, except per share data)	February 26, 2022	% of Revenues(1)	February 27, 2021	% of Revenues(1)	$ Change	% Change
Net revenues	$2,320,471	100.0%	$1,633,017	100.0%	$687,454	42.1%
Cost of goods sold	1,874,482	80.8%	1,339,431	82.0%	535,051	39.9%
Gross profit	445,989	19.2%	293,586	18.0%	152,403	51.9%
Selling, general, and administrative expenses	146,665	6.3%	101,415	6.2%	45,250	44.6%
Amortization	16,187	0.7%	7,181	0.4%	9,006	125.4%
Total operating expenses	162,852	7.0%	108,596	6.7%	54,256	50.0%
Operating income	283,137	12.2%	184,990	11.3%	98,147	53.1%
Interest expense, net	20,567	0.9%	19,993	1.2%	574	2.9%
Non-operating loss (income)	12,864	0.6%	(217)	—%	(13,081)	(6,028.1)%
Income before income taxes	249,706	10.8%	165,214	10.1%	84,492	51.1%
Provision for income taxes	58,901	2.5%	38,723	2.4%	20,178	52.1%
Net income	$190,805	8.2%	$126,491	7.7%	$64,314	50.8%

Diluted earnings per share	$5.58		$3.74		$1.84	49.2%
Diluted average shares outstanding	34,168		33,821		347	1.0%
(1)    Percentages may not add due to rounding differences.

Net revenues increased in the first six months of Fiscal 2022 compared to the first six months of Fiscal 2021 primarily due to price increases related to current and anticipated higher material and component costs, and unit growth, including incremental volume from the acquisition of Barletta.

Gross profit as a percentage of revenue increased in the first six months of Fiscal 2022 compared to the first six months of Fiscal 2021 primarily due to improved operating leverage on higher revenues and price increases, partially offset by higher material and component costs.

Operating expenses increased in the first six months of Fiscal 2022 compared to the first six months of Fiscal 2021 primarily due to higher operating expenses to support increasing sales and improved operating performance, acquisition-related costs, and incremental operating expenses and amortization associated with the acquisition of Barletta.

Non-operating loss increased in the first six months of Fiscal 2022 compared to the first six months of Fiscal 2021 due to the contingent consideration fair value adjustment related to the acquisition of Barletta.

Our effective tax rate was relatively flat in the first six months of Fiscal 2022 compared to the first six months of Fiscal 2021 primarily due to the impact of consistent tax credits compared to prior year over increased income in the current year and a net unfavorable expense in the current year related to stock compensation.

Net income and diluted earnings per share increased in the first six months of Fiscal 2022 compared to the first six months of Fiscal 2021 primarily due to leverage gained on higher revenues, partially offset by increased operating expenses and higher income tax expense.

Non-GAAP Reconciliation
The following table reconciles net income to consolidated EBITDA and Adjusted EBITDA for the six months ended February 26, 2022 and February 27, 2021:

	Six Months Ended
(in thousands)	February 26, 2022	February 27, 2021
Net income	$190,805	$126,491
Interest expense, net	20,567	19,993
Provision for income taxes	58,901	38,723
Depreciation	10,767	8,559
Amortization	16,187	7,181
EBITDA	297,227	200,947
Acquisition-related costs	3,870	—
Litigation reserves	4,000	—
Restructuring expenses	—	93
Gain on sale of property, plant and equipment	—	(3,565)
Contingent consideration fair value adjustment	12,887	—
Non-operating income	(23)	(217)
Adjusted EBITDA	$317,961	$197,258

Reportable Segment Performance Summary
Towable
The following is an analysis of key changes in our Towable segment for the six months ended February 26, 2022 compared to the six months ended February 27, 2021:

	Six Months Ended
(in thousands, except ASP and units)	February 26, 2022	% of Revenues	February 27, 2021	% of Revenues	$ Change	% Change
Net revenues	$1,297,625		$894,185		$403,440	45.1%
Adjusted EBITDA	212,650	16.4%	125,509	14.0%	87,141	69.4%

ASP(1)	40,529		32,229		8,300	25.8%

	Six Months Ended
Unit deliveries	February 26, 2022	Product Mix(2)	February 27, 2021	Product Mix(2)	Unit Change	% Change
Travel trailer	21,907	69.1%	18,036	65.1%	3,871	21.5%
Fifth wheel	9,818	30.9%	9,686	34.9%	132	1.4%
Total towables	31,725	100.0%	27,722	100.0%	4,003	14.4%

	February 26, 2022		February 27, 2021		Change	% Change
Backlog(3)
Units	47,438		39,855		7,583	19.0%
Dollars	$1,873,159		$1,206,695		$666,464	55.2%
Dealer Inventory
Units	21,738		15,952		5,786	36.3%
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

Net revenues increased in the first six months of Fiscal 2022 compared to the first six months of Fiscal 2021 primarily due to price increases related to current and anticipated higher material and component costs, and unit growth.

Adjusted EBITDA increased in the first six months of Fiscal 2022 compared to the first six months of Fiscal 2021 primarily due to an increase in unit sales and price increases ahead of current and anticipated material and component cost inflation, partially offset by higher operating expenses.

Motorhome
The following is an analysis of key changes in our Motorhome segment for the six months ended February 26, 2022 compared to the six months ended February 27, 2021:

	Six Months Ended
(in thousands, except ASP and units)	February 26, 2022	% of Revenues	February 27, 2021	% of Revenues	$ Change	% Change
Net revenues	$839,044		$704,964		$134,080	19.0%
Adjusted EBITDA	96,248	11.5%	81,312	11.5%	14,936	18.4%

ASP(1)	149,366		133,550		15,816	11.8%

	Six Months Ended
Unit deliveries	February 26, 2022	Product Mix(2)	February 27, 2021	Product Mix(2)	Unit Change	% Change
Class A	1,332	23.9%	1,302	25.0%	30	2.3%
Class B	3,088	55.5%	2,517	48.3%	571	22.7%
Class C	1,146	20.6%	1,396	26.7%	(250)	(17.9)%
Total motorhomes	5,566	100.0%	5,215	100.0%	351	6.7%

	February 26, 2022		February 27, 2021		Change	% Change
Backlog(3)
Units	17,255		14,974		2,281	15.2%
Dollars	$2,214,470		$1,816,503		$397,967	21.9%
Dealer Inventory
Units	3,099		2,739		360	13.1%
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

Net revenues increased in the first six months of Fiscal 2022 compared to the first six months of Fiscal 2021 primarily due to price increases and unit growth.

Adjusted EBITDA increased in the first six months of Fiscal 2022 compared to the first six months of Fiscal 2021 primarily due to an increase in unit sales and pricing, partially offset by higher input costs and operating expenses.

Marine
The following is an analysis of key changes in our Marine segment for the six months ended February 26, 2022 compared to the six months ended February 27, 2021:

	Six Months Ended
(in thousands, except ASP and units)	February 26, 2022	% of Revenues	February 27, 2021	% of Revenues	$ Change	% Change
Net revenues	$176,627		$26,357		$150,270	570.1%
Adjusted EBITDA	23,523	13.3%	1,878	7.1%	21,645	1,152.6%

ASP(1)	71,849		202,973		(131,124)	(64.6)%

	Six Months Ended
Unit deliveries	February 26, 2022		February 27, 2021		Unit Change	% Change
Boats	2,457		130		2,327	1,790.0%

	February 26, 2022		February 27, 2021		Change	% Change
Backlog(2)
Units	3,059		339		2,720	802.4%
Dollars	$277,860		$72,595		$205,265	282.8%
Dealer Inventory
Units	2,062		180		1,882	1,045.6%
(1)    ASP excludes off-invoice dealer incentives.
(2)    Our backlog includes all accepted orders from dealers which generally have been requested to be shipped within the next six months. Orders in backlog generally can be cancelled or postponed at the option of the dealer at any time without penalty; therefore, backlog may not necessarily be an accurate measure of future sales.

Net revenues increased in the first six months of Fiscal 2022 compared to the first six months of Fiscal 2021 primarily due to the acquisition of Barletta at the beginning of the first quarter of Fiscal 2022.

Adjusted EBITDA increased in the first six months of Fiscal 2022 compared to the first six months of Fiscal 2021 primarily due to the acquisition of Barletta at the beginning of the first quarter of Fiscal 2022.

Analysis of Financial Condition, Liquidity, and Resources
Cash Flows
The following table summarizes our cash flows from operations:

	Six Months Ended
(in thousands)	February 26, 2022	February 27, 2021
Total cash provided by (used in):
Operating activities	$46,141	$66,922
Investing activities	(271,781)	(7,365)
Financing activities	(74,091)	(19,117)
Net increase (decrease) in cash and cash equivalents	$(299,731)	$40,440
Operating Activities
Cash provided by operating activities decreased for the six months ended February 26, 2022 compared to the six months ended February 27, 2021 due to investments in working capital to support current year revenue growth, partially offset by higher profitability. The investments in working capital included a $123.6 million increase in accounts receivable due to timing of invoicing/collections, a $109.3 million increase in inventory to support customer demand and to support operational activities during a period impacted by supply chain disruption, partially offset by a $26.7 million increase in accounts payable due to inventory growth and timing of payments.

Investing Activities
Cash used in investing activities increased in the six months ended February 26, 2022 compared to the six months ended February 27, 2021 primarily due to our acquisition of Barletta during the first quarter of Fiscal 2022.

Financing Activities
Cash used in financing activities increased in the six months ended February 26, 2022 compared to the six months ended February 27, 2021 primarily due to an increase in stock repurchases in the first six months of Fiscal 2022.

Debt and Capital
We maintain a $192.5 million asset-based revolving credit facility ("ABL Credit Facility") with a maturity date of October 22, 2024 subject to certain factors which may accelerate the maturity date. As of February 26, 2022, we had no borrowings against the ABL Credit Facility.

As of February 26, 2022, we had $134.8 million in cash and cash equivalents and $192.5 million in unused ABL Credit Facility. Our cash and cash equivalent balances consist of high quality, short-term money market instruments.

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

Other Financial Measures
Working capital at February 26, 2022 and August 28, 2021 was $545.4 million and $651.6 million, respectively. We currently expect cash on hand, funds generated from operations, and the borrowing available under our ABL Credit Facility to be sufficient to cover both short-term and long-term operating requirements.

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

On October 13, 2021, our Board of Directors authorized a new share repurchase program in the amount of $200.0 million with no time restriction on the authorization, which took effect immediately and replaced the prior program. In the six months ended February 26, 2022, we repurchased 875,000 shares of our own common stock at a cost of $59.6 million under this authorization and the previous authorization, and 62,000 shares at a cost of $4.6 million to satisfy tax obligations on employee equity awards vested. We continually evaluate if share repurchases reflect a prudent use of our capital and, subject to compliance with our ABL Credit Facility and Senior Secured Notes, we may purchase shares in the future. At February 26, 2022, we have $150.0 million remaining on our Board approved repurchase authorization.

On March 16, 2022, our Board of Directors approved a quarterly cash dividend of $0.18 per share payable on April 27, 2022, to common stockholders of record at the close of business on April 13, 2022.

Contractual Obligations and Commercial Commitments
There has been no material change in our contractual obligations since the end of Fiscal 2021. See our Annual Report on Form 10-K for the fiscal year ended August 28, 2021 for additional information regarding our contractual obligations and commercial commitments.

Critical Accounting Policies
We describe our significant accounting policies in Note 1 to the Consolidated Financial Statements included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 28, 2021. We discuss our critical accounting estimates in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 28, 2021. There have been no material changes to our critical accounting policies or critical accounting estimates since the end of Fiscal 2021.

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

Interest rate risk
As of February 26, 2022, we have no interest rate swaps outstanding and the Term Loan, that had been subject to variable interest rates, was repaid in the fourth quarter of Fiscal 2020 using the proceeds from the Senior Secured Notes. The ABL Credit Facility is our only floating rate debt instrument which remains undrawn as of February 26, 2022.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of Fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Purchases of our common stock during each fiscal month of the second quarter of Fiscal 2022 are as follows:

Period	Total Number of Shares Purchased(1,2)	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1,2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3)
11/28/21 - 01/01/22	148,560	$70.57	141,497	$180,000
01/02/22 - 01/29/22	158,373	63.14	158,373	170,000
01/30/22 - 02/26/22	294,357	67.94	294,357	150,000
Total	601,290	$67.33	594,227	$150,000
(1)    Number of shares in the table are shown in whole numbers.
(2)    Shares not purchased as part of a publicly announced program were repurchased from employees who vested in Company shares and elected to pay their payroll tax via the value of shares delivered as opposed to cash.
(3)    Pursuant to a $200.0 million share repurchase program authorized by our Board of Directors on October 13, 2021. There is no time restriction on the authorization.

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

Item 6.    Exhibits

3.1	Articles of Incorporation of Winnebago Industries, Inc., effective January 1, 2022 (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated January 1, 2022).
3.2	By-Laws of the Registrant effective January 1, 2022 (incorporated by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated January 1, 2022).
4.1
Indenture, dated November 1, 2019, by and between Winnebago Industries, Inc. and U.S. Bank National Association (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated October 29, 2019).

4.2	Form of 1.50% Convertible Senior Note due 2025 (included in Exhibit 4.1).
4.3
Indenture, dated as of July 8, 2020, by and among Winnebago Industries, Inc., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated July 8, 2020)

4.4	Form of 6.250% Senior Secured Note due 2028 (included in Exhibit 4.3)
10.1
Amended and Restated Employment Agreement between Winnebago Industries, Inc. and Michael Happe, dated December 15, 2021 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 14, 2021).

10.2	Winnebago Executive Officer Severance Plan and Summary Plan Description (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 14, 2021).
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (furnished herewith).
101.SCH	Inline XBRL Taxonomy Extension Schema Document (furnished herewith).
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document (furnished herewith).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith).
101.LAB	Inline XBRL Taxonomy Label Linkbase Document (furnished herewith).
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document (furnished herewith).
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101) (furnished herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.

Date:	March 23, 2022	By:	/s/ Michael J. Happe
Michael J. Happe
Chief Executive Officer, President
(Principal Executive Officer)

Date:	March 23, 2022	By:	/s/ Bryan L. Hughes
Bryan L. Hughes
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer)