Form 10-Q
period 2022-05-28
WINNEBAGO INDUSTRIES INC
filed 2022-06-22
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 28, 2022

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

As of June 16, 2022, there were 31,753,998 shares of common stock, par value $0.50 per share, outstanding.

Winnebago Industries, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended May 28, 2022

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Winnebago Industries, Inc.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	May 28, 2022	May 29, 2021	May 28, 2022	May 29, 2021
Net revenues	$1,458,138	$960,737	$3,778,609	$2,593,754
Cost of goods sold	1,185,174	791,125	3,059,656	2,130,556
Gross profit	272,964	169,612	718,953	463,198
Selling, general, and administrative expenses	88,231	63,586	234,896	165,001
Amortization	8,016	3,590	24,203	10,771
Total operating expenses	96,247	67,176	259,099	175,772
Operating income	176,717	102,436	459,854	287,426
Interest expense, net	10,511	10,229	31,078	30,222
Non-operating loss (income)	11,658	(93)	24,522	(310)
Income before income taxes	154,548	92,300	404,254	257,514
Provision for income taxes	37,326	21,005	96,227	59,728
Net income	$117,222	$71,295	$308,027	$197,786

Earnings per common share:
Basic	$3.62	$2.12	$9.35	$5.89
Diluted	$3.57	$2.05	$9.18	$5.83

Weighted average common shares outstanding:
Basic	32,389	33,552	32,936	33,565
Diluted	32,855	34,772	33,559	33,943

Net income	$117,222	$71,295	$308,027	$197,786
Other comprehensive income:
Amortization of net actuarial loss (net of tax of $3, $3, $9, and $9)	10	9	28	26
Comprehensive income	$117,232	$71,304	$308,055	$197,812

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Balance Sheets

(in thousands, except per share data)	May 28, 2022	August 28, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$238,073	$434,563
Receivables, less allowance for doubtful accounts ($370 and $307, respectively)	373,639	253,808
Inventories, net	486,100	341,473
Prepaid expenses and other current assets	20,806	29,069
Total current assets	1,118,618	1,058,913
Property, plant, and equipment, net	256,335	191,427
Goodwill	484,176	348,058
Other intangible assets, net	477,603	390,407
Investment in life insurance	29,505	28,821
Operating lease assets	42,327	28,379
Other long-term assets	18,570	16,562
Total assets	$2,427,134	$2,062,567

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$229,727	$180,030
Income taxes payable	10,754	8,043
Accrued expenses:
Accrued compensation	63,966	67,541
Product warranties	127,263	91,222
Self-insurance	20,615	19,296
Promotional	16,191	10,040
Accrued interest and dividends	14,017	10,720
Other current liabilities	53,419	20,384
Total current liabilities	535,952	407,276
Long-term debt, net	541,453	528,559
Deferred income taxes	8,445	13,429
Unrecognized tax benefits	6,346	6,483
Long-term operating lease liabilities	41,195	26,745
Deferred compensation benefits, net of current portion	8,550	9,550
Other long-term liabilities	21,302	13,582
Total liabilities	1,163,243	1,005,624
Contingent liabilities and commitments (Note 11)
Shareholders' equity:
Preferred stock, par value $0.01: 10,000 shares authorized; Zero shares issued and outstanding	—	—
Common stock, par value $0.50: 120,000 shares authorized; 51,776 shares issued and outstanding	25,888	25,888
Additional paid-in capital	252,257	218,490
Retained earnings	1,463,254	1,172,996
Accumulated other comprehensive loss	(463)	(491)
Treasury stock, at cost: 20,067 and 18,713 shares, respectively	(477,045)	(359,940)
Total shareholders' equity	1,263,891	1,056,943
Total liabilities and shareholders' equity	$2,427,134	$2,062,567
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(in thousands)	May 28, 2022	May 29, 2021
Operating activities
Net income	$308,027	$197,786
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	17,031	13,476
Amortization	24,203	10,771
Non-cash interest expense, net	11,225	10,372
Amortization of debt issuance costs	1,849	1,852
Last in, first-out expense	5,878	2,321
Stock-based compensation	12,518	11,719
Deferred income taxes	(4,311)	(765)
Contingent consideration fair value adjustment	24,717	—
Other, net	2,261	(4,412)
Change in operating assets and liabilities, net of assets and liabilities acquired
Receivables, net	(117,391)	(7,384)
Inventories, net	(129,056)	(152,398)
Prepaid expenses and other assets	10,212	1,010
Accounts payable	41,610	40,817
Income taxes and unrecognized tax benefits	4,023	(12,771)
Accrued expenses and other liabilities	32,449	35,560
Net cash provided by operating activities	245,245	147,954

Investing activities
Purchases of property, plant, and equipment	(63,228)	(23,596)
Acquisition of business, net of cash acquired	(228,159)	—
Proceeds from the sale of property, plant, and equipment	113	12,450
Other, net	(60)	(224)
Net cash used in investing activities	(291,334)	(11,370)

Financing activities
Borrowings on long-term debt	3,422,539	2,629,932
Repayments on long-term debt	(3,422,539)	(2,629,932)
Payments of cash dividends	(18,052)	(12,136)
Payments for repurchases of common stock	(134,243)	(12,109)
Payments of debt issuance costs	—	(224)
Other, net	1,894	1,151
Net cash used in financing activities	(150,401)	(23,318)

Net (decrease)/increase in cash and cash equivalents	(196,490)	113,266
Cash and cash equivalents at beginning of period	434,563	292,575
Cash and cash equivalents at end of period	$238,073	$405,841

Supplemental Disclosures
Income taxes paid, net	$97,717	$71,090
Interest paid	14,271	14,618

Non-cash investing and financing activities
Issuance of common stock for acquisition of business	$22,000	$—
Issuance of common stock for settlement of earnout liability	13,168	—
Capital expenditures in accounts payable	4,668	121
Dividends declared not yet paid	6,214	4,273
Increase (decrease) in lease assets in exchange for lease liabilities:
Operating leases	17,236	1,633
Finance leases	2,528	(10)
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Three Months Ended May 28, 2022
(in thousands, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balance at February 26, 2022	51,776	$25,888	$238,159	$1,357,812	$(473)	(19,045)	$(412,399)	$1,208,987
Stock-based compensation	—	—	5,586	—	—	2	41	5,627
Issuance of stock for settlement of earnout liability	—	—	7,830	—	—	244	5,338	13,168
Repurchase of common stock	—	—	—	—	—	(1,268)	(70,025)	(70,025)
Common stock dividends; $0.36 per share	—	—	—	(11,797)	—	—	—	(11,797)
Other	—	—	682	17	—	—	—	699
Total comprehensive income	—	—	—	—	10	—	—	10
Net income	—	—	—	117,222	—	—	—	117,222
Balances at May 28, 2022	51,776	$25,888	$252,257	$1,463,254	$(463)	(20,067)	$(477,045)	$1,263,891

	Three Months Ended May 29, 2021
(in thousands, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balance at February 27, 2021	51,776	$25,888	$209,727	$1,032,020	$(509)	(18,225)	$(324,762)	$942,364
Stock-based compensation	—	—	4,733	—	—	—	5	4,738
Common stock dividends; $0.24 per share	—	—	—	(8,148)	—	—	—	(8,148)
Total comprehensive income	—	—	—	—	9	—	—	9
Net income	—	—	—	71,295	—	—	—	71,295
Balances at May 29, 2021	51,776	$25,888	$214,460	$1,095,167	$(500)	(18,225)	$(324,757)	$1,010,258

	Nine Months Ended May 28, 2022
(in thousands, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balances at August 28, 2021	51,776	$25,888	$218,490	$1,172,996	$(491)	(18,713)	$(359,940)	$1,056,943
Stock-based compensation	—	—	12,445	—	—	3	73	12,518
Issuance of stock for employee benefit and stock-based awards, net	—	—	(1,899)	—	—	225	4,436	2,537
Issuance of stock for acquisition	—	—	14,709	—	—	379	7,291	22,000
Issuance of stock for settlement of earnout liability	—	—	7,830	—	—	244	5,338	13,168
Repurchase of common stock	—	—	—	—	—	(2,205)	(134,243)	(134,243)
Common stock dividends; $0.54 per share	—	—	—	(17,857)	—	—	—	(17,857)
Other	—	—	682	88	—	—	—	770
Total comprehensive income	—	—	—	—	28	—	—	28
Net income	—	—	—	308,027	—	—	—	308,027
Balances at May 28, 2022	51,776	$25,888	$252,257	$1,463,254	$(463)	(20,067)	$(477,045)	$1,263,891

	Nine Months Ended May 29, 2021
(in thousands, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balances at August 29, 2020	51,776	$25,888	$203,791	$913,610	$(526)	(18,133)	$(315,297)	$827,466
Stock-based compensation	—	—	11,701	—	—	1	18	11,719
Issuance of stock for employee benefit and stock-based awards, net	—	—	(1,032)	—	—	149	2,631	1,599
Repurchase of common stock	—	—	—	—	—	(242)	(12,109)	(12,109)
Common stock dividends; $0.48 per share	—	—	—	(16,229)	—	—	—	(16,229)
Total comprehensive income	—	—	—	—	26	—	—	26
Net income	—	—	—	197,786	—	—	—	197,786
Balances at May 29, 2021	51,776	$25,888	$214,460	$1,095,167	$(500)	(18,225)	$(324,757)	$1,010,258

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

CARES Act
The Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law on March 27, 2020 to help alleviate the impact of the COVID-19 pandemic in the U.S. We took advantage of the employer payroll tax deferral offered by the CARES Act, which allowed us to defer the payment of employer payroll taxes for the period from March 27, 2020 to December 31, 2020. The deferred employer payroll tax liability paid in the first nine months of Fiscal 2022 was $8.0 million and the liability left to pay as of May 28, 2022 was $8.2 million, which will be paid in December 2022. We also took advantage of a tax credit granted to companies under the CARES Act who continued to pay their employees when operations were fully or partially suspended. The refundable tax credit available through the end of the third quarter of Fiscal 2020 reflected in cost of goods sold on the Consolidated Statements of Income and Comprehensive Income was approximately $4.0 million. The entire amount is expected to be received during calendar year 2022. As of May 28, 2022, $0.8 million remains outstanding within other current assets on the Consolidated Balance Sheets.

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

Recently Issued Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) which reduces the number of models used to account for convertible instruments, amends diluted earnings per share ("EPS") calculations for convertible instruments, and amends the requirements for a contract (or embedded derivative) that is potentially settled in an entity's own shares to be classified in equity. Certain disclosure requirements were also added to increase transparency and decision-usefulness regarding a convertible instrument's terms and features. Additionally, the if-converted method for including convertible instruments must be used in diluted EPS as opposed to the treasury stock method. The new guidance is effective for annual reporting periods beginning after December 15, 2021, which is our Fiscal 2023. We will adopt the new guidance in the first quarter of Fiscal 2023 and expect the new guidance will increase our net long-term debt and decrease our total equity, as well as change our reported diluted EPS.

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

We acquired Barletta for a purchase price of $286.3 million, including cash payments of $240.1 million, $25.0 million in common stock issued to the sellers (subject to a discount noted below), and contingent consideration from earnout provisions. The common stock fair value included in the purchase price reflects a 12% discount, due to the lack of marketability as these are unregistered shares that have a one-year lockup restriction, which reduced the value of the common stock to $22.0 million. The contingent consideration includes both a potential stock payout as well as a potential cash payment based on achievement of certain financial performance metrics over the next few years. The maximum payout under the earnout is $50.0 million in cash and $15.0 million in stock if all metrics are achieved. The fair value of the earnout as of August 31, 2021 was $24.2 million. The fair value of the earnout as of May 28, 2022 was $35.1 million, of which $20.9 million is included in other current liabilities and $14.2 million is included in other long-term liabilities on the Consolidated Balance Sheets. In the third quarter of Fiscal 2022, we issued 0.2 million shares of common stock in connection with the settlement of the 2021 earnout period obligation.

The total purchase price was allocated to the acquired net tangible and intangible assets of Barletta, based on their preliminary fair values at the date of the acquisition. We finalized the allocation of the purchase price in the third quarter of fiscal 2022.

The following table summarizes the fair values assigned to the Barletta net assets acquired as of the date of acquisition:

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

Financial information by reportable segment is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	May 28, 2022	May 29, 2021	May 28, 2022	May 29, 2021
Net Revenues
Towable	$805,567	$555,749	$2,103,192	$1,449,934
Motorhome	516,345	385,257	1,355,389	1,090,221
Marine	126,548	17,170	303,175	43,527
Corporate / All Other	9,678	2,561	16,853	10,072
Consolidated	$1,458,138	$960,737	$3,778,609	$2,593,754

Adjusted EBITDA
Towable	$117,767	$80,130	$330,417	$205,639
Motorhome	64,388	37,467	160,636	118,779
Marine	19,813	1,624	43,336	3,502
Corporate / All Other	(10,247)	(9,447)	(24,707)	(20,888)
Consolidated	$191,721	$109,774	$509,682	$307,032

Capital Expenditures
Towable	$12,621	$4,639	$33,960	$11,490
Motorhome	570	2,976	16,196	10,247
Marine	6,041	1,061	8,581	1,859
Corporate / All Other	570	—	4,491	—
Consolidated	$19,802	$8,676	$63,228	$23,596

(in thousands)	May 28, 2022	August 28, 2021
Assets
Towable	$913,892	$790,257
Motorhome	857,636	728,060
Marine	404,137	102,901
Corporate / All Other	251,469	441,349
Consolidated	$2,427,134	$2,062,567

Reconciliation of net income to consolidated Adjusted EBITDA is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	May 28, 2022	May 29, 2021	May 28, 2022	May 29, 2021
Net income	$117,222	$71,295	$308,027	$197,786
Interest expense, net	10,511	10,229	31,078	30,222
Provision for income taxes	37,326	21,005	96,227	59,728
Depreciation	6,264	4,917	17,031	13,476
Amortization	8,016	3,590	24,203	10,771
EBITDA	179,339	111,036	476,566	311,983
Acquisition-related costs	724	—	4,594	—
Litigation reserves	—	—	4,000	—
Restructuring expenses	—	19	—	112
Gain on sale of property, plant and equipment	—	(1,188)	—	(4,753)
Contingent consideration fair value adjustment	11,830	—	24,717	—
Non-operating income	(172)	(93)	(195)	(310)
Adjusted EBITDA	$191,721	$109,774	$509,682	$307,032

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

	Fair Value at	Fair Value Hierarchy
(in thousands)	May 28, 2022	Level 1	Level 2	Level 3
Assets that fund deferred compensation
Domestic equity funds	$1,206	$1,206	$—	$—
International equity funds	61	61	—	—
Fixed income funds	183	183	—	—
Total assets at fair value	$1,450	$1,450	$—	$—

Contingent consideration
Earnout liability	$35,147	$—	$—	$35,147
Total liabilities at fair value	$35,147	$—	$—	$35,147

	Fair Value at	Fair Value Hierarchy
(in thousands)	August 28, 2021	Level 1	Level 2	Level 3
Assets that fund deferred compensation
Domestic equity funds	$940	$940	$—	$—
International equity funds	41	41	—	—
Fixed income funds	46	46	—	—
Total assets at fair value	$1,027	$1,027	$—	$—

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

Contingent Consideration
Contingent consideration represents the earnout liability related to the Barletta acquisition and is valued using a probability-weighted scenario analysis of projected gross profit results and discounted at a risk-free rate. The contingent consideration is classified as Level 3. Actual gross profit results may differ significantly from those used in the estimate above, which may affect future payments. Changes in future payments will be reflected in future operating results as they occur.

The following table provides a reconciliation of the beginning and ending balances of the contingent consideration:

	Three Months Ended		Nine Months Ended
(in thousands)	May 28, 2022	May 29, 2021	May 28, 2022	May 29, 2021
Beginning fair value - contingent consideration	$37,077	$—	$—	$—
Additions	—	—	24,190	—
Fair value adjustments	11,830	—	24,717	—
Settlements	(13,168)	—	(13,168)	—
Other	$(592)	$—	$(592)	$—
Ending fair value - contingent consideration	$35,147	$—	$35,147	$—

The fair value of the earnout liability that will be settled within a year is included in other current liabilities on the Consolidated Balance Sheets. The remaining earnout liability is included in other long-term liabilities on the Consolidated Balance Sheets.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain financial instruments are measured at fair value on a nonrecurring basis. These assets primarily include goodwill, intangible assets, property, plant and equipment, and right-of-use lease assets. These assets were originally recognized at amounts equal to the fair value determined at date of acquisition or purchase. If certain triggering events occur, or if an annual impairment test is required, we will evaluate the non-financial asset for impairment. If an impairment has occurred, the asset will be written down to its current estimated fair value. No impairments were recorded for non-financial assets in the three or nine months ended May 28, 2022 or May 29, 2021.

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

Note 5.    Inventories

Inventories consist of the following:

(in thousands)	May 28, 2022	August 28, 2021
Finished goods	$18,449	$12,243
Work-in-process	202,733	184,611
Raw materials	309,760	183,583
Total	530,942	380,437
Less: Excess of FIFO over LIFO cost	44,842	38,964
Inventories, net	$486,100	$341,473

Inventory valuation methods consist of the following:

(in thousands)	May 28, 2022	August 28, 2021
LIFO basis	$216,820	$139,544
First-in, first-out basis	314,122	240,893
Total	$530,942	$380,437

The above inventory value, before reduction for the LIFO reserve, approximates replacement cost at the respective dates.

Note 6.    Property, Plant, and Equipment
Property, plant, and equipment is stated at cost, net of accumulated depreciation, and consists of the following:

(in thousands)	May 28, 2022	August 28, 2021
Land	$10,697	$9,111
Buildings and building improvements	169,781	147,629
Machinery and equipment	130,601	121,911
Software	40,747	36,815
Transportation	6,563	5,335
Construction in progress	72,023	31,137
Property, plant, and equipment, gross	430,412	351,938
Less: Accumulated depreciation	174,077	160,511
Property, plant, and equipment, net	$256,335	$191,427

Depreciation expense was $6.3 million and $4.9 million for the three months ended May 28, 2022 and May 29, 2021, respectively; and $17.0 million and $13.5 million for the nine months ended May 28, 2022 and May 29, 2021, respectively.

Note 7.    Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by reportable segment, with no accumulated impairment losses, for the nine months ended May 28, 2022 and May 29, 2021 are as follows:

(in thousands)	Towable	Motorhome	Marine	Total
Balances at August 29, 2020 and May 29, 2021(1)	$244,684	$73,127	$30,247	$348,058

Balances at August 28, 2021	$244,684	$73,127	$30,247	$348,058
Acquisition of Barletta(2)	—	—	136,118	136,118
Balances at May 28, 2022	$244,684	$73,127	$166,365	$484,176
(1)    There was no activity in the nine months ended May 29, 2021.
(2)    The change in marine activity is related to the acquisition of Barletta that occurred on August 31, 2021. See Note 2 to the Consolidated Financial Statements included in Item 1 of Part I of this quarterly report on Form 10-Q.

Other intangible assets, net of accumulated amortization, consist of the following:

	May 28, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$352,250	$—	$352,250
Dealer networks	179,981	$56,801	123,180
Backlog	42,327	40,927	1,400
Non-compete agreements	6,647	5,874	773
Other intangible assets	$581,205	$103,602	$477,603

	August 28, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$275,250	$—	$275,250
Dealer networks	159,581	45,652	113,929
Backlog	28,327	28,327	—
Non-compete agreements	6,647	5,419	1,228
Other intangible assets	$469,805	$79,398	$390,407

The weighted average remaining amortization period for intangible assets as of May 28, 2022 was approximately 9 years.

Estimated future amortization expense related to finite-lived intangible assets is as follows:

(in thousands)	Amount
Remainder of Fiscal 2022	$5,216
Fiscal 2023	15,226
Fiscal 2024	15,124
Fiscal 2025	14,919
Fiscal 2026	14,865
Fiscal 2027	14,865
Thereafter	45,138
Total amortization expense remaining	$125,353

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

Changes in the product warranty liability are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	May 28, 2022	May 29, 2021	May 28, 2022	May 29, 2021
Balance at beginning of period	$113,818	$76,040	$91,222	$64,031
Business acquisition(1)	—	—	4,656	—
Provision	37,052	23,056	94,274	64,986
Claims paid	(23,607)	(17,034)	(62,889)	(46,955)
Balance at end of period	$127,263	$82,062	$127,263	$82,062
(1)    Relates to the acquisition of Barletta on August 31, 2021. See Note 2 to the Consolidated Financial Statements in Item 1 of Part I of this quarterly report on Form 10-Q for additional acquisition information.

Note 9.    Long-Term Debt

Long-term debt consists of the following:

(in thousands)	May 28, 2022	August 28, 2021
ABL Credit Facility	$—	$—
Senior Secured Notes	300,000	300,000
Convertible Notes	300,000	300,000
Long-term debt, gross	600,000	600,000
Convertible Notes unamortized interest discount	(49,141)	(60,366)
Debt issuance costs, net	(9,406)	(11,075)
Long-term debt, net	$541,453	$528,559

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

Accounting Treatment of the Convertible Notes and Related Hedge Transactions and Warrant Transactions
The net cost incurred in connection with the Call Spread Transactions was $11.2 million. These transactions are classified as equity and are not remeasured each reporting period. We bifurcated the proceeds from the offering of the Convertible Notes between liability and equity components. On the date of issuance, the liability and equity components were calculated to be approximately $215.0 million and $85.0 million, respectively. The initial $215.0 million liability component was determined based on the fair value of similar debt instruments excluding the conversion feature assuming a hypothetical interest rate of 8%. The initial $85.0 million ($64.1 million net of tax) equity component represents the difference between the fair value of the initial $215.0 million in debt and the $300.0 million of gross proceeds. The related initial debt discount of $85.0 million is being amortized over the life of the Convertible Notes as non-cash interest expense using the effective interest method.

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

Fair Value and Future Maturities
As of May 28, 2022 and August 28, 2021, the fair value of long-term debt, gross, was $599.1 million and $726.6 million, respectively.

Aggregate contractual maturities of debt in future fiscal years are as follows:

(in thousands)	Amount
Remainder of Fiscal 2022	$—
Fiscal 2023	—
Fiscal 2024	—
Fiscal 2025	300,000
Fiscal 2026	—
Fiscal 2027	—
Thereafter	300,000
Total Senior Secured Notes and Convertible Notes	$600,000

Note 10.    Employee and Retiree Benefits

Deferred compensation liabilities are as follows:

(in thousands)	May 28, 2022	August 28, 2021
Non-qualified deferred compensation	$8,470	$9,731
Supplemental executive retirement plan	1,381	1,615
Executive deferred compensation plan	1,432	1,029
Total deferred compensation benefits	11,283	12,375
Less current portion(1)	2,733	2,825
Deferred compensation benefits, net of current portion	$8,550	$9,550
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

Our repurchase agreements generally provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 24 months, provide that our liability will be the lesser of remaining principal owed by the dealer to the lending institution, or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our liability cannot exceed 100% of the dealer invoice. In certain instances, we also repurchase inventory from dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of recreational vehicles or boats to repurchase current inventory if a dealership exits the business. The total contingent liability on all of our repurchase agreements was approximately $1,720.7 million and $727.7 million at May 28, 2022 and August 28, 2021, respectively.

Repurchased sales are not recorded as a revenue transaction, rather the net difference between the original repurchase price and the resale price is recorded against the loss reserve, which is a deduction from gross revenue. Our loss reserve for repurchase commitments contains uncertainties because the calculation requires management to make assumptions and apply judgment regarding a number of factors. Our risk of loss related to these repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period-end reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on these repurchase agreements and our historical loss experience, an associated loss reserve is established which is included in accrued expenses: other on the Consolidated Balance Sheets. Our repurchase accrual was $1.4 million and $0.9 million at May 28, 2022 and August 28, 2021, respectively. Repurchase risk is affected by the credit worthiness of our dealer network. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to establish the loss reserve for repurchase commitments.

There was no material activity related to repurchase agreements during the nine months ended May 28, 2022 and May 29, 2021.

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

Note 12. Revenue

All operating revenue is generated from contracts with customers. Our primary revenue source is generated through the sale of manufactured non-motorized towable units, motorized units and marine units to our independent dealer network (our customers). The following table disaggregates revenue by reportable segment and product category:

	Three Months Ended		Nine Months Ended
(in thousands)	May 28, 2022	May 29, 2021	May 28, 2022	May 29, 2021
Net Revenues
Towable
Fifth Wheel	$392,116	$284,432	$999,025	$751,822
Travel Trailer	404,462	264,450	1,076,626	680,088
Other(1)	8,989	6,867	27,541	18,024
Total Towable	805,567	555,749	2,103,192	1,449,934
Motorhome
Class A	208,387	172,437	568,683	464,347
Class B	194,469	135,705	507,171	382,162
Class C and Other(1)	113,489	77,115	279,535	243,712
Total Motorhome	516,345	385,257	1,355,389	1,090,221
Marine	126,548	17,170	303,175	43,527
Corporate / All Other(2)	9,678	2,561	16,853	10,072
Consolidated Net Revenues	$1,458,138	$960,737	$3,778,609	$2,593,754
(1)    Relates to parts, accessories, and services.
(2)    Relates to specialty vehicle units, parts, accessories, and services.

We do not have material contract assets or liabilities. Allowances for uncollectible receivables are established based on historical collection trends, write-off history, consideration of current conditions and expectations for future economic conditions.

Concentration of Risk
No single dealer organization accounted for more than 10% of net revenue for the nine months ended May 28, 2022 or May 29, 2021.

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

Stock-based compensation expense was $5.6 million and $4.7 million during the three months ended May 28, 2022 and May 29, 2021, respectively; and $12.5 million and $11.7 million during the nine months ended May 28, 2022 and May 29, 2021, respectively. Compensation expense is recognized over the requisite service or performance period of the award.

Note 14. Income Taxes

Our effective tax rate was 24.2% and 22.8% for the three months ended May 28, 2022 and May 29, 2021, respectively, and 23.8% and 23.2% for the nine months ended May 28, 2022 and May 29, 2021, respectively. The increase in tax rate for the three and nine months ended May 28, 2022 compared to the three and nine months ended May 29, 2021 was driven primarily by the impact of both consistent tax credits year-over-year over increased income in the current year and a net unfavorable expense in the current year related to stock compensation.

We file a U.S. Federal tax return, as well as returns in various international and state jurisdictions. As of May 28, 2022, our Federal returns from Fiscal 2018 to present are subject to review by the Internal Revenue Service. With limited exceptions, state returns from Fiscal 2017 to present continue to be subject to review by state taxing jurisdictions. We are currently under review by certain U.S. state tax authorities for Fiscal 2016 through Fiscal 2019. We believe we have adequately reserved for our exposure to potential additional payments for uncertain tax positions in our liability for unrecognized tax benefits.

Note 15. Earnings Per Share
Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	May 28, 2022	May 29, 2021	May 28, 2022	May 29, 2021
Net income	$117,222	$71,295	$308,027	$197,786

Weighted average common shares outstanding	32,389	33,552	32,936	33,565
Dilutive impact of stock compensation awards	466	384	504	302
Dilutive impact of convertible notes	—	836	119	76
Weighted average common shares outstanding, assuming dilution	32,855	34,772	33,559	33,943

Anti-dilutive securities excluded from weighted average common shares outstanding, assuming dilution	199	1	174	46

Basic earnings per common share	$3.62	$2.12	$9.35	$5.89
Diluted earnings per common share	$3.57	$2.05	$9.18	$5.83

Under the treasury stock method, shares associated with certain anti-dilutive securities have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding or anti-dilution.

Note 16. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income ("AOCI") by component, net of tax, were:

	Three Months Ended		Nine Months Ended
	May 28, 2022	May 29, 2021	May 28, 2022	May 29, 2021
(in thousands)	Defined Benefit Pension Items	Defined Benefit Pension Items	Defined Benefit Pension Items	Defined Benefit Pension Items
Balance at beginning of period	$(473)	$(509)	$(491)	$(526)
Amounts reclassified from AOCI	10	9	28	26
Net current-period OCI	10	9	28	26
Balance at end of period	$(463)	$(500)	$(463)	$(500)

Reclassifications out of AOCI, net of tax, were:

		Three Months Ended		Nine Months Ended
(in thousands)	Location on Consolidated Statements of Income and Comprehensive Income	May 28, 2022	May 29, 2021	May 28, 2022	May 29, 2021
Amortization of net actuarial loss	SG&A	$10	$9	$28	$26

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

The COVID-19 pandemic has resulted in strong retail demand by consumers of RVs as a safe travel option, and of marine products as a safe way to experience the outdoors. However, the pandemic has also caused global supply chain disruption. Our production has experienced certain supply shortages, particularly within our Motorhome and Marine segments, as well as material and component cost inflation. If these disruptions continue, or if there are additional disruptions in our supply chain, it could materially or adversely impact our operating results and financial condition. Despite certain supply shortages and inflationary cost input pressures, we continue to actively manage through these temporary supply chain disruptions. Refer to the COVID-19 related risk factors disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended August 28, 2021.

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

Included in "Results of Operations" below for the three and nine months ended May 28, 2022 compared to the comparable prior year period is a reconciliation of EBITDA and Adjusted EBITDA from net income, the nearest GAAP measure. We have included these non-GAAP performance measures as a comparable measure to illustrate the effect of non-recurring transactions that occurred during the reported periods and to improve comparability of our results from period to period. We believe Adjusted EBITDA provides meaningful supplemental information about our operating performance as this measure excludes amounts from net income that we do not consider part of our core operating results when assessing our performance. Examples of items excluded from Adjusted EBITDA include acquisition-related costs, litigation reserves, restructuring expenses, gain or loss on sale of property, plant and equipment, contingent consideration fair value adjustment, and non-operating income or loss.

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

Industry Trends
The RV and marine industries continue to experience shipping delays, and material and component cost inflation. In addition, both industries continue to experience supply chain disruptions and shortages, particularly within the Motorhome and Marine segments. While we continue to manage through these supply chain disruptions, they have impacted our ability to increase production to meet existing demand in the current fiscal year.

We believe field inventory for our Towable segment is returning to normalized levels to adequately serve end consumer demand, whereas field inventory for our Motorhome and Marine segments remain lower than desired by our dealer network, which indicates future strength in wholesale shipments. We continue to produce and ship in accordance with dealer demand as evidenced and requested by dealer orders.

RV industry retail sales have been softening compared to record prior year levels, however we still believe in the long-term health of consumer demand for RV and marine products. More people are pursuing outdoor activities, household penetration of RVs is increasing, and campers are more diverse than ever. According to statistics published by Kampgrounds of America, Inc. (KOA), over 14 million households camped for the first time in 2020 and 2021, and combined with record levels of first-time buyers of RVs over the past two years, a tailwind exists for new product and upgrade-related sales. While we believe in these outdoor lifestyle secular trends in the long term, current macroeconomic trends such as inflation, rising interest rates and low consumer sentiment, as well as global political issues, do provide a risk to short-term consumer demand for large discretionary products such as RVs and Marine products, which could in turn impact our future revenue and profits.

Results of Operations - Three Months Ended May 28, 2022 Compared to the Three Months Ended May 29, 2021

Consolidated Performance Summary
The following is an analysis of changes in key items included in the Consolidated Statements of Income for the three months ended May 28, 2022 compared to the three months ended May 29, 2021:

	Three Months Ended
($ in thousands, except per share data)	May 28, 2022	% of Revenues(1)	May 29, 2021	% of Revenues(1)	$ Change	% Change
Net revenues	$1,458,138	100.0%	$960,737	100.0%	$497,401	51.8%
Cost of goods sold	1,185,174	81.3%	791,125	82.3%	394,049	49.8%
Gross profit	272,964	18.7%	169,612	17.7%	103,352	60.9%
Selling, general, and administrative expenses	88,231	6.1%	63,586	6.6%	24,645	38.8%
Amortization	8,016	0.5%	3,590	0.4%	4,426	123.3%
Total operating expenses	96,247	6.6%	67,176	7.0%	29,071	43.3%
Operating income	176,717	12.1%	102,436	10.7%	74,281	72.5%
Interest expense, net	10,511	0.7%	10,229	1.1%	282	2.8%
Non-operating loss (income)	11,658	0.8%	(93)	—%	(11,751)	(12,635.5)%
Income before income taxes	154,548	10.6%	92,300	9.6%	62,248	67.4%
Provision for income taxes	37,326	2.6%	21,005	2.2%	16,321	77.7%
Net income	$117,222	8.0%	$71,295	7.4%	$45,927	64.4%

Diluted earnings per share	$3.57		$2.05		$1.52	74.1%
Diluted weighted average shares outstanding	32,855		34,772		(1,917)	(5.5)%
(1)    Percentages may not add due to rounding differences.

Net revenues increased in the third quarter of Fiscal 2022 compared to the third quarter of Fiscal 2021 primarily due to price increases related to current and anticipated higher material and component costs, as well as unit growth, including incremental volume from the acquisition of Barletta.

Gross profit as a percentage of revenue increased in the third quarter of Fiscal 2022 compared to the third quarter of Fiscal 2021 primarily due to operating leverage, in addition to price increases and favorable segment mix, partially offset by higher material and component costs.

Operating expenses increased in the third quarter of Fiscal 2022 compared to the third quarter of Fiscal 2021 primarily due to higher operating expenses to support increasing sales, and incremental operating expenses and amortization associated with the acquisition of Barletta.

Non-operating loss increased in the third quarter of Fiscal 2022 compared to the third quarter of Fiscal 2021 due to the contingent consideration fair value adjustment related to the acquisition of Barletta.

Our effective tax rate increased in the third quarter of Fiscal 2022 compared to the third quarter of Fiscal 2021 primarily due to the impact of consistent tax credits compared to prior year over increased income in the current year and net unfavorable expense in the current year related to stock compensation.

Net income and diluted earnings per share increased in the third quarter of Fiscal 2022 compared to the third quarter of Fiscal 2021 primarily due to leverage gained on higher revenues, partially offset by increased operating expenses and higher income tax expense.

Non-GAAP Reconciliation
The following table reconciles net income to consolidated EBITDA and Adjusted EBITDA for the three months ended May 28, 2022 and May 29, 2021:

	Three Months Ended
(in thousands)	May 28, 2022	May 29, 2021
Net income	$117,222	$71,295
Interest expense, net	10,511	10,229
Provision for income taxes	37,326	21,005
Depreciation	6,264	4,917
Amortization	8,016	3,590
EBITDA	179,339	111,036
Acquisition-related costs	724	—
Restructuring expenses	—	19
Gain on sale of property, plant and equipment	—	(1,188)
Contingent consideration fair value adjustment	11,830	—
Non-operating income	(172)	(93)
Adjusted EBITDA	$191,721	$109,774

Reportable Segment Performance Summary
Towable
The following is an analysis of key changes in our Towable segment for the three months ended May 28, 2022 compared to the three months ended May 29, 2021:

	Three Months Ended
(in thousands, except ASP and units)	May 28, 2022	% of Revenues	May 29, 2021	% of Revenues	$ Change	% Change
Net revenues	$805,567		$555,749		$249,818	45.0%
Adjusted EBITDA	117,767	14.6%	80,130	14.4%	37,637	47.0%

Average Selling Price ("ASP")(1)	45,322		32,958		12,364	37.5%

	Three Months Ended
Unit deliveries	May 28, 2022	Product Mix(2)	May 29, 2021	Product Mix(2)	Unit Change	% Change
Travel trailer	12,031	68.1%	11,089	66.4%	942	8.5%
Fifth wheel	5,644	31.9%	5,620	33.6%	24	0.4%
Total towables	17,675	100.0%	16,709	100.0%	966	5.8%
(1)    Average selling price excludes off-invoice dealer incentives.
(2)    Percentages may not add due to rounding differences.

Net revenues increased in the third quarter of Fiscal 2022 compared to the third quarter of Fiscal 2021 primarily due to price increases related to current and anticipated higher material and component costs, and unit growth.

Adjusted EBITDA increased in the third quarter of Fiscal 2022 compared to the third quarter of Fiscal 2021 primarily due to revenue growth, partially offset by higher operating expenses to support increasing sales.

Motorhome
The following is an analysis of key changes in our Motorhome segment for the three months ended May 28, 2022 compared to the three months ended May 29, 2021:

	Three Months Ended
(in thousands, except ASP and units)	May 28, 2022	% of Revenues	May 29, 2021	% of Revenues	$ Change	% Change
Net revenues	$516,345		$385,257		$131,088	34.0%
Adjusted EBITDA	64,388	12.5%	37,467	9.7%	26,921	71.9%

ASP(1)	$159,699		$138,810		20,889	15.0%

	Three Months Ended
Unit deliveries	May 28, 2022	Product Mix(2)	May 29, 2021	Product Mix(2)	Unit Change	% Change
Class A	672	21.0%	745	27.3%	(73)	(9.8)%
Class B	1,801	56.3%	1,384	50.8%	417	30.1%
Class C	728	22.7%	598	21.9%	130	21.7%
Total motorhomes	3,201	100.0%	2,727	100.0%	474	17.4%
(1)    ASP excludes off-invoice dealer incentives.
(2)    Percentages may not add due to rounding differences.

Net revenues increased in the third quarter of Fiscal 2022 compared to the third quarter of Fiscal 2021 primarily due to price increases related to current and anticipated higher material and component costs, and unit growth.

Adjusted EBITDA increased in the third quarter of Fiscal 2022 compared to the third quarter of Fiscal 2021 due to revenue growth, partially offset by higher input costs.

Marine
The following is an analysis of key changes in our Marine segment for the three months ended May 28, 2022 compared to the three months ended May 29, 2021:

	Three Months Ended
(in thousands, except ASP and units)	May 28, 2022	% of Revenues	May 29, 2021	% of Revenues	$ Change	% Change
Net revenues	$126,548		$17,170		$109,378	637.0%
Adjusted EBITDA	19,813	15.7%	1,624	9.5%	18,189	1,120.0%

ASP(1)	$76,371		$204,114		(127,743)	(62.6)%

	Three Months Ended
Unit deliveries	May 28, 2022		May 29, 2021		Unit Change	% Change
Boats	1,655		83		1,572	1,894.0%
(1)    ASP excludes off-invoice dealer incentives.

Net revenues increased in the third quarter of Fiscal 2022 compared to the third quarter of Fiscal 2021 primarily due to the acquisition of Barletta at the beginning of the first quarter of Fiscal 2022.

Adjusted EBITDA increased in the third quarter of Fiscal 2022 compared to the third quarter of Fiscal 2021 primarily due to the acquisition of Barletta at the beginning of the first quarter of Fiscal 2022.

Results of Operations - Nine Months Ended May 28, 2022 Compared to the Nine Months Ended May 29, 2021

Consolidated Performance Summary
The following is an analysis of changes in key items included in the Consolidated Statements of Income for the nine months ended May 28, 2022 compared to the nine months ended May 29, 2021:

	Nine Months Ended
($ in thousands, except per share data)	May 28, 2022	% of Revenues(1)	May 29, 2021	% of Revenues(1)	$ Change	% Change
Net revenues	$3,778,609	100.0%	$2,593,754	100.0%	$1,184,855	45.7%
Cost of goods sold	3,059,656	81.0%	2,130,556	82.1%	929,100	43.6%
Gross profit	718,953	19.0%	463,198	17.9%	255,755	55.2%
Selling, general, and administrative expenses	234,896	6.2%	165,001	6.4%	69,895	42.4%
Amortization	24,203	0.6%	10,771	0.4%	13,432	124.7%
Total operating expenses	259,099	6.9%	175,772	6.8%	83,327	47.4%
Operating income	459,854	12.2%	287,426	11.1%	172,428	60.0%
Interest expense, net	31,078	0.8%	30,222	1.2%	856	2.8%
Non-operating loss (income)	24,522	0.6%	(310)	—%	(24,832)	(8,010.3)%
Income before income taxes	404,254	10.7%	257,514	9.9%	146,740	57.0%
Provision for income taxes	96,227	2.5%	59,728	2.3%	36,499	61.1%
Net income	$308,027	8.2%	$197,786	7.6%	$110,241	55.7%

Diluted earnings per share	$9.18		$5.83		$3.35	57.5%
Diluted average shares outstanding	33,559		33,943		(384)	(1.1)%
(1)    Percentages may not add due to rounding differences.

Net revenues increased in the first nine months of Fiscal 2022 compared to the first nine months of Fiscal 2021 primarily due to price increases related to current and anticipated higher material and component costs, and unit growth, including incremental volume from the acquisition of Barletta.

Gross profit as a percentage of revenue increased in the first nine months of Fiscal 2022 compared to the first nine months of Fiscal 2021 primarily due to improved operating leverage on higher revenues and price increases, partially offset by higher material and component costs.

Operating expenses increased in the first nine months of Fiscal 2022 compared to the first nine months of Fiscal 2021 primarily due to higher operating expenses to support increasing sales, acquisition-related costs, and incremental operating expenses and amortization associated with the acquisition of Barletta.

Non-operating loss increased in the first nine months of Fiscal 2022 compared to the first nine months of Fiscal 2021 due to the contingent consideration fair value adjustment related to the acquisition of Barletta.

Our effective tax rate increased in the first nine months of Fiscal 2022 compared to the first nine months of Fiscal 2021 primarily due to the impact of consistent tax credits compared to prior year over increased income in the current year and a net unfavorable expense in the current year related to stock compensation.

Net income and diluted earnings per share increased in the first nine months of Fiscal 2022 compared to the first nine months of Fiscal 2021 primarily due to leverage gained on higher revenues, partially offset by increased operating expenses and higher income tax expense.

Non-GAAP Reconciliation
The following table reconciles net income to consolidated EBITDA and Adjusted EBITDA for the nine months ended May 28, 2022 and May 29, 2021:

	Nine Months Ended
(in thousands)	May 28, 2022	May 29, 2021
Net income	$308,027	$197,786
Interest expense, net	31,078	30,222
Provision for income taxes	96,227	59,728
Depreciation	17,031	13,476
Amortization	24,203	10,771
EBITDA	476,566	311,983
Acquisition-related costs	4,594	—
Litigation reserves	4,000	—
Restructuring expenses	—	112
Gain on sale of property, plant and equipment	—	(4,753)
Contingent consideration fair value adjustment	24,717	—
Non-operating income	(195)	(310)
Adjusted EBITDA	$509,682	$307,032

Reportable Segment Performance Summary
Towable
The following is an analysis of key changes in our Towable segment for the nine months ended May 28, 2022 compared to the nine months ended May 29, 2021:

	Nine Months Ended
(in thousands, except ASP and units)	May 28, 2022	% of Revenues	May 29, 2021	% of Revenues	$ Change	% Change
Net revenues	$2,103,192		$1,449,934		$653,258	45.1%
Adjusted EBITDA	330,417	15.7%	205,639	14.2%	124,778	60.7%

ASP(1)	42,244		32,503		9,741	30.0%

	Nine Months Ended
Unit deliveries	May 28, 2022	Product Mix(2)	May 29, 2021	Product Mix(2)	Unit Change	% Change
Travel trailer	33,938	68.7%	29,125	65.6%	4,813	16.5%
Fifth wheel	15,462	31.3%	15,306	34.4%	156	1.0%
Total towables	49,400	100.0%	44,431	100.0%	4,969	11.2%

	May 28, 2022		May 29, 2021		Change	% Change
Backlog(3)
Units	31,606		46,646		(15,040)	(32.2)%
Dollars	$1,312,878		$1,522,069		$(209,191)	(13.7)%
Dealer Inventory
Units	25,230		11,647		13,583	116.6%
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

Net revenues increased in the first nine months of Fiscal 2022 compared to the first nine months of Fiscal 2021 primarily due to price increases related to current and anticipated higher material and component costs, and unit growth.

Adjusted EBITDA increased in the first nine months of Fiscal 2022 compared to the first nine months of Fiscal 2021 primarily due to revenue growth, partially offset by higher operating expenses to support increasing sales.

Motorhome
The following is an analysis of key changes in our Motorhome segment for the nine months ended May 28, 2022 compared to the nine months ended May 29, 2021:

	Nine Months Ended
(in thousands, except ASP and units)	May 28, 2022	% of Revenues	May 29, 2021	% of Revenues	$ Change	% Change
Net revenues	$1,355,389		$1,090,221		$265,168	24.3%
Adjusted EBITDA	160,636	11.9%	118,779	10.9%	41,857	35.2%

ASP(1)	153,139		135,356		17,783	13.1%

	Nine Months Ended
Unit deliveries	May 28, 2022	Product Mix(2)	May 29, 2021	Product Mix(2)	Unit Change	% Change
Class A	2,004	22.9%	2,047	25.8%	(43)	(2.1)%
Class B	4,889	55.8%	3,901	49.1%	988	25.3%
Class C	1,874	21.4%	1,994	25.1%	(120)	(6.0)%
Total motorhomes	8,767	100.0%	7,942	100.0%	825	10.4%

	May 28, 2022		May 29, 2021		Change	% Change
Backlog(3)
Units	15,180		18,145		(2,965)	(16.3)%
Dollars	$2,285,236		$2,180,149		$105,087	4.8%
Dealer Inventory
Units	3,008		2,429		579	23.8%
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

Net revenues increased in the first nine months of Fiscal 2022 compared to the first nine months of Fiscal 2021 primarily due to price increases and unit growth.

Adjusted EBITDA increased in the first nine months of Fiscal 2022 compared to the first nine months of Fiscal 2021 primarily due to revenue growth, partially offset by higher input costs and operating expenses.

Marine
The following is an analysis of key changes in our Marine segment for the nine months ended May 28, 2022 compared to the nine months ended May 29, 2021:

	Nine Months Ended
(in thousands, except ASP and units)	May 28, 2022	% of Revenues	May 29, 2021	% of Revenues	$ Change	% Change
Net revenues	$303,175		$43,527		$259,648	596.5%
Adjusted EBITDA	43,336	14.3%	3,502	8.0%	39,834	1,137.5%

ASP(1)	73,669		203,418		(129,749)	(63.8)%

	Nine Months Ended
Unit deliveries	May 28, 2022		May 29, 2021		Unit Change	% Change
Boats	4,112		213		3,899	1,830.5%

	May 28, 2022		May 29, 2021		Change	% Change
Backlog(2)
Units	2,491		492		1,999	406.3%
Dollars	$245,416		$110,472		$134,944	122.2%
Dealer Inventory
Units	2,454		167		2,287	1,369.5%
(1)    ASP excludes off-invoice dealer incentives.
(2)    Our backlog includes all accepted orders from dealers which generally have been requested to be shipped within the next six months. Orders in backlog generally can be cancelled or postponed at the option of the dealer at any time without penalty; therefore, backlog may not necessarily be an accurate measure of future sales.

Net revenues increased in the first nine months of Fiscal 2022 compared to the first nine months of Fiscal 2021 primarily due to the acquisition of Barletta at the beginning of the first quarter of Fiscal 2022.

Adjusted EBITDA increased in the first nine months of Fiscal 2022 compared to the first nine months of Fiscal 2021 primarily due to the acquisition of Barletta at the beginning of the first quarter of Fiscal 2022.

Analysis of Financial Condition, Liquidity, and Resources
Cash Flows
The following table summarizes our cash flows from operations:

	Nine Months Ended
(in thousands)	May 28, 2022	May 29, 2021
Total cash provided by (used in):
Operating activities	$245,245	$147,954
Investing activities	(291,334)	(11,370)
Financing activities	(150,401)	(23,318)
Net (decrease) increase in cash and cash equivalents	$(196,490)	$113,266
Operating Activities
Cash provided by operating activities increased for the nine months ended May 28, 2022 compared to the nine months ended May 29, 2021 due to higher profitability, partially offset by investments in working capital to support current year revenue growth. The investments in working capital included a $117.4 million increase in accounts receivable due to timing of invoicing/collections, a $129.1 million increase in inventory to support customer demand and to support operational activities during a period impacted by supply chain disruption, partially offset by a $41.6 million increase in accounts payable due to inventory growth and timing of payments.

Investing Activities
Cash used in investing activities increased in the nine months ended May 28, 2022 compared to the nine months ended May 29, 2021 primarily due to our acquisition of Barletta during the first quarter of Fiscal 2022.

Financing Activities
Cash used in financing activities increased in the nine months ended May 28, 2022 compared to the nine months ended May 29, 2021 primarily due to an increase in stock repurchases in the first nine months of Fiscal 2022.

Debt and Capital
We maintain a $192.5 million asset-based revolving credit facility ("ABL Credit Facility") with a maturity date of October 22, 2024 subject to certain factors which may accelerate the maturity date. As of May 28, 2022, we had no borrowings against the ABL Credit Facility.

As of May 28, 2022, we had $238.1 million in cash and cash equivalents and $192.5 million in unused ABL Credit Facility. Our cash and cash equivalent balances consist of high quality, short-term money market instruments.

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

Other Financial Measures
Working capital at May 28, 2022 and August 28, 2021 was $582.7 million and $651.6 million, respectively. We currently expect cash on hand, funds generated from operations, and the borrowing available under our ABL Credit Facility to be sufficient to cover both short-term and long-term operating requirements.

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

On October 13, 2021, our Board of Directors authorized a new share repurchase program in the amount of $200.0 million with no time restriction on the authorization, which took effect immediately and replaced the prior program. In the nine months ended May 28, 2022, we repurchased 2,143,000 shares of our own common stock at a cost of $129.6 million under this authorization and the previous authorization, and 62,000 shares at a cost of $4.6 million to satisfy tax obligations on employee equity awards vested. We continually evaluate if share repurchases reflect a prudent use of our capital and, subject to compliance with our ABL Credit Facility and Senior Secured Notes, we may purchase shares in the future. At May 28, 2022, we have $80.0 million remaining on our Board approved repurchase authorization.

On May 18, 2022, our Board of Directors approved a quarterly cash dividend of $0.18 per share payable on June 29, 2022, to common stockholders of record at the close of business on June 8, 2022.

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
•General economic uncertainty in key markets and a worsening of domestic and global economic conditions or low levels of economic growth.
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

Interest rate risk
As of May 28, 2022, we have no interest rate swaps outstanding and the Term Loan, that had been subject to variable interest rates, was repaid in the fourth quarter of Fiscal 2020 using the proceeds from the Senior Secured Notes. The ABL Credit Facility is our only floating rate debt instrument which remains undrawn as of May 28, 2022.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of Fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Purchases of our common stock during each fiscal month of the third quarter of Fiscal 2022 are as follows:

Period	Total Number of Shares Purchased(1,2)	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1,2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3)
02/27/22 - 04/02/22	137,258	$54.64	137,258	$142,500
04/03/22 - 04/30/22	572,940	54.54	572,940	111,250
05/01/22 - 05/28/22	557,931	56.01	557,931	80,000
Total	1,268,129	$55.20	1,268,129	$80,000
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

WINNEBAGO INDUSTRIES, INC.

Date:	June 22, 2022	By:	/s/ Michael J. Happe
Michael J. Happe
Chief Executive Officer, President
(Principal Executive Officer)

Date:	June 22, 2022	By:	/s/ Bryan L. Hughes
Bryan L. Hughes
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer)