Form 10-K
period 2022-08-27
WINNEBAGO INDUSTRIES INC
filed 2022-10-19
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 27, 2022;
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
Registrant's telephone number, including area code: (952) 829-8600

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $2,003,293,000 as of February 26, 2022, based upon the closing price of $63.00 as of February 25, 2022 as reported on the New York Stock Exchange.
As of October 13, 2022, 30,507,424 shares of the registrant's common stock, par value $0.50 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report for the registrant's 2022 Annual Meeting of Shareholders to be held on December 13, 2022 (the "2022 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.

Winnebago Industries, Inc.
Fiscal 2022 Annual Report on Form 10-K

WINNEBAGO INDUSTRIES, INC.
FORM 10-K
Report for the Fiscal Year Ended August 27, 2022

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Certain of the matters discussed in this Annual Report on Form 10-K are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which involve risks and uncertainties. With the exception of historical information, the matters discussed in this Annual Report on Form 10-K are forward-looking statements and may be identified by the use of words such as "anticipate," "assume," "believe," "estimate," "expect," "guidance," "intend," "outlook," "plan," "project," and other words and terms of similar meaning. Such statements reflect our current views and estimates with respect to future market conditions, company performance and financial results, operational investments, business prospects, new strategies, the competitive environment, and other events. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the potential results discussed in such forward-looking statements. Readers should review Item 1A, Risk Factors, in this Annual Report on Form 10-K for the fiscal year ended August 27, 2022, for a description of important factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements made in this Annual Report on Form 10-K. Among the factors that could cause actual results and outcomes to differ materially from those contained in such forward-looking statements are the following:
•General economic uncertainty in key markets and a worsening of domestic and global economic conditions or low levels of economic growth.
•Uncertainty surrounding the COVID-19 pandemic.
•Availability of financing for RV and marine dealers.
•Ability to innovate and commercialize new products.
•Ability to manage our inventory to meet demand.
•Competition and new product introductions by competitors.
•Risk related to cyclicality and seasonality of our business.
•Risk related to independent dealers.
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
•Impairment of goodwill and trade names.
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

PART I
Item 1. Business.

General
The use of terms "Winnebago Industries," "Winnebago," "we," "our," and "us" in this Annual Report on Form 10-K, unless the context otherwise requires, refer to Winnebago Industries, Inc. and its wholly-owned subsidiaries.

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

Fiscal 2022 refers to the fiscal year ended August 27, 2022, Fiscal 2021 refers to the fiscal year ended August 28, 2021, and Fiscal 2020 refers to the fiscal year ended August 29, 2020. The financial statements presented are all 52-week fiscal periods.

Available Information
Our internet website, located at www.winnebagoind.com, provides additional information about us. On our website you can obtain, free of charge, this and prior year Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all other recent filings with the SEC. Our recent press releases and important information regarding our corporate governance practices are also available on our website. Information contained on our website is not incorporated into this Annual Report on Form 10-K. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC which can be accessed at http://www.sec.gov.

Principal Products
Our operations are organized into three reportable segments, Towable, Motorhome, and Marine, based on similarities within their markets, products, operations and distributions.

Towable
A towable is a non-motorized vehicle that is designed to be towed by automobiles, pickup trucks, SUVs, or vans and is used as temporary living quarters for recreational travel. The Recreation Vehicle Industry Association ("RVIA") classifies towables into four types: conventional travel trailers, fifth wheels, folding camper trailers, and truck campers. We manufacture and sell conventional travel trailers and fifth wheels under the Winnebago and Grand Design brand names, which are defined as follows:

Type	Description	Winnebago product offerings	Grand Design product offerings
Travel trailer	Towed by means of a hitch attached to the frame of the vehicle	HIKE, Micro Minnie, Minnie, and Voyage	Transcend, Imagine, Momentum, and Reflection
Fifth wheel	Constructed with a raised forward section that is connected to the vehicle with a special fifth wheel hitch	N/A	Reflection, Momentum, and Solitude

Our travel trailer and fifth wheel towables are sold by dealers in the retail market with manufacturer's suggested retail prices ranging from approximately $33,000 to $154,000, depending on size and model, plus optional equipment and delivery charges.

Motorhome
A motorhome is a self-propelled mobile dwelling used primarily as temporary living quarters during vacation and camping trips, or to support active and mobile lifestyles. The RVIA classifies motorhomes into four types, all of which we manufacture and sell under the Winnebago and Newmar brand names, which are defined as follows:

Type	Description	Winnebago product offerings	Newmar product offerings
Class A	Built on a heavy truck chassis in both diesel and gas models with the ability to tow a small vehicle	Gas: Adventurer, Sunstar, and Vista	Gas: Bay Star and Bay Star Sport
		Diesel: Forza and Journey	Diesel: Canyon Star, Dutch Star, Essex, King Aire, Kountry Star, London Aire, Mountain Aire, New Aire, and Ventana
Class B	Built by adding a taller roof and amenities to an existing van, which allows for easy maneuvering	Gas: Travato and Solis	N/A
Diesel: Era, Boldt, and Revel
Class C	Built on a medium truck chassis in both diesel and gas models with similar features and amenities to Class A models	Gas: Ekko, Spirit, and Minnie Winnie	Diesel: Super Star and Supreme Aire
Diesel: View and Navion
Accessibility Enhanced	Vehicle with a wheelchair lift to allow individuals with physical disabilities access to the motorhome	Gas: Roam AE	N/A
Diesel: Inspire AE

Our Class A, B, C and accessibility enhanced motorhomes are sold by dealers in the retail market with manufacturer's suggested retail prices ranging from approximately $115,000 to $1,600,000, depending on size and model, plus optional equipment and delivery charges. Our motorhomes range in length from 18 to 45 feet.

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

Marine
We manufacture and sell premium quality boats under our Chris-Craft and Barletta brands in the recreational powerboat industry through an established network of independent authorized dealers. We acquired Barletta on August 31, 2021. Refer to Note 2 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K for further detail regarding the acquisition.

Type	Chris-Craft product offerings	Barletta product offerings
Boats	Launch, Launch GT, Calypso, Catalina	Lusso, Corsa, Cabrio

Our boats are sold by dealers in the retail market with manufacturer's suggested retail prices ranging from approximately $63,000 to $782,000, depending on size and model, plus optional equipment and delivery charges.

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

Production
We generally produce towable, motorhome, and marine products made to order for dealers. We have some ability to increase our capacity by scheduling overtime and/or hiring additional production employees or to decrease our capacity through the use of shortened work weeks and/or reducing head count. We have long been known as an industry leader in innovation as each year we introduce new or redesigned products. These changes generally include new floor plans, features, functionality, and sizes as well as design and decor modifications. Most of our raw materials such as steel, aluminum, fiberglass, and wood products are obtainable from numerous sources.

Our towables are produced at two assembly campuses located in Middlebury, Indiana. The majority of components are comprised of frames, appliances, and furniture, and are purchased from multiple suppliers.

Our motorhomes are produced in the states of Iowa and Indiana at five different campuses. Our motorhome business utilizes vertically integrated supply streams, with the principal exceptions being chassis, engines, generators, and appliances that we purchase from multiple suppliers. Certain parts, especially motorhome chassis, are available from a small group of suppliers.

Our marine products are produced in the states of Indiana and Florida at two different campuses. We manufacture certain components and purchase other components from suppliers and install them on the boat. Certain parts, especially motors, are available from a small group of suppliers.

Backlog
We strive to balance timely order fulfillment to our dealers with the lead times suppliers require to efficiently source materials and manage costs. Production facility constraints at peak periods also lead to fluctuations in backlog orders which we manage closely. A more detailed description of our Towable, Motorhome, and Marine order backlog is included in Item 7 of Part II in this Annual Report on Form 10-K.

Distribution and Financing
We distribute our RV and marine products primarily through independent dealers throughout the U.S. and Canada, who then retail the products to the end consumer. We also distribute our marine products internationally through independent dealers, who then retail the products to the end consumer. Foreign sales accounted for less than 10% of net revenues during each of the past three fiscal years.
As of August 27, 2022, our RV and marine dealer network in the U.S. and Canada included approximately 750 physical dealer locations, many of which carry more than one of our brands. None of our dealer organizations accounted for more than 10% of our net revenues during each of the past three fiscal years.

We have sales and service agreements with most dealers which are subject to annual review. Many of the dealers are also engaged in other areas of business, including the sale of automobiles, trailers, or boats, and most dealers carry one or more competitive lines of products. We continue to place high emphasis on the capability of our dealers to provide complete service for our products. Dealers are obligated to provide full service for owners of our products or, in lieu thereof, to secure such service from other authorized providers.

We advertise and promote our products through national trade magazines, product brochures, the Go RVing national advertising campaign sponsored by RVIA, our websites, social media, direct-mail advertising campaigns, various national promotional opportunities, and on a local basis through trade shows, television, radio, and newspapers, primarily in connection with area dealers.

Sales to dealers are made primarily on cash terms. Most dealers are financed on a "floorplan" basis under which a bank or finance company lends the dealer all, or substantially all, of the purchase price, collateralized by a security interest in the merchandise purchased. As is customary in the industries we serve, we typically enter into a repurchase agreement with a lending institution financing a dealer's purchase of our product upon the lending institution's request and after completion of a credit check of the dealer involved. Our repurchase agreements provide that, for up to 18 months after an RV unit is financed and up to 24 months after a marine unit is financed, in the event of default by the dealer on the agreement to pay the lending institution and repossession of the unit(s) by the lending institution, we will repurchase the financed merchandise from the lender at the amount then due, which is often less than dealer invoice. Our maximum exposure for repurchases can vary significantly, depending upon the level of dealer inventory, general economic conditions, demand for our products, dealer location, and access to and the cost of financing. See Note 12 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K.

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

Seasonality
The primary use of RVs and marine products for leisure travel and outdoor recreation has historically led to a peak retail selling season concentrated in the spring and summer months and lower sales during fall and winter months. Our sales are generally influenced by this pattern in retail sales, but sales can also be impacted by the level of dealer inventory. As a result, our sales are historically lowest during our second fiscal quarter, which ends in February.

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

Trademarks
Our products are marketed under a variety of valuable trademarks. Some of the more important trademarks used in our business include Winnebago, Grand Design, Newmar, Chris-Craft, and Barletta. We protect these trademarks as appropriate through registrations in the United States and other jurisdictions. Depending on jurisdiction, trademarks are generally valid as long as they are in use or their registrations are properly maintained and they have not been found to have become generic. Registrations of trademarks can also generally be renewed indefinitely for as long as the trademarks are in use.

We continue our focus on developing and marketing innovative, proprietary products, many of which use proprietary expertise, trade secrets, and know-how. We consider the collective rights under our various patents, which expire from time to time, a valuable asset, but we do not believe that our businesses are materially dependent upon any single patent or group of related patents.

Human Capital Management
Our employees are our greatest strength and we are committed to providing a safe, inclusive, high-performance culture where our people thrive. We strive to recruit, develop, engage and protect our workforce. The following are key human capital measures and objectives that we currently focus on:

Employee Experience – Leadership and Culture Development
We believe our future success depends on our people. Attracting, engaging, retaining and developing diverse talent is a key priority. We strive to grow and develop all of our teams and bolster our talent pipeline. Our leadership expectations provide a shared understanding of the skills our teams develop through continuous learning opportunities and training. Our Code of Conduct and our human rights policy include shared values and guide relationships with our people and our stakeholders. To build and attract the next generation of leaders, we have developed external partnerships, introducing high school and first-generation college students to potential career opportunities in the RV and marine industries. To increase the pipeline of diverse talent in the outdoor industry, we provided founding support to the Leaders from The Future of Work Internship Program in partnership with nonprofit partner Camber Outdoors. This innovative, diversity, equity, and inclusive ("DEI") focused internship program engages Black, Latino, Asian American and Pacific Islander, and Native/Indigenous students in meaningful paid summer internships. We also collaborate with regional education and workforce development partners to connect job seekers with on-the-job training and leadership development.

Team members respond regularly to an engagement survey, administered at least every two years, that evaluates our employees’ thoughts about their experience working at Winnebago Industries. Responses are reviewed by team leaders and used to help build specific action plans to continually improve our employee engagement, satisfaction, and retention. We engage employees through community volunteerism, team-building, and employee resource groups. We strive to continually improve our employee experience, develop and grow our teams, and create a culture of inclusion and belonging.

As of August 27, 2022, we employed approximately 7,445 persons, of which 28% and 72% were non-production and production workers, respectively. In addition, 14% and 86% were salaried and hourly employees, respectively. None of our employees are covered under a collective bargaining agreement. We believe our relations with our employees are good.

Commitment to Inclusion, Diversity, Equity, and Action ("IDEA")
We embrace the ideals of IDEA in our company. We believe in the value of building a company and community where every person feels welcome, is treated fairly, and has an equal opportunity to succeed while bringing their authentic self to work. “All In, Outdoors” is a deliberate approach to how we act and treat each other at Winnebago Industries, and a roadmap for creating a better sense of belonging in our workplace, our communities and the outdoors. We advance our strategy by listening and learning, including by establishing an IDEA Speaker series, where subject matter experts provide inspiration, tools, and resources to create an inclusive culture. We also instituted our Courageous Conversations program, which builds connections with employees through conversations that provide awareness and understanding around community and cultural sensitivities that can be difficult in the workplace. We launched our first employee resource group, the Women’s Inclusion Network ("WIN"), whose mission is to support the professional development of women by encouraging access to learning, mentoring, and networking. WIN’s goal is to increase women’s sense of belonging and the percentage of women in leadership roles within our businesses. We remain involved with CEO Action for Diversity & Inclusion, including supporting its inaugural mentoring program with mentors from our executive leadership team and mentees from WIN.

We are committed to increasing inclusion across our industry and beyond. At the leadership level, 24% of our officers and directors are women, and 9% are racially or ethnically diverse as of August 27, 2022. We continue to expand our partnerships with nonprofit organizations led by and for communities of color and women and organizations helping to diversify the talent pipeline including Camber Outdoors and the Society of Women Engineers.

We recognize the importance of having diverse perspectives on our Board of Directors and aspire to promote diversity as we build and refresh our Board of Directors. Our IDEA framework, which serves as a roadmap to guide us forward on our inclusion journey, includes the Board of Directors, leadership development, and engagement. During Women’s History month, we hosted a Women in the Workplace panel, which was composed of our two female directors and our female general counsel, for all employees. As of August 27, 2022, 20% of our Board of Directors were women, and 20% were racially or ethnically diverse.

We believe our company and our brands should reflect the diversity of outdoor enthusiasts. We also believe we thrive and are more successful when we empower, value, and respect our employees and our communities. We are committed to continuing to build a stronger, more inclusive culture and workplace.

Employee Well-being and Safety
We are committed to designing, operating, and maintaining safe and controlled working conditions, including a "zero-harm" culture for all employees. We have implemented actions to build an increasingly risk-informed perspective within our culture to reduce the occurrences of injuries and illness. All sites have established a baseline risk control score with the goal to achieve at least 95% sustainable level control by the end of 2024. Between Fiscal 2021 and Fiscal 2022, we improved our control levels by 20%, and are on track to meet our goal of 95% or greater across all businesses. We remained stable on our total recordable incidence rate ("TRIR") in Fiscal 2022 as compared to Fiscal 2021. Our experience and continuing focus on workplace safety enabled us to preserve business continuity and maintain our commitment to keeping our employees and visitors safe, during the continuing stages of the COVID-19 pandemic. With the mental, emotional, and physical well-being of our employees as a key focus, we have provided resources for employees to manage remote work and balance parental and other family responsibilities.

Information about our Executive Officers

Name	Office (Year First Elected an Officer)	Age
Michael J. Happe	President and Chief Executive Officer (2016)	51
Ashis N. Bhattacharya	Senior Vice President, Business Development, Advanced Technology (2016)	60
Stacy L. Bogart	Senior Vice President, General Counsel, Secretary and Corporate Responsibility; President, Winnebago Industries Foundation (2018)	59
Huw S. Bower	President, Winnebago Outdoors (2020)	48
Donald J. Clark	President of Grand Design RV (2016)	62
Bryan L. Hughes	Chief Financial Officer; Senior Vice President, Finance, IT and Strategic Planning (2017)	53
Casey J. Tubman	President of Newmar Corporation (2022)	50
Christopher D. West	Senior Vice President, Enterprise Operations (2016)	50
Bret A. Woodson	Senior Vice President, Human Resources and Corporate Relations (2015)	52

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

Mr. Tubman joined Winnebago Industries in August 2022 as President of Newmar Corporation. Mr. Tubman joined Winnebago Industries from Whirlpool Corporation, a multinational manufacturer of home appliances, where he served in a variety of leadership and executive roles for over 25 years. Most recently, he served as Vice President and Global Platform Leader from February 2022 to July 2022. He also served as Vice President of Product Marketing from January 2020 to February 2022, and Vice President and General Manager from October 2015 to January 2020.

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
•Employment trends;
•Fuel prices;
•Inflationary pressures affecting disposable consumer income;
•Interest rate fluctuations;
•The adverse impact of global tensions on consumer spending and travel-related activities; and
•The adverse impact on margins due to increases in raw material costs, which we are unable to pass on to customers without negatively affecting sales.

The demand, supply, and operational challenges associated with the ongoing COVID-19 pandemic has had and may continue to have a material impact on our business, financial condition, results of operations and cash flows.
Our business, operations, and financial results have been, and may continue to be, impacted by the COVID-19 pandemic. Impacts on our business include, but are not limited to:

•Inability to meet our dealers’ and consumers’ demands due to disruptions in our manufacturing and supply arrangements caused by delays and disruptions in obtaining certain raw materials and other manufacturing components; and
•If the COVID-19 pandemic worsens or re-emerges, our labor force may be negatively impacted by COVID-19 infections, which would negatively impact our ability to produce and sell products.

These impacts may have a negative effect on our business, financial condition, results of operations and cash flows. While we have seen increased demand for our products resulting in part from the effects of the COVID-19 pandemic, there can be no assurance that we can maintain or continue to expand demand for products in a post-pandemic environment. The impact of the COVID-19 pandemic may also exacerbate other risks discussed in this Item 1A, Risk Factors, any of which could have a material adverse effect on us.
Credit market deterioration and volatility may restrict the ability of our dealers and retail customers to finance the purchase of our products.
Our business is affected by the availability and terms of the financing to dealers. Generally, RV and marine dealers finance their purchases of inventory with financing provided by lending institutions. One financial flooring institution held 33.7% of our total financed dealer inventory dollars that were outstanding at August 27, 2022. In the event that this lending institution limits or discontinues dealer financing, we could experience a material adverse effect on our results of operations.

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
Our ability to manage our inventory levels to meet our customers' demand for our products is important for our business. For example, certain dealers are focused on the rental market which spikes over the summer vacation period while other dealers are focused on direct sales to the consumer at various price points. Our production levels and inventory management are based on demand estimates six to twelve months forward, taking into account supply lead times, production capacity, timing of shipments, and dealer inventory levels. If we overestimate or underestimate demand for any of our products during a given season, we may not maintain appropriate inventory levels, which could negatively impact our net sales or working capital, hinder our ability to meet customer demand, or cause us to incur excess and obsolete inventory charges.

The industries in which we operate are highly competitive. Failure to compete effectively against competitors could negatively impact our business and operating results.
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

Our business depends on the performance of independent dealers.

We distribute our RV and marine products primarily through independent dealers across the U.S. and Canada, who then retail the products to the end consumer. We also distribute our marine products internationally through independent dealers, who then retail the products to the end consumer. We rely on our dealers to develop and implement effective strategies to create retail demand for our products. If our independent dealers are unsuccessful in doing so, it could have an adverse effect on our results of operations.

Our success is dependent on our ability to attract new dealers and maintain relationships with existing dealers. Our independent dealers maintain control over which products they carry and choose to sell, and they may promote other products, or terminate existing relationships if our products are not perceived as being desirable and profitable. Our results of operations can be adversely affected if we are unable to maintain and develop successful relationships with independent dealers.

The financial condition of independent dealers is affected in large part by conditions and events that are beyond our control. Significant deterioration in the financial condition of independent dealers could materially and adversely affect our results of operations.

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

Operational Risks
Our operations are primarily centered in northern Iowa and northern Indiana. Any disruption or delay at our primary manufacturing facilities could adversely affect our business and operating results.
We currently manufacture most of our products in northern Iowa and northern Indiana. We also have a relatively small manufacturing operation on the Gulf Coast of Florida. These facilities may be affected by natural or man-made disasters and other external events. In the event that one of our manufacturing facilities was affected by a disaster or other event, we could be forced to shift production to one of our other manufacturing facilities or to cease operations. Although we maintain insurance for damage to our property and disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses. Any disruption in our manufacturing capacity could have an adverse impact on our ability to produce sufficient inventory of our products or may require us to incur additional expenses in order to produce sufficient inventory, and therefore, may adversely affect our net sales and operating results. Any disruption or delay at our manufacturing facilities could impair our ability to meet the demands of our customers, and our customers may cancel orders or purchase products from our competitors, which could adversely affect our business and operating results.

Unanticipated changes to our distribution channel customers' inventory levels could negatively impact our operating results.
We sell many of our products through distribution channels and are subject to risks relating to their inventory management decisions and operational and sourcing practices. Our distribution channel customers carry inventories of our products as part of their ongoing operations and adjust those inventories based on their assessments of future needs. Such adjustments may impact our inventory management and working capital goals as well as operating results. If the inventory levels of our distribution channel customers are higher than they desire, they may postpone product purchases from us, which could cause our sales to be lower than the end-user retail demand for our products and negatively impact our inventory management and working capital goals as well as our operating results.

For some of the components used in production, we depend on a small group of suppliers and the loss of any of these suppliers could affect our ability to obtain components timely or at competitive prices, which would decrease our results of operations, financial condition, and cash flows.
Most of our RV and marine components are readily available from numerous sources. However, a few of our components are produced by a small group of suppliers. In the case of motorhome chassis, Mercedes-Benz (USA and Canada), Stellantis N.V., Freightliner Trucks, Ford Motor Company, and Spartan RV Chassis are our major suppliers. Our relationship with our chassis suppliers is similar to our other supplier relationships in that no specific contractual commitments are engaged in by either party. This means that we do not have minimum purchase requirements, and our chassis suppliers do not have minimum supply requirements. Our chassis suppliers also supply to our competitors. Historically, chassis suppliers resort to an industry-wide allocation system during periods when supply is restricted. These allocations have been based on the volume of chassis previously purchased, which could mean our larger competitors could receive more chassis in a time of scarcity. Sales of motorhomes rely on chassis supply and are affected by shortages from time to time. Decisions by our suppliers to decrease production, production delays or work stoppages by the employees of such suppliers, or price increases could have a material adverse effect on our ability to produce motorhomes and ultimately, on our results of operations, financial condition, and cash flows. In Fiscal 2022, one of our suppliers individually accounted for approximately 11% of our consolidated raw material purchases.

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

Additionally, there continues to be uncertainty with respect to the implementation of current trade regulations, future trade regulations and existing international trade agreements, which could continue to increase our cost of goods sold, both directly and as a result of price increases implemented by domestic suppliers, which we may not be able to pass on to our customers. The impact from these tariffs could also result in decreased demand for our products. All of these conditions could materially and adversely affect our results of operations and financial condition.

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

We have experienced, and continue to experience, disruption in our supply chain due to the reduced availability of certain raw materials used in the manufacturing of our products, including chassis which depend on semiconductor chips. The constraints limited our ability to increase production to meet demand during Fiscal 2022 and continuing in Fiscal 2023. While we continue to manage through these shortages and delays, if we cannot successfully manage these disruptions and/or these shortages and delays worsen, we may be unable to fulfill orders and deliver our products to our customers in a timely manner. This could materially and adversely affect our results of operations and financial condition.

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
We rely on our information systems and web applications to support our business operations, including but not limited to procurement, supply chain, manufacturing, distribution, warranty administration, invoicing, and collection of payments. We use information systems to record and report our operational results. Additionally, we rely upon information systems in our sales, marketing, human resources, and communication efforts. Due to our reliance on our information systems, our business processes may be negatively impacted in the event of substantial disruption of service. Further, we have security systems in place with the intent of maintaining the physical security of our facilities and protecting our customers', clients', and suppliers' confidential information and information related to identifiable individuals against unauthorized access through our information systems or by other electronic transmission or through the misdirection, theft, or loss of physical media. Misuse, leakage, falsification, or breach of security of information could result in a violation of privacy laws and damage our reputation which could, in turn, have a negative impact on our results. Because the technologies used to obtain unauthorized access are constantly changing and becoming increasingly more sophisticated and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement sufficient preventative measures. If we fail to maintain or protect our information systems and web applications effectively, we could experience adverse consequences that could have a material effect on our business. Amongst other things, the impact could include interruptions or delays in our ability to access information, data loss, processing inefficiencies, lost revenues or other costs resulting from shutdowns, unfavorable publicity, governmental inquiry and oversight, difficulty in marketing our services, allegations by our customers and clients that we have not performed our contractual obligations, litigation by affected parties, and possible financial obligations for damages related to the theft or misuse of such information.

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

We are also subject, in the ordinary course of business, to litigation including a variety of warranty, "Lemon Law," and product liability claims typical in the RV and marine industries. Although we have an insurance policy covering product liability, we cannot be certain that our insurance coverage will be sufficient to cover all future claims against us, which may have a material adverse effect on our results of operations and financial condition. Any increase in the frequency and size of these claims, as compared to our experience in prior years, may cause the premium that we are required to pay for insurance to rise significantly. Product liability claims may also cause us to pay punitive damages, not all of which are covered by our insurance. In addition, if product liability claims rise to a level of frequency or size that are significantly higher than similar claims made against our competitors, our reputation and business may be harmed.

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
We incurred substantial indebtedness to finance the acquisitions of Grand Design and Newmar Corporation ("Newmar"). Our asset based revolving credit facility ("ABL Credit Facility") and Senior Secured Notes (as described in Note 9 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K) are secured by substantially all of our assets, including cash, inventory, accounts receivable, and certain machinery and equipment. We also issued unsecured Convertible Notes (as described in Note 9 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K) to finance the acquisition of Newmar. If a default of payment occurs, the lenders in our ABL Credit Facility or holders of our Senior Secured and Convertible Notes may elect to declare all of their respective outstanding debt, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. Under such circumstances, we may not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed on our ability to incur additional debt and to take other corporate actions might significantly impair our ability to obtain other financing.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The principal facilities used in our operations are in the following locations:

Segment	Location	Status	Primary Use
Towable	Bristol, Indiana	Leased	Manufacturing (1)
Towable	Elkhart, Indiana	Leased	Manufacturing (1)
Towable	Middlebury, Indiana	Owned	Manufacturing(1) and office space
Towable	Middlebury, Indiana	Leased	Manufacturing(1) and office space
Towable	White Pigeon, Michigan	Leased	Manufacturing (1)
Motorhome	Charles City, Iowa	Owned	Manufacturing (1)
Motorhome	Forest City, Iowa	Owned	Manufacturing(1) and non-production
Motorhome	Lake Mills, Iowa	Owned	Manufacturing (1)
Motorhome	Nappanee, Indiana	Owned	Manufacturing (1)
Motorhome	Nappanee, Indiana	Leased	Manufacturing(1) and office space
Motorhome	Waverly, Iowa	Owned	Manufacturing (1)
Marine	Bristol, Indiana	Owned	Manufacturing(1) and office space
Marine	Sarasota, Florida	Owned	Manufacturing(1) and office space
Corporate / All Other	Eden Prairie, Minnesota	Leased	Office space
Corporate / All Other	Forest City, Iowa	Owned	Manufacturing (1)
(1)    Manufacturing includes production, warehouse, maintenance, and service center facilities.

Most of our buildings are of steel or steel and concrete construction and are protected from fire with high-pressure sprinkler systems, dust collector systems, automatic fire doors, and alarm systems. All facilities are in good operating condition, suitable for their respective uses and adequate for current needs.

Under our Senior Secured Notes and ABL Credit Facility, we have encumbered substantially all of our real property for the benefit of the lenders under our credit facilities. For additional information, see Note 9 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K. Also see Note 10 in the Notes to Consolidated Financial Statements included in Item 8 of Part II in this Annual Report on Form 10-K for more information regarding our leased facilities.

Item 3. Legal Proceedings.

For a description of our legal proceedings, see Note 12 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities.

Market Information
Our common stock is listed on the New York Stock Exchange under the ticker symbol of WGO. As of October 13, 2022, there were 2,120 shareholders of record.

Dividends
On August 17, 2022, our Board of Directors declared a quarterly cash dividend of $0.27 per share, totaling $8.2 million, to be paid on September 28, 2022 to common shareholders of record at the close of business on September 14, 2022. Dividends are generally declared each quarter, and the Board of Directors currently intends to continue to pay quarterly cash dividends; however, declaration of future dividends, if any, will be based on several factors including our financial performance, outlook, and liquidity.

Our outstanding notes, as further described in Note 9 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K, contains restrictions that may limit our ability to pay dividends.

Issuer Purchases of Equity Securities
Our ABL Credit Facility contains restrictions that may limit our ability to make distributions or payments with respect to purchases of our common stock without consent from the lenders, except for limited purchases of our common stock from employees, in the event of a significant reduction in our EBITDA or in the event of a significant borrowing on our ABL Credit Facility. Our Senior Secured Notes also contain covenants that may limit our ability to make distributions or payments with respect to purchases of our common stock. See additional information on our ABL Credit Facility in Note 9 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K.

On October 13, 2021, our Board of Directors authorized a share repurchase program in the amount of $200.0 million with no time restriction on the authorization, which took effect immediately and replaced the prior program.

On August 17, 2022, our Board of Directors authorized a share repurchase program in the amount of $350.0 million, also with no time restriction on the authorization, which replaces the previous authorization that was fully depleted in the fourth quarter of Fiscal 2022.

During Fiscal 2022, we repurchased 3,577,000 shares of our common stock at a cost of $209.7 million, and 62,000 shares of our common stock at a cost of $4.6 million to satisfy tax obligations on employee equity awards as they vested. We continually evaluate if share repurchases reflect a prudent use of our capital and, subject to compliance with our ABL Credit Facility and outstanding Senior Secured Notes, we may purchase shares in the future. As of August 27, 2022, we have $350.0 million remaining on our Board of Directors approved repurchase authorization.

Purchases of our common stock during each fiscal month of the fourth quarter of Fiscal 2022 are as follows:

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)(3)
05/29/22 - 07/02/22	273,442	$50.47	273,442	$66,200,000
07/03/22 - 07/30/22	796,391	$54.87	796,391	$22,500,000
07/31/22 - 08/27/22	364,299	$61.77	364,252	$350,000,000
Total	1,434,132	$55.78	1,434,085	$350,000,000
(1)    Number of shares in the above table are shown in whole numbers.
(2)    Shares not purchased as part of a publicly announced program were repurchased from employees who vested in Company shares and elected to pay their payroll tax via the value of shares delivered as opposed to cash.
(3)    Pursuant to a $200.0 million share repurchase program authorized by our Board of Directors on October 13, 2021. No shares were repurchased pursuant to a $350.0 million share repurchase program authorized by our Board of Directors on August 17, 2022. There is no time restriction on this authorization.

Stock Performance Graph
The following graph compares our five-year cumulative total shareholder return (including reinvestment of dividends) with the cumulative total return on the Standard & Poor's 500 Index and a peer group. The peer group companies consisting of THOR Industries, Inc., Polaris, Inc., and Brunswick Corporation were selected by us as they also manufacture recreation products. It is assumed in the graph that $100 was invested in our common stock, in the Standard & Poor's 500 Index and in the stocks of the peer group companies on August 26, 2017 and that all dividends received within a quarter were reinvested in that quarter. In accordance with the guidelines of the SEC, the shareholder return for each entity in the peer group index has been weighted on the basis of market capitalization as of each annual measurement date set forth in the graph.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
Index Value $
250
200
150
100
50
08/26/2017
08/25/2018
08/31/2019
08/29/2020
08/28/2021
08/27/2022
Period Ended
Winnebago Industries, Inc.
S&P 500 Index
Peer Group

	Base Period
Company/Index	August 26, 2017	August 25, 2018	August 31, 2019	August 29, 2020	August 28, 2021	August 27, 2022
Winnebago Industries, Inc.	$100.00	$108.95	$94.76	$174.59	$220.19	$186.60
S&P 500 Index	100.00	119.94	124.66	152.32	198.76	181.53
Peer Group	100.00	110.78	75.79	114.84	154.26	128.19
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

The year-over-year comparisons in this MD&A are as of and for the fiscal years ended August 27, 2022 and August 28, 2021, unless stated otherwise. The discussion of Fiscal 2020 results and related year-over-year comparisons as of and for the fiscal years ended August 28, 2021 and August 29, 2020 are found in Item 7 of Part II of our Form 10-K for the fiscal year ended August 28, 2021.

Overview
Winnebago Industries, Inc. is one of the leading North American manufacturers of recreation vehicles ("RV"s) and marine products with a diversified portfolio used primarily in leisure travel and outdoor recreational activities. We produce our motorhome units in Iowa and Indiana; our towable units in Indiana; and our marine units in Indiana and Florida. We distribute our RV and marine products primarily through independent dealers across the U.S. and Canada, who then retail the products to the end consumer. We also distribute our marine products internationally through independent dealers, who then retail the products to the end consumer.

Macroeconomic Events
In February 2022, the United States announced targeted economic sanctions on Russia in response to the military conflict in Ukraine. As described in Part I, Item 1A — Risk Factors, in this Annual Report on Form 10-K, our business may be sensitive to economic conditions such as the adverse impact of global tensions, which could impact input costs, consumer spending, and fuel prices. As our operations are primarily in North America, we have no direct exposure to Russia and Ukraine. However, we are actively monitoring the broader economic impact of the crisis, especially the potential impact of rising commodity and fuel prices, and the potential decreased demand for our products.

COVID-19 Pandemic
The COVID-19 pandemic has resulted in strong retail demand by consumers of RVs as a safe travel option, and of marine products as a safe way to experience the outdoors. However, the pandemic has also caused global supply chain disruption. Our production has experienced certain supply shortages, particularly within our Motorhome and Marine segments, as well as material and component cost inflation. If these disruptions continue, or if there are additional disruptions in our supply chain, it could materially or adversely impact our operating results and financial condition. Despite certain supply shortages and inflationary cost input pressures, we continue to operate and adapt to these temporary supply chain disruptions. Refer to the COVID-19 related risk factor disclosed in Item 1A of Part I in this Annual Report on Form 10-K.

Acquisition of Barletta
On August 31, 2021, we completed our acquisition of all the equity interests of Barletta for $286.3 million funded with cash payments of $240.1 million, $25.0 million in common stock issued to the sellers (subject to a 12% discount), and contingent consideration from earnout provisions. For further discussion regarding the acquisition, refer to Note 2 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K.
The acquisition of Barletta resulted in a newly created Marine reportable segment effective as of the first quarter of Fiscal 2022. The Marine reportable segment consists of the Barletta and Chris-Craft operating segments.

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

Included in "Results of Operations - Fiscal 2022 Compared to Fiscal 2021" is a reconciliation of EBITDA and Adjusted EBITDA from net income, the nearest GAAP measure. We have included these non-GAAP performance measures as a comparable measure to illustrate the effect of non-recurring transactions that occurred during the reported periods and to improve comparability of our results from period to period. We believe Adjusted EBITDA provides meaningful supplemental information about our operating performance as this measure excludes amounts from net income that we do not consider part of our core operating results when assessing our performance. Examples of items excluded from Adjusted EBITDA include acquisition-related fair-value inventory step-up, acquisition-related costs, litigation reserves, restructuring expenses, gain or loss on sale of property, plant and equipment, contingent consideration fair value adjustment, and non-operating income or loss.

Management uses these non-GAAP financial measures (a) to evaluate our historical and prospective financial performance and trends as well as our performance relative to competitors and peers; (b) to measure operational profitability on a consistent basis; (c) in presentations to the members of our Board of Directors to enable our Board of Directors to have the same measurement basis of operating performance as used by management in its assessments of performance and in forecasting; (d) to evaluate potential acquisitions; and (e) to ensure compliance with covenants and restricted activities under the terms of our ABL Credit Facility and outstanding notes, as further described in Note 9 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K. We believe these non-GAAP financial measures are frequently used by securities analysts, investors and other interested parties to evaluate companies in the industry.

Industry Trends
The RV and marine industries continue to experience shipping delays, and material and component cost inflation. In addition, both industries continue to experience supply chain disruptions and shortages, particularly within the Motorhome and Marine segments. While we continue to operate and adapt to these supply chain disruptions, they impacted our ability to increase production to meet existing demand during Fiscal 2022 and continuing in Fiscal 2023.

We believe field inventory for our Towable segment is returning to normalized levels to adequately serve end consumer demand, whereas field inventory for our Motorhome and Marine segments remains lower than desired by our dealer network, which indicates future strength in wholesale shipments. We continue to produce and ship in accordance with dealer demand as evidenced and requested by dealer orders.

RV industry retail sales have been softening compared to record high prior year levels; however, we still believe in the long-term health of consumer demand for RV and marine products. More people are pursuing outdoor activities, household penetration of RVs is increasing, and campers are more diverse than ever. According to statistics published by Kampgrounds of America, Inc., over 14 million households camped for the first time in 2020 and 2021, and combined with record levels of first-time buyers of RVs over the past two years, we believe a positive outlook exists for new product and upgrade-related sales. Despite these developments, current macroeconomic trends such as inflation, rising interest rates and low consumer sentiment, as well as global political tensions, contribute to reduced short-term consumer demand for large discretionary products such as RVs and Marine products, which could in turn impact our future revenue and profits.

Results of Operations - Fiscal 2022 Compared to Fiscal 2021

Consolidated Performance Summary
The following is an analysis of changes in key items included in the statements of operations for the fiscal year ended August 27, 2022 compared to the fiscal year ended August 28, 2021:

(in thousands, except percent and per share data)	2022	% of Revenues(1)	2021	% of Revenues(1)	$ Change	% Change
Net revenues	$4,957,730	100.0%	$3,629,847	100.0%	$1,327,883	36.6%
Cost of goods sold	4,028,393	81.3%	2,979,484	82.1%	1,048,909	35.2%
Gross profit	929,337	18.7%	650,363	17.9%	278,974	42.9%
Selling, general, and administrative expenses ("SG&A")	316,420	6.4%	228,581	6.3%	87,839	38.4%
Amortization	29,419	0.6%	14,361	0.4%	15,058	104.9%
Total operating expenses	345,839	7.0%	242,942	6.7%	102,897	42.4%
Operating income	583,498	11.8%	407,421	11.2%	176,077	43.2%
Interest expense, net	41,313	0.8%	40,365	1.1%	948	2.3%
Non-operating loss (income)	27,463	0.6%	(394)	—%	(27,857)	(7,070.3)%
Income before income taxes	514,722	10.4%	367,450	10.1%	147,272	40.1%
Provision for income taxes	124,086	2.5%	85,579	2.4%	38,507	45.0%
Net income	$390,636	7.9%	$281,871	7.8%	$108,765	38.6%

Diluted earnings per share	$11.84		$8.28		$3.56	43.0%
Diluted weighted average shares outstanding	32,985		34,056		(1,071)	(3.1)%
(1)    Percentages may not add due to rounding differences.

Net revenues increased primarily due to incremental sales from the acquisition of Barletta, price increases, and unit growth.

Gross profit as a percentage of revenue increased primarily due to improved operating leverage on higher revenues and price increases, partially offset by higher material and component costs, and production inefficiencies caused by supply constraints.

Operating expenses increased primarily due to higher operating expenses to support increased sales, acquisition-related costs, incremental operating expenses and amortization associated with the acquisition of Barletta, and higher incentive-based compensation related to operating performance.

Non-operating loss increased predominantly due to the contingent consideration fair value adjustment related to the acquisition of Barletta.

Our effective tax rate increased primarily due to the impact of consistent tax credits compared to the prior year over increased income in the current year and a net unfavorable expense in the current year related to nondeductible compensation.

Net income and diluted earnings per share increased primarily due to leverage gained on higher revenues, partially offset by increased operating expenses and higher income tax expense.

Non-GAAP Reconciliation
The following table reconciles net income to consolidated EBITDA and Adjusted EBITDA for Fiscal 2022 and 2021:

(in thousands)	2022	2021
Net income	$390,636	$281,871
Interest expense, net	41,313	40,365
Provision for income taxes	124,086	85,579
Depreciation	24,238	18,201
Amortization	29,419	14,361
EBITDA	609,692	440,377
Acquisition-related costs	5,222	725
Litigation reserves	6,551	—
Restructuring expenses (1)	—	112
Gain on sale of property, plant and equipment	—	(4,753)
Contingent consideration fair value adjustment	29,382	—
Non-operating income	(1,919)	(394)
Adjusted EBITDA	$648,928	$436,067
(1)    Balance excludes depreciation expense classified as restructuring as the balance is already included in the EBITDA calculation.

Reportable Segment Performance Summary
Towable
The following is an analysis of key changes in our Towable segment for Fiscal 2022 and 2021:

(in thousands, except ASP and units)	2022	% of Revenues	2021	% of Revenues	$ Change	% Change
Net revenues	$2,597,358		$2,009,959		$587,399	29.2%
Adjusted EBITDA	383,622	14.8%	289,007	14.4%	94,615	32.7%

Average Selling Price ("ASP")(1)	43,038		33,271		9,767	29.4%

Unit deliveries	2022	Product Mix(2)	2021	Product Mix(2)	Unit Change	% Change
Travel trailer	40,739	68.1%	39,943	66.5%	796	2.0%
Fifth wheel	19,125	31.9%	20,163	33.5%	(1,038)	(5.1)%
Total Towable	59,864	100.0%	60,106	100.0%	(242)	(0.4)%

	August 27, 2022		August 28, 2021		Change	% Change
Backlog(3)
Units	14,588		46,590		(32,002)	(68.7)%
Dollars	$576,491		$1,704,393		$(1,127,902)	(66.2)%
Dealer Inventory
Units	22,797		10,126		12,671	125.1%
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

Net revenues increased primarily due to price increases related to higher material and component costs.

Adjusted EBITDA increased primarily due to revenue growth, partially offset by higher operating expenses to support increasing sales.

Motorhome
The following is an analysis of key changes in our Motorhome segment for Fiscal 2022 and 2021:

(in thousands, except ASP and units)	2022	% of Revenues	2021	% of Revenues	$ Change	% Change
Net revenues	$1,911,196		$1,539,084		$372,112	24.2%
Adjusted EBITDA	237,992	12.5%	169,205	11.0%	68,787	40.7%

ASP(1)	156,917		138,999		17,918	12.9%

Unit deliveries	2022	Product Mix(2)	2021	Product Mix(2)	Unit Change	% Change
Class A	2,640	21.9%	2,957	27.1%	(317)	(10.7)%
Class B	6,748	56.0%	5,431	49.8%	1,317	24.2%
Class C	2,670	22.1%	2,521	23.1%	149	5.9%
Total Motorhome	12,058	100.0%	10,909	100.0%	1,149	10.5%

	August 27, 2022		August 28, 2021		Change	% Change
Backlog(3)
Units	12,024		18,254		(6,230)	(34.1)%
Dollars	$1,687,571		$2,303,504		$(615,933)	(26.7)%
Dealer Inventory
Units	3,824		2,465		1,359	55.1%
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

Net revenues increased primarily due to price increases related to higher material and component costs, and unit growth.

Adjusted EBITDA increased primarily due to revenue growth, partially offset by higher material and component costs, and operating expenses.

Marine

The following is an analysis of key changes in our Marine segment for Fiscal 2022 and 2021:

(in thousands, except ASP and units)	2022	% of Revenues	2021	% of Revenues	$ Change	% Change
Net revenues	$425,269		$60,209		$365,060	606.3%
Adjusted EBITDA	60,831	14.3%	5,177	8.6%	55,654	1,075.0%

ASP(1)	75,023		202,450		(127,427)	(62.9)%

Unit deliveries	2022		2021		Unit Change	% Change
Boats	5,692		296		5,396	1,823.0%

	August 27, 2022		August 28, 2021		Change	% Change
Backlog(2)
Units	3,595		531		3,064	577.0%
Dollars	$314,718		$116,926		$197,792	169.2%
Dealer Inventory
Units	2,077		70		2,007	2,867.1%
(1)    ASP excludes off-invoice dealer incentives.
(2)    Our backlog includes all accepted orders from dealers which generally have been requested to be shipped within the next six months. Orders in backlog generally can be cancelled or postponed at the option of the dealer at any time without penalty; therefore, backlog may not necessarily be an accurate measure of future sales.

Net revenues and Adjusted EBITDA increased primarily due to the acquisition of Barletta at the beginning of the first quarter of Fiscal 2022.

Analysis of Financial Condition, Liquidity, and Capital Resources

Cash Flows
The following table summarizes our cash flows from total operations for Fiscal 2022 and 2021:

(in thousands)	2022	2021
Total cash provided by (used in):
Operating activities	$400,622	$237,279
Investing activities	(315,670)	(33,009)
Financing activities	(237,343)	(62,282)
Net (decrease) increase in cash and cash equivalents	$(152,391)	$141,988

Operating Activities
Cash provided by operating activities increased in Fiscal 2022 compared to Fiscal 2021 due to higher profitability, a $36.6 million increase in accrued expenses and other liabilities, and a $27.2 million increase in accounts payable to support the growth in the business, partially offset by a $171.3 million increase in inventory to support operational activities during a period impacted by continued supply chain challenges.

Investing Activities
Cash used in investing activities increased in Fiscal 2022 compared to Fiscal 2021 primarily due to our acquisition of Barletta during the first quarter of Fiscal 2022.

Financing Activities
Cash used in financing activities increased in Fiscal 2022 compared to Fiscal 2021 primarily due to an increase in stock repurchases in Fiscal 2022.

Debt and Capital
We maintain an ABL Credit Facility subject to certain factors which may accelerate the maturity date. On July 15, 2022, our ABL Credit Facility was amended and restated to, among other things, increase the commitments thereunder to $350.0 million, from $192.5 million, and extend the maturity date to July 15, 2027 from October 22, 2024. As of August 27, 2022, we had $282.2 million in cash and cash equivalents and no borrowings against the ABL Credit Facility. We continue to evaluate the financial stability of the counterparties and counterparty risk for the Convertible Notes, the Senior Secured Notes, and the ABL Credit Facility.

On July 8, 2020, we closed our private offering (the "Senior Secured Notes Offering") of $300.0 million in aggregate principal amount of 6.25% Senior Secured Notes due 2028 (the "Senior Secured Notes"). Refer to Note 9 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K for additional details.

On November 1, 2019, we issued $300.0 million in aggregate principal amount of 1.5% unsecured Convertible Senior Notes due 2025 ("Convertible Notes"), which were used to partially fund the Newmar acquisition. Refer to Note 9 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K for additional details.

Our cash and cash equivalent balances consist of high quality, short-term money market instruments.

Other Financial Measures
Working capital as of August 27, 2022 and August 28, 2021 was $571.7 million and $651.6 million, respectively.

Capital Expenditures
We anticipate capital expenditures in Fiscal 2023 of approximately $75.0 million to $100.0 million. We will continue to support organic growth through capacity expansion in our facilities and make capital improvements as necessary. We believe cash on hand, funds generated from operations, and the borrowing capacity available under our ABL Credit Facility and other debt instruments will be sufficient to support our capital expenditures for the foreseeable future.
Share Repurchases and Dividends
We repurchase our common stock and pay dividends pursuant to programs approved by our Board of Directors. Our long-term capital allocation strategy is to first fund operations and investments in growth, maintain reasonable liquidity, maintain a leverage ratio that reflects a prudent capital structure in light of the cyclical industries we compete in, and then return excess cash over time to shareholders through dividends and share repurchases. Refer to Item 5 of Part II of this Annual Report on Form 10-K for discussion about our share repurchase program and dividend declared on August 17, 2022.

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

Deferred Compensation Obligations
Refer to Note 11 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K for further detail of our deferred compensation plans. We expect to pay $2.6 million in the next 12 months and $8.1 million beyond 12 months.

Contracted Services
Contracted services include agreements with third-party service providers for software, payroll services, equipment maintenance services, and audits for periods up to Fiscal 2025. We expect to pay $7.0 million beyond 12 months.

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

Critical Accounting Policies and Estimates
The consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors believed to be relevant at the time the consolidated financial statements are prepared. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 1 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K. We believe that the following accounting policies and estimates are the most critical to aid in fully understanding and evaluating our reported financial results. These estimates require our most difficult, subjective, or complex judgments because they relate to matters that are inherently uncertain. We have reviewed these critical accounting policies and estimates and related disclosures with the Audit Committee of our Board of Directors.

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

•Quantitative test - Used to calculate the fair value of goodwill or the trade name. If the carrying value of the reporting unit or trade name exceeds the fair value, the impairment is calculated as the difference between the carrying value and fair value. Our goodwill fair value model uses a blend of the income (discounted future cash flow) and market (guideline public company) approaches, which includes the use of significant unobservable inputs (Level 3 inputs). Our trade name fair value model uses the income (relief-from-royalty) approach, which includes the use of significant unobservable inputs (Level 3 inputs). During these valuations, we make significant estimates, assumptions, and judgments, including current and projected future levels of income based on management’s plans, business trends, market and economic conditions, and market-participant considerations.

Actual results may differ from assumed and estimated amounts. No impairments were recorded in Fiscal 2022, 2021, and 2020. For further information regarding goodwill and intangible assets, see Note 7 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K.

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

A significant increase in dealership labor rates, the cost of parts, or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize. A hypothetical change of a 10% increase or decrease in our warranty liability as of August 27, 2022 would not have a material effect on our net income.

New Accounting Pronouncements
For a summary of new applicable accounting pronouncements, see Note 1 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The assets we maintain to fund deferred compensation have market risk, but we maintain a corresponding liability for these assets. The market risk is therefore borne by the participants in the deferred compensation program.

Interest Rate Risk
As of August 27, 2022, we have no interest rate swaps outstanding. The ABL Credit Facility is our only floating rate debt instrument, which remains undrawn as of August 27, 2022.

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
Based on its assessment, management has concluded that the Company's internal control over financial reporting was effective as of August 27, 2022.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's financial statements included in this Annual Report on Form 10-K, has issued a report included herein, which expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Michael J. Happe	/s/ Bryan L. Hughes
Michael J. Happe	Bryan L. Hughes
President, Chief Executive Officer	Senior Vice President, Chief Financial Officer

October 19, 2022	October 19, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Winnebago Industries, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Winnebago Industries, Inc. and subsidiaries (the "Company") as of August 27, 2022, and August 28, 2021, the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows, for each of the three years in the period ended August 27, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 27, 2022, and August 28, 2021, and the results of its operations and its cash flows for each of the three years in the period ended August 27, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 27, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 19, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Product Warranties – Grand Design – Refer to Note 8 to the financial statements.
Critical Audit Matter Description
The Company provides certain service and warranty on its products. Estimated costs related to product warranty are accrued at month-end based upon historical warranty claims and unit sales history. Estimates are adjusted as needed to reflect actual costs incurred as information becomes available. Grand Design RV, LLC (“Grand Design”) was founded in 2013 and acquired by the Company in November 2016 and makes up the majority of the Company’s $128 million product warranty accrual as of August 27, 2022.

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

Business Combinations – Valuation of Barletta Boat Company, LLC – Refer to Note 2 to the financial statements.
Critical Audit Matter Description
On August 31, 2022, the Company completed the acquisition of 100% of Barletta Boat Company, LLC and Three Limes, LLC (collectively, “Barletta”) for consideration paid of $286.3 million. Under the acquisition method of accounting for business combinations, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition, including a trade name of $77 million, a dealer network of $20.4 million and contingent consideration of $24.2 million.

The fair value of the trade name was estimated using the relief-from-royalty method and required management to make significant estimates and assumptions related to future revenues and the selection of the royalty rate and discount rate. The fair value of the dealer network was estimated using the cost saving method and required management to make significant estimates and assumptions related to future cash flows and the selection of the discount rate. The fair value of the contingent consideration was valued using a probability-weighted scenario analysis of projected EBITDA and gross profit using a discount rate and required management to make significant assumptions related to the unobservable inputs and financial projections.

We identified the acquisition valuation of the indefinite-lived intangible assets and contingent consideration for Barletta as a critical audit matter because of the significant estimates and assumptions management made to the fair value of these assets and liabilities. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s valuation assumptions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the acquisition valuation of the indefinite-lived intangible assets and contingent consideration for Barletta included the following, among others:

•We evaluated the design and operating effectiveness of controls over the valuation of the acquired intangible assets and contingent consideration, including management’s controls over forecasts of future revenues, gross profit and cash flows as well as the selection of the associated discount rates and royalty rate.
•We assessed the reasonableness of management’s forecast of future revenues, gross profit and cash flows by comparing the Company’s projections to historical results for Barletta and projected industry growth rates.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) the valuation assumptions used in the fair value analysis by:
◦Testing the source information underlying the determination of the discount and royalty rates.
◦Comparing the selected royalty rate to market data for comparable rates.
◦Testing the mathematical accuracy of the calculation of the discount and royalty rates.
◦Developing a range of independent estimates for the discount rates and comparing those to the discount rates selected by management.
◦Evaluating the reasonableness of the inputs used in the contingent consideration valuation, and other key judgments made by management as well as independently running the probability-weighted scenario analysis to calculate an independent estimate of fair value.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
October 19, 2022

We have served as the Company's auditor since fiscal 1986.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Winnebago Industries, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Winnebago Industries, Inc. and subsidiaries (the “Company”) as of August 27, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 27, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended August 27, 2022, of the Company and our report dated October 19, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
October 19, 2022

Winnebago Industries, Inc.
Consolidated Statements of Income and Comprehensive Income
(in thousands, except per share data)

For the fiscal year ended	August 27, 2022	August 28, 2021	August 29, 2020
Net revenues	$4,957,730	$3,629,847	$2,355,533
Cost of goods sold	4,028,393	2,979,484	2,042,605
Gross profit	929,337	650,363	312,928
Selling, general, and administrative expenses	316,420	228,581	177,061
Amortization	29,419	14,361	22,104
Total operating expenses	345,839	242,942	199,165
Operating income	583,498	407,421	113,763
Interest expense, net	41,313	40,365	37,461
Non-operating loss (income)	27,463	(394)	(974)
Income before income taxes	514,722	367,450	77,276
Provision for income taxes	124,086	85,579	15,834
Net income	$390,636	$281,871	$61,442

Earnings per common share:
Basic	$12.03	$8.41	$1.85
Diluted	$11.84	$8.28	$1.84

Weighted average common shares outstanding:
Basic	32,475	33,528	33,236
Diluted	32,985	34,056	33,454

Net income	$390,636	$281,871	$61,442
Other comprehensive income (loss), net of tax:
Amortization of net actuarial loss (net of tax of $12, $12, and $12)	37	35	33
Interest rate swap activity (net of tax of $0, $0, and $22)	—	—	(68)
Other comprehensive income (loss)	37	35	(35)
Comprehensive income	$390,673	$281,906	$61,407
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	August 27, 2022	August 28, 2021
Assets
Current assets
Cash and cash equivalents	$282,172	$434,563
Receivables, less allowance for doubtful accounts ($567 and $307, respectively)	254,124	253,808
Inventories, net	525,769	341,473
Prepaid expenses and other current assets	31,750	29,069
Total current assets	1,093,815	1,058,913
Property, plant, and equipment, net	276,219	191,427
Goodwill	484,176	348,058
Other intangible assets, net	472,388	390,407
Investment in life insurance	28,624	28,821
Operating lease assets	41,131	28,379
Other long-term assets	20,304	16,562
Total assets	$2,416,657	$2,062,567

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$217,458	$180,030
Income taxes payable	654	8,043
Accrued expenses:
Accrued compensation	71,646	67,541
Product warranties	127,932	91,222
Self-insurance	21,432	19,296
Promotional	21,471	10,040
Accrued interest and dividends	13,033	10,720
Other current liabilities	48,471	20,384
Total current liabilities	522,097	407,276
Non-current liabilities
Long-term debt, net	545,855	528,559
Deferred income taxes	6,108	13,429
Unrecognized tax benefits	5,744	6,483
Long-term operating lease liabilities	40,426	26,745
Deferred compensation benefits, net of current portion	8,145	9,550
Other long-term liabilities	25,275	13,582
Total liabilities	1,153,650	1,005,624
Contingent liabilities and commitments (Note 12)
Shareholders' equity
Preferred stock, par value $0.01: 10,000 shares authorized; Zero shares issued and outstanding	—	—
Common stock, par value $0.50: 120,000 shares authorized; 51,776 shares issued	25,888	25,888
Additional paid-in capital	256,224	218,490
Retained earnings	1,537,531	1,172,996
Accumulated other comprehensive loss	(454)	(491)
Treasury stock, at cost: 21,464 and 18,713 shares, respectively	(556,182)	(359,940)
Total shareholders' equity	1,263,007	1,056,943
Total liabilities and shareholders' equity	$2,416,657	$2,062,567
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Cash Flows
(in thousands)

For the fiscal year ended	August 27, 2022	August 28, 2021	August 29, 2020
Operating Activities
Net income	$390,636	$281,871	$61,442
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	24,238	18,201	15,997
Amortization	29,419	14,361	22,104
Non-cash interest expense, net	15,074	13,928	10,727
Amortization of debt issuance costs	2,477	2,465	7,379
Last in, first-out expense	8,445	3,131	(5,188)
Stock-based compensation	17,085	15,347	6,475
Deferred income taxes	(6,651)	(2,190)	(879)
Deferred compensation expense	524	1,087	1,070
Contingent consideration fair value adjustment	29,382	—	—
Other, net	1,850	(4,665)	1,335
Change in operating assets and liabilities, net of assets and liabilities acquired
Receivables, net	1,876	(33,034)	(25,773)
Inventories, net	(171,292)	(161,663)	105,994
Prepaid expenses and other assets	1,210	(6,560)	(358)
Accounts payable	27,164	51,478	37,041
Income taxes and unrecognized tax benefits	(7,421)	(3,721)	11,422
Accrued expenses and other liabilities	36,606	47,243	21,646
Net cash provided by operating activities	400,622	237,279	270,434

Investing activities
Purchases of property, plant, and equipment	(87,969)	(44,891)	(32,377)
Acquisition of business, net of cash acquired	(228,159)	—	(260,965)
Proceeds from the sale of property, plant, and equipment	178	12,452	—
Other, net	280	(570)	266
Net cash used in investing activities	(315,670)	(33,009)	(293,076)

Financing activities
Borrowings on long-term debt	4,735,580	3,627,627	2,786,824
Repayments on long-term debt	(4,735,580)	(3,627,627)	(2,446,824)
Purchase of convertible bond hedge	—	—	(70,800)
Proceeds from issuance of warrants	—	—	42,210
Payments of cash dividends	(23,782)	(16,168)	(14,588)
Payments for repurchases of common stock	(214,275)	(47,589)	(1,844)
Payments of debt issuance costs	(1,240)	(224)	(18,030)
Other, net	1,954	1,699	838
Net cash (used in) provided by financing activities	(237,343)	(62,282)	277,786

Net (decrease)/increase in cash and cash equivalents	(152,391)	141,988	255,144
Cash and cash equivalents at beginning of period	434,563	292,575	37,431
Cash and cash equivalents at end of period	$282,172	$434,563	$292,575

Supplemental Disclosures
Income taxes paid, net	$139,652	$88,698	$3,667
Interest paid	23,779	24,119	17,253

Non-cash investing and financing activities
Issuance of common stock for acquisition of business	$22,000	$—	$92,572
Issuance of common stock for settlement of earnout liability	13,168	—	—
Capital expenditures in accounts payable	6,843	3,760	178
Dividends declared not yet paid	8,816	6,497	180
Increase in lease assets in exchange for lease liabilities:
Operating leases	17,236	2,626	1,179
Financing leases	2,528	1,210	5,664
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(in thousands, except per share data)

	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balance, August 31, 2019	51,776	25,888	91,185	866,886	(491)	(20,262)	(351,256)	632,212
Stock-based compensation	—	—	6,446	—	—	—	29	6,475
Issuance of stock for employee benefit and stock-based awards, net	—	—	(1,813)	—	—	174	3,013	1,200
Issuance of stock for acquisition	—	—	57,811	—	—	2,000	34,761	92,572
Repurchase of common stock	—	—	—	—	—	(45)	(1,844)	(1,844)
Common stock dividends declared; $0.45 per share	—	—	—	(14,718)	—	—	—	(14,718)
Total comprehensive income	—	—	—	—	(35)	—	—	(35)
Equity component of convertible senior notes and offering costs, net of tax of $20,840	—	—	61,335	—	—	—	—	61,335
Convertible note hedge purchase, net of tax of $17,417	—	—	(53,383)	—	—	—	—	(53,383)
Issuance of warrants	—	—	42,210	—	—	—	—	42,210
Net income	—	—	—	61,442	—	—	—	61,442
Balance, August 29, 2020	51,776	25,888	203,791	913,610	(526)	(18,133)	(315,297)	827,466
Stock-based compensation	—	—	15,323	—	—	1	24	15,347
Issuance of stock for employee benefit and stock-based awards, net	—	—	(624)	—	—	166	2,922	2,298
Repurchase of common stock	—	—	—	—	—	(747)	(47,589)	(47,589)
Common stock dividends declared; $0.66 per share	—	—	—	(22,485)	—	—	—	(22,485)
Total comprehensive income	—	—	—	—	35	—	—	35
Net income	—	—	—	281,871	—	—	—	281,871
Balance, August 28, 2021	51,776	25,888	218,490	1,172,996	(491)	(18,713)	(359,940)	1,056,943
Stock-based compensation	—	—	16,974	—	—	4	111	17,085
Issuance of stock for employee benefit and stock-based awards, net	—	—	(2,461)	—	—	261	5,293	2,832
Issuance of stock for acquisition	—	—	14,709	—	—	379	7,291	22,000
Issuance of stock for settlement of earnout liability	—	—	7,830	—	—	244	5,338	13,168
Repurchase of common stock	—	—	—	—	—	(3,639)	(214,275)	(214,275)
Common stock dividends declared; $0.81 per share	—	—	—	(26,195)	—	—	—	(26,195)
Other	—	—	682	94	—	—	—	776
Total comprehensive income	—	—	—	—	37	—	—	37
Net income	—	—	—	390,636	—	—	—	390,636
Balance, August 27, 2022	51,776	25,888	256,224	1,537,531	(454)	(21,464)	(556,182)	1,263,007
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

Consolidation
The consolidated financial statements include the accounts of Winnebago Industries, Inc. and its wholly-owned subsidiaries. Significant intercompany account balances and transactions have been eliminated. The use of the terms "Winnebago Industries," "Winnebago," "we," "our," and "us" in this Annual Report on Form 10-K, unless the context otherwise requires, refer to Winnebago Industries, Inc. and its wholly-owned subsidiaries.

Fiscal Period
We have a 5-4-4 quarterly accounting cycle with the fiscal year ending on the last Saturday in August. Fiscal 2022 refers to the fiscal year ended August 27, 2022, Fiscal 2021 refers to the fiscal year ended August 28, 2021, and Fiscal 2020 refers to the fiscal year ended August 29, 2020. The financial statements presented are all 52-week fiscal periods.

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

We record an allowance using a model to reduce receivables by the expected credit loss and consider factors such as financial condition of the dealer, specific collection issues, current and expected economic conditions, and other factors that may impact our ability to collect. If there is a deterioration of a dealer's financial condition, if we become aware of additional information related to credit worthiness, or if future actual default rates on receivables differ from those currently anticipated, we may adjust the allowance for doubtful accounts, which would affect earnings in the period the adjustments are made.

Inventories
Generally, inventories are stated at the lower of cost or net realizable value determined under the First-in, First-out basis ("FIFO"), except for the Winnebago Motorhome operating segment which is determined using the Last-in, First-out ("LIFO") basis. Manufacturing cost includes materials, labor, and overhead. Unallocated overhead and abnormal costs are expensed as incurred.

Property and Equipment
Depreciation of property and equipment is computed using the straight-line method on the cost of the assets, less allowance for salvage value where appropriate, at rates based upon their estimated service lives as follows:

Asset Class	Asset Life
Buildings and improvements	5-30 years
Machinery and equipment	1-15 years
Software	3-10 years
Transportation equipment	3-6 years

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

We have the option to first assess qualitative factors to determine whether the fair value of a reporting unit is “more likely than not” less than its carrying value. If it is more likely than not that an impairment has occurred, we then perform the quantitative goodwill impairment test. If we perform the quantitative test, the carrying value of the reporting unit is compared to an estimate of the reporting unit’s fair value to identify impairment. The estimate of the reporting unit’s fair value involves significant unobservable inputs (Level 3 inputs). The fair value is determined by a blend of the income approach (discounted future cash flow) and market approach (guideline public company) using current industry information. In determining the estimated future cash flow, we consider and apply certain estimates and judgments, including current and projected future levels of income based on management plans, business trends, prospects, market and economic conditions, and market-participant considerations. If the quantitative assessment of goodwill impairment fails, an impairment loss equal to the amount that a reporting unit's carrying value exceeds its fair value will be recognized.

During the fourth quarter of Fiscal 2022, we completed the annual goodwill impairment analysis. We elected to rely on a qualitative assessment for the Grand Design, Newmar, and Barletta reporting units, and performed a quantitative analysis for the Chris-Craft reporting unit. No impairment was identified for the years ended August 27, 2022, August 28, 2021, or August 29, 2020.

Trade names
We have indefinite-lived intangible assets for trade names related to Newmar within the Motorhome segment, Grand Design within the Towable segment, and Chris-Craft and Barletta within the Marine segment. Annually in the fourth quarter, or if conditions indicate an interim review is necessary, we test trade names for impairment. We have the option to first assess qualitative factors to determine whether the fair value of a trade name is “more likely than not” less than its carrying value. If it is more likely than not that an impairment has occurred, we then perform the quantitative impairment test. If we perform the quantitative test, the carrying value of the asset is compared to an estimate of its fair value to identify impairment. The fair value is determined by the relief-from-royalty method, which requires significant judgment. Actual results may differ from assumed and estimated amounts utilized in the analysis. If we conclude an impairment exists, the asset's carrying value will be written down to its fair value.

During the fourth quarter of Fiscal 2022, we completed the annual impairment analysis. We elected to rely on a qualitative assessment for the Grand Design, Newmar, and Barletta trade names, and performed a quantitative analysis for the Chris-Craft trade name. No impairment was identified for the years ended August 27, 2022, August 28, 2021, or August 29, 2020.

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

No impairment loss of any long-lived asset was identified for the years ended August 27, 2022, August 28, 2021, or August 29, 2020.

Self-Insurance
Generally, we self-insure a portion of health insurance, product liability claims, and workers' compensation. Under these plans, liabilities are recognized for claims incurred, including those incurred but not reported. We use third party administrators and actuaries who use historical claims experience and various state statutes to assist in the determination of the accrued liability balance. We have a $75.0 million insurance policy that includes a self-insured retention for product liability of $1.0 million per occurrence and $2.0 million in aggregate per policy year. Our self-insured health insurance policy includes an individual retention of $0.5 million per occurrence. We maintain excess liability insurance with outside insurance carriers to minimize the risks related to catastrophic claims in excess of self-insured positions for product liability, health insurance, and personal injury matters. Any material change in the aforementioned factors could have an adverse impact on operating results. Balances are included within self-insurance (accrued expenses) on the Consolidated Balance Sheets.

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

Revenue Recognition
Our primary source of revenue is generated through the sale of non-motorized towable units, motorhome units, and marine units to our independent dealer network (customers). Unit revenue is recognized at a point-in-time when the performance obligation is satisfied and control of the promised goods or services is transferred to the customer, which generally occurs when the unit is shipped to or picked-up from the manufacturing facilities by the customer. Control refers to the ability of the customer to direct the use of, and obtain substantially all of, the remaining benefits from the goods or services. We recognize revenue based on an amount that reflects the transaction price consideration that we expect to receive in exchange for those goods or services. Our transaction price consideration is fixed, unless otherwise disclosed as variable consideration. The amount of consideration received and recorded to revenue can vary with changes in marketing incentives and discounts offered to customers. These marketing incentives and discounts are considered variable consideration. We adjust the estimate of revenue at the earlier of when the most likely amount of consideration expected to be received changes or when the consideration becomes fixed. Our payment terms are typically before or on delivery, and do not include a significant financing component.

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

Advertising
Advertising costs, which consist primarily of trade shows and online content, were $23.3 million, $11.6 million, and $12.5 million in Fiscal 2022, 2021, and 2020, respectively. Advertising costs are included in selling, general, and administrative expenses and are expensed as incurred on the Consolidated Statements of Income and Comprehensive Income.

CARES Act
The Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law on March 27, 2020 to help alleviate the impact of the COVID-19 pandemic in the U.S. We took advantage of the employer payroll tax deferral offered by the CARES Act, which allowed us to defer the payment of employer payroll taxes for the period from March 27, 2020 to December 31, 2020. The deferred employer payroll tax liability was $8.1 million and $16.2 million as of August 27, 2022 and August 28, 2021, respectively. The deferred employer payroll tax liability paid in Fiscal 2022 was $8.1 million. We also took advantage of a tax credit granted to companies under the CARES Act who continued to pay their employees when operations were fully or partially suspended. The refundable tax credit available through the end of our third quarter of Fiscal 2020 reflected in cost of goods sold on the Consolidated Statements of Income and Comprehensive Income was approximately $4.0 million. The entire amount is expected to be received by the end of calendar year 2022. As of August 27, 2022, $0.8 million remains outstanding within other current assets on the Consolidated Balance Sheets.

Subsequent Events
We have evaluated events occurring between the end of the most recent fiscal year and the date the financial statements were issued.

On September 28, 2022, Hurricane Ian made landfall on the west coast of Florida near our marine facility in Sarasota. The facility sustained minimal damage, and we do not expect it to have a significant impact on the consolidated financial statements.

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

Recently Issued Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) which reduces the number of models used to account for convertible instruments, amends diluted earnings per share ("EPS") calculations for convertible instruments, and amends the requirements for a contract (or embedded derivative) that is potentially settled in an entity's own shares to be classified in equity. Certain disclosure requirements were also added to increase transparency and decision-usefulness regarding a convertible instrument's terms and features. Additionally, the if-converted method must be used for including convertible instruments in diluted EPS as opposed to the treasury stock method. We adopted the new guidance in the first quarter of Fiscal 2023 using the modified retrospective approach, resulting in a decrease to additional paid-in capital of $62.0 million, an increase to long-term debt of $43.8 million, a decrease in the deferred income tax liability of $10.8 million, and an increase to beginning retained earnings of $29.0 million. The amended guidance is expected to lower non-cash interest expense in Fiscal 2023 by approximately $15.1 million (pre-tax) and increase the dilutive share count associated with the convertible instruments to approximately 4.7 million shares.

Note 2. Business Combinations

Barletta Boat Company, LLC

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

We acquired Barletta for a purchase price of $286.3 million, including cash payments of $240.1 million, $25.0 million in common stock issued to the sellers (subject to a discount noted below), and contingent consideration from earnout provisions. The common stock fair value included in the purchase price reflects a 12% discount, due to the lack of marketability as these are unregistered shares that have a one-year lockup restriction, which reduced the value of the common stock to $22.0 million. The contingent consideration includes both a potential stock payout as well as a potential cash payment based on achievement of certain financial performance metrics over the next few years. The maximum payout under the earnout is $50.0 million in cash and $15.0 million in stock if all metrics are achieved. The fair value of the earnout as of August 31, 2021 was $24.2 million. The fair value of the earnout as of August 27, 2022 was $39.8 million, of which $21.3 million is included in other current liabilities and $18.5 million is included in other long-term liabilities on the Consolidated Balance Sheets. In the third quarter of Fiscal 2022, we issued 0.2 million shares of common stock in connection with the settlement of the 2021 earnout period obligation.

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

The intangible assets acquired include a trade name, dealer network, and backlog. The trade name has an indefinite life, while the dealer network is being amortized on a straight line basis over 12 years. The backlog, which was amortized over 10 months, is fully amortized as of August 27, 2022.

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

The following table summarizes the total consideration paid for Newmar, which was subject to purchase price adjustments of $3.3 million as stipulated in the Purchase Agreement:

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

The results of Newmar's operations have been included in the Consolidated Financial Statements from the close of the acquisition within the Motorhome segment. The following table provides net revenues and operating loss from the Newmar operating segment included in the consolidated results following the November 8, 2019 closing date:

2020
Net revenues	$388,383
Operating loss	(3,642)

The following unaudited pro forma information represents our results of operations as if the Fiscal 2020 acquisition of Newmar had occurred at the beginning of Fiscal 2020:

2020
Net revenues	$2,508,792
Net income	72,609
Earnings per share - basic	$2.16
Earnings per share - diluted	$2.11

The unaudited pro forma data above includes the following significant non-recurring adjustments made to account for certain costs which would have changed if the acquisition of Newmar had occurred at the beginning of Fiscal 2020:

2020
Amortization of intangibles (1 year or less useful life)(1)	$13,610
Increase in amortization of intangible assets(2)	(1,061)
Expenses related to business combination (transaction costs)(3)	9,761
Interest to reflect new debt structure(4)	(4,356)
Taxes related to the adjustments to the pro forma data and to the net income of Newmar(5)	(2,968)
(1) Includes amortization adjustments for the backlog intangible asset and the fair-value inventory adjustment.
(2) Includes amortization adjustments for the dealer network and non-compete intangible assets.
(3) Includes transaction costs related to the Newmar acquisition that were expensed in Fiscal 2020.
(4) Includes adjustments for cash and non-cash interest expense as well as deferred financing costs. Refer to Note 9 for additional information on our debt structure as a result of the acquisition.
(5) Calculated using our U.S. federal statutory rate of 21.0%.

Note 3.    Business Segments

We have identified seven operating segments: 1) Grand Design towables, 2) Winnebago towables, 3) Winnebago motorhomes, 4) Newmar motorhomes, 5) Chris-Craft marine, 6) Barletta marine, and 7) Winnebago specialty vehicles. Financial performance is evaluated based on each operating segment's Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined below, which excludes certain corporate administration expenses and non-operating income and expense.

The acquisition of Barletta resulted in a newly created Marine reportable segment effective for the first quarter of Fiscal 2022. The Marine reportable segment consists of the Barletta and Chris-Craft operating segments. Prior year amounts for Chris-Craft have been reclassified from Corporate / All Other category to the Marine segment.

Our three reportable segments are: Towable (an aggregation of the Grand Design towables and the Winnebago towables operating segments), Motorhome (an aggregation of the Winnebago motorhomes and Newmar motorhomes operating segments), and Marine (an aggregation of the Chris-Craft marine and Barletta marine operating segments). Towable is comprised of non-motorized products that are generally towed by another vehicle, along with other related manufactured products and services. Motorhome is comprised of products that include a motorized chassis, along with other related manufactured products and services. Marine is comprised of products that include boats, along with manufactured products and services.

The Corporate / All Other category includes the Winnebago specialty vehicles operating segments as well as certain corporate administration expenses related to the oversight of the enterprise, such as corporate leadership and administration costs.

Identifiable assets of the reportable segments exclude general corporate assets, which principally consist of cash and cash equivalents and certain deferred tax balances. The general corporate assets are included in the Corporate / All Other category.

Our Chief Executive Officer (the Chief Operating Decision Maker ("CODM")) regularly reviews consolidated financial results in their entirety and operating segment financial information through Adjusted EBITDA and has ultimate responsibility for enterprise decisions. Our CODM is responsible for allocating resources and assessing performance of the consolidated enterprise, reportable segments and between operating segments. Management of each operating segment has responsibility for operating decisions, allocating resources and assessing performance within their respective operating segment. The accounting policies of all reportable segments are the same as those described in Note 1.

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

Financial information by reportable segment is as follows:

	2022	2021	2020
Net Revenues
Towable	$2,597,358	$2,009,959	$1,227,567
Motorhome	1,911,196	1,539,084	1,056,794
Marine	425,269	60,209	51,812
Corporate / All Other	23,907	20,595	19,360
Consolidated	$4,957,730	$3,629,847	$2,355,533

Adjusted EBITDA
Towable	$383,622	$289,007	$148,276
Motorhome	237,992	169,205	32,949
Marine	60,831	5,177	(348)
Corporate / All Other	(33,517)	(27,322)	(12,802)
Consolidated	$648,928	$436,067	$168,075

Capital Expenditures
Towable	$45,703	$25,121	$13,389
Motorhome	22,260	17,604	15,061
Marine	16,367	2,166	3,927
Corporate / All Other	3,639	—	—
Consolidated	$87,969	$44,891	$32,377

	August 27, 2022	August 28, 2021
Total Assets
Towable	$874,879	$790,257
Motorhome	823,390	728,060
Marine	416,146	102,901
Corporate / All Other	302,242	441,349
Consolidated	$2,416,657	$2,062,567

Reconciliation of net income to consolidated Adjusted EBITDA is as follows:

	2022	2021	2020
Net income	$390,636	$281,871	$61,442
Interest expense, net	41,313	40,365	37,461
Provision for income taxes	124,086	85,579	15,834
Depreciation	24,238	18,201	15,997
Amortization	29,419	14,361	22,104
EBITDA	609,692	440,377	152,838
Acquisition-related fair-value inventory step-up	—	—	4,810
Acquisition-related costs	5,222	725	9,761
Litigation reserves	6,551	—	—
Restructuring expenses (1)	—	112	1,640
Gain on sale of property, plant and equipment	—	(4,753)	—
Contingent consideration fair value adjustment	29,382	—	—
Non-operating income	(1,919)	(394)	(974)
Adjusted EBITDA	$648,928	$436,067	$168,075
(1)    Balance excludes depreciation expense classified as restructuring as the balance is already included in the EBITDA calculation.

Net revenues by geography are as follows:

	2022	2021	2020
United States	$4,618,130	$3,410,588	$2,225,028
International	339,600	219,259	130,505
Net revenues	$4,957,730	$3,629,847	$2,355,533

Note 4.    Derivatives, Investments, and Fair Value Measurements

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
In determining the fair value of financial assets and liabilities, we utilize market data or other assumptions that we believe market participants would use in pricing the asset or liability in the principal or most advantageous market and adjusts for non-performance and/or other risks associated with us as well as counterparties, as appropriate. Assets and liabilities measured at fair value are classified using the following hierarchy, which is based upon the transparency of inputs to the valuation as of the measurement date:

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

	Fair Value at	Fair Value Hierarchy
	August 27, 2022	Level 1	Level 2	Level 3
Assets that fund deferred compensation:
Domestic equity funds	$1,175	$1,175	$—	$—
International equity funds	55	55	—	—
Fixed income funds	181	181	—	—
Total assets at fair value	$1,411	$1,411	$—	$—

Contingent consideration
Earnout liability	39,812	—	—	39,812
Total liabilities at fair value	$39,812	$—	$—	$39,812

	Fair Value at	Fair Value Hierarchy
	August 28, 2021	Level 1	Level 2	Level 3
Assets that fund deferred compensation:
Domestic equity funds	$940	$940	$—	$—
International equity funds	41	41	—	—
Fixed income funds	46	46	—	—
Total assets at fair value	$1,027	$1,027	$—	$—

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

The following table provides a reconciliation of the beginning and ending balances of the contingent consideration:

	August 27, 2022	August 28, 2021
Beginning fair value - contingent consideration	$—	$—
Additions	24,190	—
Fair value adjustments	29,382	—
Settlements	(13,168)	—
Other	(592)	—
Ending fair value - contingent consideration	$39,812	$—

The fair value of the earnout liability that will be settled within a year is included in other current liabilities on the Consolidated Balance Sheets. The remaining earnout liability is included in other long-term liabilities on the Consolidated Balance Sheets.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain financial instruments are measured at fair value on a nonrecurring basis. These assets primarily include goodwill, intangible assets, property, plant and equipment, and right-of-use lease assets. These assets were originally recognized at amounts equal to the fair value determined at date of acquisition or purchase. If certain triggering events occur, or if an annual impairment test is required, we will evaluate the non-financial asset for impairment. If an impairment has occurred, the asset will be written down to its current estimated fair value. No impairments were recorded for non-financial assets in Fiscal 2022, 2021, and 2020.

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

Note 5. Inventories

Inventories consist of the following:

	August 27, 2022	August 28, 2021
Finished goods	$59,340	$12,243
Work-in-process ("WIP")	198,900	184,611
Raw materials	314,938	183,583
Total	573,178	380,437
Less: Excess of FIFO over LIFO cost	47,409	38,964
Inventories, net	$525,769	$341,473

Inventory valuation methods consist of the following:

	August 27, 2022	August 28, 2021
LIFO basis	$212,245	$139,544
First-in, first-out basis	360,933	240,893
Total	$573,178	$380,437

The above value of inventories, before reduction for the LIFO reserve, approximates replacement cost at the respective dates.

Note 6.    Property, Plant, and Equipment

Property, plant, and equipment is stated at cost, net of accumulated depreciation and consists of the following:

	August 27, 2022	August 28, 2021
Land	$14,626	$9,111
Buildings and building improvements	171,035	147,629
Machinery and equipment	142,574	121,911
Software	43,792	36,815
Transportation	6,509	5,335
Construction in progress	76,797	31,137
Property, plant, and equipment, gross	455,333	351,938
Less: Accumulated depreciation	179,114	160,511
Property, plant, and equipment, net	$276,219	$191,427

Depreciation expense was $24.2 million, $18.2 million, and $16.0 million for Fiscal 2022, 2021, and 2020, respectively.

Note 7.    Goodwill and Intangible Assets

The changes in carrying value of goodwill by reportable segment, with no accumulated impairment losses, for Fiscal 2022, 2021, and 2020 are as follows:

	Towable	Motorhome	Marine	Total
Balances at August 29, 2020 (1)	$244,684	$73,127	$30,247	$348,058

Balances at August 28, 2021	$244,684	$73,127	$30,247	$348,058
Acquisition of Barletta(2)	—	—	136,118	136,118
Balances at August 27, 2022	$244,684	$73,127	$166,365	$484,176
(1)    There was no activity between the years ended August 29, 2020 and August 28, 2021.
(2)    Refer to Note 2 for additional information on the acquisition of Barletta.

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

Other intangible assets, net of accumulated amortization, consist of the following:

	August 27, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$352,250		$352,250
Dealer networks	179,981	$60,518	119,463
Backlog	42,327	42,327	—
Non-compete agreements	6,647	5,972	675
Other intangible assets	581,205	108,817	472,388

	August 28, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$275,250		$275,250
Dealer networks	159,581	$45,652	113,929
Backlog	28,327	28,327	—
Non-compete agreements	6,647	5,419	1,228
Other intangible assets	469,805	79,398	390,407

The weighted average remaining amortization period for finite-lived intangible assets as of August 27, 2022 was approximately eight years.

Estimated future amortization expense related to finite-lived intangible assets is as follows:

Amortization
Fiscal 2023	$15,226
Fiscal 2024	15,124
Fiscal 2025	14,919
Fiscal 2026	14,865
Fiscal 2027	14,865
Thereafter	45,139
Total amortization expense remaining	$120,138

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

Changes in the product warranty liability are as follows:

	2022	2021	2020
Balance at beginning of year	$91,222	$64,031	$44,436
Business acquisitions(1)	4,656	—	15,147
Provision	119,286	89,951	61,898
Claims paid	(87,232)	(62,760)	(57,450)
Balance at end of year	$127,932	$91,222	$64,031
(1)    Refer to Note 2 for additional information regarding the acquisition of Barletta on August 31, 2021 and the acquisition of Newmar on November 8, 2019.

Note 9. Long-Term Debt

On July 15, 2022, we amended and restated our existing asset-backed revolving credit agreement ("ABL Credit Facility") to, among other things, increase the commitments available from $192.5 million to $350.0 million, and extend the maturity date from October 22, 2024 to July 15, 2027 (subject to certain factors which may accelerate the maturity date). The $350.0 million credit facility is on a revolving basis, subject to availability under a borrowing base consisting of eligible accounts receivable and eligible inventory. The ABL is available for issuance of letters of credit to a specified limit of $35.0 million. We pay a commitment fee of 0.25% based on the average daily amount of the facility available, but unused during the most recent quarter. We can elect to base the interest rate on various rates plus specific spreads depending on the borrowing amount outstanding. If drawn, interest on ABL borrowings is at a floating rate based upon our election, either term SOFR or REVSOFR30 (as defined in the credit agreement), plus, in each case, a credit spread adjustment of 0.10%, as well as an applicable spread between 1.25% and 1.75%, depending on the usage of the facility during the most recent quarter. Based on current usage, we would pay an applicable spread of 1.25%. In connection with the amendment, we capitalized $1.2 million of issuance costs that will be amortized over the five-year term of the agreement.

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

Long-term debt consists of the following:

	August 27, 2022	August 28, 2021
ABL Credit Facility	$—	$—
Senior Secured Notes	300,000	300,000
Convertible Notes	300,000	300,000
Long-term debt, gross	600,000	600,000
Convertible Notes unamortized interest discount	(45,292)	(60,366)
Debt issuance cost, net	(8,853)	(11,075)
Long-term debt, net	545,855	528,559

As of August 27, 2022 and August 28, 2021, the fair value of long-term debt, gross, was $634.2 million and $726.6 million, respectively. We are in compliance with all of our debt covenants as of August 27, 2022.

Aggregate contractual maturities of debt in future fiscal years are as follows:

Amount
Fiscal 2023	$—
Fiscal 2024	—
Fiscal 2025	300,000
Fiscal 2026	—
Fiscal 2027	—
Thereafter	300,000
Total Long-term debt, gross	$600,000

Note 10. Leases

Our leases primarily include operating leases for equipment and real estate, including office space and manufacturing space. Financing leases are primarily for real estate and solar energy producing equipment. For any lease with an initial term in excess of 12 months, the related lease assets and liabilities are recognized on the Consolidated Balance Sheets as either operating or finance leases at the inception of an agreement when it is determined that a lease exists. We have lease agreements that contain both lease and non-lease components, and have elected to combine lease and non-lease components for all classes of assets. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. We recognize lease expense for these leases on a straight-line basis over the lease term. When the terms of multiple lease agreements are materially consistent, we have elected the portfolio approach for our asset and liability calculations.

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

The supplemental balance sheet information related to our leases is as follows:

	Classification	August 27, 2022	August 28, 2021
Assets
Operating leases	Operating lease assets	$41,131	$28,379
Finance leases	Other long-term assets	6,672	4,971
Total lease assets		$47,803	$33,350

Liabilities
Current: Operating leases	Other current liabilities	$4,715	$2,596
Current: Finance leases	Other current liabilities	974	700
Non-Current: Operating leases	Long-term operating lease liabilities	40,426	26,745
Non-Current: Finance leases	Other long-term liabilities	6,690	5,313
Total lease liabilities		$52,805	$35,354

Operating lease costs incurred are as follows:

		Year Ended	Year Ended
	Classification	August 27, 2022	August 28, 2021
Operating lease expense(1)	Costs of goods sold and SG&A	$9,550	$5,785
Finance lease cost:
Depreciation of lease assets	Costs of goods sold and SG&A	825	609
Interest on lease liabilities	Interest expense, net	432	327
Total lease cost		$10,807	$6,721
(1) Operating lease expense includes short-term leases and variable lease payments, which are immaterial.

Our future lease commitments as of August 27, 2022 included the following related party and non-related party leases:

	Operating Leases as of August 27, 2022			Financing Leases
	Related Party Amount	Non-Related Party Amount	Total	Non-Related Party Amount
Fiscal 2023	$1,500	$5,463	$6,963	$1,392
Fiscal 2024	1,800	5,352	7,152	1,382
Fiscal 2025	1,800	5,065	6,865	1,404
Fiscal 2026	1,800	4,930	6,730	1,426
Fiscal 2027	1,800	4,952	6,752	1,448
Thereafter	4,200	18,031	22,231	2,153
Total future undiscounted lease payments	12,900	43,793	56,693	9,205
Less: Interest	2,568	8,984	11,552	1,541
Total reported lease liabilities	$10,332	$34,809	$45,141	$7,664

Additional information related to our leases is as follows:

	August 27, 2022	August 28, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,666	$2,589
Operating cash flows from financing leases	432	327
Financing cash flows from financing leases	877	572
Weighted average remaining lease term:
Operating leases	8.1	8.1
Finance leases	6.0	6.8
Weighted average discount rate:
Operating leases	5.8%	6.2%
Finance leases	5.9%	6.3%

Note 11. Employee and Retiree Benefits

Deferred compensation benefits are as follows:

	August 27, 2022	August 28, 2021
Non-qualified deferred compensation	$7,937	$9,731
Supplemental executive retirement plan	1,371	1,615
Executive deferred compensation plan	1,414	1,029
Total deferred compensation benefits	10,722	12,375
Less current portion(1)	2,577	2,825
Deferred compensation benefits, net of current portion	$8,145	$9,550
(1)    Included in accrued compensation on the Consolidated Balance Sheets.

Deferred Compensation Benefits
Non-Qualified Deferred Compensation
We have a non-qualified deferred compensation program which permitted key employees to annually elect to defer a portion of their compensation until their retirement. The plan has been closed to any additional deferrals since January 2001. The retirement benefit to be provided is based upon the amount of compensation deferred and the age of the individual at the time of the contracted deferral. An individual generally vests at age 55 and 5 years of participation under the plan. For deferrals prior to December 1992, vesting occurs at the later of age 55 and 5 years of service from first deferral or 20 years of service. Deferred compensation expense was $0.6 million, $0.8 million, and $0.9 million in Fiscal 2022, 2021, and 2020, respectively.

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

To assist in funding the deferred compensation and SERP liabilities, we have invested in COLI policies. The cash surrender value of these policies is presented in investment in life insurance in the Consolidated Balance Sheets and consists of the following:

	August 27, 2022	August 28, 2021
Cash value	$67,201	$66,544
Borrowings	(38,577)	(37,723)
Investment in life insurance	$28,624	$28,821

Executive Deferred Compensation Plan
In December 2006, we adopted the Winnebago Industries, Inc. Executive Deferred Compensation Plan (the "Executive Deferred Compensation Plan"). Under the Executive Deferred Compensation Plan, corporate officers and certain key employees may annually choose to defer up to 50% of their salary and up to 100% of their cash incentive awards. The assets are presented as other long-term assets in the Consolidated Balance Sheets. Such assets on August 27, 2022 and August 28, 2021 were $1.4 million and $1.0 million, respectively.

Profit Sharing Plan
We have a qualified profit sharing and contributory 401(k) plan for eligible employees. The plan provides matching contributions made by Winnebago Industries and discretionary contributions as approved by the Board of Directors. Matching contributions to the plan for Fiscal 2022, 2021, and 2020 were $12.0 million, $5.6 million, and $3.4 million, respectively. Discretionary contributions of $12.1 million and $6.1 million were approved in Fiscal 2022 and 2021. No discretionary contributions were approved for Fiscal 2020.

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

Our repurchase agreements generally provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 24 months, provide that our liability will be the lesser of remaining principal owed by the dealer to the lending institution, or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our liability cannot exceed 100% of the dealer invoice. In certain instances, we also repurchase inventory from dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of recreational vehicles or boats to repurchase current inventory if a dealership exits the business. The total contingent liability on all repurchase agreements was approximately $1,783.7 million and $552.1 million as of August 27, 2022 and August 28, 2021, respectively.

Our loss reserve for repurchase commitments contains uncertainties because the calculation requires management to make assumptions and apply judgment regarding a number of factors. Our risk of loss related to these repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period-end reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on these repurchase agreements and our historical loss experience, an associated loss reserve is established which is included in other current liabilities on the Consolidated Balance Sheets. Our repurchase accrual was $1.4 million and $0.9 million as of August 27, 2022 and August 28, 2021, respectively. Repurchase risk is affected by the credit worthiness of our dealer network. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to establish the loss reserve for repurchase commitments.

A summary of the activity for repurchased units is as follows:

(in thousands, except for units)	2022	2021	2020
Inventory repurchased:
Units	4	10	107
Dollars	$99	$349	$2,592
Inventory resold:
Units	9	10	118
Cash collected	$217	$321	$2,540
Loss recognized	$27	$29	$252
Units in ending inventory	—	5	5

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

Note 13. Revenue Recognition

All operating revenue is generated from contracts with customers. Our primary revenue source is generated through the sale of manufactured non-motorized towable units, motorhome units and marine units to our independent dealer network (our customers). The following table disaggregates revenue by reportable segment and product category:

	2022	2021	2020
Net Revenues
Towable:
Fifth Wheel	$1,260,871	$1,024,355	$690,452
Travel Trailer	1,296,591	959,716	519,282
Other(1)	39,896	25,888	17,833
Total Towable	2,597,358	2,009,959	1,227,567
Motorhome:
Class A	786,740	690,146	479,120
Class B	718,039	532,200	332,961
Class C and Other(1)	406,417	316,738	244,713
Total Motorhome	1,911,196	1,539,084	1,056,794
Marine:	425,269	60,209	51,812
Corporate / All Other(2):	23,907	20,595	19,360
Consolidated	$4,957,730	$3,629,847	$2,355,533
(1)    Relates to parts, accessories, and services.
(2)    Relates to specialty vehicle units, parts, accessories, and services.

We do not have material contract assets or liabilities.

Concentration of Risk
No single dealer organization accounted for more than 10% of net revenues for Fiscal 2022, 2021, and 2020.

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

Our Employee Stock Purchase Plan ("ESPP") permits employees to purchase Winnebago Industries, Inc. common stock at a 15% discount from the market price at the end of semi-annual purchase periods and is compensatory. In Fiscal 2022 and 2021, 42,000 shares and 24,000 shares, respectively, were purchased through the ESPP. Plan participants had accumulated $0.4 million for each period ended August 27, 2022 and August 28, 2021 to purchase our common stock pursuant to this plan.

Compensation expense associated with share-based awards is recognized on a straight-line basis over the required service period and forfeitures are recorded when they occur. Total stock-based compensation expense for the past three fiscal years consisted of the following components:

	2022	2021	2020
Share awards:
Time-based	$7,540	$5,737	$4,287
Performance-based	7,412	7,920	796
Stock options	1,000	1,019	990
Other(1)	1,133	671	402
Total stock-based compensation expense	$17,085	$15,347	$6,475
(1)    Includes stock-based compensation expense related to Board of Directors stock award expense and ESPP expense. Directors may elect to defer all or part of their annual retainer into a deferred compensation plan. The plan allows them to defer into either money units or stock units.

Restricted Stock Units - Time-Based
The fair value of time-based restricted stock units is determined based on the closing market price of our stock on the date of grant. A summary of the status of nonvested time-based restricted stock units at August 27, 2022, and changes during Fiscal 2022, is as follows:

	Shares(1)	Weighted Average Fair Value
Outstanding at August 28, 2021	330,819	$44.35
Granted	147,236	$73.64
Vested	(111,832)	$45.53
Forfeited/canceled	(37,385)	$55.05
Outstanding at August 27, 2022	328,838	$55.85
(1)    Number of shares in the above table are shown in whole numbers.

As of August 27, 2022, there was $8.4 million of unrecognized compensation expense related to nonvested time-based restricted stock units that are expected to be recognized over a weighted average period of 0.8 years. The total fair value of restricted stock units vested during Fiscal 2022, 2021, and 2020 was $8.0 million, $5.2 million, and $3.3 million, respectively.

Restricted Stock Units - Performance-Based
The fair value of performance-based restricted stock units is determined based on the closing market price of our stock on the date of grant. A summary of the status of our nonvested performance-based restricted stock units at August 27, 2022, and changes during Fiscal 2022, is as follows:

	Shares(1)	Weighted Average Fair Value
Outstanding at August 28, 2021	227,751	$45.81
Granted	88,557	$68.59
Vested	(76,413)	$40.46
Forfeited/canceled	(41,689)	$43.93
Outstanding at August 27, 2022	198,206	$58.45
(1)    Number of shares in the above table are shown in whole numbers.

As of August 27, 2022, there was $3.9 million of unrecognized compensation expense related to nonvested performance-based restricted stock units that are expected to be recognized over a weighted average period of 0.9 years. The total fair value of performance-based restricted stock units vested during Fiscal 2022, Fiscal 2021, and Fiscal 2020 was $5.8 million, $1.4 million, and $2.4 million respectively.

Stock Options
A summary of stock option activity for Fiscal 2022 is as follows:

	Stock Options(1)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at August 28, 2021	317,903	$40.41
Granted	44,040	$75.59
Exercised	(30,113)	$36.24
Forfeited/canceled	(9,723)	$60.27
Outstanding at August 27, 2022	322,107	$44.75	6.5	$5,886
Vested and expected to vest at August 27, 2022	322,107	$44.75	6.5	$5,886
Exercisable at August 27, 2022	232,549	$37.77	5.8	$5,454
(1)    Number of shares in the above table are shown in whole numbers.

As of August 27, 2022, there was $1.3 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted average period of 0.8 years.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Valuation Assumptions(1)	2022	2021	2020
Expected dividend yield	1.0%	0.8%	0.9%
Risk-free interest rate(2)	1.1%	0.3%	1.7%
Expected life of stock options (in years)(3)	5	5	5
Expected stock price volatility(4)	48.5%	48.6%	41.2%
Weighted average fair value of options granted	$30.47	$21.65	$17.18
(1)    Forfeitures are recorded when they occur.
(2)    Based on U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.
(3)    Estimated based on historical experience.
(4)    Based on historical experience over a term consistent with the expected life of the stock options.

Note 15. Restructuring

In Fiscal 2020, our Class A diesel production included in the Motorhome reportable segment, was moved from Junction City, OR to Forest City, IA. In Fiscal 2021, the property was sold for net proceeds of $12.4 million with a resulting gain of $4.8 million. The gain on sale is included within selling, general, and administrative expenses on the Consolidated Statements of Income and Comprehensive Income for Fiscal 2021. Total restructuring expense related to the relocation for Fiscal 2021 was immaterial to the consolidated financial statements. There were no restructuring charges in Fiscal 2022.

Note 16. Income Taxes

Income tax expense consisted of the following:

	2022	2021	2020
Current
Federal	$105,863	$71,579	$14,318
State	24,868	16,179	2,806
Total	130,731	87,758	17,124
Deferred
Federal	(5,553)	737	(790)
State	(1,092)	(2,916)	(500)
Total	(6,645)	(2,179)	(1,290)
Provision for income taxes	$124,086	$85,579	$15,834

A reconciliation of the U.S. statutory income tax rate to our effective income tax rate is as follows:

	2022	2021	2020
U.S. federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	3.5%	3.3%	1.9%
Income tax credits	(0.5)%	(0.6)%	(2.5)%
Nondeductible compensation	0.9%	0.5%	0.9%
Tax-free and dividend income	(0.1)%	(0.1)%	(0.6)%
Uncertain tax position settlements and adjustments	(0.1)%	(0.1)%	0.1%
Other items	(0.6)%	(0.7)%	(0.3)%
Effective tax provision rate	24.1%	23.3%	20.5%

Our effective tax rate increased to 24.1% in Fiscal 2022 compared to 23.3% in Fiscal 2021 primarily due to consistent tax credits year-over-year over increased income in the current year and a net unfavorable expense in the current year related to nondeductible compensation.

On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law in the United States. Among other provisions, the IRA includes a 15% corporate minimum tax rate applied to certain large corporations and a 1% excise tax on corporate stock repurchases made after December 31, 2022. We do not expect the IRA to have a material impact on our consolidated financial statements.

The tax effects of temporary differences that give rise to deferred income taxes were as follows:

	August 27, 2022	August 28, 2021
Warranty reserves	$30,690	$22,450
Deferred compensation	2,978	5,224
Self-insurance reserve	4,884	4,336
Stock-based compensation	5,534	4,607
Leases	12,868	8,422
Other(1)	9,108	7,170
Total deferred tax assets	66,062	52,209
Convertible notes	1,993	2,608
Intangibles	39,493	39,940
Depreciation	19,036	15,161
Leases	11,648	7,929
Total deferred tax liabilities	72,170	65,638
Total deferred income tax liabilities, net	$6,108	$13,429
(1)    Other includes $113 and $400 related to state net operating losses as of August 27, 2022 and August 28, 2021, respectively. These net operating losses are subject to various expiration periods from 5 years to no expiration. We have evaluated all the positive and negative evidence and consider it more likely than not that these carryforwards can be realized before expiration.

Changes in the unrecognized tax benefits are as follows:

	2022	2021	2020
Balance at beginning of year	$5,537	$5,830	$2,822
Gross increases-tax positions in a prior year	—	—	2,486
Gross decreases-tax positions in a prior year	(1,156)	(872)	—
Gross increases-current year tax positions	610	579	522
Balance at end of year	4,991	5,537	5,830
Accrued interest and penalties	753	946	681
Total unrecognized tax benefits	$5,744	$6,483	$6,511

The amount of unrecognized tax benefits is not expected to change materially within the next 12 months. If the remaining uncertain tax positions are ultimately resolved favorably, $5.3 million of unrecognized tax benefits would have a favorable impact on our effective tax rate. It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense.

We file a U.S. Federal tax return, as well as returns in various international and state jurisdictions. Although certain years are no longer subject to examination by the Internal Revenue Service ("IRS") and various state taxing authorities, net operating loss carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities. As of August 27, 2022, our federal returns from Fiscal 2019 to present are subject to review by the IRS. With limited exception, state returns from Fiscal 2018 to present continue to be subject to review by state taxing jurisdictions. Several years may lapse before an uncertain tax position is audited and finally resolved and it is difficult to predict the outcome of such audits. We believe we have adequately reserved for our exposure to potential additional payments for uncertain tax positions in our liability for unrecognized tax benefits.

Note 17. Earnings per Share

Basic and diluted earnings per share are calculated as follows:

(in thousands, except per share data)	2022	2021	2020
Net income	$390,636	$281,871	$61,442

Weighted average common shares outstanding	32,475	33,528	33,236
Dilutive impact of stock compensation awards	510	375	218
Dilutive impact of convertible notes	—	153	—
Weighted average common shares outstanding, assuming dilution	32,985	34,056	33,454

Anti-dilutive securities excluded from weighted average diluted common shares outstanding	159	49	39

Basic earnings per common share	$12.03	$8.41	$1.85
Diluted earnings per common share	$11.84	$8.28	$1.84

Under the treasury stock method, shares associated with certain anti-dilutive securities have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding or anti-dilution.

Note 18. Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Income ("AOCI") by component, net of tax, were:

	Defined Benefit Pension Items
	2022	2021
Balance at beginning of year	$(491)	$(526)
OCI before reclassifications	—	—
Amounts reclassified from AOCI	37	35
Net current-year OCI	37	35
Balance at end of year	$(454)	$(491)

Reclassifications out of AOCI, net of tax, were:

	Location on Consolidated Statements of Income and Comprehensive Income	2022	2021	2020
Amortization of net actuarial loss	SG&A	$37	$35	$33
Interest rate contract	Interest expense	—	—	432
Total reclassifications		$37	$35	$465

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

Evaluation of Internal Control Over Financial Reporting
Management's report on internal control over financial reporting as of August 27, 2022 is included within Item 8 of Part II in this Annual Report on Form 10-K and is incorporated herein by reference. The report of Deloitte & Touche LLP on the effectiveness of internal control over financial reporting is included within Item 8 of Part II in this Annual Report on Form 10-K and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting
There were no significant changes in internal control over financial reporting during the quarter ended August 27, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.
Reference is made to the table entitled "Information about our Executive Officers" in Part I of this report and to the information included under the captions Corporate Governance and Election of Directors, in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 13, 2022, which information is incorporated by reference herein.

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

Item 11. Executive Compensation.
Reference is made to the information included under the captions Director Compensation and Executive Compensation in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 13, 2022, which information is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Reference is made to the share ownership information and table entitled Security Ownership of Certain Beneficial Owners and Management and the information included under the caption Equity Compensation Plan Information included in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 13, 2022, which information is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Reference is made to the information included under the caption Corporate Governance in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 13, 2022, which information is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.
Information about fees and services billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) is included under the caption Independent Registered Public Accountant's Fees and Services in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 13, 2022, and that information is incorporated by reference herein.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1.The consolidated financial statements are set forth within Item 8 of Part II in this Annual Report on Form 10-K.

2.Financial Statement Schedules: Winnebago Industries, Inc. and Subsidiaries

    All schedules are omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto.

3.Exhibit Index

Exhibit No.		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
2a.	Stock Purchase Agreement dated as of September 15, 2019, by and among Winnebago Industries, Inc., Octavius Corporation, Newmar Corporation, Dutch Real Estate Corp., New-Way Transport Corp., New-Serv, Inc., the shareholders of Newmar Corporation, Dutch Real Estate Corp., New-Way Transport Corp. and New-Serv, Inc. and Matthew Miller, as Sellers Agent.	8-K	2.1	09/16/2019
2b.	Equity Purchase Agreement dated July 19, 2021, by and among Winnebago Industries, Inc., Falcon Family, Inc., Ronald J. Fenech, William C. Fenech, Donald Clark, and Donald Clark Family, LLC, and William C. Fenech in his capacity as Representative.	8-K	10.1	7/20/2021
3a.	Articles of Incorporation of Winnebago Industries, Inc., effective January 1, 2022	8-K	3.1	01/05/2022
3b.	Bylaws of Winnebago Industries, Inc., effective January 1, 2022	8-K	3.2	01/05/2022
4a.	Description of Securities.				X
4b.	Indenture, dated November 1, 2019, by and between Winnebago Industries, Inc. and U.S. Bank National Association.	8-K	4.1	11/04/2019
4c.	Form of 1.50% Convertible Senior Note due 2025 (included in Exhibit 4b)	8-K	4.2	11/04/2019
4d.	Indenture, dated as of July 8, 2020, by and among Winnebago Industries, Inc., the guarantors named therein and U.S. Bank National Association, as trustee.	8-K	4.1	07/09/2020
4e.	Form of 6.250% Senior Secured Note due 2028 (included in Exhibit 4d)	8-K	4.2	07/09/2020
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
		10-K	10.C	11/22/1995
10i.	Form of Non-Qualified Stock Option Agreement under Winnebago Industries, Inc. 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan (Fiscal 2019 awards and later).*	10-Q	10.b	12/20/2018
10j.	Form of Non-Qualified Stock Option Agreement under Winnebago Industries, Inc. 2019 Omnibus Equity, Performance Award, and Incentive Compensation Plan (Fiscal 2022 awards and later).*				X
10k.	Form of Non-Qualified Stock Option Agreement under Winnebago Industries, Inc. 2019 Omnibus Equity, Performance Award, and Incentive Compensation Plan (Fiscal 2023 awards and later).*				X
10l.	Form of Restricted Stock Unit Award Agreement (Executives) under Winnebago Industries, Inc. 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan (Fiscal 2019 awards and later).*	10-Q	10.c	12/20/2018
10m.	Form of Restricted Stock Unit Award Agreement (Executives) under Winnebago Industries, Inc. 2019 Omnibus Equity, Performance Award, and Incentive Compensation Plan (Fiscal 2022 awards and later).*				X
10n.	Form of Restricted Stock Unit Award Agreement (Executives) under Winnebago Industries, Inc. 2019 Omnibus Equity, Performance Award, and Incentive Compensation Plan (Fiscal 2023 awards and later).*				X
10o.	Form of Performance Stock Unit Agreement under Winnebago Industries, Inc. 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan (Fiscal 2019 awards and later).*	10-Q	10.d	12/20/2018
10p.
Form of Restricted Stock Unit Award Agreement (Non-Employee Director) under Winnebago Industries, Inc. 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan (Fiscal 2019 awards and later).*
		10-Q	10.e	12/20/2018
10q.
Form of Restricted Stock Unit Award Agreement (Non-Employee Director) under Winnebago Industries, Inc. 2019 Omnibus Equity, Performance Award, and Incentive Compensation Plan (Fiscal 2022 awards and later).*
X

Exhibit No.		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
10r.
Form of Restricted Stock Unit Award Agreement (Non-Employee Director) under Winnebago Industries, Inc. 2019 Omnibus Equity, Performance Award, and Incentive Compensation Plan (Fiscal 2023 awards and later).*
					X
10s.	Form of Change in Control Agreement.*	10-Q	10.f	12/20/2018
10t.	Winnebago Industries, Inc. Supplemental Executive Retirement Plan.*	10-K	10.Z	10/27/2009
10u.	Winnebago Industries, Inc. Executive Incentive Compensation Plan for Fiscal Period 2021 and later.*	10-K	10q	10/21/2020
10v.	Form of Performance Stock Unit Agreement under Winnebago Industries, Inc. 2019 Omnibus Incentive Plan (Special FY21 1-year award).*	10-K	10r	10/21/2020
10w.	Form of Performance Stock Unit Agreement under Winnebago Industries, Inc. 2019 Omnibus Incentive Plan (Fiscal 2021 awards)*	10-K	10s	10/21/2020
10x.	Form of Performance Stock Unit Agreement under Winnebago Industries, Inc. 2019 Omnibus Incentive Plan (Fiscal 2022 awards)*	10-K	10t	10/20/2021
10y.	Form of Performance Stock Unit Agreement under Winnebago Industries, Inc. 2019 Omnibus Incentive Plan (Fiscal 2023 awards)*				X
10z.	Non-competition, Non-solicitation and Confidentiality Agreement by and among Octavius Corporation, Winnebago Industries, Inc., Grand Design RV, LLC, RDB III, Inc., Ronald Fenech, Donald Clark and William Fenech.	8-K	10.1	10/05/2016
10aa.	Non-Solicitation and Confidentiality Agreement by and among Octavius Corporation, Winnebago Industries, Inc., Grand Design, RV, LLC, Summit Partners Growth Equity Fund VIII-B, L.P., Summit Partners Growth Equity Fund VIII-A, L.P., Summit Partners Entrepreneur Advisors Fund I, L.P., Summit Investors I, LLC, Summit Investors I (UK), L.P., and SP GE VIII-B GD RV Holdings, L.P.	8-K	10.2	10/05/2016
10ab.	Registration Rights Agreement by and among Winnebago Industries, Inc., Summit Partners Growth Equity Fund VIII-A, L.P., Summit Partners Growth Equity Fund VIII-B, L.P., Summit Partners Entrepreneur Advisors Fund I, L.P., Summit Investors I, LLC, Summit Investors I (UK), L.P. and SP GE VIII-B GD RV Holdings, L.P., Donald Clark, Ronald Fenech, and William Fenech.	8-K	10.3	10/05/2016
10ac.	Amended and Restated Employment Agreement between Winnebago Industries, Inc., Grand Design RV, LLC, and Donald Clark effective September 1, 2019.*	8-K	10.1	06/24/2019
10ad.	Amended and Restated Change in Control Agreement between Winnebago Industries, Inc. and Donald Clark effective September 1, 2019.*	8-K	10.2	06/24/2019
10ae.	Commitment Letter dated September 15, 2019, by and among Winnebago Industries, Inc., Goldman Sachs Bank USA, Bank of Montreal, and BMO Capital Markets Corp.	8-K	10.1	09/16/2019
10af.	Amended and Restated Credit Agreement dated as of October 22, 2019 among Winnebago Industries, Inc., Winnebago of Indiana, LLC and Grand Design RV, LLC, the other loan parties party thereto from time to time, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A.	8-K	10.1	10/23/2019
10ag.	Purchase Agreement, dated October 29, 2019, by and among Winnebago Industries, Inc., Goldman Sachs & Co. LLC and BMO Capital Markets Corp.	8-K	10.1	11/04/2019
10ah.	Base Convertible Bond Hedge Confirmation, dated October 29, 2019, between Winnebago Industries, Inc., and Goldman Sachs & Co. LLC.	8-K	10.2	11/04/2019
10ai.	Base Convertible Bond Hedge Confirmation, dated October 29, 2019, between Winnebago Industries, Inc., and Bank of Montreal.	8-K	10.3	11/04/2019

Exhibit No.		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
10aj.	Additional Convertible Bond Hedge Confirmation, dated October 30, 2019, between Winnebago Industries, Inc., and Goldman Sachs & Co. LLC.	8-K	10.4	11/04/2019
10ak.	Additional Convertible Bond Hedge Confirmation, dated October 30, 2019, between Winnebago Industries, Inc., and Bank of Montreal.	8-K	10.5	11/04/2019
10al.	Base Warrant Confirmation, dated October 29, 2019, between Winnebago Industries, Inc., and Goldman Sachs & Co. LLC.	8-K	10.6	11/04/2019
10am.	Base Warrant Confirmation, dated October 29, 2019, between Winnebago Industries, Inc., and Bank of Montreal	8-K	10.7	11/04/2019
10an.	Additional Warrant Confirmation, dated October 30, 2019, between Winnebago Industries, Inc., and Goldman Sachs & Co. LLC.	8-K	10.8	11/04/2019
10ao.	Additional Warrant Confirmation, dated October 30, 2019, between Winnebago Industries, Inc., and Bank of Montreal.	8-K	10.9	11/04/2019
10ap.	Amendment No. 1 to Amended and Restated Credit Agreement dated as of November 15, 2019 among Winnebago Industries, Inc., Winnebago of Indiana, LLC and Grand Design RV, LLC, Newmar Corporation, the other loan parties thereto from time to time, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A.	10-Q	10.2	12/20/2019
10aq.	First Restated and Amended Lease Agreement (Main Facility) dated October 4, 2019 by and between Three Oaks, LLC and Grand Design RV, LLC.	10-Q	10.14	12/20/2019
10ar.	Second Restated and Amended Lease Agreement (Expansion Facility) dated October 4, 2019 by and between Three Oaks, LLC and Grand Design RV, LLC.	10-Q	10.15	12/20/2019
10as.	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of July 8, 2020, among Winnebago Industries, Inc., Winnebago of Indiana, LLC, Grand Design RV, LLC, Newmar Corporation, the other loan parties thereto from time to time, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent	8-K	10.1	7/9/2020
10at.	Intercreditor Agreement, dated as of July 8, 2020, among JPMorgan Chase Bank, N.A., U.S. Bank National Association, as collateral trustee, Winnebago Industries, Inc. and certain of its subsidiaries party thereto.	8-K	10.2	7/9/2020
10au.	Amended and Restated Employment Agreement between Winnebago Industries, Inc. and Michael Happe dated December 15, 2021*	8-K	10.1	12/17/2021
10av.	Winnebago Executive Officer Severance Plan and Summary Plan Description*	8-K	10.2	12/17/2021
10aw.	Second Amended and Restated Credit Agreement dated as of July 15, 2022 among Winnebago Industries, Inc., Winnebago of Indiana, LLC, Grand Design RV, LLC and Newmar Corporation, the other loan parties party thereto from time to time, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A.	8-K	10.1	7/19/2022
21	List of Subsidiaries.				X
23	Consent of Independent Registered Public Accounting Firm.				X
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Exhibit No.		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (furnished herewith).
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Winnebago Industries, Inc. Annual Report on Form 10-K for the fiscal year ended August 27, 2022, formatted in Inline XBRL (included as Exhibit 101).
*    Management contract or compensation plan or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.

By	/s/ Michael J. Happe
Michael J. Happe

President, Chief Executive Officer
(Principal Executive Officer)
Date: October 19, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 19, 2022, by the following persons on behalf of the Registrant and in the capacities indicated.

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