Form 10-Q
period 2022-11-26
WINNEBAGO INDUSTRIES INC
filed 2022-12-16
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 26, 2022

or

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

As of December 13, 2022, there were 30,542,044 shares of common stock, par value $0.50 per share, outstanding.

Winnebago Industries, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended November 26, 2022

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Winnebago Industries, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
(in millions, except per share data)	November 26, 2022	November 27, 2021
Net revenues	$952.2	$1,155.7
Cost of goods sold	791.8	926.3
Gross profit	160.4	229.4
Selling, general, and administrative expenses	70.7	74.8
Amortization	3.8	8.2
Total operating expenses	74.5	83.0
Operating income	85.9	146.4
Interest expense, net	5.9	10.2
Non-operating loss	0.3	6.5
Income before income taxes	79.7	129.7
Provision for income taxes	19.5	30.1
Net income	$60.2	$99.6

Earnings per common share:
Basic	$1.98	$2.99
Diluted	$1.73	$2.90

Weighted average common shares outstanding:
Basic	30.4	33.3
Diluted	35.5	34.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Balance Sheets

(in millions, except per share data)	November 26, 2022	August 27, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$271.7	$282.2
Receivables, less allowance for doubtful accounts ($0.4 and $0.6, respectively)	203.0	254.1
Inventories, net	553.0	525.8
Prepaid expenses and other current assets	26.1	31.7
Total current assets	1,053.8	1,093.8
Property, plant, and equipment, net	294.8	276.2
Goodwill	484.2	484.2
Other intangible assets, net	468.6	472.4
Investment in life insurance	28.9	28.6
Operating lease assets	40.1	41.1
Deferred income tax assets, net	3.7	—
Other long-term assets	19.9	20.4
Total assets	$2,394.0	$2,416.7

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$133.2	$217.5
Income taxes payable	20.3	0.7
Accrued expenses:
Accrued compensation	57.1	71.6
Product warranties	122.2	127.9
Self-insurance	23.1	21.4
Promotional	22.8	21.5
Accrued interest and dividends	8.2	13.0
Other current liabilities	49.2	48.5
Total current liabilities	436.1	522.1
Long-term debt, net	590.4	545.9
Deferred income tax liabilities, net	—	6.1
Unrecognized tax benefits	5.8	5.7
Long-term operating lease liabilities	39.5	40.4
Deferred compensation benefits, net of current portion	8.4	8.1
Other long-term liabilities	25.2	25.4
Total liabilities	1,105.4	1,153.7
Contingent liabilities and commitments (Note 11)
Shareholders' equity:
Preferred stock, par value $0.01: 10.0 shares authorized; Zero shares issued and outstanding	—	—
Common stock, par value $0.50: 120.0 shares authorized; 51.8 shares issued	25.9	25.9
Additional paid-in capital	191.2	256.3
Retained earnings	1,626.7	1,537.5
Accumulated other comprehensive loss	(0.5)	(0.5)
Treasury stock, at cost: 21.3 and 21.5 shares, respectively	(554.7)	(556.2)
Total shareholders' equity	1,288.6	1,263.0
Total liabilities and shareholders' equity	$2,394.0	$2,416.7
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(in millions)	November 26, 2022	November 27, 2021
Operating activities
Net income	$60.2	$99.6
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	6.6	5.3
Amortization	3.8	8.2
Non-cash interest expense, net	—	3.6
Amortization of debt issuance costs	0.8	0.6
Last in, first-out expense	1.1	0.4
Stock-based compensation	3.0	2.7
Deferred income taxes	1.0	(0.2)
Contingent consideration fair value adjustment	0.4	6.4
Other, net	(0.2)	2.3
Change in operating assets and liabilities, net of assets and liabilities acquired
Receivables, net	51.2	(7.2)
Inventories, net	(28.3)	(70.3)
Prepaid expenses and other assets	6.9	4.8
Accounts payable	(81.5)	(17.7)
Income taxes and unrecognized tax benefits	19.1	24.7
Accrued expenses and other liabilities	(14.2)	(6.7)
Net cash provided by operating activities	29.9	56.5

Investing activities
Purchases of property, plant, and equipment	(27.8)	(23.2)
Acquisition of business, net of cash acquired	—	(228.2)
Other, net	0.7	—
Net cash used in investing activities	(27.1)	(251.4)

Financing activities
Borrowings on long-term debt	1,475.0	932.6
Repayments on long-term debt	(1,475.0)	(932.6)
Payments of cash dividends	(8.5)	(6.0)
Payments for repurchases of common stock	(4.5)	(23.7)
Other, net	(0.3)	1.4
Net cash used in financing activities	(13.3)	(28.3)

Net decrease in cash and cash equivalents	(10.5)	(223.2)
Cash and cash equivalents at beginning of period	282.2	434.6
Cash and cash equivalents at end of period	$271.7	$211.4

Supplemental Disclosures
Income taxes (received) paid, net	$(1.3)	$8.7
Interest paid	2.3	4.8

Non-cash investing and financing activities
Issuance of common stock for acquisition of business	$—	$22.0
Capital expenditures in accounts payable	4.1	1.1
Increase in lease assets in exchange for lease liabilities:
Operating leases	0.2	0.3
Finance leases	—	1.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Three Months Ended November 26, 2022
(in millions)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balances at August 27, 2022	51.8	$25.9	$256.3	$1,537.5	$(0.5)	(21.5)	$(556.2)	$1,263.0
Adoption of Accounting Standards Update (ASU) 2020-06	—	—	(62.0)	29.0	—	—	—	(33.0)
Stock-based compensation	—	—	3.0	—	—	—	—	3.0
Issuance of stock for employee benefit and stock-based awards, net	—	—	(6.1)	—	—	0.3	6.0	(0.1)
Repurchase of common stock	—	—	—	—	—	(0.1)	(4.5)	(4.5)
Net income	—	—	—	60.2	—	—	—	60.2
Balances at November 26, 2022	51.8	$25.9	$191.2	$1,626.7	$(0.5)	(21.3)	$(554.7)	$1,288.6

	Three Months Ended November 27, 2021
(in millions)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balances at August 28, 2021	51.8	$25.9	$218.5	$1,173.0	$(0.5)	(18.7)	$(360.0)	$1,056.9
Stock-based compensation	—	—	2.7	—	—	—	—	2.7
Issuance of stock for employee benefit and stock-based awards, net	—	—	(2.1)	—	—	0.1	3.8	1.7
Issuance of stock for acquisition	—	—	14.7	—	—	0.4	7.3	22.0
Repurchase of common stock	—	—	—	—	—	(0.3)	(23.7)	(23.7)
Other	—	—	—	0.1	—	—	—	0.1
Net income	—	—	—	99.6	—	—	—	99.6
Balances at November 27, 2021	51.8	$25.9	$233.8	$1,272.7	$(0.5)	(18.5)	$(372.6)	$1,159.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(All amounts are in millions, except share and per share data, unless otherwise designated)

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

The consolidated financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended August 27, 2022 filed with the SEC. Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year ending August 26, 2023.

Comprehensive Income
Comprehensive income refers to the change in stockholders’ equity from transactions and other events and circumstances from non-owner sources. As of November 26, 2022 and November 27, 2021, the difference between comprehensive income and net income was not material.

Subsequent Events
In preparing the accompanying unaudited consolidated financial statements, we have evaluated subsequent events for potential recognition and disclosure through the date of this filing noting no material subsequent events.

CARES Act
The Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law on March 27, 2020 to help alleviate the impact of the COVID-19 pandemic in the U.S. We took advantage of the employer payroll tax deferral offered by the CARES Act, which allowed us to defer the payment of employer payroll taxes for the period from March 27, 2020 to December 31, 2020. The deferred employer payroll tax liability was $8.1 million as of November 26, 2022. We are required to remit this remaining deferred tax balance on or before December 31, 2022. We also took advantage of a tax credit granted to companies under the CARES Act who continued to pay their employees when operations were fully or partially suspended. As of November 26, 2022, $0.8 million remains outstanding within other current assets on the Consolidated Balance Sheets.

Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) which reduces the number of models used to account for convertible instruments, amends diluted earnings per share ("EPS") calculations for convertible instruments, and amends the requirements for a contract (or embedded derivative) that is potentially settled in an entity's own shares to be classified in equity. Certain disclosure requirements were also added to increase transparency and decision-usefulness regarding a convertible instrument's terms and features. Additionally, the if-converted method must be used for including convertible instruments in diluted EPS as opposed to the treasury stock method. We adopted the new guidance in the first quarter of Fiscal 2023 using the modified retrospective approach, resulting in a decrease to additional paid-in capital of $62.0 million, an increase to long-term debt of $43.8 million, a decrease in the deferred income tax liability of $10.8 million, and an increase to beginning retained earnings of $29.0 million. In addition, the adoption of the amended guidance reduced our non-cash interest expense in the first quarter of Fiscal 2023 by $3.6 million (pre-tax). We will prospectively utilize the if-converted method to calculate the impact of our convertible instruments on diluted EPS. Under the if-converted method, the 4.7 million shares underlying our convertible instruments are assumed to have been outstanding at the beginning of the reporting period, and any interest expense related to these instruments is excluded from the calculation of diluted EPS. Refer to Note 15 in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for more information on the change from the treasury stock method to the if-converted method.

Note 2. Business Combinations

On August 31, 2021, we purchased 100% of the equity interests of Barletta Boat Company, LLC and Three Limes, LLC (collectively, "Barletta"), a manufacturer of high-quality, premium pontoon boats that are sold through a network of independent authorized dealers.

We acquired Barletta for a purchase price of $286.3 million, including cash payments of $240.1 million, $25.0 million in common stock issued to the sellers (subject to a discount noted below), and contingent consideration from earnout provisions. The common stock fair value included in the purchase price reflects a 12% discount, due to the lack of marketability as these are unregistered shares that have a one-year lockup restriction, which reduced the value of the common stock to $22.0 million. The contingent consideration includes both a potential stock payout as well as a potential cash payment based on achievement of certain financial performance metrics over the next few years. The maximum payout under the earnout is $50.0 million in cash and $15.0 million in stock if all metrics are achieved. The fair value of the earnout as of August 31, 2021 was $24.2 million. As of November 26, 2022 and August 27, 2022, the fair value of the earnout was $40.2 million and $39.8 million, respectively. The portion of the earnout liability that will be settled within a year is included in other current liabilities on the Consolidated Balance Sheets, and the remaining earnout liability is included in other long-term liabilities on the Consolidated Balance Sheets. As of November 26, 2022 and August 27, 2022, $21.7 million and $21.3 million was included in other current liabilities, respectively, and $18.5 million and $18.5 million was included in other long-term liabilities on the Consolidated Balance Sheets, respectively.

The total purchase price was allocated to the acquired net tangible and intangible assets of Barletta, based on their preliminary fair values at the date of the acquisition. This resulted in the recognition of goodwill of $136.1 million and other intangible assets of $111.4 million. Goodwill from the Barletta acquisition is recognized in our Marine segment. The other intangible assets acquired include a trade name, dealer network, and backlog. The trade name has an indefinite life, while the dealer network is being amortized on a straight line basis over 12 years. The backlog, which was being amortized over 10 months, was fully amortized as of August 27, 2022. We finalized the allocation of the purchase price in the third quarter of fiscal 2022.

Total transaction costs related to the Barletta acquisition were $3.1 million, of which $2.4 million were expensed during the first quarter of Fiscal 2022. Transaction costs were included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

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

Our three reportable segments are: Towable (an aggregation of the Grand Design towables and the Winnebago towables operating segments); Motorhome (an aggregation of the Winnebago motorhomes and Newmar motorhomes operating segments); and Marine (an aggregation of the Chris-Craft marine and Barletta marine operating segments). Towable is comprised of non-motorized products that are generally towed by another vehicle, along with other related manufactured products and services. Motorhome is comprised of products that include a motorized chassis, along with other related manufactured products and services. Marine is comprised of products that include boats, along with other related manufactured products and services.

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

Our Chief Executive Officer (the Chief Operating Decision Maker ("CODM")) regularly reviews consolidated financial results in their entirety and operating segment financial information through Adjusted EBITDA and has ultimate responsibility for enterprise decisions. Our CODM is responsible for allocating resources and assessing performance of the consolidated enterprise, reportable segments and between operating segments. Management of each operating segment has responsibility for operating decisions, allocating resources and assessing performance within their respective operating segment. The accounting policies of all reportable segments are the same as those described in Note 1 in the Notes to Consolidated Financial Statements included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 27, 2022.

We monitor and evaluate operating performance of our reportable segments based on Adjusted EBITDA. We believe disclosing Adjusted EBITDA is useful to securities analysts, investors and other interested parties when evaluating companies in our industries. EBITDA is defined as net income before interest expense, provision for income taxes, and depreciation and amortization expense. Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation and amortization expense, and other pretax adjustments made in order to present comparable results period over period. Examples of items excluded from Adjusted EBITDA include acquisition-related costs, litigation reserves, and contingent consideration fair value adjustment.

Financial information by reportable segment is as follows:

	Three Months Ended
(in millions)	November 26, 2022	November 27, 2021
Net Revenues
Towable	$347.3	$651.0
Motorhome	464.2	421.5
Marine	131.4	79.3
Corporate / All Other	9.3	3.9
Consolidated	$952.2	$1,155.7

Adjusted EBITDA
Towable	$36.3	$112.1
Motorhome	50.3	50.2
Marine	18.5	10.6
Corporate / All Other	(8.1)	(5.7)
Consolidated	$97.0	$167.2

Capital Expenditures
Towable	$14.3	$11.2
Motorhome	5.8	7.8
Marine	7.3	0.6
Corporate / All Other	0.4	3.6
Consolidated	$27.8	$23.2

(in millions)	November 26, 2022	August 27, 2022
Assets
Towable	$828.2	$874.9
Motorhome	840.6	823.4
Marine	425.8	416.1
Corporate / All Other	299.4	302.3
Consolidated	$2,394.0	$2,416.7

Reconciliation of net income to consolidated Adjusted EBITDA is as follows:

	Three Months Ended
(in millions)	November 26, 2022	November 27, 2021
Net income	$60.2	$99.6
Interest expense, net	5.9	10.2
Provision for income taxes	19.5	30.1
Depreciation	6.6	5.3
Amortization	3.8	8.2
EBITDA	96.0	153.4
Acquisition-related costs	0.6	3.4
Litigation reserves	—	4.0
Contingent consideration fair value adjustment	0.4	6.4
Adjusted EBITDA	$97.0	$167.2

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

	Fair Value at	Fair Value Hierarchy
(in millions)	November 26, 2022	Level 1	Level 2	Level 3
Assets that fund deferred compensation
Domestic equity funds	$1.7	$1.7	$—	$—
International equity funds	0.1	0.1	—	—
Fixed income funds	0.2	0.2	—	—
Total assets at fair value	$2.0	$2.0	$—	$—

Contingent consideration
Earnout liability	$40.2	$—	$—	$40.2
Total liabilities at fair value	$40.2	$—	$—	$40.2

	Fair Value at	Fair Value Hierarchy
(in millions)	August 27, 2022	Level 1	Level 2	Level 3
Assets that fund deferred compensation
Domestic equity funds	$1.2	$1.2	$—	$—
International equity funds	0.1	0.1	—	—
Fixed income funds	0.1	0.1	—	—
Total assets at fair value	$1.4	$1.4	$—	$—

Contingent consideration
Earnout liability	$39.8	$—	$—	$39.8
Total liabilities at fair value	$39.8	$—	$—	$39.8

Assets that Fund Deferred Compensation
Our assets that fund deferred compensation are marketable equity securities measured at fair value using quoted market prices and primarily consist of equity-based mutual funds. These securities, used to fund the Executive Share Option Plan and the Executive Deferred Compensation Plan, are classified as Level 1 as they are traded in an active market for which closing stock prices are readily available. Refer to Note 11 in the Notes to Consolidated Financial Statements included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 27, 2022 for additional information regarding these plans.

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

The following table provides a reconciliation of the beginning and ending balances of the contingent consideration:

	Three Months Ended
(in millions)	November 26, 2022	November 27, 2021
Beginning fair value - contingent consideration	$39.8	$—
Additions	—	24.2
Fair value adjustments	0.4	6.4
Ending fair value - contingent consideration	$40.2	$30.6

The fair value of the earnout liability that will be settled within a year is included in other current liabilities on the Consolidated Balance Sheets. The remaining earnout liability is included in other long-term liabilities on the Consolidated Balance Sheets.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain financial instruments are measured at fair value on a nonrecurring basis. These assets primarily include goodwill, intangible assets, property, plant and equipment, and right-of-use lease assets. These assets were originally recognized at amounts equal to the fair value determined at date of acquisition or purchase. If certain triggering events occur, or if an annual impairment test is required, we will evaluate the non-financial asset for impairment. If an impairment has occurred, the asset will be written down to its current estimated fair value. No impairments were recorded for non-financial assets in the three months ended November 26, 2022 or November 27, 2021.

Assets and Liabilities Not Measured at Fair Value
Certain financial instruments are not measured at fair value but are recorded at carrying amounts approximating fair value based on their short-term nature. These financial instruments include cash and cash equivalents, receivables, accounts payable, other payables, and long-term debt. If these instruments were measured at fair value in the financial statements, they would be classified as Level 1 in the fair value hierarchy. The fair value of our long-term debt was determined using current quoted prices in active markets for our publicly traded debt obligations, which is classified as Level 1 in the fair value hierarchy. See Note 9 in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this quarterly report on Form 10-Q for the fair value of our long-term debt.

Note 5.    Inventories

Inventories consist of the following:

(in millions)	November 26, 2022	August 27, 2022
Finished goods	$78.5	$59.3
Work-in-process	206.0	198.9
Raw materials	317.0	315.0
Total	601.5	573.2
Less: Excess of FIFO over LIFO cost	48.5	47.4
Inventories, net	$553.0	$525.8

Inventory valuation methods consist of the following:

(in millions)	November 26, 2022	August 27, 2022
LIFO basis	$247.1	$212.3
First-in, first-out basis	354.4	360.9
Total	$601.5	$573.2

The above inventory value, before reduction for the LIFO reserve, approximates replacement cost at the respective dates.

Note 6.    Property, Plant, and Equipment
Property, plant, and equipment is stated at cost, net of accumulated depreciation, and consists of the following:

(in millions)	November 26, 2022	August 27, 2022
Land	$14.6	$14.6
Buildings and building improvements	197.8	171.0
Machinery and equipment	145.1	142.6
Software	43.8	43.8
Transportation	6.5	6.5
Construction in progress	72.3	76.8
Property, plant, and equipment, gross	480.1	455.3
Less: Accumulated depreciation	185.3	179.1
Property, plant, and equipment, net	$294.8	$276.2

Depreciation expense was $6.6 million and $5.3 million for the three months ended November 26, 2022 and November 27, 2021, respectively.

Note 7.    Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by reportable segment, with no accumulated impairment losses, for the three months ended November 26, 2022 and November 27, 2021 are as follows:

(in millions)	Towable	Motorhome	Marine	Total
Balances at August 28, 2021	$244.7	$73.1	$30.3	$348.1
Acquisition of Barletta(1)	—	—	136.1	136.1
Balances at November 27, 2021	$244.7	$73.1	$166.4	$484.2

Balances at August 27, 2022 and November 26, 2022(2)	$244.7	$73.1	$166.4	$484.2
(1) The change in marine activity is related to the acquisition of Barletta that occurred on August 31, 2021. See Note 2 in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this quarterly report on Form 10-Q.
(2) There was no activity in the three months ended November 26, 2022.

Other intangible assets, net of accumulated amortization, consist of the following:

	November 26, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$352.3		$352.3
Dealer networks	180.0	$64.2	115.8
Backlog	42.3	42.3	—
Non-compete agreements	6.6	6.1	0.5
Other intangible assets	$581.2	$112.6	$468.6

	August 27, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$352.3		$352.3
Dealer networks	180.0	$60.5	119.5
Backlog	42.3	42.3	—
Non-compete agreements	6.6	6.0	0.6
Other intangible assets	$581.2	$108.8	$472.4

The weighted average remaining amortization period for intangible assets as of November 26, 2022 was approximately eight years.

Estimated future amortization expense related to finite-lived intangible assets is as follows:

(in millions)	Amortization
Remainder of Fiscal 2023	$11.4
Fiscal 2024	15.1
Fiscal 2025	14.9
Fiscal 2026	14.9
Fiscal 2027	14.9
Fiscal 2028	14.9
Thereafter	30.2
Total amortization expense remaining	$116.3

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

Changes in the product warranty liability are as follows:

	Three Months Ended
(in millions)	November 26, 2022	November 27, 2021
Balance at beginning of period	$127.9	$91.2
Business acquisition(1)	—	4.7
Provision	18.1	26.1
Claims paid	(23.8)	(19.6)
Balance at end of period	$122.2	$102.4
(1)    Relates to the acquisition of Barletta on August 31, 2021. See Note 2 in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this quarterly report on Form 10-Q.

Note 9.    Long-Term Debt

Long-term debt consists of the following:

(in millions)	November 26, 2022	August 27, 2022
ABL Credit Facility	$—	$—
Senior Secured Notes	300.0	300.0
Convertible Notes	300.0	300.0
Long-term debt, gross	600.0	600.0
Convertible Notes unamortized interest discount(1)	—	(45.3)
Debt issuance costs, net	(9.6)	(8.8)
Long-term debt, net	$590.4	$545.9
(1)    In connection with the adoption of ASU 2020-06, the unamortized interest discount was derecognized in the first quarter of Fiscal 2023. Refer to Note 1 in the Notes to Consolidated Financial Statements in Item 1 of Part I of this quarterly report on Form 10-Q for additional information.

Credit Agreements
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

Refer to Note 9 in the Notes to Consolidated Financial Statements included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 27, 2022 for additional information regarding these credit agreements.

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
2.during the five consecutive business day period after any five consecutive trading day period (the "measurement period") in which the trading price per $1 thousand principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate for the Convertible Notes on each such trading day; or
3.upon the occurrence of certain specified corporate events set forth in the indenture for the Convertible Notes.

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

Refer to Note 9 in the Notes to Consolidated Financial Statements included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 27, 2022 for additional information regarding the Convertible Notes and the Call Spread Transactions.

Accounting Treatment of the Convertible Notes and Related Hedge Transactions and Warrant Transactions
In the first quarter of Fiscal 2023, we adopted ASU 2020-06 using the modified retrospective approach. The new guidance simplifies the accounting for convertible instruments by removing certain separation models. As a result, more convertible debt instruments will be accounted for as a single liability measured at amortized cost.

Prior to our adoption of ASU 2020-06, we bifurcated the proceeds from the offering of the Convertible Notes between liability and equity components. On the date of issuance, the liability and equity components were calculated to be approximately $215.0 million and $85.0 million, respectively. The initial $215.0 million liability component was determined based on the fair value of similar debt instruments excluding the conversion feature assuming a hypothetical interest rate of 8%. The initial $85.0 million ($64.1 million net of tax) equity component represented the difference between the fair value of the initial $215.0 million in debt and the $300.0 million of gross proceeds. The initial debt discount of $85.0 million was being amortized over the life of the Convertible Notes as non-cash interest expense using the effective interest method. We recognized $3.6 million of non-cash interest expense during the three months ended November 27, 2021. In addition, offering-related costs of $9.8 million were allocated to the liability and equity components in proportion to the allocation of proceeds.

In connection with our adoption of ASU 2020-06, we derecognized the remaining unamortized interest discount on the Convertible Notes and therefore recorded no non-cash interest expense related to the amortization of the debt discount during the three months ended November 26, 2022. As a result, the Convertible Notes are now accounted for as a single liability measured at amortized cost. Interest expense, representing the amortization of the debt issuance costs as well as the contractual interest expense is amortized using an effective interest rate of 2.1% over the term of the Convertible Notes. We recorded $1.6 million of interest expense during the three months ended November 26, 2022.

Refer to Note 15 in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for more information related to the earnings per share impact associated with the Convertible Notes and our adoption of ASU-2020-06.

The net cost incurred in connection with the Call Spread Transactions was $11.2 million. These transactions are classified as equity and are not remeasured each reporting period.

Fair Value and Future Maturities
As of November 26, 2022 and August 27, 2022, the fair value of long-term debt, gross, was $615.5 million and $634.2 million, respectively. The fair value of the Convertible Notes was $334.7 million as of November 26, 2022.

Aggregate contractual maturities of debt in future fiscal years are as follows:

(in millions)	Amount
Remainder of Fiscal 2023	$—
Fiscal 2024	—
Fiscal 2025	300.0
Fiscal 2026	—
Fiscal 2027	—
Fiscal 2028	300.0
Total Senior Secured Notes and Convertible Notes	$600.0

Note 10.    Employee and Retiree Benefits

Deferred compensation liabilities are as follows:

(in millions)	November 26, 2022	August 27, 2022
Non-qualified deferred compensation	$7.5	$7.9
Supplemental executive retirement plan	1.4	1.4
Executive deferred compensation plan	1.9	1.4
Total deferred compensation benefits	10.8	10.7
Less current portion(1)	2.4	2.6
Deferred compensation benefits, net of current portion	$8.4	$8.1
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

Our repurchase agreements generally provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 24 months, provide that our liability will be the lesser of remaining principal owed by the dealer to the lending institution, or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our liability cannot exceed 100% of the dealer invoice. In certain instances, we also repurchase inventory from dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of recreational vehicles or boats to repurchase current inventory if a dealership exits the business. The total contingent liability on all of our repurchase agreements was approximately $1,902.0 million and $1,783.7 million at November 26, 2022 and August 27, 2022, respectively.

Our loss reserve for repurchase commitments contains uncertainties because the calculation requires management to make assumptions and apply judgment regarding a number of factors. Our risk of loss related to these repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period-end reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on these repurchase agreements and our historical loss experience, an associated loss reserve is established which is included in other current liabilities on the Consolidated Balance Sheets. Our repurchase accrual was $1.3 million and $1.4 million at November 26, 2022 and August 27, 2022, respectively. Repurchase risk is affected by the credit worthiness of our dealer network. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to establish the loss reserve for repurchase commitments.

There was no material activity related to repurchase agreements during the three months ended November 26, 2022 and November 27, 2021.

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

Note 12. Revenue

All operating revenue is generated from contracts with customers. Our primary revenue source is generated through the sale of manufactured non-motorized towable units, motorhome units and marine units to our independent dealer network (our customers). The following table disaggregates revenue by reportable segment and product category:

	Three Months Ended
(in millions)	November 26, 2022	November 27, 2021
Net Revenues
Towable
Fifth Wheel	$187.7	$325.8
Travel Trailer	148.3	315.4
Other(1)	11.3	9.8
Total Towable	347.3	651.0
Motorhome
Class A	231.1	195.3
Class B	146.9	145.0
Class C and Other (1)	86.2	81.2
Total Motorhome	464.2	421.5
Marine	131.4	79.3
Corporate / All Other(2)	9.3	3.9
Consolidated Net Revenues	$952.2	$1,155.7
(1)    Relates to parts, accessories, and services.
(2)    Relates to specialty vehicle units, parts, accessories, and services.

We do not have material contract assets or liabilities. Allowances for uncollectible receivables are established based on historical collection trends, write-off history, consideration of current conditions and expectations for future economic conditions.

Concentration of Risk
No single dealer organization accounted for more than 10% of net revenue for the three months ended November 26, 2022 or November 27, 2021.

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

Stock-based compensation expense was $3.0 million and $2.7 million for the three months ended November 26, 2022 and November 27, 2021, respectively. Compensation expense is recognized over the requisite service or performance period of the award, unless accelerated by certain retirement eligibility provisions.

Note 14. Income Taxes

Our effective tax rate was 24.5% and 23.2% for the three months ended November 26, 2022 and November 27, 2021, respectively. The increase in tax rate for the three months ended November 26, 2022 compared to the three months ended November 27, 2021 was driven primarily by the impact of a net favorable impact related to stock compensation in the prior year.

On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law in the United States. Among other provisions, the IRA includes a 15% corporate minimum tax rate applied to certain large corporations and a 1% excise tax on corporate stock repurchases made after December 31, 2022. We do not expect the IRA to have a material impact on our consolidated financial statements.

We file a U.S. Federal tax return, as well as returns in various international and state jurisdictions. As of November 26, 2022, our Federal returns from Fiscal 2019 to present are subject to review by the Internal Revenue Service. With limited exceptions, state returns from Fiscal 2018 to present continue to be subject to review by state taxing jurisdictions. We are currently under review by certain U.S. state tax authorities for Fiscal 2019 and Fiscal 2020. We believe we have adequately reserved for our exposure to potential additional payments for uncertain tax positions in our liability for unrecognized tax benefits.

Note 15. Earnings Per Share
In the first quarter of Fiscal 2023, we adopted ASU 2020-06 using the modified retrospective approach. Prior to adoption, we utilized the treasury stock method for calculating the dilutive impact of our Convertible Notes. Upon adoption, we prospectively utilized the if-converted method to calculate the dilutive impact of our Convertible Notes. Under the if-converted method, the Convertible Notes are assumed to be converted into common stock at the beginning of the reporting period, and interest charges are added back to the numerator as the principal amount of the Convertible Notes is not required to be paid in cash.

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended
(in millions, except per share data)	November 26, 2022	November 27, 2021
Earnings per share - basic
Net income	$60.2	$99.6
Weighted average common shares outstanding	30.4	33.3
Basic earnings per common share	$1.98	$2.99

Earnings per share - diluted
Net income	$60.2	$99.6
Interest expense on convertible notes, net of tax	1.2	—
Diluted net income	$61.4	$99.6

Weighted average common shares outstanding	30.4	33.3
Dilutive impact of stock compensation awards	0.4	0.6
Dilutive impact of convertible notes	4.7	0.5
Weighted average common shares outstanding, assuming dilution	35.5	34.4

Anti-dilutive securities excluded from weighted average common shares outstanding, assuming dilution	0.1	0.1

Diluted earnings per common share	$1.73	$2.90

For both periods presented, the dilutive effect of stock compensation awards was determined using the treasury stock method. Under the treasury stock method, shares associated with certain anti-dilutive securities have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding or anti-dilution.

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

Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended August 27, 2022 (including the information presented therein under Risk Factors), as well as our reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited. All amounts in tables are in millions, except share and per share data, unless otherwise noted.

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

Macroeconomic Events
In February 2022, the United States announced targeted economic sanctions on Russia in response to the military conflict in Ukraine. As described in Part I, Item 1A — Risk Factors, in the Annual Report on Form 10-K for the fiscal year ended August 27, 2022, our business may be sensitive to economic conditions such as the adverse impact of global tensions, which could impact input costs, consumer spending, and fuel prices. As our operations are primarily in North America, we have no direct exposure to Russia and Ukraine. However, we are actively monitoring the broader economic impact of the crisis, especially the potential impact of rising commodity and fuel prices, and the potential decreased demand for our products.

Supply chain disruptions continue to impact the global economy, resulting in increased volatility and inflationary cost pressures. For example, our production has experienced certain supply shortages, particularly within our Motorhome and Marine segments, as well as material and component cost inflation. If these disruptions continue, or if there are additional disruptions in our supply chain, it could materially or adversely impact our operating results and financial condition. Despite certain supply shortages and inflationary cost input pressures, we continue to operate and adapt to these temporary supply chain disruptions.

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

Included in "Results of Operations" below for the three months ended November 26, 2022 compared to the comparable prior year period is a reconciliation of EBITDA and Adjusted EBITDA from net income, the nearest GAAP measure. We have included these non-GAAP performance measures as a comparable measure to illustrate the effect of non-recurring transactions that occurred during the reported periods and to improve comparability of our results from period to period. We believe Adjusted EBITDA provides meaningful supplemental information about our operating performance as this measure excludes amounts from net income that we do not consider part of our core operating results when assessing our performance. Examples of items excluded from Adjusted EBITDA include acquisition-related costs, litigation reserves, and contingent consideration fair value adjustment.

Management uses these non-GAAP financial measures (a) to evaluate our historical and prospective financial performance and trends as well as our performance relative to competitors and peers; (b) to measure operational profitability on a consistent basis; (c) in presentations to the members of our Board of Directors to enable our Board of Directors to have the same measurement basis of operating performance as used by management in their assessment of performance and in forecasting; (d) to evaluate potential acquisitions; and (e) to ensure compliance with covenants and restricted activities under the terms of our ABL Credit Facility and outstanding notes, as further described in Note 9 in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q. We believe these non-GAAP financial measures are frequently used by securities analysts, investors and other interested parties to evaluate companies in the industry.

Industry Trends and Uncertainties
The RV and marine industries continue to experience shipping delays associated with a constrained supply chain. While we continue to operate and adapt to these supply chain disruptions, they impacted our ability to meet existing demand in the first quarter of Fiscal 2023.

In the first quarter of Fiscal 2023, Mercedes-Benz AG issued a global recall related to an electronic parking brake defect affecting 2019 through 2022 Sprinter chassis. As a result, retail sales and wholesale shipments of our products built on this chassis are suspended until a remedy is implemented in cooperation with Mercedes-Benz AG. This recall impacted our Motorhome segment net sales, profitability, and working capital in the first quarter of Fiscal 2023.

We believe field inventory for our Towable segment has normalized to adequately serve end consumer demand, while field inventory for our Motorhome segment is returning to normalized levels. Field inventory for our Marine segment continues to remain lower than desired by our dealer network, but is beginning to show signs of normalizing. We continue to produce and ship in accordance with dealer demand as evidenced and requested by dealer orders.

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

Results of Operations - Three Months Ended November 26, 2022 Compared to the Three Months Ended November 27, 2021

Consolidated Performance Summary
The following is an analysis of changes in key items included in the Consolidated Statements of Income for the three months ended November 26, 2022 compared to the three months ended November 27, 2021:

	Three Months Ended
($ in millions, except per share data)	November 26, 2022	% of Revenues(1)	November 27, 2021	% of Revenues(1)	$ Change	% Change
Net revenues	$952.2	100.0%	$1,155.7	100.0%	$(203.5)	(17.6)%
Cost of goods sold	791.8	83.2%	926.3	80.2%	(134.5)	(14.5)%
Gross profit	160.4	16.8%	229.4	19.8%	(69.0)	(30.1)%
Selling, general, and administrative expenses	70.7	7.4%	74.8	6.5%	(4.1)	(5.5)%
Amortization	3.8	0.4%	8.2	0.7%	(4.4)	(53.7)%
Total operating expenses	74.5	7.8%	83.0	7.2%	(8.5)	(10.2)%
Operating income	85.9	9.0%	146.4	12.7%	(60.5)	(41.3)%
Interest expense, net	5.9	0.6%	10.2	0.9%	(4.3)	(42.2)%
Non-operating loss	0.3	—%	6.5	0.6%	6.2	(95.4)%
Income before income taxes	79.7	8.4%	129.7	11.2%	(50.0)	(38.6)%
Provision for income taxes	19.5	2.0%	30.1	2.6%	(10.6)	(35.2)%
Net income	$60.2	6.3%	$99.6	8.6%	$(39.4)	(39.6)%

Diluted earnings per share	$1.73		$2.90		$(1.17)	(40.3)%
Diluted average shares outstanding	35.5		34.4		1.1	3.2%
(1)    Percentages may not add due to rounding differences.

Net revenues decreased primarily due to lower unit sales particularly in the Towables segment, compared to record high year-ago levels, partially offset by Marine segment unit growth and price increases in all segments related to higher material and component costs.

Gross profit as a percentage of revenue decreased compared to record high year-ago levels, primarily due to timing of inflationary pressures relative to pricing, deleverage, and productivity loss from supply disruptions including the chassis recall by Mercedes-Benz AG as described above in this Item 2 under "Industry Trends and Uncertainties."

Operating expenses decreased primarily due to lower amortization related to Barletta intangible assets, and legal settlement and transaction costs incurred in the prior year, partially offset by strategic investments.

Non-operating loss decreased due to a lower contingent consideration fair value adjustment related to the earnout from the acquisition of Barletta.

Our effective tax rate increased primarily due to a net favorable impact related to stock compensation in the prior year.

Non-GAAP Reconciliation
The following table reconciles net income to consolidated EBITDA and Adjusted EBITDA for the three months ended November 26, 2022 and November 27, 2021:

	Three Months Ended
(in millions)	November 26, 2022	November 27, 2021
Net income	$60.2	$99.6
Interest expense, net	5.9	10.2
Provision for income taxes	19.5	30.1
Depreciation	6.6	5.3
Amortization	3.8	8.2
EBITDA	96.0	153.4
Acquisition-related costs	0.6	3.4
Litigation reserves	—	4.0
Contingent consideration fair value adjustment	0.4	6.4
Adjusted EBITDA	$97.0	$167.2

Reportable Segment Performance Summary
Towable
The following is an analysis of key changes in our Towable segment for the three months ended November 26, 2022 compared to the three months ended November 27, 2021:

	Three Months Ended
(in millions, except ASP and units)	November 26, 2022	% of Revenues	November 27, 2021	% of Revenues	$ Change	% Change
Net revenues	$347.3		$651.0		$(303.7)	(46.7)%
Adjusted EBITDA	36.3	10.5%	112.1	17.2%	(75.8)	(67.6)%

Average Selling Price ("ASP")(1)	48,173		39,237		8,936	22.8%

	Three Months Ended
Unit deliveries	November 26, 2022	Product Mix(2)	November 27, 2021	Product Mix(2)	Unit Change	% Change
Travel trailer	4,650	64.7%	11,143	67.8%	(6,493)	(58.3)%
Fifth wheel	2,541	35.3%	5,288	32.2%	(2,747)	(51.9)%
Total towables	7,191	100.0%	16,431	100.0%	(9,240)	(56.2)%

	November 26, 2022		November 27, 2021		Change	% Change
Backlog(3)
Units	10,441		48,759		(38,318)	(78.6)%
Dollars	$434.0		$1,874.8		$(1,440.8)	(76.9)%
Dealer Inventory
Units	20,576		15,344		5,232	34.1%
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

Net revenues decreased primarily due to a decline in unit volume.

Adjusted EBITDA decreased primarily due to lower revenues associated with volume declines compared to record high year-ago levels and the timing of price increases compared to inflation.

Motorhome
The following is an analysis of key changes in our Motorhome segment for the three months ended November 26, 2022 compared to the three months ended November 27, 2021:

	Three Months Ended
(in millions, except ASP and units)	November 26, 2022	% of Revenues	November 27, 2021	% of Revenues	$ Change	% Change
Net revenues	$464.2		$421.5		$42.7	10.1%
Adjusted EBITDA	50.3	10.8%	50.2	11.9%	0.1	0.2%

ASP(1)	182,386		152,550		29,836	19.6%

	Three Months Ended
Unit deliveries	November 26, 2022	Product Mix(2)	November 27, 2021	Product Mix(2)	Unit Change	% Change
Class A	693	27.6%	744	27.2%	(51)	(6.9)%
Class B	1,322	52.7%	1,447	52.9%	(125)	(8.6)%
Class C	493	19.7%	544	19.9%	(51)	(9.4)%
Total motorhomes	2,508	100.0%	2,735	100.0%	(227)	(8.3)%

	November 26, 2022		November 27, 2021		Change	% Change
Backlog(3)
Units	10,089		18,826		(8,737)	(46.4)%
Dollars	$1,596.0		$2,412.6		$(816.6)	(33.8)%
Dealer Inventory
Units	4,234		2,468		1,766	71.6%
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

Net revenues increased primarily due to price increases related to higher material and component costs, partially offset by unit volume decline.

Adjusted EBITDA was essentially flat primarily due to higher revenues, offset by productivity and supply chain challenges, including the chassis recall by Mercedes-Benz AG as described above in this Item 2 under "Industry Trends and Uncertainties."

Marine
The following is an analysis of key changes in our Marine segment for the three months ended November 26, 2022 compared to the three months ended November 27, 2021:

	Three Months Ended
(in millions, except ASP and units)	November 26, 2022	% of Revenues	November 27, 2021	% of Revenues	$ Change	% Change
Net revenues	$131.4		$79.3		$52.1	65.7%
Adjusted EBITDA	18.5	14.1%	10.6	13.3%	7.9	74.5%

ASP(1)	78,957		69,935		9,022	12.9%

	Three Months Ended
Unit deliveries	November 26, 2022		November 27, 2021		Unit Change	% Change
Boats	1,700		1,135		565	49.8%

	November 26, 2022		November 27, 2021		Change	% Change
Backlog(2)
Units	3,633		3,002		631	21.0%
Dollars	$318.5		$257.2		$61.3	23.8%
Dealer Inventory
Units	3,182		1,446		1,736	120.1%
(1)    ASP excludes off-invoice dealer incentives.
(2)    Our backlog includes all accepted orders from dealers which generally have been requested to be shipped within the next six months. Orders in backlog generally can be cancelled or postponed at the option of the dealer at any time without penalty; therefore, backlog may not necessarily be an accurate measure of future sales.

Net revenues increased primarily due to unit growth and price increases related to higher material and component costs.

Adjusted EBITDA increased primarily due to increased revenue and operational improvements.

Analysis of Financial Condition, Liquidity, and Resources
Cash Flows
The following table summarizes our cash flows from operations:

	Three Months Ended
(in millions)	November 26, 2022	November 27, 2021
Total cash provided by (used in):
Operating activities	$29.9	$56.5
Investing activities	(27.1)	(251.4)
Financing activities	(13.3)	(28.3)
Net decrease in cash and cash equivalents	$(10.5)	$(223.2)
Operating Activities
During the three months ended November 26, 2022, cash provided by operating activities was $29.9 million compared to $56.5 million in the same period last year. The decrease is primarily driven by lower profitability, partially offset by favorable changes in operating assets and liabilities. The favorable impact of operating assets and liabilities is primarily due to changes in accounts receivable due to lower revenues and timing of invoicing/collections, and changes in inventory due to elevated purchases in Fiscal 2022 to support customer demand, partially offset by a decrease in accounts payable due to timing of payments and supply chain production slowdowns. Working capital and cash provided by operating activities were negatively impacted by the Mercedes-Benz AG chassis recall in the first quarter of Fiscal 2023.

Investing Activities
Cash used in investing activities decreased primarily due to our acquisition of Barletta during the first quarter of Fiscal 2022.

Financing Activities
Cash used in financing activities decreased primarily due to $4.5 million of stock repurchases in the first quarter of Fiscal 2023 compared to $23.7 million in the first quarter of Fiscal 2022.

Debt and Capital
We maintain a $350.0 million asset-based revolving credit facility ("ABL Credit Facility") with a maturity date of July 15, 2027 subject to certain factors which may accelerate the maturity date. As of November 26, 2022, we had no borrowings against the ABL Credit Facility.

As of November 26, 2022, we had $271.7 million in cash and cash equivalents and $350.0 million in unused ABL Credit Facility. Our cash and cash equivalent balances consist of high quality, short-term money market instruments.

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

Other Financial Measures
Working capital at November 26, 2022 and August 27, 2022 was $617.7 million and $571.7 million, respectively. We currently expect cash on hand, funds generated from operations, and the borrowing available under our ABL Credit Facility to be sufficient to cover both short-term and long-term operating requirements.

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

On August 17, 2022, our Board of Directors authorized a new share repurchase program in the amount of $350.0 million with no time restriction on the authorization, which took effect immediately and replaced the prior program. In the three months ended November 26, 2022, we repurchased 79,387 shares at a cost of $4.5 million to satisfy tax obligations on employee equity awards vested. We continually evaluate if share repurchases reflect a prudent use of our capital and, subject to compliance with our ABL Credit Facility and Senior Secured Notes, we may purchase shares in the future. As of November 26, 2022, we have $350.0 million remaining on our Board approved repurchase authorization.

On December 14, 2022, our Board of Directors approved a quarterly cash dividend of $0.27 per share payable on January 25, 2023, to common stockholders of record at the close of business on January 11, 2023.

Contractual Obligations and Commercial Commitments
There has been no material change in our contractual obligations since the end of Fiscal 2022. See our Annual Report on Form 10-K for the fiscal year ended August 27, 2022 for additional information regarding our contractual obligations and commercial commitments.

Critical Accounting Policies
We describe our critical accounting policies in Note 1 in the Notes to Consolidated Financial Statements included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 27, 2022. We discuss our critical accounting estimates in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 27, 2022. There have been no material changes to our critical accounting policies or critical accounting estimates since the end of Fiscal 2022.

Recently Issued Accounting Pronouncements
There have been no new accounting pronouncements issued but not yet adopted or effective that we believe will have a significant impact on our consolidated financial statements.

Safe Harbor Statement Under the Private Securities Litigation Reform Act
Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as "anticipate," "assume," "believe," "estimate," "expect," "guidance," "intend," "outlook," "plan," "project," and other words and terms of similar meaning. Such statements reflect our current views and estimates with respect to future market conditions, company performance and financial results, operational investments, business prospects, new strategies, the competitive environment, and other events. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the potential results discussed in such forward-looking statements. Readers should review Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended August 27, 2022, and Item 1A of Part II of this Quarterly Report on Form 10-Q, for a description of important factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. Among the factors that could cause actual results and outcomes to differ materially from those contained in such forward-looking statements are the following:
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
•Ability to retain relationships with our suppliers and obtain components, including the nature and timing of the remedy for the recall of Mercedes-Benz Sprinter chassis.
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

Interest rate risk
The ABL Credit Facility, which is our only floating rate debt instrument, remains undrawn as of November 26, 2022.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of Fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
For a description of our legal proceedings, see Note 11 in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended August 27, 2022, except for the risk factor updated below:

For some of the components used in production, we depend on a small group of suppliers and the loss of any of these suppliers could affect our ability to obtain components timely or at competitive prices, which would decrease our results of operations, financial condition, and cash flows.

Most of our RV and marine components are readily available from numerous sources. However, a few of our components are produced by a small group of suppliers. In the case of motorhome chassis, Mercedes-Benz (USA and Canada), Stellantis N.V., Freightliner Trucks, Ford Motor Company, and Spartan RV Chassis are our major suppliers. Our relationship with our chassis suppliers is similar to our other supplier relationships in that no specific contractual commitments are engaged in by either party. This means that we do not have minimum purchase requirements, and our chassis suppliers do not have minimum supply requirements. Our chassis suppliers also supply to our competitors. Historically, chassis suppliers resort to an industry-wide allocation system during periods when supply is restricted. These allocations have been based on the volume of chassis previously purchased, which could mean our larger competitors could receive more chassis in a time of scarcity. Sales of motorhomes rely on chassis supply and are affected by shortages or instability from time to time. For example, in the first quarter of Fiscal 2023, the Mercedes-Benz Sprinter chassis became subject to a recall notice, which suspended all retail sales and wholesale shipments of our products built on this chassis, which we believe materially adversely affected our net revenues and earnings for the quarter ended November 26, 2022. The exact nature of the remedy and timing for executing the remedy remain uncertain and will further impact our results for the quarter ending February 25, 2023 and potentially beyond. Furthermore, decisions by our suppliers to decrease production, production delays or work stoppages by the employees of such suppliers, or price increases could have a material adverse effect on our ability to produce motorhomes and ultimately, on our results of operations, financial condition, and cash flows. In Fiscal 2022, one of our suppliers individually accounted for approximately 11% of our consolidated raw material purchases.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Stock Repurchases
Purchases of our common stock during each fiscal month of the first quarter of Fiscal 2023 are as follows:

Period	Total Number of Shares Purchased(1,2)	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1,2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
8/28/22 - 10/1/22	—	$—	—	$350.0
10/2/22 - 10/29/22	79,025	56.47	—	350.0
10/30/22 - 11/26/22	362	57.86	—	350.0
Total	79,387	$56.47	—	$350.0
(1)    Number of shares in the table are shown in whole numbers.
(2)    Shares not purchased as part of a publicly announced program were repurchased from employees who vested in Company shares and elected to pay their payroll tax via the value of shares delivered as opposed to cash.
(3)    Pursuant to a $350.0 million share repurchase program authorized by our Board of Directors on August 17, 2022. There is no time restriction on the authorization.

Our Senior Secured Notes, as defined in Note 9 in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, contains occurrence based restrictions that may limit our ability to make distributions or payments with respect to purchases of our common stock without consent of the lenders, except for limited purchases of our common stock from employees, in the event of a significant reduction in our EBITDA or in the event of a significant borrowing on our ABL Credit Facility.

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

WINNEBAGO INDUSTRIES, INC.

Date:	December 16, 2022	By:	/s/ Michael J. Happe
Michael J. Happe
Chief Executive Officer, President
(Principal Executive Officer)

Date:	December 16, 2022	By:	/s/ Bryan L. Hughes
Bryan L. Hughes
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer)