Form 10-Q
period 2023-02-25
WINNEBAGO INDUSTRIES INC
filed 2023-03-22
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 25, 2023

or

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

As of March 16, 2023, there were 30,556,243 shares of common stock, par value $0.50 per share, outstanding.

Winnebago Industries, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended February 25, 2023

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Winnebago Industries, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
(in millions, except per share data)	February 25, 2023	February 26, 2022	February 25, 2023	February 26, 2022
Net revenues	$866.7	$1,164.7	$1,818.9	$2,320.5
Cost of goods sold	719.9	948.1	1,511.7	1,874.5
Gross profit	146.8	216.6	307.2	446.0
Selling, general, and administrative expenses	66.2	71.8	136.9	146.7
Amortization	3.8	8.0	7.6	16.2
Total operating expenses	70.0	79.8	144.5	162.9
Operating income	76.8	136.8	162.7	283.1
Interest expense, net	5.3	10.3	11.2	20.6
Non-operating loss	1.8	6.5	2.1	12.8
Income before income taxes	69.7	120.0	149.4	249.7
Provision for income taxes	16.9	28.8	36.4	58.9
Net income	$52.8	$91.2	$113.0	$190.8

Earnings per common share:
Basic	$1.73	$2.75	$3.71	$5.75
Diluted	$1.52	$2.69	$3.25	$5.58

Weighted average common shares outstanding:
Basic	30.5	33.1	30.5	33.2
Diluted	35.5	33.9	35.5	34.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Balance Sheets

(in millions, except per share data)	February 25, 2023	August 27, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$229.3	$282.2
Receivables, less allowance for doubtful accounts ($0.5 and $0.6, respectively)	281.3	254.1
Inventories, net	540.4	525.8
Prepaid expenses and other current assets	38.5	31.7
Total current assets	1,089.5	1,093.8
Property, plant, and equipment, net	310.4	276.2
Goodwill	484.2	484.2
Other intangible assets, net	464.8	472.4
Investment in life insurance	29.0	28.6
Operating lease assets	42.2	41.1
Deferred income tax assets, net	6.1	—
Other long-term assets	19.2	20.4
Total assets	$2,445.4	$2,416.7

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$165.0	$217.5
Income taxes payable	—	0.7
Accrued expenses:
Accrued compensation	42.4	71.6
Product warranties	113.7	127.9
Self-insurance	21.4	21.4
Promotional	36.1	21.5
Accrued interest and dividends	4.6	13.0
Other current liabilities	51.9	48.5
Total current liabilities	435.1	522.1
Long-term debt, net	591.0	545.9
Deferred income tax liabilities, net	—	6.1
Unrecognized tax benefits	6.0	5.7
Long-term operating lease liabilities	41.7	40.4
Deferred compensation benefits, net of current portion	8.2	8.1
Other long-term liabilities	26.1	25.4
Total liabilities	1,108.1	1,153.7
Contingent liabilities and commitments (Note 11)
Shareholders' equity:
Preferred stock, par value $0.01: 10.0 shares authorized; Zero shares issued and outstanding	—	—
Common stock, par value $0.50: 120.0 shares authorized; 51.8 shares issued	25.9	25.9
Additional paid-in capital	193.9	256.3
Retained earnings	1,671.0	1,537.5
Accumulated other comprehensive loss	(0.4)	(0.5)
Treasury stock, at cost: 21.2 and 21.5 shares, respectively	(553.1)	(556.2)
Total shareholders' equity	1,337.3	1,263.0
Total liabilities and shareholders' equity	$2,445.4	$2,416.7
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(in millions)	February 25, 2023	February 26, 2022
Operating activities
Net income	$113.0	$190.8
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	13.3	10.8
Amortization	7.6	16.2
Non-cash interest expense, net	—	7.3
Amortization of debt issuance costs	1.5	1.2
Last in, first-out expense	1.7	2.8
Stock-based compensation	6.5	6.9
Deferred income taxes	(1.5)	(2.0)
Contingent consideration fair value adjustment	2.0	12.9
Other, net	—	2.2
Change in operating assets and liabilities, net of assets and liabilities acquired
Receivables, net	(27.2)	(123.6)
Inventories, net	(16.3)	(109.3)
Prepaid expenses and other assets	0.4	5.6
Accounts payable	(50.1)	26.7
Income taxes and unrecognized tax benefits	(5.4)	(7.9)
Accrued expenses and other liabilities	(28.7)	5.5
Net cash provided by operating activities	16.8	46.1

Investing activities
Purchases of property, plant, and equipment	(49.4)	(43.4)
Acquisition of business, net of cash acquired	—	(228.2)
Other, net	0.8	(0.2)
Net cash used in investing activities	(48.6)	(271.8)

Financing activities
Borrowings on long-term debt	1,808.5	1,943.6
Repayments on long-term debt	(1,808.5)	(1,943.6)
Payments of cash dividends	(16.8)	(12.0)
Payments for repurchases of common stock	(4.9)	(64.2)
Other, net	0.6	2.1
Net cash used in financing activities	(21.1)	(74.1)

Net decrease in cash and cash equivalents	(52.9)	(299.8)
Cash and cash equivalents at beginning of period	282.2	434.6
Cash and cash equivalents at end of period	$229.3	$134.8

Supplemental Disclosures
Income taxes paid, net	$42.0	$71.3
Interest paid	12.1	11.9

Non-cash investing and financing activities
Issuance of common stock for acquisition of business	$—	$22.0
Capital expenditures in accounts payable	4.5	1.1
Increase in lease assets in exchange for lease liabilities:
Operating leases	3.5	17.2
Finance leases	—	1.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Three Months Ended February 25, 2023
(in millions, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balances at November 26, 2022	51.8	$25.9	$191.2	$1,626.7	$(0.5)	(21.3)	$(554.7)	$1,288.6
Stock-based compensation	—	—	3.5	—	—	—	—	3.5
Issuance of stock for employee benefit and stock-based awards, net	—	—	(0.8)	—	—	0.1	2.0	1.2
Repurchase of common stock	—	—	—	—	—	—	(0.4)	(0.4)
Common stock dividends; $0.27 per share	—	—	—	(8.5)	—	—	—	(8.5)
Total comprehensive income	—	—	—	—	0.1	—	—	0.1
Net income	—	—	—	52.8	—	—	—	52.8
Balances at February 25, 2023	51.8	$25.9	$193.9	$1,671.0	$(0.4)	(21.2)	$(553.1)	$1,337.3

	Three Months Ended February 26, 2022
(in millions, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balances at November 27, 2021	51.8	$25.9	$233.8	$1,272.7	$(0.5)	(18.5)	$(372.6)	$1,159.3
Stock-based compensation	—	—	4.2	—	—	—	—	4.2
Issuance of stock for employee benefit and stock-based awards, net	—	—	0.2	—	—	0.1	0.7	0.9
Repurchase of common stock	—	—	—	—	—	(0.6)	(40.5)	(40.5)
Common stock dividends; $0.18 per share	—	—	—	(6.1)	—	—	—	(6.1)
Net income	—	—	—	91.2	—	—	—	91.2
Balances at February 26, 2022	51.8	$25.9	$238.2	$1,357.8	$(0.5)	(19.0)	$(412.4)	$1,209.0

	Six Months Ended February 25, 2023
(in millions, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balances at August 27, 2022	51.8	$25.9	$256.3	$1,537.5	$(0.5)	(21.5)	$(556.2)	$1,263.0
Adoption of Accounting Standards Update (ASU) 2020-06	—	—	(62.0)	29.0	—	—	—	(33.0)
Stock-based compensation	—	—	6.5	—	—	—	—	6.5
Issuance of stock for employee benefit and stock-based awards, net	—	—	(6.9)	—	—	0.4	8.0	1.1
Repurchase of common stock	—	—	—	—	—	(0.1)	(4.9)	(4.9)
Common stock dividends: $0.27 per share	—	—	—	(8.5)	—	—	—	(8.5)
Total comprehensive income	—	—	—	—	0.1	—	—	0.1
Net income	—	—	—	113.0	—	—	—	113.0
Balances at February 25, 2023	51.8	$25.9	$193.9	$1,671.0	$(0.4)	(21.2)	$(553.1)	$1,337.3

	Six Months Ended February 26, 2022
(in millions, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balances at August 28, 2021	51.8	$25.9	$218.5	$1,173.0	$(0.5)	(18.7)	$(360.0)	$1,056.9
Stock-based compensation	—	—	6.9	—	—	—	—	6.9
Issuance of stock for employee benefit and stock-based awards, net	—	—	(1.9)	—	—	0.2	4.5	2.6
Issuance of stock for acquisition	—	—	14.7	—	—	0.4	7.3	22.0
Repurchase of common stock	—	—	—	—	—	(0.9)	(64.2)	(64.2)
Common stock dividends; $0.18 per share	—	—	—	(6.1)	—	—	—	(6.1)
Other	—	—	—	0.1	—	—	—	0.1
Net income	—	—	—	190.8	—	—	—	190.8
Balances at February 26, 2022	51.8	$25.9	$238.2	$1,357.8	$(0.5)	(19.0)	$(412.4)	$1,209.0

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

Comprehensive Income
Comprehensive income refers to the change in stockholders’ equity from transactions and other events and circumstances from non-owner sources. As of February 25, 2023 and February 26, 2022, the difference between comprehensive income and net income was not material.

Change in Presentation
In the first quarter of Fiscal 2023, we changed our presentation in tables from thousands to millions, unless otherwise designated. As a result, certain rounding adjustments have been made to prior period disclosed amounts in order to conform to the current year presentation. In addition, certain prior period amounts may not recalculate due to rounding. These changes were not significant, and no other updates were made to previously reported financial information.

Subsequent Events
In preparing the accompanying unaudited consolidated financial statements, we have evaluated subsequent events for potential recognition and disclosure through the date of this filing noting no material subsequent events.

Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) which reduces the number of models used to account for convertible instruments, amends diluted earnings per share ("EPS") calculations for convertible instruments, and amends the requirements for a contract (or embedded derivative) that is potentially settled in an entity's own shares to be classified in equity. Certain disclosure requirements were also added to increase transparency and decision-usefulness regarding a convertible instrument's terms and features. Additionally, the if-converted method must be used for including convertible instruments in diluted EPS as opposed to the treasury stock method. We adopted the new guidance in the first quarter of Fiscal 2023 using the modified retrospective approach, resulting in a decrease to additional paid-in capital of $62.0 million, an increase to long-term debt of $43.8 million, a decrease in the deferred income tax liability of $10.8 million, and an increase to beginning retained earnings of $29.0 million. In addition, the adoption of the amended guidance reduced our non-cash interest expense by $3.7 million (pre-tax) for the three months ended February 25, 2023 and $7.3 million (pre-tax) for the six months ended February 25, 2023. The if-converted method will be used prospectively to calculate the impact of our convertible instruments on diluted EPS. Under the if-converted method, the 4.7 million shares underlying our convertible instruments are assumed to have been outstanding at the beginning of the reporting period, and any interest expense related to these instruments is excluded from the calculation of diluted EPS. Refer to Note 15 in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for more information on the change from the treasury stock method to the if-converted method.

Note 2. Business Combinations

On August 31, 2021, we purchased 100% of the equity interests of Barletta Boat Company, LLC and Three Limes, LLC (collectively, "Barletta"), a manufacturer of high-quality, premium pontoon boats that are sold through a network of independent authorized dealers.

We acquired Barletta for a purchase price of $286.3 million, including cash payments of $240.1 million, $25.0 million in common stock issued to the sellers (subject to a discount noted below), and contingent consideration from earnout provisions. The common stock fair value included in the purchase price reflects a 12% discount, due to the lack of marketability as these are unregistered shares that have a one-year lockup restriction, which reduced the value of the common stock to $22.0 million. The contingent consideration includes both a potential stock payout as well as a potential cash payment based on achievement of certain financial performance metrics over the next few years. The maximum payout under the earnout is $50.0 million in cash and $15.0 million in stock if all metrics are achieved. The fair value of the earnout as of August 31, 2021 was $24.2 million. As of February 25, 2023 and August 27, 2022, the fair value of the earnout was $41.8 million and $39.8 million, respectively. The portion of the earnout liability that will be settled within a year is included in other current liabilities on the Consolidated Balance Sheets, and the remaining earnout liability is included in other long-term liabilities on the Consolidated Balance Sheets. As of February 25, 2023 and August 27, 2022, $21.9 million and $21.3 million was included in other current liabilities, respectively, and $19.9 million and $18.5 million was included in other long-term liabilities on the Consolidated Balance Sheets, respectively.

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

We monitor and evaluate operating performance of our reportable segments based on Adjusted EBITDA. We believe disclosing Adjusted EBITDA is useful to securities analysts, investors and other interested parties when evaluating companies in our industries. EBITDA is defined as net income before interest expense, provision for income taxes, and depreciation and amortization expense. Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation and amortization expense, and other pretax adjustments made in order to present comparable results period over period. Examples of items excluded from Adjusted EBITDA include acquisition-related costs, litigation reserves, contingent consideration fair value adjustment, and non-operating income or loss.

Financial information by reportable segment is as follows:

	Three Months Ended		Six Months Ended
(in millions)	February 25, 2023	February 26, 2022	February 25, 2023	February 26, 2022
Net Revenues
Towable	$342.5	$646.6	$689.8	$1,297.6
Motorhome	403.8	417.6	868.0	839.0
Marine	112.9	97.3	244.3	176.6
Corporate / All Other	7.5	3.2	16.8	7.3
Consolidated	$866.7	$1,164.7	$1,818.9	$2,320.5

Adjusted EBITDA
Towable	$39.3	$100.6	$75.6	$212.7
Motorhome	42.5	46.1	92.8	96.2
Marine	14.4	13.0	32.9	23.5
Corporate / All Other	(7.8)	(9.0)	(15.9)	(14.4)
Consolidated	$88.4	$150.7	$185.4	$318.0

Capital Expenditures
Towable	$6.2	$10.2	$20.5	$21.3
Motorhome	9.0	7.9	14.8	15.6
Marine	5.3	1.9	12.6	2.5
Corporate / All Other	1.1	0.2	1.5	4.0
Consolidated	$21.6	$20.2	$49.4	$43.4

(in millions)	February 25, 2023	August 27, 2022
Assets
Towable	$871.4	$874.9
Motorhome	856.9	823.4
Marine	443.6	416.1
Corporate / All Other	273.5	302.3
Consolidated	$2,445.4	$2,416.7

Reconciliation of net income to consolidated Adjusted EBITDA is as follows:

	Three Months Ended		Six Months Ended
(in millions)	February 25, 2023	February 26, 2022	February 25, 2023	February 26, 2022
Net income	$52.8	$91.2	$113.0	$190.8
Interest expense, net	5.3	10.3	11.2	20.6
Provision for income taxes	16.9	28.8	36.4	58.9
Depreciation	6.7	5.5	13.3	10.8
Amortization	3.8	8.0	7.6	16.2
EBITDA	85.5	143.8	181.5	297.3
Acquisition-related costs	1.1	0.4	1.7	3.8
Litigation reserves	—	—	—	4.0
Contingent consideration fair value adjustment	1.6	6.5	2.0	12.9
Non-operating loss	0.2	—	0.2	—
Adjusted EBITDA	$88.4	$150.7	$185.4	$318.0

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

	Fair Value at	Fair Value Hierarchy
(in millions)	February 25, 2023	Level 1	Level 2	Level 3
Assets that fund deferred compensation
Domestic equity funds	$1.7	$1.7	$—	$—
International equity funds	0.1	0.1	—	—
Fixed income funds	—	—	—	—
Total assets at fair value	$1.8	$1.8	$—	$—

Contingent consideration
Earnout liability	$41.8	$—	$—	$41.8
Total liabilities at fair value	$41.8	$—	$—	$41.8

	Fair Value at	Fair Value Hierarchy
(in millions)	August 27, 2022	Level 1	Level 2	Level 3
Assets that fund deferred compensation
Domestic equity funds	$1.2	$1.2	$—	$—
International equity funds	0.1	0.1	—	—
Fixed income funds	0.1	0.1	—	—
Total assets at fair value	$1.4	$1.4	$—	$—

Contingent consideration
Earnout liability	$39.8	$—	$—	$39.8
Total liabilities at fair value	$39.8	$—	$—	$39.8

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

The proportion of the assets that will fund options which expire within a year are included in prepaid expenses and other current assets on the Consolidated Balance Sheets. The remaining assets are classified as non-current and are included in other assets on the Consolidated Balance Sheets.

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

The following table provides a reconciliation of the beginning and ending balances of the contingent consideration:

	Three Months Ended		Six Months Ended
(in millions)	February 25, 2023	February 26, 2022	February 25, 2023	February 26, 2022
Beginning fair value - contingent consideration	$40.2	$30.6	$39.8	$—
Additions	—	—	—	24.2
Fair value adjustments	1.6	6.5	2.0	12.9
Ending fair value - contingent consideration	$41.8	$37.1	$41.8	$37.1

The fair value of the earnout liability that will be settled within a year is included in other current liabilities on the Consolidated Balance Sheets. The remaining earnout liability is included in other long-term liabilities on the Consolidated Balance Sheets.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain financial instruments are measured at fair value on a nonrecurring basis. These assets primarily include goodwill, intangible assets, property, plant and equipment, and right-of-use lease assets. These assets were originally recognized at amounts equal to the fair value determined at date of acquisition or purchase. If certain triggering events occur, or if an annual impairment test is required, we will evaluate the non-financial asset for impairment. If an impairment has occurred, the asset will be written down to its current estimated fair value. No impairments were recorded for non-financial assets in the six months ended February 25, 2023 or February 26, 2022.

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

Note 5.    Inventories

Inventories consist of the following:

(in millions)	February 25, 2023	August 27, 2022
Finished goods	$89.8	$59.3
Work-in-process	183.4	198.9
Raw materials	316.3	315.0
Total	589.5	573.2
Less: Excess of FIFO over LIFO cost	49.1	47.4
Inventories, net	$540.4	$525.8

Inventory valuation methods consist of the following:

(in millions)	February 25, 2023	August 27, 2022
LIFO basis	$260.4	$212.3
First-in, first-out basis	329.1	360.9
Total	$589.5	$573.2

The above inventory value, before reduction for the LIFO reserve, approximates replacement cost at the respective dates.

Note 6.    Property, Plant, and Equipment
Property, plant, and equipment is stated at cost, net of accumulated depreciation, and consists of the following:

(in millions)	February 25, 2023	August 27, 2022
Land	$14.6	$14.6
Buildings and building improvements	201.6	171.0
Machinery and equipment	150.8	142.6
Software	44.1	43.8
Transportation	6.7	6.5
Construction in progress	83.9	76.8
Property, plant, and equipment, gross	501.7	455.3
Less: Accumulated depreciation	191.3	179.1
Property, plant, and equipment, net	$310.4	$276.2

Depreciation expense was $6.7 million and $5.5 million for the three months ended February 25, 2023 and February 26, 2022, respectively; and $13.3 million and $10.8 million for the six months ended February 25, 2023 and February 26, 2022, respectively.

Note 7.    Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by reportable segment, with no accumulated impairment losses, for the six months ended February 25, 2023 and February 26, 2022 are as follows:

(in millions)	Towable	Motorhome	Marine	Total
Balances at August 28, 2021	$244.7	$73.1	$30.3	$348.1
Acquisition of Barletta(1)	—	—	136.1	136.1
Balances at February 26, 2022	$244.7	$73.1	$166.4	$484.2

Balances at August 27, 2022 and February 25, 2023(2)	$244.7	$73.1	$166.4	$484.2
(1) The change in marine activity is related to the acquisition of Barletta that occurred on August 31, 2021. See Note 2 in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
(2) There was no activity in the six months ended February 25, 2023.

Other intangible assets, net of accumulated amortization, consist of the following:

	February 25, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$352.3		$352.3
Dealer networks	180.0	$67.9	112.1
Backlog	42.3	42.3	—
Non-compete agreements	6.6	6.2	0.4
Other intangible assets	$581.2	$116.4	$464.8

	August 27, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$352.3		$352.3
Dealer networks	180.0	$60.5	119.5
Backlog	42.3	42.3	—
Non-compete agreements	6.6	6.0	0.6
Other intangible assets	$581.2	$108.8	$472.4

The weighted average remaining amortization period for intangible assets as of February 25, 2023 was approximately eight years.

Estimated future amortization expense related to finite-lived intangible assets is as follows:

(in millions)	Amortization
Remainder of Fiscal 2023	$7.6
Fiscal 2024	15.1
Fiscal 2025	14.9
Fiscal 2026	14.9
Fiscal 2027	14.9
Fiscal 2028	14.9
Thereafter	30.2
Total amortization expense remaining	$112.5

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

Changes in the product warranty liability are as follows:

	Three Months Ended		Six Months Ended
(in millions)	February 25, 2023	February 26, 2022	February 25, 2023	February 26, 2022
Balance at beginning of period	$122.2	$102.4	$127.9	$91.2
Business acquisition(1)	—	—	—	4.7
Provision	16.0	31.2	34.1	57.2
Claims paid	(24.5)	(19.8)	(48.3)	(39.3)
Balance at end of period	$113.7	$113.8	$113.7	$113.8
(1)    Relates to the acquisition of Barletta on August 31, 2021. See Note 2 in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Note 9.    Long-Term Debt

Long-term debt consists of the following:

(in millions)	February 25, 2023	August 27, 2022
ABL Credit Facility	$—	$—
Senior Secured Notes	300.0	300.0
Convertible Notes	300.0	300.0
Long-term debt, gross	600.0	600.0
Convertible Notes unamortized interest discount(1)	—	(45.3)
Debt issuance costs, net	(9.0)	(8.8)
Long-term debt, net	$591.0	$545.9
(1)    In connection with the adoption of ASU 2020-06, the unamortized interest discount was derecognized in the first quarter of Fiscal 2023. Refer to Note 1 in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.

Credit Agreements
On July 15, 2022, we amended and restated our existing asset-backed revolving credit agreement ("ABL Credit Facility") to, among other things, increase the commitments available from $192.5 million to $350.0 million, and extend the maturity date from October 22, 2024 to July 15, 2027 (subject to certain factors which may accelerate the maturity date). The $350.0 million credit facility is on a revolving basis, subject to availability under a borrowing base consisting of eligible accounts receivable and eligible inventory. The ABL Credit Facility is available for issuance of letters of credit to a specified limit of $35.0 million. We pay a commitment fee of 0.25% based on the average daily amount of the facility available, but unused during the most recent quarter. We can elect to base the interest rate on various rates plus specific spreads depending on the borrowing amount outstanding. If drawn, interest on ABL Credit Facility borrowings is at a floating rate based upon our election, either term SOFR or REVSOFR30 (as defined in the ABL Credit Facility agreement), plus, in each case, a credit spread adjustment of 0.10%, as well as an applicable spread between 1.25% and 1.75%, depending on the usage of the facility during the most recent quarter. Based on current usage, we would pay an applicable spread of 1.25%. In connection with the amendment, we capitalized $1.2 million of issuance costs that will be amortized over the five-year term of the ABL Credit Facility.

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

Prior to our adoption of ASU 2020-06, we bifurcated the proceeds from the offering of the Convertible Notes between liability and equity components. On the date of issuance, the liability and equity components were calculated to be approximately $215.0 million and $85.0 million, respectively. The initial $215.0 million liability component was determined based on the fair value of similar debt instruments excluding the conversion feature assuming a hypothetical interest rate of 8%. The initial $85.0 million ($64.1 million net of tax) equity component represented the difference between the fair value of the initial $215.0 million in debt and the $300.0 million of gross proceeds. The initial debt discount of $85.0 million was being amortized over the life of the Convertible Notes as non-cash interest expense using the effective interest method. We recognized $3.7 million and $7.3 million of non-cash interest expense during the three and six months ended February 26, 2022, respectively. In addition, offering-related costs of $9.8 million were allocated to the liability and equity components in proportion to the allocation of proceeds.

In connection with our adoption of ASU 2020-06, we derecognized the remaining unamortized interest discount on the Convertible Notes and therefore recorded no non-cash interest expense related to the amortization of the debt discount during the six months ended February 25, 2023. As a result, the Convertible Notes are now accounted for as a single liability measured at amortized cost. Interest expense, representing the amortization of the debt issuance costs as well as the contractual interest expense is amortized using an effective interest rate of 2.1% over the term of the Convertible Notes. We recorded $1.6 million and $3.1 million of interest expense during the three and six months ended February 25, 2023, respectively.

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

Fair Value and Future Maturities
As of February 25, 2023 and August 27, 2022, the fair value of long-term debt, gross, was $636.3 million and $634.2 million, respectively. The fair value of the Convertible Notes was $351.8 million as of February 25, 2023.

Aggregate contractual maturities of debt in future fiscal years are as follows:

(in millions)	Amount
Remainder of Fiscal 2023	$—
Fiscal 2024	—
Fiscal 2025	300.0
Fiscal 2026	—
Fiscal 2027	—
Fiscal 2028	300.0
Total Senior Secured Notes and Convertible Notes	$600.0

Note 10.    Employee and Retiree Benefits

Deferred compensation liabilities are as follows:

(in millions)	February 25, 2023	August 27, 2022
Non-qualified deferred compensation	$7.2	$7.9
Supplemental executive retirement plan	1.4	1.4
Executive deferred compensation plan	1.8	1.4
Total deferred compensation benefits	10.4	10.7
Less: current portion(1)	2.2	2.6
Deferred compensation benefits, net of current portion	$8.2	$8.1
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

Our repurchase agreements generally provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 24 months, provide that our liability will be the lesser of remaining principal owed by the dealer to the lending institution, or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our liability cannot exceed 100% of the dealer invoice. In certain instances, we also repurchase inventory from dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of recreational vehicles or boats to repurchase current inventory if a dealership exits the business. The total contingent liability on all of our repurchase agreements was approximately $2,174.3 million and $1,783.7 million at February 25, 2023 and August 27, 2022, respectively.

Our loss reserve for repurchase commitments contains uncertainties because the calculation requires management to make assumptions and apply judgment regarding a number of factors. Our risk of loss related to these repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period-end reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on these repurchase agreements and our historical loss experience, an associated loss reserve is established which is included in other current liabilities on the Consolidated Balance Sheets. Our repurchase accrual was $1.4 million and $1.4 million at February 25, 2023 and August 27, 2022, respectively. Repurchase risk is affected by the credit worthiness of our dealer network. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to establish the loss reserve for repurchase commitments.

There was no material activity related to repurchase agreements during the six months ended February 25, 2023 and February 26, 2022.

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

Note 12. Revenue

All operating revenue is generated from contracts with customers. Our primary revenue source is generated through the sale of manufactured towable units, motorhome units and marine units to our independent dealer network (our customers). The following table disaggregates revenue by reportable segment and product category:

	Three Months Ended		Six Months Ended
(in millions)	February 25, 2023	February 26, 2022	February 25, 2023	February 26, 2022
Net Revenues
Towable
Fifth Wheel	$175.3	$281.1	$363.0	$606.9
Travel Trailer	157.2	356.8	305.5	672.2
Other(1)	10.0	8.7	21.3	18.5
Total Towable	342.5	646.6	689.8	1,297.6
Motorhome
Class A	183.1	165.0	414.2	360.3
Class B	106.6	167.7	253.5	312.7
Class C and Other (1)	114.1	84.9	200.3	166.0
Total Motorhome	403.8	417.6	868.0	839.0
Marine	112.9	97.3	244.3	176.6
Corporate / All Other(2)	7.5	3.2	16.8	7.3
Consolidated Net Revenues	$866.7	$1,164.7	$1,818.9	$2,320.5
(1)    Relates to parts, accessories, services, and other miscellaneous revenue.
(2)    Relates to specialty vehicle units, parts, accessories, and services.

We do not have material contract assets or liabilities. Allowances for uncollectible receivables are established based on historical collection trends, write-off history, consideration of current conditions and expectations for future economic conditions.

Concentration of Risk
No single dealer organization accounted for more than 10% of net revenue for the six months ended February 25, 2023 or February 26, 2022.

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

Stock-based compensation expense was $3.5 million and $4.2 million for the three months ended February 25, 2023 and February 26, 2022, respectively; and $6.5 million and $6.9 million for the six months ended February 25, 2023 and February 26, 2022, respectively. Compensation expense is recognized over the requisite service or performance period of the award, unless accelerated by certain retirement eligibility provisions.

Note 14. Income Taxes

Our effective tax rate was 24.3% and 24.0% for the three months ended February 25, 2023 and February 26, 2022, respectively, and 24.4% and 23.6% for the six months ended February 25, 2023 and February 26, 2022, respectively. The increase in tax rate for the three months ended February 25, 2023 compared to the three months ended February 26, 2022 was driven primarily by the impact of a favorable reserve release in the prior year. The increase in tax rate for the six months ended February 25, 2023 compared to the six months ended February 26, 2022 was driven primarily by the impact of both a net favorable impact related to stock compensation and a favorable reserve release in the prior year.

On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law in the United States. Among other provisions, the IRA includes a 15% corporate minimum tax rate applied to certain large corporations and a 1% excise tax on corporate stock repurchases made after December 31, 2022. We do not expect the IRA to have a material impact on our consolidated financial statements.

We file a U.S. Federal tax return, as well as returns in various international and state jurisdictions. As of February 25, 2023, our Federal returns from Fiscal 2019 to present are subject to review by the Internal Revenue Service. With limited exceptions, state returns from Fiscal 2018 to present continue to be subject to review by state taxing jurisdictions. We are currently under review by certain U.S. state tax authorities for Fiscal 2019 through Fiscal 2021. We believe we have adequately reserved for our exposure to potential additional payments for uncertain tax positions in our liability for unrecognized tax benefits.

Note 15. Earnings Per Share
In the first quarter of Fiscal 2023, we adopted ASU 2020-06. Prior to adoption, we utilized the treasury stock method for calculating the dilutive impact of our Convertible Notes. Upon adoption, we prospectively utilized the if-converted method to calculate the dilutive impact of our Convertible Notes. Under the if-converted method, the Convertible Notes are assumed to be converted into common stock at the beginning of the reporting period, and the resulting shares are included in the denominator of the calculation. In addition, interest charges, net of any income tax effects are added back to the numerator of the calculation.

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Six Months Ended
(in millions, except per share data)	February 25, 2023	February 26, 2022	February 25, 2023	February 26, 2022
Earnings per share - basic
Net income	$52.8	$91.2	$113.0	$190.8
Weighted average common shares outstanding	30.5	33.1	30.5	33.2
Basic earnings per common share(1)	$1.73	$2.75	$3.71	$5.75

Earnings per share - diluted
Net income	$52.8	$91.2	$113.0	$190.8
Interest expense on convertible notes, net of tax	1.2	—	2.4	—
Diluted net income	$54.0	$91.2	$115.4	$190.8

Weighted average common shares outstanding	30.5	33.1	30.5	33.2
Dilutive impact of stock compensation awards	0.3	0.4	0.3	0.5
Dilutive impact of convertible notes	4.7	0.4	4.7	0.5
Weighted average common shares outstanding, assuming dilution	35.5	33.9	35.5	34.2

Anti-dilutive securities excluded from weighted average common shares outstanding, assuming dilution	0.2	—	0.1	0.1

Diluted earnings per common share(1)	$1.52	$2.69	$3.25	$5.58
(1)    Earnings per share amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided.

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

Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended August 27, 2022 (including the information presented therein under Risk Factors), as well as our reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited. All amounts are in millions, except share and per share data, unless otherwise noted.

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

Supply chain disruptions continue to impact the global economy, resulting in increased volatility and inflationary cost pressures. For example, our production has experienced certain supply shortages, particularly within our Motorhome and Marine segments. If these disruptions continue, or if there are additional disruptions in our supply chain, it could materially or adversely impact our operating results and financial condition. Despite certain supply shortages and inflationary cost input pressures, we continue to operate and adapt to these temporary supply chain disruptions.

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

Included in "Results of Operations" below for the three and six months ended February 25, 2023 compared to the comparable prior year period is a reconciliation of EBITDA and Adjusted EBITDA from net income, the nearest GAAP measure. We have included these non-GAAP performance measures as a comparable measure to illustrate the effect of non-recurring transactions that occurred during the reported periods and to improve comparability of our results from period to period. We believe Adjusted EBITDA provides meaningful supplemental information about our operating performance as this measure excludes amounts from net income that we do not consider part of our core operating results when assessing our performance. Examples of items excluded from Adjusted EBITDA include acquisition-related costs, litigation reserves, contingent consideration fair value adjustment, and non-operating income or loss.

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

Industry Trends and Uncertainties
Although supply chain disruptions are moderating, the RV and marine industries continue to experience intermittent supply shortages and shipping delays. We have continued to operate and adapt to these supply chain disruptions in order to meet existing demand in the current fiscal year.

In the first quarter of Fiscal 2023, Mercedes-Benz AG issued a global recall related to an electronic parking brake defect affecting 2019 through 2022 Sprinter chassis. As a result, all retail sales and wholesale shipments of our products built on this chassis were temporarily suspended until a recall remedy was implemented. During the second quarter of Fiscal 2023, the recall remedy was implemented in cooperation with Mercedes-Benz AG. This recall impacted our Motorhome segment net sales, profitability, and working capital for the six months ended February 25, 2023.

In our Towable and Motorhome segments, we are working closely with dealer partners to align field inventory levels to meet end consumer demand. We believe field inventory for our Marine segment is at an acceptable level, but we remain opportunistic due to market expansion opportunities and new product offerings. We continue to produce and ship in accordance with dealer demand as evidenced and requested by dealer orders.

RV industry retail sales remain soft compared to high prior year levels; however, we still believe in the long-term health of consumer demand for RV and marine products. More people are pursuing outdoor activities, household penetration of RVs is increasing, and campers are more diverse than ever. According to statistics published by Kampgrounds of America, Inc., the number of households in North America that own an RV increased by approximately 4.4 million, or 63%, between 2019 and 2021. Despite these developments, current macroeconomic trends such as inflation, rising interest rates, and global political tensions contribute to reduced short-term consumer demand for large discretionary products such as RVs and Marine products, which could in turn impact our future revenue and profits.

Results of Operations - Three Months Ended February 25, 2023 Compared to the Three Months Ended February 26, 2022

Consolidated Performance Summary
The following is an analysis of changes in key items included in the Consolidated Statements of Income for the three months ended February 25, 2023 compared to the three months ended February 26, 2022:

	Three Months Ended
($ in millions, except per share data)	February 25, 2023	% of Revenues(1)	February 26, 2022	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$866.7	100.0%	$1,164.7	100.0%	$(298.0)	(25.6)%
Cost of goods sold	719.9	83.1%	948.1	81.4%	(228.2)	(24.1)%
Gross profit	146.8	16.9%	216.6	18.6%	(69.8)	(32.2)%
Selling, general, and administrative expenses	66.2	7.6%	71.8	6.2%	(5.6)	(7.8)%
Amortization	3.8	0.4%	8.0	0.7%	(4.2)	(52.4)%
Total operating expenses	70.0	8.1%	79.8	6.9%	(9.8)	(12.3)%
Operating income	76.8	8.9%	136.8	11.7%	(60.0)	(43.9)%
Interest expense, net	5.3	0.6%	10.3	0.9%	(5.0)	(48.3)%
Non-operating loss	1.8	0.2%	6.5	0.6%	(4.8)	(73.7)%
Income before income taxes	69.7	8.0%	120.0	10.3%	(50.2)	(41.9)%
Provision for income taxes	16.9	2.0%	28.8	2.5%	(11.8)	(41.1)%
Net income	$52.8	6.1%	$91.2	7.8%	$(38.4)	(42.1)%

Diluted earnings per share	$1.52		$2.69		$(1.17)	(43.5)%
Diluted weighted average shares outstanding	35.5		33.9		1.6	4.6%
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided. In addition, percentages may not add in total due to rounding.

Net revenues decreased primarily due to lower unit sales related to retail market conditions, partially offset by carryover price increases in all segments.

Gross profit as a percentage of revenue decreased primarily from higher material and input costs, deleverage and productivity loss from supply disruption, partially offset by carryover price increases in all segments.

Operating expenses decreased primarily due to lower incentive-based compensation related to operating performance, and lower amortization related to Barletta intangible assets, partially offset by strategic investments.

Non-operating loss decreased due to a lower contingent consideration fair value adjustment related to the earnout from the acquisition of Barletta.

Our effective tax rate increased primarily from the impact of a favorable reserve release in the prior year.

Non-GAAP Reconciliation
The following table reconciles net income to consolidated EBITDA and Adjusted EBITDA for the three months ended February 25, 2023 and February 26, 2022:

	Three Months Ended
(in millions)	February 25, 2023	February 26, 2022
Net income	$52.8	$91.2
Interest expense, net	5.3	10.3
Provision for income taxes	16.9	28.8
Depreciation	6.7	5.5
Amortization	3.8	8.0
EBITDA	85.5	143.8
Acquisition-related costs	1.1	0.4
Contingent consideration fair value adjustment	1.6	6.5
Non-operating loss	0.2	—
Adjusted EBITDA	$88.4	$150.7

Reportable Segment Performance Summary
Towable
The following is an analysis of key changes in our Towable segment for the three months ended February 25, 2023 compared to the three months ended February 26, 2022:

	Three Months Ended
(in millions, except ASP and units)	February 25, 2023	% of Revenues(2)	February 26, 2022	% of Revenues(2)	$ Change(2)	% Change(2)
Net revenues	$342.5		$646.6		$(304.1)	(47.0)%
Adjusted EBITDA	39.3	11.5%	100.6	15.6%	(61.3)	(60.9)%

Average Selling Price ("ASP")(1)	$46,218		$41,917		$4,301	10.3%

	Three Months Ended
Unit deliveries	February 25, 2023	Product Mix(3)	February 26, 2022	Product Mix(3)	Unit Change	% Change
Travel trailer	5,023	67.5%	10,764	70.4%	(5,741)	(53.3)%
Fifth wheel	2,413	32.5%	4,530	29.6%	(2,117)	(46.7)%
Total towables	7,436	100.0%	15,294	100.0%	(7,858)	(51.4)%
(1)    ASP excludes off-invoice dealer incentives.
(2)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided.
(3)    Percentages may not add due to rounding differences.

Net revenues decreased primarily due to a decline in unit volume associated with retail market conditions.

Adjusted EBITDA decreased primarily due to lower revenues associated with volume declines related to retail market conditions and higher discounts and allowances compared to prior year.

Motorhome
The following is an analysis of key changes in our Motorhome segment for the three months ended February 25, 2023 compared to the three months ended February 26, 2022:

	Three Months Ended
(in millions, except ASP and units)	February 25, 2023	% of Revenues(2)	February 26, 2022	% of Revenues(2)	$ Change(2)	% Change(2)
Net revenues	$403.8		$417.6		$(13.7)	(3.3)%
Adjusted EBITDA	42.5	10.5%	46.1	11.0%	(3.6)	(7.8)%

ASP(1)	$186,896		$146,289		$40,607	27.8%

	Three Months Ended
Unit deliveries	February 25, 2023	Product Mix(3)	February 26, 2022	Product Mix(3)	Unit Change	% Change
Class A	517	23.9%	588	20.8%	(71)	(12.1)%
Class B	893	41.2%	1,641	58.0%	(748)	(45.6)%
Class C	755	34.9%	602	21.3%	153	25.4%
Total motorhomes	2,165	100.0%	2,831	100.0%	(666)	(23.5)%
(1)    ASP excludes off-invoice dealer incentives.
(2)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided.
(3)    Percentages may not add due to rounding differences.

Net revenues decreased primarily due to volume decline, partially offset by carryover price increases and favorable product mix.

Adjusted EBITDA decreased primarily due to lower revenues associated with volume declines, higher material and input costs, and productivity and supply chain challenges, partially offset by carryover price increases.

Marine
The following is an analysis of key changes in our Marine segment for the three months ended February 25, 2023 compared to the three months ended February 26, 2022:

	Three Months Ended
(in millions, except ASP and units)	February 25, 2023	% of Revenues(2)	February 26, 2022	% of Revenues(2)	$ Change(2)	% Change(2)
Net revenues	$112.9		$97.3		$15.6	16.1%
Adjusted EBITDA	14.4	12.8%	13.0	13.3%	1.5	11.4%

ASP(1)	$89,547		$73,492		$16,055	21.8%

	Three Months Ended
Unit deliveries	February 25, 2023		February 26, 2022		Unit Change	% Change
Boats	1,266		1,322		(56)	(4.2)%
(1)    ASP excludes off-invoice dealer incentives.
(2)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided.

Net revenues increased primarily due to carryover price increases.

Adjusted EBITDA increased primarily due to increased revenue, partially offset by higher material and input costs.

Results of Operations - Six Months Ended February 25, 2023 Compared to the Six Months Ended February 26, 2022

Consolidated Performance Summary
The following is an analysis of changes in key items included in the Consolidated Statements of Income for the six months ended February 25, 2023 compared to the six months ended February 26, 2022:

	Six Months Ended
($ in millions, except per share data)	February 25, 2023	% of Revenues(1)	February 26, 2022	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$1,818.9	100.0%	$2,320.5	100.0%	$(501.5)	(21.6)%
Cost of goods sold	1,511.7	83.1%	1,874.5	80.8%	(362.7)	(19.3)%
Gross profit	307.2	16.9%	446.0	19.2%	(138.8)	(31.1)%
Selling, general, and administrative expenses	136.9	7.5%	146.7	6.3%	(9.8)	(6.7)%
Amortization	7.6	0.4%	16.2	0.7%	(8.6)	(52.9)%
Total operating expenses	144.5	7.9%	162.9	7.0%	(18.4)	(11.3)%
Operating income	162.7	8.9%	283.1	12.2%	(120.5)	(42.6)%
Interest expense, net	11.2	0.6%	20.6	0.9%	(9.3)	(45.5)%
Non-operating loss	2.1	0.1%	12.8	0.6%	(10.9)	(84.4)%
Income before income taxes	149.4	8.2%	249.7	10.8%	(100.3)	(40.2)%
Provision for income taxes	36.4	2.0%	58.9	2.5%	(22.5)	(38.1)%
Net income	$113.0	6.2%	$190.8	8.2%	$(77.8)	(40.8)%

Diluted earnings per share	$3.25		$5.58		$(2.33)	(41.8)%
Diluted weighted average shares outstanding	35.5		34.2		1.4	4.0%
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided. In addition, percentages may not add in total due to rounding.

Net revenues decreased primarily due to lower unit sales related to retail market conditions, partially offset by carryover price increases in all segments.

Gross profit as a percentage of revenue decreased primarily due to higher material and input costs, deleverage and productivity loss from supply disruption, partially offset by carryover price increases in all segments.

Operating expenses decreased primarily due to lower incentive-based compensation related to operating performance, lower amortization related to Barletta intangible assets, and lower legal settlement and transaction costs, partially offset by strategic investments.

Non-operating loss decreased due to a lower contingent consideration fair value adjustment related to the earnout from the acquisition of Barletta.

Our effective tax rate increased primarily from the impact of both a net favorable impact related to stock compensation and a favorable reserve release in the prior year.

Non-GAAP Reconciliation
The following table reconciles net income to consolidated EBITDA and Adjusted EBITDA for the six months ended February 25, 2023 and February 26, 2022:

	Six Months Ended
(in millions)	February 25, 2023	February 26, 2022
Net income	$113.0	$190.8
Interest expense, net	11.2	20.6
Provision for income taxes	36.4	58.9
Depreciation	13.3	10.8
Amortization	7.6	16.2
EBITDA	181.5	297.3
Acquisition-related costs	1.7	3.8
Litigation reserves	—	4.0
Contingent consideration fair value adjustment	2.0	12.9
Non-operating loss	0.2	—
Adjusted EBITDA	$185.4	$318.0

Reportable Segment Performance Summary
Towable
The following is an analysis of key changes in our Towable segment for the six months ended February 25, 2023 compared to the six months ended February 26, 2022:

	Six Months Ended
(in millions, except ASP and units)	February 25, 2023	% of Revenues(2)	February 26, 2022	% of Revenues(2)	$ Change(2)	% Change(2)
Net revenues	$689.8		$1,297.6		$(607.9)	(46.8)%
Adjusted EBITDA	75.6	11.0%	212.7	16.4%	(137.1)	(64.5)%

ASP(1)	$47,179		$40,529		$6,650	16.4%

	Six Months Ended
Unit deliveries	February 25, 2023	Product Mix(3)	February 26, 2022	Product Mix(3)	Unit Change	% Change
Travel trailer	9,673	66.1%	21,907	69.1%	(12,234)	(55.8)%
Fifth wheel	4,954	33.9%	9,818	30.9%	(4,864)	(49.5)%
Total towables	14,627	100.0%	31,725	100.0%	(17,098)	(53.9)%

	February 25, 2023		February 26, 2022		Change(2)	% Change(2)
Backlog(4)
Units	5,841		47,438		(41,597)	(87.7)%
Dollars	$278.2		$1,873.2		$(1,595.0)	(85.1)%
Dealer Inventory
Units	22,354		21,738		616	2.8%
(1)    ASP excludes off-invoice dealer incentives.
(2)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided.
(3)    Percentages may not add due to rounding differences.
(4)    Our backlog includes all accepted orders from dealers which generally have been requested to be shipped within the next six months. Orders in backlog generally can be cancelled or postponed at the option of the dealer at any time without penalty; therefore, backlog may not necessarily be an accurate measure of future sales.

Net revenues decreased primarily due to a decline in unit volume.

Adjusted EBITDA decreased primarily due to lower revenues associated with volume declines related to retail market conditions and higher material and input costs, partially offset by carryover price increases.

Backlog decreased compared to the prior year when dealers were replenishing inventories.

Motorhome
The following is an analysis of key changes in our Motorhome segment for the six months ended February 25, 2023 compared to the six months ended February 26, 2022:

	Six Months Ended
(in millions, except ASP and units)	February 25, 2023	% of Revenues(2)	February 26, 2022	% of Revenues(2)	$ Change(2)	% Change(2)
Net revenues	$868.0		$839.0		$29.0	3.5%
Adjusted EBITDA	92.8	10.7%	96.2	11.5%	(3.4)	(3.6)%

ASP(1)	$184,476		$149,366		$35,110	23.5%

	Six Months Ended
Unit deliveries	February 25, 2023	Product Mix(3)	February 26, 2022	Product Mix(3)	Unit Change	% Change
Class A	1,210	25.9%	1,332	23.9%	(122)	(9.2)%
Class B	2,215	47.4%	3,088	55.5%	(873)	(28.3)%
Class C	1,248	26.7%	1,146	20.6%	102	8.9%
Total motorhomes	4,673	100.0%	5,566	100.0%	(893)	(16.0)%

	February 25, 2023		February 26, 2022		Change(2)	% Change(2)
Backlog(4)
Units	5,341		17,255		(11,914)	(69.0)%
Dollars	$872.7		$2,214.5		$(1,341.8)	(60.6)%
Dealer Inventory
Units	4,800		3,099		1,701	54.9%
(1)    ASP excludes off-invoice dealer incentives.
(2)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided.
(3)    Percentages may not add due to rounding differences.
(4)    Our backlog includes all accepted orders from dealers which generally have been requested to be shipped within the next six months. Orders in backlog generally can be cancelled or postponed at the option of the dealer at any time without penalty; therefore, backlog may not necessarily be an accurate measure of future sales.

Net revenues increased primarily due to carryover price increases, partially offset by unit volume decline.

Adjusted EBITDA decreased due to higher material and input costs, productivity and supply chain challenges, partially offset by higher revenues.

Backlog decreased due to normalizing levels of dealer inventories.

Marine
The following is an analysis of key changes in our Marine segment for the six months ended February 25, 2023 compared to the six months ended February 26, 2022:

	Six Months Ended
(in millions, except ASP and units)	February 25, 2023	% of Revenues(2)	February 26, 2022	% of Revenues(2)	$ Change(2)	% Change(2)
Net revenues	$244.3		$176.6		$67.7	38.3%
Adjusted EBITDA	32.9	13.5%	23.5	13.3%	9.4	39.9%

ASP(1)	$83,478		$71,849		$11,629	16.2%

	Six Months Ended
Unit deliveries	February 25, 2023		February 26, 2022		Unit Change	% Change
Boats	2,966		2,457		509	20.7%

	February 25, 2023		February 26, 2022		Change(2)	% Change(2)
Backlog(3)
Units	2,511		3,059		(548)	(17.9)%
Dollars	$238.5		$277.9		$(39.3)	(14.1)%
Dealer Inventory
Units	4,016		2,062		1,954	94.8%
(1)    ASP excludes off-invoice dealer incentives.
(2)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided.
(3)    Our backlog includes all accepted orders from dealers which generally have been requested to be shipped within the next six months. Orders in backlog generally can be cancelled or postponed at the option of the dealer at any time without penalty; therefore, backlog may not necessarily be an accurate measure of future sales.

Net revenues increased primarily due to unit growth and carryover price increases.

Adjusted EBITDA increased primarily due to increased revenue, partially offset by higher material and input costs.

Backlog decreased due to continued replenishment of dealer inventories.

Analysis of Financial Condition, Liquidity, and Resources
Cash Flows
The following table summarizes our cash flows from operations:

	Six Months Ended
(in millions)	February 25, 2023	February 26, 2022
Total cash provided by (used in):
Operating activities	$16.8	$46.1
Investing activities	(48.6)	(271.8)
Financing activities	(21.1)	(74.1)
Net decrease in cash and cash equivalents	$(52.9)	$(299.8)
Operating Activities
During the six months ended February 25, 2023, cash provided by operating activities was $16.8 million compared to $46.1 million in the same period last year. The decrease is primarily driven by lower profitability, partially offset by favorable changes in operating assets and liabilities. The favorable impact of operating assets and liabilities is primarily due to changes in accounts receivable due to timing of invoicing/collections and changes in inventory due to elevated purchases in Fiscal 2022 to support customer demand, partially offset by a decrease in accounts payable due to timing of payments and supply chain production slowdowns. Working capital and cash provided by operating activities were negatively impacted by the Mercedes-Benz AG chassis recall as well as broader supply chain constraints.

Investing Activities
Cash used in investing activities decreased primarily due to our acquisition of Barletta during the first quarter of Fiscal 2022.

Financing Activities
Cash used in financing activities decreased primarily due to $4.9 million of stock repurchases in the first six months of Fiscal 2023 compared to $64.2 million in the first six months of Fiscal 2022.

Debt and Capital
We maintain a $350.0 million asset-based revolving credit facility ("ABL Credit Facility") with a maturity date of July 15, 2027 subject to certain factors which may accelerate the maturity date. As of February 25, 2023, we had no borrowings against the ABL Credit Facility.

As of February 25, 2023, we had $229.3 million in cash and cash equivalents and $350.0 million in unused ABL Credit Facility. Our cash and cash equivalent balances consist of high quality, short-term money market instruments.

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

Other Financial Measures
Working capital at February 25, 2023 and August 27, 2022 was $654.4 million and $571.7 million, respectively. We currently expect cash on hand, funds generated from operations, and the borrowing available under our ABL Credit Facility to be sufficient to cover both short-term and long-term operating requirements.

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

On August 17, 2022, our Board of Directors authorized a new share repurchase program in the amount of $350.0 million with no time restriction on the authorization, which took effect immediately and replaced the prior program. In the six months ended February 25, 2023, we repurchased 86,727 shares at a cost of $4.9 million to satisfy tax obligations on employee equity awards vested. We continually evaluate if share repurchases reflect a prudent use of our capital and, subject to compliance with our ABL Credit Facility and Senior Secured Notes, we may purchase shares in the future. As of February 25, 2023, we have $350.0 million remaining on our Board approved repurchase authorization.

On March 15, 2023, our Board of Directors approved a quarterly cash dividend of $0.27 per share payable on April 26, 2023, to common stockholders of record at the close of business on April 12, 2023.

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
•Ability to retain relationships with our suppliers and obtain components.
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

Interest rate risk
The ABL Credit Facility, which is our only floating rate debt instrument, remains undrawn as of February 25, 2023.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of Fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Most of our RV and marine components are readily available from numerous sources. However, a few of our components are produced by a small group of suppliers. In the case of motorhome chassis, Mercedes-Benz (USA and Canada), Stellantis N.V., Freightliner Trucks, Ford Motor Company, and Spartan RV Chassis are our major suppliers. Our relationship with our chassis suppliers is similar to our other supplier relationships in that no specific contractual commitments are engaged in by either party. This means that we do not have minimum purchase requirements, and our chassis suppliers do not have minimum supply requirements. Our chassis suppliers also supply to our competitors. Historically, chassis suppliers resort to an industry-wide allocation system during periods when supply is restricted. These allocations have been based on the volume of chassis previously purchased, which could mean our larger competitors could receive more chassis in a time of scarcity. Sales of motorhomes rely on chassis supply and are affected by shortages or instability from time to time. For example, in the first quarter of Fiscal 2023, the Mercedes-Benz Sprinter chassis became subject to a recall notice, which temporarily suspended all retail sales and wholesale shipments of our products built on this chassis until a recall remedy was implemented. While the remedy was implemented in the second quarter of Fiscal 2023 in cooperation with Mercedes-Benz AG, we believe the recall materially adversely affected our net revenues and earnings for the six months ended February 25, 2023. Furthermore, decisions by our suppliers to decrease production, production delays or work stoppages by the employees of such suppliers, or price increases could have a material adverse effect on our ability to produce motorhomes and ultimately, on our results of operations, financial condition, and cash flows. In Fiscal 2022, one of our suppliers individually accounted for approximately 11% of our consolidated raw material purchases.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Stock Repurchases
Purchases of our common stock during each fiscal month of the second quarter of Fiscal 2023 are as follows:

Period	Total Number of Shares Purchased(1,2)	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1,2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
11/27/22 - 12/31/22	7,104	$53.11	—	$350.0
1/1/23 - 1/28/23	—	—	—	350.0
1/29/23 - 2/25/23	236	66.70	—	350.0
Total	7,340	$53.55	—	$350.0
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

WINNEBAGO INDUSTRIES, INC.

Date:	March 22, 2023	By:	/s/ Michael J. Happe
Michael J. Happe
Chief Executive Officer, President
(Principal Executive Officer)

Date:	March 22, 2023	By:	/s/ Bryan L. Hughes
Bryan L. Hughes
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer)