Form 10-Q
period 2023-05-27
WINNEBAGO INDUSTRIES INC
filed 2023-06-21
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 27, 2023

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

As of June 15, 2023, there were 30,210,602 shares of common stock, par value $0.50 per share, outstanding.

Winnebago Industries, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended May 27, 2023

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Winnebago Industries, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	May 27, 2023	May 28, 2022	May 27, 2023	May 28, 2022
Net revenues	$900.8	$1,458.1	$2,719.7	$3,778.6
Cost of goods sold	749.4	1,185.1	2,261.1	3,059.6
Gross profit	151.4	273.0	458.6	719.0
Selling, general, and administrative expenses	66.5	88.3	203.4	235.0
Amortization	4.4	8.0	12.0	24.2
Total operating expenses	70.9	96.3	215.4	259.2
Operating income	80.5	176.7	243.2	459.8
Interest expense, net	5.2	10.5	16.4	31.1
Non-operating loss	0.2	11.7	2.3	24.5
Income before income taxes	75.1	154.5	224.5	404.2
Provision for income taxes	16.0	37.3	52.4	96.2
Net income	$59.1	$117.2	$172.1	$308.0

Earnings per common share:
Basic	$1.95	$3.62	$5.66	$9.35
Diluted	$1.71	$3.57	$4.95	$9.18

Weighted average common shares outstanding:
Basic	30.4	32.4	30.4	32.9
Diluted	35.4	32.9	35.5	33.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Balance Sheets

(in millions, except per share data)	May 27, 2023	August 27, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$225.9	$282.2
Receivables, less allowance for doubtful accounts ($0.7 and $0.6, respectively)	205.3	254.1
Inventories, net	518.0	525.8
Prepaid expenses and other current assets	22.6	31.7
Total current assets	971.8	1,093.8
Property, plant, and equipment, net	320.0	276.2
Goodwill	514.5	484.2
Other intangible assets, net	507.7	472.4
Investment in life insurance	29.1	28.6
Operating lease assets	42.1	41.1
Deferred income tax assets, net	8.3	—
Other long-term assets	19.3	20.4
Total assets	$2,412.8	$2,416.7

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$133.0	$217.5
Income taxes payable	1.3	0.7
Accrued expenses:
Accrued compensation	38.3	71.6
Product warranties	106.5	127.9
Self-insurance	22.9	21.4
Promotional	28.0	21.5
Accrued interest and dividends	16.6	13.0
Other current liabilities	50.5	48.5
Total current liabilities	397.1	522.1
Long-term debt, net	591.7	545.9
Deferred income tax liabilities, net	—	6.1
Unrecognized tax benefits	6.5	5.7
Long-term operating lease liabilities	41.7	40.4
Deferred compensation benefits, net of current portion	7.9	8.1
Other long-term liabilities	6.6	25.4
Total liabilities	1,051.5	1,153.7
Contingent liabilities and commitments (Note 11)
Shareholders' equity:
Preferred stock, par value $0.01: 10.0 shares authorized; Zero shares issued and outstanding	—	—
Common stock, par value $0.50: 120.0 shares authorized; 51.8 shares issued	25.9	25.9
Additional paid-in capital	195.5	256.3
Retained earnings	1,713.4	1,537.5
Accumulated other comprehensive loss	(0.4)	(0.5)
Treasury stock, at cost: 21.6 and 21.5 shares, respectively	(573.1)	(556.2)
Total shareholders' equity	1,361.3	1,263.0
Total liabilities and shareholders' equity	$2,412.8	$2,416.7
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(in millions)	May 27, 2023	May 28, 2022
Operating activities
Net income	$172.1	$308.0
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	20.9	17.0
Amortization	12.0	24.2
Non-cash interest expense, net	—	11.2
Amortization of debt issuance costs	2.3	1.8
Last in, first-out ("LIFO") expense	2.0	5.9
Stock-based compensation	8.2	12.5
Deferred income taxes	(3.6)	(4.3)
Contingent consideration fair value adjustment	2.0	24.7
Payments of earnout liability above acquisition-date fair value	(13.3)	—
Other, net	0.3	2.3
Change in operating assets and liabilities, net of assets and liabilities acquired
Receivables, net	49.8	(117.4)
Inventories, net	15.8	(129.1)
Prepaid expenses and other assets	12.6	10.3
Accounts payable	(81.3)	41.6
Income taxes and unrecognized tax benefits	3.2	4.0
Accrued expenses and other liabilities	(46.6)	32.5
Net cash provided by operating activities	156.4	245.2

Investing activities
Purchases of property, plant, and equipment	(68.0)	(63.2)
Acquisition of business, net of cash acquired	(87.5)	(228.2)
Proceeds from the sale of property, plant, and equipment	0.3	0.1
Other, net	0.8	—
Net cash used in investing activities	(154.4)	(291.3)

Financing activities
Borrowings on long-term debt	2,840.2	3,422.5
Repayments on long-term debt	(2,840.2)	(3,422.5)
Payments of cash dividends	(25.1)	(18.1)
Payments for repurchases of common stock	(24.9)	(134.2)
Payments of earnout liability up to acquisition-date fair value	(8.7)	—
Other, net	0.4	1.9
Net cash used in financing activities	(58.3)	(150.4)

Net decrease in cash and cash equivalents	(56.3)	(196.5)
Cash and cash equivalents at beginning of period	282.2	434.6
Cash and cash equivalents at end of period	$225.9	$238.1

Supplemental Disclosures
Income taxes paid, net	$54.9	$97.7
Interest paid	14.6	14.3

Non-cash investing and financing activities
Issuance of common stock for acquisition of business	$—	$22.0
Issuance of common stock for settlement of earnout liability	—	13.2
Capital expenditures in accounts payable	2.8	4.7
Dividends declared not yet paid	8.9	6.2
Increase in lease assets in exchange for lease liabilities:
Operating leases	3.9	17.2
Finance leases	0.9	2.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Three Months Ended May 27, 2023
(in millions, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balances at February 25, 2023	51.8	$25.9	$193.9	$1,671.0	$(0.4)	(21.2)	$(553.1)	$1,337.3
Stock-based compensation	—	—	1.7	—	—	—	—	1.7
Issuance of stock for employee benefit and stock-based awards, net	—	—	(0.1)	—	—	—	—	(0.1)
Repurchase of common stock	—	—	—	—	—	(0.4)	(20.0)	(20.0)
Common stock dividends; $0.54 per share	—	—	—	(16.7)	—	—	—	(16.7)
Net income	—	—	—	59.1	—	—	—	59.1
Balances at May 27, 2023	51.8	$25.9	$195.5	$1,713.4	$(0.4)	(21.6)	$(573.1)	$1,361.3

	Three Months Ended May 28, 2022
(in millions, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balances at February 26, 2022	51.8	$25.9	$238.2	$1,357.8	$(0.5)	(19.0)	$(412.4)	$1,209.0
Stock-based compensation	—	—	5.6	—	—	—	—	5.6
Issuance of stock for settlement of earnout liability	—	—	7.8	—	—	0.2	5.4	13.2
Repurchase of common stock	—	—	—	—	—	(1.3)	(70.0)	(70.0)
Common stock dividends; $0.36 per share	—	—	—	(11.8)	—	—	—	(11.8)
Other	—	—	0.7	—	—	—	—	0.7
Net income	—	—	—	117.2	—	—	—	117.2
Balances at May 28, 2022	51.8	$25.9	$252.3	$1,463.2	$(0.5)	(20.1)	$(477.0)	$1,263.9

	Nine Months Ended May 27, 2023
(in millions, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balances at August 27, 2022	51.8	$25.9	$256.3	$1,537.5	$(0.5)	(21.5)	$(556.2)	$1,263.0
Adoption of Accounting Standards Update (ASU) 2020-06	—	—	(62.0)	29.0	—	—	—	(33.0)
Stock-based compensation	—	—	8.2	—	—	—	—	8.2
Issuance of stock for employee benefit and stock-based awards, net	—	—	(7.0)	—	—	0.4	8.0	1.0
Repurchase of common stock	—	—	—	—	—	(0.5)	(24.9)	(24.9)
Common stock dividends: $0.81 per share	—	—	—	(25.2)	—	—	—	(25.2)
Total comprehensive income	—	—	—	—	0.1	—	—	0.1
Net income	—	—	—	172.1	—	—	—	172.1
Balances at May 27, 2023	51.8	$25.9	$195.5	$1,713.4	$(0.4)	(21.6)	$(573.1)	$1,361.3

	Nine Months Ended May 28, 2022
(in millions, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balances at August 28, 2021	51.8	$25.9	$218.5	$1,173.0	$(0.5)	(18.7)	$(360.0)	$1,056.9
Stock-based compensation	—	—	12.5	—	—	—	—	12.5
Issuance of stock for employee benefit and stock-based awards, net	—	—	(1.9)	—	—	0.2	4.5	2.6
Issuance of stock for acquisition	—	—	14.7	—	—	0.4	7.3	22.0
Issuance of stock for settlement of earnout liability	—	—	7.8	—	—	0.2	5.4	13.2
Repurchase of common stock	—	—	—	—	—	(2.2)	(134.2)	(134.2)
Common stock dividends; $0.54 per share	—	—	—	(17.9)	—	—	—	(17.9)
Other	—	—	0.7	0.1	—	—	—	0.8
Net income	—	—	—	308.0	—	—	—	308.0
Balances at May 28, 2022	51.8	$25.9	$252.3	$1,463.2	$(0.5)	(20.1)	$(477.0)	$1,263.9

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

Comprehensive Income
Comprehensive income refers to the change in stockholders’ equity from transactions and other events and circumstances from non-owner sources. As of May 27, 2023 and May 28, 2022, the difference between comprehensive income and net income was not material.

Subsequent Events
In preparing the accompanying unaudited consolidated financial statements, we have evaluated subsequent events for potential recognition and disclosure through the date of this filing noting no material subsequent events.

Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) which reduces the number of models used to account for convertible instruments, amends diluted earnings per share ("EPS") calculations for convertible instruments, and amends the requirements for a contract (or embedded derivative) that is potentially settled in an entity's own shares to be classified in equity. Certain disclosure requirements were also added to increase transparency and decision-usefulness regarding a convertible instrument's terms and features. Additionally, the if-converted method must be used for including convertible instruments in diluted EPS as opposed to the treasury stock method. We adopted the new guidance in the first quarter of Fiscal 2023 using the modified retrospective approach, resulting in a decrease to additional paid-in capital of $62.0 million, an increase to long-term debt of $43.8 million, a decrease in the deferred income tax liability of $10.8 million, and an increase to beginning retained earnings of $29.0 million. In addition, the adoption of the amended guidance reduced our non-cash interest expense by $3.9 million (pre-tax) for the three months ended May 27, 2023 and $11.2 million (pre-tax) for the nine months ended May 27, 2023. The if-converted method will be used prospectively to calculate the impact of our convertible instruments on diluted EPS. Under the if-converted method, the 4.7 million shares underlying our convertible instruments are assumed to have been outstanding at the beginning of the reporting period, and any interest expense related to these instruments is excluded from the calculation of diluted EPS. Refer to Note 15 in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for more information on the change from the treasury stock method to the if-converted method.

Note 2. Business Combinations

Lithionics Battery, LLC

On April 28, 2023, we purchased 100% of the equity interests of Lithionics Battery, LLC and Lithionics LLC (collectively, "Lithionics"), a premier lithium-ion battery solutions provider to the recreational equipment and specialty vehicle markets. Refer to Note 7 in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for more information relating to the goodwill and other intangible assets acquired. Pro forma results of operations for this acquisition have not been presented as the impact on our consolidated financial statements was not material.

Total transaction costs related to the Lithionics acquisition of $3.1 million were expensed during the third quarter of Fiscal 2023. Transaction costs are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

Barletta Boat Company, LLC

On August 31, 2021, we purchased 100% of the equity interests of Barletta Boat Company, LLC and Three Limes, LLC (collectively, "Barletta"), a manufacturer of high-quality, premium pontoon boats that are sold through a network of independent authorized dealers.

We acquired Barletta for a purchase price of $286.3 million, including cash payments of $240.1 million, $25.0 million in common stock issued to the sellers (subject to a discount noted below), and contingent consideration from earnout provisions. The common stock fair value included in the purchase price reflects a 12% discount, due to the lack of marketability as these are unregistered shares that have a one-year lockup restriction, which reduced the value of the common stock to $22.0 million. The contingent consideration includes both a potential stock payout as well as a potential cash payment based on achievement of certain financial performance metrics within the next year. The maximum payout under the earnout is $50.0 million in cash and $15.0 million in stock if all metrics are achieved. The fair value of the earnout as of August 31, 2021 was $24.2 million. As of May 27, 2023 and August 27, 2022, the total fair value of the earnout was $19.8 million and $39.8 million, respectively. The portion of the earnout liability that will be settled within a year was included in other current liabilities on the Consolidated Balance Sheets, and the remaining earnout liability was included in other long-term liabilities on the Consolidated Balance Sheets. As of May 27, 2023, the entire $19.8 million was included in other current liabilities on the Consolidated Balance Sheets. Comparatively, as of August 27, 2022, $21.3 million was included in other current liabilities and $18.5 million was included in other long-term liabilities on the Consolidated Balance Sheets. In the third quarter of Fiscal 2023, we paid $22.0 million to settle earnout obligations associated with the 2022 cash consideration earnout period. In the third quarter of Fiscal 2022, we issued 0.2 million shares of common stock in connection with the settlement of the 2021 earnout period obligation.

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

Note 3.    Business Segments

We have eight operating segments: 1) Grand Design towables, 2) Winnebago towables, 3) Winnebago motorhomes, 4) Newmar motorhomes, 5) Chris-Craft marine, 6) Barletta marine, 7) Winnebago specialty vehicles and 8) Lithionics. Financial performance is evaluated based on each operating segment's Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined below, which excludes certain corporate administration expenses and non-operating income and expense.

In the third quarter of Fiscal 2023, we changed the name of our “Towable” reportable segment to “Towable RV” and our “Motorhome” reportable segment to “Motorhome RV”. These name changes had no impact on the composition of our segments, or previously reported results of operations, financial position, cash flows or segment results.

Our three reportable segments are: Towable RV (an aggregation of the Grand Design towables and the Winnebago towables operating segments); Motorhome RV (an aggregation of the Winnebago motorhomes and Newmar motorhomes operating segments); and Marine (an aggregation of the Chris-Craft marine and Barletta marine operating segments). Towable RV is comprised of non-motorized RV products that are generally towed by another vehicle, along with other related manufactured products and services. Motorhome RV is comprised of products that include a motorhome chassis, along with other related manufactured products and services. Marine is comprised of products that include boats, along with other related manufactured products and services.

The Corporate / All Other category includes the Winnebago specialty vehicles and Lithionics operating segments as well as certain corporate administration expenses related to the oversight of the enterprise, such as corporate leadership and administration costs.

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

Financial information by reportable segment is as follows:

	Three Months Ended		Nine Months Ended
(in millions)	May 27, 2023	May 28, 2022	May 27, 2023	May 28, 2022
Net Revenues
Towable RV	$384.1	$805.6	$1,073.9	$2,103.2
Motorhome RV	374.4	516.3	1,242.4	1,355.4
Marine	129.0	126.5	373.3	303.2
Corporate / All Other	13.3	9.7	30.1	16.8
Consolidated	$900.8	$1,458.1	$2,719.7	$3,778.6

Adjusted EBITDA
Towable RV	$53.8	$117.8	$129.4	$330.4
Motorhome RV	26.8	64.4	119.6	160.6
Marine	17.3	19.8	50.2	43.3
Corporate / All Other	(1.5)	(10.3)	(17.4)	(24.6)
Consolidated	$96.4	$191.7	$281.8	$509.7

Capital Expenditures
Towable RV	$3.4	$12.6	$23.9	$34.0
Motorhome RV	8.9	0.6	23.7	16.2
Marine	4.4	6.0	17.0	8.6
Corporate / All Other	1.9	0.6	3.4	4.4
Consolidated	$18.6	$19.8	$68.0	$63.2

(in millions)	May 27, 2023	August 27, 2022
Assets
Towable RV	$818.4	$874.9
Motorhome RV	802.2	823.4
Marine	434.4	416.1
Corporate / All Other	357.8	302.3
Consolidated	$2,412.8	$2,416.7

Reconciliation of net income to consolidated Adjusted EBITDA is as follows:

	Three Months Ended		Nine Months Ended
(in millions)	May 27, 2023	May 28, 2022	May 27, 2023	May 28, 2022
Net income	$59.1	$117.2	$172.1	$308.0
Interest expense, net	5.2	10.5	16.4	31.1
Provision for income taxes	16.0	37.3	52.4	96.2
Depreciation	7.6	6.3	20.9	17.0
Amortization	4.4	8.0	12.0	24.2
EBITDA	92.3	179.3	273.8	476.5
Acquisition-related costs	3.9	0.7	5.6	4.6
Litigation reserves	—	—	—	4.0
Contingent consideration fair value adjustment	—	11.8	2.0	24.7
Non-operating loss (income)	0.2	(0.1)	0.4	(0.1)
Adjusted EBITDA	$96.4	$191.7	$281.8	$509.7

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

	Fair Value at	Fair Value Hierarchy
(in millions)	May 27, 2023	Level 1	Level 2	Level 3
Assets that fund deferred compensation
Domestic equity funds	$1.7	$1.7	$—	$—
International equity funds	0.1	0.1	—	—
Fixed income funds	—	—	—	—
Total assets at fair value	$1.8	$1.8	$—	$—

Contingent consideration
Earnout liability	$19.8	$—	$—	$19.8
Total liabilities at fair value	$19.8	$—	$—	$19.8

	Fair Value at	Fair Value Hierarchy
(in millions)	August 27, 2022	Level 1	Level 2	Level 3
Assets that fund deferred compensation
Domestic equity funds	$1.2	$1.2	$—	$—
International equity funds	0.1	0.1	—	—
Fixed income funds	0.1	0.1	—	—
Total assets at fair value	$1.4	$1.4	$—	$—

Contingent consideration
Earnout liability	$39.8	$—	$—	$39.8
Total liabilities at fair value	$39.8	$—	$—	$39.8

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

The following table provides a reconciliation of the beginning and ending balances of the contingent consideration:

	Three Months Ended		Nine Months Ended
(in millions)	May 27, 2023	May 28, 2022	May 27, 2023	May 28, 2022
Beginning fair value - contingent consideration	$41.8	$37.1	$39.8	$—
Additions	—	—	—	24.2
Fair value adjustments	—	11.8	2.0	24.7
Settlements	(22.0)	(13.2)	(22.0)	(13.2)
Other	—	(0.6)	—	(0.6)
Ending fair value - contingent consideration	$19.8	$35.1	$19.8	$35.1

The fair value of the earnout liability that will be settled within a year is included in other current liabilities on the Consolidated Balance Sheets. The remaining earnout liability is included in other long-term liabilities on the Consolidated Balance Sheets. Refer to Note 2 in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for more information on the classification of earnout liabilities on the Consolidated Balance Sheets.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain financial instruments are measured at fair value on a nonrecurring basis. These assets primarily include goodwill, intangible assets, property, plant and equipment, and right-of-use lease assets. These assets were originally recognized at amounts equal to the fair value determined at date of acquisition or purchase. If certain triggering events occur, or if an annual impairment test is required, we will evaluate the non-financial asset for impairment. If an impairment has occurred, the asset will be written down to its current estimated fair value. No impairments were recorded for non-financial assets in the nine months ended May 27, 2023 or May 28, 2022.

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

Note 5.    Inventories

Inventories consist of the following:

(in millions)	May 27, 2023	August 27, 2022
Finished goods	$77.8	$59.3
Work-in-process	152.9	198.9
Raw materials	336.7	315.0
Total	567.4	573.2
Less: Excess of FIFO over LIFO cost	49.4	47.4
Inventories, net	$518.0	$525.8

Inventory valuation methods consist of the following:

(in millions)	May 27, 2023	August 27, 2022
LIFO basis	$239.1	$212.3
First-in, first-out ("FIFO") basis	328.3	360.9
Total	$567.4	$573.2

The above inventory value, before reduction for the LIFO reserve, approximates replacement cost at the respective dates.

Note 6.    Property, Plant, and Equipment
Property, plant, and equipment is stated at cost, net of accumulated depreciation, and consists of the following:

(in millions)	May 27, 2023	August 27, 2022
Land	$14.6	$14.6
Buildings and building improvements	232.1	171.0
Machinery and equipment	156.3	142.6
Software	49.8	43.8
Transportation	7.1	6.5
Construction in progress	58.6	76.8
Property, plant, and equipment, gross	518.5	455.3
Less: Accumulated depreciation	198.5	179.1
Property, plant, and equipment, net	$320.0	$276.2

Depreciation expense was $7.6 million and $6.3 million for the three months ended May 27, 2023 and May 28, 2022, respectively; and $20.9 million and $17.0 million for the nine months ended May 27, 2023 and May 28, 2022, respectively.

Note 7.    Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by reportable segment, with no accumulated impairment losses, for the nine months ended May 27, 2023 and May 28, 2022 are as follows:

(in millions)	Towable RV	Motorhome RV	Marine	Corporate / All Other	Total
Balances at August 28, 2021	$244.7	$73.1	$30.3	$—	$348.1
Acquisition of Barletta(1)	—	—	136.1	—	136.1
Balances at May 28, 2022	$244.7	$73.1	$166.4	$—	$484.2

Balances at August 27, 2022	$244.7	$73.1	$166.4	$—	$484.2
Acquisition of Lithionics(2)	—	—	—	30.3	30.3
Balances at May 27, 2023	$244.7	$73.1	$166.4	$30.3	$514.5
(1) The change in marine activity is related to the acquisition of Barletta that occurred on August 31, 2021. See Note 2 in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
(2) The change in corporate / all other activity is related to the acquisition of Lithionics that occurred on April 28, 2023. See Note 2 in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Other intangible assets, net of accumulated amortization, consist of the following:

	May 27, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$356.4	$—	$356.4
Dealer networks/customer relationships	183.6	71.6	112.0
Backlog	43.6	42.4	1.2
Developed technology	38.3	0.5	37.8
Non-compete agreements	6.6	6.3	0.3
Other intangible assets	$628.5	$120.8	$507.7

	August 27, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$352.3	$—	$352.3
Dealer networks/customer relationships	180.0	60.5	119.5
Backlog	42.3	42.3	—
Non-compete agreements	6.6	6.0	0.6
Other intangible assets	$581.2	$108.8	$472.4

The weighted average remaining amortization period for intangible assets as of May 27, 2023 was approximately seven years.

Estimated future amortization expense related to finite-lived intangible assets is as follows:

(in millions)	Amortization
Remainder of Fiscal 2023	$5.6
Fiscal 2024	22.5
Fiscal 2025	22.1
Fiscal 2026	21.7
Fiscal 2027	21.7
Fiscal 2028	21.4
Thereafter	40.3
Total amortization expense remaining	$155.3

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

Changes in the product warranty liability are as follows:

	Three Months Ended		Nine Months Ended
(in millions)	May 27, 2023	May 28, 2022	May 27, 2023	May 28, 2022
Balance at beginning of period	$113.7	$113.8	$127.9	$91.2
Business acquisition(1)	1.4	—	1.4	4.7
Provision	17.6	37.1	51.7	94.3
Claims paid	(26.2)	(23.6)	(74.5)	(62.9)
Balance at end of period	$106.5	$127.3	$106.5	$127.3
(1)    Refer to Note 2 in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for more information on the acquisition of Lithionics on April 28, 2023 and the acquisition of Barletta on August 31, 2021.

Note 9.    Long-Term Debt

Long-term debt consists of the following:

(in millions)	May 27, 2023	August 27, 2022
ABL Credit Facility	$—	$—
Senior Secured Notes	300.0	300.0
Convertible Notes	300.0	300.0
Long-term debt, gross	600.0	600.0
Convertible Notes unamortized interest discount(1)	—	(45.3)
Debt issuance costs, net	(8.3)	(8.8)
Long-term debt, net	$591.7	$545.9
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

Prior to our adoption of ASU 2020-06, we bifurcated the proceeds from the offering of the Convertible Notes between liability and equity components. On the date of issuance, the liability and equity components were calculated to be approximately $215.0 million and $85.0 million, respectively. The initial $215.0 million liability component was determined based on the fair value of similar debt instruments excluding the conversion feature assuming a hypothetical interest rate of 8%. The initial $85.0 million ($64.1 million net of tax) equity component represented the difference between the fair value of the initial $215.0 million in debt and the $300.0 million of gross proceeds. The initial debt discount of $85.0 million was being amortized over the life of the Convertible Notes as non-cash interest expense using the effective interest method. We recognized $3.9 million and $11.2 million of non-cash interest expense during the three and nine months ended May 28, 2022, respectively. In addition, offering-related costs of $9.8 million were allocated to the liability and equity components in proportion to the allocation of proceeds.

In connection with our adoption of ASU 2020-06, we derecognized the remaining unamortized interest discount on the Convertible Notes and therefore recorded no non-cash interest expense related to the amortization of the debt discount during the nine months ended May 27, 2023. As a result, the Convertible Notes are now accounted for as a single liability measured at amortized cost. Interest expense, representing the amortization of the debt issuance costs as well as the contractual interest expense is amortized using an effective interest rate of 2.1% over the term of the Convertible Notes. We recorded $1.6 million and $4.7 million of interest expense during the three and nine months ended May 27, 2023, respectively.

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

Fair Value and Future Maturities
As of May 27, 2023 and August 27, 2022, the fair value of long-term debt, gross, was $624.5 million and $634.2 million, respectively. The fair value of the Convertible Notes was $332.8 million as of May 27, 2023.

Aggregate contractual maturities of debt in future fiscal years are as follows:

(in millions)	Amount
Remainder of Fiscal 2023	$—
Fiscal 2024	—
Fiscal 2025	300.0
Fiscal 2026	—
Fiscal 2027	—
Fiscal 2028	300.0
Total Senior Secured Notes and Convertible Notes	$600.0

Note 10.    Employee and Retiree Benefits

Deferred compensation liabilities are as follows:

(in millions)	May 27, 2023	August 27, 2022
Non-qualified deferred compensation	$6.9	$7.9
Supplemental executive retirement plan	1.1	1.4
Executive deferred compensation plan	1.8	1.4
Total deferred compensation benefits	9.8	10.7
Less: current portion(1)	1.9	2.6
Deferred compensation benefits, net of current portion	$7.9	$8.1
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

Our repurchase agreements generally provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 24 months, provide that our liability will be the lesser of remaining principal owed by the dealer to the lending institution, or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our liability cannot exceed 100% of the dealer invoice. In certain instances, we also repurchase inventory from dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of recreational vehicles or boats to repurchase current inventory if a dealership exits the business. The total contingent liability on all of our repurchase agreements was approximately $2,069.8 million and $1,783.7 million at May 27, 2023 and August 27, 2022, respectively.

Our loss reserve for repurchase commitments contains uncertainties because the calculation requires management to make assumptions and apply judgment regarding a number of factors. Our risk of loss related to these repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period-end reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on these repurchase agreements and our historical loss experience, an associated loss reserve is established which is included in other current liabilities on the Consolidated Balance Sheets. Our repurchase accrual was $1.3 million and $1.4 million at May 27, 2023 and August 27, 2022, respectively. Repurchase risk is affected by the credit worthiness of our dealer network. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to establish the loss reserve for repurchase commitments.

There was no material activity related to repurchase agreements during the nine months ended May 27, 2023 and May 28, 2022.

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

Note 12. Revenue

All operating revenue is generated from contracts with customers. Our primary revenue source is generated through the sale of manufactured towable RV units, motorhome RV units and marine units to our independent dealer network (our customers). The following table disaggregates revenue by reportable segment and product category:

	Three Months Ended		Nine Months Ended
(in millions)	May 27, 2023	May 28, 2022	May 27, 2023	May 28, 2022
Net Revenues
Towable RV
Fifth Wheel	$185.0	$392.1	$548.0	$999.0
Travel Trailer	189.2	404.5	494.7	1,076.7
Other(1)	9.9	9.0	31.2	27.5
Total Towable RV	384.1	805.6	1,073.9	2,103.2
Motorhome RV
Class A	166.5	208.4	580.7	568.7
Class B	112.9	194.5	366.4	507.2
Class C and Other (1)	95.0	113.4	295.3	279.5
Total Motorhome RV	374.4	516.3	1,242.4	1,355.4
Marine	129.0	126.5	373.3	303.2
Corporate / All Other(2)	13.3	9.7	30.1	16.8
Consolidated Net Revenues	$900.8	$1,458.1	$2,719.7	$3,778.6
(1)    Relates to parts, accessories, services, and other miscellaneous revenue.
(2)    Relates to units, parts, accessories, and services associated with Winnebago specialty vehicles. In addition, this activity also includes Lithionics battery sales, including the related systems and accessories, that are sold directly to external customers.

We do not have material contract assets or liabilities. Allowances for uncollectible receivables are established based on historical collection trends, write-off history, consideration of current conditions and expectations for future economic conditions.

Concentration of Risk
No single dealer organization accounted for more than 10% of net revenue for the nine months ended May 27, 2023 or May 28, 2022.

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

Stock-based compensation expense was $1.7 million and $5.6 million for the three months ended May 27, 2023 and May 28, 2022, respectively; and $8.2 million and $12.5 million for the nine months ended May 27, 2023 and May 28, 2022, respectively. Compensation expense is recognized over the requisite service or performance period of the award, unless accelerated by certain retirement eligibility provisions.

Note 14. Income Taxes

Our effective tax rate was 21.4% and 24.2% for the three months ended May 27, 2023 and May 28, 2022, respectively, and 23.4% and 23.8% for the nine months ended May 27, 2023 and May 28, 2022, respectively. The decrease in tax rate for the three months ended May 27, 2023 compared to the three months ended May 28, 2022 was driven primarily by the impact of favorable tax return to provision adjustments. The decrease in tax rate for the nine months ended May 27, 2023 compared to the nine months ended May 28, 2022 was driven primarily by the impact of favorable tax return to provision adjustments in the current year and the impact of mostly consistent tax credits year-over-year over decreased income in the current year, offset by a net favorable benefit in the prior year related to stock compensation.

On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law in the United States. Among other provisions, the IRA includes a 15% corporate minimum tax rate applied to certain large corporations and a 1% excise tax on corporate stock repurchases made after December 31, 2022. We do not expect the IRA to have a material impact on our consolidated financial statements.

We file a U.S. Federal tax return, as well as returns in various international and state jurisdictions. As of May 27, 2023, our Federal returns from Fiscal 2019 to present are subject to review by the Internal Revenue Service. With limited exceptions, state returns from Fiscal 2018 to present continue to be subject to review by state taxing jurisdictions. We are currently under review by certain U.S. state tax authorities for Fiscal 2019 through Fiscal 2021. We believe we have adequately reserved for our exposure to potential additional payments for uncertain tax positions in our liability for unrecognized tax benefits.

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

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	May 27, 2023	May 28, 2022	May 27, 2023	May 28, 2022
Earnings per share - basic
Net income	$59.1	$117.2	$172.1	$308.0
Weighted average common shares outstanding	30.4	32.4	30.4	32.9
Basic earnings per common share(1)	$1.95	$3.62	$5.66	$9.35

Earnings per share - diluted
Net income	$59.1	$117.2	$172.1	$308.0
Interest expense on convertible notes, net of tax	1.2	—	3.6	—
Diluted net income	$60.3	$117.2	$175.7	$308.0

Weighted average common shares outstanding	30.4	32.4	30.4	32.9
Dilutive impact of stock compensation awards	0.3	0.5	0.4	0.5
Dilutive impact of convertible notes	4.7	—	4.7	0.2
Weighted average common shares outstanding, assuming dilution	35.4	32.9	35.5	33.6

Anti-dilutive securities excluded from weighted average common shares outstanding, assuming dilution	0.1	0.2	0.1	0.2

Diluted earnings per common share(1)	$1.71	$3.57	$4.95	$9.18
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

Overview
Winnebago Industries, Inc. is one of the leading North American manufacturers of recreation vehicles ("RV"s) and marine products with a diversified portfolio used primarily in leisure travel and outdoor recreational activities. We produce our motorhome RV units in Iowa and Indiana; our towable RV units in Indiana; and our marine units in Indiana and Florida. We distribute our RV and marine products primarily through independent dealers throughout the U.S. and Canada, who then retail the products to the end consumer. We also distribute our marine products internationally through independent dealers, who then retail the products to the end consumer.

Acquisition of Lithionics
On April 28, 2023, we completed our acquisition of all the equity interests of Lithionics, a premier lithium-ion battery solutions provider to the recreational equipment and specialty vehicle markets. For further discussion regarding the acquisition, refer to Note 2 to the Notes to Consolidated Financial Statements, included in Item 1 of Part I in this Quarterly Report on Form 10-Q.

Reportable Segment Name Changes
In the third quarter of Fiscal 2023, we changed the name of our “Towable” segment to “Towable RV” and our “Motorhome” segment to “Motorhome RV”. These name changes had no impact on the composition of our segments, or previously reported results of operations, financial position, cash flows or segment results.

Known Trends and Uncertainties
Our business continues to be challenged by macroeconomic conditions impacting retail consumers, such as inflation and rising interest rates. These factors have contributed to lower consumer spending and reduced short-term demand for large discretionary products such as RVs and marine products. In response, we are working closely with dealer partners across all our segments to align field inventory levels to meet end consumer demand. We continue to produce and ship in accordance with dealer demand as evidenced and requested by dealer orders.
Despite the current economic slowdown, we still believe in the long-term health of consumer demand for RV and marine products. According to statistics published by Kampgrounds of America, Inc., the number of households in North America that own an RV increased by approximately 34% between 2019 and 2022. In addition, according to a recent study conducted by the National Marine Manufacturers Association, recreational boating saw a 36% increase in annual economic activity from 2018 to 2023.
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

Included in "Results of Operations" below for the three and nine months ended May 27, 2023 compared to the comparable prior year period is a reconciliation of EBITDA and Adjusted EBITDA from net income, the nearest GAAP measure. We have included these non-GAAP performance measures as a comparable measure to illustrate the effect of non-recurring transactions that occurred during the reported periods and to improve comparability of our results from period to period. We believe Adjusted EBITDA provides meaningful supplemental information about our operating performance as this measure excludes amounts from net income that we do not consider part of our core operating results when assessing our performance. Examples of items excluded from Adjusted EBITDA include acquisition-related costs, litigation reserves, contingent consideration fair value adjustment, and non-operating income or loss.

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

Results of Operations - Three Months Ended May 27, 2023 Compared to the Three Months Ended May 28, 2022

Consolidated Performance Summary
The following is an analysis of changes in key items included in the Consolidated Statements of Income for the three months ended May 27, 2023 compared to the three months ended May 28, 2022:

	Three Months Ended
($ in millions, except per share data)	May 27, 2023	% of Revenues(1)	May 28, 2022	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$900.8	100.0%	$1,458.1	100.0%	$(557.3)	(38.2)%
Cost of goods sold	749.4	83.2%	1,185.1	81.3%	(435.8)	(36.8)%
Gross profit	151.4	16.8%	273.0	18.7%	(121.5)	(44.5)%
Selling, general, and administrative expenses	66.5	7.4%	88.3	6.1%	(21.7)	(24.6)%
Amortization	4.4	0.5%	8.0	0.5%	(3.6)	(44.7)%
Total operating expenses	70.9	7.9%	96.3	6.6%	(25.3)	(26.3)%
Operating income	80.5	8.9%	176.7	12.1%	(96.2)	(54.5)%
Interest expense, net	5.2	0.6%	10.5	0.7%	(5.4)	(51.0)%
Non-operating loss	0.2	—%	11.7	0.8%	(11.4)	(98.1)%
Income before income taxes	75.1	8.3%	154.5	10.6%	(79.4)	(51.4)%
Provision for income taxes	16.0	1.8%	37.3	2.6%	(21.3)	(57.0)%
Net income	$59.1	6.6%	$117.2	8.0%	$(58.2)	(49.6)%

Diluted earnings per share	$1.71		$3.57		$(1.86)	(52.1)%
Diluted weighted average shares outstanding	35.4		32.9		2.5	7.6%
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided. In addition, percentages may not add in total due to rounding.

Net revenues decreased primarily due to lower unit sales related to retail market conditions and higher discounts and allowances compared to prior year, partially offset by carryover price increases.

Gross profit as a percentage of revenue decreased primarily from deleverage and higher discounts and allowances compared to prior year.

Operating expenses decreased primarily due to lower incentive-based compensation related to operating performance, and lower amortization related to Barletta intangible assets, partially offset by strategic investments and Lithionics transaction costs.

Non-operating loss decreased due to a lower contingent consideration fair value adjustment related to the earnout from the acquisition of Barletta.

Our effective tax rate decreased primarily from the impact of favorable tax return to provision adjustments.

Non-GAAP Reconciliation
The following table reconciles net income to consolidated EBITDA and Adjusted EBITDA for the three months ended May 27, 2023 and May 28, 2022:

	Three Months Ended
(in millions)	May 27, 2023	May 28, 2022
Net income	$59.1	$117.2
Interest expense, net	5.2	10.5
Provision for income taxes	16.0	37.3
Depreciation	7.6	6.3
Amortization	4.4	8.0
EBITDA	92.3	179.3
Acquisition-related costs	3.9	0.7
Contingent consideration fair value adjustment	—	11.8
Non-operating loss (income)	0.2	(0.1)
Adjusted EBITDA	$96.4	$191.7

Reportable Segment Performance Summary
Towable RV
The following is an analysis of key changes in our Towable RV segment for the three months ended May 27, 2023 compared to the three months ended May 28, 2022:

	Three Months Ended
(in millions, except ASP and units)	May 27, 2023	% of Revenues(2)	May 28, 2022	% of Revenues(2)	$ Change(2)	% Change(2)
Net revenues	$384.1		$805.6		$(421.5)	(52.3)%
Adjusted EBITDA	53.8	14.0%	117.8	14.6%	(64.0)	(54.3)%

Average Selling Price ("ASP")(1)	$44,070		$45,322		$(1,252)	(2.8)%

	Three Months Ended
Unit deliveries	May 27, 2023	Product Mix(3)	May 28, 2022	Product Mix(3)	Unit Change	% Change
Travel trailer	6,376	73.2%	12,031	68.1%	(5,655)	(47.0)%
Fifth wheel	2,339	26.8%	5,644	31.9%	(3,305)	(58.6)%
Total Towable RV	8,715	100.0%	17,675	100.0%	(8,960)	(50.7)%
(1)    ASP excludes off-invoice dealer incentives.
(2)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided.
(3)    Percentages may not add due to rounding differences.

Net revenues decreased primarily due to a decline in unit volume associated with retail market conditions and higher discounts and allowances compared to prior year.

Adjusted EBITDA decreased primarily due to lower revenues associated with volume declines related to retail market conditions, and higher discounts and allowances compared to prior year, partially offset by favorable warranty experience.

Motorhome RV
The following is an analysis of key changes in our Motorhome RV segment for the three months ended May 27, 2023 compared to the three months ended May 28, 2022:

	Three Months Ended
(in millions, except ASP and units)	May 27, 2023	% of Revenues(2)	May 28, 2022	% of Revenues(2)	$ Change(2)	% Change(2)
Net revenues	$374.4		$516.3		$(142.0)	(27.5)%
Adjusted EBITDA	26.8	7.2%	64.4	12.5%	(37.5)	(58.3)%

ASP(1)	$177,612		$159,699		$17,913	11.2%

	Three Months Ended
Unit deliveries	May 27, 2023	Product Mix(3)	May 28, 2022	Product Mix(3)	Unit Change	% Change
Class A	524	24.6%	672	21.0%	(148)	(22.0)%
Class B	1,018	47.8%	1,801	56.3%	(783)	(43.5)%
Class C	589	27.6%	728	22.7%	(139)	(19.1)%
Total Motorhome RV	2,131	100.0%	3,201	100.0%	(1,070)	(33.4)%
(1)    ASP excludes off-invoice dealer incentives.
(2)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided.
(3)    Percentages may not add due to rounding differences.

Net revenues decreased primarily due to unit volume decline and higher discounts and allowances compared to prior year, partially offset by price increases related to higher chassis costs.

Adjusted EBITDA decreased primarily due to lower revenues associated with volume declines, higher discounts and allowances compared to prior year, and productivity and operational efficiency challenges, primarily related to an ERP system implementation.

Marine
The following is an analysis of key changes in our Marine segment for the three months ended May 27, 2023 compared to the three months ended May 28, 2022:

	Three Months Ended
(in millions, except ASP and units)	May 27, 2023	% of Revenues(2)	May 28, 2022	% of Revenues(2)	$ Change(2)	% Change(2)
Net revenues	$129.0		$126.5		$2.4	1.9%
Adjusted EBITDA	17.3	13.4%	19.8	15.7%	(2.5)	(12.5)%

ASP(1)	$81,492		$76,371		$5,121	6.7%

	Three Months Ended
Unit deliveries	May 27, 2023		May 28, 2022		Unit Change	% Change
Boats	1,586		1,655		(69)	(4.2)%
(1)    ASP excludes off-invoice dealer incentives.
(2)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided.

Net revenues increased primarily due to carryover price increases, partially offset by unit volume decline.

Adjusted EBITDA decreased primarily due to higher discounts and allowances compared to prior year.

Results of Operations - Nine Months Ended May 27, 2023 Compared to the Nine Months Ended May 28, 2022

Consolidated Performance Summary
The following is an analysis of changes in key items included in the Consolidated Statements of Income for the nine months ended May 27, 2023 compared to the nine months ended May 28, 2022:

	Nine Months Ended
($ in millions, except per share data)	May 27, 2023	% of Revenues(1)	May 28, 2022	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$2,719.7	100.0%	$3,778.6	100.0%	$(1,058.8)	(28.0)%
Cost of goods sold	2,261.1	83.1%	3,059.6	81.0%	(798.5)	(26.1)%
Gross profit	458.6	16.9%	719.0	19.0%	(260.3)	(36.2)%
Selling, general, and administrative expenses	203.4	7.5%	235.0	6.2%	(31.5)	(13.4)%
Amortization	12.0	0.4%	24.2	0.6%	(12.1)	(50.2)%
Total operating expenses	215.4	7.9%	259.2	6.9%	(43.6)	(16.8)%
Operating income	243.2	8.9%	459.8	12.2%	(216.7)	(47.1)%
Interest expense, net	16.4	0.6%	31.1	0.8%	(14.7)	(47.3)%
Non-operating loss	2.3	0.1%	24.5	0.6%	(22.3)	(90.9)%
Income before income taxes	224.5	8.3%	404.2	10.7%	(179.7)	(44.5)%
Provision for income taxes	52.4	1.9%	96.2	2.5%	(43.7)	(45.5)%
Net income	$172.1	6.3%	$308.0	8.2%	$(136.0)	(44.1)%

Diluted earnings per share	$4.95		$9.18		$(4.23)	(46.1)%
Diluted weighted average shares outstanding	35.5		33.6		1.9	5.7%
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided. In addition, percentages may not add in total due to rounding.

Net revenues decreased primarily due to lower unit sales related to retail market conditions, and higher discounts and allowances compared to prior year, partially offset by carryover price increases in all segments.

Gross profit as a percentage of revenue decreased primarily due to deleverage and higher discounts and allowances compared to prior year.

Operating expenses decreased primarily due to lower incentive-based compensation related to operating performance, lower amortization related to Barletta intangible assets and lower legal settlement expenses, partially offset by strategic investments.

Non-operating loss decreased due to a lower contingent consideration fair value adjustment related to the earnout from the acquisition of Barletta.

Our effective tax rate decreased primarily from the impact of favorable tax return to provision adjustments in the current year and the impact of mostly consistent tax credits year-over-year over decreased income in the current year, offset by a net favorable benefit in the prior year related to stock compensation.

Non-GAAP Reconciliation
The following table reconciles net income to consolidated EBITDA and Adjusted EBITDA for the nine months ended May 27, 2023 and May 28, 2022:

	Nine Months Ended
(in millions)	May 27, 2023	May 28, 2022
Net income	$172.1	$308.0
Interest expense, net	16.4	31.1
Provision for income taxes	52.4	96.2
Depreciation	20.9	17.0
Amortization	12.0	24.2
EBITDA	273.8	476.5
Acquisition-related costs	5.6	4.6
Litigation reserves	—	4.0
Contingent consideration fair value adjustment	2.0	24.7
Non-operating loss (income)	0.4	(0.1)
Adjusted EBITDA	$281.8	$509.7

Reportable Segment Performance Summary
Towable RV
The following is an analysis of key changes in our Towable RV segment for the nine months ended May 27, 2023 compared to the nine months ended May 28, 2022:

	Nine Months Ended
(in millions, except ASP and units)	May 27, 2023	% of Revenues(2)	May 28, 2022	% of Revenues(2)	$ Change(2)	% Change(2)
Net revenues	$1,073.9		$2,103.2		$(1,029.3)	(48.9)%
Adjusted EBITDA	129.4	12.0%	330.4	15.7%	(201.1)	(60.9)%

ASP(1)	$46,018		$42,244		$3,774	8.9%

	Nine Months Ended
Unit deliveries	May 27, 2023	Product Mix(3)	May 28, 2022	Product Mix(3)	Unit Change	% Change
Travel trailer	16,049	68.8%	33,938	68.7%	(17,889)	(52.7)%
Fifth wheel	7,293	31.2%	15,462	31.3%	(8,169)	(52.8)%
Total Towable RV	23,342	100.0%	49,400	100.0%	(26,058)	(52.7)%

	May 27, 2023		May 28, 2022		Change(2)	% Change(2)
Backlog(4)
Units	5,297		31,606		(26,309)	(83.2)%
Dollars	$236.0		$1,312.9		$(1,076.9)	(82.0)%
Dealer Inventory
Units	20,218		25,230		(5,012)	(19.9)%
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

Net revenues decreased primarily due to a decline in unit volume related to retail market conditions and higher discounts and allowances compared to prior year, partially offset by carryover price increases.

Adjusted EBITDA decreased primarily due to lower revenues associated with volume declines related to retail market conditions and higher discounts and allowances compared to prior year.

Backlog decreased compared to the prior year when dealers were replenishing inventories.

Motorhome RV
The following is an analysis of key changes in our Motorhome RV segment for the nine months ended May 27, 2023 compared to the nine months ended May 28, 2022:

	Nine Months Ended
(in millions, except ASP and units)	May 27, 2023	% of Revenues(2)	May 28, 2022	% of Revenues(2)	$ Change(2)	% Change(2)
Net revenues	$1,242.4		$1,355.4		$(113.0)	(8.3)%
Adjusted EBITDA	119.6	9.6%	160.6	11.9%	(41.0)	(25.5)%

ASP(1)	$182,326		$153,139		$29,187	19.1%

	Nine Months Ended
Unit deliveries	May 27, 2023	Product Mix(3)	May 28, 2022	Product Mix(3)	Unit Change	% Change
Class A	1,734	25.5%	2,004	22.9%	(270)	(13.5)%
Class B	3,233	47.5%	4,889	55.8%	(1,656)	(33.9)%
Class C	1,837	27.0%	1,874	21.4%	(37)	(2.0)%
Total Motorhome RV	6,804	100.0%	8,767	100.0%	(1,963)	(22.4)%

	May 27, 2023		May 28, 2022		Change(2)	% Change(2)
Backlog(4)
Units	4,595		15,180		(10,585)	(69.7)%
Dollars	$800.4		$2,285.2		$(1,484.8)	(65.0)%
Dealer Inventory
Units	4,544		3,008		1,536	51.1%
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

Net revenues decreased primarily due to unit volume decline, partially offset by price increases.

Adjusted EBITDA decreased due to lower revenues and productivity and operational efficiency challenges.

Backlog decreased due to normalizing levels of dealer inventories.

Marine
The following is an analysis of key changes in our Marine segment for the nine months ended May 27, 2023 compared to the nine months ended May 28, 2022:

	Nine Months Ended
(in millions, except ASP and units)	May 27, 2023	% of Revenues(2)	May 28, 2022	% of Revenues(2)	$ Change(2)	% Change(2)
Net revenues	$373.3		$303.2		$70.1	23.1%
Adjusted EBITDA	50.2	13.5%	43.3	14.3%	6.9	15.9%

ASP(1)	$82,582		$73,669		$8,913	12.1%

	Nine Months Ended
Unit deliveries	May 27, 2023		May 28, 2022		Unit Change	% Change
Boats	4,552		4,112		440	10.7%

	May 27, 2023		May 28, 2022		Change(2)	% Change(2)
Backlog(3)
Units	1,348		2,491		(1,143)	(45.9)%
Dollars	$146.3		$245.4		$(99.2)	(40.4)%
Dealer Inventory(4)
Units	4,109		2,454		1,655	67.4%
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
(4)    Due to the nature of the Marine industry, this amount includes a higher proportion of retail sold units than our other segments.

Net revenues increased primarily due to unit growth and price increases.

Adjusted EBITDA increased primarily due to increased revenue, partially offset by higher discounts and allowances compared to prior year.

Backlog decreased due to normalizing levels of dealer inventories.

Analysis of Financial Condition, Liquidity, and Resources
Cash Flows
The following table summarizes our cash flows from operations:

	Nine Months Ended
(in millions)	May 27, 2023	May 28, 2022
Total cash provided by (used in):
Operating activities	$156.4	$245.2
Investing activities	(154.4)	(291.3)
Financing activities	(58.3)	(150.4)
Net decrease in cash and cash equivalents	$(56.3)	$(196.5)
Operating Activities
During the nine months ended May 27, 2023, cash provided by operating activities was $156.4 million compared to $245.2 million in the same period last year. The decrease is primarily driven by lower profitability adjusted for non-cash items, partially offset by net favorable changes in operating assets and liabilities. The favorable impact of operating assets and liabilities is primarily due to changes in accounts receivable due to lower sales and timing of invoicing/collections, and changes in inventory due to elevated purchases in Fiscal 2022 to support customer demand, partially offset by a decrease in accounts payable due to lower purchasing requirements.

Investing Activities
Cash used in investing activities decreased primarily due to our acquisition of Barletta during the first quarter of Fiscal 2022 compared to the acquisition of Lithionics during the third quarter of Fiscal 2023.

Financing Activities
Cash used in financing activities decreased primarily due to $24.9 million of stock repurchases in the first nine months of Fiscal 2023 compared to $134.2 million in the first nine months of Fiscal 2022.

Debt and Capital
We maintain a $350.0 million asset-based revolving credit facility ("ABL Credit Facility") with a maturity date of July 15, 2027 subject to certain factors which may accelerate the maturity date. As of May 27, 2023, we had no borrowings against the ABL Credit Facility.

As of May 27, 2023, we had $225.9 million in cash and cash equivalents and $350.0 million in unused ABL Credit Facility. Our cash and cash equivalent balances consist of high quality, short-term money market instruments.

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

Working Capital
Working capital at May 27, 2023 and August 27, 2022 was $574.7 million and $571.7 million, respectively. We currently expect cash on hand, funds generated from operations, and the borrowing available under our ABL Credit Facility to be sufficient to cover both short-term and long-term operating requirements.

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

On August 17, 2022, our Board of Directors authorized a new share repurchase program in the amount of $350.0 million with no time restriction on the authorization, which took effect immediately and replaced the prior program. In the nine months ended May 27, 2023, we repurchased 346,860 shares of our own common stock at a cost of $20.0 million under this authorization, and 86,840 shares at a cost of $4.9 million to satisfy tax obligations on employee equity awards vested. We continually evaluate if share repurchases reflect a prudent use of our capital and, subject to compliance with our ABL Credit Facility and Senior Secured Notes, we may purchase shares in the future. As of May 27, 2023, we have $330.0 million remaining on our Board approved repurchase authorization.

On May 17, 2023, our Board of Directors approved a quarterly cash dividend of $0.27 per share payable on June 28, 2023, to common stockholders of record at the close of business on June 14, 2023.

Contractual Obligations and Commercial Commitments
There have been no material changes in our contractual obligations since the end of Fiscal 2022. See our Annual Report on Form 10-K for the fiscal year ended August 27, 2022 for additional information regarding our contractual obligations and commercial commitments.

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

Interest rate risk
The ABL Credit Facility, which is our only floating rate debt instrument, remains undrawn as of May 27, 2023.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of Fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Most of our RV and marine components are readily available from numerous sources. However, a few of our components are produced by a small group of suppliers. In the case of motorhome RV chassis, Mercedes-Benz (USA and Canada), Stellantis N.V., Freightliner Trucks, Ford Motor Company, and Spartan RV Chassis are our major suppliers. Our relationship with our chassis suppliers is similar to our other supplier relationships in that no specific contractual commitments are engaged in by either party. This means that we do not have minimum purchase requirements, and our chassis suppliers do not have minimum supply requirements. Our chassis suppliers also supply to our competitors. Historically, chassis suppliers resort to an industry-wide allocation system during periods when supply is restricted. These allocations have been based on the volume of chassis previously purchased, which could mean our larger competitors could receive more chassis in a time of scarcity. Sales of motorhome RVs rely on chassis supply and are affected by shortages, instability, or recalls from time to time. For example, in the first quarter of Fiscal 2023, the Mercedes-Benz Sprinter chassis became subject to a recall notice, which temporarily suspended all retail sales and wholesale shipments of our products built on this chassis until a recall remedy was implemented. The remedy was implemented in the second quarter of Fiscal 2023 in cooperation with Mercedes-Benz AG. Furthermore, decisions by our suppliers to decrease production, production delays or work stoppages by the employees of such suppliers, or price increases could have a material adverse effect on our ability to produce motorhome RVs and ultimately, on our results of operations, financial condition, and cash flows. In Fiscal 2022, one of our suppliers individually accounted for approximately 11% of our consolidated raw material purchases.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Stock Repurchases
Purchases of our common stock during each fiscal month of the third quarter of Fiscal 2023 are as follows:

Period	Total Number of Shares Purchased(1,2)	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1,2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
2/26/23 - 4/1/23	52,556	$57.08	52,556	$347.0
4/2/23 - 4/29/23	294,304	57.76	294,304	330.0
4/30/23 - 5/27/23	113	58.73	—	330.0
Total	346,973	$57.66	346,860	$330.0
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

Our Senior Secured Notes, as defined in Note 9 in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, contain occurrence based restrictions that may limit our ability to make distributions or payments with respect to purchases of our common stock without consent of the lenders, except for limited purchases of our common stock from employees, in the event of a significant reduction in our EBITDA or in the event of a significant borrowing on our ABL Credit Facility.

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

WINNEBAGO INDUSTRIES, INC.

Date:	June 21, 2023	By:	/s/ Michael J. Happe
Michael J. Happe
Chief Executive Officer, President
(Principal Executive Officer)

Date:	June 21, 2023	By:	/s/ Bryan L. Hughes
Bryan L. Hughes
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer)