Form 10-K
period 2023-08-26
WINNEBAGO INDUSTRIES INC
filed 2023-10-18
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 26, 2023;
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
Large Accelerated Filer ☒    Accelerated Filer ☐   Non-accelerated filer ☐ Smaller Reporting Company ☐ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $1,900,074,000 as of February 25, 2023, based upon the closing price of $63.97 as of February 24, 2023 as reported on the New York Stock Exchange.
As of October 12, 2023, 29,887,011 shares of the registrant's common stock, par value $0.50 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report for the registrant's 2023 Annual Meeting of Shareholders to be held on December 14, 2023 (the "2023 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.

Winnebago Industries, Inc.
Fiscal 2023 Annual Report on Form 10-K

WINNEBAGO INDUSTRIES, INC.
FORM 10-K
Report for the Fiscal Year Ended August 26, 2023

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Certain of the matters discussed in this Annual Report on Form 10-K are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which involve risks and uncertainties. With the exception of historical information, the matters discussed in this Annual Report on Form 10-K are forward-looking statements and may be identified by the use of words such as "anticipate," "assume," "believe," "estimate," "expect," "guidance," "intend," "outlook," "plan," "project," and other words and terms of similar meaning. Such statements reflect our current views and estimates with respect to future market conditions, company performance and financial results, operational investments, business prospects, new strategies, the competitive environment, and other events. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the potential results discussed in such forward-looking statements. Readers should review Item 1A, Risk Factors, in this Annual Report on Form 10-K for the fiscal year ended August 26, 2023, for a description of important factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements made in this Annual Report on Form 10-K. Among the factors that could cause actual results and outcomes to differ materially from those contained in such forward-looking statements are the following:
•General economic uncertainty in key markets and a worsening of domestic and global economic conditions or low levels of economic growth.
•Availability of financing for RV and marine dealers.
•Competition and new product introductions by competitors.
•Ability to innovate and commercialize new products.
•Ability to manage our inventory to meet demand.
•Risk related to cyclicality and seasonality of our business.
•Risk related to independent dealers.
•Risk related to dealer consolidation or the loss of a significant dealer.
•Significant increase in repurchase obligations.
•Ability to retain relationships with our suppliers and obtain components.
•Business or production disruptions.
•Inadequate management of dealer inventory levels.
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
•Increased attention to environmental, social, and governance ("ESG") matters, and our ability to meet our commitments.
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

Winnebago Industries, Inc. is one of the leading North American manufacturers of recreation vehicles ("RV"s) and marine products with a diversified portfolio used primarily in leisure travel and outdoor recreational activities. We also design and manufacture advanced battery solutions that deliver “house power,” supporting internal electrical features and appliances for a variety of outdoor products including RVs, boats, specialty and other low-speed vehicles, as well as other industrial applications. We produce our towable RV units in Indiana; our motorhome RV units in Iowa and Indiana; our marine units in Indiana and Florida; and our battery solutions in Florida. We distribute our RV and marine products primarily through independent dealers throughout the U.S. and Canada, who then retail the products to the end consumer. We also distribute our marine products internationally through independent dealers, who then retail the products to the end consumer. Our battery solutions are primarily sold to customers in the U.S.

Fiscal 2023 refers to the fiscal year ended August 26, 2023, Fiscal 2022 refers to the fiscal year ended August 27, 2022, and Fiscal 2021 refers to the fiscal year ended August 28, 2021. The financial statements presented are all 52-week fiscal periods.

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

Reportable Segment Name Changes
In the third quarter of Fiscal 2023, we changed the name of our “Towable” segment to “Towable RV” and our “Motorhome” segment to “Motorhome RV.” These name changes had no impact on the composition of our segments, or previously reported results of operations, financial position, cash flows or segment results.

Principal Products
Our operations are organized into three reportable segments, Towable RV, Motorhome RV, and Marine, based on similarities within their markets, products, operations and distributions.

Towable RV
A towable RV is a non-motorized vehicle that is designed to be towed by automobiles, pickup trucks, SUVs, or vans and is used primarily as temporary living quarters during vacation and camping trips, or to support active and mobile lifestyles. The Recreation Vehicle Industry Association ("RVIA") classifies towable RVs into four types: conventional travel trailers, fifth wheels, folding camper trailers, and truck campers. We manufacture and sell conventional travel trailers and fifth wheels under the Winnebago and Grand Design brand names, which are defined as follows:

Type	Description	Winnebago product offerings	Grand Design product offerings
Travel trailer	Towed by means of a hitch attached to the frame of the vehicle	HIKE, Micro Minnie, Minnie, and Voyage	Imagine, Momentum, Reflection, and Transcend
Fifth wheel	Constructed with a raised forward section that is connected to the vehicle with a special fifth wheel hitch	N/A	Momentum, Reflection, and Solitude

Our travel trailer and fifth wheel towable RVs are sold by dealers in the retail market with manufacturer's suggested retail prices ranging from approximately $30,000 to $150,000, which can vary depending on size and model, plus optional equipment and delivery charges.

Motorhome RV
A motorhome RV is a self-propelled mobile dwelling used primarily as temporary living quarters during vacation and camping trips, or to support active and mobile lifestyles. The RVIA classifies motorhome RVs into three types, all of which we manufacture and sell under the Winnebago and Newmar brand names, which are defined as follows:

Type	Description	Winnebago product offerings	Newmar product offerings
Class A	Built on a heavy truck chassis in both diesel and gas models with the ability to tow a small vehicle	Gas: Adventurer, Sunstar, and Vista	Gas: Bay Star and Bay Star Sport
		Diesel: Forza and Journey	Diesel: Canyon Star, Dutch Star, Essex, King Aire, Kountry Star, London Aire, Mountain Aire, New Aire, and Ventana
Class B	Built by adding a taller roof and amenities to an existing van, which allows for easy maneuvering	Gas: Solis and Travato	N/A
Diesel: Boldt, Era, Revel, and Roam
Class C	Built on a medium truck chassis in both diesel and gas models with similar features and amenities to Class A models	Gas: Ekko, Minnie Winnie, and Spirit	Diesel: Super Star and Supreme Aire
Diesel: Navion, Porto, View, and Vita

Our Class A, Class B, and Class C motorhome RVs are sold by dealers in the retail market with manufacturer's suggested retail prices ranging from approximately $140,000 to $1,650,000, which can vary depending on size and model, plus optional equipment and delivery charges. Our motorhome RVs range in length from 18 to 45 feet.

Motorhome RV parts and service activities represent revenues generated by service work we perform for retail customers at our Forest City, Iowa and Nappanee, Indiana facilities as well as revenues from the sale of unit parts. Our competitive strategy is to provide proprietary manufactured parts through our dealer network, which we believe increases customer satisfaction and the value of our motorhome RVs.

Marine
We manufacture and sell premium quality recreational boats under our Chris-Craft and Barletta brands through an established network of independent authorized dealers.

Type	Chris-Craft product offerings	Barletta product offerings
Boats	Calypso, Catalina, Launch, and Launch GT	Aria, Cabrio, Corsa, Lusso, and Reserve

Our boats are sold by dealers in the retail market with manufacturer's suggested retail prices ranging from approximately $60,000 to $770,000, which can vary depending on size and model, plus optional equipment and delivery charges.

Winnebago Specialty Vehicles
We manufacture accessibility enhanced motorhomes under the Winnebago brand name, which are vehicles with a wheelchair lift to allow individuals with physical disabilities access to the motorhome. In addition, we also manufacture other specialty commercial vehicles custom designed for the buyer's specific needs and requirements, such as law enforcement command centers, mobile medical clinics, and mobile office space. We also provide commercial vehicles as bare shells to third-party upfitters for conversion at their facilities. These specialty commercial vehicles are manufactured in Forest City, Iowa and sold through our dealer network.

Lithionics
On April 28, 2023, we acquired 100% of the equity interests Lithionics Battery, LLC and Lithionics LLC (collectively, "Lithionics"), a premier lithium-ion battery solutions provider to the recreational equipment and specialty vehicle markets. Using a proprietary battery management system called NeverDie® Technology, Lithionics offers a broad range of standard and custom-designed battery configurations delivering “house power” and supporting internal electrical features and appliances for a variety of outdoor products, including RVs, boats, specialty and other low-speed vehicles, as well as other industrial applications. These batteries are manufactured in Clearwater, Florida. Refer to Note 2 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K, for further detail regarding the acquisition.

Production
We generally produce towable RVs, motorhome RVs, and marine products made to order for dealers. We have some ability to increase our capacity by scheduling overtime and/or hiring additional production employees or to decrease our capacity through the use of shortened work weeks and/or reducing head count. We have long been known as an industry leader in innovation as each year we introduce new or redesigned products. These changes generally include new floor plans, features, functionality, and sizes as well as design and decor modifications. Most of our raw materials such as steel, aluminum, fiberglass, and wood products are obtainable from numerous sources.

Our towable RVs are produced at two assembly campuses located in Middlebury, Indiana. The majority of components are comprised of frames, appliances, and furniture, and are purchased from multiple suppliers.

Our motorhome RVs are produced in the states of Iowa and Indiana at five different assembly campuses. Our motorhome RV business utilizes vertically integrated supply streams, with the principal exceptions being chassis, engines, generators, and appliances that we purchase from multiple suppliers. Certain parts, especially motorhome RV chassis, are available from a small group of suppliers.

Our marine products are produced in the states of Indiana and Florida at two different assembly campuses. We manufacture certain components and purchase other components from suppliers and install them on the boat. Certain parts, especially motors, are available from a small group of suppliers.

Backlog
We strive to balance timely order fulfillment to our dealers with the lead times suppliers require to efficiently source materials and manage costs. Production facility constraints at peak periods also lead to fluctuations in backlog orders, which we manage closely. A more detailed description of our Towable RV, Motorhome RV, and Marine order backlog is included in Item 7 of Part II in this Annual Report on Form 10-K.

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
As of August 26, 2023, our RV and marine dealer network in the U.S. and Canada included approximately 750 physical dealer locations, many of which carry more than one of our brands. None of our dealer organizations accounted for more than 10% of our net revenues during each of the past three fiscal years.

We have sales and service agreements with most dealers, which are subject to annual review. Many of the dealers are also engaged in other areas of business, including the sale of automobiles, trailers, or boats, and most dealers carry one or more competitive lines of products. We continue to place high emphasis on the capability of our dealers to provide complete service for our products. Dealers are obligated to provide full service for owners of our products or, in lieu thereof, to secure such service from other authorized providers.

We advertise and promote our products through national trade magazines, product brochures, the Go RVing national advertising campaign sponsored by RVIA, our websites, social media, direct-mail advertising campaigns, various national promotional opportunities, and on a local basis through trade shows, television, radio, and newspapers, primarily in connection with area dealers.

Sales to dealers are made primarily on cash terms. Most dealers are financed on a "floorplan" basis under which a bank or finance company lends the dealer all, or substantially all, of the purchase price, collateralized by a security interest in the merchandise purchased. As is customary in the industries we serve, we typically enter into a repurchase agreement with a lending institution financing a dealer's purchase of our product upon the lending institution's request and after completion of a credit check of the dealer involved. Our repurchase agreements provide that, for up to 18 months after an RV unit is financed and up to 24 months after a marine unit is financed, in the event of default by the dealer on the agreement to pay the lending institution and repossession of the unit(s) by the lending institution, we will repurchase the financed merchandise from the lender at the amount then due, which is often less than dealer invoice. Our maximum exposure for repurchases can vary significantly, depending upon the level of dealer inventory, general economic conditions, demand for our products, dealer location, and access to and the cost of financing. See Note 12 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K, for more information.

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

We are also subject to regulations established by the Occupational Safety and Health Administration ("OSHA"). Our facilities are periodically inspected by federal and state agencies, such as OSHA. We are a member of RVIA, a voluntary association of RV manufacturers, which promulgates RV safety standards. We place an RVIA seal on each of our RVs to certify that the RVIA standards have been met. We believe that our products and facilities comply in all material respects with the applicable vehicle safety, consumer protection, RVIA, and OSHA regulations and standards.

Our operations are subject to a variety of federal and state environmental laws and regulations relating to the use, generation, storage, treatment, emission, labeling, and disposal of hazardous materials and wastes, and noise pollution. We believe that we are currently in compliance with applicable environmental laws and regulations in all material aspects.

Trademarks
Our products are marketed under a variety of valuable trademarks. Some of the more important trademarks used in our business include Winnebago, Grand Design, Newmar, Chris-Craft, Barletta and Lithionics. We protect these trademarks as appropriate through registrations in the U.S. and other jurisdictions. Depending on jurisdiction, trademarks are generally valid as long as they are in use or their registrations are properly maintained and they have not been found to have become generic. Registrations of trademarks can also generally be renewed indefinitely for as long as the trademarks are in use.

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

As of August 26, 2023, we employed approximately 6,250 persons, of which approximately 28% and 72% were non-production and production workers, respectively. In addition, approximately 18% and 82% were salaried and hourly employees, respectively. None of our employees are covered under a collective bargaining agreement. We believe our relations with our employees are good.

Commitment to Inclusion, Diversity, Equity, and Action ("IDEA")
We believe in the value of building a company and community where every person feels welcome, is treated fairly, and has an equal opportunity to succeed while bringing their authentic self to work. In our second year of implementing our “All In, Outdoors” roadmap, we continued to center creating a better sense of belonging in our workplace, our communities, and the outdoors. We advanced our strategy by listening and learning, including by establishing an IDEA Speaker series, where subject matter experts provide inspiration, tools, and resources to create an inclusive culture. In addition, our Courageous Conversations program helps build connections with employees through conversations that provide awareness and understanding around community and cultural sensitivities that can be difficult in the workplace. We launched our first employee resource group in 2022, the Women’s Inclusion Network ("WIN"), whose mission is to support the professional development of women by encouraging access to learning, mentoring, and networking. WIN’s goal is to provide programming and tools, increase women’s sense of belonging, and the percentage of women in leadership roles within our businesses. We remain involved with partners who help advance our goals including CEO Action for Diversity & Inclusion, Society of Women Engineers, Women in Manufacturing, RV Women’s Alliance, and more.

We are committed to increasing inclusion across our industry and beyond. Approximately 24% of our executive and senior leadership team members are women and 11% are racially or ethnically diverse. We continue to expand our partnerships with nonprofit organizations led by and for communities of color and women and organizations helping to diversify the talent pipeline including Camber Outdoors and the Society of Women Engineers.

We also recognize the importance of having diverse perspectives on our Board of Directors and aspire to promote diversity as we build and refresh our Board of Directors. Our IDEA framework, which serves as a roadmap to guide us forward on our inclusion journey, includes the Board of Directors, leadership development, and engagement. As of August 26, 2023, 22% of our Board of Directors were women, and 22% were racially or ethnically diverse.

We believe our company and our brands should reflect the diversity of outdoor enthusiasts. We also believe we thrive and are more successful when we empower, value, and respect our employees and our communities. We are committed to continuing to build a stronger, more inclusive culture and workplace.

Employee Well-being and Safety
Winnebago Industries is committed to designing, operating, and maintaining safe, controlled working conditions and a zero-harm culture. We operate under the principle that all workplace injuries and illnesses are predictable and preventable. We aspire to control all workplace exposures to risk on our road to zero-harm, and we embed safety as part of our DNA that guides our purpose, culture, and operations. With the mental, emotional, and physical well-being of our employees as a key focus, we have provided resources for employees to manage remote work and balance parental and other family responsibilities. In Fiscal 2023, our total recordable incident rate ("TRIR") was 4.93, a 16% improvement compared to 5.85 in Fiscal 2022. In Fiscal 2023, our days away restricted transfer rate ("DART") was 2.14, a 33% improvement compared to 3.20 in Fiscal 2022. We are an industry leader in workplace safety and our commitment to safety never stops.

Information about our Executive Officers

Name	Office (Year First Elected an Officer)	Age
Michael J. Happe	President and Chief Executive Officer (2016)	52
Ashis N. Bhattacharya	Senior Vice President, Business Development, Advanced Technology and Strategic Planning (2016)	61
Stacy L. Bogart	Senior Vice President, General Counsel, Secretary and Corporate Responsibility President, Winnebago Industries Foundation (2018)	60
Huw S. Bower	President, Winnebago Outdoors (2020)	49
Donald J. Clark	President, Grand Design RV (2016)	63
Bryan L. Hughes	Chief Financial Officer; Senior Vice President, Finance, Investor Relations and Information Technology (2017)	54
Casey J. Tubman	President, Newmar Corporation (2022)	51
Christopher D. West	Senior Vice President, Enterprise Operations and Barletta Boats (2016)	51
Bret A. Woodson	Senior Vice President, Human Resources and Corporate Relations (2015)	53

Officers are elected annually by the Board of Directors and hold office until their successors are chosen and qualify or until their death or resignation. There are no family relationships between or among any of the Executive Officers or Directors of the Company.

Mr. Happe joined Winnebago Industries in January 2016 as President and Chief Executive Officer. Prior to joining Winnebago, he had been employed by The Toro Company, a provider of outdoor maintenance and beautification products, from 1997 to 2016. He served as Executive Officer and Group Vice President of Toro's Residential and Contractor businesses from March 2012 to December 2015. From August 2010 to March 2012, he served as Toro's Vice President, Residential and Landscape Contractor Businesses. Prior to that, he held a series of senior leadership positions throughout his career across a variety of Toro's domestic and international divisions.

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

Mr. Hughes joined Winnebago Industries as Vice President, Chief Financial Officer of the Company in May 2017 and was appointed Senior Vice President, Finance, Information Technology and Strategic Planning, and Chief Financial Officer, in October 2020. Mr. Hughes joined Winnebago Industries from Ecolab, Inc., a global sustainability leader offering water, hygiene and infection prevention solutions and services to customers in the food, healthcare, life sciences, hospitality and industrial markets, where he served as Senior Vice President and Corporate Controller from 2014 to 2017, Vice President of Finance from 2008 to 2014 and in various management positions from 1996 to 2008. Prior to his employment with Ecolab, he worked for Ernst & Young, a public accounting firm.

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

Item 1A. Risk Factors.
Described below are certain risks that we believe apply to our business and the industries in which we operate. The following risk factors should be considered carefully in addition to the other information contained in this Annual Report on Form 10-K. The risks and uncertainties highlighted represent the most significant risk factors that we believe may adversely affect our business, financial condition, results of operations, cash flows, liquidity or access to sources of financing, and, consequently, the market value of our common stock. The risks and uncertainties discussed in this Annual Report on Form 10-K are not exclusive and other risk factors that we may consider immaterial or do not anticipate may emerge as significant risks and uncertainties.

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
Our business is affected by the availability and terms of the financing to dealers. Generally, RV and marine dealers finance their purchases of inventory with financing provided by lending institutions. One financial flooring institution held approximately 33% of our total financed dealer inventory dollars that were outstanding at August 26, 2023. In the event that this lending institution limits or discontinues dealer financing, we could experience a material adverse effect on our results of operations.

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

If we are unable to properly forecast future demand of our products, our production levels may not meet demand, which could negatively impact our operating results.
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

An increase in dealer consolidation or the loss of a significant dealer could have a material adverse effect on our business.
In recent periods there has been an increase in acquisitions and consolidation across the U.S. RV independent dealer network. Although none of our dealer organizations accounted for more than 10% of our net revenues during each of the past three fiscal years, continued consolidation of independent dealers could have a material adverse impact on our operating results and our exposure to repurchase obligations. In addition, the loss of a significant dealer could have a material adverse effect on our results of operations.

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
Most of our RV and marine components are readily available from numerous sources. However, a few of our components are produced by a small group of suppliers. In Fiscal 2023, one of our suppliers individually accounted for approximately 15% of our consolidated raw material purchases. In the case of motorhome RV chassis, Mercedes-Benz (USA and Canada), Stellantis N.V., Freightliner Trucks, Ford Motor Company, and Spartan RV Chassis are our major suppliers. Our relationship with our chassis suppliers is similar to our other supplier relationships in that no specific contractual commitments are engaged in by either party. This means that we do not have minimum purchase requirements, and our chassis suppliers do not have minimum supply requirements. Our chassis suppliers also supply to our competitors. Historically, chassis suppliers resort to an industry-wide allocation system during periods when supply is restricted. These allocations have been based on the volume of chassis previously purchased, which could mean our larger competitors could receive more chassis in a time of scarcity. Sales of motorhome RVs rely on chassis supply and are affected by shortages, instability, or recalls from time to time. For example, in the first quarter of Fiscal 2023, the Mercedes-Benz Sprinter chassis became subject to a recall notice, which temporarily suspended all retail sales and wholesale shipments of our products built on this chassis until a recall remedy was implemented. The remedy was implemented in the second quarter of Fiscal 2023 in cooperation with Mercedes-Benz AG. Within our marine businesses, we purchase a significant portion of our motors from Mercury Marine, which makes us reliant on them for the supply of these engines. If we experience delays and disruptions in obtaining these engines, we may be unable to fulfill orders and deliver our products to our customers in a timely manner. Furthermore, decisions by our suppliers to decrease production, production delays or work stoppages by the employees of such suppliers, or price increases could have a material adverse effect on our ability to produce our products and ultimately, on our results of operations, financial condition, and cash flows. For example, on September 15, 2023, the United Auto Workers Union ("UAW") announced targeted strikes impacting certain auto manufacturers from which we purchase chassis. While we do not expect immediate disruption from the strike, the situation remains dynamic, and the exact magnitude and duration is difficult to predict at this time. However, if the labor disputes are prolonged, there could be an adverse impact on our business, financial condition and results of operations.

Our operations are primarily centered in northern Iowa and northern Indiana. Any disruption or delay at our primary manufacturing facilities could adversely affect our business and operating results.
We currently manufacture most of our products in northern Iowa and northern Indiana. We also have relatively small manufacturing operations on the Gulf Coast of Florida. These facilities may be affected by natural or man-made disasters and other external events. In the event that one of our manufacturing facilities was affected by a disaster or other event, we could be forced to shift production to one of our other manufacturing facilities or to cease operations. Although we maintain insurance for damage to our property and disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses. Any disruption in our manufacturing capacity could have an adverse impact on our ability to produce sufficient inventory of our products or may require us to incur additional expenses in order to produce sufficient inventory, and therefore, may adversely affect our net sales and operating results. Any disruption or delay at our manufacturing facilities could impair our ability to meet the demands of our customers, and our customers may cancel orders or purchase products from our competitors, which could adversely affect our business and operating results.

Unanticipated changes to our dealer inventory levels could negatively impact our operating results.
We sell many of our products through our independent dealer network and are subject to risks relating to their inventory management decisions and operational and sourcing practices. Our dealers carry inventories of our products as part of their ongoing operations and adjust those inventories based on their assessments of future needs. Such adjustments may impact our inventory management and working capital goals as well as operating results. If the inventory levels of our dealers are higher than they desire, they may postpone product purchases from us, which could cause our sales to be lower than the end-user retail demand for our products and negatively impact our inventory management and working capital goals as well as our operating results.

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
Our ability to meet our strategic objectives and otherwise grow our business will depend to a significant extent on the continued contributions of our leadership team. Our future success will also depend in large part on our ability to identify, attract, and retain other highly qualified managerial, technical, sales and marketing, operations, and customer service personnel. Competition for these individuals in our manufacturing markets is intense, and supply is limited. Since we operate in a competitive labor market, there is a risk that market increases in compensation could have an adverse effect on our business. We may not succeed in identifying, attracting, or retaining qualified personnel on a cost-effective basis. The loss or interruption of services of any of our key personnel, inability to identify, attract, or retain qualified personnel in the future, delays in hiring qualified personnel, or any employee work slowdowns, strikes, or similar actions could make it difficult for us to conduct and manage our business and meet key objectives, which could harm our business, financial condition, and operating results.

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

Information Systems, Legal and Regulatory Risks
We may be subject to information technology system failures, inefficiencies associated with system implementations, network disruptions, and breaches in data security that could adversely affect our business. Failure to prevent or effectively respond to a breach or system failure could expose our customers', clients', or suppliers' confidential information and expose us to substantial costs and reputational damage as well as litigation and enforcement actions.
We rely on our information systems and web applications to support our business operations, including but not limited to procurement, supply chain, manufacturing, distribution, warranty administration, invoicing, and collection of payments. We use information systems to record and report our operational results. Additionally, we rely upon information systems in our sales, marketing, human resources, and communication efforts. Due to our reliance on our information systems, our business processes may be negatively impacted in the event of substantial disruption of service. In addition, continued integration and development of new systems have resulted, and may in the future result in operational inefficiencies that adversely impact our results of operations. Further, we have security systems in place with the intent of maintaining the physical security of our facilities and protecting our customers', clients', and suppliers' confidential information and information related to identifiable individuals against unauthorized access through our information systems or by other electronic transmission or through the misdirection, theft, or loss of physical media. Misuse, leakage, falsification, or breach of security of information could result in a violation of privacy laws and damage our reputation which could, in turn, have a negative impact on our results. Because the technologies used to obtain unauthorized access are constantly changing and becoming increasingly more sophisticated and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement sufficient preventative measures. If we fail to maintain or protect our information systems and web applications effectively, we could experience adverse consequences that could have a material effect on our business. Amongst other things, the impact could include interruptions or delays in our ability to access information, data loss, processing inefficiencies, lost revenues or other costs resulting from shutdowns, unfavorable publicity, governmental inquiry and oversight, difficulty in marketing our services, allegations by our customers and clients that we have not performed our contractual obligations, litigation by affected parties, and possible financial obligations for damages related to the theft or misuse of such information.

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

We are also subject to federal and numerous state consumer protection and unfair trade practice laws and regulations relating to the sale, transportation, and marketing of motor vehicles, including so-called "Lemon Laws." Federal and state laws and regulations also impose upon vehicle operators various restrictions on the weight, length, and width of motor vehicles, including motorhome RVs that may be operated in certain jurisdictions or on certain roadways. Certain jurisdictions also prohibit the sale of vehicles exceeding length restrictions.

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

Our ESG commitments may impact our reputation, expose us to additional costs, or have other impacts which could adversely affect our business, financial condition, or results of operations.
There has been an increased focus from regulators, investors, employees, consumers, and other stakeholders relating to ESG practices. We periodically communicate our ESG initiatives, which include prioritizing ethics and integrity, safety, people, diversity, equity and inclusion, community, waste, emissions, and product stewardship. Failure to meet our commitments, respond to regulatory requirements, or advance our initiatives could adversely impact our reputation, as well as the demand for our products. In addition, achieving these initiatives may result in increased costs, which could have a material adverse impact on our business, financial condition, or results of operations.

Financial Risks
An impairment in the carrying value of goodwill and trade names could negatively impact our consolidated results of operations.
Goodwill and indefinite-lived intangible assets, such as our trade names in certain instances, are recorded at fair value at the time of acquisition and are not amortized but are reviewed for impairment at least annually or more frequently if impairment indicators arise. Our determination of whether goodwill impairment has occurred is based on a comparison of each of our reporting units’ fair value with its carrying value. Significant and unanticipated changes in circumstances, such as significant and long-term adverse changes in business climate, unanticipated competition, and/or changes in technology or markets, could require a provision for impairment in a future period that could negatively impact our results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The principal facilities used in our operations are in the following locations:

Segment	Location	Status	Primary Use
Towable RV	Elkhart, Indiana	Leased	Manufacturing(1)
Towable RV	Middlebury, Indiana	Owned	Manufacturing(1) and office space
Towable RV	Middlebury, Indiana	Leased	Manufacturing(1) and office space
Towable RV	White Pigeon, Michigan	Leased	Manufacturing(1)
Motorhome RV	Charles City, Iowa	Owned	Manufacturing(1)
Motorhome RV	Forest City, Iowa	Owned	Manufacturing(1) and office space
Motorhome RV	Lake Mills, Iowa	Owned	Manufacturing(1)
Motorhome RV	Nappanee, Indiana	Owned	Manufacturing(1) and office space
Motorhome RV	Nappanee, Indiana	Leased	Manufacturing(1)
Motorhome RV	Waverly, Iowa	Owned	Manufacturing(1)
Marine	Bristol, Indiana	Leased	Manufacturing(1)
Marine	Bristol, Indiana	Owned	Manufacturing(1) and office space
Marine	Sarasota, Florida	Owned	Manufacturing(1) and office space
Corporate / All Other	Clearwater, Florida	Leased	Manufacturing(1) and office space
Corporate / All Other	Eden Prairie, Minnesota	Leased	Office space
Corporate / All Other	Forest City, Iowa	Owned	Manufacturing(1)
Corporate / All Other	Savage, Minnesota	Leased	Research and development, and office space
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

Under our Senior Secured Notes and ABL Credit Facility, we have encumbered substantially all of our real property for the benefit of the lenders thereunder. For additional information, see Note 9 in the Notes to Consolidated Financial Statements, included in

Item 8 of Part II in this Annual Report on Form 10-K. Also see Note 10 in the Notes to Consolidated Financial Statements included in Item 8 of Part II in this Annual Report on Form 10-K for more information regarding our leased facilities.

Item 3. Legal Proceedings.
For a description of our legal proceedings, see Note 12 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures.
Not Applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is listed on the New York Stock Exchange under the ticker symbol of WGO. As of October 12, 2023, there were 2,050 shareholders of record.

Dividends
On August 16, 2023, our Board of Directors declared a quarterly cash dividend of $0.31 per share, totaling $9.2 million, to be paid on September 27, 2023 to common shareholders of record at the close of business on September 13, 2023. Dividends are generally declared each quarter, and the Board of Directors currently intends to continue to pay quarterly cash dividends; however, declaration of future dividends, if any, will be based on several factors including our financial performance, outlook, and liquidity.

Our outstanding notes, as further described in Note 9 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K, contains restrictions that may limit our ability to pay dividends.

Issuer Purchases of Equity Securities
Our ABL Credit Facility contains restrictions that may limit our ability to make distributions or payments with respect to purchases of our common stock without consent from the lenders, except for limited purchases of our common stock from employees, in the event of a significant reduction in our EBITDA or in the event of a significant borrowing on our ABL Credit Facility. Our Senior Secured Notes also contain covenants that may limit our ability to make distributions or payments with respect to purchases of our common stock. See additional information on our ABL Credit Facility and our Senior Secured Notes in Note 9 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K.

On August 17, 2022, our Board of Directors authorized a share repurchase program in the amount of $350.0 million with no time restriction on the authorization. This share repurchase program was effective immediately and replaced the prior program that was fully depleted in the fourth quarter of Fiscal 2022.

During Fiscal 2023, we repurchased approximately 795,000 shares of our common stock at a cost of $50.0 million, and approximately 90,000 shares of our common stock at a cost of $5.1 million to satisfy tax obligations on employee equity awards as they vested. We continually evaluate if share repurchases reflect a prudent use of our capital and, subject to compliance with our ABL Credit Facility and outstanding Senior Secured Notes, we may purchase shares in the future. As of August 26, 2023, we have $300.0 million remaining on our Board of Directors approved repurchase authorization.

Purchases of our common stock during each fiscal month of the fourth quarter of Fiscal 2023 are as follows:

Period	Total Number of Shares Purchased(1,2)	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1,2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
05/28/23 - 07/01/23	93,729	$64.09	93,606	$324.0
07/02/23 - 07/29/23	281,394	67.56	281,209	305.0
07/30/23 - 08/26/23	76,011	68.12	73,407	300.0
Total	451,134	$66.93	448,222	$300.0
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

Stock Performance Graph
The following graph compares our five-year cumulative total shareholder return (including reinvestment of dividends) with the cumulative total return on the Standard & Poor's 500 Index, the Russell 3000 Recreational Vehicles and Boats Subsector Index, and the peer group used in previously filings, consisting of THOR Industries, Inc., Polaris Inc., and Brunswick Corporation. The Russell 3000 Recreational Vehicles and Boats Subsector Index replaces the peer group in this analysis and going forward, as it is a widely utilized industry index that is representative of our current business. It is assumed in the graph that $100 was invested in our common stock, in the Standard & Poor's 500 Index and in the stocks of the peer group companies on August 25, 2018 and that all dividends received within a quarter were reinvested in that quarter. In accordance with the guidelines of the SEC, the shareholder return for each entity in the peer group index has been weighted on the basis of market capitalization as of each annual measurement date set forth in the graph.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100

250
200
150
100
50
Index Value
08/25/2018
08/31/2019
08/29/2020
08/28/2021
08/27/2022
08/26/2023
Period Ended
Winnebago Industries, Inc.
S&P 500 Index
Russell 3000 Recreational Vehicles and Boats Subsector Index
Peer Group

	Base Period
Company/Index	August 25, 2018	August 31, 2019	August 29, 2020	August 28, 2021	August 27, 2022	August 26, 2023
Winnebago Industries, Inc.	$100.00	$86.98	$160.25	$202.11	$171.27	$181.21
S&P 500 Index	100.00	103.93	126.99	165.71	151.34	167.15
Russell 3000 Recreational Vehicles and Boats Subsector Index	100.00	72.24	105.12	134.70	121.12	120.10
Peer Group	100.00	68.41	103.66	139.25	115.72	123.13
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

The year-over-year comparisons in this MD&A are as of and for the fiscal years ended August 26, 2023 and August 27, 2022, unless stated otherwise. The discussion of Fiscal 2021 results and related year-over-year comparisons as of and for the fiscal years ended August 27, 2022 and August 28, 2021 are found in Item 7 of Part II of our Form 10-K for the fiscal year ended August 27, 2022.

Overview
Winnebago Industries, Inc. is one of the leading North American manufacturers of recreation vehicles ("RVs") and marine products with a diversified portfolio used primarily in leisure travel and outdoor recreational activities. We also design and manufacture advanced battery solutions that deliver “house power,” supporting internal electrical features and appliances for a variety of outdoor products including RVs, boats, specialty and other low-speed vehicles, as well as other industrial applications. We produce our motorhome RV units in Iowa and Indiana; our towable RV units in Indiana; and our marine units in Indiana and Florida. We distribute our RV and marine products primarily through independent dealers across the U.S. and Canada, who then retail the products to the end consumer. We also distribute our marine products internationally through independent dealers, who then retail the products to the end consumer. Our battery solutions are primarily sold to customers in the U.S.

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

Known Trends and Uncertainties
Our business continues to be challenged by macroeconomic conditions impacting retail consumers, such as inflation and rising interest rates. These factors have contributed to lower consumer spending and reduced short-term demand for large discretionary products such as RVs and marine products. In the fourth quarter of 2023, these trends resulted in decreased sales due to declines in unit volume associated with the retail market conditions and a cautious dealer network. In response, we are working closely with dealer partners across all our segments to align field inventory levels to meet end consumer demand. We anticipate that as field inventory levels further normalize and consumer demand stabilizes, dealers will exhibit a growing willingness to replenish inventories in the second half of Fiscal 2024. We continue to produce and ship in accordance with dealer demand as evidenced and requested by dealer orders.

Despite the current economic uncertainty, we believe in the long-term health of consumer demand for RV and marine products.

Other Matters
On September 15, 2023, the UAW announced targeted strikes impacting certain auto manufacturers from which we purchase chassis. While we do not expect immediate disruption from the strike, the situation remains dynamic, and the exact magnitude and duration is difficult to predict at this time. Refer to Item 1A — Risk Factors in this Annual Report on Form 10-K for additional information.
In the first quarter of Fiscal 2023, Mercedes-Benz AG issued a global recall related to an electronic parking brake defect affecting 2019 through 2022 Sprinter chassis. As a result, all retail sales and wholesale shipments of our products built on this chassis were temporarily suspended until a recall remedy was implemented. During the second quarter of Fiscal 2023, the recall remedy was implemented in cooperation with Mercedes-Benz AG. This recall impacted our Motorhome RV segment net sales and profitability in Fiscal 2023.

Non-GAAP Financial Measures
This MD&A includes financial information prepared in accordance with generally accepted accounting principles ("GAAP"), as well as certain adjusted or non-GAAP financial measures, such as EBITDA and Adjusted EBITDA. EBITDA is defined as net income before interest expense, provision for income taxes, and depreciation and amortization expense. Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation and amortization expense, and other pretax adjustments made in order to present comparable results from period to period.

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

Included in "Results of Operations - Fiscal 2023 Compared to Fiscal 2022" is a reconciliation of EBITDA and Adjusted EBITDA from net income, the most directly comparable GAAP measure. We have included these non-GAAP performance measures as a comparable measure to illustrate the effect of non-recurring transactions that occurred during the reported periods and to improve comparability of our results from period to period. We believe Adjusted EBITDA provides meaningful supplemental information about our operating performance as this measure excludes amounts from net income that we do not consider part of our core operating results when assessing our performance. Examples of items excluded from Adjusted EBITDA include acquisition-related costs, litigation reserves, restructuring expenses, gain or loss on property, plant, and equipment, contingent consideration fair value adjustment, and non-operating income or loss.

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

Results of Operations - Fiscal 2023 Compared to Fiscal 2022

Consolidated Performance Summary
The following is an analysis of changes in key items included in the statements of operations for the fiscal year ended August 26, 2023 compared to the fiscal year ended August 27, 2022:

(in millions, except per share data)	2023	% of Revenues(1)	2022	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$3,490.7	100.0%	$4,957.7	100.0%	$(1,467.1)	(29.6)%
Cost of goods sold	2,904.6	83.2%	4,028.4	81.3%	(1,123.8)	(27.9)%
Gross profit	586.1	16.8%	929.3	18.7%	(343.3)	(36.9)%
Selling, general, and administrative expenses ("SG&A")	267.7	7.7%	316.4	6.4%	(48.7)	(15.4)%
Amortization	17.7	0.5%	29.4	0.6%	(11.7)	(39.8)%
Total operating expenses	285.4	8.2%	345.8	7.0%	(60.5)	(17.5)%
Operating income	300.7	8.6%	583.5	11.8%	(282.8)	(48.5)%
Interest expense, net	20.5	0.6%	41.3	0.8%	(20.7)	(50.1)%
Non-operating loss	1.0	—%	27.5	0.6%	(26.5)	(96.5)%
Income before income taxes	279.2	8.0%	514.7	10.4%	(235.6)	(45.8)%
Provision for income taxes	63.3	1.8%	124.1	2.5%	(60.8)	(49.0)%
Net income	$215.9	6.2%	$390.6	7.9%	$(174.8)	(44.7)%

Diluted earnings per share	$6.23		$11.84		$(5.61)	(47.4)%
Diluted weighted average shares outstanding	35.4		33.0		2.5	7.5%
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided. In addition, percentages may not add in total due to rounding.

Net revenues decreased primarily due to lower unit sales related to retail market conditions and higher discounts and allowances compared to prior year, partially offset by carryover price increases.

Gross profit as a percentage of revenue decreased primarily due to volume deleverage and higher discounts and allowances compared to prior year.

Operating expenses decreased primarily due to lower incentive and volume-based compensation related to performance, lower amortization related to Barletta intangible assets, lower legal settlement expenses, and other cost reduction efforts, partially offset by strategic investments.

Non-operating loss decreased due to a lower contingent consideration fair value adjustment related to the earnout from the acquisition of Barletta.

Our effective tax rate decreased primarily due to both an increase in tax credits year-over-year over decreased income in the current year and favorable return to provision adjustments.

Non-GAAP Reconciliation
The following table reconciles net income to consolidated EBITDA and Adjusted EBITDA for Fiscal 2023 and 2022:

(in millions)	2023	2022
Net income	$215.9	$390.6
Interest expense, net	20.5	41.3
Provision for income taxes	63.3	124.1
Depreciation	29.2	24.2
Amortization	17.7	29.4
EBITDA	346.6	609.6
Acquisition-related costs	7.5	5.2
Litigation reserves	(0.4)	6.6
Contingent consideration fair value adjustment	0.6	29.4
Non-operating loss (income)	0.4	(1.9)
Adjusted EBITDA	$354.7	$648.9

Reportable Segment Performance Summary
Towable RV
The following is an analysis of key changes in our Towable RV segment for Fiscal 2023 and 2022:

(in millions, except ASP and units)	2023	% of Revenues (1)	2022	% of Revenues (1)	$ Change(1)	% Change(1)
Net revenues	$1,415.3		$2,597.4		$(1,182.1)	(45.5)%
Adjusted EBITDA	172.1	12.2%	383.6	14.8%	(211.5)	(55.1)%

Average Selling Price ("ASP")(2)	45,568		43,038		2,530	5.9%

Unit deliveries	2023	Product Mix(3)	2022	Product Mix(3)	Unit Change	% Change
Travel trailer	21,352	68.8%	40,739	68.1%	(19,387)	(47.6)%
Fifth wheel	9,701	31.2%	19,125	31.9%	(9,424)	(49.3)%
Total Towable RV	31,053	100.0%	59,864	100.0%	(28,811)	(48.1)%

	August 26, 2023	August 27, 2022	Change(1)	% Change(1)
Backlog(4)
Units	5,111	14,588	(9,477)	(65.0)%
Dollars	$208.1	$576.5	$(368.4)	(63.9)%
Dealer Inventory
Units	16,744	22,797	(6,053)	(26.6)%
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided.
(2)    ASP excludes off-invoice dealer incentives.
(3)    Percentages may not add due to rounding differences.
(4)    Our backlog includes all accepted orders from dealers which generally have been requested to be shipped within the next six months. Orders in backlog generally can be cancelled or postponed at the option of the dealer at any time without penalty; therefore, backlog may not necessarily be an accurate measure of future sales.

Net revenues decreased primarily due to a decline in unit volume associated with retail market conditions, a reduction in dealer inventories, and higher levels of discounts and allowances compared to prior year, partially offset by carryover price increases.

Adjusted EBITDA margin decreased primarily due to volume deleverage and higher discounts and allowances compared to prior year, partially offset by successful cost reduction initiatives and favorable warranty experience.

Backlog decreased compared to the prior year due to continued softness in retail conditions and a cautious dealer network.

Motorhome RV
The following is an analysis of key changes in our Motorhome RV segment for Fiscal 2023 and 2022:

(in millions, except ASP and units)	2023	% of Revenues(1)	2022	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$1,560.1		$1,911.2		$(351.1)	(18.4)%
Adjusted EBITDA	142.0	9.1%	238.0	12.5%	(96.0)	(40.3)%

ASP(2)	185,514		156,917		28,597	18.2%

Unit deliveries	2023	Product Mix(3)	2022	Product Mix(3)	Unit Change	% Change
Class A	2,142	25.5%	2,640	21.9%	(498)	(18.9)%
Class B	3,845	45.8%	6,748	56.0%	(2,903)	(43.0)%
Class C	2,407	28.7%	2,670	22.1%	(263)	(9.9)%
Total Motorhome RV	8,394	100.0%	12,058	100.0%	(3,664)	(30.4)%

	August 26, 2023	August 27, 2022	Change(1)	% Change(1)
Backlog(4)
Units	3,828	12,024	(8,196)	(68.2)%
Dollars	$688.6	$1,687.6	$(999.0)	(59.2)%
Dealer Inventory
Units	4,068	3,824	244	6.4%
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided.
(2)    ASP excludes off-invoice dealer incentives.
(3)    Percentages may not add due to rounding differences.
(4)    Our backlog includes all accepted orders from dealers which generally have been requested to be shipped within the next six months. Orders in backlog can be cancelled or postponed at the option of the dealer at any time without penalty; therefore, backlog may not necessarily be an accurate measure of future sales.

Net revenues decreased primarily due to a decline in unit volume related to retail market conditions and higher levels of discounts and allowances compared to prior year, partially offset by price increases related to higher chassis costs.

Adjusted EBITDA margin decreased due to volume deleverage, higher discounts and allowances, and operational efficiency challenges.

Backlog decreased due to continued softness in retail conditions and a cautious dealer network.

Marine
The following is an analysis of key changes in our Marine segment for Fiscal 2023 and 2022:

(in millions, except ASP and units)	2023	% of Revenues(1)	2022	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$469.7		$425.3		$44.4	10.5%
Adjusted EBITDA	60.5	12.9%	60.8	14.3%	(0.3)	(0.6)%

ASP(2)	83,060		75,023		8,037	10.7%

Unit deliveries	2023	2022	Unit Change	% Change
Boats	5,714	5,692	22	0.4%

	August 26, 2023	August 27, 2022	Change(1)	% Change(1)
Backlog(3)
Units	2,545	3,595	(1,050)	(29.2)%
Dollars	$194.7	$314.7	$(120.0)	(38.1)%
Dealer Inventory(4)
Units	3,376	2,077	1,299	62.5%
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided.
(2)    ASP excludes off-invoice dealer incentives.
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
Net revenues increased primarily due to price increases, partially offset by higher discounts and allowances.

Adjusted EBITDA margin decreased due to higher discounts and allowances compared to prior year.

Backlog decreased primarily driven by cautious dealer sentiment related to rising inventory levels.

Analysis of Financial Condition, Liquidity, and Capital Resources

Cash Flows
The following table summarizes our cash flows from total operations for Fiscal 2023 and 2022:

(in millions)	2023	2022
Total cash provided by (used in):
Operating activities	$294.5	$400.6
Investing activities	(170.0)	(315.7)
Financing activities	(96.8)	(237.3)
Net increase (decrease) in cash and cash equivalents	$27.7	$(152.4)

Operating Activities
During Fiscal 2023, cash provided by operating activities was $294.5 million compared to $400.6 million in Fiscal 2022. The decrease is primarily driven by lower profitability adjusted for non-cash items, partially offset by net favorable changes in operating assets and liabilities. The favorable impact of operating assets and liabilities is primarily due to changes in accounts receivable due to lower sales and timing of invoicing/collections, and changes in inventory due to elevated purchases in Fiscal 2022 to support customer demand, partially offset by a decrease in accounts payable due to lower purchasing requirements.

Investing Activities
Cash used in investing activities decreased in Fiscal 2023 compared to Fiscal 2022 primarily due to our acquisition of Barletta during the first quarter of Fiscal 2022 compared to the acquisition of Lithionics during the third quarter of Fiscal 2023.

Financing Activities
Cash used in financing activities decreased in Fiscal 2023 compared to Fiscal 2022 primarily due to a decrease in share repurchases in Fiscal 2023.

Debt and Capital
We maintain a $350.0 million asset-based revolving credit facility ("ABL Credit Facility") with a maturity date of July 15, 2027 subject to certain factors which may accelerate the maturity date. As of August 26, 2023, we had $309.9 million in cash and cash equivalents and no borrowings against the ABL Credit Facility. Our cash and cash equivalent balances consist of high quality, short-term money market instruments.

On July 8, 2020, we closed our private offering (the “Senior Secured Notes Offering”) of $300.0 million aggregate principal amount of 6.25% Senior Secured Notes due 2028 (the “Senior Secured Notes”).

On November 1, 2019, we issued $300.0 million in aggregate principal amount of 1.5% unsecured Convertible Senior Notes due 2025 (“Convertible Notes”), which were used to partially fund the Newmar acquisition.

We continue to evaluate the financial stability of the counterparties and counterparty risk for the Convertible Notes, the Senior Secured Notes, and the ABL Credit Facility.

Refer to Note 9 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K for additional information.

Other Financial Measures
Working capital as of August 26, 2023 and August 27, 2022 was $600.7 million and $571.7 million, respectively.

Capital Expenditures
We anticipate capital expenditures in Fiscal 2024 of approximately $60.0 million to $80.0 million. We will continue to support organic growth through facility improvements to benefit a safer operating environment, operational improvements, and investments in software and our digital capabilities. We believe cash on hand, funds generated from operations, and the borrowing capacity available under our ABL Credit Facility and other debt instruments will be sufficient to support our capital expenditures for the foreseeable future.
Share Repurchases and Dividends
We repurchase our common stock and pay dividends pursuant to programs approved by our Board of Directors. Our long-term capital allocation strategy is to first fund operations and investments in growth, maintain reasonable liquidity, maintain a leverage ratio that reflects a prudent capital structure in light of the cyclical industries we compete in, and then return excess cash over time to shareholders through dividends and share repurchases. Refer to Item 5 of Part II of this Annual Report on Form 10-K for discussion about our share repurchase program and dividend declared on August 16, 2023.

Cash Requirements
Our cash requirements within the next twelve months include accounts payable, accrued expenses, purchase commitments and other current liabilities.

Our cash requirements greater than twelve months from various contractual obligations and commitments include:

Debt Obligations and Interest Payments
Refer to Note 9 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K for information regarding our debt and the timing of expected future principal and interest payments. Interest payments are based on fixed interest rates for the Senior Secured Notes and Convertible Notes.

Operating and Finance Leases
Refer to Note 10 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K for information regarding our lease obligations and the timing of expected future payments.

Deferred Compensation Obligations
Refer to Note 11 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K for information regarding our deferred compensation plans. We expect to pay $1.8 million in the next 12 months and $7.9 million beyond 12 months.

Contracted Services
Contracted services include agreements with third-party service providers primarily for software, payroll services, and equipment maintenance services for periods up to Fiscal 2026. We expect to pay approximately $16.8 million in the next 12 months and approximately $26.2 million beyond 12 months.

Contingent Repurchase Obligations
Refer to Note 12 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K for information regarding our contingent repurchase commitment and estimated obligation, most of which we expect to expire within one year.

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

Our critical accounting policies are discussed in Note 1 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K. We believe that the following accounting policies and estimates are the most critical to aid in fully understanding and evaluating our reported financial results. These estimates require our most difficult, subjective, or complex judgments because they relate to matters that are inherently uncertain. We have reviewed these critical accounting policies and estimates and related disclosures with the Audit Committee of our Board of Directors.

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

Goodwill and Indefinite-lived Intangible Assets
We test goodwill and other indefinite-lived intangible assets (trade names in certain instances) for impairment at least annually in the fourth quarter and more frequently if events or circumstances occur that would indicate a reduction in fair value. Our test of impairment begins by either performing a qualitative evaluation or a quantitative test:

•Qualitative evaluation - Performed to determine whether it is more likely than not that the carrying value of goodwill or the indefinite-lived trade name exceeds the fair value of the asset. During our qualitative assessment, we make significant estimates, assumptions, and judgments, including, but not limited to, the macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of the Company and the reporting units, changes in our share price, and relevant company-specific events. If we determine that it is more likely than not that the carrying value of the goodwill or indefinite-lived trade name exceeds the fair value, we perform the quantitative test to determine the amount of the impairment.

•Quantitative test - Used to calculate the fair value of goodwill or the indefinite-lived trade name. If the carrying value of the reporting unit or indefinite-lived trade name exceeds the fair value, the impairment is calculated as the difference between the carrying value and fair value. Our goodwill fair value model uses a blend of the income (discounted future cash flow) and market (guideline public company) approaches, which includes the use of significant unobservable inputs (Level 3 inputs). Our indefinite-lived trade name fair value model uses the income (relief-from-royalty) approach, which includes the use of significant unobservable inputs (Level 3 inputs). During these valuations, we make significant estimates, assumptions, and judgments, including current and projected future levels of income based on management’s plans, business trends, market and economic conditions, and market-participant considerations.

Actual results may differ from assumed and estimated amounts. No impairments were recorded in Fiscal 2023, 2022, and 2021. For further information regarding goodwill and intangible assets, see Note 7 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K.

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

A significant increase in dealership labor rates, the cost of parts, or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize. A hypothetical change of a 10% increase or decrease in our warranty liability as of August 26, 2023 would not have a material effect on our net income.

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

Interest Rate Risk
The ABL Credit Facility is our only floating rate debt instrument, which remains undrawn as of August 26, 2023.

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
Based on its assessment, management has concluded that the Company's internal control over financial reporting was effective as of August 26, 2023.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's financial statements included in this Annual Report on Form 10-K, has issued a report included herein, which expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Michael J. Happe	/s/ Bryan L. Hughes
Michael J. Happe	Bryan L. Hughes
President, Chief Executive Officer	Senior Vice President, Chief Financial Officer

October 18, 2023	October 18, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Winnebago Industries, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Winnebago Industries, Inc. and subsidiaries (the "Company") as of August 26, 2023, and August 27, 2022, the related consolidated statements of income, changes in shareholders' equity, and cash flows, for each of the three years in the period ended August 26, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 26, 2023, and August 27, 2022, and the results of its operations and its cash flows for each of the three years in the period ended August 26, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 26, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 18, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Product Warranties – Grand Design – Refer to Note 8 to the financial statements.
Critical Audit Matter Description
The Company provides certain service and warranty on its products. Estimated costs related to product warranty are accrued at month-end based upon historical warranty claims and unit sales history. Estimates are adjusted as needed to reflect actual costs incurred as information becomes available. Grand Design RV, LLC (“Grand Design”) was founded in 2013 and acquired by the Company in November 2016 and makes up the majority of the Company’s $98 million product warranty accrual as of August 26, 2023.

We identified the product warranty accrual for Grand Design as a critical audit matter because of the significant judgments made by management to estimate costs related to product warranties at the time of sale. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s estimates of future warranty claims based on historical claims paid, specifically due to Grand Design’s significant growth since inception, introduction of new product lines, and relatively short history of warranty claims paid from which to develop product warranty estimates.

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

•We assessed management’s methodology and tested the valuation of the product warranty accrual by developing an expectation for the accrual based on changes in units in warranty and warranty claims paid and compared our expectation to the amount recorded by management.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
October 18, 2023

We have served as the Company's auditor since fiscal 1986.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Winnebago Industries, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Winnebago Industries, Inc. and subsidiaries (the “Company”) as of August 26, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 26, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended August 26, 2023, of the Company and our report dated October 18, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
October 18, 2023

Winnebago Industries, Inc.
Consolidated Statements of Income
(in millions, except per share data)

For the fiscal year ended	August 26, 2023	August 27, 2022	August 28, 2021
Net revenues	$3,490.7	$4,957.7	$3,629.8
Cost of goods sold	2,904.6	4,028.4	2,979.4
Gross profit	586.1	929.3	650.4
Selling, general, and administrative expenses	267.7	316.4	228.6
Amortization	17.7	29.4	14.4
Total operating expenses	285.4	345.8	243.0
Operating income	300.7	583.5	407.4
Interest expense, net	20.5	41.3	40.4
Non-operating loss (income)	1.0	27.5	(0.5)
Income before income taxes	279.2	514.7	367.5
Provision for income taxes	63.3	124.1	85.6
Net income	$215.9	$390.6	$281.9

Earnings per common share:
Basic	$7.12	$12.03	$8.41
Diluted	$6.23	$11.84	$8.28

Weighted average common shares outstanding:
Basic	30.3	32.5	33.5
Diluted	35.4	33.0	34.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Balance Sheets
(in millions, except per share data)

	August 26, 2023	August 27, 2022
Assets
Current assets
Cash and cash equivalents	$309.9	$282.2
Receivables, less allowance for doubtful accounts ($0.4 and $0.6, respectively)	178.5	254.1
Inventories, net	470.6	525.8
Prepaid expenses and other current assets	37.7	31.7
Total current assets	996.7	1,093.8
Property, plant, and equipment, net	327.3	276.2
Goodwill	514.5	484.2
Other intangible assets, net	502.0	472.4
Investment in life insurance	29.3	28.6
Operating lease assets	42.6	41.1
Other long-term assets	20.0	20.4
Total assets	$2,432.4	$2,416.7

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$146.9	$217.5
Income taxes payable	—	0.7
Accrued expenses:
Accrued compensation	35.9	71.6
Product warranties	97.8	127.9
Self-insurance	23.3	21.4
Promotional	29.9	21.5
Accrued interest and dividends	13.7	13.0
Other current liabilities	48.5	48.5
Total current liabilities	396.0	522.1
Non-current liabilities
Long-term debt, net	592.4	545.9
Deferred income tax liabilities, net	11.7	6.1
Unrecognized tax benefits	6.1	5.7
Long-term operating lease liabilities	42.0	40.4
Deferred compensation benefits, net of current portion	7.9	8.1
Other long-term liabilities	8.2	25.4
Total liabilities	1,064.3	1,153.7
Contingent liabilities and commitments (Note 12)
Shareholders' equity
Preferred stock, par value $0.01: 10.0 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.50: 120.0 shares authorized; 51.8 shares issued	25.9	25.9
Additional paid-in capital	197.7	256.3
Retained earnings	1,747.8	1,537.5
Accumulated other comprehensive loss	(0.4)	(0.5)
Treasury stock, at cost: 22.0 and 21.5 shares, respectively	(602.9)	(556.2)
Total shareholders' equity	1,368.1	1,263.0
Total liabilities and shareholders' equity	$2,432.4	$2,416.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Cash Flows
(in millions)

For the fiscal year ended	August 26, 2023	August 27, 2022	August 28, 2021
Operating Activities
Net income	$215.9	$390.6	$281.9
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	29.2	24.2	18.2
Amortization	17.7	29.4	14.4
Non-cash interest expense, net	—	15.1	13.9
Amortization of debt issuance costs	3.1	2.5	2.5
Last in, first-out ("LIFO") expense	0.5	8.4	3.1
Stock-based compensation	10.9	17.1	15.3
Deferred income taxes	16.3	(6.7)	(2.2)
Deferred compensation expense	0.7	0.5	1.1
Contingent consideration fair value adjustment	0.6	29.4	—
Payments of earnout liability above acquisition-date fair value	(13.3)	—	—
Other, net	0.8	1.9	(4.7)
Change in operating assets and liabilities, net of assets and liabilities acquired
Receivables, net	76.7	1.9	(33.0)
Inventories, net	63.8	(171.3)	(161.7)
Prepaid expenses and other assets	9.7	1.2	(6.6)
Accounts payable	(67.5)	27.2	51.5
Income taxes and unrecognized tax benefits	(8.9)	(7.4)	(3.7)
Accrued expenses and other liabilities	(61.7)	36.6	47.3
Net cash provided by operating activities	294.5	400.6	237.3

Investing activities
Purchases of property, plant, and equipment	(83.2)	(88.0)	(44.9)
Acquisition of business, net of cash acquired	(87.5)	(228.2)	—
Proceeds from the sale of property, plant, and equipment	0.4	0.2	12.5
Other, net	0.3	0.3	(0.6)
Net cash used in investing activities	(170.0)	(315.7)	(33.0)

Financing activities
Borrowings on long-term debt	3,718.0	4,735.6	3,627.6
Repayments on long-term debt	(3,718.0)	(4,735.6)	(3,627.6)
Payments of cash dividends	(33.2)	(23.8)	(16.2)
Payments for repurchases of common stock	(55.1)	(214.3)	(47.6)
Payments of earnout liability up to acquisition-date fair value	(8.7)	—	—
Payments of debt issuance costs	—	(1.2)	(0.2)
Other, net	0.2	2.0	1.7
Net cash used in financing activities	(96.8)	(237.3)	(62.3)

Net increase/(decrease) in cash and cash equivalents	27.7	(152.4)	142.0
Cash and cash equivalents at beginning of period	282.2	434.6	292.6
Cash and cash equivalents at end of period	$309.9	$282.2	$434.6

Supplemental Disclosures
Income taxes paid, net	$57.8	$139.7	$88.7
Interest paid	24.2	23.8	24.1

Non-cash investing and financing activities
Issuance of common stock for acquisition of business	$—	$22.0	$—
Issuance of common stock for settlement of earnout liability	—	13.2	—
Capital expenditures in accounts payable	3.0	6.8	3.8
Dividends declared not yet paid	10.2	8.8	6.5
Increase in lease assets in exchange for lease liabilities:
Operating leases	5.6	17.2	2.6
Financing leases	2.4	2.5	1.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(in millions, except per share data)

	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balances at August 29, 2020	51.8	$25.9	$203.8	$913.6	$(0.5)	(18.1)	$(315.3)	$827.5
Stock-based compensation	—	—	15.3	—	—	—	—	15.3
Issuance of stock for employee benefit and stock-based awards, net	—	—	(0.6)	—	—	0.2	2.9	2.3
Repurchase of common stock	—	—	—	—	—	(0.8)	(47.6)	(47.6)
Common stock dividends declared; $0.66 per share	—	—	—	(22.5)	—	—	—	(22.5)
Net income	—	—	—	281.9	—	—	—	281.9
Balances at August 28, 2021	51.8	$25.9	$218.5	$1,173.0	$(0.5)	(18.7)	$(360.0)	$1,056.9
Stock-based compensation	—	—	17.1	—	—	—	—	17.1
Issuance of stock for employee benefit and stock-based awards, net	—	—	(2.5)	—	—	0.2	5.4	2.9
Issuance of stock for acquisition	—	—	14.7	—	—	0.4	7.3	22.0
Issuance of stock for settlement of earnout liability	—	—	7.8	—	—	0.2	5.4	13.2
Repurchase of common stock	—	—	—	—	—	(3.6)	(214.3)	(214.3)
Common stock dividends declared; $0.81 per share	—	—	—	(26.2)	—	—	—	(26.2)
Other	—	—	0.7	0.1	—	—	—	0.8
Net income	—	—	—	390.6	—	—	—	390.6
Balances at August 27, 2022	51.8	$25.9	$256.3	$1,537.5	$(0.5)	(21.5)	$(556.2)	$1,263.0
Adoption of Accounting Standards Update ("ASU") 2020-06	—	—	(62.0)	29.0	—	—	—	(33.0)
Stock-based compensation	—	—	10.9	—	—	—	—	10.9
Issuance of stock for employee benefit and stock-based awards, net	—	—	(7.2)	—	—	0.4	8.4	1.2
Repurchase of common stock	—	—	(0.3)	—	—	(0.9)	(55.1)	(55.4)
Common stock dividends declared; $1.12 per share	—	—	—	(34.6)	—	—	—	(34.6)
Other comprehensive income	—	—	—	—	0.1	—	—	0.1
Net income	—	—	—	215.9	—	—	—	215.9
Balances at August 26, 2023	51.8	$25.9	$197.7	$1,747.8	$(0.4)	(22.0)	$(602.9)	$1,368.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Notes to Consolidated Financial Statements
(All amounts are in millions, except share and per share data, unless otherwise designated)

Note 1.    Basis of Presentation

Nature of Operations
Winnebago Industries, Inc. is one of the leading North American manufacturers of recreation vehicles ("RVs") and marine products with a diversified portfolio used primarily in leisure travel and outdoor recreational activities. We produce our motorhome RV units in Iowa and Indiana; our towable RV units in Indiana; and our marine units in Indiana and Florida. We distribute our RV and marine products primarily through independent dealers throughout the U.S. and Canada, who then retail the products to the end consumer. We also distribute our marine products internationally through independent dealers, who then retail the products to the end consumer. Other products manufactured by us consist primarily of original equipment manufacturing parts for other manufacturers and commercial vehicles.

Consolidation
The consolidated financial statements include the accounts of Winnebago Industries, Inc. and its wholly-owned subsidiaries. Intercompany account balances and transactions have been eliminated in consolidation. The use of the terms "Winnebago Industries," "Winnebago," "we," "our," and "us" in this Annual Report on Form 10-K, unless the context otherwise requires, refer to Winnebago Industries, Inc. and its wholly-owned subsidiaries.

Fiscal Period
We have a 5-4-4 quarterly accounting cycle with the fiscal year ending on the last Saturday in August. Fiscal 2023 refers to the fiscal year ended August 26, 2023, Fiscal 2022 refers to the fiscal year ended August 27, 2022, and Fiscal 2021 refers to the fiscal year ended August 28, 2021. The financial statements presented are all 52-week fiscal periods.

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

Property and Equipment
Depreciation of property and equipment is computed using the straight-line method on the cost of the assets, less allowance for salvage value where appropriate, at rates based upon their estimated service lives as follows:

Asset Class	Asset Life
Buildings and improvements	5-30 years
Machinery and equipment	5-8 years
Software	3-10 years
Transportation equipment	5-6 years

Goodwill and Indefinite-Lived Intangible Assets
Goodwill
Goodwill is tested for impairment at least annually, during the fourth quarter and whenever events occur or circumstances change that would indicate the carrying value may not be recoverable. Impairment testing for goodwill is performed at a reporting unit level and all goodwill is assigned to a reporting unit. Our reporting units are the same as the operating segments as defined in Note 3 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K.

We have the option to first assess qualitative factors to determine whether the fair value of a reporting unit is “more likely than not” less than its carrying value. If it is more likely than not that an impairment has occurred, we then perform the quantitative goodwill impairment test. We also generally perform a quantitative impairment test of our reporting units at least once every five years. If we perform the quantitative test, the carrying value of the reporting unit is compared to an estimate of the reporting unit’s fair value to identify impairment. The estimate of the reporting unit’s fair value involves significant unobservable inputs (Level 3 inputs). The fair value is determined by a blend of the income approach (discounted future cash flow) and market approach (guideline public company) using current industry information. In determining the estimated future cash flow, we consider and apply certain estimates and judgments, including current and projected future levels of income based on management plans, business trends, prospects, market and economic conditions, and market-participant considerations. If the quantitative assessment of goodwill impairment fails, an impairment loss equal to the amount that a reporting unit's carrying value exceeds its fair value will be recognized.

During the fourth quarter of Fiscal 2023, we completed the annual goodwill impairment analysis. We elected to rely on a qualitative assessment for the Grand Design, Chris-Craft, Barletta, and Lithionics reporting units, and performed a quantitative analysis for the Newmar reporting unit. No impairment was identified for the years ended August 26, 2023, August 27, 2022, or August 28, 2021.

Trade names
We have indefinite-lived intangible assets related to the Newmar trade name within the Motorhome RV segment, the Grand Design trade name within the Towable RV segment, and the Chris-Craft and Barletta trade names within the Marine segment. We also have a finite-lived trade name intangible asset related to Lithionics within Corporate / All Other. Annually in the fourth quarter, or if conditions indicate an interim review is necessary, we test indefinite-lived trade names for impairment. We have the option to first assess qualitative factors to determine whether the fair value of a trade name is “more likely than not” less than its carrying value. If it is more likely than not that an impairment has occurred, we then perform the quantitative impairment test. If we perform the quantitative test, the carrying value of the asset is compared to an estimate of its fair value to identify impairment. The fair value is determined by the relief-from-royalty method, which requires significant judgment. Actual results may differ from assumed and estimated amounts utilized in the analysis. If we conclude an impairment exists, the asset's carrying value will be written down to its fair value.

During the fourth quarter of Fiscal 2023, we completed the annual impairment analysis for indefinite-lived intangible assets. We elected to rely on a qualitative assessment for the Grand Design, Chris-Craft, and Barletta trade names, and performed a quantitative analysis for the Newmar trade name. No impairment was identified for the years ended August 26, 2023, August 27, 2022, or August 28, 2021.

Long-Lived Assets
Long-lived assets, which include property, plant and equipment, finite-lived intangible assets subject to amortization, and right-of-use assets are assessed for impairment whenever events or changes in circumstances such as asset utilization, physical change, legal factors or other matters indicate the carrying value of those assets may not be recoverable from future undiscounted cash flows. The impairment test involves comparing the carrying amount of the asset to the forecasted undiscounted future cash flows generated by that asset. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. In the event the carrying amount of the asset exceeds the undiscounted future cash flows generated by that asset and the carrying amount is not considered recoverable, an impairment exists. An impairment loss is measured as the excess of the asset’s carrying amount over its fair value and is recognized in the statement of income in the period that the impairment occurs. The reasonableness of the useful lives of the asset and other long-lived assets is regularly evaluated.

No impairment loss of any long-lived asset was identified for the years ended August 26, 2023, August 27, 2022, or August 28, 2021.

Self-Insurance
Generally, we self-insure a portion of health insurance, product liability claims, and workers' compensation. Under these plans, liabilities are recognized for claims incurred, including those incurred but not reported. We use third-party administrators and actuaries who use historical claims experience and various state statutes to assist in the determination of the accrued liability balance. We review the valuations provided by the third-party administrators and actuaries to determine the adequacy of the reserves. We have a $75.0 million insurance policy that includes a self-insured retention for product liability of $1.0 million per occurrence and $2.0 million in aggregate per policy year. Our self-insured health insurance policy includes an individual retention of $0.5 million per occurrence. We maintain excess liability insurance with outside insurance carriers to minimize the risks related to catastrophic claims in excess of self-insured positions for product liability, health insurance, and personal injury matters. Any material change in the aforementioned factors could have an adverse impact on operating results. Balances are included within self-insurance (accrued expenses) on the Consolidated Balance Sheets.

Income Taxes
In preparing these financial statements, we are required to estimate the income taxes in each of the jurisdictions in which we operate. This process involves estimating the current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included on the Consolidated Balance Sheets. We then assess the likelihood that the deferred tax assets will be realized based on future taxable income and, to the extent that recovery is not likely, a valuation allowance is established. To the extent we establish a valuation allowance or change this allowance in a period, an expense or a benefit is included within the tax provision on the Consolidated Statements of Income.

Legal
Litigation expense, including estimated defense costs, is recorded when probable and reasonably estimable.

Revenue Recognition
Our primary source of revenue is generated through the sale of non-motorized towable RV units, motorhome RV units, and marine units to our independent dealer network (customers). Unit revenue is recognized at a point-in-time when the performance obligation is satisfied and control of the promised goods or services is transferred to the customer, which generally occurs when the unit is shipped to or picked-up from the manufacturing facilities by the customer. Control refers to the ability of the customer to direct the use of, and obtain substantially all of, the remaining benefits from the goods or services. We recognize revenue based on an amount that reflects the transaction price consideration that we expect to receive in exchange for those goods or services. Our transaction price consideration is fixed, unless otherwise disclosed as variable consideration. The amount of consideration received and recorded to revenue can vary with changes in marketing incentives and discounts offered to customers. These marketing incentives and discounts are considered variable consideration. We adjust the estimate of revenue at the earlier of when the most likely amount of consideration expected to be received changes or when the consideration becomes fixed. Our payment terms are typically before or on delivery, and do not include a significant financing component.

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

Refer to Note 13 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K for additional information.

Advertising
Advertising costs, which consist primarily of trade shows and online content, were $21.3 million, $23.3 million, and $11.6 million in Fiscal 2023, 2022, and 2021, respectively. Advertising costs are included in selling, general, and administrative expenses and are expensed as incurred on the Consolidated Statements of Income.

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

Comprehensive Income
Comprehensive income represents the change in stockholders’ equity from transactions and other events and circumstances from sources other than shareholders. The difference between comprehensive income and net income was not material for the years ended August 26, 2023, August 27, 2022, and August 28, 2021.

Subsequent Events
In preparing the accompanying consolidated financial statements, we have evaluated subsequent events for potential recognition and disclosure through the date of this filing noting no material subsequent events.

Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) which reduces the number of models used to account for convertible instruments, amends diluted earnings per share ("EPS") calculations for convertible instruments, and amends the requirements for a contract (or embedded derivative) that is potentially settled in an entity's own shares to be classified in equity. Certain disclosure requirements were also added to increase transparency and decision-usefulness regarding a convertible instrument's terms and features. Additionally, the if-converted method must be used for including convertible instruments in diluted EPS as opposed to the treasury stock method. We adopted the new guidance in the first quarter of Fiscal 2023 using the modified retrospective approach, resulting in a decrease to additional paid-in capital of $62.0 million, an increase to long-term debt of $43.8 million, a decrease in the deferred income tax liability of $10.8 million, and an increase to beginning retained earnings of $29.0 million. In addition, the adoption of the amended guidance reduced our non-cash interest expense in Fiscal 2023 by $15.1 million (pre-tax). We will prospectively utilize the if-converted method to calculate the impact of our convertible instruments on diluted EPS. Under the if-converted method, the amount of shares underlying our convertible instruments are assumed to have been outstanding at the beginning of the reporting period, and any interest expense related to these instruments is excluded from the calculation of diluted EPS. Refer to Note 16 in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for more information on the change from the treasury stock method to the if-converted method.

Recently Issued Accounting Pronouncements
We have reviewed all recently issued accounting pronouncements and concluded that such standards were either not applicable or not expected to have a significant impact on our consolidated financial statements.

Note 2. Business Combinations

Lithionics Battery, LLC
On April 28, 2023, we purchased 100% of the equity interests of Lithionics Battery, LLC and Lithionics LLC (collectively, "Lithionics"), a premier lithium-ion battery solutions provider to the recreational equipment and specialty vehicle markets. Refer to Note 7 in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for more information relating to the goodwill and other intangible assets acquired. Pro forma results of operations for this acquisition have not been presented as the impact on our consolidated financial statements was not material.

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

We acquired Barletta for a purchase price of $286.3 million, including cash payments of $240.1 million, $25.0 million in common stock issued to the sellers (subject to a discount noted below), and contingent consideration from earnout provisions. The common stock fair value included in the purchase price reflects a 12% discount, due to the lack of marketability as these are unregistered shares that have a one-year lockup restriction, which reduced the value of the common stock to $22.0 million. The contingent consideration includes both a potential stock payout as well as a potential cash payment based on achievement of certain financial performance metrics over the next few years. The maximum payout under the earnout is $50.0 million in cash and $15.0 million in stock if all metrics are achieved. The fair value of the earnout as of August 31, 2021 was $24.2 million. As of August 26, 2023 and August 27, 2022, the fair value of the earnout was $18.4 million and $39.8 million, respectively. The portion of the earnout liability that will be settled within a year was included in other current liabilities on the Consolidated Balance Sheets, and the remaining earnout liability was included in other long-term liabilities on the Consolidated Balance Sheets. As of August 26, 2023, the entire $18.4 million was included in other current liabilities on the Consolidated Balance Sheets. Comparatively, as of August 27, 2022, $21.3 million was included in other current liabilities and $18.5 million was included in other long-term liabilities on the Consolidated Balance Sheets. In the third quarter of Fiscal 2023, we paid $22.0 million to settle earnout obligations associated with the 2022 cash consideration earnout period. In the third quarter of Fiscal 2022, we issued 0.2 million shares of common stock in connection with the settlement of the 2021 earnout period obligation.

The total purchase price was allocated to the acquired net tangible and intangible assets of Barletta, based on their preliminary fair values at the date of the acquisition. We finalized the allocation of the purchase price in the third quarter of Fiscal 2022.

The following table summarizes the fair values assigned to the Barletta net assets acquired as of the date of acquisition:

(in millions)	August 31, 2021
Cash	$11.9
Other current assets	24.6
Property, plant, and equipment	17.3
Goodwill	136.1
Other intangible assets	111.4
Total assets acquired	301.3
Accounts payable	7.2
Product warranties	4.7
Other current liabilities	3.1
Total liabilities assumed	15.0
Total purchase price	$286.3

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

Note 3.    Business Segments

We have eight operating segments: 1) Grand Design towables, 2) Winnebago towables, 3) Winnebago motorhomes, 4) Newmar motorhomes, 5) Chris-Craft marine, 6) Barletta marine, 7) Winnebago specialty vehicles, and 8) Lithionics. Financial performance is evaluated based on each operating segment's Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined below, which excludes certain corporate administration expenses and non-operating income and expense.

Our three reportable segments are: Towable RV (an aggregation of the Grand Design towables and the Winnebago towables operating segments), Motorhome RV (an aggregation of the Winnebago motorhomes and Newmar motorhomes operating segments), and Marine (an aggregation of the Chris-Craft marine and Barletta marine operating segments). Towable RV is comprised of non-motorized RV products that are generally towed by another vehicle, along with other related manufactured products and services. Motorhome RV is comprised of products that include a motorhome chassis, along with other related manufactured products and services. Marine is comprised of products that include boats, along with other related manufactured products and services.

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

Our Chief Executive Officer (the Chief Operating Decision Maker ("CODM")) regularly reviews consolidated financial results in their entirety and operating segment financial information through Adjusted EBITDA and has ultimate responsibility for enterprise decisions. Our CODM is responsible for allocating resources and assessing performance of the consolidated enterprise, reportable segments and between operating segments. Management of each operating segment has responsibility for operating decisions, allocating resources and assessing performance within their respective operating segment. The accounting policies of all reportable segments are the same as those described in Note 1 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K.

We monitor and evaluate operating performance of our reportable segments based on Adjusted EBITDA. We believe disclosing Adjusted EBITDA is useful to securities analysts, investors and other interested parties when evaluating companies in our industries. EBITDA is defined as net income before interest expense, provision for income taxes, and depreciation and amortization expense. Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation and amortization expense, and other pretax adjustments made in order to present comparable results period over period. Examples of items excluded from Adjusted EBITDA include acquisition-related costs, litigation reserves, restructuring expenses, gain or loss on property, plant, and equipment, contingent consideration fair value adjustment, and non-operating income or loss.

Financial information by reportable segment is as follows:

(in millions)	2023	2022	2021
Net Revenues
Towable RV	$1,415.3	$2,597.4	$2,010.0
Motorhome RV	1,560.1	1,911.2	1,539.1
Marine	469.7	425.3	60.2
Corporate / All Other	45.6	23.8	20.5
Consolidated	$3,490.7	$4,957.7	$3,629.8

Adjusted EBITDA
Towable RV	$172.1	$383.6	$289.0
Motorhome RV	142.0	238.0	169.2
Marine	60.5	60.8	5.2
Corporate / All Other	(19.9)	(33.5)	(27.3)
Consolidated	$354.7	$648.9	$436.1

Capital Expenditures
Towable RV	$25.6	$45.7	$25.1
Motorhome RV	31.1	22.3	17.6
Marine	19.1	16.4	2.2
Corporate / All Other	7.4	3.6	—
Consolidated	$83.2	$88.0	$44.9

(in millions)	August 26, 2023	August 27, 2022
Total Assets
Towable RV	$751.2	$874.9
Motorhome RV	802.2	823.4
Marine	426.9	416.1
Corporate / All Other	452.1	302.3
Consolidated	$2,432.4	$2,416.7

Reconciliation of net income to consolidated Adjusted EBITDA is as follows:

(in millions)	2023	2022	2021
Net income	$215.9	$390.6	$281.9
Interest expense, net	20.5	41.3	40.4
Provision for income taxes	63.3	124.1	85.6
Depreciation	29.2	24.2	18.2
Amortization	17.7	29.4	14.4
EBITDA	346.6	609.6	440.5
Acquisition-related costs	7.5	5.2	0.7
Litigation reserves	(0.4)	6.6	—
Restructuring expenses	—	—	0.1
Gain on sale of property, plant and equipment	—	—	(4.8)
Contingent consideration fair value adjustment	0.6	29.4	—
Non-operating loss (income)	0.4	(1.9)	(0.4)
Adjusted EBITDA	$354.7	$648.9	$436.1

Net revenues by geography are as follows:

(in millions)	2023	2022	2021
United States	$3,346.6	$4,618.1	$3,410.6
International	144.1	339.6	219.2
Net revenues	$3,490.7	$4,957.7	$3,629.8

Note 4.    Investments and Fair Value Measurements

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

	Fair Value at	Fair Value Hierarchy
(in millions)	August 26, 2023	Level 1	Level 2	Level 3
Assets that fund deferred compensation:
Domestic equity funds	$1.7	$1.7	$—	$—
International equity funds	0.1	0.1	—	—
Total assets at fair value	$1.8	$1.8	$—	$—

Contingent consideration
Earnout liability	18.4	—	—	18.4
Total liabilities at fair value	$18.4	$—	$—	$18.4

	Fair Value at	Fair Value Hierarchy
(in millions)	August 27, 2022	Level 1	Level 2	Level 3
Assets that fund deferred compensation:
Domestic equity funds	$1.2	$1.2	$—	$—
International equity funds	0.1	0.1	—	—
Fixed income funds	0.1	0.1	—	—
Total assets at fair value	$1.4	$1.4	$—	$—

Contingent consideration
Earnout liability	39.8	—	—	39.8
Total liabilities at fair value	$39.8	$—	$—	$39.8

Assets that Fund Deferred Compensation
Our assets that fund deferred compensation are marketable equity securities measured at fair value using quoted market prices and primarily consist of equity-based mutual funds. These securities, used to fund the Executive Deferred Compensation Plan, are classified as Level 1 as they are traded in an active market for which closing stock prices are readily available. Refer to Note 11 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K for additional information regarding this plan.

The proportion of the assets that will fund the deferred compensation payments within a year are included in prepaid expenses and other current assets on the Consolidated Balance Sheets. The remaining assets are classified as non-current and are included in other long-term assets on the Consolidated Balance Sheets.

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

The following table provides a reconciliation of the beginning and ending balances of the contingent consideration:

	August 26, 2023	August 27, 2022
Beginning fair value - contingent consideration	$39.8	$—
Additions	—	24.2
Fair value adjustments	0.6	29.4
Settlements	(22.0)	(13.2)
Other	—	(0.6)
Ending fair value - contingent consideration	$18.4	$39.8

The fair value of the earnout liability that will be settled within a year is included in other current liabilities on the Consolidated Balance Sheets. The remaining earnout liability is included in other long-term liabilities on the Consolidated Balance Sheets.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain financial instruments are measured at fair value on a nonrecurring basis. These assets primarily include goodwill, intangible assets, property, plant and equipment, and right-of-use lease assets. These assets were originally recognized at amounts equal to the fair value determined at date of acquisition or purchase. If certain triggering events occur, or if an annual impairment test is required, we will evaluate the non-financial asset for impairment. If an impairment has occurred, the asset will be written down to its current estimated fair value. No impairments were recorded for non-financial assets in Fiscal 2023, 2022, and 2021.

Assets and Liabilities Not Measured at Fair Value
Certain financial instruments are not measured at fair value but are recorded at carrying amounts approximating fair value based on their short-term nature. These financial instruments include cash and cash equivalents, receivables, accounts payable, and other payables. If these instruments were measured at fair value in the financial statements, they would be classified as Level 1 in the fair value hierarchy.

Long-term debt is recorded at amortized cost but measured at fair value for disclosure purposes. The fair value of our long-term debt was determined using current quoted prices in active markets for our publicly traded debt obligations, which is classified as Level 1 in the fair value hierarchy. See Note 9 in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for information about the fair value of our long-term debt.

Note 5. Inventories

Inventories consist of the following:

(in millions)	August 26, 2023	August 27, 2022
Finished goods	$53.0	$59.3
Work-in-process ("WIP")	159.9	198.9
Raw materials	305.6	315.0
Total	518.5	573.2
Less: Excess of FIFO over LIFO cost	47.9	47.4
Inventories, net	$470.6	$525.8

Inventory valuation methods consist of the following:

(in millions)	August 26, 2023	August 27, 2022
LIFO basis	$262.6	$212.3
FIFO basis	255.9	360.9
Total	$518.5	$573.2

The above value of inventories, before reduction for the LIFO reserve, approximates replacement cost at the respective dates.

Note 6.     Property, Plant, and Equipment

Property, plant, and equipment is stated at cost, net of accumulated depreciation and consists of the following:

(in millions)	August 26, 2023	August 27, 2022
Land	$14.6	$14.6
Buildings and building improvements	247.3	171.0
Machinery and equipment	159.3	142.6
Software	52.7	43.8
Transportation	7.2	6.5
Construction in progress	49.3	76.8
Property, plant, and equipment, gross	530.4	455.3
Less: Accumulated depreciation	203.1	179.1
Property, plant, and equipment, net	$327.3	$276.2

Depreciation expense was $29.2 million, $24.2 million, and $18.2 million for Fiscal 2023, 2022, and 2021, respectively.

Note 7.    Goodwill and Intangible Assets

The changes in carrying value of goodwill by reportable segment, with no accumulated impairment losses, for Fiscal 2023, 2022, and 2021 are as follows:

(in millions)	Towable RV	Motorhome RV	Marine	Corporate / All Other	Total
Balances at August 28, 2021	$244.7	$73.1	$30.3	$—	$348.1
Acquisition of Barletta(1)	—	—	136.1	—	136.1
Balances at August 27, 2022	$244.7	$73.1	$166.4	—	$484.2
Acquisition of Lithionics(2)	—	—	—	30.3	30.3
Balances at August 26, 2023	$244.7	$73.1	$166.4	$30.3	$514.5
(1)     The change in marine activity is related to the acquisition of Barletta that occurred on August 31, 2021. See Note 2 in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.
(2)     The change in Corporate / All Other activity is related to the acquisition of Lithionics that occurred on April 28, 2023. See Note 2 in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

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

Other intangible assets, net of accumulated amortization, consist of the following:

	August 26, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Indefinite-lived trade names	$352.3	$—	$352.3
Finite-lived trade name	4.1	0.2	3.9
Dealer networks/customer relationships	183.6	75.6	108.0
Backlog	43.6	42.5	1.1
Developed technology	38.3	1.8	36.5
Non-compete agreements	6.6	6.4	0.2
Other intangible assets	$628.5	$126.5	$502.0

	August 27, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Indefinite-lived trade names	$352.3	$—	$352.3
Dealer networks/customer relationships	180.0	60.5	119.5
Backlog	42.3	42.3	—
Non-compete agreements	6.6	6.0	0.6
Other intangible assets	$581.2	$108.8	$472.4

The weighted average remaining amortization period for finite-lived intangible assets as of August 26, 2023 was approximately seven years.

Estimated future amortization expense related to finite-lived intangible assets is as follows:

(in millions)	Amortization
Fiscal 2024	$22.5
Fiscal 2025	22.1
Fiscal 2026	21.7
Fiscal 2027	21.7
Fiscal 2028	21.4
Thereafter	40.3
Total amortization expense remaining	$149.7

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

Changes in the product warranty liability are as follows:

(in millions)	2023	2022	2021
Balance at beginning of year	$127.9	$91.2	$64.0
Business acquisitions(1)	1.4	4.7	—
Provision	67.1	119.2	90.0
Claims paid	(98.6)	(87.2)	(62.8)
Balance at end of year	$97.8	$127.9	$91.2
(1)    Refer to Note 2 in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for more information on the acquisition of Lithionics on April 28, 2023 and the acquisition of Barletta on August 31, 2021.

Note 9. Long-Term Debt

On July 15, 2022, we amended and restated our asset-backed revolving credit agreement ("ABL Credit Facility") to, among other things, increase the commitments available from $192.5 million to $350.0 million, and extend the maturity date from October 22, 2024 to July 15, 2027 (subject to certain factors which may accelerate the maturity date). The $350.0 million credit facility is on a revolving basis, subject to availability under a borrowing base consisting of eligible accounts receivable and eligible inventory. The ABL Credit Facility is available for issuance of letters of credit to a specified limit of $35.0 million. We pay a commitment fee of 0.25% based on the average daily amount of the facility available, but unused during the most recent quarter. We can elect to base the interest rate on various rates plus specific spreads depending on the borrowing amount outstanding. If drawn, interest on the ABL Credit Facility borrowings is at a floating rate based upon our election, either term SOFR or REVSOFR30 (as defined in the credit agreement), plus, in each case, a credit spread adjustment of 0.10%, as well as an applicable spread between 1.25% and 1.75%, depending on the usage of the facility during the most recent quarter. Based on current usage, we would pay an applicable spread of 1.25%. In connection with the amendment, we capitalized $1.2 million of issuance costs that are being amortized over the five-year term of the agreement.

On July 8, 2020, we closed our private offering (the “Senior Secured Notes Offering”) of $300.0 million aggregate principal amount of 6.25% Senior Secured Notes due 2028 (the “Senior Secured Notes”). The Senior Secured Notes were issued in accordance with an Indenture dated as of July 8, 2020 (the “Indenture”). The Senior Secured Notes will mature on July 15, 2028 unless earlier redeemed or repurchased. Interest on the Senior Secured Notes accrues starting July 8, 2020 and is payable semi-annually in arrears on January 15 and July 15 of each year, which began on January 15, 2021. The Senior Secured Notes and the related guarantees are secured by (i) a first-priority lien on substantially all of our existing and future assets (other than certain collateral under the ABL Credit Facility) and (ii) a second-priority lien on our present and future receivables, inventory and other related assets and proceeds that secure the ABL Credit Facility on a first-priority basis.

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

Debt issuance costs incurred and capitalized are amortized on a straight-line basis over the term of the associated debt agreement. If early principal payments are made on the Senior Secured Notes, a proportional amount of the unamortized debt issuance costs is expensed. As part of the Senior Secured Notes Offering, we capitalized $7.5 million in debt issuance costs that are being amortized over the eight-year term of the agreement.

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

The conversion rate of the Convertible Notes may be adjusted in certain circumstances, including in connection with a conversion of the Convertible Notes made following certain fundamental changes and under other circumstances set forth in the indenture. As of August 26, 2023, the conversion rate was 15.9395 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $62.74. The difference between the initial conversion rate and the conversion rate as of August 26, 2023 is due to cash dividends that have been declared following the issuance of the Convertible Notes.

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
2.during the 5 consecutive business day period after any 5 consecutive trading day period (the "measurement period") in which the trading price per $1 thousand principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate for the Convertible Notes on each such trading day; or
3.upon the occurrence of certain specified corporate events set forth in the Convertible Notes Indenture.

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

Prior to our adoption of ASU 2020-06, we bifurcated the proceeds from the offering of the Convertible Notes between liability and equity components. On the date of issuance, the liability and equity components were calculated to be approximately $215.0 million and $85.0 million, respectively. The initial $215.0 million liability component was determined based on the fair value of similar debt instruments excluding the conversion feature assuming a hypothetical interest rate of 8%. The initial $85.0 million ($64.1 million net of tax) equity component represented the difference between the fair value of the initial $215.0 million in debt and the $300.0 million of gross proceeds. The initial debt discount of $85.0 million was being amortized over the life of the Convertible Notes as non-cash interest expense using the effective interest method. We recognized $15.1 million and $13.9 million of non-cash interest expense during Fiscal 2022 and Fiscal 2021, respectively. In addition, offering-related costs of $9.8 million were allocated to the liability and equity components in proportion to the allocation of proceeds.

In connection with our adoption of ASU 2020-06, we derecognized the remaining unamortized interest discount on the Convertible Notes and therefore recorded no non-cash interest expense related to the amortization of the debt discount in Fiscal 2023. As a result, the Convertible Notes are now accounted for as a single liability measured at amortized cost. Interest expense, representing the amortization of the debt issuance costs as well as the contractual interest expense is amortized using an effective interest rate of 2.1% over the term of the Convertible Notes. We recorded interest expense of $6.3 million, $19.6 million, and $18.4 million for Fiscal 2023, 2022, and 2021, respectively.

Refer to Note 16 in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for more information related to the earnings per share impact associated with the Convertible Notes and our adoption of ASU-2020-06.

The net cost incurred in connection with the Call Spread Transactions was $11.2 million. These transactions are classified as equity and are not remeasured each reporting period.

Long-term debt consists of the following:

(in millions)	August 26, 2023	August 27, 2022
ABL Credit Facility	$—	$—
Senior Secured Notes	300.0	300.0
Convertible Notes	300.0	300.0
Long-term debt, gross	600.0	600.0
Convertible Notes unamortized interest discount	—	(45.3)
Debt issuance cost, net	(7.6)	(8.8)
Long-term debt, net	$592.4	$545.9

Fair Value and Future Maturities

As of August 26, 2023 and August 27, 2022, the fair value of long-term debt, gross, was $640.2 million and $634.2 million, respectively. The fair value of the Convertible Notes was $349.0 million as of August 26, 2023. We are in compliance with all of our financial debt covenants as of August 26, 2023.

Aggregate contractual maturities of debt in future fiscal years are as follows:

(in millions)	Amount
Fiscal 2024	$—
Fiscal 2025	300.0
Fiscal 2026	—
Fiscal 2027	—
Fiscal 2028	300.0
Thereafter	—
Total Long-term debt, gross	$600.0

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

The supplemental balance sheet information related to our leases is as follows:

(in millions)	Classification	August 26, 2023	August 27, 2022
Assets
Operating leases	Operating lease assets	$42.6	$41.1
Finance leases	Other long-term assets	8.1	6.7
Total lease assets		$50.7	$47.8

Liabilities
Current: Operating leases	Other current liabilities	$5.9	$4.7
Current: Finance leases	Other current liabilities	1.3	1.0
Non-Current: Operating leases	Long-term operating lease liabilities	42.0	40.4
Non-Current: Finance leases	Other long-term liabilities	7.7	6.7
Total lease liabilities		$56.9	$52.8

Operating lease costs incurred are as follows:

(in millions)	Classification	2023	2022	2021
Operating lease expense(1)	Costs of goods sold and SG&A	$10.3	$9.6	$5.8
Finance lease cost:
Depreciation of lease assets	Costs of goods sold and SG&A	1.0	0.8	0.6
Interest on lease liabilities	Interest expense, net	0.5	0.4	0.3
Total lease cost		$11.8	$10.8	$6.7
(1) Operating lease expense includes short-term leases and variable lease payments, which are immaterial.

Our future lease commitments as of August 26, 2023 included the following related party and non-related party leases:

	Operating Leases			Financing Leases
(in millions)	Related Party Amount	Non-Related Party Amount	Total	Non-Related Party Amount
Fiscal 2024	$1.8	$6.5	$8.3	$1.8
Fiscal 2025	1.8	6.6	8.4	1.9
Fiscal 2026	1.8	6.3	8.1	1.9
Fiscal 2027	1.8	6.1	7.9	1.9
Fiscal 2028	1.8	6.0	7.8	2.1
Thereafter	2.4	17.0	19.4	1.2
Total future undiscounted lease payments	11.4	48.5	59.9	10.8
Less: Interest	2.0	10.0	12.0	1.8
Total reported lease liabilities	$9.4	$38.5	$47.9	$9.0

Additional information related to our leases is as follows:

	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5.0	$3.7	$2.6
Operating cash flows from financing leases	0.5	0.4	0.3
Financing cash flows from financing leases	1.1	0.9	0.6
Weighted average remaining lease term:
Operating leases	7.3	8.1	8.1
Finance leases	5.2	6.0	6.8
Weighted average discount rate:
Operating leases	6.2%	5.8%	6.2%
Finance leases	6.4%	5.9%	6.3%

Note 11. Employee and Retiree Benefits

Deferred compensation benefits are as follows:

(in millions)	August 26, 2023	August 27, 2022
Non-qualified deferred compensation	$6.7	$7.9
Supplemental executive retirement plan	1.2	1.4
Executive deferred compensation plan	1.8	1.4
Total deferred compensation benefits	9.7	10.7
Less current portion(1)	1.8	2.6
Deferred compensation benefits, net of current portion	$7.9	$8.1
(1)    Included in accrued compensation on the Consolidated Balance Sheets.

Deferred Compensation Benefits
Non-Qualified Deferred Compensation
We have a non-qualified deferred compensation program which permitted key employees to annually elect to defer a portion of their compensation until their retirement. The plan has been closed to any additional deferrals since January 2001. The retirement benefit to be provided is based upon the amount of compensation deferred and the age of the individual at the time of the contracted deferral. An individual generally vests at age 55 and 5 years of participation under the plan. For deferrals prior to December 1992, vesting occurs at the later of age 55 and 5 years of service from first deferral or 20 years of service. Deferred compensation expense was $0.5 million, $0.6 million, and $0.8 million in Fiscal 2023, 2022, and 2021, respectively.

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

To assist in funding the deferred compensation and SERP liabilities, we have invested in COLI policies. The cash surrender value of these policies is presented in investment in life insurance in the Consolidated Balance Sheets and consists of the following:

(in millions)	August 26, 2023	August 27, 2022
Cash value	$68.1	$67.2
Borrowings	(38.8)	(38.6)
Investment in life insurance	$29.3	$28.6

Executive Deferred Compensation Plan
In December 2006, we adopted the Winnebago Industries, Inc. Executive Deferred Compensation Plan (the "Executive Deferred Compensation Plan"). Under the Executive Deferred Compensation Plan, corporate officers and certain key employees may annually choose to defer up to 50% of their salary and up to 100% of their cash incentive awards. The assets are presented as other long-term assets in the Consolidated Balance Sheets. Such assets on August 26, 2023 and August 27, 2022 were $1.8 million and $1.4 million, respectively.

Profit Sharing Plan
We have a qualified profit sharing and contributory 401(k) plan for eligible employees. The plan provides matching contributions made by Winnebago Industries and discretionary contributions as approved by the Board of Directors. Matching contributions to the plan for Fiscal 2023, 2022, and 2021 were $13.4 million, $12.0 million, and $5.6 million, respectively. No discretionary contributions were approved in Fiscal 2023. Discretionary contributions of $12.1 million and $6.1 million were approved in Fiscal 2022 and Fiscal 2021, respectively.

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

Our repurchase agreements generally provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 24 months, provide that our liability will be the lesser of remaining principal owed by the dealer to the lending institution, or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our liability cannot exceed 100% of the dealer invoice. In certain instances, we also repurchase inventory from dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of recreational vehicles or boats to repurchase current inventory if a dealership exits the business. The total contingent liability on all repurchase agreements was approximately $1,816.7 million and $1,783.7 million as of August 26, 2023 and August 27, 2022, respectively.

Our loss reserve for repurchase commitments contains uncertainties because the calculation requires management to make assumptions and apply judgment regarding a number of factors. Our risk of loss related to these repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period-end reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on these repurchase agreements and our historical loss experience, an associated loss reserve is established which is included in other current liabilities on the Consolidated Balance Sheets. Our repurchase accrual was $1.3 million and $1.4 million as of August 26, 2023 and August 27, 2022, respectively. Repurchase risk is affected by the credit worthiness of our dealer network. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to establish the loss reserve for repurchase commitments.

There was no material activity related to repurchase agreements during Fiscal 2023, 2022, and 2021.

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

Note 13. Revenue Recognition

All operating revenue is generated from contracts with customers. Our primary revenue source is generated through the sale of manufactured towable RV units, motorhome RV units and marine units to our independent dealer network (our customers). The following table disaggregates revenue by reportable segment and product category:

(in millions)	2023	2022	2021
Net Revenues
Towable RV:
Fifth Wheel	$715.1	$1,260.9	$1,024.4
Travel Trailer	658.2	1,296.6	959.7
Other(1)	42.0	39.9	25.9
Total Towable RV	1,415.3	2,597.4	2,010.0
Motorhome RV:
Class A	736.0	786.8	690.2
Class B	424.8	718.0	532.2
Class C and Other(1)	399.3	406.4	316.7
Total Motorhome RV	1,560.1	1,911.2	1,539.1
Marine	469.7	425.3	60.2
Corporate / All Other(2)	45.6	23.8	20.5
Consolidated	$3,490.7	$4,957.7	$3,629.8
(1)    Relates to parts, accessories, and services.
(2)    Relates to units, parts, accessories, and services associated with Winnebago specialty vehicles. In addition, this activity also includes Lithionics battery sales, including the related systems and accessories, that are sold directly to external customers.

We do not have material contract assets or liabilities.

Concentration of Risk
No single dealer organization accounted for more than 10% of net revenues for Fiscal 2023, 2022, and 2021.

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

Our outstanding options have a 10-year term. Options issued to employees generally vest over a three-year period in equal annual installments on the annual anniversary dates following the grant date. Share awards generally vest based either upon continued employment ("time-based") or upon attainment of specified goals. Outstanding share awards that are not time-based vest at the end of a three-year incentive period based upon the achievement of company performance goals ("performance-based"). Generally, time-based share awards vest in the same manner as options, except for time-based share awards to directors, which vest one year from the grant date.

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

Our Employee Stock Purchase Plan ("ESPP") permits employees to purchase Winnebago Industries, Inc. common stock at a 15% discount from the market price at the end of semi-annual purchase periods and is compensatory. In Fiscal 2023 and 2022, approximately 29,000 shares and 42,000 shares, respectively, were purchased through the ESPP. Plan participants had accumulated $0.5 million and $0.4 million as of August 26, 2023 and August 27, 2022, respectively, to purchase our common stock pursuant to this plan. As of August 26, 2023, 250,000 shares were authorized for issuance and approximately 34,000 shares remain available for future issuance.

Compensation expense associated with share-based awards is recognized over the requisite service or performance period of the award, unless accelerated by certain retirement eligibility provisions. Forfeitures are recorded when they occur. Total stock-based compensation expense for the past three fiscal years consisted of the following components:

(in millions)	2023	2022	2021
Share awards:
Time-based	$9.8	$7.6	$5.7
Performance-based	(0.9)	7.4	7.9
Stock options	1.3	1.0	1.0
Other(1)	0.7	1.1	0.7
Total stock-based compensation expense	$10.9	$17.1	$15.3
(1)    Includes stock-based compensation expense related to Board of Directors stock award expense and ESPP expense. Directors may elect to defer all or part of their annual retainer into a deferred compensation plan. The plan allows them to defer into either money units or stock units.

Restricted Stock Units - Time-Based
The fair value of time-based restricted stock units is determined based on the closing market price of our stock on the date of grant. A summary of the status of nonvested time-based restricted stock units at August 26, 2023, and changes during Fiscal 2023, is as follows:

	Shares(1)	Weighted Average Fair Value
Outstanding at August 27, 2022	328,838	$55.85
Granted	221,777	$56.13
Vested	(153,806)	$53.49
Forfeited/canceled	(14,048)	$59.88
Outstanding at August 26, 2023	382,761	$56.81
(1)    Number of shares in the above table are shown in whole numbers.

As of August 26, 2023, there was $10.1 million of unrecognized compensation expense related to nonvested time-based restricted stock units that are expected to be recognized over a weighted average period of 0.9 years. The total fair value of restricted stock units vested during Fiscal 2023, 2022, and 2021 was $8.8 million, $8.0 million, and $5.2 million, respectively.

Restricted Stock Units - Performance-Based
The fair value of performance-based restricted stock units is determined based on the closing market price of our stock on the date of grant. A summary of the status of our nonvested performance-based restricted stock units at August 26, 2023, and changes during Fiscal 2023, is as follows:

	Shares(1)	Weighted Average Fair Value
Outstanding at August 27, 2022	198,206	$58.45
Granted	149,962	$53.11
Vested	(135,520)	$49.18
Forfeited/canceled	—	$—
Outstanding at August 26, 2023	212,648	$60.59
(1)    Number of shares in the above table are shown in whole numbers.

As of August 26, 2023, there was $4.9 million of unrecognized compensation expense related to nonvested performance-based restricted stock units that are expected to be recognized over a weighted average period of 1 year. The total fair value of performance-based restricted stock units vested during Fiscal 2023, Fiscal 2022, and Fiscal 2021 was $7.6 million, $5.8 million, and $1.4 million, respectively.

Stock Options
A summary of stock option activity for Fiscal 2023 is as follows:

	Stock Options(1)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at August 27, 2022	322,107	$44.75
Granted	66,873	$56.09
Exercised	—	$—
Forfeited/canceled	—	$—
Outstanding at August 26, 2023	388,980	$46.70	6.2	$7,077

Exercisable at August 26, 2023	278,339	$41.17	5.2	$6,417
(1)    Number of shares in the above table are shown in whole numbers.

As of August 26, 2023, there was $1.6 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted average period of 0.9 years.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Valuation Assumptions(1)	2023	2022	2021
Expected dividend yield	1.9%	1.0%	0.8%
Risk-free interest rate(2)	4.1%	1.1%	0.3%
Expected life of stock options (in years)(3)	5	5	5
Expected stock price volatility(4)	50.8%	48.5%	48.6%
Weighted average fair value of options granted	$23.94	$30.47	$21.65
(1)    Forfeitures are recorded when they occur.
(2)    Based on U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.
(3)    Estimated based on historical experience.
(4)    Based on historical experience over a term consistent with the expected life of the stock options.

Note 15. Income Taxes

Income tax expense consisted of the following:

(in millions)	2023	2022	2021
Current
Federal	$38.2	$105.9	$71.6
State	8.8	24.9	16.2
Total	47.0	130.8	87.8
Deferred
Federal	15.9	(5.6)	0.7
State	0.4	(1.1)	(2.9)
Total	16.3	(6.7)	(2.2)
Provision for income taxes	$63.3	$124.1	$85.6

As of August 26, 2023, $10.7 million of U.S. federal income taxes receivable was included in prepaid expenses and other current assets on the Consolidated Balance Sheets. Comparatively, as of August 27, 2022, $0.7 million of U.S. federal income taxes payable was included in income taxes payable on the Consolidated Balance Sheets.

A reconciliation of the U.S. statutory income tax rate to our effective income tax rate is as follows:

	2023	2022	2021
U.S. federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	3.1%	3.5%	3.3%
Income tax credits	(1.1)%	(0.5)%	(0.6)%
Nondeductible compensation	1.1%	0.9%	0.5%
Tax-free and dividend income	(0.1)%	(0.1)%	(0.1)%
Uncertain tax position settlements and adjustments	0.1%	(0.1)%	(0.1)%
Other items	(1.4)%	(0.6)%	(0.7)%
Effective tax provision rate	22.7%	24.1%	23.3%

Our effective tax rate decreased to 22.7% in Fiscal 2023 compared to 24.1% in Fiscal 2022 primarily due to both an increase in tax credits year-over-year over decreased income in the current year and favorable return to provision adjustments.

On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law in the U.S. Among other provisions, the IRA includes a 15% corporate minimum tax rate applied to certain large corporations and a 1% excise tax on corporate stock repurchases made after December 31, 2022. We do not expect the IRA to have a material impact on our consolidated financial statements. The amount of excise tax on Fiscal 2023 stock repurchases was not significant to our consolidated financial statements.

The tax effects of temporary differences that give rise to deferred income taxes were as follows:

(in millions)	August 26, 2023	August 27, 2022
Warranty reserves	$23.5	$30.7
Deferred compensation	2.4	3.0
Self-insurance reserve	5.1	4.9
Stock-based compensation	4.2	5.5
Leases	13.8	12.9
Convertible notes	5.8	—
Capitalized research and development costs	11.1	—
Other	13.9	9.1
Total deferred tax assets	79.8	66.1
Convertible notes	—	2.0
Intangibles	50.5	39.5
Depreciation	28.7	19.0
Leases	12.3	11.7
Total deferred tax liabilities	91.5	72.2
Total deferred income tax liabilities, net	$11.7	$6.1

Changes in the unrecognized tax benefits are as follows:

(in millions)	2023	2022	2021
Balance at beginning of year	$5.0	$5.5	$5.8
Gross decreases-tax positions in a prior year	(1.5)	(1.1)	(0.9)
Gross increases-tax positions in a prior year	1.0	—	—
Gross increases-current year tax positions	1.0	0.6	0.6
Balance at end of year	5.5	5.0	5.5
Accrued interest and penalties	0.6	0.7	1.0
Total unrecognized tax benefits	$6.1	$5.7	$6.5

The amount of unrecognized tax benefits is not expected to change materially within the next 12 months. If the remaining uncertain tax positions are ultimately resolved favorably, $5.7 million of unrecognized tax benefits would have a favorable impact on our effective tax rate. It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense.

We file a U.S. Federal tax return, as well as returns in various international and state jurisdictions. Although certain years are no longer subject to examination by the Internal Revenue Service ("IRS") and various state taxing authorities, net operating loss carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities. As of August 26, 2023, our federal returns from Fiscal 2020 to present are subject to review by the IRS. With limited exception, state returns from Fiscal 2019 to present continue to be subject to review by state taxing jurisdictions. We are currently under review by certain U.S. state tax authorities for Fiscal 2019 through Fiscal 2021. Several years may lapse before an uncertain tax position is audited and finally resolved and it is difficult to predict the outcome of such audits. We believe we have adequately reserved for our exposure to potential additional payments for uncertain tax positions in our liability for unrecognized tax benefits.

Note 16. Earnings per Share

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

Basic and diluted earnings per share are calculated as follows:

(in millions, except per share data)	2023	2022	2021
Earnings per share - basic
Net income	$215.9	$390.6	$281.9
Weighted average common shares outstanding	30.3	32.5	33.5
Basic earnings per common share(1)	$7.12	$12.03	$8.41

Earnings per share - diluted
Net income	$215.9	$390.6	$281.9
Interest expense on convertible notes, net of tax	4.7	—	—
Diluted net income	$220.6	$390.6	$281.9

Weighted average common shares outstanding	30.3	32.5	33.5
Dilutive impact of stock compensation awards	0.3	0.5	0.4
Dilutive impact of convertible notes	4.8	—	0.2
Weighted average common shares outstanding, assuming dilution	35.4	33.0	34.1

Anti-dilutive securities excluded from weighted average diluted common shares outstanding	0.1	0.2	—

Diluted earnings per common share(1)	$6.23	$11.84	$8.28
(1)    Earnings per share amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided.

For all periods presented, the dilutive effect of stock compensation awards was determined using the treasury stock method. Under the treasury stock method, shares associated with certain anti-dilutive securities have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding or anti-dilution.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

Evaluation of Internal Control Over Financial Reporting
Management's report on internal control over financial reporting as of August 26, 2023 is included within Item 8 of Part II in this Annual Report on Form 10-K and is incorporated herein by reference. The report of Deloitte & Touche LLP on the effectiveness of internal control over financial reporting is included within Item 8 of Part II in this Annual Report on Form 10-K and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting
There were no significant changes in internal control over financial reporting during the quarter ended August 26, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
During the three months ended August 26, 2023, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On October 17, 2023, we entered into a second amended and restated employment agreement (the “Employment Agreement”) with Donald Clark, President of the Company’s Grand Design RV operating segment (“GDRV”) and Senior Vice President of the Company. The Employment Agreement is effective as of September 1, 2023, following the expiration of Mr. Clark’s prior employment agreement on August 31, 2023 (the “First Amended Agreement”).

The Employment Agreement generally contains terms and conditions that are consistent with the terms and conditions of the First Amended Agreement. The primary changes to the terms of the Employment Agreement include:

•Establishing a new multi-year employment term lasting until August 31, 2028;

•Providing for an increase in Mr. Clark’s annual base salary from $400,000 to $500,000; and

•Providing for an annual short-term incentive opportunity (“Annual Incentive”) equal to 3.5% of the pretax net income of GDRV, payable in cash as compared to a combination of stock and cash (which cash portion was also paid quarterly) under the First Amended Agreement; provided, however, that 90% of the aggregate Annual Incentive amount will be paid quarterly based on GDRV’s pretax income for the applicable fiscal quarter and 10% of the aggregate Annual Incentive amount will be based on GDRV’s performance for the applicable fiscal year against an operating target set by the Company and will be paid on an annual basis.

We also entered into a second amended and restated change in control agreement (“Change in Control Agreement”) with Mr. Clark effective as of September 1, 2023, that will replace his current change in control agreement with the Company dated as of September 1, 2019. The Change in Control Agreement is materially consistent with the form we adopted and implemented in December 2021 for use with all other executive officers, except that the definition of “Cause” under the Change in Control Agreement has been modified to be consistent with the definition of “Cause” under the Employment Agreement. Additionally, the Change in Control Agreement continues to limit any payment Mr. Clark may receive thereunder to a cap of $3,000,000.

The foregoing descriptions of the Employment Agreement and the Change in Control Agreement are only summaries and the full text of each agreement is filed as Exhibit 10.30 and Exhibit 10.31, respectively, to this Annual Report on Form 10-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Reference is made to the table entitled "Information about our Executive Officers" in Part I of this Annual Report on Form 10-K and to the information included under the captions Corporate Governance and Election of Directors, in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 14, 2023, which information is incorporated by reference herein.

We have adopted a written code of ethics, the "Code of Conduct", which is applicable to each of our employees, including our Chief Executive Officer and Chief Financial Officer (such two officers, collectively, the "Senior Officers"). In accordance with the rules and regulations of the SEC, a copy of the Code of Conduct is posted on our website at www.winnebagoind.com in the "Governance Documents" section under "Investors - Corporate Governance."

We intend to disclose any changes in or waivers from the Code of Conduct applicable to any Senior Officer on our website at www.winnebagoind.com or by filing a Form 8-K.

Item 11. Executive Compensation.
Reference is made to the information included under the captions Director Compensation and Executive Compensation in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 14, 2023, which information is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Reference is made to the share ownership information and table entitled Security Ownership of Certain Beneficial Owners and Management and the information included under the caption Equity Compensation Plan Information included in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 14, 2023, which information is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Reference is made to the information included under the caption Corporate Governance in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 14, 2023, which information is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services.
Information about fees and services billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) is included under the caption Independent Registered Public Accountant's Fees and Services in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 14, 2023, which information is incorporated by reference herein.

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

3.Exhibit Index

Exhibit No.		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
2.1	Stock Purchase Agreement dated as of September 15, 2019, by and among Winnebago Industries, Inc., Octavius Corporation, Newmar Corporation, Dutch Real Estate Corp., New-Way Transport Corp., New-Serv, Inc., the shareholders of Newmar Corporation, Dutch Real Estate Corp., New-Way Transport Corp. and New-Serv, Inc. and Matthew Miller, as Sellers Agent.	8-K	2.1	09/16/2019
2.2	Equity Purchase Agreement dated July 19, 2021, by and among Winnebago Industries, Inc., Falcon Family, Inc., Ronald J. Fenech, William C. Fenech, Donald Clark, and Donald Clark Family, LLC, and William C. Fenech in his capacity as Representative.	8-K	10.1	7/20/2021
3.1	Articles of Incorporation of Winnebago Industries, Inc., effective January 1, 2022	8-K	3.1	01/05/2022
3.2	Bylaws of Winnebago Industries, Inc., effective August 15, 2023	8-K	3.2	08/17/2023
4.1	Description of Securities.	10-K	4a	10/19/2022
4.2	Indenture, dated November 1, 2019, by and between Winnebago Industries, Inc. and U.S. Bank National Association.	8-K	4.1	11/04/2019
4.3	Form of 1.50% Convertible Senior Note due 2025 (included in Exhibit 4.2)	8-K	4.2	11/04/2019
4.4	Indenture, dated as of July 8, 2020, by and among Winnebago Industries, Inc., the guarantors named therein and U.S. Bank National Association, as trustee.	8-K	4.1	07/09/2020
4.5	Form of 6.250% Senior Secured Note due 2028 (included in Exhibit 4.4)	8-K	4.2	07/09/2020
10.1
Winnebago Industries, Inc. Deferred Compensation Plan previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 2, 1991 and incorporated by reference herein and the Amendment dated June 29, 1995.*
		10-K	10.B	11/22/1995
10.2
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
10.3
Winnebago Industries, Inc. Executive Deferred Compensation Plan previously filed as Exhibit 10.C with the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 25, 2006 (Commission File Number 001-06403) and the Amendment dated June 21, 2011.*
		10-K	10.BB	10/25/2011
10.4	Winnebago Industries, Inc. 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan previously filed as Appendix B with the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on December 17, 2013 (Commission File Number 001-06403) and incorporated by reference herein and the Supplement previously filed as Exhibit 10.1 with the Registrant's Current Report on Form 8-K dated December 6, 2013 (Commission File Number 001-06403) and incorporated by reference herein.*	8-K	10.1	12/06/2013

Exhibit No.		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
10.5
Winnebago Industries, Inc. 2019 Omnibus Incentive Plan, previously filed as Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A filed on October 31, 2018 (Commission File Number 001-06403) and incorporated by reference herein.*
		DEF 14A	A	10/31/2018
10.6
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
10.7
Winnebago Industries, Inc. Profit Sharing and Deferred Savings Investment Plan previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1985 (Commission File Number 001-06403), and incorporated by reference herein, and the Amendment dated July 1, 1995 and incorporated by reference herein.*
		10-K	10.C	11/22/1995
10.8	Form of Non-Qualified Stock Option Agreement under Winnebago Industries, Inc. 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan (Fiscal 2019 awards and later).*	10-Q	10.b	12/20/2018
10.9	Form of Non-Qualified Stock Option Agreement under Winnebago Industries, Inc. 2019 Omnibus Equity, Performance Award, and Incentive Compensation Plan (Fiscal 2022 awards and later).*	10-K	10j	10/19/2022
10.10	Form of Non-Qualified Stock Option Agreement under Winnebago Industries, Inc. 2019 Omnibus Equity, Performance Award, and Incentive Compensation Plan (Fiscal 2023 awards and later).*	10-K	10k	10/19/2022
10.11	Form of Non-Qualified Stock Option Agreement under Winnebago Industries, Inc. 2019 Omnibus Equity, Performance Award, and Incentive Compensation Plan (Fiscal 2024 awards and later).*				X
10.12	Form of Restricted Stock Unit Award Agreement (Executives) under Winnebago Industries, Inc. 2019 Omnibus Equity, Performance Award, and Incentive Compensation Plan (Fiscal 2022 awards and later).*	10-K	10m	10/19/2022
10.13	Form of Restricted Stock Unit Award Agreement (Executives) under Winnebago Industries, Inc. 2019 Omnibus Equity, Performance Award, and Incentive Compensation Plan (Fiscal 2023 awards and later).*	10-K	10n	10/19/2022
10.14	Form of Restricted Stock Unit Award Agreement (Executives) under Winnebago Industries, Inc. 2019 Omnibus Equity, Performance Award, and Incentive Compensation Plan (Fiscal 2024 awards and later).*				X
10.15
Form of Restricted Stock Unit Award Agreement (Non-Employee Director) under Winnebago Industries, Inc. 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan (Fiscal 2019 awards and later).*
		10-Q	10.e	12/20/2018
10.16
Form of Restricted Stock Unit Award Agreement (Non-Employee Director) under Winnebago Industries, Inc. 2019 Omnibus Equity, Performance Award, and Incentive Compensation Plan (Fiscal 2022 awards and later).*
		10-K	10q	10/19/2022
10.17
Form of Restricted Stock Unit Award Agreement (Non-Employee Director) under Winnebago Industries, Inc. 2019 Omnibus Equity, Performance Award, and Incentive Compensation Plan (Fiscal 2023 awards and later).*
		10-K	10r	10/19/2022
10.18
Form of Restricted Stock Unit Award Agreement (Non-Employee Director) under Winnebago Industries, Inc. 2019 Omnibus Equity, Performance Award, and Incentive Compensation Plan (Fiscal 2024 awards and later).*
X
10.19	Form of Change in Control Agreement.*	10-Q	10.f	12/20/2018

Exhibit No.		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
10.20	Winnebago Industries, Inc. Supplemental Executive Retirement Plan.*	10-K	10.Z	10/27/2009
10.21	Winnebago Industries, Inc. Executive Incentive Compensation Plan for Fiscal Period 2021 and later.*	10-K	10q	10/21/2020
10.22	Form of Performance Stock Unit Agreement under Winnebago Industries, Inc. 2019 Omnibus Incentive Plan (Fiscal 2021 awards)*	10-K	10s	10/21/2020
10.23	Form of Performance Stock Unit Agreement under Winnebago Industries, Inc. 2019 Omnibus Incentive Plan (Fiscal 2022 awards)*	10-K	10t	10/20/2021
10.24	Form of Performance Stock Unit Agreement under Winnebago Industries, Inc. 2019 Omnibus Incentive Plan (Fiscal 2023 awards)*	10-K	10y	10/19/2022
10.25	Non-competition, Non-solicitation and Confidentiality Agreement by and among Octavius Corporation, Winnebago Industries, Inc., Grand Design RV, LLC, RDB III, Inc., Ronald Fenech, Donald Clark and William Fenech.	8-K	10.1	10/05/2016
10.26	Non-Solicitation and Confidentiality Agreement by and among Octavius Corporation, Winnebago Industries, Inc., Grand Design, RV, LLC, Summit Partners Growth Equity Fund VIII-B, L.P., Summit Partners Growth Equity Fund VIII-A, L.P., Summit Partners Entrepreneur Advisors Fund I, L.P., Summit Investors I, LLC, Summit Investors I (UK), L.P., and SP GE VIII-B GD RV Holdings, L.P.	8-K	10.2	10/05/2016
10.27	Registration Rights Agreement by and among Winnebago Industries, Inc., Summit Partners Growth Equity Fund VIII-A, L.P., Summit Partners Growth Equity Fund VIII-B, L.P., Summit Partners Entrepreneur Advisors Fund I, L.P., Summit Investors I, LLC, Summit Investors I (UK), L.P. and SP GE VIII-B GD RV Holdings, L.P., Donald Clark, Ronald Fenech, and William Fenech.	8-K	10.3	10/05/2016
10.28	Amended and Restated Employment Agreement between Winnebago Industries, Inc., Grand Design RV, LLC, and Donald Clark effective September 1, 2019.*	8-K	10.1	06/24/2019
10.29	Amended and Restated Change in Control Agreement between Winnebago Industries, Inc. and Donald Clark effective September 1, 2019.*	8-K	10.2	06/24/2019
10.30	Amended and Restated Employment Agreement between Winnebago Industries, Inc., Grand Design RV, LLC, and Donald Clark effective September 1, 2023.*				X
10.31	Amended and Restated Change in Control Agreement between Winnebago Industries, Inc. and Donald Clark effective September 1, 2023.*				X
10.32	Commitment Letter dated September 15, 2019, by and among Winnebago Industries, Inc., Goldman Sachs Bank USA, Bank of Montreal, and BMO Capital Markets Corp.	8-K	10.1	09/16/2019
10.33	Amended and Restated Credit Agreement dated as of October 22, 2019 among Winnebago Industries, Inc., Winnebago of Indiana, LLC and Grand Design RV, LLC, the other loan parties party thereto from time to time, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A.	8-K	10.1	10/23/2019
10.34	Purchase Agreement, dated October 29, 2019, by and among Winnebago Industries, Inc., Goldman Sachs & Co. LLC and BMO Capital Markets Corp.	8-K	10.1	11/04/2019
10.35	Base Convertible Bond Hedge Confirmation, dated October 29, 2019, between Winnebago Industries, Inc., and Goldman Sachs & Co. LLC.	8-K	10.2	11/04/2019
10.36	Base Convertible Bond Hedge Confirmation, dated October 29, 2019, between Winnebago Industries, Inc., and Bank of Montreal.	8-K	10.3	11/04/2019
10.37	Additional Convertible Bond Hedge Confirmation, dated October 30, 2019, between Winnebago Industries, Inc., and Goldman Sachs & Co. LLC.	8-K	10.4	11/04/2019

Exhibit No.		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
10.38	Additional Convertible Bond Hedge Confirmation, dated October 30, 2019, between Winnebago Industries, Inc., and Bank of Montreal.	8-K	10.5	11/04/2019
10.39	Base Warrant Confirmation, dated October 29, 2019, between Winnebago Industries, Inc., and Goldman Sachs & Co. LLC.	8-K	10.6	11/04/2019
10.40	Base Warrant Confirmation, dated October 29, 2019, between Winnebago Industries, Inc., and Bank of Montreal	8-K	10.7	11/04/2019
10.41	Additional Warrant Confirmation, dated October 30, 2019, between Winnebago Industries, Inc., and Goldman Sachs & Co. LLC.	8-K	10.8	11/04/2019
10.42	Additional Warrant Confirmation, dated October 30, 2019, between Winnebago Industries, Inc., and Bank of Montreal.	8-K	10.9	11/04/2019
10.43	Amendment No. 1 to Amended and Restated Credit Agreement dated as of November 15, 2019 among Winnebago Industries, Inc., Winnebago of Indiana, LLC and Grand Design RV, LLC, Newmar Corporation, the other loan parties thereto from time to time, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A.	10-Q	10.2	12/20/2019
10.44	First Restated and Amended Lease Agreement (Main Facility) dated October 4, 2019 by and between Three Oaks, LLC and Grand Design RV, LLC.	10-Q	10.14	12/20/2019
10.45	Second Restated and Amended Lease Agreement (Expansion Facility) dated October 4, 2019 by and between Three Oaks, LLC and Grand Design RV, LLC.	10-Q	10.15	12/20/2019
10.46	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of July 8, 2020, among Winnebago Industries, Inc., Winnebago of Indiana, LLC, Grand Design RV, LLC, Newmar Corporation, the other loan parties thereto from time to time, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent	8-K	10.1	7/9/2020
10.47	Intercreditor Agreement, dated as of July 8, 2020, among JPMorgan Chase Bank, N.A., U.S. Bank National Association, as collateral trustee, Winnebago Industries, Inc. and certain of its subsidiaries party thereto.	8-K	10.2	7/9/2020
10.48	Amended and Restated Employment Agreement between Winnebago Industries, Inc. and Michael Happe dated December 15, 2021*	8-K	10.1	12/17/2021
10.49	Winnebago Executive Officer Severance Plan and Summary Plan Description*	8-K	10.2	12/17/2021
10.50	Second Amended and Restated Credit Agreement dated as of July 15, 2022 among Winnebago Industries, Inc., Winnebago of Indiana, LLC, Grand Design RV, LLC and Newmar Corporation, the other loan parties party thereto from time to time, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A.	8-K	10.1	7/19/2022
21	List of Subsidiaries.				X
23	Consent of Independent Registered Public Accounting Firm.				X
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (furnished herewith).

Exhibit No.		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Winnebago Industries, Inc. Annual Report on Form 10-K for the fiscal year ended August 26, 2023, formatted in Inline XBRL (included as Exhibit 101).
*    Management contract or compensation plan or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.

By	/s/ Michael J. Happe
Michael J. Happe

President, Chief Executive Officer
(Principal Executive Officer)
Date: October 18, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 18, 2023, by the following persons on behalf of the Registrant and in the capacities indicated.

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