Form 10-Q
period 2023-11-25
WINNEBAGO INDUSTRIES INC
filed 2023-12-20
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 25, 2023

or

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

As of December 13, 2023, there were 29,237,891 shares of common stock, par value $0.50 per share, outstanding.

Winnebago Industries, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended November 25, 2023

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Winnebago Industries, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
(in millions, except per share data)	November 25, 2023	November 26, 2022
Net revenues	$763.0	$952.2
Cost of goods sold	647.2	791.8
Gross profit	115.8	160.4
Selling, general, and administrative expenses	71.1	70.7
Amortization	5.6	3.8
Total operating expenses	76.7	74.5
Operating income	39.1	85.9
Interest expense, net	4.1	5.9
Non-operating loss	0.6	0.3
Income before income taxes	34.4	79.7
Provision for income taxes	8.6	19.5
Net income	$25.8	$60.2

Earnings per common share:
Basic	$0.87	$1.98
Diluted	$0.78	$1.73

Weighted average common shares outstanding:
Basic	29.6	30.4
Diluted	34.7	35.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Balance Sheets

(in millions, except per share data)	November 25, 2023	August 26, 2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$219.6	$309.9
Receivables, less allowance for credit losses ($0.4 and $0.4, respectively)	187.6	178.5
Inventories, net	494.0	470.6
Prepaid expenses and other current assets	33.4	37.7
Total current assets	934.6	996.7
Property, plant, and equipment, net	331.1	327.3
Goodwill	514.5	514.5
Other intangible assets, net	496.4	502.0
Investment in life insurance	29.6	29.3
Operating lease assets	41.3	42.6
Other long-term assets	21.4	20.0
Total assets	$2,368.9	$2,432.4

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$123.4	$146.9
Accrued expenses:
Accrued compensation	34.2	35.9
Product warranties	91.8	97.8
Self-insurance	23.1	23.3
Promotional	28.5	29.9
Accrued interest and dividends	7.8	13.7
Other current liabilities	38.5	48.5
Total current liabilities	347.3	396.0
Non-current liabilities
Long-term debt, net	593.1	592.4
Deferred income tax liabilities, net	12.7	11.7
Unrecognized tax benefits	6.4	6.1
Long-term operating lease liabilities	40.5	42.0
Deferred compensation benefits, net of current portion	7.2	7.9
Other long-term liabilities	7.7	8.2
Total liabilities	1,014.9	1,064.3
Contingent liabilities and commitments (Note 11)
Shareholders' equity:
Preferred stock, par value $0.01: 10.0 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.50: 120.0 shares authorized; 51.8 shares issued	25.9	25.9
Additional paid-in capital	196.4	197.7
Retained earnings	1,773.6	1,747.8
Accumulated other comprehensive loss	(0.4)	(0.4)
Treasury stock, at cost: 22.6 and 22.0 shares, respectively	(641.5)	(602.9)
Total shareholders' equity	1,354.0	1,368.1
Total liabilities and shareholders' equity	$2,368.9	$2,432.4
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(in millions)	November 25, 2023	November 26, 2022
Operating activities
Net income	$25.8	$60.2
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation	8.1	6.6
Amortization	5.6	3.8
Amortization of debt issuance costs	0.8	0.8
Last in, first-out ("LIFO") expense	0.1	1.1
Stock-based compensation	4.6	3.0
Deferred income taxes	1.0	1.0
Contingent consideration fair value adjustment	0.8	0.4
Other, net	0.4	(0.2)
Change in operating assets and liabilities, net of assets and liabilities acquired
Receivables, net	(9.1)	51.2
Inventories, net	(24.0)	(28.3)
Prepaid expenses and other assets	(1.7)	6.9
Accounts payable	(23.4)	(81.5)
Income taxes and unrecognized tax benefits	8.7	19.1
Accrued expenses and other liabilities	(19.1)	(14.2)
Net cash (used in) provided by operating activities	(21.4)	29.9

Investing activities
Purchases of property, plant, and equipment	(11.8)	(27.8)
Other, net	(2.9)	0.7
Net cash used in investing activities	(14.7)	(27.1)

Financing activities
Borrowings on long-term debt	780.6	1,475.0
Repayments on long-term debt	(780.6)	(1,475.0)
Payments of cash dividends	(9.6)	(8.5)
Payments for repurchases of common stock	(44.2)	(4.5)
Other, net	(0.4)	(0.3)
Net cash used in financing activities	(54.2)	(13.3)

Net decrease in cash and cash equivalents	(90.3)	(10.5)
Cash and cash equivalents at beginning of period	309.9	282.2
Cash and cash equivalents at end of period	$219.6	$271.7

Supplemental Disclosures
Income taxes paid (received), net	$—	$(1.3)
Interest paid	2.5	2.3

Non-cash investing and financing activities
Capital expenditures in accounts payable	$2.9	$4.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Three Months Ended November 25, 2023
(in millions)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balances at August 26, 2023	51.8	$25.9	$197.7	$1,747.8	$(0.4)	(22.0)	$(602.9)	$1,368.1
Stock-based compensation	—	—	4.6	—	—	—	—	4.6
Issuance of stock for employee benefit and stock-based awards, net	—	—	(5.6)	—	—	0.1	5.6	—
Repurchase of common stock	—	—	(0.3)	—	—	(0.7)	(44.2)	(44.5)
Net income	—	—	—	25.8	—	—	—	25.8
Balances at November 25, 2023	51.8	$25.9	$196.4	$1,773.6	$(0.4)	(22.6)	$(641.5)	$1,354.0

	Three Months Ended November 26, 2022
(in millions)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balances at August 27, 2022	51.8	$25.9	$256.3	$1,537.5	$(0.5)	(21.5)	$(556.2)	$1,263.0
Adoption of Accounting Standards Update (ASU) 2020-06	—	—	(62.0)	29.0	—	—	—	(33.0)
Stock-based compensation	—	—	3.0	—	—	—	—	3.0
Issuance of stock for employee benefit and stock-based awards, net	—	—	(6.1)	—	—	0.3	6.0	(0.1)
Repurchase of common stock	—	—	—	—	—	(0.1)	(4.5)	(4.5)
Net income	—	—	—	60.2	—	—	—	60.2
Balances at November 26, 2022	51.8	$25.9	$191.2	$1,626.7	$(0.5)	(21.3)	$(554.7)	$1,288.6

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

The consolidated financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended August 26, 2023 filed with the SEC. Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year ending August 31, 2024.

Comprehensive Income
Comprehensive income represents the change in stockholders’ equity from transactions and other events and circumstances from sources other than shareholders. As of November 25, 2023 and November 26, 2022, the difference between comprehensive income and net income was not material.

Subsequent Events
In preparing the accompanying unaudited consolidated financial statements, we have evaluated subsequent events for potential recognition and disclosure through the date of this filing noting no material subsequent events except as disclosed in Note 13.

Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which requires incremental disclosures about significant segment expenses regularly provided to the Chief Operating Decision Maker. The new guidance is effective for annual reporting periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating the impact of the standard on our consolidated financial statements and related disclosures.

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

Our Chief Executive Officer (the Chief Operating Decision Maker ("CODM")) regularly reviews consolidated financial results in their entirety and operating segment financial information through Adjusted EBITDA and has ultimate responsibility for enterprise decisions. Our CODM is responsible for allocating resources and assessing performance of the consolidated enterprise, reportable segments and between operating segments. Management of each operating segment has responsibility for operating decisions, allocating resources and assessing performance within their respective operating segment. The accounting policies of all reportable segments are the same as those described in Note 1 in the Notes to Consolidated Financial Statements included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 26, 2023.

We monitor and evaluate operating performance of our reportable segments based on Adjusted EBITDA. We believe disclosing Adjusted EBITDA is useful to securities analysts, investors and other interested parties when evaluating companies in our industries. EBITDA is defined as net income before interest expense, provision for income taxes, and depreciation and amortization expense. Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation and amortization expense, and other pretax adjustments made in order to present comparable results period over period. Examples of items excluded from Adjusted EBITDA include acquisition-related costs, contingent consideration fair value adjustment, and non-operating income or loss.

Financial information by reportable segment is as follows:

	Three Months Ended
(in millions)	November 25, 2023	November 26, 2022
Net Revenues
Towable RV	$330.8	$347.3
Motorhome RV	334.4	464.2
Marine	87.3	131.4
Corporate / All Other	10.5	9.3
Consolidated	$763.0	$952.2

Adjusted EBITDA
Towable RV	$33.1	$36.3
Motorhome RV	21.3	50.3
Marine	7.2	18.5
Corporate / All Other	(7.5)	(8.1)
Consolidated	$54.1	$97.0

Capital Expenditures
Towable RV	$2.4	$14.3
Motorhome RV	7.3	5.8
Marine	1.2	7.3
Corporate / All Other	0.9	0.4
Consolidated	$11.8	$27.8

(in millions)	November 25, 2023	August 26, 2023
Assets
Towable RV	$759.3	$751.2
Motorhome RV	821.9	802.2
Marine	419.8	426.9
Corporate / All Other	367.9	452.1
Consolidated	$2,368.9	$2,432.4

Reconciliation of net income to consolidated Adjusted EBITDA is as follows:

	Three Months Ended
(in millions)	November 25, 2023	November 26, 2022
Net income	$25.8	$60.2
Interest expense, net	4.1	5.9
Provision for income taxes	8.6	19.5
Depreciation	8.1	6.6
Amortization	5.6	3.8
EBITDA	52.2	96.0
Acquisition-related costs	1.3	0.6
Contingent consideration fair value adjustment	0.8	0.4
Non-operating income	(0.2)	—
Adjusted EBITDA	$54.1	$97.0

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

	Fair Value at	Fair Value Hierarchy
(in millions)	November 25, 2023	Level 1	Level 2	Level 3
Assets that fund deferred compensation
Domestic equity funds	$1.8	$1.8	$—	$—
International equity funds	0.1	0.1	—	—
Total assets at fair value	$1.9	$1.9	$—	$—

Contingent consideration
Earnout liability	$19.2	$—	$—	$19.2
Total liabilities at fair value	$19.2	$—	$—	$19.2

	Fair Value at	Fair Value Hierarchy
(in millions)	August 26, 2023	Level 1	Level 2	Level 3
Assets that fund deferred compensation
Domestic equity funds	$1.7	$1.7	$—	$—
International equity funds	0.1	0.1	—	—
Total assets at fair value	$1.8	$1.8	$—	$—

Contingent consideration
Earnout liability	$18.4	$—	$—	$18.4
Total liabilities at fair value	$18.4	$—	$—	$18.4

Assets that Fund Deferred Compensation
Our assets that fund deferred compensation are marketable equity securities measured at fair value using quoted market prices and primarily consist of equity-based mutual funds. These securities, used to fund the Executive Deferred Compensation Plan, are classified as Level 1 as they are traded in an active market for which closing stock prices are readily available. Refer to Note 11 in the Notes to Consolidated Financial Statements included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 26, 2023 for additional information regarding these plans.

The proportion of the assets that will fund the deferred compensation payments within a year are included in prepaid expenses and other current assets on the Consolidated Balance Sheets. The remaining assets are classified as non-current and are included in other assets on the Consolidated Balance Sheets.

Contingent Consideration
Contingent consideration represents the earnout liability related to the Barletta acquisition and is valued using a probability-weighted scenario analysis of projected gross profit results and discounted at a risk-free rate. The contingent consideration is classified as Level 3. Actual gross profit results may differ significantly from those used in the estimate above, which may affect future payments. Changes in future payments will be reflected in future operating results as they occur. As of November 25, 2023 and August 26, 2023, the entire earnout liability was included in other current liabilities on the Consolidated Balance Sheets. Refer to Note 2 in the Notes to Consolidated Financial Statements included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 26, 2023 for additional information regarding the contingent consideration earnout provisions.

The following table provides a reconciliation of the beginning and ending balances of the contingent consideration:

	Three Months Ended
(in millions)	November 25, 2023	November 26, 2022
Beginning fair value - contingent consideration	$18.4	$39.8
Fair value adjustments	0.8	0.4
Ending fair value - contingent consideration	$19.2	$40.2

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain financial instruments are measured at fair value on a nonrecurring basis. These assets primarily include goodwill, intangible assets, property, plant and equipment, and right-of-use lease assets. These assets were originally recognized at amounts equal to the fair value determined at date of acquisition or purchase. If certain triggering events occur, or if an annual impairment test is required, we will evaluate the non-financial asset for impairment. If an impairment has occurred, the asset will be written down to its current estimated fair value. No impairments were recorded for non-financial assets in the three months ended November 25, 2023 or November 26, 2022.

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

Note 5.    Inventories

Inventories consist of the following:

(in millions)	November 25, 2023	August 26, 2023
Finished goods	$64.0	$53.0
Work-in-process	145.7	159.9
Raw materials	332.3	305.6
Total	542.0	518.5
Less: Excess of First-in, first-out ("FIFO") over LIFO cost	48.0	47.9
Inventories, net	$494.0	$470.6

Inventory valuation methods consist of the following:

(in millions)	November 25, 2023	August 26, 2023
LIFO basis	$283.8	$262.6
FIFO basis	258.2	255.9
Total	$542.0	$518.5

The above inventory value, before reduction for the LIFO reserve, approximates replacement cost at the respective dates.

Note 6.    Property, Plant, and Equipment
Property, plant, and equipment is stated at cost, net of accumulated depreciation, and consists of the following:

(in millions)	November 25, 2023	August 26, 2023
Land	$14.6	$14.6
Buildings and building improvements	248.0	247.3
Machinery and equipment	163.2	159.3
Software	52.7	52.7
Transportation	7.2	7.2
Construction in progress	55.9	49.3
Property, plant, and equipment, gross	541.6	530.4
Less: Accumulated depreciation	210.5	203.1
Property, plant, and equipment, net	$331.1	$327.3

Depreciation expense was $8.1 million and $6.6 million for the three months ended November 25, 2023 and November 26, 2022, respectively.

Note 7.    Goodwill and Intangible Assets

The carrying amount of goodwill by reportable segment is as follows:

(in millions)	Towable RV	Motorhome RV	Marine	Corporate / All Other	Total
Balances at November 25, 2023 and August 26, 2023 (1)	$244.7	$73.1	$166.4	$30.3	$514.5
(1) There was no activity in the three months ended November 25, 2023.

Other intangible assets, net of accumulated amortization, consist of the following:

	November 25, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Indefinite-lived trade names	$352.3	$—	$352.3
Finite-lived trade name	4.1	0.3	3.8
Dealer networks/customer relationships	183.6	79.5	104.1
Backlog	43.6	42.7	0.9
Developed technology	38.3	3.2	35.1
Non-compete agreements	6.6	6.4	0.2
Other intangible assets	$628.5	$132.1	$496.4

	August 26, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Indefinite-lived trade names	$352.3	$—	$352.3
Finite-lived trade name	4.1	0.2	3.9
Dealer networks/customer relationships	183.6	75.6	108.0
Backlog	43.6	42.5	1.1
Developed technology	38.3	1.8	36.5
Non-compete agreements	6.6	6.4	0.2
Other intangible assets	$628.5	$126.5	$502.0

The weighted average remaining amortization period for intangible assets as of November 25, 2023 was approximately seven years.

Estimated future amortization expense related to finite-lived intangible assets is as follows:

(in millions)	Amortization
Remainder of Fiscal 2024	$17.3
Fiscal 2025	22.1
Fiscal 2026	21.7
Fiscal 2027	21.7
Fiscal 2028	21.4
Fiscal 2029	15.5
Thereafter	24.4
Total amortization expense remaining	$144.1

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

Changes in the product warranty liability are as follows:

	Three Months Ended
(in millions)	November 25, 2023	November 26, 2022
Balance at beginning of period	$97.8	$127.9
Provision	18.4	18.1
Claims paid	(24.4)	(23.8)
Balance at end of period	$91.8	$122.2

Note 9.    Long-Term Debt

Long-term debt consists of the following:

(in millions)	November 25, 2023	August 26, 2023
ABL Credit Facility	$—	$—
Senior Secured Notes	300.0	300.0
Convertible Notes	300.0	300.0
Long-term debt, gross	600.0	600.0
Debt issuance costs, net	(6.9)	(7.6)
Long-term debt, net	$593.1	$592.4

Credit Agreements
On July 15, 2022, we amended and restated our asset-backed revolving credit agreement ("ABL Credit Facility") to, among other things, increase the commitments available from $192.5 million to $350.0 million and extend the maturity date from October 22, 2024 to July 15, 2027 (subject to certain factors which may accelerate the maturity date). The $350.0 million credit facility is on a revolving basis, subject to availability under a borrowing base consisting of eligible accounts receivable and eligible inventory. The ABL Credit Facility is available for issuance of letters of credit to a specified limit of $35.0 million. We pay a commitment fee of 0.25% based on the average daily amount of the facility available, but unused during the most recent quarter. We can elect to base the interest rate on various rates plus specific spreads depending on the borrowing amount outstanding. If drawn, interest on ABL Credit Facility borrowings is at a floating rate based upon our election, either term SOFR or REVSOFR30 (as defined in the ABL

Credit Facility agreement), plus, in each case, a credit spread adjustment of 0.10%, as well as an applicable spread between 1.25% and 1.75%, depending on the usage of the facility during the most recent quarter. Based on current usage, we would pay an applicable spread of 1.25%. In connection with the amendment, we capitalized $1.2 million of issuance costs that are being amortized over the five-year term of the ABL Credit Facility.

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

Refer to Note 9 in the Notes to Consolidated Financial Statements included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 26, 2023 for additional information regarding these credit agreements.

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

The conversion rate of the Convertible Notes may be adjusted in certain circumstances, including in connection with a conversion of the Convertible Notes made following certain fundamental changes and under other circumstances set forth in the indenture. As of November 25, 2023, the conversion rate was 15.9923 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $62.53. The difference between the initial conversion rate and the conversion rate as of November 25, 2023 is due to cash dividends that have been declared following the issuance of the Convertible Notes.

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

Refer to Note 9 in the Notes to Consolidated Financial Statements included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 26, 2023 for additional information regarding the Convertible Notes and the Call Spread Transactions.

Accounting Treatment of the Convertible Notes and Related Hedge Transactions and Warrant Transactions
The Convertible Notes are accounted for as a single liability measured at amortized cost. Interest expense, representing the amortization of the $9.8 million of debt issuance costs as well as the contractual interest expense is amortized using an effective interest rate of 2.1% over the term of the Convertible Notes. We recorded $1.6 million of interest expense during the three months ended November 25, 2023 and the three months ended November 26, 2022.

The net cost incurred in connection with the Call Spread Transactions was $11.2 million. These transactions are classified as equity and are not remeasured each reporting period.

Fair Value and Future Maturities
As of November 25, 2023 and August 26, 2023, the fair value of long-term debt, gross, was $643.8 million and $640.2 million, respectively. The fair value of the Convertible Notes was $357.1 million and $349.0 million as of November 25, 2023 and August 26, 2023, respectively. We are in compliance with all of our financial debt covenants as of November 25, 2023.

Aggregate contractual maturities of debt in future fiscal years are as follows:

(in millions)	Amount
Remainder of Fiscal 2024	$—
Fiscal 2025	300.0
Fiscal 2026	—
Fiscal 2027	—
Fiscal 2028	300.0
Fiscal 2029	—
Total Senior Secured Notes and Convertible Notes	$600.0

Note 10.    Employee and Retiree Benefits

Deferred compensation liabilities are as follows:

(in millions)	November 25, 2023	August 26, 2023
Non-qualified deferred compensation	$5.9	$6.7
Supplemental executive retirement plan	1.2	1.2
Executive deferred compensation plan	1.9	1.8
Total deferred compensation benefits	9.0	9.7
Less: current portion(1)	1.8	1.8
Deferred compensation benefits, net of current portion	$7.2	$7.9
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

Our repurchase agreements generally provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 24 months, provide that our liability will be the lesser of remaining principal owed by the dealer to the lending institution, or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our liability cannot exceed 100% of the dealer invoice. In certain instances, we also repurchase inventory from dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of recreational vehicles or boats to repurchase current inventory if a dealership exits the business. The total contingent liability on all of our repurchase agreements was approximately $1,857.3 million and $1,816.7 million at November 25, 2023 and August 26, 2023, respectively.

Our loss reserve for repurchase commitments contains uncertainties because the calculation requires management to make assumptions and apply judgment regarding a number of factors. Our risk of loss related to these repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period-end reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on these repurchase agreements and our historical loss experience, an associated loss reserve is established, which is included in other current liabilities on the Consolidated Balance Sheets. Our repurchase accrual was $1.2 million and $1.3 million at November 25, 2023 and August 26, 2023, respectively. Repurchase risk is affected by the credit worthiness of our dealer network. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to establish the loss reserve for repurchase commitments.

There was no material activity related to repurchase agreements during the three months ended November 25, 2023 and November 26, 2022.

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

Note 12. Revenue

All operating revenue is generated from contracts with customers. Our primary revenue source is generated through the sale of manufactured towable RV units, motorhome RV units and marine units to our independent dealer network (our customers). The following table disaggregates revenue by reportable segment and product category:

	Three Months Ended
(in millions)	November 25, 2023	November 26, 2022
Net Revenues
Towable RV
Fifth Wheel	$162.9	$187.7
Travel Trailer	158.0	148.3
Other(1)	9.9	11.3
Total Towable RV	330.8	347.3
Motorhome RV
Class A	164.9	231.1
Class B	72.3	146.9
Class C and Other (1)	97.2	86.2
Total Motorhome RV	334.4	464.2
Marine	87.3	131.4
Corporate / All Other(2)	10.5	9.3
Consolidated Net Revenues	$763.0	$952.2
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

Concentration of Risk
No single dealer organization accounted for more than 10% of net revenue for the three months ended November 25, 2023 or November 26, 2022.

Note 13. Stock-Based Compensation

On December 14, 2023, our shareholders approved the Amended and Restated 2019 Omnibus Incentive Plan (“Restated Plan”) as detailed in our Proxy Statement for the 2023 Annual Meeting of Shareholders. The Restated Plan continues to allow us to grant or issue non-qualified stock options, incentive stock options, share awards, and other equity compensation to key employees and to non-employee directors. The number of shares of our Common Stock that may be awarded and issued under the Restated Plan is 2.4 million, plus the shares still available under the 2019 Omnibus Incentive Plan (“2019 Plan”) and the shares subject to any awards outstanding under the 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan (“2014 Plan”). Until such time, however, awards under the 2014 Plan that are outstanding on December 14, 2023 will continue to be subject to the terms of the 2014 Plan, as applicable. Shares remaining available for future awards under the 2014 Plan were not carried over into the Restated Plan.

Stock-based compensation expense was $4.6 million and $3.0 million for the three months ended November 25, 2023 and November 26, 2022, respectively. Compensation expense is recognized over the requisite service or performance period of the award, unless accelerated by certain retirement eligibility provisions.

Note 14. Income Taxes

Our effective tax rate was 24.9% and 24.5% for the three months ended November 25, 2023 and November 26, 2022, respectively. The increase in tax rate for the three months ended November 25, 2023 compared to the three months ended November 26, 2022 was driven primarily by a net unfavorable impact of stock activity in the current year, partially offset by an increase in tax credits year-over-year over a lower pre-tax book income base.

As of November 25, 2023, $3.2 million of U.S. federal income taxes receivable was included in prepaid expenses and other current assets on the Consolidated Balance Sheets. Comparatively, as of August 26, 2023, $10.7 million of U.S. federal income taxes receivable was included in prepaid expenses and other current assets on the Consolidated Balance Sheets.

We file a U.S. Federal tax return, as well as returns in various international and state jurisdictions. As of November 25, 2023, our Federal returns from Fiscal 2020 to present are subject to review by the Internal Revenue Service. With limited exceptions, state returns from Fiscal 2019 to present continue to be subject to review by state taxing jurisdictions. We are currently under review by certain U.S. state tax authorities for Fiscal 2019 through Fiscal 2021. We believe we have adequately reserved for our exposure to potential additional payments for uncertain tax positions in our liability for unrecognized tax benefits.

Note 15. Earnings Per Share
Basic and diluted earnings per share are calculated as follows:

	Three Months Ended
(in millions, except per share data)	November 25, 2023	November 26, 2022
Earnings per share - basic
Net income	$25.8	$60.2
Weighted average common shares outstanding	29.6	30.4
Basic earnings per common share(1)	$0.87	$1.98

Earnings per share - diluted
Net income	$25.8	$60.2
Interest expense on convertible notes, net of tax	1.2	1.2
Diluted net income	$27.0	$61.4

Weighted average common shares outstanding	29.6	30.4
Dilutive impact of stock compensation awards	0.3	0.4
Dilutive impact of convertible notes	4.8	4.7
Weighted average common shares outstanding, assuming dilution	34.7	35.5

Anti-dilutive securities excluded from weighted average common shares outstanding, assuming dilution	0.1	0.1

Diluted earnings per common share(1)	$0.78	$1.73
(1)    Earnings per share amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided.

The dilutive effect of stock compensation awards was determined using the treasury stock method while the dilutive impact of the Convertible Notes was determined using the if-converted method. Under the treasury stock method, shares associated with certain anti-dilutive securities have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding or anti-dilution. Under the if-converted method, the Convertible Notes are assumed to be converted into common stock at the beginning of the reporting period, and the resulting shares are included in the denominator of the calculation. In addition, interest charges, net of any income tax effects are added back to the numerator of the calculation.

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

Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended August 26, 2023 (including the information presented therein under Risk Factors), as well as our reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited. All amounts are in millions, except share and per share data, unless otherwise noted.

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

Known Trends and Uncertainties
Our business continues to be challenged by macroeconomic conditions impacting retail consumers and our dealers, such as inflation and elevated interest rates. These factors have contributed to lower consumer spending and reduced short-term demand for large discretionary products such as RVs and marine products. In response, our dealers continue to exercise caution when managing stocking levels. In the first quarter of Fiscal 2024, these trends resulted in decreased sales due to declines in unit volume. We anticipate that as consumer demand stabilizes, dealers will exhibit a willingness to maintain inventory levels in the second half of Fiscal 2024, consistent with a one-for-one retail-to-wholesale ordering pattern. We continue to produce and ship in accordance with dealer demand as evidenced and requested by dealer orders.

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

Included in "Results of Operations" below for three months ended November 25, 2023 compared to the comparable prior year period is a reconciliation of EBITDA and Adjusted EBITDA from net income, the most directly comparable GAAP measure. We have included these non-GAAP performance measures as a comparable measure to illustrate the effect of non-recurring transactions that occurred during the reported periods and to improve comparability of our results from period to period. We believe Adjusted EBITDA provides meaningful supplemental information about our operating performance as this measure excludes amounts from net income that we do not consider part of our core operating results when assessing our performance. Examples of items excluded from Adjusted EBITDA include acquisition-related costs, contingent consideration fair value adjustment, and non-operating income or loss.

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

Results of Operations - Three Months Ended November 25, 2023 Compared to Three Months Ended November 26, 2022

Consolidated Performance Summary
The following is an analysis of changes in key items included in the Consolidated Statements of Income for the three months ended November 25, 2023 compared to the three months ended November 26, 2022:

	Three Months Ended
($ in millions, except per share data)	November 25, 2023	% of Revenues(1)	November 26, 2022	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$763.0	100.0%	$952.2	100.0%	$(189.2)	(19.9)%
Cost of goods sold	647.2	84.8%	791.8	83.2%	(144.6)	(18.3)%
Gross profit	115.8	15.2%	160.4	16.8%	(44.6)	(27.8)%
Selling, general, and administrative expenses	71.1	9.3%	70.7	7.4%	0.4	0.6%
Amortization	5.6	0.7%	3.8	0.4%	1.8	47.6%
Total operating expenses	76.7	10.1%	74.5	7.8%	2.2	3.0%
Operating income	39.1	5.1%	85.9	9.0%	(46.8)	(54.5)%
Interest expense, net	4.1	0.5%	5.9	0.6%	(1.8)	(30.9)%
Non-operating loss	0.6	0.1%	0.3	—%	0.3	110.8%
Income before income taxes	34.4	4.5%	79.7	8.4%	(45.3)	(56.8)%
Provision for income taxes	8.6	1.1%	19.5	2.0%	(10.9)	(56.0)%
Net income	$25.8	3.4%	$60.2	6.3%	$(34.4)	(57.1)%

Diluted earnings per share	$0.78		$1.73		$(0.95)	(54.9)%
Diluted weighted average shares outstanding	34.7		35.5		(0.8)	(2.3)%
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided. In addition, percentages may not add in total due to rounding.

Net revenues decreased primarily due to lower unit sales related to market conditions, product mix, and higher discounts and allowances compared to prior year, partially offset by carryover price increases related to higher motorized chassis costs.

Gross profit as a percentage of revenue decreased primarily due to volume deleverage and higher discounts and allowances compared to prior year.

Operating expenses increased primarily due to increased amortization related to Lithionics intangible assets and strategic investments, partially offset by lower incentive and volume-based compensation related to performance.

Interest expense, net decreased primarily due to higher interest income on short-term investments as a result of increased interest rates.

Our effective tax rate increased primarily due to a net unfavorable impact of stock activity in the current year, partially offset by an increase in tax credits year-over-year over a lower pre-tax book income base.

Non-GAAP Reconciliation
The following table reconciles net income to consolidated EBITDA and Adjusted EBITDA for the three months ended November 25, 2023 and November 26, 2022:

	Three Months Ended
(in millions)	November 25, 2023	November 26, 2022
Net income	$25.8	$60.2
Interest expense, net	4.1	5.9
Provision for income taxes	8.6	19.5
Depreciation	8.1	6.6
Amortization	5.6	3.8
EBITDA	52.2	96.0
Acquisition-related costs	1.3	0.6
Contingent consideration fair value adjustment	0.8	0.4
Non-operating income	(0.2)	—
Adjusted EBITDA	$54.1	$97.0

Reportable Segment Performance Summary
Towable RV
The following is an analysis of key changes in our Towable RV segment for the three months ended November 25, 2023 compared to the three months ended November 26, 2022:

	Three Months Ended
(in millions, except ASP and units)	November 25, 2023	% of Revenues(1)	November 26, 2022	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$330.8		$347.3		$(16.5)	(4.8)%
Adjusted EBITDA	33.1	10.0%	36.3	10.5%	(3.2)	(8.8)%

Average Selling Price ("ASP")(2)	$42,072		$48,173		$(6,101)	(12.7)%

	Three Months Ended
Unit deliveries	November 25, 2023	Product Mix(3)	November 26, 2022	Product Mix(3)	Unit Change	% Change
Travel trailer	5,381	68.6%	4,650	64.7%	731	15.7%
Fifth wheel	2,465	31.4%	2,541	35.3%	(76)	(3.0)%
Total Towable RV	7,846	100.0%	7,191	100.0%	655	9.1%

	November 25, 2023		November 26, 2022		Change(1)	% Change(1)
Backlog(4)
Units	5,290		10,441		(5,151)	(49.3)%
Dollars	$199.8		$434.0		$(234.3)	(54.0)%
Dealer Inventory
Units	16,667		20,576		(3,909)	(19.0)%
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

Net revenues decreased primarily due to a reduction in average selling price per unit related to product mix and targeted price reductions, partially offset by unit volume growth.

Adjusted EBITDA margin decreased primarily due to deleverage and new product start-up costs.

Backlog decreased due to continued softness in market conditions and a cautious dealer network.

Motorhome RV
The following is an analysis of key changes in our Motorhome RV segment for the three months ended November 25, 2023 compared to the three months ended November 26, 2022:

	Three Months Ended
(in millions, except ASP and units)	November 25, 2023	% of Revenues(1)	November 26, 2022	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$334.4		$464.2		$(129.8)	(28.0)%
Adjusted EBITDA	21.3	6.4%	50.3	10.8%	(28.9)	(57.6)%

ASP(2)	$195,120		$182,386		$12,734	7.0%

	Three Months Ended
Unit deliveries	November 25, 2023	Product Mix(3)	November 26, 2022	Product Mix(3)	Unit Change	% Change
Class A	481	27.9%	693	27.6%	(212)	(30.6)%
Class B	691	40.2%	1,322	52.7%	(631)	(47.7)%
Class C	549	31.9%	493	19.7%	56	11.4%
Total Motorhome RV	1,721	100.0%	2,508	100.0%	(787)	(31.4)%

	November 25, 2023		November 26, 2022		Change(1)	% Change(1)
Backlog(4)
Units	3,200		10,089		(6,889)	(68.3)%
Dollars	$545.3		$1,596.0		$(1,050.7)	(65.8)%
Dealer Inventory
Units	4,224		4,234		(10)	(0.2)%
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

Net revenues decreased primarily due to a decline in unit volume related to market conditions and higher levels of discounts and allowances compared to prior year, partially offset by product mix and price increases related to higher motorized chassis costs.

Adjusted EBITDA margin decreased due to volume deleverage, higher discounts and allowances, and operational efficiency challenges.

Backlog decreased due to continued softness in market conditions and a cautious dealer network.

Marine
The following is an analysis of key changes in our Marine segment for the three months ended November 25, 2023 compared to the three months ended November 26, 2022:

	Three Months Ended
(in millions, except ASP and units)	November 25, 2023	% of Revenues(1)	November 26, 2022	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$87.3		$131.4		$(44.0)	(33.5)%
Adjusted EBITDA	7.2	8.2%	18.5	14.1%	(11.3)	(61.0)%

ASP(2)	$81,113		$78,957		$2,156	2.7%

	Three Months Ended
Unit deliveries	November 25, 2023		November 26, 2022		Unit Change	% Change
Boats	1,118		1,700		(582)	(34.2)%

	November 25, 2023		November 26, 2022		Change(1)	% Change(1)
Backlog(3)
Units	1,897		3,633		(1,736)	(47.8)%
Dollars	$140.4		$318.5		$(178.1)	(55.9)%
Dealer Inventory(4)
Units	3,767		3,182		585	18.4%
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

Net revenues decreased primarily due to a decline in unit volume related to market conditions and higher discounts and allowances, partially offset by carryover price increases.

Adjusted EBITDA margin decreased due to volume deleverage and higher discounts and allowances compared to prior year.

Backlog decreased primarily driven by cautious dealer sentiment related to rising inventory levels.

Analysis of Financial Condition, Liquidity, and Resources
Cash Flows
The following table summarizes our cash flows from operations:

	Three Months Ended
(in millions)	November 25, 2023	November 26, 2022
Total cash provided by (used in):
Operating activities	$(21.4)	$29.9
Investing activities	(14.7)	(27.1)
Financing activities	(54.2)	(13.3)
Net decrease in cash and cash equivalents	$(90.3)	$(10.5)

Operating Activities
During the three months ended November 25, 2023, net cash used in operating activities was $21.4 million compared to net cash provided by operating activities of $29.9 million in the same period last year. The decrease in operating cash flow is primarily driven by changes in accounts receivable due to timing of invoicing/collections and lower profitability adjusted for non-cash items, partially offset by favorable changes in accounts payable due to timing of payments.

Investing Activities
Cash used in investing activities decreased primarily due to elevated purchases in the first three months of Fiscal 2023 to support operational expansion and organic growth.

Financing Activities
Cash used in financing activities increased primarily due to $44.2 million of stock repurchases in the first three months of Fiscal 2024 compared to $4.5 million in the first three months of Fiscal 2023.

Debt and Capital
We maintain a $350.0 million asset-based revolving credit facility ("ABL Credit Facility") with a maturity date of July 15, 2027 subject to certain factors which may accelerate the maturity date. As of November 25, 2023, we had no borrowings against the ABL Credit Facility.

As of November 25, 2023, we had $219.6 million in cash and cash equivalents and $350.0 million in unused ABL Credit Facility. Our cash and cash equivalent balances consist of high quality, short-term money market instruments.

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

Working Capital
Working capital at November 25, 2023 and August 26, 2023 was $587.3 million and $600.7 million, respectively. We currently expect cash on hand, funds generated from operations, and the borrowing available under our ABL Credit Facility to be sufficient to cover both short-term and long-term operating requirements.

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

On August 17, 2022, our Board of Directors authorized a new share repurchase program in the amount of $350.0 million with no time restriction on the authorization, which took effect immediately and replaced the prior program. In the three months ended November 25, 2023, we repurchased approximately 671,000 shares of our own common stock at a cost of $40.0 million under this authorization, and approximately 73,000 shares at a cost of $4.2 million to satisfy tax obligations on employee equity awards vested. We continually evaluate if share repurchases reflect a prudent use of our capital and, subject to compliance with our ABL Credit Facility and Senior Secured Notes, we may purchase shares in the future. As of November 25, 2023, we have $260.0 million remaining on our Board approved repurchase authorization.

On December 15, 2023, our Board of Directors approved a quarterly cash dividend of $0.31 per share payable on January 26, 2024, to common stockholders of record at the close of business on January 12, 2024.

Contractual Obligations and Commercial Commitments
There have been no material changes in our contractual obligations since the end of Fiscal 2023. See our Annual Report on Form 10-K for the fiscal year ended August 26, 2023 for additional information regarding our contractual obligations and commercial commitments.

Critical Accounting Estimates
We describe our critical accounting policies in Note 1 in the Notes to Consolidated Financial Statements included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 26, 2023. We discuss our critical accounting estimates in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 26, 2023. There have been no material changes to our critical accounting policies or critical accounting estimates since the end of Fiscal 2023.

Recently Issued Accounting Pronouncements
For a summary of recently issued applicable accounting pronouncements, see Note 1 in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Safe Harbor Statement Under the Private Securities Litigation Reform Act
Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as "anticipate," "assume," "believe," "estimate," "expect," "guidance," "intend," "outlook," "plan," "project," and other words and terms of similar meaning. Such statements reflect our current views and estimates with respect to future market conditions, company performance and financial results, operational investments, business prospects, new strategies, the competitive environment, and other events. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the potential results discussed in such forward-looking statements. Readers should review Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended August 26, 2023, and Item 1A of Part II of this Quarterly Report on Form 10-Q, for a description of important factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. Among the factors that could cause actual results and outcomes to differ materially from those contained in such forward-looking statements are the following:
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

Interest rate risk
The ABL Credit Facility, which is our only floating rate debt instrument, remains undrawn as of November 25, 2023.

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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the first quarter of Fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
For a description of our legal proceedings, see Note 11 in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended August 26, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Stock Repurchases
Purchases of our common stock during each fiscal month of the first quarter of Fiscal 2024 are as follows:

Period	Total Number of Shares Purchased(1,2)	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1,2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
8/27/23 - 9/30/23	—	$—	—	$300.0
10/1/23 - 10/28/23	331,269	58.02	258,612	285.0
10/29/23 - 11/25/23	412,562	60.61	412,445	260.0
Total	743,831	$59.46	671,057	$260.0
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

Item 5. Other Information
During the three months ended November 25, 2023, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

3.1	Articles of Incorporation of Winnebago Industries, Inc., effective January 1, 2022 (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated January 1, 2022).
3.2	Bylaws of Winnebago Industries, Inc., effective August 15, 2023 (incorporated by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated August 17, 2023).
4.1
Indenture, dated November 1, 2019, by and between Winnebago Industries, Inc. and U.S. Bank National Association (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated October 29, 2019).

4.2	Form of 1.50% Convertible Senior Note due 2025 (included in Exhibit 4.1).
4.3
Indenture, dated as of July 8, 2020, by and among Winnebago Industries, Inc., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated July 8, 2020).

4.4	Form of 6.250% Senior Secured Note due 2028 (included in Exhibit 4.3).
10.1
Amended and Restated Employment Agreement between Winnebago Industries, Inc., Grand Design RV, LLC, and Donald Clark effective September 1, 2023 (incorporated by reference from Exhibit 10.30 to the Registrant’s Current Report on Form 10-K dated October 18, 2023).*

10.2
Amended and Restated Change in Control Agreement between Winnebago Industries, Inc. and Donald Clark effective September 1, 2023 (incorporated by reference from Exhibit 10.31 to the Registrant’s Current Report on Form 10-K dated October 18, 2023).*

10.3
Winnebago Industries, Inc. Amended and Restated 2019 Omnibus Incentive Plan (incorporated by reference from Appendix A to the Registrant's Proxy Statement on Definitive 14A filed on November 3, 2023).*

10.4
Winnebago Industries, Inc. Employee Stock Purchase Plan as Amended on May 17, 2023 (incorporated by reference from Appendix B to the Registrant's Proxy Statement on Definitive 14A filed on November 3, 2023).*

10.5	Form of Performance Stock Unit Agreement under Winnebago Industries, Inc. 2019 Omnibus Incentive Plan (Fiscal 2024 awards)*
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (furnished herewith).
101.SCH	Inline XBRL Taxonomy Extension Schema Document (furnished herewith).
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document (furnished herewith).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith).
101.LAB	Inline XBRL Taxonomy Label Linkbase Document (furnished herewith).
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document (furnished herewith).
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101) (furnished herewith).
* Management contract or compensation plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.

Date:	December 20, 2023	By:	/s/ Michael J. Happe
Michael J. Happe
Chief Executive Officer, President
(Principal Executive Officer)

Date:	December 20, 2023	By:	/s/ Bryan L. Hughes
Bryan L. Hughes
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer)