Form 10-Q
period 2024-02-24
WINNEBAGO INDUSTRIES INC
filed 2024-03-21
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 24, 2024

or

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

As of March 13, 2024, there were 29,268,635 shares of common stock, par value $0.50 per share, outstanding.

Winnebago Industries, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended February 24, 2024

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Winnebago Industries, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
(in millions, except per share data)	February 24, 2024	February 25, 2023	February 24, 2024	February 25, 2023
Net revenues	$703.6	$866.7	$1,466.6	$1,818.9
Cost of goods sold	598.3	719.9	1,245.5	1,511.7
Gross profit	105.3	146.8	221.1	307.2
Selling, general, and administrative expenses	64.2	66.2	135.3	136.9
Amortization	5.7	3.8	11.3	7.6
Total operating expenses	69.9	70.0	146.6	144.5
Operating income	35.4	76.8	74.5	162.7
Interest expense, net	5.3	5.3	9.4	11.2
Loss on note repurchase	32.7	—	32.7	—
Non-operating loss	3.0	1.8	3.6	2.1
(Loss) income before income taxes	(5.6)	69.7	28.8	149.4
Provision for income taxes	7.1	16.9	15.7	36.4
Net (loss) income	$(12.7)	$52.8	$13.1	$113.0

(Loss) earnings per common share:
Basic	$(0.43)	$1.73	$0.45	$3.71
Diluted	$(0.43)	$1.52	$0.44	$3.25

Weighted average common shares outstanding:
Basic	29.2	30.5	29.4	30.5
Diluted	29.2	35.5	29.7	35.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Balance Sheets

(in millions, except per share data)	February 24, 2024	August 26, 2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$265.7	$309.9
Receivables, less allowance for credit losses ($0.4 and $0.4, respectively)	234.4	178.5
Inventories, net	465.8	470.6
Prepaid expenses and other current assets	36.3	37.7
Total current assets	1,002.2	996.7
Property, plant, and equipment, net	333.7	327.3
Goodwill	514.5	514.5
Other intangible assets, net	490.7	502.0
Investment in life insurance	30.1	29.3
Operating lease assets	39.9	42.6
Deferred income tax assets, net	3.2	—
Other long-term assets	19.6	20.0
Total assets	$2,433.9	$2,432.4

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$138.0	$146.9
Accrued expenses:
Accrued compensation	38.0	35.9
Product warranties	89.3	97.8
Self-insurance	21.2	23.3
Promotional	22.2	29.9
Accrued interest and dividends	3.9	13.7
Other current liabilities	40.6	48.5
Total current liabilities	353.2	396.0
Non-current liabilities
Long-term debt, net	694.8	592.4
Deferred income tax liabilities, net	—	11.7
Unrecognized tax benefits	6.6	6.1
Long-term operating lease liabilities	39.3	42.0
Deferred compensation benefits, net of current portion	7.3	7.9
Other long-term liabilities	8.1	8.2
Total liabilities	1,109.3	1,064.3
Contingent liabilities and commitments (Note 11)
Shareholders' equity:
Preferred stock, par value $0.01: 10.0 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.50: 120.0 shares authorized; 51.8 shares issued	25.9	25.9
Additional paid-in capital	188.1	197.7
Retained earnings	1,751.6	1,747.8
Accumulated other comprehensive loss	(0.4)	(0.4)
Treasury stock, at cost: 22.5 and 22.0 shares, respectively	(640.6)	(602.9)
Total shareholders' equity	1,324.6	1,368.1
Total liabilities and shareholders' equity	$2,433.9	$2,432.4
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(in millions)	February 24, 2024	February 25, 2023
Operating activities
Net income	$13.1	$113.0
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	16.6	13.3
Amortization	11.3	7.6
Amortization of debt issuance costs	1.6	1.5
Last in, first-out ("LIFO") expense	0.1	1.7
Stock-based compensation	8.1	6.5
Deferred income taxes	1.9	(1.5)
Loss on note repurchase	32.7	—
Contingent consideration fair value adjustment	1.1	2.0
Other, net	3.0	—
Change in operating assets and liabilities, net of assets and liabilities acquired
Receivables, net	(55.9)	(27.2)
Inventories, net	4.3	(16.3)
Prepaid expenses and other assets	1.3	0.4
Accounts payable	(8.6)	(50.1)
Income taxes and unrecognized tax benefits	3.5	(5.4)
Accrued expenses and other liabilities	(30.3)	(28.7)
Net cash provided by operating activities	3.8	16.8

Investing activities
Purchases of property, plant, and equipment	(22.8)	(49.4)
Other, net	(2.7)	0.8
Net cash used in investing activities	(25.5)	(48.6)

Financing activities
Borrowings on long-term debt	1,805.7	1,808.5
Repayments on long-term debt	(1,749.5)	(1,808.5)
Payments for convertible note bond hedge	(68.7)	—
Proceeds from issuance of convertible note warrant	31.3	—
Proceeds from partial unwind of convertible note bond hedge	55.8	—
Payments for partial unwind of convertible note warrant	(25.3)	—
Payments of cash dividends	(18.7)	(16.8)
Payments for repurchases of common stock	(44.2)	(4.9)
Payments of debt issuance costs	(9.7)	—
Other, net	0.8	0.6
Net cash used in financing activities	(22.5)	(21.1)

Net decrease in cash and cash equivalents	(44.2)	(52.9)
Cash and cash equivalents at beginning of period	309.9	282.2
Cash and cash equivalents at end of period	$265.7	$229.3

Supplemental Disclosures
Income taxes paid, net	$10.8	$42.0
Interest paid	13.2	12.1

Non-cash investing and financing activities
Capital expenditures in accounts payable	$2.7	$4.5
Accrued debt issuance costs	0.5	—
Increase in lease assets in exchange for lease liabilities:
Operating leases	—	3.5
Finance leases	0.7	—
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Three Months Ended February 24, 2024
(in millions, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balances at November 25, 2023	51.8	$25.9	$196.4	$1,773.6	$(0.4)	(22.6)	$(641.5)	$1,354.0
Partial repurchase of convertible notes	—	—	(22.2)	—	—	—	—	(22.2)
Partial unwind of convertible note bond hedge	—	—	55.8	—	—	—	—	55.8
Partial unwind of convertible note warrant	—	—	(25.3)	—	—	—	—	(25.3)
Convertible note bond hedge purchase, net of tax of $16.8	—	—	(51.9)	—	—	—	—	(51.9)
Issuance of convertible note warrant	—	—	31.3	—	—	—	—	31.3
Stock-based compensation	—	—	3.5	—	—	—	—	3.5
Issuance of stock for employee benefit and stock-based awards, net	—	—	0.5	—	—	0.1	0.9	1.4
Common stock dividends; $0.31 per share	—	—	—	(9.3)	—	—	—	(9.3)
Net loss	—	—	—	(12.7)	—	—	—	(12.7)
Balances at February 24, 2024	51.8	$25.9	$188.1	$1,751.6	$(0.4)	(22.5)	$(640.6)	$1,324.6

	Three Months Ended February 25, 2023
(in millions, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balances at November 26, 2022	51.8	$25.9	$191.2	$1,626.7	$(0.5)	(21.3)	$(554.7)	$1,288.6
Stock-based compensation	—	—	3.5	—	—	—	—	3.5
Issuance of stock for employee benefit and stock-based awards, net	—	—	(0.8)	—	—	0.1	2.0	1.2
Repurchase of common stock	—	—	—	—	—	—	(0.4)	(0.4)
Common stock dividends; $0.27 per share	—	—	—	(8.5)	—	—	—	(8.5)
Other comprehensive income	—	—	—	—	0.1	—	—	0.1
Net income	—	—	—	52.8	—	—	—	52.8
Balances at February 25, 2023	51.8	$25.9	$193.9	$1,671.0	$(0.4)	(21.2)	$(553.1)	$1,337.3

	Six Months Ended February 24, 2024
(in millions, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balances at August 26, 2023	51.8	$25.9	$197.7	$1,747.8	$(0.4)	(22.0)	$(602.9)	$1,368.1
Partial repurchase of convertible notes	—	—	(22.2)	—	—	—	—	(22.2)
Partial unwind of convertible note bond hedge	—	—	55.8	—	—	—	—	55.8
Partial unwind of convertible note warrant	—	—	(25.3)	—	—	—	—	(25.3)
Convertible note bond hedge purchase, net of tax of $16.8	—	—	(51.9)	—	—	—	—	(51.9)
Issuance of convertible note warrant	—	—	31.3	—	—	—	—	31.3
Stock-based compensation	—	—	8.1	—	—	—	—	8.1
Issuance of stock for employee benefit and stock-based awards, net	—	—	(5.1)	—	—	0.2	6.5	1.4
Repurchase of common stock	—	—	(0.3)	—	—	(0.7)	(44.2)	(44.5)
Common stock dividends; $0.31 per share	—	—	—	(9.3)	—	—	—	(9.3)
Net income	—	—	—	13.1	—	—	—	13.1
Balances at February 24, 2024	51.8	$25.9	$188.1	$1,751.6	$(0.4)	(22.5)	$(640.6)	$1,324.6

	Six Months Ended February 25, 2023
(in millions, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balances at August 27, 2022	51.8	$25.9	$256.3	$1,537.5	$(0.5)	(21.5)	$(556.2)	$1,263.0
Adoption of Accounting Standards Update (ASU) 2020-06	—	—	(62.0)	29.0	—	—	—	(33.0)
Stock-based compensation	—	—	6.5	—	—	—	—	6.5
Issuance of stock for employee benefit and stock-based awards, net	—	—	(6.9)	—	—	0.4	8.0	1.1
Repurchase of common stock	—	—	—	—	—	(0.1)	(4.9)	(4.9)
Common stock dividends; $0.27 per share	—	—	—	(8.5)	—	—	—	(8.5)
Other comprehensive income	—	—	—	—	0.1	—	—	0.1
Net income	—	—	—	113.0	—	—	—	113.0
Balances at February 25, 2023	51.8	$25.9	$193.9	$1,671.0	$(0.4)	(21.2)	$(553.1)	$1,337.3

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

Comprehensive Income
Comprehensive income represents the change in stockholders’ equity from transactions and other events and circumstances from sources other than shareholders. As of February 24, 2024 and February 25, 2023, the difference between comprehensive income and net income was not material.

Subsequent Events
In preparing the accompanying unaudited consolidated financial statements, we have evaluated subsequent events for potential recognition and disclosure through the date of this filing noting no material subsequent events.

Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures which requires expanded disclosures primarily related to the effective tax rate reconciliation and income taxes paid. The new guidance is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of the standard on our consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which requires incremental disclosures about significant segment expenses regularly provided to the Chief Operating Decision Maker. The new guidance is effective for annual reporting periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating the impact of the standard on our consolidated financial statements and related disclosures.

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

We monitor and evaluate operating performance of our reportable segments based on Adjusted EBITDA. We believe disclosing Adjusted EBITDA is useful to securities analysts, investors and other interested parties when evaluating companies in our industries. EBITDA is defined as net (loss) income before interest expense, provision for income taxes, and depreciation and amortization expense. Adjusted EBITDA is defined as net (loss) income before interest expense, provision for income taxes, depreciation and amortization expense, and other pretax adjustments made in order to present comparable results period over period. Examples of items excluded from Adjusted EBITDA include acquisition-related costs, change in fair value of note receivable, contingent consideration fair value adjustment, loss on note repurchase, and non-operating income or loss.

Financial information by reportable segment is as follows:

	Three Months Ended		Six Months Ended
(in millions)	February 24, 2024	February 25, 2023	February 24, 2024	February 25, 2023
Net Revenues
Towable RV	$284.7	$342.5	$615.5	$689.8
Motorhome RV	338.4	403.8	672.8	868.0
Marine	69.8	112.9	157.1	244.3
Corporate / All Other	10.7	7.5	21.2	16.8
Consolidated	$703.6	$866.7	$1,466.6	$1,818.9

Adjusted EBITDA
Towable RV	$26.8	$39.3	$59.9	$75.6
Motorhome RV	26.0	42.5	47.3	92.8
Marine	4.4	14.4	11.6	32.9
Corporate / All Other	(7.4)	(7.8)	(14.9)	(15.9)
Consolidated	$49.8	$88.4	$103.9	$185.4

Capital Expenditures
Towable RV	$0.2	$6.2	$2.6	$20.5
Motorhome RV	6.7	9.0	14.0	14.8
Marine	1.7	5.3	2.9	12.6
Corporate / All Other	2.4	1.1	3.3	1.5
Consolidated	$11.0	$21.6	$22.8	$49.4

(in millions)	February 24, 2024	August 26, 2023
Assets
Towable RV	$754.1	$751.2
Motorhome RV	844.8	802.2
Marine	415.4	426.9
Corporate / All Other	419.6	452.1
Consolidated	$2,433.9	$2,432.4

Reconciliation of net income to consolidated Adjusted EBITDA is as follows:

	Three Months Ended		Six Months Ended
(in millions)	February 24, 2024	February 25, 2023	February 24, 2024	February 25, 2023
Net (loss) income	$(12.7)	$52.8	$13.1	$113.0
Interest expense, net	5.3	5.3	9.4	11.2
Provision for income taxes	7.1	16.9	15.7	36.4
Depreciation	8.5	6.7	16.6	13.3
Amortization	5.7	3.8	11.3	7.6
EBITDA	13.9	85.5	66.1	181.5
Acquisition-related costs	0.2	1.1	1.5	1.7
Change in fair value of note receivable	3.0	—	3.0	—
Contingent consideration fair value adjustment	0.3	1.6	1.1	2.0
Loss on note repurchase	32.7	—	32.7	—
Non-operating (income) loss	(0.3)	0.2	(0.5)	0.2
Adjusted EBITDA	$49.8	$88.4	$103.9	$185.4

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

	Fair Value at	Fair Value Hierarchy
(in millions)	February 24, 2024	Level 1	Level 2	Level 3
Assets that fund deferred compensation
Domestic equity funds	$1.9	$1.9	$—	$—
International equity funds	0.1	0.1	—	—
Total assets at fair value	$2.0	$2.0	$—	$—

Contingent consideration
Earnout liability	$19.5	$—	$—	$19.5
Total liabilities at fair value	$19.5	$—	$—	$19.5

	Fair Value at	Fair Value Hierarchy
(in millions)	August 26, 2023	Level 1	Level 2	Level 3
Assets that fund deferred compensation
Domestic equity funds	$1.7	$1.7	$—	$—
International equity funds	0.1	0.1	—	—
Total assets at fair value	$1.8	$1.8	$—	$—

Contingent consideration
Earnout liability	$18.4	$—	$—	$18.4
Total liabilities at fair value	$18.4	$—	$—	$18.4

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

Contingent Consideration
Contingent consideration represents the earnout liability related to the Barletta acquisition and is valued using a probability-weighted scenario analysis of projected gross profit results and discounted at a risk-free rate. The contingent consideration is classified as Level 3. Actual gross profit results may differ significantly from those used in the estimate above, which may affect future payments. Changes in future payments will be reflected in future operating results as they occur. As of February 24, 2024 and August 26, 2023, the entire earnout liability was included in other current liabilities on the Consolidated Balance Sheets. Refer to Note 2 in the Notes to Consolidated Financial Statements included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 26, 2023 for additional information regarding the contingent consideration earnout provisions.

The following table provides a reconciliation of the beginning and ending balances of the contingent consideration:

	Three Months Ended		Six Months Ended
(in millions)	February 24, 2024	February 25, 2023	February 24, 2024	February 25, 2023
Beginning fair value - contingent consideration	$19.2	$40.2	$18.4	$39.8
Fair value adjustments	0.3	1.6	1.1	2.0
Ending fair value - contingent consideration	$19.5	$41.8	$19.5	$41.8

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain financial instruments are measured at fair value on a nonrecurring basis. These assets primarily include goodwill, intangible assets, property, plant and equipment, and right-of-use lease assets. These assets were originally recognized at amounts equal to the fair value determined at date of acquisition or purchase. If certain triggering events occur, or if an annual impairment test is required, we will evaluate the non-financial asset for impairment. If an impairment has occurred, the asset will be written down to its current estimated fair value. No impairments were recorded for non-financial assets in the six months ended February 24, 2024 or February 25, 2023.

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

Note 5.    Inventories

Inventories consist of the following:

(in millions)	February 24, 2024	August 26, 2023
Finished goods	$56.8	$53.0
Work-in-process	142.3	159.9
Raw materials	314.7	305.6
Total	513.8	518.5
Less: Excess of First-in, first-out ("FIFO") over LIFO cost	48.0	47.9
Inventories, net	$465.8	$470.6

Inventory valuation methods consist of the following:

(in millions)	February 24, 2024	August 26, 2023
LIFO basis	$278.4	$262.6
FIFO basis	235.4	255.9
Total	$513.8	$518.5

The above inventory value, before reduction for the LIFO reserve, approximates replacement cost at the respective dates.

Note 6.    Property, Plant, and Equipment
Property, plant, and equipment is stated at cost, net of accumulated depreciation, and consists of the following:

(in millions)	February 24, 2024	August 26, 2023
Land	$14.6	$14.6
Buildings and building improvements	268.3	247.3
Machinery and equipment	167.3	159.3
Software	53.4	52.7
Transportation	7.4	7.2
Construction in progress	41.1	49.3
Property, plant, and equipment, gross	552.1	530.4
Less: Accumulated depreciation	218.4	203.1
Property, plant, and equipment, net	$333.7	$327.3

Depreciation expense was $8.5 million and $6.7 million for the three months ended February 24, 2024 and February 25, 2023, respectively; and $16.6 million and $13.3 million for the six months ended February 24, 2024 and February 25, 2023, respectively.

Note 7.    Goodwill and Intangible Assets

The carrying amount of goodwill by reportable segment is as follows:

(in millions)	Towable RV	Motorhome RV	Marine	Corporate / All Other	Total
Balances at February 24, 2024 and August 26, 2023 (1)	$244.7	$73.1	$166.4	$30.3	$514.5
(1) There was no activity in the six months ended February 24, 2024.

Other intangible assets, net of accumulated amortization, consist of the following:

	February 24, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Indefinite-lived trade names	$352.3	$—	$352.3
Finite-lived trade name	4.1	0.5	3.6
Dealer networks/customer relationships	183.6	83.4	100.2
Backlog	43.6	42.8	0.8
Developed technology	38.3	4.6	33.7
Non-compete agreements	6.6	6.5	0.1
Other intangible assets	$628.5	$137.8	$490.7

	August 26, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Indefinite-lived trade names	$352.3	$—	$352.3
Finite-lived trade name	4.1	0.2	3.9
Dealer networks/customer relationships	183.6	75.6	108.0
Backlog	43.6	42.5	1.1
Developed technology	38.3	1.8	36.5
Non-compete agreements	6.6	6.4	0.2
Other intangible assets	$628.5	$126.5	$502.0

The weighted average remaining amortization period for intangible assets as of February 24, 2024 was approximately seven years.

Estimated future amortization expense related to finite-lived intangible assets is as follows:

(in millions)	Amortization
Remainder of Fiscal 2024	$11.6
Fiscal 2025	22.1
Fiscal 2026	21.7
Fiscal 2027	21.7
Fiscal 2028	21.4
Fiscal 2029	15.5
Thereafter	24.4
Total amortization expense remaining	$138.4

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

Changes in the product warranty liability are as follows:

	Three Months Ended		Six Months Ended
(in millions)	February 24, 2024	February 25, 2023	February 24, 2024	February 25, 2023
Balance at beginning of period	$91.8	$122.2	$97.8	$127.9
Provision	21.5	16.0	39.9	34.1
Claims paid	(24.0)	(24.5)	(48.4)	(48.3)
Balance at end of period	$89.3	$113.7	$89.3	$113.7

Note 9.    Long-Term Debt

Long-term debt consists of the following:

(in millions)	February 24, 2024	August 26, 2023
ABL Credit Facility	$—	$—
Senior Secured Notes	300.0	300.0
2030 Convertible Notes	350.0	—
2025 Convertible Notes	59.3	300.0
Long-term debt, gross	709.3	600.0
Debt issuance costs, net	(14.5)	(7.6)
Long-term debt, net	$694.8	$592.4

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

Senior Secured Notes
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

2030 Convertible Notes
On January 23, 2024, we issued $350.0 million in aggregate principal amount of 3.25% unsecured convertible senior notes due 2030 (“2030 Convertible Notes”). The net proceeds from the issuance of the 2030 Convertible Notes, after deducting the initial purchasers' transaction fees and offering expenses payable by us, were approximately $339.8 million. The 2030 Convertible Notes bear interest at the annual rate of 3.25%, payable on January 15 and July 15 of each year, beginning on July 15, 2024, and will mature on January 15, 2030, unless earlier repurchased, redeemed, or converted in accordance with their terms prior to such date.

The 2030 Convertible Notes may be converted at any time on or after July 15, 2029, until the close of business on the second scheduled trading day immediately preceding their maturity date. Upon conversion, we will settle the principal amount of the 2030 Convertible Notes in cash, and any conversion premium in excess of the principal amount in cash, or a combination of cash and shares of common stock, at our election.

The initial conversion rate of the 2030 Convertible Notes was 11.3724 shares of common stock per $1,000 principal amount of 2030 Convertible Notes, which is equal to an initial conversion price of approximately $87.93 per share. The conversion rate is subject to adjustment upon the occurrence of events specified in the Indenture to the 2030 Convertible Notes but will not be adjusted for accrued and unpaid interest on any 2030 Convertible Note being converted. In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture to the 2030 Convertible Notes) during the make-whole fundamental change conversion period (as defined in the Indenture to the 2030 Convertible Notes), the Company will, in certain circumstances, increase the conversion rate by the number of additional shares described in the Indenture to the 2030 Convertible Notes for a holder that elects to convert such holder’s 2030 Convertible Notes in connection with such make-whole fundamental change. As of February 24, 2024, there have been no changes to the initial conversion rate.

Prior to the close of business on the business day immediately preceding July 15, 2029, the 2030 Convertible Notes will be convertible only under the following circumstances:

1.during any calendar quarter commencing after the calendar quarter ending on March 31, 2024 (and only during such calendar quarter), if the last reported sale price per share of the common stock is more than 130% of the applicable conversion price on each applicable trading day for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
2.during the five consecutive business day period immediately after any five consecutive trading day period (the "measurement period to the 2030 Convertible Notes") in which the trading price per $1,000 principal amount of 2030 Convertible Notes for each trading day of the measurement period to the 2030 Convertible Notes was less than 98% of the product of the last reported sale price per share of the common stock and the conversion rate for the 2030 Convertible Notes on each such trading day;
3.upon the occurrence of certain specified corporate events set forth in the indenture to the 2030 Convertible Notes; or
4.if we call such 2030 Convertible Notes for redemption (as described below)

The 2030 Convertible Notes will be redeemable, in whole or in part (subject to certain limitations), for cash at our option at any time, and from time to time, on or after January 15, 2028 and on or before the 40th scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of our common stock exceeds 130% of the conversion price for a specified period of time (as defined in the indenture to the 2030 Convertible Notes). The redemption price will be equal to the principal amount of the 2030 Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

On January 18, 2024 and January 19, 2024, in connection with the offering of the 2030 Convertible Notes, we entered into privately negotiated convertible note hedge transactions (collectively, the “2030 Hedge Transactions”) that cover, subject to customary anti-dilution adjustments, the number of shares of our common stock that initially underlie the 2030 Convertible Notes, and are expected generally to reduce the potential dilution and/or offset any cash payments we are required to make in excess of the principal amount due, as the case may be, upon conversion of the 2030 Convertible Notes in the event that the market price of our common stock is greater than the strike price of the 2030 Hedge Transactions, which was initially $87.93 per share (subject to adjustment under the terms of the 2030 Hedge Transactions), corresponding to the initial conversion price of the 2030 Convertible Notes.

On January 18, 2024 and January 19, 2024, we also entered into privately negotiated warrant transactions (collectively, the “2030 Warrant Transactions” and, together with the 2030 Hedge Transactions, the “2030 Call Spread Transactions”), whereby we sold warrants at a higher strike price relating to the same number of shares of our common stock that initially underlie the 2030 Convertible Notes, subject to customary anti-dilution adjustments. The initial strike price of the 2030 warrants is $135.28 per share (subject to adjustment under the terms of the 2030 Warrant Transactions), which is approximately 100% above the last reported sale price of our common stock on January 18, 2024. The 2030 Warrant Transactions could have a dilutive effect to our stockholders to the extent that the market price per share of our common stock, as measured under the terms of the 2030 Warrant Transactions, exceeds the applicable strike price of the warrants.

The 2030 Hedge Transactions and the 2030 Warrant Transactions are separate transactions, in each case, are not part of the terms of the 2030 Convertible Notes and will not affect any holder’s rights under the 2030 Convertible Notes. Holders of the 2030 Convertible Notes will not have any rights with respect to the 2030 Call Spread Transactions.

Accounting Treatment of the 2030 Convertible Notes and Related 2030 Hedge Transactions and 2030 Warrant Transactions
The 2030 Convertible Notes are accounted for as a single liability measured at amortized cost. Interest expense, representing the amortization of the $10.2 million of debt issuance costs as well as the contractual interest expense is amortized using an effective interest rate of 3.8% over the term of the 2030 Convertible Notes. We recorded $1.1 million of interest expense during the three and six months ended February 24, 2024.

The net after-tax cost incurred in connection with the 2030 Call Spread Transactions was $20.6 million. These transactions are classified as equity and are not remeasured each reporting period.

2025 Convertible Notes
On November 1, 2019, we issued $300.0 million in aggregate principal amount of 1.5% unsecured convertible senior notes due 2025 (“2025 Convertible Notes”). The net proceeds from the issuance of the 2025 Convertible Notes, after deducting the initial purchasers' transaction fees and offering expense payable by us, were approximately $290.2 million. The 2025 Convertible Notes bear interest at the annual rate of 1.5%, payable on April 1 and October 1 of each year, beginning on April 1, 2020, and will mature on April 1, 2025, unless earlier converted or repurchased by us.

The 2025 Convertible Notes will be convertible into cash, shares of our common stock or a combination thereof, at our election, at an initial conversion rate of 15.6906 shares of common stock per $1,000 principal amount of 2025 Convertible Notes, which is equivalent to an initial conversion price of approximately $63.73 per share, as adjusted pursuant to the terms of the indenture governing the 2025 Convertible Notes. The 2025 Convertible Notes may be converted at any time on or after October 1, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date.

The conversion rate of the 2025 Convertible Notes may be adjusted in certain circumstances, including in connection with a conversion of the 2025 Convertible Notes made following certain fundamental changes and under other circumstances set forth in the indenture to the 2025 Convertible Notes. As of February 24, 2024, the conversion rate was 15.9923 shares of common stock per $1,000 principal amount of 2025 Convertible Notes, which is equivalent to a conversion price of approximately $62.53. The difference between the initial conversion rate and the conversion rate as of February 24, 2024 is due to cash dividends that have been declared following the issuance of the 2025 Convertible Notes.

It is our current intent to settle all conversions of the 2025 Convertible Notes in cash. Our ability to cash settle may be limited depending on the stock price at the time of conversion.

Prior to the close of business on the business day immediately preceding October 1, 2024, the 2025 Convertible Notes will be convertible only under the following circumstances:

1.during any calendar quarter commencing after December 31, 2019 if the closing sale price of the common stock is more than 130% of the applicable conversion price on each applicable trading day for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
2.during the five consecutive business day period after any five consecutive trading day period (the "measurement period to the 2025 Convertible Notes") in which the trading price per $1,000 principal amount of 2025 Convertible Notes for each trading day of the measurement period to the 2025 Convertible Notes was less than 98% of the product of the last reported sale price of the common stock and the conversion rate for the 2025 Convertible Notes on each such trading day; or
3.upon the occurrence of certain specified corporate events set forth in the indenture for the 2025 Convertible Notes.

We may not redeem the 2025 Convertible Notes at our option prior to the maturity date, and no sinking fund is provided for the 2025 Convertible Notes.

On October 29, 2019 and October 30, 2019, in connection with the offering of the 2025 Convertible Notes, we entered into privately negotiated convertible note hedge transactions (collectively, the “2025 Hedge Transactions”) that cover, subject to customary anti-dilution adjustments, the number of shares of our common stock that initially underlie the 2025 Convertible Notes.

On October 29, 2019 and October 30, 2019, we also entered into privately negotiated warrant transactions (collectively, the “2025 Warrant Transactions” and, together with the 2025 Hedge Transactions, the “2025 Call Spread Transactions”), whereby we sold warrants at a higher strike price relating to the same number of shares of our common stock that initially underlie the 2025 Convertible Notes, subject to customary anti-dilution adjustments.

The 2025 Hedge Transactions and the 2025 Warrant Transactions are separate transactions, in each case, and are not part of the terms of the 2025 Convertible Notes and will not affect any holder’s rights under the 2025 Convertible Notes. Holders of the 2025 Convertible Notes will not have any rights with respect to the 2025 Call Spread Transactions.

On January 18, 2024, we entered into separate, privately negotiated transactions (the "2025 Convertible Note Repurchases") with certain holders of the 2025 Convertible Notes to repurchase $240.7 million aggregate principal amount of the 2025 Convertible Notes using $293.8 million of the net proceeds received from the 2030 Convertible Notes. In connection with the 2025 Convertible Note Repurchases, we recorded a loss on note repurchase of $32.7 million in loss on note repurchase in the accompanying Consolidated Statements of Income for the three and six months ended February 24, 2024. The loss on note repurchase represents the difference between the fair value of consideration transferred to the holders of the repurchased 2025 Convertible Notes and the conversion value of 2025 Convertible Notes repurchased pursuant to the original conversion terms. Concurrently with the 2025 Convertible Note Repurchases, we entered into agreements to terminate a proportionate amount of the 2025 Call Spread Transactions, which resulted in net proceeds of $30.5 million recorded as equity in the accompanying Consolidated Balance Sheets.

Accounting Treatment of the 2025 Convertible Notes and Related 2025 Hedge Transactions and 2025 Warrant Transactions
The 2025 Convertible Notes are accounted for as a single liability measured at amortized cost. Interest expense, representing the amortization of the remaining debt issuance costs as well as the contractual interest expense is amortized using an effective interest rate of 2.1% over the term of the 2025 Convertible Notes. We recorded $1.1 million and $1.6 million of interest expense during the three months ended February 24, 2024 and February 25, 2023, respectively; and we recorded $2.7 million and $3.1 million of interest expense during the six months ended February 24, 2024 and February 25, 2023, respectively.

The 2025 Call Spread Transactions are classified as equity and are not remeasured each reporting period.

Fair Value and Future Maturities
The fair value of long-term debt, gross is as follows:

(in millions)	February 24, 2024	August 26, 2023
ABL Credit Facility	$—	$—
Senior Secured Notes	296.2	291.2
2030 Convertible Notes	369.8	—
2025 Convertible Notes	71.6	349.0
Long-term debt, gross	$737.6	$640.2

Aggregate contractual maturities of debt in future fiscal years are as follows:

(in millions)	Amount
Remainder of Fiscal 2024	$—
Fiscal 2025	59.3
Fiscal 2026	—
Fiscal 2027	—
Fiscal 2028	300.0
Fiscal 2029	—
Thereafter	350.0
Total	$709.3

We are in compliance with all of our financial debt covenants as of February 24, 2024.

Refer to Note 9 in the Notes to Consolidated Financial Statements included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 26, 2023 for additional information regarding our long-term debt.

Note 10.    Employee and Retiree Benefits

Deferred compensation liabilities are as follows:

(in millions)	February 24, 2024	August 26, 2023
Non-qualified deferred compensation	$5.7	$6.7
Supplemental executive retirement plan	1.2	1.2
Executive deferred compensation plan	2.0	1.8
Total deferred compensation benefits	8.9	9.7
Less: current portion(1)	1.6	1.8
Deferred compensation benefits, net of current portion	$7.3	$7.9
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

Our repurchase agreements generally provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 24 months, provide that our liability will be the lesser of remaining principal owed by the dealer to the lending institution, or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our liability cannot exceed 100% of the dealer invoice. In certain instances, we also repurchase inventory from dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of recreational vehicles or boats to repurchase current inventory if a dealership exits the business. The total contingent liability on all of our repurchase agreements was approximately $2,042.1 million and $1,816.7 million at February 24, 2024 and August 26, 2023, respectively.

Our loss reserve for repurchase commitments contains uncertainties because the calculation requires management to make assumptions and apply judgment regarding a number of factors. Our risk of loss related to these repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period-end reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on these repurchase agreements and our historical loss experience, an associated loss reserve is established, which is included in other current liabilities on the Consolidated Balance Sheets. Our repurchase accrual was $1.3 million at February 24, 2024 and August 26, 2023. Repurchase risk is affected by the credit worthiness of our dealer network. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to establish the loss reserve for repurchase commitments.

There was no material activity related to repurchase agreements during the six months ended February 24, 2024 and February 25, 2023.

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

Note 12. Revenue

All operating revenue is generated from contracts with customers. Our primary revenue source is generated through the sale of manufactured towable RV units, motorhome RV units and marine units to our independent dealer network (our customers). The following table disaggregates revenue by reportable segment and product category:

	Three Months Ended		Six Months Ended
(in millions)	February 24, 2024	February 25, 2023	February 24, 2024	February 25, 2023
Net Revenues
Towable RV
Fifth Wheel	$143.2	$175.3	$306.1	$363.0
Travel Trailer	134.3	157.2	292.3	305.5
Other(1)	7.2	10.0	17.1	21.3
Total Towable RV	284.7	342.5	615.5	689.8
Motorhome RV
Class A	130.9	183.1	295.8	414.2
Class B	77.0	106.6	149.3	253.5
Class C and Other(1)	130.5	114.1	227.7	200.3
Total Motorhome RV	338.4	403.8	672.8	868.0
Marine	69.8	112.9	157.1	244.3
Corporate / All Other(2)	10.7	7.5	21.2	16.8
Consolidated Net Revenues	$703.6	$866.7	$1,466.6	$1,818.9
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

Concentration of Risk
No single dealer organization accounted for more than 10% of net revenue for the six months ended February 24, 2024 or February 25, 2023.

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

Stock-based compensation expense was $3.5 million and $3.5 million for the three months ended February 24, 2024 and February 25, 2023, respectively; and $8.1 million and $6.5 million for the six months ended February 24, 2024 and February 25, 2023, respectively. Compensation expense is recognized over the requisite service or performance period of the award, unless accelerated by certain retirement eligibility provisions.

Note 14. Income Taxes

Our effective tax rate was (126.1)% and 24.3% for the three months ended February 24, 2024 and February 25, 2023, respectively, and 54.4% and 24.4% for the six months ended February 24, 2024 and February 25, 2023, respectively. The tax rate difference for the three months ended February 24, 2024 compared to the three months ended February 25, 2023 was driven primarily by the non-deductible loss on note repurchase, partially offset by an increase in tax credits year-over-year. The increase in tax rate for the six months ended February 24, 2024 compared to the six months ended February 25, 2023 was driven primarily by the impact of the non-deductible loss on note repurchase and a net favorable benefit in the prior year related to stock compensation, partially offset by an increase in tax credits year-over-year over decreased income in the current year.

As of February 24, 2024, $7.9 million of U.S. federal income taxes receivable was included in prepaid expenses and other current assets on the Consolidated Balance Sheets. Comparatively, as of August 26, 2023, $10.7 million of U.S. federal income taxes receivable was included in prepaid expenses and other current assets on the Consolidated Balance Sheets.

We file a U.S. Federal tax return, as well as returns in various international and state jurisdictions. As of February 24, 2024, our U.S. Federal returns from Fiscal 2020 to present are subject to review by the Internal Revenue Service. With limited exceptions, U.S. state returns from Fiscal 2020 to present continue to be subject to review by state taxing jurisdictions. We are currently under review by certain U.S. state tax authorities for Fiscal 2020 through Fiscal 2021. We believe we have adequately reserved for our exposure to potential additional payments for uncertain tax positions in our liability for unrecognized tax benefits.

Note 15. Earnings Per Share
Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Six Months Ended
(in millions, except per share data)	February 24, 2024	February 25, 2023	February 24, 2024	February 25, 2023
Earnings per share - basic
Net (loss) income	$(12.7)	$52.8	$13.1	$113.0
Weighted average common shares outstanding	29.2	30.5	29.4	30.5
Basic (loss) earnings per common share(1)	$(0.43)	$1.73	$0.45	$3.71

Earnings per share - diluted
Net (loss) income	$(12.7)	$52.8	$13.1	$113.0
Interest expense on convertible notes, net of tax	—	1.2	—	2.4
Diluted net (loss) income	$(12.7)	$54.0	$13.1	$115.4

Weighted average common shares outstanding	29.2	30.5	29.4	30.5
Dilutive impact of stock compensation awards	—	0.3	0.3	0.3
Dilutive impact of convertible notes	—	4.7	—	4.7
Weighted average common shares outstanding, assuming dilution	29.2	35.5	29.7	35.5

Anti-dilutive securities excluded from weighted average common shares outstanding, assuming dilution	0.5	0.2	0.2	0.1

Diluted (loss) earnings per common share(1)	$(0.43)	$1.52	$0.44	$3.25
(1)    Earnings per share amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided.

The dilutive effect of stock compensation awards, if any, was determined using the treasury stock method while the dilutive impact of the 2025 Convertible Notes and the 2030 Convertible Notes was determined using the if-converted method. Under the treasury stock method, shares associated with certain anti-dilutive securities have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding or anti-dilution. As the 2025 Convertible Notes will be convertible into cash, shares of our common stock or a combination thereof, at our election, the 2025 Convertible Notes are assumed to be converted into common stock at the beginning of the reporting period, and the resulting shares are included in the denominator of the calculation. In addition, interest charges, net of any income tax effects are added back to the numerator of the calculation. For the 2030 Convertible Notes, we are required to settle the principal amount in cash and any conversion premium in excess of the principal amount in cash, shares of common stock, or a combination of cash and shares of common stock, at our election. As such, the 2030 Convertible Notes only have an impact on diluted earnings per share when the average share price of our common stock exceeds the conversion price.

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

Known Trends and Uncertainties
Our business continues to be challenged by macroeconomic conditions impacting retail consumers and our dealers, such as inflation and elevated interest rates. These factors have contributed to lower consumer spending and reduced short-term demand for large discretionary products such as RVs and marine products. In response, our dealers continue to exercise caution when managing stocking levels. In the first six months of Fiscal 2024, these trends resulted in decreased sales due to declines in unit volume. We anticipate that as consumer demand stabilizes, dealers will exhibit a willingness to maintain inventory levels in calendar year 2024, consistent with a one-for-one retail-to-wholesale ordering pattern. We continue to produce and ship in accordance with dealer demand as evidenced and requested by dealer orders.

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

Included in "Results of Operations" below for the three and six months ended February 24, 2024 compared to the comparable prior year period is a reconciliation of EBITDA and Adjusted EBITDA from net income, the most directly comparable GAAP measure. We have included these non-GAAP performance measures as a comparable measure to illustrate the effect of non-recurring transactions that occurred during the reported periods and to improve comparability of our results from period to period. We believe Adjusted EBITDA provides meaningful supplemental information about our operating performance as this measure excludes amounts from net income that we do not consider part of our core operating results when assessing our performance. Examples of items excluded from Adjusted EBITDA include acquisition-related costs, change in fair value of note receivable, contingent consideration fair value adjustment, loss on note repurchase, and non-operating income or loss.

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

Results of Operations - Three Months Ended February 24, 2024 Compared to Three Months Ended February 25, 2023

Consolidated Performance Summary
The following is an analysis of changes in key items included in the Consolidated Statements of Income for the three months ended February 24, 2024 compared to the three months ended February 25, 2023:

	Three Months Ended
($ in millions, except per share data)	February 24, 2024	% of Revenues(1)	February 25, 2023	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$703.6	100.0%	$866.7	100.0%	$(163.2)	(18.8)%
Cost of goods sold	598.3	85.0%	719.9	83.1%	(121.7)	(16.9)%
Gross profit	105.3	15.0%	146.8	16.9%	(41.5)	(28.3)%
Selling, general, and administrative expenses	64.2	9.1%	66.2	7.6%	(2.0)	(3.0)%
Amortization	5.7	0.8%	3.8	0.4%	1.8	47.6%
Total operating expenses	69.9	9.9%	70.0	8.1%	(0.2)	(0.2)%
Operating income	35.4	5.0%	76.8	8.9%	(41.3)	(53.8)%
Interest expense, net	5.3	0.8%	5.3	0.6%	0.1	1.2%
Loss on note repurchase	32.7	4.7%	—	—%	32.7	NM
Non-operating loss	3.0	0.4%	1.8	0.2%	1.2	71.7%
(Loss) income before income taxes	(5.6)	(0.8)%	69.7	8.0%	(75.3)	NM
Provision for income taxes	7.1	1.0%	16.9	2.0%	(9.8)	(58.1)%
Net (loss) income	$(12.7)	(1.8)%	$52.8	6.1%	$(65.5)	NM

Diluted (loss) earnings per share	$(0.43)		$1.52		$(1.95)	NM
Diluted weighted average shares outstanding	29.2		35.5		(6.3)	(17.7)%
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided. In addition, percentages may not add in total due to rounding.
NM: Not meaningful.

Net revenues decreased primarily due to lower unit sales related to market conditions and unfavorable product mix.

Gross profit as a percentage of revenue decreased primarily due to deleverage and higher warranty experience compared to prior year.

Operating expenses were relatively flat, primarily due to lower incentive-based compensation, offset by increased amortization related to Lithionics intangible assets.

The loss on note repurchase recorded in the three months ended February 24, 2024 is related to the refinancing of the 2025 Convertible Notes. Refer to Note 9 in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information.

The change in our effective tax rate was primarily driven by the non-deductible loss on note repurchase, partially offset by an increase in tax credits year-over-year.

Non-GAAP Reconciliation
The following table reconciles net income to consolidated EBITDA and Adjusted EBITDA for the three months ended February 24, 2024 and February 25, 2023:

	Three Months Ended
(in millions)	February 24, 2024	February 25, 2023
Net (loss) income	$(12.7)	$52.8
Interest expense, net	5.3	5.3
Provision for income taxes	7.1	16.9
Depreciation	8.5	6.7
Amortization	5.7	3.8
EBITDA	13.9	85.5
Acquisition-related costs	0.2	1.1
Change in fair value of note receivable	3.0	—
Contingent consideration fair value adjustment	0.3	1.6
Loss on note repurchase	32.7	—
Non-operating (income) loss	(0.3)	0.2
Adjusted EBITDA	$49.8	$88.4

Reportable Segment Performance Summary
Towable RV
The following is an analysis of key changes in our Towable RV segment for the three months ended February 24, 2024 compared to the three months ended February 25, 2023:

	Three Months Ended
(in millions, except ASP and units)	February 24, 2024	% of Revenues(1)	February 25, 2023	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$284.7		$342.5		$(57.8)	(16.9)%
Adjusted EBITDA	26.8	9.4%	39.3	11.5%	(12.5)	(31.8)%

Average Selling Price ("ASP")(2)	$41,852		$46,218		$(4,366)	(9.4)%

	Three Months Ended
Unit deliveries	February 24, 2024	Product Mix(3)	February 25, 2023	Product Mix(3)	Unit Change	% Change
Travel trailer	4,486	66.5%	5,023	67.5%	(537)	(10.7)%
Fifth wheel	2,261	33.5%	2,413	32.5%	(152)	(6.3)%
Total Towable RV	6,747	100.0%	7,436	100.0%	(689)	(9.3)%

(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided.
(2)    ASP excludes off-invoice dealer incentives.
(3)    Percentages may not add due to rounding differences.

Net revenues decreased primarily due to a decline in unit volume related to market conditions and a reduction in average selling price per unit related to product mix and targeted price reductions, partially offset by lower discounts and allowances.

Adjusted EBITDA margin decreased primarily due to deleverage and higher warranty experience compared to prior year, partially offset by lower discounts and allowances.

Motorhome RV
The following is an analysis of key changes in our Motorhome RV segment for the three months ended February 24, 2024 compared to the three months ended February 25, 2023:

	Three Months Ended
(in millions, except ASP and units)	February 24, 2024	% of Revenues(1)	February 25, 2023	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$338.4		$403.8		$(65.5)	(16.2)%
Adjusted EBITDA	26.0	7.7%	42.5	10.5%	(16.6)	(38.9)%

ASP(2)	$189,246		$186,896		$2,350	1.3%

	Three Months Ended
Unit deliveries	February 24, 2024	Product Mix(3)	February 25, 2023	Product Mix(3)	Unit Change	% Change
Class A	371	20.5%	517	23.9%	(146)	(28.2)%
Class B	648	35.8%	893	41.2%	(245)	(27.4)%
Class C	792	43.7%	755	34.9%	37	4.9%
Total Motorhome RV	1,811	100.0%	2,165	100.0%	(354)	(16.4)%

(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided.
(2)    ASP excludes off-invoice dealer incentives.
(3)    Percentages may not add due to rounding differences.

Net revenues decreased primarily due to a decline in unit volume related to market conditions, higher levels of discounts and allowances and unfavorable product mix, partially offset by price increases related to higher motorized chassis costs.

Adjusted EBITDA margin decreased due to deleverage, higher warranty experience, higher discounts and allowances, and operational efficiency challenges, partially offset by cost containment efforts.

Marine
The following is an analysis of key changes in our Marine segment for the three months ended February 24, 2024 compared to the three months ended February 25, 2023:

	Three Months Ended
(in millions, except ASP and units)	February 24, 2024	% of Revenues(1)	February 25, 2023	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$69.8		$112.9		$(43.2)	(38.2)%
Adjusted EBITDA	4.4	6.3%	14.4	12.8%	(10.1)	(69.7)%

ASP(2)	$83,346		$89,547		$(6,201)	(6.9)%

	Three Months Ended
Unit deliveries	February 24, 2024		February 25, 2023		Unit Change	% Change
Boats	862		1,266		(404)	(31.9)%

(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided.
(2)    ASP excludes off-invoice dealer incentives.

Net revenues decreased primarily due to a decline in unit volume related to market conditions, unfavorable product mix and higher discounts and allowances.

Adjusted EBITDA margin decreased due to deleverage and higher discounts and allowances, partially offset by lower incentive-based compensation.

Results of Operations - Six Months Ended February 24, 2024 Compared to the Six Months Ended February 25, 2023

Consolidated Performance Summary
The following is an analysis of changes in key items included in the Consolidated Statements of Income for the six months ended February 24, 2024 compared to the six months ended February 25, 2023:

	Six Months Ended
($ in millions, except per share data)	February 24, 2024	% of Revenues(1)	February 25, 2023	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$1,466.6	100.0%	$1,818.9	100.0%	$(352.4)	(19.4)%
Cost of goods sold	1,245.5	84.9%	1,511.7	83.1%	(266.3)	(17.6)%
Gross profit	221.1	15.1%	307.2	16.9%	(86.0)	(28.0)%
Selling, general, and administrative expenses	135.3	9.2%	136.9	7.5%	(1.6)	(1.1)%
Amortization	11.3	0.8%	7.6	0.4%	3.6	47.6%
Total operating expenses	146.6	10.0%	144.5	7.9%	2.1	1.4%
Operating income	74.5	5.1%	162.7	8.9%	(88.1)	(54.2)%
Interest expense, net	9.4	0.6%	11.2	0.6%	(1.8)	(15.6)%
Loss on note repurchase	32.7	2.2%	—	—%	32.7	NM
Non-operating loss	3.6	0.2%	2.1	0.1%	1.6	77.5%
Income before income taxes	28.8	2.0%	149.4	8.2%	(120.6)	(80.7)%
Provision for income taxes	15.7	1.1%	36.4	2.0%	(20.8)	(57.0)%
Net income	$13.1	0.9%	$113.0	6.2%	$(99.9)	(88.4)%

Diluted earnings per share	$0.44		$3.25		$(2.81)	(86.5)%
Diluted weighted average shares outstanding	29.7		35.5		(5.8)	(16.3)%
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided. In addition, percentages may not add in total due to rounding.
NM: Not meaningful.

Net revenues decreased primarily due to lower unit sales related to market conditions and unfavorable product mix.

Gross profit as a percentage of revenue decreased primarily due to deleverage, higher warranty experience compared to prior year and higher discounts and allowances.

Operating expenses increased primarily due to increased amortization related to Lithionics intangible assets and strategic investments, partially offset by lower incentive-based compensation.

Interest expense, net decreased primarily due to higher interest income on short-term investments as a result of increased interest rates.

The loss on note repurchase recorded in the six months ended February 24, 2024 is related to the refinancing of the 2025 Convertible Notes. Refer to Note 9 in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information.

Our effective tax rate increased primarily due to the impact of the non-deductible loss on note repurchase and net favorable benefit in the prior year related to stock compensation, partially offset by an increase in tax credits year-over-year over decreased income in the current year.

Non-GAAP Reconciliation
The following table reconciles net income to consolidated EBITDA and Adjusted EBITDA for the six months ended February 24, 2024 and February 25, 2023:

	Six Months Ended
(in millions)	February 24, 2024	February 25, 2023
Net income	$13.1	$113.0
Interest expense, net	9.4	11.2
Provision for income taxes	15.7	36.4
Depreciation	16.6	13.3
Amortization	11.3	7.6
EBITDA	66.1	181.5
Acquisition-related costs	1.5	1.7
Change in fair value of note receivable	3.0	—
Contingent consideration fair value adjustment	1.1	2.0
Loss on note repurchase	32.7	—
Non-operating (income) loss	(0.5)	0.2
Adjusted EBITDA	$103.9	$185.4

Reportable Segment Performance Summary
Towable RV
The following is an analysis of key changes in our Towable RV segment for the six months ended February 24, 2024 compared to the six months ended February 25, 2023:

	Six Months Ended
(in millions, except ASP and units)	February 24, 2024	% of Revenues(1)	February 25, 2023	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$615.5		$689.8		$(74.3)	(10.8)%
Adjusted EBITDA	59.9	9.7%	75.6	11.0%	(15.7)	(20.8)%

ASP(2)	$41,970		$47,179		$(5,209)	(11.0)%

	Six Months Ended
Unit deliveries	February 24, 2024	Product Mix(3)	February 25, 2023	Product Mix(3)	Unit Change	% Change
Travel trailer	9,867	67.6%	9,673	66.1%	194	2.0%
Fifth wheel	4,726	32.4%	4,954	33.9%	(228)	(4.6)%
Total Towable RV	14,593	100.0%	14,627	100.0%	(34)	(0.2)%

	February 24, 2024		February 25, 2023		$ Change(1)	% Change(1)
Backlog(4)
Units	5,273		5,841		(568)	(9.7)%
Dollars	$222.3		$278.2		$(55.9)	(20.1)%
Dealer Inventory
Units	18,106		22,354		(4,248)	(19.0)%
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

Net revenues decreased primarily due to a reduction in average selling price per unit related to product mix and targeted price reductions, partially offset by lower discounts and allowances.

Adjusted EBITDA margin decreased primarily due to deleverage and higher warranty experience compared to prior year, partially offset by lower discounts and allowances.

Backlog decreased due to current market conditions and a cautious dealer network.

Motorhome RV
The following is an analysis of key changes in our Motorhome RV segment for the six months ended February 24, 2024 compared to the six months ended February 25, 2023:

	Six Months Ended
(in millions, except ASP and units)	February 24, 2024	% of Revenues(1)	February 25, 2023	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$672.8		$868.0		$(195.3)	(22.5)%
Adjusted EBITDA	47.3	7.0%	92.8	10.7%	(45.5)	(49.0)%

ASP(2)	$192,108		$184,476		$7,632	4.1%

	Six Months Ended
Unit deliveries	February 24, 2024	Product Mix(3)	February 25, 2023	Product Mix(3)	Unit Change	% Change
Class A	852	24.1%	1,210	25.9%	(358)	(29.6)%
Class B	1,339	37.9%	2,215	47.4%	(876)	(39.5)%
Class C	1,341	38.0%	1,248	26.7%	93	7.5%
Total Motorhome RV	3,532	100.0%	4,673	100.0%	(1,141)	(24.4)%

	February 24, 2024		February 25, 2023		$ Change(1)	% Change(1)
Backlog(4)
Units	2,582		5,341		(2,759)	(51.7)%
Dollars	$452.2		$872.7		$(420.5)	(48.2)%
Dealer Inventory
Units	4,844		4,800		44	0.9%
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

Net revenues decreased primarily due to a decline in unit volume related to market conditions and higher levels of discounts and allowances, partially offset by price increases related to higher motorized chassis cost and favorable product mix.

Adjusted EBITDA margin decreased due to deleverage, higher discounts and allowances, higher warranty experience and operational efficiency challenges, partially offset by cost containment efforts.

Backlog decreased due to current market conditions and a cautious dealer network.

Marine
The following is an analysis of key changes in our Marine segment for the six months ended February 24, 2024 compared to the six months ended February 25, 2023:

	Six Months Ended
(in millions, except ASP and units)	February 24, 2024	% of Revenues(1)	February 25, 2023	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$157.1		$244.3		$(87.2)	(35.7)%
Adjusted EBITDA	11.6	7.4%	32.9	13.5%	(21.3)	(64.8)%

ASP(2)	$82,085		$83,478		$(1,393)	(1.7)%

	Six Months Ended
Unit deliveries	February 24, 2024		February 25, 2023		Unit Change	% Change
Boats	1,980		2,966		(986)	(33.2)%

	February 24, 2024		February 25, 2023		$ Change(1)	% Change(1)
Backlog(3)
Units	1,194		2,511		(1,317)	(52.4)%
Dollars	$102.9		$238.5		$(135.6)	(56.9)%
Dealer Inventory(4)
Units	4,095		4,016		79	2.0%
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

Net revenues decreased primarily due to a decline in unit volume related to market conditions, unfavorable product mix, and higher discounts and allowances.

Adjusted EBITDA margin decreased due to deleverage, higher discounts and allowances, and start up costs related to new facilities, partially offset by lower incentive-based compensation.

Backlog decreased primarily driven by a cautious dealer network.

Analysis of Financial Condition, Liquidity, and Resources
Cash Flows
The following table summarizes our cash flows from operations:

	Six Months Ended
(in millions)	February 24, 2024	February 25, 2023
Total cash provided by (used in):
Operating activities	$3.8	$16.8
Investing activities	(25.5)	(48.6)
Financing activities	(22.5)	(21.1)
Net decrease in cash and cash equivalents	$(44.2)	$(52.9)

Operating Activities
During the six months ended February 24, 2024, net cash provided by operating activities was $3.8 million compared to net cash provided by operating activities of $16.8 million in the same period last year. The decrease in operating cash flow is primarily driven by lower profitability adjusted for non-cash items, partially offset by net favorable changes in operating assets and liabilities over the same period last year, primarily accounts payable due to timing of payments.

Investing Activities
Cash used in investing activities decreased primarily due to elevated capital expenditures in the first six months of Fiscal 2023 to support operational expansion and organic growth.

Financing Activities
Cash used in financing activities increased primarily due to higher stock repurchases and dividends compared to prior year, partially offset by $39.6 million of net cash proceeds related to the debt refinancing.

Debt and Capital
We maintain a $350.0 million asset-based revolving credit facility ("ABL Credit Facility") with a maturity date of July 15, 2027, subject to certain factors which may accelerate the maturity date. As of February 24, 2024, we had no borrowings against the ABL Credit Facility.

As of February 24, 2024, we had $265.7 million in cash and cash equivalents and $350.0 million in unused ABL Credit Facility. Our cash and cash equivalent balances consist of high quality, short-term money market instruments.

We believe cash flow from operations, existing lines of credit, and access to debt and capital markets will be sufficient to meet our current liquidity needs, and we have committed liquidity and cash reserves in excess of our anticipated funding requirements. We evaluate the financial stability of the counterparties for the 2030 Convertible Notes, the 2025 Convertible Notes, the Senior Secured Notes, and the ABL Credit Facility, and will continue to monitor counterparty risk on an on-going basis.

Working Capital
Working capital at February 24, 2024 and August 26, 2023 was $649.0 million and $600.7 million, respectively. We currently expect cash on hand, funds generated from operations, and the borrowing available under our ABL Credit Facility to be sufficient to cover both short-term and long-term operating requirements.

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

On August 17, 2022, our Board of Directors authorized a new share repurchase program in the amount of $350.0 million with no time restriction on the authorization, which took effect immediately and replaced the prior program. In the six months ended February 24, 2024, we repurchased approximately 671,000 shares of our own common stock at a cost of $40.0 million under this authorization, and approximately 73,000 shares at a cost of $4.2 million to satisfy tax obligations on employee equity awards vested. We continually evaluate if share repurchases reflect a prudent use of our capital and, subject to compliance with our ABL Credit Facility and Senior Secured Notes, we may purchase shares in the future. As of February 24, 2024, we have $260.0 million remaining on our Board approved repurchase authorization.

On March 13, 2024, our Board of Directors approved a quarterly cash dividend of $0.31 per share payable on April 24, 2024, to common stockholders of record at the close of business on April 10, 2024.

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
•Risks related to our 2025 Convertible Notes, 2030 Convertible Notes and Senior Secured Notes, including our ability to satisfy our obligations under these notes.

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

Interest rate risk
The ABL Credit Facility, which is our only floating rate debt instrument, remains undrawn as of February 24, 2024.

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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the second quarter of Fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Purchases of our common stock during each fiscal month of the second quarter of Fiscal 2024 are as follows:

Period	Total Number of Shares Purchased(1,2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1,2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
11/26/23 - 12/30/23	—	$—	—	$260.0
12/31/23 - 1/27/24	—	—	—	260.0
1/28/24 - 2/24/24	239	66.40	—	260.0
Total	239	$66.40	—	$260.0
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

Item 5. Other Information
During the quarter ended February 24, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
On March 18, 2024, the Company, Winnebago of Indiana, LLC, Grand Design RV, LLC and Newmar Corporation (the “Borrowers”) entered into Amendment No. 1 to the Second Amended and Restated Credit Agreement (the “Amendment”) among the Borrowers, the other loan parties party thereto from time to time, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as the administrative agent (the “Administrative Agent”). Among other things, the Amendment modified the maturity date definition in the ABL Credit Facility to carve out the Company’s 1.50% Convertible Senior Notes (the “2025 Notes”) from the springing maturity provisions of such definition that provided that the maturity date of July 15, 2027 would be accelerated on the date that is 91 days prior to the earliest maturity date of any permitted convertible notes. In addition, the Amendment was revised to provide that if the 2025 Notes remain outstanding 91 days prior to their April 1, 2025 maturity date, the Company and its subsidiaries must maintain certain liquidity levels and if those liquidity levels are not met, the Administrative Agent may impose a debt maturity reserve on the borrowing base in an amount equal to the then outstanding principal balance of the 2025 Notes. The Borrowers also paid customary amendment fees to the lenders approving the Amendment. The foregoing description is qualified in its entirety by reference to the text of the Amendment, which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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
4.5
Indenture, dated January 23, 2024, by and between Winnebago Industries, Inc. and U.S. Bank Trust Company, National Association (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated January 23, 2024.

4.6	Form of 3.250% Convertible Senior Note due 2030 (included in Exhibit 4.5).
10.1
Amendment No. 1 to Second Amended and Restated Credit Agreement dated March 18, 2024 among Winnebago Industries, Inc., Winnebago of Indiana, LLC, Grand Design RV, LLC and Newmar Corporation, the other loan parties party thereto from time to time, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A (incorporated herein by reference).

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

WINNEBAGO INDUSTRIES, INC.

Date:	March 21, 2024	By:	/s/ Michael J. Happe
Michael J. Happe
Chief Executive Officer, President
(Principal Executive Officer)

Date:	March 21, 2024	By:	/s/ Bryan L. Hughes
Bryan L. Hughes
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer)