Form 10-Q
period 2024-05-25
WINNEBAGO INDUSTRIES INC
filed 2024-06-20
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 25, 2024

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

As of June 13, 2024, there were 28,954,999 shares of common stock, par value $0.50 per share, outstanding.

Winnebago Industries, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended May 25, 2024

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Winnebago Industries, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	May 25, 2024	May 27, 2023	May 25, 2024	May 27, 2023
Net revenues	$786.0	$900.8	$2,252.6	$2,719.7
Cost of goods sold	667.8	749.4	1,913.3	2,261.1
Gross profit	118.2	151.4	339.3	458.6
Selling, general, and administrative expenses	69.1	66.5	204.4	203.4
Amortization	5.6	4.4	16.9	12.0
Total operating expenses	74.7	70.9	221.3	215.4
Operating income	43.5	80.5	118.0	243.2
Interest expense, net	5.8	5.2	15.2	16.4
Loss on note repurchase	—	—	32.7	—
Non-operating loss	2.2	0.2	5.8	2.3
Income before income taxes	35.5	75.1	64.3	224.5
Provision for income taxes	6.5	16.0	22.2	52.4
Net income	$29.0	$59.1	$42.1	$172.1

Earnings per common share:
Basic	$0.99	$1.95	$1.43	$5.66
Diluted	$0.96	$1.71	$1.40	$4.95

Weighted average common shares outstanding:
Basic	29.2	30.4	29.3	30.4
Diluted	30.4	35.4	30.6	35.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Balance Sheets

(in millions, except per share data)	May 25, 2024	August 26, 2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$318.1	$309.9
Receivables, less allowance for credit losses ($0.4 and $0.4, respectively)	199.3	178.5
Inventories, net	441.5	470.6
Prepaid expenses and other current assets	24.8	37.7
Total current assets	983.7	996.7
Property, plant, and equipment, net	335.5	327.3
Goodwill	514.5	514.5
Other intangible assets, net	485.1	502.0
Investment in life insurance	30.2	29.3
Operating lease assets	48.1	42.6
Deferred income tax assets, net	8.9	—
Other long-term assets	19.0	20.0
Total assets	$2,425.0	$2,432.4

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$134.0	$146.9
Income taxes payable	3.1	—
Current maturities of long-term debt, net	59.0	—
Accrued expenses:
Accrued compensation	37.8	35.9
Product warranties	85.0	97.8
Self-insurance	22.1	23.3
Promotional	20.6	29.9
Accrued interest and dividends	20.2	13.7
Other current liabilities	20.0	48.5
Total current liabilities	401.8	396.0
Non-current liabilities
Long-term debt, net	636.4	592.4
Deferred income tax liabilities, net	—	11.7
Unrecognized tax benefits	6.0	6.1
Long-term operating lease liabilities	47.3	42.0
Deferred compensation benefits, net of current portion	6.9	7.9
Other long-term liabilities	8.2	8.2
Total liabilities	1,106.6	1,064.3
Contingent liabilities and commitments (Note 11)
Shareholders' equity:
Preferred stock, par value $0.01: 10.0 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.50: 120.0 shares authorized; 51.8 shares issued	25.9	25.9
Additional paid-in capital	191.1	197.7
Retained earnings	1,762.3	1,747.8
Accumulated other comprehensive loss	(0.4)	(0.4)
Treasury stock, at cost: 22.8 and 22.0 shares, respectively	(660.5)	(602.9)
Total shareholders' equity	1,318.4	1,368.1
Total liabilities and shareholders' equity	$2,425.0	$2,432.4
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(in millions)	May 25, 2024	May 27, 2023
Operating activities
Net income	$42.1	$172.1
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	25.5	20.9
Amortization	16.9	12.0
Amortization of debt issuance costs	2.4	2.3
Last in, first-out ("LIFO") expense	(0.1)	2.0
Stock-based compensation	11.5	8.2
Deferred income taxes	(3.8)	(3.6)
Loss on note repurchase	32.7	—
Contingent consideration fair value adjustment	1.1	2.0
Payments of earnout liability above acquisition-date fair value	(14.7)	(13.3)
Other, net	3.1	0.3
Change in operating assets and liabilities, net of assets and liabilities acquired
Receivables, net	(20.8)	49.8
Inventories, net	28.7	15.8
Prepaid expenses and other assets	6.8	12.6
Accounts payable	(12.1)	(81.3)
Income taxes and unrecognized tax benefits	14.3	3.2
Accrued expenses and other liabilities	(30.4)	(46.6)
Net cash provided by operating activities	103.2	156.4

Investing activities
Purchases of property, plant, and equipment	(33.8)	(68.0)
Acquisition of business, net of cash acquired	—	(87.5)
Proceeds from the sale of property, plant, and equipment	0.3	0.3
Other, net	(2.9)	0.8
Net cash used in investing activities	(36.4)	(154.4)

Financing activities
Borrowings on long-term debt	2,652.2	2,840.2
Repayments on long-term debt	(2,596.0)	(2,840.2)
Payments for convertible note bond hedge	(68.7)	—
Proceeds from issuance of convertible note warrant	31.3	—
Proceeds from partial unwind of convertible note bond hedge	55.8	—
Payments for partial unwind of convertible note warrant	(25.3)	—
Payments of cash dividends	(27.8)	(25.1)
Payments for repurchases of common stock	(64.3)	(24.9)
Payments of debt issuance costs	(10.4)	—
Payments of earnout liability up to acquisition-date fair value	(5.8)	(8.7)
Other, net	0.4	0.4
Net cash used in financing activities	(58.6)	(58.3)

Net increase (decrease) in cash and cash equivalents	8.2	(56.3)
Cash and cash equivalents at beginning of period	309.9	282.2
Cash and cash equivalents at end of period	$318.1	$225.9

Supplemental Disclosures
Income taxes paid, net	$12.6	$54.9
Interest paid	13.9	14.6

Non-cash investing and financing activities
Capital expenditures in accounts payable	$2.2	$2.8
Dividends declared not yet paid	10.0	8.9
Increase in lease assets in exchange for lease liabilities:
Operating leases	9.8	3.9
Finance leases	1.2	0.9
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Three Months Ended May 25, 2024
(in millions, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balances at February 24, 2024	51.8	$25.9	$188.1	$1,751.6	$(0.4)	(22.5)	$(640.6)	$1,324.6
Stock-based compensation	—	—	3.4	—	—	—	—	3.4
Issuance of stock for employee benefit and stock-based awards, net	—	—	(0.2)	—	—	—	0.2	—
Repurchase of common stock	—	—	(0.2)	—	—	(0.3)	(20.1)	(20.3)
Common stock dividends; $0.62 per share	—	—	—	(18.3)	—	—	—	(18.3)
Net income	—	—	—	29.0	—	—	—	29.0
Balances at May 25, 2024	51.8	$25.9	$191.1	$1,762.3	$(0.4)	(22.8)	$(660.5)	$1,318.4

	Three Months Ended May 27, 2023
(in millions, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balances at February 25, 2023	51.8	$25.9	$193.9	$1,671.0	$(0.4)	(21.2)	$(553.1)	$1,337.3
Stock-based compensation	—	—	1.7	—	—	—	—	1.7
Issuance of stock for employee benefit and stock-based awards, net	—	—	(0.1)	—	—	—	—	(0.1)
Repurchase of common stock	—	—	—	—	—	(0.4)	(20.0)	(20.0)
Common stock dividends; $0.54 per share	—	—	—	(16.7)	—	—	—	(16.7)
Net income	—	—	—	59.1	—	—	—	59.1
Balances at May 27, 2023	51.8	$25.9	$195.5	$1,713.4	$(0.4)	(21.6)	$(573.1)	$1,361.3

	Nine Months Ended May 25, 2024
(in millions, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balances at August 26, 2023	51.8	$25.9	$197.7	$1,747.8	$(0.4)	(22.0)	$(602.9)	$1,368.1
Partial repurchase of convertible notes	—	—	(22.2)	—	—	—	—	(22.2)
Partial unwind of convertible note bond hedge	—	—	55.8	—	—	—	—	55.8
Partial unwind of convertible note warrant	—	—	(25.3)	—	—	—	—	(25.3)
Convertible note bond hedge purchase, net of tax of $16.8	—	—	(51.9)	—	—	—	—	(51.9)
Issuance of convertible note warrant	—	—	31.3	—	—	—	—	31.3
Stock-based compensation	—	—	11.5	—	—	—	—	11.5
Issuance of stock for employee benefit and stock-based awards, net	—	—	(5.3)	—	—	0.2	6.7	1.4
Repurchase of common stock	—	—	(0.5)	—	—	(1.0)	(64.3)	(64.8)
Common stock dividends; $0.93 per share	—	—	—	(27.6)	—	—	—	(27.6)
Net income	—	—	—	42.1	—	—	—	42.1
Balances at May 25, 2024	51.8	$25.9	$191.1	$1,762.3	$(0.4)	(22.8)	$(660.5)	$1,318.4

	Nine Months Ended May 27, 2023
(in millions, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balances at August 27, 2022	51.8	$25.9	$256.3	$1,537.5	$(0.5)	(21.5)	$(556.2)	$1,263.0
Adoption of Accounting Standards Update (ASU) 2020-06	—	—	(62.0)	29.0	—	—	—	(33.0)
Stock-based compensation	—	—	8.2	—	—	—	—	8.2
Issuance of stock for employee benefit and stock-based awards, net	—	—	(7.0)	—	—	0.4	8.0	1.0
Repurchase of common stock	—	—	—	—	—	(0.5)	(24.9)	(24.9)
Common stock dividends; $0.81 per share	—	—	—	(25.2)	—	—	—	(25.2)
Other comprehensive income	—	—	—	—	0.1	—	—	0.1
Net income	—	—	—	172.1	—	—	—	172.1
Balances at May 27, 2023	51.8	$25.9	$195.5	$1,713.4	$(0.4)	(21.6)	$(573.1)	$1,361.3

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

Comprehensive Income
Comprehensive income represents the change in stockholders’ equity from transactions and other events and circumstances from sources other than shareholders. As of May 25, 2024 and May 27, 2023, the difference between comprehensive income and net income was not material.

Subsequent Events
In preparing the accompanying unaudited consolidated financial statements, we have evaluated subsequent events for potential recognition and disclosure through the date of this filing, noting no material subsequent events.

Recently Issued Accounting Pronouncements
In March 2024, the SEC adopted a final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. The new rule will require disclosure of greenhouse gas emissions, including Scope 1 and Scope 2 emissions; climate-related risks, governance, and oversight; and the financial impacts of severe weather events and other natural conditions, subject to certain materiality thresholds. These disclosures are required to be phased in to our annual reporting beginning in Fiscal 2026. However, in April 2024, the SEC stayed the implementation of this rule pending the outcome of legal challenges. We continue to monitor developments and evaluate the impact of adoption on our Consolidated Financial Statements and related disclosures.

In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires expanded disclosures primarily related to the effective tax rate reconciliation and income taxes paid. The new guidance is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of the standard on our consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires incremental disclosures about significant segment expenses regularly provided to the Chief Operating Decision Maker. The new guidance is effective for annual reporting periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating the impact of the standard on our consolidated financial statements and related disclosures.

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

Financial information by reportable segment is as follows:

	Three Months Ended		Nine Months Ended
(in millions)	May 25, 2024	May 27, 2023	May 25, 2024	May 27, 2023
Net Revenues
Towable RV	$386.3	$384.1	$1,001.8	$1,073.9
Motorhome RV	299.0	374.4	971.8	1,242.4
Marine	87.9	129.0	245.0	373.3
Corporate / All Other	12.8	13.3	34.0	30.1
Consolidated	$786.0	$900.8	$2,252.6	$2,719.7

Adjusted EBITDA
Towable RV	$41.9	$53.8	$101.8	$129.4
Motorhome RV	13.4	26.8	60.7	119.6
Marine	8.5	17.3	20.1	50.2
Corporate / All Other	(5.8)	(1.5)	(20.7)	(17.4)
Consolidated	$58.0	$96.4	$161.9	$281.8

Capital Expenditures
Towable RV	$2.9	$3.4	$5.5	$23.9
Motorhome RV	2.8	8.9	16.8	23.7
Marine	1.2	4.4	4.1	17.0
Corporate / All Other	4.1	1.9	7.4	3.4
Consolidated	$11.0	$18.6	$33.8	$68.0

(in millions)	May 25, 2024	August 26, 2023
Assets
Towable RV	$773.2	$751.2
Motorhome RV	764.1	802.2
Marine	410.1	426.9
Corporate / All Other	477.6	452.1
Consolidated	$2,425.0	$2,432.4

Reconciliation of net income to consolidated Adjusted EBITDA is as follows:

	Three Months Ended		Nine Months Ended
(in millions)	May 25, 2024	May 27, 2023	May 25, 2024	May 27, 2023
Net income	$29.0	$59.1	$42.1	$172.1
Interest expense, net	5.8	5.2	15.2	16.4
Provision for income taxes	6.5	16.0	22.2	52.4
Depreciation	8.9	7.6	25.5	20.9
Amortization	5.6	4.4	16.9	12.0
EBITDA	55.8	92.3	121.9	273.8
Acquisition-related costs	—	3.9	1.5	5.6
Change in fair value of note receivable	—	—	3.0	—
Contingent consideration fair value adjustment	—	—	1.1	2.0
Loss on note repurchase	—	—	32.7	—
Non-operating loss	2.2	0.2	1.7	0.4
Adjusted EBITDA	$58.0	$96.4	$161.9	$281.8

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

	Fair Value at	Fair Value Hierarchy
(in millions)	May 25, 2024	Level 1	Level 2	Level 3
Assets that fund deferred compensation
Domestic equity funds	$2.0	$2.0	$—	$—
International equity funds	0.1	0.1	—	—
Total assets at fair value	$2.1	$2.1	$—	$—

	Fair Value at	Fair Value Hierarchy
(in millions)	August 26, 2023	Level 1	Level 2	Level 3
Assets that fund deferred compensation
Domestic equity funds	$1.7	$1.7	$—	$—
International equity funds	0.1	0.1	—	—
Total assets at fair value	$1.8	$1.8	$—	$—

Contingent consideration
Earnout liability	$18.4	$—	$—	$18.4
Total liabilities at fair value	$18.4	$—	$—	$18.4

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

Contingent Consideration
Contingent consideration represents the earnout liability related to the Barletta acquisition and is valued using a probability-weighted scenario analysis of projected gross profit results and discounted at a risk-free rate, which is classified as Level 3. In the third quarter of Fiscal 2024, we paid $20.5 million to settle the remaining earnout obligations associated with calendar year 2023. Comparatively, in the third quarter of Fiscal 2023, we paid $22.0 million to settle earnout obligations associated with calendar year 2022. Refer to Note 2 in the Notes to Consolidated Financial Statements included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 26, 2023 for additional information regarding the contingent consideration earnout provisions.

The following table provides a reconciliation of the beginning and ending balances of the contingent consideration:

	Three Months Ended		Nine Months Ended
(in millions)	May 25, 2024	May 27, 2023	May 25, 2024	May 27, 2023
Beginning fair value - contingent consideration	$19.5	$41.8	$18.4	$39.8
Fair value adjustments	—	—	1.1	2.0
Settlements	(20.5)	(22.0)	(20.5)	(22.0)
Other	1.0	—	1.0	—
Ending fair value - contingent consideration	$—	$19.8	$—	$19.8

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain financial instruments are measured at fair value on a nonrecurring basis. These assets primarily include goodwill, intangible assets, property, plant and equipment, and right-of-use lease assets. These assets were originally recognized at amounts equal to the fair value determined at date of acquisition or purchase. If certain triggering events occur, or if an annual impairment test is required, we will evaluate the non-financial asset for impairment. If an impairment has occurred, the asset will be written down to its current estimated fair value. No impairments were recorded for non-financial assets in the nine months ended May 25, 2024 or May 27, 2023.

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

Our debt obligations are recorded at amortized cost but measured at fair value for disclosure purposes. The fair value of our debt was determined using current quoted prices in active markets for our publicly traded debt obligations, which is classified as Level 1 in the fair value hierarchy. See Note 9 in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for the fair value of our debt.

Note 5.    Inventories

Inventories consist of the following:

(in millions)	May 25, 2024	August 26, 2023
Finished goods	$67.4	$53.0
Work-in-process	155.7	159.9
Raw materials	266.2	305.6
Total	489.3	518.5
Less: Excess of First-in, first-out ("FIFO") over LIFO cost	47.8	47.9
Inventories, net	$441.5	$470.6

Inventory valuation methods consist of the following:

(in millions)	May 25, 2024	August 26, 2023
LIFO basis	$266.1	$262.6
FIFO basis	223.2	255.9
Total	$489.3	$518.5

The above inventory value, before reduction for the LIFO reserve, approximates replacement cost at the respective dates.

Note 6.    Property, Plant, and Equipment
Property, plant, and equipment is stated at cost, net of accumulated depreciation, and consists of the following:

(in millions)	May 25, 2024	August 26, 2023
Land	$14.6	$14.6
Buildings and building improvements	277.5	247.3
Machinery and equipment	168.7	159.3
Software	72.0	52.7
Transportation	7.8	7.2
Construction in progress	20.0	49.3
Property, plant, and equipment, gross	560.6	530.4
Less: Accumulated depreciation	225.1	203.1
Property, plant, and equipment, net	$335.5	$327.3

Depreciation expense was $8.9 million and $7.6 million for the three months ended May 25, 2024 and May 27, 2023, respectively; and $25.5 million and $20.9 million for the nine months ended May 25, 2024 and May 27, 2023, respectively.

Note 7.    Goodwill and Intangible Assets

The carrying amount of goodwill by reportable segment is as follows:

(in millions)	Towable RV	Motorhome RV	Marine	Corporate / All Other	Total
Balances at May 25, 2024 and August 26, 2023(1)	$244.7	$73.1	$166.4	$30.3	$514.5
(1) There was no activity in the nine months ended May 25, 2024.

No impairments were recorded for non-financial assets in the nine months ended May 25, 2024 or May 27, 2023. However, factors such as a sustained decline in revenues and earnings, or other adverse changes in macroeconomic conditions could result in an impairment charge to our Chris-Craft reporting unit in a future reporting period. We will perform a quantitative impairment assessment of the Chris-Craft reporting unit during the fourth quarter of Fiscal 2024.

Other intangible assets, net of accumulated amortization, consist of the following:

	May 25, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Indefinite-lived trade names	$352.3	$—	$352.3
Finite-lived trade name	4.1	0.7	3.4
Dealer networks/customer relationships	183.6	87.3	96.3
Backlog	43.6	43.0	0.6
Developed technology	38.3	5.9	32.4
Non-compete agreements	6.6	6.5	0.1
Other intangible assets	$628.5	$143.4	$485.1

	August 26, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Indefinite-lived trade names	$352.3	$—	$352.3
Finite-lived trade name	4.1	0.2	3.9
Dealer networks/customer relationships	183.6	75.6	108.0
Backlog	43.6	42.5	1.1
Developed technology	38.3	1.8	36.5
Non-compete agreements	6.6	6.4	0.2
Other intangible assets	$628.5	$126.5	$502.0

The weighted average remaining amortization period for intangible assets as of May 25, 2024 was approximately six years.

Estimated future amortization expense related to finite-lived intangible assets is as follows:

(in millions)	Amortization
Remainder of Fiscal 2024	$6.0
Fiscal 2025	22.1
Fiscal 2026	21.7
Fiscal 2027	21.7
Fiscal 2028	21.4
Fiscal 2029	15.5
Thereafter	24.4
Total amortization expense remaining	$132.8

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

Changes in the product warranty liability are as follows:

	Three Months Ended		Nine Months Ended
(in millions)	May 25, 2024	May 27, 2023	May 25, 2024	May 27, 2023
Balance at beginning of period	$89.3	$113.7	$97.8	$127.9
Business acquisition(1)	—	1.4	—	1.4
Provision	20.7	17.6	60.6	51.7
Claims paid	(25.0)	(26.2)	(73.4)	(74.5)
Balance at end of period	$85.0	$106.5	$85.0	$106.5
(1) Refer to Note 2 in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for more information on the acquisition of Lithionics on April 28, 2023.

Note 9.     Debt

The following table summarizes our outstanding debt:

(in millions)	May 25, 2024	August 26, 2023
ABL Credit Facility	$—	$—
Senior Secured Notes	300.0	300.0
2030 Convertible Notes	350.0	—
2025 Convertible Notes	59.3	300.0
Total debt, gross	709.3	600.0
Unamortized debt issuance costs, net	(13.9)	(7.6)
Current maturities of long-term debt, net	(59.0)	—
Long-term debt, net	$636.4	$592.4

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

The initial conversion rate of the 2030 Convertible Notes was 11.3724 shares of common stock per $1,000 principal amount of 2030 Convertible Notes, which is equal to an initial conversion price of approximately $87.93 per share. The conversion rate is subject to adjustment upon the occurrence of events specified in the Indenture to the 2030 Convertible Notes but will not be adjusted for accrued and unpaid interest on any 2030 Convertible Note being converted. In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture to the 2030 Convertible Notes) during the make-whole fundamental change conversion period (as defined in the Indenture to the 2030 Convertible Notes), we will, in certain circumstances, increase the conversion rate by the number of additional shares described in the Indenture to the 2030 Convertible Notes for a holder that elects to convert such holder’s 2030 Convertible Notes in connection with such make-whole fundamental change. As of May 25, 2024, there have been no changes to the initial conversion rate.

Prior to the close of business on the business day immediately preceding July 15, 2029, the 2030 Convertible Notes will be convertible only under the following circumstances:

1.during any calendar quarter commencing after the calendar quarter ended on March 31, 2024 (and only during such calendar quarter), if the last reported sale price per share of the common stock is more than 130% of the applicable conversion price on each applicable trading day for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
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
3.upon the occurrence of certain specified corporate events set forth in the Indenture to the 2030 Convertible Notes; or
4.if we call such 2030 Convertible Notes for redemption (as described below).

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

Accounting Treatment of the 2030 Convertible Notes and Related 2030 Hedge Transactions and 2030 Warrant Transactions
The 2030 Convertible Notes are accounted for as a single liability measured at amortized cost. Interest expense, representing the amortization of the $10.2 million of debt issuance costs as well as the contractual interest expense are amortized using an effective interest rate of 3.8% over the term of the 2030 Convertible Notes. We recorded $3.3 million and $4.4 million of interest expense during the three and nine months ended May 25, 2024, respectively.

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

The conversion rate of the 2025 Convertible Notes may be adjusted in certain circumstances, including in connection with a conversion of the 2025 Convertible Notes made following certain fundamental changes and under other circumstances set forth in the indenture to the 2025 Convertible Notes. As of May 25, 2024, the conversion rate was 15.9923 shares of common stock per $1,000 principal amount of 2025 Convertible Notes, which is equivalent to a conversion price of approximately $62.53. The difference between the initial conversion rate and the conversion rate as of May 25, 2024 is due to cash dividends that have been declared following the issuance of the 2025 Convertible Notes.

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

On January 18, 2024, we entered into separate, privately negotiated transactions (the "2025 Convertible Note Repurchases") with certain holders of the 2025 Convertible Notes to repurchase $240.7 million aggregate principal amount of the 2025 Convertible Notes using $293.8 million of the net proceeds received from the 2030 Convertible Notes. In connection with the 2025 Convertible Note Repurchases, we recorded a loss on note repurchase of $32.7 million in the accompanying Consolidated Statements of Income for the nine months ended May 25, 2024. The loss on note repurchase represents the difference between the fair value of consideration transferred to the holders of the repurchased 2025 Convertible Notes and the conversion value of 2025 Convertible Notes repurchased pursuant to the original conversion terms. Concurrently with the 2025 Convertible Note Repurchases, we entered into agreements to terminate a proportionate amount of the 2025 Call Spread Transactions, which resulted in net proceeds of $30.5 million recorded as equity in the accompanying Consolidated Balance Sheets.

Accounting Treatment of the 2025 Convertible Notes and Related 2025 Hedge Transactions and 2025 Warrant Transactions
The 2025 Convertible Notes are accounted for as a single liability measured at amortized cost. Interest expense, representing the amortization of the remaining debt issuance costs as well as the contractual interest expense are amortized using an effective interest rate of 2.1% over the term of the 2025 Convertible Notes. We recorded $0.3 million and $1.6 million of interest expense during the three months ended May 25, 2024 and May 27, 2023, respectively; and we recorded $3.0 million and $4.7 million of interest expense during the nine months ended May 25, 2024 and May 27, 2023, respectively.

The 2025 Call Spread Transactions are classified as equity and are not remeasured each reporting period.

Fair Value and Future Maturities
The fair value of outstanding debt obligations, gross is as follows:

(in millions)	May 25, 2024	August 26, 2023
ABL Credit Facility	$—	$—
Senior Secured Notes	295.0	291.2
2030 Convertible Notes	337.4	—
2025 Convertible Notes	64.8	349.0
Total debt, gross	$697.2	$640.2

Aggregate contractual maturities of debt in future fiscal years are as follows:

(in millions)	Amount
Remainder of Fiscal 2024	$—
Fiscal 2025	59.3
Fiscal 2026	—
Fiscal 2027	—
Fiscal 2028	300.0
Fiscal 2029	—
Thereafter	350.0
Total	$709.3

We were in compliance with all of our financial debt covenants as of May 25, 2024.

Refer to Note 9 in the Notes to Consolidated Financial Statements included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 26, 2023 for additional information regarding our debt.

Note 10.    Employee and Retiree Benefits

Deferred compensation liabilities are as follows:

(in millions)	May 25, 2024	August 26, 2023
Non-qualified deferred compensation	$5.5	$6.7
Supplemental executive retirement plan	1.0	1.2
Executive deferred compensation plan	2.1	1.8
Total deferred compensation benefits	8.6	9.7
Less: current portion(1)	1.7	1.8
Deferred compensation benefits, net of current portion	$6.9	$7.9
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

Our repurchase agreements generally provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 24 months, provide that our liability will be the lesser of remaining principal owed by the dealer to the lending institution, or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our liability cannot exceed 100% of the dealer invoice. In certain instances, we also repurchase inventory from dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of recreational vehicles or boats to repurchase current inventory if a dealership exits the business. The total contingent liability on all of our repurchase agreements was approximately $1,924.5 million and $1,816.7 million at May 25, 2024 and August 26, 2023, respectively.

Our loss reserve for repurchase commitments contains uncertainties because the calculation requires management to make assumptions and apply judgment regarding a number of factors. Our risk of loss related to these repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period-end reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on these repurchase agreements and our historical loss experience, an associated loss reserve is established, which is included in other current liabilities on the Consolidated Balance Sheets. Our repurchase accrual was $1.3 million at May 25, 2024 and August 26, 2023. Repurchase risk is affected by the credit worthiness of our dealer network. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to establish the loss reserve for repurchase commitments.

There was no material activity related to repurchase agreements during the nine months ended May 25, 2024 and May 27, 2023.

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

Note 12. Revenue

All operating revenue is generated from contracts with customers. Our primary revenue source is generated through the sale of manufactured towable RV units, motorhome RV units and marine units to our independent dealer network (our customers). The following table disaggregates revenue by reportable segment and product category:

	Three Months Ended		Nine Months Ended
(in millions)	May 25, 2024	May 27, 2023	May 25, 2024	May 27, 2023
Net Revenues
Towable RV
Fifth Wheel	$195.3	$185.0	$501.4	$548.0
Travel Trailer	183.0	189.2	475.3	494.7
Other(1)	8.0	9.9	25.1	31.2
Total Towable RV	386.3	384.1	1,001.8	1,073.9
Motorhome RV
Class A	124.4	166.5	420.2	580.7
Class B	60.2	112.9	209.5	366.4
Class C and Other(1)	114.4	95.0	342.1	295.3
Total Motorhome RV	299.0	374.4	971.8	1,242.4
Marine	87.9	129.0	245.0	373.3
Corporate / All Other(2)	12.8	13.3	34.0	30.1
Consolidated Net Revenues	$786.0	$900.8	$2,252.6	$2,719.7
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

Concentration of Risk
No single dealer organization accounted for more than 10% of net revenue for the nine months ended May 25, 2024 or May 27, 2023.

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

Stock-based compensation expense was $3.4 million and $1.7 million for the three months ended May 25, 2024 and May 27, 2023, respectively; and $11.5 million and $8.2 million for the nine months ended May 25, 2024 and May 27, 2023, respectively. Compensation expense is recognized over the requisite service or performance period of the award, unless accelerated by certain retirement eligibility provisions.

Note 14. Income Taxes

Our effective tax rate was 18.4% and 21.4% for the three months ended May 25, 2024 and May 27, 2023, respectively, and 34.5% and 23.4% for the nine months ended May 25, 2024 and May 27, 2023, respectively. The decrease in tax rate for the three months ended May 25, 2024 compared to the three months ended May 27, 2023 was driven primarily by an increase in research and development ("R&D") credits year-over-year and a favorable reserve release in the current year over decreased income. The increase in tax rate for the nine months ended May 25, 2024 compared to the nine months ended May 27, 2023 was driven primarily by the impact of the non-deductible loss on note repurchase during the second quarter of Fiscal 2024.

As of May 25, 2024, $3.1 million of U.S. federal income taxes payable was included in income taxes payable on the Consolidated Balance Sheets. Comparatively, as of August 26, 2023, $10.7 million of U.S. federal income taxes receivable was included in prepaid expenses and other current assets on the Consolidated Balance Sheets.

We file a U.S. Federal tax return, as well as returns in various international and state jurisdictions. As of May 25, 2024, our U.S. Federal returns from Fiscal 2020 to present are subject to review by the Internal Revenue Service. With limited exceptions, U.S. state returns from Fiscal 2020 to present continue to be subject to review by state taxing jurisdictions. We are currently under review by certain U.S. state tax authorities for Fiscal 2020 through Fiscal 2021. We believe we have adequately reserved for our exposure to potential additional payments for uncertain tax positions in our liability for unrecognized tax benefits.

Note 15. Earnings Per Share
Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	May 25, 2024	May 27, 2023	May 25, 2024	May 27, 2023
Earnings per share - basic
Net income	$29.0	$59.1	$42.1	$172.1
Weighted average common shares outstanding	29.2	30.4	29.3	30.4
Basic earnings per common share(1)	$0.99	$1.95	$1.43	$5.66

Earnings per share - diluted
Net income	$29.0	$59.1	$42.1	$172.1
Interest expense on convertible notes, net of tax	0.2	1.2	0.7	3.6
Diluted net income	$29.2	$60.3	$42.8	$175.7

Weighted average common shares outstanding	29.2	30.4	29.3	30.4
Dilutive impact of stock compensation awards	0.2	0.3	0.3	0.4
Dilutive impact of convertible notes	1.0	4.7	1.0	4.7
Weighted average common shares outstanding, assuming dilution	30.4	35.4	30.6	35.5

Anti-dilutive securities excluded from weighted average common shares outstanding, assuming dilution	0.2	0.1	0.2	0.1

Diluted earnings per common share(1)	$0.96	$1.71	$1.40	$4.95
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

Known Trends and Uncertainties
Our business continues to be challenged by macroeconomic conditions impacting retail consumers and our dealers, such as inflation and elevated interest rates. These factors have contributed to lower consumer spending and reduced short-term demand for large discretionary products such as RVs and marine products. In response, our dealers continue to exercise caution when managing stocking levels. In the first nine months of Fiscal 2024, these trends resulted in decreased sales due to declines in unit volume. We anticipate that as consumer demand stabilizes, dealers will exhibit a willingness to maintain stable inventory levels and ordering patterns. We continue to produce and ship in accordance with dealer demand as evidenced and requested by dealer orders.

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

Included in "Results of Operations" below for the three and nine months ended May 25, 2024 compared to the comparable prior year period is a reconciliation of EBITDA and Adjusted EBITDA from net income, the most directly comparable GAAP measure. We have included these non-GAAP performance measures as a comparable measure to illustrate the effect of non-recurring transactions that occurred during the reported periods and to improve comparability of our results from period to period. We believe Adjusted EBITDA provides meaningful supplemental information about our operating performance as this measure excludes amounts from net income that we do not consider part of our core operating results when assessing our performance. Examples of items excluded from Adjusted EBITDA include acquisition-related costs, change in fair value of note receivable, contingent consideration fair value adjustment, loss on note repurchase, and non-operating income or loss.

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

Results of Operations - Three Months Ended May 25, 2024 Compared to Three Months Ended May 27, 2023

Consolidated Performance Summary
The following is an analysis of changes in key items included in the Consolidated Statements of Income for the three months ended May 25, 2024 compared to the three months ended May 27, 2023:

	Three Months Ended
($ in millions, except per share data)	May 25, 2024	% of Revenues(1)	May 27, 2023	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$786.0	100.0%	$900.8	100.0%	$(114.8)	(12.7)%
Cost of goods sold	667.8	85.0%	749.4	83.2%	(81.5)	(10.9)%
Gross profit	118.2	15.0%	151.4	16.8%	(33.3)	(22.0)%
Selling, general, and administrative expenses	69.1	8.8%	66.5	7.4%	2.5	3.7%
Amortization	5.6	0.7%	4.4	0.5%	1.2	27.0%
Total operating expenses	74.7	9.5%	70.9	7.9%	3.7	5.2%
Operating income	43.5	5.5%	80.5	8.9%	(37.0)	(46.0)%
Interest expense, net	5.8	0.7%	5.2	0.6%	0.7	13.1%
Non-operating loss	2.2	0.3%	0.2	—%	2.0	883.6%
Income before income taxes	35.5	4.5%	75.1	8.3%	(39.6)	(52.8)%
Provision for income taxes	6.5	0.8%	16.0	1.8%	(9.5)	(59.3)%
Net income	$29.0	3.7%	$59.1	6.6%	$(30.1)	(51.0)%

Diluted earnings per share	$0.96		$1.71		$(0.75)	(43.9)%
Diluted weighted average shares outstanding	30.4		35.4		(5.0)	(14.1)%
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided. In addition, percentages may not add in total due to rounding.

Net revenues decreased primarily due to product mix and lower volume related to market conditions.

Gross profit as a percentage of revenue decreased primarily due to deleverage, operational efficiency challenges, and higher warranty expense due to a favorable prior year trend, partially offset by cost containment efforts.

Operating expenses increased primarily due to strategic investments and increased amortization related to Lithionics intangible assets.

The change in our effective tax rate was primarily driven by an increase in R&D credits year-over-year and a favorable reserve release in the current year over decreased income.

Non-GAAP Reconciliation
The following table reconciles net income to consolidated EBITDA and Adjusted EBITDA for the three months ended May 25, 2024 and May 27, 2023:

	Three Months Ended
(in millions)	May 25, 2024	May 27, 2023
Net income	$29.0	$59.1
Interest expense, net	5.8	5.2
Provision for income taxes	6.5	16.0
Depreciation	8.9	7.6
Amortization	5.6	4.4
EBITDA	55.8	92.3
Acquisition-related costs	—	3.9
Non-operating loss	2.2	0.2
Adjusted EBITDA	$58.0	$96.4

Reportable Segment Performance Summary
Towable RV
The following is an analysis of key changes in our Towable RV segment for the three months ended May 25, 2024 compared to the three months ended May 27, 2023:

	Three Months Ended
(in millions, except ASP and units)	May 25, 2024	% of Revenues(1)	May 27, 2023	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$386.3		$384.1		$2.2	0.6%
Adjusted EBITDA	41.9	10.9%	53.8	14.0%	(11.8)	(22.0)%

Average Selling Price ("ASP")(2)	$41,638		$44,070		$(2,432)	(5.5)%

	Three Months Ended
Unit deliveries	May 25, 2024	Product Mix(3)	May 27, 2023	Product Mix(3)	Unit Change	% Change
Travel trailer	6,120	66.1%	6,376	73.2%	(256)	(4.0)%
Fifth wheel	3,143	33.9%	2,339	26.8%	804	34.4%
Total Towable RV	9,263	100.0%	8,715	100.0%	548	6.3%

(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided.
(2)    ASP excludes off-invoice dealer incentives.
(3)    Percentages may not add due to rounding differences.

Net revenues increased primarily due to an increase in unit volume, partially offset by a reduction in average selling price per unit related to product mix.

Adjusted EBITDA margin decreased primarily due to operational efficiency challenges and higher warranty expense due to a favorable prior year trend, partially offset by lower discounts and allowances.

Motorhome RV
The following is an analysis of key changes in our Motorhome RV segment for the three months ended May 25, 2024 compared to the three months ended May 27, 2023:

	Three Months Ended
(in millions, except ASP and units)	May 25, 2024	% of Revenues(1)	May 27, 2023	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$299.0		$374.4		$(75.3)	(20.1)%
Adjusted EBITDA	13.4	4.5%	26.8	7.2%	(13.5)	(50.2)%

ASP(2)	$183,568		$177,612		$5,956	3.4%

	Three Months Ended
Unit deliveries	May 25, 2024	Product Mix(3)	May 27, 2023	Product Mix(3)	Unit Change	% Change
Class A	417	24.8%	524	24.6%	(107)	(20.4)%
Class B	476	28.3%	1,018	47.8%	(542)	(53.2)%
Class C	787	46.8%	589	27.6%	198	33.6%
Total Motorhome RV	1,680	100.0%	2,131	100.0%	(451)	(21.2)%

(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided.
(2)    ASP excludes off-invoice dealer incentives.
(3)    Percentages may not add due to rounding differences.

Net revenues decreased primarily due to a decline in unit volume related to market conditions and higher levels of discounts and allowances, partially offset by price increases related to higher motorized chassis costs.

Adjusted EBITDA margin decreased primarily due to deleverage and operational efficiency challenges, partially offset by cost containment efforts.

Marine
The following is an analysis of key changes in our Marine segment for the three months ended May 25, 2024 compared to the three months ended May 27, 2023:

	Three Months Ended
(in millions, except ASP and units)	May 25, 2024	% of Revenues(1)	May 27, 2023	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$87.9		$129.0		$(41.1)	(31.8)%
Adjusted EBITDA	8.5	9.7%	17.3	13.4%	(8.8)	(50.9)%

ASP(2)	$78,595		$81,492		$(2,897)	(3.6)%

	Three Months Ended
Unit deliveries	May 25, 2024		May 27, 2023		Unit Change	% Change
Boats	1,127		1,586		(459)	(28.9)%

(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided.
(2)    ASP excludes off-invoice dealer incentives.

Net revenues decreased primarily due to a decline in unit volume related to market conditions and product mix.

Adjusted EBITDA margin decreased due to deleverage, partially offset by cost containment efforts.

Results of Operations - Nine Months Ended May 25, 2024 Compared to the Nine Months Ended May 27, 2023

Consolidated Performance Summary
The following is an analysis of changes in key items included in the Consolidated Statements of Income for the nine months ended May 25, 2024 compared to the nine months ended May 27, 2023:

	Nine Months Ended
($ in millions, except per share data)	May 25, 2024	% of Revenues(1)	May 27, 2023	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$2,252.6	100.0%	$2,719.7	100.0%	$(467.2)	(17.2)%
Cost of goods sold	1,913.3	84.9%	2,261.1	83.1%	(347.8)	(15.4)%
Gross profit	339.3	15.1%	458.6	16.9%	(119.3)	(26.0)%
Selling, general, and administrative expenses	204.4	9.1%	203.4	7.5%	0.9	0.5%
Amortization	16.9	0.7%	12.0	0.4%	4.8	40.0%
Total operating expenses	221.3	9.8%	215.4	7.9%	5.8	2.7%
Operating income	118.0	5.2%	243.2	8.9%	(125.1)	(51.4)%
Interest expense, net	15.2	0.7%	16.4	0.6%	(1.1)	(6.6)%
Loss on note repurchase	32.7	1.5%	—	—%	32.7	NM
Non-operating loss	5.8	0.3%	2.3	0.1%	3.5	158.0%
Income before income taxes	64.3	2.9%	224.5	8.3%	(160.3)	(71.4)%
Provision for income taxes	22.2	1.0%	52.4	1.9%	(30.3)	(57.7)%
Net income	$42.1	1.9%	$172.1	6.3%	$(130.0)	(75.5)%

Diluted earnings per share	$1.40		$4.95		$(3.55)	(71.7)%
Diluted weighted average shares outstanding	30.6		35.5		(4.9)	(13.8)%
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided. In addition, percentages may not add in total due to rounding.
NM: Not meaningful.

Net revenues decreased primarily due to product mix and lower volume related to market conditions.

Gross profit as a percentage of revenue decreased primarily due to deleverage, higher warranty expense due to a favorable prior year trend and operational efficiency challenges, partially offset by cost containment efforts.

Operating expenses increased primarily due to increased amortization related to Lithionics intangible assets and strategic investments, partially offset by lower incentive-based compensation.

Interest expense, net decreased primarily due to higher interest income on short-term investments as a result of increased interest rates.

The loss on note repurchase recorded in the nine months ended May 25, 2024 is related to the refinancing of the 2025 Convertible Notes. Refer to Note 9 in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information.

Our effective tax rate increased primarily due to the impact of the non-deductible loss on note repurchase.

Non-GAAP Reconciliation
The following table reconciles net income to consolidated EBITDA and Adjusted EBITDA for the nine months ended May 25, 2024 and May 27, 2023:

	Nine Months Ended
(in millions)	May 25, 2024	May 27, 2023
Net income	$42.1	$172.1
Interest expense, net	15.2	16.4
Provision for income taxes	22.2	52.4
Depreciation	25.5	20.9
Amortization	16.9	12.0
EBITDA	121.9	273.8
Acquisition-related costs	1.5	5.6
Change in fair value of note receivable	3.0	—
Contingent consideration fair value adjustment	1.1	2.0
Loss on note repurchase	32.7	—
Non-operating loss	1.7	0.4
Adjusted EBITDA	$161.9	$281.8

Reportable Segment Performance Summary
Towable RV
The following is an analysis of key changes in our Towable RV segment for the nine months ended May 25, 2024 compared to the nine months ended May 27, 2023:

	Nine Months Ended
(in millions, except ASP and units)	May 25, 2024	% of Revenues(1)	May 27, 2023	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$1,001.8		$1,073.9		$(72.1)	(6.7)%
Adjusted EBITDA	101.8	10.2%	129.4	12.0%	(27.5)	(21.3)%

ASP(2)	$41,841		$46,018		$(4,177)	(9.1)%

	Nine Months Ended
Unit deliveries	May 25, 2024	Product Mix(3)	May 27, 2023	Product Mix(3)	Unit Change	% Change
Travel trailer	15,987	67.0%	16,049	68.8%	(62)	(0.4)%
Fifth wheel	7,869	33.0%	7,293	31.2%	576	7.9%
Total Towable RV	23,856	100.0%	23,342	100.0%	514	2.2%

	May 25, 2024		May 27, 2023		$ Change(1)	% Change(1)
Backlog(4)
Units	4,734		5,297		(563)	(10.6)%
Dollars	$153.1		$236.0		$(82.9)	(35.1)%
Dealer Inventory
Units	18,110		20,218		(2,108)	(10.4)%
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided.
(2)    ASP excludes off-invoice dealer incentives.
(3)    Percentages may not add due to rounding differences.
(4)    Our backlog includes all accepted orders from dealers, which generally have been requested to be shipped within the next six months. Orders in backlog generally can be cancelled or postponed at the option of the dealer at any time without penalty; therefore, backlog may not necessarily be an accurate measure of future sales.

Net revenues decreased primarily due to a reduction in average selling price per unit related to product mix and targeted price reductions, partially offset by an increase in unit volume.

Adjusted EBITDA margin decreased primarily due to deleverage and higher warranty expense due to a favorable prior year trend, partially offset by lower discounts and allowances.

Backlog decreased due to current market conditions and a cautious dealer network.

Motorhome RV
The following is an analysis of key changes in our Motorhome RV segment for the nine months ended May 25, 2024 compared to the nine months ended May 27, 2023:

	Nine Months Ended
(in millions, except ASP and units)	May 25, 2024	% of Revenues(1)	May 27, 2023	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$971.8		$1,242.4		$(270.6)	(21.8)%
Adjusted EBITDA	60.7	6.2%	119.6	9.6%	(59.0)	(49.3)%

ASP(2)	$189,356		$182,326		$7,030	3.9%

	Nine Months Ended
Unit deliveries	May 25, 2024	Product Mix(3)	May 27, 2023	Product Mix(3)	Unit Change	% Change
Class A	1,269	24.3%	1,734	25.5%	(465)	(26.8)%
Class B	1,815	34.8%	3,233	47.5%	(1,418)	(43.9)%
Class C	2,128	40.8%	1,837	27.0%	291	15.8%
Total Motorhome RV	5,212	100.0%	6,804	100.0%	(1,592)	(23.4)%

	May 25, 2024		May 27, 2023		$ Change(1)	% Change(1)
Backlog(4)
Units	1,596		4,595		(2,999)	(65.3)%
Dollars	$354.9		$800.4		$(445.5)	(55.7)%
Dealer Inventory
Units	4,386		4,544		(158)	(3.5)%
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided.
(2)    ASP excludes off-invoice dealer incentives.
(3)    Percentages may not add due to rounding differences.
(4)    Our backlog includes all accepted orders from dealers, which generally have been requested to be shipped within the next six months. Orders in backlog generally can be cancelled or postponed at the option of the dealer at any time without penalty; therefore, backlog may not necessarily be an accurate measure of future sales.

Net revenues decreased primarily due to a decline in unit volume related to market conditions and higher levels of discounts and allowances, partially offset by price increases related to higher motorized chassis cost.

Adjusted EBITDA margin decreased due to deleverage, higher discounts and allowances, higher warranty expense and operational efficiency challenges, partially offset by cost containment efforts.

Backlog decreased due to current market conditions and a cautious dealer network.

Marine
The following is an analysis of key changes in our Marine segment for the nine months ended May 25, 2024 compared to the nine months ended May 27, 2023:

	Nine Months Ended
(in millions, except ASP and units)	May 25, 2024	% of Revenues(1)	May 27, 2023	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$245.0		$373.3		$(128.3)	(34.4)%
Adjusted EBITDA	20.1	8.2%	50.2	13.5%	(30.2)	(60.0)%

ASP(2)	$80,819		$82,582		$(1,763)	(2.1)%

	Nine Months Ended
Unit deliveries	May 25, 2024		May 27, 2023		Unit Change	% Change
Boats	3,107		4,552		(1,445)	(31.7)%

	May 25, 2024		May 27, 2023		$ Change(1)	% Change(1)
Backlog(3)
Units	642		1,348		(706)	(52.4)%
Dollars	$62.0		$146.3		$(84.3)	(57.6)%
Dealer Inventory(4)
Units	3,400		4,109		(709)	(17.3)%
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided.
(2)    ASP excludes off-invoice dealer incentives.
(3)    Our backlog includes all accepted orders from dealers, which generally have been requested to be shipped within the next six months. Orders in backlog generally can be cancelled or postponed at the option of the dealer at any time without penalty; therefore, backlog may not necessarily be an accurate measure of future sales.
(4)    Due to the nature of the Marine industry, this amount includes a higher proportion of retail sold units than our other segments.

Net revenues decreased primarily due to a decline in unit volume related to market conditions and product mix.

Adjusted EBITDA margin decreased due to deleverage and operational efficiency challenges, partially offset by lower incentive-based compensation.

Backlog decreased primarily driven by a cautious dealer network.

Analysis of Financial Condition, Liquidity, and Resources
Cash Flows
The following table summarizes our cash flows from operations:

	Nine Months Ended
(in millions)	May 25, 2024	May 27, 2023
Total cash provided by (used in):
Operating activities	$103.2	$156.4
Investing activities	(36.4)	(154.4)
Financing activities	(58.6)	(58.3)
Net decrease in cash and cash equivalents	$8.2	$(56.3)

Operating Activities
During the nine months ended May 25, 2024, net cash provided by operating activities was $103.2 million compared to net cash provided by operating activities of $156.4 million in the same period last year. The decrease in operating cash flow is primarily driven by lower profitability adjusted for non-cash items and an increase in accounts receivable due to timing of invoicing and collections, partially offset by favorable changes in accounts payable due to lower purchasing requirements and timing of payments.

Investing Activities
Cash used in investing activities decreased primarily due to our acquisition of Lithionics during the third quarter of Fiscal 2023 and elevated capital expenditures in the first nine months of Fiscal 2023 to support operational expansion and organic growth.

Financing Activities
Cash used in financing activities increased primarily due to higher share repurchases compared to prior year, partially offset by $39.1 million of net cash proceeds related to the debt refinancing.

Debt and Capital
We maintain a $350.0 million asset-based revolving credit facility ("ABL Credit Facility") with a maturity date of July 15, 2027, subject to certain factors which may accelerate the maturity date. As of May 25, 2024, we had no borrowings against the ABL Credit Facility.

As of May 25, 2024, we had $318.1 million in cash and cash equivalents and $350.0 million in unused ABL Credit Facility. Our cash and cash equivalent balances consist of high quality, short-term money market instruments.

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

Working Capital
Working capital at May 25, 2024 and August 26, 2023 was $581.9 million and $600.7 million, respectively. We currently expect cash on hand, funds generated from operations, and the borrowing available under our ABL Credit Facility to be sufficient to cover both short-term and long-term operating requirements.

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

On August 17, 2022, our Board of Directors authorized a new share repurchase program in the amount of $350.0 million with no time restriction on the authorization, which took effect immediately and replaced the prior program. In the nine months ended May 25, 2024, we repurchased approximately 989,000 shares of our own common stock at a cost of $60.0 million under this authorization, and approximately 74,000 shares at a cost of $4.3 million to satisfy tax obligations on employee equity awards vested. We continually evaluate if share repurchases reflect a prudent use of our capital and, subject to compliance with our ABL Credit Facility and Senior Secured Notes, we may purchase shares in the future. As of May 25, 2024, we have $240.0 million remaining on our Board approved repurchase authorization.

On May 15, 2024, our Board of Directors approved a quarterly cash dividend of $0.31 per share payable on June 26, 2024, to common stockholders of record at the close of business on June 12, 2024.

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

Interest rate risk
The ABL Credit Facility, which is our only floating rate debt instrument, remains undrawn as of May 25, 2024.

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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the third quarter of Fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Purchases of our common stock during each fiscal month of the third quarter of Fiscal 2024 are as follows:

Period	Total Number of Shares Purchased(1,2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1,2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
2/25/24 - 3/30/24	357	$72.01	—	$260.0
3/31/24 - 4/27/24	—	—	—	260.0
4/28/24 - 5/25/24	319,166	62.84	318,275	240.0
Total	319,523	$62.85	318,275	$240.0
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

Item 5. Other Information
During the quarter ended May 25, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.6	Form of 3.250% Convertible Senior Note due 2030 (included in Exhibit 4.5).
10.1	First Amendment to Lease dated March 12, 2024 by and between Three Oaks, LLC and Grand Design RV, LLC.
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (furnished herewith).
101.SCH	Inline XBRL Taxonomy Extension Schema Document (furnished herewith).
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document (furnished herewith).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith).
101.LAB	Inline XBRL Taxonomy Label Linkbase Document (furnished herewith).
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document (furnished herewith).
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101) (furnished herewith).
* Management contract or compensation plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.

Date:	June 20, 2024	By:	/s/ Michael J. Happe
Michael J. Happe
Chief Executive Officer, President
(Principal Executive Officer)

Date:	June 20, 2024	By:	/s/ Bryan L. Hughes
Bryan L. Hughes
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer)