Form 10-K
period 2024-08-31
WINNEBAGO INDUSTRIES INC
filed 2024-10-23
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2024;
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
Large Accelerated Filer ☒    Accelerated Filer ☐   Non-accelerated filer ☐ Smaller Reporting Company ☐ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $1,998,606,000 as of February 24, 2024, based upon the closing price of $70.55 as of February 23, 2024 as reported on the New York Stock Exchange.
As of October 16, 2024, 28,918,183 shares of the registrant's common stock, par value $0.50 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report for the registrant's 2024 Annual Meeting of Shareholders to be held on December 17, 2024 (the "2024 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.

Winnebago Industries, Inc.
Fiscal 2024 Annual Report on Form 10-K

WINNEBAGO INDUSTRIES, INC.
FORM 10-K
Report for the Fiscal Year Ended August 31, 2024

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Certain of the matters discussed in this Annual Report on Form 10-K are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which involve risks and uncertainties. With the exception of historical information, the matters discussed in this Annual Report on Form 10-K are forward-looking statements and may be identified by the use of words such as "anticipate," "assume," "believe," "estimate," "expect," "guidance," "intend," "outlook," "plan," "project," and other words and terms of similar meaning. Such statements reflect our current views and estimates with respect to future market conditions, company performance and financial results, operational investments, business prospects, new strategies, the competitive environment, and other events. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the potential results discussed in such forward-looking statements. Readers should review Item 1A, Risk Factors, in this Annual Report on Form 10-K for the fiscal year ended August 31, 2024, for a description of important factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements made in this Annual Report on Form 10-K. Among the factors that could cause actual results and outcomes to differ materially from those contained in such forward-looking statements are the following:
•General economic uncertainty in key markets and a worsening of domestic and global economic conditions or low levels of economic growth.
•Availability of financing for RV and marine dealers and retail purchasers.
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
•Exposure to warranty claims and product recalls.
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
•Changes in recommendations or a withdrawal of coverage by third party securities analysts.

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

All references to Fiscal 2024 refer to the 53-week period ended August 31, 2024. Fiscal 2023 refers to the 52-week period ended August 26, 2023 and Fiscal 2022 refers to the 52-week period ended August 27, 2022.

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

Towable RV
A towable RV is a non-motorized vehicle that is designed to be towed by automobiles, pickup trucks, SUVs, or vans and is used primarily as temporary living quarters during vacation and camping trips, or to support active and mobile lifestyles. The Recreation Vehicle Industry Association ("RVIA") classifies towable RVs into six types: conventional travel trailers, fifth wheels, travel trailers with expandable ends, folding camping trailers, truck campers, and park models. We manufacture and sell conventional travel trailers and fifth wheels under the Winnebago and Grand Design brand names, which are defined as follows:

Type	Description	Winnebago product offerings	Grand Design product offerings
Travel trailer	Towed by means of a hitch attached to the frame of the vehicle	Access, HIKE, Micro Minnie, Minnie, M-Series, and Voyage	Imagine, Momentum, Reflection, Serenova, and Transcend
Fifth wheel	Constructed with a raised forward section that is connected to the vehicle with a special fifth wheel hitch	N/A	Influence, Momentum, Reflection, and Solitude

Our travel trailer and fifth wheel towable RVs are sold by dealers in the retail market with manufacturer's suggested retail prices ranging from approximately $20,000 to $154,000, which can vary depending on size and model, plus optional equipment and delivery charges.

Motorhome RV
A motorhome RV is a self-propelled mobile dwelling used primarily as temporary living quarters during vacation and camping trips, or to support active and mobile lifestyles. The RVIA classifies motorhome RVs into three types, all of which we manufacture and sell under the Winnebago and Newmar brand names, which are defined as follows:

Type	Description	Winnebago product offerings	Newmar product offerings
Class A	Built on a heavy truck chassis in both diesel and gas models with the ability to tow a small vehicle	Adventurer, Forza, Journey, Sunstar, and Vista	Bay Star, Canyon Star, Dutch Star, Essex, King Aire, Kountry Star, London Aire, Mountain Aire, New Aire, Northern Star, and Ventana
Class B	Built by adding a taller roof and amenities to an existing van in both diesel and gas models, which allows for easy maneuvering	Revel, Roam, Solis, Travato, and Winnebago + Adventure Wagon	N/A
Class C	Built on a medium truck chassis in both diesel and gas models with similar features and amenities to Class A models	EKKO, Minnie Winnie, Navion, Porto, Spirit, View, and Vita	Super Star and Supreme Aire

Our Class A, Class B, and Class C motorhome RVs are sold by dealers in the retail market with manufacturer's suggested retail prices ranging from approximately $143,000 to $1,847,000, which can vary depending on size and model, plus optional equipment and delivery charges. Our motorhome RVs range in length from approximately 18 to 45 feet.

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

Type	Chris-Craft product offerings	Barletta product offerings
Boats	Calypso, Catalina, Launch, Launch GT, and Sportster	Aria, Cabrio, Corsa, Lusso, Reserve, and Reserve Leggera

Our boats are sold by dealers in the retail market with manufacturer's suggested retail prices ranging from approximately $47,000 to $768,000, which can vary depending on size and model, plus optional equipment and delivery charges.

Winnebago Specialty Vehicles
We manufacture specialty commercial vehicles custom designed for the buyer's specific needs and requirements, such as law enforcement command centers, mobile medical clinics, and mobile office space. We also provide commercial vehicles as bare shells to third-party upfitters for conversion at their facilities. These specialty commercial vehicles are manufactured in Forest City, Iowa and sold through our dealer network.

Lithionics
On April 28, 2023, we acquired 100% of the equity interests of Lithionics Battery, LLC and Lithionics LLC (collectively, "Lithionics"), a premier lithium-ion battery solutions provider to the recreational equipment and specialty vehicle markets. Using a proprietary battery management system called NeverDie® Technology, Lithionics offers a broad range of standard and custom-designed battery configurations delivering “house power” and supporting internal electrical features and appliances for a variety of outdoor products, including RVs, boats, specialty and other low-speed vehicles, as well as other industrial applications. These batteries are manufactured in Clearwater, Florida. Refer to Note 2 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K, for further detail regarding the acquisition.

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

Our towable RVs are produced at two assembly campuses located in Indiana. The majority of components are comprised of frames, appliances, and furniture, and are purchased from multiple suppliers.

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
As of August 31, 2024, our RV and marine dealer network in the U.S. and Canada included over 750 physical dealer locations, many of which carry more than one of our brands. None of our dealer organizations accounted for more than 10% of our net revenues during each of the past three fiscal years.

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

Human Capital Management
One of our core values is to put people first. Our employees are our greatest strength and we are committed to providing a safe, inclusive, high-performance culture where our people thrive. We strive to recruit, develop, engage and protect our workforce. The following are key human capital measures and objectives that we currently focus on:

Employee Experience – Leadership and Culture Development
We believe our future success depends on our people. Attracting, engaging, retaining and developing diverse talent is a key priority. We strive to grow and develop all of our teams and bolster our talent pipeline. Our leadership expectations provide a shared understanding of the skills our teams develop through continuous learning opportunities and training. Our Code of Conduct and our human rights policy include shared values and guide relationships with our people and our stakeholders. To build and attract the next generation of leaders, we continue to support external partnerships that introduce high school and first-generation college students to potential career opportunities in the RV and marine industries. To increase the pipeline of diverse talent in the outdoor industry and beyond, we provided support to the South Bend Elkhart Regional Partnership and The BrandLab. These programs focus on developing the next generation of talent while engaging Black, Latino, Asian American and Pacific Islander, and

Native/Indigenous students in meaningful paid summer internships. We also collaborate with regional education and workforce development partners to connect job seekers with on-the-job training and leadership development.

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

As of August 31, 2024, we employed approximately 5,700 persons, of which approximately 20% and 80% were salaried and hourly employees, respectively. None of our employees are covered under a collective bargaining agreement. We believe our relations with our employees are good.

Commitment to Inclusion and Belonging
We believe in the value of building a company and community where every person feels welcome, is treated fairly, and has an equal opportunity to succeed while bringing their authentic self to work. In our third year of implementing our “All In, Outdoors” roadmap, we continued to prioritize creating a better sense of belonging in our workplace, our communities, and the outdoors. We advanced our strategy by listening and learning, and expanding our Leadership Speaker Series, where subject matter experts provide inspiration, tools, and resources to create an inclusive culture based on our leadership expectations. We also continued to expand our employee resource groups which are open to all employees across our brands. For example, the Women’s Inclusion Network ("WIN"), which was established in 2022, supports the professional development of women by encouraging access to learning, mentoring, and networking. WIN’s goal is to provide programming and tools, increase women’s sense of belonging, and the percentage of women in leadership roles within our businesses. The Veterans Network Employee Resource Group, which was established in 2023, supports the professional development of our Veteran community by providing a space and place for employees who are Veterans, Active Military and Family & Friends (also known as Allies) to discuss their experiences, address issues through learning, assistance and guidance, and conduct activities to support the growth and development of our Veteran community members in their professional careers. In 2024, we launched the Mosaic Multicultural Network to engage and connect our multicultural and black, indigenous, and persons of color team members and allies. The Mosaic Multicultural Network promotes connection, while helping to bolster an inclusive workplace for all employees, and career mobility, visibility, recruitment and retention. We remain involved with partners who help advance our goals including Society of Women Engineers, Women in Manufacturing, RV Women’s Alliance, and more.

We are committed to increasing inclusion across our industry and beyond. Approximately 25% of our executive and senior leadership team members are women and 12% are racially or ethnically diverse. We continue to expand our partnerships with nonprofit organizations led by and for communities of color and women and organizations helping to diversify the talent pipeline.

We also recognize the importance of having diverse perspectives on our Board of Directors as we build and refresh our Board of Directors. Our inclusion framework, which serves as a roadmap to guide us forward on our journey, includes the Board of Directors, leadership development, and engagement. As of August 31, 2024, 30% of our Board of Directors were women, and 20% were racially or ethnically diverse.

We believe time together outdoors is priceless, and that our company and our brands should reflect the full spectrum of outdoor enthusiasts. We also believe we thrive and are more successful when we empower, value, and respect our employees and our communities. We are committed to continuing to build a stronger, more inclusive culture and workplace.

Employee Well-being and Safety
Winnebago Industries is committed to designing, operating, and maintaining safe, controlled working conditions and a zero-harm culture. We operate under the principle that all workplace injuries and illnesses are preventable. We aspire to control all workplace exposures to risk on our road to zero-harm, and we embed safety as part of our DNA that guides our purpose, culture, and operations. With the mental, emotional, and physical well-being of our employees as a key focus, we have provided resources for employees to manage remote work and balance parental and other family responsibilities. We celebrated our second annual Safety Month in Fiscal 2024, focusing on the theme "Safer Together" across all locations. We continue focused improvement efforts to reduce both our facility and injury/illness incident risk potential, including contracting with health care providers to have physical (on-site) or virtual clinics for convenient access to health care for all employees and advance our hierarchy of control levels across our core risks.

In Fiscal 2024, our total recordable incident rate ("TRIR") was 3.51, a 29% improvement compared to 4.93 in Fiscal 2023. In Fiscal 2024, our days away restricted transfer rate ("DART") was 1.75, an 18% improvement compared to 2.14 in Fiscal 2023. We continue to invest in workplace safety initiatives and our commitment to safety never stops.

Information about our Executive Officers

Name	Office (Year First Elected an Officer)	Age
Michael J. Happe	President and Chief Executive Officer (2016)	53
Ashis N. Bhattacharya	Senior Vice President, Business Development, Advanced Technology and Strategic Planning (2016)	62
Stacy L. Bogart	Senior Vice President, General Counsel, Secretary and Corporate Responsibility President, Winnebago Industries Foundation (2018)	61
Donald J. Clark	President, Grand Design RV (2016)	64
Bryan L. Hughes	Chief Financial Officer; Senior Vice President, Finance, Investor Relations and Information Technology (2017)	55
Casey J. Tubman	President, Newmar Corporation (2022)	52
Christopher D. West	President, Winnebago Outdoors (2016)	52
Bret A. Woodson	Senior Vice President, Human Resources and Corporate Relations (2015)	54

Officers are elected annually by the Board of Directors and hold office until their successors are chosen and qualify or until their death or resignation. There are no family relationships between or among any of the Executive Officers or Directors of the Company.

Mr. Happe joined Winnebago Industries in January 2016 as President and Chief Executive Officer. Prior to joining Winnebago Industries, he had been employed by The Toro Company, a provider of outdoor maintenance and beautification products, from 1997 to 2016. He served as Executive Officer and Group Vice President of Toro's Residential and Contractor businesses from March 2012 to December 2015. From August 2010 to March 2012, he served as Toro's Vice President, Residential and Landscape Contractor Businesses. Prior to that, he held a series of senior leadership positions throughout his career across a variety of Toro's domestic and international divisions.

Mr. Bhattacharya joined Winnebago Industries in June 2016 as Vice President, Strategic Planning and Development. He became Vice President, Business Development, Specialty Vehicles, and Advanced Technology in 2019 and Senior Vice President, Business Development, Advanced Technology, and Enterprise Marketing in September 2020. Prior to joining Winnebago Industries, Mr. Bhattacharya served at Honeywell International, Inc., a software industrial company, as Vice President, Strategy, Alliances & Internet of Things for the Sensing and Productivity Solutions division from 2010 to 2016. Prior to that, he was employed with Moog, Motorola, and Bain & Company in a variety of roles.

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

Mr. Clark, President of Grand Design RV, became an officer of Winnebago Industries in November 2016 in accordance with the terms of the Grand Design acquisition. He co-founded Grand Design RV, LLC in 2012 and built the team at Grand Design RV. Mr. Clark has over 30 years of successful RV industry experience. Pursuant to our previously announced leadership changes, Mr. Clark will become Group President, Towable RVs and President, Grand Design RV, effective November 1, 2024.

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

Mr. West joined Winnebago Industries in September 2016 as Vice President, Operations. He became Senior Vice President, Enterprise Operations in October 2020 and President, Winnebago Outdoors in September 2024. Pursuant to our previously announced leadership changes, Mr. West will become President, Winnebago Motorhome and Specialty Vehicles, effective November 1, 2024. He previously was Vice President of Global Supply Chain for Joy Global, a worldwide mining equipment manufacturer, from 2014 to 2016, and Operations Director from 2012 to 2014. Mr. West served as Director of Manufacturing for

AGCO Corporation, an agricultural equipment manufacturer, from 2008 to 2012 and as Director of Operations and in other management positions for the Nordam Group, a manufacturer of aircraft interiors, from 1999 to 2009.

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
Companies within the RV and marine industries are subject to volatility in operating results due primarily to general economic conditions because the purchase of a RV or marine product is often viewed as a consumer discretionary purchase. Demand for discretionary goods in general can fluctuate with recessionary conditions, slow or negative economic growth rates, negative consumer confidence, reduced consumer spending levels resulting from tax increases or other factors, prolonged high unemployment rates, higher commodity and component costs, fuel prices, inflationary or deflationary pressures, reduced credit availability or unfavorable credit terms for dealers and end-user customers, higher short-term interest rates, and general economic and political conditions and expectations. Specific macroeconomic factors affecting the RV and marine industries include:

•Overall consumer confidence and the level of discretionary consumer spending;
•Inflationary pressures affecting disposable consumer income;
•Interest rate fluctuations;
•Employment trends;
•Fuel prices;
•The adverse impact of global tensions on consumer spending and travel-related activities; and
•The adverse impact on margins due to increases in raw material costs, which we are unable to pass on to customers without negatively affecting sales.

Credit market deterioration and volatility may restrict the ability of our dealers and retail customers to finance the purchase of our products.
Our business is affected by the availability and terms of the financing to dealers. Generally, RV and marine dealers finance their purchases of inventory with financing provided by lending institutions. A reduction in the availability of wholesale floorplan financing, or more restrictive lending practices, could have an adverse impact on our independent dealers and therefore our results of operations. In addition, an increase in the cost of financing due to interest rate fluctuations may incentivize dealers to reduce field inventory levels, which could negatively impact our sales and profitability. As of August 31, 2024, two financial flooring institutions held approximately 52% of our total outstanding financed dealer inventory dollars. In the event that either of these lending institutions limits or discontinue dealer financing, we could experience an adverse effect on our results of operations.

Our business is also affected by the availability and terms of financing to retail purchasers. Retail buyers purchasing one of our products from our dealers may elect to finance their purchase through the dealership or a financial institution of their choice. Substantial increases in interest rates or decreases in the availability of consumer credit may have an adverse impact upon our business and results of operations.

Industry Risks
The industries in which we operate are highly competitive. Failure to compete effectively against competitors could negatively impact our business and operating results.
The markets for RVs and marine products are very competitive. Competitive factors in the industries include price, design, value, quality, service, brand awareness, and reputation. There can be no assurance that existing or new competitors will not develop products that are superior to our products or that achieve better consumer acceptance, thereby adversely affecting our market share, sales volume, and profit margins. Competitors may also seek an advantage through lower prices or promotional changes, which could reduce demand for our products or adversely affect our margins. Some of our competitors are much larger than we are, and this size advantage provides these competitors with more financial resources and access to capital, additional purchasing power, and greater leverage with the dealer networks. In addition, competition could increase if new companies enter the market, existing competitors consolidate their operations, or if existing competitors expand their product lines or intensify efforts within existing product lines. Our current products, products under development, and our ability to develop new and improved products may be insufficient to enable us to compete effectively with our competitors. These competitive pressures may have a material adverse effect on our results of operations.

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

Seasonal factors, over which we have no control, also have an effect on the demand for our products. Demand in the RV and marine industries generally declines over the winter season, while sales are generally highest during the spring and summer months. Also, unusually severe weather conditions may impact demand or disrupt our manufacturing and distribution facilities, as well as our supply chain, which could have an adverse effect on our business.

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
Most of our RV and marine components are readily available from numerous sources. However, a few of our components are produced by a small group of suppliers. In Fiscal 2024, one of our suppliers individually accounted for approximately 16% of our consolidated raw material purchases. In the case of motorhome RV chassis, Mercedes-Benz (USA and Canada), Stellantis N.V., Freightliner Trucks, Ford Motor Company, and Spartan RV Chassis are our major suppliers. Our relationship with our chassis suppliers is similar to our other supplier relationships in that no specific contractual commitments are engaged in by either party. This means that we do not have minimum purchase requirements, and our chassis suppliers do not have minimum supply requirements. Our chassis suppliers also supply to our competitors. Historically, chassis suppliers resort to an industry-wide allocation system during periods when supply is restricted. These allocations have been based on the volume of chassis previously purchased, which could mean our larger competitors could receive more chassis in a time of scarcity. Sales of motorhome RVs rely on chassis supply and are affected by shortages, instability, or recalls from time to time. Within our marine businesses, we purchase a significant portion of our motors from Mercury Marine, which makes us reliant on them for the supply of these engines. If we experience delays and disruptions in obtaining these engines, we may be unable to fulfill orders and deliver our products to our customers in a timely manner. Furthermore, decisions by our suppliers to decrease production, production delays or work stoppages by the employees of such suppliers, or price increases could have a material adverse effect on our ability to produce our products and ultimately, on our results of operations, financial condition, and cash flows.

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

Information Systems, Legal and Regulatory Risks
We may be subject to information technology system failures, inefficiencies associated with system implementations, network disruptions, and cybersecurity incidents that could adversely affect our business. Failure to prevent or effectively respond to a security breach or system failure could expose our customers' or suppliers' confidential information and expose us to substantial costs and reputational damage as well as litigation and enforcement actions.
We rely extensively on information systems and other technology software, some of which are managed by third parties, to process, summarize, transmit, and store electronic information that is critical to operating our business efficiently and effectively. Our information systems and infrastructure are used to support our operations and manage key business processes, including but not limited to, procurement, supply chain, manufacturing, distribution, warranty administration, invoicing, collection of payments, sales, marketing, human resources, communication efforts and other administrative functions. Additionally, we rely on information systems to record and report our operational results.

Due to our reliance on our information systems, our business processes may be negatively impacted in the event of substantial disruption of service. In addition, continued integration and development of new systems have resulted, and may in the future result in operational inefficiencies that adversely impact our results of operations.

Operating these systems in a secure manner is critical to our business operations and strategy. We have implemented measures and incurred costs intended to protect and prevent unauthorized access to or loss of sensitive data. We also have security systems in place with the intent of maintaining the physical security of our facilities.

Despite our efforts to continuously mature our cybersecurity program, our information systems, and those of our third-party service providers, are still susceptible to system shutdowns, damage, degraded performance, disruptions or other security incidents. Because the technologies used to obtain unauthorized access are constantly changing and becoming increasingly more sophisticated and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement sufficient preventative measures. Misuse, leakage, falsification, or breach of security of information could result in a violation of privacy laws and damage our reputation which could, in turn, adversely affect our business or financial results. Amongst other things, the impact could include interruptions or delays in our ability to access information, data loss, processing inefficiencies, lost revenues or other costs resulting from shutdowns, unfavorable publicity, governmental inquiry and oversight, litigation by affected parties, and possible financial obligations for damages related to the theft or misuse of such information. Although these incidents have not historically had a significant impact on our business operations, there can be no guarantee that the actions and controls we have implemented and are implementing will be sufficient to protect our systems, information, or other property. While we maintain cybersecurity insurance to protect against potential losses arising from security incidents, the costs related to threats or disruption may not be fully insured.

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

Our success in maintaining, extending, and expanding our brand image depends on our ability to adapt to a rapidly changing media environment. The growing use of social and digital media platforms by us, our customers and third parties increases the speed and extent to which information, including misinformation and opinions can be shared. Negative posts or comments about us, our brands, our products, and in some cases, our competitors, on social or digital media, whether or not valid, could damage our brands and reputation. If we do not maintain, extend, and expand our reputation or brand image, then our operating results and financial condition could be materially and adversely affected.

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

Finally, regulations related to climate change are increasing. For example, federal and state authorities have various environmental control standards relating to air, water, noise pollution, greenhouse gases ("GHG"), and hazardous waste generation and disposal that affect us and our operations. Failure by us to comply with present or future laws and regulations could result in fines being imposed on us, potential civil and criminal liability, suspension of production or operations, alterations to the manufacturing process, or costly cleanup or capital expenditures, any or all of which could have a material adverse effect on our results of operations. Other policymakers, such as the SEC and the State of California, have issued requirements for companies to provide expanded climate-related disclosures, which may require us to incur significant additional costs to comply. In addition, foreign, federal, state, and local regulatory and legislative bodies have proposed various legislative and regulatory measures relating to climate change, regulating GHG emissions, and energy policies. If such legislation is enacted, we could incur increased energy, environmental, and other costs and capital expenditures to comply with the limitations. Climate change regulation combined with public sentiment could result in reduced demand for our products, higher fuel prices, or carbon taxes, all of which could materially adversely affect our business. Due to uncertainty in the regulatory and legislative processes, as well as the scope of such requirements and initiatives, we cannot currently determine the effect such legislation and regulation may have on our products and operations.

Our ESG commitments may impact our reputation, expose us to additional costs, or have other impacts which could adversely affect our business, financial condition, or results of operations.
There has been an increased focus from regulators, investors, employees, consumers, and other stakeholders relating to ESG practices. We periodically communicate our ESG initiatives, which include prioritizing ethics and integrity, safety, people, inclusion and belonging, community, waste, emissions, and product stewardship. Failure to meet our commitments, respond to regulatory requirements, or advance our initiatives could adversely impact our reputation, as well as the demand for our products. In addition, achieving these initiatives may result in increased costs, which could have a material adverse impact on our business, financial condition, or results of operations.

Financial Risks
An impairment in the carrying value of goodwill and trade names could negatively impact our consolidated results of operations.
Goodwill and indefinite-lived intangible assets, such as our trade names in certain instances, are recorded at fair value at the time of acquisition and are not amortized but are reviewed for impairment at least annually or more frequently if impairment indicators arise. Our determination of whether goodwill impairment has occurred is based on a comparison of each of our reporting units’ fair value with its carrying value. During the fourth quarter of Fiscal 2024, we completed our annual assessment of indefinite-lived intangible assets and determined that the carrying value of the Chris-Craft reporting unit exceeded its fair value, resulting in a $30.3 million impairment charge, which represents the full goodwill balance attributable to the reporting unit. Although no other impairments were identified in Fiscal 2024, Fiscal 2023, or Fiscal 2022, significant and unanticipated changes in circumstances, such as significant and long-term adverse changes in business climate, unanticipated competition, and/or changes in technology or markets, could require future impairment charges that could be significant and could negatively impact our results of operations.

Refer to Note 7 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K for more information regarding goodwill and intangible assets.

The terms of our notes and other debt instruments could adversely affect our operating flexibility and pose risks of default.
We incurred substantial indebtedness to finance the acquisitions of Grand Design and Newmar Corporation ("Newmar"). Our asset based revolving credit facility ("ABL Credit Facility") and Senior Secured Notes (as described in Note 9 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K) are secured by substantially all of our assets, including cash, inventory, accounts receivable, and certain machinery and equipment. We also issued unsecured convertible senior notes due 2025 ("2025 Convertible Notes") to finance the acquisition of Newmar, and unsecured convertible senior notes due 2030 ("2030 Convertible Notes") to execute a partial repurchase of the 2025 Convertible Notes. If a default of payment occurs, the lenders in our ABL Credit Facility or holders of our Senior Secured Notes, 2030 Convertible Notes, and 2025 Convertible Notes may elect to declare all of their respective outstanding debt, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. Under such circumstances, we may not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed on our ability to incur additional debt and to take other corporate actions might significantly impair our ability to obtain other financing.

Borrowing availability under the ABL Credit Facility is limited to the lesser of the facility total and the calculated borrowing base, which is based on stipulated loan percentages applied to our eligible trade accounts receivable and eligible inventories. Should the borrowing base decline, our ability to borrow to fund future operations and business transactions could be limited.

In addition, the Senior Secured Notes contain certain occurrence-based covenants that could restrict our ability to undertake certain types of transactions. If we enter into a transaction that falls under the occurrence-based covenants, we will calculate the ratios and covenant buckets we have available to us to ensure we are in compliance. Likewise, the Indenture related to the 2025 Convertible Notes and the Indenture related to the 2030 Convertible Notes includes certain limited covenants that could impact our ability to operate our business.

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

General Risks
Our common stock trading price could decline if equity research analysts issue unfavorable commentary or downgrade our common stock.
The trading market for our common stock depends in part on the research and reports that third party securities analysts publish about us and the industries in which we operate. If one or more analysts cease coverage of our company, we could lose visibility in the financial markets, which could cause the price or trading volume of our securities to decline. Alternatively, one or more analysts could downgrade our common stock, provide more favorable recommendations about our competitors, or publish inaccurate or unfavorable research about our business or industry, which could also cause the trading volume or market price of our common stock to decline.

Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity.
Risk Management and Strategy
As described in Item 1A – Risk Factors, we are subject to various cybersecurity risks that could adversely affect our business, financial condition, results of operations, and reputation. We recognize the critical importance of assessing, identifying, and managing material risks associated with cybersecurity threats, and have integrated a comprehensive cybersecurity program into our broader Enterprise Risk Management (“ERM”) framework. This integration ensures that cybersecurity considerations are an integral part of our decision-making process at every level. Our cybersecurity program includes a detailed set of policies, standards, and procedures informed by an industry-leading framework established by the National Institute of Standards and Technology (“NIST CSF”). The NIST CSF provides a model that emphasizes identification, protection, detection, response, and recovery. To identify and manage risks from third parties in relation to cybersecurity, we conduct thorough cybersecurity assessments of third party service providers and include specific cybersecurity obligations in our contracts. Additionally, we continuously monitor these providers and require prompt notification of any cybersecurity incidents to manage and monitor potential risks to our business, financial condition, results of operations, and reputation.

We manage our exposure to cybersecurity risk using various methods designed to protect against, detect, and respond to cybersecurity threats. For example, we leverage threat intelligence to identify trends and inform our understanding of the cybersecurity risk landscape. In addition, our cybersecurity team, which is led by our Vice President of Information Security, performs regular assessments of our program and conducts penetration testing to identify, evaluate, and remediate potential threats and vulnerabilities. We also engage external resources to support in the design and implementation of certain program elements, and to assist us in the prevention, detection, monitoring, mitigation, and remediation of cybersecurity risks and incidents.

In addition to the processes, technologies, and controls that we have in place to reduce the likelihood of material cybersecurity incidents, we maintain a documented incident response plan to manage cybersecurity events within our environment. The response plan includes procedures for identifying, containing, and responding to cybersecurity incidents. Our ability to respond to cybersecurity incidents is tested on a recurring basis.

We view cybersecurity as a shared responsibility. Our employees are trained through annual security training, regular phishing simulations, and frequent communications about cybersecurity threats.

Governance
Our cybersecurity program is led by our Vice President of Information Security and overseen by our Chief Information Officer (“CIO”). Our Vice President of Information Security, who is responsible for assessing and managing our information technology risks, including cybersecurity, joined Winnebago Industries in July 2021 and has over 25 years of experience in heavily regulated industries such as finance and healthcare. She has held multiple roles in Information Security and IT, demonstrating expertise and versatility in navigating the threat landscape of cybersecurity. Our CIO reports to our Senior Vice President, Chief Financial Officer, a member of our senior leadership team who reports to our President and Chief Executive Officer.

The Audit Committee of our Board of Directors provides oversight of our ERM program, of which cybersecurity is an integral component. Members of the Audit Committee receive updates on a quarterly basis, or more frequently as appropriate, from our CIO regarding existing and new cybersecurity risks, the effectiveness and continued maturity of our cybersecurity program, cybersecurity incidents (if any), and other relevant topics that help the committee provide effective oversight. In addition, the Board of Directors also receives an Information Security Services update on an annual basis from our Vice President of Information Security and our CIO. These updates cover a wide range of topics, including but not limited to, reviewing trends and program maturity, key metrics, current and emerging cybersecurity risks, and other cybersecurity developments.

We do not believe we have experienced any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial conditions, including in Fiscal 2024. However, cyber threats continue to evolve, and there can be no assurance that the actions and controls we have implemented and are implementing will be sufficient to protect our systems, information, or other property. While we maintain cybersecurity insurance to protect against potential losses arising from security incidents, the costs related to threats or disruption may not be fully insured.

Item 2. Properties.

The principal facilities used in our operations are in the following locations:

Segment	Location	Status	Primary Use
Towable RV	Elkhart, Indiana	Leased	Manufacturing(1)
Towable RV	Middlebury, Indiana	Owned	Manufacturing(1) and office space
Towable RV	Middlebury, Indiana	Leased	Manufacturing(1) and office space
Towable RV	White Pigeon, Michigan	Leased	Manufacturing(1)
Motorhome RV	Charles City, Iowa	Owned	Manufacturing(1)
Motorhome RV	Forest City, Iowa	Owned	Manufacturing(1) and office space
Motorhome RV	Lake Mills, Iowa	Owned	Manufacturing(1)
Motorhome RV	Nappanee, Indiana	Owned	Manufacturing(1) and office space
Motorhome RV	Nappanee, Indiana	Leased	Manufacturing(1)
Motorhome RV	Waverly, Iowa	Owned	Manufacturing(1)
Marine	Bristol, Indiana	Leased	Manufacturing(1)
Marine	Bristol, Indiana	Owned	Manufacturing(1) and office space
Marine	Sarasota, Florida	Owned	Manufacturing(1) and office space
Corporate / All Other	Clearwater, Florida	Leased	Manufacturing(1) and office space
Corporate / All Other	Eden Prairie, Minnesota	Leased	Office space
Corporate / All Other	Forest City, Iowa	Owned	Manufacturing(1) and office space
Corporate / All Other	Savage, Minnesota	Leased	Research and development, and office space
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

Item 4. Mine Safety Disclosures.
Not Applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is listed on the New York Stock Exchange under the ticker symbol of WGO. As of October 16, 2024, there were 1,964 shareholders of record.

Dividends
On August 15, 2024, our Board of Directors declared a quarterly cash dividend of $0.34 per share, totaling $9.8 million, to be paid on September 25, 2024 to common shareholders of record at the close of business on September 11, 2024. Dividends are generally declared each quarter, and the Board of Directors currently intends to continue to pay quarterly cash dividends; however, declaration of future dividends, if any, will be based on several factors including our financial performance, outlook, and liquidity.

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

During Fiscal 2024, we repurchased approximately 1,177,000 shares of our common stock at a cost of $70.0 million, and approximately 77,000 shares of our common stock at a cost of $4.5 million to satisfy tax obligations on employee equity awards as they vested. We continually evaluate if share repurchases reflect a prudent use of our capital and, subject to compliance with our ABL Credit Facility and outstanding Senior Secured Notes, we may purchase shares in the future. As of August 31, 2024, we have $230.0 million remaining on our Board of Directors approved repurchase authorization.

Purchases of our common stock during each fiscal month of the fourth quarter of Fiscal 2024 are as follows:

Period	Total Number of Shares Purchased(1,2)	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1,2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
05/26/24 - 06/29/24	113,711	$53.08	113,128	$234.0
06/30/24 - 07/27/24	75,218	53.31	75,026	230.0
07/28/24 - 08/31/24	2,069	57.91	—	230.0
Total	190,998	$53.22	188,154	$230.0
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

Stock Performance Graph
The following graph compares our five-year cumulative total shareholder return (including reinvestment of dividends) with the cumulative total return on the Standard & Poor's 500 Index and the Russell 3000 Recreational Vehicles and Boats Subsector Index, which is a widely utilized industry index that is representative of our current business. It is assumed in the graph that $100 was invested in our common stock, in the Standard & Poor's 500 Index, and in the Russell 3000 Recreational Vehicles and Boats Subsector Index, on August 31, 2019, and that all dividends received within a quarter were reinvested in that quarter.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
250
200
150
100
50
Index Value
08/31/2019
08/29/2020
08/28/2021
08/27/2022
08/26/2023
08/31/2024
Period Ended
Winnebago Industries, Inc.
S&P 500 Index
Russell 3000 Recreational Vehicles and Boats Subsector Index

	Base Period
Company/Index	August 31, 2019	August 29, 2020	August 28, 2021	August 27, 2022	August 26, 2023	August 31, 2024
Winnebago Industries, Inc.	$100.00	$184.24	$232.36	$196.92	$208.35	$199.06
S&P 500 Index	100.00	122.19	159.44	145.62	160.83	209.29
Russell 3000 Recreational Vehicles and Boats Subsector Index	100.00	145.51	186.46	167.66	166.24	158.94
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

The year-over-year comparisons in this MD&A are as of and for the fiscal years ended August 31, 2024 and August 26, 2023, unless stated otherwise. The discussion of Fiscal 2022 results and related year-over-year comparisons as of and for the fiscal years ended August 26, 2023 and August 27, 2022 are found in Item 7 of Part II of our Form 10-K for the fiscal year ended August 26, 2023.

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

Known Trends and Uncertainties
Our business continues to be challenged by macroeconomic conditions impacting retail consumers and our dealers, such as inflation and elevated interest rates. These factors have contributed to lower consumer spending and reduced short-term demand for large discretionary products such as RVs and marine products. In response, our dealers continue to exercise caution when managing stocking levels. In Fiscal 2024, these trends resulted in decreased sales due to declines in unit volume. We anticipate that as consumer demand stabilizes, dealers will exhibit a willingness to maintain stable inventory levels and ordering patterns. We continue to produce and ship in accordance with dealer demand as evidenced and requested by dealer orders.

Despite the current economic uncertainty, we believe in the long-term health of consumer demand for RV and marine products.

Other Matters
During the fourth quarter of Fiscal 2024, we recognized a $30.3 million impairment charge equal to the full carrying value of goodwill associated with the Chris-Craft reporting unit. The decline in fair value of the Chris-Craft reporting unit was driven primarily by a downward revision to forecasted cash flows made during the fourth quarter of Fiscal 2024 as part of our annual long range planning process, and a decline in market capitalization observed from guideline public companies. Projected future cash flows for the Chris-Craft reporting unit have declined compared to prior expectations as a result of sustained macroeconomic challenges impacting consumer demand, such as inflationary pressures and elevated interest rates, and the current uncertainty regarding timing and degree of economic recovery. Refer to Note 7 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K for more information.

During the second quarter of Fiscal 2024, we entered into separate, privately negotiated transactions with certain holders of the 2025 Convertible Notes to repurchase $240.7 million aggregate principal amount of the 2025 Convertible Notes using $293.8 million of the net proceeds received from the issuance of the 2030 Convertible Notes. In connection with the 2025 Convertible Note repurchases, we recorded a loss on note repurchase of $32.7 million in the accompanying Consolidated Statements of Income during Fiscal 2024. The loss on note repurchase represents the difference between the fair value of consideration transferred to the holders of the repurchased 2025 Convertible Notes and the conversion value of 2025 Convertible Notes repurchased pursuant to the original conversion terms. Refer to Note 9 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K for more information.

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

Included in "Results of Operations - Fiscal 2024 Compared to Fiscal 2023" is a reconciliation of EBITDA and Adjusted EBITDA from net income, the most directly comparable GAAP measure. We have included these non-GAAP performance measures as a comparable measure to illustrate the effect of non-recurring transactions that occurred during the reported periods and to improve comparability of our results from period to period. We believe Adjusted EBITDA provides meaningful supplemental information about our operating performance as this measure excludes amounts from net income that we do not consider part of our core operating results when assessing our performance. Examples of items excluded from Adjusted EBITDA include acquisition-related costs, litigation reserves, change in fair value of note receivable and other investments, contingent consideration fair value adjustment, goodwill impairment, loss on note repurchase, and non-operating income or loss.

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

Results of Operations - Fiscal 2024 Compared to Fiscal 2023

Consolidated Performance Summary
The following is an analysis of changes in key items included in the statements of operations for the fiscal year ended August 31, 2024 compared to the fiscal year ended August 26, 2023:

(in millions, except per share data)	2024	% of Revenues(1)	2023	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$2,973.5	100.0%	$3,490.7	100.0%	$(517.2)	(14.8)%
Cost of goods sold	2,540.0	85.4%	2,904.6	83.2%	(364.6)	(12.6)%
Gross profit	433.5	14.6%	586.1	16.8%	(152.6)	(26.0)%
Selling, general, and administrative expenses ("SG&A")	280.0	9.4%	267.7	7.7%	12.5	4.7%
Amortization	23.0	0.8%	17.7	0.5%	5.3	29.7%
Goodwill impairment (Note 7)	30.3	1.0%	—	—%	30.3	NM
Total operating expenses	333.3	11.2%	285.4	8.2%	48.0	16.8%
Operating income	100.2	3.4%	300.7	8.6%	(200.5)	(66.7)%
Interest expense, net	21.1	0.7%	20.5	0.6%	0.5	2.6%
Loss on note repurchase (Note 9)	32.7	1.1%	—	—%	32.7	NM
Non-operating loss	8.0	0.3%	1.0	—%	7.0	718.9%
Income before income taxes	38.4	1.3%	279.2	8.0%	(240.8)	(86.3)%
Provision for income taxes	25.4	0.9%	63.3	1.8%	(37.9)	(59.9)%
Net income	$13.0	0.4%	$215.9	6.2%	$(202.9)	(94.0)%

Diluted earnings per share	$0.44		$6.23		$(5.79)	(92.9)%
Diluted weighted average shares outstanding	29.5		35.4		(5.9)	(16.7)%
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided. In addition, percentages may not add in total due to rounding.
NM: Not meaningful.

Net revenues decreased primarily due to product mix and lower unit sales related to market conditions.

Gross profit as a percentage of revenue decreased primarily due to deleverage, higher warranty expense, and operational challenges.

Operating expenses increased primarily due to the goodwill impairment charge associated with the Chris-Craft reporting unit, a full year of Lithionics operations and increased intangible amortization, start-up costs associated with the launch of the Grand Design motorized business, and strategic investments in engineering, digital technology development, and increased data and information technology capabilities, partially offset by lower incentive-based compensation.

The loss on note repurchase recorded in Fiscal 2024 is related to the refinancing of the 2025 Convertible Notes. Refer to Note 9 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K for further information.

Our effective tax rate increased primarily due to the impact of the non-deductible debt inducement loss and non-deductible goodwill impairment over a lower pretax income.

Non-GAAP Reconciliation
The following table reconciles net income to consolidated EBITDA and Adjusted EBITDA for Fiscal 2024 and 2023:

(in millions)	2024	2023
Net income	$13.0	$215.9
Interest expense, net	21.1	20.5
Provision for income taxes	25.4	63.3
Depreciation	35.6	29.2
Amortization	23.0	17.7
EBITDA	118.1	346.6
Acquisition-related costs	1.5	7.5
Litigation reserves	—	(0.4)
Change in fair value of note receivable and other investments	6.0	—
Contingent consideration fair value adjustment	1.1	0.6
Goodwill impairment (Note 7)	30.3	—
Loss on note repurchase (Note 9)	32.7	—
Non-operating loss	0.9	0.4
Adjusted EBITDA	$190.6	$354.7

Reportable Segment Performance Summary
Towable RV
The following is an analysis of key changes in our Towable RV segment for Fiscal 2024 and 2023:

(in millions, except ASP and units)	2024	% of Revenues (1)	2023	% of Revenues (1)	$ Change(1)	% Change(1)
Net revenues	$1,318.8		$1,415.3		$(96.5)	(6.8)%
Adjusted EBITDA	122.4	9.3%	172.1	12.2%	(49.7)	(28.9)%

Average Selling Price ("ASP")(2)	41,004		45,568		(4,564)	(10.0)%

Unit deliveries	2024	Product Mix(3)	2023	Product Mix(3)	Unit Change	% Change
Travel trailer	21,636	67.5%	21,352	68.8%	284	1.3%
Fifth wheel	10,403	32.5%	9,701	31.2%	702	7.2%
Total Towable RV	32,039	100.0%	31,053	100.0%	986	3.2%

	August 31, 2024	August 26, 2023	Change(1)	% Change(1)
Backlog(4)
Units	4,850	5,111	(261)	(5.1)%
Dollars	$137.1	$208.1	$(71.0)	(34.1)%
Dealer Inventory
Units	15,940	16,744	(804)	(4.8)%
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

Adjusted EBITDA margin decreased primarily due to deleverage, higher warranty expense due to a favorable prior year trend, and operational challenges at the Winnebago branded towable business.

Backlog decreased due to current market conditions and a cautious dealer network as well as reduced order lead times due to production capacity.

Motorhome RV
The following is an analysis of key changes in our Motorhome RV segment for Fiscal 2024 and 2023:

(in millions, except ASP and units)	2024	% of Revenues(1)	2023	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$1,279.8		$1,560.1		$(280.4)	(18.0)%
Adjusted EBITDA	73.7	5.8%	142.0	9.1%	(68.3)	(48.1)%

ASP(2)	191,844		185,514		6,330	3.4%

Unit deliveries	2024	Product Mix(3)	2023	Product Mix(3)	Unit Change	% Change
Class A	1,625	24.0%	2,142	25.5%	(517)	(24.1)%
Class B	2,278	33.7%	3,845	45.8%	(1,567)	(40.8)%
Class C	2,854	42.2%	2,407	28.7%	447	18.6%
Total Motorhome RV	6,757	100.0%	8,394	100.0%	(1,637)	(19.5)%

	August 31, 2024	August 26, 2023	Change(1)	% Change(1)
Backlog(4)
Units	897	3,828	(2,931)	(76.6)%
Dollars	$234.4	$688.6	$(454.1)	(66.0)%
Dealer Inventory
Units	3,933	4,068	(135)	(3.3)%
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

Adjusted EBITDA margin decreased due to deleverage, higher warranty expense, and operational challenges, partially offset by cost containment efforts.

Backlog decreased due to current market conditions and a cautious dealer network.

Marine
The following is an analysis of key changes in our Marine segment for Fiscal 2024 and 2023:

(in millions, except ASP and units)	2024	% of Revenues(1)	2023	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$325.5		$469.7		$(144.2)	(30.7)%
Adjusted EBITDA	25.6	7.9%	60.5	12.9%	(34.8)	(57.6)%

ASP(2)	80,641		83,060		(2,419)	(2.9)%

Unit deliveries	2024	2023	Unit Change	% Change
Boats	4,149	5,714	(1,565)	(27.4)%

	August 31, 2024	August 26, 2023	Change(1)	% Change(1)
Backlog(3)
Units	3,403	2,545	858	33.7%
Dollars	$260.0	$194.7	$65.2	33.5%
Dealer Inventory(4)
Units	2,564	3,376	(812)	(24.1)%
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
Net revenues decreased primarily due to a decline in unit volume related to market conditions, and product mix.

Adjusted EBITDA margin decreased due to deleverage, partially offset by lower incentive-based compensation and cost containment efforts.

Backlog increased primarily driven by the improvement in inventory position with dealers and continued market share growth.

Analysis of Financial Condition, Liquidity, and Capital Resources

Cash Flows
The following table summarizes our cash flows from total operations for Fiscal 2024 and 2023:

(in millions)	2024	2023
Total cash provided by (used in):
Operating activities	$143.9	$294.5
Investing activities	(45.9)	(170.0)
Financing activities	(77.0)	(96.8)
Net increase in cash and cash equivalents	$21.0	$27.7

Operating Activities
During Fiscal 2024, cash provided by operating activities was $143.9 million compared to $294.5 million in Fiscal 2023. The decrease in operating cash flow is primarily driven by lower profitability adjusted for non-cash items, an increase in accounts receivable due to timing of invoicing and collections, and changes in inventory levels due to market conditions, partially offset by favorable changes in accounts payable balances and timing of payments.

Investing Activities
Cash used in investing activities decreased compared to prior year, primarily due to our acquisition of Lithionics during the third quarter of Fiscal 2023 and elevated capital expenditures in Fiscal 2023 to support operational expansion and organic growth.

Financing Activities
Cash used in financing activities decreased compared to prior year, primarily due to $39.1 million of net cash proceeds related to the debt refinancing, partially offset by higher share repurchases compared to prior year.

Debt and Capital
We maintain a $350.0 million asset-based revolving credit facility ("ABL Credit Facility") with a maturity date of July 15, 2027 subject to certain factors which may accelerate the maturity date. As of August 31, 2024, we had no borrowings against the ABL Credit Facility and $330.9 million in cash and cash equivalents. Our cash and cash equivalent balances consist of high quality, short-term money market instruments.

On January 23, 2024, we issued $350.0 million in aggregate principal amount of 3.25% unsecured convertible senior notes due 2030 ("2030 Convertible Notes").

On July 8, 2020, we closed our private offering (the “Senior Secured Notes Offering”) of $300.0 million aggregate principal amount of 6.25% Senior Secured Notes due 2028 (the “Senior Secured Notes”).

On November 1, 2019, we issued $300.0 million in aggregate principal amount of 1.5% unsecured Convertible Senior Notes due 2025 (“2025 Convertible Notes”). On January 18, 2024, we entered into privately negotiated transactions (the "2025 Convertible Note Repurchases") with certain holders of the 2025 Convertible Notes to repurchase $240.7 million aggregate principal amount of the 2025 Convertible Notes using proceeds received from the 2030 Convertible Notes.

As of August 31, 2024, we had $59.1 million of debt maturing in the next twelve months that is classified as current on our Consolidated Balance Sheets.

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

Working Capital
Working capital as of August 31, 2024 and August 26, 2023 was $584.0 million and $600.7 million, respectively. We currently expect cash on hand, funds generated from operations, and the borrowing available under our ABL Credit Facility to be sufficient to cover both short-term and long-term operating requirements.

Capital Expenditures
We anticipate capital expenditures in Fiscal 2025 of approximately $50.0 million to $60.0 million. We will continue to support organic growth through facility improvements to benefit a safer operating environment, operational improvements, and investments in software and our digital capabilities. We believe cash on hand, funds generated from operations, and the borrowing capacity available under our ABL Credit Facility and other debt instruments will be sufficient to support our capital expenditures for the foreseeable future.
Share Repurchases and Dividends
We repurchase our common stock and pay dividends pursuant to programs approved by our Board of Directors. Our long-term capital allocation strategy is to first fund operations and investments in growth, maintain reasonable liquidity, maintain a leverage ratio that reflects a prudent capital structure in light of the cyclical industries we compete in, and then return excess cash over time to shareholders through dividends and share repurchases. Refer to Item 5 of Part II of this Annual Report on Form 10-K for discussion about our share repurchase program and dividend declared on August 15, 2024.

Cash Requirements
Our cash requirements within the next twelve months include accounts payable, current maturities of long-term debt, accrued expenses, purchase commitments and other current liabilities.

Our cash requirements greater than twelve months from various contractual obligations and commitments include:

Debt Obligations and Interest Payments
Refer to Note 9 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K for information regarding our debt and the timing of expected future principal and interest payments. Interest payments are based on fixed interest rates for the 2030 Convertible Notes, the 2025 Convertible Notes, and the Senior Secured Notes.

Operating and Finance Leases
Refer to Note 10 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K for information regarding our lease obligations and the timing of expected future payments.

Deferred Compensation Obligations
Refer to Note 11 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K for information regarding our deferred compensation plans. We expect to pay $1.7 million in the next 12 months and $6.6 million beyond 12 months.

Contracted Services
Contracted services include agreements with third-party service providers primarily for software, payroll services, and equipment maintenance services for periods up to Fiscal 2028. We expect to pay approximately $22.6 million in the next 12 months and approximately $19.6 million beyond 12 months.

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

•Quantitative test - Used to calculate the fair value of goodwill or the indefinite-lived trade name. If the carrying value of the reporting unit or indefinite-lived trade name exceeds the fair value, the impairment is calculated as the difference between the carrying value and fair value. Our goodwill fair value model uses a blend of the income (discounted future cash flow) and market (guideline public company) approaches, which includes the use of significant unobservable inputs (Level 3 inputs). Our indefinite-lived trade name fair value model uses the income (relief-from-royalty) approach, which includes the use of significant unobservable inputs (Level 3 inputs). During these valuations, we make significant estimates, assumptions, and judgments, including current and projected future levels of income based on management’s plans, business trends, market and economic conditions, and market-participant considerations. Actual results may differ from assumed and estimated amounts, which could result in future impairment losses.

During the fourth quarter of Fiscal 2024, we completed our annual assessment of indefinite-lived intangible assets and determined that the carrying value of the Chris-Craft reporting unit exceeded its fair value, resulting in a $30.3 million impairment charge, which represents the full goodwill balance attributable to the reporting unit. Comparatively, no impairments were recorded in Fiscal 2023 and Fiscal 2022.

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

A significant increase in dealership labor rates, the cost of parts, or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize. A hypothetical change of a 10% increase or decrease in our warranty liability as of August 31, 2024 would not have a material effect on our net income.

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

Interest Rate Risk
The ABL Credit Facility is our only floating rate debt instrument, which remains undrawn as of August 31, 2024.

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
Based on its assessment, management has concluded that the Company's internal control over financial reporting was effective as of August 31, 2024.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's financial statements included in this Annual Report on Form 10-K, has issued a report included herein, which expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Michael J. Happe	/s/ Bryan L. Hughes
Michael J. Happe	Bryan L. Hughes
President, Chief Executive Officer	Senior Vice President, Chief Financial Officer

October 23, 2024	October 23, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Winnebago Industries, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Winnebago Industries, Inc. and subsidiaries (the "Company") as of August 31, 2024, and August 26, 2023, the related consolidated statements of income, changes in shareholders' equity, and cash flows, for each of the three years in the period ended August 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2024, and August 26, 2023, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 23, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Intangible Assets – Chris-Craft Trade Name – Refer to Notes 1 and 7 to the Financial Statements
Critical Audit Matter Description
The Company tests indefinite-lived trade names for impairment annually in the fourth quarter and more frequently if events occur or circumstances change that would indicate the carrying amounts may be impaired. The Company’s quantitative evaluation of trade names for impairment involves the comparison of the fair value of each indefinite-lived intangible asset to its carrying value. The Company uses the relief-from-royalty method to determine the trade name’s fair value, which requires management to make significant estimates and assumptions related to forecasts of future revenues and the selection of the royalty rate. Changes in the assumptions can have a significant impact on both the fair value of the reporting unit and the amount of any impairment charge.

The trade name balance was $352.3 million as of August 31, 2024, of which $29.3 million was related to Chris-Craft. The estimated fair value of the Chris-Craft trade name exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.

Given the significant judgments made by management to estimate the fair value of the Chris-Craft trade name, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of future revenues as well as the selection of the royalty rate required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future revenues and the selection of the royalty rate for the Chris-Craft trade name included the following, among others:
•We tested the effectiveness of controls over management’s trade name impairment evaluation, including those over the determination of fair value, such as controls related to management’s development of forecasts of future revenues and the selection of the royalty rate.
•We evaluated management’s ability to accurately forecast future revenues and operating margins by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in Company press releases as well as in analyst and industry reports of the Company and companies in its peer group.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and the royalty rate selected by:
•Testing the underlying source information and mathematical accuracy of the calculations.
•Developing a range of comparable royalty transactions and comparing those to the royalty rate selected by management.
•We evaluated the impact of changes in management’s forecasts from the annual measurement date to August 31, 2024.

Product Warranties – Grand Design – Refer to Note 8 to the financial statements
Critical Audit Matter Description
The Company provides certain service and warranty on its products. Estimated costs related to product warranty are accrued based upon historical warranty claims and unit sales history. Estimates are adjusted as needed to reflect actual costs incurred as information becomes available. Grand Design RV, LLC (“Grand Design”) was founded in 2013 and acquired by the Company in November 2016 and makes up the majority of the Company’s product warranty accrual as of August 31, 2024.

We identified the product warranties for Grand Design as a critical audit matter because of the significant judgments made by management to estimate costs related to product warranties at the time of sale. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s estimates of future warranty claims based on historical claims experience.

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
•We assessed management’s methodology and detail tested the warranty accrual by evaluating the inputs and assumptions utilized in the calculation.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
October 23, 2024

We have served as the Company's auditor since fiscal 1986.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Winnebago Industries, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Winnebago Industries, Inc. and subsidiaries (the “Company”) as of August 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended August 31, 2024, of the Company and our report dated October 23, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
October 23, 2024

Winnebago Industries, Inc.
Consolidated Statements of Income
(in millions, except per share data)

For the fiscal year ended	August 31, 2024	August 26, 2023	August 27, 2022
Net revenues	$2,973.5	$3,490.7	$4,957.7
Cost of goods sold	2,540.0	2,904.6	4,028.4
Gross profit	433.5	586.1	929.3
Selling, general, and administrative expenses	280.0	267.7	316.4
Amortization	23.0	17.7	29.4
Goodwill impairment (Note 7)	30.3	—	—
Total operating expenses	333.3	285.4	345.8
Operating income	100.2	300.7	583.5
Interest expense, net	21.1	20.5	41.3
Loss on note repurchase (Note 9)	32.7	—	—
Non-operating loss	8.0	1.0	27.5
Income before income taxes	38.4	279.2	514.7
Provision for income taxes	25.4	63.3	124.1
Net income	$13.0	$215.9	$390.6

Earnings per common share:
Basic	$0.44	$7.12	$12.03
Diluted	$0.44	$6.23	$11.84

Weighted average common shares outstanding:
Basic	29.2	30.3	32.5
Diluted	29.5	35.4	33.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Balance Sheets
(in millions, except per share data)

	August 31, 2024	August 26, 2023
Assets
Current assets
Cash and cash equivalents	$330.9	$309.9
Receivables, less allowance for credit losses ($0.2 and $0.4, respectively)	183.5	178.5
Inventories, net	438.7	470.6
Prepaid expenses and other current assets	35.6	37.7
Total current assets	988.7	996.7
Property, plant, and equipment, net	338.9	327.3
Goodwill	484.2	514.5
Other intangible assets, net	479.0	502.0
Investment in life insurance	29.6	29.3
Operating lease assets	46.6	42.6
Other long-term assets	17.2	20.0
Total assets	$2,384.2	$2,432.4

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$144.7	$146.9
Current maturities of long-term debt, net	59.1	—
Accrued expenses:
Accrued compensation	35.9	35.9
Product warranties	78.9	97.8
Self-insurance	20.2	23.3
Promotional	30.4	29.9
Accrued interest and dividends	14.6	13.7
Other current liabilities	20.9	48.5
Total current liabilities	404.7	396.0
Non-current liabilities
Long-term debt, net	637.1	592.4
Deferred income tax liabilities, net	3.0	11.7
Unrecognized tax benefits	5.4	6.1
Long-term operating lease liabilities	45.6	42.0
Deferred compensation benefits, net of current portion	6.6	7.9
Other long-term liabilities	8.5	8.2
Total liabilities	1,110.9	1,064.3
Contingent liabilities and commitments (Note 12)
Shareholders' equity
Preferred stock, par value $0.01: 10.0 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.50: 120.0 shares authorized; 51.8 shares issued	25.9	25.9
Additional paid-in capital	194.2	197.7
Retained earnings	1,723.3	1,747.8
Accumulated other comprehensive loss	(0.4)	(0.4)
Treasury stock, at cost: 23.0 and 22.0 shares, respectively	(669.7)	(602.9)
Total shareholders' equity	1,273.3	1,368.1
Total liabilities and shareholders' equity	$2,384.2	$2,432.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Cash Flows
(in millions)

For the fiscal year ended	August 31, 2024	August 26, 2023	August 27, 2022
Operating Activities
Net income	$13.0	$215.9	$390.6
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	35.6	29.2	24.2
Amortization	23.0	17.7	29.4
Non-cash interest expense, net	—	—	15.1
Amortization of debt issuance costs	3.2	3.1	2.5
Last in, first-out ("LIFO") expense	4.2	0.5	8.4
Stock-based compensation	14.6	10.9	17.1
Deferred income taxes	8.1	16.3	(6.7)
Deferred compensation expense	0.9	0.7	0.5
Goodwill impairment (Note 7)	30.3	—	—
Loss on note repurchase (Note 9)	32.7	—	—
Contingent consideration fair value adjustment	1.1	0.6	29.4
Payments of earnout liability above acquisition-date fair value	(14.7)	(13.3)	—
Other, net	5.4	0.8	1.9
Change in operating assets and liabilities, net of assets and liabilities acquired
Receivables, net	(5.2)	76.7	1.9
Inventories, net	27.2	63.8	(171.3)
Prepaid expenses and other assets	1.7	9.7	1.2
Accounts payable	(3.9)	(67.5)	27.2
Income taxes and unrecognized tax benefits	5.0	(8.9)	(7.4)
Accrued expenses and other liabilities	(38.3)	(61.7)	36.6
Net cash provided by operating activities	143.9	294.5	400.6

Investing activities
Purchases of property, plant, and equipment	(45.0)	(83.2)	(88.0)
Acquisition of business, net of cash acquired	—	(87.5)	(228.2)
Proceeds from the sale of property, plant, and equipment	0.4	0.4	0.2
Other, net	(1.3)	0.3	0.3
Net cash used in investing activities	(45.9)	(170.0)	(315.7)

Financing activities
Borrowings on long-term debt	2,652.2	3,718.0	4,735.6
Repayments on long-term debt	(2,596.0)	(3,718.0)	(4,735.6)
Payments for convertible note bond hedge	(68.7)	—	—
Proceeds from issuance of convertible note warrant	31.3	—	—
Proceeds from partial unwind of convertible note bond hedge	55.8	—	—
Payments for partial unwind of convertible note warrant	(25.3)	—	—
Payments of cash dividends	(36.8)	(33.2)	(23.8)
Payments for repurchases of common stock	(74.5)	(55.1)	(214.3)
Payments of debt issuance costs	(10.4)	—	(1.2)
Payments of earnout liability up to acquisition-date fair value	(5.8)	(8.7)	—
Other, net	1.2	0.2	2.0
Net cash used in financing activities	(77.0)	(96.8)	(237.3)

Net increase/(decrease) in cash and cash equivalents	21.0	27.7	(152.4)
Cash and cash equivalents at beginning of period	309.9	282.2	434.6
Cash and cash equivalents at end of period	$330.9	$309.9	$282.2

Supplemental Disclosures
Income taxes paid, net	$14.4	$57.8	$139.7
Interest paid	29.0	24.2	23.8

Non-cash investing and financing activities
Issuance of common stock for acquisition of business	$—	$—	$22.0
Issuance of common stock for settlement of earnout liability	—	—	13.2
Capital expenditures in accounts payable	4.6	3.0	6.8
Dividends declared not yet paid	10.9	10.2	8.8
Increase in lease assets in exchange for lease liabilities:
Operating leases	9.8	5.6	17.2
Financing leases	1.8	2.4	2.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(in millions, except per share data)

	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balances at August 28, 2021	51.8	$25.9	$218.5	$1,173.0	$(0.5)	(18.7)	$(360.0)	$1,056.9
Stock-based compensation	—	—	17.1	—	—	—	—	17.1
Issuance of stock for employee benefit and stock-based awards, net	—	—	(2.5)	—	—	0.2	5.4	2.9
Issuance of stock for acquisition	—	—	14.7	—	—	0.4	7.3	22.0
Issuance of stock for settlement of earnout liability	—	—	7.8	—	—	0.2	5.4	13.2
Repurchase of common stock	—	—	—	—	—	(3.6)	(214.3)	(214.3)
Common stock dividends declared; $0.81 per share	—	—	—	(26.2)	—	—	—	(26.2)
Other	—	—	0.7	0.1	—	—	—	0.8
Net income	—	—	—	390.6	—	—	—	390.6
Balances at August 27, 2022	51.8	$25.9	$256.3	$1,537.5	$(0.5)	(21.5)	$(556.2)	$1,263.0
Adoption of Accounting Standards Update ("ASU") 2020-06	—	—	(62.0)	29.0	—	—	—	(33.0)
Stock-based compensation	—	—	10.9	—	—	—	—	10.9
Issuance of stock for employee benefit and stock-based awards, net	—	—	(7.2)	—	—	0.4	8.4	1.2
Repurchase of common stock	—	—	(0.3)	—	—	(0.9)	(55.1)	(55.4)
Common stock dividends declared; $1.12 per share	—	—	—	(34.6)	—	—	—	(34.6)
Other comprehensive income	—	—	—	—	0.1	—	—	0.1
Net income	—	—	—	215.9	—	—	—	215.9
Balances at August 26, 2023	51.8	$25.9	$197.7	$1,747.8	$(0.4)	(22.0)	$(602.9)	$1,368.1
Partial repurchase of convertible notes	—	—	(22.2)	—	—	—	—	(22.2)
Partial unwind of convertible note bond hedge	—	—	55.8	—	—	—	—	55.8
Partial unwind of convertible note warrant	—	—	(25.3)	—	—	—	—	(25.3)
Convertible note bond hedge purchase, net of tax of $16.8	—	—	(51.9)	—	—	—	—	(51.9)
Issuance of convertible note warrant	—	—	31.3	—	—	—	—	31.3
Stock-based compensation	—	—	14.5	—	—	—	0.1	14.6
Issuance of stock for employee benefit and stock-based awards, net	—	—	(5.1)	—	—	0.3	7.6	2.5
Repurchase of common stock	—	—	(0.6)	—	—	(1.3)	(74.5)	(75.1)
Common stock dividends declared; $1.27 per share	—	—	—	(37.5)	—	—	—	(37.5)
Net income	—	—	—	13.0	—	—	—	13.0
Balances at August 31, 2024	51.8	$25.9	$194.2	$1,723.3	$(0.4)	(23.0)	$(669.7)	$1,273.3

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

Fiscal Period
We have a 5-4-4 quarterly accounting cycle with the fiscal year ending on the last Saturday in August. All references to Fiscal 2024 refer to the 53-week period ended August 31, 2024. Fiscal 2023 refers to the 52-week period ended August 26, 2023 and Fiscal 2022 refers to the 52-week period ended August 27, 2022.

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

We record an allowance using a model to reduce receivables by the expected credit loss and consider factors such as financial condition of the dealer, specific collection issues, current and expected economic conditions, and other factors that may impact our ability to collect. If there is a deterioration of a dealer's financial condition, if we become aware of additional information related to credit worthiness, or if future actual default rates on receivables differ from those currently anticipated, we may adjust the allowance for credit losses, which would affect earnings in the period the adjustments are made.

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

Property and Equipment
Depreciation of property and equipment is computed using the straight-line method on the cost of the assets, less allowance for salvage value where appropriate, at rates based upon their estimated service lives as follows:

Asset Class	Asset Life
Buildings and improvements	8-30 years
Machinery and equipment	3-10 years
Software	3-10 years
Transportation equipment	5-6 years

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

During the fourth quarter of Fiscal 2024, we completed our annual goodwill impairment testing. We elected to rely on a qualitative assessment for the Grand Design, Barletta, and Lithionics reporting units, and performed a quantitative analysis for the Chris-Craft and Newmar reporting units. The results of our goodwill impairment testing indicated that the carrying value of the Chris-Craft reporting unit exceeded its fair value, resulting in a $30.3 million impairment charge, which represents the full goodwill balance attributable to the reporting unit. No impairment was identified for the fiscal years ended August 26, 2023 or August 27, 2022. For further information regarding the Fiscal 2024 impairment charge, refer to Note 7 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K.

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

During the fourth quarter of Fiscal 2024, we completed the annual impairment testing for indefinite-lived intangible assets. We elected to rely on a qualitative assessment for the Grand Design, and Barletta trade names, and performed a quantitative analysis for the Chris-Craft and Newmar trade names. No impairment was identified for the fiscal years ended August 31, 2024, August 26, 2023, or August 27, 2022.

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

No impairment loss of any long-lived asset was identified for the fiscal years ended August 31, 2024, August 26, 2023, or August 27, 2022.

Self-Insurance
Generally, we self-insure a portion of health insurance, product liability claims, and workers' compensation. We maintain insurance programs subject to applicable deductibles or retentions. Under these plans, liabilities are recognized for claims incurred, including those incurred but not reported. We use third-party administrators and actuaries who use historical claims experience and various state statutes to assist in the determination of the accrued liability balance. We review the valuations provided by the third-party administrators and actuaries to determine the adequacy of the reserves. Any material change in the aforementioned factors could have an adverse impact on operating results. Balances are included within self-insurance (accrued expenses) on the Consolidated Balance Sheets.

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

Revenue Recognition
Our primary source of revenue is generated through the sale of non-motorized towable RV units, motorhome RV units, and marine units to our independent dealer network (customers). Unit revenue is recognized at a point-in-time when the performance obligation is satisfied and control of the promised goods or services is transferred to the customer, which occurs when the unit is shipped to or picked-up from the manufacturing facilities by the customer. Control refers to the ability of the customer to direct the use of, and obtain substantially all of, the remaining benefits from the goods or services. We recognize revenue based on an amount that reflects the transaction price consideration that we expect to receive in exchange for those goods or services. Our transaction price consideration is fixed, unless otherwise disclosed as variable consideration. The amount of consideration received and recorded to revenue can vary with changes in marketing incentives and discounts offered to customers. These marketing incentives and discounts are considered variable consideration. We adjust the estimate of revenue at the earlier of when the most likely amount of consideration expected to be received changes or when the consideration becomes fixed. Our payment terms are typically before or on delivery, and do not include a significant financing component.

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

Advertising
Advertising costs, which consist primarily of trade shows and online content, were $21.9 million, $21.3 million, and $23.3 million in Fiscal 2024, 2023, and 2022, respectively. Advertising costs are included in selling, general, and administrative expenses and are expensed as incurred on the Consolidated Statements of Income.

Comprehensive Income
Comprehensive income represents the change in stockholders’ equity from transactions and other events and circumstances from sources other than shareholders. The difference between comprehensive income and net income was not material for the fiscal years ended August 31, 2024, August 26, 2023, and August 27, 2022.

Subsequent Events
In preparing the accompanying consolidated financial statements, we have evaluated subsequent events for potential recognition and disclosure through the date of this filing noting no material subsequent events.

Recently Adopted Accounting Pronouncements
We did not adopt any new accounting standards during the fiscal year ended August 31, 2024 that had a material impact on our consolidated results of operations, financial position or cash flows.

Recently Issued Accounting Pronouncements
In March 2024, the SEC adopted a final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. The new rule will require disclosure of greenhouse gas emissions, including Scope 1 and Scope 2 emissions; climate-related risks, governance, and oversight; and the financial impacts of severe weather events and other natural conditions, subject to certain materiality thresholds. These disclosures are required to be phased into our annual reporting beginning in Fiscal 2026. However, in April 2024, the SEC stayed the implementation of this rule pending the outcome of legal challenges. We continue to monitor developments and evaluate the impact of adoption on our Consolidated Financial Statements and related disclosures.

In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires expanded disclosures primarily related to the effective tax rate reconciliation and income taxes paid. The new guidance is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of the standard on our consolidated financial statements and related disclosures. We will adopt the standard in our Annual Report on Form 10-K for our fiscal year ended August 29, 2026 and annual filings thereafter.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires incremental disclosures about significant segment expenses regularly provided to the Chief Operating Decision Maker. The new guidance is effective for annual reporting periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating the impact of the standard on our consolidated financial statements and related disclosures. We will adopt the standard in our Annual Report on Form 10-K for our fiscal year ended August 30, 2025 and filings thereafter.

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

We acquired Barletta for a purchase price of $286.3 million, including cash payments of $240.1 million, $25.0 million in common stock issued to the sellers (subject to a discount noted below), and contingent consideration from earnout provisions. The common stock fair value included in the purchase price reflects a 12% discount, due to the lack of marketability as these are unregistered shares that have a one-year lockup restriction, which reduced the value of the common stock to $22.0 million. The contingent consideration includes both a potential stock payout as well as a potential cash payment based on achievement of certain financial performance metrics. In the third quarter of Fiscal 2024, we paid $20.5 million to settle the remaining earnout obligations associated with calendar year 2023. Comparatively, in the third quarter of Fiscal 2023, we paid $22.0 million to settle earnout obligations associated with calendar year 2022. In the third quarter of Fiscal 2022, we issued 0.2 million shares of common stock to settle earnout obligations associated with calendar year 2021.

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

We monitor and evaluate operating performance of our reportable segments based on Adjusted EBITDA. EBITDA is defined as net income before interest expense, provision for income taxes, and depreciation and amortization expense. Adjusted EBITDA is defined as net income before interest expense, provision for income taxes, depreciation and amortization expense, and other pretax adjustments made in order to present comparable results period over period. Examples of items excluded from Adjusted EBITDA include acquisition-related costs, litigation reserves, change in fair value of note receivable and other investments, contingent consideration fair value adjustment, goodwill impairment, loss on note repurchase, and non-operating income or loss.

Financial information by reportable segment is as follows:

(in millions)	2024	2023	2022
Net Revenues
Towable RV	$1,318.8	$1,415.3	$2,597.4
Motorhome RV	1,279.8	1,560.1	1,911.2
Marine	325.5	469.7	425.3
Corporate / All Other	49.4	45.6	23.8
Consolidated	$2,973.5	$3,490.7	$4,957.7

Adjusted EBITDA
Towable RV	$122.4	$172.1	$383.6
Motorhome RV	73.7	142.0	238.0
Marine	25.6	60.5	60.8
Corporate / All Other	(31.1)	(19.9)	(33.5)
Consolidated	$190.6	$354.7	$648.9

Capital Expenditures
Towable RV	$6.3	$25.6	$45.7
Motorhome RV	22.6	31.1	22.3
Marine	5.7	19.1	16.4
Corporate / All Other	10.4	7.4	3.6
Consolidated	$45.0	$83.2	$88.0

(in millions)	August 31, 2024	August 26, 2023
Total Assets
Towable RV	$719.0	$751.2
Motorhome RV	788.0	802.2
Marine	377.8	426.9
Corporate / All Other	499.4	452.1
Consolidated	$2,384.2	$2,432.4

Reconciliation of net income to consolidated Adjusted EBITDA is as follows:

(in millions)	2024	2023	2022
Net income	$13.0	$215.9	$390.6
Interest expense, net	21.1	20.5	41.3
Provision for income taxes	25.4	63.3	124.1
Depreciation	35.6	29.2	24.2
Amortization	23.0	17.7	29.4
EBITDA	118.1	346.6	609.6
Acquisition-related costs	1.5	7.5	5.2
Litigation reserves	—	(0.4)	6.6
Change in fair value of note receivable and other investments	6.0	—	—
Contingent consideration fair value adjustment	1.1	0.6	29.4
Goodwill impairment (Note 7)	30.3	—	—
Loss on note repurchase (Note 9)	32.7	—	—
Non-operating loss (income)	0.9	0.4	(1.9)
Adjusted EBITDA	$190.6	$354.7	$648.9

Net revenues by geography are as follows:

(in millions)	2024	2023	2022
United States	$2,775.1	$3,346.6	$4,618.1
International	198.4	144.1	339.6
Net revenues	$2,973.5	$3,490.7	$4,957.7

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

	Fair Value at	Fair Value Hierarchy
(in millions)	August 31, 2024	Level 1	Level 2	Level 3
Assets that fund deferred compensation:
Domestic equity funds	$2.1	$2.1	$—	$—
International equity funds	0.1	0.1	—	—
Total assets at fair value	$2.2	$2.2	$—	$—

	Fair Value at	Fair Value Hierarchy
(in millions)	August 26, 2023	Level 1	Level 2	Level 3
Assets that fund deferred compensation:
Domestic equity funds	$1.7	$1.7	$—	$—
International equity funds	0.1	0.1	—	—
Total assets at fair value	$1.8	$1.8	$—	$—

Contingent consideration
Earnout liability	18.4	—	—	18.4
Total liabilities at fair value	$18.4	$—	$—	$18.4

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

The following table provides a reconciliation of the beginning and ending balances of the contingent consideration:

	August 31, 2024	August 26, 2023
Beginning fair value - contingent consideration	$18.4	$39.8
Fair value adjustments	1.1	0.6
Settlements	(20.5)	(22.0)
Other	1.0	—
Ending fair value - contingent consideration	$—	$18.4

As of August 26, 2023, the entire $18.4 million was included in other current liabilities on the Consolidated Balance Sheets.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain non-financial assets are measured at fair value on a nonrecurring basis. These assets primarily include goodwill, intangible assets, property, plant and equipment, and right-of-use lease assets. These assets were originally recognized at amounts equal to the fair value determined at date of acquisition or purchase. If certain triggering events occur, or if an annual impairment test is required, we will evaluate the non-financial asset for impairment. If an impairment has occurred, the asset will be written down to its current estimated fair value. During Fiscal 2024, we recognized a goodwill impairment charge of $30.3 million, representing a full impairment of the goodwill balance associated with the Chris-Craft reporting unit. No other impairments were recorded during Fiscal 2024 and no impairments were recorded during Fiscal 2023 or Fiscal 2022. Refer to Note 7 in the Notes to Consolidated

Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K for more information regarding goodwill and intangible assets.

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

Our debt obligations are recorded at amortized cost but measured at fair value for disclosure purposes. The fair value of our debt was determined using current quoted prices in active markets for our publicly traded debt obligations, which is classified as Level 1 in the fair value hierarchy. See Note 9 in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for information about the fair value of our debt.

Note 5. Inventories

Inventories consist of the following:

(in millions)	August 31, 2024	August 26, 2023
Finished goods	$81.3	$53.0
Work-in-process	171.9	159.9
Raw materials	237.6	305.6
Total	490.8	518.5
Less: Excess of FIFO over LIFO cost	52.1	47.9
Inventories, net	$438.7	$470.6

Inventory valuation methods consist of the following:

(in millions)	August 31, 2024	August 26, 2023
LIFO basis	$264.6	$262.6
FIFO basis	226.2	255.9
Total	$490.8	$518.5

The above value of inventories, before reduction for the LIFO reserve, approximates replacement cost at the respective dates.

Note 6.     Property, Plant, and Equipment

Property, plant, and equipment is stated at cost, net of accumulated depreciation and consists of the following:

(in millions)	August 31, 2024	August 26, 2023
Land	$14.6	$14.6
Buildings and building improvements	279.3	247.3
Machinery and equipment	171.8	159.3
Software	72.0	52.7
Transportation	7.8	7.2
Construction in progress	24.5	49.3
Property, plant, and equipment, gross	570.0	530.4
Less: Accumulated depreciation	231.1	203.1
Property, plant, and equipment, net	$338.9	$327.3

Depreciation expense was $35.6 million, $29.2 million, and $24.2 million for Fiscal 2024, 2023, and 2022, respectively.

Note 7.    Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually during the fourth quarter and more frequently if events or changes in circumstances indicate an impairment may have occurred prior to the annual assessment. During our Fiscal 2024 impairment assessment, we recognized a $30.3 million impairment charge equal to the full carrying value of goodwill associated with the Chris-Craft reporting unit. The decline in fair value of the Chris-Craft reporting unit was driven primarily by a downward revision to forecasted cash flows made during the fourth quarter of Fiscal 2024 as part of our annual long range planning process, and a decline in market capitalization observed from guideline public companies. Projected future cash flows for the Chris-Craft reporting unit have declined compared to prior expectations as a result of sustained macroeconomic challenges impacting consumer demand, such as inflationary pressures and elevated interest rates, and the current uncertainty regarding timing and degree of economic recovery. All other intangible asset fair values were determined to be in excess of the carrying values as of August 31, 2024, and no impairments were recorded during Fiscal 2023 or Fiscal 2022.

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

The changes in the carrying value of goodwill by reportable segment for Fiscal 2024, 2023, and 2022 are as follows:

(in millions)	Towable RV	Motorhome RV	Marine	Corporate / All Other	Total
Balances at August 27, 2022	$244.7	$73.1	$166.4	$—	$484.2
Acquisition of Lithionics(1)	—	—	—	30.3	30.3
Balances at August 26, 2023	$244.7	$73.1	$166.4	$30.3	$514.5
Impairment	—	—	(30.3)	—	(30.3)
Balances at August 31, 2024	$244.7	$73.1	$136.1	$30.3	$484.2
(1)     The change in Corporate / All Other activity is related to the acquisition of Lithionics that occurred on April 28, 2023. See Note 2 in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

Other intangible assets, net of accumulated amortization, consist of the following:

	August 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Indefinite-lived trade names	$352.3	$—	$352.3
Finite-lived trade name	4.1	0.8	3.3
Dealer networks/customer relationships	183.6	91.5	92.1
Backlog	43.6	43.2	0.4
Developed technology	38.3	7.4	30.9
Non-compete agreements	6.6	6.6	—
Other intangible assets	$628.5	$149.5	$479.0

	August 26, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Indefinite-lived trade names	$352.3	$—	$352.3
Finite-lived trade name	4.1	0.2	3.9
Dealer networks/customer relationships	183.6	75.6	108.0
Backlog	43.6	42.5	1.1
Developed technology	38.3	1.8	36.5
Non-compete agreements	6.6	6.4	0.2
Other intangible assets	$628.5	$126.5	$502.0

The weighted average remaining amortization period for finite-lived intangible assets as of August 31, 2024 was approximately six years.

Estimated future amortization expense related to finite-lived intangible assets is as follows:

(in millions)	Amortization
Fiscal 2025	$22.1
Fiscal 2026	21.7
Fiscal 2027	21.7
Fiscal 2028	21.4
Fiscal 2029	15.5
Thereafter	24.3
Total amortization expense remaining	$126.7

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

Changes in the product warranty liability are as follows:

(in millions)	2024	2023	2022
Balance at beginning of year	$97.8	$127.9	$91.2
Business acquisitions(1)	—	1.4	4.7
Provision	83.0	67.1	119.2
Claims paid	(101.9)	(98.6)	(87.2)
Balance at end of year	$78.9	$97.8	$127.9
(1)    Refer to Note 2 in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for more information on the acquisition of Lithionics on April 28, 2023 and the acquisition of Barletta on August 31, 2021.

Note 9. Debt

The following table summarizes our outstanding debt:

(in millions)	August 31, 2024	August 26, 2023
ABL Credit Facility	$—	$—
Senior Secured Notes	300.0	300.0
2030 Convertible Notes	350.0	—
2025 Convertible Notes	59.3	300.0
Total debt, gross	709.3	600.0
Unamortized debt issuance cost, net	(13.1)	(7.6)
Current maturities of long-term debt, net	(59.1)	—
Long-term debt, net	$637.1	$592.4
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

The initial conversion rate of the 2030 Convertible Notes was 11.3724 shares of common stock per $1,000 principal amount of 2030 Convertible Notes, which is equal to an initial conversion price of approximately $87.93 per share. The conversion rate is subject to adjustment upon the occurrence of events specified in the Indenture to the 2030 Convertible Notes but will not be adjusted for accrued and unpaid interest on any 2030 Convertible Note being converted. In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture to the 2030 Convertible Notes) during the make-whole fundamental change conversion period (as defined in the Indenture to the 2030 Convertible Notes), we will, in certain circumstances, increase the conversion rate by the number of additional shares described in the Indenture to the 2030 Convertible Notes for a holder that elects to convert such holder’s 2030 Convertible Notes in connection with such make-whole fundamental change. As of August 31, 2024, there have been no changes to the initial conversion rate.

Prior to the close of business on the business day immediately preceding July 15, 2029, the 2030 Convertible Notes will be convertible only under the following circumstances:
1.during any calendar quarter commencing after the calendar quarter ended on March 31, 2024 (and only during such calendar quarter), if the last reported sale price (as defined in the Indenture to the 2030 Convertible Notes) per share of the common stock is more than 130% of the applicable conversion price (as defined in the Indenture to the 2030 Convertible Notes) on each applicable trading day for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
2.during the five consecutive business day period immediately after any five consecutive trading day period (the "measurement period to the 2030 Convertible Notes") in which the trading price (as defined in the Indenture to the 2030 Convertible Notes) per $1,000 principal amount of 2030 Convertible Notes for each trading day of the measurement period to the 2030 Convertible Notes was less than 98% of the product of the last reported sale price per share of the common stock and the conversion rate for the 2030 Convertible Notes on each such trading day;
3.upon the occurrence of certain specified corporate events set forth in the Indenture to the 2030 Convertible Notes; or

4.if we call such 2030 Convertible Notes for redemption (as described below).

The 2030 Convertible Notes will be redeemable, in whole or in part (subject to certain limitations), for cash at our option at any time, and from time to time, on or after January 15, 2028 and on or before the 40th scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of our common stock exceeds 130% of the conversion price for a specified period of time (as set forth in the Indenture to the 2030 Convertible Notes). The redemption price will be equal to the principal amount of the 2030 Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

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

The 2030 Hedge Transactions and the 2030 Warrant Transactions are separate transactions, and in each case, are not part of the terms of the 2030 Convertible Notes and will not affect any holder’s rights under the 2030 Convertible Notes. Holders of the 2030 Convertible Notes will not have any rights with respect to the 2030 Call Spread Transactions.

Accounting Treatment of the 2030 Convertible Notes and Related 2030 Hedge Transactions and 2030 Warrant Transactions
The 2030 Convertible Notes are accounted for as a single liability measured at amortized cost. Interest expense, representing the amortization of the $10.2 million of debt issuance costs as well as the contractual interest expense are amortized using an effective interest rate of 3.8% over the term of the 2030 Convertible Notes. We recorded $7.8 million of interest expense during Fiscal 2024.

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

The conversion rate of the 2025 Convertible Notes may be adjusted in certain circumstances, including in connection with a conversion of the 2025 Convertible Notes made following certain fundamental changes and under other circumstances set forth in the Indenture to the 2025 Convertible Notes. As of August 31, 2024, the conversion rate was 15.9923 shares of common stock per $1,000 principal amount of 2025 Convertible Notes, which is equivalent to a conversion price of approximately $62.53. The difference between the initial conversion rate and the conversion rate as of August 31, 2024 is due to cash dividends that have been declared following the issuance of the 2025 Convertible Notes.

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

On October 29, 2019 and October 30, 2019, in connection with the offering of the 2025 Convertible Notes, we entered into privately negotiated convertible note hedge transactions (collectively, the “2025 Hedge Transactions”) that cover, subject to customary anti-dilution adjustments, the number of shares of our common stock that initially underlie the 2025 Convertible Notes, and are expected generally to reduce the potential dilution and/or offset any cash payments we are required to make in excess of the principal amount due, as the case may be, upon conversion of the 2025 Convertible Notes in the event that the market price of our common stock is greater than the strike price of the 2025 Hedge Transactions, which was initially $63.73 per share (subject to adjustment under the terms of the 2025 Hedge Transactions), corresponding to the initial conversion price of the 2025 Convertible Notes.

On October 29, 2019 and October 30, 2019, we also entered into privately negotiated warrant transactions (collectively, the “2025 Warrant Transactions” and, together with the 2025 Hedge Transactions, the “2025 Call Spread Transactions”), whereby we sold warrants at a higher strike price relating to the same number of shares of our common stock that initially underlie the 2025 Convertible Notes, subject to customary anti-dilution adjustments. The initial strike price of the warrants is $96.20 per share (subject to adjustment under the terms of the 2025 Warrant Transactions), which is 100% above the last reported sale price of our common stock on October 29, 2019. The 2025 Warrant Transactions could have a dilutive effect to our shareholders to the extent that the market price per share of our common stock, as measured under the terms of the 2025 Warrant Transactions, exceeds the applicable strike price of the warrants.

We used $28.6 million of the net proceeds from the issuance of the 2025 Convertible Notes to pay the cost of the 2025 Call Spread Transactions.

The 2025 Hedge Transactions and the 2025 Warrant Transactions are separate transactions, in each case, and are not part of the terms of the 2025 Convertible Notes and will not affect any holder’s rights under the 2025 Convertible Notes. Holders of the 2025 Convertible Notes will not have any rights with respect to the 2025 Call Spread Transactions.

On January 18, 2024, we entered into separate, privately negotiated transactions (the "2025 Convertible Note Repurchases") with certain holders of the 2025 Convertible Notes to repurchase $240.7 million aggregate principal amount of the 2025 Convertible Notes using $293.8 million of the net proceeds received from the 2030 Convertible Notes. In connection with the 2025 Convertible Note Repurchases, we recorded a loss on note repurchase of $32.7 million in the accompanying Consolidated Statements of Income during Fiscal 2024. The loss on note repurchase represents the difference between the fair value of consideration transferred to the holders of the repurchased 2025 Convertible Notes and the conversion value of 2025 Convertible Notes repurchased pursuant to the original conversion terms. Concurrently with the 2025 Convertible Note Repurchases, we entered into agreements to terminate a proportionate amount of the 2025 Call Spread Transactions, which resulted in net proceeds of $30.5 million recorded as equity in the accompanying Consolidated Balance Sheets.

Accounting Treatment of the 2025 Convertible Notes and Related 2025 Hedge Transactions and 2025 Warrant Transactions
The 2025 Convertible Notes are accounted for as a single liability measured at amortized cost. Interest expense, representing the amortization of the remaining debt issuance costs as well as the contractual interest expense are amortized using an effective interest rate of 2.1% over the term of the 2025 Convertible Notes. We recorded interest expense of $3.4 million, $6.3 million and $19.6 million for Fiscal 2024, 2023, and 2022 respectively.

The net after-tax cost incurred in connection with the 2025 Call Spread Transactions was $11.2 million. These transactions are classified as equity and are not remeasured each reporting period.

Fair Value and Future Maturities

The fair value of outstanding debt obligations, gross is as follows:

(in millions)	August 31, 2024	August 26, 2023
ABL Credit Facility	$—	$—
Senior Secured Notes	299.0	291.2
2030 Convertible Notes	344.2	—
2025 Convertible Notes	63.2	349.0
Total debt, gross	$706.4	$640.2

Aggregate contractual maturities of debt in future fiscal years are as follows:

(in millions)	Amount
Fiscal 2025	$59.3
Fiscal 2026	—
Fiscal 2027	—
Fiscal 2028	300.0
Fiscal 2029	—
Thereafter	350.0
Total debt, gross	$709.3

We were in compliance with all of our financial debt covenants as of August 31, 2024.

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

Some of our real estate operating leases require payment of real estate taxes, common area maintenance, and insurance. In addition, some of the leases are subject to annual changes in the consumer price index ("CPI"). These components comprise the majority of our variable lease cost and are excluded from the present value of the lease obligations. Fixed payments may contain predetermined fixed rent escalations. For operating leases, we recognize the related rent expense on a straight-line basis from the commencement date to the end of the lease term.

The supplemental balance sheet information related to our leases is as follows:

(in millions)	Classification	August 31, 2024	August 26, 2023
Assets
Operating leases	Operating lease assets	$46.6	$42.6
Finance leases	Other long-term assets	8.9	8.1
Total lease assets		$55.5	$50.7

Liabilities
Current: Operating leases	Other current liabilities	$6.4	$5.9
Current: Finance leases	Other current liabilities	1.6	1.3
Non-Current: Operating leases	Long-term operating lease liabilities	45.6	42.0
Non-Current: Finance leases	Other long-term liabilities	7.8	7.7
Total lease liabilities		$61.4	$56.9

Operating lease costs incurred are as follows:

(in millions)	Classification	2024	2023	2022
Operating lease expense(1)	Costs of goods sold and SG&A	$11.8	$10.3	$9.6
Finance lease cost:
Depreciation of lease assets	Costs of goods sold and SG&A	1.1	1.0	0.8
Interest on lease liabilities	Interest expense, net	0.6	0.5	0.4
Total lease cost		$13.5	$11.8	$10.8
(1) Operating lease expense includes short-term leases and variable lease payments, which are immaterial.

Our future lease commitments as of August 31, 2024 included the following related party and non-related party leases:

	Operating Leases			Financing Leases
(in millions)	Related Party Amount(1,2)	Non-Related Party Amount	Total	Non-Related Party Amount
Fiscal 2025	$2.2	$7.3	$9.5	$2.1
Fiscal 2026	2.3	7.1	9.4	2.2
Fiscal 2027	2.3	6.9	9.2	2.2
Fiscal 2028	2.3	6.8	9.1	2.4
Fiscal 2029	2.3	6.5	8.8	0.9
Thereafter	5.6	12.9	18.5	1.3
Total future undiscounted lease payments	17.0	47.5	64.5	11.1
Less: Interest	3.5	9.0	12.5	1.7
Total reported lease liabilities	$13.5	$38.5	$52.0	$9.4
(1)    Future lease commitments do not include annual escalators based on the CPI. In the event there are changes to CPI, lease liabilities are not remeasured and instead are treated as variable lease payments and recognized in the period in which the obligation for those payments is incurred.
(2)    Related to a lease agreement between one of our operating segments and a third party, of which one of our Executive Officers holds a 20% ownership interest.

Additional information related to our leases is as follows:

	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5.9	$5.0	$3.7
Operating cash flows from financing leases	0.6	0.5	0.4
Financing cash flows from financing leases	1.4	1.1	0.9
Weighted average remaining lease term:
Operating leases	7.0	7.3	8.1
Finance leases	4.7	5.2	6.0
Weighted average discount rate:
Operating leases	6.4%	6.2%	5.8%
Finance leases	6.5%	6.4%	5.9%

Note 11. Employee and Retiree Benefits

Deferred compensation benefits are as follows:

(in millions)	August 31, 2024	August 26, 2023
Non-qualified deferred compensation	$5.2	$6.7
Supplemental executive retirement plan	0.9	1.2
Executive deferred compensation plan	2.2	1.8
Total deferred compensation benefits	8.3	9.7
Less current portion(1)	1.7	1.8
Deferred compensation benefits, net of current portion	$6.6	$7.9
(1)    Included in accrued compensation on the Consolidated Balance Sheets.

Deferred Compensation Benefits
Non-Qualified Deferred Compensation
We have a non-qualified deferred compensation program which permitted key employees to annually elect to defer a portion of their compensation until their retirement. The plan has been closed to any additional deferrals since January 2001. The retirement benefit to be provided is based upon the amount of compensation deferred and the age of the individual at the time of the contracted deferral. An individual generally vests at age 55 and 5 years of participation under the plan. For deferrals prior to December 1992, vesting occurs at the later of age 55 and 5 years of service from first deferral or 20 years of service. Deferred compensation expense was $0.4 million, $0.5 million, and $0.6 million in Fiscal 2024, 2023, and 2022, respectively.

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

To assist in funding the deferred compensation and SERP liabilities, we have invested in COLI policies. The cash surrender value of these policies is presented in investment in life insurance in the Consolidated Balance Sheets and consists of the following:

(in millions)	August 31, 2024	August 26, 2023
Cash value	$67.4	$68.1
Borrowings	(37.8)	(38.8)
Investment in life insurance	$29.6	$29.3

Executive Deferred Compensation Plan
In December 2006, we adopted the Winnebago Industries, Inc. Executive Deferred Compensation Plan (the "Executive Deferred Compensation Plan"). Under the Executive Deferred Compensation Plan, corporate officers and certain key employees may annually choose to defer up to 50% of their salary and up to 100% of their cash incentive awards. The assets are presented as other long-term assets in the Consolidated Balance Sheets. Such assets on August 31, 2024 and August 26, 2023 were $2.2 million and $1.8 million, respectively.

Profit Sharing Plan
We have a qualified profit sharing and contributory 401(k) plan for eligible employees. The plan provides matching contributions made by Winnebago Industries and discretionary contributions as approved by the Board of Directors. Matching contributions to the plan for Fiscal 2024, 2023, and 2022 were $15.0 million, $13.4 million, and $12.0 million, respectively. No discretionary contributions were approved in Fiscal 2024 or Fiscal 2023. Discretionary contributions of $12.1 million were approved Fiscal 2022.

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

Our repurchase agreements generally provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 24 months, provide that our liability will be the lesser of remaining principal owed by the dealer to the lending institution, or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our liability cannot exceed 100% of the dealer invoice. In certain instances, we also repurchase inventory from dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of recreational vehicles or boats to repurchase current inventory if a dealership exits the business. The total contingent liability on all repurchase agreements was approximately $1,673.7 million and $1,816.7 million as of August 31, 2024 and August 26, 2023, respectively.

Our loss reserve for repurchase commitments contains uncertainties because the calculation requires management to make assumptions and apply judgment regarding a number of factors. Our risk of loss related to these repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period-end reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on these repurchase agreements and our historical loss experience, an associated loss reserve is established which is included in other current liabilities on the Consolidated Balance Sheets. Our repurchase accrual was $1.1 million and $1.3 million as of August 31, 2024 and August 26, 2023, respectively. Repurchase risk is affected by the credit worthiness of our dealer network. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to establish the loss reserve for repurchase commitments.

There was no material activity related to repurchase agreements during Fiscal 2024, 2023, and 2022.

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

Note 13. Revenue Recognition

All operating revenue is generated from contracts with customers. Our primary revenue source is generated through the sale of manufactured towable RV units, motorhome RV units and marine units to our independent dealer network (our customers). The following table disaggregates revenue by reportable segment and product category:

(in millions)	2024	2023	2022
Net Revenues
Towable RV:
Fifth Wheel	$656.6	$715.1	$1,260.9
Travel Trailer	627.5	658.2	1,296.6
Other(1)	34.7	42.0	39.9
Total Towable RV	1,318.8	1,415.3	2,597.4
Motorhome RV:
Class A	545.8	736.0	786.8
Class B	267.7	424.8	718.0
Class C and Other(1)	466.3	399.3	406.4
Total Motorhome RV	1,279.8	1,560.1	1,911.2
Marine	325.5	469.7	425.3
Corporate / All Other(2)	49.4	45.6	23.8
Consolidated	$2,973.5	$3,490.7	$4,957.7
(1)    Relates to parts, accessories, and services.
(2)    Relates to units, parts, accessories, and services associated with Winnebago specialty vehicles. In addition, this activity also includes Lithionics battery sales, including the related systems and accessories, that are sold directly to external customers.

We do not have material contract assets or liabilities.

Concentration of Risk
No single dealer organization accounted for more than 10% of net revenues for Fiscal 2024, 2023, and 2022.

Note 14. Stock-Based Compensation Plans

On December 14, 2023, our shareholders approved the Amended and Restated 2019 Omnibus Incentive Plan (“Restated Plan”) as detailed in our Proxy Statement for the 2023 Annual Meeting of Shareholders. The Restated Plan continues to allow us to grant or issue non-qualified stock options, incentive stock options, share awards, and other equity compensation to key employees and to non-employee directors. The Restated Plan increased the number of shares of our common stock that may be awarded and issued under the Restated Plan by 2.4 million. As of August 31, 2024, 3.8 million shares remain available for future issuance, which will be increased by the number of shares subject to any outstanding awards under the Restated Plan or the 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan (“2014 Plan”) that expire or are forfeited or canceled. Share awards subject to full value awards granted under the Restated Plan will count as two shares against the share reserve. Awards under the 2014 Plan that were outstanding on December 14, 2023 will continue to be subject to the terms of the 2014 Plan, as applicable. Shares remaining available for future awards under the 2014 Plan were not carried over into the Restated Plan.

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

Our Employee Stock Purchase Plan ("ESPP") permits employees to purchase Winnebago Industries, Inc. common stock at a 15% discount from the market price at the end of semi-annual purchase periods and is compensatory. In Fiscal 2024 and 2023, approximately 47,000 shares and 29,000 shares, respectively, were purchased through the ESPP. Plan participants had accumulated $0.5 million for each period ended August 31, 2024 and August 26, 2023 to purchase our common stock pursuant to this plan. As of August 31, 2024, 550,000 shares were authorized for issuance and approximately 353,000 shares remain available for future issuance.

Compensation expense associated with share-based awards is recognized over the requisite service or performance period of the award, unless accelerated by certain retirement eligibility provisions. Forfeitures are recorded when they occur. Total stock-based compensation expense for the past three fiscal years consisted of the following components:

(in millions)	2024	2023	2022
Share awards:
Time-based	$11.6	$9.8	$7.6
Performance-based	0.5	(0.9)	7.4
Stock options	1.4	1.3	1.0
Other(1)	1.1	0.7	1.1
Total stock-based compensation expense	$14.6	$10.9	$17.1
(1)    Includes stock-based compensation expense related to Board of Directors stock award expense and ESPP expense. Directors may elect to defer all or part of their annual retainer into a deferred compensation plan. The plan allows them to defer into either money units or stock units.

Restricted Stock Units - Time-Based
The fair value of time-based restricted stock units is determined based on the closing market price of our stock on the date of grant. A summary of the status of nonvested time-based restricted stock units at August 31, 2024, and changes during Fiscal 2024, is as follows:

	Shares(1)	Weighted Average Fair Value
Outstanding at August 26, 2023	382,761	$56.81
Granted	216,158	$58.79
Vested	(144,778)	$60.35
Forfeited/canceled	(21,005)	$59.40
Outstanding at August 31, 2024	433,136	$56.49
(1)    Number of shares in the above table are shown in whole numbers.

As of August 31, 2024, there was $10.0 million of unrecognized compensation expense related to nonvested time-based restricted stock units that are expected to be recognized over a weighted average period of 0.8 years. The total fair value of restricted stock units vested during Fiscal 2024, 2023, and 2022 was $8.4 million, $8.8 million, and $8.0 million, respectively.

Restricted Stock Units - Performance-Based
The fair value of performance-based restricted stock units is determined based on the closing market price of our stock on the date of grant. A summary of the status of our nonvested performance-based restricted stock units at August 31, 2024, and changes during Fiscal 2024, is as follows:

	Shares(1)	Weighted Average Fair Value
Outstanding at August 26, 2023	212,648	$60.59
Granted	113,068	$58.20
Vested	(76,060)	$54.49
Forfeited/canceled	(25,645)	$62.17
Outstanding at August 31, 2024	224,011	$61.28
(1)    Number of shares in the above table are shown in whole numbers.

As of August 31, 2024, there was $5.0 million of unrecognized compensation expense related to nonvested performance-based restricted stock units that are expected to be recognized over a weighted average period of 1.2 years. The total fair value of performance-based restricted stock units vested during Fiscal 2024, Fiscal 2023, and Fiscal 2022 was $4.5 million, $7.6 million, and $5.8 million, respectively.

Stock Options
A summary of stock option activity for Fiscal 2024 is as follows:

	Stock Options(1)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at August 26, 2023	388,980	$46.70
Granted	70,299	$58.68
Exercised	(8,161)	$31.70
Forfeited/canceled	(12,719)	$60.00
Outstanding at August 31, 2024	438,399	$48.51	5.5	$5.5

Exercisable at August 31, 2024	322,767	$44.57	4.4	$5.3
(1)    Number of shares in the above table are shown in whole numbers.

As of August 31, 2024, there was $1.6 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted average period of 0.8 years.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Valuation Assumptions(1)	2024	2023	2022
Expected dividend yield	2.1%	1.9%	1.0%
Risk-free interest rate(2)	4.6%	4.1%	1.1%
Expected life of stock options (in years)(3)	5	5	5
Expected stock price volatility(4)	50.8%	50.8%	48.5%
Weighted average fair value of options granted	$25.10	$23.94	$30.47
(1)    Forfeitures are recorded when they occur.
(2)    Based on U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.
(3)    Estimated based on historical experience.
(4)    Based on historical experience over a term consistent with the expected life of the stock options.

Note 15. Income Taxes

Income tax expense consisted of the following:

(in millions)	2024	2023	2022
Current
Federal	$10.4	$38.2	$105.9
State	6.9	8.8	24.9
Total	17.3	47.0	130.8
Deferred
Federal	7.1	15.9	(5.6)
State	1.0	0.4	(1.1)
Total	8.1	16.3	(6.7)
Provision for income taxes	$25.4	$63.3	$124.1

As of August 31, 2024 and August 26, 2023, $6.8 million and $10.7 million of U.S. federal income taxes receivable was included in prepaid expenses and other current assets on the Consolidated Balance Sheets, respectively.

A reconciliation of the U.S. statutory income tax rate to our effective income tax rate is as follows:

	2024	2023	2022
U.S. federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	8.4%	3.1%	3.5%
Income tax credits	(8.9)%	(1.1)%	(0.5)%
Non-deductible compensation	6.6%	1.1%	0.9%
Non-deductible debt inducement	19.4%	—%	—%
Non-deductible goodwill impairment	16.6%	—%	—%
Valuation allowance	5.0%	—%	—%
Tax-free and dividend income	(1.1)%	(0.1)%	(0.1)%
Uncertain tax position settlements and adjustments	(1.7)%	0.1%	(0.1)%
Other items	0.9%	(1.4)%	(0.6)%
Effective tax provision rate	66.2%	22.7%	24.1%

Our effective tax rate increased to 66.2% in Fiscal 2024 compared to 22.7% in Fiscal 2023 primarily due to the impact of the non-deductible debt inducement loss and non-deductible goodwill impairment over a lower pretax income.

The tax effects of temporary differences that give rise to deferred income taxes were as follows:

(in millions)	August 31, 2024	August 26, 2023
Warranty reserves	$19.3	$23.5
Deferred compensation	2.5	2.4
Self-insurance reserve	4.4	5.1
Stock-based compensation	4.5	4.2
Leases	15.0	13.8
Convertible notes	16.5	5.8
Capitalized research and development costs	23.8	11.1
Other	18.1	13.9
Valuation allowance	(1.9)	—
Total deferred tax assets	102.2	79.8
Intangibles	61.5	50.5
Depreciation	30.2	28.7
Leases	13.5	12.3
Total deferred tax liabilities	105.2	91.5
Total deferred income tax liabilities, net	$3.0	$11.7

Changes in the unrecognized tax benefits are as follows:

(in millions)	2024	2023	2022
Balance at beginning of year	$5.5	$5.0	$5.5
Gross decreases-tax positions in a prior year	(1.7)	(1.5)	(1.1)
Gross increases-tax positions in a prior year	0.2	1.0	—
Gross increases-current year tax positions	0.9	1.0	0.6
Balance at end of year	4.9	5.5	5.0
Accrued interest and penalties	0.5	0.6	0.7
Total unrecognized tax benefits	$5.4	$6.1	$5.7

The amount of unrecognized tax benefits is not expected to change materially within the next 12 months. If the remaining uncertain tax positions are ultimately resolved favorably, $5.1 million of unrecognized tax benefits would have a favorable impact on our effective tax rate. It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense.

We file a U.S. Federal tax return, as well as returns in various international and state jurisdictions. Although certain years are no longer subject to examination by the Internal Revenue Service ("IRS") and various state taxing authorities, net operating loss carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities. As of August 31, 2024, our federal returns from Fiscal 2021 to present are subject to review by the IRS. With limited exception, state returns from Fiscal 2020 to present continue to be subject to review by state taxing jurisdictions. Several years may lapse before an uncertain tax position is audited and finally resolved and it is difficult to predict the outcome of such audits. We believe we have adequately reserved for our exposure to potential additional payments for uncertain tax positions in our liability for unrecognized tax benefits.

Note 16. Earnings per Share

Basic and diluted earnings per share are calculated as follows:

(in millions, except per share data)	2024	2023	2022
Earnings per share - basic
Net income	$13.0	$215.9	$390.6
Weighted average common shares outstanding	29.2	30.3	32.5
Basic earnings per common share(1)	$0.44	$7.12	$12.03

Earnings per share - diluted
Net income	$13.0	$215.9	$390.6
Interest expense on convertible notes, net of tax	—	4.7	—
Diluted net income	$13.0	$220.6	$390.6

Weighted average common shares outstanding	29.2	30.3	32.5
Dilutive impact of stock compensation awards	0.3	0.3	0.5
Dilutive impact of convertible notes	—	4.8	—
Weighted average common shares outstanding, assuming dilution	29.5	35.4	33.0

Anti-dilutive securities excluded from weighted average diluted common shares outstanding	0.2	0.1	0.2

Diluted earnings per common share(1)	$0.44	$6.23	$11.84
(1)    Earnings per share amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided.

We adopted ASU 2020-06 in the first quarter of Fiscal 2023, which required us to prospectively utilize the if-converted method to calculate the dilutive impact of all convertible notes. Prior to adoption, we utilized the treasury stock method for calculating the dilutive impact of convertible notes.

Under the if-converted method, the 2025 Convertible Notes are assumed to be converted into common stock at the beginning of the reporting period, as the 2025 Convertible Notes will be convertible into cash, shares of our common stock or a combination thereof, at our election. If dilutive, the resulting shares are included in the denominator of the calculation and interest charges, net of any income tax effects are added back to the numerator of the calculation. For the 2030 Convertible Notes, we are required to settle the principal amount in cash and any conversion premium in excess of the principal amount in cash, shares of common stock, or a combination of cash and shares of common stock, at our election. As such, the 2030 Convertible Notes only have an impact on diluted earnings per share when the average share price of our common stock exceeds the conversion price.

For all periods presented, the dilutive effect of stock compensation awards, if any, was determined using the treasury stock method. Under the treasury stock method, shares associated with certain anti-dilutive securities have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding or anti-dilution.

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

Evaluation of Internal Control Over Financial Reporting
Management's report on internal control over financial reporting as of August 31, 2024 is included within Item 8 of Part II in this Annual Report on Form 10-K and is incorporated herein by reference. The report of Deloitte & Touche LLP on the effectiveness of internal control over financial reporting is included within Item 8 of Part II in this Annual Report on Form 10-K and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting
There were no significant changes in internal control over financial reporting during the quarter ended August 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
During the three months ended August 31, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Reference is made to the table entitled "Information about our Executive Officers" in Part I of this Annual Report on Form 10-K and to the information included under the captions Corporate Governance and Election of Directors, in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 17, 2024, which information is incorporated by reference herein.

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

Item 11. Executive Compensation.
Reference is made to the information included under the captions Director Compensation and Compensation Discussion and Analysis in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 17, 2024, which information is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Reference is made to the share ownership information and table entitled Security Ownership of Certain Beneficial Owners and Management and the information included under the caption Equity Compensation Plan Information included in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 17, 2024, which information is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Reference is made to the information included under the caption Corporate Governance in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 17, 2024, which information is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services.
Information about fees and services billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) is included under the caption Independent Registered Public Accountant's Fees and Services in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 17, 2024, which information is incorporated by reference herein.

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

3.Exhibit Index

Exhibit No.		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation of Winnebago Industries, Inc., effective January 1, 2022.	8-K	3.1	01/05/2022
3.2	Bylaws of Winnebago Industries, Inc., effective August 15, 2023.	8-K	3.2	08/17/2023
4.1	Description of Securities.	10-K	4a	10/19/2022
4.2	Indenture, dated November 1, 2019, by and between Winnebago Industries, Inc. and U.S. Bank National Association.	8-K	4.1	11/04/2019
4.3	Form of 1.50% Convertible Senior Note due 2025 (included in Exhibit 4.2).	8-K	4.2	11/04/2019
4.4	Indenture, dated as of July 8, 2020, by and among Winnebago Industries, Inc., the guarantors named therein and U.S. Bank National Association, as trustee.	8-K	4.1	07/09/2020
4.5	Form of 6.250% Senior Secured Note due 2028 (included in Exhibit 4.4)	8-K	4.2	07/09/2020
4.6	Indenture, dated January 23, 2024, by and between Winnebago Industries, Inc. and U.S. Bank Trust Company, National Association.	8-K	4.1	01/23/2024
4.7	Form of 3.250% Convertible Senior Note due 2030 (included in Exhibit 4.6).	8-K	4.2	01/23/2024
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
10.6
Winnebago Industries, Inc. Amended and Restated 2019 Omnibus Incentive Plan, previously filed as Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A filed on November 3, 2023 (Commission File Number 001-06403) and incorporated by reference herein.*
		DEF 14A	A	11/03/2023

Exhibit No.		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
10.7
Winnebago Industries, Inc. Employee Stock Purchase Plan as Amended on May 17, 2023 and previously filed as Appendix B to the Registrant's Proxy Statement on Schedule 14A filed on November 3, 2023 (Commission File Number 001-06403) and incorporated by reference herein.*
		DEF 14A	B	11/03/2023
10.8
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
		10-Q	10.1	06/28/2013
10.9	Winnebago Industries, Inc. Directors' Deferred Compensation Plan, as Amended on May 17, 2023.*				X
10.10
Winnebago Industries, Inc. Profit Sharing and Deferred Savings Investment Plan previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1985 (Commission File Number 001-06403), and incorporated by reference herein, and the Amendment dated July 1, 1995 and incorporated by reference herein.*
		10-K	10.C	11/22/1995
10.11	Form of Non-Qualified Stock Option Agreement under Winnebago Industries, Inc. 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan (Fiscal 2019 awards and later).*	10-Q	10.b	12/20/2018
10.12	Form of Non-Qualified Stock Option Agreement under Winnebago Industries, Inc. 2019 Omnibus Equity, Performance Award, and Incentive Compensation Plan (Fiscal 2022 awards and later).*	10-K	10j	10/19/2022
10.13	Form of Non-Qualified Stock Option Agreement under Winnebago Industries, Inc. 2019 Omnibus Equity, Performance Award, and Incentive Compensation Plan (Fiscal 2023 awards and later).*	10-K	10k	10/19/2022
10.14	Form of Non-Qualified Stock Option Agreement under Winnebago Industries, Inc. 2019 Omnibus Equity, Performance Award, and Incentive Compensation Plan (Fiscal 2024 awards and later).*	10-K	10.11	10/18/2023
10.15	Form of Non-Qualified Stock Option Agreement under Winnebago Industries, Inc. Amended and Restated 2019 Omnibus Incentive Plan (Fiscal 2025 awards and later).*				X
10.16	Form of Restricted Stock Unit Award Agreement (Executives) under Winnebago Industries, Inc. 2019 Omnibus Equity, Performance Award, and Incentive Compensation Plan (Fiscal 2022 awards and later).*	10-K	10m	10/19/2022
10.17	Form of Restricted Stock Unit Award Agreement (Executives) under Winnebago Industries, Inc. 2019 Omnibus Equity, Performance Award, and Incentive Compensation Plan (Fiscal 2023 awards and later).*	10-K	10n	10/19/2022
10.18	Form of Restricted Stock Unit Award Agreement (Executives) under Winnebago Industries, Inc. 2019 Omnibus Equity, Performance Award, and Incentive Compensation Plan (Fiscal 2024 awards and later).*	10-K	10.14	10/18/2023
10.19	Form of Restricted Stock Unit Award Agreement (Executives) under Winnebago Industries, Inc. Amended and Restated 2019 Omnibus Incentive Plan (Fiscal 2025 awards and later).*				X
10.20
Form of Restricted Stock Unit Award Agreement (Non-Employee Director) under Winnebago Industries, Inc. 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan (Fiscal 2019 awards and later).*
		10-Q	10.e	12/20/2018
10.21
Form of Restricted Stock Unit Award Agreement (Non-Employee Director) under Winnebago Industries, Inc. 2019 Omnibus Equity, Performance Award, and Incentive Compensation Plan (Fiscal 2022 awards and later).*
		10-K	10q	10/19/2022

Exhibit No.		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
10.22
Form of Restricted Stock Unit Award Agreement (Non-Employee Director) under Winnebago Industries, Inc. 2019 Omnibus Equity, Performance Award, and Incentive Compensation Plan (Fiscal 2023 awards and later).*
		10-K	10r	10/19/2022
10.23	Form of Restricted Stock Unit Award Agreement (Non-Employee Director) under Winnebago Industries, Inc. 2019 Omnibus Equity, Performance Award, and Incentive Compensation Plan (Fiscal 2024 awards and later).*	10-K	10.18	10/18/2023
10.24	Form of Restricted Stock Unit Award Agreement (Non-Employee Director) under Winnebago Industries, Inc. Amended and Restated 2019 Omnibus Incentive Plan (Fiscal 2025 awards and later).*				X
10.25	Form of Change in Control Agreement.*	10-Q	10.f	12/20/2018
10.26	Winnebago Industries, Inc. Supplemental Executive Retirement Plan.*	10-K	10.Z	10/27/2009
10.27	Winnebago Industries, Inc. Officer Incentive Compensation Plan for Fiscal Period 2024.*				X
10.28	Winnebago Industries, Inc. Officer Incentive Compensation Plan for Fiscal Period 2025.*				X
10.29	Form of Performance Stock Unit Agreement under Winnebago Industries, Inc. 2019 Omnibus Incentive Plan (Fiscal 2021 awards)*	10-K	10s	10/21/2020
10.30	Form of Performance Stock Unit Agreement under Winnebago Industries, Inc. 2019 Omnibus Incentive Plan (Fiscal 2022 awards)*	10-K	10t	10/20/2021
10.31	Form of Performance Stock Unit Agreement under Winnebago Industries, Inc. 2019 Omnibus Incentive Plan (Fiscal 2023 awards)*	10-K	10y	10/19/2022
10.32	Form of Performance Stock Unit Agreement under Winnebago Industries, Inc. 2019 Omnibus Incentive Plan (Fiscal 2024 awards)*	10-Q	10.5	12/20/2023
10.33	Form of Performance Stock Unit Agreement under Winnebago Industries, Inc. Amended and Restated 2019 Omnibus Incentive Plan (Fiscal 2025 awards)*				X
10.34	Form of Performance Stock Unit Agreement under Winnebago Industries, Inc. Amended and Restated 2019 Omnibus Incentive Plan (Fiscal 2025 1-Year awards)*				X
10.35	Non-competition, Non-solicitation and Confidentiality Agreement by and among Octavius Corporation, Winnebago Industries, Inc., Grand Design RV, LLC, RDB III, Inc., Ronald Fenech, Donald Clark and William Fenech.	8-K	10.1	10/05/2016
10.36	Non-Solicitation and Confidentiality Agreement by and among Octavius Corporation, Winnebago Industries, Inc., Grand Design, RV, LLC, Summit Partners Growth Equity Fund VIII-B, L.P., Summit Partners Growth Equity Fund VIII-A, L.P., Summit Partners Entrepreneur Advisors Fund I, L.P., Summit Investors I, LLC, Summit Investors I (UK), L.P., and SP GE VIII-B GD RV Holdings, L.P.	8-K	10.2	10/05/2016
10.37	Registration Rights Agreement by and among Winnebago Industries, Inc., Summit Partners Growth Equity Fund VIII-A, L.P., Summit Partners Growth Equity Fund VIII-B, L.P., Summit Partners Entrepreneur Advisors Fund I, L.P., Summit Investors I, LLC, Summit Investors I (UK), L.P. and SP GE VIII-B GD RV Holdings, L.P., Donald Clark, Ronald Fenech, and William Fenech.	8-K	10.3	10/05/2016
10.38	Amended and Restated Employment Agreement between Winnebago Industries, Inc., Grand Design RV, LLC, and Donald Clark effective September 1, 2019.*	8-K	10.1	06/24/2019
10.39	Amended and Restated Change in Control Agreement between Winnebago Industries, Inc. and Donald Clark effective September 1, 2019.*	8-K	10.2	06/24/2019
10.40	Amended and Restated Employment Agreement between Winnebago Industries, Inc., Grand Design RV, LLC, and Donald Clark effective September 1, 2023.*	10-K	10.30	10/18/2023
10.41	Amended and Restated Change in Control Agreement between Winnebago Industries, Inc. and Donald Clark effective September 1, 2023.*	10-K	10.31	10/18/2023

Exhibit No.		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
10.42	Commitment Letter dated September 15, 2019, by and among Winnebago Industries, Inc., Goldman Sachs Bank USA, Bank of Montreal, and BMO Capital Markets Corp.	8-K	10.1	09/16/2019
10.43	Amended and Restated Credit Agreement dated as of October 22, 2019 among Winnebago Industries, Inc., Winnebago of Indiana, LLC and Grand Design RV, LLC, the other loan parties party thereto from time to time, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A.	8-K	10.1	10/23/2019
10.44	Second Amended and Restated Credit Agreement dated as of July 15, 2022 among Winnebago Industries, Inc., Winnebago of Indiana, LLC, Grand Design RV, LLC and Newmar Corporation, the other loan parties party thereto from time to time, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A.	8-K	10.1	7/19/2022
10.45	Purchase Agreement, dated October 29, 2019, by and among Winnebago Industries, Inc., Goldman Sachs & Co. LLC and BMO Capital Markets Corp.	8-K	10.1	11/04/2019
10.46	Purchase Agreement, dated January 18, 2024, by and among Winnebago Industries, Inc., and Goldman Sachs & Co. LLC and BMO Capital Markets Corp., as the initial purchasers.	8-K	10.1	01/23/2024
10.47	Base Convertible Bond Hedge Confirmation, dated October 29, 2019, between Winnebago Industries, Inc., and Goldman Sachs & Co. LLC.	8-K	10.2	11/04/2019
10.48	Base Convertible Bond Hedge Confirmation, dated October 29, 2019, between Winnebago Industries, Inc., and Bank of Montreal.	8-K	10.3	11/04/2019
10.49	Additional Convertible Bond Hedge Confirmation, dated October 30, 2019, between Winnebago Industries, Inc., and Goldman Sachs & Co. LLC.	8-K	10.4	11/04/2019
10.50	Additional Convertible Bond Hedge Confirmation, dated October 30, 2019, between Winnebago Industries, Inc., and Bank of Montreal.	8-K	10.5	11/04/2019
10.51	Base Warrant Confirmation, dated October 29, 2019, between Winnebago Industries, Inc., and Goldman Sachs & Co. LLC.	8-K	10.6	11/04/2019
10.52	Base Warrant Confirmation, dated October 29, 2019, between Winnebago Industries, Inc., and Bank of Montreal	8-K	10.7	11/04/2019
10.53	Additional Warrant Confirmation, dated October 30, 2019, between Winnebago Industries, Inc., and Goldman Sachs & Co. LLC.	8-K	10.8	11/04/2019
10.54	Additional Warrant Confirmation, dated October 30, 2019, between Winnebago Industries, Inc., and Bank of Montreal.	8-K	10.9	11/04/2019
10.55	Base Convertible Bond Hedge Confirmation, dated January 18, 2024, between Winnebago Industries, Inc., and Goldman Sachs & Co. LLC.	8-K	10.2	01/23/2024
10.56	Base Convertible Bond Hedge Confirmation, dated January 18, 2024, between Winnebago Industries, Inc., and BMO Capital Markets Corp.	8-K	10.3	01/23/2024
10.57	Base Convertible Bond Hedge Confirmation, dated January 18, 2024, between Winnebago Industries, Inc., and J.P. Morgan Securities LLC.	8-K	10.4	01/23/2024
10.58	Additional Convertible Bond Hedge Confirmation, dated January 19, 2024, between Winnebago Industries, Inc., and Goldman Sachs & Co. LLC.	8-K	10.5	01/23/2024
10.59	Additional Convertible Bond Hedge Confirmation, dated January 19, 2024, between Winnebago Industries, Inc., and BMO Capital Markets Corp.	8-K	10.6	01/23/2024
10.60	Additional Convertible Bond Hedge Confirmation, dated January 19, 2024, between Winnebago Industries, Inc., and J.P. Morgan Securities LLC.	8-K	10.7	01/23/2024
10.61	Base Warrant Confirmation, dated January 18, 2024, between Winnebago Industries, Inc., and Goldman Sachs & Co. LLC.	8-K	10.8	01/23/2024

Exhibit No.		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
10.62	Base Warrant Confirmation, dated January 18, 2024, between Winnebago Industries, Inc., and BMO Capital Markets Corp.	8-K	10.9	01/23/2024
10.63	Base Warrant Confirmation, dated January 18, 2024, between Winnebago Industries, Inc., and JPMorgan Chase Bank, National Association.	8-K	10.10	01/23/2024
10.64	Additional Warrant Confirmation, dated January 19, 2024, between Winnebago Industries, Inc., and Goldman Sachs & Co. LLC.	8-K	10.11	01/23/2024
10.65	Additional Warrant Confirmation, dated January 19, 2024, between Winnebago Industries, Inc., and BMO Capital Markets Corp.	8-K	10.12	01/23/2024
10.66	Additional Warrant Confirmation, dated January 19, 2024, between Winnebago Industries, Inc., and JPMorgan Chase Bank, National Association.	8-K	10.13	01/23/2024
10.67	Amendment No. 1 to Amended and Restated Credit Agreement dated as of November 15, 2019 among Winnebago Industries, Inc., Winnebago of Indiana, LLC and Grand Design RV, LLC, Newmar Corporation, the other loan parties thereto from time to time, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A.	10-Q	10.2	12/20/2019
10.68	First Restated and Amended Lease Agreement (Main Facility) dated October 4, 2019 by and between Three Oaks, LLC and Grand Design RV, LLC.	10-Q	10.14	12/20/2019
10.69	Second Restated and Amended Lease Agreement (Expansion Facility) dated October 4, 2019 by and between Three Oaks, LLC and Grand Design RV, LLC.	10-Q	10.15	12/20/2019
10.70	First Amendment to Lease dated March 12, 2024 by and between Three Oaks, LLC and Grand Design RV, LLC.	10-Q	10.1	06/20/2024
10.71	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of July 8, 2020, among Winnebago Industries, Inc., Winnebago of Indiana, LLC, Grand Design RV, LLC, Newmar Corporation, the other loan parties thereto from time to time, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent	8-K	10.1	07/09/2020
10.72	Intercreditor Agreement, dated as of July 8, 2020, among JPMorgan Chase Bank, N.A., U.S. Bank National Association, as collateral trustee, Winnebago Industries, Inc. and certain of its subsidiaries party thereto.	8-K	10.2	07/09/2020
10.73	Amended and Restated Employment Agreement between Winnebago Industries, Inc. and Michael Happe dated December 15, 2021*	8-K	10.1	12/17/2021
10.74	Winnebago Executive Officer Severance Plan and Summary Plan Description*	8-K	10.2	12/17/2021
19	Winnebago Industries, Inc. Insider Trading Policy				X
21	List of Subsidiaries.				X
23	Consent of Independent Registered Public Accounting Firm.				X
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97	Winnebago Industries, Inc. Mandatory Compensation Recovery Policy				X

Exhibit No.		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (furnished herewith).
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Winnebago Industries, Inc. Annual Report on Form 10-K for the fiscal year ended August 31, 2024, formatted in Inline XBRL (included as Exhibit 101).
*    Management contract or compensation plan or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.

By	/s/ Michael J. Happe
Michael J. Happe

President, Chief Executive Officer
(Principal Executive Officer)
Date: October 23, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 23, 2024, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Capacity

/s/ Michael J. Happe
Michael J. Happe	Chief Executive Officer, President (Principal Executive Officer)

/s/ Bryan L. Hughes
Bryan L. Hughes	Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)

/s/ Sara E. Armbruster
Sara E. Armbruster	Director

/s/ Christopher J. Braun
Christopher J. Braun	Director

/s/ Kevin E. Bryant
Kevin E. Bryant	Director

/s/ William C. Fisher
William C. Fisher	Director

/s/ Staci L. Kroon
Staci L. Kroon	Director

/s/ David W. Miles
David W. Miles	Director

/s/ Richard D. Moss
Richard D. Moss	Director

/s/ John M. Murabito
John M. Murabito	Director

/s/ Jacqueline D. Woods
Jacqueline D. Woods	Director