Form 10-Q
period 2024-11-30
WINNEBAGO INDUSTRIES INC
filed 2024-12-20
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2024

or

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

As of December 12, 2024, there were 28,396,755 shares of common stock, par value $0.50 per share, outstanding.

Winnebago Industries, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended November 30, 2024

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Winnebago Industries, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
(in millions, except per share data)	November 30, 2024	November 25, 2023
Net revenues	$625.6	$763.0
Cost of goods sold	548.8	647.2
Gross profit	76.8	115.8
Selling, general, and administrative expenses	72.1	71.1
Amortization	5.6	5.6
Total operating expenses	77.7	76.7
Operating (loss) income	(0.9)	39.1
Interest expense, net	5.8	4.1
Non-operating loss	—	0.6
(Loss) income before income taxes	(6.7)	34.4
Income tax (benefit) provision	(1.5)	8.6
Net (loss) income	$(5.2)	$25.8

(Loss) earnings per common share:
Basic	$(0.18)	$0.87
Diluted	$(0.18)	$0.78

Weighted average common shares outstanding:
Basic	28.6	29.6
Diluted	28.6	34.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Balance Sheets

(in millions, except per share data)	November 30, 2024	August 31, 2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$262.5	$330.9
Receivables, less allowance for credit losses ($0.2 and $0.2, respectively)	171.4	183.5
Inventories, net	435.5	438.7
Prepaid expenses and other current assets	38.9	35.6
Total current assets	908.3	988.7
Property, plant, and equipment, net	338.1	338.9
Goodwill	484.2	484.2
Other intangible assets, net	473.4	479.0
Investment in life insurance	29.7	29.6
Operating lease assets	46.4	46.6
Other long-term assets	17.9	17.2
Total assets	$2,298.0	$2,384.2

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$113.6	$144.7
Current maturities of long-term debt, net	59.2	59.1
Accrued expenses:
Accrued compensation	29.7	35.9
Product warranties	72.5	78.9
Self-insurance	17.9	20.2
Promotional	27.7	30.4
Accrued interest and dividends	12.0	14.6
Other current liabilities	19.6	20.9
Total current liabilities	352.2	404.7
Non-current liabilities
Long-term debt, net	637.7	637.1
Deferred income tax liabilities, net	3.8	3.0
Unrecognized tax benefits	5.5	5.4
Long-term operating lease liabilities	44.7	45.6
Other long-term liabilities	13.9	15.1
Total liabilities	1,057.8	1,110.9
Contingent liabilities and commitments (Note 9)
Shareholders' equity:
Preferred stock, par value $0.01: 10.0 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.50: 120.0 shares authorized; 51.8 shares issued	25.9	25.9
Additional paid-in capital	194.3	194.2
Retained earnings	1,718.1	1,723.3
Accumulated other comprehensive loss	(0.4)	(0.4)
Treasury stock, at cost: 23.4 and 23.0 shares, respectively	(697.7)	(669.7)
Total shareholders' equity	1,240.2	1,273.3
Total liabilities and shareholders' equity	$2,298.0	$2,384.2
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(in millions)	November 30, 2024	November 25, 2023
Operating activities
Net (loss) income	$(5.2)	$25.8
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation	9.7	8.1
Amortization	5.6	5.6
Amortization of debt issuance costs	0.8	0.8
Last in, first-out ("LIFO") expense	(0.2)	0.1
Stock-based compensation	5.5	4.6
Deferred income taxes	0.8	1.0
Contingent consideration fair value adjustment	—	0.8
Other, net	(1.2)	0.4
Change in operating assets and liabilities, net of assets and liabilities acquired
Receivables, net	12.0	(9.1)
Inventories, net	3.4	(24.0)
Prepaid expenses and other assets	0.1	(1.7)
Accounts payable	(31.6)	(23.4)
Income taxes and unrecognized tax benefits	(1.5)	8.7
Accrued expenses and other liabilities	(14.9)	(19.1)
Net cash used in operating activities	(16.7)	(21.4)

Investing activities
Purchases of property, plant, and equipment	(10.0)	(11.8)
Other, net	2.0	(2.9)
Net cash used in investing activities	(8.0)	(14.7)

Financing activities
Borrowings on long-term debt	—	780.6
Repayments on long-term debt	—	(780.6)
Payments of cash dividends	(10.2)	(9.6)
Payments for repurchases of common stock	(33.6)	(44.2)
Other, net	0.1	(0.4)
Net cash used in financing activities	(43.7)	(54.2)

Net decrease in cash and cash equivalents	(68.4)	(90.3)
Cash and cash equivalents at beginning of period	330.9	309.9
Cash and cash equivalents at end of period	$262.5	$219.6

Supplemental Disclosures
Income taxes (received) paid, net	$(0.1)	$—
Interest paid	0.7	2.5

Non-cash investing and financing activities
Capital expenditures in accounts payable	$5.0	$2.9
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Three Months Ended November 30, 2024
(in millions)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balances at August 31, 2024	51.8	$25.9	$194.2	$1,723.3	$(0.4)	(23.0)	$(669.7)	$1,273.3
Stock-based compensation	—	—	5.5	—	—	—	—	5.5
Issuance of stock for employee benefit and stock-based awards, net	—	—	(5.1)	—	—	0.2	5.6	0.5
Repurchase of common stock	—	—	(0.3)	—	—	(0.6)	(33.6)	(33.9)
Net loss	—	—	—	(5.2)	—	—	—	(5.2)
Balances at November 30, 2024	51.8	$25.9	$194.3	$1,718.1	$(0.4)	(23.4)	$(697.7)	$1,240.2

	Three Months Ended November 25, 2023
(in millions)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balances at August 26, 2023	51.8	$25.9	$197.7	$1,747.8	$(0.4)	(22.0)	$(602.9)	$1,368.1
Stock-based compensation	—	—	4.6	—	—	—	—	4.6
Issuance of stock for employee benefit and stock-based awards, net	—	—	(5.6)	—	—	0.1	5.6	—
Repurchase of common stock	—	—	(0.3)	—	—	(0.7)	(44.2)	(44.5)
Net income	—	—	—	25.8	—	—	—	25.8
Balances at November 25, 2023	51.8	$25.9	$196.4	$1,773.6	$(0.4)	(22.6)	$(641.5)	$1,354.0
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

The consolidated financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2024 filed with the SEC. Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year ending August 30, 2025.

Segment Update
In conjunction with the Grand Design RV entrance into the motorized RV category, we established a Grand Design motorhomes operating segment in the first quarter of Fiscal 2025. This newly created operating segment is included in the Motorhome RV reportable segment. Prior period amounts have not been reclassified as the impact was not significant.

Comprehensive Income
Comprehensive income represents the change in stockholders’ equity from transactions and other events and circumstances from sources other than shareholders. As of November 30, 2024 and November 25, 2023, the difference between comprehensive income and net (loss) income was not material.

Subsequent Events
In preparing the accompanying unaudited consolidated financial statements, we have evaluated subsequent events for potential recognition and disclosure through the date of this filing, noting no material subsequent events.

Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-04, which clarifies the assessment of whether certain settlements of convertible debt instruments should be accounted for as an inducement conversion or extinguishment of convertible debt. The new guidance is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. We are currently evaluating the impact of the standard on our consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, which requires disclosure of additional disaggregated information about significant expenses within relevant income statement captions, such as purchases of inventory, employee compensation, depreciation, amortization and depletion. The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. We are currently evaluating the impact of the standard on our consolidated financial statements and related disclosures. We will adopt the standard in our Annual Report on Form 10-K for our fiscal year ending August 26, 2028 and filings thereafter.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires expanded disclosures primarily related to the effective tax rate reconciliation and income taxes paid. The new guidance is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of the standard on our consolidated financial statements and related disclosures. We will adopt the standard in our Annual Report on Form 10-K for our fiscal year ending August 29, 2026 and annual filings thereafter.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires incremental disclosures about significant segment expenses regularly provided to the Chief Operating Decision Maker. The new guidance is effective for annual reporting periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating the impact of the standard on our consolidated financial statements and related disclosures. We will adopt the standard in our Annual Report on Form 10-K for our fiscal year ending August 30, 2025 and filings thereafter.

Note 2.    Business Segments
We have nine operating segments: 1) Grand Design towables, 2) Winnebago towables, 3) Winnebago motorhomes, 4) Newmar motorhomes, 5) Grand Design motorhomes, 6) Chris-Craft marine, 7) Barletta marine, 8) Winnebago specialty vehicles, and 9) Lithionics. Financial performance is evaluated based on each operating segment's Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined below, which excludes certain corporate administration expenses and non-operating income and expense.

Our three reportable segments are: Towable RV (an aggregation of the Grand Design towables and the Winnebago towables operating segments); Motorhome RV (an aggregation of the Winnebago motorhomes, Newmar motorhomes, and Grand Design motorhomes operating segments); and Marine (an aggregation of the Chris-Craft marine and Barletta marine operating segments). Towable RV is comprised of non-motorized RV products that are generally towed by another vehicle, along with other related manufactured products and services. Motorhome RV is comprised of products that include a motorhome chassis, along with other related manufactured products and services. Marine is comprised of products that include boats, along with other related manufactured products and services.

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

Our Chief Executive Officer (the Chief Operating Decision Maker ("CODM")) regularly reviews consolidated financial results in their entirety and operating segment financial information through Adjusted EBITDA and has ultimate responsibility for enterprise decisions. Our CODM is responsible for allocating resources and assessing performance of the consolidated enterprise, reportable segments and between operating segments. Management of each operating segment has responsibility for operating decisions, allocating resources and assessing performance within their respective operating segment. The accounting policies of all reportable segments are the same as those described in Note 1 in the Notes to Consolidated Financial Statements included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 31, 2024.

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

Financial information by reportable segment is as follows:

	Three Months Ended
(in millions)	November 30, 2024	November 25, 2023
Net Revenues
Towable RV	$254.0	$330.8
Motorhome RV	271.7	334.4
Marine	90.5	87.3
Reportable segment net revenues	616.2	752.5
Corporate / All Other	9.4	10.5
Consolidated net revenues	$625.6	$763.0

Adjusted EBITDA
Towable RV	$13.6	$33.1
Motorhome RV	2.7	21.3
Marine	8.4	7.2
Reportable segment Adjusted EBITDA	24.7	61.6
Corporate / All Other	(10.3)	(7.5)
Consolidated Adjusted EBITDA	$14.4	$54.1

Capital Expenditures
Towable RV	$0.9	$2.4
Motorhome RV	7.5	7.3
Marine	1.3	1.2
Reportable segment capital expenditures	9.7	10.9
Corporate / All Other	0.3	0.9
Consolidated capital expenditures	$10.0	$11.8

(in millions)	November 30, 2024	August 31, 2024
Assets
Towable RV	$684.0	$719.0
Motorhome RV	840.7	788.0
Marine	376.7	377.8
Reportable segment assets	1,901.4	1,884.8
Corporate / All Other	396.6	499.4
Consolidated assets	$2,298.0	$2,384.2

Reconciliation of net (loss) income to consolidated Adjusted EBITDA is as follows:

	Three Months Ended
(in millions)	November 30, 2024	November 25, 2023
Net (loss) income	$(5.2)	$25.8
Interest expense, net	5.8	4.1
Income tax (benefit) provision	(1.5)	8.6
Depreciation	9.7	8.1
Amortization	5.6	5.6
EBITDA	14.4	52.2
Acquisition-related costs	—	1.3
Contingent consideration fair value adjustment	—	0.8
Non-operating income	—	(0.2)
Adjusted EBITDA	$14.4	$54.1

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

	Fair Value at	Fair Value Hierarchy
(in millions)	November 30, 2024	Level 1	Level 2	Level 3
Assets that fund deferred compensation
Domestic equity funds	$2.2	$2.2	$—	$—
International equity funds	0.1	0.1	—	—
Total assets at fair value	$2.3	$2.3	$—	$—

	Fair Value at	Fair Value Hierarchy
(in millions)	August 31, 2024	Level 1	Level 2	Level 3
Assets that fund deferred compensation
Domestic equity funds	$2.1	$2.1	$—	$—
International equity funds	0.1	0.1	—	—
Total assets at fair value	$2.2	$2.2	$—	$—

Assets that Fund Deferred Compensation
Our assets that fund deferred compensation are marketable equity securities measured at fair value using quoted market prices and primarily consist of equity-based mutual funds. These securities, used to fund the Executive Deferred Compensation Plan, are classified as Level 1 as they are traded in an active market for which closing stock prices are readily available. Refer to Note 11 in the Notes to Consolidated Financial Statements included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 31, 2024 for additional information regarding these plans.

The proportion of the assets that will fund the deferred compensation payments within a year are included in prepaid expenses and other current assets on the Consolidated Balance Sheets. The remaining assets are classified as non-current and are included in other long-term assets on the Consolidated Balance Sheets.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain non-financial assets are measured at fair value on a nonrecurring basis. These assets primarily include goodwill, intangible assets, property, plant and equipment, and right-of-use lease assets. These assets were originally recognized at amounts equal to the fair value determined at date of acquisition or purchase. If certain triggering events occur, or if an annual impairment test is required, we will evaluate the non-financial asset for impairment. If an impairment has occurred, the asset will be written down to its current estimated fair value. No impairments were recorded for non-financial assets in the three months ended November 30, 2024 or November 25, 2023.

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

Our debt obligations are recorded at amortized cost but measured at fair value for disclosure purposes. The fair value of our debt was determined using current quoted prices in active markets for our publicly traded debt obligations, which is classified as Level 1 in the fair value hierarchy. See Note 8 in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for the fair value of our debt.

Note 4.    Inventories
Inventories consist of the following:

(in millions)	November 30, 2024	August 31, 2024
Finished goods	$89.0	$81.3
Work-in-process	151.0	171.9
Raw materials	247.4	237.6
Total	487.4	490.8
Less: Excess of First-in, first-out ("FIFO") over LIFO cost	51.9	52.1
Inventories, net	$435.5	$438.7

Inventory valuation methods consist of the following:

(in millions)	November 30, 2024	August 31, 2024
LIFO basis	$244.1	$264.6
FIFO basis	243.3	226.2
Total	$487.4	$490.8

The above value of inventories, before reduction for the LIFO reserve, approximates replacement cost at the respective dates.

Note 5.    Property, Plant, and Equipment
Property, plant, and equipment is stated at cost, net of accumulated depreciation, and consists of the following:

(in millions)	November 30, 2024	August 31, 2024
Land	$14.6	$14.6
Buildings and building improvements	278.3	279.3
Machinery and equipment	175.4	171.8
Software	72.8	72.0
Transportation	7.6	7.8
Construction in progress	27.3	24.5
Property, plant, and equipment, gross	576.0	570.0
Less: Accumulated depreciation	237.9	231.1
Property, plant, and equipment, net	$338.1	$338.9

Depreciation expense was $9.7 million and $8.1 million for the three months ended November 30, 2024 and November 25, 2023, respectively.

Note 6.    Goodwill and Intangible Assets

The carrying amount of goodwill by reportable segment is as follows:

(in millions)	Towable RV	Motorhome RV	Marine	Corporate / All Other	Total
Balances at November 30, 2024 and August 31, 2024(1)	$244.7	$73.1	$136.1	$30.3	$484.2
(1) There was no activity in the three months ended November 30, 2024.

Other intangible assets, net of accumulated amortization, consist of the following:

	November 30, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Indefinite-lived trade names	$352.3	$—	$352.3
Finite-lived trade name	4.1	1.0	3.1
Dealer networks/customer relationships	183.6	95.4	88.2
Backlog	43.6	43.3	0.3
Developed technology	38.3	8.8	29.5
Non-compete agreements	6.6	6.6	—
Other intangible assets	$628.5	$155.1	$473.4

	August 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Indefinite-lived trade names	$352.3	$—	$352.3
Finite-lived trade name	4.1	0.8	3.3
Dealer networks/customer relationships	183.6	91.5	92.1
Backlog	43.6	43.2	0.4
Developed technology	38.3	7.4	30.9
Non-compete agreements	6.6	6.6	—
Other intangible assets	$628.5	$149.5	$479.0

The weighted average remaining amortization period for finite-lived intangible assets as of November 30, 2024 was approximately six years.

Estimated future amortization expense related to finite-lived intangible assets is as follows:

(in millions)	Amortization
Remainder of Fiscal 2025	$16.5
Fiscal 2026	21.7
Fiscal 2027	21.7
Fiscal 2028	21.4
Fiscal 2029	15.5
Fiscal 2030	12.3
Thereafter	12.0
Total amortization expense remaining	$121.1

Note 7.    Product Warranties
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

Changes in the product warranty liability are as follows:

	Three Months Ended
(in millions)	November 30, 2024	November 25, 2023
Balance at beginning of period	$78.9	$97.8
Provision	20.5	18.4
Claims paid	(26.9)	(24.4)
Balance at end of period	$72.5	$91.8

Note 8.     Debt
The following table summarizes our outstanding debt:

(in millions)	November 30, 2024	August 31, 2024
ABL Credit Facility	$—	$—
Senior Secured Notes	300.0	300.0
2030 Convertible Notes	350.0	350.0
2025 Convertible Notes	59.3	59.3
Total debt, gross	709.3	709.3
Unamortized debt issuance cost, net	(12.4)	(13.1)
Current maturities of long-term debt, net	(59.2)	(59.1)
Long-term debt, net	$637.7	$637.1

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

2030 Convertible Notes
On January 23, 2024, we issued $350.0 million in aggregate principal amount of 3.25% unsecured convertible senior notes due 2030 (the “2030 Convertible Notes”). The net proceeds from the issuance of the 2030 Convertible Notes, after deducting the initial purchasers' transaction fees and offering expenses payable by us, were approximately $339.8 million. The 2030 Convertible Notes bear interest at the annual rate of 3.25%, payable on January 15 and July 15 of each year, beginning on July 15, 2024, and will mature on January 15, 2030, unless earlier repurchased, redeemed, or converted in accordance with their terms prior to such date.

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

The initial conversion rate of the 2030 Convertible Notes was 11.3724 shares of common stock per $1,000 principal amount of 2030 Convertible Notes, which is equal to an initial conversion price of approximately $87.93 per share. The conversion rate is subject to adjustment upon the occurrence of events specified in the Indenture to the 2030 Convertible Notes but will not be adjusted for accrued and unpaid interest on any 2030 Convertible Note being converted. In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture to the 2030 Convertible Notes) during the make-whole fundamental change conversion period (as defined in the Indenture to the 2030 Convertible Notes), we will, in certain circumstances, increase the conversion rate by the number of additional shares described in the Indenture to the 2030 Convertible Notes for a holder that elects to convert such holder’s 2030 Convertible Notes in connection with such make-whole fundamental change. As of November 30, 2024, there have been no changes to the initial conversion rate.

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
2.during the five consecutive business day period immediately after any five consecutive trading day period (the "measurement period to the 2030 Convertible Notes") in which the trading price (as defined in the 2030 Convertible Notes) per $1,000 principal amount of 2030 Convertible Notes for each trading day of the measurement period to the 2030 Convertible Notes was less than 98% of the product of the last reported sale price per share of the common stock and the conversion rate for the 2030 Convertible Notes on each such trading day;
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

On January 18, 2024 and January 19, 2024, in connection with the offering of the 2030 Convertible Notes, we entered into privately negotiated convertible note hedge transactions (collectively, the “2030 Hedge Transactions”) that cover, subject to customary anti-dilution adjustments, the number of shares of our common stock that initially underlie the 2030 Convertible Notes.

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

Accounting Treatment of the 2030 Convertible Notes and Related 2030 Hedge Transactions and 2030 Warrant Transactions
The 2030 Convertible Notes are accounted for as a single liability measured at amortized cost. Interest expense, representing the amortization of the $10.2 million of debt issuance costs as well as the contractual interest expense are amortized using an effective interest rate of 3.8% over the term of the 2030 Convertible Notes. We recorded $3.2 million of interest expense during the three months ended November 30, 2024.

The net after-tax cost incurred in connection with the 2030 Call Spread Transactions was $20.6 million. These transactions are classified as equity and are not remeasured each reporting period.

2025 Convertible Notes
On November 1, 2019, we issued $300.0 million in aggregate principal amount of 1.5% unsecured convertible senior notes due 2025 (the “2025 Convertible Notes”), of which $59.3 million of aggregate principal amount of 2025 Convertible Notes remain outstanding at November 30, 2024. The net proceeds from the issuance of the 2025 Convertible Notes, after deducting the initial purchasers' transaction fees and offering expense payable by us, were approximately $290.2 million. The 2025 Convertible Notes bear interest at the annual rate of 1.5%, payable on April 1 and October 1 of each year, beginning on April 1, 2020, and will mature on April 1, 2025, unless earlier converted or repurchased by us.

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

The conversion rate of the 2025 Convertible Notes may be adjusted in certain circumstances, including in connection with a conversion of the 2025 Convertible Notes made following certain fundamental changes and under other circumstances set forth in the Indenture to the 2025 Convertible Notes. As of November 30, 2024, the conversion rate was 16.2082 shares of common stock per $1,000 principal amount of 2025 Convertible Notes, which is equivalent to a conversion price of approximately $61.70. The difference between the initial conversion rate and the conversion rate as of November 30, 2024 is due to cash dividends that have been declared following the issuance of the 2025 Convertible Notes.

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

On January 18, 2024, we entered into separate, privately negotiated transactions (the "2025 Convertible Note Repurchases") with certain holders of the 2025 Convertible Notes to repurchase $240.7 million aggregate principal amount of the 2025 Convertible Notes using $293.8 million of the net proceeds received from the 2030 Convertible Notes. In connection with the 2025 Convertible Note Repurchases, we recorded a loss on note repurchase of $32.7 million in the accompanying Consolidated Statements of Income during the second quarter of Fiscal 2024. The loss on note repurchase represents the difference between the fair value of consideration transferred to the holders of the repurchased 2025 Convertible Notes and the conversion value of 2025 Convertible Notes repurchased pursuant to the original conversion terms. Concurrently with the 2025 Convertible Note Repurchases, we entered into agreements to terminate a proportionate amount of the 2025 Call Spread Transactions, which resulted in net proceeds of $30.5 million recorded as equity in the accompanying Consolidated Balance Sheets.

Accounting Treatment of the 2025 Convertible Notes and Related 2025 Hedge Transactions and 2025 Warrant Transactions
The 2025 Convertible Notes are accounted for as a single liability measured at amortized cost. Interest expense, representing the amortization of the remaining debt issuance costs as well as the contractual interest expense are amortized using an effective interest rate of 2.1% over the term of the 2025 Convertible Notes. We recorded $0.3 million and $1.6 million of interest expense during the three months ended November 30, 2024 and November 25, 2023, respectively.

The 2025 Call Spread Transactions are classified as equity and are not remeasured each reporting period.

Fair Value and Future Maturities
The fair value of outstanding debt obligations, gross is as follows:

(in millions)	November 30, 2024	August 31, 2024
ABL Credit Facility	$—	$—
Senior Secured Notes	300.2	299.0
2030 Convertible Notes	352.6	344.2
2025 Convertible Notes	62.2	63.2
Total debt, gross	$715.0	$706.4

Aggregate contractual maturities of debt in future fiscal years are as follows:

(in millions)	Amount
Remainder of Fiscal 2025	$59.3
Fiscal 2026	—
Fiscal 2027	—
Fiscal 2028	300.0
Fiscal 2029	—
Fiscal 2030	350.0
Thereafter	—
Total debt, gross	$709.3

We were in compliance with all of our financial debt covenants as of November 30, 2024.

Refer to Note 9 in the Notes to Consolidated Financial Statements included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 31, 2024 for additional information regarding our debt.

Note 9.     Contingent Liabilities and Commitments
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

Our repurchase agreements generally provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 24 months, provide that our liability will be the lesser of remaining principal owed by the dealer to the lending institution, or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our liability cannot exceed 100% of the dealer invoice. In certain instances, we also repurchase inventory from dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of recreational vehicles or boats to repurchase current inventory if a dealership exits the business. The total contingent liability on all repurchase agreements was approximately $1,665.5 million and $1,673.7 million at November 30, 2024 and August 31, 2024, respectively.

Our loss reserve for repurchase commitments contains uncertainties because the calculation requires management to make assumptions and apply judgment regarding a number of factors. Our risk of loss related to these repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period-end reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on these repurchase agreements and our historical loss experience, an associated loss reserve is established, which is included in other current liabilities on the Consolidated Balance Sheets. Our repurchase accrual was $1.0 million and $1.1 million at November 30, 2024 and August 31, 2024, respectively. Repurchase risk is affected by the credit worthiness of our dealer network. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to establish the loss reserve for repurchase commitments.

There was no material activity related to repurchase agreements during the three months ended November 30, 2024 and November 25, 2023.

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

Note 10. Revenue
All operating revenue is generated from contracts with customers. Our primary revenue source is generated through the sale of manufactured towable RV units, motorhome RV units and marine units to our independent dealer network (our customers). The following table disaggregates revenue by reportable segment and product category:

	Three Months Ended
(in millions)	November 30, 2024	November 25, 2023
Net Revenues
Towable RV
Fifth Wheel	$125.7	$162.9
Travel Trailer	119.6	158.0
Other(1)	8.7	9.9
Total Towable RV	254.0	330.8
Motorhome RV
Class A	101.7	164.9
Class B	53.0	72.3
Class C and Other(1)	117.0	97.2
Total Motorhome RV	271.7	334.4
Marine	90.5	87.3
Corporate / All Other(2)	9.4	10.5
Consolidated Net Revenues	$625.6	$763.0
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

Concentration of Risk
No single dealer organization accounted for more than 10% of net revenue for the three months ended November 30, 2024 or November 25, 2023.

Note 11. Income Taxes
Our effective tax rate was 21.9% and 24.9% for the three months ended November 30, 2024 and November 25, 2023, respectively. The change in our effective tax rate was driven primarily by the current year pre-tax book loss compared to pre-tax book income in the prior year.

As of November 30, 2024, $9.1 million of U.S. federal income taxes receivable was included in prepaid expenses and other current assets on the Consolidated Balance Sheets. Comparatively, as of August 31, 2024, $6.8 million of U.S. federal income taxes receivable was included in prepaid expenses and other current assets on the Consolidated Balance Sheets.

We file a U.S. Federal tax return, as well as returns in various international and state jurisdictions. As of November 30, 2024, our U.S. Federal returns from Fiscal 2021 to present are subject to review by the Internal Revenue Service. With limited exceptions, U.S. state returns from Fiscal 2020 to present continue to be subject to review by state taxing jurisdictions. We are currently under review by certain U.S. state tax authorities for Fiscal 2020 through Fiscal 2023. We believe we have adequately reserved for our exposure to potential additional payments for uncertain tax positions in our liability for unrecognized tax benefits.

Note 12. Earnings Per Share
Basic and diluted earnings per share are calculated as follows:

	Three Months Ended
(in millions, except per share data)	November 30, 2024	November 25, 2023
Earnings per share - basic
Net (loss) income	$(5.2)	$25.8
Weighted average common shares outstanding	28.6	29.6
Basic (loss) earnings per common share(1)	$(0.18)	$0.87

Earnings per share - diluted
Net (loss) income	$(5.2)	$25.8
Interest expense on convertible notes, net of tax	—	1.2
Diluted net (loss) income	$(5.2)	$27.0

Weighted average common shares outstanding	28.6	29.6
Dilutive impact of stock compensation awards	—	0.3
Dilutive impact of convertible notes	—	4.8
Weighted average common shares outstanding, assuming dilution	28.6	34.7

Anti-dilutive securities excluded from weighted average common shares outstanding, assuming dilution	0.2	0.1

Diluted (loss) earnings per common share(1)	$(0.18)	$0.78
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

Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended August 31, 2024 (including the information presented therein under Risk Factors), as well as our reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited. All amounts are in millions, except share and per share data, unless otherwise noted.

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

Known Trends and Uncertainties
Our business continues to be challenged by macroeconomic conditions impacting retail consumers and our dealers, such as inflation and elevated interest rates. These factors have contributed to lower consumer spending and reduced short-term demand for large discretionary products such as RVs and marine products. In response, our dealers continue to exercise caution when managing stocking levels. In the first three months of Fiscal 2025, these trends resulted in decreased sales due to declines in unit volume. We expect that as consumer demand stabilizes, which we anticipate will occur as we enter the spring selling season, dealers will return to more stable ordering patterns. We continue to produce and ship in accordance with dealer demand as evidenced and requested by dealer orders.

Despite the current economic uncertainty, we believe in the long-term health of consumer demand for RV and marine products.

Segment Update
In conjunction with the Grand Design RV entrance into the motorized RV category, we established a Grand Design motorhomes operating segment in the first quarter of Fiscal 2025. This newly created operating segment is included in the Motorhome RV reportable segment. Prior period amounts have not been reclassified as the impact was not significant.

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

Included in "Results of Operations" below for the three months ended November 30, 2024 compared to the comparable prior year period is a reconciliation of EBITDA and Adjusted EBITDA from net (loss) income, the most directly comparable GAAP measure. We have included these non-GAAP performance measures as a comparable measure to illustrate the effect of non-recurring transactions that occurred during the reported periods and to improve comparability of our results from period to period. We believe Adjusted EBITDA provides meaningful supplemental information about our operating performance as this measure excludes amounts from net (loss) income that we do not consider part of our core operating results when assessing our performance. Examples of items excluded from Adjusted EBITDA include acquisition-related costs, contingent consideration fair value adjustment, and non-operating income or loss.

Management uses these non-GAAP financial measures (a) to evaluate our historical and prospective financial performance and trends as well as our performance relative to competitors and peers; (b) to measure operational profitability on a consistent basis; (c) in presentations to the members of our Board of Directors to enable our Board of Directors to have the same measurement basis of operating performance as used by management in its assessments of performance and in forecasting; (d) to evaluate potential acquisitions; and (e) to ensure compliance with covenants and restricted activities under the terms of our ABL Credit Facility and outstanding notes, as further described in Note 8 in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q. We believe these non-GAAP financial measures are frequently used by securities analysts, investors and other interested parties to evaluate companies in the industry.

Results of Operations - Three Months Ended November 30, 2024 Compared to Three Months Ended November 25, 2023

Consolidated Performance Summary
The following is an analysis of changes in key items included in the Consolidated Statements of Income for the three months ended November 30, 2024 compared to the three months ended November 25, 2023:

	Three Months Ended
($ in millions, except per share data)	November 30, 2024	% of Revenues(1)	November 25, 2023	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$625.6	100.0%	$763.0	100.0%	$(137.4)	(18.0)%
Cost of goods sold	548.8	87.7%	647.2	84.8%	(98.4)	(15.2)%
Gross profit	76.8	12.3%	115.8	15.2%	(39.0)	(33.7)%
Selling, general, and administrative expenses	72.1	11.5%	71.1	9.3%	1.0	1.4%
Amortization	5.6	0.9%	5.6	0.7%	—	(0.3)%
Total operating expenses	77.7	12.4%	76.7	10.1%	1.0	1.3%
Operating (loss) income	(0.9)	(0.1)%	39.1	5.1%	(40.0)	NM
Interest expense, net	5.8	0.9%	4.1	0.5%	1.8	43.4%
Non-operating loss	—	—%	0.6	0.1%	(0.7)	NM
(Loss) income before income taxes	(6.7)	(1.1)%	34.4	4.5%	(41.1)	NM
Income tax (benefit) provision	(1.5)	(0.2)%	8.6	1.1%	(10.0)	NM
Net (loss) income	$(5.2)	(0.8)%	$25.8	3.4%	$(31.0)	NM

Diluted (loss) earnings per share	$(0.18)		$0.78		$(0.96)	NM
Diluted weighted average shares outstanding	28.6		34.7		(6.1)	(17.6)%
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided. In addition, percentages may not add in total due to rounding.
NM: Not meaningful.

Net revenues decreased primarily due to lower unit volume and a reduction in average selling price per unit related to product mix.

Gross profit as a percentage of revenue decreased primarily due to deleverage, higher warranty experience compared to the prior year and product mix, partially offset by operational efficiencies.

Operating expenses increased primarily due to strategic investments, partially offset by cost containment efforts.

The change in our effective tax rate was driven primarily by the current year pre-tax book loss compared to pre-tax book income in the prior year.

Non-GAAP Reconciliation
The following table reconciles net (loss) income to consolidated EBITDA and Adjusted EBITDA for the three months ended November 30, 2024 and November 25, 2023:

	Three Months Ended
(in millions)	November 30, 2024	November 25, 2023
Net (loss) income	$(5.2)	$25.8
Interest expense, net	5.8	4.1
Income tax (benefit) provision	(1.5)	8.6
Depreciation	9.7	8.1
Amortization	5.6	5.6
EBITDA	14.4	52.2
Acquisition-related costs	—	1.3
Contingent consideration fair value adjustment	—	0.8
Non-operating income	—	(0.2)
Adjusted EBITDA	$14.4	$54.1

Reportable Segment Performance Summary
Towable RV
The following is an analysis of key changes in our Towable RV segment for the three months ended November 30, 2024 compared to the three months ended November 25, 2023:

	Three Months Ended
(in millions, except ASP and units)	November 30, 2024	% of Revenues(1)	November 25, 2023	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$254.0		$330.8		$(76.8)	(23.2)%
Adjusted EBITDA	13.6	5.3%	33.1	10.0%	(19.5)	(59.0)%

Average Selling Price ("ASP")(2)	$38,145		$42,072		$(3,927)	(9.3)%

	Three Months Ended
Unit deliveries	November 30, 2024	Product Mix(3)	November 25, 2023	Product Mix(3)	Unit Change	% Change
Travel trailer	4,637	70.1%	5,381	68.6%	(744)	(13.8)%
Fifth wheel	1,979	29.9%	2,465	31.4%	(486)	(19.7)%
Total Towable RV	6,616	100.0%	7,846	100.0%	(1,230)	(15.7)%

Dealer Inventory	November 30, 2024		November 25, 2023		Unit Change	% Change
Units	15,211		16,667		(1,456)	(8.7)%
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided.
(2)    ASP excludes off-invoice dealer incentives.
(3)    Percentages may not add due to rounding differences.

Net revenues decreased primarily due to lower unit volume and a reduction in average selling price per unit related to product mix.

Adjusted EBITDA margin decreased primarily due to volume deleverage and product mix, partially offset by cost containment efforts.

Motorhome RV
The following is an analysis of key changes in our Motorhome RV segment for the three months ended November 30, 2024 compared to the three months ended November 25, 2023:

	Three Months Ended
(in millions, except ASP and units)	November 30, 2024	% of Revenues(1)	November 25, 2023	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$271.7		$334.4		$(62.7)	(18.7)%
Adjusted EBITDA	2.7	1.0%	21.3	6.4%	(18.7)	(87.5)%

ASP(2)	$197,250		$195,120		$2,130	1.1%

	Three Months Ended
Unit deliveries	November 30, 2024	Product Mix(3)	November 25, 2023	Product Mix(3)	Unit Change	% Change
Class A	242	17.0%	481	27.9%	(239)	(49.7)%
Class B	469	33.0%	691	40.2%	(222)	(32.1)%
Class C	711	50.0%	549	31.9%	162	29.5%
Total Motorhome RV	1,422	100.0%	1,721	100.0%	(299)	(17.4)%

Dealer Inventory	November 30, 2024		November 25, 2023		Unit Change	% Change
Units	3,994		4,224		(230)	(5.4)%
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided.
(2)    ASP excludes off-invoice dealer incentives.
(3)    Percentages may not add due to rounding differences.

Net revenues decreased primarily due to lower unit volume related to market conditions.

Adjusted EBITDA margin decreased primarily due to volume deleverage, higher discounts and allowances, and higher warranty experience compared to the prior year, partially offset by operational efficiencies.

Marine
The following is an analysis of key changes in our Marine segment for the three months ended November 30, 2024 compared to the three months ended November 25, 2023:

	Three Months Ended
(in millions, except ASP and units)	November 30, 2024	% of Revenues(1)	November 25, 2023	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$90.5		$87.3		$3.2	3.6%
Adjusted EBITDA	8.4	9.3%	7.2	8.2%	1.2	16.7%

ASP(2)	$79,059		$81,113		$(2,054)	(2.5)%

	Three Months Ended
Unit deliveries	November 30, 2024		November 25, 2023		Unit Change	% Change
Boats	1,171		1,118		53	4.7%

Dealer Inventory(3)	November 30, 2024		November 25, 2023		Unit Change	% Change
Units	3,143		3,767		(624)	(16.6)%
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided.
(2)    ASP excludes off-invoice dealer incentives.
(3)    Due to the nature of the Marine industry, this amount includes a higher proportion of retail sold units than our other segments.

Net revenues increased primarily due to targeted price increases and higher unit volume, partially offset by a reduction in average selling price per unit related to product mix.

Adjusted EBITDA margin increased primarily due to targeted price increases, partially offset by product mix and higher warranty expense.

Analysis of Financial Condition, Liquidity, and Capital Resources
Cash Flows
The following table summarizes our cash flows from operations:

	Three Months Ended
(in millions)	November 30, 2024	November 25, 2023
Total cash used in:
Operating activities	$(16.7)	$(21.4)
Investing activities	(8.0)	(14.7)
Financing activities	(43.7)	(54.2)
Net decrease in cash and cash equivalents	$(68.4)	$(90.3)

Operating Activities
During the three months ended November 30, 2024, net cash used in operating activities was $16.7 million compared to net cash used in operating activities of $21.4 million during the same period last year. The change in operating cash flow is primarily driven by favorable changes in inventory levels and a decrease in accounts receivable due to timing of invoicing and collections, partially offset by lower profitability adjusted for non-cash items and a decrease in accounts payable due to lower production levels.

Investing Activities
Cash used in investing activities decreased primarily due to favorable changes in other investing activities and lower capital expenditures compared to the prior year. Other investing activities include cash proceeds from asset sales and certain strategic investments.

Financing Activities
Cash used in financing activities decreased primarily due to lower share repurchases compared to the prior year.

Debt and Capital
We maintain a $350.0 million asset-based revolving credit facility ("ABL Credit Facility") with a maturity date of July 15, 2027, subject to certain factors which may accelerate the maturity date. As of November 30, 2024, we had no borrowings against the ABL Credit Facility.

As of November 30, 2024, we had $262.5 million in cash and cash equivalents and $350.0 million in unused ABL Credit Facility. Our cash and cash equivalent balances consist of high quality, short-term money market instruments.

On January 23, 2024, we issued $350.0 million in aggregate principal amount of 3.25% unsecured convertible senior notes due 2030 (the "2030 Convertible Notes").

On July 8, 2020, we closed our private offering (the “Senior Secured Notes Offering”) of $300.0 million aggregate principal amount of 6.25% Senior Secured Notes due 2028 (the “Senior Secured Notes”).

On November 1, 2019, we issued $300.0 million in aggregate principal amount of 1.50% unsecured Convertible Senior Notes due 2025 (the “2025 Convertible Notes”). On January 18, 2024, we entered into privately negotiated transactions (the "2025 Convertible Note Repurchases") with certain holders of the 2025 Convertible Notes to repurchase $240.7 million aggregate principal amount of the 2025 Convertible Notes using proceeds received from the 2030 Convertible Notes.

As of November 30, 2024, we had $59.2 million of net debt maturing in the next twelve months that is classified as current on our Consolidated Balance Sheets.

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

Working Capital
Working capital at November 30, 2024 and August 31, 2024 was $556.1 million and $584.0 million, respectively. We currently expect cash on hand, funds generated from operations, and the borrowing available under our ABL Credit Facility to be sufficient to cover both short-term and long-term operating requirements.

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

On August 17, 2022, our Board of Directors authorized a new share repurchase program in the amount of $350.0 million with no time restriction on the authorization, which took effect immediately and replaced the prior program. In the three months ended November 30, 2024, we repurchased approximately 533,000 shares of our own common stock at a cost of $30.0 million under this authorization, and approximately 62,000 shares at a cost of $3.6 million to satisfy tax obligations on employee equity awards vested. We continually evaluate if share repurchases reflect a prudent use of our capital and, subject to compliance with our ABL Credit Facility and Senior Secured Notes, we may purchase shares in the future. As of November 30, 2024, we have $200.0 million remaining on our Board approved repurchase authorization.

On December 18, 2024, our Board of Directors approved a quarterly cash dividend of $0.34 per share payable on January 29, 2025, to common stockholders of record at the close of business on January 15, 2025.

Contractual Obligations and Commercial Commitments
There have been no material changes in our contractual obligations since the end of Fiscal 2024. See our Annual Report on Form 10-K for the fiscal year ended August 31, 2024 for additional information regarding our contractual obligations and commercial commitments.

Critical Accounting Estimates
We describe our critical accounting policies in Note 1 in the Notes to Consolidated Financial Statements included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 31, 2024. We discuss our critical accounting estimates in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 31, 2024. There have been no material changes to our critical accounting policies or critical accounting estimates since the end of Fiscal 2024.

Recently Issued Accounting Pronouncements
For a summary of new applicable accounting pronouncements, see Note 1 in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Safe Harbor Statement Under the Private Securities Litigation Reform Act
Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as "anticipate," "assume," "believe," "estimate," "expect," "guidance," "intend," "outlook," "plan," "project," and other words and terms of similar meaning. Such statements reflect our current views and estimates with respect to future market conditions, company performance and financial results, operational investments, business prospects, new strategies, the competitive environment, and other events. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the potential results discussed in such forward-looking statements. Readers should review Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended August 31, 2024, and Item 1A of Part II of this Quarterly Report on Form 10-Q, for a description of important factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. Among the factors that could cause actual results and outcomes to differ materially from those contained in such forward-looking statements are the following:
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

Interest rate risk
The ABL Credit Facility, which is our only floating rate debt instrument, remains undrawn as of November 30, 2024.

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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the first quarter of Fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
For a description of our legal proceedings, see Note 9 in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended August 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Stock Repurchases
Purchases of our common stock during each fiscal month of the first quarter of Fiscal 2025 are as follows:

Period	Total Number of Shares Purchased(1,2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1,2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
9/1/24 - 10/5/24	—	$—	—	$230.0
10/6/24 - 11/2/24	594,702	56.46	532,764	200.0
11/3/24 - 11/30/24	239	61.10	—	200.0
Total	594,941	$56.46	532,764	$200.0
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

Our Senior Secured Notes, as defined in Note 8 in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, contain occurrence based restrictions that may limit our ability to make distributions or payments with respect to purchases of our common stock without consent of the lenders, except for limited purchases of our common stock from employees, in the event of a significant reduction in our EBITDA or in the event of a significant borrowing on our ABL Credit Facility.

Item 5. Other Information
During the quarter ended November 30, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

WINNEBAGO INDUSTRIES, INC.

Date:	December 20, 2024	By:	/s/ Michael J. Happe
Michael J. Happe
Chief Executive Officer, President
(Principal Executive Officer)

Date:	December 20, 2024	By:	/s/ Bryan L. Hughes
Bryan L. Hughes
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer)