Form 10-Q
period 2025-03-01
WINNEBAGO INDUSTRIES INC
filed 2025-03-27
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 1, 2025

or

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

As of March 20, 2025, there were 28,025,371 shares of common stock, par value $0.50 per share, outstanding.

Winnebago Industries, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 1, 2025

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Winnebago Industries, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
(in millions, except per share data)	March 1, 2025	February 24, 2024	March 1, 2025	February 24, 2024
Net revenues	$620.2	$703.6	$1,245.8	$1,466.6
Cost of goods sold	537.1	598.3	1,085.9	1,245.5
Gross profit	83.1	105.3	159.9	221.1
Selling, general, and administrative expenses	69.7	64.2	141.8	135.3
Amortization	5.6	5.7	11.2	11.3
Total operating expenses	75.3	69.9	153.0	146.6
Operating income	7.8	35.4	6.9	74.5
Interest expense, net	6.8	5.3	12.6	9.4
Loss on note repurchase	2.0	32.7	2.0	32.7
Non-operating (income) loss	(0.6)	3.0	(0.6)	3.6
(Loss) income before income taxes	(0.4)	(5.6)	(7.1)	28.8
Income tax provision (benefit)	—	7.1	(1.5)	15.7
Net (loss) income	$(0.4)	$(12.7)	$(5.6)	$13.1

(Loss) earnings per common share:
Basic	$(0.02)	$(0.43)	$(0.20)	$0.45
Diluted	$(0.02)	$(0.43)	$(0.20)	$0.44

Weighted average common shares outstanding:
Basic	28.1	29.2	28.4	29.4
Diluted	28.1	29.2	28.4	29.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Balance Sheets

(in millions, except per share data)	March 1, 2025	August 31, 2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$115.5	$330.9
Receivables, less allowance for credit losses ($0.2 and $0.2, respectively)	201.6	183.5
Inventories, net	460.2	438.7
Prepaid expenses and other current assets	34.9	35.6
Total current assets	812.2	988.7
Property, plant, and equipment, net	337.2	338.9
Goodwill	484.2	484.2
Other intangible assets, net	467.9	479.0
Investment in life insurance	29.4	29.6
Operating lease assets	44.7	46.6
Other long-term assets	18.4	17.2
Total assets	$2,194.0	$2,384.2

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$144.5	$144.7
Current maturities of long-term debt, net	59.3	59.1
Accrued expenses:
Accrued compensation	33.8	35.9
Product warranties	66.7	78.9
Self-insurance	16.1	20.2
Promotional	27.5	30.4
Accrued interest and dividends	3.9	14.6
Other current liabilities	22.0	20.9
Total current liabilities	373.8	404.7
Non-current liabilities
Long-term debt, net	539.4	637.1
Deferred income tax liabilities, net	2.7	3.0
Unrecognized tax benefits	5.6	5.4
Long-term operating lease liabilities	42.8	45.6
Other long-term liabilities	13.4	15.1
Total liabilities	977.7	1,110.9
Contingent liabilities and commitments (Note 9)
Shareholders' equity:
Preferred stock, par value $0.01: 10.0 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.50: 120.0 shares authorized; 51.8 shares issued	25.9	25.9
Additional paid-in capital	199.0	194.2
Retained earnings	1,708.0	1,723.3
Accumulated other comprehensive loss	(0.4)	(0.4)
Treasury stock, at cost: 23.8 and 23.0 shares, respectively	(716.2)	(669.7)
Total shareholders' equity	1,216.3	1,273.3
Total liabilities and shareholders' equity	$2,194.0	$2,384.2
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(in millions)	March 1, 2025	February 24, 2024
Operating activities
Net (loss) income	$(5.6)	$13.1
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation	19.1	16.6
Amortization	11.2	11.3
Amortization of debt issuance costs	1.6	1.6
Last in, first-out ("LIFO") expense	(0.4)	0.1
Stock-based compensation	10.8	8.1
Deferred income taxes	(0.3)	1.9
Loss on note repurchase	2.0	32.7
Contingent consideration fair value adjustment	—	1.1
Other, net	(0.7)	3.0
Change in operating assets and liabilities, net of assets and liabilities acquired
Receivables, net	(18.1)	(55.9)
Inventories, net	(21.0)	4.3
Prepaid expenses and other assets	5.1	1.3
Accounts payable	(1.3)	(8.6)
Income taxes and unrecognized tax benefits	(1.7)	3.5
Accrued expenses and other liabilities	(27.9)	(30.3)
Net cash (used in) provided by operating activities	(27.2)	3.8

Investing activities
Purchases of property, plant, and equipment	(18.4)	(22.8)
Other, net	3.2	(2.7)
Net cash used in investing activities	(15.2)	(25.5)

Financing activities
Borrowings on long-term debt	—	1,805.7
Repayments on long-term debt	(100.5)	(1,749.5)
Payments for convertible note bond hedge	—	(68.7)
Proceeds from issuance of convertible note warrant	—	31.3
Proceeds from partial unwind of convertible note bond hedge	—	55.8
Payments for partial unwind of convertible note warrant	—	(25.3)
Payments of cash dividends	(19.8)	(18.7)
Payments for repurchases of common stock	(53.6)	(44.2)
Payments of debt issuance costs	—	(9.7)
Other, net	0.9	0.8
Net cash used in financing activities	(173.0)	(22.5)

Net decrease in cash and cash equivalents	(215.4)	(44.2)
Cash and cash equivalents at beginning of period	330.9	309.9
Cash and cash equivalents at end of period	$115.5	$265.7

Supplemental Disclosures
Income taxes paid, net	$1.6	$10.8
Interest paid	16.6	13.2

Non-cash investing and financing activities
Capital expenditures in accounts payable	$5.1	$2.7
Accrued debt issuance costs	—	0.5
Increase in lease assets in exchange for lease liabilities:
Operating leases	2.3	—
Finance leases	0.2	0.7
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Three Months Ended March 1, 2025
(in millions)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balances at November 30, 2024	51.8	$25.9	$194.3	$1,718.1	$(0.4)	(23.4)	$(697.7)	$1,240.2
Stock-based compensation	—	—	5.2	—	—	—	0.1	5.3
Issuance of stock for employee benefit and stock-based awards, net	—	—	(0.3)	—	—	—	1.4	1.1
Repurchase of common stock	—	—	(0.2)	—	—	(0.5)	(20.0)	(20.2)
Common stock dividends; $0.34 per share	—	—	—	(9.7)	—	—	—	(9.7)
Net loss	—	—	—	(0.4)	—	—	—	(0.4)
Balances at March 1, 2025	51.8	$25.9	$199.0	$1,708.0	$(0.4)	(23.9)	$(716.2)	$1,216.3

	Three Months Ended February 24, 2024
(in millions)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balances at November 25, 2023	51.8	$25.9	$196.4	$1,773.6	$(0.4)	(22.6)	$(641.5)	$1,354.0
Partial repurchase of convertible notes	—	—	(22.2)	—	—	—	—	(22.2)
Partial unwind of convertible note bond hedge	—	—	55.8	—	—	—	—	55.8
Partial unwind of convertible note warrant	—	—	(25.3)	—	—	—	—	(25.3)
Convertible note bond hedge purchase, net of tax of $16.8	—	—	(51.9)	—	—	—	—	(51.9)
Issuance of convertible note warrant	—	—	31.3	—	—	—	—	31.3
Stock-based compensation	—	—	3.5	—	—	—	—	3.5
Issuance of stock for employee benefit and stock-based awards, net	—	—	0.5	—	—	0.1	0.9	1.4
Common stock dividends; $0.31 per share	—	—	—	(9.3)	—	—	—	(9.3)
Net loss	—	—	—	(12.7)	—	—	—	(12.7)
Balances at February 24, 2024	51.8	$25.9	$188.1	$1,751.6	$(0.4)	(22.5)	$(640.6)	$1,324.6

	Six Months Ended March 1, 2025
(in millions, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balances at August 31, 2024	51.8	$25.9	$194.2	$1,723.3	$(0.4)	(23.0)	$(669.7)	$1,273.3
Stock-based compensation	—	—	10.7	—	—	—	0.1	10.8
Issuance of stock for employee benefit and stock-based awards, net	—	—	(5.4)	—	—	0.2	7.0	1.6
Repurchase of common stock	—	—	(0.5)	—	—	(1.1)	(53.6)	(54.1)
Common stock dividends; $0.34 per share	—	—	—	(9.7)	—	—	—	(9.7)
Net loss	—	—	—	(5.6)	—	—	—	(5.6)
Balances at March 1, 2025	51.8	$25.9	$199.0	$1,708.0	$(0.4)	(23.9)	$(716.2)	$1,216.3

	Six Months Ended February 24, 2024
(in millions, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balances at August 26, 2023	51.8	$25.9	$197.7	$1,747.8	$(0.4)	(22.0)	$(602.9)	$1,368.1
Partial repurchase of convertible notes	—	—	(22.2)	—	—	—	—	(22.2)
Partial unwind of convertible note bond hedge	—	—	55.8	—	—	—	—	55.8
Partial unwind of convertible note warrant	—	—	(25.3)	—	—	—	—	(25.3)
Convertible note bond hedge purchase, net of tax of $16.8	—	—	(51.9)	—	—	—	—	(51.9)
Issuance of convertible note warrant	—	—	31.3	—	—	—	—	31.3
Stock-based compensation	—	—	8.1	—	—	—	—	8.1
Issuance of stock for employee benefit and stock-based awards, net	—	—	(5.1)	—	—	0.2	6.5	1.4
Repurchase of common stock	—	—	(0.3)	—	—	(0.7)	(44.2)	(44.5)
Common stock dividends; $0.31 per share	—	—	—	(9.3)	—	—	—	(9.3)
Net income	—	—	—	13.1	—	—	—	13.1
Balances at February 24, 2024	51.8	$25.9	$188.1	$1,751.6	$(0.4)	(22.5)	$(640.6)	$1,324.6

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

Comprehensive Income
Comprehensive income represents the change in stockholders’ equity from transactions and other events and circumstances from sources other than shareholders. As of March 1, 2025 and February 24, 2024, the difference between comprehensive income and net (loss) income was not material.

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

Financial information by reportable segment is as follows:

	Three Months Ended		Six Months Ended
(in millions)	March 1, 2025	February 24, 2024	March 1, 2025	February 24, 2024
Net Revenues
Towable RV	$288.2	$284.7	$542.2	$615.5
Motorhome RV	235.6	338.4	507.3	672.8
Marine	81.7	69.8	172.2	157.1
Reportable segment net revenues	605.5	692.9	1,221.7	1,445.4
Corporate / All Other	14.7	10.7	24.1	21.2
Consolidated net revenues	$620.2	$703.6	$1,245.8	$1,466.6

Adjusted EBITDA
Towable RV	$17.0	$26.8	$30.6	$59.9
Motorhome RV	5.2	26.0	7.9	47.3
Marine	7.7	4.4	16.1	11.6
Reportable segment Adjusted EBITDA	29.9	57.2	54.6	118.8
Corporate / All Other	(7.1)	(7.4)	(17.4)	(14.9)
Consolidated Adjusted EBITDA	$22.8	$49.8	$37.2	$103.9

Capital Expenditures
Towable RV	$1.1	$0.2	$2.0	$2.6
Motorhome RV	6.4	6.7	13.9	14.0
Marine	0.7	1.7	2.0	2.9
Reportable segment capital expenditures	8.2	8.6	17.9	19.5
Corporate / All Other	0.2	2.4	0.5	3.3
Consolidated capital expenditures	$8.4	$11.0	$18.4	$22.8

(in millions)	March 1, 2025	August 31, 2024
Assets
Towable RV	$723.7	$719.0
Motorhome RV	851.3	788.0
Marine	373.7	377.8
Reportable segment assets	1,948.7	1,884.8
Corporate / All Other	245.3	499.4
Consolidated assets	$2,194.0	$2,384.2

Reconciliation of net (loss) income to consolidated Adjusted EBITDA is as follows:

	Three Months Ended		Six Months Ended
(in millions)	March 1, 2025	February 24, 2024	March 1, 2025	February 24, 2024
Net (loss) income	$(0.4)	$(12.7)	$(5.6)	$13.1
Interest expense, net	6.8	5.3	12.6	9.4
Income tax provision (benefit)	—	7.1	(1.5)	15.7
Depreciation	9.4	8.5	19.1	16.6
Amortization	5.6	5.7	11.2	11.3
EBITDA	21.4	13.9	35.8	66.1
Acquisition-related costs	—	0.2	—	1.5
Change in fair value of note receivable	—	3.0	—	3.0
Contingent consideration fair value adjustment	—	0.3	—	1.1
Loss on note repurchase	2.0	32.7	2.0	32.7
Non-operating income	(0.6)	(0.3)	(0.6)	(0.5)
Adjusted EBITDA	$22.8	$49.8	$37.2	$103.9

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

	Fair Value at	Fair Value Hierarchy
(in millions)	March 1, 2025	Level 1	Level 2	Level 3
Assets that fund deferred compensation
Domestic equity funds	$2.1	$2.1	$—	$—
International equity funds	0.1	0.1	—	—
Fixed income funds	0.1	0.1	—	—
Total assets at fair value	$2.3	$2.3	$—	$—

	Fair Value at	Fair Value Hierarchy
(in millions)	August 31, 2024	Level 1	Level 2	Level 3
Assets that fund deferred compensation
Domestic equity funds	$2.1	$2.1	$—	$—
International equity funds	0.1	0.1	—	—
Total assets at fair value	$2.2	$2.2	$—	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain non-financial assets are measured at fair value on a nonrecurring basis. These assets primarily include goodwill, intangible assets, property, plant and equipment, and right-of-use lease assets. These assets were originally recognized at amounts equal to the fair value determined at date of acquisition or purchase. If certain triggering events occur, or if an annual impairment test is required, we will evaluate the non-financial asset for impairment. If an impairment has occurred, the asset will be written down to its current estimated fair value. No impairments were recorded for non-financial assets in the six months ended March 1, 2025 or February 24, 2024.

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

Note 4.    Inventories
Inventories consist of the following:

(in millions)	March 1, 2025	August 31, 2024
Finished goods	$100.9	$81.3
Work-in-process	142.5	171.9
Raw materials	268.5	237.6
Total	511.9	490.8
Less: Excess of First-in, first-out ("FIFO") over LIFO cost	51.7	52.1
Inventories, net	$460.2	$438.7

Inventory valuation methods consist of the following:

(in millions)	March 1, 2025	August 31, 2024
LIFO basis	$265.5	$264.6
FIFO basis	246.4	226.2
Total	$511.9	$490.8

The above value of inventories, before reduction for the LIFO reserve, approximates replacement cost at the respective dates.

Note 5.    Property, Plant, and Equipment
Property, plant, and equipment is stated at cost, net of accumulated depreciation, and consists of the following:

(in millions)	March 1, 2025	August 31, 2024
Land	$14.6	$14.6
Buildings and building improvements	278.5	279.3
Machinery and equipment	178.0	171.8
Software	72.7	72.0
Transportation	7.6	7.8
Construction in progress	32.6	24.5
Property, plant, and equipment, gross	584.0	570.0
Less: Accumulated depreciation	246.8	231.1
Property, plant, and equipment, net	$337.2	$338.9

Depreciation expense was $9.4 million and $8.5 million for the three months ended March 1, 2025 and February 24, 2024, respectively; and $19.1 million and $16.6 million for the six months ended March 1, 2025 and February 24, 2024, respectively.

Note 6.    Goodwill and Intangible Assets

The carrying amount of goodwill by reportable segment is as follows:

(in millions)	Towable RV	Motorhome RV	Marine	Corporate / All Other	Total
Balances at March 1, 2025 and August 31, 2024(1)	$244.7	$73.1	$136.1	$30.3	$484.2
(1) There was no activity in the six months ended March 1, 2025.

Other intangible assets, net of accumulated amortization, consist of the following:

	March 1, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Indefinite-lived trade names	$352.3	$—	$352.3
Finite-lived trade name	4.1	1.1	3.0
Dealer networks/customer relationships	183.6	99.3	84.3
Backlog	43.6	43.5	0.1
Developed technology	38.3	10.1	28.2
Non-compete agreements	6.6	6.6	—
Other intangible assets	$628.5	$160.6	$467.9

	August 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Indefinite-lived trade names	$352.3	$—	$352.3
Finite-lived trade name	4.1	0.8	3.3
Dealer networks/customer relationships	183.6	91.5	92.1
Backlog	43.6	43.2	0.4
Developed technology	38.3	7.4	30.9
Non-compete agreements	6.6	6.6	—
Other intangible assets	$628.5	$149.5	$479.0

The weighted average remaining amortization period for finite-lived intangible assets as of March 1, 2025 was approximately six years.

Estimated future amortization expense related to finite-lived intangible assets is as follows:

(in millions)	Amortization
Remainder of Fiscal 2025	$10.9
Fiscal 2026	21.7
Fiscal 2027	21.7
Fiscal 2028	21.4
Fiscal 2029	15.5
Fiscal 2030	12.3
Thereafter	12.1
Total amortization expense remaining	$115.6

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

Changes in the product warranty liability are as follows:

	Three Months Ended		Six Months Ended
(in millions)	March 1, 2025	February 24, 2024	March 1, 2025	February 24, 2024
Balance at beginning of period	$72.5	$91.8	$78.9	$97.8
Provision	19.8	21.5	40.3	39.9
Claims paid	(25.6)	(24.0)	(52.5)	(48.4)
Balance at end of period	$66.7	$89.3	$66.7	$89.3

Note 8.     Debt
The following table summarizes our outstanding debt:

(in millions)	March 1, 2025	August 31, 2024
ABL Credit Facility	$—	$—
Senior Secured Notes	200.0	300.0
2030 Convertible Notes	350.0	350.0
2025 Convertible Notes	59.3	59.3
Total debt, gross	609.3	709.3
Unamortized debt issuance cost, net	(10.6)	(13.1)
Current maturities of long-term debt, net	(59.3)	(59.1)
Long-term debt, net	$539.4	$637.1

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

On February 3, 2025, we commenced a tender offer to purchase for cash up to $75.0 million aggregate principal amount of the Senior Secured Notes ("the Tender Offer"). On February 18, 2025, we amended the Tender Offer by increasing the maximum aggregate principal amount of Notes to $100.0 million. On February 20, 2025, $100.0 million aggregate principal amount of the Senior Secured Notes were validly tendered and accepted. In connection with the Senior Secured Notes Tender Offer, we recorded a loss on note repurchase of $2.0 million in the accompanying Consolidated Statements of Income during the quarter. In addition, accrued interest of $0.6 million was paid in connection with the Tender Offer.

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

The initial conversion rate of the 2030 Convertible Notes was 11.3724 shares of common stock per $1,000 principal amount of 2030 Convertible Notes, which is equal to an initial conversion price of approximately $87.93 per share. The conversion rate is subject to adjustment upon the occurrence of events specified in the Indenture to the 2030 Convertible Notes but will not be adjusted for accrued and unpaid interest on any 2030 Convertible Note being converted. In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture to the 2030 Convertible Notes) during the make-whole fundamental change conversion period (as defined in the Indenture to the 2030 Convertible Notes), we will, in certain circumstances, increase the conversion rate by the number of additional shares described in the Indenture to the 2030 Convertible Notes for a holder that elects to convert such holder’s 2030 Convertible Notes in connection with such make-whole fundamental change. As of March 1, 2025, there have been no changes to the initial conversion rate.

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

Accounting Treatment of the 2030 Convertible Notes and Related 2030 Hedge Transactions and 2030 Warrant Transactions
The 2030 Convertible Notes are accounted for as a single liability measured at amortized cost. Interest expense, representing the amortization of the $10.2 million of debt issuance costs as well as the contractual interest expense are amortized using an effective interest rate of 3.8% over the term of the 2030 Convertible Notes. We recorded $3.3 million and $6.5 million of interest expense during the three and six months ended March 1, 2025.

The net after-tax cost incurred in connection with the 2030 Call Spread Transactions was $20.6 million. These transactions are classified as equity and are not remeasured each reporting period.

2025 Convertible Notes
On November 1, 2019, we issued $300.0 million in aggregate principal amount of 1.5% unsecured convertible senior notes due 2025 (the “2025 Convertible Notes”), of which $59.3 million of aggregate principal amount of 2025 Convertible Notes remain outstanding at March 1, 2025. The net proceeds from the issuance of the 2025 Convertible Notes, after deducting the initial purchasers' transaction fees and offering expense payable by us, were approximately $290.2 million. The 2025 Convertible Notes bear interest at the annual rate of 1.5%, payable on April 1 and October 1 of each year, beginning on April 1, 2020, and will mature on April 1, 2025, unless earlier converted or repurchased by us.

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

The conversion rate of the 2025 Convertible Notes may be adjusted in certain circumstances, including in connection with a conversion of the 2025 Convertible Notes made following certain fundamental changes and under other circumstances set forth in the Indenture to the 2025 Convertible Notes. As of March 1, 2025, the conversion rate was 16.2082 shares of common stock per $1,000 principal amount of 2025 Convertible Notes, which is equivalent to a conversion price of approximately $61.70. The difference between the initial conversion rate and the conversion rate as of March 1, 2025 is due to cash dividends that have been declared following the issuance of the 2025 Convertible Notes.

Since October 1, 2024, the 2025 Convertible Notes are convertible at any time at the option of the holder. It is our current intent to settle all conversions of the 2025 Convertible Notes in cash. Our ability to cash settle may be limited depending on the stock price at the time of conversion.

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

Accounting Treatment of the 2025 Convertible Notes and Related 2025 Hedge Transactions and 2025 Warrant Transactions
The 2025 Convertible Notes are accounted for as a single liability measured at amortized cost. Interest expense, representing the amortization of the remaining debt issuance costs as well as the contractual interest expense are amortized using an effective interest rate of 2.1% over the term of the 2025 Convertible Notes. We recorded $0.3 million and $1.1 million of interest expense during the three months ended March 1, 2025 and February 24, 2024, respectively; and we recorded $0.6 million and $2.7 million of interest expense during the six months ended March 1, 2025 and February 24, 2024, respectively.

The 2025 Call Spread Transactions are classified as equity and are not remeasured each reporting period.

Fair Value and Future Maturities
The fair value of outstanding debt obligations, gross is as follows:

(in millions)	March 1, 2025	August 31, 2024
ABL Credit Facility	$—	$—
Senior Secured Notes	200.1	299.0
2030 Convertible Notes	313.8	344.2
2025 Convertible Notes	59.1	63.2
Total debt, gross	$573.0	$706.4

Aggregate contractual maturities of debt in future fiscal years are as follows:

(in millions)	Amount
Remainder of Fiscal 2025	$59.3
Fiscal 2026	—
Fiscal 2027	—
Fiscal 2028	200.0
Fiscal 2029	—
Fiscal 2030	350.0
Thereafter	—
Total debt, gross	$609.3

We were in compliance with all of our financial debt covenants as of March 1, 2025.

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

Our repurchase agreements generally provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 24 months, provide that our liability will be the lesser of remaining principal owed by the dealer to the lending institution, or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our liability cannot exceed 100% of the dealer invoice. In certain instances, we also repurchase inventory from dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of recreational vehicles or boats to repurchase current inventory if a dealership exits the business. The total contingent liability on all repurchase agreements was approximately $1,750.1 million and $1,673.7 million at March 1, 2025 and August 31, 2024, respectively.

Our loss reserve for repurchase commitments contains uncertainties because the calculation requires management to make assumptions and apply judgment regarding a number of factors. Our risk of loss related to these repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period-end reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on these repurchase agreements and our historical loss experience, an associated loss reserve is established, which is included in other current liabilities on the Consolidated Balance Sheets. Our repurchase accrual was $1.1 million and $1.1 million at March 1, 2025 and August 31, 2024, respectively. Repurchase risk is affected by the credit worthiness of our dealer network. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to establish the loss reserve for repurchase commitments.

There was no material activity related to repurchase agreements during the six months ended March 1, 2025 and February 24, 2024.

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

Note 10. Revenue
All operating revenue is generated from contracts with customers. Our primary revenue source is generated through the sale of manufactured towable RV units, motorhome RV units and marine units to our independent dealer network (our customers). The following table disaggregates revenue by reportable segment and product category:

	Three Months Ended		Six Months Ended
(in millions)	March 1, 2025	February 24, 2024	March 1, 2025	February 24, 2024
Net Revenues
Towable RV
Fifth Wheel	$153.1	$143.2	$278.8	$306.1
Travel Trailer	128.5	134.3	248.1	292.3
Other(1)	6.6	7.2	15.3	17.1
Total Towable RV	288.2	284.7	542.2	615.5
Motorhome RV
Class A	104.6	130.9	206.3	295.8
Class B	31.6	77.0	84.6	149.3
Class C and Other(1)	99.4	130.5	216.4	227.7
Total Motorhome RV	235.6	338.4	507.3	672.8
Marine	81.7	69.8	172.2	157.1
Corporate / All Other(2)	14.7	10.7	24.1	21.2
Consolidated Net Revenues	$620.2	$703.6	$1,245.8	$1,466.6
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

Concentration of Risk
One single dealer organization accounted for approximately 10.8% of net revenue for the six months ended March 1, 2025. No single dealer organization accounted for more than 10% of net revenue for the six months ended February 24, 2024.

Note 11. Income Taxes
Our effective tax rate was 8.1% and (126.1)% for the three months ended March 1, 2025 and February 24, 2024, respectively; and 21.0% and 54.4% for the six months ended March 1, 2025 and February 24, 2024, respectively. The change in our effective tax rate for the three months ended March 1, 2025 compared to the three months ended February 24, 2024 was driven primarily prior year's non-deductible loss on note repurchase and current period pre-tax loss. The decrease in tax rate for the six months ended March 1, 2025 compared to the six months ended February 24, 2024 was driven primarily by the impact of the prior year non-deductible loss on note repurchase as well as the current year to date pre-tax book loss.

As of March 1, 2025, $9.8 million of U.S. federal income taxes receivable was included in prepaid expenses and other current assets on the Consolidated Balance Sheets. Comparatively, as of August 31, 2024, $6.8 million of U.S. federal income taxes receivable was included in prepaid expenses and other current assets on the Consolidated Balance Sheets.

We file a U.S. Federal tax return, as well as returns in various international and state jurisdictions. As of March 1, 2025, our U.S. Federal returns from Fiscal 2021 to present are subject to review by the Internal Revenue Service. With limited exceptions, U.S. state returns from Fiscal 2020 to present continue to be subject to review by state taxing jurisdictions. We are currently under review by certain U.S. state tax authorities for Fiscal 2020 through Fiscal 2023. We believe we have adequately reserved for our exposure to potential additional payments for uncertain tax positions in our liability for unrecognized tax benefits.

Note 12. Earnings Per Share
Basic and diluted (loss) earnings per share are calculated as follows:

	Three Months Ended		Six Months Ended
(in millions, except per share data)	March 1, 2025	February 24, 2024	March 1, 2025	February 24, 2024
Earnings per share - basic
Net (loss) income	$(0.4)	$(12.7)	$(5.6)	$13.1
Weighted average common shares outstanding	28.1	29.2	28.4	29.4
Basic (loss) earnings per common share(1)	$(0.02)	$(0.43)	$(0.20)	$0.45

Earnings per share - diluted
Net (loss) income	$(0.4)	$(12.7)	$(5.6)	$13.1
Diluted net (loss) income	$(0.4)	$(12.7)	$(5.6)	$13.1

Weighted average common shares outstanding	28.1	29.2	28.4	29.4
Dilutive impact of stock compensation awards	—	—	—	0.3
Weighted average common shares outstanding, assuming dilution	28.1	29.2	28.4	29.7

Anti-dilutive securities excluded from weighted average common shares outstanding, assuming dilution	0.5	0.5	0.4	0.2

Diluted (loss) earnings per common share(1)	$(0.02)	$(0.43)	$(0.20)	$0.44
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

Overview
Winnebago Industries, Inc. is a leading North American manufacturer of outdoor lifestyle products under the Winnebago, Grand Design, Chris-Craft, Newmar and Barletta Boat brands, which are used primarily in leisure travel and outdoor recreation activities. We also design and manufacture advanced battery solutions that deliver “house power,” supporting internal electrical features and appliances for a variety of outdoor products including RVs, boats, specialty and other low-speed vehicles, as well as other industrial applications. Other products manufactured by us consist primarily of original equipment manufacturing parts for other manufacturers and commercial vehicles. We produce our motorhome RV units in Iowa and Indiana; our towable RV units in Indiana; our marine units in Indiana and Florida; and our battery solutions in Florida. We distribute our RV and marine products primarily through independent dealers across the U.S. and Canada, who then retail the products to the end consumer. We also distribute our marine products internationally through independent dealers, who then retail the products to the end consumer. Our battery solutions are primarily sold to customers in the U.S.

Known Trends and Uncertainties
Our business continues to be challenged by macroeconomic conditions impacting retail consumers and our dealers, such as inflation and elevated interest rates. These factors have contributed to lower consumer spending and reduced short-term demand for large discretionary products such as RVs and marine products. In response, our dealers continue to exercise caution when managing stocking levels. In the first six months of Fiscal 2025, these trends resulted in decreased sales due to declines in unit volume. We expect that as consumer demand stabilizes, which we anticipate will occur as we enter the spring selling season, dealers will return to more stable ordering patterns. We continue to produce and ship in accordance with dealer demand as evidenced and requested by dealer orders. In addition, we are closely monitoring the potential impact of new or additional U.S. tariffs and retaliatory measures from other countries, which may affect material costs or supply.

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

Included in "Results of Operations" below for the three and six months ended March 1, 2025 compared to the comparable prior year period is a reconciliation of EBITDA and Adjusted EBITDA from net (loss) income, the most directly comparable GAAP measure. We have included these non-GAAP performance measures as a comparable measure to illustrate the effect of non-recurring transactions that occurred during the reported periods and to improve comparability of our results from period to period.

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

Results of Operations - Three Months Ended March 1, 2025 Compared to Three Months Ended February 24, 2024

Consolidated Performance Summary
The following is an analysis of changes in key items included in the Consolidated Statements of Income for the three months ended March 1, 2025 compared to the three months ended February 24, 2024:

	Three Months Ended
($ in millions, except per share data)	March 1, 2025	% of Revenues(1)	February 24, 2024	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$620.2	100.0%	$703.6	100.0%	$(83.3)	(11.8)%
Cost of goods sold	537.1	86.6%	598.3	85.0%	(61.1)	(10.2)%
Gross profit	83.1	13.4%	105.3	15.0%	(22.2)	(21.1)%
Selling, general, and administrative expenses	69.7	11.2%	64.2	9.1%	5.5	8.6%
Amortization	5.6	0.9%	5.7	0.8%	(0.1)	(1.1)%
Total operating expenses	75.3	12.1%	69.9	9.9%	5.5	7.8%
Operating income	7.8	1.3%	35.4	5.0%	(27.7)	(78.0)%
Interest expense, net	6.8	1.1%	5.3	0.8%	1.3	24.9%
Loss on note repurchase	2.0	0.3%	32.7	4.7%	(30.8)	(94.0)%
Non-operating (income) loss	(0.6)	(0.1)%	3.0	0.4%	(3.4)	NM
Loss before income taxes	(0.4)	(0.1)%	(5.6)	(0.8)%	5.2	(91.8)%
Income tax provision	—	—%	7.1	1.0%	(7.1)	NM
Net loss	$(0.4)	(0.1)%	$(12.7)	(1.8)%	$12.3	(96.7)%

Diluted loss per share	$(0.02)		$(0.43)		$0.41	(95.3)%
Diluted weighted average shares outstanding	28.1		29.2		(1.1)	(3.8)%
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided. In addition, percentages may not add in total due to rounding.
NM:    Not meaningful.

Net revenues decreased primarily due to a reduction in average selling price per unit related to product mix, partially offset by targeted price increases. Volume was essentially flat, with reductions in the Motorhome RV segment mostly offset by volume increases in the Towable RV and Marine segments.

Gross profit as a percentage of revenue decreased primarily due to deleverage associated with product mix, partially offset by operational efficiencies.

Operating expenses increased primarily due to the mix of incentive-based compensation plans relative to performance across our businesses and investments to support Grand Design motorized growth and growth in the Barletta business.

The loss on note repurchase recorded in the three months ended March 1, 2025 is related to the tender of $100.0 million of our Senior Secured Notes. The loss on note repurchase recorded in the three months ended February 24, 2024 is related to the refinancing of the 2025 Convertible Notes. Refer to Note 8 in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information.

The change in our effective tax rate was driven primarily by the prior year non-deductible loss on convertible note repurchase and the current year pre-tax book loss compared to pre-tax book income in the prior year.

Non-GAAP Reconciliation
The following table reconciles net (loss) income to consolidated EBITDA and Adjusted EBITDA for the three months ended March 1, 2025 and February 24, 2024:

	Three Months Ended
(in millions)	March 1, 2025	February 24, 2024
Net loss	$(0.4)	$(12.7)
Interest expense, net	6.8	5.3
Income tax provision	—	7.1
Depreciation	9.4	8.5
Amortization	5.6	5.7
EBITDA	21.4	13.9
Acquisition-related costs	—	0.2
Change in fair value of note receivable	—	3.0
Contingent consideration fair value adjustment	—	0.3
Loss on note repurchase	2.0	32.7
Non-operating income	(0.6)	(0.3)
Adjusted EBITDA	$22.8	$49.8

Reportable Segment Performance Summary
Towable RV
The following is an analysis of key changes in our Towable RV segment for the three months ended March 1, 2025 compared to the three months ended February 24, 2024:

	Three Months Ended
(in millions, except ASP and units)	March 1, 2025	% of Revenues(1)	February 24, 2024	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$288.2		$284.7		$3.5	1.2%
Adjusted EBITDA	17.0	5.9%	26.8	9.4%	(9.8)	(36.5)%

Average Selling Price ("ASP")(2)	$39,559		$41,852		$(2,293)	(5.5)%

	Three Months Ended
Unit deliveries	March 1, 2025	Product Mix(3)	February 24, 2024	Product Mix(3)	Unit Change	% Change
Travel trailer	4,828	66.8%	4,486	66.5%	342	7.6%
Fifth wheel	2,397	33.2%	2,261	33.5%	136	6.0%
Total Towable RV	7,225	100.0%	6,747	100.0%	478	7.1%
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided.
(2)    ASP excludes off-invoice dealer incentives.
(3)    Percentages may not add due to rounding differences.

Net revenues increased primarily due to unit volume, partially offset by a shift in product mix toward lower price-point models.

Adjusted EBITDA margin decreased primarily due to product mix, higher warranty experience compared to prior year, and higher input costs.

Motorhome RV
The following is an analysis of key changes in our Motorhome RV segment for the three months ended March 1, 2025 compared to the three months ended February 24, 2024:

	Three Months Ended
(in millions, except ASP and units)	March 1, 2025	% of Revenues(1)	February 24, 2024	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$235.6		$338.4		$(102.7)	(30.4)%
Adjusted EBITDA	5.2	2.2%	26.0	7.7%	(20.7)	(79.8)%

ASP(2)	$209,259		$189,246		$20,013	10.6%

	Three Months Ended
Unit deliveries	March 1, 2025	Product Mix(3)	February 24, 2024	Product Mix(3)	Unit Change	% Change
Class A	278	24.3%	371	20.5%	(93)	(25.1)%
Class B	283	24.7%	648	35.8%	(365)	(56.3)%
Class C	583	51.0%	792	43.7%	(209)	(26.4)%
Total Motorhome RV	1,144	100.0%	1,811	100.0%	(667)	(36.8)%
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided.
(2)    ASP excludes off-invoice dealer incentives.
(3)    Percentages may not add due to rounding differences.

Net revenues decreased primarily due to lower unit volume related to current market conditions, partially offset by favorable product mix.

Adjusted EBITDA margin decreased primarily due to volume deleverage, partially offset by operational efficiencies and favorable warranty experience compared to prior year.

Marine
The following is an analysis of key changes in our Marine segment for the three months ended March 1, 2025 compared to the three months ended February 24, 2024:

	Three Months Ended
(in millions, except ASP and units)	March 1, 2025	% of Revenues(1)	February 24, 2024	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$81.7		$69.8		$11.9	17.1%
Adjusted EBITDA	7.7	9.4%	4.4	6.3%	3.3	75.7%

ASP(2)	$79,123		$83,346		$(4,223)	(5.1)%

	Three Months Ended
Unit deliveries	March 1, 2025		February 24, 2024		Unit Change	% Change
Boats	1,046		862		184	21.3%
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided.
(2)    ASP excludes off-invoice dealer incentives.

Net revenues increased primarily due to unit volume, partially offset by a reduction in average selling price per unit related to product mix.

Adjusted EBITDA margin increased due to targeted price increases, leverage and operational efficiencies, partially offset by product mix and higher operating expenses, including incentive-based compensation.

Results of Operations - Six Months Ended March 1, 2025 Compared to the Six Months Ended February 24, 2024

Consolidated Performance Summary
The following is an analysis of changes in key items included in the Consolidated Statements of Income for the six months ended March 1, 2025 compared to the six months ended February 24, 2024:

	Six Months Ended
($ in millions, except per share data)	March 1, 2025	% of Revenues(1)	February 24, 2024	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$1,245.8	100.0%	$1,466.6	100.0%	$(220.8)	(15.1)%
Cost of goods sold	1,085.9	87.2%	1,245.5	84.9%	(159.6)	(12.8)%
Gross profit	159.9	12.8%	221.1	15.1%	(61.2)	(27.7)%
Selling, general, and administrative expenses	141.8	11.4%	135.3	9.2%	6.5	4.8%
Amortization	11.2	0.9%	11.3	0.8%	(0.1)	(0.7)%
Total operating expenses	153.0	12.3%	146.6	10.0%	6.4	4.4%
Operating income	6.9	0.6%	74.5	5.1%	(67.6)	(90.7)%
Interest expense, net	12.6	1.0%	9.4	0.6%	3.1	32.9%
Loss on note repurchase	2.0	0.2%	32.7	2.2%	(30.8)	(94.0)%
Non-operating (income) loss	(0.6)	—%	3.6	0.2%	(4.1)	NM
(Loss) income before income taxes	(7.1)	(0.6)%	28.8	2.0%	(35.9)	NM
Income tax (benefit) provision	(1.5)	(0.1)%	15.7	1.1%	(17.2)	NM
Net (loss) income	$(5.6)	(0.5)%	$13.1	0.9%	$(18.7)	NM

Diluted (loss) earnings per share	$(0.20)		$0.44		$(0.64)	NM
Diluted weighted average shares outstanding	28.4		29.7		(1.3)	(4.4)%
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided. In addition, percentages may not add in total due to rounding.
NM:    Not meaningful.

Net revenues decreased primarily due to a reduction in average selling price per unit related to product mix, and unit volume.

Gross profit as a percentage of revenue decreased primarily due to deleverage, including that associated with product mix, and higher warranty experience compared to prior year, partially offset by operational efficiencies.

Operating expenses increased primarily due to investments to support Grand Design motorized growth and the mix of incentive-based compensation plans relative to performance across our businesses.

Interest expense, net increased primarily due to the 2030 Convertible Notes issued in the second quarter of 2024.

The loss on note repurchase recorded in the six months ended March 1, 2025 is related to the tender of $100.0 million of our Senior Secured Notes. The loss on note repurchase recorded in the three months ended February 24, 2024 is related to the refinancing of the 2025 Convertible Notes. Refer to Note 8 in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information.

Our effective tax rate increased primarily due to the impact of the prior year non-deductible loss on convertible note repurchase.

Non-GAAP Reconciliation
The following table reconciles net income to consolidated EBITDA and Adjusted EBITDA for the six months ended March 1, 2025 and February 24, 2024:

	Six Months Ended
(in millions)	March 1, 2025	February 24, 2024
Net (loss) income	$(5.6)	$13.1
Interest expense, net	12.6	9.4
Income tax (benefit) provision	(1.5)	15.7
Depreciation	19.1	16.6
Amortization	11.2	11.3
EBITDA	35.8	66.1
Acquisition-related costs	—	1.5
Change in fair value of note receivable	—	3.0
Contingent consideration fair value adjustment	—	1.1
Loss on note repurchase	2.0	32.7
Non-operating income	(0.6)	(0.5)
Adjusted EBITDA	$37.2	$103.9

Reportable Segment Performance Summary
Towable RV
The following is an analysis of key changes in our Towable RV segment for the six months ended March 1, 2025 compared to the six months ended February 24, 2024:

	Six Months Ended
(in millions, except ASP and units)	March 1, 2025	% of Revenues(1)	February 24, 2024	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$542.2		$615.5		$(73.2)	(11.9)%
Adjusted EBITDA	30.6	5.6%	59.9	9.7%	(29.3)	(49.0)%

ASP(2)	$38,887		$41,970		$(3,083)	(7.3)%

	Six Months Ended
Unit deliveries	March 1, 2025	Product Mix(3)	February 24, 2024	Product Mix(3)	Unit Change	% Change
Travel trailer	9,465	68.4%	9,867	67.6%	(402)	(4.1)%
Fifth wheel	4,376	31.6%	4,726	32.4%	(350)	(7.4)%
Total Towable RV	13,841	100.0%	14,593	100.0%	(752)	(5.2)%

	March 1, 2025		February 24, 2024		$ Change(1)	% Change(1)
Dealer Inventory
Units	17,406		18,106		(700)	(3.9)%
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided.
(2)    ASP excludes off-invoice dealer incentives.
(3)    Percentages may not add due to rounding differences.

Net revenues decreased primarily due to a shift in product mix toward lower price-point models and lower unit volume due to market conditions.

Adjusted EBITDA margin decreased primarily due to volume deleverage, higher warranty experience compared to prior year, and product mix.

Motorhome RV
The following is an analysis of key changes in our Motorhome RV segment for the six months ended March 1, 2025 compared to the six months ended February 24, 2024:

	Six Months Ended
(in millions, except ASP and units)	March 1, 2025	% of Revenues(1)	February 24, 2024	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$507.3		$672.8		$(165.4)	(24.6)%
Adjusted EBITDA	7.9	1.6%	47.3	7.0%	(39.4)	(83.2)%

ASP(2)	$202,604		$192,108		$10,496	5.5%

	Six Months Ended
Unit deliveries	March 1, 2025	Product Mix(3)	February 24, 2024	Product Mix(3)	Unit Change	% Change
Class A	520	20.3%	852	24.1%	(332)	(39.0)%
Class B	752	29.3%	1,339	37.9%	(587)	(43.8)%
Class C	1,294	50.4%	1,341	38.0%	(47)	(3.5)%
Total Motorhome RV	2,566	100.0%	3,532	100.0%	(966)	(27.3)%

	March 1, 2025		February 24, 2024		$ Change(1)	% Change(1)
Dealer Inventory
Units	3,784		4,844		(1,060)	(21.9)%
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided.
(2)    ASP excludes off-invoice dealer incentives.
(3)    Percentages may not add due to rounding differences.

Net revenues decreased primarily due to lower unit volume related to market conditions, partially offset by the introduction of the Grand Design motorized business.

Adjusted EBITDA margin decreased primarily due to volume deleverage and higher discounts and allowances, partially offset by operational efficiencies.

Marine
The following is an analysis of key changes in our Marine segment for the six months ended March 1, 2025 compared to the six months ended February 24, 2024:

	Six Months Ended
(in millions, except ASP and units)	March 1, 2025	% of Revenues(1)	February 24, 2024	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$172.2		$157.1		$15.1	9.6%
Adjusted EBITDA	16.1	9.3%	11.6	7.4%	4.5	38.9%

ASP(2)	$79,090		$82,085		$(2,995)	(3.6)%

	Six Months Ended
Unit deliveries	March 1, 2025		February 24, 2024		Unit Change	% Change
Boats	2,217		1,980		237	12.0%

	March 1, 2025		February 24, 2024		$ Change(1)	% Change(1)
Dealer Inventory(3)
Units	3,610		4,095		(485)	(11.8)%
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided.
(2)    ASP excludes off-invoice dealer incentives.
(3)    Due to the nature of the Marine industry, this amount includes a higher proportion of retail sold units than our other segments.

Net revenues increased primarily due to unit volume and targeted price increases, partially offset by a reduction in average selling price per unit related to product mix.

Adjusted EBITDA margin increased due to targeted price increases, operational efficiencies and leverage, partially offset by product mix and higher operating expenses, including incentive-based compensation.

Analysis of Financial Condition, Liquidity, and Capital Resources
Cash Flows
The following table summarizes our cash flows from operations:

	Six Months Ended
(in millions)	March 1, 2025	February 24, 2024
Total cash (used in) provided by:
Operating activities	$(27.2)	$3.8
Investing activities	(15.2)	(25.5)
Financing activities	(173.0)	(22.5)
Net decrease in cash and cash equivalents	$(215.4)	$(44.2)

Operating Activities
During the six months ended March 1, 2025, net cash used in operating activities was $27.2 million compared to net cash provided by operating activities of $3.8 million during the same period last year. The change in operating cash flow is primarily driven by lower profitability adjusted for non-cash items and an increase in inventory to support the spring selling season, partially offset by a change in accounts receivable due to timing of invoicing and collections.

Investing Activities
Cash used in investing activities decreased primarily due to favorable changes in other investing activities and lower capital expenditures compared to the prior year. Other investing activities include cash proceeds from asset sales and strategic investment activity.

Financing Activities
Cash used in financing activities increased primarily due to partial settlement of high-yield notes and higher share repurchases compared to the prior year.

Debt and Capital
We maintain a $350.0 million asset-based revolving credit facility ("ABL Credit Facility") with a maturity date of July 15, 2027, subject to certain factors which may accelerate the maturity date. As of March 1, 2025, we had no borrowings against the ABL Credit Facility.

As of March 1, 2025, we had $115.5 million in cash and cash equivalents and $350.0 million in unused ABL Credit Facility. Our cash and cash equivalent balances consist of high quality, short-term money market instruments.

On January 23, 2024, we issued $350.0 million in aggregate principal amount of 3.25% unsecured convertible senior notes due 2030 (the "2030 Convertible Notes").

On July 8, 2020, we closed our private offering (the “Senior Secured Notes Offering”) of $300.0 million aggregate principal amount of 6.25% Senior Secured Notes due 2028 (the “Senior Secured Notes”). On February 3rd, 2025, we executed a tender offer to purchase for cash up to $75.0 million aggregate principal amount of the Senior Secured Notes (the "Tender Offer"). On February 18, 2025, we amended the Tender Offer by increasing the maximum aggregate principal amount of Notes to $100.0 million. On February 20, 2025, $100.0 million aggregate principal amount of the Senior Secured Notes were validly tendered and accepted.

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

As of March 1, 2025, we had $59.3 million of net debt maturing in the next twelve months that is classified as current on our Consolidated Balance Sheets.

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

Working Capital
Working capital at March 1, 2025 and August 31, 2024 was $438.4 million and $584.0 million, respectively. We currently expect cash on hand, funds generated from operations, and the borrowing available under our ABL Credit Facility to be sufficient to cover both short-term and long-term operating requirements.

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

On August 17, 2022, our Board of Directors authorized a new share repurchase program in the amount of $350.0 million with no time restriction on the authorization, which took effect immediately and replaced the prior program. In the six months ended March 1, 2025, we repurchased approximately 951,000 shares of our own common stock at a cost of $50.0 million under this authorization, and approximately 62,000 shares at a cost of $3.6 million to satisfy tax obligations on employee equity awards vested. We continually evaluate if share repurchases reflect a prudent use of our capital and, subject to compliance with our ABL Credit Facility and Senior Secured Notes, we may purchase shares in the future. As of March 1, 2025, we have $180.0 million remaining on our Board approved repurchase authorization.

On March 19, 2025, our Board of Directors approved a quarterly cash dividend of $0.34 per share payable on April 30, 2025, to common stockholders of record at the close of business on April 16, 2025.

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

Interest rate risk
The ABL Credit Facility, which is our only floating rate debt instrument, remains undrawn as of March 1, 2025.

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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the second quarter of Fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Purchases of our common stock during each fiscal month of the second quarter of Fiscal 2025 are as follows:

Period	Total Number of Shares Purchased(1,2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1,2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
12/1/24 - 1/4/25	418,500	$47.79	418,500	$180.0
1/5/25 - 2/1/25	—	—	—	180.0
2/2/25 - 3/1/25	249	46.31	—	180.0
Total	418,749	$47.79	418,500	$180.0
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

Item 5. Other Information
During the quarter ended March 1, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

WINNEBAGO INDUSTRIES, INC.

Date:	March 27, 2025	By:	/s/ Michael J. Happe
Michael J. Happe
Chief Executive Officer, President
(Principal Executive Officer)

Date:	March 27, 2025	By:	/s/ Bryan L. Hughes
Bryan L. Hughes
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer)