Form 10-Q
period 2025-05-31
WINNEBAGO INDUSTRIES INC
filed 2025-06-25
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2025

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

As of June 18, 2025, there were 28,030,540 shares of common stock, par value $0.50 per share, outstanding.

Winnebago Industries, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended May 31, 2025

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Winnebago Industries, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	May 31, 2025	May 25, 2024	May 31, 2025	May 25, 2024
Net revenues	$775.1	$786.0	$2,020.9	$2,252.6
Cost of goods sold	669.1	667.8	1,755.0	1,913.3
Gross profit	106.0	118.2	265.9	339.3
Selling, general, and administrative expenses	70.3	69.1	212.1	204.4
Amortization	5.5	5.6	16.7	16.9
Total operating expenses	75.8	74.7	228.8	221.3
Operating income	30.2	43.5	37.1	118.0
Interest expense, net	6.7	5.8	19.3	15.2
Loss on note repurchase	—	—	2.0	32.7
Non-operating (income) loss	(0.4)	2.2	(1.0)	5.8
Income before income taxes	23.9	35.5	16.8	64.3
Income tax provision	6.3	6.5	4.8	22.2
Net income	$17.6	$29.0	$12.0	$42.1

Earnings per common share:
Basic	$0.63	$0.99	$0.43	$1.43
Diluted	$0.62	$0.96	$0.42	$1.40

Weighted average common shares outstanding:
Basic	28.0	29.2	28.3	29.3
Diluted	28.4	30.4	28.4	30.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Balance Sheets

(in millions, except per share data)	May 31, 2025	August 31, 2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$10.5	$330.9
Receivables, less allowance for credit losses ($0.2 and $0.2, respectively)	242.9	183.5
Inventories, net	477.8	438.7
Prepaid expenses and other current assets	28.1	35.6
Total current assets	759.3	988.7
Property, plant, and equipment, net	336.2	338.9
Goodwill	484.2	484.2
Other intangible assets, net	462.4	479.0
Investment in life insurance	28.6	29.6
Operating lease assets	43.1	46.6
Other long-term assets	18.9	17.2
Total assets	$2,132.7	$2,384.2

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$128.6	$144.7
Current maturities of long-term debt, net	—	59.1
Accrued expenses:
Accrued compensation	34.6	35.9
Product warranties	72.0	78.9
Self-insurance	17.5	20.2
Promotional	21.2	30.4
Accrued interest and dividends	19.1	14.6
Other current liabilities	22.1	20.9
Total current liabilities	315.1	404.7
Non-current liabilities
Long-term debt, net	539.9	637.1
Deferred income tax liabilities, net	2.2	3.0
Unrecognized tax benefits	5.9	5.4
Long-term operating lease liabilities	41.0	45.6
Other long-term liabilities	12.7	15.1
Total liabilities	916.8	1,110.9
Contingent liabilities and commitments (Note 9)
Shareholders' equity:
Preferred stock, par value $0.01: 10.0 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.50: 120.0 shares authorized; 51.8 shares issued	25.9	25.9
Additional paid-in capital	200.2	194.2
Retained earnings	1,706.3	1,723.3
Accumulated other comprehensive loss	(0.4)	(0.4)
Treasury stock, at cost: 23.8 and 23.0 shares, respectively	(716.1)	(669.7)
Total shareholders' equity	1,215.9	1,273.3
Total liabilities and shareholders' equity	$2,132.7	$2,384.2
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(in millions)	May 31, 2025	May 25, 2024
Operating activities
Net income	$12.0	$42.1
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	28.7	25.5
Amortization	16.7	16.9
Amortization of debt issuance costs	2.3	2.4
Last in, first-out ("LIFO") expense	(0.6)	(0.1)
Stock-based compensation	12.2	11.5
Deferred income taxes	(0.7)	(3.8)
Loss on note repurchase	2.0	32.7
Asset impairment	1.2	—
Contingent consideration fair value adjustment	—	1.1
Payments of earnout liability above acquisition-date fair value	—	(14.7)
Other, net	(1.2)	3.1
Change in operating assets and liabilities, net of assets and liabilities acquired
Receivables, net	(59.0)	(20.8)
Inventories, net	(38.5)	28.7
Prepaid expenses and other assets	7.2	6.8
Accounts payable	(15.8)	(12.1)
Income taxes and unrecognized tax benefits	4.3	14.3
Accrued expenses and other liabilities	(23.3)	(30.4)
Net cash (used in) provided by operating activities	(52.5)	103.2

Investing activities
Purchases of property, plant, and equipment	(29.2)	(33.8)
Proceeds from the sale of property, plant, and equipment	2.1	0.3
Other, net	1.6	(2.9)
Net cash used in investing activities	(25.5)	(36.4)

Financing activities
Borrowings on long-term debt	15.3	2,652.2
Repayments on long-term debt	(175.2)	(2,596.0)
Payments for convertible note bond hedge	—	(68.7)
Proceeds from issuance of convertible note warrant	—	31.3
Proceeds from partial unwind of convertible note bond hedge	—	55.8
Payments for partial unwind of convertible note warrant	—	(25.3)
Payments of cash dividends	(29.3)	(27.8)
Payments for repurchases of common stock	(53.6)	(64.3)
Payments of debt issuance costs	—	(10.4)
Payments of earnout liability up to acquisition-date fair value	—	(5.8)
Other, net	0.4	0.4
Net cash used in financing activities	(242.4)	(58.6)

Net (decrease) increase in cash and cash equivalents	(320.4)	8.2
Cash and cash equivalents at beginning of period	330.9	309.9
Cash and cash equivalents at end of period	$10.5	$318.1

Supplemental Disclosures
Income taxes paid, net	$2.3	$12.6
Interest paid	17.3	13.9

Non-cash investing and financing activities
Capital expenditures in accounts payable	$3.9	$2.2
Dividends declared not yet paid	10.5	10.0
Increase in lease assets in exchange for lease liabilities:
Operating leases	2.3	9.8
Finance leases	0.2	1.2
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Three Months Ended May 31, 2025
(in millions)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balances at March 1, 2025	51.8	$25.9	$199.0	$1,708.0	$(0.4)	(23.9)	$(716.2)	$1,216.3
Stock-based compensation	—	—	1.4	—	—	—	—	1.4
Issuance of stock for employee benefit and stock-based awards, net	—	—	(0.2)	—	—	—	0.1	(0.1)
Common stock dividends; $0.68 per share	—	—	—	(19.3)	—	—	—	(19.3)
Net income	—	—	—	17.6	—	—	—	17.6
Balances at May 31, 2025	51.8	$25.9	$200.2	$1,706.3	$(0.4)	(23.9)	$(716.1)	$1,215.9

	Three Months Ended May 25, 2024
(in millions)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balances at February 24, 2024	51.8	$25.9	$188.1	$1,751.6	$(0.4)	(22.5)	$(640.6)	$1,324.6
Stock-based compensation	—	—	3.4	—	—	—	—	3.4
Issuance of stock for employee benefit and stock-based awards, net	—	—	(0.2)	—	—	—	0.2	—
Repurchase of common stock	—	—	(0.2)	—	—	(0.3)	(20.1)	(20.3)
Common stock dividends; $0.62 per share	—	—	—	(18.3)	—	—	—	(18.3)
Net income	—	—	—	29.0	—	—	—	29.0
Balances at May 25, 2024	51.8	$25.9	$191.1	$1,762.3	$(0.4)	(22.8)	$(660.5)	$1,318.4

	Nine Months Ended May 31, 2025
(in millions, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balances at August 31, 2024	51.8	$25.9	$194.2	$1,723.3	$(0.4)	(23.0)	$(669.7)	$1,273.3
Stock-based compensation	—	—	12.1	—	—	—	0.1	12.2
Issuance of stock for employee benefit and stock-based awards, net	—	—	(5.6)	—	—	0.2	7.1	1.5
Repurchase of common stock	—	—	(0.5)	—	—	(1.1)	(53.6)	(54.1)
Common stock dividends; $1.02 per share	—	—	—	(29.0)	—	—	—	(29.0)
Net income	—	—	—	12.0	—	—	—	12.0
Balances at May 31, 2025	51.8	$25.9	$200.2	$1,706.3	$(0.4)	(23.9)	$(716.1)	$1,215.9

	Nine Months Ended May 25, 2024
(in millions, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balances at August 26, 2023	51.8	$25.9	$197.7	$1,747.8	$(0.4)	(22.0)	$(602.9)	$1,368.1
Partial repurchase of convertible notes	—	—	(22.2)	—	—	—	—	(22.2)
Partial unwind of convertible note bond hedge	—	—	55.8	—	—	—	—	55.8
Partial unwind of convertible note warrant	—	—	(25.3)	—	—	—	—	(25.3)
Convertible note bond hedge purchase, net of tax of $16.8	—	—	(51.9)	—	—	—	—	(51.9)
Issuance of convertible note warrant	—	—	31.3	—	—	—	—	31.3
Stock-based compensation	—	—	11.5	—	—	—	—	11.5
Issuance of stock for employee benefit and stock-based awards, net	—	—	(5.3)	—	—	0.2	6.7	1.4
Repurchase of common stock	—	—	(0.5)	—	—	(1.0)	(64.3)	(64.8)
Common stock dividends; $0.93 per share	—	—	—	(27.6)	—	—	—	(27.6)
Net income	—	—	—	42.1	—	—	—	42.1
Balances at May 25, 2024	51.8	$25.9	$191.1	$1,762.3	$(0.4)	(22.8)	$(660.5)	$1,318.4

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

Comprehensive Income
Comprehensive income represents the change in stockholders’ equity from transactions and other events and circumstances from sources other than shareholders. As of May 31, 2025 and May 25, 2024, the difference between comprehensive income and net income was not material.

Subsequent Events
In preparing the accompanying unaudited consolidated financial statements, we have evaluated subsequent events for potential recognition and disclosure through the date of this filing, noting no material subsequent events.

Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-04, which clarifies the assessment of whether certain settlements of convertible debt instruments should be accounted for as an inducement conversion or extinguishment of convertible debt. The new guidance is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. We are currently evaluating the impact of the standard on our consolidated financial statements and related disclosures. We will adopt the standard in our Annual Report on Form 10-Q for our fiscal year beginning August 30, 2026 and filings thereafter.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires incremental disclosures about significant segment expenses regularly provided to the Chief Operating Decision Maker. The new guidance is effective for annual reporting periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of ASU 2023-07 is not expected to have a material impact on the Company’s consolidated financial statements, but will require additional disclosures when adopted in our Annual Report on Form 10-K for our fiscal year ending August 30, 2025 and filings thereafter.

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

Financial information by reportable segment is as follows:

	Three Months Ended		Nine Months Ended
(in millions)	May 31, 2025	May 25, 2024	May 31, 2025	May 25, 2024
Net Revenues
Towable RV	$371.7	$386.3	$913.9	$1,001.8
Motorhome RV	291.2	299.0	798.5	971.8
Marine	100.7	87.9	272.9	245.0
Reportable segment net revenues	763.6	773.2	1,985.3	2,218.6
Corporate / All Other	11.5	12.8	35.6	34.0
Consolidated net revenues	$775.1	$786.0	$2,020.9	$2,252.6

Adjusted EBITDA
Towable RV	$35.4	$41.9	$66.0	$101.8
Motorhome RV	3.0	13.4	10.9	60.7
Marine	11.6	8.5	27.7	20.1
Reportable segment Adjusted EBITDA	50.0	63.8	104.6	182.6
Corporate / All Other	(3.5)	(5.8)	(20.9)	(20.7)
Consolidated Adjusted EBITDA	$46.5	$58.0	$83.7	$161.9

Capital Expenditures
Towable RV	$1.4	$2.9	$3.4	$5.5
Motorhome RV	8.4	2.8	22.3	16.8
Marine	0.8	1.2	2.8	4.1
Reportable segment capital expenditures	10.6	6.9	28.5	26.4
Corporate / All Other	0.2	4.1	0.7	7.4
Consolidated capital expenditures	$10.8	$11.0	$29.2	$33.8

(in millions)	May 31, 2025	August 31, 2024
Assets
Towable RV	$747.3	$719.0
Motorhome RV	888.1	788.0
Marine	369.1	377.8
Reportable segment assets	2,004.5	1,884.8
Corporate / All Other	128.2	499.4
Consolidated assets	$2,132.7	$2,384.2

Reconciliation of net income to consolidated Adjusted EBITDA is as follows:

	Three Months Ended		Nine Months Ended
(in millions)	May 31, 2025	May 25, 2024	May 31, 2025	May 25, 2024
Net income	$17.6	$29.0	$12.0	$42.1
Interest expense, net	6.7	5.8	19.3	15.2
Income tax provision	6.3	6.5	4.8	22.2
Depreciation	9.6	8.9	28.7	25.5
Amortization	5.5	5.6	16.7	16.9
EBITDA	45.7	55.8	81.5	121.9
Acquisition-related costs	—	—	—	1.5
Change in fair value of note receivable	—	—	—	3.0
Contingent consideration fair value adjustment	—	—	—	1.1
Loss on note repurchase	—	—	2.0	32.7
Asset impairment	1.2	—	1.2	—
Non-operating (income) loss	(0.4)	2.2	(1.0)	1.7
Adjusted EBITDA	$46.5	$58.0	$83.7	$161.9

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

	Fair Value at	Fair Value Hierarchy
(in millions)	May 31, 2025	Level 1	Level 2	Level 3
Assets that fund deferred compensation
Domestic equity funds	$2.1	$2.1	$—	$—
International equity funds	0.1	0.1	—	—
Total assets at fair value	$2.2	$2.2	$—	$—

	Fair Value at	Fair Value Hierarchy
(in millions)	August 31, 2024	Level 1	Level 2	Level 3
Assets that fund deferred compensation
Domestic equity funds	$2.1	$2.1	$—	$—
International equity funds	0.1	0.1	—	—
Total assets at fair value	$2.2	$2.2	$—	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain non-financial assets are measured at fair value on a nonrecurring basis. These assets primarily include goodwill, intangible assets, property, plant and equipment, and right-of-use lease assets. These assets were originally recognized at amounts equal to the fair value determined at date of acquisition or purchase. If certain triggering events occur, or if an annual impairment test is required, we will evaluate the non-financial asset for impairment. If an impairment has occurred, the asset will be written down to its current estimated fair value. For the nine months ended May 31, 2025, the Company recognized an impairment of approximately $1.2 million related to non-financial assets. No impairment recorded for non-financial assets in the nine months ended May 25, 2024.

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

Note 4.    Inventories
Inventories consist of the following:

(in millions)	May 31, 2025	August 31, 2024
Finished goods	$79.0	$81.3
Work-in-process	169.3	171.9
Raw materials	281.0	237.6
Total	529.3	490.8
Less: Excess of First-in, first-out ("FIFO") over LIFO cost	51.5	52.1
Inventories, net	$477.8	$438.7

Inventory valuation methods consist of the following:

(in millions)	May 31, 2025	August 31, 2024
LIFO basis	$257.3	$264.6
FIFO basis	272.0	226.2
Total	$529.3	$490.8

The above value of inventories, before reduction for the LIFO reserve, approximates replacement cost at the respective dates.

Note 5.    Property, Plant, and Equipment
Property, plant, and equipment is stated at cost, net of accumulated depreciation, and consists of the following:

(in millions)	May 31, 2025	August 31, 2024
Land	$14.6	$14.6
Buildings and building improvements	278.8	279.3
Machinery and equipment	181.0	171.8
Software	81.0	72.0
Transportation	7.5	7.8
Construction in progress	29.3	24.5
Property, plant, and equipment, gross	592.2	570.0
Less: Accumulated depreciation	256.0	231.1
Property, plant, and equipment, net	$336.2	$338.9

Depreciation expense was $9.6 million and $8.9 million for the three months ended May 31, 2025 and May 25, 2024, respectively; and $28.7 million and $25.5 million for the nine months ended May 31, 2025 and May 25, 2024, respectively.

Note 6.    Goodwill and Intangible Assets

The carrying amount of goodwill by reportable segment is as follows:

(in millions)	Towable RV	Motorhome RV	Marine	Corporate / All Other	Total
Balances at May 31, 2025 and August 31, 2024(1)	$244.7	$73.1	$136.1	$30.3	$484.2
(1) There was no activity in the nine months ended May 31, 2025.

Other intangible assets, net of accumulated amortization, consist of the following:

	May 31, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Indefinite-lived trade names	$352.3	$—	$352.3
Finite-lived trade name	4.1	1.2	2.9
Dealer networks/customer relationships	183.6	103.2	80.4
Backlog	43.6	43.6	—
Developed technology	38.3	11.5	26.8
Non-compete agreements	6.6	6.6	—
Other intangible assets	$628.5	$166.1	$462.4

	August 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Indefinite-lived trade names	$352.3	$—	$352.3
Finite-lived trade name	4.1	0.8	3.3
Dealer networks/customer relationships	183.6	91.5	92.1
Backlog	43.6	43.2	0.4
Developed technology	38.3	7.4	30.9
Non-compete agreements	6.6	6.6	—
Other intangible assets	$628.5	$149.5	$479.0

The weighted average remaining amortization period for finite-lived intangible assets as of May 31, 2025 was approximately six years.

Estimated future amortization expense related to finite-lived intangible assets is as follows:

(in millions)	Amortization
Remainder of Fiscal 2025	$5.4
Fiscal 2026	21.7
Fiscal 2027	21.7
Fiscal 2028	21.4
Fiscal 2029	15.5
Fiscal 2030	12.3
Thereafter	12.1
Total amortization expense remaining	$110.1

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

Changes in the product warranty liability are as follows:

	Three Months Ended		Nine Months Ended
(in millions)	May 31, 2025	May 25, 2024	May 31, 2025	May 25, 2024
Balance at beginning of period	$66.7	$89.3	$78.9	$97.8
Provision	29.3	20.7	69.6	60.6
Claims paid	(24.0)	(25.0)	(76.5)	(73.4)
Balance at end of period	$72.0	$85.0	$72.0	$85.0

Note 8.     Debt
The following table summarizes our outstanding debt:

(in millions)	May 31, 2025	August 31, 2024
ABL Credit Facility	$—	$—
Senior Secured Notes	200.0	300.0
2030 Convertible Notes	350.0	350.0
2025 Convertible Notes	—	59.3
Total debt, gross	550.0	709.3
Unamortized debt issuance cost, net	(10.1)	(13.1)
Current maturities of long-term debt, net	—	(59.1)
Long-term debt, net	$539.9	$637.1

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

The initial conversion rate of the 2030 Convertible Notes was 11.3724 shares of common stock per $1,000 principal amount of 2030 Convertible Notes, which is equal to an initial conversion price of approximately $87.93 per share. The conversion rate is subject to adjustment upon the occurrence of events specified in the Indenture to the 2030 Convertible Notes but will not be adjusted for accrued and unpaid interest on any 2030 Convertible Note being converted. In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture to the 2030 Convertible Notes) during the make-whole fundamental change conversion period (as defined in the Indenture to the 2030 Convertible Notes), we will, in certain circumstances, increase the conversion rate by the number of additional shares described in the Indenture to the 2030 Convertible Notes for a holder that elects to convert such holder’s 2030 Convertible Notes in connection with such make-whole fundamental change. As of May 31, 2025, there have been no changes to the initial conversion rate.

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

Accounting Treatment of the 2030 Convertible Notes and Related 2030 Hedge Transactions and 2030 Warrant Transactions
The 2030 Convertible Notes are accounted for as a single liability measured at amortized cost. Interest expense, representing the amortization of the $10.2 million of debt issuance costs as well as the contractual interest expense are amortized using an effective interest rate of 3.8% over the term of the 2030 Convertible Notes. We recorded $3.2 million and $9.7 million of interest expense during the three and nine months ended May 31, 2025.

The net after-tax cost incurred in connection with the 2030 Call Spread Transactions was $20.6 million. These transactions are classified as equity and are not remeasured each reporting period.

2025 Convertible Notes
On November 1, 2019, we issued $300.0 million in aggregate principal amount of 1.5% unsecured convertible senior notes due 2025 (the “2025 Convertible Notes”). The net proceeds from the issuance of the 2025 Convertible Notes, after deducting the initial purchasers' transaction fees and offering expense payable by us, were approximately $290.2 million. The 2025 Convertible Notes bore interest at the annual rate of 1.5%, payable on April 1 and October 1 of each year, beginning on April 1, 2020. The notes matured on April 1, 2025 and were fully repaid in accordance with their terms.

The 2025 Convertible Notes were convertible into cash, shares of our common stock or a combination thereof, at our election, at an initial conversion rate of 15.6906 shares of common stock per $1,000 principal amount of 2025 Convertible Notes, which is equivalent to an initial conversion price of approximately $63.73 per share, as adjusted pursuant to the terms of the Indenture governing the 2025 Convertible Notes. The 2025 Convertible Notes were convertible at any time on or after October 1, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date of April 1, 2025.

The conversion rate of the 2025 Convertible Notes was subject to adjustment under certain circumstances, including in connection with a conversion of the 2025 Convertible Notes made following certain fundamental changes and under other circumstances set forth in the Indenture to the 2025 Convertible Notes. As of March 31, 2025 (the last business day before maturity), the conversion rate was 16.2082 shares of common stock per $1,000 principal amount of 2025 Convertible Notes, equivalent to a conversion price of approximately $61.70. The difference between the initial conversion rate and the conversion rate as of March 31, 2025 was due to cash dividends that have been declared following the issuance of the 2025 Convertible Notes.

Since October 1, 2024, the 2025 Convertible Notes were convertible at any time at the option of the holder. The 2025 Convertible Notes were not redeemable at our option prior to the maturity date, and no sinking fund was provided.

On October 29, 2019 and October 30, 2019, in connection with the offering of the 2025 Convertible Notes, we entered into privately negotiated convertible note hedge transactions (collectively, the “2025 Hedge Transactions”) that covered, subject to customary anti-dilution adjustments, the number of shares of our common stock that initially underlie the 2025 Convertible Notes.

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

The 2025 Hedge Transactions and the 2025 Warrant Transactions were separate transactions, in each case, and were not part of the terms of the 2025 Convertible Notes and did not affect any holder’s rights under the 2025 Convertible Notes. Holders of the 2025 Convertible Notes did not have any rights with respect to the 2025 Call Spread Transactions.

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

On April 1, 2025, the 2025 Convertible Notes matured. We paid $59.3 million in aggregate principal amount and $0.4 million in accrued interest to holders of the notes, fully settling the outstanding balance (the "2025 Convertible Note Maturity Settlement"). The settlement was funded with cash on hand, consistent with our stated intent, with no shares of common stock issued.

In connection with the 2025 Convertible Note Maturity Settlement, we terminated the proportionate 2025 Warrant Transactions we previously entered into in connection with the issuance of the 2025 Convertible Notes shortly after the maturity date. The related 2025 Hedge Transactions terminated upon the maturity of the 2025 Convertible Notes, resulting in no financial impact.

Accounting Treatment of the 2025 Convertible Notes and Related 2025 Hedge Transactions and 2025 Warrant Transactions
The 2025 Convertible Notes were accounted for as a single liability measured at amortized cost. Interest expense, representing the amortization of the remaining debt issuance costs as well as the contractual interest expense were amortized using an effective interest rate of 2.1% over the term of the 2025 Convertible Notes. We recorded $0.1 million and $0.3 million of interest expense during the three months ended May 31, 2025 and May 25, 2024, respectively; and we recorded $0.7 million and $3.0 million of interest expense during the nine months ended May 31, 2025 and May 25, 2024, respectively.

The 2025 Call Spread Transactions are classified as equity and are not remeasured each reporting period.

Fair Value and Future Maturities
The fair value of outstanding debt obligations, gross is as follows:

(in millions)	May 31, 2025	August 31, 2024
ABL Credit Facility	$—	$—
Senior Secured Notes	200.3	299.0
2030 Convertible Notes	308.3	344.2
2025 Convertible Notes	—	63.2
Total debt, gross	$508.6	$706.4

Aggregate contractual maturities of debt in future fiscal years are as follows:

(in millions)	Amount
Remainder of Fiscal 2025	$—
Fiscal 2026	—
Fiscal 2027	—
Fiscal 2028	200.0
Fiscal 2029	—
Fiscal 2030	350.0
Thereafter
Total debt, gross	$550.0

We were in compliance with all of our financial debt covenants as of May 31, 2025.

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

Our repurchase agreements generally provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 24 months, provide that our liability will be the lesser of remaining principal owed by the dealer to the lending institution, or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our liability cannot exceed 100% of the dealer invoice. In certain instances, we also repurchase inventory from dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of recreational vehicles or boats to repurchase current inventory if a dealership exits the business. The total contingent liability on all repurchase agreements was approximately $1,707.2 million and $1,673.7 million at May 31, 2025 and August 31, 2024, respectively.

Our loss reserve for repurchase commitments contains uncertainties because the calculation requires management to make assumptions and apply judgment regarding a number of factors. Our risk of loss related to these repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period-end reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on these repurchase agreements and our historical loss experience, an associated loss reserve is established, which is included in other current liabilities on the Consolidated Balance Sheets. Our repurchase accrual was $1.2 million and $1.1 million at May 31, 2025 and August 31, 2024, respectively. Repurchase risk is affected by the credit worthiness of our dealer network. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to establish the loss reserve for repurchase commitments.

There was no material activity related to repurchase agreements during the nine months ended May 31, 2025 and May 25, 2024.

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

Note 10. Revenue
All operating revenue is generated from contracts with customers. Our primary revenue source is generated through the sale of manufactured towable RV units, motorhome RV units and marine units to our independent dealer network (our customers). The following table disaggregates revenue by reportable segment and product category:

	Three Months Ended		Nine Months Ended
(in millions)	May 31, 2025	May 25, 2024	May 31, 2025	May 25, 2024
Net Revenues
Towable RV
Fifth Wheel	$186.1	$195.3	$464.8	$501.4
Travel Trailer	177.9	183.0	426.0	475.3
Other(1)	7.7	8.0	23.1	25.1
Total Towable RV	371.7	386.3	913.9	1,001.8
Motorhome RV
Class A	118.2	124.4	324.5	420.2
Class B	29.6	60.2	114.1	209.5
Class C and Other(1)	143.4	114.4	359.9	342.1
Total Motorhome RV	291.2	299.0	798.5	971.8
Marine	100.7	87.9	272.9	245.0
Corporate / All Other(2)	11.5	12.8	35.6	34.0
Consolidated Net Revenues	$775.1	$786.0	$2,020.9	$2,252.6
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

Concentration of Risk
No single dealer organization accounted for more than 10.0% of net revenue for the nine months ended May 31, 2025 or May 25, 2024.

Note 11. Income Taxes
Our effective tax rate was 26.3% and 18.4% for the three months ended May 31, 2025 and May 25, 2024, respectively; and 28.5% and 34.5% for the nine months ended May 31, 2025 and May 25, 2024, respectively. The change in our effective tax rate for the three months ended May 31, 2025 compared to the three months ended May 25, 2024 was driven primarily by prior year's favorable increase in R&D credit and favorable reserve release, in addition to lower income in the current year. The decrease in tax rate for the nine months ended May 31, 2025 compared to the nine months ended May 25, 2024 was driven primarily by the impact of the prior year non-deductible loss on note repurchase.

As of May 31, 2025, $4.1 million of U.S. federal income taxes receivable was included in prepaid expenses and other current assets on the Consolidated Balance Sheets. Comparatively, as of August 31, 2024, $6.8 million of U.S. federal income taxes receivable was included in prepaid expenses and other current assets on the Consolidated Balance Sheets.

We file a U.S. Federal tax return, as well as returns in various international and state jurisdictions. As of May 31, 2025, our U.S. Federal returns from Fiscal 2021 to present are subject to review by the Internal Revenue Service. With limited exceptions, U.S. state returns from Fiscal 2020 to present continue to be subject to review by state taxing jurisdictions. We are currently under review by certain U.S. state tax authorities for Fiscal 2020 through Fiscal 2023. We believe we have adequately reserved for our exposure to potential additional payments for uncertain tax positions in our liability for unrecognized tax benefits.

Note 12. Earnings Per Share
Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	May 31, 2025	May 25, 2024	May 31, 2025	May 25, 2024
Earnings per share - basic
Net income	$17.6	$29.0	$12.0	$42.1
Weighted average common shares outstanding	28.0	29.2	28.3	29.3
Basic earnings per common share(1)	$0.63	$0.99	$0.43	$1.43

Earnings per share - diluted
Net income	$17.6	$29.0	$12.0	$42.1
Interest expense on convertible notes, net of tax	0.1	0.2	—	0.7
Diluted net income	$17.7	$29.2	$12.0	$42.8

Weighted average common shares outstanding	28.0	29.2	28.3	29.3
Dilutive impact of stock compensation awards	0.1	0.2	0.1	0.3
Dilutive impact of convertible notes	0.3	1.0	—	1.0
Weighted average common shares outstanding, assuming dilution	28.4	30.4	28.4	30.6

Anti-dilutive securities excluded from weighted average common shares outstanding, assuming dilution	0.7	0.2	0.5	0.2

Diluted earnings per common share(1)	$0.62	$0.96	$0.42	$1.40
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

Known Trends and Uncertainties
Our business continues to be challenged by macroeconomic conditions impacting retail consumers and our dealers, such as inflation, elevated interest rates, and lower consumer confidence. These factors have contributed to lower consumer spending and reduced short-term demand for large discretionary products such as RVs and marine products. In response, our dealers continue to exercise caution when managing stocking levels. In the first nine months of Fiscal 2025, these trends resulted in decreased sales due to declines in unit volume. While market pressures have been observed across our portfolio, they have been most acute in our Winnebago motorhome business. As part of our transformation of this business, we have recently taken significant steps to lower field inventory, improve working capital, align our production schedule to market demand, and accelerate stronger product value for our consumers in the future.

We expect that as consumer demand stabilizes, dealers will return to more stable ordering patterns across our portfolio of businesses. We continue to produce and ship in accordance with dealer demand as evidenced and requested by dealer orders. In addition, we are closely monitoring the potential impact of new or additional U.S. tariffs and retaliatory measures from other countries, which may affect material costs or supply.

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

Included in "Results of Operations" below for the three and nine months ended May 31, 2025 compared to the comparable prior year period is a reconciliation of EBITDA and Adjusted EBITDA from net income, the most directly comparable GAAP measure. We have included these non-GAAP performance measures as a comparable measure to illustrate the effect of non-recurring transactions that occurred during the reported periods and to improve comparability of our results from period to period. We believe Adjusted EBITDA provides meaningful supplemental information about our operating performance as this measure excludes amounts from net income that we do not consider part of our core operating results when assessing our performance. Examples of items excluded from Adjusted EBITDA include acquisition-related costs, change in fair value of note receivable, contingent consideration fair value adjustment, loss on note repurchase, asset impairment, and non-operating income or loss.

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

Results of Operations - Three Months Ended May 31, 2025 Compared to Three Months Ended May 25, 2024

Consolidated Performance Summary
The following is an analysis of changes in key items included in the Consolidated Statements of Income for the three months ended May 31, 2025 compared to the three months ended May 25, 2024:

	Three Months Ended
($ in millions, except per share data)	May 31, 2025	% of Revenues(1)	May 25, 2024	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$775.1	100.0%	$786.0	100.0%	$(10.9)	(1.4)%
Cost of goods sold	669.1	86.3%	667.8	85.0%	1.3	0.2%
Gross profit	106.0	13.7%	118.2	15.0%	(12.2)	(10.3)%
Selling, general, and administrative expenses	70.3	9.1%	69.1	8.8%	1.3	1.9%
Amortization	5.5	0.7%	5.6	0.7%	(0.1)	(2.3)%
Total operating expenses	75.8	9.8%	74.7	9.5%	1.2	1.6%
Operating income	30.2	3.9%	43.5	5.5%	(13.4)	(30.7)%
Interest expense, net	6.7	0.9%	5.8	0.7%	0.9	16.1%
Non-operating (income) loss	(0.4)	(0.1)%	2.2	0.3%	(2.7)	NM
Income before income taxes	23.9	3.1%	35.5	4.5%	(11.6)	(32.6)%
Income tax provision	6.3	0.8%	6.5	0.8%	(0.2)	(3.7)%
Net income	$17.6	2.3%	$29.0	3.7%	$(11.3)	(39.1)%

Diluted earnings per share	$0.62		$0.96		$(0.34)	(35.4)%
Diluted weighted average shares outstanding	28.4		30.4		(2.0)	(6.6)%
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided. In addition, percentages may not add in total due to rounding.
NM:    Not meaningful.

Net revenues decreased primarily due to a reduction in average selling price per unit related to product mix, partially offset by targeted price increases. Unit volume growth in the Towable RV and Marine segments was partially offset by volume declines in the Motorhome RV segment as dealers continue their efforts to right-size field inventories in this segment.

Gross profit as a percentage of revenue decreased primarily due to higher warranty experience, and deleverage associated with product mix, partially offset by operational efficiencies.

Operating expenses increased primarily due to investment to support the Grand Design motorhome business growth.

The change in our effective tax rate was driven primarily by prior year's favorable increase in R&D credit and favorable reserve release in addition to lower income in the current year.

Non-GAAP Reconciliation
The following table reconciles net income to consolidated EBITDA and Adjusted EBITDA for the three months ended May 31, 2025 and May 25, 2024:

	Three Months Ended
(in millions)	May 31, 2025	May 25, 2024
Net income	$17.6	$29.0
Interest expense, net	6.7	5.8
Income tax provision	6.3	6.5
Depreciation	9.6	8.9
Amortization	5.5	5.6
EBITDA	45.7	55.8
Asset impairment	1.2	—
Non-operating (income) loss	(0.4)	2.2
Adjusted EBITDA	$46.5	$58.0

Reportable Segment Performance Summary
Towable RV
The following is an analysis of key changes in our Towable RV segment for the three months ended May 31, 2025 compared to the three months ended May 25, 2024:

	Three Months Ended
(in millions, except ASP and units)	May 31, 2025	% of Revenues(1)	May 25, 2024	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$371.7		$386.3		$(14.7)	(3.8)%
Adjusted EBITDA	35.4	9.5%	41.9	10.9%	(6.6)	(15.7)%

Average Selling Price ("ASP")(2)	$38,934		$41,638		$(2,704)	(6.5)%

	Three Months Ended
Unit deliveries	May 31, 2025	Product Mix(3)	May 25, 2024	Product Mix(3)	Unit Change	% Change
Travel trailer	6,569	69.2%	6,120	66.1%	449	7.3%
Fifth wheel	2,926	30.8%	3,143	33.9%	(217)	(6.9)%
Total Towable RV	9,495	100.0%	9,263	100.0%	232	2.5%
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided.
(2)    ASP excludes off-invoice dealer incentives.
(3)    Percentages may not add due to rounding differences.

Net revenues decreased primarily due to a shift in product mix toward lower price-point models, partially offset by higher unit volume.

Adjusted EBITDA margin decreased primarily due to higher warranty experience, and deleverage, including that associated with product mix, partially offset by operational efficiencies.

Motorhome RV
The following is an analysis of key changes in our Motorhome RV segment for the three months ended May 31, 2025 compared to the three months ended May 25, 2024:

	Three Months Ended
(in millions, except ASP and units)	May 31, 2025	% of Revenues(1)	May 25, 2024	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$291.2		$299.0		$(7.9)	(2.6)%
Adjusted EBITDA	3.0	1.0%	13.4	4.5%	(10.4)	(77.7)%

ASP(2)	$208,146		$183,568		$24,578	13.4%

	Three Months Ended
Unit deliveries	May 31, 2025	Product Mix(3)	May 25, 2024	Product Mix(3)	Unit Change	% Change
Class A	288	20.1%	417	24.8%	(129)	(30.9)%
Class B	406	28.4%	476	28.3%	(70)	(14.7)%
Class C	737	51.5%	787	46.8%	(50)	(6.4)%
Total Motorhome RV	1,431	100.0%	1,680	100.0%	(249)	(14.8)%
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided.
(2)    ASP excludes off-invoice dealer incentives.
(3)    Percentages may not add due to rounding differences.

Net revenues decreased primarily due to lower unit volume related to current market conditions, partially offset by product mix.

Adjusted EBITDA margin decreased primarily due to higher discounts and allowances, volume deleverage, and operational inefficiencies with the Winnebago motorhome business.

Marine
The following is an analysis of key changes in our Marine segment for the three months ended May 31, 2025 compared to the three months ended May 25, 2024:

	Three Months Ended
(in millions, except ASP and units)	May 31, 2025	% of Revenues(1)	May 25, 2024	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$100.7		$87.9		$12.8	14.6%
Adjusted EBITDA	11.6	11.6%	8.5	9.7%	3.1	37.0%

ASP(2)	$81,185		$78,595		$2,590	3.3%

	Three Months Ended
Unit deliveries	May 31, 2025		May 25, 2024		Unit Change	% Change
Boats	1,254		1,127		127	11.3%
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided.
(2)    ASP excludes off-invoice dealer incentives.

Net revenues increased primarily due to unit volume and targeted price increases, partially offset by product mix.

Adjusted EBITDA margin increased due to targeted price increases and volume leverage, partially offset by product mix and higher warranty expense.

Results of Operations - Nine Months Ended May 31, 2025 Compared to the Nine Months Ended May 25, 2024

Consolidated Performance Summary
The following is an analysis of changes in key items included in the Consolidated Statements of Income for the nine months ended May 31, 2025 compared to the nine months ended May 25, 2024:

	Nine Months Ended
($ in millions, except per share data)	May 31, 2025	% of Revenues(1)	May 25, 2024	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$2,020.9	100.0%	$2,252.6	100.0%	$(231.7)	(10.3)%
Cost of goods sold	1,755.0	86.8%	1,913.3	84.9%	(158.3)	(8.3)%
Gross profit	265.9	13.2%	339.3	15.1%	(73.4)	(21.6)%
Selling, general, and administrative expenses	212.1	10.5%	204.4	9.1%	7.8	3.8%
Amortization	16.7	0.8%	16.9	0.7%	(0.2)	(1.2)%
Total operating expenses	228.8	11.3%	221.3	9.8%	7.6	3.4%
Operating income	37.1	1.8%	118.0	5.2%	(81.0)	(68.6)%
Interest expense, net	19.3	1.0%	15.2	0.7%	4.0	26.5%
Loss on note repurchase	2.0	0.1%	32.7	1.5%	(30.8)	(94.0)%
Non-operating (income) loss	(1.0)	(0.1)%	5.8	0.3%	(6.8)	NM
Income before income taxes	16.8	0.8%	64.3	2.9%	(47.5)	(73.8)%
Income tax provision	4.8	0.2%	22.2	1.0%	(17.4)	(78.4)%
Net income	$12.0	0.6%	$42.1	1.9%	$(30.1)	(71.4)%

Diluted earnings per share	$0.42		$1.40		$(0.98)	(70.0)%
Diluted weighted average shares outstanding	28.4		30.6		(2.2)	(7.2)%
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided. In addition, percentages may not add in total due to rounding.
NM:    Not meaningful.

Net revenues decreased primarily due to a reduction in average selling price per unit related to product mix and lower unit volume, partially offset by targeted price increases.

Gross profit as a percentage of revenue decreased primarily due to deleverage, including that associated with product mix, and higher warranty experience, partially offset by operational efficiencies.

Operating expenses increased primarily due to investments to support the growth of the Grand Design motorhome and Barletta marine businesses, partially offset by cost reduction initiatives.

Interest expense, net increased primarily due to the 2030 Convertible Notes issued in the second quarter of 2024.

The loss on note repurchase recorded in the nine months ended May 31, 2025 is related to the tender of $100.0 million of our Senior Secured Notes. The loss on note repurchase recorded in the nine months ended May 25, 2024 is related to the refinancing of the 2025 Convertible Notes. Refer to Note 8 in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information.

The change in our effective tax rate was driven primarily by the impact of the prior year non-deductible loss on note repurchase.

Non-GAAP Reconciliation
The following table reconciles net income to consolidated EBITDA and Adjusted EBITDA for the nine months ended May 31, 2025 and May 25, 2024:

	Nine Months Ended
(in millions)	May 31, 2025	May 25, 2024
Net income	$12.0	$42.1
Interest expense, net	19.3	15.2
Income tax provision	4.8	22.2
Depreciation	28.7	25.5
Amortization	16.7	16.9
EBITDA	81.5	121.9
Acquisition-related costs	—	1.5
Change in fair value of note receivable	—	3.0
Contingent consideration fair value adjustment	—	1.1
Loss on note repurchase	2.0	32.7
Asset impairment	1.2	—
Non-operating (income) loss	(1.0)	1.7
Adjusted EBITDA	$83.7	$161.9

Reportable Segment Performance Summary
Towable RV
The following is an analysis of key changes in our Towable RV segment for the nine months ended May 31, 2025 compared to the nine months ended May 25, 2024:

	Nine Months Ended
(in millions, except ASP and units)	May 31, 2025	% of Revenues(1)	May 25, 2024	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$913.9		$1,001.8		$(87.9)	(8.8)%
Adjusted EBITDA	66.0	7.2%	101.8	10.2%	(35.9)	(35.2)%

ASP(2)	$38,906		$41,841		$(2,935)	(7.0)%

	Nine Months Ended
Unit deliveries	May 31, 2025	Product Mix(3)	May 25, 2024	Product Mix(3)	Unit Change	% Change
Travel trailer	16,034	68.7%	15,987	67.0%	47	0.3%
Fifth wheel	7,302	31.3%	7,869	33.0%	(567)	(7.2)%
Total Towable RV	23,336	100.0%	23,856	100.0%	(520)	(2.2)%

	May 31, 2025		May 25, 2024		$ Change(1)	% Change(1)
Dealer Inventory(4)
Units	17,747		18,110		(363)	(2.0)%
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided.
(2)    ASP excludes off-invoice dealer incentives.
(3)    Percentages may not add due to rounding differences.
(4)    Data is based on the latest information available from our dealer partners and is subject to timing of reporting and other limitations.

Net revenues decreased primarily due to a shift in product mix toward lower price-point models and lower unit volume due to market conditions, partially offset by targeted price increases.

Adjusted EBITDA margin decreased primarily due to deleverage, including that associated with product mix, and higher warranty experience, partially offset by targeted price increases.

Motorhome RV
The following is an analysis of key changes in our Motorhome RV segment for the nine months ended May 31, 2025 compared to the nine months ended May 25, 2024:

	Nine Months Ended
(in millions, except ASP and units)	May 31, 2025	% of Revenues(1)	May 25, 2024	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$798.5		$971.8		$(173.3)	(17.8)%
Adjusted EBITDA	10.9	1.4%	60.7	6.2%	(49.8)	(82.0)%

ASP(2)	$204,588		$189,356		$15,232	8.0%

	Nine Months Ended
Unit deliveries	May 31, 2025	Product Mix(3)	May 25, 2024	Product Mix(3)	Unit Change	% Change
Class A	808	20.2%	1,269	24.3%	(461)	(36.3)%
Class B	1,158	29.0%	1,815	34.8%	(657)	(36.2)%
Class C	2,031	50.8%	2,128	40.8%	(97)	(4.6)%
Total Motorhome RV	3,997	100.0%	5,212	100.0%	(1,215)	(23.3)%

	May 31, 2025		May 25, 2024		$ Change(1)	% Change(1)
Dealer Inventory(4)
Units	3,614		4,386		(772)	(17.6)%
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided.
(2)    ASP excludes off-invoice dealer incentives.
(3)    Percentages may not add due to rounding differences.
(4)    Data is based on the latest information available from our dealer partners and is subject to timing of reporting and other limitations.

Net revenues decreased primarily due to lower unit volume related to market conditions, partially offset by the introduction of the Grand Design motorhome business, and product mix.

Adjusted EBITDA margin decreased primarily due to volume deleverage, operational inefficiencies, and higher discounts and allowances associated with the Winnebago motorhome business.

Marine
The following is an analysis of key changes in our Marine segment for the nine months ended May 31, 2025 compared to the nine months ended May 25, 2024:

	Nine Months Ended
(in millions, except ASP and units)	May 31, 2025	% of Revenues(1)	May 25, 2024	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$272.9		$245.0		$27.9	11.4%
Adjusted EBITDA	27.7	10.2%	20.1	8.2%	7.6	38.1%

ASP(2)	$79,846		$80,819		$(973)	(1.2)%

	Nine Months Ended
Unit deliveries	May 31, 2025		May 25, 2024		Unit Change	% Change
Boats	3,471		3,107		364	11.7%

	May 31, 2025		May 25, 2024		$ Change(1)	% Change(1)
Dealer Inventory(3,4)
Units	3,069		3,400		(331)	(9.7)%
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided.
(2)    ASP excludes off-invoice dealer incentives.
(3)    Due to the nature of the Marine industry, this amount includes a higher proportion of retail sold units than our other segments.
(4)    Data is based on the latest information available from our dealer partners and is subject to timing of reporting and other limitations.

Net revenues increased primarily due to unit volume and targeted price increases, partially offset by a reduction in average selling price per unit related to product mix.

Adjusted EBITDA margin increased due to targeted price increases and volume leverage, partially offset by product mix.

Analysis of Financial Condition, Liquidity, and Capital Resources
Cash Flows
The following table summarizes our cash flows from operations:

	Nine Months Ended
(in millions)	May 31, 2025	May 25, 2024
Total cash (used in) provided by:
Operating activities	$(52.5)	$103.2
Investing activities	(25.5)	(36.4)
Financing activities	(242.4)	(58.6)
Net (decrease) increase in cash and cash equivalents	$(320.4)	$8.2

Operating Activities
During the nine months ended May 31, 2025, net cash used in operating activities was $52.5 million compared to net cash provided by operating activities of $103.2 million during the same period last year. The change in operating cash flow is primarily driven by lower profitability adjusted for non-cash items, an increase in inventory to support the growth of the Grand Design motorhome business and an increase in accounts receivable due to timing of invoicing and collections.

Investing Activities
Cash used in investing activities decreased primarily due to favorable changes in other investing activities and lower capital expenditures compared to the prior year. Other investing activities include cash proceeds from asset sales and strategic investment activity.

Financing Activities
Cash used in financing activities increased primarily due to partial settlement of high-yield notes and maturity of 2025 Convertible Notes.

Debt and Capital
We maintain a $350.0 million asset-based revolving credit facility ("ABL Credit Facility") with a maturity date of July 15, 2027, subject to certain factors which may accelerate the maturity date. As of May 31, 2025, we had no borrowings against the ABL Credit Facility.

As of May 31, 2025, we had $10.5 million in cash and cash equivalents and $350.0 million in unused ABL Credit Facility. Our cash and cash equivalent balances consist of high quality, short-term money market instruments.

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

On November 1, 2019, we issued $300.0 million in aggregate principal amount of 1.50% unsecured Convertible Senior Notes due 2025 (the “2025 Convertible Notes”). On January 18, 2024, we entered into privately negotiated transactions (the "2025 Convertible Note Repurchases") with certain holders of the 2025 Convertible Notes to repurchase $240.7 million aggregate principal amount of the 2025 Convertible Notes using proceeds received from the 2030 Convertible Notes. On April 1, 2025, the 2025 Convertible Notes matured. We paid $59.3 million in aggregate principal amount and $0.4 million in accrued interest to holders of the notes, fully settling the outstanding balance (the "2025 Convertible Note Maturity Settlement"). The settlement was funded with cash on hand, consistent with our stated intent, with no shares of common stock issued.

As of May 31, 2025, we have no debt maturing in the next twelve months that is classified as current on our Consolidated Balance Sheets.

We believe cash flow from operations, existing lines of credit, and access to debt and capital markets will be sufficient to meet our current liquidity needs, and we have committed liquidity and cash reserves in excess of our anticipated funding requirements. We evaluate the financial stability of the counterparties for the 2030 Convertible Notes, the Senior Secured Notes, and the ABL Credit Facility, and will continue to monitor counterparty risk on an on-going basis.

Working Capital
Working capital at May 31, 2025 and August 31, 2024 was $444.2 million and $584.0 million, respectively. We currently expect cash on hand, funds generated from operations, and the borrowing available under our ABL Credit Facility to be sufficient to cover both short-term and long-term operating requirements.

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

On August 17, 2022, our Board of Directors authorized a new share repurchase program in the amount of $350.0 million with no time restriction on the authorization, which took effect immediately and replaced the prior program. In the nine months ended May 31, 2025, we repurchased approximately 951,000 shares of our own common stock at a cost of $50.0 million under this authorization, and approximately 64,000 shares at a cost of $3.6 million to satisfy tax obligations on employee equity awards vested. We continually evaluate if share repurchases reflect a prudent use of our capital and, subject to compliance with our ABL Credit Facility and Senior Secured Notes, we may purchase shares in the future. As of May 31, 2025, we have $180.0 million remaining on our Board approved repurchase authorization.

On May 16, 2025, our Board of Directors approved a quarterly cash dividend of $0.34 per share payable on June 25, 2025, to common stockholders of record at the close of business on June 11, 2025.

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
•Risks related to our 2030 Convertible Notes and Senior Secured Notes, including our ability to satisfy our obligations under these notes.
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

Interest rate risk
The ABL Credit Facility, which is our only floating rate debt instrument, remains undrawn as of May 31, 2025.

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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the third quarter of Fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Purchases of our common stock during each fiscal month of the third quarter of Fiscal 2025 are as follows:

Period	Total Number of Shares Purchased(1,2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1,2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
3/2/25 - 4/5/25	—	$—	—	$180.0
4/6/25 - 5/3/25	469	32.06	—	180.0
5/4/25 - 5/31/25	779	34.44	—	180.0
Total	1,248	$33.54	—	$180.0
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

Item 5. Other Information
During the quarter ended May 31, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.2	Form of 6.250% Senior Secured Note due 2028 (included in Exhibit 4.3).
4.3
Indenture, dated January 23, 2024, by and between Winnebago Industries, Inc. and U.S. Bank Trust Company, National Association (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated January 23, 2024.

4.4	Form of 3.250% Convertible Senior Note due 2030 (included in Exhibit 4.5).
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (furnished herewith).
101.SCH	Inline XBRL Taxonomy Extension Schema Document (furnished herewith).
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document (furnished herewith).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith).
101.LAB	Inline XBRL Taxonomy Label Linkbase Document (furnished herewith).
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document (furnished herewith).
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101) (furnished herewith).
* Management contract or compensation plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.

Date:	June 25, 2025	By:	/s/ Michael J. Happe
Michael J. Happe
Chief Executive Officer, President
(Principal Executive Officer)

Date:	June 25, 2025	By:	/s/ Bryan L. Hughes
Bryan L. Hughes
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer)