Form 10-K
period 2025-08-30
WINNEBAGO INDUSTRIES INC
filed 2025-10-22
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 30, 2025;
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
Large Accelerated Filer ☒    Accelerated Filer ☐   Non-accelerated filer ☐ Smaller Reporting Company ☐ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $1,093,005,000 as of March 1, 2025, based upon the closing price of $40.41 as of February 28, 2025, as reported on the New York Stock Exchange.
As of October 15, 2025, 28,206,785 shares of the registrant's common stock, par value $0.50 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report for the registrant's 2025 Annual Meeting of Shareholders to be held on December 16, 2025 (the "2025 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.

Winnebago Industries, Inc.
Fiscal 2025 Annual Report on Form 10-K

WINNEBAGO INDUSTRIES, INC.
FORM 10-K
Report for the Fiscal Year Ended August 30, 2025

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Certain of the matters discussed in this Annual Report on Form 10-K are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which involve risks and uncertainties. With the exception of historical information, the matters discussed in this Annual Report on Form 10-K are forward-looking statements and may be identified by the use of words such as "anticipate," "assume," "believe," "estimate," "expect," "guidance," "intend," "outlook," "plan," "project," and other words and terms of similar meaning. Such statements reflect our current views and estimates with respect to future market conditions, company performance and financial results, operational investments, business prospects, new strategies, the competitive environment, and other events. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the potential results discussed in such forward-looking statements. Readers should review Item 1A, Risk Factors, in this Annual Report on Form 10-K for the fiscal year ended August 30, 2025, for a description of important factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements made in this Annual Report on Form 10-K. Among the factors that could cause actual results and outcomes to differ materially from those contained in such forward-looking statements are the following:
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

Winnebago Industries, Inc. is a leading North American manufacturer of outdoor lifestyle products under the Winnebago, Grand
Design, Chris-Craft, Newmar and Barletta brands, which are used primarily in leisure travel and outdoor recreation activities. We also design and manufacture advanced battery solutions that deliver “house power,” supporting internal electrical features and appliances for a variety of outdoor products including RVs, boats, specialty and other low-speed vehicles, as well as other industrial applications. Other products manufactured by us consist primarily of original equipment manufacturing parts for other manufacturers and commercial vehicles. We produce our towable RV units in Indiana; our motorhome RV units in Iowa and Indiana; our marine units in Indiana and Florida; and our battery solutions in Florida. We distribute our RV and marine products primarily through independent dealers throughout the U.S. and Canada, who then retail the products to the end consumer. We also distribute our marine products internationally through independent dealers, who then retail the products to the end consumer. Our battery solutions are primarily sold to customers in the U.S.

All references to Fiscal 2025 refer to the 52-week period ended August 30, 2025. Fiscal 2024 refers to the 53-week period ended August 31, 2024 and Fiscal 2023 refers to the 52-week period ended August 26, 2023.

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

Type	Description	Winnebago product offerings	Grand Design product offerings
Travel trailer	Towed by means of a hitch attached to the frame of the vehicle	Access, HIKE, Micro Minnie, Minnie, M-Series, Voyage, and Thrive	Imagine, Momentum, Reflection, Serenova, and Transcend
Fifth wheel	Constructed with a raised forward section that is connected to the vehicle with a special fifth wheel hitch	N/A	Influence, Momentum, Reflection, and Solitude

Our travel trailer and fifth wheel towable RVs are sold by dealers in the retail market with manufacturer's suggested retail prices ranging from approximately $20,000 to $163,000, which can vary depending on size and model, plus optional equipment and delivery charges.

Towable RV parts and service activities represent revenues generated by service work we perform for retail customers at our Elkhart, Indiana and Middlebury, Indiana facilities as well as revenues from the sale of unit parts. Our competitive strategy is to provide proprietary manufactured parts through our dealer network, which we believe increases customer satisfaction and the value of our towable RVs.

Motorhome RV
A motorhome RV is a self-propelled mobile dwelling used primarily as temporary living quarters during vacation and camping trips, or to support active and mobile lifestyles. The RVIA classifies motorhome RVs into three types, all of which we manufacture and sell under the Winnebago, Newmar, and Grand Design brand names, which are defined as follows:

Type	Description	Winnebago product offerings	Newmar product offerings	Grand Design product offerings
Class A	Built on a heavy truck chassis in both diesel and gas models with the ability to tow a small vehicle	Adventurer, Forza, Sunstar, and Vista	Bay Star, Canyon Star, Dutch Star, Essex, King Aire, London Aire, Mountain Aire, New Aire, Northern Star, and Ventana	N/A
Class B	Built by adding a taller roof and amenities to an existing van in both diesel and gas models, which allows for easy maneuvering	Revel, Solis, and Travato	N/A	Lineage Series VT
Class C	Built on a medium truck chassis in both diesel and gas models with similar features and amenities to Class A models	EKKO, Minnie Winnie, Navion, Spirit, and View	Freedom Aire, Grand Star, Super Star, Supreme Aire, and Summit Aire	Lineage Series F Lineage Series M

Our Class A, Class B, and Class C motorhome RVs are sold by dealers in the retail market with manufacturer's suggested retail prices ranging from approximately $143,000 to $1,717,000, which can vary depending on size and model, plus optional equipment and delivery charges. Our motorhome RVs range in length from approximately 18 to 45 feet.

Motorhome RV parts and service activities represent revenues generated by service work we perform for retail customers at our Forest City, Iowa, Nappanee, Indiana, and Elkhart, IN facilities as well as revenues from the sale of unit parts. Our competitive strategy is to provide proprietary manufactured parts through our dealer network, which we believe increases customer satisfaction and the value of our motorhome RVs.

Marine
We manufacture and sell premium quality recreational boats under our Chris-Craft and Barletta brands through an established network of independent authorized dealers.

Type	Chris-Craft product offerings	Barletta product offerings
Boats	Calypso, Catalina, Launch, Launch GT, and Sportster	Aria, Cabrio, Corsa, Lusso, Reserve, and Reserve Leggera

Our boats are sold by dealers in the retail market with manufacturer's suggested retail prices ranging from approximately $47,000 to $783,000, which can vary depending on size and model, plus optional equipment and delivery charges.

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
As of August 30, 2025, our RV and marine dealer network in the U.S. and Canada included over 760 physical dealer locations, many of which carry more than one of our brands. None of our dealer organizations accounted for more than 10% of our net revenues during each of the past three fiscal years.

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

We continue our focus on developing, assembling, and marketing innovative, proprietary products, many of which use proprietary expertise, trade secrets, and know-how. We consider the collective rights under our various patents, which expire from time to time, a valuable asset, but we do not believe that our businesses are materially dependent upon any single patent or group of related patents.

Human Capital Management
One of our core values is to put people first. Our employees are our greatest strength and we are committed to providing a safe, inclusive, high-performance culture where our people thrive. We strive to recruit, develop, engage and protect our workforce. The following are key human capital measures and objectives that we currently focus on:

Investment in Talent Development & Employee Experience
We believe our future success depends on our people. Attracting, engaging, retaining and developing talent is a key priority. We strive to grow and develop all of our teams and bolster our talent pipeline. Our leadership expectations provide a shared understanding of the skills our teams develop through continuous learning opportunities and training. Our Code of Conduct and our human rights policy include shared values and guide relationships with our people and our stakeholders. We continue to support external partnerships and internships that introduce high school and college students to potential career opportunities in the RV and marine industries. These programs focus on developing the next generation of talent in meaningful experiences. We also collaborate with regional education and workforce development partners to connect employees and job seekers with on-the-job training and leadership development.

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

As of August 30, 2025, we employed approximately 5,300 persons, of which approximately 20% and 80% were salaried and hourly employees, respectively. None of our employees are covered under a collective bargaining agreement. We believe our relations with our employees are good.

Commitment to Inclusion and Belonging
We believe in the value of building a company and community where every person feels welcome, is treated fairly, and has an equal opportunity to succeed while bringing their authentic self to work. We continue to prioritize creating a better sense of belonging in our workplace, our communities, and the outdoors. We advanced our strategy by listening and learning, and expanding our Leadership Speaker Series, where subject matter experts provide inspiration, tools, and resources to create an inclusive culture based on our leadership expectations. We also continued to expand our employee resource groups which are open to all employees across our brands. For example, the Women’s Inclusion Network ("WIN"), which was established in 2022, supports the professional development of women by encouraging access to learning, mentoring, and networking. WIN’s goal is to provide programming and tools, increase women’s sense of belonging, and the percentage of women in leadership roles within our businesses. The Veterans Network Employee Resource Group, which was established in 2023, supports the professional development of our Veteran community by providing a space and place for employees who are Veterans, Active Military and Family & Friends (also known as Allies) to discuss their experiences, address issues through learning, assistance and guidance, and conduct activities to support the growth and development of our Veteran community members in their professional careers. In 2024, we launched the Mosaic Multicultural Network to engage and connect across cultures at Winnebago Industries. Mosaic promotes connection while helping to bolster a workplace where all employees can thrive, supporting career mobility, visibility, recruitment and retention. We remain involved with partners who help advance our goals including Society of Women Engineers, Women in Manufacturing, RV Women’s Alliance, and more.

We believe time together outdoors is priceless, and that our company and our brands should reflect the full spectrum of outdoor enthusiasts. We also believe we thrive and are more successful when we empower, value, and respect our employees and our communities. We are committed to continuing to build a strong, inclusive culture and workplace.

Employee Well-being and Safety
At Winnebago Industries, the health, safety, and well-being of our employees are central to our culture and long-term success. We believe all workplace injuries and illnesses are preventable and strive for a zero-harm culture. Safety is embedded in how we design, operate, and maintain our workplaces. We support employees’ mental, emotional, and physical well-being by offering resources to manage remote work, parental responsibilities, and family needs. We also provide convenient access to healthcare through on-site and virtual clinics. In Fiscal 2025, we celebrated our third annual Safety Month under the theme “Safety: From Design to Delivery” and introduced the CEO Safety Award, recognizing innovative ideas that improved safety, efficiency, and quality. We continue to advance our hierarchy-of-controls approach to reduce risk across our facilities and operations.

In Fiscal 2025, our total recordable incident rate ("TRIR") was 2.75, a 22% improvement compared to 3.51 in Fiscal 2024. In Fiscal 2025, our days away restricted transfer rate ("DART") was 1.00, a 43% improvement compared to 1.75 in Fiscal 2024. We continue to invest in workplace safety initiatives and our commitment to safety never stops.

Information about our Executive Officers

Name	Office (Year First Elected an Officer)	Age
Michael J. Happe	President and Chief Executive Officer (2016)	54
Stacy L. Bogart	Senior Vice President – Chief Legal Officer, Corporate Secretary and Corporate Responsibility (2018)	62
Donald J. Clark	Group President – Towable RV Segment; President – Grand Design RV (2016)	65
Bryan L. Hughes	Senior Vice President – Chief Financial Officer, Investor Relations, Information Technology and Business Development (2017)	56
Casey J. Tubman	Group President – Newmar and Winnebago Motorized (2022)	53
Christopher D. West	President – Winnebago Motorhomes and Specialty Vehicles (2016)	53
Bret A. Woodson	Senior Vice President – Chief Human Resources Officer, Chief of Staff and Corporate Administration (2015)	55

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

Ms. Bogart joined Winnebago Industries in January 2018 as Vice President, General Counsel and Secretary and was appointed Senior Vice President, General Counsel, Secretary and Corporate Responsibility and President, Winnebago Industries Foundation in October 2020. Pursuant to our previously announced leadership changes, Ms. Bogart became Senior Vice President – Chief Legal Officer, Corporate Secretary and Corporate Responsibility, effective October 16, 2024. Prior to joining Winnebago Industries, Ms. Bogart was Senior Vice President, General Counsel and Compliance Officer, Corporate Secretary at Polaris Industries Inc., a manufacturer and marketer of powersports products, where she joined in November 2009. Previously, Ms. Bogart was General Counsel of Liberty Diversified International; Assistant General Counsel and Assistant Secretary at The Toro Company; and a Senior Attorney for Honeywell International, Inc.

Mr. Clark, President of Grand Design RV, became an officer of Winnebago Industries in November 2016 in accordance with the terms of the Grand Design acquisition. He co-founded Grand Design RV, LLC in 2012 and built the team at Grand Design RV. Mr. Clark has over 30 years of successful RV industry experience. Effective November 1, 2024, Mr. Clark was appointed Group President – Towable RVs and President – Grand Design RV.

Mr. Hughes joined Winnebago Industries as Vice President, Chief Financial Officer of the Company in May 2017 and was appointed Senior Vice President, Finance, Information Technology and Strategic Planning, and Chief Financial Officer, in October 2020. Pursuant to our previously announced leadership changes, Mr. Hughes became Senior Vice President – Chief Financial Officer, Investor Relations, Information Technology and Business Development, effective September 1, 2025. Mr. Hughes joined Winnebago Industries from Ecolab, Inc., a global sustainability leader offering water, hygiene and infection prevention solutions and services to customers in the food, healthcare, life sciences, hospitality and industrial markets, where he served as Senior Vice President and Corporate Controller from 2014 to 2017, Vice President of Finance from 2008 to 2014 and in various management positions from 1996 to 2008. Prior to his employment with Ecolab, he worked for Ernst & Young, a public accounting firm.

Mr. Tubman joined Winnebago Industries in August 2022 as President of Newmar Corporation. Pursuant to our previously announced leadership changes, Mr. Tubman became Group President – Newmar and Winnebago Motorized, effective September 1, 2025. Mr. Tubman joined Winnebago Industries from Whirlpool Corporation, a multinational manufacturer of home appliances, where he served in a variety of leadership and executive roles for over 25 years. Most recently, he served as Vice President and Global Platform Leader from February 2022 to July 2022. He also served as Vice President of Product Marketing from January 2020 to February 2022, and Vice President and General Manager from October 2015 to January 2020.

Mr. West joined Winnebago Industries in September 2016 as Vice President, Operations. He became Senior Vice President, Enterprise Operations in October 2020 and President, Winnebago Outdoors in September 2024. Effective November 1, 2024, Mr. West became President, Winnebago Motorhome and Specialty Vehicles. He previously was Vice President of Global Supply Chain for Joy Global, a worldwide mining equipment manufacturer, from 2014 to 2016, and Operations Director from 2012 to 2014. Mr. West served as Director of Manufacturing for AGCO Corporation, an agricultural equipment manufacturer, from 2008 to 2012 and as Director of Operations and in other management positions for the Nordam Group, a manufacturer of aircraft interiors, from 1999 to 2009.

Mr. Woodson joined Winnebago Industries in January 2015 as Vice President, Administration and was appointed Senior Vice President, Human Resources and Corporate Relations in October 2020. Pursuant to our previously announced leadership changes, Mr. Woodson became Senior Vice President – Chief Human Resources Officer, Chief of Staff and Corporate Administration, effective October 16, 2024. Prior to joining Winnebago, Mr. Woodson was Vice President of Human Resources at Corbion N.V., a food and biochemicals company, from 2007 to 2014 and Director, Human Resources at Sara Lee Corporation from 1999 to 2007. Mr. Woodson has over 30 years of business and human resources experience.

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
Our business is affected by the availability and terms of the financing to dealers. Generally, RV and marine dealers finance their purchases of inventory with financing provided by lending institutions. A reduction in the availability of wholesale floorplan financing, or more restrictive lending practices, could have an adverse impact on our independent dealers and therefore our results of operations. In addition, an increase in the cost of financing due to interest rate fluctuations may incentivize dealers to reduce field inventory levels, which could negatively impact our sales and profitability. As of August 30, 2025, two financial flooring institutions held approximately 51% of our total outstanding financed dealer inventory dollars. In the event that either of these lending institutions limits or discontinue dealer financing, we could experience an adverse effect on our results of operations.

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

If we are unable to properly forecast future demand of our products, our operating results may be negatively impacted.
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
Most of our RV and marine components are readily available from numerous sources. However, a few of our components are produced by a small group of suppliers. In Fiscal 2025, one of our suppliers individually accounted for approximately 14% of our consolidated raw material purchases. In the case of motorhome RV chassis, Mercedes-Benz (USA and Canada), Stellantis N.V., Freightliner Trucks, Ford Motor Company, and Spartan RV Chassis are our major suppliers. Our relationship with our chassis suppliers is similar to our other supplier relationships in that no specific contractual commitments are engaged in by either party. This means that we do not have minimum purchase requirements, and our chassis suppliers do not have minimum supply requirements. Our chassis suppliers also supply to our competitors. Historically, chassis suppliers resort to an industry-wide allocation system during periods when supply is restricted. These allocations have been based on the volume of chassis previously purchased, which could mean our larger competitors could receive more chassis in a time of scarcity. Sales of motorhome RVs rely on chassis supply and are affected by shortages, instability, or recalls from time to time. Within our marine businesses, we purchase a significant portion of our motors from Mercury Marine, which makes us reliant on them for the supply of these engines. If we experience delays and disruptions in obtaining these engines, we may be unable to fulfill orders and deliver our products to our customers in a timely manner. Furthermore, decisions by our suppliers to decrease production, production delays or work stoppages by the employees of such suppliers, or price increases could have a material adverse effect on our ability to produce our products and ultimately, on our results of operations, financial condition, and cash flows.

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
We purchase raw materials such as steel, aluminum, and other commodities, and components, such as chassis, refrigerators, and televisions, for use in our products. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, copper, lead, rubber, lumber, and others that are integrated into our end products. Our profitability is affected by significant fluctuations in the prices of the raw materials and the components and parts we use in our products. Recent changes in trade policy, including tariffs imposed by the U.S. government and reciprocal tariffs imposed by foreign countries, have increased our sourcing costs, and uncertainty remains regarding additional tariff actions in the future. In addition to increased costs as a result of these tariffs, we may face supply chain disruptions and delays that negatively impact our cost of materials and production processes. The uncertain trade policy environment may also contribute to declining consumer confidence, which could decrease demand for our products. While we may attempt to take steps to mitigate or avoid some of these increased costs and disruptions, our ability to do so may be limited by operational and supply chain constraints, especially in the short term. All of these conditions could materially and adversely affect our results of operations and financial condition.

In addition, increases in other costs of doing business may also adversely affect our profit margins and businesses. For example, an increase in fuel costs may result in an increase in our transportation costs, which also could adversely affect our operating results and businesses. Historically, we have mitigated cost increases, in part, by collaborating with suppliers, reviewing alternative sourcing options, substituting materials, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate. However, we may not be able to mitigate such increased costs in the future. Further, if our price increases are not accepted by our customers and the market, our net sales, profit margins, earnings, and market share could be adversely affected.

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

Despite our efforts to continuously mature our cybersecurity program, our information systems, and those of our third-party service providers, we are still susceptible to system shutdowns, damage, degraded performance, disruptions or other security incidents. Because the technologies used to obtain unauthorized access are constantly changing and becoming increasingly more sophisticated and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement sufficient preventative measures. Misuse, leakage, falsification, or breach of security of information could result in a violation of privacy laws and damage our reputation which could, in turn, adversely affect our business or financial results. Amongst other things, the impact could include interruptions or delays in our ability to access information, data loss, processing inefficiencies, lost revenues or other costs resulting from shutdowns, unfavorable publicity, governmental inquiry and oversight, litigation by affected parties, and possible financial obligations for damages related to the theft or misuse of such information. Although these incidents have not historically had a significant impact on our business operations, there can be no guarantee that the actions and controls we have implemented and are implementing will be sufficient to protect our systems, information, or other property. While we maintain cybersecurity insurance to protect against potential losses arising from security incidents, the costs related to threats or disruption may not be fully insured.

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

Finally, regulations related to climate change are increasing. For example, federal and state authorities have various environmental control standards relating to air, water, noise pollution, greenhouse gases ("GHG"), and hazardous waste generation and disposal that affect us and our operations. Failure by us to comply with present or future laws and regulations could result in fines being imposed on us, potential civil and criminal liability, suspension of production or operations, alterations to the manufacturing process, or costly cleanup or capital expenditures, any or all of which could have a material adverse effect on our results of operations. Other policymakers, such as the State of California, have issued requirements for companies to provide expanded climate-related disclosures, which may require us to incur significant additional costs to comply. In addition, foreign, federal, state, and local regulatory and legislative bodies have proposed various legislative and regulatory measures relating to climate change, regulating GHG emissions, and energy policies. If such legislation is enacted, we could incur increased energy, environmental, and other costs and capital expenditures to comply with the limitations. Climate change regulation combined with public sentiment could result in reduced demand for our products, higher fuel prices, or carbon taxes, all of which could materially adversely affect our business. Due to uncertainty in the regulatory and legislative processes, as well as the scope of such requirements and initiatives, we cannot currently determine the effect such legislation and regulation may have on our products and operations.

Our ESG commitments may impact our reputation, expose us to additional costs, or have other impacts which could adversely affect our business, financial condition, or results of operations.
There has been an increased focus from regulators, investors, employees, consumers, and other stakeholders relating to ESG practices. We periodically communicate our ESG initiatives, which include prioritizing ethics and integrity, safety, people, inclusion and belonging, community, waste, emissions, and product stewardship. Failure to meet our commitments, respond to regulatory requirements, or advance our initiatives could adversely impact our reputation, as well as the demand for our products. In addition, achieving these initiatives may result in increased costs, which could have a material adverse impact on our business, financial condition, or results of operations. At the same time, our stakeholders have evolving, varied and sometimes conflicting expectations regarding many aspects of our business, including our operations and ESG-related matters. If we fail or are perceived to fail, in any number of ESG matters, or to effectively respond to changes in, or new, legal, regulatory or reporting requirements concerning climate change or other sustainability concerns, we may be subject to regulatory fines and penalties, and our reputation may suffer.

Financial Risks
An impairment in the carrying value of goodwill and trade names could negatively impact our consolidated results of operations.
Goodwill and indefinite-lived intangible assets, such as our trade names in certain instances, are recorded at fair value at the time of acquisition and are not amortized but are reviewed for impairment at least annually or more frequently if impairment indicators arise. Our determination of whether goodwill impairment has occurred is based on a comparison of each of our reporting units’ fair value with its carrying value. During the fourth quarter of Fiscal 2024, we completed our annual assessment of indefinite-lived intangible assets and determined that the carrying value of the Chris-Craft reporting unit exceeded its fair value, resulting in a $30.3 million impairment charge, which represents the full goodwill balance attributable to the reporting unit. Although no other impairments were identified in Fiscal 2025, Fiscal 2024, or Fiscal 2023, significant and unanticipated changes in circumstances, such as significant and long-term adverse changes in business climate, unanticipated competition, and/or changes in technology or markets, could require future impairment charges that could be significant and could negatively impact our results of operations.

Refer to Note 7 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K for more information regarding goodwill and intangible assets.

The terms of our notes and other debt instruments could adversely affect our operating flexibility and pose risks of default.
We incurred substantial indebtedness to finance the acquisitions of Grand Design and Newmar Corporation ("Newmar"). Our asset based revolving credit facility ("ABL Credit Facility") and Senior Secured Notes (as described in Note 9 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K) are secured by substantially all of our assets, including cash, inventory, accounts receivable, and certain machinery and equipment. We also issued unsecured convertible senior notes due 2030 ("2030 Convertible Notes") to execute a partial repurchase of other indebtedness. If a default of payment occurs, the lenders in our ABL Credit Facility or holders of our Senior Secured Notes and 2030 Convertible Notes may elect to declare all of their respective outstanding debt, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. Under such circumstances, we may not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed on our ability to incur additional debt and to take other corporate actions might significantly impair our ability to obtain other financing.

Borrowing availability under the ABL Credit Facility is limited to the lesser of the facility total and the calculated borrowing base, which is based on stipulated loan percentages applied to our eligible trade accounts receivable and eligible inventories. Should the borrowing base decline, our ability to borrow to fund future operations and business transactions could be limited.

In addition, the Senior Secured Notes contain certain occurrence-based covenants that could restrict our ability to undertake certain types of transactions. If we enter into a transaction that falls under the occurrence-based covenants, we will calculate the ratios and covenant buckets we have available to us to ensure we are in compliance. Likewise, the Indenture related to the 2030 Convertible Notes includes certain limited occurrence-based covenants that could impact our ability to operate our business.

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

We manage our exposure to cybersecurity risk using various methods designed to protect against, detect, and respond to cybersecurity threats. For example, we leverage threat intelligence to identify trends and inform our understanding of the cybersecurity risk landscape. In addition, our cybersecurity team performs regular assessments of our program and conducts penetration testing to identify, evaluate, and remediate potential threats and vulnerabilities. We also engage external resources to support in the design and implementation of certain program elements, and to assist us in the prevention, detection, monitoring, mitigation, and remediation of cybersecurity risks and incidents.

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

Governance
Our cybersecurity program is led by our Vice President of Information Security and overseen by our Chief Information Officer (“CIO”). Our Vice President of Information Security, who is responsible for assessing and managing our information technology risks, including cybersecurity, joined Winnebago Industries in July 2021 and has over 25 years of experience in heavily regulated industries such as finance and healthcare. She has held multiple roles in Information Security and IT, demonstrating expertise and versatility in navigating the threat landscape of cybersecurity. Our CIO reports to our Senior Vice President – Chief Financial Officer, Investor Relations, Information Technology and Business Development, a member of our senior leadership team who reports to our President and Chief Executive Officer.

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

We do not believe we have experienced any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial conditions, including in Fiscal 2025. However, cyber threats continue to evolve, and there can be no assurance that the actions and controls we have implemented and are implementing will be sufficient to protect our systems, information, or other property. While we maintain cybersecurity insurance to protect against potential losses arising from security incidents, the costs related to threats or disruption may not be fully insured.

Item 2. Properties.

The principal facilities used in our operations are in the following locations:

Segment	Location	Status	Primary Use
Towable RV	Elkhart, Indiana	Leased	Manufacturing(1) and office space
Towable RV	Middlebury, Indiana	Owned	Manufacturing(1) and office space
Towable RV	Middlebury, Indiana	Leased	Manufacturing(1) and office space
Motorhome RV	Charles City, Iowa	Owned	Manufacturing(1)
Motorhome RV	Forest City, Iowa	Owned	Manufacturing(1) and office space
Motorhome RV	Lake Mills, Iowa	Owned	Manufacturing(1)
Motorhome RV	Middlebury, Indiana	Owned	Manufacturing(1)
Motorhome RV	Nappanee, Indiana	Owned	Manufacturing(1) and office space
Motorhome RV	Nappanee, Indiana	Leased	Manufacturing(1)
Motorhome RV	Waverly, Iowa	Owned	Manufacturing(1)
Marine	Bristol, Indiana	Leased	Manufacturing(1)
Marine	Bristol, Indiana	Owned	Manufacturing(1) and office space
Marine	Sarasota, Florida	Owned	Manufacturing(1) and office space
Corporate / All Other	Clearwater, Florida	Leased	Manufacturing(1) and office space
Corporate / All Other	Eden Prairie, Minnesota	Leased	Office space
Corporate / All Other	Forest City, Iowa	Owned	Manufacturing(1) and office space
Corporate / All Other	Savage, Minnesota	Leased	Research and development, and office space
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

Item 4. Mine Safety Disclosures.
Not Applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is listed on the New York Stock Exchange under the ticker symbol of WGO. As of October 15, 2025, there were 1,858 shareholders of record.

Dividends
On August 14, 2025, our Board of Directors declared a quarterly cash dividend of $0.35 per share, totaling $9.8 million, to be paid on September 24, 2025 to common shareholders of record at the close of business on September 10, 2025. Dividends are generally declared each quarter, and the Board of Directors currently intends to continue to pay quarterly cash dividends; however, declaration of future dividends, if any, will be based on several factors including our financial performance, outlook, and liquidity.

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

During Fiscal 2025, we repurchased approximately 951,000 shares of our common stock at a cost of $50.0 million, and approximately 64,000 shares of our common stock at a cost of $3.7 million to satisfy tax obligations on employee equity awards as they vested. We continually evaluate if share repurchases reflect a prudent use of our capital and, subject to compliance with our ABL Credit Facility and outstanding Senior Secured Notes, we may purchase shares in the future. As of August 30, 2025, we have $180.0 million remaining on our Board of Directors approved repurchase authorization.

Purchases of our common stock during each fiscal month of the fourth quarter of Fiscal 2025 are as follows:

Period	Total Number of Shares Purchased(1,2)	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1,2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
06/01/25 - 07/05/25	375	$33.55	—	$180.0
07/06/25 - 08/02/25	—	—	—	180.0
08/03/25 - 08/30/25	170	36.26	—	180.0
Total	545	$34.40	—	$180.0
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

Stock Performance Graph
The following graph compares our five-year cumulative total shareholder return (including reinvestment of dividends) with the cumulative total return on the Standard & Poor's 500 Index and the Russell 3000 Recreational Vehicles and Boats Subsector Index, which is a widely utilized industry index that is representative of our current business. It is assumed in the graph that $100 was invested in our common stock, in the Standard & Poor's 500 Index, and in the Russell 3000 Recreational Vehicles and Boats Subsector Index, on August 29, 2020, and that all dividends received within a quarter were reinvested in that quarter.

	Base Period
Company/Index	August 29, 2020	August 28, 2021	August 27, 2022	August 26, 2023	August 31, 2024	August 30, 2025
Winnebago Industries, Inc.	$100.00	$126.12	$106.88	$113.08	$108.04	$67.46
S&P 500 Index	100.00	130.48	119.17	131.62	171.28	198.48
Russell 3000 Recreational Vehicles and Boats Subsector Index	100.00	128.14	115.22	114.25	109.23	93.48
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

The year-over-year comparisons in this MD&A are as of and for the fiscal years ended August 30, 2025 and August 31, 2024, unless stated otherwise. The discussion of Fiscal 2023 results and related year-over-year comparisons as of and for the fiscal years ended August 31, 2024 and August 26, 2023 are found in Item 7 of Part II of our Form 10-K for the fiscal year ended August 31, 2024.

Overview
Winnebago Industries, Inc. is a leading North American manufacturer of outdoor lifestyle products under the Winnebago, Grand
Design, Chris-Craft, Newmar and Barletta brands, which are used primarily in leisure travel and outdoor recreation activities. We also design and manufacture advanced battery solutions that deliver “house power,” supporting internal electrical features and appliances for a variety of outdoor products including RVs, boats, specialty and other low-speed vehicles, as well as other industrial applications. Other products manufactured by us consist primarily of original equipment manufacturing parts for other manufacturers and commercial vehicles. We produce our motorhome RV units in Iowa and Indiana; our towable RV units in Indiana; our marine units in Indiana and Florida; and our battery solutions in Florida. We distribute our RV and marine products primarily through independent dealers across the U.S. and Canada, who then retail the products to the end consumer. We also distribute our marine products internationally through independent dealers, who then retail the products to the end consumer. Our battery solutions are primarily sold to customers in the U.S.

Known Trends and Uncertainties
Our business continues to be challenged by macroeconomic conditions impacting retail consumers and our dealers, such as inflation, elevated interest rates, and lower consumer confidence. These factors have contributed to lower consumer spending and reduced short-term demand for large discretionary products such as RVs and marine products. In response, our dealers continue to exercise caution when managing stocking levels. In Fiscal 2025, these trends resulted in decreased sales due to declines in unit volume. While market pressures have been observed across our portfolio, they have been most acute in our Winnebago motorhome business. As part of our transformation of this business, we have recently taken significant steps to lower field inventory, improve working capital, align our production schedule to market demand, and accelerate stronger product value for our consumers in the future.

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

Results of Operations - Fiscal 2025 Compared to Fiscal 2024

Consolidated Performance Summary
The following is an analysis of changes in key items included in the statements of operations for the fiscal year ended August 30, 2025 compared to the fiscal year ended August 31, 2024:

(in millions, except per share data)	2025	% of Revenues(1)	2024	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$2,798.2	100.0%	$2,973.5	100.0%	$(175.3)	(5.9)%
Cost of goods sold	2,433.1	87.0%	2,540.0	85.4%	(106.8)	(4.2)%
Gross profit	365.1	13.0%	433.5	14.6%	(68.5)	(15.8)%
Selling, general, and administrative expenses ("SG&A")	285.8	10.2%	280.0	9.4%	5.6	2.0%
Amortization	22.1	0.8%	23.0	0.8%	(0.9)	(3.7)%
Goodwill impairment (Note 7)	—	—%	30.3	1.0%	(30.3)	NM
Total operating expenses	307.9	11.0%	333.3	11.2%	(25.5)	(7.6)%
Operating income	57.2	2.0%	100.2	3.4%	(43.0)	(42.9)%
Interest expense, net	25.9	0.9%	21.1	0.7%	4.8	22.5%
Loss on note repurchase (Note 9)	2.0	0.1%	32.7	1.1%	(30.8)	(94.0)%
Non-operating (income) loss	(0.8)	(0.1)%	8.0	0.3%	(8.7)	NM
Income before income taxes	30.1	1.1%	38.4	1.3%	(8.3)	(21.6)%
Income tax provision	4.4	0.2%	25.4	0.9%	(21.0)	(82.8)%
Net income	$25.7	0.9%	$13.0	0.4%	$12.7	98.1%

Diluted earnings per share	$0.91		$0.44		$0.47	106.8%
Diluted weighted average shares outstanding	28.3		29.5		(1.2)	(4.1)%
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided. In addition, percentages may not add in total due to rounding.
NM: Not meaningful.

Net revenues decreased primarily due to a reduction in average selling price per unit related to product mix and lower unit volume, partially offset by targeted price increases.

Gross profit as a percentage of revenue decreased primarily due to deleverage and slightly higher warranty experience.

Operating expenses decreased primarily due to prior year goodwill impairment and cost reduction initiatives in the current year, partially offset by investments to support the growth of the Grand Design motorhome and Barletta marine businesses.

The loss on note repurchase recorded in Fiscal 2024 is related to the refinancing of the 2025 Convertible Notes. The loss on note repurchase recorded in Fiscal 2025 is related to the tender offer of the Senior Secured Notes. Refer to Note 9 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K for further information.

Our effective tax rate decreased primarily due to the prior year's non-deductible debt inducement loss and non-deductible goodwill impairment and, in Fiscal 2025, increased favorable return to provision adjustments and reduced change in the valuation allowance over lower pre-tax income.

Reportable Segment Performance Summary
Towable RV
The following is an analysis of key changes in our Towable RV segment for Fiscal 2025 and 2024:

(in millions, except ASP and units)	2025	% of Revenues (1)	2024	% of Revenues (1)	$ Change(1)	% Change(1)
Net revenues	$1,220.2		$1,318.8		$(98.6)	(7.5)%
Operating income	72.7	6.0%	103.1	7.8%	(30.4)	(29.5)%

Average Selling Price ("ASP")(2)	38,797		41,004		(2,207)	(5.4)%

Unit deliveries	2025	Product Mix(3)	2024	Product Mix(3)	Unit Change	% Change
Travel trailer	21,714	69.7%	21,636	67.5%	78	0.4%
Fifth wheel	9,455	30.3%	10,403	32.5%	(948)	(9.1)%
Total Towable RV	31,169	100.0%	32,039	100.0%	(870)	(2.7)%

Dealer Inventory(4)	August 30, 2025		August 31, 2024		Unit Change	% Change
Units	16,200		15,940		260	1.6%
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided.
(2)    ASP excludes off-invoice dealer incentives.
(3)    Percentages may not add due to rounding differences.
(4)    Data is based on the latest information available from our dealer partners and is subject to timing of reporting and other limitations.

Net revenues decreased primarily due to a shift in product mix toward lower price-point models and lower unit volume, partially offset by targeted price increases.

Operating income margin decreased primarily due to deleverage, including that associated with product mix, and higher warranty experience.

Motorhome RV
The following is an analysis of key changes in our Motorhome RV segment for Fiscal 2025 and 2024:

(in millions, except ASP and units)	2025	% of Revenues(1)	2024	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$1,159.7		$1,279.8		$(120.0)	(9.4)%
Operating (loss) income	(7.3)	(0.6)%	52.9	4.1%	(60.2)	NM

ASP(2)	206,441		191,844		14,597	7.6%

Unit deliveries	2025	Product Mix(3)	2024	Product Mix(3)	Unit Change	% Change
Class A	1,211	21.1%	1,625	24.0%	(414)	(25.5)%
Class B	1,682	29.3%	2,278	33.7%	(596)	(26.2)%
Class C	2,849	49.6%	2,854	42.2%	(5)	(0.2)%
Total Motorhome RV	5,742	100.0%	6,757	100.0%	(1,015)	(15.0)%

Dealer Inventory(4)	August 30, 2025		August 31, 2024		Unit Change	% Change
Units	3,562		3,933		(371)	(9.4)%
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided.
(2)    ASP excludes off-invoice dealer incentives.
(3)    Percentages may not add due to rounding differences.
(4)    Data is based on the latest information available from our dealer partners and is subject to timing of reporting and other limitations.
NM: Not meaningful.

Net revenues decreased primarily due to lower unit volume and higher discounts and allowances related to the Winnebago motorhome business, partially offset by the introduction of the Grand Design motorhome business and product mix.

Operating income margin decreased primarily due to higher discounts and allowances and volume deleverage associated with the Winnebago motorhome business.

Marine
The following is an analysis of key changes in our Marine segment for Fiscal 2025 and 2024:

(in millions, except ASP and units)	2025	% of Revenues(1)	2024	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$367.8		$325.5		$42.3	13.0%
Operating income (loss)	27.7	7.5%	(13.5)	(4.2)%	41.2	NM

ASP(2)	80,888		80,641		247	0.3%

Unit deliveries	2025		2024		Unit Change	% Change
Boats	4,635		4,149		486	11.7%

Dealer Inventory(3,4)	August 30, 2025		August 31, 2024		Unit Change	% Change
Units	2,687		2,564		123	4.8%
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
NM: Not meaningful.

Net revenues increased primarily due to higher unit volume and targeted price increases, partially offset by product mix.

Operating income margin increased due to prior year goodwill impairment, targeted price increases, and volume leverage.

Analysis of Financial Condition, Liquidity, and Capital Resources

Cash Flows
The following table summarizes our cash flows from total operations for Fiscal 2025 and 2024:

(in millions)	2025	2024
Total cash provided by (used in):
Operating activities	$128.9	$143.9
Investing activities	(34.8)	(45.9)
Financing activities	(251.0)	(77.0)
Net (decrease) increase in cash and cash equivalents	$(156.9)	$21.0

Operating Activities
During Fiscal 2025, cash provided by operating activities was $128.9 million compared to $143.9 million in Fiscal 2024. The decrease in operating cash flow is primarily driven by lower profitability adjusted for non-cash items, an increase in accounts receivable due to timing of invoicing and collections, unfavorable changes in accounts payable balances and timing of payments, partially offset by improvement in inventory levels and operational efficiency actions.

Investing Activities
Cash used in investing activities decreased primarily due to favorable changes in other investing activities and lower capital expenditures compared to the prior year. Other investing activities include cash proceeds from asset sales and strategic investment activity.

Financing Activities
Cash used in financing activities increased primarily due to partial settlement of high-yield notes and maturity of 2025 Convertible Notes, offset by lower share repurchase activity compared to the prior year.

Debt and Capital
We maintain a $350.0 million asset-based revolving credit facility ("ABL Credit Facility") with a maturity date of July 15, 2027 subject to certain factors which may accelerate the maturity date. As of August 30, 2025, we had no borrowings against the ABL Credit Facility and $174.0 million in cash and cash equivalents. Our cash and cash equivalent balances consist of high quality, short-term money market instruments.

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

As of August 30, 2025, we had no debt maturing in the next twelve months that is classified as current on our Consolidated Balance Sheets.

We evaluate the financial stability of the counterparties for the 2030 Convertible Notes, the Senior Secured Notes, and the ABL Credit Facility, and will continue to monitor counterparty risk on an on-going basis.

Refer to Note 9 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K for additional information.

Working Capital
Working capital as of August 30, 2025 and August 31, 2024 was $465.1 million and $584.0 million, respectively. We currently expect cash on hand, funds generated from operations, and the borrowing available under our ABL Credit Facility to be sufficient to cover both short-term and long-term operating requirements.

Capital Expenditures
We anticipate capital expenditures in Fiscal 2026 of approximately $35.0 million to $45.0 million. We will continue to support organic growth through facility improvements to benefit a safer operating environment, operational improvements, and investments in software and our digital capabilities. We believe cash on hand, funds generated from operations, and the borrowing capacity available under our ABL Credit Facility and other debt instruments will be sufficient to support our capital expenditures for the foreseeable future.
Share Repurchases and Dividends
We repurchase our common stock and pay dividends pursuant to programs approved by our Board of Directors. Our long-term capital allocation strategy is to first fund operations and investments in growth, maintain reasonable liquidity, maintain a leverage ratio that reflects a prudent capital structure in light of the cyclical industries we compete in, and then return excess cash over time to shareholders through dividends and share repurchases. Refer to Item 5 of Part II of this Annual Report on Form 10-K for discussion about our share repurchase program and dividend declared on August 14, 2025.

Cash Requirements
Our cash requirements within the next twelve months include accounts payable, current maturities of long-term debt, accrued expenses, purchase commitments and other current liabilities.

Our cash requirements greater than twelve months from various contractual obligations and commitments include:

Debt Obligations and Interest Payments
Refer to Note 9 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K for information regarding our debt and the timing of expected future principal and interest payments. Interest payments are based on fixed interest rates for the 2030 Convertible Notes and the Senior Secured Notes.

Operating and Finance Leases
Refer to Note 10 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K for information regarding our lease obligations and the timing of expected future payments.

Deferred Compensation Obligations
Refer to Note 11 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K for information regarding our deferred compensation plans. We expect to pay $1.8 million in the next 12 months and $5.1 million beyond 12 months.

Contracted Services
Contracted services include agreements with third-party service providers primarily for software, payroll services, and equipment maintenance services for periods up to Fiscal 2030. We expect to pay approximately $25.2 million in the next 12 months and approximately $20.0 million beyond 12 months.

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

During the fourth quarter of Fiscal 2025, we completed our annual assessment of indefinite-lived intangible assets and determined that there was no indication of impairment. Comparatively, during the fourth quarter of Fiscal 2024, we determined that the carrying value of the Chris-Craft reporting unit exceeded its fair value, resulting in a $30.3 million impairment charge, which represents the full goodwill balance attributable to the reporting unit. No impairments were recorded in Fiscal 2023.

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

A significant increase in dealership labor rates, the cost of parts, or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize. A hypothetical change of a 10% increase or decrease in our warranty liability as of August 30, 2025 would not have a material effect on our net income.

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

Interest Rate Risk
The ABL Credit Facility is our only floating rate debt instrument, which remains undrawn as of August 30, 2025.

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
Based on its assessment, management has concluded that the Company's internal control over financial reporting was effective as of August 30, 2025.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's financial statements included in this Annual Report on Form 10-K, has issued a report included herein, which expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Michael J. Happe	/s/ Bryan L. Hughes
Michael J. Happe	Bryan L. Hughes
President, Chief Executive Officer	Senior Vice President, Chief Financial Officer

October 22, 2025	October 22, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Winnebago Industries, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Winnebago Industries, Inc. and subsidiaries (the "Company") as of August 30, 2025, and August 31, 2024, the related consolidated statements of income, changes in shareholders' equity, and cash flows, for each of the three years in the period ended August 30, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 30, 2025, and August 31, 2024, and the results of its operations and its cash flows for each of the three years in the period ended August 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 22, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Product Warranties – Grand Design Towables – Refer to Note 8 to the financial statements
Critical Audit Matter Description
The Company provides certain service and warranty on its products. Estimated costs related to product warranty are accrued based upon historical warranty claims and unit sales history. Estimates are adjusted as needed to reflect actual costs incurred as information becomes available. Grand Design RV, LLC (“Grand Design”) was founded in 2013 and acquired by the Company in November 2016. Their towables business makes up the majority of the Company’s product warranty accrual as of August 30, 2025.

We identified the product warranties for Grand Design Towables as a critical audit matter because of the significant judgments made by management to estimate costs related to product warranties at the time of sale. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s estimates of future warranty claims based on historical claims experience.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the product warranty for the Grand Design Towables component included the following, among others:
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
October 22, 2025

We have served as the Company's auditor since fiscal 1986.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Winnebago Industries, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Winnebago Industries, Inc. and subsidiaries (the “Company”) as of August 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended August 30, 2025, of the Company and our report dated October 22, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
October 22, 2025

Winnebago Industries, Inc.
Consolidated Statements of Income
(in millions, except per share data)

For the fiscal year ended	August 30, 2025	August 31, 2024	August 26, 2023
Net revenues	$2,798.2	$2,973.5	$3,490.7
Cost of goods sold	2,433.1	2,540.0	2,904.6
Gross profit	365.1	433.5	586.1
Selling, general, and administrative expenses	285.8	280.0	267.7
Amortization	22.1	23.0	17.7
Goodwill impairment (Note 7)	—	30.3	—
Total operating expenses	307.9	333.3	285.4
Operating income	57.2	100.2	300.7
Interest expense, net	25.9	21.1	20.5
Loss on note repurchase (Note 9)	2.0	32.7	—
Non-operating (income) loss	(0.8)	8.0	1.0
Income before income taxes	30.1	38.4	279.2
Income tax provision	4.4	25.4	63.3
Net income	$25.7	$13.0	$215.9

Earnings per common share:
Basic	$0.91	$0.44	$7.12
Diluted	$0.91	$0.44	$6.23

Weighted average common shares outstanding:
Basic	28.2	29.2	30.3
Diluted	28.3	29.5	35.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Balance Sheets
(in millions, except per share data)

	August 30, 2025	August 31, 2024
Assets
Current assets
Cash and cash equivalents	$174.0	$330.9
Receivables, less allowance for credit losses ($0.5 and $0.2, respectively)	192.0	183.5
Inventories, net	396.4	438.7
Prepaid expenses and other current assets	29.8	35.6
Total current assets	792.2	988.7
Property, plant, and equipment, net	333.0	338.9
Goodwill	484.2	484.2
Other intangible assets, net	456.9	479.0
Investment in life insurance	27.1	29.6
Operating lease assets	41.6	46.6
Other long-term assets	19.4	17.2
Total assets	$2,154.4	$2,384.2

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$129.3	$144.7
Current maturities of long-term debt, net	—	59.1
Accrued expenses:
Accrued compensation	41.1	35.9
Product warranties	72.9	78.9
Self-insurance	16.2	20.2
Promotional	31.0	30.4
Accrued interest and dividends	13.4	14.6
Other current liabilities	23.2	20.9
Total current liabilities	327.1	404.7
Non-current liabilities
Long-term debt, net	540.5	637.1
Deferred income tax liabilities, net	5.9	3.0
Unrecognized tax benefits	4.8	5.4
Long-term operating lease liabilities	39.3	45.6
Deferred compensation benefits, net of current portion	5.1	6.6
Other long-term liabilities	7.0	8.5
Total liabilities	929.7	1,110.9
Contingent liabilities and commitments (Note 12)
Shareholders' equity
Preferred stock, par value $0.01: 10.0 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.50: 120.0 shares authorized; 51.8 shares issued	25.9	25.9
Additional paid-in capital	203.3	194.2
Retained earnings	1,710.0	1,723.3
Accumulated other comprehensive loss	(0.4)	(0.4)
Treasury stock, at cost: 23.8 and 23.0 shares, respectively	(714.1)	(669.7)
Total shareholders' equity	1,224.7	1,273.3
Total liabilities and shareholders' equity	$2,154.4	$2,384.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Cash Flows
(in millions)

For the fiscal year ended	August 30, 2025	August 31, 2024	August 26, 2023
Operating Activities
Net income	$25.7	$13.0	$215.9
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	38.5	35.6	29.2
Amortization	22.1	23.0	17.7
Amortization of debt issuance costs	3.0	3.2	3.1
Last in, first-out ("LIFO") expense	1.8	4.2	0.5
Stock-based compensation	15.8	14.6	10.9
Deferred income taxes	2.9	8.1	16.3
Deferred compensation expense	0.7	0.9	0.7
Goodwill impairment (Note 7)	—	30.3	—
Loss on note repurchase (Note 9)	2.0	32.7	—
Asset impairment	1.2	—	—
Restructuring and related costs	2.9	—	—
Contingent consideration fair value adjustment	—	1.1	0.6
Payments of earnout liability above acquisition-date fair value	—	(14.7)	(13.3)
Other, net	(1.0)	5.4	0.8
Change in operating assets and liabilities, net of assets and liabilities acquired
Receivables, net	(8.2)	(5.2)	76.7
Inventories, net	40.5	27.2	63.8
Prepaid expenses and other assets	9.2	1.7	9.7
Accounts payable	(11.6)	(3.9)	(67.5)
Income taxes and unrecognized tax benefits	1.3	5.0	(8.9)
Accrued expenses and other liabilities	(17.9)	(38.3)	(61.7)
Net cash provided by operating activities	128.9	143.9	294.5

Investing activities
Purchases of property, plant, and equipment	(39.4)	(45.0)	(83.2)
Acquisition of business, net of cash acquired	—	—	(87.5)
Proceeds from the sale of property, plant, and equipment	2.2	0.4	0.4
Other, net	2.4	(1.3)	0.3
Net cash used in investing activities	(34.8)	(45.9)	(170.0)

Financing activities
Borrowings on long-term debt	48.8	2,652.2	3,718.0
Repayments on long-term debt	(208.7)	(2,596.0)	(3,718.0)
Payments for convertible note bond hedge	—	(68.7)	—
Proceeds from issuance of convertible note warrant	—	31.3	—
Proceeds from partial unwind of convertible note bond hedge	—	55.8	—
Payments for partial unwind of convertible note warrant	—	(25.3)	—
Payments of cash dividends	(38.9)	(36.8)	(33.2)
Payments for repurchases of common stock	(53.7)	(74.5)	(55.1)
Payments of debt issuance costs	—	(10.4)	—
Payments of earnout liability up to acquisition-date fair value	—	(5.8)	(8.7)
Other, net	1.5	1.2	0.2
Net cash used in financing activities	(251.0)	(77.0)	(96.8)

Net (decrease) increase in cash and cash equivalents	(156.9)	21.0	27.7
Cash and cash equivalents at beginning of period	330.9	309.9	282.2
Cash and cash equivalents at end of period	$174.0	$330.9	$309.9

Supplemental Disclosures
Income taxes paid, net	$2.5	$14.4	$57.8
Interest paid	29.5	29.0	24.2

Non-cash investing and financing activities
Capital expenditures in accounts payable	0.4	4.6	3.0
Dividends declared not yet paid	11.0	10.9	10.2
Increase in lease assets in exchange for lease liabilities:
Operating leases	2.7	9.8	5.6
Financing leases	0.2	1.8	2.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(in millions, except per share data)

	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balances at August 27, 2022	51.8	$25.9	$256.3	$1,537.5	$(0.5)	(21.5)	$(556.2)	$1,263.0
Adoption of Accounting Standards Update ("ASU") 2020-06	—	—	(62.0)	29.0	—	—	—	(33.0)
Stock-based compensation	—	—	10.9	—	—	—	—	10.9
Issuance of stock for employee benefit and stock-based awards, net	—	—	(7.2)	—	—	0.4	8.4	1.2
Repurchase of common stock	—	—	(0.3)	—	—	(0.9)	(55.1)	(55.4)
Common stock dividends declared; $1.12 per share	—	—	—	(34.6)	—	—	—	(34.6)
Other comprehensive income	—	—	—	—	0.1	—	—	0.1
Net income	—	—	—	215.9	—	—	—	215.9
Balances at August 26, 2023	51.8	$25.9	$197.7	$1,747.8	$(0.4)	(22.0)	$(602.9)	$1,368.1
Partial repurchase of convertible notes	—	—	(22.2)	—	—	—	—	(22.2)
Partial unwind of convertible note bond hedge	—	—	55.8	—	—	—	—	55.8
Partial unwind of convertible note warrant	—	—	(25.3)	—	—	—	—	(25.3)
Convertible note bond hedge purchase, net of tax of $16.8	—	—	(51.9)	—	—	—	—	(51.9)
Issuance of convertible note warrant	—	—	31.3	—	—	—	—	31.3
Stock-based compensation	—	—	14.5	—	—	—	0.1	14.6
Issuance of stock for employee benefit and stock-based awards, net	—	—	(5.1)	—	—	0.3	7.6	2.5
Repurchase of common stock	—	—	(0.6)	—	—	(1.3)	(74.5)	(75.1)
Common stock dividends declared; $1.27 per share	—	—	—	(37.5)	—	—	—	(37.5)
Net income	—	—	—	13.0	—	—	—	13.0
Balances at August 31, 2024	51.8	$25.9	$194.2	$1,723.3	$(0.4)	(23.0)	$(669.7)	$1,273.3
Stock-based compensation	—	—	15.6	—	—	—	0.2	15.8
Issuance of stock for employee benefit and stock-based awards, net	—	—	(6.0)	—	—	0.3	9.1	3.1
Repurchase of common stock	—	—	(0.5)	—	—	(1.1)	(53.7)	(54.2)
Common stock dividends declared; $1.37 per share	—	—	—	(39.0)	—	—	—	(39.0)
Net income	—	—	—	25.7	—	—	—	25.7
Balances at August 30, 2025	51.8	$25.9	$203.3	$1,710.0	$(0.4)	(23.8)	$(714.1)	$1,224.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Notes to Consolidated Financial Statements
(All amounts are in millions, except share and per share data, unless otherwise designated)

Note 1.    Basis of Presentation

Nature of Operations
Winnebago Industries, Inc. is a leading North American manufacturer of outdoor lifestyle products under the Winnebago, Grand
Design, Chris-Craft, Newmar and Barletta brands, which are used primarily in leisure travel and outdoor recreation activities. We also design and manufacture advanced battery solutions that deliver “house power,” supporting internal electrical features and appliances for a variety of outdoor products including RVs, boats, specialty and other low-speed vehicles, as well as other industrial applications. Other products manufactured by us consist primarily of original equipment manufacturing parts for other manufacturers and commercial vehicles. We produce our motorhome RV units in Iowa and Indiana; our towable RV units in Indiana; our marine units in Indiana and Florida; and our battery solutions in Florida. We distribute our RV and marine products primarily through independent dealers across the U.S. and Canada, who then retail the products to the end consumer. We also distribute our marine products internationally through independent dealers, who then retail the products to the end consumer. Our battery solutions are primarily sold to customers in the U.S.

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

Fiscal Period
We have a 5-4-4 quarterly accounting cycle with the fiscal year ending on the last Saturday in August. All references to Fiscal 2025 refer to the 52-week period ended August 30, 2025. Fiscal 2024 refers to the 53-week period ended August 31, 2024 and Fiscal 2023 refers to the 52-week period ended August 26, 2023.

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

During the fourth quarter of Fiscal 2025, we completed our annual goodwill impairment testing. We elected to rely on a qualitative assessment for the Grand Design, Barletta, and Lithionics reporting units, and performed a quantitative analysis for the Newmar reporting unit. No impairment was identified for the fiscal year ended August 30, 2025. For the fiscal year ended August 31, 2024, the results of our goodwill impairment testing indicated that the carrying value of the Chris-Craft reporting unit exceeded its fair value, resulting in a $30.3 million impairment charge, which represents the full goodwill balance attributable to the reporting unit. No impairment was identified for the fiscal year ended August 26, 2023. For further information regarding the Fiscal 2024 impairment charge, refer to Note 7 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K.

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

During the fourth quarter of Fiscal 2025, we completed the annual impairment testing for indefinite-lived intangible assets. We elected to rely on a qualitative assessment for the Grand Design, and Barletta trade names, and performed a quantitative analysis for the Chris-Craft and Newmar trade names. No impairment was identified for the fiscal years ended August 30, 2025, August 31, 2024, or August 26, 2023.

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

During the fiscal year ended August 30, 2025, we recognized an impairment of approximately $1.2 million related to long-lived assets. No impairment loss of any long-lived asset was identified for the fiscal years ended August 31, 2024 or August 26, 2023.

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

Advertising
Advertising costs, which consist primarily of trade shows and online content, were $20.9 million, $21.9 million, and $21.3 million in Fiscal 2025, 2024, and 2023, respectively. Advertising costs are included in selling, general, and administrative expenses and are expensed as incurred on the Consolidated Statements of Income.

Comprehensive Income
Comprehensive income represents the change in stockholders’ equity from transactions and other events and circumstances from sources other than shareholders. The difference between comprehensive income and net income was not material for the fiscal years ended August 30, 2025, August 31, 2024, and August 26, 2023.

Subsequent Events
In preparing the accompanying consolidated financial statements, we have evaluated subsequent events for potential recognition and disclosure through the date of this filing noting no material subsequent events.

Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires incremental disclosures about significant segment expenses regularly provided to the Chief Operating Decision Maker. We adopted the new standard and applied the amendments retrospectively to all prior periods presented in our consolidated financial statements beginning with our annual reporting for the fiscal year ended August 30, 2025 and filings hereafter. Adoption of the new standard did not have a material impact on our consolidated results of operations, financial position or cash flows. The incremental disclosures required under the standard appear in Note 3 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the assessment of whether certain settlements of convertible debt instruments should be accounted for as an inducement conversion or extinguishment of convertible debt. The new guidance is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. We are currently evaluating the impact of the standard on our consolidated financial statements and related disclosures. We will adopt the standard in our Annual Report on Form 10-Q for our fiscal year beginning August 30, 2026 and filings thereafter.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation Of Income Statement Expenses, which requires disclosure of additional disaggregated information about significant expenses within relevant income statement captions, such as purchases of inventory, employee compensation, depreciation, amortization and depletion. The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. We are currently evaluating the impact of the standard on our consolidated financial statements and related disclosures. We will adopt the standard in our Annual Report on Form 10-K for our fiscal year ending August 26, 2028 and filings thereafter.

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

We acquired Barletta for a purchase price of $286.3 million, including cash payments of $240.1 million, $25.0 million in common stock issued to the sellers (subject to a discount noted below), and contingent consideration from earnout provisions. The common stock fair value included in the purchase price reflects a 12% discount, due to the lack of marketability as these are unregistered shares that have a one-year lockup restriction, which reduced the value of the common stock to $22.0 million. The contingent consideration includes both a potential stock payout as well as a potential cash payment based on achievement of certain financial performance metrics. In the third quarter of Fiscal 2024, we paid $20.5 million to settle the remaining earnout obligations associated with calendar year 2023, which was the last year for any earnout payment. Comparatively, in the third quarter of Fiscal 2023, we paid $22.0 million to settle earnout obligations associated with calendar year 2022.

Pro forma results of operations for this acquisition have not been presented as the impact on our consolidated financial statements was not material.

Note 3.    Business Segments

We have nine operating segments: 1) Grand Design towables, 2) Winnebago towables, 3) Winnebago motorhomes, 4) Newmar motorhomes, 5) Grand Design motorhomes, 6) Chris-Craft marine, 7) Barletta marine, 8) Winnebago specialty vehicles, and 9) Lithionics. Financial performance is evaluated based on each operating segment's operating income, as defined below.
During the fourth quarter of Fiscal 2025, we changed our segment profit measure from adjusted EBITDA to operating income as our primary measure of segment profitability, as it more accurately reflects how the chief operating decision maker (“CODM”) evaluates segment performance and allocates resources. This change also aligns with our incentive compensation structure, which is directly tied to operating income.

Our three reportable segments are: Towable RV (an aggregation of the Grand Design towables and the Winnebago towables operating segments), Motorhome RV (an aggregation of the Winnebago motorhomes, Newmar motorhomes, and Grand Design motorhomes operating segments), and Marine (an aggregation of the Chris-Craft marine and Barletta marine operating segments). Towable RV is comprised of non-motorized RV products that are generally towed by another vehicle, along with other related manufactured products and services. Motorhome RV is comprised of products that include a motorhome chassis, along with other related manufactured products and services. Marine is comprised of products that include boats, along with other related manufactured products and services.

The Corporate / All Other category includes the Winnebago specialty vehicles and Lithionics operating segments as well as certain corporate administration expenses, such as corporate leadership and administration costs. None of these operating segments have ever met any of the quantitative thresholds for determining reportable segments.

Our Chief Executive Officer, the CODM regularly reviews consolidated financial results in their entirety and operating segment financial information through operating income and has ultimate responsibility for enterprise decisions. Our CODM is responsible for allocating resources and assessing the performance of the consolidated enterprise and operating segments by reviewing budget to actual comparisons within the financial package regularly provided to them. Each operating segment is allocated resources, and segment management is responsible for operating decisions and assessing performance within their respective operating segment. Capital is allocated to each operating segment, by the CODM, based on factors such as business size, operating segment performance (measured by operating income), strategic initiatives of both the operating segment and the enterprise, and the total available capital of the consolidated enterprise. The accounting policies of all reportable segments are the same as those described in Note 1 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K.

We monitor and evaluate the operating performance of our reportable segments based on operating income. Operating income is defined as net revenues less cost of goods sold (“COGS”) and selling, general, and administrative expenses (“SG&A”).

Identifiable assets of the reportable segments exclude general corporate assets, which principally consist of cash and cash equivalents and certain deferred tax balances. The general corporate assets are included in the Corporate / All Other category.

Net sales and significant expense categories included in operating income by reportable segment as well as a reconciliation to consolidated income before income taxes are as follows:

	Fiscal 2025
(in millions)	Towable RV	Motorhome RV	Marine	Segment Total	Corporate / all other	Consolidated
Net revenues(1)	$1,220.2	$1,159.7	$367.8	$2,747.7	$50.5	$2,798.2
Cost of goods sold	$1,038.5	$1,056.0	$303.7	$2,398.2
Selling, general, and administrative expenses(2)	$109.0	$111.0	$36.4	$256.4
Operating income (loss)	$72.7	$(7.3)	$27.7	$93.1	$(35.9)	$57.2
Reconciliation to income before income taxes:
Interest expense, net						(25.9)
Loss on note repurchase						(2.0)
Non-operating income						0.8
Income before income taxes						$30.1

(1) See Note 13 in the Notes to Consolidated Financial Statements for more information on segment revenues.
(2) Includes compensation for non-production employees, selling and marketing expenses, depreciation and amortization on non-production assets, professional services, and other miscellaneous expenses.

	Fiscal 2024
(in millions)	Towable RV	Motorhome RV	Marine	Segment Total	Corporate / all other	Consolidated
Net revenues(1)	$1,318.8	$1,279.8	$325.5	$2,924.1	$49.4	$2,973.5
Cost of goods sold	$1,102.8	$1,120.6	$277.4	$2,500.8
Selling, general, and administrative expenses(2)	$112.9	$106.3	$31.3	$250.5
Goodwill impairment	$—	$—	$30.3	$30.3
Operating income (loss)	$103.1	$52.9	$(13.5)	$142.5	$(42.3)	$100.2
Reconciliation to income before income taxes:
Interest expense, net						(21.1)
Loss on note repurchase						(32.7)
Non-operating loss						(8.0)
Income before income taxes						$38.4
(1) See Note 13 in the Notes to Consolidated Financial Statements for more information on segment revenues.
(2) Includes compensation for non-production employees, selling and marketing expenses, depreciation and amortization on non-production assets, professional services, and other miscellaneous expenses.

	Fiscal 2023
(in millions)	Towable RV	Motorhome RV	Marine	Segment Total	Corporate / all other	Consolidated
Net revenues(1)	$1,415.3	$1,560.1	$469.7	$3,445.1	$45.6	$3,490.7
Cost of goods sold	$1,151.4	$1,331.8	$384.3	$2,867.5
Selling, general, and administrative expenses(2)	$109.4	$103.9	$32.9	$246.2
Operating income (loss)	$154.5	$124.4	$52.5	$331.4	$(30.7)	$300.7
Reconciliation to income before income taxes:
Interest expense, net						(20.5)
Non-operating loss						(1.0)
Income before income taxes						$279.2
(1) See Note 13 in the Notes to Consolidated Financial Statements for more information on segment revenues.
(2) Includes compensation for non-production employees, selling and marketing expenses, depreciation and amortization on non-production assets, professional services, and other miscellaneous expenses.

Other financial information by reportable segment and corporate/all other is as follows:

	Fiscal 2025
(in millions)	Towable RV	Motorhome RV	Marine	Segment Total	Corporate / All Other	Consolidated
Total assets, at year end	$697.0	$795.7	$369.7	$1,862.4	$292.0	$2,154.4
Capital expenditures	5.4	28.9	4.0	$38.3	1.1	39.4
Depreciation and amortization	$17.8	$24.1	$9.0	$50.9	$9.7	$60.6

	Fiscal 2024
(in millions)	Towable RV	Motorhome RV	Marine	Segment Total	Corporate / All Other	Consolidated
Total assets, at year end	$719.0	$788.0	$377.8	$1,884.8	$499.4	$2,384.2
Capital expenditures	6.3	22.6	5.7	34.6	10.4	45.0
Depreciation and amortization	$19.3	$20.8	$8.8	$48.9	$9.7	$58.6

	Fiscal 2023
(in millions)	Towable RV	Motorhome RV	Marine	Segment Total	Corporate / All Other	Consolidated
Total assets, at year end	$751.2	$802.2	$426.9	$1,980.3	$452.1	$2,432.4
Capital expenditures	25.6	31.1	19.1	75.8	7.4	83.2
Depreciation and amortization	$17.6	$17.6	$8.0	$43.2	$3.7	$46.9

Net revenues by geography are as follows:

(in millions)	2025	2024	2023
United States	$2,619.6	$2,775.1	$3,346.6
International(1)	178.6	198.4	144.1
Net revenues	$2,798.2	$2,973.5	$3,490.7
(1) Includes revenues from dealer locations outside of the United States.

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

	Fair Value at	Fair Value Hierarchy
(in millions)	August 30, 2025	Level 1	Level 2	Level 3
Assets that fund deferred compensation:
Domestic equity funds	$2.1	$2.1	$—	$—
International equity funds	0.1	0.1	—	—
Total assets at fair value	$2.2	$2.2	$—	$—

	Fair Value at	Fair Value Hierarchy
(in millions)	August 31, 2024	Level 1	Level 2	Level 3
Assets that fund deferred compensation:
Domestic equity funds	$2.1	$2.1	$—	$—
International equity funds	0.1	0.1	—	—
Total assets at fair value	$2.2	$2.2	$—	$—

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

The following table provides a reconciliation of the beginning and ending balances of the contingent consideration:

August 31, 2024
Beginning fair value - contingent consideration	$18.4
Fair value adjustments	1.1
Settlements	(20.5)
Other	1.0
Ending fair value - contingent consideration	$—

There was no balance or activity in Fiscal 2025 as the obligation was fully settled in Fiscal 2024.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain non-financial assets are measured at fair value on a nonrecurring basis. These assets primarily include goodwill, intangible assets, property, plant and equipment, and right-of-use lease assets. These assets were originally recognized at amounts equal to the fair value determined at date of acquisition or purchase. If certain triggering events occur, or if an annual impairment test is required, we will evaluate the non-financial asset for impairment. If an impairment has occurred, the asset will be written down to its current estimated fair value. During Fiscal 2025, we recognized an impairment charge of approximately $1.2 million related to long-lived assets. During Fiscal 2024, we recognized a goodwill impairment charge of $30.3 million, representing a full impairment of the goodwill balance associated with the Chris-Craft reporting unit. No other impairments were recorded during Fiscal 2024 and no impairments were recorded during Fiscal 2023. Refer to Note 7 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K for more information regarding goodwill and intangible assets.

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

Note 5. Inventories

Inventories consist of the following:

(in millions)	August 30, 2025	August 31, 2024
Finished goods	$46.8	$81.3
Work-in-process	121.2	171.9
Raw materials	282.3	237.6
Total	450.3	490.8
Less: Excess of FIFO over LIFO cost	53.9	52.1
Inventories, net	$396.4	$438.7

Inventory valuation methods consist of the following:

(in millions)	August 30, 2025	August 31, 2024
LIFO basis	$175.9	$264.6
FIFO basis	274.4	226.2
Total	$450.3	$490.8

The above value of inventories, before reduction for the LIFO reserve, approximates replacement cost at the respective dates.

Note 6.     Property, Plant, and Equipment

Property, plant, and equipment is stated at cost, net of accumulated depreciation and consists of the following:

(in millions)	August 30, 2025	August 31, 2024
Land	$14.6	$14.6
Buildings and building improvements	279.3	279.3
Machinery and equipment	180.7	171.8
Software	78.3	72.0
Transportation	7.4	7.8
Construction in progress	29.3	24.5
Property, plant, and equipment, gross	589.6	570.0
Less: Accumulated depreciation	256.6	231.1
Property, plant, and equipment, net	$333.0	$338.9

Depreciation expense was $38.5 million, $35.6 million, and $29.2 million for Fiscal 2025, 2024, and 2023, respectively.

Note 7.    Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually during the fourth quarter and more frequently if events or changes in circumstances indicate an impairment may have occurred prior to the annual assessment. No impairments were identified during Fiscal 2025. During our Fiscal 2024 impairment assessment, we recognized a $30.3 million impairment charge equal to the full carrying value of goodwill associated with the Chris-Craft reporting unit. The decline in fair value of the Chris-Craft reporting unit was driven primarily by a downward revision to forecasted cash flows made during the fourth quarter of Fiscal 2024 as part of our annual long range planning process, and a decline in market capitalization observed from guideline public companies. Projected future cash flows for the Chris-Craft reporting unit have declined compared to prior expectations as a result of sustained macroeconomic challenges impacting consumer demand, such as inflationary pressures and elevated interest rates, and the current uncertainty regarding timing and degree of economic recovery. All other intangible asset fair values were determined to be in excess of the carrying values as of August 31, 2024, and no impairments were recorded during Fiscal 2023.

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

The changes in the carrying value of goodwill by reportable segment for Fiscal 2025, 2024, and 2023 are as follows:

(in millions)	Towable RV	Motorhome RV	Marine	Corporate / All Other	Total
Balances at August 26, 2023	$244.7	$73.1	$166.4	$30.3	$514.5
Impairment	—	—	(30.3)	—	(30.3)
Balances at August 31, 2024 and August 30, 2025(1)	$244.7	$73.1	$136.1	$30.3	$484.2
(1) There was no activity during Fiscal 2025.

Other intangible assets, net of accumulated amortization, consist of the following:

	August 30, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Indefinite-lived trade names	$352.3	$—	$352.3
Finite-lived trade name	4.1	1.4	2.7
Dealer networks/customer relationships	183.6	107.1	76.5
Backlog	43.6	43.6	—
Developed technology	38.3	12.9	25.4
Non-compete agreements	6.6	6.6	—
Other intangible assets	$628.5	$171.6	$456.9

	August 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Indefinite-lived trade names	$352.3	$—	$352.3
Finite-lived trade name	4.1	0.8	3.3
Dealer networks/customer relationships	183.6	91.5	92.1
Backlog	43.6	43.2	0.4
Developed technology	38.3	7.4	30.9
Non-compete agreements	6.6	6.6	—
Other intangible assets	$628.5	$149.5	$479.0

The weighted average remaining amortization period for finite-lived intangible assets as of August 30, 2025 was approximately five years.

Estimated future amortization expense related to finite-lived intangible assets is as follows:

(in millions)	Amortization
Fiscal 2026	$21.7
Fiscal 2027	21.7
Fiscal 2028	21.4
Fiscal 2029	15.5
Fiscal 2030	12.3
Thereafter	12.0
Total amortization expense remaining	$104.6

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

Changes in the product warranty liability are as follows:

(in millions)	2025	2024	2023
Balance at beginning of year	$78.9	$97.8	$127.9
Business acquisitions(1)	—	—	1.4
Provision	94.4	83.0	67.1
Claims paid	(100.4)	(101.9)	(98.6)
Balance at end of year	$72.9	$78.9	$97.8
(1)    Refer to Note 2 in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for more information on the acquisition of Lithionics on April 28, 2023.

Note 9. Debt

The following table summarizes our outstanding debt:

(in millions)	August 30, 2025	August 31, 2024
ABL Credit Facility	$—	$—
Senior Secured Notes	200.0	300.0
2030 Convertible Notes	350.0	350.0
2025 Convertible Notes	—	59.3
Total debt, gross	550.0	709.3
Unamortized debt issuance cost, net	(9.5)	(13.1)
Current maturities of long-term debt, net	—	(59.1)
Long-term debt, net	$540.5	$637.1
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

On February 3, 2025, we commenced a tender offer to purchase for cash up to $75.0 million aggregate principal amount of the Senior Secured Notes (the "Tender Offer"). On February 18, 2025, we amended the Tender Offer by increasing the maximum aggregate principal amount of Notes to $100.0 million. On February 20, 2025, $100.0 million aggregate principal amount of the Senior Secured Notes were validly tendered and accepted. In connection with the Senior Secured Notes Tender Offer, we recorded a loss on note repurchase of $2.0 million in the accompanying Consolidated Statements of Income during the second quarter of Fiscal 2025. In addition, accrued interest of $0.6 million was paid in connection with the Tender Offer.

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

The initial conversion rate of the 2030 Convertible Notes was 11.3724 shares of common stock per $1,000 principal amount of 2030 Convertible Notes, which is equal to an initial conversion price of approximately $87.93 per share. The conversion rate is subject to adjustment upon the occurrence of events specified in the Indenture to the 2030 Convertible Notes but will not be adjusted for accrued and unpaid interest on any 2030 Convertible Note being converted. In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture to the 2030 Convertible Notes) during the make-whole fundamental change conversion period (as defined in the Indenture to the 2030 Convertible Notes), we will, in certain circumstances, increase the conversion rate by the number of additional shares described in the Indenture to the 2030 Convertible Notes for a holder that elects to convert such holder’s 2030 Convertible Notes in connection with such make-whole fundamental change. As of August 30, 2025, there have been no changes to the initial conversion rate.

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

Accounting Treatment of the 2030 Convertible Notes and Related 2030 Hedge Transactions and 2030 Warrant Transactions
The 2030 Convertible Notes are accounted for as a single liability measured at amortized cost. Interest expense, representing the amortization of the $10.2 million of debt issuance costs as well as the contractual interest expense are amortized using an effective interest rate of 3.8% over the term of the 2030 Convertible Notes. We recorded $13.0 million and $7.8 million of interest expense during Fiscal 2025 and 2024, respectively.

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

The conversion rate of the 2025 Convertible Notes was subject to adjustment under certain circumstances, including in connection with a conversion of the 2025 Convertible Notes made following certain fundamental changes and under other circumstances set forth in the Indenture to the 2025 Convertible Notes. As of March 31, 2025 (the last business day before maturity), the conversion rate was 16.2082 shares of common stock per $1,000 principal amount of 2025 Convertible Notes, equivalent to a conversion price of approximately $61.70. The difference between the initial conversion rate and the conversion rate as of March 31, 2025 was due to cash dividends that had been declared following the issuance of the 2025 Convertible Notes.

Since October 1, 2024, the 2025 Convertible Notes were convertible at any time at the option of the holder. The 2025 Convertible Notes were not redeemable at our option prior to the maturity date, and no sinking fund was provided.

On October 29, 2019 and October 30, 2019, in connection with the offering of the 2025 Convertible Notes, we entered into privately negotiated convertible note hedge transactions (collectively, the “2025 Hedge Transactions”) that covered, subject to customary anti-dilution adjustments, the number of shares of our common stock that initially underlaid the 2025 Convertible Notes.

On October 29, 2019 and October 30, 2019, we also entered into privately negotiated warrant transactions (collectively, the “2025 Warrant Transactions” and, together with the 2025 Hedge Transactions, the “2025 Call Spread Transactions”), whereby we sold warrants at a higher strike price relating to the same number of shares of our common stock that initially underlaid the 2025 Convertible Notes, subject to customary anti-dilution adjustments.

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

Accounting Treatment of the 2025 Convertible Notes and Related 2025 Hedge Transactions and 2025 Warrant Transactions
The 2025 Convertible Notes were accounted for as a single liability measured at amortized cost. Interest expense, representing the amortization of the remaining debt issuance costs as well as the contractual interest expense was amortized using an effective interest rate of 2.1% over the term of the 2025 Convertible Notes. We recorded interest expense of $0.7 million, $3.4 million and $6.3 million for Fiscal 2025, 2024, and 2023 respectively.

The 2025 Call Spread Transactions were classified as equity and were not remeasured each reporting period.

Fair Value and Future Maturities

The fair value of outstanding debt obligations, gross is as follows:

(in millions)	August 30, 2025	August 31, 2024
ABL Credit Facility	$—	$—
Senior Secured Notes	199.6	299.0
2030 Convertible Notes	313.8	344.2
2025 Convertible Notes	—	63.2
Total debt, gross	$513.4	$706.4

Aggregate contractual maturities of debt in future fiscal years are as follows:

(in millions)	Amount
Fiscal 2026	$—
Fiscal 2027	—
Fiscal 2028	200.0
Fiscal 2029	—
Fiscal 2030	350.0
Thereafter	—
Total debt, gross	$550.0

We were in compliance with all of our financial debt covenants as of August 30, 2025.

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

The supplemental balance sheet information related to our leases is as follows:

(in millions)	Classification	August 30, 2025	August 31, 2024
Assets
Operating leases	Operating lease assets	$41.6	$46.6
Finance leases	Other long-term assets	7.9	8.9
Total lease assets		$49.5	$55.5

Liabilities
Current: Operating leases	Other current liabilities	$7.5	$6.4
Current: Finance leases	Other current liabilities	1.8	1.6
Non-Current: Operating leases	Long-term operating lease liabilities	39.3	45.6
Non-Current: Finance leases	Other long-term liabilities	6.3	7.8
Total lease liabilities		$54.9	$61.4

Operating lease costs incurred are as follows:

(in millions)	Classification	2025	2024	2023
Operating lease expense(1)	Costs of goods sold and SG&A	$12.5	$11.8	$10.3
Finance lease cost:
Depreciation of lease assets	Costs of goods sold and SG&A	1.2	1.1	1.0
Interest on lease liabilities	Interest expense, net	0.6	0.6	0.5
Total lease cost		$14.3	$13.5	$11.8
(1) Operating lease expense includes short-term leases and variable lease payments, which are immaterial.

Our future lease commitments as of August 30, 2025 included the following related party and non-related party leases:

	Operating Leases			Financing Leases
(in millions)	Related Party Amount(1,2)	Non-Related Party Amount	Total	Non-Related Party Amount
Fiscal 2026	$2.3	$7.9	$10.2	$2.2
Fiscal 2027	2.3	7.2	9.5	2.2
Fiscal 2028	2.3	6.9	9.2	2.5
Fiscal 2029	2.3	6.5	8.8	1.0
Fiscal 2030	2.3	5.2	7.5	0.8
Thereafter	3.3	7.8	11.1	0.6
Total future undiscounted lease payments	14.8	41.5	56.3	9.3
Less: Interest	2.7	6.8	9.5	1.2
Total reported lease liabilities	$12.1	$34.7	$46.8	$8.1
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

Additional information related to our leases is as follows:

	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7.9	$5.9	$5.0
Operating cash flows from financing leases	0.6	0.6	0.5
Financing cash flows from financing leases	1.6	1.4	1.1
Weighted average remaining lease term:
Operating leases	6.0	7.0	7.3
Finance leases	3.8	4.7	5.2
Weighted average discount rate:
Operating leases	6.4%	6.4%	6.2%
Finance leases	6.5%	6.5%	6.4%

Note 11. Employee and Retiree Benefits

Deferred compensation benefits are as follows:

(in millions)	August 30, 2025	August 31, 2024
Non-qualified deferred compensation	$3.9	$5.2
Supplemental executive retirement plan	0.8	0.9
Executive deferred compensation plan	2.2	2.2
Total deferred compensation benefits	6.9	8.3
Less current portion(1)	1.8	1.7
Deferred compensation benefits, net of current portion	$5.1	$6.6
(1)    Included in accrued compensation on the Consolidated Balance Sheets.

Deferred Compensation Benefits
Non-Qualified Deferred Compensation
We have a non-qualified deferred compensation program which permitted key employees to annually elect to defer a portion of their compensation until their retirement. The plan has been closed to any additional deferrals since January 2001. The retirement benefit to be provided is based upon the amount of compensation deferred and the age of the individual at the time of the contracted deferral. An individual generally vests at age 55 and 5 years of participation under the plan. For deferrals prior to December 1992, vesting occurs at the later of age 55 and 5 years of service from first deferral or 20 years of service. Deferred compensation expense was $0.4 million, $0.4 million, and $0.5 million in Fiscal 2025, 2024, and 2023, respectively.

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

To assist in funding the deferred compensation and SERP liabilities, we have invested in COLI policies. The cash surrender value of these policies is presented in investment in life insurance in the Consolidated Balance Sheets and consists of the following:

(in millions)	August 30, 2025	August 31, 2024
Cash value	$62.2	$67.4
Borrowings	(35.1)	(37.8)
Investment in life insurance	$27.1	$29.6

Executive Deferred Compensation Plan
In December 2006, we adopted the Winnebago Industries, Inc. Executive Deferred Compensation Plan (the "Executive Deferred Compensation Plan"). Under the Executive Deferred Compensation Plan, corporate officers and certain key employees may annually choose to defer up to 50% of their salary and up to 100% of their cash incentive awards. The assets are presented as other long-term assets in the Consolidated Balance Sheets. Such assets for each period ended August 30, 2025 and August 31, 2024 was $2.2 million.

Profit Sharing Plan
We have a qualified profit sharing and contributory 401(k) plan for eligible employees. The plan provides matching contributions made by Winnebago Industries and discretionary contributions as approved by the Board of Directors. Matching contributions to the plan for Fiscal 2025, 2024, and 2023 were $14.4 million, $15.0 million, and $13.4 million, respectively. No discretionary contributions were approved in Fiscal 2025, 2024, or 2023.

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

Our repurchase agreements generally provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 24 months, provide that our liability will be the lesser of remaining principal owed by the dealer to the lending institution, or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our liability cannot exceed 100% of the dealer invoice. In certain instances, we also repurchase inventory from dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of recreational vehicles or boats to repurchase current inventory if a dealership exits the business. The total contingent liability on all repurchase agreements was approximately $1,640.0 million and $1,673.7 million as of August 30, 2025 and August 31, 2024, respectively.

Our loss reserve for repurchase commitments contains uncertainties because the calculation requires management to make assumptions and apply judgment regarding a number of factors. Our risk of loss related to these repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period-end reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on these repurchase agreements and our historical loss experience, an associated loss reserve is established which is included in other current liabilities on the Consolidated Balance Sheets. Our repurchase accrual was $1.6 million and $1.1 million as of August 30, 2025 and August 31, 2024, respectively. Repurchase risk is affected by the credit worthiness of our dealer network. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to establish the loss reserve for repurchase commitments.

There was no material activity related to repurchase agreements during Fiscal 2025, 2024, and 2023.

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

Note 13. Revenue Recognition

All operating revenue is generated from contracts with customers. Our primary revenue source is generated through the sale of manufactured towable RV units, motorhome RV units and marine units to our independent dealer network (our customers). The following table disaggregates revenue by reportable segment and product category:

(in millions)	2025	2024	2023
Net Revenues
Towable RV:
Fifth Wheel	$606.0	$656.6	$715.1
Travel Trailer	581.2	627.5	658.2
Other(1)	33.0	34.7	42.0
Total Towable RV	1,220.2	1,318.8	1,415.3
Motorhome RV:
Class A	460.0	545.8	736.0
Class B	173.7	267.7	424.8
Class C and Other(1)	526.0	466.3	399.3
Total Motorhome RV	1,159.7	1,279.8	1,560.1
Marine	367.8	325.5	469.7
Corporate / All Other(2)	50.5	49.4	45.6
Consolidated	$2,798.2	$2,973.5	$3,490.7
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

Concentration of Risk
No single dealer organization accounted for more than 10% of net revenues for Fiscal 2025, 2024, and 2023.

Note 14. Stock-Based Compensation Plans

On December 14, 2023, our shareholders approved the Amended and Restated 2019 Omnibus Incentive Plan (“Restated Plan”) as detailed in our Proxy Statement for the 2023 Annual Meeting of Shareholders. The Restated Plan continues to allow us to grant or issue non-qualified stock options, incentive stock options, share awards, and other equity compensation to key employees and to non-employee directors. The Restated Plan increased the number of shares of our common stock that may be awarded and issued under the Restated Plan by 2.4 million. As of August 30, 2025, 3.0 million shares remain available for future issuance, which will be increased by the number of shares subject to any outstanding awards under the Restated Plan or the 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan (“2014 Plan”) that expire or are forfeited or canceled. Share awards subject to full value awards granted under the Restated Plan will count as two shares against the share reserve. Awards under the 2014 Plan that were outstanding on December 14, 2023 will continue to be subject to the terms of the 2014 Plan, as applicable. Shares remaining available for future awards under the 2014 Plan were not carried over into the Restated Plan.

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

Our Employee Stock Purchase Plan ("ESPP") permits employees to purchase Winnebago Industries, Inc. common stock at a 15% discount from the market price at the end of semi-annual purchase periods and is compensatory. In Fiscal 2025 and 2024, approximately 75,000 shares and 47,000 shares, respectively, were purchased through the ESPP. Plan participants had accumulated $0.5 million for each period ended August 30, 2025 and August 31, 2024 to purchase our common stock pursuant to this plan. As of August 30, 2025, 550,000 shares were authorized for issuance and approximately 278,000 shares remain available for future issuance.

Compensation expense associated with share-based awards is recognized over the requisite service or performance period of the award, unless accelerated by certain retirement eligibility provisions. Forfeitures are recorded when they occur. Total stock-based compensation expense for the past three fiscal years consisted of the following components:

(in millions)	2025	2024	2023
Share awards:
Time-based	$11.2	$11.6	$9.8
Performance-based	1.6	0.5	(0.9)
Stock options	1.8	1.4	1.3
Other(1)	1.2	1.1	0.7
Total stock-based compensation expense	$15.8	$14.6	$10.9
(1)    Includes stock-based compensation expense related to Board of Directors stock award expense and ESPP expense. Directors may elect to defer all or part of their annual retainer into a deferred compensation plan. The plan allows them to defer into either money units or stock units.

Restricted Stock Units - Time-Based
The fair value of time-based restricted stock units is determined based on the closing market price of our stock on the date of grant. A summary of the status of nonvested time-based restricted stock units at August 30, 2025, and changes during Fiscal 2025, is as follows:

	Shares(1)	Weighted Average Fair Value
Outstanding at August 31, 2024	433,136	$56.49
Granted	221,030	$58.14
Vested	(190,975)	$59.92
Forfeited/canceled	(39,571)	$58.39
Outstanding at August 30, 2025	423,620	$55.63
(1)    Number of shares in the above table are shown in whole numbers.

As of August 30, 2025, there was $9.3 million of unrecognized compensation expense related to nonvested time-based restricted stock units that are expected to be recognized over a weighted average period of 0.8 years. The total fair value of restricted stock units vested during Fiscal 2025, 2024, and 2023 was $10.6 million, $8.4 million, and $8.8 million, respectively.

Restricted Stock Units - Performance-Based
The fair value of performance-based restricted stock units is determined based on the closing market price of our stock on the date of grant. A summary of the status of our nonvested performance-based restricted stock units at August 30, 2025, and changes during Fiscal 2025, is as follows:

	Shares(1)	Weighted Average Fair Value
Outstanding at August 31, 2024	224,011	$61.28
Granted	148,754	$58.87
Vested	(23,627)	$75.59
Forfeited/canceled	(42,775)	$67.88
Outstanding at August 30, 2025	306,363	$58.08
(1)    Number of shares in the above table are shown in whole numbers.

As of August 30, 2025, there was $4.3 million of unrecognized compensation expense related to nonvested performance-based restricted stock units that are expected to be recognized over a weighted average period of 0.9 years. The total fair value of performance-based restricted stock units vested during Fiscal 2025, 2024, and 2023 was $1.4 million, $4.5 million, and $7.6 million, respectively.

Stock Options
A summary of stock option activity for Fiscal 2025 is as follows:

	Stock Options(1)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at August 31, 2024	438,399	$48.51
Granted	74,927	$58.87
Exercised	(18,063)	$43.86
Forfeited/canceled	(11,024)	$63.61
Outstanding at August 30, 2025	484,239	$49.94	5.3	$0.6

Exercisable at August 30, 2025	354,442	$46.85	4.2	$0.6
(1)    Number of shares in the above table are shown in whole numbers.

As of August 30, 2025, there was $1.4 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted average period of 0.8 years.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Valuation Assumptions(1)	2025	2024	2023
Expected dividend yield	2.3%	2.1%	1.9%
Risk-free interest rate(2)	3.8%	4.6%	4.1%
Expected life of stock options (in years)(3)	5	5	5
Expected stock price volatility(4)	49.2%	50.8%	50.8%
Weighted average fair value of options granted	$23.61	$25.10	$23.94
(1)    Forfeitures are recorded when they occur.
(2)    Based on U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.
(3)    Estimated based on historical experience.
(4)    Based on historical experience over a term consistent with the expected life of the stock options.

Note 15. Income Taxes

Income tax expense consisted of the following:

(in millions)	2025	2024	2023
Current
Federal	$(0.8)	$10.4	$38.2
State	2.3	6.9	8.8
Total	1.5	17.3	47.0
Deferred
Federal	5.3	7.1	15.9
State	(2.4)	1.0	0.4
Total	2.9	8.1	16.3
Income tax provision	$4.4	$25.4	$63.3

As of August 30, 2025 and August 31, 2024, $7.3 million and $6.8 million of U.S. federal income taxes receivable was included in prepaid expenses and other current assets on the Consolidated Balance Sheets, respectively.

A reconciliation of the U.S. statutory income tax rate to our effective income tax rate is as follows:

	2025	2024	2023
U.S. federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	2.3%	8.4%	3.1%
Income tax credits	(10.1)%	(8.9)%	(1.1)%
Non-deductible compensation	7.6%	6.6%	1.1%
Non-deductible debt inducement	—%	19.4%	—%
Non-deductible goodwill impairment	—%	16.6%	—%
Valuation allowance	(0.3)%	5.0%	—%
Tax-free and dividend income	(1.2)%	(1.1)%	(0.1)%
Uncertain tax position settlements and adjustments	(2.1)%	(1.7)%	0.1%
Other items	(2.7)%	0.9%	(1.4)%
Effective tax provision rate	14.5%	66.2%	22.7%

Our effective tax rate decreased to 14.5% in Fiscal 2025 compared to 66.2% in Fiscal 2024 primarily due to the prior year's non-deductible debt inducement loss and non-deductible goodwill impairment and, in Fiscal 2025, increased favorable return to provision adjustments and reduced change in the valuation allowance over lower pre-tax income.

The tax effects of temporary differences that give rise to deferred income taxes were as follows:

(in millions)	August 30, 2025	August 31, 2024
Warranty reserves	$17.9	$19.3
Deferred compensation	1.7	2.5
Self-insurance reserve	3.6	4.4
Stock-based compensation	4.2	4.5
Leases	13.4	15.0
Convertible notes	13.7	16.5
Capitalized research and development costs	29.6	23.8
Other	15.6	14.0
Valuation allowance	(1.8)	(1.9)
Interest limitation	12.5	4.1
Total deferred tax assets	110.4	102.2
Intangibles	73.3	61.5
Depreciation	30.9	30.2
Leases	12.1	13.5
Total deferred tax liabilities	116.3	105.2
Total deferred income tax liabilities, net	$5.9	$3.0

Changes in the unrecognized tax benefits are as follows:

(in millions)	2025	2024	2023
Balance at beginning of year	$4.9	$5.5	$5.0
Gross decreases-tax positions in a prior year	(1.3)	(1.7)	(1.5)
Gross increases-tax positions in a prior year	—	0.2	1.0
Gross increases-current year tax positions	0.8	0.9	1.0
Balance at end of year	4.4	4.9	5.5
Accrued interest and penalties	0.4	0.5	0.6
Total unrecognized tax benefits	$4.8	$5.4	$6.1

The amount of unrecognized tax benefits is not expected to change materially within the next 12 months. If the remaining uncertain tax positions are ultimately resolved favorably, $4.4 million of unrecognized tax benefits would have a favorable impact on our effective tax rate. It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense.

We file a U.S. Federal tax return, as well as returns in various international and state jurisdictions. Although certain years are no longer subject to examination by the Internal Revenue Service ("IRS") and various state taxing authorities, net operating loss carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities. As of August 30, 2025, our federal returns from Fiscal 2022 to present are subject to review by the IRS. With limited exception, state returns from Fiscal 2021 to present continue to be subject to review by state taxing jurisdictions. Several years may lapse before an uncertain tax position is audited and finally resolved and it is difficult to predict the outcome of such audits. We believe we have adequately reserved for our exposure to potential additional payments for uncertain tax positions in our liability for unrecognized tax benefits.

Recent Tax Legislation

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which included various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in Fiscal 2025 and others implemented through Fiscal 2027.

During Fiscal 2025, none of the relevant provisions of the OBBBA had a significant impact on our consolidated financial statements. Beginning in Fiscal 2026, the OBBBA could have a more significant impact, particularly related to the reinstatement of 100% bonus depreciation, previously capitalized and unamortized U.S. research and development costs, and changes to interest deductibility. We will continue to assess the implications of the OBBBA.

Note 16. Earnings per Share

Basic and diluted earnings per share are calculated as follows:

(in millions, except per share data)	2025	2024	2023
Earnings per share - basic
Net income	$25.7	$13.0	$215.9
Weighted average common shares outstanding	28.2	29.2	30.3
Basic earnings per common share(1)	$0.91	$0.44	$7.12

Earnings per share - diluted
Net income	$25.7	$13.0	$215.9
Interest expense on convertible notes, net of tax	—	—	4.7
Diluted net income	$25.7	$13.0	$220.6

Weighted average common shares outstanding	28.2	29.2	30.3
Dilutive impact of stock compensation awards	0.1	0.3	0.3
Dilutive impact of convertible notes	—	—	4.8
Weighted average common shares outstanding, assuming dilution	28.3	29.5	35.4

Anti-dilutive securities excluded from weighted average diluted common shares outstanding	0.5	0.2	0.1

Diluted earnings per common share(1)	$0.91	$0.44	$6.23
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

Evaluation of Internal Control Over Financial Reporting
Management's report on internal control over financial reporting as of August 30, 2025 is included within Item 8 of Part II in this Annual Report on Form 10-K and is incorporated herein by reference. The report of Deloitte & Touche LLP on the effectiveness of internal control over financial reporting is included within Item 8 of Part II in this Annual Report on Form 10-K and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting
There were no significant changes in internal control over financial reporting during the quarter ended August 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
During the three months ended August 30, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On October 20, 2025, the Human Resources Committee of the Board of Directors approved the Winnebago Motorhome Profitability Improvement Bonus Plan for key members of the Company’s Winnebago Motorhome leadership team, including Casey J. Tubman, Group President – Newmar and Winnebago Motorized. The plan is designed to promote the growth and profitability of the Company’s Winnebago Motorhome business. The plan provides an opportunity for the participant to earn some or all of a certain bonus amount ($0.9 million in the case of Mr. Tubman), with one-third of the amount earned upon achievement of each of three operating margin improvement goals for the Company’s Winnebago Motorhome business, each to be achieved over a trailing twelve-month period, by the end of Fiscal 2028. Amounts earned under the plan will be paid one-half in cash and one-half in restricted stock units that vest after one year. The restricted stock units will have terms consistent with the Company’s customary form of restricted stock unit award, provided that the restricted stock units will also vest in the event the participant’s employment is involuntarily terminated without cause.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Reference is made to the table entitled "Information about our Executive Officers" in Part I of this Annual Report on Form 10-K and to the information included under the captions Corporate Governance, Proposal 1 – Election of Directors, Delinquent Section 16(a) Reports, and Insider Trading Policy; Anti-Hedging and Anti-Pledging Policy in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 16, 2025, which information is incorporated by reference herein.

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

Item 11. Executive Compensation.
Reference is made to the information included under the captions Director Compensation and Compensation Discussion and Analysis in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 16, 2025, which information is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Reference is made to the share ownership information and table entitled Security Ownership of Certain Beneficial Owners and Management and the information included under the caption Equity Compensation Plan Information included in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 16, 2025, which information is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Reference is made to the information included under the caption Corporate Governance in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 16, 2025, which information is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services.
Information about fees and services billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) is included under the caption Independent Registered Public Accountant's Fees and Services in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 16, 2025, which information is incorporated by reference herein.

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

3.Exhibit Index

Exhibit No.		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation of Winnebago Industries, Inc., effective January 1, 2022.	8-K	3.1	01/05/2022
3.2	Bylaws of Winnebago Industries, Inc., effective August 15, 2023.	8-K	3.2	08/17/2023
4.1	Description of Securities.	10-K	4a	10/19/2022
4.2	Indenture, dated as of July 8, 2020, by and among Winnebago Industries, Inc., the guarantors named therein and U.S. Bank National Association, as trustee.	8-K	4.1	07/09/2020
4.3	Form of 6.250% Senior Secured Note due 2028 (included in Exhibit 4.2)	8-K	4.2	07/09/2020
4.4	Indenture, dated January 23, 2024, by and between Winnebago Industries, Inc. and U.S. Bank Trust Company, National Association.	8-K	4.1	01/23/2024
4.5	Form of 3.250% Convertible Senior Note due 2030 (included in Exhibit 4.4).	8-K	4.2	01/23/2024
10.1
Winnebago Industries, Inc. Executive Deferred Compensation Plan previously filed as Exhibit 10.C with the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 25, 2006 (Commission File Number 001-06403) and the Amendment dated June 21, 2011.*
		10-K	10.BB	10/25/2011
10.2	Winnebago Industries, Inc. 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan previously filed as Appendix B with the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on December 17, 2013 (Commission File Number 001-06403) and incorporated by reference herein and the Supplement previously filed as Exhibit 10.1 with the Registrant's Current Report on Form 8-K dated December 6, 2013 (Commission File Number 001-06403) and incorporated by reference herein.*	8-K	10.1	12/06/2013
10.3
Winnebago Industries, Inc. 2019 Omnibus Incentive Plan, previously filed as Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A filed on October 31, 2018 (Commission File Number 001-06403) and incorporated by reference herein.*
		DEF 14A	A	10/31/2018
10.4
Winnebago Industries, Inc. Amended and Restated 2019 Omnibus Incentive Plan, previously filed as Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A filed on November 3, 2023 (Commission File Number 001-06403) and incorporated by reference herein.*
		DEF 14A	A	11/03/2023
10.5
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
		10-Q	10.1	06/28/2013

Exhibit No.		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
10.7	Winnebago Industries, Inc. Directors' Deferred Compensation Plan, as Amended on May 17, 2023.*	10-K	10.9	10/23/2024
10.8
Winnebago Industries, Inc. Profit Sharing and Deferred Savings Investment Plan previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1985 (Commission File Number 001-06403), and incorporated by reference herein, and the Amendment dated July 1, 1995 and incorporated by reference herein.*
		10-K	10.C	11/22/1995
10.9	Form of Non-Qualified Stock Option Agreement under Winnebago Industries, Inc. 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan (Fiscal 2019 awards and later).*	10-Q	10.b	12/20/2018
10.10	Form of Non-Qualified Stock Option Agreement under Winnebago Industries, Inc. 2019 Omnibus Equity, Performance Award, and Incentive Compensation Plan (Fiscal 2022 awards and later).*	10-K	10j	10/19/2022
10.11	Form of Non-Qualified Stock Option Agreement under Winnebago Industries, Inc. 2019 Omnibus Equity, Performance Award, and Incentive Compensation Plan (Fiscal 2023 awards and later).*	10-K	10k	10/19/2022
10.12	Form of Non-Qualified Stock Option Agreement under Winnebago Industries, Inc. 2019 Omnibus Equity, Performance Award, and Incentive Compensation Plan (Fiscal 2024 awards and later).*	10-K	10.11	10/18/2023
10.13	Form of Non-Qualified Stock Option Agreement under Winnebago Industries, Inc. Amended and Restated 2019 Omnibus Incentive Plan (Fiscal 2025 awards and later).*	10-K	10.15	10/23/2024
10.14	Form of Non-Qualified Stock Option Agreement under Winnebago Industries, Inc. Amended and Restated 2019 Omnibus Incentive Plan (Fiscal 2026 awards and later).*				X
10.15	Form of Restricted Stock Unit Award Agreement (Executives) under Winnebago Industries, Inc. 2019 Omnibus Equity, Performance Award, and Incentive Compensation Plan (Fiscal 2023 awards and later).*	10-K	10n	10/19/2022
10.16	Form of Restricted Stock Unit Award Agreement (Executives) under Winnebago Industries, Inc. 2019 Omnibus Equity, Performance Award, and Incentive Compensation Plan (Fiscal 2024 awards and later).*	10-K	10.14	10/18/2023
10.17	Form of Restricted Stock Unit Award Agreement (Executives) under Winnebago Industries, Inc. Amended and Restated 2019 Omnibus Incentive Plan (Fiscal 2025 awards and later).*	10-K	10.19	10/23/2024
10.18	Form of Restricted Stock Unit Award Agreement (Executives) under Winnebago Industries, Inc. Amended and Restated 2019 Omnibus Incentive Plan (Fiscal 2026 awards and later).*				X
10.19	Form of Restricted Stock Unit Award Agreement (Non-Employee Director) under Winnebago Industries, Inc. Amended and Restated 2019 Omnibus Incentive Plan (Fiscal 2025 awards and later).*	10-K	10.24	10/23/2024
10.20	Form of Change in Control Agreement.*	10-Q	10.f	12/20/2018
10.21	Winnebago Industries, Inc. Officer Incentive Compensation Plan for Fiscal Period 2025.*	10-K	10.28	10/23/2024
10.22	Winnebago Industries, Inc. Officer Incentive Compensation Plan for Fiscal Period 2026*				X
10.23	Form of Performance Stock Unit Agreement under Winnebago Industries, Inc. 2019 Omnibus Incentive Plan (Fiscal 2021 awards)*	10-K	10s	10/21/2020
10.24	Form of Performance Stock Unit Agreement under Winnebago Industries, Inc. 2019 Omnibus Incentive Plan (Fiscal 2022 awards)*	10-K	10t	10/20/2021
10.25	Form of Performance Stock Unit Agreement under Winnebago Industries, Inc. 2019 Omnibus Incentive Plan (Fiscal 2023 awards)*	10-K	10y	10/19/2022
10.26	Form of Performance Stock Unit Agreement under Winnebago Industries, Inc. 2019 Omnibus Incentive Plan (Fiscal 2024 awards)*	10-Q	10.5	12/20/2023
10.27	Form of Performance Stock Unit Agreement under Winnebago Industries, Inc. Amended and Restated 2019 Omnibus Incentive Plan (Fiscal 2025 awards)*	10-K	10.33	10/23/2024

Exhibit No.		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
10.28	Form of Performance Stock Unit Agreement under Winnebago Industries, Inc. Amended and Restated 2019 Omnibus Incentive Plan (Fiscal 2026 awards and later)*				X
10.29	Form of Performance Stock Unit Agreement under Winnebago Industries, Inc. Amended and Restated 2019 Omnibus Incentive Plan (Fiscal 2025 1-Year awards)*	10-K	10.34	10/23/2024
10.30	Winnebago Motorhome Profitability Improvement Bonus Plan*				X
10.31	Registration Rights Agreement by and among Winnebago Industries, Inc., Summit Partners Growth Equity Fund VIII-A, L.P., Summit Partners Growth Equity Fund VIII-B, L.P., Summit Partners Entrepreneur Advisors Fund I, L.P., Summit Investors I, LLC, Summit Investors I (UK), L.P. and SP GE VIII-B GD RV Holdings, L.P., Donald Clark, Ronald Fenech, and William Fenech.	8-K	10.3	10/05/2016
10.32	Amended and Restated Employment Agreement between Winnebago Industries, Inc., Grand Design RV, LLC, and Donald Clark effective September 1, 2023.*	10-K	10.30	10/18/2023
10.33	Amended and Restated Change in Control Agreement between Winnebago Industries, Inc. and Donald Clark effective September 1, 2023.*	10-K	10.31	10/18/2023
10.34	Second Amended and Restated Credit Agreement dated as of July 15, 2022 among Winnebago Industries, Inc., Winnebago of Indiana, LLC, Grand Design RV, LLC and Newmar Corporation, the other loan parties party thereto from time to time, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A.	8-K	10.1	7/19/2022
10.35	Base Warrant Confirmation, dated October 29, 2019, between Winnebago Industries, Inc., and Goldman Sachs & Co. LLC.	8-K	10.6	11/04/2019
10.36	Base Warrant Confirmation, dated October 29, 2019, between Winnebago Industries, Inc., and Bank of Montreal	8-K	10.7	11/04/2019
10.37	Additional Warrant Confirmation, dated October 30, 2019, between Winnebago Industries, Inc., and Goldman Sachs & Co. LLC.	8-K	10.8	11/04/2019
10.38	Additional Warrant Confirmation, dated October 30, 2019, between Winnebago Industries, Inc., and Bank of Montreal.	8-K	10.9	11/04/2019
10.39	Base Convertible Bond Hedge Confirmation, dated January 18, 2024, between Winnebago Industries, Inc., and Goldman Sachs & Co. LLC.	8-K	10.2	01/23/2024
10.40	Base Convertible Bond Hedge Confirmation, dated January 18, 2024, between Winnebago Industries, Inc., and BMO Capital Markets Corp.	8-K	10.3	01/23/2024
10.41	Base Convertible Bond Hedge Confirmation, dated January 18, 2024, between Winnebago Industries, Inc., and J.P. Morgan Securities LLC.	8-K	10.4	01/23/2024
10.42	Additional Convertible Bond Hedge Confirmation, dated January 19, 2024, between Winnebago Industries, Inc., and Goldman Sachs & Co. LLC.	8-K	10.5	01/23/2024
10.43	Additional Convertible Bond Hedge Confirmation, dated January 19, 2024, between Winnebago Industries, Inc., and BMO Capital Markets Corp.	8-K	10.6	01/23/2024
10.44	Additional Convertible Bond Hedge Confirmation, dated January 19, 2024, between Winnebago Industries, Inc., and J.P. Morgan Securities LLC.	8-K	10.7	01/23/2024
10.45	Base Warrant Confirmation, dated January 18, 2024, between Winnebago Industries, Inc., and Goldman Sachs & Co. LLC.	8-K	10.8	01/23/2024
10.46	Base Warrant Confirmation, dated January 18, 2024, between Winnebago Industries, Inc., and BMO Capital Markets Corp.	8-K	10.9	01/23/2024
10.47	Base Warrant Confirmation, dated January 18, 2024, between Winnebago Industries, Inc., and JPMorgan Chase Bank, National Association.	8-K	10.10	01/23/2024
10.48	Additional Warrant Confirmation, dated January 19, 2024, between Winnebago Industries, Inc., and Goldman Sachs & Co. LLC.	8-K	10.11	01/23/2024

Exhibit No.		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
10.49	Additional Warrant Confirmation, dated January 19, 2024, between Winnebago Industries, Inc., and BMO Capital Markets Corp.	8-K	10.12	01/23/2024
10.50	Additional Warrant Confirmation, dated January 19, 2024, between Winnebago Industries, Inc., and JPMorgan Chase Bank, National Association.	8-K	10.13	01/23/2024
10.51	First Restated and Amended Lease Agreement (Main Facility) dated October 4, 2019 by and between Three Oaks, LLC and Grand Design RV, LLC.	10-Q	10.14	12/20/2019
10.52	Second Restated and Amended Lease Agreement (Expansion Facility) dated October 4, 2019 by and between Three Oaks, LLC and Grand Design RV, LLC.	10-Q	10.15	12/20/2019
10.53	First Amendment to Lease dated March 12, 2024 by and between Three Oaks, LLC and Grand Design RV, LLC.	10-Q	10.1	06/20/2024
10.54	Intercreditor Agreement, dated as of July 8, 2020, among JPMorgan Chase Bank, N.A., U.S. Bank National Association, as collateral trustee, Winnebago Industries, Inc. and certain of its subsidiaries party thereto.	8-K	10.2	07/09/2020
10.55	Amended and Restated Employment Agreement between Winnebago Industries, Inc. and Michael Happe dated December 15, 2021*	8-K	10.1	12/17/2021
10.56	Winnebago Executive Officer Severance Plan and Summary Plan Description*	8-K	10.2	12/17/2021
19	Winnebago Industries, Inc. Insider Trading Policy	10-K	19	10/23/2024
21	List of Subsidiaries.				X
23	Consent of Independent Registered Public Accounting Firm.				X
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97	Winnebago Industries, Inc. Mandatory Compensation Recovery Policy	10-K	97	10/23/2024
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (furnished herewith).
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Winnebago Industries, Inc. Annual Report on Form 10-K for the fiscal year ended August 30, 2025, formatted in Inline XBRL (included as Exhibit 101).
*    Management contract or compensation plan or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.

By	/s/ Michael J. Happe
Michael J. Happe

Chief Executive Officer, President
(Principal Executive Officer)
Date: October 22, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 22, 2025, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Capacity

/s/ Michael J. Happe
Michael J. Happe	Chief Executive Officer, President (Principal Executive Officer)

/s/ Bryan L. Hughes
Bryan L. Hughes	Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)

/s/ Sara E. Armbruster
Sara E. Armbruster	Director

/s/ Christopher J. Braun
Christopher J. Braun	Director

/s/ Kevin E. Bryant
Kevin E. Bryant	Director

/s/ William C. Fisher
William C. Fisher	Director

/s/ Staci L. Kroon
Staci L. Kroon	Director

/s/ David W. Miles
David W. Miles	Director

/s/ John M. Murabito
John M. Murabito	Director

/s/ Michael E. Pack
Michael E. Pack	Director