Form 10-Q
period 2025-11-29
WINNEBAGO INDUSTRIES INC
filed 2025-12-19
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 29, 2025

or

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

As of December 12, 2025, there were 28,220,626 shares of common stock, par value $0.50 per share, outstanding.

Winnebago Industries, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended November 29, 2025

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Winnebago Industries, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
(in millions, except per share data)	November 29, 2025	November 30, 2024
Net revenues	$702.7	$625.6
Cost of goods sold	613.7	548.8
Gross profit	89.0	76.8
Selling, general, and administrative expenses	69.8	72.1
Amortization	5.4	5.6
Total operating expenses	75.2	77.7
Operating income (loss)	13.8	(0.9)
Interest expense, net	5.5	5.8
Non-operating income	(0.1)	—
Income (loss) before income taxes	8.4	(6.7)
Income tax provision (benefit)	2.9	(1.5)
Net income (loss)	$5.5	$(5.2)

Earnings (loss) per common share:
Basic	$0.19	$(0.18)
Diluted	$0.19	$(0.18)

Weighted average common shares outstanding:
Basic	28.2	28.6
Diluted	28.3	28.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Balance Sheets

(in millions, except per share data)	November 29, 2025	August 30, 2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$181.7	$174.0
Receivables, less allowance for credit losses ($0.5 and $0.5, respectively)	149.1	192.0
Inventories, net	415.1	396.4
Prepaid expenses and other current assets	31.7	29.8
Total current assets	777.6	792.2
Property, plant, and equipment, net	327.9	333.0
Goodwill	484.2	484.2
Other intangible assets, net	451.5	456.9
Investment in life insurance	27.3	27.1
Operating lease assets	40.2	41.6
Other long-term assets	18.5	19.4
Total assets	$2,127.2	$2,154.4

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$109.9	$129.3
Accrued expenses:
Accrued compensation	31.8	41.1
Product warranties	73.8	72.9
Self-insurance	14.5	16.2
Promotional	26.0	31.0
Accrued interest and dividends	9.3	13.4
Other current liabilities	24.2	23.2
Total current liabilities	289.5	327.1
Non-current liabilities
Long-term debt, net	541.0	540.5
Deferred income tax liabilities, net	9.5	5.9
Unrecognized tax benefits	4.9	4.8
Long-term operating lease liabilities	37.6	39.3
Other long-term liabilities	11.1	12.1
Total liabilities	893.6	929.7
Contingent liabilities and commitments (Note 9)
Shareholders' equity:
Preferred stock, par value $0.01: 10.0 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.50: 120.0 shares authorized; 51.8 shares issued	25.9	25.9
Additional paid-in capital	202.9	203.3
Retained earnings	1,715.5	1,710.0
Accumulated other comprehensive loss	(0.4)	(0.4)
Treasury stock, at cost: 23.7 and 23.8 shares, respectively	(710.3)	(714.1)
Total shareholders' equity	1,233.6	1,224.7
Total liabilities and shareholders' equity	$2,127.2	$2,154.4
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(in millions)	November 29, 2025	November 30, 2024
Operating activities
Net income (loss)	$5.5	$(5.2)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	9.8	9.7
Amortization	5.4	5.6
Amortization of debt issuance costs	0.7	0.8
Last in, first-out ("LIFO") expense	—	(0.2)
Stock-based compensation	4.9	5.5
Deferred income taxes	3.6	0.8
Restructuring and related costs	1.2	—
Other, net	1.2	(1.2)
Change in operating assets and liabilities, net of assets and liabilities acquired
Receivables, net	42.9	12.0
Inventories, net	(18.6)	3.4
Prepaid expenses and other assets	0.5	0.1
Accounts payable	(19.5)	(31.6)
Income taxes and unrecognized tax benefits	(0.3)	(1.5)
Accrued expenses and other liabilities	(11.9)	(14.9)
Net cash provided by (used in) operating activities	25.4	(16.7)

Investing activities
Purchases of property, plant, and equipment	(5.6)	(10.0)
Other, net	0.1	2.0
Net cash used in investing activities	(5.5)	(8.0)

Financing activities
Payments of cash dividends	(10.3)	(10.2)
Payments for repurchases of common stock	(1.7)	(33.6)
Other, net	(0.2)	0.1
Net cash used in financing activities	(12.2)	(43.7)

Net increase (decrease) in cash and cash equivalents	7.7	(68.4)
Cash and cash equivalents at beginning of period	174.0	330.9
Cash and cash equivalents at end of period	$181.7	$262.5

Supplemental Disclosures
Income taxes received, net	$(0.1)	$(0.1)
Interest paid	0.2	0.7

Non-cash investing and financing activities
Capital expenditures in accounts payable	$0.5	$5.0
Increase in lease assets in exchange for lease liabilities:
Operating leases	0.3	—
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Three Months Ended November 29, 2025
(in millions, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balances at August 30, 2025	51.8	$25.9	$203.3	$1,710.0	$(0.4)	(23.8)	$(714.1)	$1,224.7
Stock-based compensation	—	—	4.9	—	—	—	—	4.9
Issuance of stock for employee benefit and stock-based awards, net	—	—	(5.3)	—	—	0.2	5.5	0.2
Repurchase of common stock	—	—	—	—	—	(0.1)	(1.7)	(1.7)
Net income	—	—	—	5.5	—	—	—	5.5
Balances at November 29, 2025	51.8	$25.9	$202.9	$1,715.5	$(0.4)	(23.7)	$(710.3)	$1,233.6
	Three Months Ended November 30, 2024
(in millions, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balances at August 31, 2024	51.8	$25.9	$194.2	$1,723.3	$(0.4)	(23.0)	$(669.7)	$1,273.3
Stock-based compensation	—	—	5.5	—	—	—	—	5.5
Issuance of stock for employee benefit and stock-based awards, net	—	—	(5.1)	—	—	0.2	5.6	0.5
Repurchase of common stock	—	—	(0.3)	—	—	(0.6)	(33.6)	(33.9)
Net loss	—	—	—	(5.2)	—	—	—	(5.2)
Balances at November 30, 2024	51.8	$25.9	$194.3	$1,718.1	$(0.4)	(23.4)	$(697.7)	$1,240.2

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

The consolidated financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended August 30, 2025 filed with the SEC. Interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year ending August 29, 2026.

Comprehensive Income
Comprehensive income represents the change in shareholders’ equity from transactions and other events and circumstances from sources other than shareholders. As of November 29, 2025 and November 30, 2024, the difference between comprehensive income and net income was not material.

Subsequent Events
In preparing the accompanying unaudited consolidated financial statements, we have evaluated subsequent events for potential recognition and disclosure through the date of this filing, noting no material subsequent events.

Recently Issued Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes all references to software development project stages and requires entities to start capitalizing software costs when both of the following occur: (i) management has authorized and committed to funding the software project; and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The new guidance is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual periods. We are currently evaluating the impact of the standard on our consolidated financial statements and related disclosures. We will adopt the standard in our Quarterly Report on Form 10-Q in the first quarter of our fiscal year beginning August 27, 2028 and filings thereafter.

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the assessment of whether certain settlements of convertible debt instruments should be accounted for as an inducement conversion or extinguishment of convertible debt. The new guidance is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. We are currently evaluating the impact of the standard on our consolidated financial statements and related disclosures. We will adopt the standard in our Quarterly Report on Form 10-Q in the first quarter of our fiscal year beginning August 30, 2026 and filings thereafter.

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

Our three reportable segments are: Towable RV (an aggregation of the Grand Design towables and the Winnebago towables operating segments), Motorhome RV (an aggregation of the Winnebago motorhomes, Newmar motorhomes, and Grand Design motorhomes operating segments), and Marine (an aggregation of the Chris-Craft marine and Barletta marine operating segments). Towable RV is comprised of non-motorized RV products that are generally towed by another vehicle, along with other related manufactured products and services. Motorhome RV is comprised of products that include a motorized chassis, along with other related manufactured products and services. Marine is comprised of products that include boats, along with other related manufactured products and services.

The Corporate / All Other category includes the Winnebago specialty vehicles and Lithionics operating segments as well as certain corporate administration expenses, such as corporate leadership and administration costs. None of these operating segments have ever met any of the quantitative thresholds for determining reportable segments.

Our Chief Executive Officer, who serves as the Chief Operating Decision Maker ("CODM"), regularly reviews consolidated financial results in their entirety and operating segment financial information through operating income and has ultimate responsibility for enterprise decisions. Our CODM is responsible for allocating resources and assessing the performance of the consolidated enterprise and operating segments by reviewing budget to actual comparisons within the financial package regularly provided to him. Each operating segment is allocated resources, and segment management is responsible for operating decisions and assessing performance within their respective operating segment. Capital is allocated to each operating segment by the CODM based on factors such as business size, operating segment performance (measured by operating income), strategic initiatives of both the operating segment and the enterprise, and the total available capital of the consolidated enterprise. The accounting policies of all reportable segments are the same as those described in Note 1 in the Notes to Consolidated Financial Statements included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 30, 2025.

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

Net sales and significant expense categories included in operating income by reportable segment as well as a reconciliation to consolidated income before income taxes are as follows:

	Three Months Ended November 29, 2025
(in millions)	Towable RV	Motorhome RV	Marine	Segment Total	Corporate / all other	Consolidated
Net revenues(1)	$293.4	$308.5	$92.5	$694.4	$8.3	$702.7
Cost of goods sold	$257.6	$273.0	$77.8	$608.4
Selling, general, and administrative expenses(2)	$24.7	$27.3	$8.6	$60.6
Operating income (loss)	$11.1	$8.2	$6.1	$25.4	$(11.6)	$13.8
Reconciliation to income before income taxes:
Interest expense, net						5.5
Non-operating income						(0.1)
Income before income taxes						$8.4
(1) See Note 10 in the Notes to Consolidated Financial Statements for more information on segment revenues.
(2) Includes compensation for non-production employees, selling and marketing expenses, depreciation and amortization on non-production assets, professional services, and other miscellaneous expenses.
	Three Months Ended November 30, 2024
(in millions)	Towable RV	Motorhome RV	Marine	Segment Total	Corporate / all other	Consolidated
Net revenues(1)	$254.0	$271.7	$90.5	$616.2	$9.4	$625.6
Cost of goods sold	$218.8	$247.6	$75.1	$541.5
Selling, general, and administrative expenses(2)	$26.3	$27.3	$9.2	$62.8
Operating income (loss)	$8.9	$(3.2)	$6.2	$11.9	$(12.8)	$(0.9)
Reconciliation to income before income taxes:
Interest expense, net						5.8
Loss before income taxes						$(6.7)
(1) See Note 10 in the Notes to Consolidated Financial Statements for more information on segment revenues.
(2) Includes compensation for non-production employees, selling and marketing expenses, depreciation and amortization on non-production assets, professional services, and other miscellaneous expenses.

Other financial information by reportable segment and corporate/all other is as follows:

	Three Months Ended November 29, 2025
(in millions)	Towable RV	Motorhome RV	Marine	Segment Total	Corporate / All Other	Consolidated
Total assets	$690.6	$771.0	$366.6	$1,828.2	$299.0	$2,127.2
Capital expenditures	2.1	2.3	0.8	5.2	0.4	5.6
Depreciation and amortization	$4.5	$6.2	$2.3	$13.0	$2.2	$15.2
	Three Months Ended November 30, 2024
(in millions)	Towable RV	Motorhome RV	Marine	Segment Total	Corporate / All Other	Consolidated
Total assets	$684.0	$840.7	$376.7	$1,901.4	$396.6	$2,298.0
Capital expenditures	0.9	7.5	1.3	9.7	0.3	10.0
Depreciation and amortization	$4.7	$5.9	$2.2	$12.8	$2.5	$15.3

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

	Fair Value at	Fair Value Hierarchy
(in millions)	November 29, 2025	Level 1	Level 2	Level 3
Assets that fund deferred compensation
Domestic equity funds	$2.1	$2.1	$—	$—
International equity funds	0.1	0.1	—	—
Total assets at fair value	$2.2	$2.2	$—	$—

	Fair Value at	Fair Value Hierarchy
(in millions)	August 30, 2025	Level 1	Level 2	Level 3
Assets that fund deferred compensation
Domestic equity funds	$2.1	$2.1	$—	$—
International equity funds	0.1	0.1	—	—
Total assets at fair value	$2.2	$2.2	$—	$—

Assets that Fund Deferred Compensation
Our assets that fund deferred compensation are marketable equity securities measured at fair value using quoted market prices and primarily consist of equity-based mutual funds. These securities, used to fund the Executive Deferred Compensation Plan, are classified as Level 1 as they are traded in an active market for which closing stock prices are readily available. Refer to Note 11 in the Notes to Consolidated Financial Statements included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 30, 2025 for additional information regarding these plans.

The proportion of the assets that will fund the deferred compensation payments within a year are included in prepaid expenses and other current assets on the Consolidated Balance Sheets. The remaining assets are classified as non-current and are included in other long-term assets on the Consolidated Balance Sheets.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain non-financial assets are measured at fair value on a nonrecurring basis. These assets primarily include goodwill, intangible assets, property, plant and equipment, and right-of-use lease assets. These assets were originally recognized at amounts equal to the fair value determined at date of acquisition or purchase. If certain triggering events occur, or if an annual impairment test is required, we will evaluate the non-financial asset for impairment. If an impairment has occurred, the asset will be written down to its current estimated fair value. No impairments were recorded for non-financial assets in the three months ended November 29, 2025 or November 30, 2024.

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

Note 4.    Inventories
Inventories consist of the following:

(in millions)	November 29, 2025	August 30, 2025
Finished goods	$52.7	$46.8
Work-in-process	147.1	121.2
Raw materials	269.2	282.3
Total	469.0	450.3
Less: Excess of First-in, first-out ("FIFO") over LIFO cost	53.9	53.9
Inventories, net	$415.1	$396.4

Inventory valuation methods consist of the following:

(in millions)	November 29, 2025	August 30, 2025
LIFO basis	$170.3	$175.9
FIFO basis	298.7	274.4
Total	$469.0	$450.3

The above value of inventories, before reduction for the LIFO reserve, approximates replacement cost at the respective dates.

Note 5.    Property, Plant, and Equipment
Property, plant, and equipment is stated at cost, net of accumulated depreciation, and consists of the following:

(in millions)	November 29, 2025	August 30, 2025
Land	$14.6	$14.6
Buildings and building improvements	280.3	279.3
Machinery and equipment	183.3	180.7
Software	79.2	78.3
Transportation	7.4	7.4
Construction in progress	29.2	29.3
Property, plant, and equipment, gross	594.0	589.6
Less: Accumulated depreciation	266.1	256.6
Property, plant, and equipment, net	$327.9	$333.0

Depreciation expense was $9.8 million and $9.7 million for the three months ended November 29, 2025 and November 30, 2024, respectively.

Note 6.    Goodwill and Intangible Assets

The carrying amount of goodwill by reportable segment is as follows:

(in millions)	Towable RV	Motorhome RV	Marine	Corporate / All Other	Total
Balances at November 29, 2025 and August 30, 2025(1)	$244.7	$73.1	$136.1	$30.3	$484.2
(1) There was no activity in the three months ended November 29, 2025.

Other intangible assets, net of accumulated amortization, consist of the following:

	November 29, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Indefinite-lived trade names	$352.3	$—	$352.3
Finite-lived trade name	4.1	1.5	2.6
Dealer networks/customer relationships	183.6	111.0	72.6
Backlog	43.6	43.6	—
Developed technology	38.3	14.3	24.0
Non-compete agreements	6.6	6.6	—
Other intangible assets	$628.5	$177.0	$451.5

	August 30, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Indefinite-lived trade names	$352.3	$—	$352.3
Finite-lived trade name	4.1	1.4	2.7
Dealer networks/customer relationships	183.6	107.1	76.5
Backlog	43.6	43.6	—
Developed technology	38.3	12.9	25.4
Non-compete agreements	6.6	6.6	—
Other intangible assets	$628.5	$171.6	$456.9

The weighted average remaining amortization period for finite-lived intangible assets as of November 29, 2025 was approximately five years.

Estimated future amortization expense related to finite-lived intangible assets is as follows:

(in millions)	Amortization
Remainder of Fiscal 2026	$16.2
Fiscal 2027	21.7
Fiscal 2028	21.4
Fiscal 2029	15.5
Fiscal 2030	12.3
Fiscal 2031	7.8
Thereafter	4.3
Total amortization expense remaining	$99.2

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

Changes in the product warranty liability are as follows:

	Three Months Ended
(in millions)	November 29, 2025	November 30, 2024
Balance at beginning of period	$72.9	$78.9
Provision	25.5	20.5
Claims paid	(24.6)	(26.9)
Balance at end of period	$73.8	$72.5

Note 8.     Debt
The following table summarizes our outstanding debt:

(in millions)	November 29, 2025	August 30, 2025
ABL Credit Facility	$—	$—
Senior Secured Notes	200.0	200.0
2030 Convertible Notes	350.0	350.0
Total debt, gross	550.0	550.0
Unamortized debt issuance cost, net	(9.0)	(9.5)
Long-term debt, net	$541.0	$540.5

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

The initial conversion rate of the 2030 Convertible Notes was 11.3724 shares of common stock per $1,000 principal amount of 2030 Convertible Notes, which is equal to an initial conversion price of approximately $87.93 per share. The conversion rate is subject to adjustment upon the occurrence of events specified in the Indenture to the 2030 Convertible Notes but will not be adjusted for accrued and unpaid interest on any 2030 Convertible Note being converted. In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture to the 2030 Convertible Notes) during the make-whole fundamental change conversion period (as defined in the Indenture to the 2030 Convertible Notes), we will, in certain circumstances, increase the conversion rate by the number of additional shares described in the Indenture to the 2030 Convertible Notes for a holder that elects to convert such holder’s 2030 Convertible Notes in connection with such make-whole fundamental change. As of November 29, 2025, there have been no changes to the initial conversion rate.

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

Accounting Treatment of the 2030 Convertible Notes and Related 2030 Hedge Transactions and 2030 Warrant Transactions
The 2030 Convertible Notes are accounted for as a single liability measured at amortized cost. Interest expense, representing the amortization of the $10.2 million of debt issuance costs as well as the contractual interest expense are amortized using an effective interest rate of 3.8% over the term of the 2030 Convertible Notes. We recorded $3.2 million of interest expense during the three months ended November 29, 2025 and November 30, 2024.

The net after-tax cost incurred in connection with the 2030 Call Spread Transactions was $20.6 million. These transactions are classified as equity and are not remeasured each reporting period.

Fair Value and Future Maturities
The fair value of outstanding debt obligations, gross is as follows:

(in millions)	November 29, 2025	August 30, 2025
ABL Credit Facility	$—	$—
Senior Secured Notes	200.6	199.6
2030 Convertible Notes	319.4	313.8
Total debt, gross	$520.0	$513.4

Aggregate contractual maturities of debt in future fiscal years are as follows:

(in millions)	Amount
Remainder of Fiscal 2026	$—
Fiscal 2027	—
Fiscal 2028	200.0
Fiscal 2029	—
Fiscal 2030	350.0
Fiscal 2031	—
Thereafter	—
Total debt, gross	$550.0

We were in compliance with all of our financial debt covenants as of November 29, 2025.

Refer to Note 9 in the Notes to Consolidated Financial Statements included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 30, 2025 for additional information regarding our debt.

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

Our repurchase agreements generally provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 24 months, provide that our liability will be the lesser of remaining principal owed by the dealer to the lending institution, or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our liability cannot exceed 100% of the dealer invoice. In certain instances, we also repurchase inventory from dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of recreational vehicles or boats to repurchase current inventory if a dealership exits the business. The total contingent liability on all repurchase agreements was approximately $1,682.4 million and $1,640.0 million at November 29, 2025 and August 30, 2025, respectively.

Our loss reserve for repurchase commitments contains uncertainties because the calculation requires management to make assumptions and apply judgment regarding a number of factors. Our risk of loss related to these repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period-end reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on these repurchase agreements and our historical loss experience, an associated loss reserve is established, which is included in other current liabilities on the Consolidated Balance Sheets. Our repurchase accrual was $1.9 million and $1.6 million at November 29, 2025 and August 30, 2025, respectively. Repurchase risk is affected by the credit worthiness of our dealer network. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to establish the loss reserve for repurchase commitments.

There was no material activity related to repurchase agreements during the three months ended November 29, 2025 and November 30, 2024.

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

Note 10. Revenue
All operating revenue is generated from contracts with customers. Our primary revenue source is generated through the sale of manufactured towable RV units, motorhome RV units and marine units to our independent dealer network (our customers). The following table disaggregates revenue by reportable segment and product category:

	Three Months Ended
(in millions)	November 29, 2025	November 30, 2024
Net Revenues
Towable RV
Fifth Wheel	$145.5	$125.7
Travel Trailer	138.0	119.6
Other(1)	9.9	8.7
Total Towable RV	293.4	254.0
Motorhome RV
Class A	117.6	101.7
Class B	36.6	53.0
Class C and Other(1)	154.3	117.0
Total Motorhome RV	308.5	271.7
Marine	92.5	90.5
Corporate / All Other(2)	8.3	9.4
Consolidated Net Revenues	$702.7	$625.6
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

Concentration of Risk
No single dealer organization accounted for more than 10.0% of net revenue for the three months ended November 29, 2025 or November 30, 2024.

Note 11. Income Taxes
Our effective tax rate was 34.8% and 21.9% for the three months ended November 29, 2025 and November 30, 2024, respectively. The change in our effective tax rate for the three months ended November 29, 2025 compared to the three months ended November 30, 2024 was driven primarily by an excess tax detriment from stock-based compensation in the current year and the change from a pre-tax loss in the prior year to a pre-tax income in the current year.

As of November 29, 2025, $8.0 million of U.S. federal income taxes receivable was included in prepaid expenses and other current assets on the Consolidated Balance Sheets. Comparatively, as of August 30, 2025, $7.3 million of U.S. federal income taxes receivable was included in prepaid expenses and other current assets on the Consolidated Balance Sheets.

We file a U.S. Federal tax return, as well as returns in various international and state jurisdictions. As of November 29, 2025, our U.S. Federal returns from Fiscal 2022 to present are subject to review by the Internal Revenue Service. With limited exceptions, U.S. state returns from Fiscal 2021 to present continue to be subject to review by state taxing jurisdictions. We believe we have adequately reserved for our exposure to potential additional payments for uncertain tax positions in our liability for unrecognized tax benefits.

Recent Tax Legislation

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which included various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions that became effective in Fiscal 2025 and others implemented through Fiscal 2027.

In Fiscal 2026, the OBBBA could have a more significant impact, particularly related to the reinstatement of 100% bonus depreciation, expensing of previously capitalized and unamortized U.S. research and development costs, and changes to interest deductibility. We will continue to assess the implications of the OBBBA. During the three months ended November 29, 2025, none of the relevant provisions of the OBBBA had a significant impact on our consolidated financial statements.

Note 12. Earnings Per Share
Basic and diluted earnings per share are calculated as follows:

	Three Months Ended
(in millions, except per share data)	November 29, 2025	November 30, 2024
Earnings per share - basic
Net income (loss)	$5.5	$(5.2)
Weighted average common shares outstanding	28.2	28.6
Basic earnings per common share(1)	$0.19	$(0.18)

Earnings per share - diluted
Net income (loss)	$5.5	$(5.2)

Weighted average common shares outstanding	28.2	28.6
Dilutive impact of stock compensation awards	0.1	—
Weighted average common shares outstanding, assuming dilution	28.3	28.6

Anti-dilutive securities excluded from weighted average common shares outstanding, assuming dilution	0.6	0.2

Diluted earnings (loss) per common share(1)	$0.19	$(0.18)
(1)    Earnings per share amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided.

The dilutive effect of stock compensation awards, if any, was determined using the treasury stock method while the dilutive impact of the 2030 Convertible Notes was determined using the if-converted method. Under the treasury stock method, shares associated with certain anti-dilutive securities have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding or anti-dilution. Under the if-converted method, the 2030 Convertible Notes are assumed to be converted into common stock at the beginning of the reporting period. However, since we are required to settle the principal amount in cash and any conversion premium in excess of the principal amount in cash, shares of common stock, or a combination of cash and shares of common stock, at our election, the 2030 Convertible Notes only have an impact on diluted earnings per share when the average share price of our common stock exceeds the conversion price.

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

Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended August 30, 2025 (including the information presented therein under Risk Factors), as well as our reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited. All amounts are in millions, except share and per share data, unless otherwise noted.

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

Results of Operations - Three Months Ended November 29, 2025 Compared to Three Months Ended November 30, 2024

Consolidated Performance Summary
The following is an analysis of changes in key items included in the Consolidated Statements of Income for the three months ended November 29, 2025 compared to the three months ended November 30, 2024:

	Three Months Ended
($ in millions, except per share data)	November 29, 2025	% of Revenues(1)	November 30, 2024	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$702.7	100.0%	$625.6	100.0%	$77.1	12.3%
Cost of goods sold	613.7	87.3%	548.8	87.7%	64.9	11.8%
Gross profit	89.0	12.7%	76.8	12.3%	12.2	15.9%
Selling, general, and administrative expenses	69.8	9.9%	72.1	11.5%	(2.3)	(3.2)%
Amortization	5.4	0.8%	5.6	0.9%	(0.2)	(3.6)%
Total operating expenses	75.2	10.7%	77.7	12.4%	(2.5)	(3.2)%
Operating income (loss)	13.8	2.0%	(0.9)	(0.1)%	14.7	NM
Interest expense, net	5.5	0.9%	5.8	0.9%	(0.3)	(5.6)%
Non-operating income	(0.1)	(0.1)%	—	—%	(0.1)	NM
Income (loss) before income taxes	8.4	1.2%	(6.7)	(1.1)%	15.0	NM
Income tax provision (benefit)	2.9	0.4%	(1.5)	(0.2)%	4.4	NM
Net income (loss)	$5.5	0.8%	$(5.2)	(0.8)%	$10.7	NM

Diluted earnings (loss) per share	$0.19		$(0.18)		$0.37	NM
Diluted weighted average shares outstanding	28.3		28.6		(0.3)	(1.0)%
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided. In addition, percentages may not add in total due to rounding.
NM:    Not meaningful.

Net revenues increased primarily due to higher unit volume and targeted price increases.

Gross profit as a percentage of revenue increased primarily due to volume leverage, partially offset by higher warranty expense.

Operating expenses decreased primarily due to cost reduction initiatives, partially offset by costs to support the growth of the Grand Design motorhome business.

The change in our effective tax rate is primarily attributable to an excess tax detriment from stock-based compensation in the current year and the change from a pre-tax loss in the prior year to a pre-tax income in the current year.

Reportable Segment Performance Summary
Towable RV
The following is an analysis of key changes in our Towable RV segment for the three months ended November 29, 2025 compared to the three months ended November 30, 2024:

	Three Months Ended
(in millions, except ASP and units)	November 29, 2025	% of Revenues(1)	November 30, 2024	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$293.4		$254.0		$39.4	15.5%
Operating income	11.1	3.8%	8.9	3.5%	2.2	24.8%

Average Selling Price ("ASP")(2)	$39,384		$38,145		$1,239	3.2%

	Three Months Ended
Unit deliveries	November 29, 2025	Product Mix(3)	November 30, 2024	Product Mix(3)	Unit Change	% Change
Travel trailer	5,159	69.5%	4,637	70.1%	522	11.3%
Fifth wheel	2,262	30.5%	1,979	29.9%	283	14.3%
Total Towable RV	7,421	100.0%	6,616	100.0%	805	12.2%

Dealer Inventory(4)	November 29, 2025		November 30, 2024		Unit Change	% Change
Units	17,407		15,211		2,196	14.4%
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided.
(2)    ASP excludes off-invoice dealer incentives.
(3)    Percentages may not add due to rounding differences.
(4)    Data is based on the latest information available from our dealer partners and is subject to timing of reporting and other limitations.

Net revenues increased primarily due to higher unit volume and targeted price increases, partially offset by a shift in product mix toward lower price point models.

Operating income margin increased primarily due to volume leverage, partially offset by higher warranty expense.

Motorhome RV
The following is an analysis of key changes in our Motorhome RV segment for the three months ended November 29, 2025 compared to the three months ended November 30, 2024:

	Three Months Ended
(in millions, except ASP and units)	November 29, 2025	% of Revenues(1)	November 30, 2024	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$308.5		$271.7		$36.8	13.5%
Operating income (loss)	8.2	2.7%	(3.2)	(1.2)%	11.5	NM

ASP(2)	$236,612		$197,250		$39,362	20.0%

	Three Months Ended
Unit deliveries	November 29, 2025	Product Mix(3)	November 30, 2024	Product Mix(3)	Unit Change	% Change
Class A	280	21.5%	242	17.0%	38	15.7%
Class B	257	19.7%	469	33.0%	(212)	(45.2)%
Class C	767	58.8%	711	50.0%	56	7.9%
Total Motorhome RV	1,304	100.0%	1,422	100.0%	(118)	(8.3)%

Dealer Inventory(4)	November 29, 2025		November 30, 2024		Unit Change	% Change
Units	3,223		3,994		(771)	(19.3)%
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided.
(2)    ASP excludes off-invoice dealer incentives.
(3)    Percentages may not add due to rounding differences.
(4)    Data is based on the latest information available from our dealer partners and is subject to timing of reporting and other limitations.
NM: Not meaningful.

Net revenues increased primarily due to favorable product mix and targeted price increases, partially offset by lower unit volume.

Operating income margin increased primarily due to targeted price increases, lower discounts and allowances, and lower warranty expense.

Marine
The following is an analysis of key changes in our Marine segment for the three months ended November 29, 2025 compared to the three months ended November 30, 2024:

	Three Months Ended
(in millions, except ASP and units)	November 29, 2025	% of Revenues(1)	November 30, 2024	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$92.5		$90.5		$2.0	2.2%
Operating income	6.1	6.6%	6.2	6.8%	(0.1)	(0.6)%

ASP(2)	$84,243		$79,059		$5,184	6.6%

	Three Months Ended
Unit deliveries	November 29, 2025		November 30, 2024		Unit Change	% Change
Boats	1,135		1,171		(36)	(3.1)%

Dealer Inventory(3,4)	November 29, 2025		November 30, 2024		Unit Change	% Change
Units	3,142		3,143		(1)	NM
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
NM: Not meaningful.

Net revenues increased primarily due to targeted price increases, partially offset by lower unit volume.

Operating income margin decreased primarily due to volume deleverage.

Analysis of Financial Condition, Liquidity, and Capital Resources
Cash Flows
The following table summarizes our cash flows from operations:

	Three Months Ended
(in millions)	November 29, 2025	November 30, 2024
Total cash provided by (used in):
Operating activities	$25.4	$(16.7)
Investing activities	(5.5)	(8.0)
Financing activities	(12.2)	(43.7)
Net increase (decrease) in cash and cash equivalents	$7.7	$(68.4)

Operating Activities
During the three months ended November 29, 2025, net cash provided by operating activities was $25.4 million compared to net cash used in operating activities of $16.7 million during the same period last year. The change in operating cash flow is primarily driven by favorable changes in net working capital and higher profitability adjusted for non-cash items.

Investing Activities
Cash used in investing activities decreased primarily due to lower capital expenditures compared to the prior year partially offset by proceeds from asset sales in the prior year.

Financing Activities
Cash used in financing activities decreased primarily due to higher share repurchases in the prior year compared to minimal share repurchase activity in the current year.

Debt and Capital
We maintain a $350.0 million asset-based revolving credit facility ("ABL Credit Facility") with a maturity date of July 15, 2027, subject to certain factors which may accelerate the maturity date. As of November 29, 2025, we had no borrowings against the ABL Credit Facility.

As of November 29, 2025, we had $181.7 million in cash and cash equivalents and $350.0 million in unused ABL Credit Facility. Our cash and cash equivalent balances consist of high quality, short-term money market instruments.

On January 23, 2024, we issued $350.0 million in aggregate principal amount of 3.25% unsecured convertible senior notes due 2030 (the "2030 Convertible Notes").

On July 8, 2020, we closed our private offering (the “Senior Secured Notes Offering”) of $300.0 million aggregate principal amount of 6.25% Senior Secured Notes due 2028 (the “Senior Secured Notes”). On February 3, 2025, we executed a tender offer to purchase for cash up to $75.0 million aggregate principal amount of the Senior Secured Notes (the "Tender Offer"). On February 18, 2025, we amended the Tender Offer by increasing the maximum aggregate principal amount of Notes to $100.0 million. On February 20, 2025, $100.0 million aggregate principal amount of the Senior Secured Notes were validly tendered and accepted.

As of November 29, 2025, we have no debt maturing in the next twelve months that is classified as current on our Consolidated Balance Sheets.

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

Working Capital
Working capital at November 29, 2025 and August 30, 2025 was $488.1 million and $465.1 million, respectively. We currently expect cash on hand, funds generated from operations, and the borrowing available under our ABL Credit Facility to be sufficient to cover both short-term and long-term operating requirements.

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

On August 17, 2022, our Board of Directors authorized a new share repurchase program in the amount of $350.0 million with no time restriction on the authorization, which took effect immediately and replaced the prior program. In the three months ended November 29, 2025, no shares were repurchased under this authorization. Approximately 55,000 shares at a cost of $1.7 million were repurchased to satisfy tax obligations on employee equity awards vested. We continually evaluate if share repurchases reflect a prudent use of our capital and, subject to compliance with our ABL Credit Facility and Senior Secured Notes, we may purchase shares in the future. As of November 29, 2025, we have $180.0 million remaining on our Board approved repurchase authorization.

On December 17, 2025, our Board of Directors approved a quarterly cash dividend of $0.35 per share payable on January 28, 2026, to common stockholders of record at the close of business on January 14, 2026.

Contractual Obligations and Commercial Commitments
There have been no material changes in our contractual obligations since the end of Fiscal 2025. See our Annual Report on Form 10-K for the fiscal year ended August 30, 2025 for additional information regarding our contractual obligations and commercial commitments.

Critical Accounting Estimates
We describe our critical accounting policies in Note 1 in the Notes to Consolidated Financial Statements included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 30, 2025. We discuss our critical accounting estimates in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 30, 2025. There have been no material changes to our critical accounting policies or critical accounting estimates since the end of Fiscal 2025.

Recently Issued Accounting Pronouncements
For a summary of new applicable accounting pronouncements, see Note 1 in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Safe Harbor Statement Under the Private Securities Litigation Reform Act
Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as "anticipate," "assume," "believe," "estimate," "expect," "guidance," "intend," "outlook," "plan," "project," and other words and terms of similar meaning. Such statements reflect our current views and estimates with respect to future market conditions, company performance and financial results, operational investments, business prospects, new strategies, the competitive environment, and other events. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the potential results discussed in such forward-looking statements. Readers should review Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended August 30, 2025, and Item 1A of Part II of this Quarterly Report on Form 10-Q, for a description of important factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. Among the factors that could cause actual results and outcomes to differ materially from those contained in such forward-looking statements are the following:
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

Interest rate risk
The ABL Credit Facility, which is our only floating rate debt instrument, remains undrawn as of November 29, 2025.

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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the first quarter of Fiscal 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
For a description of our legal proceedings, see Note 9 in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended August 30, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Stock Repurchases
Purchases of our common stock during each fiscal month of the first quarter of Fiscal 2026 are as follows:

Period	Total Number of Shares Purchased(1,2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1,2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
8/31/25 - 10/4/25	—	$—	—	$180.0
10/5/25 - 11/1/25	55,215	29.95	—	180.0
11/2/25 - 11/29/25	47	33.55	—	180.0
Total	55,262	$29.95	—	$180.0
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

Item 5. Other Information
During the quarter ended November 29, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
10.1
Winnebago Industries, Inc. Amended and Restated 2019 Omnibus Incentive Plan (incorporated by reference from Appendix A to the Registrant's Proxy Statement on Definitive 14A filed on November 4, 2025).*

10.2
Winnebago Industries, Inc. Employee Stock Purchase Plan as Amended on May 17, 2023 (incorporated by reference from Appendix B to the Registrant's Proxy Statement on Definitive 14A filed on November 4, 2025).*

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

WINNEBAGO INDUSTRIES, INC.

Date:	December 19, 2025	By:	/s/ Michael J. Happe
Michael J. Happe
Chief Executive Officer, President
(Principal Executive Officer)

Date:	December 19, 2025	By:	/s/ Bryan L. Hughes
Bryan L. Hughes
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer)