Form 10-Q
period 2026-02-28
WINNEBAGO INDUSTRIES INC
filed 2026-03-25
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2026

or

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

As of March 18, 2026, there were 28,265,787 shares of common stock, par value $0.50 per share, outstanding.

Winnebago Industries, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended February 28, 2026

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Winnebago Industries, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
(in millions, except per share data)	February 28, 2026	March 1, 2025	February 28, 2026	March 1, 2025
Net revenues	$657.4	$620.2	$1,360.1	$1,245.8
Cost of goods sold	571.8	537.1	1,185.5	1,085.9
Gross profit	85.6	83.1	174.6	159.9
Selling, general, and administrative expenses	68.4	69.7	138.2	141.8
Amortization	5.4	5.6	10.8	11.2
Total operating expenses	73.8	75.3	149.0	153.0
Operating income	11.8	7.8	25.6	6.9
Interest expense, net	5.8	6.8	11.3	12.6
Loss on note repurchase	0.8	2.0	0.8	2.0
Non-operating income	(0.2)	(0.6)	(0.3)	(0.6)
Income (loss) before income taxes	5.4	(0.4)	13.8	(7.1)
Income tax provision (benefit)	0.6	—	3.5	(1.5)
Net income (loss)	$4.8	$(0.4)	$10.3	$(5.6)

Earnings (loss) per common share:
Basic	$0.17	$(0.02)	$0.37	$(0.20)
Diluted	$0.17	$(0.02)	$0.36	$(0.20)

Weighted average common shares outstanding:
Basic	28.2	28.1	28.2	28.4
Diluted	28.5	28.1	28.4	28.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Balance Sheets

(in millions, except per share data)	February 28, 2026	August 30, 2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$47.4	$174.0
Receivables, less allowance for credit losses ($0.5 and $0.5, respectively)	223.0	192.0
Inventories, net	407.6	396.4
Prepaid expenses and other current assets	36.8	29.8
Total current assets	714.8	792.2
Property, plant, and equipment, net	321.9	333.0
Goodwill	484.2	484.2
Other intangible assets, net	446.1	456.9
Investment in life insurance	27.8	27.1
Operating lease assets	38.8	41.6
Other long-term assets	17.9	19.4
Total assets	$2,051.5	$2,154.4

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$136.6	$129.3
Accrued expenses:
Accrued compensation	39.6	41.1
Product warranties	72.7	72.9
Self-insurance	14.8	16.2
Promotional	20.8	31.0
Accrued interest and dividends	2.7	13.4
Other current liabilities	24.1	23.2
Total current liabilities	311.3	327.1
Non-current liabilities
Long-term debt, net	442.3	540.5
Deferred income tax liabilities, net	11.3	5.9
Unrecognized tax benefits	5.0	4.8
Long-term operating lease liabilities	35.9	39.3
Deferred compensation benefits, net of current portion	4.7	5.1
Other long-term liabilities	5.9	7.0
Total liabilities	816.4	929.7
Contingent liabilities and commitments (Note 9)
Shareholders' equity:
Preferred stock, par value $0.01: 10.0 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.50: 120.0 shares authorized; 51.8 shares issued	25.9	25.9
Additional paid-in capital	208.4	203.3
Retained earnings	1,710.2	1,710.0
Accumulated other comprehensive loss	(0.4)	(0.4)
Treasury stock, at cost: 23.6 and 23.8 shares, respectively	(709.0)	(714.1)
Total shareholders' equity	1,235.1	1,224.7
Total liabilities and shareholders' equity	$2,051.5	$2,154.4
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(in millions)	February 28, 2026	March 1, 2025
Operating activities
Net income (loss)	$10.3	$(5.6)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	19.4	19.1
Amortization	10.8	11.2
Amortization of debt issuance costs	1.3	1.6
Last in, first-out ("LIFO") expense	(0.9)	(0.4)
Stock-based compensation	10.6	10.8
Deferred income taxes	5.4	(0.3)
Loss on note repurchase	0.8	2.0
Restructuring and related costs	1.6	—
Other, net	(1.7)	(0.7)
Change in operating assets and liabilities, net of assets and liabilities acquired
Receivables, net	(31.0)	(18.1)
Inventories, net	(10.2)	(21.0)
Prepaid expenses and other assets	0.2	5.1
Accounts payable	6.9	(1.3)
Income taxes and unrecognized tax benefits	(3.1)	(1.7)
Accrued expenses and other liabilities	(19.8)	(27.9)
Net cash provided by (used in) operating activities	0.6	(27.2)

Investing activities
Purchases of property, plant, and equipment	(9.9)	(18.4)
Proceeds from sale of property, plant, and equipment	4.0	2.1
Other, net	0.1	1.1
Net cash used in investing activities	(5.8)	(15.2)

Financing activities
Borrowings on long-term debt	3.0	—
Repayments on long-term debt	(103.0)	(100.5)
Payments of cash dividends	(20.1)	(19.8)
Payments for repurchases of common stock	(1.7)	(53.6)
Other, net	0.4	0.9
Net cash used in financing activities	(121.4)	(173.0)

Net decrease in cash and cash equivalents	(126.6)	(215.4)
Cash and cash equivalents at beginning of period	174.0	330.9
Cash and cash equivalents at end of period	$47.4	$115.5

Supplemental Disclosures
Income taxes paid, net	$1.4	$1.6
Interest paid	13.0	16.6

Non-cash investing and financing activities
Capital expenditures in accounts payable	$0.7	$5.1
Increase in lease assets in exchange for lease liabilities:
Operating leases	0.9	2.3
Finance leases	—	0.2
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Three Months Ended February 28, 2026
(in millions)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balances at November 29, 2025	51.8	$25.9	$202.9	$1,715.5	$(0.4)	(23.7)	$(710.3)	$1,233.6
Stock-based compensation	—	—	5.6	—	—	—	0.1	5.7
Issuance of stock for employee benefit and stock-based awards, net	—	—	(0.1)	—	—	—	1.2	1.1
Repurchase of common stock	—	—	—	—	—	0.1	—	—
Common stock dividends; $0.35 per share	—	—	—	(10.1)	—	—	—	(10.1)
Net income	—	—	—	4.8	—	—	—	4.8
Balances at February 28, 2026	51.8	$25.9	$208.4	$1,710.2	$(0.4)	(23.6)	$(709.0)	$1,235.1

	Three Months Ended March 1, 2025
(in millions)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balances at November 30, 2024	51.8	$25.9	$194.3	$1,718.1	$(0.4)	(23.4)	$(697.7)	$1,240.2
Stock-based compensation	—	—	5.2	—	—	—	0.1	5.3
Issuance of stock for employee benefit and stock-based awards, net	—	—	(0.3)	—	—	—	1.4	1.1
Repurchase of common stock	—	—	(0.2)	—	—	(0.5)	(20.0)	(20.2)
Common stock dividends; $0.34 per share	—	—	—	(9.7)	—	—	—	(9.7)
Net loss	—	—	—	(0.4)	—	—	—	(0.4)
Balances at March 1, 2025	51.8	$25.9	$199.0	$1,708.0	$(0.4)	(23.9)	$(716.2)	$1,216.3

	Six Months Ended February 28, 2026
(in millions, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balances at August 30, 2025	51.8	$25.9	$203.3	$1,710.0	$(0.4)	(23.8)	$(714.1)	$1,224.7
Stock-based compensation	—	—	10.5	—	—	—	0.1	10.6
Issuance of stock for employee benefit and stock-based awards, net	—	—	(5.4)	—	—	0.2	6.7	1.3
Repurchase of common stock	—	—	—	—	—	—	(1.7)	(1.7)
Common stock dividends; $0.35 per share	—	—	—	(10.1)	—	—	—	(10.1)
Net income	—	—	—	10.3	—	—	—	10.3
Balances at February 28, 2026	51.8	$25.9	$208.4	$1,710.2	$(0.4)	(23.6)	$(709.0)	$1,235.1

	Six Months Ended March 1, 2025
(in millions, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balances at August 31, 2024	51.8	$25.9	$194.2	$1,723.3	$(0.4)	(23.0)	$(669.7)	$1,273.3
Stock-based compensation	—	—	10.7	—	—	—	0.1	10.8
Issuance of stock for employee benefit and stock-based awards, net	—	—	(5.4)	—	—	0.2	7.0	1.6
Repurchase of common stock	—	—	(0.5)	—	—	(1.1)	(53.6)	(54.1)
Common stock dividends; $0.34 per share	—	—	—	(9.7)	—	—	—	(9.7)
Net loss	—	—	—	(5.6)	—	—	—	(5.6)
Balances at March 1, 2025	51.8	$25.9	$199.0	$1,708.0	$(0.4)	(23.9)	$(716.2)	$1,216.3

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

Comprehensive Income
Comprehensive income represents the change in shareholders’ equity from transactions and other events and circumstances from sources other than shareholders. As of February 28, 2026 and March 1, 2025, the difference between comprehensive income and net income was not material.

Subsequent Events
In preparing the accompanying unaudited consolidated financial statements, we have evaluated subsequent events for potential recognition and disclosure through the date of this filing, noting no material subsequent events.

Recently Issued Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes all references to software development project stages and requires entities to start capitalizing software costs when both of the following occur: (i) management has authorized and committed to funding the software project; and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The new guidance is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual periods. We are currently evaluating the impact of the standard on our consolidated financial statements and related disclosures. We will adopt the standard in our Quarterly Report on Form 10-Q in the first quarter of our fiscal year beginning August 27, 2028 and filings thereafter.

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

Net sales and significant expense categories included in operating income by reportable segment as well as a reconciliation to consolidated income before income taxes are as follows:

	Three Months Ended February 28, 2026
(in millions)	Towable RV	Motorhome RV	Marine	Segment Total	Corporate / all other	Consolidated
Net revenues(1)	$262.4	$304.7	$79.2	$646.3	$11.1	$657.4
Cost of goods sold	$227.8	$268.7	$68.1	$564.6
Selling, general, and administrative expenses(2)	$23.5	$28.5	$8.2	$60.2
Operating income (loss)	$11.1	$7.5	$2.9	$21.5	$(9.7)	$11.8
Reconciliation to income before income taxes:
Interest expense, net						5.8
Loss on note repurchase						0.8
Non-operating income						(0.2)
Income before income taxes						$5.4
(1) See Note 10 in the Notes to Consolidated Financial Statements for more information on segment revenues.
(2) Includes compensation for non-production employees, selling and marketing expenses, depreciation and amortization on non-production assets, professional services, and other miscellaneous expenses.
	Three Months Ended March 1, 2025
(in millions)	Towable RV	Motorhome RV	Marine	Segment Total	Corporate / all other	Consolidated
Net revenues(1)	$288.2	$235.6	$81.7	$605.5	$14.7	$620.2
Cost of goods sold	$249.5	$210.1	$67.6	$527.2
Selling, general, and administrative expenses(2)	$26.0	$26.1	$8.7	$60.8
Operating income (loss)	$12.7	$(0.6)	$5.4	$17.5	$(9.7)	$7.8
Reconciliation to income before income taxes:
Interest expense, net						6.8
Loss on note repurchase						2.0
Non-operating income						(0.6)
Loss before income taxes						$(0.4)
(1) See Note 10 in the Notes to Consolidated Financial Statements for more information on segment revenues.
(2) Includes compensation for non-production employees, selling and marketing expenses, depreciation and amortization on non-production assets, professional services, and other miscellaneous expenses.

	Six Months Ended February 28, 2026
(in millions)	Towable RV	Motorhome RV	Marine	Segment Total	Corporate / all other	Consolidated
Net revenues(1)	$555.8	$613.2	$171.7	$1,340.7	$19.4	$1,360.1
Cost of goods sold	$485.4	$541.7	$145.9	$1,173.0
Selling, general, and administrative expenses(2)	$48.2	$55.8	$16.8	$120.8
Operating income (loss)	$22.2	$15.7	$9.0	$46.9	$(21.3)	$25.6
Reconciliation to income before income taxes:
Interest expense, net						11.3
Loss on note repurchase						0.8
Non-operating income						(0.3)
Income before income taxes						$13.8
(1) See Note 10 in the Notes to Consolidated Financial Statements for more information on segment revenues.
(2) Includes compensation for non-production employees, selling and marketing expenses, depreciation and amortization on non-production assets, professional services, and other miscellaneous expenses.
	Six Months Ended March 1, 2025
(in millions)	Towable RV	Motorhome RV	Marine	Segment Total	Corporate / all other	Consolidated
Net revenues(1)	$542.2	$507.3	$172.2	$1,221.7	$24.1	$1,245.8
Cost of goods sold	$468.3	$457.7	$142.7	$1,068.7
Selling, general, and administrative expenses(2)	$52.3	$53.4	$17.9	$123.6
Operating income (loss)	$21.6	$(3.8)	$11.6	$29.4	$(22.5)	$6.9
Reconciliation to income before income taxes:
Interest expense, net						12.6
Loss on note repurchase						2.0
Non-operating income						(0.6)
Loss before income taxes						$(7.1)
(1) See Note 10 in the Notes to Consolidated Financial Statements for more information on segment revenues.
(2) Includes compensation for non-production employees, selling and marketing expenses, depreciation and amortization on non-production assets, professional services, and other miscellaneous expenses.

Other financial information by reportable segment and corporate/all other is as follows:

	Three Months Ended February 28, 2026
(in millions)	Towable RV	Motorhome RV	Marine	Segment Total	Corporate / All Other	Consolidated
Capital expenditures	1.1	1.9	0.8	$3.8	0.5	4.3
Depreciation and amortization	$4.2	$6.1	$2.3	$12.6	$2.4	$15.0
	Three Months Ended March 1, 2025
(in millions)	Towable RV	Motorhome RV	Marine	Segment Total	Corporate / All Other	Consolidated
Capital expenditures	1.1	6.4	0.7	8.2	0.2	8.4
Depreciation and amortization	$4.3	$5.8	$2.3	$12.4	$2.6	$15.0
	Six Months Ended February 28, 2026
(in millions)	Towable RV	Motorhome RV	Marine	Segment Total	Corporate / All Other	Consolidated
Capital expenditures	3.2	4.2	1.6	9.0	0.9	9.9
Depreciation and amortization	$8.7	$12.3	$4.6	$25.6	$4.6	$30.2
	Six Months Ended March 1, 2025
(in millions)	Towable RV	Motorhome RV	Marine	Segment Total	Corporate / All Other	Consolidated
Capital expenditures	2.0	13.9	2.0	17.9	0.5	18.4
Depreciation and amortization	$9.0	$11.7	$4.5	$25.2	$5.1	$30.3

(in millions)	February 28, 2026	August 30, 2025
Assets
Towable RV	$732.7	$697.0
Motorhome RV	787.9	795.7
Marine	365.5	369.7
Segment Total	1,886.1	1,862.4
Corporate / All Other	165.4	292.0
Consolidated	$2,051.5	$2,154.4

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

	Fair Value at	Fair Value Hierarchy
(in millions)	February 28, 2026	Level 1	Level 2	Level 3
Assets that fund deferred compensation
Domestic equity funds	$1.8	$1.8	$—	$—
International equity funds	0.1	0.1	—	—
Total assets at fair value	$1.9	$1.9	$—	$—

	Fair Value at	Fair Value Hierarchy
(in millions)	August 30, 2025	Level 1	Level 2	Level 3
Assets that fund deferred compensation
Domestic equity funds	$2.1	$2.1	$—	$—
International equity funds	0.1	0.1	—	—
Total assets at fair value	$2.2	$2.2	$—	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain non-financial assets are measured at fair value on a nonrecurring basis. These assets primarily include goodwill, intangible assets, property, plant and equipment, and right-of-use lease assets. These assets were originally recognized at amounts equal to the fair value determined at date of acquisition or purchase. If certain triggering events occur, or if an annual impairment test is required, we will evaluate the non-financial asset for impairment. If an impairment has occurred, the asset will be written down to its current estimated fair value. No impairments were recorded for non-financial assets in the six months ended February 28, 2026 or March 1, 2025.

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

Note 4.    Inventories
Inventories consist of the following:

(in millions)	February 28, 2026	August 30, 2025
Finished goods	$50.4	$46.8
Work-in-process	146.8	121.2
Raw materials	263.4	282.3
Total	460.6	450.3
Less: Excess of First-in, first-out ("FIFO") over LIFO cost	53.0	53.9
Inventories, net	$407.6	$396.4

Inventory valuation methods consist of the following:

(in millions)	February 28, 2026	August 30, 2025
LIFO basis	$161.7	$175.9
FIFO basis	298.9	274.4
Total	$460.6	$450.3

The above value of inventories, before reduction for the LIFO reserve, approximates replacement cost at the respective dates.

Note 5.    Property, Plant, and Equipment
Property, plant, and equipment is stated at cost, net of accumulated depreciation, and consists of the following:

(in millions)	February 28, 2026	August 30, 2025
Land	$14.5	$14.6
Buildings and building improvements	277.5	279.3
Machinery and equipment	184.6	180.7
Software	76.9	78.3
Transportation	7.3	7.4
Construction in progress	30.9	29.3
Property, plant, and equipment, gross	591.7	589.6
Less: Accumulated depreciation	269.8	256.6
Property, plant, and equipment, net	$321.9	$333.0

Depreciation expense was $9.6 million and $9.4 million for the three months ended February 28, 2026 and March 1, 2025, respectively; and $19.4 million and $19.1 million for the six months ended February 28, 2026 and March 1, 2025, respectively.

Note 6.    Goodwill and Intangible Assets

The carrying amount of goodwill by reportable segment is as follows:

(in millions)	Towable RV	Motorhome RV	Marine	Corporate / All Other	Total
Balances at February 28, 2026 and August 30, 2025(1)	$244.7	$73.1	$136.1	$30.3	$484.2
(1) There was no activity in the six months ended February 28, 2026.

Other intangible assets, net of accumulated amortization, consist of the following:

	February 28, 2026
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Indefinite-lived trade names	$352.3	$—	$352.3
Finite-lived trade name	4.1	1.7	2.4
Dealer networks/customer relationships	183.6	114.9	68.7
Backlog	43.6	43.6	—
Developed technology	38.3	15.6	22.7
Non-compete agreements	6.6	6.6	—
Other intangible assets	$628.5	$182.4	$446.1

	August 30, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Indefinite-lived trade names	$352.3	$—	$352.3
Finite-lived trade name	4.1	1.4	2.7
Dealer networks/customer relationships	183.6	107.1	76.5
Backlog	43.6	43.6	—
Developed technology	38.3	12.9	25.4
Non-compete agreements	6.6	6.6	—
Other intangible assets	$628.5	$171.6	$456.9

The weighted average remaining amortization period for finite-lived intangible assets as of February 28, 2026 was approximately five years.

Estimated future amortization expense related to finite-lived intangible assets is as follows:

(in millions)	Amortization
Remainder of Fiscal 2026	$10.8
Fiscal 2027	21.7
Fiscal 2028	21.4
Fiscal 2029	15.5
Fiscal 2030	12.3
Fiscal 2031	7.8
Thereafter	4.3
Total amortization expense remaining	$93.8

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

Changes in the product warranty liability are as follows:

	Three Months Ended		Six Months Ended
(in millions)	February 28, 2026	March 1, 2025	February 28, 2026	March 1, 2025
Balance at beginning of period	$73.8	$72.5	$72.9	$78.9
Provision	22.9	19.8	48.4	40.3
Claims paid	(24.0)	(25.6)	(48.6)	(52.5)
Balance at end of period	$72.7	$66.7	$72.7	$66.7

Note 8.     Debt
The following table summarizes our outstanding debt:

(in millions)	February 28, 2026	August 30, 2025
ABL Credit Facility	$—	$—
Senior Secured Notes	100.0	200.0
2030 Convertible Notes	350.0	350.0
Total debt, gross	450.0	550.0
Unamortized debt issuance cost, net	(7.7)	(9.5)
Long-term debt, net	$442.3	$540.5

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

On February 3, 2025, we commenced a tender offer to purchase for cash up to $75.0 million aggregate principal amount of the Senior Secured Notes (the "Tender Offer"). On February 18, 2025, we amended the Tender Offer by increasing the maximum aggregate principal amount of Senior Secured Notes to $100.0 million. On February 20, 2025, $100.0 million aggregate principal amount of the Senior Secured Notes were validly tendered and accepted. In connection with the Senior Secured Notes Tender Offer, we recorded a loss on note repurchase of $2.0 million in the accompanying Consolidated Statements of Income. In addition, accrued interest of $0.6 million was paid in connection with the Tender Offer.

On February 20, 2026, we redeemed $100.0 million of the outstanding Senior Secured Notes at a redemption price of 100% of the principal amount, plus accrued and unpaid interest to, but not including, the redemption date, which brought the remaining principal amount outstanding to $100.0 million. In connection with the redemption of the Senior Secured Notes, we recorded a loss on note repurchase of $0.8 million in the accompanying Consolidated Statements of Income. In addition, accrued interest of $0.6 million was paid in connection with the redemption of the Senior Secured Notes.

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

The initial conversion rate of the 2030 Convertible Notes was 11.3724 shares of common stock per $1,000 principal amount of 2030 Convertible Notes, which is equal to an initial conversion price of approximately $87.93 per share. The conversion rate is subject to adjustment upon the occurrence of events specified in the Indenture to the 2030 Convertible Notes but will not be adjusted for accrued and unpaid interest on any 2030 Convertible Note being converted. In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture to the 2030 Convertible Notes) during the make-whole fundamental change conversion period (as defined in the Indenture to the 2030 Convertible Notes), we will, in certain circumstances, increase the conversion rate by the number of additional shares described in the Indenture to the 2030 Convertible Notes for a holder that elects to convert such holder’s 2030 Convertible Notes in connection with such make-whole fundamental change. As of February 28, 2026, there have been no changes to the initial conversion rate.

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

Accounting Treatment of the 2030 Convertible Notes and Related 2030 Hedge Transactions and 2030 Warrant Transactions
The 2030 Convertible Notes are accounted for as a single liability measured at amortized cost. Interest expense, representing the amortization of the $10.2 million of debt issuance costs as well as the contractual interest expense are amortized using an effective interest rate of 3.8% over the term of the 2030 Convertible Notes. We recorded $3.2 million and $6.4 million of interest expense during the three and six months ended February 28, 2026. We recorded $3.3 million and $6.5 million of interest expense during the three and six months ended March 1, 2025.

The net after-tax cost incurred in connection with the 2030 Call Spread Transactions was $20.6 million. These transactions are classified as equity and are not remeasured each reporting period.

Fair Value and Future Maturities
The fair value of outstanding debt obligations, gross is as follows:

(in millions)	February 28, 2026	August 30, 2025
ABL Credit Facility	$—	$—
Senior Secured Notes	99.6	199.6
2030 Convertible Notes	334.6	313.8
Total debt, gross	$434.2	$513.4

Aggregate contractual maturities of debt in future fiscal years are as follows:

(in millions)	Amount
Remainder of Fiscal 2026	$—
Fiscal 2027	—
Fiscal 2028	100.0
Fiscal 2029	—
Fiscal 2030	350.0
Fiscal 2031	—
Thereafter	—
Total debt, gross	$450.0

We were in compliance with all of our financial debt covenants as of February 28, 2026.

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

Our repurchase agreements generally provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 24 months, provide that our liability will be the lesser of remaining principal owed by the dealer to the lending institution, or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our liability cannot exceed 100% of the dealer invoice. In certain instances, we also repurchase inventory from dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of recreational vehicles or boats to repurchase current inventory if a dealership exits the business. The total contingent liability on all repurchase agreements was approximately $1,859.3 million and $1,640.0 million at February 28, 2026 and August 30, 2025, respectively.

Our loss reserve for repurchase commitments contains uncertainties because the calculation requires management to make assumptions and apply judgment regarding a number of factors. Our risk of loss related to these repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period-end reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on these repurchase agreements and our historical loss experience, an associated loss reserve is established, which is included in other current liabilities on the Consolidated Balance Sheets. Our repurchase accrual was $1.3 million and $1.6 million at February 28, 2026 and August 30, 2025, respectively. Repurchase risk is affected by the credit worthiness of our dealer network. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to establish the loss reserve for repurchase commitments.

There was no material activity related to repurchase agreements during the six months ended February 28, 2026 and March 1, 2025.

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

Note 10. Revenue
All operating revenue is generated from contracts with customers. Our primary revenue source is generated through the sale of manufactured towable RV units, motorhome RV units and marine units to our independent dealer network (our customers). The following table disaggregates revenue by reportable segment and product category:

	Three Months Ended		Six Months Ended
(in millions)	February 28, 2026	March 1, 2025	February 28, 2026	March 1, 2025
Net Revenues
Towable RV
Fifth Wheel	$116.0	$153.1	$261.5	$278.8
Travel Trailer	139.2	128.5	277.2	248.1
Other(1)	7.2	6.6	17.1	15.3
Total Towable RV	262.4	288.2	555.8	542.2
Motorhome RV
Class A	97.4	104.6	215.0	206.3
Class B	76.3	31.6	112.9	84.6
Class C and Other(1)	131.0	99.4	285.3	216.4
Total Motorhome RV	304.7	235.6	613.2	507.3
Marine	79.2	81.7	171.7	172.2
Corporate / All Other(2)	11.1	14.7	19.4	24.1
Consolidated Net Revenues	$657.4	$620.2	$1,360.1	$1,245.8
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

Concentration of Risk
No single dealer organization accounted for more than 10.0% of net revenue for the six months ended February 28, 2026. One single dealer organization accounted for approximately 10.8% of net revenue for the six months ended March 1, 2025.

Note 11. Income Taxes
Our effective tax rate was 9.9% and 8.1% for the three months ended February 28, 2026 and March 1, 2025, respectively; and 25.1% and 21.0% for the six months ended February 28, 2026 and March 1, 2025, respectively. The change in our effective tax rate for the three months ended February 28, 2026 compared to the three months ended March 1, 2025 was driven primarily by higher pre-tax income, partially offset by the impact of discrete tax benefits in the current year as compared to the prior year. The increase in tax rate for the six months ended February 28, 2026 compared to the six months ended March 1, 2025 was driven primarily by higher pre-tax income in the current year as compared to the prior year.

As of February 28, 2026, $10.9 million of U.S. federal income taxes receivable was included in prepaid expenses and other current assets on the Consolidated Balance Sheets. Comparatively, as of August 30, 2025, $7.3 million of U.S. federal income taxes receivable was included in prepaid expenses and other current assets on the Consolidated Balance Sheets.

The Company files a U.S. Federal tax return, as well as returns in various international and state jurisdictions. As of February 28, 2026, our U.S. Federal returns from Fiscal 2022 to present are subject to review by the Internal Revenue Service. With limited exceptions, U.S. state returns from Fiscal 2021 to present continue to be subject to review by state taxing jurisdictions. We believe we have adequately reserved for our exposure to potential additional payments for uncertain tax positions in our liability for unrecognized tax benefits.

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

In Fiscal 2026, the OBBBA could have a more significant impact, particularly related to the reinstatement of 100% bonus depreciation, expensing of previously capitalized and unamortized U.S. research and development costs, and changes to interest deductibility. We will continue to assess the implications of the OBBBA. During the six months ended February 28, 2026, none of the relevant provisions of the OBBBA had a significant impact on our consolidated financial statements.

Note 12. Earnings Per Share
Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Six Months Ended
(in millions, except per share data)	February 28, 2026	March 1, 2025	February 28, 2026	March 1, 2025
Earnings per share - basic
Net income (loss)	$4.8	$(0.4)	$10.3	$(5.6)
Weighted average common shares outstanding	28.2	28.1	28.2	28.4
Basic earnings (loss) per common share(1)	$0.17	$(0.02)	$0.37	$(0.20)

Earnings per share - diluted
Net income (loss)	$4.8	$(0.4)	$10.3	$(5.6)

Weighted average common shares outstanding	28.2	28.1	28.2	28.4
Dilutive impact of stock compensation awards	0.3	—	0.2	—
Weighted average common shares outstanding, assuming dilution	28.5	28.1	28.4	28.4

Anti-dilutive securities excluded from weighted average common shares outstanding, assuming dilution	0.4	0.5	0.5	0.4

Diluted earnings (loss) per common share(1)	$0.17	$(0.02)	$0.36	$(0.20)
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

Known Trends and Uncertainties
Our business continues to be challenged by macroeconomic conditions impacting retail consumers and our dealers, such as inflation, elevated interest rates, and lower consumer confidence. These factors have contributed to lower consumer spending and reduced short-term demand for large discretionary products such as RVs and marine products. In response, our dealers continue to exercise caution when managing stocking levels. While competitive market pressures have been observed across our portfolio, they have been most acute in our Winnebago motorhome business. As part of our transformation of this business, we have recently taken significant steps to lower field inventory, improve working capital, align our production schedule to market demand, and accelerate stronger product value for our consumers in the future.

We expect that as consumer demand stabilizes, dealers will return to more stable ordering patterns across our portfolio of businesses. We continue to produce and ship in accordance with dealer demand as evidenced and requested by dealer orders. Despite the current economic uncertainty, we believe in the long-term health of consumer demand for RV and marine products.

On February 20, 2026, the United States Supreme Court issued a decision concluding that the International Emergency Economic Powers Act does not authorize the imposition of tariffs. The financial impact of this decision cannot be reasonably estimated at this time. Any potential recoveries of previously paid tariffs will depend on further legal interpretation and administrative procedures. We will continue to monitor developments and will assess the effect of the ruling on future reporting periods as additional information becomes available.

Results of Operations - Three Months Ended February 28, 2026 Compared to Three Months Ended March 1, 2025

Consolidated Performance Summary
The following is an analysis of changes in key items included in the Consolidated Statements of Income for the three months ended February 28, 2026 compared to the three months ended March 1, 2025:

	Three Months Ended
($ in millions, except per share data)	February 28, 2026	% of Revenues(1)	March 1, 2025	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$657.4	100.0%	$620.2	100.0%	$37.2	6.0%
Cost of goods sold	571.8	87.0%	537.1	86.6%	34.7	6.5%
Gross profit	85.6	13.0%	83.1	13.4%	2.4	2.9%
Selling, general, and administrative expenses	68.4	10.4%	69.7	11.2%	(1.4)	(1.9)%
Amortization	5.4	0.8%	5.6	0.9%	(0.2)	(2.8)%
Total operating expenses	73.8	11.2%	75.3	12.1%	(1.5)	(2.0)%
Operating income	11.8	1.8%	7.8	1.3%	4.0	50.7%
Interest expense, net	5.8	0.9%	6.8	1.1%	(1.0)	(14.3)%
Loss on note repurchase	0.8	0.1%	2.0	0.3%	(1.2)	(61.0)%
Non-operating income	(0.2)	—%	(0.6)	(0.1)%	0.3	(63.8)%
Income (loss) before income taxes	5.4	0.8%	(0.4)	(0.1)%	5.8	NM
Income tax provision	0.6	0.1%	—	—%	0.6	NM
Net income (loss)	$4.8	0.7%	$(0.4)	(0.1)%	$5.3	NM

Diluted earnings (loss) per share	$0.17		$(0.02)		$0.20	NM
Diluted weighted average shares outstanding	28.5		28.1		0.4	1.3%
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided. In addition, percentages may not add in total due to rounding.
NM:    Not meaningful.

Net revenues increased primarily due to selective price adjustments and product mix, partially offset by lower unit volume.

Gross profit as a percentage of revenue decreased primarily due to product mix, partially offset by selective price adjustments.

Operating expenses decreased primarily due to cost reduction initiatives.

The loss on note repurchase recorded in the three months ended February 28, 2026 and March 1, 2025 is related to the repurchase of $100.0 million of our Senior Secured Notes in both periods. Refer to Note 8 in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information.

The change in our effective tax rate is primarily attributable to higher pre-tax income, partially offset by the impact of discrete tax benefits in the current year as compared to the prior year.

Reportable Segment Performance Summary
Towable RV
The following is an analysis of key changes in our Towable RV segment for the three months ended February 28, 2026 compared to the three months ended March 1, 2025:

	Three Months Ended
(in millions, except ASP and units)	February 28, 2026	% of Revenues(1)	March 1, 2025	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$262.4		$288.2		$(25.9)	(9.0)%
Operating income	11.1	4.2%	12.7	4.4%	(1.5)	(12.2)%

Average Selling Price ("ASP")(2)	$39,079		$39,559		$(480)	(1.2)%

	Three Months Ended
Unit deliveries	February 28, 2026	Product Mix(3)	March 1, 2025	Product Mix(3)	Unit Change	% Change
Travel trailer	4,917	74.3%	4,828	66.8%	89	1.8%
Fifth wheel	1,698	25.7%	2,397	33.2%	(699)	(29.2)%
Total Towable RV	6,615	100.0%	7,225	100.0%	(610)	(8.4)%
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided.
(2)    ASP excludes off-invoice dealer incentives.
(3)    Percentages may not add due to rounding differences.

Net revenues decreased primarily due to a shift in product mix toward lower price-point models and lower unit volume, partially offset by selective price adjustments.

Operating income margin decreased primarily due to volume deleverage and product mix, largely offset by selective price adjustments and cost containment initiatives.

Motorhome RV
The following is an analysis of key changes in our Motorhome RV segment for the three months ended February 28, 2026 compared to the three months ended March 1, 2025:

	Three Months Ended
(in millions, except ASP and units)	February 28, 2026	% of Revenues(1)	March 1, 2025	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$304.7		$235.6		$69.0	29.3%
Operating income (loss)	7.5	2.4%	(0.6)	(0.3)%	8.0	NM

ASP(2)	$203,517		$209,259		$(5,742)	(2.7)%

	Three Months Ended
Unit deliveries	February 28, 2026	Product Mix(3)	March 1, 2025	Product Mix(3)	Unit Change	% Change
Class A	206	13.6%	278	24.3%	(72)	(25.9)%
Class B	642	42.3%	283	24.7%	359	126.9%
Class C	670	44.1%	583	51.0%	87	14.9%
Total Motorhome RV	1,518	100.0%	1,144	100.0%	374	32.7%
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided.
(2)    ASP excludes off-invoice dealer incentives.
(3)    Percentages may not add due to rounding differences.
NM:    Not meaningful.

Net revenues increased primarily due to higher unit volume driven by new products, partially offset by product mix.

Operating income margin increased primarily due to volume leverage.

Marine
The following is an analysis of key changes in our Marine segment for the three months ended February 28, 2026 compared to the three months ended March 1, 2025:

	Three Months Ended
(in millions, except ASP and units)	February 28, 2026	% of Revenues(1)	March 1, 2025	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$79.2		$81.7		$(2.5)	(3.0)%
Operating income	2.9	3.7%	5.4	6.6%	(2.5)	(46.2)%

ASP(2)	$81,591		$79,123		$2,468	3.1%

	Three Months Ended
Unit deliveries	February 28, 2026		March 1, 2025		Unit Change	% Change
Boats	992		1,046		(54)	(5.2)%
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided.
(2)    ASP excludes off-invoice dealer incentives.
(3)    Due to the nature of the Marine industry, this amount includes a higher proportion of retail sold units than our other segments.

Net revenues decreased primarily due to lower unit volume and product mix, partially offset by selective price adjustments.

Operating income margin decreased primarily due to higher warranty expense and volume deleverage.

Results of Operations - Six Months Ended February 28, 2026 Compared to the Six Months Ended March 1, 2025

Consolidated Performance Summary
The following is an analysis of changes in key items included in the Consolidated Statements of Income for the six months ended February 28, 2026 compared to the six months ended March 1, 2025:

	Six Months Ended
($ in millions, except per share data)	February 28, 2026	% of Revenues(1)	March 1, 2025	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$1,360.1	100.0%	$1,245.8	100.0%	$114.3	9.2%
Cost of goods sold	1,185.5	87.2%	1,085.9	87.2%	99.6	9.2%
Gross profit	174.6	12.8%	159.9	12.8%	14.7	9.2%
Selling, general, and administrative expenses	138.2	10.2%	141.8	11.4%	(3.6)	(2.6)%
Amortization	10.8	0.8%	11.2	0.9%	(0.4)	(3.2)%
Total operating expenses	149.0	11.0%	153.0	12.3%	(4.0)	(2.6)%
Operating income	25.6	1.9%	6.9	0.6%	18.7	269.3%
Interest expense, net	11.3	0.8%	12.6	1.0%	(1.3)	(10.2)%
Loss on note repurchase	0.8	0.1%	2.0	0.2%	(1.2)	(61.0)%
Non-operating income	(0.3)	—%	(0.6)	—%	0.3	(57.1)%
Income (loss) before income taxes	13.8	1.0%	(7.1)	(0.6)%	20.9	NM
Income tax provision (benefit)	3.5	0.3%	(1.5)	(0.1)%	4.9	NM
Net income (loss)	$10.3	0.8%	$(5.6)	(0.5)%	$15.9	NM

Diluted earning (loss) per share	$0.36		$(0.20)		$0.56	NM
Diluted weighted average shares outstanding	28.4		28.4		—	NM
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided. In addition, percentages may not add in total due to rounding.
NM:    Not meaningful.

Net revenues increased primarily due to selective price adjustments, higher unit volume, and product mix.

Gross profit as a percentage of revenue was consistent with prior year as selective price adjustments were offset by higher input costs and slightly higher warranty expense.

Operating expenses decreased primarily due to cost reduction initiatives, partially offset by increased costs to support the growth of the Grand Design Motorhome business.

The loss on note repurchase recorded in the six months ended February 28, 2026 and March 1, 2025 is related to the repurchase of $100.0 million of our Senior Secured Notes in both periods. Refer to Note 8 in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information.

The change in our effective tax rate was driven primarily by higher pre-tax income in the current year as compared to the prior year.

Reportable Segment Performance Summary
Towable RV
The following is an analysis of key changes in our Towable RV segment for the six months ended February 28, 2026 compared to the six months ended March 1, 2025:

	Six Months Ended
(in millions, except ASP and units)	February 28, 2026	% of Revenues(1)	March 1, 2025	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$555.8		$542.2		$13.5	2.5%
Operating income	22.2	4.0%	21.6	4.0%	0.7	3.0%

ASP(2)	$39,240		$38,887		$353	0.9%

	Six Months Ended
Unit deliveries	February 28, 2026	Product Mix(3)	March 1, 2025	Product Mix(3)	Unit Change	% Change
Travel trailer	10,076	71.8%	9,465	68.4%	611	6.5%
Fifth wheel	3,960	28.2%	4,376	31.6%	(416)	(9.5)%
Total Towable RV	14,036	100.0%	13,841	100.0%	195	1.4%

	February 28, 2026		March 1, 2025		$ Change(1)	% Change(1)
Dealer Inventory(4)
Units	19,855		17,406		2,449	14.1%
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided.
(2)    ASP excludes off-invoice dealer incentives.
(3)    Percentages may not add due to rounding differences.
(4)    Data is based on the latest information available from our dealer partners and is subject to timing of reporting and other limitations.

Net revenues increased primarily due to selective price adjustments, partially offset by a shift in product mix toward lower price-point models.

Operating income margin was consistent with prior year as selective price adjustments were largely offset by higher warranty expense.

Motorhome RV
The following is an analysis of key changes in our Motorhome RV segment for the six months ended February 28, 2026 compared to the six months ended March 1, 2025:

	Six Months Ended
(in millions, except ASP and units)	February 28, 2026	% of Revenues(1)	March 1, 2025	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$613.2		$507.3		$105.8	20.9%
Operating income (loss)	15.7	2.6%	(3.8)	(0.8)%	19.5	NM

ASP(2)	$218,810		$202,604		$16,206	8.0%

	Six Months Ended
Unit deliveries	February 28, 2026	Product Mix(3)	March 1, 2025	Product Mix(3)	Unit Change	% Change
Class A	486	17.2%	520	20.3%	(34)	(6.5)%
Class B	899	31.9%	752	29.3%	147	19.5%
Class C	1,437	50.9%	1,294	50.4%	143	11.1%
Total Motorhome RV	2,822	100.0%	2,566	100.0%	256	10.0%

	February 28, 2026		March 1, 2025		$ Change(1)	% Change(1)
Dealer Inventory(4)
Units	3,581		3,784		(203)	(5.4)%
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided.
(2)    ASP excludes off-invoice dealer incentives.
(3)    Percentages may not add due to rounding differences.
(4)    Data is based on the latest information available from our dealer partners and is subject to timing of reporting and other limitations.
NM:    Not meaningful.

Net revenues increased primarily due to higher unit volume, product mix, and selective price adjustments.

Operating income margin increased primarily due to volume leverage.

Marine
The following is an analysis of key changes in our Marine segment for the six months ended February 28, 2026 compared to the six months ended March 1, 2025:

	Six Months Ended
(in millions, except ASP and units)	February 28, 2026	% of Revenues(1)	March 1, 2025	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$171.7		$172.2		$(0.4)	(0.3)%
Operating income	9.0	5.3%	11.6	6.7%	(2.5)	(21.9)%

ASP(2)	$83,006		$79,090		$3,916	5.0%

	Six Months Ended
Unit deliveries	February 28, 2026		March 1, 2025		Unit Change	% Change
Boats	2,127		2,217		(90)	(4.1)%

	February 28, 2026		March 1, 2025		$ Change(1)	% Change(1)
Dealer Inventory(3,4)
Units	3,632		3,610		22	0.6%
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

Net revenues decreased primarily due to lower unit volume and a shift in product mix toward lower price-point models, partially offset by selective price adjustments.

Operating income margin decreased primarily due to higher warranty expense and volume deleverage.

Analysis of Financial Condition, Liquidity, and Capital Resources
Cash Flows
The following table summarizes our cash flows from operations:

	Six Months Ended
(in millions)	February 28, 2026	March 1, 2025
Total cash provided by (used in):
Operating activities	$0.6	$(27.2)
Investing activities	(5.8)	(15.2)
Financing activities	(121.4)	(173.0)
Net decrease in cash and cash equivalents	$(126.6)	$(215.4)

Operating Activities
During the six months ended February 28, 2026, net cash provided by operating activities was $0.6 million compared to net cash used in operating activities of $27.2 million during the same period last year. The change in operating cash flow is primarily driven by higher profitability adjusted for non-cash items and favorable changes in net working capital.

Investing Activities
Cash used in investing activities decreased primarily due to lower capital expenditures compared to the prior year.

Financing Activities
Cash used in financing activities decreased primarily due to minimal share repurchase activity in the current year compared to higher share repurchases in the prior year. During the six months ended February 28, 2026 and March 1, 2025, $100.0 million of debt was repurchased in each period.

Debt and Capital
We maintain a $350.0 million asset-based revolving credit facility ("ABL Credit Facility") with a maturity date of July 15, 2027, subject to certain factors which may accelerate the maturity date. As of February 28, 2026, we had no borrowings against the ABL Credit Facility.

As of February 28, 2026, we had $47.4 million in cash and cash equivalents and $350.0 million in unused ABL Credit Facility. Our cash and cash equivalent balances consist of high quality, short-term money market instruments.

On January 23, 2024, we issued $350.0 million in aggregate principal amount of 3.25% unsecured convertible senior notes due 2030 (the "2030 Convertible Notes").

On July 8, 2020, we closed our private offering (the “Senior Secured Notes Offering”) of $300.0 million aggregate principal amount of 6.25% Senior Secured Notes due 2028 (the “Senior Secured Notes”). On February 3, 2025, we executed a tender offer to purchase for cash up to $75.0 million aggregate principal amount of the Senior Secured Notes (the "Tender Offer"). On February 18, 2025, we amended the Tender Offer by increasing the maximum aggregate principal amount of Senior Secured Notes to $100.0 million. On February 20, 2025, $100.0 million aggregate principal amount of the Senior Secured Notes were validly tendered and accepted. On February 20, 2026, we redeemed $100.0 million of the outstanding Senior Secured Notes at a redemption price of 100% of the principal amount, plus accrued and unpaid interest to, but not including, the redemption date, which brought the remaining principal amount outstanding to $100.0 million.

As of February 28, 2026, we have no debt maturing in the next twelve months that is classified as current on our Consolidated Balance Sheets.

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

Working Capital
Working capital at February 28, 2026 and August 30, 2025 was $403.5 million and $465.1 million, respectively. We currently expect cash on hand, funds generated from operations, and the borrowing available under our ABL Credit Facility to be sufficient to cover both short-term and long-term operating requirements.

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

On August 17, 2022, our Board of Directors authorized a new share repurchase program in the amount of $350.0 million with no time restriction on the authorization, which took effect immediately and replaced the prior program. In the six months ended February 28, 2026, no shares were repurchased under this authorization. Approximately 55,000 shares at a cost of $1.7 million were repurchased to satisfy tax obligations on employee equity awards vested. We continually evaluate if share repurchases reflect a prudent use of our capital and, subject to compliance with our ABL Credit Facility and Senior Secured Notes, we may purchase shares in the future. As of February 28, 2026, we have $180.0 million remaining on our Board approved repurchase authorization.

On March 18, 2026, our Board of Directors approved a quarterly cash dividend of $0.35 per share payable on April 29, 2026, to common stockholders of record at the close of business on April 15, 2026.

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
•Increased attention to environmental, social, and governance (ESG) matters, and our ability to meet our commitments.
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

Interest rate risk
The ABL Credit Facility, which is our only floating rate debt instrument, remains undrawn as of February 28, 2026.

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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the second quarter of Fiscal 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Purchases of our common stock during each fiscal month of the second quarter of Fiscal 2026 are as follows:

Period	Total Number of Shares Purchased(1,2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1,2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
11/30/25 - 1/3/26	109	$38.72	—	$180.0
1/4/26 - 1/31/26	—	—	—	180.0
2/1/26 - 2/28/26	—	—	—	180.0
Total	109	$—	—	$180.0
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

Item 5. Other Information
During the quarter ended February 28, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

WINNEBAGO INDUSTRIES, INC.

Date:	March 25, 2026	By:	/s/ Michael J. Happe
Michael J. Happe
Chief Executive Officer, President
(Principal Executive Officer)

Date:	March 25, 2026	By:	/s/ Bryan L. Hughes
Bryan L. Hughes
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer)