Form 10-Q
period 2026-05-30
WINNEBAGO INDUSTRIES INC
filed 2026-06-25
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 30, 2026

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

As of June 17, 2026, there were 28,268,893 shares of common stock, par value $0.50 per share, outstanding.

Winnebago Industries, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended May 30, 2026

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Winnebago Industries, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	May 30, 2026	May 31, 2025	May 30, 2026	May 31, 2025
Net revenues	$698.7	$775.1	$2,058.8	$2,020.9
Cost of goods sold	603.8	669.1	1,789.3	1,755.0
Gross profit	94.9	106.0	269.5	265.9
Selling, general, and administrative expenses	66.5	70.3	204.7	212.1
Amortization	5.4	5.5	16.2	16.7
Total operating expenses	71.9	75.8	220.9	228.8
Operating income	23.0	30.2	48.6	37.1
Interest expense, net	5.0	6.7	16.3	19.3
Loss on note repurchase	—	—	0.8	2.0
Non-operating income	—	(0.4)	(0.3)	(1.0)
Income before income taxes	18.0	23.9	31.8	16.8
Income tax provision	3.5	6.3	7.0	4.8
Net income	$14.5	$17.6	$24.8	$12.0

Earnings per common share:
Basic	$0.51	$0.63	$0.88	$0.43
Diluted	$0.51	$0.62	$0.87	$0.42

Weighted average common shares outstanding:
Basic	28.3	28.0	28.2	28.3
Diluted	28.4	28.4	28.4	28.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Balance Sheets

(in millions, except per share data)	May 30, 2026	August 30, 2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$57.1	$174.0
Receivables, less allowance for credit losses ($0.5 and $0.5, respectively)	186.1	192.0
Inventories, net	435.2	396.4
Prepaid expenses and other current assets	32.9	29.8
Total current assets	711.3	792.2
Property, plant, and equipment, net	319.9	333.0
Goodwill	484.2	484.2
Other intangible assets, net	440.7	456.9
Investment in life insurance	27.9	27.1
Operating lease assets	37.2	41.6
Other long-term assets	17.3	19.4
Total assets	$2,038.5	$2,154.4

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$113.5	$129.3
Accrued expenses:
Accrued compensation	40.1	41.1
Product warranties	72.3	72.9
Self-insurance	12.6	16.2
Promotional	21.4	31.0
Accrued interest and dividends	17.2	13.4
Other current liabilities	22.6	23.2
Total current liabilities	299.7	327.1
Non-current liabilities
Long-term debt, net	442.9	540.5
Deferred income tax liabilities, net	11.4	5.9
Unrecognized tax benefits	5.7	4.8
Long-term operating lease liabilities	34.1	39.3
Deferred compensation benefits, net of current portion	4.4	5.1
Other long-term liabilities	5.9	7.0
Total liabilities	804.1	929.7
Contingent liabilities and commitments (Note 9)
Shareholders' equity:
Preferred stock, par value $0.01: 10.0 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.50: 120.0 shares authorized; 51.8 shares issued	25.9	25.9
Additional paid-in capital	213.4	203.3
Retained earnings	1,704.4	1,710.0
Accumulated other comprehensive loss	(0.4)	(0.4)
Treasury stock, at cost: 23.6 and 23.8 shares, respectively	(708.9)	(714.1)
Total shareholders' equity	1,234.4	1,224.7
Total liabilities and shareholders' equity	$2,038.5	$2,154.4
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(in millions)	May 30, 2026	May 31, 2025
Operating activities
Net income	$24.8	$12.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	28.8	28.7
Amortization	16.2	16.7
Amortization of debt issuance costs	1.9	2.3
Last in, first-out ("LIFO") expense	(2.4)	(0.6)
Stock-based compensation	15.8	12.2
Deferred income taxes	5.5	(0.7)
Deferred compensation expense	0.5	—
Loss on note repurchase	0.8	2.0
Asset impairment	—	1.2
Restructuring and related costs	1.6	—
Other, net	(2.8)	(1.2)
Change in operating assets and liabilities, net of assets and liabilities acquired
Receivables, net	6.0	(59.0)
Inventories, net	(36.3)	(38.5)
Prepaid expenses and other assets	4.0	7.2
Accounts payable	(16.9)	(15.8)
Income taxes and unrecognized tax benefits	(0.4)	4.3
Accrued expenses and other liabilities	(20.9)	(23.3)
Net cash provided by (used in) operating activities	26.2	(52.5)

Investing activities
Purchases of property, plant, and equipment	(16.8)	(29.2)
Proceeds from sale of property, plant, and equipment	5.4	2.1
Other, net	0.1	1.6
Net cash used in investing activities	(11.3)	(25.5)

Financing activities
Borrowings on long-term debt	3.0	15.3
Repayments on long-term debt	(103.0)	(175.2)
Payments of cash dividends	(30.1)	(29.3)
Payments for repurchases of common stock	(1.7)	(53.6)
Other, net	—	0.4
Net cash used in financing activities	(131.8)	(242.4)

Net decrease in cash and cash equivalents	(116.9)	(320.4)
Cash and cash equivalents at beginning of period	174.0	330.9
Cash and cash equivalents at end of period	$57.1	$10.5

Supplemental Disclosures
Income taxes paid, net	$2.1	$2.3
Interest paid	13.3	17.3

Non-cash investing and financing activities
Capital expenditures in accounts payable	$1.4	$3.9
Dividends declared not yet paid	11.4	10.5
Increase in lease assets in exchange for lease liabilities:
Operating leases	1.1	2.3
Finance leases	—	0.2
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Three Months Ended May 30, 2026
(in millions)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balances at February 28, 2026	51.8	$25.9	$208.4	$1,710.2	$(0.4)	(23.6)	$(709.0)	$1,235.1
Stock-based compensation	—	—	5.2	—	—	—	—	5.2
Issuance of stock for employee benefit and stock-based awards, net	—	—	(0.2)	—	—	—	0.1	(0.1)
Common stock dividends; $0.70 per share	—	—	—	(20.3)	—	—	—	(20.3)
Net income	—	—	—	14.5	—	—	—	14.5
Balances at May 30, 2026	51.8	$25.9	$213.4	$1,704.4	$(0.4)	(23.6)	$(708.9)	$1,234.4

	Three Months Ended May 31, 2025
(in millions)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balances at March 1, 2025	51.8	$25.9	$199.0	$1,708.0	$(0.4)	(23.9)	$(716.2)	$1,216.3
Stock-based compensation	—	—	1.4	—	—	—	—	1.4
Issuance of stock for employee benefit and stock-based awards, net	—	—	(0.2)	—	—	—	0.1	(0.1)
Common stock dividends; $0.68 per share	—	—	—	(19.3)	—	—	—	(19.3)
Net income	—	—	—	17.6	—	—	—	17.6
Balances at May 31, 2025	51.8	$25.9	$200.2	$1,706.3	$(0.4)	(23.9)	$(716.1)	$1,215.9

	Nine Months Ended May 30, 2026
(in millions, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balances at August 30, 2025	51.8	$25.9	$203.3	$1,710.0	$(0.4)	(23.8)	$(714.1)	$1,224.7
Stock-based compensation	—	—	15.7	—	—	—	0.1	15.8
Issuance of stock for employee benefit and stock-based awards, net	—	—	(5.6)	—	—	0.2	6.8	1.2
Repurchase of common stock	—	—	—	—	—	—	(1.7)	(1.7)
Common stock dividends; $1.05 per share	—	—	—	(30.4)	—	—	—	(30.4)
Net income	—	—	—	24.8	—	—	—	24.8
Balances at May 30, 2026	51.8	$25.9	$213.4	$1,704.4	$(0.4)	(23.6)	$(708.9)	$1,234.4

	Nine Months Ended May 31, 2025
(in millions, except per share data)	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balances at August 31, 2024	51.8	$25.9	$194.2	$1,723.3	$(0.4)	(23.0)	$(669.7)	$1,273.3
Stock-based compensation	—	—	12.1	—	—	—	0.1	12.2
Issuance of stock for employee benefit and stock-based awards, net	—	—	(5.6)	—	—	0.2	7.1	1.5
Repurchase of common stock	—	—	(0.5)	—	—	(1.1)	(53.6)	(54.1)
Common stock dividends; $1.02 per share	—	—	—	(29.0)	—	—	—	(29.0)
Net income	—	—	—	12.0	—	—	—	12.0
Balances at May 31, 2025	51.8	$25.9	$200.2	$1,706.3	$(0.4)	(23.9)	$(716.1)	$1,215.9

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

Comprehensive Income
Comprehensive income represents the change in shareholders’ equity from transactions and other events and circumstances from sources other than shareholders. As of May 30, 2026 and May 31, 2025, the difference between comprehensive income and net income was not material.

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

The Corporate / All Other category includes the Winnebago specialty vehicles and Lithionics operating segments as well as certain corporate administration expenses, such as corporate leadership and administration costs. Neither of these operating segments have ever met any of the quantitative thresholds for determining reportable segments.

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

Net sales and significant expense categories included in operating income by reportable segment as well as a reconciliation to consolidated income before income taxes are as follows:

	Three Months Ended May 30, 2026
(in millions)	Towable RV	Motorhome RV	Marine	Segment Total	Corporate / all other	Consolidated
Net revenues(1)	$274.7	$320.7	$92.4	$687.8	$10.9	$698.7
Cost of goods sold	$235.4	$284.0	$79.0	$598.4
Selling, general, and administrative expenses(2)	$23.3	$27.1	$8.1	$58.5
Operating income (loss)	$16.0	$9.6	$5.3	$30.9	$(7.9)	$23.0
Reconciliation to income before income taxes:
Interest expense, net						5.0
Income before income taxes						$18.0
(1) See Note 10 in the Notes to Consolidated Financial Statements for more information on segment revenues.
(2) Includes compensation for non-production employees, selling and marketing expenses, depreciation and amortization on non-production assets, professional services, and other miscellaneous expenses.
	Three Months Ended May 31, 2025
(in millions)	Towable RV	Motorhome RV	Marine	Segment Total	Corporate / all other	Consolidated
Net revenues(1)	$371.7	$291.2	$100.7	$763.6	$11.5	$775.1
Cost of goods sold	$312.6	$266.4	$82.4	$661.4
Selling, general, and administrative expenses(2)	$29.4	$28.0	$8.9	$66.3
Operating income (loss)	$29.7	$(3.2)	$9.4	$35.9	$(5.7)	$30.2
Reconciliation to income before income taxes:
Interest expense, net						6.7
Non-operating income						(0.4)
Income before income taxes						$23.9
(1) See Note 10 in the Notes to Consolidated Financial Statements for more information on segment revenues.
(2) Includes compensation for non-production employees, selling and marketing expenses, depreciation and amortization on non-production assets, professional services, and other miscellaneous expenses.

	Nine Months Ended May 30, 2026
(in millions)	Towable RV	Motorhome RV	Marine	Segment Total	Corporate / all other	Consolidated
Net revenues(1)	$830.5	$933.9	$264.1	$2,028.5	$30.3	$2,058.8
Cost of goods sold	$720.8	$825.7	$224.9	$1,771.4
Selling, general, and administrative expenses(2)	$71.5	$82.9	$24.9	$179.3
Operating income (loss)	$38.2	$25.3	$14.3	$77.8	$(29.2)	$48.6
Reconciliation to income before income taxes:
Interest expense, net						16.3
Loss on note repurchase						0.8
Non-operating income						(0.3)
Income before income taxes						$31.8
(1) See Note 10 in the Notes to Consolidated Financial Statements for more information on segment revenues.
(2) Includes compensation for non-production employees, selling and marketing expenses, depreciation and amortization on non-production assets, professional services, and other miscellaneous expenses.
	Nine Months Ended May 31, 2025
(in millions)	Towable RV	Motorhome RV	Marine	Segment Total	Corporate / all other	Consolidated
Net revenues(1)	$913.9	$798.5	$272.9	$1,985.3	$35.6	$2,020.9
Cost of goods sold	$780.9	$724.1	$225.1	$1,730.1
Selling, general, and administrative expenses(2)	$81.7	$81.4	$26.8	$189.9
Operating income (loss)	$51.3	$(7.0)	$21.0	$65.3	$(28.2)	$37.1
Reconciliation to income before income taxes:
Interest expense, net						19.3
Loss on note repurchase						2.0
Non-operating income						(1.0)
Income before income taxes						$16.8
(1) See Note 10 in the Notes to Consolidated Financial Statements for more information on segment revenues.
(2) Includes compensation for non-production employees, selling and marketing expenses, depreciation and amortization on non-production assets, professional services, and other miscellaneous expenses.

Other financial information by reportable segment and corporate/all other is as follows:

	Three Months Ended May 30, 2026
(in millions)	Towable RV	Motorhome RV	Marine	Segment Total	Corporate / All Other	Consolidated
Capital expenditures	$1.0	$3.6	$0.8	$5.4	$1.5	$6.9
Depreciation and amortization	4.1	6.1	2.4	12.6	2.2	14.8
	Three Months Ended May 31, 2025
(in millions)	Towable RV	Motorhome RV	Marine	Segment Total	Corporate / All Other	Consolidated
Capital expenditures	$1.4	$8.4	$0.8	$10.6	$0.2	$10.8
Depreciation and amortization	4.4	6.2	2.3	12.9	2.2	15.1
	Nine Months Ended May 30, 2026
(in millions)	Towable RV	Motorhome RV	Marine	Segment Total	Corporate / All Other	Consolidated
Capital expenditures	$4.2	$7.8	$2.4	$14.4	$2.4	$16.8
Depreciation and amortization	12.8	18.4	7.0	38.2	6.8	45.0
	Nine Months Ended May 31, 2025
(in millions)	Towable RV	Motorhome RV	Marine	Segment Total	Corporate / All Other	Consolidated
Capital expenditures	$3.4	$22.3	$2.8	$28.5	$0.7	$29.2
Depreciation and amortization	13.4	17.9	6.8	38.1	7.3	45.4

(in millions)	May 30, 2026	August 30, 2025
Assets
Towable RV	$706.3	$697.0
Motorhome RV	803.0	795.7
Marine	360.8	369.7
Segment Total	1,870.1	1,862.4
Corporate / All Other	168.4	292.0
Consolidated	$2,038.5	$2,154.4

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

	Fair Value at	Fair Value Hierarchy
(in millions)	May 30, 2026	Level 1	Level 2	Level 3
Assets that fund deferred compensation
Domestic equity funds	$1.9	$1.9	$—	$—
International equity funds	0.1	0.1	—	—
Total assets at fair value	$2.0	$2.0	$—	$—

	Fair Value at	Fair Value Hierarchy
(in millions)	August 30, 2025	Level 1	Level 2	Level 3
Assets that fund deferred compensation
Domestic equity funds	$2.1	$2.1	$—	$—
International equity funds	0.1	0.1	—	—
Total assets at fair value	$2.2	$2.2	$—	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain non-financial assets are measured at fair value on a nonrecurring basis. These assets primarily include goodwill, intangible assets, property, plant and equipment, and right-of-use lease assets. These assets were originally recognized at amounts equal to the fair value determined at date of acquisition or purchase. If certain triggering events occur, or if an annual impairment test is required, we will evaluate the non-financial asset for impairment. If an impairment has occurred, the asset will be written down to its current estimated fair value. No impairments were recorded for non-financial assets in the nine months ended May 30, 2026 or May 31, 2025.

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

Note 4.    Inventories
Inventories consist of the following:

(in millions)	May 30, 2026	August 30, 2025
Finished goods	$83.5	$46.8
Work-in-process	150.9	121.2
Raw materials	252.3	282.3
Total	486.7	450.3
Less: Excess of First-in, first-out ("FIFO") over LIFO cost	51.5	53.9
Inventories, net	$435.2	$396.4

Inventory valuation methods consist of the following:

(in millions)	May 30, 2026	August 30, 2025
LIFO basis	$177.7	$175.9
FIFO basis	309.0	274.4
Total	$486.7	$450.3

The above value of inventories, before reduction for the LIFO reserve, approximates replacement cost at the respective dates.

Note 5.    Property, Plant, and Equipment
Property, plant, and equipment is stated at cost, net of accumulated depreciation, and consists of the following:

(in millions)	May 30, 2026	August 30, 2025
Land	$14.3	$14.6
Buildings and building improvements	277.2	279.3
Machinery and equipment	182.0	180.7
Software	76.9	78.3
Transportation	7.3	7.4
Construction in progress	35.5	29.3
Property, plant, and equipment, gross	593.2	589.6
Less: Accumulated depreciation	273.3	256.6
Property, plant, and equipment, net	$319.9	$333.0

Depreciation expense was $9.4 million and $9.6 million for the three months ended May 30, 2026 and May 31, 2025, respectively; and $28.8 million and $28.7 million for the nine months ended May 30, 2026 and May 31, 2025, respectively.

Note 6.    Goodwill and Intangible Assets

The carrying amount of goodwill by reportable segment is as follows:

(in millions)	Towable RV	Motorhome RV	Marine	Corporate / All Other	Total
Balances at May 30, 2026 and August 30, 2025(1)	$244.7	$73.1	$136.1	$30.3	$484.2
(1) There was no activity in the nine months ended May 30, 2026.

No impairments were recorded for non-financial assets in the nine months ended May 30, 2026 or May 31, 2025. However, factors such as a sustained decline in revenues or other adverse changes in macroeconomic conditions could result in an impairment charge to our Chris-Craft trade name in a future reporting period. We will perform a quantitative impairment assessment of the Chris-Craft trade name during the fourth quarter of Fiscal 2026.

Other intangible assets, net of accumulated amortization, consist of the following:

	May 30, 2026
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Indefinite-lived trade names	$352.3	$—	$352.3
Finite-lived trade name	4.1	1.8	2.3
Dealer networks/customer relationships	183.6	118.8	64.8
Backlog	43.6	43.6	—
Developed technology	38.3	17.0	21.3
Non-compete agreements	6.6	6.6	—
Other intangible assets	$628.5	$187.8	$440.7

	August 30, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Indefinite-lived trade names	$352.3	$—	$352.3
Finite-lived trade name	4.1	1.4	2.7
Dealer networks/customer relationships	183.6	107.1	76.5
Backlog	43.6	43.6	—
Developed technology	38.3	12.9	25.4
Non-compete agreements	6.6	6.6	—
Other intangible assets	$628.5	$171.6	$456.9

The weighted average remaining amortization period for finite-lived intangible assets as of May 30, 2026 was approximately five years.

Estimated future amortization expense related to finite-lived intangible assets is as follows:

(in millions)	Amortization
Remainder of Fiscal 2026	$5.4
Fiscal 2027	21.7
Fiscal 2028	21.4
Fiscal 2029	15.5
Fiscal 2030	12.3
Fiscal 2031	7.8
Thereafter	4.3
Total amortization expense remaining	$88.4

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

Changes in the product warranty liability are as follows:

	Three Months Ended		Nine Months Ended
(in millions)	May 30, 2026	May 31, 2025	May 30, 2026	May 31, 2025
Balance at beginning of period	$72.7	$66.7	$72.9	$78.9
Provision	23.1	29.3	71.5	69.6
Claims paid	(23.5)	(24.0)	(72.1)	(76.5)
Balance at end of period	$72.3	$72.0	$72.3	$72.0

Note 8.     Debt
The following table summarizes our outstanding debt:

(in millions)	May 30, 2026	August 30, 2025
ABL Credit Facility	$—	$—
Senior Secured Notes	100.0	200.0
2030 Convertible Notes	350.0	350.0
Total debt, gross	450.0	550.0
Unamortized debt issuance cost, net	(7.1)	(9.5)
Long-term debt, net	$442.9	$540.5

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

The initial conversion rate of the 2030 Convertible Notes was 11.3724 shares of common stock per $1,000 principal amount of 2030 Convertible Notes, which is equal to an initial conversion price of approximately $87.93 per share. The conversion rate is subject to adjustment upon the occurrence of events specified in the Indenture to the 2030 Convertible Notes but will not be adjusted for accrued and unpaid interest on any 2030 Convertible Note being converted. In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture to the 2030 Convertible Notes) during the make-whole fundamental change conversion period (as defined in the Indenture to the 2030 Convertible Notes), we will, in certain circumstances, increase the conversion rate by the number of additional shares described in the Indenture to the 2030 Convertible Notes for a holder that elects to convert such holder’s 2030 Convertible Notes in connection with such make-whole fundamental change. As of May 30, 2026, there have been no changes to the initial conversion rate.

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

Accounting Treatment of the 2030 Convertible Notes and Related 2030 Hedge Transactions and 2030 Warrant Transactions
The 2030 Convertible Notes are accounted for as a single liability measured at amortized cost. Interest expense, representing the amortization of the $10.2 million of debt issuance costs as well as the contractual interest expense are amortized using an effective interest rate of 3.8% over the term of the 2030 Convertible Notes. We recorded $3.3 million and $9.8 million of interest expense during the three and nine months ended May 30, 2026. We recorded $3.2 million and $9.7 million of interest expense during the three and nine months ended May 31, 2025.

The net after-tax cost incurred in connection with the 2030 Call Spread Transactions was $20.6 million. These transactions are classified as equity and are not remeasured each reporting period.

Fair Value and Future Maturities
The fair value of outstanding debt obligations, gross is as follows:

(in millions)	May 30, 2026	August 30, 2025
ABL Credit Facility	$—	$—
Senior Secured Notes	100.0	199.6
2030 Convertible Notes	323.6	313.8
Total debt, gross	$423.6	$513.4

Aggregate contractual maturities of debt in future fiscal years are as follows:

(in millions)	Amount
Remainder of Fiscal 2026	$—
Fiscal 2027	—
Fiscal 2028	100.0
Fiscal 2029	—
Fiscal 2030	350.0
Fiscal 2031	—
Thereafter	—
Total debt, gross	$450.0

We were in compliance with all of our financial debt covenants as of May 30, 2026.

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

Our repurchase agreements generally provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 24 months, provide that our liability will be the lesser of remaining principal owed by the dealer to the lending institution, or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our liability cannot exceed 100% of the dealer invoice. In certain instances, we also repurchase inventory from dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of recreational vehicles or boats to repurchase current inventory if a dealership exits the business. The total contingent liability on all repurchase agreements was approximately $1,777.7 million and $1,640.0 million at May 30, 2026 and August 30, 2025, respectively.

Our loss reserve for repurchase commitments contains uncertainties because the calculation requires management to make assumptions and apply judgment regarding a number of factors. Our risk of loss related to these repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period-end reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on these repurchase agreements and our historical loss experience, an associated loss reserve is established, which is included in other current liabilities on the Consolidated Balance Sheets. Our repurchase accrual was $1.3 million and $1.6 million at May 30, 2026 and August 30, 2025, respectively. Repurchase risk is affected by the credit worthiness of our dealer network. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to establish the loss reserve for repurchase commitments.

There was no material activity related to repurchase agreements during the nine months ended May 30, 2026 and May 31, 2025.

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

Note 10. Revenue
All operating revenue is generated from contracts with customers. Our primary revenue source is generated through the sale of manufactured towable RV units, motorhome RV units and marine units to our independent dealer network (our customers). The following table disaggregates revenue by reportable segment and product category:

	Three Months Ended		Nine Months Ended
(in millions)	May 30, 2026	May 31, 2025	May 30, 2026	May 31, 2025
Net Revenues
Towable RV
Fifth Wheel	$119.0	$186.1	$380.5	$464.8
Travel Trailer	147.4	177.9	424.6	426.0
Other(1)	8.3	7.7	25.4	23.1
Total Towable RV	274.7	371.7	830.5	913.9
Motorhome RV
Class A	108.9	118.2	323.9	324.5
Class B	59.1	29.6	172.0	114.1
Class C and Other(1)	152.7	143.4	438.0	359.9
Total Motorhome RV	320.7	291.2	933.9	798.5
Marine	92.4	100.7	264.1	272.9
Corporate / All Other(2)	10.9	11.5	30.3	35.6
Consolidated Net Revenues	$698.7	$775.1	$2,058.8	$2,020.9
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

Concentration of Risk
No single dealer organization accounted for more than 10.0% of net revenue for the nine months ended May 30, 2026 or May 31, 2025.

Note 11. Income Taxes
Our effective tax rate was 19.4% and 26.3% for the three months ended May 30, 2026 and May 31, 2025, respectively; and 21.9% and 28.5% for the nine months ended May 30, 2026 and May 31, 2025, respectively. The decrease in tax rate for the three months ended May 30, 2026 compared to the three months ended May 31, 2025 was driven primarily by an increase in R&D tax credits. The decrease in tax rate for the nine months ended May 30, 2026 compared to the nine months ended May 31, 2025 was driven primarily by the impact of increased R&D tax credits and discrete tax benefits in the current year as compared to the prior year.

As of May 30, 2026, $8.8 million of U.S. federal income taxes receivable was included in prepaid expenses and other current assets on the Consolidated Balance Sheets. Comparatively, as of August 30, 2025, $7.3 million of U.S. federal income taxes receivable was included in prepaid expenses and other current assets on the Consolidated Balance Sheets.

The Company files a U.S. Federal tax return, as well as returns in various international and state jurisdictions. As of May 30, 2026, the Company's Federal returns from Fiscal 2022 to present are subject to review by the Internal Revenue Service. With limited exceptions, U.S. state returns from Fiscal 2021 to present continue to be subject to review by state taxing jurisdictions. We believe we have adequately reserved for our exposure to potential additional payments for uncertain tax positions in our liability for unrecognized tax benefits.

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

In Fiscal 2026, the OBBBA could have a more significant impact, particularly related to the reinstatement of 100% bonus depreciation, expensing of previously capitalized and unamortized U.S. research and development costs, and changes to interest deductibility. We will continue to assess the implications of the OBBBA. During the nine months ended May 30, 2026, none of the relevant provisions of the OBBBA had a significant impact on our consolidated financial statements.

Note 12. Earnings Per Share
Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	May 30, 2026	May 31, 2025	May 30, 2026	May 31, 2025
Earnings per share - basic
Net income	$14.5	$17.6	$24.8	$12.0
Weighted average common shares outstanding	28.3	28.0	28.2	28.3
Basic earnings per common share(1)	$0.51	$0.63	$0.88	$0.43

Earnings per share - diluted
Net income	$14.5	$17.6	$24.8	$12.0
Interest expense on convertible notes, net of tax	—	0.1	—	—
Diluted net income	$14.5	$17.7	$24.8	$12.0

Weighted average common shares outstanding	28.3	28.0	28.2	28.3
Dilutive impact of stock compensation awards	0.1	0.1	0.2	0.1
Dilutive impact of convertible notes	—	0.3	—	—
Weighted average common shares outstanding, assuming dilution	28.4	28.4	28.4	28.4

Anti-dilutive securities excluded from weighted average common shares outstanding, assuming dilution	0.6	0.7	0.5	0.5

Diluted earnings per common share(1)	$0.51	$0.62	$0.87	$0.42
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

Known Trends and Uncertainties
Recently, conflicts among the United States, Israel, and Iran intensified, contributing to higher global energy prices due to supply disruptions in the Middle East. Sustained increases in energy costs may further pressure consumer discretionary spending and demand for RV and marine products. Further, these conditions may contribute to broader inflationary pressures and delay expected interest rate reductions, which could result in higher borrowing costs for consumers.
Our business also continues to be challenged by additional macroeconomic conditions impacting retail consumers and our dealers, such as inflation, elevated interest rates, and lower consumer confidence. These factors have contributed to lower consumer spending and reduced short-term demand for large discretionary products such as RVs and marine products. In response, our dealers continue to exercise caution when managing stocking levels. Competitive market pressures continue to be observed across our portfolio.

We expect that as consumer demand stabilizes, dealers will return to more stable ordering patterns across our portfolio of businesses. We continue to produce and ship in accordance with dealer demand as evidenced and requested by dealer orders. Despite the current economic uncertainty, we believe in the long-term health of consumer demand for RV and marine products.

On February 20, 2026, the United States Supreme Court issued a decision concluding that the International Emergency Economic Powers Act (IEEPA) does not authorize the imposition of tariffs. The financial impact of this decision cannot be reasonably estimated at this time; however, this decision did not have a material impact on our financial statements for the nine months ended May 30, 2026. We will continue to monitor developments and will assess the effect of the ruling or of impending refund of tariffs directly associated with IEEPA on future reporting periods as additional information becomes available.

Results of Operations - Three Months Ended May 30, 2026 Compared to Three Months Ended May 31, 2025

Consolidated Performance Summary
The following is an analysis of changes in key items included in the Consolidated Statements of Income for the three months ended May 30, 2026 compared to the three months ended May 31, 2025:

	Three Months Ended
($ in millions, except per share data)	May 30, 2026	% of Revenues(1)	May 31, 2025	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$698.7	100.0%	$775.1	100.0%	$(76.4)	(9.9)%
Cost of goods sold	603.8	86.4%	669.1	86.3%	(65.3)	(9.8)%
Gross profit	94.9	13.6%	106.0	13.7%	(11.1)	(10.5)%
Selling, general, and administrative expenses	66.5	9.5%	70.3	9.1%	(3.8)	(5.4)%
Amortization	5.4	0.8%	5.5	0.7%	(0.1)	(1.6)%
Total operating expenses	71.9	10.3%	75.8	9.8%	(3.9)	(5.1)%
Operating income	23.0	3.3%	30.2	3.9%	(7.2)	(23.9)%
Interest expense, net	5.0	0.7%	6.7	0.9%	(1.8)	(26.9)%
Non-operating income	—	—%	(0.4)	(0.1)%	—	—%
Income before income taxes	18.0	2.6%	23.9	3.1%	(5.9)	(24.7)%
Income tax provision	3.5	0.5%	6.3	0.8%	(2.8)	(44.4)%
Net income	$14.5	2.1%	$17.6	2.3%	$(3.1)	(17.7)%

Diluted earnings per share	$0.51		$0.62		$(0.11)	(17.7)%
Diluted weighted average shares outstanding	28.4		28.4		—	—%
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided. In addition, percentages may not add in total due to rounding.

Net revenues decreased primarily due to lower unit volume, partially offset by selective price adjustments and product mix.

Gross profit as a percentage of revenue was consistent with prior year as higher input costs and deleverage were largely offset by selective price adjustments.

Operating expenses decreased primarily due to cost reduction initiatives.

The change in our effective tax rate is primarily attributable to an increase in R&D tax credits.

Reportable Segment Performance Summary
Towable RV
The following is an analysis of key changes in our Towable RV segment for the three months ended May 30, 2026 compared to the three months ended May 31, 2025:

	Three Months Ended
(in millions, except ASP and units)	May 30, 2026	% of Revenues(1)	May 31, 2025	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$274.7		$371.7		$(96.9)	(26.1)%
Operating income	16.0	5.8%	29.7	8.0%	(13.8)	(46.3)%

Average Selling Price ("ASP")(2)	$39,215		$38,934		$281	0.7%

	Three Months Ended
Unit deliveries	May 30, 2026	Product Mix(3)	May 31, 2025	Product Mix(3)	Unit Change	% Change
Travel trailer	5,274	75.5%	6,569	69.2%	(1,295)	(19.7)%
Fifth wheel	1,709	24.5%	2,926	30.8%	(1,217)	(41.6)%
Total Towable RV	6,983	100.0%	9,495	100.0%	(2,512)	(26.5)%
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

Operating income margin decreased primarily due to higher input costs, volume deleverage, and product mix, partially offset by selective price adjustments and cost containment initiatives.

Motorhome RV
The following is an analysis of key changes in our Motorhome RV segment for the three months ended May 30, 2026 compared to the three months ended May 31, 2025:

	Three Months Ended
(in millions, except ASP and units)	May 30, 2026	% of Revenues(1)	May 31, 2025	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$320.7		$291.2		$29.5	10.1%
Operating income (loss)	9.6	3.0%	(3.2)	(1.1)%	12.7	NM

ASP(2)	$213,040		$208,146		$4,894	2.4%

	Three Months Ended
Unit deliveries	May 30, 2026	Product Mix(3)	May 31, 2025	Product Mix(3)	Unit Change	% Change
Class A	219	14.3%	288	20.1%	(69)	(24.0)%
Class B	517	33.7%	406	28.4%	111	27.3%
Class C	797	52.0%	737	51.5%	60	8.1%
Total Motorhome RV	1,533	100.0%	1,431	100.0%	102	7.1%
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided.
(2)    ASP excludes off-invoice dealer incentives.
(3)    Percentages may not add due to rounding differences.
NM:    Not meaningful.

Net revenues increased primarily due to higher unit volume and selective price adjustments.

Operating income margin increased primarily due to higher unit volume driven by new products and selective price adjustments, partially offset by higher input costs.

Marine
The following is an analysis of key changes in our Marine segment for the three months ended May 30, 2026 compared to the three months ended May 31, 2025:

	Three Months Ended
(in millions, except ASP and units)	May 30, 2026	% of Revenues(1)	May 31, 2025	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$92.4		$100.7		$(8.3)	(8.3)%
Operating income	5.3	5.8%	9.4	9.3%	(4.1)	(43.4)%

ASP(2)	$81,042		$81,185		$(143)	(0.2)%

	Three Months Ended
Unit deliveries	May 30, 2026		May 31, 2025		Unit Change	% Change
Boats	1,155		1,254		(99)	(7.9)%
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

Operating income margin decreased primarily due to higher input costs and volume deleverage, partially offset by selective price adjustments.

Results of Operations - Nine Months Ended May 30, 2026 Compared to the Nine Months Ended May 31, 2025

Consolidated Performance Summary
The following is an analysis of changes in key items included in the Consolidated Statements of Income for the nine months ended May 30, 2026 compared to the nine months ended May 31, 2025:

	Nine Months Ended
($ in millions, except per share data)	May 30, 2026	% of Revenues(1)	May 31, 2025	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$2,058.8	100.0%	$2,020.9	100.0%	$37.9	1.9%
Cost of goods sold	1,789.3	86.9%	1,755.0	86.8%	34.3	2.0%
Gross profit	269.5	13.1%	265.9	13.2%	3.6	1.3%
Selling, general, and administrative expenses	204.7	9.9%	212.1	10.5%	(7.4)	(3.5)%
Amortization	16.2	0.8%	16.7	0.8%	(0.4)	(2.7)%
Total operating expenses	220.9	10.7%	228.8	11.3%	(7.9)	(3.4)%
Operating income	48.6	2.4%	37.1	1.8%	11.5	30.9%
Interest expense, net	16.3	0.8%	19.3	1.0%	(3.1)	(16.1)%
Loss on note repurchase	0.8	—%	2.0	0.1%	(1.2)	(61.0)%
Non-operating income	(0.3)	—%	(1.0)	(0.1)%	0.8	(77.3)%
Income before income taxes	31.8	1.5%	16.8	0.8%	14.9	88.9%
Income tax provision	7.0	0.3%	4.8	0.2%	2.2	45.0%
Net income	$24.8	1.2%	$12.0	0.6%	$12.8	106.3%

Diluted earning per share	$0.87		$0.42		$0.45	107.1%
Diluted weighted average shares outstanding	28.4		28.4		—	—%
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided. In addition, percentages may not add in total due to rounding.

Net revenues increased primarily due to selective price increases and product mix, partially offset by lower unit volume.

Gross profit as a percentage of revenue was consistent with prior year as higher input costs were largely offset by selective price adjustments.

Operating expenses decreased primarily due to cost reduction initiatives, partially offset by increased costs to support the growth of the Grand Design Motorhome business.

The loss on note repurchase recorded in the nine months ended May 30, 2026 and May 31, 2025 is related to the repurchase of $100.0 million of our Senior Secured Notes in both periods. Refer to Note 8 in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information.

The change in our effective tax rate was driven primarily by the impact of increased R&D tax credits and discrete tax benefits in the current year as compared to the prior year.

Reportable Segment Performance Summary
Towable RV
The following is an analysis of key changes in our Towable RV segment for the nine months ended May 30, 2026 compared to the nine months ended May 31, 2025:

	Nine Months Ended
(in millions, except ASP and units)	May 30, 2026	% of Revenues(1)	May 31, 2025	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$830.5		$913.9		$(83.4)	(9.1)%
Operating income	38.2	4.6%	51.3	5.6%	(13.1)	(25.6)%

ASP(2)	$39,232		$38,906		$326	0.8%

	Nine Months Ended
Unit deliveries	May 30, 2026	Product Mix(3)	May 31, 2025	Product Mix(3)	Unit Change	% Change
Travel trailer	15,350	73.0%	16,034	68.7%	(684)	(4.3)%
Fifth wheel	5,669	27.0%	7,302	31.3%	(1,633)	(22.4)%
Total Towable RV	21,019	100.0%	23,336	100.0%	(2,317)	(9.9)%

	May 30, 2026		May 31, 2025		$ Change(1)	% Change(1)
Dealer Inventory(4)
Units	18,721		17,747		974	5.5%
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

Operating income margin decreased primarily due to higher input costs, deleverage, and product mix, partially offset by selective price adjustments, and cost containment initiatives.

Motorhome RV
The following is an analysis of key changes in our Motorhome RV segment for the nine months ended May 30, 2026 compared to the nine months ended May 31, 2025:

	Nine Months Ended
(in millions, except ASP and units)	May 30, 2026	% of Revenues(1)	May 31, 2025	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$933.9		$798.5		$135.3	16.9%
Operating income (loss)	25.3	2.7%	(7.0)	(0.9)%	32.2	NM

ASP(2)	$216,779		$204,588		$12,191	6.0%

	Nine Months Ended
Unit deliveries	May 30, 2026	Product Mix(3)	May 31, 2025	Product Mix(3)	Unit Change	% Change
Class A	705	16.2%	808	20.2%	(103)	(12.7)%
Class B	1,416	32.5%	1,158	29.0%	258	22.3%
Class C	2,234	51.3%	2,031	50.8%	203	10.0%
Total Motorhome RV	4,355	100.0%	3,997	100.0%	358	9.0%

	May 30, 2026		May 31, 2025		$ Change(1)	% Change(1)
Dealer Inventory(4)
Units	3,468		3,614		(146)	(4.0)%
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided.
(2)    ASP excludes off-invoice dealer incentives.
(3)    Percentages may not add due to rounding differences.
(4)    Data is based on the latest information available from our dealer partners and is subject to timing of reporting and other limitations.
NM:    Not meaningful.

Net revenues increased primarily due to higher unit volume, selective price adjustments and product mix.

Operating income margin increased primarily due to selective price adjustments and volume leverage, partially offset by higher input costs.

Marine
The following is an analysis of key changes in our Marine segment for the nine months ended May 30, 2026 compared to the nine months ended May 31, 2025:

	Nine Months Ended
(in millions, except ASP and units)	May 30, 2026	% of Revenues(1)	May 31, 2025	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$264.1		$272.9		$(8.8)	(3.2)%
Operating income	14.3	5.4%	21.0	7.7%	(6.6)	(31.6)%

ASP(2)	$82,315		$79,846		$2,469	3.1%

	Nine Months Ended
Unit deliveries	May 30, 2026		May 31, 2025		Unit Change	% Change
Boats	3,282		3,471		(189)	(5.4)%

	May 30, 2026		May 31, 2025		$ Change(1)	% Change(1)
Dealer Inventory(3,4)
Units	3,175		3,069		106	3.5%
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

Operating income margin decreased primarily due to higher input costs and deleverage, partially offset by selective price adjustments.

Analysis of Financial Condition, Liquidity, and Capital Resources
Cash Flows
The following table summarizes our cash flows from operations:

	Nine Months Ended
(in millions)	May 30, 2026	May 31, 2025
Total cash provided by (used in):
Operating activities	$26.2	$(52.5)
Investing activities	(11.3)	(25.5)
Financing activities	(131.8)	(242.4)
Net decrease in cash and cash equivalents	$(116.9)	$(320.4)

Operating Activities
During the nine months ended May 30, 2026, net cash provided by operating activities was $26.2 million compared to net cash used in operating activities of $52.5 million during the same period last year. The change in operating cash flow is primarily driven by higher profitability adjusted for non-cash items and favorable changes in net working capital.

Investing Activities
Cash used in investing activities decreased primarily due to lower capital expenditures compared to the prior year.

Financing Activities
Cash used in financing activities decreased primarily due to the purchase of Senior Secured Notes pursuant to the 2025 tender offer and maturity of the 1.5% unsecured Convertible Senior Notes due 2025 in the prior year partially offset by the partial redemption of the Senior Secured Notes in the current year, and minimal share repurchase activity in the current year compared to higher share repurchases in the prior year. During the nine months ended May 30, 2026 and May 31, 2025, $100.0 million and $159.9 million of debt was repurchased in each period, respectively.

Debt and Capital
We maintain a $350.0 million asset-based revolving credit facility ("ABL Credit Facility") with a maturity date of July 15, 2027, subject to certain factors which may accelerate the maturity date. As of May 30, 2026, we had no borrowings against the ABL Credit Facility.

As of May 30, 2026, we had $57.1 million in cash and cash equivalents and $350.0 million in unused ABL Credit Facility. Our cash and cash equivalent balances consist of high quality, short-term money market instruments.

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

As of May 30, 2026, we have no debt maturing in the next twelve months that is classified as current on our Consolidated Balance Sheets.

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

Working Capital
Working capital at May 30, 2026 and August 30, 2025 was $411.6 million and $465.1 million, respectively. We currently expect cash on hand, funds generated from operations, and the borrowing available under our ABL Credit Facility to be sufficient to cover both short-term and long-term operating requirements.

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

On August 17, 2022, our Board of Directors authorized a new share repurchase program in the amount of $350.0 million with no time restriction on the authorization, which took effect immediately and replaced the prior program. In the nine months ended May 30, 2026, no shares were repurchased under this authorization. Approximately 57,000 shares at a cost of $1.7 million were repurchased to satisfy tax obligations on employee equity awards vested. We continually evaluate if share repurchases reflect a prudent use of our capital and, subject to compliance with our ABL Credit Facility and Senior Secured Notes, we may purchase shares in the future. As of May 30, 2026, we have $180.0 million remaining on our Board approved repurchase authorization.

On May 15, 2026, our Board of Directors approved a quarterly cash dividend of $0.35 per share payable on June 24, 2026, to common stockholders of record at the close of business on June 10, 2026.

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

Interest rate risk
The ABL Credit Facility, which is our only floating rate debt instrument, remains undrawn as of May 30, 2026.

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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the third quarter of Fiscal 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Purchases of our common stock during each fiscal month of the third quarter of Fiscal 2026 are as follows:

Period	Total Number of Shares Purchased(1,2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1,2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
3/1/26 - 4/4/26	926	$39.43	—	$180.0
4/5/26 - 5/2/26	231	32.51	—	180.0
5/3/26 - 5/30/26	658	30.12	—	180.0
Total	1,815	$35.17	—	$180.0
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

Item 5. Other Information
During the quarter ended May 30, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as set forth below:
On April 1, 2026, William Fisher, a director of the Company, adopted a Rule 10b5-1 trading arrangement for the sale of up to 8,458 shares of the Company's common stock through December 16, 2026.
On May 14, 2026, Michael Happe, President and CEO of the Company, adopted a Rule 10b5-1 trading arrangement for (i) the exercise of 13,300 stock options and the sale of such number of shares of the Company's common stock acquired upon exercise as may be necessary to generate proceeds sufficient to cover the exercise price and tax withholding obligations for such exercise, through October 11, 2026, which is the expiration date of the options, and (ii) the exercise of 17,000 stock options expiring December 13, 2026 and the sale of such number of shares of the Company's common stock acquired upon exercise as may be necessary to generate proceeds sufficient to cover the exercise price and tax withholding obligations for such exercise, through December 13, 2026, which is the expiration date of the options.

On May 14, 2026, Bret Woodson, Chief Human Resources Officer, Chief of Staff & Corporate Administration of the Company, adopted a Rule 10b5-1 trading arrangement for the exercise of 4,000 stock options and the sale of such number of shares of the Company's common stock acquired upon exercise as may be necessary to generate proceeds sufficient to cover the exercise price and tax withholding obligations for such exercise, through October 11, 2026, which is the expiration date of the options.

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

WINNEBAGO INDUSTRIES, INC.

Date:	June 25, 2026	By:	/s/ Michael J. Happe
Michael J. Happe
Chief Executive Officer, President
(Principal Executive Officer)

Date:	June 25, 2026	By:	/s/ Bryan L. Hughes
Bryan L. Hughes
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer)