Form 10-K
period 2026-08-29
WINNEBAGO INDUSTRIES INC
filed 2026-10-21
CIK 107687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 29, 2026
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
Large Accelerated Filer ☒    Accelerated Filer ☐   Non-accelerated filer ☐ Smaller Reporting Company ☐ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $1,087,779,000 as of February 28, 2026, based upon the closing price of $39.89 as of February 27, 2026, as reported on the New York Stock Exchange.
As of October 14, 2026, 28,444,142 shares of the registrant's common stock, par value $0.50 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report for the registrant's 2026 Annual Meeting of Shareholders to be held on December 15, 2026 (the "2026 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.

Winnebago Industries, Inc.
Fiscal 2026 Annual Report on Form 10-K

WINNEBAGO INDUSTRIES, INC.
FORM 10-K
Report for the Fiscal Year Ended August 29, 2026

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Certain of the matters discussed in this Annual Report on Form 10-K are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which involve risks and uncertainties. With the exception of historical information, the matters discussed in this Annual Report on Form 10-K are forward-looking statements and may be identified by the use of words such as "anticipate," "assume," "believe," "estimate," "expect," "guidance," "intend," "outlook," "plan," "project," and other words and terms of similar meaning. Such statements reflect our current views and estimates with respect to future market conditions, company performance and financial results, operational investments, business prospects, new strategies, the competitive environment, and other events. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the potential results discussed in such forward-looking statements. Readers should review Item 1A, Risk Factors, in this Annual Report on Form 10-K for the fiscal year ended August 29, 2026, for a description of important factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements made in this Annual Report on Form 10-K. Among the factors that could cause actual results and outcomes to differ materially from those contained in such forward-looking statements are the following:
•General economic uncertainty in key markets and a worsening of domestic and global economic conditions or low levels of economic growth, including changes in consumer disposable income.
•Availability of financing for RV and marine dealers and retail purchasers.
•Competition and new product introductions by competitors.
•Ability to innovate and commercialize new products.
•Ability to manage our inventory to meet demand.
•Risk related to cyclicality and seasonality of our business.
•Risk related to performance and financial condition of independent dealers.
•Risk related to dealer consolidation or the loss of a significant dealer.
•Significant increase in repurchase obligations.
•Ability to retain relationships with our suppliers and obtain components.
•Business or production disruptions.
•Inadequate management of dealer inventory levels.
•Increased material and component costs, including availability and price of fuel and other raw materials.
•Risk related to changes in trade policy, including tariffs.
•Ability to manage strategic acquisitions, alliances, joint ventures, and partnerships.
•Ability to attract and retain qualified personnel and changes in market compensation rates.
•Exposure to warranty claims and product recalls.
•Ability to protect our information technology systems from failures and disruptions, including those associated with system implementations.
•Risks related to cybersecurity incidents.
•Risks related to the use of Artificial Intelligence ("AI") technologies.
•Ability to maintain compliance with data governance.
•Ability to maintain brand reputation and related exposure to product liability claims.
•Governmental regulation, including for climate change.
•Increased attention to sustainability matters, and our ability to meet our commitments.
•Impairment of goodwill and trade names.
•Risks related to our 2030 Convertible Notes and Senior Secured Notes, including our ability to satisfy our obligations under these notes.
•Changes in recommendations or a withdrawal of coverage by third-party securities analysts.

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

All references to Fiscal 2026 refer to the 52-week period ended August 29, 2026. Fiscal 2025 refers to the 52-week period ended August 30, 2025 and Fiscal 2024 refers to the 53-week period ended August 31, 2024.

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

Type	Description	Winnebago product offerings	Grand Design product offerings
Travel trailer	Towed by means of a hitch attached to the frame of the vehicle	Access, Micro Minnie, and Thrive	Foundation, Imagine, Momentum, Reflection, Serenova, and Transcend
Fifth wheel	Constructed with a raised forward section that is connected to the vehicle with a special fifth wheel hitch	N/A	Influence, Momentum, Reflection, and Solitude

Our travel trailer and fifth wheel towable RVs are sold by dealers in the retail market with manufacturer's suggested retail prices ranging from approximately $23,000 to $204,000, which can vary depending on size and model, plus optional equipment and delivery charges. Our towable RVs range in length from 16 to 49 feet.

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

Motorhome RV
A motorhome RV is a self-propelled mobile dwelling used primarily as temporary living quarters during vacation and camping trips, or to support active and mobile lifestyles. The RVIA classifies motorhome RVs into three types, all of which we manufacture and sell under the Winnebago, Newmar, and Grand Design brand names, which are defined as follows:

Type	Description	Winnebago product offerings	Newmar product offerings	Grand Design product offerings
Class A	Built on a heavy truck chassis in both diesel and gas models with the ability to tow a small vehicle	N/A	Bay Star, Canyon Star, Dutch Star, Essex, King Aire, London Aire, Mountain Aire, New Aire, Northern Star, and Ventana	N/A
Class B	Built by adding a taller roof and amenities to an existing van in both diesel and gas models, which allows for easy maneuvering	Revel, Solis, and Travato	N/A	Lineage Series VT and Lineage Series VP
Class C	Built on a medium truck chassis in both diesel and gas models with similar features and amenities to Class A models	ARKA, EKKO, Elora, Navion, Resa, Suncruiser, Sunflyer, and View	Freedom Aire, Grand Star, Summit Aire, Super Star, and Supreme Aire	Lineage Series F and Lineage Series M

Our Class A, Class B, and Class C motorhome RVs are sold by dealers in the retail market with manufacturer's suggested retail prices ranging from approximately $134,000 to $1,893,000, which can vary depending on size and model, plus optional equipment and delivery charges. Our motorhome RVs range in length from approximately 18 to 45 feet.

Motorhome RV parts and service activities represent revenues generated by service work we perform for retail customers at our Forest City, Iowa, Nappanee, Indiana, and Elkhart, Indiana facilities as well as revenues from the sale of unit parts. Our competitive strategy is to provide proprietary manufactured parts through our dealer network, which we believe increases customer satisfaction and the value of our motorhome RVs.

Marine
We manufacture and sell premium quality recreational boats under our Chris-Craft and Barletta brands through an established network of independent authorized dealers.

Type	Chris-Craft product offerings	Barletta product offerings
Boats	Calypso, Catalina, Corsair, Launch, Launch GT, and Sportster	Aria, Cabrio, Halcyon, Lusso, Lusso Twin, Reserve, Reserve Leggera, and Sanza

Our boats are sold by dealers in the retail market with manufacturer's suggested retail prices ranging from approximately $33,000 to $893,000, which can vary depending on size and model, plus optional equipment and delivery charges. Our boats range in length from approximately 19 to 35 feet.

Winnebago Specialty Vehicles
We manufacture specialty commercial vehicles custom-designed for the buyer's specific needs and requirements, such as law enforcement command centers, mobile medical clinics, and mobile office space. We also provide commercial vehicles as bare shells to third-party upfitters for conversion at their facilities. These specialty commercial vehicles are manufactured in Forest City, Iowa and sold through our dealer network.

Lithionics
Lithionics Battery, LLC ("Lithionics") is a premier lithium-ion battery solutions provider to the recreational equipment and specialty vehicle markets. Using a proprietary battery management system called NeverDie® Technology, Lithionics offers a broad range of standard and custom-designed battery configurations delivering “house power” and supporting internal electrical features and appliances for a variety of outdoor products, including RVs, boats, specialty and other low-speed vehicles, as well as other industrial applications. These batteries are manufactured in Clearwater, Florida.

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

Our towable RVs are currently produced at two assembly campuses located in Indiana, with plans to reduce to one campus during Fiscal 2027. The majority of components are comprised of frames, appliances, and furniture, and are purchased from multiple suppliers.

Our motorhome RVs are currently produced in the states of Iowa and Indiana at four different assembly campuses, with plans to reduce to three campuses during Fiscal 2027. Our motorhome RV business utilizes vertically integrated supply streams, with the principal exceptions being chassis, engines, generators, and appliances that we purchase from multiple suppliers. Certain parts, especially motorhome RV chassis, are available from a small group of suppliers.

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
As of August 29, 2026, our RV and marine dealer network in the U.S. and Canada included over 750 physical dealer locations, many of which carry more than one of our brands. None of our dealer organizations accounted for more than 10% of our net revenues during each of the past three fiscal years.

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

Sales to dealers are made primarily on cash terms. Most dealers are financed on a "floorplan" basis under which a bank or finance company lends the dealer all, or substantially all, of the purchase price, collateralized by a security interest in the merchandise purchased. As is customary in the industries we serve, we typically enter into a repurchase agreement with a lending institution financing a dealer's purchase of our product upon the lending institution's request and after completion of a credit check of the dealer involved. Our repurchase agreements provide that, for up to 18 months after an RV unit is financed and up to 24 months after a marine unit is financed, in the event of default by the dealer on the agreement to pay the lending institution and repossession of the unit(s) by the lending institution, we will repurchase the financed merchandise from the lender at the amount then due, which is often less than dealer invoice. Our maximum exposure for repurchases can vary significantly, depending upon the level of dealer inventory, general economic conditions, demand for our products, dealer location, and access to and the cost of financing. See Note 11 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K, for more information.

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

Trademarks
Our products are marketed under a variety of valuable trademarks. Some of the more important trademarks used in our business include Winnebago, Grand Design, Newmar, Chris-Craft, Barletta, and Lithionics. We protect these trademarks as appropriate through registrations in the U.S. and other jurisdictions. Depending on jurisdiction, trademarks are generally valid as long as they are in use or their registrations are properly maintained and they have not been found to have become generic. Registrations of trademarks can also generally be renewed indefinitely for as long as the trademarks are in use.

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

Investment in Talent Development & Employee Experience
Our people are at the heart of our success, and we are committed to creating a workplace where employees can learn, grow and thrive. We invest in talent development programs, leadership training, and career growth opportunities that help employees build skills, advance their careers, and make meaningful contributions across our organization.

We promote a culture built on shared leadership expectations, strong values, and a commitment to ethical behavior, respect, and inclusion. Through ongoing learning, development, and coaching, we strive to equip employees and leaders with the tools they need to succeed.

We also support the future of our workforce by partnering with local organizations and educational institutions to introduce early career talent to opportunities within our industries. These efforts help develop future leaders while strengthening the pipeline of skilled talent.

Listening to employees is an important part of how we improve. Through engagement surveys and ongoing feedback, we gain insights that help us enhance the employee experience, strengthen our culture, and support employee growth and retention. By investing in our people and fostering an environment of accountability, development, and high performance, we position both our employees and our company for long-term success.

As of August 29, 2026, we employed approximately 5,000 persons, of which approximately 21% and 79% were salaried and hourly employees, respectively. None of our employees are covered under a collective bargaining agreement. We believe our relations with our employees are good.

Commitment to Inclusion and Belonging
We believe in fostering a workplace and community where every person feels welcome, is treated fairly, and has an equal opportunity to succeed while feeling respected and valued for their unique perspectives and experiences. We continue to prioritize belonging across our workplace, our communities, and the outdoors through listening, learning, and employee engagement. To support an inclusive culture, we continued our Leadership Speaker Series, which provides employees with insights, tools, and resources from subject matter experts aligned with our leadership expectations. We also continued to grow our employee resource groups (ERGs), which are open to all employees across our brands.
We believe time spent outdoors is valuable and seek to serve and engage a broad range of outdoor enthusiasts through our brands, products, and community partnerships. By fostering a culture of inclusion, respect, and belonging, we seek to create an environment where employees can contribute, grow, and do their best work while helping drive our long-term success.

Employee Well-being and Safety
At Winnebago Industries, the health, safety, and well-being of our employees are central to our culture and long-term success. We recognize that people are fallible and focus on creating systems, processes, and workplaces that anticipate human error and reduce the potential for harm. Our approach emphasizes the hierarchy of controls, prevention of serious injuries and fatalities, proactive identification of hazards, and leadership encouragement to continually learn and improve. We also support employees’ mental, emotional, and physical well-being through resources addressing health and family needs, including access to on-site and virtual healthcare services. In Fiscal 2026, we celebrated our fourth annual Safety Month under the theme “Serious Injury and Fatality (SIF) Prevention” and continued the tradition of the CEO Safety Awards, recognizing business safety leaders along with innovative ideas that improved safety, efficiency, and quality. We continue to invest in workplace safety initiatives and our commitment to safety never stops.

Information about our Executive Officers

Name	Office (Year First Elected an Officer)	Age
Michael J. Happe	President and Chief Executive Officer (2016)	55
Stacy L. Bogart	Senior Vice President – Chief Legal Officer, Corporate Secretary and Corporate Responsibility (2018)	62
Donald J. Clark	Group President – Towable RV Segment; President – Grand Design RV (2016)	66
Bryan L. Hughes	Senior Vice President – Chief Financial Officer, Investor Relations, Information Technology and Business Development (2017)	57
Casey J. Tubman	Group President – Newmar and Winnebago Motorized (2022)	54
Christopher D. West	President – Winnebago Motorhomes and Specialty Vehicles (2016)	54
Bret A. Woodson	Senior Vice President – Chief Human Resources Officer, Chief of Staff and Corporate Administration (2015)	56

Officers are elected annually by the Board of Directors and hold office until their successors are chosen and qualify or until their death or resignation. There are no family relationships between or among any of the Executive Officers or Directors of Winnebago Industries.

Mr. Happe joined Winnebago Industries in January 2016 as President and Chief Executive Officer. Prior to joining Winnebago Industries, he had been employed by The Toro Company, a provider of outdoor maintenance and beautification products, from 1996 to 2016. He served as Executive Officer and Group Vice President of Toro's Residential and Contractor businesses from March 2012 to December 2015. From August 2010 to March 2012, he served as Toro's Vice President, Residential and Landscape Contractor Businesses. Prior to that, he held a series of senior leadership positions throughout his career across a variety of Toro's domestic and international divisions.

Ms. Bogart joined Winnebago Industries in January 2018 as Vice President, General Counsel and Secretary. Ms. Bogart served as Senior Vice President, General Counsel, Secretary, and Corporate Responsibility; President Winnebago Industries Foundation from October 2020 to October 2024, and has served as Senior Vice President - Chief Legal Officer, Corporate Secretary, and Corporate Responsibility; President Winnebago Industries Foundation since October 2024. Prior to joining Winnebago Industries, Ms. Bogart was Senior Vice President, General Counsel, Compliance Officer, and Corporate Secretary at Polaris Industries Inc., a manufacturer and marketer of power sports products, where she joined in November 2009. Previously, Ms. Bogart was General Counsel of Liberty Diversified International; Assistant General Counsel and Assistant Secretary at The Toro Company; and a Senior Attorney for Honeywell International Inc.

Mr. Clark joined Winnebago Industries in November 2016 as President of Grand Design RV in accordance with the terms of the Grand Design acquisition and has served as Group President - Towable RVs and President - Grand Design RV since November 2024. He co-founded Grand Design RV, LLC in 2012 and built the team at Grand Design RV. Mr. Clark has over 30 years of successful RV industry experience.

Mr. Hughes joined Winnebago Industries as Vice President, Chief Financial Officer in May 2017. Mr. Hughes served as Senior Vice President, Finance, Information Technology and Strategic Planning, and Chief Financial Officer, from October 2020 to September 2025, and has served as Senior Vice President – Chief Financial Officer, Investor Relations, Information Technology and Business Development since September 2025. Mr. Hughes joined Winnebago Industries from Ecolab, Inc., a global sustainability leader offering water, hygiene and infection prevention solutions and services to customers in the food, healthcare, life sciences, hospitality and industrial markets, where he served as Senior Vice President and Corporate Controller from 2014 to 2017, Vice President of Finance from 2008 to 2014 and in various management positions from 1996 to 2008. Prior to his employment with Ecolab, he worked for Ernst & Young, a public accounting firm.

Mr. Tubman joined Winnebago Industries in August 2022 as President of Newmar Corporation and has served as Group President - Newmar and Winnebago Motorized since September 2025. Mr. Tubman joined Winnebago Industries from Whirlpool Corporation, a multinational manufacturer of home appliances, where he served in a variety of leadership and executive roles for over 25 years. Most recently, he served as Vice President and Global Platform Leader from February 2022 to July 2022. He also served as Vice President of Product Marketing from January 2020 to February 2022, and Vice President and General Manager from October 2015 to January 2020.

Mr. West joined Winnebago Industries in September 2016 as Vice President, Operations. Mr. West served as Senior Vice President, Enterprise Operations from October 2020 to September 2024 and as President, Winnebago Outdoors from September 2024 to November 2024. Mr. West has served as President - Winnebago Motorhome and Specialty Vehicles since November 2024. He previously was Vice President of Global Supply Chain for Joy Global, a worldwide mining equipment manufacturer, from 2014 to 2016, and Operations Director from 2012 to 2014. Mr. West served as Director of Manufacturing for AGCO Corporation, an agricultural equipment manufacturer, from 2008 to 2012 and as Director of Operations and in other management positions for the Nordam Group, a manufacturer of aircraft interiors, from 1999 to 2009.

Mr. Woodson joined Winnebago Industries in January 2015 as Vice President, Administration. Mr. Woodson served as Senior Vice President, Human Resources and Corporate Relations from October 2020 to October 2024 and has served as Senior Vice President - Chief Human Resources Officer, Chief of Staff and Corporate Administration since October 2024. Prior to joining Winnebago, Mr. Woodson was Vice President of Human Resources at Corbion N.V., a food and biochemicals company, from 2007 to 2014 and Director, Human Resources at Sara Lee Corporation from 1999 to 2007. Mr. Woodson has over 30 years of business and human resources experience.

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
Companies within the RV and marine industries are subject to volatility in operating results due primarily to general economic conditions because the purchase of an RV or marine product is often viewed as a consumer discretionary purchase. Demand for discretionary goods in general can fluctuate with recessionary conditions, slow or negative economic growth rates, negative consumer confidence, reduced consumer spending levels resulting from tax increases or other factors, prolonged high unemployment rates, higher commodity and component costs, fuel prices, inflationary or deflationary pressures, reduced credit availability or unfavorable credit terms for dealers and end-user customers, higher short-term interest rates, changes in trade policy, including tariffs, and general economic and political conditions and expectations. In addition, geopolitical events, including ongoing conflicts in the Middle East, have contributed to disruptions in global energy supply, significant increases in fuel prices, and sustained inflationary pressures that may delay or reduce anticipated interest rate relief, any of which could further suppress consumer demand for discretionary products such as RVs and marine products. Specific macroeconomic factors affecting the RV and marine industries include:

•Overall consumer confidence and the level of discretionary consumer spending;
•Inflationary pressures affecting disposable consumer income;
•Interest rate fluctuations;
•Employment trends;
•Fuel prices, including sudden or significant increases resulting from geopolitical events affecting global energy supply;
•The adverse impact of global tensions on consumer spending and travel-related activities; and
•The adverse impact on margins due to increases in raw material costs, which we are unable to pass on to customers without negatively affecting sales.

Such conditions may also cause consumers to delay, reduce or forgo purchases of our products and may lead dealers to reduce inventory levels, delay replenishment orders, increase promotional activity or otherwise reduce purchases from us. Any significant decline in retail demand or dealer orders could adversely affect our results of operations, financial condition, and cash flows.

Credit market deterioration and volatility may restrict the ability of our dealers and retail customers to finance the purchase of our products.
Our business is affected by the availability and terms of financing to dealers. Generally, RV and marine dealers finance their purchases of inventory with financing provided by lending institutions. A reduction in the availability of wholesale floorplan financing, or more restrictive lending practices, could have an adverse impact on our independent dealers and therefore our results of operations. In addition, an increase in the cost of financing due to interest rate fluctuations may incentivize dealers to reduce field inventory levels, which could negatively impact our sales and profitability. As of August 29, 2026, one financial flooring institution held approximately 33% of our total outstanding financed dealer inventory dollars. In the event that this lending institution limits or discontinues dealer financing, we could experience an adverse effect on our results of operations.

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
The markets for RVs and marine products are very competitive. Competitive factors in the industries include price, design, value, quality, service, brand awareness, and reputation. We believe our products have historically commanded a price premium based on our brand strength, product differentiation, product quality, and service after the sale. There can be no assurance that we will be able to maintain these competitive advantages or the price premiums associated with them, or that existing or new competitors will not develop products that are superior to our products or that achieve better consumer acceptance, thereby adversely affecting our market share, sales volume, and profit margins. Competitors may also seek an advantage through lower prices or promotional changes, which could reduce demand for our products or adversely affect our margins. Some of our competitors are much larger than we are, and this size advantage provides these competitors with more financial resources and access to capital, additional purchasing power, and greater leverage with the dealer networks. In addition, competition could increase if new companies enter the market, existing competitors consolidate their operations, or if existing competitors expand their product lines or intensify efforts within existing product lines. Our current products, products under development, and our ability to develop new and improved products may be insufficient to enable us to compete effectively with our competitors. These competitive pressures may have a material adverse effect on our results of operations.

If we are unable to continue to enhance existing products and develop and market new or enhanced products that respond to customer needs and preferences, we may experience a decrease in demand for our products and our business could suffer.
One of our growth strategies is to develop innovative, customer-valued products to generate revenue growth. Consumer preferences are evolving at an accelerating pace, driven by changing demographics, economic uncertainty and rapid advances in technology. Our ability to accurately detect and respond to these shifts in a timely manner is critical to maintaining market relevance. Product improvements and new product introductions require significant research, planning, design, development, engineering, and testing, and we may not be able to develop and introduce product improvements or new products timely. Our competitors' new products may beat our products to market, be higher quality or more reliable, be more effective with more features, or be less expensive than our products. Any new products that we develop may not receive market acceptance or otherwise generate meaningful net sales or profits relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs, and research and development. If our market sensing capabilities do not keep pace with the speed of change, or if competitors that may be more agile than us are better able to capitalize on these changing preferences, we may be unable to develop products that effectively meet evolving customer needs, which could result in decreased demand for our products and adversely affect our market share, brand equity, net sales, and profitability.

If we are unable to properly forecast future demand of our products, our operating results may be negatively impacted.
Our ability to manage our inventory levels to meet our customers' demand for our products is important for our business. We generally produce our towable RV, motorhome RV, and marine products on a made-to-order basis for our dealers, which means our production volumes are closely tied to incoming dealer orders and we maintain limited finished goods backlog. For example, certain dealers are focused on the rental market where demand typically spikes over the summer vacation period while other dealers are focused on direct sales to the consumer at various price points. Our production levels and inventory management are based on demand estimates six to twelve months forward, taking into account supply lead times, production capacity, timing of shipments, and dealer inventory levels. A reduction, cancellation, or deferral of dealer orders could result in underutilization of production capacity and increased per-unit costs. If we overestimate or underestimate demand for any of our products during a given season, we may not maintain appropriate inventory levels, which could have a material adverse effect on our results of operations, financial condition, and cash flows.

Seasonal demand patterns result in fluctuations in our sales and net income.
Seasonal factors, over which we have no control, have an effect on the demand for our products. Demand in the RV and marine industries generally declines over the winter season, while sales are generally highest during the spring and summer months. Consequently, the results for any prior period may not be indicative of results for any future period. Also, unusually severe weather conditions may impact demand or disrupt our manufacturing and distribution facilities, as well as our supply chain, which could have an adverse effect on our business.

Our business depends on the performance and financial condition of independent dealers.
We distribute our RV and marine products primarily through independent dealers across the U.S. and Canada, who then retail the products to the end consumer. We also distribute our marine products internationally through independent dealers, who then retail the products to the end consumer. We rely on our dealers to develop and implement effective strategies to create retail demand for our products and to provide quality post-sale service and support. If our independent dealers are unsuccessful in doing so, or if their service capabilities do not meet customer expectations, it could adversely affect customer satisfaction, brand reputation, and our results of operations.

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
The RV industry has experienced increasing consolidation among dealership groups in recent years. Although no dealer organization accounted for more than 10% of our net revenues during each of the past three fiscal years, continued consolidation may result in a greater percentage of industry sales being controlled by a smaller number of large dealer groups. Larger dealer organizations may possess increased negotiating leverage with respect to pricing, inventory levels, promotional programs, floorplan support, payment terms, and other commercial arrangements. In addition, increased dealer concentration could make us more dependent on a smaller number of customers and increase our exposure to changes in dealer purchasing decisions, inventory management strategies, financial condition or business priorities. The loss of a significant dealer relationship or a significant reduction in purchases by a major dealer group could adversely affect our results of operations, financial condition, and cash flows.

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
Most of our RV and marine components are readily available from numerous sources. However, a few of our components are produced by a small group of suppliers. In Fiscal 2026, one of our suppliers individually accounted for approximately 12% of our consolidated raw material purchases. In the case of motorhome RV chassis, Mercedes-Benz (USA and Canada), Stellantis N.V., Freightliner Trucks, Ford Motor Company, and Spartan RV Chassis are our major suppliers. Our relationship with our chassis suppliers is generally similar to our other supplier relationships in that no specific contractual commitments are engaged in by either party, although in certain cases we may enter into supply arrangements that include minimum purchase commitments. Our chassis suppliers also supply to our competitors. Historically, chassis suppliers resort to an industry-wide allocation system during periods when supply is restricted. These allocations have been based on the volume of chassis previously purchased, which could mean our larger competitors could receive more chassis in a time of scarcity. Sales of motorhome RVs rely on chassis supply and are affected by shortages, instability, or recalls from time to time. Within our marine businesses, we purchase a significant portion of our motors from Mercury Marine, which makes us reliant on them for the supply of these engines. If we experience delays and disruptions in obtaining these engines, we may be unable to fulfill orders and deliver our products to our customers in a timely manner. In addition, consolidation among our suppliers could reduce the number of alternative sources available to us, increase our dependence on fewer suppliers, and limit our ability to negotiate favorable pricing or terms. Furthermore, decisions by our suppliers to decrease production or increase prices, production delays or work stoppages by the employees of such suppliers, or financial distress, including bankruptcy or insolvency, of one or more key suppliers could have a material adverse effect on our ability to produce our products and ultimately on our results of operations, financial condition, and cash flows.

Our operations are primarily centered in northern Iowa and northern Indiana. Any disruption or delay at our primary manufacturing facilities could adversely affect our business and operating results.
We currently manufacture most of our products in northern Iowa and northern Indiana. We also maintain smaller manufacturing operations on the Gulf Coast of Florida. As a result, our manufacturing footprint remains concentrated in a limited number of geographic regions and is subject to risks associated with natural disasters, severe weather events, utility outages, labor disruptions and other external events that could affect one or more of these locations. Such events could impair manufacturing, reduce workforce availability, disrupt transportation networks and supplier operations, delay deliveries to customers, and increase operating costs. In the event that one of our manufacturing facilities was affected by a disaster or other event, we could be forced to shift production to one of our other manufacturing facilities or to cease operations. Our ability to respond effectively to such events depends on the adequacy of our crisis and emergency management procedures, including escalation protocols and coordination across facilities. Although we maintain insurance for damage to our property and disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses. Any disruption in our manufacturing capacity could have an adverse impact on our ability to produce sufficient inventory of our products or may require us to incur additional expenses in order to produce sufficient inventory, and therefore, may adversely affect our net sales and operating results.

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
We purchase raw materials such as steel, aluminum, and other commodities, and components, such as chassis, refrigerators, and televisions, for use in our products. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, copper, lead, rubber, lumber, and others that are integrated into our end products. Our profitability is affected by significant fluctuations in the prices of the raw materials and the components and parts we use in our products. Changes in trade policy, including tariffs, have also increased our sourcing costs, as discussed further under "Changes in trade policy, including tariffs, may materially and adversely affect our business, results of operations, and financial condition." All of these conditions could materially and adversely affect our results of operations and financial condition.

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

Changes in trade policy, including tariffs, may materially and adversely affect our business, results of operations, and financial condition.
Our business is subject to risks arising from changes in U.S. and foreign trade policy, including the imposition of tariffs, trade sanctions, import and export restrictions, and retaliatory measures by foreign governments. In recent periods, the U.S. government has imposed significant tariffs on imported goods under various legal authorities, including Section 232 of the Trade Expansion Act of 1962, Section 301 of the Trade Act of 1974, Section 338 of the Tariff Act of 1930, the International Emergency Economic Powers Act ("IEEPA") and Section 122 of the Trade Act of 1974. In February 2026, the U.S. Supreme Court struck down tariffs imposed under IEEPA, and the administration subsequently reimposed tariffs under alternative legal authority, creating continued uncertainty regarding the scope, duration, and legal basis of current and future tariff actions.

We source certain raw materials, components, and finished goods from countries subject to these tariff actions, including China, Mexico, and Canada. Tariffs on these imports have increased our cost of goods sold, and additional or increased tariffs could further raise our costs in ways that we may be unable to fully offset through price increases, supplier diversification, or other mitigation strategies, particularly in the short term. If we are unable to effectively manage the impact of tariffs and trade policy changes on our business, our results of operations, financial condition, and cash flows could be materially and adversely affected.

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
Our ability to meet our strategic objectives and otherwise grow our business will depend to a significant extent on the continued contributions of our leadership team. Our future success will also depend in large part on our ability to identify, attract, and retain other highly qualified managerial, technical, sales and marketing, operations, and customer service personnel. Competition for these individuals in our manufacturing markets is intense, and supply is limited. Since we operate in a competitive labor market, there is a risk that market increases in compensation could have an adverse effect on our business. We may not succeed in identifying, attracting, or retaining qualified personnel on a cost-effective basis. In addition, we rely on our ability to adjust production capacity through overtime, additional hiring, shortened work weeks, and headcount reductions in response to changes in demand. Labor shortages, wage inflation, or an inability to hire or reduce production employees in a timely and cost-effective manner could limit our operational flexibility and adversely affect our ability to respond to market conditions. The loss or interruption of services of any of our key personnel, inability to identify, attract, or retain qualified personnel in the future, delays in hiring qualified personnel, or any employee work slowdowns, strikes, or similar actions could make it difficult for us to conduct and manage our business and meet key objectives, which could harm our business, financial condition, and operating results.

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

Information Systems, Cybersecurity, AI, and Legal and Regulatory Risks
We rely extensively on information technology systems, and failures, disruptions, or implementation difficulties could adversely affect our business and results of operations.
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

Due to our reliance on our information systems, our business processes may be negatively impacted in the event of substantial disruption of service. In addition, continued integration and development of new systems have resulted in, and may in the future result in, operational inefficiencies that adversely impact our results of operations.

Cybersecurity incidents could result in operational disruptions, regulatory scrutiny, litigation, and reputational harm.

We and our third-party service providers collect, store, and process confidential, proprietary, personal, and regulated information in connection with our business operations. A cybersecurity incident affecting these systems could disrupt our operations and result in the unauthorized access to, loss of, or misuse of such information, which could adversely affect our business, results of operations, financial condition, and reputation.

Operating these systems in a secure manner is critical to our business operations and strategy. We have implemented measures and incurred costs intended to protect and prevent unauthorized access to or loss of sensitive data. We also have security systems in place with the intent of maintaining the physical security of our facilities.

Despite our efforts to continuously mature our cybersecurity program, our information technology and operational technology systems, and those of our third-party service providers, we are still susceptible to system shutdowns, damage, degraded performance, disruptions or other security incidents. Because the technologies used to obtain unauthorized access are constantly changing and becoming increasingly more sophisticated, including through the use of AI to conduct cyberattacks, and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement sufficient preventative measures. Misuse, leakage, falsification, or breach of security of information could result in a violation of privacy laws and damage our reputation which could, in turn, adversely affect our business or financial results. Among other things, the impact could include interruptions or delays in our ability to access information, data loss, processing inefficiencies, lost revenues or other costs resulting from shutdowns, unfavorable publicity, governmental inquiry and oversight, litigation by affected parties, and possible financial obligations for damages related to the theft or misuse of such information. Although these incidents have not historically had a significant impact on our business operations, there can be no guarantee that the actions and controls we have implemented and are implementing will be sufficient to protect our systems, information, or other property. While we maintain cybersecurity insurance to protect against potential losses arising from security incidents, the costs related to threats or disruption may not be fully insured.

Risks associated with our development, deployment, and use of artificial intelligence technologies could adversely affect our business, results of operations, and reputation.
We are increasingly evaluating and utilizing AI technologies, including generative AI, machine learning, and other automated decision-support tools, across various business functions, including product design and engineering, manufacturing and quality control, supply chain management, demand forecasting, marketing, and administrative operations. We may also incorporate AI-enabled features into our products, such as connected vehicle technologies, navigation, and user experience enhancements. While these technologies may enhance efficiency, innovation, and decision-making, their use exposes us to a number of risks.

AI systems may produce inaccurate, misleading, biased, incomplete, inconsistent, or otherwise unreliable outputs, which could adversely affect business decisions, operational execution, customer interactions, product development, forecasting, financial reporting processes, compliance activities, or other business functions. The effectiveness of AI technologies depends on the quality, availability, security, and integrity of the data on which they are trained or operate. Deficiencies in data quality, governance, or controls could negatively affect the performance and reliability of AI-enabled solutions. The use of AI may also increase risks related to intellectual property infringement, confidentiality, privacy, data protection, cybersecurity, model manipulation, unauthorized disclosure of proprietary information, and compliance with contractual obligations. Employees, contractors, vendors, or third parties may use AI tools in ways that are inconsistent with our policies or applicable laws, which could expose the Company to operational, legal, regulatory, or reputational risks.

In addition, the legal and regulatory framework governing AI is rapidly evolving in the United States and internationally. New laws, regulations, standards, or regulatory interpretations related to AI, automated decision-making, data usage, privacy, transparency, accountability, or intellectual property may increase compliance costs, require modifications to our business practices, limit our ability to develop or deploy AI solutions, or expose us to regulatory investigations, litigation, or enforcement actions. We also rely on third-party providers for certain AI-enabled technologies and services. Deficiencies, interruptions, vulnerabilities, inaccuracies, or failures associated with such technologies or providers could adversely affect our operations and business objectives. Although we have implemented governance, risk management, security, and oversight processes related to AI, these measures may not be effective in identifying or mitigating all risks associated with the use of AI technologies.

Conversely, the competitive landscape with respect to AI technologies is evolving rapidly, and our long-term success may depend in part on our ability to effectively develop, adopt, and leverage AI-enabled capabilities across our business operations and products. If we are unable to successfully identify, invest in, integrate, or scale AI technologies in a timely and effective manner, or if our competitors realize greater benefits from AI-enabled capabilities, products, services, or business processes, our competitiveness, growth prospects, operational efficiency, and customer experience may be adversely affected. Failure to incorporate AI-enabled features into our products and services at a pace consistent with market expectations or competitor offerings could reduce the attractiveness of our products to customers and negatively impact our market position. In addition, attracting and retaining personnel with the technical expertise necessary to develop, deploy, and manage AI solutions is highly competitive, and our inability to do so could limit our capacity to capitalize on AI-driven opportunities. There can be no assurance that our investments in AI technologies will yield the expected benefits or that such technologies will perform as anticipated in our business environment.

We are subject to evolving privacy and data protection laws and regulations, and failure to comply could result in regulatory penalties, litigation, or reputational harm.

We collect and process personal information and other regulated data from consumers, dealers, and employees in connection with our business operations. Consequently, we are subject to an increasingly complex and evolving framework of federal, state and international privacy and data protection laws. Compliance with these requirements may increase costs, require changes to our business practices and limit how we collect, use, share or otherwise process data. Failure to comply with these evolving requirements could result in regulatory investigations, penalties, litigation, contractual liability, or reputational harm, any of which could adversely affect our business, results of operations or financial condition.

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

Federal Motor Vehicle Safety Standards govern the design, manufacture and sale of our RV products, which standards are promulgated by the NHTSA. NHTSA requires manufacturers to recall and repair vehicles which are non-compliant with a Federal Motor Vehicle Safety Standard or contain safety defects. In addition, the U.S. Coast Guard maintains certification standards for the manufacture of our marine products, and the safety of recreational boats in the U.S. is subject to federal regulation under the Boat Safety Act of 1971, which requires boat manufacturers to recall products for replacement of parts or components that have demonstrated defects affecting safety. Marine products sold internationally must also meet applicable certification and safety standards in those jurisdictions, including European Community standards, and changes to such requirements could increase compliance costs or limit our ability to sell products in those markets. Any major recalls of our products, voluntary or involuntary, could have a material adverse effect on our results of operations, financial condition, and cash flows. While we believe we are in compliance with the foregoing laws and regulations as they currently exist, amendments to any of these regulations or the implementation of new regulations could significantly increase the cost of testing, manufacturing, purchasing, operating, or selling our products and could have a material adverse effect on our results of operations, financial condition, and cash flows. In addition, our failure to comply with present or future regulations could result in federal fines being imposed on us, potential civil and criminal liability, suspension of sales or production, or cessation of operations.

We are also subject to federal and numerous state consumer protection and unfair trade practice laws and regulations relating to the sale, transportation, and marketing of motor vehicles, including so-called "Lemon Laws." Federal and state laws and regulations also impose upon vehicle operators various restrictions on the weight, length, and width of motor vehicles, including motorhome RVs that may be operated in certain jurisdictions or on certain roadways. Certain jurisdictions also prohibit the sale of vehicles exceeding length restrictions. In addition, our manufacturing facilities are subject to regulation by the Occupational Safety and Health Administration and comparable state agencies, which conduct periodic inspections and may require us to modify our facilities or operations to comply with applicable standards. Non-compliance could result in fines, operational restrictions, or production disruptions.

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

Finally, regulations related to climate change continue to evolve. For example, federal and state authorities have various environmental control standards relating to air, water, noise pollution, greenhouse gases ("GHG"), and hazardous waste generation and disposal that affect us and our operations. Failure by us to comply with present or future laws and regulations could result in fines being imposed on us, potential civil and criminal liability, suspension of production or operations, alterations to the manufacturing process, or costly cleanup or capital expenditures, any or all of which could have a material adverse effect on our results of operations. While the SEC has submitted a proposal to rescind its federal climate disclosure rules, state-level requirements continue to develop. For example, California has enacted climate-related disclosure legislation (SB 253 and SB 261), though enforcement timelines and implementing regulations remain subject to change, and New York has adopted its Mandatory GHG Reporting Program (6 NYCRR Part 253) requiring annual emissions reports by June 1, 2027. In addition, international requirements, including the EU Corporate Sustainability Reporting Directive, the EU Corporate Sustainability Due Diligence Directive, the EU Carbon Border Adjustment Mechanism, and related frameworks, may impose disclosure and compliance obligations on our operations or supply chain. Foreign, federal, state, and local regulatory and legislative bodies have also proposed various legislative and regulatory measures relating to climate change, regulating GHG emissions, and energy policies. If such legislation is enacted, we could incur increased energy, environmental, and other costs and capital expenditures to comply with the limitations. Climate change regulation combined with public sentiment could result in reduced demand for our products, higher fuel prices, or carbon taxes, all of which could materially adversely affect our business. Due to uncertainty in the regulatory and legislative processes, as well as the scope of such requirements and initiatives, we cannot currently determine the effect such legislation and regulation may have on our products and operations.

Our sustainability commitments may impact our reputation, expose us to additional costs, or have other impacts which could adversely affect our business, financial condition, or results of operations.
Regulators, investors, employees, consumers, and other stakeholders have differing and evolving perspectives and expectations relating to sustainability practices. We periodically communicate our sustainability initiatives, which include prioritizing ethics and integrity, safety, people, inclusion and belonging, community, waste, emissions, and product stewardship. Failure to meet our commitments, respond to regulatory requirements, or advance our initiatives could adversely impact our reputation, as well as the demand for our products. In addition, achieving these initiatives may result in increased costs, which could have a material adverse impact on our business, financial condition, or results of operations. At the same time, our stakeholders have evolving, varied and sometimes conflicting expectations regarding many aspects of our business, including our operations and sustainability-related matters, and certain stakeholders, regulators, or policymakers may oppose sustainability initiatives or impose restrictions on our ability to pursue them. If we fail, or are perceived to fail, in any number of sustainability matters, or to effectively respond to changes in, or new, legal, regulatory or reporting requirements concerning climate change or other sustainability concerns, we may be subject to regulatory fines and penalties, and our reputation may suffer.

Financial Risks
An impairment in the carrying value of goodwill and trade names could negatively impact our consolidated results of operations.
Goodwill and indefinite-lived intangible assets, such as our trade names in certain instances, are recorded at fair value at the time of acquisition and are not amortized but are reviewed for impairment at least annually or more frequently if impairment indicators arise. Our determination of whether goodwill impairment has occurred is based on a comparison of each of our reporting units’ fair value with its carrying value. During the fourth quarter of Fiscal 2024, we completed our annual assessment of goodwill and indefinite-lived intangible assets and determined that the carrying value of the Chris-Craft reporting unit exceeded its fair value, resulting in a $30.3 million impairment charge, which represents the full goodwill balance attributable to the reporting unit. Although no other impairments were identified in Fiscal 2026, Fiscal 2025, or Fiscal 2024, significant and unanticipated changes in circumstances, such as significant and long-term adverse changes in business climate, deterioration in macroeconomic conditions, unanticipated competition, and/or changes in technology or markets, could require future impairment charges that could be significant and could negatively impact our results of operations.

Refer to Note 6 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K for more information regarding goodwill and intangible assets.

The terms of our notes and other debt instruments could adversely affect our operating flexibility and pose risks of default.
We incurred substantial indebtedness to finance the acquisitions of Grand Design and Newmar Corporation ("Newmar"). Our asset based revolving credit facility ("ABL Credit Facility") and Senior Secured Notes (as described in Note 8 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K) are secured by substantially all of our assets, including cash, inventory, accounts receivable, and certain machinery and equipment. We also issued unsecured convertible senior notes due 2030 ("2030 Convertible Notes") to execute a partial repurchase of other indebtedness. If a default of payment occurs, the lenders in our ABL Credit Facility or holders of our Senior Secured Notes and 2030 Convertible Notes may elect to declare all of their respective outstanding debt, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. Under such circumstances, we may not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed on our ability to incur additional debt and to take other corporate actions might significantly impair our ability to obtain other financing.

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
The trading market for our common stock depends in part on the research and reports that third-party securities analysts publish about us and the industries in which we operate. If one or more analysts cease coverage of our company, we could lose visibility in the financial markets, which could cause the price or trading volume of our securities to decline. Alternatively, one or more analysts could downgrade our common stock, provide more favorable recommendations about our competitors, or publish inaccurate or unfavorable research about our business or industry, which could also cause the trading volume or market price of our common stock to decline.

Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity.
Risk Management and Strategy
As described in Item 1A – Risk Factors, we are subject to various cybersecurity risks that could adversely affect our business, financial condition, results of operations, and reputation. We recognize the critical importance of assessing, identifying, and managing material risks associated with cybersecurity threats, and have integrated a comprehensive cybersecurity program into our broader Enterprise Risk Management (“ERM”) framework. This integration ensures that cybersecurity considerations are an integral part of our decision-making process at every level. Our cybersecurity program includes a detailed set of policies, standards, and procedures informed by an industry-leading framework established by the National Institute of Standards and Technology (“NIST CSF”). The NIST CSF provides a model that emphasizes identification, protection, detection, response, and recovery. To identify and manage risks from third parties in relation to cybersecurity, we conduct thorough cybersecurity assessments of third-party service providers, maintain an inventory of these providers and prioritize them by criticality, and include specific cybersecurity obligations in our contracts. Additionally, we continuously monitor these providers and require prompt notification of any cybersecurity incidents to manage and monitor potential risks to our business, financial condition, results of operations, and reputation.

We manage our exposure to cybersecurity risk using various methods designed to protect against, detect, and respond to cybersecurity threats. For example, we leverage threat intelligence to identify trends and inform our understanding of the cybersecurity risk landscape. We employ behavior-based email and endpoint threat detection technologies that are designed to identify and block phishing, business email compromise, and impersonation attempts. In addition, our cybersecurity team performs regular assessments of our program and conducts penetration testing to identify, evaluate, and remediate potential threats and vulnerabilities. We also engage external resources to support in the design and implementation of certain program elements, and to assist us in the prevention, detection, monitoring, mitigation, and remediation of cybersecurity risks and incidents. We have also implemented governance controls, monitoring, and acceptable-use standards addressing the adoption of artificial intelligence technologies and the associated risk of unauthorized disclosure or handling of data.

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

We do not believe we have experienced any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition, including in Fiscal 2026. However, cyber threats continue to evolve, and there can be no assurance that the actions and controls we have implemented and are implementing will be sufficient to protect our systems, information, or other property. While we maintain cybersecurity insurance to protect against potential losses arising from security incidents, the costs related to threats or disruption may not be fully insured.

Item 2. Properties.

The principal facilities used in our operations are in the following locations:

Segment	Location	Status	Primary Use
Towable RV	Elkhart, Indiana	Leased	Manufacturing(1,2)
Towable RV	Middlebury, Indiana	Owned	Manufacturing(1) and office space
Towable RV	Middlebury, Indiana	Leased	Manufacturing(1) and office space
Motorhome RV	Forest City, Iowa	Owned	Manufacturing(1) and office space
Motorhome RV	Lake Mills, Iowa	Owned	Manufacturing(1,2)
Motorhome RV	Middlebury, Indiana	Owned	Manufacturing(1)
Motorhome RV	Nappanee, Indiana	Owned	Manufacturing(1) and office space
Motorhome RV	Nappanee, Indiana	Leased	Manufacturing(1)
Marine	Bristol, Indiana	Leased	Manufacturing(1)
Marine	Bristol, Indiana	Owned	Manufacturing(1) and office space
Marine	Sarasota, Florida	Owned	Manufacturing(1) and office space
Corporate / All Other	Clearwater, Florida	Leased	Manufacturing(1) and office space
Corporate / All Other	Largo, Florida	Leased	Manufacturing(1) and office space
Corporate / All Other	Eden Prairie, Minnesota	Leased	Office space
Corporate / All Other	Forest City, Iowa	Owned	Manufacturing(1) and office space
Corporate / All Other	Savage, Minnesota	Leased	Research and development, and office space
(1)    Manufacturing includes production, warehouse, maintenance, and service center facilities.
(2) As previously announced, we plan to close these facilities in Fiscal 2027 in connection with our plans to consolidate certain manufacturing operations.

Most of our buildings are of steel or steel and concrete construction and are protected from fire with high-pressure sprinkler systems, dust collector systems, automatic fire doors, and alarm systems. All facilities are in good operating condition, suitable for their respective uses and adequate for current needs.

Under our Senior Secured Notes and ABL Credit Facility, we have encumbered substantially all of our material real property for the benefit of the lenders thereunder. For additional information, see Note 8 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K. Also see Note 9 in the Notes to Consolidated Financial Statements included in Item 8 of Part II in this Annual Report on Form 10-K for more information regarding our leased facilities.

Item 3. Legal Proceedings.
For a description of our legal proceedings, see Note 11 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures.
Not Applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is listed on the New York Stock Exchange under the ticker symbol of WGO. As of October 14, 2026, there were 1,877 shareholders of record.

Dividends
On August 12, 2026, our Board of Directors declared a quarterly cash dividend of $0.36 per share, totaling $10.2 million, to be paid on September 23, 2026 to common shareholders of record at the close of business on September 9, 2026. Dividends are generally declared each quarter, and the Board of Directors currently intends to continue to pay quarterly cash dividends; however, declaration of future dividends, if any, will be based on several factors including our financial performance, outlook, and liquidity.

Our outstanding notes, as further described in Note 8 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K, contain restrictions that may limit our ability to pay dividends.

Issuer Purchases of Equity Securities
Our ABL Credit Facility contains restrictions that may limit our ability to make distributions or payments with respect to purchases of our common stock without consent from the lenders, except for limited purchases of our common stock from employees, in the event of a significant reduction in our EBITDA or in the event of a significant borrowing on our ABL Credit Facility. Our Senior Secured Notes also contain covenants that may limit our ability to make distributions or payments with respect to purchases of our common stock. See additional information on our ABL Credit Facility and our Senior Secured Notes in Note 8 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K.

On August 17, 2022, our Board of Directors authorized a new share repurchase program in the amount of $350.0 million with no time restriction on the authorization, which took effect immediately and replaced the prior program.

During Fiscal 2026, we did not repurchase any shares under the share repurchase program. We repurchased approximately 58,000 shares of our common stock at a cost of $1.7 million to satisfy tax obligations on employee equity awards as they vested. We continually evaluate if share repurchases reflect a prudent use of our capital and, subject to compliance with our ABL Credit Facility and outstanding Senior Secured Notes, we may purchase shares in the future. As of August 29, 2026, we have $180.0 million remaining on our Board of Directors approved repurchase authorization.

Purchases of our common stock during each fiscal month of the fourth quarter of Fiscal 2026 are as follows:

Period	Total Number of Shares Purchased(1,2)	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1,2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
05/31/26-07/04/26	335	$28.96	—	$180.0
07/05/26-08/01/26	335	30.88	—	180.0
08/02/26-08/29/26	—	—	—	180.0
Total	670	$29.92	—	$180.0
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

Stock Performance Graph
The following graph compares our five-year cumulative total shareholder return (including reinvestment of dividends) with the cumulative total return on the Standard & Poor's 500 Index and the Russell 3000 Recreational Vehicles and Boats Subsector Index, which is a widely utilized industry index that is representative of our current business. It is assumed in the graph that $100 was invested in our common stock, in the Standard & Poor's 500 Index, and in the Russell 3000 Recreational Vehicles and Boats Subsector Index, on August 28, 2021, and that all dividends received within a quarter were reinvested in that quarter.

	Base Period
Company/Index	August 28, 2021	August 27, 2022	August 26, 2023	August 31, 2024	August 30, 2025	August 29, 2026
Winnebago Industries, Inc.	$100.00	$84.74	$89.66	$85.67	$53.49	$47.41
S&P 500 Index	100.00	91.33	100.87	131.27	152.11	183.71
Russell 3000 Recreational Vehicles and Boats Subsector Index	100.00	89.92	89.16	85.24	72.95	64.83
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

The year-over-year comparisons in this MD&A are as of and for the fiscal years ended August 29, 2026 and August 30, 2025, unless stated otherwise. The discussion of Fiscal 2024 results and related year-over-year comparisons as of and for the fiscal years ended August 30, 2025 and August 31, 2024 are found in Item 7 of Part II of our Form 10-K for the fiscal year ended August 30, 2025.

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

Known Trends and Uncertainties
Our business continues to be challenged by macroeconomic conditions impacting retail consumers and our dealers, such as inflation, elevated interest rates, and lower consumer confidence. These factors have contributed to lower consumer spending and reduced short-term demand for large discretionary products such as RVs and marine products. In response, our dealers continue to exercise caution when managing stocking levels. In Fiscal 2026, these trends resulted in decreased sales due to declines in unit volume. Market pressures have been observed across our portfolio and we have adjusted our production schedule to align with market demand, while also accelerating efforts to provide stronger product value for our consumers in the future.

We continue to monitor developments in international trade policy, including tariffs imposed by the United States and potential retaliatory measures by other countries, which may affect material costs, supply availability, and consumer demand. During February 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") were not authorized by the statute, and related refund processes continue to evolve. We received certain recoveries from suppliers associated with previously incurred tariff costs, which helped offset a portion of tariff-related cost increases during Fiscal 2026. In addition, we implemented pricing and other mitigation actions to reduce the impact of tariffs on our business. The tariff environment remains dynamic, and future changes in trade policy or tariff levels could adversely affect our results of operations, financial condition, or cash flows.

During our third quarter of Fiscal 2026, conflicts among the United States, Israel, and Iran intensified, contributing to higher global energy prices due to supply disruptions in the Middle East. Sustained increases in energy costs may further pressure consumer discretionary spending and demand for RV and marine products. Further, these conditions may contribute to broader inflationary pressures and delay expected interest rate reductions, or cause further increases to interest rates, which could result in higher borrowing costs for consumers.
Despite the current economic uncertainty, we believe in the long-term health of consumer demand for RV and marine products.

Results of Operations - Fiscal 2026 Compared to Fiscal 2025

Consolidated Performance Summary
The following is an analysis of changes in key items included in the statements of operations for the fiscal year ended August 29, 2026 compared to the fiscal year ended August 30, 2025:

(in millions, except per share data)	2026	% of Revenues(1)	2025	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$2,703.9	100.0%	$2,798.2	100.0%	$(94.3)	(3.4)%
Cost of goods sold	2,353.7	87.0%	2,433.1	87.0%	(79.5)	(3.3)%
Gross profit	350.2	13.0%	365.1	13.0%	(14.8)	(4.1)%
Selling, general, and administrative expenses ("SG&A")	262.3	9.7%	285.8	10.2%	(23.3)	(8.2)%
Amortization	21.7	0.8%	22.1	0.8%	(0.4)	(2.0)%
Total operating expenses	284.0	10.5%	307.9	11.0%	(23.8)	(7.7)%
Operating income	66.2	2.4%	57.2	2.0%	9.0	15.7%
Interest expense, net	20.9	0.8%	25.9	0.9%	(5.1)	(19.5)%
Loss on note repurchase (Note 8)	0.8	—%	2.0	0.1%	(1.2)	(61.0)%
Non-operating loss (income)	0.1	—%	(0.8)	(0.1)%	0.9	NM
Income before income taxes	44.4	1.6%	30.1	1.1%	14.4	47.8%
Income tax provision	9.9	0.4%	4.4	0.2%	5.6	NM
Net income	$34.5	1.2%	$25.7	0.9%	$8.8	34.3%

Diluted earnings per share	$1.21		$0.91		$0.30	33.0%
Diluted weighted average shares outstanding	28.4		28.3		0.1	0.4%
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided. In addition, percentages may not add in total due to rounding.
NM: Not meaningful.

Net revenues decreased primarily due to lower unit volume, partially offset by selective price adjustments and product mix.

Gross profit as a percentage of revenue was consistent with prior year as volume deleverage was largely offset by selective price adjustments.

Operating expenses decreased primarily due to cost reduction initiatives, partially offset by costs to support the growth of the Grand Design Motorhome business.

The loss on note repurchase recorded in the fiscal years ended August 29, 2026 and August 30, 2025 is related to the repurchase of $100.0 million of our Senior Secured Notes in both periods. Refer to Note 8 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K for further information.

The increase in the effective tax rate was primarily driven by current year state tax adjustments, increased valuation allowances, and a reduced benefit from favorable items due to higher pre-tax income.

Reportable Segment Performance Summary
Towable RV
The following is an analysis of key changes in our Towable RV segment for Fiscal 2026 and 2025:

(in millions, except ASP and units)	2026	% of Revenues(1)	2025	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$1,050.8		$1,220.2		$(169.4)	(13.9)%
Operating income	47.5	4.5%	72.7	6.0%	(25.2)	(34.7)%

Average Selling Price ("ASP")(2)	38,700		38,797		(97)	(0.3)%

Unit deliveries	2026	Product Mix(3)	2025	Product Mix(3)	Unit Change	% Change
Travel trailer	20,021	74.1%	21,714	69.7%	(1,693)	(7.8)%
Fifth wheel	6,983	25.9%	9,455	30.3%	(2,472)	(26.1)%
Total Towable RV	27,004	100.0%	31,169	100.0%	(4,165)	(13.4)%

Dealer Inventory(4)	August 29, 2026		August 30, 2025		Unit Change	% Change
Units	15,471		16,200		(729)	(4.5)%
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

Operating income as a percentage of revenues decreased primarily due to volume deleverage, higher discounts and allowances, and product mix, partially offset by selective price adjustments and cost containment initiatives.

Motorhome RV
The following is an analysis of key changes in our Motorhome RV segment for Fiscal 2026 and 2025:

(in millions, except ASP and units)	2026	% of Revenues(1)	2025	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$1,257.5		$1,159.7		$97.7	8.4%
Operating income (loss)	33.2	2.6%	(7.3)	(0.6)%	40.4	NM

ASP(2)	214,350		206,441		7,909	3.8%

Unit deliveries	2026	Product Mix(3)	2025	Product Mix(3)	Unit Change	% Change
Class A	892	15.1%	1,211	21.1%	(319)	(26.3)%
Class B	1,934	32.6%	1,682	29.3%	252	15.0%
Class C	3,099	52.3%	2,849	49.6%	250	8.8%
Total Motorhome RV	5,925	100.0%	5,742	100.0%	183	3.2%

Dealer Inventory(4)	August 29, 2026		August 30, 2025		Unit Change	% Change
Units	3,395		3,562		(167)	(4.7)%
(1)    Amounts are calculated based on unrounded numbers and therefore may not recalculate using the rounded numbers provided.
(2)    ASP excludes off-invoice dealer incentives.
(3)    Percentages may not add due to rounding differences.
(4)    Data is based on the latest information available from our dealer partners and is subject to timing of reporting and other limitations.
NM: Not meaningful.

Net revenues increased primarily due to higher unit volume, selective price adjustments, and lower discounts and allowances.

Operating income as a percentage of revenues increased primarily due to lower discounts and allowances and volume leverage.

Marine
The following is an analysis of key changes in our Marine segment for Fiscal 2026 and 2025:

(in millions, except ASP and units)	2026	% of Revenues(1)	2025	% of Revenues(1)	$ Change(1)	% Change(1)
Net revenues	$356.4		$367.8		$(11.4)	(3.1)%
Operating income	20.9	5.9%	27.7	7.5%	(6.8)	(24.5)%

ASP(2)	82,496		80,888		1,608	2.0%

Unit deliveries	2026		2025		Unit Change	% Change
Boats	4,423		4,635		(212)	(4.6)%

Dealer Inventory(3,4)	August 29, 2026		August 30, 2025		Unit Change	% Change
Units	2,510		2,687		(177)	(6.6)%
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

Operating income as a percentage of revenues decreased primarily due to volume deleverage and higher warranty expense, partially offset by selective price adjustments.

Analysis of Financial Condition, Liquidity, and Capital Resources

Cash Flows
The following table summarizes our cash flows from total operations for Fiscal 2026 and 2025:

(in millions)	2026	2025
Total cash provided by (used in):
Operating activities	$168.7	$128.9
Investing activities	(18.5)	(34.8)
Financing activities	(142.8)	(251.0)
Net (decrease) increase in cash and cash equivalents	$7.4	$(156.9)

Operating Activities
During Fiscal 2026, cash provided by operating activities was $168.7 million compared to $128.9 million in Fiscal 2025. The change in operating cash flow is primarily driven by higher profitability adjusted for non-cash items, favorable changes in accounts receivable and accounts payable balances due to timing of receipts and payments, partially offset by changes in inventory levels.

Investing Activities
Cash used in investing activities decreased primarily due to lower capital expenditures compared to the prior year.

Financing Activities
Cash used in financing activities decreased primarily due to the maturity of 2025 Convertible Notes in Fiscal 2025, combined with lower share repurchase activity in the current year. We repurchased $100.0 million of the Senior Secured Notes in both Fiscal 2025 and Fiscal 2026.

Debt and Capital
On August 20, 2026, we renewed our $350.0 million asset-based revolving credit facility ("ABL Credit Facility") with an extended maturity date of August 20, 2031, subject to certain factors which may accelerate the maturity date. As of August 29, 2026, we had no borrowings against the ABL Credit Facility and $181.4 million in cash and cash equivalents. Our cash and cash equivalent balances consist of high quality, short-term money market instruments.

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

As of August 29, 2026, we had no debt maturing in the next twelve months that is classified as current on our Consolidated Balance Sheets.

We evaluate the financial stability of the counterparties for the 2030 Convertible Notes, the Senior Secured Notes, and the ABL Credit Facility, and will continue to monitor counterparty risk on an on-going basis.

Refer to Note 8 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K for additional information.

Working Capital
Working capital as of August 29, 2026 and August 30, 2025 was $419.1 million and $465.1 million, respectively. We currently expect cash on hand, funds generated from operations, and the borrowing available under our ABL Credit Facility to be sufficient to cover both short-term and long-term operating requirements.

Capital Expenditures
We anticipate capital expenditures in Fiscal 2027 of approximately $35.0 million to $45.0 million. We will continue to support organic growth through facility improvements to support a safe operating environment, operational improvements, and investments in software and our digital capabilities. We believe cash on hand, funds generated from operations, and the borrowing capacity available under our ABL Credit Facility and other debt instruments will be sufficient to support our capital expenditures for the foreseeable future.

Share Repurchases and Dividends
We repurchase our common stock and pay dividends pursuant to programs approved by our Board of Directors. Our long-term capital allocation strategy is to first fund operations and investments in growth, maintain reasonable liquidity, maintain a leverage ratio that reflects a prudent capital structure in light of the cyclical industries we compete in, and then return excess cash over time to shareholders through dividends and share repurchases. Refer to Item 5 of Part II of this Annual Report on Form 10-K for discussion about our share repurchase program and dividend declared on August 12, 2026.

Cash Requirements
Our cash requirements within the next twelve months include accounts payable, current maturities of long-term debt, accrued expenses, purchase commitments and other current liabilities.

Our cash requirements greater than twelve months from various contractual obligations and commitments include:

Debt Obligations and Interest Payments
Refer to Note 8 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K for information regarding our debt and the timing of expected future principal and interest payments. Interest payments are based on fixed interest rates for the 2030 Convertible Notes and the Senior Secured Notes.

Operating and Finance Leases
Refer to Note 9 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K for information regarding our lease obligations and the timing of expected future payments.

Deferred Compensation Obligations
Refer to Note 10 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K for information regarding our deferred compensation plans. We expect to pay $1.2 million in the next 12 months and $4.3 million beyond 12 months.

Contracted Services
Contracted services include agreements with third-party service providers primarily for software, payroll services, and equipment maintenance services for periods up to Fiscal 2029. We expect to pay approximately $19.7 million in the next 12 months and approximately $6.2 million beyond 12 months.

Contingent Repurchase Obligations
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

Goodwill and Indefinite-lived Intangible Assets
We test goodwill and other indefinite-lived intangible assets, such as trade names, for impairment at least annually in the fourth quarter and more frequently if events or circumstances occur that would indicate an impairment may have occurred prior to the annual assessment. Our test of impairment begins by either performing a qualitative evaluation or a quantitative test:

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

During the fourth quarter of Fiscal 2026, we completed our annual assessment of goodwill and indefinite-lived intangible assets and determined that there was no indication of impairment. However, we observed a reduction in the fair value cushion for the Chris-Craft trade name, as the estimated fair value exceeded its $29.3 million carrying value by less than 10% as of the assessment date. The fair value of a trade name is determined by the relief-from-royalty method, which requires significant judgment, and includes assumptions for royalty rate, future revenue growth rates and discount rate. A 50 bps reduction rate in royalty rate, a 10% decline in sales volume, or a 100 bps increase in the discount rate would all result in the fair value approximating carrying value for the Chris-Craft trade name. A sustained decline in revenues or other adverse changes in macroeconomic or industry conditions could result in an impairment charge in a future reporting period. No impairments were recorded in Fiscal 2025. During the fourth quarter of Fiscal 2024 we determined that the carrying value of the Chris-Craft reporting unit exceeded its fair value, resulting in a $30.3 million impairment charge, which represents the full goodwill balance attributable to the reporting unit.

For further information regarding goodwill and intangible assets, see Note 6 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K.

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

A significant increase in dealership labor rates, the cost of parts, or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize. A hypothetical change of a 10% increase or decrease in our warranty liability as of August 29, 2026 would not have a material effect on our net income.

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

Interest Rate Risk
The ABL Credit Facility is our only floating rate debt instrument, which remains undrawn as of August 29, 2026.

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
Based on its assessment, management has concluded that the Company's internal control over financial reporting was effective as of August 29, 2026.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's financial statements included in this Annual Report on Form 10-K, has issued a report included herein, which expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Michael J. Happe	/s/ Bryan L. Hughes
Michael J. Happe	Bryan L. Hughes
President, Chief Executive Officer	Senior Vice President, Chief Financial Officer

October 21, 2026	October 21, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Winnebago Industries, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Winnebago Industries, Inc. and subsidiaries (the "Company") as of August 29, 2026 and August 30, 2025, the related consolidated statements of income, changes in shareholders' equity, and cash flows, for each of the three years in the period ended August 29, 2026, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 29, 2026 and August 30, 2025, and the results of its operations and its cash flows for each of the three years in the period ended August 29, 2026, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 29, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 21, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Product Warranties – Grand Design – Refer to Note 7 to the financial statements
Critical Audit Matter Description

The Company provides certain service and warranty on its products. Estimated costs related to product warranty are accrued based upon historical warranty claims and unit sales history. Estimates are adjusted as needed to reflect actual costs incurred as information becomes available. Grand Design was founded in 2013 and acquired by the Company in November 2016 and makes up the majority of the Company’s product warranty accrual as of August 29, 2026.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the product warranty for the Grand Design component included the following, among others:

•We tested the effectiveness of controls over management’s estimation of the product warranty accrual, including those over historical product warranty claim data and projected future product warranty claims.

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

Goodwill and Indefinite-Lived Intangible Assets – Barletta Goodwill and Chris-Craft Trade name – Refer to Note 6 to the financial statements
Critical Audit Matter Description

The Company tests goodwill and indefinite-lived trade names for impairment on the first day of the fourth fiscal quarter or upon the occurrence of events or changes in circumstances that indicate that the carrying amounts of the intangible assets may be impaired. The Company’s evaluation involves a comparison of the fair value to the carrying value. The Company estimates the fair value of their reporting units using a blend of the income and market approaches. The income approach involves the use of a discounted cash flow model that requires management to make significant estimates and assumptions related to forecasts of future revenues, operating margins, and discount rate. The market approach requires management to make assumptions related to earnings before interest, taxes, depreciation, and amortization (EBITDA) multiples. The Company estimates the fair value of their trade names using the relief-from-royalty method. The determination of the trade name fair value requires management to make significant estimates and assumptions related to forecasts of future revenues, discount rate, and the selection of the royalty rate. Changes in the assumptions can have a significant impact on the fair value of the reporting unit and indefinite-lived intangible and, therefore, the amount of any impairment charge, if applicable.

As of August 29, 2026, the Barletta goodwill balance was $136.1 million, and the Chris-Craft trade name balance was $29.3 million. The estimated fair value of the Barletta goodwill and Chris-Craft trade names exceeded their carrying values as of the measurement date and, therefore, no impairment was recognized.

We identified the fair value determination of the Barletta goodwill and the Chris-Craft indefinite-lived trade name as a critical audit matter due to the significant estimates and assumptions used. The assumptions used in determining the fair value include forecasted revenues and discount rates for both goodwill and the trade name, operating margins and EBITDA multiples for goodwill, and the royalty rate for the trade name. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates related to these assumptions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future revenues and operating margins and the selection of the discount rate and EBITDA multiples relating to Barletta goodwill assessment and the forecasts of future revenues and selection of the discount rate and royalty rate relating to the Chris-Craft trade name assessment included the following, among others:

•We tested the effectiveness of controls over management’s goodwill and trade name impairment evaluation, including those over the determination of fair value, such as controls related to management’s development of forecasts of future revenues and the selection of the discount rates and royalty rates.

•We inquired of appropriate individuals, both within and outside of finance, regarding the forecasted revenues and operating margins.

•We evaluated the reasonableness of management’s forecast of future revenues and operating margins by comparing the forecasts to:

–Historical revenues and operating margins.

–Internal communications to management and the Board of Directors.

–Forecasted information included in Company press releases, as well as in analyst and industry reports of the Company and companies in its peer group.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodologies, discount rates, EBITDA multiples and royalty rate by:

–Testing the mathematical accuracy of the calculations.

–Testing the source data underlying the determination of the discount rates and royalty rate selected.

–Comparing the selected discount rates to market data.

–Developing a range of independent estimates and comparable royalty transactions and comparing those to the rate selected by management.

–Comparing the EBITDA multiples selected by management to EBITDA multiples of guideline peer companies.

/s/ Deloitte & Touche LLP

Minneapolis, MN
October 21, 2026

We have served as the Company's auditor since fiscal 1986.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Winnebago Industries, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Winnebago Industries, Inc. and subsidiaries (the "Company") as of August 29, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 29, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended August 29, 2026, of the Company and our report dated October 21, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion
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

Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Minneapolis, MN
October 21, 2026

Winnebago Industries, Inc.
Consolidated Statements of Income
(in millions, except per share data)

For the fiscal year ended	August 29, 2026	August 30, 2025	August 31, 2024
Net revenues	$2,703.9	$2,798.2	$2,973.5
Cost of goods sold	2,353.7	2,433.1	2,540.0
Gross profit	350.2	365.1	433.5
Selling, general, and administrative expenses	262.3	285.8	280.0
Amortization	21.7	22.1	23.0
Goodwill impairment (Note 6)	—	—	30.3
Total operating expenses	284.0	307.9	333.3
Operating income	66.2	57.2	100.2
Interest expense, net	20.9	25.9	21.1
Loss on note repurchase (Note 8)	0.8	2.0	32.7
Non-operating loss (income)	0.1	(0.8)	8.0
Income before income taxes	44.4	30.1	38.4
Income tax provision	9.9	4.4	25.4
Net income	$34.5	$25.7	$13.0

Earnings per common share:
Basic	$1.22	$0.91	$0.44
Diluted	$1.21	$0.91	$0.44

Weighted average common shares outstanding:
Basic	28.2	28.2	29.2
Diluted	28.4	28.3	29.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Balance Sheets
(in millions, except par value)

	August 29, 2026	August 30, 2025
Assets
Current assets
Cash and cash equivalents	$181.4	$174.0
Receivables, less allowance for credit losses ($0.5 and $0.5, respectively)	153.5	192.0
Inventories, net	404.7	396.4
Prepaid expenses and other current assets	38.7	29.8
Total current assets	778.3	792.2
Property, plant, and equipment, net	317.6	333.0
Goodwill	484.2	484.2
Other intangible assets, net	435.3	456.9
Investment in life insurance	28.3	27.1
Operating lease assets	39.6	41.6
Other long-term assets	18.2	19.4
Total assets	$2,101.5	$2,154.4

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$174.1	$129.3
Accrued expenses:
Accrued compensation	43.4	41.1
Product warranties	70.8	72.9
Self-insurance	11.9	16.2
Promotional	22.6	31.0
Accrued interest and dividends	13.1	13.4
Other current liabilities	23.3	23.2
Total current liabilities	359.2	327.1
Non-current liabilities
Long-term debt, net	443.3	540.5
Deferred income tax liabilities, net	12.3	5.9
Unrecognized tax benefits	4.1	4.8
Long-term operating lease liabilities	36.3	39.3
Deferred compensation benefits, net of current portion	4.3	5.1
Other long-term liabilities	5.4	7.0
Total liabilities	864.9	929.7
Contingent liabilities and commitments (Note 11)
Shareholders' equity
Preferred stock, par value $0.01: 10.0 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $0.50: 120.0 shares authorized; 51.8 shares issued	25.9	25.9
Additional paid-in capital	214.2	203.3
Retained earnings	1,703.9	1,710.0
Accumulated other comprehensive loss	(0.4)	(0.4)
Treasury stock, at cost: 23.5 and 23.8 shares, respectively	(707.0)	(714.1)
Total shareholders' equity	1,236.6	1,224.7
Total liabilities and shareholders' equity	$2,101.5	$2,154.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Cash Flows
(in millions)

For the fiscal year ended	August 29, 2026	August 30, 2025	August 31, 2024
Operating Activities
Net income	$34.5	$25.7	$13.0
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	38.3	38.5	35.6
Amortization	21.7	22.1	23.0
Amortization of debt issuance costs	2.5	3.0	3.2
Last in, first-out ("LIFO") expense	0.1	1.8	4.2
Stock-based compensation	16.9	15.8	14.6
Deferred income taxes	6.3	2.9	8.1
Deferred compensation expense	0.6	0.7	0.9
Goodwill impairment (Note 6)	—	—	30.3
Loss on note repurchase (Note 8)	0.8	2.0	32.7
Asset impairment	—	1.2	—
Restructuring and related costs	1.6	2.9	—
Contingent consideration fair value adjustment	—	—	1.1
Payments of earnout liability above acquisition-date fair value	—	—	(14.7)
Other, net	(2.7)	(1.0)	5.4
Change in operating assets and liabilities, net of assets and liabilities acquired
Receivables, net	38.5	(8.2)	(5.2)
Inventories, net	(8.4)	40.5	27.2
Prepaid expenses and other assets	(4.3)	9.2	1.7
Accounts payable	43.7	(11.6)	(3.9)
Income taxes and unrecognized tax benefits	3.3	1.3	5.0
Accrued expenses and other liabilities	(24.7)	(17.9)	(38.3)
Net cash provided by operating activities	168.7	128.9	143.9

Investing activities
Purchases of property, plant, and equipment	(24.1)	(39.4)	(45.0)
Proceeds from the sale of property, plant, and equipment	5.6	2.2	0.4
Other, net	—	2.4	(1.3)
Net cash used in investing activities	(18.5)	(34.8)	(45.9)

Financing activities
Borrowings on long-term debt	3.0	48.8	2,652.2
Repayments on long-term debt	(103.0)	(208.7)	(2,596.0)
Payments for convertible note bond hedge	—	—	(68.7)
Proceeds from issuance of convertible note warrant	—	—	31.3
Proceeds from partial unwind of convertible note bond hedge	—	—	55.8
Payments for partial unwind of convertible note warrant	—	—	(25.3)
Payments of cash dividends	(39.9)	(38.9)	(36.8)
Payments for repurchases of common stock	(1.7)	(53.7)	(74.5)
Payments of debt issuance costs	(2.2)	—	(10.4)
Payments of earnout liability up to acquisition-date fair value	—	—	(5.8)
Other, net	1.0	1.5	1.2
Net cash used in financing activities	(142.8)	(251.0)	(77.0)

Net increase (decrease) in cash and cash equivalents	7.4	(156.9)	21.0
Cash and cash equivalents at beginning of period	174.0	330.9	309.9
Cash and cash equivalents at end of period	$181.4	$174.0	$330.9
Supplemental Disclosures

Income taxes paid, net	$0.9	$2.5	$14.4
Interest paid	22.3	29.5	29.0

Non-cash investing and financing activities
Capital expenditures in accounts payable	1.4	0.4	4.6
Dividends declared not yet paid	11.7	11.0	10.9
Increase in lease assets in exchange for lease liabilities:
Operating leases	5.5	2.7	9.8
Financing leases	—	0.2	1.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Winnebago Industries, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(in millions, except per share data)

	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Number	Amount				Number	Amount
Balances at August 26, 2023	51.8	$25.9	$197.7	$1,747.8	$(0.4)	(22.0)	$(602.9)	$1,368.1
Partial repurchase of convertible notes	—	—	(22.2)	—	—	—	—	(22.2)
Partial unwind of convertible note bond hedge	—	—	55.8	—	—	—	—	55.8
Partial unwind of convertible note warrant	—	—	(25.3)	—	—	—	—	(25.3)
Convertible note bond hedge purchase, net of tax of $16.8	—	—	(51.9)	—	—	—	—	(51.9)
Issuance of convertible note warrant	—	—	31.3	—	—	—	—	31.3
Stock-based compensation	—	—	14.5	—	—	—	0.1	14.6
Issuance of stock for employee benefit and stock-based awards, net	—	—	(5.1)	—	—	0.3	7.6	2.5
Repurchase of common stock	—	—	(0.6)	—	—	(1.3)	(74.5)	(75.1)
Common stock dividends declared; $1.27 per share	—	—	—	(37.5)	—	—	—	(37.5)
Net income	—	—	—	13.0	—	—	—	13.0
Balances at August 31, 2024	51.8	$25.9	$194.2	$1,723.3	$(0.4)	(23.0)	$(669.7)	$1,273.3
Stock-based compensation	—	—	15.6	—	—	—	0.2	15.8
Issuance of stock for employee benefit and stock-based awards, net	—	—	(6.0)	—	—	0.3	9.1	3.1
Repurchase of common stock	—	—	(0.5)	—	—	(1.1)	(53.7)	(54.2)
Common stock dividends declared; $1.37 per share	—	—	—	(39.0)	—	—	—	(39.0)
Net income	—	—	—	25.7	—	—	—	25.7
Balances at August 30, 2025	51.8	$25.9	$203.3	$1,710.0	$(0.4)	(23.8)	$(714.1)	$1,224.7
Stock-based compensation	—	—	16.8	—	—	—	0.1	16.9
Issuance of stock for employee benefit and stock-based awards, net	—	—	(5.9)	—	—	0.4	8.7	2.8
Repurchase of common stock	—	—	—	—	—	(0.1)	(1.7)	(1.7)
Common stock dividends declared; $1.41 per share	—	$—	$—	$(40.6)	$—	—	$—	$(40.6)
Net income	—	—	—	34.5	—	—	—	34.5
Balances at August 29, 2026	51.8	$25.9	$214.2	$1,703.9	$(0.4)	(23.5)	$(707.0)	$1,236.6

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

Fiscal Period
We have a 5-4-4 quarterly accounting cycle with the fiscal year ending on the last Saturday in August. All references to Fiscal 2026 refer to the 52-week period ended August 29, 2026. Fiscal 2025 refers to the 52-week period ended August 30, 2025 and Fiscal 2024 refers to the 53-week period ended August 31, 2024.

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

Goodwill and Indefinite-Lived Intangible Assets
Goodwill
Goodwill is tested for impairment at least annually, during the fourth quarter and whenever events occur or circumstances change that would indicate the carrying value may not be recoverable. Impairment testing for goodwill is performed at a reporting unit level and all goodwill is assigned to a reporting unit. Our reporting units are the same as the operating segments as defined in Note 2 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K.

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

During the fourth quarter of Fiscal 2026, we completed our annual goodwill impairment testing. We elected to rely on a qualitative assessment for the Newmar and Lithionics reporting units, and performed a quantitative analysis for the Grand Design and Barletta reporting units. As of August 29, 2026, the goodwill balances for the Grand Design, Newmar, Barletta, and Lithionics reporting units were $243.5 million, $73.1 million, $136.1 million, and $30.3 million, respectively. No impairment was identified for the fiscal years ending August 29, 2026 and August 30, 2025. For the fiscal year ended August 31, 2024, the results of our goodwill impairment testing indicated that the carrying value of the Chris-Craft reporting unit exceeded its fair value, resulting in a $30.3 million impairment charge, which represented the full goodwill balance attributable to the reporting unit. For further information regarding the Fiscal 2024 impairment charge, refer to Note 6 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K.

Trade names
We have indefinite-lived intangible assets related to the Newmar trade name within the Motorhome RV segment, the Grand Design trade name within the Towable RV segment, and the Chris-Craft and Barletta trade names within the Marine segment. We also have a finite-lived trade name intangible asset related to Lithionics within Corporate / All Other. Annually in the fourth quarter, or if conditions indicate an interim evaluation is necessary, we test indefinite-lived trade names for impairment. We have the option to first assess qualitative factors to determine whether the fair value of a trade name is “more likely than not” less than its carrying value. If it is more likely than not that an impairment has occurred, we then perform the quantitative impairment test. If we perform the quantitative test, the carrying value of the asset is compared to an estimate of its fair value to identify impairment. The fair value is determined by the relief-from-royalty method, which requires significant judgment. Actual results may differ from assumed and estimated amounts utilized in the analysis. If we conclude an impairment exists, the asset's carrying value will be written down to its fair value.

During the fourth quarter of Fiscal 2026, we completed the annual impairment testing for indefinite-lived intangible assets. We elected to rely on a qualitative assessment for the Newmar trade name, and performed a quantitative analysis for the Chris-Craft, Grand Design, and Barletta trade names. No impairment was identified for the fiscal years ended August 29, 2026, August 30, 2025, or August 31, 2024. Refer to Note 6 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K for further information regarding testing results.

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

No impairment loss of any long-lived asset was identified for the fiscal year ended August 29, 2026. During the fiscal year ended August 30, 2025, we recognized an impairment of approximately $1.2 million related to long-lived assets. No impairment loss of any long-lived asset was identified for the fiscal year ended August 31, 2024.

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

Advertising
Advertising costs, which consist primarily of trade shows and online content, were $16.8 million, $20.9 million, and $21.9 million in Fiscal 2026, 2025, and 2024, respectively. Advertising costs are included in selling, general, and administrative expenses and are expensed as incurred on the Consolidated Statements of Income.

Comprehensive Income
Comprehensive income represents the change in stockholders’ equity from transactions and other events and circumstances from sources other than shareholders. The difference between comprehensive income and net income was not material for the fiscal years ended August 29, 2026, August 30, 2025, and August 31, 2024.

Subsequent Events
In preparing the accompanying consolidated financial statements, we have evaluated subsequent events for potential recognition and disclosure through the date of this filing noting no material subsequent events.

Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires expanded disclosures primarily related to the effective tax rate reconciliation and income taxes paid. The new guidance is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. We adopted the new standard and applied the amendments retrospectively to all prior periods presented in our consolidated financial statements beginning with our annual reporting for the fiscal year ended August 29, 2026 and filings hereafter. Adoption of the new standard did not have a material impact on our consolidated results of operations, financial position or cash flows. The incremental disclosures required under the standard appear in Note 14 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes all references to software development project stages and requires entities to start capitalizing software costs when both of the following occur: (i) management has authorized and committed to funding the software project; and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The new guidance is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual periods. We are currently evaluating the impact of the standard on our consolidated financial statements and related disclosures. We will adopt the standard in our Quarterly Report on Form 10-Q in the first quarter of our fiscal year beginning August 27, 2028 and filings thereafter.

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

Our Chief Executive Officer, the CODM, regularly reviews consolidated financial results in their entirety and operating segment financial information through operating income and has ultimate responsibility for enterprise decisions. Our CODM is responsible for allocating resources and assessing the performance of the consolidated enterprise and operating segments by reviewing budget to actual comparisons within the financial package regularly provided to them. Each operating segment is allocated resources, and segment management is responsible for operating decisions and assessing performance within their respective operating segment. Capital is allocated to each operating segment by the CODM based on factors such as business size, operating segment performance (measured by operating income), strategic initiatives of both the operating segment and the enterprise, and the total available capital of the consolidated enterprise. The accounting policies of all reportable segments are the same as those described in Note 1 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K.

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

Net sales and significant expense categories included in operating income by reportable segment as well as a reconciliation to consolidated income before income taxes are as follows:

	Fiscal 2026
(in millions)	Towable RV	Motorhome RV	Marine	Segment Total	Corporate / all other	Consolidated
Net revenues(1)	$1,050.8	$1,257.5	$356.4	$2,664.7	$39.2	$2,703.9
Cost of goods sold	$911.2	$1,116.3	$302.1	$2,329.6
Selling, general, and administrative expenses(2)	$92.1	$108.0	$33.4	$233.5
Operating income (loss)	$47.5	$33.2	$20.9	$101.6	$(35.4)	$66.2
Reconciliation to income before income taxes:
Interest expense, net						(20.9)
Loss on note repurchase						(0.8)
Non-operating loss						(0.1)
Income before income taxes						$44.4

(1) See Note 12 in the Notes to Consolidated Financial Statements for more information on segment revenues.
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
(1) See Note 12 in the Notes to Consolidated Financial Statements for more information on segment revenues.
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
(1) See Note 12 in the Notes to Consolidated Financial Statements for more information on segment revenues.
(2) Includes compensation for non-production employees, selling and marketing expenses, depreciation and amortization on non-production assets, professional services, and other miscellaneous expenses.

Other financial information by reportable segment and corporate/all other is as follows:

	Fiscal 2026
(in millions)	Towable RV	Motorhome RV	Marine	Segment Total	Corporate / All Other	Consolidated
Capital expenditures	6.2	11.4	3.0	$20.6	3.5	24.1
Depreciation and amortization	$16.9	$24.6	$9.2	$50.7	$9.3	$60.0

	Fiscal 2025
(in millions)	Towable RV	Motorhome RV	Marine	Segment Total	Corporate / All Other	Consolidated
Capital expenditures	5.4	28.9	4.0	38.3	1.1	39.4
Depreciation and amortization	$17.8	$24.1	$9.0	$50.9	$9.7	$60.6

	Fiscal 2024
(in millions)	Towable RV	Motorhome RV	Marine	Segment Total	Corporate / All Other	Consolidated
Capital expenditures	6.3	22.6	5.7	34.6	10.4	45.0
Depreciation and amortization	$19.3	$20.8	$8.8	$48.9	$9.7	$58.6

(in millions)	August 29, 2026	August 30, 2025
Assets
Towable RV	$647.8	$697.0
Motorhome RV	796.6	795.7
Marine	360.1	369.7
Segment Total	1,804.5	1,862.4
Corporate / All Other	297.0	292.0
Consolidated	$2,101.5	$2,154.4

Net revenues by geography are as follows:

(in millions)	2026	2025	2024
United States	$2,540.0	$2,619.6	$2,775.1
International(1)	163.9	178.6	198.4
Net revenues	$2,703.9	$2,798.2	$2,973.5
(1) Includes revenues from dealer locations outside of the United States.

Note 3.    Investments and Fair Value Measurements

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

	Fair Value at	Fair Value Hierarchy
(in millions)	August 29, 2026	Level 1	Level 2	Level 3
Assets that fund deferred compensation:
Domestic equity funds	$1.9	$1.9	$—	$—
International equity funds	0.1	0.1	—	—
Total assets at fair value	$2.0	$2.0	$—	$—

	Fair Value at	Fair Value Hierarchy
(in millions)	August 30, 2025	Level 1	Level 2	Level 3
Assets that fund deferred compensation:
Domestic equity funds	$2.1	$2.1	$—	$—
International equity funds	0.1	0.1	—	—
Total assets at fair value	$2.2	$2.2	$—	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain non-financial assets are measured at fair value on a nonrecurring basis. These assets primarily include goodwill, intangible assets, property, plant and equipment, and right-of-use lease assets. These assets were originally recognized at amounts equal to the fair value determined at date of acquisition or purchase. If certain triggering events occur, or if an annual impairment test is required, we will evaluate the non-financial asset for impairment. If an impairment has occurred, the asset will be written down to its current estimated fair value. No impairments were recorded during Fiscal 2026. During Fiscal 2025, we recognized an impairment charge of approximately $1.2 million related to long-lived assets. During Fiscal 2024, we recognized a goodwill impairment charge of $30.3 million, representing a full impairment of the goodwill balance associated with the Chris-Craft reporting unit. No other impairments were recorded during Fiscal 2025 and 2024. Refer to Note 6 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II in this Annual Report on Form 10-K for more information regarding goodwill and intangible assets.

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

Our debt obligations are recorded at amortized cost but measured at fair value for disclosure purposes. The fair value of our debt was determined using current quoted prices in active markets for our publicly traded debt obligations, which is classified as Level 1 in the fair value hierarchy. See Note 8 in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for information about the fair value of our debt.

Note 4. Inventories

Inventories consist of the following:

(in millions)	August 29, 2026	August 30, 2025
Finished goods	$47.2	$46.8
Work-in-process	137.9	121.2
Raw materials	273.6	282.3
Total	458.7	450.3
Less: Excess of FIFO over LIFO cost	54.0	53.9
Inventories, net	$404.7	$396.4

Inventory valuation methods consist of the following:

(in millions)	August 29, 2026	August 30, 2025
LIFO basis	$173.8	$175.9
FIFO basis	284.9	274.4
Total	$458.7	$450.3

The above value of inventories, before reduction for the LIFO reserve, approximates replacement cost at the respective dates.

Note 5.     Property, Plant, and Equipment

Property, plant, and equipment is stated at cost, net of accumulated depreciation, and consists of the following:

(in millions)	August 29, 2026	August 30, 2025
Land	$14.3	$14.6
Buildings and building improvements	282.1	279.3
Machinery and equipment	184.0	180.7
Software	78.0	78.3
Transportation	7.4	7.4
Construction in progress	30.2	29.3
Property, plant, and equipment, gross	596.0	589.6
Less: Accumulated depreciation	278.4	256.6
Property, plant, and equipment, net	$317.6	$333.0

Depreciation expense was $38.3 million, $38.5 million, and $35.6 million for Fiscal 2026, 2025, and 2024, respectively.

Note 6.    Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually during the fourth quarter and more frequently if events or changes in circumstances indicate an impairment may have occurred prior to the annual assessment. No impairments were identified during Fiscal 2026 and 2025. However, during Fiscal 2026, we observed a reduction in the fair value cushion for the Chris-Craft trade name, as the estimated fair value exceeded its $29.3 million carrying value by less than 10%. A sustained decline in revenues, or other adverse changes in macroeconomic or industry conditions could result in an impairment charge in a future reporting period. During our Fiscal 2024 impairment assessment, we recognized a $30.3 million impairment charge within the marine segment equal to the full carrying value of goodwill associated with the Chris-Craft reporting unit. The amount of accumulated impairments to goodwill as of August 29, 2026 and August 30, 2025 was $30.3 million.

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

The carrying value of goodwill by reportable segment as of August 29, 2026 and August 30, 2025 are as follows:

(in millions)	Towable RV	Motorhome RV	Marine	Corporate / All Other	Total
Goodwill	$244.7	$73.1	$136.1	$30.3	$484.2

Other intangible assets, net of accumulated amortization, consist of the following:

	August 29, 2026
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Indefinite-lived trade names	$352.3	$—	$352.3
Finite-lived trade name	4.1	1.9	2.2
Dealer networks/customer relationships	183.6	122.7	60.9
Backlog	43.6	43.6	—
Developed technology	38.3	18.4	19.9
Non-compete agreements	6.6	6.6	—
Other intangible assets	$628.5	$193.2	$435.3

	August 30, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Indefinite-lived trade names	$352.3	$—	$352.3
Finite-lived trade name	4.1	1.4	2.7
Dealer networks/customer relationships	183.6	107.1	76.5
Backlog	43.6	43.6	—
Developed technology	38.3	12.9	25.4
Non-compete agreements	6.6	6.6	—
Other intangible assets	$628.5	$171.6	$456.9

The weighted average remaining amortization period for finite-lived intangible assets as of August 29, 2026 was approximately four years.

Estimated future amortization expense related to finite-lived intangible assets is as follows:

(in millions)	Amortization
Fiscal 2027	$21.7
Fiscal 2028	21.4
Fiscal 2029	15.5
Fiscal 2030	12.3
Fiscal 2031	7.8
Thereafter	4.3
Total amortization expense remaining	$83.0

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

Changes in the product warranty liability are as follows:

(in millions)	2026	2025	2024
Balance at beginning of year	$72.9	$78.9	$97.8
Provision	94.1	94.4	83.0
Claims paid	(96.2)	(100.4)	(101.9)
Balance at end of year	$70.8	$72.9	$78.9

Note 8. Debt

The following table summarizes our outstanding debt:

(in millions)	August 29, 2026	August 30, 2025
ABL Credit Facility	$—	$—
Senior Secured Notes	100.0	200.0
2030 Convertible Notes	350.0	350.0
Total debt, gross	450.0	550.0
Unamortized debt issuance cost, net	(6.7)	(9.5)
Long-term debt, net	$443.3	$540.5
Credit Agreements
On August 20, 2026, we amended and restated in its entirety our existing asset-based revolving credit facility evidenced by that certain Second Amended and Restated Credit Agreement ("Existing ABL Credit Facility") dated as of July 15, 2022 with a new asset based revolving credit facility evidenced by a Third Amended and Restated Credit Agreement dated as of August 20, 2026 ("ABL Credit Facility") to among other things, extend the maturity date applicable under the Existing ABL Credit Facility from July 15, 2027 to August 20, 2031 (subject to certain factors which may accelerate the maturity date). The $350.0 million credit facility is on a revolving basis, subject to availability under a borrowing base consisting of eligible accounts receivable and eligible inventory. The ABL Credit Facility is available for issuance of letters of credit to a specified limit of $35.0 million. We pay a commitment fee of 0.25% based on the average daily amount of the facility available, but unused during the most recent quarter. We can elect to base the interest rate on various rates plus specific spreads depending on the borrowing amount outstanding. If drawn, interest on ABL Credit Facility borrowings is at a floating rate based upon our election, either term SOFR or REVSOFR30 (as defined in the ABL Credit Facility agreement), plus an applicable spread between 1.25% and 1.75%, depending on the availability of the facility during the most recent quarter. Based on current availability, we would pay an applicable spread of 1.25%. In connection with the amendment, we capitalized $2.2 million of issuance costs that are being amortized over the five-year term of the ABL Credit Facility.

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

The initial conversion rate of the 2030 Convertible Notes was 11.3724 shares of common stock per $1,000 principal amount of 2030 Convertible Notes, which is equal to an initial conversion price of approximately $87.93 per share. The conversion rate is subject to adjustment upon the occurrence of events specified in the Indenture to the 2030 Convertible Notes but will not be adjusted for accrued and unpaid interest on any 2030 Convertible Note being converted. In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture to the 2030 Convertible Notes) during the make-whole fundamental change conversion period (as defined in the Indenture to the 2030 Convertible Notes), we will, in certain circumstances, increase the conversion rate by the number of additional shares described in the Indenture to the 2030 Convertible Notes for a holder that elects to convert such holder’s 2030 Convertible Notes in connection with such make-whole fundamental change. As of August 29, 2026, there have been no changes to the initial conversion rate.

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

Accounting Treatment of the 2030 Convertible Notes and Related 2030 Hedge Transactions and 2030 Warrant Transactions
The 2030 Convertible Notes are accounted for as a single liability measured at amortized cost. Interest expense, representing the amortization of the $10.2 million of debt issuance costs as well as the contractual interest expense, are amortized using an effective interest rate of 3.8% over the term of the 2030 Convertible Notes. We recorded $13.0 million of interest expense during each of Fiscal 2026 and 2025.

The net after-tax cost incurred in connection with the 2030 Call Spread Transactions was $20.6 million. These transactions are classified as equity and are not remeasured each reporting period.

Fair Value and Future Maturities

The fair value of outstanding debt obligations, gross is as follows:

(in millions)	August 29, 2026	August 30, 2025
ABL Credit Facility	$—	$—
Senior Secured Notes	100.0	199.6
2030 Convertible Notes	324.0	313.8
Total debt, gross	$424.0	$513.4

Aggregate contractual maturities of debt in future fiscal years are as follows:

(in millions)	Amount
Fiscal 2027	$—
Fiscal 2028	100.0
Fiscal 2029	—
Fiscal 2030	350.0
Fiscal 2031	—
Thereafter	—
Total debt, gross	$450.0

We were in compliance with all of our financial debt covenants as of August 29, 2026.

Note 9. Leases

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

The supplemental balance sheet information related to our leases is as follows:

(in millions)	Classification	August 29, 2026	August 30, 2025
Assets
Operating leases	Operating lease assets	$39.6	$41.6
Finance leases	Other long-term assets	6.7	7.9
Total lease assets		$46.3	$49.5

Liabilities
Current: Operating leases	Other current liabilities	$8.1	$7.5
Current: Finance leases	Other current liabilities	1.9	1.8
Non-Current: Operating leases	Long-term operating lease liabilities	36.3	39.3
Non-Current: Finance leases	Other long-term liabilities	4.4	6.3
Total lease liabilities		$50.7	$54.9

Operating lease costs incurred are as follows:

(in millions)	Classification	2026	2025	2024
Operating lease expense(1)	Costs of goods sold and SG&A	$12.8	$12.5	$11.8
Finance lease cost:
Depreciation of lease assets	Costs of goods sold and SG&A	1.2	1.2	1.1
Interest on lease liabilities	Interest expense, net	0.5	0.6	0.6
Total lease cost		$14.5	$14.3	$13.5
(1) Operating lease expense includes short-term leases and variable lease payments, which are immaterial.

Our future lease commitments as of August 29, 2026 included the following related party and non-related party leases:

	Operating Leases			Financing Leases
(in millions)	Related Party Amount(1,2)	Non-Related Party Amount	Total	Non-Related Party Amount
Fiscal 2027	$2.3	$8.2	$10.5	$2.2
Fiscal 2028	2.3	7.8	10.1	2.5
Fiscal 2029	2.3	7.4	9.7	1.0
Fiscal 2030	2.3	6.2	8.5	0.8
Fiscal 2031	2.3	5.6	7.9	0.5
Thereafter	0.9	4.8	5.7	—
Total future undiscounted lease payments	12.4	40.0	52.4	7.0
Less: Interest	1.9	6.1	8.0	0.7
Total reported lease liabilities	$10.5	$33.9	$44.4	$6.3
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

Additional information related to our leases is as follows:

	2026	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8.0	$7.9	$5.9
Operating cash flows from financing leases	$0.5	$0.6	$0.6
Financing cash flows from financing leases	$1.8	$1.6	$1.4
Weighted average remaining lease term (in years):
Operating leases	5.3	6.0	7.0
Finance leases	2.9	3.8	4.7
Weighted average discount rate:
Operating leases	6.4%	6.4%	6.4%
Finance leases	6.5%	6.5%	6.5%

Note 10. Employee and Retiree Benefits

Deferred compensation benefits are as follows:

(in millions)	August 29, 2026	August 30, 2025
Non-qualified deferred compensation	$2.9	$3.9
Supplemental executive retirement plan	0.6	0.8
Executive deferred compensation plan	2.0	2.2
Total deferred compensation benefits	5.5	6.9
Less current portion(1)	1.2	1.8
Deferred compensation benefits, net of current portion	$4.3	$5.1
(1)    Included in accrued compensation on the Consolidated Balance Sheets.

Deferred Compensation Benefits
Non-Qualified Deferred Compensation
We have a non-qualified deferred compensation program which permitted key employees to annually elect to defer a portion of their compensation until their retirement. The plan has been closed to any additional deferrals since January 2001. The retirement benefit to be provided is based upon the amount of compensation deferred and the age of the individual at the time of the contracted deferral. An individual generally vests at age 55 and 5 years of participation under the plan. For deferrals prior to December 1992, vesting occurs at the later of age 55 and 5 years of service from first deferral or 20 years of service. Deferred compensation expense was not material for the fiscal years ended August 29, 2026, August 30, 2025, and August 31, 2024.

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

To assist in funding the deferred compensation and SERP liabilities, we have invested in COLI policies. The cash surrender value of these policies is presented in investment in life insurance in the Consolidated Balance Sheets and consists of the following:

(in millions)	August 29, 2026	August 30, 2025
Cash value	$64.5	$62.2
Borrowings	(36.2)	(35.1)
Investment in life insurance	$28.3	$27.1

Executive Deferred Compensation Plan
In December 2006, we adopted the Winnebago Industries, Inc. Executive Deferred Compensation Plan (the "Executive Deferred Compensation Plan"). Under the Executive Deferred Compensation Plan, corporate officers and certain key employees may annually choose to defer up to 50% of their salary and up to 100% of their cash incentive awards. The assets are presented as other long-term assets in the Consolidated Balance Sheets. Such assets for each period ended August 29, 2026 and August 30, 2025 was $2.0 million and $2.2 million, respectively.

Profit Sharing Plan
We have a qualified profit sharing and contributory 401(k) plan for eligible employees. The plan provides matching contributions made by Winnebago Industries and discretionary contributions as approved by the Board of Directors. Matching contributions to the plan for Fiscal 2026, 2025, and 2024 were $14.4 million, $14.4 million, and $15.0 million, respectively. No discretionary contributions were approved in Fiscal 2026, 2025, or 2024.

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

Our repurchase agreements generally provide that, in the event of default by the dealer on the agreement to pay the lending institution, we will repurchase the financed merchandise. The terms of these agreements, which generally can last up to 24 months, provide that our liability will be the lesser of remaining principal owed by the dealer to the lending institution, or dealer invoice less periodic reductions based on the time since the date of the original invoice. Our liability cannot exceed 100% of the dealer invoice. In certain instances, we also repurchase inventory from dealers due to state law or regulatory requirements that govern voluntary or involuntary relationship terminations. Although laws vary from state to state, some states have laws in place that require manufacturers of recreational vehicles or boats to repurchase current inventory if a dealership exits the business. The total contingent liability on all repurchase agreements was approximately $1,576.6 million and $1,640.0 million as of August 29, 2026 and August 30, 2025, respectively.

Our loss reserve for repurchase commitments contains uncertainties because the calculation requires management to make assumptions and apply judgment regarding a number of factors. Our risk of loss related to these repurchase commitments is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous dealers and lenders. The aggregate contingent liability related to our repurchase agreements represents all financed dealer inventory at the period-end reporting date subject to a repurchase agreement, net of the greater of periodic reductions per the agreement or dealer principal payments. Based on these repurchase agreements and our historical loss experience, an associated loss reserve is established which is included in other current liabilities on the Consolidated Balance Sheets. Our repurchase accrual was $1.3 million and $1.6 million as of August 29, 2026 and August 30, 2025, respectively. Repurchase risk is affected by the credit worthiness of our dealer network. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to establish the loss reserve for repurchase commitments.

There was no material activity related to repurchase agreements during Fiscal 2026, 2025, and 2024.

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

Note 12. Revenue Recognition

All operating revenue is generated from contracts with customers. Our primary revenue source is generated through the sale of manufactured towable RV units, motorhome RV units and marine units to our independent dealer network (our customers). The following table disaggregates revenue by reportable segment and product category:

(in millions)	2026	2025	2024
Net Revenues
Towable RV:
Fifth Wheel	$470.8	$606.0	$656.6
Travel Trailer	544.7	581.2	627.5
Other(1)	35.3	33.0	34.7
Total Towable RV	1,050.8	1,220.2	1,318.8
Motorhome RV:
Class A	417.2	460.0	545.8
Class B	237.9	173.7	267.7
Class C and Other(1)	602.4	526.0	466.3
Total Motorhome RV	1,257.5	1,159.7	1,279.8
Marine	356.4	367.8	325.5
Corporate / All Other(2)	39.2	50.5	49.4
Consolidated	$2,703.9	$2,798.2	$2,973.5
(1)    Relates to parts, accessories, and services.
(2)    Relates to units, parts, accessories, and services associated with Winnebago specialty vehicles. In addition, this activity includes Lithionics battery sales, including the related systems and accessories, that are sold directly to external customers.

We do not have material contract assets or liabilities. Allowances for uncollectible receivables are established based on historical collection trends, write-off history, consideration of current conditions and expectations for future economic conditions.

Concentration of Risk
No single dealer organization accounted for more than 10% of net revenues for Fiscal 2026, 2025, and 2024.

Note 13. Stock-Based Compensation Plans

On December 11, 2018 our shareholders approved the 2019 Omnibus Incentive Plan. The 2019 Omnibus Incentive Plan was most recently amended and restated effective December 16, 2025 ("Restated Plan"). The Restated Plan continues to allow us to grant or issue stock options, restricted share awards, restricted stock unit awards, and other equity awards to key employees and to non-employee directors. The Restated Plan increased the number of shares of our common stock that may be awarded and issued under the Restated Plan by 820,000. As of August 29, 2026, 2.7 million shares remain available for future issuance, which will be increased by the number of shares subject to any outstanding awards under the Restated Plan or the 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan (“2014 Plan”) that expire or are forfeited or canceled. Full value awards granted under the Restated Plan will count as two shares against the share reserve. Outstanding Awards under the 2014 Plan will continue to be subject to the terms of the 2014 Plan, as applicable. Shares remaining available for future awards under the 2014 Plan were not carried over into the Restated Plan.

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

Dividend equivalents are granted in connection with restricted stock unit awards, which accrue on the same basis as dividends payable on the shares of our common stock during the vesting period. No dividend equivalents are paid on any restricted stock units that are forfeited prior to the vesting date.

Our Employee Stock Purchase Plan ("ESPP") permits employees to purchase our common stock at a 15% discount from the lesser of the market price on the first day of semi-annual purchase periods and the market price on the last day of such purchase periods. In Fiscal 2026 and 2025, approximately 85,000 shares and 75,000 shares, respectively, were purchased through the ESPP. Plan participants had accumulated $0.4 million and $0.5 million for periods ended August 29, 2026 and August 30, 2025, respectively, to purchase our common stock pursuant to this plan. As of August 29, 2026, a total of 750,000 shares were authorized for issuance and approximately 394,000 shares remain available for future issuance under the ESPP.

Compensation expense associated with share-based awards is recognized over the requisite service or performance period of the award, unless accelerated by certain retirement eligibility provisions. Forfeitures are recorded when they occur. Total stock-based compensation expense for the past three fiscal years consisted of the following components:

(in millions)	2026	2025	2024
Share awards:
Time-based	$12.2	$11.2	$11.6
Performance-based	1.4	1.6	0.5
Stock options	2.3	1.8	1.4
Other(1)	1.0	1.2	1.1
Total stock-based compensation expense	$16.9	$15.8	$14.6
(1)    Includes stock-based compensation expense related to Board of Directors stock award expense and ESPP expense. Directors may elect to defer all or part of their annual retainer into a deferred compensation plan. The plan allows them to defer into either money units or stock units.

Restricted Stock Units - Time-Based
The fair value of time-based restricted stock units is determined based on the closing market price of our stock on the date of grant. A summary of the status of nonvested time-based restricted stock units at August 29, 2026, and changes during Fiscal 2026, is as follows:

	Shares(1)	Weighted Average Fair Value
Outstanding at August 30, 2025	423,620	$55.63
Granted	399,397	$30.97
Vested	(176,511)	$57.70
Forfeited/canceled	(49,407)	$38.66
Outstanding at August 29, 2026	597,099	$39.92
(1)    Number of shares in the above table are shown in whole numbers.

As of August 29, 2026, there was $7.7 million of unrecognized compensation expense related to nonvested time-based restricted stock units that are expected to be recognized over a weighted average period of 0.9 years. The total fair value of restricted stock units vested during Fiscal 2026, 2025, and 2024 was $5.3 million, $10.6 million, and $8.4 million, respectively.

Restricted Stock Units - Performance-Based
The fair value of performance-based restricted stock units is determined based on the closing market price of our stock on the date of grant. A summary of the status of our nonvested performance-based restricted stock units at August 29, 2026, and changes during Fiscal 2026, is as follows:

	Shares(1)	Weighted Average Fair Value
Outstanding at August 30, 2025	306,363	$58.08
Granted	199,435	$30.75
Vested	—	$—
Forfeited/canceled	(134,030)	$55.53
Outstanding at August 29, 2026	371,768	$44.34
(1)    Number of shares in the above table are shown in whole numbers.

As of August 29, 2026, there was $2.1 million of unrecognized compensation expense related to nonvested performance-based restricted stock units that are expected to be recognized over a weighted average period of 1.3 years. There were no performance-based restricted stock units vested during Fiscal 2026. The total fair value of performance-based restricted stock units vested during Fiscal 2025 and 2024 was $1.4 million, and $4.5 million, respectively.

Stock Options
A summary of stock option activity for Fiscal 2026 is as follows:

	Stock Options(1)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at August 30, 2025	484,239	$49.94
Granted	180,017	$30.75
Exercised	(27,300)	$23.78
Forfeited/canceled	(26,404)	$47.03
Outstanding at August 29, 2026	610,552	$45.58	5.9	$—

Exercisable at August 29, 2026	370,466	$50.10	4.1	$—
(1)    Number of shares in the above table are shown in whole numbers.

As of August 29, 2026, there was $0.8 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted average period of 0.9 years.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Valuation Assumptions(1)	2026	2025	2024
Expected dividend yield	4.6%	2.3%	2.1%
Risk-free interest rate(2)	3.6%	3.8%	4.6%
Expected life of stock options (in years)(3)	5	5	5
Expected stock price volatility(4)	50.2%	49.2%	50.8%
Weighted average fair value of options granted	$10.22	$23.61	$25.10
(1)    Forfeitures are recorded when they occur.
(2)    Based on U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.
(3)    Estimated based on historical experience.
(4)    Based on historical experience over a term consistent with the expected life of the stock options.

Note 14. Income Taxes

Income tax expense consisted of the following:

(in millions)	2026	2025	2024
Current
Federal	$—	$(0.8)	$10.4
State	3.6	2.3	6.9
Total	3.6	1.5	17.3
Deferred
Federal	5.5	5.3	7.1
State	0.8	(2.4)	1.0
Total	6.3	2.9	8.1
Income tax provision	$9.9	$4.4	$25.4

As of August 29, 2026 and August 30, 2025, $4.0 million and $7.3 million of U.S. federal income taxes receivable was included in prepaid expenses and other current assets on the Consolidated Balance Sheets, respectively.

The following table provides a reconciliation of the U.S. statutory income tax rate to our effective income tax rate:

	2026		2025		2024
U.S. federal statutory rate	$9.3	21.0%	$6.3	21.0%	$8.0	21.0%
State taxes, net of federal benefit (1)(2)(3)	3.9	8.8%	(0.8)	(2.5)%	6.1	15.9%
Effect of cross border tax laws
Foreign-derived intangible income	—	—%	—	—%	(0.4)	(0.9)%
Income tax credits
R&D tax credit	(2.7)	(6.3)%	(1.9)	(6.4)%	(3.3)	(8.8)%
FMLA tax credit	(0.3)	(0.7)%	(0.4)	(1.3)%	(0.3)	(0.7)%
Other income tax credits	—	(0.1)%	—	(0.2)%	(0.1)	(0.4)%
Changes in valuation allowance	(0.5)	(1.1)%	—	—%	0.6	1.6%
Nontaxable or nondeductible items
Nondeductible executive compensation	2.1	4.8%	2.3	7.6%	2.5	6.6%
Nontaxable life insurance income	(0.4)	(1.0)%	(0.4)	(1.2)%	(0.4)	(1.1)%
Nondeductible debt inducement	—	—%	—	—%	7.5	19.4%
Nondeductible goodwill impairment	—	—%	—	—%	6.4	16.6%
Changes in unrecognized tax benefits	(1.4)	(3.1)%	(1.3)	(4.4)%	(1.5)	(3.9)%
Other items	(0.1)	—%	0.6	1.9%	0.3	0.9%
Effective tax provision rate	$9.9	22.3%	$4.4	14.5%	$25.4	66.2%
(1) State taxes in California, Florida, Tennessee, Alabama, Indiana, and Iowa made up the majority (greater than 50%) of the tax effect in this category in Fiscal 2026.
(2) State taxes in California, Iowa, and Indiana made up the majority (greater than 50%) of the tax effect in this category in Fiscal 2025.
(3) State taxes in Indiana, Florida, Texas, California, Iowa, and Tennessee made up the majority (greater than 50%) of the tax effect in this category in Fiscal 2024.

Our effective tax rate increased to 22.3% in Fiscal 2026 compared to 14.5% in Fiscal 2025. The increase was primarily driven by current year state tax adjustments, increased valuation allowances, and a reduced benefit from favorable items due to higher pre-tax income.

The tax effects of temporary differences that give rise to deferred income taxes were as follows:

(in millions)	August 29, 2026	August 30, 2025
Warranty reserves	$17.4	$17.9
Deferred compensation	1.6	1.7
Self-insurance reserve	2.6	3.6
Stock-based compensation	4.9	4.2
Leases	12.4	13.4
Convertible notes	11.1	13.7
Capitalized research and development costs	22.9	29.6
Credit carryforwards	8.3	4.5
NOL carryforwards	15.4	3.4
Interest limitation	10.1	12.5
Other	7.7	7.7
Valuation allowance	(1.9)	(1.8)
Total deferred tax assets	112.5	110.4
Intangibles	85.2	73.3
Depreciation	28.3	30.9
Leases	11.3	12.1
Total deferred tax liabilities	124.8	116.3
Total deferred income tax liabilities, net	$12.3	$5.9

Changes in the unrecognized tax benefits are as follows:

(in millions)	2026	2025	2024
Balance at beginning of year	$4.4	$4.9	$5.5
Gross decreases-tax positions in a prior year	(1.7)	(1.3)	(1.7)
Gross increases-tax positions in a prior year	0.2	—	0.2
Gross increases-current year tax positions	1.0	0.8	0.9
Balance at end of year	3.9	4.4	4.9
Accrued interest and penalties	0.2	0.4	0.5
Total unrecognized tax benefits	$4.1	$4.8	$5.4

If the remaining uncertain tax positions are ultimately resolved favorably, $3.9 million of unrecognized tax benefits would have a favorable impact on our effective tax rate. It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense.

We file a U.S. Federal tax return, as well as returns in various international and state jurisdictions. Although certain years are no longer subject to examination by the Internal Revenue Service ("IRS") and various state taxing authorities, net operating loss carryforwards generated in those years may still be adjusted upon examination by the IRS or state taxing authorities. As of August 29, 2026, our federal returns from Fiscal 2023 to present are subject to review by the IRS. With limited exception, state returns from Fiscal 2022 to present continue to be subject to review by state taxing jurisdictions. Several years may lapse before an uncertain tax position is audited and finally resolved and it is difficult to predict the outcome of such audits. We believe we have adequately reserved for our exposure to potential additional payments for uncertain tax positions in our liability for unrecognized tax benefits.

Income taxes paid, net, consisted of the following:

	2026	2025	2024
Federal	$—	$—	$8.2
State	0.9	2.5	6.2
Total	$0.9	$2.5	$14.4

Income tax paid, net of refunds, exceeded 5% of total income taxes paid, net of refunds, in the following jurisdictions:

(in millions)	2026	2025	2024
Alabama	$0.1	$0.3	*
California	0.1	0.1	*
Florida	0.3	0.3	1.0
Georgia	0.1	0.2	*
Idaho	(0.1)	*	*
Indiana	(0.1)	*	*
Iowa	(0.2)	(0.2)	*
Louisiana	0.1	*	*
Maryland	0.1	*	*
Massachusetts	(0.5)	*	*
Missouri	0.1	0.2	*
New York	(0.1)	*	*
North Carolina	0.2	0.1	*
Pennsylvania	0.1	0.2	*
South Carolina	0.1	0.2	*
Tennessee	0.4	0.2	*
Texas	0.3	0.2	0.7
Wisconsin	(0.1)	*	*
*Jurisdiction below the threshold for the period presented.

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

During Fiscal 2026, none of the relevant provisions of the OBBBA had a significant impact on our consolidated financial statements. The OBBBA is not expected to have a material impact on our consolidated financial statements in future periods.

Note 15. Earnings per Share

Basic and diluted earnings per share are calculated as follows:

(in millions, except per share data)	2026	2025	2024
Earnings per share - basic
Net income	$34.5	$25.7	$13.0
Weighted average common shares outstanding	28.2	28.2	29.2
Basic earnings per common share(1)	$1.22	$0.91	$0.44

Earnings per share - diluted
Net income	$34.5	$25.7	$13.0
Diluted net income	$34.5	$25.7	$13.0

Weighted average common shares outstanding	28.2	28.2	29.2
Dilutive impact of stock compensation awards	0.2	0.1	0.3
Weighted average common shares outstanding, assuming dilution	28.4	28.3	29.5

Anti-dilutive securities excluded from weighted average diluted common shares outstanding	0.5	0.5	0.2

Diluted earnings per common share(1)	$1.21	$0.91	$0.44
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

Evaluation of Internal Control Over Financial Reporting
Management's report on internal control over financial reporting as of August 29, 2026 is included within Item 8 of Part II in this Annual Report on Form 10-K and is incorporated herein by reference. The report of Deloitte & Touche LLP on the effectiveness of internal control over financial reporting is included within Item 8 of Part II in this Annual Report on Form 10-K and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting
There were no significant changes in internal control over financial reporting during the quarter ended August 29, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
During the three months ended August 29, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Reference is made to the table entitled "Information about our Executive Officers" in Part I of this Annual Report on Form 10-K and to the information included under the captions Corporate Governance, Proposal 1 – Election of Directors, Delinquent Section 16(a) Reports, and Insider Trading Policy; Anti-Hedging and Anti-Pledging Policy in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 15, 2026, which information is incorporated by reference herein.

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

Item 11. Executive Compensation.
Reference is made to the information included under the captions Director Compensation, Compensation Discussion and Analysis, Compensation Tables and Narrative Disclosures, Estimated Change in Control or Termination Payments and Benefits at the End of Fiscal 2026, and CEO Pay Ratio Disclosure in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 15, 2026, which information is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Reference is made to the share ownership information and table entitled Security Ownership of Certain Beneficial Owners and Management and the information included under the caption Equity Compensation Plan Information included in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 15, 2026, which information is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Reference is made to the information included under the caption Corporate Governance in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 15, 2026, which information is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services.
Information about fees and services billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) is included under the caption Independent Registered Public Accountant's Fees and Services in our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held December 15, 2026, which information is incorporated by reference herein.

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
10.3
Winnebago Industries, Inc. Amended and Restated 2019 Omnibus Incentive Plan, previously filed as Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A filed on November 4, 2025 (Commission File Number 001-06403) and incorporated by reference herein.*
		DEF 14A	A	11/04/2025
10.4
Winnebago Industries, Inc. Amended and Restated Employee Stock Purchase Plan (as of October 15, 2025) and previously filed as Appendix B to the Registrant's Proxy Statement on Schedule 14A filed on November 4, 2025 (Commission File Number 001-06403) and incorporated by reference herein.*
		DEF 14A	B	11/04/2025
10.5
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
		10-Q	10.1	06/28/2013
10.6	Winnebago Industries, Inc. Directors' Deferred Compensation Plan, as Amended on May 17, 2023.*	10-K	10.9	10/23/2024

Exhibit No.		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
10.7
Winnebago Industries, Inc. Profit Sharing and Deferred Savings Investment Plan previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1985 (Commission File Number 001-06403), and incorporated by reference herein, and the Amendment dated July 1, 1995 and incorporated by reference herein.*
		10-K	10.C	11/22/1995
10.8	Form of Non-Qualified Stock Option Agreement under Winnebago Industries, Inc. 2014 Omnibus Equity, Performance Award, and Incentive Compensation Plan (Fiscal 2019 awards and later).*	10-Q	10.b	12/20/2018
10.9	Form of Non-Qualified Stock Option Agreement under Winnebago Industries, Inc. 2019 Omnibus Incentive Plan (Fiscal 2022 awards and later).*	10-K	10j	10/19/2022
10.10	Form of Non-Qualified Stock Option Agreement under Winnebago Industries, Inc. 2019 Omnibus Incentive Plan (Fiscal 2023 awards and later).*	10-K	10k	10/19/2022
10.11	Form of Non-Qualified Stock Option Agreement under Winnebago Industries, Inc. 2019 Omnibus Incentive Plan (Fiscal 2024 awards and later).*	10-K	10.11	10/18/2023
10.12	Form of Non-Qualified Stock Option Agreement under Winnebago Industries, Inc. Amended and Restated 2019 Omnibus Incentive Plan (Fiscal 2025 awards and later).*	10-K	10.15	10/23/2024
10.13	Form of Non-Qualified Stock Option Agreement under Winnebago Industries, Inc. Amended and Restated 2019 Omnibus Incentive Plan (Fiscal 2026 awards and later).*	10-K	10.14	10/22/2025
10.14	Form of Restricted Stock Unit Award Agreement (Executives) under Winnebago Industries, Inc. 2019 Omnibus Incentive Plan (Fiscal 2024 awards and later).*	10-K	10.14	10/18/2023
10.15	Form of Restricted Stock Unit Award Agreement (Executives) under Winnebago Industries, Inc. Amended and Restated 2019 Omnibus Incentive Plan (Fiscal 2025 awards and later).*	10-K	10.19	10/23/2024
10.16	Form of Restricted Stock Unit Award Agreement (Executives) under Winnebago Industries, Inc. Amended and Restated 2019 Omnibus Incentive Plan (Fiscal 2026 awards and later).*	10-K	10.18	10/22/2025
10.17	Form of Restricted Stock Unit Award Agreement (Non-Employee Director) under Winnebago Industries, Inc. Amended and Restated 2019 Omnibus Incentive Plan (Fiscal 2025 awards and later).*	10-K	10.24	10/23/2024
10.18	Form of Change in Control Agreement.*	10-Q	10.f	12/20/2018
10.19	Winnebago Industries, Inc. Officer Incentive Compensation Plan for Fiscal Period 2026*	10-K	10.22	10/22/2025
10.20	Form of Winnebago Industries, Inc. Officer Incentive Compensation Plan (Fiscal 2027 and later)				X
10.21	Form of Performance Stock Unit Agreement under Winnebago Industries, Inc. 2019 Omnibus Incentive Plan (Fiscal 2024 awards)*	10-Q	10.5	12/20/2023
10.22	Form of Performance Stock Unit Agreement under Winnebago Industries, Inc. Amended and Restated 2019 Omnibus Incentive Plan (Fiscal 2025 awards)*	10-K	10.33	10/23/2024
10.23	Form of Performance Stock Unit Agreement under Winnebago Industries, Inc. Amended and Restated 2019 Omnibus Incentive Plan (Fiscal 2026 awards and later)*	10-K	10.28	10/22/2025
10.24	Form of Performance Stock Unit Agreement under Winnebago Industries, Inc. Amended and Restated 2019 Omnibus Incentive Plan (Fiscal 2027 1-Year Awards)*				X
10.25	Winnebago Motorhome Profitability Improvement Bonus Plan*	10-K	10.30	10/22/2025
10.26	Registration Rights Agreement by and among Winnebago Industries, Inc., Summit Partners Growth Equity Fund VIII-A, L.P., Summit Partners Growth Equity Fund VIII-B, L.P., Summit Partners Entrepreneur Advisors Fund I, L.P., Summit Investors I, LLC, Summit Investors I (UK), L.P. and SP GE VIII-B GD RV Holdings, L.P., Donald Clark, Ronald Fenech, and William Fenech.	8-K	10.3	10/05/2016

Exhibit No.		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
10.27	Amended and Restated Employment Agreement between Winnebago Industries, Inc., Grand Design RV, LLC, and Donald Clark effective September 1, 2023.*	10-K	10.30	10/18/2023
10.28	Amended and Restated Change in Control Agreement between Winnebago Industries, Inc. and Donald Clark effective September 1, 2023.*	10-K	10.31	10/18/2023
10.29	Second Amended and Restated Credit Agreement dated as of July 15, 2022 among Winnebago Industries, Inc., Winnebago of Indiana, LLC, Grand Design RV, LLC and Newmar Corporation, the other loan parties party thereto from time to time, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A.	8-K	10.1	7/19/2022
10.30	Third Amended and Restated Credit Agreement dated as of August 20, 2026 among Winnebago Industries, Inc., Winnebago of Indiana, LLC, Grand Design RV, LLC and Newmar Corporation, the other loan parties party thereto from time to time, the lenders party thereto from time to time and JP Morgan Chase Bank, N.A.	8-K	10.1	08/21/2026
10.31	Base Warrant Confirmation, dated October 29, 2019, between Winnebago Industries, Inc., and Goldman Sachs & Co. LLC.	8-K	10.6	11/04/2019
10.32	Base Warrant Confirmation, dated October 29, 2019, between Winnebago Industries, Inc., and Bank of Montreal	8-K	10.7	11/04/2019
10.33	Additional Warrant Confirmation, dated October 30, 2019, between Winnebago Industries, Inc., and Goldman Sachs & Co. LLC.	8-K	10.8	11/04/2019
10.34	Additional Warrant Confirmation, dated October 30, 2019, between Winnebago Industries, Inc., and Bank of Montreal.	8-K	10.9	11/04/2019
10.35	Base Convertible Bond Hedge Confirmation, dated January 18, 2024, between Winnebago Industries, Inc., and Goldman Sachs & Co. LLC.	8-K	10.2	01/23/2024
10.36	Base Convertible Bond Hedge Confirmation, dated January 18, 2024, between Winnebago Industries, Inc., and BMO Capital Markets Corp.	8-K	10.3	01/23/2024
10.37	Base Convertible Bond Hedge Confirmation, dated January 18, 2024, between Winnebago Industries, Inc., and J.P. Morgan Securities LLC.	8-K	10.4	01/23/2024
10.38	Additional Convertible Bond Hedge Confirmation, dated January 19, 2024, between Winnebago Industries, Inc., and Goldman Sachs & Co. LLC.	8-K	10.5	01/23/2024
10.39	Additional Convertible Bond Hedge Confirmation, dated January 19, 2024, between Winnebago Industries, Inc., and BMO Capital Markets Corp.	8-K	10.6	01/23/2024
10.40	Additional Convertible Bond Hedge Confirmation, dated January 19, 2024, between Winnebago Industries, Inc., and J.P. Morgan Securities LLC.	8-K	10.7	01/23/2024
10.41	Base Warrant Confirmation, dated January 18, 2024, between Winnebago Industries, Inc., and Goldman Sachs & Co. LLC.	8-K	10.8	01/23/2024
10.42	Base Warrant Confirmation, dated January 18, 2024, between Winnebago Industries, Inc., and BMO Capital Markets Corp.	8-K	10.9	01/23/2024
10.43	Base Warrant Confirmation, dated January 18, 2024, between Winnebago Industries, Inc., and JPMorgan Chase Bank, National Association.	8-K	10.10	01/23/2024
10.44	Additional Warrant Confirmation, dated January 19, 2024, between Winnebago Industries, Inc., and Goldman Sachs & Co. LLC.	8-K	10.11	01/23/2024
10.45	Additional Warrant Confirmation, dated January 19, 2024, between Winnebago Industries, Inc., and BMO Capital Markets Corp.	8-K	10.12	01/23/2024
10.46	Additional Warrant Confirmation, dated January 19, 2024, between Winnebago Industries, Inc., and JPMorgan Chase Bank, National Association.	8-K	10.13	01/23/2024

Exhibit No.		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
10.47	First Restated and Amended Lease Agreement (Main Facility) dated October 4, 2019 by and between Three Oaks, LLC and Grand Design RV, LLC.	10-Q	10.14	12/20/2019
10.48	Second Restated and Amended Lease Agreement (Expansion Facility) dated October 4, 2019 by and between Three Oaks, LLC and Grand Design RV, LLC.	10-Q	10.15	12/20/2019
10.49	First Amendment to Lease dated March 12, 2024 by and between Three Oaks, LLC and Grand Design RV, LLC.	10-Q	10.1	06/20/2024
10.50	Intercreditor Agreement, dated as of July 8, 2020, among JPMorgan Chase Bank, N.A., U.S. Bank National Association, as collateral trustee, Winnebago Industries, Inc. and certain of its subsidiaries party thereto.	8-K	10.2	07/09/2020
10.51	Amended and Restated Employment Agreement between Winnebago Industries, Inc. and Michael Happe dated December 15, 2021*	8-K	10.1	12/17/2021
10.52	Winnebago Executive Officer Severance Plan and Summary Plan Description*	8-K	10.2	12/17/2021
19	Winnebago Industries, Inc. Insider Trading Policy				X
21	List of Subsidiaries.				X
23	Consent of Independent Registered Public Accounting Firm.				X
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification by the Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification by the Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97	Winnebago Industries, Inc. Mandatory Compensation Recovery Policy	10-K	97	10/23/2024
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (furnished herewith).
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Winnebago Industries, Inc. Annual Report on Form 10-K for the fiscal year ended August 29, 2026, formatted in Inline XBRL (included as Exhibit 101).
*    Management contract or compensation plan or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNEBAGO INDUSTRIES, INC.

By	/s/ Michael J. Happe
Michael J. Happe

Chief Executive Officer, President
(Principal Executive Officer)
Date: October 21, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 21, 2026, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Capacity

/s/ Michael J. Happe
Michael J. Happe	Chief Executive Officer, President, and Director (Principal Executive Officer)

/s/ Bryan L. Hughes
Bryan L. Hughes	Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)

/s/ Sara E. Armbruster
Sara E. Armbruster	Director

/s/ Christopher J. Braun
Christopher J. Braun	Director

/s/ Kevin E. Bryant
Kevin E. Bryant	Director

/s/ William C. Fisher
William C. Fisher	Director

/s/ Staci L. Kroon
Staci L. Kroon	Director

/s/ David W. Miles
David W. Miles	Director

/s/ John M. Murabito
John M. Murabito	Director

/s/ Michael E. Pack
Michael E. Pack	Director

/s/ Emily R. Silver
Emily R. Silver	Director